Form 10-K405
period 1997-12-31
CALIFORNIA WATER SERVICE GROUP
filed 1998-03-26
CIK 1035201

Total Number of Pages - 32
         UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                            FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 1997
                               OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from .............to....................
Commission file No.  1-13883

              CALIFORNIA WATER SERVICE GROUP
       (Exact name of registrant as specified in its charter)

      California                          77-0448994
(State or other jurisdiction  (I.R.S. Employer Identification No.)
	of Incorporation)

1720 North First Street  San Jose, California     95112
(Address of Principal Executive Offices)        (Zip Code)
                    1-408-367-8200
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class  Name of Each Exchange on Which Registered
     Common Stock, No Par Value      New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
           Cumulative Preferred Stock, Par Value, $25
                        (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes X     No     .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

The aggregate market value of the voting stock held by non-affiliates of the Registrant - $380,152,000 at February 27, 1998.

Common stock outstanding at February 27, 1998 - 12,619,140 shares.



                         EXHIBIT INDEX
The exhibit index to this Form 10-K is on page  28

               DOCUMENTS INCORPORATED BY REFERENCE

     Designated portions of Registrant's Annual Report to
Shareholders for the calendar year ended December 31, 1997 ("1997
Annual Report") are incorporated by reference in Part I (Item 1),
Part II (Items 5, 6, 7 and 8) and in Part IV (Item 14(a)(1)).

     Designated portions of the Registrant's Proxy Statement of California Water Service Group ("Proxy Statement"), dated March 11, 1998, relating to the 1998 annual meeting of shareholders are incorporated by reference in Part III (Items 10, 11 and 12) as of the date the Proxy Statement was filed with the Securities and Exchange Commission. The Proxy Statement was filed under EDGAR on March 9, 1998.






                           TABLE OF CONTENTS


                                                      Page
PART I
     Item  1. Business............................     	5
           a. General Development of Business.....     	5
                Rates and Regulation..............     	6
           b. Financial Information about
                Industry Segments.................     	9
           c. Narrative Description of Business...     	9
              Geographical Service Areas
                and Number of Customers at
                year-end..........................    	10
              Water Supply........................    	11
              Nonregulated Operations............     	14
              Utility Plant Construction Program
                and Acquisitions..................    	15
              Quality of Supplies.................    	16
              Competition and Condemnation........    	16
              Environmental Matters ..............    	17
              Human Resources.....................    	17

           d. Financial Information about
                Foreign and Domestic Operations
                and Export Sales .................    	18

     Item  2. Properties .........................    	18

     Item  3. Legal Proceedings...................    	18

     Item  4. Submission of Matters to a Vote of
                Security Holders..................    	19

     Executive Officers of the Registrant.........    	20

PART II

     Item  5. Market for Registrant's Common Equity
                and Related Stockholder Matters....   	21

     Item  6. Selected Financial Data.............    	21

     Item  7. Management's Discussion and
                Analysis of Financial Condition
                and Results of Operations.........    	22

     Item  8. Financial Statements and
                Supplementary Data................    	22

     Item  9. Changes in and Disagreements with
                Accountants on Accounting and
                Financial Disclosure.............     	22



PART III

     Item 10. Directors and Executive Officers
                of the Registrant.................    	22

     Item 11. Executive Compensation..............    	22

     Item 12. Security Ownership of Certain
                Beneficial Owners and Management..    	23

     Item 13. Certain Relationships and Related
                Transactions......................    	23


PART IV

     Item 14. Exhibits, Financial Statement
                Schedules, and Reports on
                Form 8-K..........................    	23

Signatures........................................    	24

Independent Auditors' Report......................    	26

Schedules.........................................    	27

Exhibit Index.....................................    	28




PART I

Item 1   Business.

Forward Looking Statements
Certain information presented in this report contains forward looking statements. Such statements are inherently based on currently available information and expectations, estimates, assumptions and projections, and management's judgment about the California Water Service Group and subsidiaries ("Group"), the water utility industry and general economic conditions. Words such as expects, intends, plans, believes, estimates, anticipates or variations of such words or similar expressions are intended to identify forward looking statements. The forward looking statements are not guarantees of future performance. Actual results may vary materially from what is contained in a forward looking statement. Factors which may cause a result different than expected include regulatory decisions, legislation and the impact of weather on operating results. The Group assumes no obligation to provide public updates of forward looking statements.

a.  General Development of Business.

California Water Service Company (the "Company") was formed in 1926. In April 1997, shareholders of California Water Service Company voted to approve a holding company structure. After receiving final regulatory approval, California Water Service Group (the "Group") was formed on December 31, 1997. As a result of the holding company structure, the Company became one of the Group's two wholly-owned, operating subsidiaries. The Company will continue to operate as a regulated utility subject to the jurisdiction of the California Public Utilities Commission ("Commission or PUC"). Its assets and operating revenues comprise virtually all of the Group's assets and operating revenues.

The second subsidiary, CWS Utility Services ("Utility Services"), is a new entity that will provide nonregulated water operations and related services. Existing nonregulated contracts, currently performed by the Company, will be transferred to Utility Services as the contracts are renewed or at such time as agreed upon between the contracting parties. New nonregulated contracts will be conducted by Utility Services.

In conjunction with the formation of the holding company structure, each share of Company common stock was exchanged on a two-for-one basis for Group common stock. Per share data has been restated where necessary to reflect the effective two-for-one stock split. Each share of Company preferred stock was converted into one share of Group preferred stock. To maintain its relative voting strength, the number of votes to which each preferred share is entitled was doubled from eight to sixteen.

The Group's mailing address and principal executive offices are located at 1720 North First Street, San Jose, California;
telephone number: 1-408-367-8200. The Company maintains a web site which can be accessed via the Internet at http://www.calwater.com.

During the year ended December 31, 1997, there were no significant changes in the kind of products produced or services rendered by the Group or its operating subsidiaries, or in its markets or methods of distribution.

The Company is the largest investor-owned water company in California and the third largest in the United States. It was incorporated under the laws of the State of California on December 21, 1926. It is a public water utility providing water service to approximately 379,500 residential, commercial and industrial customers in 57 California cities and communities through 21 separate water systems or districts. In the Group's 20 regulated systems, which serve 373,500 customers, rates and operations are subject to the jurisdiction of the Commission. An additional 6,000 customers receive service through a long-term lease of the City of Hawthorne water system, which is not subject to Commission regulation. The Company also has contracts with various municipalities and private entities to operate water systems and provide billing services to 35,500 other customers. These operations are described in more detail in section Item 1.c., "Narrative Description of the Business - Nonregulated Operations."


Rates and Regulations
Rates, service and other matters for the regulated business of the Company are subject to the jurisdiction of the Commission. The Commission's decisions and the timing of those decisions can have an important impact on operations and results of operations.

The Company's 20 regulated systems, each of which is within the State of California, are operated as 20 separate districts. The systems are not integrated with one another. Except for allocation of general office expenses and the determination of cost of capital, the expenses and revenues of individual districts are not affected by operations in other districts. Cost of capital (i.e. return on debt and equity) is determined on a company-wide basis. Otherwise, the Commission requires that each district be considered a separate and distinct entity for ratemaking purposes.

The Commission requires that water rates for each operating district be determined independently. The Company's districts are on varying rate case cycles, each of which is for not less than three years. General rate case applications are filed annually for a portion of the districts. Thus, the number of customers affected by each filing, varies from year to year. For example, the 1995 rate filings covered 47 percent of the customer base, while the 1996 filing were for 11 percent and the 1997 filing for 7 percent. The decision to file a general rate case application for a particular district depends on various factors including the time since the last general rate case was filed, the rate of return being earned in each district, expected future returns, estimated future expenses and the need for plant additions.

According to the commission's rate case processing procedures for water utilities, the Company is scheduled to make its general rate case filings in July of each year. The Commission attempts to issue decisions within eight months of acceptance of the general rate case applications. Rates are set prospectively, generally for a three-year period, with a provision for annual step increases, which are designed to maintain the authorized rate of return between general rate case filings. Offset rate adjustments are allowed as required for changes in the costs of purchased water, power and pump taxes.

1998 Rate Application Filings

In 1998, 14 districts, representing about 80% of the regulated customer base, are eligible for general rate filings. Earnings levels in those districts will be reviewed and applications for additional rate consideration will be filed as deemed appropriate. The filings are expected to be made in July. Additionally, a rate increase will be initiated by the Company for the City of Hawthorne system. This application will be prepared and presented to the City in a manner similar to that by which the Company makes its Commission filings.

1997 Rate Application Filings

In July 1997, general rate increase applications were filed for four districts representing 27,900 customers or 7 percent of regulated customers. The applications requested additional first year annual revenue of $650,000 and step rate increases of $240,000 in each year 1999 through 2001.
The Company's proposal also included continuation of the current rate of return on common equity ("ROE") at 10.35 percent. For the Oroville and Selma districts, the application proposed that rate increases for the succeeding five years be based on the increase in the Consumer Price Index ("CPI")for water/sewerage. The CPI based increases were requested to cover future operating expenses and plant investments.
In January 1998, agreement was reached with the Commission staff regarding the 1997 rate applications. The agreement recommends retaining the ROE at the current 10.35 percent. Assuming PUC approval, 1998 revenue is estimated to increase $300,000 based on the agreement. Step rate increases effective January 1, 1999 are expected to add $305,000. Rate changes after 1998 in the Oroville and Selma districts are expected be based on a hybrid CPI. The CPI arrangement, which will cover increased expenses and capital improvements, will be effective for five-years.

1996 Rate Application Filings
In July 1996, general rate cases were filed for two districts representing 11 percent of the regulated customers. An ROE of 12.05 percent was requested, while the Commission staff recommended 10.1 percent. In January 1997, the Company and Commission staff stipulated to an ROE of 10.35 percent. In February 1997, hearings before the Commission regarding the 1996 general rate applications were completed. The Commission's decision was issued in April. The decision, which authorized a 10.35 percent return on common equity, was estimated to increase 1997 revenue by about $1.2 million. Additionally, step rate increases will become effective in each of the following three years.

1995 Rate Application Filings
General rate case applications, which had been filed with the Commission during 1995 for five districts serving 47 percent of the Company's regulated customers, were finalized by the Commission in 1996. The applications requested an ROE of 12.1 percent and additional revenue of $26.7 million over a three-year period. The Commission staff recommended a rate of return of 9.9 percent, however, a stipulation agreement was reached with the staff for a 10.3 percent ROE in January 1996. The Commission's decision for this rate case series was issued in June 1996. During the first full year, the decision provided $5.4 million of added revenue, including $1.2 million in step rate increases which were effective at the start of 1996. Over a four-year period, the decision is expected to provide about $10.6 million in new revenue. The decision includes a provision to accelerate the recovery of the utility plant investment, resulting in an increase in the annualized depreciation rate for these districts of 2.6 percent compared to a 2.4 percent rate experienced in preceding years.

Second Amended Contract - Stockton East Water District
In January 1995, a consultant retained by the Commission's Organization of Ratepayer Advocates completed a report on the reasonableness of the Second Amended Contract. Parties to the contract are the Company, Stockton-East Water District, the City of Stockton and San Joaquin County. The contract pertains to the sale and delivery of water to the Company's Stockton District by the Stockton-East Water District. The report alleges that the Company was required to receive Commission approval prior to entering into the Second Amended Contract and furthermore challenges the reasonableness of the Second Amended Contract for ratemaking purposes. However, the report does not include specific ratemaking recommendations. It is difficult to assess the potential impact on the Company if the report were to be adopted by the Commission. If there is any adverse financial impact as a result of the report, such impact is expected to be prospective, affecting only future rates for the Stockton district. Hearings have not yet been scheduled to address the report. Following hearings at which the Company intends to present evidence to rebut the report, the assigned administrative law judge will render a proposed decision for comment and eventual Commission consideration. Management intends to vigorously defend its position that the Second Amended Contract did not require prior Commission approval and is reasonable for ratemaking purposes.

b.  Financial Information about Industry Segments.

The Group has only one business segment.

c. Narrative Description of Business.

The Group is the sole shareholder of its two operating subsidiaries, California Water Service Company and CWS
Utility Services.

The Group's business, which is carried on through it operating subsidiaries, consists of the production, purchase, storage, purification, distribution and sale of water for domestic, industrial, public and irrigation uses, and for fire protection. The water business fluctuates according to the demand for water, which is partially dictated by seasonal conditions, such as summer temperatures or the amount and timing of precipitation during the year. Franchises and permits are held in the cities and communities where water service is provided to the extent judged necessary to operate and maintain facilities in the public streets. Water is distributed to customers in accordance with accepted water utility methods.

The City of Hawthorne water system is operated under a 15-year lease which commenced in February 1996. Under other contracts, three municipally owned water systems and two reclaimed water distribution systems are operated. Billing services are also provided to other municipalities. These operations are discussed in more detail in a following section titled "Nonregulated Operations."

The Group intends to continue to explore opportunities to expand operating and other revenue sources. The opportunities could include system acquisitions, contracts similar to the City of Hawthorne arrangement, operating contracts, billing contracts and other utility related services. The Group believes that a holding company structure, as discussed above, will make the Company more competitive in providing nonregulated utility services, which would not be subject to Commission jurisdiction. The Group will be investigating new business opportunities outside of California. It will also assess the potential risk and return from business opportunities in Central and South America. There can be no assurance, however, that the Group will be able to expand operating and other revenue sources or that the Group will be able to consummate any transactions arising from any such opportunities.

Geographical Service Areas and Number of Customers at Year-end The principal markets for the Group's products are users of water within the Company's service areas. The Group's geographical service areas or districts for both the regulated and nonregulated operations and the approximate number of customers served in each district at December 31, 1997, are listed below.

SAN FRANCISCO BAY AREA

Mid-Peninsula (comprised of San Mateo and San Carlos)       35,600
South San Francisco (including Colma and Broadmoor)         15,700
Bear Gulch (serving Menlo Park, Atherton,
     Woodside and Portola Valley)                           17,400
Los Altos (including portions of Cupertino,
     Los Altos Hills, Mountain View and Sunnyvale)          18,100
Livermore                                                   16,000
                                                           102,800

SACRAMENTO VALLEY

Chico (including Hamilton City)                             21,600
Oroville                                                     3,500
Marysville                                                   3,700
Dixon                                                        2,800
Willows                                                      2,300
                                                            33,900

SALINAS VALLEY

Salinas                                                     24,300
King City                                                    2,100
                                                            26,400

SAN JOAQUIN VALLEY

Bakersfield                                                 55,300
Stockton                                                    41,100
Visalia                                                     27,500
Selma                                                        5,000
                                                           128,900

LOS ANGELES AREA
East Los Angeles (including portions of
  the cities of Commerce and Montebello)                    26,200
Hermosa Beach and Redondo Beach (including
  a portion of Torrance)                                    25,000
Palos Verdes (including Palos Verdes
  Estates, Rancho Palos Verdes, Rolling
  Hills Estates and Rolling Hills)                          23,500
Westlake (a portion of Thousand Oaks)                        6,800
Hawthorne (leased municipal system)                          6,000
                                                            87,500

TOTAL                                                      379,500

Water Supply
The Company's water supply for its 21 operating districts is obtained from wells, surface runoff or diversion, and by purchase from public agencies and other wholesale suppliers. The effects of the six-year California drought, which ended with the 1992-93 winter, and 1996-97 winter rains are discussed below. The Company's supply has been adequate to meet consumption demands, however, during periods of drought, some districts have required water rationing.

California's rainy season usually begins in November and continues through March with December, January and February receiving the most rainfall. During winter months reservoirs and underground aquifers are replenished by rainfall. Snow accumulated in the mountains provides an additional water source when spring and summer temperatures melt the snowpack producing runoff into streams and reservoirs, and also replenishing underground aquifers.

During years in which precipitation is especially heavy or extends beyond the spring into the early summer, customer demand can decrease from historic normal levels, generally due to reduced outdoor water usage. This was the case during 1995, when winter rains continued well into the spring along with cooler than normal temperatures. Likewise, an early start to the rainy season during the fall can cause a decline in customer usage and have a negative impact on revenue.

The Company's water business is seasonal in nature and weather conditions can have a pronounced effect on customer usage and thus operating revenues and net income. Customer demand for water generally is less during the normally cooler and rainy winter months, increasing in the spring when warmer weather gradually returns to California and the rains end. Temperatures are warm during the generally dry summer months, resulting in increased demand. Water usage declines during the fall as temperatures decrease and the rainy season approaches.

During years of less than normal rainfall, customer demand can increase as outdoor water usage continues. When rainfall is below average for consecutive years, drought conditions can result and certain customers may be required to reduce consumption to preserve existing water reserves. California experienced a six- year drought which ended with the winter of 1992-93. During that six-year period some districts had water rationing requirements imposed on customers. In certain districts, penalties were collected from customers who exceeded allotments. During past drought periods, the Commission has allowed modifications to consumer billings which provided for recovery of a portion of revenue that was deemed lost due to conservation measures.

Historically, about half of the water supply is purchased from wholesale suppliers with the balance pumped from wells. A small portion of the supply is received from surface runoff. During 1997, 110 billion gallons were delivered to customers. Approximately 52 percent of the supply was obtained from wells and 48 percent was purchased from the wholesale suppliers. The following table shows the 1997 source of supply for each operating district.

                     Supply
District          Purchased   Wholesale Supplier

SAN FRANCISCO BAY AREA

Mid-Peninsula          100%   San Francisco Water Department

South San Francisco     92%   San Francisco Water Department

Bear Gulch              90%   San Francisco Water Department

Los Altos               73%   Santa Clara Valley Water
District

Livermore               65%   Alameda County Flood Control
                              and Water Conservation District

SACRAMENTO VALLEY

Oroville                77%   Pacific Gas and Electric Co.
                         4%   County of Butte

SAN JOAQUIN VALLEY

Bakersfield             19%   Kern County Water Agency

Stockton                63%   Stockton-East Water District

LOS ANGELES AREA

East Los Angeles        80%   Central Basin Municipal
                              Water District

Hawthorne               95%   West Basin Municipal
                              Water District

Hermosa Beach and       97%   West Basin Municipal
Redondo Beach                 Water District

Palos Verdes           100%   West Basin Municipal
                              Water District

Westlake               100%   Russell Valley Municipal
                              Water District

The balance of the required supply for the above districts was obtained from wells, except for Bear Gulch where the balance is obtained from surface runoff from the local watershed and processed through the Company's treatment plant before being delivered to the distribution system.

Historically, groundwater has yielded 10 to 15 percent of the Hermosa-Redondo district supply and 15 to 20 percent of the South San Francisco district supply. During 1996, wells in those two districts, were out of service while treatment facilities were being installed. The treatment facilities were completed and became operational during 1997. Thus well production in those two districts increased during 1997. During 1998, it is anticipated that a larger portion of the supply will be provided by wells than in 1997. Water produced from wells is generally less expensive than water purchased from wholesale suppliers.

The Chico, Marysville, Dixon and Willows districts in the Sacramento Valley, the Salinas and King City districts in the Salinas Valley, and the Selma and Visalia districts in the San Joaquin Valley obtain their entire supply from wells.

Purchases for the Los Altos, Livermore, Oroville, Stockton and Bakersfield districts are pursuant to long-term contracts expiring on various dates after 2011. The purchased supplies for the East Los Angeles, Hermosa-Redondo, Palos Verdes and Westlake districts and the City of Hawthorne system are provided by public agencies pursuant to an obligation of continued nonpreferential service to persons within the agencies' boundaries.

Purchases for the South San Francisco, Mid-Peninsula and Bear
Gulch districts are pursuant to long-term contracts with the San
Francisco Water Department expiring June 30, 2009.

The price of wholesale water purchases are subject to pricing changes imposed by the various wholesale suppliers. Price changes are generally beyond the control of the Company. During 1997, two wholesale water suppliers refunded funds which had been overcollected from wholesale water purchasers. The Company received $2.5 million which was credited as a reduction to purchased water expense.

California experienced above average rainfall in the 1996-97 measurement year. Rainfall to date for the 1997-98 season has already exceeded the annual average. Groundwater levels in underground aquifers which provide supply to districts served by well water improved in 1997 due to the above average rainfall. Most regions have recorded positive changes in groundwater levels as compared to 1996. Regional groundwater management planning continues throughout the State as required. Existing laws provide a mechanism for local agencies to maintain control of their groundwater supply. The Group continually updates long range projections and works with local wholesale suppliers to ensure an adequate future supply to meet customer needs.

The water supply outlook for 1998 is good, however, California faces long-term water supply challenges. The Company is actively working to meet the challenges by continuing to educate customers on responsible water use practices, particularly in the districts with conservation programs approved by the Commission.

Progress has been made by Consolidated Irrigation District
(Selma) and Kaweah Delta Water Conservation District (Visalia) towards the implementation of a water management plan. The Group is participating in the formulation of these plans.

On an ongoing basis, the Group is actively participating with the Salinas Valley water users and the Monterey County Water Resources Agency (MCWRA) to address the seawater intrusion concern to the water supply for the Salinas district. MCWRA started construction on the Castroville Seawater Intrusion Project in 1995 and deliveries are expected to commence in 1998. When completed, this project will deliver up to 20,000 acre feet of recycled water annually to agricultural users in the nearby Castroville area and is designed to help mitigate seawater intrusion into the region by reducing the need to pump groundwater.

The Group is participating with the City and County of San Francisco, and the cities of San Bruno and Daly City to prepare a groundwater management plan for the Westside Basin from which the South San Francisco district pumps a portion of its supply. Additionally, the Group is working with the City of San Francisco in their development of a long-range water supply master plan for the entire area to which the San Francisco Water Department is the wholesale water supplier. In addition to the South San Francisco district, the Mid-Peninsula and Bear Gulch districts are included in this service area.

Nonregulated Operations
Revenue from nonregulated water system operations is generally determined on a per customer basis. With the exception of the City of Hawthorne water system, revenue and expenses from nonregulated operations is accounted for in other income on a pretax basis. Revenue and expenses for the City of Hawthorne lease are included in operating revenue and operating expenses because the Group is entitled to retain all customer billings and is responsible generally for all operating expenses.

Municipally owned water systems are operated under contract for the cities of Bakersfield, Commerce and Montebello, and four private water company systems in the Bakersfield, Livermore and Salinas districts. The Company also operates under contract a wastewater collection system in Livermore. The total number of services operated under the contracts is about 29,500. With the exception of the 15-year Hawthorne lease discussed below, the terms of the operating agreements range from one-year to three-year periods with provisions for renewals. The first operating agreement was signed with the City of Bakersfield in 1977. Upon expiration, each agreement has been renewed.

Recycled water distribution systems located in the Los Angeles
Basin are operated for the West Basin and Central Basin municipal water districts. Some engineering department services are also provided for these two recycled water systems.

The Company provides meter reading, billing and customer service for the City of Menlo Park's 4,000 water customers.
Additionally, sewer and/or refuse billing services are provided to six municipalities.

Since February 1996, the Group has leased the City of Hawthorne's 6,000 account water system under terms of a 15-year agreement. The system which is near the Hermosa-Redondo district serves about half of Hawthorne's population. Terms of the lease, required an up-front $6.5 million lease payment to the City which is being amortized over the lease term. Additionally, annual lease payments to the City of $100,000 indexed to changes in water rates are required. The Group is responsible for all aspects of system operation and capital improvements, although title to the system and system improvements resides with the City. At the end of the lease, the Group will be reimbursed for the unamortized value of capital improvements. In exchange, the Group receives all system revenues which are about $4 million annually.

During 1997, the Group signed an agreement with the Rural North Vacaville Water District in Solano County to design and build a water distribution system. The new system will initially provide water to about 400 services. The Group also expects to enter an agreement for future operation and maintenance of the system.

Various antenna sites are leased to telecommunication companies.
Individual lease payments range from $750 to $2,200 per month.
The antennas are used in cellular phone and personal communication applications. Other leases are being negotiated for similar uses. Currently there are 30 such leases.

The Group also provides laboratory services to San Jose Water
Company.

Utility Plant Construction Program and Acquisitions
The Group is continually extending, enlarging and replacing its facilities as required to meet increasing demands and to maintain its systems. Capital expenditures, including developer financed projects, for additional facilities and for the replacement of existing facilities amounted to approximately $32.9 million in 1997. Financing was provided by funds from operations and short-term bank borrowings, advances for construction, and contributions in aid of construction as set forth in the "Statement of Cash Flows" on pages 44 and 45 of the Group's 1997 Annual Report which is incorporated herein by reference. Group funded expenditures were $25.5 million. Developer payments accounted for $7.4 million. Advances for construction of main extensions are payments or facilities received from subdivision developers under the Commission's rules. These advances are refundable without interest over a period of 40 years. Contributions in aid of construction consist of nonrefundable cash deposits or facilities received from developers, primarily for fire protection. The amount received from developers varies from year to year as the level of development activity varies.
It is impacted by the demand for housing and commercial development and general business conditions, including interest rates.

The 1998 construction budget for additions and improvements to facilities is approximately $31 million, exclusive of additions and improvements financed through advances for construction and contributions in aid of construction. Financing is expected to be from internally generated funds, short-term borrowings and long-term debt.

Quality of Supplies
Procedures are maintained to produce potable water in accordance with accepted water utility practice. Water entering the distribution systems from surface sources is treated in compliance with Safe Drinking Water Act standards. Samples of water from each water system are analyzed regularly by the Group's state certified water quality laboratory.

In recent years, federal and state water quality regulations have continued to increase. Changes in the federal Safe Drinking Water Act, which the Group believes will bring treatment costs more in line with the actual health threat posed by contaminants, were enacted by Congress during 1996. The Group continues to monitor water quality and upgrade its treatment capabilities to maintain compliance with the various regulations. These activities include:

- maintaining a State approved compliance monitoring program required by the Safe Drinking Water Act
- upgrading laboratory equipment and enhancing analytical testing capabilities
-  installation of disinfection treatment at all well sources
- installation of and operating several granular activated carbon (GAC) filtration systems for removal of hydrogen sulfide or volatile organic chemicals
- treatment systems at two Los Angeles Basin wells and wells at the South San Francisco well field which have elevated levels of iron and manganese; the treatment allowed the wells to be returned to production during 1997; thus, less costly well water, rather than purchased water supplies became available
- construction of a new iron and manganese treatment plant in the leased Hawthorne system; completion of this project is scheduled for mid 1998
- monitoring of all sources for MTBE, the gasoline additive widely used throughout the State
- completion of mandatory Information Collection Rule monitoring for specified water systems

Competition and Condemnation
The Company is a public utility regulated by the Commission. The Company provides service within filed service areas approved by the Commission. Under the laws of the State of California, no privately owned public utility may compete with the Company in any territory already served by the Company without first obtaining a certificate of public convenience and necessity from the PUC. Under PUC practices, such certificate will be issued only upon showing that the Company's service in such territory is deficient.

California law also provides that whenever a public agency constructs facilities to extend a utility system into the service area of a privately owned public utility, such an act constitutes the taking of property. For such taking the public utility is to be paid just compensation. Under the constitution and statutes of the State of California, municipalities, water districts and other public agencies have been authorized to engage in the ownership and operation of water systems. Such agencies are empowered to condemn properties already operated by privately owned public utilities upon payment of just compensation and are further authorized to issue bonds, including revenue bonds, for the purpose of acquiring or constructing water systems. To the Group's knowledge, no municipality, water district or other public agency has any pending action to acquire or condemn any of the Group's systems.

The water industry is experiencing competitive changes and the potential exists for new growth. The Group has in the past participated in public/private partnerships, such as the lease of a water system, system operation agreements, or billing service contracts, and anticipates future opportunities for further participation and development. The formation of the holding company structure is expected to enhance financing, accounting and operation of the nonregulated business activities.

Environmental Matters
The Group is subject to environmental regulation by various governmental authorities. Compliance with federal, state and local provisions which have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, has not had, as of the date of filing of this Form 10-K, any material effect on the Group's capital expenditures, earnings or competitive position. The Group is unaware of any pending environmental matters which will have a material effect on its operations. Refer to Item 3, Legal Proceedings, for additional information.

The environmental affairs program is designed to provide compliance with underground storage tank regulations, hazardous materials management plans, air quality permitting requirements, local and toxic discharge limitations, and employee safety issues related to hazardous materials. The Company has been actively involved in the formulation of air quality standards related to water utilities. Also, the Company is proactive in looking to alternative technologies in meeting environmental regulations and continuing the traditional practices of water quality.

Human Resources
At December 31, 1997, the Company had 649 employees, of whom 178 were executive, administrative and supervisory employees, and 471 were members of unions. In December 1997, two-year collective bargaining agreements, expiring December 31, 1999, were successfully negotiated with the Utility Workers Union of America, AFL-CIO, representing the majority of the Company's field and clerical union employees. In January 1998, a new two-year collective bargaining agreement was negotiated with the International Federation of Professional and Technical Engineers, AFL-CIO, representing certain engineering department and water quality laboratory employees. Both agreements were ratified by the union members in January 1998. As in the past, the agreements were successfully renewed without a labor interruption.


d. Financial Information about Foreign and Domestic Operations and Export Sales.

The Group makes no export sales.

Item 2. Properties.

The Group's physical properties consist of offices and water systems to accomplish the production, storage, purification, and distribution of water. These properties are located in or near the Geographic Service Areas listed above under section Item 1.c. entitled "Narrative Description of the Business." The Group's general office, which houses accounting, engineering, information systems, human resources, purchasing, rate making, water quality and executive staffs are located in San Jose, California. All properties are maintained in good operating condition.

All principal properties are held in fee simple title, subject to the lien of the indenture securing the Company's first mortgage bonds, of which $119,205,000 remained outstanding at December 31, 1997.

The Group owns 525 wells and operates six leased wells. There were 290 storage tanks with a capacity of 216 million gallons and one reservoir located in the Bear Gulch district with a 210 million gallon capacity. There are 4,615 miles of supply and distribution mains in the various systems. There are two treatment plants, one in the Bear Gulch district, the other in Oroville. Both treatment plants are designed to process six million gallons per day. During 1997, the average daily water production was 301 million gallons, while the maximum production on one day was 513 million gallons. By comparison, during 1996 the average daily water production was 283 million gallons, while the maximum production on one day was 497 million gallons. In 1995, the average daily water production was 273 million gallons and the maximum production on one day was 493 million gallons. The trend of increasing customer consumption reflects the impact of weather patterns during the past three years on customer usage.

In the leased systems or in systems which are operated under contract for municipalities or private companies, title to the various properties is held exclusively by the municipality or private company.


Item 3. Legal Proceedings.

The State of California's Department of Toxic Substances Control
(DTSC) alleges that the Company is a potential responsible party for cleanup of a toxic contamination in the Chico groundwater. The DTSC has prepared a draft report titled "Preliminary Nonbinding Allocation of Financial Responsibility" for the cleanup which asserts that the Company's share should be 10 percent. The DTSC estimates the total cleanup cost to be $8.69 million. The toxic spill occurred when cleaning solvents, which were discharged into the city's sewer system by local dry cleaners, leaked into the underground water supply due to breaks in sewer pipes. The DTSC contends that the Company's responsibility stems from the Company's operation of wells in the surrounding vicinity which caused the contamination plume to spread. The Company denies any responsibility for the contamination or the resulting cleanup and intends to vigorously resist any action which may be brought against it. The Company believes that it has insurance coverage for this claim and that if it were ultimately held responsible for a portion of the cleanup costs, there would not be a material adverse effect on the Group's financial position or results of operations.

In December 1997, the Group along with the City of Stockton and San Joaquin County ("the Contractors") filed a lawsuit against the Stockton East Water District (SEWD). The Contractors are SEWD's sole customers for wholesale potable water. SEWD also serves raw water to agricultural customers. To enable SEWD to meet its financial obligations, the Contractors agreed to specific Base Monthly Payments which as of June 30, 1997 had generated $5.4 million in surplus funds. The Contractors contend that a portion of the funds paid by the Contractors have been or will be used for purposes other than to meet SEWD's agreed financial obligations. Presently, all parties to the lawsuit have entered into a Stipulated Preliminary Injunction. A favorable settlement is anticipated.

The Group is not a party to any other legal matters, other than those which are incidental to its business.


Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders in the fourth quarter of year 1997.

Executive Officers of the Registrant

Name                 Positions and Offices with the Group              Age

Robert W. Foy        Chairman of the Board since January 1, 1996.       61
(1)                  A Director since 1977.  Formerly President
                     and Chief Executive Officer of Pacific Storage
                     Company, Stockton, Modesto, Sacramento and
                     San Jose, California, a diversified
                     transportation and warehousing company,
                     where he had been employed for 32 years.

Peter C. Nelson      President and Chief Executive Officer since       50
(1)                  February 1, 1996. Formerly Vice President,
                     Division Operations (1994-1995) and Region
                     Vice President (1989-1994), Pacific Gas &
                     Electric Company, a gas and electric public utility.

Gerald F. Feeney     Vice President, Chief Financial Officer and       53
(1)                  Treasurer since November 1994; Controller,
                     Assistant Secretary and Assistant Treasurer from 1976 to 1994. From 1970 to 1976, an audit manager with Peat Marwick Mitchell & Co.

Calvin L. Breed      Controller, Assistant Secretary and Assistant     42
(2)                  Treasurer since November 1994.  Previously
                     Treasurer of TCI International, Inc.; from 1980 to 1983, a certified public accountant with Arthur Andersen & Co.

Paul G. Ekstrom      Corporate Secretary since August 1996;            45
(1)                  Operations Coordinator, 1993 to 1996;
                     District Manager, Livermore, 1988 to 1993;
                     previously served in various field management positions since 1979; an employee since 1972.

(1) holds the same position with California Water Service Company and CWS Utility Services

(2) holds the same position with California Water Service Company


Name                Positions and Offices with the Company             Age

Francis S.          Vice President, Regulatory Matters since August     48
Ferraro             1989. Employed by the California Public
                    Utilities Commission for 15 years, from 1985 through 1989, as an administrative law judge.

James L. Good       Vice President, Corporate Communications            34
(1)                 and Marketing since January 1995.  Previously
                    Director of Congressional Relations for the National Association of Water Companies from
                    1991 to 1994.

Robert R.           Vice President, Engineering and Water Quality      44
Guzzetta            since August 1996; Chief Engineer, 1990 to 1996;
                    Assistant Chief Engineer, 1988 to 1990; various engineering department positions since 1977.

Christine L.        Vice President, Human Resources since August       51
McFarlane           1996; Director of Human Resources, 1991 to 1996;
                    Assistant Director of Personnel, 1989 to 1991;
                    an employee since 1969.

Raymond H. Taylor   Vice President, Operations since April 1995;       52
                    Vice President and Director of Water Quality,
                    1990 to 1995; Director of Water Quality, 1986 to 1990; prior to 1982 an employee of the United
                    States Environmental Protection Agency.

Raymond L.          Vice President, Chief Information Officer since    58
Worrell             August 1996; Director of Information Systems,
                    1991 to 1996; Assistant Manager of Data Processing,
                    1970 to 1991; Data Processing Supervisor, 1967 to
                    1970.

John S. Simpson     Assistant Secretary, Manager of New Business       53
                    since 1991; Manager of New Business development for the past thirteen years; served in various management positions since 1967.

(1) Also, Vice President, Marketing with CWS Utility Services.

No officer or director has any family relationship to any other executive officer or director. No executive officer is appointed for any set term. There are no agreements or understandings between any executive officer and any other person pursuant to which he was selected as an executive officer, other than those with directors or officers of the Group acting solely in their capacities as such.

                              PART II

Item 5. Market for Registrant's Common Equity and Related
Stockholder Matters.

The information required by this item is contained in the Section captioned "Quarterly Financial and Common Stock Market Data" on pages 58 and 59 of the Group's 1997 Annual Report and is incorporated herein by reference. The number of shareholders listed in such section includes the Group's record shareholders and an estimate of shareholders who hold stock in street name.


Item 6. Selected Financial Data.

The information required by this item is contained in the section captioned "Ten Year Financial Review" on pages 26, 27 and 28 of the Group's 1997 Annual Report and is incorporated herein by reference.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The information required by this item is contained in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations," on pages 30 through 38 of the Company's 1997 Annual Report and is incorporated herein by reference.


Item 8. Financial Statements and Supplementary Data.

The information required by this item is contained in the sections captioned "Consolidated Balance Sheet", "Consolidated Statement of Income", "Consolidated Statement of Common Shareholders' Equity", "Consolidated Statement of Cash Flows", "Notes to Consolidated Financial Statements" and "Independent Auditors' Report" on pages 40 through 60 of the Group's 1997 Annual Report and is incorporated herein by reference.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.


                             PART III

Item 10. Directors and Executive Officers of the Registrant.

The information required by this item as to directors of the Group is contained in the sections captioned "Election of Directors", "Nominees for Directors" and "Board Committees" on pages 5 through 8 of the 1998 Proxy Statement and is incorporated herein by reference. Information regarding executive officers of the Group is included in a separate item captioned "Executive Officers of the Registrant" contained in Part I of this report.


Item 11. Executive Compensation.

The information required by this item as to directors of the Group is included under the caption "Compensation of Non-employee Directors" on page 9 of the 1998 Proxy Statement and is incorporated herein by reference. The information required by this item as to compensation of executive officers, including officers who are directors, is included under the caption "Compensation of Executive Officers" on page 12 through 15 of the 1998 Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and
Management.

The information required by this item is contained in the sections captioned "Beneficial Ownership of Director-Nominees" and "Security Ownership of Management" on pages 10 and 16, respectively, of the 1998 Proxy Statement and is incorporated herein by reference.


Item 13. Certain Relationships and Related Transactions.

None.


                         PART IV

Item 14. Exhibits, Financial Statement Schedules, and
         Reports on Form 8-K.

(a) (1) Financial Statements:

Consolidated Balance Sheet as of December 31, 1997 and 1996.

Consolidated Statement of Income for the years ended
December 31, 1997, 1996, and 1995.

Consolidated Statement of Common Shareholders' Equity for the years ended December 31, 1997, 1996, and 1995.

Consolidated Statement of Cash Flows for the years ended
December 31, 1997, 1996, and 1995.

Notes to Consolidated Financial Statements, December 31,
1997, 1996, and 1995

The above financial statements are contained in sections bearing the same captions on pages 40 through 60 of the Group's 1997 Annual Report and are incorporated herein by reference.

(2) Financial Statement Schedule:

Schedule Number

   Independent Auditors' Report dated January 23, 1998.

II Valuation and Qualifying Accounts and Reserves--years ending
   December 31, 1997, 1996, and 1995.

   All other schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.



(3) Exhibits required to be filed by Item 601 of Regulation S-K.

See Exhibit Index on page 28 of this document which is incorporated herein by reference.

The exhibits filed herewith are attached hereto (except as noted) and those indicated on the Exhibit Index which are not filed herewith were previously filed with the Securities and Exchange Commission as indicated. Except where stated otherwise, such exhibits are hereby incorporated by reference.


(B) Report on Form 8-K.

Form 8-K filed January 2, 1998 to report a Change in Control of Registrant pursuant to the formation on December 31, 1997 of the holding company, California Water Service Group, of which California Water Service Company became a wholly owned operating subsidiary. Refer to page 5 for a discussion concerning the Group's second subsidairy. In conjunction with the formation of the holding company, the Company common stock was exchanged for Group common stock on a two-for-one basis.


SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               CALIFORNIA WATER SERVICE GROUP


Date: March 25, 1998           By /s/ Peter C. Nelson
                                  PETER C. NELSON, President and
                                  Chief Executive Officer



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Date: March 25, 1998   /s/ Robert W. Foy
                       ROBERT W. FOY, Chairman,
                       Board of Directors

Date: March 25, 1998   /s/ Edward D. Harris, Jr.
                       EDWARD D. HARRIS, JR., M.D., Member,
                       Board of Directors

Date: March 25, 1998   /s/ Robert K. Jaedicke
                       ROBERT K. JAEDICKE, Member,
                       Board of Directors

Date: March 25, 1998   /s/ Richard P. Magnuson
                       RICHARD P. MAGNUSON, Member,
                       Board of Directors

Date: March 25, 1998   /s/ Linda R. Meier
                       LINDA R. MEIER, Member,
                       Board of Directors

Date: March 25, 1998   /s/ Peter C. Nelson
                       PETER C. NELSON
                       President and Chief Executive Officer,
                       Member, Board of Directors

Date: March 25, 1998   /s/ C. H. Stump
                       C. H. STUMP, Member,
                       Board of Directors

Date: March 25, 1998
                       GEORGE A. VERA, Member
                       Board of Directors

Date: March 25, 1998   /s/ J. W. Weinhardt
                       J. W. WEINHARDT, Member,
                       Board of Directors

Date: March 25, 1998   /s/ Gerald F. Feeney
                       GERALD F. FEENEY,
                       Vice President, Chief Financial
                       Officer and Treasurer;
                       Principal Financial Officer

Date: March 25, 1998   /s/ Calvin L. Breed
                       CALVIN L. BREED, Controller,
                       Assistant Secretary and Assistant
                       Treasurer;
                       Principal Accounting Officer


Independent Auditors' Report

Shareholders and Board of Directors
California Water Service Group:

Under date of January 23, 1998, we reported on the consolidated balance sheet of California Water Service Group as of December 31, 1997 and 1996, and the related consolidated statements of income, common shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1997, as contained in the 1997 annual report to shareholders. These financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 1997. In connection with our audits of the aforementioned financial statements, we also audited the related consolidated financial statement schedule as listed in the index appearing under Item 14(a)(2). This financial statement schedule is the responsibility of the Group's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


San Jose, California    	/s/ KPMG Peat Marwick LLP
January 23, 1998

                  CALIFORNIA WATER SERVICE GROUP                                                                      Schedule II
                Valuation and Qualifying Accounts
              Years Ended December 31, 1997, 1996 and 1995
                                                                                 Additions
                                                                    Balance at Charged to  Charged to                       Balance
                                                                     beginning costs and        other                        at end
             Description                                             of period  expenses     accounts      Deductions     of period
1997

(A) Reserves deducted in the balance sheet from assets to which they apply:
    Allowance for doubtful accounts                                   $99,550   $610,951    $70,850(3)     $681,255(1)     $100,096
    Allowance for obsolete materials and supplies                    $101,077     48,000                     19,884(2)      129,193

(B) Reserves classified as liabilities in the balance sheet:
    Miscellaneous reserves:
    General Liability                                                $997,834   $668,496                   $765,905(2)     $900,425
    Employees' group health plan                                     $467,986  3,140,000      14,539      2,901,405(2)      721,120
    Retirees' group health plan                                      $911,998    581,000     531,375        581,000(2)    1,443,373
    Workers compensation                                             $499,651    830,313                    668,135(2)      661,829
    Deferred revenue - contributions in aid of construction        $1,799,573                126,547        341,778(6)    1,584,342
    Disability insurance                                              $50,371                103,167        129,727(2)       23,811
                                                                   $4,727,413 $5,219,809    $775,628     $5,387,950      $5,334,900
    Contributions in aid of construction                          $43,066,585             $2,447,231(4)  $1,243,733(5)  $44,270,083

1996

(A) Reserves deducted in the balance sheet from assets to which they apply:
    Allowance for doubtful accounts                                   $76,197   $530,691    $65,445(3)     $572,783(1)      $99,550
    Allowance for obsolete materials and supplies                      74,675     48,000                     21,598(2)      101,077

(B) Reserves classified as liabilities in the balance sheet:
    Miscellaneous reserves:
    General Liability                                                $826,965   $740,000                   $569,131(2)     $997,834
    Employees' group health plan                                      400,004  2,880,000     14,348       2,826,366(2)      467,986
    Retirees' group health plan                                       670,998    523,000    241,000         523,000(2)      911,998
    Workers compensation                                              260,170    835,430                    595,949(2)      499,651
    Deferred revenue - contributions in aid of construction         1,930,336               276,525         407,288(6)    1,799,573
    Disability insurance                                               47,453               199,097         196,179(2)       50,371
                                                                   $4,135,926 $4,978,430   $730,970      $5,117,913      $4,727,413
    Contributions in aid of construction                          $40,113,707            $4,062,087(4)   $1,109,209(5)  $43,066,585

1995

(A) Reserves deducted in the balance sheet from assets to which they apply:
    Allowance for doubtful accounts                                   $50,816   $429,096    $74,170(3)    $477,885(1)      $76,197
    Allowance for obsolete materials and supplies                      $3,393     95,000                    23,718(2)       74,675

(B) Reserves classified as liabilities in the balance sheet:
    Miscellaneous reserves:
    General Liability                                                $962,152   $339,960                  $475,147(2)     $826,965
    Employees' group health plan                                     $200,387  2,907,000     14,928      2,722,311(2)      400,004
    Retirees' group health plan                                      $425,998    507,000    245,000        507,000(2)      670,998
    Workers compensation                                             $107,576    879,423                   726,829(2)      260,170
    Deferred revenue - contributions in aid of construction        $1,917,386               368,180        355,230(6)    1,930,336
    Disability insurance                                             $116,130               200,973        269,650(2)       47,453
                                                                   $3,729,629 $4,633,383   $829,081     $5,056,167      $4,135,926
    Contributions in aid of construction                          $37,866,799            $3,244,258(4)    $997,350(5)  $40,113,707

Notes:

(1) Accounts written off during the year.                 (4) Properties acquired at no cost, cash contributions and net transfer
(2) Expenditures and other charges made during the year.      on non-refundable balances from advances to contributions.
(3) Recovery of amounts previously charged to reserve.    (5) Depreciation of utility plant acquired by contributions charged to a balance sheet account.
                                                          (6) Amortized to revenue.

                            EXHIBIT INDEX

                                                      	Sequential
                                                       Page Numbers
Exhibit Number                                        	in this Report

Unless filed with this Form 10-K, the documents listed are incorporated by reference to the filings listed below.

3.  Articles of Incorporation and by-laws:

3.1 Restated Articles of Incorporation of California            28
    Water Service Group and By-laws of California Water
    Service Group (Filed as Exhibits B and C, respectively, of the 1997 California Water Service Company Proxy
    Statement/Prospectus (Form S-4, Registration No.
    333-22915).

3.2 Certificate of Determination of Preferences for             28
    the Group's Series D Preferred Stock (Exhibit A to the Shareholder Rights Plan, an agreement between California Water Service Group and BankBoston, N.A., rights agent, dated January 28, 1998 file as Exhibit
    1 to Form 8-A and Exhibit 1 to Form 8-K dated
    February 13, 1998, File No. 0-464)

4.  Instruments Defining the Rights of Security                 28
    Holders of including Indentures of California Water
    Service Company:

4.1 Mortgage of Chattels and Trust Indenture                    28
    dated April 1, 1928; Eighth Supplemental Indenture
    dated November 1, 1945, covering First Mortgage
    3.25% Bonds, Series C; twenty-first
    Supplemental Indenture dated October 1, 1972,
    cover First Mortgage 7.875% Bonds, Series P;
    twenty-fourth Supplemental Indenture dated
    November 1, 1973, covering First Mortgage 8.50%
    Bonds, Series S (Exhibits 	2(b), 2(c), 2(d),
    Registration Statement No. 2-53678, of which certain exhibits are incorporated by reference to Registration Statement Nos. 2-2187, 2-5923,
    2-5923, 2-9681, 2-10517 and 2-11093.)

4.2 Thirty-third Supplemental Indenture dated as               28
    of May 1, 1988, covering First Mortgage
    9.48% Bonds, Series BB. (Exhibit 4 to Form 10-Q dated September 30, 1988, File No. 0-464)

4.3 Thirty-fourth Supplemental Indenture dated as              28
    of November 1, 1990, covering First Mortgage
    9.86% Bonds, Series CC. (Exhibit 4 to Form 10-K for fiscal year 1990, File No. 0-464)

4.4 Thirty-fifth Supplemental Indenture dated as of            28
    November 1, 1992, covering First Mortgage 8.63%
    Bonds, Series DD. (Exhibit 4 to Form 10-Q dated September 30, 1992, File No. 0-464)

4.5 Thirty-sixth Supplemental Indenture dated as of            29
    May 1, 1993, covering First Mortgage 7.90% Bonds
    Series EE (Exhibit 4 to Form 10-Q dated
    June 30, 1993, File No. 0-464)

4.6 Thirty-seventh Supplemental Indenture dated as             29
    of September 1, 1993, covering First Mortgage
    6.95% Bonds, Series FF (Exhibit 4 to Form 10-Q dated September 30, 1993, File No. 0-464)

4.7 Thirty-eighth Supplemental Indenture dated as              29
    of October 15, 1993, covering First Mortgage 6.98%
    Bonds, Series GG (Exhibit 4 to Form 10-K for fiscal year 1994, File No. 0-464)

4.8 Note Agreement dated August 15, 1995, pertaining           29
    to issuance by California Water Service Company of $20,000,000, 7.28% Series A Unsecured Senior Notes, due November 1, 2025 (Exhibit 4 to Form 10-Q dated
    September 30, 1995 File No. 0-464)

4.9 Shareholder Rights Plan; an agreement between              29
    California Water Service Group and BankBoston,
    N.A., rights agent, dated January 28, 1998
    (Exhibit 1 for Form 8-A and Exhibit 1 to Form
    8-K dated February 13, 1998)

10. Material Contracts.

    10.1  Water Supply Contract between the California         29
          Water Service Company ("Company") and the
          County of Butte relating to the
          Company's Oroville District; Water Supply
          Contract between the Company and the Kern
          County Water Agency relating to the
          Company's Bakersfield District; Water
          Supply Contract between the Company and
          Stockton East Water District relating to the Company's Stockton District.
          (Exhibits 5(g), 5(h), 5(i), 5(j),
          Registration Statement No. 2-53678, which incorporates said exhibits by reference to Form 1O-K for fiscal year 1974, File No. 0-464).

     10.2 Settlement Agreement and Master Water Sales           29
          Contract between the City and County of San
          Francisco and Certain Suburban Purchasers dated August 8, 1984; Supplement to
          Settlement Agreement and Master Water
          Sales Contract, dated August 8, 1984; Water
          Supply Contract between the Company and
          the City and County of San Francisco relating to the Company's Bear Gulch District dated
          August 8, 1984; Water Supply Contract
          between the Company and the City and County of San Francisco relating to the Company's
          San Carlos District dated August 8, 1984;
          Water Supply Contract between the Company and the City and County of San Francisco relating to the Company's San Mateo District dated August 8, 1984; Water Supply Contract between the Company and the City and County of San Francisco relating to the Company's
          South San Francisco District dated August 8,
          1984. (Exhibit 10.2 to Form l0-K for fiscal year 1984, File No. 0-464).

     10.3 Water Supply Contract dated January 27,                30
          1981, between the Company and the Santa
          Clara Valley Water District relating to
          the Company's Los Altos District
          (Exhibit 10.3 to Form 10-K for fiscal
          year 1992, File No. 0-464)

     10.4 Amendments No. 3, 6 and 7 and Amendment                30
          dated June 17, 1980, to Water Supply
          Contract between the Company and the
          County of Butte relating to the Company's
          Oroville District. (Exhibit 10.5 to Form
          10-K for fiscal year 1992, File No. 0-464)

     10.5 Amendment dated May 31, 1977, to Water                 30
          Supply Contract between the Company and
          Stockton-East Water District relating to the Company's Stockton District.
          (Exhibit 10.6 to Form 10-K for fiscal
          year 1992, File No. 0-464)

    10.6  Second Amended Contract dated September 25,           30
          1987 among the Stockton East Water District, the California Water Service Company, the
          City of Stockton, the Lincoln Village
          Maintenance District, and the Colonial Heights
          Maintenance District Providing for the Sale of
          Treated Water. (Exhibit 10.7 to Form 10-K for fiscal year 1987, File No. 0-464).

    10.7  Water Supply Contract dated April 19, 1927,           30
          and Supplemental Agreement dated June 5,
          1953, between the Company and Pacific Gas and Electric Company relating to the Company's Oroville District. (Exhibit 10.9 to Form 10-K for fiscal year 1992, File No.
          0-464)

    10.8  California Water Service Company Pension Plan         30
          (Exhibit 10.10 to Form 10-K for fiscal year
          1992, File No. 0-464)

    10.9  California Water Service Company Supplemental         30
          Executive Retirement Plan.  (Exhibit 10.11 to
          Form 10-K for fiscal year 1992, File No. 0-464)

   10.10  Agreement between the City of Hawthorne and             31
          California Water Service Company for the 15 year lease of the City's water system.
          (Exhibit 10.17 to Form 10-Q dated March 31, 1996)

   10.11  Water Supply Agreement dated September 25, 1996         31
          between the City of Bakersfield and California
          Water Service Company. (Exhibit 10.18 to Form 10-Q dated September 30, 1996)

   10.12 Agreement of Merger dated March 6, 1997 by and among     31
         California Water Service Company, CWSG Merger Company and California Water Service Group. (Filed as Exhibit
         A of the 1997 California Water Service Company Proxy
         Statement/Prospectus which was incorporated by reference in the Form 10-K for 1997)

  10.13  Dividend Reinvestment and Stock Purchase Plan dated      31
         February 17, 1998 (Filed on Form S-3, Registration
         Statement No. 333-46447)

  10.14  California Water Service Company Employees Savings
         Plan.  (Exhibit 10.14 to Form 10-K for fiscal year
         1997)

  10.15  California Water Service Group Directors Deferred
         Compensation Plan (Exhibit 10.15 to Form 10-K for fiscal year 1997)

  10.16  California Water Service Group Directors
         Retirement Plan (Exhibit 10.16 to Form 10-K for fiscal year 1997)

  10.17  $50,000,000 Business Loan Agreements between
         California Water Service Group, California Water
         Service Company and CWS Utility Services and
         Bank of America dated March 16, 1998, expiring
         April 30, 1999 (Exhibit 10.17 to Form 10-K for the year 1997)

     13. Annual Report to Security Holders, Form 10-Q or
         Quarterly Report to Security Holders:

         1997 Annual Report. Certain sections of the 1997 Annual Report are incorporated by reference in this 10-K filing. This includes those sections referred to in Part II, Item 5, Market for Registrant's
         Common Equity and Related Shareholder Matters;
         Part II, Item 6, Selected Financial Data; Part II,
         Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations; and
         Part II, Item 8, Financial Statement and Supplementary
         Data.

    27.  Financial Data Schedule as of December 31, 1997