Form 10-Q
period 1998-03-31
CALIFORNIA WATER SERVICE GROUP
filed 1998-05-14
CIK 1035201

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)
 ___
|_X_| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES
            EXCHANGE ACT OF 1934

For the quarterly period ended   March 31, 1998
                                     OR
 ___
|___|TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES
     EXCHANGE ACT OF 1934

For the transition period from     to

Commission file number 1-13883

CALIFORNIA WATER SERVICE GROUP
(Exact name of registrant as specified in its charter)

California                            77-0448994
(State or other jurisdiction         (I.R.S. Employer identification No.)
of incorporation or organization)

1720 North First Street, San Jose, CA.           95112
(Address of principal executive offices)       (Zip Code)

1-408-367-8200
(Registrant's telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes __X_    No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities
under a plan confirmed by a court.  Yes _____    No   _____

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common shares outstanding as of March 31, 1998 - 12,619,140.
This Form 10-Q contains a total of 13 pages.

PART I - FINANCIAL INFORMATION
ITEM 1 FINANCIAL STATEMENTS
CALIFORNIA WATER SERVICE GROUP
BALANCE SHEET

                                       MARCH 31, 1998           DEC 31, 1997
                                                   (In Thousands)

ASSETS
Utility plant                                $653,673               $647,648
Less depreciation and amortization            191,090                187,241
Net utility plant                             462,583                460,407
Current assets:
Cash and cash equivalents                         902                  1,742
Receivables                                    11,887                 14,862
Unbilled revenue                                4,492                  5,136
Materials and supplies                          2,066                  2,105
Taxes and other prepaid expenses                3,843                  4,423
Total current assets                           23,190                 28,268
Regulatory assets                              38,479                 38,345
Other assets                                    4,230                  4,277
                                             $528,482               $531,297

CAPITALIZATION AND LIABILITIES
Capitalization
Common shareholders' equity:
Common stock                                   44,941                44,941
Retained earnings                             117,275               119,124
Total common shareholders' equity             162,216               164,065
Preferred stock                                 3,475                 3,475
Long term debt                                139,205               139,205
Total capitalization                          304,896               306,745
Current liabilities:
Short-term borrowings                          12,500                14,500
Accounts payable                               15,045                15,499
Accrued expenses and other liabilities         14,202                13,145
Total current liabilities                      41,747                43,144
Unamortized investment tax credits              3,006                 3,006
Deferred income taxes                          25,914                25,761
Advances for construction                      96,324                95,878
Contributions in aid of construction           44,103                44,270
Regulatory liabilities                         12,492                12,493
                                             $528,482              $531,297


See accompanying notes on page 5                                          2


CALIFORNIA WATER SERVICE GROUP
STATEMENT OF INCOME

                                                           March 31

                                                 1998                  1997

FOR THE THREE MONTHS ENDED:                              In Thousands

Operating revenue                             $35,225               $37,558
Operating expenses:
Operation                                      22,290                23,006
Maintenance                                     2,121                 1,921
Depreciation and amortization                   3,626                 3,388
Federal income taxes                              649                 1,347
State income taxes                                 65                   267
Property and other taxes                        1,973                 1,917
Total operating expenses                       30,724                31,846
Net operating income                            4,501                 5,712
Other income and expenses:
Interest and amortization on long term debt     2,836                 2,890
Other income and expenses, net                     75                  (99)
                                                2,911                 2,791
Net income                                      1,590                 2,921
Preferred dividends                                38                    38
Net income available for common stock          $1,552                $2,883
Weighted average shares outstanding            12,619                12,619
Earnings per share of common stock              $0.12                 $0.23
Dividends per share of common stock           $0.2675               $0.2638

See accompanying notes on page 5                                           3

CALIFORNIA WATER SERVICE GROUP
STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED

                                                         In Thousands
                                                           MARCH 31
                                                      1998         1997
Operating activities:
Net Income                                          $1,590       $2,921
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortizaion                         3,626        3,388
Regulatory assets and liabilities, net               (135)        (135)
Deferred income taxes and investment tax
credits, net                                           153          361
Change in operating assets and liabilities:
Receivables                                          2,975          225
Unbilled revenue                                       644         (50)
Materials and supplies                                  39          105
Taxes and other prepaid expenses                       580          117
Accounts payable                                     (454)        2,574
Accrued expenses and other liabilities               1,057        1,801
Other changes, net                                     147          440
Net adjustments                                      8,632        8,826
Net cash provided by operating activities           10,222       11,747
Investing activities:
Utility plant expenditures                         (6,248)      (5,471)
Financing activities:
Net short-term borrowings                          (2,000)      (3,500)
Advances for construction                            1,319          645
Contributions in aid of construction                   167          405
Refunds of advances for construction                 (861)        (857)
Dividends paid                                     (3,439)      (3,367)
Net cash used in financing activities              (4,814)      (6,674)
Change in cash and cash equivalents                  (840)        (398)
Cash and cash equivalents at beginning of
period                                               1,742        1,368
Cash and cash equivalents at end of period            $902         $970


See accompanying notes on page 5                                           4




Notes:
1. Due to the seasonal nature of the water business, the results for interim periods are not indicative of the results for a twelve month period.

2. The interim financial information is unaudited. In the opinion of management, the accompanying financial statements reflect all adjustments which are necessary to provide a fair statement of the results for the periods covered. The adjustments consist only of normal recurring adjustments.

3. Earnings per share are calculated on the weighted average number of common shares outstanding during the period and net income available for common stock as shown on the Statement of Income.

4. Refer to 1997 Annual Report on Form 10-K for a summary of significant accounting policies and detailed information regarding the financial statements.

5. During 1997, the Financial Accounting Standards Board issued two accounting statements. Statement No. 130, "Reporting Comprehensive Income," requires comprehensive income items be classified separately and the accumulated balance be reported in the equity section of the financial statements. Statement No. 131, "Disclosures about Segments of an Enterprise and
   Related Information," establishes disclosure requirements concerning operating business segments, products and services, geographic areas and major customers. The Group adopted these standards effective
   January 1, 1998. The adoption did not have a material impact on its financial position or operating results.
   In 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 132, Employer's Disclosures about Pensions and Other Postretirement Benefits. This statement standardizes employers' disclosure requirements for pensions and other postretirement benefits. The Group expects to adopt SFAS 132 by December 31, 1998. The Group does not expect that adoption of this statement will have a material impact on its financial position or operating results.
   In 1998, the Americal Institute of Certified Public Accountants issued Statement of Position (SOP) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. This statement provides guidance on accounting for the costs of computer software developed or obtained for internal use. The Group adopted the provisions of SOP 98-1 effective January 1, 1998.

                                                                            5

PART I	FINANCIAL INFORMATION

Item 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF FIRST QUARTER OPERATIONS

First quarter net income was $1,590,000, equivalent to $0.12 per common share, an 11 cent decrease from the $0.23 earned in last year's first quarter. 1997's first quarter earnings were the highest first quarter earnings ever recorded by the Group.

Operating revenue decreased $2,333,000 from 1997 to $35,225,000. The primary reason for the revenue decline was the inclement El Nino weather pattern which California experienced throughout the quarter. The wet and cool weather caused a decrease in customers' consumption. By comparison, 1997's first quarter weather was drier and warmer than normal, causing water sales to be at near record highs. Consumption levels, as measured by average sales per metered customer, decreased 8% during the quarter. Average revenue per customer decreased $6.90 or 7%. The decrease due to consumption was partially offset by rate increases and sales to new customers. A breakdown of the net decrease in operating revenue is accounted for in the following table:

General rate increases              $278,000
Step rate increases                  290,000
Total rate increases                 568,000
Decreased consumption             (3,158,000)
Usage by 2,885 new customers         257,000
Net revenue increase             $(2,333,000)


Total operating expenses decreased 4% this year.
Water production for the quarter was 14% less than last year's level. Well production provided 44% of the supply with 55% purchased from wholesale suppliers and the other 1% received from a surface water supply. Water production costs, which include purchased water, purchased power and pump taxes, decreased $1,746,000, reflecting the decline in water sales and production. Six districts experienced wholesale suppliers' purchased water rate increases ranging from 1% to 5%. The components of water production expense and the changes from last year are shown in the table below:

               First Quarter        Dollar
                   1998 Cost	       Change

Purchased water   $8,821,000   ($1,282,000
Purchased power    1,322,000      (379,000)
Pump taxes           345,000       (85,000)
Total            $10,488,000   ($1,746,000

Other operations expense increased $894,000,  mainly due to
the impact of the 3.0% general wage increase which was effective at the start of the year, additional hours worked and increases in
related employee benefits.   Increases were also experienced in
chemical costs, liability insurance and transmission facilities expense.
Depreciation and amortization expense increased $238,000 due to increased depreciation expense authorized by the Commission in the rate case decisions and a greater depreciable plant investment. The additional expense is reflected in customer rates.
Federal and state income taxes decreased $900,000 because of reduced taxable income.
Pretax income from nonregulated operations was $282,000, a $7,000 decline from last year. The income amount was netted against $109,000 of expenses which includes contributions and costs of maintaining nonoperating properties.

REGULATORY MATTERS
1997 rate case applications were filed with the California
Public Utilities Commission (Commission) in July 1997 for rate increases in four districts representing 7% of total customers. The applications request additional annual revenue of about $650,000. A decision regarding the applications is expected from the full Commission in the second quarter of 1998.
An assessment of which districts rate case applications will be filed this year is currently underway. The filings will be made in July.

LIQUIDITY
Interest expense on long-term debt decreased by $54,000 as a result of the retirement of Series L first mortgage bonds and first mortgage bond sinking fund payments made in the fourth quarter of 1997. Short-term interest expense increased $128,000 due to additional borrowings under the bank line of credit. At March 31, 1998, $12.5 million was borrowed under the credit line at an effective interest rate of 7%. At March 31, 1997, $4 million was outstanding under the credit line.
The first quarter common dividend was paid on February 15, 1998, at $0.2675 per share. The $0.2675 represents a $0.00375 or
1.4% increase in the quarterly dividend rate from last year as approved by the Board of Directors at their January meeting. Annualized, the dividend rate is $1.07 per common share compared to $1.055 in 1997. Based on the 12 month earnings per share at March 31, 1998, the dividend payout ratio is 62%.
About 11% of the outstanding shares participate in the Group's Dividend Reinvestment and Stock Purchase Plan (Plan). No new common shares were issued under the Plan during the quarter. Shares required for the dividend reinvestment and stock purchase options were purchased on the open market and distributed to Plan participants.
Book value per common share was $12.85 at March 31, 1998, compared to $12.19 a year earlier.
During the quarter, utility plant expenditures totaled
$6,248,000 for additions to and replacements of utility plant. Of that amount, $5,033,000 was funded through the Group's construction budget with the balance consisting of funds received from developers as contributions in aid of construction and refundable advances for construction. The 1998 Group construction budget is $31,000,000.


WATER SUPPLY
The Group believes that its various sources of water supply are sufficient to meet customer demand for the remainder of the year. Historically, approximately half of the water source is purchased from wholesale suppliers with the other half pumped from wells. Storage in state reservoirs was 114% of historic average as of March 31, 1998, and groundwater levels remain adequate. There is an abundant snowpack which will provide runoff to streams and reservoirs as the snowpack melts during the spring and summer months.


PART II OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders
(a) The annual meeting of shareholders of California Water Service Group was held April 15, 1998, at the Group's executive office in San Jose, California.
(b) At the annual shareholders' meeting, a Board of Directors was elected for the ensuing year. The following directors were elected as nominated:
Robert W. Foy                        Edward D. Harris, Jr., M.D.
Robert K. Jaedicke                   Richard P. Magnuson
Linda R. Meier                       Peter C. Nelson
C. H. Stump                          George A. Vera
J. W. Weinhardt

(c) Two matters were voted on at the meeting: (1) election of directors for the ensuing year, and (2) ratification of the Board's selection of independent auditors for 1998.
(1) Tabulation of votes for the election of directors was:

                                     For                 Withheld
Robert W. Foy                 12,865,645                   96,729
Edward D. Harris, Jr., M.D.   12,861,243                  101,131
Robert K. Jaedicke            12,845,366                  117,008
Richard P. Magnuson           12,873,285                   89,089
Linda R. Meier                12,866,612                   95,762
Peter C. Nelson               12,870,341                   92,033
C. H. Stump                   12,852,974                  109,400
George A. Vera                12,845,535                  116,839
J. W. Weinhardt               12,844,604                  117,771

(2) The directors selection of KPMG Peat Marwick LLP to serve as independent auditors for 1998 was ratified by the shareholders.
There were 12,813,166 votes in favor, 56,879 against, 92,329 abstentions on this matter and no non votes.

Item 6. Exhibits and Reports on Form 8-K
(a) Exhibits required to be filed by Item 601 of Regulation S-K.
    None.
(b) The following reports on Form 8-K were filed during the quarter ended March 31, 1998:

(1) Change in control of registrant as a result of the merger on December 31, 1997 among California Water Service
Company, California Water Service Group and CWSG Merger
Company. The merger resulted in the formation of the holding company. The Form 8-K was filed January 2, 1998.
(2) Adoption of a shareholder rights plan for common shareholders . The rights, unless activated, attach to and trade with the common stock. The Form 8-K was filed
February 13, 1998.


SIGNATURES
Pursuant to the requirement of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the authorized undersigned.

CALIFORNIA WATER SERVICE GROUP
Registrant

/s/ Gerald F. Feeney
Vice President, Chief Financial Officer and Treasurer

April 28, 1998