Form 10-Q
period 1998-06-30
CALIFORNIA WATER SERVICE GROUP
filed 1998-08-11
CIK 1035201

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)
 ___
|_X_| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the quarterly period ended  June 30, 1998
OR
 ___
|___|TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES
     EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a
plan confirmed by a court.  Yes      No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common shares outstanding as of August 3, 1998 - 12,619,140.
This Form 10-Q contains a total of 13 pages.

                       CALIFORNIA WATER SERVICE GROUP
                         CONSOLIDATED BALANCE SHEET

                                                   JUNE 30, 1998  DEC 31, 1997
                                                          (In Thousands)

ASSETS
Utility plant                                          $663,560       $647,648
Less depreciation and amortization                      195,133        187,241
Net utility plant                                       468,427        460,407

Current assets:
Cash and cash equivalents                                   527          1,742
Receivables                                              14,920         14,862
Unbilled revenue                                          6,689          5,136
Materials and supplies                                    2,133          2,105
Taxes and other prepaid expenses                          3,258          4,423
Total current assets                                     27,527         28,268

Regulatory assets                                        38,613         38,345
Other deferred assets                                     4,183          4,277
                                                       $538,750       $531,297

CAPITALIZATION AND LIABILITIES
Capitalization
Common shareholders' equity:
Common stock                                            $44,941        $44,941
Retained earnings                                       117,447        119,124
Total common shareholders' equity                       162,388        164,065

Preferred stock                                           3,475          3,475
Long term debt                                          139,205        139,205
Total capitalization                                    305,068        306,745

Current liabilities:
Short-term borrowings                                    19,500         14,500
Accounts payable                                         18,513         15,499
Accrued expenses and other liabilities                   13,494         13,145
Total current liabilities                                51,507         43,144

Unamortized investment tax credits                        3,006          3,006
Deferred income taxes                                    26,145         25,761
Advances for construction                                96,426         95,878
Contributions in aid of construction                     44,106         44,270
Regulatory liabilities                                   12,492         12,493
                                                       $538,750       $531,297


See accompanying notes on page 5                                             2

               CALIFORNIA WATER SERVICE GROUP
              CONSOLIDATED STATEMENT OF INCOME

FOR THE THREE MONTHS ENDED:                               June  30
                                                     1998          1997
                                                        In Thousands
Operating revenue                                 $44,455       $55,083
Operating expenses:
Operation                                          28,063        30,027
Maintenance                                         2,282         2,300
Depreciation and amortization                       3,641         3,388
Income Taxes                                        2,072         5,734
Property and other taxes                            1,823         1,846
Total operating expenses                           37,881        43,295
Net operating income                                6,574        11,788
Other income and expenses, net                        166           136
                                                    6,740        11,924
Interest and amortization on long term debt         2,836         2,890
Other interest                                        343           156
                                                    3,179         3,046
Net income                                          3,561         8,878
Preferred dividends                                    38            38
Net income available for common stock              $3,523        $8,840
Weighted average Common shares outstanding         12,619        12,619
Basic Earnings per share of common stock            $0.28         $0.70
Dividends per share of common stock               $0.2675       $0.2638


FOR THE SIX MONTHS ENDED:
                                                       In Thousands
Operating revenue                                 $79,680       $92,641
Operating expenses:
Operation                                          50,354        53,033
Maintenance                                         4,403         4,222
Depreciation and amortization                       7,281         6,776
Income Taxes                                        2,786         7,347
Property and other taxes                            3,796         3,763
Total operating expenses                           68,620        75,141
Net operating income                               11,060        17,500
Other income and expenses, net                        354           355
                                                   11,414        17,855
Interest and amortization on long term debt         5,672         5,779
Other interest                                        591           276
                                                    6,263         6,055
Net income                                          5,151        11,800
Preferred dividends                                    76            76
Net income available for common stock              $5,075       $11,724
Weighted average Common shares outstanding         12,619        12,619
Basic Earnings per share of common stock            $0.40         $0.93
Dividends per share of common stock               $0.5350       $0.5275

See accompanying notes on page 5                                            3

                  CALIFORNIA WATER SERVICE GROUP
                CONSOLIDATED STATEMENT OF CASH FLOWS
                     FOR THE SIX MONTHS ENDED

                                                     In Thousands
                                                        JUNE 30
                                                  1998             1997
Operating activities:
 Net Income                                     $5,151          $11,800
 Adjustments to reconcile net income to net
  cash provided by operating activities:
   Depreciation and amortization                 7,281            6,776
   Regulatory assets and liabilities, net         (269)             202
   Deferred income taxes and investment tax
    credit                                         384              266
   Change in operating assets and liabilities:
    Receivables                                    (58)          (3,179)
    Unbilled revenue                            (1,553)          (2,352)
    Materials and supplies                         (28)              99
    Taxes and other prepaid expenses             1,165              446
    Accounts payable                             3,014            5,931
    Accrued expenses and other liabilities         349            2,517
    Other changes, net                             386              601
     Net adjustments                            10,671           11,307
Net cash provided by operating activities       15,822           23,107
Investing activities:
 Utility plant expenditures                    (16,251)         (12,517)
Financing activities:
 Net short-term borrowings                       5,000           (4,000)
 Advances for construction                       2,371            1,397
 Contributions in aid of construction              510              738
 Refunds of advances for construction           (1,839)          (1,773)
 Dividends paid                                 (6,828)          (6,733)
Net cash used in financing activities             (786)         (10,371)
Change in cash and cash equivalents             (1,215)             219
Cash and cash equivalents at beginning
 of period                                       1,742            1,368
Cash and cash equivalents at end of period        $527           $1,587



See accompanying notes on page 5                                        4


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

3. Basic earnings per share are calculated on the weighted average number of common shares outstanding during the period and net income available for common stock as shown on the Consolidated Statement of Income.
   The Group has no dilutive securities, accordingly, dilutive earnings per share is not shown.

4. Refer to 1997 Annual Report on Form 10-K for a summary of significant accounting policies and detailed information regarding the financial statements.

5. In 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement addresses the accounting for derivative, including certain derivative instruments embedded in other contracts, and hedging activities. The Group expects to adopt SFAS 133 by December 31, 1998. The Group does not expect that adoption of this statement will have a material impact on its financial position or operating results.



                                                                            5
PART I	FINANCIAL INFORMATION

Item 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS
This 10-Q filing contains forward looking statements. Readers are directed to review the comments regarding forward looking statements contained in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of 1997 Annual Report to shareholders. The 1997 Annual Report to shareholders was incorporated by reference in the Group's 1997 Form 10-K filing.

RESULTS OF SECOND QUARTER OPERATIONS
Second quarter net income was $3,561,000, equivalent to $0.28 per common share. This represents a $0.42 decrease from the $0.70 earned in last year's second quarter in which the Group achieved outstanding financial results with revenue, net income and earnings per share at record levels.
Operating revenue decreased $10,628,000 to $44,455,000. The primary reason for the revenue decline was the continuing effects of the inclement "El Nino" weather pattern, which California experienced during most of the first half of 1998. The wet and cool weather caused a 29% decrease in average metered customer's consumption during the quarter. By comparison, 1997's second quarter weather was predominately drier and warmer than normal, causing water consumption to be at near record highs. The decline in customer consumption was accentuated by the high level of sales last year and the low level this year.
Average revenue per customer decreased $29.20 or 20%. The decrease due to consumption was partially offset by rate increases and sales to new customers. A breakdown of the net decrease in operating revenue is accounted for in the following table:



General rate increases                 $390,000
Step rate increases                     324,000
Total rate increases                    714,000
Decreased consumption               (11,670,000)
Usage by 3,238 new customers            328,000
Net revenue decrease               $(10,628,000)

Total operating expenses decreased 13% this year.
Water production for the quarter was 28% less than last year's level. Well production provided 52% of the supply with 47% purchased from wholesale suppliers. The other 1% was derived from a surface water supply, which was processed through a company treatment plant. Water production costs, which include purchased water, purchased power and pump taxes, decreased $2,048,000, reflecting the decline in water sales and production. The decline would have been greater, except that in 1997 nonrecurring refunds from wholesale water suppliers reduced water production costs $2,524,000. The refunds were credited to purchased water expense, decreasing 1997 operating expenses. The absence of similar refunds this year accounted for $0.12 of the decline in earnings. Eight districts experienced wholesale suppliers' purchased water rate increases since last year ranging from 1% to 12%. The components of water production expense and the changes from last year are shown in the table below:

                                         Second Quarter
                                              1998 Cost         Change
Purchased water                             $12,419,000      ($585,000)
Purchased power                               2,642,000       (995,000)
Pump taxes                                    1,027,000       (468,000)
Total                                       $16,088,000    ($2,048,000)

Other operations expense increased only $84,000. The impact of the 3.0% general wage increase, which was effective at the start of the year, additional hours worked and increases in related employee benefits increased expenses. However, there were decreases in other expense categories including chemicals, telephone expense and employee relocations which offset the increased payroll. Depreciation and amortization expense increased $253,000 due to increased depreciation expense authorized by the Commission in the rate case decisions and a greater depreciable plant investment. The additional expense is reflected in customer rates.
Federal and state income taxes decreased $3,662,000 because of lower taxable income.
Other income and expense, reported on a pretax basis, was $166,000, a $30,000 increase from last year. Other income included $235,000 from nonregulated operations. Netted against other income was $69,000 of other expenses, which includes contributions and costs of maintaining nonoperating properties.

REGULATORY MATTERS
1998 rate case applications were filed with the California Public Utilities Commission (Commission) on July 31 for rate increases in four districts (Bear Gulch, East Los Angeles, Hermosa Redondo and Visalia) representing 25% of total regulated customers. The applications request additional annual revenue of about $7,000,000 with a return on equity of 11.85%. Based on the Commission's processing schedule, a decision regarding the applications is expected from the full Commission in the second quarter of 1999.
An application to increase rates in the Hawthorne district, which is operated under a long-term lease, will be filed later this year. That application will be processed by the Hawthorne city council.
Decisions were received in July 1998 from the Commission on the applications filed in July 1997. These decisions affect four districts (Marysville, Oroville, Selma and South San Francisco) representing 7% of the regulated customers. The decisions are expected to provide $299,000 during 1998, $267,000 in 1999 and $121,000 in the year 2000 and 2001. Rate increases in the Selma and Oroville districts will be tied to future changes in a price index.

LIQUIDITY
Interest expense on long-term debt decreased by $54,000 as a result of the retirement of Series L first mortgage bonds and first mortgage bond sinking fund payments made in the fourth quarter of 1997. Short-term interest expense increased $187,000 due to additional borrowings under the bank line of credit. At June 30, 1998, $19.5 million was borrowed under the credit line at an effective interest rate of 7.05%. At June 30, 1997, $3.5 million was outstanding under the credit line.
The Group plans to issue long-term debt during the third or fourth quarter of 1998 to replace outstanding short-term bank borrowings.
The second quarter common dividend was paid on May 15, 1998, at $0.2675 per share. The $0.2675 represents a $0.00375 or 1.4% increase in the quarterly dividend rate from last year as approved by the Board of Directors at their January meeting. Annualized, the dividend rate is $1.07 per common share compared to $1.055 in 1997. Based on the 12-month earnings per share at June 30, 1998, the dividend payout ratio is 82%.
About 11% of the outstanding shares participate in the reinvestment program under the Group's Dividend Reinvestment and Stock Purchase Plan
(Plan). No new common shares were issued under the Plan during the quarter. Shares required for the dividend reinvestment and stock purchase options were purchased on the open market and distributed to Plan participants.
Shares are also purchased on the open market to fulfill the requirements of the Company sponsored Employee Savings Plan (401(k)). Purchases are made on a biweekly basis.
Book value per common share was $12.87 at June 30, 1998, compared to $12.62 a year earlier.
During the quarter, utility plant expenditures totaled $10,003,000 for additions to and replacements of utility plant. Of that amount, $8,934,000 was funded through the Group's construction budget with the balance consisting of funds received from developers as contributions in aid of construction and refundable advances for construction. The 1998 Group's construction budget is $31,000,000.

WATER SUPPLY
The Group believes that its various sources of water supply are sufficient to meet customer demand for the remainder of the year. Historically, approximately half of the water source is purchased from wholesale suppliers with the other half pumped from wells.
Storage in state reservoirs was 129% of historic average as of June 30, 1998, and groundwater levels remain adequate. Because the first part of the summer was relatively cool with no sustained hot weather until mid-July, melting of the very large mountain snowpack has been slow. The abundant snowpack will provide runoff to streams and reservoirs as it melts during the remaining summer months.

YEAR 2000
Readiness: The Group has assembled a team to address Year 2000 preparedness issues. Generally, computer operations are centralized at a single location. The information technology (IT) group has inventoried its various software programs and identified modifications required to make the programs Year 2000 ready. Most computer applications are currently processed on a mainframe based system including the customer billing system. The customer billing system has been converted to handle Year 2000 dates. A local area network (LAN) computer system which includes Year 2000 ready servers and personal computers, is being currently implemented. It is anticipated that most non-customer billing applications will be migrated to the LAN system prior to 2000. The customer billing system will not be switched to the LAN system until sometime after 2000. As a result of the LAN implementation, programs operating on the LAN system are anticipated to be Year 2000 ready. A new Year 2000 compatible accounting, purchasing and human resources software program package is being installed on the LAN system. Installation is planned to be complete by mid-1999. The Group is investigating retention of an outside consultant who would review and evaluate the Year 2000 readiness, then provide a risk assessment and further recommendations.

Suppliers and vendors with whom the Group has a material business relationship have been contacted to assess their Year 2000 preparedness. The intent of these contacts is to determine that suppliers and vendors will not encounter Year 2000 problems that may disrupt the Group's business processes. Those contacted include water wholesalers, power supply companies, chemical vendors, fuel suppliers, banks and stock registrar. A survey of each of the Group's water operations has also been completed to assess specific needs within each district.
Costs: The estimated remediation cost for Year 2000 preparedness is $300,000. Included in the estimate is the cost of an outside consultant and programming time. The costs of the new LAN system and software package were not included in the estimate since their implementation and installation date were not Year 2000 driven. No IT projects have been deferred as a result of the Year 2000 efforts.
Risks: In a worst case scenario, the Group may be unable to deliver water to its customers because wholesale suppliers cannot provide water to the Group or power supplies are not available to operate pumping equipment. Additionally, it may be impossible to produce customer bills if power sources are not available or computer billing programs due not function due to Year 2000 failures. The Group is not able to estimate the potential financial impact of the scenarios described.
Because there is an increased threat of litigation due to potential Year 2000 problems, the Group is evaluating its insurance policies to determine if they afford coverage of Year 2000 issues.
Contingency Plans: Each district maintains an emergency response plan that is reviewed and updated on a regular basis. These plans are designed to provide for alternative water sources in the event the district's primary source is interrupted.
Fixed site and portable auxiliary power generators are located throughout the service territories. These generators are designed to supply electric power to operate wells and pumps in the event the power company experiences an outage. If a power supplier was unable to deliver electricity, the auxiliary generators would be used as a substitute source.
Emergency water connections are maintained between the Group's water systems and those of adjacent purveyors. In the event of loss of a wholesale water supply or a power outage, the emergency connections could be operated to provide a water supply.
Each district is in the process of identifying high profile water users, such as hospitals, and developing contingent plans for continued service in the event of a Year 2000 disruption.

PART II OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders
(a) Exhibits required to be filed by Item 601 of Regulation S-K.
    None
(b) No reports on Form 8-K have been filed during the quarter ended June 30,
    1998

SIGNATURES
Pursuant to the requirement of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the authorized undersigned.

CALIFORNIA WATER SERVICE GROUP
Registrant

August 3, 1998

/s/ Gerald F. Feeney
    Gerald F. Feeney
    Vice President, Chief Financial Officer and Treasurer