Form 10-Q
period 1998-09-30
CALIFORNIA WATER SERVICE GROUP
filed 1998-11-05
CIK 1035201

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)
 ___
|_X_| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   September 30, 1998

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common shares outstanding as of October 30, 1998 - 12,619,140.
This Form 10-Q contains a total of 21 pages.


CALIFORNIA WATER SERVICE GROUP
CONSOLIDATED BALANCE SHEET

                                                   SEPT 30, 1998  DEC 31, 1997
                                                           (In Thousands)

ASSETS
Utility plant                                          $670,021       $647,648
Less depreciation and amortization                      198,838        187,241
Net utility plant                                       471,183        460,407

Current assets:
Cash and cash equivalents                                 1,616          1,742
Receivables                                              18,341         14,862
Unbilled revenue                                          8,286          5,136
Materials and supplies                                    2,193          2,105
Taxes and other prepaid expenses                          5,986          4,423
Total current assets                                     36,422         28,268

Regulatory assets                                        38,748         38,345
Other deferred assets                                     4,136          4,277
                                                       $550,489       $531,297

CAPITALIZATION AND LIABILITIES
Capitalization:
Common stock                                            $44,941        $44,941
Retained earnings                                       123,174        119,124
Total common shareholders' equity                       168,115        164,065

Preferred stock                                           3,475          3,475
Long term debt                                          139,205        139,205
Total capitalization                                    310,795        306,745

Current liabilities:
Short-term borrowings                                    13,000         14,500
Accounts payable                                         20,923         15,499
Accrued expenses and other liabilities                   23,890         13,145
Total current liabilities                                57,813         43,144

Unamortized investment tax credits                        3,006          3,006
Deferred income taxes                                    26,694         25,761
Advances for construction                                95,474         95,878
Contributions in aid of construction                     44,215         44,270
Regulatory liabilities                                   12,492         12,493
                                                       $550,489       $531,297


See accompanying notes on page 5                                             2
CALIFORNIA WATER SERVICE GROUP
CONSOLIDATED STATEMENT OF INCOME

FOR THE THREE MONTHS ENDED:                               Sept  30
                                                     1998          1997
                                                             In Thousands
Operating revenue                                 $62,263       $59,551
Operating expenses:
Operation                                          36,610        35,971
Maintenance                                         2,253         2,560
Depreciation and amortization                       3,641         3,435
Income taxes                                        5,662         5,025
Property and other taxes                            2,094         2,020
Total operating expenses                           50,260        49,011
Net operating income                               12,003        10,540
Other income and expenses, net                        279           257
                                                   12,282        10,797
Interest on long term debt                          2,836         2,889
Other interest                                        305            48
                                                    3,141         2,937
Net income                                          9,141         7,860
Preferred dividends                                    38            38
Net income available for common stock              $9,103        $7,822
Weighted average common shares outstanding         12,619        12,619
Basic earnings per share of common stock            $0.72         $0.62
Dividends per share of common stock               $0.2675       $0.2638


FOR THE NINE MONTHS ENDED:
                                                      In Thousands
Operating revenue                                $141,943      $152,192
Operating expenses:
Operation                                          86,964        89,005
Maintenance                                         6,655         6,782
Depreciation and amortization                      10,922        10,211
Income taxes                                        8,449        12,372
Property and other taxes                            5,890         5,783
Total operating expenses                          118,880       124,153
Net operating income                               23,063        28,039
Other income and expenses, net                        632           613
                                                   23,695        28,652
Interest on long term debt                          8,508         8,668
Other interest                                        896           324
                                                    9,404         8,992
Net income                                         14,291        19,660
Preferred dividends                                   114           114
Net income available for common stock             $14,177       $19,546
Weighted average common shares outstanding         12,619        12,619
Basic earnings per share of common stock            $1.12         $1.55
Dividends per share of common stock               $0.8025       $0.7913

See accompanying notes on page 5                                      3

CALIFORNIA WATER SERVICE GROUP
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED

                                                       In Thousands
                                                       SEPTEMBER 30
                                                    1998          1997
Operating activities:
Net Income                                       $14,291       $19,660
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization                     10,922        10,211
Regulatory assets and liabilities, net             (404)         (153)
Deferred income taxes and investment tax credits,
net                                                  933           708
Change in operating assets and liabilities:
Receivables                                      (3,478)       (3,471)
Unbilled revenue                                 (3,150)       (2,405)
Materials and supplies                              (43)           233
Taxes and other prepaid expenses                 (1,562)       (1,898)
Accounts payable                                   5,424         4,309
Accrued expenses and other liabilities            10,743         6,915
Other changes, net                                   473           714
Net adjustments                                   19,858        15,163
Net cash provided by operating activities         34,149        34,823
Investing activities:
Utility plant expenditures                       (23,210)     (21,795)
Financing activities:
Net short-term borrowings                         (1,500)      (5,500)
Advances for construction                           2,628        3,562
Contributions in aid of construction                  948        1,343
Refunds of advances for construction              (2,899)      (2,767)
Dividends paid                                   (10,242)     (10,100)
Net cash used in financing activities            (11,065)     (13,462)
Change in cash and cash equivalents                 (126)        (434)
Cash and cash equivalents at beginning of period    1,742        1,368
Cash and cash equivalents at end of period         $1,616         $934



See accompanying notes on page 5                                          4




Notes:

1.Due to the seasonal nature of the water business, the results for interim periods are not indicative of the results for a twelve month period.

2.The interim financial information is unaudited. In the opinion of management, the accompanying financial statements reflect all adjustments which are necessary to provide a fair statement of the results for the periods covered. The adjustments consist only of normal recurring adjustments.

3.Basic earnings per share are calculated on the weighted average number of common shares outstanding during the period and net income available for common stock as shown on the Consolidated Statement of Income. The Group has no dilutive securities, accordingly, dilutive earnings per share is not shown.

4.Refer to 1997 Annual Report on Form 10-K for a summary of significant accounting policies and detailed information regarding the financial statements.

                                                                           5

PART I FINANCIAL INFORMATION

Item 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS
This 10-Q filing of California Water Service Group ("Group") contains forward looking statements. Readers are directed to review the comments regarding forward looking statements contained in the Management's Discussion and Analysis of Financial Condition and Results of Operations section of the 1997 Annual Report to shareholders. The 1997 Annual Report to shareholders was incorporated by reference in Group's 1997 Form 10-K filing.

RESULTS OF THIRD QUARTER OPERATIONS
Third quarter net income was $9,141,000, equivalent to $0.72 per common share. This represents a $0.10 or 16% increase from the $0.62 earned in last year's third quarter.
Operating revenue increased $2,712,000 to $62,263,000. The revenue increase was primarily due to the passage of "El Nino" which had negatively impacted revenue and constrained earnings during the first half of 1998. The return of normal weather resulted in an increase in customer water consumption by 2%, adding $1,753,000 to revenue.
Usage by 3,100 new customers added in the last twelve months added $494,000 and increased customer rates added $465,000. Average revenue per customer increased $6.60 or 4%. A breakdown of the net increase in operating revenue is accounted for in the following table:

General rate increases              $51,000
Step rate increases                 414,000
Total rate increases                465,000
Increased consumption             1,753,000
Usage by 3,100 new customers        494,000
Net revenue increase             $2,712,000

Total operating expenses increased 2% this quarter:
Water production for the quarter was 1% more than last year's level. Well production provided 54% of the supply with 46% purchased from wholesale suppliers.
Water production costs, which include purchased water, purchased power and pump taxes, increased $564,000. The purchased water increase was modest because wholesale supplier rate increases in eight districts ranged between 1% and 5%, while three districts experienced a 13% rate decrease. The components of water production expense and the changes from last year are shown in the table below:

                              Third Quarter
                                  1998 Cost    Change
              Purchased water   $17,764,000  $573,000
              Purchased power     4,794,000  (36,000)
              Pump taxes          1,746,000    27,000
              Total             $24,304,000  $564,000

Other operations expense categories increased $75,000. The impact of the 3.0% general wage increase, which was effective at the start of the year, additional hours worked and increases in related employee benefits increased expenses. However, there were decreases in other expense categories including chemicals, telephone expense, general corporate and employee relocations, which offset the increased payroll.
Maintenance expense was lower this year due to reduced expenditures required for tank maintenance and pump equipment maintenance and repair.
Depreciation and amortization expense increased $206,000 due to increased depreciation expense authorized by the Commission in the rate case decisions and a greater depreciable plant investment. The additional expense is reflected in customer rates.
Federal and state income taxes increased $637,000 because of greater taxable income.
Other income and expense, reported on a pretax basis, was $279,000. Other income included $318,000 from nonregulated operations. Netted against other income was $39,000 of other expenses, which included contributions and costs of maintaining nonregulated properties.

RESULTS FOR THE NINE MONTHS
Net income for the nine months ending September 30, 1998 was $14,291,000, equivalent to $1.12 per common share. This represents a $0.43 or 28% decrease from the $1.55 earned for the same period last year. Part of the decline in earnings was attributable to one-time purchased water refunds received in May 1997 from wholesale water suppliers totaling $2,512,000 or $0.12 per share. Operating revenue declined $10,249,000 to $141,943,000. The revenue decrease was primarily due to the impact of "El Nino" which negatively impacted revenue and constrained earnings during the first two 1998 quarters. As reported above, the return of normal weather resulted in an increase in customer water consumption during the third quarter. Since January 1, 1998, 2,800 new customers have been added. Average consumption per metered customer declined 12% from last year and average revenue per customer decreased $30.08 or 7%, both indications of the negative impact of "El Nino" weather during the first half of the year. A breakdown of the net decrease in operating revenue is accounted for in the following table:


General rate increases                   $502,000
Step rate increases                     1,028,000
Offset rate increases                     217,000
Total rate increases                    1,747,000
Decreased consumption                 (13,075,000)
Usage by 2,800 new customers            1,079,000
Net revenue decrease                 $(10,249,000)

Total operating expenses decreased 4%.
Water production was 13% less than last year. Well production provided 51% of the supply with 48% purchased from wholesale suppliers and 1% produced through a local watershed. Because of the decline in water production, purchased water, purchased power and pump taxes each declined. Water production costs, which include purchased water, purchased power and pump taxes, decreased $3,231,000. The decline in purchased water cost would have been greater except that in May 1997 one-time refunds were received from wholesale water suppliers totaling $2,512,000.
The components of water production expense and the changes from last year are shown in the table below:

                          Year to Date
                    1998 Cost        Change
Purchased water   $39,004,000   $(1,294,000)
Purchased power     8,759,000    (1,410,000)
Pump taxes          3,118,000      (527,000)
Total             $50,881,000   $(3,231,000)

Besides water production costs, other operation expense categories decreased $2,042,000. The impact of the 3.0% general wage increase, which was effective at the start of the year, additional hours worked and increases in related
employee benefits increased operating expenses.   However, there were decreases
in other expense categories including chemicals, CPUC reimbursement fee, telephone expense, general corporate and employee relocations which offset the increased payroll.
Maintenance expense was lower this year due to reduced expenditures required for tank maintenance, water treatment equipment maintenance and pump equipment maintenance and repair.
Depreciation and amortization expense increased $711,000 due to increased depreciation expense authorized by the Commission in the rate case decisions and a greater depreciable plant investment. The additional expense is reflected in customer rates.
The largest decrease in operating expense was Federal and state income taxes which declined due to lower taxable income.
Other income and expense, reported on a pretax basis, was $632,000. Other income included $856,000 from nonregulated operations. Netted against other income was $224,000 of other expenses, which included contributions and costs of operating and maintaining nonregulated properties.

REGULATORY MATTERS
1998 rate case applications were filed with the California Public Utilities Commission ("Commission") on July 31 for rate increases in four districts (Bear Gulch, East Los Angeles, Hermosa Redondo and Visalia) representing 25% of total regulated customers. The applications request additional annual revenue of about $7,000,000 with a return on equity of 11.85%. Based on the Commission's processing schedule, a decision regarding the applications is expected from the full Commission in the second quarter of 1999.
An application to increase rates in the Hawthorne district which is operated under a long-term lease was also filed. In accordance with the lease agreement, this application will be processed by the Hawthorne city council. Decisions were received in July 1998 from the Commission on the applications filed in July 1997. These decisions affect four districts (Marysville, Oroville, Selma and South San Francisco) representing 7% of the regulated customers. The decisions are expected to provide $299,000 during 1998, $267,000 in 1999 and $121,000 in the years 2000 and 2001. Rate increases in the Selma and Oroville districts will be tied to future changes in a price index.

LIQUIDITY
Interest expense on long-term debt decreased by $53,000 as a result of the retirement of Series L first mortgage bonds and annual first mortgage bond sinking fund payments made in the fourth quarter of 1997. Short-term interest expense increased $257,000 due to additional borrowings under the bank line of credit. At September 30, 1998, $13 million was borrowed under the credit line at an effective interest rate of 7.05%. At September 30, 1997, $2 million was outstanding under the credit line.
The Group plans to issue long-term debt during the fourth quarter of 1998 or early in 1999 to replace outstanding short-term bank borrowings.
The third quarter common dividend was paid on August 15, 1998, at $0.2675 per share. The $0.2675 represents a $0.00375 or 1.4% increase in the quarterly dividend rate from last year as approved by the Board of Directors at their January meeting. Annualized, the dividend rate is $1.07 per common share compared to $1.055 in 1997. Based on the 12-month earnings per share at September 30, 1998, the dividend payout ratio is 76%.
About 11% of the outstanding shares participate in the reinvestment program under Group's Dividend Reinvestment and Stock Purchase Plan ("Plan"). No new common shares were issued under the Plan during the quarter. Shares required for the dividend reinvestment and stock purchase options were purchased on the open market and distributed to Plan participants.
Shares are also purchased on the open market to fulfill the requirements of the Company sponsored Employee Savings Plan (401(k)). Purchases are made on a biweekly basis.
Book value per common share was $13.32 at September 30, 1998, compared to $12.98 a year earlier.
During the quarter, utility plant expenditures totaled $6,959,000 for additions to and replacements of utility plant. Of that amount, $6,696,000 was funded through Group's construction budget with the balance consisting of funds received from developers as contributions in aid of construction and refundable advances for construction. The 1998 Group construction budget is $31,000,000.

WATER SUPPLY
The Group believes that its various sources of water supply are sufficient to meet customer demand for the remainder of the year. Historically, approximately half of the water source is purchased from wholesale suppliers with the other half pumped from wells.
Storage in state reservoirs was 136% of historic average as of September 30, 1998, and groundwater levels remain adequate. Because the first part of the summer was relatively cool with no sustained hot weather until mid-July, melting of the very large mountain snowpack was slow. The abundant snowpack provides runoff to streams and reservoirs as it melts during the remaining summer months.

YEAR 2000 UPDATE
Group continues to modify and implement its Year 2000 readiness program as described in the 10Q filed for the quarter ended June 30, 1998.
In the second quarter 10Q filing, Group indicated that it was considering using an outside consultant to review and assess the Year 2000 readiness plan. An independent consultant was retained and a risk assessment completed on October 23, 1998. While the consultants report was positive, it did identify several areas which require additional attention. Attention is being given to implement the consultant's recommendations.
Installation of the PeopleSoft accounting and human resources software packages continues on schedule. Both systems are scheduled to be in place before mid year 1999.
The $300,000 estimated remediation cost for Year 2000 readiness has not changed. Operating units continue to work with suppliers to assure availability of necessary products or services. This work will continually be updated through the remainder of 1998 and throughout 1999. One objective of continued updating is to learn of any changes in a supplier's ability to provide necessary products and services. It is also designed to allow time for alternative plans should circumstances warrant.

ACCOUNTING PRONOUNCEMENTS
There were no accounting pronouncements issued during the period that would have a significant impact on Group.

BUSINESS OPPORTUNITIES
In the 1997 Annual Report to shareholders, Group indicated that it would be carefully evaluating the potential risk and return of business opportunities in Central and South America. That assessment has been completed. Group concluded that the risks and potential returns do not warrant pursuing business opportunities in Central or South America. In accordance with its growth strategy, Group will continue to investigate opportunities in the western United States.

REAL ESTATE PROGRAM
Group's subsidiary, California Water Service Company ("Company") owns more than 850 real estate parcels. Certain parcels are not necessary for or used in water utility operations. A program has been developed to realize the value of the surplus properties. The program will be ongoing over a period of several years. Over the next four years, Group estimates that gross property transactions totaling several million could be completed.

SHAREHOLDER PROPOSALS
The Board of Directors amended Group's bylaws to require that shareholder proposals for consideration at an annual shareholders' meeting or nomination of a candidate for director (other than a nomination by the Board's nominating committee) must be submitted to Group at least 150 days before the anniversary date of the previous year's annual meeting. The advance notice requirement is intended to allow management sufficient time to review and consider any shareholder proposal or nomination. Proposals and nominations will no longer be accepted from the floor at the annual shareholders' meeting. Because of the timing of this action, the deadline for the shareholders' meeting scheduled for April 21, 1999 will be approximately 30 days later or December 14. The December 14 date will be about 120 days before the anniversary date of the 1998 annual meeting. The 150 day requirement will be effective for the year 2000 annual meeting. Consistent with Securities and Exchange Commission rules, the deadline for any proposal to be eligible for inclusion in Group's 1999 proxy statement was November 11, 1998, as announced in the 1998 proxy statement. The full text of the bylaw amendment is included as an exhibit with this filing.

PART II OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits required to be filed by Item 601 of Regulation S-K.

                                                         Sequential
Exhibit                                                  Page Numbers
Number     Description                                   in this Report
10.18      Amendment to bylaws regarding timing for             11
           submission of shareholder proposals for
           consideration at annual shareholder meetings and shareholder nominations of directors

10.19      Certificate of Determination filed with state        14
           of California regarding Series D Participating
           Preferred Shares. These shares are relative to Shareholder Rights Plan and would be issued if the rights plan were triggered. The certificate was adopted earlier this year as part of the rights plan and was refiled in a revised form at the Secretary of State's request.

(b)	No reports on Form 8-K have been filed during the quarter ended
September 30, 1998.

SIGNATURES
Pursuant to the requirement of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the authorized undersigned.

CALIFORNIA WATER SERVICE GROUP
Registrant

October 27, 1998

/s/ Gerald F. Feeney
    GERALD F. FEENEY
    Vice President, Chief Financial Officer and Treasurer