Form 10-K
period 1998-12-31
CALIFORNIA WATER SERVICE GROUP
filed 1999-03-16
CIK 1035201

                   UNITED STATES SECURITIES AND EXCHANGE CPUC
                             Washington, D.C. 20549

                                    FORM 10-K

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended December 31, 1998
                                       OR
     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from
     .............to....................
     Commission file No. 1-13883

                         CALIFORNIA WATER SERVICE GROUP
             (Exact name of registrant as specified in its charter)

             California                              77-0448994
             ----------                              ----------
    (State or other jurisdiction                   (IRS Employer
          of Incorporation)                      Identification No.)

1720 North First Street  San Jose, California          95112
---------------------------------------------          -----
(Address of Principal Executive Offices)             (Zip Code)

                1-408-367-8200
                --------------
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class     Name of Each Exchange on Which Registered
Common Stock, No Par Value         New York Stock Exchange

           Securities registered pursuant to Section 12(g) of the Act:
                   Cumulative Preferred Stock, Par Value, $25
                                (Title of Class)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the Registrant - $300,493,000 on February 19 1999.

Common stock outstanding at February 19, 1999 - 12,619,140 shares.

                                  EXHIBIT INDEX
                The exhibit index to this Form 10-K is on page 29

                       DOCUMENTS INCORPORATED BY REFERENCE

     Designated portions of Registrant's Annual Report to Shareholders for the calendar year ended December 31, 1998 ("1998 Annual Report") are incorporated by reference in Part I (Item 1), Part II (Items 5, 6, 7 and 8) and in Part IV (Item 14(a)(1)).

     Designated portions of the Registrant's Proxy Statement of California Water Service Group ("Proxy Statement"), dated March 18 1999, relating to the 1999 annual meeting of shareholders are incorporated by reference in Part III (Items 10, 11 and 12) as of the date the Proxy Statement was filed with the Securities and Exchange CPUC. The Proxy Statement was filed under EDGAR on March 1, 1999.

                                TABLE OF CONTENTS


                                                               Page
PART I
     Item  1. Business ...........................                5
              Forward Looking Statements .........                5
           a. General Development of Business ....                5
              Rates and Regulation ...............                6
           b. Financial Information about
              Industry Segments ..................                8
           c. Narrative Description of Business ..                8
              Geographical Service Areas and
              Number of Customers at year-end ....               10
              Water Supply .......................               11
              Nonregulated Operations ............               14
              Utility Plant Construction Program
              and Acquisitions ...................               15
              Quality of Water Supplies ..........               16
              Competition and Condemnation .......               16
              Environmental Matters ..............               18
              Human Resources ....................               18
           d. Financial Information about Foreign
              and Domestic Operations and Export
              Sales ..............................               18

     Item 2. Properties ..........................               18

     Item 3. Legal Proceedings ...................               19

     Item 4. Submission of Matters to a Vote of
             Security Holders ....................               20

     Executive Officers of the Registrant ........               21

PART II

     Item 5. Market for Registrant's Common Equity
             and Related Stockholder Matters .....               22

     Item 6. Selected Financial Data .............               22

     Item 7. Management's Discussion and
             Analysis of Financial Condition
             and Results of Operations ...........               23

     Item 8. Financial Statements and
             Supplementary Data ..................               23

     Item 9. Changes in and Disagreements with
             Accountants on Accounting and
             Financial Disclosure ................               23

PART III

     Item 10. Directors and Executive Officers
              of the Registrant ..................               23

     Item 11. Executive Compensation .............               23

     Item 12. Security Ownership of Certain
              Beneficial Owners and Management ...               24

     Item 13. Certain Relationships and Related
              Transactions .......................               24


PART IV

     Item 14. Exhibits, Financial Statement
              Schedules, and Reports on
              Form 8-K ...........................               24

Signatures .......................................               25

Independent Auditors' Report .....................               27

Schedules ........................................               28

Exhibit Index ....................................               29

                                     PART I

ITEM 1 BUSINESS.

     FORWARD LOOKING STATEMENTS
     This report, including the sections incorporated by reference, contains forward looking statements within the meaning of the Federal securities laws. Such statements are based on currently available information, expectations, estimates, assumptions and projections, and management's judgment about California Water Service Group ("Group"), the utility industry and general economic conditions. Such words as expects, intends, plans, believes, estimates, anticipates or variations of such words or similar expressions are intended to identify forward looking statements. The forward looking statements are not guarantees of future performance. Actual results may vary materially from what is contained in a forward looking statement. Factors which may cause a result different than expected or anticipated include regulatory CPUC decisions, new legislation, increases in suppliers' prices, particularly purchased water and purchased power prices, changes in environmental compliance requirements, acquisitions, changes in customer water use patterns and the impact of weather on operating results. Group assumes no obligation to provide public updates of forward looking statements.

a.   GENERAL DEVELOPMENT OF BUSINESS.

     California Water Service Company ("Company") was formed in 1926. In April 1997, shareholders of California Water Service Company voted to approve a holding company structure. After receiving final regulatory approval, Group was formed on December 31, 1997. As a result of the holding company structure, the Company became one of Group's two wholly-owned, operating subsidiaries. The Company will continue to operate as a regulated utility subject to the jurisdiction of the California Public Utilities CPUC ("CPUC"). Its assets and operating revenues comprise virtually all of Group's assets and operating revenues.

     The second subsidiary, CWS Utility Services ("Utility Services"), provides nonregulated water operations and related services. Existing nonregulated contracts, currently performed by the Company, will be transferred to Utility Services as the contracts are renewed or at such time as agreed upon between the contracting parties. Utility Services will execute new nonregulated contracts.

     In conjunction with the formation of the holding company structure, on December 31, 1997 each share of Company common stock was exchanged on a two-for-one basis for Group common stock. Per share data has been restated where necessary to reflect the effective two-for-one stock split. Each share of Company preferred stock was converted into one share of Group preferred stock. To maintain its relative voting strength, the number of votes to which each preferred share is entitled was doubled from eight to sixteen.

     Group's mailing address and principal executive offices are located at 1720 North First Street, San Jose, California; telephone number: 1-408-367-8200. The Company maintains a web site which can be accessed via the Internet at http://www.calwater.com.

     During the year ended December 31, 1998, there were no significant changes in the kind of products produced or services rendered by Group or its operating subsidiaries, or in its markets or methods of distribution.

     The Company is the largest investor-owned water company in California and the fourth largest in the United States. It was incorporated under the laws of the State of California on December 21, 1926. It is a public water utility providing water service to approximately 383,000 residential, commercial and industrial customers in 58 California cities and communities through 21 separate water systems or districts. In the 20 regulated systems, which serve 377,000 customers, rates and operations are subject to the jurisdiction of the CPUC. An additional 6,000 customers receive service through the long-term lease of the City of Hawthorne water system, which is not subject to CPUC regulation. The Company also has contracts with various municipalities and private entities to operate water systems and provide billing services to 30,700 other customers. These operations are described in more detail in section Item 1.c., "Narrative Description of Business - Nonregulated Operations."


     RATES AND REGULATION
     Rates, service and other matters for the Company's regulated business of the Company are subject to the jurisdiction of the CPUC. The CPUC's decisions and the timing of those decisions can have an important impact on operations and results of operations.

     The Company operates a total of 21 districts, each of which is within the State of California. The systems are not integrated with one another. Except for allocation of general office plant investment and expenses, and the determination of cost of capital, the rates of individual districts are not affected by operations in other districts. Cost of capital (i.e. return on debt and equity) is determined on a company-wide basis. Otherwise, the CPUC considers each regulated district as separate and distinct entities for ratemaking purposes. General Office plant and operations are also considered separately, then spread ratably over the operating districts.

     There are generally three types of CPUC rate case proceedings: general, step and offset. General rate applications consider all of a district's operating costs and capital requirements for a succeeding three-year period. The CPUC's decision in general rate applications usually authorizes an immediate rate increase and step rate increases for the following two years intended to maintain the authorized return on common equity ("ROE"). Subsequent general applications can be filed in the third year after a district receives a general rate decision. Each year those districts that are eligible for general rate case filings are reviewed and where appropriate applications are submitted to the CPUC for processing. The applications are submitted in July with a CPUC decision expected in about 10 months. Offset rate adjustments are allowed to recover the costs of purchased water, purchased power and pump taxes that vary from those authorized in a general rate decision.

     Because the CPUC requires rates for each operating district to be determined independently, the decision to file a general rate case application for a particular district depends on various factors including:
     -    the time since the last general rate case was filed
     -    the rate of return being earned in the district
     -    expected future returns
     -    estimated future expenses
     -    the need for capital expenditures

     With districts on varying rate case cycles, general rate case applications are filed annually for a portion of the districts. The number of customers affected by each filing varies from year to year. For example, the 1995 rate filings covered 47 percent of the customer base, while the 1996 filing was for 11 percent, the 1997 filing for 7 percent and the 1998 filing for 25 percent.

     1999 Rate Application Filings
          During 1999, 10 districts representing 55% of all customers are eligible for rate filings. The Company will review each district's revenue requirements and determine what filings to make. The filings will occur in July with decisions anticipated during the second quarter of 2000. Additionally, a rate increase will be submitted for the City of Hawthorne water system. The Hawthorne City council exercises rate authority over this request.

     1998 Rate Application Filings
          In 1998, 14 districts plus General Office operations, were eligible for general rate filings. Earnings levels in those districts were reviewed and applications for additional rate consideration were filed in July 1998 for four districts and General Office. The applications involved 25% of the regulated customers.
          In January 1999, the Company reached agreement the CPUC staff regarding the 1998 rate applications. The agreement must still be presented to and approved by the Administrative Law Judge assigned to the proceedings and by the CPUC commissioners .

     1997 Rate Application Filings
          In July 1997, general rate increase applications were filed for four districts representing 27,900 customers or 7 percent of regulated customers. The CPUC decision was effective in July 1998. It authorized continuation of the then effective ROE at 10.35%. Rate increases of $299,000 for 1998, $267,000 for 1999, $121,000 for 2000 and
     $121,000 for 2001 were authorized. Rate increases in two districts will be tied to future changes in a price index during each of the next four years.

     1996 Rate Application Filings
          In July 1996, general rate cases were filed for two districts representing 11 percent of the regulated customers. An ROE of 12.05 percent was requested, while the CPUC staff recommended 10.1 percent. In January 1997, the Company and CPUC staff stipulated to an ROE of 10.35 percent. In February 1997, hearings before the CPUC regarding the 1996 general rate applications were completed. The CPUC's decision was issued in April. The decision, which authorized a 10.35% return on common equity, was estimated to increase 1997 revenue by about $1.2 million. Additionally, step rate increases became effective in each of the following three years.

     Second Amended Contract - Stockton East Water District
          In January 1995, a consultant retained by the CPUC's Organization of Ratepayer Advocates completed a report on the reasonableness of the Second Amended Contract. Parties to the contract are the Company, Stockton-East Water District, the City of Stockton and San Joaquin County. The contract pertains to the sale and delivery of water to the Company's Stockton District by the Stockton-East Water District. The report alleged that the Company was required to receive CPUC approval prior to entering into the Second Amended Contract and furthermore challenges the reasonableness of the Second Amended Contract for ratemaking purposes. However, the report did not include specific ratemaking recommendations. The issue has been suspended. No action is now in process or pending, although the issue may be revisited in the Company's next Stockton district general rate application.


b.   FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS.

     Group primarily operates one business segment.

c.   NARRATIVE DESCRIPTION OF BUSINESS.

     Group is the sole shareholder of its two operating subsidiaries, California Water Service Company and CWS Utility Services.

     Group's business, which is carried on through its operating subsidiaries, consists of the production, purchase, storage, purification, distribution and sale of water for domestic, industrial, public and irrigation uses, and for fire protection. It also provides water related service, including operation of water systems, to other entities.

     The water business fluctuates according to the demand for water, which is partially dictated by seasonal conditions, such as summer temperatures or the amount and timing of precipitation during the year.

     The Company distributes water in accordance with accepted water utility methods. Franchises and permits are held in the cities and communities where the Company operates. The franchises and permits allow the Company to operate and maintain facilities in the public streets as necessary.

     The City of Hawthorne water system is operated under a 15-year lease that commenced in February 1996. Under other contracts, three municipally owned water systems, four privately owned water systems and two reclaimed water distribution systems are operated. Billing services are also provided to other municipalities. These operations are discussed in more detail in a following section titled "Nonregulated Operations."

     Group intends to continue to explore opportunities to expand operating and other revenue sources. The opportunities could include system acquisitions, contracts similar to the City of Hawthorne arrangement, operating contracts, billing contracts and other utility related services. Group believes that a holding company structure, as discussed above, makes Group more competitive in providing nonregulated utility services, which would not be subject to CPUC jurisdiction. Group is investigating new business opportunities in western states. During 1998, Group assessed the potential risk and return from business opportunities in Central and South America. The assessment concluded that the risks and potential returns do not warrant Group pursuing business opportunities in Central or South America.

     GEOGRAPHICAL SERVICE AREAS AND NUMBER OF CUSTOMERS AT YEAR-END The principal markets for Group's products are users of water within the Company's service areas. Group's geographical service areas or districts for both the regulated and nonregulated operations and the approximate number of customers served in each district at December 31, 1998, are listed below.

     SAN FRANCISCO BAY AREA
       Mid-Peninsula (serving San Mateo and
          San Carlos) ............................                35,600
       South San Francisco (including Colma
          and Broadmoor) .........................                15,900
       Bear Gulch (serving Menlo Park, Atherton,
          Woodside and Portola Valley) ...........                17,400
       Los Altos (including portions of Cupertino,
          Los Altos Hills, Mountain View
          and Sunnyvale) .........................                18,300
       Livermore .................................                16,300               103,500
                                                                 -------

     SACRAMENTO VALLEY
       Chico (including Hamilton City) ...........                22,200
       Oroville ..................................                 3,500
       Marysville ................................                 3,700
       Dixon .....................................                 2,800
       Willows ...................................                 2,300                34,500
                                                                 -------

     SALINAS VALLEY
       Salinas ...................................                25,000
       King City .................................                 2,200                27,200
                                                                 -------

     SAN JOAQUIN VALLEY
       Bakersfield ...............................                55,700
       Stockton ..................................                41,300
       Visalia ...................................                27,900
       Selma .....................................                 5,000               129,900
                                                                 -------

     LOS ANGELES AREA
       East Los Angeles (including portions of
         the cities of Commerce and Montebello) ..                26,300
       Hermosa Redondo (serving Hermosa Beach,
          Redondo Beach and a portion of Torrance)                25,100
       Palos Verdes (including Palos Verdes
         Estates, Rancho Palos Verdes, Rolling
         Hills Estates and Rolling Hills) ........                23,600
       Westlake (a portion of Thousand Oaks) .....                 6,900
       Hawthorne (leased municipal system) .......                 6,000                87,900
                                                                 -------               -------

     TOTAL .......................................               383,000

     WATER SUPPLY
     The Company's water supply for the 21 operating districts is obtained from wells, surface runoff or diversion, and by purchase from public agencies and other wholesale suppliers. The Company's supply has been adequate to meet consumption demands, however, during periods of drought some districts have mandated water rationing.

     California's rainy season usually begins in November and continues through March with December, January and February historically recording the most rainfall. During winter months reservoirs and underground aquifers are replenished by rainfall. Snow accumulated in the mountains provides an additional water source when spring and summer temperatures melt the snowpack producing runoff into streams and reservoirs, and also replenishing underground aquifers.

     During years in which precipitation is especially heavy or extends beyond the spring into the early summer, customer demand can decrease from historic normal levels, generally due to reduced outdoor water usage. This was the case during 1995 and 1998, when winter rains continued well into the spring along with cooler than normal temperatures. Likewise, an early start to the rainy season during the fall can cause a decline in customer usage and have a negative impact on revenue.

     The Company's water business is seasonal in nature and weather conditions can have a pronounced effect on customer usage and thus operating revenues and net income. Customer demand for water generally is less during the normally cooler and rainy winter months. It increases in the spring when warmer weather gradually returns to California and the rains end. Temperatures are warm during the generally dry summer months, resulting in increased demand. Water usage declines during the fall as temperatures decrease and the rainy season approaches.

     During years of less than normal rainfall, customer demand can increase as outdoor water usage continues. When rainfall is below average for consecutive years, drought conditions can result and certain customers may be required to reduce consumption to preserve existing water reserves. As an example, California experienced a six-year period when rainfall was annually below historic average. The drought period ended with the winter of 1992-93. During that six-year period some districts had water rationing requirements imposed on customers. In certain districts, penalties were collected from customers who exceeded allotments. During past drought periods, the CPUC has allowed modifications to consumer billings which provided the Company a means to recover a portion of revenue that was deemed lost due to conservation measures.

     Historically, about half of the water supply is purchased from wholesale suppliers with the balance pumped from wells. A small portion of the supply is received from surface runoff in the Bear Gulch district. During 1998, 99 billion gallons were delivered to customers. Approximately 50 percent of the supply was obtained from wells and 50 percent was purchased from wholesale suppliers. The following table shows amount of water purchased in each operating district during 1998.

                                Supply
        District               Purchased     Source of Purchased Supply
        --------               ---------     --------------------------
        SAN FRANCISCO BAY AREA

          Mid-Peninsula          100%        San Francisco Water Department

          South San Francisco     83%        San Francisco Water Department

          Bear Gulch              86%        San Francisco Water Department

          Los Altos               78%        Santa Clara Valley Water District

          Livermore               62%        Alameda County Flood Control
                                             and Water Conservation District

        SACRAMENTO VALLEY

          Oroville                89%        Pacific Gas and Electric Co.
                                   3%        County of Butte

        SAN JOAQUIN VALLEY

          Bakersfield             20%        Kern County Water Agency

          Stockton                72%        Stockton-East Water District

        LOS ANGELES AREA

          East Los Angeles        69%        Central Basin Municipal
                                             Water District

          Hawthorne               99%        West Basin Municipal
                                             Water District

          Hermosa Redondo         98%        West Basin Municipal
                                             Water District

          Palos Verdes           100%        West Basin Municipal
                                             Water District

          Westlake               100%        Russell Valley Municipal
                                             Water District



     The balance of the required supply for the above districts was obtained from wells, except for Bear Gulch where the balance is obtained from surface runoff from the local watershed and processed through the Company's treatment plant before being delivered to the distribution system. The Company also operates a treatment plant in the Oroville district where a portion of the water is received from a surface supply.

     Historically, groundwater has yielded 10 to 15 percent of the Hermosa-Redondo district supply. During 1996, wells were taken out of service while treatment facilities were being installed. One treatment facility was completed during 1998 and the well returned to service.

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

     The purchased supplies for the East Los Angeles, Hermosa-Redondo, Palos Verdes, Westlake districts and the City of Hawthorne system are provided by public agencies pursuant to an obligation of continued nonpreferential service to persons within the agencies' boundaries.

     Purchases for the South San Francisco, Mid-Peninsula and Bear Gulch districts are in accordance with long-term contracts with the San Francisco Water Department expiring June 30, 2009.

     The price of wholesale water purchases is subject to pricing changes imposed by the various wholesale suppliers. Price changes are generally beyond the control of the Company. During 1997, two wholesale water suppliers refunded moneys which had been overcollected from wholesale water purchasers. The Company received a one time refund of $2.5 million in May 1997 which was credited as a reduction to purchased water expense.

     California experienced above average rainfall in the 1997-98 measurement year. The state's weather was influenced by what was termed "El Nino". Rainfall in the Company's service areas for the 1998-99 season is about normal as of February 26, 1998. However, the mountain snowpack is well above normal. Groundwater levels in underground aquifers that provide supply to districts served by well water improved in 1998 due to the above average rainfall. Most regions have recorded positive changes in groundwater levels the past two years. Regional groundwater management planning continues throughout the state as required. Existing laws provide a mechanism for local agencies to maintain control of their groundwater supply. Group continually updates long range projections and works with local wholesale suppliers to ensure an adequate future supply to meet customer needs.

     The water supply outlook for 1999 is good, however, California faces long-term water supply challenges. The Company is actively working to meet the challenges by continuing to educate customers on responsible water use practices, particularly in the districts with conservation programs approved by the CPUC.

     Progress has been made by Consolidated Irrigation District (Selma) and Kaweah Delta Water Conservation District (Visalia) towards the implementation of a water management plan. Group participates in the formulation of these plans.


     The Company is working with the Salinas Valley water users and the Monterey County Water Resources Agency (MCWRA) to address seawater intrusion into the water supply for the Salinas district. MCWRA completed construction of the Castroville Seawater Intrusion Project in 1998. This project is designed to deliver up to 20,000 acre feet of recycled water annually to agricultural users in the nearby Castroville area. It is intended to help mitigate seawater intrusion into the region by reducing the need to pump groundwater.

     With the City and County of San Francisco, and the cities of San Bruno and Daly City,Group is working to prepare a groundwater management plan for the Westside Basin from which the South San Francisco district pumps a portion of its supply. Additionally, Group is working with the City of San Francisco in its development of a long-range water supply master plan for the entire area to which the San Francisco Water Department is the wholesale water supplier. In addition to the South San Francisco district, the Mid-Peninsula and Bear Gulch districts are included in this service area.

     NONREGULATED OPERATIONS
     Nonregulated operations include operation of water systems for cities, operation of privately owned water systems, operation of recycled water systems, lease of antenna sites, utility billing services and laboratory services.

     Nonregulated revenue from water system operations is generally determined on a fee per customer basis. With the exception of the City of Hawthorne water system, revenue and expenses from nonregulated operations are accounted for in other income on a pretax basis. Revenue and expenses for the City of Hawthorne lease are included in operating revenue and operating expenses because Group is entitled to retain all customer billings and is generally responsible for all operating expenses.

     Municipally owned water systems are operated under contract for the cities of Bakersfield, Commerce and Montebello and for four private water company systems in the Bakersfield, Livermore and Salinas districts. The Company also operates under contract a wastewater collection system in Livermore. The total number of services operated under the contracts is about 30,700. With the exception of the 15-year Hawthorne lease discussed below, the terms of the operating agreements range from one-year to three- year periods with provisions for renewals. The first operating agreement was signed with the City of Bakersfield in 1977. Upon expiration, each agreement has been renewed.

     Recycled water distribution systems located in the Los Angeles Basin are operated for the West Basin and Central Basin municipal water districts. Some engineering department services are also provided for these two recycled water systems.

     Meter reading, billing and customer service are provided for the City of Menlo Park's 4,000 water customers. Additionally, sewer and/or refuse billing services are provided to six municipalities.

     Since February 1996, the City of Hawthorne's 6,000 account water system has been operated under terms of a 15-year agreement. The system which is near the Hermosa-Redondo district serves about half of Hawthorne's population. The lease requires an up-front $6.5 million lease payment to the City which is being amortized over the lease term. Additionally, annual lease payments to the City of $100,000 indexed to changes in water rates are required. Group is responsible for all aspects of system operation and capital improvements, although title to the system and system improvements resides with the City. At the end of the lease, Group will be reimbursed for the unamortized value of capital improvements. In exchange, Group receives all system revenues which are about $4 million annually.

     During 1997, an agreement was signed with the Rural North Vacaville Water District in Solano County to design and build a water distribution system. The new system will initially provide water to about 400 services. Group also expects to enter an agreement for future operation and maintenance of the system.

     Group leases 35 antenna sites to telecommunication companies. Individual lease payments range from $750 to $2,200 per month. The antennas are used in cellular phone and personal communication applications. Other leases are being negotiated for similar uses.

     Laboratory services are also provided to San Jose Water Company and Great Oaks Water Company.

     UTILITY PLANT CONSTRUCTION PROGRAM AND ACQUISITIONS
     Group is continually extending, enlarging and replacing its facilities as required to meet increasing demands and to maintain its systems. Capital expenditures, including developer financed projects, for additional facilities and for the replacement of existing facilities amounted to approximately $34.6 million in 1998. Financing was provided by funds from operations and short-term bank borrowings, advances for construction and contributions in aid of construction as set forth in the "Statement of Cash Flows" on pages 20 Group's 1998 Annual Report which is incorporated herein by reference. Group funded expenditures were $30.1 million. Developer payments accounted for $4.5 million. Advances for construction of main extensions are payments or facilities received from subdivision developers under the CPUC's rules. These advances are refundable without interest over a period of 40 years. Contributions in aid of construction consist of nonrefundable cash deposits or facilities received from developers, primarily for fire protection. The amount received from developers varies from year to year as the level of development activity varies. It is impacted by the demand for housing and commercial development and general business conditions, including interest rates.

     During 1998, Group funded expenditures were in the following areas: wells, pumping and storage facilities, $6.7 million; water treatment and purification equipment, $3.1 million; distribution systems $9.1 million; services and meters, $5.3; other equipment, $5.9 million. The increased expenditure for treatment and purification equipment related to the Hawthorne treatment plant. The other equipment expenditures included computer equipment for installation of a new Local Area Network (LAN) system.

     The 1999 construction budget for additions and improvements to facilities is approximately $30.7 million, exclusive of additions and improvements financed through advances for construction and contributions in aid of construction. Financing is expected to be from internally generated funds, short-term borrowings and long-term debt in the form of senior notes. The approved budget was for the following areas: wells, pumping and storage facilities, $8.8 million; water treatment and purification equipment, $1.1 million; distribution systems $9.8 million; services and meters, $5.2; other equipment, $5.8 million.

     During 1996, Congress enacted legislation which exempted from taxable income the majority of proceeds received from developers to fund advances for construction and contributions in aid of construction. Because of the legislation, future water utility plant additions will generally be depreciated for federal tax purposes on a straight-line 25 year life basis. The federal tax exemption of developer funds will reduce cash flow requirements for income taxes. In 1997, California adopted similar legislation regarding the taxability of payments received from developers.

     The Department of Treasury is planning to issue regulations regarding the taxability of developer financed services. Treasury has given indications that it will continue to treat the cost of services as taxable income. The Company has been active along with other private water companies in presenting evidence to Treasury that would result in services being classified as nontaxable contributions in aid of construction. The services represent about 20 percent of developer funded construction.


     QUALITY OF WATER SUPPLIES
     Procedures are maintained to produce potable water in accordance with accepted water utility practices. Water entering the distribution systems from surface sources is treated in compliance with Safe Drinking Water Act standards. Samples of water from each water system are analyzed regularly by our state certified water quality laboratory.

     In recent years, federal and state water quality regulations have continued to increase. Changes in the federal Safe Drinking Water Act, which we believes will bring treatment costs more in line with the actual health threat posed by contaminants, were enacted by Congress during 1996. Work continues to monitor water quality and upgrade treatment capabilities to maintain compliance with the various regulations. These activities include:

     - installation of dedicated sample sites to assure water samples are drawn at a secure source
     - maintaining a state approved compliance monitoring program required by the Safe Drinking Water Act
     - upgrading laboratory equipment and enhancing analytical testing capabilities
     -    ongoing training of laboratory and operating personnel
     -    installation of disinfection treatment at all well sources
     - installation and operation of several granular activated carbon (GAC) filtration systems for removal of hydrogen sulfide or volatile organic chemicals
     - treatment systems at two Los Angeles Basin wells and wells at the South San Francisco well field which have elevated levels of iron and manganese; the treatment allowed the wells to be returned to production during 1997 and 1998; thus, less costly well water, rather than purchased water supplies became available
     - construction of a new iron and manganese treatment plant in the leased Hawthorne system; completion of this project is scheduled for early 1999
     - monitoring of all sources for MTBE, the gasoline additive widely used throughout the state
     - completion of mandatory Information Collection Rule monitoring for specified water systems

     COMPETITION AND CONDEMNATION
     The Company is a public utility regulated by the CPUC. The Company provides service within filed service areas approved by the CPUC. Under the laws of the State of California, no privately owned public utility may compete with the Company in any territory already served by the Company without first obtaining a certificate of public convenience and necessity from the CPUC. Under CPUC practices, such certificate will be issued only if the CPUC finds that the Company's service is deficient.

     California law also provides that whenever a public agency constructs facilities to extend a utility system into the service area of a privately owned public utility, such an act constitutes the taking of property. For such taking the public utility is to be paid just compensation. Under the constitution and statutes of the State of California, municipalities, water districts and other public agencies have been authorized to engage in the ownership and operation of water systems. Such agencies are empowered to condemn properties already operated by privately owned public utilities upon payment of just compensation and are further authorized to issue bonds, including revenue bonds, for the purpose of acquiring or constructing water systems. To Group's knowledge, no municipality, water district or other public agency has any pending action to acquire or condemn any of Group's systems.

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

     ENVIRONMENTAL MATTERS
     Group is subject to environmental regulation by various governmental authorities. Compliance with federal, state and local provisions which have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, has not had, as of the date of filing of this Form 10-K, any material effect on Group's capital expenditures, earnings or competitive position. Group is unaware of any pending environmental matters which will have a material effect on its operations. Refer to Item 3, Legal Proceedings, for additional information.

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

     HUMAN RESOURCES
     At December 31, 1998, Group had 658 employees, of whom 185 were executive, administrative and supervisory employees, and 473 were members of unions. In December 1997, two-year collective bargaining agreements, expiring December 31, 1999, were successfully negotiated with the Utility Workers Union of America, AFL-CIO, representing the majority of field and clerical union employees. In January 1998, a new two-year collective bargaining agreement was negotiated with the International Federation of Professional and Technical Engineers, AFL-CIO, representing certain engineering department and water quality laboratory employees. Both agreements were ratified by the union members in January 1998. As in the past, both agreements were successfully negotiated and ratified without a work interruption.


d.   FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT
     SALES.

     Group makes no export sales.

ITEM 2. PROPERTIES.

     Group's physical properties consist of offices and water systems to accomplish the production, storage, purification and distribution of water. These properties are located in or near the Geographic Service Areas listed above under section Item 1.c. entitled "Narrative Description of the Business." Group's general office, which houses accounting, engineering, information systems, human resources, purchasing, rate making, water quality and executive staffs are located in San Jose, California. All properties are maintained in good operating condition.

     All principal properties are held in fee simple title, subject to the lien of the indenture securing the Company's first mortgage bonds of which $118,585,000 remained outstanding at December 31, 1998.

     Group owns 522 wells and operates six leased wells. There were 291 storage tanks with a capacity of 216 million gallons and one reservoir located in the Bear Gulch district with a 210 million gallon capacity. There are about 4,650 miles of supply and distribution mains in the various systems. There are two treatment plants, one in the Bear Gulch district, the other in Oroville. Both treatment plants are designed to process six million gallons per day. During 1998, the average daily water production was 271 million gallons, while the maximum production on a single day was 507 million gallons. By comparison, during 1997 the average daily water production was 301 million gallons, while the maximum production on one day was 513 million gallons. In 1996, the average daily water production was 283 million gallons and the maximum production on one day was 497 million gallons.

     In the leased systems or in systems which are operated under contract for municipalities or private companies, title to the various properties is held exclusively by the municipality or private company.


ITEM 3. LEGAL PROCEEDINGS.

     The State of California's Department of Toxic Substances Control ("DTSC") alleges that the Company is a potential responsible party for cleanup of a toxic contamination in the Chico groundwater. The DTSC has prepared a draft report titled "Preliminary Nonbinding Allocation of Financial Responsibility" for the cleanup which asserts that the Company's share should be 10 percent. The DTSC estimates the total cleanup cost to be $8.69 million. The toxic spill occurred when cleaning solvents, which were discharged into the city's sewer system by local dry cleaners, leaked into the underground water supply due to breaks in the sewer pipes. The DTSC contends that the Company's responsibility stems from its operation of wells in the surrounding vicinity that caused the contamination plume to spread. The Company denies any responsibility for the contamination or the resulting cleanup and intends to vigorously resist any action that may be brought against it. The Company believes that it has insurance coverage for this claim and that if it were ultimately held responsible for a portion of the cleanup costs, there would not be a material adverse effect on Group's financial position or results of operations. Legal costs to date have been borne by the insurance carrier.

     In December 1997, Group along with the City of Stockton and San Joaquin County ("the Contractors") filed a lawsuit against the Stockton East Water District ("SEWD"). The Contractors are

     SEWD's sole customers for wholesale potable water. SEWD also serves raw water to agricultural customers. To enable SEWD to meet its financial obligations, the Contractors agreed to specific Base Monthly Payments which as of June 30, 1997 had generated $5.4 million in surplus funds. The Contractors contend that a portion of the funds paid by the Contractors have been or will be used for purposes other than to meet SEWD's agreed financial obligations. Presently, all parties to the lawsuit have entered into a Stipulated Preliminary Injunction. A favorable settlement is anticipated.

     Group is not a party to any other legal matters, other than those which are incidental to its business.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of security holders in the fourth quarter of year 1998.

EXECUTIVE OFFICERS OF THE REGISTRANT

Name                   Positions and Offices with Group                                  Age
----                   --------------------------------                                  ---
Robert W. Foy          Chairman of the Board since January 1, 1996.                       62
(1)                    A Director since 1977.  Formerly President
                       and Chief Executive Officer of Pacific Storage Company,
                       Stockton, Modesto, Sacramento and San Jose, California, a
                       diversified transportation and warehousing company, where
                       he had been employed for 32 years.

Peter C. Nelson        President and Chief Executive Officer since                        51
(1)                    February 1, 1996.  Formerly Vice President,
                       Division Operations (1994-1995) and Region Vice President
                       (1989-1994), Pacific Gas & Electric Company, a gas and
                       electric public utility.

Gerald F. Feeney       Vice President, Chief Financial Officer and                        54
(1)                    Treasurer since November 1994; Controller,
                       Assistant Secretary and Assistant Treasurer
                       from 1976 to 1994. From 1970 to 1976, an audit manager
                       with Peat Marwick Mitchell & Co.

Calvin L. Breed        Controller, Assistant Secretary and Assistant                      43
(2)                    Treasurer since November 1994.  Previously
                       Treasurer of TCI International, Inc.; from 1980
                       to 1983, a certified public accountant with
                       Arthur Andersen & Co.

Paul G. Ekstrom        Corporate Secretary since August 1996;                             46
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

(1)                    holds the same position with California Water Service
                       Company and CWS Utility Services

(2)                    holds the same position with California Water Service
                       Company


Name                   Positions and Offices with the Company                             Age
----                   --------------------------------------                             ---
Francis S.             Vice President, Regulatory Matters since August                    49
    Ferraro            1989.  Employed by the California Public
                       Utilities CPUC for 15 years, from 1985 through 1989, as
                       an administrative law judge.

James L. Good          Vice President, Corporate Communications                           35
(1)                    and Marketing since January 1995.  Previously Director of
                       Congressional Relations for the National Association of
                       Water Companies from 1991 to 1994.

Robert R.              Vice President, Engineering and Water Quality                      45
    Guzzetta           since August 1996; Chief Engineer, 1990 to 1996;
                       Assistant Chief Engineer, 1988 to 1990; various
                       engineering department positions since 1977.

Christine L.           Vice President, Human Resources since August                       52
    McFarlane          1996; Director of Human Resources, 1991 to 1996;
                       Assistant Director of Personnel, 1989 to 1991; an
                       employee since 1969.

Raymond H. Taylor      Vice President, Operations since April 1995;                       53
                       Vice President and Director of Water Quality, 1990 to
                       1995; Director of Water Quality, 1986
                       to 1990; prior to 1982 an employee of the United States
                       Environmental Protection Agency.

Raymond L.             Vice President, Chief Information Officer since                    59
    Worrell            August 1996; Director of Information Systems,
                       1991 to 1996; Assistant Manager of Data Processing, 1970
                       to 1991; Data Processing Supervisor, 1967 to 1970.

John S. Simpson        Assistant Secretary, Manager of New Business since 1991;           54
                       Manager of New Business development for the past thirteen
                       years; served in various management positions since 1967.

(1) Also, Vice President, Marketing with CWS Utility Services.

No officer or director has any family relationship to any other executive officer or director. No executive officer is appointed for any set term. There are no agreements or understandings between any executive officer and any other person pursuant to which he was selected as an executive officer, other than those with directors or officers of Group acting solely in their capacities as such.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The information required by this item is contained in the Section captioned "Quarterly Financial and Common Stock Market Data" on page 28 of Group's 1998 Annual Report and is incorporated herein by reference. The number of shareholders listed in such section includes Group's record shareholders and an estimate of shareholders holding stock in street name.


ITEM 6. SELECTED FINANCIAL DATA.

     The information required by this item is contained in the section captioned "Ten Year Financial Review" on pages 8 and 9 of Group's 1998 Annual Report and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The information required by this item is contained in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations," on pages 10 through 16 of the Group's 1998 Annual Report and is incorporated herein by reference.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The information required by this item is contained in the sections captioned "Consolidated Balance Sheet", "Consolidated Statement of Income", "Consolidated Statement of Common Shareholders' Equity", "Consolidated Statement of Cash Flows", "Notes to Consolidated Financial Statements" and "Independent Auditors' Report" on pages 17 through 29 of Group's 1998 Annual Report and is incorporated herein by reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information required by this item as to directors of the Group is contained in the sections captioned "Election of Directors", "Nominees for Directors" and "Board Committees" on pages 10 through 12 of the 1999 Proxy Statement and is incorporated herein by reference. Information regarding executive officers of Group is included in a separate item captioned "Executive Officers of the Registrant" contained in Part I of this report.


ITEM 11. EXECUTIVE COMPENSATION.

     The information required by this item as to directors of Group is included under the caption "Compensation of Non-employee Directors" on page 13 of the 1999 Proxy Statement and is incorporated herein by reference. The information required by this item as to compensation of executive officers, including officers who are directors, is included under the caption "Compensation of Executive Officers" on page 16 through 19 of the 1999 Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required by this item is contained in the sections captioned "Beneficial Ownership of Director-Nominees" and "Security Ownership of Management" on pages 14 and 20, respectively, of the 1999 Proxy Statement and is incorporated herein by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     None.


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)(1)Financial Statements:

     Consolidated Balance Sheet as of December 31, 1998 and 1997.

     Consolidated Statement of Income for the years ended December 31, 1998, 1997, and 1996.

     Consolidated Statement of Common Shareholders' Equity for the years ended December 31, 1998, 1997, and 1996.

     Consolidated Statement of Cash Flows for the years ended December 31, 1998, 1997, and 1996.

     Notes to Consolidated Financial Statements, December 31, 1998, 1997, and 1996.

     Independent Auditors' Report dated January 22, 1999.

     The above financial statements are contained in sections bearing the same captions on pages 17 through 29 of Group's 1998 Annual Report and are incorporated herein by reference.

     (2) Financial Statement Schedule:

Schedule
 Number

     Independent Auditors' Report dated January 22, 1999.

II Valuation and Qualifying Accounts and Reserves--years ending December 31, 1998, 1997, and 1996.

     All other schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

(3)  Exhibits required to be filed by Item 601 of Regulation S-K.

     See Exhibit Index on page 29 of this document which is incorporated herein by reference.

     The exhibits filed herewith are attached hereto (except as noted). Those exhibits indicated on the Exhibit Index which are not filed herewith were previously filed with the Securities and Exchange CPUC as indicated. Except where stated otherwise, such exhibits are hereby incorporated by reference.


(B)  Report on Form 8-K.

     Form 8-K was filed November 19, 1998 to report that on November 13, 1998 Registrant and its wholly-owned subsidiary, California Water Service Company, had entered into an agreement to merge with Dominguez Services Corporation. The agreed terms and conditions provide that each common share of Dominguez Services Corporation will be exchanged for 1.18 shares of Registrant's common stock. The consummation of the merger is conditioned upon the satisfaction of certain conditions, including the approval of the CPUC and other regulatory approvals.



                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         CALIFORNIA WATER SERVICE GROUP


Date: February 25, 1999                 By /s/ Peter C Nelson
                                        PETER C. NELSON,
                                        President and
                                        Chief Executive Officer



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Date: February 25, 1999                 /s/ Robert W. Foy
                                        ROBERT W. FOY, Chairman,
                                        Board of Directors

Date: February 25, 1999                 /s/ Edward D. Harris, Jr.
                                        EDWARD D. HARRIS, JR., M.D., Member,
                                        Board of Directors

Date: February 25, 1999                 /s/ Robert K. Jaedicke
                                        ROBERT K. JAEDICKE, Member,
                                        Board of Directors

Date: February 25, 1999                 /s/ Richard P. Magnuson
                                        RICHARD P. MAGNUSON, Member,
                                        Board of Directors

Date: February 25, 1999                 /s/ Linda R. Meier
                                        LINDA R. MEIER, Member,
                                        Board of Directors

Date: February 25, 1999                 /s/ Peter C. Nelson
                                        PETER C. NELSON
                                        President and Chief Executive Officer,
                                        Member, Board of Directors

Date: February 25, 1999                 /s/ C. H. Stump
                                        C. H. STUMP, Member,
                                        Board of Directors

Date: February 25, 1999                 /s/ George A. Vera
                                        GEORGE A. VERA, Member
                                        Board of Directors

Date: February 25, 1999                 /s/ J. W. Weinhardt
                                        J. W. WEINHARDT, Member,
                                        Board of Directors

Date: February 25, 1999                 /s/ Gerald F. Feeney
                                        GERALD F. FEENEY,
                                        Vice President, Chief Financial
                                        Officer and Treasurer;
                                        Principal Financial Officer

Date: February 25, 1999                 /s/ Calvin L. Breed
                                        CALVIN L. BREED, Controller,
                                        Assistant Secretary and Assistant
                                        Treasurer;
                                        Principal Accounting Officer

                          INDEPENDENT AUDITORS' REPORT



Shareholders and Board of Directors
California Water Service Group:


Under date of January 22, 1999, we reported on the consolidated balance sheet of California Water Service Group as of December 31, 1998 and 1997, and the related consolidated statements of income, common shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1998, as contained in the 1998 annual report to shareholders. These financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 1998. In connection with our audits of the aforementioned financial statements, we also audited the related consolidated financial statement schedule as listed in the index appearing under Item 14(a)(2). This financial statement schedule is the responsibility of Group's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.




Mountain View, California               /s/ KPMG LLP
January 22, 1999

                                                                     Schedule II
                         CALIFORNIA WATER SERVICE GROUP
                        Valuation and Qualifying Accounts
                  Years Ended December 31, 1998, 1997 and 1996


                                                                                                 Additions
                                                                                          ------------------------
                                                                             Balance at    Charged to   Charged to
                                                                             beginning     costs and      other
                Description                                                  of period     expenses      accounts
-----------------------------------------------------------------------     -----------   -----------  -----------
1998 (A)Reserves deducted in the balance sheet from assets
  to which they apply:
               Allowance for doubtful accounts                              $   100,096   $   536,388   $    52,796(3)
               Allowance for obsolete materials and supplies                $   129,193        48,000
                                                                            ===========   ===========   ===========
     (B)Reserves classified as liabilities in the balance sheet:
               Miscellaneous reserves:
                 General Liability                                          $   900,425   $   600,000
                 Employees' group health plan                               $   721,120     3,000,000        15,509
                 Retirees' group health plan                                $ 1,443,373       751,664       458,336
                 Workers compensation                                       $   661,829       878,423
                 Deferred revenue - contributions in aid of construction    $ 1,584,342                     229,162
                 Disability insurance                                       $    23,811                     107,110
                                                                            -----------   -----------   -------------
                                                                            $ 5,334,900   $ 5,230,087   $   810,117
                                                                            ===========   ===========   ===========
                Contributions in aid of construction                        $44,270,083                 $ 2,524,406(4)
                                                                            ===========   ===========   ===========



1997 (A)Reserves deducted in the balance sheet from assets to which they apply:
                Allowance for doubtful accounts                             $    99,550   $   610,951   $    70,850(3)
                Allowance for obsolete materials and supplies                   101,077        48,000
                                                                            ===========   ===========   ===========
     (B)Reserves classified as liabilities in the balance sheet:
                Miscellaneous reserves:
                  General Liability                                         $   997,834   $   668,496
                  Employees' group health plan                                  467,986     3,140,000        14,539
                  Retirees' group health plan                                   911,998       581,000       531,375
                  Workers compensation                                          499,651       830,313
                  Deferred revenue - contributions in aid of construction     1,799,573                     126,547
                  Disability insurance                                           50,371                     103,167
                                                                            -----------   -----------   -----------
                                                                            $ 4,727,413   $ 5,219,809   $   775,628
                                                                            ===========   ===========   ===========
                 Contributions in aid of construction                       $43,066,585                 $ 2,447,231(4)
                                                                            ===========   ===========   ===========


1996 (A)Reserves deducted in the balance sheet from assets to which they apply:
                Allowance for doubtful accounts                             $    76,197   $   530,691   $    65,445(3)
                Allowance for obsolete materials and supplies               $    74,675        48,000
                                                                            ===========   ===========   ===========
     (B)Reserves classified as liabilities in the balance sheet:
                Miscellaneous reserves:
                  General Liability                                         $   826,965   $   740,000
                  Employees' group health plan                              $   400,004     2,880,000        14,348
                  Retirees' group health plan                               $   670,998       523,000       241,000
                  Workers compensation                                      $   260,170       835,430
                  Deferred revenue - contributions in aid of construction   $ 1,930,336                     276,525
                  Disability insurance                                      $    47,453                     199,097
                                                                            -----------   -----------   -----------
                                                                            $ 4,135,926   $ 4,978,430   $   730,970
                                                                            ===========   ===========   ===========
                 Contributions in aid of construction                       $40,113,707                 $ 4,062,087(4)
                                                                            ===========   ===========   ===========



                                                                                                Balance
                                                                                                at end
                Description                                                  Deductions        of period
                                                                            -------------    -----------
1998 (A)Reserves deducted in the balance sheet from assets
  to which they apply:
               Allowance for doubtful accounts                              $   489,025(1)   $   200,255
               Allowance for obsolete materials and supplies                     39,733(2)       137,460
                                                                            ===========      ===========
     (B)Reserves classified as liabilities in the balance sheet:
               Miscellaneous reserves:
                 General Liability                                          $   229,673(2)   $ 1,270,752
                 Employees' group health plan                                 3,093,246(2)       643,383
                 Retirees' group health plan                                    635,000(2)     2,018,373
                 Workers compensation                                           536,454(2)     1,003,798
                 Deferred revenue - contributions in aid of construction        336,988(6)     1,476,516
                 Disability insurance                                           104,702(2)        26,219
                                                                            -----------      -----------
                                                                            $ 4,936,063      $ 6,439,041
                                                                            ===========      ===========
                Contributions in aid of construction                        $ 1,694,085(5)   $45,100,404
                                                                            ===========      ===========


1997 (A)Reserves deducted in the balance sheet from assets to which they apply:
                Allowance for doubtful accounts                             $   681,255(1)   $   100,096
                Allowance for obsolete materials and supplies                    19,884(2)       129,193
                                                                            ===========      ===========
     (B)Reserves classified as liabilities in the balance sheet:
                Miscellaneous reserves:
                  General Liability                                         $   765,905(2)   $   900,425
                  Employees' group health plan                                2,901,405(2)       721,120
                  Retirees' group health plan                                   581,000(2)     1,443,373
                  Workers compensation                                          668,135(2)       661,829
                  Deferred revenue - contributions in aid of construction       341,778(6)     1,584,342
                  Disability insurance                                          129,727(2)        23,811
                                                                            -----------      -----------
                                                                            $ 5,387,950      $ 5,334,900
                                                                            ===========      ===========
                 Contributions in aid of construction                       $ 1,243,733(5)   $44,270,083
                                                                            ===========      ===========


1996 (A)Reserves deducted in the balance sheet from assets to which they apply:
                Allowance for doubtful accounts                             $   572,783(1)   $    99,550
                Allowance for obsolete materials and supplies                    21,598(2)       101,077
                                                                            ===========      ===========
     (B)Reserves classified as liabilities in the balance sheet:
                Miscellaneous reserves:
                  General Liability                                         $   569,131(2)   $   997,834
                  Employees' group health plan                                2,826,366(2)       467,986
                  Retirees' group health plan                                   523,000(2)       911,998
                  Workers compensation                                          595,949(2)       499,651
                  Deferred revenue - contributions in aid of construction       407,288(6)     1,799,573
                  Disability insurance                                          196,179(2)        50,371
                                                                            -----------      -----------
                                                                            $ 5,117,913      $ 4,727,413
                                                                            ===========      ===========
                 Contributions in aid of construction                       $ 1,109,209(5)   $43,066,585
                                                                            ===========      ===========

Notes:
  (1) Accounts written off during the year.
  (2) Expenditures and other charges made during the year.
  (3) Recovery of amounts previously charged to reserve.
  (4) Properties acquired at no cost, cash contributions and net transfer on non-refundable balances from advances to contributions.
  (5) Depreciation of utility plant acquired by contributions charged to a balance sheet account.
  (6) Amortized to revenue.

                            EXHIBIT INDEX

                                                                          Sequential
                                                                          Page Numbers
Exhibit Number                                                            in this Report

Unless filed with this Form 10-K, the documents listed are incorporated by reference.

3.  Articles of Incorporation and by-laws:

    3.1   Restated Articles of Incorporation of California                    29
          Water Service Group and By-laws of California Water
          Service Group (Filed as Exhibits B and C, respectively,
          of the 1997 California Water Service Company Proxy
          Statement/Prospectus) (Form S-4 filed March 6, 1997)

    3.2   Certificate of Determination of Preferences                         29
          for the Company's Series C Preferred Stock
          (Exhibit 3.2 to Form 10-K for fiscal year 1987,
          File No. 0-464)

    3.3   Certificate of Determination of Preferences for                     29
          Group's Series D Preferred Stock (Exhibit A
          to the Shareholder Rights Plan, an agreement between
          California Water Service
          Group and BankBoston, N.A.,
          rights agent, dated January 28, 1998 file as Exhibit
          1 to Form 8-A and Exhibit 1 to Form 8-K dated
          February 13, 1998)


    4.    Instruments Defining the Rights of Security                         29
          Holders of California Water Service Company,
          including Indentures:

          Mortgage of Chattels and Trust Indenture                            29
          dated April 1, 1928; Eighth Supplemental Indenture
          dated November 1, 1945, covering First Mortgage
          3.25% Bonds, Series C; twenty-first
          Supplemental Indenture dated October 1, 1972, covering First
          Mortgage 7.875% Bonds, Series P; twenty-fourth Supplemental
          Indenture dated November 1, 1973, covering First Mortgage 8.50%
          Bonds, Series S (Exhibits 2(b), 2(c), 2(d), Registration Statement
          No. 2-53678, of which certain exhibits are incorporated by reference to Registration Statement Nos. 2-2187, 2-5923, 2-5923, 2-9681,
          2-10517 and 2-11093.)

          Thirty-third Supplemental Indenture dated as                        29
          of May 1, 1988, covering First Mortgage
          9.48% Bonds, Series BB.  (Exhibit 4 to Form 10-Q
          dated September 30, 1988, File No. 0-464)

          Thirty-fourth Supplemental Indenture dated as                       29
          of November 1, 1990, covering First Mortgage
          9.86% Bonds, Series CC.  (Exhibit 4 to Form 10-K

            for fiscal year 1990, File No. 0-464)

            Thirty-fifth Supplemental Indenture dated as of                   30
            November 1, 1992, covering First Mortgage 8.63%
            Bonds, Series DD. (Exhibit 4 to Form 10-Q
            dated September 30, 1992, File No. 0-464)

            Thirty-sixth Supplemental Indenture dated as of                   30
            May 1, 1993, covering First Mortgage 7.90% Bonds
            Series EE (Exhibit 4 to Form 10-Q dated
            June 30, 1993, File No. 0-464)

            Thirty-seventh Supplemental Indenture dated as                    30
            of September 1, 1993, covering First Mortgage
            6.95% Bonds, Series FF (Exhibit 4 to Form 10-Q
            dated September 30, 1993, File No. 0-464)

            Thirty-eighth Supplemental Indenture dated as                     30
            of October 15, 1993, covering First Mortgage 6.98%
            Bonds, Series GG (Exhibit 4 to Form 10-K for fiscal
            year 1994, File No. 0-464)

            Note Agreement dated August 15, 1995, pertaining                  30
            to issuance of $20,000,000, 7.28% Series A
            Unsecured Senior Notes, due November 1, 2025
            (Exhibit 4 to Form 10-Q dated September 30, 1995
            File No. 0-464)


     10.    Material Contracts.

     10.1   Water Supply Contract between the Company                         30
            and the County of Butte relating to the Company's Oroville
            District; Water Supply Contract between the Company and the Kern
            County Water Agency relating to the Company's Bakersfield
            District; Water Supply Contract between the Company and Stockton
            East Water District relating to the Company's Stockton District.
            (Exhibits 5(g), 5(h), 5(i), 5(j), Registration Statement No.
            2-53678, which incorporates said exhibits by reference to Form
            1O-K for fiscal year 1974, File No. 0-464).

     10.2   Settlement Agreement and Master Water Sales                       30
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

     10.3   Water Supply Contract dated January 27,                           31
            1981, between the Company and the Santa
            Clara Valley Water District relating to
            the Company's Los Altos District
            (Exhibit 10.3 to Form 10-K for fiscal
            year 1992, File No. 0-464)

     10.4   Amendments No. 3, 6 and 7 and Amendment                           31
            dated June 17, 1980, to Water Supply
            Contract between the Company and the
            County of Butte relating to the Company's
            Oroville District. (Exhibit 10.5 to Form
            10-K for fiscal year 1992, File No. 0-464)

     10.5   Amendment dated May 31, 1977, to Water                            31
            Supply Contract between the Company and
            Stockton-East Water District relating to
            the Company's Stockton District.
            (Exhibit 10.6 to Form 10-K for fiscal
            year 1992, File No. 0-464)

     10.6   Second Amended Contract dated September 25,                       31
            1987 among the Stockton East Water District,
            the California Water Service Company, the
            City of Stockton, the Lincoln Village
            Maintenance District, and the Colonial Heights
            Maintenance District Providing for the Sale of
            Treated Water.  (Exhibit 10.7 to Form 10-K for
            fiscal year 1987, File No. 0-464).

     10.7   Water Supply Contract dated April 19, 1927,                       31
            and Supplemental Agreement dated June 5,
            1953, between the Company and Pacific Gas
            and Electric Company relating to the
            Company's Oroville District.  (Exhibit 10.9
            to Form 10-K for fiscal year 1992, File No.
            0-464)

     10.8   California Water Service Company Pension Plan                     31
            (Exhibit 10.10 to Form 10-K for fiscal year
            1992, File No. 0-464)

     10.9   California Water Service Company Supplemental                     31
            Executive Retirement Plan.  (Exhibit 10.11 to
            Form 10-K for fiscal year 1992, File No. 0-464)

     10.10 California Water Service Company Employees                         32
            Savings Plan.  (Exhibit 10.12 to Form 10-K for
            fiscal year 1992, File No. 0-464)

     10.11  Agreement between the City of Hawthorne and                       32
            California Water Service Company for the 15-
            year lease of the City's water system.
            (Exhibit 10.17 to Form 10-Q dated March 31, 1996)

     10.12  Water Supply Agreement dated September 25, 1996                   32
            between the City of Bakersfield and California
            Water Service Company. (Exhibit 10.18 to Form 10-Q
            dated September 30, 1996)

     10.13  Agreement of Merger dated March 6, 1997 by and among California   32
            Water Service Company, CWSG Merger Company and California
            Water Service Group. (Filed as Exhibit A of the 1997
            California Water Service Company Proxy Statement/Prospectus
            which was incorporated by reference in the Form 10-K for
            1997)

     10.14  Shareholder Rights Plan; an agreement between                     32
            California Water Service Group and BankBoston, N.A.,
            rights agent, dated January 28, 1998 (Exhibit 1
            to Form 8-A and Exhibit 1 to Form 8-K dated
            February 13, 1998)

     10.15  Dividend Reinvestment and Stock Purchase Plan dated               32
            February 17, 1998 (Filed on Form S-3 dated
            February 17, 1998)

     10.16  California Water Service Group Directors Deferred                 32
            Compensation Plan (Exhibit 10.17 to Form 10-K for
            fiscal year 1997)

     10.17  California Water Service Group Directors                          32
            Retirement Plan  (Exhibit 10.18 to Form 10-K
            for fiscal year 1997)

     10.18  $50,000,000 Business Loan Agreements between                      32
            California Water Service Group, California Water
            Service Company and CWS Utility Services and
            Bank of America dated March 16, 1998, expiring
            April 30, 1999 (Exhibit 10.20 to Form 10-K for
            the year 1997)

     10.19  Amendment to the bylaws regarding the timing for                  32
            submission of shareholder proposals for consideration
            at annual shareholder meetings and shareholder
            nomination of directors (Exhibit 10.18 to Form 10Q
            for the quarter ending September 30, 1998)

     10.20  Certificate of Determination filed with the state of              33
            California regarding Series D Participating Preferred Shares.
            These shares are relative to Shareholder Rights Plan and would be issued if the rights plan was triggered. This is a revised filing at the Secretary of State's request in a revised form (Exhibit
            10.19 to Form 10Q for the quarter ending September 30, 1998)

     10.21  Amendment to the Business Loan Agreement between                  33
            California Water Service Company and Bank of America
            (refer to Exhibit 10.18) whereby the bank has
            extended the period during which the Company is
            required to have repaid any advances under the
            Agreement for 30 consecutive days to April 30, 1999

     10.22  Amendment to the California Water Service Company                 33
            Supplemental Executive Retirement Plan (refer to
            Exhibit 10.18) to allow benefits to be received by
            Plan participants at age 60 without a reduction in
            the benefit level

     10.23  Amendment to the California Water Service Group                   33
            Deferred Director Compensation Plan (refer to
            Exhibit 10.16) regarding the timing for electing
            Plan benefits

     10.24  Executive Severance Plan (Exhibit 10.24 to Form 10K               33
            For fiscal year 1998)


     10.25  Water Supply Contract dated November 16, 1994, between the        33
            Company and Alameda County Flood Control and Water Conservation
            District relating to the Company's Livermore District Exhibit
            10.15 to Form 10-K for fiscal year 1994

     13.    Annual Report to Security Holders, Form 10-Q or
            Quarterly Report to Security Holders:

            1998 Annual Report. Certain sections of the 1998 Annual Report are incorporated by reference in this 10-K filing. This includes those sections referred to in Part II, Item 5, Market for Registrant's Common Equity and Related Shareholder Matters; Part
            II, Item 6, Selected Financial Data; Part II, Item 7,
            Management's Discussion and Analysis of Financial Condition and
            Results of Operations; and Part II, Item 8, Financial Statement and Supplementary Data.

     27.    Financial Data Schedule as of December 31, 1998                   33



33