Form 10-Q
period 1999-03-31
CALIFORNIA WATER SERVICE GROUP
filed 1999-05-11
CIK 1035201

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)
 ___
|_X_| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES
      EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common shares outstanding as of May 5, 1999 - 12,619,140.
This Form 10-Q contains a total of 15 pages.


PART I - FINANCIAL INFORMATION
CALIFORNIA WATER SERVICE GROUP
ITEM 1 - FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEET

                                            MAR 31, 1999         DEC 31, 1998
                                                      In Thousands

ASSETS
Utility plant                                   $688,251             $680,690
Less depreciation and amortization               206,536              202,385
Net utility plant                                481,715              478,305

Current assets:
Cash and cash equivalents                          1,213                  591
Receivables                                       12,064               13,510
Unbilled revenue                                   5,448                5,896
Materials and supplies                             2,059                2,107
Taxes and other prepaid expenses                   4,404                4,491
Total current assets                              25,188               26,595

Regulatory assets                                 39,899               39,538
Other deferred assets                              4,003                4,061
                                                $550,805             $548,499

CAPITALIZATION AND LIABILITIES
Capitalization
Common shareholders' equity:
Common stock                                     $44,941              $44,941
Retained earnings                                122,934              123,863
Total common shareholders' equity                167,875              168,804
Preferred stock                                    3,475                3,475
Long term debt                                   156,345              136,345
Total capitalization                             327,695              308,624
Current liabilities:
Short-term borrowings                              2,000               22,500
Accounts payable                                  16,313               15,881
Accrued expenses and other liabilities            19,957               17,147
Total current liabilities                         38,270               55,528
Unamortized investment tax credits                 2,924                2,924
Deferred income taxes                             27,606               27,925
Advances for construction                         96,322               95,701
Contributions in aid of construction              45,096               45,100
Regulatory liabilities                            12,892               12,697
                                                $550,805             $548,499

See accompanying notes on page 5                                            2

CALIFORNIA WATER SERVICE GROUP
CONSOLIDATED STATEMENT OF INCOME

FOR THE THREE MONTHS ENDED:                              March  31
                                                     1999           1998
                                                        In Thousands
Operating revenue                                 $39,125        $35,225
Operating expenses:
Operations                                         24,758         22,291
Maintenance                                         2,201          2,121
Depreciation and amortization                       4,004          3,640
Income Taxes                                        1,377            714
Property and other taxes                            1,989          1,973
Total operating expenses                           34,329         30,739
Net operating income                                4,796          4,486
Other income and expenses, net                        994            187
                                                    5,790          4,673
Interest and amortization on long term debt         2,889          2,872
Other interest                                        369            211
                                                    3,258          3,083
Net income                                          2,532          1,590
Preferred dividends                                    38             38
Net income available for common stock              $2,494         $1,552
Weighted average Common shares outstanding         12,619         12,619
Basic Earnings per share of common stock            $0.20          $0.12
Dividends per share of common stock               $0.2713        $0.2675

                                                                           3

CALIFORNIA WATER SERVICE GROUP
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED

                                                      In Thousands
                                                        MARCH 31
                                                   1999          1998
Operating activities:
Net Income                                       $2,532        $1,590
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization                     4,004         3,626
Regulatory assets and liabilities, net            (166)         (135)
Deferred income taxes and investment tax
credits, net                                        560           153
Change in operating assets and liabilities:
Receivables                                       1,445         2,975
Unbilled revenue                                    448           644
Materials and supplies                               48            39
Taxes and other prepaid expenses                     87           580
Accounts payable                                    433         (454)
Accrued expenses and other liabilities            1,930         1,057
Other changes, net                                  221           147
Net adjustments                                   9,010         8,632
Net cash provided by operating activities        11,542        10,222
Investing activities:
Utility plant expenditures                      (7,928)       (6,248)
Financing activities:
Net short-term borrowings                      (20,500)       (2,000)
Proceeds from issuance of Senior Notes           20,000             0
Advances for construction                           934         1,319
Contributions in aid of construction                334           167
Refunds of advances for construction              (299)         (861)
Dividends paid                                  (3,461)       (3,439)
Net cash used in financing activities           (2,992)       (4,814)
Change in cash and cash equivalents                 622         (840)
Cash and cash equivalents at beginning
of period                                           591         1,742
Cash and cash equivalents at end of period       $1,213          $902

See accompanying notes on page 5                                           4

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

4. Refer to 1998 Annual Report on Form 10-K for a summary of significant accounting policies and detailed information regarding the financial statements.

5. Group operates primarily in one business segment providing water utility services.

6. Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" and Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" were adopted during the first quarter. Neither pronouncement had a material impact on Group's financial position or operating results.

                                                                           5
PART I  FINANCIAL INFORMATION

Item 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS
This Form 10-Q filing of California Water Service Group ("Group") contains forward looking statements. Readers are directed to review the comments regarding forward looking statements contained in the Management's Discussion and Analysis of Financial Condition and Results of Operations section of the 1998 Annual Report to shareholders. The 1998 Annual Report to shareholders was incorporated by reference in Group's 1998 Form 10-K filing.

RESULTS OF FIRST QUARTER OPERATIONS
First quarter net income was $2,532,000, equivalent to $0.20 per common share. This represents an $0.08 or 67% increase from the $0.12 earned in last year's first quarter.
Operating revenue increased $3,900,000 to $39,125,000. A return to relatively normal weather during this year's first quarter resulted in an increase in customer water usage throughout the service territories. By comparison, weather during the first quarter last year was unfavorable and depressed sales and earnings. In addition, 3,800 new customers were added in the last twelve months. Average revenue per customer increased $9.33 or 10%. A breakdown of the increase in operating revenue is accounted for in the following table:

General rate increases                  $56,000
Step rate increases                     344,000
Total rate increases                    400,000
Increased consumption                 3,169,000
Usage by new customers                  331,000
Net revenue increase                 $3,900,000


Total operating expenses were $34,329,000 in 1999 versus $30,739,000 in 1998, a 12% increase.
Water production costs which include purchased water, purchased power and pump taxes and accounted for 36% of total operating expenses, increased 18%. Well production provided 46% of the supply with 53% purchased from wholesale suppliers and the remaining 1% obtained from the San Francisco Peninsula watershed. The components of water production costs and the changes from last year are shown in the following table:


                                     First Quarter
                             1999   Cost            Change
Purchased water              $10,041,000        $1,220,000
Purchased power                1,749,000           427,000
Pump taxes                       614,000           269,000
Total                        $12,404,000        $1,916,000

The purchased water increase was primarily attributable to the increase in water production and water credits recorded in 1998, but not available this year. Increases in wholesale water rates affecting the Southern California districts were offset by a wholesale rate decrease for the San Francisco Peninsula districts. San Francisco Water Department has notified its wholesale customers that a 37% rate increase will be effective for invoices rendered after July 1, 1999. The Company expects to pass the purchased water increase onto retail customers. Purchased power and pump taxes increased in response to additional pumping to meet customers' demand and due to a shift in sources of supply.
Other operations expense categories increased $550,000. The impact of a general wage increase, which was effective at the start of the year, additional hours worked and increases in related employee benefits increased expenses. Cost associated with the Dominguez merger also increased this category.
Depreciation and amortization expense increased $364,000 mainly due to increased depreciation expense authorized by the California Public Utilities Commission ("Commission") in rate case decisions and a greater depreciable plant investment. The additional expense is reflected in customer rates. Federal and state income taxes increased $663,000 because of greater taxable income.
Other income and expenses was $994,000. Other income included $600,000 in gains from the sale of real estate parcels as part of the ongoing real estate program. Netted against other income was $97,000 of other expenses, which included contributions and costs of maintaining nonregulated properties.

REGULATORY MATTERS
1998 rate case applications were filed with the Commission on July 31, 1998 for rate increases in four districts (Bear Gulch, East Los Angeles, Hermosa Redondo and Visalia) representing 25% of total regulated customers. The applications requested additional annual revenue of about $7,000,000 with a return on equity of 11.85%. A stipulated agreement was reached with the Commission staff and approval of the agreement by the Commission is expected in mid-May. The proposed decision authorizes a 9.55% return on equity providing $1,916,000 in additional revenue during the first twelve months following its effective date. In addition, the decision is expected to provide another $2,179,000 in revenue during its first twelve months for environmental compliance, specific capital budget expenditures and recovery of General Office expenses.
As proposed, the decision would generate total new revenue of $4,095,000 in the first twelve months.
On January 1, 1999, step rate increases became effective that are estimated to provide revenue of $1,815,000 .
An application to increase rates in the Hawthorne district which the Company has operated under a long-term lease since 1996 is also being processed. In accordance with the lease agreement, this application will be processed by the Hawthorne city council. A decision is expected in the third quarter of 1999. LIQUIDITY
Interest expense on long-term debt increased by $17,000. In March, Series B 6.77% $20 million unsecured senior notes due in 2028 were issued, increasing interest costs. The note proceeds were used to repay short-term bank borrowings. Short-term interest expense increased $158,000 due to additional borrowings under the bank line of credit. At March 31, 1999, $2 million was borrowed under the credit line at an effective interest rate of 6.33%. At March 31, 1998, $12.5 million was outstanding under the credit line. The bank credit line which expires on April 30, 1999, is in the process of being renewed.
The first quarter common dividend was paid on January 15, 1999 at $0.27125 per share. The $0.27125 represents a $0.00375 or 1.4% increase in the quarterly dividend rate from last year as approved by the Board of Directors at their January meeting.
Annualized, the 1999 dividend rate is $1.085 per common share compared to $1.07 in 1998. Based on the 12-month earnings per share at March 31, 1999, the dividend payout ratio is 71%. At their April 21, 1999 meeting, Directors declared the second quarter dividend payable May 15, 1999.
About 11% of the outstanding shares participate in the reinvestment program under Group's Dividend Reinvestment and Stock Purchase Plan ("Plan"). No new common shares were issued under the Plan during the quarter. Shares required for the dividend reinvestment and stock purchase options were purchased on the open market and distributed to Plan participants. Shares are also purchased on the open market to fulfill the requirements of the Company sponsored Employee Savings Plan (401K). Purchases are made on a biweekly basis.
Book value per common share was $13.30 at March 31, 1999, compared to $12.86 a year earlier.
During the quarter, utility plant expenditures totaled $7,928,000 for additions to and replacements of utility plant. Of that amount, $6,485,000 was funded through Group's construction budget with the remainder funded by developers' contributions in aid of construction and refundable advances for construction. The 1999 Group construction budget is $30,700,000.

WATER SUPPLY
Group believes that its various sources of water supply are sufficient to meet customer demand for the remainder of the year. Historically, about half of the water source is purchased from wholesale suppliers with the other half pumped from wells.
Storage in state reservoirs was 125% of historic average as of February 28, 1999, and groundwater levels remain adequate. An abundant mountain snowpack provides runoff to streams and reservoirs as it melts during the summer months. YEAR 2000
Readiness: Group's Year 2000 preparedness team has developed and is implementing a Year 2000 readiness plan. The Group retained an outside independent consultant who reviewed and evaluated the Year 2000 readiness plan.  The consultant's report was positive, but identified certain areas that require additional attention that is being given to
implement the consultant's recommendations.
Generally, computer operations are centralized at a single location. The information technology (IT) group has inventoried its various software programs and identified modifications required to make the programs Year
2000 ready.  Most computer applications are currently processed on a mainframe based system, however, as part of a technology upgrade, a local area network (LAN) computer system that includes Year
2000 ready servers and personal computers, was installed during 1998. A new Year 2000 compatible accounting, purchasing and human resources software program package is being installed on the LAN system. Certain accounting applications have already been migrated to the LAN system and others are in the process of being converted. During the first quarter, good progress was made on installing the new accounting, purchasing and human resources computer software. As scheduled, customer billing applications are predominately Y2K compatible and the remaining work for full readiness is scheduled for completion by mid-year.
Group has also identified non-computer equipment and operating systems that potentially contain embedded date sensitive chips. Steps have been taken to make the equipment and systems Year 2000 ready.
Suppliers and vendors with whom the Group has a material business relationship were contacted during 1998 to assess their Year 2000 preparedness. The vendors and suppliers were contacted again during the first quarter to determine that they will not encounter Year 2000 problems that might disrupt the
Group's business processes. Those contacted include water wholesalers, power supply companies, chemical vendors, fuel suppliers, banks and stock registrar. This process is being repeated in 1999 as operating units continue to work with suppliers and vendors to assure availability of necessary products and supplies. A survey of each of Group's district water operations has also been completed to assess specific needs within each district.
Costs: The estimated remediation cost for Year 2000 preparedness is about $300,000. Included in the estimate is the cost of the outside consultant and computer programming time. The costs of the new LAN system and software package were not included in the estimate since their implementation and installation date were not Year 2000 driven. No IT projects have been deferred as a result of the Year 2000 efforts.
Risks: In a worst case scenario, Group may be unable to deliver water to its some or all of its customers because wholesale suppliers cannot provide water to the Group or power supplies are not available to operate pumping equipment. Additionally, it may be impossible to produce customer bills or maintain accounting functions if power sources are not available or computer billing programs due not function due to Year 2000 failures.
Group is not able to estimate the potential financial impact of these
scenarios.	Because there is an increased threat of litigation due to
potential Year 2000 problems, Group is evaluating its insurance policies to determine if they provide coverage of Year 2000 issues.
Contingency Plans: Each district maintains an emergency response plan that is reviewed and updated on a regular basis. These plans are designed to provide for alternative operating plans and procedures in the event normal procedures are interrupted.
The emergency plans are the basis for developing Year 2000 service interruption plans.
Fixed site and portable auxiliary power generators are located throughout the service territories. These generators are designed to produce electric power for wells and pumps to supply water to customers in the event power suppliers experience an outages.
If a power supplier is unable to deliver electricity, the auxiliary generators would be used as a substitute source.
Emergency water connections are maintained between Group's water systems and those of adjacent purveyors. In the event of loss of a wholesale water supply or a power outage, the emergency connections could be operated to provide a water supply.
Each district has identified high profile water users, such as hospitals, and developed contingency plans for continued service in the event of a Year 2000 disruption.
During the first quarter, each department and operating district completed another detailed review of its plan to address Y2K issues. The plans include:
- Establishing a timeline to ascertain vendors' ability to provide crucial products and services, informing employees of Y2K efforts and responsibilities, scheduling maintenance so that water delivery facilities are on line at year-end, arranging for alternate water and power supplies
- Conducting "what if" exercises to develop responses to loss of water or power outages from normal sources
- Identifying plans to provide water service to critical vendors, such as hospitals
- Assuring that measures are in place to maintain water quality and testing
- Arranging for equipment needs and supplies should Y2K problems develop
- Scheduling employees to be on duty or available for duty

DOMINGUEZ MERGER
On March 22, 1999, Group and Dominguez Services Corporation agreed to an amendment of the November 13, 1998 merger agreement between the two companies. The amendment was in response to an unsolicited, competing proposal from American States Water Company. The Dominguez board determined that American States' proposal provided more favorable terms to its shareholders than the original agreement with Group. Subsequent to the announcement of the March
22 amendment, American States issued a press release stating that it would not submit any further proposals to acquire Dominguez.
The amendment changed the terms of the conversion ratio so that each share of Dominguez common stock will be converted into the right to receive between 1.25 and 1.49 shares of Cal Water common stock. The precise conversion ratio will depend upon the average price of Cal Water stock for a twenty-day period preceding the transaction's closing date. The conversion ratio is designed to give Dominguez shareholders the equivalent of $33.75 for each Dominguez share. Dominguez shareholders are scheduled to vote on the merger on May 12, 1999. The merger remains subject to various regulatory approvals and is anticipated to close in the fourth quarter of 1999, however, the Commission has given indications that their process will not be complete until the first quarter of 2000.


REINCORPORATION IN DELAWARE
As noted in Part II of this report, common and preferred shareholders approved the proxy proposal to reincorporate California Water Service Group as a Delaware corporation. Group will now proceed with its plans for reincorporation. California Water Service Company and CWS Utility Services will remain California corporations.

ACCOUNTING PRONOUNCEMENTS
There were no accounting pronouncements issued during the period that would have a significant impact on Group.

MARKET RISK
Group does not hold, trade in or issue derivative financial instruments and therefore is not exposed to the risks these instruments present.
Group's market risk to interest rate exposure is limited because the cost of long-term financing, including interest costs, are covered in consumer water rates as approved by the Commission. Group does not have foreign operations, therefore, it does not have a foreign currency exchange risk.
Group's sensitivity to commodity prices is most affected by changes in purchased water and purchased power costs. Through the Commission's balancing account procedures, increases in purchased water and purchased power costs can be passed onto consumers. Group manages other commodity price exposure primarily through the duration and terms of its vendor contracts.



PART II OTHER INFORMATION
Item 4. Submission of Matters to a Vote of Security Holders
(a) The annual meeting of shareholders of California Water Service Group was held April 21, 1999 at Group's executive office in San Jose, California.
The election of directors and ratification of KPMG LLP to serve as independent auditors for 1999 were approved at the meeting. To allow the receipt of additional common shareholder votes, the meeting was adjourned to April 27, 1999 relative to the proposal to reincorporate Group as a Delaware corporation. At the April 27th meeting, the proposal was approved.

(b)At the annual shareholders' meeting, a Board of Directors was elected for the ensuing year. The following directors were elected as nominated:

Robert W. Foy          Edward D. Harris, Jr., M.D.
Robert K. Jaedicke     Richard P. Magnuson
Linda R. Meier         Peter C. Nelson
C. H. Stump            George A. Vera
J. W. Weinhardt

(c) Three proposals were voted on at the meeting: (1) election of directors for the ensuing year, (2) reincorporation of Group in Delaware and (3) ratification of the Board's selection of KPMG LLP to serve as independent auditors for 1999.

(1) Tabulation of votes for the election of directors was:
                              For                     Against
Robert W. Foy              13,183,583                  82,645
Edward D. Harris, Jr.,M.D. 13,190,009                  76,218
Robert K. Jaedicke         13,169,881                  96,347
Richard P. Magnuson        13,195,728                  70,500
Linda R. Meier             13,188,224                  78,003
Peter C. Nelson            13,185,894                  80,333
C. H. Stump                13,180,777                  85,450
George A. Vera             13,189,972                  76,256
J. W. Weinhardt            13,140,704                 125,525

(2) Shareholders cast 8,034,062 votes in favor of reincorporating Group as a Delaware corporation and 1,226,907 votes against the proposal. There were 380,965 abstentions and 3,624,293 non votes. As required, a majority of both common and preferred shareholders voted in favor of the Delaware incorporation proposal.
(3)The Directors' selection of KPMG LLP to serve as independent auditors for 1999 was ratified by the shareholders. There were 13,062,929 votes in favor, 71,350 against, 128,748 abstentions and 3,200 non votes on this matter.

PART II OTHER INFORMATION

Item 6.Exhibits and Reports on Form 8-K

(a)Exhibits required to be filed by Item 601 of Regulation S-K.

10.26 Agreement and Plan of Reorganization dated November 13, 1998 and amended on March 22, 1999 among California Water Service Group, California Water Service Company and Dominguez Services Corporation (filed on Form S-4, registration number 333-71367, effective April 5, 1999)


(b)The following Form 8-K was filed during the quarter ended March 31, 1999:

March 29, 1999 to report an amendment to the November 13, 1998 merger agreement between California Water Service Group and Dominguez Services Corporation. The amendment incorporated a share exchange collar whereby Dominguez shareholders would receive between 1.25 and 1.49 shares of Group common stock for each share of Dominguez common stock. The exchange ratio is dependent upon an average market price of Group common stock at closing.



SIGNATURES
Pursuant to the requirement of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the authorized undersigned.

CALIFORNIA WATER SERVICE GROUP
Registrant

April 28, 1999

/s/ Gerald F. Feeney
Gerald F. Feeney
Vice President, Chief Financial Officer
and Treasurer