Form 10-Q
period 1999-06-30
CALIFORNIA WATER SERVICE GROUP
filed 1999-08-05
CIK 1035201

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)
 ___
|_X_| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES
      EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common shares outstanding as of August 5, 1999 - 12,619,140.
This Form 10-Q contains a total of 14 pages.

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

CALIFORNIA WATER SERVICE GROUP
CONSOLIDATED BALANCE SHEET

                                             JUNE 30, 1999       DEC 31, 1998
                                                       (In thousands)

ASSETS
Utility plant                                     $697,186           $680,690
Less depreciation and amortization                 210,175            202,385
Net utility plant                                  487,011            478,305
Current assets:
Cash and cash equivalents                            2,372                591
Receivables                                         16,078             13,510
Unbilled revenue                                     8,047              5,896
Materials and supplies                               2,073              2,107
Taxes and other prepaid expenses                     3,428              4,491
Total current assets                                31,998             26,595
Regulatory assets                                   40,033             39,538
Other deferred assets                                4,089              4,061
                                                  $563,131           $548,499
CAPITALIZATION AND LIABILITIES
Capitalization
Common shareholders' equity:
Common stock                                       $44,941            $44,941
Retained earnings                                  125,033            123,863
Total common shareholders' equity                  169,974            168,804
Preferred stock                                      3,475              3,475
Long-term debt, excluding current portion
of $2,240                                          156,345            136,345
Total capitalization                               329,794            308,624
Current liabilities:
Short-term borrowings                                8,000             22,500
Accounts payable                                    22,074             15,881
Accrued expenses and other liabilities              16,686             17,147
Total current liabilities                           46,760             55,528
Unamortized investment tax credits                   2,924              2,924
Deferred income taxes                               28,407             27,925
Advances for construction                           96,814             95,701
Contributions in aid of construction                45,540             45,100
Regulatory liabilities                              12,892             12,697
                                                  $563,131           $548,499


See accompanying notes on page 5                                            2

CALIFORNIA WATER SERVICE GROUP
CONSOLIDATED STATEMENT OF INCOME

In thousands, except per share data

FOR THE THREE MONTHS ENDED:                                June  30
                                                      1999               1998
Operating revenue                                  $51,235            $44,455
Operating expenses:
Operation                                           32,058             28,063
Maintenance                                          2,148              2,282
Depreciation and amortization                        3,834              3,641
Income taxes                                         3,337              2,072
Property and other taxes                             1,880              1,823
Total operating expenses                            43,257             37,881
Net operating income                                 7,978              6,574
Other income and expenses, net                         897                166
                                                     8,875              6,740
Interest and amortization on long term debt          3,166              2,836
Other interest                                         149                343
                                                     3,315              3,179
Net income                                           5,560              3,561
Preferred dividends                                     38                 38
Net income available for common stock              $5,522              $3,523
Weighted average common shares outstanding         12,619              12,619
Basic earnings per share of common stock            $0.44               $0.28
Dividends per share of common stock               $0.2713             $0.2675


FOR THE SIX MONTHS ENDED:

Operating revenue                                 $90,360             $79,680
Operating expenses:
Operation                                           56,816             50,354
Maintenance                                          4,349              4,403
Depreciation and amortization                        7,838              7,281
Income taxes                                         4,714              2,786
Property and other taxes                             3,869              3,796
Total operating expenses                            77,586             68,620
Net operating income                                12,774             11,060
Other income and expenses, net                       1,891                354
                                                    14,665             11,414
Interest and amortization on long term debt          6,019              5,672
Other interest                                         554                591
                                                     6,573              6,263
Net income                                           8,092              5,151
Preferred dividends                                     76                 76
Net income available for common stock              $8,016              $5,075
Weighted average common shares outstanding         12,619              12,619
Basic earnings per share of common stock            $0.64               $0.40
Dividends per share of common stock               $0.5425             $0.5350

See accompanying notes on page 5                                            3

CALIFORNIA WATER SERVICE GROUP
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30

                                                     In Thousands
                                               1999                1998
Operating activities:
Net Income                                   $8,092              $5,151
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization                 7,838               7,281
Regulatory assets and liabilities, net        (300)               (269)
Deferred income taxes and investment tax
credits, net                                    482                 384
Change in operating assets and liabilities:
Receivables                                 (2,568)                (58)
Unbilled revenue                            (2,151)             (1,553)
Materials and supplies                           34                (28)
Taxes and other prepaid expenses              1,063               1,165
Accounts payable                              6,193               3,014
Accrued expenses and other liabilities        (461)                 349
Other changes, net                             (87)                 386
Net adjustments                              10,043              10,671
Net cash provided by operating activities    18,135              15,822
Investing activities:
Utility plant expenditures                 (17,381)            (16,251)
Financing activities:
Net short-term borrowings                  (14,500)               5,000
Proceeds from issuance of senior notes       20,000                   0
Advances for construction                     3,163               2,371
Contributions in aid of construction          1,122                 510
Refunds of advances for construction        (1,836)             (1,839)
Dividends paid                              (6,922)             (6,828)
Net cash (used) and provided by financing
activities                                    1,027               (786)
Change in cash and cash equivalents           1,781             (1,215)
Cash and cash equivalents at beginning of
period                                          591               1,742
Cash and cash equivalents at end of period   $2,372                $527

See accompanying notes on page 5                                           4

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

Item 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS
This Form 10-Q filing of California Water Service Group
("Group") contains forward looking statements. The forward looking statements are intended to qualify for the "safe harbor" established by the Private Securities Litigation Reform Act of 1995. Forward looking statements generally contain words or phrases such as anticipates, assumes, believes, expects estimates, projects and based on management's judgement. Statements that describe goals, objectives,
plans or expectations are also forward looking.   Actual results may
vary materially from what is contained in a forward looking statement. Factors which may cause a different than expected or anticipated result include regulatory commission decisions, new legislation, litigation settlements, increases in supplier prices, the adequacy of water supplies, changes in environmental compliance requirements, acquisitions, changes in customer water use patterns and the impact of weather on operating results.

RESULTS OF SECOND QUARTER OPERATIONS
Second quarter net income was $5,560,000, equivalent to $0.44 per common share. This represents a $0.16 or 57% increase from the $0.28 earned in last year's second quarter. Operating revenue increased $6,780,000 to $51,235,000. Relatively normal weather during this year's second quarter resulted in an increase in customer water usage throughout the service territories. By comparison, weather during the second quarter last year was unfavorable and depressed sales and earnings. Average revenue per customer increased $16.56 or 14%. 3,500 new customers were added in the last twelve months. A breakdown of the increase in operating revenue is presented in the following table:

General rate increases              $86,000
Offset rate increases                70,000
Step rate increases                 461,000
Total rate increases                617,000
Increased consumption             5,729,000
Usage by new customers              434,000
Net revenue increase             $6,780,000

Total operating expenses were $43,257,000 in 1999 versus
$37,881,000 in 1998, a 14% increase.
Water production costs, which are the largest components of total operating expenses, include purchased water, purchased power and pump taxes. They accounted for 44% of total operating expenses and increased 18% compared to last year. Well production provided 55% of the supply with 44% purchased from wholesale suppliers and the remaining 1% obtained from the San Francisco Peninsula watershed. The components of water production costs and the changes from last year are shown in the table below:

                                           Second Quarter
                                               1999  Cost           Change
Purchased water                               $14,444,000       $2,025,000
Purchased power                                 3,183,000          542,000
Pump taxes                                      1,323,000          296,000
Total                                         $18,950,000       $2,863,000

The purchased water increase was primarily attributable to the increase in water production to supply customer usage and wholesale water suppliers' rates increases. The three San Francisco Peninsula districts which obtain most of their supply from the San Francisco Water Department experienced a 37% rate increase effective for water used in June 1999. Six other districts were impacted by wholesaler water rate
increases ranging from 2% to 4% since last year's second quarter.   The
Company expects to pass the purchased water increases on to retail customers. Purchased power and pump taxes increased in response to additional pumping to meet customers' water demand and due to a shift in sources of supply to more well water. The cost of well water is generally less expensive than purchased water as a source of supply. Other operations expense categories increased $1,132,000. The impact of a general wage increase, which was effective at the start of the year, additional hours worked and increases in related employee benefits increased expenses was the biggest factor in the increase. Depreciation and amortization expense increased $193,000 mainly due to increased depreciation expense authorized by the California Public Utilities Commission in rate case decisions and a greater depreciable plant investment. The additional expense is reflected in customer rates. Federal and state income taxes increased $1,265,000 because of greater taxable income.
Other income and expenses on a pretax basis was $897,000. Other income included $600,000 in gains from the sale of two real estate parcels as part of the ongoing real estate program. These are expected to be the last real estate transactions completed this year. Netted against other income was $77,000 of other expenses, which included the costs of maintaining nonregulated properties.

RESULTS FOR THE SIX MONTHS
Net income for the six months ending June 30, 1999 was $8,092,000, equivalent to $0.64 per common share. This represents a $0.24 or 60% increase from the $0.40 earned for the same period last year.
Operating revenue increased $10,680,000 to $90,360,000. The higher revenue was primarily due to favorable weather during the first half of 1999 compared to 1998. As a result of this year's more normal weather, customer water usage increased. Last year's damp, cool weather negatively impacted revenue and constrained earnings. Since January 1, 1999, 1,583 new customers have been added. Average consumption per metered customer increased 16% from last year and average revenue per customer increased $22.39 or 11%, both indications of this year's better weather. A breakdown of the increase in operating revenue is accounted for in the following table:


General rate increases                  $87,000
Step rate increases                     806,000
Offset rate increases                   125,000
Total rate increases                  1,018,000
Increased consumption                 8,896,000
Usage by new customers                  766,000
Net revenue increase                $10,680,000

Total operating expenses increased 13%.
Water production was 18% more than last year. Well production provided 52% of the supply with 47% purchased from wholesale suppliers and 1% produced through a local watershed. Because of the increase in production, water production costs which include purchased water, purchased power and pump taxes were up $4,777,000. The components of water production expense and the changes from last year are shown in the table below:

                           Year to Date
                    1999 Cost         Change
Purchased water   $24,485,000     $3,245,000
Purchased power     4,932,000        967,000
Pump taxes          1,937,000        565,000
Total             $31,354,000     $4,777,000

In addition to water production costs, other operation expense categories increased $1,685,000. The impact of the 3.0% general wage increase, which was effective at the start of the year, additional hours worked and increases in related employee benefits increased operating expenses. Legal fees increased due to expenses incurred for the Dominguez merger and reincorporation in Delaware. The CPUC reimbursement fee increased because of higher customer billings. Maintenance expense was slightly lower this year due to fewer main repairs.
Depreciation and amortization expense increased $557,000 due to increased depreciation expense authorized by the Commission in rate case decisions and a greater depreciable plant investment. The additional expense is reflected in customer rates.
Federal and state income taxes increased due to higher taxable income.
Other income and expense, reported on a pretax basis, included approximately $1,200,000 of gains from the sale of real estate. Other income also included $751,000 from nonregulated operations. Netted against other income was $174,000 of other expenses, which included contributions and costs of operating and maintaining nonregulated properties.

REGULATORY MATTERS
1998 rate case applications were filed with the California Public Utilities Commission on July 31, 1998 for rate increases in four districts (Bear Gulch, East Los Angeles, Hermosa Redondo and Visalia) representing 25% of total regulated customers. A stipulated agreement was reached with the Commission staff. The full Commission approved the settlement which became effective in mid-June. The decision is expected to generate $4,095,000 in total additional revenue during the first twelve months following its effective date. The decision authorizes a 9.55% return on equity providing $1,916,000 in additional revenue. In addition, the decision provides another $2,179,000 in revenue for environmental compliance, specific capital budget expenditures and recovery of General Office expenses. This additional revenue is not reflected in the 9.55% return on equity calculation.
An application to increase rates in the Hawthorne district which the Company has operated under a long-term lease since 1996 is on file with the City of Hawthorne city council. The Company is requesting a rate increase totaling between $700,000 to $750,000. A decision by the council is expected in the third quarter of 1999.
The Company's regulatory staff has completed a review of the 14 districts for which general rate applications could be filed this year. Based on current earnings levels, projected expense increases and expected capital expenditures, it was determined that no general rate increase applications will be filed this year.

LIQUIDITY
Interest expense on long-term debt increased by $329,000. The increase resulted from the March issuance of series B 6.77% $20 million unsecured senior notes due in 2028. The new note issue increased long-term interest costs.
Short-term interest expense decreased $195,000 due to repayment of a portion of the outstanding bank borrowings with the senior note proceeds. At June 30, 1999, $8 million was borrowed under the credit line at an effective interest rate of 6.4%. At June 30, 1998, $19.5 million was outstanding under the credit line. The bank credit line which expired on April 30, 1999 was renewed for an additional two year period.
The second quarter common dividend was paid on April 15, 1999 at $0.27125 per share. The $0.27125 represents a $0.00375 or 1.4% increase in the quarterly dividend rate from last year as approved by the Board of Directors at their January meeting. Annualized, the 1999 dividend rate is $1.085 per common share compared to $1.07 in 1998. Based on the 12-month earnings per share at June 30, 1999, the dividend payout ratio is 65%. At their July 21, 1999 meeting, Directors declared the third quarter dividend payable August 15, 1999.
About 11% of the outstanding shares participate in the reinvestment program under Group's Dividend Reinvestment and Stock Purchase Plan ("Plan"). No new common shares were issued under the Plan during the quarter. Shares required for the dividend reinvestment and stock purchase options were purchased on the open market and distributed to Plan participants. Shares are also purchased on the open market to fulfill the requirements of the Company sponsored Employee Savings Plan (401(k)). Purchases are made on a biweekly basis. Preferred dividends were paid in the second quarter on May 15, 1999. The third quarter dividend was declared by the Board, payable August 15, 1999.
Book value per common share was $13.47 at June 30, 1999 compared to $12.87 a year earlier.
During the quarter, utility plant expenditures totaled $9,453,000 for additions to and replacements of utility plant. Of that amount, $7,711,000 was funded through Group's construction budget with the remainder funded by developers' contributions in aid of construction and refundable advances for construction. The 1999 Group construction budget is $30,700,000.

WATER SUPPLY
Group believes that its various sources of water supply are sufficient to meet customer demand for the remainder of the year. Historically, roughly half of the water source is purchased from wholesale suppliers with the other half pumped from wells. A small portion is developed through local runoff on the San Francisco Peninsula.
Storage in state reservoirs was 122% of historic average as of May
18, 1999, and groundwater levels remain adequate. An abundant mountain snowpack provides runoff to streams and reservoirs as it melts during the summer months.

YEAR 2000 UPDATE
Readiness: Group's Year 2000 preparedness team has developed and is implementing a Year 2000 readiness plan. The Group retained an outside independent consultant who reviewed and evaluated the Year 2000 readiness plan. The consultant's report was positive, but identified certain areas that require additional attention. The consultant's recommendations have been addressed by the preparedness team.
Computer operations are centralized at a single location.
Computer applications are currently processed on a mainframe based system and a local area network (LAN) computer system.
Most billing applications are processed on the mainframe computer.
As scheduled, the information technology (IT) group has inventoried the various mainframe software programs and identified modifications required to make the programs Year 2000 ready. The necessary modifications have made and tested. The modified programs are currently used in daily production work.
A new Year 2000 compatible accounting, purchasing and human
resources software program package is being installed on the LAN system. Certain accounting applications including general ledger, accounts payable and payroll have already been migrated to the LAN system and
others are in the process of being converted.   Progress has made on
installing the new accounting, purchasing and human resources computer software.
Group has also identified non-computer equipment and operating systems that potentially contain embedded date sensitive chips. Steps have been taken to make the equipment and systems Year 2000 ready. Suppliers and vendors with whom the Group has a material business relationship were contacted during 1998 to assess their Year 2000 preparedness. The vendors and suppliers were contacted again during the first quarter of 1999 to determine that they will not encounter Year 2000 problems that might disrupt the Group's business processes. Those contacted include water wholesalers, power supply companies, chemical vendors, fuel suppliers, banks and stock registrar. This process is being repeated in 1999 as operating units continue to work with suppliers and vendors to assure availability of necessary products and supplies.
Group operates 21 separate water systems. Each system is unique as to its operating requirements. Each operating district has prepared a Year 2000 readiness and response plan. The plans continue to be reviewed and updated as additional testing is completed and new information received that might affect the Year 2000 transition.
Costs: The estimated remediation cost for Year 2000 preparedness is about $300,000 of which $200,000 has been spent to date. Included in the estimate is the cost of the outside consultants and computer programming time. The costs of the new LAN system and software package were not included in the estimate since their implementation and installation date were not Year 2000 driven. No IT projects have been deferred as a result of the Year 2000 efforts.
Risks: Group's water systems use some chip based equipment in their operations. However, Group believes that in the case of a technology failure in computer based operating equipment, the water systems can be operated on a manual basis.
In a worst case scenario, Group may be unable to deliver water to some or all of its customers because wholesale suppliers cannot provide water to the Group or power supplies are not available to operate pumping equipment. Additionally, it may be impossible to produce customer bills or maintain accounting functions if power sources are not available or computer billing programs due not function due to Year 2000 failures. Group is not able to estimate the potential financial impact of these scenarios.
Group has evaluated its insurance coverage and believes that its policies do provide coverage of Year 2000 issues.
Contingency Plans: Each district maintains an emergency response plan that is reviewed and updated on a regular basis. These plans are designed to provide for alternative operating plans and procedures in the event normal procedures are interrupted. The emergency plans are the basis for developing separate Year 2000 service interruption preparedness and response plans.
Fixed site and portable auxiliary power generators are located throughout the service territories. These generators are designed to produce electric power for wells and pumps to supply water to customers in the event power suppliers experience a outages. If a power supplier is unable to deliver electricity, the auxiliary generators would be used as a substitute source.
Emergency water connections are maintained between Group's water systems and those of adjacent purveyors. In the event of loss of a wholesale water supply or a power outage, the emergency connections could be operated to provide a water supply.
Each district has identified high profile water users, such as hospitals, and developed contingency plans for continued service in the event of a Year 2000 disruption.
Each department and operating district completed another detailed review of its plan to address Y2K issues. The plans continue to be discussed and reviewed through the remainder of this year. The plans include:
- Establishing a timeline to ascertain vendors' ability to provide crucial products and services, informing employees of Y2K efforts and responsibilities, scheduling maintenance so that water delivery facilities are on line at year-end, arranging for alternate water and power supplies
- Conducting "what if" exercises to develop responses to loss of water or power outages from normal sources and preparing for manual water system operations if necessary
- Identifying plans to provide water service to critical vendors, such as hospitals
- Assuring that measures are in place to maintain water quality and testing alternatives are available
- Arranging for equipment needs and supplies should Y2K problems develop
- Scheduling employees to be on duty or available for duty

DOMINGUEZ MERGER
Dominguez Services Corporation shareholders voted on May 12, 1999 to approve the merger of Dominguez with Group. The merger remains subject to regulatory approval. Approval from the California Public Utilities Commission is expected late in the fourth quarter this year or in the first quarter of 2000.
The merger agreement was signed on November 13, 1998 and amended
March 22, 1999. At the time of merger, each Dominguez share will be exchanged for between 1.25 and 1.49 shares of Group common stock. The precise conversion ratio will depend upon the average price of Group common stock for a twenty-day period preceding the transaction's closing date. The conversion ratio is designed to yield Dominguez shareholders a $33.75 value for each Dominguez share.

REINCORPORATION IN DELAWARE
Group expects to complete the reincorporation of California Water
Service Group as a Delaware corporation in the third quarter of this year. The reincorporation was approved by shareholders at their annual meeting in April 1999. The reincorporated company will be named
California Water Service Group, Inc.

ACCOUNTING PRONOUNCEMENTS
No accounting pronouncements were issued or effective during the period that would have a significant impact on Group.

MARKET RISK
Group does not hold, trade in or issue derivative financial instruments and therefore is not exposed to risks these instruments present.
Group's market risk to interest rate exposure is limited because the cost of long-term financing, including interest costs, are covered in consumer water rates as approved by the Commission. Group does not have foreign operations, therefore, it does not have a foreign currency exchange risk.
Group's sensitivity to commodity prices is most affected by changes in purchased water and purchased power costs. Through the Commission's balancing account procedures, increases in purchased water and purchased power costs can be passed on to consumers. Group manages other commodity price exposure through the duration and terms of its vendor contracts.

PART II OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to the shareholders which have not been previously reported. Results of shareholder voting at the April 15, 1999 annual meeting were reported in the first quarter 10Q.


PART II OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K

Exhibits required to be filed by Item 601 of Regulation S-K.

None




SIGNATURES
Pursuant to the requirement of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the authorized undersigned.


CALIFORNIA WATER SERVICE GROUP
Registrant

August 2, 1999

/s/ Gerald F. Feeney
    Gerald F. Feeney
    Vice President, Chief Financial Officer and Treasurer