Form 10-Q
period 1999-09-30
CALIFORNIA WATER SERVICE GROUP
filed 1999-11-12
CIK 1035201

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)
 ___
|_X_| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common shares outstanding as of November 3, 1999 - 12,883,763.
This Form 10-Q contains a total of 14 pages.

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

CALIFORNIA WATER SERVICE GROUP
CONSOLIDATED BALANCE SHEET

                                          SEPT 30, 1999         DEC 31, 1998
                                                       (In Thousands)

ASSETS
Utility plant                                  $707,241             $680,690
Less depreciation and amortization              213,952              202,385
Net utility plant                               493,289              478,305
Current assets:
Cash and cash equivalents                         3,300                  591
Receivables                                      18,203               13,510
Unbilled revenue                                  8,029                5,896
Materials and supplies                            2,097                2,107
Taxes and other prepaid expenses                  6,224                4,491
Total current assets                             37,853               26,595
Regulatory assets                                40,168               39,538
Other deferred assets                             4,063                4,061
                                               $575,373             $548,499

CAPITALIZATION AND LIABILITIES
Capitalization
Common shareholders' equity:
Common stock                                    $44,941              $44,941
Retained earnings                               129,439              123,863
Total common shareholders' equity               174,380              168,804
Preferred stock                                   3,475                3,475
Long term debt, less current maturities         156,345              136,345
Total capitalization                            334,200              308,624

Current liabilities:
Short-term borrowings                                 0               22,500
Accounts payable                                 24,422               15,881
Accrued expenses and other liabilities           28,160               17,147
Total current liabilities                        52,582               55,528
Unamortized investment tax credits                2,924                2,924
Deferred income taxes                            28,464               27,925
Advances for construction                        98,246               95,701
Contributions in aid of construction             46,065               45,100
Regulatory liabilities                           12,892               12,697
                                               $575,373             $548,499

See accompanying notes to consolidated financial statements.               2

CALIFORNIA WATER SERVICE GROUP
CONSOLIDATED STATEMENT OF INCOME

FOR THE THREE MONTHS ENDED:                                 Sept  30
(In thousands, except per share amounts)           1999                 1998

Operating revenue                               $62,957               $62,263
Operating expenses:
Operation                                        39,029                36,610
Maintenance                                       2,263                 2,253
Depreciation and amortization                     3,808                 3,641
Income taxes                                      4,925                 5,662
Property and other taxes                          2,114                 2,094
Total operating expenses                         52,139                50,260
Net operating income                             10,818                12,003
Other income and expenses, net                      281                   279
                                                 11,099                12,282
Interest and amortization on long term debt       3,163                 2,836
Other interest                                       69                   305
                                                  3,232                 3,141
Net income                                        7,867                 9,141
Preferred dividends                                  38                    38
Net income available for common stock            $7,829                $9,103
Weighted average common shares outstanding       12,619                12,619
Basic earnings per share of common stock          $0.62                 $0.72
Dividends per share of common stock             $0.2713               $0.2675

FOR THE NINE MONTHS ENDED:
(In thousands, except per share amounts)
Operating revenue                              $153,317              $141,943
Operating expenses:
Operation                                        95,845                86,964
Maintenance                                       6,611                 6,655
Depreciation and amortization                    11,646                10,922
Income taxes                                      9,640                 8,449
Property and other taxes                          5,983                 5,890
Total operating expenses                        129,725               118,880
Net operating income                             23,592                23,063
Other income and expenses, net                    2,172                   632
                                                 25,764                23,695
Interest and amortization on long term debt       9,182                 8,508
Other interest                                      623                   896
                                                  9,805                 9,404
Net income                                       15,959                14,291
Preferred dividends                                 114                   114
Net income available for common stock           $15,845               $14,177
Weighted average common shares outstanding       12,619                12,619
Basic earnings per share of common stock          $1.26                 $1.12
Dividends per share of common stock             $0.8138               $0.8025

See accompanying notes to consolidated financial statements.                3

CALIFORNIA WATER SERVICE GROUP
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPT 30
                                                             In Thousands
                                                       1999              1998
Operating activities:
Net Income                                          $15,959           $14,291
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization                        11,646            10,922
Regulatory assets and liabilities, net                 (435)            (404)
Deferred income taxes and investment tax credits,net    539               933
Change in operating assets and liabilities:
Receivables                                          (4,693)          (3,478)
Unbilled revenue                                     (2,133)          (3,150)
Materials and supplies                                   10              (43)
Taxes and other prepaid expenses                     (1,733)          (1,562)
Accounts payable                                      8,541            5,424
Accrued expenses and other liabilities               11,013           10,743
Other changes, net                                      128              473
Net adjustments                                      22,883           19,858
Net cash provided by operating activities            38,842           34,149
Investing activities:
Utility plant expenditures                          (28,058)         (23,210)
Financing activities:
Net short-term borrowings                           (22,500)          (1,500)
Proceeds from issuance of senior notes               20,000                0
Advances for construction                             5,783            2,628
Contributions in aid of construction                  2,005              948
Refunds of advances for construction                 (2,979)          (2,899)
Dividends paid                                      (10,384)         (10,242)
Net cash used in financing activities                (8,075)         (11,065)
Change in cash and cash equivalents                   2,709             (126)
Cash and cash equivalents at beginning of period        591            1,742
Cash and cash equivalents at end of period           $3,300           $1,616

See accompanying notes to consolidated financial statements.                4

Notes to Consolidated, Condensed Financial Statements

1.Due to the seasonal nature of the water business, the results for interim periods are not indicative of the results for a twelve month period.
2.The interim financial information is unaudited. In the opinion of management, the accompanying financial statements reflect all adjustments which are necessary to provide a fair statement of the results for the periods covered. The adjustments consist only of normal recurring adjustments.
3.Basic earnings per share are calculated on the weighted average number of common shares outstanding during the period and net income available for common stock as shown on the Consolidated Statement of Income. The Group has no dilutive securities, accordingly, dilutive earnings per share is not shown.
4.Refer to 1998 Annual Report on Form 10-K for a summary of significant accounting policies and detailed information regarding the financial statements.
5.Group operates primarily in one business segment providing water utility services.



                                                                           5

PART I FINANCIAL INFORMATION

Item 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS
This Form 10-Q filing of California Water Service Group ("Group") contains forward looking statements. The forward looking statements are intended to qualify for the "safe harbor" established by the Private Securities Litigation Reform Act of 1995. Forward looking statements generally contain words or phrases such as anticipates, assumes, believes, expects, estimates, projects and based on management's judgement. Statements that describe goals, objectives, plans or expectations are also forward looking. Actual results may vary materially from what is contained in a forward looking statement. Factors which may cause a different than expected or anticipated result include regulatory commission decisions, new legislation, litigation settlements, increases in supplier prices, the adequacy of water supplies, changes in environmental compliance requirements, acquisitions, changes in customer water use patterns and the impact of weather on operating results.

RESULTS OF THIRD QUARTER OPERATIONS

Third quarter net income was $7,867,000, equivalent to $0.62 per common share. This represents a $0.10 or 14% decrease from the $0.72 earned in last year's third quarter. Operating revenue increased $694,000 to $62,957,000. Weather during the quarter was somewhat milder than last year, contributing to a decline in customer usage. The decline in revenue from usage was offset by new revenue from rate increases. Average revenue per customer increased $0.25, less than 1%. 3,900 new customers were added in the twelve months ended September 30, 1999. Components of the operating revenue increase are presented in the following table:

General rate increases         $560,000
Offset rate increases            48,000
Step rate increases             590,000
Total rate increases          1,198,000
Decreased consumption        (1,034,000)
Usage by new customers          530,000
Net revenue increase           $694,000

Total operating expenses were $52,139,000 in 1999 versus $50,260,000 in 1998, a 4% increase.
Water production costs, which are the largest components of total operating expenses, include purchased water, purchased power for pump operations and pump taxes. Together, these costs accounted for 49% of total operating expenses and increased 7% compared to last year. Well production provided 55% of the supply with 45% purchased from wholesale. The components of water production costs and the changes from last year are shown in the table below:


                                            Third Quarter
                                                1999 Cost          Change
Purchased water                               $18,858,000      $1,094,000
Purchased power                                 5,192,000         398,000
Pump taxes                                      1,863,000         117,000
Total                                         $25,913,000      $1,609,000

The purchased water increase was primarily attributable to wholesale water suppliers' rate increases. Rates in the three San Francisco Peninsula districts which obtain most of their supply from the San Francisco Water Department increased 37%. Four other districts were impacted by wholesale water rate increases ranging from 2% to 6% since last year's third quarter. The Company expects to recover the purchased water cost increases in future customer billings. Purchased power and pump taxes increased in response to pumping requirements to meet customers' water demands and shifts in the source of supply within districts. Some districts incur pump taxes while others do not.
Other operations expense categories increased $810,000. The impact of a general wage increase which was effective at the start of the year, additional hours worked and increases in related employee benefits were the biggest factors in the increase.
Depreciation and amortization expense increased $167,000 mainly due to increased depreciation expense authorized by the California Public Utilities Commission ("CPUC") in rate case decisions and a greater depreciable plant investment. The additional expense is reflected in customer rates. Federal and state income taxes decreased $737,000 because of lower taxable income. Other income and expenses on a pretax basis were $281,000, virtually unchanged from last year. Other income was $334,000 and miscellaneous expenses were $53,000. There were no real estate transactions completed during the quarter and no additional transactions are anticipated for the remainder of this year.
Interest expense on long-term debt rose $327,000 because of the issuance in March of the $20 million, Series B 6.77% senior notes. During the quarter, short-term bank borrowings were repaid; at the end of the quarter, there was nothing outstanding under the bank line of credit. As a result, short-term interest expense declined $236,000.

RESULTS FOR THE NINE MONTHS

Net income for the nine months ending September 30, 1999 was $15,959,000, equivalent to $1.26 per common share. This represents a $0.14 or 12% increase from the $1.12 earned last year.
Operating revenue increased $11,374,000 to $153,317,000. The higher revenue was primarily due to favorable weather during the first half of 1999 compared to 1998. As a result of this year's more normal weather, customer water usage increased. Last year's spring weather was damp and cool. It negatively impacted revenue and constrained earnings through June. Since January 1999, 3,100 new customers have been added. Average consumption per metered customer increased 8% from last year and average revenue per customer increased $26.19 or 7%, both indications of this year's more favorable weather. A breakdown of the increase in operating revenue is accounted for in the following table:

General rate increases                  $646,000
Step rate increases                    1,397,000
Offset rate increases                    173,000
Total rate increases                   2,216,000
Increased consumption                  7,862,000
Usage by new customers                 1,296,000
Net revenue increase                 $11,374,000

Total operating expenses increased 9%.
Water production was 13% more than last year and accounted for 44% of the total operating expenses. Well production provided 53% of the supply with 46% purchased from wholesale suppliers and 1% produced through the San Francisco Peninsula watershed. Because of the increase in production and wholesale water price increases, water production costs were up $6,386,000. The components of water production expense and the changes from last year are shown in the table below:

                                          Year to Date
                                     1999 Cost        Change
Purchased water                    $43,343,000    $4,339,000
Purchased power                     10,124,000     1,365,000
Pump taxes                           3,800,000       682,000
Total                              $57,267,000    $6,386,000

In addition to water production costs, other operation expense categories increased $2,495,000. The impact of the 3.0% general wage increase, which was effective at the start of the year, additional hours worked and increases in related employee benefits increased operating expenses. Legal fees increased due to expenses incurred for the Dominguez merger and reincorporation in Delaware. The CPUC reimbursement fee increased because of higher customer billings. Maintenance expense was slightly lower this year due to fewer main repairs. Depreciation and amortization expense increased $724,000 due to increased depreciation expense authorized by the Commission in rate case decisions and a greater depreciable plant investment. The additional expense is reflected in customer rates. Federal and state income taxes increased due to higher taxable income. Other income and expense of $2,172,000, reported on a pretax basis, included approximately $1,309,000 of gains from the sales of real estate that were completed in the first half of the year. Other income also included $1,090,000 from nonregulated operations. Netted against other income was $227,000 of other expenses, which included contributions and costs of operating and maintaining nonregulated properties.

REGULATORY MATTERS

An application to increase rates in the Hawthorne district which the Company has operated under a long-term lease since 1996 is being processed by the City of Hawthorne city council. The Company is requesting a rate increase totaling between $700,000 to $750,000. A decision by the council is expected before the end of 1999.
The Company's regulatory staff has completed a review of the 14 districts for which general rate applications could be filed this year. Based on current earnings levels, projected expense increases and expected capital expenditures, it was determined that no general rate increase applications would be filed this year with the CPUC for regulated operations.

LIQUIDITY

Under the $50 million bank line of credit, nothing was outstanding at September 30, 1999. $22,500,000 was outstanding at September 30, 1998. The issuance of the $20 million Series B senior notes in March and strong cash flow allowed Group to repay the bank borrowings by the end of August. Short-term bank borrowings will be necessary beginning in November to meet
anticipated cash requirements.	The third quarter common dividend was paid on
August 15, 1999 at $0.27125 per share.  The $0.27125 represents a $0.00375 or 1.4% increase in the quarterly dividend rate from last year as approved by the Board of Directors at their January meeting. Annualized, the 1999 dividend rate is $1.085 per common share compared to $1.07 in 1998. Based on the 12-month earnings per share at September 30, 1999, the dividend payout ratio is 69%. At their October 29, 1999 meeting, Directors declared the fourth quarter dividend payable November 15, 1999 to shareholders of record on November 1. This is the 220th consecutive quarterly dividend paid by Group.
About 11% of the outstanding shares participate in the reinvestment program under Group's Dividend Reinvestment and Stock Purchase Plan ("Plan"). No new common shares were issued under the Plan during the quarter. Shares required for the dividend reinvestment and stock purchase option of the Plan were purchased on the open market. Shares are also purchased on the open market to fulfill the requirements of the Company sponsored Employee Savings Plan (401(k)). Purchases for this plan are made on a biweekly basis.
Preferred dividends were paid for the third quarter on August 15, 1999. The fourth quarter dividend was declared by the Board, payable November 15, 1999. Book value per common share was $13.82 at September 30, 1999 compared to $13.32 a year earlier.
During the quarter, utility plant expenditures totaled $10,677,000 for additions to and replacements of utility plant. Of that amount, $7,603,000 was funded through Group's construction budget with the remainder funded by developers' contributions in aid of construction and refundable advances for construction. On a year-to-date basis, utility plant expenditures were $28,058,000 of which $21,797,000 was funded by the Company. The 1999 Group construction budget is $30,700,000.

WATER SUPPLY

Group believes that its various sources of water supply are sufficient to meet customer demand for the remainder of the year. Historically, roughly half of the water source is purchased from wholesale suppliers with the other half pumped from wells. A small portion is developed through local runoff on the San Francisco Peninsula. Storage in state reservoirs was 122% of historic average as of May 1999, and groundwater levels remain adequate.
A sufficient mountain snowpack provides runoff to streams and reservoirs as it melts during the summer months.

DOMINGUEZ MERGER

As previously reported, Group and Dominguez Services Corporation have entered into a merger agreement. Under terms of the agreement, Dominguez shareholders will receive Group common stock yielding an equivalent value of $33.75 per Dominguez share. The precise conversion ratio will depend upon the average price of Group stock for a twenty-day trading period preceding the merger's closing date. To achieve the $33.75 exchange value, the exchange ratio can vary between 1.25 and 1.49 shares of Group stock for each Dominguez share.
The merger remains subject to regulatory approval by the CPUC and the Federal Trade Commission. Despite a negative CPUC staff report, the Company remains confident that the CPUC will approve the merger. Hearings before the CPUC are scheduled for mid-November and a decision is expected in the first quarter of 2000. The required Hart-Scott-Rodino premerger notification was filed with the FTC in October. It is expected to be approved during November.

WASHINGTON ACQUISTIONS

In September, Cal Water announced the acquisition of two private water companies in the state of Washington for $8.5 million in equity and $3.0 million in assumed debt. Both acquisitions will be accounted for as poolings of interests and are expected to be finalized before year-end. The Washington Utilities and Transportation Commission, which regulates water utilities in the state, has approved both transactions. The two companies serve about 14,000 customers and have combined revenue of $3.4 million. The two companies will be merged into a new subsidiary, Washington Water Service Company, that was formed to serve the new customers and support future growth in Washington State. Washington Water is the largest investor-owned water utility in that state.

OTHER NEW BUSINESS

New billing contracts were agreed to with the cities of Vista and El Segundo. The two contracts are expected to add about $190,000 annually to other income. The purchase of the Olcese Water District assets near Bakersfield was completed in October and an agreement was reached to purchase the Country Meadows Mutual Water Company's assets near Salinas. About 500 new accounts will be added by these purchases.

REINCORPORATION IN DELAWARE

Group expected to complete the reincorporation of California Water Service Group as a Delaware corporation in the third quarter of this year, however, the reincorporation is now expected to be completed in the fourth quarter. The reincorporation was approved by shareholders at their annual meeting in April 1999.

YEAR 2000 UPDATE

Readiness: Group's Year 2000 preparedness team has developed and is implementing a Year 2000 readiness plan. The Group retained an outside independent consultant who reviewed and evaluated the Year 2000 readiness plan. The consultant's report was positive, but identified certain areas that required additional attention. The consultant's recommendations have been addressed by the preparedness team. Computer operations are centralized at a single location. Computer applications are currently processed on a mainframe based system and a local area network (LAN) computer system.

Most billing applications are processed on the mainframe computer. As scheduled, the information technology (IT) group has inventoried the various mainframe software programs and identified modifications required to make the programs Year 2000 ready. The necessary modifications have been made and tested. The modified programs are currently used in daily production work.

A new Year 2000 compatible accounting, purchasing and human resources software program package is being installed on the LAN system. Certain accounting applications including general ledger, accounts payable and payroll have already been migrated to the LAN system and others will be converted prior to year-end.

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

Group's water systems operate independent of each other. Each system is unique as to its operating requirements. Each operating district has prepared a Year 2000 readiness and response plan. The plans continue to be reviewed and updated as additional testing is completed and new information received that might affect the Year 2000 transition.

Costs: The estimated remediation cost for Year 2000 preparedness is about $500,000 of which $450,000 has been spent to date. Included in the estimate is the cost of the outside consultants and computer programming time plus the cost to rent portable electric generators for the year-end period. Additionally, four more portable booster pumps were purchased at a cost of $320,000. These units would be used to pump water to higher elevations in the case of a power outage. The costs of the new LAN system and software package were not included in the estimate since their implementation and installation date were not Year 2000 driven. No IT projects have been deferred as a result of the Year 2000 efforts.

Risks: Group's water systems use some chip based equipment in their operations. However, Group believes that in the case of a technology failure in computer based operating equipment, the water systems can be operated on a manual basis.

In a worst case scenario, Group may be unable to deliver water to some or all of its customers because wholesale suppliers cannot provide water to the Group or power supplies are not available to operate pumping equipment. Additionally, it may be impossible to produce customer bills or maintain accounting functions if power sources are not available or computer billing programs do not function due to Year 2000 failures. Group is not able to estimate the potential financial impact of these scenarios.

Group has evaluated its insurance coverage and believes that its policies do provide coverage of Year 2000 issues.

Contingency Plans: Each district maintains an emergency response plan that is reviewed and updated on a regular basis. These plans are designed to provide for alternative operating plans and procedures in the event normal operations are interrupted. The emergency plans are the basis for developing separate Year 2000 service interruption preparedness and response plans.

Fixed site and portable auxiliary power generators are located throughout the service territories. These generators are designed to produce electric power for wells and pumps to supply water to customers in the event power suppliers experience outages. If a power supplier is unable to deliver electricity, the auxiliary generators would be used as a substitute source.

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

Each department and operating district completed another detailed review of its plan to address Y2K issues. The plans continue to be discussed and reviewed through the remainder of this year. The plans include:

-Establishing a timeline to ascertain vendors' ability to provide crucial products and services, informing employees of Y2K efforts and responsibilities, scheduling maintenance so that water delivery facilities are on line at year-end, arranging for alternate water and power supplies -Conducting "what if" exercises to develop responses to loss of water or power outages from normal sources and preparing for manual water system operations if necessary
-Identifying plans to provide water service to critical vendors, such as hospitals
-Assuring that measures are in place to maintain water quality and testing alternatives are available
-Arranging for equipment needs and supplies should Y2K problems develop -Scheduling employees to be on duty or available for duty

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

November 3, 1999

/s/ Gerald F. Feeney
Gerald F. Feeney
Vice President, Chief Financial Officer and Treasurer