Form 10-K
period 1999-12-31
CALIFORNIA WATER SERVICE GROUP
filed 2000-03-24
CIK 1035201

Total Number of Pages - 160
                   UNITED STATES SECURITIES AND EXCHANGE
                          Washington, D.C. 20549

                                 FORM 10-K

    [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the fiscal year ended December 31, 1999

                                    OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934
    For the transition period from ________to________
    Commission file No.  1-13883

                      CALIFORNIA WATER SERVICE GROUP
          (Exact name of registrant as specified in its charter)

              Delaware                                 77-0448994
              --------                                 ----------
    (State or other jurisdiction            (IRS Employer Identification No.)
            of Incorporation)

    1720 North First Street  San Jose, California     95112
    ---------------------------------------------     -----
    (Address of Principal Executive Offices)        (Zip Code)

                            (408) 367 8200
                            --------------
    (Registrant's telephone number, including area code)

    Securities registered pursuant to Section 12(b) of the Act:
    Title of Each Class:            Name of Each Exchange on Which Registered:
    Common Stock, $0.01 Par Value   New York Stock Exchange

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

    The aggregate market value of the voting stock held by non-affiliates of the Registrant - $375,133,000 on February 18, 2000.

    Common stock outstanding at February 18, 2000 -12,935,612 shares.

                                  EXHIBIT INDEX

The exhibit index to this Form 10-K is on page 27

                       DOCUMENTS INCORPORATED BY REFERENCE

Designated portions of Registrant's Annual Report to Stockholders for the calendar year ended December 31, 1999 (1999 Annual Report) are incorporated by reference in Part I (Item 1), Part II (Items 5, 6, 7 and 8) and in Part IV (Item 14(a)(1)).

Designated portions of the Registrant's Proxy Statement of California Water Service Group ("Proxy Statement"), dated March 17, 2000, relating to the 2000 annual meeting of stockholders are incorporated by reference in Part III (Items 10, 11 and 12) as of the date the Proxy Statement was filed with the Securities and Exchange Commission (SEC). The Proxy Statement was filed with the SEC via EDGAR on March 14, 2000.

                                   TABLE OF CONTENTS



Page

PART I

     Item  1.    Business....................................................  5
                 Forward Looking Statements..................................  5
           a.    General Development of Business.............................  5
                 Rates and Regulation........................................  6
           b.    Financial Information about
                     Industry Segments.......................................  7
           c.    Narrative Description of Business...........................  7
                 Geographical Service Areas and
                     Number of Customers at Year-end.........................  9
                 Water Supply................................................ 10
                 Nonregulated Operations..................................... 13
                  Utility Plant Construction Program
                     and Acquisitions........................................ 14
                 Quality of Water Supplies................................... 14
                 Competition and Condemnation................................ 15
                 Environmental Matters....................................... 15
                 Human Resources............................................. 16
           d.    Financial Information about Foreign and
                     Domestic Operations and Export Sales.................... 16

     Item  2.    Properties.................................................. 16

     Item  3.    Legal Proceedings........................................... 17

     Item  4.    Submission of Matters to a Vote of
                     Security Holders........................................ 17

     Executive Officers of the Registrant.................................... 18

PART II

     Item  5.    Market for Registrant's Common Equity
                     and Related Stockholder Matters......................... 20

     Item  6.    Selected Financial Data..................................... 20

     Item  7.    Management's Discussion and Analysis of
                     Financial Condition and Results of
                     Operations.............................................. 20

     Item  8.    Financial Statements and Supplementary Data................. 20

     Item  9.    Changes in and Disagreements with
                     Accountants on Accounting and

                     Financial Disclosure.................................... 20

PART III

     Item 10.    Directors and Executive Officers
                     of the Registrant....................................... 20

     Item 11.    Executive Compensation...................................... 20

     Item 12.    Security Ownership of Certain
                     Beneficial Owners and Management........................ 21

     Item 13.    Certain Relationships and Related
                     Transactions............................................ 21


PART IV

     Item 14.    Exhibits, Financial Statement Schedules, and
                     Reports on Form 8-K..................................... 22

Signatures................................................................... 23

Independent Auditors' Report................................................. 25

Schedules.................................................................... 26

Exhibit Index................................................................ 27

                                     PART I

Item 1   Business.

              Forward Looking Statements

              This report, including the sections incorporated by reference, contains forward-looking statements within the meaning of the Federal securities laws. Such statements are based on currently available information, expectations, estimates, assumptions and projections, and management's judgment about California Water Service Group (Company), the utility industry and general economic conditions. Such words as expects, intends, plans, believes, estimates, anticipates or variations of such words or similar expressions are intended to identify forward-looking statements. The forward-looking statements are not guarantees of future performance. Actual results may vary materially from what is contained in a forward-looking statement. Factors which may cause a result different than expected or anticipated include state regulatory commissions' decisions, new legislation, increases in suppliers' prices, particularly purchased water and purchased power prices, changes in environmental compliance requirements, acquisitions, changes in customer water use patterns, natural disasters such as earthquakes, and the impact of weather on operating results. The Company assumes no obligation to provide public updates of forward-looking statements.

     a.  General Development of Business

              California Water Service Company (Cal Water) was formed in 1926. On December 31, 1997, California Water Service Group was formed as the parent company of Cal Water and a second subsidiary, CWS Utility Services (Utility Services). In 1999, the Company acquired Harbor Water Company and South Sound Utility. These two companies were merged to form a third Company subsidiary, Washington Water Service Company (Washington Water).

              Cal Water continues to operate as a regulated utility subject to the jurisdiction of the California Public Utilities Commission
              (CPUC). Washington Water is a regulated utility, subject to the jurisdiction of the Washington Utilities and Transportation Commission (WUTC). It also provides nonregulated water service under various operation and maintenance agreements. Jointly the CPUC and WUTC are referred to as the Commissions.

              Utility  Services  provides   nonregulated  water  operations  and
              related utility services. Existing nonregulated contracts currently performed by the Company are transferred to Utility Services as the contracts are renewed or at such time as agreed upon between the contracting parties. New nonregulated contracts within California are executed by Utility Services.

              In conjunction with formation of the holding company structure on December 31, 1997, each share of Cal Water common stock was exchanged on a two-for-one basis for the Company's common stock. Per share data was restated where necessary to reflect the effective two-for-one stock split. Each share of Cal Water preferred stock was converted into one share of the Company's preferred stock. To maintain relative voting strength, the number of votes to which each preferred share is entitled was doubled from eight to sixteen.

              The Company's mailing address and principal executive offices are located at 1720 North First Street, San Jose, California; telephone number: 408-367-8200. The Company maintains a web site that can be accessed via the Internet at http://www.calwater.com.

              During the year ended December 31, 1999, there were no significant changes in the kind of products produced or services rendered by the Company or its operating subsidiaries, or in its markets or methods of distribution.

              Cal Water is the largest investor-owned water company in California and the fourth largest in the United States. It is a public water utility providing water service to approximately 387,600 residential, commercial and industrial customers in 58 California cities and communities through 21 separate water systems or districts. In the 20 regulated systems, which serve 381,500 customers, rates and operations are subject to the jurisdiction of the CPUC. An additional 6,100 customers receive service through a long-term lease of the City of Hawthorne water system, which is not subject to CPUC regulation. Nonregulated operations are described in section Item 1.c., "Narrative Description of Business - Nonregulated Operations."

              Washington Water is the largest investor owned water utility in the state. It was formed in December 1999 and is incorporated under the laws of the state of Washington. Its two operating districts provide water service to 12,000 customers subject to the regulation of the WUTC. An additional 2,800 customers are served under operating agreements with private system owners that are not subject to WUTC regulation.

              Rates and Regulation

              Water utility rates and service for the regulated business are subject to jurisdiction of the state regulatory Commissions. The Commissions' decisions and the timing of those decisions can have a significant impact on operations and earnings.

              Since the Company's 23 operating districts are not physically integrated, rates are set independent for each district. General office expenses and plant investments are considered separately and allocated ratably to the operating districts. The cost of debt and equity capital for ratemaking purposes is determined on a company-wide basis.

              General  rate  applications  in  California   consider  all  of  a
              district's operating costs and capital requirements for a succeeding three-year period. The Commission's decision in these applications typically authorize an immediate rate increase and step rate increases for the following two years. Step rate increases are intended to maintain the authorized return on equity
              (ROE) in succeeding years. Subsequent general rate applications can be filed in the third year after a district receives a general rate case decision. Annually districts that are eligible for general rate case filings are reviewed by the Company and where appropriate applications are submitted. Applications are filed in July with a decision expected about 10 months later. Offset rate adjustments are allowed to recover the costs of purchased water, purchased power and pump taxes.

              In  Washington,   general  rate   applications  are  submitted  as
              necessary. Decisions are generally issued about four months after filing.

              Key factors considered in determining the need to file a rate application include:
              o        current earnings of the district
              o        expected future rates of return
              o        cost of debt and equity capital
              o        capital structure
              o        future operating expectations
              o        additional capital expenditures

              With districts on varying rate case cycles, general rate case applications are normally filed annually for a portion of the districts. The number of customers affected by each filing varies from year to year. For example, the 1996 filings included 11 percent of regulated customers, the 1997 filings included 7 percent and the 1998 filings included 25 percent. There were no general rate applications filed in 1999.

              2000 Rate Application Filings

                    During 2000,  16  districts,  including  the two  Washington state districts, are eligible for general rate application filings. These districts represent over 70% of all regulated customers. The Company will review each district and determine the need and appropriateness of a general rate application filing. Applications for the California districts will be filed in July in accordance with the CPUC's rate processing schedule. Decisions in these applications are anticipated late in the second quarter of 2001. Additionally, the Company expects to file general rate applications for the two Washington districts during 2000. The most recent general rate application filing with the WUTC was in 1998.

              1999 Rate Application Filings

                    During  1999,  no general rate  applications  were filed for regulated customers. The Company's regulatory staff reviewed each of the eligible districts and determined that no general rate applications were warranted.

                    A rate  increase  was  submitted  for the City of  Hawthorne water system. The Hawthorne city council exercises rate authority over the proceeding. A decision for this application which is estimated to provide about $350,000 of new revenue in the first twelve months after it becomes effective, is expected during the second quarter of 2000.

              1998 Rate Application Filings

                  In  1998,  14  Cal  Water   districts   plus  General   Office
              operations, were eligible for general rate filings. Earnings levels in those districts were reviewed and applications for additional rate consideration were filed with the CPUC in July 1998 for four districts and the Company's General Office. The applications involved 25% of the regulated customers.

                  In January 1999, the Company  reached  agreement with the CPUC staff regarding the applications. The commission's decision approving the settlement was effective in May 1999 and is expected to generate $4,095,000 in total additional revenue during the first twelve months following its effective date. A 9.55% ROE providing $1,916,000 in additional revenue was adopted in the decision. In addition, the decision provides another $2,179,000 in revenue for environmental compliance, specific capital expenditures, and recovery of General Office expenses. This additional revenue is not reflected in the 9.55% ROE calculation.

              Second Amended Contract - Stockton East Water District

                    In  January  1995,  a  consultant  retained  by  the  CPUC's
              Organization of Ratepayer Advocates completed a report on the reasonableness of the Second Amended Contract. The contract pertains to the sale and delivery of water to Cal Water's Stockton District by the Stockton-East Water District. Parties to the contract are Cal Water, Stockton-East Water District, the City of Stockton and San Joaquin County. The consultant's report alleged that the Company was required to receive CPUC approval prior to entering into the Second Amended Contract and furthermore challenges the reasonableness of the Second Amended Contract for ratemaking purposes. However, the report did not include specific ratemaking recommendations. While no action is now in process or pending, the issue may be revisited in the Company's next Stockton district general rate application. Also refer to a discussion of this issue under "Item 3. Legal Proceedings".

     b.  Financial Information about Industry Segments

              The Company operates primarily in one business segment, the supply and distribution of water, and the provision of related services.

     c.  Narrative Description of Business

              The Company is the sole shareholder of its three operating subsidiaries: California Water Service Company, Washington Water Service Company and CWS Utility Services.

              The Company's business, which is carried on through its operating subsidiaries, consists of the production, purchase, storage, purification, distribution and sale of water for domestic, industrial, public and irrigation uses, and for fire protection. It also provides water related services, including contract operation of water systems and utility related services to municipalities and other private companies.

              The water business fluctuates according to the demand for water, which is partially dictated by seasonal conditions, such as summer temperatures or the amount and timing of precipitation in the Company's service territories.

              The Company distributes water in accordance with accepted water utility methods. Franchises and permits are held in the cities and communities where the Company operates. The franchises and permits allow the Company to operate and maintain facilities in public streets as necessary.

              The City of Hawthorne water system is operated under a 15-year lease that commenced in February 1996. Under other contracts, three municipally owned water systems, eight privately owned water systems and two reclaimed water distribution systems are operated. Billing services are also provided to a number of municipalities. These operations are discussed in more detail in a following section titled "Nonregulated Operations."

              The Company intends to continue to explore opportunities to expand its regulated and nonregulated businesses. The opportunities could include system acquisitions, lease arrangements similar to the City of Hawthorne contract, full service system operation and maintenance agreements, billing contracts and other utility related services. The Company believes that a holding company structure, as discussed above, makes it more competitive in providing nonregulated utility services, which would not be subject to CPUC jurisdiction. The Company is investigating new business opportunities in the western United States as evidenced by its expansion into the state of Washington.

         Geographical Service Areas and Number of Customers at Year-end

         The principal markets for the Company's products and services are users of water within the Company's service areas. The Company's geographical service areas or districts for both the regulated and nonregulated operations and the approximate number of customers served in each area at December 31, 1999, are listed below.

         SAN FRANCISCO BAY AREA
           Mid-Peninsula (serving San Mateo and
                San Carlos)                                 35,700
           South San Francisco (including Colma
                and Broadmoor)                              16,200
           Bear Gulch (serving Menlo Park, Atherton,
                Woodside and Portola Valley)                21,500
           Los Altos (including portions of Cupertino,
                Los Altos Hills, Mountain View
                and Sunnyvale)                              18,300
           Livermore                                        16,900       108,600
                                                            ------

         SACRAMENTO VALLEY
           Chico (including Hamilton City)                  22,800
           Oroville                                          3,500
           Marysville                                        3,700
           Dixon                                             2,800
           Willows                                           2,300        35,100
                                                            ------

         SALINAS VALLEY
           Salinas                                          25,900
           King City                                         2,200        28,100
                                                            ------

         SAN JOAQUIN VALLEY
           Bakersfield                                      81,600
           Stockton                                         41,600
           Visalia                                          29,700
           Selma                                             5,100       158,000
                                                            ------

         LOS ANGELES AREA
           East Los Angeles (including portions of
             the cities of Commerce and Montebello)         29,100
           Hermosa Redondo (serving Hermosa Beach,
            Redondo Beach and a portion of Torrance)        25,400
           Palos Verdes (including Palos Verdes
             Estates, Rancho Palos Verdes, Rolling
             Hills Estates and Rolling Hills)               23,700
           Westlake (a portion of Thousand Oaks)             6,900
           Hawthorne (leased municipal system)               6,100        91,200
                                                            ------

         WASHINGTON
           Harbor                                           11,000
           South Sound                                       3,800        14,800
                                                            -------      -------


         TOTAL                                                           435,800

         Water Supply

         The Company's water supply for the 23 operating districts is obtained from wells, surface runoff or diversion, and by purchase from public agencies and other wholesale suppliers. The Company's supply has been adequate to meet consumption demands, however, during periods of drought some districts have experienced mandatory water rationing.

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

         Washington receives rain in all seasons with the majority falling during winter months.

         During years in which precipitation is especially heavy or extends beyond the spring into the early summer, customer demand can decrease from historic normal levels, generally due to reduced outdoor water usage. This was the case during 1995 and 1998, when winter rains continued well into the spring and were accompanied by cooler than normal temperatures. Likewise, an early start to the rainy season during the fall can cause a decline in customer usage and have a negative impact on revenue.

         The Company's water business is seasonal in nature and weather conditions can have a pronounced effect on customer usage and thus operating revenues and net income. Customer demand for water generally is less during the normally cooler and rainy winter months. Demand increases in the spring when warmer weather gradually returns and the rains end. Temperatures are warm during the generally dry summer months, resulting in increased demand. Water usage declines during the fall as temperatures decrease and the rainy season approaches.

         During years of less than normal rainfall, customer demand can increase as outdoor water usage continues into the fall and winter. When rainfall is below average for consecutive years, drought conditions can result and certain customers may be required to reduce consumption to preserve or match available supply. As an example, California experienced a six-year period when rainfall was annually below historic average. The drought period ended with the winter of 1992-93. During that six-year period some districts had water rationing requirements imposed on customers. In certain districts, penalties were collected from customers who exceeded allotments. During past drought periods, the CPUC has allowed modifications to consumer billings that provided the Company a means to recover a portion of revenue that was deemed lost due to conservation measures.

         Historically, about half of the water supply is purchased from wholesale suppliers with the balance pumped from wells. Well water is generally less expensive and the Company strives to maximize use of its well sources. A small portion of the supply is received from surface runoff in the Company's Bear Gulch district. During 1999, 110 billion gallons were delivered to customers. Approximately 53 percent of the supply was obtained from wells and 47 percent was purchased from wholesale suppliers. The following table shows the quantity of water purchased in each operating district during 1999.

                                    Supply
             District              Purchased   Source of Purchased Supply
             --------              ---------   --------------------------
         SAN FRANCISCO BAY AREA

             Mid-Peninsula         100%        San Francisco Water Department
             South San Francisco   85%         San Francisco Water Department
             Bear Gulch            89%         San Francisco Water Department

             Los Altos             83%         Santa Clara Valley Water District
             Livermore             69%         Alameda County Flood Control
                                                 and Water Conservation District

         SACRAMENTO VALLEY

             Oroville              94%         Pacific Gas and Electric Co.
                                    3%         County of Butte

         SAN JOAQUIN VALLEY

             Bakersfield           17%         Kern County Water Agency
             Stockton              70%         Stockton-East Water District

         LOS ANGELES AREA

             East Los Angeles      69%         Central Basin Municipal
                                                 Water District
             Hawthorne             87%         West Basin Municipal
                                                 Water District
             Hermosa Redondo       95%         West Basin Municipal
                                                 Water District
             Palos Verdes          100%        West Basin Municipal
                                                 Water District
             Westlake              100%        Russell Valley Municipal
                                                 Water District


         The balance of the required supply for the above districts was obtained from wells, except for Bear Gulch where the balance is obtained from surface runoff from the local watershed and processed through the Company's treatment plant before being delivered to the distribution system. The Company also operates a treatment plant in the Oroville district where surface water purchased from a wholesaler is processed before delivery to the system.

         Historically, groundwater has yielded 10 to 15 percent of the Hermosa-Redondo district supply. During 1996, wells were taken out of service while treatment facilities were being installed. One treatment facility was completed during 1998 and the well returned to service. A second well was returned to service in 1999 and the third well is expected online in early 2000.

         The Chico, Marysville, Dixon and Willows districts in the Sacramento Valley, the Salinas and King City districts in the Salinas Valley, and the Selma and Visalia districts in the San Joaquin Valley obtain their entire supply from wells. Harbor and South Sound districts in Washington also obtain their entire supplies from wells.

         Purchases  for  the  Los  Altos,  Livermore,   Oroville,  Stockton  and
         Bakersfield districts are pursuant to long-term contracts expiring on various dates after 2011.

         The purchased supplies for the East Los Angeles, Hermosa-Redondo, Palos Verdes and Westlake districts, and the City of Hawthorne system are provided by public agencies pursuant to an obligation of continued nonpreferential service to purveyors within the agencies' boundaries.

         Purchases for the South San Francisco, Mid-Peninsula and Bear Gulch districts are in accordance with long-term contracts with the San Francisco Water Department expiring on June 30, 2009.

         The price of wholesale water purchases is subject to pricing changes imposed by the various wholesale suppliers. Price changes are generally beyond the Company's control. Shown below are wholesaler price rates and increases that became effective in 1999, and estimated wholesaler price rates and estimated changes for 2000.
                               1999                                 2000
                               ----                                 ----
                  Effective   Percent                 Effective    Percent
   District        Month      Change      Unit Cost    Month       Change      Unit Cost
   --------        -----      ------      ---------    -----       ------      ---------
Bakersfield                      0.0%        $125/af                 0.0%         $125/af
Bear Gulch           July       36.7%       0.82/ccf     July        3.7%        0.85/ccf
East Los Angeles     July        2.1%         478/af     July        1.5%          485/af
Hermosa Redondo                  0.0%         528/af                 0.0%          528/af
Livermore            Jan.        4.0%      1.212/ccf     Jan.        2.1%       1.237/ccf
Los Altos            July        7.6%         355/af     July        7.0%          380/af
Oroville             Jan.        3.4%    61,350/year     Jan.       14.8%     70,400/year
Palos Verdes                     0.0%         528/af                 0.0%          528/af
Mid Peninsula        July       36.7%       0.82/ccf     July        3.7%        0.85/ccf
So. San Francisco    July       36.7%       0.82/ccf     July        3.7%        0.85/ccf
Stockton             April      (9.1)%  250,820/year     April       7.0%    268,400/year
Westlake             Jan.        1.1%         560/af     Jan.        1.2%          570/af

         af = acre foot; ccf = hundred cubic feet; year = fixed annual cost

         During 1997, two wholesale water suppliers refunded moneys which had been overcollected from wholesale water customers. The Company received a one-time refund of $2.5 million in May 1997 that was credited as a reduction of purchased water expense.

         Rainfall in the Company's service areas for the 1999-2000 season is above normal as of February 29, 2000. The mountain snowpack is about normal. Water levels in underground aquifers that provide supply to districts served by well water improved in recent years due to above average rainfall. Most regions have recorded positive changes in groundwater levels the past two years. Regional groundwater management planning continues as required. Existing laws provide a mechanism for local agencies to maintain control of their groundwater supply. The Company continually updates long range projections and works with local wholesale suppliers to ensure an adequate future supply to meet customer needs.

         The water supply outlook for 2000 is good, however, California faces long-term water supply challenges. The Company is actively working to meet the challenges by continuing to educate customers on responsible water use practices, particularly in the districts with conservation programs approved by the Commissions.

         Progress has been made by Consolidated Irrigation District (Selma) and Kaweah Delta Water Conservation District (Visalia) towards the implementation of a water management plan. The Company continues to participates in the formulation of these plans.

         For a number of years, the Company has worked with the Salinas Valley water users and the Monterey County Water Resources Agency (MCWRA) to address seawater intrusion into the water supply for the Salinas district. MCWRA completed construction of the Castroville Seawater Intrusion Project in 1998. This project is designed to deliver up to 20,000 acre feet of recycled water annually to agricultural users in the nearby Castroville area. It is intended to help mitigate seawater intrusion into the region by reducing the need to pump groundwater.

         With the City and County of San Francisco, and the cities of San Bruno and Daly City, The Company is working to prepare a groundwater management plan for the Westside Basin from which the South San Francisco district pumps a portion of its supply. Additionally, the Company is working with the City of San Francisco in its development of a long-range water supply master plan for the entire area to which the San Francisco Water Department (SFWD) is the wholesale water supplier. The South San Francisco, Mid-Peninsula and Bear Gulch districts are included in SFWD service area.

         Nonregulated Operations

         Nonregulated operations include full service operation and maintenance of water systems for cities and private owners, operation of recycled water systems, utility billing services, laboratory services and leases of antenna sites

         Nonregulated revenue from water system operations is generally determined on a fee per customer basis. With the exception of the City of Hawthorne water system, revenue and expenses from nonregulated operations are accounted for in other income on a pretax basis. Revenue and expenses for the City of Hawthorne lease are included in operating revenue and operating expenses because the Company is entitled to retain all customer billings and is generally responsible for all operating expenses.

         Municipally owned water systems are operated under contract for the cities of Bakersfield, Commerce and Montebello and for eight private water company systems in the Bakersfield, Livermore, Salinas and Visalia districts. Additionally, the Company's Washington districts operate numerous systems under contract arrangements. The Company also operates under contract wastewater collection systems in Bakersfield and Livermore. Excluding Hawthorne, the total number of services operated under the contracts is about 36,200. With the exception of the 15-year Hawthorne lease discussed below, the terms of the operating agreements range from one-year to three-year periods with provisions for renewals. The first operating agreement was signed with the City of Bakersfield in 1977. Upon expiration, each existing agreement has been renewed.

         Recycled water distribution systems located in the Los Angeles Basin are operated for the West Basin and Central Basin municipal water districts. Some engineering department services are also provided for these two recycled water systems.

         Meter reading, billing and customer service are provided for the City of Menlo Park's 4,000 water customers. Meter reading is also performed under contract for the City of Manhattan Beach's 13,000 account system. Additionally, sewer and/or refuse billing services are provided to six municipalities.

         Since February 1996, the City of Hawthorne's 6,100 account water system has been operated under terms of a 15-year agreement. The system which is located near the Hermosa-Redondo district serves about half of Hawthorne's population. The lease required an up-front $6.5 million lease payment to the City which is being amortized over the lease term. Additionally, annual lease payments to the City of $100,000 indexed to changes in water rates are required. The Company is responsible for all aspects of system operation and capital improvements, although title to the system and system improvements resides with the City. At the end of the lease, the Company will be reimbursed for the unamortized value of capital improvements. In exchange, the Company receives all system revenues which amounted to $4.2 million in 1999.

         During 1997, an agreement was signed with the Rural North Vacaville Water District near the Dixon district to design and build a water distribution system. The new system will initially provide water to about 400 services. The Company has also negotiated an agreement to operate the system once construction is complete.

         The Company leases 35 antenna sites to telecommunication companies. Individual lease payments range from $750 to $2,200 per month. The antennas are used in cellular phone and personal communication applications. Other leases are being negotiated for similar uses.

         Laboratory services are also provided to Great Oaks Water Company.

         Utility Plant Construction Program and Acquisitions

         The Company is continually extending, enlarging and replacing its facilities as required to meet increasing demands and to maintain its systems. Construction financing was provided by funds from operations and short-term bank borrowings, advances for construction, and contributions in aid of construction as set forth in the "Statement of Cash Flows" on page 26 of the Company's 1999 Annual Report which is incorporated herein by reference. Advances for construction are cash deposits or facilities deeded from subdivision developers. The advances are generally refundable without interest over a period of 40 years by equal annual payments. Contributions in aid of construction consist of nonrefundable cash deposits or facilities transferred from developers, primarily for fire protection and relocation projects. The amount received from developers varies from year to year as the level of construction activity varies. It is impacted by the demand for housing, commercial development and general business conditions, including interest rates.

         During 1998, the Company funded expenditures were in the following areas: wells, pumping and storage facilities, $6.7 million; water treatment and purification equipment, $3.1 million; distribution systems $9.6 million; services and meters, $5.4; other equipment, $6.0 million. The increased expenditure for treatment and purification equipment related to the Hawthorne treatment plant. The other equipment expenditures included computer equipment for installation of a new Local Area Network (LAN) system.

         During 1999, the Company funded expenditures were in the following areas: land, water rights and structures, $2.9 million; wells, pumping and storage facilities, $4.9 million; water treatment and purification equipment, $2.9 million; distribution systems, $9.0 million; services and meters, $6.1; other equipment, $5.7 million. Included in the expenditures is acquisition of the Olcese Water District assets and continued expenditures for computer technology system upgrades.

         The 2000 construction budget is approximately $35.7 million, exclusive of additions and improvements financed through advances for construction and contributions in aid of construction. The approved budget was for the following areas: land and structures, $3.9 million; wells, pumping and storage facilities, $8.4 million; water treatment and purification equipment, $1.9 million; distribution systems $11.1 million; services and meters, $5.1 million; other equipment, $5.3 million.

         During 1996, Congress enacted legislation which exempted from taxable income proceeds received from developers to fund advances for construction and contributions in aid of construction, except payments for installation of services. Services represent about 20% of deposits received from developers. Because of the legislation, future water utility plant additions will generally be depreciated for federal tax purposes on a straight-line 25-year life basis. The federal tax exemption of developer payments will reduce cash flow requirements for income taxes. In 1997, California adopted similar legislation regarding the taxability of payments received from developers.

         The Department of Treasury intends to issue regulations regarding the taxability of developer financed services. The Company participated actively along with other private water companies in presenting evidence to Treasury that would result in services being classified as nontaxable contributions in aid of construction. However, the new regulations are expected to continue to treat the cost of services as taxable income.

         Quality of Water Supplies

         Established operating practices are maintained to produce potable water in accordance with normal water utility practices. Water entering the distribution systems from surface sources is treated in compliance with federal Safe Drinking Water Act (SWDA) standards. Most well supplies are chlorinated. Water samples from each water system are analyzed on a regular, scheduled basis in compliance with regulatory requirements. The Company operates a state certified water quality laboratory at its San Jose General Office that provides testing for most California operations. Certain tests are contracted with independent labs. Local independent labs provide water sample testing for the Washington districts.

         In recent years, federal and state water quality regulations have continued to increase. Recent changes in the SDWA, which are expected to bring treatment costs more in line with the actual health threat posed by contaminants, were enacted by Congress during 1996. Water quality monitoring and upgrading treatment capabilities to maintain compliance with the various regulations continues. These activities include:

         o monitoring of all sources for MTBE, a gasoline additive that is widely used in California
         o upgrading laboratory equipment and enhancing analytical testing capabilities
         o installation of dedicated sample sites to assure water samples are drawn at a secure source
         o maintaining a state approved compliance monitoring program required by the Safe Drinking Water Act
         o completion of mandatory Information Collection Rule monitoring for specified water systems
         o     ongoing training of laboratory and operating personnel
         o     installation of disinfection treatment at all well sources
         o treatment systems at two Los Angeles Basin wells and wells at the South San Francisco well field which have elevated levels of iron and manganese; the treatment allowed the wells to be returned to production during 1997 and 1998; thus, less costly well water, rather than purchased water supplies became available
         o construction of a new iron and manganese treatment plant in the leased Hawthorne system
         o     installation and operation of several  granular  activated carbon
               (GAC) filtration systems for removal of hydrogen sulfide or volatile organic chemicals

         Competition and Condemnation

         Cal Water and Washington Water are regulated public utilities, providing water service within filed service areas approved by the Commissions. Under California laws, no privately owned public utility may compete with the Company in any territory already served by the Company without first obtaining a certificate of public convenience and necessity from the CPUC. Such certificates will be issued only upon finding that the Company's service is deficient.

         California law provides that whenever a public agency constructs facilities to extend a utility system into the service area of a privately owned public utility, such an act constitutes the taking of property and requires reimbursement to the utility for its loss. Further, the state's constitution and statutes allows municipalities, water districts and other public agencies to own and operate water systems. These agencies are empowered to condemn properties already operated by privately owned public utilities. The agencies are also authorized to issue bonds, including revenue bonds, for the purpose of acquiring or constructing water systems. However, if a public agency were to acquire utility property by eminent domain action, the utility would be entitled to just compensation for its loss. To the Company's knowledge, no municipality, water district or other public agency is contemplating or has any action pending to acquire or condemn any of the Company's systems.

         In recent years, consolidation within the water industry has accelerated. A number of publicly traded water companies have been acquired or merged into larger domestic companies. Several acquisitions of publicly traded companies have also been completed by much larger foreign companies. The Company has participated in the industry consolidation by its pending acquisition of Dominguez Services Corporation and by its expansion into Washington state, other smaller acquisitions and pursuit of expanding nonregulated operations. The Company intends to continue pursuing opportunities to expand its business in the western United States.

         Environmental Matters

         The  Company  is  subject  to   environmental   regulation  by  various
         governmental authorities. Issues related to water quality are discussed separately within this report.

         Compliance with federal, state and local provisions which have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, has not had, as of the date of filing of this Form 10-K, any material effect on the

         Company's capital expenditures, earnings or competitive position. The Company is unaware of any pending environmental matters that will have a material effect on its operations. Refer to Item 3, Legal Proceedings, for additional information.

         The Company's environmental affairs program is designed to provide compliance with underground storage tank regulations, hazardous materials management plans, air quality permitting requirements, local and toxic discharge limitations, and employee safety issues related to hazardous materials. The Company has been actively involved in the formulation of air quality standards related to water utilities. Also, the Company is proactive in looking to alternative technologies in meeting environmental regulations and continuing the traditional practices of water quality.

         Human Resources

         At December 31, 1999, there were 708 employees, of whom 192 were executive, administrative and supervisory employees, and 516 were members of unions. In December 1999, a three-year collective bargaining agreement, expiring December 31, 2002, was successfully negotiated with the Utility Workers Union of America, AFL-CIO, representing the majority of field and clerical union employees. Also in December 1999, a new three-year collective bargaining agreement was negotiated with the International Federation of Professional and Technical Engineers, AFL-CIO, representing certain engineering department and water quality laboratory employees. Both agreements were ratified by the unions' membership. As in the past, the agreements were successfully negotiated and ratified without a work interruption.

d. Financial Information about Foreign and Domestic Operations and Export Sales.

         The Company makes no export sales.

Item 2.  Properties.

         The Company's physical properties consist of offices and water systems to accomplish the production, storage, purification and distribution of water. These properties are located in or near the Geographic Service Areas listed above under section Item 1.c. entitled "Narrative Description of the Business." The Company's general office, which houses accounting, engineering, information systems, human resources, purchasing, regulatory, water quality and executive staffs is located in San Jose, California. All properties are maintained in good operating condition.

         All principal properties are held in fee simple title. Properties owned by Cal Water are subject to the indenture securing the Company's first mortgage bonds of which $116,345,000 remained outstanding at December 31, 1999. Washington Water has long-term bank loans totaling about $2.8 million that is secured primarily by utility plant.

         The Company owns 783 wells and operates six leased wells. There were 390 storage tanks with a capacity of about 220 million gallons and one reservoir located in the Bear Gulch district with a 210 million gallon capacity. There are about 4,700 miles of supply and distribution mains in the various systems. There are two treatment plants, one in the Bear Gulch district, the other in Oroville. Both treatment plants are designed to process six million gallons per day.

         During 1999, the average daily water production was 271 million gallons, while the maximum production on a single day was 528 million gallons. By comparison, during 1998 the average daily water production was 271 million gallons, while the maximum production on one day was 507 million gallons.

         In the leased system or in systems that are operated under contract for municipalities or private companies, title to the various properties is held exclusively by the municipality or private company.

Item 3.  Legal Proceedings.

         The State of California's Department of Toxic Substances Control (DTSC) alleges that the Company is a potential responsible party for cleanup of a toxic contamination plume in the Chico groundwater. The DTSC has prepared a draft report titled "Preliminary Nonbinding Allocation of Financial Responsibility" for the cleanup which asserts that the Company's share should be 10 percent. The DTSC estimates the total cleanup cost to be $8.69 million. The toxic spill occurred when cleaning solvents, which were discharged into the city's sewer system by local dry cleaners, leaked into the underground water supply due to breaks in the sewer pipes. The DTSC contends that the Company's responsibility stems from its operation of wells in the surrounding vicinity that caused the contamination plume to spread. The Company denies any responsibility for the contamination or the resulting cleanup and intends to vigorously resist any action that may be brought against it. The Company believes that it has insurance coverage for this claim and that if it were ultimately held responsible for a portion of the cleanup costs, there would not be a material adverse effect on the Company's financial position or results of operations.

         In December 1997, the Company along with the City of Stockton (the Contractors) filed a lawsuit against the Stockton East Water District
         (SEWD). The Contractors take 98% of SEWD's wholesale potable water production. SEWD also serves treated water to agricultural customers. Under a contract to enable SEWD to meet its financial obligations, the Contractors are required to pay specific Base Monthly Payments that as of June 30, 1997 had generated $5.4 million in surplus funds. The Contractors contend that a portion of these funds have been or will be used for purposes other than to meet SEWD's agreed financial obligations. Presently, all parties to the lawsuit have entered into a Stipulated Preliminary Injunction. A favorable settlement is anticipated.

         On March 15, 2000, the Company was served with a lawsuit naming it as one of several defendants for damages alleged to have occurred in the Marysville district due to MTBE contamination in the Company's water. The suit did not specify a dollar amount. The Company believes it is covered by insurance in such a matter and has tendered the claim to its carrier.

         The Company is not a party to any other legal matters, other than those which are incidental to its business.

Item 4.  Submission of Matters to a Vote of Security Holders.

         No matters were submitted to a vote of security holders in the fourth quarter of 1999.

Executive Officers of the Registrant
Name                        Positions and Offices with California Water Service Group                Age
----                        ---------------------------------------------------------                ---
Robert W. Foy               Chairman of the Board since January 1, 1996.  A director since            63
(1)                         1977.  Formerly President and Chief Executive Officer of Pacific
                            Storage Company, Stockton, Modesto,  Sacramento, San
                            Jose, Vallejo Marysville,  and Merced California,  a
                            diversified  transportation and warehousing company,
                            where he had been employed for 32 years.

Peter C. Nelson             President and Chief Executive Officer since February 1, 1996.             52
(1,2)                       Formerly Vice President, Division Operations (1994-1995) and
                            Region  Vice  President  (1989-1994),  Pacific Gas &
                            Electric Company, a gas and electric public utility.

Gerald F. Feeney            Vice President, Chief Financial Officer and Treasurer since               55
(1)                         November 1994; Controller, Assistant Secretary and Assistant
                            Treasurer from 1976 to 1994.  From 1970 to 1976, an audit
                            manager with Peat Marwick Mitchell & Co., certified public accountants.

Calvin L. Breed             Controller, Assistant Secretary and Assistant Treasurer since             44
(3)                         November 1994;  previously Treasurer of TCI International, Inc.;
                            from 1980 to 1983, a certified public accountant with Arthur
                            Andersen & Co., certified public accountants.

Paul G. Ekstrom             Corporate Secretary since August 1996; Operations Coordinator,            47
(1)                         1993 to 1996; District Manager, Livermore, 1988 to 1993;
                            previously   served  in  various  field   management
                            positions since 1979; an employee since 1972.

(1)      holds the same position with California Water Service Company, CWS Utility Services;
         and Washington Water Service Company
(2)      Chief Executive Officer of Washington Water Service Company
(3)      holds the same position with California Water Service Company



Name                        Positions and Offices with the California Water Service Company          Age
----                        ---------------------------------------------------------------          ---

Francis S. Ferraro          Vice President, Regulatory Matters since August 1989.  Employed           50
                            by the California Public Utilities Commission for 15 years, from
                            1985 through 1989 as an administrative law judge.

James L. Good               Vice President, Corporate Communications  and Marketing since             36
(1)                         January 1995.  Previously Director of Congressional Relations for
                            the National Association of Water Companies from  1991 to 1994.

Robert R. Guzzetta          Vice President, Engineering and Water Quality since August 1996;          46
                            Chief Engineer, 1990 to 1996; Assistant Chief Engineer, 1988 to
                            1990; various engineering department positions since 1977.

Christine L. McFarlane      Vice President, Human Resources since August 1996; Director               53
                            of Human Resources, 1991 to 1996; Assistant Director of
                            Personnel, 1989 to 1991; an employee since 1969.




Raymond H. Taylor           Vice President, Operations since April 1995; Vice President and           54
                            Director of Water Quality, 1990 to 1995; Director of Water Quality,
                            1986 to 1990; prior to 1982 an employee of the United States
                            Environmental Protection Agency.

Raymond L. Worrell          Vice President, Chief Information Officer since August 1996;              60
                            Director of Information Systems, 1991 to 1996; Assistant Manager
                            of Data Processing, 1970 to 1991; Data Processing Supervisor, 1967
                            to 1970.

John S. Simpson             Assistant Secretary, Manager of New Business since 1991; Manager          55
                            of New Business Development for the past thirteen years; served in various management positions since 1967.

(1)      Also, Vice President, Marketing with CWS Utility Services.


Name                        Positions and Offices with the Washington Water Service Company          Age
----                        ---------------------------------------------------------------          ---
Michael P. Ireland          President since December 1999; previously President of Harbor Water       46
                            Company, Gig Harbor, Washington

No officer or director has any family relationship to any other executive officer or director. No executive officer is appointed for any set term. There are no agreements or understandings between any executive officer and any other person pursuant to which he was selected as an executive officer, other than those with directors or officers of the Company acting solely in their authorized capacities.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

         The information required by this item is contained in the section captioned "Quarterly Financial and Common Stock Market Data" on page 34 of the Company's 1999 Annual Report and is incorporated herein by reference. The number of stockholders listed in such section includes the Company's record stockholders and an estimate of stockholders holding stock in street name.

Item 6.  Selected Financial Data.

         The information required by this item is contained in the section captioned "Ten-Year Financial Review" on page 15 of the Company's 1999 Annual Report and is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         The information required by this item is contained in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations," on pages 16 through 22 of the Company's 1999 Annual Report and is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data.

         The information required by this item is contained in the sections captioned "Consolidated Balance Sheet", "Consolidated Statement of Income", "Consolidated Statement of Common Stockholders' Equity", "Consolidated Statement of Cash Flows", "Notes to Consolidated Financial Statements" and "Independent Auditors' Report" on pages 23 through 35 of the Company's 1999 Annual Report and is incorporated herein by reference. The 1999 Annual Report to stockholders is included with this report as Exhibit 13.1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         None.


                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

         The information required by this item as to directors of the Company is contained in the section captioned "Board Committees" and is included on page 8 of the 2000 Proxy Statement, and in the section captioned "Proposal No. 1 - Election of Directors" on pages 10 and 11 of the 2000 Proxy Statement and is incorporated herein by reference. Information regarding executive officers of the Company is included in a separate item captioned "Executive Officers of the Registrant" contained in Part I of this report.

Item 11. Executive Compensation.

         The information required by this item as to directors of the Company is included under the caption "Directors Compensation Arrangements" on page 9 of the 2000 Proxy Statement and is incorporated herein by reference. The information required by this item as to compensation of executive officers, including officers who are directors, is included under the captions " Executive Compensation" and "Report of the Compensation Committee of the Board of Directors on Executive Compensation" on page 20 through 23 of the 2000 Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

         The information required by this item is contained in the section captioned "Stock Ownership of Management and Certain Beneficial Owners" on page 18, respectively, of the 2000 Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions.

         None.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

  (a) (1) Financial Statements:

              Consolidated Balance Sheet as of December 31, 1999 and 1998.

              Consolidated Statement of Income for the years ended December 31, 1999, 1998 and 1997.

              Consolidated Statement of Common Stockholders' Equity for the years ended December 31, 1999, 1998 and 1997.

              Consolidated Statement of Cash Flows for the years ended December 31, 1999, 1998 and 1997.

              Notes to Consolidated Financial Statements, December 31, 1999, 1998 and 1997.

              Independent Auditors' Report dated January 21, 2000.

              The above financial statements are contained in sections bearing the same captions on pages 23 through 35 of the Company's 1999 Annual Report to stockholders which is filed with this Form 10K and incorporated by reference. Refer to Exhibit 13.1 of this Form 10-K.

         (2)  Financial Statement Schedule:

Schedule
 Number
--------
              Independent Auditors' Report dated January 21, 2000.

    II Valuation and Qualifying Accounts and Reserves for the years ending December 31, 1999, 1998, and 1997.

              All other schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or related notes to the financial statements.

         (3)  Exhibits required to be filed by Item 601 of Regulation S-K.

              The Exhibit Index on page 27 of this Form 10-K is incorporated herein by reference.

              The exhibits filed as part of this Form 10-K are attached, unless otherwise indicated. The exhibits listed in the Exhibit Index that are not filed with this Form 10-K were previously filed with the Securities and Exchange Commission as indicated; unless stated otherwise, those exhibits are hereby incorporated by reference.

    (b) Reports on Form 8-K.

         (1) A Form 8-K was filed November 23, 1999 to report that on November 23, 1999 Registrant had completed all actions necessary to reincorporate itself as a Delaware corporation. From November 23, 1999 forward, California Water Service Group will operate as a Delaware corporation. The reincorporation had been approved by shareholders at their annual meeting in April 1999.

         (2) February 3, 2000, a Form 8-K was filed to report an amendment adopted by the Board of Directors of California Water Service Group to add director conflict of interest qualification rules.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               CALIFORNIA WATER SERVICE GROUP


Date: March 15, 2000                      By /s/ Peter C Nelson
                                          PETER C. NELSON,
                                          President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Date: March 15, 2000                      /s/ Robert W. Foy
                                          ROBERT W. FOY, Chairman,
                                          Board of Directors

Date: March 15, 2000                      /s/ Edward D. Harris, Jr.
                                          EDWARD D. HARRIS, JR., M.D., Member,
                                          Board of Directors

                                          ROBERT K. JAEDICKE, Member,
                                          Board of Directors

Date: March 15, 2000                      /s/ Richard P. Magnuson
                                          RICHARD P. MAGNUSON, Member,
                                          Board of Directors

Date: March 15, 2000                      /s/ Linda R. Meier
                                          LINDA R. MEIER, Member,
                                          Board of Directors

Date: March 15, 2000                      /s/ Peter C. Nelson
                                          PETER C. NELSON
                                          President and Chief Executive Officer,
                                          Member, Board of Directors

Date: March 15, 2000                      /s/ C. H. Stump
                                          C. H. STUMP, Member,
                                          Board of Directors

Date: March 15, 2000                      /s/ George A. Vera
                                          GEORGE A. VERA, Member
                                          Board of Directors

Date: March 15, 2000                      /s/ J. W. Weinhardt
                                          J. W. WEINHARDT, Member,
                                          Board of Directors

Date: March 15, 2000                      /s/ Gerald F. Feeney
                                          GERALD F. FEENEY,
                                          Vice President, Chief Financial
                                              Officer and Treasurer;
                                          Principal Financial Officer

Date: March 15, 2000                      /s/ Calvin L. Breed
                                          CALVIN L. BREED, Controller,
                                          Assistant Secretary and Assistant
                                               Treasurer;
                                          Principal Accounting Officer

                          Independent Auditors' Report

Stockholders and Board of Directors
California Water Service Group:


Under date of January 21, 2000, we reported on the consolidated balance sheet of California Water Service Group as of December 31, 1999 and 1998, and the related consolidated statements of income, common stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1999, as contained in the 1999 annual report to stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 1999. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule as listed in the index appearing under Item 14(a)(2). This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such basic consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.




Mountain View, California                                           /s/ KPMG LLP
January 21, 2000

                                                    CALIFORNIA WATER SERVICE GROUP                                       Schedule II
                                                  Valuation and Qualifying Accounts
                                            Years Ended December 31, 1999, 1998 and 1997
                                                                                Additions
                                                                          ------------------------
                                                            Balance at    Charged to    Charged to                           Balance
                                                             beginning     costs and         other                            at end
      Description                                            of period      expenses      accounts      Deductions         of period
------------------------------------------------------------------------------------------------------------------------------------
1999 (A)Reserves deducted in the balance sheet
          from assets to which they apply:
              Allowance for doubtful accounts               $   206,155   $  335,282    $   41,517      $  466,990       $   115,964
              Allowance for obsolete materials and supplies     137,460       48,000                        85,163           100,297
                                                            ===========   ==========    ==============  ==============   ===========
     (B)Reserves classified as liabilities
          in the balance sheet:
            Miscellaneous reserves:
              General Liability                               1,270,752      125,000                       376,552       $ 1,019,200
              Employees' group health plan                      643,383    3,745,000        31,065       3,908,969           510,479
              Retirees' group health plan                     2,018,373    1,284,000       675,000         575,000         3,402,373
              Workers compensation                            1,003,798       (5,890)                      496,162           501,746
              Deferred revenue - contributions
                in aid of construction                        2,117,632            0       275,170         323,620         2,069,182
              Disability insurance                               26,219                     82,306         108,066               459
                                                            -----------   ----------    --------------  --------------   -----------
                                                            $ 7,080,157   $5,148,110    $1,063,541      $5,788,369       $ 7,503,439
                                                            ========================================================================
              Contributions in aid of construction          $50,576,486                 $3,684,884      $1,644,233       $52,617,137
                                                            ========================================================================


1998 (A)Reserves deducted in the balance sheet
          from assets to which they apply:
              Allowance for doubtful accounts               $   103,596   $  549,344    $   52,796 (3)  $  499,581 (1)   $   206,155
              Allowance for obsolete materials and supplies $   129,193   $   48,000                    $   39,733 (2)       137,460
                                                            ===========   ==========    ==============  ==============   ===========
     (B)Reserves classified as liabilities
          in the balance sheet:
            Miscellaneous reserves:
              General Liability                             $   900,425   $  600,000                    $  229,673 (2)   $ 1,270,752
              Employees' group health plan                      721,120    3,000,000        15,509       3,093,246 (2)       643,383
              Retirees' group health plan                     1,443,373      751,664       458,336         635,000 (2)     2,018,373
              Workers compensation                              661,829      878,423                       536,454 (2)     1,003,798
              Deferred revenue - contributions
                in aid of construction                        2,221,381                    302,137         405,886 (6)     2,117,632
              Disability insurance                               23,811                    107,110         104,702 (2)        26,219
                                                            ----------    ----------    -------------   -------------    -----------
                                                            $ 5,971,939   $5,230,087    $  883,092      $5,004,961       $ 7,080,157
                                                            =======================================================================
              Contributions in aid of construction          $49,297,196                 $3,121,146 (4)  $1,841,856 (5)   $50,576,486
                                                            =======================================================================


1997 (A)Reserves deducted in the balance sheet
          from assets to which they apply:
              Allowance for doubtful accounts               $   100,544   $  620,778    $   70,850 (3)  $  688,576 (1)   $   103,596
              Allowance for obsolete materials and supplies     101,077       48,000                        19,884 (2)       129,193
                                                            ===========   ===========   ==============  ==============   ===========
     (B)Reserves classified as liabilities
          in the balance sheet:
            Miscellaneous reserves:
              General Liability                             $   997,834   $  668,496                    $  765,905 (2)   $   900,425
              Employees' group health plan                      467,986    3,140,000        14,539       2,901,405 (2)       721,120
              Retirees' group health plan                       911,998      581,000       531,375         581,000 (2)     1,443,373
              Workers compensation                              499,651      830,313                       668,135 (2)       661,829
              Deferred revenue - contributions
                 in aid of construction                       2,413,531            0       194,784         386,934 (6)     2,221,381
              Disability insurance                               50,371                    103,167         129,727 (2)        23,811
                                                            ----------    ----------    --------------   ------------    -----------
                                                            $ 5,341,371   $5,219,809    $  843,865      $5,433,106       $ 5,971,939
                                                            =======================================================================
              Contributions in aid of construction          $48,033,820                 $2,808,969 (4)  $1,545,593 (5)   $49,297,196
                                                            ========================================================================

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


                                                                                                                                  26

                                  EXHIBIT INDEX
                                                                                             Sequential
Exhibit                                                                                    Page Numbers
Number                                                                                   in this Report
------                                                                                   --------------
     Unless filed with this Form 10-K, the documents  listed are incorporated by reference.

3.    Articles of Incorporation and By-laws:

       3.1     Certificate of  Incorporation  of California  Water Service Group                     27
               and  (Filed as  Exhibit A of the 1999  California  Water  Service
               Group Proxy Statement)

       3.2     Restated  By-laws of California Water Service Group as amended on                     27
               January 26, 2000 (Exhibit E-2 to Form 8-K filed February 3, 2000)

       3.3     Certificate of  Determination of Preferences for Group's Series C                     27
               Preferred Stock (Exhibit 3.2 to Form 10-K for fiscal year 1987)

       3.4     Certificate of  Determination of Preferences for Group's Series D                     27
               Preferred  Stock  (Exhibit A to the  Shareholder  Rights Plan, an
               agreement between  California Water Service Group and BankBoston,
               N.A., rights agent,  dated January 28, 1998 filed as Exhibit 1 to
               Form 8-A and Exhibit 1 to Form 8-K dated February 13, 1998)


4.    Instruments Defining the Rights of Security Holders of California
      Water Service Company, including Indentures:

       4.1     Mortgage of  Chattels  and Trust  Indenture  dated April 1, 1928;                     27
               Eighth  Supplemental  Indenture dated November 1, 1945,  covering
               First Mortgage 3.25% Bonds,  Series C; twenty-first  Supplemental
               Indenture  dated October 1, 1972,  covering First Mortgage 7.875%
               Bonds,  Series  P;  twenty-fourth  Supplemental  Indenture  dated
               November 1, 1973,  covering First Mortgage 8.50% Bonds,  Series S
               (Exhibits 2(b), 2(c), 2(d),  Registration  Statement No. 2-53678,
               of which  certain  exhibits  are  incorporated  by  reference  to
               Registration  Statement  Nos.  2-2187,  2-5923,  2-5923,  2-9681,
               2-10517 and 2-11093.)

       4.2     Thirty-third  Supplemental  Indenture  dated  as of May 1,  1988,                     27
               covering  First Mortgage  9.48% Bonds,  Series BB.  (Exhibit 4 to
               Form 10-Q dated September 30, 1988)




       4.3     Thirty-fourth  Supplemental  Indenture  dated as of  November  1,                     28
               1990,  covering First Mortgage 9.86% Bonds, Series CC. (Exhibit 4 to Form 10-K for fiscal year 1990)

       4.4     Thirty-fifth Supplemental Indenture dated as of November 1, 1992,                     28
               covering  First Mortgage  8.63% Bonds,  Series DD.  (Exhibit 4 to
               Form 10-Q dated September 30, 1992)

       4.5     Thirty-sixth  Supplemental  Indenture  dated  as of May 1,  1993,                     28
               covering  First Mortgage 7.90% Bonds Series EE (Exhibit 4 to Form
               10-Q dated June 30, 1993)

       4.6     Thirty-seventh  Supplemental  Indenture  dated as of September 1,                     28
               1993,  covering First Mortgage 6.95% Bonds,  Series FF (Exhibit 4 to Form 10-Q dated September 30, 1993)

       4.7     Thirty-eighth  Supplemental  Indenture  dated as of  October  15,                     28
               1993,  covering First Mortgage 6.98% Bonds,  Series GG (Exhibit 4 to Form 10-K for fiscal year 1994)

       4.8     Note Agreement  dated August 15, 1995,  pertaining to issuance of                     28
               $20,000,000,  7.28% Series A Unsecured Senior Notes, due November
               1, 2025 (Exhibit 4 to Form 10-Q dated September 30, 1995)

       4.9     Note  Agreement  dated March 1, 1999,  pertaining  to issuance of                     67
               $20,000,000,  6.77% Series B Unsecured Senior Notes, due November
               1, 2028 (Exhibit 4.1 to Form 10-K dated December 31, 1999)


10.    Material Contracts.

       10.1    Water  Supply  Contract  between  Cal Water  and  County of Butte                     28
               relating to Cal Water's Oroville District;  Water Supply Contract
               between Cal Water and the Kern County  Water  Agency  relating to
               Cal Water's Bakersfield  District;  Water Supply Contract between
               Cal  Water and  Stockton  East  Water  District  relating  to Cal
               Water's  Stockton  District.  (Exhibits 5(g),  5(h),  5(i), 5(j),
               Registration  Statement  No.  2-53678,  which  incorporates  said exhibits by reference to Form 10-K for fiscal year 1974).

       10.2    Settlement  Agreement and Master Water Sales Contract between the                     28
               City and County of San Francisco and Certain Suburban  Purchasers
               dated August 8, 1984;  Supplement  to  Settlement  Agreement  and
               Master Water Sales Contract,  dated




               August 8, 1984; Water Supply Contract between the Cal Water and the City and County of San Francisco relating to Cal Water's Bear
               Gulch District dated August 8, 1984; Water Supply Contract between Cal Water and the City and County of San Francisco relating to the Cal Water's San Carlos District dated August 8,
               1984; Water Supply Contract between the Cal Water and the City and County of San Francisco relating to the Cal Water's San Mateo
               District dated August 8, 1984;  Water Supply Contract between the
               Cal Water and the City and County of San Francisco relating to the Cal Water's South San Francisco District dated August 8,
               1984. (Exhibit 10.2 to Form l0-K for fiscal year 1984).

       10.3    Water Supply  Contract dated January 27, 1981,  between Cal Water                     29
               and the Santa Clara  Valley  Water  District  relating to the Cal
               Water's Los Altos District  (Exhibit 10.3 to Form 10-K for fiscal year 1992)

       10.4    Amendments  No. 3, 6 and 7 and Amendment  dated June 17, 1980, to                     29
               Water Supply  Contract  between Cal Water and the County of Butte relating to the Cal Water's Oroville  District.  (Exhibit 10.5 to
               Form 10-K for fiscal year 1992)

       10.5    Amendment dated May 31, 1977 to Water Supply Contract between Cal                     29
               Water and  Stockton-East  Water District  relating to Cal Water's
               Stockton  District.  (Exhibit  10.6 to Form 10-K for fiscal  year
               1992)

       10.6    Second Amended  Contract dated  September 25, 1987 among Stockton                     29
               East Water District,  California Water Service Company,  the City
               of Stockton,  the Lincoln Village Maintenance  District,  and the
               Colonial Heights  Maintenance  District Providing for the Sale of
               Treated Water. (Exhibit 10.7 to Form 10-K for fiscal year 1987).

       10.7    Water  Supply  Contract  dated April 19, 1927,  and  Supplemental                     29
               Agreement  dated June 5, 1953,  between Cal Water and Pacific Gas and Electric Company  relating to Cal Water's Oroville  District.
               (Exhibit 10.9 to Form 10-K for fiscal year 1992)

       10.8    California  Water Service  Company Pension Plan (Exhibit 10.10 to                     29
               Form 10-K for fiscal year 1992)

       10.9    California   Water   Service   Company   Supplemental   Executive                     30
               Retirement  Plan.  (Exhibit  10.11 to Form 10-K for  fiscal  year
               1992)

       10.10   California Water Service Company Employees Savings Plan. (Exhibit                     30
               10.12 to Form 10-K for fiscal year 1992)





       10.11   Agreement  between the City of  Hawthorne  and  California  Water                     30
               Service Company for the 15-year lease of the City's water system.
               (Exhibit 10.17 to Form 10-Q dated March 31, 1996)

       10.12   Water Supply  Agreement dated September 25, 1996 between the City                     30
               of Bakersfield  and California  Water Service  Company.  (Exhibit
               10.18 to Form 10-Q dated September 30, 1996)

       10.13   Agreement of Merger  dated March 6, 1997 by and among  California                     30
               Water Service  Company,  CWSG Merger Company and California Water
               Service Group.  (Filed as Exhibit A of the 1997 California  Water
               Service   Company   Proxy   Statement/   Prospectus   which   was
               incorporated by reference in the Form 10-K for 1997)

       10.14   Shareholder  Rights Plan; an agreement  between  California Water                     30
               Service Group and BankBoston,  N.A., rights agent,  dated January
               28,  1998  (Exhibit 1 to Form 8-A and Exhibit 1 to Form 8-K dated
               February 13, 1998)

       10.15   Dividend  Reinvestment and Stock Purchase Plan dated February 17,                     30
               1998 (Filed on Form S-3 dated February 17, 1998)

       10.16   California  Water Service Group Directors  Deferred  Compensation                     30
               Plan (Exhibit 10.17 to Form 10-K for fiscal year 1997)

       10.17   California Water Service Group Directors Retirement Plan (Exhibit                     30
               10.18 to Form 10-K for fiscal year 1997)

       10.18   $50,000,000   Business  Loan  Agreements   between  California  1
               California Water Service Group,  California Water Service Company                    133
               and CWS  Utility  Services  and Bank of  America  Bank of America
               dated May 3, 1999, expiring April 30, 2001 (Exhibit 10.18 to Form
               10-K for the year 1999)




       10.20   Certificate of  Determination  regarding  Series D  Participating                     31
               Preferred  Shares.  These shares are relative to the  Shareholder
               Rights  Plan  and  would  be  issued  if  the  rights  plan  were triggered.  This is a revised filing at the California  Secretary of State's  request in a revised form (Exhibit  10.19 to Form 10Q for the quarter ending September 30, 1998)

       10.21   Amendment to the California  Water Service  Company  Supplemental                     31
               Executive  Retirement  Plan  (refer  to  Exhibit  10.9)  to allow benefits to be received by Plan  participants at age 60 without a reduction in the level of benefit

       10.22   Amendment to the California Water Service Group Deferred Director                     31
               Compensation  Plan (refer to Exhibit 10.16)  regarding the timing for electing Plan benefits

       10.24   Executive  Severance  Plan  (Exhibit  10.24  to Form  10K for the                     31
               fiscal year 1998)

       10.25   Water Supply Contract dated November 16, 1994 between  California                     31
               Water Service  Company and Alameda County Flood Control and Water
               Conservation  District relating to Cal Water's Livermore District
               (Exhibit 10.15 to Form 10-K for fiscal year 1994)


13.    Annual Report to Security Holders, Form 10-Q or Quarterly Report to
       Security Holders:

       13.1    1999 Annual Report. Certain sections of the 1999 Annual Report to                     32
               stockholders  are  incorporated  by reference in this 10-K filing and filed with this Form 10-K as Exhibit 13. This includes  those sections  referred to in Part II, Item 5, Market for Registrant's
               Common Equity and Related Shareholder  Matters;  Part II, Item 6,
               Selected Financial Data; Part II, Item 7, Management's Discussion
               and Analysis of Financial  Condition  and Results of  Operations;
               and Part II, Item 8, Financial Statement and Supplementary Data.

27.    Financial Data Schedule as of December 31, 1999                                               66


                                                                                                     31