Form 10-Q
period 2000-03-31
CALIFORNIA WATER SERVICE GROUP
filed 2000-05-11
CIK 1035201

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000

     OR TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission file number 1-13883

                         CALIFORNIA WATER SERVICE GROUP
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Delaware                                             77-0448994
--------------------------------------------------------------------------------
(Sate or other jurisdiction                 (I.R.S. Employer identification No.)
of incorporation or organization)

1720 North First Street, San Jose, CA.                   95112
--------------------------------------------------------------------------------
(Address of principal executive offices)              (Zip Code)

                                 1-408-367-8200
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                 Not Applicable
--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

APPLICABLE ONLY TO ISSURES INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ___ No ___

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common shares outstanding as of May 3, 2000 - 12, 935, 612. This form 10-Q contains a total of 12 pages.

PART I        FINANCIAL INFORMATION

Item 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

         This Form 10-Q filing of California Water Service Group ("Company") contains forward looking statements. The forward looking statements are intended to qualify for the "safe harbor" established by the Private Securities Litigation Reform Act of 1995. Forward looking statements generally contain words or phrases such as anticipates, assumes, believes, expects, estimates, projects and based on management's judgement. Statements that describe goals, objectives, plans or expectations are also forward looking. Actual results may vary materially from what is contained in a forward looking statement. Factors which may cause a different than expected or anticipated result include regulatory commission decisions, new legislation, litigation settlements, increases in supplier prices, the adequacy of water supplies, changes in environmental compliance requirements, acquisitions, changes in customer water use patterns and the impact of weather on operating results.

RESULTS OF FIRST QUARTER OPERATIONS

         First quarter net income was $1,203,000, equivalent to $0.09 per common share compared to the $2,621,000 or $0.20 per share earned last year. Operating revenue increased $642,000 to $40,495,000. Heavier rain this year caused usage from existing customers to decline. However, that decline was offset by revenue from rate increases and usage by 4,700 new customers that were added since last year, resulting in the net revenue growth. Components of the operating revenue increase are presented in the following table:

Decreased consumption                                                 $(301,000)
Rate increases                                                          478,000
Usage by new customers                                                  465,000
                                                                      ---------
     Net revenue increase                                             $ 642,000
                                                                      =========

         Total operating expenses were $36,139,000 in 2000 versus $34,991,000 in 1999, a 3% increase.

         Water production costs, representing the largest components of total operating expenses include purchased water, purchased power for pump operations and pump taxes. Together, these costs accounted for 48% of total operating expenses and increased 2% compared to last year. Well production provided 53% of the water supply with 46% purchased from wholesale suppliers and 1% received from a local watershed. The supply sources are unchanged from last year. The components of water production costs and the changes from last year are shown in the table below:

                                            First Quarter
                                               2000 Cost               Change
                                              -----------           -----------
Purchased water                               $10,442,000           $   401,000
Purchased power                                 1,667,000              (122,000)
Pump taxes                                        542,000               (72,000)
                                              -----------           -----------
     Total                                    $12,651,000           $   207,000
                                              ===========           ===========

         The purchased water increase was primarily attributable to wholesale water suppliers' rate increases. Rates in the three San Francisco Peninsula districts which obtain most of their supply from the San Francisco Water Department increased 37%. Six other districts were impacted by wholesale water rate increases ranging from 2% to 7% since last year's third quarter. Rates in the Stockton district declined 10%. The purchased water cost increases are being recovered through customer billings. Purchased power and pump taxes decreased in response to pumping requirement adjustments to meet seasonal demand and variations in source of supply. For example, the water supply in the East Los Angeles district shifted from wells to purchased water, increasing purchased water cost, but reducing power and pump taxes during the period.

         Other operations expense increases resulted from:

o The impact of a general wage increase that was effective at the start of the year, additional hours worked and increases in related employee benefits contributed to the increase.

o A new computer system was installed last year. During development, the costs of consultants who developed and installed the system were capitalized. Now that the system is in production, the remaining consultant's time is being expensed.

o    Professional fees in connection with the Dominguez merger.

         Maintenance expense increased $446,000. Projects involving wells, pumping equipment and water main repairs increased overall maintenance expense.

         Federal and state income taxes decreased $651,000 because of lower taxable income.

         Other income and expenses on a pretax basis were $299,000 compared to $1,077,000 last year. In last year's first quarter, $680,000 of gains from the sales of real estate were recorded. There were no corresponding sales this year, although work is underway to complete real estate transactions during the remainder of 2000.

         Interest expense on long-term debt rose $219,000 because of the issuance in March 1999 of the $20 million, Series B 6.77% senior notes that were outstanding during the entire quarter this year. Short-term interest expense declined $85,000 because of lower borrowings under the bank line of credit.

REGULATORY MATTERS

         The Company has operated the City of Hawthorne water system under a long-term lease since 1996. An application to increase water rates in the city system was filed with the city council last year. The Company requested a rate increase totaling between $700,000 to $750,000. Approval by the council is expected during the second quarter.

LIQUIDITY

         Under the $50 million bank line of credit, $16,250,000 was outstanding at March 31, 2000 and $2,000,000 at March 31, 1999. The issuance of the $20 million Series B senior notes in March 1999 and strong cash flow allowed the Company to repay most bank borrowings by the end of the first quarter last year. No long-term financing took place in 2000. Short-term bank borrowings will be necessary during the second quarter to fund semiannual long-term debt interest payments on May 1, 2000 and the second quarter dividend payable on May 15, 2000. Following those payments, the Company expects to generate sufficient cash flow from operations to repay a portion of the short-term bank borrowings.

         The first quarter common dividend was paid on February 15, 2000 at $0.275 per share. The $0.275 represents a $0.00375 or 1.4% increase in the quarterly dividend rate from last year as approved by the Board of Directors at their January 2000 meeting. Annualized, the 2000 dividend rate is $1.10 per common share compared to $1.085 in 1999. Based on the 12-month earnings per share at March 31, 2000, the dividend payout ratio is 77%. At their April 19, 2000 meeting, Directors declared the second quarter dividend payable May 15, 2000 to shareholders of record on May 1, 2000. This is the 222nd consecutive quarterly dividend paid by the Company.

         About 11% of the outstanding shares participate in the reinvestment program under the Company's Dividend Reinvestment and Stock Purchase Plan ("Plan"). No new common shares were issued under the Plan during the quarter. Shares required for the dividend reinvestment and stock purchase option of the Plan were purchased on the open market. Shares are also purchased on the open market to fulfill the requirements of the Company sponsored Employee Savings Plan (401(k)). Purchases for this plan are made on a biweekly basis.

         Preferred dividends were paid for the first quarter on February 15, 2000. The second quarter dividend was declared by the Board, payable May 1, 2000.

         Book value per common share was $13.51 at March 31, 2000 compared to $13.21 a year earlier.

     During the quarter, utility plant expenditures totaled $4,906,000 for additions to and replacements of utility plant. Of that amount, $4,025,000 was funded through the Company's construction budget with the remainder funded by developers' contributions in aid of construction and refundable advances
for  construction.   The  2000  Company  construction  budget  is  $35,700,000.

WATER SUPPLY

         The Company believes that its various sources of water supply are sufficient to meet customer demand for the remainder of the year. Historically, roughly half of the water source is purchased from wholesale suppliers with the other half pumped from wells. A small portion is developed through local runoff on the San Francisco Peninsula.

         Storage in state reservoirs was 120% of historic average as of December 31, 1999, and groundwater levels remain adequate. A sufficient mountain snowpack provides runoff to streams and reservoirs as it melts during the summer months.

DOMINGUEZ MERGER

         As previously reported, the Company and Dominguez Services Corporation have entered into a merger agreement. Under terms of the agreement, Dominguez shareholders will receive Company common stock yielding an equivalent value of approximately $33.75 per Dominguez share. The precise conversion ratio and equivalent value will depend upon the average price of Company stock for a twenty-day trading period preceding the merger's closing date. To achieve the $33.75 exchange value, the exchange ratio can vary between 1.25 and 1.49 shares of Company stock for each Dominguez share.

         All approvals necessary to complete the merger have been granted, except that of the California Public Utilities Commission ("CPUC"). A draft decision recommending approval of the merger was issued by the assigned CPUC Administrative Law Judge ("ALJ") and adopted by the assigned Commissioner. The Commission's new President requested additional time to consider the merger and subsequently circulated an alternate decision to that of the ALJ. The alternate decision recommends against approval of the merger, on the basis that a demonstration of ratepayer benefit has not been provided. However, the alternate decision, if approved, would leave the proceeding open to provide the Company and Dominguez an opportunity to provide additional evidence that ratepayers will benefit from the merger.

         The Company expects that at the Commission's May 18, 2000 meeting, the ALJ's decision along with the alternative decision will be considered by the full Commission. The Company is convinced that ratepayers will benefit from the merger and remains committed to obtaining the Commission's approval. While the Commission is expected to consider the merger at its May 18, 2000 meeting, it is possible that the decision process could extend beyond that time frame.

ACQUISTIONS

         On April 12, 2000, Washington Water Service Company ("WWSC"), a wholly owned subsidiary of the Company, received approval from the Washington Utilities and Transportation Commission ("WUTC") to purchase the assets of Mirrormount Water Services and Lacamas Farmsteads Water Company. The acquisitions were completed in April 2000. Together the companies serve almost 800 customers and produce annual revenue of about $250,000.

         WWSC also purchased the assets of Robischon Engineers, Inc. in April 2000. This acquisition will add in-house engineering capabilities to the Washington operation. It will also enable WWSC to provide water system design services to other water providers.

         During 1999 the Company invested in a firm that provided meter-reading services in Santa Fe, New Mexico. In April 2000, the Company assumed responsibility for this contract. The Company's agreement is with Avistar, a subsidiary of Public Service of New Mexico, which operates the 26,000-account water system for the city.

ACCOUNTING PRONOUNCEMENTS

         No accounting pronouncements were issued or effective during the period that would have a significant impact on the Company.

MARKET RISK

         The Company does not hold, trade in or issue derivative financial instruments and therefore is not exposed to risks these instruments present.

         The Company's market risk to interest rate exposure is limited because the cost of long-term financing, including interest costs, are covered in consumer water rates as approved by the Commission. The Company does not have foreign operations, therefore, it does not have a foreign currency exchange risk.

         The Company's sensitivity to commodity prices is most affected by changes in purchased water and purchased power costs. Through the Commission's balancing account procedures, increases in purchased water and purchased power costs can be passed on to consumers. The Company manages other commodity price exposure through the duration and terms of its vendor contracts.


PART II OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

(a) The annual meeting of stockholders of California Water Service Group was held on April 19, 2000 at the Company's executive office in San Jose, California. As proposed in the 2000 Proxy, the election of directors, confirmation of KPMG LLP to serve as independent auditors for 2000 and adoption of a Long Term Incentive Plan were approved by stockholders at the meeting. The stockholder proposal regarding preemptive rights was not approved.

(b)  At the annual  stockholders  meeting, a Board of Directors to serve for the
     ensuing  year  was  elected.   The  following  directors  were  elected  as
     nominated:

                    Robert W. Foy                  Edward D. Harris, Jr. M.D.
                    Robert K. Jaedicke             Richard P. Magnuson
                    Linda R. Meier                 Peter C. Nelson
                    Langdon W. Owen                C. H. Stump
                    George A. Vera

(c) Four proposals were voted on at the meeting: (1) election of directors for the ensuing year, (2) ratification of the selection of KPMG LLP as independent auditors for 2000, (3) a Long Term Incentive Plan and (4) a stockholder proposal regarding preemptive rights.

(1)  Tabulation of the votes for the election of directors was:

                                                   For                   Against
                                                   ---                   -------
             Robert W. Foy                      12,959,597               175,445
             Edward D. Harris, Jr. M.D.         12,962,153               172,889
             Robert K. Jaedicke                 12,897,647               237,394
             Richard P. Magnuson                12,970,557               164,484
             Linda R. Meier                     12,963,588               171,454
             Peter C. Nelson                    12,931,634               203,408
             Langdon W. Owen                    12,903,680               231,362
             C. H. Stump                        12,879,175               255,867
             George A. Vera                     12,955,615               179,427

(2) The Directors' selection of KPMG LLP to serve as independent auditors for 2000 was ratified by the stockholders. There were 12,911,229 votes in favor, 59,495 against, 164,317 abstentions and one non-vote.

(3) The proposal for a Long Term Incentive Plan was approved with 7,655,905 votes in favor, 1,810,009 votes against, 279,642 abstentions and 3,389,486 non-votes.

(4) The stockholder proposal regarding preemptive rights was not approved. There were 1,020,811 votes in favor, 7,977,755 votes against, 746,991 abstentions, and 3,389,485 non-votes.


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

May 3, 2000

                              /s/ Gerald F. Feeney
                                Gerald F. Feeney
                     Vice President, Chief Financial Officer
                                  and Treasurer

CALIFORNIA WATER SERVICE GROUP
CONSOLIDATED BALANCE SHEET

(In thousands)                                                                                   March 31,              December 31,
                                                                                                   2000                      1999
                                                                                                 ---------                ---------
ASSETS
Utility plant:
        Utility plant                                                                            $ 742,257                $ 737,352
        Less depreciation and amortization                                                         226,763                  221,998
                                                                                                 ---------                ---------
              Net utility plant                                                                    515,494                  515,354
                                                                                                 ---------                ---------

Current assets:
        Cash and cash equivalents                                                                    1,952                    1,437
        Receivables                                                                                 12,710                   15,574
        Unbilled revenue                                                                             5,539                    7,145
        Materials and supplies at average cost                                                       2,608                    2,229
        Taxes and other prepaid expenses                                                             4,909                    4,437
                                                                                                 ---------                ---------
              Total current assets                                                                  27,718                   30,822
                                                                                                 ---------                ---------

Other assets:
        Regulatory assets                                                                           36,593                   36,458
        Other deferred assets                                                                        4,936                    4,984
                                                                                                 ---------                ---------
              Total other assets                                                                    41,529                   41,442
                                                                                                 ---------                ---------
                                                                                                 $ 584,741                $ 587,618
                                                                                                 =========                =========

CAPITALIZATION AND LIABILITIES
Capitalization:
        Common stock, $.01 par value                                                             $     129                $     129
        Additional paid-in capital                                                                  44,881                   44,881
        Retained earnings                                                                          130,297                  132,689
        Accumulated other comprehensive loss                                                          (517)                    (517)
                                                                                                 ---------                ---------
              Total common stockholders' equity                                                    174,790                  177,182
        Preferred stock                                                                              3,475                    3,475
        Long-term debt, less current maturities                                                    156,490                  156,572
                                                                                                 ---------                ---------
              Total capitalization                                                                 334,755                  337,229
                                                                                                 ---------                ---------

Current liabilities:
        Current maturities of long-term debt                                                         2,651                    2,651
        Short-term borrowings                                                                       16,299                   13,599
        Accounts payable                                                                            18,552                   23,707
        Accrued expenses and other liabilities                                                      17,292                   15,554
                                                                                                 ---------                ---------
              Total current liabilities                                                             54,794                   55,511

Unamortized investment tax credits                                                                   2,842                    2,842
Deferred income taxes                                                                               21,965                   21,427
Regulatory and other liabilities                                                                    18,001                   18,001
Advances for construction                                                                           99,968                   99,991
Contributions in aid of construction                                                                52,416                   52,617
                                                                                                 ---------                ---------
                                                                                                 $ 584,741                $ 587,618
                                                                                                 =========                =========

CALIFORNIA WATER SERVICE GROUP
CONSOLIDATED STATEMENT OF INCOME
(In thousands, except per share data)

For the three months ended:                                                                           March 31,            March 31,
                                                                                                        2000                   1999
                                                                                                       -------               -------
Operating revenue                                                                                      $40,495               $39,853
                                                                                                       -------               -------
Operating expenses:
             Operations                                                                                 26,534                25,226
             Maintenance                                                                                 2,687                 2,241
             Depreciation and amortization                                                               4,097                 4,074
             Income taxes                                                                                  736                 1,387
             Property and other taxes                                                                    2,085                 2,063
                                                                                                       -------               -------
                        Total operating expenses                                                        36,139                34,991
                                                                                                       -------               -------

                        Net operating income                                                             4,356                 4,862

Other income and expenses, net                                                                             299                 1,077
                                                                                                       -------               -------
                        Income before interest expense                                                   4,655                 5,939
                                                                                                       -------               -------

Interest expense:
             Long-term debt interest                                                                     3,072                 2,853
             Other interest                                                                                380                   465
                                                                                                       -------               -------
                        Total interest expense                                                           3,452                 3,318
                                                                                                       -------               -------

Net income                                                                                             $ 1,203               $ 2,621
                                                                                                       =======               =======

Basic earnings per share of common
             stock                                                                                     $  0.09               $  0.20
                                                                                                       =======               =======
Average number of common shares
             outstanding                                                                                12,936                12,936
                                                                                                       =======               =======
Dividends per share of common stock                                                                    $0.2750               $0.2713
                                                                                                       =======               =======

CALIFORNIA WATER SERVICE GROUP
CONSOLIDATED STATEMENT OF CASH FLOWS
For the three months ended

(In thousands)
                                                                                                       March 31,         March 31,
                                                                                                         2000               1999
                                                                                                      --------             --------
Operating activities
       Net income                                                                                     $  1,203             $  2,621
                                                                                                      --------             --------
       Adjustments to reconcile net income to net cash
          provided by operating activities:
            Depreciation and amortization                                                                4,097                4,074
            Deferred income taxes, investment tax credits
                 regulatory assets and liabilities, net                                                    403                  303
            Changes in operating assets and liabilities:
                 Receivables                                                                             2,864                1,553
                 Unbilled revenue                                                                        1,606                  463
                 Accounts payable                                                                       (5,155)                 413
                 Other current liabilities                                                               1,738                1,874
                 Other changes, net                                                                       (625)                 (77)
                                                                                                      --------             --------
                 Net adjustments                                                                         4,928                8,603
                                                                                                      --------             --------
                       Net cash provided by operating activities                                         6,131               11,224
                                                                                                      --------             --------
Investing activities:
       Utility plant expenditures                                                                       (4,906)              (7,900)
                                                                                                      --------             --------
Financing activities:
       Net short-term borrowings                                                                         2,700              (20,458)
       Net long-term debt                                                                                  (82)              20,073
       Advances for construction                                                                           948                1,281
       Refunds of advances for construction                                                               (853)                (599)
       Contributions in aid of construction                                                                172                  367
       Dividends paid                                                                                   (3,595)              (3,461)
                                                                                                      --------             --------
                       Net cash used in financing activities                                              (710)              (2,797)
                                                                                                      --------             --------

Change in cash and cash equivalents                                                                        515                  527
Cash and cash equivalents at beginning of period                                                         1,437                1,051
                                                                                                      --------             --------
Cash and cash equivalents at end of period                                                            $  1,952             $  1,578
                                                                                                      ========             ========

See accompanying notes of page 5.

                          Notes to Financial Statements

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

3. Basic earnings per share is calculated on the weighted average number of common shares outstanding during the period and net income available for common stock as shown on the Consolidated Statement of Income. The Company has no dilutive securities, accordingly, diluted earnings per share is not shown.

4. Refer to 1999 Annual Report on Form 10-K for a summary of significant accounting policies and detailed information regarding the financial statements.

5. The Company operates primarily in one business segment providing water utility services.