Form 10-Q
period 2000-06-30
CALIFORNIA WATER SERVICE GROUP
filed 2000-08-14
CIK 1035201

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---  ACT OF 1934

For the quarterly period ended June 30, 2000
                               -------------

                                       OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to
                              --------------------  ---------------

Commission file number          1-13883
                       --------------------------------------

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X   No
                                      ---

APPLICABLE ONLY TO ISSURERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court. Yes    No
                         ---   ---

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common shares outstanding as of July 27, 2000 - 15,145,866. This form 10-Q contains a total of 13 pages.

PART I   FINANCIAL INFORMATION

Item 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

         This Form 10-Q filing of California Water Service Group (Company) contains forward looking statements. The forward looking statements are intended to qualify for the "safe harbor" established by the Private Securities Litigation Reform Act of 1995. Forward looking statements generally contain words or phrases such as anticipates, assumes, believes, expects, estimates, projects and based on management's judgement. Statements that describe goals, objectives, plans or expectations are also forward looking. Actual results may vary materially from what is contained in a forward looking statement. Factors which may cause a different than expected or anticipated result include regulatory commission decisions, new legislation, litigation settlements, increases in supplier prices, the adequacy of water supplies, changes in environmental compliance requirements, acquisitions, changes in customer water use patterns and the impact of weather on operating results.

PRESENTATION

         Prior period financial and operating amounts have been restated to give retroactive effect to the Company's merger with Dominguez Services Corporation (Dominguez) which was completed in the current quarter and the two Washington state mergers that were completed in the quarter ended December 31, 1999. Each of the mergers was completed under pooling-of-interest accounting rules.

DOMINGUEZ MERGER

         The merger between the Company and Dominguez was completed on May 25, 2000 after receiving California Public Utilities Commission (Commission) approval. Dominguez shareholders received 1.38 Company common shares for each Dominguez share owned. A total of 2,210,254 new common shares were issued to complete the transaction. For 1999, Dominguez reported net income of $2,052,000 on revenue of $28,497,000 from approximately 40,000 customers. At December 31, 1999, Dominguez' total assets were $57,889,000.
         At the time of the merger, Dominguez became a district of California Water Service Company (Cal Water). A team consisting of representatives from the two companies worked to accomplish a smooth transition. To maximize operating efficiencies, the Company is moving forward to consolidate the Dominguez, Hermosa-Redondo and Palos Verdes district operations at a single location.

RESULTS OF SECOND QUARTER OPERATIONS

         Second quarter net income was $5,753,000, equivalent to $0.38 per common share. This represents a $0.02 decrease from the $0.40 earned in last year's second quarter.

         Operating results for the current quarter in comparison to last year's second quarter were negatively impacted by Dominguez merger transaction expenditures and the lack of gains from real estate sales this year. Combined these two items accounted for $0.09 per share in lower earnings. The Dominguez merger expenses incurred in the current quarter had a negative impact of $0.07 per share. In the second quarter of 1999, real estate sales contributed $0.02 per share to earnings. Both of these items are discussed in more detail below.

         Operating revenue increased $6,731,000 to $65,963,000. There was little rainfall in either year, however, somewhat warmer weather this year caused an increase in customer usage throughout the service territories. Average revenue per customer increased $13.65 or 10%. 5,200 new customers were added in the last twelve months. A breakdown of the increase in operating revenue is presented in the following table:

         Increased consumption                               $5,787,000
         Rate increases                                         457,000
         Usage by new customers                                 487,000
                                                             ----------
              Net revenue increase                           $6,731,000
                                                             ==========

         Total operating expenses were $56,986,000 in 2000 versus $50,792,000 in 1999, a 12% increase.

         Water production costs, which are the largest components of total operating expenses, include purchased water, purchased power and pump taxes. They accounted for 46% of total operating expenses and increased 15% compared to last year. Well production provided 53% of the supply with 46% purchased from wholesale suppliers and the remaining 1% obtained from the San Francisco Peninsula watershed. The components of water production costs for the second quarter and the changes from last year are shown in the table below:

                                                     2000 Cost            Change
                                                     ---------            ------
         Purchased water                           $20,331,000        $2,950,000
         Purchased power                             3,940,000           389,000
         Pump taxes                                  2,063,000           110,000
                                                   -----------        ----------
              Total                                $26,334,000        $3,449,000
                                                   ===========        ==========

         The purchased water increase was primarily attributable to wholesale water suppliers' rates increases and the increase in water production to supply customer usage. The three San Francisco Peninsula districts which obtain most of their supply from the San Francisco Water Department experienced a 37% rate increase effective for water purchased in June 1999. Five other districts were impacted by wholesaler water rate increases ranging from 2% to 7% since last year's second quarter. Purchased water cost increases are generally passed on to retail customers through the balancing account procedures. Purchased power and pump taxes increased in response to additional pumping to meet customers' water usage.

          Other operations expense categories increased $2,239,000. The impact of a general wage increase, which was effective at the start of the year, additional hours worked and increases in related employee benefits expenses were significant factors in the increase. During the quarter, $1,776,000 in Dominguez merger expenses was paid compared to $331,000 last year. Included in the expenses were success fees paid to the investment bankers that represented the Company and Dominguez in the transaction, severance payments to certain Dominguez employees who choose not to continue employment with the Company, and legal and accounting fees.

         Depreciation and amortization expense increased $478,000 mainly due to increased depreciation expense authorized by the California Public Utilities Commission (Commission) in rate case decisions and a greater depreciable plant investment. The additional expense is reflected in customer rates. Federal and state income taxes decreased $270,000 because of lower taxable income.

         Other income and expenses was $623,000 compared to $1,279,000 last year. Other income in 1999 included $596,000 in gains from the sales of two real estate parcels as part of the Company's ongoing real estate program. Work continues on completing other sales of non-operating property late this year or early next year.

RESULTS FOR THE SIX MONTHS

         Net income for the six months ending June 30, 2000 was $7,286,000, equivalent to $0.48 per common share compared to the $0.59 earned for the same period last year. As discussed below, the earnings comparison was impacted by Dominguez merger costs and last year's gains from the real estate program.

         Operating revenue increased $7,799,000 to $112,689,000. The higher revenue was primarily due to increased customer usage during the second quarter. Since January 1, 2000, 1,466 new customers have been added. Average consumption per metered customer increased 9% from last year and average revenue per customer increased $14.84 or 6%. A breakdown of the increase in operating revenue is accounted for in the following table:

         Increased consumption                                5,960,000
         Rate increases                                         934,000
         Usage by new customers                                 905,000
                                                             ----------
                Net revenue increase                         $7,799,000
                                                             ==========

         Total operating expenses increased 8%.

         Water production was 8% more than last year. Well production provided 51% of the supply with 48% purchased from wholesale suppliers and 1% produced through a local watershed. Because of the increase in production, water production costs that include purchased water, purchased power and pump taxes were up $3,799,000. The components of water production expense and the changes from last year are shown in the table below:

                                                      Year to Date
                                                      ------------
                                            2000 Cost                 Change
                                            ---------                 ------
         Purchased water                  $33,015,000             $3,311,000
         Purchased power                    5,996,000                457,000
         Pump taxes                         3,168,000                 31,000
                                          -----------             ----------
                  Total                   $42,179,000             $3,799,000
                                          ===========             ==========

         In addition to water production costs, other operations expense categories increased $3,374,000. The impact of the 3.0% general wage increase, which was effective at the start of the year, additional hours worked and increases in related employee benefits increased operating expenses. During 2000, $1,980,000 in expenses related to the Dominguez merger were recorded. Included in the expenses were success fees paid to the investment bankers that represented the Company and Dominguez in the transaction, severance payments to certain Dominguez employees who choose not to continue employment with the Company, and legal and accounting fees. Legal fees also increased due to expenses incurred for the Delaware reincorporation. The CPUC reimbursement fee increased because of higher customer billings.

         Maintenance expense were higher due to work at pump stations and more main repairs.

         Depreciation and amortization expense increased due to increased depreciation expense authorized by the Commission in rate case decisions and a greater depreciable plant investment. The additional expense is reflected in customer rates.

         Federal and state income taxes lower due to a decline in taxable income.

         Net other income was $952,000 compared to $2,498,000 last year. Other income in 2000 included $1,144,000 from nonregulated operations. Netted against other income was $191,000 of other expenses, which included contributions and the costs of operating and maintaining nonregulated properties. In 1999, other income included approximately $1,200,000 in gains from the sales of non-operating properties. There were no corresponding property sales completed this year.

REGULATORY MATTERS

         After several public sessions, the City of Hawthorne city council approved a rate increase for the Hawthorne water system that the Company operates under a long-term lease. The new rates, which will be effective in early August 2000, will add $210,000 in annual revenue in the first year. Step rate increases of $238,000 each will be effective on July 1, 2001 and 2002. Additionally, there will be a surcharge added to customer bills for a two-year period starting in August 2001 designed to produce $448,000 in annual revenue annually.

         Effective in August 2000, offset rate increases to recover increases in water production expenses will be effective in four Cal Water districts. The rate increases will generate an estimated $1.1 million in additional 2000 revenue and $2.8 million on an annualized basis.

         Prior to its merger with the Company, Dominguez had filed a general rate increase application with the Commission. The application was unrelated to the merger. A Commission decision is expected in this year's third quarter. If the application is approved as submitted, the new rates are estimated to increase revenue by about $1.1 million over the first twelve month period. A total of $800,000 in additional revenue is expected from step rate increases that will be effective in the two years following the decision.

         The Company's regulatory staff has completed a review of the 15 Cal Water districts that are eligible for general rate filings this year. Based on current earnings levels, projected expense increases and expected capital expenditures, applications will be filed for three districts representing about 25% of total Cal Water customers. The requested increase would provide an estimated $4,642,000 in new revenue in 2001 and $4,336,000 in 2002. The applications, which request a return on common equity of 10.75%, were filed in July and decisions are expected during the second quarter 2001.

         Washington   Water  Service   Company  will  be  filing   general  rate
applications requesting $400,000 in additional revenue for its two districts during the third quarter.

LIQUIDITY

         Interest expense on long-term debt decreased by $102,000 for the second quarter as compared to 1999's second quarter. The decrease resulted from a reduction in outstanding first mortgage bonds due to sinking fund payments made in November 1999.

         Short-term interest expense increased $319,000 because of increased borrowings this year. In March 1999, the Series B senior notes were issued. The proceeds were used to reduce short-term bank borrowings and as a result also reduced short-term interest expense. At June 30, 2000, $23.2 million was outstanding under short-term borrowing arrangements at an effective interest rate of 8%. At June 30, 1999, short-term borrowings were $8.1 million.

         The second quarter common dividend was paid on May 15, 2000 at $0.275 per share. The $0.275 represents a $0.00375 or 1.4% increase in the quarterly dividend rate from last year as approved by the Board of Directors at their January meeting. Annualized, the 2000 dividend rate is $1.10 per common share compared to $1.085 in 1999. Based on the 12-month earnings per share at June 30, 2000, the dividend payout ratio is 83%. At their July 19, 2000 meeting, Directors declared the third quarter dividend payable August 15, 2000.

         Preferred dividends were paid in the second quarter on May 15, 2000. The regular third quarter dividend was declared by the Board, payable August 15, 2000.

         Book value per common share was $12.84 at June 30, 2000 compared to $12.53 a year earlier.

         During the quarter, utility plant expenditures totaled $11,831,000 for additions to and replacements of utility plant. The 2000 Company construction budget is $38,000,000.

NONQUALIFIED STOCK OPTIONS

         The Long Term Incentive Plan (Plan) was approved by stockholders at their 2000 annual meeting. Options were granted at the board's June 28, 2000 meeting. The options, which were granted at the New York Stock Exchange's closing price on the date of grant of $23-1/16, are for a ten-year term and vest 25% per year during their first four years. A total of 53,500 options were granted as follows: 12,500 to the chief executive officer; 8,000 to the chairman; and, 3,000 each to 11 other officers of the Company.

WATER SUPPLY

         The Company believes that its various sources of water supply are sufficient to meet customer demand for the remainder of the year. Historically, roughly half of the water source is purchased from wholesale suppliers with the other half pumped from wells. A small portion is developed through local runoff on the San Francisco Peninsula.

         Storage in California reservoirs was 118% of historic average as of April 25, 2000. Groundwater levels in all districts remain adequate. An abundant mountain snowpack provides runoff to streams and reservoirs as it melts during the summer months.

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

PART II OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

         No matters were submitted to the stockholders that have not been previously reported. Results of stockholder voting at the April 19, 2000 annual meeting were reported in the first quarter 10Q.


PART II OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K

(a)      Exhibits required to be filed by Item 601 of Regulation S-K.

         Exhibit 27, Financial Data Schedule for the quarter ended June 30, 2000

(b) An 8K was filed on June 8, 2000 to report that the merger between the Company and Dominguez Services Corporation was completed on that date. To complete the merger, the Company issued 2,210,254 shares of its common stock to Dominguez shareholders.

         As a result of the merger of the Company and Dominguez effective on May 25, 2000, an 8K-A, Amendment #1, was filed on August 4, 2000 to present the Company's audited supplemental consolidated balance sheet as of December 31, 1999 and 1998, and related supplemental consolidated statements of income, common stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1999, along with the notes to the supplemental consolidated financial statements and independent auditors' report.

         As a result of the merger of the Company and Dominguez effective on May 25, 2000, an 8K-A, Amendment #2, was filed on August 7, 2000 presenting unaudited pro forma condensed combined financial information for the years ended December 31, 1999, 1998 and 1997 and for the quarter ended March 31, 2000.


                                   SIGNATURES

         Pursuant to the requirement of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the authorized undersigned.


                         CALIFORNIA WATER SERVICE GROUP
                         ------------------------------
                                   Registrant

August 7, 2000

                              /s/ Gerald F. Feeney
                                Gerald F. Feeney
                     Vice President, Chief Financial Officer
                                  and Treasurer

CALIFORNIA WATER SERVICE GROUP
CONSOLIDATED BALANCE SHEET
(In thousands)                                           June 30,   December 31,
                                                           2000         1999
                                                           ----         ----
ASSETS
Utility plant:
        Utility plant                                   $ 831,979     $ 812,686
        Less depreciation and amortization                259,491       248,296
                                                        ---------     ---------
              Net utility plant                           572,488       564,390
                                                        ---------     ---------

Current assets:
        Cash and cash equivalents                           2,906         2,379
        Receivables                                        21,139        19,110
        Unbilled revenue                                    9,387         8,199
        Materials and supplies at average cost              2,983         2,247
        Taxes and other prepaid expenses                    5,093         6,416
                                                        ---------     ---------
              Total current assets                         41,508        38,351
                                                        ---------     ---------

Other assets:
        Regulatory assets                                  37,536        37,441
        Other deferred assets                               5,353         5,325
                                                        ---------     ---------
              Total other assets                           42,889        42,766
                                                        ---------     ---------
                                                        $ 656,885     $ 645,507
                                                        =========     =========

CAPITALIZATION AND LIABILITIES
Capitalization:
        Common stock, $.01 par value                    $     151     $     151
        Additional paid-in capital                         49,984        49,340
        Retained earnings                                 144,914       145,610
        Accumulated other comprehensive loss                 (517)         (517)
                                                        ---------     ---------
              Total common stockholders' equity           194,532       194,584
        Preferred stock                                     3,475         3,475
        Long-term debt, less current maturities           169,472       168,866
                                                        ---------     ---------
              Total capitalization                        367,479       366,925
                                                        ---------     ---------

Current liabilities:
        Current maturities of long-term debt                2,651         2,747
        Short-term borrowings                              23,195        13,999
        Accounts payable                                   27,537        26,748
        Accrued expenses and other liabilities             18,881        19,217
                                                        ---------     ---------
              Total current liabilities                    72,264        62,711

Unamortized investment tax credits                          3,089         3,096
Deferred income taxes                                      26,457        25,796
Regulatory and other liabilities                           22,797        22,544
Advances for construction                                 105,949       105,556
Contributions in aid of construction                       58,850        58,879
                                                        ---------     ---------
                                                        $ 656,885     $ 645,507
                                                        =========     =========

See accompanying notes to condensed consolidated financial statements.

CONSOLIDATED STATEMENT OF INCOME
(In thousands, except per share data)

For the three months ended:                                   June 30,  June 30,
                                                                2000      1999
                                                                ----      ----

Operating revenue                                             $65,963    $59,232
                                                              -------    -------
Operating expenses:
             Operations                                        44,019     38,331
             Maintenance                                        2,392      2,403
             Depreciation and amortization                      4,742      4,264
             Income taxes                                       3,387      3,657
             Property and other taxes                           2,446      2,137
                                                              -------    -------
                        Total operating expenses               56,986     50,792
                                                              -------    -------

                        Net operating income                    8,977      8,440

Other income and expenses, net                                    623      1,279
                                                              -------    -------
                        Income before interest expense          9,600      9,719
                                                              -------    -------

Interest expense:
             Long-term debt interest                            3,313      3,415
             Other interest                                       534        215
                                                              -------    -------
                        Total interest expense                  3,847      3,630
                                                              -------    -------

Net income                                                    $ 5,753    $ 6,089
                                                              =======    =======

Basic and diluted earnings per share
             of common stock                                  $  0.38    $  0.40
                                                              =======    =======
Average number of common shares
             outstanding - basic                               15,118     15,090
                                                              =======    =======
                         - diluted                             15,149     15,092
                                                              =======    =======
Dividends per share of common stock                           $0.2750    $0.2713
                                                              =======    =======

See accompanying notes to condensed consolidated financial statements.

CALIFORNIA WATER SERVICE GROUP
CONSOLIDATED STATEMENT OF INCOME
(In thousands, except per share data)

For the six months ended:                                    June 30,   June 30,
                                                               2000       1999
                                                               ----       ----

Operating revenue                                            $112,689   $104,890
                                                             --------   --------
Operating expenses:
             Operations                                        75,411     68,237
             Maintenance                                        5,144      4,744
             Depreciation and amortization                      9,213      8,726
             Income taxes                                       4,338      5,194
             Property and other taxes                           4,705      4,348
                                                             --------   --------
                        Total operating expenses               98,811     91,249
                                                             --------   --------

                        Net operating income                   13,878     13,641

Other income and expenses, net                                    952      2,498
                                                             --------   --------
                        Income before interest expense         14,830     16,139
                                                             --------   --------

Interest expense:
             Long-term debt interest                            6,630      6,487
             Other interest                                       914        695
                                                             --------   --------
                        Total interest expense                  7,544      7,182
                                                             --------   --------

Net income                                                   $  7,286   $  8,957
                                                             ========   ========

Basic and diluted earnings per share
             of common stock                                 $   0.48   $   0.59
                                                             ========   ========
Average number of common shares
             outstanding - basic                               15,106     15,089
                                                             ========   ========
                         - diluted                             15,148     15,094
                                                             ========   ========
Dividends per share of common stock                          $ 0.5500   $ 0.5425
                                                             ========   ========

See accompanying notes to condensed consolidated financial statements.

CALIFORNIA WATER SERVICE GROUP
CONSOLIDATED STATEMENT OF INCOME
(In thousands, except per share data)

For the twelve months ended:                                 June 30,   June 30,
                                                               2000      1999
                                                               ----      ----

Operating revenue                                            $242,736   $227,017
                                                             --------   --------
Operating expenses:
             Operations                                       160,080    145,166
             Maintenance                                        9,909      9,545
             Depreciation and amortization                     17,733     16,901
             Income taxes                                      12,659     13,334
             Property and other taxes                           9,496      8,865
                                                             --------   --------
                        Total operating expenses              209,877    193,811
                                                             --------   --------

                        Net operating income                   32,859     33,206

Other income and expenses, net                                  1,967      3,534
                                                             --------   --------
                        Income before interest expense         34,826     36,740
                                                             --------   --------

Interest expense:
             Long-term debt interest                           13,226     12,504
             Other interest                                     1,300      1,417
                                                             --------   --------
                        Total interest expense                 14,526     13,921
                                                             --------   --------

Net income                                                   $ 20,300   $ 22,819
                                                             ========   ========

Basic and diluted earnings per share
             of common stock                                 $   1.33   $   1.51
                                                             ========   ========
Average number of common shares
             outstanding - basic                               15,098     15,051
                                                             ========   ========
                         - diluted                             15,150     15,060
                                                             ========   ========
Dividends per share of common stock                          $ 1.0925   $ 1.0775
                                                             ========   ========

See accompanying notes to condensed consolidated financial statements.

CALIFORNIA WATER SERVICE GROUP
CONSOLIDATED STATEMENT OF CASH FLOWS
For the six months ended

(In thousands)
                                                           June 30,     June 30,
                                                             2000         1999
                                                             ----         ----
Operating activities
     Net income                                            $  7,286    $  8,957
                                                           --------    --------
     Adjustments to reconcile net income to net cash
        provided by operating activities:
         Depreciation and amortization                        9,213       8,726
         Deferred income taxes, investment tax credits
             regulatory assets and liabilities, net             812       2,757
         Changes in operating assets and liabilities:
             Receivables                                     (2,029)     (3,660)
             Unbilled revenue                                (1,188)     (2,067)
             Accounts payable                                   789       7,194
             Other current liabilities                         (336)     (1,100)
             Other changes, net                                  42          30
                                                           --------    --------
             Net adjustments                                  7,303      11,880
                                                           --------    --------
               Net cash provided by operating activities     14,589      20,837
                                                           --------    --------
Investing activities:
     Utility plant expenditures                             (18,006)    (17,539)
                                                           --------    --------
Financing activities:
     Net short-term borrowings                                9,196     (14,852)
     Net long-term debt                                         510      19,959
     Issuance of common stock                                   644        --
     Advances for construction                                2,827       3,293
     Refunds of advances for construction                    (2,016)     (2,000)
     Contributions in aid of construction                       765       1,279
     Dividends paid                                          (7,982)     (7,671)
                                                           --------    --------
               Net cash provided by financing activities      3,944           8
                                                           --------    --------

Change in cash and cash equivalents                             527       3,306
Cash and cash equivalents at beginning of period              2,379       1,760
                                                           --------    --------
Cash and cash equivalents at end of period                 $  2,906    $  5,066
                                                           ========    ========


See accompanying notes to condensed consolidated financial statements.

              Notes to Condensed Consolidated Financial Statements

1. The Merger between California Water Service Group (Company) and Dominguez Services Corporation (Dominguez) was completed on May 25, 2000. Dominguez' primary operations are as a regulated water utility. The merger was accounted for as a pooling of interests. Accordingly, the Company's interim financial statements and footnotes presented in this report have been restated to include the accounts and results of Dominguez as if the merger had been completed as of the beginning of the earliest period presented. Certain reclassifications were made to the historic financial statements of the companies to conform presentation.

2. To complete the Merger with Dominguez, the Company issued 2,210,254 shares of its common stock to Dominguez shareholders. There were no intercompany transactions as a result of the Merger. For the periods indicated below, the Company and Dominguez reported the following items:

                                             Unaudited - In Thousands
                                             ------------------------
                     3 months     3 months     6 months      6 months    12 months    12 months
                        Ended        Ended        Ended         Ended        Ended        Ended
                      6-30-00      6-30-99      6-30-00       6-30-99      6-30-00      6-30-99
                      -------      -------      -------       -------      -------      -------
     Revenue:
       Company        $57,962      $52,111      $98,457       $91,965     $212,932     $200,428
       Dominguez        8,001        7,121       14,232        12,925       29,804       26,589
                     --------     --------     --------      --------     --------     --------
                      $65,963      $59,232     $112,689      $104,890     $242,736     $227,017

     Net income:
       Company         $4,936       $5,649       $6,139        $8,271      $17,787      $21,858
       Dominguez          817          440        1,147           686        2,513          961
                     --------     --------      -------      --------    ---------   ----------
                       $5,753       $6,089       $7,286        $8,957      $20,300      $22,819

         Dominguez previously reported the net of tax extraordinary items related to merger transaction expenses. For reporting purposes, the Company reclassified the extraordinary items into "Operating expenses" under "Operations" in the financial statements filed as part of this 10Q report. The reclassified amounts were for the: three months ended June 30, 1999, $91,000; six months ended June 30, 2000, $167,000; six months ended June 30, 1999, $114,000; twelve months ended June 30, 2000, $334,000; twelve months ended June 30, 1999, $0.

         No adjustments were made to the Dominguez net assets to adopt the same accounting practices of the Company. Dominguez previously reported $1,542,000 of common stock that was reclassified by the Company to paid in capital in accordance with the Company's financial statement presentation. The Company and Dominguez each had December 31 year-ends, therefore no adjustment was required to retained earnings due to a change in fiscal year-ends.

3. Due to the seasonal nature of the water business, the results for interim periods are not indicative of the results for a twelve month period.

4. The interim financial statements are unaudited. In the opinion of management, the accompanying financial statements reflect all adjustments which are necessary to provide a fair statement of the results for the periods covered. The adjustments consist only of normal recurring adjustments.

5. Basic earnings per share is calculated by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated by dividing income available to common stockholders by the weighted average number of common shares outstanding and potentially dilutive shares.

6. Refer to 1999 Annual Report on Form 10-K for a summary of significant accounting policies and detailed information regarding the financial statements.

7. The Company operates primarily in one business segment providing water utility services.