Form 10-Q
period 2000-09-30
CALIFORNIA WATER SERVICE GROUP
filed 2000-11-13
CIK 1035201

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000
                                            OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ___________________

Commission file number 1-13883
                       --------------------------------------------------


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

APPLICABLE ONLY TO ISSURERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ___ No ___


APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common shares outstanding as of October 31, 2000 - 15,145,866. This form 10-Q contains a total of 15 pages.

PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements

         The financial statements presented in this 10Q filing have been prepared by management and have not been audited.

CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATED BALANCE SHEET
(In thousands)


                                                        Sept. 30,     Dec. 31,
                                                           2000         1999
                                                        ---------     ---------

ASSETS
Utility plant:
         Utility plant                                  $ 839,966     $ 812,686
         Less depreciation and amortization               264,757       248,296
                                                        ---------     ---------
              Net utility plant                           575,209       564,390
                                                        ---------     ---------

Current assets:
         Cash and cash equivalents                          1,144         2,379
         Receivables                                       21,895        19,110
         Unbilled revenue                                  10,976         8,199
         Materials and supplies at average cost             2,390         2,247
         Taxes and other prepaid expenses                   5,910         6,416
                                                        ---------     ---------
              Total current assets                         42,315        38,351
                                                        ---------     ---------

Other assets:
         Regulatory assets                                 38,057        37,441
         Deferred assets                                    5,333         5,325
                                                        ---------     ---------
              Total other assets                           43,390        42,766
                                                        ---------     ---------
                                                        $ 660,914     $ 645,507
                                                        =========     =========

CAPITALIZATION AND LIABILITIES
Capitalization:
         Common stock, $.01 par value                   $     151     $     151
         Additional paid-in capital                        49,984        49,340
         Retained earnings                                149,915       145,610
         Accumulated other comprehensive loss                (517)         (517)
                                                        ---------     ---------
              Total common stockholders' equity           199,533       194,584
         Preferred stock                                    3,475         3,475
         Long-term debt, less current maturities          169,470       168,866
                                                        ---------     ---------
              Total capitalization                        372,478       366,925
                                                        ---------     ---------

Current liabilities:
         Current maturities of long-term debt               2,651         2,747
         Short-term borrowings                             14,399        13,999
         Accounts payable                                  29,938        26,748
         Accrued expenses and other liabilities            28,628        19,217
                                                        ---------     ---------
              Total current liabilities                    75,616        62,711

Unamortized investment tax credits                          3,087         3,096
Deferred income taxes                                      25,279        25,796
Regulatory and other liabilities                           20,430        22,544
Advances for construction                                 104,996       105,556
Contributions in aid of construction                       59,028        58,879
                                                        ---------     ---------
                                                        $ 660,914     $ 645,507
                                                        =========     =========


See accompanying notes to condensed consolidated financial statements.

CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATED STATEMENT OF INCOME
(In thousands, except per share data)

For the three months ended:                              Sept. 30,     Sept. 30,
                                                            2000         1999
                                                          -------      -------
Operating revenue                                         $76,580      $72,280
                                                          -------      -------
Operating expenses:
         Operations                                        48,197       45,813
         Maintenance                                        2,863        2,486
         Depreciation and amortization                      4,567        4,267
         Income taxes                                       5,861        5,426
         Property and other taxes                           2,310        2,366
                                                          -------      -------
              Total operating expenses                     63,798       60,358
                                                          -------      -------

              Net operating income                         12,782       11,922

Other income and expenses, net                                358          319
                                                          -------      -------
              Income before interest expense               13,140       12,241
                                                          -------      -------

Interest expense:
         Long-term debt interest                            3,276        3,338
         Other interest                                       659          197
                                                          -------      -------
              Total interest expense                        3,935        3,535
                                                          -------      -------

Net income                                                $ 9,205      $ 8,706
                                                          =======      =======

Basic and diluted earnings per share
         of common stock                                  $  0.60      $  0.57
                                                          =======      =======
Average number of common shares
         outstanding - basic                               15,146       15,090
                                                          =======      =======
                     - diluted                             15,199       15,092
                                                          =======      =======
Dividends per share of common stock                       $0.2750      $0.2713
                                                          =======      =======


See accompanying notes to condensed consolidated financial statements.

CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATED STATEMENT OF INCOME
(In thousands, except per share data)

For the nine months ended:                                Sept. 30,    Sept. 30,
                                                             2000         1999
                                                           --------     --------
Operating revenue                                          $189,239     $177,140
                                                           --------     --------
Operating expenses:
         Operations                                         123,122      113,596
         Maintenance                                          8,463        7,655
         Depreciation and amortization                       13,781       12,993
         Income taxes                                        10,199       10,619
         Property and other taxes                             7,014        6,714
                                                           --------     --------
              Total operating expenses                      162,579      151,577
                                                           --------     --------

              Net operating income                           26,660       25,563

Other income and expenses, net                                1,310        2,818
                                                           --------     --------
              Income before interest expense                 27,970       28,381
                                                           --------     --------

Interest expense:
         Long-term debt interest                              9,772        9,708
         Other interest                                       1,707        1,011
                                                           --------     --------
              Total interest expense                         11,479       10,719
                                                           --------     --------

Net income                                                 $ 16,491     $ 17,662
                                                           ========     ========

Basic and diluted earnings per share
         of common stock                                   $   1.08     $   1.16
                                                           ========     ========
Average number of common shares
         outstanding - basic                                 15,119       15,089
                                                           ========     ========
                     - diluted                               15,166       15,094
                                                           ========     ========
Dividends per share of common stock                        $ 0.8250     $ 0.8138
                                                           ========     ========


See accompanying notes to condensed consolidated financial statements.

CALIFORNIA WATER SERVICE GROUP
CONSOLIDATED STATEMENT OF CASH FLOWS
For the nine months ended

(In thousands)
                                                                            Sept. 30,      Sept. 30,
                                                                               2000          1999
                                                                             --------      --------
Operating activities
         Net income                                                          $ 16,491      $ 17,662
                                                                             --------      --------
         Adjustments to reconcile net income to net cash
            provided by operating activities:
              Depreciation and amortization                                    13,781        12,993
              Deferred income taxes, investment tax credits
                 regulatory assets and liabilities, net                        (3,256)         (984)
              Changes in operating assets and liabilities:
                 Receivables                                                   (2,785)       (5,883)
                 Unbilled revenue                                              (2,777)       (2,189)
                 Accounts payable                                               3,190         9,009
                 Other current liabilities                                      9,411        11,266
                 Other changes, net                                             1,299           704
                                                                             --------      --------
                    Net adjustments                                            18,863        24,916
                                                                             --------      --------
                       Net cash provided by operating activities               35,354        42,578
                                                                             --------      --------
Investing activities:
         Utility plant expenditures                                           (27,329)      (29,983)
                                                                             --------      --------
Financing activities:
         Net short-term borrowings                                                400       (22,908)
         Net long-term debt                                                       508        19,953
         Issuance of common stock                                                 644          --
         Advances for construction                                              3,144         5,896
         Refunds of advances for construction                                  (2,886)       (3,151)
         Contributions in aid of construction                                   1,116         2,230
         Dividends paid                                                       (12,186)      (11,507)
                                                                             --------      --------
             Net cash used in financing activities                             (9,260)       (9,487)
                                                                             --------      --------

Change in cash and cash equivalents                                            (1,235)        3,108
Cash and cash equivalents at beginning of period                                2,379         1,760
                                                                             --------      --------
Cash and cash equivalents at end of period                                   $  1,144      $  4,868
                                                                             ========      ========

See accompanying notes to condensed consolidated financial statements.

              Notes to Condensed Consolidated Financial Statements

1. The Merger between California Water Service Group (Company) and Dominguez Services Corporation (Dominguez) was completed on May 25, 2000. Dominguez' primary operations are as a regulated water utility. The merger was accounted for as a pooling of interests. Accordingly, the Company's previously issued interim financial statements and footnotes presented in this report have been restated to include the accounts and results of Dominguez as if the merger had been completed as of the beginning of the earliest period presented. Certain reclassifications were made to the historic financial statements of the companies to conform presentation.

2. To complete the Merger with Dominguez, the Company issued 2,210,254 shares of its common stock to Dominguez shareholders. There were no intercompany transactions as a result of the Merger. For the periods indicated below, the Company and Dominguez reported the following items:

                                          Unaudited - In Thousands
                           -----------------------------------------------------
                           3 months       3 months       9 months       9 months
                             Ended          Ended          Ended          Ended
                            9-30-00        9-30-99        9-30-00        9-30-99
                           --------       --------       --------       --------
Revenue:
  Company                  $ 76,580       $ 64,021       $175,007       $155,986
  Dominguez                    --            8,259         14,232         21,154
                           --------       --------       --------       --------
                           $ 76,580       $ 72,280       $189,239       $177,140

Net income:
  Company                  $  9,205       $  8,020       $ 15,344       $ 16,290
  Dominguez                    --              686          1,147          1,372
                           --------       --------       --------       --------
                           $  9,205       $  8,706       $ 16,491       $ 17,662


               The results for the three months ended September 30, 2000 are reported by the Company on a consolidated basis including Dominguez results from operations.

               Dominguez previously reported merger transaction expenses related to the merger as net of tax extraordinary items in its income statements. For reporting purposes, the Company reclassified the expense portion of the extraordinary items into "Operating expenses" under "Operations" and the income tax portion into "Income taxes" in the financial statements filed as part of this 10Q. The reclassified amounts as previously reported by Dominguez, net of tax, were for the: three months ended September 30, 1999, $21,000; nine months ended September 30, 2000, $167,000; nine months ended September 30, 1999, $134,000.

               No adjustments were made to the Dominguez net assets to adopt the same accounting practices of the Company. Dominguez previously reported $1,542,000 of common stock that was reclassified by the Company to paid-in capital in accordance with the Company's financial statement presentation. The Company and Dominguez each had December 31 year-ends, therefore no adjustment was required to retained earnings due to a change in fiscal year-ends.

3. Due to the seasonal nature of the water business, the results for interim periods are not indicative of the results for a twelve-month period.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS

         This Form 10-Q filing of California Water Service Group (Company) contains forward looking statements as described in our Form 10-K filing. The forward looking statements are intended to qualify for the "safe harbor" established by the Private Securities Litigation Reform Act of 1995. Forward looking statements generally contain words or phrases such as anticipates, assumes, believes, expects, estimates, projects and based on management's judgement. Statements that describe goals, objectives, plans or expectations are also forward looking. Actual results may vary materially from what is contained in a forward looking statement. Factors which may cause a different than expected or anticipated result include regulatory decisions, new legislation, litigation settlements, increases in supplier prices, the adequacy of water supplies, changes in environmental compliance requirements, acquisitions, changes in customer water use patterns and the impact of weather on operating results.

PRESENTATION

         Prior period financial and operating amounts have been restated to give retroactive effect to the Company's merger with Dominguez Services Corporation (Dominguez) which was completed in the prior quarter and the merger with two Washington state companies that were completed in the quarter ended December 31, 1999. Each of the mergers was completed under pooling-of-interest accounting rules.

RESULTS OF THIRD QUARTER OPERATIONS

         Third quarter net income was $9,205,000, equivalent to $0.60 per common share. This represents a $0.03 increase from the $0.57 earned in last year's third quarter.

         Operating revenue increased $4,300,000 to $76,580,000. There was little rainfall in either quarter, however, temperatures were slightly warmer this year causing an increase in customer usage throughout the service territories. Average revenue per customer increased $8.96 or 5%. 6,500 new customers were added in the last twelve months. A breakdown of the increase in operating revenue is presented in the following table:

Increased consumption                                                 $2,857,000
Rate increases                                                           721,000
Usage by new customers                                                   722,000
                                                                      ----------
     Net revenue increase                                             $4,300,000
                                                                      ==========

         Total operating expenses were $63,798,000 in 2000 versus $60,358,000 in 1999, a 6% increase.

         Water production costs, which are the largest components of total operating expenses, include purchased water, purchased power and pump taxes. They accounted for 50% of total operating expenses and increased 4% compared to last year. Well production provided 53% of the supply with 46% purchased from wholesale suppliers and the remaining 1% obtained from surface supplies. The components of water production costs for the third quarter and the changes from last year are shown in the table below:

                                               2000 Costs              Change
                                              -----------           -----------
Purchased water                               $23,877,000           $ 1,357,000
Purchased power                                 5,895,000               281,000
Pump taxes                                      1,955,000              (466,000)
                                              -----------           -----------
     Total                                    $31,727,000           $ 1,172,000
                                              ===========           ===========

         The purchased water increase was primarily attributable to wholesale water suppliers' rates increases and a 1% increase in water purchases. The three San Francisco Peninsula districts which obtain most of their supply from the San Francisco Water Department experienced a 5% wholesale rate increase in June. Five other districts were impacted by wholesaler water rate increases ranging from 2% to 7% since last year's third quarter. Purchased water cost increases are generally passed on to retail customers through the balancing account procedures allowed by the California Public Utilities Commission ("CPUC"). Pump taxes decreased because of a source of supply shift from well water to purchased water in certain districts that have pump taxes in effect.

         Other operations expense categories increased $1,212,000. The impact of a general wage increase, which was effective at the start of the year, additional hours worked and increases in related employee benefits expenses were significant factors in the increase. During the quarter, $167,000 in Dominguez merger expenses were paid compared to $25,000 last year. This year's expenses were mainly for legal fees.

         Depreciation and amortization expense increased $300,000 mainly due to a greater depreciable plant investment and increased depreciation expense authorized by the CPUC in rate case decisions. The additional expense is reflected in customer rates. Federal and state income taxes increased $435,000 because of higher pretax income.

         Other income and expenses was $358,000 compared to $319,000 last year. No property sales were completed during the third quarter in either year, however, work continues on completing sales of non-operating property. The next property sales, as part of the Company's ongoing program, are expected to close in the first half of 2001 and could generate pretax income of about $5,000,000.

RESULTS FOR THE NINE MONTHS

         Net income for the nine months ending September 30, 2000 was $16,491,000, equivalent to $1.08 per common share compared to the $1.16 earned for the same period last year. As discussed below, the earnings comparison was impacted by Dominguez merger costs and last year's gains from the real estate program.

         Operating revenue increased $12,099,000 to $189,239,000. The higher revenue was primarily due to increased customer usage. Since January 1, 2000, 4,800 new customers have been added. Average consumption per metered customer increased 5% from last year and average revenue per customer increased $24.61 or 6%. A breakdown of the increase in operating revenue is accounted for in the following table:

Increased consumption                                                $ 9,090,000
Rate increases                                                         1,399,000
Usage by new customers                                                 1,610,000
                                                                     -----------
       Net revenue increase                                          $12,099,000
                                                                     ===========

         Total operating expenses increased 7%.

         Water production was 6% more than last year. Well production provided 51% of the supply with 48% purchased from wholesale suppliers and 1% produced through a local watershed. Because of the increase in production, water production costs that include purchased water, purchased power and pump taxes were up $4,972,000. The components of water production expense and the changes from last year are shown in the table below:

                                                         Year to Date
                                              ---------------------------------
                                               2000 Costs              Change
                                              -----------           -----------
Purchased water                               $56,891,000           $ 4,669,000
Purchased power                                11,892,000               738,000
Pump taxes                                      5,123,000              (435,000)
                                              -----------           -----------
         Total                                $73,907,000           $ 4,972,000
                                              ===========           ===========

         In addition to water production costs, other operations expense categories increased $4,554,000. The impact of the 3.0% general wage increase, which was effective at the start of the year, additional hours worked and increases in related employee benefits increased operating expenses. During 2000, $2,718,000 in expenses related to the Dominguez merger were recorded compared to $254,000 in 1999. This year's expenses include success fees paid to the investment bankers that represented the Company and Dominguez in the transaction, severance payments to certain Dominguez employees who chose not to continue employment with the Company, and legal and accounting fees. Last year, the costs related to legal and accounting fees. Legal fees in 2000 also increased due to expenses incurred for the Delaware reincorporation. The CPUC reimbursement fee which is based on operating revenue increased because of higher customer billings.

         Maintenance expense was higher due to work at pump stations and more main repairs this year.

         Depreciation and amortization expense increased due to increased depreciation expense authorized by the CPUC in rate case decisions and a greater depreciable plant investment. The additional expense is reflected in customer rates.

         Federal and state income taxes were lower due to a decline in pretax income.

         Net other income was $1,310,000 compared to $2,818,000 last year. Other income in 2000 included $1,576,000 from nonregulated operations. In 1999, other income included approximately $1,300,000 in gains from the sales of non-operating properties. There were no corresponding property sales completed this year.

REGULATORY MATTERS

         New water rates for the City of Hawthorne water system that the Company operates under a long-term lease became effective in early August 2000. The rates are expected to add $300,000 in annual revenue in their first full year. Step rate increases of $185,000 each will be effective on July 1, 2001 and 2002. Additionally, there will be a surcharge added to customer bills for a two-year period starting in August 2001 designed to produce $448,000 in annual revenue.

         Effective in August 2000, offset rate increases to recover increases in water production expenses became effective in four California Water Service Company ("Cal Water") districts. These rate increases will generate an estimated $1,100,000 in additional 2000 revenue and $2,800,000 on an annualized basis.

         Prior to its merger with the Company, Dominguez had filed a general rate increase application with the CPUC. The application was unrelated to the merger. A CPUC decision was issued in October 2000 authorizing an increase in customer rates and granting a return on equity of 9.95%. For 2000, an estimated $188,000 in new revenue is expected. For 2001, $1,694,000 in new revenue is expected to be generated from the rate increase.

         The Company's regulatory staff reviewed 15 Cal Water districts that were eligible for general rate filings this year. Based on current earnings levels, projected expense increases and expected capital expenditures, applications will be filed for three districts representing about 25% of total Cal Water customers. The requested increase would provide $3,400,000 in new revenue in 2001 and $7,200,000 in 2002. The applications, which request a return on common equity of 10.75%, were filed in July and decisions are expected during the second quarter 2001.

         Washington   Water  Service   Company  will  be  filing   general  rate
applications requesting $400,000 in additional revenue before year-end.

LIQUIDITY

         On October 24, 2000, the Company completed the issuance of $20 million Series C Senior Notes at an interest rate of 8.15%. The notes were issued to institutional investors. Proceeds from the notes were used to eliminate current short-term bank borrowings and to fund a portion of the 2000 construction program.

         Interest expense on long-term debt decreased by $62,000 for the third quarter as compared to 1999's quarter. The decrease resulted from a reduction in outstanding first mortgage bonds due to sinking fund payments made in November 1999.

         Short-term interest expense increased $462,000 because of increased borrowings this year. In March 1999, the Series B senior notes were issued. The proceeds were used to reduce short-term bank borrowings and as a result also reduced short-term interest expense. At September 30, 2000, $14.4 million was outstanding under short-term borrowing arrangements at an effective interest rate of 8%. At September 30, 1999, there were no short-term borrowings.

         The third quarter common dividend was paid on August 15, 2000 at $0.275 per share. The $0.275 represents a $0.00375 or 1.4% increase in the quarterly dividend rate from last year as approved by the Board of Directors at their January meeting. Annualized, the 2000 dividend rate is $1.10 per common share compared to $1.085 in 1999. Based on the 12-month earnings per share at September 30, 2000, the dividend payout ratio is 80%. At their October 18, 2000 meeting, Directors declared the fourth quarter dividend payable November 15, 2000.

         Preferred dividends were paid in the third quarter on August 15, 2000. The regular third quarter dividend was declared by the Board, payable November 15, 2000.

         Book value per common share was $13.17 at September 30, 2000 compared to $12.90 a year earlier.

         During the quarter, utility plant expenditures totaled $10,024,000 for additions to and replacements of utility plant. The 2000 Company construction budget is $38,000,000.

DOMINGUEZ INTEGRATION

         For operating and reporting purposes, Dominguez became a district of Cal Water when the merger was completed.

         A team consisting of representatives from the two companies worked to accomplish a smooth transition. To maximize operating efficiencies, the Company is moving forward to consolidate the Dominguez, Hermosa-Redondo and Palos Verdes district operations at a single location. The combined customer and operation center is being constructed by a third party contractor. Arrangements have been made to finance the new facility through a tax free property exchange with the contractor. Under the tax free exchange arrangement, the Company will exchange vacated properties in the three districts noted above with the contractor for the new facility. Occupancy is expected before the end of 2001

WATER SUPPLY

         The Company believes that its various sources of water supply are sufficient to meet customer demand for the remainder of the year. Historically, approximately half of the water source is purchased from wholesale suppliers with the other half pumped from wells. A small portion is developed through surface supplies on the San Francisco Peninsula and in the Bakersfield district.

         Storage in California reservoirs exceeded historic average. Groundwater levels in all districts remain adequate. An abundant mountain snowpack provides runoff to streams and reservoirs as it melts during the summer months.

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

         Exhibit 27, Financial Data Schedule for the quarter ended September 30, 2000

(b) As a result of the merger of the Company and Dominguez Services Corporation effective on May 25, 2000, an 8K-A, Amendment #1, was filed on August 4, 2000 to present the Company's audited supplemental consolidated balance sheet as of December 31, 1999 and 1998, and related supplemental consolidated statements of income, common stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1999.

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

November 2, 2000

                              /s/ Gerald F. Feeney
                                Gerald F. Feeney
                     Vice President, Chief Financial Officer
                                  and Treasurer