Form 10-K405
period 2000-12-31
CALIFORNIA WATER SERVICE GROUP
filed 2001-03-27
CIK 1035201

UNITED STATES SECURITIES AND EXCHANGE
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2000
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

The aggregate market value of the voting stock held by non-affiliates of the Registrant - $380,919,000 on February 23, 2001.

Common stock outstanding at February 23, 2001 -15,145,866 shares.

                                  EXHIBIT INDEX

The exhibit index to this Form 10-K is on page 28.

                       DOCUMENTS INCORPORATED BY REFERENCE

Designated portions of Registrant's Annual Report to Stockholders for the calendar year ended December 31, 2000 (2000 Annual Report) are incorporated by reference in Part I (Item 1), Part II (Items 5, 6, 7 and 8) and in Part IV (Item 14(a)(1)).

Designated portions of the Registrant's Proxy Statement ("Proxy Statement"), dated March 16, 2001, relating to the 2001 annual meeting of stockholders are incorporated by reference in Part III (Items 10, 11 and 12) as of the date the Proxy Statement was filed with the Securities and Exchange Commission (SEC). The Proxy Statement was filed with the SEC via EDGAR on March 9, 2001.

                                TABLE OF CONTENTS




PART I
     Item  1.    Business............................................          5
                 Forward Looking Statements..........................          5
           a.    General Development of Business.....................          5
                 Rates and Regulation................................          6
           b.    Financial Information about
                     Industry Segments...............................          8
           c.    Narrative Description of Business...................          8
                 Geographical Service Areas and
                     Number of Customers at Year-end.................          9
                 Water Supply........................................         10
                 Nonregulated Operations.............................         13
                  Utility Plant Construction Program
                     and Acquisitions................................         14
                     Quality of Water Supplies.......................         14
                 Competition and Condemnation........................         15
                 Environmental Matters...............................         15
                 Human Resources.....................................         16
           d.    Financial Information about Foreign and
                     Domestic Operations and Export Sales............         16

     Item  2.    Properties..........................................         16

     Item  3.    Legal Proceedings...................................         17

     Item  4.    Submission of Matters to a Vote of
                     Security Holders................................         17

     Executive Officers of the Registrant............................         18

PART II

     Item  5.    Market for Registrant's Common Equity
                     and Related Stockholder Matters.................         20

     Item  6.    Selected Financial Data.............................         20

     Item  7.    Management's Discussion and Analysis of
                     Financial Condition and Results of
                     Operations......................................         20

     Item 7A.    Quantitative and Qualitative Disclosures About
                 Market Risk.........................................         20

     Item  8.    Financial Statements and Supplementary Data.........         20

     Item  9.    Changes in and Disagreements with
                     Accountants on Accounting and
                     Financial Disclosure............................         20

PART III

     Item 10.    Directors and Executive Officers
                     of the Registrant...............................         21

     Item 11.    Executive Compensation..............................         21

     Item 12.    Security Ownership of Certain
                     Beneficial Owners and Management................         21

     Item 13.    Certain Relationships and Related
                     Transactions....................................         21


PART IV

     Item 14.    Exhibits, Financial Statement Schedules, and
                     Reports on Form 8-K.............................         22

Report of Independent Public Accountants.............................         23

Independent Auditors' Report.........................................         24

Schedules............................................................         25

Signatures...........................................................         26

Exhibit Index........................................................         28

                                     PART I

Item 1   Business.

         Forward Looking Statements
         This report, including the sections incorporated by reference, contains forward-looking statements intended to qualify for "safe harbor" within the meaning of the Federal securities laws as established by the Private Securities Litigation Reform Act of 1995. Such statements are based on currently available information, expectations, estimates, assumptions and projections, and management's judgment about California Water Service Group (Company), the water utility industry and general economic conditions. Words such as expects, intends, plans, believes, estimates, anticipates or variations of such words or similar expressions are intended to identify forward-looking statements. The forward-looking statements are not guarantees of future performance. Actual results may vary materially from what is contained in a forward-looking statement. Factors which may cause a result different than expected or anticipated include governmental and regulatory commissions' decisions, new legislation, increases in suppliers' prices and the availability of supplies, changes in environmental compliance requirements, acquisitions, the ability to successfully implement business plans, changes in customer water use patterns and the impact of weather on operating results. The Company assumes no obligation to provide public updates of forward-looking statements.

    a.  General Development of Business

         California Water Service Company (Cal Water) began business in 1926. On December 31, 1997, California Water Service Group was formed as the parent company of Cal Water and a second subsidiary, CWS Utility Services (Utility Services). In 1999, the Company acquired Harbor Water Company and South Sound Utility Company. These two companies were merged to form Washington Water Service Company (Washington Water). New Mexico Water Service Company (New Mexico Water) was created during 2000.

         During 2000, the Company completed the largest acquisition in its history with the issuance of 2,210,000 shares of common stock in exchange for all of the outstanding shares of Dominguez Services Corporation. The acquisition which was accounted for as a pooling of interests was completed on May 25, 2000. The financial statements have been restated to include the Dominguez accounts in the current and prior periods.

         Cal Water's regulated operations are subject to the jurisdiction of the California Public Utilities Commission (CPUC). Washington Water's regulated operations are subject to the jurisdiction of the Washington Utilities and Transportation Commission (WUTC). Both companies also provide nonregulated water service under operation and maintenance agreements. Jointly the CPUC and WUTC are referred to as the Commissions. New Mexico Water was formed to conduct both regulated and non-regulated water operations. Utility Services provides nonregulated water operations and related utility services under agreements with other private operators and municipalities. Nonregulated operations are described in Item 1.c., "Narrative Description of Business - Nonregulated Operations."

         Upon formation of the holding company structure on December 31, 1997, each share of Cal Water common stock was exchanged on a two-for-one basis for the Company's common stock. Per share data was restated where necessary to reflect the effective two-for-one stock split. Each share of Cal Water preferred stock was converted into one share of the Company's preferred stock. To maintain relative voting strength, the number of votes to which each preferred share is entitled was doubled from eight to sixteen.

         Cal Water, a California Corporation, is the largest investor-owned water company in California and the third largest in the United States. It provides water service to 431,900 residential, commercial, public authority and industrial customers in 96 California cities and communities through 25 separate water systems or districts. In its 24 regulated systems, which serve 425,800 customers, rates and operations are subject to the jurisdiction of CPUC. An additional 6,100 customers receive service through a long-term lease of the City of Hawthorne water system, which is not subject to CPUC regulation.

         Washington Water is the largest investor owned water utility in the state. It is incorporated under the laws of the state of Washington. Washington Water provides water service to 12,500 customers subject to the regulation of the WUTC. An additional 2,400 customers are served under operating agreements with privately owned system and are not subject to WUTC regulation.

         The Company's mailing address and principal executive offices are located at 1720 North First Street, San Jose, California 95112-4598; telephone number: 408-367-8200. The Company maintains a web site that can be accessed via the Internet at http://www.calwater.com.

         During the year ended December 31, 2000, there were no significant changes in the kind of products produced or services rendered by the Company or its operating subsidiaries, or in its markets or methods of distribution.

         Rates and Regulation
         Water utility rates and service for the regulated business are subject to the jurisdiction of the state regulatory Commissions. The Commissions' decisions and the timing of those decisions can have a significant impact on operations and earnings.

         Since the Company's 26 operating districts are not physically integrated, rates are set independently for each district. General office expenses and plant investments are considered separately and allocated ratably to the operating districts.

         General rate applications in California address district operating costs and capital requirements for a forward-looking three-year period. Rate decisions typically authorize an immediate rate increase and annual step rate increases for the three-year cycle. Step rate
         increases   are  designed  to  maintain  the  Return  on  Equity  (ROE)
         authorized in the initial decision in succeeding years. Annually, districts that are eligible for general rate case filings are reviewed by the Company's regulatory staff and filings, where appropriate, are submitted in July with a final decision expected in 10 months.
         Increases in purchased water, purchased power and pump taxes above levels considered in general rate applications are tracked in off-line balancing accounts. Existing CPUC procedures provide for offset rate adjustments to recover increases in those categories. Amounts recorded in balancing accounts can also be recovered in general rate case filings.

         In Washington, general rate applications can be submitted annually. Decisions are generally issued within four months after filing. Rates are set based on 12 months of historic data. The WUTC regulatory procedures do not provide for offset or step rate increases.

         Key factors considered in determining the need to file a rate application include:

         o current earnings of the district
         o expected future rates of return
         o cost of debt and equity capital
         o capital structure
         o future operating expectations
         o staffing requirements
         o water supply and water quality issues
         o additional capital expenditures

         Since the districts are on varying rate case cycles, the number of customers affected by filings varies from year-to-year. For example, the 1998 filings included 25 percent of the Company's regulated customers. No general rate applications were filed in 1999. Filings in 2000 involved 27 percent of the customers.

         On January 1, 2001, step rate increases which became effective in five districts are designed to produce annual revenue of $800,000.

         2001 Rate Application Filings
         During 2001, 19 California districts are eligible for general rate application filings. These districts which represent over 83% of the regulated customers in California will be reviewed to determine the need and appropriateness of a general rate application filing. Decisions in these applications are anticipated late in the second quarter of 2002. Additionally, the Company will determine the need to file a general rate application for the Washington operation. There can be no assurance that rate increases will be granted as requested.

         2000 Rate Application Filings
         The Company's regulatory staff reviewed 15 Cal Water districts that were eligible for general rate filings in 2000. Based on current earnings levels, projected expense increases and expected capital expenditures, applications were filed in July 2000 for three districts representing about 25% of Cal Water customers. The applications request a 10.75% Return on Equity (ROE) and would provide $3.4 million in new revenue in 2001 and $7.2 million in 2002. A CPUC decision is expected during the second quarter of 2001. There can be no assurance that rate increases will be granted as requested.

         A general rate case application was filed for Washington Water in late 2000. The WUTC issued its decision in February granting $105,000 in additional revenue.

         1999 Rate Application Filings
         During 1999, no general rate applications were filed for regulated customers. The Company's regulatory staff reviewed each of the eligible districts and determined that no general rate applications were warranted.

         A rate increase was submitted for the City of Hawthorne water system. The Hawthorne City Council exercised regulatory authority over the proceeding. After a series of hearings, new rates became effective in August 2000. The new rates will add revenue of $300,000 during the first twelve months following the decision. On July 1, 2001 and 2002, step rate increases that will produce $200,000 each in additional revenue will be effective. Additionally, a surcharge will be added to customer rates starting in August 2001 intended to generate $500,000 in annual revenue.

         1998 Rate Application Filings
         In 1998, 14 Cal Water districts plus General Office operations, were eligible for general rate filings. Earnings levels in those districts were reviewed and applications for additional rate consideration were filed with the CPUC in July 1998 for four districts and the Company's General Office. In January 1999, the Company reached agreement with the CPUC staff regarding the applications. The commission's decision approving the settlement was effective in May 1999 and generated
         $4,100,000 in additional revenue during the first twelve months following its effective date. A 9.55% ROE providing $1,915,000 in additional revenue was adopted in the decision. In addition, the decision provided another $2,180,000 in revenue for environmental compliance, specific capital expenditures, and recovery of General Office expenses. The additional revenue is not reflected in the 9.55% ROE calculation.

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


    b. Financial Information about Industry Segments

         The  Company  operates  in  one  business   segment,   the  supply  and
         distribution of water, and providing water related services.

    c. Narrative Description of Business

         The Company is the sole shareholder of its four operating subsidiaries:
         California Water Service Company, New Mexico Water Service Company, Washington Water Service Company and CWS Utility Services.

         The  Company's  business,  which is carried on  through  its  operating subsidiaries, consists of the production, purchase, storage, purification, distribution and sale of water for domestic, industrial, public and irrigation uses, and for fire protection. It also provides water related services under agreements with municipalities and other private companies. The nonregulated services include full water system operation, and billing and meter reading services.

         The results from the water business fluctuate according to the demand for water, which is often influenced by seasonal conditions, such as summer temperatures or the amount and timing of precipitation in the Company's service territories. Revenue, expenses and income are affected by the changes in water sales. Costs, such as payroll and benefits, depreciation, interest on long-term debt and property taxes, remain fairly constant despite variations in the amount of water sold. As a result, earnings are highest in the high use, warm weather, summer months and lowest in the cool winter months when most rainfall takes place in the Company's service territories.

         The Company distributes water in accordance with accepted water utility methods. Franchises and permits are held in the cities and communities where the Company operates. The franchises and permits allow the Company to operate and maintain facilities in public streets as necessary.

         The City of Hawthorne water system is operated under a 15-year lease that commenced in February 1996. In accordance with the lease agreement, the Company received all revenue from operating the system and is responsible for the operating costs. At the end of the lease, undepreciated capital improvements made by the Company will be purchased by the City. Under other contract arrangements, three municipally owned water systems, numerous privately owned water systems and two recycled water distribution systems are operated. Billing and customer services are also provided to a number of municipalities. These operations are discussed in more detail in a following section titled "Nonregulated Operations."

         The Company intends to continue to explore opportunities to expand its regulated and nonregulated businesses. The opportunities could include system acquisitions, lease arrangements similar to the City of Hawthorne contract, full service system operation and maintenance agreements, billing contracts and other utility related services. The Company believes that a holding company structure, as discussed above, makes it more competitive in providing nonregulated utility services, which would not be subject to Commission jurisdiction. The Company continually investigates new business opportunities in the western United States as evidenced by its expansion into the states of New Mexico and Washington.


         Geographical Service Areas and Number of Customers at Year-end
         The Company's principal markets for its services are users of water within the Company's service areas. The Company's geographical service areas or districts for both the regulated and nonregulated operations and the approximate number of customers served in each area at December
         31, 2000, are listed below.

         SAN FRANCISCO BAY AREA
           Mid-Peninsula (serving San Mateo and San Carlos)                       35,800
           South San Francisco (including Colma and Broadmoor)                    16,300
           Bear Gulch (serving Menlo Park, Atherton, Woodside
              and Portola Valley)                                                 21,500
           Los Altos (including portions of Cupertino, Los Altos Hills,
              Mountain View and Sunnyvale)                                        18,300
           Livermore                                                              17,200          109,100
                                                                                  ------

         SACRAMENTO VALLEY
           Chico (including Hamilton City)                                        23,300
           Oroville                                                                3,500
           Marysville                                                              3,800
           Dixon                                                                   2,800
           Willows                                                                 2,300
           Redwood Valley (Lucerne, Duncans Mills, Guerneville, Dillon
              Beach, portion of Santa Rosa                                         2,200           37,900
                                                                                 -------

         SALINAS VALLEY
           Salinas                                                                27,000
           King City                                                               2,200           29,200
                                                                                --------

         SAN JOAQUIN VALLEY
           Bakersfield                                                            83,300
           Stockton                                                               41,700
           Visalia                                                                30,400
           Selma                                                                   5,200
           Kern River Valley (Bodfish, Kernville, Lakeland, Mountain
              Shadows, Onyx, Squirrel Valley, South Lake and Wofford Heights)      4,600
           Antelope Valley (Fremont Valley, Lake Hughes, Lancaster and
              Leona Valley)                                                        1,700          166,900
                                                                                --------

         LOS ANGELES AREA
           East Los Angeles (including portions of
              the cities of Commerce and Montebello)                              29,100
           Hermosa Redondo (serving Hermosa Beach,
               Redondo Beach and a portion of Torrance)                           39,000
           Dominguez (Carson and portions of Compton, Harbor City,
              Long Beach, Los Angeles and Torrance)                               32,800
           Palos Verdes (including Palos Verdes Estates, Rancho Palos Verdes,
              Rolling Hills Estates and Rolling Hills)                            23,800
           Westlake (a portion of Thousand Oaks)                                   6,900
           Hawthorne (leased municipal system)                                     6,100          137,700
                                                                                 -------

         NEW MEXICO
          Los Alamos and Santa Fe (meter reading contracts)                       48,500           48,500
                                                                                  ------

         WASHINGTON
          Gig Harbor and near Olympia                                                              14,900
                                                                                                ---------

         TOTAL                                                                                    544,200

         Water Supply
         Cal Water obtains its water supply for the 25 operating districts from wells, surface runoff or diversion, and by purchase from public agencies and other wholesale suppliers. The Company's supply has been adequate to meet consumption demands, however, during periods of drought some districts have experienced mandatory water rationing. California's rainy season usually begins in November and continues through March with December, January and February historically recording the most rainfall. During winter months reservoirs and underground aquifers are replenished by rainfall. Snow accumulated in the mountains provides an additional water source when spring and summer temperatures melt the snowpack producing runoff into streams and reservoirs, and also replenishing underground aquifers.

         Washington receives rain in all seasons with the majority falling during winter months. Washington Water draws all its water supply by pumping from wells.

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

         During years in which precipitation is especially heavy or extends beyond the spring into the early summer, customer demand can decrease from historic normal levels, generally due to reduced outdoor water usage. This was the case during 1998, when winter rains continued well into the spring and were accompanied by cooler than normal temperatures. Likewise, an early start to the rainy season during the fall can cause a decline in customer usage and have a negative impact on revenue.

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

         Historically, about half of the water supply is purchased from wholesale suppliers with the balance pumped from wells. Well water is generally less expensive and the Company strives to maximize use of its well sources in districts where there is an option of well or purchased sources. A small portion of the supply is received from surface runoff in the Company's Bear Gulch district. During 2000, 128 billion gallons of water were delivered to customers. Approximately 51 percent of the supply was obtained from wells and 49 percent was purchased from wholesale suppliers. The following table shows the quantity of water purchased in each operating district during 2000.

                                          Supply
             District                     Purchased         Source of Purchased Supply
             --------                     ---------         --------------------------
         SAN FRANCISCO BAY AREA
             Mid-Peninsula                 100%             San Francisco Water Department
             South San Francisco            89%             San Francisco Water Department
             Bear Gulch                     89%             San Francisco Water Department
             Los Altos                      84%             Santa Clara Valley Water District
             Livermore                      70%             Alameda County Flood Control
                                                              and Water Conservation District





         SACRAMENTO VALLEY
             Oroville                       91%             Pacific Gas and Electric Co.
                                             3%             County of Butte
             Redwood Valley                 75%             County of Lake

         SAN JOAQUIN VALLEY
             Antelope/Kern                   8%             Antelope-Kern Valley East Kern WD
             Bakersfield                    18%             Kern County Water Agency
             Stockton                       64%             Stockton-East Water District

         LOS ANGELES AREA
             East Los Angeles               85%             Central Basin Municipal Water District
             Dominguez                      63%             West Basin and Central Basin Municipal
                                                              Water Districts
             Hawthorne                      85%             West Basin Municipal Water District
             Hermosa Redondo                86%             West Basin Municipal Water District
             Palos Verdes                  100%             West Basin Municipal Water District
             Westlake                      100%             Calleguas Municipal Water District

         The balance of the required supply for the above districts was obtained from wells, except for Bakersfield which obtains a portion of the supply from a river source and Bear Gulch where the balance is obtained from surface runoff from the local watershed. In the Oroville district, the water purchased is from a surface supply. The surface sources are processed through the Company's treatment plants before being delivered to the distribution system.

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

         The purchased supplies for the Dominguez, East Los Angeles, Hermosa-Redondo, Palos Verdes and Westlake districts, and the City of Hawthorne system are provided by public agencies pursuant to an obligation of continued nonpreferential service to purveyors within the agencies' boundaries.

         Purchases for the South San Francisco, Mid-Peninsula and Bear Gulch districts are in accordance with long-term contracts with the San Francisco Water Department expiring on June 30, 2009.

         The Company anticipates that it will be able to renew each of the water supply contracts as they expire. The price of wholesale water purchases is subject to pricing changes imposed by the various wholesale suppliers. Price changes are generally beyond the Company's control.

         Shown below are wholesaler price rates and increases that became effective in 2000, and estimated wholesaler price rates and estimated changes for 2001.

                                         2000                                       2001
                                         ----                                       ----
                            Effective   Percent                       Effective    Percent
             District        Month      Change      Unit Cost          Month       Change      Unit Cost
             --------        -----      ------      ---------          -----       ------      ----------
          Antelope/Kern                    0.0%        $170/af                       0.0%         $170/af
          Bakersfield                      0.0%         125/af                       0.0%         $125/af
          Bear Gulch         July          4.9%       0.86/ccf           July        3.7%        0.85/ccf
          Dominguez                        0.0%         528/af                       0.0%          528/af
          East Los Angeles   July          1.5%         485/af           July        1.5%          485/af







          Hawthorne                        0.0%         528/af                       0.0%          528/af
          Hermosa Redondo                  0.0%         528/af                       0.0%          528/af
          Livermore          Jan.          2.1%      1.237/ccf           Jan.        2.1%       1.237/ccf
          Los Altos          July          7.0%         380/af           July        7.0%          380/af
          Oroville           Jan.         14.8%    70,400/year           Jan.       14.8%     70,400/year
          Palos Verdes                     0.0%         528/af                       0.0%          528/af
          Mid Peninsula      July          4.9%       0.86/ccf           July        3.7%        0.85/ccf
          Redwood Valley                   0.0%          40/af                       0.0%           40/af
          So. San Francisco  July          4.9%       0.86/ccf           July        3.7%        0.85/ccf
          Stockton           April         7.0%     268,400/mo           April       7.0%      285,842/mo
          Westlake           Jan.          1.8%         570/af           Jan.        1.2%          570/af

         af = acre foot;   ccf = hundred cubic feet;   year = fixed annual cost

         While the water supply outlook for 2001 is good, California faces long-term water supply challenges. The Company is actively working to meet the challenges by continuing to educate customers on responsible water use practices, particularly in the districts with conservation programs approved by the CPUC.

         Rainfall in the Company's service areas for the 2000-2001 season is about normal as of February 26, 2001. The mountain snowpack is about normal. Water levels in underground aquifers that provide supply to districts served by well water improved in recent years due to above average rainfall and most regions have recorded positive changes in groundwater levels. Regional groundwater management planning continues as required. Existing laws provide a mechanism for local agencies to maintain control of their groundwater supply. The Company continually updates long range projections and works with local wholesale suppliers to ensure an adequate future supply to meet customer needs.

         For a number of years, the Company has worked with the Salinas Valley water users and the Monterey County Water Resources Agency (MCWRA) to address seawater intrusion into the water supply for the Salinas district. MCWRA completed construction of the Castroville Seawater Intrusion Project in 1998. This project is designed to deliver up to 20,000 acre feet of recycled water annually to agricultural users in the nearby Castroville area. It is intended to help mitigate seawater intrusion into the region by reducing the need to pump groundwater. To date, the project has produced marginal results.

         With the City and County of San Francisco, and the cities of San Bruno and Daly City, the Company is working to prepare a groundwater management plan for the Westside Basin from which the South San Francisco district pumps a portion of its supply. The plan will address a protest that has been filed concerning the extraction of water by pumping from this local basin.

         Additionally, the Company worked with the City of San Francisco in its development of a long-range water supply master plan for the entire area to which the San Francisco Water Department (SFWD) is the wholesale water supplier. The South San Francisco, Mid-Peninsula and Bear Gulch districts are included in SFWD service area.

         Nonregulated Operations
         Nonregulated operations include full service operation and maintenance of water systems for cities and private owners, operation of recycled water systems, utility billing services, laboratory services, water rights brokering, sales of surplus properties and leases of antenna sites.

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

         Municipally owned water systems are operated under contract for the cities of Bakersfield, Commerce and Montebello and for numerous private water company systems in the Bakersfield, Livermore, Kern, Redwood Valley, Salinas and Visalia districts. In Washington, the Company operates numerous private water systems under contract arrangements. Wastewater collection systems are operated in Bakersfield and Livermore. With the exception of the 15-year Hawthorne lease discussed below, the terms of the operating agreements range from one-year to three-year periods with provisions for renewals. The first operating agreement was signed with the City of Bakersfield in 1977.

         Recycled water distribution systems located in the Los Angeles Basin are operated for the West Basin and Central Basin municipal water districts. Some engineering department services are also provided for these two recycled water systems.

         Contracted meter reading, billing and customer service are provided for the City of Menlo Park's water customers. Meter reading is performed under contract for the City of Manhattan Beach in California and in New Mexico in Santa Fe and Los Alamos. Additionally, sewer and/or refuse billing services are provided to six municipalities.

         Since February 1996, the City of Hawthorne's 6,100 account water system has been operated under terms of a 15-year agreement. The system which is located near the Hermosa-Redondo district serves about half of Hawthorne's population. The lease required an up-front $6.5 million lease payment to the City which is being amortized over the lease term. Additionally, annual lease payments to the City of $100,000 indexed to changes in water rates are required. The Company is responsible for all aspects of system operation and capital improvements, although title to the system and system improvements resides with the City. At the end of the lease, the Company will be reimbursed for the unamortized value of capital improvements. In exchange, the Company receives all system revenues which amounted to $4.4 million in 2000.

         During 1997, an agreement was signed with the Rural North Vacaville Water District near the Dixon district to design and build a water distribution system. The new system will initially provide water to about 400 customers. The Company has also negotiated an agreement to operate the system once construction is complete. The system is currently in the design phase with construction expected to start in 2001.

         The Company leases 35 antenna sites to telecommunication companies. Individual lease payments range from $700 to $2,600 per month. The antennas are used in cellular phone and personal communication applications. Other leases are being negotiated for similar uses.

         Laboratory services are provided for numerous small water systems.

         Utility Plant Construction Program and Acquisitions
         The Company is continually extending, enlarging and replacing its facilities as required to meet increasing demands and to maintain its systems. Construction financing was provided by funds from operations and short-term bank borrowings, advances for construction, and contributions in aid of construction as set forth in the "Statement of Cash Flows" on page 32 of the Company's 2000 Annual Report which is incorporated herein by reference. Advances for construction are cash deposits or facilities deeded from subdivision developers. The advances are generally refundable without interest over a period of 40 years by equal annual payments. Contributions in aid of construction consist of nonrefundable cash deposits or facilities transferred from developers, primarily for fire protection and relocation projects. The amount received from developers fluctuates from year to year as the level of construction activity carried on by developers varies. It is impacted by the demand for housing, commercial development and general business conditions, including interest rates.

         The 2001 construction budget is approximately $53.9 million, exclusive of additions and improvements financed through advances for construction and contributions in aid of construction. The budget is for the following areas: land and structures, $5.7 million; wells, pumping and storage facilities, $13.4 million; water treatment and purification equipment, $7.5 million; distribution systems $15.7 million; services and meters, $6.0 million; other equipment, $5.6 million.

         During 2000, the Company funded expenditures were in the following areas: land, water rights and structures, $0.7 million; wells, pumping and storage facilities, $6.4 million; water treatment and purification equipment, $2.0 million; distribution systems $11.7 million; services and meters, $10.7 million; other equipment, $2.0 million. The increased expenditure for treatment and purification equipment related to the Hawthorne treatment plant. The other equipment expenditures included computer equipment and software associated with corporate computer technology upgrades.

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

         In 1996, Congress enacted legislation which exempted from taxable income proceeds received from developers to fund advances for construction and contributions in aid of construction, except payments for installation of services. Services represent about 20% of deposits received from developers. The legislation also provided that water utility plant additions be depreciated for federal tax purposes on a straight-line 25-year life basis. In 2000, developer deposits for fire protection services were also exempted from tax. The federal tax exemption of developer payments will reduce cash flow requirements for income tax payments.

         Quality of Water Supplies
         Operating practices are maintained to produce potable water in accordance with acceptable water utility practices. Water entering the distribution systems from surface sources is treated in compliance with federal and state Safe Drinking Water Act (SWDA) standards. Most well supplies are chlorinated for disinfection. Water samples from each water system are analyzed on a regular, scheduled basis in compliance with regulatory requirements. The Company operates a state certified water quality laboratory at its San Jose General Office facility that provides testing for most California operations. Certain tests in California are contracted with independent certified labs qualified under the Environmental Laboratory Accreditation Program. Local independent labs provide water sample testing for the Washington and Kern River Valley districts.

         In recent years, federal and state water quality regulations have continued to increase water testing requirements. Changes in the SDWA, which are expected to bring treatment costs more in line with the actual public health threats posed by contaminants, were enacted by Congress during 1996. The SDWA continues to be amended to reflect new public health concerns. Water quality monitoring and upgrading treatment capabilities to maintain compliance with the various regulations continues. These activities include:

         o monitoring of all vulnerable sources for MTBE, a gasoline additive intended to reduce air pollution that has been widely used in California

         o monitoring all sources for Chromium 6 coming from natural or industrial sources o upgrading laboratory equipment and enhancing analytical testing capabilities

         o installation of dedicated sample sites to assure water samples are drawn at a secure source

         o maintaining a federal and state approved compliance monitoring program required by the Safe Drinking Water Act

         o completion of a source water assessment program for all water supplies

         o completion of mandatory Information Collection Rule monitoring for specified water systems

         o  ongoing training of laboratory and operating personnel

         o  installation of disinfection treatment at all well sources

         o several well treatment systems that treat for elevated levels of iron and manganese

         o construction of a new iron and manganese treatment plant in the leased Hawthorne system

         o  installation  and  operation of several  granular  activated  carbon
            (GAC) filtration systems for removal of hydrogen sulfide or volatile organic chemicals

         o assessing arsenic removal technologies that will be required at 71 wells in developing a coordinated plan to meet new arsenic water quality standards mandated by EPA

         Competition and Condemnation
         Cal Water and Washington Water are regulated public utilities, providing water service within filed service areas approved by the Commissions. Under California laws, no privately owned public utility may compete with the Company in any territory already served by the Company without first obtaining a certificate of public convenience and necessity from the CPUC. Such certificates will be issued only upon finding that the Company's service is deficient.

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

         In recent years, consolidation within the water industry has accelerated. A number of publicly traded water companies have been acquired or merged into larger domestic companies. Several acquisitions of publicly traded companies have also been completed by much larger foreign companies. The Company has participated in the industry consolidation by its acquisition of Dominguez Services Corporation and by expansion into Washington and New Mexico, other smaller acquisitions and pursuit of expanding nonregulated operations. The Company intends to continue pursuing opportunities to expand its business in the western United States.

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

         The Company's environmental affairs program is designed to provide compliance with underground and above ground fuel storage tank regulations, hazardous materials management plans, hazardous waste regulations, air quality permitting requirements, wastewater discharge limitations, and employee safety issues related to hazardous materials. The Company has been actively involved in the formulation of air quality standards related to water utilities. Also, the Company is proactive in looking to alternative technologies in meeting environmental regulations and continuing the traditional practices of water quality.

         Human Resources
         At December 31, 2000, there were 797 employees, of whom 221 were executive, administrative and supervisory employees. Of the non-management employees, 540 are members of unions. In December 1999, a three-year collective bargaining agreement, expiring December 31, 2002, was successfully negotiated with the Utility Workers Union of America, AFL-CIO, representing the majority of Cal Water field and clerical union employees. Also in December 1999, a new three-year collective bargaining agreement was negotiated with the International Federation of Professional and Technical Engineers, AFL-CIO, representing certain Cal Water engineering department and water quality laboratory employees. Both agreements were ratified by the unions' membership. As in the past, the agreements were successfully negotiated and ratified without a work interruption.


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

         All principal properties are held in fee simple title. Properties owned by Cal Water are subject to the indenture securing the Company's first mortgage bonds of which $123,105,000 remained outstanding at December 31, 2000. Washington Water has long-term bank loans totaling about $3.4 million that are secured primarily by utility plant.

         The Company owns 873 wells and operates five leased wells. There were 450 storage tanks with a capacity of 430 million gallons and one reservoir located in the Bear Gulch district with a 210 million gallon capacity. There are 5,200 miles of supply and distribution mains in the various systems. The Company has three treatment plants (Bakersfield, Bear Gulch and Oroville). The three plants are designed to process seventeen million gallons per day.

         During 2000, the average daily water production was 345 million gallons, while the maximum single day production was 628 million gallons. By comparison, during 1999, the average daily water production was 333 million gallons, while the maximum production on a single day was 592 million gallons.

         In the leased system or in systems that are operated under contract for municipalities or private companies, title to the various properties is held exclusively by the municipality or private company.

Item 3.  Legal Proceedings.

         The State of California's Department of Toxic Substances Control (DTSC) alleged in 1995 that the Company is a potential responsible party for cleanup of a toxic contamination plume in the Chico groundwater. The DTSC has prepared a draft report titled "Preliminary Nonbinding Allocation of Financial Responsibility" for the cleanup which asserts that the Company's share should be 10 percent. The DTSC estimates the total cleanup cost to be $8.69 million. The toxic spill occurred when cleaning solvents, which were discharged into the city's sewer system by local dry cleaners, leaked into the underground water supply due to breaks in the sewer pipes. The DTSC contends that the Company's responsibility stems from its operation of wells in the surrounding vicinity that caused the contamination plume to spread. The Company denies any responsibility for the contamination or the resulting cleanup and intends to vigorously resist any action that may be brought against it. The Company believes that it has insurance coverage for this claim and that if it were ultimately held responsible for a portion of the cleanup costs, there would not be a material adverse effect on the Company's financial position or results of operations.

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

         On March 15, 2000, the Company was served with a lawsuit naming it as one of several defendants for damages alleged to have occurred in the Marysville district due to MTBE contamination in the Company's water. The suit did not specify a dollar amount. The Company believes it is covered by insurance in such a matter and has tendered the claim to its insurance carrier.

         The Company is not a party to any other legal matters, other than those which are incidental to its business.


Item 4.  Submission of Matters to a Vote of Security Holders.

         No matters were submitted to a vote of security holders in the fourth quarter of 2000.

Executive Officers of the Registrant

Name                        Positions and Offices with California Water Service Group                Age
----                        ---------------------------------------------------------                ---
Robert W. Foy               Chairman of the Board since January 1, 1996.  A director since            64
(1)                         1977.  Formerly President and Chief Executive Officer of Pacific
                            Storage Company,  a diversified  transportation  and
                            warehousing   company  serving  Stockton,   Modesto,
                            Sacramento, San Jose, Vallejo Marysville, and Merced
                            California, where he had been employed for 32 years.

Peter C. Nelson             President and Chief Executive Officer since February 1, 1996.             53
(2)                         Formerly Vice President, Division Operations (1994-1995) and
                            Region  Vice  President  (1989-1994),  Pacific Gas &
                            Electric Company, a gas and electric public utility.

Gerald F. Feeney            Vice President, Chief Financial Officer and Treasurer since               56
(1)                         November 1994; Controller, Assistant Secretary and Assistant
                            Treasurer from 1976 to 1994.  From 1970 to 1976, an audit
                            manager with Peat Marwick Mitchell & Co., certified public accountants.

Calvin L. Breed             Controller, Assistant Secretary and Assistant Treasurer since             45
(3)                         November 1994;  previously Treasurer of TCI International, Inc.;
                            from 1980 to 1983, a certified public accountant with Arthur
                            Andersen & Co., certified public accountants.

Paul G. Ekstrom             Corporate Secretary since August 1996; Operations Coordinator,            48
(1)                         1993 to 1996; District Manager, Livermore, 1988 to 1993;
                            previously   served  in  various  field   management
                            positions since 1979; an employee since 1972.

(1)  holds the same position with California Water Service Company, New Mexico Water Service Company,
     Washington Water Service Company and CWS Utility Services
(2)  holds the same position with California  Water Service Company and CWS Utility  Services;  Chief
     Executive Officer of New Mexico Water Service Company and Washington Water Service Company
(3)  holds the same position with California Water Service Company



Name                        Positions and Offices with California Water Service Company              Age
----                        -----------------------------------------------------------              ---

Francis S. Ferraro          Vice President, Regulatory Matters since August 1989.  Employed           51
                            by the California Public Utilities Commission for 15 years, including
                            1985 through 1989 when he was an administrative law judge.

James L. Good               Vice President, Corporate Communications  and Marketing since             37
(1)                         January 1995.  Previously Director of Congressional Relations for
                            the National Association of Water Companies from  1991 to 1994.

Robert R. Guzzetta          Vice President, Engineering and Water Quality since August 1996;          47
(2)                         Chief Engineer, 1990 to 1996; Assistant Chief Engineer, 1988 to
                            1990; various engineering department positions since 1977.







Christine L. McFarlane      Vice President, Human Resources since August 1996; Director               54
                            of Human Resources, 1991 to 1996; Assistant Director of
                            Personnel, 1989 to 1991; an employee since 1969.

Raymond H. Taylor           Vice President, Operations since April 1995; Vice President and           55
                            Director of Water Quality, 1990 to 1995; Director of Water Quality,
                            1986 to 1990; an employee since 1982; prior to 1982 an employee of the United States Environmental Protection Agency.

Raymond L. Worrell          Vice President, Chief Information Officer since August 1996;              61
                            Director of Information Systems, 1991 to 1996; Assistant Manager
                            of Data Processing, 1970 to 1991; Data Processing Supervisor, 1967
                            to 1970.

John S. Simpson             Assistant Secretary, Manager of New Business since 1991; Manager          56
                            of New Business Development for the past thirteen years; served in various management positions since 1967.

(1) Also, Vice President, Marketing with CWS Utility Services.
(2) Also, Vice President, Engineering with CWS Utility Services.



Name                        Positions and Offices with Washington Water Service Company Age
----                        ----------------------------------------------------------- ---
Michael P. Ireland          President since December 1999; previously President of Harbor Water       47
                            Company, Gig Harbor, Washington from 1985 to 1999.


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

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

         The  information  regarding  quarterly  financial data required by this item is contained in the section captioned  "Quarterly  Financial Data"
         on page 42 of the  Company's  2000  Annual  Report and is  incorporated herein by  reference.  The  Company  estimates  that  there are  11,000 stockholders  including stockholders of record and stockholders holding stock in street name. The information  regarding quarterly stock market data is shown below.

         Common stock market price range:
                                                           First       Second        Third        Fourth
                                                           -----       ------        -----        ------
              2000    High                                $31.38       $26.75       $26.88        $27.81
                      Low                                  22.25        21.50        22.50         24.88

              1999    High                                 31.25        27.63        31.88         32.00
                      Low                                  23.38        22.69        25.88         24.13


Item 6.  Selected Financial Data.

         The information required by this item is contained in the section captioned "Ten-Year Financial Review" on pages 18 and 19 of the Company's 2000 Annual Report and is incorporated herein by reference.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         The information required by this item is contained in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations," on pages 20 through 27 of the Company's 2000 Annual Report and is incorporated herein by reference.


Item 7A. Quantitative and Qualitative Disclosures About Market Risk

         The information required by this item is contained in the section captioned "Financial Risk Management" on page 27 of the Company's 2000 Annual Report and is incorporated herein by reference.


Item 8.  Financial Statements and Supplementary Data.

         The information required by this item is contained in the sections captioned "Consolidated Balance Sheet", "Consolidated Statement of Income", "Consolidated Statement of Common Stockholders' Equity and Comprehensive Income", "Consolidated Statement of Cash Flows", "Notes to Consolidated Financial Statements" and "Independent Auditors' Report" on pages 28 through 43 of the Company's 2000 Annual Report and is incorporated herein by reference. The 2000 Annual Report to stockholders is included with this report as Exhibit 13.1.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

         The information required by this item as to directors of the Company is contained in the section captioned "Board Committees" and is included on page 8 of the 2001 Proxy Statement, and in the section captioned "Proposals of the Board; Proposal No. 1 - Election of Directors" on pages 10 and 11 of the 2001 Proxy Statement and is incorporated herein by reference. Information regarding executive officers of the Company is included in a separate item captioned "Executive Officers of the Registrant" contained in Part I of this report.

Item 11. Executive Compensation.

         The information required by this item as to directors of the Company is included under the caption "Directors Compensation Arrangements" on page 9 of the 2001 Proxy Statement and is incorporated herein by reference. The information required by this item as to compensation of executive officers, including officers who are directors, is included under the captions " Executive Compensation" and "Report of the Compensation Committee of the Board of Directors on Executive Compensation" on page 15 through 19 of the 2001 Proxy Statement and is incorporated herein by reference.


Item 12. Security Ownership of Certain Beneficial Owners and Management.

         The information required by this item is contained in the section captioned "Stock Ownership of Management and Certain Beneficial Owners" on page 13, respectively, of the 2001 Proxy Statement and is incorporated herein by reference.


Item 13. Certain Relationships and Related Transactions.

         None.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a) As part of this Form 10-K, the following documents are being filed:

    1. Financial Statements:
         Consolidated Balance Sheet as of December 31, 2000 and 1999.

         Consolidated Statement of Income for the years ended December 31, 2000, 1999 and 1998.

         Consolidated Statement of Common Stockholders' Equity and Comprehensive Income for the years ended December 31, 2000, 1999 and 1998.

         Consolidated Statement of Cash Flows for the years ended December 31, 2000, 1999 and 1998.

         Notes to Consolidated Financial Statements, December 31, 2000, 1999 and 1998.

         Independent Auditors' Report dated January 22, 2001.

         The above financial statements are contained in sections bearing the same captions on pages 28 through 43 of the Company's 2000 Annual Report to stockholders which is filed with this Form 10-K and incorporated by reference. Refer to Exhibit 13.1 of this Form 10-K.

         Report of Independent Accountants, dated March 24, 2000; this report is on page 23 of this Form 10-K


    2. Financial Statement Schedules:
         Independent Auditors' Report, dated January 22, 2001.

         Schedule II - Valuation and Qualifying Accounts for the years ending December 31, 2000, 1999 and 1998.

         All  other  schedules  are  omitted  as  the  required  information  is
         inapplicable   or  the   information  is  presented  in  the  financial
         statements or related notes to the financial statements.


    3. Exhibits required to be filed by Item 601 of Regulation S-K:
         The Exhibit Index on page 28 of this Form 10-K is incorporated herein by reference.

         The exhibits filed as part of this Form 10-K are attached, unless otherwise indicated. The exhibits listed in the Exhibit Index that are not filed with this Form 10-K were previously filed with the Securities and Exchange Commission as indicated and are hereby incorporated by reference.

(b)  Reports on Form 8-K.
         No reports were filed on Form 8-K during the quarter ended December 31, 2000.

(c)  Exhibits required to be filed by Item 601 of Regulation S-K.
         Refer to item (a) 3. above and the Exhibit Index on page 28 of this Form 10-K.

(d)  Additional Financial Statement Schedules.
         No filings are required under this item.

                    Report of Independent Public Accountants


     To the Board of Directors of Dominguez Services Corporation:

     We have audited the consolidated balance sheet of Dominguez Services Corporation and subsidiaries as of December 31, 1999, and the related consolidated statements of income, common shareholders' equity, and cash flows for each of the two years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Dominguez Services Corporation and subsidiaries as of December 31, 1999, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States.

     /s/ Arthur Andersen LLP
     ARTHUR ANDERSEN LLP

     Los Angeles, California
     March 24, 2000

                          Independent Auditors' Report


The Board of Directors
California Water Service Group:


Under date of January 22, 2001, we reported on the consolidated balance sheet of California Water Service Group and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income, common stockholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2000, as contained in the 2000 annual report to stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 2000. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule as listed in the index appearing under Item 14(a)(2). This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                                           /s/ KPMG LLP

Mountain View, California
January 22, 2001


                                                                                                                         Schedule II
                                                   CALIFORNIA WATER SERVICE GROUP
                                                  Valuation and Qualifying Accounts


                                                                                     Additions
                                                                            --------------------------
                            Description                      Balance at   Charged to      Charged to                      Balance
         ------------------------------------------------    beginning    costs and         other                          at end
For the Year Ended December 31, 2000                         of period     expenses       accounts       Deductions       of period
                                                            ------------  -----------    ------------- ---------------   -----------
      (A)Reserves deducted in the balance sheet
      from assets to which they apply:
             Allowance for doubtful accounts                  $ 419,847    $ 598,608      $ 91,579 (3)  $ 929,376 (1)    $ 180,658
             Allowance for obsolete materials and supplies      100,297       68,939                       42,628 (2)      126,608
                                                            ============  ===========    ============= ==============   ===========
      (B)Reserves classified as liabilities in the
      balance sheet:
               General Liability                              1,049,200      483,059                      531,539 (2)    1,000,720
               Employees' group health plan                     510,479    4,001,620        26,760      4,140,780 (2)      398,079
               Retirees' group health plan                    3,402,370    1,493,558                      680,558 (2)    4,215,370
               Workers compensation                             502,205      637,767       209,287      1,196,101 (2)      153,158
                                                            ------------  -----------    ------------- --------------   -----------
                                                              5,464,254    6,616,004       236,047      6,548,978        5,767,327
                                                            ============  ===========    ============= ==============   ===========
For the Year Ended December 31, 1999
      (A)Reserves deducted in the balance sheet
      from assets to which they apply:
             Allowance for doubtful accounts                    506,969      338,351        41,517 (3)    466,990 (1)      419,847
             Allowance for obsolete materials and supplies      137,460       48,000                       85,163 (2)      100,297
                                                            ============  ===========    ============= ==============   ===========
      (B)Reserves classified as liabilities in the
      balance sheet:
               General Liability                              1,300,752      125,000                      376,552 (2)    1,049,200
               Employees' group health plan                     643,383    3,745,000        31,065      3,908,969 (2)      510,479
               Retirees' group health plan                    2,018,370    1,284,000       675,000        575,000 (2)    3,402,370
               Workers compensation                           1,030,017       (5,890)       82,306        604,228 (2)      502,205
                                                            ------------  -----------    ------------- --------------   -----------
                                                              4,992,522    5,148,110       788,371      5,464,749        5,464,254
                                                            ============  ===========    ============= ==============   ===========
For the Year Ended December 31, 1998
      (A)Reserves deducted in the balance sheet from
      assets to which they apply:
             Allowance for doubtful accounts                    404,557      549,344        52,796 (3)    499,728 (1)      506,969
             Allowance for obsolete materials and supplies      129,193       48,000                       39,733 (2)      137,460
                                                            ============  ===========    ============= ==============   ===========
      (B)Reserves classified as liabilities in the
      balance sheet:
               General Liability                                930,425      600,000                      229,673 (2)    1,300,752
               Employees' group health plan                     721,120    3,000,000        15,509      3,093,246 (2)      643,383
               Retirees' group health plan                    1,443,373      751,664       458,333        635,000 (2)    2,018,370
               Workers compensation                             685,640      878,423       107,110        641,156 (2)    1,030,017
                                                            ------------  -----------    ------------- --------------   -----------
                                                              3,780,558    5,230,087       580,952      4,599,075        4,992,522
                                                            ============  ===========    ============= ==============   ===========

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


                                              CALIFORNIA WATER SERVICE GROUP


Date: March 21, 2001                     By /s/ Peter C. Nelson
                                         PETER C. NELSON,
                                         President and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Date: March 21, 2001                    /s/ Robert W. Foy
                                        ROBERT W. FOY
                                        Chairman, Board of Directors

Date: March 21, 2001                    /s/ Edward D. Harris, Jr.
                                        EDWARD D. HARRIS, JR., M.D.
                                        Member, Board of Directors

Date: March 21, 2001                    /s/ Robert K. Jaedicke
                                        ROBERT K. JAEDICKE
                                        Member, Board of Directors

Date: March 21, 2001                    /s/ Richard P. Magnuson
                                        RICHARD P. MAGNUSON
                                        Member, Board of Directors

Date: March 21, 2001                    /s/ Linda R. Meier
                                        LINDA R. MEIER
                                        Member, Board of Directors

Date: March 21, 2001                    /s/ Peter C. Nelson
                                        PETER C. NELSON
                                        President and Chief Executive Officer,
                                        Principal Executive Officer
                                        Member, Board of Directors

Date: March 21, 2001                    /s/ Langdon W. Owen
                                        LANGDON W. OWEN
                                        Member, Board of Directors

Date: March 21, 2001
                                        C. H. STUMP
                                        Member, Board of Directors

Date: March 21, 2001                    /s/ George A. Vera
                                        GEORGE A. VERA
                                        Member, Board of Directors

Date: March 21, 2001                        /s/ Gerald F. Feeney
                                            GERALD F. FEENEY,
                                            Vice President, Chief Financial
                                            Officer and Treasurer;
                                            Principal Financial Officer

Date: March 21, 2001                        /s/ Calvin L. Breed
                                            CALVIN L. BREED, Controller,
                                            Assistant Secretary and Assistant
                                               Treasurer;
                                            Principal Accounting Officer

                                  EXHIBIT INDEX

                                                                      Sequential
Exhibit                                                             Page Numbers
Number                                                            in this Report
------                                                            --------------

     Unless filed with this Form 10-K, the documents listed are incorporated by reference.

2.  Plan of Acquisition, Reorganization, Liquidation or Succession:

      2.1   Agreement of Merger by and between California Water               28
            Service Group and California Water Service Company creating a holding company corporate structure (Filed as Exhibit A of the 1999 California Water Service Company
            Proxy Statement)

      2.2   Agreement and Plan of Reorganization among California             28
            Water Service Group, California Water Service Company and
            Dominguez Services Corporation dated November 13, 1998, and Amendment No. 1 to the Agreement and Plan of Reorganization (Appendix A and Appendix B, respectively, to Amendment No. 1 to Form S-4 filed April 2, 1999)

3.  Articles of Incorporation and By-laws:

      3.1   Certificate of Incorporation of California Water Service          28
            Group (Filed as Exhibit B of the 1999 California Water Service Company Proxy Statement)

      3.2   Restated By-laws of California Water Service Group as amended     28
            on January 26, 2000 (Exhibit E-2 to Form 8-K filed February 3,
            2000)

4. Instruments Defining the Rights of Security Holders of California Water Service Company, including Indentures:

      4.1   Certificate of Determination of Preferences for Group's           28
            Series C Preferred Stock (Exhibit 3.2 to Form 10-K for fiscal year 1987)

      4.2   Certificate of Determination of Preferences for Group's Series    28
            D Preferred Stock (Exhibit A to the Shareholder Rights Plan, an agreement between California Water Service Group and BankBoston, N.A., rights agent, dated January 28, 1998 filed as Exhibit 1 to Form 8-A and Exhibit 1 to Form 8-K dated
            February 13, 1998)

      4.3   Mortgage of Chattels and Trust Indenture dated April 1, 1928;     29
            Eighth Supplemental Indenture dated November 1, 1945, covering First Mortgage 3.25% Bonds, Series C; twenty-first Supplemental Indenture dated October 1, 1972, covering First Mortgage 7.875% Bonds, Series P; twenty-fourth Supplemental Indenture dated November 1, 1973, covering First Mortgage 8.50% Bonds, Series S (Exhibits 2(b), 2(c), 2(d), Registration Statement No. 2-53678, of which certain exhibits are incorporated by reference to Registration Statement Nos. 2-2187, 2-5923, 2-5923, 2-9681,
            2-10517 and 2-11093.)

      4.4   Thirty-third Supplemental Indenture dated as of May 1, 1988,      29
            covering First Mortgage 9.48% Bonds, Series BB.  (Exhibit 4 to
            Form 10-Q dated September 30, 1988)

      4.5   Thirty-fourth Supplemental Indenture dated as of November 1,      29
            1990, covering First Mortgage 9.86% Bonds, Series CC.
            (Exhibit 4 to Form 10-K for fiscal year 1990)

      4.6   Thirty-fifth Supplemental Indenture dated as of November 1,       29
            1992, covering First Mortgage 8.63% Bonds, Series DD.
            (Exhibit 4 to Form 10-Q dated September 30, 1992)

      4.7   Thirty-sixth Supplemental Indenture dated as of May 1, 1993,      29
            covering First Mortgage 7.90% Bonds Series EE (Exhibit 4 to
            Form 10-Q dated June 30, 1993)

      4.8   Thirty-seventh Supplemental Indenture dated as of September 1,    29
            1993, covering First Mortgage 6.95% Bonds, Series FF (Exhibit 4 to Form 10-Q dated September 30, 1993)

      4.9   Thirty-eighth Supplemental Indenture dated as of October 15,      29
            1993, covering First Mortgage 6.98% Bonds, Series GG
            (Exhibit 4 to Form 10-K for fiscal year 1994)

      4.10  Note Agreement dated August 15, 1995, pertaining to issuance      29
            of $20,000,000, 7.28% Series A Unsecured Senior Notes, due
            November 1, 2025 (Exhibit 4 to Form 10-Q dated September 30,
            1995)

      4.11  Note Agreement dated March 1, 1999, pertaining to issuance of     29
            $20,000,000, 6.77% Series B Unsecured Senior Notes, due
            November 1, 2028 (Exhibit 4.1 to Form 10-K dated December 31,
            1999)

      4.12  Note Agreement dated October 1, 2000, pertaining to issuance      63
            of $20,000,000, 8.15% Series C Unsecured Senior Notes, due
            November 1, 2030 (Exhibit 4.10 to Form 10-K dated December 31,
            2000)

      4.13 Thirteenth Supplemental Trust Indenture whereby California Water 94 Service Company became the successor to Dominguez Water
            Corporation in the original trust indenture for Dominguez Water Corporation dated August 1, 1954 (Exhibit 4.11 to Form 10-K dated December 31, 2000)

      4.14  Eleventh Supplemental Trust Indenture dated as of December 8,     30
            1992 covering First Mortgage 8.86% Bonds, Series J (Exhibit 10.2 to Form 10-K as of December 31, 1997 and filed by Dominguez
            Services Corporation on March 31, 1998)

      4.15  Twelfth Supplemental Indenture dated as of December 1, 1997,      30
            covering First Mortgage 6.94% Bonds, Series K due January 1,
            2023 (Exhibit 10.2 to Form 10-K dated December 31, 1997 and filed by Dominguez Services Corporation on March 31, 1998)


10.   Material Contracts.

      10.1  Water Supply Contract between Cal Water and County of             30
            Butte relating to Cal Water's Oroville District; Water Supply Contract between Cal Water and the Kern County Water
            Agency relating to Cal Water's Bakersfield District; Water
            Supply Contract between Cal Water and Stockton East Water
            District relating to Cal Water's Stockton District.  (Exhibits
            5(g), 5(h), 5(i), 5(j), Registration Statement No. 2-53678, which incorporates said exhibits by reference to Form 10-K for fiscal year 1974).

      10.2  Settlement Agreement and Master Water Sales Contract              30
            between the City and County of San Francisco and Certain
            Suburban Purchasers dated August 8, 1984; Supplement to
            Settlement Agreement and Master Water Sales Contract, dated
            August 8, 1984; Water Supply Contract between Cal Water and the City and County of San Francisco relating to Cal Water's Bear Gulch District dated August 8, 1984; Water Supply Contract between Cal Water and the City and County of San Francisco relating to the Cal Water's San Carlos District dated August 8, 1984; Water Supply Contract between Cal Water and the City and County of San Francisco relating to Cal Water's San Mateo
            District dated August 8, 1984; Water Supply Contract between

            Cal Water and the City and County of San Francisco relating to Cal Water's South San Francisco District dated August 8, 1984. (Exhibit 10.2 to Form l0-K for fiscal year 1984).

      10.3  Water Supply Contract dated January 27, 1981, between Cal         31
            Water and the Santa Clara Valley Water District relating to
            Cal Water's Los Altos District (Exhibit 10.3 to Form 10-K for fiscal year 1992)

      10.4  Amendments No. 3, 6 and 7 and Amendment dated June 17, 1980,      31
            to Water Supply Contract between Cal Water and the County of
            Butte relating to Cal Water's Oroville District. (Exhibit 10.5 to Form 10-K for fiscal year 1992)

      10.5  Amendment dated May 31, 1977 to Water Supply Contract             31
            between Cal Water and Stockton-East Water District relating to
            Cal Water's Stockton District. (Exhibit 10.6 to Form 10-K for fiscal year 1992)

      10.6  Second Amended Contract dated September 25, 1987 among            31
            Stockton East Water District, California Water Service
            Company, the City of Stockton, the Lincoln Village Maintenance District, and the Colonial Heights Maintenance District
            Providing for the Sale of Treated Water.  (Exhibit 10.7 to
            Form 10-K for fiscal year 1987).

      10.7  Water Supply Contract dated April 19, 1927, and Supplemental      31
            Agreement dated June 5, 1953, between Cal Water and Pacific
            Gas and Electric Company relating to Cal Water's Oroville
            District. (Exhibit 10.9 to Form 10-K for fiscal year 1992)

      10.8  California Water Service Company Pension Plan (Exhibit 10.10      31
            to Form 10-K for fiscal year 1992)

      10.9  California Water Service Company Pension Plan; this plan was replaced by a new plan in 2000, see Exhibit 10.23
            (Exhibit 10.10 to Form 10-K for fiscal year 1992) *               31

      10.10 California Water Service Company Employees Savings Plan.          31
            (Exhibit 10.12 to Form 10-K for fiscal year 1992)

      10.11 Agreement between the City of Hawthorne and California Water      31
            Service Company for the 15-year lease of the City's water system. (Exhibit 10.17 to Form 10-Q dated March 31, 1996)

      10.12 Water Supply Agreement dated September 25, 1996 between the       32
            City of Bakersfield and California Water Service Company.
            (Exhibit 10.18 to Form 10-Q dated September 30, 1996)

      10.13 Agreement of Merger dated March 6, 1997 by and among              32
            California  Water  Service  Company,   CWSG  Merger  Company  and
            California Water Service Group. (Filed as Exhibit A of the 1997 California Water Service Company Proxy Statement/ Prospectus which was incorporated by reference in the Form 10-K for 1997)

      10.14 Shareholder Rights Plan; an agreement between California          32
            Water Service Group and BankBoston, N.A., rights agent, dated January 28, 1998 (Exhibit 1 to Form 8-A and Exhibit 1 to Form 8-K dated February 13, 1998)

      10.15 Dividend Reinvestment and Stock Purchase Plan dated               32
            February 17, 1998 (Filed on Form S-3 dated February 17, 1998)

      10.16 California Water Service Group Directors Retirement Plan          32
            (Exhibit 10.18 to Form 10-K for fiscal year 1997) *

      10.17 $50,000,000 Business Loan Agreements between California           32
            Water Service Group, California Water Service Company and
            CWS Utility Services and Bank of America dated May 3, 1999,
            Expiring April 30, 2001 (Exhibit 10.18 to Form 10-K for the
            Year 1999)

      10.18 Certificate of Determination regarding Series D Participating     32
            Preferred Shares. These shares are relative to the Shareholder Rights Plan and would be issued if the rights plan were triggered. This is a revised filing at the California Secretary of State's request in a revised form (Exhibit 10.19 to Form 10Q for the quarter ending September 30, 1998)

      10.19 Executive Severance Plan (Exhibit 10.24 to Form 10K for the       32
            fiscal year 1998) *

      10.20 Water Supply Contract dated November 16, 1994 between             32
            California Water Service Company and Alameda County Flood
            Control and Water Conservation District relating to Cal Water's Livermore District (Exhibit 10.15 to Form 10-K for 1994)

      10.21 California Water Service Group Long-Term Incentive Plan           33
            (filed as Appendix A of the 2000 California Water Service Group Proxy) *

      10.22 California Water Service Group Deferred Compensation Plan        120
            effective January 1, 2001; this plan replaces the former
            Directors Deferred Compensation Plan *

      10.23 California Water Service Company Supplemental Executive          154
            Retirement Plan effective January 1, 2001; this plan replaces a prior plan, see Exhibit 10.9 *



13. Annual Report to Security Holders, Form 10-Q or Quarterly Report to Security Holders:

      13.1  2000 Annual Report.  Certain sections of the 2000 Annual Report   34
            to stockholders are incorporated by reference in this 10-K filing and filed with this Form 10-K as Exhibit 13. This includes those sections referred to in Part II, Item 5, Market for Registrant's Common Equity and Related Shareholder Matters;
            Part II, Item 6, Selected Financial Data; Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations; Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk; and Part II, Item 8, Financial Statement and Supplementary Data.

      13.2  Regulated and Non-Regulated Customers


21.   Subsidiaries of the Registrant                                          60


23.   Consents of Experts and Counsel.

      23.1  Consent of KPMG LLP                                               61

      23.2  Consent of Arthur Andersen LLP                                    62



      *     Management Contract or Compensatory Plan or Arrangement