Form 10-Q
period 2001-03-31
CALIFORNIA WATER SERVICE GROUP
filed 2001-05-14
CIK 1035201

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001
                                            OR

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common shares outstanding as of April 30, 2001 - 15,182,046. This form 10-Q contains a total of 13 pages.

PART I        FINANCIAL INFORMATION

Item 1.       Financial Statements

     The financial information presented in this 10Q filing has been prepared by management and has not been audited.

CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATED BALANCE SHEET

(In thousands, except per share data)                    March 31,  December 31,
                                                           2001         2000
                                                        ---------     ---------
ASSETS
Utility plant:
       Utility plant                                    $ 865,643     $ 851,281
       Less depreciation and amortization                 274,642       269,273
                                                        ---------     ---------
             Net utility plant                            591,001       582,008
                                                        ---------     ---------

Current assets:
       Cash and cash equivalents                            1,779         3,241
       Receivables                                         17,390        20,613
       Unbilled revenue                                     6,036         7,964
       Materials and supplies at average cost               2,830         2,718
       Taxes and other prepaid expenses                     6,796         6,257
                                                        ---------     ---------
             Total current assets                          34,831        40,793
                                                        ---------     ---------

Other assets:
       Regulatory assets                                   38,313        38,133
       Other assets                                         5,565         5,671
                                                        ---------     ---------
             Total other assets                            43,878        43,804
                                                        ---------     ---------
                                                        $ 669,710     $ 666,605
                                                        =========     =========

CAPITALIZATION AND LIABILITIES
Capitalization:
       Common stock, $.01 par value                     $     151     $     151
       Additional paid-in capital                          49,984        49,984
       Retained earnings                                  145,908       149,185
       Accumulated other comprehensive loss                  (486)         (486)
                                                        ---------     ---------
             Total common stockholders' equity            195,557       198,834
       Preferred stock                                      3,475         3,475
       Long-term debt, less current maturities            187,393       187,098
                                                        ---------     ---------
             Total capitalization                         386,425       389,407
                                                        ---------     ---------

Current liabilities:
       Current maturities of long-term debt                 2,651         2,881
       Short-term borrowings                               18,500        14,598
       Accounts payable                                    24,151        26,493
       Accrued expenses and other liabilities              21,893        19,764
                                                        ---------     ---------
             Total current liabilities                     67,195        63,736

Unamortized investment tax credits                          2,986         2,989
Deferred income taxes                                      26,007        25,620
Regulatory and other liabilities                           20,350        20,316
Advances for construction                                 106,916       105,562
Contributions in aid of construction                       59,831        58,975
                                                        ---------     ---------
                                                        $ 669,710     $ 666,605
                                                        =========     =========

See Notes to Condensed Consolidated Financial Statements

CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATED STATEMENT OF INCOME
(In thousands, except per share data)

For the three months ended:                             March 31,      March 31,
                                                          2001           2000
                                                        --------       --------
Operating revenue                                       $ 47,008       $ 46,694
                                                        --------       --------
Operating expenses:
       Operations                                         33,119         31,116
       Maintenance                                         2,740          2,995
       Depreciation and amortization                       4,817          4,471
       Income taxes                                          141            951
       Property and other taxes                            2,399          2,259
                                                        --------       --------
            Total operating expenses                      43,216         41,792
                                                        --------       --------

            Net operating income                           3,792          4,902

Other income and expenses, net                               393            329
                                                        --------       --------
            Income before interest expense                 4,185          5,231
                                                        --------       --------

Interest expense:
       Long-term debt interest                             3,516          3,248
       Other interest                                        448            450
                                                        --------       --------
            Total interest expense                         3,964          3,698
                                                        --------       --------

Net income                                              $    221       $  1,533
                                                        ========       ========

Earnings per share
       Basic                                            $   0.01       $   0.10
                                                        ========       ========
       Diluted                                          $   0.01       $   0.10
                                                        ========       ========
Weighted average shares outstanding
       Basic                                              15,182         15,094
                                                        ========       ========
       Diluted                                            15,294         15,146
                                                        ========       ========
Dividends per share of common stock                     $0.27875       $0.27500
                                                        ========       ========

See Notes to Condensed Consolidated Financial Statements

CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
For the three months ended

(In thousands)
                                                                                                     March 31,            March 31,
                                                                                                       2001                  2000
                                                                                                     --------              --------
Operating activities
     Net income                                                                                      $    221              $  1,533
                                                                                                     --------              --------
     Adjustments to reconcile net income to net cash
       provided by operating activities:
          Depreciation and amortization                                                                 4,817                 4,471
          Deferred income taxes, investment tax credits
              regulatory assets and liabilities, net                                                      240                (3,057)
          Changes in operating assets and liabilities:
              Receivables                                                                               3,223                 4,513
              Unbilled revenue                                                                          1,928                 1,880
              Accounts payable                                                                         (2,342)               (6,251)
              Other current assets and liabilities                                                      2,129                 1,821
              Other changes, net                                                                         (546)                  606
                                                                                                     --------              --------
              Net adjustments                                                                           9,449                 3,983
                                                                                                     --------              --------
                    Net cash provided by operating activities                                           9,670                 5,516
                                                                                                     --------              --------
Investing activities:
     Utility plant expenditures                                                                       (13,405)               (3,980)
                                                                                                     --------              --------
Financing activities:
     Net short-term borrowings                                                                          3,902                 2,300
     Net long-term debt                                                                                    28                  (126)
     Advances for construction                                                                          2,590                 1,018
     Refunds of advances for construction                                                              (1,239)               (1,190)
     Contributions in aid of construction                                                               1,252                   373
     Dividends paid                                                                                    (4,260)               (3,986)
                                                                                                     --------              --------
                    Net cash provided by (used in)
                       financing activities                                                             2,273                (1,611)
                                                                                                     --------              --------

Change in cash and cash equivalents                                                                    (1,462)                  (75)
Cash and cash equivalents at beginning  of period                                                       3,241                 1,655
                                                                                                     --------              --------
Cash and cash equivalents at end of period                                                           $  1,779              $  1,580
                                                                                                     ========              ========

See Notes to Condensed Consolidated Financial Statements

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

3. Basic earnings per share is calculated by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated by dividing income available to common stockholders by the weighted average number of common shares outstanding plus potentially dilutive shares.

4.   Refer to the  Annual  Report on Form 10-K for the year ended  December  31,
     2000 for a summary of significant accounting policies and detailed information regarding the financial statements.

5. The Company operates primarily in one business segment providing water utility services.

6. The Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" on January 1, 2001. Its adoption did not have a material impact on the Company's financial position or results of operations.

7. Acquisitions of two water systems, accounted for as asset purchases and adding 375 customers to Washington Water Service Company, a wholly-owned subsidiary, were completed in the first quarter. The purchase price for the two systems was $428,000.

     The acquisition of the 1,100 customer NISH water systems in Visalia, California was completed as a pooling of interests. The effect of pooling was deemed not to be material, therefore, prior year financial statements have not been restated and pro-forma disclosures were not considered significant. The net equity of NISH was recorded as an adjustment to retained earnings as of January 1, 2001. 36,180 common shares were issued for NISH which were valued at $899,000.

Item 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

     This Form 10Q, contains forward-looking statements intended to qualify for "safe harbor" within the meaning of the Federal securities laws as established by the Private Securities Litigation Reform Act of 1995. Such statements are based on currently available information, expectations, estimates, assumptions and projections, and management's judgment about California Water Service Group (Company), the water utility industry and general economic conditions. Words such as expects, intends, plans, believes, estimates, anticipates or variations of such words or similar expressions are intended to identify forward-looking statements. The forward-looking statements are not guarantees of future performance. Actual results may vary materially from what is contained in a forward-looking statement. Factors which may cause a result different than expected or anticipated include: governmental and regulatory commissions' decisions, new legislation, increases in suppliers' prices and the availability of supplies, changes in environmental compliance requirements, acquisitions, the ability to successfully implement business plans, changes in customer water use patterns and the impact of weather on operating results. The Company assumes no obligation to provide public updates of forward-looking statements.

RESULTS OF FIRST QUARTER OPERATIONS

     First quarter net income was $221,000, equivalent to $0.01 per common share on a diluted basis compared to the $1,533,000 or $0.10 per share earned last year. Operating revenue increased $314,000 to $47,008,000. Heavier rain this year, especially in our Southern California service areas, caused usage from existing customers to decline 2%. However, that decline was offset by additional revenue from rate increases and usage by 6,400 new customers that were added since last year, resulting in the net revenue growth. Components of the operating revenue increase are presented in the following table:

Decreased consumption                                               $(1,065,000)
Rate increases                                                          889,000
Usage by new customers                                                  490,000
                                                                    -----------
     Net revenue increase                                           $   314,000
                                                                    ===========

     Total operating expenses were $43,216,000 in 2001 versus $41,792,000 in 2000, a 3% increase.

     Water production costs, representing the largest components of total operating expenses include purchased water, purchased power for pump operations and pump taxes. Together, these costs accounted for 38% of total operating expenses and increased

3% compared to last year. Well production provided 47% of the water supply, 53% was purchased from wholesale suppliers and a small portion was developed through the Company's surface water treatment plants. The components of water production costs and the changes from last year are shown in the table below:

                                             First Quarter
                                               2001 Cost               Change
                                              -----------           -----------
Purchased water                               $13,014,000           $   330,000
Purchased power                                 2,432,000               375,000
Pump taxes                                        848,000              (257,000)
                                              -----------           -----------
     Total                                    $16,294,000           $   448,000
                                              ===========           ===========

     The purchased water increase was primarily attributable to wholesale water suppliers' rate increases in six California districts. Purchased power increased due to higher energy costs. Pump taxes decreased because of less pumping in districts where pump taxes are incurred.

     Other operations expense increases resulted from:

o The impact of a general wage increase that was effective at the start of the year, additional hours worked and increases in related employee benefits.

o Increased consultants' costs in regards to the continuing enhancement of the new computer system.

     Maintenance expense decreased $255,000 due to decreased water treatment and pump equipment maintenance, and fewer water main repairs.

     Federal and state income taxes decreased $810,000 because of lower taxable income.

     Other income was $393,000 this year and $329,000 in 2000. Two real estate transactions involving $140,000 in pretax income were recorded in the first quarter. Other real estate transactions are expected to be completed during 2001 that will provide pretax income of over $4 million.

     Interest expense on long-term debt rose $268,000 because of the issuance in October 2000 of the $20 million, Series C 8.15% senior notes that were outstanding during the entire quarter this year.

REGULATORY MATTERS

     The Company will review 17 California Water Service Company districts for consideration in filing 2001 general rate applications. Based on the results of the review the company will file applications as appropriate. General rate applications will be filed in July 2001 with CPUC decisions expected in the second quarter of 2002. A rate increase application is anticipated for the Washington operations for early 2002.

     As noted elsewhere in this report, the Company plans to file for rate recovery of the higher California power costs as soon as the final electric rate tariffs have been established.

     During 2001, rate increases are projected to provide about $6.4 million in new revenue from the following sources:

> A rate increase filed by Dominguez Water Company prior to the merger with the Company was approved by the California Public Utilities Commission
     (CPUC) in October 2000. Total new revenue as a result of increases from these proceeding is estimated at $1,300,000 for 2001.

> Increased rates in the Hawthorne district will provide $240,000 during 2001.

> Starting late in the second quarter, 2001 after CPUC approval, new revenue from the general rate applications filed in 2000 for three California districts is expected to be $1,600,000.

> The Company filed with the CPUC in May 2001 for recovery of certain general office expenses. If approved, the 2001 revenue is estimated at $2,500,000 starting in August 2001.

> A total of $775,000 in additional revenue from 2001 step rate increases that became effective January 1, 2001 is anticipated.

LIQUIDITY

     Short-term bank borrowings were $18,500,000 at March 31, 2001 and $14,598,000 at December 31, 2000. Additional short-term bank borrowings will be necessary during the second quarter to fund semiannual long-term debt interest payments due on May 1, 2001 and the second quarter dividend payable on May 15, 2001. Following those payments, the Company expects to generate cash flow from operations to repay a portion of the short-term bank borrowings.

     The first quarter common dividend was paid on February 15, 2001 at $0.27875 per share. This represents a $0.00375 or 1.4% increase in the quarterly dividend rate from 2000 as approved by the Board of Directors at their January 2001 meeting. Annualized, the 2001 dividend rate is $1.115 per common share compared to $1.10 in 2000. Based on the 12-month earnings per share at March 31, 2001, the dividend payout ratio is 92%. At their April 18, 2001 meeting, Directors declared the second quarter dividend payable May 15, 2001 to shareholders of record on May 1, 2001. This is the 226th consecutive quarterly dividend paid by the Company.

     About 10% of the outstanding shares participate in the reinvestment program under the Company's Dividend Reinvestment and Stock Purchase Plan ("Plan"). No new common shares were issued under the Plan during the quarter. Shares required for the dividend reinvestment and stock purchase option of the Plan were purchased on the open market. Shares are also purchased on the open market to fulfill the requirements of the Company sponsored Employee Savings Plan (401(k)). Purchases for this plan are made on a biweekly basis.

     Book value per common share was $12.88 at March 31, 2001 compared to $12.69 a year earlier.

     During the quarter, utility plant expenditures totaled $13,405,000 for additions to and replacements of utility plant. Of that amount, $3,457,000 was funded through the Company's construction budget with the remainder funded by developers' contributions in aid of construction and refundable advances for construction. The 2001 Company construction budget is $53,900,000.

WATER SUPPLY

     The Company believes that its various sources of water supply are sufficient to meet customer demand for the remainder of the year. Historically, roughly half of the water source is purchased from wholesale suppliers with the other half pumped from wells. A small portion is developed through three local surface treatment plants.

     Storage in state reservoirs was 106% of historic average as of March 23, 2001, and groundwater levels remain adequate. While somewhat below historic average, the mountain snowpack will provide runoff to streams and reservoirs as it melts during the summer months.

ACQUISITIONS

     Acquisitions of two water systems, accounted for as asset purchases and adding 375 customers to Washington Water, a wholly-owned subsidiary of the Company, were completed in the first quarter. The purchase price for the two systems was $428,000.

     The acquisition of the 1,100 customer NISH water systems in Visalia, California was completed as a pooling of interests. The effect of pooling was deemed not to be material, therefore, prior year financial statements have not been restated and pro-forma disclosures were not considered significant. The net equity of NISH was recorded as an adjustment to retained earnings as of January 1, 2001. 36,180 common shares were issued for NISH which were valued at $899,000.

     Combined, the three acquisitions are expected to provide approximately $350,000 in annual revenue.

CALIFORNIA ENERGY SITUATION

     In recent months, the California energy crisis has been well publicized. In January 2001, electric rates increased about 10 percent. Another increase of about 35 percent was approved by the CPUC and is expected to be effective during the second quarter. The Company intends to file an application with the CPUC to recovery the higher electric rates from customers as soon as the final electric rate structure is known.

     During the quarter, California experienced several power outages when power suppliers implemented rolling electric blackouts due to supply shortages. This summer, additional periods of electric blackouts are expected. The Company has taken action for such situations in order to continue water service to customers. Many wellsites are equipped with emergency electric generators. The generators are designed to produce electricity to keep wells operating during power outages. Storage tanks also provide customers with water during blackout periods.

ACCOUNTING PRONOUNCEMENTS

     No accounting pronouncements were issued or effective during the period that would have a significant impact on the Company, however, Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" was adopted on January 1, 2001.

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


PART II OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

(a) The annual meeting of stockholders of California Water Service Group was held on April 18, 2001 at the Company's executive office in San Jose, California. As proposed in the 2001 Proxy, the election of directors and confirmation of KPMG LLP to serve as independent auditors for 2001 were approved by stockholders at the meeting.

(b)  At the annual  stockholders  meeting, a Board of Directors to serve for the
     ensuing  year  was  elected.   The  following  directors  were  elected  as
     nominated:

              Douglas M. Brown                 Robert W. Foy
              Edward D. Harris, Jr. M.D.       Robert K. Jaedicke
              Richard P. Magnuson              Linda R. Meier

              Peter C. Nelson                  Langdon W. Owen
              George A. Vera

(c) Two proposals were voted on at the meeting: (1) election of directors for the ensuing year, and (2) ratification of the selection of KPMG LLP as independent auditors for 2001.

(1)  Tabulation of the votes for the election of directors was:

                                                      For                Against
                                                   ----------            -------
Douglas M. Brown                                   13,892,197            171,402
Robert W. Foy                                      12,955,436            171,402
Edward D. Harris, Jr. M.D                          13,893,894            171,402
Robert K. Jaedicke                                 13,875,169            171,402
Richard P. Magnuson                                13,903,012            172,202
Linda R. Meier                                     13,868,808            171,402
Peter C. Nelson                                    12,949,509            173,706
Langdon W. Owen                                    13,885,153            172,202
George A. Vera                                     13,894,987            171,402

(2) The Directors' selection of KPMG LLP to serve as independent auditors for 2001 was ratified by the stockholders. There were 13,642,844 votes in favor, 100,979 against and 120,585 abstentions.


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

April 30, 2001

                              /s/ Gerald F. Feeney
                                Gerald F. Feeney
                     Vice President, Chief Financial Officer
                                  and Treasurer