Form 10-Q
period 2001-06-30
CALIFORNIA WATER SERVICE GROUP
filed 2001-08-13
CIK 1035201

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

X        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
--       EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001
                               -------------

                                            OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ______________

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

APPLICABLE ONLY TO ISSURES INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities
under a plan confirmed by a court.  Yes              No
                                         ------------  ---------

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common shares outstanding as of July 31, 2001 - 15,182,046. This form 10-Q contains a total of 15 pages.

PART I        FINANCIAL INFORMATION

Item 1.       Financial Statements

              The financial information presented in this 10Q filing has been prepared by management and has not been audited.

CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATED BALANCE SHEET

(In thousands, except per share data)                 June 30,      December 31,
                                                        2001           2000
                                                      ---------     ---------
ASSETS
Utility plant:
        Utility plant                                 $ 878,091     $ 851,281
        Less depreciation and amortization              277,780       268,500
                                                      ---------     ---------
              Net utility plant                         600,311       582,781
                                                      ---------     ---------

Current assets:
        Cash and cash equivalents                         1,047         3,241
        Receivables                                      26,675        20,613
        Unbilled revenue                                  9,754         7,964
        Materials and supplies at average cost            3,150         2,718
        Taxes and other prepaid expenses                  4,748         5,484
                                                      ---------     ---------
              Total current assets                       45,374        40,020
                                                      ---------     ---------

Other assets:
        Regulatory assets                                38,493        38,133
        Other assets                                      6,909         5,671
                                                      ---------     ---------
              Total other assets                         45,402        43,804
                                                      ---------     ---------
                                                      $ 691,087     $ 666,605
                                                      =========     =========

CAPITALIZATION AND LIABILITIES
Capitalization:
        Common stock, $.01 par value                  $     151     $     151
        Additional paid-in capital                       49,984        49,984
        Retained earnings                               147,403       149,185
        Accumulated other comprehensive loss               (486)         (486)
                                                      ---------     ---------
              Total common stockholders' equity         197,052       198,834
        Preferred stock                                   3,475         3,475
        Long-term debt, less current maturities         187,112       187,098
                                                      ---------     ---------
              Total capitalization                      387,639       389,407
                                                      ---------     ---------

Current liabilities:
        Current maturities of long-term debt              2,881         2,881
        Short-term borrowings                            32,000        14,598
        Accounts payable                                 29,727        26,493
        Accrued expenses and other liabilities           19,854        19,764
                                                      ---------     ---------
              Total current liabilities                  84,462        63,736

Unamortized investment tax credits                        2,983         2,989
Deferred income taxes                                    26,214        25,620
Regulatory and other liabilities                         20,359        20,316
Advances for construction                               108,357       105,562
Contributions in aid of construction                     61,073        58,975
                                                      ---------     ---------
                                                      $ 691,087     $ 666,605
                                                      =========     =========

See Notes to Condensed Consolidated Financial Statements

CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATED STATEMENT OF INCOME
(In thousands, except per share data)

For the three months ended:                             June 30,       June 30,
                                                          2001          2000
                                                        -------       --------

Operating revenue                                       $66,958       $65,948
                                                        -------       --------
Operating expenses:
       Operations                                        44,733        43,790
       Maintenance                                        3,106         2,606
       Depreciation and amortization                      4,777         4,742
       Income taxes                                       3,790         3,387
       Property and other taxes                           2,502         2,446
                                                        -------       --------
            Total operating expenses                     58,908        56,971
                                                        -------       --------

            Net operating income                          8,050         8,977

Other income and expenses, net                            1,809           623
                                                        -------       --------
            Income before interest expense                9,859         9,600
                                                        -------       --------

Interest expense:
       Long-term debt interest                            3,509         3,249
       Other interest                                       586           598
                                                        -------       --------
            Total interest expense                        4,095         3,847
                                                        -------       --------

Net income                                              $ 5,764       $ 5,753
                                                        =======       ========

Earnings per share
       Basic                                            $  0.38       $  0.38
                                                        =======       ========
       Diluted                                          $  0.37       $  0.38
                                                        =======       ========
Weighted average shares outstanding
       Basic                                             15,182        15,118
                                                        =======       ========
       Diluted                                           15,294        15,146
                                                        =======       ========
Dividends per share of common stock                     $0.27875      $0.27500
                                                        =======       ========


See Notes to Condensed Consolidated Financial Statements

CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATED STATEMENT OF INCOME
(In thousands, except per share data)

For the six months ended:                                 June 30,      June 30,
                                                            2001          2000
                                                          --------      --------

Operating revenue                                         $113,966      $112,659
                                                          --------      --------
Operating expenses:
       Operations                                           77,853        74,924
       Maintenance                                           5,845         5,601
       Depreciation and amortization                         9,593         9,213
       Income taxes                                          3,932         4,338
       Property and other taxes                              4,901         4,705
                                                          --------      --------
            Total operating expenses                       102,124        98,781
                                                          --------      --------

            Net operating income                            11,842        13,878

Other income and expenses, net                               2,202           952
                                                          --------      --------
            Income before interest expense                  14,044        14,830
                                                          --------      --------

Interest expense:
       Long-term debt interest                               7,026         6,496
       Other interest                                        1,033         1,048
                                                          --------      --------
            Total interest expense                           8,059         7,544
                                                          --------      --------

Net income                                                $  5,985      $  7,286
                                                          ========      ========

Earnings per share
       Basic                                              $   0.39      $   0.48
                                                          ========      ========
       Diluted                                            $   0.39      $   0.48
                                                          ========      ========
Weighted average shares outstanding
       Basic                                                15,182        15,106
                                                          ========      ========
       Diluted                                              15,294        15,146
                                                          ========      ========
Dividends per share of common stock                       $0.55750      $0.55000
                                                          ========      ========


See Notes to Condensed Consolidated Financial Statements

CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
For the six months ended

(In thousands)

                                                                June 30,     June 30,
                                                                  2001        2000
                                                                --------    --------
Operating activities
     Net income                                                 $  5,985    $  7,286
                                                                --------    --------
     Adjustments to reconcile net income to net cash
       provided by operating activities:
          Depreciation and amortization                            9,593       9,213
          Deferred income taxes, investment tax credits
              regulatory assets and liabilities, net                 271         812
          Changes in operating assets and liabilities:
              Receivables                                         (6,060)     (2,029)
              Unbilled revenue                                    (1,790)     (1,188)
              Accounts payable                                     3,234         789
              Other current assets and liabilities                   393         493
              Other changes, net                                  (1,239)       (545)
                                                                --------    --------
              Net adjustments                                      4,402       7,545
                                                                --------    --------
                    Net cash provided by operating activities     10,387      14,831
                                                                --------    --------
Investing activities:
     Utility plant expenditures                                  (27,245)    (18,216)
                                                                --------    --------
Financing activities:
     Net short-term borrowings                                    17,402       9,196
     Net long-term debt                                              (24)        510
     Issuance of common stock                                       --           644
     Advances for construction                                     4,542       2,827
     Refunds of advances for construction                         (1,749)     (2,016)
     Contributions in aid of construction                          3,023         765
     Dividends paid                                               (8,530)     (7,982)
                                                                --------    --------

                    Net cash provided by financing activities     14,664       3,944
                                                                --------    --------

Change in cash and cash equivalents                               (2,194)        559
Cash and cash equivalents at beginning  of period                  3,241       1,655
                                                                --------    --------
Cash and cash equivalents at end of period                      $  1,047    $  2,214
                                                                ========    ========

See Notes to Condensed Consolidated Financial Statements

                         California Water Service Group
              Notes to Condensed Consolidated Financial Statements

1. Due to the seasonal nature of the water business, the results for interim periods may not be indicative of the results for a twelve-month period.

2. The interim financial information is unaudited. In the opinion of management, the accompanying financial statements reflect all adjustments, which are necessary to provide a fair statement of the results for the periods covered. The adjustments consist of normal recurring adjustments. Certain prior years' amounts have been reclassified, where necessary, to conform to the current presentation.

3. Basic earnings per share is calculated by dividing income available for common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated by dividing income available for common stockholders by the weighted average number of common shares outstanding plus potentially dilutive shares. Income available for common stockholders is determined by subtracting from net income dividends paid on preferred stock which were $38,000 for the quarter ended June 30, 2001 and $76,000 for the six months ended June 30, 2001. The difference between basic and diluted weighted average number of common shares outstanding is the effect of dilutive common stock options outstanding.

4.   Refer to the  Annual  Report on Form 10-K for the year ended  December  31,
     2000 for a summary of significant accounting policies and detailed information regarding the financial statement presentation.

5. The Company operates primarily in one business segment providing water utility services.

6. In July 2001, the Financial Accounting Standards Board issued Statement No. 141, "Business Combinations", and Statement No. 142, "Goodwill and Other Intangible Assets". Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement 141 also specifies conditions that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. Statement 142 specifies that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 also requires that intangible assets with determinable useful lives be amortized over their useful lives to their estimated residual values, and reviewed for impairment in accordance with Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of".

     The Company is required to adopt the provisions of Statement 141 immediately, except with regard to business combinations initiated prior to July 1, 2001 that it expects to be accounted for using the pooling-of-interests method. Statement 142 is effective for the Company on January 1, 2002.

     The Company has not yet determined the impact the adoption of Statements 141 and 142 will have on its financial position or results of operations.

Item 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

         This Form 10Q, contains forward-looking statements intended to qualify for "safe harbor" within the meaning of the Federal securities laws as established by the Private Securities Litigation Reform Act of 1995. Such statements are based on currently available information, expectations, estimates, assumptions and projections, and management's judgment about California Water Service Group (Company), the water utility industry and general economic conditions. Words such as "expects, intends, plans, believes, estimates, anticipates" or variations of such words or similar expressions are intended to identify forward-looking statements. The forward-looking statements are not guarantees of future performance. Actual results may vary materially from what is contained in a forward-looking statement. Factors which may cause a result different than expected or anticipated include: governmental and regulatory commissions' decisions, the timeliness of regulatory commissions' actions concerning rate relief, new legislation, electric power interruption, increases in suppliers' prices and the availability of supplies, changes in environmental compliance requirements, acquisitions, the ability to successfully implement business plans, changes in customer water use patterns and the impact of weather on operating results, especially as it impacts water sales. The Company assumes no obligation to provide public updates of forward-looking statements.

RESULTS FOR THE SECOND QUARTER

         Second quarter net income was $5,764,000, equivalent to $0.37 per common share on a diluted basis compared to the $5,753,000 or $0.38 per share on a diluted basis last year. Operating revenue increased 2% from $65,948,000 in 2000 to $66,958,000. Cooler weather, especially in the Southern California service areas, had a negative impact on second quarter revenue. Revenue from existing customers declined $818,000 as usage per customer was lower this year. Offsetting the decline in usage was $1,171,000 of additional revenue from rate increases and $657,000 of additional revenue from 7,200 new customers.

     Decreased consumption by existing customers                  ($  818,000)
     Rate increases                                                 1,171,000
     Usage by new customers                                           657,000
                                                                  -----------
          Net revenue increase                                    $ 1,010,000
                                                                  ===========

         Total operating expenses increased 3%. The second quarter last year included $1,775,000 of non-recurring expenses related to the Dominguez Services Corporation merger that was completed in May 2000.

         Water production was 4% lower; however, water production costs, consisting of purchased water, purchased power and pump taxes, increased 1%. Water production costs are the largest components of total operating expenses. Together these costs accounted for 45% of total operating expenses. Well production provided 52% of the water supply, 47% was purchased from wholesale suppliers and the balance was developed from surface supplies processed through the Company's two surface water treatment plants. The components of water production costs and the changes from last year are shown in the table below:

                                               2001 Cost          Change
                                             -----------       -----------
         Purchased water                     $20,135,000        ($196,000)
         Purchased power                       4,587,000           647,000
         Pump taxes                            1,803,000         (260,000)
                                             -----------       -----------
              Total                          $26,525,000          $191,000
                                             ===========       ===========

         Purchased water rates charged by wholesalers increased in six California districts. Despite the increases, purchased water cost decreased due to credits received from two wholesale suppliers and a decline in purchases as a result of reduced customer demand. Pump taxes decreased because of less pumping in districts where pump taxes are incurred.

         June was the first month fully impacted by California's higher electric rates. Compared to last year, the Company's California electric suppliers' rate rose an average of 48%. For the quarter, the additional electric cost was $647,000. The Company expects that increases in electric rates will be recovered from customers through established California Public Utilities Commission ("Commission" or "CPUC") procedures, although on short-term basis there will be a regulatory lag in recovering the higher costs. Authorization for the Company to increase rates to recover the higher electric costs is expected at the Commission's August 23, 2001 meeting.

          Also increasing other operations expense was the impact of the general wage increase that was effective at the start of the year, additional hours worked and increases in related employee benefits.

         Maintenance   expense   increased   $500,000  due  to  additional  work
necessitated by water main and service line repairs, along with work at wellsites.

         Federal and state income taxes increased $403,000 due to increased income.

         Net other income increased $1,186,000 primarily due to the sale of a surplus real estate property in the South San Francisco district. The sale increased other income by $990,000. Another real estate transaction is expected to be completed during 2001 that will provide pretax income of approximately $3 million.

         Interest expense on long-term debt rose $260,000 over the second quarter of 2000 because of the issuance in October 2000 of the $20 million, Series C 8.15% senior notes. Other interest expense declined slightly. Even though borrowings under the bank short-term line of credit were higher this year, interest rates were lower resulting in the reduced expense.

RESULTS FOR THE SIX MONTHS

         Net income for the six months ending June 30, 2001 was $5,985,000, equivalent to $0.39 per common share on a diluted basis compared to the $0.48 per common share on a diluted basis earned for the same period last year. As discussed below, the earnings comparison was impacted by this year's gains from the program to sell surplus real estate and last year's Dominguez merger costs.

         Operating revenue increased $1,307,000 to $113,966,000. The higher revenue was primarily due to rate increases and revenue from new customers. Since January 1, 2001, 3,800 new customers have been added. Average consumption per metered customer decreased 2% from last year and average revenue per customer decreased $1.18. A breakdown of the net increase in operating revenue is accounted for in the following table:

            Decreased consumption by existing customers          ($1,833,000)
            Rate increases                                         2,028,000
            Usage by new customers                                 1,112,000
                                                                 -----------
                   Net revenue increase                          $ 1,307,000
                                                                 ===========

         Total operating expenses increased 3%.

         Water production was 4% less than last year. Well production provided 50% of the supply with 49% purchased from wholesale suppliers and 1% produced through the treatment plants. Despite the decrease in production, water production costs increased $640,000 mainly due to wholesale water suppliers and electricity price increases. Refer to the section titled "California Energy Situation" for further discussion of electric costs. The components of water production expense and the changes from last year are shown in the table below:

                                            2001 Cost                Change
                                        -------------         ---------------
         Purchased water                  $33,148,000               $134,000
         Purchased power                    7,019,000              1,023,000
         Pump taxes                         2,651,000               (517,000)
                                        -------------         ---------------
                  Total                   $42,818,000               $640,000
                                        =============         ===============

         In addition to water production costs, other operations expense categories increased $2,289,000. During 2000, $1,980,000 in non-recurring expenses related to the Dominguez merger were incurred. Operation expenses increased due to the 3% wage increase that was effective at the start of the year and the resulting increase in employee benefits costs.

         Maintenance expenses were higher by $244,000 due to work at pump stations, and more main and service line repairs. Fewer expenses related to water treatment equipment were incurred.

         Depreciation and amortization expense increased due to a greater depreciable plant investment.

         Federal and state income taxes were lower due to a decline in taxable income.

         Net other income was $2,202,000 compared to $952,000 last year. Other income in 2001 includes $1,140,000 from two surplus property sales. There were no property sales recorded in 2000.

REGULATORY MATTERS

         The Company filed a Notice of Intent with the CPUC in July 2001 stating that it is preparing to file General Rate Case (GRC) applications for 16 California Water Service Company districts. The applications are expected to be file in September 2001. The districts represent about 70% of total customers. Under the Commission's guidelines for processing GRC applications, Commission decisions would be expected in the second quarter of 2002. However, the Company and other water utilities have experienced delays in obtaining rate decisions as the Commission has not adhered to its processing guidelines in recent proceedings.

         As noted elsewhere in this report, the Company filed for offset rate recovery of the higher California electric costs in May and expected a decision in June. That decision is now expected in late August. If approved, it would add about $6.5 million in additional revenue.

         A decision for the Company's GRC applications that were filed in July 2000 to increase rates in three California districts was expected in the second quarter 2001. A decision is now expected in September 2001. If approval is received, the expected increase in 2001 revenue is estimated at $1,000,000.

         The Company filed with the Commission in May 2001 for recovery of certain general office expenses. If approved, the estimated increase in annual revenue will be approximately $5.9 million. A Commission decision had been expected in 2001, but is not now expected until mid-2002.

LIQUIDITY

         Short-term bank borrowings were $32,000,000 at June 30, 2001 compared to $14,598,000 at the end of last year. Additional short-term bank borrowings will be necessary during the third quarter to fund the quarterly dividend. Following that payment, the Company expects to generate cash flow from operations to repay a portion of the short-term bank borrowings. A long-term debt financing is expected in the second half of 2001.

         The Company is completing the syndication of its short-term bank line of credit agreement among two banks. The total amount available under the new arrangement is expected to be $60 million compared to the current agreement that provides for a $50 million limit. The new agreement is expected to be in place by mid-August.

         On May 15, 2001, the second quarter common and preferred dividends were paid.

         The third quarter common dividend will be paid on August 15, 2001 at $0.27875 per share as approved by the Board of Directors at their July 2001 meeting. This is the 227th consecutive quarterly dividend paid by the Company. Annualized, the 2001 dividend rate is $1.115 per common share compared to $1.10 in 2000. Based on the 12-month earnings per share at June 30, 2001, the dividend payout ratio is 92%.

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

         Book value per common share was $12.98 at June 30, 2001.

         During the quarter, utility plant expenditures totaled $22,339,000 for additions to and replacements of utility plant. On a year-to-date basis, plant expenditures have been $27,245,000. The plant expenditures were funded by operations, short-term bank borrowings and developers.

WATER SUPPLY

         The Company believes that its various sources of water supply are sufficient to meet customer demand for the remainder of the year. Historically, roughly half of the water source is purchased from wholesale suppliers with the other half pumped from wells. A small portion is developed through three local surface treatment plants.

         Storage in state reservoirs was 98% of historic average as of June 30, 2001, and groundwater levels remain adequate. While below historic average, the mountain snowpack will provide runoff to streams and reservoirs as it melts during the summer months.

CALIFORNIA ENERGY SITUATION

         In recent months, the California energy crisis has been well publicized. The CPUC authorized electric suppliers to increase rates in January followed by a larger increase effective in June. Compared to last year, the increase in the Company's purchased power rates is approximately 48%.

         During the second quarter, California was able to avoid rolling electric blackouts. The Company continues its efforts to use power as efficiently as possible and at the lowest cost to its customers. The Company maintains backup power systems to continue water service to customers if the power companies' supplies are interrupted. Many wellsites are equipped with emergency electric generators. The generators are designed to produce electricity to keep wells operating during power outages. Storage tanks also provide customers with water during blackout periods.

ACCOUNTING PRONOUNCEMENTS

         Refer to Note 6 of the Notes to Condensed Consolidated Financial Statements for information regarding issuance of Financial Accounting Standards Board Statement No. 141, "Business Combinations", and Statement No. 142, "Goodwill and Other Intangible Assets".

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

PART II OTHER INFORMATION

Item 4.       Submission of Matters to a Vote of Security Holders

         Matters voted on by stockholders at their annual meeting on April 18, 2001 were reported in the first quarter Form 10-Q.






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

August 3, 2001

                              /s/ Gerald F. Feeney
                                Gerald F. Feeney
                     Vice President, Chief Financial Officer
                                  and Treasurer