Form 10-Q
period 2001-09-30
CALIFORNIA WATER SERVICE GROUP
filed 2001-11-09
CIK 1035201

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

X        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
--       EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001
                                        ---------

                                            OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from___________________ to ______________

Commission file number ____1-13883___________________________

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common shares outstanding as of October 31, 2001 - 15,182,046. This form 10-Q contains a total of 15 pages.

PART I        FINANCIAL INFORMATION

Item 1.       Financial Statements

              The financial information presented in this 10Q filing has been prepared by management and has not been audited.


CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATED BALANCE SHEET

(In thousands, except per share data)                September 30,  December 31,
                                                          2001         2000
                                                       ---------     ---------
ASSETS
Utility plant:
        Utility plant                                  $ 889,124     $ 851,281
        Less depreciation and amortization               281,843       268,500
                                                       ---------     ---------
              Net utility plant                          607,281       582,781
                                                       ---------     ---------

Current assets:
        Cash and cash equivalents                          1,023         3,241
        Receivables                                       25,459        20,613
        Unbilled revenue                                  11,133         7,964
        Materials and supplies at average cost             2,437         2,718
        Taxes and other prepaid expenses                   7,161         5,484
                                                       ---------     ---------
              Total current assets                        47,213        40,020
                                                       ---------     ---------
Other assets:
        Regulatory assets                                 38,673        38,133
        Other assets                                       6,916         5,671
                                                       ---------     ---------
              Total other assets                          45,589        43,804
                                                       ---------     ---------
                                                       $ 700,083     $ 666,605
                                                       =========     =========
CAPITALIZATION AND LIABILITIES
Capitalization:
        Common stock, $.01 par value                   $     151     $     151
        Additional paid-in capital                        49,984        49,984
        Retained earnings                                149,052       149,185
        Accumulated other comprehensive loss                (486)         (486)
                                                       ---------     ---------
              Total common stockholders' equity          198,701       198,834
        Preferred stock                                    3,475         3,475
        Long-term debt, less current maturities          206,964       187,098
                                                       ---------     ---------
              Total capitalization                       409,140       389,407
                                                       ---------     ---------

Current liabilities:
        Current maturities of long-term debt               2,881         2,881
        Short-term borrowings                              6,000        14,598
        Accounts payable                                  31,494        26,493
        Accrued expenses and other liabilities            28,171        19,764
                                                       ---------     ---------
              Total current liabilities                   68,546        63,736

Unamortized investment tax credits                         2,980         2,989
Deferred income taxes                                     29,236        25,620
Regulatory and other liabilities                          20,417        20,316
Advances for construction                                106,745       105,562
Contributions in aid of construction                      63,019        58,975
                                                       ---------     ---------
                                                       $ 700,083     $ 666,605
                                                       =========     =========

See Notes to Condensed Consolidated Financial Statements

CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATED STATEMENT OF INCOME
(In thousands, except per share data)

For the three months ended:                         September 30, September 30,
                                                        2001          2000
                                                      --------      --------

Operating revenue                                     $ 76,310      $ 76,580
                                                      --------      --------
Operating expenses:
       Operations                                       52,924        48,197
       Maintenance                                       2,832         2,863
       Depreciation and amortization                     4,732         4,567
       Income taxes                                      3,915         5,861
       Property and other taxes                          2,390         2,310
                                                      --------      --------
            Total operating expenses                    66,793        63,798
                                                      --------      --------

            Net operating income                         9,517        12,782

Other income and expenses, net                             420           358
                                                      --------      --------
            Income before interest expense               9,937        13,140
                                                      --------      --------

Interest expense:
       Long-term debt interest                           3,525         3,276
       Other interest                                      492           659
                                                      --------      --------
            Total interest expense                       4,017         3,935
                                                      --------      --------

Net income                                            $  5,920      $  9,205
                                                      ========      ========

Earnings per share
       Basic                                          $   0.39      $   0.61
                                                      ========      ========
       Diluted                                        $   0.39      $   0.60
                                                      ========      ========
Weighted average shares outstanding
       Basic                                            15,182        15,146
                                                      ========      ========
       Diluted                                          15,294        15,199
                                                      ========      ========
Dividends per share of common stock                   $0.27875      $0.27500
                                                      ========      ========


See Notes to Condensed Consolidated Financial Statements

CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATED STATEMENT OF INCOME
(In thousands, except per share data)

For the nine months ended:                          September 30, September 30,
                                                        2001          2000
                                                      --------      --------

Operating revenue                                     $190,276      $189,239
                                                      --------      --------
Operating expenses:
       Operations                                      130,776       123,122
       Maintenance                                       8,678         8,463
       Depreciation and amortization                    14,325        13,781
       Income taxes                                      7,846        10,199
       Property and other taxes                          7,291         7,014
                                                      --------      --------
            Total operating expenses                   168,916       162,579
                                                      --------      --------

            Net operating income                        21,360        26,660

Other income and expenses, net                           2,622         1,310
                                                      --------      --------
            Income before interest expense              23,982        27,970
                                                      --------      --------

Interest expense:
       Long-term debt interest                          10,551         9,772
       Other interest                                    1,526         1,707
                                                      --------      --------
            Total interest expense                      12,077        11,479
                                                      --------      --------

Net income                                            $ 11,905      $ 16,491
                                                      ========      ========

Earnings per share
       Basic                                          $   0.78      $   1.08
                                                      ========      ========
       Diluted                                        $   0.77      $   1.08
                                                      ========      ========
Weighted average shares outstanding
       Basic                                            15,182        15,119
                                                      ========      ========
       Diluted                                          15,294        15,166
                                                      ========      ========
Dividends per share of common stock                   $0.83625      $0.82500
                                                      ========      ========


See Notes to Condensed Consolidated Financial Statements

CALIFORNIA WATER SERVICE GROUP
CONSOLIDATED STATEMENT OF CASH FLOWS
For the nine months ended

(In thousands)
                                                                     September 30,  September 30,
                                                                         2001           2000
                                                                       --------       --------
Operating activities
           Net income                                                  $ 11,905       $ 16,491
                                                                       --------       --------
           Adjustments to reconcile net income to net cash
              provided by operating
              activities:
                  Depreciation and amortization                          14,325         13,781
                  Deferred income taxes, investment tax credits
                     regulatory assets and liabilities, net               3,169         (3,256)
                  Changes in operating assets and liabilities:
                     Receivables                                         (4,846)        (2,785)
                     Unbilled revenue                                    (3,169)        (2,777)
                     Accounts payable                                     5,001          3,190
                     Other current assets and liabilities                 7,011          9,411
                     Other changes, net                                  (1,446)         1,299
                                                                       --------       --------
                        Net adjustments                                  20,045         18,863
                                                                       --------       --------
                           Net cash provided by operating activities     31,950         35,354
                                                                       --------       --------
Investing activities:
           Utility plant expenditures                                   (39,158)       (27,329)
                                                                       --------       --------
Financing activities:
           Net short-term borrowings                                     (8,598)           400
           Net long-term debt                                            19,829            508
           Issuance of common stock                                        --              644
           Advances for construction                                      4,346          3,144
           Refunds of advances for construction                          (3,163)        (2,886)
           Contributions in aid of construction                           5,377          1,116
           Dividends paid                                               (12,801)       (12,186)
                                                                       --------       --------
               Net cash provided (used in) by financing activities        4,990         (9,260)
                                                                       --------       --------

Change in cash and cash equivalents                                      (2,218)        (1,235)
Cash and cash equivalents at beginning of period                          3,241          2,379
                                                                       --------       --------
Cash and cash equivalents at end of period                             $  1,023       $  1,144
                                                                       ========       ========

Non-cash financing activity - common stock isued in acquistion         $    799       $   --
                                                                       ========       ========

See Notes to Condensed Consolidated Financial Statements

                         CALIFORNIA WATER SERVICE GROUP

              Notes to Consolidated Condensed Financial Statements

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

3. Basic earnings per share is calculated by dividing income available for common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated by dividing income available for common stockholders by the weighted average number of common shares outstanding plus potentially dilutive shares. Income available for common stockholders is determined by subtracting from net income dividends paid on preferred stock which were $38,000 for the quarter ended September 30, 2001 and $115,000 for the nine months ended September 30, 2001. The difference between basic and diluted weighted average number of common shares outstanding is the effect of dilutive common stock options outstanding.

4.   Refer to the  Annual  Report on Form 10-K for the year ended  December  31,
     2000 for a summary of significant accounting policies and detailed information regarding the financial statement presentation.

5. The Company operates primarily in one business segment providing water utility services.

6. On September 28, 2001, the Company issued unsecured $20 million Series D 7.13% 30-year Senior Notes. The issue was completed through a private placement with two insurance companies.

7. The Company entered into new short-term bank credit agreements dated July 31, 2001. The new agreements, which expire on April 30, 2003, replace the prior bank short-term borrowing agreements. The new agreement allows for unsecured short-term borrowings of up to $60 million at the prime or lower rates quoted by the banks.

8. In July 2001, the Financial Accounting Standards Board issued Statement No. 141, "Business Combinations", and Statement No. 142, "Goodwill and Other Intangible Assets". Statement No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement No. 141 also specifies conditions that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. Statement No. 142 specifies that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of Statement No. 142. Statement No. 142 also requires that intangible assets with determinable useful lives be amortized over their useful lives to their estimated residual values, and reviewed for impairment in accordance with Statement No. 121, "Accounting for the Impairment of Long-Lived Assets" and for "Long-Lived Assets to be Disposed of".

         The Company is required to adopt the provisions of Statement No. 141 immediately. The Company is not involved in a business combination initiated prior to July 1, 2001 that it expected to be accounted for using the pooling-of-interests method. Statement No. 142 is effective for the Company on January 1, 2002.

         The Company has not yet completed a full review of the impact that adopting Statements No. 141 and No. 142 will have on its financial position or results of operations. However, on a preliminary basis the Company does not expect either statement to have a material impact on its financial position or results of operations.

         In June 2001, Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" of long-lived assets was issued. The statement is effective for fiscal years beginning after June 15, 2003. The Company has not yet completed a full review of the impact that adopting the statement will have on its financial position or results of operations, and therefore is unable to state the impact that adopting the statement will have on its financial position or results of operations.

         In August 2001, Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" was issued. The statement sets forth requirements for measuring impairment of a long-lived asset that is defined as the condition that exists when the carrying amount of a long-lived asset exceeds its fair value. The statement also establishes criteria in which an impairment loss must be recognized. The Company has not yet completed a full assessment of the impact of adopting this statement, and therefore is uncertain as to the impact that adopting the statement will have on its financial position or results of operations. The statement is effective for the Company in 2002.

Item 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

         This Form 10Q contains forward-looking statements intended to qualify for "safe harbor" within the meaning of the Federal securities laws as established by the Private Securities Litigation Reform Act of 1995. Such statements are based on currently available information, expectations, estimates, assumptions and projections, and management's judgment about California Water Service Group (Company), the water utility industry and general economic conditions. Words such as "expects, intends, plans, believes, estimates, anticipates" or variations of such words or similar expressions are intended to identify forward-looking statements. The forward-looking statements are not guarantees of future performance. Actual results may vary materially from what is contained in a forward-looking statement. Factors which may cause a result different than expected or anticipated include: governmental and regulatory commissions' decisions, changes in regulatory commissions' policies or procedures, the timeliness of regulatory commissions' actions concerning rate relief, new legislation, electric power interruption, increases in suppliers' prices and the availability of supplies, changes in environmental compliance requirements, acquisitions, the ability to successfully implement business plans, changes in customer water use patterns and the impact of weather on operating results, especially as it impacts water sales. The Company assumes no obligation to provide public updates of forward-looking statements.

RESULTS FOR THE THIRD QUARTER

         Third quarter 2001 net income was $5,920,000, equivalent to $0.39 per common share on a diluted basis compared to the $9,205,000 or $0.60 per share on a diluted basis last year. Operating revenue decreased 0.4% to $76,310,000 from $76,580,000 in 2000. Cooler weather, especially in the southern California service areas, caused a decline in customers' water usage and resulted in lower revenue for the quarter. Revenue from existing customers declined $2,450,000 because of the lower usage. Offsetting the decline in usage was $1,519,000 of additional revenue from rate increases and $661,000 from usage by new customers. The following table shows the change in revenue:

         Decreased consumption by existing customers         ($2,450,000)
         Rate increases                                        1,519,000
         Usage by 5,700 new customers                            661,000
                                                              ----------
              Net revenue decrease                             ($270,000)
                                                              ==========

         Total operating expenses increased 5% compared to last year's third quarter. Water production was 3% higher, however, water production costs, consisting of purchased water, purchased electric power and pump taxes, increased 10%. Water production costs are the largest components of total operating expenses. Together these costs accounted for 52% of total operating expenses, 2% more than last year. Well production provided 55% of the water supply, 45% was purchased from wholesale suppliers and less than one percent was developed from surface supplies processed through the Company's two surface water treatment plants. The components of water production costs and the changes from last year are shown in the table below:

                                               3rd Quarter
                                                 2001 Cost              Change
                                               -----------            ----------
         Purchased water                       $23,592,000            ($285,000)
         Purchased power                         9,101,000             3,205,000
         Pump taxes                              2,344,000               389,000
                                               -----------            ----------
              Total                            $35,037,000            $3,309,000
                                               ===========            ==========

         Purchased water rates charged by wholesalers increased in seven districts. Despite the increases, purchased water cost decreased due to reduced customer usage that resulted in a decline in water purchases, and a shift to using more well water. The 3rd quarter was the first quarter fully impacted by higher electric rates. Compared to last year, the Company's California electric suppliers' rates rose 48% and electric rates in Washington were 27% higher. The higher rates combined with a 3% increase in water pumping increased electric costs by $3,205,000. Pump taxes increased because of higher tax rates and more pumping in districts subject to a pump tax.

          Also increasing other operations expense was the impact of the general wage increase that was effective at the start of the year, additional hours worked and increases in related employee benefits.

         Maintenance expense decreased $30,000 due to a slight decrease in maintenance expenditures for water main and service line repairs.

         Federal and state income taxes decreased $1,946,000 due to the decline in income.

         Other income for the quarter was $420,000, an increase of 17% over last year. There were no real estate sales this quarter, however, a real estate sale was completed in October 2001 and will be reported in the fourth quarter 2001. It will contribute $2,700,000 to pretax income.

         Interest expense on long-term debt rose $249,000 over 2000's third quarter because of the issuance in late September 2001 of the $20 million, Series D 7.13% senior notes, and the Series C senior notes issued in October 2000 that were not outstanding in 2000's third quarter. Other interest expense decreased $167,000 due to lower interest rates. The increase in borrowings was necessary because of higher operating expenses, particularly for purchased power costs, and delays in receiving timely California Public Utilities Commission
(CPUC) rate decisions.

RESULTS FOR THE NINE MONTHS

         Net income for the nine months ending September 30, 2001 was $11,905,000, equivalent to $0.77 per common share on a diluted basis compared to the $1.08 per common share on a diluted basis earned for the same period last year. As discussed below, the earnings comparison was impacted by this year's lower water sales, increases in electric rates and delays in receiving rate increases from the CPUC.

         Operating revenue increased $1,037,000 to $190,276,000. The higher revenue was primarily due to rate increases and revenue from new customers. Since January 1, 2001, the Company added 5,200 new customers. Average consumption per metered customer decreased 2 percent from last year and average revenue per customer decreased $3.06. A breakdown of the net increase in operating revenue is accounted for in the following table:

         Decreased consumption by existing customers        ($4,378,000)
         Rate increases                                       3,642,000
         Usage by new customers                               1,773,000
                                                             ----------
                Net revenue increase                         $1,037,000
                                                             ==========

         Total operating expenses increased 4%. Water production declined 1% from last year. Well production provided 52% of the supply with 47% purchased from wholesale suppliers and 1% produced through the treatment plants. Despite the decrease in production, water production costs increased $3,949,000 mainly due to electrical rate increases. The components of water production expense and the changes from last year are shown in the table below:

                                            9-months
                                            2001 Cost                Change
                                          -----------             ----------
         Purchased water                  $56,741,000              ($151,000)
         Purchased power                   16,120,000              4,228,000
         Pump taxes                         4,995,000               (128,000)
                                          -----------             ----------
                  Total                   $77,856,000             $3,949,000
                                          ===========             ==========

         In addition to water production costs, other operations expense categories increased $3,706,000. A 3% general wage increase that was effective at the start of the year and additional hours worked added to expense. The increase in wages also caused higher employee benefits expenses. During 2000, $2,718,000 of expenses related to the Dominguez merger was recorded that did not recur in 2001.

         Maintenance expenses were higher by $215,000 or 3% over last year. The higher costs related to pump stations, and main and service line repairs.

         Depreciation and amortization expense increased due to a higher depreciable plant investment.

         Federal and state  income  taxes were lower due to a decline in income.

         Net other income was $2,622,000 in 2001 compared to $1,310,000 last year. Other income in 2001 includes $1,282,000 from surplus property sales. There were no property sales recorded in 2000.

REGULATORY MATTERS

         Electric power rates charged by suppliers increased 10% in the first quarter and another 38% in May. Promptly after the May increase was known, the Company filed applications with the CPUC to recover the increased power costs for 24 districts under established offset cost recovery balancing account procedures. In September 2001, the CPUC authorized offset rate increases for two districts totaling $2,175,000 in annual revenue. For 2001, the offset rate increases are expected to increase revenue by approximately $735,000. The CPUC deferred decisions for the other 22 districts. Those decisions will likely be processed as part of the 2001 General Rate Case (GRC) applications. Subsequent to its September decisions, the CPUC proposed changes to the offset cost recovery balancing account process. Adoption of the proposed revisions, which the CPCU will consider in separate rulemaking proceedings, could deny the Company recovery of some or all of the power cost increases that have already been incurred or will be incurred in the future.

         CPUC decisions were received in September 2001 for two of the three GRC applications filed during the summer of 2000. The decisions authorized additional annual revenue of $2,890,000. In 2001, the decisions are expected to add approximately $980,000 to revenue. A decision for the third district was denied and that GRC will likely be included in the 2001 GRC filings.

         In September, the Company submitted GRC applications to the CPUC to increase rates for 16 of California Water Service Company's 24 regulated districts. These districts represent over 60 percent of total California customers. The application requests a 10.75% return on equity and additional annual revenue of $19 million. Under the Commission's guidelines for processing GRC applications, the Company would expect decisions would be received in the second quarter of 2002. However, the Company has noted that in recent water industry proceedings, the Commission has not adhered to its processing guidelines. The schedule for this series of applications indicates that the Company may not receive decisions until the third quarter of 2002. Included in the $19 million is an open application for $5.9 million covering increased General Office expenses. The CPUC staff and the Company had agreed on a stipulated settlement for the General Office cost recovery earlier this year. However, the staff later reconsidered its position and deferred the matter. The Company estimates that it might receive a decision concerning the General Office costs in the second quarter of 2002.

LIQUIDITY

         On September 28, 2001, the Company issued unsecured $20 million Series D 7.13% 30-year Senior Notes. The issue was completed through a private placement with two insurance companies.

         The Company entered into new short-term bank credit agreements dated July 31, 2001. The new agreements, which expire on April 30, 2003, replace the prior bank short-term borrowing agreements. The new agreement allows for unsecured short-term borrowings of up to $60 million at the prime or lower rates quoted by the banks.

         Short-term bank borrowings were reduced to $6,000,000 at September 30, 2001 with proceeds from the issuance of the Series D senior notes and cash from operations. The bank borrowings were reduced to $3,000,000 during October 2001. At September 30, 2000, short-term bank borrowings were $14,598,000. On November 1, 2001 additional short-term bank borrowings will be necessary to fund annual sinking fund and semi-annual interest payments on first mortgage bonds, and semi-annual interest payments on other debt obligations.

         On August 15, 2001, the third quarter common and preferred dividends were paid. The fourth quarter common dividend will be paid on November 15, 2001 at $0.27875 per share as approved by the Board of Directors at their October 24, 2001 meeting. This is the 228th consecutive quarterly dividend paid by the Company. Annualized, the 2001 dividend rate is $1.115 per common share compared to $1.10 in 2000. Because of lower earnings, the dividend payout ratio for the 12-month period ending September 30, 2001 is 111%.

         No new common shares were issued during the quarter.

         Book value per common share was $13.09 at September 30, 2001. During the quarter, gross utility plant expenditures (Company and developer funded) totaled $12,176,000 for additions to and replacements of utility plant. On a year-to-date basis, gross plant expenditures have been $39,158,000. The plant expenditures were funded by operations, issuance of Series D senior notes, short-term bank borrowings and funds from developers. The 2001 Company construction budget, which does not include developer funded projects, is $53,900,000.

WATER SUPPLY

         The Company believes that its various sources of water supply are sufficient to meet customer demand for the remainder of the year. Historically, roughly half of the water source is purchased from wholesale suppliers with the other half pumped from wells. A small portion is developed through three local surface treatment plants.

CALIFORNIA ENERGY SITUATION

         The California energy crisis has been well publicized. In response to supply shortages, electric power rates have increased significantly. During the third quarter, California was able to sustain its energy sources and avoid rolling electric blackouts. There is still uncertainty about the state's ability to avoid future rolling electric blackouts. The Company continues its efforts to use power as efficiently as possible and at the lowest cost to its customers.
The Company maintains backup power systems to continue water service to customers if the power companies' supplies are interrupted. Many wellsites are equipped with emergency electric generators. The generators are designed to produce electricity to keep wells operating during power outages. Storage tanks also provide customers with water during blackout periods.

ACCOUNTING PRONOUNCEMENTS

         Refer to Note 8 to Condensed Consolidated Financial Statements for information regarding issuance of Financial Accounting Standards Board Statement No 141 "Business Combinations", Statement No. 142, "Goodwill and Other Intangible Assets", Statement No. 143, "Accounting for Asset Retirement Obligations", and Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets".

SEPTEMBER 11 TERRORIST ATTACKS

         The Company shares in the nation's shock and sadness caused by the September 11th terrorist attacks in New York, Washington DC and Pennsylvania. As a result of the attacks, the Company has heightened security at its facilities and taken added precautions to safeguard our employees and the water we deliver to our customers.

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

         The Company's sensitivity to commodity prices is most affected by changes in purchased water and purchased power costs. Through the Commission's balancing account procedures, the Company has been able historically pass on increases in purchased water and purchased power costs to consumers; recently proposed revisions to the CPUC's procedures may impair the Company's ability to recover some or all of the increases. The Company manages other commodity price exposure through the duration and terms of its vendor contracts.


PART II OTHER INFORMATION

Item 4.       Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of security holders during the third quarter 2001.

PART II           OTHER INFORMATION

Item 6.       Exhibits and Reports on Form 8-K

(a) Instruments Defining the Rights of Security Holders of California Waters Service Company, including indentures:

4.1 Second Supplement to Note Agreement dated as of September 1, 2001 regarding the issuance of $20,000,000 7.13% Series D Senior Notes Due November 1, 2031

(b)      Material Contracts:

10.1 $60,000,000 Business Loan Agreements dated August 1, 2001 and expiring July 31, 2003 between Bank of America as lead arranger/bank and California Water Service Group and CWS Utility Services, California Water Service Company, and JCC Homes



                                   SIGNATURES

         Pursuant to the requirement of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the authorized undersigned.


                         CALIFORNIA WATER SERVICE GROUP
                         ------------------------------
                                   Registrant

                                October 30, 2001

                              /s/ Gerald F. Feeney
                                Gerald F. Feeney
                     Vice President, Chief Financial Officer
                                  and Treasurer