Form 10-K405
period 2001-12-31
CALIFORNIA WATER SERVICE GROUP
filed 2002-03-26
CIK 1035201

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the fiscal year ended December 31, 2001

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _____________ to______________

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No|_|.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

The aggregate market value of the voting stock held by non-affiliates of the Registrant - $373,478,000 on March 4, 2002.

Common stock outstanding at March 4, 2002 -15,182,046 shares.

                                  EXHIBIT INDEX

The exhibit index to this Form 10-K is on page 30.

                       DOCUMENTS INCORPORATED BY REFERENCE

Designated portions of Registrant's Annual Report to Stockholders for the calendar year ended December 31, 2001 (2001 Annual Report) are incorporated by reference in Part I (Item 1), Part II (Items 5, 6, 7 and 8) and in Part IV (Item 14(a)(1)).

Designated portions of the Registrant's Proxy Statement ("Proxy Statement"), dated March 25, 2002, relating to the 2002 annual meeting of stockholders are incorporated by reference in Part III (Items 10, 11 and 12) as of the date the Proxy Statement was filed with the Securities and Exchange Commission (SEC). The Proxy Statement was filed with the SEC via EDGAR on March 19, 2002.

                          TABLE OF CONTENTS

                                                                    Page
                                                                    ----

PART I

     Item  1.    Business.......................................     5
                 Forward Looking Statements.....................     5
                 General Development of Business................     5
                 Rates and Regulation...........................     6
                     Financial Information about

                     Industry Segments..........................     8
                 Narrative Description of Business..............     8
                 Geographical Service Areas and
                     Number of Customers at Year-end...........     10
                 Water Supply...................................    11
                 Nonregulated Operations........................    14
                  Utility Plant Construction Program

                     and Acquisitions...........................    15
                 California Energy Situation....................    15
                 Security at Company Facilities.................    16
                     Quality of Water Supplies..................    16
                 Competition and Condemnation...................    16
                 Environmental Matters..........................    17
                 Human Resources................................    17
                 Financial Information about Foreign and
                     Domestic Operations and Export Sales.....      17

     Item  2.    Properties.....................................    18

     Item  3.    Legal Proceedings..............................    18

     Item  4.    Submission of Matters to a Vote of
                     Security Holders...........................    19

     Executive Officers of the Registrant.......................    20

PART II

     Item  5.    Market for Registrant's Common Equity
                     and Related Stockholder Matters............    22

     Item  6.    Selected Financial Data........................    22

     Item  7.    Management's Discussion and Analysis of
                     Financial Condition and Results of
                     Operations.................................    22

    Item 7A.     Quantitative and Qualitative Disclosures About

                 Market Risk....................................    22

     Item  8.    Financial Statements and Supplementary Data...     22

     Item  9.    Changes in and Disagreements with
                     Accountants on Accounting and
                     Financial Disclosure.......................    22

PART III

     Item 10.    Directors and Executive Officers
                     of the Registrant..........................    23

     Item 11.    Executive Compensation.........................    23

     Item 12.    Security Ownership of Certain
                     Beneficial Owners and Management..........     23

     Item 13.    Certain Relationships and Related
                     Transactions...............................    23

PART IV

     Item 14.    Exhibits, Financial Statement Schedules, and
                     Reports on Form 8-K........................    24

Independent Auditors' Reports...................................    25

Schedules.......................................................    27

Signatures......................................................    28

Exhibit Index...................................................    30

                                     PART I

Item 1 Business.

     Forward Looking Statements

     This annual report, including the Letter to Stockholders and Management's Discussion and Analysis, contains forward-looking statements within the meaning established by the Private Securities Litigation Reform Act of 1995 ("Act"). The forward-looking statements are intended to qualify under provisions of the federal securities laws for "safe harbor" treatment established by the Act. Forward-looking statements are based on currently available information, expectations, estimates, assumptions and projections, and management's judgment about the Company, the water utility industry and general economic conditions. Such words as expects, intends, plans, believes, estimates, anticipates, projects or variations of such words or similar expressions are intended to identify forward-looking statements. The forward-looking statements are not guarantees of future performance. Actual results may vary materially from what is contained in a forward-looking statement. Factors which may cause a result different than expected or anticipated include: governmental and regulatory commissions' decisions, changes in regulatory commissions' policies or procedures, the timeliness of regulatory commissions' actions concerning rate relief, new legislation, electric power interruptions, increases in suppliers' prices and the availability of supplies including water and power, changes in environmental compliance requirements, acquisitions, the ability to successfully implement business plans, changes in customer water use patterns and the impact of weather on operating results, especially as it impacts water sales. The Company assumes no obligation to provide public updates of forward-looking statements.

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

     During 2000, the Company completed the largest acquisition in its history with the issuance of 2,210,000 shares of common stock in exchange for all of the outstanding shares of Dominguez Services Corporation. The acquisition which was accounted for as a pooling of interests was completed on May 25, 2000. The financial statements have been restated to include the Dominguez accounts in all periods.

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

     Cal Water, a California corporation, is the largest investor-owned water company in California and the third largest in the United States. It provides water service to 436,700 residential, commercial, public authority and industrial customers in 75 California cities and communities through 25 separate water systems or districts. In its 24 regulated systems, which serve 430,600 customers, rates and operations are subject to the jurisdiction of CPUC. An additional 6,100 customers receive service through a long-term lease of the City of Hawthorne water system, which is not subject to CPUC regulation.

     Washington Water is the largest investor owned water utility in the state. It is incorporated under the laws of the state of Washington. Washington Water provides water service to 13,700 customers subject to the regulation of the WUTC. An additional 2,300 customers are served under operating agreements with privately owned systems and are not subject to WUTC regulation.

     The Company's mailing address and principal executive offices are located at 1720 North First Street, San Jose, California 95112-4598; telephone number: 408-367-8200. The Company maintains a web site that can be accessed via the Internet at http://www.calwater.com.

     During the year ended December 31, 2001, there were no significant changes in the kind of products produced or services rendered by the Company or its operating subsidiaries, or in its markets or methods of distribution.

     Rates and Regulation

     Water utility rates and service for the regulated business are subject to the jurisdiction of the state regulatory commissions. The commissions' decisions and the timing of those decisions can have a significant impact on operations and earnings.

     Since the Company's 26 California operating districts are not physically integrated, rates are set independently for each district. General office expenses and plant investments are considered separately and allocated ratably to the operating districts.

     General rate case (GRC) applications in California address district operating costs and capital requirements for a forward-looking three-year period. GRC decisions typically authorize an immediate rate increase and annual step rate increases for the three-year cycle. Step rate increases, which are generally effective at the start of each calendar year, are designed to maintain the return on equity (ROE) authorized in the initial decision in succeeding years. Annually, districts that are eligible for GRC filings are reviewed by the Company's regulatory staff and applications, where appropriate, are submitted in July. According to the CPUC's processing schedule, a final decision should be expected in about 10 months. During 2001, the Commission did not issue its GRC decisions until late summer or about 14 months after they were submitted. Decisions on the applications submitted in July 2001 are also expected in late summer of 2002.

     Increases in purchased water, purchased power and pump taxes above levels considered in prior GRC decisions are tracked in off-line balancing accounts. The cost increases are referred to as "offsetable expenses". The Company does not record revenue related to the balancing accounts until authorized by the CPUC, and then only as the increased costs are included in customers' monthly billings.

     During 2001, the CPUC revised its procedures for the recovery of offsetable expenses by adopting its staff's recommendation to implement interim practices and policies. As ordered by the Commission, requests to recover offsetable expenses will be processed only if a GRC has been filed for a district within its three-year rate case cycle, and the district is not earning more than its authorized rate of return on a forward-looking, pro-forma basis. Neither of these requirements applied to offset rate increases prior to adoption of the resolution. The Company can continue to track offsetable expenses in regulatory memorandum accounts for potential recovery subject to the Commission's future determination of appropriate practices and policies.

     The CPUC directed its staff to open a proceeding to evaluate offsetable expense recovery practices and policies, and recommend permanent revisions. Historically, offset rate increases have enabled water utilities to recover increases in offsetable expenses that were not anticipated when customer rates were established and are beyond the utility's control.

     The CPUC's change in handling offset rate increases had a significant impact on the Company during 2001. Rates charged to the Company by electric power suppliers increased about 50% or almost $6 million in 2001. In May 2001, immediately after the CPUC authorized substantial electric rate increases for the state's two largest power companies, the Company filed requests to recover $5,930,000 in higher power costs for 23 of its 24 regulated California districts. Several months later, the Company was authorized rate increases in four districts totaling $2,760,000 in additional annual revenue. Since the Company's requests to recover power cost increases in 16 other districts were not in accordance with the resolution adopted by the CPUC, they were not processed. Although the Company is hopeful that it will be authorized to recover the additional offsetable expenses, it is unable to predict the timing or amount of such recoveries.

     Key factors considered in determining the need to file a GRC application include:

     o    current earnings of the district
     o    expected future rates of return
     o    cost of debt and equity capital
     o    capital structure
     o    future operating expectations
     o    staffing requirements
     o    water supply and water quality issues
     o    projected capital expenditures

     Since districts are on varying rate case cycles, the number of customers affected by GRC filings varies from year-to-year. For example, no GRC applications were filed in 1999, but in 2000 GRCs impacting 25 percent of the customers were filed and the 2001 applications affect over 60 percent of the customers.

     During January and February 2002, step rate increases became effective in eight districts that are designed to provide annual revenue of $1,950,000. An offset rate increase for higher power costs in one district is expected to be effective in March and will add approximately $1 million to 2002's annual revenue.

     During 2001, GRC decisions for five districts added $1,508,000 to revenue, step rate increases in five districts added $3,060,000, and power offset rate increases in four districts added $814,000, for a combined total of $5,382,000 of new 2001 revenue from rate increases.

     In Washington, GRC applications can be submitted annually. Decisions are generally issued within three months after filing. Rates are set based on 12 months of historic data. The WUTC's regulatory procedures do not provide for step rate increases.

     2001 Rate Application Filings

     The Company's regulatory staff reviewed 17 Cal Water districts that were eligible for general rate filings in 2001. Based on current earnings levels, projected expense increases, including higher electric power costs, and projected capital expenditures, applications were filed in July 2001 for 14 districts covering about 60% of the regulated California customers. The applications request an 11.5% return on equity. Decisions in these applications are anticipated late in the third quarter of 2002. There is no assurance that rate increases will be granted as requested; historically, the amounts authorized by the CPUC have been less than requested by the Company.

     A GRC was filed for the Washington operation in February 2002 requesting $1,318,000 of additional annual revenue. A decision is expected in March 2002.

     2000 Rate Application Filings

     The Company's regulatory staff reviewed 15 Cal Water districts that were eligible for general rate filings in 2000. Based on then current earnings levels, projected expense increases and expected capital expenditures, applications were filed in July 2000 for three districts representing about 25% of Cal Water customers. The applications requested a 10.75% Return on Equity (ROE) that would have provided $3.4 million in new revenue in 2001 and $7.2 million in 2002. In August 2001, the CPUC approved increases for two of the three districts totaling $2.9 million in new annual revenue. The ROE granted was 9.8%. The CPUC denied a decision on the third district; the Company intends to refile the application in July 2002.

     A general rate case application was filed for Washington Water in late 2000. The WUTC issued its decision in February 2001, granting $105,000 in additional revenue.

     1999 Rate Application Filings

     During 1999, no general rate applications were filed for regulated customers. The Company's regulatory staff reviewed each of the eligible districts and determined that no general rate applications were warranted.

     A rate increase was submitted for the City of Hawthorne water system. The Hawthorne City Council exercised regulatory authority over the proceeding. After a series of hearings, new rates became effective in August 2000. The new rates will add revenue of $300,000 during the first twelve months following the decision. On July 1, 2001 a step rate increase intended to produce $200,000 in annual revenue became effective. Another step rate increase will be effective on July 1, 2002, also designed to increase annual revenue by $200,000. Additionally, a surcharge was added to customer rates starting in August 2001 designed to generate $500,000 in annual revenue.

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

     The operating results from the water business fluctuate according to the demand for water, which is often influenced by seasonal conditions, such as summer temperatures or the amount and timing of precipitation in the Company's service territories. Revenue, expenses and income are affected by the changes in water sales. Costs, such as payroll and benefits, depreciation, interest on long-term debt and property taxes, remain fairly constant despite variations in the amount of water sold. As a result, earnings are highest in the high use, warm weather summer months and lowest in the cool winter months when most rainfall takes place in the Company's service territories.

     The Company distributes water in accordance with accepted water utility methods. Franchises and permits are held in the cities and communities where the Company operates. The franchises and permits allow the Company to operate and maintain facilities in public streets and right of ways as necessary.

     The City of Hawthorne water system is operated under a 15-year lease that commenced in February 1996. In accordance with the lease agreement, the Company received all revenue from operating the system and is responsible for the operating costs. At the end of the lease, undepreciated capital improvements made by the Company will be purchased by the City. Under other contract arrangements, three municipally owned water systems, numerous privately owned water systems and two recycled water distribution systems are operated by the Company. Billing and customer services are also provided to a number of municipalities. These operations are discussed in more detail in a following section titled "Nonregulated Operations."

     The Company intends to continue to explore opportunities to expand its regulated and nonregulated businesses. The opportunities could include system acquisitions, lease arrangements similar to the City of Hawthorne contract, full service system operation and maintenance agreements, billing contracts and other utility related services. The Company believes that a holding company structure, as discussed above, makes it more competitive in providing nonregulated utility services, which are not be subject to Commission jurisdiction. The Company continually investigates new business opportunities in the western United States as evidenced by its expansion into the states of New Mexico and Washington.

     Geographical Service Areas and Number of Customers at Year-end

     The Company's principal markets for its services are users of water within the Company's service areas. The Company's geographical service areas or districts for both the regulated and nonregulated operations and the approximate number of customers served in each area at December 31, 2001, are listed below.

     SAN FRANCISCO BAY AREA
       Mid-Peninsula (serving San Mateo and San Carlos)                       35,800
      South San Francisco (including Colma and Broadmoor)                     16,300
       Bear Gulch (serving Menlo Park, Atherton, Woodside
          and Portola Valley)                                                 21,800
       Los Altos (including portions of Cupertino, Los Altos Hills,
          Mountain View and Sunnyvale)                                        18,400
       Livermore                                                              17,200          109,500
                                                                              ------

     SACRAMENTO VALLEY
       Chico (including Hamilton City)                                        23,800
       Oroville                                                                3,500
       Marysville                                                              3,800
       Dixon                                                                   2,800
       Willows                                                                 2,300
      Redwood Valley (Lucerne, Duncans Mills, Guerneville, Dillon
          Beach, portion of Santa Rosa                                         1,900           38,100
                                                                             -------

     SALINAS VALLEY
       Salinas                                                                27,300
       King City                                                               2,200           29,500
                                                                            --------

     SAN JOAQUIN VALLEY
       Bakersfield                                                            85,400
       Stockton                                                               42,000
       Visalia                                                                31,300
       Selma                                                                   5,300
       Kern River Valley (Bodfish, Kernville, Lakeland, Mountain
          Shadows, Onyx, Squirrel Valley, South Lake and Wofford Heights)      4,600
       Antelope Valley (Fremont Valley, Lake Hughes, Lancaster and
          Leona Valley)                                                        1,700          170,300
                                                                            --------

     LOS ANGELES AREA
       East Los Angeles (including portions of

          the cities of Commerce and Montebello)                              29,100
       Hermosa Redondo (serving Hermosa Beach,
           Redondo Beach and a portion of Torrance)                           39,100
       Dominguez (Carson and portions of Compton, Harbor City,
          Long Beach, Los Angeles and Torrance)                               33,100
       Palos Verdes (including Palos Verdes Estates, Rancho Palos Verdes,
          Rolling Hills Estates and Rolling Hills)                            23,600
       Westlake (a portion of Thousand Oaks)                                   7,000
       Hawthorne (leased municipal system)                                     6,100          138,000
                                                                             -------

     NEW MEXICO

      Los Alamos and Santa Fe (meter reading contracts)                       49,000           49,000
                                                                              ------

     WASHINGTON

      Gig Harbor and near Olympia                                                              16,000
                                                                                            ---------
                       TOTAL                                                                  550,400

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

     The Company's water business is seasonal in nature and weather conditions can have a pronounced effect on customer usage and thus operating revenues and net income. Customer demand for water generally is less during the normally cooler and rainy winter months. Demand increases in the spring when warmer weather returns and the rains end, and customers use more water for outdoor purposes, such as landscape irrigation. Warm temperatures during the generally dry summer months result in increased demand. Water usage declines during the fall as temperatures decrease and the rainy season begins.

     During years in which precipitation is especially heavy or extends beyond the spring into the early summer, customer demand can decrease from historic normal levels, generally due to reduced outdoor water usage. This was the case during 1998, when winter rains continued well into the spring and were accompanied by cooler than normal temperatures. Likewise, an early start to the rainy season during the fall can cause a decline in customer usage and have a negative impact on revenue. When temperatures are cooler than normal, water usage is generally lower which converts to lower revenue and earnings. This was the weather pattern that impacted 2001.

     During years of less than normal rainfall, customer demand can increase as outdoor water usage continues into the fall and winter. When rainfall is below average for consecutive years, drought conditions can develop and certain customers may be required to reduce consumption to preserve available supply. As an example, California experienced a six-year period when rainfall was annually below historic average. The drought period ended with the winter of 1992-93. During that six-year period some districts had water rationing requirements imposed on their customers. In certain districts, penalties were collected from customers who exceeded monthly allotments. During past drought periods, the CPUC has allowed modifications to consumer billings that provided the Company a means to recover a portion of revenue that was deemed lost due to conservation measures.

     Historically, about half of the water supply is purchased from wholesale suppliers with the balance pumped from wells. Well water is generally less expensive and the Company strives to maximize use of its well sources in districts where there is an option between well or purchased supply sources. A small portion of the water supply is received from surface runoff in the Company's Bakersfield and Bear Gulch districts. During 2001, 127 billion gallons of water were delivered to customers. Approximately 51 percent of the supply was obtained from wells and 48 percent was purchased from wholesale suppliers and the remainder was from surface supplies. The following table shows the quantity of water purchased in each operating district during 2001.

                               Supply
         District              Purchased  Source of Purchased Supply
         --------              ---------  --------------------------

     SAN FRANCISCO BAY AREA
         Mid-Peninsula         100%       San Francisco Water Department
         South San Francisco   89%        San Francisco Water Department
         Bear Gulch            94%        San Francisco Water Department

         Los Altos             74%        Santa Clara Valley Water District
         Livermore             67%        Alameda County Flood Control
                                            and Water Conservation District

     SACRAMENTO VALLEY

         Oroville              96%        Pacific Gas and Electric Co.
                               3%         County of Butte

         Redwood Valley        77%        County of Lake

     SAN JOAQUIN VALLEY

         Antelope/Kern         7%         Antelope-Kern Valley East Kern WD
         Bakersfield           16%        Kern County Water Agency
         Stockton              59%        Stockton-East Water District

     LOS ANGELES AREA

         East Los Angeles      86%        Central Basin Municipal Water District
          Dominguez            71%        West Basin and Central Basin Municipal
                                            Water Districts

         Hawthorne             89%        West Basin Municipal Water District
         Hermosa Redondo       87%        West Basin Municipal Water District
         Palos Verdes          100%       West Basin Municipal Water District
         Westlake              100%       Calleguas Municipal Water District

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

     Purchases for the South San Francisco, Mid-Peninsula and Bear Gulch districts are in accordance with long-term contracts with the San Francisco Water Department (SFWD) expiring on June 30, 2009.

     The Company anticipates that it will be able to renew each of the water supply contracts as they expire. The price of wholesale water purchases is subject to pricing changes imposed by the various wholesale suppliers. Price changes are generally beyond the Company's control.

     Shown below are wholesaler price rates and increases that became effective in 2001, and estimated wholesaler price rates and estimated changes for 2002.

                                    2001                                       2002
                                    ----                                       ----
                       Effective   Percent                       Effective    Percent
        District        Month      Change      Unit Cost          Month       Change      Unit Cost
        --------        -----      ------      ---------          -----       ------      ----------
     Antelope/Kern                    0.0%        $170/af                       0.0%         $170/af
     Bakersfield          July        9.6%         137/af                       0.0%          137/af
     Bear Gulch           July        2.3%       0.88/ccf           July        9.1%        0.96/ccf
     Dominguez                        0.0%         528/af                       0.0%          528/af
     East Los Angeles                 0.0%         478/af                       0.0%          478/af
     Hawthorne                        0.0%         528/af                       0.0%          528/af
     Hermosa Redondo                  0.0%         528/af                       0.0%          528/af
     Livermore                        0.0%      1.237/ccf           Jan.        2.0%       1.262/ccf
     Los Altos            July        7.9%         410/af           July        2.4%          420/af
     Oroville             Jan.       14.8%      69,200/yr           Jan.        1.7%       70,400/yr
     Palos Verdes                     0.0%         528/af                       0.0%          528/af
     Mid Peninsula        July        2.3%       0.88/ccf           July        9.1%        0.96/ccf
     Redwood Valley                   0.0%          37/af                       5.1%           39/af
     So. San Francisco    July        2.3%       0.88/ccf           July        9.1%        0.96/ccf
     Stockton             April      -0.3%     285,842/mo           April      -9.0%      260,000/mo
     Westlake             Jan.        1.2%         567/af           Jan.        0.0%          560/af

     af = acre foot; ccf = hundred cubic feet; yr = fixed annual cost; mo = fixed monthly cost

     While the water supply outlook for 2002 is good, California faces long-term water supply challenges. The Company is actively working to meet the challenges by continuing to educate customers on responsible water use practices, particularly in the districts with conservation programs approved by the CPUC.

     Rainfall in the Company's service areas for the 2001-2002 season is about normal as of February 15, 2002. The mountain snowpack is above normal. Water levels in underground aquifers that provide supply to districts served by well water improved in recent years due to above average rainfall and most regions have recorded positive changes in groundwater levels during that period. Regional groundwater management planning continues as required. Existing laws provide a mechanism for local agencies to maintain control of their groundwater supply. The Company continually updates water supply long range projections and works with local wholesale suppliers to ensure an adequate future supply to meet customer needs.

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

     With the City and County of San Francisco, and the cities of San Bruno and Daly City, the Company work continues to prepare a groundwater management plan for the Westside Basin from which the South San Francisco district pumps a portion of its supply. The plan will address a protest that has been filed concerning the extraction of water by pumping from this local basin. The Company's pumping levels have remained within a consistent range.

     Additionally, the Company worked with the City of San Francisco in its development of a long-range water supply master plan for the entire area to which the SFWD is the wholesale water supplier. The Company's South San Francisco, Mid-Peninsula and Bear Gulch districts are included in SFWD service area. The plan has been completed, but no further action taken place.

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

     Municipally owned water systems are operated under contract for the cities of Bakersfield, Commerce and Montebello and for numerous private water company systems in the Antelope Valley, Bakersfield, Livermore, Kern, Redwood Valley, Salinas and Visalia districts. In Washington, the Company operates numerous private water systems under contract arrangements. Wastewater collection systems are operated in Bakersfield and Livermore. With the exception of the 15-year Hawthorne lease discussed below, the terms of the operating agreements range from one-year to three-year periods with provisions for renewals. The first operating agreement was signed with the City of Bakersfield in 1977.

     Recycled water distribution systems located in the Los Angeles Basin are operated for the West Basin and Central Basin municipal water districts. Some engineering department services are also provided for these two recycled water systems.

     Contracted meter reading, billing and customer service are provided for the City of Menlo Park's water customers. Meter reading is performed under contract for the City of Manhattan Beach in California and in New Mexico in Santa Fe and Los Alamos. The Santa Fe contract arrangement is on a month-to-month basis and expected to terminate during the first quarter of 2002 when the City of Santa Fe takes over full system operation responsibility. Sewer and/or refuse billing services are provided to six municipalities.

     Since February 1996, the City of Hawthorne's 6,100 account water system has been operated under terms of a 15-year agreement. The system which is located near the Hermosa-Redondo district serves about half of Hawthorne's population. The lease required an up-front $6.5 million lease payment to the City which is being amortized over the lease term. Additionally, annual lease payments to the City of $100,000 indexed to changes in water rates are required. The Company is responsible for all aspects of system operation and capital improvements, although title to the system and system improvements resides with the City. At the end of the lease, the Company will be reimbursed for the unamortized value of capital improvements. In exchange, the Company receives all system revenues which amounted to $4.6 million in 2001.

     During 1997, an agreement was signed with the Rural North Vacaville Water District near the Dixon district to design and build a water distribution system. The Company is currently constructing the system on behalf of the district. The new system will initially provide water to about 400 customers. The Company has also negotiated an agreement to operate the system once construction is complete, which is expect to occur in 2002.

     The Company leases 57 antenna sites to telecommunication companies. Individual lease payments range from $700 to $2,600 per month. The antennas are used in cellular phone and personal communication applications. Other leases are being negotiated for similar uses.

     Laboratory services are provided for San Jose Water Company, systems that are served under operation and maintenance agreements, and for numerous small water systems.

     Utility Plant Construction Program and Acquisitions

     The Company is continually extending, enlarging and replacing its facilities as required to meet increasing demands and to maintain its systems. Construction financing was provided by funds from operations and short-term bank borrowings, advances for construction, and contributions in aid of construction as set forth in the "Statement of Cash Flows" on page 30 of the Company's 2001 Annual Report which is incorporated herein by reference. Advances for construction are cash deposits or facilities deeded from subdivision developers. The advances are generally refundable without interest over a period of 40 years by equal annual payments. Contributions in aid of construction consist of nonrefundable cash deposits or facilities transferred from developers, primarily for fire protection and relocation projects. The amount received from developers fluctuates from year to year as the level of construction activity carried on by developers varies. It is impacted by the demand for housing, commercial development and general business conditions, including interest rates.

     The 2002 construction budget is authorized at $77.7 million, exclusive of additions and improvements financed through advances for construction and contributions in aid of construction. The budget is for the following areas: land and structures, $4.1 million; wells, pumping and storage facilities, $10.7 million; water treatment and purification equipment, $29.6 million; distribution systems $17.3 million; services and meters, $6.2 million; other equipment, $9.8 million. The new budget includes significant expenditures for water treatment and distribution facilities, especially in connection with water treatment plant being constructed in the Bakersfield district.

     The 2001 construction budget expenditures were $53.4 million, exclusive of additions and improvements financed through advances for construction and contributions in aid of construction. The expenditures were in the following areas: land and structures, $2.6 million; wells, pumping and storage facilities, $11.4 million; water treatment and purification equipment, $2.8 million; distribution systems $23.2 million; services and meters, $8.0 million; other equipment, $5.4 million.

     During 2000, the Company funded expenditures were $33.5 million in the following areas: land, water rights and structures, $0.7 million; wells, pumping and storage facilities, $6.4 million; water treatment and purification equipment, $2.0 million; distribution systems $11.7 million; services and meters, $10.7 million; other equipment, $2.0 million. The increased expenditure for treatment and purification equipment related to the Hawthorne treatment plant. The other equipment expenditures included computer equipment and software associated with corporate computer technology upgrades.

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

     California Energy Situation

     The California energy crisis has been well publicized. In response to supply shortages, electric power rates have increased significantly. During the second half of 2001, California was able to sustain its energy sources and avoid rolling electric blackouts primarily because of consumer conservation efforts and cooler than normal summer weather. There is still uncertainty about the state's ability to avoid future rolling electric blackouts. The Company continues its efforts to use power as efficiently as possible and at the lowest cost to its customers. The Company maintains backup power systems to continue water service to customers if the power companies' supplies are interrupted. Many wellsites are equipped with emergency electric generators. The generators are designed to produce electricity to keep wells operating during power outages. Storage tanks also provide customers with water during blackout periods.

     Security at Company Facilities

     As a result of the September 11th terrorist attacks in New York, Washington DC and Pennsylvania, the Company has heightened security at its facilities and taken added precautions to safeguard our employees and the water we deliver to our customers. While the Company does not make public comments on its security programs, it has been in contact with federal, state and local law enforcement agencies to coordinate and improve water delivery systems security.

     Quality of Water Supplies

     Operating practices are maintained to produce potable water in accordance with acceptable water utility practices. Water entering the distribution systems from surface sources is treated in compliance with federal and state Safe Drinking Water Act (SWDA) standards. Most well supplies are chlorinated for disinfection. Water samples from each water system are analyzed on a regular, scheduled basis in compliance with regulatory requirements. The Company operates a state certified water quality laboratory at its San Jose General Office facility that provides testing for most California operations. Certain tests in California are contracted with independent certified labs qualified under the Environmental Laboratory Accreditation Program. Local independent state certified labs provide water sample testing for the Washington and Kern River Valley districts.

     In recent years, federal and state water quality regulations have continued to increase water testing requirements. Changes in the SDWA, which are expected to bring treatment costs more in line with the actual public health threats posed by contaminants, were enacted by Congress during 1996. The SDWA continues to be amended to reflect new public health concerns. Water quality monitoring and upgrading treatment capabilities to maintain compliance with the various regulations continues. These activities include:

     o monitoring of all vulnerable sources for MTBE, a gasoline additive intended to reduce air pollution that has been widely used in California
     o monitoring all sources for Chromium 6 coming from natural or industrial sources for potential future treatment requirements
     o upgrading laboratory equipment and enhancing analytical testing capabilities
     o installation of dedicated sample sites to assure water samples are drawn at a secure source
     o maintaining a federal and state approved compliance monitoring program required by the Safe Drinking Water Act
     o    completion of a source water assessment program for all water supplies
     o completion of mandatory Information Collection Rule monitoring for specified water systems
     o    ongoing training of laboratory and operating personnel
     o    installation of disinfection treatment at all well sources
     o several well treatment systems that treat for elevated levels of iron and manganese
     o construction of a new iron and manganese treatment plant in the leased Hawthorne system
     o installation and operation of several granular activated carbon (GAC) filtration systems for removal of hydrogen sulfide or volatile organic chemicals
     o assessing arsenic removal technologies that will be required at 75 wells in developing a coordinated plan to meet new arsenic water quality standards mandated by EPA at 10 parts per billion

     Competition and Condemnation

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

     Human Resources

     At December 31, 2001 there were 783 employees, of whom 229 were executive, administrative and supervisory employees. Of the non-management employees, 566 are members of unions. In December 1999, a three-year collective bargaining agreement, expiring December 31, 2002, was negotiated with the Utility Workers Union of America, AFL-CIO, representing the majority of Cal Water field and clerical union employees. Also in December 1999, a new three-year collective bargaining agreement was negotiated with the International Federation of Professional and Technical Engineers, AFL-CIO, representing certain Cal Water engineering department and water quality laboratory employees. Both agreements were ratified by the unions' membership. As in the past, the agreements were successfully negotiated and ratified without a work interruption.

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

     All principal properties are held in fee simple title. Properties owned by Cal Water are subject to the indenture securing the Company's first mortgage bonds of which $120,865,000 remained outstanding at December 31, 2001. Washington Water has long-term bank loans totaling about $3.3 million that are secured primarily by utility plant.

     The Company owns 625 wells and operates five leased wells. There were 450 storage tanks with a capacity of 461 million gallons and one reservoir located in the Bear Gulch district with a 210 million gallon capacity. There are 5,200 miles of supply and distribution mains in the various systems. The Company has three treatment plants (Bakersfield, Bear Gulch and Oroville). The three plants are designed to process seventeen million gallons per day.

     During 2001, the average daily water production was 348 million gallons, while the maximum single day production was 663 million gallons. By comparison, in 2000 the average daily water production was 345 million gallons and the maximum single day production was 628 million gallons.

     In the leased City of Hawthorne system or in systems that are operated under contract for municipalities or private companies, title to the various properties is held exclusively by the municipality or private company.

Item 3. Legal Proceedings.

     In 1995, the State of California's  Department of Toxic Substances  Control
     (DTSC) named the Company as a potential responsible party for cleanup of a toxic contamination plume in the Chico groundwater. The DTSC has prepared a draft report titled "Preliminary Nonbinding Allocation of Financial Responsibility" for the cleanup which asserts that the Company's share should be 10 percent, although DTSC views the potentially responsible parties as jointly and severally liable. The DTSC estimates the total cleanup cost to be $8.69 million. The toxic spill occurred when cleaning solvents, which were discharged into the city's sewer system by local dry cleaners, leaked into the underground water supply due to breaks in the city's sewer pipes. The DTSC contends that the Company's responsibility stems from its operation of wells in the surrounding vicinity that caused the contamination plume to spread. While the Company intends to cooperate with the cleanup effort, it denies any responsibility for the contamination or the resulting cleanup and intends to vigorously resist any action that may be brought against it. The Company has negotiated with DTSC regarding dismissal of the Company from the claim in exchange for the Company's cooperation in the cleanup effort. To date no agreement has been reached with DTSC regarding dismissal of the Company from the DTSC action. The Company believes that it has insurance coverage for this claim and that if it were ultimately held responsible for a portion of the cleanup costs, there would not be a material adverse effect on the Company's financial position or results of operations.

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

     In 2001, all parties to the lawsuit entered a stipulation agreement that specifies how SEWD will spend it funds in the future. The stipulation agreement in effect ended the Contractors' lawsuit against SEWD.

     On March 15, 2000, the Company was served with a lawsuit naming it as one of several defendants for damages alleged to have occurred in the Marysville district due to MTBE contamination in the Company's water. The suit did not specify a dollar amount. The plaintiff's claim was denied in federal court, however, it may be pursued in state court. The Company believes it is covered by insurance in such a matter and has tendered the claim to its insurance carrier.

     In 2001, an action was brought against the Company and numerous other defendants by the estate and immediate family members of a deceased employee of a pipeline construction contractor. The contractor's employee had worked on various Company projects over a number of years. The plaintiffs allege that the Company and other defendants are responsible for an asbestos related disease that is claimed to have caused the death of the contractor's employee. The complaint seeks damages in excess of $50,000, in addition to punitive damages. The Company denies any responsibility in the case and intends to vigorously defend itself. The Company has tendered the claim to its insurance carriers, and also to the contractor pursuant to the indemnity provisions of its contracts with the contractor.

     The Company is not a party to any other legal matters, other than those which are incidental to its business.

Item 4. Submission of Matters to a Vote of Security Holders.

     No matters were submitted to a vote of security holders in the fourth quarter of 2001.

Executive Officers of the Registrant

Name                        Positions and Offices with California Water Service Group                Age
----                        ---------------------------------------------------------                ---
Robert W. Foy               Chairman of the Board since January 1, 1996.  A director since            65
(1)                         1977.  Formerly President and Chief Executive Officer of Pacific
                            Storage Company, a diversified transportation and warehousing company serving Stockton, Modesto, Sacramento, San Jose, Vallejo
                            Marysville, and Merced California, where he had been employed for 32 years.

Peter C. Nelson             President and Chief Executive Officer since February 1, 1996.             54
(2)                         Formerly Vice President, Division Operations (1994-1995) and
                            Region  Vice President (1989-1994), Pacific Gas & Electric
                            Company, a gas and electric public utility.

Gerald F. Feeney            Vice President, Chief Financial Officer and Treasurer since               57
(1)                         November 1994; Controller, Assistant Secretary and Assistant
                            Treasurer from 1976 to 1994.  From 1970 to 1976, an audit
                            manager with Peat Marwick Mitchell & Co., certified public accountants.

Paul G. Ekstrom             Corporate Secretary since August 1996; Operations                         49
(3)                         Coordinator, 1993 to 1996; District Manager, Livermore,
                            1988 to 1993; previously served in various field management positions since 1979; an employee since 1972.

Calvin L. Breed             Controller, Assistant Secretary and Assistant Treasurer since             46
(4)                         November 1994;  previously Treasurer of TCI International, Inc.;
                            from 1980 to 1983, a certified public accountant with Arthur
                            Andersen & Co., certified public accountants.

(1) holds the same position with California Water Service Company, New Mexico Water Service Company, Washington Water Service Company and CWS Utility Services

(2) holds the same position with California Water Service Company and CWS Utility Services; Chief Executive Officer of New Mexico Water Service Company and Washington Water Service Company

(3) Vice President, Customer Service with California Water Service Company, and Corporate Secretary of California Water Service Company, New Mexico Water Service Company, Washington Water Service Company and CWS Utility Services

(4)  holds the same position with California Water Service Company

Name                        Positions and Offices with California Water Service Company              Age
----                        -----------------------------------------------------------              ---
Francis S. Ferraro          Vice President, Regulatory Matters and Corporate Development              52
(1)                         since May 2001; Vice President, Regulatory Matters, August 1989
                            to May 2001.  Employed by the California Public Utilities
                            Commission for 15 years, including 1985 through 1989 when he was an administrative law judge.

Robert R. Guzzetta          Vice President, Engineering and Water Quality since August 1996;          48
(2)                         Chief Engineer, 1990 to 1996; Assistant Chief Engineer, 1988 to
                            1990; various engineering department positions since 1977.

Christine L. McFarlane      Vice President, Human Resources since August 1996; Director               55
                            of Human Resources, 1991 to 1996; Assistant Director of
                            Personnel, 1989 to 1991; an employee since 1969.

Dan L Stockton              Vice President, Information Systems since April 2001; prior to 2001       57
                            an employee of  Great Oaks Water
Company.

Raymond H. Taylor           Vice President, Operations since April 1995; Vice President and           56
                            Director of Water Quality, 1990 to 1995; Director of Water Quality,
                            1986 to 1990; an employee since 1982; prior to 1982 an employee of the United States Environmental Protection Agency.

(1) Also, Vice President, Corporate Development with CWS Utility Services, and Vice President, Regulatory Matters with New Mexico Water Service Company.
(2)  Also, Vice President, Engineering with CWS Utility Services.

Name                        Positions and Offices with Washington Water Service Company              Age
----                        -----------------------------------------------------------              ---
Michael P. Ireland          President since December 1999; previously President of Harbor Water       48
                            Company, Gig Harbor, Washington from 1985 to 1999.

No officer or director has any family relationship to any other executive officer or director. No executive officer is appointed for any set term. There are no agreements or understandings between any executive officer and any other person pursuant to which he was selected as an executive officer.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Matters

     The information required by this item is contained in the section captioned "Quarterly Financial Data" on page 42 of the Company's 2001 Annual Report and is incorporated herein by reference.

Item 6. Selected Financial Data.

     The information required by this item is contained in the section captioned "Ten-Year Financial Review" on pages 14 and 15 of the Company's 2001 Annual Report and is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The information required by this item is contained in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations," on pages 16 through 25 of the Company's 2001 Annual Report and is incorporated herein by reference.

Item 7A Quantitative and Qualitative Disclosures About Market Risk

     The information required by this item is contained in the section captioned "Financial Risk Management" on pages 24 and 25 of the Company's 2001 Annual Report and is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data.

     The information required by this item is contained in the sections captioned "Consolidated Balance Sheet", "Consolidated Statement of Income", "Consolidated Statement of Common Stockholders' Equity and Comprehensive Income", Consolidated Statement of Cash Flows", "Notes to Consolidated
     Financial Statements" and "Independent Auditors' Report" on pages 26 through 43 of the Company's 2001 Annual Report and is incorporated herein by reference. The 2001 Annual Report to stockholders is included with this report as Exhibit 13.1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

     The information required by this item as to directors of the Company is contained in the section captioned "Board Structure" and is included on page 8 of the 2002 Proxy Statement, and in the section captioned "Proposals of the Board; Proposal No. 1 - Election of Directors" on pages 10 and 11 of the 2002 Proxy Statement and is incorporated herein by reference. Information regarding executive officers of the Company is included in a separate item captioned "Executive Officers of the Registrant" contained in
     Part I of this report.

Item 11. Executive Compensation.

     The information required by this item as to directors of the Company is included under the caption "Director Compensation Arrangements" on page 9 of the 2002 Proxy Statement and is incorporated herein by reference. The information required by this item as to compensation of executive officers, including officers who are directors, is included under the captions "Executive Compensation" and "Report of the Compensation Committee of the Board of Directors on Executive Compensation" on page 15 through 19 of the 2002 Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

     The information required by this item is contained in the section captioned "Stock Ownership of Management and Certain Beneficial Owners" on page 13 of the 2002 Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions.

     None.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

     (a)  As part of this Form 10-K, the following documents are being filed:

          1.   Financial Statements:

               Consolidated Balance Sheet as of December 31, 2001 and 2000.

               Consolidated Statement of Income for the years ended December 31, 2001, 2000 and 1999.

               Consolidated   Statement  of  Common   Stockholders'  Equity  and
               Comprehensive Income for the years ended December 31, 2001, 2000 and 1999.

               Consolidated Statement of Cash Flows for the years ended December 31, 2001, 2000 and 1999.

               Notes to Consolidated Financial Statements, December 31, 2001, 2000 and 1999.

               Independent Auditors' Report dated January 30, 2002.

               The above financial statements are contained in sections bearing the same captions on pages 26 through 43 of the Company's 2001 Annual Report to stockholders which is filed with this Form 10-K and incorporated by reference. Refer to Exhibit 13.1 of this Form 10-K.

               Report of Independent Accountants dated March 24, 2000; this report is on page 25 of this Form 10-K.

          2.   Financial Statement Schedules:

               Independent Auditors' Report dated January 30, 2002.

               Schedule II - Valuation and Qualifying Accounts for the years ending December 31, 2001, 2000 and 1999.

               All other schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or related notes to the financial statements.

          3.   Exhibits required to be filed by Item 601 of Regulation S-K:

               The Exhibit Index on page 30 of this Form 10-K is incorporated herein by reference.

               The exhibits filed as part of this Form 10-K are attached, unless otherwise indicated. The exhibits listed in the Exhibit Index that are not filed with this Form 10-K were previously filed with the Securities and Exchange Commission as indicated and are hereby incorporated by reference.

     (b)  Reports on Form 8-K.

               No reports were filed on Form 8-K during the quarter ended December 31, 2001.

     (c)  Exhibits required to be filed by Item 601 of Regulation S-K.

               Refer to item (a) 3 above and the Exhibit Index on page 30 of this Form 10-K.

     (d)  Additional Financial Statement Schedules.

               No filings are required under this item.

                    Report of Independent Public Accountants

To the Board of Directors of Dominguez Services Corporation:

We have audited the consolidated balance sheet of Dominguez Services Corporation and subsidiaries as of December 31, 1999, and the related consolidated statements of income, common shareholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Dominguez Services Corporation and subsidiaries as of December 31, 1999, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.


/s/ Arthur Andersen LLP

ARTHUR ANDERSEN LLP

Los Angeles, California
March 24, 2000

                          Independent Auditors' Report

The Board of Directors
California Water Service Group:

Under date of January 30, 2002, we reported on the consolidated balance sheet of California Water Service Group and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, common stockholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2001, as contained in the 2001 annual report to stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 2001. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule as listed in the index appearing under Item 14(a)(2). This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                            /s/ KPMG LLP

Mountain View, California
January 30, 2002

                                                                     Schedule II

                 CALIFORNIA WATER SERVICE GROUP AND SUBSIDIARIES
                        Valuation and Qualifying Accounts

                                                                          Additions
                                                                  -----------------------------
                                                  Balance at      Charged to      Charged to                               Balance
                                                  beginning       costs and         other                                   at end
                             Description          of period        expenses        accounts          Deductions           of period
------------------------------------------------------------      -----------     -----------      -------------         -----------
For the year Ended December 31, 2001
    Reserves deducted in the balance sheet
      from assets to which they apply:

        Allowance for doubtful accounts          $   180,658      $   648,000     $   169,471(3)     $   774,128(1)      $   224,000
        Allowance for obsolete materials and
          supplies                                   126,608           48,000          75,701            175,302(2)           75,008
                                                 ===========      ===========     ===========        ===========         ===========
    Reserves classified as liabilities in the
      balance sheet:

          General Liability                        1,000,720          170,000                            422,257(2)          748,463
          Employees' group health plan               398,079        5,007,930          16,085          5,013,851(2)          408,243
          Retirees' group health plan              4,215,370        1,639,846                            786,846(2)        5,068,370
          Workers compensation                       153,158          954,425         307,911          1,255,110(2)          160,384
                                                 -----------      -----------     -----------        -----------         -----------
                                                   5,767,327        7,772,201         323,996          7,478,064           6,385,460
                                                 ===========      ===========     ===========        ===========         ===========
For the year Ended December 31, 2000
    Reserves deducted in the balance sheet
      from assets to which they apply:

        Allowance for doubtful accounts              419,847          598,608          91,579(3)         929,376(1)          180,658
        Allowance for obsolete materials and
          supplies                                   100,297           68,939                             42,628(2)          126,608
                                                 ===========      ===========     ===========        ===========         ===========
    Reserves classified as liabilities in the
      balance sheet:

          General Liability                        1,049,200          483,059                            531,539(2)        1,000,720
          Employees' group health plan               510,479        4,001,620          26,760          4,140,780(2)          398,079
          Retirees' group health plan              3,402,370        1,493,558                            680,558(2)        4,215,370
          Workers compensation                       502,205          637,767         209,287          1,196,101(2)          153,158
                                                 -----------      -----------     -----------        -----------         -----------
                                                   5,464,254        6,616,004         236,047          6,548,978           5,767,327
                                                 ===========      ===========     ===========        ===========         ===========
For the year Ended December 31, 1999
    Reserves deducted in the balance sheet
      from assets to which they apply:

        Allowance for doubtful accounts              506,969          338,351          41,517(3)         466,990(1)          419,847
        Allowance for obsolete materials and
          supplies                                   137,460           48,000                             85,163(2)          100,297
                                                 ===========      ===========     ===========        ===========         ===========
    Reserves classified as liabilities in the
      balance sheet:

          General Liability                        1,300,752          125,000                            376,552(2)        1,049,200
          Employees' group health plan               643,383        3,745,000          31,065          3,908,969(2)          510,479
          Retirees' group health plan              2,018,370        1,284,000         675,000            575,000(2)        3,402,370
          Workers compensation                     1,030,017           (5,890)         82,306            604,228(2)          502,205
                                                 -----------      -----------     -----------        -----------         -----------
                                                   4,992,522        5,148,110         788,371          5,464,749           5,464,254
                                                 ===========      ===========     ===========        ===========         ===========

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


                                                  CALIFORNIA WATER SERVICE GROUP

Date: February 27, 2002                   By /s/ Peter C. Nelson
                                          PETER C. NELSON,
                                          President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Date: February 27, 2002                   /s/ Robert W. Foy
                                          ROBERT W. FOY
                                          Chairman, Board of Directors

Date: February 27, 2002                   /s/ Douglas M. Brown
                                          DOUGLAS M. BROWN
                                          Member, Board of Directors

Date: February 27, 2002                   /s/ Edward D. Harris, Jr.
                                          EDWARD D. HARRIS, JR., M.D.
                                          Member, Board of Directors

Date: February 27, 2002                   /s/ Richard P. Magnuson
                                          RICHARD P. MAGNUSON
                                          Member, Board of Directors

Date: February 27, 2002                   /s/ Linda R. Meier
                                          LINDA R. MEIER
                                          Member, Board of Directors

Date: February 27, 2002                   /s/ Peter C. Nelson
                                          PETER C. NELSON
                                          President and Chief Executive Officer,
                                          Principal Executive Officer
                                          Member, Board of Directors

Date: February 27, 2002                   /s/ Langdon W. Owen
                                          LANGDON W. OWEN
                                          Member, Board of Directors

Date: February 27, 2002                   /s/ George A. Vera
                                          GEORGE A. VERA
                                          Member, Board of Directors

Date: February 27, 2002                   /s/ Gerald F. Feeney
                                          GERALD F. FEENEY,
                                          Vice President, Chief Financial
                                          Officer and Treasurer;
                                          Principal Financial Officer

Date: February 27, 2002                   /s/ Calvin L. Breed
                                          CALVIN L. BREED, Controller,
                                          Assistant Secretary and Assistant
                                          Treasurer;
                                          Principal Accounting Officer

                                  EXHIBIT INDEX

                                                                                             Sequential
Exhibit                                                                                    Page Numbers
Number                                                                                   in this Report
------                                                                                   --------------

     Unless filed with this Form 10-K, the documents listed are incorporated by reference.
2.   Plan of Acquisition, Reorganization, Liquidation or Succession:

      2.1      Agreement of Merger by and between California Water                                   30
               Service Group and California Water Service Company
               creating a holding company corporate structure (Filed as
               Exhibit A of the 1999 California Water Service Company
               Proxy Statement)

      2.2      Agreement and Plan of Reorganization among California                                 30
               Water Service Group, California Water Service Company and
               Dominguez Services Corporation dated November 13, 1998,
               and Amendment No. 1 to the Agreement and Plan of Reorganization
               (Appendix A and Appendix B, respectively, to Amendment No. 1 to Form S-4 filed April 2, 1999)

3.    Articles of Incorporation and By-laws:

       3.1     Certificate of Incorporation of California Water Service Group                        30
               (Filed as Exhibit B of the 1999 California Water Service
               Company Proxy Statement)

       3.2     Restated By-laws of California Water Service Group as amended                         30
               on January 26, 2000 (Exhibit E-2 to Form 8-K filed February 3,
               2000)

4.    Instruments Defining the Rights of Security Holders of California
               Water Service Company, including Indentures:

       4.1     Certificate of Determination of Preferences for Group's                               30
               Series C Preferred Stock (Exhibit 3.2 to Form 10-K for
               fiscal year 1987)

       4.2     Shareholder Rights Plan; an agreement between California                              30
               Water Service Group and BankBoston, N.A., rights agent,
               dated January 28, 1998 (Exhibit 1 to Form 8-A and Exhibit 1 to Form 8-K dated February 13, 1998)

       4.3     Certificate of Determination of Preferences for Group's Series                        31
               D Preferred Stock (Exhibit A to the Shareholder Rights Plan,
               an agreement between California Water Service Group and
               BankBoston, N.A., rights agent, dated January 28, 1998 filed as Exhibit 1 to Form 8-A and Exhibit 1 to Form 8-K dated
               February 13, 1998)

       4.4     Certificate of Determination regarding Series D Participating                         31
               Preferred Shares.  These shares are relative to the Shareholder
               Rights Plan and would be issued if the rights plan were triggered.
               This is a revised filing at the California Secretary of State's request in a revised form (Exhibit 10.19 to Form 10Q for the quarter ending
               September 30, 1998)

       4.5     Mortgage of Chattels and Trust Indenture dated April 1, 1928;                         31
               Eighth Supplemental Indenture dated November 1, 1945,
               covering First Mortgage 3.25% Bonds, Series C; twenty-first
               Supplemental Indenture dated October 1, 1972, covering First
               Mortgage 7.875% Bonds, Series P; twenty-fourth Supplemental
               Indenture dated November 1, 1973, covering First Mortgage 8.50%
               Bonds, Series S (Exhibits 2(b), 2(c), 2(d), Registration Statement
               No. 2-53678, of which certain exhibits are incorporated by reference to Registration Statement Nos. 2-2187, 2-5923, 2-5923, 2-9681,
               2-10517 and 2-11093.)

       4.6     Thirty-third Supplemental Indenture dated as of May 1, 1988,                          31
               covering First Mortgage 9.48% Bonds, Series BB.  (Exhibit 4 to
               Form 10-Q dated September 30, 1988)

       4.7     Thirty-fourth Supplemental Indenture dated as of November 1,                          31
               1990, covering First Mortgage 9.86% Bonds, Series CC.
               (Exhibit 4 to Form 10-K for fiscal year 1990)

       4.8     Thirty-fifth Supplemental Indenture dated as of November 1,                           31
               1992, covering First Mortgage 8.63% Bonds, Series DD.
               (Exhibit 4 to Form 10-Q dated September 30, 1992)

       4.9     Thirty-sixth Supplemental Indenture dated as of May 1, 1993,                          31
               covering First Mortgage 7.90% Bonds Series EE (Exhibit 4 to
               Form 10-Q dated June 30, 1993)

      4.10     Thirty-seventh Supplemental Indenture dated as of September 1,                        31
               1993, covering First Mortgage 6.95% Bonds, Series FF (Exhibit 4 to Form 10-Q dated September 30, 1993)

      4.11     Thirty-eighth Supplemental Indenture dated as of October 15,                          32
               1993, covering First Mortgage 6.98% Bonds, Series GG
               (Exhibit 4 to Form 10-K for fiscal year 1994)

      4.12     Note Agreement dated August 15, 1995, pertaining to issuance                          32
               of $20,000,000, 7.28% Series A Unsecured Senior Notes, due
               November 1, 2025 (Exhibit 4 to Form 10-Q dated September 30,
               1995)

      4.13     Note Agreement dated March 1, 1999, pertaining to issuance of                         32
               $20,000,000, 6.77% Series B Unsecured Senior Notes, due
               November 1, 2028 (Exhibit 4.1 to Form 10-K dated December 31,
               1999)

      4.14     First Supplement dated October 1, 2000 to Note Agreement of                           32
               March 1, 1999 pertaining to issuance of $20,000,000, 8.15%
               Series C Unsecured Senior Notes, due November 1, 2030
               (Exhibit 4.10 to Form 10-K dated December 31, 2000)

      4.15     Second Supplement dated September 1, 2001 to Note Agreement                           32
               of March 1, 1999 pertaining to issuance of $20,000,000, 7.13%
               Series D Unsecured Senior Notes, due November 1, 2031 (Exhibit
               4.1 to Form 10-Q dated September 31, 2001)

      4.16     Thirteenth Supplemental Trust Indenture whereby California Water                      32
               Service Company became the successor to Dominguez Water
               Corporation in the original trust indenture for Dominguez Water
               Corporation dated August 1, 1954 (Exhibit 4.11 to Form 10-K dated
               December 31, 2000)

      4.17     Eleventh Supplemental Trust Indenture dated as of December 8,                         32
               1992 covering First Mortgage 8.86% Bonds, Series J (Exhibit 10.2 to Form 10-K as of December 31, 1997 and filed by Dominguez
               Services Corporation on March 31, 1998)

      4.18     Twelfth Supplemental Indenture dated as of December 1, 1997,                          32
               covering First Mortgage 6.94% Bonds, Series K due January 1,
               2023 (Exhibit 10.2 to Form 10-K dated December 31, 1997 and filed by Dominguez Services Corporation on March 31, 1998)

10.    Material Contracts.

      10.1     Water Supply Contract between Cal Water and County of                                 33
               Butte relating to Cal Water's Oroville District; Water Supply
               Contract between Cal Water and the Kern County Water
               Agency relating to Cal Water's Bakersfield District; Water
               Supply Contract between Cal Water and Stockton East Water
               District relating to Cal Water's Stockton District.  (Exhibits 5(g),
               5(h), 5(i), 5(j), Registration Statement No. 2-53678, which incorporates said exhibits by reference to Form 10-K for fiscal year 1974).

      10.2     Settlement Agreement and Master Water Sales Contract                                  33
               between the City and County of San Francisco and Certain
               Suburban Purchasers dated August 8, 1984; Supplement to
               Settlement Agreement and Master Water Sales Contract, dated
               August 8, 1984; Water Supply Contract between Cal Water
               and the City and County of San Francisco relating to Cal Water's
               Bear Gulch District dated August 8, 1984; Water Supply Contract between Cal Water and the City and County of San Francisco relating to the Cal Water's San Carlos District dated August 8, 1984;
               Water Supply Contract between Cal Water and the City and
               County of San Francisco relating to Cal Water's San Mateo
               District dated August 8, 1984; Water Supply Contract between
               Cal Water and the City and County of San Francisco relating to
               Cal Water's South San Francisco District dated August 8, 1984.
               (Exhibit 10.2 to Form l0-K for fiscal year 1984).

      10.3     Water Supply Contract dated January 27, 1981, between Cal                             33
               Water and the Santa Clara Valley Water District relating to
               Cal Water's Los Altos District (Exhibit 10.3 to Form 10-K for
               fiscal year 1992)

      10.4     Amendments No. 3, 6 and 7 and Amendment dated June 17, 1980,                          33
               to Water Supply Contract between Cal Water and the County of
               Butte relating to Cal Water's Oroville District. (Exhibit 10.5 to
               Form 10-K for fiscal year 1992)

      10.5     Amendment dated May 31, 1977 to Water Supply Contract                                 33
               between Cal Water and Stockton-East Water District relating to
               Cal Water's Stockton District. (Exhibit 10.6 to Form 10-K for
               fiscal year 1992)

      10.6     Second Amended Contract dated September 25, 1987 among                                34
               Stockton East Water District, California Water Service Company,
               the City of Stockton, the Lincoln Village Maintenance District,
               and the Colonial Heights Maintenance District Providing for the
               Sale of Treated Water.  (Exhibit 10.7 to Form 10-K for fiscal year 1987).

      10.7     Water Supply Contract dated April 19, 1927, and Supplemental                          34
               Agreement dated June 5, 1953, between Cal Water and Pacific
               Gas and Electric Company relating to Cal Water's Oroville District.
               (Exhibit 10.9 to Form 10-K for fiscal year 1992)

      10.8     California Water Service Company Pension Plan (Exhibit 10.10                          34
               to Form 10-K for fiscal year 1992)

      10.10    California Water Service Company Employees Savings Plan.                              34
               (Exhibit 10.12 to Form 10-K for fiscal year 1992)

      10.11    Agreement between the City of Hawthorne and California Water                          34
               Service Company for the 15-year lease of the City's water system.
               (Exhibit 10.17 to Form 10-Q dated March 31, 1996)

      10.12    Water Supply Agreement dated September 25, 1996 between the                           34
               City of Bakersfield and California Water Service Company.
               (Exhibit 10.18 to Form 10-Q dated September 30, 1996)

      10.13    Water Supply Contract dated November 16, 1994 between                                 34
               California Water Service Company and Alameda County Flood
               Control and Water Conservation District relating to Cal Water's
               Livermore District (Exhibit 10.15 to Form 10-K for 1994)

      10.14    Agreement of Merger dated March 6, 1997 by and among                                  34
               California Water Service Company, CWSG Merger Company
               and California Water Service Group. (Filed as Exhibit A of the
               1997 California Water Service Company Proxy Statement/
               Prospectus which was incorporated by reference in the Form
               10-K for 1997)

      10.15    Dividend Reinvestment and Stock Purchase Plan dated                                   34
               February 17, 1998 (Filed on Form S-3 dated February 17, 1998)

      10.16    California Water Service Group Directors Retirement Plan                              34
               (Exhibit 10.18 to Form 10-K for fiscal year 1997) *

      10.17    $60,000,000 Business Loan Agreements between                                          35
               Bank of America as lead arranger/bank and California
               Water Service Group, and CWS Utility Services and California
               Water Service Company, and JCC Homes dated August 1, 2001, expiring April 30, 2003, (Exhibit 10.1 to Form 10-Q dated
               September 30, 2001)

      10.18    Executive Severance Plan (Exhibit 10.24 to Form 10K for the                           35
               fiscal year 1998) *

      10.19    California Water Service Group Long-Term Incentive Plan (filed                        35
               as Appendix A of the 2000 California Water Service Group Proxy) *

      10.20    California Water Service Group Deferred Compensation Plan                             35
               effective January 1, 2001; this plan replaces the former Directors
               Deferred Compensation Plan (Exhibit 10.22 to Form 10-K for 2000) *

      10.21    California Water Service Company Supplemental Executive                               35
               Retirement Plan effective January 1, 2001; this plan replaces a prior plan, see Exhibit 10.9 (Exhibit 10.23 to Form 10-K for 2000) *

13.   Annual Report to Security Holders, Form 10-Q or Quarterly Report to
      Security Holders:

      13.1     2001 Annual Report.  Certain sections of the 2001 Annual Report                       37
               to stockholders are incorporated by reference in this 10-K filing and filed with this Form 10-K as Exhibit 13.  This includes those sections referred to in Part II, Item 5, Market for Registrant's Common Equity
               and Related Shareholder Matters; Part II, Item 6, Selected Financial
               Data; Part II, Item 7, Management's Discussion and Analysis of
               Financial Condition and Results of Operations; Part II, Item 7A,
               Quantitative and Qualitative Disclosures About Market Risk; and
               Part II, Item 8, Financial Statement and Supplementary Data.

      13.2     Regulated and Non-Regulated Customers

21.    Subsidiaries of the Registrant                                                                63

23. Consents of Experts and Counsel.

       23.1    Consent of KPMG LLP                                                                   64

       23.2    Consent of Arthur Andersen LLP                                                        65

       *       Management Contract or Compensatory Plan or Arrangement

Exhibit 13.1    2001 Annual Report to Stockholders

Ten-Year Financial Review

Dollars in thousands, except common share data

                                           2001        2000        1999        1998        1997        1996        1995
Summary of Operations

Operating revenue

   Residential                           $173,823    $171,234    $163,681    $150,491    $158,210    $148,313    $132,859
   Business                                44,944      44,211      41,246      38,854      40,520      37,605      35,873
   Industrial                               9,907      11,014      12,695      10,150      10,376       9,748       9,952
   Public authorities                      11,860      11,609      10,898       9,654      11,173      10,509       9,585
   Other                                    6,286       6,738       6,417       5,777       4,886       4,083       4,833
                                         ---------------------------------------------------------------------------------
   Total operating revenue                246,820     244,806     234,937     214,926     225,165     210,258     193,102
Operating expenses                        221,669     211,610     201,890     183,245     188,020     177,356     164,958
Interest expense, other income
   and expenses, net                       10,186      13,233      11,076      11,821      11,388      11,502      11,176
                                         ---------------------------------------------------------------------------------
Net income                               $ 14,965    $ 19,963    $ 21,971    $ 19,860    $ 25,757    $ 21,400    $ 16,968
                                         ---------------------------------------------------------------------------------

Common Share Data*

Earnings per share - diluted             $   0.97    $   1.31    $   1.44    $   1.31    $   1.71    $   1.42    $   1.13
Dividend declared                           1.115       1.100       1.085       1.070       1.055       1.040       1.020
Dividend payout ratio                         115%         84%         75%         82%         62%         73%         90%
Book value                               $  12.95    $  13.13    $  12.89    $  12.49    $  12.15    $  11.47    $  10.97
Market price at year-end                    25.75       27.00       30.31       31.31       29.53       21.00       16.38
Common shares outstanding
   at year-end (in thousands)              15,182      15,146      15,094      15,015      15,015      15,015      14,934
Return on average common
   stockholders' equity                       7.6%       10.1%       11.5%       10.8%       14.5%       12.8%       10.6%
Long-term debt interest coverage             2.87        3.58        3.79        3.64        4.37        3.81        3.41


Balance Sheet Data

Net utility plant                        $624,342    $582,782    $564,390    $538,741    $515,917    $495,985    $471,994
Utility plant expenditures                 62,049      37,161      48,519      41,061      37,511      40,310      31,031
Total assets                              710,214     666,605     645,507     613,143     594,444     569,745     553,027
Long-term debt including
   current portion                        207,981     189,979     171,613     152,674     153,271     151,725     154,416
Capitalization ratios:
   Common stockholders' equity               48.8%       51.1%       53.0%       54.6%       53.8%       52.7%       50.9%
   Preferred stock                            0.9%        0.9%        0.9%        1.0%        1.0%        1.1%        1.1%
   Long-term debt                            50.3%       48.0%       46.1%       44.4%       45.2%       46.2%       48.0%

Other Data

Water production (million gallons)
   Wells and surface supply                65,283      65,408      65,144      57,482      63,736      60,964      54,818
   Purchased                               61,343      62,237      58,618      54,661      59,646      56,769      57,560
                                         ---------------------------------------------------------------------------------
      Total water production              126,626     127,645     123,762     112,143     123,382     117,733     112,378
                                         ---------------------------------------------------------------------------------
Metered customers                         371,281     366,242     361,235     354,832     350,139     345,307     335,238
Flat-rate customers                        79,146      78,104      77,892      77,568      77,878      77,991      78,330
                                         ---------------------------------------------------------------------------------
   Customers at year-end,
      including Hawthorne                 450,427     444,346     439,127     432,400     428,017     423,298     413,568
                                         ---------------------------------------------------------------------------------
New customers added                         6,081       5,219       6,727       4,383       4,719       9,730       2,263
Average revenue per customer             $    552    $    554    $    539    $    500    $    529    $    502    $    468
Utility plant per customer at year-end      2,020       1,916       1,851       1,768       1,694       1,632       1,580
Employees at year-end                         783         797         790         759         752         740         738

                                           1994        1993        1992
Summary of Operations

Operating revenue

   Residential                           $127,228    $122,585    $111,353
   Business                                33,712      31,360      29,208
   Industrial                               9,080       8,415       7,905
   Public authorities                       9,397       8,535       7,899
   Other                                    3,767       4,985       7,104
                                         --------------------------------
   Total operating revenue                183,184     175,880     163,469
Operating expenses                        155,012     145,517     137,401
Interest expense, other income
   and expenses, net                       11,537      12,785      11,794
                                         --------------------------------
Net income                               $ 16,635    $ 17,578    $ 14,274
                                         --------------------------------

Common Share Data*

Earnings per share - diluted             $   1.17    $   1.26    $   1.02
Dividend declared                           0.990       0.960       0.930
Dividend payout ratio                          85%         76%         91%
Book value                               $  10.72    $  10.03    $   9.65
Market price at year-end                    16.00       20.00       16.50
Common shares outstanding
   at year-end (in thousands)              14,890      13,773      13,773
Return on average common
   stockholders' equity                      11.1%       12.6%       10.7%
Long-term debt interest coverage             3.49        3.34        3.21


Balance Sheet Data

Net utility plant                        $455,769    $437,065    $419,194
Utility plant expenditures                 32,435      31,097      37,698
Total assets                              516,507     497,717     451,754
Long-term debt including
   current portion                        138,628     138,863     130,971
Capitalization ratios:
   Common stockholders' equity               52.9%       49.3%       49.7%
   Preferred stock                            1.2%        1.2%        1.3%
   Long-term debt                            45.9%       49.5%       49.0%

Other Data

Water production (million gallons)
   Wells and surface supply                53,274      48,598      55,641
   Purchased                               59,850      59,103      49,303
                                         --------------------------------
      Total water production              113,124     107,701     104,944
                                         --------------------------------
Metered customers                         332,146     326,564     322,457
Flat-rate customers                        79,159      81,416      82,617
                                         --------------------------------
   Customers at year-end,
      including Hawthorne                 411,305     407,980     405,074
                                         --------------------------------
New customers added                         3,325       2,906       3,769
Average revenue per customer             $    447    $    433    $    404
Utility plant per customer at year-end      1,520       1,459       1,400
Employees at year-end                         729         717         706

* Common share data is restated to reflect the effective two-for-one stock split on December 31, 1997

Management's Discussion and Analysis of Results of
Operations and Financial Condition

California Water Service Group (Company) is a holding company with four operating subsidiaries: California Water Service Company (Cal Water), CWS Utility Services (Utility Services), New Mexico Water Service Company (New Mexico Water) and Washington Water Service Company (Washington Water). Cal Water and Washington Water are regulated public utilities. Their assets and operating revenues currently comprise the majority of the Company's assets and revenues. New Mexico Water was formed in 2000 to provide regulated water services. Utility Services provides non-regulated water operations and related services to other private companies and municipalities. The following discussion and analysis provides information regarding the Company, its assets, operations and financial condition.

FORWARD-LOOKING STATEMENTS

This annual report, including the Letter to Stockholders and Management's Discussion and Analysis, contains forward-looking statements within the meaning established by the Private Securities Litigation Reform Act of 1995 (Act). The forward-looking statements are intended to qualify under provisions of the federal securities laws for "safe harbor" treatment established by the Act. Forward-looking statements are based on currently available information, expectations, estimates, assumptions and projections, and management's judgment about the Company, the water utility industry and general economic conditions. Such words as expects, intends, plans, believes, estimates, anticipates, projects or variations of such words or similar expressions are intended to identify forward-looking statements. The forward-looking statements are not guarantees of future performance. Actual results may vary materially from what is contained in a forward-looking statement. Factors which may cause a result different than expected or anticipated include: governmental and regulatory commissions' decisions, changes in regulatory commissions' policies or procedures, the timeliness of regulatory commissions' actions concerning rate relief, new legislation, electric power interruptions, increases in suppliers' prices and the availability of supplies including water and power, changes in environmental compliance requirements, acquisitions, the ability to successfully implement business plans, changes in customer water use patterns and the impact of weather on operating results, especially as it impacts water sales. The Company assumes no obligation to provide public updates of forward-looking statements.

BUSINESS

Cal Water is a public utility supplying water service to 436,700 customers in 75 California communities through 25 separate water systems or districts. Cal Water's 24 regulated systems, which are subject to regulation by the California Public Utilities Commission (CPUC) serve 430,600 customers. An additional 6,100 customers receive service through a long-term lease of the City of Hawthorne's water system, which is not subject to CPUC regulation.

     Washington Water's utility operations are regulated by the Washington Utilities and Transportation Commission (WUTC). Washington Water provides domestic water service to 13,700 customers in the Tacoma and Olympia areas. An additional 2,300 customers are served under operating agreements with private owners.

     In November 2000, New Mexico Water signed an agreement to acquire the water and wastewater assets of Rio Grande Utility Corporation. Rio Grande has annual revenue of $1.2 million and serves 2,300 water and 1,600 wastewater customers south of Albuquerque. The acquisition is contingent on approval by the state's Public Regulation Commission, which is now expected in the second quarter of 2002.

     Utility Services derives non-regulated income from contracts with other private companies and municipalities to operate water systems and provide meter reading and billing services for customers. It also leases communication antenna sites, operates recycled water systems, provides meter reading and customer services, and periodically sells surplus real estate. The Company expects the meter reading service it provides in Santa Fe, New Mexico to be assumed by the City of Santa Fe during the first quarter of 2002.

     Rates and operations for regulated customers are subject to the jurisdiction of the respective state's regulatory commission. The commissions require that water rates for each regulated district be independently determined. Rates for the City of Hawthorne system are established in accordance with an operating agreement and are subject to ratification by the City Council. Fees for other operating agreements are based on contracts negotiated among the parties.

CRITICAL ACCOUNTING POLICIES

The Company maintains its accounting records in accordance with generally accepted accounting principles and as directed by the Commissions. This section addresses two areas that the Company believes are most important among its accounting policies.

Revenue Recognition. Revenue from metered customers includes billings to customers based on monthly meter readings plus an estimate of water used since the customer's last meter reading and the end of the accounting period. The unbilled revenue amount is recorded as a current asset on the balance sheet under the caption "Unbilled Revenue." At December 31, 2001, the unbilled amount was $7.3 million and at December 31, 2000 the amount was $8.0 million. The amount recorded as unbilled revenue varies depending on water usage, the number of days between meter reads for each billing cycle, and the number of days between each cycle's meter reading and the end of the accounting cycle.

     Flat rate customers are billed in advance at the beginning of the service period. The revenue is prorated so that the portion of revenue applicable to the current accounting period is included in that period's revenue. The portion related to a subsequent accounting period is recorded as unearned revenue on the balance sheet and recognized as revenue in the subsequent accounting period. At December 31, 2001 and 2000, the unearned revenue liability was $1.7 million and $1.5 million, respectively.

Expense Balancing Accounts. The Company does not record expense balancing accounts in revenue until the CPUC has authorized a change in customer rates and the customer has been billed. Expense balancing accounts include the amount of suppliers' rate increases charged to the Company for purchased water, purchased power and pump tax expenses that are not included in customer water rates. The cost increases are referred to as "Offsetable Expenses" because under certain circumstances they are recoverable from customers in future rate increases designed to offset the higher costs.

     The Company tracks the cost increases in expense balancing accounts as allowed by the CPUC. At December 31, 2001, the amount included in these accounts was $6.5 million and relates primarily to higher electric costs incurred by the Company during 2001 that have not been billed to customers. At December 31, 2000, the amount in the expense balancing accounts was $0.6 million. For the years 1996 through 2000, the average year-end balance was $1.2 million. To the extent the Company meets the criteria set forth by the CPUC in its interim balancing account recovery procedures, the Company expects to collect the balancing account amounts in future customer billings. The CPUC's procedures are discussed in detail under the "Rates and Regulation" section of this report. The Company is uncertain if it will meet the CPUC's criteria or what portion of the balancing accounts will be recoverable in offset rate increases. Therefore, the Company's accounting policy is not to record the balancing account amounts until they are included in customer billings.

RESULTS OF OPERATIONS

Earnings and Dividends. Net Income in 2001 was $14,965,000 compared to $19,963,000 in 2000 and $21,971,000 in 1999. Diluted earnings per common share were $0.97 in 2001, $1.31 in 2000 and $1.44 in 1999. The weighted average number of common shares outstanding was 15,285,000 in 2001, 15,173,000 in 2000 and 15,142,000 in 1999. As explained below, the decline in 2001 net income resulted from three primary factors: lower water sales to existing customers due to weather conditions, significantly higher purchased power costs and delays in regulatory rate relief.

     At its January 2001 meeting, the Board of Directors increased the common stock dividend for the 34th consecutive year. 2001 also marked the 57th consecutive year that a dividend had been paid on the Company's common stock. The annual dividend paid in 2001 was $1.115, a 1.4% increase over the $1.10 paid in 2000, which is an increase of 1.4% over the $1.085 paid in 1999. The dividend increases were based on projections that the higher dividend could be sustained while still providing the Company with adequate financial resources and flexibility. Earnings not paid as dividends are reinvested in the business for the benefit of stockholders. The dividend payout ratio was 115% in 2001, 84% in 2000 and 75% in 1999, an average of 91% during the three-year period.

Operating Revenue. Operating revenue, including revenue from the City of Hawthorne lease, was $246.8 million, 0.8% more than the $244.8 million recorded in 2000. Revenue in 1999 was $234.9 million. The source of changes in operating revenue were:

Dollars in millions                                 2001        2000       1999

Customer water usage                             $   (5.7)   $    4.8   $   14.0
Rate increases                                        5.4         3.0        3.2
Usage by new customers                                2.3         2.1        2.8
                                                 -------------------------------
     Net change                                  $    2.0    $    9.9   $   20.0
                                                 -------------------------------

Average revenue per customer (in dollars)        $    552    $    554   $    539
Average metered customer usage (Ccf)                  363         371        349
New customers added                                 6,100       5,200      6,700

     During 2001, revenue from usage by existing customers declined $5.7 million. A cool, wet spring, mild summer and early fall rains throughout the Company's service territories resulted in a weather pattern that caused water usage by existing customers to decline by 2%. Rainfall was near normal in the northern part of California, but well above normal in the south. The unusually heavy rains in southern California reduced water sales, a trend that continued all year because of the year's weather pattern. Washington Water experienced dry conditions during the winter and spring months; however, summer rains reduced water sales in the normally high usage summer months.

     Rate increases in 2001 added $5.4 million in new revenue, offsetting the decline in revenue from usage by existing customers. The Company received CPUC decisions in 2001 for General Rate Case (GRC) increases in three districts providing $1.3 million in new revenue. Step rate increases of $2.6 million that had been authorized in prior GRCs and $0.8 million in offset increases to recover higher power costs in four districts were also granted. New water rates for the City of Hawthorne water system added $0.5 million to revenue, and a GRC decision for Washington Water added $0.2 million.

     During 2000, the first quarter was wetter than in the prior year, causing a reduction in customer usage. Second and third quarter weather was normal; however, rains in the early part of the fourth quarter negatively affected usage and consequently reduced revenue.

     Effective in August 2000, offset rate increases to recover increases in water production expenses became effective in four Cal Water districts. The rates generated $1.6 million in additional 2000 revenue. Step rate increases that were effective at the start of the year and new water rates in the City of Hawthorne system accounted for the remainder of the new revenue from rate increases.

     The December 31, 2001 customer count, including the Hawthorne customers, was 450,400, an increase of 1.4% from the 444,300 customers at the end of 2000, which was an increase of 1.1% from the 439,100 customers at the end of 1999. The growth in customers was due to normal growth within existing service areas and several small system acquisitions.

Operating and Interest Expenses. Total operating expenses were $221.7 million in 2001, $211.6 million in 2000, and $201.9 million in 1999.

     Wells provided 50.6% of water requirements in 2001 and purchased water provided 48.9%, with 0.5% obtained from surface supplies. For 2000, the corresponding percentages were 50.7%, 48.7% and 0.6%, and in 1999 the percentages were 52.4%, 47.2% and 0.4%.

     As a group, water production costs, which are purchased water, purchased power and pump taxes, comprise the largest segment of total operating costs. Together, water production costs accounted for 45% of total operating costs in 2001, 2000 and 1999. Rates charged for purchased water and pump taxes are set by various public agencies; the electric rates charged by power companies are authorized by the CPUC. As such, these rates are beyond the Company's control. The table below provides comparative information regarding water production costs during the past three years:

Dollars in millions                                2001        2000       1999

Purchased water                                   $ 73.2      $ 73.8     $ 69.4
Purchased power                                     21.1        15.1       14.4
Pump taxes                                           5.9         6.3        6.9
                                                  -----------------------------
     Total water production costs                 $100.2      $ 95.2     $ 90.7
                                                  -----------------------------

     Change from prior year                            5%          5%        15%
                                                  -----------------------------

     Water production (billion gallons)              127         128        124
                                                  -----------------------------

     Change from prior year                           (1)%         3%        10%
                                                  -----------------------------

     Water production expenses vary with wholesale suppliers' prices, the quantity of water produced to supply customer water usage, and the sources of supply. In 2001 and 2000, seven wholesale water suppliers increased rates from 2% to 7%. In December 2001, wholesale suppliers in the Los Angeles area refunded $1.4 million for over collecting on water purchases in prior periods. The refunds were recorded as a reduction of purchased water costs. For 2002, wholesale rate increases are expected in seven districts ranging from 1% to 11%. One supplier plans to reduce rates 9%.

     Purchased power is required to operate wells and pumps. Its cost increased $6.0 million in 2001 and $0.7 million in 2000. Through much of 2001, the Company paid substantially higher energy costs that were not recovered in customer rates. The CPUC's authorizations allowing the Company to recover a portion of the higher power costs were not effective until September and November, well after the high usage summer months. The purchased power cost increase in 2000 was due mainly to a 3% increase in water production.

     Prior to 2001, the Company had not been subjected to significant electric power cost increases. However, as has been widely publicized, California energy costs rose significantly in 2001. In January, the CPUC approved an energy surcharge that increased the Company's cost of purchased electric power by 10%. A second, more significant 38% increase in electric power costs became effective in May, bringing the total increase to 48%. When the CPUC proposed electric cost increases, the Company believed the higher costs were recoverable from consumers on a pass-through basis under established CPUC procedures. However, as explained in the Rates and Regulation section of this report, the CPUC revised its rules regarding recovery of the higher costs, resulting in delays in recovering the higher costs. No new power rate increases are proposed at this time.

     Employee payroll and benefits charged to operations and maintenance were $47.8 million for 2001, $44.5 million for 2000 and $43.0 in 1999. The increases in payroll and related benefits are attributable to general wage increases effective at the start of each year and additional hours worked. At year-end 2001, 2000 and 1999, there were 783, 797 and 790 employees, respectively.

     During 2000, a curtailment of the Dominguez pension plan was recorded resulting in a non-taxable gain of $1.2 million that was offset against operating expenses. The curtailment occurred because the Dominguez pension plan was frozen at the merger date and its participants became participants in the Company pension plan. Previous amounts expensed by Dominguez but not funded to the plan comprise the curtailment amount. This amount is included in the $44.5 million reported for payroll and benefits charged to operations and maintenance expense.

     Income tax expense was $9.7 million in 2001, $11.6 million in 2000 and $13.5 million in 1999. The changes in taxes are generally due to variations in taxable income. There is no state income tax in Washington.

     Interest on long-term debt increased $1.3 million over 2000. The issuance of $20 million of Series D senior notes in September 2001 and $20 million of Series C senior notes in October 2000, net of sinking fund payments on first mortgage bonds, resulted in a larger principal amount of long-term debt outstanding and thus increased interest expense. In 2000, long-term interest cost was unchanged from 1999. The added interest expense due to the Series C senior note issue was offset by lower interest due to sinking fund payments on first mortgage bonds. Capitalized interest was $0.9 million on construction projects in 2001 and $0.7 million in 2000. A larger amount is expected to be capitalized during 2002 because of the increase in the capital project expenditures. Interest coverage of long-term debt before income taxes was 2.9 times in 2001, 3.6 times in 2000 and 3.8 times in 1999. The reduction in interest coverage for 2001 resulted from lower earnings and the new senior note issues outstanding.

     Short-term bank borrowings to meet operating and interim construction funding needs increased other interest expense in 2001 by $0.1 million. The amount borrowed during the year was larger because of reduced cash flow from operations and an increase in capital project expenditures, but lower short-term rates reduced interest cost on the outstanding balances. There was $22.0 million in short-term borrowings at the end of 2001 and $14.6 million at the end of 2000.

Other Income and Expenses. Other income is derived from management contracts whereby the Company operates private and municipally owned water systems, agreements for operation of two recycled water systems, contracts for meter reading and billing services to various cities, leases of communication antenna sites, surplus property sales, other non-utility sources and interest on short-term investments. Other income, net of expenses, was $5.8 million in 2001, $1.4 million in 2000 and $3.1 million in 1999. During 2001, $3.9 million in pre-tax profits were realized from surplus properties sold as part of the Real Estate Program that is described in more detail in the "Liquidity and Capital Resources" section of this report. There were no property sales in 2000 and $1.3 million in 1999.

RATES AND REGULATION

After analyzing 17 Cal Water districts that were eligible for general rate filings in 2001, and based on current earnings levels, projected expense increases, including higher electric power costs, and expected capital expenditures, applications were filed in July 2001 for 15 districts covering about 65% of Cal Water customers. The applications request an 11.5% return on equity including 75 basis points to reflect the increased risk associated with the CPUC's changes in recovery of water production expense increases. An application to increase customer rates to cover higher General Office expenses is also being processed by the CPUC. Combined the applications request $19 million in additional annual revenue. A decision from the CPUC on the General Office application is expected in the second quarter of 2002, and a decision on the district GRC applications is expected in 2002's third quarter. There can be no assurance that the increases will be granted as requested. The CPUC has lengthened the time required to process the 2001 series of GRC applications. The schedule had required approximately 10 months, but for this series, it is expected to exceed one year. The regulatory delays are detrimental to the Company because rate relief to cover increased costs are not issued on a timely basis, and revenue is effectively lost.

     In October 2001, the CPUC adopted a resolution implementing its staff's interim recommendation concerning practices and policies that enable water utilities to recover increases in purchased water, purchased power and pump taxes. These expenses are referred to as "offsetable expenses." The CPUC also directed its staff to open a proceeding to evaluate offsetable expense recovery practices and policies, and recommend permanent revisions. Historically, offset rate increases have enabled water utilities to recover increases in offsetable expenses that were not anticipated when customer rates were established and are beyond the utility's control. Future Company requests to recover offsetable expenses will be processed only if a district has filed a GRC application within its three-year rate case cycle and the district is not earning more than its authorized rate of return on a forward-looking, pro-forma basis. Neither of these requirements applied to offset rate increases prior to adoption of the resolution. The Company can continue to track offsetable expenses in regulatory memorandum accounts for potential recovery subject to the CPUC's future determination of appropriate practices and policies.

     During 2001, the rates charged to the Company by electric power suppliers increased almost 50%. In May 2001, immediately after the CPUC authorized substantial electric rate increases for the state's two largest power companies, the Company requested authorization to recover $5.9 million in higher power costs for 23 of its 24 regulated California districts. Late in 2001, the Company was authorized rate increases in four districts totaling $2.7 million in additional annual revenue. The Company's requests to recover power cost increases in the other districts will be processed in accordance with the interim policies adopted by the CPUC. Although the Company is hopeful that it will be authorized to recover the additional offsetable expenses, it is unable to predict the timing or amount of such recoveries.

     During 2002, the Company expects to file GRCs for six of its California operating districts. Those filings will be made in July 2002 with a decision expected from the CPUC about mid-year in 2003. A GRC was filed for Washington Water in February 2002 with a decision expected in April 2002.

WATER SUPPLY

The Company's source of supply varies among its operating districts. Certain districts obtain all of their supply from wells, some districts purchase all of the supply from wholesale suppliers and other districts obtain the supply from a combination of well and purchased sources. A small portion of the supply is from surface sources and processed through three Company-owned treatment plants. On average, slightly more than half of the water produced is provided from wells and surface supply with the remainder purchased from wholesale suppliers.

     California's normal weather pattern yields little precipitation between mid-spring and mid-fall. The Washington service areas receive precipitation in all seasons with the heaviest amounts during the winter. Water usage is highest during the warm and dry summers and declines in the cool winter months. Rain and snow during the winter months replenish underground water basins and fill reservoirs providing the water supply for subsequent delivery to customers. To date, snow and rainfall accumulation during the 2001-2002 water year has been above average. Precipitation in the prior five years has been near normal levels. Water storage in California's reservoirs at the end of 2001 was at historic average. The Company believes that its supply from underground aquifers and purchased sources will be adequate to meet customer demand during 2002. The Company also develops long-term water supply plans for each of its districts to help assure an adequate water source under various operating and supply conditions.

ENVIRONMENTAL MATTERS

The Company is subject to regulations of the United States Environmental Protection Agency (EPA), state health service departments and various local health departments concerning water quality matters. It is also subject to the jurisdiction of various state and local regulatory agencies relating to environmental matters, including handling and disposal of hazardous materials. The Company strives for complete compliance with all requirements set forth by the various agencies.

     The Safe Drinking Water Act (SDWA) was amended in 1996 to provide a new process for the EPA to select and regulate waterborne contaminants. The EPA can now regulate only contaminants that are known or likely to occur at levels expected to pose a risk to public health when regulation would provide a meaningful opportunity to reduce a health risk. New drinking water regulations will be based primarily on risk assessment and measurement of cost/benefit considerations for minimizing overall health risk. The amended SDWA allows EPA to require monitoring of up to 30 contaminants in any five-year cycle. Also, every five years the EPA must select at least five listed contaminants and determine if they should be regulated.

     The Company has an established water supply monitoring program to test for contaminants in accordance with SDWA requirements. Water pumped from underground sources is treated as necessary or required by regulations. The Company owns and operates three surface water treatment plants. The cost of existing treatment is being recovered in customer rates as authorized by the regulatory authorities. Water purchased from wholesale suppliers is treated before delivery to the Company's systems.

     Enforcement of the EPA standards is the responsibility of individual states. The states can impose more stringent regulation than mandated by EPA. In addition to the EPA's requirements, various regulatory agencies could require increased monitoring and possibly require additional treatment of water supplies.

     During 2001, EPA released a new, lower Maximum Contaminant Level (MCL) of 10 parts per billion for arsenic, a naturally-occurring element, that is sometimes present in groundwater. Compliance with the new standard is required by January 2006. Of the Company's almost 900 wells, 75 will require treatment to comply with the new MCL. The Company estimates the compliance cost at $125 million in capital expenditures over the next five years and $10 million in additional annual operating costs. The State of California could establish a lower arsenic MCL standard. If the state were to set the standard at five parts per billion, the estimated capital expenditures necessary for compliance would be $250 million. At this time, the Company is unable to predict if the state will adopt the EPA standard or require a lower MCL. The Company is participating in testing alternate arsenic treatment technologies in order to meet the standard in the most cost efficient manner.

     It is anticipated that EPA will issue other regulations that will require further monitoring and possible treatment for specific contaminants. Depending on the action levels contained in the regulations, the cost of compliance with the new regulations could be significant in certain Company districts. The
Company intends to request recovery for capital investments and additional treatment costs needed to remain in compliance with established health standards through the ratemaking process.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity. The Company's liquidity is provided by bank lines of credit and internally generated funds. The Company has a $60 million bank line of credit that expires on April 30, 2003. The Company expects the bank lines of credit will be renewed upon expiration. It replaced a previous $50 million credit line. Of the $60 million total, $10 million is designated for the parent and $50 million is available to Cal Water. The $10 million portion may be drawn on for use by the Company, including funding of its subsidiaries' operations. Cal Water's $50 million portion can be used solely for purposes of the regulated utility.

     The Company has committed $7.6 million of the $10 million credit line to a contractor for construction of a customer/operation center where the Company will consolidate its South Bay Los Angeles operations, including the former Dominguez Water Company operations. At December 31, 2001, $6.3 million had been drawn to acquire land and construct the facility. The amount drawn on the credit line is an obligation of the contractor, but guaranteed by the Company. The new facility is pledged to the Company as security for the guarantee. The Company occupied the new facility in January 2002 on a month-to-month rent basis. The transaction is structured so that the Company will exchange on a tax-free basis surplus real property to the contractor for the new facility. The exchange is expected to occur after mid-year 2002 at which time the contractor will repay the construction loan and the Company's commitment will be extinguished.

     Washington Water has a line of credit totaling $0.1 million from a bank to meet its operating and capital equipment purchase requirements. At December 31, 2001, nothing was outstanding under the commitment. Generally, short-term borrowings under the commitment are converted annually to long-term borrowings with repayment terms tied to system and equipment acquisitions.

     The water business is seasonal. Revenue is lower in the cool, wet winter months when less water is used compared to the warm, dry summer months when water use is higher and more revenue is generated. During the winter period, the need for short-term borrowings under the bank lines of credit increases. The increase in cash flow during the summer allows short-term borrowings to be paid down. Short-term borrowings that remain outstanding more than one year have generally been converted to long-term debt. In years when more than normal precipitation falls in the Company's service areas or temperatures are lower than normal, especially in the summer months, customer water usage can be lower than normal. The reduction in water usage reduces cash flow from operations and increases the need for short-term bank borrowings. Regulatory lag, the delay in receiving authorization to increase customer rates to cover capital expenditures and higher operating costs, can also result in the need for increased short-term bank borrowings. The Company believes that long-term financing is available to it through debt and equity markets.

     Standard & Poor's and Moody's have maintained their ratings of Cal Water's first mortgage bonds at AA- and Aa3, respectively. These are the highest ratings for senior debt in the water industry. The Company's bank line of credit agreement contains a provision that if the Company's Standard & Poor's or Moody's senior debt ratings fall below investment grade, the credit line may be terminated by the banks. The senior note covenants include cross default provisions that would be triggered if the bank line of credit provisions are not met. The Company believes the credit rating agencies will maintain investment grade ratings for the Company's first mortgage bonds.

     Long-term financing, which includes common stock, first mortgage bonds, senior notes and other debt securities, has been used to replace short-term borrowings and fund construction. Developer contributions in aid of construction which are not refundable and refundable advances for construction are sources of funds for various contractor funded construction projects. Internally generated funds come from retention of earnings not paid out as dividends, depreciation and deferred income taxes. Additional information regarding the bank borrowings and long-term debt is presented in Notes 7 and 8 to the financial statements.

     In both 2001 and 2000, long-term financing was provided by issuance of $20 million, 30-year senior notes for a total of $40 million. The Series D, 7.13% senior notes were issued in September 2001, and in October 2000, the Series C, 8.15% notes were issued. The senior notes do not require sinking fund payments.

     Cash flow during 2001 was lower than expected because of reduced water usage by existing customers, regulatory lag in receiving rate relief and increased operating costs, especially for purchased power. As a result, funds required to pay 2001 dividends exceeded net income by $2.1 million, resulting in a reduction of stockholders' equity. The reduced cash flow also required the Company to borrow additional funds under the bank line of credit agreement. In 2000 and 1999, $3.6 million and $6.6 million of net income had been reinvested in the business after payment of dividends.

     The Company has a Dividend Reinvestment and Stock Purchase Plan (Plan). Under the Plan, stockholders may reinvest dividends to purchase additional
Company common stock. The Plan also allows existing stockholders and other interested investors to purchase Company common stock through the transfer agent. The Plan provides that shares required for the Plan may be purchased on the open market or be newly issued shares. Therefore, the Plan presents the Company with an alternative means of developing additional equity if new shares were issued. During 2001 and 2000, shares were purchased on the open market. At this time, the Company intends to continue purchasing shares required for the Plan on the open market. However, if new shares were issued to satisfy future Plan requirements, the impact on earnings per share could be dilutive because of the additional shares outstanding. Also, stockholders may experience dilution of their ownership percentage.

Contractual Obligations. The Company's contractual obligations as of December 31, 2001 are summarized in the table below. Long-term debt payments include annual sinking fund payments on first mortgage bonds, maturities of first mortgage bonds and annual payments on other long-term obligations. Advances for construction represent annual contract refunds to developers for the cost of water systems paid for by the developers. The contracts are non-interest bearing with refunds generally on a straight-line basis over a 40-year period. Operating leases are generally rents for office space. The total amount presented for operating leases is for a 20-year period.

                                                              Less Than                                  After
Contractual Obligations (In thousands)               Total       1 Year    2-3 Years    4-5 Years      5 Years
Long-term debt                                    $207,981       $5,381       $7,783      $ 5,184     $189,633
Advances for construction                          106,657        4,475        9,630       10,621       81,931
Operating leases                                    21,000          750        1,610        1,778       16,862

     The Company has water supply contracts with wholesale suppliers in 16 of its operating districts. For each contract, the cost of water is established by the wholesale supplier and is generally beyond the Company's control. In the past two years, wholesaler price increases have averaged 2.5%. The amount paid annually to the wholesale suppliers is charged to purchased water expense on the Company's statement of income. Three contracts noted below require minimum payments. The other contracts do not require minimum annual payments. The amount paid under the contracts, except for the contract with Stockton East Water District (SEWD), varies with the volume of water purchased from the wholesalers. The contract with SEWD requires an annual payment of $3,198,000. The amount paid under this contract is fixed annually and does not vary with the quantity of water delivered by the district. Because of the fixed price arrangement, the Company operates to receive as much water as possible from SEWD in order to minimize the cost of operating wells to supplement SEWD deliveries. Two contracts require the Company to purchase minimum quantities of water at the contractors' current wholesale rate for purchased water. Under both contracts, the Company operates so that purchases exceed the contractual minimum amount. The Company plans to continue to purchase at least the minimum water requirement under both contracts in the future.

Capital Requirements. Capital requirements consist primarily of new construction expenditures for expanding and replacing the Company's utility plant facilities and the acquisition of new water properties. They also include refunds of advances for construction and retirement of first mortgage bonds.

     Utility plant expenditures in 2001 totaled $62.0 million compared to $37.2 million in 2000 and $48.6 million in 1999. The 2001 construction program included $53.4 million of Company-funded projects and $8.6 million of projects funded by funds received from developers for non-refundable contributions in aid of construction and refundable advances for construction. The Company's 2001 projects were funded by internally generated funds, borrowings under bank credit lines, and issuance of the $20 million Series D senior notes. The 2000 expenditures included $33.5 million provided by Company funds and $3.6 million received from developers. The Company's 2000 projects were funded by internally generated funds, short-term bank borrowings, and issuance of the $20 million Series C senior notes.

     The 2002 Company-funded construction budget was authorized at $76.8 million. It includes $32.0 million for the fourth year of a five-year program to construct a water treatment plant to accommodate growth and meet water quality standards in the Bakersfield district. Over the five-year period, the plant and related pumping and pipeline facilities are estimated to cost $49.0 million. Also in the 2002 budget is $12.0 million for new and replacement water mains and $5.0 million for new wells and storage facilities. The budget will be funded by funds from operations, bank borrowings and long-term debt and equity financing. New subdivision construction will be financed by developers' contributions and advances for construction.

     Company-funded construction budgets over the next five years are projected to be about $350 million. Included in the estimated amount is $125 million for compliance with arsenic water quality regulations, completion of the Bakersfield treatment plant and expansion and replacement of water plant infrastructure. An application was filed in January 2002 requesting authorization from the CPUC for $250 million of debt and equity financing through 2005.

Capital Structure. Common stockholders' equity was reduced in 2001 by the $2.1 million that dividends paid exceeded net income. In 2000 and 1999, common stockholders' equity increased by annual retained earnings of $3.6 million and $6.6 million. New equity was issued in 2001 to acquire a water system. The long-term debt portion of the capital structure increased in 2001 and 2000 due to the issuance of Series C and Series D, $20 million senior notes. It was reduced by first mortgage bond sinking fund payments.

     The Company's total capitalization at December 31, 2001, was $402.7 million and at the end of 2000 was $389.4 million. Capital ratios were:

                                                    2001         2000

     Common equity                                  48.8%        51.1%
     Preferred stock                                 0.9%         0.9%
     Long-term debt                                 50.3%        48.0%

     The return on average common equity was 7.6% in 2001 compared to 10.1% in 2000. The decline in 2001 was caused by the lower net income.

Other Acquisitions. On January 25, 2001, the CPUC approved the Company's acquisition of the Nish water systems in Visalia. The four systems serve 1,100 customers and had annual revenue of $1.2 million. The Company issued 36,180 shares of its common stock valued at $0.9 million and assumed debt of $0.3 million to complete the transaction, which was accounted for as a pooling of interests. The effect of pooling was deemed not to be material; therefore, prior year financial statements have not been restated and pro-forma disclosures were not considered significant. The net equity of Nish was recorded as an adjustment to retained earnings as of January 1, 2001.

     In 2001, Washington Water purchased the assets of seven water companies that serve 681 customers and generate about $0.3 million in annual revenue. The combined purchase price was $0.7 million.

     In 2000, Washington Water purchased the assets of two water companies that together serve almost 800 customers and produce annual revenue of about $0.3 million. Washington Water also purchased the assets of Robischon Engineers, Inc. in April 2000. This acquisition added in-house engineering capabilities to the Washington operation, enabling Washington Water to provide water system design services to other water providers.

     The Company agreed to acquire the Rio Grande Utility Corporation that serves 2,300 water and 1,600 wastewater customers near Albuquerque in November 2000. The acquisition, which will be made for $2.3 million in cash and assumed debt of $3.1 million, is pending approval of the New Mexico Public Regulation Commission. Approval is expected in the second quarter 2002.

Real Estate Program. The Company's subsidiaries own more than 900 real estate parcels. Certain parcels are not necessary for or used in water utility operations. Most surplus properties have a low cost basis. A program has been developed to realize the value of certain surplus properties through sale or lease of those properties. The program will be ongoing for a period of several years. During the next four years, the Company estimates that gross property transactions totaling over $10 million could be completed. In 2001, $3.9 million in pretax sales were completed. No transactions were completed during 2000. During 2002, the Company expects to complete sales in excess of $3 million.

Stockholder Rights Plan. As explained in Note 6 to the Consolidated Financial Statements, in January 1998, the Board of Directors adopted a Stockholder Rights Plan (Plan). In connection with the Plan, a dividend distribution of one right for each common share to purchase preferred stock under certain circumstances was also authorized. The Plan is designed to protect stockholders and maximize stockholder value in the event of an unsolicited takeover proposal by encouraging a prospective acquirer to negotiate with the Board.

FINANCIAL RISK MANAGEMENT

The Company does not participate in hedge arrangements, such as forward contracts, swap agreements, options or other contractual agreements relative to the impact of market fluctuations on its assets, liabilities, production or contractual commitments. The Company operates only in the United States, and therefore, is not subject to foreign currency exchange rate risks.

Interest Rate Risk. The Company does have exposure to market risk that includes changes in interest rates. Interest rate risk exists because the Company's financing includes the use of long-term debt obligations with maturity dates up to 30 years from the date of issue and during the outstanding period interest rates are subject to fluctuation. The Company's long-term obligations are first mortgage bonds and senior note obligations that are generally placed with insurance companies. Washington Water's long-term obligations are for periods of up to 10 years and are placed with two banks. During 2001, the Company issued a single series of $20 million, 30-year senior notes at 7.13%. To expand access to capital debt markets, the Company may investigate the use of private and public markets for future debt issues. It may also consider financing on a parent company basis, rather than on a subsidiary-by-subsidiary basis.

     The Company's short-term financing is provided by bank lines of credit that are discussed under the "Liquidity and Capital Resources" section of this report. Short-term borrowings that are not repaid from operating cash or funded by retained earnings are generally converted to long-term debt issues. The Company plans to continue the financing of its construction program in this manner. Financing of acquisitions has been done using Company common stock or through the debt financing vehicles available to the subsidiary companies.

Value Risk. Because the Company operates primarily in a regulated industry, its value risk is somewhat lessened; however, regulated parameters also can be recognized as limitations to operations and earnings, and the ability to respond to certain business condition changes. Also, changes in regulatory practices can impact the Company's operations as was experienced during 2001 when the CPUC adopted a new policy for recovery of offsetable expenses. Non-regulated operations are subject to risk of contract constraints and performance by the Company in achieving its objectives. Value risk management is accomplished using various financial models that consider changing business parameters. It is also supplemented by considering various risk control processes that may be available as circumstances warrant.

Equity Risk. The Company does not have equity investments; therefore, it does not have equity risks.

NEW ACCOUNTING STANDARDS

In July 2001, the Financial Accounting Standards Board issued Statement No. 141, "Business Combinations," and Statement No. 142, "Goodwill and Other Intangible Assets." Statement No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as for all purchase method business combinations completed after June 30, 2001. Statement No. 141 also specifies conditions that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. Statement No. 142 specifies that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of Statement No. 142. The statement also requires that intangible assets with determinable useful lives be amortized over their useful lives to their estimated residual values and reviewed for impairment. Statement No. 142 is effective for the Company on January 1, 2002. Its adoption is not expected to have a material impact on the Company's financial position or results of operations.

     In June 2001, Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" of long-lived assets was issued. The statement is effective for fiscal years beginning after June 15, 2002. The Company has not yet completed a full review of the impact that adopting the statement will have on its financial position or results of operations, and therefore is unable to state the impact that adopting the statement will have on its financial position or results of operations.

     In August 2001, Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," was issued. The statement sets forth requirements for measuring impairment of a long-lived asset that is defined as the condition that exists when the carrying amount of a long-lived asset exceeds its fair value. The statement also establishes criteria in which an impairment loss must be recognized. The Company has not yet completed a full assessment of the impact of adopting this statement, and therefore is uncertain as to the impact that adopting the statement will have on its financial position or results of operations. The statement is effective for the Company on January 1, 2002.

Consolidated Balance Sheet

In thousands, except per share data

December 31, 2001 and 2000                                     2001       2000

ASSETS

Utility plant:
     Land                                                   $ 10,709    $ 10,641
     Depreciable plant and equipment                         859,846     797,403
     Construction work in progress                            26,826      31,400
     Intangible assets                                        12,277      11,837
                                                            --------------------
         Total utility plant                                 909,658     851,281
     Less accumulated depreciation and amortization          285,316     268,499
                                                            --------------------
         Net utility plant                                   624,342     582,782
                                                            --------------------

Current assets:
     Cash and cash equivalents                                   953       3,241
     Receivables:
         Customers                                            14,572      15,163
         Other                                                 8,228       5,450
     Unbilled revenue                                          7,291       7,964
     Materials and supplies at average cost                    2,147       2,718
     Taxes and other prepaid expenses                          7,224       5,483
                                                            --------------------
         Total current assets                                 40,415      40,019
                                                            --------------------

Other assets:
     Regulatory assets                                        38,893      38,133
     Unamortized debt premium and expense                      3,800       3,817
     Other                                                     2,764       1,854
                                                            --------------------
         Total other assets                                   45,457      43,804
                                                            --------------------

                                                            $710,214    $666,605
                                                            --------------------

                                                                                 2001        2000
CAPITALIZATION AND LIABILITIES
Capitalization:
     Common stock, $.01 par value; 25,000 shares authorized, 15,182 and       $     152    $     151
         15,146 shares outstanding in 2001 and 2000, respectively
     Additional paid-in capital                                                  49,984       49,984
     Retained earnings                                                          147,299      149,185
     Accumulated other comprehensive loss                                          (816)        (486)
                                                                               ---------------------
       Total common stockholders' equity                                        196,619      198,834
     Preferred stock without mandatory redemption provision, $25 par value,
       380 shares authorized, 139 shares outstanding                              3,475        3,475
     Long-term debt, less current maturities                                    202,600      187,098
                                                                               ---------------------
       Total capitalization                                                     402,694      389,407
                                                                               ---------------------

Current liabilities:
     Current maturities of long-term debt                                         5,381        2,881
     Short-term borrowings                                                       22,000       14,598
     Accounts payable                                                            24,032       26,493
     Accrued taxes                                                                3,813        3,976
     Accrued interest                                                             2,535        2,579
     Other accrued liabilities                                                   21,228       13,209
                                                                               ---------------------
       Total current liabilities                                                 78,989       63,736
                                                                               ---------------------

Unamortized investment tax credits                                                2,882        2,989
Deferred income taxes                                                            28,816       25,620
Regulatory and other liabilities                                                 20,680       20,316
Advances for construction                                                       106,657      105,562
Contributions in aid of construction                                             69,496       58,975
Commitments
                                                                               ---------------------
                                                                               $710,214     $666,605
                                                                               ---------------------

See accompanying notes to consolidated financial statements.

Consolidated Statement of Income

In thousands, except per share data
For the years ended December 31, 2001, 2000 and 1999

                                                          2001       2000       1999
Operating revenue                                       $246,820   $244,806   $234,937
                                                        ------------------------------
Operating expenses:
     Operations:
         Purchased water                                  73,174     73,768     69,351
         Purchased power                                  21,130     15,136     14,355
         Pump taxes                                        5,910      6,275      6,856
         Administrative and general                       36,521     32,974     32,266
         Other                                            34,109     32,308     28,963
     Maintenance                                          12,131     11,592     10,200
     Depreciation and amortization                        19,226     18,368     17,246
     Income taxes                                          9,728     11,571     13,515
     Property and other taxes                              9,740      9,618      9,138
                                                        ------------------------------
         Total operating expenses                        221,669    211,610    201,890
                                                        ------------------------------

     Net operating income                                 25,151     33,196     33,047

Other income and expenses, net                             5,843      1,413      3,089
                                                        ------------------------------
     Income before interest expense                       30,994     34,609     36,136
                                                        ------------------------------

Interest expense:
     Long-term debt interest                              14,187     12,901     13,084
     Other interest                                        1,842      1,745      1,081
                                                        ------------------------------
         Total interest expense                           16,029     14,646     14,165
                                                        ------------------------------

Net income                                              $ 14,965   $ 19,963   $ 21,971
                                                        ------------------------------

Earnings per share:
     Basic                                              $   0.98   $   1.31   $   1.45
                                                        ------------------------------
     Diluted                                            $   0.97   $   1.31   $   1.44
                                                        ------------------------------

Weighted average number of common shares outstanding:

     Basic                                                15,182     15,126     15,090
                                                        ------------------------------
     Diluted                                              15,285     15,173     15,142
                                                        ------------------------------

See accompanying notes to consolidated financial statements.

Consolidated Statement of Common Stockholders' Equity and Comprehensive Income

For the years ended December 31, 2001, 2000 and 1999

In thousands                                                                           Accumulated
                                                          Additional                         Other           Total            Total
                                               Common        Paid-in       Retained  Comprehensive   Stockholders'    Comprehensive
                                                Stock        Capital       Earnings  Income (Loss)          Equity           Income
Balance at December 31, 1998                $     150      $  48,372      $ 139,054      $      --       $ 187,576       $      --
                                            --------------------------------------------------------------------------------------

      Issuance of common stock                      1            968             --             --             969              --
      Net income                                   --             --         21,971             --          21,971          21,971
      Dividends paid:
            Preferred stock                        --             --            153             --             153              --
            Common stock                           --             --         15,262             --          15,262              --
                                            --------------------------------------------------------------------------------------
                  Total dividends paid             --             --         15,415             --          15,415              --
      Other comprehensive loss                     --             --             --           (517)           (517)           (517)
                                            --------------------------------------------------------------------------------------
Balance at December 31, 1999                      151         49,340        145,610           (517)        194,584          21,454
                                            --------------------------------------------------------------------------------------

      Issuance of common stock                     --            644             --             --             644              --
      Net income                                   --             --         19,963             --          19,963          19,963
      Dividends paid:
            Preferred stock                        --             --            152             --             152              --
            Common stock                           --             --         16,236             --          16,236              --
                                            --------------------------------------------------------------------------------------
                  Total dividends paid             --             --         16,388             --          16,388              --
      Other comprehensive income                   --             --             --             31              31              31
                                            --------------------------------------------------------------------------------------
Balance at December 31, 2000                      151         49,984        149,185           (486)        198,834          19,994
                                            --------------------------------------------------------------------------------------

      Acquisition                                   1             --            220             --             221              --
      Net income                                   --             --         14,965             --          14,965          14,965
      Dividends paid:
            Preferred stock                        --             --            153             --             153              --
            Common stock                           --             --         16,918             --          16,918              --
                                            --------------------------------------------------------------------------------------
                  Total dividends paid             --             --         17,071             --          17,071              --
      Other comprehensive loss                     --             --             --           (330)           (330)           (330)
                                            --------------------------------------------------------------------------------------
Balance at December 31, 2001                $     152      $  49,984      $ 147,299      $    (816)      $ 196,619       $  14,635
                                            --------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

Consolidated Statement of Cash Flows

In thousands

For the years ended December 31, 2001, 2000, 1999                               2001           2000           1999
Operating activities:
     Net income                                                             $ 14,965       $ 19,963       $ 21,971
                                                                            --------------------------------------
     Adjustments to reconcile net income to net cash provided
         by operating activities
              Depreciation and amortization                                   19,226         18,368         17,246
              Deferred income taxes, investment tax credits, and
                  regulatory assets and liabilities, net                       2,919         (3,203)         1,360
              Changes in operating assets and liabilities
                  Receivables                                                 (2,186)        (1,503)        (2,324)
                  Unbilled revenue                                               673            235         (1,187)
                  Accounts payable                                            (2,461)          (255)         7,623
                  Other current assets and liabilities                         6,642          1,093           (649)
                  Other changes, net                                          (1,191)           (71)         3,334
                                                                            --------------------------------------
              Net adjustments                                                 23,622         14,664         25,403
                                                                            --------------------------------------
                  Net cash provided by operating activities                   38,587         34,627         47,374
                                                                            --------------------------------------

Investing activities:
     Utility plant expenditures

         Company funded                                                      (53,379)       (33,540)       (35,535)
         Developer advances and contributions in aid of construction          (8,670)        (3,621)       (12,984)
     Other investments                                                            --             --            (80)
                                                                            --------------------------------------
              Net cash used in investing activities                          (62,049)       (37,161)       (48,599)
                                                                            --------------------------------------

Financing activities:
     Net short-term borrowings                                                 7,402            599         (8,951)
     Issuance of common stock                                                     --            644             46
     Issuance of long-term debt                                               20,524         20,326         20,062
     Advances for construction                                                 6,498          3,846          7,480
     Refunds of advances for construction                                     (4,166)        (3,870)        (4,056)
     Contributions in aid of construction                                     10,868          1,883          4,814
     Retirement of long-term debt                                             (2,881)        (2,920)        (2,318)
     Dividends paid                                                          (17,071)       (16,388)       (15,415)
                                                                            --------------------------------------
         Net cash provided by financing activities                            21,174          4,120          1,662
                                                                            --------------------------------------
Change in cash and cash equivalents                                           (2,288)         1,586            437
Cash and cash equivalents at beginning of year                                 3,241          1,655          1,218
                                                                            --------------------------------------
Cash and cash equivalents at end of year                                    $    953       $  3,241       $  1,655
                                                                            --------------------------------------

Supplemental disclosures of cash flow information:
     Cash paid during the year for:

         Interest (net of amounts capitalized)                              $ 14,378       $ 14,785       $ 13,796
         Income taxes                                                          6,238         11,775         11,499
     Non-cash financing activity - common stock issued in acquisitions           899             --            922

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

December 31, 2001, 2000, and 1999

NOTE 1. ORGANIZATION AND OPERATIONS

California Water Service Group (Company) is a holding company incorporated in Delaware that through its wholly owned subsidiaries provides water utility and other related services in California, Washington and New Mexico. California Water Service Company (Cal Water) and Washington Water Service Company (Washington Water) provide regulated utility services under the rules and regulations of their respective regulatory commissions (jointly referred to as Commissions). CWS Utility Services provides non-regulated water utility and utility-related services in all three states. New Mexico Water Service Company was formed in 2000 to provide regulated utility services.

     The Company operates primarily in one business segment, providing water and related utility services.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. The financial statements give retroactive effect to acquisitions, accounted for as pooling of interests. Accordingly, the Company's consolidated financial statements and footnotes have been restated to include Dominguez Services Corporation and subsidiaries (Dominguez), which was merged into the Company on May 25, 2000, as if the merger had been completed as of the beginning of the earliest period presented. Intercompany transactions and balances have been eliminated.

     The accounting records of the Company are maintained in accordance with the uniform system of accounts prescribed by the Commissions. Certain prior years' amounts have been reclassified, where necessary, to conform to the current presentation.

     The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue: Revenue consists of monthly cycle customer billings for regulated water service at rates authorized by the Commissions and billings to certain non-regulated customers. Revenue from metered accounts includes unbilled amounts based on the estimated usage from the latest meter reading to the end of the accounting period. Flat-rate accounts, which are billed at the beginning of the service period, are included in revenue on a pro rata basis for the portion applicable to the current accounting period. The unearned portion is deferred into the following accounting period.

     Expense balancing accounts are used to track suppliers' rate increases for purchased water, purchased power and pump taxes that are not included in customer water rates. The cost increases are referred to as "Offsetable Expenses" because under certain circumstances they are recoverable from customers in future rate increases designed to offset the higher costs. The Company does not record the balancing accounts until the CPUC has authorized a change in customer rates and the customer has been billed.

Utility Plant: Utility plant is carried at original cost when first constructed or purchased, except for certain minor units of property recorded at estimated fair values at dates of acquisition. Cost of depreciable plant retired is eliminated from utility plant accounts and such costs are charged against accumulated depreciation. Maintenance of utility plant is charged primarily to operation expenses. Interest is capitalized on plant expenditures during the construction period and amounted to $858,000 in 2001, $703,000 in 2000 and $324,000 in 1999.

     Intangible assets acquired as part of water systems purchased are stated at amounts as prescribed by the Commissions. All other intangibles have been recorded at cost. Included in intangible assets is $6,500,000 paid to the City of Hawthorne to lease the city's water system and associated water rights. The lease payment is being amortized on a straight-line basis over the 15-year life of the lease. The Company continually evaluates the recoverability of utility plant by assessing whether the amortization of the balance over the remaining life can be recovered through the expected and undiscounted future cash flows.

Depreciation: Depreciation of utility plant for financial statement purposes is computed on the straight-line remaining life method at rates based on the estimated useful lives of the assets, ranging from 5 to 65 years. The provision for depreciation expressed as a percentage of the aggregate depreciable asset balances was 2.4% in 2001 and 2000, and 2.5% in 1999. For income tax purposes, as applicable, the Company computes depreciation using the accelerated methods allowed by the respective taxing authorities. Plant additions since June 1996 are depreciated on a straight-line basis for tax purposes in accordance with tax regulations.

Cash Equivalents: Cash equivalents include highly liquid investments, primarily U.S. Treasury and U.S. Government agency interest-bearing securities, stated at cost with original maturities of three months or less.

Restricted Cash: Restricted cash represents proceeds collected through a surcharge on certain customers' bills plus interest earned on the proceeds. The restricted cash is to service California Safe Drinking Water Bond obligations and is classified in other prepaid expenses. At December 31, 2001 and 2000, the amounts restricted were $887,000 and $755,000, respectively.

Regulatory Assets: The Company records regulatory assets for future revenues expected to be realized as the tax effects of certain temporary differences previously passed through to customers reverse. The temporary differences relate primarily to the difference between book and income tax depreciation on utility plant that was placed in service before the regulatory Commissions adopted normalization for ratemaking purposes. The regulatory assets are net of revenue related to deferred income taxes that were provided at prior tax rates and the amount that would be provided at current tax rates. The differences will reverse over the remaining book lives of the related assets.

Long-term Debt Premium, Discount and Expense: The discount and issuance expense on long-term debt is amortized over the original lives of the related debt issues. Premiums paid on the early redemption of certain debt issues and unamortized original issue discount and expense of such issues are amortized over the life of new debt issued in conjunction with the early redemption.

Accumulated Other Comprehensive Loss: The Company has an unfunded Supplemental Executive Retirement Plan. The unfunded accumulated benefit obligation of the plan exceeds the accrued benefit cost. This amount exceeds the unrecognized prior service cost; therefore accumulated other comprehensive loss has been recorded (net of income tax) as a separate component of Stockholders' Equity.

Advances for Construction: Advances for construction consist of payments received from developers for installation of water production and distribution facilities to serve new developments. Advances are excluded from rate base for rate setting purposes. Annual refunds are made to developers without interest over a 20-year or 40-year period. Refund amounts under the 20-year contracts are based on annual revenues from the extensions. Unrefunded balances at the end of the contract period are credited to Contributions in Aid of Construction and are no longer refundable. Refunds on contracts entered into since 1982 are made in equal annual amounts over 40 years. At December 31, 2001, the amounts refundable under the 20-year contracts were $4,320,000 and under 40-year contracts were $102,337,000. Estimated refunds for 2002 for all water main extension contracts are $4,475,000.

Contributions in Aid of Construction: Contributions in aid of construction represent payments received from developers, primarily for fire protection purposes, which are not subject to refunds. Facilities funded by contributions are included in utility plant, but excluded from rate base. Depreciation related to contributions is charged to contributions in aid of construction.

Income Taxes: The Company accounts for income taxes using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Measurement of the deferred tax assets and liabilities is at enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date.

     It is anticipated that future rate action by the Commissions will reflect revenue requirements for the tax effects of temporary differences recognized, which have previously been flowed through to customers. The Commissions have granted the Company customer rate increases to reflect the normalization of the tax benefits of the federal accelerated methods and available Investment Tax Credits (ITC) for all assets placed in service after 1980. ITC are deferred and amortized over the lives of the related properties for book purposes.

     Advances for construction and contributions in aid of construction received from developers subsequent to 1986 were taxable for federal income tax purposes and subsequent to 1991 were subject to California income tax. In 1996 the federal tax law, and in 1997 the California tax law, changed and only deposits for new services were taxable. In late 2000, federal regulations were further modified to exclude fire services from tax.

Earnings Per Share: Basic earnings per share (EPS) is calculated by dividing income available to common stockholders by the weighted average shares outstanding during the year. Diluted EPS is calculated by dividing income available to common stockholders by the weighted average shares outstanding and potentially dilutive shares.

Stock-based Compensation: The Company adopted Statement on Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation." The Company elected to adopt the provision of the statement that allows the continuing practice of not recognizing compensation expense related to the granting of employee stock options to the extent that the option price of the underlying stock was equal to or greater than the market price on the date of the option grant.

Business Combinations: In July 2001, the Financial Accounting Standards Board issued Statement No. 141, "Business Combinations." Statement No. 141 requires that the purchase method of accounting be used for all business combinations after June 30, 2001. Statement No. 141 also specifies conditions that intangible assets acquired in a purchase method of business combinations must meet to be recognized and reported apart from goodwill. The Company adopted Statement No. 141 immediately. The Company is not involved in a business combination initiated prior to July 1, 2001 that would be accounted for using the pooling-of-interest method.

NOTE 3. MERGER WITH DOMINGUEZ SERVICES CORPORATION

The Merger between the Company and Dominguez was completed on May 25, 2000. On the merger date, each outstanding Dominguez common share was exchanged for 1.38 shares of Company common stock. The Company issued 2,210,254 new common shares in exchange for the 1,601,679 outstanding Dominguez shares. Dominguez provided water service to about 40,000 customers in 21 California communities. The former Dominguez operations became districts within Cal Water.

     The Merger was accounted for as a pooling of interests. There were no intercompany transactions as a result of the Merger. Certain reclassifications were made to the historic financial statements of the companies to conform presentation.

     For the periods indicated below, the Company and Dominguez reported the following items:

                                       6 Months             Year
                                          Ended            Ended
Unaudited - In thousands                6-30-00         12-31-99

Revenue:
     Company                          $  98,428         $206,440
     Dominguez                           14,232           28,497
                                      --------------------------
                                       $112,660         $234,937

Net income:
     Company                          $   6,139         $ 19,919
     Dominguez                            1,147            2,052
                                      --------------------------
                                      $   7,286         $ 21,971
                                      --------------------------

     No adjustments were made to the Dominguez net assets in applying the accounting practices of the Company. Dominguez previously reported common stock of $1,542,000 that was reclassified by the Company to "Paid-in-Capital" in accordance with the Company's financial statement presentation. The Company and Dominguez each had December 31 year-ends; therefore no adjustment was required to retained earnings due to a change in fiscal year-ends.

NOTE 4. OTHER ACQUISITIONS

In 2001, the Company acquired four companies operating in the Company's Visalia district. The companies serve 1,100 customers. The acquisitions were completed in February 2001, in exchange for 36,180 shares of Company common stock worth $899,000 and assumed debt of $218,000. The acquisitions were accounted for under the pooling of interests method; however, due to the results from operations not being material to the Company's consolidated results from operations, prior periods were not restated. The net equity acquired was recorded as an increase to retained earnings at the beginning of the year. In addition, the Company purchased the assets of seven Washington water systems for cash of $701,000. The acquired companies serve approximately 700 customers and produce annual revenue of about $270,000. The acquisitions were accounted for under purchase accounting.

     During 2000, the Company purchased the assets of Mirrormount Water Services and Lacamas Farmsteads Water Company for $639,000 in cash and assumed debt. Together the companies serve almost 800 customers and produce annual revenue of about $250,000. To provide in-house engineering, Washington Water also purchased the assets of Robischon Engineers, Inc. in April 2000 for $70,000 in cash. The acquisitions were accounted for under purchase accounting.

     During 1999, the Company acquired all of the outstanding stock of Harbor Water Company and South Sound Utility Company, which form the operations of Washington Water, serving 14,900 regulated and non-regulated customers. The acquisitions were accounted for under the pooling of interests method in exchange for 316,472 shares of Company stock and assumption of long-term debt of $2,959,000. The results of operations previously reported by the separate entities are included in the accompanying consolidated financial statements. Two other water company asset acquisitions were completed in 1999. The acquired companies served 288 customers. The acquisitions were accounted for under purchase accounting.

     During 1998, the Company agreed to purchase the assets of Lucerne Water Company, Rancho del Paradiso Water Company and Armstrong Valley Water Company. These investor-owned systems serve 1,624 accounts. The acquisitions were completed effective January 1, 1999, in exchange for the equivalent of 75,164 shares of Company common stock. The acquisitions were accounted for under purchase accounting. The purchases were completed on a non-cash basis in which the Company issued common stock valued at $922,000 and assumed debt obligations of $1,108,000.

     New Mexico Water has agreed to acquire the Rio Grande Utility Corporation, which serves 2,300 water and 1,600 wastewater customers, for $2.3 million in cash and assumed debt of $3.1 million. The acquisition is expected to be completed in the second quarter of 2002 after approval of the state's regulatory authority is received.

NOTE 5. PREFERRED STOCK

As of December 31, 2001 and 2000, 380,000 shares of preferred stock were authorized. Dividends on outstanding shares are payable quarterly at a fixed rate before any dividends can be paid on common stock. Preferred shares are entitled to sixteen votes, each with the right to cumulative votes at any election of directors.

     The outstanding 139,000 shares of $25 par value cumulative, 4.4% Series C preferred shares are not convertible to common stock. A premium of $243,250 would be due upon voluntary liquidation of Series C. There is no premium in the event of an involuntary liquidation.

NOTE 6. COMMON STOCKHOLDERS' EQUITY

The Company is authorized to issue 25,000,000 shares of $.01 par value common stock. As of December 31, 2001 and 2000, 15,182,046 and 15,145,866 shares of common stock were issued and outstanding, respectively. All shares of common stock are eligible to participate in the Company's dividend reinvestment plan. Approximately 10% of the outstanding shares participate in the plan.

Stockholder Rights Plan: The Company's Stockholder Rights Plan (Plan) is designed to provide stockholders protection and to maximize stockholder value by encouraging a prospective acquirer to negotiate with the Board. The Plan was adopted in 1998 and authorized a dividend distribution of one right (Right) to purchase 1/100th share of Series D Preferred Stock for each outstanding share of Common Stock in certain circumstances. The Rights are for a ten-year period that expires in February 2008.

     Each  Right  represents  a right to  purchase  1/100th  share  of  Series D
Preferred Stock at the price of $120, subject to adjustment (the Purchase Price). Each share of Series D Preferred Stock is entitled to receive a dividend equal to 100 times any dividend paid on common stock and 100 votes per share in any stockholder election. The Rights become exercisable upon occurrence of a Distribution Date. A Distribution Date event occurs if (a) any person accumulates 15% of the then outstanding Common Stock, (b) any person presents a tender offer which causes the person's ownership level to exceed 15% and the Board determines the tender offer not to be fair to the Company's stockholders, or (c) the Board determines that a stockholder maintaining a 10% interest in the Common Stock could have an adverse impact on the Company or could attempt to pressure the Company to repurchase the holder's shares at a premium.

     Until the occurrence of a Distribution Date, each Right trades with the Common Stock and is not separately transferable. When a Distribution Date occurs: (a) the Company would distribute separate Rights Certificates to Common Stockholders and the Rights would subsequently trade separate from the Common Stock; and (b) each holder of a Right, other than the acquiring person (whose Rights would thereafter be void), would have the right to receive upon exercise at its then current Purchase Price that number of shares of Common Stock having a market value of two times the Purchase Price of the Right. If the Company merges into the acquiring person or enters into any transaction that unfairly favors the acquiring person or disfavors the Company's other stockholders, the Right becomes a right to purchase Common Stock of the acquiring person having a market value of two times the Purchase Price.

     The Board may determine that in certain circumstances a proposal that would cause a Distribution Date is in the Company stockholders' best interest. Therefore, the Board may, at its option, redeem the Rights at a redemption price of $.001 per Right.

NOTE 7. SHORT-TERM BORROWINGS

As of December 31, 2001, the Company maintained a bank line of credit providing unsecured borrowings of up to $10,000,000 at the prime lending rate or lower rates as quoted by the bank. Approximately $7,562,000 of the line is committed to a contractor for construction of an office complex for combined Los Angeles South Bay operations. When completed, the office complex will be exchanged with the contractor for surplus Company-owned land on a tax-free basis. Cal Water maintained a bank line of credit for an additional $50,000,000 on the same terms as the Company. The line of credit agreements, which expire in April 2003 and which the Company expects to renew, do not require minimum or specific compensating balances. Washington Water has a $0.1 million bank line of credit with nothing outstanding at December 31, 2001.

     The following table represents borrowings under the bank lines of credit:

Dollars in thousands                      2001             2000             1999

Maximum short-term borrowings          $36,800          $26,750          $25,500
Average amount outstanding              24,453           16,810            9,093
Weighted average interest rate           5.29%            7.77%            6.52%
Interest rate at December 31             3.16%            7.88%            7.11%

NOTE 8. LONG-TERM DEBT

As of December 31, 2001 and 2000, long-term debt outstanding was:

                                                          Interest      Maturity
In thousands                                   Series         Rate          Date         2001         2000
First Mortgage Bonds:                               J        8.86%          2023     $  4,000     $  4,000
                                                    K        6.94%          2012        5,000        5,000
                                                    P       7.875%          2002        2,565        2,580
                                                    S        8.50%          2003        2,580        2,595
                                                   BB        9.48%          2008       11,520       13,230
                                                   CC        9.86%          2020       18,500       18,600
                                                   DD        8.63%          2022       19,100       19,200
                                                   EE        7.90%          2023       19,200       19,300
                                                   FF        6.95%          2023       19,200       19,300
                                                   GG        6.98%          2023       19,200       19,300
                                                                                     ---------------------
                                                                                      120,865      123,105

Senior Notes:                                       A        7.28%          2025       20,000       20,000
                                                    B        6.77%          2028       20,000       20,000
                                                    C        8.15%          2030       20,000       20,000
                                                    D        7.13%          2031       20,000           --

California Department of                                   3.0% to
     Water Resources loans                                    8.1%       2011-32        2,886        3,176

Other long-term debt                                                                    4,230        3,698
                                                                                     ---------------------

     Total long-term debt                                                             207,981      189,979
Less current maturities                                                                 5,381        2,881
                                                                                     ---------------------

     Long-term debt excluding current maturities                                     $202,600     $187,098
                                                                                     ---------------------

     The first mortgage bonds are  obligations of Cal Water.  All bonds are held by institutional investors and secured by substantially all of Cal Water's utility plant. The unsecured senior notes are also obligations of Cal Water. They are held by institutional investors and require interest-only payments until maturity. The Department of Water Resources (DWR) loans were financed under the California Safe Drinking Water Bond Act. Repayment of principal and interest on the DWR loans is through a surcharge on customer bills. Other long-term debt is primarily equipment and system acquisition financing arrangements with financial institutions. Aggregate maturities and sinking fund requirements for each of the succeeding five years (2002 through 2006) are $5,381,000, $5,204,000, $2,579,000 $2,579,000, and $2,605,000.

NOTE 9. INCOME TAXES

Income tax expense consists of the following:

In thousands                                   Federal        State        Total
2001                             Current       $ 6,472       $2,136      $ 8,608
                                 Deferred        1,456        (336)        1,120
                                              ----------------------------------
                                 Total         $ 7,928       $1,800      $ 9,728
                                               ---------------------------------

2000                             Current       $ 7,961       $2,519      $10,480
                                 Deferred        1,554        (463)        1,091
                                              ----------------------------------
                                 Total         $ 9,515       $2,056      $11,571
                                               ---------------------------------

1999                             Current       $ 8,291       $2,560      $10,851
                                 Deferred        2,769        (105)        2,664
                                               ---------------------------------
                                 Total         $11,060       $2,455      $13,515
                                               ---------------------------------

     Income tax expense computed by applying the current federal 35% tax rate to pretax book income differs from the amount shown in the Consolidated Statement of Income. The difference is reconciled in the table below:

In thousands                                                                2001        2000          1999
Computed "expected" tax expense                                           $8,643      $11,037      $12,420
Increase (reduction) in taxes due to:
     State income taxes net of federal tax benefit                         1,170        1,336        1,624
     Investment tax credits                                                (156)        (155)        (184)
     Other                                                                    71        (647)        (345)
                                                                          --------------------------------
Total income tax                                                          $9,728      $11,571      $13,515
                                                                          --------------------------------

     The components of deferred income tax expense were:

In thousands                                                                2001         2000         1999
Depreciation                                                              $2,337       $2,031       $2,974
Developer advances and contributions                                       (783)        (814)        (749)
Bond redemption premiums                                                    (42)         (61)         (62)
Investment tax credits                                                      (94)         (61)         (94)
Other                                                                      (298)          (4)          595
                                                                          --------------------------------
Total deferred income tax expense                                         $1,120       $1,091       $2,664
                                                                          --------------------------------

     The tax effects of differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2001 and 2000 are presented in the following table:

In thousands                                                                             2001         2000
Deferred tax assets:
     Developer deposits for extension agreements and contributions
         in aid of construction                                                       $41,531      $40,458
     Federal benefit of state tax deductions                                            5,744        5,648
     Book plant cost reduction for future deferred ITC amortization                     1,703        1,765
     Insurance loss provisions                                                            537          632
     Pension plan                                                                         938          736
     Other                                                                                868        4,860
                                                                                      --------------------
Total deferred tax assets                                                              51,321       54,099
                                                                                      --------------------

Deferred tax liabilities:
     Utility plant, principally due to depreciation differences                        79,348       78,894
     Premium on early retirement of bonds                                                 789          825
                                                                                      --------------------
Total deferred tax liabilities                                                         80,137       79,719
                                                                                      --------------------
     Net deferred tax liabilities                                                     $28,816      $25,620
                                                                                      --------------------

     A valuation allowance was not required during 2001 and 2000. Based on historic taxable income and future taxable income projections over the period in which the deferred assets are deductible, management believes it is more likely than not that the Company will realize the benefits of the deductible differences.

NOTE 10. EMPLOYEE BENEFIT PLANS

Pension Plan: The Company provides a qualified defined benefit, non-contributory pension plan for substantially all employees. The cost of the plan was charged to expense and utility plant. The Company makes annual contributions to fund the amounts accrued for pension cost. Plan assets are invested in mutual funds, bonds and short-term investment accounts. The data below includes the unfunded, non-qualified, supplemental executive retirement plan.

     Benefits earned by Dominguez employees under the Dominguez pension plan were frozen as of the merger date and future pension benefits to those employees will be provided under the Company pension plan. The Dominguez plan was fully funded and additional contributions to the plan could not be funded, although plan annual expense was recorded. At the merger date, the Dominguez plan was curtailed. As a result of the curtailment, accrued pension liability of $1,218,000 that had been expensed by Dominguez in prior years was reversed by the Company in 2000. The amount was offset against other operations expense.

Savings Plan: The Company sponsors a 401(k) qualified, defined contribution savings plan that allowed participants to contribute up to 18% of pre-tax compensation in 2001 and 2000, and 15% in 1999. The Company matches fifty cents for each dollar contributed by the employee up to a maximum Company match of 4%. Company contributions were $1,425,000, $1,298,000, and $1,126,000, for the years 2001,
2000 and 1999.

Other Postretirement Plans: The Company provides substantially all active employees with medical, dental and vision benefits through a self-insured plan. Employees retiring at or after age 58 with 10 or more years of service are offered, along with their spouses and dependents, continued participation in the plan by payment of a premium. Retired employees are also provided with a $5,000 life insurance benefit. Plan assets are invested in mutual funds, short-term money market instruments and commercial paper.

     The Company records the costs of postretirement benefits during the employees' years of active service. The Commissions have issued decisions that authorize rate recovery of tax deductible funding of postretirement benefits and permit recording of a regulatory asset for the portion of costs that will be recoverable in future rates.

     The following table reconciles the funded status of the plans with the accrued pension liability and the net postretirement benefit liability as of December 31, 2001 and 2000:

                                                           Pension Benefits                Other Benefits
                                                           ----------------                --------------
In thousands                                             2001            2000            2001            2000
Change in benefit obligation:
Beginning of year                                    $ 59,098        $ 55,692        $ 12,052        $ 10,195
Service cost                                            2,786           2,846             625             544
Interest cost                                           4,333           4,079             858             790
Assumption change                                       1,326             825           1,943             394
Plan amendment                                             11           1,215              --              --
Experience (gain) or loss                               2,289             (34)             15             558
Curtailment gain                                           --          (1,347)             --              --
Benefits paid                                          (9,484)         (4,178)           (785)           (429)
                                                     --------------------------------------------------------
End of year                                          $ 60,359        $ 59,098        $ 14,708        $ 12,052
                                                     --------------------------------------------------------

Change in plan assets:
Fair value of plan assets at beginning of year       $ 63,648        $ 61,008        $  2,067        $  1,561
Actual return on plan assets                            1,356           3,140             237             228
Employer contributions                                  1,820           3,678             781             707
Retiree contributions                                      --              --             415             370
Benefits paid                                          (9,484)         (4,178)         (1,201)           (799)
                                                     --------------------------------------------------------
Fair value of plan assets at end of year             $ 57,340        $ 63,648        $  2,299        $  2,067
                                                     --------------------------------------------------------

Funded status                                        $ (3,019)       $  4,550        $(12,408)       $ (9,985)
Unrecognized actuarial (gain) or loss                  (6,191)        (13,534)          3,339           1,422
Unrecognized prior service cost                         4,525           5,279             817             888
Unrecognized transition obligation                         --              --           3,321           3,597
Unrecognized net initial asset                             --             228            (276)           (276)
                                                     --------------------------------------------------------
Net amount recognized                                $ (4,685)       $ (3,477)       $ (5,207)       $ (4,354)
                                                     --------------------------------------------------------

     Amounts recognized on the balance sheet consist of:

                                                           Pension Benefits                Other Benefits
                                                           ----------------                --------------
                                                         2001            2000            2001            2000
Accrued benefit costs                                $ (4,685)       $ (3,477)       $ (5,207)       $ (4,354)
Additional minimum liability                           (1,396)         (1,363)             --              --
Intangible asset                                          580             877              --              --
Accumulated other comprehensive loss                      816             486              --              --
                                                     --------------------------------------------------------
Net amount recognized                                $ (4,685)       $ (3,477)       $ (5,207)       $ (4,354)
                                                     --------------------------------------------------------

                                                           Pension Benefits                Other Benefits
                                                           ----------------                --------------
                                                         2001            2000            2001            2000
Weighted average assumptions as of December 31:
     Discount rate                                       7.00%           7.25%           7.00%           7.25%
     Long-term rate of return on plan assets             8.00%           8.00%           8.00%           8.00%
     Rate of compensation increases                      4.25%           4.50%             --              --

     Net periodic benefit costs for the pension and other postretirement plans for the years ending December 31, 2001, 2000 and 1999 included the following components:

                                                Pension Benefits                          Other Benefits
                                    -----------------------------------------------------------------------------
In thousands                           2001          2000          1999          2001          2000          1999
Service cost                        $ 2,786       $ 2,846       $ 2,899       $   625       $   544       $   498
Interest cost                         4,333         4,079         3,894           858           790           689
Expected return on plan assets       (4,946)       (4,498)       (4,450)         (212)         (152)         (144)
Net amortization and deferral           855           486           871           363           357           401
                                    -----------------------------------------------------------------------------
Net periodic benefit cost           $ 3,028       $ 2,913       $ 3,214       $ 1,634       $ 1,539       $ 1,444
                                    -----------------------------------------------------------------------------

     Postretirement benefit expense recorded in 2001, 2000, and 1999 was $885,000, $781,000, and $1,064,000, respectively. $4,186,000, which is recoverable through future customer rates, is recorded as a regulatory asset. The Company intends to make annual contributions to the plan up to the amount deductible for tax purposes.

     For 2001 measurement purposes, the Company assumed an 8% annual rate of increase in the per capita cost of covered benefits with the rate decreasing 1% per year to a long-term annual rate of 5% per year after three years. The health care cost trend rate assumption has a significant effect on the amounts reported. A one-percentage point change in assumed health care cost trends is estimated to have the following effect:

In thousands                                               Increase     Decrease

Effect on total service and interest costs                  $   278    $   (220)
Effect on accumulated postretirement benefit obligation       2,350      (1,904)

NOTE 11. STOCK-BASED COMPENSATION PLANS

At the Company's 2000 annual meeting, stockholders approved a Long-Term Incentive Plan that allows granting of nonqualified stock options, performance shares and dividend units. Under the plan, a total of 1,500,000 common shares are authorized for option grants. Options are granted at an exercise price that is not less than the per share common stock market price on the date of grant. The options vest at a 25% rate on their anniversary date over their first four years and are exercisable over a ten-year period. At December 31, 2001, 11,875 options were vested.

     Certain key Dominguez executives participated in the Dominguez 1997 Stock Incentive Plan that was terminated at the time Dominguez merged with the Company. The plan provided that in the event of a merger of Dominguez into another entity, granted but unexercised stock options issued became exercisable. Prior to the Merger, all outstanding Dominguez options were exercised and converted into Dominguez shares, and subsequently converted to 52,357 shares of Company common stock.

     Under SFAS No. 123, "Accounting for Stock-Based Compensation," the Company elected to apply the provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, no compensation cost has been recognized in the consolidated financial statements for stock options that have been granted. If the Company had elected to adopt the optional recognition provisions of SFAS No. 123 for its stock option plans, basic and diluted earnings per share would be unchanged from the amounts reported, except for 2000 diluted earnings per share which was reported as $1.31, but on a pro forma basis would be $1.30. Net income for the years ended December 31, 2001, 2000 and 1999 would be as presented in the following table:

In thousands                       2001             2000              1999

As reported                     $14,965          $19,963           $21,971
Pro forma                        14,898           19,939            21,937

     The fair value of stock options used to compute pro forma net income and earnings per share disclosures is the estimated fair value at grant date using the Black-Scholes option-pricing model with the following assumptions:

                                     2001             2000              1999

Expected dividend                    4.3%             4.3%              4.3%
Expected volatility                 30.4%            22.0%             22.6%
Risk-free interest rate              4.6%             4.9%              6.2%
Expected holding period in years      5.0              5.0              10.0

     The following table summarizes the activity for the stock option plans:

                                                        Weighted          Weighted                    Weighted
                                                         Average           Average                     Average
                                                        Exercise         Remaining        Options         Fair
                                             Shares        Price  Contractual Life    Exercisable        Value
Outstanding at December 31, 1998             56,221       $23.38                --          8,901           --
Exercised                                   (3,864)        22.54
                                           -------
Outstanding at December 31, 1999             52,357        23.45                --         19,092           --
Granted                                      53,500        23.06                                         $3.74
Exercised                                  (52,357)        23.45
                                           --------
Outstanding at December 31, 2000             53,500        23.06               9.5             --           --
Granted                                      58,000        25.94                                          5.65
Cancelled                                  (12,000)        24.50
                                           --------
Outstanding at December 31, 2001             99,500        24.57               8.8         11,875           --
                                           --------

NOTE 12. FAIR VALUE OF FINANCIAL INSTRUMENTS

For those financial instruments for which it is practicable to estimate a fair value, the following methods and assumptions were used. For cash equivalents, the carrying amount approximates fair value because of the short-term maturity of the instruments. The fair value of the Company's long-term debt including current installments is estimated at $214,046,000 as of December 31, 2001, and $199,890,000 as of December 31, 2000, using a discounted cash flow analysis, based on the current rates available to the Company for debt of similar maturities. The fair value of advances for construction contracts is estimated at $32,000,000 as of December 31, 2001 and $27,000,000 as of December 31, 2000,
based on data provided by brokers.

NOTE 13. COMMITMENTS

The Company leases office facilities in many of its operating districts. The total paid and charged to operations for such leases was $720,000 in 2001, $760,000 in 2000, and $663,000 in 1999. Payments under the lease commitments over the succeeding five years 2002 through 2006 are estimated to be $750,000, $780,000, $830,000, $867,000 and $911,000. Over the 20-year period through 2022, payments under lease commitments, assuming renewal of existing or replacement leases, is estimated to be $21,000,000.

     The Company has long-term contracts with two wholesale water suppliers that require the Company to purchase minimum annual water quantities. Purchases are priced at the suppliers' then current wholesale water rate. The Company operates to purchase sufficient water to equal or exceed the minimum quantities under both contracts. The total paid under the contracts was $6,208,000 in 2001, $5,400,000 in 2000 and $4,766,000 in 1999. The estimated payments under the contracts for the five years 2002 through 2006 are estimated to be $7,000,000, $7,280,000, $7,571,000, $7,874,000 and $8,190,000.

     The water supply contract with Stockton East Water District (SEWD) requires a fixed, annual payment and does not vary with the quantity of water delivered by the district. Because of the fixed price arrangement, the Company operates to receive as much water as possible from SEWD in order to minimize the cost of operating wells to supplement SEWD deliveries. The total paid under the contract was $3,496,000 in 2001, $3,269,000 in 2000 and $3,086,000 in 1999. Pricing under the contract varies annually. For 2002, the estimated payment is $3,198,000.

     The Company has committed $7.6 million of its $10 million bank credit line to a contractor for construction of a new operation facility. At December 31, 2001, $6.3 million had been drawn to acquire land and construct the facility. The amount drawn on the credit line is an obligation of the contractor, but guaranteed by the Company. The new facility is pledged to the Company as security for the guarantee. The Company occupied the new facility in January 2002 on a month-to-month rent basis. The Company expects to exchange surplus real property for the new facility on a tax-free basis after mid-year 2002 at which time the contractor will repay the construction loan and the Company's commitment would be extinguished.

NOTE 14. QUARTERLY FINANCIAL DATA (UNAUDITED)

The Company's common stock is traded on the New York Stock Exchange under the symbol "CWT." Quarterly dividends have been paid on common stock for 228 consecutive quarters and the quarterly rate has been increased each year since 1968.

2001 - in thousands except per share amounts                 First        Second        Third       Fourth
Operating revenue                                          $47,008       $66,958      $76,310      $56,544
Net operating income                                         3,792         8,050        9,517        3,792
Net income                                                     221         5,764        5,920        3,060
Diluted earnings per share                                     .01           .37          .39          .20
Common stock market price range:
     High                                                    28.60         27.70        27.00        27.50
     Low                                                     23.38         24.10        23.77        24.00
Dividends paid                                              .27875        .27875       .27875       .27875

2000 - in thousands except per share amounts                 First        Second        Third       Fourth
Operating revenue                                          $46,694       $65,966      $76,580      $55,566
Net operating income                                         4,902         8,977       12,782        6,535
Net income                                                   1,533         5,753        9,205        3,472
Diluted earnings per share                                     .10           .38          .60          .23
Common stock market price range:
     High                                                    31.38         26.75        26.88        27.81
     Low                                                     22.25         21.50        22.50        24.88
Dividends paid                                                .275          .275         .275         .275

Independent Auditors' Report

THE BOARD OF DIRECTORS
CALIFORNIA WATER SERVICE GROUP:

We have audited the accompanying consolidated balance sheet of California Water Service Group and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, common stockholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     The consolidated financial statements of California Water Service Group for the year ended December 31, 1999, have been restated to reflect the pooling-of-interests transaction with Dominguez Services Corporation and subsidiaries as described in Note 3 to the consolidated financial statements. We did not audit the consolidated financial statements of Dominguez Services Corporation and subsidiaries, which financial statements reflect total revenue constituting 12.1 percent of the related consolidated total as of December 31, 1999. Those financial statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Dominguez Services Corporation and subsidiaries for the year ended December 31, 1999, is based solely on the report of the other auditors.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.

     In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of California Water Service Group and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

                                                        KPMG LLP

Mountain View, California
January 30, 2002


62