Form 10-Q
period 2002-03-31
CALIFORNIA WATER SERVICE GROUP
filed 2002-05-14
CIK 1035201

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

X        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
--       EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002
                               --------------
                                            OR
         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from___________________ to ______________

Commission file number     1-13883
                       --------------------------------------------

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X    No
                                       ---

APPLICABLE ONLY TO ISSURES INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court. Yes    No
                         ---     ---

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common shares outstanding as of April 30, 2002 - 15,182,046. This form 10-Q contains a total of 15 pages.

PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements

         The financial information presented in this 10Q filing has been prepared by management and has not been audited.

CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATED BALANCE SHEET

(In thousands, except per share data)                    March 31,  December 31,
                                                           2002         2001
                                                           ----         ----
ASSETS
Utility plant:
        Utility plant                                    $ 919,735   $ 909,658
        Less accumulated depreciation and amortization     290,443     285,316
                                                         ---------   ---------
              Net utility plant                            629,292     624,342
                                                         ---------   ---------

Current assets:
        Cash and cash equivalents                            1,195         953
        Receivables                                         22,703      22,800
        Unbilled revenue                                     7,427       7,291
        Materials and supplies at average cost               2,396       2,147
        Taxes and other prepaid expenses                     6,156       7,224
                                                         ---------   ---------
              Total current assets                          39,877      40,415
                                                         ---------   ---------

Other assets:
        Regulatory assets                                   39,097      38,893
        Other assets                                         7,593       6,564
                                                         ---------   ---------
              Total other assets                            46,690      45,457
                                                         ---------   ---------
                                                         $ 715,859   $ 710,214
                                                         =========   =========

CAPITALIZATION AND LIABILITIES
Capitalization:
        Common stock, $.01 par value                     $     152   $     152
        Additional paid-in capital                          49,984      49,984
        Retained earnings                                  144,938     147,299
        Accumulated other comprehensive loss                  (816)       (816)
                                                         ---------   ---------
              Total common stockholders' equity            194,258     196,619
        Preferred stock                                      3,475       3,475
        Long-term debt, less current maturities            202,135     202,600
                                                         ---------   ---------
              Total capitalization                         399,868     402,694
                                                         ---------   ---------

Current liabilities:
        Current maturities of long-term debt                 5,381       5,381
        Short-term borrowings                               29,500      22,000
        Accounts payable                                    21,458      24,032
        Accrued expenses and other liabilities              30,036      27,576
                                                         ---------   ---------
              Total current liabilities                     86,375      78,989

Unamortized investment tax credits                           2,882       2,882
Deferred income taxes                                       29,012      28,816
Regulatory and other liabilities                            20,654      20,680
Advances for construction                                  107,199     106,657
Contributions in aid of construction                        69,869      69,496
Commitments
                                                         ---------   ---------
                                                         $ 715,859   $ 710,214
                                                         =========   =========

See Notes to Condensed Consolidated Financial Statements

CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATED STATEMENT OF INCOME
(In thousands, except per share data)

For the three months ended:                             March 31,     March 31,
                                                          2002          2001
                                                          ----          ----

Operating revenue                                        $ 51,611     $ 47,008
                                                         --------     --------
Operating expenses:
       Operations                                          34,774       33,119
       Maintenance                                          2,420        2,740
       Depreciation and amortization                        5,394        4,817
       Income taxes                                         1,279          141
       Property and other taxes                             2,463        2,399
                                                         --------     --------
            Total operating expenses                       46,330       43,216
                                                         --------     --------

            Net operating income                            5,281        3,792

Other income and expenses, net                                505          393
                                                         --------     --------
            Income before interest expense                  5,786        4,185
                                                         --------     --------

Interest expense:
       Long-term debt interest                              3,532        3,516
       Other interest                                         326          448
                                                         --------     --------
            Total interest expense                          3,858        3,964
                                                         --------     --------

Net income                                               $  1,928     $    221
                                                         ========     ========

Earnings per share
       Basic                                             $   0.12     $   0.01
                                                         ========     ========
       Diluted                                           $   0.12     $   0.01
                                                         ========     ========
Weighted average shares outstanding
       Basic                                               15,182       15,182
                                                         ========     ========
       Diluted                                             15,337       15,294
                                                         ========     ========
Dividends per share of common stock                      $0.28000     $0.27875
                                                         ========     ========

See Notes to Condensed Consolidated Financial Statements

CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands, except per share data)

For the three months ended:                                    March 31,  March 31,
                                                                 2002       2001
                                                                 ----       ----
Operating activities
     Net income                                                $  1,928   $    221
                                                               --------   --------
     Adjustments to reconcile net income to net cash
       provided by operating activities:
          Depreciation and amortization                           5,394      4,817
          Deferred income taxes, investment tax credits
              regulatory assets and liabilities, net                (34)       240
          Changes in operating assets and liabilities:
              Receivables                                            97      3,223
              Unbilled revenue                                     (136)     1,928
              Accounts payable                                   (2,574)    (2,342)
              Other current assets and liabilities                3,279      2,129
              Other changes, net                                 (1,159)      (546)
                                                               --------   --------
              Net adjustments                                     4,867      9,449
                                                               --------   --------
                    Net cash provided by operating activities     6,795      9,670
                                                               --------   --------
Investing activities:
     Utility plant expenditures                                 (10,733)   (13,405)
                                                               --------   --------
Financing activities:
     Proceeds from short-term borrowings, net of repayments       7,500      3,902
     Proceeds from long-term borrowings, net of repayments         (465)        28
     Advances for construction                                    1,597      2,590
     Refunds of advances for construction                        (1,055)    (1,239)
     Contributions in aid of construction                           892      1,252
     Dividends paid                                              (4,289)    (4,260)
                                                               --------   --------
                    Net cash provided by financing
                       activities                                 4,180      2,273
                                                               --------   --------

Change in cash and cash equivalents                                 242     (1,462)
Cash and cash equivalents at beginning  of period                   953      3,241
                                                               --------   --------
Cash and cash equivalents at end of period                     $  1,195   $  1,779
                                                               ========   ========

See Notes to Condensed Consolidated Financial Statements

                         CALIFORNIA WATER SERVICE GROUP
              Notes to Condensed Consolidated Financial Statements
                                 March 31, 2002

Note 1. Seasonal Business

     Due to the seasonal nature of the water business, the results for interim periods are not indicative of the results for a twelve-month period.

Note 2. Interim Financial Statements

     The interim financial information is unaudited. In the opinion of management, the accompanying financial statements reflect all adjustments that are necessary to provide a fair statement of the results for the periods covered. The adjustments consist only of normal recurring adjustments.

Note 3. Earnings Per Share

     Basic earnings per share is calculated by dividing income available for common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated by dividing income available for common stockholders by the weighted average number of common shares outstanding plus potentially dilutive shares. Income available for common stockholders is determined by subtracting from net income dividends paid on preferred stock which were $38,000 for the quarters ended March 31, 2002 and 2001. The difference between basic and diluted weighted average number of common shares outstanding is the effect of dilutive common stock options outstanding.

         The following schedule reconciles shares used to calculate basic and diluted earnings per share:

                                                        Three Months Ended March 31
                                                        ---------------------------
                                                             2002      2001
                                                             ----      ----
     Shares used to calculate basic earnings per share      15,182    15,182
     Dilutive common stock options outstanding                 155       112
                                                            ------    ------
     Shares used to calculate dilutive earnings per share   15,337    15,294
                                                            ------    ------

         On January 2, 2002, 55,000 new options were granted at an exercise price of $25.15 under the Company's Long Term Incentive Plan. No options were exercised during the first quarter of 2002 or 2001.

Note 4. Significant Accounting Policies

     A summary of significant accounting policies and detailed information regarding the Company's financial statements are included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

Note 5. Lines of Business

     The Company operates primarily in one business segment providing water utility services.

Note 6. New Accounting Standards

     In July 2001, the Financial Accounting Standards Board issued Statement No. 142, "Goodwill and Other Intangible Assets". Statement 142 specifies that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of the statement. Statement 142 also requires that intangible assets with determinable useful lives be amortized over their useful lives to their estimated residual values, and reviewed for impairment. The Company adopted Statement No. 142 on January 1, 2002. Since the Company does not have goodwill or other intangible assets, its adoption did not have a material impact on the financial position or results of operation.

         In August 2001, Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," was issued. The statement sets forth requirements for measuring impairment of a long-lived asset that is defined as the condition that exists when the carrying amount of a long-lived asset exceeds its fair value. The statement also establishes criteria in which an impairment loss must be recognized. The Company adopted Statement No. 144 on January 1, 2002. Its adoption did not have a material impact on the financial position or results of operation.

Item 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

         This Form 10-Q contains forward-looking statements within the meaning established by the Private Securities Litigation Reform Act of 1995 ("Act"). The forward-looking statements are intended to qualify under provisions of the federal securities laws for "safe harbor" treatment established by the Act. Forward-looking statements are based on currently available information, expectations, estimates, assumptions and projections, and management's judgment about the Company, the water utility industry and general economic conditions. Such words as expects, intends, plans, believes, estimates, anticipates, projects or variations of such words or similar expressions are intended to identify forward-looking statements. The forward-looking statements are not guarantees of future performance. Actual results may vary materially from what is contained in a forward-looking statement. Factors which may cause a result different than expected or anticipated include: governmental and regulatory commissions' decisions, changes in regulatory commissions' policies or procedures, the timeliness of regulatory commissions' actions concerning rate relief, new legislation, electric power interruptions, increases in suppliers' prices and the availability of supplies including water and power, changes in environmental compliance requirements, acquisitions, the ability to successfully implement business plans, changes in customer water use patterns and the impact of weather on operating results, especially as it impacts water sales. The Company assumes no obligation to provide public updates of forward-looking statements.

CRITICAL ACCOUNTING POLICIES

         The Company maintains its accounting records in accordance with accounting principles generally accepted in the United States and as directed by the regulatory commissions to which the Company's operations are subject. Management believes that the following accounting policies may involve a higher degree of complexity and judgement.

Revenue Recognition. Revenue from metered customers includes billings to customers based on monthly meter readings plus an estimate of water used between the customer's last meter reading and the end of the accounting period. The unbilled revenue amount is recorded as a current asset on the balance sheet under the caption "Unbilled Revenue." At March 31, 2002, the unbilled amount was $7.4 million and at December 31, 2001 the amount was $7.3 million. The amount recorded as unbilled revenue varies depending on water usage, the number of days between meter reads for each billing cycle, and the number of days between each cycle's meter reading and the end of the accounting cycle.

         Flat rate customers are billed in advance at the beginning of the service period. The revenue is prorated so that the portion of revenue applicable to the current accounting period is included in that period's revenue. The portion related to a subsequent accounting period is recorded as unearned revenue on the balance sheet and recognized as revenue in the subsequent accounting period. The unearned revenue liability was $1.7 million at March 31, 2002 and December 31, 2001. It is included in "accrued expenses and other liabilities" on the balance sheet.

Expense Balancing Accounts. The Company does not record expense balancing accounts in revenue until the California Public Utilities Commission ("CPUC") has authorized a change in customer rates and the customer has been billed. Expense balancing accounts include the amount of suppliers' rate increases charged to the Company for purchased water, purchased power and pump tax expenses that are not included in customer water rates. The cost increases are referred to as "Offsetable Expenses" because under certain circumstances they are recoverable from customers in future rate increases designed to offset the higher costs.

         The Company tracks the cost increases in expense balancing accounts as allowed by the CPUC. During the first quarter of 2002, the uncollected amount in the balancing accounts increased $750,000 to $7,250,000. The increase relates primarily to higher electric costs that have not been billed to customers. To the extent the Company meets the criteria set forth by the CPUC in its interim balancing account recovery procedures, the Company expects to collect the balancing account amounts in future customer billings. The Company is uncertain if it will meet the CPUC's criteria or what portion of the balancing accounts will be recoverable in offset rate increases. Therefore, the Company's accounting policy is not to record the balancing account amounts until they are included in customer billings.

Utility Accounting. Because the Company operates extensively in a regulated business, it is subject to the provisions of Statement of Financial Accounting Standards ("SFAS") No. 71, Accounting for the Effects of Certain Types of Regulation. Regulators establish rates that are expected to permit the recovery of the cost of service and a return on investment. In the event a portion of the Company's operations were no longer subject to the provisions of SFAS No. 71, the Company would be required to write off related regulatory assets and liabilities that are not specifically recoverable and determine if other assets might be impaired. If a regulatory commission determined that a portion of the Company's assets were not recoverable in customer rates, the Company would need to assess if it had suffered an asset impairment that would require a write down in asset valuation.

Income Taxes. Significant judgement by management is required in determining tax provisions. The preparation of consolidated financial statements requires the estimation of income tax expense. The process involves the estimating of actual current tax exposure together with assessing temporary differences resulting from different treatment of certain items, such as depreciation, for tax and financial statement reporting. These differences result in deferred tax assets and liabilities, which are reported in the consolidated balance sheet. The Company must also assess the likelihood that deferred tax assets will be recovered in future taxable income, and to the extent recovery is unlikely, a valuation allowance would be recorded. If a valuation account were required, it could significantly increase income tax expense.


RESULTS OF FIRST QUARTER OPERATIONS

         First quarter net income was $1,928,000, equivalent to $0.12 per common share on a diluted basis compared to the $221,000 or $0.01 per share earned in 2001's first quarter.

         Operating revenue increased $4,603,000 to $51,611,000. A primary factor in the improvement in revenue was warmer and drier weather in the Company's California service areas compared to the first quarter last year. Also contributing to the higher revenue was additional revenue from rate increases and usage by 5,100 new customers that were added since last year. Components of the operating revenue increase are presented in the following table:

         Increased consumption by existing customers             $2,801,000
         Rate increases                                           1,442,000
         Usage by new customers                                     360,000
                                                                 ----------
              Net revenue increase                               $4,603,000
                                                                 ==========

OPERATING EXPENSES

         Total operating expenses were $46,330,000 in 2002 versus $43,216,000 in 2001, a 7% increase.

         Most of the operating expense increase was in water production expenses which consists of purchased water, purchased power and pump taxes. Water production costs represent the largest components of total operating expenses. During the quarter, these costs accounted for 40% of total operating expenses and increased 13% compared to the first quarter last year. During the quarter, well production provided 46% of the water supply, 53% was purchased from wholesale suppliers and 1% was developed through the Company's surface water treatment plants. The components of water production costs and the changes from last year are shown in the table below:

                                                 First Quarter
                                                     2002 Cost            Change
                                                   -----------        ----------
         Purchased water                           $13,890,000        $  876,000
         Purchased power                             3,608,000         1,176,000
         Pump taxes                                    952,000           104,000
                                                   -----------        ----------
              Total                                $18,450,000        $2,156,000
                                                   ===========        ==========

         Purchased water costs increased due to wholesale suppliers' rate increases in six California districts, plus a 9% increase in water purchases that were necessary to supply customer usage. Refunds of $965,000 were received during 2002's first quarter from the

Water Replenishment District of Southern California and credited to reduce purchased water expense. In 2001, $312,000 in credits were received and credited to reduce purchased water expense. Purchased power, which is used to operate pumping equipment, increased due to higher electric rates in effect during the first quarter of 2002. The increase averaged 41%, a 48% increase was in effect for January and 38% during February and March. Purchased power also increased due to a 7% increase in well production to meet customer demand. Pump taxes increased because of the 7% increase in well production.

         Labor rate increases that averaged about 3% were effective on January 1, 2002. However, total payroll charged to operations is equivalent to the amount charged in the first quarter of 2001 because of a reduction in the number of employees and some payroll cost shifting to capital projects in support of the Company's expanded construction budget. During the first quarter of 2001, consultants were used to enhance computer technology systems. That cost has since been substantially reduced. The reduction has assisted in keeping operations expense lower.

         Maintenance expense decreased $320,000 due to a reduction in unscheduled maintenance required at wells, and fewer water main and service line repairs. Scheduled maintenance during 2002 is expected to be in a range similar to the prior year.

         Depreciation expense increased because of a larger investment in depreciable utility plant and an increase in recovery of plant investments recognized in rate proceedings.

         Federal and state income taxes increased $1,138,000 because of higher income.

         Other income, net of expenses, was $505,000 this year and $393,000 in 2001. Non-regulated income from system operating agreements, antenna site leases, contract work performed for others, and several small real estate transactions accounted for the improved results in this area. In April 2002, the Company entered a contract to sell a surplus real estate parcel for $1,750,000. The transaction is expected to close during 2002's second quarter. The pretax gain expected to be realized from the sale is $1.6 million.

         Interest expense declined $106,000. Net long-term interest expense decreased because a larger amount of interest expense was capitalized due to the increase in the Company's capital expenditures on new plant additions. Borrowings under the short-term bank credit agreement during the first quarter this year were higher than in 2001; however, the interest rate on short-term debt is approximately 3.5% compared to a 5.9% rate at the end of the first quarter in 2001. The lower rate has offset the cost of higher borrowings.

REGULATORY MATTERS

         Washington Water Service Company filed a General Rate Case (GRC) application in February 2002. The Washington Utilities and Transportation Commission issued its decision early in April 2002 granting a $1 million increase in annual revenue.

         The California Public Utilities Commission (Commission) is processing the Company's 15 GRC applications that were filed in July 2001. In April 2002, evidentiary hearings were held for issues that had not been resolved between the Company and the

Commission's staff. Decisions on these applications are anticipated near the end of the summer.

         In May 2001, immediately after the Commission authorized substantial electric rate increases for the state's two largest power companies, the Company requested authorization to recover $5.9 million in higher power costs in its California districts. In October 2001, the Commission adopted a resolution implementing its staff's interim recommendation concerning practices and policies that enable water utilities to recover increases in purchased water, purchased power and pump taxes. In 2001, the Company was authorized rate increases in four districts totaling $2.7 million in additional annual revenue. The Company's requests to recover power cost increases in the other California districts will be processed in accordance with the interim policies adopted by the Commission. This means that the amount of higher electric costs incurred up to the date the Commission adopted its new rules will be recovered based on findings of a separate Commission proceeding. No date has been set for the separate proceeding. Higher costs incurred subsequent to the date of the Commission's new rules will be recovered through GRC proceedings. Although the Company is hopeful that it will be authorized to recover the additional expenses, it is unable to predict the timing or amount of such recoveries.

         The Company plans to file GRC applications for seven California districts plus General Office in July 2002. The Commission's staff has indicated that decisions should be expected in late 2003 for these filings.

LIQUIDITY

         Short-term bank borrowings were $29,500,000 at March 31, 2002 and $22,000,000 at December 31, 2001. Additional short-term bank borrowings will be necessary during the second quarter to fund a portion of semiannual long-term debt interest payments due on May 1, 2002 and the second quarter dividend payable on May 20, 2002. Following those payments, the Company expects to generate cash flow from operations to repay a portion of the short-term bank borrowings.

         In April 2002, the Company agreed to issue $20 million of 30-year Series E senior notes at an interest rate of 7.11%. The notes will be funded to the Company by two institutional investors in late May 2002. The funds from this financing will be used to repay short-term bank borrowings.

         The first quarter common dividend was paid on February 22, 2002 at $0.28 per share compared to a quarterly dividend in 2001 of $0.27875. The dividend increase was approved by the Board of Directors at their January 2002 meeting. It represents the 35th consecutive year that the dividend has been increased. Annualized, the 2002 dividend rate is $1.12 per common share compared to $1.115 in 2001. Based on the 12-month earnings per share at March 31, 2002, the dividend payout ratio is 103%. For the full year 2001, the payout ratio was 115%. On a long-term basis, the Company's goal is to achieve a dividend payout ratio of about 60%.

         At their April 24, 2002 meeting, the Board declared the second quarter dividend payable May 20, 2002 to stockholders of record on May 6, 2002. This will be the 230th consecutive quarterly dividend paid by the Company.

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

         Book value per common share was $12.80 at March 31, 2002 and $12.95 at December 31, 2001.

         During the quarter, utility plant expenditures totaled $10,733,000 for additions to and replacements of utility plant. The 2002 Company-funded construction budget is $76,800,000.

WATER SUPPLY

         Based on information from water management agencies and Company developed data, the Company believes that its various sources of water supply are sufficient to meet customer demand for the remainder of the year. Historically, about half of the water source is purchased from wholesale suppliers with the other half pumped from underground wells. A small portion is developed through three local surface treatment plants.

         Storage in state reservoirs was 96% of historic average as of February 28, 2002, and groundwater levels remain adequate. The mountain snowpack has a good water content and is considered adequate to meet the current year's supply needs.

ACCOUNTING PRONOUNCEMENTS

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

MARKET RISK

         The Company does not hold, trade or issue derivative financial instruments and therefore is not exposed to risks these instruments present.

         The Company's market risk to interest rate exposure is limited because the cost of long-term financing and short-term bank borrowings, including interest costs, is covered in consumer water rates as approved by the Commission. The Company does not have foreign operations; therefore, it does not have a foreign currency exchange risk.

         The Company's sensitivity to commodity prices is most affected by changes in purchased water and purchased power costs. Through the Commission's balancing account procedures, increases in purchased water and purchased power costs can generally be passed on to consumers. The Company manages other commodity price exposure through the duration and terms of its vendor contracts.


PART II OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

(a) The annual meeting of stockholders of California Water Service Group was held on April 24, 2002 at the Company's executive office in San Jose, California. As proposed in the 2002 Proxy, the election of directors and confirmation of KPMG LLP to serve as independent auditors for 2002 were approved by stockholders at the meeting.

(b) At the annual stockholders meeting, a Board of Directors to serve for the ensuing year was elected. The following directors were elected as nominated:

                      Douglas M. Brown               Robert W. Foy
                      Edward D. Harris, Jr. M.D.     Richard P. Magnuson
                      Linda R. Meier                 Peter C. Nelson
                      Langdon W. Owen                George A. Vera

(c) Two proposals were voted on at the meeting: (1) election of directors for the ensuing year, and (2) ratification of the selection of KPMG LLP as independent auditors for 2002.

    (1)  Tabulation of the votes for the election of directors was:

                                                       For         Against
                                                       ---         -------
              Douglas M. Brown                      13,248,806     231,230
              Robert W. Foy                         13,226,444     253,593
              Edward D. Harris, Jr. M.D.            13,239,011     241,025
              Richard P. Magnuson                   13,261,742     218,295
              Linda R. Meier                        13,196,425     283,612

              Peter C. Nelson                       12,487,913     992,123
              Langdon W. Owen                       13,253,276     226,760
              George A. Vera                        13,255,534     224,502

    (2) The Directors' selection of KPMG LLP to serve as independent auditors for 2002 was ratified by the stockholders. There were 13,203,713 votes in favor, 194,918 against and 81,404 abstentions.


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

May 2, 2002

                              /s/ Gerald F. Feeney
                                Gerald F. Feeney
                     Vice President, Chief Financial Officer
                                  and Treasurer