Form 10-Q
period 2002-06-30
CALIFORNIA WATER SERVICE GROUP
filed 2002-08-09
CIK 1035201

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

X        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
--       EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002
                               -------------

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes  X   No
                                          ---     ---
APPLICABLE ONLY TO ISSURES INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court. Yes        No
                          ---       ---
APPLICABLE ONLY TO CORPORATE ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE LAST FIVE YEARS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common shares outstanding as of July 31, 2002 - 15,182,046.

PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements

         The financial information presented in this 10Q filing has been prepared by management and has not been audited.

CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATED BALANCE SHEET

(In thousands, except per share data)                    June 30,  December 31,
                                                           2002        2001
                                                        ---------   ---------
ASSETS
Utility plant:
         Utility plant                                  $ 939,619   $ 909,658
         Less accumulated depreciation and amortization   295,824     285,316
                                                        ---------   ---------
                 Net utility plant                        643,795     624,342
                                                        ---------   ---------

Current assets:
         Cash and cash equivalents                          1,185         953
         Receivables                                       28,507      22,800
         Unbilled revenue                                  10,076       7,291
         Materials and supplies at average cost             2,606       2,147
         Taxes and other prepaid expenses                   4,649       7,224
                                                        ---------   ---------
                 Total current assets                      47,023      40,415
                                                        ---------   ---------

Other assets:
         Regulatory assets                                 39,324      38,893
         Other assets                                      10,230       6,564
                                                        ---------   ---------
                 Total other assets                        49,554      45,457
                                                        ---------   ---------
                                                        $ 740,372   $ 710,214
                                                        =========   =========
CAPITALIZATION AND LIABILITIES
Capitalization:
         Common stock, $.01 par value                   $     152   $     152
         Additional paid-in capital                        49,984      49,984
         Retained earnings                                147,267     147,299
         Accumulated other comprehensive loss                (816)       (816)
                                                        ---------   ---------
                 Total common stockholders' equity        196,587     196,619
         Preferred stock                                    3,475       3,475
         Long-term debt, less current maturities          222,290     202,600
                                                        ---------   ---------
                 Total capitalization                     422,352     402,694
                                                        ---------   ---------

Current liabilities:
         Current maturities of long-term debt               5,381       5,381
         Short-term borrowings                             24,000      22,000
         Accounts payable                                  27,242      24,032
         Accrued expenses and other liabilities            25,729      27,576
                                                        ---------   ---------
                 Total current liabilities                 82,352      78,989

Unamortized investment tax credits                          2,882       2,882
Deferred income taxes                                      31,252      28,816
Regulatory and other liabilities                           20,656      20,680
Advances for construction                                 108,956     106,657
Contributions in aid of construction                       71,922      69,496
Commitments
                                                        ---------   ---------
                                                        $ 740,372   $ 710,214
                                                        =========   =========

See Notes to Condensed Consolidated Financial Statements

CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATED STATEMENT OF INCOME
(In thousands, except per share data)

For the three months ended:                                  June 30,   June 30,
                                                               2002       2001
                                                             --------   --------

Operating revenue                                            $ 69,183   $ 66,958
                                                             --------   --------
Operating expenses:
        Operations                                             45,436     44,733
        Maintenance                                             2,935      3,106
        Depreciation and amortization                           5,389      4,777
        Income taxes                                            4,573      3,790
        Property and other taxes                                2,551      2,502
                                                             --------   --------
              Total operating expenses                         60,884     58,908
                                                             --------   --------

              Net operating income                              8,299      8,050

Other income and expenses
        Other income, net                                         614        632
        Gain on the sale of non-utility assets+B60              1,922      1,177
                                                             --------   --------
                                                                2,536      1,809
                                                             --------   --------
              Income before interest expense                   10,835      9,859
                                                             --------   --------
Interest expense:
        Long-term debt interest                                 3,837      3,509
        Other interest                                            380        586
                                                             --------   --------
              Total interest expense                            4,217      4,095
                                                             --------   --------
Net income                                                   $  6,618   $  5,764
                                                             ========   ========

Earnings per share
        Basic                                                $   0.43   $   0.38
                                                             ========   ========
        Diluted                                              $   0.43   $   0.37
                                                             ========   ========
Weighted average shares outstanding
        Basic                                                  15,182     15,182
                                                             ========   ========
        Diluted                                                15,185     15,193
                                                             ========   ========
Dividends per share of common stock                          $0.28000   $0.27875
                                                             ========   ========

See Notes to Condensed Consolidated Financial Statements

CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATED STATEMENT OF INCOME
(In thousands, except per share data)

For the six months ended:                                   June 30,    June 30,
                                                              2002        2001
                                                            --------    --------

Operating revenue                                           $120,794    $113,966
                                                            --------    --------
Operating expenses:
        Operations                                            80,210      77,853
        Maintenance                                            5,355       5,845
        Depreciation and amortization                         10,783       9,593
        Income taxes                                           5,852       3,932
        Property and other taxes                               5,014       4,901
                                                            --------    --------
              Total operating expenses                       107,214     102,124
                                                            --------    --------

              Net operating income                            13,580      11,842

Other income and expenses
        Other income, net                                      1,067         926
        Gain on the sale of non-utility assets                 1,974       1,276
                                                            --------    --------
                                                               3,041       2,202
                                                            --------    --------

              Income before interest expense                  16,621      14,044
                                                            --------    --------
Interest expense:
        Long-term debt interest                                7,368       7,026
        Other interest                                           706       1,033
                                                            --------    --------
              Total interest expense                           8,074       8,059
                                                            --------    --------

Net income                                                  $  8,547    $  5,985
                                                            ========    ========
Earnings per share
        Basic                                               $   0.56    $   0.39
                                                            ========    ========
        Diluted                                             $   0.56    $   0.39
                                                            ========    ========
Weighted average shares outstanding
        Basic                                                 15,182      15,182
                                                            ========    ========
        Diluted                                               15,185      15,187
                                                            ========    ========
Dividends per share of common stock                         $0.56000    $0.55750
                                                            ========    ========

See Notes to Condensed Consolidated Financial Statements

CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)

For the six months ended:                                           June 30,  June 30,
                                                                     2002       2001
                                                                   --------   --------
Operating activities
      Net income                                                   $  8,547   $  5,985
                                                                   --------   --------
      Adjustments to reconcile net income to net cash
        provided by operating activities:
            Depreciation and amortization                            10,783      9,593
            Deferred income taxes, investment tax credits
                  regulatory assets and liabilities, net              1,981        271
            Gain on sale of non-utility assets                       (1,974)    (1,276)
            Changes in operating assets and liabilities:
                  Receivables                                        (5,707)    (6,060)
                  Unbilled revenue                                   (2,785)    (1,790)
                  Taxes and other prepaid expenses                    2,575        734
                  Accounts payable                                    3,210      3,234
                  Other current assets and liabilities               (2,306)      (341)
                  Other changes, net                                 (1,797)    (1,332)
                                                                   --------   --------
                        Net adjustments                               3,980      3,033
                                                                   --------   --------
                        Net cash provided by operating activities    12,527      9,018
                                                                   --------   --------
Investing activities:
      Utility plant expenditures                                    (31,275)   (27,245)
      Deposit for acquisition of Rio Grande Utilities Corp.          (2,300)      --
      Proceeds from sale of non-utility assets                        2,095      1,345
                                                                   --------   --------
                        Net cash used by investing activities       (31,480)   (25,900)
                                                                   --------   --------
Financing activities:
      Net short-term borrowings                                       2,000     17,402
      Proceeds from long-term debt                                   20,000       --
      Advances for construction                                       4,352      4,542
      Refunds of advances for construction                           (2,053)    (1,749)
      Contributions in aid of construction                            3,465      3,023
      Dividends paid                                                 (8,579)    (8,530)
                                                                   --------   --------
                        Net cash provided by financing
                           activities                                19,185     14,688
                                                                   --------   --------

Change in cash and cash equivalents                                     232     (2,194)
Cash and cash equivalents at beginning of period                        953      3,241
                                                                   --------   --------
Cash and cash equivalents at end of period                         $  1,185   $  1,047
                                                                   ========   ========

See Notes to Condensed Consolidated Financial Statements

                         CALIFORNIA WATER SERVICE GROUP
              Notes to Condensed Consolidated Financial Statements
                                  June 30, 2002


Note 1.   Seasonal Business

     Due to the seasonal nature of the water business, the results for interim periods are not indicative of the results for a twelve-month period. Revenue and income are generally higher in the warm, dry summer months when water usage and sales are greater. Revenue and income are lower in the winter months when cooler temperatures and rainfall curtail water usage and sales.

Note 2.   Interim Financial Statements

     The interim financial information is unaudited. In the opinion of management, the accompanying financial statements reflect all adjustments that are necessary to provide a fair statement of the results for the periods covered. The adjustments consist only of normal recurring adjustments.

Note 3. Earnings Per Share

     Basic earnings per share is calculated by dividing income available for common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated by dividing income available for common stockholders by the weighted average number of common shares outstanding including potentially dilutive shares as determined by application of the Treasury Stock method. Income available for common stockholders is determined by subtracting from net income dividends paid on preferred stock which were $38,000 for the quarters ended June 30, 2002 and 2001. For the six months ended June 30, 2002 and 2001, preferred dividends were $76,000. The difference between basic and diluted weighted average number of common shares outstanding is the effect of dilutive common stock options outstanding.

         On January 2, 2002, 55,000 new options were granted at an exercise price of $25.15 under the Company's Long Term Incentive Plan. No options were exercised during the first six months of 2002 or 2001.

         Common stock options to purchase 107,000 and 56,000 shares for the quarters ended June 30, 2002 and 2001, respectively, were excluded from the diluted per share calculation due to their anti-dilutive effect. For the six months ended June 30, 2002 and 2001, common stock options to purchase 107,000 shares in each period were excluded from the dilutive per share calculation due to their anti-dilutive effect.

     Shares used in the basic and dilutive earnings per share calculations for the three months ending June 30, 2002 were:

                                                                 In Thousands
                                                               2002       2001
                                                               ----       ----
     Shares used to calculate basic earnings per share        15,182     15,182
     Dilutive common stock options outstanding                     3         11
                                                             -------    -------
     Shares used to calculate dilutive earnings per share     15,185     15,193
                                                             -------    -------

     Shares used in the basic and dilutive earnings per share calculations for the six months ending June 30, 2002 were:

                                                                In Thousands
                                                              2002        2001
                                                              ----        ----
     Shares used to calculate basic earnings per share       15,182      15,182
     Dilutive common stock options outstanding                    3           5
                                                            -------     -------
     Shares used to calculate dilutive earnings per share    15,185      15,187
                                                            -------     -------

Note 4.   Significant Accounting Policies

     A summary of significant accounting policies and detailed information regarding the Company's financial statements are included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

Note 5. Lines of Business

     The Company operates primarily in one business segment providing water utility services.

Note 6.  New Accounting Standards

     In July 2001, the Financial Accounting Standards Board issued Statement No. 142, "Goodwill and Other Intangible Assets". Statement 142 specifies that goodwill and intangible assets with indefinite useful lives will no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of the statement. Statement 142 also requires that intangible assets with determinable useful lives be amortized over their useful lives to their estimated residual values, and reviewed for impairment. The Company adopted Statement No. 142 on January 1, 2002. Since the Company does not have goodwill or other intangible assets subject to Statement No. 142, its adoption did not have a material impact on the financial position or results of operation.

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

Note 7.  Issuance of Long-term Debt

     In May 2002, the Company completed the issue of the $20 million, 7.11%, 30-year Series E Senior Notes. The notes were issued to two institutional investors under an exemption from registration in Section 4(2) of the Securities Act of 1933 ("Securities Act").

Note 8.  Acquisition - Subsequent Events

     On July 1, 2002, after receiving state regulatory approval, the Company acquired the assets of Rio Grande Utility Corporation (Rio Grande) through its wholly-owned subsidiary, New Mexico Water Service Company ("NMWSC"). The purchase includes the water and wastewater assets of Rio Grande, which serves 2,265 water and 1,600 sewer customers in unincorporated areas of Valencia County, New Mexico, located 30 miles south of Albuquerque. The purchase price was $2,300,000 in cash, plus assumption of $3,100,000 in outstanding debt. Rate base for the system is approximately $5,400,000.

         In June 2002, NMWSC signed an agreement to purchase National Utilities Corporation for approximately $700,000. National Utilities serves 1,600 water customers and had 2001 revenue of $575,000 and total assets of $1,425,000. Its net utility plant in service at December 31, 2001 was $1,143,000. The purchase is subject to the approval of the New Mexico Public Regulation Commission which is expected in the first quarter of 2003.

         In August 2002, the Company agreed to acquire the Kaanapali Water Corporation ("KWC") for $7.7 million in cash. KWC provides water utility services to 500 customers in Maui, Hawaii. It had 2001 revenues of $3.3 million, and has net plant of approximately $7.3 million and current assets of $0.4 million. The acquisition is subject to approval of the Hawaii Public Utilities Commission which is expected in mid-2003.

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


CRITICAL ACCOUNTING POLICIES

         The Company maintains its accounting records in accordance with accounting principles generally accepted in the United States of America and as directed by the regulatory commissions to which the Company's operations are subject. Management believes that the following accounting policies may involve a higher degree of complexity and judgement and the use of different judgements or different assumptions on which judgements are based can cause a material change in the Company's results of operations and financial condition.

Revenue Recognition. Revenue from metered customers includes billings to customers based on monthly meter readings plus an estimate of water used between the customer's last meter reading and the end of the accounting period. The unbilled revenue amount is recorded as a current asset on the balance sheet under the caption "Unbilled Revenue." At June 30, 2002, the unbilled amount was $10.1 million and at December 31, 2001 the amount was $7.3 million. The amount recorded as unbilled revenue varies depending on water usage, the number of days between meter reads for each billing cycle, and the number of days between each cycle's meter reading and the end of the accounting cycle. The amount is generally higher during the summer months when water sales are higher.

         Flat rate customers are billed in advance at the beginning of the service period. The revenue is prorated so that the portion of revenue applicable to the current accounting period is included in that period's revenue. The portion related to a subsequent accounting period is recorded as unearned revenue on the balance sheet and recognized as revenue when earned in the subsequent accounting period. The unearned revenue liability was $1.7 million at June 30, 2002 and December 31, 2001. It is included in "accrued expenses and other liabilities" on the balance sheet.

Expense Balancing and Memorandum Accounts. Expense balancing and memorandum accounts reflect rate increases charged to the Company by suppliers for purchased water and purchased power, and pump tax increases that are not included in customer water rates. The Company does not record expense balancing or memorandum accounts in revenue, nor record a receivable until the California Public Utilities Commission ("CPUC") has authorized a change in customer rates and the customer has been billed. The cost increases tracked in expense balancing and memorandum accounts are referred to as "Offsetable Expenses" because under certain circumstances they are recoverable from customers in future rate increases designed to offset the higher costs.

         In October 2001, the CPUC adopted a resolution implementing its staff's interim recommendation concerning practices and policies that enable water utilities to recover cost increases in purchased water, purchased power and pump taxes costs. The interim recommendation requires that future Company requests to recover offsetable expenses will be processed only if an operating district has filed a General Rate Case ("GRC") application within a three-year period and the district is not earning more than its authorized rate of return on a forward-looking, pro-forma basis. Neither of these requirements applied to offset rate increases prior to adoption of the resolution. The CPUC also directed its staff to open a proceeding to evaluate offsetable expense recovery practices and policies, and recommend permanent revisions. At this time, hearings to evaluate the interim recommendation have not been scheduled.

         Historically, offset rate increases enabled water utilities to recover as a pass-through cost increases for offsetable expenses that were not anticipated when customer rates were established and were beyond the utility's control. Offsetable expenses incurred prior to the CPUC's adoption of the staff's interim recommendation were frozen in the balancing accounts. The Company is authorized to track offsetable expenses incurred after the CPUC's change in policy in regulatory memorandum accounts for potential recovery subject to the CPUC's future determination of appropriate practices and policies. Although the Company is hopeful that it will be authorized to recover the offsetable expenses in both the balancing and memorandum accounts, it is unable to predict the timing or amount of such recoveries. Therefore, because of the uncertainty of collection, the Company's accounting policy is not to record the expense balancing and memorandum account amounts until they are included in customer billings.

         At December 31, 2001, the amount included in these accounts was $6.5 million. At March 31, 2002 the amount was $7.2 million and at June 30, 2002, the amount had increased to $9.2 million. The amounts related primarily to higher electric costs incurred by the Company since 2001 when power rates charged to the Company by electric suppliers, as authorized by the CPUC, increased 48%. Increases in the memorandum accounts are expected to be smaller once current power rates are reflected in customer rates through future GRC decisions.

Utility Accounting. Because the Company operates extensively in a regulated business, it is subject to the provisions of Statement of Financial Accounting Standards ("SFAS") No. 71, "Accounting for the Effects of Certain Types of Regulation." Regulators establish rates that are expected to permit the recovery of the cost of service and a return on investment. In the event a portion of the Company's operations were no longer subject to the provisions of SFAS No. 71, the Company would be required to write off related regulatory assets and liabilities that are not specifically recoverable and determine if other assets might be impaired. If a regulatory commission determined that a portion of the Company's assets were not recoverable in customer rates, the Company would be required to assess if it had suffered an asset impairment that would require a write down in the assets' valuation. There had been no asset impairment at June 30, 2002.

Income Taxes. Significant judgement by management is required in determining the provision for income taxes. The preparation of consolidated financial statements requires the estimation of income tax expense. The process involves the estimating of current tax exposure together with assessing temporary differences resulting from different treatment of certain items, such as depreciation, for tax and financial statement reporting. These differences result in deferred tax assets and liabilities, which are reported in the consolidated balance sheet. The Company must also assess the likelihood that deferred tax assets will be recovered in future taxable income, and to the extent recovery is unlikely, a valuation allowance would be recorded. If a valuation allowance were required, it could significantly increase income tax expense. In management's view, a valuation allowance is not required at June 30, 2002.


RESULTS OF SECOND QUARTER 2002 OPERATIONS

         Second quarter net income was $6,618,000, equivalent to $0.43 per common share on a diluted basis compared to the $5,764,000 or $0.37 per share earned in 2001's second quarter.

Revenue

         Operating revenue increased $2,225,000 or 3% to $69,183,000. Because of cooler weather in this year's second quarter, sales to existing customers were lower. However, revenue from rate increases and usage by 4,400 new customers offset the decline due to usage. Factors that impacted the operating revenue increase are presented in the following table:

         Lower consumption by existing customers         ($544,000)
         Rate increases                                  2,259,000
         Usage by new customers                            510,000
                                                        ----------
              Net revenue increase                      $2,225,000
                                                        ==========

         Revenue from rate increases includes $730,000 for recovery of higher purchased power costs in four of the Company's 20 California districts. Recovery of power costs in the other districts was not allowed by the CPUC, but will be processed in accordance with the CPUC's procedures as described in Critical Accounting Policies section of this report.

Total Operating Expenses

         Total operating expenses were $60,884,000 in 2002 versus $58,908,000 in 2001, a 3% increase.

         Water production expenses, which consists of purchased water, purchased power and pump taxes, represent the largest components of total operating expenses. During the quarter, these costs accounted for 45% of total operating expenses and increased 3% compared to the second quarter last year. During the quarter, well production provided 53% of the water supply, 46% was purchased from wholesale suppliers and 1% was developed through the Company's surface water treatment plants. The components of water production costs and the changes from last year are shown in the table below:

                                                Second Quarter
                                                     2002 Cost           Change
                                                --------------           ------
         Purchased water                           $20,062,000         ($73,000)
         Purchased power                             5,334,000          747,000
         Pump taxes                                  1,845,000           42,000
                                                   -----------         --------
              Total                                $27,241,000         $716,000
                                                   ===========         ========

         Purchased water rates increased due to wholesale suppliers' increases in six California districts. The wholesale water supplier in one district lowered rates. The amount of water purchased declined 3%. Despite the wholesale rate increases, the cost of purchased water declined slightly due to the reduction in the amount of water purchased. Purchased water cost was reduced by credits of $670,000 received in 2002 and $971,000 in 2001.

         Purchased power, which is used to operate pumping equipment, increased 16% due to higher electric rates in effect during the second quarter of 2002. Electric power rates charged to the Company by suppliers increased 38% in May 2001. Through the first half of this year's second quarter, the higher rates resulted in increased purchased power costs. For the remainder of the quarter, rates were equivalent from year-to-year. The Company is not aware of any pending or proposed electric rate increases at this time. About 2% less water was pumped from wells during the quarter.

         Labor rate increases that averaged about 3% were effective on January 1, 2002. However, total payroll charged to operations was 1% less than in the second quarter of 2001 because of a reduction in the number of employees and some payroll cost shifting to capital projects in support of the Company's expanded construction budget. At June 30, 2002 there were 788 employees and at June 30, 2001 there were 808 employees. Consultants were used to enhance computer technology systems during the second quarter of 2001. That cost has since been eliminated, helping to control operations expenses.

         Maintenance expense decreased $171,000 due to a reduction in unscheduled maintenance required at wells, and fewer water main and service line repairs. Scheduled maintenance during 2002 is expected to be in a range similar to the prior year.

         Depreciation expense increased $612,000 because of a larger investment in depreciable utility plant and an increase in recovery of plant investments recognized in rate proceedings.

         Federal and state income taxes increased $783,000 because of higher income including increased gains on the sale of surplus real properties.

Other Income

         Other income and expenses was $2,536,000 compared to $1,809,000 in 2001. During the second quarter 2002, two surplus real estate properties were sold, adding $1,922,000 to other income. During the second quarter of 2001, a real estate sale added $1,177,000 to other income. Other non-regulated income from system operating agreements, antenna site leases and contract work performed for others was $614,000 in this year's second quarter compared to $632,000 in last year's second quarter. The decline resulted from less contract work completed for others. However, the volume of work for the full year is expected to be equivalent to last year. Income from the contract work is recorded when a project is completed.

Interest Expense

         Total interest expense increased $122,000. Long-term debt interest expense increased because of two additional $20 million senior note issues that were outstanding in 2002. Borrowings under the short-term bank credit agreement were higher during the second quarter this year than in 2001. However, the interest rate on short-term debt is approximately 3.1% compared to a 5.9% rate at the end of the second quarter in 2001. The lower interest rate has offset the cost of greater borrowings.


RESULTS OF SIX MONTHS ENDED JUNE 30, 2002

         Net income for the six months ending June 30, 2002 increased $2,562,000 to $8,547,000, equivalent to $0.56 per common share on a diluted basis compared to $0.39 on a diluted basis for the same period last year.

Revenue

         Operating revenue increased $6,828,000 to $120,794,000. The higher revenue was due to increased usage by existing customers, rate increases and revenue from 2,100 new customers added during the period. Water sales in the first quarter exceeded the prior year, but during the second quarter, 2002 sales were lower than last year. The average revenue per customer increased 5% for the six-month period. A breakdown of the net increase in operating revenue is presented in the following table:

         Increased consumption by existing customers           $2,268,000
         Rate increases                                         3,693,000
         Usage by new customers                                   867,000
                                                               ----------
                Net revenue increase                           $6,828,000
                                                               ==========

         The rate increases came from GRCs totaling $1,565,000, step rate increases effective at the start of the year totaling $886,000 and power cost offset rate increases of $1,242,000 that are effective for four districts.

Total Operating Expenses

         Total operating expenses increased 5% over 2001.
         Total water production increased 3%. Water production costs were 7% more than last year and made up 42% of total operating expenses. Well production provided 51% of the supply with 48% purchased from wholesale suppliers and 1% produced through the Company's treatment plants, the same ratios as last year.

         Wholesale water rate increases from six suppliers and increased deliveries of purchased water cause purchased water expense to increase. As a result of power rate increases that became effective in 2001, purchased power expense increased over 20%. For January, electric rates were 48% more than last year, from February through mid-May the rates were 38% higher, and for the remainder of the period to June 30, 2002, the rates were at the same level as in 2001. The Company is not aware of any future power rate increases. The components of water production expense and the changes from last year are shown in the table below:

                                            2002 Cost                Change
                                            ---------                ------
         Purchased water                  $33,952,000               $803,000
         Purchased power                    8,941,000              1,922,000
         Pump taxes                         2,797,000                146,000
                                          -----------             ----------
                  Total                   $45,690,000             $2,871,000
                                          ===========             ==========

         In addition to water production costs, other operations expense categories increased $2,219,000. Payroll and benefits charged to operations were 1% less in 2002 because there were fewer employees on the payroll. As part of the Company's expense control and budget process, consultants who worked on technology projects were curtailed, reducing these expenses.

         Maintenance expenses were lower by $490,000 due to fewer repairs of pumping equipment, wells, water mains and service lines.

         Depreciation and amortization expense increased due to a larger depreciable plant investment on which depreciation expense is calculated and an increase in recovery of plant investments authorized in rate proceedings.

         Federal and state income taxes increased $1,920,000 because of higher taxable income which reflects income tax due on gains of real property sales.

Other Income

         The increase in other income and expenses from $2,202,000 to $3,041,000 was a result of additional property sales in 2002. During 2002, property sales totaled $1,974,000 while in 2001 property sales were $1,276,000. Other income excluding property sales was $1,067,000 in 2002 and $926,000 in the prior year.

Interest Expense

         Overall interest expense reflects a small increase over 2001. Gross long-term interest expense increased $788,000 because two additional $20 million senior note issues were outstanding in 2002. Series D notes were issued in 2001 and Series E was issued near the end of May 2002. Because of the increase in construction expenditures especially on several large, lengthy projects such as the Bakersfield treatment plant, the amount of interest capitalized during 2002 increased by $450,000, reducing interest expense.


REGULATORY MATTERS

         The CPUC is processing the Company's 15 GRC applications that were filed in July 2001. In April 2002, evidentiary hearings were held for issues that had not been resolved between the Company and the CPUC's staff. Decisions on these applications are anticipated near the end of September or early October 2002. Based the outcome of evidentiary hearings and meeting with CPUC staff, the Company estimates that the decisions could add between $10 million and $11 million in annual revenue, however, the decisions must first be approved by the Commissioners. The decisions are expected to authorize a return on equity of 9.7% with an equity capital structure of 51.5%.

         In June 2002, the CPUC authorized the Company to increase rates in its Bakersfield district by $796,000 on an annual basis. This decision was based on an advice letter filing to cover approximately $6 million of construction cost incurred to date for a new water treatment plant.

         The Company filed GRC applications for seven California districts plus General Office in July 2002. The Commission's staff has indicated that decisions should be expected in mid-2003 for these filings.

         Washington Water Service Company filed a General Rate Case (GRC) application in February 2002. The Washington Utilities and Transportation Commission issued its decision early in April 2002 granting a $1 million increase in annual revenue.


LIQUIDITY

         Short-term bank borrowings were $24,000,000 at June 30, 2002 and $22,000,000 at December 31, 2001.

         In May 2002, the Company completed the issue of the $20 million, 7.11%, 30-year Series E Senior Notes. The notes were issued to two institutional investors under an exemption from registration in Section 4(2) of the Securities Act of 1933 ("Securities

Act"). Proceeds from the issue were used to repay outstanding short-term bank borrowings.

         During the third quarter, the Company expects to issue $20 million of Series F Senior Notes under Section 4(2) of the Securities Act of 1933. Terms of the issue have not been finalized. With the proceeds from the Series F notes and cash generated from operations, the Company expects to repay short-term bank borrowings. The senior notes are sold to institutional investors and, therefore, are not registered under the Securities Act.

         The second quarter common dividend was paid on May 20, 2002 at $0.28 per share compared to a quarterly dividend in 2001 of $0.27875. This was the Company's 230th consecutive quarterly dividend. Annualized, the 2002 dividend rate is $1.12 per common share compared to $1.115 in 2001. Based on the 12-month earnings per share at June 30, 2002, the dividend payout ratio is 99%. For the full year 2001, the payout ratio was 115%. On a long-term basis, the Company's goal is to achieve a dividend payout ratio of about 60%.

         At their July 24, 2002 meeting, the Board declared the third quarter dividend payable August 19, 2002 to stockholders of record on August 5, 2002. This will be the 231st consecutive quarterly dividend paid by the Company.

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

         Book value per common share was $12.95 at June 30, 2002 and December 31, 2001.

         During the second quarter, utility plant expenditures totaled $20,934,000, including $15,564,000 of Company funded projects. Expenditures through June 30, 2002 have been $31,275,000, including $25,316,000 of Company funded projects. The 2002 Company-funded construction budget is $76,800,000.


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

ACQUISITIONS

         Rio Grande Utility Corporation.

         On July 1, 2002, after receiving state regulatory approval, the Company acquired the assets of Rio Grande Utility Corporation (Rio Grande) through its wholly-owned subsidiary, New Mexico Water Service Company ("NMWSC"). The purchase includes the water and wastewater assets of Rio Grande, which serves 2,265 water and 1,600 sewer customers in unincorporated areas of Valencia County, New Mexico, located 30 miles south of Albuquerque. The purchase price was $2,300,000 in cash, plus assumption of $3,100,000 in outstanding debt. Rate base for the system is approximately $5,400,000. Its total assets were $9,500,000 at June 30, 2002.

         For 2001, Rio Grande had gross revenue of $1,485,000. Its gross utility plant in service at December 31, 2001 was $12,458,000 and net utility plant in service was $9,153,000. The regulatory decision authorizing the purchase of Rio Grande's assets by NMWSC included an authorization to increase annual water rates by $115,000.

         National Utilities Corporation.

         In June 2002, NMWSC signed an agreement to purchase National Utilities Corporation for approximately $700,000. National Utilities serves 700 water customers located adjacent to the Rio Grande water system and another 900 water customers located 150 miles south of Albuquerque, New Mexico. The purchase will entitle NMWSC to purchase up to 2,000 acre-feet of water annually as required for its operations. The purchase is subject to the approval of the New Mexico Public Regulation Commission. Regulatory approval is expected in the first quarter of 2003.

         National Utilities had 2001 revenue of $575,000 and total assets of $1,425,000. Its net utility plant in service at December 31, 2001 was $1,143,000.

         Kaanapali Water Corporation

         In August  2002,  the  Company  agreed to acquire the  Kaanapali  Water
Corporation ("KWC") for $7.7 million in cash. KWC provides water utility services to 500 customers in Maui, Hawaii, including 10 resorts and eight condominium projects. It posted 2001 revenues of $3.3 million, and has net plant of approximately $7.3 million and current assets of $0.4 million. The transaction is subject to approval of the Hawaii Public Utilities Commission which is expected in mid-2003.


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


PART II OTHER INFORMATION

Item 4.       Submission of Matters to a Vote of Security Holders

         Matters voted on by stockholders at their annual meeting on April 24, 2002 were reported in the first quarter Form 10-Q.

PART II           OTHER INFORMATION

Item 6.       Exhibits and Reports on Form 8-K

(a)      Exhibits required to be filed by Item 601 of Regulation S-K.

None


                                   SIGNATURES

Pursuant to the requirement of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         CALIFORNIA WATER SERVICE GROUP
                         ------------------------------
                                   Registrant

August 2, 2002

                  By:
                              /s/ Gerald F. Feeney
                                Gerald F. Feeney
                     Vice President, Chief Financial Officer
                                  and Treasurer

                                  Exhibit Index

   Exhibit     Description

   2 Asset and Real Estate Property Purchase and Sale Agreement dated November 6, 2000 pertaining to the acquisition of Rio Grande Utility Corporation's water and wastewater assets by New Mexico Water Service Company on July 1, 2002

   4.1 Third Supplement to Note Agreement dated as of May 1, 2002, Pertaining to the issuance of $20,000,000, 7.11% Series E Senior Notes due May 1, 2032

   99.1 Chief Executive Officer certification of financial statements pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
               Section 906 of the Sarbanes-Oxley Act of 2002

   99.2 Chief Financial Officer certification of financial statements pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
               Section 906 of the Sarbanes-Oxley Act of 2002