Form 10-Q
period 2002-09-30
CALIFORNIA WATER SERVICE GROUP
filed 2002-11-12
CIK 1035201

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

                                            OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes |_| No |_|

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common shares outstanding as of October 31, 2002 - 15,182,046.

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

      The financial information presented in this 10Q filing has been prepared by management and has not been audited.

CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATED BALANCE SHEET
(In thousands, except per share data)

                                                               September 30,            December 31,
                                                                   2002                     2001
                                                                ---------                ---------
ASSETS
Utility plant:
       Utility plant                                            $ 973,917                $ 909,658
       Less accumulated depreciation and amortization             300,863                  285,316
                                                                ---------                ---------
            Net utility plant                                     673,054                  624,342
                                                                ---------                ---------

Current assets:
       Cash and cash equivalents                                    2,982                      953
       Receivables                                                 29,855                   22,800
       Unbilled revenue                                            10,887                    7,291
       Materials and supplies at average cost                       2,632                    2,147
       Taxes and other prepaid expenses                             8,831                    7,224
                                                                ---------                ---------
            Total current assets                                   55,187                   40,415
                                                                ---------                ---------

Other assets:
       Regulatory assets                                           39,598                   38,893
       Other assets                                                 8,171                    6,564
                                                                ---------                ---------
            Total other assets                                     47,769                   45,457
                                                                ---------                ---------
                                                                $ 776,010                $ 710,214
                                                                =========                =========

CAPITALIZATION AND LIABILITIES
Capitalization:
       Common stock, $.01 par value                             $     152                $     152
       Additional paid-in capital                                  49,983                   49,984
       Retained earnings                                          150,653                  147,299
       Accumulated other comprehensive loss                          (816)                    (816)
                                                                ---------                ---------
            Total common stockholders' equity                     199,972                  196,619
       Preferred stock                                              3,475                    3,475
       Long-term debt, less current maturities                    241,789                  202,600
                                                                ---------                ---------
            Total capitalization                                  445,236                  402,694
                                                                ---------                ---------

Current liabilities:
       Current maturities of long-term debt                         7,526                    5,381
       Short-term borrowings                                       11,000                   22,000
       Accounts payable                                            29,098                   24,032
       Accrued expenses and other liabilities                      39,851                   27,576
                                                                ---------                ---------
            Total current liabilities                              87,475                   78,989

Unamortized investment tax credits                                  2,882                    2,882
Deferred income taxes                                              31,075                   28,816
Regulatory and other liabilities                                   20,649                   20,680
Advances for construction                                         113,475                  106,657
Contributions in aid of construction                               75,218                   69,496
Commitments
                                                                ---------                ---------
                                                                $ 776,010                $ 710,214
                                                                =========                =========

See Notes to Condensed Consolidated Financial Statements

CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATED STATEMENT OF INCOME
(In thousands, except per share data)

For the three months ended:                             Sept. 30,      Sept. 30,
                                                          2002           2001
                                                        --------       --------

Operating revenue                                        $81,440        $76,310
                                                        --------       --------
Operating expenses:
      Operations                                          54,271         52,924
      Maintenance                                          3,010          2,832
      Depreciation and amortization                        5,263          4,732
      Income taxes                                         5,047          3,915
      Property and other taxes                             2,334          2,390
                                                        --------       --------
          Total operating expenses                        69,925         66,793
                                                        --------       --------

          Net operating income                            11,515          9,517

Other income and expenses, net                               596            420
                                                        --------       --------

          Income before interest expense                  12,111          9,937
                                                        --------       --------

Interest expense:
      Long-term debt interest                              4,149          3,525
      Other interest                                         287            492
                                                        --------       --------
          Total interest expense                           4,436          4,017
                                                        --------       --------

Net income                                               $ 7,675        $ 5,920
                                                        ========       ========

Earnings per share
      Basic                                              $  0.50        $  0.39
                                                        ========       ========
      Diluted                                            $  0.50        $  0.39
                                                        ========       ========
Weighted average shares outstanding
      Basic                                               15,182         15,182
                                                        ========       ========
      Diluted                                             15,185         15,186
                                                        ========       ========
Dividends per share of common stock                     $0.28000       $0.27875
                                                        ========       ========

See Notes to Condensed Consolidated Financial Statements

CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATED STATEMENT OF INCOME
(In thousands, except per share data)

For the nine months ended:                               Sept. 30,     Sept. 30,
                                                           2002          2001
                                                         --------      --------

Operating revenue                                        $202,234      $190,276
                                                         --------      --------
Operating expenses:
      Operations                                          134,481       130,776
      Maintenance                                           8,365         8,678
      Depreciation and amortization                        16,045        14,325
      Income taxes                                         10,898         7,846
      Property and other taxes                              7,349         7,291
                                                         --------      --------
          Total operating expenses                        177,138       168,916
                                                         --------      --------

          Net operating income                             25,096        21,360

Other income and expenses
      Other income, net                                     1,676         1,351
      Gain on the sale of non-utility property              1,961         1,271
                                                         --------      --------
                                                            3,637         2,622
                                                         --------      --------

          Income before interest expense                   28,733        23,982
                                                         --------      --------

Interest expense:
      Long-term debt interest                              11,518        10,551
      Other interest                                          994         1,526
                                                         --------      --------
          Total interest expense                           12,512        12,077
                                                         --------      --------

Net income                                               $ 16,221      $ 11,905
                                                         ========      ========

Earnings per share
      Basic                                              $   1.06      $   0.78
                                                         ========      ========
      Diluted                                            $   1.06      $   0.77
                                                         ========      ========
Weighted average shares outstanding
      Basic                                                15,182        15,182
                                                         ========      ========
      Diluted                                              15,185        15,186
                                                         ========      ========
Dividends per share of common stock                      $0.84000      $0.83625
                                                         ========      ========

See Notes to Condensed Consolidated Financial Statements

CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)

For the nine months ended:                                    Sept. 30,    Sept. 30,
                                                                2002         2001
                                                              --------     --------
Operating activities
     Net income                                               $ 16,221     $ 11,905
                                                              --------     --------
     Adjustments to reconcile net income to net cash
       provided by operating activities:
         Depreciation and amortization                          16,045       14,325
         Deferred income taxes, investment tax credits
             regulatory assets and liabilities, net              1,523        3,168
         Gain on sale of non-utility assets                     (1,961)      (1,271)
         Changes in operating assets and liabilities:
             Receivables                                        (6,866)      (4,846)
             Unbilled revenue                                   (3,596)      (3,169)
             Taxes and other prepaid expenses                   (1,605)      (1,678)
             Accounts payable                                    4,945        5,001
             Other current assets and liabilities               11,790        8,688
             Other changes, net                                 (3,386)      (1,199)
                                                              --------     --------
                 Net adjustments                                16,889       19,019
                                                              --------     --------
                 Net cash provided by operating activities      33,110       30,924
                                                              --------     --------
Investing activities:
     Utility plant expenditures                                (58,915)     (39,263)
     Acquisition of Rio Grande Utility Corporation              (2,300)          --
     Proceeds from sale of non-utility assets                    2,122        1,055
                                                              --------     --------
                 Net cash used by investing activities         (59,093)     (38,208)
                                                              --------     --------

Financing activities:
     Net short-term borrowings                                 (11,000)      (8,598)
     Proceeds from long-term debt                               40,000       20,000
     Advances for construction                                   9,924        4,295
     Refunds of advances for construction                       (3,386)      (3,116)
     Contributions in aid of construction                        5,342        5,286
     Dividends paid                                            (12,868)     (12,801)
                                                              --------     --------
                 Net cash provided by financing
                    activities                                  28,012        5,066
                                                              --------     --------

Change in cash and cash equivalents                              2,029       (2,218)
Cash and cash equivalents at beginning of period                   953        3,241
                                                              --------     --------
Cash and cash equivalents at end of period                       2,982        1,023
                                                              ========     ========

See Notes to Condensed Consolidated Financial Statements

                         CALIFORNIA WATER SERVICE GROUP
              Notes to Condensed Consolidated Financial Statements
                               September 30, 2002

Note 1. Significant Accounting Policies

      A summary of significant accounting policies and detailed information regarding the Company's financial statements is included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

Note 2. Seasonal Business

      Due to the seasonal nature of the water business, the results for interim periods are not indicative of the results for a twelve-month period. Revenue and income are generally higher in the warm, dry summer months when water usage and sales are greater. Revenue and income are lower in the winter months when cooler temperatures and rainfall curtail water usage and sales.

Note 3. Interim Financial Statements

      The interim financial information is unaudited. In the opinion of management, the accompanying financial statements reflect all adjustments that are necessary to provide a fair statement of the results for the periods covered. The adjustments consist only of normal recurring adjustments.

Note 4. Earnings Per Share

      Basic earnings per share is calculated by dividing income available for common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated by dividing income available for common stockholders by the weighted average number of common shares outstanding including potentially dilutive shares as determined by application of the treasury stock method. Income available for common stockholders is determined by subtracting dividends paid on preferred stock, which were $38,000 for the quarters ended September 30, 2002 and 2001, from net income. For the nine months ended September 30, 2002 and 2001, preferred dividends were $115,000. The difference between basic and diluted weighted average number of common shares outstanding is the effect of dilutive common stock options outstanding.

            On January 2, 2002, 55,000 new options were granted at an exercise price of $25.15 under the Company's Long Term Incentive Plan. A total of 154,500 options were outstanding at September 30, 2002. No options were exercised during the first nine months of 2002 or during the year 2001.

            Common stock options to purchase 107,000 shares and 52,000 shares for the quarters ended September 30, 2002 and 2001, respectively, were excluded from the diluted per share calculation due to their anti-dilutive effect. For the nine months ended September 30, 2002 and 2001, common stock options to purchase 107,000 shares and 52,000 shares in the respective periods were excluded from the dilutive per share calculation due to their anti-dilutive effect.

      Shares used in the basic and dilutive earnings per share calculations for the three and nine months ending September 30, 2002 and 2001 were:

                                                                 In Thousands
                                                               -----------------
                                                                2002       2001
                                                               ------     ------
      Shares used to calculate basic earnings per share        15,182     15,182
      Dilutive common stock options outstanding                     3          4
                                                               ------     ------
      Shares used to calculate dilutive earnings per share     15,185     15,186
                                                               ------     ------

Note 5. Lines of Business

      The Company operates primarily in one business segment providing water utility services.

Note 6. New Accounting Standards

      During 2002, the Company adopted two new accounting policies, each of which was based on new requirements issued by the Financial Accounting Standards Board ("FASB").

            In July 2001, the FASB issued Statement No. 142, "Goodwill and Other Intangible Assets". Statement 142 specifies that goodwill and intangible assets with indefinite useful lives will no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of the statement. Statement 142 also requires that intangible assets with determinable useful lives be amortized over their useful lives to their estimated residual values, and reviewed for impairment. The Company adopted Statement No. 142 on January 1, 2002. The adoption of Statement No. 142 did not have a material impact on the financial position or results of operation.

            In August 2001, Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," was issued by the FASB. The statement sets forth requirements for measuring impairment of a long-lived asset that is defined as the condition that exists when the carrying amount of a long-lived asset exceeds its fair value. The statement also establishes criteria in which an impairment loss must be recognized. The Company adopted Statement No. 144 on January 1, 2002. Its adoption did not have a material impact on the financial position or results of operation.

Note 7.  Issuance of Long-term Debt

      In August 2002, the Company completed the issue of $20 million, 5.90%, 15-year Series F Senior Notes. This was the second $20 million senior note issue completed by the Company in 2002. In May 2002, Series E senior notes were issued at 7.11% with a 30-year term. The notes were issued to institutional investors under an exemption from registration in Section 4(2) of the Securities Act of 1933.

Note 8. Acquisitions

      Rio Grande Utility Corporation.

            On July 1, 2002, after receiving state regulatory approval, the Company acquired certain assets of Rio Grande Utility Corporation ("Rio Grande") through its wholly-owned subsidiary, New Mexico Water Service Company ("NMWSC"). The purchase includes the water and wastewater assets of Rio Grande, which serves 2,265 water and 1,600 sewer customers in unincorporated areas of Valencia County, New Mexico, located 30 miles south of Albuquerque. The purchase price was $2,300,000 in cash, plus assumption of $3,100,000 in outstanding debt. Rate base for the system is approximately $5,400,000. Its total assets were $8,400,000 at June 30, 2002 of which $7,312,000 was for utility plant and $732,000 was for water rights. A condensed balance sheet of Rio Grande has not been presented since the acquisition is not material to the Company.

            The Rio Grande purchase price was allocated to the fair value of net assets acquired, including utility plant, water rights and assumed liabilities. The results of operations for the three and nine month periods ending September 30, 2002 include the operating results of Rio Grande from the date of acquisition.

            Pro forma results of operations have not been presented for the Rio Grande acquisition because the effect of this purchase is not material. The preliminary allocation of fair value is based on management's estimate of the fair value for purchase accounting purposes at the date of acquisition. The purchase price allocations are subject to revision as management obtains additional information.

            For 2001, Rio Grande had gross revenue of $1,485,000. Its gross utility plant in service at December 31, 2001 was $12,458,000 and net utility plant in service was $9,153,000. The regulatory decision authorizing the purchase of Rio Grande's assets by NMWSC included an authorization to increase annual water rates by $115,000.

            Kaanapali Water Corporation

      In August 2002, the Company agreed to acquire the Kaanapali Water Corporation ("KWC") for $7.7 million in cash. KWC provides water utility services to 500 customers in Maui, Hawaii. It had 2001 revenues of $3.3 million, and has net plant of approximately $7.3 million and current assets of $0.4 million. The acquisition is subject to approval of the Hawaii Public Utilities Commission ("HPUC") which is expected in the first quarter of 2003. An application requesting approval of the purchase has been submitted to the HPUC.

            National Utilities Corporation

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

Item 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

      This Form 10-Q contains forward-looking statements within the meaning established by the Private Securities Litigation Reform Act of 1995 ("Act"). The forward-looking statements are intended to qualify under provisions of the federal securities laws for "safe harbor" treatment established by the Act. Forward-looking statements are based on currently available information, expectations, estimates, assumptions and projections, and management's judgment about the Company, the water utility industry and general economic conditions. Such words as expects, intends, plans, believes, estimates, anticipates, projects or variations of such words or similar expressions are intended to identify forward-looking statements. The forward-looking statements are not guarantees of future performance. Actual results may vary materially from what is contained in a forward-looking statement. Factors which may cause a result different than expected or anticipated include: governmental and regulatory commissions' decisions, changes in regulatory commissions' policies or procedures, the timeliness of regulatory commissions' actions concerning rate relief, new legislation, electric power interruptions, increases in suppliers' prices and the availability of supplies including water and power, fluctuations in interest rates, changes in environmental compliance requirements, acquisitions, the ability to successfully implement business plans, changes in customer water use patterns and the impact of weather on operating results, especially as it impacts water sales. The Company assumes no obligation to provide public updates of forward-looking statements.

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

Revenue Recognition. Revenue from metered customers includes billings to customers based on monthly meter readings plus an estimate for water used between the customer's last meter reading and the end of the accounting period. The unbilled revenue amount is recorded as a current asset on the balance sheet under the caption "Unbilled Revenue." At September 30, 2002, the unbilled revenue amount was $10.9 million and at December 31, 2001 the amount was $7.3 million. The unbilled revenue amount is generally higher during the summer months when water sales are higher. The amount recorded as unbilled revenue varies depending on water usage in the preceding period, the number of days between meter reads for each billing cycle, and the number of days between each cycle's meter reading and the end of the accounting cycle.

      Flat rate customers are billed in advance at the beginning of the service period. The revenue is prorated so that the portion of revenue applicable to the current accounting period is included in that period's revenue. The portion related to a subsequent accounting period is recorded as unearned revenue on the balance sheet and recognized as revenue when earned in the subsequent accounting period. The unearned revenue liability was $1.7 million at September 30, 2002 and December 31, 2001. It is included in "accrued expenses and other liabilities" on the balance sheet.

Expense Balancing and Memorandum Accounts. Expense balancing and memorandum accounts reflect rate increases charged to the Company by suppliers of purchased water and purchased power, and pump tax increases that are not included in customer water rates. The Company does not record expense balancing or memorandum accounts on its books as revenue, nor record a receivable until the California Public Utilities Commission ("CPUC") has authorized a change in customer rates to collect the cost increases and customers have been billed. The cost increases tracked in expense balancing and memorandum accounts are referred to as "Offsetable Expenses" because under certain circumstances they are recoverable from customers in future rate increases designed to offset the higher costs.

      In October 2001, the CPUC adopted a resolution implementing its staff's interim recommendation concerning practices and policies that enable water utilities to recover cost increases in purchased water, purchased power and pump taxes costs. These are costs that are passed on to water utilities by suppliers and are beyond the control of the utility. The interim recommendation requires that future Company requests to recover offsetable expenses will be processed only if an operating district has filed a General Rate Case ("GRC") application within a three-year period and the district is not earning more than its authorized rate of return on a forward-looking, pro-forma basis. Neither of these requirements applied to offset rate increases prior to adoption of the resolution. The CPUC also directed its staff to open a proceeding to evaluate offsetable expense recovery practices and policies, and recommend permanent revisions.

      Historically, offset rate increases enabled water utilities to recover as a pass-through, cost increases for offsetable expenses that were not known or anticipated when customer rates were established and were beyond the utility's control. Offsetable expenses incurred prior to the CPUC's adoption of the staff's interim recommendation were frozen as of November 29, 2001 in the balancing accounts. The Company is authorized to track offsetable expenses incurred after the CPUC changed its policy in regulatory memorandum accounts for potential recovery subject to the CPUC's future determination of appropriate practices and policies. Although the Company is hopeful that it will be authorized to recover the offsetable expenses in both the balancing and memorandum accounts, it is unable to predict the timing or amount of such recoveries. Therefore, because of the uncertainty of collection, the Company's accounting policy is to not record the expense balancing and memorandum account amounts in its financial statements until such amounts are included in customer billings.

      In September 2002, the assigned administrative law judge recommended that the CPUC adopt as permanent the interim recommendation regarding recovery of expense balancing and memorandum accounts as described above, but modify the limit on the amount subject to recovery. Under the interim rules, a utility would not be allowed to recover any of the balancing or memorandum account balance if it were earning over its authorized return on equity. The proposed modification would allow recovery of a portion of the balancing or memorandum account up to the amount by which the Company's over earning of its authorized rate of return did not exceed the amount in the balancing account. While the staff's recommendation is an improvement over the interim rules currently in place, the Company believes there should be no limit on allowed recovery of the balancing and memorandum accounts. The Company is continuing to present its arguments to the CPUC staff. The CPUC is expected to adopt permanent rules regarding recovery of balancing and memorandum accounts during the first half of 2003. The Company is unable to predict what the final rules will comprise or their financial impact.

      At December 31, 2001, the amount included in the balancing and memorandum accounts was $6.5 million. At September 30, 2002, the amount had increased to $10.5 million. The amount relates primarily to higher electric costs incurred by the Company since 2001 when power rates charged to the Company by electric suppliers, as authorized by the CPUC, increased an average of 48%. Increases in the memorandum accounts are expected to be smaller once current power rates are reflected in customer rates through future GRC decisions.

Utility Accounting. Because the Company operates extensively in a regulated business, it is subject to the provisions of Statement of Financial Accounting Standards ("SFAS") No. 71, "Accounting for the Effects of Certain Types of Regulation." Regulators establish rates that are expected to permit the recovery of the cost of service and a return on investment. In the event a portion of the Company's operations were no longer subject to the provisions of SFAS No. 71, the Company would be required to write off related regulatory assets and liabilities that are not specifically recoverable and determine if other assets might be impaired. If a regulatory commission determined that a portion of the Company's assets were not recoverable in customer rates, the Company would be required to determine if it had suffered an asset impairment that would require a write down in the assets' valuation. There had been no asset impairment at September 30, 2002.

Income Taxes. Significant judgment by management is required in determining the provision for income taxes. The preparation of consolidated financial statements requires the estimation of income tax expense. The process involves the estimating of current tax exposure together with assessing temporary differences resulting from different treatment of certain items, such as depreciation, for tax and financial statement reporting. These differences result in deferred tax assets and liabilities, which are reported in the consolidated balance sheet. The Company must also assess the likelihood that deferred tax assets will be recovered in future taxable income, and to the extent recovery is unlikely, a valuation allowance would be recorded. If a valuation allowance were required, it could significantly increase income tax expense. In management's view, a valuation allowance is not required at September 30, 2002.

RESULTS OF THIRD QUARTER 2002 OPERATIONS

      Third quarter net income was $7,675,000, equivalent to $0.50 per common share on a diluted basis compared to the $5,920,000 or $0.39 per share earned in 2001's third quarter.

Revenue

      Operating revenue increased $5,130,000 or 7% to $81,440,000. Weather, which can have a significant influence on customer water usage was dry and warm in both years. A 4% increase in water production was reflected in increased water used by existing customers and sales to new customers. The factors that impacted the operating revenue increase for the third quarter 2002 are presented in the following table:

      Increased usage by existing customers       $1,763,000
      Rate increases                               2,244,000
      Usage by new customers                       1,123,000
                                                  ----------
         Net revenue increase                     $5,130,000
                                                  ==========

      Revenue from rate increases includes $623,000 for recovery of higher purchased power costs in four of the Company's 24 California districts. Recovery of power cost increases in the other districts has not been authorized by the CPUC, but will be processed in accordance with the CPUC's procedures as described in the Critical Accounting Policies section of this report. Because the CPUC has not issued decisions for the GRC applications that were filed in July 2001, customer water rates continue to reflect electric power costs that do not include the 48% electric rate increases that went into effect during 2001. Additional revenue from rate cases also includes $1,040,000 authorized in prior year GRC decisions and $581,000 from step rate increases effective at the start of 2002.

Total Operating Expenses

      Total operating expenses were $69,925,000 for the three months ended September 30, 2002 versus $66,793,000 for the same period in 2001, a 5% increase.

      Water production expense consists of purchased water, purchased power and pump taxes. It represents the largest component of total operating expenses. During the quarter, these costs accounted for 51% of total operating expenses and increased 2% compared to total operating expenses for the third quarter last year. Well production provided 54% of the water supply, 46% was purchased from wholesale suppliers and a small quantity was developed through the Company's surface water treatment plants. The components of water production costs and the changes from last year are shown in the table below:

                              Third Quarter
                                2002 Cost      Change
                               -----------   ----------
      Purchased water          $25,163,000   $1,571,000
      Purchased power            8,454,000     (647,000)
      Pump taxes                 2,257,000      (87,000)
                               -----------   ----------
         Total                 $35,874,000     $837,000
                               ===========   ==========

      A 1% increase in the volume of water purchased for resale along with purchased water rate increases from wholesale suppliers' in three California districts caused purchased water cost to increase. This was partially offset by a wholesale water supplier in one district reducing rates and the cancellation of a planned 9% mid-year increase in the wholesale supplier's rates for the three San Francisco Peninsula districts.

      Purchased power, which is used mainly to operate pumping equipment, decreased 7% due to lower well production. Where available, the Company shifted to lower cost electric tariffs offered by the power companies which resulted in lower purchased power costs.

       Labor rate increases that averaged 3% on January 1, 2002 along with payroll for employees added in the acquisition of the Company's New Mexico subsidiary caused payroll costs to increase $358,000. At September 30, 2002 there were 799 employees and at September 30, 2001 there were 796 employees. Consultants were used to enhance computer technology systems during the third quarter of 2001. That cost has since been eliminated, helping to reduce operations expenses.

      Maintenance expense was $177,000 higher in the quarter ended September 30, 2002 due to additional maintenance required at wells and for service line repairs. The increase in well and service line repairs was offset by a decline in water main repairs. Scheduled maintenance for the full year 2002 is expected to be in a range similar to the prior year.

      Depreciation expense increased $531,000 because of a larger investment in depreciable utility plant and an increase in the recovery of plant investments recognized in prior GRC proceedings.

      Federal and state income taxes increased $1,133,000 because of higher income. The effective tax rate was 40% in both years.

Other Income

      Other income and expenses was $596,000 compared to $420,000 in 2001. The increase in other income resulted from improved results from job orders (work done for others) and an increase in antenna site leases. There were no surplus real property sales recorded in the third quarter of 2002 or 2001.

Interest Expense

      Total interest expense increased $418,000. Long-term debt interest expense increased $624,000 because of two additional $20 million senior note issues that were outstanding in 2002. Because of the increase in construction expenditures especially on several large, lengthy projects such as the Bakersfield treatment plant, the amount of interest capitalized during the quarter increased by $150,000.

      Borrowings under the Company's short-term bank credit agreement were lower during the third quarter this year than in 2001. Average interest rates on short-term debt was approximately 3% in 2002 compared to a 4% rate during the third quarter in 2001. These two factors caused short-term interest expense to decline $206,000.

RESULTS OF NINE MONTHS ENDED SEPTEMBER 30, 2002

      Net income for the nine months ending September 30, 2002 increased $4,316,000 to $16,221,000, equivalent to $1.06 per common share on a diluted basis compared to $0.77 on a diluted basis for the same period last year.

Revenue

      Operating revenue increased $11,958,000 to $202,234,000. The higher revenue was due to increased usage by existing customers, rate increases and revenue from 7,900 new customers added during the period. The average revenue per customer increased 5% for the nine-month period. A breakdown of the increase in operating revenue is presented in the following table:

      Increased usage by existing customers       $4,031,000
      Rate increases                               5,936,000
      Usage by new customers                       1,991,000
                                                 -----------
           Net revenue increase                  $11,958,000
                                                 ===========

      The rate increases came from California GRC decisions that were effective in September 2001 totaling $2,103,000 and a GRC decision in Washington that was effective in May 2002 totaling $520,000, step rate increases effective at the start of the year totaling $1,448,000 and power cost offset rate increases of $1,865,000 that are effective for four districts beginning in November 2001.

Total Operating Expenses

      Total operating expenses increased 5% over 2001.

      Water production volume and the cost of water production increased 5% each from last year. The water production costs accounted for 46% of total operating expenses. Well production provided 52% of the supply with 47% purchased from wholesale suppliers and 1% produced through the Company's treatment plants, the same ratios as last year.

      Wholesale water rate increases from three wholesale suppliers were modest. One supplier reduced its cost of wholesale water. As a result, average 2002 purchased water rates are about the same as last year. The increase in purchased water cost was mainly due to the increase in the volume of water purchased because of higher customer usage and to serve new customers. Because of power rate increases that became effective in 2001, purchased power expense increased over 8%. For January, electric rates were 48% more than last year, from February through mid-May the rates were 38% higher, and for the remainder of the period to September 30, 2002, the rates were at the same level as in 2001. The Company is not aware of any future power rate increases. The Company has taken advantage of lower electric rate tariffs that are available from its two electric suppliers and by doing so lowered the overall cost of electric power. The components of water production expense and the changes from last year are shown in the table below:

                          2002 Cost         Change
                         -----------      ----------
      Purchased water    $59,115,000      $2,374,000
      Purchased power     17,395,000       1,275,000
      Pump taxes           5,054,000          59,000
                         -----------      ----------
            Total        $81,564,000      $3,708,000
                         ===========      ==========

      In addition to water production costs, other operations expense categories increased $4,495,000. Payroll and benefits charged to operations were 1% less in 2002 because there were fewer employees on the payroll. As part of the Company's expense control and budget process, consultants who worked on technology projects were curtailed, reducing these expenses.

      Maintenance expenses were lower by $313,000 due to fewer repairs of pumping equipment, wells, water mains and service lines.

      Depreciation and amortization expense increased $1,721,000 due to a larger depreciable plant investment on which depreciation expense is calculated and an increase in recovery of plant investments authorized in prior GRC proceedings.

      Federal and state income taxes increased $3,052,000 because of higher taxable income. The effective tax rate in both years was 40%.

Other Income

      The increase in other income from $2,622,000 to $3,637,000 was primarily a result of additional surplus property sales in 2002. During 2002, property sales totaled $1,961,000 while in 2001 property sales were $1,271,000. Net other income excluding property sales was $1,676,000 in 2002 and $1,351,000 in the prior year. This increase was mainly due to improved operating results for operation and maintenance agreements and lease income at antenna sites.

Interest Expense

      Overall interest expense reflects a $435,000 increase over 2001. Gross long-term interest expense increased $1,567,000 because two additional $20 million senior note issues were outstanding in 2002. Series E notes were issued in May and Series F notes were issued in August 2002. Because of the increase in construction expenditures especially on several large, lengthy projects such as the Bakersfield treatment plant, the amount of interest capitalized during 2002 increased by $600,000, reducing interest expense.

      Interest expense for short-term borrowings under the Company's bank credit agreement is $532,000 less than in 2001 due to reduced borrowings and lower interest rates.

REGULATORY MATTERS

Rate Case Proceedings

      The CPUC is processing the Company's 15 GRC applications that were filed in July 2001. In May 2002, evidentiary hearings were completed for issues that had not been resolved between the Company and the CPUC's staff. A decision for the applications that had been expected late in the third quarter is now anticipated for late in the fourth quarter due to a variety of regulatory processing delays. Because the Company and other utilities have experienced delays in receiving decisions, it is possible that a decision could be rendered later than anticipated. Based on the outcome of evidentiary hearings and meetings with the CPUC staff, the Company estimates that the decisions could add between $13 million and $14 million in annual revenue commencing with 2003. While that is good news, it does not recognize that due to the regulatory lag in receiving the decision, approximately $3 million in revenue was lost. The decision if approved as proposed is expected to authorize a return on equity of 9.7% with an equity percentage of capitalization at 51.5%.

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

      The Company filed a Notice of Intent to file GRC applications for three California districts plus General Office in July 2002. The Commission's staff has not yet accepted the applications, but are expected to in early November. Four additional district GRC applications will be submitted in January 2003. Combined, these districts represent 17% of the California customers. The Commission's staff has indicated that a decision on these filings should be expected in mid to late 2003.

Legislative Initiative.

      Regulatory delays in obtaining GRC decisions have been costly to California regulated water utilities. In recent years, the Company has experienced significant revenue losses due to regulatory delays. The Company normally files its general rate case applications in July. The CPUC's stated rate processing plan provides for a decision within ten months. When decisions are not issued in a timely manner, the Company loses revenue and does not recover costs during the period the decisions are delayed.

      On September 30, 2002, Assembly Bill 2838, that will be effective January 1, 2003, was enacted. It is designed to preserve the cash flow of regulated water utilities by providing interim rate relief if the CPUC has not issued a decision for a requested GRC rate increase within its established ten month processing period. The interim rate relief is subject to adjustment based on the CPUC's final decision in the GRC proceeding.

LIQUIDITY

Short-term and Long-term Debt

      Short-term bank borrowings were $11,000,000 at September 30, 2002 and $22,000,000 at December 31, 2001. On September 23, 2002, the bank credit agreement was amended to extend the 30-day out-of-debt compliance period from a 30-day period in calendar year 2002 to a 30-day period between January 1, 2002 and April 30, 2003. The extension provides the Company additional flexibility in complying with the out-of-debt provision.

      In August 2002, the Company completed the issue of the $20 million, 5.90%, 15-year Series F Senior Notes. This was the second series of $20 million senior notes issued in 2002. The Series F notes were issued to an institutional investor under an exemption from registration in Section 4(2) of the Securities Act of 1933.

Proceeds from the issue were used to repay outstanding short-term bank borrowings.

      The Company has initiated a program to refinance a portion of its outstanding first mortgage bonds. The refinancing is intended to take advantage of the current low interest rates. The Company estimates that the total program, which will be completed in two phases, will save approximately $1.4 million in annual interest costs.

      In the first phase, the Company expects to refinance Series S, BB and DD first mortgage bonds, and Series P which matures on November 1, 2002. Including Series P, the total first mortgage bond principal balance refinanced for the four series, which will be after application of the November 1, 2002 sinking fund payments, will be $33,940,000. The refinancing will be accomplished with funds from the issue of two new series of lower interest cost, unsecured senior notes. This first phase of the refinancing is expected to be completed during November and December, and is expected to reduce annual interest costs about $1 million.
            The second phase of the refinancing is expected to be completed in May 2003. In this phase, the Company expects to refinance Series EE first mortgage bonds with lower interest cost senior notes.
 There is currently outstanding $19,200,000 under this bond series.
 This phase of the refinancing is expected to save approximately
$450,000 in annual interest costs if interest rates remain at or near their current levels.
      At September 30, 2002, the Company has $120,865,000 of first mortgage bonds outstanding. If it successfully completes both phases of the bond refinancing program the Company will have $65,600,000 million in first mortgage bonds outstanding. Two other series of outstanding first mortgage bonds will be considered for refinancing late in 2003. Additional refinancing will be dependent upon market conditions at the time.

Debt Credit Ratings

      California Water Service Company is rated by Moody's Investors Service ("Moodys") and Standard & Poor's ("S&P"). The Company has enjoyed an Aa3 rating by Moody's and AA- by S&P. At the end of the third quarter 2002, the Company met separately with both credit rating agencies at annual rating reviews.

      On October 3, 2002, Moody's issued a news release stating that it was placing the Company's Aa3 senior secured debt rating on review for possible downgrade. Moody's indicated that the primary reason for the action was delayed rate relief from the California Public Utilities Commission and the Company's capital spending requirements for water infrastructure and environmental compliance needs.

      On November 6, 2002, S&P lowered the Company's corporate credit rating from AA- to A+. In its news release, S&P stated that the change "has been caused principally by deterioration in regulatory support from the California Public Utilities Commission (CPUC)," noting that decisions for recovery of reasonable expenses have been delayed as much as 18 months. In the news release, S&P classified the Company's outlook as "stable," saying, "Standard & Poor's does not expect that Cal Water will experience any funding anxiety beyond that associated with regulatory tardiness."

Dividends

      The third quarter common dividend was paid on August 19, 2002 at $0.28 per share compared to a quarterly dividend in 2001 of $0.27875. This was the Company's 231st consecutive quarterly dividend. Annualized, the 2002 dividend rate is $1.12 per common share compared to $1.115 in 2001. Based on the 12-month earnings per share at September 30, 2002, the dividend payout ratio is 89%. For the full year 2001, the payout ratio was 115%. On a long-term basis, the Company's goal is to achieve a dividend payout ratio of about 60%.

      At their October 23, 2002 meeting, the Board declared the fourth quarter dividend payable November 18, 2002 to stockholders of record on November 4, 2002. This will be the 232nd consecutive quarterly dividend paid by the Company.

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

      Book value per common share was $13.17 at September 30, 2002 compared to $12.95 at December 31, 2001.

Utility Plant

      During the third quarter, utility plant expenditures totaled $27,640,000, including $5,793,000 of Company funded projects. Year-to-date capital expenditures through September 30, 2002 have been $58,915,000, including $47,163,000 of Company funded projects. The 2002 Company-funded construction budget is $76,800,000.

      At September 30, 2002, construction work in progress was $52,144,000 compared to $39,022,000 at September 30, 2001. Work in progress includes projects that are under construction, but not yet complete and in service. A main reason for the increase in work in progress is the $23,217,000 expended to date on the Northeast Bakersfield Treatment Plant. This amount is included in work in progress at September 30, 2002. The $45 million project is the largest construction project ever undertaken by the Company. It is proceeding on schedule and on budget, and is expected to be in service before June 30, 2003.

      On September 30, 2002, the Company completed the tax-free exchange of seven surplus properties to a contractor for the new Customer and Operations Center in Torrance. The Company occupied the new Customer and Operations Center in January 2002 on a month-to-month lease basis, consolidating four of its southern California operating districts at a single location. Because the transaction was structured as a property exchange, acquiring the new facility did not require a significant expenditure of cash. The combined districts' operations will provide for more efficient service to customers in the South Bay area of Los Angeles County. Under terms of the exchange agreement, the Company guaranteed the contractor's bank loan during construction of the new facility. The new facility, which is valued at in excess of $7 million, served as security to the Company for the guarantee. When the property exchange was completed, the contractor paid off the bank loan, and the Company was released from its guarantee.

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

      To safeguard its water supply and facilities, the Company has heightened security at its facilities and taken added safety precautions for our employees and the water we deliver to our customers. While the Company does not make public comments on its security programs, it has been in contact with federal, state and local law enforcement agencies to coordinate and improve water delivery systems security. The Company has also assigned a high priority to completing work necessary to comply with new Environmental Protection Agency requirements concerning security of water facilities. This effort encompasses all of the Company's district operations.

ACQUISITIONS

Rio Grande Utility Corporation.

      On July 1, 2002, after receiving state regulatory approval, the Company acquired certain assets of Rio Grande Utility Corporation ("Rio Grande") through its wholly-owned subsidiary, New Mexico Water Service Company ("NMWSC"). The purchase includes the water and wastewater assets of Rio Grande, which serves 2,265 water and 1,600 sewer customers in unincorporated areas of Valencia County, New Mexico, located 30 miles south of Albuquerque. The purchase price was $2,300,000 in cash, plus assumption of $3,100,000 in outstanding debt. Rate base for the system is approximately

$5,400,000. Its total assets were $8,400,000 at June 30, 2002 of which $7,312,000 was for utility plant and $732,000 was for water rights. A condensed balance sheet of Rio Grande has not been presented since the acquisition is not material to the Company.

      The Rio Grande purchase price was allocated to the fair value of net assets acquired, including utility plant, water rights and assumed liabilities. The results of operations for the three and nine month periods ending September 30, 2002 include the operating results of Rio Grande from the date of acquisition.

      Pro forma results of operations have not been presented for the Rio Grande acquisition because the effect of this purchase is not material. The preliminary allocation of fair value is based on management's estimate of the fair value for purchase accounting purposes at the date of acquisition. The purchase price allocations are subject to revision as management obtains additional information.

      For 2001, Rio Grande had gross revenue of $1,485,000. Its gross utility plant in service at December 31, 2001 was $12,458,000 and net utility plant in service was $9,153,000. The regulatory decision authorizing the purchase of Rio Grande's assets by NMWSC included an authorization to increase annual water rates by $115,000.

Kaanapali Water Corporation

      In August 2002, the Company agreed to acquire the Kaanapali Water Corporation ("KWC") for $7.7 million in cash. KWC provides water utility services to 500 customers in Maui, Hawaii, including 10 resorts and eight condominium projects. It posted 2001 revenues of $3.3 million, and has net plant of approximately $7.3 million and current assets of $0.4 million. The transaction is subject to approval of the Hawaii Public Utilities Commission ("HPUC") which is expected in first quarter of 2003. An application requesting approval of the acquisition was filed with the HPUC in October 2003.

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

      In April 2002, Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections," was issued. The statement rescinds Statement No. 4, which required all gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. Upon adoption of Statement No. 145, companies will be required to apply the criteria in APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" in determining the classification of gains and losses resulting from the extinguishments of debt. Statement No. 145 is effective for fiscal years beginning after May 15, 2002. The Company believes this pronouncement has no material effect on its financial statements.

      In July 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. Statement 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company believes this pronouncement has no material effect on its financial statements.

Item 3.

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

Item 4.

CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures

Under the supervision and with the participation of the Company's management including its Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of its disclosure controls and procedures, as such term is defined under Rule 13a-14c promulgated under the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), within 90 days of the filing date of this report. Based on their evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective.

(b) Change in internal controls

There have been no significant changes, including corrective actions with regards to significant deficiencies or material weaknesses, in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in paragraph (a) above.

PART II  OTHER INFORMATION

Item 1. Legal Proceedings

      Since 1995, the State of California's Department of Toxic Substances Control (DTSC) named the Company as a potential responsible party for cleanup of a toxic contamination plume in the Chico groundwater. The DTSC has prepared a draft report titled "Preliminary Nonbinding Allocation of Financial Responsibility" for the cleanup which asserts that the Company's share should be 10 percent, although DTSC views the potentially responsible parties as jointly and severally liable. The DTSC estimates the total cleanup cost to be $8.69 million. The toxic spill occurred when cleaning solvents, which were discharged into the city's sewer system by local dry cleaners, leaked into the underground water supply due to breaks in the city's sewer pipes. The DTSC contends that the Company's responsibility stems from its operation of wells in the surrounding vicinity that caused the contamination plume to spread. While the Company intends to cooperate with the cleanup effort, it denies any responsibility for the contamination or the resulting cleanup and intends to vigorously resist any action that may be brought against it. The Company has negotiated with DTSC regarding dismissal of the Company from the claim in exchange for the Company's cooperation in the cleanup effort. To date no agreement has been reached with DTSC regarding dismissal of the Company from the DTSC action. The Company believes that it has insurance coverage for this claim and that if it were ultimately held responsible for a portion of the cleanup costs, there would not be a material adverse effect on the Company's financial position or results of operations.

      Two additional toxic contamination plumes have been identified in the Chico groundwater. While DTSC has not taken any assessment action regarding these plumes, it has indicated that it may designate the Company as a potential responsible party for cleanup of the additional plumes, as it did when the original plume was identified in 1995. The Company does not have sufficient information concerning the new plumes to estimate the cost of cleanup nor to assess the basis of the Company's involvement or responsibility for any cleanup efforts.

Item 4. Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of stockholders during the third quarter, 2002.

Item 5. Other Information

CORPORATE GOVERNANCE

      On July 30, 2002, the Sarbanes-Oxley Act of 2002 was signed into law. This legislation was enacted in response to concerns about corporate accountability and oversight as it relates to publicly traded companies. Additionally, the Securities and Exchange Commission and New York Stock Exchange have proposed or adopted new rules dealing with corporate governance. Among the areas impacted by the new requirements are:

o     Board of Directors membership and independence of directors

o makeup and responsibilities of the Audit Committee, Compensation Committee and Nominating Committee

o     reporting of directors and officers trading in Company stock

o disclosure to investors of additional corporate governance compliance issues

      The Company is actively working with outside counsel and internal resources to comply with all aspects of the new law, rules and regulations. Internally, a Corporate Disclosure Committee made up primarily of officers was formed to assist in gathering information that is important to corporate governance and disclosure.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits required to be filed by Item 601 of Regulation S-K.

The exhibit  list  required by this Item is  incorporated  by  reference  to the
Exhibit Index attached to this report.

(b) Reports on Form 8-k

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

November 7, 2002

                   By:        /s/ Gerald F. Feeney
                                Gerald F. Feeney
                     Vice President, Chief Financial Officer
                                  and Treasurer

                             Form 10-Q Certification

I, Peter C. Nelson, certify that:

      1. I have reviewed this quarterly report on Form 10-Q of California Water Service Group;

      2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

      3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a - 14 and 15d - 14) for the registrant and we have:

            a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

            b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

            a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 7, 2002


/s/  Peter C. Nelson
------------------------------------
Peter C. Nelson
President and Chief Executive Officer

                             Form 10-Q Certification

I, Gerald F. Feeney, certify that:

      1. I have reviewed this quarterly report on Form 10-Q of California Water Service Group;

      2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

      3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a - 14 and 15d - 14) for the registrant and we have:

            a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

            b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

            a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 7, 2002


/s/  Gerald F. Feeney
------------------------------------
Gerald F. Feeney
Vice President, Chief Financial Officer
  and Treasurer

                                  Exhibit Index

Exhibit     Description

4.1 Fourth Supplement to Note Agreement dated as of May 1, 2002, Pertaining to the issuance of $20,000,000, 5.90% Series F Senior Notes due November 1, 2017

10.1 First Amendment dated September 23, 2002 to the Business Loan Agreement dated August 1, 2001 between Bank of America and California Water Service Company modifying the 30-day out-of-debt period

10.2        Second  Amendment  dated  September  23, 2002 to the  Business  Loan
            Agreement dated August 1, 2001 between Bank of America and California Water Service Group and CWS Utility Services modifying the 30-day out-of-debt period

99.1        Chief  Executive  Officer   certification  of  financial  statements
            pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2        Chief  Financial  Officer   certification  of  financial  statements
            pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002