Form 10-Q/A
period 2002-09-30
CALIFORNIA WATER SERVICE GROUP
filed 2002-11-13
CIK 1035201

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q/A
                                  Amendment #1

(Mark One)

_X_ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ___ No ___

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common shares outstanding as of October 31, 2002 - 15,182,046.

                                EXPLANATORY NOTE

This Form 10-Q/A is being filed for the sole purpose of submitting three exhibits that were listed in the Exhibit Index to the Registrant's Quarterly Report on Form 10-Q for the period ending September 30, 2002. The listed exhibits were not attached to the original Form 10-Q submission. No revisions have been made to the Registrant's financial statements or any other disclosure or certifications contained in the Quarterly Report.


PART II OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits required to be filed by this Item 601 of Regulation S-K.

The exhibit  list  required by this Item is  incorporated  by  reference  to the
Exhibit Index attached to this report.

(b) Reports on Form 8-K

None.

                                   SIGNATURES

Pursuant to the requirement of the Securities and Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.


                         CALIFORNIA WATER SERVICE GROUP
                                   Registrant


November 13, 2002


                            By: /s/ Gerald F. Feeney
                                ----------------
                                Gerald F. Feeney
                     Vice President, Chief Financial Officer
                                  and Treasurer

                                  Exhibit Index

(Exhibits included with this Form 10-Q/A filing were listed in the Exhibit Index for the original Form 10-Q filing, but the Exhibits were not attached to the original submission.)


Exhibit     Description                                                     Page

 4.1        Fourth  Supplement to Note Agreement  dated as of August 15,     5
            2002,  pertaining  to the issuance of  $20,000,000,  5.90%
            Series F Senior Notes due November 1, 2017

10.1        First  Amendment  dated September 23, 2002 to the Business       22
            Loan  Agreement  dated  August  1,  2001  between  Bank of
            America and California Water Service Company modifying the
            30-day out-of-debt period

10.2        Second  Amendment dated September 23, 2002 to the Business       25
            Loan  Agreement  dated  August  1,  2001  between  Bank of
            America and California Water Service Group and CWS Utility
            Services