Form 10-K
period 2002-12-31
CALIFORNIA WATER SERVICE GROUP
filed 2003-03-25
CIK 1035201

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

         [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended December 31, 2002

                                       OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from .............to....................

         Commission file No.  1-13883

                         CALIFORNIA WATER SERVICE GROUP
             (Exact name of registrant as specified in its charter)

        Delaware                                         77-0448994
        --------                                         ----------
(State of Incorporation)                    (I.R.S. Employer Identification No.)

               1720 North First Street San Jose, California 95112
               (Address of Principal Executive Offices) (Zip Code)

                                 (408) 367-8200
              (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:

   Title of Each Class:              Name of Each Exchange on Which Registered:
 Common Stock, $0.01 Par Value                New York Stock Exchange
Preferred Share Purchase Rights               New York Stock Exchange

           Securities registered pursuant to Section 12(g) of the Act:
                   Cumulative Preferred Stock, Par Value, $25
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes _X_ No ___

The aggregate market value of the common stock held by non-affiliates of the Registrant was $379,279,000 on June 28, 2002, the last business day of the registrant's most recently completed first fiscal quarter. The valuation is based on the closing price of the registrant's common stock as traded on the New York Stock Exchange.

Common stock outstanding at March 4, 2003 - 15,182,046 shares.

                                  EXHIBIT INDEX

                THE EXHIBIT INDEX TO THIS FORM 10-K IS ON PAGE 32

                       DOCUMENTS INCORPORATED BY REFERENCE

Designated portions of Registrant's Annual Report to Stockholders for the calendar year ended December 31, 2002 (2002 Annual Report) are incorporated by reference in Part I (Item 1), Part II (Items 5, 6, 7, 7A and 8) and in Part IV (Item 15(a)(1)).

Designated portions of the Registrant's Proxy Statement (Proxy Statement) relating to the 2003 annual meeting of stockholders are incorporated by reference in Part III (Items 10, 11 and 12) as of the date the Proxy Statement was filed with the Securities and Exchange Commission (SEC). The Proxy Statement was filed with the SEC via EDGAR on March 18, 2003.

                                TABLE OF CONTENTS

                                                                         Page
                                                                         ----
PART I

Item 1.  Business......................................................    5
         Forward Looking Statements ...................................    5
         General Development of Business ..............................    5
         Rates and Regulation .........................................    6
         Financial Information about Industry Segments ................    7
         Narrative Description of Business ............................    7
         Geographical Service Areas and Number of Customers
             at Year-end ..............................................    9
         Water Supply .................................................   10
         Nonregulated Operations ......................................   13
         Utility Plant Construction Program ...........................   14
         Sale of Surplus Real Properties ..............................   15
         California Energy Situation ..................................   15
         Security at Company Facilities ...............................   15
         Quality of Water Supplies ....................................   15
         Competition and Condemnation .................................   16
         Environmental Matters ........................................   17
         Human Resources ..............................................   18
         Financial Information about Foreign and
             Domestic Operations and Export Sales .....................   18

Item 2.  Properties....................................................   18

Item 3.  Legal Proceedings.............................................   18

Item 4.  Submission of Matters to a Vote of Security Holders...........   19

Executive Officers of the Registrant...................................   20

PART II

Item 5.  Market for Registrant's Common Equity and Related
             Stockholder Matters.......................................   22

Item 6.  Selected Financial Data.......................................   22

Item 7.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations.................................   22

Item 7A. Quantitative and Qualitative Disclosures About Market Risk....   22

Item 8.  Financial Statements and Supplementary Data...................   22

Item 9.  Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure.......................   22

PART III

Item 10. Directors and Executive Officers of the Registrant............   23

Item 11. Executive Compensation........................................   23

Item 12. Security Ownership of Certain Beneficial Owners and
             Management and Related Stockholder Matters................   23

Item 13. Certain Relationships and Related Transactions................   23

Item 14. Controls and Procedures.......................................   23

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports
             on Form 8-K...............................................   25

Independent Auditors' Report...........................................   26

Schedules..............................................................   27

Signatures.............................................................   28

Certifications under Rule 13a-14.......................................   30

Exhibit Index..........................................................   32

                                     PART I

Item 1 Business.

         Forward Looking Statements

         This annual report, including all documents incorporated by reference, contain forward-looking statements within the meaning established by the Private Securities Litigation Reform Act of 1995 ("Act"). The forward-looking statements are intended to qualify under provisions of the federal securities laws for "safe harbor" treatment established by the Act. Forward-looking statements are based on currently available information, expectations, estimates, assumptions and projections, and management's judgment about the Company, the water utility industry and general economic conditions. Such words as expects, intends, plans, believes, estimates, assumes, anticipates, projects, predicts, forecasts or variations of such words or similar expressions are intended to identify forward-looking statements. The forward-looking statements are not guarantees of future performance. They are subject to uncertainty and changes in circumstances. Actual results may vary materially from what is contained in a forward-looking statement. Factors that may cause a result different than expected or anticipated include: governmental and regulatory commissions' decisions; changes in regulatory commissions' policies and procedures; the timeliness of regulatory commissions' actions concerning rate relief; new legislation; electric power interruptions; increases in suppliers' prices and the availability of supplies including water and power; fluctuations in interest rates; changes in environmental compliance and water quality requirements; acquisitions and our ability to successfully integrate acquired companies; the ability to successfully implement business plans; changes in customer water use patterns; the impact of weather on water sales and operating results; access to sufficient capital on satisfactory terms; civil disturbances or terrorist threats or acts, or apprehension about the possible future occurrences of acts of this type; the involvement of the United States in war or other hostilities; restrictive covenants in or changes to the credit ratings on our current or future debt that could increase our financing costs or affect our ability to borrow, make payments on debt or pay dividends; and, other risks and unforeseen events. When considering forward-looking statements, you should keep in mind the cautionary statements included in this paragraph. The Company assumes no obligation to provide public updates of forward-looking statements.

a. General Development of Business

         California Water Service Company (Cal Water) began business in 1926. On December 31, 1997, California Water Service Group (Company) was formed as the parent company of Cal Water and a second subsidiary, CWS Utility Services (Utility Services). In 1999, the Company acquired Harbor Water Company and South Sound Utility Company in the state of Washington. These two companies were merged to form Washington Water Service Company (Washington Water). New Mexico Water Service Company (New Mexico Water) was created in 2000. It acquired the assets of Rio Grande Utilities Corporation in July 2002. During 2000, we completed the largest acquisition in our history with the issuance of 2,210,000 shares of common stock in exchange for all of the outstanding shares of Dominguez Services Corporation. The acquisition, which was accounted for as a pooling of interests, was completed on May 25, 2000. The Company is the largest investor-owned water utility west of the Mississippi River and the second largest in the United States.

         Cal Water's regulated operations are subject to the jurisdiction of the California Public Utilities Commission (CPUC),Washington Water's regulated operations are subject to the jurisdiction of the Washington Utilities and Transportation Commission (WUTC) and New Mexico Water's regulated operations are subject to the jurisdiction of the New Mexico Public Regulation Commission (PRC). Each company also provides non-regulated water related services under operation and maintenance agreements. Jointly the CPUC, WUTC and PRC are referred to as the commissions.

         Upon formation of the holding company structure on December 31, 1997, each share of Cal Water common stock was exchanged on a two-for-one basis for the Company's common stock. Per share data was restated where necessary to reflect the effective two-for-one stock split. Each share of Cal Water preferred stock was converted into one share of the Company's preferred stock. To maintain relative voting strength, the number of votes to which each preferred share is entitled was doubled from eight to 16.

         Cal Water, a California corporation provides water service to residential, commercial, public authority and industrial customers in 75 California cities and communities through 25 separate water systems or districts. In its 24 regulated systems, which serve 434,400 customers, rates and operations are subject to the jurisdiction of CPUC. An additional 6,100 customers receive service through a long-term lease of the City of Hawthorne water system, which is not subject to CPUC regulation

         Washington Water, a Washington corporation, provides water service to 14,400 customers subject to the regulation of the WUTC. Washington Water serves an additional 3,900 customers under operating agreements with privately owned systems that are not subject to WUTC regulation.

         New Mexico Water provides service to 2,400 water and 1,700 wastewater customers south of Albuquerque subject to PRC regulation. Through this subsidiary, we also provide non-regulated meter reading service under contract with Los Alamos County in New Mexico.

         Our mailing address and principal executive offices are located at 1720 North First Street, San Jose, California 95112-4598; telephone number:
         408-367-8200. We maintain a web site that can be accessed via the Internet at http://www.calwater.com. In 2002, we began making available free of charge through our website, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports. We make these reports available on our website on the same day they appear on the SEC's website.

         During the year ended December 31, 2002, there were no significant changes in the kind of products produced or services we rendered or those provided by our operating subsidiaries, or in our markets or methods of distribution.

         Rates and Regulation

         Our water utility rates and service for the regulated business are subject to the jurisdiction of the state regulatory commissions. The commissions' decisions and the timing of those decisions can have a significant impact on our operations and earnings.

         Since our 24 California regulated operating districts are not physically integrated, rates are set independently for each district as required by the CPUC. General office (headquarters) expenses and plant investments are considered separately and allocated ratably to the operating districts.

         General and Step Rate Increases

         General rate case (GRC) applications in California address district and general office operating costs and capital requirements for a forward-looking three-year period. GRC decisions typically authorize an immediate rate increase and annual step rate increases for the three-year cycle. Step rate increases are generally effective at the start of each calendar year, and are designed to maintain the return on equity (ROE) authorized in the initial decision in succeeding years. Effective January 1, 2003, we are required to file a GRC for each operating district every three years. Cal Water's GRC applications are submitted in July. According to the CPUC's processing schedule, a final decision should be expected about 10 months after the filings are accepted by the CPUC. During 2001, the CPUC did not issue decisions for our 2000 GRC applications until late summer or about 14 months after they were submitted. Decisions on our applications submitted in July 2001 are still pending after 19 months. In January 2003 a draft proposed decision on our 2001 GRC rate case was circulated by the CPUC staff, but we do not expect a final decision until the second quarter of 2003. In July 2002, we submitted GRC filings for seven districts plus General Office, which are still pending.

         Because districts are on different three-year GRC rate case cycles, the number of customers affected by GRC filings varies from year to year. For example, our GRC applications filed in 2001 included 65 percent of Cal Water's customers, while our 2002 applications affect 17 percent of Cal Water's customers.

         Water rates for our Washington Water and New Mexico Water regulated operations are set based on historic 12-month data. We can submit GRC applications annually. Regulatory procedures do not provide for step rate increases or offset increases in these states.

         Offset Rate Increases

         In California, we charge to expense increases in purchased water, purchased power and pump taxes as they are incurred. Expenses for these categories above levels included in prior GRC decisions are tracked in off-line expense balancing or memorandum accounts. The cost increases are referred to as "offsetable expenses". We do not record revenue related to the balancing accounts until authorized by the CPUC, and then only as the increased costs are included in customers' monthly billings. When the CPUC authorizes a rate increase to recover the costs tracked in expense balancing or memorandum accounts, the rate increase is referred to as an offset increase.

b. Financial Information about Industry Segments

         We  operate  primarily  in  one  business   segment,   the  supply  and
         distribution of water and providing water-related utility services.

c. Narrative Description of Business

         The Company is the sole shareholder of its four operating subsidiaries:
         California Water Service Company, New Mexico Water Service Company, Washington Water Service Company and CWS Utility Services.

         We conduct the Company's business through our operating subsidiaries. Our business consists of the production, purchase, storage, purification, distribution and sale of water for domestic, industrial, public and irrigation uses, and for fire protection. We also provide water-related services under agreements with municipalities and other private companies. The nonregulated services include full water system operation and billing and meter reading services. Nonregulated operations also include the lease of communication antenna sites. Our earnings may be significantly enhanced by the sale of surplus real property. We have a program to dispose of surplus real properties and to reinvest the proceeds in its business. See "Sales of Surplus Real Properties" below.

         The operating results from the water business fluctuate according to the demand for water which is often influenced by seasonal conditions, such as summer temperatures or the amount and timing of precipitation in the Company's service territories. Our revenue, expenses and income are affected by changes in water sales. Costs, such as payroll and benefits, depreciation, interest rates on long-term debt and property taxes are more predictable and remain fairly constant, and are not significantly impacted by variations in the amount of water sold. As a result, earnings are highest in the high use, warm weather summer months and lowest in the cool winter months when most rainfall takes place in our service territories.

         We distribute water in accordance with accepted water utility methods. We hold franchises and permits in the cities and communities where we operate. The franchises and permits allow us to operate and maintain facilities in public streets and right of ways as necessary.

         We operate the City of Hawthorne water system under a 15-year lease that commenced in February 1996. In accordance with the lease agreement, we receive all revenue from operating the system and we are responsible for paying the operating costs. At the end of the lease, the undepreciated capital improvements that we have made in the system during our period of operation will be purchased by the City. Under other contract arrangements, we operate three municipally owned water systems, numerous privately owned water systems and two recycled water distribution systems. We also provide billing and customer services to a number of municipalities.

         We intend to continue exploring opportunities to expand our regulated and nonregulated businesses. The opportunities could include system acquisitions, lease arrangements similar to the City of Hawthorne contract, full service system operation and maintenance agreements, meter reading and billing contracts, and other utility related services. We believe that a holding company structure makes us more competitive in providing nonregulated utility services, which are not subject to jurisdiction of the commissions. We continually investigate new business opportunities in the western United States as evidenced by our expansion into the states of New Mexico and Washington, and our plans to expand to the state of Hawaii as described in Management's
         Discussion and Analysis of Financial Condition and Results of Operations in the 2002 Annual Report to stockholders which is incorporated into this Form 10-K report by reference.

         Geographical Service Areas and Number of Customers at Year-end

         The Company's principal markets for its services are users of water within the Company's service areas. The Company's geographical service areas or districts for both the regulated and nonregulated operations and the approximate number of customers served in each area at December 31, 2002 are listed below.

                                                                                                     Regulated         Non-regulated
                                                                                                     ---------         -------------
SAN FRANCISCO BAY AREA
  Mid-Peninsula (serving San Mateo and San Carlos)                                                      35,900
 South San Francisco (including Colma and Broadmoor)                                                    16,500
  Bear Gulch (serving Menlo Park, Atherton, Woodside
     and Portola Valley)                                                                                17,600              4,200
  Los Altos (including portions of Cupertino, Los Altos Hills,
     Mountain View and Sunnyvale)                                                                       18,400
  Livermore                                                                                             17,400                200
                                                                                                       -------            -------
                                                                                                       105,800              4,400
                                                                                                       -------            -------
SACRAMENTO VALLEY
  Chico (including Hamilton City)                                                                       24,400
  Oroville                                                                                               3,500
  Marysville                                                                                             3,800
  Dixon                                                                                                  2,800                300
  Willows                                                                                                2,300
 Redwood Valley (Lucerne, Duncans Mills, Guerneville, Dillon
     Beach, portion of Santa Rosa)                                                                       1,900
                                                                                                       -------            -------
                                                                                                        38,700                300
                                                                                                       -------            -------
SALINAS VALLEY
  Salinas                                                                                               27,300                300
  King City                                                                                              2,200                 --
                                                                                                       -------            -------
                                                                                                        29,500                300
                                                                                                       -------            -------
SAN JOAQUIN VALLEY
  Bakersfield                                                                                           59,300             29,000
  Stockton                                                                                              41,900
  Visalia                                                                                               32,200
  Selma                                                                                                  5,400
  Kern River Valley (Bodfish, Kernville, Lakeland, Mountain
     Shadows, Onyx, Squirrel Valley, South Lake and Wofford Heights)                                     4,100                500
  Antelope Valley (Fremont Valley, Lake Hughes, Lancaster and
     Leona Valley)                                                                                       1,300                500
                                                                                                       -------            -------
                                                                                                       144,200             30,000
                                                                                                       -------            -------
LOS ANGELES AREA
  East Los Angeles (including portions of
     the cities of Commerce and Montebello)                                                             26,500              2,700
  Hermosa Redondo (serving Hermosa Beach,
      Redondo Beach and a portion of Torrance)                                                          25,800             13,400
  Dominguez (Carson and portions of Compton, Harbor City,
     Long Beach, Los Angeles and Torrance)                                                              33,100
  Palos Verdes (including Palos Verdes Estates, Rancho Palos Verdes,
     Rolling Hills Estates and Rolling Hills)                                                           23,800
  Westlake (a portion of Thousand Oaks)                                                                  7,000
  Hawthorne (leased municipal system)                                                                                       6,100
                                                                                                       -------            -------
                                                                                                       116,200             22,200
                                                                                                       -------            -------
CALIFORNIA TOTAL                                                                                       434,400             57,200

NEW MEXICO (Albuquerque and Los Alamos)                                                                  4,100             23,000
WASHINGTON (Gig Harbor and near Olympia)                                                                14,400              3,900
                                                                                                       -------            -------

      COMPANY TOTAL                                                                                    452,900             84,100
                                                                                                       =======            =======

         Water Supply

         Cal Water obtains its water supply from wells, surface runoff or diversion, and by purchase from public agencies and other wholesale suppliers. Our supply has been adequate to meet consumption demands, however, during periods of drought some of our districts have experienced mandatory water rationing. California's rainy season usually begins in November and continues through March with December, January and February historically recording the most rainfall. During winter months, reservoirs and underground aquifers are replenished by rainfall. Snow accumulated in the mountains provides an additional water source when spring and summer temperatures melt the snowpack producing runoff into streams and reservoirs, and also replenishing underground aquifers.

         Washington receives rain in all seasons with the majority falling during winter months. Washington Water draws all its water supply by pumping from wells.

         New Mexico Water pumps all of its water supply from wells based on water rights owned by the Company. Rainfall occurs in all seasons, but is heaviest in the summer monsoon season.

         Our water business is seasonal in nature and weather conditions can have a pronounced effect on customer usage and thus our operating revenues and net income. Customer demand for water generally is lower during the normally cooler and rainy winter months. Demand increases in the spring when warmer weather returns and the rains end, and customers use more water for outdoor purposes, such as landscape irrigation. Warm temperatures during the generally dry summer months result in increased demand. Water usage declines during the fall as temperatures decrease and the rainy season begins.

         During years in which precipitation is especially heavy or extends beyond the spring into the early summer, customer demand can decrease from historic normal levels, generally due to reduced outdoor water usage. Likewise, an early start to the rainy season during the fall can cause a decline in customer usage and have a negative impact on revenue. When summer temperatures are cooler than normal, water usage is generally lower and can result in lower revenue and a reduction in our earnings. A warmer than normal summer can result in higher customer usage and an increase in our revenue.

         During years of less than normal rainfall, customer demand can increase as outdoor water usage continues into the fall and winter. When rainfall is below average for consecutive years, drought conditions can develop and certain customers may be required to reduce consumption to preserve available supply. As an example, California experienced a six-year period when rainfall was annually below historic average. The drought period ended with the winter of 1992-93. During that period some of our districts had water-rationing requirements imposed on their customers. In certain districts, penalties were collected from the customers who exceeded monthly allotments. During past drought periods, the CPUC has allowed modifications to our customer billings that provided us a means to recover a portion of revenue that was deemed lost due to conservation measures.

         As noted above, our Washington Water and New Mexico Water subsidiaries obtain their entire water supply from wells. Historically, about half of Cal Water's water supply is purchased from wholesale suppliers with the balance pumped from wells. During 2002, approximately 52 percent of the Cal Water supply was obtained from wells, 48 percent was purchased from wholesale suppliers and less than one percent was from surface supplies. Well water is generally less expensive and Cal Water strives to maximize the use of its well sources in districts where there is an option between well or purchased supply sources.

         Our four California water treatment plants (Bakersfield, Bear Gulch, Oroville and Redwood Valley) are designed to process 17 million gallons per day. Completion of the 20 million gallon per day Northeast Bakersfield surface water treatment plant during 2003 will increase the quantity of water we can produce from surface supplies. Water for operation of the plant will be drawn from the Kern River under a long-term contract with the City of Bakersfield. We will remove from service the small existing Bakersfield treatment plant when the new plant is placed in service.

         During 2002, we delivered 132 billion gallons of water to the Company's customers compared to 127 billion gallons in 2001. Our 2002 average daily water production was 352 million gallons, while the maximum single day production was 647 million gallons. By comparison, in 2001 our average daily water production was 348 million gallons and the maximum single day production was 663 million gallons.

         The following table shows the quantity of water we purchased in each California operating district during 2002.

                                          Supply
             District                     Purchased         Source of Purchased Supply
             --------                     ---------         --------------------------
         SAN FRANCISCO BAY AREA
             Mid-Peninsula                 100%             San Francisco Water Department
             South San Francisco            88%             San Francisco Water Department
             Bear Gulch                     91%             San Francisco Water Department
             Los Altos                      75%             Santa Clara Valley Water District
             Livermore                      70%             Alameda County Flood Control
                                                              and Water Conservation District

         SACRAMENTO VALLEY
             Oroville                       84%             Pacific Gas and Electric Co.
             Redwood Valley                 76%             County of Lake

         SAN JOAQUIN VALLEY

             Antelope/Kern                   8%             Antelope Valley East Kern WD
             Bakersfield                    14%             Kern County Water Agency
             Stockton                       58%             Stockton-East Water District

         LOS ANGELES AREA
             East Los Angeles               74%             Central Basin Municipal Water District
             Dominguez                      79%             West Basin and Central Basin Municipal
                                                              Water Districts
             Hawthorne                      87%             West Basin Municipal Water District
             Hermosa Redondo                91%             West Basin Municipal Water District
             Palos Verdes                  100%             West Basin Municipal Water District
             Westlake                      100%             Calleguas Municipal Water District


         The balance of our required supply for the above districts is obtained from wells, except in our Bear Gulch district where the balance is obtained from surface runoff from the local watershed. In our Bakersfield and Oroville districts, the water we purchase is from a surface supply. The surface sources are processed through our water treatment plants before being delivered to the distribution system.

         The Chico, Marysville, Dixon and Willows districts in the Sacramento Valley, the Salinas and King City districts in the Salinas Valley, and the Selma and Visalia districts in the San Joaquin Valley obtain their entire supply from wells.

         Our purchases for the Los Altos, Livermore, Oroville, Stockton and Bakersfield districts are pursuant to long-term contracts expiring on various dates after 2011.

         The water supplies we purchase for the Dominguez, East Los Angeles, Hermosa-Redondo, Palos Verdes and Westlake districts, and the City of Hawthorne system are provided by public agencies pursuant to an obligation of continued non-preferential service to purveyors within the agencies' boundaries.

         Purchases for the South San Francisco, Mid-Peninsula and Bear Gulch districts are in accordance with long-term contracts we have with the San Francisco Water Department (SFWD) expiring on June 30, 2009.

         We anticipate that we will be able to renew each of the water supply contracts as they expire. The price of wholesale water purchases is subject to pricing changes imposed by the various wholesale suppliers. Price changes are generally beyond our control. We expect that we will be allowed to recover the wholesale water suppliers' rate increases in customer future rates, although recovery is subject to a decision by the CPUC.

         Shown below are wholesaler price rates and increases that became effective for our operating districts in 2002, and estimated wholesaler price rates changes for 2003.

                               2002                                       2003
                              ------                                     ------
                  Effective   Percent                       Effective    Percent
   District        Month      Change      Unit Cost          Month       Change      Unit Cost
   --------        -----      ------      ---------          -----       ------      ----------
Antelope/Kern                    0.0%        $170/af           July       29.4%         $220/af
Bakersfield                      0.0%         137/af           July       13.1%          155/af
Bear Gulch                       0.0%       0.88/ccf           July       22.0%        1.03/ccf
Dominguez                        0.0%         528/af           Jan.        0.8%          532/af
East Los Angeles                 0.0%         478/af           Jan.        0.8%          482/af
Hawthorne                        0.0%         528/af           Jan.        0.8%          532/af
Hermosa Redondo                  0.0%         528/af           Jan.        0.8%          532/af
Livermore            Jan.        1.7%      1.258/ccf           Jan.        2.5%       1.290/ccf
Los Altos            July        2.4%         420/af           July        8.3%          455/af
Oroville                         0.0%      69,200/yr           Jan.        8.4%       75,000/yr
Palos Verdes                     0.0%         528/af           Jan.        0.8%          532/af
Mid Peninsula                    0.0%       0.88/ccf           July       22.0%        1.03/ccf
Redwood Valley       May        13.2%       41.88/af           May         5.1%        44.00/af
So. San Francisco                0.0%       0.88/ccf           July       22.0%        1.03/ccf
Stockton             April     -18.4%     233,346/mo           April      46.6%      342,146/mo
Westlake             Jan.        1.2%         560/af           Jan.        0.7%          564/af

af = acre foot;           ccf = hundred cubic feet;
yr = fixed annual cost;   mo = fixed monthly cost

         While the water supply outlook for 2003 is good, California faces long-term water supply challenges. We actively work to meet the water supply challenges by continuing to educate our customers on responsible water use practices, particularly in the districts with conservation programs approved by the CPUC.

         Rainfall throughout our service areas for the 2002-2003 season is near normal as of March 14, 2003, as is the mountain snowpack. Water levels in underground aquifers that provide supply to our districts served by well water improved in recent years due to above average rainfall and most regions have recorded positive changes in groundwater levels during that period. Regional groundwater management planning continues as required. Existing laws provide a mechanism for local agencies to maintain control of their groundwater supply. We continually update water supply long range projections and work with local wholesale suppliers to ensure an adequate future supply to meet our customers' needs.

         For a number of years, we have worked with the Salinas Valley water users and the Monterey County Water Resources Agency (MCWRA) to address seawater intrusion into the water supply for the Salinas district. MCWRA completed construction of the Castroville Seawater Intrusion Project in 1998. This project is designed to deliver up to 20,000 acre feet of recycled water annually to agricultural users in the nearby Castroville area. It is intended to help mitigate seawater intrusion into the region by reducing the need to pump groundwater. To date, the project has produced marginal results.

         We continue working with the City and County of San Francisco and the cities of San Bruno and Daly City, to prepare a groundwater management plan for the Westside Basin from which our South San Francisco district pumps a portion of its supply. The plan will address a protest that has been filed concerning the extraction of water by pumping from this local basin. Our pumping levels have remained within a consistent range.

         Additionally, we worked with the City of San Francisco in its development of a long-range water supply master plan for the entire area to which the SFWD is the wholesale water supplier. Our South San Francisco, Mid-Peninsula and Bear Gulch districts are included in SFWD service area. The plan has been completed, but no further action has taken place. Cal Water also signed a two year conjunctive use agreement with the City and County of San Francisco regarding the South San Francisco district well supply. When available, the City and County of San Francisco will provide surplus water to us at a reduced price. In exchange, we will not operate our South San Francisco wells. The agreement is intended to assist in protecting the local underground water basin.

         Nonregulated Operations

         Our nonregulated operations include full service operation and maintenance of water systems for cities and private owners, operation of recycled water systems, utility billing services, laboratory services, water rights brokering, sales of surplus properties and leases of antenna sites.

         Nonregulated revenue that we receive from water system operations is generally determined on a fee per customer basis. With the exception of our agreement for operation of the City of Hawthorne water system, revenue and expenses from nonregulated operations are accounted for in other income on a pretax basis. We include revenue and expenses for the City of Hawthorne lease in operating revenue and operating expenses because the Company is entitled to retain all customer billings and is generally responsible for all operating expenses.

         We operate  municipally  owned water  systems  under  contract  for the cities of Bakersfield, Commerce and Montebello, and for numerous private water company systems in the Antelope Valley, Bakersfield, Livermore, Kern, Redwood Valley, Salinas and Visalia districts. In Washington, we operate numerous private water systems under contract arrangements. We also operate wastewater collection systems in Bakersfield and Livermore. With the exception of the 15-year Hawthorne lease discussed below, the terms of the operating agreements range from one-year to three-year periods with provisions for renewals. We signed the first operating agreement in 1977 with the City of Bakersfield .

         In the Los Angeles Basin, we operate recycled water distribution systems for the West Basin and Central Basin municipal water districts. Our engineering department also provides services for these two recycled water systems.

         Under an agreement with the City of Menlo Park, we provide contract meter reading, billing and customer service for the city's water customers. Meter reading is performed under contract between us and the City of Manhattan Beach in California and in New Mexico for the County of Los Alamos. We also provide sewer and/or refuse billing services to seven municipalities.

         Since February 1996, we have operated the City of Hawthorne's 6,100 account water system under terms of a 15-year agreement between the city and us. The system which is located near our Hermosa-Redondo district serves about half of Hawthorne's population. The lease required us to make an up-front $6.5 million lease payment to the City which we are amortizing over the lease term. Additionally, we make annual lease payments to the City of $100,000 indexed to changes in water rates. Under the lease agreement, we are responsible for all aspects of system operation and capital improvements, although title to the system and system improvements reside with the City. At the end of the lease, the city is required to reimburse us for the unamortized value of capital improvements we made during the term of the lease. In exchange, we receive all revenue from the water system which amounted to $5.1 million in 2002.

         During 1997, we signed an agreement with the Rural North Vacaville Water District near our Dixon district to design and build a water distribution system. Construction of the system has been completed and we began operating the system in February 2003 under a contract with the water district. The new system will initially provide water to about 300 customers.

         We lease 55 antenna sites to telecommunication companies which place equipment at various operating properties. Individual lease payments range from $700 to $2,600 per month. The antennas are used in cellular phone and personal communication applications. We continue to negotiate new leases for similar uses.

         We provide laboratory services to San Jose Water Company and Great Oaks Water Company, and for the systems that we serve under operation and maintenance agreements, and for numerous small water systems.

         Utility Plant Construction Program

         We continually extend, enlarge and replace our facilities as required to meet increasing demands and to maintain the water systems. We obtain construction financing from operations, short-term bank borrowings, advances for construction and contributions in aid of construction that are funded by developers. The amounts received from these sources are shown in our "Statement of Cash Flows" on page 40 of the Company's 2002 Annual Report which is incorporated into this document by reference. Advances for construction are cash deposits from developers for construction of water facilities or water facilities deeded from developers. The advances are generally refundable without interest over a period of 40 years by equal annual payments. Contributions in aid of construction consist of nonrefundable cash deposits or facilities transferred from developers, primarily for fire protection and relocation projects. We cannot control the amount received from developers which fluctuates from year to year as the level of construction activity carried on by developers varies. It is impacted by the demand for housing, commercial development and general business conditions, including interest rates.

         The 2003 Company-funded construction budget is $51.7 million, exclusive of additions and improvements financed through advances for construction and contributions in aid of construction. It includes $4.5 million for the fifth year of our five-year program to construct a water treatment plant to accommodate growth and meet water quality standards in our Bakersfield district. Construction of the plant is proceeding on-time and on-budget. Over the five-year period, we estimate the plant and related pumping and pipeline facilities will cost $49.0 million. The 2003 budget categories are: $6.1 million for land and structures, $9.6 million for water treatment, $11.2 million for new and replacement water mains, $12.1 million for new wells, pumping equipment and storage facilities, $5.9 million for services and meters, and $6.8 million for vehicles and equipment. We plan to fund the budget with funds from operations, short-term bank borrowings, and long-term debt and equity financing. New subdivision construction will be financed by developers' non-refundable contributions in aid of construction and refundable advances for construction.

         The 2002 construction budget was $77.7 million, exclusive of additions and improvements financed through advances for construction and contributions in aid of construction. The budget was for the following areas: land and structures, $4.1 million; wells, pumping and storage facilities, $10.7 million; water treatment and purification equipment, $29.6 million; distribution systems $17.3 million; services and meters, $6.2 million; other equipment, $9.8 million. The budget included significant expenditures for water treatment and distribution facilities, especially in connection with the water treatment plant being constructed in our Bakersfield district.

         In 1996, Congress enacted legislation which exempted from taxable income proceeds received from developers to fund advances for construction and contributions in aid of construction, except payments for installation of services. Services represent about 20% of the deposits we receive from developers. The legislation also provided that water utility plant additions be depreciated for federal tax purposes on a straight-line 25-year life basis. In 2000, developer deposits for fire protection services were also exempted from tax. The federal tax exemption of developer payments reduces our cash flow requirements for income tax payments.

         Sale of Surplus Real Properties

         When properties are no longer used and useful for public utility purposes, we are no longer allowed to earn a return on our investment in the property in the regulated business. The surplus property may be transferred out of the regulated subsidiary and can be offered for sale. Income from the sale of surplus properties depends not only on changes in operations, but also on local real estate market conditions. In 2002, we sold four surplus properties for a pretax gain of $2,980,000. In 2001, we sold two surplus properties for a pretax gain of $3,864,000.

         As discussed in Management's Discussion and Analysis of Results of Operations and Financial Condition, the administrative law judge assigned to Cal Water's 2001 GRC proceedings has drafted a proposed decision suggesting a change in the rate-setting practice regarding the treatment of gains on the sale for surplus property. If the proposals were adopted by the CPUC, they would have a detrimental impact on the Company's surplus real estate sales program. The draft proposed decision on treatment of gains on sale of properties could result in a reduction of earnings and the rate base on which the CPUC determines the Cal Water's future earnings. However, because this is only a draft that does not recommend specific actions, we cannot predict the final outcome of this matter. Since 1997, we have recorded $10.4 million in pretax gains under the surplus property sale program.

         California Energy Situation

         The California energy crisis has been well publicized. In response to supply shortages, electric power rates have increased significantly. Our purchased power costs increased $1.8 million in 2002, $6.0 million in 2001 and $0.7 million in 2000. The 2002 cost increase was caused by a 5% increase in well production and higher electric rates paid through May 2002 compared to 2001's electric rates. The 2001 increase was primarily the result of an average 48% increase in the electric rates we paid in California. The purchased power cost increase in 2000 was due mainly to a 3% increase in water production.

         There is still uncertainty about the state's ability to avoid future rolling electric blackouts, however, we did not experience any electric blackout during 2002. We will continue our efforts to use power as efficiently as possible and at the lowest cost to our customers. We maintain backup power systems to continue water service to our customers if the power companies' supplies are interrupted. Many of our wellsites are equipped with emergency electric generators. The generators are designed to produce electricity to keep the wells operating during power outages. Storage tanks also provide customers with water during blackout periods.

         Security at Company Facilities

         As a result of the September 11, 2001 terrorist attacks in New York, Washington, D.C. and Pennsylvania, we have heightened security at our facilities and taken added precautions to safeguard our employees and the water we deliver to our customers. While we do not make public comments about the details of our security programs, we have been in contact with federal, state and local law enforcement agencies to coordinate and improve water delivery systems security. We have also assigned a high priority to completing work necessary to comply with new Environmental Protection Agency requirements concerning security of water facilities. This effort encompasses all of our operations.

         Quality of Water Supplies

         We maintain operating practices to produce potable water in accordance with acceptable water utility practices. Water entering the distribution systems from surface sources is treated in compliance with federal and state Safe Drinking Water Act (SWDA) standards. Most well supplies are chlorinated for disinfection. Water samples from each water system are analyzed on a regular, scheduled basis in compliance with regulatory requirements. The Company operates a state certified water quality laboratory at its San Jose General Office facility that provides testing for most California operations. Certain tests in California are contracted with independent certified labs qualified under the Environmental Laboratory Accreditation Program. Local independent state certified labs provide water sample testing for the Washington and New Mexico districts.

         In recent years, federal and state water quality regulations have continued to increase water testing requirements. Changes in the SDWA, which are expected to bring treatment costs more in line with the actual public health threats posed by contaminants, were enacted by Congress during 1996. The SDWA continues to be amended to reflect new public health concerns. We monitor water quality and upgrade our treatment capabilities to maintain compliance with the various regulations continues. These activities include:

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

         Our operating companies, Cal Water, New Mexico Water and Washington Water are regulated public utilities, providing water service within filed service areas approved by the commissions. New Mexico Water also provides regulated wastewater services. Under California laws, no privately owned public utility may compete within any service territory that we already serve without first obtaining a certificate of public convenience and necessity from the CPUC. Issuance of such a certificate would only be made upon finding that our service is deficient. To our knowledge, no application to provide service to an area we serve has been made.

         California law provides that whenever a public agency constructs facilities to extend a utility system into the service area of a privately owned public utility, such an act constitutes the taking of property and requires reimbursement to the utility for its loss. Further, the state's constitution and statutes allows municipalities, water districts and other public agencies to own and operate water systems. These agencies are empowered to condemn properties already operated by privately owned public utilities. The agencies are also authorized to issue bonds, including revenue bonds, for the purpose of acquiring or constructing water systems. However, if a public agency were to acquire utility property by eminent domain action, the utility would be entitled to just compensation for its loss. To our knowledge, no municipality, water district or other public agency is contemplating or has any action pending to acquire or condemn any of our systems.

         In recent years, consolidation within the water industry has accelerated. A number of publicly traded water companies have been acquired or merged into larger domestic companies. Several acquisitions of publicly traded companies have also been completed by much larger foreign companies. We have participated in the industry consolidation by acquiring Dominguez Services Corporation and by expanding our operations into Washington and New Mexico, by making other small acquisitions and pursuing expansion of our nonregulated operations. In 2002, we also agreed to acquire a water system on the island of Maui in Hawaii. The Hawaii acquisition is expected to close in 2003. We intend to continue pursuit of opportunities to expand our business in the western United States.

         Environmental Matters

         Our operations are subject to environmental regulation by various governmental authorities. Issues related to water quality are discussed under the Management's Discussion and Review section of the 2002 Annual Report to stockholders.

         Our environmental affairs program is designed to provide compliance with underground and above ground fuel storage tank regulations, hazardous materials management plans, hazardous waste regulations, air quality permitting requirements, wastewater discharge limitations, and employee safety issues related to hazardous materials. We are actively involved in the formulation of air quality standards related to water utilities. Also, we are proactive in looking to alternative technologies in meeting environmental regulations and continuing the traditional practices of water quality.

         Human Resources

         At year-end 2002, we had 802 employees, including 12 employees who were added in New Mexico with the acquisition of Rio Grande Utility Corporation. At the end of 2001, there were 783 employees and at the end of 2000, 797 employees. In California, most non-supervisory employees are represented by the Utility Workers Union of America, AFL-CIO, except certain engineering and laboratory employees are represented by the International Federation of Professional and Technical Engineers, AFL-CIO. In December 2002, the Company successfully negotiated new three-year agreements with both unions covering 2003 through 2005. Wage increases under the new agreements will be 1% in 2003, 1.5% in 2004 and 2% in 2005. Improvements in employee benefit plans were also negotiated. Employees at Washington Water and New Mexico Water do not belong to unions.

d. Financial Information about Foreign and Domestic Operations and Export Sales.

         We make no export sales.

Item 2. Properties.

         Our physical properties consist of offices and water systems to accomplish the production, storage, purification and distribution of water. These properties are located in or near our Geographic Service Areas listed above under section Item 1.c. entitled "Narrative Description of the Business." Our general office, which houses accounting, engineering, information systems, human resources, purchasing, regulatory, water quality and executive staffs is located in San Jose, California. All properties are maintained in good operating condition.

         The real properties that we own are held in fee simple title. Properties owned by Cal Water are subject to the indenture securing first mortgage bonds of which $84.7 million remained outstanding at December 31, 2002. Washington Water has long-term bank loans totaling $3.5 million that are secured primarily by utility plant. New Mexico Water has outstanding bank loans totaling $2.4 million which are secured by utility plant.

         We own 623 wells and operate ten leased wells. There were 376 storage tanks with a capacity of 246 million gallons and two reservoirs located in the Bear Gulch and Oroville districts with a capacity of 220 million gallons. There are 5,200 miles of supply and distribution mains in the various systems.

         In the leased City of Hawthorne system or in systems that we operate under contract for municipalities or private companies, title to the various properties is held exclusively by the municipality or private company.

Item 3. Legal Proceedings.

         In 1995, the State of California's Department of Toxic Substances Control (DTSC) named the Company as a potential responsible party for cleanup of a toxic contamination plume in the Chico groundwater. The toxic spill occurred when cleaning solvents, which were discharged into the city's sewer system by local dry cleaners, leaked into the underground water supply due to breaks in the city's sewer pipes. The DTSC contends that the Company's responsibility stems from our operation of wells in the surrounding vicinity that caused the contamination plume to spread. While the Company intends to cooperate with the cleanup effort, it denies any responsibility for the contamination or the resulting cleanup and intends to vigorously resist any action that may be brought against it. The Company has negotiated with DTSC regarding dismissal of the Company from the claim in exchange for the Company's cooperation in the cleanup effort. However, no agreement was reached with DTSC regarding dismissal of the Company from the DTSC action. In December 2002, the Company was named along with other defendants in a two lawsuits filed by DTSC for the cleanup of the plume. The suits assert that the defendants are jointly and severally liable for the estimated cleanup costs of $8.69 million. The Company believes that it has insurance coverage for these claims and that if it were ultimately held responsible for a portion of the cleanup costs, there would not be a material adverse effect on the Company's financial position or results of operations.

         In December 2001, the Company and several other defendants were served with a lawsuit by the estate and immediate family members of a deceased employee of a pipeline construction contractor. The contractor's employee had worked on various Company projects over a number of years. The plaintiffs allege that the Company and other defendants are responsible for an asbestos-related disease that is claimed to have caused the death of the contractor's employee. The complaint seeks damages in excess of $50,000, in addition to unspecified punitive damages. The Company denies responsibility in the case and intends to vigorously defend itself. Pursuant to an indemnity provision in our contracts between the contractor and the Company, the contractor has accepted liability for the claim against the Company and is reimbursing the Company for its defense costs.

         In July 2002, the Company was served with a lawsuit in state court naming it as one of several defendants for damages alleged to have resulted from waste oil contamination in the Company's drinking water. The suit did not specify a dollar amount. The Company does not believe that the complaint alleges any facts under which it may be held liable. The Company has filed a motion to dismiss the suit on various grounds. The Court has not ruled on the Company's motion. The Company intends to vigorously defend the suit. In 2000, the same plaintiff in this action brought a suit against the Company in federal court with similar allegations concerning drinking water contamination. That suit was dismissed, however, the Court did not bar the plaintiff from filing an amended complaint. The Company's insurance carrier is paying for legal defense costs and the Company believes that its insurance policy will cover all costs related to this matter.

         The Company is required to report each water system acquisition to the CPUC. In February 2003, the CPUC`s Office of Ratepayer Advocates recommended that the Company be fined up to $9,600,000 and refund $470,000 in revenue for failing to report two acquisitions as required by the CPUC's rules. One acquisition was completed on June 25, 1997 prior to adoption of the reporting requirement by the CPUC; the other was inadvertently not reported. The Company purchased the two water systems, which serve 283 customers, for approximately $140,000. The staff's recommendation does not challenge the level of service provided or amounts charged for water service to the customers; it is based solely on the fact that the Company failed to report the acquisitions to the CPUC. The Company is preparing our response. The Company believes that the Office of Ratepayer Advocates' recommended penalties will be substantially reduced when this matter is considered by the full CPUC.

         Periodically we are involved in other proceedings or litigation arising in the ordinary course of business. We do not believe that the ultimate resolution of these matters will materially affect our financial position, results of operations or cash flows.

Item 4. Submission of Matters to a Vote of Security Holders.

         No matters were submitted to a vote of security holders in the fourth quarter of 2002.

Executive Officers of the Registrant

Name                        Positions and Offices with California Water Service Group                Age
----                        ---------------------------------------------------------                ---
Robert W. Foy               Chairman of the Board since January 1, 1996.  A director since           66
(1)                         1977. Formerly President and Chief Executive Officer of Pacific
                            Storage Company, a diversified transportation and
                            warehousing company serving Stockton, Modesto,
                            Sacramento, San Jose, Vallejo, and Merced
                            California, where he had been employed for 32 years.

Peter C. Nelson             President and Chief Executive Officer since February 1, 1996.            55
(2)                         Formerly Vice President, Division Operations (1994-1995) and
                            Region Vice President (1989-1994), Pacific Gas &
                            Electric Company, a gas and electric public utility.

Richard D. Nye              Vice President, Chief Financial Officer and Treasurer since              48
(1)                         March 2003. Formerly Acting Chief Financial Officer (2001 - 2002)
                            and Vice President of Finance and Administration (1998 - 2002) of
                            Cornerstone Propane Partners, L.P., a propane distribution company,
                            Previosly served in various finance management positions with
                            Frito-Lay, Inc., a snack food company (1989 to 1998).

Paul G. Ekstrom             Corporate Secretary since August 1996; Operations                        50
(3)                         Coordinator, 1993 to 1996; District Manager, Livermore,
                            1988 to 1993; previously served in various field
                            management positions since 1979; an employee since
                            1972.

Calvin L. Breed             Controller, Assistant Secretary and Assistant Treasurer since            47
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

(4)      holds the same position with California Water Service Company

Name                        Positions and Offices with California Water Service Company              Age
----                        -----------------------------------------------------------              ---
Francis S. Ferraro          Vice President, Regulatory Matters and Corporate Development              53
(1)                         since May 2001; Vice President, Regulatory Matters, August 1989
                            to May 2001. Employed by the California Public
                            Utilities Commission for 16 years, including 1985
                            through 1989 as an administrative law judge.

Robert R. Guzzetta          Vice President, Engineering and Water Quality since August 1996;          49
(2)                         Chief Engineer, 1990 to 1996; Assistant Chief Engineer, 1988 to
                            1990; various engineering department positions since 1977.

Christine L. McFarlane      Vice President, Human Resources since August 1996; Director               56
                            of Human Resources, 1991 to 1996; Assistant Director of
                            Personnel, 1989 to 1991; an employee since 1969.

Dan L. Stockton             Vice President, Information Systems since April 2001;                     58
                            from 1991 to 2001 he served as Chief Operating Officer of
                            Great Oaks Water Company, ( years).

Raymond H. Taylor           Vice President, Operations since April 1995; Vice President and           57
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

(2)      Also, Vice President, Engineering with CWS Utility Services.

Name                        Positions and Offices with Washington Water Service Company Age
----                        ---------------------------------------------------------------
Michael P. Ireland          President since December 1999; previously President of Harbor Water       49
                            Company, Gig Harbor, Washington from 1985 to 1999.

                            Positions and Offices with New Mexico Water Service Company               59
                            -----------------------------------------------------------
Robert                      J. Davey President since July 2002; also President
                            and Chief Executive Officer of Valley Improvement
                            Association, a nonprofit landowners association,
                            1985 to Present. He was President and Treasurer of
                            Rio Grande Utility Corporation, a subsidiary of
                            Valley Improvement Association, 1988 to Present.

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

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Matters

         The information required by this item is contained in the section captioned "Quarterly Financial Data" on page 55 of the Company's 2002 Annual Report and is incorporated herein by reference.

Item 6.  Selected Financial Data.

         The information required by this item is contained in the section captioned "Ten-Year Financial Review" on pages 18 and 19 of the Company's 2002 Annual Report and is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         The information required by this item is contained in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations," on pages 20 through 35 of the Company's 2002 Annual Report and is incorporated herein by reference.

Item 7A  Quantitative and Qualitative Disclosures About Market Risk

         The information required by this item is contained in the section captioned "Financial Risk Management" on pages 33 and 34 of the Company's 2002 Annual Report and is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data.

         The information required by this item is contained in the sections captioned "Consolidated Balance Sheet", "Consolidated Statement of Income", "Consolidated Statement of Common Stockholders' Equity and Comprehensive Income", Consolidated Statement of Cash Flows", "Notes to Consolidated Financial Statements" and "Independent Auditors' Report" on pages 36 through 55 of the Company's 2002 Annual Report and is incorporated herein by reference. The 2002 Annual Report to Stockholders is included with this report as Exhibit 13.1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

         The information required by this item as to directors of the Company is contained in the section captioned "Board Structure" and is included on page 8 of the 2003 Proxy Statement, and in the section captioned Proposal No. 1 - Election of Directors" on pages 10 through 12 of the 2003 Proxy Statement and is incorporated herein by reference. Information regarding executive officers of the Company is included in a separate item captioned "Executive Officers of the Registrant" contained in Part I of this report.

Item 11. Executive Compensation.

         The information required by this item as to directors of the Company is included under the caption "Director Compensation Arrangements" on page 9 of the 2003 Proxy Statement and is incorporated herein by reference. The information required by this item as to compensation of executive officers, including officers who are directors, is included under the captions "Executive Compensation" and "Report of the Compensation Committee of the Board of Directors on Executive Compensation" on page 15 through 21 of the 2003 Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

         The information required by this item is contained in the section captioned "Stock Ownership of Management and Certain Beneficial Owners" on pages 13 and 14 of the 2003 Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions.

         None.

Item 14. Controls and Procedures

  (a)    Evaluation of Disclosure Controls and Procedures

         Under the supervision of the Company's chief executive officer and chief financial officer, and with the participation of other senior management, the Company conducted an evaluation of the effectiveness of the design and operation of the disclosure controls and procedures as defined by Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934. The evaluation was completed within 90 days of the filing of this report (Evaluation Date). Based on the evaluation, the chief executive officer and chief financial officer concluded that as of the Evaluation Date the disclosure controls and procedures were adequate and effective, and that the material information required to be included in this report, including information from the Company's consolidated subsidiaries, was properly recorded, processed, summarized and reported, and was made known to the chief executive officer and chief financial officer by others within the Company in a timely manner, particularly during the period when this annual report on Form 10-K was being prepared.

  (b)    Change in Internal Controls

         In addition, there were no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date. We have not identified any significant or material weaknesses in our internal controls, and therefore there were no corrective actions taken.

                                     PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)      As part of this Form 10-K, the following documents are being filed:

         1.       Financial Statements:

                  Consolidated Balance Sheet as of December 31, 2002 and 2001.

                  Consolidated Statement of Income for the years ended December 31, 2002, 2001 and 2000.

                  Consolidated Statement of Common Stockholders' Equity and Comprehensive Income for the years ended December 31, 2002, 2001 and 2000.

                  Consolidated Statement of Cash Flows for the years ended December 31, 2002, 2001 and 2000.

                  Notes to Consolidated Financial Statements, December 31, 2002, 2001 and 2000.

                  Independent Auditors' Report.

                  The above financial statements are contained in sections bearing the same captions on pages 36 through 55 of the Company's 2002 Annual Report to stockholders which is filed with this Form 10-K and incorporated by reference. Refer to
                  Exhibit 13.1 of this Form 10-K.

         2.       Financial Statement Schedules: Independent Auditors' Report.

                  Schedule II - Valuation and Qualifying Accounts for the years ending December 31, 2002, 2001 and 2000.

                  All other schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or related notes to the financial statements.

         3.       Exhibits required to be filed by Item 601 of Regulation S-K:

                  The Exhibit Index on page 32 of this Form 10-K is incorporated herein by reference.

                  The exhibits filed as part of this Form 10-K are attached, unless otherwise indicated. The exhibits listed in the Exhibit Index that are not filed with this Form 10-K were previously filed with the Securities and Exchange Commission as indicated and are hereby incorporated by reference.

(b)      Reports on Form 8-K.

                  No reports were filed on Form 8-K during the quarter ended December 31, 2002.

(c)      Exhibits required to be filed by Item 601 of Regulation S-K.

                  Refer to item (a) 3 above and the Exhibit Index on page 32 of this Form 10-K.

(d)      Additional Financial Statement Schedules.

                  No filings are required under this item.

                          Independent Auditors' Report

The Board of Directors
California Water Service Group:

Under date of January 29, 2003, except as to Note 16, which is as of February 28, 2003, we reported on the consolidated balance sheet of California Water Service Group and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of income, common stockholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2002, as contained in the 2002 annual report to stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 2002. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule as listed in the index appearing under Item 15(a)(2). This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                            /s/ KPMG LLP

Mountain View, California
January 29, 2003, except as to Note 16, which is as of February 28, 2003

                                                                     Schedule II
                 CALIFORNIA WATER SERVICE GROUP AND SUBSIDIARIES
                        Valuation and Qualifying Accounts

                                                                                     Additions
                                                                               ----------------------
                                                                 Balance at   Charged to    Charged to                      Balance
                                                                 Beginning    costs and       other                         at end
               Description                                       Of period     expenses      accounts       Deductions     of period
               -----------                                       ---------     --------      --------       ----------     ---------
For the year Ended December 31, 2002
          Reserves deducted from applicable balance
            sheet assets:
               Allowance for doubtful accounts                    $224,000     $480,000     $ 82,822(3)     $440,521(1)     $180,657
               Allowance for obsolete materials and supplies        75,008       48,000           --          32,724(2)       90,282
                                                                  ========     ========     ========        ========        ========

For the year Ended December 31, 2001
          Reserves deducted from applicable balance
            sheet assets:
               Allowance for doubtful accounts                    $180,658     $648,000     $169,471(3)     $774,128(1)     $224,000
               Allowance for obsolete materials and supplies       126,608       48,000       75,701         175,302(2)       75,008
                                                                  ========     ========     ========        ========        ========

For the year Ended December 31, 2000
          Reserves deducted from applicable balance
            sheet assets:
               Allowance for doubtful accounts                    $419,847     $598,608     $ 91,579(3)     $929,376(1)     $180,658
               Allowance for obsolete materials and supplies       100,297       68,939           --          42,628(2)      126,608
                                                                  ========     ========     ========        ========        ========

Notes:

(1)      Accounts written off during the year.

(2)      Expenditures and other charges made during the year

(3)      Recovery of amounts previously charged to reserve

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           CALIFORNIA WATER SERVICE GROUP


Date: March 24, 2003                       By /s/ Peter C. Nelson
                                           PETER C. NELSON,
                                           President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Date: February 26, 2003                    /s/ Robert W. Foy
                                           ROBERT W. FOY
                                           Chairman, Board of Directors

Date: February 26, 2003                    /s/ Douglas M. Brown
                                           DOUGLAS M. BROWN
                                           Member, Board of Directors

Date: February 26, 2003                    /s/ Edward D. Harris, Jr.
                                           EDWARD D. HARRIS, JR., M.D.
                                           Member, Board of Directors

Date: February 26, 2003                    /s/ Richard P. Magnuson
                                           RICHARD P. MAGNUSON
                                           Member, Board of Directors

Date: February 26, 2003                    /s/ Linda R. Meier
                                           LINDA R. MEIER
                                           Member, Board of Directors

Date: February 26, 2003                    /s/ Peter C. Nelson
                                           PETER C. NELSON
                                           President and Chief Executive
                                           Officer, Principal Executive Officer
                                           Member, Board of Directors

Date: February 26, 2003                    /s/ Langdon W. Owen
                                           LANGDON W. OWEN
                                           Member, Board of Directors

Date: February 26, 2003                    /s/ George A. Vera
                                           GEORGE A. VERA
                                           Member, Board of Directors

Date: March 24, 2003                        /s/ Richard D. Nye
                                            RICHARD D. NYE
                                            Vice President, Chief Financial
                                            Officer and Treasurer;
                                            Principal Financial Officer

Date: March 24, 2003                        /s/ Calvin L. Breed
                                            CALVIN L. BREED
                                            Controller, Assistant Secretary and
                                            Assistant Treasurer;
                                            Principal Accounting Officer

                                 CERTIFICATIONS

I, Peter Nelson, President and Chief Executive Officer of California Water Service Group, certify that:

      1. I have reviewed this annual report on Form 10-K of California Water Service Group;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statement were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

            a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

            b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

            c. Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

            a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  March 24, 2003                      By: /s/ Peter C. Nelson
                                           PETER C. NELSON
                                           President and Chief Executive Officer
                                           California Water Service Group

                                 CERTIFICATIONS

I, Richard D. Nye, Chief Financial Officer of California Water Service Group, certify that:

      1. I have reviewed this annual report on Form 10-K of California Water Service Group;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statement were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

            a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

            b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

            c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

            a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  March 24, 2003
                                            By: /s/ Richard D. Nye
                                            RICHARD D. NYE
                                            Chief Financial Officer
                                            California Water Service Group

                 (all page references will be updated at filing)

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

2.       Plan of Acquisition, Reorganization, Liquidation or
         Succession:

         2.1      Agreement   of  Merger   by  and   between                  32
                  California   Water   Service   Group   and
                  California  Water Service Company creating
                  a  holding  company  corporate   structure
                  (Filed as Exhibit A of the 1999 California
                  Water Service Company Proxy Statement)

         2.2      Agreement and Plan of Reorganization among                  32
                  California Water Service Group, California
                  Water   Service   Company  and   Dominguez
                  Services  Corporation  dated  November 13,
                  1998, and Amendment No. 1 to the Agreement and Plan of Reorganization (Appendix A and
                  Appendix B, respectively, to Amendment No.
                  1 to Form S-4 filed April 2, 1999)

3.       Articles of Incorporation and By-laws:

         3.1      Certificate of Incorporation of California                  32
                  Water Service Group (Filed as Exhibit B of the 1999 California Water Service Company
                  Proxy Statement)

         3.2      Restated   By-laws  of  California   Water                  32
                  Service  Group as amended  on January  26,
                  2000   (Exhibit  E-2  to  Form  8-K  filed
                  February 3, 2000)

4. Instruments Defining the Rights of Security Holders of California Water Service Company, including
         Indentures:

         4.1      Certificate    of     Determination     of                  32
                  Preferences for Group's Series C Preferred
                  Stock (Exhibit 3.2 to Form 10-K for fiscal year 1987)

         4.2      Shareholder   Rights  Plan;  an  agreement                  32
                  between California Water Service Group and
                  BankBoston,   N.A.,  rights  agent,  dated
                  January 28, 1998 (Exhibit 1 to Form 8-A and Exhibit 1 to Form 8-K dated February
                  13, 1998)

         4.3      Certificate    of     Determination     of                  32
                  Preferences for Group's Series D Preferred
                  Stock (Exhibit A to the Shareholder Rights
                  Plan,  an  agreement  between   California
                  Water Service Group and BankBoston, N.A., rights agent, dated January 28, 1998 filed as Exhibit 1 to Form 8-A and Exhibit 1 to
                  Form 8-K dated February 13, 1998)

         4.4      Certificate  of  Determination   regarding                  33
                  Series D Participating  Preferred  Shares.
                  These   shares   are   relative   to   the
                  Shareholder   Rights  Plan  and  would  be
                  issued if the rights plan were  triggered.
                  This is a revised filing at the California
                  Secretary of State's request in a revised form (Exhibit 10.19 to Form 10Q for the quarter ending September 30, 1998)

         4.5      Thirty-fourth Supplemental Indenture dated                  33
                  as of  November  1, 1990,  covering  First
                  Mortgage 9.86% Bonds,  Series CC. (Exhibit
                  4 to Form 10-K for fiscal year 1990)

         4.6      Thirty-sixth  Supplemental Indenture dated                  33
                  as of May 1, 1993, covering First Mortgage
                  7.90%  Bonds  Series EE (Exhibit 4 to Form
                  10-Q dated June 30, 1993)

         4.7      Thirty-seventh    Supplemental   Indenture                  33
                  dated as of  September  1, 1993,  covering
                  First  Mortgage  6.95%  Bonds,  Series  FF
                  (Exhibit  4 to Form 10-Q  dated  September
                  30, 1993)

         4.8      Thirty-eighth Supplemental Indenture dated                  33
                  as of October  15,  1993,  covering  First
                  Mortgage 6.98% Bonds, Series GG (Exhibit 4
                  to Form 10-K for fiscal year 1994)

         4.9      Note  Agreement  dated  August  15,  1995,                  33
                  pertaining  to  issuance  of  $20,000,000,
                  7.28% Series A Unsecured Senior Notes, due
                  November 1, 2025 (Exhibit 4 to Form 10-Q dated September 30, 1995)

         4.10     Note   Agreement   dated  March  1,  1999,                  33
                  pertaining  to  issuance  of  $20,000,000,
                  6.77% Series B Unsecured Senior Notes, due
                  November 1, 2028 (Exhibit 4.1 to Form 10-K dated December 31, 1999)

         4.11     First  Supplement dated October 1, 2000 to                  33
                  Note Agreement of March 1, 1999 pertaining to issuance of $20,000,000, 8.15% Series C
                  Unsecured  Senior  Notes,  due November 1,
                  2030  (Exhibit  4.10  to Form  10-K  dated
                  December 31, 2000)

         4.12     Second  Supplement dated September 1, 2001                  33
                  to  Note   Agreement   of  March  1,  1999
                  pertaining  to  issuance  of  $20,000,000,
                  7.13% Series D Unsecured Senior Notes, due
                  November 1, 2031 (Exhibit 4.1 to Form 10-Q dated September 30, 2001)

         4.13     Third Supplement dated May 1, 2002 to Note                  33
                  Agreement of March 1, 1999, pertaining to issuance of $20,000,000, 7.11% Series E
                  Unsecured  Senior  Notes,  due November 1,
                  2032  (Exhibit 4.1 to Form 10-Q dated June
                  30, 2002)

         4.14     Fourth Supplement dated August 15, 2002 to                  38
                  Note  Agreement  of  March 1,  1999,  Note
                  Agreement    dated    August   15,   2002,
                  pertaining  to  issuance  of  $20,000,000,
                  5.90% Series F Unsecured Senior Notes, due
                  November  1,  2017  (Exhibit  4.14 to Form
                  10-K dated December 31, 2002)

         4.15     Fifth Supplement dated November 1, 2002 to                  68
                  Note   Agreement   of   March   1,   1999,
                  pertaining  to  issuance  of  $20,000,000,
                  5.29% Series G Unsecured Senior Notes, due
                  November  1,  2022  (Exhibit  4.15 to Form
                  10-K dated December 31, 2002)

         4.16     Sixth Supplement dated December 1, 2002 to                 104
                  Note Agreement of March 1, 1999 pertaining
                  to issuance of $20,000,000, 5.29% Series H
                  Unsecured  Senior  Notes,  due December 1,
                  2022   (Exhibit  16  to  Form  10-K  dated
                  December 31, 2002)

         4.17     Ninth  Supplement  dated February 15, 2003                 136
                  to  Note   Agreement   of  March  1,  1999
                  pertaining  to  issuance  of  $10,000,000,
                  4.58% Series K Unsecured Senior Notes, due
                  June 30, 2010 (Exhibit 4.17 to Form 10-K dated December 31, 2002)

         4.18     Tenth  Supplement  dated February 15, 2003                 162
                  to  Note   Agreement   of  March  1,  1999
                  pertaining  to  issuance  of  $10,000,000,
                  5.48% Series L Unsecured Senior Notes, due
                  March 18, 2018 (Exhibit 4.18 to Form 10-K dated December 31, 2002)

         4.19     Thirteenth  Supplemental  Trust  Indenture                  34
                  whereby  California  Water Service Company
                  became the  successor to  Dominguez  Water
                  Corporation    in   the   original   trust
                  indenture for Dominguez Water Corporation dated August 1, 1954 (Exhibit 4.11 to Form
                  10-K dated December 31, 2000)

         4.20     Eleventh   Supplemental   Trust  Indenture                  34
                  dated  as of  December  8,  1992  covering
                  First  Mortgage  8.86%  Bonds,   Series  J
                  (Exhibit  10.2 to Form 10-K as of December
                  31, 1997 and filed by  Dominguez  Services
                  Corporation on March 31, 1998)

         4.21     Twelfth Supplemental Indenture dated as of                  34
                  December 1, 1997,  covering First Mortgage
                  6.94% Bonds,  Series K due January 1, 2023
                  (Exhibit 10.2 to Form 10-K dated  December
                  31, 1997 and filed by  Dominguez  Services
                  Corporation on March 31, 1998)

10.      Material Contracts.

         10.1     Water  Supply  Contract  between Cal Water                  34
                  and  County  of  Butte   relating  to  Cal
                  Water's  Oroville  District;  Water Supply
                  Contract  between  Cal  Water and the Kern
                  County  Water   Agency   relating  to  Cal
                  Water's Bakersfield District; Water Supply
                  Contract  between  Cal Water and  Stockton
                  East  Water   District   relating  to  Cal
                  Water's Stockton District. (Exhibits 5(g),
                  5(h), 5(i), 5(j),  Registration  Statement
                  No.    2-53678,    which    exhibits   are
                  incorporated by reference to Form 10-K for fiscal year 1974).

         10.2     Settlement   Agreement  and  Master  Water                  35
                  Sales Contract between the City and County
                  of  San  Francisco  and  Certain  Suburban
                  Purchasers    dated    August   8,   1984;
                  Supplement  to  Settlement  Agreement  and
                  Master Water Sales Contract,  dated August
                  8, 1984; Water Supply Contract between Cal
                  Water  and  the  City  and  County  of San
                  Francisco  relating  to Cal  Water's  Bear
                  Gulch District dated August 8, 1984; Water
                  Supply Contract  between Cal Water and the
                  City and County of San Francisco  relating
                  to the Cal  Water's  San  Carlos  District
                  dated   August  8,  1984;   Water   Supply
                  Contract  between  Cal  Water and the City
                  and County of San  Francisco  relating  to
                  Cal  Water's  San  Mateo   District  dated
                  August 8, 1984; Water Supply Contract between Cal Water and the City and County of San Francisco relating to Cal Water's
                  South San Francisco  District dated August
                  8, 1984. (Exhibit 10.2 to Form l0-K for fiscal year 1984).

         10.3     Water Supply  Contract  dated  January 27,                  35
                  1981,  between  Cal  Water  and the  Santa
                  Clara  Valley Water  District  relating to
                  Cal  Water's Los Altos  District  (Exhibit
                  10.3 to Form 10-K for fiscal year 1992)

         10.4     Amendments  No.  3, 6 and 7 and  Amendment                  35
                  dated  June  17,  1980,  to  Water  Supply
                  Contract between Cal Water and the County of Butte relating to Cal Water's Oroville
                  District. (Exhibit 10.5 to Form 10-K for fiscal year 1992)

         10.5     Amendment  dated  May 31,  1977  to  Water                  35
                  Supply  Contract  between  Cal  Water  and
                  Stockton-East  Water District  relating to
                  Cal Water's  Stockton  District.  (Exhibit
                  10.6 to Form 10-K for fiscal year 1992)

         10.6     Second Amended  Contract  dated  September                  35
                  25,   1987  among   Stockton   East  Water
                  District,    California    Water   Service
                  Company, the City of Stockton, the Lincoln
                  Village  Maintenance  District,   and  the
                  Colonial  Heights   Maintenance   District
                  Providing  for the Sale of Treated  Water.
                  (Exhibit 10.7 to Form 10-K for fiscal year
                  1987).

         10.7     Water  Supply  Contract  dated  April  19,                  35
                  1927,  and  Supplemental  Agreement  dated
                  June  5,  1953,   between  Cal  Water  and
                  Pacific Gas and Electric Company relating to Cal Water's Oroville District. (Exhibit
                  10.9 to Form 10-K for fiscal year 1992)

         10.8     California  Water Service  Company Pension                  35
                  Plan (Exhibit 10.10 to Form 10-K for fiscal year 1992)

         10.9     California Water Service Company Employees                  35
                  Savings Plan. (Exhibit 10.12 to Form 10-K for fiscal year 1992)

         10.10    Agreement  between  the City of  Hawthorne                  35
                  and California Water Service Company for the 15-year lease of the City's water system. (Exhibit 10.17 to Form 10-Q dated
                  March 31, 1996)

         10.11    Water Supply Agreement dated September 25,                  36
                  1996 between the City of  Bakersfield  and
                  California Water Service Company. (Exhibit
                  10.18 to Form  10-Q  dated  September  30,
                  1996)

         10.12    Water Supply  Contract  dated November 16,                  36
                  1994  between   California  Water  Service
                  Company and Alameda County Flood Control and Water Conservation District relating to Cal Water's Livermore District (Exhibit
                  10.15 to Form 10-K for 1994)

         10.13    Agreement of Merger dated March 6, 1997 by                  36
                  and   among   California   Water   Service
                  Company,    CWSG   Merger    Company   and
                  California Water Service Group.  (Filed as
                  Exhibit  A of the  1997  California  Water
                  Service    Company    Proxy     Statement/
                  Prospectus   which  was   incorporated  by
                  reference in the Form 10-K for 1997)

         10.14    Dividend  Reinvestment  and Stock Purchase                  36
                  Plan dated  February  17,  1998  (Filed on
                  Form S-3 dated February 17, 1998)

         10.15    California  Water Service Group  Directors                  36
                  Retirement  Plan  (Exhibit  10.18  to Form
                  10-K for fiscal year 1997) *

         10.16    $60,000,000   Business   Loan   Agreements                  36
                  between    Bank   of   America   as   lead
                  arranger/bank and California Water Service
                  Group,   and  CWS  Utility   Services  and
                  California Water Service Company,  and JCC
                  Homes  dated  August 1,  2001;  terminated
                  February  28, 2003  (Exhibit  10.1 to Form
                  10-Q dated September 30, 2001)

         10.17    $10,000,000    Business   Loan   Agreement                 189
                  between  Bank of  America  and  California
                  Water   Service   Group  and  CWS  Utility
                  Services  dated February 28, 2003 (Exhibit
                  10.17 to Form 10-K dated December 31, 2002

         10.18    $55,000,000    Business   Loan   Agreement                 206
                  between  Bank of  America  and  California
                  Water Service  Company dated  February 28,
                  2003  (Exhibit  10.18 to Form  10-K  dated
                  December 31, 2002

         10.19    Executive Severance Plan (Exhibit 10.24 to                  36
                  Form 10K for the fiscal year 1998) *

         10.20    California  Water Service Group  Long-Term                  36
                  Incentive Plan (filed as Appendix A of the
                  2000   California   Water   Service  Group
                  Proxy)*

         10.21    California  Water Service  Group  Deferred                  36
                  Compensation  Plan  effective  January  1,
                  2001;   this  plan   replaces  the  former
                  Directors   Deferred   Compensation   Plan
                  (Exhibit 10.22 to Form 10-K for 2000) *

         10.22    California     Water    Service    Company                  36
                  Supplemental   Executive  Retirement  Plan
                  (SERP)  effective  January 1,  2001;  this
                  plan  replaces a prior  plan,  see Exhibit
                  10.9  (Exhibit  10.23  to  Form  10-K  for
                  2000)*

         10.23    Amendment to the California  Water Service                 222
                  Company Supplemental  Executive Retirement
                  Plan  (SERP)  effective  January  1,  2003
                  granting 60% retirement benefit after 15 years of service (Exhibit 10.23 to Form
                  10-K for dated December 31, 2002)*

13.      Annual  Report to  Security  Holders,  Form 10-Q or
         Quarterly Report to Security Holders:

         13.1     2002 Annual  Report.  Certain  sections of                 223
                  the 2002 Annual Report to stockholders are
                  incorporated  by  reference  in this  10-K
                  filing  and  filed  with this Form 10-K as
                  Exhibit 13. This includes  those  sections
                  referred to in Part II, Item 5, Market for
                  Registrant's  Common  Equity  and  Related
                  Shareholder  Matters;  Part  II,  Item  6,
                  Selected  Financial Data; Part II, Item 7,
                  Management's  Discussion  and  Analysis of
                  Financial   Condition   and   Results   of
                  Operations; Part II, Item 7A, Quantitative and Qualitative Disclosures About Market
                  Risk;  and  Part  II,  Item  8,  Financial
                  Statement and Supplementary Data.

21.      Subsidiaries of the Registrant                                      256

23.      Consents of Experts and Counsel.

         23.1     Consent of KPMG LLP                                        257

99.      Certification  Pursuant to 18 U.S.C.  Section 1350,
         as  adopted   pursuant   to  Section   906  of  the
         Sarbanes-Oxley Act of 2002                                          258

*      Management Contract or Compensatory Plan or Arrangement