Form 10-Q
period 2003-03-31
CALIFORNIA WATER SERVICE GROUP
filed 2003-05-15
CIK 1035201

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

 X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---      EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

                                            OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to
                              -------------------    --------------

Commission file number      1-13883
                      ---------------------------------------------

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

Not Applicable (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X   No
                                      ---     ---

Indicate by checkmark whether the Registrant is an accelerated filer (as defined in rule 12b-2 of the Act) Yes X No
                             ---   ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common shares outstanding as of May 5, 2003 - 15,182,046.

         TABLE OF CONTENTS
                                                                                                 Page
         PART I           Financial Review - Management's Discussion and Analysis and
                            Condensed Consolidated Financial Statements..................          3

          Item 1          Condensed Consolidated Balance Sheet
                            March 31, 2003 and December 31, 2002.........................          4

                          Condensed Consolidated Statement of Income (loss)
                            For the Three Months Ended March 31, 2003 and 2002...........          5

                          Condensed Consolidated Statement of Cash Flows
                            For the Three Months Ended March 31, 2003 and 2002...........          6

                          Notes to Condensed Consolidated Financial Statements...........          7

         Item 2           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations....................................         11

         Item 3           Quantitative and Qualitative Disclosure about Market Risk......         21

         Item 4           Controls and Procedures........................................         21


         PART II          Other Information

         Item 1           Legal Proceedings...............................................        22

         Item 4           Submission of Matters to a Vote of Security Holders.............        22


         Item 6           Exhibits and Reports on Form 8-K................................        23

                          Signatures......................................................        24

                          Certifications..................................................        25

                          Index to Exhibits...............................................        27

                                       2

PART I        FINANCIAL INFORMATION

Item 1.

Financial Statements

         The financial information presented in this 10-Q filing has been prepared by management and has not been audited.

CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATED BALANCE SHEET
Unaudited

(In thousands, except per share data)                     March 31,   December 31,
                                                            2003         2002
                                                        -----------   -----------
ASSETS
Utility plant:
        Utility plant                                   $ 1,024,914   $ 1,001,310
        Less accumulated depreciation and amortization      310,257       304,322
                                                        -----------   -----------
              Net utility plant                             714,657       696,988
                                                        -----------   -----------
Current assets:
        Cash and cash equivalents                             1,718         1,063
        Receivables                                          20,648        23,961
        Unbilled revenue                                      6,946         7,969
        Materials and supplies at average cost                2,626         2,760
        Taxes and other prepaid expenses                      6,406         7,234
                                                        -----------   -----------
              Total current assets                           38,344        42,987
                                                        -----------   -----------
Other assets:
        Regulatory assets                                    46,314        46,089
        Other assets                                         16,009        14,518
                                                        -----------   -----------
              Total other assets                             62,323        60,607
                                                        -----------   -----------
                                                        $   815,324   $   800,582
                                                        ===========   ===========

CAPITALIZATION AND LIABILITIES
Capitalization:
        Common stock, $0.01 par value                   $       152   $       152
        Additional paid-in capital                           49,984        49,984
        Retained earnings                                   144,139       149,215
        Accumulated other comprehensive loss                   (134)         (134)
                                                        -----------   -----------
              Total common stockholders' equity             194,141       199,217
        Preferred stock                                       3,475         3,475
        Long-term debt, less current maturities             270,075       250,365
                                                        -----------   -----------
              Total capitalization                          467,691       453,057
                                                        -----------   -----------
Current liabilities:
        Current maturities of long-term debt                  1,000         1,000
        Short-term borrowings                                31,577        36,379
        Accounts payable                                     23,026        23,706
        Accrued expenses and other liabilities               33,188        30,456
                                                        -----------   -----------
              Total current liabilities                      88,791        91,541

Unamortized investment tax credits                            2,774         2,774
Deferred income taxes                                        31,252        31,371
Regulatory and other liabilities                             28,804        28,804
Advances for construction                                   116,739       115,459
Contributions in aid of construction                         79,273        77,576
Commitments and contingencies                                  --            --
                                                        -----------   -----------
                                                        $   815,324   $   800,582
                                                        ===========   ===========

See Notes to Unaudited Condensed Consolidated Financial Statements

CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATED STATEMENT OF INCOME (LOSS)
Unaudited
(In thousands, except per share data)
For the three months ended:                              March 31,   March 31,
                                                           2003        2002
                                                         --------    --------
Operating revenue                                        $ 51,310     $51,611
                                                         --------    --------
Operating expenses:
       Operations                                          37,855      34,774
       Maintenance                                          3,253       2,420
       Depreciation and amortization                        5,760       5,394
       Income taxes                                          (553)      1,279
       Property and other taxes                             2,465       2,463
                                                         --------    --------
            Total operating expenses                       48,780      46,330
                                                         --------    --------
            Net operating income                            2,530       5,281
                                                         --------    --------
Other income and expenses:
            Non-regulated income, net                         706         455
            Gain on sale of non-utility property              552          50
                                                         --------    --------
            Total other income and expense                  1,258         505
                                                         --------    --------
Interest expense:
       Long-term debt interest                              4,178       3,532
       Other interest                                         378         326
                                                         --------    --------
            Total interest expense                          4,556       3,858
                                                         --------    --------
Net  income (loss)                                       $   (768)   $  1,928
                                                         ========    ========
Earnings (loss) per share
       Basic                                             $  (0.05)   $   0.12
                                                         ========    ========
       Diluted                                           $  (0.05)   $   0.12
                                                         ========    ========
Weighted average shares outstanding
       Basic                                               15,182      15,182
                                                         ========    ========
       Diluted                                             15,182      15,185
                                                         ========    ========
Dividends per share of common stock                      $0.28125    $0.28000
                                                         ========    ========

See Notes to Unaudited Condensed Consolidated Financial Statements

CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
Unaudited
(In thousands)
 For the Three Months Ended:
                                                            March 31,  March 31,
                                                              2003       2002
                                                            --------   --------
Operating activities
     Net income (loss)                                      $   (768)  $  1,928
                                                            --------   --------
     Adjustments  to  reconcile  net income to net cash
       provided  by  operating activities:
          Depreciation and amortization                        5,760      5,394
          Deferred income taxes, investment tax credits
              regulatory assets and liabilities, net            (342)       (34)
          Gain on sale of non-utility property                  (552)       (50)
          Changes in operating assets and liabilities:
              Receivables                                      3,288         97
              Unbilled revenue                                 1,023       (136)
              Accounts payable                                  (680)    (2,574)
              Other current assets and liabilities             3,693      3,279
              Other changes, net                              (1,527)    (1,159)
                                                            --------   --------
              Net adjustments                                 10,663      4,817
                                                            --------   --------
     Net cash provided by operating activities                 9,895      6,745
                                                            --------   --------
Investing activities:
     Utility plant expenditures                              (24,070)   (10,733)
     Proceeds from sale of non-utility property                  588         50
                                                            --------   --------
     Net cash used by investing activities                   (23,482)   (10,683)
                                                            --------   --------
Financing activities:
     Net short-term borrowings                                (4,802)     7,500
     Net long-term debt                                       19,710       (465)
     Advances for construction                                 2,610      1,597
     Refunds of advances for construction                     (1,259)    (1,055)
     Contributions in aid of construction                      2,291        892
     Dividends paid                                           (4,308)    (4,289)
                                                            --------   --------
     Net cash provided by financing activities                14,242      4,180
                                                            --------   --------
Change in cash and cash equivalents                              655        242
Cash and cash equivalents at beginning of period               1,063        953
                                                            --------   --------
Cash and cash equivalents at end of period                  $  1,718   $  1,195
                                                            ========   ========

Supplemental  Disclosures of cash flow Information:
     Cash paid during the period for:
          Interest expense (net of amounts capitalized)          216       (160)
          Income taxes                                             1       --

See Notes to Unaudited Condensed Consolidated Financial Statements

                         CALIFORNIA WATER SERVICE GROUP
              Notes to Condensed Consolidated Financial Statements
                                 March 31, 2003


Note 1.  Organization and Operations

     California Water Service Group (the Company) is a holding company that provides water utility and other related services in California, Washington, New Mexico and Hawaii through its wholly owned subsidiaries. California Water Service Company (Cal Water), Washington Water Service Company (Washington Water), New Mexico Water Service Company (New Mexico Water) and Hawaii Water Service Company (Hawaii Water) provide regulated utility services under the rules and regulations of their respective State's regulatory commissions. In addition, these entities and CWS Utility Services provide non-regulated water utility and utility-related services.

     The Company operates primarily in one business segment providing water utility services.


Note 2.  Summary of Significant Accounting Policies

     The interim financial information is unaudited. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments that are necessary to provide a fair presentation of the results for the periods covered. The adjustments consist only of normal recurring adjustments. The results for interim periods are not necessarily indicative of the results of the entire year. The condensed consolidated financial statements should be read in conjunction with the Company's consolidated financial statements for the year ended December 31, 2002 included in its Form 10-K as filed with the Securities and Exchange Commission on March 25, 2003.


Note 3.  Stock-based Compensation

     The Company has a stockholder approved Long-Term Incentive Plan that allows granting of nonqualified stock options. The Company has adopted the disclosure requirements of Statement of Financial Accounting Standards
     (SFAS) No. 123 "Accounting of Stock-Based Compensation," and as permitted by the statement, applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," for its plan. All outstanding options have an exercise price equal to the market price on the date they were granted. No compensation expense was recorded for the three months ended March 31, 2003 and 2002 related to stock options. No options were granted during the three months ended March 31, 2003. The table below illustrates the effect on net income and earnings per share as if the company had applied the fair value recognition provision of SFAS No. 123 to employee compensation.

         In thousands except per share data          Quarters Ended March 31
                                                     -----------------------
                                                        2003         2002
                                                        ----         ----
Net income/(loss), as reported                         ($  768)   $   1,928

Deduct: Total stock-based employee compensation
   expense determined under fair value
   method for all awards, net of related tax effects        21           21
                                                       -------    ---------
Pro forma net income /(loss)                           ($  789)   $   1,907
                                                       =======    =========

Earnings/(Loss) per share
         Basic - as reported                           ($ 0.05)   $    0.12
         Basic - pro forma                             ($ 0.05)   $    0.12

         Diluted - as reported                         ($ 0.05)   $    0.12
         Diluted - pro forma                           ($ 0.05)   $    0.12


Note 4.  Seasonal Business

     Due to the seasonal nature of the water business, the results for interim periods are not indicative of the results for a twelve-month period. Revenue and income are generally higher in the warm, dry summer months when water usage and sales are greater. Revenue and income are lower in the winter months when cooler temperatures and rainfall curtail water usage and sales.


Note 5.  Earnings Per Share Calculations

     The computations of basic and diluted earnings per share are noted below.

     Common stock options to purchase 154,500 shares and 107,000 shares for the three months ended March 31, 2003 and 2002, respectively, were excluded from the diluted per share calculation due to their anti-dilutive effect.

     In thousands, except per share data

                                                               Quarters Ended
                                                                   March 31
                                                               2003        2002
                                                             --------    -------
     Net income/(loss)                                       ($   768)   $ 1,928
     Less preferred dividends                                      38         38
                                                             --------    -------
     Net income/(loss)  available for common                 ($   806)   $ 1,890
                                                             ========    =======

     Weighted average common shares                            15,182     15,182
     Dilutive common stock options (treasury method)             --            3
                                                             --------    -------
     Shares used for dilutive computation                      15,182     15,185
                                                             ========    =======

     Net income/(loss) per share - basic                     ($  0.05)   $  0.12
                                                             --------    -------
     Net income/(loss)  per share - diluted                  ($  0.05)   $  0.12
                                                             --------    -------

Note 6.  New Accounting Standards

     In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which applies to legal obligations associated with the retirement of long-lived assets and the associated asset retirement costs. The statement is effective for the Company in the first quarter of 2003. The adoption of the accounting requirements of this statement did not have a material impact to the Company's financial position, results of operations or cash flows.

     In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This Statement requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of the accounting requirements of this statement did not impact the Company's financial position, results of operations or cash flows.

     In November 2002, the FASB issued Interpretation No. 45, "Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." Interpretation No. 45 requires a liability to be recognized at the time a company issues a guarantee for the fair value of the obligations assumed under certain guarantee agreements. Interpretation No. 45 is effective for guarantees issued or modified after December 31, 2002. The disclosure requirements effective for the year ending December 31, 2002 expand the disclosures required by a guarantor about its obligations under a guarantee. The adoption of the accounting requirements of this statement did not impact the Company's financial position, results of operations or cash flows.

     In January, 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities." The interpretation provides guidance for determining when a primary beneficiary should consolidate a variable interest entity or equivalent structure that functions to support the activities of the primary beneficiary. Interpretation No. 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of Interpretation No. 46 must be applied for the first interim or annual period beginning after June 15, 2003. The adoption of the accounting requirements of this statement did not impact the Company's financial position, results of operations or cash flows.

Note 7.  Subsequent Events

     Financing

     On May 1, 2003, the Company issued $10 million, 5.54%, 20 year Series I Senior Notes and $10 million, 5.44%, 15 year Series J Senior Notes. The proceeds from these borrowings were used to early terminate EE First Mortgage bonds that have an interest rate of 7.9%. The principal, call premium and transaction costs associated with the early termination of the EE First Mortgage bonds was approximately $20 million.

     Acquisitions

     On April 30, 2003, the Company acquired the Kaanapali Water Corporation for an initial payment of $7.5 million in cash. After completing the acquisition, the entity's name was changed to Hawaii Water Service Company ("HWSC"). The acquisition was approved by the Hawaii Public Utilities Commission ("HPUC") in March 2003. The final purchase price will be determined after certain events have occurred, principally the determination of rate base after filing for a general rate case with the HPUC. At that time, the purchase price could be adjusted. Preliminary estimates of the amount of adjustment are between 0 and 30% of the purchase price.

Item 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

     This quarterly report, including all documents incorporated by reference, contain forward-looking statements within the meaning established by the Private Securities Litigation Reform Act of 1995 ("Act"). The forward-looking statements are intended to qualify under provisions of the federal securities laws for "safe harbor" treatment established by the Act. Forward-looking statements are based on currently available information, expectations, estimates, assumptions and projections, and management's judgment about the Company, the water utility industry and general economic conditions. Such words as expects, intends, plans, believes, estimates, assumes, anticipates, projects, predicts, forecasts or variations of such words or similar expressions are intended to identify forward-looking statements. The forward-looking statements are not guarantees of future performance. They are subject to uncertainty and changes in circumstances. Actual results may vary materially from what is contained in a forward-looking statement. Factors that may cause a result different than expected or anticipated include: governmental and regulatory commissions' decisions; changes in regulatory commissions' policies and procedures; the timeliness of regulatory commissions' actions concerning rate relief; new legislation; electric power interruptions; increases in suppliers' prices and the availability of supplies including water and power; fluctuations in interest rates; changes in environmental compliance and water quality requirements; acquisitions and our ability to successfully integrate acquired companies; the ability to successfully implement business plans; changes in customer water use patterns; the impact of weather on water sales and operating results; access to sufficient capital on satisfactory terms; civil disturbances or terrorist threats or acts, or apprehension about the possible future occurrences of acts of this type; the involvement of the United States in war or other hostilities; restrictive covenants in or changes to the credit ratings on our current or future debt that could increase our financing costs or affect our ability to borrow, make payments on debt or pay dividends; and, other risks and unforeseen events. When considering forward-looking statements, you should keep in mind the cautionary statements included in this paragraph. We assume no obligation to provide public updates of forward-looking statements.


CRITICAL ACCOUNTING POLICIES

     We maintain our accounting records in accordance with accounting principles generally accepted in the United States of America and as directed by the regulatory commissions to which we are subject. The process of preparing financial statements requires the use of estimates on the part of management. The estimates used by management are based on historical experience and an understanding of current facts and circumstances. Management believes that the following accounting policies are critical because they involve a higher degree of complexity and judgement and can have a material impact on our results of operations and financial condition.

Revenue Recognition

     Revenue from metered customers includes billings to customers based on monthly meter readings plus an estimate for water used between the customer's last meter reading and the end of the accounting period. The unbilled revenue amount is recorded as a current asset on the balance sheet under the caption "Unbilled Revenue." At March 31, 2003, the unbilled revenue amount was $6.9 million and at December 31, 2002 the amount was $8.0 million. The unbilled revenue amount is generally higher during the summer months when water sales are higher. The amount recorded as unbilled revenue varies depending on water usage in the preceding period, the number of days between meter reads for each billing cycle, and the number of days between each cycle's meter reading and the end of the accounting cycle.

     Flat rate customers are billed in advance at the beginning of the service period. The revenue is prorated so that the portion of revenue applicable to the current accounting period is included in that period's revenue. The portion related to a subsequent accounting period is recorded as unearned revenue on the balance sheet and recognized as revenue when earned in the subsequent accounting period. The unearned revenue liability was $1.8 million at March 31, 2003 and $1.7 million at December 31, 2002. This liability is included in "accrued expenses and other liabilities" on the balance sheet.

Expense Balancing and Memorandum Accounts

     Expense-balancing accounts and memorandum accounts represent costs incurred, but not billed to our customers. The amounts included in these accounts relate to rate increases charged to us by suppliers of purchased water and purchased power, and increases in pump taxes. We do not record expense-balancing or memorandum accounts in our financial statements as revenue, nor record a receivable until the California Public Utilities Commission ("CPUC") has authorized recovery of the higher costs and customers have been billed. The accounts are only used to track the higher costs. The cost increases, which are beyond our control, are referred to as "offsetable expenses" because under certain circumstances they are recoverable from customers in future offset rate increases.

     Historically, offset rate increases enabled water utilities to recover as a pass-through, cost increases for offsetable expenses that were not known or anticipated when customer rates were established and were beyond the utility's control. In December 2002, the CPUC issued a decision that will allow us to recover offsetable expenses that were labeled as frozen. These were offsetable expenses incurred prior to November 29, 2001. The CPUC is expected to adopt permanent rules regarding the recovery of offsetable expenses incurred after November 29, 2001, which are included in our memorandum accounts. We are unable to predict when the permanent rules will be issued, their composition or their financial impact. Therefore, because of the uncertainty of collection, our accounting policy is to not record offsetable expenses in our financial statements until such amounts are included in customer billings. We filed for recovery in rates the offsetable expenses labeled as frozen and will file for the additional offsetable expenses immediately after the permanent rules have been issued.

     At March 31, 2003, the amount included in the offsetable expense accounts was $12.7 million, of which $6.1 million was labeled frozen. At December 31, 2002, the amount was $12.9 million, of which $6.1 million was labeled frozen. No monies were collected during the quarter ended March 31, 2003. The changes were due to refinements in determining amounts deemed recoverable. The amounts in offsetable expenses are primarily driven by higher electrical costs incurred from 2001 through March 31, 2003.

     On May 8, 2003, the CPUC approved resolutions allowing offsetable expense recovery in eight districts totally $5.4 million, which will be recovered over the next 12-24 months. The CPUC decision deferred recovery for four districts to the General Rate Case process. Also, other offsetable expenses filings currently in process are expected to result in a net ratepayer refund in the range of $200,000 to $300,000. The actual net effect will be determined by future CPUC action.

Regulated Utility Accounting

     Because we operate extensively in a regulated business, we are subject to the provisions of Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation." Regulators establish rates that are expected to permit the recovery of the cost of service and a return on investment. In the event a portion of our operations were no longer subject to the provisions of SFAS No. 71, we would be required to write off related regulatory assets and liabilities that are not specifically recoverable and determine if other assets might be impaired. If a regulatory commission determined that a portion of our assets were not recoverable in customer rates, we would be required to determine if we had suffered an asset impairment that would require a write-down in the assets' valuation. There have been no such asset impairments as of March 31, 2003.

Income Taxes

     Significant judgment by management is required in determining the provision for income taxes. The preparation of consolidated financial statements requires the estimation of income tax expense. The process involves the estimating of current tax exposure together with assessing temporary differences resulting from different treatment of certain items, such as depreciation, for tax and financial statement reporting. These differences result in deferred tax assets and liabilities, which are reported in the consolidated balance sheet. We must also assess the likelihood that deferred tax assets will be recovered in future taxable income, and to the extent recovery is unlikely, a valuation allowance would be recorded. If a valuation allowance were required, it could significantly increase income tax expense. In management's view, a valuation allowance is not required at March 31, 2003.

Pension Benefits

     We incur costs associated with our pension and postretirement health care benefits plans. To measure the expense of these benefits, management must estimate compensation increases, mortality rates, future health cost increases and discount rates used to value related liabilities and to determine appropriate funding. Different estimates used by management could result in significant variances in the cost recognized for pension benefit plans. The estimates used are based on historical experience, current facts, future expectations and recommendations from independent advisors and actuaries. We use an investment advisor to provide expert advice in managing the plan's investments. We anticipate any increase in funding for the pension and postretirement health care benefits plans will be recovered in future customer rates.


RESULTS OF FIRST QUARTER 2003 OPERATIONS

     First quarter net loss was ($768,000), equivalent to ($0.05) per common share on a diluted basis compared to the $1,928,000 or $0.12 per share on a diluted basis earned in the first quarter of 2002.

Operating Revenue

     Operating revenue decreased $301,000 or 1% to $51,310,000. Weather can have a significant influence on customer water usage. Temperatures were slightly warmer than the prior year. Precipitation was much higher compared to the prior year, which had a negative influence on usage. A 3% decrease in water production was reflected in decreased water usage by existing customers and was partially offset by sales to new customers and increases in rates. The factors that impacted the operating revenue decrease for the first quarter of 2003 are presented in the following table:

         Decreased usage by existing customers            ($1,887,000)
         Rate increases                                       846,000
         Usage by new customers                               740,000
                                                           ----------
              Net operating revenue decrease                ($301,000)
                                                           ==========

     Operating  revenue  from  rate  increases   includes  step  rate  increases
     effective January 2003, increases from advice letters for the Bakersfield plant and increases for Washington Water that were effective for January 2003. Usage by new customers includes $333,000 for New Mexico Water as these operations were acquired in July 2002.

Total Operating Expenses

     Total operating expenses were $48,780,000 for the three months ended March 31, 2003 versus $46,330,000 for the same period in 2002, a 5% increase.

     Water production expense consists of purchased water, purchased power and pump taxes. It represents the largest component of total operating expenses. During the current quarter, these costs accounted for 40% of total operating expenses. Water costs increased 3% compared to last year. Well production provided 46% of the water supply, 53% was purchased from wholesale suppliers and 1% was developed through our surface water treatment plants. The components of water production costs and the changes from the first quarter of last year are shown in the table below:

                                              First Quarter
                                                2003 Cost            Change
                                               -----------          --------
         Purchased water                       $14,402,000          $512,000
         Purchased power                         3,632,000            24,000
         Pump taxes                                928,000           (24,000)
                                               -----------          --------
              Total                            $18,962,000          $512,000
                                               ===========          ========

     Purchased water cost increased due to a refund of approximately $750,000 received in the first quarter of 2002. Excluding the refund, purchased water costs were down from the prior year due to lower usage. Price increases had an immaterial effect for the quarter.

     Purchased power, which is used mainly to operate pumping equipment, was essentially unchanged with lower volumes being offset by higher electric costs. Where available, we shift to lower cost electric tariffs offered by the power companies, which can result in lower purchased power costs.

     Wages for union employees increased 1% effective January 1, 2003. Overall labor costs increased 6% due to replacing personnel at higher salaries and adding labor related to the acquisition of New Mexico Water. Payroll costs charged to operating expense increased by $700,000. This was driven by higher labor rates and changes to labor assigned to capital projects. Pension and benefit costs increased $1,000,000 for pension plan changes and higher medical claim costs. Part of the agreement with union employees included a change in the pension plan. Factors applied against employees' earnings were increased, which will result in increased amounts paid upon retirement. This change increased cost substantially. At March 31, 2003 there were 793 employees and at March 2002 there were 784 employees.

     Other items driving the increase were insurance ($150,000), supply/water quality expenses ($300,000), customer service expenses ($100,000), legal/accounting ($100,000), recruiting ($100,000) and the New Mexico acquisition ($150,000).

     Maintenance expense was $833,000 higher in the quarter ended March 31, 2003 due to additional maintenance required at mains and for service line repairs. Depreciation expense increased $366,000 because of a larger investment in depreciable utility plant and an increase in the recovery of plant investments recognized in prior General Rate Case (GRC) proceedings.

     Federal and state income taxes decreased $1,832,000 due to the decrease in taxable income. The effective tax rate was 42% in the current quarter and 40% for the prior year's quarter.

Other Income and Expense

     Other income and expense was $1,258,000 net income compared to $505,000 net income in 2002, an increase in net income of $753,000. The increase in other income resulted from improved results in third party operations and maintenance arrangements (work done for third parties) and an increase in rental income from additional antenna site leases. Gains from surplus real property sales recorded in the first quarter of 2003 were $502,000 greater than amounts in the first quarter of 2002.

Interest Expense

     Total interest expense increased $698,000. Long-term debt interest expense increased $496,000 because of the additional $60 million in senior notes issued plus amortization of debt premium incurred for the refinancing program. Interest capitalized for the quarter decreased $150,000 as the amount of construction in progress is expected to be lower for the year 2003 with completion of several large projects such as the Bakersfield treatment plant.

     Borrowings under our short-term bank credit agreement were higher during the first quarter of this year compared to the same quarter in 2002. Average interest rates on short-term debt was approximately 3.4% in 2003 compared to a 3.5% rate during the first quarter in 2002. The higher borrowings caused short-term interest expense to increase by $52,000.


REGULATORY MATTERS

Rate Case Proceedings

     California Water 2001 General Rate Case (GRC) Applications - The CPUC issued a decision to establish April 3, 2003 as the effective date for the 2001 applications. This is favorable to us as revenues will not continue to be permanently lost due to the delays in GRC decisions by the CPUC. A Draft of Proposed Decision (DPD) was issued in January 2003 authorizing a $12.8 million annual revenue increase, which is less than the initial filing. In addition, the DPD decision authorized a return on equity of 9.7% on 51.5% equity capitalization. The 2001 GRC was filed in July 2001 and past GRC applications took approximately 10 months to receive a decision. The 2001 GRC filing is currently 23 months old. We are unable to predict when the final decisions and rulings will be issued, their composition or their financial impact.

     Washington Water 2002 GRC Applications - Washington Water received approval on its application effective April 2002 for $1 million of increased rates annually to cover higher operating costs and capital expenditures.

     California Water 2002 GRC Applications - In November 2002, applications were filed for rate increases of $1.3 million on an annual basis relating to three districts. Due to the delays by the CPUC decision-making process in 2002 and 2003, we are unable to predict when the final decisions and rulings will be issued, their composition or their financial impact.

     California Water 2003 GRC Applications - In January 2003, applications were filed for rate increases of $8.2 million on an annual basis relating to four districts. We expect to make additional GRC applications in July 2003. Due to the delays by the CPUC in the decision making process in 2002 and 2003, we are unable to predict when the final decisions and rulings will be issued, their composition or their financial impact.

     California Water Advice Letters - Advice letters are used to request rate increases for specific capital expenditures. The process for receiving decisions on advice letters is less involved than for GRC applications. Decisions by the CPUC on advice letters have been timely and much faster compared to GRC applications. In June, 2002, the CPUC authorized increased rates for our Bakersfield district of $800,000 on an annual basis. In April, 2003, the CPUC authorized increased rates of an additional $1.8 million for our Bakersfield district. We expect to make an additional advice letter application in the second half of 2003 for Bakersfield. These rate increases reflect additional expenditures related to the new treatment plant with a total project cost of approximately $49 million.

     Other rate increases - We will be requesting from the City of Hawthorne an increase of $200,000 effective July, 2003. This increase is not governed by the CPUC and is expected to be granted.

Legislative Initiative

     Regulatory delays in obtaining GRC decisions have been costly to California regulated water utilities. In recent years, we have experienced significant revenue losses due to regulatory delays. We normally file our general rate case applications in July. The CPUC's stated rate case processing plan provides for a decision within ten months. In the past, when decisions were not issued in a timely manner, we lost revenue and did not recover costs during the period the decisions were delayed. We estimate that $3 million of revenue was lost for the quarter due to decision delays by the CPUC.

     Assembly Bill 2838 became effective on January 1, 2003. It is designed to preserve the cash flow of regulated water utilities by providing interim rate relief if the CPUC has not issued a decision for a requested GRC rate increase within its established ten month processing period. The interim rate relief is subject to adjustments based on the CPUC's final decision in the GRC proceeding. For the three months ended March 31, 2003, Assembly Bill 2838 did not have an impact on us in granting interim rate relief. The CPUC interpreted the provisions of the bill to apply only to GRC applications subsequent to January 1, 2003 and the CPUC is reviewing their internal processing period.


LIQUIDITY

Short-term and Long-term Debt

     Short-term  bank  borrowings  were   $31,577,000  at  March  31,  2003  and
     $36,379,000 at December 31, 2002. New credit agreements were obtained during the quarter ended

     March 31, 2003. A $55 million agreement was contracted for California Water Service Company in February 2003 and expires in April 2005. The amount is reduced to $45 million after June 30, 2003. The agreement has a 30-day out-of-debt compliance period that must be met by December 31, 2003. A $10 million credit facility was contracted for California Water Service Group, CWS Utility Services and New Mexico Water Service Company in February 2003. The agreement has a 30-day out-of-debt compliance period that must be met by December 31, 2003. New Mexico Water Service Company has a $2.9 million facility that was renewed in January 2003 and expires May 2004 and does not have an out-of-debt compliance period. Washington Water Service Company has a $0.1 million loan commitment that is currently unused.

     In February 2003, we completed the issuance of $10 million, 4.58%, 7 year Series K Senior Notes and $10 million, 5.48%, 15 year Series L Senior Notes. Both notes were unsecured. The funds were used to pay down debt on the credit facility and to fund capital expenditures.

     We initiated a program in 2002 to refinance a portion of our outstanding first mortgage bonds. This program has been continued in 2003. On May 1, 2003, we issued $10 million, 5.54%, 20-year series I Senior Notes and $10 million, 5.44%, 15 year series J Senior Notes. Both notes were unsecured. The proceeds from these borrowings were used to early terminate EE First Mortgage bonds that have an interest rate of 7.9%. The principal, call premiums and transaction costs were approximately $20 million. We will continue to pursue refinancing opportunities when economic conditions are favorable. The refinancing program is expected to save approximately $1.8 million on an annual basis.

Debt Credit Ratings

     California Water Service Company is rated by Moody's Investors Service ("Moodys") and Standard & Poor's ("S&P"). The rating by Moodys is A1 and S&P is A+. The ratings were unchanged from the revised ratings issued in the fourth quarter of 2002.

Dividends, Book Value and Share Holders

     The first quarter common dividend was paid on February 21, 2003, at $0.28125 per share compared to a quarterly dividend in 2002 of $0.28. This was our 233rd consecutive quarterly dividend. Annualized, the 2003 dividend rate is $1.125 per common share compared to $1.12 in 2002. Based on the 12-month earnings per share at March 31, 2003, the dividend payout ratio is 105% of net income. For the full year 2002, the payout ratio was 90% of net income. On a long-term basis, our goal is to achieve a dividend payout ratio of about 60% of net income.

     At their April 23, 2003 meeting, the Board declared the second quarter dividend of $0.28125 payable May 16, 2003 to stockholders of record on May 2, 2003. This will be the 234th consecutive quarterly dividend.

     About 4% of the outstanding shares participate in the reinvestment program under the Company's Dividend Reinvestment and Stock Purchase Plan ("Plan"). Shares required for the dividend reinvestment and stock purchase option of the Plan were purchased on the open market. Shares are also purchased on the open market to fulfill the requirements of our sponsored Employee Savings Plan (401K). Purchases for this plan are made on a biweekly basis.

     Book value per common share was $12.79 at March 31, 2003 compared to $13.12 at December 31, 2002.

     We estimate there are approximately 16,000 stockholders of our common stock.

Utility Plant

     During the first quarter, utility plant expenditures totaled $24.1 million, including $6.2 million of third party funded projects. The 2003 Company funded construction budget is $51.7 million.

     At March 31, 2003, construction work in progress was $64.1 million compared to $48.6 million at December 31, 2002. Work in progress includes projects that are under construction, but not yet complete and in service. A main reason for the increase in work in progress is the $43.7 million expended to date on the Northeast Bakersfield Treatment Plant. This amount is included in work in progress at March 31, 2003. The $49 million project is the largest construction project ever undertaken by the Company. It is proceeding on schedule and on budget, and is expected to be in service before June 30, 2003.


WATER SUPPLY

     Based  on  information  from  water  management   agencies  and  internally
     developed data, we believe that our various sources of water supply are sufficient to meet customer demand for the remainder of the year. Historically, about half of the water source is purchased from wholesale suppliers with the other half pumped from underground wells. A small portion is developed through three local surface treatment plants.

     To safeguard our water supply and facilities, we have heightened security at our facilities and taken added safety precautions for our employees and the water we deliver to our customers. While we do not make public comments on our security programs, we have been in contact with federal, state and local law enforcement agencies to coordinate and improve water delivery systems security. We have assigned a high priority to completing work necessary to comply with new Environmental Protection Agency requirements concerning security of water facilities. This effort encompasses all of our district operations.


ACQUISITIONS

Rio Grande Utility Corporation

     On July 1, 2002, after receiving state regulatory commission approval, we acquired certain assets of Rio Grande Utility Corporation (Rio Grande) through New Mexico

     Water. The purchase included the water and wastewater assets of Rio Grande, which serves 2,400 water and 1,700 wastewater customers about 30 miles south of Albuquerque. The purchase price was $2.3 million in cash, plus assumption of $3.1 million in outstanding debt. Rate base for the system is approximately $5.4 million. Revenues for 2002 were $1.6 million.

     The Rio Grande purchase price was allocated to the fair value of net assets acquired, including utility plant, water rights and assumed liabilities. The allocation of fair value is based on management's estimate of the fair value for purchase accounting purposes at the date of acquisition. The purchase price allocations are subject to revision if management obtains additional information. Our results of operations for the three-month period ending March 31, 2003 include the operating results of New Mexico Water. These were not material to the company.

Kaanapali Water Corporation

     On April 30, 2003, we acquired the Kaanapali Water Corporation for an initial payment of $7.5 million in cash. After completing the acquisition, the entity's name was changed to Hawaii Water Service Company. Hawaii Water provides water utility services to 500 customers in Maui, Hawaii. It had 2002 revenues of $3.0 million, and has net plant excluding contributions in aid of constructions of approximately $7.2 million and current assets of $0.2 million. The acquisition was approved by the Hawaii Public Utilities Commission ("HPUC") in March 2003. The final purchase price will be determined after certain events have occurred, principally the resolution of determining rate base after filing for a general rate case with the HPUC. At that time, the purchase price could be adjusted. Preliminary estimates of the amount of adjustment are between 0 and 30% of the purchase price.

National Utilities Corporation

     In June 2002, NMWSC signed an agreement to purchase National Utilities Corporation for approximately $700,000. National Utilities serves 700 water customers located adjacent to the Rio Grande water system and another 900 water customers located 150 miles south of Albuquerque, New Mexico. The purchase will entitle NMWSC to purchase up to 2,000 acre-feet of water annually as required for its operations. The purchase is subject to the approval of the New Mexico Public Regulation Commission. Regulatory approval is expected in the second quarter of 2003.

     National Utilities had 2001 revenue of $575,000 and total assets of $1,425,000. Its net utility plant in service at December 31, 2001 was $1,143,000.


ACCOUNTING PRONOUNCEMENTS

     See Note 6 of the Condensed Consolidated Financial Statements

Item 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     We do not hold, trade in or issue derivative financial instruments and therefore are not exposed to risks these instruments present. Our market risk to interest rate exposure is limited because the cost of long-term financing and short-term bank borrowings, including interest costs, is covered in consumer water rates as approved by the commissions. We do not have foreign operations; therefore, we do not have a foreign currency exchange risk. Our business is sensitive to commodity prices and is most affected by changes in purchased water and purchased power costs.

     Historically, the commission's balancing account or offsetable expense procedures allowed for increases in purchased water and purchased power costs to be passed on to consumers. Over 95% of our net income and cash flows come from California operations, therefore the CPUC actions have a significant impact on our business. The CPUC has yet to issue final rules on offsetable expenses. We are unable to predict when the permanent rules will be issued, their composition or their financial impact on us. See Item 2, Expense Balancing and Memorandum Accounts.


Item 4.

CONTROLS AND PROCEDURES

     (a) Evaluation of Disclosure Controls and Procedures

     Under the supervision of our Chief Executive Officer and Chief Financial Officer, and with the participation of other senior management, we conducted an evaluation of the effectiveness of the design and operation of the disclosure controls and procedures as defined by Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934. The evaluation was completed within 90 days of the filing of this quarterly report (Evaluation
     Date). Based on the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of the Evaluation Date the disclosure controls and procedures were adequate and effective, and that the material information required to be included in this report, including information from our consolidated subsidiaries, was properly recorded, processed, summarized and reported, and was made known to the Chief Executive Officer and Chief Financial Officer by others within the Company in a timely manner, particularly during the period when this quarterly report on Form 10-Q was being prepared.

     (b) Change in Internal Controls

     In addition, there were no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date. We have not identified any significant or material weaknesses in our internal controls, and therefore there were no corrective actions taken.

PART II       OTHER INFORMATION

Item 1.

Legal Proceedings

(a) In March 2003, we were served with a lawsuit in state court, as one of several defendants, for damages and injuries related from alleged contamination in our drinking water supply in the Marysville district. The suit did not specify a dollar amount. We do not believe that the complaint alleges any facts under which it may be held liable. We have filed a responsive motion on various grounds. The Court has not ruled on our motion. We intend to vigorously defend the suit. In 2000 and 2002, the same plantiffs in this action brought suits against us in federal court with similar allegations concerning drinking water supply contamination. All federal claims were dismissed with prejudice however, the Federal Court refused to hear the state claims. Our insurance carrier is paying for legal defense costs, and we believe that our insurance policy will cover al costs related to this matter.

Item 4.

Submission of Matters to a Vote of Security Holders

(a) The annual meeting of stockholders of California Water Service Group was held on April 23, 2003 at the Company's executive office in San Jose, California. As proposed in the 2003 Proxy, the election of directors and confirmation of KPMG LLP to serve as independent auditors for 2003 were approved by stockholders at the meeting.

(b) At the annual stockholders meeting, a Board of Directors to serve for the ensuing year was elected. The following directors were elected as nominated:

                      Douglas M. Brown               Robert W. Foy
                      Edward D. Harris, Jr. M.D.     Richard P. Magnuson
                      Linda R. Meier                 Peter C. Nelson
                      Langdon W. Owen                George A. Vera
                      Bonnie G. Hill                 David N. Kennedy

(c) Two proposals were voted on at the meeting: (1) election of directors for the ensuing year, and (2) ratification of the selection of KPMG LLP as independent auditors for 2003.

     (1)      Tabulation  of the votes for the  election of  directors  was:

                                                        For           Against
                                                    ----------        -------
              Douglas M. Brown                      14,986,800        311,796
              Robert W. Foy                         14,975,989        322,607
              Edward D. Harris, Jr. M.D.            14,990,811        307,784
              Richard P. Magnuson                   14.981.878        316.718
              Linda R. Meier                        14,941,675        356,921
              Peter C. Nelson                       14,984,302        314,293
              Langdon W. Owen                       14,974,481        324,114
              George A. Vera                        14,979,998        318,598
              Bonnie G. Hill                        14,926,417        372,179
              David N. Kennedy                      14,944,345        354,251

     (2) The stockholders ratified the Directors' selection of KPMG LLP to serve as independent auditors for 2003. There were 15,060,731 votes in favor, 99,039 against and 138,826 abstentions.

Item 6.

EXHIBITS AND REPORTS ON FORM 8-K

(a)           Exhibits required to be filed by Item 601 of Regulation S-K.

              The exhibit list required by this Item is incorporated by reference to the Exhibit Index attached to this report.

(b)           Reports on Form 8-K

              On April 25, 2003, we filed a current report on Form 8-K pursuant to Item 12, "Disclosure of Results of Operations and Financial Condition," attaching our press release dated April 23, 2003 announcing earnings results for the first quarter of 2003.

                                   SIGNATURES

         Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         CALIFORNIA WATER SERVICE GROUP
                         ------------------------------
                                   Registrant


May 13, 2003


                           By:  /s/ Richard D. Nye
                                    Richard D. Nye
                        Vice President, Chief Financial Officer
                                     and Treasurer

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

         b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c. Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


    Date: May 13, 2003                    By: /s/ Peter C. Nelson
                                          PETER C. NELSON
                                          President and Chief Executive Officer
                                          California Water Service Group

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

         b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c. Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


         b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


   Date:  May 13, 2003
                                                By: /s/ Richard D. Nye
                                                RICHARD D. NYE
                                                Chief Financial Officer
                                                California Water Service Group

                                  Exhibit Index

   Exhibit       Description

   4.22          Seventh Supplement to Note Agreement dated as of           28
                 May 1, 2003 pertaining to the issuance of $10,000,000, 5.54% Series I Senior Notes due May 1, 2023.

   4.23          Eight Supplement to Note Agreement dated as of             54
                 May 1, 2003 pertaining to the issuance of $10,000,000, 5.44% Series J Senior Notes due May 1, 2018.

   99.1          Chief Executive  Officer and Chief Financial  Officer      84
                 certification of financial statements pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                 Section 906 of the Sarbanes-Oxley Act of 2002.