Form 10-Q
period 2003-06-30
CALIFORNIA WATER SERVICE GROUP
filed 2003-08-14
CIK 1035201

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

                                   (Mark One)

X        QUARTERLY  REPORT  PURSUANT  TO  SECTION 13  OR 15(d) OF THE SECURITIES
--       EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003
                                            OR
         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to
                              -------------------     ---------------------
Commission file number    1-13883
                      -----------------------------------------------------

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Indicate by checkmark whether the Registrant is an accelerated filer (as defined in rule 12b-2 of the Act) Yes X No __

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common shares outstanding as of August 11, 2003 - 16,932,046.

TABLE OF CONTENTS
                                                                            Page
PART I   Financial Review - Condensed Consolidated Financial Statements
         and Management's Discussion and Analysis...........................   3

 Item 1  Condensed Consolidated Balance Sheet
           June 30, 2003 and December 31, 2002..............................   4

         Condensed Consolidated Statement of Income
           For the Three Months Ended June 30, 2003 and 2002................   5

         Condensed Consolidated Statement of Income
           For the Six Months Ended June 30, 2003 and 2002..................   6

         Condensed Consolidated Statement of Cash Flows
           For the Six Months Ended June 30, 2003 and 2002..................   7

         Notes to Condensed Consolidated Financial Statements...............   8

Item 2   Management's Discussion and Analysis of Financial Condition
           and Results of Operations........................................  15

Item 3   Quantitative and Qualitative Disclosure about Market Risk..........  27

Item 4   Controls and Procedures............................................  27


PART II  Other Information

Item 1   Legal Proceedings..................................................  28

Item 4   Submission of Matters to a Vote of Security Holders................  29


Item 6   Exhibits and Reports on Form 8-K...................................  29

         Signatures.........................................................  30


         Index to Exhibits..................................................  31

PART I        FINANCIAL INFORMATION

Item 1.

Financial Statements

         The financial information presented in this 10-Q filing has been prepared by management and has not been audited.

CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATED BALANCE SHEET
Unaudited
(In thousands, except per share data)

                                                                       June 30,          December 31,
                                                                         2003                2002
                                                                         ----                ----
ASSETS
Utility plant:
          Utility plant                                              $ 1,054,394         $ 1,001,310
          Less accumulated depreciation and amortization                 316,121             304,322
                                                                     -----------         -----------
                Net utility plant                                        738,273             696,988
                                                                     -----------         -----------

Current assets:
          Cash and cash equivalents                                          992               1,063
          Receivables, net of allowance for doubtful accounts             28,061              23,961
          Unbilled revenue                                                10,039               7,969
          Materials and supplies at average cost                           2,800               2,760
          Taxes and other prepaid expenses                                 5,571               7,234
                                                                     -----------         -----------
                Total current assets                                      47,463              42,987
                                                                     -----------         -----------

Other assets:
          Regulatory assets                                               52,703              46,089
          Other assets                                                    16,825              14,518
                                                                     -----------         -----------
                Total other assets                                        69,528              60,607
                                                                     -----------         -----------
                                                                     $   855,264         $   800,582
                                                                     ===========         ===========

CAPITALIZATION AND LIABILITIES
Capitalization:
          Common stock, $.01 par value                               $       152         $       152
          Additional paid-in capital                                      49,984              49,984
          Retained earnings                                              144,416             149,215
          Accumulated other comprehensive loss                              (134)               (134)
                                                                     -----------         -----------
                Total common stockholders' equity                        194,418             199,217
          Preferred stock                                                  3,475               3,475
          Long-term debt, less current maturities                        270,918             250,365
                                                                     -----------         -----------
                Total capitalization                                     468,811             453,057
                                                                     -----------         -----------

Current liabilities:
          Current maturities of long-term debt                             1,000               1,000
          Short-term borrowings                                           50,058              36,379
          Accounts payable                                                28,550              23,706
          Accrued expenses and other liabilities                          31,690              30,456
                                                                     -----------         -----------
                Total current liabilities                                111,298              91,541

Unamortized investment tax credits                                         2,819               2,774
Deferred income taxes                                                     33,855              31,371
Regulatory and other liabilities                                          34,015              28,804
Advances for construction                                                119,549             115,459
Contributions in aid of construction                                      84,917              77,576
Commitments and contingencies
                                                                     -----------         -----------
                                                                     $   855,264         $   800,582
                                                                     ===========         ===========

See accompanying Notes to Condensed Consolidated Financial Statements

CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATED STATEMENT OF INCOME
(In thousands, except per share data)
Unaudited
For the three months ended:                              June 30,       June 30,
                                                           2003           2002
                                                           ----           ----

Operating revenue                                        $67,994        $69,183
                                                         -------        -------
Operating expenses:
        Operations                                        45,693         45,330
        Maintenance                                        3,063          2,935
        Depreciation and amortization                      5,838          5,389
        Income taxes                                       3,314          4,573
        Property and other taxes                           2,538          2,551
                                                         -------        -------
             Total operating expenses                     60,446         60,778
                                                         -------        -------

             Net utility operating income                  7,548          8,405
                                                         -------        -------

Other income and expenses:
             Non-regulated income, net                       559            508
             Gain on sale of non-utility property            958          1,922
                                                         -------        -------
                                                           1,517          2,430


Interest expense:
        Long-term debt interest                            4,039          3,837
        Other interest                                       441            380
                                                         -------        -------
             Total interest expense                        4,480          4,217



Net income                                               $ 4,585        $ 6,618
                                                         =======        =======

Earnings per share
        Basic                                            $  0.30        $  0.43
                                                         =======        =======
        Diluted                                          $  0.30        $  0.43
                                                         =======        =======
Weighted average shares outstanding
        Basic                                             15,182         15,182
                                                         =======        =======
        Diluted                                           15,198         15,185
                                                         =======        =======
Dividends per share of common stock                      $0.28125       $0.28000
                                                         ========       ========


See accompanying Notes to Condensed Consolidated Financial Statements

CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATED STATEMENT OF INCOME
(In thousands, except per share data)
Unaudited
For the six months ended:
                                                       June 30,        June 30,
                                                         2003            2002
                                                         ----            ----

Operating revenue                                      $119,305        $120,794
                                                       --------        --------
Operating expenses:
      Operations                                         83,453          80,032
      Maintenance                                         6,316           5,355
      Depreciation and amortization                      11,598          10,783
      Income taxes                                        2,761           5,852
      Property and other taxes                            5,003           5,014
                                                       --------        --------
           Total operating expenses                     109,131         107,036
                                                       --------        --------

           Net utility operating income                  10,174          13,758
                                                       --------        --------

Other income and expenses:
           Non-regulated income, net                      1,169             891
           Gain on sale of non-utility property           1,511           1,973
                                                       --------        --------
                                                          2,680           2,864

Interest expense:
      Long-term debt interest                             8,217           7,369
      Other interest                                        706             820
                                                       --------        --------
           Total interest expense                         9,037           8,075

Net income                                             $  3,817        $  8,547
                                                       ========        ========

Earnings per share
      Basic                                            $   0.25        $   0.56
                                                       ========        ========
      Diluted                                          $   0.25        $   0.56
                                                       ========        ========
Weighted average shares outstanding
      Basic                                              15,182          15,182
                                                       ========        ========
      Diluted                                            15,191          15,185
                                                       ========        ========
Dividends per share of common stock                    $ 0.5625        $ 0.5600
                                                       ========        ========


See accompanying Notes to Condensed Consolidated Financial Statements

CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)
Unaudited
For the six months ended:

                                                                                        June 30,         June 30,
                                                                                          2003             2002
                                                                                          ----             ----
Operating activities
     Net income                                                                         $  3,817         $  8,547
                                                                                        --------         --------
     Adjustments  to  reconcile  net income to net cash
       provided  by  operating activities:
          Depreciation and amortization                                                   11,598           10,783
          Deferred income taxes, investment tax credits
              regulatory assets and liabilities, net                                        (510)           1,981
          Gain on sale of non-utility assets                                              (1,511)          (1,974)
          Changes in operating assets and liabilities:
              Receivables                                                                 (2,360)          (5,707)
              Unbilled revenue                                                            (2,070)          (2,785)
              Taxes and other prepaid expenses                                             1,670            2,430
              Accounts payable                                                             4,824            3,210
              Other current assets and liabilities                                         1,193           (2,306)
              Other changes, net                                                          (1,513)          (1,507)
                                                                                        --------         --------
                    Net adjustments                                                       11,321            4,125
                                                                                        --------         --------
                    Net cash provided by operating activities                             15,138           12,672
                                                                                        --------         --------
Investing activities:
     Utility plant expenditures:
          Company funded                                                                 (32,191)         (25,124)
          Developer advances and contributions in aid of construction                    (10,092)          (6,151)
     Acquisitions                                                                         (7,529)          (2,300)
     Proceeds from sale of non-utility assets                                              1,609            2,095
                                                                                        --------         --------
                    Net cash used in investing activities                                (48,203)         (31,480)
                                                                                        --------         --------

Financing activities:
     Net short-term borrowings                                                            13,679            2,000
     Net proceeds from long-term debt                                                     19,640           19,855
     Advances for construction                                                             6,580            4,352
     Refunds of advances for construction                                                 (2,371)          (2,053)
     Contributions in aid of construction                                                  4,082            3,465
     Dividends paid                                                                       (8,616)          (8,579)
                                                                                        --------         --------
                    Net cash provided by financing activities                             32,994           19,040
                                                                                        --------         --------


Change in cash and cash equivalents                                                          (71)             232
Cash and cash equivalents at beginning of period                                           1,063              953
                                                                                        --------         --------
Cash and cash equivalents at end of period                                              $    992         $  1,185
                                                                                        ========         ========

Supplemental disclosure of cash flow information:
     Cash paid during the six months:
          Interest (net of amounts capitalized)                                         $  8,836         $  7,612
          Income taxes                                                                  $     --         $  1,530


See accompanying Notes to Condensed Consolidated Financial Statements

                         CALIFORNIA WATER SERVICE GROUP
              Notes to Condensed Consolidated Financial Statements
                                  June 30, 2003


Note 1. Organization and Operations

      California  Water Service  Group (the  Company) is a holding  company that provides water utility and other related services in California, Washington, New Mexico and Hawaii through its wholly owned subsidiaries. California Water Service Company (Cal Water), Washington Water Service Company (Washington Water), New Mexico Water Service Company (New Mexico Water) and Hawaii Water Service Company, Inc. (Hawaii Water) provide regulated utility services under the rules and regulations of their respective State's regulatory commissions. In addition, these entities and CWS Utility Services provide non-regulated water utility and utility-related services.

      The Company operates primarily in one business segment providing water utility services.


Note 2. Summary of Significant Accounting Policies

      The interim financial information is unaudited. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments that are necessary to provide a fair presentation of the results for the periods presented. The adjustments consist only of normal recurring adjustments. The results for interim periods are not necessarily indicative of the results of the entire year. The condensed consolidated financial statements should be read in conjunction with the Company's consolidated financial statements for the year ended December 31, 2002 included in its Form 10-K as filed with the Securities and Exchange Commission on March 25, 2003.


Note 3.  Stock-based Compensation

      The Company has a stockholder approved Long-Term Incentive Plan that allows granting of nonqualified stock options. The Company has adopted the disclosure requirements of Statement of Financial Accounting Standards
      (SFAS) No. 123 "Accounting for Stock-Based Compensation," as amended by SFAS No. 148 "Accounting for Stock-Based Compensation - Transition Disclosure - An Amendment of FASB Statement No. 123", and as permitted by the statement, applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," for its plan. All outstanding options have an exercise price equal to the market price on the date they were granted. No compensation expense was recorded for the three and six month periods ended June 30, 2003 and 2002 related to stock options. No options were granted during the three and six month periods ended June 30, 2003.

      The table below illustrates the effect on net income and earnings per share as if the company had applied the fair value recognition provision of SFAS No. 123 to employee compensation.

                                                          Three Months Ended June 30
                                                          --------------------------
                                                     (in thousands, except per share data)

                                                         2003                     2002
                                                         ----                     ----
Net income, as reported                                 $4,585                   $6,618

Deduct: Stock-based employee compensation
   expense determined under fair value
   method for all awards, net of related tax effects        21                       21
                                                        ------                   ------
Pro forma net income                                    $4,564                   $6,597
                                                        ======                   ======

Earnings per share
         Basic - as reported                            $ 0.30                   $ 0.43
         Basic - pro forma                              $ 0.30                   $ 0.43

         Diluted - as reported                          $ 0.30                   $ 0.43
         Diluted - pro forma                            $ 0.30                   $ 0.43



                                                          Six Months Ended June 30
                                                          ------------------------
                                                     (in thousands, except per share data)

                                                         2003                     2002
                                                         ----                     ----
Net income, as reported                                 $3,817                   $8,547

Deduct: Stock-based employee compensation
   expense determined under fair value
   method for all awards, net of related tax effects        42                       42
                                                        ------                   ------
Pro forma net income                                    $3,775                   $8,505
                                                        ======                   ======

Earnings per share
         Basic - as reported                            $ 0.25                   $ 0.56
         Basic - pro forma                              $ 0.25                   $ 0.56

         Diluted - as reported                          $ 0.25                   $ 0.56
         Diluted - pro forma                            $ 0.24                   $ 0.56

Note 4.  Seasonal Business

     Due to the seasonal nature of the water business, the results for interim periods are not indicative of the results for a twelve-month period. Revenue and income are generally higher in the warm, dry summer months when water usage and sales are greater. Revenue and income are lower in the winter months when cooler temperatures and increased rainfall curtail water usage and sales.

Note 5.  Earnings Per Share Calculations

     The computations of basic and diluted earnings per share are noted below.

     Options to purchase 107,000 shares of common stock for the three and six month periods ended June 30, 2002 were excluded from the diluted per share calculation due to their anti-dilutive effect. No exclusions from the diluted per share calculation were made for the three and six month periods ended June 30, 2003.

                                                           Three Month Ended June 30
                                                           -------------------------
                                                     (in thousands, except per share data)
                                                          2003                     2002
                                                          ----                     ----
Net income                                              $ 4,585                  $ 6,618
Less preferred dividends                                     38                       38
                                                        -------                  -------
Net income available for common                         $ 4,547                  $ 6,580
                                                        =======                  =======

Weighted average common shares                           15,182                   15,182
Dilutive common stock options (treasury method)              16                        3
                                                        -------                  -------
Shares used for dilutive computation                     15,198                   15,185
                                                        =======                  =======

Net income per share - basic                            $  0.30                  $  0.43
                                                        -------                  -------
Net income  per share - diluted                         $  0.30                  $  0.43
                                                        -------                  -------


                                                            Six Months Ended June 30
                                                            ------------------------
                                                     (in thousands, except per share data)
                                                         2003                      2002
                                                         ----                      ----
Net income                                              $ 3,817                  $ 8,547
Less preferred dividends                                     76                       76
                                                        -------                  -------
Net income available for common                         $ 3,741                  $ 8,471
                                                        =======                  =======

Weighted average common shares                           15,182                   15,182
Dilutive common stock options (treasury method)               9                        3
                                                        -------                  -------
Shares used for dilutive computation                     15,191                   15,185
                                                        =======                  =======

Net income per share - basic                            $  0.25                  $  0.56
                                                        -------                  -------
Net income per share - diluted                          $  0.25                  $  0.56
                                                        -------                  -------

Note 6.  Allowance for Doubtful Accounts

      Allowance for doubtful accounts was $315,000 and $180,000 at June 30, 2003 and December 31, 2002, respectively.

Note 7.  Regulatory Assets and Liabilities

      The following table presents the components of regulatory assets and liabilities as of June 30, 2003 and December 31, 2002.

                                           (in thousands)
                                   June 30, 2003   December 31, 2002
                               -----------------   -----------------
Regulatory Assets
Deferred income taxes                    $31,341             $31,341
Post-retirement benefits other
   than pensions                           5,615               5,165
Asset retirement obligation                6,164                  --
Accrued vacation and workers
  compensation insurance                   9,583               9,583
                               -----------------   -----------------
Total Regulatory Assets                  $52,703             $46,089
                               =================   =================
Regulatory Liabilities
Income taxes                             $16,263             $17,201
                               =================   =================

Note 8.  Non Regulated Revenue and Income

      The following table presents the components of non-regulated income, net for the three month and six month periods ended June 30 2003 and 2002.

                                         Three Months Ended June 30
                                                (in thousands)

                                       2003                        2002
                               ---------------------        --------------------
                               Revenue       Income         Revenue      Income
                               -------       -------        -------      ------

Operating & maintenance        $1,073        $   254         $  997       $ 178
Meter reading & billing           325            125            188          61
Leases                            288            187            305         149
Water rights                     --             --              139         139
Design & construction             169             42          1,593          33
Other                              74            (49)            86         (52)
                               ------        -------         ------       -----

Total                          $1,929        $   559         $3,308       $ 508
                               ======        =======         ======       =====



                                           Six Months Ended June 30
                                                (in thousands)

                                       2003                         2002
                              ----------------------        --------------------
                              Revenue        Income         Revenue       Income
                              -------        -------        -------       ------

Operating & maintenance        $2,100        $   537         $1,971       $ 389
Meter reading & billing           642            258            457         134
Leases                            582            388            536         261
Water rights                     --             --              139         139
Design & construction             629             69          2,389         107
Other                             177            (83)            99        (139)
                               ------        -------         ------       -----

Total                          $4,130        $ 1,169         $5,591       $ 891
                               ======        =======         ======       =====

Note 9.  New Accounting Standards

      In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations," which applies to legal obligations associated with the retirement of long-lived assets and the associated asset retirement costs. The statement was effective for the Company in the first quarter of 2003. The adoption of SFAS No. 143 did not have a material impact to the Company's results of operations or cash flows.

      In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This Statement requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS No. 146 did not impact the Company's financial position, results of operations or cash flows.

      In November 2002, the FASB issued Interpretation No. 45, "Guarantors' Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." Interpretation No. 45 requires that a liability be recognized at the time a company issues a guarantee for the fair value of the obligations assumed under certain guarantee agreements. Interpretation No. 45 is effective for guarantees issued or modified after December 31, 2002. The disclosure requirements of the Interpretation expand the disclosures required by a guarantor about its obligations under a guarantee. The adoption of the accounting requirements of Interpretation No. 45 did not impact the Company's financial position, results of operations or cash flows.

      In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities." Interpretation No. 46 provides guidance for determining when a primary beneficiary should consolidate a variable interest entity or equivalent structure that functions to support the activities of the primary beneficiary. Interpretation No. 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of Interpretation No. 46 must be applied during the first interim or annual period beginning after June 15, 2003. The adoption of Interpretation No. 46 did not impact the Company's financial position, results of operations or cash flows.

      In April 2003, the FASB issued SFAS No. 149 "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". The standard impacts the accounting for certain derivative contracts entered into after June 30, 2003. This standard is effective for quarters beginning after June 15, 2003. The Company currently does not enter into derivative or hedging contracts. The adoption of SFAS No. 149 is not expected to have an impact on the Company's financial position, results of operations or cash flows.

      In May 2003, the FASB issued SFAS No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". The statement establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. The statement is effective for financial instruments entered into after May 31, 2003 and is otherwise effective for quarters beginning after June 15, 2003. The Company has not issued financial instruments that have characteristics of both liabilities and equity. The adoption of SFAS No. 150 is not expected to have an impact on the Company's financial position, results of operations or cash flows.

Note 10.  Subsequent Events

     Financing

      On July 11, 2003, the Company's shelf registration statement providing for the issuance from time to time of up to $120,000,000 in common stock, preferred stock and/or debt securities, became effective. The Company may issue any of these types of securities until the amount registered is exhausted, and will add the net proceeds from the sale of the securities to our general funds to be used for general corporate purposes, which may include investment in subsidiaries, working capital, capital expenditures, repayment of short-term borrowings, refinancing of existing long-term debt, acquisitions and other business opportunities.

      On August 4, 2003, the Company announced the issuance of 1,750,000 shares of common stock from the shelf registration statement. A prospectus supplement and prospectus were filed with the SEC under rule 424 (b) (2) on August 5, 2003. The shares were sold at $26.25 per share. The net proceeds to the Company were approximately $44 million and the transaction was closed on August 7, 2003. The funds were used to pay down short-term borrowings and to invest in short-term money market instruments pending their use for general corporate purposes. Additional information is incorporated by reference to a Form 8-K filed on August 6, 2003. After issuance of the 1,750,000 shares, there remains $74,062,500 in securities under the shelf registration, which are available for future issuance.

Item 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

      This quarterly report, including all documents incorporated by reference, may contain forward-looking statements. The forward-looking statements are intended to qualify for "safe-harbor" treatment established by the Private Securities Reform Act of 1995. Forward-looking statements are based on currently available information, expectations, estimates, assumptions and projections, and management's judgment about the company, the water utility industry and general economic conditions. Words like "expects", "intends", "plans", "believes", "estimates", "assumes", "anticipates", "projects", "predicts", "forecasts" or variations of these words or similar expressions are intended to identify forward-looking statements. The forward-looking statements are not guarantees of future performance. They are based on numerous assumptions that we believe are reasonable, but they are open to a wide range of uncertainties and business risks. Consequently, actual results may vary materially from what is contained in a forward-looking statement. Factors which may cause actual results to be different than expected or anticipated include: governmental and regulatory commissions' decisions; changes in regulatory commissions' policies and procedures; the timeliness of regulatory commissions' actions concerning rate relief; new legislation; electric power interruptions; increases in suppliers' prices and the availability of supplies including water and power; fluctuations in interest rates; changes in environmental compliance and water quality requirements; the ability to successfully implement business plans; changes in customer water use patterns; the impact of weather on water sales and operating results; access to sufficient capital on satisfactory terms; civil disturbances or terrorist threats or acts, or apprehension about possible future occurrences of acts of this type; the involvement of the United States in war or other hostilities; restrictive covenants in or changes to the credit ratings on our current or future debt that could increase our financing costs or affect our ability to borrow, make payments on debt or pay dividends; and, other risks and unforeseen events. When considering forward-looking statements, you should keep in mind the cautionary statements included in this paragraph. We assume no obligation to provide public updates of forward-looking statements.


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

Revenue Recognition

      Revenue from metered customers includes billings to customers based on monthly meter readings plus an estimate for water used between the customer's last meter reading and the end of the accounting period. The unbilled revenue amount is recorded as a current asset on the balance sheet under the caption "Unbilled Revenue." At June 30, 2003, the unbilled revenue amount was $10.0 million and at December 31, 2002 the amount was $8.0 million. The unbilled revenue amount is generally higher during the summer months when water sales are higher. The amount recorded as unbilled revenue varies depending on water usage in the preceding period, the number of days between meter reads for each billing cycle, and the number of days between each cycle's meter reading and the end of the accounting cycle.

      Flat rate customers are billed in advance at the beginning of the service period. The revenue is prorated so that the portion of revenue applicable to the current accounting period is included in that period's revenue. The portion related to a subsequent accounting period is recorded as unearned revenue on the balance sheet and recognized as revenue when earned in the subsequent accounting period. The unearned revenue liability was $1.9 million at June 30, 2003 and $1.7 million at December 31, 2002. This liability is included in "accrued expenses and other liabilities" on the balance sheet.

      Revenues from non-regulated activities are recognized when services have been rendered, when title has transferred to the buyer or ratable over the term of agreement for lease contracts. For construction and design services, revenue is generally recognized on the complete contract method, as most projects are completed in less than three months. One construction and design project spans multiple years and revenue is recognized using the percentage-of-completion method based on a zero profit margin until project completion.

Expense Balancing and Memorandum Accounts

      Expense-balancing accounts and memorandum accounts (offsetable expenses) represent costs incurred, but not billed to our customers. The amounts included in these accounts relate to rate increases charged to us by suppliers of purchased water and purchased power, and increases in pump taxes. We do not record expense-balancing or memorandum accounts in our financial statements as revenue, nor record a receivable until the California Public Utilities Commission ("CPUC") has authorized recovery of the higher costs and customers have been billed. The accounts are only used to track the higher costs. The cost increases, which are beyond our control, are referred to as "offsetable expenses" because under certain circumstances they are recoverable from customers in future offset rate increases.

      Historically, offset rate increases enabled water utilities to recover as a pass-through, cost increases for offsetable expenses that were not known or anticipated when customer rates were established and were beyond the utility's control. In December 2002, the CPUC issued a decision that designated certain offsetable expenses as frozen. These were offsetable expenses incurred prior to November 29, 2001. In May 2003, we received a decision from the CPUC allowing recovery of $5.4 million of offsetable expenses, of which $3.6 million will be collected from May 2003 through May 2004 and $1.8 million will be collected from May 2004 through May 2005. Partially offsetting this amount will be a refund of $0.8 million to one district that will be processed from June 2003 through June 2004. Certain other amounts totaling approximately $0.7 million were not allowed and will be incorporated into future rate case filings.

      In June 2003, the CPUC issued a decision allowing water utility companies to request recovery of "balancing-type memorandum accounts", which are primarily comprised of higher electricity cost incurred between November 29, 2001 and December 31, 2002. Unlike the recovery of such costs prior to November 29, 2001, certain limitations will apply. The primary limitation is recovery will not be allowed if a district earned more than its authorized rate of return for that year. We intend to file requests for approximately $6 million in the third quarter of 2003. We cannot predict the amount that will be authorized. We expect a decision prior to the end of 2003.

      A net $0.4 million of expense balancing account recovery was recognized in revenue for the quarter ended June 30, 2003. At June 30, 2003, the amount included in the offsetable expense accounts not yet recovered was $10.2 million, which reflects adjustments from the decisions noted above and reductions for amounts recovered through customer billings.

Regulated Utility Accounting

      Because we operate extensively in a regulated business, we are subject to the provisions of Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation." Regulators establish rates that are expected to permit the recovery of the cost of service and a return on investment. In the event a portion of our operations were no longer subject to the provisions of SFAS No. 71, we would be required to write off related regulatory assets and liabilities that are not specifically recoverable and determine if other assets might be impaired. If a regulatory commission determined that a portion of our assets was not recoverable in customer rates, we would be required to determine if we had suffered an asset impairment that would require a write-down in the assets' valuation. There have been no such asset impairments as of June 30, 2003.

Income Taxes

      Significant judgment by management is required in determining the provision for income taxes. The preparation of consolidated financial statements requires the estimation of income tax expense. The process involves the estimating of current tax exposure together with assessing temporary differences resulting from different treatment of certain items, such as depreciation, for tax and financial statement reporting. These differences result in deferred tax assets and liabilities, which are reported in the consolidated balance sheet. We must also assess the likelihood that deferred tax assets will be recovered in future taxable income, and to the extent recovery is unlikely, a valuation allowance would be recorded. If a valuation allowance were required, it could significantly increase income tax expense. In management's view, a valuation allowance is not required as of June 30, 2003.

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


RESULTS OF SECOND QUARTER 2003 OPERATIONS

     Second quarter net income was $4.6 million, equivalent to $0.30 per common share on a diluted basis compared to the $6.6 million or $0.43 per share on a diluted basis earned in the second quarter of 2002.

Operating Revenue

     Operating revenue decreased $1.2 million or 2% to $68.0 million. Weather had a significant influence on customer water usage. Temperatures were approximately the same as the prior year for our markets. However, precipitation was much higher compared to the prior year, (greater than 3 times last year's amount), which had a negative influence on usage. The month of April in particular had significantly higher precipitation. The factors that impacted the operating revenue decrease for the second quarter of 2003 are presented in the following table:

         Decreased usage by existing customers          ($4,546,000)
         Rate increases                                   1,895,000
         Usage by new customers                           1,462,000
                                                        ------------
              Net operating revenue decrease            ($1,189,000)
                                                        ============

      Operating revenue from rate increases includes step rate increases effective in January 2003, increases from 2 advice letters for the Bakersfield plant, increases for Washington Water and increases for balancing accounts. Usage by new customers includes $454,000 for New Mexico Water as these operations were acquired in July 2002, and $508,000 for Hawaii Water, which was acquired on April 30, 2003.

Total Operating Expenses

      Total operating expenses were $60,446,000 for the three months ended June 30, 2003 versus $60,778,000 for the same period in 2002, a 1% decrease. This category is comprised of operations expense, maintenance, depreciation/amortization, income taxes and property/other taxes.

      Operations expense increased $363,000 or 1% from the prior year. A major component of this expense is water production costs. Water production costs consists of purchased water, purchased power and pump taxes. It represents the largest component of operations expense. During the current quarter, these costs accounted for 57% of total operations expense. Water costs decreased 4% compared to last year. Water production quantities decreased 6% due to the lower water usage by existing customers and was partially offset by sales to new customers. Well production provided 51% of the water supply, 48% was purchased from wholesale suppliers and 1% was developed through our surface water treatment plants. The components of water production costs and changes from the second quarter of last year are shown in the table below:

                                                 Second Quarter
                                                    2003 Cost          Change
                                                   -----------     ------------
         Purchased water                           $19,298,000       ($764,000)
         Purchased power                             5,360,000          26,000
         Pump taxes                                  1,576,000        (269,000)
                                                   -----------     ------------
              Total                                $26,234,000     ($1,007,000)
                                                   ===========     ============

     Purchased water and pump taxes were lower due to the decreased usage by customers. Purchased power, which is used mainly for pumping equipment at wells and distribution lines, increased due to higher rates that were partially offset by lower usage.

     Other costs included in operations expense are wages, benefits, water treatment, water supply, customer services costs and general corporate expenses. Wages for union employees increased 1% effective January 1, 2003. Overall labor costs increased 5% due to replacing personnel at higher salaries and adding labor related to New Mexico Water and Hawaii Water. Payroll costs charged to operations expense increased by $238,000. Benefit costs increased $929,000 for pension costs and higher medical claim costs. Part of the agreement with union employees included a change in the pension plan for the minimum payment amounts. This change increased pension cost substantially, increasing 68% from the prior year. At June 30, 2003 there were 810 employees and at June 2002 there were 788 employees.

     Other major items driving the increase in operations expenses were water treatment/water quality expenses ($215,000) for increased testing and customer service expenses ($166,000) caused by increases in bad debts.

     Maintenance expense was $128,000 higher in the quarter ended June 30, 2003 due to additional maintenance required for mains, service line, meters and tank repairs. Depreciation/amortization expense increased $449,000 because of the increase in utility plant assets.

     Federal and state income taxes decreased $1,259,000 due to the decrease in taxable income. The effective tax rate was 42% in the current quarter and 41% for the same quarter in the prior year.

Other Income and Expense

     Other income and expense was $1,517,000 net income compared to $2,430,000 net income in 2002, a decrease of $913,000. The decrease was driven by lower sales of surplus real property that was partially offset by increases in income from operating/maintenance arrangements, meter reading/billing services and rental income from cellular antenna leases.

Interest Expense

     Total interest expense increased $263,000 with long-term debt interest increasing $202,000 and short-term interest expense increasing $61,000.

      Long-term debt interest has three components. Interest increased a net $482,000 because of the additional $40 million in senior notes issued. Our refinancing program resulted in reduced interest cost on approximately $60 million of debt that produced savings of $315,000. This savings is embedded in the net interest cost increase. Debt amortization increased $30,000 due to the new debt and the program to refinance certain long-term debt with lower-cost senior notes. Partially offsetting the interest increase from new senior notes was the increase of $310,000 for capitalization of interest related to construction projects in progress. The amount of construction in progress has increased, driven by large projects such as the Bakersfield treatment plant.

      Borrowings under our short-term bank credit agreement were higher during the second quarter of this year compared to the same quarter in 2002. The average interest rate on short-term debt was approximately 2.8% in 2003 compared to approximately 3.1% during the second quarter in 2002. The higher borrowings caused short-term interest expense to increase by $61,000.


RESULTS OF SIX MONTHS ENDED JUNE 30, 2003

      Net income for the six months ended June 30, 2003 was $3.8 million, equivalent to $0.25 per common share on a diluted basis compared to the $8.5 million or $0.56 per share on a diluted basis earned in 2002.

Operating Revenue

      Operating revenue decreased $1.5 million or 1% to $119.3 million. Weather had a significant influence on customer water usage. Temperatures were approximately the same as the prior year for our markets. However, precipitation was much higher, over two times the prior year comparable period and had a negative influence on usage. The factors that impacted the operating revenue decrease for the six months ended June 30, 2003 are presented in the following table:

         Decreased usage by existing customers          ($6,433,000)
         Rate increases                                   2,742,000
         Usage by new customers                           2,202,000
                                                        ------------
              Net operating revenue decrease            ($1,489,000)
                                                        ============

      Operating revenue from rate increases includes step rate increases effective in January 2003, increases from 2 advice letters for the Bakersfield plant, increases for Washington Water and increases for balancing accounts. Usage by new customers includes $788,000 for New Mexico Water as these operations were acquired in July 2002, and $508,000 for Hawaii Water, which was acquired on April 30, 2003.

Total Operating Expenses

      Total operating expenses were $109,131,000 for the six months ended June 30, 2003 versus $107,036,000 for the same period in 2002, a 2% increase. This category is comprised of operations expense, maintenance, depreciation/amortization, income taxes and property/other taxes.

      Operations expense increased $3,421,000 or 3% from the prior year. A major component of this expense is water production costs. Water production costs consists of purchased water, purchased power and pump taxes. It represents the largest component of operations expense. For the six months, these costs accounted for 54% of total operations expense, down from 57% in the prior year. Water costs decreased 1% compared to last year. Water production decreased 5% due to the lower water usage by existing customers and was partially offset by sales to new customers. Well production provided 50% of the water supply, 49% was purchased from wholesale suppliers and 1% was developed through our surface water treatment plants. The components of water production costs and changes from the six-month period of last year are shown in the table below:

                                                   Six Months
                                                    2003 Cost           Change
                                                   -----------        ----------
         Purchased water                           $33,700,000        ($252,000)
         Purchased power                             8,991,000           50,000
         Pump taxes                                  2,504,000         (293,000)
                                                   -----------        ----------
              Total                                $45,195,000        ($495,000)
                                                   ===========        ==========

      Purchased water and pump taxes were lower due to the decreased usage by customers. Purchased power, which is used mainly for pumping equipment at wells and distribution lines increased due to higher rates and were partially offset by lower usage.

      Other costs included in operations expense are wages, benefits, water treatment, water supply, customer services costs and general corporate expenses. Wages for union employees increased 1% effective January 1, 2003. Overall labor costs increased 6% due to replacing personnel at higher salaries and adding labor related to New Mexico Water and Hawaii Water. Payroll costs charged to operations expense increased by $671,000. Benefit costs increased $1,806,000 for pension costs and higher medical claim costs. Part of the agreement with union employees included a change in the pension plan for the minimum payment amounts. This change increased pension cost substantially, increasing 73% from the prior year. At June 30, 2003 there were 810 employees and at June 2002 there were 788 employees.

      Other major items driving the increase in operations expenses were water treatment/water quality expenses ($501,000) for increased testing and customer service expenses ($280,000) caused by increases in bad debts.

      Maintenance expense was $961,000 higher in the six-month period ended June 30, 2003 due to additional maintenance required for mains, service line, meters and tank repairs. Depreciation/amortization expense increased $815,000 because of the increase in utility plant assets.

      Federal and state income taxes decreased $3,091,000 due to the decrease in taxable income. The effective tax rate was 42% for the six month period and 41% for the same period in the prior year.

Other Income and Expense

      Other income and expense was $2,680,000 net income compared to $2,864,000 net income in 2002, a decrease of $184,000. The decrease was driven by lower sales of surplus real property that was partially offset by increases in income from operating/maintenance arrangements, meter reading/billing services and rental income from cellular antenna leases.

Interest Expense

      Total interest expense increased $962,000 with long-term debt interest increasing $848,000 and short-term interest expense increasing $114,000.

      Long-term debt interest has three components. Interest increased $947,000 because of the additional $40 million in senior notes issued. Our refinancing program resulted in reduced interest cost on approximately $60 million of debt that produced savings of $467,000. This savings is embedded in the net interest cost increase. Debt amortization increased $61,000 due to the new debt and the program to refinance certain long-term debt with lower-cost senior notes. Partially offsetting the interest increase from new senior notes was the increase of $160,000 for capitalization of interest related to construction projects in progress. The amount of construction in progress has increased, driven by large projects such as the Bakersfield treatment plant.

      Borrowings under our short-term bank credit agreement were higher during the first six months of this year compared to the same period in 2002. Average interest rates on short-term debt was approximately 2.9% in 2003 compared to a 3.4% rate in 2002. The higher borrowings caused short-term interest expense to increase by $114,000.


REGULATORY MATTERS

Rate Case Proceedings

      California Water 2001 General Rate Case (GRC) Applications - This filing was submitted in July 2001. A Draft of Proposed Decision (DPD) was issued in January 2003 authorizing a $12.8 million annual revenue increase, which is less than the initial filing. In addition, the DPD decision authorizing a return on equity of 9.7% on 51.5% equity capitalization (equity divided by equity and long term debt). In April 2003, the CPUC issued a decision to establish April 3, 2003 as the effective date for the 2001 applications. This is favorable to us, as revenues will not continue to be permanently lost due to the delays in GRC decisions by the CPUC. Past GRC applications took approximately 10 months to receive a decision. The 2001 GRC filing is currently 26 months old. We are unable to predict when the final decision will be issued, their composition or their financial impact on 2003 net revenues.

      Washington Water 2002 GRC Applications - Washington Water received approval on its application effective April 2002 for $1 million of increased rates annually to cover higher operating costs and capital expenditures.

      California Water 2002 GRC Applications - In November 2002, applications were filed for rate increases of $1.3 million on an annual basis relating to three districts. Due to the delays by the CPUC decision-making process, we are unable to predict when the final decisions and rulings will be issued, their composition or their financial impact on 2003 net revenues.

      California Water 2003 GRC Applications - In January 2003, applications were filed for rate increases of $8.2 million on an annual basis relating to four districts. In July, 2003 we submitted a preliminary GRC filing and the application is expected to be filed in September 2003. Due to the delays by the CPUC in the decision-making process, we are unable to predict when the final decisions and rulings will be issued, their composition or their financial impact on 2003 net revenues.

      California Water Advice Letters - Advice letters are used to request rate increases for specific capital expenditures. The process for receiving decisions on advice letters is less involved than for GRC applications. Decisions by the CPUC on advice letters have been timely and much faster compared to GRC applications. In June 2002, the CPUC authorized increased rates for our Bakersfield district of $800,000 on an annual basis. In April 2003, the CPUC authorized increased rates of $1.8 million. These increases are for the new Bakersfield treatment plant that became operational in the second quarter of 2003. We expect to make an additional advice letter application in the second half of 2003 for Bakersfield for approximately $4 million. These rate increases reflect additional expenditures related to the new treatment plant with a total project cost of approximately $49 million.

      Other rate increases - The City of Hawthorne granted an increase of $200,000 effective July 2003. This arrangement is not governed by the CPUC.

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

      Assembly Bill 2838 became effective on January 1, 2003. It is designed to preserve the cash flow of regulated water utilities by providing interim rate relief if the CPUC has not issued a decision for a requested GRC rate increase within its established ten month processing period. The interim rate relief is subject to adjustments based on the CPUC's final decision in the GRC proceeding. For the six months ended June 30, 2003, Assembly Bill 2838 did not have an impact on us in granting interim rate relief. The CPUC interpreted the provisions of the bill to apply only to GRC applications subsequent to January 1, 2003 and the CPUC is reviewing their internal processing period.


LIQUIDITY

Short-term and Long-term Debt

      Short-term  bank  borrowings  were   $50,058,000  at  June  30,  2003  and
      $36,379,000 at December 31, 2002. We have a $55 million agreement for California Water Service Company, which expires in April 2005. The amount is reduced to $45 million after

      December 31, 2003. An amendment was executed which revised the date of reduction from June 30, 2003 to December 31, 2003. The agreement has a 30-day out-of-debt compliance period that must be met by December 31, 2004. A $10 million credit facility exists for California Water Service Group, CWS Utility Services and New Mexico Water Service Company. The agreement has a 30-day out-of-debt compliance period that must be met by December 31, 2003. New Mexico Water Service Company has a $2.9 million facility that was renewed in January 2003 and expires May 2004 and does not have an out-of-debt compliance period. Washington Water Service Company has a $0.1 million credit facility that is currently unused.

      We initiated a program in 2002 to refinance a portion of our outstanding first mortgage bonds. This program has been continued in 2003. On May 1, 2003, we issued $10 million, 5.54%, 20-year series I Senior Notes and $10 million, 5.44%, 15 year series J Senior Notes. Both notes are unsecured. The proceeds from these borrowings were used to redeem EE First Mortgage bonds that had an interest rate of 7.9%. The principal, call premiums and transaction costs were approximately $20 million. We will continue to pursue refinancing opportunities when economic conditions are favorable. The entire refinancing program is expected to impact approximately $100 million of debt and is expected to save approximately $1.8 million on an annual basis.

Debt Credit Ratings

     California Water Service Company is rated by Moody's Investors Service ("Moodys") and Standard & Poor's ("S&P"). The rating by Moodys is A1 and S&P is A+. The ratings were unchanged from the revised ratings issued in the fourth quarter of 2002.

Shelf Registration Statement

      On July 11, 2003, we filed a shelf registration statement providing for the issuance from time to time of up to $120,000,000 in common stock, preferred stock and/or debt securities, became effective. We may issue any of these types of securities until the amount registered is exhausted, and will add the net proceeds from the sale of the securities to our general funds to be used for general corporate purposes, which may include investment in subsidiaries, working capital, capital expenditures, repayment of short-term borrowings, refinancing of existing long-term debt, acquisitions and other business opportunities.

      On August 4, 2003, we announced the issuance of 1,750,000 additional shares of common stock from the shelf registration statement. A prospectus supplement and prospectus were filed with the SEC under rule 424 (b) (2) on August 5, 2003. The shares were sold at $26.25 per share. The net proceeds to us were approximately $44 million and the transaction was closed on August 7, 2003. The funds were used to pay down short-term borrowings and to invest in short-term money market instruments pending their use for general corporate purposes. Additional information is incorporated by reference to a Form 8-K filed on August 6, 2003. After issuance of the 1,750,000 shares, there remains $74,062,500 in securities under the shelf registration, which are available for future issuance.

Dividends, Book Value and Share Holders

      The second quarter common dividend was paid on May 16, 2003, at $0.28125 per share compared to a quarterly dividend in 2002 of $0.28. This was our 234th consecutive quarterly dividend. Annualized, the 2003 dividend rate is $1.125 per common share compared to $1.12 in 2002. Based on the 12-month earnings per share at June 30, 2003, the dividend payout ratio is 118% of net income. For the full year 2002, the payout ratio was 90% of net income. On a long-term basis, our goal is to achieve a dividend payout ratio of about 60% of net income.

      At their July 23, 2003 meeting, the Board declared the third quarter dividend of $0.28125 payable August 15, 2003 to stockholders of record on August 1, 2003. This will be the 235th consecutive quarterly dividend.

      About 4% of the outstanding shares participate in a reinvestment program under the Company's Dividend Reinvestment and Stock Purchase Plan ("Plan"). Shares required for the dividend reinvestment and stock purchase option of the Plan were purchased on the open market. Shares are also purchased on the open market to fulfill the requirements of our sponsored Employee Savings Plan (401K). Purchases for this plan are made on a biweekly basis.

      Book value per common share was $12.81 at June 30, 2003 compared to $13.12 at December 31, 2002.

      We have approximately 4,200 stockholders of record of our common stock.

Utility Plant

      During the six months ended June 30, 2003, capital expenditures totaled $42.3 million. $32.2 million was from company funded projects and $10.1 was from of third party funded projects. The 2003 Company funded construction budget is $51.7 million. Third party funded projects are not determined by us and, therefore, we are unable to estimate the amount of such projects for 2003.

      At June 30, 2003, construction work in progress was $73.3 million compared to $48.6 million at December 31, 2002. Work in progress includes projects that are under construction, but not yet complete and in service. A main reason for the increase in work in progress is the $49.5 million expended to date on the Northeast Bakersfield Treatment Plant. This amount is included in work in progress at June 30, 2003. This project is the largest construction project ever undertaken by the Company. The Northeast Bakersfield Treatment Plant began service to customers in May 2003.

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

      The Rio Grande purchase price was allocated to the fair value of net assets acquired, including utility plant, water rights and assumed liabilities. The allocation of fair value is based on management's estimate of the fair value for purchase accounting purposes at the date of acquisition. Our results of operations for the three-month and six-month periods ended June 30, 2003 include the operating results of New Mexico Water. These were not material to the Company.

Kaanapali Water Corporation

      On April 30, 2003, we acquired the Kaanapali Water Corporation for an initial payment of $7.5 million in cash. In July 2003, the purchase price was adjusted due to adjustments in rate base for deferred taxes. Approximately $1.5 million was refunded to the Company resulting in a net purchase price $6.0 million. The purchase price was allocated to the fair value of net assets acquired, including utility plant, water rights, receivables and assumed liabilities. The allocation of fair value is based on management's estimate of the fair value for purchase accounting purposes at the date of acquisition and is subject to adjustments as new information is available up to one year after the acquisition date. After completing the acquisition, the entity's name was changed to Hawaii Water Service Company, Inc. Hawaii Water provides water utility services to 500 customers in Maui, Hawaii. It had 2002 revenues of $3.0 million, and has net plant excluding contributions in aid of constructions of approximately $5.7 million and current assets of $0.3 million. The Hawaii Public Utilities Commission ("HPUC") approved the acquisition in March 2003. The final purchase price will be determined after certain events have occurred, principally the resolution of determining rate base after filing for a general rate case with the HPUC. At that time, the purchase price could be adjusted. Preliminary estimates of the amount of adjustment are between 0 and 5% of the purchase price.

National Utilities Corporation

      In June 2002, NMWSC signed an agreement to purchase National Utilities Corporation and related parties for approximately $1,100,000. National Utilities serves 700 water customers located adjacent to the Rio Grande water system and another 900 water customers located

      150 miles south of Albuquerque, New Mexico. The purchase will entitle NMWSC to purchase up to 2,000 acre-feet of water annually as required for its operations. The purchase is subject to the approval of the New Mexico Public Regulation Commission. Regulatory approval is expected in the third quarter of 2003 and the transaction is expected to close in the fourth quarter.

      National Utilities had 2001 revenue of $575,000 and total assets of $1,425,000. Its net utility plant in service at December 31, 2001 was $1,143,000.


ACCOUNTING PRONOUNCEMENTS

      See Note 9 to the Condensed Consolidated Financial Statements


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

      Historically, the commission's balancing account or offsetable expense procedures allowed for increases in purchased water and purchased power costs to be passed on to consumers. Over 95% of our net income and cash flows come from California operations; therefore the CPUC actions have a significant impact on our business. See Item 2, Expense Balancing and Memorandum Accounts and Regulatory Matters.


Item 4.

CONTROLS AND PROCEDURES

      (a) Evaluation of Disclosure Controls and Procedures

      We carried out an evaluation, under the supervision of and with the participation of our management, including our principal executive and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period by this report, pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934. Based on their review of our disclosure controls and procedures, the principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective in timely alerting us to material information that is required to be included in periodic SEC filings.

      (b) Changes to Internal controls

      There were no changes in our internal controls over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, such controls.


PART II  OTHER INFORMATION

Item 1.

LEGAL PROCEEDINGS

(a) In March 2003, we were served with a lawsuit in state court, as one of several defendants, for damages and injuries related from alleged contamination in our drinking water supply in the Marysville district. The suit did not specify a dollar amount. In June 2003, all other defendants, who were governmental entities, were dismissed, and the plaintiff was granted leave to amend his complaint against us. Based on plaintiff's previously filed complaints, we doubt the amended complaint will allege any facts under which we may be held liable. We intend to vigorously defend the suit. In 2000 and 2002, the same plaintiffs in this action brought suits against us in federal court with similar allegations concerning drinking water supply contamination. All federal claims were dismissed with prejudice; however, the Federal Court refused to hear the state claims. Our insurance carrier is paying for legal defense costs, and we believe that our insurance policy will cover all costs related to this matter.


(b) Cal Water is required to report each water system acquisition to the CPUC and obtain CPUC authorization before charging rates. In February 2003, the CPUC`s Office of Ratepayer Advocates recommended that the Company be fined up to $9,600,000 and refund $470,000 for failure to report and obtain CPUC authorizations on two acquisitions. One acquisition was completed on March 12, 1997 prior to adoption of the reporting requirement by the CPUC; the other was inadvertently not reported. Cal Water purchased the two water systems (Indian Springs and Country Meadows), which serve 283 customers, for approximately $140,000. The staff's recommendation does not challenge the level of service provided or amounts charged for water service to the customers but our failure to obtain authorization to charge rates set forth in the purchase agreements and our failure to report the acquisitions to the CPUC in accordance with a previously executed memorandum of understanding. Cal Water and the Office of Ratepayer Advocates (ORA) have filed their briefs in the matter and are awaiting the Administrative Law Judge's issuance of a proposed ruling. We believe that ORA's recommendation is extraordinarily harsh given the nature of the infractions and that any penalty will be substantially reduced when this matter is considered by the full CPUC.

         On May 7, 2002, the Cal Water filed Advice Letters 1514 and 1515 notifying the CPUC of its acquisition of the water systems and requesting authorization to charge the rates filed and include the Indian Springs and Country Meadows water systems in its Salinas District. Additionally, on June 26, 2002, Cal Water filed Advice Letter 1517 notifying the CPUC of its acquisition of the Olcese Water District water system and to include this system in its Salinas district. On July 10, 2003, the CPUC issued Resolution W-4390. In this resolution the Commission staff raised the issue of the legality of the contracts entered into by Cal Water to acquire the Indian Springs and Country
         Meadows water systems and whether Cal Water complied with legal requirements prior to charging rates to the Olcese Water District customers. The resolution grants the Company's request to consult with the CPUC Water Division with the goal of resolving issues within 120 days, at which time, the CPUC will then consider if additional action is warranted. We are working with Water Division to reconstruct the contracts. At this time, we cannot estimate the amount of the penalty or the timing of the resolution of these issues.

Item 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) Disclosure of matters to a vote of security holders was provided in our Form 10-Q for the first quarter of 2003. This relates to matters voted on by security holders at our April 23, 2003 shareholders meeting.


Item 6.

EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits required to be filed by Item 601 of Regulation S-K.

         The exhibit list required by this Item is incorporated by reference to the Exhibit Index attached to this report.

(b)      Reports on Form 8-K

         On July 24,  2003,  we filed a current  report on Form 8-K  pursuant to
         Item 12, "Disclosure of Results of Operations and Financial Condition," attaching our press release dated July 23, 2003 announcing earnings results for the second quarter of 2003.

         On August 6, 2003,  we filed a current  report on Form 8-K  pursuant to item 5, "Other Events" attaching the Underwriting Agreement, the Terms Agreement and the legality opinion of counsel relating to the sale of 1,750,000 shares of common stock, par value $.01 per share.

                                   SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         CALIFORNIA WATER SERVICE GROUP
                         ------------------------------
                                   Registrant


August 13, 2003


                            By:   /s/ Richard D. Nye
                                 Richard D. Nye
                     Vice President, Chief Financial Officer
                                  and Treasurer

                                  Exhibit Index

   Exhibit                 Description

   10.24   Amendment dated June 25, 2003 to agreement with..................  32
           Bank of America dated February 28, 2003.


   31.1    Chief Executive Officer certification of financial statements....  34 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002


   31.2    Chief Financial Officer certification of financial statements....  36 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.


   32      Chief Executive Officer and Chief Financial Officer..............  38
           pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.