Form 10-Q
period 2003-09-30
CALIFORNIA WATER SERVICE GROUP
filed 2003-11-14
CIK 1035201

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003
                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ___________________

Commission file number 1-13883
                       ------------------------------

                         CALIFORNIA WATER SERVICE GROUP
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Delaware                                     77-0448994
--------------------------------------------------------------------------------
   (State or other jurisdiction             (I.R.S. Employer Identification No.)
of incorporation or organization)

1720 North First Street, San Jose, CA.                      95112
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

Indicate by checkmark whether the Registrant is an accelerated filer (as defined in rule 12b-2 of the Act) Yes _X_ No __

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common shares outstanding as of November 11, 2003 - 16,932,046.

TABLE OF CONTENTS

                                                                            Page

PART I      Financial Review - Condensed Consolidated Financial Statements
              (unaudited) and Management's Discussion and Analysis ..........  3

Item 1      Condensed Consolidated Balance Sheets
              September 30, 2003 and December 31, 2002.......................  4

            Condensed Consolidated Statements of Income
              For the Three Months Ended September 30, 2003 and 2002.........  5

            Condensed Consolidated Statements of Income
              For the Nine Months Ended September 30, 2003 and 2002..........  6

            Condensed Consolidated Statements of Cash Flows
              For the Nine Months Ended September 30, 2003 and 2002..........  7

            Notes to Condensed Consolidated Financial Statements.............  8

Item 2      Management's Discussion and Analysis of Financial Condition
              and Results of Operations...................................... 16

Item 3      Quantitative and Qualitative Disclosure about Market Risk........ 30

Item 4      Controls and Procedures.......................................... 30


PART II     Other Information

Item 1      Legal Proceedings................................................ 31


Item 6      Exhibits and Reports on Form 8-K................................. 32

            Signatures....................................................... 33

            Index to Exhibits................................................ 34

PART I FINANCIAL INFORMATION

Item 1.

Financial Statements

         The financial information presented in this 10-Q filing has been prepared by management and has not been audited.

CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited
(In thousands, except per share data)

                                                                                               September 30,            December 31,
                                                                                                   2003                     2002
                                                                                               -----------              -----------
ASSETS
Utility plant:
        Utility plant                                                                          $ 1,063,323              $ 1,001,310
        Less accumulated depreciation and amortization                                             320,594                  304,322
                                                                                               -----------              -----------
              Net utility plant                                                                    742,729                  696,988
                                                                                               -----------              -----------

Current assets:
        Cash and cash equivalents                                                                   12,396                    1,063
        Receivables                                                                                 26,438                   23,961
        Unbilled revenue                                                                            12,684                    7,969
        Materials and supplies at average cost                                                       2,934                    2,760
        Taxes and other prepaid expenses                                                             8,086                    7,234
                                                                                               -----------              -----------
              Total current assets                                                                  62,538                   42,987
                                                                                               -----------              -----------

Other assets:
        Regulatory assets                                                                           53,017                   46,089
        Other assets                                                                                16,907                   14,518
                                                                                               -----------              -----------
              Total other assets                                                                    69,924                   60,607
                                                                                               -----------              -----------
                                                                                               $   875,191              $   800,582
                                                                                               ===========              ===========

CAPITALIZATION AND LIABILITIES
Capitalization:
        Common stock, $.01 par value                                                           $       169              $       152
        Additional paid-in capital                                                                  93,773                   49,984
        Retained earnings                                                                          148,695                  149,215
        Accumulated other comprehensive loss                                                          (134)                    (134)
                                                                                               -----------              -----------
              Total common stockholders' equity                                                    242,503                  199,217
        Preferred stock                                                                              3,475                    3,475
        Long-term debt, less current maturities                                                    270,909                  250,365
                                                                                               -----------              -----------
              Total capitalization                                                                 516,887                  453,057
                                                                                               -----------              -----------

Current liabilities:
        Current maturities of long-term debt                                                           900                    1,000
        Short-term borrowings                                                                        2,479                   36,379
        Accounts payable                                                                            29,020                   23,706
        Accrued expenses and other liabilities                                                      44,070                   30,456
                                                                                               -----------              -----------
              Total current liabilities                                                             76,469                   91,541

Unamortized investment tax credits                                                                   2,875                    2,774
Deferred income taxes                                                                               38,414                   31,371
Regulatory and other liabilities                                                                    34,123                   28,804
Advances for construction                                                                          120,919                  115,459
Contributions in aid of construction                                                                85,504                   77,576
Commitments and contingencies                                                                         --                       --
                                                                                               -----------              -----------
                                                                                               $   875,191              $   800,582
                                                                                               ===========              ===========

See accompanying Notes to Condensed Consolidated Financial Statements

CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Unaudited
(In thousands, except per share data)

For the three months ended:                                 September 30,   September 30,
                                                                2003            2002
                                                              --------        --------
Operating revenue                                             $ 88,197        $ 81,440
                                                              --------        --------
Operating expenses:
      Operations                                                58,398          54,190
      Maintenance                                                3,172           3,010
      Depreciation and amortization                              5,830           5,263
      Income taxes                                               5,587           5,047
      Property and other taxes                                   2,691           2,333
                                                              --------        --------
           Total operating expenses                             75,678          69,843
                                                              --------        --------
           Net operating income                                 12,519          11,597
                                                              --------        --------

Other income and expenses:
           Non-regulated income, net                               623             527
           Gain/(loss) on sale of non-utility property              24             (13)
                                                              --------        --------
                                                                   647             514

Interest expense:
      Long-term debt interest                                    4,234           4,149
      Other interest                                               345             287
                                                              --------        --------
           Total interest expense                                4,579           4,436


Net income                                                    $  8,587        $  7,675
                                                              ========        ========

Earnings per share:
      Basic                                                   $   0.53        $   0.50
                                                              ========        ========
      Diluted                                                 $   0.53        $   0.50
                                                              ========        ========
Weighted average shares outstanding:
      Basic                                                     16,209          15,182
                                                              ========        ========
      Diluted                                                   16,222          15,185
                                                              ========        ========

Dividends per share of common stock                           $0.28125        $0.28000
                                                              ========        ========

See accompanying Notes to Condensed Consolidated Financial Statements

CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Unaudited
(In thousands, except per share data)

For the nine months ended:                         September 30,   September 30,
                                                       2003            2002
                                                     --------        --------
Operating revenue                                    $207,502        $202,234
                                                     --------        --------
Operating expenses:
      Operations                                      141,851         134,222
      Maintenance                                       9,488           8,365
      Depreciation and amortization                    17,428          16,045
      Income taxes                                      8,348          10,898
      Property and other taxes                          7,694           7,349
                                                     --------        --------
           Total operating expenses                   184,809         176,879
                                                     --------        --------

           Net operating income                        22,693          25,355
                                                     --------        --------

Other income and expenses:
           Non-regulated income, net                    1,792           1,417
           Gain on sale of non-utility property         1,535           1,961
                                                     --------        --------
                                                        3,327           3,378

Interest expense:
      Long-term debt interest                          12,451          11,518
      Other interest                                    1,165             994
                                                     --------        --------
           Total interest expense                      13,616          12,512

Net income                                           $ 12,404        $ 16,221
                                                     ========        ========

Earnings per share:
      Basic                                          $   0.79        $   1.06
                                                     ========        ========
      Diluted                                        $   0.79        $   1.06
                                                     ========        ========
Weighted average shares outstanding:
      Basic
                                                       15,528          15,182
                                                     ========        ========
      Diluted
                                                       15,539          15,185
                                                     ========        ========

Dividends per share of common stock                  $0.84375        $0.84000
                                                     ========        ========

See accompanying Notes to Condensed Consolidated Financial Statements

CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
(In thousands)

For the nine months ended:                                                                     September 30,           September 30,
                                                                                                   2003                    2002
                                                                                                 --------                --------
Operating activities
     Net income                                                                                  $ 12,404                $ 16,221
                                                                                                 --------                --------
     Adjustments to reconcile net income to net cash provided by operating activities:
          Depreciation and amortization                                                            17,428                  16,045
          Deferred income taxes, investment tax credits
              regulatory assets and liabilities, net                                                3,900                   1,523
          Gain on sale of non-utility assets                                                       (1,535)                 (1,961)
          Changes in operating assets and liabilities:
              Receivables                                                                          (2,286)                 (6,866)
              Unbilled revenue                                                                     (4,715)                 (3,596)
              Taxes and other prepaid expenses                                                       (764)                 (1,758)
              Accounts payable                                                                      5,293                   4,945
              Other current assets and liabilities                                                 13,438                  11,790
              Other changes, net                                                                   (1,425)                 (2,986)
                                                                                                 --------                --------
                    Net adjustments                                                                29,334                  17,136
                                                                                                 --------                --------
                    Net cash provided by operating activities                                      41,738                  33,357
                                                                                                 --------                --------
Investing activities:
     Utility plant expenditures
          Company funded                                                                          (39,845)                (47,929)
          Developer funded                                                                        (13,527)                (10,986)
     Acquisitions                                                                                  (6,094)                 (2,300)
     Proceeds from sale of non-utility assets                                                       1,643                   2,122
                                                                                                 --------                --------
                    Net cash used by investing activities                                         (57,823)                (59,093)
                                                                                                 --------                --------

Financing activities:
     Net change in short-term borrowings                                                          (34,000)                (11,000)
     Net proceeds from issuance of long-term debt                                                  19,630                  39,753
     Advances for construction                                                                      9,197                   9,924
     Refunds of advances for construction                                                          (3,603)                 (3,386)
     Contributions in aid of construction                                                           5,310                   5,342
     Proceeds from issuance of common stock, net                                                   43,808                    --
     Dividends paid                                                                               (12,924)                (12,868)
                                                                                                 --------                --------
                    Net cash provided by financing activities
                                                                                                   27,418                  27,765
                                                                                                 --------                --------

Change in cash and cash equivalents                                                                11,333                   2,029
Cash and cash equivalents at beginning of period                                                    1,063                     953
                                                                                                 --------                --------
Cash and cash equivalents at end of period                                                       $ 12,396                $  2,982
                                                                                                 ========                ========

Supplemental disclosure of cash flow information:
   Cash paid during the nine months:
          Interest (net of amounts capitalized)                                                  $  9,459                $  7,940
          Income taxes                                                                           $    550                $  5,005

See accompanying Notes to Condensed Consolidated Financial Statements

                         CALIFORNIA WATER SERVICE GROUP
              Notes to Condensed Consolidated Financial Statements
                               September 30, 2003

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

Note 3. Stock-based Compensation

         The Company has a stockholder approved Long-Term Incentive Plan that allows granting of non-qualified stock options. The Company has adopted the disclosure requirements of Statement of Financial Accounting Standards (SFAS) No. 123 "Accounting for Stock-Based Compensation," as amended by SFAS No. 148 "Accounting for Stock-Based Compensation - Transition Disclosure - An Amendment of FASB Statement No. 123," and as permitted by SFAS No. 123, applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," for its plan. All outstanding options had an exercise price equal to the market price on the date they were granted. No compensation expense was recorded for the three and nine-month periods ended September 30, 2003 and 2002 related to stock options. No options were granted during the three and nine-month periods ended September 30, 2003.

         The table below illustrates the effect on net income and earnings per share as if the company had applied the fair value recognition provision of SFAS No. 123 to employee compensation.

                                                          Three Months Ended September 30
                                                          -------------------------------
                                                       (in thousands, except per share data)
                                                              2003              2002
                                                            ---------        ---------
Net income, as reported                                     $   8,587        $   7,675

Deduct: Stock-based employee compensation
   expense determined under fair value
   method for all awards, net of related tax effects               21               21
                                                            ---------        ---------
Pro forma net income                                        $   8,566        $   7,554
                                                            =========        =========

Earnings per share
         Basic - as reported                                $    0.53        $    0.50
         Basic - pro forma                                  $    0.53        $    0.50

         Diluted - as reported                              $    0.53        $    0.50
         Diluted - pro forma                                $    0.53        $    0.49


                                                          Nine Months Ended September 30
                                                          ------------------------------
                                                       (in thousands, except per share data)
                                                               2003               2002
                                                            ----------        ----------
Net income, as reported                                     $   12,404        $   16,221

Deduct: Stock-based employee compensation
   expense determined under fair value
   method for all awards, net of related tax effects                63                63
                                                            ----------        ----------
Pro forma net income                                        $   12,341        $   16,158
                                                            ==========        ==========

Earnings per share
         Basic - as reported                                $     0.79        $     1.06
         Basic - pro forma                                  $     0.79        $     1.06

         Diluted - as reported                              $     0.79        $     1.06
         Diluted - pro forma                                $     0.79        $     1.06


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

         Options to purchase 107,000 shares of common stock for the three and nine month periods ended September 30, 2002 were excluded from the diluted per share calculation due to their anti-dilutive effect. No exclusions from the diluted per share calculation were made for the three and nine month periods ended September 30, 2003.

                                                            Three Months Ended
                                                              September 30
                                                          ----------------------
                                                          (in thousands, except
                                                             per share data)
                                                            2003           2002
                                                          -------        -------
Net income                                                $ 8,587        $ 7,675
Less preferred dividends                                       38             38
                                                          -------        -------
Net income available for common stock                     $ 8,549        $ 7,637
                                                          =======        =======

Weighted average common shares                             16,209         15,182
Dilutive common stock options (treasury method)                13              3
                                                          -------        -------
Shares used for dilutive computation                       16,222         15,185
                                                          =======        =======
Net income per share - basic                              $  0.53        $  0.50
                                                          -------        -------
Net income  per share - diluted                           $  0.53        $  0.50
                                                          -------        -------


                                                             Nine Months Ended
                                                              September 30
                                                          ----------------------
                                                          (in thousands, except
                                                             per share data)
                                                            2003          2002
                                                          -------        -------
Net income                                                $12,404        $16,221
Less preferred dividends                                      115            115
                                                          -------        -------
Net income available for common stock                     $12,289        $16,106
                                                          =======        =======

Weighted average common shares                             15,528         15,182
Dilutive common stock options (treasury method)                11              3
                                                          -------        -------
Shares used for dilutive computation                       15,539         15,185
                                                          =======        =======
Net income per share - basic                              $  0.79        $  1.06
                                                          -------        -------
Net income per share - diluted                            $  0.79        $  1.06
                                                          -------        -------

Note 6. Allowance for Doubtful Accounts

         Allowance for doubtful accounts was $290,000 and $180,000 at September 30, 2003 and December 31, 2002, respectively.

Note 7. Regulatory Assets and Liabilities

         The following table presents the components of regulatory assets and liabilities as of September 30, 2003 and December 31, 2002.


                                               September 30,      December 31,
                                                  2003                2002
                                                 -------            -------
                                             (in thousands)       (in thousands)

Regulatory Assets
Related to income taxes                          $31,341            $31,341
Post-retirement benefits other
   than pensions                                   5,840              5,165
Asset retirement obligation                        6,253               --
Accrued vacation and workers
  compensation insurance                           9,583              9,583
                                                 -------            -------
Total Regulatory Assets                          $53,017            $46,089
                                                 =======            =======

Regulatory Liabilities
Related to Income taxes                          $16,263            $17,201
                                                 =======            =======

(Included in Regulatory and other liabilities)

Note 8. Non-Regulated Revenue and Income

         The following table presents the components of the "Non-regulated income, net" line on the Consolidated Statements of Income for the three-month and nine-month periods ended September 30 2003 and 2002.


                                    Three Months Ended September 30
                             --------------------------------------------------
                                               (in thousands)
                                      2003                          2002
                             ---------------------        ---------------------
                             Revenue        Income        Revenue        Income
                             -------        ------        -------        ------
Operating & maintenance       $1,017        $  215         $1,006        $  185
Meter reading & billing          394           137            365           100
Leases                           266           173            199           124
Water rights brokerage           112           112            131           131
Design & construction            251            42          2,296            65
Other                             79           (56)            92           (78)
                              ------        ------         ------        ------
Total                         $2,119        $  623         $4,089        $  527
                              ======        ======         ======        ======


                                      Nine Months Ended September 30
                             --------------------------------------------------
                                               (in thousands)
                                      2003                          2002
                             ---------------------        ---------------------
                             Revenue        Income        Revenue        Income
                             -------        ------        -------        ------
Operating & maintenance      $ 3,117       $   752       $ 2,977        $   574
Meter reading & billing        1,036           395           822            234
Leases                           848           561           735            385
Water rights brokerage           112           112           270            270
Design & construction            880           111         4,685            172
Other                            256          (139)          191           (218)
                             -------       -------       -------        -------
Total                        $ 6,249       $ 1,792       $ 9,680        $ 1,417
                             =======       =======       =======        =======

Note 9. Financing

         Common Stock

         On August 4, 2003, the Company issued 1,750,000 additional shares of common stock from the previously reported $120,000,000 shelf registration statement (See "LIQUIDITY - CAPITAL RESOURCES - Shelf Registration Statement"). The shares were sold at $26.25 per share. The net proceeds were $43.8 million and the transaction was closed on August 7, 2003. The funds were used to pay down short-term borrowings and to invest in short-term money market instruments pending their use for general corporate purposes. After issuance of the 1,750,000 shares, there remains $74,062,500 in securities under the shelf registration, which are available for future issuance.

         Long-term Debt

         In February 2003, the Company completed the issuance of $10 million, 4.58%, 7-year Series K Senior Notes and $10 million, 5.48%, 15-year Series L Senior Notes. Both notes were unsecured. The proceeds from these borrowings were used to pay down short-term borrowings and to fund capital expenditures.

         On May 1, 2003, the Company issued $10 million, 5.54%, 20-year Series I Senior Notes and $10 million, 5.44%, 15-year Series J Senior Notes. Both notes were unsecured. The proceeds from these borrowings were used to early terminate EE First Mortgage bonds that had an interest rate of 7.9%. The principal, call premiums and transaction costs were approximately $20 million.

Note 10. Legal Proceedings

         The Company is involved in various proceedings or litigation arising in the ordinary course of operations. The Company believes the ultimate resolution of such matters will not materially affect its financial position, results of operations or cash flows.

Note 11. New Accounting Standards

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

         In November 2002, the FASB issued Interpretation No. 45, "Guarantors' Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." Interpretation No. 45 requires that a liability be recognized at the time a company issues a guarantee for the fair value of the obligations assumed under certain guarantee agreements. Interpretation No. 45 is effective for guarantees issued or modified after December 31, 2002. The disclosure requirements of the Interpretation expand existing disclosures required by a guarantor about its obligations under a guarantee. The adoption of Interpretation No. 45 did not impact the Company's financial position, results of operations or cash flows.

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

         In April 2003, the FASB issued SFAS No. 149 "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." The Statement impacts the accounting for certain derivative contracts entered into after June 30, 2003. This Statement is effective for quarters beginning after June 15, 2003. The Company currently does not enter into derivative or hedging contracts. The adoption of SFAS No. 149 did not have an impact on the Company's financial position, results of operations or cash flows.

         In May 2003, the FASB issued SFAS No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." The Statement establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. The Statement is effective for financial instruments entered into after May 31, 2003 and is otherwise effective for quarters beginning after June 15, 2003. In November 2003, the FASB issued a staff position, which deferred the application of several provisions of SFAS 150. The Company has not issued financial instruments that have characteristics of both liabilities and equity. The adoption of SFAS No. 150 did not have nor is expected to have an impact on the Company's financial position, results of operations or cash flows.

Note 12. Subsequent Events

         Financing

         On October 24, 2003, the Company completed a transaction to refinance a portion of its long-term debt. Senior Note Series N for $20 million was issued by California Water Service Company in a private placement transaction. The note is unsecured, accrues interest at a rate of 5.55% per annum and matures on December 1, 2013. Payment of principal is due at maturity. Funds received were used to prepay first mortgage bonds Series FF, which accrued interest at a rate of 6.95% and had a principal balance of $19.1 million. In addition to the pre-payment of the principal balance, funds were used to pay a call premium related to Series FF, transaction costs and general corporate purposes. This transaction was a component of the Company's refinancing program disclosed in prior filings.

         On November 3, 2003, the Company completed an additional transaction to refinance a portion of its long-term debt. Senior Note Series M for $20 million was issued by California Water Service Company in a private placement transaction. The note is unsecured, accrues interest at a rate of 5.52% per annum and matures on November 1, 2013. Payment of principal is due at maturity. Funds received were used to prepay first mortgage bonds Series GG, which accrued interest at a rate of 6.98% and had a principal balance of $19.1 million. In addition to the pre-payment of the principal balance, funds were used to pay a call premium related to Series GG, transaction costs and general corporate purposes. This transaction was a component of the Company's refinancing program disclosed in prior filings. The refinancing program is now complete.

Item 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

         This quarterly report, including all documents incorporated by reference, may contain forward-looking statements. The forward-looking statements are intended to qualify for "safe-harbor" treatment established by the Private Securities Reform Act of 1995. Forward-looking statements are based on currently available information, expectations, estimates, assumptions and projections, and management's judgment about the company, the water utility industry and general economic conditions. Words like "expects," "intends," "plans," "believes," "estimates," "assumes," "anticipates," "projects,"
         "predicts," "forecasts" or variations of these words or similar expressions are intended to identify forward-looking statements. The forward-looking statements are not guarantees of future performance. They are based on numerous assumptions that we believe are reasonable, but they are open to a wide range of uncertainties and business risks. Consequently, actual results may vary materially from what is contained in a forward-looking statement. Factors which may cause actual results to be different than expected or anticipated include: governmental and regulatory commissions' decisions; changes in regulatory commissions' policies and procedures; the timeliness of regulatory commissions' actions concerning rate relief; new legislation; electric power interruptions; increases in suppliers' prices and the availability of supplies including water and power; fluctuations in interest rates; changes in environmental compliance and water quality requirements; the ability to successfully implement business plans; changes in customer water use patterns; the impact of weather on water sales and operating results; access to sufficient capital on satisfactory terms; civil disturbances or terrorist threats or acts, or apprehension about possible future occurrences of acts of this type; the involvement of the United States in war or other hostilities; restrictive covenants in or changes to the credit ratings on our current or future debt that could increase our financing costs or affect our ability to borrow, make payments on debt or pay dividends; and, other risks and unforeseen events. When considering forward-looking statements, you should keep in mind the cautionary statements included in this paragraph. We assume no obligation to provide public updates of forward-looking statements.

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

Revenue Recognition

         Revenue from metered customers includes billings to customers based on monthly meter readings plus an estimate for water used between the customer's last meter reading and the end of the accounting period. The unbilled revenue amount is recorded as a current asset on the balance sheet under the caption "Unbilled revenue." At September 30, 2003, the unbilled revenue amount was $12.7 million and at December 31, 2002 the amount was $8.0 million. The unbilled revenue amount is generally higher during the summer months when water sales are higher. The amount recorded as unbilled revenue varies depending on water usage in the preceding period, the number of days between meter reads for each billing cycle, and the number of days between each cycle's meter reading and the end of the accounting cycle.

         Flat rate customers are billed in advance at the beginning of the service period. The revenue is prorated so that the portion of revenue applicable to the current accounting period is included in that period's revenue. The portion related to a subsequent accounting period is recorded as unearned revenue on the balance sheet and recognized as revenue when earned in the subsequent accounting period. The unearned revenue was $2.0 million at September 30, 2003 and $1.7 million at December 31, 2002. This unearned revenue is included in "Accrued expenses and other liabilities" on the balance sheet.

         Revenues from non-regulated activities are recognized when services have been rendered, when title has transferred to the buyer, or ratably over the term of agreement for lease contracts. For construction and design services, revenue is generally recognized on the completed contract method, as most projects are completed in less than three months. One construction and design project spanned multiple years and revenue is recognized using the percentage-of-completion method based on a zero profit margin until project completion.

Expense Balancing and Memorandum Accounts

         Expense balancing accounts and memorandum accounts (offsetable expenses) represent costs incurred, but not billed to our customers. The amounts included in these accounts relate to rate increases charged to us by suppliers of purchased water and purchased power, and increases in pump taxes. We do not record expense balancing or memorandum accounts in our financial statements as revenue, nor as a receivable, until the California Public Utilities Commission ("CPUC") has authorized recovery of the higher costs and customers have been billed. Therefore, a timing difference occurs between when costs are recognized and the recognition of associated revenues. The balancing and memorandum accounts are only used to track the higher costs outside of the financial statements. The cost increases, which are beyond our control, are referred to as "offsetable expenses" because under certain circumstances they are recoverable from customers in future offset rate increases.

         Historically, offset rate increases enabled water utilities to recover as a pass-through, cost increases for offsetable expenses that were not known or anticipated when customer rates were established and were beyond the utility's control. In December 2001, the CPUC issued a decision that designated certain offsetable expenses as frozen. These were offsetable expenses incurred prior to November 29, 2001. In May 2003, we received approval to recover these expenses over a 24 month period.

         In June 2003, the CPUC issued a decision allowing water utility companies to request recovery of "balancing-type memorandum accounts", which are primarily comprised of higher electricity cost incurred between November 29, 2001 and December 31, 2002. Unlike the recovery of such costs prior to November 29, 2001, certain limitations will apply. The primary limitation is that recovery will not be allowed if a district earned more than its authorized rate of return during that period. CPUC approval has not yet been received related to these expenses.

         For 2003, we have incurred certain expenses that may be eligible for recovery in balancing-type memorandum accounts. As these costs will be subject to limitation tests, we cannot estimate the amount that will be recoverable at this time. Filings related to these expenses will be made in 2004.

         At September 30, 2003, the amount included in the offsetable expense accounts not yet recovered was approximately $9.4 million, which reflects approvals received and filings made. This amount may be adjusted depending on decisions by the CPUC related to filings being reviewed.

Regulated Utility Accounting

         Because we operate extensively in a regulated business, we are subject to the provisions of SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation." Regulators establish rates that are expected to permit the recovery of the cost of service and a return on investment. In the event a portion of our operations were no longer subject to the provisions of SFAS No. 71, we would be required to write off related regulatory assets and liabilities that are not specifically recoverable and determine if other assets might be impaired. If a regulatory commission determined that a portion of our assets was not recoverable in customer rates, we would be required to determine if we had suffered an asset impairment that would require a write-down in the assets' valuation. There have been no such asset impairments as of September 30, 2003.

Income Taxes

         Significant judgment by management is required in determining the provision for income taxes. The preparation of consolidated financial statements requires the estimation of income tax expense. The process involves the estimating of current tax exposure together with assessing temporary differences resulting from different treatment of certain items, such as depreciation, for tax and financial statement reporting. These differences result in deferred tax assets and liabilities, which are reported in the consolidated balance sheet. We must also assess the likelihood that deferred tax assets will be recovered in future taxable income, and to the extent recovery is unlikely, a valuation allowance would be recorded. If a valuation allowance were required, it could significantly increase income tax expense. In management's view, a valuation allowance is not required as of September 30, 2003.

Pension Benefits

         We incur costs  associated  with our defined  benefit  pension plan and postretirement health care benefits plan. To measure the expense of these benefits, management must estimate compensation increases, mortality rates, future health cost increases and discount rates used to value related liabilities and to determine appropriate funding. Different estimates used by management could result in significant variances in the cost recognized for these benefit plans. The estimates used are based on historical experience, current facts, future expectations and recommendations from independent advisors and actuaries. We use an investment advisor to provide expert advice in managing the plans' investments. We anticipate any increase in funding for the pension and postretirement health care benefits plans will be recovered in future customer rates.


RESULTS OF THIRD QUARTER 2003 OPERATIONS

         Third quarter net income was $8.6 million, equivalent to $0.53 per common share on a diluted basis compared to the $7.7 million or $0.50 per share on a diluted basis earned in the third quarter of 2002.

Operating Revenue

         Operating revenue increased $6.8 million or 8% to $88.2 million. Weather had a positive influence on customer water usage for the quarter. Average temperatures for our California service areas were approximately 3% warmer than last year. Precipitation was higher compared to last year in California, but the amount was minimal. In Washington, precipitation was much lower, which had a positive effect on revenue.

         The factors impacting operating revenue for the third quarter of 2003 are presented in the following table (in thousands):

Increase usage by existing customers                                      $1,540
Rate increases                                                             3,242
Usage by new customers                                                     1,975
                                                                          ------
     Net operating revenue increase                                       $6,757
                                                                          ======

         Following are operating revenue changes from rate increases and their estimated amounts: step rate increases ($0.6 million); increases for the Bakersfield treatment plant ($0.6 million); increases for balancing accounts ($0.8 million), increases related to the 2001 General Rate Case ("GRC") ($0.9 million) and increases related to the 2001 GRC "catch up" ($0.3 million). (See Regulatory Matters section for complete descriptions.)

         Usage by new customers includes $0.9 million for Hawaii Water, as these operations were acquired on April 30, 2003. $1.1 million was from usage by new customers in existing districts.

Total Operating Expenses

         Total operating expenses were $75.6 million for the three months ended September 30, 2003 versus $69.8 million for the same period in 2002, an increase of $5.8 million or 8%. This category is comprised of operations expense, maintenance, depreciation, amortization, income taxes, property taxes and other taxes.

         Operations expenses were $58.4 million and increased $4.2 million (8%) from the prior year. A major component of this expense is water production costs. Water production costs consists of purchased water, purchased power and pump taxes. It represents the largest component of operations expense. During the current quarter, these costs accounted for 66% of total operations expense and increased 8% compared to last year. Water production quantities increased 3% due to the higher water usage by existing customers and increases from new customers. Well production provided 53% of the water supply, 45% was purchased from wholesale suppliers and 2% was developed through our surface water treatment plants. The components of water production costs and changes from the third quarter of last year are shown in the table below (in thousands):

                                              Third quarter
                                                  2003 Cost               Change
                                                  ---------               ------
Purchased water                                    $27,412               $ 2,248
Purchased power                                      9,065                   611
Pump taxes                                           2,325                    70
                                                   -------               -------
     Total                                         $38,802               $ 2,929
                                                   =======               =======

         Purchased water increased due to increased customer usage and due to increased rates for purchased water in several of our districts.
         Purchased power, which is used mainly for pumping equipment at wells and distribution lines, increased due to the Hawaii Water Acquisition and power costs related to distribution.

         Other costs included in operations expense are wages, benefits, water treatment, water quality, customer services costs and general corporate expenses. Wages for union employees increased 1% effective January 1, 2003. Overall labor costs increased 3% due to a 2% increase in headcount and wage increases. Payroll costs charged to operations expense increased by $0.3 million or 5%. Benefit costs increased $0.4 million principally due to higher pension costs. Part of the agreement with union employees included a change in the pension plan for the minimum payment amounts. This change increased pension cost substantially, increasing 45% from the prior year. At September 30, 2003, there were 814 employees and at September 30, 2002, there were 799 employees.

         Other major items driving the increase in operations expenses were water treatment/water quality expenses ($0.3 million) for increased costs related to testing, chemicals and filters.

         Maintenance expense was $0.2 million (5%) higher in the quarter ended September 30, 2003 due to additional maintenance required for mains, service line, meters and tank repairs.

         Depreciation/amortization expense increased $0.6 million because of the increases in utility plant. (See "LIQUIDITY - CAPITAL RESOURCES - Utility Plant Expenditures" below in this report).

         Federal and state income taxes increased $0.5 million due to the increase in taxable income. The effective tax rate was 39% in the current quarter and 40% for the same quarter in the prior year.

Other Income and Expense

         Other income and expense was $0.6 million income compared to $0.5 million income in 2002, an increase of $0.1 million. The change is due to increases in income from operating/maintenance arrangements, meter reading/billing services and rental income from cellular antenna leases (see Note 8 to the Condensed Consolidated Financial Statements). There were minimal amounts related to property sales in either period.

Interest Expense

         Total interest expense increased $0.1 million with long-term debt interest increasing $0.1 million and short-term interest expense increasing $0.1 million.

         Long-term debt interest was impacted by three items: additional debt outstanding caused interest expense to increase by $0.5 million compared to the year earlier period; refinanced debt reduced interest cost by $0.5 million; and debt amortization increased $0.1 million due to additional and refinanced long-term debt. Capitalized interest did not change between the periods.

         Average borrowings under our short-term bank credit agreement were higher during the third quarter of this year compared to the same quarter in 2002. The average interest rate on short-term debt was approximately 2.6% in 2003 compared to approximately 3.0% during the third quarter in 2002. The higher borrowings caused short-term interest expense to increase.


RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003

         Net income for the nine months ended September 30, 2003 was $12.4 million, equivalent to $0.79 per common share on a diluted basis compared to the $16.2 million or $1.06 per share on a diluted basis earned in 2002.

Operating Revenue

         Operating revenue increased $5.3 million or 3% to $207.5 million. Weather had a significant influence on customer water usage in the first half of the year. Temperatures were slightly higher than the prior year for our markets, but were believed to have only a minor impact on our revenues. Precipitation was much higher, over two times the prior year comparable period and had a negative influence on usage.

         The factors impacting operating revenue for the nine months ended September 30, 2003 are presented in the following table (in thousands):


Decreased usage by existing customers                                   ($4,828)
Rate increases                                                            5,919
Usage by new customers                                                    4,177
                                                                        -------
     Net operating revenue increase                                     $ 5,268
                                                                        =======

         Following are operating revenue changes from rate increases and their estimated amounts: step rate increases ($1.7 million); increases for the Bakersfield treatment plant ($1.4 million); increases for Washington Water ($0.3 million); increases for balancing accounts ($1.3 million), increases related to the 2001 General Rate Case ("GRC") ($0.9 million) and increases related to the 2001 GRC "catch up" ($0.3 million). (See Regulatory Matters section for complete descriptions).

         Usage by new customers includes $0.8 million for New Mexico Water, acquired in July 2002, and $1.4 million for Hawaii Water, acquired in April 2003. $2.0 million was from usage by new customers in existing districts.

Total Operating Expenses

         Total operating expenses were $184.8 million for the nine months ended September 30, 2003 versus $176.9 million for the same period in 2002, a 4% increase. This category is comprised of operations expense, maintenance, depreciation, amortization, income taxes, property taxes, and other taxes.

         Operations expenses were $141.9 million, increasing $7.6 million or 6% from the prior year. A major component of this expense is water production costs. Water production costs consists of purchased water, purchased power and pump taxes. It represents the largest component of operations expense. For the nine months, these costs accounted for 59% of total operations expense. Water production costs increased 3% compared to last year principally due to rate increases for purchased water, which was partially offset by lower production. Water production decreased 2% due to the lower water usage by existing customers and was partially offset by sales to new customers. Well production provided 51% of the water supply, 47% was purchased from wholesale suppliers and 2% was developed through our surface water treatment plants. The components of water production costs and changes from the nine-month period of last year are shown in the table below (in thousands):

                                               Nine Months
                                                 2003 Cost               Change
                                                 ---------               ------
Purchased water                                   $61,110               $ 1,996
Purchased power                                    18,056                   661
Pump taxes                                          4,830                  (223)
                                                  -------               -------
     Total                                        $83,996               $ 2,434
                                                  =======               =======

         Purchased water costs increased due to rate increases in several districts. Purchased power, which is used mainly for pumping equipment at wells and distribution lines increased due to the Hawaii Water acquisition and due to power costs related to distribution. Pump taxes were lower due to the decreased production at wells.

         Other costs included in operations expense are wages, benefits, water treatment, water quality, customer services costs and general corporate expenses. Wages for union employees increased 1% effective January 1, 2003. Overall labor costs increased 4% due to increases in wages, increased headcount and increases related to acquisitions. Payroll costs charged to operations expense increased by $0.9 million or 5%. Benefit costs increased $2.5 million mainly due to higher pension costs and partially due to higher medical claim costs. Part of the agreement with union employees included a change in the pension plan for the minimum payment amounts. This change increased pension cost substantially, increasing 63% from the prior year. At September 30, 2003, there were 814 employees and at December 31, 2002, there were 802 employees.

         Other major items driving the increase in operations expenses were water treatment/water quality expenses ($0.8 million) for costs related to increased testing, chemicals and filters. Customer service expenses increased $0.3 million caused by increases in bad debts.

         Maintenance expense was $1.1 million (13%) higher in the nine-month period ended September 30, 2003 due to additional maintenance required for mains, service line, meters and tank repairs. Leaks incurring on mains have increased over the prior year.

         Depreciation/amortization expense increased $1.4 million (9%) because of the increase in utility plant (see "LIQUIDITY - CAPITAL RESOURCES - Utility Plant Expenditures" below in this report).

         Federal and state income taxes decreased $2.6 million due to the decrease in taxable income. The effective tax rate was 40% for the nine-month period and 40% for the same period in the prior year.

Other Income and Expense

         Other income and expense was $3.3 million income compared to $3.4 million income in 2002, a decrease of $0.1 million. The decrease was driven by lower sales of surplus real estate, partially offset by increases in income from operating/maintenance arrangements, meter reading/billing services and rental income from cellular antenna leases (See Note 8 to the Condensed Consolidated Financial Statements).

Interest Expense

         Total interest expense increased $1.1 million with long-term debt interest increasing $0.9 million and short-term interest expense increasing $0.2 million.

         Long-term debt interest was impacted by four items: additional debt outstanding caused interest expense to increase by $2.0 million compared to the year earlier period; refinanced debt reduced interest cost by $1.1 million; debt amortization increased $0.1 million due to additional and refinanced debt; and additional capitalized interest impacted interest expense by $0.2 million due to increased construction activity.

         Average borrowings under our short-term bank credit agreement were higher during the first nine months of this year compared to the same period in 2002. Average interest rates on short-term debt was approximately 2.6%. The higher borrowings caused short-term interest expense to increase.


REGULATORY MATTERS

Rate Case Proceedings

         Cal Water 2001 General Rate Case (GRC) Applications - This filing was submitted in July 2001 and was approved by the CPUC in September 2003 for 14 of our 24 California districts. This GRC has an 8.9% return on rate base and will add an estimated $12.8 million to annual revenues. In addition, we received approval to collect an additional $5.0 million in revenues over 12 months to reflect an effective date of April 3, 2003. The 2001 GRC also authorized the filing of step rate increases for $2.2 million annually for 2004 and 2005 and, if approved, will become effective January 1 of each year.

         Washington Water 2002 GRC Application - Washington Water received approval on its application effective April 2002 for approximately $1 million of increased rates annually to cover higher operating costs and capital expenditures.

         Cal Water 2002 GRC Applications - Applications have been filed for rate increases of approximately $8 million on an annual basis relating to seven districts. The amount of the filing may or may not be adjusted when final decisions are issued by the CPUC. At this time, we are unable to predict when the final decisions and rulings will be issued, their composition or their financial impact on revenues for future periods.

         Cal Water 2003 GRC Applications - Applications have been filed for rate increases of approximately $15 million on an annual basis relating to five districts. The amount of the filing may or may not be adjusted when final decisions are issued by the CPUC. At this time, we are unable to predict when the final decisions and rulings will be issued, their composition or their financial impact on revenues for future periods.

         Cal Water Advice Letters - Typically, advice letters are used to request rate increases for substantial capital expenditures or increases in costs outside of our control, such as purchased water. The process for approving advice letter increases is less involved and faster than for GRC applications.

         Bakersfield advice letter filings - In June 2002, the CPUC authorized an increase in rates for our Bakersfield district of $0.8 million on an annual basis. In April 2003, the CPUC authorized an additional increase in rates of $1.8 million on an annual basis. In October 2003, we received approval for additional increase of approximately $0.3 million in the 4th quarter of 2003 and approximately $4.2 million annually effective January 2004. These increases are for the new Bakersfield treatment plant that became operational in the second quarter of 2003 and had a total project cost of approximately $50 million.

         Other Cal Water advice letter filings - Approval for advice letter filings in two districts to cover higher purchased water costs were received in September 2003 and is estimated to impact revenues approximately $2 million annually. There are other pending advice letter filings related to increased purchased water costs, which, if approved, is estimated to increase revenues approximately $4 million annually. Approval of these filings is expected by the first quarter of 2004.

         Expense Balancing and Memorandum Accounts - approved. In May 2003, the CPUC authorized the recovery of $5.4 million in offsetable expenses, of which approximately $3.6 million will be collected from May 2003 through May 2004 and approximately $1.8 million will be collected from May 2004 through May 2005. Partially offsetting this increase is a $0.8 million decrease for one district that will be in effect from June 2003 through June 2004.

         Expense  Balancing  and  Memorandum  Accounts -  pending.  In the third quarter of 2003, advice letters were filed for recovery of approximately $6 million related to balancing-type memorandum accounts. At this time, we cannot predict if adjustments will be made during the CPUC review process nor can we predict the timing of the decision on the filing.

         Other rate increases - The City of Hawthorne granted an increase of $0.2 million effective July 2003. This arrangement is not governed by the CPUC.

Legislative Initiative

         Regulatory  delays in  obtaining  GRC  decisions  have  been  costly to
         California regulated water utilities. In recent years, we have experienced significant revenue losses due to these delays. We believe the enactment of Assembly Bill 2838 will decrease the financial exposure related to GRC decision delays.

         Assembly Bill 2838 became effective on January 1, 2003 and will apply for filings made in 2003. It is designed to preserve the cash flow of regulated water utilities by providing interim rate relief if the CPUC has not issued a decision for a requested GRC rate increase in a timely manner. While the CPUC has not established formal procedures for implementing the provisions of this bill, we believe interim rate increases will be authorized if the CPUC does not issue a final rate decision in a timely manner.


LIQUIDITY - CAPITAL RESOURCES

Short-term and Long-term Debt

         Short-term bank borrowings were $2.5 million at September 30, 2003 and $36.4 million at December 31, 2002. Cash and cash equivalents were $12.4 million at September 30, 2003.

         California Water Service Company has a $55 million credit facility. The term of the agreement expires in April 2005. The amount is reduced to $45 million after December 31, 2003. The agreement has a 30-day out of debt compliance period that must be met by December 31, 2004. We met this out of debt requirement in September 2003. Additionally, the agreement requires the balance to be below $10 million for 30 consecutive days in 2004.

         A $10 million credit facility exists for California Water Service Group, CWS Utility Services and New Mexico Water Service Company. The term of the agreement expires in April 2005. The agreement has a 30-day out of debt compliance period that must be met annually. We have met this requirement for 2003.

         New Mexico Water Service Company has a $2.9 million facility that expires May 2004 and does not have an out-of-debt compliance period. $2.5 million was borrowed against this facility on September 30, 2003. Washington Water Service Company has a $0.1 million credit facility that is currently unused. Hawaii Water Service Company does not have a credit facility at this time.

         In February 2003, we completed the issuance of $10 million, 4.58%, 7-year Series K Senior Notes and $10 million, 5.48%, 15-year Series L Senior Notes. Both notes were unsecured. The proceeds were used to pay down short-term borrowings and to fund capital expenditures.

         In 2002, we initiated a program to refinance portions of our outstanding first mortgage bonds when economic conditions were favorable. Transactions related to this program during and after the period covered by this report are noted below:

         On May 1, 2003, we issued $10 million, 5.54%, 20-year Series I Senior Notes and $10 million, 5.44%, 15-year Series J Senior Notes. Both notes were unsecured. The proceeds from these borrowings were used to early terminate EE First Mortgage bonds that had an interest rate of 7.9%. The principal, call premiums and transaction costs were approximately $20 million.

         On October 24, 2003, Senior Note Series N for $20 million was issued by California Water Service Company in a private placement transaction. The note is unsecured, accrues interest at a rate of 5.55% per annum and matures on December 1, 2013. Payment of principal is due at maturity. Funds received were used to prepay first mortgage bonds Series FF, which accrued interest at a rate of 6.95% and had a principal balance of $19.1 million. In addition to the pre-payment of the principal balance, funds were used to pay a call premium related to Series FF, transaction costs and general corporate purposes.

         On November 3, 2003, Senior Note Series M for $20 million was issued by California Water Service Company in a private placement transaction. The note is unsecured, accrues interest at a rate of 5.52% per annum and matures on November 1, 2013. Payment of principal is due at maturity. Funds received were used to prepay first mortgage bonds Series GG, which accrued interest at a rate of 6.98% and had a principal balance of $19.1 million. In addition to the pre-payment of the principal balance, funds were used to pay a call premium related to Series GG, transaction costs and general corporate purposes.

         These transactions listed above will conclude our refinancing program. Based on terms currently available in the marketplace, we have concluded that additional refinancing at this time would be cost prohibitive. The refinancing program impacted approximately $100 million of long-term debt and we estimate it will save approximately $2.0 million in interest expense on an annual basis through the year 2013.

Debt Credit Ratings

         California Water Service Company is rated by Moody's Investors Service ("Moodys") and Standard & Poor's ("S&P"). The rating by Moodys is A1 and S&P is A+. The ratings were unchanged from the revised ratings issued in the fourth quarter of 2002.

Shelf Registration Statement

         On July 11, 2003, a shelf registration became effective which provides for the issuance from time to time of up to $120,000,000 in common stock, preferred stock and/or debt securities. We may issue any of these types of securities until the amount registered is exhausted, and will add the net proceeds from the sale of the securities to our general funds to be used for general corporate purposes, which may include investment in subsidiaries, working capital, capital expenditures, repayment of short-term borrowings, refinancing of existing long-term debt, acquisitions and other business opportunities.

         On August 4, 2003, we announced the issuance of 1,750,000 additional shares of common stock from the shelf registration statement. A prospectus supplement and prospectus were filed with the SEC under rule 424 (b) (2) on August 5, 2003. The shares were sold at $26.25 per share. The net proceeds to us were $43.8 million and the transaction was closed on August 7, 2003. The funds were used to pay down short-term borrowings and to invest in short-term money market instruments pending their use for general corporate purposes. After issuance of the 1,750,000 shares, there remains $74,062,500 in securities under the shelf registration, which are available for future issuance.

Dividends, Book Value and Stockholders

         The quarterly common dividend was paid on August 14, 2003, at $0.28125 per common share compared to a quarterly dividend in 2002 of $0.28 per common share. Annualized, the 2003 dividend rate is $1.125 per common share compared to $1.12 per common share in 2002. Based on the 12-month earnings per share at September 30, 2003, the dividend payout ratio is 115% of net income. For the full year 2002, the payout ratio was 90% of net income. On a long-term basis, our goal is to achieve a dividend payout ratio of about 60% of net income. The regular dividend on Series C preferred stock was also paid.

         At their October 22, 2003 meeting, the Board declared a quarterly dividend of $0.28125 payable November 14, 2003 to stockholders of record on October 31, 2003. The regular dividend on Series C preferred stock was also declared. This will be our 236th consecutive quarterly dividend.

         About 4% of the outstanding shares participate in a reinvestment program under the Company's Dividend Reinvestment and Stock Purchase Plan ("Plan"). Shares under the Plan were purchased on the open market. Shares are also purchased on the open market to fulfill the requirements of our sponsored Employee Savings Plan (401K). Purchases for this plan are made on a biweekly basis.

         Book value per common share was $14.32 at September 30, 2003 compared to $13.12 at December 31, 2002.

         We have approximately 4,200 stockholders of record of our common stock.

Utility Plant Expenditures

         During the nine months ended September 30, 2003, capital expenditures totaled $53.3 million. $39.8 million was from company-funded projects and $13.5 was from third party funded projects. The 2003 company-funded capital expenditure budget is $51.7 million, but the actual amount may vary from the budget number due to timing of actual payments related to current year projects and prior year projects. We do not control third-party funded capital expenditures, therefore we are unable to estimate the amount of such projects for 2003.

         At September 30, 2003, construction work in progress was $23.3 million compared to $48.6 million at December 31, 2002. Work in progress includes projects that are under construction, but not yet complete and in service. The principal cause of the decrease in work in progress is due to the capitalization of expenditures related to the Northeast Bakersfield Treatment Plant, which became operational in the 2nd quarter of 2003.


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

         To safeguard our water supply and facilities, we have heightened security at our facilities and taken added safety precautions for our employees and the water we deliver to our customers. While we do not make public comments on our security programs, we have been in contact with federal, state and local law enforcement agencies to coordinate and improve water delivery systems security. We have assigned a high priority to completing work necessary to comply with new Environmental Protection Agency (EPA) requirements concerning security of water facilities. We have completed vulnerability assessments for our four largest districts. Vulnerability assessments for medium size districts are expected to be completed by December 31, 2003 and all districts are expected to be completed by June 30, 2004, which complies with the EPA requirements.

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

         The Rio Grande purchase price was allocated to the fair value of net assets acquired, including utility plant, water rights and assumed liabilities. Our results of operations for the three-month and nine-month periods ended September 30, 2003 and the three-month period ended September 30, 2002 include the operating results of New Mexico Water from the acquisition date. These were not material to the Company.

Kaanapali Water Corporation

         On April 30, 2003, we acquired the Kaanapali Water Corporation for an initial payment of $7.5 million in cash. In July 2003, the purchase price was adjusted due to adjustments in rate base for deferred taxes and approximately $1.5 million was refunded to us, resulting in a net purchase price of $6.0 million. The purchase price was initially allocated to the fair value of net assets acquired, including utility plant, water rights, receivables and assumed liabilities, and is subject to adjustments as new information is available up to one year after the acquisition date. After completing the acquisition, the entity's name was changed to Hawaii Water Service Company, Inc.
         ("Hawaii Water"). Hawaii Water provides water utility services to 500 customers in Maui, Hawaii. Hawaii Water had 2002 revenues of $3.0 million, and had net plant excluding contributions in aid of constructions of approximately $5.7 million and current assets of $0.3 million. The Hawaii Public Utilities Commission ("HPUC") approved the acquisition in March 2003. The final purchase price will be determined after certain events have occurred, principally the resolution of determining rate base after filing for a general rate case with the HPUC. At that time, the purchase price could be adjusted, which could result in additional refunds estimated between 0% and 5% of the purchase price. Our results of operations for the three-month and nine-month periods ended September 30, 2003 include the operating results of Hawaii Water from the acquisition date. They were not material to the Company.

National Utilities Corporation

         In June 2002, New Mexico Water signed an agreement to purchase National Utilities Corporation and related parties for approximately $1.1 million. National Utilities serves 700 water customers located adjacent to the Rio Grande water system and another 900 water customers located 150 miles south of Albuquerque, New Mexico. The purchase will entitle NMWSC to purchase up to 2,000 acre-feet of water annually as required for its operations. The purchase is subject to the approval of the New Mexico Public Regulation Commission. Regulatory approval has not been received. At this time, we are unable to predict when, or if, regulatory approval will be received.

         National Utilities had 2002 revenue of $0.6 million and total assets of $1.4 million. Its net utility plant in service at December 31, 2001 was $1.2 million.


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

         Historically, the commission's balancing account or offsetable expense procedures allowed for increases in purchased water and purchased power costs to be passed on to consumers. Traditionally, over 90% of our net income and cash flows come from California regulated operations; therefore the CPUC actions have a significant impact on our business. See Item 2, Expense Balancing and Memorandum Accounts and Regulatory Matters.


Item 4.

CONTROLS AND PROCEDURES

         (a) Evaluation of Disclosure Controls and Procedures

         We carried out an evaluation, under the supervision of and with the participation of our management, including our principal executive and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report, pursuant to Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on their review of our disclosure controls and procedures, the principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective in timely alerting us to material information that is required to be included in periodic SEC filings.

         (b) Changes to Internal controls

         There were no changes in our internal controls over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, such controls.

PART II OTHER INFORMATION

Item 1.

Legal Proceedings

         (a) In March 2003, we were served with a lawsuit in state court, as one of several defendants, for damages and injuries from alleged contamination in our drinking water supply in the Marysville district. The suit did not specify a dollar amount. In June 2003, all other defendants, who were governmental entities, were dismissed, and the plaintiff was granted leave to amend his complaint against us. In September 2003, the judge ruled in our favor that the plaintiff's first complaint failed to state facts sufficient to support an actionable claim, but again granted plaintiff leave to amend the complaint. Based on plaintiff's previously filed complaints, we doubt the amended complaint will allege any facts under which we may be held liable. We intend to vigorously defend the suit. In 2000 and 2002, the same plaintiffs in this action brought suits against us in federal court with similar allegations concerning drinking water supply contamination. All federal claims were dismissed with prejudice; however, the Federal Court refused to hear the state claims. Our insurance carrier is paying for legal defense costs, and we believe that our insurance policy will cover all costs including any damages related to this matter.

         (b) Cal Water is required to report each water system acquisition to the CPUC and obtain CPUC authorization before charging rates. In February 2003, the CPUC's Office of Ratepayer Advocates (ORA) recommended that the Company be fined up to $9,600,000 and refund $470,000 for failure to report and obtain CPUC authorizations on two acquisitions. One acquisition was completed on March 12, 1997, prior to adoption of the reporting requirement by the CPUC; the other was inadvertently not reported. Cal Water purchased the two water systems (Indian Springs and Country Meadows), which serve 283 customers, for approximately $140,000. The staff's recommendation does not challenge the level of service provided or amounts charged for water service to the customers, but our failure to obtain authorization to charge rates set forth in the purchase agreements and our failure to report the acquisitions to the CPUC in accordance with a previously executed memorandum of understanding. Cal Water and the ORA have filed their briefs in the matter and are awaiting the Administrative Law Judge's issuance of a proposed ruling. We believe that ORA's recommendation is extraordinarily harsh given the nature of the infractions and that any penalty will be substantially reduced when this matter is considered by the full CPUC.

         On May 7, 2002, Cal Water filed Advice Letters 1514 and 1515 notifying the CPUC of its acquisition of the water systems and requesting authorization to charge the rates filed and include the Indian Springs and Country Meadows water systems in its Salinas District.
         Additionally, on June 26, 2002, Cal Water filed Advice Letter 1517 notifying the CPUC of its acquisition of the Olcese Water District water system and to include this system in its Salinas district. On July 10, 2003, the CPUC issued Resolution W-4390. In this resolution, the Commission staff raised the issue of the legality of the contracts entered into by Cal Water to acquire the Indian Springs and Country
         Meadows  water  systems  and  whether  Cal

         Water complied with legal requirements prior to charging rates to the Olcese Water District customers. The resolution grants Cal Water's request to consult with the CPUC Water Division to resolve these issues. The CPUC will then consider if additional action is warranted. We are working with Water Division to reconstruct the contracts. At this time, we cannot estimate the amount of the penalty or the timing of the resolution of these issues.

We are involved in other proceedings or litigation arising in the ordinary course of operations. We believe the ultimate resolution of such matters will not materially affect our financial position, results of operations or cash flows.


Item 6.

EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits required to be filed by Item 601 of Regulation S-K.

         The exhibit list required by this Item is incorporated by reference to the Exhibit Index attached to this report.

(b)      Reports on Form 8-K

         On August 6, 2003,  we filed a current  report on Form 8-K  pursuant to item 5, "Other Events," attaching the Underwriting Agreement, the terms Agreement and the legality opinion of counsel relating to the sale of 1,750,000 shares of common stock, par value $.01 per share.

         On October 23, 2003, we furnished to the SEC a current report on Form 8-K pursuant to Item 12, "Disclosure of Results of Operations and Financial Condition," attaching our press release dated October 22, 2003 announcing earnings results for the third quarter of 2003.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         CALIFORNIA WATER SERVICE GROUP
                                   Registrant


November 13, 2003


                             By: /s/ Richard D. Nye
                                 Richard D. Nye
                     Vice President, Chief Financial Officer
                                  and Treasurer

                                  Exhibit Index

   Exhibit                 Description

    4.24 Twelve Supplement to Note Agreement dated as of October 24, 2003 pertaining to the issuance of $20,000,000, 5.55%, Series N Senior Notes due December 1, 2013

    4.25 Eleventh Supplement to Note Agreement dated as of November 3, 2003 pertaining to the issuance of $20,000,000, 5.52%, Series M Senior Notes due November 1, 2013

   10.25 Water Supply Contract 99-73 between the City of Bakersfield and California Water Service Company, dated March 31, 1999

   10.26 Amendment No. 1 to Water Supply Contract between the City of Bakersfield and California Water Service Company, dated October 3, 2001

   31.1 Chief Executive Officer certification of financial statements pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

   31.2 Chief Financial Officer certification of financial statements pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

   32 Chief Executive Officer and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.