Form 10-K
period 2003-12-31
CALIFORNIA WATER SERVICE GROUP
filed 2004-03-15
CIK 1035201

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

         [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2003

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


               1720 North First Street, San Jose, California 95112
               ---------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

                                 (408) 367-8200
                                 --------------
              (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:

 Title of Each Class:                 Name of Each Exchange on Which Registered:
    Common Stock, $0.01 Par Value                New York Stock Exchange
    Preferred Share Purchase Rights              New York Stock Exchange

           Securities registered pursuant to Section 12(g) of the Act:

                                      None
                                (Title of Class)

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

The aggregate market value of the common stock held by non-affiliates of the Registrant was $427 million on June 30, 2003, the last business day of the registrant's most recently completed second fiscal quarter. The valuation is based on the closing price of the registrant's common stock as traded on the New York Stock Exchange.

Common stock outstanding at March 4, 2004 - 16,932,046 shares.

                                  EXHIBIT INDEX

                THE EXHIBIT INDEX TO THIS FORM 10-K IS ON PAGE 28

                       DOCUMENTS INCORPORATED BY REFERENCE

Designated portions of Registrant's Annual Report to Stockholders for the calendar year ended December 31, 2003 (2003 Annual Report) are incorporated by reference in Part I (Item 1and 2) and Part II (Items 5, 6, 7, 7A and 8).

Designated portions of the Registrant's Proxy Statement (Proxy Statement) relating to the 2004 annual meeting of stockholders are incorporated by reference in Part III (Items 10, 11, 12 and 14).

                                   TABLE OF CONTENTS

                                                                                                 Page

         PART I

              Item  1.    Business ............................................................... 5
                          Forward Looking Statements ............................................. 5
                          General Development of Business ........................................ 5
                          Financial Information about Industry Segments .......................... 7
                          Narrative Description of Business ...................................... 7
                          Geographical Service Areas and Number of Customers at Year-end ......... 8
                          Rates and Regulation ...................................................10
                          Water Supply ...........................................................10
                          Nonregulated Operations ................................................13
                          Utility Plant Construction Program .....................................14
                          Sale of Surplus Real Properties ........................................15
                          California Energy Situation ............................................15
                          Security at Company Facilities .........................................15
                          Quality of Water Supplies ..............................................15
                          Competition and Condemnation ...........................................16
                          Environmental Matters ..................................................16
                          Human Resources ........................................................17
                          Financial Information about Foreign and Domestic Operations and
                              Export Sales .......................................................17

              Item  2.    Properties .............................................................17

              Item  3.    Legal Proceedings ......................................................18

              Item  4.    Submission of Matters to a Vote of Security Holders ....................19

                          Executive Officers of the Registrant ...................................20

         PART II

              Item  5.    Market for Registrant's Common Equity and Related Stockholder Matters ..22

              Item  6.    Selected Financial Data ................................................22

              Item  7.    Management's Discussion and Analysis of
                            Financial Condition and Results of Operations ........................22

              Item 7A.    Quantitative and Qualitative Disclosures About Market Risk .............22

              Item  8.    Financial Statements and Supplementary Data ............................22

              Item  9.    Changes in and Disagreements with Accountants on Accounting and
                            Financial Disclosure .................................................22

              Item 9A.    Controls and Procedures ................................................23

         PART III

              Item 10.    Directors and Executive Officers of the Registrant .....................24

              Item 11.    Executive Compensation .................................................24

              Item 12.    Security Ownership of Certain Beneficial Owners and
                            Management and Related Stockholder Matters ...........................24

              Item 13.    Certain Relationships and Related Transactions .........................24

              Item 14.    Principal Accountant Fees and Services .................................24

         PART IV

              Item 15.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K .......25

         Signatures ..............................................................................26

         Exhibit Index ...........................................................................28

                                     PART I

Item 1   Business.

              Forward Looking Statements

              This annual report, including all documents incorporated by reference, contains forward-looking statements within the meaning established by the Private Securities Litigation Reform Act of 1995 (Act). The forward-looking statements are intended to qualify under provisions of the federal securities laws for "safe harbor" treatment established by the Act. Forward-looking statements are based on currently available information, expectations, estimates, assumptions and projections, and management's judgment about the Company, the water utility industry and general economic conditions. Such words as expects, intends, plans, believes, estimates, assumes, anticipates, projects, predicts, forecasts or variations of such words or similar expressions are intended to identify forward-looking statements. The forward-looking statements are not guarantees of future performance. They are subject to uncertainty and changes in circumstances. Actual results may vary materially from what is contained in a forward-looking statement. Factors that may cause a result different than expected or anticipated include: governmental and regulatory commissions' decisions; changes in regulatory commissions' policies and procedures; the timeliness of regulatory commissions' actions concerning rate relief; new legislation; electric power interruptions; increases in suppliers' prices and the availability of supplies including water and power; fluctuations in interest rates; changes in environmental compliance and water quality requirements; acquisitions and our ability to successfully integrate acquired companies; the ability to successfully implement business plans; changes in customer water use patterns; the impact of weather on water sales and operating results; access to sufficient capital on satisfactory terms; civil disturbances or terrorist threats or acts, or apprehension about the possible future occurrences of acts of this type; the involvement of the United States in war or other hostilities; restrictive covenants in or changes to the credit ratings on our current or future debt that could increase our financing costs or affect our ability to borrow, make payments on debt or pay dividends; and, other risks and unforeseen events. When considering forward-looking statements, you should keep in mind the cautionary statements included in this paragraph. We assume no obligation to provide public updates of forward-looking statements.

     a.  General Development of Business

              California Water Service Group is a holding company incorporated in Delaware with five operating subsidiaries: California Water Service Company (Cal Water), CWS Utility Services (Utility Services), New Mexico Water Service Company (New Mexico Water), Washington Water Service Company (Washington Water) and Hawaii Water Service Company, Inc. (Hawaii Water). Cal Water, New Mexico Water, Washington Water and Hawaii Water are regulated public utilities. The regulated utility entities also provide some non-regulated services. Utility Services provides non-regulated services to private companies and municipalities.

              Cal Water, which began operation in 1926, is a public utility supplying water service to 446,000 customers in 75 California communities through 25 separate water systems or districts. Cal Water's 24 regulated systems, which are subject to regulation by the California Public Utilities Commission (CPUC), serve 439,900 customers. An additional 6,100 customers receive service through a long-term lease of the City of Hawthorne system by Cal Water, which is not subject to CPUC regulation. Cal Water accounts for 96% of the total customers and 96% of the total operating revenue.

              Washington Water started operations in 1999 through the acquisition of two water companies. It provides domestic water service to 14,700 customers in the Tacoma and Olympia areas. Washington Water's utility operations are regulated by the Washington Utilities and Transportation Commission. Washington Water accounts for 3% of the total customers and 2% of the total operating revenue.

              New Mexico Water began providing non-regulated meter reading services in 2000, and assumed regulated operations in July 2002 with the purchase of the assets of Rio Grande Utility Corporation. New Mexico Water provides service to 2,400 water and 1,700 wastewater customers south of Albuquerque, New Mexico. Its regulated operations are subject to the jurisdiction of the New Mexico Public Regulation Commission. New Mexico Water accounts for 1% of the total customers and 1% of the total operating revenue

              Hawaii Water was formed in May 2003 with the acquisition of Kaanapali Water Corporation. Hawaii Water provides water service to 500 customers on the island of Maui, including several large resorts and condominium complexes. Its regulated operations are subject to the jurisdiction of the Hawaii Public Utilities Commission. Hawaii Water accounts for less than 1% of the total customers and 1% of the total operating revenue.

              Utility Services has only non-regulated activities. Included in Utility Services operations is a long-term lease agreement with the City of Commerce which serves approximately 1,100 customers. Non-regulated activities are primarily contracted in Utility Services and include contracting with other private companies and municipalities to operate water systems and provide meter reading and billing services. Other non-regulated activities include leasing communication antenna sites, operating recycled water systems, providing brokerage services for water rights, providing lab services and selling non-utility property. Due to the different mix of services we provide, customers are not tracked for non-regulated activities. Excluding sales of non-operating property, non-regulated activities comprised 6% of the total net income in 2003.

              The regulatory entities governing our regulated operations are referred to as the Commissions in this report. Rates and operations for regulated customers are subject to the jurisdiction of the respective state's regulatory commission. The Commissions require that water and wastewater rates for each regulated district be independently determined. The Commissions are expected to authorize rates sufficient to recover normal operating expenses and allow the utility to earn a fair and reasonable return on capital. Rates for the City of Hawthorne and City of Commerce water systems are established in accordance with an operating agreement and are subject to ratification by the respective city council. Fees for other non-regulated activities are based on contracts negotiated between the parties.

              Our mailing address and contact information are:
                  California Water Service Group
                  1720 North First Street
                  San Jose, California 95112-4598
                  telephone number: 408-367-8200
                  www.calwatergroup.com

              Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports are available free of charge through our website. We make these reports available on our website on the same day they appear on the SEC's website.

              During the year ended December 31, 2003, there were no significant changes in the kind of products produced or services we rendered or those provided by our operating subsidiaries, or in our markets or methods of distribution.

       b.     Financial Information about Industry Segments

              We  operate  primarily  in one  business  segment,  the supply and
              distribution   of  water  and  providing   water-related   utility
              services.

       c.     Narrative Description of Business

              California Water Service Group is the sole shareholder of the five operating subsidiaries: California Water Service Company, New Mexico Water Service Company, Washington Water Service Company, Hawaii Water Service Company, Inc. and CWS Utility Services.

              We conduct business through our operating subsidiaries. Our business consists of the production, purchase, storage, purification, testing, distribution and sale of water for domestic, industrial, public and irrigation uses, and for fire protection. We also provide water-related services under agreements with municipalities and other private companies which are non-regulated. The non-regulated services include full water system operation, and billing and meter reading services. Nonregulated operations also include the lease of communication antenna sites, lab services and water rights brokerage. Our earnings may be significantly enhanced by the sale of non-utility, surplus real property.

              The operating results from the water business fluctuate according to the demand for water which is often influenced by seasonal conditions, such as summer temperatures or the amount and timing of precipitation in our service areas. Our revenue, expenses and income are affected by changes in water sales. Costs, such as payroll and benefits, depreciation, interest rates on long-term debt and property taxes are more predictable, remain fairly constant, and are not significantly impacted by variations in the amount of water sold. As a result, earnings are highest in the high use, warm weather summer months and lowest in the cool winter months when most rainfall takes place in our service territories.

              We distribute water in accordance with accepted water utility methods. Where applicable, we hold franchises and permits in the cities and communities where we operate. The franchises and permits allow us to operate and maintain facilities in public streets and right of ways as necessary.

              We operate the City of Hawthorne and the City of Commerce water systems under lease agreements. In accordance with the lease agreements, we receive all revenue from operating the systems and we are responsible for paying the operating costs. Under other contract arrangements, we operate municipally owned water systems, privately owned water systems and recycled water distribution systems, but we are not responsible for all operating costs. These contracts are fee per service, fixed-fee or cost-plus contracts. We also provide billing and customer services to a number of municipalities.

              We intend  to  continue  exploring  opportunities  to  expand  our regulated and nonregulated businesses in the western United States. The opportunities could include system acquisitions, lease arrangements similar to the City of Hawthorne contract, full service system operation and maintenance agreements, meter reading and billing contracts and other utility related services. We believe that a holding company structure facilitates providing non-regulated utility services, which are not subject to Commission jurisdiction.

         Geographical Service Areas and Number of Customers at Year-end

         Our principal markets are users of water within our service areas. Our geographical service areas or districts are regulated. In addition, City of Hawthorne and City of Commerce are included due to similarities in structure and risk of operations. The approximate number of customers served in each area are listed below:

Regulated Customers, City of Hawthorne and City of Commerce Customers at December 31, 2003

         SAN FRANCISCO BAY AREA
           Mid-Peninsula (serving San Mateo and San Carlos)                       36,100
           South San Francisco (including Colma and Broadmoor)                    16,600
           Bear Gulch (serving Menlo Park, Atherton, Woodside
             and Portola Valley)                                                  17,600
           Los Altos (including portions of Cupertino, Los Altos Hills,
             Mountain View and Sunnyvale)                                         18,400
           Livermore                                                              17,600
                                                                                 -------
                                                                                 106,300
                                                                                 -------
         SACRAMENTO VALLEY
           Chico (including Hamilton City)                                        25,200
           Oroville                                                                3,500
           Marysville                                                              3,800
           Dixon                                                                   2,900
           Willows                                                                 2,300
           Redwood Valley (Lucerne, Duncans Mills, Guerneville, Dillon
             Beach, portion of Santa Rosa)                                         1,900
                                                                                 -------
                                                                                  39,600
                                                                                 -------
         SALINAS VALLEY
           Salinas                                                                27,700
           King City                                                               2,300
                                                                                 -------
                                                                                  30,000
                                                                                 -------
         SAN JOAQUIN VALLEY
           Bakersfield                                                            60,900
           Stockton                                                               42,000
           Visalia                                                                33,300
           Selma                                                                   5,600
           Kern River Valley (Bodfish, Kernville, Lakeland, Mountain
             Shadows, Onyx, Squirrel Valley, South Lake and Wofford Heights)       4,200
           Antelope Valley (Fremont Valley, Lake Hughes, Lancaster and
             Leona Valley)                                                         1,300
                                                                                 -------
                                                                                 147,300
                                                                                 -------
         LOS ANGELES AREA
           East Los Angeles (including portions of
             the cities of Commerce and Montebello)                               27,600
           Hermosa Redondo (serving Hermosa Beach,
             Redondo Beach and a portion of Torrance)                             25,900
           Dominguez (Carson and portions of Compton, Harbor City,
             Long Beach, Los Angeles and Torrance)                                33,400
           Palos Verdes (including Palos Verdes Estates, Rancho Palos Verdes,
             Rolling Hills Estates and Rolling Hills)                             23,900
           Westlake (a portion of Thousand Oaks)                                   7,000
           Hawthorne (leased municipal system)                                     6,100
                                                                                 -------
                                                                                 123,900
                                                                                 -------

         CALIFORNIA TOTAL                                                        447,100

         NEW MEXICO                                                                4,100

         HAWAII                                                                      500
                                                                                 -------

         WASHINGTON                                                               14,700
                                                                                 -------

               COMPANY TOTAL                                                     466,400

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

         General and Step Rate Increases

         General rate case (GRC) applications in California address district and general office operating costs and capital requirements for a forward-looking three-year period. GRC decisions typically authorize an immediate rate increase and annual step rate increases for the three-year cycle. Step rate increases are generally effective at the start of each calendar year, and are designed to maintain the return on equity (ROE) authorized in the initial decision in succeeding years. Effective January 1, 2003, we are required to file a GRC for each operating district every three years. Cal Water's GRC applications are normally submitted in July of each year. According to the CPUC's processing time line, a final decision should be expected about 12 months after the filings are accepted by the CPUC. During 2003, we received decisions for our 2001 GRC applications in September, 26 months after they were submitted. We expect to return to a more normal cycle for the 2004 filings. The 2002 GRC was re-filed in January 2003 and approval was received for interim rate increases for inflation and establishment of an effective date of October 2003. Except for the interim rate increases, GRC filings initiated in 2002 and 2003 are pending as of the date of this report.

         Because districts are on different three-year GRC rate case cycles, the number of customers affected by GRC filings varies from year to year.

         Water rates for our Washington Water and New Mexico Water regulated operations are set based on historic 12-month data. We are allowed to submit GRC applications annually. Water rates for Hawaii Water are set based on a forward-looking methodology and are allowed to be filed annually. In these states, regulatory procedures do not provide for step rate increases or offset increases.

         Offsettable Expenses and Balancing Accounts

         In California, we charge to expense increases in purchased water, purchased power and pump taxes as they are incurred. Expenses for these categories above levels included in prior GRC decisions are tracked in off-line expense balancing or memorandum accounts. The cost increases are referred to as "offsetable expenses". When the CPUC authorizes a rate increase to recover the costs tracked in expense balancing or memorandum accounts, the rate increase is referred to as an offset rate increase. We do not record revenue related to the balancing accounts until authorized by the CPUC, and then only as the increased costs are included in customers' monthly billings. Currently, recovery of balancing and memorandum accounts is subject to limitation based on a review of district earnings for the past calendar year. If recorded return on net utility plant (rate base) exceeds the rate authorized by the Commission, recovery of the balancing account balance is adjusted by the amount of earnings above the authorized return.

         See  Item  7,  "Management's   Discussion  and  Analysis  of  Financial
         Condition and Results of Operations-- RATES AND REGULATIONS" section for more information on rates and regulation.

         Water Supply

         Cal Water obtains its water supply from wells, surface runoff or diversion, and by purchase from public agencies and other wholesale suppliers. Our supply has been adequate to meet customer demand; however, during periods of drought some of our districts have experienced mandatory water rationing. California's rainy season usually begins in November and continues through March with December, January and

         February historically recording the most rainfall. During winter months, reservoirs and underground aquifers are replenished by rainfall. Snow accumulated in the mountains provides an additional water source when spring and summer temperatures melt the snowpack producing runoff into streams and reservoirs, and also replenishing underground aquifers.

         Washington and Hawaii receive rain in all seasons with the majority falling during winter months. Washington Water and Hawaii Water draw all their water supply by pumping from wells.

         New Mexico Water's normal rainfall occurs in all seasons, but is heaviest in the summer monsoon season. New Mexico Water pumps all of its water supply from wells based on its water rights.

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

         During years in which precipitation is especially heavy or extends beyond the spring into the early summer, customer demand can decrease from historic normal levels, generally due to reduced outdoor water usage. Likewise, an early start to the rainy season during the fall can cause a decline in customer usage and have a negative impact on revenue. When summer temperatures are cooler than normal, water usage is generally lower and can result in us receiving lower revenue and a reduction in our earnings. A warmer than normal summer can result in higher customer usage and an increase in our revenue.

         During years of less than normal rainfall, customer demand can increase as outdoor water usage continues into the fall and winter. When rainfall is below average for consecutive years, drought conditions can develop and certain customers may be required to reduce consumption to preserve available supply. As an example, from 1987 to 1993 California experienced a six-year period when rainfall was annually below historic average. The drought period ended with the winter of 1992-93. During that period, some of our districts issued water-rationing requirements to their customers. In certain districts, penalties were assessed on customers who exceeded monthly allotments which was approved by the CPUC. During past drought periods, the CPUC has allowed modifications to our customer billings that provided us a means to recover a portion of revenue that was deemed lost due to conservation measures.

         As noted above, Washington Water, New Mexico Water and Hawaii Water obtain their entire water supply from wells. Historically, about half of Cal Water's water supply is purchased from wholesale suppliers with the balance pumped from wells. During 2003, approximately 49 percent of the Cal Water supply was obtained from wells, 49 percent was purchased from wholesale suppliers and 2 percent was obtained from surface supplies. Well water is generally less expensive and Cal Water strives to maximize the use of its well sources in districts where there is an option between well or purchased supply sources.

         We have five California water treatment plants in our Bakersfield, Bear Gulch, Kernville, Oroville and Redwood Valley districts. A new plant was put into service during 2003 in Bakersfield, with a capacity of 20 million gallons per day. Water for operation of the plant is drawn from the Kern River under a long-term contract with the City of Bakersfield. We removed from service the existing, smaller Bakersfield treatment plant when the new plant became fully functional. The other four plants have a capacity of 13 million gallons per day.

         During 2003, we delivered 132 billion gallons of water to our customers, approximately the same amount as in 2002. Our 2003 average daily water production was 361 million gallons, while the maximum single day production was 661 million gallons. By comparison, in 2002 our average daily water production was 352 million gallons and the maximum single day production was 647 million gallons.

         The following table shows the quantity of water we purchased and the percentage of purchased water to total water production in each California operating district during 2003.

                                           (MG)
                                          Water
                                        Production      Supply
District                                Purchased     Purchased    Source of Purchased Supply
--------                                ---------     ---------    --------------------------

SAN FRANCISCO BAY AREA
    Mid-Peninsula                             5,990        100%    San Francisco Water Department
    South San Francisco                       3,277        100%    San Francisco Water Department
    Bear Gulch                                4,089         91%    San Francisco Water Department
    Los Altos                                 3,360         70%    Santa Clara Valley Water District
    Livermore                                 2,789         72%    Alameda County Flood Control and Water
                                                                   Conservation District

SACRAMENTO VALLEY
    Oroville                                    984         93%    Pacific Gas and Electric Co. and County
                                                                   of Butte
    Redwood Valley                              154         74%    County of Lake

SAN JOAQUIN VALLEY
    Antelope/Kern                                92         12%    Antelope Valley East Kern Water District
    Bakersfield                               5,085         20%    Kern County Water Agency and City of
                                                                   Bakersfield

    Stockton                                  6,557         61%    Stockton-East Water District

LOS ANGELES AREA
    East Los Angeles                          4,966         74%    Central Basin Municipal Water District
    Dominguez                                10,777         80%    West Basin and Central Basin Municipal
                                                                   Water Districts

    City of Commerce                             95         27%    West Basin Municipal Water District
    Hawthorne                                 1,597        100%    West Basin Municipal Water District
    Hermosa Redondo                           3,810         80%    West Basin Municipal Water District
    Palos Verdes                              6,725        100%    West Basin Municipal Water District
    Westlake                                  2,918        100%    Calleguas Municipal Water District

         MG = million gallons

         The balance of our required supply for the above districts is obtained principally from wells. In our Bear Gulch district, we obtain a portion of the water supply from surface runoff from the local watershed. In our Oroville and Redwood Valley districts, the water we purchase is from a surface supply. The surface sources are processed through our water treatment plants before being delivered to the distribution system. In our Bakersfield district, we purchase surface supply then process the water through our treatment plant. In addition, we also purchase treated water as a component to our water supply.

         The Chico, Marysville, Dixon and Willows districts in the Sacramento Valley, the Salinas and King City districts in the Salinas Valley, and the Selma and Visalia districts in the San Joaquin Valley obtain their entire supply from wells.

         Our purchases for the Los Altos, Livermore, Oroville, Redwood Valley, Stockton and Bakersfield districts are pursuant to long-term contracts expiring on various dates after 2011.

         The water supplies we purchase for the Dominguez, East Los Angeles, Hermosa-Redondo, Palos Verdes, and Westlake districts, the City of Hawthorne system and the City of Commerce system are provided by public agencies pursuant to a statutory obligation of continued non-preferential service to purveyors within the agencies' boundaries.

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

         Shown below are wholesaler price rates and increases that became effective for our operating districts in 2003, and estimated wholesaler price rates changes for 2004.

                                         2003                                       2004
                            Effective   Percent                       Effective    Percent
             District        Month      Change      Unit Cost          Month       Change      Unit Cost
             --------        -----      ------      ---------          -----       ------      ---------

          Antelope/Kern        July       29.4%        $220/af           July        0.0%         $220/af
          Bakersfield *        July      -16.1%         115/af           July       18.3%          136/af
          Bear Gulch           July       25.0%       1.10/ccf           July        9.1%        1.20/ccf
          City of Commerce     Jan        -3.4%         510/af           Jan         2.0%          520/af
          Dominguez            Jan        -3.4%         510/af           Jan.        2.0%          520/af
          East Los Angeles     July       -4.4%         457/af           July        2.2%          467/af
          Hawthorne            Jan        -3.4%         510/af           Jan.        2.0%          520/af
          Hermosa Redondo      Jan        -3.4%         510/af           Jan.        2.0%          520/af
          Livermore            Jan.        2.5%      1.290/ccf           Jan.        0.0%       1.290/ccf
          Los Altos            July        9.5%         460/af           July        7.6%          495/af
          Oroville             Jan         0.0%      69,200/yr           Jan.        8.4%       75,000/yr
          Palos Verdes         Jan        -3.4%         510/af           Jan.        2.0%          520/af
          Mid Peninsula        July       25.0%       1.10/ccf           July        9.1%        1.20/ccf
          Redwood Valley       May         5.0%       43.97/af           May         0.0%        43.97/af
          So. San Francisco    July       25.0%       1.10/ccf           July        9.1%        1.20/ccf
          Stockton             April      46.6%     342,146/mo           April      12.8%      385,800/mo
          Westlake             Jan.        0.7%         564/af           Jan.        1.8%          574/af

         af = acre foot; ccf = hundred cubic feet; yr = fixed annual cost; mo = fixed monthly cost * treated water

         See  Item  7,  "Management's   Discussion  and  Analysis  of  Financial
         Condition and Results of Operations - WATER SUPPLY" concerning adequacy of supplies.

         We continue to work with all local suppliers and agencies responsible for water supply to insure we have adequate, long-term supply for each system.

         Nonregulated Operations

         Our nonregulated operations include full service operation and maintenance of water systems for cities and private owners, operation of recycled water systems, utility billing services, laboratory services, water rights brokering, sales of surplus properties and leases of antenna sites.

         Nonregulated revenue that we receive from water system operations is generally determined on a fee per customer basis. With the exception of our agreement for operation of the City of Hawthorne and City of Commerce water systems, revenue and expenses from nonregulated operations are accounted for in other income and expense on a pretax basis in the Consolidated Statements of Income. We include revenue and expenses for the City of Hawthorne and City of Commerce lease in operating revenue and operating expenses because we are entitled to retain all customer billings and are generally responsible for all operating expenses.

         We operate municipally owned water systems under contract for the various cities which collectively contribute less than 5% of total net income. In Washington, we operate numerous private water systems under contract arrangements. The City of Hawthorne lease is a 15 year lease and expires in 2011. The City of Commerce lease is a 15 year lease and expires in 2018. The terms of other operating agreements range from one-year to three-year periods with provisions for renewals.

         We provide meter reading and customer billing services for several municipalities in California and in New Mexico for the County of Los Alamos. We also provide sewer and/or refuse billing services to several municipalities.

         Since February 1996, we have operated the City of Hawthorne water system under terms of a 15-year agreement. The system, which is located near our Hermosa-Redondo district, serves about half of Hawthorne's population. The lease required us to make an up-front $6.5 million lease payment to the city which we are amortizing over the lease term. Additionally, we make annual lease payments to the city of $0.1 million indexed to changes in water rates. Under the lease, we are responsible for all aspects of system operation and capital improvements, although title to the system and system improvements reside with the city. At the end of the lease, the city is required to reimburse us for the unamortized value of capital improvements we made during the term of the lease. In exchange, we receive all revenue from the water system, which was $5.4 million in 2003.

         In July 2003, we negotiated an agreement with the City of Commerce to lease and operate its water system, and are operating under the terms of the lease. At this time, the lease has not been formally executed by the parties. The lease requires us to pay $0.8 million per year in monthly installments and pay $200 dollars per acre foot for water usage exceeding 2,000 acre feet per year plus a percentage of certain operational savings that may be realized. Under the lease agreement, we are responsible for all aspects of the system's operations. The City is responsible for capital expenditures and title to the system and system improvements resides with the city. We have risks of operation and collection of amounts billed to customers. The agreement has a process to request rate increases for costs outside of our control and other cost increases. In exchange, we receive all revenue from the system, which was $0.8 million for the six month period ended December 2003.

         During 1997, we signed an agreement with the Rural North Vacaville Water District near our Dixon district to design and build a water distribution system. Construction of the system has been completed and we began operating the system in February 2003 under a contract with the water district. The new system will initially provide water to about 300 customers.

         We lease antenna sites to telecommunication companies which place equipment at various sites. Individual lease payments range from $700 to $2,600 dollars per month. The antennas are used in cellular phone and personal communication applications. We continue to negotiate new leases for similar uses.

         We provide laboratory services to San Jose Water Company and Great Oaks Water Company and for the systems that we serve under operation and maintenance agreements, and for numerous small water systems.

         Utility Plant Construction

         We continually extend, enlarge and replace our facilities as required to meet increasing demands and to maintain the water systems. We obtain construction financing from operations, short-term bank borrowings, advances for construction and contributions in aid of construction that are funded by developers. The amounts received from these sources are shown in our "Statements of Cash Flows" in our annual report, which is incorporated into this document by reference. Advances for construction are cash deposits from developers for construction of water facilities or water facilities deeded from developers. The advances are generally refundable without interest over a period of 40 years by equal annual payments. Contributions in aid of construction consist of nonrefundable cash deposits or facilities transferred from developers, primarily for fire protection and relocation projects. We cannot control the amount received from developers. This amount fluctuates from year to year as the level of construction activity carried on by developers varies. This activity is impacted by the demand for housing, commercial development and general business conditions, including interest rates.

         See  Item  7,  "Management's   Discussion  and  Analysis  of  Financial
         Condition and Results of Operations - LIQUIDITY AND CAPITAL RESOURCES" for additional information.

         Sale of Surplus Real Properties

         When properties are no longer used and useful for public utility purposes, we are no longer allowed to earn a return on our investment in the property in the regulated business. The surplus property may be transferred out of the regulated operations and can be offered for sale. Income from the sale of surplus properties depends not only on changes in operations, but also on local real estate market conditions.

         California Energy Situation

         Our business uses electrical power primarily to pump water from our sources and move it through the distribution systems. The California energy crisis was well publicized. In response to supply shortages, electric power rates were increased significantly in prior years. Electricity rates stabilized during 2003 and we received credits from the electrical power companies. Expenses in electrical power costs are described in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - RESULTS OF OPERATIONS."

         There is still uncertainty about the state's ability to avoid future rolling electric blackouts, although we did not experience any major electric blackouts during 2003. We continue to use power as efficiently as we believe possible and at the lowest cost to our customers. We maintain backup power systems to continue water service to our customers if the power companies' supplies are interrupted. Many of our well sites are equipped with emergency electric generators. The generators are designed to produce electricity to keep the wells operating during power outages. Storage tanks also provide customers with water during blackout periods.

         Security at Company Facilities

         We have heightened security at our facilities and have taken added precautions to safeguard our employees and the water we deliver to our customers. While we do not make public comments about the details of our security programs, we have been in contact with federal, state and local law enforcement agencies to coordinate and improve water delivery systems security. In 2002, Federal legislation was enacted which resulted in new regulations concerning security of water facilities, including submitting vulnerability assessment studies to the Federal Government. The timing of submission of these studies was based on size of operations. We have submitted the studies that are required and plan to complete this program in 2004.

         Quality of Water Supplies

         We maintain operating practices to produce potable water in accordance with accepted water utility practices. Water entering the distribution systems from surface sources is treated in compliance with federal and state Safe Drinking Water Acts (SWDA) standards. Most well supplies are chlorinated for disinfection. Water samples from each water system are analyzed on a regular, scheduled basis in compliance with regulatory requirements. We operate a state certified water quality laboratory at our San Jose General Office facility that provides testing for most California operations. Certain tests in California are contracted with independent certified labs qualified under the Environmental Laboratory Accreditation Program. Local independent state certified labs provide water sample testing for the Washington, New Mexico and Hawaii operations.

         In recent years, federal and state water quality regulations have continued to increase water testing requirements. The SDWA continues to be amended to reflect new public health concerns. We monitor water quality and upgrade our treatment capabilities to maintain compliance with the various regulations.

         Competition and Condemnation

         Our operating companies, Cal Water, Washington Water, New Mexico Water and Hawaii Water are regulated public utilities providing water service within filed service areas approved by the Commissions. New Mexico Water also provides regulated wastewater services. Under state laws, no privately owned public utility may compete within any service territory that we already serve without first obtaining a certificate of public convenience and necessity from the Commission. Issuance of such a certificate would only be made upon finding that our service is deficient. To our knowledge, no application to provide service to an area we serve has been made.

         State law provides that whenever a public agency constructs facilities to extend a utility system into the service area of a privately owned public utility, such an act constitutes the taking of property and requires reimbursement to the utility for its loss. State statutes allow municipalities, water districts and other public agencies to own and operate water systems. These agencies are empowered to condemn properties already operated by privately owned public utilities. The agencies are also authorized to issue bonds, including revenue bonds, for the purpose of acquiring or constructing water systems. However, if a public agency were to acquire utility property by eminent domain action, the utility would be entitled to just compensation for its loss. To our knowledge, no municipality, water district or other public agency is contemplating or has any action pending to acquire or condemn any of our systems.

         In recent years, consolidation within the water industry has accelerated. A number of publicly traded water companies have been acquired or merged into larger domestic companies. Several acquisitions of publicly traded companies have also been completed by much larger foreign companies. We participated in the industry consolidation by acquiring Dominguez Services Corporation in 2000 and by making other small acquisitions and pursuing expansion of our nonregulated operations. We intend to continue pursuit of opportunities to expand our business in the western United States.

         Environmental Matters

         Our operations are subject to environmental regulation by various governmental authorities. Our environmental affairs program is designed to provide compliance with underground and above ground fuel storage tank regulations, hazardous materials management plans, hazardous waste regulations, air quality permitting requirements, wastewater discharge limitations and employee safety issues related to hazardous materials. We are actively involved in the formulation of air quality standards related to water utilities. Also, we actively investigate alternative technologies for meeting environmental regulations and continuing the traditional practices of water quality.

         Human Resources

         At year-end 2003, we had 813 employees, including 41 at Washington Water, 13 at New Mexico Water and 7 at Hawaii Water. We had 802 and 783 employees in 2002 and 2001, respectively. In California, most non-supervisory employees are represented by the Utility Workers Union of America, AFL-CIO, except certain engineering and laboratory employees are represented by the International Federation of Professional and Technical Engineers, AFL-CIO. At December 31, 2003, there were 541 union employees. In December 2002, we negotiated three-year agreements with both unions covering 2003 through 2005. Wage increases under the new agreements are 1% in 2003, 1.5% in 2004 and 2% in 2005. Improvements in employee benefit plans were also negotiated. Employees at Washington Water, New Mexico Water and Hawaii Water do not belong to unions.

    d. Financial Information about Foreign and Domestic Operations and Export Sales.

         We make no export sales.

Item 2.  Properties.

         Our physical properties consist of offices and water systems to accomplish the production, storage, purification and distribution of water. These properties are located in or near our Geographic Service Areas listed above in Item 1.c. "Narrative Description of the Business." Our general office, which houses accounting, engineering, information systems, human resources, purchasing, regulatory, water quality and executive staffs is located in San Jose, California. All properties are maintained in good operating condition.

         The real properties that we own are held in fee simple title. Properties owned by Cal Water are subject to the indenture securing first mortgage bonds of which $27 million remained outstanding at December 31, 2003. Washington Water has long-term bank loans that are secured primarily by utility plant. New Mexico Water has outstanding bank loans which are secured by utility plant.

         In Cal Water, we own 620 wells and operate ten leased wells. There were 382 owned storage tanks with a capacity of 247 million gallons, 31 managed storage tanks with a capacity of 29 million gallons and three reservoirs with a capacity of 220 million gallons. There are 5,200 miles of supply and distribution mains in the various systems.

         In Washington Water, we own 300 wells and manage 82 wells. There are 109 owned storage tanks and 28 managed storage tanks with a storage capacity of 7.1 million gallons. There are 544 miles of supply and distribution lines.

         In New Mexico Water, we own three wells. There are three storage tanks with a storage capacity of 2.5 million gallons. There are 44 miles of supply and distribution lines.

         In Hawaii Water, we own six wells. There are three storage tanks with a storage capacity of 4.5 million gallons. There are 40 miles of supply and distribution lines.

         In the leased City of Hawthorne and City of Commerce systems or in systems that we operate under contract for municipalities or private companies, title to the various properties is held exclusively by the municipality or private company.

         Water supply, security, environmental, condemnation and utility plant construction items are discussed in Item 1.c, Narrative of the Business. Utility Plant construction items are also discussed in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - LIQUIDITY AND CAPITAL RESOURCES."

Item 3.  Legal Proceedings.

         In 1995, the State of California's Department of Toxic Substances Control (DTSC) named Cal Water as a potential responsible party for cleanup of a toxic contamination plume in the Chico groundwater. The toxic spill occurred when cleaning solvents, which were discharged into the city's sewer system by local dry cleaners, leaked into the underground water supply. The DTSC contends that Cal Water's responsibility stems from its operation of wells in the surrounding vicinity that caused the contamination plume to spread. While we are cooperating with the cleanup effort, we deny any responsibility for the contamination or the resulting cleanup and intend to vigorously resist any action that may be brought against us. We have negotiated with DTSC regarding dismissal of Cal Water from the claim in exchange for our cooperation in the cleanup effort. However, no agreement has been reached with DTSC regarding dismissal of Cal Water from the DTSC action. In December 2002, Cal Water was named along with eight other defendants in a lawsuit filed by DTSC for the cleanup of the plume. The suit asserts that the defendants are jointly and severally liable for the estimated cleanup of $8.7 million. We believe that insurance coverage exists for this claim and that if we were ultimately held responsible for a portion of the cleanup costs, there would not be a material adverse effect on our financial position or results of operations. Our insurance carrier is currently paying the cost of legal representation in this matter.

         In 2003, Cal Water was served with a lawsuit in state court naming it as one of several defendants for damages alleged to have resulted from waste oil contamination in the groundwater in the Marysville District. The suit did not specify a dollar amount. We do not believe that the complaint alleges any facts under which we may be held liable. The Court has twice dismissed the complaint on various grounds raised by us, but the Court has continued to grant the plaintiff leave to amend the complaint. If necessary, we intend to vigorously defend the suit. In 2002, the plaintiff in this action brought a suit against Cal Water in federal court with similar allegations concerning groundwater contamination. The suit was dismissed; however, the Court did not bar the plaintiff from filing a state claim. If an assessment were determined by a court, we believe that our insurance policy will cover costs related to this matter under the terms of the policy.

         In December 2001, Cal Water and several other defendants were served with a lawsuit by the estate and immediate family members of a deceased employee of a pipeline construction contractor. The contractor's employee had worked on various Cal Water projects over a number of years. The plaintiffs allege that Cal Water and other defendants are responsible for an asbestos-related disease that is claimed to have caused the death of the contractor's employee. The complaint seeks damages in excess of $0.1 million, in addition to unspecified punitive damages. We have denied responsibility in the case and intend to vigorously defend ourself against the claim. Pursuant to an indemnity provision in the contracts between the contractor and us, the contractor has accepted liability for the claim against us and is reimbursing our defense costs.

         In February 2003, the CPUC's Office of Ratepayer Advocates recommended that Cal Water be fined up to $9.6 million and refund $0.5 million in revenue for failing to report two acquisitions as required by the CPUC. One acquisition was completed prior to adoption of the reporting requirement by the CPUC; the other was inadvertently not reported. Cal Water acquired the two water systems, which serve 283 customers, for approximately $0.1 million. The staff's recommendation does not challenge the level of service provided or amounts charged for water service to the customers; it is based solely on the fact that Cal Water failed to report the acquisitions to the CPUC. On July 10, 2003, the CPUC issued Resolution W-4390. In this resolution, the CPUC's staff challenged whether Cal Water was properly authorized to make these two acquisitions, as a result of the failure to report. The resolution grants Cal Water's request to consult and work with the CPUC's Water Division to resolve the matters.

         Since the CPUC's policy is to encourage large water utilities to acquire small water systems, we believe that a reasonable resolution will be reached. At this time, we cannot estimate the costs or the timing of the resolution of these issues. We do not believe that the staff's recommendation will be upheld when this matter is considered by the CPUC. Accordingly, no liability was accrued in the financial statements.

         Periodically, we are involved in other proceedings or litigation arising in the ordinary course of business. We do not believe that the ultimate resolution of these matters will materially affect our financial position, results of operations or cash flows.

Item 4.  Submission of Matters to a Vote of Security Holders.

         No matters were submitted to a vote of security holders in the fourth quarter of 2003.

Executive Officers of the Registrant

Name                        Positions and Offices with California Water Service Group                Age
----                        ---------------------------------------------------------                ---

Robert W. Foy               Chairman of the Board since January 1, 1996.  A director since            67
(1)                         1977.  Formerly President and Chief Executive Officer of Pacific
                            Storage Company,  a diversified  transportation  and
                            warehousing   company  serving  Stockton,   Modesto,
                            Sacramento,    San   Jose,   Vallejo,   and   Merced
                            California, where he had been employed for 32 years.

Peter C. Nelson             President and Chief Executive Officer since February 1, 1996.             56
(2)                         Formerly Vice President, Division Operations (1994-1995) and
                            Region  Vice  President  (1989-1994),  Pacific Gas &
                            Electric Company, a gas and electric public utility.

Richard D. Nye              Vice President, Chief Financial Officer and Treasurer since               49
(1)                         March 2003. Formerly Acting Chief Financial Officer (2001-2002)
                            and Vice President of Finance and Administration (1998-2002) of
                            Cornerstone Propane Partners, L.P., a propane distribution company,
                            Previously served in various finance management positions with
                            Frito-Lay, Inc., a snack food company (1989-1998).

Paul G. Ekstrom             Corporate Secretary since August 1996; Operations                         51
(3)                         Coordinator, 1993 to 1996; District Manager, Livermore,
                            1988 to 1993;  previously  served in  various  field
                            management  positions  since 1979; an employee since
                            1972.

Calvin L. Breed             Controller, Assistant Secretary and Assistant Treasurer since             48
(4)                         Nov. 1994; previously Treasurer of TCI International, Inc. (1984-1994);
                            a certified public accountant with Arthur Andersen & Co. (1980-1983)

(1) Holds the same position with California Water Service Company, New Mexico Water Service Company, Washington Water Service Company, Hawaii Water Service Company, Inc. and CWS Utility Services

(2) Holds the same position with California Water Service Company and CWS Utility Services; Chief Executive Officer of New Mexico Water Service
      Company, Washington Water Service Company and Hawaii Water Service Company, Inc.

(3) Vice President, Customer Service with California Water Service Company, and Corporate Secretary of California Water Service Company, New Mexico Water Service Company, Washington Water Service Company, Hawaii Water Service Company, Inc. and CWS Utility Services

(4)   Holds the same position with California Water Service Company

Name                        Positions and Offices with California Water Service Group                Age
----                        ---------------------------------------------------------                ---

Francis S. Ferraro          Vice President, Regulatory Matters and Corporate Development              54
(1)                         since May 2001; Vice President, Regulatory Matters, August 1989
                            to  May  2001.  Employed  by the  California  Public
                            Utilities  Commission  for 16 years,  including 1985
                            through  1989 as an  administrative  law  judge;  an
                            employee since 1989.

Name                        Positions and Offices with California Water Service Group                Age
----                        ---------------------------------------------------------                ---


Robert R. Guzzetta          Vice President, Engineering and Water Quality since August 1996;          49
(2)                         Chief Engineer, 1990 to 1996; Assistant Chief Engineer, 1988 to
                            1990; various engineering department positions since 1977.

Christine L. McFarlane      Vice President, Human Resources since August 1996; Director               57
                            of Human Resources, 1991 to 1996; Assistant Director of
                            Personnel, 1989 to 1991; an employee since 1969.

Dan L. Stockton             Vice President, Information Systems since April 2001;                     59
                            from 1991 to 2001 he served as Chief Operating Officer of
                            Great Oaks Water Company.

Raymond H. Taylor           Vice President, Operations since April 1995; Vice President and           58
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

(2)  Also, Vice President, Engineering with CWS Utility Services.

Name                        Positions and Offices with California Water Service Group                Age
----                        ---------------------------------------------------------                ---


Michael P. Ireland          President since December 1999; previously President of Harbor Water       50
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

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

         Our common stock is traded on the New York Stock exchange under the symbol "CWT". At December 31, 2003, there were 16,932,046 common shares and 139,000 preferred shares outstanding. As of December 31, 2003, there were 4,500 stockholders of record.

         Additional information required by this Item is contained in the section captioned "Quarterly Financial Data" in our 2003 Annual Report to Stockholders and is incorporated herein by reference. The 2003 Annual Report to Stockholders is included with this report as Exhibit 13.1.

Item 6.  Selected Financial Data.

         The information required by this Item is contained in the section captioned "Ten-Year Financial Review" in our 2003 Annual Report to Stockholders and is incorporated herein by reference. The 2003 Annual Report to Stockholders is included with this report as Exhibit 13.1.

Item 7.  Management's  Discussion  and  Analysis  of  Financial   Condition  and
         Results of Operations.

         The information required by this Item is contained in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations," in our 2003 Annual Report to Stockholders and is incorporated herein by reference. The 2003 Annual Report to Stockholders is included with this report as Exhibit 13.1.

Item 7A  Quantitative and Qualitative Disclosures About Market Risk

         The information required by this Item is contained in the section captioned "Financial Risk Management" in our 2003 Annual Report to Stockholders and is incorporated herein by reference. The 2003 Annual Report to Stockholders is included with this report as Exhibit 13.1.

Item 8.  Financial Statements and Supplementary Data.

         The information required by this Item is contained in the 2003 Annual Report to Stockholders and is incorporated herein by reference. The 2003 Annual Report to Stockholders is included with this report as
         Exhibit 13.1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         None.

Item 9A. Controls and Procedures

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

                  (b) Changes to Internal controls

                  There was no change in our internal control over financial reporting that occurred during the last fiscal quarter of 2003 that has materially affected, or is reasonably likely to materially affect, such control.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

         The information required by this Item as to directors of the Company is contained in the sections captioned "Board Structure," of the 2004 Proxy Statement, "Proposals of the Board; Proposal No. 1 - Election of Directors" of the 2004 Proxy Statement, and "Other Matters - Code of Ethics" of the 2004 Proxy Statement, and is incorporated herein by reference. Information regarding executive officers is included in a separate section captioned "Executive Officers of the Registrant" contained in Part I of this report.

Item 11. Executive Compensation.

         The information required by this Item as to directors of the Company is included under the caption "Director Compensation Arrangements" of the 2004 Proxy Statement and is incorporated herein by reference. The information required by this Item as to compensation of executive officers, including officers who are directors, is included under the caption "Executive Compensation" of the 2004 Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

         The information required by this Item is contained in the section captioned "Stock Ownership of Management and Certain Beneficial Owners" of the 2004 Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions.

         Cal Water provides laboratory services to a subsidiary of SJW Corp., which has ownership of over 5% of the common stock outstanding. The rates charged are comparable to rates charged to other third parties. The revenue for 2003 was approximately $0.1 million. The revenue and income from these activities are not significant to our business.

Item 14. Principal Accountant Fees and Services

         The information required by this Item is contained in the section captioned "Relationship with Independent Auditors" of the 2004 Proxy Statement and is incorporated herein by reference.

                                     PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

  (a) As part of this Form 10-K, the following documents are being filed:

      1. Financial Statements:

              Consolidated Balance Sheets as of December 31, 2003 and 2002.

              Consolidated Statements of Income for the years ended December 31, 2003, 2002 and 2001.

              Consolidated   Statements  of  Common   Stockholders'  Equity  and
              Comprehensive Income for the years ended December 31, 2003, 2002 and 2001.

              Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001.

              Notes to Consolidated Financial Statements, December 31, 2003, 2002 and 2001.

              Independent Auditors' Report.

              The above financial statements are contained in sections bearing the same captions in the 2003 Annual Report to Stockholders which is filed with this Form 10-K and incorporated herein by reference. Refer to Exhibit 13.1 of this Form 10-K.

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

  (b) Reports on Form 8-K.

              Reports were furnished (but not filed) on Form 8-K on October 23, 2003 regarding the results for the third quarter and on January 28, 2004, regarding the results for the 4th quarter and year end results for 2003. Both reports were furnished under Item 12 and included condensed statements of income and condensed balance sheets.

  (c) Exhibits required to be filed by Item 601 of Regulation S-K.

              Refer to Item (a) 3 above and the Exhibit Index on page 28 of this Form 10-K.

  (d) Additional Financial Statement Schedules.

              No filings are required under this Item.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            CALIFORNIA WATER SERVICE GROUP


Date: February 25, 2004                    By /s/ Peter C. Nelson
                                           PETER C. NELSON,
                                           President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Date: February 25, 2004                   /s/ Robert W. Foy
                                          ROBERT W. FOY
                                          Chairman, Board of Directors

Date: February 25, 2004                   /s/ Douglas M. Brown
                                          DOUGLAS M. BROWN
                                          Member, Board of Directors

Date: February 25, 2004                   /s/ Edward D. Harris, Jr.
                                          EDWARD D. HARRIS, JR., M.D.
                                          Member, Board of Directors

Date: February 25, 2004                   /s/ Bonnie G. Hill
                                          BONNIE G. HILL
                                          Member, Board of Directors

Date: February 25, 2004                   /s/ David N. Kennedy
                                          DAVID N. KENNEDY
                                          Member, Board of Directors

Date: February 25, 2004                   /s/ Richard P. Magnuson
                                          RICHARD P. MAGNUSON
                                          Member, Board of Directors

Date: February 25, 2004                   /s/ Linda R. Meier
                                          LINDA R. MEIER
                                          Member, Board of Directors

Date: February 25, 2004                   /s/ Peter C. Nelson
                                          PETER C. NELSON
                                          President and Chief Executive Officer,
                                          Principal Executive Officer
                                          Member, Board of Directors

Date: February 25, 2004                   /s/ George A. Vera
                                          GEORGE A. VERA
                                          Member, Board of Directors

Date: February 25, 2004                   /s/ Richard D. Nye
                                          RICHARD D. NYE
                                          Vice President, Chief Financial
                                          Officer and Treasurer;
                                          Principal Financial Officer

Date: February 25, 2004                   /s/ Calvin L. Breed
                                          CALVIN L. BREED
                                          Controller, Assistant Secretary and
                                          Assistant Treasurer;
                                          Principal Accounting Officer

                                 (all page references will be updated at filing)

                                  EXHIBIT INDEX

Exhibit
Number

     Unless filed with this Form 10-K, the documents listed are incorporated by reference to the filings referred to:

3.   Articles of Incorporation and By-laws:

       3.1 Certificate of Incorporation of California Water Service Group (Filed as Exhibit B of the 1999 California Water Service Group Proxy Statement)

       3.2 Restated By-laws of California Water Service Group as amended on January 26, 2000 (Exhibit E-2 to Form 8-K filed February 3, 2000)

4. Instruments Defining the Rights of Security Holders of California Water Service Group, including Indentures:

       4.1 Shareholder Rights Plan; an agreement between California Water Service Group and BankBoston, N.A., rights agent, dated January 28, 1998 (Exhibit 1 to Form 8-A dated February 13, 1998)

       4.2 Certificate of Designations regarding Series D Participating Preferred Stock, as filed with Delaware Secretary of State on September 16, 1999 (relating to Shareholder Rights Plan)

       4.3 Thirty-fourth Supplemental Indenture dated as of November 1, 1990, covering First Mortgage 9.86% Bonds, Series CC. (Exhibit 4 to Form 10-K for fiscal year 1990)

       4.4 Thirty-sixth Supplemental Indenture dated as of May 1, 1993, covering First Mortgage 7.90% Bonds Series EE (Exhibit 4 to Form 10-Q dated June 30, 1993)

       4.5 Thirty-seventh Supplemental Indenture dated as of September 1, 1993, covering First Mortgage 6.95% Bonds, Series FF (Exhibit 4 to Form 10-Q dated September 30, 1993)

       4.6 Thirty-eighth Supplemental Indenture dated as of October 15, 1993, covering First Mortgage 6.98% Bonds, Series GG (Exhibit 4 to Form 10-K for fiscal year 1994)

       4.7 Note Agreement dated August 15, 1995, pertaining to issuance of $20,000,000, 7.28% Series A Unsecured Senior Notes, due November 1, 2025 (Exhibit 4 to Form 10-Q dated September 30, 1995)

       4.8 Note Agreement dated March 1, 1999, pertaining to issuance of $20,000,000, 6.77% Series B Unsecured Senior Notes, due November 1, 2028 (Exhibit 4.1 to Form 10-K dated December 31, 1999)

       4.9 First Supplement dated October 1, 2000, to Note Agreement of March 1, 1999, pertaining to issuance of $20,000,000, 8.15% Series C Unsecured Senior Notes, due November 1, 2030 (Exhibit
               4.10 to Form 10-K dated December 31, 2000)

       4.10 Second Supplement dated September 1, 2001, to Note Agreement of March 1, 1999, pertaining to issuance of $20,000,000, 7.13% Series D Unsecured Senior Notes, due November 1, 2031 (Exhibit
               4.1 to Form 10-Q dated September 30, 2002)

       4.11 Third Supplement dated May 1, 2002, to Note Agreement of March 1, 1999, pertaining to issuance of $20,000,000, 7.11% Series E Unsecured Senior Notes, due November 1, 2032 (Exhibit 4.1 to Form 10-Q dated June 30, 2002)

       4.12 Fourth Supplement dated August 15, 2002, to Note Agreement of March 1, 1999, Note Agreement dated August 15, 2002, pertaining to issuance of $20,000,000, 5.90% Series F Unsecured Senior Notes, due November 1, 2017 (Exhibit 4.14 to Form 10-K dated December 31, 2002)

       4.13 Fifth Supplement dated November 1, 2002, to Note Agreement of March 1, 1999, pertaining to issuance of $20,000,000, 5.29% Series G Unsecured Senior Notes, due November 1, 2022 (Exhibit
               4.15 to Form 10-K dated December 31, 2002)

       4.14 Sixth Supplement dated December 1, 2002, to Note Agreement of March 1, 1999, pertaining to issuance of $20,000,000, 5.29% Series H Unsecured Senior Notes, due December 1, 2022 (Exhibit 16 to Form 10-K dated December 31, 2002)

       4.15 Ninth Supplement dated February 15, 2003, to Note Agreement of March 1, 1999, pertaining to issuance of $10,000,000, 4.58% Series K Unsecured Senior Notes, due June 30, 2010 (Exhibit 4.17 to Form 10-K dated December 31, 2002)

       4.16 Tenth Supplement dated February 15, 2003, to Note Agreement of March 1, 1999, pertaining to issuance of $10,000,000, 5.48% Series L Unsecured Senior Notes, due March 18, 2018 (Exhibit 4.18 to Form 10-K dated December 31, 2002)

       4.17 Thirteenth Supplemental Trust Indenture whereby California Water Service Company became the successor to Dominguez Water Corporation in the original trust indenture for Dominguez Water Corporation dated August 1, 1954 (Exhibit 4.11 to Form 10-K dated December 31, 2000)

       4.18 Eleventh Supplemental Trust Indenture dated as of December 8, 1992, covering First Mortgage 8.86% Bonds, Series J (Exhibit 10.2 to Form 10-K as of December 31, 1997, and filed by Dominguez Services Corporation on March 31, 1998)

       4.19 Twelfth Supplemental Indenture dated as of December 1, 1997, covering First Mortgage 6.94% Bonds, Series K due January 1, 2023 (Exhibit 10.2 to Form 10-K dated December 31, 1997, and filed by Dominguez Services Corporation on March 31, 1998)

       4.20 Seventh Supplement dated May 1, 2003, to Note Agreement of March 1, 1999, pertaining to issuance of $10,000,000, 5.54% Series I Unsecured Senior Notes, due May 1, 2023 (Exhibit 4.22 to Form 10-Q dated March 31, 2003)

       4.21 Eighth Supplement dated May 1, 2003, to Note Agreement of March 1, 1999, pertaining to issuance of $10,000,000, 5.44% Series J Unsecured Senior Notes, due May 1, 2018 (Exhibit 4.22 to Form 10-Q dated March 31, 2003)

       4.22 Twelfth Supplement dated October 23, 2003 to Note Agreement of March 1, 1999, pertaining to the issuance of $20,000,000, 5.55%, Series N Unsecured Senior Notes due December 1, 2013 (Exhibit
               4.24 to Form 10-Q filed September 30, 2003)

       4.23 Eleventh Supplement dated November 3, 2003, to Note Agreement of March 1, 1999, pertaining to the issuance of $20,000,000, 5.52%, Unsecured Series M Senior Notes due November 1, 2013 (Exhibit
               4.25 to Form 10-Q filed September 30, 2003)

10.    Material Contracts.

       10.1 Water Supply Contract between Cal Water and County of Butte relating to Cal Water's Oroville District; Water Supply Contract between Cal Water and the Kern County Water Agency relating to Cal Water's Bakersfield District; Water Supply Contract between Cal Water and Stockton East Water District relating to Cal Water's Stockton District. (Exhibits 5(g), 5(h), 5(i), 5(j), Registration Statement No. 2-53678, which exhibits are incorporated by reference to Form 10-K for fiscal year 1974).

       10.2 Settlement Agreement and Master Water Sales Contract between the City and County of San Francisco and Certain Suburban Purchasers dated August 8, 1984; Supplement to Settlement Agreement and Master Water Sales Contract, dated August 8, 1984; Water Supply Contract between Cal Water and the City and County of San Francisco relating to Cal Water's Bear Gulch District dated August 8, 1984; Water Supply Contract between Cal Water and the City and County of San Francisco relating to the Cal Water's San Carlos District dated August 8, 1984; Water Supply Contract between Cal Water and the City and County of San Francisco relating to Cal Water's San Mateo District dated August 8, 1984; Water Supply Contract between

               Cal Water and the City and County of San Francisco relating to Cal Water's South San Francisco District dated August 8, 1984. (Exhibit 10.2 to Form l0-K for fiscal year 1984).

       10.3 Water Supply Contract dated January 27, 1981, between Cal Water and the Santa Clara Valley Water District relating to Cal Water's Los Altos District (Exhibit 10.3 to Form 10-K for fiscal year
               1992)

       10.4 Amendments No. 3, 6 and 7 and Amendment dated June 17, 1980, to Water Supply Contract between Cal Water and the County of Butte relating to Cal Water's Oroville District. (Exhibit 10.5 to Form 10-K for fiscal year 1992)

       10.5 Amendment dated May 31, 1977, to Water Supply Contract between Cal Water and Stockton-East Water District relating to Cal Water's Stockton District. (Exhibit 10.6 to Form 10-K for fiscal year 1992)

       10.6 Second Amended Contract dated September 25, 1987, among Stockton East Water District, California Water Service Company, the City of Stockton, the Lincoln Village Maintenance District, and the Colonial Heights Maintenance District Providing for the Sale of Treated Water. (Exhibit 10.7 to Form 10-K for fiscal year 1987)

       10.7 Water Supply Contract dated April 19, 1927, and Supplemental Agreement dated June 5, 1953, between Cal Water and Pacific Gas and Electric Company relating to Cal Water's Oroville District. (Exhibit 10.9 to Form 10-K for fiscal year 1992)

       10.8 California Water Service Company Pension Plan (Exhibit 10.10 to Form 10-K for fiscal year 1992)

       10.9    California Water Service Company Employees Savings Plan. (Exhibit
               10.12 to Form 10-K for fiscal year 1992)

       10.10 Agreement between the City of Hawthorne and California Water Service Company for the 15-year lease of the City's water system. (Exhibit 10.17 to Form 10-Q dated March 31, 1996)

       10.11 Water Supply Agreement dated September 25, 1996, between the City of Bakersfield and California Water Service Company. (Exhibit
               10.18 to Form 10-Q dated September 30, 1996)

       10.12 Water Supply Contract dated November 16, 1994, between California Water Service Company and Alameda County Flood Control and Water Conservation District relating to Cal Water's Livermore District (Exhibit 10.15 to Form 10-K for 1994)

       10.13 Dividend Reinvestment and Stock Purchase Plan dated February 17, 1998 (Filed on Form S-3 dated February 17, 1998)

       10.14   California Water Service Group Directors Retirement Plan (Exhibit
               10.18 to Form 10-K for fiscal year 1997) *

       10.15 $60,000,000 Business Loan Agreements between Bank of America as lead arranger/bank and California Water Service Group, and CWS Utility Services and California Water Service Company, and JCC Homes dated August 1, 2001; terminated February 28, 2003 (Exhibit
               10.1 to Form 10-Q dated September 30, 2001)

       10.16 $10,000,000 Business Loan Agreement between Bank of America and California Water Service Group and CWS Utility Services dated February 28, 2003 (Exhibit 10.17 to Form 10-K dated December 31,
               2002)

       10.17 $55,000,000 Business Loan Agreement between Bank of America and California Water Service Company dated February 28, 2003 (Exhibit
               10.18 to Form 10-K dated December 31, 2002)

       10.18 Executive Severance Plan (Exhibit 10.24 to Form 10K for the fiscal year 1998) *

       10.19 California Water Service Group Long-Term Incentive Plan (filed as Appendix A of the 2000 California Water Service Group Proxy) *

       10.20 California Water Service Group Deferred Compensation Plan effective January 1, 2001; this plan replaces the former Directors Deferred Compensation Plan (Exhibit 10.22 to Form 10-K for 2000) *

       10.21 California Water Service Company Supplemental Executive Retirement Plan (SERP) effective January 1, 2001; this plan replaces a prior plan, see Exhibit 10.9 (Exhibit 10.23 to Form 10-K for 2000) *

       10.22 Amendment to the California Water Service Company Supplemental Executive Retirement Plan (SERP) effective January 1, 2003, granting 60% retirement benefit after 15 years of service (Exhibit 10.23 to Form 10-K for dated December 31, 2002)*

       10.23 Amendment No. 1 effective June 25, 2003, to agreement with Bank of America dated February 28, 2003 (Exhibit 10.24 to Form 10-Q dated June 30, 2003)

       10.24 Water Supply Contract 99-73 between the City of Bakersfield and California Water Service Company, dated March 31, 1999 (Exhibit
               10.25 to Form 10-Q dated September 30, 2003)

       10.25 Amendment No. 1 to Water Supply Contract between the City of Bakersfield and California Water Service Company, dated October 3, 2001 (Exhibit 10.26 to Form 10-Q dated September 30, 2003)

       10.26 Amendment No. 2 effective February 18, 2004, to agreement with Bank of America dated February 28, 2003

13. Annual Report to Security Holders, Form 10-Q or Quarterly Report to Security Holders:

       13.1 2003 Annual Report. Certain sections of the 2003 Annual Report to Stockholders are incorporated by reference in this 10-K filing and filed with this Form 10-K as Exhibit 13. This includes those sections referred to in Part I, Item 1, Business; Part I, Item 2, Properties; Part II, Item 5, Market for Registrant's Common Equity and Related Stockholder Matters; Part II, Item 6, Selected Financial Data; Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations; Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk; and Part II, Item 8, Financial Statements and Supplementary Data.

21.   Subsidiaries of the Registrant

23.   Consents of Experts and Counsel

       23.1    Consent of KPMG LLP

31.   Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

       31.1 Chief Executive Officer certification of financial statements pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

       31.2 Chief Financial Officer certification of financial statements pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32. Chief Executive Officer and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*     Management contract or compensatory plan or arrangement