Form 10-Q
period 2004-03-31
CALIFORNIA WATER SERVICE GROUP
filed 2004-05-10
CIK 1035201

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

 X        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---       EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common shares outstanding as of May 3, 2004 - 16,932,046.


TABLE OF CONTENTS
                                                                                        Page
PART I           Financial Review - Management's Discussion and Analysis and
                 Condensed Consolidated Financial Statements......................        3

 Item 1          Condensed Consolidated Balance Sheets  (unaudited)
                   March 31, 2004 and December 31, 2003...........................        4

                 Condensed Consolidated Statements of Income  (unaudited)
                   For the Three Months Ended March 31, 2004 and 2003.............        5

                 Condensed Consolidated Statements of Cash Flows (unaudited)
                   For the Three Months Ended March 31, 2004 and 2003.............        6

                 Notes to Condensed Consolidated Financial Statements.............        7

Item 2           Management's Discussion and Analysis of Financial Condition
                   and Results of Operations......................................       12

Item 3           Quantitative and Qualitative Disclosure about Market Risk........       21

Item 4           Controls and Procedures..........................................       21


PART II          Other Information

Item 1           Legal Proceedings................................................       22

Item 4           Submission of Matters to a Vote of Security Holders..............       22


Item 6           Exhibits and Reports on Form 8-K.................................       23

                 Signatures.......................................................       24

                 Index to Exhibits................................................       25

PART I        FINANCIAL INFORMATION

Item 1.

Financial Statements

         The condensed consolidated financial statements presented in this filing on Form 10-Q have been prepared by management and are unaudited.

CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited
(In thousands, except per share data)                       March 31,     December 31,
                                                              2004            2003
                                                           -----------    -----------
ASSETS
Utility plant:
         Utility plant                                     $ 1,089,894    $ 1,078,975
         Less accumulated depreciation and amortization        326,361        319,477
                                                           -----------    -----------
               Net utility plant                               763,533        759,498
                                                           -----------    -----------
Current assets:
         Cash and cash equivalents                               2,086          2,856
         Receivables                                            19,198         23,559
         Unbilled revenue                                        8,115          8,522
         Materials and supplies at average cost                  2,875          2,957
         Taxes and other prepaid expenses                        6,258          5,609
                                                           -----------    -----------
                 Total current assets                           38,532         43,503
                                                           -----------    -----------
Other assets:
         Regulatory assets                                      53,710         53,326
         Other assets                                           18,127         16,708
                                                           -----------    -----------
               Total other assets                               71,837         70,034
                                                           -----------    -----------
                                                           $   873,902    $   873,035
                                                           ===========    ===========

CAPITALIZATION AND LIABILITIES
Capitalization:
         Common stock, $.01 par value                      $       169    $       169
         Additional paid-in capital                             93,748         93,748
         Retained earnings                                     147,533        150,908
         Accumulated other comprehensive loss                     (301)          (301)
                                                           -----------    -----------
               Total common stockholders' equity               241,149        244,524
         Preferred stock                                         3,475          3,475
         Long-term debt, less current maturities               272,042        272,226
                                                           -----------    -----------
               Total capitalization                            516,666        520,225
                                                           -----------    -----------
Current liabilities:
         Current maturities of long-term debt                      904            904
         Short-term borrowings                                   9,800          6,454
         Accounts payable                                       18,264         23,776
         Accrued expenses and other liabilities                 36,606         32,430
                                                           -----------    -----------
               Total current liabilities                        65,574         63,564

Unamortized investment tax credits                               2,925          2,925
Deferred income taxes                                           38,161         38,005
Regulatory and other liabilities                                35,888         35,835
Advances for construction                                      123,372        121,952
Contributions in aid of construction                            91,316         90,529
Commitments and contingencies                                     --             --
                                                           -----------    -----------
                                                           $   873,902    $   873,035
                                                           ===========    ===========

See Notes to Condensed Consolidated Financial Statements

CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Unaudited
(In thousands, except per share data)

For the three months ended:                              March 31,     March 31,
                                                           2004          2003
                                                         --------      --------
Operating revenue                                        $ 60,240      $ 51,310
                                                         --------      --------
Operating expenses:
     Operations                                            41,498        37,761
     Maintenance                                            3,181         3,253
     Depreciation and amortization                          6,518         5,760
     Income taxes                                             958          (553)
     Property and other taxes                               2,694         2,465
                                                         --------      --------
           Total operating expenses                        54,849        48,686
                                                         --------      --------

           Net operating income                             5,391         2,624
                                                         --------      --------
Other income and expenses:
           Non-regulated income, net                          550           612
           Gain on sale of non-utility property                 1           552
                                                         --------      --------
                                                              551         1,164
                                                         --------      --------

           Income before interest expense                   5,942         3,788
                                                         --------      --------
Interest expense:
     Interest expense                                       4,646         4,856
     Less: capitalized interest                               150           300
                                                         --------      --------
           Total interest expense                           4,496         4,556
                                                         --------      --------

Net income (loss)                                        $  1,446      $   (768)
                                                         ========      ========
Earnings per share
     Basic                                               $   0.08      $  (0.05)
                                                         ========      ========
     Diluted                                             $   0.08      $  (0.05)
                                                         ========      ========
Weighted average shares outstanding
     Basic                                                 16,932        15,182
                                                         ========      ========
     Diluted                                               16,953        15,182
                                                         ========      ========
Dividends per share of common stock                      $0.28250      $0.28125
                                                         ========      ========

See Notes to Condensed Consolidated Financial Statements

CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
(In thousands)

For the three months ended:                                        March 31,   March 31,
                                                                     2004        2003
                                                                   --------    --------
Operating activities
          Net income  (loss)                                       $  1,446    $   (768)
                                                                   --------    --------
          Adjustments to reconcile net income (loss) to net cash
            Provided by operating activities:
                  Depreciation and amortization                       6,518       5,760
                  Deferred income taxes, investment tax credits
                          regulatory assets and liabilities, net       (175)       (342)
                  Gain on sale of non-utility property                   (1)       (552)
                  Changes in operating assets and liabilities:
                          Receivables                                 4,353       3,288
                          Unbilled revenue                              407       1,023
                          Taxes and other prepaid expenses             (649)        828
                          Accounts payable                           (5,512)       (680)
                          Other current assets                           82         134
                          Other current liabilities                   4,176       2,731
                          Other changes, net                         (1,107)     (1,527)
                                                                   --------    --------
                          Net adjustments                             8,092      10,663
                                                                   --------    --------
          Net cash provided by operating activities
                                                                      9,538       9,895
                                                                   --------    --------
Investing activities:
          Utility plant expenditures:
                  Company funded                                     (8,168)    (17,884)
                  Developer funded                                   (3,444)     (6,186)
          Proceeds from sale of non-utility property                      6         588
                                                                   --------    --------
          Net cash used by investing activities                     (11,606)    (23,482)
                                                                   --------    --------
Financing activities:
          Net short-term borrowings                                   3,346      (4,802)
          Issuance (retirement) of long-term debt, net                 (183)     19,710
          Advances for construction                                   2,652       2,610
          Refunds of advances for construction                       (1,223)     (1,259)
          Contributions in aid of construction                        1,528       2,291
          Dividends paid                                             (4,822)     (4,308)
                                                                   --------    --------
          Net cash provided by financing activities                   1,298      14,242
                                                                   --------    --------

Change in cash and cash equivalents                                    (770)        655
Cash and cash equivalents at beginning of period                      2,856       1,063
                                                                   --------    --------
Cash and cash equivalents at end of period                         $  2,086    $  1,718
                                                                   ========    ========

See Notes to Condensed Consolidated Financial Statements

                         CALIFORNIA WATER SERVICE GROUP
              Notes to Condensed Consolidated Financial Statements
                                 March 31, 2004

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


Note 2.  Summary of Significant Accounting Policies
     The interim financial information is unaudited. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments that are necessary to provide a fair presentation of the results for the periods covered. The adjustments consist only of normal recurring adjustments. The results for interim periods are not necessarily indicative of the results of the entire year. The condensed consolidated financial statements should be read in conjunction with the Company's consolidated financial statements for the year ended December 31, 2003 included in its Form 10-K as filed with the Securities and Exchange Commission on March 15, 2004.


Note 3.  Stock-based Compensation
     The Company has a stockholder approved Long-Term Incentive Plan that allows granting of non-qualified stock options. The Company has adopted the disclosure requirements of Statement of Financial Accounting Standards
     (SFAS) No. 123  "Accounting for  Stock-Based  Compensation,"  as amended by
     SFAS No. 148 "Accounting for Stock-Based Compensation - Transition Disclosure - An Amendment of FASB Statement No. 123," and as permitted by SFAS No. 123, applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," for its plan. All outstanding options had an exercise price equal to the market price on the date they were granted. No compensation expense was recorded for the three month periods ended March 31, 2004 and 2003 related to stock options. No options were granted during either period.

     The table below illustrates the effect on net income and earnings per share as if the company had applied the fair value recognition provision of SFAS No. 123 to employee compensation.


(In thousands, except per share data)
                                                             Three Months Ended
                                                                  March 31
                                                              2004       2003
                                                           ---------   --------
Net income (loss), as reported                             $   1,446      ($768)

Deduct:  Total stock-based employee compensation
     expense determined under fair value
     method for all awards, net of related tax effects            17         21
                                                           ---------   --------
Pro forma net income (loss)                                $   1,429      ($789)
                                                           =========   ========

Earnings (Loss) per share
          Basic - as reported                              $    0.08     ($0.05)
          Basic - pro forma                                $    0.08     ($0.05)

          Diluted - as reported                            $    0.08     ($0.05)
          Diluted - pro forma                              $    0.08     ($0.05)


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

     Common stock options to purchase 149,250 and 154,500 shares for the three months ended March 31, 2004 and 2003, respectively, were outstanding. Stock options for 2003 were excluded from the diluted per share calculation due to their anti-dilutive effect.

(In thousands, except per share data)

                                                             Three Months Ended
                                                                  March 31
                                                             2004        2003
                                                           --------    --------
Net income (loss)                                          $  1,446       ($768)

Less preferred dividends                                         38          38
                                                           --------    --------
Net income (loss) available to common stockholders         $  1,408       ($806)
                                                           ========    ========

Weighted average common shares                               16,932      15,182

Dilutive common stock options (treasury method)                  21        --
                                                           --------    --------
Shares used for dilutive computation                         16,953      15,182
                                                           ========    ========

Net income (loss) per share - basic                        $   0.08      ($0.05)
                                                           --------    --------
Net income (loss) per share - diluted                      $   0.08      ($0.05)
                                                           --------    --------


Note 6.  Pension Plan and Other Postretirement Benefits
     The Company provides a qualified defined benefit, non-contributory pension plan for substantially all employees. The Company makes annual contributions to fund the amounts accrued for the qualified pension plan. The Company also maintains an unfunded, non-qualified, supplemental executive retirement plan. The costs of the plans are charged to expense and utility plant.

     The Company offers medical, dental, vision and life insurance benefits for retirees and their spouses and dependents. Participants are required to pay a premium, which offsets a portion of the cost.

     Payments by the Company related to pension plan and other postretirement benefits were $3,812,000 for the three months ended March 31, 2004. Due to a federal regulation change, the estimated funding for 2004 has been revised from $8,235,000 to $7,700,000 for 2004. The change in funding is not expected to impact the expense recorded for 2004.

     The following table lists components of the pension plans and other postretirement benefits. The data listed under "pension plan" includes the qualified pension plan and the non-qualified executive supplemental retirement plan. The data listed under "other benefits" is for all other post retirement benefits.

(In thousands)
                                               Three Months Ended March 31
                                           Pension Plan        Other Benefits
                                       ------------------    ------------------
                                         2004       2003       2004       2003
                                       -------    -------    -------    -------
Service cost                           $ 1,137    $   977    $   305    $   221
Interest cost                            1,364      1,353        342        262
Expected return on plan assets          (1,219)    (1,198)       (86)       (50)
Recognized net initial ABO                --         --          N/A        N/A
Recognized net initial APBO                N/A        N/A         69         59
Amortization of prior service cost         424        454         19         16
Recognized net actuarial (gain) loss        34         15         84         61
                                       -------    -------    -------    -------
Net periodic benefit cost              $ 1,740    $ 1,601    $   733    $   569
                                       =======    =======    =======    =======

     ABO - Accumulated benefit obligation
     APBO - Accumulated postretirement benefit obligation

     Postretirement benefit expense for "other benefits" recorded in the first quarter of 2004 and 2003 was $388,000 and $345,000, respectively. As of March 31, 2004, the Company had a regulatory asset of $7,191,000 related to postretirement benefits, which is expected to be recovered through future customer rates.

Note 7.  New Accounting Standards
     In December 2003, the FASB issued Interpretation No. 46R, "Consolidation of Variable Interest Entities" which amended Interpretation No. 46,
     "Consolidation of Variable Interest Entities". The revision exempted certain entities and modified the effective dates. The original guidance issued under Interpretation No. 46 in January 2003 is still applicable. Interpretation No. 46 and Interpretation No. 46R provide guidance for determining when a primary beneficiary should consolidate a variable interest entity or equivalent structure that functions to support the activities of the primary beneficiary. Interpretation No. 46R was effective for the period ended March 31, 2004. The adoption of Interpretation No. 46R did not impact the Company's financial position, results of operations or cash flows.

     In January 2004, the FASB issued FASB Staff Position (FSP) No. 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003." FSP No. 106-1, which was effective for the Company's consolidated financial statements for the year ended December 31, 2003, permits a sponsor of a postretirement health care plan that provides a prescription drug benefit to make a one-time election to defer accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Medicare Act). In accordance with FSP No. 106-1, the Company made a one-time election to defer the recognition of the impact of FSP No. 106-1 accounting. Any measures of the accumulated postretirement benefit obligation and net periodic postretirement benefit cost in the consolidated financial statements and footnotes for March 31, 2004 did not reflect the effects of the Medicare Act. Currently, specific authoritative accounting guidance for the federal subsidy is pending and that guidance, when issued, may require the Company to change previously reported information. The Company believes the accounting change will reduce postretirement cost, but cannot estimate the impact at this time.


Note 8.  Subsequent Event

     Acquisitions

     On April 30, 2004, the Company acquired the stock of National Utility Company (NUC) and land from owners of NUC for approximately $1,030,000 in cash. The Company plans to retire NUC's stock and merge it into New Mexico Water Service Company. Revenue and net loss for NUC for 2003 were $541,000 and ($19,000), respectively. The purchase price is approximately equal to rate base, and therefore the Company expects to record minimal or no goodwill in the transaction.

Item 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

     This quarterly report, including all documents incorporated by reference, contains forward-looking statements within the meaning established by the Private Securities Litigation Reform Act of 1995 (Act). The forward-looking statements are intended to qualify under provisions of the federal securities laws for "safe harbor" treatment established by the Act. Forward-looking statements are based on currently available information, expectations, estimates, assumptions and projections, and management's judgment about the Company, the water utility industry and general economic conditions. Such words as expects, intends, plans, believes, estimates, assumes, anticipates, projects, predicts, forecasts or variations of such words or similar expressions are intended to identify forward-looking statements. The forward-looking statements are not guarantees of future performance. They are subject to uncertainty and changes in circumstances. Actual results may vary materially from what is contained in a forward-looking statement. Factors that may cause a result different than expected or anticipated include: governmental and regulatory commissions' decisions; changes in regulatory commissions' policies and procedures; the timeliness of regulatory commissions' actions concerning rate relief; new legislation; electric power interruptions; increases in suppliers' prices and the availability of supplies including water and power; fluctuations in interest rates; changes in environmental compliance and water quality requirements; acquisitions and our ability to successfully integrate acquired companies; the ability to successfully implement business plans; changes in customer water use patterns; the impact of weather on water sales and operating results; access to sufficient capital on satisfactory terms; civil disturbances or terrorist threats or acts, or apprehension about the possible future occurrences of acts of this type; the involvement of the United States in war or other hostilities; restrictive covenants in or changes to the credit ratings on our current or future debt that could increase our financing costs or affect our ability to borrow, make payments on debt or pay dividends; and, other risks and unforeseen events. When considering forward-looking statements, you should keep in mind the cautionary statements included in this paragraph. We assume no obligation to provide public updates of forward-looking statements.

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

     Management believes that the following accounting policies are critical because they involve a higher degree of complexity and judgment, and can have a material impact on our results of operations and financial condition.

Revenue Recognition
     Revenue from metered customers includes billings to customers based on monthly meter readings plus an estimate for water used between the customer's last meter reading and the end of the accounting period. The unbilled revenue amount is recorded as a current asset on the balance sheet under the caption "Unbilled Revenue." At March 31, 2004, the unbilled revenue amount was $8,115,000 and at December 31, 2003, the amount was $8,522,000. The unbilled revenue amount is generally higher during the summer months when water sales are higher. The amount recorded as unbilled revenue varies depending on water usage in the preceding period; the number of days between meter reads for each billing cycle; and the number of days between each cycle's meter reading and the end of the accounting cycle.

     Flat rate customers are billed in advance at the beginning of the service period. The revenue is prorated so that the portion of revenue applicable to the current accounting period is included in that period's revenue. The portion related to a subsequent accounting period is recorded as unearned revenue on the balance sheet and recognized as revenue when earned in the subsequent accounting period. The unearned revenue liability was $2,182,000 at March 31, 2004 and $2,127,000 at December 31, 2003. This liability is included in "accrued expenses and other liabilities" on the balance sheet.

Expense Balancing and Memorandum Accounts
     Expense balancing accounts and memorandum accounts (offsetable expenses) represent recoverable costs incurred, but not billed to our customers. The amounts included in these accounts relate to rate increases charged to us by suppliers of purchased water and purchased power, and increases in pump taxes and only apply for our California regulated operations. We do not record expense balancing or memorandum accounts in our financial statements as revenue, nor as a receivable, until the California Public Utilities
     Commission (CPUC) and has authorized recovery of the higher costs and customers have been billed. Therefore, a timing difference may occur between when costs are recognized and the recognition of associated revenues. The balancing and memorandum accounts are only used to track the higher costs outside of the financial statements. The cost increases, which are beyond our control, are referred to as "offsetable expenses" because under certain circumstances they are recoverable from customers in future offset rate increases. The amounts requested may not be ultimately collected through rates, as amounts may be disallowed during the review process or subject to an earnings test. While the adjustments would not impact previously recorded amounts, the adjustments may change future earnings and cash flows. The cumulative net amount in the expense balancing accounts and memorandum accounts as of March 31, 2004 was approximately $9,100,000. This amount includes certain amounts that have been filed for recovery but not yet been authorized, or amounts that have not yet been filed for recovery. See Regulatory Matters for cumulative net balances of expense balancing and memorandum accounts which have been authorized for recovery.

Regulated Utility Accounting
     Because we operate extensively in a regulated business, we are subject to the provisions of SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation." Regulators establish rates that are expected to permit the recovery of the cost of service and a return on investment. In the event a portion of our operations were no longer subject to the provisions of SFAS No. 71, we would be required to write off related regulatory assets and liabilities that are not specifically recoverable and determine if other assets might be impaired. If a regulatory commission determined that a portion of our assets were not recoverable in customer rates, we would be required to determine if we had suffered an asset impairment that would require a write-down in the assets' valuation. There have been no such asset impairments as of March 31, 2004.

Income Taxes
     Significant judgment by management is required in determining the provision for income taxes. The preparation of consolidated financial statements requires the estimation of income tax expense. The process involves the estimating of current tax exposure together with assessing temporary differences resulting from different treatment of certain items, such as depreciation, for tax and financial statement reporting. These differences result in deferred tax assets and liabilities, which are reported in the consolidated balance sheet. We must also assess the likelihood that deferred tax assets will be recovered in future taxable income, and to the extent recovery is unlikely, a valuation allowance would be recorded. If a valuation allowance were required, it could significantly increase income tax expense. In management's view, a valuation allowance is not required at March 31, 2004.

Pension Benefits
     We incur costs associated with our pension and postretirement health care benefits plans. To measure the expense of these benefits, management must estimate compensation increases, mortality rates, future health cost increases and discount rates used to value related liabilities and to determine appropriate funding. Different estimates used by management could result in significant variances in the cost recognized for pension benefit plans. The estimates used are based on historical experience, current facts, future expectations and recommendations from independent advisors and actuaries. We use an investment advisor to provide advice in managing the plan's investments. We anticipate any increase in funding for the pension and postretirement health care benefits plans will be recovered in future customer rates.

RESULTS OF FIRST QUARTER 2004 OPERATIONS COMPARED TO FIRST QUARTER 2003
OPERATIONS

Summary
     First quarter net income was $1,446,000, equivalent to $0.08 per common share on a diluted basis compared to a loss of ($768,000) or ($0.05) per share on a diluted basis in the first quarter of 2003. The primary drivers were increases in rates and new customers; partially offset by cost increases for purchased water, income taxes, depreciation and other expenses.

Operating Revenue
     Operating revenue increased $8,930,000 or 17% to $60,240,000. As disclosed in the following table, most of the increase was due to increases in rates. Weather impact was mixed during the quarter, as January and February had lower temperatures and higher rainfall contrasted by higher temperatures and lower rainfall in March. We experienced an increase in water usage, as water usage increased 10% above the prior year, with the largest increase in March, increasing 19%.

     The factors that impacted the operating revenue for the first quarter of 2004 are presented in the following table:

         Rate increases                                               $6,977,000
         Usage by new customers                                        1,626,000
         Increase in usage by existing customers                         327,000
                                                                      ----------
              Net operating revenue increase                          $8,930,000
                                                                      ==========


         The components of the rate increases are listed in the following table:

         2001 General Rate Case (GRC)                                 $2,423,000
         Bakersfield Treatment Plant                                   1,158,000
         Purchased water offset                                          953,000
         2001 GRC catch up                                               890,000
         Step rates                                                      738,000
         Balancing accounts                                              530,000
         2002 GRC                                                        163,000
         Hawthorne                                                       122,000
                                                                      ----------
              Total increase in rates                                 $6,977,000
                                                                      ==========

     Usage by new customers includes $703,000 for Hawaii Water as these operations were acquired in May 2003 and includes $380,000 for the City of Commerce as a lease arrangement was entered into in July 2003.

Total Operating Expenses
     Total operating expenses were $54,849,000 for the three months ended March 31, 2004 versus $48,686,000 for the same period in 2003, a 13% increase.

     Water production expense consists of purchased water, purchased power and pump taxes. It represents the largest component of total operating expenses, accounting for approximately 40% of total operating expenses. Water production expenses increased 12% compared to last year.

     Sources of water production for California operations as a percent of total water production are listed on the following table:

                                                              Three Months Ended
                                                                    March 31
                                                               -----------------
                                                               2004         2003
                                                               ----         ----
             Well production                                     40%         48%
             Purchased                                           56%         51%
             Surface                                              4%          1%
                                                                ---         ---
             Total                                              100%        100%
                                                                ===         ===

     Washington Water, New Mexico Water and Hawaii Water obtain all of their water supply from wells. The components of water production costs are shown in the table below:

                                       Three Months Ended March 31
                                       ---------------------------
                                            2004          2003        Change
                                        -----------   -----------   -----------
             Purchased water            $16,361,000   $14,402,000   $ 1,959,000
             Purchased power              3,595,000     3,623,000       (37,000)
             Pump taxes                   1,205,000       928,000       277,000
                                        -----------   -----------   -----------
                  Total                 $21,161,000   $18,962,000   $ 2,199,000
                                        ===========   ===========   ===========

     Purchased water cost increased due to higher wholesale water rates in several districts and higher usage of purchased water. Included in purchased water was an additional expense of $840,000 to revise the estimated settlement cost to $1,571,000 related to the previously reported meter malfunction at the wholesale supplier in the Stockton district. The estimate was revised after completion of a study by a third party contracted by us. At this time, settlement negotiations have not yet begun with the wholesale supplier (Stockton East Water District) and the other primary buyer (City of Stockton), therefore final resolution may be different from our estimates. Also, included in purchased water is a credit of $1,381,000 received from certain wholesale suppliers for our southern California districts. The credits were due to adjustments by certain wholesale suppliers to all participants for the difference between actual costs and billed costs for 2003. For the three months ended March 31, 2003, we did not accrue any additional amounts related to the meter malfunction and recorded $123,000 of credits from wholesale suppliers. Pump taxes increases primarily due to higher well production in one district, where pump tax rates are the highest of all of our districts.

     Payroll expense increased $590,000. Wages for union employees increased 1.5% effective January 1, 2004. Overall, payroll costs increased 5% due to increases in the number of employees, higher wage rates and the Hawaii Water acquisition. Pension costs increased $123,000 or 7% and employee/retiree medical costs increased $282,000 or 16%. At March 31, 2004, there were 816 employees and at March 31, 2003, there were 797 employees.

     Insurance/property claims for the quarter increased $302,000. This was due primarily to flood damage caused by a pipe breakage in one district and higher insurance premiums.

     Maintenance expense was essentially flat for the quarter ended March 31, 2004, decreasing $72,000, or 2%. Depreciation and amortization expense increased $758,000 or 13% because of 2003 capital expenditures. A major component of the depreciation expense increase relates to the Bakersfield Treatment Plant, which began operations in the second quarter of 2003 and added $438,000 to depreciation expense in the first quarter of 2004.

     Federal and state income taxes increased $1,511,000 due to the change in taxable income. The effective tax rate was 40% in the current quarter and 42% for the prior year's quarter.

Other Income and Expense
     Other income was $551,000 for the quarter ended March 31, 2004 compared to $1,164,000, a decrease of $613,000. Gains from property sales for the quarter were minimal compared to gains of $552,000 in 2003.

Interest Expense
     Total interest expense decreased $60,000 or 1%. This decrease was due to lower interest expense on long term debt as a result of refinancing a portion of the debt in 2003 at lower rates. In addition, average short term borrowings on our credit facilities were lower than last year. Partially offsetting this decrease was a decline in capitalized interest, as construction work in progress amounts were lower in the first quarter of 2004 as compared to the first quarter of 2003.

REGULATORY MATTERS
Rate Case Proceedings
     Filings that were approved in 2003 were disclosed in the Management's Discussion and Analysis section of our annual report on Form 10-K for 2003. These approved filings impact 2004 revenues because revenue is recorded based on billings to customers (See Results of First Quarter 2004 Operations Compared to First Quarter 2003 Operations - Operating Revenue).

     In 2004, Cal Water received approval from the CPUC for step rate increases of $4,433,000 on an annual basis, of which $3,902,000 was effective in January 2004 and $531,000 was effective in April 2004.

     In February 2004, the CPUC authorized an advice letter for $718,000 for one district related to increase purchased water rates. The rate change was effective in February 2004 and will be collected over the next 12 months.

     In April 2004, Cal Water received authorization from the CPUC on its 2002 GRC. The GRC included four districts and will increase rates $3,573,000 on an annual basis, effective April 2004.

     Cal Water recovered certain amounts being tracked in off balance sheet expense balancing and memorandum account. Approvals to recover these amounts were received in 2003. (See "Expense Balancing and Memorandum Accounts" section in Critical Accounting Policies.) The amounts remaining to be recovered from these approved filings as of December 31, 2003 and March 31, 2004 were $2,760,000 and $2,230,000, respectively.

     Cal Water has pending its 2003 GRC filing covering two districts and a filing for recovery of balancing accounts. We are unable to predict the timing and final amount of these filings at this time.

     Cal Water is planning to submit its 2004 GRC filings in the 3rd quarter of 2004. We are unable to predict the timing and final amount of these filings at this time.

     New Mexico Water is planning to file for rate increases for its waste water operations in 2004 and Hawaii Water has submitted a rate filing for its water operations in 2004. We are unable to predict the timing and final amount of these filings at this time. Washington Water is not planning to submit a rate filing during 2004.


LIQUIDITY
Short-term and Long-term Debt
     Short-term bank borrowings were $9,800,000 at March 31, 2004 and $6,454,000 at December 31, 2003. California Water Service Group has a $10,000,000 credit facility, which includes Washington Water, New Mexico Water, Hawaii Water and CWS Utility Services and had borrowed $4,700,000 against the facility at March 31, 2004. Cal Water has a $45,000,000 credit facility and had borrowed $5,100,000 against the facility at March 31, 2004. In addition, a $500,000 letter of credit is outstanding under the facility, which reduces amounts available for borrowing. Both agreements have a requirement for balances to be below certain thresholds for 30 consecutive days each calendar year. We met this requirement in the first quarter of 2004 for both agreements. At March 31, 2004, we were in compliance with the covenants of both facilities.

     There were no additions to long term debt and we made principal payments of $183,000 during the three months period ended March 31, 2004.

     Debt Credit Ratings

     Cal Water's debt is rated A2 by Moody's Investors Service (Moody's) and A+ by Standard & Poor's (S&P). The rating from Moody's was downgraded in February 2004 from A1 to A2. The rating from S&P was unchanged during the quarter and the last rating change from S&P was in the fourth quarter of 2002.

Common Stock Issuance and Treasury Stock
     The Company has $74,062,500 in securities under the shelf registration filed with the SEC in 2003, which are available for future issuance.

Dividends, Book Value and Shareholders
     The first quarter common stock dividend was paid on February 20, 2004, at $0.2825 per share compared to a quarterly dividend in 2003 of $0.28125. This was our 237th consecutive quarterly dividend. Annualized, the 2003 dividend rate is $1.13 per common share compared to $1.125 in 2003. Based on the 12-month earnings per share at March 31, 2004, the dividend payout ratio is 85% of net income. For the full year 2003, the payout ratio was 93% of net income. On a long-term basis, our goal is to achieve a dividend payout ratio of 60% of net income accomplished through future earnings growth.

     At its April 28, 2004 meeting, the Board declared the second quarter dividend of $0.2825 per share payable on May 21, 2004, to stockholders of record on May 10, 2004. This will be the 238th consecutive quarterly dividend.

Dividend Reinvestment and Stock Purchase Plan
     We have a Dividend Reinvestment and Stock Purchase Plan (Plan). Under the Plan, stockholders may reinvest dividends to purchase additional Company common stock without commission fees. The Plan also allows existing stockholders and other interested investors to purchase Company common stock through the transfer agent up to certain limits. Our transfer agent operates the Plan and purchases shares on the open market to provide shares for the Plan.

2004 Financing Plan
     Our 2004 financing plan includes raising approximately $40,000,000 - $50,000,000 of new capital. For the current year, issuance of senior notes to institutional investors, issuance of additional common stock or a combination thereof will be used to raise new capital. Specific amounts are not yet determined. If common stock is utilized, the common stock issue will be accomplished with one issuance in 2004 pursuant to the shelf registration. The timing of the issuance has not been established. Beyond 2004, we intend to fund capital needs through a relatively balanced approach between long-term debt and equity.

Book Value and Stockholders of Record
     Book value per common share was $14.24 at March 31, 2004 compared to $14.44 at December 31, 2003.

     There are approximately 4,500 stockholders of record for our common stock.

Utility Plant Expenditures
     During the three months ended March 31, 2004, capital expenditures totaled $11,612,000; $8,168,000 was from company-funded projects and $3,444,000 was from third party funded projects. The 2004 company-funded capital expenditure budget is $65,800,000, but the actual amount may vary from the budget number due to timing of actual payments related to current year projects and prior year projects. We do not control third-party funded capital expenditures, and therefore we are unable to estimate the amount of such projects for 2004.

     At March 31, 2004, construction work in progress was $20,107,000 compared to $13,770,000 at December 31, 2003. Work in progress includes projects that are under construction, but not yet complete and in service.

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

     To safeguard our water supply and facilities, we have heightened security at our facilities and have taken added safety precautions for our employees and the water we deliver to our customers. While we do not make public comments on our security programs, we have been in contact with federal, state and local law enforcement agencies to coordinate and improve water delivery systems security. We have assigned a high priority to completing work necessary to comply with new Environmental Protection Agency (EPA) requirements concerning security of water facilities. In 2002, federal legislation was enacted which resulted in new regulations concerning security of water facilities, including submitting vulnerability assessment studies to the federal government. The timing of submission of these studies was based on size of operations. We have submitted the studies that are required and plan to complete this program in 2004.

ACQUISITIONS
     See Note 8 of the Condensed Consolidated Financial Statements

ACCOUNTING PRONOUNCEMENTS
     See Note 7 of the Condensed Consolidated Financial Statements

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

     Historically, the CPUC's balancing account or offsetable expense procedures allowed for increases in purchased water and purchased power costs to be passed on to consumers. Traditionally, a significant percentage of our net income and cash flows comes from California regulated operations; therefore the CPUC's actions have a significant impact on our business. See Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations--Expense Balancing and Memorandum Accounts and Regulatory Matters.


Item 4.

CONTROLS AND PROCEDURES
     (a) Evaluation of Disclosure Controls and Procedures

     We carried out an evaluation, under the supervision of and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report, pursuant to Rule 13a-15(e) under the
     Securities Exchange Act of 1934. Based on their review of our disclosure controls and procedures, the principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective in timely alerting us to material information that is required to be included in periodic SEC filings.

     (b) Changes to Internal controls

     There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, such controls.

PART II       OTHER INFORMATION

Item 1.

Legal Proceedings

(a) From time to time, we have been involved in a variety of legal proceedings. For a complete description, see our annual report on Form 10-K for the year ended December 31, 2003. During the quarter ended March 31, 2004, there were no material developments with respect to previously disclosed existing proceedings and no new material proceedings not previously disclosed.


Item 4.

Submission of Matters to a Vote of Security Holders

(a) The annual meeting of stockholders of California Water Service Group was held on April 28, 2004 at the headquarters office in San Jose, California. As proposed in the 2004 Proxy Statement, the election of directors and confirmation of KPMG LLP to serve as independent auditors for 2004 were approved by stockholders at the meeting.

(b) At the annual stockholders meeting, a Board of Directors to serve for the ensuing year was elected. The following directors were elected as nominated:

                      Douglas M. Brown                     Robert W. Foy

                      Edward D. Harris, Jr. M.D.           Richard P. Magnuson

                      Linda R. Meier                       Peter C. Nelson

                      George A. Vera                       David N. Kennedy

                      Bonnie G. Hill

(c) Two proposals were voted on at the meeting: (1) election of directors for the ensuing year, and (2) ratification of the selection of KPMG LLP as independent auditors for 2004.

(1)           Tabulation of the votes for the election of directors was:

                                                      For              Withheld
                                                      ---              --------
              Douglas M. Brown                     15,901,992          110,031
              Robert W. Foy                        15,970,944          110,031
              Edward D. Harris, Jr. M.D            15,964,758          110,031
              Bonnie G. Hill                       15,971,429          110,031
              David N. Kennedy                     15,962,426          110,031
              Richard P. Magnuson                  15,920,085          110,031
              Linda R. Meier                       15,917,719          110,031
              Peter C. Nelson                      15,962,495          110,031
              George A. Vera                       15,918,317          110,031

(2) The stockholders ratified the Audit Committee's selection of KPMG LLP to serve as independent auditors for 2004. There were 15,877,038 votes in favor, 144,662 against and 90,624 abstentions.


Item 6.

EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits required to be filed by Item 601 of Regulation S-K.

         The exhibit list required by this Item is incorporated by reference to the Exhibit Index attached to this report.

(b)      Reports on Form 8-K

         On January 29, 2004, we furnished a Current Report on Form 8-K pursuant to Item 12, "Results of Operations and Financial Condition," attaching our press release dated January 28, 2004 announcing our results of operations for the fourth quarter and year ended December 31, 2003. On April 29, 2004, we furnished a Current Report on Form 8-K pursuant to
         Item 12, "Results of Operations and Financial Condition," attaching our press release dated April 28, 2004 announcing our results for the first quarter of 2004.

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


                         CALIFORNIA WATER SERVICE GROUP
                         ------------------------------
                                   Registrant


May 7, 2004


             By:              /s/ RICHARD D. NYE
                     ----------------------------------------
                                  Richard D. Nye
                     Vice President, Chief Financial Officer
                                  and Treasurer

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