Form 10-Q
period 2004-06-30
CALIFORNIA WATER SERVICE GROUP
filed 2004-08-09
CIK 1035201

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common shares outstanding as of August 4, 2004 - 18,345,496.

TABLE OF CONTENTS
                                                                            Page

PART I     Financial Review - Management's Discussion and Analysis and
             Condensed Consolidated Financial Statements....................   3

Item 1     Condensed Consolidated Balance Sheets  (unaudited)
             June 30, 2004 and December 31, 2003............................   4

           Condensed Consolidated Statements of Income  (unaudited)
             For the Three and Six Months Ended June 30, 2004 and 2003......   5

           Condensed Consolidated Statements of Cash Flows (unaudited)
             For the Six Months Ended June 30, 2004 and 2003................   7

           Notes to Condensed Consolidated Financial Statements.............   8

Item 2     Management's Discussion and Analysis of Financial Condition
             and Results of Operations......................................  15

Item 3     Quantitative and Qualitative Disclosure about Market Risk........  27

Item 4     Controls and Procedures..........................................  28


PART II    Other Information

Item 1     Legal Proceedings................................................  28

Item 4     Submission of Matters to a Vote of Security Holders..............  29


Item 6     Exhibits and Reports on Form 8-K.................................  29

           Signatures.......................................................  30

           Index to Exhibits................................................  31

PART I    FINANCIAL INFORMATION

Item 1.

Financial Statements

         The condensed consolidated financial statements presented in this filing on Form 10-Q have been prepared by management and are unaudited.


CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited
(In thousands, except per share data)                       June 30,     December 31,
                                                              2004          2003
                                                          -----------    -----------
ASSETS
Utility plant:
         Utility plant                                    $ 1,106,534    $ 1,078,975
         Less accumulated depreciation and amortization       331,150        319,477
                                                          -----------    -----------
                Net utility plant                             775,384        759,498
                                                          -----------    -----------

Current assets:
         Cash and cash equivalents                             24,109          2,856
         Customer receivables                                  23,095         18,434
         Other receivables                                     13,609          5,125
         Unbilled revenue                                      13,107          8,522
         Materials and supplies                                 3,225          2,957
         Taxes and other prepaid expenses                       6,934          5,609
                                                          -----------    -----------
                Total current assets                           84,079         43,503
                                                          -----------    -----------


Regulatory assets                                              54,747         53,326
Other assets                                                   18,228         16,708
                                                          -----------    -----------
                                                          $   932,438    $   873,035
                                                          ===========    ===========

CAPITALIZATION AND LIABILITIES
Capitalization:
         Common stock, $.01 par value                     $       183    $       169
         Additional paid-in capital                           130,636         93,748
         Retained earnings                                    152,764        150,908
         Accumulated other comprehensive loss                    (301)          (301)
                                                          -----------    -----------
                Total common stockholders' equity             283,282        244,524
         Preferred stock                                        3,475          3,475
         Long-term debt, less current maturities              271,968        272,226
                                                          -----------    -----------
                Total capitalization                          558,725        520,225
                                                          -----------    -----------

Current liabilities:
         Current maturities of long-term debt                     846            904
         Short-term borrowings                                   --            6,454
         Accounts payable                                      28,624         23,776
         Accrued expenses and other liabilities                36,406         32,430
                                                          -----------    -----------
                Total current liabilities                      65,876         63,564


Unamortized investment tax credits                              2,925          2,925
Deferred income taxes                                          48,144         38,005
Regulatory and other liabilities                               38,100         35,835
Advances for construction                                     126,642        121,952
Contributions in aid of construction                           92,026         90,529
Commitments and contingencies                                    --             --
                                                          -----------    -----------
                                                          $   932,438    $   873,035
                                                          ===========    ===========

See accompanying Notes to Condensed Consolidated Financial Statements

CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
Unaudited

For the three months ended:                                 June 30,    June 30,
                                                              2004        2003
                                                           --------     --------

Operating revenue                                           $88,845      $67,994
                                                           --------     --------
Operating expenses:
     Operations                                              55,450       45,693
     Maintenance                                              3,032        3,063
     Depreciation and amortization                            6,521        5,838
     Income taxes                                             6,844        3,314
     Property and other taxes                                 2,915        2,538
                                                           --------     --------
        Total operating expenses                             74,762       60,446
                                                           --------     --------

        Net operating income                                 14,083        7,548
                                                           --------     --------

Other income and expenses:
        Non-regulated income, net                               573          559
        Gain on sale of non-utility property                   --            958
                                                           --------     --------
        Total other income and expenses                         573        1,517

Interest expense:
     Interest expense                                         4,752        5,090
     Less capitalized interest                                  150          610
                                                           --------     --------
        Total interest expense                                4,602        4,480

Net income                                                  $10,054      $ 4,585
                                                           ========     ========

Earnings per share
     Basic                                                  $  0.59      $  0.30
                                                           ========     ========
     Diluted                                                $  0.59      $  0.30
                                                           ========     ========
Weighted average shares outstanding
     Basic                                                   16,965       15,182
                                                           ========     ========
     Diluted                                                 16,983       15,198
                                                           ========     ========
Dividends per share of common stock                        $0.28250     $0.28125
                                                           ========     ========


See accompanying Notes to Condensed Consolidated Financial Statements

CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
Unaudited

For the six months ended:                                  June 30,     June 30,
                                                             2004         2003
                                                           --------     --------

Operating revenue                                          $149,085     $119,305
                                                           --------     --------
Operating expenses:
     Operations                                              96,948       83,453
     Maintenance                                              6,213        6,316
     Depreciation and amortization                           13,039       11,598
     Income taxes                                             7,802        2,761
     Property and other taxes                                 5,609        5,003
                                                           --------     --------
        Total operating expenses                            129,611      109,131
                                                           --------     --------

        Net operating income                                 19,474       10,174
                                                           --------     --------

Other income and expenses:
        Non-regulated income, net                             1,123        1,169
        Gain on sale of non-utility property                      1        1,511
                                                           --------     --------
        Total other income and expenses                       1,124        2,680

Interest expense:
     Interest expense                                         9,398        9,947
     Less capitalized interest                                  300          910
                                                           --------     --------
        Total interest expense                                9,098        9,037

Net income                                                 $ 11,500     $  3,817
                                                           ========     ========

Earnings per share
     Basic                                                 $   0.67     $   0.25
                                                           ========     ========
     Diluted                                               $   0.67     $   0.25
                                                           ========     ========
Weighted average shares outstanding
     Basic                                                   16,949       15,182
                                                           ========     ========
     Diluted                                                 16,967       15,191
                                                           ========     ========
Dividends per share of common stock                        $0.56500     $0.56250
                                                           ========     ========


See accompanying Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
Unaudited
For the six months ended:                                        June 30,     June 30,
                                                                   2004        2003
                                                                 --------    --------
Operating activities
      Net income                                                 $ 11,500    $  3,817
                                                                 --------    --------
      Adjustments to reconcile net income to
        net cash provided by operating  activities:
          Depreciation and amortization                            13,039      11,598
          Deferred income taxes, investment tax credits
              regulatory assets and liabilities, net               10,925        (510)
          Gain on sale of non-utility assets                           (1)     (1,511)
          Changes in operating assets and liabilities:
              Receivables                                         (13,103)     (2,360)
              Unbilled revenue                                     (4,572)     (2,070)
              Taxes and other prepaid expenses                     (1,308)      1,670
              Accounts payable                                      4,838       4,824
              Other current assets                                   (268)        (40)
              Other current liabilities                             3,971       1,233
              Other changes, net                                     (915)     (1,513)
                                                                 --------    --------
                 Net adjustments                                   12,606      11,321
                                                                 --------    --------
                 Net cash provided by operating activities         24,106      15,138
                                                                 --------    --------
Investing activities:
      Utility plant expenditures
         Company funded                                           (21,399)    (32,191)
         Developer funded                                          (8,230)    (10,092)
      Acquisitions                                                   (900)     (7,529)
      Proceeds from sale of non-utility assets                          6       1,609
                                                                 --------    --------
                 Net cash used by investing activities            (30,523)    (48,203)
                                                                 --------    --------

Financing activities:
      Net changes in short-term borrowings                         (6,454)     13,679
      Issuance (retirement) of long-term debt, net                   (316)     19,640
      Advances for construction                                     7,096       6,580
      Refunds of advances for construction                         (2,394)     (2,371)
      Contributions in aid of construction                          2,479       4,082
      Issuance of common stock                                     36,903        --
      Dividends paid                                               (9,644)     (8,616)
                                                                 --------    --------
                 Net cash provided by financing
                    activities                                     27,670      32,994
                                                                 --------    --------

Change in cash and cash equivalents                                21,253         (71)
Cash and cash equivalents at beginning of period                    2,856       1,063
                                                                 --------    --------
Cash and cash equivalents at end of period                       $ 24,109    $    992
                                                                 ========    ========

      See accompanying Notes to Condensed Consolidated Financial Statements

                         CALIFORNIA WATER SERVICE GROUP
              Notes to Condensed Consolidated Financial Statements
                                  June 30, 2004


Note 1.  Organization and Operations

     California Water Service Group (the Company) is a holding company that provides water utility and other related services in California, Washington, New Mexico and Hawaii through its wholly owned subsidiaries. California Water Service Company (Cal Water), Washington Water Service Company (Washington Water), New Mexico Water Service Company (New Mexico Water) and Hawaii Water Service Company, Inc. (Hawaii Water) provide regulated utility services under the rules and regulations of their respective state's regulatory commission. In addition, these entities and CWS Utility Services provide non-regulated water utility and utility-related services.

     The Company operates primarily in one business segment providing water utility services.


Note 2.  Summary of Significant Accounting Policies

     The interim financial information is unaudited. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments that are necessary to provide a fair presentation of the results for the periods covered. The adjustments consist only of normal recurring adjustments. The results for interim periods are not necessarily indicative of the results of the entire year. The condensed consolidated financial statements should be read in conjunction with the Company's consolidated financial statements for the year ended December 31, 2003, included in its Form 10-K as filed with the Securities and Exchange Commission on March 15, 2004.


Note 3.  Stock-based Compensation

     The Company has a stockholder-approved Long-Term Incentive Plan that allows granting of non-qualified stock options. The Company has adopted the disclosure requirements of Statement of Financial Accounting Standards
     (SFAS) No. 123, "Accounting for Stock-Based Compensation," as amended. As permitted by SFAS No. 123, the Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," for its plan. All outstanding options had an exercise price equal to the market price on the date they were granted. No compensation expense was recorded for the three- and six-month periods ended June 30, 2004 and 2003 related to stock options. No options were granted during these periods.

     The table below illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provision of SFAS No. 123 to employee compensation.

(In thousands, except per share data)

                                                            Three Months Ended
                                                                  June 30
                                                          ----------------------
                                                             2004        2003
                                                          ----------   ---------
Net income, as reported                                   $   10,054   $   4,585

Deduct:  Total stock-based employee compensation
     expense determined under fair value
     method for all awards, net of related tax effects            16          21
                                                          ----------   ---------
Pro forma net income                                      $   10,038   $   4,564
                                                          ==========   =========

Earnings per share
          Basic - as reported                             $     0.59   $    0.30
          Basic - pro forma                               $     0.59   $    0.30

          Diluted - as reported                           $     0.59   $    0.30
          Diluted - pro forma                             $     0.59   $    0.30

(In thousands, except per share data)

                                                             Six Months Ended
                                                                  June 30
                                                          ----------------------
                                                             2004        2003
                                                          ----------   ---------
Net income, as reported                                   $   11,500   $   3,817

Deduct:  Total stock-based employee compensation
     expense determined under fair value
     method for all awards, net of related tax effects            33          42
                                                          ----------   ---------
Pro forma net income                                      $   11,467   $   3,775
                                                          ==========   =========

Earnings per share
          Basic - as reported                             $     0.67   $    0.25
          Basic - pro forma                               $     0.67   $    0.25

          Diluted - as reported                           $     0.67   $    0.25
          Diluted - pro forma                             $     0.67   $    0.24

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

     Common stock options outstanding to purchase common shares were 145,500 and 149,250 at June 30, 2004 and June 30, 2003, respectively.

      (In thousands, except per share data)

                                                              Three Months Ended
                                                                   June 30
                                                             -------------------
                                                               2004        2003
                                                             -------     -------
       Net income                                            $10,054     $ 4,585
       Less preferred dividends                                   38          38
                                                             -------     -------
       Net income available to common stockholders           $10,016     $ 4,547
                                                             =======     =======

       Weighted average common shares                         16,965      15,182
       Dilutive common stock options (treasury method)            18          16
                                                             -------     -------
       Shares used for dilutive computation                   16,983      15,198
                                                             =======     =======

       Net income per share - basic                          $  0.59     $  0.30
                                                             -------     -------
       Net income per share - diluted                        $  0.59     $  0.30
                                                             -------     -------

    (In thousands, except per share data)

                                                               Six Months Ended
                                                                   June 30
                                                             -------------------
                                                               2004        2003
                                                             -------     -------
       Net income                                            $11,500     $ 3,817
       Less preferred dividends                                   76          76
                                                             -------     -------
       Net income available to common stockholders           $11,424     $ 3,741
                                                             =======     =======

       Weighted average common shares                         16,949      15,182
       Dilutive common stock options (treasury method)            18           9
                                                             -------     -------
       Shares used for dilutive computation                   16,967      15,191
                                                             =======     =======

       Net income per share - basic                          $  0.67     $  0.25
                                                             -------     -------
       Net income per share - diluted                        $  0.67     $  0.25
                                                             -------     -------


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

     Payments by the Company related to pension plan and other postretirement benefits were $1,649,000 for the three months ended June 30, 2004, and $6,041,000 for the six months ended June 30, 2004. The Company is planning to increase its funding for 2004 by $3,800,000 from $7,700,000 to $11,500,000. The increase relates to payments previously scheduled for the first quarter of 2005 and does not represent an increase in the total estimated payments related to the 2004 plan year. Estimated payments will be adjusted prior to December 2004 upon receipt of updated calculations from the Company's actuary.

     The following table lists components of the pension plans and other postretirement benefits. The data listed under "pension plan" includes the qualified pension plan and the non-qualified executive supplemental retirement plan. The data listed under "other benefits" is for all other postretirement benefits.

     (In thousands)
                                                                        Three Months Ended June 30
                                                       -------------------------------------------------------------
                                                            Pension Benefit                    Other Benefits
                                                       --------------------------         --------------------------
                                                        2004              2003              2004              2003
                                                       -------           -------           -------           -------
      Service cost                                     $ 1,137           $   970           $   305           $   258
      Interest cost                                      1,364             1,344               342               306
      Expected return on plan assets                    (1,219)           (1,189)              (86)              (58)
      Recognized net initial ABO                          --                --                 N/A               N/A
      Recognized net initial APBO                          N/A               N/A                69                69
      Amortization of prior service cost                   424               450                19                19
      Recognized net actuarial (gain) loss                  34                15                84                72
                                                       -------           -------           -------           -------

      Net periodic benefit cost                        $ 1,740           $ 1,590           $   733           $   666
                                                       =======           =======           =======           =======

     (In thousands)
                                                                         Six Months Ended June 30
                                                       -------------------------------------------------------------
                                                            Pension Benefit                    Other Benefits
                                                       --------------------------         --------------------------
                                                          2004               2003             2004             2003
                                                       -------           -------           -------           -------

      Service cost                                     $ 2,274           $ 1,947           $   610          $   479
      Interest cost                                      2,728             2,697               684              568
      Expected return on plan assets                    (2,438)           (2,387)             (172)            (108)
      Recognized net initial ABO                          --                --                 N/A              N/A
      Recognized net initial APBO                          N/A               N/A               138              128
      Amortization of prior service cost                   848               904                38               35
      Recognized net actuarial (gain) loss                  68                30               168              133
                                                       -------           -------           -------          -------

      Net periodic benefit cost                        $ 3,480           $ 3,191           $ 1,466          $ 1,235
                                                       =======           =======           =======          =======

     ABO - Accumulated benefit obligation
     APBO - Accumulated postretirement benefit obligation

     Postretirement benefit expense for "other benefits" recorded in the three-month periods ended June 30, 2004 and 2003 was $385,000 and $352,000, respectively. Postretirement benefit expense for "other benefits" recorded in the six-month periods ended June 30, 2004 and 2003 was $771,000 and 705,000, respectively. As of June 30, 2004, the Company had a regulatory asset of $7,536,000 related to postretirement benefits, which is expected to be recovered through future customer rates.


Note 7. Financing

     On June 24, 2004, the Company announced the sale of 1,250,000 shares of common stock. A prospectus supplement and prospectus were filed with the SEC under rule 424 (b) (2) on that date. The shares were sold at $27.25 per share. The underwriters exercised part of their over allotment option, after which the additional common shares issued totaled 1,409,700 shares. The net proceeds are estimated at $36.8 million and the transaction was closed on June 29, 2004. The funds were used to pay down short-term borrowings and to invest in short-term money market instruments pending their use for general corporate purposes. After issuance of these shares, there remains $35,648,175 in securities under the shelf registration, which are available for future issuance.

Note 8.  New Accounting Standards

     In December 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46R, "Consolidation of Variable Interest Entities," which amended Interpretation No. 46, "Consolidation of Variable Interest Entities." The revision exempted certain entities and modified the effective dates of Interpretation No. 46. The original guidance issued under Interpretation No. 46 in January 2003 is still applicable. Interpretation No. 46 and Interpretation No. 46R provide guidance for determining when a primary beneficiary should consolidate a variable interest entity or equivalent structure that functions to support the activities of the primary beneficiary. Interpretation No. 46R was effective March 31, 2004. The adoption of Interpretation No. 46R did not impact the Company's financial position, results of operations or cash flows.

     In December 2003, the FASB issued Statements of Financial Accounting Standards (SFAS) No. 132 (revised), "Employers' Disclosures about Pensions and Other Postretirement Benefits - An Amendment of FASB Statements No. 87, 88, and 106," which changed certain disclosures. SFAS No. 132 (revised) was effective for fiscal years ending after December 15, 2003, and is effective for interim-period disclosures beginning after December 15, 2003. As the revision relates to disclosure requirements, the adoption of SFAS No. 132 (revised) did not impact the Company's financial position, results of operations or cash flows.

     In May  2004,  the  FASB  issued  FASB  Staff  Position  (FSP)  No.  106-2,
     "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003." FSP No. 106-2 is effective for the first quarter after June 15, 2004 and replaces FSP No. 106-1. FSP 106-1 was effective for the three-month and six-month periods ended June 30, 2004, as the Company chose not to adopt FSP 106-2 early. Also, FSP 106-1 was effective for the Company's consolidated financial statements for the year ended December 31, 2003. FSP 106-1 permits a sponsor of a postretirement health care plan that provides a prescription drug benefit to make a one-time election to defer accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Medicare Act). In accordance with FSP No. 106-1, the Company made a one-time election to defer the recognition of the impact of FSP No. 106-1 accounting through June 30, 2004. Any measures of the accumulated postretirement benefit obligation and net periodic postretirement benefit cost in the consolidated financial statements and footnotes for the three- and six-month periods ended June 30, 2004, did not reflect the effects of the Medicare Act. FSP 106-1 addressed elections to defer or not defer the accounting implications of the Medicare Act and provided disclosure guidance, but did not provide specific authoritative accounting guidance. FSP 106-2 provides specific authoritative accounting guidance and addresses methods of transition. At this time, the Company has not determined if its plan is actuarially equivalent and, as a result, it can not estimate the impact FSP 106-2 will have on future reporting periods.

Note 9.  Subsequent Event

     CPUC Decision Related to Failure to Report Acquisitions
     -------------------------------------------------------
     On July 8, 2004, the California Public Utilities Commission (CPUC) issued a final decision regarding the Company's failure to report three small acquisitions. The Company was assessed a fine of $75,000 and a reduction of 50 basis points (0.5%) in the allowed return on equity for its Salinas district, the district that includes two of the three acquisitions. The time frame for the return on equity reduction is expected to be one year. The Office of Ratepayer Advocates had recommended a fine of $9.6 million and refund of $0.5 million, which the CPUC rejected. Prior to this decision, the Company had filed for a general rate increase in its Salinas district, which the CPUC was holding pending the resolution of this matter. With the final decision on this matter, a rate increase for the Salinas district was approved that will increase annual revenues by an estimated $1.1 million, after adjustment for the reduction in allowed rate of return. The $75,000 fine was recorded as an expense in the second quarter. The increase in revenue will be recorded when billed to customers, consistent with the Company's revenue recognition practices.

Item 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

     This quarterly report, including all documents incorporated by reference, contains forward-looking statements within the meaning established by the Private Securities Litigation Reform Act of 1995 (Act). The forward-looking statements are intended to qualify under provisions of the federal securities laws for "safe harbor" treatment established by the Act. Forward-looking statements are based on currently available information, expectations, estimates, assumptions and projections, and management's judgment about the Company, the water utility industry and general economic conditions. Such words as expects, intends, plans, believes, estimates, assumes, anticipates, projects, predicts, forecasts or variations of such words or similar expressions are intended to identify forward-looking statements. The forward-looking statements are not guarantees of future performance. They are subject to uncertainty and changes in circumstances. Actual results may vary materially from what is contained in a forward-looking statement. Factors that may cause a result different than expected or anticipated include: governmental and regulatory commissions' decisions; changes in regulatory commissions' policies and procedures; the timeliness of regulatory commissions' actions concerning rate relief; new legislation; the ability to satisfy requirements related to the Sarbanes Oxley Act section 404 and other regulations on internal controls; electric power interruptions; increases in suppliers' prices and the availability of supplies including water and power; fluctuations in interest rates; changes in environmental compliance and water quality requirements; acquisitions and the ability to successfully integrate acquired companies; the ability to successfully implement business plans; changes in customer water use patterns; the impact of weather on water sales and operating results; access to sufficient capital on satisfactory terms; civil disturbances or terrorist threats or acts, or apprehension about the possible future occurrences of acts of this type; the involvement of the United States in war or other hostilities; restrictive covenants in or changes to the credit ratings on current or future debt that could increase financing costs or affect the ability to borrow, make payments on debt or pay dividends; and, other risks and unforeseen events. When considering forward-looking statements, the reader should keep in mind the cautionary statements included in this paragraph. The Company assumes no obligation to provide public updates of forward-looking statements.


CRITICAL ACCOUNTING POLICIES

     The Company maintains its accounting records in accordance with accounting principles generally accepted in the United States of America and as directed by the regulatory commissions to which the Company is subject. The process of preparing financial statements requires the use of estimates on the part of management. The estimates used by management are based on historical experience and an understanding of current facts and circumstances. Management believes that the following accounting policies are critical because they involve a higher degree of complexity and judgment, and can have a material impact on the results of operations and financial condition.

Revenue Recognition
-------------------
     Revenue from metered customers includes billings to customers based on monthly meter readings plus an estimate for water used between the customer's last meter reading and the end of the accounting period. The unbilled revenue amount is recorded as a current asset on the balance sheet under the caption "Unbilled Revenue." At June 30, 2004, the unbilled revenue amount was $13,108,000 and at December 31, 2003, the amount was $8,522,000. The unbilled revenue amount is generally higher during the summer months when water sales are higher. The amount recorded as unbilled revenue varies depending on water usage in the preceding period; the number of days between meter reads for each billing cycle; and the number of days between each cycle's meter reading and the end of the accounting cycle.

     Flat rate customers are billed in advance at the beginning of the service period. The revenue is prorated so that the portion of revenue applicable to the current accounting period is included in that period's revenue. The portion related to a subsequent accounting period is recorded as unearned revenue on the balance sheet and recognized as revenue when earned in the subsequent accounting period. The unearned revenue liability was $2,149,000 at June 30, 2004 and $2,127,000 at December 31, 2003. This liability is included in "accrued expenses and other liabilities" on the balance sheet.

Expense Balancing and Memorandum Accounts
-----------------------------------------
     Expense balancing accounts and memorandum accounts (offsetable expenses) represent recoverable costs incurred, but not billed to customers. The amounts included in these accounts relate to rate increases charged by suppliers of purchased water and purchased power, and increases in pump taxes, and only apply for the Company's California regulated operations. The Company does not record expense balancing or memorandum accounts in its financial statements as revenue, nor as a receivable, until the CPUC has authorized recovery of the higher costs and customers have been billed. Therefore, a timing difference may occur between when costs are recognized and the recognition of associated revenues. The balancing and memorandum accounts are only used to track the higher costs outside of the financial statements. The cost increases, which are beyond the Company's control, are referred to as "offsetable expenses" because under certain circumstances they are recoverable from customers in future offset rate increases. The amounts requested may not be ultimately collected through rates, as amounts may be disallowed during the review process or subject to an earnings test. While the adjustments would not impact previously recorded amounts, the adjustments may change future earnings and cash flows. See Regulatory Matters for net balances of expense balancing and memorandum accounts.

Regulated Utility Accounting
----------------------------
     Because the Company operates extensively in a regulated business, it is subject to the provisions of SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation." Regulators establish rates that are expected to permit the recovery of the cost of service and a return on investment. In the event a portion of the Company's operations were no longer subject to the provisions of SFAS No. 71, it would be required to write off related regulatory assets and liabilities that are not specifically recoverable and determine if other assets might be impaired. If a regulatory commission determined that a portion of the Company's assets were not recoverable in customer rates, the Company would be required to determine if it had suffered an asset impairment that would require a write-down in the assets' valuation. There have been no such asset impairments as of June 30, 2004.

Income Taxes
------------
     Significant judgment by management is required in determining the provision for income taxes. The preparation of consolidated financial statements requires the estimation of income tax expense. The process involves the estimating of current tax exposure together with assessing temporary differences resulting from different treatment of certain items, such as depreciation, for tax and financial statement reporting. These differences result in deferred tax assets and liabilities, which are reported in the consolidated balance sheet. Management must also assess the likelihood that deferred tax assets will be recovered in future taxable income, and to the extent recovery is unlikely, a valuation allowance would be recorded. If a valuation allowance were required, it could significantly increase income tax expense. In management's view, a valuation allowance is not required at June 30, 2004.

Pension Benefits
----------------
     The Company incurs costs associated with its pension and postretirement health care benefits plans. To measure the expense of these benefits, management must estimate compensation increases, mortality rates, future health cost increases and discount rates used to value related liabilities and to determine appropriate funding. Different estimates used by management could result in significant variances in the cost recognized for pension benefit plans. The estimates used are based on historical experience, current facts, future expectations and recommendations from independent advisors and actuaries. The Company uses an investment advisor to provide advice in managing the plan's investments. Management anticipates that any increase in funding for the pension and postretirement health care benefits plans will be recovered in future customer rates.

RESULTS OF SECOND QUARTER 2004 OPERATIONS COMPARED TO
SECOND QUARTER 2003 OPERATIONS

Summary
-------
     Second quarter net income was $10,054,000, equivalent to $0.59 per common share on a diluted basis, compared to net income of $4,585,000 or $0.30 per share on a diluted basis in the second quarter of 2003. The primary drivers were increases in rates and favorable weather conditions. Partially offsetting revenue increases were cost increases for purchased water, income taxes, depreciation and other expenses.

Operating Revenue
-----------------
     Operating revenue increased $20,851,000, or 31%, to $88,845,000. As disclosed in the following table, the increase was due primarily to increases in rates and increases in usage. Weather impact was favorable as rainfall was much lower compared to the prior year. Temperatures were slightly warmer, which also increased usage. Water usage increased 18% above the prior year, with the largest increase in April, increasing 30%.

     The factors that affected the operating revenue increase for the second quarter of 2004 are presented in the following table:

         Rate increases                                           $    9,713,000
         Increase in usage by existing customers                       9,460,000
         Usage by new customers                                        1,678,000
                                                                 ---------------
              Net operating revenue increase                     $    20,851,000
                                                                 ===============

         The components of the rate increases are listed in the following table:

         2001 General Rate Case (GRC)                            $     3,440,000
         Purchased water offset                                        1,480,000
         2001 GRC catch up                                             1,263,000
         Step rates                                                    1,192,000
         Bakersfield Treatment Plant                                   1,158,000
         2002 GRC                                                        967,000
         Hawthorne                                                       174,000
         Balancing accounts                                               39,000
                                                                 ---------------
              Total increase in rates                            $     9,713,000
                                                                 ===============

     Usage by new customers includes $247,000 related to Hawaii Water, whose operations were acquired in May 2003, and includes $458,000 for the City of Commerce, for which the lease arrangement began in August 2003.

Total Operating Expenses
------------------------

     Total operating expenses were $74,762,000 for the three months ended June 30, 2004, versus $60,446,000 for the same period in 2003, a 24% increase.

     Water production expense consists of purchased water, purchased power and pump taxes. It represents the largest component of total operating expenses, accounting for approximately 45% of total operating expenses. Water production expenses increased 28% compared to last year.

     For California operations, sources of water production as a percent of total water production are listed on the following table:

                                                  Three Months Ended June 30
                                                  --------------------------
                                                      2004          2003
                                                     ------         -----
             Well production                            48%           51%
             Purchased                                  48%           48%
             Surface                                     4%            1%
                                                     -----          ----
             Total                                     100%          100%
                                                     =====         =====

     Washington Water, New Mexico Water and Hawaii Water obtain all of their water supply from wells.

     The components of water production costs are shown in the table below:

                                    Three Months Ended June 30
                                    --------------------------
                                       2004           2003           Change
                                    -----------    -----------    -----------
              Purchased water       $25,380,000    $19,298,000    $ 6,082,000
              Purchased power         5,957,000      5,360,000        597,000
              Pump taxes              2,226,000      1,576,000        650,000
                                    -----------    -----------    -----------
                   Total            $33,563,000    $26,234,000    $ 7,329,000
                                    ===========    ===========    ===========

     Purchased water cost increased due to higher wholesale water rates in several districts and higher usage of purchased water. Included in purchased water are credits received from certain wholesale suppliers. The amounts of the credits were $1,004,000 and $1,434,000 for 2004 and 2003, respectively. Purchased power increased due to higher usage. Pump taxes increased primarily due to higher well production in the Los Altos district, where pump tax rates are the highest of all of the Company's districts.

     Payroll charged to operations expense increased $612,000 or 8%. Wages for union employees increased 1.5% effective January 1, 2004. Overall payroll costs (expensed and capitalized) increased 5% due to increases in the number of employees and higher wage rates. Employee and retiree medical costs increased $350,000 or 19%. At June 30, 2004, there were 826 employees and at June 30, 2003, there were 810 employees.

     Other areas of major expense increases were: water treatment and water quality expenses increased $259,000 or 32%; workers compensation expenses increased $373,000, more than doubling; regulatory expense, which is primarily CPUC fees, increased $283,000 or 30% due to the higher revenue.

     Maintenance expense was essentially flat for the quarter ended June 30, 2004, decreasing $31,000, or 1%. Depreciation and amortization expense increased $683,000 or 12% because of 2003 capital expenditures. A major component of the depreciation expense increase relates to the Bakersfield Treatment Plant, which began operations in the second quarter of 2003 and added $438,000 to depreciation expense in the second quarter of 2004.

     Federal and state income taxes increased $3,530,000 due to the change in taxable income. The effective tax rate was 41% in the second quarter of 2004 and 42% for the prior year's quarter.

Other Income and Expense
------------------------
     Other income was $573,000 for the quarter ended June 30, 2004, compared to $1,517,000, a decrease of $944,000. There were no gains or losses from property sales for the second quarter of 2004 compared to gains of $958,000 for the second quarter of 2003.

Interest Expense
----------------
     Total interest expense increased $122,000 or 3%. This was due to a reduction in capitalized interest, which is a credit to total interest expense. Construction work-in-progress amounts were lower in the second quarter of 2004 compared to 2003. Partially offsetting was lower interest expense on long-term debt as a result of refinancing a portion of the long-term debt in 2003 at lower rates and lower short-term borrowings.


RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 2004 COMPARED TO THE SIX MONTHS ENDED JUNE 2003

Summary
-------
     Net income for the six-month period ended June 30, 2004, was $11,500,000, equivalent to $0.67 per common share on a diluted basis, compared to net income of $3,817,000 or $0.25 per share on a diluted basis, for the six months ended June 30, 2003. The primary drivers were increases in rates and favorable weather conditions. Partially offsetting the increase in revenues were cost increases for purchased water, income taxes, depreciation and other expenses.

Operating Revenue
-----------------
     Operating revenue increased $29,780,000 or 25% to $149,085,000. As disclosed in the following table, the increase was due to increases in rates and increases in usage. Weather impact was favorable as rainfall was much lower compared to prior year. Temperatures were slightly warmer, which increased water usage by 15% above the prior year, with the largest monthly increase (30%) in April.

     The factors that affected the operating revenue increase are presented in the following table:

         Rate increases                                          $    16,690,000
         Increase in usage by existing customers                       9,786,000
         Usage by new customers                                        3,304,000
                                                                 ---------------
              Net operating revenue increase                     $    29,780,000
                                                                 ===============

     The components of the rate increases are listed in the following table:

         2001 GRC                                                $     5,863,000
         Purchased water offset                                        2,434,000
         Bakersfield Treatment Plant                                   2,316,000
         2001 GRC catch up                                             2,152,000
         Step rates                                                    1,928,000
         2002 GRC                                                      1,131,000
         Balancing accounts                                              569,000
         Hawthorne                                                       297,000
                                                                  --------------
              Total increase in rates                             $   16,690,000
                                                                  ==============

     Usage by new customers includes $949,000 related to Hawaii Water, whose operations were acquired in May 2003, and includes $837,000 for the City of Commerce, for which the lease arrangement began in July 2003.

Total Operating Expenses
------------------------
     Total operating expenses were $129,611,000 for the six months ended June 30, 2004, versus $109,131,000 for the same period in 2003, a 19% increase.

     Water production expense consists of purchased water, purchased power and pump taxes. It represents the largest component of total operating expenses, accounting for approximately 42% of total operating expenses. Water production expenses increased 21% compared to last year.

     For California operations, sources of water production as a percent of total water production are listed on the following table:

                                                    Six Months Ended June 30
                                                  --------------------------
                                                     2004            2003
                                                     ----            ----
             Well production                          46%             48%
             Purchased                                50%             51%
             Surface                                   4%              1%
                                                     -----          -----
             Total                                   100%            100%
                                                     =====          =====

     Washington Water, New Mexico Water and Hawaii Water obtain all of their water supply from wells.

     The components of water production costs are shown in the table below:

                                     Six  Months Ended June 30
                                    --------------------------
                                       2004           2003           Change
                                    -----------    -----------    -----------
              Purchased water       $41,741,000    $33,700,000    $ 8,041,000
              Purchased power         9,552,000      8,991,000        561,000
              Pump taxes              3,431,000      2,504,000        927,000
                                    -----------    -----------    -----------
                   Total            $54,724,000    $45,195,000    $ 9,529,000
                                    ===========    ===========    ===========


     Purchased water cost increased due to higher wholesale water rates in several districts and higher usage of purchased water. Included in purchased water was an additional expense of $840,000 to revise the estimated settlement cost to $1,571,000 related to the previously reported meter malfunction at the wholesale supplier in the Stockton district. The estimate was revised after completion of a study by a third party contracted by the Company. At this time, settlement negotiations have not yet been completed with the wholesale supplier (Stockton East Water District) and the other primary buyer (City of Stockton); therefore, final resolution may be differ from estimates. For the six months ended June 30, 2003, expenses related to the meter malfunction were approximately
     $244,000. Also included in purchased water are credits received from certain wholesale suppliers. The amounts of the credits were $2,576,000 and $1,978,000 for 2004 and 2003, respectively. Purchased power increased due to higher usage. Pump taxes increased primarily due to higher well production in the Los Altos district, where pump tax rates are the highest of all of the Company's districts.

     Payroll charged to operations expense increased $1,431,000 or 9%. Wages for union employees increased 1.5% effective January 1, 2004. Overall payroll costs (expensed and capitalized) increased 5% due to increases in the number of employees and higher wage rates. Employee and retiree medical costs increased $633,000 or 18%. At June 30, 2004, there were 826 employees and at June 30, 2003, there were 810 employees.

     Other areas of major expense increases were: water treatment and water quality expenses increased $216,000 or 14%; insurance and workers compensation expenses increased $614,000 or 38%; regulatory expense, which is primarily CPUC fees, increased $419,000 or 26% due to the higher revenue.

     Maintenance expense was essentially flat for the six months, decreasing $103,000, or 2%. Depreciation and amortization expense increased $1,441,000 or 12% because of 2003 capital expenditures. A major component of the depreciation expense increase relates to the Bakersfield Treatment Plant, which began operations in the second quarter of 2003 and added $876,000 to depreciation expense in 2004.

     Federal and state income taxes increased $5,041,000 due to the change in taxable income. The effective tax rate was 40% in 2004 and 42% for 2003.

Other Income and Expense
------------------------
     Other income was $1,124,000 for the six months ended June 30, 2004, compared to $2,680,000 for the first six months of 2003, a decrease of $1,556,000. Gains from property sales for 2004 were minimal compared to gains of $1,511,000 in 2003.

Interest Expense
----------------
     Total interest expense increased $61,000 or 1%. This was due to a reduction in capitalized interest, which is a credit to total interest expense. Construction work-in-progress amounts were lower in the first six months of 2004 compared to the first six months of 2003. Partially offsetting was lower interest expense on long-term debt as a result of refinancing a portion of the long-term debt in 2003 at lower rates and lower short-term borrowings.


REGULATORY MATTERS
Rate Case Proceedings
---------------------
     Filings that were approved in 2003 were disclosed in the Management's Discussion and Analysis section of the Company's annual report on Form 10-K for 2003. These approved filings impact 2004 revenues because revenue is recorded based on billings to customers.

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

     In April 2004, Cal Water received authorization from the CPUC on its 2002 General Rate Case (GRC). The GRC included four districts and increased rates $3,573,000 on an annual basis, effective April 2004.

     In July 2004, Cal Water received authorization from the CPUC on its Salinas district filing. This will increase rates $1,121,000 on an annual basis, effective July 2004.

     In May 2003, after receiving approval from the CPUC, Cal Water began recovering certain amounts that were tracked in balancing and memorandum accounts. (See "Expense Balancing and Memorandum Accounts" section in Critical Accounting Policies). The amounts remaining to be recovered from these approved filings as of December 31, 2003 and June 30, 2004 were $2,760,000 and $1,603,000, respectively.

     Cal Water has the following pending filings: a 2003 GRC filing covering two districts, an advice letter for increased purchased water rates for the Los Altos district and a separate filing for recovery of balancing accounts.

     The estimate of the net annual revenue from the 2003 GRC filing, when approved, is approximately $300,000. The estimated annual revenue from the Los Altos advice letter is $500,000. The estimated amount related to the balancing account filing is approximately $7,900,000. Once approved, rate changes for the 2003 GRC and the Los Altos advice letter will be ongoing. The estimated recovery time frame for this balancing account filing is a 1-2 year period and is expected to vary by district. The Company estimates it will receive regulatory approval for all of these filings in the 3rd quarter of 2004, but timing and amounts could differ from estimates.

     In July 2004, Cal Water submitted its preliminary 2004 GRC filings covering 8 districts and allocations of general office expenses. The Company is unable to predict the timing and final amount of these filings at this time.

     New Mexico Water filed for rate increases for its waste water operations in July 2004 and Hawaii Water submitted a rate filing for its water operations the second quarter of 2004. The Company is unable to predict the timing and final amount of these filings at this time. These operations represent a small component of the overall business and therefore the impact of these filings is expected to be immaterial. Washington Water is not planning to submit a rate filing during 2004.


LIQUIDITY
Short-term and Long-term Debt
-----------------------------
     Short-term bank borrowings were $0 at June 30, 2004, and $6,454,000 at December 31, 2003. California Water Service Group has a $10,000,000 credit facility, which includes Washington Water, New Mexico Water, Hawaii Water and CWS Utility Services and had no borrowings against the facility at June 30, 2004. Cal Water has a $45,000,000 credit facility and had no borrowings against the facility at June 30, 2004. A $500,000 letter of credit is outstanding under the Cal Water facility, which reduces amounts available for borrowing. Both agreements have a requirement for balances to be below certain thresholds for 30 consecutive days each calendar year (clean down requirement) and both agreements require minimum ratings by defined credit agencies on Cal Water's senior, long-term debt. The Company has met the clean down requirements for 2004 for both agreements and has credit ratings meeting the requirements. At June 30, 2004, the Company was in compliance with the covenants of both facilities.

     In May 2004, New Mexico Water entered into a credit agreement which allows borrowings up to $3,400,000. The term is 16 months until approval has been received from the New Mexico Public Regulation Commission, upon which the term will be ten years. At June 30, 2004, no amounts were borrowed against the agreement. The prior New Mexico Water credit agreement had borrowings of approximately $2,500,000, which was paid and not renewed. Funds from intercompany borrowings with California Water Service Group were used to pay the debt.

     There were no additions to long-term debt in the six-month period ended June 30, 2004. Principal payments of $133,000 and $316,000 were made during the three- and six-month periods ended June 30, 2004, respectively.

Debt Credit Ratings
-------------------
     Cal Water's debt is rated A2 by Moody's Investors Service (Moody's) and A+ by Standard & Poor's (S&P). The rating from Moody's was downgraded in February 2004 from A1 to A2. There have not been further changes by Moody's as of the filing date of this Form 10-Q. The rating from S&P was unchanged during the quarter and the last rating change from S&P was in the fourth quarter of 2002.

Common Stock Issuance and Treasury Stock
----------------------------------------
     On June 24, 2004, the Company announced the sale of 1,250,000 shares of common stock. A prospectus supplement and prospectus were filed with the SEC under rule 424 (b) (2) on that date. The shares were sold at $27.25 per share. The underwriters exercised part of their over allotment option, after which the additional common shares issued totaled 1,409,700 shares. The proceeds net of estimated expenses of the offering were $36.8 million and the transaction was closed on June 29, 2004. Initially, the funds were used to pay down short-term borrowings and to invest in short-term money market instruments pending their use for general corporate purposes. After issuance of these shares, there remains $35,648,175 in securities under the shelf registration, which are available for future issuance.

Dividends, Book Value and Shareholders
--------------------------------------
     The second quarter common stock dividend was paid on May 21, 2004, at $0.2825 per share, compared to a quarterly dividend in 2003 of $0.28125. This was the Company's 238th consecutive quarterly dividend. Annualized, the 2004 dividend rate is $1.13 per common share compared to $1.125 in 2003. Based on the 12-month earnings per share at June 30, 2004, the dividend payout ratio is 70% of net income. For the full year 2003, the payout ratio was 93% of net income. On a long-term basis, the goal is to achieve a dividend payout ratio of 60% of net income accomplished through future earnings growth.

     At its July 28, 2004 meeting, the Board declared the third quarter dividend of $0.2825 per share payable on August 20, 2004, to stockholders of record on August 9, 2004. This will be the 239th consecutive quarterly dividend.

Dividend Reinvestment and Stock Purchase Plan
---------------------------------------------
     The Company has a Dividend Reinvestment and Stock Purchase Plan (Plan). Under the Plan, stockholders may reinvest dividends to purchase additional Company common stock without commission fees. The Plan also allows existing stockholders and other interested investors to purchase Company common stock through the transfer agent up to certain limits. The transfer agent operates the Plan and purchases shares on the open market to provide shares for the Plan.

2004 Financing Plan
-------------------

     Proceeds from the issuance of additional common shares in June 2004 are expected to provide adequate new capital for the balance of 2004 and may be supplemented with short- term borrowings as needed. For 2005, the financing plan includes raising $30,000,000 - $50,000,000 of new capital and is expected to be accomplished through issuance of senior notes to institutional investors. The timing of the debt issuance for 2005 has not been established. Beyond 2005, the plan is to fund capital needs through a relatively balanced approach between long-term debt and common stock equity.

Book Value and Stockholders of Record
-------------------------------------
     Book value per common share was $16.63 at June 30, 2004, compared to $14.44 at December 31, 2003.

     There are approximately 4,500 stockholders of record for the Company's common stock.

Utility Plant Expenditures
--------------------------
     During the six months ended June 30, 2004, capital expenditures totaled $29,629,000; $21,399,000 was from company-funded projects and $8,230,000 was from third party funded projects. The 2004 company-funded capital expenditure budget is $65,800,000, but the actual amount may vary from the budget number due to timing of actual payments related to current year projects and prior year projects. The Company does not control third-party funded capital expenditures, and therefore it is unable to estimate the amount of such projects for 2004.

     At June 30, 2004, construction work-in-progress was $27,236,000 compared to $13,770,000 at December 31, 2003. Work-in-progress includes projects that are under construction, but not yet complete and in service.


WATER SUPPLY
     Based on information from water management agencies and internally developed data, the Company believes that its various sources of water supply are sufficient to meet customer demand for the remainder of the year. Historically, about half of the water is purchased from wholesale suppliers with the other half pumped from underground wells. A small portion is developed through three local surface treatment plants.

     To safeguard its water supply and facilities, the Company has heightened security and has taken added safety precautions for its employees and the water delivered to customers. While the Company does not make public comments on its security programs, management has been in contact with federal, state and local law enforcement agencies to coordinate and improve water delivery systems security. Management assigned a high priority to completing work necessary to comply with new Environmental Protection Agency (EPA) requirements concerning security of water facilities. In 2002, federal legislation was enacted that resulted in new regulations concerning security of water facilities, including submitting vulnerability assessment studies to the federal government. The Company has completed and submitted all studies for all operations as required by this legislation.


ACQUISITIONS
     On April 30, 2004, the Company acquired the stock of National Utility Company (NUC) and land from owners of NUC for approximately $1,030,000 in cash. The Company retired NUC's stock and merged it into New Mexico Water Service Company. Revenue and net loss for NUC for 2003 were $541,000 and ($19,000), respectively. The purchase price is approximately equal to rate base and $30,000 of goodwill was recorded in the transaction.


ACCOUNTING PRONOUNCEMENTS
     See Note 8 of the Condensed Consolidated Financial Statements


Item 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
     The Company does not hold, trade in or issue derivative financial instruments and therefore are not exposed to risks these instruments present. The market risk to interest rate exposure is limited because the cost of long-term financing and short-term bank borrowings, including interest costs, is covered in consumer water rates as approved by the commissions. The Company does not have foreign operations; therefore, does not have a foreign currency exchange risk. The business is sensitive to commodity prices and is most affected by changes in purchased water and purchased power costs.

     Historically, the CPUC's balancing account or offsetable expense procedures allowed for increases in purchased water and purchased power costs to be passed on to consumers. Traditionally, a significant percentage of the Company's net income and cash flows comes from California regulated operations; therefore the CPUC's actions have a significant impact on the business. See Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations--Expense Balancing and Memorandum Accounts and Regulatory Matters.

Item 4.

CONTROLS AND PROCEDURES
     (a) Evaluation of Disclosure Controls and Procedures

     The Company carried out an evaluation, under the supervision of and with the participation of management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this report, pursuant to Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on their review of the Company's disclosure controls and procedures, the principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures are functioning effectively to provide reasonable assurance that the information required to be disclosed in periodic SEC filings is reported within the time periods specified by the SEC rules and regulations.

     (b) Changes to Internal controls

     There were no changes in the Company's internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, such controls.



PART II       OTHER INFORMATION


Item 1.

Legal Proceedings

     (a) From time to time, the Company has been involved in a variety of legal proceedings. For a complete description, see the annual report on Form 10-K for the year ended December 31, 2003. During the six months ended June 30, 2004, there were no material developments with respect to previously disclosed existing proceedings and no new material proceedings not previously disclosed except as discussed in Part I,
         Item 1 "Financial Statements, Note 9 Subsequent Event" and as noted below.

     (b) In the Company's Selma district, the City Council has taken initial steps to negotiate the purchase of that water operation under condemnation procedures. The Company intends to vigorously use all legal actions to stop this action. The Selma district comprised 1% of total revenues and operating income for fiscal 2003.

Item 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a) Disclosure of matters submitted to a vote of security holders was provided in the Company's Form 10-Q for the first quarter of 2004. This relates to matters voted on by security holders at the April 28, 2004 annual shareholders meeting.


Item 6.

EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits required to be filed by Item 601 of Regulation S-K.

         The exhibit list required by this Item is incorporated by reference to the Exhibit Index attached to this report.

     (b) Reports on Form 8-K

         On April 29, 2004, the Company furnished a Current Report on Form 8-K pursuant to Item 12, "Results of Operations and Financial Condition," attaching a press release dated April 28, 2004 announcing results for the first quarter of 2004. On June 24, 2004, the Company filed a Current Report on Form 8-K pursuant to Items 5 "Other Events" and 7, "Financial Statements and Exhibits" announcing the terms of its common stock issuance. On July 29, 2004, the Company furnished a Current Report on Form 8-K pursuant to Item 12, "Results of Operations and Financial Condition," attaching a press release dated July 28, 2004, announcing results for the second quarter of 2004.

                                   SIGNATURES

     Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         CALIFORNIA WATER SERVICE GROUP
                         ------------------------------
                                   Registrant


August 6, 2004


            By:              /s/ RICHARD D. NYE
                     ---------------------------------------
                                 Richard D. Nye
                     Vice President, Chief Financial Officer
                                  and Treasurer

                                  Exhibit Index



   Exhibit                 Description
   -------                 -----------

     4 The registrant undertakes to furnish to the Commission upon request a copy of any instrument defining the rights of holders of long term debt that does not exceed 10 percent of the registrant's total consolidated equity and that is not otherwise on file with the Commission.


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