Form 10-Q
period 2004-09-30
CALIFORNIA WATER SERVICE GROUP
filed 2004-11-08
CIK 1035201

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

                                            OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to
                              -----------------------   ------------------------

Commission file number                       1-13883
                       ---------------------------------------------------------

                         CALIFORNIA WATER SERVICE GROUP
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                     77-0448994
--------------------------------------------------------------------------------
(State or other jurisdiction                (I.R.S. Employer identification No.)
of incorporation or organization)

1720 North First Street, San Jose, CA       95112
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Indicate by checkmark whether the Registrant is an accelerated filer (as defined in rule 12b-2 of the Act) Yes X No ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common shares outstanding as of November 4, 2004 - 18,345,496.

TABLE OF CONTENTS

                                                                                       Page
                                                                                       ----
PART I      Financial Review - Management's Discussion and Analysis and
              Condensed Consolidated Financial Statements.............................   3

Item 1      Condensed Consolidated Balance Sheets  (unaudited)
              September 30, 2004 and December 31, 2003................................   4

            Condensed Consolidated Statements of Income  (unaudited)
              For the Three and Nine Months Ended September 30, 2004 and 2003.........   5

            Condensed Consolidated Statements of Cash Flows (unaudited)
              For the Nine Months Ended September 30, 2004 and 2003...................   7

            Notes to Condensed Consolidated Financial Statements......................   8

Item 2      Management's Discussion and Analysis of Financial Condition
              and Results of Operations...............................................  15

Item 3      Quantitative and Qualitative Disclosure about Market Risk.................  28

Item 4      Controls and Procedures...................................................  28


PART II     Other Information

Item 1      Legal Proceedings.........................................................  29

Item 6      Exhibits .................................................................  29

            Signatures................................................................  30

            Index to Exhibits.........................................................  31

PART I        FINANCIAL INFORMATION

Item 1.

FINANCIAL STATEMENTS

         The condensed consolidated financial statements presented in this filing on Form 10-Q have been prepared by management and are unaudited.

CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATED BALANCE SHEET
Unaudited
(In thousands, except per share data)                     September 30,  December 31,
                                                              2004           2003
                                                          -----------    -----------
ASSETS
Utility plant:
         Utility plant                                    $ 1,124,938    $ 1,078,975
         Less accumulated depreciation and amortization       337,766        319,477
                                                          -----------    -----------
                Net utility plant                             787,172        759,498
                                                          -----------    -----------
Current assets:
         Cash and cash equivalents                             31,322          2,856
         Customer receivables                                  23,950         18,434
         Other receivables                                      4,881          5,125
         Unbilled revenue                                      12,906          8,522
         Materials and supplies                                 3,276          2,957
         Taxes and other prepaid expenses                       5,458          5,609
                                                          -----------    -----------
                Total current assets                           81,793         43,503
                                                          -----------    -----------

Regulatory assets                                              55,398         53,326
Other assets                                                   18,571         16,708
                                                          -----------    -----------
                                                          $   942,934    $   873,035
                                                          ===========    ===========
CAPITALIZATION AND LIABILITIES
Capitalization:
         Common stock, $.01 par value                     $       183    $       169
         Additional paid-in capital                           130,647         93,748
         Retained earnings                                    158,333        150,908
         Accumulated other comprehensive loss                    (301)          (301)
                                                          -----------    -----------
                Total common stockholders' equity             288,862        244,524
         Preferred stock                                        3,475          3,475
         Long-term debt, less current maturities              271,895        272,226
                                                          -----------    -----------
                Total capitalization                          564,232        520,225
                                                          -----------    -----------
Current liabilities:
         Current maturities of long-term debt                     857            904
         Short-term borrowings                                   --            6,454
         Accounts payable                                      26,779         23,776
         Accrued expenses and other liabilities                37,373         32,430
                                                          -----------    -----------
                Total current liabilities                      65,009         63,564

Unamortized investment tax credits                              2,925          2,925
Deferred income taxes                                          50,182         38,005
Regulatory and other liabilities                               37,967         35,835
Advances for construction                                     129,008        121,952
Contributions in aid of construction                           93,611         90,529
Commitments and contingencies                                    --             --
                                                          -----------    -----------
                                                          $   942,934    $   873,035
                                                          ===========    ===========

See accompanying Notes to Condensed Consolidated Financial Statements

                                        4

CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATED STATEMENT OF INCOME
Unaudited
(In thousands, except per share data)
For the three months ended:                               September 30,    September 30,
                                                             2004              2003
                                                           --------          --------
Operating revenue                                          $ 97,104          $ 88,197
                                                           --------          --------
Operating expenses:
     Operations                                              62,456            58,398
     Maintenance                                              3,640             3,172
     Depreciation and amortization                            6,518             5,830
     Income taxes                                             7,050             5,587
     Property and other taxes                                 2,942             2,691
                                                           --------          --------
        Total operating expenses                             82,606            75,678
                                                           --------          --------

        Net operating income                                 14,498            12,519
                                                           --------          --------

Other income and expenses:
        Non-regulated income, net                               650               623
        Gain on sale of non-utility property                      6                24
                                                           --------          --------
        Total other income and expenses                         656               647
                                                           --------          --------

Interest expense:
     Interest expense                                         4,615             4,879
     Less capitalized interest                                  250               300
                                                           --------          --------
        Total interest expense                                4,365             4,579
                                                           --------          --------

Net income                                                 $ 10,789          $  8,587
                                                           ========          ========

Earnings per share
     Basic                                                 $   0.59          $   0.53
                                                           ========          ========
     Diluted                                               $   0.59          $   0.53
                                                           ========          ========
Weighted average shares outstanding
     Basic                                                   18,345            16,209
                                                           ========          ========
     Diluted                                                 18,360            16,222
                                                           ========          ========
Dividends per share of common stock                        $0.28250          $0.28125
                                                           ========          ========

See accompanying Notes to Condensed Consolidated Financial Statements

CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATED STATEMENT OF INCOME
Unaudited
(In thousands, except per share data)
For the nine months ended:                                September 30,      September 30,
                                                             2004                2003
                                                           --------            --------
Operating revenue                                          $246,189            $207,502
                                                           --------            --------
Operating expenses:
     Operations                                             159,404             141,851
     Maintenance                                              9,853               9,488
     Depreciation and amortization                           19,557              17,428
     Income taxes                                            14,852               8,348
     Property and other taxes                                 8,551               7,694
                                                           --------            --------
        Total operating expenses                            212,217             184,809
                                                           --------            --------

        Net operating income                                 33,972              22,693
                                                           --------            --------

Other income and expenses:
        Non-regulated income, net                             1,773               1,792
        Gain on sale of non-utility property                      7               1,535
                                                           --------            --------
        Total other income and expenses                       1,780               3,327
                                                           --------            --------

Interest expense:
     Interest expense                                        14,013              14,826
     Less capitalized interest                                  550               1,210
                                                           --------            --------
        Total interest expense                               13,463              13,616
                                                           --------            --------

Net income                                                 $ 22,289            $ 12,404
                                                           ========            ========

Earnings per share
     Basic                                                 $   1.27            $   0.79
                                                           ========            ========
     Diluted
                                                           $   1.27            $   0.79
                                                           ========            ========
Weighted average shares outstanding
     Basic                                                   17,418              15,528
                                                           ========            ========
     Diluted                                                 17,433              15,539
                                                           ========            ========
Dividends per share of common stock                        $0.84750            $0.84375
                                                           ========            ========


See accompanying Notes to Condensed Consolidated Financial Statements

CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)                                                                      Unaudited         Unaudited
For the nine months ended:                                                         September 30,     September 30,
                                                                                       2004              2003
                                                                                     --------         --------
Operating activities
        Net income                                                                   $ 22,289         $ 12,404
                                                                                     --------         --------
        Adjustments to reconcile net income to net cash provided by operating activities:
               Depreciation and amortization                                           19,557           17,428
               Deferred income taxes, investment tax credits
                      regulatory assets and liabilities, net                           12,153            3,900
               Gain on sale of non-utility assets                                          (7)          (1,535)
               Changes in operating assets and liabilities:
                      Receivables                                                      (5,233)          (2,286)
                      Unbilled revenue                                                 (4,370)          (4,715)
                      Taxes and other prepaid expenses                                    168             (764)
                      Accounts payable                                                  2,993            5,293
                      Other current assets                                               (319)            (174)
                      Other current liabilities                                         4,938           13,612
                      Other changes, net                                                 (836)          (1,425)
                                                                                     --------         --------
                         Net adjustments                                               29,044           29,334
                                                                                     --------         --------
                         Net cash provided by operating activities                     51,333           41,738
                                                                                     --------         --------
Investing activities:
        Utility plant expenditures
               Company funded                                                         (35,969)         (39,845)
               Developer funded                                                       (13,107)         (13,527)
        Acquisitions                                                                     (900)          (6,094)
        Proceeds from sale of non-utility assets                                           13            1,643
                                                                                     --------         --------
                         Net cash used by investing activities                        (49,963)         (57,823)
                                                                                     --------         --------
Financing activities:
        Net changes in short-term borrowings                                           (6,454)         (33,900)
        Issuance (retirement) of long-term debt, net                                     (378)          19,530
        Advances for construction                                                      10,660            9,197
        Refunds of advances for construction                                           (3,589)          (3,603)
        Contributions in aid of construction                                            4,809            5,310
        Issuance of common stock                                                       36,913           43,808
        Dividends paid                                                                (14,865)         (12,924)
                                                                                     --------         --------
                         Net cash provided by financing
                            activities                                                 27,096           27,418
                                                                                     --------         --------

Change in cash and cash equivalents                                                    28,466           11,333
Cash and cash equivalents at beginning of period                                        2,856            1,063
                                                                                     --------         --------
Cash and cash equivalents at end of period                                           $ 31,322         $ 12,396
                                                                                     ========         ========

See accompanying Notes to Condensed Consolidated Financial Statements

                                        7

                         CALIFORNIA WATER SERVICE GROUP
              Notes to Condensed Consolidated Financial Statements
                               September 30, 2004


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


Note 3.  Stock-based Compensation

         The Company has a stockholder-approved Long-Term Incentive Plan that allows granting of non-qualified stock options. The Company has adopted the disclosure requirements of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," as amended. As permitted by SFAS No. 123, the Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," for its plan. All outstanding options had an exercise price equal to the market price on the date they were granted. No compensation expense was recorded for the three- and nine-month periods ended September 30, 2004 and 2003 related to stock options. No options were granted during these periods.

         The table below illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provision of SFAS No. 123 to employee compensation.

         (In thousands, except per share data)

                                                              Three Months Ended Sept. 30
                                                              ---------------------------
                                                                   2004         2003
                                                                ----------   ----------
         Net income, as reported                                $   10,789   $    8,587

         Deduct:  Total stock-based employee compensation
              expense determined under fair value
              method for all awards, net of related tax effects         16           21
                                                                ----------   ----------
         Pro forma net income                                   $   10,773   $    8,566
                                                                ==========   ==========

         Earnings per share
                   Basic - as reported                          $     0.59   $     0.53
                   Basic - pro forma                            $     0.59   $     0.53

                   Diluted - as reported                        $     0.59   $     0.53
                   Diluted - pro forma                          $     0.59   $     0.53


         (In thousands, except per share data)

                                                               Nine Months Ended Sept. 30
                                                               --------------------------
                                                                   2004         2003
                                                                ----------   ----------
         Net income, as reported                                $   22,289   $   12,404

         Deduct:  Total stock-based employee compensation
              expense determined under fair value
              method for all awards, net of related tax effects         49           63
                                                                ----------   ----------
         Pro forma net income                                   $   22,240   $   12,341
                                                                ==========   ==========

         Earnings per share
                   Basic - as reported                          $     1.27   $     0.79
                   Basic - pro forma                            $     1.27   $     0.79

                   Diluted - as reported                        $     1.27   $     0.79
                   Diluted - pro forma                          $     1.27   $     0.79



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

         Common stock options outstanding to purchase common shares were 143,250 and 149,250 at September 30, 2004 and September 30, 2003, respectively.

         (In thousands, except per share data)

                                                                    Three Months Ended Sept. 30
                                                                    ---------------------------
                                                                         2004        2003
                                                                       -------     -------
          Net income                                                   $10,789     $ 8,587
          Less preferred dividends                                          38          38
                                                                       -------     -------
          Net income available to common stockholders                  $10,751     $ 8,549
                                                                       =======     =======

          Weighted average common shares                                18,345      16,209
          Dilutive common stock options (treasury method)                   15          13
                                                                       -------     -------
          Shares used for dilutive computation                          18,360      16,222
                                                                       =======     =======

          Net income per share - basic                                 $  0.59     $  0.53
                                                                       -------     -------
          Net income per share - diluted                               $  0.59     $  0.53
                                                                       -------     -------

      (In thousands, except per share data)

                                                                Nine Months Ended September 30
                                                                ------------------------------
                                                                   2004             2003
                                                                  -------          -------
       Net income                                                 $22,289          $12,404
       Less preferred dividends                                       115              115
                                                                  -------          -------
       Net income available to common stockholders                $22,174          $12,289
                                                                  =======          =======

       Weighted average common shares                              17,418           15,528
       Dilutive common stock options (treasury method)                 15               11
                                                                  -------          -------
       Shares used for dilutive computation                        17,433           15,539
                                                                  =======          =======

       Net income per share - basic                               $  1.27          $  0.79
                                                                  -------          -------
       Net income per share - diluted                             $  1.27          $  0.79
                                                                  -------          -------


Note 6.  Pension Plan and Other Postretirement Benefits

         The Company provides a qualified, defined-benefit, non-contributory pension plan for substantially all employees. The Company makes annual contributions to fund the amounts accrued for the qualified pension plan. The Company also maintains an unfunded, non-qualified, supplemental executive retirement plan. The costs of the plans are charged to expense and utility plant.

         The Company offers medical, dental, vision and life insurance benefits for retirees and their spouses and dependents. Participants are required to pay a premium, which offsets a portion of the cost.

         Payments by the Company related to pension plans and other postretirement benefits were $3,767,000 for the three months ended September 30, 2004, and $9,808,000 for the nine months ended September 30, 2004. The Company plans to fund $12,600,000 in 2004, an increase of $1,100,000 from the amount reported in the previous quarter. Payments may be further adjusted prior to December 2004 upon receipt of revised calculations from the Company's actuary.

         The following table lists components of the pension plans and other postretirement benefits. The data listed under "pension plan" includes the qualified pension plan and the non-qualified executive supplemental retirement plan. The data listed under "other benefits" is for all other postretirement benefits.

     (In thousands)
                                              Three Months Ended September 30
                                          ----------------------------------------
                                            Pension Benefit       Other Benefits
                                          ------------------    ------------------
                                           2004       2003       2004       2003
                                          -------    -------    -------    -------
     Service cost                         $ 1,182    $   970    $   380    $   258
     Interest cost                          1,482      1,344        382        306
     Expected return on plan assets        (1,208)    (1,189)       (83)       (58)
     Recognized net initial ABO              --         --         --         --
     Recognized net initial APBO             --         --           69         69
     Amortization of prior service cost       420        450         18         19
     Recognized net actuarial loss            174         15        130         72
                                          -------    -------    -------    -------

     Net periodic benefit cost            $ 2,050    $ 1,590    $   896    $   666
                                          =======    =======    =======    =======

     (In thousands)
                                                Nine Months Ended September 30
                                          ----------------------------------------
                                            Pension Benefit       Other Benefits
                                          ------------------    ------------------
                                           2004       2003       2004       2003
                                          -------    -------    -------    -------
     Service cost                         $ 3,456    $ 2,910    $   990    $   774
     Interest cost                          4,210      4,032      1,066        918
     Expected return on plan assets        (3,646)    (3,567)      (255)      (174)
     Recognized net initial ABO              --         --         --         --
     Recognized net initial APBO             --         --          207        207
     Amortization of prior service cost     1,268      1,350         56         57
     Recognized net actuarial loss            242         45        298        216
                                          -------    -------    -------    -------

     Net periodic benefit cost            $ 5,530    $ 4,770    $ 2,362    $ 1,998
                                          =======    =======    =======    =======

         ABO - Accumulated benefit obligation
         APBO - Accumulated postretirement benefit obligation

         Postretirement benefit expense for "other benefits" recorded in the three-month periods ended September 30, 2004 and 2003 was $251,000 and $357,000, respectively. Postretirement benefit expense for "other benefits" recorded in the nine-month periods ended September 30, 2004 and 2003 was $1,034,000 and $1,053,000, respectively. As of September 30, 2004, the Company had a regulatory asset of $8,175,000 related to postretirement benefits, which is expected to be recovered through future customer rates. The regulatory asset incorporates a reduction of $604,000 due to the Medicare Prescription Drug, Improvement and Modernization Act of 2003. See Note 9, New Accounting Standards.


Note 7.  Financing

         On June 24, 2004, the Company announced the sale of 1,250,000 shares of common stock. A prospectus supplement and prospectus were filed with the SEC under rule 424 (b) (2) on that date. The shares were sold at $27.25 per share. The underwriters exercised part of their over-allotment option, after which the additional common shares issued totaled 1,409,700 shares. The net proceeds were $36,800,000 and the transaction was closed on June 29, 2004. The funds were used to pay down short-term borrowings and to invest in short-term money market instruments pending their use for general corporate purposes. After issuance of these shares, there remains $35,648,175 in securities under the shelf registration, which are available for future issuance.


Note 8.  CPUC Decision Related to Failure to Report Acquisitions

         On July 8, 2004, the California Public Utilities Commission (CPUC) issued a final decision regarding the Company's failure to report three small acquisitions. The Company was assessed a fine of $75,000 and a reduction of 50 basis points (0.5%) in the allowed return on equity for its Salinas district, the district that includes two of the three acquisitions. The time frame for the return on equity reduction is expected to be one year. The Office of Ratepayer Advocates had recommended a fine of $9.6 million and refund of $0.5 million, which the CPUC rejected. Prior to this decision, the Company had filed for a general rate increase in its Salinas district, which the CPUC was holding pending the resolution of this matter. With the final decision on this matter, a rate increase for the Salinas district was approved in July 2004 that will increase annual revenues by an estimated $1.1 million, after adjustment for the reduction in allowed rate of return. The $75,000 fine was recorded as an expense in the second quarter. The increase in revenue is recorded when billed to customers, consistent with the Company's revenue recognition practices.


Note 9.  New Accounting Standards

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

         In May 2004, the FASB issued FASB Staff Position (FSP) No. 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003." FSP No. 106-2 is effective for the first quarter after June 15, 2004, and replaces FSP No. 106-1. FSP 106-1 was effective for the Company's consolidated financial statements for the year ended December 31, 2003. The Company has determined its retiree health plan is actuarially equivalent and would qualify for the subsidy. Because the Company is regulated, FSP 106-2 did not have an impact to the income statement or cash flows. The adjustment for FSP 106-2 impacts the balance sheet only, decreasing liabilities and assets by $604,000. The Company believes it will be eligible for the subsidy starting in 2006. The Company has not yet decided on whether any or a portion of the subsidy will impact premiums charged to retirees, therefore this adjustment may change once a decision has been made.

Item 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

         This quarterly report contains forward-looking statements within the meaning established by the Private Securities Litigation Reform Act of 1995 (Act). The forward-looking statements are intended to qualify under provisions of the federal securities laws for "safe harbor" treatment established by the Act. Forward-looking statements are based on currently available information, expectations, estimates, assumptions and projections, and management's judgment about the Company, the water utility industry and general economic conditions. Such words as expects, intends, plans, believes, estimates, assumes, anticipates, projects, predicts, forecasts or variations of such words or similar expressions are intended to identify forward-looking statements. The forward-looking statements are not guarantees of future performance. They are subject to uncertainty and changes in circumstances. Actual results may vary materially from what is contained in a forward-looking statement. Factors that may cause a result different than expected or anticipated include: governmental and regulatory commissions' decisions; changes in regulatory commissions' policies and procedures; the timeliness of regulatory commissions' actions concerning rate relief; new legislation; the ability to satisfy requirements related to Sarbanes Oxley Act section 404 and other regulations on internal controls; condemnation actions taken by governmental entities; electric power interruptions; increases in suppliers' prices and the availability of supplies including water and power; fluctuations in interest rates; changes in environmental compliance and water quality requirements; acquisitions and the ability to successfully integrate acquired companies; the ability to successfully implement business plans; changes in customer water use patterns; the impact of weather on water sales and operating results; access to sufficient capital on satisfactory terms; civil disturbances or terrorist threats or acts, or apprehension about the possible future occurrences of acts of this type; the involvement of the United States in war or other hostilities; restrictive covenants in or changes to the credit ratings on current or future debt that could increase financing costs or affect the ability to borrow, make payments on debt or pay dividends; and, other risks and unforeseen events. When considering forward-looking statements, the reader should keep in mind the cautionary statements included in this paragraph. The Company assumes no obligation to provide public updates of forward-looking statements.


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

Revenue Recognition
-------------------

         Revenue from metered customers includes billings to customers based on monthly meter readings plus an estimate for water used between the customer's last meter reading and the end of the accounting period. The unbilled revenue amount is recorded as a current asset on the balance sheet under the caption "Unbilled Revenue." At September 30, 2004, the unbilled revenue amount was $12,906,000 and at December 31, 2003, the amount was $8,522,000. The unbilled revenue amount is generally higher during the summer months when water sales are higher. The amount recorded as unbilled revenue varies depending on water usage in the preceding period; the number of days between meter reads for each billing cycle; and the number of days between each cycle's meter reading and the end of the accounting cycle.

         Flat rate customers are billed in advance at the beginning of the service period. The revenue is prorated so that the portion of revenue applicable to the current accounting period is included in that period's revenue. The portion related to a subsequent accounting period is recorded as unearned revenue on the balance sheet and recognized as revenue when earned in the subsequent accounting period. The unearned revenue liability was $2,102,000 at September 30, 2004, and $2,127,000 at December 31, 2003. This liability is included in "accrued expenses and other liabilities" on the balance sheet.

Expense Balancing and Memorandum Accounts
-----------------------------------------

         Expense balancing accounts and memorandum accounts (offsetable expenses) represent recoverable costs incurred, but not billed to customers. The amounts included in these accounts relate to rate increases charged by suppliers of purchased water and purchased power and increases in pump taxes, and only apply to the Company's California regulated operations. The Company does not record expense balancing or memorandum accounts in its financial statements as revenue, or as a receivable, until the CPUC has authorized recovery of the higher costs and customers have been billed. Therefore, a timing difference may occur between when costs are incurred and the associated revenues are recognized. The balancing and memorandum accounts are only used to track the cost variances outside of the financial statements. The cost variances, which are beyond the Company's control, are referred to as "offsetable expenses" because under certain circumstances they are recoverable from customers in future offset rate increases (or, in the case of expense reductions, are credited to customers). The amounts requested may not be ultimately collected through rates, as amounts may be disallowed during the review process or subject to an earnings test. While the adjustments would not impact previously recorded amounts, the adjustments may change future earnings and cash flows. See Regulatory Matters for net balances of expense balancing and memorandum accounts.

Regulated Utility Accounting
----------------------------

         Because the Company operates extensively in a regulated business, it is subject to the provisions of SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation." Regulators establish rates that are expected to permit the recovery of the cost of service and a return on investment. In the event a portion of the Company's operations were no longer subject to the provisions of SFAS No. 71, it would be required to write off related regulatory assets and liabilities that are not specifically recoverable and determine if other assets might be impaired. If a regulatory commission determined that a portion of the Company's assets were not recoverable in customer rates, the Company would be required to determine if it had suffered an asset impairment that would require a write-down in the assets' valuation. There have been no such asset impairments as of September 30, 2004.

Income Taxes
------------

         Significant judgment by management is required in determining the provision for income taxes. The preparation of consolidated financial statements requires the estimation of income tax expense. The process involves the estimating of current tax exposure together with assessing temporary differences resulting from differing treatment of certain items, such as depreciation, for tax and financial statement reporting. These differences result in deferred tax assets and liabilities, which are reported in the consolidated balance sheet. Management must also assess the likelihood that deferred tax assets will be recovered in future taxable income, and to the extent recovery is unlikely, a valuation allowance would be recorded. If a valuation allowance were required, it could significantly increase income tax expense. In management's view, a valuation allowance is not required at September 30, 2004.

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

RESULTS OF THIRD QUARTER 2004 OPERATIONS COMPARED TO THIRD QUARTER
2003 OPERATIONS

Summary
-------

         Third quarter net income was $10,789,000, equivalent to $0.59 per common share on a diluted basis, compared to net income of $8,587,000 or $0.53 per share on a diluted basis in the third quarter of 2003. The primary driver was an increase in rates. Partially offsetting revenue increases were cost increases for purchased water, income taxes, depreciation and other expenses. In addition, more common shares were outstanding in 2004 than in 2003.

Operating Revenue
-----------------

         Operating revenue increased $8,907,000, or 10%, to $97,104,000. As disclosed in the following table, the increase was due primarily to increases in rates. Weather impact was unfavorable, as temperatures were slightly lower and decreased usage compared to the prior year. Rainfall was minor in both periods.

         The factors that affected the operating revenue increase for the third quarter of 2004 are presented in the following table:

         Rate increases                                             $ 9,922,000
         Usage by new customers                                       1,318,000
         Decrease in usage by existing customers                     (2,333,000)
                                                                    -----------
              Net operating revenue increase                        $ 8,907,000
                                                                    ===========

         The components of the rate increases are listed in the following table:

         2001 General Rate Case (GRC)                               $ 3,240,000
         2002 GRC                                                     1,715,000
         Purchased water offset                                       1,608,000
         Step rates                                                   1,370,000
         Bakersfield Treatment Plant                                  1,310,000
         2001 GRC catch up                                            1,129,000
         Hawthorne                                                      240,000
         Balancing accounts                                            (690,000)
                                                                    -----------
              Total increase in rates                               $ 9,922,000
                                                                     ===========

Total Operating Expenses
------------------------

         Total operating expenses were $82,606,000 for the three months ended September 30, 2004, up 9% over the $75,678,000 recorded for the same period in 2003.

         Water production expense consists of purchased water, purchased power and pump taxes. It represents the largest component of total operating expenses, accounting for approximately 49% of total operating expenses. Water production expenses increased 3% compared to last year.

         For California operations, sources of water as a percent of total water production are listed on the following table:

                                                Three Months Ended September 30
                                                --------------------------------
                                                   2004                  2003
                                                  ------                ------
             Well production                        49.9%                 51.6%
             Purchased                              46.5%                 46.1%
             Surface                                 3.6%                  2.3%
                                                  ------                ------
                 Total                             100.0%                100.0%
                                                  ======                ======

         Washington Water, New Mexico Water and Hawaii Water obtain all of their water supply from wells.

         The components of water production costs are shown in the table below:

                                           Three Months Ended September 30
                                        ---------------------------------------
                                            2004          2003        Change
                                        -----------   -----------   -----------
             Purchased water            $28,839,000   $27,411,000   $ 1,428,000
             Purchased power              8,460,000     9,065,000      (605,000)
             Pump taxes                   2,754,000     2,327,000       427,000
                                        -----------   -----------   -----------
                  Total                 $40,053,000   $38,803,000   $ 1,250,000
                                        ===========   ===========   ===========

         Purchased water cost increased principally due to higher wholesale water rates in several districts. Included in purchased water are credits received from certain wholesale suppliers and sale of water rights. The amounts of the credits were $366,000 and $739,000 for 2004 and 2003, respectively. Purchased power decreased due principally to lower rates. Pump taxes increased primarily due to higher well production in the Los Altos district, where pump tax rates are the highest of all of the Company's districts.

         Payroll charged to operations expense increased $571,000 or 7%. Wages for union employees increased 1.5% effective January 1, 2004. Overall payroll costs (expensed and capitalized) increased 6% due to increases in the number of employees and higher wage rates. Employee and retiree medical costs increased $528,000 or 32%. Workers' compensation costs increased $425,000 or 128%. At September 30, 2004, there were 830 employees and at September 30, 2003, there were 814 employees.

         Other areas of major expense increases were: outside services, principally related to compliance with the internal control provisions of Sarbanes Oxley ($467,000); increases for fees payable to the CPUC ($160,000), which are calculated on a percentage of revenue; increases for bad debts ($161,000); increases related to the Bakersfield Treatment Plant operations ($124,000) and increases for training ($103,000).

         Maintenance expense increased $468,000, or 15%, for the quarter ended September 30, 2004, primarily for mains and service lines. Depreciation and amortization expense increased $688,000 or 12% because of 2003 capital expenditures. A major component of the depreciation expense increase relates to the Bakersfield Treatment Plant, which began operations in the second quarter of 2003. Depreciation of the plant began January 2004, consistent with the Company's accounting policies, and added $484,000 to depreciation expense in the third quarter of 2004.

         Federal and state income taxes increased $1,463,000 or 26% due to the increase in taxable income. The effective tax rate was 40% and 39% for the third quarters of 2004 and 2003, respectively.

Other Income and Expense
------------------------

         Other income was $656,000 for the quarter ended September 30, 2004, compared to $647,000 in the prior year, an increase of $9,000. Gains from property sales were minor in both periods.

Interest Expense
----------------

         Total interest expense decreased $214,000 or 5%. The decrease was principally due to lower short-term borrowings.


RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 2004 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 2003

Summary
-------

         Net income for the nine-month period ended September 30, 2004, was $22,289,000, equivalent to $1.27 per common share on a diluted basis, compared to net income of $12,404,000 or $0.79 per share on a diluted basis, for the nine months ended September 30, 2003. The primary drivers were increases in rates and favorable weather conditions occurring in the second quarter. Partially offsetting the increase in revenues were cost increases for purchased water, income taxes, depreciation and other expenses. In addition, more shares were outstanding in 2004 than in 2003.

Operating Revenue
-----------------

         Operating revenue increased $38,687,000 or 19% to $246,189,000. As disclosed in the following table, the increase was due to increases in rates and increases in water usage. Weather impact was favorable as rainfall was much lower than in the prior year, primarily in the second quarter. Temperatures were approximately the same. The lower rainfall increased water usage by 8% above the prior year, with the largest monthly increase (30%) in April. The factors that affected the operating revenue increase are presented in the following table:

         Rate increases                                            $ 26,448,000
         Increase in usage by existing customers                      7,617,000
         Usage by new customers                                       4,622,000
                                                                   ------------
              Net operating revenue increase                       $ 38,687,000
                                                                   ============

The components of the rate increases are listed in the following table:

         2001 GRC                                                  $  9,103,000
         Purchased water offset                                       4,042,000
         Bakersfield Treatment Plant                                  3,625,000
         Step rates                                                   3,244,000
         2001 GRC catch up                                            3,173,000
         2002 GRC                                                     2,846,000
         Hawthorne                                                      536,000
         Balancing accounts                                            (121,000)
                                                                   ------------
              Total increase in rates                              $ 26,448,000
                                                                   ============

         Usage by new customers includes $970,000 related to Hawaii Water, whose operations were acquired in May 2003, and includes $1,016,000 for the City of Commerce, for which the lease arrangement began in July 2003.

Total Operating Expenses
------------------------

         Total operating expenses were $212,217,000 for the nine months ended September 30, 2004, an increase of 15% over the $184,809,000 recorded for the same period in 2003.

         Water production expense consists of purchased water, purchased power and pump taxes. It represents the largest component of total operating expenses, accounting for approximately 45% of total operating expenses. Water production expenses increased 13% compared to last year.

         For California operations, sources of water as a percent of total water production are listed on the following table:

                                                 Nine Months Ended September 30
                                                 ------------------------------
                                                    2004               2003
                                                   ------             ------
             Well production                         47.4%              48.0%
             Purchased                               48.5%              50.9%
             Surface                                  4.1%               1.1%
                                                   ------             ------
             Total                                  100.0%             100.0%
                                                   ======             ======

         Washington Water, New Mexico Water and Hawaii Water obtain all of their water supply from wells.

         The components of water production costs are shown in the table below:

                                           Nine Months Ended September 30
                                     -------------------------------------------
                                         2004           2003          Change
                                     ------------   ------------   ------------
             Purchased water         $ 70,580,000   $ 61,110,000   $  9,470,000
             Purchased power           18,012,000     18,056,000        (44,000)
             Pump taxes                 6,185,000      4,831,000      1,354,000
                                     ------------   ------------   ------------
                  Total              $ 94,777,000   $ 83,997,000   $ 10,780,000
                                     ============   ============   ============


         Purchased water cost increased due to higher wholesale water rates in several districts and increased purchases of purchased water. Included in purchased water costs was an additional expense of $868,000 to revise the settlement cost to $1,599,000 related to the previously reported meter malfunction at the wholesale supplier in the Stockton district. The estimate was revised after completion of a study by a third party and negotiation of a settlement with all parties. For the nine months ended September 30, 2003, expenses related to the meter malfunction were approximately $487,000. Also included in purchased water are credits received from certain wholesale suppliers and sale of water rights. The amounts of the credits were $2,942,000 and $2,717,000 for 2004 and 2003, respectively. Purchased power decreased due to a decrease in electricity rates. Pump taxes increased primarily due to higher well production in the Los Altos district, where pump tax rates are the highest of all of the Company's districts.

         Payroll charged to operations expense increased $2,000,000 or 8%. Wages for union employees increased 1.5% effective January 1, 2004. Overall payroll costs (expensed and capitalized) increased 5% due to increases in the number of employees and higher wage rates. Employee and retiree medical costs increased $1,162,000 or 22%. Workers' compensation costs increased $815,000 or 88%. At September 30, 2004, there were 830 employees and at September 30, 2003, there were 814 employees.

         Other areas of major expense increases were: increases for outside services, principally related to compliance with the internal control provisions of Sarbanes Oxley ($585,000); increases for fees payable to the CPUC ($516,000), which are calculated on a percentage of revenue; increases related to the Bakersfield Treatment Plant operations ($539,000), increases for bad debts ($169,000); increases for insurance ($287,000); and increases for training ($251,000).

         Maintenance expense increased $365,000 or 4% for the nine months primarily due to repairs to service lines. Depreciation and amortization expense increased $2,129,000 or 12% because of 2003 capital expenditures. A major component of the depreciation expense increase relates to the Bakersfield Treatment Plant, which began operations in the second quarter of 2003. Depreciation of the plant began January 2004, consistent with the Company's accounting policies, and added $1,451,000 to depreciation expense in 2004.

         Federal and state income taxes increased $6,504,000, or 78% due to the increase in taxable income. The effective tax rate was 40% in 2004 and 40% in 2003.

Other Income and Expense
------------------------

         Other income was $1,780,000 for the nine months ended September 30, 2004, compared to $3,327,000 for the first nine months of 2003, a decrease of $1,547,000. Gains from property sales for 2004 were minimal compared to gains of $1,535,000 in 2003.

Interest Expense
----------------

         Total interest expense decreased $153,000 or 1%. This was due to lower short-term borrowings and lower interest expense on long-term debt as a result of refinancing a portion of the debt. Partially offsetting the decrease was a reduction in capitalized interest, which is a credit to total interest expense. Construction work-in-progress amounts were lower in the first nine months of 2004 compared to the first nine months of 2003.


REGULATORY MATTERS

Rate Case Proceedings
---------------------

         Filings that were approved in 2003 were disclosed in the Management's Discussion and Analysis section of the annual report on Form 10-K for 2003. Filings approved in 2003 may impact 2004 revenues incrementally as revenue is recorded based on billings to customers.

         Following are major filings approved in 2004 (through October 2004):
         --------------------------------------------------------------------

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

         In September 2004, Cal Water received authorization from the CPUC on its 2003 GRC filing, which increased rates $388,000 on an annual basis, effective October 2004.

         In September 2004, Cal Water received authorization from the CPUC on its Los Altos advice letter filing related to purchased water and pump taxes, which increased rates $487,000 on an annual basis, effective October 2004.

Expense Balancing and Memorandum Accounts
-----------------------------------------

         The following discussion relates to changes in the Company's expense balancing memorandum accounts (See "Expense Balancing and Memorandum Accounts" section in Critical Accounting Policies).

         In May 2003, Cal Water received approval from the CPUC to recover in rates a net $4,649,000, which relate primarily to expenses incurred in 2001. The net amounts remaining to be collected in rates as of December 2003 was $2,760,000. At September, 2004, the net amounts remaining were $1,051,000, which is expected to be fully recovered/refunded by May 2005.

         In May 2004, Cal Water received approval from the CPUC to refund in rates $1,515,000 which relates primarily to over collection of specific expenses incurred over multiple years in the King City and Dominguez districts. At September 2004, the credit amounts remaining for the King City and Dominguez districts were $874,000 which is expected to be refunded by May 2005, except for a minor credit that will be refunded by May 2007.

         In June 2004, Cal Water received approval from the CPUC to recover in rates $394,000. This amount relates primarily of recoverable expenses incurred in 2001 for the Salinas district. At September 2004, the amount remaining for the Salinas district was $313,000 which is expected to be fully recovered by June 2006.

         In October 2004, Cal Water received approval from the CPUC to recover in rates a net $5,639,000. These amounts relate primarily of recoverable expenses incurred in 2002 and 2003. These amounts are expected to be recovered/refunded by October 2006.

Pending Filings as of October 2004
----------------------------------

         Cal Water has pending its 2004 GRC filing covering 8 districts. The amount requested is $26,500,000. The amount may change due to a variety of factors. Over the past few years, the amount approved by the CPUC has been substantially less than the requested amount. The Company is unable to predict the timing and final amount of these filings at this time.

         Cal Water is in the process of re-filing advice letters for balancing and memorandum account recovery for three districts in the amount of $3,560,000. It is expected the re-filing will be completed within one month and CPUC approval will be received prior to April 2005.

         New Mexico Water has filed for rate increases for its waste water operations and Hawaii Water has submitted a rate filing for its water operations. When approved, these filings are not expected to materially affect the total Company results. We are unable to predict the timing and final amount of these filings at this time. Washington Water is not planning to submit a rate filing in 2004.


LIQUIDITY

Short-term and Long-term Debt
-----------------------------

         Short-term bank borrowings were $0 at September 30, 2004 and $6,454,000 at December 31, 2003. California Water Service Group has a $10,000,000 credit facility, which includes Washington Water, New Mexico Water, Hawaii Water and CWS Utility Services, and had no borrowings against the facility at September 30, 2004. Cal Water has a $45,000,000 credit facility and had no borrowings against the facility at September 30, 2004. A $500,000 letter of credit is outstanding under the Cal Water facility, which reduces amounts available for borrowing. Both agreements have a requirement for balances to be below certain thresholds for 30 consecutive days each calendar year (a clean down requirement) and both agreements require minimum ratings by defined credit agencies on Cal Water's senior, long-term debt. The Company has met the clean down requirements for 2004 for both agreements and has credit ratings meeting the requirements. At September 30, 2004, the Company was in compliance with the covenants of both facilities.

         In May 2004, New Mexico Water entered into a credit agreement which allows borrowings up to $3,400,000. The term is 16 months until approval has been received from the New Mexico Public Regulation Commission, upon which the term will be ten years. A request has been filed and is expected to be received in the fourth quarter of 2004. At September 30, 2004, no amounts were borrowed against the agreement. The prior New Mexico Water credit agreement had borrowings of approximately $2,500,000, which was paid and not renewed. Funds from intercompany borrowings with California Water Service Group were used to pay the debt.

         There were no additions to long-term debt in the nine-month period ended September 30, 2004. Principal payments of $62,000 and $378,000 were made during the three- and nine-month periods ended September 30, 2004, respectively.

         In September 2004, Cal Water received authorization from the CPUC on its Financing filing related to $250,000,000 of additional debt or equity available for issuance through the year 2009. This amount will be utilized on an as-needed basis. The balance remaining from the previous authorization does not carry over.


Debt Credit Ratings
-------------------

         Cal Water's debt is rated A2 by Moody's Investors Service (Moody's) and A+ by Standard & Poor's (S&P). The rating from Moody's was downgraded in February 2004 from A1 to A2. The last rating change from S&P was in the fourth quarter of 2002. There have not been further changes by Moody's or S&P as of the filing date of this Form 10-Q.

Common Stock Issuance and Treasury Stock
----------------------------------------

         On June 24, 2004, the Company announced the sale of 1,250,000 shares of common stock. A prospectus supplement and prospectus were filed with the SEC under rule 424 (b) (2) on that date. The shares were sold at $27.25 per share. The underwriters exercised part of their over-allotment option, after which the additional common shares issued totaled 1,409,700 shares. The proceeds net of expenses of the offering were $36,800,000 and the transaction was closed on June 29, 2004. Initially, the funds were used to pay down short-term borrowings and to invest in short-term money market instruments pending their use for general corporate purposes. After issuance of these shares, there remains $35,648,175 in securities under the shelf registration, which are available for future issuance.

         No treasury stock was issued or redeemed during 2004 or 2003.

Dividends, Book Value and Shareholders
--------------------------------------

         The third quarter common stock dividend was paid on August 20, 2004, at $0.2825 per share, compared to a quarterly dividend in 2003 of $0.28125. This was the Company's 239th consecutive quarterly dividend. Annualized, the 2004 dividend rate is $1.13 per common share, compared to $1.125 in 2003. Based on the 12-month earnings per share at September 30, 2004, the dividend payout ratio is 67% of net income. For the full year 2003, the payout ratio was 93% of net income. On a long-term basis, the goal is to achieve a dividend payout ratio of 60% of net income accomplished through future earnings growth.

         At its October 27, 2004 meeting, the Board declared the fourth quarter dividend of $0.2825 per share, payable on November 19, 2004, to stockholders of record on November 8, 2004. This will be the 240th consecutive quarterly dividend.

Dividend Reinvestment and Stock Purchase Plan
---------------------------------------------

         The Company has a dividend reinvestment and stock purchase plan called the "Investor Choice Plan" and it is administered by its transfer agent, American Stock Transfer and Trust Company. Under the plan, stockholders may reinvest dividends to purchase additional Company common stock without commission fees. The Plan also allows existing stockholders and other interested investors to purchase Company common stock through the transfer agent without commission fees up to certain limits. The transfer agent purchases shares on the open market to provide shares for the Plan.

Transfer Agent
--------------

         Effective October 1, 2004, the Company changed transfer agents to American Stock Transfer and Trust Company. The agent will manage dividend payments, provide a dividend reinvestment and stock purchase plan, and other matters for the Company. This change is expected to be transparent to the Company's stockholders.

2004 Financing Plan
-------------------

         Proceeds from the issuance of additional common shares in June 2004 are expected to provide adequate new capital for the balance of 2004 and may be supplemented with short- term borrowings as needed. For 2005, the financing plan includes raising $20,000,000 - $40,000,000 of new capital and is expected to be accomplished through issuance of senior notes to institutional investors. The timing of the debt issuance for 2005 has not been established. Beyond 2005, the plan is to fund capital needs through a relatively balanced approach between long-term debt and common stock equity.

Book Value and Stockholders of Record
-------------------------------------

         Book value per common share was $15.75 at September 30, 2004, compared to $14.44 at December 31, 2003.

         There are approximately 4,500 stockholders of record for the Company's common stock.

Utility Plant Expenditures
--------------------------

         During the nine months ended September 30, 2004, capital expenditures totaled $49,076,000; $35,969,000 was from company-funded projects and $13,107,000 was from third party funded projects. The 2004 company-funded capital expenditure budget is $65,800,000. The actual amount may vary due to timing of payments related to current year projects and prior year projects. In addition, some projects planned to be completed in 2004 are expected to be completed in 2005. The Company does not control third-party funded capital expenditures, and therefore it is unable to estimate the amount of such projects for the full year of 2004.

         At September 30, 2004, construction work-in-progress was $33,984,000 compared to $13,770,000 at December 31, 2003. Work-in-progress includes projects that are under construction, but not yet complete and in service.


WATER SUPPLY

         Based on information from water management agencies and internally developed data, the Company believes that its various sources of water supply are sufficient to meet customer demand. Historically, about half of the water is purchased from wholesale suppliers with the other half pumped from underground wells. A small portion is produced through three local surface treatment plants.

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


ACCOUNTING PRONOUNCEMENTS

         See Note 9 of the Condensed Consolidated Financial Statements


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

         Historically, the CPUC's balancing account or offsetable expense procedures allowed for increases in purchased water and purchased power costs to be passed on to consumers. A significant percentage of the Company's net income and cash flows comes from California regulated operations; therefore the CPUC's actions could impact the Company's ability to pass cost increases to its customers which could have a significant impact on the business. See Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations--Expense Balancing and Memorandum Accounts and Regulatory Matters.


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

         (b) Changes to Internal controls

         There were no changes in the Company's internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, such control.


PART II       OTHER INFORMATION


Item 1.

LEGAL PROCEEDINGS

         (a) From time to time, the Company has been involved in a variety of legal proceedings. For a description, see the annual report on Form 10-K for the year ended December 31, 2003. During the nine months ended September 30, 2004, there were no material developments with respect to previously disclosed existing proceedings and no new material proceedings not previously disclosed except as noted below.

         (b) In the Company's Selma district, the City Council voted unanimously on October 18, 2004, not to adopt a resolution of necessity and to abandon its efforts to purchase the Company's water system in Selma through condemnation procedures. Therefore, the Company will not take any further action on this matter. The Company intends to improve working relations and communications with the City.


Item 6.

EXHIBITS

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


                         CALIFORNIA WATER SERVICE GROUP
                         ------------------------------
                                   Registrant


November 5, 2004



            By:              /s/ Richard D. Nye
                -----------------------------------------------
                                 Richard D. Nye
                     Vice President, Chief Financial Officer
                                  and Treasurer

                               Exhibit Index



   Exhibit        Description
   -------        -----------

   10.22          Amendment  No.1  to  the  California   Water  Service  Company
                  Supplemental Executive Retirement Plan effective January 1, 2001.

   10.27          Amendment  No.2  to  the  California   Water  Service  Company
                  Supplemental Executive Retirement Plan effective January 1, 2003.

   31.1 Chief Executive Officer certification of financial statements pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

   31.2 Chief Financial Officer certification of financial statements pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

   32             Chief   Executive   Officer   and  Chief   Financial   Officer
                  Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.