Form 10-K
period 2004-12-31
CALIFORNIA WATER SERVICE GROUP
filed 2005-03-15
CIK 1035201

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2004

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition  period from  .............to....................  Commission file No. 1-13883

                         CALIFORNIA WATER SERVICE GROUP
             (Exact name of registrant as specified in its charter)

             Delaware                                 77-0448994
             --------                                 ----------
   (State of Incorporation)               (I.R.S. Employer Identification No.)


         1720 North First Street, San Jose, California       95112
         ---------------------------------------------       -----
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No __.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes _X_ No __

The aggregate market value of the common stock held by non-affiliates of the Registrant was $505 million on June 30, 2004, the last business day of the registrant's most recently completed second fiscal quarter. The valuation is based on the closing price of the registrant's common stock as traded on the New York Stock Exchange.

Common stock outstanding at March 4, 2005 - 18,372,496 shares.

                                  EXHIBIT INDEX


                       DOCUMENTS INCORPORATED BY REFERENCE

Designated portions of Registrant's Annual Report to Stockholders for the calendar year ended December 31, 2004 (2004 Annual Report) are incorporated by reference in Part I (Item 1and 2) and Part II (Items 5, 6, 7, 7A, 8 and 9A).

Designated portions of the Registrant's Proxy Statement (Proxy Statement) relating to the 2005 annual meeting of stockholders are incorporated by reference in Part III (Items 10, 11, 12 and 14).

                                TABLE OF CONTENTS
                                                                            Page
PART I
     Item  1.    Business..............................................       5
                 Forward Looking Statements............................       5
                 General Development of Business.......................       5
                     Financial Information about
                     Industry Segments.................................       6
                 Narrative Description of Business.....................       7
                 Geographical Service Areas and
                     Number of Customers at Year-end...................       7
                 Rates and Regulation..................................       9
                 Water Supply..........................................      10
                 Non-regulated Operations..............................      13
                  Utility Plant Construction ..........................      14
                 Sale of Surplus Real Properties.......................      14
                 California Energy Situation...........................      14
                 Security at Company Facilities........................      14
                     Quality of Water Supplies.........................      15
                 Competition and Condemnation..........................      15
                 Environmental Matters ................................      15
                 Human Resources.......................................      16
                 Financial Information about Foreign and
                     Domestic Operations and Export Sales..............      16

     Item  2.    Properties ...........................................      16

     Item  3.    Legal Proceedings.....................................      17

     Item  4.    Submission of Matters to a Vote of
                     Security Holders..................................      18

                 Executive Officers of the Registrant..................      19

PART II

     Item  5.    Market for Registrant's Common Equity,
                     Related Stockholder Matters and Issuer
                     Purchases of Equity Securities....................      21

     Item  6.    Selected Financial Data...............................      21

     Item  7.    Management's Discussion and Analysis of
                     Financial Condition and Results of
                     Operations........................................      21

     Item 7A.    Quantitative and Qualitative Disclosures About
                     Market Risk.......................................      21

     Item  8.    Financial Statements and Supplementary Data...........      21

     Item  9.    Changes in and Disagreements with
                     Accountants on Accounting and
                     Financial Disclosure..............................      21

     Item 9A.    Controls and Procedures...............................      22

     Item 9B.    Other Information.....................................      22


PART III

     Item 10.    Directors and Executive Officers
                     of the Registrant.................................      22

     Item 11.    Executive Compensation................................      22

     Item 12.    Security Ownership of Certain Beneficial
                     Owners and Management ............................      22

     Item 13.    Certain Relationships and Related
                     Transactions......................................      22

     Item 14.    Principal Accountant Fees and Services................      22

PART IV

     Item 15.    Exhibits, Financial Statement Schedules...............      23

Signatures.............................................................      24

Exhibit Index..........................................................      26

                                     PART I

Item 1.   Business.

Forward Looking Statements
--------------------------

              This annual report, including all documents incorporated by reference, contains forward-looking statements within the meaning established by the Private Securities Litigation Reform Act of 1995 (Act). The forward-looking statements are intended to qualify under provisions of the federal securities laws for "safe harbor" treatment established by the Act. Forward-looking statements are based on currently available information, expectations, estimates, assumptions, projections, and management's judgment about the Company, the water utility industry, and general economic conditions. Such words as expects, intends, plans, believes, estimates, assumes, anticipates, projects, predicts, forecasts, or variations of such words or similar expressions are intended to identify forward-looking statements. The forward-looking statements are not guarantees of future performance. They are subject to uncertainty and changes in circumstances. Actual results may vary materially from what is contained in a forward-looking statement.

              Factors  that  may  cause a  result  different  than  expected  or anticipated include: governmental and regulatory commissions' decisions, including decisions on proper disposition of property; changes in regulatory commissions' policies and procedures; the timeliness of regulatory commissions' actions concerning rate relief; new legislation; the ability to satisfy requirements related to the Sarbanes-Oxley Act and other regulations on internal controls; electric power interruptions; increases in suppliers' prices and the availability of supplies including water and power; fluctuations in interest rates; changes in environmental compliance and water quality requirements; acquisitions and the ability to successfully integrate acquired companies; the ability to successfully implement business plans; changes in customer water use patterns; the impact of weather on water sales and operating results; access to sufficient capital on satisfactory terms; civil disturbances or terrorist threats or acts, or apprehension about the possible future occurrences of acts of this type; the involvement of the United States in war or other hostilities; restrictive covenants in or changes to the credit ratings on current or future debt that could increase financing costs or affect the ability to borrow, make payments on debt, or pay dividends; and other risks and unforeseen events. When considering forward-looking statements, the reader should keep in mind the cautionary statements included in this paragraph. The Company assumes no obligation to provide public updates on forward-looking statements.

a. General Development of Business
   -------------------------------

              California Water Service Group is a holding company incorporated in Delaware with five operating subsidiaries: California Water Service Company (Cal Water), CWS Utility Services (Utility Services), New Mexico Water Service Company (New Mexico Water), Washington Water Service Company (Washington Water) and Hawaii Water Service Company, Inc. (Hawaii Water). Cal Water, New Mexico Water, Washington Water and Hawaii Water are regulated public utilities. The regulated utility entities also provide some non-regulated services. Utility Services provides non-regulated services to private companies and municipalities. Cal Water was the originating company and began operations in 1926. The other entities were incorporated within the last 10 years.

              California water operations are conducted by the Cal Water and Utility Services entities, which provide service to 451,800 customers in 75 California communities through 26 separate districts. Of these 26 districts, 24 districts are regulated water systems, which are subject to regulation by the California Public Utilities Commission (CPUC). The other 2 districts, the City of Hawthorne and the City of Commerce, are governed through their respective city councils and are considered non-regulated because they are outside of the CPUC's jurisdiction. Their activities are reflected in the Company's operating revenue and operating costs, as the risks and rewards of these operations are similar to the Company's regulated activities. California water operations account for 96% of the total customers and 96% of the total operating revenue.

              Washington  Water  provides   domestic  water  service  to  15,000
              customers in the Tacoma and Olympia areas. Washington Water's utility operations are regulated by the Washington Utilities and Transportation Commission. Washington Water accounts for 3% of the total customers and 2% of the total operating revenue.

              New Mexico Water provides service to 5,800 water and wastewater customers in the Belen, Los Lunas and Elephant Butte areas in New Mexico. Its regulated operations are subject to the jurisdiction of the New Mexico Public Regulation Commission. New Mexico Water accounts for 1% of the total customers and 1% of the total operating revenue.

              Hawaii Water provides water service to 500 customers on the island of Maui, including several large resorts and condominium complexes. Its regulated operations are subject to the jurisdiction of the Hawaii Public Utilities Commission. Hawaii Water accounts for less than 1% of the total customers and 1% of the total operating revenue.

              Other non-regulated activities consist primarily of operating water systems, which are owned by other entities; providing meter reading and billing services; leasing communication antenna sites on the Company's properties; operating recycled water systems; providing brokerage services for water rights; providing lab services for water quality testing; and selling surplus property. The results of these activities are reported below operating profit on the income statement and therefore the revenue is not included in operating revenue. Due to the variety of services provided and activities being outside of the Company's core business, the number of customers is not tracked for these non-regulated activities except customers for the City of Hawthorne and the City of Commerce. Non-regulated activities comprised 5% of the Company's total net income in 2004.

              The regulatory entities governing the Company's regulated operations are sometimes referred to as the Commissions in this report. Rates and operations for regulated customers are subject to the jurisdiction of the respective state's regulatory commission. The Commissions require that water and wastewater rates for each regulated district be independently determined. The Commissions are expected to authorize rates sufficient to recover normal operating expenses and allow the utility to earn a fair and reasonable return on invested capital. Rates for the City of Hawthorne and City of Commerce water systems are established in accordance with operating agreements and are subject to ratification by the respective city councils. Fees for other non-regulated activities are based on contracts negotiated between the parties.

              The Company's mailing address and contact information are:
                  California Water Service Group
                  1720 North First Street
                  San Jose, California 95112-4598
                  telephone number: 408-367-8200
                  www.calwatergroup.com
                  ---------------------

              Annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports are available free of charge through the Company's website. The reports are available on the Company's website on the same day they appear on the SEC's website.

              During the year ended December 31, 2004, there were no significant changes in the kind of products produced or services rendered or those provided by the Company's operating subsidiaries, or in the markets or methods of distribution.

b. Financial Information about Industry Segments
   ---------------------------------------------

              The Company operates primarily in one business segment, the supply and distribution of water and providing water-related utility services.

c. Narrative Description of Business
   ---------------------------------

      The business is conducted through the operating subsidiaries. The bulk of the business consists of the production, purchase, storage, treatment, testing, distribution and sale of water for domestic, industrial, public and irrigation uses, and for fire protection. Also provided are non-regulated water-related services under agreements with municipalities and other private companies. The non-regulated services include full water system operation, billing and meter reading services. Non-regulated operations also include the lease of communication antenna sites, lab services and water rights brokerage. Earnings may be significantly affected by the sale of surplus real property.

      Operating results from the water business fluctuate according to the demand for water, which is often influenced by seasonal conditions, such as summer temperatures or the amount and timing of precipitation in the Company's service areas. Revenue, expenses and income are affected by changes in water sales. Expenses for purchased water, purchased power and pump taxes will vary due to changes in water sales. The majority of other costs, such as payroll and benefits, depreciation, interest on long-term debt and property taxes are more predictable, remain fairly constant, and are not significantly impacted by variations in the amount of water sold. As a result, earnings are highest in the high use, warm weather summer months  when  rainfall  is lower.  Earnings  are lower in the cool  winter
      months  when  most  rainfall   takes  place  in  the   Company's   service
      territories.

      The Company distributes water in accordance with accepted water utility methods. Where applicable, the Company holds franchises and permits in the cities and communities where it operates. The franchises and permits allow the Company to operate and maintain facilities in public streets and right of ways as necessary.

      The Company operates the City of Hawthorne and the City of Commerce water systems under lease agreements. In accordance with the lease agreements, the Company receives all revenues from operating the systems and is responsible for paying the operating costs. Under other contract arrangements,  the  Company  operates  municipally  owned  water  systems, privately owned water systems, and recycled water distribution systems, but is not responsible for all operating costs. These contracts are fee-per-service, fixed-fee or cost-plus contracts. The Company also provides billing and other customer services to a number of municipalities.

      The Company intends to continue exploring opportunities to expand its regulated and non-regulated businesses in the western United States. The opportunities could include system acquisitions, lease arrangements similar to the City of Hawthorne contract, full service system operation and maintenance agreements, meter reading, billing contracts and other utility related services. Management believes that a holding company structure facilitates providing non-regulated utility services, which are not subject to Commission jurisdiction.


      Geographical Service Areas and Number of Customers at Year-end
      --------------------------------------------------------------
      The Company's principal markets are users of water within its service areas. Most of the geographical service areas or districts are regulated. In addition, City of Hawthorne and City of Commerce are included due to similarities in structure and risk of operations. The approximate number of customers served in each district is as follows:

Regulated Customers, City of Hawthorne and City of Commerce Customers at December 31,

SAN FRANCISCO BAY AREA                                                      2004        2003
                                                                           -------    -------
         Mid-Peninsula (serving San Mateo and San Carlos)                   36,100     36,100
         South San Francisco (including Colma and Broadmoor)                16,700     16,600
         Bear Gulch (serving Menlo Park, Atherton, Woodside
             and Portola Valley)                                            17,700     17,600
         Los Altos (including portions of Cupertino, Los Altos Hills,
             Mountain View and Sunnyvale)                                   18,500     18,400
         Livermore                                                          17,900     17,600
                                                                           -------    -------
                                                                           106,900    106,300
                                                                           -------    -------
SACRAMENTO VALLEY
         Chico (including Hamilton City)                                    25,900     25,200
         Oroville                                                            3,500      3,500
         Marysville                                                          3,800      3,800
         Dixon                                                               2,900      2,900
         Willows                                                             2,300      2,300
          Redwood Valley                                                     2,000      1,900
                                                                           -------    -------
                                                                            40,400     39,600
                                                                           -------    -------
SALINAS VALLEY
         Salinas                                                            27,800     27,700
         King City                                                           2,300      2,300
                                                                           -------    -------
                                                                            30,100     30,000
                                                                           -------    -------
SAN JOAQUIN VALLEY
         Bakersfield                                                        62,400     60,900
         Stockton                                                           41,800     42,000
         Visalia                                                            34,500     33,300
         Selma                                                               5,800      5,600
         Kern River Valley                                                   4,200      4,200
         Antelope Valley                                                     1,400      1,300
                                                                           -------    -------
                                                                           150,100    147,300
                                                                           -------    -------
LOS ANGELES AREA
         East Los Angeles (including portions of the
             cities of Commerce and Montebello)                             27,700     27,600
         Hermosa-Redondo (serving Hermosa Beach,
             Redondo Beach and a portion of Torrance)                       26,000     25,900
         Dominguez (Carson and portions of Compton, Harbor City,
             Long Beach, Los Angeles and Torrance)                          33,500     33,400
         Palos Verdes (incl. Palos Verdes Estates, Rancho Palos Verdes,
             Rolling Hills Estates and Rolling Hills)                       24,000     23,900
         Westlake (a portion of Thousand Oaks)                               7,000      7,000
         Hawthorne (leased municipal system)                                 6,100      6,100
                                                                           -------    -------
                                                                           124,300    123,900
                                                                           -------    -------
CALIFORNIA TOTAL                                                           451,800    447,100

HAWAII                                                                         500        500
NEW MEXICO                                                                   5,800      4,100
WASHINGTON                                                                  15,000     14,700
                                                                           -------    -------

                     COMPANY TOTAL                                         473,100    466,400
                                                                           =======    =======

Rates and Regulation
--------------------

      The Company's water utility rates and service for the regulated business are subject to the jurisdiction of the state regulatory commissions. The Commissions' decisions and the timing of those decisions can have a significant impact on the operations and earnings.

      Since the Company's 24 California regulated operating districts are not physically integrated, rates are set independently for each district as required by the CPUC. General office (headquarters) expenses and capital expenditures are considered separately and allocated ratably to the operating districts.

      General and Step Rate Increases
      General rate case (GRC) applications in California address district and general office operating costs and capital requirements for a forward-looking three-year period. GRC decisions typically authorize an immediate rate increase and annual step rate increases for the three-year cycle. Step rate increases are generally effective at the start of each calendar year, and are designed to maintain the return on equity (ROE) authorized in the initial decision in succeeding years. Effective January 1, 2003, Cal Water is required to file a GRC for each operating district every three years. Previously, Cal Water's GRC preliminary applications were submitted in July of each year. Effective in 2005, preliminary applications are scheduled for submission in May and each year thereafter.

      According to the CPUC's processing schedule, a final decision should be expected about 12 months after the filings are accepted by the CPUC. During 2003, Cal Water received decisions for its 2001 GRC applications in September 2003, 26 months after being submitted. The decisions on 2002 GRC applications were received in April 2004. For the 2003 GRC applications, decisions were received on schedule in September 2004. The backlog of Cal Water's overdue filings has been cleared and there are no pending filings that have gone beyond the expected decision date. Cal Water expects future filings to receive decisions on the CPUC's published processing time line. If decisions are delayed in the future, legislation enacted in 2003 gives the Company protection by establishing an effective date when the decision should have been made, allowing interim rates to be charged and retroactive adjustments once the CPUC renders a decision.

      Because districts are on different three-year GRC rate case cycles, the number of customers affected by GRC filings varies from year to year.

      Water rates for Washington Water and New Mexico Water regulated operations are set based on historic 12-month data. Applications are filed on an "as needed" basis and can be submitted annually. Water rates for Hawaii Water are set based on a combination of historical base and forward-looking methodology and are allowed to be filed annually. In these states, regulatory procedures do not provide for step rate increases or offset increases, (see "Offsetable Expenses and Balancing Accounts" below) except for Hawaii which allows immediate rate adjustments to changes in purchased power rates.

      Offsetable Expenses and Balancing Accounts
      The Company records costs for purchased water, purchased power and pump taxes as incurred. Expenses for these categories above levels included in prior GRC decisions are tracked in off-line expense balancing or memorandum accounts. The cost increases are referred to as offsetable expenses. When the CPUC authorizes a rate increase to recover the costs tracked in expense balancing or memorandum accounts, the rate increase is referred to as an offset rate increase. The Company does not record revenue related to the balancing accounts until authorized by the CPUC, and then only as the authorized rates are included in customers' monthly billings. Currently, recovery of balancing and memorandum accounts is subject to limitation based on a review of district earnings for the past calendar year. If the recorded return on net utility plant (rate base) exceeds the rate authorized by the Commission, recovery of the balancing account balance is adjusted by the amount of earnings above the authorized return.

      See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations-- RATES AND REGULATIONS" section for more information on rates and regulation.

Water Supply
------------

      Cal Water obtains its water supply from wells, surface runoff or diversion, and by purchase from public agencies and other wholesale suppliers. The Company's water supply has been adequate to meet customer demand; however, during periods of drought some districts have experienced mandatory water rationing. California's rainy season usually begins in November and continues through March with the most rain typically falling in December, January and February. During winter months, reservoirs and underground aquifers are replenished by rainfall. Snow accumulated in the mountains provides an additional water source when spring and summer temperatures melt the snowpack producing runoff into streams and reservoirs, and also replenishing underground aquifers.

      Washington and Hawaii receive rain in all seasons with the majority falling during winter months. Washington Water and Hawaii Water draw all of their water supply by pumping from wells.

      New Mexico Water's rainfall normally occurs in all seasons, but is heaviest in the summer monsoon season. New Mexico Water pumps all of its water supply from wells based on its water rights.

      The Company's water business is seasonal in nature and weather conditions can have a pronounced effect on customer usage and thus, impact operating revenues and net income. Customer demand for water generally is lower during the cooler and rainy winter months. Demand increases in the spring when warmer weather returns and the rains end, and customers use more water for outdoor purposes, such as landscape irrigation. Warm temperatures during the generally dry summer months result in increased demand. Water usage declines during the fall as temperatures decrease and the rainy season begins.

      During years in which precipitation is especially heavy or extends beyond the spring into the early summer, customer demand can decrease from historic normal levels, generally due to reduced outdoor water usage. Likewise, an early start to the rainy season during the fall can cause a decline in customer usage and have a negative impact on revenue. When summer temperatures are cooler than normal, water usage is generally lower and can result in lower revenue and lower earnings. A warmer than normal summer can result in higher customer usage and an increase in revenue and earnings.

      Drought can have an impact on the business. When rainfall is below average for consecutive years, drought conditions can develop and certain customers may be required to reduce consumption to preserve available supply. As an example, from 1987 to 1993, California experienced a six-year period when rainfall was below historic average. During that period, some districts issued water-rationing requirements to their customers. In certain districts, penalties were assessed on customers who exceeded monthly allotments, which was approved by the CPUC after local governments enacted ordinances for drought. During past drought periods, the CPUC has allowed modifications to Cal Water's customer billings that provided a means to recover a portion of revenue that was deemed lost due to conservation measures, although there are no assurances the CPUC would do so in future droughts.

      As noted above, Washington Water, New Mexico Water and Hawaii Water obtain their entire water supply from wells. Historically, about half of Cal Water's water supply is purchased from wholesale suppliers with the balance pumped from wells. During 2004, approximately 48 percent of the Cal Water supply was obtained from wells, 48 percent was purchased from wholesale suppliers and 4 percent was obtained from surface supplies. Well water is generally less expensive and Cal Water strives to maximize the use of its well sources in districts where there is an option between well or purchased supply sources.

      The Company has five California water treatment plants in the Bakersfield, Bear Gulch, Kernville, Oroville and Redwood Valley districts. A new plant was put into service during 2003 in Bakersfield, with a capacity of 20 million gallons per day. Water for operation of the plant is drawn from the Kern River under a long-term contract with the City of Bakersfield. The smaller Bakersfield treatment plant was removed from service when the new plant became fully functional. The other four plants have a capacity of 13 million gallons per day.

      During 2004, the Company delivered 139 billion gallons of water to its customers, up 6% from the 132 billion gallons delivered in 2003. 2004 average daily water production was 380 million gallons, while the maximum single day production was 635 million gallons. By comparison, in 2003, average daily water production was 361 million gallons and the maximum single day production was 661 million gallons. The increase was due to increased customers and improved overall weather conditions.

      The following table shows the quantity of water purchased and the percentage of purchased water to total water production in each California operating district that purchased water in 2004. All other districts receive 100% of their water supply from wells.

                                           (MG)
                                          Water
                                        Production      Supply
District                                Purchased     Purchased    Source of Purchased Supply
--------                                ---------     ---------    --------------------------
SAN FRANCISCO BAY AREA
    Mid-Peninsula                          6,255        100%       San Francisco Water Department
    South San Francisco                    3,387        100%       San Francisco Water Department
    Bear Gulch                             4,665         95%       San Francisco Water Department
    Los Altos                              3,092         60%       Santa Clara Valley Water District
    Livermore                              3,087         75%       Alameda County Flood Control and Water
                                                                   Conservation District

SACRAMENTO VALLEY
    Oroville                               1,072         94%       Pacific Gas and Electric Co. and County
                                                                   of Butte
    Redwood Valley                           150         73%       County of Lake

SAN JOAQUIN VALLEY
    Antelope/Kern                            206         23%       Antelope Valley East Kern Water District
    Bakersfield                            3,680         15%       Kern County Water Agency and City of
                                                                   Bakersfield
    Stockton                               6,268         58%       Stockton-East Water District

LOS ANGELES AREA
    East Los Angeles                       4,810         71%       Central Basin Municipal Water District
    Dominguez                             11,791         85%       West Basin and Central Basin Municipal
                                                                   Water Districts
    City of Commerce                         146         17%       West Basin Municipal Water District
    Hawthorne                              1,569         94%       West Basin Municipal Water District
    Hermosa-Redondo                        4,068         85%       West Basin Municipal Water District
    Palos Verdes                           6,952        100%       West Basin Municipal Water District
    Westlake                               3,193        100%       Calleguas Municipal Water District

MG = million gallons

      The Bear Gulch district obtains a portion of the water supply from surface runoff from the local watershed. In the Oroville and Redwood Valley districts, the water purchased is from a surface supply. The surface sources are processed through the water treatment plants before being delivered to the distribution system. In the Bakersfield district, the Company purchases surface supply then processes the water through its treatment plant. In addition, the Bakersfield district purchases treated water as a component to its water supply.

      The Chico, Marysville, Dixon, and Willows districts in the Sacramento Valley, the Salinas and King City districts in the Salinas Valley, and the Selma and Visalia districts in the San Joaquin Valley obtain their entire supply from wells.

      In the Salinas district, which accounts for 4% of the Company's revenue, several wells representing approximately 25% of the district's supply were taken out of service in the last twelve months. The Company is installing treatment systems on some of the wells that have been taken out of service. The treatment systems may not be in service in time for 2005 peak summer demand. It may be necessary for customers to conserve in the spring and summer to insure adequate system pressures. Management believes upon successful execution of its plans that water supply issues in the Salinas district can be adequately resolved in 2006 and beyond.

      Purchases  for  the  Los  Altos,  Livermore,   Oroville,  Redwood  Valley,
      Stockton, and Bakersfield districts are pursuant to long-term contracts expiring on various dates after 2011.

      The water supplies purchased for the Dominguez, East Los Angeles, Hermosa-Redondo, Palos Verdes, and Westlake districts, the City of Hawthorne system, and the City of Commerce system are provided by public agencies pursuant to a statutory obligation of continued non-preferential service to purveyors within the agencies' boundaries.

      Purchases for the South San Francisco, Mid-Peninsula, and Bear Gulch districts are in accordance with long-term contracts with the San Francisco Water Department (SFWD) expiring on June 30, 2009.

      Management anticipates that the Company will be able to renew each of the water supply contracts as they expire. The price of wholesale water purchases is subject to pricing changes imposed by the various wholesale suppliers. Price changes are generally beyond the Company's control. Management expects that the Company will be allowed to recover the wholesale water suppliers' rate increases in customer future rates, although recovery is subject to approval by the CPUC.

      Shown below are wholesaler price rates and increases that became effective in 2004, and estimated wholesaler price rates changes for 2005.

                                  2004                                      2005
                     Effective   Percent                       Effective   Percent
      District        Month      Change      Unit Cost          Month      Change      Unit Cost
      --------        -----      ------      ---------          -----      ------      ----------
   Antelope/Kern        July      0.0%        $220/af           July        0.0%         $220/af
   Bakersfield *        July     18.3%         136/af           July        7.4%          146/af
   Bear Gulch           July      2.7%       1.13/ccf           July        4.4%        1.18/ccf
   City of Commerce     Jan       2.0%         520/af           Jan         2.9%          535/af
   Dominguez            Jan       2.0%         520/af           Jan.        2.9%          535/af
   East Los Angeles     July      0.0%         457/af           July        6.8%          488/af
   Hawthorne            Jan       2.0%         520/af           Jan.        2.9%          535/af
   Hermosa-Redondo      Jan       2.0%         520/af           Jan.        2.9%          535/af
   Livermore            Jan.      0.0%       1.29/ccf           Jan.        0.0%        1.29/ccf
   Los Altos            July      7.6%         495/af           July        6.1%          525/af
   Oroville             Jan       0.0%      69,200/yr           Jan.        8.4%       75,000/yr
   Palos Verdes         Jan       2.0%         520/af           Jan.        2.9%          535/af
   Mid Peninsula        July      2.7%       1.13/ccf           July        4.4%        1.18/ccf
   Redwood Valley       May       5.0%       46.17/af           May         4.0%        48.00/af
   So. San Francisco    July      2.7%       1.13/ccf           July        4.4%        1.18/ccf
   Stockton             April   -10.9%     304,592/mo           April      23.5%      376,292/mo
   Westlake             Jan.      4.1%         587/af           Jan.        8.4%          636/af

      af = acre foot; ccf = hundred cubic feet; yr = fixed annual cost; mo = fixed monthly cost * treated water

      See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - WATER SUPPLY" concerning more information on adequacy of supplies.

      The Company works with all local suppliers and agencies responsible for water supply to insure adequate, long-term supply for each system.

      Non-regulated Operations
      ------------------------
      Non-regulated operations include full service operation and maintenance of water systems for cities and private owners, operation of recycled water systems, meter reading services, utility billing services, laboratory services, water rights brokering, sales of surplus properties, and leases of antenna sites.

      Non-regulated revenue received from water system operations is generally determined on a fee-per-customer basis. With the exception of the agreements for operation of the City of Hawthorne and City of Commerce water systems, revenue and expenses from non-regulated operations are accounted for in other income and expense on a pretax basis in the Consolidated Statements of Income. The Company reports revenue and expenses for the City of Hawthorne and City of Commerce leases in operating revenue and operating expenses because the Company is entitled to retain all customer billings and is generally responsible for all operating expenses.

      The Company operates municipally owned water systems under contract for the various cities. Washington Water operates numerous private water systems under contract arrangements. The City of Hawthorne lease is a 15-year lease and expires in 2011. The City of Commerce lease is a 15-year lease and expires in 2018. The terms of other operating agreements range from one-year to three-year periods with provisions for renewals.

      The Company provides meter reading and customer billing services for several municipalities in California. The Company also provides sewer and refuse billing services to several municipalities.

      In February 1996, the Company entered into an agreement to operate the City of Hawthorne water system. The system, which is located near the Hermosa-Redondo district, serves about half of Hawthorne's population. The agreement required the Company to make an up-front $6.5 million lease payment to the city that is being amortized over the lease term. Additionally, annual lease payments of $0.1 million are made to the city and indexed to changes in water rates. Under the lease, the Company is responsible for all aspects of system operation and capital improvements, although title to the system and system improvements reside with the city. At the end of the lease, the city is required to reimburse the Company for the unamortized value of capital improvements made during the term of the lease. In exchange, the Company receives all revenue from the water system, which was $5.9 million and $5.4 million in 2004 and 2003, respectively.

      In July 2003, an agreement was negotiated with the City of Commerce to lease and operate its water system. At this time, the lease has not been formally executed by the parties. Both parties are in agreement with substantially all terms and are operating as if the agreement was executed. The lease requires the Company to pay $0.8 million per year in monthly installments and pay $200 dollars per acre-foot for water usage exceeding 2,000 acre-feet per year plus a percentage of certain operational savings that may be realized. Under the lease agreement, the Company is responsible for all aspects of the system's operations. The city is responsible for capital expenditures, and title to the system and system improvements resides with the city. The Company has risks of operation and collection of amounts billed to customers. The agreement includes a procedure to request rate changes for costs changes outside of the Company's control and other cost changes. In exchange, the Company receives all revenue from the system, which totaled $1.8 million for 2004 and $0.8 million for the six month period ended December 2003.

      The Company leases antenna sites to telecommunication companies, which place equipment at various Company owned sites. Individual lease payments range from $700 to $2,600 dollars per month. The antennas are used in cellular phone and personal communication applications. The Company continues to negotiate new leases for similar uses.

      The Company provides laboratory services to San Jose Water Company and Great Oaks Water Company and for the systems under operation and maintenance agreements.

      Utility Plant Construction
      --------------------------
      The Company has continually extended, enlarged, and replaced its facilities as required to meet increasing demands and to maintain the water systems. The Company obtains construction financing using funds from operations, short-term bank borrowings, long-term financing, advances for construction and contributions in aid of construction that are funded by developers. The amounts received from these sources are shown in the section captioned "Statements of Cash Flows" in the annual report, which is incorporated into this document by reference. Advances for construction are cash deposits from developers for construction of water facilities or water facilities deeded from developers. These advances are generally refundable without interest over a period of 40 years by equal annual payments. Contributions in aid of construction consist of nonrefundable cash deposits or facilities transferred from developers, primarily for fire protection and relocation projects. The Company cannot control the amount received from developers. This amount fluctuates from year-to-year as the level of construction activity carried on by developers varies.
      This activity is impacted by the demand for housing, commercial development, and general business conditions, including interest rates.

      See Item 7, "Management's  Discussion and Analysis of Financial  Condition
      and  Results  of  Operations  -  LIQUIDITY  AND  CAPITAL   RESOURCES"  for
      additional information.

      Sale of Surplus Real Properties
      -------------------------------
      When properties are no longer used and useful for public utility purposes, the Company is no longer allowed to earn a return on its investment in the property in the regulated business. The surplus property is transferred out of the regulated operations and some properties have been sold or offered for sale. As these sales are subject to local real estate market conditions and can take several months or years to close, income from the sale of surplus properties may or may not be consistent from year to year. The CPUC is currently reviewing the Company's handling of these surplus properties, which may adversely impact future sales, results of operations and cash flows. See item 3, "LEGAL PROCEEDINGS" for additional information.

      California Energy Situation
      ---------------------------
      The business uses electrical power primarily to pump water from its sources and move it through the distribution systems. The California energy crisis was well publicized. In response to supply shortages, electric power rates were increased significantly in 2001 and 2002. Electricity rates stabilized during 2003 and the Company received credits from the electrical power companies. Electricity rates were lower in 2004 as compared to 2003. Electrical power costs are described in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - RESULTS OF OPERATIONS."

      There is still uncertainty about the state's ability to avoid future rolling electric blackouts, although the Company did not experience any major electric blackouts during 2004 or 2003. The Company continues to use power efficiently to pass lower power costs on to its customers. The Company maintains backup power systems to continue water service to its customers if the power companies' supplies are interrupted. Many of the Company's well sites are equipped with emergency electric generators designed to produce electricity to keep the wells operating during power outages. Storage tanks also provide customers with water during blackout periods.

      Security at Company Facilities
      ------------------------------
      Due to terrorist and other risks, the Company has heightened security at its facilities over the past few years and has taken added precautions to protect its employees and the water delivered to customers. In 2002,
      federal   legislation   was  enacted  that  resulted  in  new  regulations
      concerning security of water facilities, including submitting vulnerability assessment studies to the federal government. The Company has complied with EPA regulations concerning vulnerability assessments and has made filings to the EPA as required. In addition, communication plans have been developed as a component of the Company's procedures. While the Company does not make public comments on its security programs, the Company has been in contact with federal, state, and local law enforcement agencies to coordinate and improve water delivery systems' security.

      Quality of Water Supplies
      -------------------------
      The Company operating practices are designed to produce potable water in accordance with accepted water utility practices. Water entering the distribution systems from surface sources is treated in compliance with federal and state Safe Drinking Water Acts (SWDA) standards. Most well supplies are chlorinated or chloramined for disinfection. Water samples from each water system are analyzed on a regular, scheduled basis in compliance with regulatory requirements. The Company operates two state-certified water quality laboratories at the San Jose General Office and Kern River Valley facilities that provide testing for most California operations. Certain tests in California are contracted with independent certified labs qualified under the Environmental Laboratory Accreditation Program. Local independent state certified labs provide water sample testing for the Washington, New Mexico and Hawaii operations.
      In recent years, federal and state water quality regulations have continued to increase water testing requirements. The SDWA continues to be amended to reflect new public health concerns. The Company monitors water quality standard changes and upgrades its treatment capabilities to maintain compliance with the various regulations.

      Competition and Condemnation
      ----------------------------
      The Company's principal operations are regulated by the Commission of each state. Under state laws, no privately owned public utility may compete within any service territory that the Company already serves without first obtaining a certificate of public convenience and necessity from the Commission. Issuance of such a certificate would only be made upon finding that the Company's service is deficient. To management's knowledge, no application to provide service to an area served by the Company has been made.

      State law provides that whenever a public agency constructs facilities to extend a utility system into the service area of a privately owned public utility, such an act constitutes the taking of property and requires reimbursement to the utility for its loss. State statutes allow municipalities, water districts and other public agencies to own and operate water systems. These agencies are empowered to condemn properties already operated by privately owned public utilities. The agencies are also authorized to issue bonds, including revenue bonds, for the purpose of acquiring or constructing water systems. However, if a public agency were to acquire utility property by eminent domain action, the utility would be entitled to just compensation for its loss. Such an action was being contemplated in the Company's Selma district, but upon further review, this condemnation action was rejected by the city council. To management's knowledge, no municipality, water district, or other public agency is contemplating or has any action pending to acquire or condemn any of the Company's systems.

      In recent years, consolidation within the water industry has accelerated. A number of publicly traded water companies have been acquired or merged into larger domestic companies. Several acquisitions of publicly traded companies have also been completed by much larger foreign companies. The Company participated in the industry consolidation by acquiring Dominguez Services Corporation in 2000, making other small acquisitions and pursuing expansion of its non-regulated operations. The Company intends to continue pursuit of opportunities to expand its business in the western United States.

      Environmental Matters
      ---------------------
      The Company's operations are subject to environmental regulation by various governmental authorities. Environmental affairs programs have been designed to provide compliance with water discharge regulations, underground and above ground fuel storage tank regulations, hazardous materials management plans, hazardous waste regulations, air quality permitting requirements, wastewater discharge limitations and employee safety issues related to hazardous materials. Also, the Company actively investigates alternative technologies for meeting environmental regulations and continues the traditional practices of meeting environment regulations.

      Human Resources
      ---------------
      At year-end 2004, the Company had 837 employees, including 43 at Washington Water, 15 at New Mexico Water and 6 at Hawaii Water. The Company had 813 and 802 employees in 2003 and 2002, respectively. In California, most non-supervisory employees are represented by the Utility Workers Union of America, AFL-CIO, except certain engineering and laboratory employees who are represented by the International Federation of Professional and Technical Engineers, AFL-CIO. At December 31, 2004, there were 556 union employees. In December 2002, the Company negotiated three-year agreements with both unions covering 2003 through 2005. Improvements in employee benefit plans, principally pension benefits, and wage increases were part of the agreement. Wage increases under the agreements are 1% in 2003, 1.5% in 2004 and 2% in 2005. For 2005, the agreements allowed for re-negotiations of wage increases, which were subsequently changed to 2.5% for 2005. The agreements are scheduled for renewal in the second half of 2005 and the Company maintains good relationships with the unions. Employees at Washington Water, New Mexico Water, and Hawaii Water do not belong to unions.

d. Financial Information about Foreign and Domestic Operations and Export Sales.
   -----------------------------------------------------------------------------

      The Company does not have export sales.


Item 2.  Properties.

      The Company's physical properties consist of offices and water systems to accomplish the production, storage, treatment, and distribution of water. These properties are located in or near the Geographic Service Areas listed above in Item 1.c. "Narrative Description of the Business." The general office, which houses accounting, engineering, information systems, human resources, purchasing, regulatory, water quality, and executive staffs is located in San Jose, California. All properties are maintained in good operating condition.

      The real properties owned are held in fee simple title. Properties owned by Cal Water are subject to the indenture securing first mortgage bonds of which $27 million remained outstanding at December 31, 2004. Washington Water has long-term bank loans that are secured primarily by utility plant. New Mexico Water has a long-term loan which is secured by utility plant.

      Cal Water owns 654 wells and operates 10 leased wells. There were 386 owned storage tanks with a capacity of 251 million gallons, 31 managed storage tanks with a capacity of 28 million gallons, and 3 reservoirs with a capacity of 220 million gallons. There are 5,400 miles of supply and distribution mains in the various systems.

      Washington Water owns 306 wells and manages 94 wells. There are 110 owned storage tanks and 37 managed storage tanks with a storage capacity of 7 million gallons. There are 386 miles of supply and distribution lines.

      New Mexico Water owns 10 wells. There are 6 storage tanks with a storage capacity of 4 million gallons. There are 94 miles of supply and distribution lines.

      Hawaii Water owns 6 wells. There are 3 storage tanks with a storage capacity of 5 million gallons. There are 30 miles of supply and distribution lines.

      In the leased City of Hawthorne and City of Commerce systems or in systems that are operated under contract for municipalities or private companies, title to the various properties is held exclusively by the municipality or private company.

      Water supply, security, environmental, condemnation and utility plant construction items are discussed in Item 1.c, Narrative of the Business. Utility Plant construction items are also discussed in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - LIQUIDITY AND CAPITAL RESOURCES."

Item 3.  Legal Proceedings.

      In 1995, the State of California's  Department of Toxic Substances Control
      (DTSC) named Cal Water as a potential responsible party for cleanup of a toxic contamination plume in the Chico groundwater. The toxic spill occurred when cleaning solvents, which were discharged into the city's sewer system by local dry cleaners, leaked into the underground water supply. The DTSC contends that Cal Water's responsibility stems from its operation of wells in the surrounding vicinity that caused the contamination plume to spread. While Cal Water is cooperating with the cleanup effort, Cal Water denies any responsibility for the contamination or the resulting cleanup and intends to vigorously resist any action that may be brought against Cal Water. In December 2002, Cal Water was named along with other defendants in two lawsuits filed by DTSC for the cleanup of the plume. The suits assert that the defendants are jointly and severally liable for the estimated cleanup of $8.7 million. A mediation process has begun and no settlement demands by any party have been made at this time. Management believes that insurance coverage exists for this claim and if Cal Water were ultimately held responsible for a portion of the cleanup costs, there would not be a material adverse effect to its financial position or results of operations. Cal Water's insurance carrier is currently paying the cost of legal representation in this matter.

      In February 2003, the CPUC's Office of Ratepayer Advocates (ORA), a division of the CPUC responsible for representing ratepayers, recommended that Cal Water be fined up to $9.6 million and refund $0.5 million in revenue for failing to report three acquisitions as required by the CPUC. One acquisition was completed prior to adoption of the reporting requirement by the CPUC; the others were inadvertently not reported by Cal Water. In July 2004, the CPUC issued decision D. 04-07-033, in which Cal Water was assessed a fine of $75,000 and a reduction of 50 basis points (0.5%) in the allowed return on equity for its Salinas district, the district that included two of the three acquisitions. The reduction in the allowed return on equity will be terminated upon CPUC approval of the next GRC filing for the Salinas district, which is expected in the fourth quarter of 2005. Cal Water declined to appeal the decision.

      In June 2004, the City Council of Selma took initial steps to negotiate the purchase of the Company's Selma water system under condemnation procedures. In October 2004, the City Council voted unanimously not to adopt a resolution of necessity and to abandon its condemnation effort.

      In 1995, the California Legislature enacted the Water Utility Infrastructure Improvement Act of 1995 (Infrastructure Act) to encourage water utilities to sell surplus properties and reinvest in needed water utility facilities. In September 2003, the CPUC issued decision D.03-09-021 in Cal Water's 2001 GRC filing. In this decision, the CPUC ordered Cal Water to file an application setting up an Infrastructure Act memorandum account with an up-to-date accounting of all real property that was at any time in rate base and that Cal Water had sold since the effective date of the Infrastructure Act. Additionally, the decision directed the CPUC staff to file a detailed report on its review of Cal Water's application. On January 11, 2005, the ORA issued a report expressing its opinion that Cal Water had not proven that surplus properties sold since 1996 were no longer used and useful. The ORA recommended that Cal Water be fined $160,000 and that gains from property sales should generally benefit ratepayers. Management strongly disagrees with ORA's conclusions and recommendations.

      During the period under review, Cal Water's cumulative gains from surplus property sales were $19.2 million, which included an inter-company gain related to a transaction with Utility Services and a like-kind exchange with a third party. If the CPUC finds any surplus property sale or transfer was recorded inappropriately, Cal Water's rate base could be reduced, which would lower future revenues, net income, and cash flows. Management believes it has fully complied with the Infrastructure Act and that ORA's conclusions and recommendations are without merit. Cal Water intends to vigorously oppose ORA's findings. Accordingly, Cal Water has not accrued a liability in the financial statements for ORA's recommendations. At this time, Cal Water does not know when or how the CPUC will rule in this matter.

      Periodically, the Company is involved in other proceedings or litigation arising in the ordinary course of business. Management does not believe that the ultimate resolution of these matters will materially affect the Company's financial position, results of operations, or cash flows.


Item 4.  Submission of Matters to a Vote of Security Holders.

      No matters were submitted to a vote of security holders in the fourth quarter of 2004.

Executive Officers of the Registrant
------------------------------------

Name                        Positions and Offices with California Water Service Group                Age
----                        ---------------------------------------------------------                ---

Robert W. Foy               Chairman of the Board since January 1, 1996.  A director since            68
(1)                         1977.  Formerly President and Chief Executive Officer of Pacific
                            Storage Company,  a diversified  transportation  and
                            warehousing  company  with  operations  in Stockton,
                            Modesto,  Sacramento,  San Jose, Vallejo, Merced and
                            Auburn,  California,  where he had been employed for
                            32 years

Peter C. Nelson             President and Chief Executive Officer since February 1, 1996.             57
(2)                         Formerly Vice President, Division Operations (1994-1995) and
                            Region  Vice President (1989-1994), Pacific Gas & Electric
                            Company, a gas and electric public utility

Richard D. Nye              Vice President, Chief Financial Officer and Treasurer since               50
(3)                         March 2003. Formerly Acting Chief Financial Officer (2001-2002)
                            and Vice President of Finance and Administration (1998-2002) of
                            Cornerstone Propane Partners, L.P., a propane distribution company;
                            previously served in various finance management positions with
                            Frito-Lay, Inc., a snack food company (1989-1998)

Paul G. Ekstrom             Corporate Secretary since August 1996; Operations                         52
(4)                         Coordinator, 1993 to 1996; District Manager, Livermore,
                            1988 to 1993; previously served in various field management positions since 1979; an employee since 1972

Calvin L. Breed             Controller, Assistant Secretary and Assistant Treasurer since             49
(5)                         Nov. 1994; previously Treasurer of TCI International, Inc. (1984-1994);
                            a certified public accountant with Arthur Andersen & Co. (1980-1983)

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

(3) Holds the same position with California Water Service Company, New Mexico Water Service Company, Washington Water Service Company, Hawaii Water Service Company, Inc. and CWS Utility Services. As noted, Mr. Nye previously served as Vice President Finance and Administration and Acting Chief Financial Officer of Cornerstone Propane Partners, L.P. Cornerstone markets and distributes propane gas in the United States. On June 3, 2004, approximately 19 months after the departure of Mr. Nye, Cornerstone filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code. At that time, Cornerstone announced that it was filing for bankruptcy in connection with an agreement it had reached with its senior secured creditors to restructure the company. On December 20, 2004, Cornerstone announced that it had emerged from bankruptcy. Cornerstone Propane Partners, L.P., Debtor Case No. 04-13855 (U.S. Bankruptcy Court S.D.N.Y.).

(4) Vice President, Customer Service with California Water Service Company, and Corporate Secretary of California Water Service Company, New Mexico Water Service Company, Washington Water Service Company, Hawaii Water Service Company, Inc. and CWS Utility Services

(5)   Holds the same position with California Water Service Company


Name                        Positions and Offices with California Water Service Company              Age
----                        -----------------------------------------------------------              ---
Francis S. Ferraro          Vice President, Regulatory Matters and Corporate Development              55
(1)                         since May 2001; Vice President, Regulatory Matters, August 1989
                            to May 2001.  Employed by the California Public Utilities
                            Commission for 16 years, including 1985 through 1989 as an administrative law judge; an employee since 1989

Robert R. Guzzetta          Vice President, Engineering and Water Quality since August 1996;          50
(2)                         Chief Engineer, 1990 to 1996; Assistant Chief Engineer, 1988 to
                            1990; various engineering department positions since 1977

Christine L. McFarlane      Vice President, Human Resources since August 1996; Director               58
                            of Human Resources, 1991 to 1996; Assistant Director of
                            Personnel, 1989 to 1991; an employee since 1969

Dan L. Stockton             Vice President, Information Systems since April 2001;                     60
                            from 1991 to 2001 he served as Chief Operating Officer of
                            Great Oaks Water Company

Raymond H. Taylor           Vice President, Operations since April 1995; Vice President and           59
                            Director of Water Quality, 1990 to 1995; Director of Water Quality,
                            1986 to 1990; an employee since 1982; prior to 1982 an employee of the United States Environmental Protection Agency

(1) Also, Vice President, Corporate Development with CWS Utility Services, Vice President, Regulatory Matters with Hawaii Water Service Company, Inc., and Vice President, Regulatory Matters with New Mexico Water Service Company.

(2)  Also, Vice President, Engineering with CWS Utility Services.


Name                        Positions and Offices with Washington Water Service Company               Age
----                        -----------------------------------------------------------               ---
Michael P. Ireland          President since December 1999; previously President of Harbor Water       51
                            Company, Gig Harbor, Washington from 1985 to 1999


No officer or director has any family relationship to any other executive officer or director. No executive officer is appointed for any set term. There are no agreements or understandings between any executive officer and any other person pursuant to which he/she was selected as an executive officer.

                                     PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

         The Company's common stock is traded on the New York Stock exchange under the symbol "CWT". At December 31, 2004, there were 18,367,246 common shares and 139,000 preferred shares outstanding and 4,000 stockholders of record.

         Additional information required by this Item is contained in the section captioned "Quarterly Financial Data" in the 2004 Annual Report to Stockholders and is incorporated herein by reference. The 2004 Annual Report to Stockholders is included with this report as Exhibit 13.1.


Item 6.  Selected Financial Data.

         The information required by this Item is contained in the section captioned "Ten-Year Financial Review" in the 2004 Annual Report to Stockholders and is incorporated herein by reference. The 2004 Annual Report to Stockholders is included with this report as Exhibit 13.1.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         The information required by this Item is contained in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations," in the 2004 Annual Report to Stockholders and is incorporated herein by reference. The 2004 Annual Report to Stockholders is included with this report as Exhibit 13.1.


Item 7A  Quantitative and Qualitative Disclosures About Market Risk

         The information required by this Item is contained in the section captioned "Financial Risk Management" in the 2004 Annual Report to Stockholders and is incorporated herein by reference. The 2004 Annual Report to Stockholders is included with this report as Exhibit 13.1.


Item 8.  Financial Statements and Supplementary Data.

         The information required by this Item is contained in the 2004 Annual Report to Stockholders and is incorporated herein by reference. The 2004 Annual Report to Stockholders is included with this report as
         Exhibit 13.1.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         None.

Item 9A. Controls and Procedures

         The information required by this Item is contained in the sections, "Controls and Procedures" and "Report of Independent Registered Public Accounting Firm" in the 2004 Annual Report to Stockholders and is incorporated herein by reference. The 2004 Annual Report to Stockholders is included with this report as Exhibit 13.1.

Item 9B. Other Information

         None.


                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

         The information required by this Item as to directors of the Company is contained in the sections captioned "Board Structure," "Proposals of the Board; Proposal No. 1 - Election of Directors" and "Other Matters - Code of Ethics" of the 2005 Proxy Statement, and is incorporated herein by reference. Information regarding executive officers is included in a separate section captioned "Executive Officers of the Registrant" contained in Part I of this report.

Item 11. Executive Compensation.

         The information required by this Item as to directors of the Company is included under the caption "Director Compensation Arrangements" of the 2005 Proxy Statement and is incorporated herein by reference. The information required by this Item as to compensation of executive officers, including officers who are directors, is included under the caption "Executive Compensation" of the 2005 Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

         The information required by this Item is contained in the section captioned "Stock Ownership of Management and Certain Beneficial Owners" of the 2005 Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions.

         Cal Water provides laboratory services to a subsidiary of SJW Corp., which has ownership of over 5% of the Company's common stock outstanding. The rates charged are comparable to rates charged to other third parties. The revenue for 2004 was approximately $0.1 million. The revenue and income from these activities are not significant to the business.

Item 14. Principal Accountant Fees and Services

         The information required by this Item is contained in the section captioned "Relationship with the Independent Registered Public Accounting Firm" of the 2005 Proxy Statement and is incorporated herein by reference.

                                     PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) As part of this Form 10-K, the following documents are being filed:

      1. Financial Statements:

              Consolidated Balance Sheets as of December 31, 2004 and 2003

              Consolidated Statements of Income for the years ended December 31, 2004, 2003 and 2002

              Consolidated   Statements  of  Common   Stockholders'  Equity  and
              Comprehensive Income for the years ended December 31, 2004, 2003 and 2002

              Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002

              Notes to Consolidated Financial Statements, December 31, 2004, 2003 and 2002

              Controls and Procedures

              Reports of Independent Registered Public Accounting Firm

              The above financial statements are contained in sections bearing the same captions in the 2004 Annual Report to Stockholders which is filed with this Form 10-K and incorporated herein by reference. Refer to Exhibit 13.1 of this Form 10-K.

      2. Financial Statement Schedules: No financial statement schedules are being included since the information otherwise required is included in the financial statements and the notes thereto.

      3. Exhibits  required  to be  filed  by Item 601 of  Regulation  S-K:  The
         Exhibit Index on page 26 of this Form 10-K is incorporated herein by reference.

              (a) The exhibits filed as part of this Form 10-K are attached, unless otherwise indicated. The exhibits listed in the
                      Exhibit Index that are not filed with this Form 10-K were previously filed with the Securities and Exchange Commission as indicated and are hereby incorporated by reference.

              (b) Exhibits required to be filed by Item 601 of Regulation S-K. Refer to Item (a) 3 above and the Exhibit Index on page 26 of this Form 10-K.

              (c) Additional Financial Statement Schedules. No filings are required under this Item.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      CALIFORNIA WATER SERVICE GROUP

Date: February 23, 2005               By /s/ Peter C. Nelson
                                      PETER C. NELSON,
                                      President and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Date: February 23, 2005               /s/ Robert W. Foy
                                      ROBERT W. FOY
                                      Chairman, Board of Directors

Date: February 23, 2005               /s/ Douglas M. Brown
                                      DOUGLAS M. BROWN
                                      Member, Board of Directors

Date: February 23, 2005               /s/ Edward D. Harris, Jr.
                                      EDWARD D. HARRIS, JR., M.D.
                                      Member, Board of Directors

Date: February 23, 2005               /s/ Bonnie G. Hill
                                      BONNIE G. HILL
                                      Member, Board of Directors

Date: February 23, 2005               /s/ David N. Kennedy
                                      DAVID N. KENNEDY
                                      Member, Board of Directors

Date: February 23, 2005               /s/ Richard P. Magnuson
                                      RICHARD P. MAGNUSON
                                      Member, Board of Directors

Date: February 23, 2005               /s/ Linda R. Meier
                                      LINDA R. MEIER
                                      Member, Board of Directors

Date: February 23, 2005               /s/ Peter C. Nelson
                                      PETER C. NELSON
                                      President and Chief Executive Officer,
                                      Principal Executive Officer
                                      Member, Board of Directors

Date: February 23, 2005               /s/ George A. Vera
                                      GEORGE A. VERA
                                      Member, Board of Directors

Date: February 23, 2005               /s/ Richard D. Nye
                                      RICHARD D. NYE
                                      Vice President, Chief Financial
                                      Officer and Treasurer;
                                      Principal Financial Officer

Date: February 23, 2005               /s/ Calvin L. Breed
                                      CALVIN L. BREED
                                      Controller, Assistant Secretary and
                                        Assistant Treasurer;
                                      Principal Accounting Officer

                                  EXHIBIT INDEX

Exhibit
Number
------

     Unless filed with this Form 10-K, the documents listed are incorporated by reference to the filings referred to:

3. Articles of Incorporation and By-laws:

       3.1 Certificate of Incorporation of California Water Service Group (Filed as Exhibit B of the California Water Service Group Proxy Statement dated March 18, 1999)

       3.2 Restated By-laws of California Water Service Group as amended on January 26, 2000 (Exhibit E-2 to Current Report on Form 8-K filed February 3, 2000)

4. Instruments Defining the Rights of Security Holders of California Water Service Group, including Indentures:

       4.1 Shareholder Rights Plan; an agreement between California Water Service Group and BankBoston, N.A., rights agent, dated January 28, 1998 (Exhibit 1 to Registration Statement on Form 8-A filed February 13, 1998)

       4.2 Certificate of Designations regarding Series D Participating Preferred Stock, as filed with Delaware Secretary of State on September 16, 1999 (Exhibit 4.2 to Annual Report on Form 10-K for the year ended December 31, 2003)

       4.3 Thirty-fourth Supplemental Indenture dated as of November 1, 1990, covering First Mortgage 9.86% Bonds, Series CC. (Exhibit 4 to Annual Report on Form 10-K for the year ended December 31,
               1990)

       4.4     [reserved]

       4.5     [reserved]

       4.6     [reserved]

       4.7 Note Agreement dated August 15, 1995, pertaining to issuance of $20,000,000, 7.28% Series A Unsecured Senior Notes, due November 1, 2025 (Exhibit 4 to Quarterly Report on Form 10-Q for the quarter ended September 30, 1995)

       4.8 Note Agreement dated March 1, 1999, pertaining to issuance of $20,000,000, 6.77% Series B Unsecured Senior Notes, due November 1, 2028 (Exhibit 4.1 to Annual Report on Form 10-K for the year ended December 31, 1999)

       4.9 First Supplement dated October 1, 2000, to Note Agreement of March 1, 1999, pertaining to issuance of $20,000,000, 8.15% Series C Unsecured Senior Notes, due November 1, 2030 (Exhibit
               4.12 to Annual  Report on Form 10-K for year ended  December  31,
               2000)

       4.10 Second Supplement dated September 1, 2001, to Note Agreement of March 1, 1999, pertaining to issuance of $20,000,000, 7.13% Series D Unsecured Senior Notes, due November 1, 2031 (Exhibit
               4.1 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2001)

       4.11 Third Supplement dated May 1, 2002, to Note Agreement of March 1, 1999, pertaining to issuance of $20,000,000, 7.11% Series E Unsecured Senior Notes, due May 1, 2032 (Exhibit 4.1 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2002)

       4.12 Fourth Supplement dated August 15, 2002, to Note Agreement of March 1, 1999, pertaining to issuance of $20,000,000, 5.90% Series F Unsecured Senior Notes, due November 1, 2017 (Exhibit
               4.14 to Annual Report on Form 10-K for the year ended December 31, 2002)

       4.13 Fifth Supplement dated November 1, 2002, to Note Agreement of March 1, 1999, pertaining to issuance of $20,000,000, 5.29% Series G Unsecured Senior Notes, due November 1, 2022 (Exhibit
               4.15 to Annual Report on Form 10-K for the year ended December 31, 2002)

       4.14 Sixth Supplement dated December 1, 2002, to Note Agreement of March 1, 1999, pertaining to issuance of $20,000,000, 5.29% Series H Unsecured Senior Notes, due December 1, 2022 (Exhibit
               4.16 to Annual Report on Form 10-K for the year ended December 31, 2002)

       4.15 Ninth Supplement dated February 15, 2003, to Note Agreement of March 1, 1999, pertaining to issuance of $10,000,000, 4.58% Series K Unsecured Senior Notes, due June 30, 2010 (Exhibit 4.17 to Annual Report on Form 10-K for the year ended December 31,
               2002)

       4.16 Tenth Supplement dated February 15, 2003, to Note Agreement of March 1, 1999, pertaining to issuance of $10,000,000, 5.48% Series L Unsecured Senior Notes, due March 1, 2018 (Exhibit 4.18 to Annual Report on Form 10-K for the year ended December 31,
               2002)

       4.17 Thirteenth Supplemental Trust Indenture whereby California Water Service Company became the successor to Dominguez Water Corporation in the original trust indenture for Dominguez Water Corporation dated August 1, 1954 (Exhibit 4.13 to Annual Report on Form 10-K for the year ended December 31, 2000 [included within Exhibit 4.12 to such report])

       4.18 Eleventh Supplemental Trust Indenture dated as of December 8, 1992, covering First Mortgage 8.86% Bonds, Series J (Exhibit 10.2 to Annual Report on Form 10-K for the year ended December 31, 1997, of Dominguez Services Corporation)

       4.19 Twelfth Supplemental Indenture dated as of December 1, 1997, covering First Mortgage 6.94% Bonds, Series K due 2012 (Exhibit
               10.3 to Annual Report on Form 10-K for the year ended December 31, 1997, of Dominguez Services Corporation)

       4.20 Seventh Supplement dated May 1, 2003, to Note Agreement of March 1, 1999, pertaining to issuance of $10,000,000, 5.54% Series I Unsecured Senior Notes, due May 1, 2023 (Exhibit 4.22 to Quarterly Report on Form 10-Q for the quarter ended March 31,
               2003)

       4.21 Amended and Restated Eighth Supplement dated May 1, 2003, to Note Agreement of March 1, 1999, pertaining to issuance of $10,000,000, 5.44% Series J Unsecured Senior Notes, due May 1, 2018 (Exhibit 4.23 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2003)

       4.22 Twelfth Supplement dated October 24, 2003 to Note Agreement of March 1, 1999, pertaining to the issuance of $20,000,000, 5.55%, Series N Unsecured Senior Notes due December 1, 2013 (Exhibit
               4.24 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2003)

       4.23 Eleventh Supplement dated November 3, 2003, to Note Agreement of March 1, 1999, pertaining to the issuance of $20,000,000, 5.52%, Unsecured Series M Senior Notes due November 1, 2013 (Exhibit
               4.25 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2003)

10. Material Contracts.

       10.1 Water Supply Contract between Cal Water and County of Butte relating to Cal Water's Oroville District; Water Supply Contract between Cal Water and the Kern County Water Agency relating to Cal Water's Bakersfield District; Water Supply Contract between Cal Water and Stockton East Water District relating to Cal Water's Stockton District. (Exhibits 5(g), 5(h), 5(i), 5(j), Registration Statement No. 2-53678, which exhibits are incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 1974)

       10.2 Settlement Agreement and Master Water Sales Contract between the City and County of San Francisco and Certain Suburban Purchasers dated August 8, 1984; Supplement to Settlement Agreement and Master Water Sales Contract, dated August 8, 1984; Water Supply Contract between Cal Water and the City and County of San Francisco relating to Cal Water's Bear Gulch District dated August 8, 1984; Water Supply Contract between Cal Water and the City and County of San Francisco relating to the Cal Water's San Carlos District dated August 8, 1984; Water Supply Contract between Cal Water and the City and County of San Francisco relating to Cal Water's San Mateo District dated August 8, 1984; Water Supply Contract between Cal Water and the City and County of San Francisco relating to Cal Water's South San Francisco District dated August 8, 1984. (Exhibit 10.2 to Annual Report on Form l0-K for the year ended December 31,1984)

       10.3 Water Supply Contract dated January 27, 1981, between Cal Water and the Santa Clara Valley Water District relating to Cal Water's Los Altos District (Exhibit 10.3 to Annual Report on Form 10-K for the year ended December 31, 1992)

       10.4 Amendments No. 3, 6 and 7 and Amendment dated June 17, 1980, to Water Supply Contract between Cal Water and the County of Butte relating to Cal Water's Oroville District. (Exhibit 10.5 to Annual Report on Form 10-K for the year ended December 31, 1992)

       10.5 Amendment dated May 31, 1977, to Water Supply Contract between Cal Water and Stockton-East Water District relating to Cal Water's Stockton District. (Exhibit 10.6 to Annual Report on Form 10-K for the year ended December 31, 1992)

       10.6 Second Amended Contract dated September 25, 1987, among Stockton East Water District, California Water Service Company, the City of Stockton, the Lincoln Village Maintenance District, and the Colonial Heights Maintenance District Providing for the Sale of Treated Water. (Exhibit 10.7 to Annual Report on Form 10-K for the year ended December 31, 1987)

       10.7 Water Supply Contract dated April 19, 1927, and Supplemental Agreement dated June 5, 1953, between Cal Water and Pacific Gas and Electric Company relating to Cal Water's Oroville District. (Exhibit 10.9 to Annual Report on Form 10-K for the year ended December 31, 1992)

       10.8    [reserved]

       10.9    [reserved]

       10.10 Agreement between the City of Hawthorne and California Water Service Company for the 15-year lease of the City's water system. (Exhibit 10.17 to Quarterly Report on Form 10-Q for the quarter ended March 31, 1996)

       10.11 Water Supply Agreement dated September 25, 1996, between the City of Bakersfield and California Water Service Company. (Exhibit
               10.18 to Quarterly Report on Form 10-Q for the quarter ended September 30, 1996)

       10.12 Water Supply Contract dated November 16, 1994, between California Water Service Company and Alameda County Flood Control and Water Conservation District relating to Cal Water's Livermore District (Exhibit 10.15 to Annual Report on Form 10-K for the year ended December 31, 1994)

       10.13   [reserved]

       10.14   California Water Service Group Directors Retirement Plan (Exhibit
               10.16 to Annual Report on Form 10-K for the year ended December 31, 1997) *

       10.15 $60,000,000 Business Loan Agreements between Bank of America as lead arranger/bank and California Water Service Group, and CWS Utility Services and California Water Service Company, and JCC Homes dated August 1, 2001; terminated February 28, 2003 (Exhibit
               10.1 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2001)

       10.16 $10,000,000 Business Loan Agreement between Bank of America and California Water Service Group and CWS Utility Services dated February 28, 2003 (Exhibit 10.17 to Annual Report on Form 10-K for the year ended December 31, 2002)

       10.17 $55,000,000 Business Loan Agreement between Bank of America and California Water Service Company dated February 28, 2003 (Exhibit
               10.18 to Annual Report on Form 10-K for the year ended December 31, 2002)

       10.18 Executive Severance Plan (Exhibit 10.24 to Annual Report on Form 10-K for the year ended December 31, 1998) *

       10.19 California Water Service Group Long-Term Incentive Plan (filed as Appendix A of the California Water Service Group proxy statement dated March 17, 2000) *

       10.20   California  Water  Service  Group  Deferred   Compensation   Plan
               effective January 1, 2001 (Exhibit 10.22 to Annual Report on Form 10-K for the year ended December 31, 2000) *

       10.21 California Water Service Company Supplemental Executive Retirement Plan effective January 1, 2001 (Exhibit 10.23 to Annual Report on Form 10-K for the year ended December 31, 2000)
               *

       10.22 Amendment No. 1 to California Water Service Company Supplemental Executive Retirement Plan effective January 1, 2001 (Exhibit
               10.22 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2004)*

       10.23 Amendment No. 1 effective June 25, 2003, to agreement with Bank of America dated February 28, 2003 (Exhibit 10.24 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2003)

       10.24 Water Supply Contract 99-73 between the City of Bakersfield and California Water Service Company, dated March 31, 1999 (Exhibit
               10.25 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2003)

       10.25 Amendment No. 1 to Water Supply Contract between the City of Bakersfield and California Water Service Company, dated October 3, 2001 (Exhibit 10.26 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2003)

       10.26 Amendment No. 2 effective February 18, 2004, to agreement with Bank of America dated February 28, 2003 (Exhibit 10.26 to Annual Report on Form 10-K for the year ended December 31, 2003)

       10.27 Amendment No. 2 to California Water Service Company Supplemental Executive Retirement Plan effective January 1, 2001 (Exhibit
               10.27 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2004)*

      10.28 $10,000,000 Business Loan Agreement between Bank of America, N.A. and California Water Service Group, CWS Utility Services, New Mexico Water Service Company, Washington Water Service Company, and Hawaii Water Service Company, Inc dated December 23, 2004. (Exhibit 10.1 to Current Report on Form 8-K filed on February 8,
               2005)

       10.29 $45,000,000 Business Loan Agreement between Bank of America, N.A. and California Water Service Company dated December 23, 2004. (Exhibit 10.2 to Current Report on Form 8-K filed on February 8,
               2005)

13. Annual Report to Security Holders:

       13.1 2004 Annual Report. Certain sections of the 2004 Annual Report to Stockholders are incorporated by reference in this 10-K filing and filed with this Form 10-K as Exhibit 13. This includes those sections referred to in Part I, Item 1, Business; Part I, Item 2, Properties; Part II, Item 5, Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Repurchases of Equity Securities; Part II, Item 6, Selected Financial Data; Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations; Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk; Part II, Item 8, Financial Statements and Supplementary Data; and Item 9A, Controls and Procedures

21. Subsidiaries of the Registrant

23. Consents of Experts and Counsel

       23.1    Consent of Independent Registered Public Accounting Firm

31.   Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

       31.1 Chief Executive Officer certification of financial statements pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

       31.2 Chief Financial Officer certification of financial statements pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32. Chief Executive Officer and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


*            Management contract or compensatory plan or arrangement