Form 10-Q
period 2005-03-31
CALIFORNIA WATER SERVICE GROUP
filed 2005-05-05
CIK 1035201

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

                                  408-367-8200
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common shares outstanding as of May 2, 2005 - 18,372,496.

TABLE OF CONTENTS
                                                                                     Page
                                                                                     ----
PART I  Financial Information

Item 1           Financial Statements...............................................   3

                 Condensed Consolidated Balance Sheets (unaudited)
                   March 31, 2005 and December 31, 2004.............................   4

                 Condensed Consolidated Statements of Income  (unaudited)
                   For the Three Months Ended March 31, 2005 and 2004...............   5

                 Condensed Consolidated Statements of Cash Flows (unaudited)
                   For the Three Months Ended March 31, 2005 and 2004...............   6

                 Notes to Condensed Consolidated Financial Statements...............   7

Item 2           Management's Discussion and Analysis of Financial Condition
                   and Results of Operations........................................  13

Item 3           Quantitative and Qualitative Disclosure about Market Risk..........  25

Item 4           Controls and Procedures............................................  25


PART II Other Information

Item 1           Legal Proceedings..................................................  26

Item 4           Submission of Matters to a Vote of Security Holders................  26


Item 6           Exhibits...........................................................  27

                 Signatures.........................................................  28

                 Index to Exhibits..................................................  29

PART I        FINANCIAL INFORMATION

Item 1.

FINANCIAL STATEMENTS

         The condensed consolidated financial statements presented in this filing on Form 10-Q have been prepared by management and are unaudited.

CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited
(In thousands, except per share data)
                                                                                                March 31,               December 31,
                                                                                                  2005                     2004
                                                                                               -----------              -----------
ASSETS
Utility plant:
         Utility plant                                                                         $ 1,160,399              $ 1,144,074
         Less accumulated depreciation and amortization                                            350,884                  343,769
                                                                                               -----------              -----------
               Net utility plant                                                                   809,515                  800,305
                                                                                               -----------              -----------
Current assets:
         Cash and cash equivalents                                                                  28,298                   18,820
         Receivables:
                    Customers                                                                       13,626                   15,867
                    Income taxes                                                                      --                      7,298
                    Other                                                                            3,422                    3,147
         Unbilled revenue                                                                            8,391                    9,307
         Materials and supplies at average cost                                                      3,396                    3,161
         Prepaid pension expense                                                                     1,976                    3,671
         Taxes and other prepaid expenses                                                            7,866                    9,122
                                                                                               -----------              -----------
                 Total current assets                                                               66,975                   70,393
                                                                                               -----------              -----------
Regulatory assets
                                                                                                    54,325                   53,477
Other assets                                                                                        19,575                   18,678
                                                                                               -----------              -----------
                                                                                               $   950,390              $   942,853
                                                                                               ===========              ===========
CAPITALIZATION AND LIABILITIES
Capitalization:
         Common stock, $.01 par value                                                          $       184              $       184
         Additional paid-in capital                                                                131,418                  131,271
         Retained earnings                                                                         152,257                  156,851
         Accumulated other comprehensive loss                                                         (701)                    (701)
                                                                                               -----------              -----------
               Total common stockholders' equity                                                   283,158                  287,605
         Preferred stock                                                                             3,475                    3,475
         Long-term debt, less current maturities                                                   274,414                  274,821
                                                                                               -----------              -----------
               Total capitalization                                                                561,047                  565,901
                                                                                               -----------              -----------
Current liabilities:
         Current maturities of long-term debt                                                        1,100                    1,100
         Short-term borrowings                                                                        --                       --
         Accounts payable                                                                           23,134                   19,745
         Accrued expenses and other liabilities                                                     42,545                   36,367
                                                                                               -----------              -----------
               Total current liabilities                                                            66,779                   57,212

Unamortized investment tax credits                                                                   2,721                    2,721
Deferred income taxes                                                                               54,555                   54,826
Regulatory and other liabilities                                                                    36,072                   35,986
Advances for construction                                                                          133,906                  131,292
Contributions in aid of construction                                                                95,310                   94,915
Commitments and contingencies                                                                         --                       --
                                                                                               -----------              -----------
                                                                                               $   950,390              $   942,853
                                                                                               ===========              ===========

See Accompanying Notes to Unaudited Condensed  Consolidated Financial Statements

CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Unaudited
(In thousands, except per share data)
For the three months ended:                                                                         March 31,              March 31,
                                                                                                      2005                    2004
                                                                                                    --------               --------
Operating revenue                                                                                   $ 60,303               $ 60,240
                                                                                                    --------               --------
Operating expenses:
     Water production costs                                                                           19,821                 21,161
     Other operations                                                                                 21,943                 20,337
     Maintenance                                                                                       3,658                  3,181
     Depreciation and amortization                                                                     6,996                  6,518
     Income taxes                                                                                        455                    958
     Property and other taxes                                                                          2,965                  2,694
                                                                                                    --------               --------
            Total operating expenses                                                                  55,838                 54,849
                                                                                                    --------               --------

            Net operating income                                                                       4,465                  5,391
                                                                                                    --------               --------
Other income and expenses:
            Non-regulated income, net                                                                    638                    550
            Gain (loss) on sale of non-utility property                                                   (2)                     1
                                                                                                    --------               --------
            Total other income and expenses                                                              636                    551
                                                                                                    --------               --------

Interest expense:
     Interest expense                                                                                  4,646                  4,646
     Less: capitalized interest                                                                          225                    150
                                                                                                    --------               --------
            Total interest expense                                                                     4,421                  4,496
                                                                                                    --------               --------

Net income                                                                                          $    680               $  1,446
                                                                                                    ========               ========

Earnings per share
     Basic                                                                                          $   0.03               $   0.08
                                                                                                    ========               ========
     Diluted                                                                                        $   0.03               $   0.08
                                                                                                    ========               ========


Weighted average shares outstanding
     Basic                                                                                            18,371                 16,932
                                                                                                    ========               ========
     Diluted                                                                                          18,403                 16,953
                                                                                                    ========               ========
Dividends per share of common stock                                                                 $ 0.2850               $ 0.2825
                                                                                                    ========               ========

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
(In thousands)
For the three months ended:                                                                           March 31,            March 31,
                                                                                                        2005                 2004
                                                                                                      --------             --------
Operating activities
           Net income                                                                                 $    680             $  1,446
                                                                                                      --------             --------
           Adjustments to reconcile net income to net cash
             Provided by operating activities:
                   Depreciation and amortization                                                         6,996                6,518
                   Deferred income taxes, investment tax credits
                           regulatory assets and liabilities, net                                       (1,061)                (175)
                   Gain  (loss) on sale of non-utility property                                              2                   (1)
                   Changes in operating assets and liabilities:
                           Receivables                                                                   9,264                4,353
                           Unbilled revenue                                                                916                  407
                           Taxes and other prepaid expenses                                              2,951                 (649)
                           Accounts payable                                                              3,389               (5,512)
                           Other current assets                                                           (235)                  82
                           Other current liabilities                                                     6,177                4,176
                           Other changes, net                                                             (527)              (1,107)
                                                                                                      --------             --------
                           Net adjustments                                                              27,872                8,092
                                                                                                      --------             --------
           Net cash provided by operating activities
                                                                                                        28,552                9,538
                                                                                                      --------             --------
Investing activities:
           Utility plant expenditures:
                   Company funded                                                                      (14,743)              (8,168)
                   Developer funded                                                                     (2,540)              (3,444)
           Proceeds from sale of non-utility property                                                     --                      6
                                                                                                      --------             --------
           Net cash used by investing activities                                                       (17,283)             (11,606)
                                                                                                      --------             --------
Financing activities:
           Net short-term borrowings                                                                      --                  3,346
           Payment of long-term debt                                                                      (407)                (183)
           Advances for construction                                                                     3,688                2,652
           Refunds of advances for construction                                                         (1,074)              (1,223)
           Contributions in aid of construction                                                          1,129                1,528
           Issuance of common stock                                                                        147                 --
           Dividends paid                                                                               (5,274)              (4,822)
                                                                                                      --------             --------
           Net cash (used in) provided by financing activities                                          (1,791)               1,298
                                                                                                      --------             --------

Change in cash and cash equivalents                                                                      9,478                 (770)
Cash and cash equivalents at beginning of period                                                        18,820                2,856
                                                                                                      --------             --------
Cash and cash equivalents at end of period                                                            $ 28,298             $  2,086
                                                                                                      ========             ========

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

                         CALIFORNIA WATER SERVICE GROUP
              Notes to Condensed Consolidated Financial Statements
                                 March 31, 2005


Note 1.  Organization and Operations
     California Water Service Group (the Company) is a holding company with five wholly owned subsidiaries that provide water utility and other related services in California, Washington, New Mexico and Hawaii. California Water Service Company (Cal Water), Washington Water Service Company (Washington Water), New Mexico Water Service Company (New Mexico Water), and Hawaii Water Service Company, Inc. (Hawaii Water) provide regulated utility services under the rules and regulations of their respective state's regulatory commissions. In addition, these entities and CWS Utility Services provide non-regulated water utility and utility-related services.

     The Company operates primarily in one business segment providing water utility services.


Note 2.  Summary of Significant Accounting Policies
     The interim financial information is unaudited. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments that are necessary to provide a fair presentation of the results for the periods covered. The adjustments consist only of normal recurring adjustments. The results for interim periods are not necessarily indicative of the results of the entire year. The condensed consolidated financial statements should be read in conjunction with the Company's consolidated financial statements for the year ended December 31, 2004, included in its Form 10-K as filed with the Securities and Exchange Commission on March 15, 2005.


Note 3.  Stock-based Compensation
     The Company had a stockholder-approved Long-Term Incentive Plan (which was replaced on April 27, 2005, by a stockholder-approved Equity Incentive
     Plan) that allows granting of non-qualified stock options. The Company has adopted the disclosure requirements of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition Disclosure - An Amendment of FASB Statement No. 123," and as permitted by SFAS No. 123, applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," to its plan. All outstanding options had an exercise price equal to the market price on the date they were granted. No compensation expense was recorded for either of the three-month periods ended March 31, 2005 and 2004 related to stock options. No options were granted during either period.

     The table below illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provision of SFAS No. 123 to employee compensation.

(In thousands, except per share data)

                                                                  Three Months
                                                                     Ended
                                                                    March 31
                                                               -----------------
                                                                2005      2004
                                                               ------   --------
Net income, as reported                                        $  680   $  1,446
Less preferred dividends                                           38         38
                                                               ------   --------
Net income available to common stockholders                       642      1,408
Deduct:  Total stock-based employee compensation
     expense determined under fair value
     method for all awards, net of related tax effects             12         17
                                                               ------   --------
Pro forma net income available to
    common stockholders                                        $  630   $  1,391
                                                               ======   ========

Earnings per share
          Basic - as reported                                   $0.03      $0.08
          Basic - pro forma                                     $0.03      $0.08

          Diluted - as reported                                 $0.03      $0.08
          Diluted - pro forma                                   $0.03      $0.08


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

     Common stock options to purchase 116,250 and 149,250 shares for the three months ended March 31, 2005 and 2004, respectively, were outstanding.

      (In thousands, except per share data)

                                                                Three Months
                                                               Ended March 31
                                                             -------------------
                                                              2005        2004
                                                             -------     -------
     Net income                                              $   680     $ 1,446
     Less preferred dividends                                     38          38
                                                             -------     -------
     Net income available to common stockholders             $   642     $ 1,408
                                                             =======     =======

     Weighted average common shares, basic                    18,371      16,932
     Dilutive common stock options (treasury method)              32          21
                                                             -------     -------
     Shares used for dilutive computation                     18,403      16,953
                                                             =======     =======

     Net income per share - basic                            $  0.03     $  0.08
                                                             -------     -------
     Net income per share - diluted                          $  0.03     $  0.08
                                                             -------     -------


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

     The Company offers medical, dental, vision, and life insurance benefits for retirees and their spouses and dependents. Participants are required to pay a premium, which offsets a portion of the cost.

     Payments by the Company related to pension plan and other postretirement benefits were $74,000 for the three months ended March 31, 2005. The estimated funding for 2005 is $7,100,000.

     The following table lists components of the pension plans and other postretirement benefits. The data listed under "pension plan" includes the qualified pension plan and the non-qualified executive supplemental retirement plan. The data listed under "other benefits" is for all other post retirement benefits.

     (In thousands)
                                                  Three Months Ended March 31
                                               Pension Plan         Other Benefits
                                            ------------------    ------------------
                                              2005       2004       2005       2004
                                            -------    -------    -------    -------
     Service cost                           $ 1,194    $ 1,137    $   443    $   305
     Interest cost                            1,499      1,364        448        342

     Expected return on plan assets          (1,378)    (1,219)       (97)       (86)
     Recognized net initial APBO                N/A        N/A         69         69
     Amortization of prior service cost         487        424         19         19
     Recognized net actuarial (gain) loss        54         34        195         84
                                            -------    -------    -------    -------

     Net periodic benefit cost              $ 1,856    $ 1,740    $ 1,077    $   733
                                            =======    =======    =======    =======

     APBO - Accumulated postretirement benefit obligation

     The "other benefits" amount of $1,077,000 for the quarter ended March 31, 2005, includes a reduction of $182,000 representing the estimated reduction for Medicare subsidies to comply with FASB Staff Position (FSP) No. 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003," which was implemented by the Company in the third quarter of 2004. Therefore, no such reduction was estimated for the amounts as shown for the quarter ended March 31, 2004.

     Postretirement benefit expense for "other benefits" recorded in the first quarter of 2005 and 2004 was $257,000 and $388,000, respectively. As of March 31, 2005, the Company had a regulatory asset of $9,814,000 related to postretirement benefits, which is expected to be recovered through future customer rates.

Note 7. Gains on Sale of Property

     In 1995, the California Legislature enacted the Water Utility Infrastructure Improvement Act of 1995 (Infrastructure Act) to encourage water utilities to sell surplus properties and reinvest in needed water utility facilities. In September 2003, the California Public Utilities Commission (CPUC) issued decision D.03-09-021 in Cal Water's 2001 GRC filing. In this decision, the CPUC ordered Cal Water to file an application setting up an Infrastructure Act memorandum account with an up-to-date accounting of all real property that was at any time in rate base and that Cal Water had sold since the effective date of the Infrastructure Act. Additionally, the decision directed the CPUC staff to file a detailed report on its review of Cal Water's application. On January 11, 2005, the Office of Ratepayers Advocates (ORA) issued a report expressing its opinion that Cal Water had not proven that surplus properties sold since 1996 were no longer used and useful. The ORA recommended that Cal Water be fined $160,000 and that gains from property sales should generally benefit ratepayers.

     During the period under review, Cal Water's cumulative gains from surplus property sales were $19.2 million, which included an inter-company gain related to a transaction with Utility Services and a like-kind exchange with a third party. If the CPUC finds any surplus property sale or transfer was recorded inappropriately, Cal Water's rate base could be reduced, which would lower future revenues, net income, and cash flows. In early April, the parties submitted testimony and briefs and the Administrative Law Judge held an evidentiary hearing. The Company expects to receive a proposed decision sometime within the second or third quarter. Management believes it has fully complied with the Infrastructure Act and that ORA's conclusions and recommendations are without merit. Cal Water intends to vigorously oppose ORA's findings. Accordingly, Cal Water has not accrued a liability in the financial statements for ORA's recommendations. At this time, Cal Water does not know how the CPUC will rule in this matter.

Note 8.  Recent Accounting Standards

     In November 2004, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards (SFAS) No. 151, "Inventory Costs - an Amendment to ARB no. 43, Chapter 4." The statement clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. The statement is effective for fiscal years beginning after June 15, 2005. The adoption of this statement is not expected to impact the Company's financial position, results of operations or cash flows.

     In December 2004, the FASB issued SFAS No. 153, "Exchange of Nonmonetary Assets." The statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with the general exception for exchanges of nonmonetary assets that do not have commercial substance. The statement is effective for fiscal years beginning after June 15, 2005. The adoption of this statement is not expected to impact the Company's financial position, results of operations, or cash flows.

     In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment," which revised FAS 123, "Accounting for Stock-Based Compensation." The statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). On April 14, 2005, the SEC revised the effective date to fiscal years beginning after June 15, 2005. The adoption of this statement is not expected to materially impact the Company's financial position, results of operations, or cash flows for the equity instruments previously granted.

     In December 2004, the FASB issued FASB Staff Position (FSP) No. 109-1, "Application of FASB Statement No. 109, Accounting for Income Tax, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004." FSP No. 109-1 provides guidance on the application of SFAS No. 109 to the provision within the American Jobs Creation Act of 2004 (the Act) that allows a tax deduction on qualified production activities. The guidance states that the deduction should be accounted for as a special deduction in accordance with SFAS No. 109. The adoption of this guidance is not expected to materially impact the Company's financial position, results of operations or cash flows.

     In March 2005, the FASB issued Interpretation No. 46R-5, "Implicit Variable Interests under FASB Interpretation No. 46 (revised December 2003), which amend Interpretation No.46, "Consolidation of Variable Interest Entities." The revision relates to issues commonly arising in leasing arrangements among related parties and other types of arrangements involving related and unrelated parties. The original guidance under Interpretation No. 46 in January 2003 is still applicable. Interpretation Nos. 46 and 46R-5 provide guidance for determining when a primary beneficiary should consolidate a variable interest entity or equivalent structure that functions to support the activities of a primary beneficiary. Interpretation No. 46R-5 is effective for the first reporting period beginning after March 3, 2005. The adoption of Interpretation No. 46R-5 did not impact the Company's financial position, results of operations, or cash flows.

     In March 2005, the FASB issued Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations - an interpretation of FASB Statement No. 143." Interpretation No. 47 provides guidelines as to when a company is required to record a conditional asset retirement obligation. In general, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The fair value of a liability for the conditional asset retirement obligation should be recognized when incurred - generally upon acquisition, construction, or development and
     (or) through the normal operation of the asset. The Interpretation is effective no later than the end of fiscal years ending after December 15, 2005 (December 31, 2005, for calendar-year enterprises). The implementation of this Interpretation is not expected to have a material impact on the Company's financial position, results of operations, or cash flows.

Item 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

     This quarterly report, including all documents incorporated by reference, contains forward-looking statements within the meaning established by the Private Securities Litigation Reform Act of 1995 (Act). The forward-looking statements are intended to qualify under provisions of the federal securities laws for "safe harbor" treatment established by the Act. Forward-looking statements are based on currently available information, expectations, estimates, assumptions and projections, and management's judgment about the Company, the water utility industry, and general economic conditions. Such words as expects, intends, plans, believes, estimates, assumes, anticipates, projects, predicts, forecasts or variations of such words or similar expressions are intended to identify forward-looking statements. The forward-looking statements are not guarantees of future performance. They are subject to uncertainty and changes in circumstances. Actual results may vary materially from what is contained in a forward-looking statement.

     Factors that may cause a result different than expected or anticipated include: governmental and regulatory commissions' decisions, including decisions on proper disposition of property; changes in regulatory commissions' policies and procedures; the timeliness of regulatory commissions' actions concerning rate relief; new legislation; the ability to satisfy requirements related to the Sarbanes-Oxley Act and other regulations on internal controls; electric power interruptions; increases in suppliers' prices and the availability of supplies including water and power; fluctuations in interest rates; changes in environmental compliance and water quality requirements; acquisitions and the ability to successfully integrate acquired companies; the ability to successfully implement business plans; changes in customer water use patterns; the impact of weather on water sales and operating results; access to sufficient capital on satisfactory terms; civil disturbances or terrorist threats or acts, or apprehension about the possible future occurrences of acts of this type; the involvement of the United States in war or other hostilities; restrictive covenants in or changes to the credit ratings on current or future debt that could increase financing costs or affect the ability to borrow, make payments on debt, or pay dividends; and other risks and unforeseen events. When considering forward-looking statements, the reader should keep in mind the cautionary statements included in this paragraph. For additional information relating to the risks of the Company's business, see "Risk Factors" in the Company's Annual Report on Form 10-K. The Company assumes no obligation to provide public updates on forward-looking statements.

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

Revenue Recognition
-------------------

     Revenue consists of monthly cycle customer billings for regulated water and wastewater services at rates authorized by the governmental and regulatory commissions (Commissions) and billings to certain non-regulated customers.

     Revenue from metered customers includes billings to customers based on monthly meter readings plus an estimate for water used between the customer's last meter reading and the end of the accounting period. At March 31, 2005, the unbilled revenue amount was $8,391,000 and at December 31, 2004, the amount was $9,307,000. The unbilled revenue amount is generally higher during the summer months when water sales are higher. The amount recorded as unbilled revenue varies depending on water usage in the preceding period; the number of days between meter reads for each billing cycle; and the number of days between each cycle's meter reading and the end of the accounting cycle.

     Flat rate customers are billed in advance at the beginning of the service period. The revenue is prorated so that the portion of revenue applicable to the current accounting period is included in that period's revenue. The portion related to a subsequent accounting period is recorded as unearned revenue on the balance sheet and recognized as revenue when earned in the subsequent accounting period. The unearned revenue liability was $2,229,000 at March 31, 2005 and $2,193,000 at December 31, 2004. This liability is included in "accrued expenses and other liabilities" on the balance sheet.

Expense-Balancing and Memorandum Accounts
-----------------------------------------
     Expense-balancing accounts and memorandum accounts are used to track suppliers' rate changes for purchased water, purchased power, and pump taxes that are not included in customer water rates. The cost changes are referred to as "offsetable expenses," because under certain circumstances, they are refundable from customers (or refunded to customers) in future rates designed to offset cost changes from suppliers. The Company does not record the balancing and memorandum accounts until the commission has authorized a change in customer rates and the customer has been billed. The cumulative net amount in the expense balancing accounts and memorandum accounts as of March 31, 2005, was approximately $6,784,000. This amount includes certain amounts that have been filed for recovery but have not yet been authorized, or amounts that have not yet been filed for recovery. See Regulatory Matters for cumulative net balances of expense balancing and memorandum accounts that have been authorized for recovery.

Regulated Utility Accounting
----------------------------
     Because the Company operates extensively in a regulated business, we are subject to the provisions of SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation." Regulators establish rates that are expected to permit the recovery of the cost of service and a return on investment. In the event a portion of the Company's operations were no longer subject to the provisions of SFAS No. 71, it would be required to write off related regulatory assets and liabilities that are not specifically recoverable and determine if other assets might be impaired. If a regulatory commission determined that a portion of the Company's assets were not recoverable in customer rates, it would be required to determine if the Company had suffered an asset impairment that would require a write-down in the assets' valuation. There have been no such asset impairments as of March 31, 2005.

Income Taxes
------------
     The Company accounts for income taxes using the asset and liability method. Deferred taxes assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Measurement of the deferred tax assets and liabilities is at enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on the deferred tax assets and liabilities of a change in tax rate is recognized in the period that includes the enactment date. The Company must also assess the likelihood that deferred tax assets will be recovered in future taxable income and, to the extent recovery is unlikely, a valuation allowance would be recorded. If a valuation allowance were required, it could significantly increase income tax expense. In management's view, a valuation allowance is not required at March 31, 2005.

     The Company anticipates that future rate action by the Commissions will reflect revenue requirements for the tax effects of temporary differences recognized, which have previously been passed through to customers. The commissions have granted the Company rate increases to reflect the normalization of the tax benefits of the federal accelerated methods and available Investment Tax Credits (ITC) for all assets placed in service after 1980. ITC are deferred and amortized over the lives of the related properties for book purposes.

     Advances for Construction and Contributions in Aid of Construction received from developers subsequent to 1986 were taxable for federal income tax purposes, and those received subsequent to 1991 were subject to California income tax. In 1996, the federal law, and in 1997, the California law, changed and only deposits for new services were taxable. In late 2000, federal regulations were further modified to exclude fire services from tax.

Pension Benefits
----------------
     The Company incurs costs associated with our pension and postretirement health care benefits plans. To measure the expense of these benefits, management must estimate compensation increases, mortality rates, future health cost increases and discount rates used to value related liabilities and to determine appropriate funding. Different estimates used by management could result in significant variances in the cost recognized for pension benefit plans. The estimates used are based on historical experience, current facts, future expectations, and recommendations from independent advisors and actuaries. The Company uses an investment advisor to provide advice in managing the plan's investments. The Company anticipates any increase in funding for the pension and postretirement health care benefits plans will be recovered in future customer rates.

RESULTS  OF  FIRST  QUARTER  2005  OPERATIONS  COMPARED  TO FIRST  QUARTER  2004
OPERATIONS

Summary
-------
     First quarter net income was $680,000, equivalent to $0.03 per common share on a diluted basis, compared to net income of $1,446,000 or $0.08 common per share on a diluted basis in the first quarter of 2004.

Operating Revenue
-----------------
     Operating revenue increased $63,000 or .1% to $60,303,000. As disclosed in the following table, most of the increase was due to increases in rates offset by a decrease in usage by existing customers. Weather impacted revenues during the quarter as all three months had lower temperatures and higher rainfall than in the same time period last year. The Company experienced a 13% decrease in water usage for the quarter compared to the prior year, with the largest decrease, 20%, in March.

     The factors that impacted the operating revenue for the first quarter of 2005 are presented in the following table:


         Rate increases                                             $ 2,032,000
         Usage by new customers                                         844,000
         Decrease in usage by existing customers                     (2,813,000)
                                                                    -----------
              Net operating revenue increase                        $    63,000
                                                                    ===========


         The components of the rate increases are listed in the following table:

         2002 General Rate Case (GRC)                               $   927,000
         Purchased water offset                                         182,000
         2001 GRC catch-up                                             (890,000)
         Step rates                                                     940,000
         Balancing accounts                                             715,000
         2003 GRC                                                        74,000
         Hawthorne                                                       84,000
                                                                    -----------
              Total increase in rates                               $ 2,032,000
                                                                    ===========

     Incorporating all the approved filings to date as listed in "Regulatory Matters," management estimates the impact to revenues for the full year of 2005 as compared to 2004 to be approximately $7 million increase, assuming similar usage. This estimate does not include filings which are expected during 2005.

Total Operating Expenses
------------------------
     Total operating expenses were $55,838,000 for the three months ended March 31, 2005, versus $54,849,000 for the same period in 2004, a 2% increase.

     Water production expense consists of purchased water, purchased power, and pump taxes. It represents the largest component of total operating expenses, accounting for approximately 36% of total operating expenses. Water production expenses decreased 6% compared to last year.

     For California operations, sources of water as a percent of total water production are listed on the following table:

                                                     Three Months Ended March 31
                                                     ---------------------------
                                                        2005           2004
                                                        ----           ----
             Well production                              42%            40%
             Purchased                                    53%            56%
             Surface                                       5%             4%
                                                         ---            ---
             Total                                       100%           100%
                                                         ===            ===

     Washington Water, New Mexico Water and Hawaii Water obtain all of their water supply from wells. The components of water production costs are shown in the table below:

                                              Three Months Ended March 31
                                      -----------------------------------------
                                          2005           2004          Change
                                      -----------    -----------    -----------
             Purchased water          $15,744,000    $16,361,000    ($  617,000)
             Purchased power            2,937,000      3,595,000       (658,000)
             Pump taxes                 1,140,000      1,205,000        (65,000)
                                      -----------    -----------    -----------
                  Total               $19,821,000    $21,161,000    ($1,340,000)
                                      ===========    ===========    ===========

     Purchased water, purchased power, and pump tax costs decreased due to lower customer water usage because of higher than normal rainfall throughout California during the quarter. Total water production measured in millions of gallons decreased by 13% during the first quarter of 2005 as compared with the first quarter of 2004 due to the weather. There were 33 days of rainfall during the first quarter of 2005, compared to 22 for the same quarter of the prior year. Included in the purchased water cost for the quarter ended March 31, 2004, was a credit of $1,381,000 received from certain wholesale suppliers for the Company's Southern California districts. Also included in the last year's purchased water cost was an additional expense of $840,000 for a settlement related to a reported meter malfunction at the wholesale supplier in the Stockton district.

     Operations expenses excluding water production costs were $21,943,000, increasing $1,606,000 or 8%. Payroll charged to operations expense increased $432,000 or 4%. Wages for union employees increased 2.5%
     effective January 1, 2005. Overall, payroll costs (expensed and capitalized) increased 4% due to increases in the number of employees and higher wage rates. Employee and retiree medical costs increased $422,000 or 21%. Pension costs increased $305,000 or 17%. Outside services, including legal and auditing fees increased by $ 724,000 or 186%. At March 31, 2005, there were 826 employees and at March 31, 2004, there were 816 employees.

     Maintenance expenses increased by $477,000, or 15%, in the first quarter of 2005 compared to the first quarter of 2004 due to the repair of mains and pumping equipment. Depreciation and amortization expense increased $478,000, or 7%, because of 2004 capital additions.

     Federal and state income taxes decreased $503,000 due to the reduction of taxable income compared to the same quarter as last year. The effective tax rate was 40% in the current quarter and 40% for the prior year's quarter.

Other Income and Expense
------------------------
     Other income was $636,000 for the quarter ended March 31, 2005 compared to $551,000 in the same period last year, which is an increase of $85,000. Gains (losses) from property sales for the quarter were minimal for both the current and the prior quarters.

Interest Expense
----------------
     Total interest expense decreased $75,000 or 2%. This decrease of interest expense was due to an increase in capitalized interest, as construction work in progress amounts were higher in the first quarter of 2005 compared to the first quarter of 2004


REGULATORY MATTERS
Rate Case Proceedings
---------------------
     In January 2005, Cal Water received approval from the California Public Utilities Commission (CPUC) for step rate increases of $4.4 million on an annual basis, which were effective in January 2005.

     Pending approval are Cal Water's 2004 General Rate Case (GRC) filings for an increase of $26.5 million in eight districts. Typically, the CPUC authorizes substantially less than the requested amount. At this time, the Company is unable to predict the timing and final amount of these filings.

     Approval of an advice letter filing increasing rates by $822,000 on an annual basis to offset purchased water and pump tax expenses in Cal Water's Stockton district is expected in the second quarter of 2005. Additionally, Cal Water has pending memorandum account filings for 2004 offsettable expense to refund customers $544,000 over 12 months. Approval is expected by the CPUC by the third quarter of 2005.

     In April 2005, the New Mexico Public Regulation Commission approved New Mexico Water Service Company's GRC for its wastewater operations. The approval was for a rate increase of $329,000 on an annual basis. Sixty-five percent of the amount is effective immediately and the full amount will be effective on January 1, 2006.

     In February 2005, the Hawaii Public Utilities Commission issued a general rate order that decreased rates for Hawaii Water Service Company's (HWSC) Kaanapali water system by approximately $68,000 annually. Additionally, HWSC was authorized to establish a tracking mechanism for recovering certain water treatment plant costs, approximately $50,000 annually, pending the outcome of litigation seeking recovery for treatment costs from the potentially responsible parties. These filings are not expected to materially affect the total Company financial results. Finally, Washington Water Service Company anticipates filing for a GRC in 2005.

     Below is a list of rate filings approved by the CPUC in 2004 that will impact 2005 due to the fact that revenues are recorded based upon customer billings, which typically reflect rate changes over a 12-month period from the effective date. (See Results of First Quarter Operations Compared to First Quarter 2004 Operations - Operating Revenue). There were no rate filings approved during 2004 for Washington Water Service Company, New Mexico Water Service Company, and Hawaii Water Service Company.

                  February 2004 - increase of $700,000 annually for purchased water costs

                  April 2004 - step rate increases of $500,000 annually.

                  April 2004 - increase of $3,600,000 annually for the 2002 GRCs in four districts.

                  May 2004 - refund of $1,500,000 for balancing account over-collections related to offsettable expenses incurred over multiple years in the King City and Dominguez districts. Except for a minor amount refunded over 36-months, surcredits will be effective for 12-months.

                  June 2004 - surcharge to recover $400,000 in offsettable expenses for 2001 in the Salinas district.

                  July 2004 - increase of $1,100,000, annually, for the 2001 GRC in the Salinas district

                  August 2004 - step rate increases of $500,000, annually, for four districts

                  September 2004 - increase of $400,000, annually, for the 2003 GRC in the South San Francisco and Bakersfield districts

                  September 2004 - increase of $500,000, annually, for purchased water and pump taxes in the Los Altos district

                  October - December 2004 - surcharges to recover $9,200,000 in offsettable expenses for 2002 and 2003 in multiple districts. Surcharges vary by district and are effective from 12 to 36 months.

Other Regulatory Matters
------------------------
     Cal Water recovered certain amounts being tracked in off-balance sheet expense balancing and memorandum account. Approvals to recover these amounts were received in 2004. (See "Expense Balancing and Memorandum Accounts" section in Critical Accounting Policies.) The amounts remaining to be recovered from these approved filings as of March 31, 2005 and December 31, 2004, were $7,328,000 and $8,588,000, respectively.

     Surplus Property Sales
     ----------------------
     In 1995, the California Legislature enacted the Water Utility Infrastructure Improvement Act of 1995 (Infrastructure Act) to encourage water utilities to sell surplus properties and reinvest in needed water utility facilities. In September 2003, the California Public Utilities Commission (CPUC) issued decision D.03-09-021 in Cal Water's 2001 GRC filing. In this decision, the CPUC ordered Cal Water to file an application setting up an Infrastructure Act memorandum account with an up-to-date accounting of all real property that was at any time in rate base and that Cal Water had sold since the effective date of the Infrastructure Act. Additionally, the decision directed the CPUC staff to file a detailed report on its review of Cal Water's application. On January 11, 2005, the Office of Ratepayers Advocates (ORA) issued a report expressing its opinion that Cal Water had not proven that surplus properties sold since 1996 were no longer used and useful. The ORA recommended that Cal Water be fined $160,000 and that gains from property sales should generally benefit ratepayers.

     During the period under review, Cal Water's cumulative gains from surplus property sales were $19.2 million, which included an inter-company gain related to a transaction with Utility Services and a like-kind exchange with a third party. If the CPUC finds any surplus property sale or transfer was recorded inappropriately, Cal Water's rate base could be reduced, which would lower future revenues, net income, and cash flows. In early April, the parties submitted testimony and briefs and the Administrative Law Judge held an evidentiary hearing. The Company expects to receive a proposed decision sometime within the second or third quarter. Management believes it has fully complied with the Infrastructure Act and that ORA's conclusions and recommendations are without merit. Cal Water intends to vigorously oppose ORA's findings. Accordingly, Cal Water has not accrued a liability in the financial statements for ORA's recommendations. At this time, Cal Water does not know how the CPUC will rule in this matter.

LIQUIDITY
Short-term and Long-term Debt
-----------------------------
     There were no outstanding short-term bank borrowings at March 31, 2005 and December 31, 2004 on either the Company's or Cal Water's credit facility. California Water Service Group has a $10,000,000 credit facility, which includes Washington Water, New Mexico Water, Hawaii Water, and CWS Utility Services. Cal Water has a $45,000,000 credit facility. Both agreements have a requirement for balances to be below certain thresholds for 30 consecutive days each calendar year. The Company met this requirement in the first quarter of 2005 for both agreements. At March 31, 2005, the Company was in compliance with the covenants of both facilities.

     There were no additions to long-term debt in the three-month period ended March 31, 2005 and the Company made principal payments of $407,000 during the three-month period ended March 31, 2005.

     In September 2004, Cal Water received authorization from the CPUC on its financing filing related to $250,000,000 of additional debt or equity available for issuance through the year 2009. No amounts have been utilized to date. This amount will be utilized on an as-needed basis. The balance remaining from the previous authorization does not carry over.

Debt Credit Ratings
-------------------
     Cal Water's debt is rated A2 by Moody's Investors Service (Moody's) and A+ by Standard & Poor's (S&P). The rating from Moody's was downgraded in February 2004 from A1 to A2. The ratings from both Moody's and S&P were unchanged during the quarter and the last rating change from Moody's was in the first quarter of 2004, while the last change from S&P was in the fourth quarter of 2002.

Shelf Registration
------------------
     The Company has $35,648,175 in securities under the shelf registration filed with the SEC in 2003, which are available for future issuance.

Dividends, Book Value and Shareholders
--------------------------------------
     The first quarter common stock dividend of $0.2850 per share was paid on February 18, 2005, compared to a quarterly dividend in the first quarter of 2004 of $0.2825. This was the Company's 241st consecutive quarterly dividend. Annualized, the 2005 dividend rate is $1.14 per common share, compared to $1.13 in 2004. Based on the 12-month earnings per share at March 31, 2005, the dividend payout ratio is 82% of net income. For the full year 2004, the payout ratio was 77% of net income. On a long-term basis, the Company's goal is to achieve a dividend payout ratio of 60% of net income accomplished through future earnings growth.

     At its April 27, 2005 meeting, the Board declared the second quarter dividend of $0.2850 per share payable on May 20, 2005, to stockholders of record on May 9, 2005. This will be the Company's 242nd consecutive quarterly dividend.

Dividend Reinvestment and Stock Purchase Plan
---------------------------------------------
     The Company's transfer agent has a Dividend Reinvestment and Stock Purchase Plan (Plan). Under the Plan, stockholders may reinvest dividends to purchase additional Company common stock without commission fees. The Plan also allows existing stockholders and other interested investors to purchase Company common stock through the transfer agent up to certain limits. The Company's transfer agent operates the Plan and purchases shares on the open market to provide shares for the Plan.

2005 Financing Plan
-------------------
     The Company's 2005 financing plan includes raising approximately $20,000,000 to $40,000,000 of new capital. The plan includes issuance of long-term debt to meet funding needs. Currently, the Company does not plan to issue additional equity in 2005, although this may change depending on a variety of factors. Beyond 2005, management intends to fund capital needs through a relatively balanced approach between long-term debt and equity.

Book Value and Stockholders of Record
-------------------------------------
     Book value per common share was $15.41 at March 31, 2005 compared to $15.66 at December 31, 2004.

     There are approximately 4,000 stockholders of record for our common stock at March 31, 2005.

Utility Plant Expenditures
--------------------------
     During the three months ended March 31, 2005, capital expenditures totaled $17,283,000; $14,743,000 was from company-funded projects and $2,540,000 was from third-party-funded projects. The 2005 company-funded capital expenditure budget is $85,000,000. The actual amount may vary from the budget number due to timing of actual payments related to current year projects and prior year projects. The Company does not control third-party-funded capital expenditures and therefore is unable to estimate the amount of such projects for 2005.

     At March 31, 2005, construction work in progress was $24,727,000 compared to $13,248,000 at December 31, 2004. Work in progress includes projects that are under construction but not yet complete and in service.


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

     On April 12, 2005, the Company announced that it had requested its customers in the Salinas district to cut down on peak hour water usage for a three-month period due to six wells that were shut off temporarily because of contamination. The Company also asked large commercial users to reduce water usage during peak hours, and to store water during non-peak hours for later use. It is expected that treatment systems for four of the wells removed from service will be in service by summer and normal peak demands can be met at that time. The Salinas district accounted for 4.4% of the Company's revenues for the first quarter ended March 31, 2005. The shut-down of these wells is not expected to materially impact the financial results or cash flows of the Company.

     To safeguard its water supply and facilities, the Company has heightened security at its facilities and have taken added safety precautions for the Company's employees and the water it delivers to its customers. While the Company does not make public comments on its security programs, it has been in contact with federal, state, and local law enforcement agencies to coordinate and improve water delivery systems security. The Company has assigned a high priority to completing work necessary to comply with new Environmental Protection Agency (EPA) requirements concerning security of water facilities. In 2002, federal legislation was enacted which resulted in new regulations concerning security of water facilities, including submitting vulnerability assessment studies to the federal government. The timing of submission of these studies was based on size of operations. The Company has submitted the studies that are required and completed this program in 2004.

Item 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
     The Company does not hold, trade in or issue derivative financial instruments and therefore is not exposed to risks these instruments present. Its market risk to interest rate exposure is limited because the cost of long-term financing and short-term bank borrowings, including interest costs, is covered in consumer water rates as approved by the commissions. The Company does not have foreign operations; therefore, it does not have a foreign currency exchange risk. The Company's business is sensitive to commodity prices and is most affected by changes in purchased water and purchased power costs.

     Historically, the CPUC's balancing account or offsetable expense procedures allowed for increases in purchased water and purchased power costs to be passed on to consumers. Traditionally, a significant percentage of our net income and cash flows comes from California regulated operations; therefore the CPUC's actions have a significant impact on our business. See Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies --Expense Balancing and Memorandum Accounts" and "Regulatory Matters".


Item 4.

CONTROLS AND PROCEDURES
     (a) Evaluation of Disclosure Controls and Procedures

     The Company carried out an evaluation, under the supervision of and with the participation of its management, including its principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report, pursuant to Rule 13a-15(e) under the
     Securities Exchange Act of 1934. Based on their review of the Company's disclosure controls and procedures, the principal executive officer and principal financial officer have concluded that its disclosure controls and procedures are functioning effectively to provide reasonable assurance that the information required to be disclosed in periodic SEC filings is
     reported   within  the  time  periods   specified  by  the  SEC  rules  and
     regulations.

     (b) Changes to Internal Controls Over Financial Reporting

     There was no change in the Company's internal control over financial reporting that occurred during the last fiscal quarter that has materially affected, or are reasonably likely to materially affect, the Company's. internal controls over financial reporting.

PART II       OTHER INFORMATION

Item 1.

LEGAL PROCEEDINGS

(a) From time to time, the Company has been involved in a variety of legal proceedings. For a complete description, see the Company's annual report on Form 10-K for the year ended December 31, 2004. During the quarter ended March 31, 2005, there were no material developments with respect to previously disclosed existing procedures and no material proceeding not previously disclosed.

(b) The discussion under Part I, Financial Information, Item 2, "Managements Discussion and Analysis of Financial Condition and Results of Operations - Regulatory Matters: Surplus Property Sales" is incorporated by reference.


Item 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              The annual meeting of stockholders of California Water Service Group was held on April 27, 2005 at the headquarters office in San Jose, California.

(a) At the annual stockholders meeting, a Board of Directors to serve for the ensuing year was elected. The following directors were elected as nominated:

                      Douglas M. Brown                  Robert W. Foy
                      Edward D. Harris, Jr. M.D.        Richard P. Magnuson
                      Linda R. Meier                    Peter C. Nelson
                      George A. Vera                    David N. Kennedy
                      Bonnie G. Hill

(b) Two other proposals were voted on at the meeting; the ratification of the selection of KPMG LLP as independent auditors for 2005 and the approval of the Equity Incentive Plan. Both proposals were approved by the Company's stockholders.

(1)          Tabulation of the votes for the election of directors was:

                                                    For                Abstain
                                                    ---                -------
              Douglas M. Brown                    18,358,489           517,509
              Robert W. Foy                       18,330,583           545,415
              Edward D. Harris, Jr. M.D.          17,960,481           915,517
              Bonnie G. Hill                      17,919,738           956,261
              David N. Kennedy                    17,984,029           891,969
              Richard P. Magnuson                 17,989,461           886,537
              Linda R. Meier                      17,926,278           949,721
              Peter C. Nelson                     18,321,562           554,436
              George A. Vera                      18,356,144           519,854


(2) The stockholders ratified the Audit Committee's selection of KPMG LLP to serve as independent auditors for 2005. There were
              18,584,494   votes  in  favor,   172,195   against   and   119,307
              abstentions.

(3) The stockholders approved the Equity Incentive Plan. There were 9,248,987 in favor, 2,618,525 against, 352,064 abstentions.


Item 6.

EXHIBITS

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


                         CALIFORNIA WATER SERVICE GROUP
                         ------------------------------
                                   Registrant


May 5, 2005



            By:              /s/ Richard D. Nye
                ----------------------------------------------
                                 Richard D. Nye
                     Vice President, Chief Financial Officer
                                  and Treasurer

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