Form 10-Q
period 2005-06-30
CALIFORNIA WATER SERVICE GROUP
filed 2005-08-08
CIK 1035201

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

_X_ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended June 30, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

Indicate by checkmark whether the Registrant is an accelerated filer (as defined in rule 12b-2 of the Act) Yes _X_ No ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common shares outstanding as of August 1, 2005 - 18,375,496.

TABLE OF CONTENTS
                                                                            Page

PART I    Financial Information - Financial Statements....................... 3

Item 1    Condensed Consolidated Balance Sheets (unaudited)
            June 30, 2005 and December 31, 2004.............................  4

          Condensed Consolidated Statements of Income (unaudited)
            For the Three and Six Months Ended June 30, 2005 and 2004.......  5

          Condensed Consolidated Statements of Cash Flows (unaudited)
            For the Six Months Ended June 30, 2005 and 2004.................  6

          Notes to Unaudited Condensed Consolidated Financial Statements....  7

Item 2    Management's Discussion and Analysis of Financial Condition
            and Results of Operations....................................... 14

Item 3    Quantitative and Qualitative Disclosure about Market Risk......... 29

Item 4    Controls and Procedures........................................... 29


PART II   Other Information

Item 1    Legal Proceedings................................................. 30

Item 4    Submission of Matters to a Vote of Security Holders............... 30

Item 6    Exhibits.......................................................... 30

          Signatures........................................................ 31

          Index to Exhibits................................................. 32

PART I        FINANCIAL INFORMATION

Item 1.

FINANCIAL STATEMENTS

         The condensed consolidated financial statements presented in this filing on Form 10-Q have been prepared by management and are unaudited.


CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)
Unaudited
                                                                         June 30,      December 31,
                                                                           2005            2004
                                                                       -----------     -----------
ASSETS
Utility plant:
     Utility plant                                                     $ 1,177,272     $ 1,144,074
     Less accumulated depreciation and amortization                        358,184         343,769
                                                                       -----------     -----------
                                                                           819,088         800,305
                                                                       -----------     -----------
Current assets:
     Cash and cash equivalents                                              19,243          18,820
     Receivables, net of allowances for uncollectible accounts
            of $286 at June 30, 2005 and $ 287 at December 31, 2004
            Customers                                                       18,331          15,867
            Income taxes                                                       363           7,298
            Other                                                            4,629           3,147
     Unbilled revenue                                                       13,601           9,307
     Materials and supplies, at average cost                                 3,834           3,161
     Prepaid pension expense                                                   281           3,671
     Taxes and other prepaid expenses                                        5,501           9,122
                                                                       -----------     -----------
              Total current assets                                          65,783          70,393
                                                                       -----------     -----------
Regulatory assets
                                                                            55,174          53,477
Other assets                                                                19,646          18,678
                                                                       -----------     -----------
                                                                       $   959,691     $   942,853
                                                                       ===========     ===========
CAPITALIZATION AND LIABILITIES
Capitalization:
     Common stock, $.01 par value                                      $       184     $       184
     Additional paid-in capital                                            131,510         131,271
     Retained earnings                                                     154,574         156,851
     Accumulated other comprehensive loss                                     (701)           (701)
                                                                       -----------     -----------
              Total common stockholders' equity                            285,567         287,605
     Preferred stock                                                         3,475           3,475
     Long-term debt, less current maturities                               274,538         274,821
                                                                       -----------     -----------
              Total capitalization                                         563,580         565,901
                                                                       -----------     -----------
Current liabilities:
     Current maturities of long-term debt                                    1,144           1,100
     Short-term borrowings                                                    --              --
     Accounts payable                                                       30,096          19,745
     Accrued expenses and other liabilities                                 37,868          36,367
                                                                       -----------     -----------
              Total current liabilities                                     69,108          57,212

Unamortized investment tax credits                                           2,721           2,721
Deferred income taxes                                                       56,710          54,826
Regulatory and other liabilities                                            36,170          35,986
Advances for construction                                                  136,010         131,292
Contributions in aid of construction                                        95,392          94,915
Commitments and contingencies                                                 --              --
                                                                       -----------     -----------
                                                                       $   959,691     $   942,853
                                                                       ===========     ===========

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements


CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
Unaudited

                                            For the three months ended:    For the six months ended:
                                                June 30,    June 30,           June 30,    June 30,
                                                  2005        2004              2005        2004
                                                --------    --------          --------    --------
Operating revenue                               $ 81,457    $ 88,845          $141,760    $149,085
                                                --------    --------          --------    --------
Operating expenses:
     Water production costs                       29,395      33,563            49,215      54,724
     Other operations                             21,804      21,887            43,747      42,224
     Maintenance                                   3,759       3,032             7,418       6,213
     Depreciation and amortization                 7,006       6,521            14,002      13,039
     Income taxes                                  5,148       6,844             5,603       7,802
     Property and other taxes                      3,092       2,915             6,057       5,609
                                                --------    --------          --------    --------
        Total operating expenses                  70,204      74,762           126,042     129,611
                                                --------    --------          --------    --------

        Net operating income                      11,253      14,083            15,718      19,474
                                                --------    --------          --------    --------
Other income and expenses:
        Non-regulated income, net                    705         573             1,343       1,123

        Gain on sale of non-utility property                  61  --                59           1
                                                --------    --------          --------    --------
        Total other income and expenses              766         573             1,402       1,124
                                                --------    --------          --------    --------
Interest expense:
     Interest expense                              4,653       4,752             9,299       9,398
     Less capitalized interest                       225         150               450         300
                                                --------    --------          --------    --------
        Total interest expense                     4,428       4,602             8,849       9,098
                                                --------    --------          --------    --------

Net income                                      $  7,591    $ 10,054          $  8,271    $ 11,500
                                                ========    ========          ========    ========

Earnings per share
     Basic                                      $   0.41    $   0.59          $   0.45    $   0.67
                                                ========    ========          ========    ========
     Diluted                                    $   0.41    $   0.59          $   0.45    $   0.67
                                                ========    ========          ========    ========
Weighted average shares outstanding
     Basic                                        18,373      16,965            18,372      16,949
                                                ========    ========          ========    ========
     Diluted                                      18,407      16,983            18,404      16,967
                                                ========    ========          ========    ========
Dividends per share of common stock             $ 0.2850    $ 0.2825          $ 0.5700    $ 0.5650
                                                ========    ========          ========    ========

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
Unaudited


For the six months ended:                                             June 30,    June 30,
                                                                        2005        2004
                                                                     --------     --------
Operating activities
     Net income                                                      $  8,271     $ 11,500
                                                                     --------     --------
     Adjustments to reconcile net income to net cash
       provided by operating activities:
         Depreciation and amortization                                 14,002       13,039
         Deferred income taxes, investment tax credits
             regulatory assets and liabilities, net                       316       10,925
         Gain on sale of non-utility assets                               (59)          (1)
         Changes in operating assets and liabilities:
             Receivables                                                2,972      (13,103)
             Unbilled revenue                                          (4,294)      (4,572)
             Taxes and other prepaid expenses                           7,012       (1,308)
             Accounts payable                                          10,350        4,838
             Other current assets                                        (673)        (268)
             Other current liabilities                                  1,501        3,971
             Other changes, net                                          (608)        (915)
                                                                     --------     --------
                Net adjustments                                        30,519       12,606
                                                                     --------     --------
                Net cash provided by operating activities              38,790       24,106
                                                                     --------     --------
Investing activities:
     Utility plant expenditures:
        Company-funded                                                (28,463)     (21,399)
        Developer-funded                                               (5,572)      (8,230)
     Acquisitions                                                        (155)        (900)
     Proceeds from sale of non-utility assets                              62            6
                                                                     --------     --------
                Net cash used in investing activities                 (34,128)     (30,523)
                                                                     --------     --------
Financing activities:
     Net changes in short-term borrowings                                --         (6,454)
     Retirement of long-term debt, net                                   (557)        (316)
     Advances for construction                                          7,039        7,096
     Refunds of advances for construction                              (2,321)      (2,394)
     Contributions in aid of construction                               1,910        2,479
     Issuance of common stock                                             239       36,903
     Dividends paid                                                   (10,549)      (9,644)
                                                                     --------     --------
                Net cash (used in) provided by financing
                   activities                                          (4,239)      27,670
                                                                     --------     --------
Change in cash and cash equivalents                                       423       21,253
Cash and cash equivalents at beginning of period                       18,820        2,856
                                                                     --------     --------
Cash and cash equivalents at end of period                           $ 19,243     $ 24,109
                                                                     ========     ========

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

                         CALIFORNIA WATER SERVICE GROUP
         Notes to Unaudited Condensed Consolidated Financial Statements
                                  June 30, 2005


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

     The Company operates primarily in one business segment providing water utility services and related utility services.

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

Note 3.  Stock-Based Compensation

     The Company has an Equity Incentive Plan (the "Plan") approved by stockholders on April 27, 2005, that allows granting of non-qualified stock options and other equity instruments. No grants have been made under the Plan, which replaces the former Long-Term Incentive Plan under which options were granted, some of which are still outstanding. No further grants will be made under the Long-Term Incentive Plan.

     The Company has adopted the requirements of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based
     Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition Disclosure - An Amendment of FASB Statement No. 123," and as permitted by SFAS No. 123, applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," to its plan. All outstanding options had an exercise price equal to the market price on the date they were granted. No compensation expense was recorded for either of the three-month or six-month periods ended June 30, 2005 or 2004 related to stock options. No options were granted during either period.

     The table below illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provision of SFAS No. 123 to employee compensation.

(In thousands, except per share data)
                                                           Three Months Ended    Six Months Ended
                                                                June 30,             June 30,
                                                           2005        2004      2005        2004
                                                          -------    -------    -------    -------
Net income, as reported                                   $ 7,591    $10,054    $ 8,271    $11,500
Less preferred dividends                                       38         38         76         76
                                                          -------    -------    -------    -------
Net income available to common stockholders                 7,553     10,016      8,195     11,424
Deduct:  Total stock-based employee compensation
     expense determined under fair value
     method for all awards, net of related tax effects         12         16         23         33
                                                          -------    -------    -------    -------
Pro forma net income                                      $ 7,541    $10,000    $ 8,172    $11,391
                                                          =======    =======    =======    =======

Earnings per share
          Basic - as reported                             $  0.41    $  0.59    $  0.45    $  0.67
          Basic - pro forma                               $  0.41    $  0.59    $  0.44    $  0.67

          Diluted - as reported                           $  0.41    $  0.59    $  0.45    $  0.67
          Diluted - pro forma                             $  0.41    $  0.59    $  0.44    $  0.67

Note 4.  Seasonal Business

     Due to the seasonal nature of the water business, the results for interim periods are not indicative of the results for a 12-month period. Revenue and income are generally higher in the warm, dry summer months when water usage and sales are greater. Revenue and income are lower in the winter months when cooler temperatures and rainfall curtail water usage and sales.

Note 5.  Earnings Per Share Calculations

     The computations of basic and diluted earnings per share are noted below.

     Common stock options outstanding to purchase common shares were 113,250 and 145,500 at June 30, 2005 and June 30, 2004, respectively.


(In thousands, except per share data)
                                                   Three Months Ended     Six Months Ended
                                                        June 30,              June 30,
                                                    2005        2004       2005      2004
                                                   -------    -------    -------    -------
Net income, as reported                            $ 7,591    $10,054    $ 8,271    $11,500
Less preferred dividends                                38         38         76         76
                                                   -------    -------    -------    -------
Net income available to common shareholders        $ 7,553    $10,016    $ 8,195    $11,424
                                                   =======    =======    =======    =======

Weighted average common shares, basic               18,373     16,965     18,372     16,949
Dilutive common stock options (treasury method)         34         18         32         18
                                                   -------    -------    -------    -------
Shares used for dilutive calculation                18,407     16,983     18,404     16,967
                                                   =======    =======    =======    =======

Earnings per share -  basic                        $  0.41    $  0.59    $  0.45    $  0.67
                                                   -------    -------    -------    -------
Earnings per share - dilutive                      $  0.41    $  0.59    $  0.45    $  0.67
                                                   -------    -------    -------    -------

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

     Payments by the Company related to pension plan and other postretirement benefits were $74,000 for the three months ended June 30, 2005, and $147,000 for the six months ended June 30, 2005. The estimated funding for 2005 is $6,600,000.

     The following table lists components of the pension plans and other postretirement benefits. The data listed under "pension plan" includes the qualified pension plan and the non-qualified executive supplemental retirement plan. The data listed under "other benefits" is for all other postretirement benefits.

(In thousands)                                Three Months Ended June 30,                       Six Months Ended June 30,
                                      ------------------------------------------      -------------------------------------------
                                        Pension Benefit          Other Benefits         Pension Benefit         Other Benefits
                                      -------------------     -------------------     -------------------     -------------------
                                        2005        2004        2005        2004        2005        2004        2005        2004
                                      -------     -------     -------     -------     -------     -------     -------     -------
Service cost                          $ 1,194     $ 1,137     $   443     $   305     $ 2,388     $ 2,274     $   886     $   610

Interest cost                           1,499       1,364         448         342       2,998       2,728         896         684

Expected return on plan assets         (1,378)     (1,219)        (97)        (86)     (2,756)     (2,438)       (194)       (172)

Recognized net initial APBO               N/A         N/A          69          69         N/A         N/A         138         138

Amortization of prior service cost        487         424          19          19         974         848          38          38

Recognized net actuarial loss              54          34         195          84         108          68         390         168
                                      -------     -------     -------     -------     -------     -------     -------     -------
Net periodic benefit cost             $ 1,856     $ 1,740     $ 1,077     $   733     $ 3,712     $ 3,480     $ 2,154     $ 1,466
                                      =======     =======     =======     =======     =======     =======     =======     =======

     APBO - Accumulated postretirement benefit obligation

     The "other benefits" amount of $1,077,000 and $ 2,154,000 for the quarter and year-to-date ended June 30, 2005 include a reduction of $182,000 and $364,000, respectively, representing the estimated reduction for Medicare subsidies to comply with FASB Staff Position (FSP) No. 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003," which was implemented by the Company in the third quarter of 2004. Therefore, no such reduction was estimated for the amounts as shown for the quarter and year-to-date ended June 30, 2004.

     Postretirement benefit expenses for "other benefits" recorded in the three-month periods ended June 30, 2005 and 2004 were $331,000 and $385,000, respectively. Postretirement benefit expense for "other benefits" recorded in the six-month periods ended June 30, 2005 and 2004 was $588,000 and 771,000, respectively. As of June 30, 2005, the Company had a regulatory asset of $10,609,000 related to postretirement benefits, which is expected to be recovered through future customer rates.

Note 7. Gains on Sale of Property

     In 1995, the California Legislature enacted the Water Utility Infrastructure Improvement Act of 1995 (Infrastructure Act) to encourage water utilities to sell surplus properties and reinvest in needed water utility facilities. In September 2003, the California Public Utilities Commission (CPUC) issued decision D.03-09-021 in Cal Water's 2001 GRC filing. In this decision, the CPUC ordered Cal Water to file an application setting up an Infrastructure Act memorandum account with an up-to-date accounting of all real property that was at any time in rate base and that Cal Water had sold since the effective date of the Infrastructure Act. Additionally, the decision directed the CPUC staff to file a detailed report on its review of Cal Water's application. On January 11, 2005, the Office of Ratepayer Advocates (ORA) issued a report expressing its opinion that Cal Water had not proven that surplus properties sold since 1996 were no longer used and useful. The ORA recommended that Cal Water be fined $160,000 and that gains from property sales should generally benefit ratepayers.

     During the period under review, Cal Water's cumulative gains from surplus property sales were $19.2 million, which included an inter-company gain related to a transaction with Utility Services and a like-kind exchange with a third party. If the CPUC finds any surplus property sale or transfer was recorded inappropriately, Cal Water's rate base could be reduced, which would lower future revenues, net income, and cash flows. In early April, the parties submitted testimony and briefs and the Administrative Law Judge held an evidentiary hearing. The Company expects to receive a proposed decision by the fourth quarter of 2005. Management believes it has fully complied with the Infrastructure Act and that ORA's conclusions and recommendations are without merit. Cal Water intends to vigorously oppose ORA's findings. Accordingly, Cal Water has not accrued a liability in the financial statements for ORA's recommendations. At this time, Cal Water does not know how the CPUC will rule in this matter.

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

     In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment," which revised SFAS 123, "Accounting for Stock-Based Compensation." The statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). On April 14, 2005, the SEC revised the effective date to fiscal years beginning after June 15, 2005. The adoption of this statement is not expected to materially impact the Company's financial position, results of operations, or cash flows for the equity instruments previously granted.

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

     In March 2005, the FASB issued Interpretation No. 46R-5, "Implicit Variable Interests under FASB Interpretation No. 46 (revised December 2003), which amends Interpretation No.46, "Consolidation of Variable Interest Entities." The revision relates to issues commonly arising in leasing arrangements among related parties and other types of arrangements involving related and unrelated parties. The original guidance under Interpretation No. 46 in January 2003 is still applicable. Interpretation Nos. 46 and 46R-5 provide guidance for determining when a primary beneficiary should consolidate a variable interest entity or equivalent structure that functions to support the activities of a primary beneficiary. Interpretation No. 46R-5 is effective for the first reporting period beginning after March 3, 2005. The adoption of Interpretation No. 46R-5 did not impact the Company's financial position, results of operations, or cash flows.

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

     In May 2005, the FASB issued Statement No. 154, "Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3." Statement No. 154 replaces APB Opinion No. 20, "Accounting
     Changes," and FASB Statement No. 3, "Reporting Accounting Changes in Interim Financial Statements," and changes the requirements for and the reporting of a change of an accounting principle. This Statement requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The Statement is effective for all fiscal years beginning after December 15, 2005. The implementation of this Statement is not expected to have a material impact on the Company's financial position, results of operations, or cash flows.

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

     Revenue from metered customers includes billings to customers based on monthly meter readings plus an estimate for water used between the customer's last meter reading and the end of the accounting period. The unbilled revenue amount is recorded as a current asset on the balance sheet under the caption "Unbilled Revenue." At June 30, 2005, the unbilled revenue amount was $13,601,000 and at December 31, 2004, the amount was $9,307,000. The unbilled revenue amount is generally higher during the summer months when water sales are higher. The amount recorded as unbilled revenue varies depending on water usage in the preceding period; the number of days between meter reads for each billing cycle; and the number of days between each cycle's meter reading and the end of the accounting cycle.

     Flat-rate customers are billed in advance at the beginning of the service period. The revenue is prorated so that the portion of revenue applicable to the current accounting period is included in that period's revenue. The portion related to a subsequent accounting period is recorded as unearned revenue on the balance sheet and recognized as revenue when earned in the subsequent accounting period. The unearned revenue liability was $2,216,000 at June 30, 2005 and $2,193,000 at December 31, 2004. This liability is included in "accrued expenses and other liabilities" on the balance sheet.

Expense Balancing and Memorandum Accounts
-----------------------------------------

     Expense-balancing accounts and memorandum accounts are used to track suppliers' rate changes for purchased water, purchased power, and pump taxes that are not included in customer water rates. The cost changes are referred to as "offsetable expenses," because under certain circumstances, they are refundable from customers (or refunded to customers) in future rates designed to offset cost changes from suppliers. The Company does not record the balancing and memorandum accounts until the commission has authorized a change in customer rates and the customer has been billed. The cumulative net amount in the expense balancing accounts and memorandum accounts as of June 30, 2005, was approximately $5,057,000. This amount includes certain amounts that have been filed for recovery but have not yet been authorized, or amounts that have not yet been filed for recovery. See Regulatory Matters--Other Regulatory Matters below for cumulative net balances of expense balancing and memorandum accounts that have been authorized for recovery.

Regulated Utility Accounting
----------------------------

     Because the Company operates extensively in a regulated business, it is subject to the provisions of SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation." Regulators establish rates that are expected to permit the recovery of the cost of service and a return on investment. In the event a portion of the Company's operations were no longer subject to the provisions of SFAS No. 71, it would be required to write off related regulatory assets and liabilities that are not specifically recoverable and determine if other assets might be impaired. If a regulatory commission determined that a portion of the Company's assets were not recoverable in customer rates, the Company would be required to determine if it had suffered an asset impairment that would require a write-down in the assets' valuation. There have been no such asset impairments as of June 30, 2005.

Income Taxes
------------

     The Company accounts for income taxes using the asset and liability method. Deferred taxes assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Measurement of the deferred tax assets and liabilities is at enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on the deferred tax assets and liabilities of a change in tax rate is recognized in the period that includes the enactment date. The Company must also assess the likelihood that deferred tax assets will be recovered in future taxable income and, to the extent recovery is unlikely, a valuation allowance would be recorded. If a valuation allowance were required, it could significantly increase income tax expense. In management's view, a valuation allowance is not required at June 30, 2005.

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

RESULTS OF SECOND QUARTER 2005 OPERATIONS COMPARED TO SECOND QUARTER 2004 OPERATIONS

Summary
-------

     Second quarter net income was $7,591,000, equivalent to $0.41 per common share on a diluted basis, compared to net income of $10,054,000 or $0.59 per share on a diluted basis in the second quarter of 2004. The primary driver for the decrease in net income was the unfavorable weather conditions during the current year compared to favorable weather conditions in the prior year's second quarter.

Operating Revenue
-----------------

     Operating revenue decreased $7,388,000, or 8%, to $81,457,000. As disclosed in the following table, the decrease was due primarily to decreases in usage, partially offset by increases in rates and new customer usage Weather impact was unfavorable, as rainfall was much higher compared to the prior year. Temperatures were slightly cooler, which also reduced usage. Water usage decreased 13% from the prior year, with the largest decrease of 14% occurring in April.

     The factors that affected the operating revenue decrease for the second quarter of 2005 are presented in the following table:

         Rate increases (net)                                       $ 2,490,000
         Decrease in usage by existing customers                    (10,811,000)
         Usage by new customers                                         933,000
                                                                    ------------
              Net operating revenue decrease                        $(7,388,000)
                                                                    ============

     The components of the net rate increase are listed in the following table:

         2002 General Rate Case (GRC)                               $   575,000
         Purchased water offset                                         219,000
         2001 GRC catch up                                           (1,255,000)
         Step rates                                                   1,403,000
         Recovery of balancing accounts                               1,319,000
         2003 GRC                                                       109,000
         City of Hawthorne                                              120,000
                                                                    ------------
              Total increase in rates                               $ 2,490,000
                                                                    ============

         The number of customers from regulated and non-regulated, full system operations increased 1.1% compared to June 2004.

Total Operating Expenses
------------------------

     Total operating expenses were $70,204,000 for the three months ended June 30, 2005, versus $74,762,000 for the same period in 2004, a 6% decrease.

     Water production expense consists of purchased water, purchased power and pump taxes. It represents the largest component of total operating expenses, accounting for approximately 42% of total operating expenses. Water production expenses decreased 12% compared to last year.

     For California operations, sources of water production as a percent of total water production are listed on the following table:

                                             Three Months Ended June 30
                                          --------------------------------
                                              2005                2004
                                          -------------      -------------
             Well production                       46%                48%
             Purchased                             50%                48%
             Surface                                4%                 4%
                                          -------------      -------------
             Total                                100%               100%
                                          =============      =============

     Washington Water, New Mexico Water and Hawaii Water obtain all of their water supply from wells.

     The components of water production costs are shown in the table below:

                                          Three Months Ended June 30
                                          ---------------------------
                                      2005             2004            Change
                                   ------------    ------------     ------------
             Purchased water       $22,385,000     $25,380,000      $(2,995,000)
             Purchased power         5,184,000       5,957,000         (773,000)
             Pump taxes              1,826,000       2,226,000         (400,000)
                                   ------------    ------------     ------------
                  Total            $29,395,000     $33,563,000      $(4,168,000)
                                   ============    ============     ============

     Purchased water cost decreased due to lower usage of purchased water, partially offset by higher prices from wholesaler and lower purchased water credits. Included in the purchased water amounts are credits received from certain wholesale suppliers and the sale of unused water rights. The amounts of the credits were $490,000 and $1,004,000 for the quarter ended June 20, 2005 and 2004, respectively. Purchased power and pump taxes decreased primarily due to lower usage.

     Other operations expenses were $21,804,000, decreasing $83,000 or 0.4%. Payroll and benefits charged to operations expense increased $781,000 or 6%. Wages for union employees increased 2.5%, effective January 1, 2005. Overall payroll costs (expensed and capitalized) increased 4% due to increases in the number of employees and higher wage rates. Employee and retiree medical costs increased $91,000 or 4%. Pension costs increased $149,000, or 9%. Chemical and filter expenses decreased $199,000, or 36%. Workers' compensation expense decreased $455,000, or 84%. Travel expenses decreased $100,000, or 40%. PUC fees decreased $104,000, or 10%, due to the lower level of revenues. At June 30, 2005, there were 845 employees and at June 30, 2004, there were 826 employees.

     Maintenance expense was up for the quarter ended June 30, 2005, increasing $727,000, or 24% due to increases in well expense of $138,000, pumping equipment of $160,000, water treatment equipment of $106,000 and mains of $142,000. Depreciation and amortization expense increased $485,000, or 7% because of additional depreciation expense due to 2004 capital expenditures.

     Federal and state income taxes decreased $1,696,000 due to the decrease in taxable income. The effective tax rate was 40% in the second quarter of 2005 and 41% for the prior year's quarter. On June 13, 2005, the Company received notice from the Internal Revenue Service that it had completed its audit of the Company's tax returns for the 2002 and 2003 tax years, which closes these years to further review. The results of the audit did not have a material impact on the Company's balance sheet, results of operations or cash flows and will result in a net refund to the Company of $363,000 due to certain adjustments. The refund affected deferred income taxes and did not affect income tax expense.

Other Income and Expense
------------------------

     Other income was $766,000 for the quarter ended June 30, 2005, compared to $573,000, an increase of $193,000 primarily due to interest income on short-term investments. Included in other income and expense for the quarter ended June 30, 2005, was $61,000 representing the gain on the sale of non-utility property. There were no gains reported in the quarter ended June 30, 2004.

Interest Expense
----------------

     Total interest expense decreased $174,000, or 4%. This was due to an increase in capitalized interest, which is a credit to total interest expense. Construction work-in-progress amounts were higher in the second quarter of 2005 compared to 2004.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 2005 COMPARED TO THE SIX MONTHS ENDED JUNE 2004

Summary
-------

     Net income for the six-month period ended June 30, 2004, was $8,271,000, equivalent to $0.45 per common share on a diluted basis, compared to net income of $11,500,000 or $0.67 per share on a diluted basis, for the six-months ended June 30, 2004. The primary driver for the decrease in net income was the unfavorable weather conditions experienced in the second quarter of 2005 compared to the second quarter of 2004.

Operating Revenue
-----------------

     Operating revenue decreased $7,325,000, or 5%, to $141,760,000. As disclosed in the following table, the decrease was due to decreases in usage, partially offset by increases in rates. Weather impact was unfavorable as rainfall was much higher compared to prior year. Temperatures were slightly cooler, which resulted in a 13% decrease in water usage below the prior year, with the largest monthly decrease of 14% occurring in April.

     The factors that affected the operating revenue decrease are presented in the following table:

         Rate increases (net)                                $  4,523,000
         Decrease in usage by existing customers              (13,625,000)
         Usage by new customers                                 1,777,000
                                                             ------------
              Net operating revenue decrease                 $ (7,325,000)
                                                             ============

     The components of the net rate increases are listed in the following table:

         2002 GRC                                            $  1,502,000
         Purchased water offset                                   402,000
         2001 GRC catch up                                     (2,108,000)
         Step rates                                             2,344,000
         Recovery of balancing accounts                         1,996,000
         2003 GRC                                                 183,000
         City of Hawthorne                                        204,000
                                                             ------------
              Total increase in rates                        $  4,523,000
                                                             ============

Total Operating Expenses
------------------------

     Total operating expenses were $126,042,000 for the six-months ended June 30, 2005, versus $129,611,000 for the same period in 2004, a 3% decrease.

     Water production expense consists of purchased water, purchased power and pump taxes. It represents the largest component of total operating expenses, accounting for approximately 39% of total operating expenses. Water production expenses decreased 10% compared to last year.

     For California operations, sources of water production as a percent of total water production are listed on the following table:

                                           Six Months Ended June 30
                                           ------------------------
                                                2005         2004
                                             -------      -------
             Well production                     45%          46%
             Purchased                           51%          50%
             Surface                              4%           4%
                                             -------      -------
             Total                              100%         100%
                                             =======      =======

     Washington Water, New Mexico Water and Hawaii Water obtain all of their water supply from wells.

     The components of water production costs are shown in the table below:


                                            Six  Months Ended June 30
                                            --------------------------
                                       2005             2004         Change
                                   ------------    ------------   ------------
             Purchased water       $ 38,129,000    $ 41,741,000   $ (3,612,000)
             Purchased power          8,120,000       9,552,000     (1,432,000)
             Pump taxes               2,966,000       3,431,000       (465,000)
                                   ------------    ------------   ------------
                  Total            $ 49,215,000    $ 54,724,000   $ (5,509,000)
                                   ============    ============   ============

     Purchased water cost decreased due to lower usage, partially offset by higher prices from wholesaler and lower purchased water credits. Included in purchased water are credits received from certain wholesale suppliers and the sale of unused water rights. The amounts of the credits were $768,000 and $2,576,000 for 2005 and 2004, respectively. Purchased power and pump taxes also decreased due to lower production.

     Other operations expenses were $43,747,000, increasing $1,523,000, or 4%. Payroll and benefits charged to operations expense increased $1,766,000, or 6%. Wages for union employees increased 2.5%, effective January 1, 2005. Overall payroll costs (expensed and capitalized) increased 4% due to increases in the number of employees and higher wage rates. Employee and retiree medical costs increased $513,000, or 12%. Outside services, which includes legal, auditor and consultants fees, increased $713,000, or 80%. Workers' compensation expenses decreased $514,000, or 52%. Liability insurance decreased $229,000, or 23%. PUC fees decreased $98,000, or 5% due to the lower level of revenues. At June 30, 2005, there were 845 employees and at June 30, 2004, there were 826 employees.

     Maintenance expense was up for the six-months ended June 30, 2005, increasing $1,205,000, or 19%, due to increases in well expense of $159,000, pumping equipment of $241,000, water treatment equipment of $143,000 and mains and meters of $478,000. Depreciation and amortization expense increased $963,000, or 7%, because of 2004 capital expenditures.

     Federal and state income taxes decreased $2,199,000 due to the change in taxable income. The effective tax rate was 40% in 2005 and 2004.

Other Income and Expense
------------------------

     Other income was $1,402,000 for the six-months ended June 30, 2005, compared to $1,124,000 for the first six months of 2004, an increase of $278,000 that is partially due to interest income from short-term investments.

Interest Expense
----------------

     Total interest expense decreased $249,000, or 3%, due to an increase in capitalized interest, which is a credit to total interest expense. Construction work-in-progress amounts were higher in the first six months of 2005 compared to the first six months of 2004.

REGULATORY MATTERS

Rate Case Proceedings
---------------------

     In January 2005, Cal Water received approval from the California Public Utilities Commission (CPUC) for step rate increases of $4.4 million on an annual basis, which were effective in January 2005.

     In February 2005, the Hawaii Public Utilities Commission issued a general rate order that decreased rates for Hawaii Water Service Company's (HWSC) Kaanapali water system by approximately $68,000 annually. Additionally, HWSC was authorized to establish a tracking mechanism for recovering certain water treatment plant costs, approximately $50,000 annually, pending the outcome of litigation seeking recovery for treatment costs from the potentially responsible parties. These claims are not expected to materially affect the total Company financial results.

     In April 2005, the New Mexico Public Regulation Commission approved New Mexico Water Service Company's GRC for its wastewater operations. The approval was for a rate increase of $329,000 on an annual basis. Sixty-five percent of the amount was effective in April 2005, and the full amount will be effective on January 1, 2006.

     In May 2005, the Company received authorization from the CPUC to recover in rates $822,000 on an annual basis to offset higher purchased water and pump tax costs in its Stockton district.

     In July 2005, the Company received authorization from the CPUC to recover in rates $614,000 on an annual basis to offset higher purchased water in its Westlake district.

     In July 2005, the Company received a decision on its 2004 General Rate Case
     (GRC) filings that authorizes rate increases of $7.6 million to annual revenues. This GRC covers approximately 50% of the customers in the Company's California operations. The rates became effective in July 2005.

     Cal Water has pending memorandum account filings for 2004 offsettable expense to refund to customers $532,000 over 12 months. Approval is expected by the CPUC by end of the third quarter of 2005.

     Below is a list of rate filings approved by the CPUC in 2004 that impacted 2005 revenues due to recording revenues based upon customer billings, which typically reflect rate changes over a 12-month period from the effective date. (See previous items on Operating Revenue). There were no rate filings approved during 2004 for Washington Water Service Company, New Mexico Water Service Company, and Hawaii Water Service Company.

         February 2004 - increase of $700,000 annually for purchased water costs

         April 2004 - step rate increases of $500,000 annually

         April 2004 - increase of $3,600,000 annually for the 2002 GRCs in four districts

         May 2004 - refund of $1,500,000 for balancing account over-collections related to offsettable expenses incurred over multiple years in the King City and Dominguez districts. Except for a minor amount refunded over 36-months, surcredits will be effective for 12-months.

         June 2004 - surcharge to recover $400,000 in offsettable expenses for 2001 in the Salinas district.

         July 2004 - increase of $1,100,000, annually, for the 2001 GRC in the Salinas district effective over 12 - months.

         August 2004 - step rate increases of $500,000, annually, for four districts

         September 2004 - increase of $400,000, annually, for the 2003 GRC in the South San Francisco and Bakersfield districts

         September 2004 - increase of $500,000, annually, for higher purchased water and pump taxes in the Los Altos district

         October  to  December  2004  -  surcharges  to  recover  $9,200,000  in
         offsettable   expenses  for  2002  and  2003  in  multiple   districts.
         Surcharges vary by district and are effective from 12 to 36 months.

Other Regulatory Matters
------------------------

     Cal Water recovered certain amounts being tracked in off-balance sheet expense balancing and memorandum accounts. Approvals to recover these amounts were received in 2004. (See "Expense Balancing and Memorandum Accounts" section in the Critical Accounting Policies.) The amounts remaining to be recovered from these approved filings as of June 30, 2005, and December 31, 2004, were $5,601,000 and $8,588,000, respectively. These amounts exclude pending amounts and amounts not yet filed for recovery.

Surplus Property Sales
----------------------

     In 1995, the California Legislature enacted the Water Utility Infrastructure Improvement Act of 1995 (Infrastructure Act) to encourage water utilities to sell surplus properties and reinvest in needed water utility facilities. In September 2003, the California Public Utilities Commission (CPUC) issued decision D.03-09-021 in Cal Water's 2001 GRC filing. In this decision, the CPUC ordered Cal Water to file an application setting up an Infrastructure Act memorandum account with an up-to-date accounting of all real property that was at any time in rate base and that Cal Water had sold since the effective date of the Infrastructure Act. Additionally, the decision directed the CPUC staff to file a detailed report on its review of Cal Water's application. On January 11, 2005, the Office of Ratepayer Advocates (ORA) issued a report expressing its opinion that Cal Water had not proven that surplus properties sold since 1996 were no longer used and useful. The ORA recommended that Cal Water be fined $160,000 and that gains from property sales should generally benefit ratepayers.

     During the period under review, Cal Water's cumulative gains from surplus property sales were $19.2 million, which included an inter-company gain related to a transaction with Utility Services and a like-kind exchange with a third party. If the CPUC finds any surplus property sale or transfer was recorded inappropriately, Cal Water's rate base could be reduced, which would lower future revenues, net income, and cash flows. In early April, the parties submitted testimony and briefs and the Administrative Law Judge held an evidentiary hearing. The Company expects to receive a proposed decision within the fourth quarter of 2005. Management believes it has fully complied with the Infrastructure Act and that ORA's conclusions and recommendations are without merit. Cal Water intends to vigorously oppose ORA's findings. Accordingly, Cal Water has not accrued a liability in the financial statements for ORA's recommendations. At this time, Cal Water does not know how the CPUC will rule in this matter.

LIQUIDITY

Short-Term and Long-Term Debt
-----------------------------

     There were no outstanding short-term bank borrowings at June 30, 2005 or December 31, 2004, on either the Company's or Cal Water's credit facility. California Water Service Group has a $10,000,000 credit facility, which includes Washington Water, New Mexico Water, Hawaii Water, and CWS Utility Services. Cal Water has a $45,000,000 credit facility. Both agreements have a requirement for balances to be below certain thresholds for 30 consecutive days each calendar year. The Company has met this requirement in 2005 for both agreements. At June 30, 2005, the Company was in compliance with the covenants of both facilities.

     There was an additional $372,000 increase to long-term debt primarily due to an assumption of debt related to a Washington Water acquisition in the six-month period ended June 30, 2005. The Company made principal payments of $611,000 to long-term debt during the six-month period ended June 30, 2005.

     In September 2004, Cal Water received authorization from the CPUC on its financing filing related to $250,000,000 of additional debt or equity available for issuance through the year 2009. No amounts have been utilized to date. This amount will be utilized on an as-needed basis. The balance remaining from the previous authorization did not carry over.


Debt Credit Ratings
-------------------

     Cal Water's debt is rated A2 by Moody's Investors Service (Moody's) and A+ by Standard & Poor's (S&P), both unchanged from the previous quarter. The rating from Moody's was last changed in February 2004, when the rating was changed from A1 to A2. The rating from S&P was last changed in the fourth quarter of 2002, when the rating was changed from AA- to A+.

Shelf Registration
------------------

     The Company has $35,648,175 in securities under the shelf registration filed with the SEC in 2003, which are available for future issuance.

Dividends
---------

     The second quarter common stock dividend of $0.2850 per share was paid on May 20, 2005, compared to a quarterly dividend in the second quarter of 2004 of $0.2825. This was the Company's 242nd consecutive quarterly dividend. Annualized, the 2005 dividend rate is $1.14 per common share, compared to $1.13 in 2004. Based on the 12-month earnings per share at June 30, 2005, the dividend payout ratio is 92% of net income. For the full year 2004, the payout ratio was 77% of net income. On a long-term basis, the Company's goal is to achieve a dividend payout ratio of 60% of net income accomplished through future earnings growth.

     At its July 27, 2005 meeting, the Board declared the Company's 243rd consecutive dividend in the amount of $0.2850 per share, payable on August 19, 2005, to stockholders of record on August 8, 2005.

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

2005 Financing Plan
-------------------

     The Company's 2005 financing plan includes raising approximately $20,000,000 of new capital in 2005. The plan includes issuance of long-term debt primarily to meet funding needs for capital expenditures. Depending upon the level of capital expenditures, this planned issuance of long-term debt may not occur in 2005 and would then be expected to occur in 2006. Currently, the Company does not plan to issue additional equity in 2005, although this may change depending on a variety of factors. Beyond 2005, management intends to fund capital needs through a relatively balanced approach between long-term debt and equity.

Book Value and Stockholders of Record
-------------------------------------

     Book value per common share was $15.54 at June 30, 2005, compared to $15.66 at December 31, 2004.

     There are approximately 4,000 stockholders of record for the Company's common stock as of June 30, 2005.

Utility Plant Expenditures
--------------------------

     During the six months ended June 30, 2005, capital expenditures totaled $34,035,000; $28,463,000 was from Company-funded projects and $5,572,000 was from third party-funded projects. The 2005 Company-funded capital expenditure budget is $85,000,000, but the actual amount may vary from the budget number due to timing of actual payments related to current year projects and prior year projects. The estimated cash payments for the full-year of 2005 for Company-funded capital expenditures is $70 million. The Company does not control third party-funded capital expenditures; therefore, it is unable to estimate the amount of such projects for 2005.

     At June 30, 2005, construction work-in-progress was $31,769,000 compared to $13,248,000 at December 31, 2004. Work-in-progress includes projects that are under construction, but not yet complete and in service.

Sarbanes-Oxley Act, Section 404
-------------------------------

     To comply with the Sarbanes-Oxley Act, Section 404 on internal controls, external costs of $0.9 million were incurred related to 2004. For 2005, the Company estimates incurring $0.5 - $0.6 million in external costs.

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

     On April 12, 2005, the Company announced that it had requested its customers in the Salinas district to cut down on peak hour water usage for a three-month period due to six wells that were shut off temporarily because of contamination. The Company also asked large commercial users to reduce water usage during peak hours and to store water during non-peak hours for later use. As of July 31, 2005, one of the shut-off wells is back on line with two more scheduled to be up by the middle or end of August. The Company, however, will continue to ask its customers to cut back usage during peak hours until the end of September. The Salinas district accounted for 4.5% of the Company's revenues for the second quarter and year-to-date ended June 30, 2005. The continued shut-down of five of these wells is not expected to materially impact the financial results or cash flows of the Company.

Item 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The Company does not hold, trade in or issue derivative financial instruments and therefore is not exposed to risks these instruments present. Its market risk-to-interest rate exposure is limited because the cost of long-term financing and short-term bank borrowings, including interest costs, are covered in consumer water rates as approved by the commissions. The Company does not have foreign operations; therefore, it does not have a foreign currency exchange risk. The Company's business is sensitive to commodity prices and is most affected by changes in purchased water and purchased power costs.

     Historically, the CPUC's balancing account or offsetable expense procedures allowed for increases in purchased water and purchased power costs to be passed on to consumers. Traditionally, a significant percentage of our net income and cash flows comes from California regulated operations; therefore the CPUC's actions have a significant impact on the Company's business. See
     Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies --Expense Balancing and Memorandum Accounts" and "Regulatory Matters."

Item 4.

CONTROLS AND PROCEDURES

     (a) Evaluation of Disclosure Controls and Procedures

     The Company carried out an evaluation, under the supervision of and with the participation of its management, including its principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report, pursuant to Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on their review of the Company's disclosure controls and procedures, the principal executive officer and principal financial officer have concluded that its disclosure controls and procedures are functioning effectively to provide reasonable assurance that the information required to be disclosed in periodic SEC filings is reported within the time periods specified by SEC rules and regulations.

     (b) Changes to Internal Control Over Financial Reporting

     There was no change in the Company's internal control over financial reporting that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II  OTHER INFORMATION


Item 1.

LEGAL PROCEEDINGS

(a) From time to time, the Company has been involved in a variety of legal proceedings. For a complete description, see the Company's annual report on Form 10-K for the year ended December 31, 2004. During the quarter ended June 30, 2005, there were no material developments with respect to previously disclosed existing procedures and no material proceeding not previously disclosed.

(b) The discussion under Part I, Financial Information, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Regulatory Matters: Surplus Property Sales" is incorporated by reference.

Item 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Previously reported in the Company's quarterly report on Form 10-Q for the quarter ended March 31, 2005.

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


                         CALIFORNIA WATER SERVICE GROUP
                         ------------------------------
                                   Registrant

August 5, 2005


                           By: /s/ Richard D. Nye
                              -------------------------
                                 Richard D. Nye
                     Vice President, Chief Financial Officer
                                  and Treasurer

                                  Exhibit Index



Exhibit        Description
-------        -----------

31.1 Chief Executive Officer certification of financial statements pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

31.2 Chief Financial Officer certification of financial statements pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

32 Chief Executive Officer and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002