Form 10-Q
period 2005-09-30
CALIFORNIA WATER SERVICE GROUP
filed 2005-11-10
CIK 1035201

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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
--------------------------------------------------------------------------------
  (State or other jurisdiction                        (I.R.S. Employer
  of incorporation or organization)                  identification No.)


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


Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).
Yes ___    No  _X_

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common shares outstanding as of November 1, 2005 - 18,389,996.


                                TABLE OF CONTENTS
                                                                                     Page

 PART I   Financial Information....................................................    3

  Item 1    Financial Statements

            Condensed Consolidated Balance Sheets (unaudited)
              September 30, 2005 and December 31, 2004.............................    4

            Condensed Consolidated Statements of Income (unaudited)
              For the Three and Nine Months Ended September 30, 2005 and 2004......    5

            Condensed Consolidated Statements of Cash Flows (unaudited)
              For the Nine Months Ended September 30, 2005 and 2004................    6

            Notes to Unaudited Condensed Consolidated Financial Statements.........    7

 Item 2     Management's Discussion and Analysis of Financial Condition
              and Results of Operations............................................   16

 Item 3     Quantitative and Qualitative Disclosure about Market Risk..............   33

 Item 4     Controls and Procedures................................................   33


 PART II  Other Information

 Item 1     Legal Proceedings......................................................   34

 Item 6     Exhibits...............................................................   34

            Signatures.............................................................   35

            Index to Exhibits......................................................   36

PART I        FINANCIAL INFORMATION

Item 1.       FINANCIAL STATEMENTS

The condensed consolidated financial statements presented in this filing on Form 10-Q have been prepared by management and are unaudited.

CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)
Unaudited                                                                  September 30,  December 31,
                                                                               2005           2004
                                                                            -----------    -----------
ASSETS
Utility plant:
           Utility plant                                                    $ 1,199,681    $ 1,144,074
           Less accumulated depreciation and amortization                       366,019        343,769
                                                                            -----------    -----------
                                                                                833,662        800,305
                                                                            -----------    -----------
Current assets:

           Cash and cash equivalents                                             23,791         18,820
           Receivables, net of allowances for uncollectible accounts
              of $416 at September 30, 2005 and $287 at December 31, 2004
                       Customers                                                 22,779         15,867
                       Income taxes                                                --            7,298
                       Other                                                      3,865          3,147
           Unbilled revenue                                                      14,271          9,307
           Materials and supplies, at average cost                                4,017          3,161
           Prepaid pension expense                                                2,599          3,671
           Taxes and other prepaid expenses                                       4,055          9,122
                                                                            -----------    -----------
                                         Total current assets                    75,377         70,393
                                                                            -----------    -----------
Regulatory assets                                                                55,449         53,477
Other assets                                                                     20,329         18,678
                                                                            -----------    -----------
                                                                            $   984,817    $   942,853
                                                                            ===========    ===========

CAPITALIZATION AND LIABILITIES
Capitalization:
           Common stock, $.01 par value                                     $       184    $       184
           Additional paid-in capital                                           131,991        131,271
           Retained earnings                                                    162,410        156,851
           Accumulated other comprehensive loss                                    (701)          (701)
                                                                            -----------    -----------
                    Total common stockholders' equity                           293,884        287,605
           Preferred stock                                                        3,475          3,475
           Long-term debt, less current maturities                              274,361        274,821
                                                                            -----------    -----------
                    Total capitalization                                        571,720        565,901
                                                                            -----------    -----------
Current liabilities:
           Current maturities of long-term debt                                   1,144          1,100
           Accounts payable                                                      29,541         19,745
           Accrued expenses and other liabilities                                51,440         36,367
                                                                            -----------    -----------
                    Total current liabilities                                    82,125         57,212

Unamortized investment tax credits                                                2,721          2,721
Deferred income taxes                                                            56,741         54,826
Regulatory and other liabilities                                                 36,328         35,986
Advances for construction                                                       139,298        131,292
Contributions in aid of construction                                             95,884         94,915
Commitments and contingencies                                                      --             --
                                                                            -----------    -----------
                                                                            $   984,817    $   942,853
                                                                            ===========    ===========

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)
Unaudited
                                                 For the three months ended:   For the nine months ended:
                                                 ---------------------------   --------------------------
                                                 September 30,  September 30,  September 30,  September 30,
                                                     2005           2004           2005           2004
                                                   --------       --------       --------       --------
Operating revenue                                  $101,128       $ 97,104       $242,888       $246,189
                                                   --------       --------       --------       --------
Operating expenses:
     Water production costs                          39,205         40,052         88,420         94,776
     Other operations                                22,307         22,404         66,054         64,628
     Maintenance                                      3,877          3,640         11,295          9,853
     Depreciation and amortization                    7,287          6,518         21,289         19,557
     Income taxes                                     8,968          7,050         14,571         14,852
     Property and other taxes                         3,381          2,942          9,438          8,551
                                                   --------       --------       --------       --------
        Total operating expenses                     85,025         82,606        211,067        212,217
                                                   --------       --------       --------       --------
        Net operating income                         16,103         14,498         31,821         33,972
                                                   --------       --------       --------       --------
Other income and expenses:
        Non-regulated income, net                       778            650          2,121          1,773

        Gain on sale of non-utility property            669              6            728              7
                                                   --------       --------       --------       --------
        Total other income and expenses               1,447            656          2,849          1,780
                                                   --------       --------       --------       --------

Interest expense:
     Interest expense                                 4,660          4,615         13,959         14,013
     Less capitalized interest                          225            250            675            550
                                                   --------       --------       --------       --------
        Total interest expense                        4,435          4,365         13,284         13,463
                                                   --------       --------       --------       --------

Net income                                         $ 13,115       $ 10,789       $ 21,386       $ 22,289
                                                   ========       ========       ========       ========

Earnings per share


     Basic                                         $   0.71       $   0.59       $   1.16       $   1.27
                                                   ========       ========       ========       ========
     Diluted                                       $   0.71       $   0.59       $   1.16       $   1.27
                                                   ========       ========       ========       ========
Weighted average shares outstanding
     Basic                                           18,384         18,345         18,376         17,418
                                                   ========       ========       ========       ========
     Diluted                                         18,422         18,362         18,412         17,433
                                                   ========       ========       ========       ========
Dividends per share of common stock                $ 0.2850       $ 0.2825         0.8550       $ 0.8475
                                                   ========       ========       ========       ========

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


(In thousands)
Unaudited
For the nine months ended:                                   September 30,  September 30,
                                                                 2005          2004
                                                               --------      --------
Operating activities
      Net income                                               $ 21,386      $ 22,289
                                                               --------      --------
      Adjustments to reconcile net income to net cash
        provided by operating activities:
          Depreciation and amortization                          21,289        19,557
          Deferred income taxes, investment tax credits,
              regulatory assets and liabilities, net                204        12,153
          Gain on sale of non-utility assets                       (728)           (7)
          Changes in operating assets and liabilities:
              Receivables                                          (338)       (5,233)
              Unbilled revenue                                   (4,964)       (4,370)
              Taxes and other prepaid expenses                    6,140           168
              Accounts payable                                    9,795         2,993
              Other current assets                                 (857)         (319)
              Other current liabilities                          15,072         4,938
              Other changes, net                                   (347)         (836)
                                                               --------      --------
                 Net adjustments                                 45,266        29,044
                                                               --------      --------
                 Net cash provided by operating activities       66,652        51,333
                                                               --------      --------
Investing activities:
      Utility plant expenditures:
         Company-funded                                         (47,560)      (35,969)
         Developer-funded                                        (9,726)      (13,107)
      Acquisitions                                                 (467)         (900)
      Proceeds from sale of non-utility assets                      743            13
                                                               --------      --------
                 Net cash used in investing activities          (57,010)      (49,963)
                                                               --------      --------

Financing activities:
      Net changes in short-term borrowings                         --          (6,454)
      Retirement of long-term debt, net                            (734)         (378)
      Advances for construction                                  11,612        10,660
      Refunds of advances for construction                       (3,606)       (3,589)
      Contributions in aid of construction                        3,164         4,809
      Issuance of common stock                                      720        36,913
      Dividends paid                                            (15,827)      (14,865)
                                                               --------      --------
                 Net cash (used in) provided by financing
                    activities                                   (4,671)       27,096
                                                               --------      --------

Change in cash and cash equivalents                               4,971        28,466
Cash and cash equivalents at beginning of period                 18,820         2,856
                                                               --------      --------
Cash and cash equivalents at end of period                     $ 23,791      $ 31,322
                                                               ========      ========


See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

                         CALIFORNIA WATER SERVICE GROUP
         Notes to Unaudited Condensed Consolidated Financial Statements
                               September 30, 2005


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

     The Company has adopted the requirements of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based
     Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition Disclosure - An Amendment of FASB Statement No. 123," and as permitted by SFAS No. 123, applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," to its plan. All outstanding options had an exercise price equal to the market price on the date they were granted. No compensation expense was recorded for either of the three-month or nine-month periods ended September 30, 2005 or 2004 related to stock options. No options were granted during either period.

     The table below illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provision of SFAS No. 123 to employee compensation.

(In thousands, except per share data)
                                                          Three Months Ended    Nine Months Ended
                                                          ------------------    -----------------
                                                              September 30,       September 30,
                                                            2005       2004      2005        2004
                                                          -------    -------    -------    -------
Net income, as reported                                   $13,115    $10,789    $21,386    $22,289
Less preferred dividends                                       38         38        115        115
                                                          -------    -------    -------    -------
Net income available to common stockholders                13,077     10,751     21,271     22,174
Deduct:  Total stock-based employee compensation
     expense determined under fair value

     method for all awards, net of related tax effects         12         16         36         49
                                                          -------    -------    -------    -------
Pro forma net income                                      $13,065    $10,735    $21,235    $22,125
                                                          =======    =======    =======    =======

Earnings per share
          Basic - as reported                             $  0.71    $  0.59    $  1.16    $  1.27
          Basic - pro forma                               $  0.71    $  0.59    $  1.16    $  1.27

          Diluted - as reported                           $  0.71    $  0.59    $  1.16    $  1.27
          Diluted - pro forma                             $  0.71    $  0.59    $  1.16    $  1.27

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

     Common stock options outstanding to purchase common shares were 98,750 and 143,250 at September 30, 2005 and September 30, 2004, respectively. All options are dilutive and the dilutive effect is shown in the table below.

(In thousands, except per share data)
                                                      Three Months Ended         Nine Months Ended
                                                      ------------------         -----------------
                                                         September 30,             September 30,
                                                       2005         2004         2005        2004
                                                     -------      -------      -------      -------
Net income, as reported                              $13,115      $10,789      $21,386      $22,289
Less preferred dividends                                  38           38          115          115
                                                     -------      -------      -------      -------
Net income available to common shareholders          $13,077      $10,751      $21,271      $22,174
                                                     =======      =======      =======      =======

Weighted average common shares, basic                 18,384       18,345       18,376       17,418

Dilutive common stock options (treasury method)           38           15           36           15
                                                     -------      -------      -------      -------
Shares used for dilutive calculation                  18,422       18,360       18,412       17,433
                                                     =======      =======      =======      =======

Earnings per share -  basic                          $  0.71      $  0.59      $  1.16      $  1.27
                                                     -------      -------      -------      -------
Earnings per share - dilutive                        $  0.71      $  0.59      $  1.16      $  1.27
                                                     -------      -------      -------      -------

Note 6.  Income Taxes

     In October 2004, the American Jobs Creation Act of 2004 (the "Act") was signed into law and provides a new federal income tax deduction from qualified U.S. production activities, which is being phased in from 2005 through 2010. Under the Act, qualified production activities include production of potable water, but excludes the transmission and distribution of the potable water. In December 2004, the FASB issued FASB Staff Position No. 109-1 and proposed that the deduction should be accounted for as a "special deduction" in accordance with SFAS No. 109. As such, the special deduction had no effect on deferred tax assets and liabilities existing at the enactment date. Rather, the impact of the deduction is being reported in the year in which the deduction is claimed on the Company's tax return. During the third quarter of fiscal 2005, the Company completed its initial evaluation of the provisions of the Act and included an estimate for 2005 of the deduction in the provision for income taxes. The impact was to lower the tax provision for the three and nine months ending September 30, 2005 by $131,000.

Note 7.  Pension Plan and Other Postretirement Benefits

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

     Payments by the Company related to pension plan and other postretirement benefits were $4,274,000 and $4,421,000 for the three and nine months ended September 30, 2005, respectively. The estimated funding for 2005 is $6,600,000.

     The following table lists components of the pension plans and other postretirement benefits. The data listed under "pension plan" includes the qualified pension plan and the non-qualified executive supplemental retirement plan. The data listed under "other benefits" is for all other postretirement benefits.

(In thousands)                                Three Months Ended September 30,                Nine Months Ended September 30,
                                        -------------------------------------------     -------------------------------------------
                                          Pension Benefit          Other Benefits         Pension Benefit          Other Benefits
                                        -------------------     -------------------     -------------------     -------------------
                                          2005        2004        2005        2004        2005        2004       2005        2004
                                        -------     -------     -------     -------     -------     -------     -------     -------
Service cost                            $   863     $ 1,182     $   234     $   380     $ 3,251     $ 3,456     $ 1,120     $   990

Interest cost                             1,135       1,482         335         382       4,133       4,210       1,231       1,066

Expected return on plan assets           (1,207)     (1,208)       (120)        (83)     (3,963)     (3,646)       (314)       (255)

Recognized net initial APBO*                N/A         N/A          69          69         N/A         N/A         207         207

Amortization of prior service cost          523         420          17          18       1,497       1,268          55          56

Recognized net actuarial loss                38         174          58         130         146         242         448         298
                                        -------     -------     -------     -------     -------     -------     -------     -------
Net periodic benefit cost               $ 1,352     $ 2,050     $   593     $   896     $ 5,064     $ 5,530     $ 2,747     $ 2,362
                                        =======     =======     =======     =======     =======     =======     =======     =======

     *APBO - Accumulated postretirement benefit obligation

     The "other benefits" amount of $593,000 and $ 2,747,000 for the quarter and year-to-date ended September 30, 2005 include a reduction of $581,000 and $945,000, respectively, representing the estimated reduction for Medicare subsidies to comply with FASB Staff Position (FSP) No. 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003," which was implemented by the Company in the third quarter of 2004. For the quarter and year-to-date ended September 30, 2004 the net periodic benefit cost reflected a reduction of $604,000.

     Postretirement benefit expenses for "other benefits" recorded in the three-month periods ended September 30, 2005 and 2004 were $312,000 and $251,000, respectively. Postretirement benefit expense for "other benefits" recorded in the nine-month periods ended September 30, 2005 and 2004 was $936,000 and $1,034,000, respectively. As of September 30, 2005, the Company had a regulatory asset of $10,830,000 related to postretirement benefits, which is expected to be recovered through future customer rates.

     During the third quarter of 2005 and 2004, the Company received a revised estimate of its annual expense for pension and postretirement benefits from its actuaries. The Company has adjusted its monthly provision accordingly to reflect this change in estimate. In 2005, an expense reduction of $563,000 was recognized for the nine month period. In 2004, the adjustment resulted in additional expense of $393,000 for the nine month period.

Note 8. Gains on Sale of Property

In 1995, the California Legislature enacted the Water Utility Infrastructure Improvement Act of 1995 (Infrastructure Act) to encourage water utilities to sell surplus properties and reinvest in needed water utility facilities. In September 2003, the California Public Utilities Commission (CPUC) issued decision D.03-09-021 in Cal Water's 2001 GRC filing. In this decision, the CPUC ordered Cal Water to file an application setting up an Infrastructure Act memorandum account with an up-to-date accounting of all real property that was at any time in rate base and that Cal Water had sold since the effective date of the Infrastructure Act. The decision also ordered Cal Water to file an application for approval to replace the operations and customer centers in its Chico District and treatment of the gain on sale proceeds.

Decision D.03-09-021 also directed the CPUC staff to file a detailed report on its review of Cal Water's application. On January 11, 2005, the Office of Ratepayer Advocates (ORA) issued a report expressing its opinion that Cal Water had not proven that surplus properties sold since 1996 were no longer necessary and useful to provide utility service. ORA also recommended that Cal Water be fined $160,000 and that gains from property sales should generally benefit ratepayers.

During the period under review, Cal Water's cumulative gains from surplus property sales were $19.2 million, which included an inter-company gain related to a transaction with CWS Utility Services and a like-kind exchange with a third party. If the CPUC finds any surplus property sale or transfer was recorded inappropriately, Cal Water's rate base could be reduced, which would lower future revenues, net income, and cash flows.

In early April, the parties submitted testimony and briefs and the Administrative Law Judge held an evidentiary hearing. Management believes it has fully complied with the Infrastructure Act and that ORA's conclusions and recommendations are without merit. Accordingly, Cal Water has not accrued a liability in the financial statements for ORA's recommendations.

On October 27, 2005, the CPUC extended the statutory period for the proceeding to January 3, 2006. On November 2, 2005, Administrative Law Judge issued his Proposed Decision (PD). The PD finds that Cal Water appropriately reclassified all properties as non-utility property prior to being sold. The criteria Cal Water used to reclassify its properties were reasonable and consistent with the requirements of the CPUC. Since the properties were properly reclassified, CPUC approval was not required prior to the sale and no penalty is warranted. Furthermore, the PD finds that Cal Water should be allowed to include in rate base the full value of the new Chico customer center. This would result in an increase revenue requirement of approximately $171,000.

However, the PD does not approve the amount of sales proceed (or gains) which qualifies for reinvest under the Infrastructure Act. The PD defers the issues regarding treatment of sale proceeds and allocation of gains on sale to its R.04-09-003 proceeding, where the CPUC intents to set guidelines and a specific rule on allocation of the gain on sale between shareholders and ratepayers. Cal Water has no knowledge when this proceeding will be concluded.

Note 9. Commitments

     On September 21, 2005, Cal Water entered into an agreement with Kern County Water Agency to obtain treated water for the Company's operations. The term of the agreement is to January 1, 2035, or until the repayment of the Agency's bonds (described below) occurs. This agreement supersedes the prior agreement with Kern County Water Agency, as amended, dated June 13, 1974.

     Under the terms of the agreement, Cal Water is obligated to purchase 20,500 acre feet of treated water per year, which is an increase from the 11,500 acre feet in the prior agreement. The Company is obligated to pay the Capital Facilities Charge and the Treated Water Charge regardless of whether it can use the water in its operation and is obligated for these charges even if the Agency cannot produce an adequate amount to supply the 20,500 acre feet in the year.

     Three other parties are also obligated to purchase a total of 32,500 acre feet per year under separate agreements with the Agency. These other participating entities are North of the River Municipal Water District, East Niles Community Services District, and the City of Bakersfield. Further, the Agency has the right to proportionally reduce the water supply provided to all of the participants if it cannot produce adequate supplies. The participation of all parties in the transaction for expansion of the Agency's facilities, including the Water Purification Plant, purchase of the water and payment of interest and principal on the bonds being issued by the Agency to finance the transaction is required as a condition to the obligation of the Agency to proceed with expansion of the Agency's facilities. If any of the other parties does not use its allocation, that party is obligated to pay its contracted amount, but may make arrangements for the other parties to purchase some or all of its allocation.

     The Agency is planning to issue bonds to fund the project and will use the payments of the Capital Facilities Charges by California Water Service Company and the other contracted parties to meet the Agency's obligations to pay interest and repay principal on the bonds. If any of the parties were to default on making payments of the Capital Facilities Charge, then the other parties are obligated to pay for the defaulting party's share on a pro-rata basis. If there is a payment default by a party and the remaining parties have to make payments, they also are entitled to a pro-rata share of the defaulting party's water allocation.

     The Company expects to use all its contracted amount of water in its operations every year. In addition, if the Company were to pay for and receive additional amounts of water due to a default of another participating party, the Company believes it could use this additional water in its operations without incurring substantial incremental cost increases. If additional treated water is available, all parties have an option to purchase this additional treated water, subject to the Agency's right to allocate the water among the parties.

     The total obligation of all participants, excluding Cal Water, is approximately $108,000,000 to the agency. Based on the credit worthiness of the other participants which are government entities, it is believed to be highly unlikely that Cal Water would be required to assume any other participants' obligations under the contract due to their default. In the event of default by a Participant, Cal Water would receive entitlement to the additional water for assuming any obligation.

     Once the project is complete, the Company is obligated to pay a Capital Facilities Charge and a Treated Water Charge that together total $4,739,000 annually, which equates to $231 per acre foot. Annual payments of $1,951,000 for the Capital Facilities Charge will begin when the Agency issues bonds to fund the project. Some of the Treated Water Charge of $2,788,000 is expected to begin July 1, 2007, when a portion of the planned capacity is expected to be available. The expanded water treatment plant is expected to be at full capacity by July 1, 2008, and at that time, the full annual payments of $4,739,000 would be made and continue through the term of the agreement. Once treated water is being delivered, the Company will also be obligated for its portion of the operating costs; that portion is currently estimated to be $69 per acre foot. The actual amount will vary due to variations from estimate, inflation and other changes in the cost structure. The Company's overall estimated cost of $300 per acre foot is less than the estimated cost of procuring untreated water (assuming water rights could be obtained) and then providing treatment.

Note 10.  Recent Accounting Standards

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

     In March 2005, the FASB issued Interpretation No. 46R-5, "Implicit Variable Interests under FASB Interpretation No. 46 (revised December 2003)", which amends Interpretation No.46, "Consolidation of Variable Interest Entities." The revision relates to issues commonly arising in leasing arrangements among related parties and other types of arrangements involving related and unrelated parties. The original guidance under Interpretation No. 46 in January 2003 is still applicable. Interpretation Nos. 46 and 46R-5 provide guidance for determining when a primary beneficiary should consolidate a variable interest entity or equivalent structure that functions to support the activities of a primary beneficiary. Interpretation No. 46R-5 is effective for the first reporting period beginning after March 3, 2005. The adoption of Interpretation No. 46R-5 did not impact the Company's financial position, results of operations, or cash flows.

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

     Revenue from metered customers includes billings to customers based on monthly meter readings plus an estimate for water used between the customer's last meter reading and the end of the accounting period. The unbilled revenue amount is recorded as a current asset on the balance sheet under the caption "Unbilled Revenue." At September 30, 2005, the unbilled revenue amount was $14,271,000 and at December 31, 2004, the amount was $9,307,000. The unbilled revenue amount is generally higher during the summer months when water sales are higher. The amount recorded as unbilled revenue varies depending on water usage in the preceding period; the number of days between meter reads for each billing cycle; and the number of days between each cycle's meter reading and the end of the accounting cycle.

     Flat-rate customers are billed in advance at the beginning of the service period. The revenue is prorated so that the portion of revenue applicable to the current accounting period is included in that period's revenue. The portion related to a subsequent accounting period is recorded as unearned revenue on the balance sheet and recognized as revenue when earned in the subsequent accounting period. The unearned revenue liability was $2,191,000 and $2,193,000 at December 31, 2004. This liability is included in "accrued expenses and other liabilities" on the balance sheet.

Expense Balancing and Memorandum Accounts
-----------------------------------------

     Expense-balancing accounts and memorandum accounts are used to track suppliers' rate changes for purchased water, purchased power, and pump taxes that are not included in customer water rates. The cost changes are referred to as "offsetable expenses," because under certain circumstances, they are refundable from customers (or refunded to customers) in future rates designed to offset cost changes from suppliers. The Company does not record the balancing and memorandum accounts until the commission has authorized a change in customer rates and the customer has been billed. The cumulative net recoverable amount in the expense balancing accounts and memorandum accounts as of September 30, 2005, was approximately $4,000,000. This amount includes certain amounts that have been filed for recovery but have not yet been authorized, or amounts that have not yet been filed for recovery. See Regulatory Matters--Other Regulatory Matters below for cumulative net balances of expense balancing and memorandum accounts that have been authorized for recovery.

Regulated Utility Accounting
----------------------------

     Because the Company operates extensively in a regulated business, it is subject to the provisions of SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation." Regulators establish rates that are expected to permit the recovery of the cost of service and a return on investment. In the event a portion of the Company's operations were no longer subject to the provisions of SFAS No. 71, it would be required to write off related regulatory assets that are not specifically recoverable and write off of liabilities that are not realizable, and determine if other assets might be impaired. If a regulatory commission determined that a portion of the Company's assets were not recoverable in customer rates, the Company would be required to determine if it had suffered an asset impairment that would require a write-down in the assets' valuation. There have been no such asset impairments as of September 30, 2005.

Income Taxes
------------

     The Company accounts for income taxes using the asset and liability method. Deferred taxes assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Measurement of the deferred tax assets and liabilities is at enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on the deferred tax assets and liabilities of a change in tax rate is recognized in the period that includes the enactment date. The Company must also assess the likelihood that deferred tax assets will be recovered in future taxable income and, to the extent recovery is unlikely, a valuation allowance would be recorded. If a valuation allowance were required, it could significantly increase income tax expense. In management's view, a valuation allowance is not required at September 30, 2005.

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

     Advances for Construction and Contributions in Aid of Construction received from developers subsequent to 1986 were taxable for federal income tax purposes, and those received subsequent to 1991 were subject to California income tax. In 1996, the federal law, and in 1997, the California law, changed and only deposits for new services were taxable. In late 2000, federal regulations were further modified to exclude fire services from taxation.

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

RESULTS  OF  THIRD  QUARTER  2005  OPERATIONS  COMPARED  TO THIRD  QUARTER  2004
OPERATIONS

Summary
-------

     Third quarter net income was $13,115,000, equivalent to $0.71 per common share on a diluted basis, compared to net income of $10,789,000 or $0.59 per share on a diluted basis in the third quarter of 2004. The primary driver for the increase in net income was increased revenues from rate increases and new customers which were partially offset by higher operating expenses. Other income increased due to sale of non-utility properties this year verses last year.

Operating Revenue
-----------------

     Operating revenue increased $4,024,000, or 4%, to $101,128,000. As disclosed in the following table, the increase was due primarily to rate increases and new customers, partially offset by decreases in usage. Revenues from water usage decreased approximately 2% for the quarter as cooler temperatures continued in some of our service areas.

     The factors that affected the operating revenue decrease for the third quarter of 2005 are presented in the following table:

      Rate increases (net)                                   $   4,395,000
      Decrease in usage by existing customers                   (1,559,000)
      Usage by new customers                                     1,188,000
                                                             --------------
           Net operating revenue increase                    $   4,024,000
                                                             =============

      The components of the net rate increase are listed in the following table:

      Purchased Water Offset                                      $529,000
      Balance Accounts 2003                                       (532,000)
      Balance Accounts 2004                                      2,054,000
      Balance Accounts 2005                                         76,000
      General Rate Case (GRC)
      2001 Catch-up                                            (1,362,000)
      GRC 2002                                                     280,000
      GRC 2003                                                     115,000
      GRC 2004                                                   1,658,000
      Step rate 2005                                             1,466,000
      Hawthorne                                                     76,000
      New Mexico                                                    56,000
      Hawaii                                                       (21,000)
                                                             --------------
         Total                                               $   4,395,000
                                                             =============

     The number of customers from regulated and non-regulated, full system operations increased 1.3% compared to September 2004.

Total Operating Expenses
------------------------

     Total operating expenses were $85,025,000 for the three months ended September 30, 2005, versus $82,606,000 for the same period in 2004, a 2.9% increase.

     Water production expense consists of purchased water, purchased power and pump taxes. It represents the largest component of total operating expenses, accounting for approximately 46.1% of total operating expenses. Water production expenses decreased 2% compared to last year.

     For California operations, sources of water production as a percent of total water production are listed on the following table:

                                      Three Months Ended September 30
                                      --------------------------------
                                          2005               2004
                                          ----               ----
             Well production                 50.8%              49.9%
             Purchased                       45.9%              46.5%
             Surface                          3.3%               3.6%
                                      -------------      -------------
             Total                            100%               100%
                                      =============      =============

     Washington Water, New Mexico Water and Hawaii Water obtain all of their water supply from wells.

     The components of water production costs are shown in the table below:

                                    Three Months Ended September 30
                                    -------------------------------
                                2005                 2004            Change
                                ----                 ----            ------
       Purchased water       $   28,559,000    $   28,838,000   $     (279,000)
       Purchased power            7,649,000         8,460,000         (811,000)
       Pump taxes                 2,997,000         2,754,000          243,000
                             --------------    --------------   --------------
            Total            $   39,205,000    $   40,052,000   $     (847,000)
                             ==============    ==============   ==============

     Purchased water cost decreased due to lower usage of purchased water, partially offset by higher prices from water wholesalers. Included in the purchased water amounts are credits received from certain wholesale suppliers and the sale of unused water rights. The amounts of the credits were $324,000 and $366,000 for the quarter ended September 30, 2005 and 2004, respectively. Purchased power and pump taxes decreased primarily due to lower usage and lower prices.

     Other operations expenses were $22,307,000, increasing $97,000 or 0.5%. Payroll and benefits charged to operations expense increased $607,000 or 4.3%. Wages for union employees increased 2.5%, effective January 1, 2005. Overall payroll costs (expensed and capitalized) increased 4.4% due to increases in the number of employees and higher wage rates. Employee and retiree medical costs increased $72,000 or 23.8%. The above increases were offset by lower administration and general expenses which were $12,201,000, decreasing $171,000 or 1.4%. Pension costs decreased $561,000, or 33.5% due to year-to-date true-up of the annual pension cost estimate based on an actuarial calculation report received during the quarter. Workers' compensation expense decreased $308,000, or 40.8% due to a decrease from the prior year claims experience. Regulatory Commission expense decreased $120,000 or 79.0%. At September 30, 2005, there were 846 employees and at September 30, 2004, there were 830 employees.

     Maintenance expense was up for the quarter ended September 30, 2005, increasing $237,000, or 6.5% due to increases in main repairs of $160,000 and reservoirs and tank repairs of $46,000, which were partially offset by lower well expense of $90,000.

     Depreciation and amortization expense increased $769,000, or 12% because of additional depreciation expense due to 2004 capital expenditures and due to increased depreciation rates authorized by the Commission in eight districts as part of the 2004 GRC decision.

     Federal and state income taxes increased $1,918,000 due to the increase in taxable income. The effective tax rate was 40.6% in the third quarter of 2005 and 39.5% for the prior year's third quarter.

Other Income and Expense
------------------------

     Other income was $1,447,000 for the quarter ended September 30, 2005, compared to $656,000 for the prior year's third quarter, an increase of $791,000, primarily due to gain on sale of non-utility property of $669,000. A gain of $6,000 was recognized in the quarter ended September 30, 2004. Non-regulatory income totaled $778,000 and increase of $128,000 or 19.7%

Interest Expense
----------------

     Total interest expense increased $70,000, or 1.6%. This was due to an increase in capitalized interest in the prior year on construction projects.


RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 2005 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 2004

Summary
-------

     Net income for the nine-month period ended September 30, 2005 was $21,386,000, equivalent to $1.16 per common share on a diluted basis, compared to net income of $22,289,000 or $1.27 per share on a diluted basis, for the nine-months ended September 30, 2004. The primary driver for the decrease in net income was the unfavorable weather conditions experienced in each of the quarters of 2005 compared to the same prior year periods.

Operating Revenue
-----------------

     Operating revenue decreased $3,301,000, or 1.3%, to $242,888,000. As disclosed in the following table, the decrease was due to decreases in usage, partially offset by increases in rates and revenue from new customers. Weather impact was unfavorable as rainfall was much higher compared to prior year. Temperatures were slightly cooler, which resulted in a year-to-date decrease of approximately 6% in revenue from prior year water usage, with the largest monthly decrease of 14.0% occurring in April.

     The factors that affected the operating revenue decrease are presented in the following table:

         Rate increases (net)                             $  8,984,000
         Decrease in usage by existing customers           (14,514,000)
         Usage by new customers                              2,229,000
                                                          -------------
              Net operating revenue decrease              $ (3,301,000)
                                                          =============

     The components of the net rate increases are listed in the following table:

         Purchase Water Offset                            $    930,000
         Balance Accounts 2003                                (936,000)
         Balance Accounts 2004                               4,503,000
         Balance Accounts 2005                                  76,000
         General Rate Case (GRC)
         2001 Catch Up                                      (3,470,000)
         GRC 2002                                            1,782,000
         GRC 2003                                              298,000
         GRC 2004                                            1,658,000
         Step Rate 2005                                      3,810,000
         Hawthorne                                             280,000
         Hawaii                                                (41,000)
         New Mexico                                             94,000
                                                          -------------
             Total increase in rates                      $  8,984,000
                                                          =============

Total Operating Expenses
------------------------

     Total operating expenses were $211,067,000 for the nine-months ended September 30, 2005, versus $212,217,000 for the same period in 2004, a 0.5% decrease.

     Water production expense consists of purchased water, purchased power and pump taxes. It represents the largest component of total operating expenses, accounting for approximately 41.9% of total operating expenses. Water production expenses decreased 6.7% compared to last year.

     For California operations, sources of water production as a percent of total water production are listed on the following table:

                                          Nine Months Ended September 30
                                          -------------------------------
                                              2005              2004
                                              ----              ----
             Well production                     47.5%             47.4%
             Purchased                           48.6%             48.5%
             Surface                              3.9%              4.1%
                                          ------------      ------------
             Total                                100%              100%
                                          ============      ============

     Washington Water, New Mexico Water and Hawaii Water obtain all of their water supply from wells.

     The components of water production costs are shown in the table below:

                                          Nine Months Ended September 30
                                          ------------------------------
                                        2005          2004             Change
                                        ----          ----             ------
             Purchased water      $ 66,687,000    $ 70,580,000     $ (3,893,000)
             Purchased power        15,770,000      18,012,000       (2,242,000)
             Pump taxes              5,963,000       6,184,000         (221,000)
                                  ------------    ------------     ------------
                  Total           $ 88,420,000    $ 94,776,000     $ (6,356,000)
                                  ============    ============     ============

     Purchased water cost decreased due to lower usage, partially offset by higher prices from water wholesalers and lower purchased water credits. Included in purchased water are credits received from certain wholesale suppliers and the sale of unused water rights. The amounts of the credits were $1,091,000 and $2,942,000 for 2005 and 2004, respectively. Purchased power and pump taxes also decreased due to lower production.

     Other operations expenses were $66,054,000, increasing $1,426,000 or 2.2% primarily due to administration and general expenses which were $36,137,000, increasing $1,169,000 or 3.3%. Payroll and benefits charged to operations expense increased $2,665,000, or 6.4%. Wages for union employees increased 2.5%, effective January 1, 2005. Overall payroll costs (expensed and capitalized) increased 4.5% due to increases in the number of employees and higher wage rates. Employee and retiree medical costs increased $675,000, or 10.5%. Outside services, which includes legal, auditor and consultants fees, increased $831,000, or 47.2% primarily due to higher consulting cost associated with information systems. Workers' compensation expenses decreased $822,000, or 47.2%. At September 30, 2005, there were 846 employees and at September 30, 2004, there were 830 employees.

     Maintenance expense was up for the nine-months ended September 30, 2005, increasing $1,442,000, or 14.6%, due to increases in maintenance of meters of $130,000, well maintenance expense of $68,000, and repairs of the following: pumping equipment and plant of $327,000, water treatment equipment of $115,000 and mains of $507,000.

     Depreciation and amortization expense increased $1,732,000, or 8.8%, because of 2004 capital expenditures and due to increased depreciation rates authorized by the Commission in eight districts as part of the 2004 GRC decision.

     Federal and state income taxes decreased $281,000 due to lower taxable income. The effective tax rate was 40.5% in 2005 and 40.0% in 2004.

Other Income and Expense
------------------------

     Other income was $2,849,000 for the nine-months ended September 30, 2005, compared to $1,780,000 for the first nine months of 2004, an increase of $1,069,000 that is primarily due to gains on sale of non-utility properties and increase in net non-regulated income.

Interest Expense
----------------

     Total interest expense decreased $179,000, or 1.3%, due to an increase in capitalized interest of $125,000, on construction projects and lower interest expense since short term borrowings were paid off.


REGULATORY MATTERS

Rate Case Proceedings
---------------------

     In January 2005, Cal Water received approval from the California Public Utilities Commission (CPUC) for step rate increases of $4.4 million on an annual basis, which were effective in January 2005.

     In February 2005, the Hawaii Public Utilities Commission issued a general rate order that decreased rates for Hawaii Water Service Company's (HWSC) Kaanapali water system by approximately $68,000 annually. Additionally, HWSC was authorized to establish a tracking mechanism for recovering certain water treatment plant costs, approximately $50,000 annually, pending the outcome of litigation seeking recovery for treatment costs from the potentially responsible parties. These claims are not expected to materially affect the Company financial results.

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

Memorandum and Balancing Accounts
---------------------------------

     In May 2005, the Company received authorization from the CPUC to recover in rates $822,000 on an annual basis to offset higher purchased water and pump tax costs in its Stockton district.

     In July 2005, the Company received authorization from the CPUC to recover in rates $614,000 on an annual basis to offset higher purchased water in its Westlake district.

     In September 2005, Cal Water received authorization from the CPUC to collect in rates approximately $899,000 previously recorded in a memorandum account for the Stockton district. Cal Water has pending memorandum account filings for 2004 and previous years offsettable expenses to refund to customers $1,258,000 over 12 months.

     Below is a list of rate filings approved by the CPUC in 2004 that impacted 2005 revenues due to recording revenues based upon customer billings. (See previous items on Operating Revenue).

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

Other Regulatory Matters
------------------------

     Cal Water recovered certain amounts being tracked in off-balance sheet expense balancing and memorandum accounts. Approvals to recover these amounts were received in 2004. (See "Expense Balancing and Memorandum Accounts" section in the Critical Accounting Policies.) The amounts remaining to be recovered from these approved filings as of September 30, 2005, and December 31, 2004, were $4,000,000 and $8,588,000, respectively.
     These amounts exclude pending amounts and amounts not yet filed for recovery.

Surplus Property Sales
----------------------

     In 1995, the California Legislature enacted the Water Utility Infrastructure Improvement Act of 1995 (Infrastructure Act) to encourage water utilities to sell surplus properties and reinvest in needed water utility facilities. In September 2003, the California Public Utilities Commission (CPUC) issued decision D.03-09-021 in Cal Water's 2001 GRC filing. In this decision, the CPUC ordered Cal Water to file an application setting up an Infrastructure Act memorandum account with an up-to-date accounting of all real property that was at any time in rate base and that Cal Water had sold since the effective date of the Infrastructure Act. The decision also ordered Cal Water to file an application for approval to replace the operations and customer centers in its Chico District and treatment of the gain on sale proceeds.

     Decision D.03-09-021 also directed the CPUC staff to file a detailed report on its review of Cal Water's application. On January 11, 2005, the Office of Ratepayer Advocates (ORA) issued a report expressing its opinion that Cal Water had not proven that surplus properties sold since 1996 were no longer necessary and useful to provide utility service. ORA also recommended that Cal Water be fined $160,000 and that gains from property sales should generally benefit ratepayers.

     During the period under review, Cal Water's cumulative gains from surplus property sales were $19.2 million, which included an inter-company gain related to a transaction with CWS Utility Services and a like-kind exchange with a third party. If the CPUC finds any surplus property sale or transfer was recorded inappropriately, Cal Water's rate base could be reduced, which would lower future revenues, net income, and cash flows.

     In early April, the parties submitted testimony and briefs and the Administrative Law Judge held an evidentiary hearing. Management believes it has fully complied with the Infrastructure Act and that ORA's conclusions and recommendations are without merit. Accordingly, Cal Water has not accrued a liability in the financial statements for ORA's recommendations.

     On October 27, 2005, the CPUC extended the statutory period for the proceeding to January 3, 2006. On November 2, 2005, Administrative Law Judge issued his Proposed Decision (PD). The PD finds that Cal Water appropriately reclassified all properties as non-utility property prior to being sold. The criteria Cal Water used to reclassify its properties were reasonable and consistent with the requirements of the CPUC. Since the properties were properly reclassified, CPUC approval was not required prior to the sale and no penalty is warranted. Furthermore, the PD finds that Cal Water should be allowed to include in rate base the full value of the new Chico customer center. This would result in an increase revenue requirement of approximately $171,000.

     However, the PD does not approve the amount of sales proceed (or gains) which qualifies for reinvest under the Infrastructure Act. The PD defers the issues regarding treatment of sale proceeds and allocation of gains on sale to its R.04-09-003 proceeding, where the CPUC intents to set guidelines and a specific rule on allocation of the gain on sale between shareholders and ratepayers. Cal Water has no knowledge when this proceeding will be concluded.

LIQUIDITY

Short-Term and Long-Term Debt
-----------------------------

     There were no outstanding short-term bank borrowings at September 30, 2005 or December 31, 2004, on either the Company's or Cal Water's credit facility. The Company has a $10,000,000 credit facility, which includes Washington Water, New Mexico Water, Hawaii Water, and CWS Utility Services. Cal Water has a $45,000,000 credit facility. Both agreements have a requirement for balances to be below certain thresholds for 30 consecutive days each calendar year. The Company has met this requirement in 2005 for both agreements. At September 30, 2005, the Company was in compliance with the covenants of both facilities.

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

Dividends
---------

     The third quarter common stock dividend of $0.2850 per share was paid on August 19, 2005, compared to a quarterly dividend in the third quarter of 2004 of $0.2825. This was the Company's 243rd consecutive quarterly dividend. Annualized, the 2005 dividend rate is $1.14 per common share, compared to $1.13 in 2004. Based on the 12-month earnings per share at September 30, 2005, the dividend payout ratio is 83.6% of net income. For the entire year 2004, the payout ratio was 77% of net income. On a long-term basis, the Company's goal is to achieve a dividend payout ratio of 60% of net income accomplished through future earnings growth.

     At its October 26, 2005 meeting, the Board declared the Company's 244th consecutive dividend in the amount of $0.2850 per share, payable on November 18, 2005, to stockholders of record on November 7, 2005.

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

Book Value and Stockholders of Record
-------------------------------------

     Book value per common share was $15.98 at September 30, 2005, compared to $15.66 at December 31, 2004.

     There are approximately 3,089 stockholders of record for the Company's common stock as of September 30, 2005.

Utility Plant Expenditures
--------------------------

     During the nine months ended September 30, 2005, capital expenditures totaled $57,286,000; $47,560,000 was from Company-funded projects and $9,726,000 was from third party-funded projects. The 2005 Company-funded capital expenditure budget is $85,000,000, but the actual amount may vary from the budget number due to timing of actual payments related to current year projects and prior year projects. The estimated cash payments for the full-year of 2005 for Company-funded capital expenditures is $70 million. The Company does not control third party-funded capital expenditures; therefore, it is unable to estimate the amount of such projects for 2005.

     At September 30, 2005, construction work-in-progress was $43,491,000 compared to $13,248,000 at December 31, 2004. Work-in-progress includes projects that are under construction, but not yet complete and in service.

Sarbanes-Oxley Act, Section 404
-------------------------------

     To comply with the Sarbanes-Oxley Act, Section 404 on internal controls, external costs of $900,000 were incurred related to 2004. For 2005, the Company estimates incurring $500,000 to $600,000 in external costs.

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

     Earlier this year, the Company requested its customers in the Salinas district to voluntarily cut down on peak hour water usage for a three-month period due to six wells that were shut off temporarily because of contamination. The Company also asked large commercial users to reduce water usage during peak hours and to store water during non-peak hours for later use. As of September 30, 2005, three wells have been put back on line and the Company is no longer asking customers to take additional steps to reduce water usage during peak hours. The Salinas district accounted for 4.4% of the Company's revenues for the third quarter and year-to-date ended September 30, 2005. The Company does not believe that its request to voluntary reduce water usage during peak hours materially impacted the financial results or cash flows of the Company.

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

     Historically, the CPUC's balancing account or offsettable expense procedures allowed for increases in purchased water and purchased power costs to be passed on to consumers. Traditionally, a significant percentage of our net income and cash flows comes from California regulated operations; therefore the CPUC's actions have a significant impact on the Company's business. See Item 2, "Management's Discussion and Analysis of
     Financial Condition and Results of Operations - Critical Accounting Policies --Expense Balancing and Memorandum Accounts" and "Regulatory Matters."

Item 4.

CONTROLS AND PROCEDURES

     (a) Evaluation of Disclosure Controls and Procedures

     The Company carried out an evaluation, under the supervision of and with the participation of its management, including its principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report, pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934. Based on their review of the Company's disclosure controls and procedures, the principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures are functioning effectively to provide reasonable assurance that the information required to be disclosed in periodic SEC filings is reported within the time periods specified by SEC rules and regulations.

     (b) Changes to Internal Control Over Financial Reporting

     There was no change in the Company's internal control over financial reporting that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II       OTHER INFORMATION


Item 1.

LEGAL PROCEEDINGS

(a) From time to time, the Company has been involved in a variety of legal proceedings. For a complete description, see the Company's annual report on Form 10-K for the year ended December 31, 2004. During the quarter ended September 30, 2005, there were no material developments with respect to previously disclosed existing procedures and no material proceeding not previously disclosed.

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


                                          CALIFORNIA WATER SERVICE GROUP
                                          ------------------------------
                                                    Registrant

November 9, 2005


                               By:       /s/ John S. Tootle
                                  ----------------------------------------------
                                             JOHN S. TOOTLE
                                  Acting Vice President, Chief Financial Officer
                                                   and Treasurer

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