Form 10-K
period 2005-12-31
CALIFORNIA WATER SERVICE GROUP
filed 2006-03-13
CIK 1035201

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 2005

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from .............to....................

                           Commission file No. 1-13883

                         CALIFORNIA WATER SERVICE GROUP
                         ------------------------------
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

                                 (408) 367-8200
                                 --------------
              (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:

     Title of Each Class:            Name of Each Exchange on Which Registered:
     --------------------            ------------------------------------------
  Common Stock, $0.01 Par Value             New York Stock Exchange

             Preferred Share Purchase Rights New York Stock Exchange

           Securities registered pursuant to Section 12(g) of the Act:
                                      None
                                (Title of Class)

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ___ No _X_

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 of Section 15(d) of the Act. Yes ___ No _X_

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___ .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non- accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ] Accelerated filer [X] Non-accelerated filer [ ].


Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ___ No _X_

The aggregate market value of the common stock held by non-affiliates of the Registrant was $646.7 million on June 30, 2005, the last business day of the registrant's most recently completed second fiscal quarter. The valuation is based on the closing price of the registrant's common stock as traded on the New York Stock Exchange.

Common stock outstanding at March 6, 2006, - 18,405,138 shares.

                                  EXHIBIT INDEX

                       DOCUMENTS INCORPORATED BY REFERENCE

Designated portions of Registrant's Annual Report to Stockholders for the calendar year ended December 31, 2005, (2005 Annual Report) are incorporated by reference in Part I (Item 1 and 2) and Part II (Items 5, 6, 7, 7A, 8 and 9A).

Designated portions of the Registrant's Proxy Statement (Proxy Statement) relating to the 2006 annual meeting of stockholders are incorporated by reference in Part III (Items 10, 11, 12 and 14).

                           TABLE OF CONTENTS
                                                                          Page
PART I
  Item  1.    Business..............................................       6
              Forward-Looking Statements............................       6
              General Development of Business.......................       6
              Financial Information about
                  Industry Segments.................................       8
              Narrative Description of Business.....................       8
              Geographical Service Areas and
                  Number of Customers at Year-end...................       8
              Rates and Regulation..................................      10
              Water Supply..........................................      11
              Non-regulated Operations..............................      14
              Utility Plant Construction ...........................      15
              Sale of Surplus Real Properties.......................      15
              California Energy Situation...........................      15
              Security at Company Facilities........................      15
              Quality of Water Supplies.............................      16
              Competition and Condemnation..........................      16
              Environmental Matters ................................      16
              Human Resources.......................................      17
              Financial Information about Foreign and
                  Domestic Operations and Export Sales..............      17

  Item  1A    Risk Factors .........................................      17

  Item  1B    Unresolved Staff Comments ............................      20

  Item  2.    Properties ...........................................      21

  Item  3.    Legal Proceedings.....................................      21

  Item  4.    Submission of Matters to a Vote of
                  Security Holders..................................      22

              Executive Officers of the Registrant..................      22

PART II

  Item  5.    Market for Registrant's Common Equity,
                  Related Stockholder Matters and Issuer
                  Purchases of Equity Securities....................      25

  Item  6.    Selected Financial Data...............................      25

  Item  7.    Management's Discussion and Analysis of
                  Financial Condition and Results of
                  Operations........................................      25

  Item 7A.     Quantitative and Qualitative Disclosures About
                   Market Risk.......................................     25

  Item  8.    Financial Statements and Supplementary Data...........      25

  Item  9.    Changes in and Disagreements with Accountants on
                    Accounting and Financial Disclosure.............      25

  Item 9A.    Controls and Procedures...............................      26

  Item 9B.    Other Information.....................................      26


PART III

  Item 10.    Directors and Executive Officers of the Registrant....      26

  Item 11.    Executive Compensation................................      26

  Item 12.    Security Ownership of Certain Beneficial
                    Owners and Management ..........................      26

  Item 13.    Certain Relationships and Related Transactions........      26

  Item 14.    Principal Accountant Fees and Services................      27

PART IV

  Item 15.    Exhibits, Financial Statement Schedules...............      27

Signatures..........................................................      28

Exhibit Index.......................................................      30

                                     PART I

Item 1.   Business.

Forward-Looking Statements
--------------------------

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

Factors that may cause a result different than expected or anticipated include: governmental and regulatory commissions' decisions, including decisions on proper disposition of property; changes in regulatory commissions' policies and procedures; the timeliness of regulatory commissions' actions concerning rate relief; new legislation; changes in accounting valuations and estimates; the ability to satisfy requirements related to the Sarbanes-Oxley Act and other regulations on internal controls; electric power interruptions; increases in suppliers' prices and the availability of supplies including water and power; fluctuations in interest rates; changes in environmental compliance and water quality requirements; acquisitions and the ability to successfully integrate acquired companies; the ability to successfully implement business plans; changes in customer water use patterns; the impact of weather on water sales and operating results; access to sufficient capital on satisfactory terms; civil disturbances or terrorist threats or acts, or apprehension about the possible future occurrences of acts of this type; the involvement of the United States in war or other hostilities; restrictive covenants in or changes to the credit ratings on current or future debt that could increase financing costs or affect the ability to borrow, make payments on debt, or pay dividends; and other risks and unforeseen events. When considering forward-looking statements, the reader should keep in mind the cautionary statements included in this paragraph. The Company assumes no obligation to provide public updates on forward-looking statements.

a.   General Development of Business
     -------------------------------

California Water Service Group (the Company) is a holding company incorporated in Delaware with five operating subsidiaries: California Water Service Company (Cal Water), CWS Utility Services (Utility Services), New Mexico Water Service Company (New Mexico Water), Washington Water Service Company (Washington Water), and Hawaii Water Service Company, Inc. (Hawaii Water). Cal Water, New Mexico Water, Washington Water, and Hawaii Water are regulated public utilities. The regulated utility entities also provide some non-regulated services. Utility Services provides non-regulated services to private companies and municipalities. Cal Water was the originating company and began operations in 1926. The other entities were incorporated within the last 10 years.

California water operations are conducted by the Cal Water and Utility Services entities, which provide service to approximately 456,700 customers in 75 California communities through 26 separate districts. Of these 26 districts, 24 districts are regulated water systems, which are subject to regulation by the California Public Utilities Commission (CPUC). The other 2 districts, the City of Hawthorne and the City of Commerce, are governed through their respective city councils and are considered non-regulated because they are outside of the CPUC's jurisdiction. Their activities are reflected in the Company's operating revenue and operating costs, as the risks and rewards of these operations are similar to the Company's regulated activities. California water operations account for 95% of the total customers and 96% of the total operating revenue of the Company.

Washington Water provides domestic water service to 15,311 customers in the Tacoma and Olympia areas. Washington Water's utility operations are regulated by the Washington Utilities and Transportation Commission. Washington Water accounts for 3% of the total customers and 2% of the total operating revenue of the Company.

New Mexico Water provides service to 6,480 water and wastewater customers in the Belen, Los Lunas and Elephant Butte areas in New Mexico. Its regulated operations are subject to the jurisdiction of the New Mexico Public Regulation Commission. New Mexico Water accounts for 1% of the total customers and 1% of the total operating revenue of the Company.

Hawaii Water provides water service to 537 customers on the island of Maui, including several large resorts and condominium complexes. Its regulated operations are subject to the jurisdiction of the Hawaii Public Utilities Commission. Hawaii Water accounts for less than 1% of the total customers and 1% of the total operating revenue of the Company.

Other non-regulated activities consist primarily of operating water systems, which are owned by other entities; providing meter reading and billing services; leasing communication antenna sites on the Company's properties; operating recycled water systems; providing brokerage services for water rights; providing lab services for water quality testing; and selling surplus property. The results of these activities are reported below operating profit on the income statement and therefore the revenue is not included in operating revenue. Due to the variety of services provided and activities being outside of the Company's core business, the number of customers is not tracked for these non-regulated activities except customers for the City of Hawthorne and the City of Commerce. Non-regulated activities, excluding gains on sale of non-utility property, comprised 6% of the Company's total net income in 2005.

The state regulatory entities governing the Company's regulated operations are referred to as the Commissions in this report. Rates and operations for regulated customers are subject to the jurisdiction of the respective state's regulatory commission. The Commissions require that water and wastewater rates for each regulated district be independently determined. The Commissions are expected to authorize rates sufficient to recover normal operating expenses and allow the utility to earn a fair and reasonable return on invested capital. Rates for the City of Hawthorne and City of Commerce water systems are established in accordance with operating agreements and are subject to ratification by the respective city councils. Fees for other non-regulated activities are based on contracts negotiated between the parties.

The Company's mailing address and contact information is:
    California Water Service Group
    1720 North First Street
    San Jose, California 95112-4598
    telephone number: 408-367-8200
    www.calwatergroup.com

Annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports are available free of charge through the Company's website. The reports are available on the Company's website on the same day they appear on the SEC's website.

During the year ended December 31, 2005, there were no significant changes in the kind of products produced or services rendered or those provided by the Company's operating subsidiaries, or in the markets or methods of distribution.

b.   Financial Information about Industry Segments
     ---------------------------------------------

The Company operates primarily in one business segment, the supply and distribution of water and providing water-related utility services.

c.   Narrative Description of Business
     ---------------------------------

The business is conducted through the Company's operating subsidiaries. The bulk of the business consists of the production, purchase, storage, treatment, testing, distribution and sale of water for domestic, industrial, public and irrigation uses, and for fire protection. Also provided are non-regulated water-related services under agreements with municipalities and other private companies. The non-regulated services include full water system operation, billing and meter reading services. Non-regulated operations also include the lease of communication antenna sites, lab services, water rights brokerage, and our Extended Service Protection program. Earnings may be significantly affected by the sale of surplus real properties if and when they occur.

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

The Company distributes water in accordance with accepted water utility methods. Where applicable, the Company holds franchises and permits in the cities and communities where it operates. The franchises and permits allow the Company to operate and maintain facilities in public streets and right- of-ways as necessary.

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

The Company intends to continue exploring opportunities to expand its regulated and non-regulated businesses in the western United States. The opportunities could include system acquisitions, lease arrangements similar to the City of Hawthorne contract, full service system operation and maintenance agreements, meter reading, billing contracts and other utility-related services. Management believes that a holding company structure facilitates providing non-regulated utility services, which are not subject to Commission jurisdiction.

Geographical  Service  Areas and Number of Customers  at Year-end
-----------------------------------------------------------------
The Company's principal markets are users of water within its service areas. Most of the geographical service areas or districts are regulated. In addition, the City of Hawthorne and City of Commerce are included due to similarities in structure and risk of operations. The approximate number of customers served in each district is as follows:

Regulated Customers, City of Hawthorne and City of Commerce Customers at December 31,

                                                                                      2005             2004
                                                                                  -----------      -----------
SAN FRANCISCO BAY AREA
  Mid-Peninsula (serving San Mateo and San Carlos)                                    36,100           36,100
  South San Francisco (including Colma and Broadmoor)                                 16,800           16,700
  Bear Gulch (serving portions of Menlo Park, Atherton,
      Woodside and Portola Valley)                                                    18,000           17,700
  Los Altos (including portions of Cupertino, Los Altos Hills,
      Mountain View and Sunnyvale)                                                    18,500           18,500
  Livermore                                                                           18,100           17,900
                                                                                  -----------      -----------
                                                                                     107,500          106,900
                                                                                  -----------      -----------
SACRAMENTO VALLEY
  Chico (including Hamilton City)                                                     26,400           25,900
  Oroville                                                                             3,600            3,500
  Marysville                                                                           3,800            3,800
  Dixon                                                                                2,900            2,900
  Willows                                                                              2,300            2,300
  Redwood Valley (Lucerne, Duncans Mills, Guerneville, Dillon Beach, Noel
  Heights & portions of Santa Rosa)                                                    2,000            2,000
                                                                                  -----------      -----------
                                                                                      41,000           40,400
                                                                                  -----------      -----------
SALINAS VALLEY
  Salinas                                                                             27,800           27,800
  King City                                                                            2,400            2,300
                                                                                  -----------      -----------
                                                                                      30,200           30,100
                                                                                  -----------      -----------
SAN JOAQUIN VALLEY
  Bakersfield                                                                         63,600           62,400
  Stockton                                                                            42,300           41,800
  Visalia                                                                             35,800           34,500
  Selma                                                                                6,000            5,800
  Kern River Valley                                                                    4,300            4,200
  Antelope Valley (Fremont Valley, Lake Hughes, Lancaster & Leona Valley)              1,400            1,400
                                                                                  -----------      -----------
                                                                                     153,400          150,100
                                                                                  -----------      -----------
LOS ANGELES AREA
  East Los Angeles (including portions of the City of Commerce)                       27,800           27,700
  Hermosa-Redondo (serving Hermosa Beach, Redondo Beach
      and a portion of Torrance)                                                      26,100           26,000
  Dominguez (Carson and portions of Compton, Harbor City,
      Long Beach, Los Angeles and Torrance)                                           33,600           33,500
  Palos Verdes (including Palos Verdes Estates, Rancho Palos Verdes,
      Rolling Hills Estates and Rolling Hills)                                        24,000           24,000
  Westlake (a portion of Thousand Oaks)                                                7,000            7,000
  Hawthorne (leased municipal system)                                                  6,100            6,100
                                                                                  -----------      -----------
                                                                                     124,600          124,300
                                                                                  -----------      -----------
CALIFORNIA TOTAL                                                                     456,700          451,800

HAWAII                                                                                   500              500
NEW MEXICO                                                                             6,500            5,800
WASHINGTON                                                                            15,300           15,000
                                                                                  -----------      -----------
COMPANY TOTAL                                                                        479,000          473,100
                                                                                  ===========      ===========

Rates and Regulation
--------------------

The Company's water utility rates and service for the regulated business are subject to the jurisdiction of the state regulatory commissions. The Commissions' decisions and the timing of those decisions can have a significant impact on the operations and earnings.

Since the Company's 24 California-regulated operating districts are not physically integrated, rates are set independently for each district as required by the CPUC. General office (headquarters) expenses and capital expenditures are considered separately and allocated ratably to the operating districts.

General and Step Rate Increases
-------------------------------

General rate case (GRC) applications in California address district and general office operating costs and capital requirements for a forward-looking three-year period. GRC decisions typically authorize an immediate rate increase and annual step rate increases for the three-year cycle. Step rate increases are generally effective at the start of each calendar year, and are designed to maintain the return on equity (ROE) authorized in the initial decision in succeeding years. Effective January 1, 2003, Cal Water is required to file a GRC for each operating district every three years. Previously, Cal Water's GRC preliminary applications were submitted in July of each year. Effective in 2004, preliminary applications are scheduled for submission in May and each year thereafter.

According to the CPUC's processing schedule, a final decision should be expected about 12 months after the filings are accepted by the CPUC. The backlog of Cal Water's overdue filings has been cleared and there are no pending filings that have gone beyond the expected decision date. In 2004 and 2005, Cal Water received GRC decisions on a timely basis. Cal Water expects future filings to receive decisions on the CPUC's published processing time line. If decisions are delayed in the future, legislation enacted in 2003 gives the Company protection by establishing an effective date when the decision should have been made, allowing interim rates to be charged and retroactive adjustments once the CPUC renders a decision.

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

Offsetable Expenses and Balancing Accounts
------------------------------------------

The Company records costs for purchased water, purchased power and pump taxes as incurred. Expenses for these categories above or below levels included in prior GRC decisions are tracked in off-line expense balancing or memorandum accounts. The cost differences are referred to as offsetable expenses. When the CPUC authorizes a rate change to recover the costs tracked in expense balancing or memorandum accounts, the rate change is referred to as an offset rate change. The Company does not record revenue or refunds related to the balancing accounts until authorized by the CPUC, and then only as the authorized rates are included in customers' monthly billings. Currently, recovery of balancing and memorandum accounts is subject to a downward adjustment only based on a review of each district's earnings for the past calendar year. If the recorded return on rate base exceeds the rate authorized by the Commission, recovery of the balancing account balance is adjusted downward by the amount of earnings above the authorized return.

See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations-- RATES AND REGULATIONS" section for more information on rates and regulation.

Water Supply
------------

Cal Water obtains its water supply from wells, surface runoff or diversion, and by purchase from public agencies and other wholesale suppliers. The Company's water supply has been adequate to meet customer demand; however, during periods of drought some districts have experienced mandatory water rationing. California's rainy season usually begins in November and continues through March with the most rain typically falling in December, January and February. During winter months, reservoirs and underground aquifers are replenished by rainfall. Snow accumulated in the mountains provides an additional water source when spring and summer temperatures melt the snowpack, producing runoff into streams and reservoirs, and also replenishing underground aquifers.

Washington and Hawaii receive rain in all seasons with the majority falling during winter months. Washington Water and Hawaii Water draw all of their water supply by pumping from wells.

New Mexico Water's rainfall normally occurs in all seasons, but is heaviest in the summer monsoon season. New Mexico Water pumps all of its water supply from wells based on its water rights.

The Company's water business is seasonal in nature and weather conditions can have a pronounced effect on customer usage and thus, impact operating revenues and net income. Customer demand for water generally is lower during the cooler and rainy, winter months. Demand increases in the spring when warmer weather returns and the rains end, and customers use more water for outdoor purposes, such as landscape irrigation. Warm temperatures during the generally dry summer months result in increased demand. Water usage declines during the fall as temperatures decrease and the rainy season begins.

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

As noted above, Washington Water, New Mexico Water and Hawaii Water obtain their entire water supply from wells. Historically, about half of Cal Water's water supply is purchased from wholesale suppliers with the balance pumped from wells. During 2005, approximately 46 percent of the Cal Water supply was obtained from wells, 50 percent was purchased from wholesale suppliers and 4 percent was obtained from surface supplies. Well water is generally less expensive and Cal Water strives to maximize the use of its well sources in districts where there is an option between well or purchased supply sources.

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

During 2005, the Company delivered 132 billion gallons of water to its customers, down 3% from the 139 billion gallons delivered in 2004. The 2005 average daily water production was 356 million gallons, while the maximum single day production was 471 million gallons. By comparison, in 2004, the average daily water production was 380 million gallons and the maximum single day production was 635 million gallons.

The following table shows the quantity of water purchased and the percentage of purchased water to total water production in each California operating district that purchased water in 2005. All other districts receive 100% of their water supply from wells.

                                  (MG)
                                 Water
                               Production      Supply
District                       Purchased     Purchased    Source of Purchased Supply
--------                       ---------     ---------    --------------------------
SAN FRANCISCO BAY AREA
    Mid-Peninsula               5,948          100%       San Francisco Water Department
    South San Francisco         3,140          100%       San Francisco Water Department
    Bear Gulch                  3,830           87%       San Francisco Water Department
    Los Altos                   3,126           65%       Santa Clara Valley Water District
    Livermore                   2,719           73%       Alameda County Flood Control and Water
                                                          Conservation District

SACRAMENTO VALLEY
    Oroville                      937           86%       Pacific Gas and Electric Co. and County
                                                          of Butte
    Redwood Valley                153           77%       County of Lake

SAN JOAQUIN VALLEY
    Antelope/Kern                 295           34%       Antelope Valley-East Kern Water Agency
                                                          and City of Bakersfield
    Bakersfield                 5,792           22%       Kern County Water Agency and City of
                                                          Bakersfield
    Stockton                    6,371           61%       Stockton East Water District

LOS ANGELES AREA
    East Los Angeles            4,579           70%      Central Basin Municipal Water District
    Dominguez                  11,738           89%      West Basin Municipal Water District
    City of Commerce              196           24%      Central Basin Municipal Water District
    Hawthorne                   1,480           90%      West Basin Municipal Water District
    Hermosa-Redondo             4,036           85%      West Basin Municipal Water District
    Palos Verdes                6,682          100%      West Basin Municipal Water District
    Westlake                    3,006          100%      Calleguas Municipal Water District

MG = million gallons

The Bear Gulch district obtains a portion of its water supply from surface runoff from the local watershed. In the Oroville and Redwood Valley districts, the water purchased is from a surface supply. The surface sources are processed through the water treatment plants before being delivered to the distribution system. In the Bakersfield and Kern River Valley districts, the Company purchases surface supply then processes the water through its treatment plants. In addition, the Bakersfield district purchases treated water as a component of its water supply.

The Chico, Marysville, Dixon, and Willows districts in the Sacramento Valley, the Salinas and King City districts in the Salinas Valley, and the Selma and Visalia districts in the San Joaquin Valley obtain their entire supply from wells.

In the Salinas district, which solely depends upon ground water, several wells were taken out of service in the last 24 months primarily due to poor water quality. The Company has installed treatment systems on some of these wells. Management believes that water supply issues in the Salinas district will be adequately resolved in 2006 and beyond.

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

Management anticipates that the Company will be able to renew each of the water supply contracts as they expire. The price of wholesale water purchases is subject to pricing changes imposed by the various wholesale suppliers. Price changes are generally beyond the Company's control. Management expects that the Company will be allowed to recover the wholesale water suppliers' rate increases in customers' future rates, although recovery is subject to approval by the CPUC.

Shown below are wholesaler price rates and increases that became effective in 2005, and estimated wholesaler price rates changes for 2006.

                                   2005                                      2006
                    Effective     Percent                     Effective    Percent
     District         Month       Change      Unit Cost         Month       Change       Unit Cost
     --------         -----       ------      ---------         -----       ------       ---------
  Antelope             July        0.0%        $220/af           July        8.6%         $239/af
  Bakersfield *        July        7.7%         136/af           July        7.4%          146/af
  Bear Gulch           July        4.4%       1.02/ccf           July        0.0%        1.02/ccf
  City of Commerce     Jan         2.9%         488/af           Jan         2.0%          498/af
  Dominguez            Jan         2.9%         536/af           Jan.        1.7%          545/af
  East Los Angeles     July        6.8%         488/af           July        2.0%          498/af
  Hawthorne            Jan         2.9%         536/af           Jan.        1.7%          545/af
  Hermosa-Redondo      Jan         2.9%         536/af           Jan.        1.7%          545/af
  Livermore            Jan.        0.0%       1.29/ccf           Jan.        5.2%        1.36/ccf
  Los Altos            July        6.1%         510/af           July        2.9%          525/af
  Oroville             Jan         8.4%      69,200/yr           Jan.        8.4%       75,000/yr
  Palos Verdes         Jan         2.9%         536/af           Jan.        1.7%          545/af
  Mid-Peninsula        July        4.4%       1.02/ccf           July        0.0%        1.02/ccf
  Redwood Valley       May         4.0%       46.17/af           May         4.0%        48.00/af
  So. San Francisco    July        4.4%       1.02/ccf           July        0.0%        1.02/ccf
  Stockton             April      23.5%     376,292/mo           April      -2.7%      366,146/mo
  Westlake             Jan.        8.4%         650/af           Jan.        3.8%          675/af

af = acre foot; ccf = hundred cubic feet; yr = fixed annual cost; mo = fixed monthly cost * untreated water

See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - WATER SUPPLY" concerning more information on adequacy of supplies.

The Company works with all local suppliers and agencies responsible for water supply to insure adequate, long-term supply for each system.

Non-regulated Operations
------------------------

Non-regulated operations include full service operation and maintenance of water systems for cities and private owners, operation of recycled water systems, meter reading services, utility billing services, laboratory services, water rights brokering, sales of surplus properties, leases of antenna sites, and our Extended Service Protection program.

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

In February 1996, the Company entered into an agreement to operate the City of Hawthorne water system. The system, which is located near the Hermosa-Redondo district, serves about half of Hawthorne's population. The agreement required the Company to make an up-front $6.5 million lease payment to the city that is being amortized over the lease term. Additionally, annual lease payments of $0.1 million are made to the city and indexed to changes in water rates. Under the lease, the Company is responsible for all aspects of system operation and capital improvements, although title to the system and system improvements reside with the city. At the end of the lease, the city is required to reimburse the Company for the unamortized value of capital improvements made during the term of the lease. In exchange, the Company receives all revenue from the water system, which was $5.8 million and $5.9 million in 2005 and 2004, respectively.

In July 2003, an agreement was negotiated with the City of Commerce to lease and operate its water system. At this time, the lease has not been formally executed by the parties. Both parties are in agreement with substantially all terms and are operating as if the agreement was executed. The lease requires the Company to pay $0.8 million per year in monthly installments and pay $200 per acre-foot for water usage exceeding 2,000 acre-feet per year plus a percentage of certain operational savings that may be realized. Under the lease agreement, the Company is responsible for all aspects of the system's operations. The city is responsible for capital expenditures, and title to the system and system improvements resides with the city. The Company has risks of operation and collection of amounts billed to customers. The agreement includes a procedure to request rate changes for costs changes outside of the Company's control and other cost changes. In exchange, the Company receives all revenue from the system, which totaled $1.7 million for 2005 and $1.8 million for 2004.

The Company leases antenna sites to telecommunication companies, which place equipment at various Company-owned sites. Individual lease payments range from $700 to $2,600 per month. The antennas are used in cellular phone and personal communication applications. The Company continues to negotiate new leases for similar uses.

The Company provides laboratory services to San Jose Water Company and Great Oaks Water Company and for the systems under operation and maintenance agreements.

In 2005, the Company implemented an Extended Service Protection program, which covers repairs to the customer's water line between the meter and the home.

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

Sale of Surplus Real Properties
-------------------------------

When properties are no longer used and useful for public utility purposes, the Company is no longer allowed to earn a return on its investment in the property in the regulated business. The surplus property is transferred out of the regulated operations and some properties have been sold or offered for sale. As these sales are subject to local real estate market conditions and can take several months or years to close, income from the sale of surplus properties may or may not be consistent from year-to-year. The CPUC is currently reviewing the Company's handling of these surplus properties, which may adversely impact future sales, results of operations and cash flows. See item 3, "LEGAL PROCEEDINGS" for additional information.

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

There is still uncertainty about the state's ability to avoid future rolling electric blackouts, although the Company did not experience any major electric blackouts during 2005 or 2004. The Company continues to use power efficiently to minimize the power expenses passed on to its customers. The Company maintains backup power systems to continue water service to its customers if the power companies' supplies are interrupted. Many of the Company's well sites are equipped with emergency electric generators designed to produce electricity to keep the wells operating during power outages. Storage tanks also provide customers with water during blackout periods.

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

Quality of Water Supplies
-------------------------

The Company operating practices are designed to produce potable water in accordance with accepted water utility practices. Water entering the distribution systems from surface sources is treated in compliance with federal and state Safe Drinking Water Acts (SWDA) standards. Most well supplies are chlorinated or chloraminated for disinfection. Water samples from each water system are analyzed on a regular, scheduled basis in compliance with regulatory requirements. The Company operates a state-certified water quality laboratory at the San Jose General Office that provides testing for most of its California operations. Certain tests in California are contracted with independent certified labs qualified under the Environmental Laboratory Accreditation Program. Local independent state certified labs provide water sample testing for the Washington, New Mexico and Hawaii operations.

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

In recent years, consolidation within the water industry has accelerated. A number of publicly traded water companies have been acquired or merged into larger domestic companies. Several acquisitions of publicly traded companies have also been completed by much larger foreign companies. The Company intends to continue the pursuit of opportunities to expand its business in the western United States.

Environmental Matters
---------------------

The Company's operations are subject to environmental regulation by various governmental authorities. Environmental affairs programs have been designed to provide compliance with water discharge regulations, underground and aboveground fuel storage tank regulations, hazardous materials management plans, hazardous waste regulations, air quality permitting requirements, wastewater discharge limitations and employee safety issues related to hazardous materials. Also, the Company actively investigates alternative technologies for meeting environmental regulations and continues the traditional practices of meeting environment regulations.

Human Resources
---------------

At year-end 2005, the Company had 840 employees, including 41 at Washington Water, 15 at New Mexico Water and 7 at Hawaii Water. The Company had 837 and 813 employees in 2004 and 2003, respectively. In California, most non-supervisory employees are represented by the Utility Workers Union of America, AFL-CIO, except certain engineering and laboratory employees who are represented by the International Federation of Professional and Technical Engineers, AFL-CIO.

At December 31, 2005, there were 566 union employees. In December 2005 and January 2006, the Company negotiated two-year agreements with both unions. Improvements in tuition reimbursement, increase in 401k employee contributions, and wage increases were part of the agreement. Wage increases under the agreements are 3.5% for 2006. Wages for 2007 will be negotiated in October 2006. The Company maintains good relationships with the unions. Employees at Washington Water, New Mexico Water, and Hawaii Water do not belong to unions.


d.   Financial  Information  about  Foreign and Domestic  Operations  and Export
     ---------------------------------------------------------------------------
     Sales.
     ------

The Company does not have export sales.

Item 1A. Risk Factors.

     Readers and prospective investors in our securities should carefully consider the following risk factors as well as the other information contained or incorporated by reference in this report:

     The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties that management is not aware of or focused on or that management currently deems immaterial may also impair our business operations. This report is qualified in its entirety by these risk factors.

     If any of the following risks actually occur, the Company's financial condition and results of operations could be materially and adversely affected. If this were to happen, the value of the Company's securities could decline significantly, and you could lose all or part of your investment.

Our business is heavily regulated and decisions by state regulatory commissions and changes in laws and regulations can significantly affect our business.

     California Water Service Company, New Mexico Water Service Company, Washington Water Service Company and Hawaii Water Service Company, Inc., are regulated public utilities which provide water service to our customers. The rates that the Companies charge their water customers are subject to the jurisdiction of the regulatory commission in the states in which we operate. These Commissions set water rates for each operating district independently because the systems are not interconnected. The Commissions authorize us to charge rates which they consider to be sufficient to recover our normal operating expenses, to provide funds for adding new or replacing water infrastructure, and to allow us to earn what the Commissions consider to be a fair and reasonable return on our invested capital.

     Our ability to meet our financial objectives is dependent upon the rates authorized by the Commissions. We periodically file rate increase applications with the Commissions. The ensuing administrative and hearing process may be lengthy and costly. We can provide no assurances that our rate increase requests will be granted by the Commissions. Even if approved, there is no guarantee that approval will be given in a timely manner or at a sufficient level to cover our expenses and provide a reasonable return on our investment. If the authorized rates are insufficient to cover operating expenses and capital expenditure requirements, and allow a reasonable return on invested capital, or the rate increase decisions are delayed, our earnings may be adversely affected.

Our liquidity and earnings could be adversely affected by increases in electricity prices.

     Purchased power expense represents electricity purchased to operate the wells and pumps which are needed to supply water to our customers. Purchased power is a significant operating expense. During 2005 and 2004, purchased power expense represented 7.9% and 8.5%, respectively, of our total operating costs. These costs can and do increase unpredictably and in substantial amounts, as occurred in California during 2001 when rates we paid for electricity increased 48%. The increases are beyond our control. California regulation regarding recovery of increases in electric rates changed in 2001. For over 20 years prior to 2001, the California Public Utilities Commission allowed recovery of electric rate increases under its operating rules. However, in 2001, the Commission revised its rules and deferred our recovery of the higher electric costs until the filing of a general rate case. In 2003, the California Public Utilities Commission reinstated its policy to allow utilities to adjust their rates for rate changes by the power companies. Cash flows between general rate case filings and earnings of the Company maybe adversely impacted until the Commission authorizes a rate change. The Company is allowed to track the expense differences caused by the rate change and request future recovery which is subject to an earnings test.

Changes in water supply costs directly affect our earnings.

     The cost to obtain water for delivery to our customers varies depending on the sources of supply, wholesale suppliers' prices and the quantity of water produced to supply customer water usage. Our source of supply varies by operating district. Certain districts obtain all of their supply from wells, some districts purchase all of the supply from wholesale suppliers and other districts obtain the supply from a combination of well and purchased sources. A small portion of the supply is from surface sources and processed through Company-owned water treatment plants. On average, slightly more than half of the water delivered to customers is pumped from wells or received from a surface supply with the remainder purchased from wholesale suppliers. During 2005 and 2004, the cost of purchased water for delivery to customers represented 33.5% and 34.9%, respectively, of our total operating costs.

     Wholesaler water suppliers may increase their prices for water delivered to us based on factors that affect their operating costs. Purchased water rate increases are beyond our control. In California, our ability to recover increases in the cost of purchased water is subject to decisions by the regulatory commission. If we are not allowed to recover the higher costs, our cash flows and our capital resources and liquidity can be negatively impacted. Also, our profit margins may be adversely affected, unless the Commissions allow us to seek reimbursement of those costs from our customers.

Environmental regulation has increased, and is expected to continue to increase, our operating costs.

     Our water and wastewater services are governed by various federal and state environmental protection and health and safety laws and regulations. These provisions establish criteria for drinking water and for discharges of water, wastewater and airborne substances. If we violate these provisions, we could be subject to substantial fines or otherwise sanctioned.

     Environmental laws are complex and change frequently. They have tended to become more stringent over time. As new or stricter standards are introduced, they could increase our operating costs. There can be no assurance that the Commissions would approve rate increases to enable us to recover these additional compliance costs.

     We are required to test our water quality for certain chemicals and potential contaminants on a regular basis. If the test results indicate that we exceed allowable limits, we may be required either to commence treatment to remove the contaminant or to develop an alternate water source. Either of these results may be costly, and there can be no assurance that the Commissions would approve rate increases to enable us to recover these additional compliance costs.

     All of the above factors may have a material adverse effect on our business, financial position and results of operations.

The adequacy of our water supplies depends upon a variety of factors beyond our control. Interruption in the water supply may adversely affect our earnings.

     We depend on an adequate water supply to meet the present and future needs of our customers. Whether we have an adequate supply varies depending upon a variety of factors, including: rainfall, the amount of water stored in reservoirs, underground water supply from which well water is pumped, changes in the amount of water used by our customers, water quality, legal limitations on water use such as rationing restrictions during a drought, and population growth.

     Also, the water business is seasonal. The normal water use pattern within our service territories sees the highest customer usage and highest revenue during the warmer summer months due primarily to increased usage for watering outside landscape, cooling and swimming pools. Customer usage and revenue are lower during the cool, rainy winter months. Demand also varies with rainfall levels. If summer temperatures are cooler than normal or the rainy season extends into the summer months or begins early in the fall months, any of these factors can cause a decline in customer usage and result in lower revenue.

     Drought conditions may affect our ability to serve our current and future customers, and may affect our customers' use of water. Restrictions imposed on the amount of water customers are allowed to use during a drought may result in decreased customer billings. Customers may use less water even after a drought has passed because of conservation patterns developed during the drought. Lower use for any reason could lead to continued lower revenue.

     Since the September 11, 2001, terrorist attacks, we have heightened security at our facilities and taken added precautions for the safety of our employees and water we deliver to our customers. We have also assigned a high priority to completing work necessary to comply with new Environmental Protection Agency requirements concerning security of water facilities. These actions have increased our costs.

     The Company purchases its water supply from various governmental agencies and others. Water supply availability may be impacted by weather conditions, funding and other political and environmental considerations. The Company has entered into long-term agreements, which commit the Company to payments whether or not the Company purchases any water. For further information on Company commitments, see the Water Supply section (page 11).

All of these factors may adversely affect our earnings and financial condition:

     Our business requires significant capital expenditures that are dependent on our ability to secure appropriate funding.

     The water utility business is capital-intensive. We invest significant dollars to add or replace property, plant and equipment. We fund these projects from cash received from operations and funds received from developers. We also borrow funds from banks under short-term bank lending arrangements. We may seek to meet our long-term capital needs by raising equity through common or preferred stock issues or issuing debt obligations.

     Water shortages may adversely affect us by causing us to rely on more purchased water. This could cause increases in capital expenditures needed to build pipelines to secure alternative water sources.

     Our rate increase applications are designed to recover our investments in utility plant. We cannot assure you that the rates the Commissions will allow us to charge will be sufficient for this purpose.

     Moody's Investor Services, Inc. and Standard & Poor's Ratings Services issue ratings on California Water Service Company's ability to repay debt obligations. The credit rating agencies could downgrade our credit rating based on reviews of our financial performance and projections or upon the occurrence of other events that could impact our business outlook. In 2002, Moody's and Standard & Poor's did lower the ratings on California Water Service Company's first mortgage bonds. In 2003, Moody's placed its rating on California Water Service Company's first mortgage bonds on review for possible downgrade. In February 2004, Moody's issued a report lowering California Water Service Company's senior secured debt from A1 to A2 and noted the rating as stable. In November 2003, Standard & Poor's issued a report keeping its rating of A+, but changed its outlook from stable to negative. Both cited concerns about the lack of timely rate relief from the California Public Utilities Commission and the projected capital expenditure requirements for water infrastructure and environmental compliance needs. Moody's also issued a report about the water industry, citing the difficulties small operators face in financing needed capital expenditures and delays in commission rulings as two main concerns. The rating actions were attributed to delays in receipt of decisions by the California Public Utilities Commission for rate increase applications and ongoing capital expenditures to maintain water infrastructure and meet environmental compliance requirements. A downgrade could increase our cost of capital by causing potential investors to require a higher interest rate due to a perceived risk increase related to our ability to repay outstanding debt obligations. Lower ratings by the agencies could also restrict our ability to access equity and debt capital. During 2005, management met separately with the two credit rating agencies during their annual rating reviews. Both agencies maintain their ratings of A2 for Moody's and A+ for S&P as of the filing date of this report. There is no assurance that the rating agencies will maintain ratings which allow us to borrow under advantageous conditions and at reasonable interest rates.

     There is no assurance that our existing funding sources will continue to be adequate or that the cost of funds will remain at levels permitting us to remain profitable.

Any of these factors may have an adverse effect on our earnings and financial condition.

Risks associated with potential acquisitions or divestitures or restructuring may adversely affect us.

     We may seek to acquire or invest in other companies, technologies, services or products that complement our business. There is no assurance that we will succeed in finding attractive acquisition candidates or investments. These transactions may result in the issuance of equity securities that could be dilutive if the acquisition or business opportunity does not develop in accordance with our business plan. They may also result in significant write-offs and an increase in our debt. The occurrence of any of these events could have a material adverse effect on our business, financial condition and results of operations.

     Any of these transactions could involve numerous additional risks. For example, we may experience difficulty in getting required regulatory approvals. We may also have difficulty assimilating a new business or separating old businesses. Transactions such as these may also divert management's attention from other business concerns and otherwise disrupt our business. We might see a loss of key employees from our acquisition targets and as a result the integration of the new business opportunity into our existing business might be more difficult.

     All of these events may have a material adverse effect on our business. There can be no assurance that we will be successful in overcoming these or any other significant risks encountered.

The accuracy of the Company's judgments and estimates about financial and accounting matters will impact operating results and financial condition.

     The discussion under "Critical Accounting Policies and Estimates" in this report and the information referred to in that discussion is incorporated by reference in this paragraph. The Company makes certain estimates and judgments in preparing its financial statements. The quality and accuracy of those estimates and judgments will have an impact on the Company's operating results and financial condition.

The Company's controls and procedures may fail or be circumvented.

     Management regularly reviews and updates the Company's internal control over financial reporting, disclosure controls and procedures, and corporate governance policies and procedures. Any system of controls and procedures, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met. Any failure or circumvention of the Company's controls and procedures or failure to comply with regulations related to controls and procedures could have a material adverse effect on the Company's business, results of operations and financial condition.

Item 1B. Unresolved Staff Comments.  None

Item 2.  Properties.

The Company's physical properties consist of offices and water facilities to accomplish the production, storage, treatment, and distribution of water. These properties are located in or near the Geographic Service Areas listed above in
Item 1.c. "Narrative Description of the Business." The general office, which houses accounting, engineering, information systems, human resources, purchasing, regulatory, water quality, and executive staff, is located in San Jose, California. All properties are maintained in good operating condition.

The real properties owned are held in fee simple title. Properties owned by Cal Water are subject to the indenture securing first mortgage bonds of which $27 million remained outstanding at December 31, 2005. Washington Water has long-term bank loans that are secured primarily by utility plant. New Mexico Water has a long-term loan which is secured by utility plant.

Cal Water owns 628 wells and operates 5 leased wells. There were 387 owned storage tanks with a capacity of 252 million gallons, 43 managed storage tanks with a capacity of 35 million gallons, and 3 reservoirs with a capacity of 220 million gallons. There are 5,453 miles of supply and distribution mains in the various systems.

Washington Water owns 314 wells and manages 85 wells. There are 115 owned storage tanks and 28 managed storage tanks with a storage capacity of 6 million gallons. There are 309 miles of supply and distribution lines.

New Mexico Water owns 11 wells. There are 8 storage tanks with a storage capacity of 4 million gallons. There are 138 miles of supply and distribution lines.

Hawaii Water owns 6 wells. There are 3 storage tanks with a storage capacity of 5 million gallons. There are 35 miles of supply and distribution lines.

In the leased City of Hawthorne and City of Commerce systems or in systems that are operated under contract for municipalities or private companies, title to the various properties is held exclusively by the municipality or private company.

Water supply, security, environmental, condemnation and utility plant construction items are discussed in Item 1.c, "Narrative of the Business." Utility plant construction items are also discussed in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - LIQUIDITY AND CAPITAL RESOURCES."

Item 3.  Legal Proceedings.

In 1995, the State of California's Department of Toxic Substances Control (DTSC) named Cal Water as a potential responsible party for cleanup of a toxic contamination plume in the Chico groundwater. The toxic spill occurred when cleaning solvents, which were discharged into the city's sewer system by local dry cleaners, leaked into the underground water supply. The DTSC contends that Cal Water's responsibility stems from its operation of wells in the surrounding vicinity that caused the contamination plume to spread. While Cal Water is cooperating with the cleanup effort, Cal Water denies any responsibility for the contamination or the resulting cleanup and intends to vigorously resist any action that may be brought against Cal Water. In December 2002, Cal Water was named along with other defendants in two lawsuits filed by DTSC for the cleanup of the plume. The suits assert that the defendants are jointly and severally liable for the estimated cleanup of $8.7 million. The parties have undertaken settlement negotiations. In response to Cal Water's request to participate in settlement negotiations, the insurance carrier threatened to exercise its reservation of right letter to seek reimbursement of past defense costs. Past defense costs approximate $0.6 million. Cal Water believes that the carrier clearly has a duty to defend and is not entitled to any defense cost reimbursement. Furthermore, Cal Water believes that insurance coverage exists for this claim. If Cal Water's claim is ultimately found to be excludable under its policies, Cal Water believes any damages will be covered by the ratepayer, as pump-and-treat is the most economical approach to the cleanup effort. Cal Water believes that there will not be a material adverse effect to its financial position or results of operations.

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

During the period under review, Cal Water's cumulative gains from surplus property sales were $19.2 million, which included an intercompany gain related to a transaction with Utility Services and a like-kind exchange with a third party.

On December 1, 2005, the CPUC issued its D.05-12-002. This decision finds that Cal Water appropriately reclassified all properties as non-utility property prior to being sold and that criteria Cal Water followed to reclassify its properties was reasonable and consistent with the requirements of the CPUC. Since the properties were properly reclassified, the CPUC found that approval of the property sales was not required and no penalty was warranted. Furthermore, the decision found that Cal Water should be allowed to include in rate base the remaining $1,182,462 of the Chico customer center.

Although the decision concluded that all gains for the property sales qualified for reinvestment in accordance with the Infrastructure Act, the decision defers the ratemaking issue regarding treatment of sale proceeds to its Order Instituting Rulemaking (R.) 04-09-003. On November 5, 2005, the CPUC mailed its draft decision (Draft Decision) regarding the allocation of proceeds from the sale of utility assets. The Draft Decision states that the CPUC has limited discretion in how it allocates gains on sale of real property that meets the criteria in the Infrastructure Act, provided that water companies reinvest the proceeds in new water infrastructure. If the Draft Decision is adopted, the Company will be entitled to earn its full authorized return on the proceeds reinvested in utility plant.

Based on the D. 05-12-002 and the Draft Decision, Cal Water has not accrued a liability in its financial statements. Cal Water does not know when the CPUC will issue its decision in the matter of R.04-09-003. If the CPUC finds any portion of the property sales should be allocated to the ratepayer, Cal Water's rate base could be reduced, which would lower future revenues, net income, and cash flows.

Periodically, the Company is involved in other proceedings or litigation arising in the ordinary course of business. Management does not believe that the ultimate resolution of these matters will materially affect the Company's financial position, results of operations, or cash flows.


Item 4.  Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders in the fourth quarter of 2005.

Executive Officers of the Registrant
------------------------------------

Name                        Positions and Offices with California Water Service Group                Age
----                        ---------------------------------------------------------                ---
Robert W. Foy               Chairman of the Board since January 1, 1996.  A director since            69
(1)                         1977.  Formerly President and Chief Executive Officer of Pacific
                            Storage Company, a diversified transportation and warehousing company with operations in Stockton, Modesto, Sacramento,
                            San Jose, Vallejo, Merced and Auburn, California, where he has been employed for 42 years


Peter C. Nelson             President and Chief Executive Officer since February 1, 1996.             58
(2)                         Formerly Vice President, Division Operations (1994-1995) and
                            Region  Vice President (1989-1994), Pacific Gas & Electric
                            Company, a gas and electric public utility

John S. Tootle              Acting CFO and Treasurer since October 28, 2005; Formerly                 51
(3)                         Corporate Counsel from 2000-2005 and previously CFO
                            Dominguez Services Corporation

Dan Stockton                Vice President, Corporate Development and Corporate Secretary             61
(4)                         since October 2005; Vice President, Information Systems from
                             April 2001 to September 2005; from 1991 to 2001 he
                            served as Chief Operating Officer of Great Oaks Water Company

Calvin L. Breed             Controller, Assistant Secretary and Assistant Treasurer since             50
(5)                         Nov. 1994; previously Treasurer of TCI International, Inc. (1984-1994);
                            a certified public accountant with Arthur Andersen & Co. (1980-1983)

(1) Holds the same position with California Water Service Company, New Mexico Water Service Company, Washington Water Service Company, Hawaii Water Service Company, Inc., and CWS Utility Services

(2) Holds the same position with California Water Service Company and CWS Utility Services; Chief Executive Officer of New Mexico Water Service Company, Washington Water Service Company and Hawaii Water Service Company, Inc.

(3) Holds the same position with California Water Service Company, New Mexico Water Service Company, Washington Water Service Company, Hawaii Water Service Company, Inc., and CWS Utility Services.

(4)  Vice  President,  and  Corporate  Secretary  of  California  Water  Service
     Company, New Mexico Water Service Company, Washington Water Service Company, Hawaii Water Service Company, Inc., and CWS Utility Services

(5)  Holds the same position with California Water Service Company

Name                        Positions and Offices with California Water Service Company                Age
----                        -----------------------------------------------------------                ---
Paul G. Ekstrom             Vice President Customer Service and Information Systems since               54
                            October 2005; Corporate Secretary, 1996 to 2005; Operations
                            Coordinator, 1993 to 1996; District Manager, Livermore, 1988 to
                            1993; previously served in various field management positions since 1979; an employee since 1972

Francis S. Ferraro          Vice President, Regulatory Matters and Corporate Relations since            56
(1)                         October 2005; Vice President, Regulatory Matters and Corporate
                            Development, 2001 to 2005; Vice President, Regulatory Matters,
                            1989 to 2001.  Employed by the California Public Utilities
                            Commission for 16 years, including 1985 through 1989 as an
                            Administrative Law Judge; an employee since 1989

Robert R. Guzzetta          Vice President, Operations since October 2005; Vice President               51
                            Engineering and Water Quality from 1996 to 2005; Assistant Chief
                            Engineer, 1988 to 1990; various engineering department positions since 1977

Christine L. McFarlane      Vice President, Human Resources since August 1996; Director                 59
                            of Human Resources, 1991 to 1996; Assistant Director of
                            Personnel, 1989 to 1991; an employee since 1969

Michael Rossi               Vice President, Engineering and Water Quality since October 2005;           52
(2)                         Chief Engineer from 1997 to 2005; Assistant Chief Engineer from 1988 to 1997; an employee since 1977


(1) Also, Vice President, Corporate Relations with CWS Utility Services, Vice President, Regulatory Matters with Hawaii Water Service Company, Inc., and Vice President, Regulatory Matters with New Mexico Water Service Company.

(2)  Also, Vice President, Engineering with CWS Utility Services.

Name                        Positions and Offices with Washington Water Service Company               Age
----                        -----------------------------------------------------------               ---

Michael P. Ireland          President since December 1999; previously President of Harbor Water       52
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

                                     PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company's common stock is traded on the New York Stock exchange under the symbol "CWT." At December 31, 2005, there were 18,389,996 common shares and 139,000 preferred shares outstanding and 3,161 stockholders of record.

Additional information required by this Item is contained in the section captioned "Quarterly Financial Data" in the 2005 Annual Report to Stockholders and is incorporated herein by reference. The 2005 Annual Report to Stockholders is included with this report as Exhibit 13.1.


Item 6.     Selected Financial Data.

The information required by this Item is contained in the section captioned "Ten-Year Financial Review" in the 2005 Annual Report to Stockholders and is incorporated herein by reference. The 2005 Annual Report to Stockholders is included with this report as Exhibit 13.1.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The information required by this Item is contained in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations," in the 2005 Annual Report to Stockholders and is incorporated herein by reference. The 2005 Annual Report to Stockholders is included with this report as Exhibit 13.1.


Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

The information required by this Item is contained in the section captioned "Financial Risk Management" in the 2005 Annual Report to Stockholders and is incorporated herein by reference. The 2005 Annual Report to Stockholders is included with this report as Exhibit 13.1.


Item 8.     Financial Statements and Supplementary Data.

The information required by this Item is contained in the 2005 Annual Report to Stockholders and is incorporated herein by reference. The 2005 Annual Report to Stockholders is included with this report as Exhibit 13.1.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A.    Controls and Procedures

The information required by this Item is contained in the sections "Controls and Procedures" and "Report of Independent Registered Public Accounting Firm" in the 2005 Annual Report to Stockholders and is incorporated herein by reference. The 2005 Annual Report to Stockholders is included with this report as Exhibit 13.1.


Item 9B.    Other Information

None.


                                    PART III

Item 10.    Directors and Executive Officers of the Registrant.

The information required by this Item as to directors of the Company is contained in the sections captioned "Board Structure," "Proposals of the Board; Proposal No. 1 - Election of Directors" and "Other Matters - Code of Ethics" of the 2006 Proxy Statement, and is incorporated herein by reference. Information regarding executive officers is included in a separate section captioned "Executive Officers of the Registrant" contained in Part I of this report.

Effective March 13, 2006, the Company appointed Martin (Marty) A. Kropelnicki as Vice President, Chief Financial Officer and Treasurer. Prior to joining the Company, Mr. Kropelnicki was the Chief Financial Officer of PowerLight Corporation.


Item 11.    Executive Compensation.

The information required by this Item as to directors of the Company is included under the caption "Director Compensation Arrangements" of the 2006 Proxy Statement and is incorporated herein by reference. The information required by this Item as to compensation of executive officers, including officers who are directors, is included under the caption "Executive Compensation" of the 2006 Proxy Statement and is incorporated herein by reference.


Item 12.    Security Ownership of Certain Beneficial Owners and Management

The information required by this Item is contained in the section captioned "Stock Ownership of Management and Certain Beneficial Owners" of the 2006 Proxy Statement and is incorporated herein by reference.


Item 13.    Certain Relationships and Related Transactions.

Cal Water provides laboratory services to a subsidiary of SJW Corp., which has ownership of over 5% of the Company's common stock outstanding. The rates charged are comparable to rates charged to other third parties. The revenue for 2005 was less than $0.1 million. The revenue and income from these activities are not significant to the business.

Item 14.    Principal Accountant Fees and Services

The information required by this Item is contained in the section captioned "Relationship with the Independent Registered Public Accounting Firm" of the 2006 Proxy Statement and is incorporated herein by reference.


                                     PART IV

Item 15.    Exhibits, Financial Statement Schedules.

(a) As part of this Form 10-K, the following documents are being filed:

     1. Financial Statements:

          Consolidated Balance Sheets as of December 31, 2005 and 2004

          Consolidated Statements of Income for the years ended December 31, 2005, 2004 and 2003

          Consolidated   Statements   of   Common   Stockholders'   Equity   and
          Comprehensive Income for the years ended December 31, 2005, 2004 and 2003

          Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003

          Notes to Consolidated Financial Statements, December 31, 2005, 2004 and 2003

          Reports of Independent Registered Public Accounting Firm

          Controls and Procedures

          The above financial statements are contained in sections bearing the same captions in the 2005 Annual Report to Stockholders which is filed with this Form 10-K and incorporated herein by reference. Refer to
          Exhibit 13.1 of this Form 10-K.

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

                                          CALIFORNIA WATER SERVICE GROUP

Date: February 22, 2006                   By /s/ Peter C. Nelson
                                          PETER C. NELSON,
                                          President and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Date: February 22, 2006                   /s/ Robert W. Foy
                                          ROBERT W. FOY
                                          Chairman, Board of Directors

Date: February 22, 2006                   /s/ Douglas M. Brown
                                          DOUGLAS M. BROWN
                                          Member, Board of Directors

Date: February 22, 2006                   /s/ Edward D. Harris, Jr.
                                          EDWARD D. HARRIS, JR., M.D.
                                          Member, Board of Directors

Date: February 22, 2006                   /s/ Bonnie G. Hill
                                          BONNIE G. HILL
                                          Member, Board of Directors

Date: February 22, 2006                   /s/ David N. Kennedy
                                          DAVID N. KENNEDY
                                          Member, Board of Directors

Date: February 22, 2006                   /s/ Richard P. Magnuson
                                          RICHARD P. MAGNUSON
                                          Member, Board of Directors

Date: February 22, 2006                   /s/ Linda R. Meier
                                          LINDA R. MEIER
                                          Member, Board of Directors

Date: February 22, 2006                   /s/ Peter C. Nelson
                                          PETER C. NELSON
                                          President and Chief Executive Officer,
                                          Principal Executive Officer
                                          Member, Board of Directors

Date: February 22, 2006                   /s/ George A. Vera
                                          GEORGE A. VERA
                                          Member, Board of Directors

Date: February 22, 2006                   /s/ John S. Tootle
                                          JOHN S. TOOTLE
                                          Acting Chief Financial
                                          Officer and Treasurer;
                                          Principal Financial Officer

Date: February 22, 2006                   /s/ Calvin L. Breed
                                          CALVIN L. BREED
                                          Controller, Assistant Secretary and
                                          Assistant Treasurer;
                                          Principal Accounting Officer

                                  EXHIBIT INDEX

Exhibit
Number
------

     Unless filed with this Form 10-K, the documents listed are incorporated by reference to the filings referred to:

3.   Articles of Incorporation and Bylaws:

     3.1 Certificate of Incorporation of California Water Service Group (Filed as Exhibit B of the California Water Service Group Proxy Statement dated March 18, 1999)

     3.2 Restated Bylaws of California Water Service Group as amended on January 26, 2000 (Exhibit E-2 to Current Report on Form 8-K filed February 3, 2000)

4. Instruments Defining the Rights of Security Holders of California Water Service Group, including Indentures:


     4.1 Shareholder Rights Plan; an agreement between California Water Service Group and BankBoston, N.A., rights agent, dated January 28, 1998 (Exhibit 1 to Registration Statement on Form 8-A filed February 13, 1998)

     4.2 Certificate of Designations regarding Series D Participating Preferred Stock, as filed with Delaware Secretary of State on September 16, 1999 (Exhibit 4.2 to Annual Report on Form 10-K for the year ended December 31, 2003)

     4.3 Thirty-fourth Supplemental Indenture dated as of November 1, 1990, covering First Mortgage 9.86% Bonds, Series CC. (Exhibit 4 to Annual Report on Form 10-K for the year ended December 31, 1990)

     4.4    [reserved]

     4.5    [reserved]

     4.6    [reserved]

     4.7 Note Agreement dated August 15, 1995, pertaining to issuance of $20,000,000, 7.28% Series A Unsecured Senior Notes, due November 1, 2025 (Exhibit 4 to Quarterly Report on Form 10-Q for the quarter ended September 30, 1995)

     4.8 Note Agreement dated March 1, 1999, pertaining to issuance of $20,000,000, 6.77% Series B Unsecured Senior Notes, due November 1, 2028 (Exhibit 4.1 to Annual Report on Form 10-K for the year ended December 31, 1999)

     4.9 First Supplement dated October 1, 2000, to Note Agreement of March 1, 1999, pertaining to issuance of $20,000,000, 8.15% Series C Unsecured Senior Notes, due November 1, 2030 (Exhibit 4.12 to Annual Report on Form 10-K for year ended December 31, 2000)

     4.10 Second Supplement dated September 1, 2001, to Note Agreement of March 1, 1999, pertaining to issuance of $20,000,000, 7.13% Series D Unsecured Senior Notes, due November 1, 2031 (Exhibit 4.1 to Quarterly Report on Form 10-Q for the quarter ended September 30,
            2001)

     4.11   Third  Supplement  dated May 1, 2002, to Note  Agreement of March 1,
            1999, pertaining to issuance of $20,000,000, 7.11% Series E Unsecured Senior Notes, due May 1, 2032 (Exhibit 4.1 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2002)

     4.12 Fourth Supplement dated August 15, 2002, to Note Agreement of March 1, 1999, pertaining to issuance of $20,000,000, 5.90% Series F Unsecured Senior Notes, due November 1, 2017 (Exhibit 4.14 to Annual Report on Form 10-K for the year ended December 31, 2002)

     4.13 Fifth Supplement dated November 1, 2002, to Note Agreement of March 1, 1999, pertaining to issuance of $20,000,000, 5.29% Series G Unsecured Senior Notes, due November 1, 2022 (Exhibit 4.15 to Annual Report on Form 10-K for the year ended December 31, 2002)

     4.14 Sixth Supplement dated December 1, 2002, to Note Agreement of March 1, 1999, pertaining to issuance of $20,000,000, 5.29% Series H Unsecured Senior Notes, due December 1, 2022 (Exhibit 4.16 to Annual Report on Form 10-K for the year ended December 31, 2002)

     4.15 Ninth Supplement dated February 15, 2003, to Note Agreement of March 1, 1999, pertaining to issuance of $10,000,000, 4.58% Series K Unsecured Senior Notes, due June 30, 2010 (Exhibit 4.17 to Annual Report on Form 10-K for the year ended December 31, 2002)

     4.16 Tenth Supplement dated February 15, 2003, to Note Agreement of March 1, 1999, pertaining to issuance of $10,000,000, 5.48% Series L Unsecured Senior Notes, due March 1, 2018 (Exhibit 4.18 to Annual Report on Form 10-K for the year ended December 31, 2002)

     4.17 Thirteenth Supplemental Trust Indenture whereby California Water Service Company became the successor to Dominguez Water Corporation in the original trust indenture for Dominguez Water Corporation dated August 1, 1954 (Exhibit 4.13 to Annual Report on Form 10-K for the year ended December 31, 2000 [included within Exhibit 4.12 to such report])

     4.18 Eleventh Supplemental Trust Indenture dated as of December 8, 1992, covering First Mortgage 8.86% Bonds, Series J (Exhibit 10.2 to Annual Report on Form 10-K for the year ended December 31, 1997, of Dominguez Services Corporation)

     4.19 Twelfth Supplemental Indenture dated as of December 1, 1997, covering First Mortgage 6.94% Bonds, Series K due 2012 (Exhibit 10.3 to Annual Report on Form 10-K for the year ended December 31, 1997, of Dominguez Services Corporation)

     4.20 Seventh Supplement dated May 1, 2003, to Note Agreement of March 1, 1999, pertaining to issuance of $10,000,000, 5.54% Series I Unsecured Senior Notes, due May 1, 2023 (Exhibit 4.22 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2003)

     4.21 Amended and Restated Eighth Supplement dated May 1, 2003, to Note Agreement of March 1, 1999, pertaining to issuance of $10,000,000, 5.44% Series J Unsecured Senior Notes, due May 1, 2018 (Exhibit 4.23 to Quarterly Report on Form 10-Q for the quarter ended March 31,
            2003)

     4.22 Twelfth Supplement dated October 24, 2003, to Note Agreement of March 1, 1999, pertaining to the issuance of $20,000,000, 5.55%, Series N Unsecured Senior Notes due December 1, 2013, (Exhibit 4.24 to Quarterly Report on Form 10-Q for the quarter ended September 30,
            2003)

     4.23 Eleventh Supplement dated November 3, 2003, to Note Agreement of March 1, 1999, pertaining to the issuance of $20,000,000, 5.52%, Unsecured Series M Senior Notes due November 1, 2013 (Exhibit 4.25 to Quarterly Report on Form 10-Q for the quarter ended September 30,
            2003)

10.  Material Contracts.

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

     10.3 Water Supply Contract dated January 27, 1981, between Cal Water and the Santa Clara Valley Water District relating to Cal Water's Los Altos District (Exhibit 10.3 to Annual Report on Form 10-K for the year ended December 31, 1992)

     10.4 Amendments No. 3, 6 and 7 and Amendment dated June 17, 1980, to Water Supply Contract between Cal Water and the County of Butte relating to Cal Water's Oroville District. (Exhibit 10.5 to Annual Report on Form 10-K for the year ended December 31, 1992)

     10.5 Amendment dated May 31, 1977, to Water Supply Contract between Cal Water and Stockton East Water District relating to Cal Water's Stockton District. (Exhibit 10.6 to Annual Report on Form 10-K for the year ended December 31, 1992)

     10.6 Second Amended Contract dated September 25, 1987, among Stockton East Water District, California Water Service Company, the City of Stockton, the Lincoln Village Maintenance District, and the Colonial Heights Maintenance District Providing for the Sale of Treated Water. (Exhibit 10.7 to Annual Report on Form 10-K for the year ended December 31, 1987)

     10.7 Water Supply Contract dated April 19, 1927, and Supplemental Agreement dated June 5, 1953, between Cal Water and Pacific Gas and Electric Company relating to Cal Water's Oroville District. (Exhibit
            10.9 to Annual  Report on Form 10-K for the year ended  December 31,
            1992)

     10.8   [reserved]

     10.9   [reserved]

     10.10 Agreement between the City of Hawthorne and California Water Service Company for the 15-year lease of the City's water system. (Exhibit
            10.17 to Quarterly Report on Form 10-Q for the quarter ended March 31, 1996)

     10.11 Water Supply Agreement dated September 25, 1996, between the City of Bakersfield and California Water Service Company. (Exhibit 10.18 to Quarterly Report on Form 10-Q for the quarter ended September 30,
            1996)

     10.12 Water Supply Contract dated November 16, 1994, between California Water Service Company and Alameda County Flood Control and Water Conservation District relating to Cal Water's Livermore District (Exhibit 10.15 to Annual Report on Form 10-K for the year ended December 31, 1994)

     10.13  [reserved]

     10.14 California Water Service Group Directors' Retirement Plan (As amended and restated on February 22, 2006)*

     10.15  [reserved]

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

     10.28 $10,000,000 Business Loan Agreement between Bank of America, N.A. and California Water Service Group, CWS Utility Services, New Mexico Water Service Company, Washington Water Service Company, and Hawaii Water Service Company, Inc., dated December 23, 2004. (Exhibit 10.1 to Current Report on Form 8-K filed on February 8, 2005)

     10.29 $45,000,000 Business Loan Agreement between Bank of America, N.A. and California Water Service Company dated December 23, 2004. (Exhibit 10.2 to Current Report on Form 8-K filed on February 8,
            2005)

     10.30 California Water Service Group Equity Incentive Plan (filed as Appendix B of the California Water Service Group proxy statement dated March 25, 2005, for its Annual Meeting of Stockholders to be held on April 27, 2005, as filed with the SEC on March 22, 2005 (File No. 1-13883))*

     10.31 The registrant's policy on option repricing under its Equity Incentive Plan (incorporated by reference to Item 8.01 Other Events in the registrant's Current Report on Form 8-K dated April 7, 2005)
            *

     10.32 Water Supply Contract dated September 21, 2005, between Cal Water and the Kern County Water Agency. (Exhibit 10.1 to Current Report on Form 8-K filed on September 21, 2005)

     10.33 Separation Agreement between California Water Service Group and Richard D. Nye. (Exhibit 10 to Current Report on Form 8-K filed on December 22, 2005)*

     10.34 Form of Stock Appreciation Right Grant Notice under the California Water Service Group Equity Incentive Plan*

     10.35 Form of Stock Appreciation Right Agreement under the California Water Service Group Equity Incentive Plan with Notice of Exercise*

     10.36 Form of Restricted Stock Award Grant Notice under the California Water Service Group Equity Incentive Plan*

     10.37  [reserved]

     10.38 Form of Restricted Stock Award Agreement under the California Water Service Group Equity Incentive Plan with Assignment Separate From Certificate and Joint Escrow Instructions*

     10.39 Form of Stock Option Grant Notice for outside director under the California Water Service Group Equity Incentive Plan*

     10.40 Form of Stock Option Grant Notice under the California Water Service Group Equity Incentive Plan*

     10.41  Form  of  Stock  Option   Agreement   (Incentive   Stock  Option  or
            Nonstatutory Stock Option) under the California Water Service Group Equity Incentive Plan with Notice of Exercise*

     10.42 Offer Letter between the registrant and Martin A. Kropelnicki, dated February 15, 2006 (incorporated by reference to Exhibit 10.1 to Amendment No. 1 to Current Report on Form 8-K of the registrant, dated February 22, 2006)*

13.  Annual Report to Security Holders:

     13.1 2005 Annual Report. Certain sections of the 2005 Annual Report to Stockholders are incorporated by reference in this 10-K filing and filed with this Form 10-K as Exhibit 13. This includes those sections referred to in Part I, Item 1, Business; Part I, Item 2, Properties; Part II, Item 5, Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Repurchases of Equity Securities; Part II, Item 6, Selected Financial Data; Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations; Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk; Part II, Item 8, Financial Statements and Supplementary Data; and Item 9A, Controls and Procedures

21.  Subsidiaries of the Registrant

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