Form 10-Q
period 2006-03-31
CALIFORNIA WATER SERVICE GROUP
filed 2006-05-10
CIK 1035201

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[ X ]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

408-367-8200

(Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]  No ___

Indicate by checkmark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 or the Exchange Act. (Check one):

Large accelerated filer [  ]

Accelerated filer [X]

Non-accelerated filer [  ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  Common shares outstanding as of May 2, 2006  – 18,406,638.

TABLE OF CONTENTS

Page

PART I

Financial Information

 Item 1

Financial Statements

3

Condensed Consolidated Balance Sheets (unaudited)

  March 31, 2006 and December 31, 2005

4

Condensed Consolidated Statements of Income  (unaudited)

  For the Three Months Ended March 31, 2006 and 2005

5

Condensed Consolidated Statements of Cash Flows (unaudited)

  For the Three Months Ended March 31, 2006 and 2005

6

Notes to Condensed Consolidated Financial Statements

7

Item 2

Management’s Discussion and Analysis of Financial Condition

  and Results of Operations

15

Item 3

Quantitative and Qualitative Disclosure about Market Risk.

27

Item 4

Controls and Procedures

28

PART II

Other Information

Item 1

Legal Proceedings

29

Item 4

Submission of Matters to a Vote of Security Holders

29

Item 6

Exhibits

30

Signatures

31

Index to Exhibits

32

PART I

FINANCIAL INFORMATION

Item 1.

FINANCIAL STATEMENTS

The condensed consolidated financial statements presented in this filing on Form 10-Q have been prepared by management and are unaudited.

CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited
(In thousands, except per share data)	March 31,	December 31,
	2006	2005
ASSETS
Utility plant:
Utility plant	$ 1,255,220	$ 1,235,090
Less accumulated depreciation and amortization	379,890	372,359
Net utility plant	875,330	862,731
Current assets:
Cash and cash equivalents	5,061	9,533
Receivables:
Customers	13,291	16,061
Other	5,204	4,700
Unbilled revenue	9,935	11,445
Materials and supplies at average cost	4,284	4,182
Prepaid pension expense	1,656	1,696
Taxes and other prepaid expenses	4,853	4,607
Total current assets	44,284	52,224
Regulatory assets	58,263	58,213
Other assets	25,069	23,777
	$ 1,002,946	$ 996,945
CAPITALIZATION AND LIABILITIES
Capitalization:
Common stock, $.01 par value	$ 184	$ 184
Additional paid-in capital	132,295	131,991
Retained earnings	158,472	162,968
Accumulated other comprehensive loss	(1,202)	(1,202)
Total common stockholders' equity	289,749	293,941
Preferred stock	3,475	3,475
Long-term debt, less current maturities	273,768	274,142
Total capitalization	566,992	571,558
Current liabilities:
Current maturities of long-term debt	1,133	1,133
Short-term borrowings	7,500	-
Accounts payable	28,889	36,120
Accrued expenses and other liabilities	44,754	39,563
Total current liabilities	82,276	76,816
Unamortized investment tax credits	2,615	2,615
Deferred income taxes, net	64,168	63,920
Regulatory and other liabilities	40,330	40,236
Advances for construction	145,149	141,842
Contributions in aid of construction	101,416	99,958
Commitments and contingencies	-	-
	$ 1,002,946	$ 996,945
See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Unaudited
(In thousands, except per share data)

For the three months ended:	March 31,	March 31,
	2006	2005

Operating revenue	$ 65,216	$ 60,303
Operating expenses:
Water production costs	21,428	19,821
Other operations	23,682	21,943
Maintenance	3,899	3,658
Depreciation and amortization	7,709	6,996
Income taxes	546	455
Property and other taxes	3,176	2,965
Total operating expenses	60,440	55,838

Net operating income	4,776	4,465

Other income and expenses:
Non-regulated income, net	503	638
Gain (loss) on sale of non-utility property	25	(2)
Total other income and expenses	528	636

Interest expense:
Interest expense	4,697	4,646
Less: capitalized interest	225	225
Total interest expense	4,472	4,421

Net income	$ 832	$ 680

Earnings per share
Basic	$ 0.04	$ 0.03
Diluted	$ 0.04	$ 0.03
Weighted average shares outstanding
Basic	18,403	18,371
Diluted	18,427	18,403
Dividends per share of common stock	$ 0.2875	$ 0.2850

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
(In thousands)
For the three months ended:	March 31,	March 31,
	2006	2005
Operating activities
Net income	$ 832	$ 680
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	7,709	6,996
Deferred income taxes, investment tax credits
regulatory assets and liabilities, net	265	(1,061)
(Gain) loss on sale of non-utility property	(25)	2
Changes in operating assets and liabilities:
Receivables	2,265	9,264
Unbilled revenue	1,510	916
Taxes and other prepaid expenses	(206)	2,951
Accounts payable	(7,231)	3,389
Other current assets	(102)	(235)
Other current liabilities	5,191	6,177
Other changes, net	(928)	(527)
Net adjustments	8,448	27,872
Net cash provided by operating activities	9,280	28,552

Investing activities:
Utility plant expenditures:
Company funded	(16,117)	(14,743)
Developer funded	(5,289)	(2,540)
Acquisition	(13)	-
Proceeds from sale of non-utility property	25	-
Net cash used in investing activities	(21,394)	(17,283)

Financing activities:
Net short-term borrowings	7,500	-
Net repayment of long-term debt	(374)	(407)
Advances for construction	4,512	3,688
Refunds of advances for construction	(1,205)	(1,074)
Contributions in aid of construction	2,232	1,129
Issuance of common stock	305	147
Dividends paid	(5,328)	(5,274)
Net cash provided by (used in) financing activities	7,642	(1,791)

Change in cash and cash equivalents	(4,472)	9,478
Cash and cash equivalents at beginning of period	9,533	18,820
Cash and cash equivalents at end of period	$ 5,061	$ 28,298

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

CALIFORNIA WATER SERVICE GROUP

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2006

(Amounts in thousands, except share and per share amounts)

Note 1.  Organization and Operations

California Water Service Group (the Company) is a holding company with five wholly owned subsidiaries that provide water utility and other related services in California, Washington, New Mexico and Hawaii.  California Water Service Company (Cal Water), Washington Water Service Company (Washington Water), New Mexico Water Service Company (New Mexico Water), and Hawaii Water Service Company, Inc. (Hawaii Water) provide regulated utility services under the rules and regulations of their respective state’s regulatory commissions.  In addition, these entities and CWS Utility Services provide non-regulated water utility and utility-related services.

The Company operates primarily in one business segment providing water utility services.

Note 2.  Summary of Significant Accounting Policies

Basis of Presentation

The interim financial information is unaudited.  In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments that are necessary to provide a fair presentation of the results for the periods covered.  The adjustments consist only of normal recurring adjustments.  The results for interim periods are not necessarily indicative of the results of the entire year.  The condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements for the year ended December 31, 2005, included in its Form 10-K as filed with the Securities and Exchange Commission (SEC) on March 13, 2006 and subsequent Form 8-K filed with the SEC on March 28, 2006.

Stock-based compensation

During the first quarter of 2006, the Company adopted the provisions of the Financial Accounting Standards Board’s (FASB) Statement of Financial Accounting Standards No. 123 – revised 2004 (SFAS 123(R)), “Share-Based Payment” which replaced Statement of Financial Accounting Standards No. 123 (SFAS 123), “Accounting for Stock-Based Compensation” and supersedes APB Opinion No 25 (APB 25), “Accounting for Stock Issued to Employees.”  Under the fair value recognition provisions of SFAS No. 123 (R), stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is the vesting period.  The Company elected the modified-prospective method of adoption of SFAS 123 (R), under which prior periods are not revised for comparative purposes.  The valuation provisions of SFAS 123 (R) apply to new grants and the unvested portion of prior grants on a prospective basis.   All options that were granted prior to the adoption date were vested as of  the adoption date such that no compensation expense is required.

Prior to the adoption of SFAS 123R, the Company presented all tax benefits for deductions resulting from the exercise of stock options and disqualifying dispositions as operating cash flows on its consolidated statement of cash flows.  SFAS 123R requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow, rather than as an operating cash flow.  This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption.  Total cash flow will remain unchanged from what would have been reported under prior accounting rules.

The adoption of SFAS 123R did not have a material impact on our consolidated financial position, results of operations and cash flows.  See Note 3 for further information regarding our stock-based compensation assumptions and expenses, including pro forma disclosures for prior periods as if we had recorded stock-based compensation expense.

Note 3.  Stock-based Compensation

Long-Term Incentive Plan

The Company had a stockholder-approved Long-Term Incentive Plan (which was replaced on April 27, 2005, by a stockholder-approved Equity Incentive Plan) that allowed granting of non-qualified stock options.  The Company accounted for options  issued under the Long-Term Incentive Plan using the intrinsic value method under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” All outstanding options have an exercise price equal to the market price on the date they were granted.  All options granted under the Long-Term Incentive Plan are fully vested.  No compensation expense was recorded for the three-month periods ended March 31, 2006 and 2005 related to stock options issued under the Long-Term Incentive Plan.

The table below illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provision of SFAS No. 123 to employee compensation for the options granted under the Long-Term Incentive Plan during the three months ended March 31, 2005.

Three Months Ended
March 31, 2005
Net income, as reported	$680
Less preferred dividends	38
Net income available to common stockholders	642
Deduct: Total stock-based employee compensation
expense determined under fair value
method for all awards, net of related tax effects	12
Pro forma net income available to common stockholders	$630

Three Months Ended
March 31, 2005
Earnings per share
Basic - as reported	$0.03
Basic - pro forma	$0.03

Diluted - as reported	$0.03
Diluted - pro forma	$0.03

The table below reflects the stock options granted under the Long-Term Incentive Plan.

		Weighted Average
	Shares	Exercise Price
Stock Options:
Outstanding at December 31, 2005	98,000	$24.95
Granted	- 0 -	--
Exercised	7,500	25.15
Forfeited	- 0 -	--

Outstanding at March 31, 2006	90,500	$24.94
Exercisable at March 31, 2006	90,500	$24.94

Equity Incentive Plan

The Equity Incentive Plan, which was approved by shareholders in April 2005, is authorized to issue up to 1,000,000 shares of common stock.  In the first quarter of 2006, the Company granted Restricted Stock Awards (RSAs) of 9,142 shares of common stock both to employees and to directors of the Company.  Employee options vest ratably over 48 months, while director options vest at the end of 12 months.  The shares were valued at $38.51 per share based upon the fair market value of the Company’s common stock on the date of grant.   In addition, Stock Appreciation Rights (SARs) equivalent to 37,500 shares were granted to employees, which vest ratably over 48 months and expire at the end of 10 years.  The grant-date fair value for SARs was determined by using the Black Scholes model, which arrived at a fair value of $7.73 per share.  Upon exercise of an SAR, the appreciation is payable in common shares of the Company.

The assumptions utilized were:

2006
Expected dividend yield	2.99%
Expected volatility	21.9%
Risk-free interest rate	4.19%
Expected holding period in years	6.0

The Company did not apply a forfeiture rate in the expense computation relating to SARs and RSAs issued to employees as they vest monthly and as a result the expense is recorded for actual vesting during the period.  For outside directors the Company did not apply a forfeiture rate in the expense computation relating to RSAs, as the Company expects 100% to vest at the end of twelve months.

The table below reflects SARs granted under the Equity Incentive Plan.

		Weighted Average
	Shares	Exercise Price
Stock Appreciation Rights
Outstanding at December 31, 2005	- 0 -	$ --
Granted	37,500	38.51
Exercised	- 0 -	--
Forfeited	- 0 -	--

Outstanding at March 31, 2006	37,500	$38.51
Exercisable at March 31, 2006	1,562	$38.51

The Company has recorded compensation costs for the restricted stock and SARs granted during the quarter.  The expense reported in Operating Expense, net of related tax effects, was $34.

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

Note 5.  Earnings Per Share Calculations

The computations of basic and diluted earnings per share are noted below.  Restricted stock awards are included in the weighted stock outstanding as the shares have all voting and dividend rights as issued and unrestricted common stock.

Options to purchase 90,500 and 116,250 shares of common stock were outstanding at March 31, 2006 and 2005, respectively.  SARs covering 37,500 shares of common stock were outstanding as of March 31, 2006, and none were outstanding as of March 31, 2005.

All options and SARs are dilutive and the dilutive effect is shown in the table below.

(In thousands, except per share data)

	Three Months Ended March 31
	2006	2005
Net income	$ 832	$ 680
Less preferred dividends	38	38
Net income available to common stockholders	$ 794	$ 642

Weighted average common shares, basic	18,403	18,371
Dilutive common stock options and SARs (treasury method)	24	32
Shares used for dilutive computation	18,427	18,403

Net income per share - basic	$ 0.04	$ 0.03
Net income per share - diluted	$ 0.04	$ 0.03

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

Payments by the Company related to pension plan and other postretirement benefits were $1,784 for the three months ended March 31, 2006.  The estimated funding for 2006 is $7,400.

The following table lists components of the pension plans and other postretirement benefits. The data listed under “pension plan” includes the qualified pension plan and the non-qualified executive supplemental retirement plan.  The data listed under “other benefits” is for all other post retirement benefits.

	Three Months Ended March 31
	Pension Plan		Other Benefits
	2006	2005	2006	2005

Service cost	$ 1,336	$ 1,194	$ 303	$ 443
Interest cost	1,505	1,499	314	448
Expected return on plan assets	(1,571)	(1,378)	(105)	(97)
Recognized net initial APBO	N/A	N/A	69	69
Amortization of prior service cost	476	487	19	19
Recognized net actuarial (gain) loss	205	54	33	195

Net periodic benefit cost	$ 1,951	$ 1,856	$ 633	$1,077

APBO – Accumulated postretirement benefit obligation

Postretirement benefit expense for “other benefits” recorded in the first quarter of 2006 and 2005 was $633, and $257, respectively.  The remaining net periodic benefit as of March 31, 2006, of $9,791 is expected to be recovered through future customer rates and is recorded as a regulatory asset. The Company intends to make annual contributions to the plan up to the amount deductible for tax purposes.

Note 7. Gains on Sale of Property

In 1995, the California Legislature enacted the Water Utility Infrastructure Improvement Act of 1995 (Infrastructure Act) to encourage water utilities to sell surplus properties and reinvest in needed water utility facilities.  In September 2003, the California Public Utilities Commission (CPUC) issued decision D.03-09-021 in Call Water’s 2001 General Rate Case filing.  In this decision, the CPUC ordered Cal Water to file an application setting up an Infrastructure Act memorandum account with an up-to-date accounting of all real property that was at any time in rate base and that Cal Water had sold since the effective date of the Infrastructure Act.  Additionally, the decision directed the CPUC staff to file a detailed report on its review of Cal Water’s application.  On January 11, 2005, the Office of Ratepayer Advocates (ORA) issued a report expressing its opinion that Cal Water had not proven that surplus properties sold since 1996 were no longer used and useful.  ORA recommended that Cal Water be fined $160 and that gains from property sales be used to benefit ratepayers.

During the period under review, Cal Water’s cumulative gains from surplus property sales were approximately $19.2 million, which included an inter-company gain related to a transaction with Utility Services and a like-kind exchange with a third party.

On December 1, 2005, the CPUC issued its decision D.05-12-002 (Decision).  The Decision finds that the Company appropriately reclassified all properties as non-utility property prior to being sold.  The criteria the Company followed to reclassify its properties was reasonable and consistent with the requirements of the CPUC.  Since the properties were properly reclassified, CPUC approval was not required prior to the sale and no penalty is warranted.  Furthermore, the Decision finds that the Company should be allowed to include in rate base the remaining $1,182 of the Chico customer center costs not yet in rate base and to earn a return on the additional rate base, an increased revenue requirement of approximately $171.

However, the Decision did not approve the amount of sale proceeds (or gains) that qualify for reinvestment under the Infrastructure Act, although concluded that all property sales should qualify and should be accounted for in accordance with the Act.  The Decision deferred the issues regarding treatment of sale proceeds and allocation of gains on sale to its R.04-09-003 proceeding, where the CPUC intends to set guidelines and a specific rule on allocation of the gain on utility asset sales between shareholders and ratepayers.  On November 5, 2005, the Commission mailed its proposed decision (Proposed Decision) regarding the allocation of proceeds from the sale of utility assets.  The Proposed Decision states that the Commission has limited discretion in how it allocates gains on sale of real property, provided that water companies reinvest the proceeds in new water infrastructure.  As such the Company is entitled to earn a full authorized return on the proceeds reinvested in utility plant.

Based on the Decision and the Proposed Decision, the Company has not accrued a liability in its financial statements.  The Company has no knowledge when the CPUC will issue its decision in the matter of R.04-09-003. If the CPUC finds any portion of the property sales should be allocated to the ratepayers, the Company’s rate base could be reduced, which would lower future revenues, net income, and cash flows.

Note 8.  Recent Accounting Standards

In November 2004, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards (SFAS) No. 151, “Inventory Costs – an Amendment to ARB no. 43, Chapter 4.”  The statement clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material.  The Company adopted this standard in the first quarter of 2006.  Adoption of SFAS No. 151 did not have an impact the Company’s financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS No. 153, “Exchange of Nonmonetary Assets.” The statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with the general exception for exchanges of nonmonetary assets that do not have commercial substance.  The Company adopted this standard in the first quarter of 2006.  Adoption of SFAS No. 153 did not have an impact on the Company’s financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment,” which revised FAS 123, “Accounting for Stock-Based Compensation.”  The statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions).  On April 14, 2005, the SEC revised the effective date to fiscal years beginning after June 15, 2005.  The Company adopted this standard in the first quarter of 2006.   Adoption of SFAS No. 123(R) did not have a material impact the Company’s financial position, results of operations or cash flows.

On March 27, 2006, the FASB issued an exposure draft “Employers’ Accounting for Defined Benefit Pension and Other Post Retirement Plans – An Amendment of FASB Statements 87, 88, 106 and 132 (R).”  The Company is currently reviewing the exposure draft to determine the potential impact, if issued and adopted, to the Company’s financial position, results of operation, and related cash flows.

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Amounts in thousands)

FORWARD LOOKING STATEMENTS

This quarterly report, including all documents incorporated by reference, contains forward-looking statements within the meaning established by the Private Securities Litigation Reform Act of 1995 (Act).  The forward-looking statements are intended to qualify under provisions of the federal securities laws for “safe harbor” treatment established by the Act.  Forward-looking statements are based on currently available information, expectations, estimates, assumptions and projections, and management’s judgment about the Company, the water utility industry, and general economic conditions.  Such words as expects, intends, plans, believes, estimates, assumes, anticipates, projects, predicts, forecasts or variations of such words or similar expressions are intended to identify forward-looking statements.  The forward-looking statements are not guarantees of future performance.  They are subject to various risks, various uncertainties and changes in circumstances.  Actual results may vary materially from the Company’s current expectations or what is contained in a forward-looking statement.

Factors that may cause a result different than expected or anticipated include, but are not limited to: governmental and regulatory commissions' decisions, including decisions on proper disposition of property and collection of regulatory assets; changes in regulatory commissions' policies and procedures; the timeliness of regulatory commissions' actions concerning rate relief; new legislation and changes in accounting valuations and estimates; changes in accounting standards; the ability to satisfy requirements related to the Sarbanes-Oxley Act and other regulations on internal controls; electric power interruptions; increases in suppliers' prices and the availability of supplies including water and power; fluctuations in interest rates; changes in environmental compliance and water quality requirements; acquisitions and the ability to successfully integrate acquired companies; the ability to successfully implement business plans; changes in customer water use patterns; the impact of weather on water sales and operating results; access to sufficient capital on satisfactory terms; civil disturbances or terrorist threats or acts, or apprehension about the possible future occurrences of acts of this type; the involvement of the United States in war or other hostilities; restrictive covenants in or changes to the credit ratings on current or future debt that could increase financing costs or affect the ability to borrow, make payments on debt, or pay dividends; and other risks and unforeseen events.  When considering forward-looking statements, the reader should keep in mind the cautionary statements included in this paragraph.  For additional information relating to the risks of the Company’s business, see “Risk Factors” in the Company’s Annual Report on Form 10-K, Form 10-Q and other reports filed from time to time with the SEC.  The Company assumes no obligation to provide public updates on forward-looking statements.

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

Revenue from metered customers includes billings to customers based on monthly meter readings plus an estimate for water used between the customer’s last meter reading and the end of the accounting period.  At March 31, 2006, the unbilled revenue amount was $9,935 and at December 31, 2005, the amount was $11,445.  The unbilled revenue amount is generally higher during the summer months when water sales are higher.  The amount recorded as unbilled revenue varies depending on water usage in the preceding period; the number of days between meter reads for each billing cycle; and the number of days between each cycle’s meter reading and the end of the accounting cycle.

Flat rate customers are billed in advance at the beginning of the service period.  The revenue is prorated so that the portion of revenue applicable to the current accounting period is included in that period’s revenue.  The portion related to a subsequent accounting period is recorded as unearned revenue on the balance sheet and recognized as revenue when earned in the subsequent accounting period.  The unearned revenue liability was $2,201 at March 31, 2006, and $2,173 as of December 31, 2005.  This liability is included in “accrued expenses and other liabilities” on the balance sheet.

Expense-Balancing and Memorandum Accounts

Expense-balancing accounts and memorandum accounts are used to track suppliers’ rate changes for purchased water, purchased power, and pump taxes that are not included in customer water rates.  The cost changes are referred to as “offsetable expenses,” because under certain circumstances, they are refundable from customers (or refunded to customers) in future rates designed to offset cost changes from suppliers.  The Company does not record the balancing and memorandum accounts until the Commission has authorized a change in customer rates and the customer has been billed.  The cumulative net amount in the expense balancing accounts and memorandum accounts as of March 31, 2006, was approximately $2,400.  This amount includes certain amounts that have been filed for recovery but have not yet been authorized, and amounts that have not yet been filed for recovery.  See Regulatory Matters for cumulative net balances of expense balancing and memorandum accounts that have been authorized for recovery.

Regulated Utility Accounting

Because the Company operates extensively in a regulated business, we are subject to the provisions of SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation.”  Regulators establish rates that are expected to permit the recovery of the cost of service and a return on investment.  In the event a portion of the Company’s operations were no longer subject to the provisions of SFAS No. 71, it would be required to write off related regulatory assets and liabilities that are not specifically recoverable and determine if other assets might be impaired.  If a regulatory commission determined that a portion of the Company’s assets were not recoverable in customer rates, the Company would be required to determine if it had suffered an asset impairment that would require a write-down in the assets’ valuation.  There have been no such asset impairments as of March 31, 2006, and December 31, 2005.

Income Taxes

The Company accounts for income taxes using the asset and liability method.  Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Measurement of the deferred tax assets and liabilities is at enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on the deferred tax assets and liabilities of a change in tax rate is recognized in the period that includes the enactment date.  The Company must also assess the likelihood that deferred tax assets will be recovered in future taxable income and, to the extent recovery is unlikely, a valuation allowance would be recorded.  If a valuation allowance were required, it could significantly increase income tax expense.  In management’s view, a valuation allowance is not required at March 31, 2006.

The Company anticipates that future rate action by the Commissions will reflect revenue requirements for the tax effects of temporary differences recognized, which have previously been passed through to customers.  The commissions have granted the Company rate increases to reflect the normalization of the tax benefits of the federal accelerated methods and available Investment Tax Credits (ITCs) for all assets placed in service after 1980.  ITCs are deferred and amortized over the lives of the related properties for book purposes.

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

Pension Benefits

The Company incurs costs associated with our pension and postretirement health care benefits plans.  To measure the expense of these benefits, management must estimate compensation increases, mortality rates, future health cost increases and discount rates used to value related liabilities and to determine appropriate funding.  Different estimates used by management could result in significant variances in the cost recognized for pension benefit plans.  The estimates used are based on historical experience, current facts, future expectations, and recommendations from independent advisors and actuaries.  The Company uses an investment advisor to provide advice in managing the plan’s investments.  The Company anticipates any increase in funding for the pension and postretirement health care benefits plans will be recovered in future rate filings, mitigating the financial impact.

On March 27, 2006, the FASB issued an exposure draft “Employers’ Accounting for Defined Benefit Pension and Other Post Retirement Plans – An Amendment of FASB Statements 87, 88, 106 and 132 (R).”  The Company is currently reviewing the exposure draft to determine the potential impact, if issued and adopted, to the Company’s financial position, results of operation, and related cash flows.

RESULTS OF FIRST QUARTER 2006 OPERATIONS COMPARED TO FIRST QUARTER 2005 OPERATIONS

(Dollar amounts in thousands, except per share amounts)

Summary

First quarter net income was $832 equivalent to $0.04 per common share on a diluted basis, compared to net income of $680 or $0.03 common per share on a diluted basis in the first quarter of 2006.

Operating Revenue

Operating revenue increased $4,913 or 8.0% from $60,303 in the first quarter of 2005 to $65,216 in 2006.  As disclosed in the following table, the increase was due to increases in rates and in usage by existing customers.  The Company experienced a 6.3% increase in water usage for the quarter compared to the prior year, with the largest increase, 16%, in January 2006.

The factors that impacted the operating revenue for the first quarter of 2006 compared to 2005 are presented in the following table:

Rate increases	$ 1,908
Usage by new customers	729
Increase in usage by existing customers	2,276
Net operating revenue increase	$ 4,913

The components of the rate increases are listed in the following table:

2004 General Rate Case (GRC)	$ 1,447
Purchase Power Offset	(9)
Purchase Water Offset	540
Balancing Accounts	(519)
Step Increase 2003	29
Step Increase 2004	359
Hawthorne	15
Hawaii Water System	(8)
New Mexico Water System	54
Total Increase in Rates	$ 1,908

Total Operating Expenses

Total operating expenses were $60,404 for the three months ended March 31, 2006, versus $55,838 for the same period in 2005, an 8.2% increase.

Water production expense consists of purchased water, purchased power, and pump taxes.  It represents the largest component of total operating expenses, accounting for approximately 35% of total operating expenses.  Water production expenses increased 8.1% compared to last year.

Sources of water as a percent of total water production are listed in the following table:

	Three Months Ended March 31
	2006	2005
Well production	50%	51%
Purchased	45%	44%
Surface	5%	5%
Total	100%	100%

Washington Water, New Mexico Water and Hawaii Water obtain all of their water supply from wells.  The components of water production costs are shown in the table below:

Three Months Ended March 31
	2006	2005	Change
Purchased water	$17,279	$15,744	$1,535
Purchased power	2,882	2,937	(55)
Pump taxes	1,267	1,140	127
Total	$21,428	$19,821	$1,607

Purchased water costs increased primarily due to higher wholesale water prices. Total water production measured in acre feet decreased by 3.7% during the first quarter of 2006 as compared with the first quarter of 2005 due to the weather.

Other operations expense increased 7.9% to $23,682.  Payroll charged to operations increased 7.5%, including wage increases for union employees of 3.5%, and an increase in the number of employees.  At March 31, 2006, there were 850 employees and at March 31, 2005, there were 828 employees.  Employee and retiree medical costs increased $465 during the first quarter of 2006 over the same period of the prior year.

Maintenance expenses increased by $241 to $3,899 in the first quarter of 2006 compared to $3,658 the first quarter of 2005 due to the repair of mains, hydrants, and structures.  Depreciation and amortization expense increased $713, or 10%, because of 2005 capital additions.

Federal and state income taxes increased $91, or 20%, from $455 in the first quarter of 2005 to $546 in the first quarter of 2006, due to increased pretax income compared to the same quarter as last year.  The effective tax rate was 39.6% in the current quarter and 40.1% for the prior year’s quarter.

Other Income and Expense

Other income was $528 for the quarter ended March 31, 2006, compared to $636 in the same period last year, which is a decrease of $108, or 17%.  Gains (losses) from property sales for the quarter were minimal for both the current and the prior quarters.

Interest Expense

Total interest expense increased $51 or 1% to $4,472.  This increase of interest expense was primarily due to a net increase in short term borrowings to fund the Company’s operations and capital expenditures during the first quarter.

REGULATORY MATTERS

Rates and Regulations

The state regulatory commissions have plenary powers setting rates and operating standards.  As such, state commission decisions significantly impact revenues, earnings, and cash flow of the Company.  The amounts discussed are generally annual amounts, unless specifically stated, and the financial impact to recorded revenue is expected to occur over a 12-month period from the effective date of the decision.  In California, water utilities are required to make several different types of filings.  Most filings result in rate changes that remain in place until the next GRC.  As explained below, surcharges and surcredits to recover balancing and memorandum accounts as well as the catch-up are temporary rate changes, which have specific time frames for recovery.

GRCs, step rate increase filings, and offset filings change rates to amounts that will remain in effect until the next GRC.  The CPUC follows a rate case plan, which requires Cal Water to file a GRC for each of its 24 regulated operating districts every three years.  In a GRC proceeding, the CPUC not only considers the utility’s rate setting requests, but may consider other issues that affect the utility’s rates and operations.  Effective in 2004, Cal Water’s GRC schedule was shifted from a calendar year to a fiscal year with test years commencing July 1.  The CPUC is generally required to issue its GRC decision prior to the first day of the test year or authorize interim rates.  As such, Cal Water’s GRC decisions, prior to 2005, were generally issued in the fourth quarter, but now are expected to be issued in the second quarter of each year.  Cal Water anticipates proposed decisions on the eight GRCs filed in August of 2005 to be issued at the end of the second quarter 2006.

Between GRC filings, utilities may file step rate increases, which allow the utility to recover cost increases, primarily from inflation and incremental investment, during the second and third years of the rate case cycle.  However, step rate increases are subject to a weather-normalized earnings test.  Under the earnings test, the CPUC may reduce the step rate increase to prevent the utility from earning in excess of the authorized rate of return for that district.  Step rate increases, which were previously approved in January, should be approved in July under the new rate case schedule.

In addition, utilities are entitled to file offset filings.  Offset filings may be filed to adjust revenues for construction projects authorized in GRCs when the plant is placed in service or for rate changes charged to the Company for purchased water, purchased power, and pump taxes (referred to as “offsettable expenses”).  Such rate changes approved in offset filings remain in effect until a GRC is approved.

Surcharges and surcredits, which are usually effective for a twelve-month period, are authorized by the CPUC to recover the memorandum and balancing accounts under- and over- collections usually due to changes in offsettable expenses. However, significant under-collection may be authorized over multiple years. Typically, an expense difference occurs during the time period from when an offsettable expense rate changes and the Company is allowed to adjust its water rates. Expense changes for this regulatory lag period, which is about two months, are booked into memorandum and balancing accounts for later recovery. However, in 2001, the CPUC changed its procedures and did not permit water companies to immediately adjust water rates for offsettable expense rate changes.  As a result, the amount accrued in memorandum and balancing accounts, due primarily to the major increases in electric power costs in 2001, grew to $9.2 million at the end of 2004.  Beginning in November 2002, the CPUC allowed water companies to file for recovery of memorandum and balancing account under-collections subject to a non-weather-adjusted earnings tests.  However, the Company did not receive authorization to collect a significant portion of the under-collection from its ratepayers until the fourth quarter of 2004.

On April 13, 2006 the CPUC voted to eliminate the earnings test established in 2002, however these accounts are still subject to reasonableness review. Future recovery of balancing account balances will be addressed in general rate cases or by advice letter filings if the account balance is greater than 2% of revenues.

The Company does not record an asset (or liability) for the recovery (or refund) of expense balancing or memorandum accounts in its financial statements as revenue (refunds), nor as a receivable (or payable), until the CPUC and other regulators have authorized recovery and the customer is billed.  Therefore, a timing difference may occur between the time when costs are recorded as an expense and when the associated revenues are received (or refunds are made) and booked. In 2005, the Company’s revenues were favorably impacted by approximately $3,600 from the net recovery of memorandum and balancing accounts.

During 2005, no rate filings were approved for Washington Water.

Pending Filings as of March 31, 2006

Cal Water has pending its 2005 GRC filings covering eight districts.  Cal Water anticipates proposed decisions regarding its 2005 GRCs to be issued at the end of the second quarter of 2006.  The approximate amounts requested in the 2005 GRCs are $10.6 million in 2006/2007, $5.5 million in 2007/2008, and $5.5 million in 2008/2009.  The amounts granted may vary due to a variety of factors.  Over the past few years, the amount approved by the CPUC has been substantially less than the requested amount.  The GRCs also requested the CPUC to consider several modifications to CPUC rate-setting procedures.  The GRCs request a water revenue adjustment mechanism that would allow the Company to recover (refund) water revenues when actual water sales are below (above) adopted water sales in the GRCs.  This proposal would decouple the Company’s revenues from conservation efforts and inaccurate weather forecasts, putting in place a mechanism similar to that employed by California’s investor-owned electric utilities.  The GRCs also request a full-cost balancing account that would allow the Company to recover changes in source of supply mix as well as price changes under current procedures.  The Company requested a rate base equalization account to minimize the impact on rates of large capital projects in small water systems.  Finally, the Company requested that the Commission adjust its authorized rate of return if modifications are not adopted to change certain rate-setting procedures.  The Company is unable to predict the timing and final outcome of the filings at this time.

2006 Regulatory Activity

In accordance with the rate case plan, Cal Water will file a GRC for eight districts in May of 2006.  At this time, Cal Water does not know the amounts to be requested.  In January 2006, the Company requested step rate increases for thirteen districts and was authorized an increase of approximately $1.9 million.  Cal Water also intends to file for step rate increases in July for eight districts.  Cal Water is authorized to request up to $5.5 million; however, the request may be adjusted downward by the weather-adjusted earnings test.  In addition, in February 2006, Cal Water received authorization to recover (refund) various balancing and memorandum accounts.  These authorizations are disclosed in Managements Discussion and Analysis in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 13, 2006.

In the second quarter of 2006, Cal Water will file an advice letter to allow it to track in a memorandum account additional funding associated with its retiree healthcare plan.  Currently, Cal Water funds and recognizes expenses associated with the plan on a pay-as-you-go basis.  The excess expense between pay-as-you-go and accrual during the employees’ expected service period has been recognized as a regulatory asset.  As of December 31, 2005, the regulatory asset was $9,791.  Cal Water intends to increase its funding so the plan is funded during the employee’s service period.  Cal Water has established two Voluntary Employee Beneficiary Associations (VEBAs) to allow for increased funding and a current period income tax deduction.  Cal Water believes that the CPUC will recognize in rates the recovery of the regulatory asset and the additional funding of the plan.  If the CPUC does not permit the Company to recover the full amount of its regulatory asset, the regulatory asset, to the extent not allowed in recovery, will be written off.  If the CPUC does not approve the memorandum account, the Company will not be able to recover the higher expenses until such expenses are recognized in its GRC applications.

Washington Water is planning to submit a rate filing in the second quarter of 2006, but has not filed as of the date of this report.

Review of Property Sales by CPUC

 In 1995, the California Legislature enacted the Water Utility Infrastructure Improvement Act of 1995 (Infrastructure Act) to encourage water utilities to sell surplus properties and reinvest in needed water utility facilities.  In September 2003, the CPUC issued Decision (D.) 03-09-021 in Cal Water’s 2001 GRC filing.  In this decision, the CPUC ordered Cal Water to file an application setting up an Infrastructure Act memorandum account with an up-to-date accounting of all real property that was at any time in rate base and that Cal Water had sold since the effective date of the Infrastructure Act. The decision also ordered Cal Water to file an application for approval to replace the operations and customer centers in its Chico District and for treatment of the gain on sale proceeds.

D.03-09-021 also directed the CPUC staff to file a detailed report on its review of Cal Water’s application.  On January 11, 2005, the Office of Ratepayer Advocates (ORA) issued a report expressing its opinion that Cal Water had not proven that surplus properties sold since 1996 were no longer necessary and useful to provide utility service.  ORA also recommended that Cal Water be fined $160,000 and that gains from property sales should generally benefit ratepayers.  During the period under review, Cal Water’s cumulative gains from surplus property sales were approximately $19.2 million.

On December 1, 2005, the CPUC issued its D.05-12-002.  This decision found that Cal Water appropriately reclassified all properties as non-utility property prior to being sold and the criteria Cal Water followed to reclassify its properties were reasonable and consistent with the requirements of the CPUC.  Since the properties were properly reclassified, the CPUC found that approval of the property sales was not required and no penalty was warranted.  Furthermore, the decision found that Cal Water should be allowed to include in rate base the full cost of the Chico customer center.

Although the decision concluded that all gains for the property sales qualified for reinvestment in accordance with the Infrastructure Act, the decision deferred the ratemaking issue regarding treatment of sale proceeds to its Order Instituting Rulemaking (R.) 04-09-003. On November 5, 2005, the Commission issued its draft decision (Draft Decision) regarding the allocation of proceeds from the sale of utility assets.  The Draft Decision states that the CPUC has limited discretion in how it allocates between ratepayers and utility shareholders the gains on sale of real property that meets the criteria in the Infrastructure Act, provided that water utilities reinvest the proceeds in new water infrastructure.  If the Draft Decision is adopted, the Company will be entitled to earn its full authorized return on the proceeds reinvested in utility plant from the gains on surplus property sales that were under review.

Based on D. 05-12-002 and the Draft Decision, Cal Water has not recorded any adjustments in its financial statements.  Cal Water does not know when the CPUC will issue its decision in the matter of R.04-09-003.  If the CPUC rules that any portion of the property sales should be allocated to the ratepayers, Cal Water’s rate base could be reduced, which would lower future revenues, net income, and cash flows.

Elimination of the Earnings Test on Balancing Accounts

On April 13, 2006, the CPUC issued a decision to eliminate the non-weather-adjusted earnings test that applies to memorandum and balancing account recovery for water utilities.  The elimination of the earnings test should significantly improve Cal Water’s opportunity to earn its authorized rate of return.  Over the past three years, Cal Water has been unable to recover $3.5 million in offsettable expenses.  The decision does not address the weather-adjusted earnings test, which is required for step rate increases.

 LIQUIDITY

Short-term and Long-term Debt

Short-term bank borrowings were $7,500 at March 31, 2006 and no short-term borrowings at December 31, 2005 on Cal Water’s credit facility.  California Water Service Group has a $10,000 credit facility, which includes Washington Water, New Mexico Water, Hawaii Water, and CWS Utility Services.  Cal Water has a $45,000 credit facility. Both agreements have a requirement for balances to be below certain thresholds for 30 consecutive days each calendar year.  At March 31, 2006, the Company was in compliance with the covenants of both facilities.

There were no additions to long-term debt in the three-month period ended March 31, 2006, and the Company made principal payments on its first mortgage bonds and other long-term debt payments of $374 during the three-month period ended March 31, 2006.

In September 2004, Cal Water received authorization from the CPUC on its financing filing related to $250,000 of additional debt or equity available for issuance through the year 2009.  No amounts have been utilized to date.  This amount will be utilized on an as-needed basis.  The balance remaining from the previous authorization does not carry over.

Debt Credit Ratings

Cal Water’s debt is rated A2 by Moody’s Investors Service (Moody’s) and A+ by Standard & Poor’s (S&P).  The rating from Moody’s was downgraded in February 2004 from A1 to A2.  The ratings from both Moody’s and S&P were unchanged during the quarter and the last rating change from Moody’s was in the first quarter of 2004, while the last change from S&P was January 18, 2005.

Shelf Registration

The Company has approximately $35,600 in securities under the shelf registration filed with the SEC in 2003, which are available for future issuance.

Dividends, Book Value and Shareholders

The first quarter common stock dividend of $0.2875 per share was paid on February 17, 2006, compared to a quarterly dividend in the first quarter of 2005 of $0.2850.  This was the Company’s 245th consecutive quarterly dividend.  Annualized, the 2006 dividend rate is $1.15 per common share, compared to $1.14 in 2005.  Based on the previous 12-month earnings per share at March 31, 2006, the dividend payout ratio is 77%.  For the full year 2005, the payout ratio was 78% of net income.  On a long-term basis, the Company’s goal is to achieve a dividend payout ratio of 60% of net income accomplished through future earnings growth.

At its April 26, 2006 meeting, the Board declared the second quarter dividend of $0.2875 per share payable on May 19, 2006, to stockholders of record on May 8, 2006.  This will be the Company’s 246th consecutive quarterly dividend.

Dividend Reinvestment and Stock Purchase Plan

The Company’s transfer agent has a Dividend Reinvestment and Stock Purchase Plan (Plan).  Under the Plan, stockholders may reinvest dividends to purchase additional Company common stock without commission fees.  The Plan also allows existing stockholders and other interested investors to purchase Company common stock through the transfer agent up to certain limits.  The Company’s transfer agent operates the Plan and purchases shares on the open market to provide shares for the Plan.

2006 Financing Plan

The Company is currently reviewing its financing needs for 2006 and 2007.  The Company may consider issuing equity or long-term debt to meet its financing needs.  The Company intends to fund its capital needs in future periods through a relatively balanced approach between long-term debt and equity.

Book Value and Stockholders of Record

Book value per common share was $15.74 at March 31, 2006 compared to $15.98 at December 31, 2005.

There are approximately 3,024 stockholders of record for our common stock at March 31, 2006.

Utility Plant Expenditures

During the three months ended March 31, 2006, capital expenditures totaled $21,394; $16,117 was from company-funded projects and $5,289 was from third-party-funded projects.  The planned 2006 company-funded capital expenditure budget is approximately $85.0 million.  The actual amount may vary from the budget number due to timing of actual payments related to current year projects and prior year projects.  The Company does not control third-party-funded capital expenditures and therefore is unable to estimate the amount of such projects for 2006.

At March 31, 2006, construction work in progress was $47,862 compared to $35,372 at December 31, 2005.  Work in progress includes projects that are under construction but not yet complete and in service.

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

To safeguard its water supply and facilities, the Company has heightened security at its facilities and has taken added safety precautions for the Company’s employees and the water it delivers to its customers.  While the Company does not make public comments on its security programs, it has been in contact with federal, state, and local law enforcement agencies to coordinate and improve water delivery systems security.  The Company is in compliance with new Environmental Protection Agency (EPA) requirements concerning security of water facilities.  In 2002, federal legislation was enacted which resulted in new regulations concerning security of water facilities, including submitting vulnerability assessment studies to the federal government.  The timing of submission of these studies was based on size of operations.  In 2004 the Company completed the vulnerability assessment studies.

Item 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company does not hold, trade in or issue derivative financial instruments and therefore is not exposed to risks these instruments present.  Its market risk to interest rate exposure is limited because the cost of long-term financing and short-term bank borrowings, including interest costs, is covered in consumer water rates as approved by the commissions.  The Company does not have foreign operations; therefore, it does not have a foreign currency exchange risk.  The Company’s business is sensitive to commodity prices and is most affected by changes in purchased water and purchased power costs.

Historically, the CPUC’s balancing account or offsetable expense procedures allowed for increases in purchased water and purchased power costs to be passed on to consumers.  Traditionally, a significant percentage of our net income and cash flows comes from California regulated operations; therefore the CPUC’s actions have a significant impact on our business.  See Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies --Expense Balancing and Memorandum Accounts” and “Regulatory Matters”.

Item 4.

CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

The Company carried out an evaluation, under the supervision of and with the participation of its management, including its principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report, pursuant to Rule 13a-15(e) under the Securities Exchange Act of 1934.  Based on their review of the Company’s disclosure controls and procedures, the principal executive officer and principal financial officer have concluded that its disclosure controls and procedures are functioning effectively to provide reasonable assurance that the information required to be disclosed in periodic SEC filings is reported within the time periods specified by SEC rules and regulations.

(b) Changes to Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.

LEGAL PROCEEDINGS

(a)              For a complete description, see the Company’s annual report on Form 10-K for the year ended December 31, 2005.  During the quarter ended March 31, 2006, there were no material developments with respect to previously disclosed existing proceedings and no new material matters to be reported.

(b)

Periodically, the Company is involved in other proceedings or litigation arising in the ordinary course of business. Management does not believe that the ultimate resolution of these matters will materially affect the Company's financial position, results of operations, or cash flows.

Item 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of stockholders of California Water Service Group was held on April 26, 2006 at the headquarters office in San Jose, California.

(a)

At the annual stockholders meeting, a Board of Directors to serve for the ensuing year was elected.  The following directors were elected as nominated:

Douglas M. Brown

Robert W. Foy

Edward D. Harris, Jr. M.D.

Richard P. Magnuson

Linda R. Meier

Peter C. Nelson

George A. Vera

David N. Kennedy

Bonnie G. Hill

(b)

One other proposal was voted on and approved by the Company’s stockholders at the meeting; the ratification of the selection of KPMG LLP as independent auditors for 2006.

(1)

Tabulation of the votes for the election of directors was:

    For

Abstain

Douglas M. Brown

18,407,179

199,046

Robert W. Foy

18,397,110

209,115

Edward D. Harris, Jr. M.D.

18,381,627

224,598

Bonnie G. Hill

18,345,597

260,628

David N. Kennedy

18,415,934

190,291

Richard P. Magnuson

18,424,472

181,753

Linda R. Meier

18,359,743

246,482

Peter C. Nelson

18,378,036

228,189

George A. Vera

18,413,227

192,998

(2)

The stockholders ratified the Audit Committee’s selection of KPMG LLP to serve as independent auditors for 2006.  There were 18,364,351 votes in favor, 134,740 against and 107,131 abstentions.

Item 6.

EXHIBITS

The exhibit list required by this Item is incorporated by reference to the Exhibit Index attached to this report.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CALIFORNIA WATER SERVICE GROUP

Registrant

May 8, 2006

By:

/s/ Martin A. Kropelnicki

          Martin A. Kropelnicki

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

Exhibit 31.1

CERTIFICATIONS

I, Peter Nelson, President and Chief Executive Officer of California Water Service Group, certify that:

1.

I have reviewed this Form 10-Q for the quarter ended March 31, 2006 of California Water Service Group;

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the periods covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.

The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a.

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b.

Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

b.

Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered in this report based on such evaluation; and

c.

Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the first fiscal quarter of 2006 that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.

The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

a.

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b.

Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date:  May 8, 2006

By:  /s/ Peter C. Nelson

PETER C. NELSON

President and Chief Executive Officer

California Water Service Group

1

Exhibit 31.2

CERTIFICATIONS

I, Martin Kropelnicki, Chief Financial Officer and Treasurer of California Water Service Group, certify that:

1.

I have reviewed this Form 10-Q for the quarter ended March 31, 2006 of California Water Service Group;

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the periods covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report,   fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.

The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a.

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b.

Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c.

Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered in this report based on such evaluation; and

d.

Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the first fiscal quarter of 2006 that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.

The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

a.

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b.

Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date:  May 8, 2006

By:  /s/ Martin A. Kropelnicki

MARTIN A. KROPELNICKI

Chief Financial Officer and Treasurer

California Water Service Group

Exhibit 32

CERTIFICATION

 PURSUANT TO 18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO SECTION 906

OF THE SARBANES-OXLEY ACT OF 2002

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, each of the undersigned certifies that this Quarterly Report on Form 10-Q for the period ended March 31, 2006, fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 and that the information contained in this Report fairly presents, in all material respects, the financial condition and results of operations of California Water Service Group.

Date: May 8, 2006

/s/ Peter C. Nelson

PETER C. NELSON

Chief Executive Officer

California Water Service Group

Date: May 8, 2006

By:  /s/  Martin A. Kropelnick   i

MARTIN A. KROPELNICKI

Chief Financial Officer

California Water Service Group