Form 10-Q
period 2006-06-30
CALIFORNIA WATER SERVICE GROUP
filed 2006-08-09
CIK 1035201

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

OR

☐

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from___________________ to ______________

COMMISSION FILE NUMBER 1-13883

CALIFORNIA WATER SERVICE GROUP

(Exact name of registrant as specified in its charter)

Delaware	77-0448994
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

1720 North First Street, San Jose, California	95112
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 408-367-8200

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   ☑  No ☐

Indicate by checkmark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined  in Rule 12b-2 of the Exchange Act):

Large accelerated filer ☐

Accelerated filer ☑

Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐  No  ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  Common shares outstanding as of July 31, 2006  – 18,406,963.

TABLE OF CONTENTS

Page

PART I

Financial Information

 Item 1

Financial Statements

3

Condensed Consolidated Balance Sheets (unaudited)

  June 30, 2006 and December 31, 2005

4

Condensed Consolidated Statements of Income (unaudited)

  For the Three-Months Ended June 30, 2006 and 2005

5

Condensed Consolidated Statements of Income (unaudited)

  For the Six-Months Ended June 30, 2006 and 2005

6

Condensed Consolidated Statements of Cash Flows (unaudited)

  For the Six-Months Ended June 30, 2006 and 2005

7

Notes to Condensed Consolidated Financial Statements

8

Item 2

Management’s Discussion and Analysis of Financial Condition

  and Results of Operations

18

Item 3

Quantitative and Qualitative Disclosure about Market Risk.

31

Item 4

Controls and Procedures

32

PART II

Other Information

Item 1

Legal Proceedings

33

Item 1A

Risk Factors

33

Item 4

Submission of Matters to a Vote of Security Holders

49

Item 6

Exhibits

50

Signature

51

PART I

FINANCIAL INFORMATION

Item 1.

FINANCIAL STATEMENTS

The condensed consolidated financial statements presented in this filing on Form 10-Q have been prepared by management and are unaudited.

CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited
(In thousands, except per share data)	June 30,	December 31,
	2006	2005
ASSETS
Utility plant:
Utility plant	$ 1,288,664	$ 1,235,090
Less accumulated depreciation and amortization	387,503	372,359
Net utility plant	901,161	862,731
Current assets:
Cash and cash equivalents	2,202	9,533
Receivables:
Customers	19,580	16,061
Other	5,250	4,700
Unbilled revenue	14,020	11,445
Materials and supplies at average cost	4,582	4,182
Taxes and other prepaid expenses	5,093	6,303
Total current assets	50,727	52,224
Regulatory assets	58,312	58,213
Other assets	24,780	23,777
	$ 1,034,980	$ 996,945
CAPITALIZATION AND LIABILITIES
Capitalization:
Common stock, $.01 par value	$ 184	$ 184
Additional paid-in capital	132,383	131,991
Retained earnings	158,851	162,968
Accumulated other comprehensive loss	(1,202)	(1,202)
Total common stockholders' equity	290,216	293,941
Preferred stock	3,475	3,475
Long-term debt, less current maturities	273,698	274,142
Total capitalization	567,389	571,558
Current liabilities:
Current maturities of long-term debt	1,133	1,133
Short-term borrowings	26,000	-
Accounts payable	34,177	36,120
Accrued expenses and other liabilities	43,478	39,563
Total current liabilities	104,788	76,816
Unamortized investment tax credits	2,615	2,615
Deferred income taxes, net	65,182	63,920
Regulatory and other liabilities	40,416	40,236
Advances for construction	150,802	141,842
Contributions in aid of construction	103,788	99,958
Commitments and contingencies	-	-
	$ 1,034,980	$ 996,945
See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Unaudited
(In thousands, except per share data)

For the Three-Months ended:	June 30,	June 30,
	2006	2005

Operating revenue	$ 81,102	$ 81,457
Operating expenses:
Water production costs	30,210	29,395
Other operations	23,577	21,804
Maintenance	3,432	3,759
Depreciation and amortization	7,640	7,006
Income taxes	4,050	5,148
Property and other taxes	3,045	3,092
Total operating expenses	71,954	70,204
Net operating income	9,148	11,253

Other income and expenses:
Non-regulated income, net	584	705
Gain on sale of non-utility property	323	61
Total other income and expenses	907	766

Interest expense:
Interest expense	4,970	4,653
Less: capitalized interest	625	225
Net interest expense	4,345	4,428

Net income	$ 5,710	$ 7,591
Earnings per share
Basic	$ 0.31	$ 0.41
Diluted	$ 0.31	$ 0.41
Weighted average shares outstanding
Basic	18,407	18,373
Diluted	18,427	18,407
Dividends per share of common stock	$ 0.2875	$ 0.2850

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Unaudited
(In thousands, except per share data)

For the Six-Months ended:	June 30,	June 30,
	2006	2005

Operating revenue	$ 146,318	$ 141,760
Operating expenses:
Water production costs	51,639	49,215
Other operations	47,258	43,747
Maintenance	7,330	7,418
Depreciation and amortization	15,349	14,002
Income taxes	4,597	5,603
Property and other taxes	6,221	6,057
Total operating expenses	132,394	126,042
Net operating income	13,924	15,718

Other income and expenses:
Non-regulated income, net	1,087	1,343
Gain on sale of non-utility property	348	59
Total other income and expenses	1,435	1,402

Interest expense:
Interest expense	9,667	9,299
Less: capitalized interest	850	450
Net interest expense	8,817	8,849

Net income	$ 6,542	$ 8,271

Earnings per share
Basic	$ 0.35	$ 0.45
Diluted	$ 0.35	$ 0.45
Weighted average shares outstanding
Basic	18,404	18,372
Diluted	18,427	18,404
Dividends per share of common stock	$ 0.5750	$ 0.5700

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
(In thousands)
For the Six-Months ended:	June 30,	June 30,
	2006	2005
Operating activities
Net income	$ 6,542	$ 8,271
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	15,349	14,002
Deferred income taxes, investment tax credits
regulatory assets and liabilities, net	1,290	316
Gain on sale of non-utility property	(348)	(59)
Changes in operating assets and liabilities:
Receivables	(4,069)	2,972
Unbilled revenue	(2,576)	(4,294)
Taxes and other prepaid expenses	1,210	7,012
Accounts payable	(1,943)	10,350
Other current assets	(400)	(673)
Other current liabilities	3,915	1,501
Other changes, net	(952)	(608)
Net adjustments	11,477	30,519
Net cash provided by operating activities	18,018	38,790

Investing activities:
Utility plant expenditures:
Company funded	(41,577)	(28,463)
Developer funded	(13,814)	(5,572)
Acquisition	(13)	(155)
Proceeds from sale of non-utility property	353	62
Net cash used in investing activities	(55,051)	(34,128)

Financing activities:
Net short-term borrowings	26,000	-
Net repayment of long-term debt	(444)	(557)
Advances for construction	11,480	7,039
Refunds of advances for construction	(2,520)	(2,321)
Contributions in aid of construction	5,452	1,910
Issuance of common stock	392	239
Dividends paid	(10,658)	(10,549)
Net cash provided by (used in) financing activities	29,702	(4,239)

Change in cash and cash equivalents	(7,331)	423
Cash and cash equivalents at beginning of period	9,533	18,820
Cash and cash equivalents at end of period	$ 2,202	$ 19,243

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

CALIFORNIA WATER SERVICE GROUP

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2006

(Amounts in thousands, except per share amounts)

Note 1.  Organization and Operations

California Water Service Group (the Company) is a holding company with five wholly owned subsidiaries that provide water utility and other related services in California, Washington, New Mexico and Hawaii.  California Water Service Company (Cal Water), Washington Water Service Company (Washington Water), New Mexico Water Service Company (New Mexico Water), and Hawaii Water Service Company, Inc. (Hawaii Water) provide regulated utility services under the rules and regulations of their respective state’s regulatory commissions (jointly referred to as the Commissions).  In addition, these entities and CWS Utility Services (Utility Services) provide non-regulated water utility and utility-related services.

The Company operates primarily in one business segment providing water utility services.

Note 2.  Summary of Significant Accounting Policies

Basis of Presentation

The interim financial information has been prepared and presented in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission (“SEC”), without audit.  In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments that are necessary to provide a fair presentation of the results for the periods covered.  The adjustments consist only of normal recurring adjustments.  Certain information and footnote disclosures normally included in our annual financial statements, prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted.  The results for interim periods are not necessarily indicative of the results for any future period.  The condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements, and the accompanying notes thereto, for the year ended December 31, 2005, included in its Form 10-K as filed with the Securities and Exchange Commission (SEC) on March 13, 2006 and subsequent Form 8-K filed with the SEC on March 28, 2006.

The preparation of the Company's condensed consolidated financial statements necessarily requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the condensed consolidated balance sheet dates and the reported amounts of revenues and expenses for the periods presented.

Revenue

Revenue consists of monthly cycle billings for regulated water and wastewater services at rates authorized by the Commissions and billings to certain non-regulated customers.

For Cal Water, billings include a fee that is paid to the California Public Utilities Commission.  This amount is recorded in revenue and other operations expense.  For the three-months ended June 30, 2006 and 2005, the fee was $981 and $995, respectively.   For the six-months ended June 30, 2006 and 2005, the fee was $1,772 and $1,855, respectively.  For other jurisdictions, the fee or tax paid to governmental agencies is recorded on a net basis.

Stock-based compensation

During the first quarter of 2006, the Company adopted the provisions of the Financial Accounting Standards Board’s (FASB) Statement of Financial Accounting Standards No. 123 – revised 2004 (SFAS 123(R)), “Share-Based Payment” which replaced Statement of Financial Accounting Standards No. 123 (SFAS 123), “Accounting for Stock-Based Compensation” and supersedes APB Opinion No 25 (APB 25), “Accounting for Stock Issued to Employees.”  Under the fair value recognition provisions of SFAS 123(R), stock-based compensation cost is measured at the grant date based on the fair value of the award.  The Company recognizes compensation as expense on a straight-line basis over the requisite service period, which is the vesting period.  The Company elected the modified-prospective method of adoption of SFAS No. 123(R), under which prior periods are not revised for comparative purposes.  Using this method, the valuation provisions of SFAS 123(R) apply to new grants and the unvested portion of prior grants on a prospective basis.  All options that were granted prior to the adoption date were vested as of the adoption date such that no compensation expense is required.

Prior to the adoption of SFAS 123(R), the Company presented all tax benefits for deductions resulting from the exercise of stock options and disqualifying dispositions as operating cash flows on its consolidated statement of cash flows.  SFAS 123(R) requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow, rather than as an operating cash flow.  This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption.  Total cash flow will remain unchanged from what would have been reported under prior accounting rules.

The adoption of SFAS 123(R) did not have a material impact on the Company’s consolidated financial position, results of operations and cash flows.  See Note 3 for further information regarding our stock-based compensation assumptions and expenses, including pro forma disclosures for prior periods as if we had recorded stock-based compensation expense in accordance with SFAS 123(R).

Note 3.  Stock-based Compensation

Long-Term Incentive Plan

The Company had a stockholder-approved Long-Term Incentive Plan (which was replaced on April 27, 2005, by a stockholder-approved Equity Incentive Plan) that allowed granting of non-qualified stock options.  The Company accounted for options issued under the Long-Term Incentive Plan using the intrinsic value method of accounting as prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” All outstanding options issued under the Long-Term Incentive Plan have an exercise price equal to the market price on the date they were granted.  All options granted under the Long-Term Incentive Plan are fully vested.  No compensation expense was recorded for the three-month or six-month periods ended June 30, 2006 and 2005 related to stock options issued in prior years under the Long-Term Incentive Plan.

The table below illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provision of SFAS No. 123 to employee compensation for the options granted under the Long-Term Incentive Plan during the three-months and six- months ended June 30, 2005.

	For the period ended June 30, 2005
	Three-months	Six-months
Net income, as reported	$7,591	$8,271
Less preferred dividends	38	76
Net income available to common stockholders	7,553	8,195
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	12	23
Pro forma net income available to common stockholders	$7,541	$8,172

For the period ended June 30, 2005
	Three-months	Six-months
Earnings per share
Basic – as reported	$ 0.41	$ 0.45
Basic – pro forma	$ 0.41	$ 0.44

Diluted – as reported	$ 0.41	$ 0.45
Diluted – pro forma	$ 0.41	$ 0.44

The table below reflects the stock options granted under the Long-Term Incentive Plan.

		Weighted Average
	Shares	Exercise Price
Stock Options:
Outstanding at December 31, 2005	98,000	$24.95
Granted	- 0 -	--
Exercised	7,500	25.15
Forfeited	- 0 -	--

Outstanding at June 30, 2006	90,500	$24.94
Exercisable at June 30, 2006	90,500	$24.94

Equity Incentive Plan

The Equity Incentive Plan, which was approved by shareholders in April 2005, is authorized to issue up to 1,000,000 shares of common stock.  In the first and second quarter of 2006, the Company granted Restricted Stock Awards (RSAs) of 9,142 and 325 shares, respectively, of common stock both to employees and to directors of the Company.  Employee awards vest ratably over 48 months, while outside director awards vest at the end of 12 months.  The shares were valued at $38.51 and $42.51 per share, respectively, based upon the fair market value of the Company’s common stock on the date of grant.  In addition, during the first and second quarter of 2006 Stock Appreciation Rights (SARs) equivalent to 37,500 and 2,500 shares, respectively, were granted to employees, which vest ratably over 48 months and expire at the end of 10 years.  The grant-date fair value for SARs was determined by using the Black Scholes model, which arrived at a fair value of $7.73 per share.  Upon exercise of a SAR, the appreciation is payable in common shares of the Company.

The assumptions utilized were:

2006
Expected dividend yield	2.99%
Expected volatility	21.9%
Risk-free interest rate	4.19%
Expected holding period in years	6.0

The Company did not apply a forfeiture rate in the expense computation relating to SARs and RSAs issued to employees as they vest monthly and, as a result, the expense is recorded for actual number vested during the period.  For outside directors the Company did not apply a forfeiture rate in the expense computation relating to RSAs, as the Company expects 100% to vest at the end of twelve months.

The table below reflects SARs granted under the Equity Incentive Plan.

		Weighted Average
	Shares	Exercise Price
Stock Appreciation Rights
Outstanding at December 31, 2005	- 0 -	$ --
Granted	40,000	38.74
Exercised	- 0 -	--
Forfeited	- 0 -	--

Outstanding at June 30, 2006	40,000	$38.74
Exercisable at June 30, 2006	3,950	$38.56

The Company has recorded compensation costs for the restricted stock and SARs granted during the three and six-months ended June 30, 2006.  The expense reported in Operating Expense, net of related tax effects, was $52 and $86, respectively.

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

Note 5.  Earnings Per Share Calculations

The computations of basic and diluted earnings per share are noted below.  Basic earnings per share are computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period.  Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.  Restricted stock awards are included in the weighted stock outstanding as the shares have all voting and dividend rights as issued and unrestricted common stock

Options to purchase 90,500 and 113,250 shares of common stock were outstanding at June 30, 2006 and 2005, respectively.  SARs covering 40,000 shares of common stock were outstanding as of June 30, 2006, and none were outstanding as of June 30, 2005.

All options and the majority of the SARs are dilutive and the dilutive effect is shown in the table below.

(In thousands, except per share data)
	Three-Months Ended June 30
	2006	2005
Net income	$5,710	$7,591
Less preferred dividends	38	38
Net income available to common stockholders	$5,672	$7,553

Weighted average common shares, basic	18,407	18,373
Dilutive common stock options and SARs (treasury method)	20	34
Shares used for dilutive computation	18,427	18,407

Net income per share - basic	$0.31	$0.41
Net income per share - diluted	$0.31	$0.41

(In thousands, except per share data)
	Six-Months Ended June 30
	2006	2005
Net income	$6,542	$8,271
Less preferred dividends	76	76
Net income available to common stockholders	$6,466	$8,195

Weighted average common shares, basic	18,404	18,372
Dilutive common stock options and SARs (treasury method)	23	32
Shares used for dilutive computation	18,427	18,404

Net income per share - basic	$0.35	$0.45
Net income per share - diluted	$0.35	$0.45

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

Cash payments by the Company related to pension plan and other postretirement benefits were $104 for the three-months ended June 30, 2006, and $1,887 for the six-months ended June 30, 2006.  The estimated cash contribution for 2006 is $7,400.

The following table lists components of the pension plans and other postretirement benefits. The data listed under “pension plan” includes the qualified pension plan and the non-qualified executive supplemental retirement plan.  The data listed under “other benefits” is for all other post retirement benefits.

(In thousands)	Three-Months Ended June 30,				Six-Months Ended June 30,
	Pension Benefit	Other Benefits			Pension Benefit		Other Benefits
	2006	2005	2006	2005	2006	2005	2006	2005

Service cost	$ 1,337	$ 1,194	$ 273	$ 443	$ 2,674	$2,388	$ 576	$ 886
Interest cost	1,523	1,499	258	448	3,027	2,998	572	896
Expected return on plan assets	(1,301)	(1,378)	(16)	(97)	(2,872)	(2,756)	(121)	(194)
Recognized net initial APBO(1)	N/A	N/A	69	69	N/A	N/A	138	138
Amortization of prior service cost	477	487	18	19	953	974	37	38
Recognized net actuarial loss	179	54	32	195	384	108	65	390
Net periodic benefit cost	$ 2,215	$ 1,856	$634	$ 1,077	$ 4,166	$3,712	$ 1,267	$ 2,154

____________

(1)

APBO – Accumulated postretirement benefit obligation

Note 7. Gains on Sale of Property

In 1995, the California Legislature enacted the Water Utility Infrastructure Improvement Act of 1995 (Infrastructure Act) to encourage water utilities to sell surplus properties and reinvest in needed water utility facilities.  In September 2003, the California Public Utilities Commission (CPUC) issued decision D.03-09-021 in Cal Water’s 2001 General Rate Case filing.  In this decision, the CPUC ordered Cal Water to file an application setting up an Infrastructure Act memorandum account with an up-to-date accounting of all real property that was at any time in rate base and that Cal Water had sold since the effective date of the Infrastructure Act.  Additionally, the decision directed the CPUC staff to file a detailed report on its review of Cal Water’s application.  On January 11, 2005, the Office of Ratepayer Advocates (ORA) issued a report expressing its opinion that Cal Water had not proven that surplus properties sold since 1996 were no longer used and useful.  ORA recommended that Cal Water be fined $160 and that gains from property sales be used to benefit ratepayers.

During the period under review, Cal Water’s cumulative gains from surplus property sales were approximately $19,200, which included an inter-company gain related to a transaction with Utility Services and a like-kind exchange with a third party.

On December 1, 2005, the CPUC issued its decision D.05-12-002 (Decision).  The Decision found that the Company appropriately reclassified all properties as non-utility property prior to being sold.  The criteria the Company followed to reclassify its properties was reasonable and consistent with the requirements of the CPUC.  Since the properties were properly reclassified, CPUC approval was not required prior to the sale and no penalty is warranted.  Furthermore, the Decision finds that the Company should be allowed to include in rate base $1,182 of customer center costs not yet included in the rate base and to earn a return on the additional rate base, an increased revenue requirement of approximately $171.

On May 25, 2006, the CPUC issued its decision D.06-05-041.  This decision provides the Commission’s policy regarding the distribution of proceeds from the sale of utility property.  For water utilities, the decision confirmed that the proceeds from properties that were sold and no longer used or useful would be treated in accordance with Section 790 of the Public Utilities Code.  Section 790 provides that if the proceeds are reinvested in water utility property, the water utility will be allowed to include the property in rate base and earn a reasonable return on the proceeds.  As a result of this decision and the above mentioned decision that found all of the Company’s surplus properties sales from 1996-2004 met the requirements of Section 790, no adjustment to the Company’s rate base or earnings was ordered.

Note 8.  Income Taxes

Included in the tax provision for 2006 is the recognition of the flow-through accounting for federal depreciation or assets acquired prior to 1982.  For assets acquired prior to 1982, the benefit of excess tax depreciation was previously passed through to the rate payers.  The tax benefit is now reversing and a higher tax expense is being recognized and included in customer rates.

Note 9.  Recent Accounting Standards

In November 2004, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards (SFAS) No. 151, “Inventory Costs – an Amendment to ARB no. 43, Chapter 4.”  The statement clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material.  The Company adopted this standard in the first quarter of 2006.  Adoption of SFAS No. 151 did not have an impact on the Company’s financial position, results of operations or cash flows.

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

On March 27, 2006, the FASB issued an exposure draft “Employers’ Accounting for Defined Benefit Pension and Other Post Retirement Plans – An Amendment of FASB Statements 87, 88, 106 and 132(R).”  The Company is currently reviewing the exposure draft to determine the potential impact, if issued and adopted, to the Company’s financial position, results of operation, and related cash flows.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.”  The interpretation defines the threshold for recognizing the benefit of tax return positions in the financial statements as “more-likely-than-not” to be sustained by taxing authority.  The Company is currently reviewing the interpretation to determine the potential impact, if any, when adopted to the Company’s financial position, results of operations and related cash flows.

Note 10.  Contingencies

In 1995, the State of California's Department of Toxic Substances Control (DTSC) named us as a potential responsible party for cleanup of a toxic contamination plume in the Chico groundwater. The toxic spill occurred when cleaning solvents, which were discharged into the city's sewer system by local dry cleaners, leaked into the underground water supply. The DTSC contends that our responsibility stems from our operation of wells in the surrounding vicinity that caused the contamination plume to spread. While we are cooperating with the clean up, we deny any responsibility for the contamination or the resulting cleanup.

In December 2002, we were named along with other defendants in two lawsuits filed by DTSC for the cleanup of the plume. The suits assert that the defendants are jointly and severally liable for the estimated cleanup of $8,700. The parties have undertaken settlement negotiations. If the parties finalize a written settlement agreement, it must then be approved by the court. In connection with these suits, our insurance carrier has filed a separate lawsuit against us for reimbursement of past defense costs which approximate $1,000. We believe that the insurance carrier clearly has a duty to defend and is not entitled to any defense cost reimbursement. Furthermore, we believe that insurance coverage exists for this claim. Consequently, we have filed a number of pre-trial motions to dismiss the lawsuit. However, if our claim is ultimately found to be excludable under insurance policies, we may have to pay damages. We can give no assurance that we will be able to recover amounts paid for damages through rates.

Item 2  MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Amounts in thousands except per share amounts)

FORWARD LOOKING STATEMENTS

This quarterly report, including all documents incorporated by reference, contains forward-looking statements within the meaning established by the Private Securities Litigation Reform Act of 1995 (Act).

Forward-looking statements in this quarterly report and in the documents we incorporate by reference are based on currently available information, expectations, estimates, assumptions and projections, and our management's beliefs, assumptions, judgments and expectations about us, the water utility industry and general economic conditions. These statements are not statements of historical fact. When used in our documents, statements that are not historical in nature, including words like "expects," "intends," "plans," "believes," "may," "estimates," "assumes," "anticipates," "projects," "predicts," "forecasts," "should," "seeks," or variations of these words or similar expressions are intended to identify forward-looking statements. The forward-looking statements are not guarantees of future performance. They are based on numerous assumptions that we believe are reasonable, but they are open to a wide range of uncertainties and business risks. Consequently, actual results may vary materially from what is contained in a forward-looking statement.

Factors which may cause actual results to be different than expected or anticipated include, but are not limited to:

•

governmental and regulatory commissions' decisions, including decisions on proper disposition of property;

•

changes in regulatory commissions' policies and procedures;

•

the timeliness of regulatory commissions' actions concerning rate relief;

•

new legislation;

•

changes in accounting valuations and estimates;

•

the ability to satisfy requirements related to the Sarbanes-Oxley Act and other regulations on internal controls;

•

electric power interruptions;

•

increases in suppliers' prices and the availability of supplies including water and power;

•

fluctuations in interest rates;

•

changes in environmental compliance and water quality requirements;

•

acquisitions and the ability to successfully integrate acquired companies;

•

the ability to successfully implement business plans;

•

changes in customer water use patterns;

•

the impact of weather on water sales and operating results;

•

changes in the capital markets and access to sufficient capital on satisfactory terms;

•

civil disturbances or terrorist threats or acts, or apprehension about the possible future occurrences of acts of this type;

•

the involvement of the United States in war or other hostilities;

•

our ability to attract and retain qualified employees;

•

labor relations matters as we negotiate with the unions;

•

restrictive covenants in or changes to the credit ratings on current or future debt that could increase financing costs or affect the ability to borrow, make payments on debt, or pay dividends; and

•

the risks set forth in "Risk Factors" included elsewhere in this quarterly report.

In light of these risks, uncertainties and assumptions, you are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this quarterly report or as of the date of any document incorporated by reference in this report, as applicable. When considering forward-looking statements, you should keep in mind the cautionary statements in this quarterly report and the documents incorporated by reference. We are not under any obligation, and we expressly disclaim any obligation, to update or alter any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Revenue Recognition

Our revenue consists of monthly cycle customer billings for regulated water and wastewater services at rates authorized by the governmental and regulatory commissions and billings to certain non-regulated customers.

Revenue from metered customers includes billings to customers based on monthly meter readings plus an estimate for water used between the customer’s last meter reading and the end of the accounting period.  At June 30, 2006, our unbilled revenue amount was $14,020 and at December 31, 2005, the amount was $11,445.  The unbilled revenue amount is generally higher during the summer months when water sales are higher.  The amount recorded as unbilled revenue varies depending on:

•

water usage in the preceding period;

•

the number of days between meter reads for each billing cycle; and

•

the number of days between each cycle’s meter reading and the end of the accounting cycle.

Flat rate customers are billed in advance at the beginning of the service period.  The revenue is prorated so that the portion of revenue applicable to the current accounting period is included in that period’s revenue.  The portion related to a subsequent accounting period is recorded as unearned revenue on the balance sheet and recognized as revenue when earned in the subsequent accounting period.  Our unearned revenue liability was $2,196 at June 30, 2006, and $2,173 as of December 31, 2005.  This liability is included in “accrued expenses and other liabilities” on our balance sheet.

Expense-Balancing and Memorandum Accounts

We use expense-balancing accounts and memorandum accounts to track suppliers’ rate changes for purchased water, purchased power, and pump taxes that are not included in customer water rates.  The cost changes are referred to as “offsetable expenses,” because under certain circumstances, they are refundable from customers (or refunded to customers) in future rates designed to offset cost changes from suppliers.  We do not record the balancing and memorandum accounts until the commission has authorized a change in customer rates and the customer has been billed.  The cumulative net amount in the expense balancing accounts and memorandum accounts as of June 30, 2006, was approximately $581.  This amount includes certain amounts that have been filed for recovery but have not yet been authorized, and amounts that have not yet been filed for recovery.  See "Regulatory Matters" below for a description of cumulative net balances of expense balancing and memorandum accounts that have been authorized for recovery.

Regulated Utility Accounting

Because we operate extensively in a regulated business, we are subject to the provisions of SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation.”  Regulators establish rates that are expected to permit the recovery of the cost of service and a return on investment.  If a portion of our operations were no longer subject to the provisions of SFAS No. 71, we would be required to write off related regulatory assets and liabilities that are not specifically recoverable and determine if other assets might be impaired.  If a regulatory commission determined that a portion of our assets were not recoverable in customer rates, we would be required to determine if we had suffered an asset impairment that would require a write-down in the assets’ valuation.  There have been no such asset impairments as of June 30, 2006 and December 31, 2005.

Income Taxes

We account for income taxes using the asset and liability method.  Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  We measure  deferred tax assets and liabilities at enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  We recognize the effect on the deferred tax assets and liabilities of a change in tax rate is recognized in the period that includes the enactment date.  Our Company must also assess the likelihood that deferred tax assets will be recovered in future taxable income and, to the extent recovery is unlikely, a valuation allowance would be recorded.  If a valuation allowance were required, it could significantly increase income tax expense.  In our management’s view, a valuation allowance is not required at June 30, 2006.

We anticipate that future rate action by the regulatory commissions will reflect revenue requirements for the tax effects of temporary differences recognized, which have previously been passed through to customers.  The regulatory commissions have granted us rate increases to reflect the normalization of the tax benefits of the federal accelerated methods and available Investment Tax Credits (ITCs) for all assets placed in service after 1980.  ITCs are deferred and amortized over the lives of the related properties for book purposes.

Pension Benefits

We incur costs associated with our pension and postretirement health care benefits plans.  To measure the expense of these benefits, our management must estimate compensation increases, mortality rates, future health cost increases and discount rates used to value related liabilities and to determine appropriate funding.  Different estimates used by our management could result in significant variances in the cost recognized for pension benefit plans.  The estimates used are based on historical experience, current facts, future expectations, and recommendations from independent advisors and actuaries.  We use an investment advisor to provide advice in managing the plan’s investments. We anticipate any increase in funding for the pension and postretirement health care benefits plans will be recovered in future rate filings, thereby mitigating the financial impact.

On March 27, 2006, the FASB issued an exposure draft “Employers’ Accounting for Defined Benefit Pension and Other Post Retirement Plans – An Amendment of FASB Statements 87, 88, 106 and 132(R).”  We are currently reviewing the exposure draft to determine the potential impact, if issued and adopted, to our financial position, results of operation, and related cash flows.

RESULTS OF SECOND QUARTER 2006 OPERATIONS COMPARED TO SECOND QUARTER 2005 OPERATIONS

(Dollar amounts in thousands, except per share amounts)

Summary

In the second quarter of 2006, net income was $5,710 equivalent to $0.31 per common share on a diluted basis, compared to net income of $7,591 or $0.41 common per share on a diluted basis in the second quarter of 2005.

Operating Revenue

Operating revenue decreased $355, or less than 1%, from $81,457 in the second quarter of 2005 to $81,102 in 2006.  As disclosed in the following table, the decrease was due to less usage by existing customers.  Weather impact was unfavorable as rainfall continued into May 2006 compounded by below average temperatures through the first half of June 2006.

The factors that impacted the operating revenue for the second quarter of 2006 compared to 2005 are presented in the following table:

Rate increases	$ 2,615
Usage by new customers	816
Usage by existing customers	(3,786)
Net change in operating revenue	$ (355)

The components of the rate changes are listed in the following table:

2004 General Rate Case (GRC)	$ 2,129
Purchase Power Offset	(12)
Purchase Water Offset	612
Balancing Accounts	(684)
Step Increase 2003	71
Step Increase 2004	529
Hawthorne	(70)
New Mexico Water System	40
Total Increase in Rates	$ 2,615

Total Operating Expenses

Total operating expenses were $71,954 for the three months ended June 30, 2006, versus $70,204 for the same period in 2005, a 2% increase.

Water production expense consists of purchased water, purchased power, and pump taxes.  Water production expense represents the largest component of total operating expenses, accounting for approximately 42% of total operating expenses.  Water production expenses increased $815 in the three-months ended June 30, 2006, or 3%, compared to the same period last year.

Sources of water as a percent of total water production are listed in the following table:

	Three-Months Ended June 30
	2006	2005
Well production	50%	46%
Purchased	45%	50%
Surface	5%	4%
Total	100%	100%

Our wholly-owned operating subsidiaries, Washington Water, New Mexico Water and Hawaii Water, obtain all of their water supply from wells.  The components of water production costs are shown in the table below:

Three-Months Ended June 30
	2006	2005	Change
Purchased water	$22,365	$22,385	$(20)
Purchased power	5,658	5,184	474
Pump taxes	2,187	1,826	361
Total	$30,210	$29,395	$815

Purchased water costs increased primarily due to higher wholesale water prices, but was offset by lower usages.  The increase in purchase power and pump taxes is primarily due to increased well production.

Other operations expenses increased $1,773, or 8%, due to costs associated with employee health and welfare plans, other insurance programs, and legal fees.

Maintenance expenses decreased by $327, or 9% to $3,432 in the second quarter of 2006 compared to $3,759 in the second quarter of 2005.  This decrease was due to less repairs of mains, services, meters, and pumping equipment.  Depreciation and amortization expense increased by $634 in the second quarter of 2006, or 9%, because of 2005 capital additions.

Federal and state income taxes decreased $1,098, or 21%, from $5,148 in the second quarter of 2005 to $4,050 in the second quarter of 2006, due to decreased pretax income compared to the same quarter as last year.  Our effective tax rate was 42% in the current quarter and 40% for the prior year’s quarter. The increase in the effective tax rate is primarily due to the effect of flow-through accounting of federal tax depreciation.  See Note 8 in the Notes to Unaudited Condensed Consolidated Financial Statements.

Other Income and Expense

Other income was $907 for the quarter ended June 30, 2006, compared to $766 in the same period last year, which is an increase of $141, or 18%.  Gains from non-utility property sales for the quarter were $323 compared to $61 in the same quarter last year, representing an increase of $262, offset by lower non-regulated income.

Interest Expense

Net interest expense decreased $83, or 2% to $4,345 in the second quarter of 2006.  This decrease of interest expense was primarily due to increased capitalized interest associated with increased capital expenditures during the second quarter.  See “Liquidity - Utility Plant Expenditure”.

RESULTS OF OPERATIONS FOR THE SIX-MONTHS ENDED JUNE 2006 COMPARED TO THE SIX-MONTHS ENDED JUNE 2005

Summary

Net income for the six-month period ended June 30, 2006, was $6,542, or $0.35 per common share on a diluted basis, compared to net income of $8,271 or $0.45 per share on a diluted basis, for the six-months ended June 30, 2005.

Operating Revenue

Operating revenue increased $4,558, or 3%, to $146,318 in the six-month period ended June 30, 2006.  As disclosed in the following table, the increase was due to increases in rates, partially offset by decreases in usage.  Weather impact was unfavorable as rainfall continued into May 2006 compounded by below average temperatures through the first half of June 2006.

The factors that affected the operating revenue for the six-months period ending June 30, 2006 compared to 2005 are presented in the following table:

Rate increases (net)	$ 4,491
Usage by existing customers	(1,478)
Usage by new customers	1,545
Net changes in operating revenue	$ 4,558

The components of the net rate increases are listed in the following table:

2004 General Rate Case (GRC)	$ 3,576
Purchased water offset	1,154
Purchased power offset	(20)
Step rates	989
Recovery of balancing accounts	(1,204)
City of Hawthorne	(87)
Hawaii Water Service Co	(8)
New Mexico Water Service Co	91
Total increase in rates	$ 4,491

Total Operating Expenses

Total operating expenses were $132,394 for the six-months ended June 30, 2006, versus $126,042 for the same period in 2005, a 5% increase.

Water production expense consists of purchased water, purchased power and pump taxes.  Water production expense  represents the largest component of total operating expenses, accounting for approximately 39% of total operating expenses.  Water production expenses increased $2,424 in the six-months ended June 30, 2006, or 5% compared to the same period last year.

Sources of water production as a percent of total water production are listed on the following table:

	Six-Months Ended June 30
	2006	2005
Well production	48%	46%
Purchased	47%	50%
Surface	5%	4%
Total	100%	100%

Our wholly-owned operating subsidiaries, Washington Water, New Mexico Water and Hawaii Water, obtain all of their water supply from wells.  The components of water production costs are shown in the table below:

Six-Months Ended June 30
	2006	2005	Change
Purchased water	$39,645	$38,129	$1,516
Purchased power	8,540	8,120	420
Pump taxes	3,454	2,966	488
Total	$51,639	$49,215	$2,424

Purchased water cost increased due to higher prices from wholesaler and lower purchased water credits offset by lower usage by existing customers.  Included in purchased water are credits received from certain wholesale suppliers and the sale of unused water rights.  The amounts of the credits were $644 and $768 for the six-months ended June 30, 2006 and June 30, 2005, respectively.  The increase in purchased power and pump taxes is primarily due to increased well production.

Other operations expenses were $47,258, increasing $3,511, or 8%, for the six-months ended June 30, 2006.  Payroll and benefits charged to operations expense increased $2,381, or 7%, for the six-months ended June 30, 2006.  Wages for union employees increased 3.5%, effective January 1, 2006.  Overall payroll costs (expensed and capitalized) increased 6% for the six-months ended June 30, 2006, due to increases in the number of employees and higher wage rates.  Employee and retiree medical costs increased $1,375, or 29%, for the six-months ended June 30, 2006.  Outside services, including legal, auditor and consultant’s fees, increased $202, or 13%, for the six-months ended June 30, 2006.  Workers’ compensation expenses decreased $582, or 123%, for the six-months ended June 30, 2006.  At June 30, 2006, there were 849 employees and at June 30, 2005, there were 831 employees.

Maintenance expense was down for the six-months ended June 30, 2006, decreasing $88, or 1%.  Depreciation and amortization expense increased $1,347, or 10%, because of increased capital expenditures in 2005.

Federal and state income taxes decreased $1,006, or 18%, for the six-months ended June 30, 2006, due to the change in taxable income.  The effective tax rate was 41% in 2006 and 40% in 2005.  The increase in the effective tax rate is primarily due to the effect of flow-through accounting of federal tax depreciation.  See Note 8 in the Notes to Unaudited Condensed Consolidated Financial Statements.

Other Income and Expense

Other income was $1,435 for the six-months ended June 30, 2006, compared to $1,402 for the first six-months of 2005, an increase of $33 that is due to property sales of non-utility property of $348.  The increase is partially offset by lower non-regulated income in 2006.

Interest Expense

Net interest expense remained the same during the period ended June 30, 2006 compared to the six-month period ended June 30, 2005.  Interest expense increased $368 due to increased short-term borrowings offset by an increase in capitalized interest of $400.

REGULATORY MATTERS

Rates and Regulations

The state regulatory commissions have plenary powers setting rates and operating standards.  As such, state commission decisions significantly impact our revenues, earnings, and cash flow.  The amounts discussed are generally annual amounts, unless specifically stated, and the financial impact to recorded revenue is expected to occur over a 12-month period from the effective date of the decision.  In California, water utilities are required to make several different types of filings to the California Public Utilities Commission (CPUC).  Most filings result in rate changes that remain in place until the next General Rate Case (GRC).  As explained below, surcharges and surcredits to recover balancing and memorandum accounts, as well as the catch-up, are temporary rate changes, which have specific time frames for recovery.

GRCs, step rate increase filings, and offset filings change rates to amounts that will remain in effect until the next GRC.  The CPUC follows a rate case plan, which requires Cal Water, our largest operating subsidiary, to file a GRC for each of its 24 regulated operating districts every three years.  In a GRC proceeding, the CPUC not only considers our rate setting requests, but may consider other issues that affect our rates and operations.  Effective in 2004, Cal Water’s GRC schedule was shifted from a calendar year to a fiscal year with test years commencing July 1.  The CPUC is generally required to issue its GRC decision prior to the first day of the test year or authorize interim rates.  Cal Water anticipates proposed decisions on the eight GRCs filed in August of 2005 to be issued in the third quarter 2006.

Between GRC filings, utilities may file step rate increases, which allow the utility to recover cost increases, primarily from inflation and incremental investment, during the second and third years of the rate case cycle.  However, step rate increases are subject to a weather-normalized earnings test.  Under the earnings test, the CPUC may reduce the step rate increase to prevent the utility from earning in excess of the authorized rate of return for that district.  Step rate increases, typically approved in January, should now be approved in July under the new rate case schedule.

In addition, utilities are entitled to file offset filings.  Offset filings may be filed to adjust revenues for construction projects authorized in GRCs when the plant is placed in service or for rate changes charged to us for purchased water, purchased power, and pump taxes (referred to as “offsettable expenses”).  Such rate changes approved in offset filings remain in effect until a GRC is approved.

Surcharges and surcredits, which are usually effective for a twelve-month period, are authorized by the CPUC to recover the memorandum and balancing accounts under- and over- collections usually due to changes in offsettable expenses. However, significant under-collection may be authorized over multiple years. Typically, an expense difference occurs during the time period from when an offsettable expense rate changes and we are allowed to adjust our water rates. Expense changes for this regulatory lag period, which is typically about two months, are booked into memorandum and balancing accounts for later recovery. However, in 2001, the CPUC changed its procedures and did not permit water companies to immediately adjust water rates for offsettable expense rate changes.  As a result, the amount accrued in memorandum and balancing accounts, due primarily to the major increases in electric power costs in 2001, grew to $9,200 at the end of 2004.  Beginning in November 2002, the CPUC allowed water companies to file for recovery of memorandum and balancing account under-collections subject to a non-weather-adjusted earnings tests.  However, we did not receive authorization to collect a significant portion of the under-collection from its ratepayers until the fourth quarter of 2004.

On April 13, 2006 the CPUC voted to eliminate the earnings test established in 2002; however these accounts are still subject to reasonableness review.  Future recovery of balancing account balances will be addressed in general rate cases or by advice letter filings if the account balance is greater than 2% of revenues.

We do not record an asset or liability for the recovery (refund) of expense balancing or memorandum accounts in our financial statements as revenue (reduction of revenue) until the CPUC and other regulators have authorized recovery and the customer is billed.  Therefore, a timing difference may occur between the time when costs are recorded as an expense and when the associated revenues are received (or refunds are made) and booked.

Pending Filings as of June 30, 2006

Our 2005 GRC filings covering eight districts is pending.  We anticipate proposed decisions regarding our 2005 GRCs will be issued in the third quarter of 2006.  The approximate amounts requested in the 2005 GRCs are $10,600 in 2006/2007, $5,500 in 2007/2008, and $5,500 in 2008/2009.  The amounts granted may vary due to a variety of factors.  Over the past few years, the amount approved by the CPUC has been substantially less than the requested amount.  The GRCs also requested the CPUC to consider several modifications to CPUC rate-setting procedures.  The GRCs request a water revenue adjustment mechanism that would allow us to recover (refund) water revenues when actual water sales are below (above) adopted water sales in the GRCs.  This proposal would decouple our revenues from conservation efforts and inaccurate weather forecasts, putting in place a mechanism similar to that employed by California’s investor-owned electric utilities.  In the GRCs we also requested a full-cost balancing account that would allow us to recover changes in source of supply mix as well as price changes under current procedures.  We requested a rate base equalization account to minimize the impact on rates of large capital projects in small water systems.  Finally, we requested that the commission adjust our authorized rate of return if modifications are not adopted to change certain rate-setting procedures.  We are unable to predict the timing and final outcome of the filings at this time.

2006 Regulatory Activity

In accordance with the rate case plan, we filed a GRC for eight districts in July 2006.  We requested revenue increases of $19,100 in July 2007, $3,800  in 2008, and $3,800 in 2009.   In January 2006, we requested step rate increases for thirteen districts and we were authorized an increase of approximately $1,900.  In May 2006, we requested step rate increases (now called escalation increases) for eight districts and we were authorized an increase of $4,700 in July 2006.  In addition, in February 2006, we received authorization to recover (refund) various balancing and memorandum accounts. These authorizations are disclosed in Managements Discussion and Analysis in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 13, 2006.  We also received “offset” rate increases of $2,400 in July 2006 in three districts.  These increases are intended to pass through to customer’s increases in wholesale purchased water costs that occurred in 2006.  Expense changes for the regulatory lag period as described above are booked into balancing accounts for future recovery.

In the third quarter of 2006, we intend to file an advice letter to allow us to track in a memorandum account additional funding associated with our retiree healthcare plan.  Currently, Cal Water funds and recognizes expenses associated with the plan on a pay-as-you-go basis.  The excess expense between pay-as-you-go and accrual during our employees’ expected service period has been recognized as a regulatory asset.  As of December 31, 2005, the regulatory asset was $9,791.  We intend to increase our funding so the plan is funded during our employee’s service period.  We have established two Voluntary Employee Beneficiary Associations (VEBAs) to allow for increased funding and a current period income tax deduction.  We believe that the CPUC will recognize in rates the recovery of the regulatory asset and the additional funding of the plan but no assurance can be given that they will do so.  If the CPUC does not permit us to recover the full amount of our regulatory asset, the regulatory asset, to the extent not allowed in recovery, will be written off.  If the CPUC does not approve the memorandum account, we will not be able to recover the higher expenses until such expenses are recognized in our GRC applications.

Washington Water submitted a rate filing in the second quarter of 2006.  We are unable to predict the timing and final outcome of the filings at this time.

On May 25, 2006, the CPUC issued its decision D.06-05-041.  This decision provides the commission’s policy regarding the distribution of proceeds from the sale of utility property.  For water utilities, the decision confirmed that the proceeds from properties that were sold and no longer used or useful would be treated in accordance with Section 790 of the Public Utilities Code.  Section 790 provides that if the proceeds are reinvested in water utility property, the water utility will be allowed to include the property in rate base and earn a reasonable return on the proceeds.  Because our surplus properties sales from 1996 – 2004 met the requirements of Section 790, no adjustment to our rate base or earnings were ordered.

Elimination of the Earnings Test on Balancing Accounts

On April 13, 2006, the CPUC issued a decision to eliminate the non-weather-adjusted earnings test that applies to memorandum and balancing account recovery for water utilities.  The elimination of the earnings test should significantly improve our ability to earn our authorized rate of return.  Over the past three years, we have been unable to recover $3,500 in offsettable expenses.  The decision does not address the weather-adjusted earnings test that is required for step rate increases.

LIQUIDITY

Short-term and Long-term Debt

We had short-term bank borrowings of $26,000 at June 30, 2006 and no short-term borrowings at December 31, 2005 on Cal Water’s credit facility.  We have a $10,000 credit facility, which includes Washington Water, New Mexico Water, Hawaii Water, and CWS Utility Services.  Cal Water has a $45,000 credit facility. Both agreements have a requirement for balances to be below certain thresholds for 30 consecutive days each calendar year.  At June 30, 2006, we were in compliance with the covenants of both facilities.

In September 2004, Cal Water received authorization from the CPUC on our financing filing related to $250,000 of additional debt or equity available for issuance through the year 2009.  No amounts have been utilized to date.  This amount will be utilized on an as-needed basis.

Debt Credit Ratings

Cal Water’s debt is rated A2 by Moody’s Investors Service (Moody’s) and A+ by Standard & Poor’s (S&P).  The rating from Moody’s was downgraded in February 2004 from A1 to A2.  The ratings from both Moody’s and S&P were unchanged during the quarter and the last rating change from Moody’s was in the first quarter of 2004, while the last change from S&P was January 18, 2005.

Shelf Registration

We have approximately $35,600 in securities available for issuance under a shelf registration filed with the Securities Exchange Commission (SEC) in 2003, which are available for future issuance.  In addition, we plan to file a new shelf registration statement with the SEC to register an additional $150,000 of securities.

Dividends, Book Value and Shareholders

The second quarter common stock dividend of $0.2875 per share was paid on May 19, 2006, compared to a quarterly dividend in the second quarter of 2005 of $0.2850 per share.  This was our 246th consecutive quarterly dividend.  Annualized, the 2006 dividend rate is $1.15 per common share, compared to $1.14 per common share in 2005.  Based on the previous 12-month earnings per share at June 30, 2006, the dividend payout ratio is 82%.  For the full year 2005, the payout ratio was 78% of net income.  On a long-term basis, our goal is to achieve a dividend payout ratio of 60% of net income accomplished through future earnings growth.

At its July 26, 2006 meeting, our Board declared the third quarter dividend of $0.2875 per share payable on August 18, 2006, to stockholders of record on August 7, 2006.  When paid, this will be our 247th consecutive quarterly dividend.

2006 Financing Plan

We are currently reviewing our financing needs for 2006 and 2007.  We may consider issuing equity or long-term debt to meet our financing needs.  We intend to fund our capital needs in future periods through a relatively balanced approach between long-term debt and equity.

Book Value and Stockholders of Record

Book value per common share was $15.77 at June 30, 2006 compared to $15.98 at December 31, 2005.

There are approximately 3,024 stockholders of record for our common stock at June 30, 2006.

Utility Plant Expenditures

During the six-months ended June 30, 2006, capital expenditures totaled $55,391; $41,577 was from company-funded projects and $13,814 was from third-party-funded projects.  The planned 2006 company-funded capital expenditure budget is approximately $85,000.  The actual amount may vary from the budget number due to timing of actual payments related to current year projects and prior year projects.  We do not control third-party-funded capital expenditures and therefore are unable to estimate the amount of such projects for 2006.

At June 30, 2006, construction work in progress was $67,731 compared to $35,372 at December 31, 2005.  Work in progress includes projects that are under construction but not yet complete and in service.

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

To safeguard our water supply and facilities, we have heightened security at our facilities and have taken added safety precautions for our employees and the water we deliver to our customers.  While we do not make public comments on our security programs, we have been in contact with federal, state, and local law enforcement agencies to coordinate and improve water delivery systems security.  We are in compliance with new Environmental Protection Agency requirements concerning security of water facilities.  In 2002, federal legislation was enacted which resulted in new regulations concerning security of water facilities, including submitting vulnerability assessment studies to the federal government.  The timing of submission of these studies was based on size of operations.  In 2004, we completed the vulnerability assessment studies.

CONTRACTUAL OBLIGATIONS

During the six-months ended June 30, 2006, there were no material changes in contractual obligations outside our normal course of business.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We do not hold, trade in or issue derivative financial instruments and therefore we are not presently exposed to risks these instruments present.  Our market risk to interest rate exposure is limited because the cost of long-term financing and short-term bank borrowings, including interest costs, is covered in consumer water rates as approved by the commissions.  We do not have foreign operations; therefore, we do not have a foreign currency exchange risk.  Our business is sensitive to commodity prices and is most affected by changes in purchased water and purchased power costs.

Historically, the California Public Utilities Commission’s balancing account or offsetable expense procedures allowed for increases in purchased water and purchased power costs to be passed on to our consumers.  Traditionally, a significant percentage of our net income and cash flows comes from California regulated operations; therefore the California Public Utilities Commission’s  actions have a significant impact on our business.  See Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies --Expense Balancing and Memorandum Accounts” and “Regulatory Matters” above.

Item 4.   CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision of and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report, pursuant to Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended.  Based on their review of our disclosure controls and procedures, the principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are functioning effectively to provide reasonable assurance that the information required to be disclosed in periodic SEC filings is reported within the time periods specified by SEC rules and regulations.

(b) Changes to Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II     OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

In September 2003, the California Public Utilities Commission ordered us to file an application accounting for all real property that we had sold because we no longer used it as a regulatory asset. On December 1, 2005, the California Public Utilities Commission determined that we had appropriately reclassified all properties as non-utility property prior to being sold and concluded that all gains for the property sales qualified for reinvestment, however the decision deferred the ratemaking issue regarding treatment of sale proceeds.  During the quarter ended June 30, 2006, the California Public Utilities Commission issued its gain-on-sale Decision (D.) 06-05-041. The Decision recognizes and adopts procedures consistent with Public Utilities Code Section 790 for sale of properties no longer necessary and useful.  The Decision affirms the procedures followed by us and brings to a close all outstanding issues carried forward from the California Public Utilities Commission’s review of our property sales. For a complete description, see our annual report on Form 10-K for the year ended December 31, 2005.

In 1995, the State of California's Department of Toxic Substances Control (DTSC) named us as a potential responsible party for cleanup of a toxic contamination plume in the Chico groundwater. While we are cooperating with the clean up, we deny any responsibility for the contamination or the resulting cleanup. In December 2002, we were named along with other defendants in two lawsuits filed by DTSC for the cleanup of the plume (California Department of Toxic Substances Control v. City of Chico, California, et al., Case No. CIV-S-02-0442). The suits assert that the defendants are jointly and severally liable for the estimated cleanup of $8.7 million. For a complete description, see our annual report on Form 10-K for the year ended December 31, 2005.

In connection with these lawsuits, on May 3, 2006, our insurance carrier filed a lawsuit (Employers Insurance of Wausau v. California Water Service Company) in the Northern District of California, San Jose Division. The insurance carrier seeks recovery of past reimbursed legal fees of approximately $1.0 million and requests a declaratory determination of policy coverage. We believe that our insurance claim falls within our policy’s coverage and accordingly no liability has been recorded.

Periodically, we are involved in other proceedings or litigation arising in the ordinary course of business. Management does not believe that the ultimate resolution of these matters will materially affect our financial position, results of operations, or cash flows.

Item 1A.   RISK FACTORS

The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties that management is not aware of or focused on or that management currently deems immaterial may also impair our business operations. If any of the following risks actually occur, our financial condition and results of operations could be materially and adversely affected.

Risks Related to Our Regulatory Environment

Our business is heavily regulated by state and federal regulatory agencies and our financial viability depends upon our ability to recover costs from our customers through rates that must be approved by state public utility commissions.

California Water Service Company, New Mexico Water Service Company, Washington Water Service Company and Hawaii Water Service Company, Inc., are regulated public utilities which provide water service to our customers. The rates that we charge our water customers are subject to the jurisdiction of the regulatory commissions in the states in which we operate. These commissions set water rates for each operating district independently because the systems are not interconnected. The commissions authorize us to charge rates which they consider to be sufficient to recover normal operating expenses, to provide funds for adding new or replacing water infrastructure, and to allow us to earn what the commissions consider to be a fair and reasonable return on invested capital.

Our revenues and consequently our ability to meet our financial objectives are dependent upon the rates we are authorized to charge our customers by the commissions and our ability to recover our costs in these rates. Our management uses forecasts, models and estimates in order to set rates that will provide a fair and reasonable return on our invested capital. While our rates must be approved by the commissions, no assurance can be given that our forecasts, models and estimates will be correct or that the commissions will agree with our forecasts, models and estimates. If our rates are set too low, our revenues may be insufficient to cover our operating expenses, capital expenditure requirements and desired dividend levels.

We periodically file rate increase applications with the commissions. The ensuing administrative and hearing process may be lengthy and costly. The decisions of the commissions are beyond our control and we can provide no assurances that our rate increase requests will be granted by the commissions. Even if approved, there is no guarantee that approval will be given in a timely manner or at a sufficient level to cover our expenses and provide a reasonable return on our investment. If the rate increase decisions are delayed, our earnings may be adversely affected.

Our evaluation of the probability of recovery of regulatory assets is subject to adjustment by regulatory agencies and any such adjustment could adversely affect our results of operations.

Regulatory decisions may also impact prospective revenues and earnings, affect the timing of the recognition of revenues and expenses and may overturn past decisions used in determining our revenues and expenses. Our management continually evaluates the anticipated recovery of regulatory assets, liabilities, and revenues subject to refund and provides for allowances and/or reserves as deemed necessary. Under Financial Accounting Standard SFAS No. 71 (Accounting for the Effects of Certain Types of Regulation), we can defer certain costs if we believe we will be allowed to recover those costs by future rate increases. If a commission determined that a portion of our assets were not recoverable in customer rates, we may suffer an asset impairment which would require a write down in such asset's valuation.

If our assessment as to the probability of recovery through the ratemaking process is incorrect, the associated regulatory asset or liability would be adjusted to reflect the change in our assessment or any regulatory disallowances. A change in our evaluation of the probability of recovery of regulatory assets or a regulatory disallowance of all or a portion of our cost could have a material adverse effect on our financial results.

Regulatory agencies may disagree with our valuation and characterization of certain of our assets.

If we determine that assets are no longer used or useful for utility operations, we may remove them from our rate base and subsequently sell those assets. If the commission disagrees with our characterization, we could be subjected to penalties. Furthermore, there is a risk that the commission could determine that appreciation in property value should be awarded to the ratepayers rather than our stockholders.

Changes in laws, rules and policies of regulatory agencies can significantly affect our business.

Regulatory agencies may change their rules and policies for various reasons, including as a result of changes in the local political environment. In some states, regulators are elected by popular vote or are appointed by elected officials, and the results of elections may change the rules and policies of an agency. As a result of the political process, long-established rules and policies of an agency can change dramatically. For example, in 2001 regulation regarding recovery of increases in electrical rates changed in California. For over 20 years prior to 2001, the California Public Utilities Commission allowed recovery of electric rate increases under its operating rules. However, in 2003, the California Public Utilities Commission reinstated its policy to allow utilities to adjust their rates for rate changes by the power companies. The original decision by the commission to change its policy, as well as its subsequent decision to reinstate that policy, affected our business.

We rely on policies and regulations promulgated by the various state commissions in order to recover capital expenditures, maintain favorable treatment on gains from the sale of real property, offset certain production and operating costs, recover the cost of debt, maintain an optimal equity structure without over-leveraging, and have financial and operational flexibility to engage in non-regulated operations. If any of the commissions with jurisdiction over us implement policies and regulations that do not allow us to accomplish some or all of the items listed above, our future operating results may be adversely affected.

In addition, legislatures may repeal, relax or tighten existing laws, or enact new laws that impact the regulatory agencies with jurisdiction over our business or affect our business directly. If changes in existing laws or the implementation of new laws limit our ability accomplish some or all of our business objectives, our future operating results may be adversely affected.

We expect environmental regulation to increase, resulting in higher operating costs in the future.

Our water and wastewater services are governed by various federal and state environmental protection and health and safety laws and regulations. These provisions establish criteria for drinking water and for discharges of water, wastewater and airborne substances. The Environmental Protection Agency promulgates numerous nationally applicable standards, including maximum contaminant levels (MCLs) for drinking water. We believe we are currently in compliance with all of the MCLs promulgated to date but we can give you no assurance that we will continue to comply with all water quality requirements. If we violate any federal or state regulations or laws governing health and safety, we could be subject to substantial fines or otherwise sanctioned.

Environmental laws are complex and change frequently. They have tended to become more stringent over time. As new or stricter standards are introduced, they could increase our operating costs. For example, we have assigned a high priority to completing work necessary to comply with new Environmental Protection Agency requirements concerning security of water facilities, which actions have increased our costs. Although we would likely seek permission to recover these costs through rate increases, we can give no assurance that the commissions would approve rate increases to enable us to recover these additional compliance costs.

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

We are party to a toxic contamination lawsuit which could result in our paying damages not covered by insurance.

In 1995, the State of California's Department of Toxic Substances Control (DTSC) named us as a potential responsible party for cleanup of a toxic contamination plume in the Chico groundwater. The toxic spill occurred when cleaning solvents, which were discharged into the city's sewer system by local dry cleaners, leaked into the underground water supply. The DTSC contends that our responsibility stems from our operation of wells in the surrounding vicinity that caused the contamination plume to spread. While we are cooperating with the clean up, we deny any responsibility for the contamination or the resulting cleanup.

In December 2002, we were named along with other defendants in two lawsuits filed by DTSC for the cleanup of the plume. The suits assert that the defendants are jointly and severally liable for the estimated cleanup of $8.7 million. The parties have undertaken settlement negotiations. If the parties finalize a written settlement agreement, it must then be approved by the court. In connection with these suits, our insurance carrier has filed a separate lawsuit against us for reimbursement of past defense costs which approximate $1 million. We believe that the insurance carrier clearly has a duty to defend and is not entitled to any defense cost reimbursement. Furthermore, we believe that insurance coverage exists for this claim. Consequently, we have filed a number of pre-trial motions to dismiss the lawsuit. However, if our claim is ultimately found to be excludable under insurance policies, we may have to pay damages. We can give no assurance that we will be able to recover amounts paid for damages through rate increases.

The number of environmental and product-related lawsuits against other water utilities have increased in frequency in recent years. If we are subject to additional environmental or product-related lawsuit, we might incur significant legal costs and it is uncertain whether we would be able to recover the legal costs from ratepayers or other third parties. In addition, if current California law regarding California Public Utilities Commission's preemptive jurisdiction over regulated public utilities for claims about compliance with California Department of Health Services and United States Environmental Protection Agency water quality standards changes, our legal exposure may be significantly increased.

Risks Related to Our Business Operations

Demand for our water is subject to various factors and is affected by seasonal fluctuations.

Demand for our water during the warmer, dry months is generally greater than during cooler or rainy months due primarily to additional requirements for water in connection with irrigation systems, swimming pools, cooling systems and other outside water use. Throughout the year, and particularly during typically warmer months, demand will vary with temperature and rainfall levels. If temperatures during the typically warmer months are cooler than normal, or if there is more rainfall than normal, the demand for our water may decrease and adversely affect our revenues.

In addition, governmental restrictions on water usage during drought conditions may result in a decreased demand for our water, even if our water reserves are sufficient to serve our customers during these drought conditions. However, during the drought of the late 1980’s and early 1990’s the California Public Utilities Commission beginning in 1992 allowed us to surcharge our customers to collect lost revenues caused by customers’ conservation during the drought.  Regardless of whether we may surcharge our customers during a conservation period, they may use less water even after a drought has passed because of conservation patterns developed during the drought. Furthermore, our customers may wish to use recycled water as a substitute for potable water. If rights are granted to others to serve our customers recycled water, there will likely be a decrease in demand for our water. Any decreases in demand for our water will likely adversely affect our revenues and earnings.

Because the demand for water varies by season, our revenues may vary greatly from quarter to quarter, even though our fixed costs and expenses will not. Therefore, the results of operations for one period may not indicate results to be expected in another period.

The adequacy of our water supplies depends upon a variety of factors beyond our control. Interruption in the water supply may adversely affect our earnings.

We depend on an adequate water supply to meet the present and future needs of our customers. Whether we have an adequate supply varies depending upon a variety of factors, many of which are partially or completely beyond our control, including:

•

the amount of rainfall;

•

the amount of water stored in reservoirs;

•

underground water supply from which well water is pumped;

•

changes in the amount of water used by our customers;

•

water quality;

•

legal limitations on water use such as rationing restrictions during a drought; and

•

population growth.

We purchase our water supply from various governmental agencies and others. Water supply availability may be affected by weather conditions, funding and other political and environmental considerations. In addition, our ability to use surface water is subject to regulations regarding water quality and volume limitations. If new regulations are imposed or existing regulations are changed or given new interpretations, the availability of surface water may be materially reduced. A reduction in surface water could result in the need to procure more costly water from other sources, thereby increasing our water production costs and adversely affecting our operating results.

We have entered into long-term agreements, which commit us to payments whether or not we purchase any water. Therefore, if demand is insufficient to use our required purchases we would have to pay for water we did not receive.

From time to time, we enter into water supply contracts with third parties and our business is dependent upon such agreements in order to meet regional demand. For example, we have entered into a water supply contract with the San Francisco Public Utilities Commission which we rely upon. We can give no assurance that the San Francisco Public Utilities Commission, or any of the other parties from whom we purchase water, will renew our contracts upon expiration, or that we will not be subject to significant price increases under any such renewed contracts.

The parties from whom we purchase water maintain significant infrastructure and systems to deliver water to us. Maintenance of these facilities is beyond our control. If these facilities are not adequately maintained or if these parties otherwise default on their obligations to supply water to us, we may not have adequate water supplies to meet our customers' needs.

If we are unable to access adequate water supplies we may be unable to satisfy all customer demand which could result in rationing and would have an adverse effect on our earnings and financial condition. We can make no guarantee that we will always have access to an adequate supply of water that will meet all required quality standards. Water shortages may affect us in a variety of ways. For example, shortages could:

•

adversely affect our supply mix by causing us to rely on more expensive purchased water;

•

adversely affect operating costs;

•

increase the risk of contamination to our systems due to our inability to maintain sufficient pressure; and

•

increase capital expenditures for building pipelines to connect to alternative sources of supply, new wells to replace those that are no longer in service or are otherwise inadequate to meet the needs of our customers and reservoirs and other facilities to conserve or reclaim water.

We may or may not be able to recover increased operating and construction costs on a timely basis, or at all, for our regulated systems through the ratemaking process.

Changes in water supply costs directly affect our earnings.

The cost to obtain water for delivery to our customers varies depending on the sources of supply, wholesale suppliers' prices and the quantity of water produced to supply customer water usage. Our source of supply varies by operating district. Certain districts obtain all of their supply from wells, some districts purchase all of the supply from wholesale suppliers and other districts obtain the supply from a combination of well and purchased sources. A portion of the supply is from surface sources and processed through company-owned water treatment plants. On average, slightly more than half of the water we deliver to our customers is pumped from wells or received from a surface supply with the remainder purchased from wholesale suppliers. Water purchased from suppliers usually costs us more than surface supplied or well pumped water. During 2005, the cost of purchased water for delivery to customers represented 33.5% of our total operating costs and in 2004 it represented 34.9% of our total operating costs.

Wholesale water suppliers may increase their prices for water delivered to us based on factors that affect their operating costs. Purchased water rate increases are beyond our control. In California, our ability to recover increases in the cost of purchased water is subject to decisions by the regulatory commission. If we are not allowed to recover the higher costs, our cash flows and our capital resources and liquidity can be negatively affected. Also, our profit margins may be adversely affected, unless the commissions allow us to seek reimbursement of those costs from our customers.

Depending on the degree of heat and lack of rain, we may have to purchase higher-cost water to meet customer demand. In such circumstances, we may be unable to increase our rates in line with the cost of our purchased water. Therefore, while our revenues may increase, we may experience lower profit margins during periods of peak demand.

If our water is, or is perceived to be, contaminated we may have a disruption in our services, significant reduction in demand for our water and be subject to litigation, which could adversely affect our business, operating results and financial condition.

Our water supplies are subject to contamination from a number of sources, including:

•

the development of naturally-occurring compounds;

•

chemicals in groundwater systems;

•

pollution resulting from man-made sources, such as MTBE;

•

sea water intrusion;

•

lack of pressure in our system; and

•

possible terrorist attacks or other similar purposeful acts.

If our water supplies become contaminated as a result of a terrorist attack or other purposeful act, we would likely have a disruption in our services. Furthermore, even if our water has not been contaminated, if our customers believe that it may have been, there will likely be a significant reduction in demand for our water. In light of the threats to the nation's health and security ensuing in the wake of the September 11, 2001, we have taken steps to increase security measures at our facilities and heighten employee awareness of threats to our water supply. We have also tightened our security measures regarding the delivery and handling of certain chemicals used in our business. We have and will continue to bear increased costs for security precautions to protect our facilities, operations and supplies. These costs may be significant. Despite these tightened security measures, we may not be in a position to control the outcome of terrorist events should they occur.

If our water supply is contaminated for any reason, we may have to interrupt the use of that water supply until we are able to substitute the flow of water from an uncontaminated water source. In addition, we may incur significant costs in order to treat the contaminated source through expansion of our current treatment facilities, or development of new treatment methods. If we are unable to substitute water supply from an uncontaminated water source, or to adequately treat the contaminated water source in a cost-effective manner, there may be an adverse effect on our revenues, operating results and financial condition. The costs we incur to decontaminate a water source or an underground water system could be significant and could adversely affect our business, operating results and financial condition and may not be recoverable in rates. Although we can give no assurance, we may be able to recover certain of these costs from third parties that may be responsible, or potentially responsible, for groundwater contamination.

We could also be held liable for consequences arising out of human exposure to hazardous substances in our water supplies or other environmental damage. For example, private plaintiffs have the right to bring personal injury or other toxic tort claims arising from the presence of hazardous substances in our drinking water supplies. Our insurance policies may not be sufficient to cover the costs of these claims.

The effects of natural disasters or pandemics may impact our ability to deliver water and increase our costs of operations.

We operate in areas that are prone to earthquakes, fires, mudslides and other natural disasters. A significant seismic event in California, where our operations are concentrated, or other natural disaster in California could adversely impact our ability to deliver water and adversely affect our costs of operations. A major disaster could damage or destroy substantial capital assets. The California Public Utilities Commission has historically allowed utilities to establish a catastrophic event memorandum account as another possible mechanism to recover costs.

We depend upon our skilled and trained work force to ensure water delivery. Were a pandemic to occur, we can give no assurance that we would be able to maintain sufficient manpower to ensure uninterrupted service in all of the districts that we serve.

We operate a dam. If the dam were to fail for any reason, we would lose a water supply and flooding likely would occur. Whether or not we were responsible for the dam's failure, we could be sued. We can give no assurance that we would be able to successfully defend such a suit.

We depend upon an adequate supply of electricity and certain chemicals for the delivery of our water. An interruption in the supply of these inputs or increases in their prices could adversely affect our results of operations.

We rely on purchased electrical power in order to operate the wells and pumps which are needed to supply water to our customers. We have back-up power generators to operate a number of our wells and pumps in emergencies, but an extended interruption in power supply could impact our ability to continue to supply water. In the past, California has been subjected to rolling power blackouts due to insufficient power supplies. We can give no assurance that we will not be subject to power blackouts in the future. In addition, we require sufficient supplies of certain chemicals in order to treat the water which we supply. There are multiple suppliers of these chemicals, but if we were to suffer an interruption of supply we might not be able to adequately treat our water.

Purchased power expense represents electricity purchased to operate the wells and pumps. Purchased power is a significant operating expense. During 2005, purchased power expense represented 7.9% of our total operating costs and in 2004 it represented 8.5% of our total operating costs. These costs, which are beyond our control, can and do increase unpredictably. These costs can also increase in substantial amounts, as occurred in California during 2001 when rates we paid for electricity increased 48%. Cash flows between general rate case filings and our earnings maybe adversely affected unless and until the commission authorizes a rate change. We are allowed to track the expense differences caused by the rate change and request future recovery which is subject to an earnings test.

Our operations are geographically concentrated in California and this lack of diversification may negatively impact our operations.

Although we own facilities in a number of states, over 95% of operations are located in California. As a result, we are largely subject to weather, political, water supply, labor, utility cost, regulatory and economic risks affecting California.

We are also affected by the real property market in California. In order to grow our business, we may need to acquire additional real estate or rights to use real property owned by third parties, the cost of which tends to be higher in California relative to other states. The value of our assets in California may decline if there is a decline in the California real estate market which results in a significant decrease in real property values.

We retain certain risks not covered by our insurance policies.

We evaluate our risks and insurance coverage annually. Our evaluation considers the costs, risks and benefits of retaining versus insuring various risks as well as the availability of certain types of insurance coverage. In addition, portions of our business are difficult or impracticable to insure. Furthermore, we are also affected by increases in prices for insurance coverage; in particular, we have been, and will continue to be, affected by rising health insurance costs. Retained risks are associated with deductible limits, partial self-insurance programs and insurance policy coverage ceilings. If we suffer an uninsured loss, we may be unable to pass all, or any portion, of the loss on to customers because our rates are regulated by regulatory commissions. Consequently, uninsured losses may negatively affect our financial condition, liquidity and results of operations. There can be no assurance that we will not face uninsured losses pertaining to the risks we have retained.

We rely on our information technology and a number of complex business systems that could malfunction and result in negative impacts on our profitability and cash flow.

Our business is dependent on several complex business systems, certain of which are owned by third parties. The business systems must function reliably in order for us to operate effectively. Among other things, system malfunctions and security breaches could prevent us from operating or monitoring our facilities, billing accurately and timely analyzing financial results. Our profitability and cash flow could be affected negatively in the event these systems do not operate effectively or are circumvented.

Our ability to generate new operating contracts is affected by local politics.

Our revenue growth depends upon our ability to generate new as well as to renew operating contracts with cities, other agencies and municipal utility districts. Because we are selling our services in a political environment, we are subject to changing trends and municipal preferences. Recent terrorist acts have affected some political viewpoints relative to outsourcing of water or wastewater utility services. Municipalities own and municipal employees operate the majority of water and wastewater systems. A significant portion of our marketing and sales efforts is spent demonstrating the benefits of contract operations to elected officials and municipal authorities. The existing political environment means that decisions are based on many factors, not just economic factors.

In July 2003, we negotiated an operating agreement with the City of Commerce to lease and operate its water system. At this time, the lease has not been formally executed by the parties. Both parties are in agreement with substantially all terms and are operating as if the agreement was executed. However, if for example, new politicians are elected in the City of Commerce, the newly elected politicians may no longer comply with the terms of the unexecuted agreement. Because the agreement was never formally executed, a court may limit its enforceability.

Our operating cost and costs of providing services may rise faster than our revenues.

Our ability to increase rates over time is dependent upon approval of such rate increases by state commissions, which may be inclined, for political or other reasons, to limit rate increases.  However, our costs are subject to market conditions and other factors, which may increase significantly. The second largest component of our operating costs after water production is made up of salaries and wages.  These costs are affected by the local supply and demand for qualified labor. Other large components of our costs are general insurance, workers compensation insurance, employee benefits and health insurance costs. These costs may increase disproportionately to rate increases authorized by state commissions and may have a material adverse effect on our future results of operations.

We have a number of large-volume commercial and industrial customers and a significant decrease in consumption by one or more of these customers could have an adverse effect on our operating results and cash flows.

Our revenues will decrease, and such decrease may be material, if a significant business or industrial customer terminates or materially reduces its use of our water. Approximately $71,203 million, or 22% of our 2005 water utility revenues was derived from business and industrial customers. If any of our large business or industrial customers reduces or ceases its consumption of our water, we may seek commission approval to increase the rates of our remaining customers to offset decreased revenues. There can be no assurance, however, that the commission would approve such a rate relief request, and even if it did approve such a request, it would not apply retroactively to the date of the reduction in consumption. The delay between such date and the effective date of the rate relief may be significant and could adversely affect our operating results and cash flows.

Our non-regulated business operates in a competitive market.

While a majority of our business is regulated, our non-regulated business participates in a competitive market. We compete with several larger companies whose size, financial resources, customer base and technical expertise may restrict our ability to compete successfully for certain operations and maintenance contracts. Due to the nature of our contract operations business, and to the very competitive nature of the market, we must accurately estimate the cost and profitability of each project while, at the same time, maintaining prices at a level low enough to compete with other companies. Our inability to achieve this balance could adversely impact our results of operations.

Municipalities, water districts and other public agencies may condemn our property by eminent domain action.

State statutes allow municipalities, water districts and other public agencies to own and operate water systems. These agencies are empowered to condemn properties already operated by privately owned public utilities. However, whenever a public agency constructs facilities to extend a utility system into the service area of a privately owned public utility, such an act constitutes the taking of property and requires reimbursement to the utility for its loss. If a public agency were to acquire our utility property by eminent domain action, we would be entitled to just compensation for our loss but we would no longer have access to the condemned property nor would we be entitled to any portion of revenue generated from the use of such asset going forward.

Wastewater operations entail significant risks.

While wastewater collection and treatment is not presently a major component of our revenues, wastewater collection and treatment involve many risks associated with damage to the surrounding environment. If collection or treatment systems fail or do not operate properly, untreated or partially treated wastewater could discharge onto property or into nearby streams and rivers, causing property damage or injury to aquatic life, or even human life. Liabilities resulting from such damage could materially and adversely affect our results of operations and financial condition.

Risks Related to our Corporate Structure

Our business requires significant capital expenditures that are dependent on our ability to secure appropriate funding. If we are unable to obtain sufficient capital or if the rates at which we borrow increase, there would be a negative impact on our results of operations.

The water utility business is capital-intensive. We invest significant funds to add or replace property, plant and equipment. In addition, water shortages may adversely affect us by causing us to rely on more purchased water. This could cause increases in capital expenditures needed to build pipelines to secure alternative water sources. In addition, we require capital to grow our business through acquisitions. We fund our capital requirements from cash received from operations and funds received from developers. We seek to meet our long-term capital needs by raising equity through common or preferred stock issues or issuing debt obligations. We also borrow funds from banks under short-term bank lending arrangements. We cannot assure you that these sources will continue to be adequate or that the cost of funds will remain at levels permitting us to earn a reasonable rate of return. In the event we are unable to obtain sufficient capital, our expansion efforts could be curtailed, which may affect our growth and may affect our future results of operations.

Our ability to access the capital markets is effected by the ratings of certain of our debt securities. Moody's Investor Services, Inc. and Standard & Poor's Ratings Services issue ratings on California Water Service Company's ability to repay certain debt obligations. The credit rating agencies could downgrade our credit rating based on reviews of our financial performance and projections or upon the occurrence of other events that could impact our business outlook. In 2002, Moody's and Standard & Poor's did lower the ratings on California Water Service Company's first mortgage bonds. In 2003, Moody's placed its rating on California Water Service Company's first mortgage bonds on review for possible downgrade. In February 2004, Moody's issued a report lowering California Water Service Company's senior secured debt from A1 to A2 and noted the rating as stable. In November 2003, Standard & Poor's issued a report keeping its rating of A+, but changed its outlook from stable to negative. Moody's Investor Services, Inc. and Standard & Poor's Ratings Services cited concerns about the lack of timely rate relief from the California Public Utilities Commission and the projected capital expenditure requirements for water infrastructure and environmental compliance needs. Moody's also issued a report about the water industry, citing the difficulties small operators face in financing needed capital expenditures and delays in commission rulings as two main concerns. Lower ratings by the agencies could restrict our ability to access equity and debt capital. We can give no assurance that the rating agencies will maintain ratings which allow us to borrow under advantageous conditions and at reasonable interest rates. A future downgrade by the agencies could also increase our cost of capital by causing potential investors to require a higher interest rate due to a perceived risk related to our ability to repay outstanding debt obligations.

While the majority of our debt is long term at fixed rates, we do have interest rate exposure in our short-term borrowings which have variable interest rates. We are also subject to interest rate risks on new financings. However, if interest rates were to increase on a long-term basis, our management believes that customer rates would increase accordingly, subject to approval by the appropriate commission. We can give you no assurance that the commission will approve such an increase in customer rates

We are obligated to comply with specified debt covenants under certain of our loan and debt agreements. Failure to maintain compliance with these covenants could limit future borrowing, and we could face increased borrowing costs, litigation, acceleration of maturity schedules and cross default issues. Such actions by our creditors could have a material adverse effect on our results of operations.

We are a holding company that depends on cash flow from our subsidiaries to meet our obligations and to pay dividends on our preferred stock and common stock.

As a holding company, we conduct substantially all of our operations through our subsidiaries and our only significant assets are investments in those subsidiaries. More than 95% of our revenues are derived from the operations of California Water Service Company. As a result, we are dependent on cash flow from our subsidiaries, and California Water Service Company in particular, to meet our obligations and to pay dividends on our common stock.

We can make dividend payments only from our surplus (the excess, if any, of our net assets over total paid-in capital) or if there is no surplus, the net profits for the current fiscal year or the fiscal year before which the dividend is declared. In addition, we can pay cash dividends only if after paying those dividends we would be able to pay our liabilities as they become due. Owners of our capital stock cannot force us to pay dividends and dividends will only be paid if and when declared by our board of directors. Our board of directors can elect at any time, and for an indefinite duration, not to declare dividends on our capital stock.

Our subsidiaries are separate and distinct legal entities and generally have no obligation to pay any amounts due on California Water Service Group's debt or to provide California Water Service Group with funds for dividends. Moreover, our subsidiaries are obligated to give first priority to their own capital requirements and to maintain a capital structure consistent with that determined to be reasonable by the relevant commissions in their most recent decisions on capital structure in order that ratepayers not be adversely affected by the holding company structure. Furthermore, our right to receive cash or other assets upon the liquidation or reorganization of a subsidiary is generally subject to the prior claims of creditors of that subsidiary. If we are unable to obtain funds from our subsidiaries in a timely manner we may be unable to meet our obligations or pay dividends.

Provisions in our rights agreement might prevent or delay a change of control.

In January 1998, our board of directors declared a dividend of one preferred share purchase right for each outstanding share of our common stock pursuant to a rights agreement between us and Bank of America, N.A., successor to Bank Boston, N.A., as rights agent, dated as of February 12, 1998. The rights agreement could make it more difficult to proceed with and tend to discourage a merger, tender offer, exchange offer or proxy contest.

Work stoppages and other labor relations matters could adversely affect our operating results.

At December 31, 2005, 566 of our 844 total employees were union employees. In December 2005 and January 2006, we negotiated two-year agreements with the employee unions and in October 2006, we plan to negotiate wages for 2007.

We believe our labor relations are good, but in light of rising costs for healthcare and pensions, contract negotiations in the future may be difficult. We are subject to a risk of work stoppages and other labor relations matters as we negotiate with the unions to address these issues, which could affect our results of operations and financial condition. We cannot assure you that issues with our labor forces will be resolved favorably to us in the future or that we will not experience work stoppages.

Other Risks

An important element of our growth strategy is the acquisition of water and wastewater systems, including pursuant to operating agreements. Risks associated with potential acquisitions, divestitures or restructurings may adversely affect us.

We may seek to acquire or invest in other companies, technologies, services or products that complement our business. The execution of our growth strategy may expose us to different risks than those associated with our utility operations. We can give no assurance that we will succeed in finding attractive acquisition candidates or investments, or that we would be able to reach mutually agreeable terms with such parties. In addition, as consolidation becomes more prevalent in the water and wastewater industries, the prices for suitable acquisition candidates may increase to unacceptable levels and limit our ability to grow through acquisitions. If we are unable to find acquisition candidates or investments, our ability to grow may be limited.

Acquisition and investment transactions may result in the issuance of our equity securities that could be dilutive if the acquisition or business opportunity does not develop in accordance with our business plan. They may also result in significant write-offs and an increase in our debt. The occurrence of any of these events could have a material adverse effect on our business, financial condition and results of operations.

Any of these transactions could involve numerous additional risks. For example, we may experience one or more of the following:

•

problems integrating the acquired operations, personnel, technologies or products with our existing businesses and products;

•

diversion of management time and attention from our core business to the acquired business;

•

failure to retain key technical, management, sales and other personnel of the acquired business;

•

difficulty in retaining relationships with suppliers and customers of the acquired business; and

•

difficulty in getting required regulatory approvals.

In addition, the businesses and other assets we acquire may not achieve the sales and profitability expected. The occurrence of one or more of these events may have a material adverse effect on our business. There can be no assurance that we will be successful in overcoming these or any other significant risks encountered.

We may not be able to increase or sustain our recent growth rate, and we may not be able to manage our future growth effectively.

We may be unable to continue to expand our business or manage future growth. To successfully manage our growth and handle the responsibilities of being a public company, we believe we must effectively:

•

hire, train, integrate and manage additional qualified engineers for research and development activities, sales and marketing personnel, and financial and information technology personnel;

•

retain key management and augment our management team;

•

implement and improve additional and existing administrative, financial and operations systems, procedures and controls;

•

expand and upgrade our technological capabilities; and

•

manage multiple relationships with our customers, regulators, suppliers and other third parties.

If we are unable to manage our growth effectively, we may not be able to take advantage of market opportunities, satisfy customer requirements, execute our business plan or respond to competitive pressures.

Demand for our stock may fluctuate due to circumstances beyond our control.

We believe that stockholders invest in public utility stocks, in part, because they seek reliable dividend payments. If there is an over-supply of stock of public utilities in the market relative to demand by such investors, the trading price of our securities could decrease. Additionally, if interest rates rise above the dividend yield offered by our equity securities, demand for our stock, and consequently its market price, may also decrease.

We depend significantly on the services of the members of our management team, and the departure of any of those persons could cause our operating results to suffer.

Our success depends significantly on the continued individual and collective contributions of our management team. The loss of the services of any member of our management team could have a material adverse effect on our business as our management team have knowledge of our industry and customers and would be difficult to replace.

The accuracy of our judgments and estimates about financial and accounting matters will impact our operating results and financial condition.

We make certain estimates and judgments in preparing our financial statements regarding, among others:

•

the useful life of intangible rights;

•

the number of years to depreciate certain assets;

•

amounts to set aside for uncollectible accounts receivable, inventory obsolesces and uninsured losses;

•

our legal exposure and the appropriate accrual for claims, including medical claims and workers' compensation claims;

•

future costs for pensions and other post-retirement benefits; and

•

possible tax allowances.

The quality and accuracy of those estimates and judgments will have an impact on our operating results and financial condition.

In addition, we must estimate unbilled revenues and costs as of the end of each accounting period. If our estimates are not accurate, we will be required to make an adjustment in a future period. Accounting rules permit us to use expense balancing accounts and memorandum accounts that include input cost changes to us that are different from amounts incorporated into the rates approved by the commissions. These accounts result in expenses and revenues being recognized in periods other than in which they occurred.

Our controls and procedures may fail or be circumvented.

Management regularly reviews and updates our internal control over financial reporting, disclosure controls and procedures, and corporate governance policies and procedures. Any system of controls and procedures, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met. Any failure or circumvention of our controls and procedures or failure to comply with regulations related to controls and procedures could result in lack of compliance with contractual agreements, misstatements in our financial statements in amounts that could be material or could cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock and may negatively affect our ability raise future capital.

Further, if we or our independent registered public accounting firm discover a material weakness, the disclosure of that fact, even if quickly remedied, could reduce the market’s confidence in our financial statements and harm our stock price. In addition, non-compliance with Section 404 of the Sarbanes-Oxley Act of 2002 could subject us to a variety of administrative sanctions, including the suspension or delisting of our common stock from the New York Stock Exchange and the inability of registered broker-dealers to make a market in our common stock, which would further reduce our stock price.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our annual meeting of stockholders was held on April 26, 2006 at our office headquarters in San Jose, California.

At the annual stockholders meeting, a Board of Directors to serve for the ensuing year was elected.  The following directors were elected as nominated with the following tabulation of votes:

	For	Abstain
Douglas M. Brown	18,407,179	199,046
Robert W. Foy	18,397,110	209,115
Edward D. Harris, Jr. M.D.	18,381,627	224,598
Bonnie G. Hill	18,345,597	260,628
David N. Kennedy	18,415,934	190,291
Richard P. Magnuson Linda R. Meier	18,424,472 18,359,743	181,753 246,482
Peter C. Nelson	18,378,036	228,189
George A. Vera	18,413,227	192,998

One other proposal was voted on and approved by our stockholders at the meeting.  Namely, the stockholders ratified our Audit Committee's selection of KPMG LLP to serve as independent auditors for 2006. There were 18,364,351 votes in favor, 134,740 against and 107,131 abstentions.

Item 6.  EXHIBITS

Exhibit

Description

3.1

Certificate of Incorporation of California Water Service Group

31.1

Chief Executive Officer certification of financial

statements pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2

Chief Financial Officer certification of financial

statements pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1

Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2

Chief Financial Officer  Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CALIFORNIA WATER SERVICE GROUP

Registrant

August 9, 2006

By:

/s/ Martin A. Kropelnicki

Martin A. Kropelnicki

Vice President, Chief Financial Officer and Treasurer

Signed on behalf of the registrant as both an authorized officer and as the principal financial officer.