Form 10-Q
period 2006-09-30
CALIFORNIA WATER SERVICE GROUP
filed 2006-11-09
CIK 1035201

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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
Large accelerated filer ☐   Accelerated filer ☑   Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common shares outstanding as of November 8, 2006 – 20,656,699.

PART I            FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
The condensed consolidated financial statements presented in this filing on Form 10-Q have been prepared by management and are unaudited.

CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited
(In thousands, except per share data)

	September 30,	December 31,
	2006	2005
ASSETS
Utility plant:
Utility plant	$1,313,971	$1,235,090
Less accumulated depreciation and amortization	(396,090)	(372,359)

Net utility plant	917,881	862,731

Current assets:
Cash and cash equivalents	4,306	9,533
Receivables:
Customers	25,976	16,061
Other	4,573	4,700
Unbilled revenue	14,695	11,445
Materials and supplies at average cost	4,436	4,182
Taxes and other prepaid expenses	4,346	6,303

Total current assets	58,332	52,224

Regulatory assets	58,389	58,213
Other assets	25,239	23,777

	$1,059,841	$996,945

CAPITALIZATION AND LIABILITIES
Capitalization:
Common stock, $.01 par value	$184	$184
Additional paid-in capital	132,456	131,991
Retained earnings	166,140	162,968
Accumulated other comprehensive loss	(1,202)	(1,202)

Total common stockholders’ equity	297,578	293,941
Preferred stock	3,475	3,475
Long-term debt, less current maturities	293,465	274,142

Total capitalization	594,518	571,558

Current liabilities:
Current maturities of long-term debt	1,133	1,133
Short-term borrowings	1,750	—
Accounts payable	37,104	36,120
Accrued expenses and other liabilities	57,241	39,563

Total current liabilities	97,228	76,816
Unamortized investment tax credits	2,615	2,615
Deferred income taxes, net	65,000	63,920
Regulatory and other liabilities	40,505	40,236
Advances for construction	155,961	141,842
Contributions in aid of construction	104,014	99,958
Commitments and contingencies	—	—

	$1,059,841	$996,945

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Unaudited
(In thousands, except per share data)

	September 30,	September 30,
For the Three-Months ended:	2006	2005
Operating revenue	$107,755	$101,128

Operating expenses:
Water production costs	43,998	39,205
Other operations	23,525	22,307
Maintenance	4,173	3,877
Depreciation and amortization	7,718	7,287
Income taxes	8,646	8,378
Property and other taxes	3,477	3,381

Total operating expenses	91,537	84,435

Net operating income	16,218	16,693

Other income and expenses:
Non-regulated income, net	518	778
Gain on sale of non-utility property	—	669
Less: income taxes on other income and expenses	(211)	(590)

Net other income and expenses	307	857

Interest expense:
Interest expense	5,031	4,660
Less: capitalized interest	(1,125)	(225)

Net interest expense	3,906	4,435

Net income	$12,619	$13,115

Earnings per share
Basic	$0.68	$0.71

Diluted	$0.68	$0.71

Weighted average shares outstanding
Basic	18,407	18,384

Diluted	18,424	18,422

Dividends per share of common stock	$0.2875	$0.2850

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Unaudited
(In thousands, except per share data)

	September 30,	September 30,
For the Nine-Months ended:	2006	2005
Operating revenue	$254,072	$242,888

Operating expenses:
Water production costs	95,637	88,420
Other operations	70,784	66,054
Maintenance	11,503	11,295
Depreciation and amortization	23,065	21,289
Income taxes	12,658	13,410
Property and other taxes	9,698	9,438

Total operating expenses	223,345	209,906

Net operating income	30,727	32,982

Other income and expenses:
Non-regulated income, net	1,605	2,121
Gain on sale of non-utility property	348	728
Less: income taxes on other income and expenses	(796)	(1,161)

Net other income and expenses	1,157	1,688

Interest expense:
Interest expense	14,698	13,959
Less: capitalized interest	(1,975)	(675)

Net interest expense	12,723	13,284

Net income	$19,161	$21,386

Earnings per share
Basic	$1.03	$1.16

Diluted	$1.03	$1.16

Weighted average shares outstanding
Basic	18,405	18,376

Diluted	18,426	18,412

Dividends per share of common stock	$0.8625	$0.8550

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
(In thousands)

	September 30,	September 30,
For the Nine-Months ended:	2006	2005
Operating activities
Net income	$19,161	$21,386

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23,065	21,289
Deferred income taxes, investment tax credits regulatory assets and liabilities, net	1,120	204
Gain on sale of non-utility property	(348)	(728)
Changes in operating assets and liabilities:
Receivables	(9,789)	(338)
Unbilled revenue	(3,250)	(4,964)
Taxes and other prepaid expenses	1,950	6,140
Accounts payable	974	9,795
Other current assets	(254)	(857)
Other current liabilities	17,676	15,072
Other changes, net	(2,271)	(347)

Net adjustments	28,873	45,266

Net cash provided by operating activities	48,034	66,652

Investing activities:
Utility plant expenditures:
Company funded	(59,740)	(47,560)
Developer funded	(19,258)	(9,726)
Acquisition	(509)	(467)
Proceeds from sale of non-utility property	353	743

Net cash used in investing activities	(79,154)	(57,010)

Financing activities:
Net short-term borrowings	1,750	—
Net repayment of long-term debt	(842)	(734)
Proceeds from long-term debt, net of expenses	19,879	—
Advances for construction	18,766	11,612
Refunds of advances for construction	(4,647)	(3,606)
Contributions in aid of construction	6,511	3,164
Issuance of common stock	465	720
Dividends paid	(15,989)	(15,827)

Net cash provided by (used in) financing activities	25,893	(4,671)

Change in cash and cash equivalents	(5,227)	4,971
Cash and cash equivalents at beginning of period	9,533	18,820

Cash and cash equivalents at end of period	$4,306	$23,791

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

CALIFORNIA WATER SERVICE GROUP
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2006
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
Note 2. Summary of Significant Accounting Policies
Basis of Presentation

The interim financial information has been prepared by the Company, without audit, and is presented in accordance with accounting principles generally accepted in the United States and the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in our annual financial statements, prepared in accordance with accounting principles generally accepted in the United States, have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements, and the accompanying notes thereto, for the year ended December 31, 2005, included in its Form 10-K as filed with the SEC on March 13, 2006, and subsequent Form 8-K filed with the SEC on March 28, 2006.

In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments that are necessary to provide a fair presentation of the results for the periods covered. The adjustments consist only of normal recurring adjustments. The results for interim periods are not necessarily indicative of the results for any future period.

The preparation of the Company’s condensed consolidated financial statements necessarily requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the condensed consolidated balance sheet dates and the reported amounts of revenues and expenses for the periods presented.

Certain prior year’s amounts have been reclassified, where necessary, to conform to the current presentation.

Revenue

Revenue consists of monthly cycle billings for regulated water and wastewater services at rates authorized by the Commissions and billings to certain non-regulated customers. For Cal Water, billings include a fee that is paid to the California Public Utilities Commission. This amount is recorded in revenue and other operations expense. For the three-months ended September 30, 2006 and 2005, the fee was $1,584 and $1,305, respectively. For the nine-months ended September 30, 2006 and 2005, the fee was $3,439 and $3,077, respectively.

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

The adoption of SFAS 123(R) did not have a material impact on the Company’s consolidated financial position, results of operations and cash flows. See Note 3 for further information regarding the Company’s stock-based compensation assumptions and expenses.
Note 3. Stock-based Compensation
Long-Term Incentive Plan The Company had a stockholder-approved Long-Term Incentive Plan (which was replaced on April 27, 2005, by a stockholder-approved Equity Incentive Plan) that allowed granting of non-qualified stock options. The Company accounted for options issued under the Long-Term Incentive Plan using the intrinsic value method of accounting as prescribed by

Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” All outstanding options issued under the Long-Term Incentive Plan have an exercise price equal to the market price on the date they were granted. All options granted under the Long-Term Incentive Plan are fully vested. No compensation expense was recorded for the three-month or nine-month periods ended September 30, 2006 and 2005, related to stock options issued under the Long-Term Incentive Plan.
The table below illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provision of SFAS No. 123 to employee compensation for the options granted under the Long-Term Incentive Plan during the three-months and nine-months ended September 30, 2005.

	For the period ended
	September 30, 2005
	Three-months	Nine-months
Net income, as reported	$13,115	$21,386
Less preferred dividends	38	115

Net income available to common stockholders	13,077	21,271
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	12	36

Pro forma net income available to common stockholders	$13,065	$21,235

	For the period ended
	September 30, 2005
	Three-months	Nine-months
Earnings per share
Basic – as reported	$0.71	$1.16
Basic – pro forma	$0.71	$1.16

Diluted – as reported	$0.71	$1.16
Diluted – pro forma	$0.71	$1.16

     The table below reflects the stock options granted under the Long-Term Incentive Plan.

		Weighted Average
	Shares	Exercise Price
Stock Options:
Outstanding at December 31, 2005	98,000	$24.95
Granted	—	—
Exercised	7,500	25.15
Forfeited	—	—

Outstanding at September 30, 2006	90,500	$24.94

Exercisable at September 30, 2006	90,500	$24.94

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
The Company did not apply a forfeiture rate in the expense computation relating to SARs and RSAs issued to employees as they vest monthly and, as a result, the expense is recorded for actual number vested during the period. For outside directors, the Company did not apply a forfeiture rate in the expense computation relating to RSAs, as the Company expects 100% to vest at the end of twelve months.

The table below reflects SARs granted under the Equity Incentive Plan.

		Weighted Average
	Shares	Exercise Price
Stock Appreciation Rights
Outstanding at December 31, 2005	—	$—
Granted	40,000	38.76
Exercised	—	—
Forfeited	—	—

Outstanding at September 30, 2006	40,000	$38.76

Exercisable at September 30, 2006	6,458	$38.76

The Company has recorded compensation costs for the RSAs and SARs granted during the three and nine-months ended September 30, 2006. The expense reported in Operating Expense, net of related tax effects, was $44 and $130, respectively.
Note 4. Seasonal Business
Due to the seasonal nature of the water business, the results for interim periods are not indicative of the results for a twelve-month period. Revenue and income are generally higher in the warm, dry summer months when water usage and sales are greater. Revenue and income are lower in the winter months when cooler temperatures and rainfall curtail water usage and sales.
Note 5. Earnings Per Share Calculations
The computations of basic and diluted earnings per share are noted below. Basic earnings per share are computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. RSAs are included in the weighted stock outstanding as the shares have all voting and dividend rights as issued and unrestricted common stock.

Options to purchase 90,500 and 98,750 shares of common stock were outstanding at September 30, 2006 and 2005, respectively. SARs covering 40,000 shares of common stock were outstanding as of September 30, 2006, and none were outstanding as of September 30, 2005.

All options and the majority of the SARs are dilutive and the dilutive effect is shown in the table below.
(In thousands, except per share data)

	Three-Months Ended September 30
	2006	2005
Net income	$12,619	$13,115
Less preferred dividends	38	38

Net income available to common stockholders	$12,581	$13,077

Weighted average common shares, basic	18,407	18,384
Dilutive common stock options and SARs (treasury method)	17	38

Shares used for dilutive computation	18,424	18,422

Net income per share — basic	$0.68	$0.71

Net income per share — diluted	$0.68	$0.71

(In thousands, except per share data)

	Nine-Months Ended September 30
	2006	2005
Net income	$19,161	$21,386
Less preferred dividends	115	115

Net income available to common stockholders	$19,046	$21,271

Weighted average common shares, basic	18,405	18,376
Dilutive common stock options and SARs (treasury method)	21	36
Shares used for dilutive computation	18,426	18,412

Net income per share — basic	$1.03	$1.16

Net income per share — diluted	$1.03	$1.16

Note 6. Pension Plan and Other Postretirement Benefits
The Company provides a qualified, defined benefit, noncontributory pension plan for substantially all employees. The Company makes annual contributions to fund the amounts accrued for the qualified pension plan. The Company also maintains an unfunded, non-qualified, supplemental executive retirement plan. The costs of the plans are charged to expense and utility plant.
The Company offers medical, dental, vision, and life insurance benefits for retirees and their spouses and dependents. Participants are required to pay a premium, which offsets a portion of the cost.

Cash payments by the Company related to pension plan and other postretirement benefits were $89 for the three-months ended September 30, 2006, and $1,977 for the nine-months ended September 30, 2006. The estimated cash contribution for 2006 is $7,400.

The following table lists components of the pension plans and other postretirement benefits. The data listed under “pension benefit” includes the qualified pension plan and the non-qualified executive supplemental retirement plan. The data listed under “other benefits” is for all other post retirement benefits.
(In thousands)

	Three-Months Ended September 30, 2006				Nine-Months Ended September 30, 2006
	Pension Benefit		Other Benefits		Pension Benefit		Other Benefits
	2006	2005	2006	2005	2006	2005	2006	2005
Service cost	$1,337	$863	$288	$234	$4,010	$3,251	$865	$1,120
Interest cost	1,514	1,135	286	335	4,541	4,133	858	1,231
Expected return on plan assets	(1,465)	(1,207)	(130)	(120)	(4,336)	(3,963)	(391)	(314)
Recognized net initial APBO(1)	N/A	N/A	69	69	N/A	N/A	207	207
Amortization of prior service cost	477	523	19	17	1,429	1,497	55	55
Recognized net actuarial loss	192	38	32	58	576	146	98	448

Net periodic benefit cost	$2,055	$1,352	$564	$593	$6,220	$5,064	$1,692	$2,747

(1)	APBO – Accumulated postretirement benefit obligation
Note 7. Income Taxes
Included in the tax provision for 2006 is the recognition of the flow-through accounting for federal depreciation or assets acquired prior to 1982. For assets acquired prior to 1982, the benefit of excess tax depreciation was previously passed through to the rate payers. The tax benefit is now reversing and a higher tax expense is being recognized and included in customer rates.
Note 8. Recent Accounting Standards
In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.” The interpretation defines the threshold for recognizing the benefit of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. The Company is currently reviewing the interpretation to determine the potential impact when adopted, if any, to the Company’s financial position, results of operations and related cash flows.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an Amendment of FASB Statements No. 87, 88, 106, and 132(R).” The statement requires an employer to recognize in its statement of financial position an asset for a plan’s over-funded status or a liability for a plan’s under-

funded status. The measurement date of the plans’ assets and obligations that determine the funded status will be as of the end of the employer’s fiscal year. The statement will be effective as of the end of the current year. The Company is currently reviewing the statement to determine the potential impact, which may be material to the Company’s financial position, results of operation, and related cash flows.
In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108). The bulletin was issued to address diversity in practice in quantifying financial statement misstatements and the potential under current practice for the build up of improper amounts on the balance sheet. The effective date of SAB 108 is for fiscal years ending after November 15, 2006. The Company does not believe SAB 108 will have a material impact on its financial statements.
Note 9. Contingencies
In 1995, the State of California’s Department of Toxic Substances Control (DTSC) named us as a potential responsible party for cleanup of a toxic contamination plume in the Chico groundwater. The toxic spill occurred when cleaning solvents, which were discharged into the city’s sewer system by local dry cleaners, leaked into the underground water supply. The DTSC contends that our responsibility stems from our operation of wells in the surrounding vicinity that caused the contamination plume to spread. While we are cooperating with the clean up, we deny any responsibility for the contamination or the resulting cleanup.

In December 2002, we were named along with other defendants in two lawsuits filed by DTSC for the cleanup of the plume. The suits assert that the defendants are jointly and severally liable for the estimated cleanup of $8,700. The parties have undertaken settlement negotiations. If the parties finalize a written settlement agreement, it must then be approved by the court. In connection with these suits, our insurance carrier has filed a separate lawsuit against us for reimbursement of past defense costs which approximate $1,000. We believe that the insurance carrier has a duty to defend and is not entitled to any defense cost reimbursement. Furthermore, we believe that insurance coverage exists for this claim. Consequently, we have filed a number of pre-trial motions to dismiss the lawsuit. However, if our claim is ultimately found to be excludable under insurance policies, we may have to pay damages. We can give no assurance that we will be able to recover amounts paid for damages through rates.
Note 10. Subsequent events
On October 12, 2006, the Company completed the sale of 2,250,000 shares of common stock at a sales price of $36.75 per share. The net proceeds after deducting the underwriter’s discount prior to deducting other expenses were $79,587.

On October 26, 2006, the Company was served with a complaint for personal injury due to exposure to asbestos. The plaintiff claims to have worked for two of our subcontractors on pipeline projects and Palos Verdes Water Company, a water utility acquired by the Company in 1970. The plaintiff alleges that he worked on various capital projects over a number of years, and the Company and other defendants are responsible for his asbestos related injuries. The plaintiff is seeking damages of $27,500. We do not believe we have any liability regarding this claim. In the event we are deemed to be liable, which we believe is remote, we plan to tender the claim to the Company’s insurance carrier and also to the subcontractors pursuant to contractual indemnity provisions.

Item 2
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Amounts in thousands except per share amounts)
The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and notes thereto included in this Quarterly Report on Form 10-Q, and in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, and Current Report on form 8-K as filed with the SEC on March 28, 2006.

This quarterly report, including all documents incorporated by reference, contains forward-looking statements within the meaning established by the Private Securities Litigation Reform Act of 1995 (Act). Forward-looking statements in this quarterly report are based on currently available information, expectations, estimates, assumptions and projections, and our management’s beliefs, assumptions, judgments and expectations about us, the water utility industry and general economic conditions. These statements are not statements of historical fact. When used in our documents, statements that are not historical in nature, including words like “expects,” “intends,” “plans,” “believes,” “may,” “estimates,” “assumes,” “anticipates,” “projects,” “predicts,” “forecasts,” “should,” “seeks,” or variations of these words or similar expressions are intended to identify forward-looking statements. The forward-looking statements are not guarantees of future performance. They are based on numerous assumptions that we believe are reasonable, but they are open to a wide range of uncertainties and business risks. Consequently, actual results may vary materially from what is contained in a forward-looking statement.

Factors which may cause actual results to be different than expected or anticipated include, but are not limited to:
•	governmental and regulatory commissions’ decisions, including decisions on proper disposition of property;

•	changes in regulatory commissions’ policies and procedures;

•	the timeliness of regulatory commissions’ actions concerning rate relief;

•	new legislation;

•	changes in accounting valuations and estimates;

•	the ability to satisfy requirements related to the Sarbanes-Oxley Act and other regulations on internal controls;

•	electric power interruptions;

•	increases in suppliers’ prices and the availability of supplies including water and power;

•	fluctuations in interest rates;

•	changes in environmental compliance and water quality requirements;

•	acquisitions and the ability to successfully integrate acquired companies;

•	the ability to successfully implement business plans;

•	changes in customer water use patterns;

•	the impact of weather on water sales and operating results;

•	changes in the capital markets and access to sufficient capital on satisfactory terms;

•	civil disturbances or terrorist threats or acts, or apprehension about the possible future occurrences of acts of this type;

•	the involvement of the United States in war or other hostilities;

•	our ability to attract and retain qualified employees;

•	labor relations matters as we negotiate with the unions;

•	restrictive covenants in or changes to the credit ratings on current or future debt that could increase financing costs or affect the ability to borrow, make payments on debt, or pay dividends; and

•	the risks set forth in “Risk Factors” included elsewhere in this quarterly report.
In light of these risks, uncertainties and assumptions, investors are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this quarterly report or as of the date of any document incorporated by reference in this report, as applicable. When considering forward-looking statements, investors should keep in mind the cautionary statements in this quarterly report and the documents incorporated by reference. We are not under any obligation, and we expressly disclaim any obligation, to update or alter any forward-looking statements, whether as a result of new information, future events or otherwise.
CRITICAL ACCOUNTING POLICIES
We maintain our accounting records in accordance with accounting principles generally accepted in the United States and as directed by the regulatory commissions to which we are subject. The process of preparing financial statements requires the use of estimates on the part of management. The estimates used by management are based on historical experience and an understanding of current facts and circumstances. Management believes that the following accounting policies are critical because they involve a higher degree of complexity and judgment, and can have a material impact on our results of operations and financial condition.
Revenue Recognition
Our revenue consists of monthly cycle customer billings for regulated water and wastewater services at rates authorized by the governmental and regulatory commissions and billings to certain non-regulated customers.

Revenue from metered customers includes billings to customers based on monthly meter readings plus an estimate for water used between the customer’s last meter reading and the end of the accounting period. At September 30, 2006, our unbilled revenue amount was $14,695 and at December 31, 2005, the amount was $11,445. The unbilled revenue amount is generally higher during the summer months when water sales are higher. The amount recorded as unbilled revenue varies depending on:
•	water usage in the preceding period;

•	the number of days between meter reads for each billing cycle; and

•	the number of days between each cycle’s meter reading and the end of the accounting cycle.
Flat rate customers are billed in advance at the beginning of the service period. The revenue is prorated so that the portion of revenue applicable to the current accounting period is included in that period’s revenue. The portion related to a subsequent accounting period is recorded as unearned revenue on the balance sheet and recognized as revenue when earned in the subsequent accounting period. Our unearned revenue liability was $2,207 as of September 30, 2006, and $2,173 as of December 31, 2005. This liability is included in

“accrued expenses and other liabilities” on our accompanying condensed consolidated balance sheets.
Expense-Balancing and Memorandum Accounts
We use expense-balancing accounts and memorandum accounts to track suppliers’ rate changes for purchased water, purchased power, and pump taxes that are not included in customer water rates. The cost changes are referred to as “offsetable expenses,” because under certain circumstances, they are refundable from customers (or refunded to customers) in future rates designed to offset cost changes from suppliers. We do not record the balancing and memorandum accounts until the commission has authorized a change in customer rates and the customer has been billed. The cumulative net amount in the expense balancing accounts and memorandum accounts as of September 30, 2006, was approximately $2,100. This amount includes certain amounts that have been filed for recovery but have not yet been authorized, and amounts that have not yet been filed for recovery. See “Regulatory Matters” below for a description of cumulative net balances of expense balancing and memorandum accounts that have been authorized for recovery.
Regulated Utility Accounting
Because we operate extensively in a regulated business, we are subject to the provisions of SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation.” Regulators establish rates that are expected to permit the recovery of the cost of service and a return on investment. If a portion of our operations were no longer subject to the provisions of SFAS No. 71, we would be required to write off related regulatory assets and liabilities that are not specifically recoverable and determine if other assets might be impaired. If a regulatory commission determined that a portion of our assets were not recoverable in customer rates, we would be required to determine if we had suffered an asset impairment that would require a write-down in the assets’ valuation. There have been no such asset impairments as of September 30, 2006 and December 31, 2005.
Income Taxes
We account for income taxes using the asset and liability method. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. We measure deferred tax assets and liabilities at enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We recognize the effect on the deferred tax assets and liabilities of a change in tax rate in the period that includes the enactment date. We must also assess the likelihood that deferred tax assets will be recovered in future taxable income and, to the extent recovery is unlikely, a valuation allowance would be recorded. If a valuation allowance were required, it could significantly increase income tax expense. In our management’s view, a valuation allowance was not required at September 30, 2006 or September 30, 2005.

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

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an Amendment of FASB Statements No. 87, 88, 106, and 132(R).” The statement requires an employer to recognize in its statement of financial position an asset for a plan’s over-funded status or a liability for a plan’s under-funded status. The measurement date of the plans’ assets and obligations that determine the funded status will be as of the end of the employer’s fiscal year. The statement will be effective as of the end of the current year. The Company is currently reviewing the statement to determine the potential impact, which may be material to the Company’s financial position, results of operation, and related cash flows.
Segments Reporting
The Company operates primarily in one business segment providing water utility services.

RESULTS OF THIRD QUARTER 2006 OPERATIONS COMPARED TO THIRD QUARTER 2005 OPERATIONS
(Dollar amounts in thousands, except per share amounts)
Summary
In the third quarter of 2006, net income was $12,619 equivalent to $0.68 per common share on a diluted basis, compared to net income of $13,115 or $0.71 per common share on a diluted basis in the third quarter of 2005.
Operating Revenue
Operating revenue increased $6,627, or 7%, from $101,128 in the third quarter of 2005 to $107,755 in 2006. As disclosed in the following table, the increase was due to more usage by existing customers and rate increases.
The factors that affected the operating revenue for the third quarter of 2006 compared to 2005 are presented in the following table:

Rate increases, net	$2,774
Usage by new customers	903
Usage by existing customers	2,950

Net change in operating revenue	$6,627

The components of the rate changes are listed in the following table:

General Rate Case (GRC)	$1,161
Purchase Power Offset	(13)
Purchase Water Offset	1,067
Balancing Accounts	(1,223)
Step Increase 2003	655
Step Increase 2004	1,174
City of Hawthorne	(76)
New Mexico Water Service Co.	29

Total Increase in Rates	$2,774

Total Operating Expenses
Total operating expenses were $91,537 for the three-months ended September 30, 2006, versus $84,436 for the same period in 2005, an 8% increase. This increase was primarily due to higher wholesale water prices and increased costs associated with employee health and welfare plans.
Water production expense consists of purchased water, purchased power, and pump taxes. Water production expense represents the largest component of total operating expenses, accounting for approximately 48% of total operating expenses. Water production expenses increased $4,793 in the three-months ended September 30, 2006, or 12%, compared to the same period last year.

Sources of water as a percent of total water production are listed in the following table:

	Three-Months Ended September 30
	2006	2005
Well production	51%	52%
Purchased	45%	45%
Surface	4%	3%

Total	100%	100%

Our wholly-owned operating subsidiaries, Washington Water, New Mexico Water and Hawaii Water, obtain all of their water supply from wells. The components of water production costs are shown in the table below:

	Three-Months Ended September 30
	2006	2005	Change
Purchased water	$31,418	$28,559	$2,859
Purchased power	9,334	7,649	1,685
Pump taxes	3,246	2,997	249

Total	$43,998	$39,205	$4,793

Purchased water costs increased primarily due to higher wholesale water prices and increased usage. The increase in purchase power and pump taxes is primarily due to increased well production.
Other operations expenses increased $1,218, or 5%, due to costs associated with employee health and welfare plans.
Maintenance expenses increased by $296, or 8% to $4,173 in the third quarter of 2006 compared to $3,877 in the third quarter of 2005. This increase was due to repairs of mains, services, meters, and pumping equipment. Depreciation and amortization expense increased by $431 in the third quarter of 2006, or 6%, because of 2005 capital additions.
Federal and state income taxes decreased $111, or 1%, from $8,968 in the third quarter of 2005 to $8,857 in the third quarter of 2006, due to decreased pretax income compared to the same quarter as last year. Our effective tax rate was 41.2% in the current quarter and 40.6% for the prior year’s quarter. The increase in the effective tax rate is primarily due to the effect of flow-through accounting of federal tax depreciation. See Note 7 in the Notes to Unaudited Condensed Consolidated Financial Statements.
Other Income and Expense
Other income was $307 for the quarter ended September 30, 2006, compared to $857 in the same period last year, which is a decrease of $551, or 64%. There were no property sales of non-utility assets in the third quarter of 2006 compared to $670 in the same quarter last year.

Interest Expense
Net interest expense decreased $529, or 12% to $3,906 in the third quarter of 2006. This decrease of interest expense was primarily due to increased capitalized interest associated with increased capital expenditures during the third quarter. See “Liquidity — Utility Plant Expenditure”.
RESULTS OF OPERATIONS FOR THE NINE-MONTHS ENDED SEPTEMBER 30, 2006, COMPARED TO THE NINE-MONTHS ENDED SEPTEMBER 30, 2005
Summary
Net income for the nine-month period ended September 30, 2006, was $19,161, or $1.03 per common share on a diluted basis, compared to net income of $21,386 or $1.16 per share on a diluted basis, for the nine-months ended September 30, 2005.
Operating Revenue
Operating revenue increased $11,184, or 5%, to $254,072 in the nine-month period ended September 30, 2006. Typically, above average rainfall and below average temperature, such as we experienced during the nine-months ended September 30, 2006, would have a negative impact on our operating revenues. However, for the nine-months ended September 30, 2006, that negative impact was mitigated primarily by increases in usage by new customers and rates.
The factors that affected the operating revenue for the nine-month period ending September 30, 2006 compared to 2005, are presented in the following table:

Rate increases, net	$7,366
Usage by existing customers	1,340
Usage by new customers	2,478

Net changes in operating revenue	$11,184

The components of the net rate increases are listed in the following table:

General Rate Case (GRC)	$4,834
Purchased water offset	2,221
Purchased power offset	68
Step rates	2,816
Reduction in recovery of balancing accounts	(2,524)
City of Hawthorne	(163)
Hawaii Water Service Co	(8)
New Mexico Water Service Co	122

Total increase in rates	$7,366

Total Operating Expenses
Total operating expenses were $223,345 for the nine-months ended September 30, 2006, versus $209,907 for the same period in 2005, a 6% increase. This increase was primarily due to higher wholesale water prices and increased costs associated with employee and retiree medical costs.
Water production expense consists of purchased water, purchased power and pump taxes. Water production expense represents the largest component of total operating expenses, accounting for approximately 43% of total operating expenses. Water production expenses increased $7,217 in the nine-months ended September 30, 2006, or 8% compared to the same period last year.
Sources of water production as a percent of total water production are listed on the following table:

	Nine-Months Ended September 30
	2006	2005
Well production	49%	49%
Purchased	46%	48%
Surface	5%	3%

Total	100%	100%

The components of water production costs are shown in the table below:

	Nine-Months Ended September 30
	2006	2005	Change
Purchased water	$71,063	$66,688	$4,375
Purchased power	17,874	15,769	2,105
Pump taxes	6,700	5,963	737

Total	$95,637	$88,420	$7,217

Purchased water cost increased due to higher prices from wholesalers. Included in purchased water are credits received from certain wholesale suppliers and the sale of unused water rights. The amounts of the credits were $1,035 and $1,092 for the nine-months ended September 30, 2006 and September 30, 2005, respectively. The increase in purchased power and pump taxes is primarily due to increased well production.
Other operations expenses were $70,784, increasing $4,730, or 7%, for the nine-months ended September 30, 2006. Payroll charged to operations expense increased $673, or 2%, for the nine-months ended September 30, 2006, due to increases in the number of employees and higher wage rates. Employee and retiree medical costs increased $2,013, or 28%, for the nine-months ended September 30, 2006. Outside services, including legal, auditor, and consultant’s fees, increased $169, or 7%, for the nine-months ended September 30, 2006. At September 30, 2006, we had 853 employees and at September 30, 2005, we had 831 employees.
Maintenance expense increased slightly for the nine-months ended September 30, 2006, increasing $208, or 2%. Depreciation and amortization expense increased $1,777, or 8%, because of increased capital expenditures in 2005.

Federal and state income taxes decreased $1,117, or 8%, for the nine-months ended September 30, 2006, due primarily to the change in taxable income. Our effective tax rate was 41.3% in the nine-months ended September 30, 2006, and 40.5% in the same period in 2005. The increase in the effective tax rate was primarily due to the effect of flow-through accounting of federal tax depreciation. See Note 7 in the Notes to Unaudited Condensed Consolidated Financial Statements.
Other Income and Expense
Net other income was $1,157 for the nine-months ended September 30, 2006, compared to $1,688 for the first nine-months of 2005, a decrease of $531 due to lower non-regulated income and gain on sales of non-utility property, net of related income tax expenses.
Interest Expense
Net interest expense was $12,723 for the nine months ended September 30, 2006, compared to $13,284 for the nine-month period ended September 30, 2005. Interest expense decreased $561 due to an increase in capitalized interest of $1,300 related to the increase in construction activity.
REGULATORY MATTERS
Rates and Regulations
The state regulatory commissions have plenary powers setting rates and operating standards. As such, state commission decisions significantly impact our revenues, earnings, and cash flow. The amounts discussed are generally annual amounts, unless specifically stated, and the financial impact to recorded revenue is expected to occur over a 12-month period from the effective date of the decision. In California, water utilities are required to make several types of filings with the California Public Utilities Commission (CPUC). Most filings result in rate changes that remain in place until the next General Rate Case (GRC). As explained below, surcharges and surcredits to recover balancing and memorandum accounts, as well as any catch-up provisions, are temporary rate changes, which have specific time frames for recovery.
GRCs, step rate increase (attrition) filings, and offset filings change rates and remain in effect until the next GRC. In 2004, the CPUC implemented a revised rate case plan that requires Cal Water, our largest operating subsidiary, to file a GRC for each of its 24 regulated operating districts every three years. In addition to determining rate requests GRC proceedings may address other issues that affect our rates and operations. Effective with the revised rate case plan Cal Water’s GRC test year was shifted from a calendar year to a fiscal year with test years commencing July 1. In accordance with its rate case plan the CPUC generally issues GRC decisions prior to the first day of the test year or authorizes interim rates. Cal Water received decisions on the eight GRCs filed in August of 2005 on August 24, 2006. The rates were effective on August 29, 2006. However, because of the delay in issuing a decision, Cal Water was authorized to file a surcharge to recover the increase it would have received if the rates were effective on July 20, 2006. This surcharge is expected to go into effect in the fourth quarter and remain in place for twelve months.

Between GRC filings, utilities may file step or attrition rate increases, which allow the utility to recover cost increases for inflation and incremental investment, during the second and third years of the rate case cycle. However, step rate increases are subject to a weather-normalized earnings test, which may reduce or eliminate the increase. With the change to fiscal year test years, Cal Water’s step rate increases, previously effective in January, will now be effective in July.
Additionally, California water utilities are authorized to file offset filings. Typical offset filings adjust revenues for construction projects that are approved in GRCs (after the plant is placed in service) and for changes in purchased water, purchased power, and pump taxes (referred to as “offsettable expenses”). Once approved, offset increases remain in effect until included in a GRC decision.
Surcharges and surcredits are normally effective for a twelve-month period and recover memorandum and balancing account under- and over- collections, which accrue interest, and are usually due to changes in offsettable expenses. Significant under-collections are authorized over multiple years. Regulatory lag, typically no more than a few months, is the cause of most over- and under- collections in offsettable expense memorandum and balancing accounts.
Beginning in November 2002, the CPUC allowed water companies to file for recovery of memorandum and balancing account under-collections subject to a non-weather-adjusted earnings tests. As described below under the heading “Elimination of the Earnings Test on Balancing Accounts,” on April 13, 2006, the CPUC eliminated the earnings test established in 2002, and returned to the offset procedures in place prior to 2001, including a reasonableness review, if warranted. Accordingly, future recoveries of over- and under- collections in the offsettable expense balancing accounts will be addressed in general rate cases or by advice letter filings, if the account balance is greater than 2% of revenues.
Currently, amounts booked in expense balancing or memorandum accounts are not recorded by us as an asset or liability for the recovery or refund of revenues in our financial statements until the CPUC and other regulators have authorized recovery and the customer is billed. Therefore, a timing difference due to regulatory lag often occurs between the incurrence of an offsettable expense rate change and recording the associated revenues (or refunds).
Pending Filings as of September 30, 2006
We expect that three advice letter offsets totaling $2,300 will be approved in the fourth quarter. These offsets will pass through to our customers increases in wholesale purchased water and pump tax costs that occurred in 2006. Expense changes for the regulatory lag period as described above are booked into balancing accounts for future recovery.
In accordance with the CPUC’s rate case plan, Cal Water filed a GRC for eight districts in July 2006, requesting increases of $19,100 in July 2007, $3,800 in 2008, and $3,800 in 2009. The amounts granted may vary due to a variety of factors. In past years, the amount approved by the CPUC has been substantially less than the requested amount.

In the fourth quarter of 2006, we intend to file an application for a memorandum account to track additional funding associated with our retiree healthcare plan. Currently, we fund and recognize expenses associated with the plan on a pay-as-you-go basis. The excess expense between pay-as-you-go and accrual during our employees’ expected service period has been recognized as a regulatory asset. As of December 31, 2005, the regulatory asset was $9,791. We intend to increase funding so the plan is funded during our employee’s service period. We have established two Voluntary Employee Beneficiary Associations (VEBAs) to allow for increased funding and a current period income tax deduction. While full recovery of the regulatory asset and the additional funding of the plan in rates are expected, no assurance can be given until approved by the CPUC. If the CPUC does not permit full recovery of the regulatory asset, any amounts not allowed in rates will be written off. If the CPUC does not approve the memorandum account or additional funding in rates, we may not be able to recover the higher expenses until such expenses are recognized in GRC decisions.
2006 Regulatory Activity
On August 24, 2006, the CPUC issued a decision in Cal Water’s 2005 GRC filings covering eight districts. A companion decision authorized Cal Water to file a surcharge to recover the lost revenue between July 20, 2006 (the adopted effective date for rates) and August 29, 2006 (the date rates were implemented). The CPUC GRC decision granted an increase in annual revenue of $4,900 and authorized escalation increases for the eight districts on July 1, 2007 and July 1, 2008. Due to the CPUC’s procedures for escalation year increases, we are unable to predict the amount of the increases. The decision authorized a 10.16% return on equity and an 8.52% overall rate of return.
Additionally, Cal Water requested several modifications to CPUC rate-setting procedures, including a water revenue adjustment mechanism that would allow recovery (and refund) of water revenues when actual water sales differ from adopted water sales in the GRCs. This proposal would have decoupled revenues from sales, removing a disincentive to pursue water conservation, by implementing a sales decoupling mechanism similar to what was adopted for California’s investor-owned electric utilities. While the proposed mechanism was not authorized, Cal Water was ordered to file an application requesting a sales decoupling mechanism and conservation rates. Cal Water filed an application on October 23, 2006, requesting a sales decoupling mechanism and conservation rates for all 24 ratemaking districts.
In Cal Water’s 2005 GRCs, we requested a full-cost balancing account that would allow recovery of changes in source of supply mix (well water versus purchased water) as well as price changes under current procedures. The decision authorized a memorandum account in the Rancho-Dominguez district that would be triggered if water production from low-cost sources falls below a defined threshold.
Also in the 2005 GRCs, Cal Water requested a rate base equalization account to minimize the impact on rates of large capital projects in small water systems. After its filing, Cal Water and the CPUC’s Division of Ratepayer Advocates, along with five intervenors, entered into a settlement that would implement a Rate Support Fund and low-income ratepayer assistance for the customers of several high cost systems. In the GRC decision, the CPUC authorized the Rate Support Fund and the low-income ratepayer assistance.

In January 2006, step rate increases for thirteen districts totaling $1,900 were authorized. Additionally, in July 2006, step rate increases (now called escalation increases) for eight districts totaling $4,700 were authorized. In February 2006, we received authorization to recover (refund) various balancing and memorandum accounts. These authorizations are disclosed in Managements Discussion and Analysis in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 13, 2006. Finally, in July 2006 we were authorized “offset” rate increases of $2,400 in three districts. These increases will pass through to our customers increases in wholesale purchased water costs that occurred in 2006. Expense changes for the regulatory lag period as described above are booked into balancing accounts for future recovery.
Washington Water filed a general rate case with the Washington Utilities and Transportation Commission (UTC) on May 10, 2006. Since the UTC is a historical test year commission, the rate case was based on a 2005 test year. On September 27, 2006, the UTC approved an increase of $1,022 based on a return on equity of 12% and an overall return of 10.06%.
On May 25, 2006, the CPUC issued Decision 06-05-041. This decision provides the CPUC’s policy regarding the distribution of proceeds from the sale of utility property. For water utilities, the decision confirmed that the proceeds from properties that were sold and no longer necessary and useful would be treated in accordance with Section 790 of the Public Utilities Code. Section 790 provides that if the proceeds are reinvested in water utility property, the water utility will be allowed to include the property in rate base and earn a reasonable return on the proceeds. Because our surplus properties sales from 1996 – 2004 met the requirements of Section 790, no adjustments to rate base or earnings were ordered.
Elimination of the Earnings Test on Balancing Accounts
On April 13, 2006, the CPUC issued a decision that eliminated the non-weather-adjusted earnings test that was applied to offsettable expenses since November 2001. Elimination of the earnings test should significantly improve our ability to earn our authorized rate of return. Over the past three years, we were unable to recover $3,500 in prudently incurred offsettable expenses. The decision does not address the weather-adjusted earnings test that is required for step rate increases.
LIQUIDITY AND CAPITAL RESOURCES
Cash Flows from Operating Activities
For the quarter and nine-months ended September 30, 2006, we had positive cash flow from operations of $30,015 and $48,034, respectively. Traditionally, a significant percentage of our net income and cash flows comes from California regulated operations; therefore the CPUC’s actions have a significant impact on our business. See”-Critical Accounting Policies—Expense Balancing and Memorandum Accounts” and Regulatory Matters” above.
Investing Activities
For the quarter and nine-months ended September 30, 2006, we had net capital additions of $24,104 and $79,154, respectively.

Financing Activities
During the quarter we sold $20,000 of senior unsecured notes. The notes were for 25 years with a 6.02% coupon. We used the proceeds to pay down short-term borrowings and to fund capital expenditures.
Short-term and Long-term Debt
We had short-term bank borrowings of $1,750 at September 30, 2006, and no short-term borrowings at December 31, 2005, on Cal Water’s credit facility. We have a $10,000 credit facility, which includes Washington Water, New Mexico Water, Hawaii Water, and CWS Utility Services. Cal Water has a $45,000 credit facility. Both agreements have a requirement for balances to be below certain thresholds for 30 consecutive days each calendar year. At September 30, 2006, we were in compliance with the covenants of both facilities.
In September 2004, Cal Water received authorization from the CPUC on our financing filing related to $250,000 of additional debt or equity available for issuance through the year 2009. This amount will be utilized on an as-needed basis.
On August 31, 2006, we completed the issuance of an unsecured $20,000, 6.02%, 25-year Series O Senior Note. The funds were used to pay down short-term borrowings and to fund capital expenditures.
Debt Credit Ratings
Cal Water’s debt is rated A2 by Moody’s Investors Service (Moody’s) and A+ by Standard & Poor’s (S&P). The rating from Moody’s was downgraded in February 2004 from A1 to A2. The ratings from both Moody’s and S&P were unchanged during the quarter and the last rating change from Moody’s was in the first quarter of 2004, while the last change from S&P was January 18, 2005.
Shelf Registration
We had approximately $35,600 in securities available for future issuance under a shelf registration filed with the SEC in 2003. In addition, on August, 23, 2006, a shelf registration became effective which provides for the issuance from time to time of up to $150,000 of preferred stock and common stock. We may issue any of these types of securities until the amount registered is exhausted, and will add the net proceeds from the sale of the securities to our general funds to be used for general corporate purposes, which may include investment in subsidiaries, working capital, capital expenditures, repayment of short-term borrowings, refinancing of existing long-term debt, acquisitions and other business opportunities.
A prospectus supplement and prospectus were filed with the SEC under rule 424 (b) (2) on September 27, 2006. On October 5, 2006, we announced the issuance of 2,000 shares of our common stock from the shelf registration statement. The underwriters subsequently exercised an over-allotment option and purchased an additional 250 shares. The shares were sold at $36.75 per share less an underwriter’s discount. The net proceeds before expenses to us were $79,587, and the transaction was closed on October 12, 2006. The funds from the offering were used to pay down short-term borrowings and to invest in short-term money market instruments pending their use for general corporate purposes. After the issuance of the 2,250 shares described above, we have approximately $102,900 in securities for issuance under our shelf registration statement available for future issuance.
Dividends, Book Value and Shareholders
The third quarter common stock dividend of $0.2875 per share was paid on August 18, 2006, compared to a quarterly dividend in the third quarter of 2005 of $0.2850 per share. This was our 247th consecutive quarterly dividend. Annualized, the 2006 dividend rate is $1.15 per common share, compared to $1.14 per common share in 2005. Based on the previous 12-month earnings per share at September 30, 2006, the dividend payout ratio is 85%. For the full year 2005, the payout ratio was 78% of net income. On a long-term basis, our goal is to achieve a dividend payout ratio of 60% of net income accomplished through future earnings growth.
At its October 25, 2006 meeting, our Board declared the fourth quarter dividend of $0.2875 per share payable on November 17, 2006, to stockholders of record on November 6, 2006. When paid, this will be our 248th consecutive quarterly dividend.
2007 Financing Plan
We are currently reviewing our financing needs for 2007. We may consider issuing equity or long-term debt to meet our financing needs. We intend to fund our capital needs in future periods through a relatively balanced approach between long-term debt and equity.
Book Value and Stockholders of Record
Book value per common share was $16.17 at September 30, 2006, compared to $15.98 at December 31, 2005.
There are approximately 3,024 stockholders of record for our common stock at September 30, 2006.
Utility Plant Expenditures
During the nine-months ended September 30, 2006, capital expenditures totaled $78,998; $59,740 was from company-funded projects and $19,258 was from third-party-funded projects. The planned 2006 company-funded capital expenditure budget is approximately $85,000. The actual amount may vary from the budget number due to timing of actual payments related to current year projects and prior year projects. We do not control third-party-funded capital expenditures and therefore are unable to estimate the amount of such projects for 2006.
At September 30, 2006, construction work in progress was $80,023 compared to $35,372 at December 31, 2005. Work in progress includes projects that are under construction but not yet complete and in service.

WATER SUPPLY
Based on information from water management agencies and internally developed data, we believe that our various sources of water supply are sufficient to meet customer demand for the foreseeable future. Historically, about half of the water is purchased from wholesale suppliers with the other half pumped from underground wells. A small portion is developed through three local surface treatment plants.
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
CONTRACTUAL OBLIGATIONS
During the nine-months ended September 30, 2006, there were no material changes in contractual obligations outside our normal course of business.
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
Historically, the California Public Utilities Commission’s balancing account or offsetable expense procedures allowed for increases in purchased water and purchased power costs to be passed on to our consumers. Traditionally, a significant percentage of our net income and cash flows comes from California regulated operations; therefore the California Public Utilities Commission’s actions have a significant impact on our business. See Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies —Expense Balancing and Memorandum Accounts” and “Regulatory Matters” above.

Item 4. CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures
We carried out an evaluation required by Rule 13a-15 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, under the supervision and with the participation of our management, including the Chief Executive Officer, or CEO, and the Chief Financial Office, or CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2006.
The evaluation of our disclosure controls and procedures included a review of our processes and implementation and the effect on the information generated for use in this Quarterly Report. In the course of this evaluation, we sought to identify any significant deficiencies or material weaknesses in our disclosure controls and procedures, to determine whether we had identified any acts of fraud involving personnel who have a significant role in our disclosure controls and procedures, and to confirm that any necessary corrective action, including process improvements, was taken. This type of evaluation is done every fiscal quarter so that our conclusions concerning the effectiveness of these controls can be reported in our periodic reports filed with the SEC. The overall goals of these evaluation activities are to monitor our disclosure controls and procedures and to make modifications as necessary. We intend to maintain these disclosure controls and procedures, modifying them as circumstances warrant.
Based on their evaluation as of September 30, 2006, our CEO and CFO have concluded that our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
(b) Changes to Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
From time to time, we are involved in various disputes and litigation matters that arise in the ordinary course of business. Periodically, we review the status of each significant matter and assess its potential financial exposure. If the potential loss from any claim or legal proceeding is considered probable and the amount or the range of loss can be estimated, we accrue a liability for the estimated loss in accordance with SFAS No 5, “Accounting for Contingencies.” Legal proceedings are subject to uncertainties, and the outcomes are difficult to predict. Because of such uncertainties, accruals are based only on the best information available at the time. As additional information becomes available, we reassess the potential liability related to pending claims and litigation matters and may revise estimates.
While the outcome of these disputes and litigation matters cannot be predicted with any certainty, management does not believe that the ultimate resolution of these matters will materially affect our financial position, results of operations, or cash flows.
Subsequent Event
On October 26, 2006, we were served with a complaint for personal injury due to exposure to asbestos in Superior Court County of Los Angeles Case No. BC360406. The plaintiff claims to have worked for two of our subcontractors on pipeline projects and Palos Verdes Water Company, a water utility acquired by us in 1970. The plaintiff alleges that we and other defendants are responsible for his asbestos related injuries. The plaintiff is seeking damages in the amount of $27,500. We do not believe we have any liability regarding this claim. In the event we are deemed to be liable, which we believe is remote, we plan to tender the claim to our insurance carrier and also to the subcontractors pursuant to contractual indemnity provisions.
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
Regulatory decisions may also impact prospective revenues and earnings, affect the timing of the recognition of revenues and expenses and may overturn past decisions used in determining our revenues and expenses. Our management continually evaluates the anticipated recovery of regulatory assets, liabilities, and revenues subject to refund and provides for allowances and/or reserves as deemed necessary. Under Financial Accounting Standard SFAS No.71 (Accounting for the Effects of Certain Types of Regulation), we can defer certain costs if we believe we will be allowed to recover those costs by future rate increases. If a commission determined that a portion of our assets were not recoverable in customer rates, we may suffer an asset impairment which would require a write down in such asset’s valuation.
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
Our water and wastewater services are governed by various federal and state environmental protection and health and safety laws and regulations. These provisions establish criteria for drinking water and for discharges of water, wastewater and airborne substances. The Environmental Protection Agency promulgates numerous nationally applicable standards, including maximum contaminant levels (MCLs) for drinking water. We believe we are currently in compliance with all of the MCLs promulgated to date but we can give no assurance that we will continue to comply with all water quality requirements. If we violate any federal or state regulations or laws governing health and safety, we could be subject to substantial fines or otherwise sanctioned.
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
In 1995, the State of California’s Department of Toxic Substances Control (DTSC) named us as a potential responsible party for cleanup of a toxic contamination plume in the Chico groundwater. The toxic spill occurred when cleaning solvents, which were discharged into the city’s sewer system by local dry cleaners, leaked into the underground water supply. The DTSC contends that our responsibility stems from our operation of wells in the surrounding vicinity that caused the contamination plume to spread. While we are cooperating with the clean up, we deny any responsibility for the contamination or the resulting cleanup.
In December 2002, we were named along with other defendants in two lawsuits filed by DTSC for the cleanup of the plume. The suits assert that the defendants are jointly and severally liable for the estimated cleanup of $8.7 million. The parties have undertaken settlement negotiations. If the parties finalize a written settlement agreement, it must then be approved by the court. In connection with these suits, our insurance carrier has filed a separate lawsuit against us for reimbursement of past defense costs which approximate $1 million. We believe that the insurance carrier clearly has a duty to defend and is not entitled to any defense cost reimbursement. Furthermore, we believe that insurance coverage exists for this claim. Consequently, we have filed a number of pre-trial motions to dismiss the lawsuit. However, if our claim is ultimately found to be excludable under insurance policies, we may have to pay damages. Although we consider it remote that we will not be able to recover amounts paid for damages through rate increases, we can give no assurance that we will be able to make such a recovery.
The number of environmental and product-related lawsuits against other water utilities have increased in frequency in recent years. If we are subject to additional environmental or product-related lawsuit, we might incur significant legal costs and it is uncertain whether we would be able to recover the legal costs from ratepayers or other third parties. In addition, if current California law regarding California Public Utilities Commission’s preemptive jurisdiction over regulated public utilities for claims about compliance with California Department of Health Services and United States Environmental Protection Agency water quality standards changes, our legal exposure may be significantly increased.

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
The parties from whom we purchase water maintain significant infrastructure and systems to deliver water to us. Maintenance of these facilities is beyond our control. If these facilities are not adequately maintained or if these parties otherwise default on their obligations to supply water to us, we may not have adequate water supplies to meet our customers’ needs.
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
We may or may not be able to recover increased operating and construction costs on a timely basis, or at all, for our regulated systems through the ratemaking process. Although we can give no assurance, we may also be able to recover certain of these costs from third parties that may be responsible, or potentially responsible, for groundwater contamination.
Changes in water supply costs directly affect our earnings.
The cost to obtain water for delivery to our customers varies depending on the sources of supply, wholesale suppliers’ prices and the quantity of water produced to supply customer water usage. Our source of supply varies by operating district. Certain districts obtain all of their supply from wells, some districts purchase all of the supply from wholesale suppliers and other districts obtain the supply from a combination of well and purchased sources. A portion of the supply is from surface sources and processed through company-owned water treatment plants. On average, slightly more than half of the water we deliver to our customers is pumped from wells or received from a surface supply with the remainder purchased from wholesale suppliers. Water purchased from suppliers usually costs us more than surface supplied or well pumped water. During 2005, the cost of purchased water for delivery to customers represented 33.5% of our total operating costs and in 2004 it represented 34.9% of our total operating costs.
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
Purchased power expense represents electricity purchased to operate the wells and pumps. Purchased power is a significant operating expense. During 2005, purchased power expense represented 7.9% of our total operating costs and in 2004 it represented 8.5% of our total operating costs. These costs, which are beyond our control, can and do increase unpredictably. These costs can also increase in substantial amounts, as occurred in California during 2001 when rates we paid for electricity increased 48%. Cash flows between general rate case filings and our earnings maybe adversely affected until the commission authorizes a rate change. We are allowed to track the expense differences caused by the rate change and request future recovery which is subject to an earnings test.
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
The water utility business is capital-intensive. We invest significant funds to add or replace property, plant and equipment. In addition, water shortages may adversely affect us by causing us to rely on more purchased water. This could cause increases in capital expenditures needed to build pipelines to secure alternative water sources. In addition, we require capital to grow our business through acquisitions. We fund our capital requirements from cash received from operations and funds received from developers. We seek to meet our long-term capital needs by raising equity through common or preferred stock issues or issuing debt obligations. We also borrow funds from banks under short-term bank lending arrangements. We cannot give any assurance that these sources will continue to be adequate or that the cost of funds will remain at levels permitting us to earn a reasonable rate of return. In the event we are unable to obtain sufficient capital, our expansion efforts could be curtailed, which may affect our growth and may affect our future results of operations.
Our ability to access the capital markets is effected by the ratings of certain of our debt securities. Moody’s Investor Services, Inc. and Standard & Poor’s Ratings Services issue ratings on California Water Service Company’s ability to repay certain debt obligations. The credit rating agencies could downgrade our credit rating based on reviews of our financial performance and projections or upon the occurrence of other events that could impact our business outlook. Moody’s current rating of California Water Service Company’s senior secured debt is A2 with a stable rating. Standard & Poor’s rating is A+ with a stable outlook. Lower ratings by the agencies could restrict our ability to access equity and debt capital. We can give no assurance that the rating agencies will maintain ratings which allow us to borrow under advantageous conditions and at reasonable interest rates. A future downgrade by the agencies could also increase our cost of capital by causing potential investors to require a higher interest rate due to a perceived risk related to our ability to repay outstanding debt obligations.
While the majority of our debt is long term at fixed rates, we do have interest rate exposure in our short-term borrowings which have variable interest rates. We are also subject to interest rate risks on new financings. However, if interest rates were to increase on a long-term basis, our management believes that customer rates would increase accordingly, subject to approval by the appropriate commission. We can give no assurance that the commission will approve such an increase in customer rates.
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
Our subsidiaries are separate and distinct legal entities and generally have no obligation to pay any amounts due on California Water Service Group’s debt or to provide California Water Service Group with funds for dividends. Moreover, our subsidiaries are obligated to give first priority to their own capital requirements and to maintain a capital structure consistent with that determined to be reasonable by the relevant commissions in their most recent decisions on capital structure in order that ratepayers not be adversely affected by the holding company structure. Furthermore, our right to receive cash or other assets upon the liquidation or reorganization of a subsidiary is generally subject to the prior claims of creditors of that subsidiary. If we are unable to obtain funds from our subsidiaries in a timely manner we may be unable to meet our obligations or pay dividends.
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
Any of these transactions could involve numerous additional risks. For example, we may incur one or more of the following:
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
Our revenues will decrease, and such decrease may be material, if a significant business or industrial customer terminates or materially reduces its use of our water. Approximately $71,203, or 22% of our 2005 water utility revenues was derived from business and industrial customers. If any of our large business or industrial customers reduces or ceases its consumption of our water, we may seek commission approval to increase the rates of our remaining customers to offset decreased revenues. There can be no assurance, however, that the commission would approve such a rate relief request, and even if it did approve such a request, it would not apply retroactively to the date of the reduction in consumption. The delay between such date and the effective date of the rate relief may be significant and could adversely affect our operating results and cash flows.
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
We believe our labor relations are good, but in light of rising costs for healthcare and pensions, contract negotiations in the future may be difficult. We are subject to a risk of work stoppages and other labor relations matters as we negotiate with the unions to address these issues, which could affect our results of operations and financial condition. We can give no assurance that issues with our labor forces will be resolved favorably to us in the future or that we will not experience work stoppages.
We depend significantly on the services of the members of our management team, and the departure of any of those persons could cause our operating results to suffer.
Our success depends significantly on the continued individual and collective contributions of our management team. The loss of the services of any member of our management team could have a material adverse effect on our business as our management team has knowledge of our industry and customers and would be difficult to replace.
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
The effects of natural disasters, terrorist activity, pandemics, or poor water quality or contamination to our water supply may result in disruption in our services and litigation which could adversely affect our business, operating results and financial condition.
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
Our water supplies are subject to contamination, including contamination from the development of naturally-occurring compounds, chemicals in groundwater systems, pollution resulting from man-made sources, such as MTBE, sea water incursion and possible terrorist attacks. If our water supply is contaminated, we may have to interrupt the use of that water supply until we are able to substitute the flow of water from an uncontaminated water source. In addition, we may incur significant costs in order to treat the contaminated source through expansion of our current treatment facilities, or development of new treatment methods. If we are unable to substitute water supply from an uncontaminated water source, or to adequately treat the contaminated water source in a cost-effective manner, there may be an adverse effect on our revenues, operating results and financial condition. The costs we incur to decontaminate a water source or an underground water system could be significant and could adversely affect our business, operating results and financial condition and may not be recoverable in rates. We could also be held liable for consequences arising out of human exposure to hazardous substances in our water supplies or other environmental damage. For example, private plaintiffs have the right to bring personal injury or other toxic tort claims arising from the presence of hazardous substances in our drinking water supplies. Our insurance policies may not be sufficient to cover the costs of these claims.
We operate a dam. If the dam were to fail for any reason, we would lose a water supply and flooding likely would occur. Whether or not we were responsible for the dam’s failure, we could be sued. We can give no assurance that we would be able to successfully defend such a suit.
In light of the threats to the nation’s health and security ensuing in the wake of the September 11, 2001, we have taken steps to increase security measures at our facilities and heighten employee awareness of threats to our water supply. We have also tightened our security measures regarding the delivery and handling of certain chemicals used in our business. We have and will continue to bear increased costs for security precautions to protect our facilities, operations and supplies. These costs may be significant. Despite these tightened security measures, we may not be in a position to control the outcome of terrorist events should they occur.
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
The accuracy of our judgments and estimates about financial and accounting matters will impact our operating results and financial condition.
We make certain estimates and judgments in preparing our financial statements regarding, among others:
•	the useful life of intangible rights;

•	the number of years to depreciate certain assets;

•	amounts to set aside for uncollectible accounts receivable, inventory obsolesces and uninsured losses;

•	our legal exposure and the appropriate accrual for claims, including medical claims and workers’ compensation claims;

•	future costs for pensions and other post-retirement benefits; and

•	possible tax allowances.

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

Item 6. EXHIBITS

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

November 9, 2006	CALIFORNIA WATER SERVICE GROUP Registrant
	By:	/s/ Martin A. Kropelnicki
Martin A. Kropelnicki
Vice President, Chief Financial Officer and Treasurer

Signed on behalf of the registrant as both an authorized officer and as the principal financial officer.