Form 10-K
period 2006-12-31
CALIFORNIA WATER SERVICE GROUP
filed 2007-03-14
CIK 1035201

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .

Commission file No. 1-13883
CALIFORNIA WATER SERVICE GROUP
(Exact name of registrant as specified in its charter)

Delaware	77-0448994
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1720 North First Street, San Jose, California	95112
(Address of Principal Executive Offices)	(Zip Code)

(408) 367-8200
(Registrant’s Telephone Number, including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class: Common Stock, $0.01 par value per share Preferred Share Purchase Rights	Name of Each Exchange on which Registered: New York Stock Exchange New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 of Section 15(d) of the Act. Yes ☐     No ☑

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the common stock held by non-affiliates of the Registrant was $646.7 million on June 30, 2006, the last business day of the registrant’s most recently completed second fiscal quarter. The valuation is based on the closing price of the registrant’s common stock as traded on the New York Stock Exchange.

Common stock outstanding at March 6, 2007, — 20,656,699 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the California Water Service Group 2007 Annual Meeting are incorporated by reference into Part III hereof.

i

		Page

PART III
Item 10.	Directors and Executive Officers of the Registrant	75
Item 11.	Executive Compensation	75
Item 12.	Security Ownership of Certain Beneficial Owners and Management	75
Item 13.	Certain Relationships and Related Transactions	75
Item 14.	Principal Accountant Fees and Services	75

PART IV
Item 15.	Exhibits, Financial Statement Schedules	75
Signatures		76
Exhibit Index		78
EXHIBIT 4.24
EXHIBIT 10.44
EXHIBIT 21.1
EXHIBIT 23.1
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32

ii

PART I

Item 1.	Business.

Forward-Looking Statements

This annual report, including all documents incorporated by reference, contains forward-looking statements within the meaning established by the Private Securities Litigation Reform Act of 1995 (Act). Forward-looking statements in this annual report are based on currently available information, expectations, estimates, assumptions and projections, and our management’s beliefs, assumptions, judgments and expectations about us, the water utility industry and general economic conditions. These statements are not statements of historical fact. When used in our documents, statements that are not historical in nature, including words like “expects,” “intends,” “plans,” “believes,” “may,” “estimates,” “assumes,” “anticipates,” “projects,” “predicts,” “forecasts,” “should,” “seeks,” or variations of these words or similar expressions are intended to identify forward-looking statements. The forward-looking statements are not guarantees of future performance. They are based on numerous assumptions that we believe are reasonable, but they are open to a wide range of uncertainties and business risks. Consequently, actual results may vary materially from what is contained in a forward-looking statement.

Factors which may cause actual results to be different than those expected or anticipated include, but are not limited to:

•	governmental and regulatory commissions’ decisions, including decisions on proper disposition of property;

•	changes in regulatory commissions’ policies and procedures;

•	the timeliness of regulatory commissions’ actions concerning rate relief;

•	new legislation;

•	changes in accounting valuations and estimates;

•	the ability to satisfy requirements related to the Sarbanes-Oxley Act and other regulations on internal controls;

•	electric power interruptions;

•	increases in suppliers’ prices and the availability of supplies including water and power;

•	fluctuations in interest rates;

•	changes in environmental compliance and water quality requirements;

•	acquisitions and the ability to successfully integrate acquired companies;

•	the ability to successfully implement business plans;

•	changes in customer water use patterns;

•	the impact of weather on water sales and operating results;

•	changes in the capital markets and access to sufficient capital on satisfactory terms;

•	civil disturbances or terrorist threats or acts, or apprehension about the possible future occurrences of acts of this type;

•	the involvement of the United States in war or other hostilities;

•	our ability to attract and retain qualified employees;

•	labor relations matters as we negotiate with the unions;

•	restrictive covenants in or changes to the credit ratings on current or future debt that could increase financing costs or affect the ability to borrow, make payments on debt, or pay dividends; and

•	the risks set forth in “Risk Factors” included elsewhere in this annual report.

In light of these risks, uncertainties and assumptions, investors are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this annual report or as of the date of any document incorporated by reference in this report, as applicable. When considering forward-looking statements, investors should keep in mind the cautionary statements in this annual report and the documents incorporated by reference. We are not under any obligation, and we expressly disclaim any obligation, to update or alter any forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

California Water Service Group is a holding company incorporated in Delaware with five operating subsidiaries: California Water Service Company (Cal Water), CWS Utility Services (Utility Services), New Mexico Water Service Company (New Mexico Water), Washington Water Service Company (Washington Water), and Hawaii Water Service Company, Inc. (Hawaii Water). Cal Water, New Mexico Water, Washington Water, and Hawaii Water are regulated public utilities. The regulated utility entities also provide some non-regulated services. Utility Services provides non-regulated services to private companies and municipalities. Cal Water was the original operating company and began operations in 1926. The other entities were incorporated within the last 10 years.

Our business is conducted through our operating subsidiaries. The bulk of the business consists of the production, purchase, storage, treatment, testing, distribution and sale of water for domestic, industrial, public and irrigation uses, and for fire protection. We also provide non-regulated water-related services under agreements with municipalities and other private companies. The non-regulated services include full water system operation, billing and meter reading services. Non-regulated operations also include the lease of communication antenna sites, lab services, and our Extended Service Protection program. Earnings may be significantly affected by the sale of surplus real properties if and when they occur.

During the year ended December 31, 2006, there were no significant changes in the kind of products produced or services rendered or those provided by our operating subsidiaries, or in the markets or methods of distribution.

Our mailing address and contact information is:

California Water Service Group
1720 North First Street
San Jose, California 95112-4598
telephone number: 408-367-8200
www.calwatergroup.com

Annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports are available free of charge through our website. The reports are available on our website on the same day they appear on the SEC’s website.

Regulated Business

California water operations are conducted by the Cal Water and Utility Services entities, which provide service to approximately 460,900 customers in 83 California communities through 26 separate districts. Of these 26 districts, 24 districts are regulated water systems, which are subject to regulation by the California Public Utilities Commission (CPUC). The other 2 districts, the City of Hawthorne and the City of Commerce, are governed through their respective city councils and are considered non-regulated because they are outside of the CPUC’s jurisdiction. California water operations account for approximately 95% of our total customers and approximately 96% of our total consolidated operating revenue.

Washington Water provides domestic water service to approximately 15,400 customers in the Tacoma and Olympia areas. Washington Water’s utility operations are regulated by the Washington Utilities and Transportation Commission. Washington Water accounts for approximately 3% of our total customers and approximately 2% of our total consolidated operating revenue.

New Mexico Water provides service to approximately 7,100 water and wastewater customers in the Belen, Los Lunas and Elephant Butte areas in New Mexico. New Mexico’s regulated operations are subject to the jurisdiction of the New Mexico Public Regulation Commission. New Mexico Water accounts for approximately 1% of our total customers and approximately 1% of our total consolidated operating revenue.

Hawaii Water provides water service to approximately 500 customers on the island of Maui, including several large resorts and condominium complexes. Hawaii’s regulated operations are subject to the jurisdiction of the Hawaii Public Utilities Commission. Hawaii Water accounts for less than 1% of our total customers and approximately 1% of our total operating revenue.

The state regulatory bodies governing our regulated operations are referred to as the Commissions in this report. Rates and operations for regulated customers are subject to the jurisdiction of the respective state’s regulatory commission. The Commissions require that water and wastewater rates for each regulated district be independently determined. The Commissions are expected to authorize rates sufficient to recover normal operating expenses and allow the utility to earn a fair and reasonable return on invested capital.

We distribute water in accordance with accepted water utility methods. Where applicable, we hold franchises and permits in the cities and communities where we operate. The franchises and permits allow us to operate and maintain facilities in public streets and right- of-ways as necessary.

Non-Regulated Businesses

We operate the City of Hawthorne and the City of Commerce water systems under lease agreements. In accordance with the lease agreements, we receive all revenues from operating the systems and are responsible for paying the operating costs. Rates for the City of Hawthorne and City of Commerce water systems are established in accordance with operating agreements and are subject to ratification by the respective city councils. The City of Hawthorne lease is a 15-year lease and expires in 2011. The City of Commerce lease is a 15-year lease and expires in 2018. The terms of other operating agreements range from one-year to three-year periods with provisions for renewals.

In February 1996, we entered into an agreement to operate the City of Hawthorne water system. The system, which is located near the Hermosa-Redondo district, serves about half of Hawthorne’s population. The agreement required us to make an up-front $6.5 million lease payment to the city that is being amortized over the lease term. Additionally, annual lease payments of $0.1 million are made to the city and indexed to changes in water rates. Under the lease we are responsible for all aspects of system operation and capital improvements, although title to the system and system improvements reside with the city. At the end of the lease, the city is required to reimburse us for the unamortized value of capital improvements made during the term of the lease. In exchange, we receive all revenue from the water system, which was $5.4 million, $5.8 million and $5.9 million in 2006, 2005, and 2004, respectively.

In July 2003, an agreement was negotiated with the City of Commerce to lease and operate its water system. The lease requires us to pay $0.8 million per year in monthly installments and pay $200 per acre-foot for water usage exceeding 2,000 acre-feet per year plus a percentage of certain operational savings that may be realized. Under the lease agreement, we are responsible for all aspects of the system’s operations. The city is responsible for capital expenditures, and title to the system and system improvements resides with the city. We bear the risks of operation and collection of amounts billed to customers. The agreement includes a procedure to request rate changes for costs changes outside of our control and other cost changes. In exchange, we receive all revenue from the system, which totaled $1.7 million, $1.7 million, and $1.8 million in 2006, 2005, and 2004, respectively.

The City of Hawthorne and the City of Commerce are governed through their respective city councils and are considered non-regulated because they are outside of the CPUC’s jurisdiction. We report revenue and expenses for the City of Hawthorne and City of Commerce leases in operating revenue and operating expenses because we are entitled to retain all customer billings and are generally responsible for all operating expenses.

Fees for other non-regulated activities are based on contracts negotiated between the parties. Under other contract arrangements, we operate municipally owned water systems, privately owned water systems, and recycled water distribution systems, but are not responsible for all operating costs. Non-regulated revenue received from water system operations is generally determined on a fee-per-customer basis. With the exception of the agreements for operation of the City of Hawthorne and City of Commerce water systems, revenue and expenses from non-

regulated operations are accounted for in other income and expense on a pretax basis in the Consolidated Statements of Income.

In addition to the non-regulated services we provide for the City of Hawthorne and the City of Commerce, we also provide non-regulated water-related services to other municipalities and private companies. Non-regulated activities consist primarily of:

•	operating water systems, which are owned by other entities;

•	providing meter reading and billing services;

•	leasing communication antenna sites on our properties;

•	operating recycled water systems;

•	providing lab services for water quality testing;

•	Extended Service Protection (ESP) program covering repairs to customers’ water lines between water meter and home; and

•	Selling surplus property.

The revenue from these activities is not included in operations revenue, and therefore is reported below operating profit on the income statement. Due to the variety of services provided and activities being outside of our core business, the number of customers is not tracked for these non-regulated activities, except customers for the City of Hawthorne and the City of Commerce.

Our non-regulated operations include full service operation and maintenance of water systems for cities and private owners, operation of recycled water systems, meter reading services, utility billing services, laboratory services, sales of surplus properties, leases of antenna sites, and our Extended Service Protection program.

We operate municipally owned water systems under contract for the various cities. Washington Water operates numerous private water systems under contract arrangements.

We provide meter reading and customer billing services for several municipalities in California. We also provide sewer and refuse billing services to several municipalities.

We lease antenna sites to telecommunication companies, which place equipment at various Company-owned sites. Individual lease payments range from $700 to $2,600 per month. The antennas are used in cellular phone and personal communication applications. We continues to negotiate new leases for similar uses.

We provide laboratory services to San Jose Water Company, a 5% stockholder of Cal Water, and Great Oaks Water Company and for the systems under operation and maintenance agreements.

In 2006, we implemented an Extended Service Protection program (ESP). The ESP program covers certain repairs to residential customer’s water line between the meter and the home. Typically the utility is responsible for servicing and maintaining the water line up to and including the meter. The home owner is responsible for the water line from the meter to the house. Under the ESP program, residential customers can elect to purchase our ESP non-regulated product which provides protection in the event there are certain types of leaks in the customer’s water line.

Operating Segment

We operate primarily in one business segment, the supply and distribution of water and providing water-related utility services.

Growth

We intend to continue exploring opportunities to expand our regulated and non-regulated businesses in the western United States. The opportunities could include system acquisitions, lease arrangements similar to the City of Hawthorne contract, full service system operation and maintenance agreements, meter reading, billing contracts and other utility-related services. Management believes that a holding company structure facilitates providing non-regulated utility services, which are not subject to any Commission’s jurisdiction.

Geographical Service Areas and Number of Customers at Year-end

Our principal markets are users of water within our service areas. Most of the geographical service areas that we service are regulated. In addition, the City of Hawthorne and City of Commerce are included due to similarities in structure and risk of operations. The approximate number of customers served in each district is as follows:

Regulated Customers, City of Hawthorne and City of Commerce Customers at December 31, (rounded to the nearest hundred)

	2006	2005

SAN FRANCISCO BAY AREA
Mid-Peninsula (serving San Mateo and San Carlos)	36,100	36,100
South San Francisco (including Colma and Broadmoor)	16,800	16,800
Bear Gulch (serving portions of Menlo Park, Atherton, Woodside and Portola Valley)	18,000	18,000
Los Altos (including portions of Cupertino, Los Altos Hills, Mountain View and Sunnyvale)	18,600	18,500
Livermore	18,200	18,100

	107,700	107,500

SACRAMENTO VALLEY
Chico (including Hamilton City)	26,900	26,400
Oroville	3,600	3,600
Marysville	3,800	3,800
Dixon	2,900	2,900
Willows	2,300	2,300
Redwood Valley (Lucerne, Duncans Mills, Guerneville, Dillon Beach, Noel Heights & portions of Santa Rosa)	2,000	2,000

	41,500	41,000

SALINAS VALLEY
Salinas	27,800	27,800
King City	2,400	2,400

	30,200	30,200

SAN JOAQUIN VALLEY
Bakersfield	64,900	63,600
Stockton	42,100	42,300
Visalia	37,800	35,800
Selma	6,100	6,000
Kern River Valley	4,300	4,300
Antelope Valley (Fremont Valley, Lake Hughes, Lancaster & Leona Valley)	1,400	1,400

	156,600	153,400

	2006	2005

LOS ANGELES AREA
East Los Angeles (including portions of the City of Commerce)	27,800	27,800
Hermosa-Redondo (serving Hermosa Beach, Redondo Beach and a portion of Torrance)	26,200	26,100
Dominguez (Carson and portions of Compton, Harbor City, Long Beach, Los Angeles and Torrance)	33,700	33,600
Palos Verdes (including Palos Verdes Estates, Rancho Palos Verdes, Rolling Hills Estates and Rolling Hills)	24,000	24,000
Westlake (a portion of Thousand Oaks)	7,000	7,000
Hawthorne (leased municipal system)	6,200	6,100

	124,900	124,600

CALIFORNIA TOTAL	460,900	456,700
HAWAII	500	500
NEW MEXICO	7,100	6,500
WASHINGTON	15,400	15,300

COMPANY TOTAL	483,900	479,000

Rates and Regulation

Our water utility rates and service for the regulated business are subject to the jurisdiction of the state regulatory commissions. The Commissions’ decisions and the timing of those decisions can have a significant impact on our operations and earnings.

Since our 24 California-regulated operating districts are not physically integrated, rates are set independently for each district as required by the CPUC. General office (headquarters) expenses and capital expenditures are considered separately and allocated ratably to the operating districts.

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

According to the CPUC’s processing schedule, a final decision should be expected about 12 months after the filings are accepted by the CPUC. Since 2004, Cal Water has received GRC decisions on a timely basis. We expect future filings to receive decisions on the CPUC’s published processing time line. If decisions are delayed in the future, legislation enacted in 2003 gives us protection by establishing an effective date when the decision should have been made. This allows interim rates to be charged and retroactive adjustments once the CPUC renders a decision.

Because districts are on different three-year GRC rate case cycles, the number of customers affected by GRC filings varies from year to year.

In January 2005, the CPUC approved the California Water Action Plan (the Plan). The Plan identifies and lays out 28 best practices associated with water infrastructure management and rate making that California would like to adopt over time. Among other things, the Plan calls for streamlining the GRC process, development and adoption of a Rate Adjustment Mechanism, and creating incentives for large water systems to acquire smaller systems. As part of the streamlining process, we are planning to submit GRC filings for all 24 districts and our General Office in May

2007. While it is still unknown as to whether the Commission will process the applications, it is anticipated that the process will reduce the regulatory lag in recovery of reasonable expenses. We generally supports the action of the CPUC in its effort to improve water policy in the State of California

Water rates for Washington Water and New Mexico Water regulated operations are set based on historic 12-month data. Applications are filed on an “as needed” basis and can be submitted annually. Water rates for Hawaii Water are set based on a combination of historical base and forward-looking methodology and are allowed to be filed annually. In these states, regulatory procedures do not provide for step rate increases or offset increases (see “Offsetable Expenses and Balancing Accounts” below), except for Hawaii, which allows immediate rate adjustments to changes in purchased power rates.

Offsetable Expenses and Balancing Accounts

We record costs for purchased water, purchased power and pump taxes as incurred. Expenses for these categories above or below levels included in prior GRC decisions are tracked in off-line expense balancing or memorandum accounts. The cost differences are referred to as offsetable expenses. When the CPUC authorizes a rate change to recover the costs tracked in expense balancing or memorandum accounts, the rate change is referred to as an offset rate change. We do not record revenue or refunds related to the balancing accounts until authorized by the CPUC, and then only as the authorized rates are included in customers’ monthly billings. Currently, recovery of balancing and memorandum accounts is subject to a downward adjustment only based on a review of each district’s earnings for the past calendar year. If the recorded return on rate base exceeds the rate authorized by the Commission, recovery of the balancing account balance is adjusted downward by the amount of earnings above the authorized return.

See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Rates and Regulation” for more information on rates and regulation.

Seasonal Fluctuations

Our water business is seasonal in nature and weather conditions can have a material effect on customer usage and thus, impact operating revenues and net income. Customer demand for water generally is lower during the cooler and rainy, winter months. Demand increases in the spring when warmer weather returns and the rains end, and customers use more water for outdoor purposes, such as landscape irrigation. Warm temperatures during the generally dry summer months result in increased demand. Water usage declines during the fall as temperatures decrease and the rainy season begins.

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

Drought can have an impact on the business. When rainfall is below average for consecutive years, drought conditions can develop and certain customers may be required to reduce consumption to preserve available supply. As an example, from 1987 to 1993, California experienced a six-year period when rainfall was below historic average. During that period, some districts issued water-rationing requirements to their customers. In certain districts, penalties were assessed on customers who exceeded monthly allotments, which was approved by the CPUC after local governments enacted ordinances for drought. During past drought periods, the CPUC has allowed modifications to Cal Water’s customer billings that provided a means to recover a portion of revenue that was deemed lost due to conservation measures, although there are no assurances the CPUC would do so in future droughts.

Because the demand for water varies by season, our revenues may vary greatly from quarter to quarter, even though our fixed costs and expenses will not. Therefore, the results of operations for one period may not indicate results to be expected in another period.

Water Supply

In California, we obtain our water supply from wells, surface runoff or diversion, and by purchase from public agencies and other wholesale suppliers. Our water supply has been adequate to meet customer demand; however, during periods of drought, some districts have experienced mandatory water rationing. California’s rainy season usually begins in November and continues through March with the most rain typically falling in December, January and February. During winter months, reservoirs and underground aquifers are replenished by rainfall. Snow accumulated in the mountains provides an additional water source when spring and summer temperatures melt the snowpack, producing runoff into streams and reservoirs, and also replenishing underground aquifers.

Washington and Hawaii receive rain in all seasons with the majority falling during winter months. Washington Water and Hawaii Water draw all their water supply by pumping from wells. Historically, about half of Cal Water’s water supply is purchased from wholesale suppliers with the balance pumped from wells. During 2006, approximately 47 percent of the Cal Water supply was obtained from wells, 48 percent was purchased from wholesale suppliers and 5 percent was obtained from surface supplies. Well water is generally less expensive and Cal Water strives to maximize the use of its well sources in districts where there is an option between well or purchased supply sources.

New Mexico Water’s rainfall normally occurs in all seasons, but is heaviest in the summer monsoon season. New Mexico Water pumps all of its water supply from wells based on its water rights.

We have five California water treatment plants in the Bakersfield, Bear Gulch, Kernville, Oroville and Redwood Valley districts. Water for operation of the Bakersfield plant, with a capacity of 20 million gallons per day, is drawn from the Kern River under a long-term contract with the City of Bakersfield. The other four plants have a capacity of 13 million gallons per day.

During 2006, we produced 132 billion gallons of water for its our customers, up 2% from the 129 billion gallons produced in 2005. The 2006 average daily water production was 363 million gallons, while the maximum single day production was 767 million gallons. By comparison, in 2005, the average daily water production was 356 million gallons and the maximum single day production was 471 million gallons.

The following table shows the quantity of water purchased and the percentage of purchased water to total water production in each California operating district that purchased water in 2006. All other districts receive 100% of their water supply from wells.

	(MG)
	Water
	Production	Percentage
District	Purchased	Purchased	Source of Purchased Supply

SAN FRANCISCO BAY AREA
Mid-Peninsula	5,779	100%	San Francisco Water Department
South San Francisco	3,009	100%	San Francisco Water Department
Bear Gulch	3,889	86%	San Francisco Water Department
Los Altos	3,286	70%	Santa Clara Valley Water District
Livermore	2,929	75%	Alameda County Flood Control and Water Conservation District
SACRAMENTO VALLEY
Oroville	1,021	83%	Pacific Gas and Electric Co. and County of Butte
Redwood Valley	146	75%	County of Lake
SAN JOAQUIN VALLEY
Antelope/Kern	283	33%	Antelope Valley-East Kern Water Agency and City of Bakersfield
Bakersfield	3,994	15%	Kern County Water Agency and City of Bakersfield
Stockton	6,285	61%	Stockton East Water District

	(MG)
	Water
	Production	Percentage
District	Purchased	Purchased	Source of Purchased Supply

LOS ANGELES AREA
East Los Angeles	4,724	71%	Central Basin Municipal Water District
Dominguez	11,355	86%	West Basin Municipal Water District
City of Commerce	114	15%	Central Basin Municipal Water District
Hawthorne	1,558	100%	West Basin Municipal Water District
Hermosa-Redondo	4,169	89%	West Basin Municipal Water District
Palos Verdes	6,655	100%	West Basin Municipal Water District
Westlake	3,124	100%	Calleguas Municipal Water District

MG = million gallons

The Bear Gulch district obtains a portion of its water supply from surface runoff from the local watershed. In the Oroville and Redwood Valley districts, the water purchased is from a surface supply. The surface sources are processed through the water treatment plants before being delivered to the distribution system. In the Bakersfield and Kern River Valley districts, we purchase surface supply then processes the water through our treatment plants. In addition, the Bakersfield district purchases treated water as a component of its water supply.

The Chico, Marysville, Dixon, and Willows districts in the Sacramento Valley, the Salinas and King City districts in the Salinas Valley, and the Selma and Visalia districts in the San Joaquin Valley obtain their entire supply from wells.

In the Salinas district, which solely depends upon ground water, several wells were taken out of service in the last three years, primarily due to poor water quality. We have installed treatment systems on some of these wells to meet customer demand. Management believes that water supply issues in the Salinas district will be adequately resolved in the future by seeking additional sources or additional treatment.

Purchases for the Los Altos, Livermore, Oroville, Redwood Valley, Stockton, and Bakersfield districts are pursuant to long-term contracts expiring on various dates after 2011.

The water supplies purchased for the Dominguez, East Los Angeles, Hermosa-Redondo, Palos Verdes, and Westlake districts, the City of Hawthorne system, and the City of Commerce system are provided by public agencies pursuant to a statutory obligation of continued non-preferential service to purveyors within the agencies’ boundaries.

Purchases for the South San Francisco, Mid-Peninsula, and Bear Gulch districts are in accordance with long-term contracts with the San Francisco Water Department (SFWD) expiring on June 30, 2009.

Management anticipates that we will be able to renew each of the water supply contracts as they expire. The price of wholesale water purchases is subject to pricing changes imposed by the various wholesalers. Price changes are generally beyond our control, and management expects that we will be allowed to recover the wholesale water suppliers’ rate increases in customers’ future rates. Recovery of any such increases is subject to approval by the CPUC and cannot be guaranteed.

Shown below are wholesaler price rates and increases that became effective in 2006, and estimated wholesaler price rates and percent changes for 2007.

			2006			2007
	Effective		Percent	Effective		Percent
District	Month	Unit Cost	Change	Month	Unit Cost	Change

Antelope	January	$220/af	8.6%	January	$239/af	8.6%
Bakersfield*	July	136/af	7.4%	July	146/af	7.4%
Bear Gulch	July	1.22/ccf	0.0%	July	1.35/ccf	10.7%
City of Commerce	July	498/af	2.0%	July	525/af	5.4%
Dominguez	January	536/af	1.7%	January	572/af	6.7%
East Los Angeles	July	498/af	2.0%	July	525/af	5.4%
Hawthorne	January	536/af	1.7%	January	572/af	6.7%
Hermosa-Redondo	January	536/af	1.7%	January	572/af	6.7%
Livermore	January	1.357/ccf	5.2%	January	1.458/ccf	7.4%
Los Altos	July	535/af	2.9%	July	560/af	4.7%
Oroville	January	69,200/yr	8.4%	January	75,000/yr	8.4%
Palos Verdes	January	536/af	1.7%	January	572/af	6.7%
Mid-Peninsula	July	1.22/ccf	0.0%	July	1.35/ccf	10.7%
Redwood Valley	May	46.17/af	4.0%	May	48/af	4.0%
So. San Francisco	July	1.22/ccf	0.0%	July	1.35/ccf	10.7%
Stockton	April	376,292/mo	(2.7)%	April	471,498.38/mo	25.3%
Westlake	January	572/af	3.8%	January	597/af	4.4%

af = acre foot; ccf = hundred cubic feet; yr = fixed annual cost; mo = fixed monthly cost

* untreated water

See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Water Supply” concerning more information on adequacy of supplies.

We work with all local suppliers and agencies responsible for water supply to insure adequate, long-term supply for each system.

Utility Plant Construction

We have continually extended, enlarged, and replaced our facilities as required to meet increasing demands and to maintain the water systems. We obtain construction financing using funds from operations, short-term bank borrowings, long-term financing, advances for construction and contributions in aid of construction that are funded by developers. Advances for construction are cash deposits from developers for construction of water facilities or water facilities deeded from developers. These advances are generally refundable without interest over a period of 40 years by equal annual payments. Contributions in aid of construction consist of nonrefundable cash deposits or facilities transferred from developers, primarily for fire protection and relocation projects. We cannot control the amount received from developers. This amount fluctuates from year-to-year as the level of construction activity carried on by developers varies. This activity is impacted by the demand for housing, commercial development, and general business conditions, including interest rates.

See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” for additional information.

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

California Energy Situation

The California energy crisis was well publicized. There is still uncertainty about the state’s ability to avoid future rolling electric blackouts, although we did not experience any major electric blackouts during 2006 or 2005. We continue to use power efficiently to minimize the power expenses passed on to our customers, and maintain backup power systems to continue water service to our customers if the power companies’ supplies are interrupted. Many of our well sites are equipped with emergency electric generators designed to produce electricity to keep the wells operating during power outages. Storage tanks also provide customers with water during blackout periods.

Security at Company Facilities

Due to terrorist and other risks, we have heightened security at our facilities and have taken added precautions to protect our employees and the water delivered to customers. In 2002, federal legislation was enacted that resulted in new regulations concerning security of water facilities, including submitting vulnerability assessment studies to the federal government. We have complied with EPA regulations concerning vulnerability assessments and has made filings to the EPA as required. In addition, communication plans have been developed as a component of our procedures. While we do not make public comments on our security programs, we have been in contact with federal, state, and local law enforcement agencies to coordinate and improve water delivery systems’ security.

Quality of Water Supplies

Our operating practices are designed to produce potable water in accordance with accepted water utility practices. Water entering the distribution systems from surface sources is treated in compliance with federal and state Safe Drinking Water Acts (SWDA) standards. Most well supplies are chlorinated or chloraminated for disinfection.

Water samples from each water system are analyzed on a regular, scheduled basis in compliance with regulatory requirements. We operate a state-certified water quality laboratory at the San Jose General Office that provides testing for most of our California operations. Certain tests in California are contracted with independent certified labs qualified under the Environmental Laboratory Accreditation Program. Local independent state certified labs provide water sample testing for the Washington, New Mexico and Hawaii operations.

In recent years, federal and state water quality regulations have continued to increase water testing requirements. The SDWA continues to be amended to reflect new public health concerns. We monitor water quality standard changes and upgrades our treatment capabilities to maintain compliance with the various regulations.

Competition and Condemnation

Our principal operations are regulated by the Commission of each state. Under state laws, no privately owned public utility may compete within any service territory that we already serve without first obtaining a certificate of public convenience and necessity from the Commission. Issuance of such a certificate would only be made upon finding that our service is deficient. To management’s knowledge, no application to provide service to an area served by us has been made.

State law provides that whenever a public agency constructs facilities to extend a utility system into the service area of a privately owned public utility, such an act constitutes the taking of property and requires reimbursement to the utility for its loss. State statutes allow municipalities, water districts and other public agencies to own and operate water systems. These agencies are empowered to condemn properties already operated by privately owned public utilities. The agencies are also authorized to issue bonds, including revenue bonds, for the purpose of acquiring or constructing water systems. However, if a public agency were to acquire utility property by eminent domain action, the utility would be entitled to just compensation for its loss. To management’s knowledge, no municipality, water district, or other public agency is contemplating or has any action pending to acquire or condemn any of our systems.

In recent years, consolidation within the water industry has accelerated. A number of publicly traded water companies have been acquired or merged into larger domestic companies. Several acquisitions of publicly traded companies have also been completed by much larger foreign companies. We intend to continue the pursuit of opportunities to expand our business in the western United States.

Environmental Matters

Our operations are subject to environmental regulation by various governmental authorities. Environmental affairs programs have been designed to provide compliance with water discharge regulations, underground and aboveground fuel storage tank regulations, hazardous materials management plans, hazardous waste regulations, air quality permitting requirements, wastewater discharge limitations and employee safety issues related to hazardous materials. Also, we actively investigates alternative technologies for meeting environmental regulations and continues the traditional practices of meeting environment regulations.

For a description of the material effects that compliance with environmental regulations may have on the Company, see Item 1A. “Risk Factors — Risks Related to Our Regulatory Environment” — We expect environmental regulation to increase, resulting in higher operating costs in the future.

Employees

At year-end 2006, we had 869 employees, including 45 at Washington Water, 14 at New Mexico Water and 6 at Hawaii Water. In California, most non-supervisory employees are represented by the Utility Workers Union of America, AFL-CIO, except certain engineering and laboratory employees who are represented by the International Federation of Professional and Technical Engineers, AFL-CIO.

At December 31, 2006, there were 577 union employees. In October 2005 and January 2006, we negotiated two-year agreements with both of our unions. Improvements in tuition reimbursement, increase in 401k employee contributions, and wage increases were part of the agreement. Wage increases under the agreements were 3.5% for 2006. Wages for 2007 were negotiated in October 2006 with a general increase of 4%, plus an additional $1,300 per employee. The agreement also called for employees to pay an increased premium for medical insurance coverage. Management believes that it maintains good relationships with the unions.

Employees at Washington Water, New Mexico Water, and Hawaii Water are not represented by unions.

Executive Officers of the Registrant

Name	Positions and Offices with California Water Service Group	Age

Robert W. Foy(1)	Chairman of the Board since January 1, 1996. A director since 1977. Formerly President and Chief Executive Officer of Pacific Storage Company, a diversified transportation and warehousing company with operations in Stockton, Modesto, Sacramento, San Jose, Vallejo, Merced and Auburn, California, where he has been employed for 42 years	70
Peter C. Nelson(2)	President and Chief Executive Officer since February 1, 1996. Formerly Vice President, Division Operations (1994-1995) and Region Vice President (1989-1994), Pacific Gas & Electric Company, a gas and electric public utility	59
Martin A. Kropelnicki(3)	Chief Financial Officer and Treasurer since March 13, 2006. Previously Chief Financial Officer of Power Light Corporation (2005-2006), Chief Financial Officer and Executive Vice President of Corporate Services of Hall Kinion and Associates (1997-2004), Deloitte & Touche Consulting (1996-1997), various positions with Pacific Gas & Electric (1989-1996)	40
Lynne P. McGhee, Esq.(4)	Acting Corporate Secretary since November 15, 2006; Associate Corporate Counsel since May 2003; previously served as a Commissioner legal advisor and staff counsel at the California Public Utilities Commission	42
Calvin L. Breed(5)	Controller, Assistant Secretary and Assistant Treasurer since Nov. 1994; previously Treasurer of TCI International, Inc. (1984-1994); a certified public accountant with Arthur Andersen & Co. (1980-1983)	51

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

(4)	Acting Corporate Secretary of California Water Service Company, New Mexico Water Service Company, Washington Water Service Company, Hawaii Water Service Company, Inc., and CWS Utility Services

(5)	Holds the same position with California Water Service Company

Item 1A.	Risk Factors.

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

Regulatory agencies may change their rules and policies for various reasons, including as a result of changes in the local political environment. In some states, regulators are elected by popular vote or are appointed by elected officials, and the results of elections may change the rules and policies of an agency. As a result of the political process, long-established rules and policies of an agency can change dramatically. For example, in 2001 regulation regarding recovery of increases in electrical rates changed in California. For over 20 years prior to 2001, the California Public Utilities Commission allowed recovery of electric rate increases under its operating rules. However, in 2003, the commission reinstated its policy to allow utilities to adjust their rates for rate changes by the power companies. The original decision by the commission to change its policy, as well as its subsequent decision to reinstate that policy, affected our business.

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

The cost to obtain water for delivery to our customers varies depending on the sources of supply, wholesale suppliers’ prices and the quantity of water produced to supply customer water usage. Our source of supply varies by operating district. Certain districts obtain all of their supply from wells, some districts purchase all of the supply from wholesale suppliers and other districts obtain the supply from a combination of well and purchased sources. A portion of the supply is from surface sources and processed through company-owned water treatment plants. On average, slightly more than half of the water we deliver to our customers is pumped from wells or received from a surface supply with the remainder purchased from wholesale suppliers. Water purchased from suppliers usually costs us more than surface supplied or well pumped water. During 2006, the cost of purchased water for delivery to customers represented 31.7% of our total operating costs and in 2005 it represented 31.4% of our total operating costs.

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

Purchased power expense represents electricity purchased to operate the wells and pumps. Purchased power is a significant operating expense. During 2006, purchased power expense represented 7.7% of our total operating costs and in 2005 it represented 7.4% of our total operating costs. These costs, which are beyond our control, can and do increase unpredictably. These costs can also increase in substantial amounts, as occurred in California during 2001 when rates we paid for electricity increased 48%. Cash flows between general rate case filings and our earnings maybe adversely affected until the commission authorizes a rate change. We are allowed to track the expense differences caused by the rate change and request future recovery, which is subject to an earnings test.

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

We are obligated to comply with specified debt covenants under certain of our loan and debt agreements. Failure to maintain compliance with these covenants could limit future borrowing, and we could face increased borrowing costs, litigation, acceleration of maturity schedules, and cross default issues. Such actions by our creditors could have a material adverse effect on our results of operations.

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

Our revenues will decrease, and such decrease may be material, if a significant business or industrial customer terminates or materially reduces its use of our water. Approximately $76.7 million, or 23% of our 2006 water utility revenues was derived from business and industrial customers. If any of our large business or industrial customers reduces or ceases its consumption of our water, we may seek commission approval to increase the rates of our remaining customers to offset decreased revenues. There can be no assurance, however, that the commission would approve such a rate relief request, and even if it did approve such a request, it would not apply retroactively to the date of the reduction in consumption. The delay between such date and the effective date of the rate relief may be significant and could adversely affect our operating results and cash flows.

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

At December 31, 2006, 577 of our 869 total employees were union employees. In October 2005 and January 2006, we negotiated two-year agreements with both unions. Improvements in tuition reimbursement, increase in 401k employees contributions, and wage increases were part of the agreement. Wage increases under the agreements were 3.5% for 2006. Wages for 2007 were negotiated in October 2006 with a general increase of 4%, plus an annual increase of $1,300. The agreement also called for employees to pay an increased premium for medical insurance coverage.

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

State statutes allow municipalities, water districts and other public agencies to own and operate water systems. These agencies are empowered to condemn properties already operated by privately owned public utilities. However, whenever a public agency constructs facilities to extend a utility system into the service area of a privately owned public utility, such an act constitutes the taking of property and requires reimbursement to the utility for its loss. If a public agency were to acquire our utility property by eminent domain action, we would be entitled to just compensation for our loss, but we would no longer have access to the condemned property nor would we be entitled to any portion of revenue generated from the use of such asset going forward.

Item 1B.	Unresolved Staff Comments.

None

Item 2.	Properties.

Our physical properties consist of offices and water facilities to accomplish the production, storage, treatment, and distribution of water. These properties are located in or near the geographic service areas listed above in Item 1 “Business — Geographical Service Areas and Number of Customers at Year-end.” Our headquarters, which houses accounting, engineering, information systems, human resources, purchasing, regulatory, water quality, and executive staff, is located in San Jose, California.

The real properties owned are held in fee simple title. Properties owned by Cal Water are subject to the indenture securing first mortgage bonds of which $26 million remained outstanding at December 31, 2006. Washington Water has long-term bank loans that are secured primarily by utility plant. New Mexico Water has a long-term loan which is secured by utility plant.

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

New Mexico Water owns 11 wells. There are 8 storage tanks with a storage capacity of 4 million gallons. There are 134 miles of supply and distribution lines. New Mexico operates two waste water treatment facilities with a combined capacity to process 500,000 gallons per day. There are 29 miles of sewer collection mains.

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

On October 26, 2006, we were served with a complaint in Superior Court County of Los Angeles Case No. BC360406 for personal injury, along with other defendants, due to exposure to asbestos. The plaintiff claims to have worked for three of our contractors on pipeline projects for the period 1958-1999 and Palos Verdes Water Company, a water utility acquired by us in 1970. The plaintiff alleges that we and other defendants are responsible for his asbestos related injuries. A trial date has been set for May 14, 2007. The plaintiff is seeking damages in the amount of $27.5 million. Our insurance carrier has accepted the defense of the claim, reserving certain rights along with one of the contractor’s insurance company. We do not believe that we have any liability regarding this claim and have not recorded any liability associated with the claim.

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

Item 4.	Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders in the fourth quarter of 2006.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the New York Stock exchange under the symbol “CWT.” At December 31, 2006, there were 20,656,699 common shares and 139,000 preferred shares outstanding and 3,161 common stockholders of record.

During 2006, we paid a cash dividend of $1.15 per common share, or $0.2875 per quarter. During 2005, we paid a cash dividend of $1.14 per common share, or $0.2850 per quarter. In January 2007, our Board of Directors declared a cash dividend of $0.2900 per common share payable on February 16, 2007, to stockholders of record on February 5, 2007. This represents our 40th consecutive year of increasing the annual dividend and marks the 249th quarterly dividend.

During 2006 and 2005, the common stock market price range and dividends per share were as follows for each quarter:

2006	First	Second	Third	Fourth

Common stock market price range:
High	45.05	45.36	38.60	41.86
Low	38.51	33.72	33.83	36.43
Dividends paid	.2875	.2875	.2875	.2875

2005	First	Second	Third	Fourth

Common stock market price range:
High	36.76	38.12	41.90	41.09
Low	32.12	32.85	36.93	32.64
Dividends paid	.2850	.2850	.2850	.2850

Five Year Performance Graph

The following performance graph compares the changes in the cumulative shareholder return on California Water Services Group’s common stock with the cumulative total return on the Water Utility Index and the Standard & Poor’s 500 Index during the last five years ended December 31, 2006. The comparison assumes $100 was invested on December 31, 2001 in California Water Service Group’s common stock and in each of the foregoing indices and assumes reinvestment of dividends

The following descriptive data is supplied in accordance with rule 304(d) of Regulations S-T.

	2001	2002	2003	2004	2005	2006
California Water Service Group	100	96	116	166	174	189
S&P 500	100	78	100	111	117	135
AG Edwards Water Utility Index	100	99	120	130	152	168

The A. G. Edwards Water Utility Index is comprised of the eleven publicly traded water companies and is supplied by A. G. Edwards & Sons, Inc.

The following table represents securities authorized to be issued under our equity compensation plans:

Number of Securities
	Number of Securities	Weighted-average	Remaining Available for
	to be Issued Upon Exercise	Exercise Price of	Future Issuance Under Equity
	of Outstanding Options,	Outstanding Options,	Compensation Plans (Excluding
Plan Category	Warrants and Rights(a)	Warrants and Rights	Securities Reflected in Column (a))

Equity compensation plans approved by security holders	128,469	29.03	952,564
Equity compensation plans not approved by security holders	-0-	-0-	-0-

Total	128,469	29.03	952,564

Item 6.	Selected Financial Data.

The following selected consolidated financial data should be read in conjunction with our Consolidated Financial Statements and the Notes thereto and the information contained in Item 7, “Managements Discussion and Analysis of Financial Condition and Results of Operations.” For a discussion of accounting changes that materially affect this financial data, see Note 2 to the Notes to the Consolidated Financial Statements.

Historical results are not necessarily indicative of future results.

FIVE YEAR FINANCIAL REVIEW

	2006	2005	2004	2003	2002
	(Dollars in thousands, except common share and customer data)

Summary of Operations
Operating revenue
Residential	$232,811	$222,634	$221,323	$194,903	$184,894
Business	60,366	56,962	55,803	49,666	46,404
Industrial	16,286	14,241	13,592	11,255	11,043
Public authorities	15,728	14,965	15,118	12,789	12,706
Other	9,526	11,926	9,731	8,515	8,104

Total operating revenue	334,717	320,728	315,567	277,128	263,151
Operating expenses	294,411	278,903	273,488	244,167	230,301
Interest expense, other income and expenses, net	14,726	14,602	16,053	13,544	13,777

Net income	$25,580	$27,223	$26,026	$19,417	$19,073

Common Share Data
Earnings per share — diluted	$1.34	$1.47	$1.46	$1.21	$1.25
Dividend declared	1.150	1.140	1.130	1.125	1.120
Dividend payout ratio	86%	78%	77%	93%	90%
Book value per share	$18.31	$15.98	$15.66	$14.44	$13.12
Market price at year-end	40.40	38.23	37.65	27.40	23.65
Common shares outstanding at year-end (in thousands)	20,657	18,390	18,367	16,932	15,182
Return on average common stockholders’ equity	8.2%	9.3%	9.8%	9.1%	9.7%
Long-term debt interest coverage	3.17	3.61	3.38	2.78	2.73
Balance Sheet Data
Net utility plant	$941,475	$862,731	$800,305	$759,498	$696,988
Utility plant expenditures (company & developer-funded)	112,279	94,517	68,573	74,253	88,361
Total assets	1,165,019	996,945	942,853	873,035	798,478
Long-term debt including current portion	293,592	275,275	275,921	273,130	251,365
Capitalization ratios:
Common stockholders’ equity	56.0%	51.4%	50.8%	47.0%	44.0%
Preferred stock	0.5%	0.6%	0.6%	0.7%	0.7%
Long-term debt	43.5%	48.0%	48.6%	52.3%	55.3%
Other Data
Estimated water production (million gallons)
Wells and surface supply	70,094	67,841	72,279	68,416	69,414
Purchased	62,320	61,612	66,760	63,264	62,811

Total estimated water production	132,414	129,453	139,039	131,680	132,225

Metered customers	407,762	402,191	395,286	387,579	380,087
Flate-rate customers	76,131	76,810	77,869	78,843	78,901

Customers at year-end, including Hawthorne	483,893	479,001	473,155	466,422	458,988

New customers added	4,892	5,846	6,733	7,434	8,561
Revenue per customer	$692	$670	$667	$594	$579
Utility plant per customer	2,778	2,578	2,418	2,313	2,182
Employees at year-end	869	840	837	813	802

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

For 2006, net income was $25.6 million compared to $27.2 million in 2005, or a decrease of 5.9%. The decrease in net income was primarily caused by lower property sales of $1.1 million (net of tax) and lower operating income offset by lower net interest expense and record wet weather experienced in the first half of 2006; expense increases in several categories not yet recovered in rates, including employee health and welfare, water production, and conservation programs. Diluted earnings per share for 2006 were $1.34 compared to $1.47 in 2005, or a decrease of 8.2%. The decrease in earnings per share was primarily due to the above mentioned facts and the dilutive affect of our stock offering completed during the fourth quarter of 2006.

We plan to continue to seek rate relief to recover our operating cost increases and receive reasonable returns on invested capital. We expect to fund our capital needs through a combination of debt, common stock offerings, and cash flow from operations.

Critical Accounting Policies and Estimates

We maintain our accounting records in accordance with accounting principles generally accepted in the United States of America and as directed by the Commissions to which our operations are subject. The process of preparing financial statements requires the use of estimates on the part of management. The estimates used by management are based on historic experience and an understanding of current facts and circumstances. A summary of our significant accounting policies is listed in Note 2 of the Notes to Consolidated Financial Statements. The following sections describe the level of subjectivity, judgment, and variability of estimates that could have a material impact on the financial condition, operating performance, and cash flows of the business.

Regulated Utility Accounting

Because we operate extensively as a regulated business, we are subject to the provisions of Statement of Financial Accounting Standards (SFAS) No. 71, “Accounting for the Effects of Certain Types of Regulation.” Application of SFAS No. 71 requires accounting for certain transactions in accordance with regulations defined by the respective Commission of that state. Under SFAS 71, a utility may defer certain costs of providing services if the rates established by its regulators are designed to recover the utility’s specific costs and the economic environment gives reasonable assurance that those rates can be charged and collected throughout the periods necessary to recover the costs. In the event that a portion of our operations were no longer subject to the provisions of SFAS No. 71, we would be required to write off related regulatory assets and liabilities that are not specifically recoverable and determine if other assets might be impaired. If a Commission determined that a portion of our assets were not recoverable in customer rates, we would be required to determine if we had suffered an asset impairment that would require a write-down in the assets’ valuation. There was no such asset impairment as of December 31, 2006. Additional information relating to regulatory assets and liabilities are listed in Note 2 of the Notes to Consolidated Financial Statements.

Unbilled Revenue

Unbilled revenue is estimated for metered customers for water used between the last reading of the customer’s meter and the end of the accounting period. This estimate is based on the usage from the last bill to the customer, which normally covers a 30-day period, and is prorated from the last meter read date to the end of the accounting period. The amount of variability is low at December 31, as this is one of the lowest usage months of the year and usage for the previous 30-day period is relatively consistent during this time of the year. However, actual usage may vary from this estimate.

Flat-rate customers are billed in advance at the beginning of the service period. Since these are constant amounts, appropriate adjustments can be calculated to determine the revenue related to the applicable period.

Estimated Expenses

Some expenses are recorded using estimates, as actual payments are not known or processed by the accounting deadline. Estimates are made for unbilled purchased water, unbilled purchased power, unbilled pump taxes, payroll, and other types of similar expenses. While management believes its estimates are reasonable, actual results could vary. Differences between actual results and estimates are recorded in the period when the information is known.

Expense Balancing and Memorandum Accounts

Expense balancing accounts and memorandum accounts (offsetable expenses) represent recoverable costs incurred but not billed to customers. The amounts included in these accounts relate to rate changes charged to us for purchased water, purchased power, and pump taxes that are different from amounts incorporated into the rates approved by the CPUC. We do not record expense balancing or memorandum accounts in our financial statements as revenue, nor as a receivable, until the CPUC and other regulators have authorized recovery of the higher costs and customers have been billed. Therefore, a timing difference may occur between when costs and associated revenues are recognized. The balancing and memorandum accounts are only used to track the specific costs outside of the financial statements. The cost changes, which are beyond our control, are referred to as “offsetable expenses” because under certain circumstances, they are recoverable from customers in future offset rate increases. The amounts requested may not be ultimately collected through rates, as amounts may be disallowed during the review process or subject to a non-weather adjusted earnings test. While the adjustments would not impact previously recorded amounts, the adjustments may change future earnings and cash flows. At this time, we cannot predict the actual recovery (refund) associated with 2006 offsettable expenses to be requested in 2007. See “Rates and Regulations” below for more information. As of December 31, 2006, the amount in the balancing accounts is approximately $1.5 million.

Washington Water, New Mexico Water, and Hawaii Water did not have material amounts in expense balancing or memorandum accounts.

Income Taxes

Significant judgment is required in determining the provision for income taxes. The process involves estimating current tax exposure and assessing temporary differences resulting from treatment of certain items, such as depreciation, for tax and financial statement reporting. These differences result in deferred tax assets and liabilities, which are reported in the consolidated balance sheet. Management must also assess the likelihood that deferred tax assets will be recovered in future taxable income. To the extent recovery is unlikely, a valuation allowance would be required. If a valuation allowance was required, it could significantly increase income tax expense. In management’s view, a valuation allowance was not required at December 31, 2006. Detailed schedules relating to income taxes are provided in Note 11 of the Notes to Consolidated Financial Statements.

Employee Benefit Plans

We incur costs associated with our pension and postretirement health care benefits plans. To measure the expense of these benefits, management must estimate compensation increases, mortality rates, future health cost increases, and discount rates used to value related liabilities and to determine appropriate funding. Management works with independent actuaries to measure these benefits. Different estimates and/or actual amounts could result in significant variances in the costs and liabilities recognized for these benefit plans. The estimates used are based on historical experience, current facts, future expectations, and recommendations from independent advisors and actuaries.

We use an investment advisor to provide expert advice for managing investments in these plans. To diversify investment risk, the plan’s goal is to invest 40%-60% of the assets in domestic equity mutual funds, 5%-15% in foreign equity mutual funds, and 35%-45% in bond funds. At December 31, 2006, 47.8% of the assets were invested in domestic equity mutual funds, 12.0% in foreign equity mutual funds, and 40.2% in bond funds. Based on the market values of the investment funds for the year ended December 31, 2006, the total return on the pension plan assets was 12% for 2006. For 2005 and 2004, returns were 6% and 13%, respectively. Future returns on investments could vary significantly from estimates and could impact earnings and cash flows. Management expects any changes to these costs to be recovered in future rate filings, mitigating the financial impact.

For measurement in 2006, management estimated the discount rate at 5.9%, which approximates the average return on long-term corporate bonds as of year-end, using the interest rate derived from the Citigroup Pension Discount Curve. As of December 31, 2005 and 2004, the equivalent level discount rates were 5.75% and 5.74%, respectively. Management assumed the rate of compensation increases to be 3.75% in the 2006 calculation. Any change in these assumptions would have an effect on the service costs, interest costs, and accumulated benefit obligations. Additional information related to employee benefit plans is listed in Note 12 of the Notes to Consolidated Financial Statements.

Workers’ Compensation, General Liability, and Other Claims

We are self-insured for a portion of workers’ compensation and general liability claims. Excess amounts are covered by insurance policies. For workers’ compensation, we utilize an actuary firm to estimate the discounted liability associated with claims submitted and claims not yet submitted based on historical data. These estimates could vary significantly from actual claims paid, which could impact earnings and cash flows. For general liability claims and other claims, management estimates the cost incurred but not yet paid using historical information. Actual costs could vary from these estimates. Management believes actual costs incurred would be allowed in future rates, mitigating the financial impact.

Contingencies

We did not record any provisions relating to the contingencies reported in Note 15 of the Notes to Consolidated Financial Statements, as these did not qualify for recording under SFAS No. 5 or other accounting standards. If management’s assessment is incorrect, these items could have a material impact on our financial condition, results of operations, and cash flows.

Results of Operations

Earnings

Net income in 2006 was $25.6 million compared to $27.2 million in 2005 and $26.0 million in 2004. Diluted earnings per common share were $1.34 in 2006, $1.47 in 2005, and $1.46 in 2004. The weighted average number of common shares outstanding used in the diluted earnings per share calculation was 18,925,000 in 2006, 18,402,000 in 2005, and 17,674,000 in 2004. As explained below, the decrease in 2006 earnings per share resulted from these primary factors:

•	increased operating expenses, largely driven by higher water production costs;

•	increased depreciation and amortization costs associated with capital expenditures in prior year;

•	increased other operations expenses associated with employee health and welfare plans; and

•	a decrease in the gain on sale of non-utility property.

Dividends

At the January 2007 meeting, the Board of Directors declared the quarterly dividend, increasing it for the 40th consecutive year. The quarterly dividend was raised from $0.2875 to $0.2900 per common share, or an annual rate of $1.16 per common share. Dividends have been paid for 62 consecutive years. The annual dividends paid per common share in 2006, 2005, and 2004 were $1.15, $1.14, and $1.13, respectively. Earnings not paid as dividends are reinvested in the business for the benefit of stockholders. In its long-term consideration, the Board of Directors plan to achieve a payout ratio of approximately 60%. The dividend payout ratio was 86% in 2006, 78% in 2005, and 77% in 2004, for an average of 80% over the three-year period.

Operating Revenue

Operating revenue in 2006 was $334.7 million, an increase of $14.0 million, or 4.4%, over 2005. Operating revenue in 2005 was $320.7 million, an increase of $5.1 million, or 1.6%, above 2004. The estimated sources of changes in operating revenue were:

	2006	2005
	Dollars in millions

Customer usage	$0.8	$(10.9)
Rate increases	10.1	12.2
Usage by new customers	3.1	3.8

Net change	$14.0	$5.1

Average revenue per customer per year (in dollars)	$692	$670
New customers added	4,892	5,846

The usage by existing customers can materially change based upon current weather patterns, influenced both by temperature and rainfall. During the first half of 2006, we experienced record rainfall in many of our service areas.

In 2006, rate relief increased revenues by $10.1 million. See the “Rates and Regulation” section of this report for more information on regulatory activity occurring in 2005, 2006, and through February 28, 2007.

The number of customers in 2006 increased by 4,892 or an increase of 1.0% over 2005 levels. This increase includes 649 customers in New Mexico, 7 customers in Hawaii, 47 customers in Washington, and 4,189 additional customers in California. The growth of our customer base resulted from organic growth in our existing service areas with the exception of approximately 400 customers who were added through acquisition of a system in New Mexico.

Water Production Expenses

Water production expenses, which consist of purchased water, purchased power, and pump taxes, comprise the largest segment of total operating expenses. Water production costs accounted for 42.0%, 41.2%, and 43.5% of total operating costs in 2006, 2005, and 2004, respectively. The rates charged for wholesale water supplies, electricity, and pump taxes are established by various public agencies. As such, these rates are beyond our control.

The table below provides the amount of increases (decreases), and percent changes in water production costs during the past two years:

	2006			2005
	Amount	Change	% Change	Amount	Change	% Change
	Dollars in millions

Purchased water	$93.4	$5.9	7%	$87.5	$(2.2)	(3)%
Purchased power	22.7	2.2	11%	20.5	(1.3)	(6)%
Pump taxes	8.1	0.5	7%	7.6	—	—%

Total water production expenses	$124.2	$8.6	7%	$115.6	$(3.5)	(3)%

Two of the principal factors affecting water production expenses are the amount of water produced and the source of the water. Generally, water from wells costs less than water purchased from wholesale suppliers.

The table below provides the amounts, percentage change, and source mix for the respective years:

	2006		2005		2004
	MG	% of Total	MG	%of Total	MG	%of Total
	Millions of gallons (MG)

Source:
Wells	64,481	48.7%	62,780	48.5%	66,951	48.2%
% change from prior year	3%		(6)%		1%
Purchased	62,320	47.1%	61,612	47.6%	66,760	48.0%
% change from prior year	1%		(8)%		6%
Surface	5,613	4.2%	5,061	3.9%	5,328	3.8%
% change from prior year	11%		(5)%		121%

Total	132,414	100.0%	129,453	100.0%	139,039	100.0%

% change from prior year		2%		(7)%		6%

Purchased water expenses are affected by changes in quantities purchased, supplier prices, and cost differences between wholesale suppliers. For 2006, the $5.9 million increase in purchased water costs is due to a 2% increase in quantities purchased, magnified by overall higher wholesale water rates. For 2005, the $2.2 million decrease in purchased water costs is due to a 7% decrease in quantities purchased, partially offset by overall higher wholesale water rates. On an overall blended basis, wholesale water rates increased 5.6% on a cost-per-million-gallon basis.

In 2004, purchased water expenses included an additional adjustment of $0.9 million, which related to the settlement of a meter malfunction issue in the Stockton district. Purchased power expenses are affected by the quantity of water pumped from wells and moved through the distribution system, rates charged by electric utility companies, and rate structures applied to usage during peak and non-peak times of the day or season. The purchased power expense increase of $2.2 million was primarily due to the combination of increased well production and higher energy costs. Pump taxes increased $0.5 million in 2006 over 2005.

Administrative and General Expenses

Administrative and general expenses include payroll related to administrative and general functions, all employee benefits charged to expense accounts, insurance expenses, legal fees, regulatory utility commissions’ expenses, expenses associated with being a public company, and general corporate expenses.

During 2006, administrative and general expenses increased $4.0 million, or 8.2%, compared to 2005. Employee benefits increased $2.6 million, due primarily to increases in employee/retiree health care expenses. We also experienced higher costs for workers’ compensation, which increased $0.4 million, or 32%. Fees to the Commissions increased $0.6 million due to the increased revenue, as these fees are calculated as a percentage of revenue. Other expense elements contributed to the balance of the change, but none were individually significant.

During 2005, administrative and general expenses increased $1.1 million, or 2.2%, compared to 2004. Payroll expenses charged to administrative and general expense remained constant due to a decrease in the number of employees offset by higher wages. Employee/retiree health care costs increased $1.6 million, or 19%, due to increased medical claims. We are self-insured and experienced several large-dollar medical claims (claims over $200,000), which primarily caused the increase. Increases in other costs, including legal and outside services, were substantially offset by a decrease in workers’ compensation of $1.1 million, which was due to fewer claims and refunds from our stop-loss insurance carrier.

Other Operations Expenses

The components of other operations expenses include payroll, material and supplies, and contract service costs of operating the regulated water systems, including the costs associated with water transmission and distribution, pumping, water quality, meter reading, billing, and operations of district offices.

For 2006, other operations expenses increased $2.9 million, or 7.2%, from 2005 Payroll costs charged to other operating expenses increased $1.1 million, or 6.8%, due to general wage increases and increases in the number of employees. Other expense elements contributed to the balance of the change, but none were individually significant.

For 2005, other operations expenses increased $0.1 million, or 0.3%, from 2004. Payroll costs charged to other operating expenses increased $0.7 million, or 2.2%, due to general wage increases. Expenses were offset by a decrease of $0.5 million, or 64%, for changing the process to dispose of by-products for the Bakersfield Treatment Plant. Other expense elements contributed to the balance of the change, but none were individually significant.

Maintenance

Maintenance expenses increased $0.4 million, or 2.5%, in 2006, compared to 2005. For 2005, maintenance expenses increased $2.0 million, or 15%, compared to 2004. In 2005, maintenance expense increased due to repairs of water treatment equipment, water mains, and wells.

Depreciation and Amortization

Depreciation and amortization increased due to the increased level of our capital expenditures and our use of a higher depreciation rate as authorized by the CPUC.

Income Taxes

For 2006, income taxes decreased $2.6 million as compared to 2005. For 2005, income taxes increased $2.9 million as compared to 2004. The reduction in income tax for 2006, as compared to 2005, was due to a combination of a lower effective tax rate and a lower pretax income. The effective tax rate was affected by the flow through method of accounting for income taxes which resulted from differences between tax depreciation and book depreciation on both pre-1982 assets, as well as all California assets. The flow through method of Accounting is described in the Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements. We anticipate the reversal of federal tax depreciation on pre-1982 assets to continue in future years; however, its effect on our tax provision is uncertain due to the offsetting flow-through of state tax depreciation, which continues to increase with capital additions and the impact of cost to remove of pre-1982 assets.

Property and Other Taxes

For 2006, expenses increased $0.3 million, or 2.3%, compared to 2005. For 2005, expenses increased $1.1 million, or 10%. Increased property taxes were the primary cause for the increase in both years.

Non-Regulated Income, Net

The major components of non-regulated income are revenue and operating expenses related to the following activities:

•	operating and maintenance services (O&M);

•	meter reading and billing services;

•	antenna site leases;

•	Extended Service Protection (ESP); and

•	design and construction services.

For 2006, non-regulated income increased $0.5 million, or 15%, compared to 2005. The increase was primarily due to increased non-regulated revenues from O & M contracts and antenna site leases. For 2005, non-regulated income was flat compared to 2004. Water rights brokerage income is sporadic and is affected by market opportunities and price volatility. See Note 3 of the Notes to Consolidated Financial Statements for additional information.

Gain on Sale of Non-Utility Property

For 2006, pretax gains from non-utility property sales were $0.3 million compared to $2.2 million for 2005 and insignificant gains in 2004. The 2005 gains were primarily from three properties sold in the Los Altos and Chico districts. Earnings and cash flow from these transactions are sporadic and may or may not continue in future periods, depending upon market conditions. The Company has other non-utility properties that may be marketed in the future based on real estate market conditions.

Interest Expenses

In 2006, interest expenses increased by $1.1 million, or 6%, as a result of our issuance of $20 million senior unsecured notes and higher interest rates. In 2005, interest expenses decreased by $0.1 million, or 1%, as there were no short-term borrowings in 2005. The primary reason for the increase was increases in our capital expenditure program. Capitalized interest in 2006 increased $1.8 million, as compared to 2005. Capitalized interest in 2005 was comparable to 2004. See the “Liquidity and Capital Resources” section for more information.

Rates and Regulation

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

GRCs, step rate increase filings, and offset filings change rates to amounts that will remain in effect until the next GRC. The CPUC follows a rate case plan, which requires Cal Water to file a GRC for each of its 24 regulated operating districts every three years. In a GRC proceeding, the CPUC not only considers the utility’s rate setting requests, but may consider other issues that affect the utility’s rates and operations. Effective in 2004, Cal Water’s GRC schedule was shifted from a calendar year to a fiscal year with test years commencing July 1. The CPUC is generally required to issue its GRC decision prior to the first day of the test year or authorize interim rates. As such, Cal Water’s GRC decisions currently, and since 2005, are expected to be issued in the second quarter of each year. Cal Water expects decisions on the eight GRCs filed in July of 2006 to be issued in the second quarter of 2007. If a decision is not granted before July 1, 2007, Cal Water expects the Commission to authorize interim rates as of that date.

Between GRC filings utilities may file step rate increases, which allow the utility to recover cost increases, primarily from inflation and incremental investment, during the second and third years of the rate case cycle. However, step rate increases are subject to a weather-normalized earnings test. Under the earnings test, the CPUC may reduce the step rate increase to prevent the utility from earning in excess of the authorized rate of return for that district.

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

Surcharges and surcredits, which are usually effective for a twelve-month period, are authorized by the CPUC to recover the memorandum and balancing accounts under- and over- collections usually due to changes in offsettable expenses. However, significant under-collection may be authorized over multiple years. Currently, filings to recover offsettable expenses are subject to a non-weather-adjusted earnings test. Under the earnings test, the CPUC may reduce recovery of an offsettable expense to prevent the utility from earning in excess of its authorized rate of return. Typically, an expense difference occurs during the time period from when an offsettable expense rate changes and we are allowed to adjust our water rates. Expense changes for this regulatory lag period, which is about two months, are booked into memorandum and balancing accounts for later recovery. However, in

2001, the CPUC changed its procedures and did not permit water companies to file for an adjustment to water rates for offsettable expense rate changes. As a result, the amount accrued in memorandum and balancing accounts, due primarily to the major increases in electric power costs in 2001, grew to $9.2 million at the end of 2004. Beginning in November 2002, the CPUC allowed water companies to file for recovery of memorandum and balancing account under-collections subject to a non-weather-adjusted earnings tests. However, we did not receive authorization to collect a significant portion of the under-collection from our ratepayers until the fourth quarter of 2004.

We do not record an asset (or liability) for the recovery (or refund) of expense balancing or memorandum accounts in our consolidated financial statements as revenue (refunds), nor as a receivable (or payable), until the CPUC and other regulators have authorized recovery and the customer is billed. Therefore, a timing difference may occur between when costs are recorded as an expense and the associated revenues are received (or refunds are made) and booked.

The following is a summary of rate filings and the anticipated annual impact on revenues. California decisions and resolutions may be found on the CPUC website at www.cpuc.ca.gov.

				Increase(Decrease)	CA District/
Type of Filing	Decision/ Resolution		Approval Date	Annual Revenue	Subsidiary

GRC, Step Rate and Offset Filings
Offset	Various	(1)	February 2007	$2.1 million	2 districts
Offset	1798,1799		January 2007	$1.1 million	4 districts
Step Rate	Various	(2)	January 2007	$1.8 million	7 districts
GRC 2006	060761		September 2006	$1.0 million	Washington
Offset	AL 1785, 1786, 1788		October 2006	$2.3 million	3 districts
GRC 2005	D.06-08-011		September 2006	$4.9 million	8 districts
Offset	ALs 1776 and 1777		July 2006	$2.2 million	2 districts
Step Rate	D.05-07-022		July 2006	$4.7 million	8 districts
Offset	AL 1766		June 2006	$0.2 million	Westlake
Offset	AL 1748-A		February 2006	$0.3 million	Selma
Step Rate	Various	(3)	January 2006	$1.9 million	11 districts
GRC 2004	D.05-07-022		July 2005	$7.6 million	8 districts
Offset	AL 1732		July 2005	$0.6 million	Westlake
Offset	AL 1708		May 2005	$0.8 million	Stockton
GRC 2004	04-00247-UT		April 2005	$0.3 million	New Mexico
GRC 2004	21644		August 2005	$(0.05 million)	Hawaii
Step Rate	Various	(4)	January 2005	$4.8 million	19 Districts
Surcharges and Surcredits
Memorandum	AL 1734A		February 2006	$1.1 million	Salinas
Balancing	AL 1711A		February 2006	$(0.3 million)	Visalia
Balancing	AL 1718A		February 2006	$(0.4 million)	Hermosa- Redondo
Balancing	AL1710		September 2005	$0.9 million	Stockton

In 2006 and 2005, our revenues were favorably affected by approximately $2.2 million and $5.4 million, respectively, from the net recovery of memorandum and balancing accounts.

(1)	Step rate increases were granted in compliance with AL 1791, AL 1798, AL 1799, AL 1801, and AL 1804.

(2)	Step rate increases were granted in compliance with D.03-09-021, D.04-04-041, and D.04-09-038.

(3)	Step rate increases were granted in compliance with D.03-09-021, D.-10-005, D.04-04-041, and D.04-09-038.

(4)	Step rate increases were granted in compliance with D.03-09-021, D.03-10-005, D.04-04-041, D.04-07-033, and D.04-09-038.

The estimated impact of rate changes compared to the prior years is listed in the following table:

	2006	2005	2004
	Dollars in millions

Step rate increases	$4.4	$4.8	$4.4
Bakersfield Treatment Plant	—	—	4.2
General Rate Case (GRC)	5.7	5.8	13.3
Offset (purchased water/pump taxes)	3.2	1.2	4.7
Balancing accounts, net	(3.4)	3.9	0.4
Catch-up surcharge, net	—	(3.5)	2.2
Other	0.2	—	0.6

Rate increases	$10.1	$12.2	$29.8

Remaining Unrecorded Balances from Previously Authorized Balancing Accounts Recoveries/Refunds

The total of unrecorded, under-collected memorandum and balancing accounts was approximately $1.5 million as of December 31, 2006. Included in this amount, Cal Water has amounts from 14 districts that are pending further action when balances become large enough to warrant action of either recovery or refund.

Pending Filings as of February 21, 2007

Cal Water has pending its 2006 GRC filings covering eight districts. Cal Water expects decisions regarding its 2006 GRCs to be issued in the second quarter of 2007. The amount requested in the 2006 GRCs is approximately $19.1 million in 2007/2008, $3.8 million in 2008/2009, and $3.8 million in 2009/2010. The amounts granted may vary due to a variety of factors. Over the past few years, the amount approved by the CPUC has been substantially less than the requested amount. The GRCs also requested the CPUC to consider several modifications to CPUC rate-setting procedures. The GRCs request a water revenue adjustment mechanism that would allow the Company to recover (refund) water revenues when actual water sales are below (above) adopted water sales in the GRCs. This proposal would decouple our revenues from conservation efforts and inaccurate weather forecasts, putting in place a mechanism similar to that employed by California’s investor-owned electric utilities. The GRCs also request a full-cost balancing account that would allow us to recover changes in source of supply mix as well as price changes under current procedures. Finally, we requested that the Commission adjust our authorized rate of return if modifications are not adopted to change certain rate-setting procedures. We are unable to predict the timing and final outcome of the filings at this time.

Additionally, Decision 06-08-011 directed Cal Water to file an application to implement conservation rates and a sales decoupling mechanism. On October 23, 2006, Cal Water filed Application 06-10-026 requesting a water revenue balancing account, a conservation memorandum account, and conservation rates. This request was consolidated with applications filed by other water companies in the Commission’s Order Instituting Investigation 07-01-022. A decision is expected during the third quarter of 2007.

2007 Regulatory Activity

In accordance with the CPUC’s Order Instituting Rulemaking (R.) 06-12-016, which proposes changes to the rate case plan, Cal Water expects to file a GRC for all 24 districts in May of 2007. At this time, Cal Water does not know the amounts it will request. In January 2007, Cal Water requested step rate increases for seven districts and was authorized an increase of $1.8 million.

Cal Water intends to file for step rate increases in July 2007 for sixteen districts. The Commission’s current practice on approving step rate increases is based partly on inflation through March 2007. Inputs to the weather-adjusted earnings test include recorded information through March 2007. Therefore, Cal Water does not know the amount of its request at this time.

In December of 2006, Cal Water filed six advice letters to offset purchased water and pump tax increases of $3.4 million from wholesale suppliers effective January 1, 2007. These advice letters were approved in January and February 2007.

In December of 2006, Cal Water filed an application to allow it to recover additional funding associated with its postretirement benefit other than pensions (PBOP) or retiree healthcare plan. Currently, Cal Water funds and recognizes expenses associated with the plan on a pay-as-you-go basis. The excess expense between pay-as-you-go and accrual during the employees’ expected service period has been recognized as a regulatory asset. As of December 31, 2006, the regulatory asset was approximately $9.8 million. In February 2007, the Division of Rate Payer Advocates (DRA) filed its protest to our PBOP application. In their protest, the DRA requested to dismiss the application with prejudice. The DRA further noted that prior to their protest, the parties met several times to discuss the Company’s application. During the discussions it became apparent to the DRA that negotiations would extend beyond the deadline for filing their protest. The DRA further noted that subsequent to this filing, the parties will continue their discussions to achieve a settlement that is reasonable, consistent with the law, and in the public interest. Cal Water intends to increase its funding so the plan is funded during the employee’s service period. Cal Water has established two Voluntary Employee Beneficiary Associations (VEBAs) to allow for increased funding and a current period income tax deduction. While the DRA has filed its protest, the ultimate outcome will be determined by the CPUC. Cal Water believes that the CPUC will recognize in rates the recovery of the regulatory asset and the additional funding of the plan. If the CPUC does not permit the us to recover the full amount of our regulatory asset, the regulatory asset, to the extent not allowed in recovery, will be written off.

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

On December 1, 2005, the CPUC issued D.05-12-002, which found that Cal Water appropriately reclassified all properties as non-utility property prior to being sold and the criteria Cal Water followed to reclassify its properties were reasonable and consistent with the requirements of the CPUC. Since the properties were properly reclassified, the CPUC found that approval of the property sales was not required and no penalty was warranted. Furthermore, the decision found that Cal Water should be allowed to include in rate base the full cost of the Chico customer center.

Although the decision concluded that all gains for the property sales qualified for reinvestment in accordance with the Infrastructure Act, the decision defers the ratemaking issue regarding treatment of sale proceeds to its Order Instituting Rulemaking (R.) 04-09-003. On May 25, 2006, the Commission issued D.06-05-041 regarding the allocation of proceeds from the sale of utility assets. The Decision concluded that the CPUC has limited discretion in how it allocates between ratepayers and utility shareholders the gains on sale of real property that meets the criteria in the Infrastructure Act, provided that water utilities reinvest the proceeds in new water infrastructure.

Accordingly, Cal Water is entitled to earn its full authorized return on the proceeds reinvested in utility plant from the gains on surplus property sales that were under review.

Elimination of the Earnings Test on Balancing Accounts

On April 13, 2006, the CPUC issued D.06-04-037, which eliminated the non-weather-adjusted earnings test that applied to memorandum and balancing account recovery for water utilities. Eliminating the earnings test significantly improves Cal Water’s opportunity to earn our authorized rate of return. For the years 2002-2004 Cal Water was unable to recover $3.5 million in off-settable expenses. The draft decision does not address the weather-adjusted earnings test that is required for step rate increases and no guarantee can be given that Cal Water will be permitted to recover these off-settable expenses.

Rate Case Plan

In accordance with the Water Action Plan’s objective to streamline regulatory decision-making the Commission issued R.06-12-016 in December 2006, to address streamlining of its water rate case plan. As proposed, Cal Water and other multi-district water companies would file a company-wide general rate case once every three years. This would reduce the number of rate filings and reduce the regulatory lag associated with implementing general office cost increases, including health care, insurance, and other allocated costs. In May 2007, Cal Water is scheduled to be the first multi-district to file a company-wide general rate case.

Water Supply

Our source of supply varies among our operating districts. Certain districts obtain all of their supply from wells; some districts purchase all of their supply from wholesale suppliers; and other districts obtain supply from a combination of wells and wholesale suppliers. A small portion of supply comes from surface sources and is processed through Company-owned water treatment plants. To the best of management’s knowledge, we are meeting water quality, environmental, and other regulatory standards for all company-owned systems.

California’s normal weather pattern yields little precipitation between mid-spring and mid-fall. The Washington Water service areas receive precipitation in all seasons, with the heaviest amounts during the winter. New Mexico Water’s rainfall is heaviest in the summer monsoon season. Hawaii Water receives precipitation throughout the year, with the largest amounts in the winter months. Water usage in all service areas is highest during the warm and dry summers and declines in the cool winter months. Rain and snow during the winter months replenish underground water aquifers and fill reservoirs, providing the water supply for subsequent delivery to customers. To date, snow and rainfall accumulation during the 2006-2007 water year has been below average. Precipitation in the prior year was above average. Management believes that supply pumped from underground aquifers and purchased from wholesale suppliers will be adequate to meet customer demand during 2006 and beyond. Long-term water supply plans are developed for each of our districts to help assure an adequate water supply under various operating and supply conditions. Some districts have unique challenges in meeting water quality standards, but management believes that supplies will meet current standards using current treatment processes.

Liquidity and Capital Resources

Cash flow from Operations

During 2006 we generated cash flow from operations of approximately $61 million, down from $82 million during 2005, and up from $53 million in 2004. Cash flow from operations is primarily generated by net income and non-cash expenses for depreciation and amortization and deferred income taxes. Cash generated by operations varies during the year.

The water business is seasonal. Revenue is lower in the cool, wet winter months when less water is used compared to the warm, dry summer months when water use is highest. This seasonality results in the possible need for short-term borrowings under the bank lines of credit in the event cash is not available during the winter period. The increase in cash flow during the summer allows short-term borrowings to be paid down. Customer water usage can be lower than normal in years when more than normal precipitation falls in our service areas or temperatures are lower than normal, especially in the summer months. The reduction in water usage reduces cash flow from operations and increases the need for short-term bank borrowings. In addition, short-term borrowings are used to finance capital expenditures until long-term financing is arranged.

Short-Term Financing

Short-term liquidity is provided by bank lines of credit funds extended to us and certain of our subsidiaries and by internally generated funds. Long-term financing is accomplished through use of both debt and equity. Short-term bank borrowings were zero at December 31, 2006, and December, 2005. Cash and cash equivalents were $60.3 million at December 31, 2006, and $9.5 million at December 31, 2005. Given our ability to access our lines of credit on a daily basis, cash balances are managed to levels required for daily cash needs and excess cash is invested in short-term or cash equivalent instruments. Minimal operating levels of cash are maintained for Washington Water, New Mexico Water, and Hawaii Water.

Cal Water has a $45 million credit facility agreement that expires in April, 2007. The agreement requires an out-of-debt period of 30 consecutive days during any consecutive 24-month period and outstanding balances below $10 million for a period of 30 consecutive days during any consecutive 12-month period. Additionally, the agreement requires debt as a percent of total capitalization to be less than 67%. To date, we have met all covenant requirements and are eligible to use the full amount of the commitment. In addition to borrowings, the credit facility allows for letters of credit up to $10 million, which reduces the available amount to borrow when utilized. One letter of credit was outstanding at December 31, 2006, for $0.5 million related to an insurance policy. Interest is charged on a variable basis and fees are charged for unused amounts. As of December 31, 2006, there were no borrowings against the credit facility.

A separate credit facility for $10 million also exists for use by us and our subsidiaries, including Washington Water, New Mexico Water, and Hawaii Water. The term of the current agreement expires in April 2007. The agreement requires an out-of-debt period of 30 consecutive days during any consecutive 24-month period and outstanding balances below $10 million for a period of 30 consecutive days during any consecutive 12-month period. Additionally, the agreement requires debt as a percent of total capitalization to be less than 67%. To date, we have met all covenant requirements and are eligible to use the full amount of the commitment. In addition to borrowings, the credit facility allows for letters of credit up to $5 million, which would reduce the amount available to borrow. No letters of credit were outstanding at December 31, 2006. Interest is charged on a variable basis and fees are charged for unused amounts. As of December 31, 2006, there were no borrowings against the credit facility.

Credit Ratings

Cal Water’s first mortgage bonds are rated by Moody’s Investors Service (Moody’s) and Standard & Poor’s (S&P). Previously, the two major credit facility agreements contained covenants related to these debt ratings. The current agreements do not contain such covenants. Since 2004, the two credit rating agencies maintained their ratings of A2 for Moody’s and A+ for S & P. Both agencies characterized us as stable. In the past, the agencies have been concerned over the rate-setting process and decisions by the CPUC. Also, concerns were raised about our present level of capital expenditures, which will need to be partially financed through long-term borrowings or equity offerings. Management believes we would be able to meet financing needs even if ratings were downgraded, but a rating change could result in a higher interest rate on new debt.

Long-Term Financing

Long-term financing, which includes senior notes, other debt securities, and common stock, has been used to replace short-term borrowings and fund capital expenditures. Internally generated funds, after making dividend payments, provide positive cash flow, but have not been at a level to meet the needs of our capital expenditure requirements. Management expects this trend to continue given our capital expenditures plan for the next 5 years. Some capital expenditures are funded by payments received from developers for contributions in aid of construction or advances for construction. Funds received for contributions in aid of construction are non-refundable, whereas funds classified as advances in construction are refundable. Management believes long-term financing is available to meet our cash flow needs through issuances in both debt and equity markets.

During 2006, we raised approximately $103 million of capital. Of this amount, $20 million was raised through privately placed senior unsecured notes. The remaining $83 million was raised through the issuance of 2.3 million shares of common stock. We anticipate that the majority of our 2007 capital needs will be covered by the $103 million raised in 2006. In future periods, management anticipates funding our capital needs through a relatively balanced approach between long term debt and equity.

In September 2006, we filed a shelf registration statement with the SEC for up to $150 million in preferred stock and common stock in addition to our prior shelf permitting up to $35.6 million in preferred stock and common stock. On October 12, 2006, we completed an underwritten public offering of 2,250,000 shares of our common stock (including 250,000 shares pursuant to the exercise, in part, by the underwriters of their over-allotment option) at a price per share of $36.75 to the public, raising approximately $83 million in gross proceeds. For additional information please reference our Form 8-K, dated October 12, 2006 on file with the SEC. After issuance of these shares, we had approximately $101 million in remaining securities available for future issuance under our shelf registration.

We did not issue any significant long-term debt or additional stock in 2005.

In June 2004, we issued 1,409,700 shares of our common stock at $27.25 per share. The net proceeds of $36.8 million were used to pay down short-term borrowings and invest in short-term money market instruments, pending their use for general corporate purposes.

In September 2004, the CPUC issued a decision granting Cal Water authority to complete up to $250 million of equity and debt financing through 2010, subject to certain restrictions.

We do not utilize off-balance-sheet financing or utilize special purpose entity arrangements for financing. We do not have equity ownership through joint ventures or partnership arrangements.

Additional information regarding the bank borrowings and long-term debt is presented in Notes 8 and 9 in the Notes to Consolidated Financial Statements.

Contractual Obligations

		Less than			After
	Total	1 year	1-3 years	3-5 years	5 years
	(In thousands)

Long-term debt	$293,592	$1,778	$5,208	$4,889	$281,717
Interest payments	276,889	17,930	35,628	34,570	188,761
Advances for construction	157,660	5,321	10,541	10,440	131,358
Office leases	1,207	520	519	131	37
System leases	10,271	961	1,922	1,825	5,563
Water supply contracts	414,218	13,614	29,576	29,576	341,452

TOTAL	1,153,837	40,124	83,394	81,431	948,888

Our contractual obligations are summarized in the table above. For pension and post retirement benefits other than pension obligations see Note 12 to the Notes to the Consolidated Financial Statements. Long-term debt payments include annual sinking fund payments on first mortgage bonds, maturities of long-term debt, and annual payments on other long-term obligations. Advances for construction represent annual contract refunds to developers for the cost of water systems paid for by the developers. The contracts are non-interest bearing, and refunds are generally on a straight-line basis over a 40-year period. System and office leases include obligations associated with leasing water systems and rents for office space.

Cal Water has water supply contracts with wholesale suppliers in 14 of its operating districts and for the two leased systems in Hawthorne and Commerce. For each contract, the cost of water is established by the wholesale supplier and is generally beyond our control. The amount paid annually to the wholesale suppliers is charged to purchased water expense on our statement of income. Most contracts do not require minimum annual payments and vary with the volume of water purchased.

We have a contract with the Santa Clara Water District, which contains minimal purchase provisions. The contract payment varies with the volume of water purchased above the minimal levels. Management plans to continue to purchase and use at least the minimum water requirement under this contract in the future. Total paid under this contract was $5.3 million in 2006, $4.8 million in 2005, and $4.6 million in 2004.

The water supply contract with Stockton East Water District (SEWD) requires a fixed, annual payment and does not vary during the year with the quantity of water delivered by the district. Due to the fixed price arrangement, we utilize as much water as possible from SEWD in order to minimize the cost of operating Company-owned wells used to supplement SEWD deliveries. The total paid under the contract was $4.4 million in 2006, $4.3 million in 2005, and $4.4 million in 2004. Pricing under the contract varies annually. Estimated annual contractual obligations in the above table are based on the same payment level as 2006. Future cost increases by SEWD are expected to be offset by a decline in the allocation of costs to us as more of these costs are expected to be allocated to other SEWD customers due to growth within their service areas.

On September 21, 2005, we entered into an agreement with Kern County Water Agency (Agency) to obtain treated water for our operations. The term of the agreement is to January 1, 2035, or until the Agency’s bonds are repaid. The Agency’s bonds are described below. Under the terms of the agreement, we are obligated to purchase 20,500 acre feet of treated water per year by the year 2017, prior years to increase incrementally. We are obligated to pay a capital facilities charge and a treated water charge, both of which will be expensed as invoiced, regardless of whether we can use the water in our operation, and we are obligated for these charges even if the Agency cannot produce an adequate amount to supply the 20,500 acre feet in the year. This agreement supersedes a prior agreement with Kern County Water Agency for the supply of 11,500 acre feet of water per year. Total paid, under the prior agreement, was $3.3 million in 2006, 2005 and 2004.

Three other parties, including the City of Bakersfield, are also obligated to purchase a total of 32,500 acre feet per year under separate agreements with the Agency. Further, the Agency has the right to proportionally reduce the water supply provided to all of the participants if it cannot produce adequate supplies. The participation of all parties in the transaction for expansion of the Agency’s facilities, including its water purification plant, purchase of the water, and payment of interest and principal on the bonds being issued by the Agency to finance the transaction, is required as a condition to the obligation of the Agency to proceed with expansion of the Agency’s facilities. If any of the other parties does not use its allocation, that party is obligated to pay its contracted amount.

The Agency is planning to issue bonds to fund the project and will use the payments of the capital facilities charges by us and the other contracted parties to meet the Agency’s obligations to pay interest and repay principal on the bonds. If any of the parties were to default on making payments of the capital facilities charge, then the other parties are obligated to pay for the defaulting party’s share on a pro-rata basis. If there is a payment default by a party and the remaining parties have to make payments, they are also entitled to a pro-rata share of the defaulting party’s water allocation.

We expect to use all our contracted amount of water in our operations every year. If additional treated water is available, all parties have an option to purchase this additional treated water, subject to the Agency’s right to allocate the water among the parties. If we were to pay for and receive additional amounts of water due to a default of another participating party, we believe we could use this additional water in our operations without incurring substantial increases in incremental costs.

The total obligation of all parties, excluding us, is approximately $50 million to the Agency. Based on the credit worthiness of the other participants, which are government entities, our management believes it to be highly unlikely that we would be required to assume any other parties’ obligations under the contract due to their default. If a party defaults, we would receive entitlement to the additional water for assuming the additional obligation.

Once the project is complete, we are obligated to pay a capital facilities charge and a treated water charge that together total $4.7 million annually, which equates to $231 per acre foot. Annual payments of $2.0 million for the capital facilities charge will begin when the Agency issues bonds to fund the project. Some of the treated water charge of $2.7 million is expected to begin July 1, 2007, when a portion of the planned capacity is expected to be available. The expanded water treatment plant is expected to be at full capacity by July 1, 2008, and at that time, the full annual payments of $4.7 million would be made and continue through the term of the agreement. Once treated water is being delivered, we will also be obligated for our portion of the operating costs; that portion is currently estimated to be $69 per acre foot. The actual amount will vary due to variations from estimates, inflation, and other changes in the cost structure. Our overall estimated cost of $300 per acre foot is less than the estimated cost of procuring untreated water (assuming water rights could be obtained) and then providing treatment.

Capital Requirements

Capital requirements consist primarily of new construction expenditures for expanding and replacing utility plant facilities and the acquisition of water systems. They also include refunds of advances for construction.

Company-funded utility plant expenditures were $86.2 million, $77.6 million, and $50.4 million in 2006, 2005, and 2004, respectively. A majority of capital expenditures was associated with mains and water treatment equipment.

For 2007, Company-funded capital expenditures are budgeted at approximately $85 million. For the years 2007 through 2011, capital expenditures are currently estimated at $75 to $85 million per year.

Other capital expenditures are funded through developer advances and contributions in aid of construction (non-company funded). The expenditure amounts were $26.0 million, $16.9 million, and $18.2 million in 2006, 2005, and 2004, respectively. The changes from year-to-year reflect expansion projects by developers in our service areas.

Management expects us to incur non-company funded expenditures in 2007. These expenditures will be financed by developers through refundable advances for construction and non-refundable contributions in aid of construction. Developers are required to deposit the cost of a water construction project with us prior to our commencing construction work, or the developers may construct the facilities themselves and deed the completed facilities to us. Funds are generally received in advance of incurring costs for these projects. Advances are normally refunded over a 40-year period without interest. Future payments for advances received are listed under contractual obligations above. Because non-company-funded construction activity is solely at the discretion of developers, we cannot predict the level of future activity. The cash flow impact is expected to be minor due to the structure of the arrangements.

Capital Structure

In 2006, common stockholders’ equity increased by $84.4 million, due primarily to a net increase in Common Stock of $79.6 million, which was the direct result of the aforementioned October 2006 public offering. In 2005, common stockholders’ equity increased by $6.3 million, due primarily to an increase in retained earnings. In 2004, common stockholders’ equity increased $43.1 million, or 18%, due primarily to earnings and the issuance of new shares of common stock. The long-term debt increased $18.3 million due primarily to the issuance of $20 million of senior unsecured notes. See the Long-Term Financing section above for additional information.

Total capitalization at December 31, 2006, was $673.6 million and $571.6 million at December 31, 2005. The Company intends to issue common stock and long-term debt to finance our operations. The capitalization ratios will vary depending upon the method we choose to finance our operations.

At December 31, 2006, capitalization ratios were:

	2006	2005

Common equity	56.2%	51.4%
Preferred stock	0.5%	0.6%
Long-term debt	43.3%	48.0%

The return (from both regulated and non-regulated operations) on average common equity was 6.8% in 2006 compared to 9.3% in 2005.

Acquisitions

Although there were no significant acquisitions in the periods presented, the following acquisitions were completed in 2006 and 2005:

In August 2006, we acquired the assets of Independent Utility Company, for approximately $500,000 in cash in exchange for the assets of the system, including three wells and 340 acre-feet of water rights. Located 15 miles east of Albuquerque, New Mexico, we merged the system and its 400 customers into New Mexico Water Service Company. No goodwill was recorded in the transaction.

In April 2005, we acquired the water system assets of the Los Trancos Water District for $125,000 in cash. The Los Trancos water system and its 270 customers were merged into California Water Service Company’s Bear Gulch district. The purchase price was approximately equal to rate base and no goodwill was recorded in the transaction.

In June 2005, we acquired the water system assets of Gamble Bay for $370,000. We assumed net liabilities of $336,000 and the balance was paid in cash. We merged the water system and its 169 customers into Washington Water. We recorded an acquisition adjustment of $18,000, which we believe will be included in rate base. As such, the purchase price is approximately equal to rate base and no goodwill was recorded.

In June 2005, we acquired the water system assets of the Cypress Gardens Water Company for $312,000 in cash. We merged the water system and its 350 customers into New Mexico Water. The purchase price is approximately equal to rate base and no goodwill was recorded.

In April 2004, we acquired the stock of National Utility Company (NUC) and land from owners of NUC for $0.9 million in cash. We retired NUC’s stock and merged it into New Mexico Water. Revenue for NUC for the 8-month period in 2004 was $0.4 million and net income was zero. The purchase price is approximately equal to rate base and an immaterial amount of goodwill was recorded in the transaction.

Real Estate Program

We own real estate. From time to time, certain parcels are deemed no longer used or useful for water utility operations. Most surplus properties have a low cost basis. We developed a program to realize the value of certain surplus properties through sale or lease of those properties. The program will be ongoing for a period of several years. Property sales produced pretax gains of $0.3 million and $2.2 million in 2006 and 2005 respectively; no pretax gains were recorded in 2004. As sales are dependent on real estate market conditions, future sales, if any, may or may not be at prior year levels. As discussed in the “Rates and Regulations” section, future sales may be affected by the CPUC ruling in its proceeding regarding sales of utility assets.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We do not participate in hedge arrangements, such as forward contracts, swap agreements, options, or other contractual agreements to mitigate the impact of market fluctuations on our assets, liabilities, production, or contractual commitments. We operate only in the United States and, therefore, are not subject to foreign currency exchange rate risks.

Terrorism Risk

Due to terrorist risks, we have heightened security at our facilities over the past few years and have taken added precautions to protect our employees and the water delivered to customers. We have complied with EPA regulations concerning vulnerability assessments and have made filings to the EPA as required. In addition, communication plans have been developed as a component of our procedures related to this risk. While we do not make public comments on our security programs, we have been in contact with federal, state, and local law enforcement agencies to coordinate and improve our water delivery systems’ security.

Interest Rate Risk

We are subject to interest rate risk, although this risk is lessened because we operate in a regulated industry. If interest rates were to increase, management believes customer rates would increase accordingly, subject to Commission approval in future GRC filings. The majority of our debt is long-term at a fixed rate. Interest rate risk does exist on short-term borrowings within our credit facilities, as these interest rates are variable. We also have interest rate risk on new financing, as higher interest cost may occur on new debt if interest rates increase.

Stock Price Risk

Because we operate primarily in a regulated industry, our stock price volatility risk is somewhat lessened; however, regulated parameters also can be recognized as limitations to operations, earnings, and the ability to respond to certain business condition changes. An adverse change in the stock price could make issuance of common stock less attractive in the future.

Stock Market Performance Risk

Our stock price could be affected by changes in the general market. This could impact the costs of obtaining funds through the equity markets. Stock market performance could also impact us through the investments by our defined benefit plan and postretirement medical benefit plan. We are responsible for funding these plans. Plan investments are made in stock market equities using mutual funds and in corporate bonds. Poor performance of the equity and bond markets could result in increased costs and additional funding requirements due to lower investment returns. Management believes we would be able to recover these higher costs in customer rates.

Equity Risk

We do not have equity investments and, therefore, does not have equity risks.

Item 8.	Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
California Water Service Group:

We have audited the accompanying consolidated balance sheets of California Water Service Group and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, common stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2006. These consolidated financial statements are the responsibility of the management of California Water Service Group. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of California Water Service Group and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the Consolidated Financial Statements, effective January 1, 2006, California Water Service Group adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), Share-Based Payment, and effective December 31, 2006, California Water Service Group adopted the initial funded status recognition and disclosure provisions of SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. In addition, California Water Service Group changed its method for quantifying errors in its financial statements in 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of internal control over financial reporting of California Water Service Group and subsidiaries as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 9, 2007 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting

/s/ KPMG LLP

Mountain View, California
March 9, 2007

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
California Water Service Group:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that California Water Service Group and subsidiaries maintained effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management of California Water Service Group is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the internal control over financial reporting of California Water Service Group and subsidiaries based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that California Water Service Group and subsidiaries maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework, issued by the COSO. Also, in our opinion, California Water Service Group and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework, issued by the COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of California Water Service Group and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, common stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2006, and our report dated March 9, 2007 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Mountain View, CA
March 9, 2007

Consolidated Balance Sheets

	December 31,
	2006	2005
	In thousands,
	except per share data

Assets
Utility plant:
Land	$15,460	$14,274
Depreciable plant and equipment	1,278,356	1,171,218
Construction work in progress	35,659	35,372
Intangible assets	14,940	14,226

Total utility plant	1,344,415	1,235,090
Less accumulated depreciation and amortization	402,940	372,359

Net utility plant	941,475	862,731

Current assets:
Cash and cash equivalents	60,312	9,533
Receivables, net of allowance for doubtful accounts
Customers	19,526	16,061
Other	6,700	4,700
Unbilled revenue	11,341	11,445
Materials and supplies at weighted average cost	4,515	4,182
Prepaid pension expense	1,696	1,696
Taxes and other prepaid expenses	5,534	4,607

Total current assets	109,624	52,224

Other assets:
Regulatory assets	93,785	58,213
Unamortized debt premium and expense	7,418	7,746
Other	12,717	16,031

Total other assets	113,920	81,990

	$1,165,019	$996,945

Capitalization and Liabilities
Capitalization:,
Common stock, $0.01 par value; 25,000 shares authorized, 20,657 and 18,390, outstanding in 2006 and 2005, respectively	$207	$184
Additional paid-in capital	211,513	131,991
Retained earnings	166,582	162,968
Accumulated other comprehensive loss	—	(1,202)

Total common stockholders’ equity	378,302	293,941
Preferred stock without mandatory redemption provision, $25 par value,
380 shares authorized, 139 shares outstanding	3,475	3,475
Long-term debt, less current maturities	291,814	274,142

Total capitalization	673,591	571,558

Current liabilities:
Current maturities of long-term debt	1,778	1,133
Accounts payable	33,130	36,120
Income taxes payable	7,918	—
Accrued other taxes	1,971	1,791
Accrued interest	3,072	2,715
Other accrued liabilities	22,356	21,266

Total current liabilities	70,225	63,025

Unamortized investment tax credits	2,541	2,615
Deferred income taxes	69,503	63,920
Regulatory liabilities	19,954	18,782
Pension and postretirement benefits other than pension	48,584	21,514
Advances for construction	157,660	141,842
Contributions in aid of construction	109,504	99,958
Other long-term liabilities	13,457	13,731
Commitments and contingencies	—	—

	$1,165,019	$996,945

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Income

	For the Years Ended December 31,
	2006	2005	2004
	In thousands, except per share data

Operating revenue	$334,717	$320,728	$315,567

Operating expenses:
Operations:
Purchased water	93,426	87,504	89,787
Purchased power	22,738	20,541	21,801
Pump taxes	8,094	7,620	7,555
Administrative and general	52,793	48,771	47,710
Other	42,923	40,032	39,928
Maintenance	15,591	15,216	13,228
Depreciation and amortization	30,652	28,731	26,114
Income taxes	15,297	17,875	15,855
Property and other taxes	12,897	12,613	11,508

Total operating expenses	294,411	278,903	273,488

Net operating income	40,306	41,825	42,079

Other income and expenses:
Non-regulated revenue	10,645	9,261	8,073
Non-regulated expense	(7,208)	(6,282)	(5,065)
Gain on sale of non-utility property	348	2,250	8
Less: income taxes on other income and expenses	(1,542)	(2,131)	(1,229)

Net other income and expenses	2,243	3,098	1,787

Interest expense:
Interest expense	19,669	18,600	18,664
Less capitalized interest	(2,700)	(900)	(824)

Net interest expense	16,969	17,700	17,840

Net income	$25,580	$27,223	$26,026

Earnings per share:
Basic	$1.34	$1.47	$1.46
Diluted	$1.34	$1.47	$1.46
Weighted average number of common shares outstanding:
Basic	18,905	18,379	17,652
Diluted	18,925	18,402	17,674

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Common Stockholders’ Equity and Comprehensive Income

For the Years Ended December 31, 2006, 2005 and 2004

				Accumulated
		Additional		Other	Total
	Common	Paid-in	Retained	Comprehensive	Stockholders’
	Stock	Capital	Earnings	Loss	Equity
	In thousands

Balance at December 31, 2003	$169	$93,748	$150,908	$(301)	$244,524

Net income	—	—	26,026	—	26,026
Net other comprehensive loss	—	—	—	(400)	(400)

Comprehensive income	—	—	—	—	25,626
Issuance of common stock, net of expenses of $1,594	15	37,523	—	—	37,538
Dividends paid:
Preferred stock	—	—	(153)	—	(153)
Common stock	—	—	(19,930)	—	(19,930)

Total dividends paid	—	—	(20,083)	—	(20,083)

Balance at December 31, 2004	184	131,271	156,851	(701)	287,605
Net income	—	—	27,223	—	27,223
Net other comprehensive loss	—	—	—	(501)	(501)

Comprehensive income	—	—	—	—	26,722
Issuance of common stock	—	720	—	—	720
Dividends paid:
Preferred stock	—	—	(153)	—	(153)
Common stock	—	—	(20,953)	—	(20,953)

Total dividends paid	—	—	(21,106)	—	(21,106)

Balance at December 31, 2005	184	131,991	162,968	(1,202)	293,941
Net income	—	—	25,580	—	25,580
Reclassification of minimum pension liability to regulatory asset, net of tax effect of $802, in conjunction with the implementation of SFAS no. 158 (see Note 12)	—	—	—	1,202	1,202

Comprehensive income	—	—	—	—	26,782
Issuance of common stock, net of expenses of $3,680	23	79,522	—	—	79,545
Dividends paid:
Preferred stock	—	—	(153)	—	(153)
Common stock	—	—	(21,813)	—	(21,813)

Total dividends paid	—	—	(21,966)	—	(21,966)

Balance at December 31, 2006	$207	$211,513	$166,582	$—	$378,302

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2006	2005	2004
	In thousands

Operating activities:
Net income	$25,580	$27,223	$26,026

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	30,652	28,731	26,114
Amortization of debt premium and expenses	665	661	660
Net change in deferred income taxes, investment tax credits, and regulatory assets and liabilities	3,218	3,908	17,637
Gain on sale of non-utility property	(348)	(2,250)	(8)
Changes in operating assets and liabilities:
Receivables	(5,381)	5,545	(2,720)
Unbilled revenue	104	(2,138)	(771)
Taxes and other prepaid expenses	(437)	6,491	(7,168)
Accounts payable	(865)	12,604	(6,406)
Other current assets	(322)	(1,021)	(203)
Other current liabilities	11,045	3,841	2,713
Other changes, net	(2,944)	(1,106)	(2,827)

Net adjustments	35,387	55,266	27,021

Net cash provided by operating activities	60,967	82,489	53,047

Investing activities:
Utility plant expenditures:
Company-funded	(88,382)	(73,799)	(48,024)
Developer advances and contributions in aid of construction	(26,032)	(16,948)	(18,185)
Proceeds from sale of non-utility assets	353	2,316	14
Acquisitions	(509)	(471)	(900)

Net cash used in investing activities	(114,570)	(88,902)	(67,095)

Financing activities:
Net changes in short-term borrowings	—	—	(6,454)
Issuance of common stock, net of expenses	79,545	720	37,538
Issuance of long-term debt, net of expenses	19,879	227	3,501
Advances for construction	22,007	15,389	14,388
Refunds of advances for construction	(6,189)	(4,840)	(5,049)
Contributions in aid of construction	12,953	7,924	6,882
Retirement of long-term debt	(1,848)	(1,188)	(711)
Dividends paid	(21,966)	(21,106)	(20,083)

Net cash provided by (used in) financing activities	104,381	(2,874)	30,012

Change in cash and cash equivalents	50,779	(9,287)	15,964
Cash and cash equivalents at beginning of year	9,533	18,820	2,856

Cash and cash equivalents at end of year	$60,312	$9,533	$18,820

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest (net of amounts capitalized)	$16,146	$16,811	$17,202
Income taxes	5,471	12,411	8,026
Supplemented disclosure of non-cash activities:
Accrued payables for investments in utility plant	10,477	12,613	8,843

See accompanying Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements

December 31, 2006, 2005, and 2004
Amounts in thousands, except per share data and share data

1	ORGANIZATION AND OPERATIONS

California Water Service Group (Company) is a holding company that provides water utility and other related services in California, Washington, New Mexico, and Hawaii through its wholly-owned subsidiaries. California Water Service Company (Cal Water), Washington Water Service Company (Washington Water), New Mexico Water Service Company (New Mexico Water), and Hawaii Water Service Company, Inc. (Hawaii Water) provide regulated utility services under the rules and regulations of their respective state’s regulatory commissions (jointly referred to as the Commissions). CWS Utility Services provides non-regulated water utility and utility-related services.

The Company operates primarily in one business segment, providing water and related utility services.

2	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Accounting Records  The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany transactions and balances have been eliminated. The accounting records of the Company are maintained in accordance with the uniform system of accounts prescribed by the Commissions.

Reclassifications  Certain other prior years’ amounts have been reclassified, where necessary, to conform to the current year presentation.

On the balance sheet, prior year amounts for the non-current portion of the liability for postretirement benefits other than pension in the amount of $10,191 and the non-current portion of the liability for supplemental executive retirement plan in the amount of $3,600 were reclassified from current liabilities to the non-current liability entitled Pension and postretirement benefits other than pensions, as such amounts were not expected to be paid within one year of the balance sheet date. In addition, non-regulated income and non-regulated expenses which were previously netted in the income statement have been broken out separately. Also, prior year amounts for income taxes associated with other income and expenses were reclassified from income taxes included in operating expenses.

On the statement of cash flows, prior year amounts for the company funded utility plant expenditures and accounts payable have been reduced for non-cash activities.

Use of Estimates  The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue  Revenue consists primarily of monthly cycle customer billings for regulated water and waste water services at rates authorized by the Commissions and billings to certain non-regulated customers. Revenue from metered accounts includes unbilled amounts based on the estimated usage from the latest meter reading to the end of the accounting period. Flat-rate accounts, which are billed at the beginning of the service period, are included in revenue on a pro rata basis for the portion applicable to the current accounting period.

Revenues from regulated customers include fees that are paid to the Commissions. This amount is recorded in revenue and in other operating expenses. Fees paid to the Commissions were $4,483 in 2006, $4,123 in 2005, and $4,088 in 2004.

The Company provides an allowance for doubtful accounts. The balance of customer receivables is net of the allowance for doubtful accounts at December 31, 2006 and 2005 of $260 and $272, respectively.

Notes to Consolidated Financial Statements — (Continued)

The activity in the reserve account is as follows:

	2006	2005

Beginning Balance	$272	$287
Provision for uncollectible accounts	928	756
Net write off of uncollectible accounts	(940)	(771)

Ending Balance	$260	$272

Non-Regulated Revenue  Revenues from non-regulated operations and maintenance agreements are recognized when services have been rendered to companies or municipalities under such agreements. Other non-regulated revenue is recognized when title has transferred to the buyer, or ratably over the term of the lease. For construction and design services, revenue is generally recognized on the completed contract method, as most projects are completed in less than three months.

Expense Balancing and Memorandum Accounts  Expense balancing and memorandum accounts are used to track suppliers’ rate changes for purchased water, purchased power, and pump taxes that are not included in customer water rates. The cost changes are referred to as “Offsetable Expenses” because under certain circumstances they are recoverable from customers (or refunded to customers) in future rates designed to offset the cost changes from the suppliers. The Company does not record the balancing and memorandum accounts until the Commission has authorized a change in customer rates and the customer has been billed.

Utility Plant  Utility plant is carried at original cost when first constructed or purchased, except for certain minor units of property recorded at estimated fair values at the date of acquisition. When depreciable plant is retired, the cost is eliminated from utility plant accounts and such costs are charged against accumulated depreciation. Maintenance of utility plant is charged to operating expenses as incurred. Maintenance projects are not accrued for in advance. Interest is capitalized on plant expenditures during the construction period and amounted to $2,700 in 2006, $900 in 2005, and $824 in 2004.

Intangible assets acquired as part of water systems purchased are stated at amounts as prescribed by the Commissions. All other intangibles have been recorded at cost and are amortized over their useful life. Included in intangible assets is $6,515 paid to the City of Hawthorne in 1996 to lease the city’s water system and associated water rights. The asset is being amortized on a straight-line basis over the 15-year life of the lease.

The following table represents depreciable plant and equipment as of December 31:

	2006	2005

Equipment	$260,437	$234,073
Transmission and distribution plant	940,434	864,450
Office buildings and other structures	77,485	72,695

Total	$1,278,356	$1,171,218

Depreciation of utility plant for financial statement purposes is computed on a straight-line basis over the assets’ estimated useful lives and provides for asset retirement costs as follows:

Useful Lives

Equipment	5 to 50 years
Transmission and distribution plant	40 to 65 years
Office Buildings and other structures	50 years

The provision for depreciation expressed as a percentage of the aggregate depreciable asset balances was 2.6% in 2006, 2.7% in 2005, and 2.6% in 2004. For income tax purposes, as applicable, the Company computes depreciation using the accelerated methods allowed by the respective taxing authorities. Plant additions since June 1996 are depreciated on a straight-line basis for tax purposes in accordance with tax regulations.

Notes to Consolidated Financial Statements — (Continued)

Cash Equivalents  Cash equivalents include highly liquid investments with original maturities of three months or less. As of December 31, 2006 and 2005, cash equivalents included investments in money market funds in the amount of $53,896 and $4,003, respectively.

Restricted Cash  Restricted cash primarily represents proceeds collected through a surcharge on certain customers’ bills plus interest earned on the proceeds and is used to service California Safe Drinking Water Bond obligations. All restricted cash is classified in other prepaid expenses. At December 31, 2006 and 2005, restricted cash was $1,304 and $1,200, respectively.

Regulatory Assets and Liabilities  The Company operates extensively in a regulated business, and as such is subject to the provisions of Statement of Financial Accounting Standards (SFAS) No. 71, “Accounting for the Effects of Certain Types of Regulations.” In accordance with SFAS No. 71, the Company records regulatory assets for future revenues expected to be realized in customers’ rates when certain items are recognized as expenses for rate making purposes. The income tax temporary differences relate primarily to the difference between book and federal income tax depreciation on utility plant that was placed in service before the regulatory Commissions adopted normalization for rate making purposes. Previously, the tax benefit of tax depreciation was passed onto customers (flow-through). For state income tax purposes, the Commission continues to use the flow-through method. As such timing differences reverse, the Company will be able to include the impact of such differences in customer rates. These federal tax differences will continue to reverse over the remaining book lives of the related assets.

In addition, regulatory assets include expense items that are capitalized for financial statement purposes, because they will be recovered in future customer rates. The capitalized expenses relate to asset retirement obligations, pension benefits, postretirement benefits other than pensions (Retiree Group Health), and accrued benefits for vacation, self-insured workers’ compensation, and directors retirement benefits. Asset retirement obligations are recorded net of depreciation which has been recorded and recognized through the regulatory process.

Regulatory liabilities represent future benefits to ratepayers for tax deductions that will be allowed in the future. Regulatory liabilities also reflect timing differences provided at higher than the current tax rate, which will flow-through to future ratepayers.

Regulatory assets and liabilities are comprised of the following as of December 31:

	2006	2005

Regulatory Assets
Income tax temporary differences	$35,213	$32,856
Asset retirement obligations, net	2,914	1,538
Pension and Retiree Group Health	43,345	9,791
Other accrued benefits	12,313	14,028

Total Regulatory Assets	$93,785	$58,213

Regulatory Liabilities
Future tax benefits due ratepayers	$19,954	$18,782

Long-Lived Assets  The Company regularly reviews its long-lived assets for impairment, annually or when events or changes in business circumstances have occurred that indicate the carrying amount of such assets may not be fully realizable. Potential impairment of assets held for use is determined by comparing the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the asset. If assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying value of the asset exceeds its fair value. There have been no asset impairments as of December 31, 2006 and 2005.

Long-Term Debt Premium, Discount and Expense  The discount and issuance expense on long-term debt is amortized over the original lives of the related debt issues on a straight-line basis which approximates the effective

Notes to Consolidated Financial Statements — (Continued)

interest rate. Premiums paid on the early redemption of certain debt issues and the unamortized original issue discount and expense are amortized over the life of new debt issued in conjunction with the early redemption. Amortization expense included in interest expense was $665, $661, and $660 for 2006, 2005, and 2004, respectively.

Accumulated Other Comprehensive Loss  The Company has an unfunded Supplemental Executive Retirement Plan. In 2005, the unfunded accumulated benefit obligation of the plan, less the accrued benefit, exceeded the unrecognized prior service cost which was recorded in accumulated other comprehensive loss, net of tax, as a separate component of Stockholders’ Equity. In 2006, with the adoption of Statement of Financial Accounting Standard No. 158, “Employers’ Accounting for Retired Benefit Pension and Other Postretirement Plans” the Company determined that the amount should be reflected as a regulatory asset, as it will be recovered in future customer rates. As a result, during 2006, the Company recognized $1,202 of net accumulated other comprehensive loss as a regulatory asset.

Advances for Construction  Advances for Construction consist of payments received from developers for installation of water production and distribution facilities to serve new developments. Advances are excluded from rate base for rate setting purposes. Annual refunds are made to developers without interest. Advances of $157,126, and $141,168 at December 31, 2006, and 2005, respectively, are refunded primarily over a 40-year period in equal annual amounts. In addition, other Advances for Construction totaling $534 and $674 at December 31, 2006, and 2005, respectively, are refundable based upon customer connections. Estimated refunds of advances for each succeeding year (2007 through 2011) are approximately $5,321, $5,254, $5,287, $5,222, $5,218, and $131,358 thereafter.

Contributions in Aid of Construction  Contributions in Aid of Construction represent payments received from developers, primarily for fire protection purposes, which are not subject to refunds. Facilities funded by contributions are included in utility plant, but excluded from rate base. Depreciation related to assets acquired from contributions is charged to Contributions in Aid of Construction account.

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

Advances for Construction and Contributions in Aid of Construction received from developers subsequent to 1986 were taxable for federal income tax purposes and subsequent to 1991 were subject to California income tax. In 1996, the federal tax law, and in 1997, the California tax law, changed and only deposits for new services were taxable. In late 2000, federal regulations were further modified to exclude contributions of fire services from taxable income.

Workers’ Compensation, General Liability and Other Claims  For workers’ compensation, the Company utilized an actuary firm to estimate the discounted liability associated with claims submitted and claims not yet submitted based on historical data. For general liability claims and other claims, the Company estimates the cost incurred but not yet paid using historical information.

Collective Bargaining Agreements  As of December 31, 2006, the Company had 869 employees, including 577 non-supervisory employees who are represented by the Utility Workers Union of America, AFL-CIO, except

Notes to Consolidated Financial Statements — (Continued)

certain engineering and laboratory employees who are represented by the International Federation of Professional and Technical Engineers, AFL-CIO. The union agreements expire at the end of 2007.

Earnings Per Share  The computations of basic and diluted earnings per share are noted below. Basic earnings per share are computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Restricted Stock Awards are included in the weighted stock outstanding as the shares have all voting and dividend rights as issued and unrestricted common stock.

Common stock options outstanding to purchase common shares were 90,500, 98,000, and 121,500 at December 31, 2006, 2005, and 2004, respectively. Stock Appreciation Rights (SAR) covering 37,969 shares of common stock were outstanding as of December 31, 2006, and none were outstanding as of December 31, 2005 or December 31, 2004.

All options and most SARs are dilutive and the dilutive effect is shown in the table below.

	2006	2005	2004
	(In thousands, except per share data)

Net income, as reported	$25,580	$27,223	$26,026
Less preferred dividends	153	153	153

Net income available to common stockholders	$25,427	$27,070	$25,873

Weighted average common shares, basic	18,905	18,379	17,652
Dilutive common stock equivalents (treasury method)	20	23	22

Shares used for dilutive calculation	18,925	18,402	17,674

Earnings per share — basic	$1.34	$1.47	$1.46
Earnings per share — diluted	$1.34	$1.47	$1.46

Stock-based Compensation  In 2006, the Company adopted the provisions of the Financial Accounting Standards Board’s (FASB) Statement of Financial Accounting Standards No. 123 — revised 2004 (SFAS 123(R)), “Share-Based Payment” which replaced Statement of Financial Accounting Standards No. 123 (SFAS 123), “Accounting for Stock-Based Compensation” and supersedes APB Opinion No 25 (APB 25), “Accounting for Stock Issued to Employees.” Under the fair value recognition provisions of SFAS 123(R), stock-based compensation cost is measured at the grant date based on the fair value of the award. The Company recognizes compensation as expense on a straight-line basis over the requisite service period, which is the vesting period. The Company elected the modified-prospective method of adoption of SFAS No. 123(R), under which prior periods are not revised for comparative purposes. Using this method, the valuation provisions of SFAS 123(R) apply to new grants and the unvested portion of prior grants on a prospective basis. All options that were granted prior to the adoption date were vested as of the adoption date such that no compensation expense is required.

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

The adoption of SFAS 123(R) did not have a material impact on the Company’s consolidated financial position, results of operations and cash flows. See Note 13 for further information regarding the Company’s stock-based compensation assumptions and expenses.

Long-Term Incentive Plan  The Company had a stockholder-approved Long-Term Incentive Plan (which was replaced on April 27, 2005, by a stockholder-approved Equity Incentive Plan) that allowed granting of non-

Notes to Consolidated Financial Statements — (Continued)

qualified stock options. The Company accounted for options issued under the Long-Term Incentive Plan using the intrinsic value method of accounting as prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” All outstanding options issued under the Long-Term Incentive Plan have an exercise price equal to the market price on the date they were granted. All options granted under the Long-Term Incentive Plan are fully vested. No compensation expense was recorded in 2006, 2005 or 2004, related to stock options issued under the Long-Term Incentive Plan.

The table below illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provision of SFAS No. 123 to employee compensation for the options granted under the Long-Term Incentive Plan.

	2005	2004

Net income available to common stockholders	$27,070	$25,873
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	46	67

Pro forma net income available to common stockholders	$27,024	$25,806

Earnings per share:
Basic — as reported	$1.47	$1.46
Basic — pro forma	$1.47	$1.46
Diluted — as reported	$1.47	$1.46
Diluted — pro forma	$1.47	$1.46

Other Recent Accounting Pronouncements  In November 2004, the FASB issued SFAS No. 151, “Inventory Costs — an Amendment to ARB No. 43, Chapter 4.” The statement clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. The adoption of this statement in the first quarter of 2006 did not have a material impact the Company’s financial position, results of operations, or cash flows.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the entity’s financial statements. FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. FIN 48 is effective for year beginning after December 16, 2006. The Company does not anticipate the adoption of FIN 48 will have a material effect on the Company’s financial statements upon adoption.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an Amendment of FASB Statements No. 87, 88, 106, and 132(R).” The statement requires an employer to recognize in its statement of financial position an asset for a plan’s over-funded status or a liability for a plan’s under-funded status. The measurement date of the plans’ assets and obligations that determine the funded status will be as of the end of the employer’s fiscal year effective in 2008. The adoption of this statement is described in Note 12.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108). The bulletin was issued to address diversity in practice in quantifying financial statement misstatements and the potential under current practice for the build up of improper amounts on the balance sheet. The adoption of SAB 108 did not have a material impact on the Company’s financial statements.

Notes to Consolidated Financial Statements — (Continued)

3	OTHER INCOME AND EXPENSES

The Company conducts various non-regulated activities as reflected in the table below.

	2006		2005		2004
	Revenue	Expense	Revenue	Expense	Revenue	Expense

Operating and maintenance	$5,141	$4,476	$4,931	$3,789	$4,536	$3,539
Meter reading and billing	1,159	865	1,112	639	1,261	638
Leases	1,714	571	1,457	499	1,285	467
Design and construction	1,151	744	929	697	606	397
Other and non-regulated expenses	1,480	552	832	658	385	24

Total	$10,645	$7,208	$9,261	$6,282	$8,073	$5,065

Operating and maintenance services and meter reading and billing services are provided for water and wastewater systems owned by private companies and municipalities. The agreements call for a fee-per-service or a flat-rate amount per month. Leases have been entered into with telecommunications companies for cellular phone antennas placed on the Company’s property. Design and construction services are for the design and installation of water mains and other water infrastructure for others outside the Company’s regulated service areas.

4	ACQUISITIONS

In 2006, after receiving regulatory approval, the Company’s wholly-owned subsidiary, New Mexico Water, acquired a water system by purchasing the assets of the system for a purchase price of approximately $500 which was allowed as the rate base of the system

In 2005, after receiving regulatory approval, the Company’s subsidiaries acquired three water systems for a combined purchase price of $807, including liabilities assumed of $336, which was the approximate value of the rate base in aggregate of the assets acquired.

In 2004, after receiving regulatory approval, New Mexico Water, acquired the stock of National Utilities Corporation. The purchase was for $900 which was the approximate amount of rate base of the assets acquired and for certain real estate used by the water system.

Condensed balance sheets and pro forma results of operations for these acquisitions have not been presented since the impact of the purchases was not material. Minimal or no goodwill was recorded in connection with the acquisitions.

Notes to Consolidated Financial Statements — (Continued)

5	INTANGIBLE ASSETS

As of December 31, 2006 and 2005, intangible assets that will continue to be amortized and those not amortized were:

	Weighted	2006			2005
	Average	Gross		Net	Gross		Net
	Amortization	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Period	Value	Amortization	Value	Value	Amortization	Value

Amortized intangible assets:
Hawthorne lease	15	$6,515	$4,705	$1,810	$6,515	$4,271	$2,244
Water pumping rights	usage	1,084	14	1,070	1,084	11	1,073
Water planning studies	14	3,510	909	2,601	2,873	605	2,268
Leasehold improvements and other	24	938	558	380	876	515	361

Total	16	$12,047	$6,186	$5,861	$11,348	$5,402	$5,946

Unamortized intangible assets:
Perpetual water rights and other		$2,893	—	$2,893	$2,878	—	$2,878

For the years ending December 31, 2006, 2005, and 2004, amortization of intangible assets was $853, $876, and $799, respectively. Estimated future amortization expense related to intangible assets for the succeeding five years is approximately $750, $718, $694, $668, $258, and $2,686 thereafter.

6	PREFERRED STOCK

As of December 31, 2006 and 2005, 380,000 shares of preferred stock were authorized. Dividends on outstanding shares are payable quarterly at a fixed rate before any dividends can be paid on common stock.

The outstanding 139,000 shares of $25 par value cumulative, 4.4% Series C preferred shares are not convertible to common stock. A premium of $243 would be due to preferred stock shareholders upon voluntary liquidation of Series C. There is no premium in the event of an involuntary liquidation. Each Series C preferred share is entitled to sixteen votes, with the right to cumulative votes at any election of directors.

See Note 7 for a description of the Series D preferred Stock.

7	COMMON STOCKHOLDERS’ EQUITY

The Company is authorized to issue 25 million shares of $0.01 par value common stock. As of December 31, 2006 and 2005, 20,656,699 shares and 18,389,996 shares, respectively, of common stock were issued and outstanding. In 2006, the Company completed an offering of 2,250,000 shares at $36.75 per share, raising approximately $83 million in gross proceeds.

Dividend Reinvestment and Stock Repurchase Plan  The Company has a Dividend Reinvestment and Stock Purchase Plan (Plan). Under the Plan, stockholders may reinvest dividends to purchase additional Company common stock without commission fees. The Plan also allows existing stockholders and other interested investors to purchase Company common stock through the transfer agent up to certain limits. The Company’s transfer agent operates the Plan and purchases shares on the open market to provide shares for the Plan.

Stockholder Rights Plan  The Company’s Stockholder Rights Plan (Plan) is designed to protect stockholders and to maximize stockholder value by encouraging a prospective acquirer to negotiate with the Board. The Plan was adopted in 1998 and authorized a dividend distribution of one right (Right) to purchase 1/100th share of Series D

Notes to Consolidated Financial Statements — (Continued)

Preferred Stock for each outstanding share of Common Stock in certain circumstances. The Rights are for a ten-year period that expires in February 2008.

Each Right represents a right to purchase 1/100th share of Series D Preferred Stock at the price of $120, subject to adjustment (Purchase Price). Each share of Series D Preferred Stock is entitled to receive a dividend equal to 100 times any dividend paid on common stock and 100 votes per share in any stockholder election. The Rights become exercisable upon occurrence of a Distribution Date. A Distribution Date event occurs if (a) any person accumulates 15% of the then outstanding Common Stock, (b) any person presents a tender offer which would cause the person’s ownership level to exceed 15% and the Board determines the tender offer not to be fair to the Company’s stockholders, or (c) the Board determines that a stockholder maintaining a 10% interest in the Common Stock could have an adverse impact on the Company or could attempt to pressure the Company to repurchase the holder’s shares at a premium.

Until the occurrence of a Distribution Date, each Right trades with the Common Stock and is not separately transferable. When a Distribution Date occurs: (a) the Company would distribute separate Rights Certificates to Common Stockholders and the Rights would subsequently trade separate from the Common Stock; and (b) each holder of a Right, other than the acquiring person (whose Rights would thereafter be void), would have the right to receive upon exercise at its then current Purchase Price that number of shares of Common Stock having a market value of two times the Purchase Price of the Right. If the Company merges into the acquiring person or enters into any transaction that unfairly favors the acquiring person or disfavors the Company’s other stockholders, the Right becomes a right to purchase Common Stock of the acquiring person having a market value of two times the Purchase Price.

The Board may determine that in certain circumstances a proposal that would cause a Distribution Date is in the Company stockholders’ best interest. Therefore, the Board may, at its option, redeem the Rights at a redemption price of $0.001 per Right.

8	SHORT-TERM BORROWINGS

At December 31, 2006, the Company maintained a bank line of credit providing unsecured borrowings of up to $10 million at the prime lending rate, which was 7.5% at December 31, 2006, or lower rates as quoted by the bank. Cal Water maintained a separate bank line of credit for an additional $45 million on the same terms as the Company’s line of credit. Both agreements required a 30-day out-of-debt period during any 24 consecutive months. The $10 million and $45 million lines have a requirement where the outstanding balance must be below $10 million and $5 million, respectively, for a 30-day consecutive period during any 12-month period. Both agreements have a covenant requiring debt as a percentage of total capitalization to be less than 67%. At December 31, 2006, there were no borrowings on the Company or Cal Water lines of credit.

The following table represents borrowings under the bank lines of credit:

	2006	2005	2004
	Dollars in thousands

Maximum short-term borrowings	$30,250	$—	$18,800
Average amount outstanding	$7,237	$—	$4,330
Weighted average interest rate	6.76%	n/a	2.94%
Interest rate at December 31	n/a	n/a	n/a

Notes to Consolidated Financial Statements — (Continued)

9	LONG-TERM DEBT

As of December 31, 2006 and 2005, long-term debt outstanding was:

		Interest	Maturity
	Series	Rate	Date	2006	2005

First Mortgage Bonds:	J	8.86%	2023	$3,400	$3,600
	K	6.94%	2012	4,300	5,000
	CC	9.86%	2020	18,000	18,100

Total First Mortgage Bonds				25,700	26,700

Unsecured Senior Notes:	A	7.28%	2025	20,000	20,000
	B	6.77%	2028	20,000	20,000
	C	8.15%	2030	20,000	20,000
	D	7.13%	2031	20,000	20,000
	E	7.11%	2032	20,000	20,000
	F	5.90%	2017	20,000	20,000
	G	5.29%	2022	20,000	20,000
	H	5.29%	2022	20,000	20,000
	I	5.54%	2023	10,000	10,000
	J	5.44%	2018	10,000	10,000
	K	4.58%	2010	10,000	10,000
	L	5.48%	2018	10,000	10,000
	M	5.52%	2013	20,000	20,000
	N	5.55%	2013	20,000	20,000
	O	6.02%	2031	20,000	—

Total Unsecured Senior Notes				260,000	240,000

California Department of Water Resources loans		3.0% to 8.0%	2008-32	2,428	2,546
Other long-term debt				5,464	6,029

Total long-term debt				293,592	275,275
Less current maturities				1,778	1,133

Long-term debt excluding current maturities				$291,814	$274,142

The first mortgage bonds and unsecured senior notes are obligations of Cal Water and contain certain restrictive covenants. The Company believes that it is in compliance with such covenants as of December 31, 2006. All bonds are held by institutional investors and secured by substantially all of Cal Water’s utility plant. The unsecured senior notes are held by institutional investors and require interest-only payments until maturity, except series G and H which have an annual sinking fund requirement of $1.8 million starting in 2012. The Department of Water Resources (DWR) loans were financed under the California Safe Drinking Water Bond Act. Repayment of principal and interest on the DWR loans is through a surcharge on customer bills. Other long-term debt includes other equipment and system acquisition financing arrangements with financial institutions. Aggregate maturities and sinking fund requirements for each of the succeeding five years (2007 through 2011) are $1,778, $2,644, $2,564, $2,481 and $2,408, and $281,717, thereafter.

Notes to Consolidated Financial Statements — (Continued)

10	OTHER ACCRUED LIABILITIES

As of December 31, 2006 and 2005, other accrued liabilities were:

	2006	2005

Accrued and deferred compensation	$10,094	$9,370
Accrued benefit and workers’ compensation claims	4,779	4,533
Other	7,483	7,363

	$22,356	$21,266

11	INCOME TAXES

Income tax expense consists of the following:

	Federal	State	Total

2006
Current	$10,523	$3,107	$13,630
Deferred	3,489	(280)	3,209

Total	$14,012	$2,827	$16,839

2005
Current	$12,275	$3,433	$15,708
Deferred	4,274	24	4,298

Total	$16,549	$3,457	$20,006

2004
Current	$4,211	$3,623	$7,834
Deferred	9,146	104	9,250

Total	$13,357	$3,727	$17,084

Income tax expense computed by applying the current federal 35% tax rate to pretax book income differs from the amount shown in the Consolidated Statements of Income. The difference is reconciled in the table below:

	2006	2005	2004

Computed “expected” tax expense	$14,847	$16,530	$15,089
Increase (reduction) in taxes due to:
State income taxes net of federal tax benefit	2,437	2,714	2,477
Investment tax credits	(32)	(31)	(139)
Other	(413)	793	(343)

Total income tax	$16,839	$20,006	$17,084

Included in Other in the above table is the recognition of the flow-through accounting for Federal depreciation expense on assets acquired prior to 1982 and retirement costs of such assets. For assets acquired prior to 1982, the benefit of excess tax depreciation was previously passed through to the ratepayers. The tax benefit is now reversing and a higher tax expense is being recognized and is included in customer rates. Offsetting the flow-through depreciation in 2006 was the impact of cost to remove pre-1982 assets. Also included is the federal income tax deduction from qualified U.S. production activities, which is being phased in from 2005 through 2010. Under the Act, qualified production activities include production of potable water, but exclude the transmission and distribution of the potable water. The impact of the deduction is being reported in the year in which the deduction

Notes to Consolidated Financial Statements — (Continued)

is claimed on the Company’s tax return. The impact was to lower the income tax provision by $260 and $175 in 2006 and 2005, respectively

The components of deferred income tax expense were:

	2006	2005	2004
	In thousands

Depreciation	$3,386	$3,593	$11,603
Developer advances and contributions	(875)	(561)	(1,409)
Prepaid expenses	434	2,004	—
Bond redemption premiums	—	—	(231)
Investment tax credits	(106)	(106)	(107)
Other	370	(632)	(606)

Total deferred income tax expense	$3,209	$4,298	$9,250

The tax effects of differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2006 and 2005 are presented in the following table:

	2006	2005

Deferred tax assets:
Developer deposits for extension agreements and contributions in aid of construction	$47,982	$48,020
Federal benefit of state tax deductions	7,638	7,464
Book plant cost reduction for future deferred ITC amortization	1,373	1,545
Insurance loss provisions	1,411	1,846
Pension plan, net	2,012	1,663
Other	—	812

Total deferred tax assets	60,416	61,350

Deferred tax liabilities:
Utility plant, principally due to depreciation differences	123,803	120,875
Prepaid expense	2,438	2,004
Premium on early retirement of bonds	2,176	2,391
Other	1,502	—

Total deferred tax liabilities	129,919	125,270

Net deferred tax liabilities	$69,503	$63,920

A valuation allowance was not required at December 31, 2006 and 2005. Based on historical taxable income and future taxable income projections over the period in which the deferred assets are deductible, management believes it is more likely than not that the Company will realize the benefits of the deductible differences.

12	EMPLOYEE BENEFIT PLANS

Savings Plan  The Company sponsors a 401(k) qualified, defined contribution savings plan that allows participants to contribute up to 20% of pre-tax compensation. The Company matches fifty cents for each dollar contributed by the employee up to a maximum Company match of 4.0%. Company contributions were $1,628, $1,498, and $1,443, for the years 2006, 2005, and 2004, respectively.

Pension Plans  The Company provides a qualified, defined-benefit, non-contributory pension plan for substantially all employees. The accumulated benefit obligations of the pension plan are $77,079 and $71,463

Notes to Consolidated Financial Statements — (Continued)

as of December 31, 2006 and 2005, respectively. The fair value of pension plan assets was $78,393 and $70,225 as of December 31, 2006 and 2005, respectively.

Plan assets in the defined-benefit pension plan as of December 31, 2006 and 2005 were as follows:

Asset Category	Target	2006	2005

Bond Funds	35% to 45%	40.2%	36.4%
Equity Accounts	55% to 65%	59.8%	63.6%

The investment objective of the fund is to maximize the return on assets, commensurate with the risk the Company Trustees deem appropriate to meet the obligations of the Plan, minimize the volatility of the pension expense, and account for contingencies. The Trustees utilize the services of an outside investment advisor and periodically measure fund performance against specific indexes in an effort to generate a rate of return for the total portfolio that equals or exceeds the actuarial investment rate assumptions.

Pension payment obligations are generally funded by the purchase of an annuity from a life insurance company. If monthly benefits are paid to future retirees, rather than with a purchase of an annuity, payments are expected to be made in each year from 2007 to 2011 are $1,234, $1,683, $2,285, $2,830 and $3,550, respectively. The aggregate benefits expected to be paid in the five years 2012 through 2016 would be $31,245. If annuities are purchased for the retirees rather than making monthly payments, the payments for the same period would be approximately, $3,764, $5,160, $7,151, $6,817 and $8,947. The aggregate payments to be paid for annuities in the five years 2012 through 2016 would be approximately $55,571. The expected benefit payments are based upon the same assumptions used to measure the Company’s benefit obligation at December 31, 2006, and include estimated future employee service.

The Company also maintains unfunded, non-qualified, supplemental executive retirement plan. The unfunded supplemental executive retirement plan accumulated benefit obligations were $10,104 and $8,608 as of December 31, 2006 and 2005, respectively. Benefit payments under the supplemental executive retirement plan are paid currently and are included in the preceding paragraph.

The costs of the pension and retirement plans are charged to expense and utility plant. The Company makes annual contributions to fund the amounts accrued for pension cost.

Other Postretirement Plan  The Company provides substantially all active, permanent employees with medical, dental, and vision benefits through a self-insured plan. Employees retiring at or after age 58, along with their spouses and dependents, continue participation in the plan by payment of a premium. Plan assets are invested in mutual funds, short-term money market instruments and commercial paper based upon the same asset mix as the pension plan. Retired employees are also provided with a $5,000 life insurance benefit.

The Company records the costs of postretirement benefits other than pension during the employees’ years of active service. Postretirement benefit expense recorded in 2006, 2005, and 2004, was $2,369, $1,572, and $1,420, respectively. The Company has recorded a regulatory asset in prior years for the difference between the Company-funded amount and the net periodic benefit cost. Prior to the adoption of SFAS No. 158, the remaining net periodic benefit cost as of December 31, 2006, was $9,791 and is expected to be recovered through future customer rates and is recorded as a regulatory asset. The expected benefit payments, net of retiree premiums and medicare part D subsidies, for the next five years are $840, $933, $1,050, $1,139 and $1,232, respectively.

Notes to Consolidated Financial Statements — (Continued)

The following table reconciles the funded status of the plans with the accrued pension liability and the net postretirement benefit liability as of December 31, 2006 and 2005:

	Pension Benefits		Other Benefits
	2006	2005	2006	2005

Change in benefit obligation:
Beginning of year	$103,198	$87,616	$21,477	$30,870
Service cost	5,347	4,335	1,153	1,019
Interest cost	6,055	5,511	1,144	1,088
Assumption change	(5,790)	11,783	(239)	(8,364)
Amendment	(58)	4,086	—	—
Experience (gain) loss	7,537	3,426	(94)	(2,106)
Benefits paid, net of retiree premiums	(7,212)	(13,559)	(1,782)	(1,030)

End of year	$109,077	$103,198	$21,659	$21,477

Change in plan assets:
Fair value of plan assets at beginning of year	$70,225	$75,064	$5,053	$4,543
Actual return on plan assets	7,969	4,000	431	184
Employer contributions	7,411	4,720	1,845	1,356
Retiree contributions	—	—	766	651
Benefits paid	(7,212)	(13,559)	(2,548)	(1,681)

Fair value of plan assets at end of year	$78,393	$70,225	$5,547	$5,053

Funded status	$(30,684)	$(32,973)	$(16,112)	$(16,424)
Unrecognized actuarial (gain) or loss	12,323	13,516	3,567	4,053
Unrecognized prior service cost	15,509	17,473	490	564
Unrecognized transition obligation	—	—	1,665	1,941

Net amount recognized	$(2,852)	$(1,984)	$(10,390)	$(9,866)

In prior years, the unfunded status for the pension plans and other postretirement plans was disclosed primarily in the footnotes to the financial statements. As of December 31, 2006, SFAS No. 158 requires the full recognition of the projected benefit obligation over the fair value of plan assets, reflecting the funded status of benefit plans, on the balance sheet. Therefore, previously disclosed but unrecognized amounts of gains and losses, unrecognized prior service costs and credits, net transition assets or obligations and related taxes have been charged to regulatory assets as a cumulative adjustment upon adoption of SFAS No. 158.

Notes to Consolidated Financial Statements — (Continued)

The following table shows the impact of the adoption of SFAS 158 on the financial reporting as of December 31, 2006:

	Pension Plan			Other Benefits
	Prior to		Final	Prior to		Final
	SFAS 158	Impact	2006	SFAS 158	Impact	2006

Accumulated benefit obligation	$(87,183)	—	(87,183)	$(21,659)	—	$(21,659)
Effect of future compensation	(21,894)	—	(21,894)	—	—	—

Projected benefit obligation	$(109,077)	—	$(109,077)	—	—	—
Plan assets at fair value	78,393	—	78,393	5,547	—	5,547

Funded status	$(30,684)	—	$(30,684)	$(16,112)		$(16,112)

Items not yet recognized as a component of net periodic benefit cost:
Transition obligation	$—	—	$—	$1,665	—	$1,665
Prior service cost	15,509	—	15,509	490	—	490
Net (gain) or loss	12,323	—	12,323	3,567	—	3,567

Total	$27,832	—	$27,832	$5,722	—	$5,722

Prepaid (Accrued) cost	$2,412	$—	$2,412	$(10,390)	$—	$(10,390)
Accrued benefit liability	(10,104)	(22,992)	(33,096)	—	(5,722)	(5,722)
Intangible asset	1,570	(1,570)	—	—	—	—
Accumulated other Comprehensive income (pre-tax)	3,270	(3,270)	—	—	—	—
Regulatory asset (pre-tax)	—	27,832	27,832	—	5,722	5,722

Net amount recognized	$(2,852)	—	$(2,852)	$(10,390)	—	$(10,390)

Amounts recognized on the balance sheet, after consideration of the impact of SFAS 158 on the December 31, 2006 balances, consist of:

	Pension Benefits		Other Benefits
	2006	2005	2006	2005

Prepaid (Accrued) benefit costs	$2,412	$(1,984)	$(10,390)	$(9,866)
Additional minimum liability	—	(6,921)	—	—
Accrued benefit liability	(33,096)	—	(5,722)	—
Intangible asset	—	5,719	—	—
Accumulated other comprehensive income	—	1,202	—	—
Regulatory asset	27,832	—	5,722	—

Net amount recognized	$(2,852)	$(1,984)	$(10,390)	$(9,866)

Below are the actuarial assumptions used in determining the benefit obligation for the benefit plans:

	Pension Benefits		Other Benefits
	2006	2005	2006	2005

Weighted average assumptions as of December 31:
Discount rate	5.90%	5.60%	5.90%	5.60%
Long-term rate of return on plan assets	8.00%	8.00%	8.00%	8.00%
Rate of compensation increases	3.75%	3.75%	—	—

Notes to Consolidated Financial Statements — (Continued)

The long-term rate of return assumption is the expected rate of return on a balanced portfolio invested roughly 60% in equities and 40% in fixed income securities. The average return for the plan for the last five and ten years was 8.9% and 8.4%, respectively. The discount rate was derived from the Citigroup Pension Discount Curve, which approximates the average return on long-term corporate bonds as of year end.

Net periodic benefit costs for the pension and other postretirement plans for the years ending December 31, 2006, 2005, and 2004 included the following components:

	Pension Plan			Other Benefits
	2006	2005	2004	2006	2005	2004

Service cost	$5,347	$4,335	$4,608	$1,153	$1,019	$1,461
Interest cost	6,055	5,511	5,613	1,144	1,088	1,560
Expected return on plan assets	(5,797)	(5,285)	(4,861)	(408)	(419)	(340)
Net amortization and deferral	2,674	2,191	2,014	480	355	894

Net periodic benefit cost	$8,279	$6,752	$7,374	$2,369	$2,043	$3,575

Below are the actuarial assumptions used in determining the net periodic benefit costs for the benefit plans, which uses the end of the prior year as the measurement date:

	Pension Benefits		Other Benefits
	2006	2005	2006	2005

Weighted average assumptions as of December 31:
Discount rate	5.60%	6.00%	5.60%	6.00%
Long-term rate of return on plan assets	8.00%	8.00%	8.00%	8.00%
Rate of compensation increases	3.75%	3.00%	—	—

For 2006 measurement purposes, the Company assumed an 8.5% annual rate of increase in the per capita cost of covered benefits with the rate decreasing 1% per year for the next four years to a long-term annual rate of 4.5% per year after four years. The health care cost trend rate assumption has a significant effect on the amounts reported. A one-percentage point change in assumed health care cost trends is estimated to have the following effect:

	1-percentage	1-percentage
	Point Increase	Point Decrease

Effect on total service and interest costs	$438	$(347)
Effect on accumulated postretirement benefit obligation	$3,526	$(2,852)

The Company intends to make annual contributions to the plans up to the amount deductible for tax purposes. The Company estimates in 2007 that the annual contribution to the pension plans will be $7,913 million in 2007 and the annual contribution to the other postretirement plan will be $2,400.

13	STOCK-BASED COMPENSATION PLANS

The Company has two stockholder-approved stock-based compensation plans.

Long-term Incentive Plan  Under the Long-Term Incentive Plan that allowed granting of nonqualified stock options, some of which are currently outstanding, there will be no future grants made. Options were granted at an exercise price that was not less than the per share common stock market price on the date of grant. The options vest at a 25% rate on their anniversary date over their first four years and are exercisable over a ten-year period. At December 31, 2006, 90,500 options are fully vested and exercisable at a weighted average price of $24.94. The intrinsic value of the vested shares at December 31, 2006 was $1,400 and the weighted average fair value at date of

Notes to Consolidated Financial Statements — (Continued)

grant was $4.67 per share. No options were granted in 2006, 2005, or 2004. The following table summarizes the activity of the Long-Term Incentive Plan:

		Weighted	Weighted
		Average	Average
		Exercise	Remaining	Options
	Shares	Price	Contractual Life	Exercisable

Outstanding at December 31, 2003	149,250	$24.77	7.2	74,625
Exercised	(25,500)	23.67	—	—
Cancelled	(2,250)	25.41	—	—

Outstanding at December 31, 2004	121,500	24.99	6.3	85,500
Exercised	(22,750)	25.15	—	—
Cancelled	(750)	25.15	—	—

Outstanding at December 31, 2005	98,000	24.95	5.4	86,500
Exercised	(7,500)	25.15	—	—

Outstanding at December 31, 2006	90,500	24.94	4.3	90,500

Equity Incentive Plan  The Equity Incentive Plan, which was approved by shareholders in April 2005, is authorized to issue up to 1,000,000 shares of common stock. In 2006, the Company granted Restricted Stock Awards (RSAs) of 9,467 shares of common stock both to employees and to directors of the Company. Employee awards vest ratably over 48 months, while independent director awards vest at the end of 12 months. The shares were valued based upon the fair market value of the Company’s common stock on the date of grant. During 2006, 5,065 shares became vested, 264 shares were forfeited and as of December 31, 2006, 4,138 invested shares are outstanding. In 2006, Stock Appreciation Rights (SARs) equivalent to 40,000 shares were granted to employees, which vest ratably over 48 months and expire at the end of 10 years. The grant-date fair value for SARs was determined by using the Black Scholes model, which arrived at a fair value of $7.73 per share. Upon exercise of a SAR, the appreciation is payable in common shares of the Company.

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

Notes to Consolidated Financial Statements — (Continued)

The table below reflects SARs granted under the Equity Incentive Plan.

		Weighted	Weighted		Weighted
		Average	Average		Average
		Exercise	Remaining	Options	Fair
	Shares	Price	Contractual Life	Exercisable	Value

Stock Appreciation Rights
Outstanding at December 31, 2005	—	$—	—	—	$—
Granted	40,000	38.76	—	—	7.73
Exercised	—	—	—	—	—
Cancelled	(2,031)	38.51	—	—	7.73

Outstanding at December 31, 2006	37,969	38.77	9.02	8,847	7.73

The Company has recorded compensation expense for the RSAs and SARs granted during 2006, net of related tax effects, of $173.

14	FAIR VALUE OF FINANCIAL INSTRUMENTS

For those financial instruments for which it is practicable to estimate a fair value, the following methods and assumptions were used. For cash equivalents, accounts receivable and accounts payable, the carrying amount approximates the fair value because of the short-term maturity of the instruments. The fair value of the Company’s long-term debt is estimated at $316 million and $289 million as of December 31, 2006 and 2005, respectively, using a discounted cash flow analysis, based on the current rates available to the Company for debt of similar maturities. The book value of the long-term debt is $292 million and $274 million as of December 31, 2006 and 2005, respectively. The fair value of advances for construction contracts is estimated at $59 million as of December 31, 2006, and $57 million as of December 31, 2005, based on data provided by brokers who purchase and sell these contracts.

15	COMMITMENTS AND CONTINGENCIES

Commitments  The Company leases office facilities and two water systems from cities, and has long-term commitments to purchase water from water wholesalers. The commitments are noted in the table below.

	Office Leases	System Leases	Water Contracts

2007	$520	$961	$13,614
2008	320	961	14,788
2009	199	961	14,788
2010	102	961	14,788
2011	29	864	14,788
Thereafter	37	5,563	341,452

The Company leases office facilities in many of its operating districts. The total paid and charged to operations for such leases was $666 in 2006, $682 in 2005, and $632 in 2004.

The Company has a long-term contract with the Santa Clara Water District that requires the Company to purchase minimum annual water quantities. Purchases are priced at the districts then-current wholesale water rate. The Company operates to purchase sufficient water to equal or exceed the minimum quantities under the contract. The total paid under the contract was $5,361 in 2006, $4,763 in 2005, and $4,610 in 2004.

The Company leases the City of Hawthorne water system, which in addition to the upfront lease payment, includes an annual payment. The 15-year lease expires in 2011. There were annual payments of $116 in 2006, 2005,

Notes to Consolidated Financial Statements — (Continued)

and 2004. In July 2003 the Company negotiated a 15-year lease of the City of Commerce water system. The lease includes an annual lease payment of $845 per year plus a cost savings sharing arrangement.

The Company also has a water supply contract with Stockton East Water District (SEWD) that requires a fixed, annual payment and does not vary during the year with the quantity of water delivered by the district. Because of the fixed price arrangement, the Company operates to receive as much water as possible from SEWD in order to minimize the cost of operating Company-owned wells used to supplement SEWD deliveries. The total paid under the contract was $4,420 in 2006, $4,300 in 2005, and $4,392 in 2004. Pricing under the contract varies annually.

Estimated annual contractual obligations in the table above are based on the same payment levels as 2005. Future increased costs by SEWD are expected to be offset by a decline in the allocation of costs to the Company, as other customers of SEWD are expected to receive a larger allocation based upon growth of their service areas.

On September 21, 2005, the Company entered into an agreement with Kern County Water Agency to obtain treated water for the Company’s operations. The term of the agreement is to January 1, 2035, or until the repayment of the Agency’s bonds (described hereafter) occurs. Under the terms of the agreement, the Company is obligated to purchase 20,500 acre feet of treated water per year. The Company is obligated to pay the Capital Facilities Charge and the Treated Water Charge regardless of whether it can use the water in its operation, and is obligated for these charges even if the Agency cannot produce an adequate amount to supply the 20,500 acre feet in the year. (This agreement supersedes a prior agreement with Kern County Water Agency for the supply of 11,500 acre feet of water per year. Total paid, under the prior agreement, was $3,301 in 2006, $3,288 in 2005, and $3,308 in 2004.

Three other parties, including the City of Bakersfield, are also obligated to purchase a total of 32,500 acre feet per year under separate agreements with the Agency. Further, the Agency has the right to proportionally reduce the water supply provided to all of the participants if it cannot produce adequate supplies. The participation of all parties in the transaction for expansion of the Agency’s facilities, including the Water Purification Plant, purchase of the water, and payment of interest and principal on the bonds being issued by the Agency to finance the transaction is required as a condition to the obligation of the Agency to proceed with expansion of the Agency’s facilities. If any of the other parties does not use its allocation, that party is obligated to pay its contracted amount.

The Agency is planning to issue bonds to fund the project and will use the payments of the Capital Facilities Charges by the Company and the other contracted parties to meet the Agency’s obligations to pay interest and repay principal on the bonds. If any of the parties were to default on making payments of the Capital Facilities Charge, then the other parties are obligated to pay for the defaulting party’s share on a pro-rata basis. If there is a payment default by a party and the remaining parties have to make payments, they are also entitled to a pro-rata share of the defaulting party’s water allocation.

The Company expects to use all its contracted amount of water in its operations every year. In addition, if the Company were to pay for and receive additional amounts of water due to a default of another participating party; the Company believes it could use this additional water in its operations without incurring substantial incremental cost increases. If additional treated water is available, all parties have an option to purchase this additional treated water, subject to the Agency’s right to allocate the water among the parties.

The total obligation of all parties, excluding the Company, is approximately $50 million to the Agency. Based on the credit worthiness of the other participants, which are government entities, it is believed to be highly unlikely that the Company would be required to assume any other parties’ obligations under the contract due to their default. In the event of default by a party, the Company would receive entitlement to the additional water for assuming any obligation.

Once the project is complete, the Company is obligated to pay a Capital Facilities Charge and a Treated Water Charge that together total $4,700 annually, which equates to $0.23 per acre foot. Annual payments of $2,000 for the Capital Facilities Charge will begin when the Agency issues bonds to fund the project. Some of the Treated Water Charge of $2,700 is expected to begin July 1, 2007, when a portion of the planned capacity is expected to be available. The expanded water treatment plant is expected to be at full capacity by fall 2009, and at that time, the full annual payments of $4,739 would be made and continue through the term of the agreement. Once treated water is

Notes to Consolidated Financial Statements — (Continued)

being delivered, the Company will also be obligated for its portion of the operating costs; that portion is currently estimated to be $0.07 per acre foot. The actual amount will vary due to variations from reimbursable operating cost estimates, inflation, and other changes in the cost structure. The Company’s overall estimated cost of $0.3 per acre foot is less than the estimated cost of procuring untreated water (assuming water rights could be obtained) and then providing treatment.

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

In December of 2006, Cal Water filed an application to allow it to recover additional funding associated with its postretirement benefit other than pensions (PBOP) or retiree healthcare plan that has been recorded as a regulatory asset. As of December 31, 2006, the regulatory asset was approximately $9.8 million. In February 2007, the Division of Rate Payer Advocates (DRA) filed its protest to our PBOP application. The DRA further noted that prior to their protest, the parties met several times to discuss the Company’s application. During the discussions it became apparent to the DRA that negotiations would extend beyond the deadline for filing their protest. The DRA further noted that subsequent to this filing, the parties will continue their discussions to achieve a settlement that is reasonable, consistent with the law, and in the public interest. While the DRA has filed its protest, the ultimate outcome will be determined by the CPUC. Cal Water believes that the CPUC will recognize in rates the recovery of the regulatory asset and the additional funding of the plan. If the CPUC does not permit the Company to recover the full amount of its regulatory asset, the regulatory asset, to the extent not allowed in recovery, will be written off.

The Company is involved in other proceedings or litigation arising in the ordinary course of operations. The Company believes the ultimate resolution of such matters will not materially affect its financial position, results of operations or cash flows.

Notes to Consolidated Financial Statements — (Continued)

16	QUARTERLY FINANCIAL DATA (UNAUDITED)

The Company’s common stock is traded on the New York Stock Exchange under the symbol “CWT.”

2006	First	Second	Third	Fourth
	In thousands except per share amounts

Operating revenue	$65,216	$81,102	$107,755	$80,644
Net operating income	4,928	9,622	16,081	9,675
Net income	832	5,710	12,619	6,419
Diluted earnings per share	0.04	0.31	0.68	0.31
Common stock market price range:
High	45.05	45.36	38.60	41.86
Low	38.51	33.72	33.83	36.43
Dividends paid	.2875	.2875	.2875	.2875

2005	First	Second	Third	Fourth
	In thousands except per share amounts

Operating revenue	$60,303	$81,457	$101,128	$77,840
Net operating income	4,862	11,511	16,618	8,832
Net income	680	7,591	13,115	5,837
Diluted earnings per share	0.03	0.41	0.71	0.32
Common stock market price range:
High	36.76	38.12	41.90	41.09
Low	32.12	32.85	36.93	32.64
Dividends paid	.2850	.2850	.2850	.2850

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A.	Controls and Procedures

Attached as exhibits to this Form 10-K are certifications of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), which are required in accordance with Rule 13a-14 of the Securities Exchange Act of 1934, as amended. This “Controls and Procedures” section includes information concerning the controls and controls evaluation referred to in the certifications.

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (Disclosure Controls) as of the December 31, 2006. The controls evaluation was conducted under the supervision and with the participation of management, including our CEO and CFO. Disclosure Controls are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Exchange Act, such as this Form 10-K, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure Controls are also designed to reasonably assure that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Our quarterly evaluation of Disclosure Controls includes an evaluation of some components of our internal control over financial reporting, and internal control over financial reporting is also separately evaluated on an annual basis for purposes of providing the management report, which is set forth below.

Based on the controls evaluation, our CEO and CFO have concluded that, as of the end of the period covered by this Form 10-K, our Disclosure Controls were effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified by the SEC, and that material information related to us and our subsidiaries is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared.

Management Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Management assessed our internal control over financial reporting as of December 31, 2006, the end of our fiscal year. Management based its assessment on criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management’s assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

Based on our assessment, management has concluded that our internal control over financial reporting was effective as of the end of the fiscal year to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. In addition, on a quarterly basis we evaluate any changes to our internal control over financial reporting to determine if material changes occurred.

Our independent registered public accounting firm, KPMG LLP, audited management’s assessment and independently assessed the effectiveness of our internal control over financial reporting. KPMG has issued an attestation report concurring with management’s assessment, which is included at the end of Part II, Item 8 of this Form 10-K.

There was no change in our internal control over financial reporting during the quarter ended December 31, 2006, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our management, including the CEO and CFO, does not expect that our Disclosure Controls or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant.

The information required by this Item as to directors of the Company is contained in the sections captioned “Board Structure,” “Proposal No. 1 — Election of Directors” and “Other Matters — Code of Ethics” of the 2007 Proxy Statement, and is incorporated herein by reference.

Information regarding executive officers is included in a separate section captioned “Executive Officers of the Registrant” contained in Part I of this report.

Item 11.	Executive Compensation.

The information required by this Item under the caption “Compensation Discussion and Analysis” and “Report of the Compensation Committee of the Board of Directors on Executive Compensation” of the 2007 Proxy Statement and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management.

The information required by this Item is contained in the section captioned “Stock Ownership of Management and Certain Beneficial Owners” of the 2007 Proxy Statement and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions.

The information required by this Item is contained in the section captioned “Certain Related Persons Transactions” of the 2007 Proxy Statement and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services.

The information required by this Item is contained in the section captioned “Report of the Audit Committee” and “Relationship with the Independent Registered Public Accounting Firm” of the 2007 Proxy Statement and is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a) As part of this Form 10-K, the following documents are being filed:

1. Financial Statement: See “Index to Consolidated Financial Statements” in Part II, Item 8 of this Form 10-K.

2. Financial Statement Schedules: No financial statement schedules are being included since the information otherwise required is included in the financial statements and the notes thereto.

3. Exhibits: The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

CALIFORNIA WATER SERVICE GROUP

Date: March 14, 2007	By	/s/ Peter C. Nelson PETER C. NELSON, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 14, 2007	/s/ Robert W. Foy ROBERT W. FOY Chairman, Board of Directors

Date: March 14, 2007	/s/ Douglas M. Brown DOUGLAS M. BROWN Member, Board of Directors

Date: March 14, 2007	/s/ Edward D. Harris, Jr. EDWARD D. HARRIS, JR., M.D. Member, Board of Directors

Date: March 14, 2007	/s/ Bonnie G. Hill BONNIE G. HILL Member, Board of Directors

Date: March 14, 2007	/s/ David N. Kennedy DAVID N. KENNEDY Member, Board of Directors

Date: March 14, 2007	/s/ Richard P. Magnuson RICHARD P. MAGNUSON Member, Board of Directors

Date: March 14, 2007	/s/ Linda R. Meier LINDA R. MEIER Member, Board of Directors

Date: March 14, 2007	/s/ Peter C. Nelson PETER C. NELSON President and Chief Executive Officer, Principal Executive Officer Member, Board of Directors

Date: March 14, 2007	/s/ George A. Vera GEORGE A. VERA Member, Board of Directors

Date: March 14, 2007	/s/ Martin A. Kropelnicki MARTIN A. KROPELNICKI Chief Financial Officer and Treasurer; Principal Financial Officer

Date: March 14, 2007	/s/ Calvin L. Breed CALVIN L. BREED Controller, Assistant Secretary and Assistant Treasurer; Principal Accounting Officer

EXHIBIT INDEX

Exhibit
Number

Unless filed with this Form 10-K, the documents listed are incorporated by reference to the filings referred to:
3	.	Articles of Incorporation and Bylaws:
		3.1	Certificate of Incorporation of California Water Service Group (Filed as Exhibit B of the California Water Service Group Proxy Statement dated March 18, 1999)
		3.2	Restated Bylaws of California Water Service Group as amended on January 26, 2000 (Exhibit E-2 to Current Report on Form 8-K filed February 3, 2000)
4	.	Instruments Defining the Rights of Security Holders of California Water Service Group, including Indentures:
		4.1	Shareholder Rights Plan; an agreement between California Water Service Group and BankBoston, N.A., rights agent, dated January 28, 1998 (Exhibit 1 to Registration Statement on Form 8-A filed February 13, 1998)
		4.2	Certificate of Designations regarding Series D Participating Preferred Stock, as filed with Delaware Secretary of State on September 16, 1999 (Exhibit 4.2 to Annual Report on Form 10-K for the year ended December 31, 2003)
		4.3	Thirty-fourth Supplemental Indenture dated as of November 1, 1990, covering First Mortgage 9.86% Bonds, Series CC. (Exhibit 4 to Annual Report on Form 10-K for the year ended December 31, 1990)
		4.4	[reserved]
		4.5	[reserved]
		4.6	[reserved]
		4.7	Note Agreement dated August 15, 1995, pertaining to issuance of $20,000,000, 7.28% Series A Unsecured Senior Notes, due November 1, 2025 (Exhibit 4 to Quarterly Report on Form 10-Q for the quarter ended September 30, 1995)
		4.8	Note Agreement dated March 1, 1999, pertaining to issuance of $20,000,000, 6.77% Series B Unsecured Senior Notes, due November 1, 2028 (Exhibit 4.1 to Annual Report on Form 10-K for the year ended December 31, 1999)
		4.9	First Supplement dated October 1, 2000, to Note Agreement of March 1, 1999, pertaining to issuance of $20,000,000, 8.15% Series C Unsecured Senior Notes, due November 1, 2030 (Exhibit 4.12 to Annual Report on Form 10-K for year ended December 31, 2000)
		4.10	Second Supplement dated September 1, 2001, to Note Agreement of March 1, 1999, pertaining to issuance of $20,000,000, 7.13% Series D Unsecured Senior Notes, due November 1, 2031 (Exhibit 4.1 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2001)
		4.11	Third Supplement dated May 1, 2002, to Note Agreement of March 1, 1999, pertaining to issuance of $20,000,000, 7.11% Series E Unsecured Senior Notes, due May 1, 2032 (Exhibit 4.1 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2002)
		4.12	Fourth Supplement dated August 15, 2002, to Note Agreement of March 1, 1999, pertaining to issuance of $20,000,000, 5.90% Series F Unsecured Senior Notes, due November 1, 2017 (Exhibit 4.14 to Annual Report on Form 10-K for the year ended December 31, 2002)
		4.13	Fifth Supplement dated November 1, 2002, to Note Agreement of March 1, 1999, pertaining to issuance of $20,000,000, 5.29% Series G Unsecured Senior Notes, due November 1, 2022 (Exhibit 4.15 to Annual Report on Form 10-K for the year ended December 31, 2002)
		4.14	Sixth Supplement dated December 1, 2002, to Note Agreement of March 1, 1999, pertaining to issuance of $20,000,000, 5.29% Series H Unsecured Senior Notes, due December 1, 2022 (Exhibit 4.16 to Annual Report on Form 10-K for the year ended December 31, 2002)
		4.15	Ninth Supplement dated February 15, 2003, to Note Agreement of March 1, 1999, pertaining to issuance of $10,000,000, 4.58% Series K Unsecured Senior Notes, due June 30, 2010 (Exhibit 4.17 to Annual Report on Form 10-K for the year ended December 31, 2002)

Exhibit
Number

	4.16	Tenth Supplement dated February 15, 2003, to Note Agreement of March 1, 1999, pertaining to issuance of $10,000,000, 5.48% Series L Unsecured Senior Notes, due March 1, 2018 (Exhibit 4.18 to Annual Report on Form 10-K for the year ended December 31, 2002)
	4.17	Thirteenth Supplemental Trust Indenture whereby California Water Service Company became the successor to Dominguez Water Corporation in the original trust indenture for Dominguez Water Corporation dated August 1, 1954 (Exhibit 4.13 to Annual Report on Form 10-K for the year ended December 31, 2000 [included within Exhibit 4.12 to such report])
	4.18	Eleventh Supplemental Trust Indenture dated as of December 8, 1992, covering First Mortgage 8.86% Bonds, Series J (Exhibit 10.2 to Annual Report on Form 10-K for the year ended December 31, 1997, of Dominguez Services Corporation)
	4.19	Twelfth Supplemental Indenture dated as of December 1, 1997, covering First Mortgage 6.94% Bonds, Series K due 2012 (Exhibit 10.3 to Annual Report on Form 10-K for the year ended December 31, 1997, of Dominguez Services Corporation)

	4.20	Seventh Supplement dated May 1, 2003, to Note Agreement of March 1, 1999, pertaining to issuance of $10,000,000, 5.54% Series I Unsecured Senior Notes, due May 1, 2023 (Exhibit 4.22 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2003)
	4.21	Amended and Restated Eighth Supplement dated May 1, 2003, to Note Agreement of March 1, 1999, pertaining to issuance of $10,000,000, 5.44% Series J Unsecured Senior Notes, due May 1, 2018 (Exhibit 4.23 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2003)
	4.22	Twelfth Supplement dated October 24, 2003, to Note Agreement of March 1, 1999, pertaining to the issuance of $20,000,000, 5.55%, Series N Unsecured Senior Notes due December 1, 2013, (Exhibit 4.24 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2003)
	4.23	Eleventh Supplement dated November 3, 2003, to Note Agreement of March 1, 1999, pertaining to the issuance of $20,000,000, 5.52%, Unsecured Series M Senior Notes due November 1, 2013 (Exhibit 4.25 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2003)
	4.24	Thirteenth Supplement dated August 31, 2006, to Note Agreement of March 1, 1999, pertaining to the issuance of $20,000,000, 6.02% Unsecured Series O Senior Notes due August 31, 2031
10 .	Material Contracts
	10.1	Water Supply Contract between Cal Water and County of Butte relating to Cal Water’s Oroville District; Water Supply Contract between Cal Water and the Kern County Water Agency relating to Cal Water’s Bakersfield District; Water Supply Contract between Cal Water and Stockton East Water District relating to Cal Water’s Stockton District. (Exhibits 5(g), 5(h), 5(i), 5(j), Registration Statement No. 2-53678, which exhibits are incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 1974)
	10.2	Settlement Agreement and Master Water Sales Contract between the City and County of San Francisco and Certain Suburban Purchasers dated August 8, 1984; Supplement to Settlement Agreement and Master Water Sales Contract, dated August 8, 1984; Water Supply Contract between Cal Water and the City and County of San Francisco relating to Cal Water’s Bear Gulch District dated August 8, 1984; Water Supply Contract between Cal Water and the City and County of San Francisco relating to the Cal Water’s San Carlos District dated August 8, 1984; Water Supply Contract between Cal Water and the City and County of San Francisco relating to Cal Water’s San Mateo District dated August 8, 1984; Water Supply Contract between Cal Water and the City and County of San Francisco relating to Cal Water’s South San Francisco District dated August 8, 1984 (Exhibit 10.2 to Annual Report on Form l0-K for the year ended December 31,1984)
	10.3	Water Supply Contract dated January 27, 1981, between Cal Water and the Santa Clara Valley Water District relating to Cal Water’s Los Altos District (Exhibit 10.3 to Annual Report on Form 10-K for the year ended December 31, 1992)
	10.4	Amendments No. 3, 6 and 7 and Amendment dated June 17, 1980, to Water Supply Contract between Cal Water and the County of Butte relating to Cal Water’s Oroville District. (Exhibit 10.5 to Annual Report on Form 10-K for the year ended December 31, 1992)

Exhibit
Number

	10.5	Amendment dated May 31, 1977, to Water Supply Contract between Cal Water and Stockton East Water District relating to Cal Water’s Stockton District. (Exhibit 10.6 to Annual Report on Form 10-K for the year ended December 31, 1992)
	10.6	Second Amended Contract dated September 25, 1987, among Stockton East Water District, California Water Service Company, the City of Stockton, the Lincoln Village Maintenance District, and the Colonial Heights Maintenance District Providing for the Sale of Treated Water. (Exhibit 10.7 to Annual Report on Form 10-K for the year ended December 31, 1987)
	10.7	Water Supply Contract dated April 19, 1927, and Supplemental Agreement dated June 5, 1953, between Cal Water and Pacific Gas and Electric Company relating to Cal Water’s Oroville District. (Exhibit 10.9 to Annual Report on Form 10-K for the year ended December 31, 1992)
	10.8	[reserved]
	10.9	[reserved]
	10.10	Agreement between the City of Hawthorne and California Water Service Company for the 15-year lease of the City’s water system. (Exhibit 10.17 to Quarterly Report on Form 10-Q for the quarter ended March 31, 1996)
	10.11	Water Supply Agreement dated September 25, 1996, between the City of Bakersfield and California Water Service Company. (Exhibit 10.18 to Quarterly Report on Form 10-Q for the quarter ended September 30, 1996)
	10.12	Water Supply Contract dated November 16, 1994, between California Water Service Company and Alameda County Flood Control and Water Conservation District relating to Cal Water’s Livermore District (Exhibit 10.15 to Annual Report on Form 10-K for the year ended December 31, 1994)
	10.13	[reserved]
	10.14	California Water Service Group Directors’ Retirement Plan (As amended and restated on February 22, 2006) (Exhibit 10.14 to the Annual Report on Form 10-K for the year ended December 31, 2005)
	10.15	[reserved]
	10.16	$10,000,000 Business Loan Agreement between Bank of America and California Water Service Group and CWS Utility Services dated February 28, 2003 (Exhibit 10.17 to Annual Report on Form 10-K for the year ended December 31, 2002)
	10.17	$55,000,000 Business Loan Agreement between Bank of America and California Water Service Company dated February 28, 2003 (Exhibit 10.18 to Annual Report on Form 10-K for the year ended December 31, 2002)
	10.18	Executive Severance Plan (Exhibit 10.24 to Annual Report on Form 10-K for the year ended December 31, 1998)*
	10.19	California Water Service Group Long-Term Incentive Plan (filed as Appendix A of the California Water Service Group proxy statement dated March 17, 2000)*
	10.20	California Water Service Group Deferred Compensation Plan effective January 1, 2001 (Exhibit 10.22 to Annual Report on Form 10-K for the year ended December 31, 2000)*
	10.21	California Water Service Company Supplemental Executive Retirement Plan effective January 1, 2001 (Exhibit 10.23 to Annual Report on Form 10-K for the year ended December 31, 2000)*
	10.22	Amendment No. 1 to California Water Service Company Supplemental Executive Retirement Plan effective January 1, 2001 (Exhibit 10.22 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2004)*
	10.23	Amendment No. 1 effective June 25, 2003, to agreement with Bank of America dated February 28, 2003 (Exhibit 10.24 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2003)
	10.24	Water Supply Contract 99-73 between the City of Bakersfield and California Water Service Company, dated March 31, 1999 (Exhibit 10.25 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2003)

Exhibit
Number

	10.25	Amendment No. 1 to Water Supply Contract between the City of Bakersfield and California Water Service Company, dated October 3, 2001 (Exhibit 10.26 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2003)
	10.26	Amendment No. 2 effective February 18, 2004, to agreement with Bank of America dated February 28, 2003 (Exhibit 10.26 to Annual Report on Form 10-K for the year ended December 31, 2003)
	10.27	Amendment No. 2 to California Water Service Company Supplemental Executive Retirement Plan effective January 1, 2001 (Exhibit 10.27 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2004)*
	10.28	$10,000,000 Business Loan Agreement between Bank of America, N.A. and California Water Service Group, CWS Utility Services, New Mexico Water Service Company, Washington Water Service Company, and Hawaii Water Service Company, Inc., dated December 23, 2004. (Exhibit 10.1 to Current Report on Form 8-K filed on February 8, 2005)
	10.29	$45,000,000 Business Loan Agreement between Bank of America, N.A. and California Water Service Company dated December 23, 2004. (Exhibit 10.2 to Current Report on Form 8-K filed on February 8, 2005)
	10.30	California Water Service Group Equity Incentive Plan (filed as Appendix B of the California Water Service Group proxy statement dated March 25, 2005, for its Annual Meeting of Stockholders to be held on April 27, 2005, as filed with the SEC on March 22, 2005 (File No. 1-13883))*
	10.31	The registrant’s policy on option repricing under its Equity Incentive Plan (incorporated by reference to Item 8.01 Other Events in the registrant’s Current Report on Form 8-K dated April 7, 2005)*
	10.32	Water Supply Contract dated September 21, 2005, between Cal Water and the Kern County Water Agency. (Exhibit 10.1 to Current Report on Form 8-K filed on September 21, 2005)
	10.33	Separation Agreement between California Water Service Group and Richard D. Nye. (Exhibit 10 to Current Report on Form 8-K filed on December 22, 2005)*
	10.34	Form of Stock Appreciation Right Grant Notice under the California Water Service Group Equity Incentive Plan. (Exhibit 10.34 to the Annual Report on Form 10-K for the year ended December 31, 2005)
	10.35	Form of Stock Appreciation Right Agreement under the California Water Service Group Equity Incentive Plan with Notice of Exercise. (Exhibit 10.35 to the Annual Report on Form 10-K for the year ended December 31, 2005)
	10.36	Form of Restricted Stock Award Grant Notice under the California Water Service Group Equity Incentive Plan. (Exhibit 10.36 to the Annual Report on Form 10-K for the year ended December 31, 2005)
	10.37	[reserved]
	10.38	Form of Restricted Stock Award Agreement under the California Water Service Group Equity Incentive Plan with Assignment Separate From Certificate and Joint Escrow Instructions. (Exhibit 10.38 to the Annual Report on Form 10-K for the year ended December 31, 2005)
	10.39	Form of Stock Option Grant Notice for outside director under the California Water Service Group Equity Incentive Plan. (Exhibit 10.39 to the Annual Report on Form 10-K for the year ended December 31, 2005)
	10.40	Form of Stock Option Grant Notice under the California Water Service Group Equity Incentive Plan. (Exhibit 10.40 to the Annual Report on Form 10-K for the year ended December 31, 2005)
	10.41	Form of Stock Option Agreement (Incentive Stock Option or Nonstatutory Stock Option) under the California Water Service Group Equity Incentive Plan with Notice of Exercise. (Exhibit 10.41 to the Annual Report on Form 10-K for the year ended December 31, 2005)
	10.42	Offer Letter between the registrant and Martin A. Kropelnicki, dated February 15, 2006 (incorporated by reference to Exhibit 10.1 to Amendment No. 1 to Current Report on Form 8-K of the registrant, dated February 22, 2006)

Exhibit
Number

		10.43	Underwriting Agreement between California Water Service Group and Robert W. Baird & Co. Incorporated, as representative of the underwriters, October 5, 2006 (incorporated by reference to Exhibit 1.1 to Current Report on Form 8-K filed on October 6, 2006)
		10.44	Form of Indemnification Agreement entered into between California Water Service Group and its directors and officers
21	.	Subsidiaries of the Registrant
23	.	Consents of Experts and Counsel
		23.1	Consent of Independent Registered Public Accounting Firm
31	.	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
		31.1	Chief Executive Officer certification of financial statements pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
		31.2	Chief Financial Officer certification of financial statements pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	.	Chief Executive Officer and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Management contract or compensatory plan or arrangement