Form 10-Q
period 2007-03-31
CALIFORNIA WATER SERVICE GROUP
filed 2007-05-07
CIK 1035201

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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
Large accelerated filer ☐     Accelerated filer ☑      Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act) Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common shares outstanding as of May 1, 2007 – 20,666,469.

PART I FINANCIAL INFORMATION
Item 1.
FINANCIAL STATEMENTS
The condensed consolidated financial statements presented in this filing on Form 10-Q have been prepared by management and are unaudited.

CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited
(In thousands, except per share data)

	March 31,	December 31,
	2007	2006
ASSETS
Utility plant:
Utility plant	$1,363,764	$1,344,415
Less accumulated depreciation and amortization	411,724	402,940
Net utility plant	952,040	941,475

Current assets:
Cash and cash equivalents	43,095	60,313
Receivables:
Customers	17,375	19,526
Other	5,675	6,700
Unbilled revenue	10,468	11,341
Materials and supplies at average cost	4,469	4,515
Prepaid pension expense	—	1,696
Taxes and other prepaid expenses	7,086	5,534
Total current assets	88,168	109,625

Other assets
Regulatory assets	93,844	93,785
Other assets	21,900	20,134

Total other assets	115,744	113,919

	$1,155,952	$1,165,019

CAPITALIZATION AND LIABILITIES
Capitalization:
Common stock, $.01 par value	$207	$207
Additional paid-in capital	211,588	211,513
Retained earnings	162,135	166,582
Total common stockholders’ equity	373,930	378,302
Preferred stock	3,475	3,475
Long-term debt, less current maturities	291,379	291,814
Total capitalization	668,784	673,591

Current liabilities:
Current maturities of long-term debt	1,778	1,778
Accounts payable	32,151	33,130
Accrued expenses and other liabilities	28,941	35,317

Total current liabilities	62,870	70,225

Unamortized investment tax credits	2,541	2,541
Deferred income taxes, net	69,670	69,503
Pension and postretirement benefits other than pensions	48,584	48,584
Regulatory and other liabilities	33,545	33,411
Advances for construction	160,378	157,660
Contributions in aid of construction	109,580	109,504
Commitments and contingencies	—	—

	$1,155,952	$1,165,019

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Unaudited
(In thousands, except per share data)

	March 31,	March 31,
For the three months ended:	2007	2006
Operating revenue	$71,570	$65,216

Operating expenses:
Water production costs	25,814	21,428
Other operations	23,655	23,789
Maintenance	4,509	3,899
Depreciation and amortization	8,401	7,709
Income taxes	543	287
Property and other taxes	3,406	3,176

Total operating expenses	66,328	60,288

Net operating income	5,242	4,928

Other income and expenses:
Non-regulated revenue	3,042	2,149
Non-regulated expenses	(1,751)	(1,539)
Gain on sale of non-utility property	—	25
Less: income taxes on other income and expenses	(526)	(259)

Total other income and expenses	765	376

Interest expense:
Interest expense	4,926	4,697
Less: capitalized interest	(500)	(225)

Total interest expense	4,426	4,472

Net income	$1,581	$832

Earnings per share
Basic	$0.07	$0.04

Diluted	$0.07	$0.04

Weighted average shares outstanding
Basic	20,659	18,403

Diluted	20,681	18,427

Dividends per share of common stock	$0.2900	$0.2875

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
(In thousands)

	March 31,	March 31,
For the three months ended:	2007	2006
Operating activities
Net income	$1,581	$832

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,401	7,709
Deferred income taxes, investment tax credits regulatory assets and liabilities, net	214	265
Gain on sale of non-utility property	—	(25)
Changes in operating assets and liabilities:
Receivables	3,178	2,265
Unbilled revenue	873	1,510
Taxes and other prepaid expenses	(1,413)	(206)
Accounts payable	3,187	(603)
Other current assets	46	(267)
Other current liabilities	(6,376)	5,191
Other changes, net	(1,487)	(763)

Net adjustments	6,623	15,076

Net cash provided by operating activities	8,204	15,908

Investing activities:
Utility plant expenditures:
Company funded	(19,434)	(22,745)
Developer funded	(3,100)	(5,289)
Acquisition	(23)	(13)
Proceeds from sale of non-utility property	—	25

Net cash used in investing activities	(22,557)	(28,022)

Financing activities:
Net short-term borrowings	—	7,500
Net repayment of long-term debt	(435)	(374)
Advances for construction	4,082	4,512
Refunds of advances for construction	(1,364)	(1,205)
Contributions in aid of construction	805	2,232
Issuance of common stock	76	305
Dividends paid	(6,029)	(5,328)

Net cash (used in) provided by financing activities	(2,865)	7,642

Change in cash and cash equivalents	(17,218)	(4,472)
Cash and cash equivalents at beginning of period	60,313	9,533

Cash and cash equivalents at end of period	$43,095	$5,061

Supplemental disclosure of non-cash activities:
Accrued payables for investments in utility plant	$6,314	$5,984
See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

CALIFORNIA WATER SERVICE GROUP
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2007
(Amounts in thousands, except share and per share amounts)
Note 1. Organization and Operations
California Water Service Group (the Company) is a holding company with five wholly owned subsidiaries that provide water utility and other related services in California, Washington, New Mexico and Hawaii. California Water Service Company (Cal Water), Washington Water Service Company (Washington Water), New Mexico Water Service Company (New Mexico Water), and Hawaii Water Service Company, Inc. (Hawaii Water) provide regulated utility services under the rules and regulations of their respective state’s regulatory commissions (Commissions). In addition, these entities and CWS Utility Services provide non-regulated water utility and utility-related services.
The Company operates primarily in one business segment providing water utility services.
Note 2. Summary of Significant Accounting Policies
Basis of Presentation
The interim financial information is unaudited. The condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements for the year ended December 31, 2006, included in its Form 10-K as filed with the Securities and Exchange Commission (SEC) on March 14, 2007.
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
Certain prior year’s amounts have been reclassified, where necessary, to conform to the current presentation. On the income statement, non-regulated income and non-regulated expenses which were previously netted in the income statement have been presented separately. Also, prior year amounts for income taxes associated with other income and expenses were reclassified from income taxes included in operating expenses. On the statements of cash flows, prior year amounts for company-funded utility plant expenditures and accounts payable have been reduced for non-cash activities.

Revenue
Revenue consists of monthly cycle billings for regulated water and wastewater services at rates authorized by the Commissions and billings to certain non-regulated customers. Billings include a fee that is paid to the Commission. This amount is recorded in revenue and other operations expense. Fees paid to the Commission for the three months ending March 31, 2007, and March 31, 2006, were $928 and $865, respectively.
Other Recent Accounting Pronouncements
In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements.” The statement defines fair value, establishes a framework for measuring fair values in generally accepted accounting principles, and expands disclosures about fair value measurements. The statement is effective for years beginning after November 15, 2007. The adoption of this statement is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.
Note 3. Seasonal Business
Due to the seasonal nature of the water business, the results for interim periods are not indicative of the results for a twelve-month period. Revenue and income are generally higher in the warm, dry summer months when water usage and sales are greater. Revenue and income are lower in the winter months when cooler temperatures and rainfall curtail water usage and sales.
Note 4. Stock-based Compensation
Long-Term Incentive Plan
The Company had a stockholder-approved Long-Term Incentive Plan (which was replaced on April 27, 2005, by a stockholder-approved Equity Incentive Plan) that allowed granting of non-qualified stock options. The Company accounted for options issued under the Long-Term Incentive Plan using the intrinsic value method under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” All outstanding options have an exercise price equal to the market price on the date they were granted. All options granted under the Long-Term Incentive Plan are fully vested. No compensation expense was recorded for the three-month periods ended March 31, 2007 and 2006 related to stock options issued under the Long-Term Incentive Plan.
The table below reflects the stock options granted under the Long-Term Incentive Plan.

		Weighted Average
	Shares	Exercise Price
Stock Options:
Outstanding at December 31, 2006	90,500	$24.94
Granted	- 0 -	- 0 -
Exercised	- 0 -	- 0 -
Forfeited	- 0 -	- 0 -

Outstanding at March 31, 2007	90,500	$24.94

Exercisable at March 31, 2007	90,500	$24.94

Equity Incentive Plan
The Equity Incentive Plan, which was approved by shareholders in April 2005, is authorized to issue up to 1,000,000 shares of common stock. In the first quarter of 2007 and 2006, the Company granted Restricted Stock Awards (RSAs) of 9,770 and 9,142 shares, respectively, of common stock both to employees and to directors of the Company. Employee options vest ratably over 48 months, while director options generally vest at the end of 12 months. The shares were valued at $38.11 and $38.51 per share, respectively, based upon the fair market value of the Company’s common stock on the date of grant. In addition, Stock Appreciation Rights (SARs) equivalent to 22,140 and 37,500 shares, respectively, were granted to employees, which vest ratably over 48 months and expire at the end of 10 years. The grant-date fair value for SARs was determined using the Black Scholes model, which arrived at a fair value of $10.36 and $7.73 per share, respectively. Upon exercise of a SAR, the appreciation is payable in common shares of the Company.
The assumptions utilized in calculation of the SAR fair value were:

	2007	2006
Expected dividend yield	2.99%	2.99%
Expected volatility	32.79%	21.90%
Risk-free interest rate	4.48%	4.19%
Expected holding period in years	5.2	6.0
The Company did not apply a forfeiture rate in the expense computation relating to RSAs and SARs issued to employees as they vest monthly and, as a result, the expense is recorded for actual vesting during the period. For outside directors the Company did not apply a forfeiture rate in the expense computation relating to RSAs, as the Company expects 100% to vest at the end of twelve months.
The table below reflects SARs granted under the Equity Incentive Plan.

		Weighted Average
	Shares	Exercise Price
Stock Appreciation Rights
Outstanding at December 31, 2006	37,969	$38.77
Granted	22,140	38.11
Exercised	- 0 -	—
Forfeited	(469)	38.51

Outstanding at March 31, 2007	59,640	$38.53

Exercisable at March 31, 2007	10,308	$38.67

The Company has recorded compensation costs for the RSAs and SARs in Operating Expense, net of related tax effects, in the amount of $45 and $34 for the quarter ending March 31, 2007, and March 31, 2006, respectively.

Note 5. Earnings Per Share Calculations
The computations of basic and diluted earnings per share are noted below. RSAs are included in the weighted stock outstanding as the shares have all voting and dividend rights as issued and unrestricted common stock. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. RSAs are included in the weighted stock outstanding as the shares have all voting and dividend rights as issued and unrestricted common stock.
All options and all of the SARs other than 2,500 shares are dilutive and the dilutive effect is shown in the table below.

	Three Months Ended March 31
(In thousands, except per share data)	2007	2006
Net income	$1,581	$832
Less preferred dividends	38	38

Net income available to common stockholders	$1,543	$794

Weighted average common shares, basic	20,659	18,403
Dilutive common stock options and SARs (treasury method)	22	24

Shares used for dilutive computation	20,681	18,427

Net income per share — basic	$0.07	$0.04

Net income per share — diluted	$0.07	$0.04

Note 6. Pension Plan and Other Postretirement Benefits
The Company provides a qualified, defined-benefit, non-contributory pension plan for substantially all employees. The Company makes annual contributions to fund the amounts accrued for the qualified pension plan. The Company also maintains an unfunded, non-qualified, supplemental executive retirement plan. The costs of the plans are charged to expense are capitalized in utility plant as appropriate.
The Company offers medical, dental, vision, and life insurance benefits for retirees and their spouses and dependents. Participants are required to pay a premium, which offsets a portion of the cost.
Cash payments by the Company related to pension plans and other postretirement benefits were $221 for the three months ended March 31, 2007. The estimated cash contribution to the pension plans for 2007 is $7,913. The estimated contribution to the other benefits plan for 2007 is $2,400.

The following table lists components of the pension plans and other postretirement benefits. The data listed under “pension plan” includes the qualified pension plan and the non-qualified executive supplemental retirement plan. The data listed under “other benefits” is for all other postretirement benefits.

	Three Months Ended March 31
	Pension Plan		Other Benefits
	2007	2006	2007	2006
Service cost	$1,399	$1,336	$307	$303
Interest cost	1,578	1,505	304	314
Expected return on plan assets	(1,421)	(1,571)	(117)	(105)
Recognized net initial APBO (1)	N/A	N/A	69	69
Amortization of prior service cost	468	476	19	19
Recognized net actuarial loss	195	205	45	33

Net periodic benefit cost	$2,219	$1,951	$627	$633

(1)	APBO – Accumulated postretirement benefit obligation
Note 7. Income Taxes
We adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (FIN 48), on January 1, 2007. This interpretation prescribes a recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods and disclosure and transition. At the adoption date and as of March 31, 2007, we had no material unrecognized tax benefits and no adjustments to liabilities or operations were required.
In connection with the adoption of FIN 48, the Company will include interest and penalties related to uncertain tax positions as a component of income taxes, which were zero for the three months ended March 31, 2007.
Tax years 2003 through 2006 and 2002 through 2006 are subject to examination by the federal and state taxing authorities, respectively. There are no income tax examinations currently in progress.
Note 8. Short-term Borrowings
The Company and Cal Water maintain bank lines of credit of $10 million and $45 million, respectively. The lines of credit agreements, which were scheduled to expire on April 30, 2007, were extended to May 31, 2007. The Company and the bank have reached an agreement in principle and the new agreements are currently being drafted. The Company anticipates it will execute the new agreements prior to May 31, 2007, pending legal review.

Item 2
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollar amounts in thousands, except where otherwise noted and per share amounts)
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
Revenue from metered customers includes billings to customers based on monthly meter readings plus an estimate for water used between the customer’s last meter reading and the end of the accounting period. At March 31, 2007, our unbilled revenue amount was $10,468 and at December 31, 2006, the amount was $11,341. The unbilled revenue amount is generally higher during the summer months when water sales are higher. The amount recorded as unbilled revenue varies depending on:
•	water usage in the preceding period;

•	the number of days between meter reads for each billing cycle; and

•	the number of days between each cycle’s meter reading and the end of the accounting cycle.
Flat rate customers are billed in advance at the beginning of the service period. The revenue is prorated so that the portion of revenue applicable to the current accounting period is included in that period’s revenue. The portion related to a subsequent accounting period is recorded as unearned revenue on the balance sheet and recognized as revenue when earned in the subsequent accounting period. Our unearned revenue liability was $2,224 as of March 31, 2007, and $2,164 as of December 31, 2006. This liability is included in “accrued expenses and other liabilities” on our accompanying condensed consolidated balance sheets.

Expense-Balancing and Memorandum Accounts
We use expense-balancing accounts and memorandum accounts to track suppliers’ rate changes for purchased water, purchased power, and pump taxes that are not included in customer water rates. The cost changes are referred to as “offsetable expenses,” because under certain circumstances, they are refundable from customers (or refunded to customers) in future rates designed to offset cost changes from suppliers. We do not record the balancing and memorandum accounts until the commission has authorized a change in customer rates and the customer has been billed. The cumulative net amount in the expense balancing accounts and memorandum accounts as of March 31, 2007, was approximately $2,000. This amount includes certain amounts that have been filed for recovery but have not yet been authorized, and amounts that have not yet been filed for recovery. See “Regulatory Matters” below for a description of cumulative net balances of expense balancing and memorandum accounts that have been authorized for recovery.
Regulated Utility Accounting
Because we operate extensively in a regulated business, we are subject to the provisions of SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation.” Regulators establish rates that are expected to permit the recovery of the cost of service and a return on investment. If a portion of our operations were no longer subject to the provisions of SFAS No. 71, we would be required to write off related regulatory assets and liabilities that are not specifically recoverable and determine if other assets might be impaired. If a regulatory commission determined that a portion of our assets were not recoverable in customer rates, we would be required to determine if we had suffered an asset impairment that would require a write-down in the assets’ valuation. There have been no such asset impairments as of March 31, 2007 and December 31, 2006.
Income Taxes
We account for income taxes using the asset and liability method. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. We measure deferred tax assets and liabilities at enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We recognize the effect on the deferred tax assets and liabilities of a change in tax rate in the period that includes the enactment date. We must also assess the likelihood that deferred tax assets will be recovered in future taxable income and, to the extent recovery is unlikely, a valuation allowance would be recorded. If a valuation allowance were required, it could significantly increase income tax expense. In our management’s view, a valuation allowance was not required at March 31, 2007 or December 31, 2006.
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
In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Post Retirement Plans – An Amendment of FASB Statements 87, 88, 106 and 132(R).” We adopted SFAS No.158 as of December 31, 2006 which required the full recognition of the projected benefit obligation over the fair value of plan assets, reflecting the funded status of the benefit plans, on the balance sheet.

RESULTS OF FIRST QUARTER 2007 OPERATIONS COMPARED TO FIRST QUARTER 2006
OPERATIONS
Overview
First quarter net income was $1.6 million equivalent to $0.07 per common share on a diluted basis, compared to net income of $832 or $0.04 common per share on a diluted basis in the first quarter of 2006. These positive results were due to increased water usage by our customers due to drier whether when compared with the prior year. In addition, we earned higher investment income from the cash proceeds from the equity offering in the fall of 2006. The effect of the higher number of common stock outstanding did not have a significant influence on the earnings per share.
We filed in early May, our proposed application to file the largest General Rate Case (GRC) for Cal Water in the history of the Company. The formal filing is expected to be completed in July 2007 and will include General Office (which covers the significant corporate costs) and at least 8 of our districts. We are working with the California Public Utilities Commission (CPUC) as they implement their Water Action Plan.
Operating Revenue
Operating revenue increased $6.4 million or 9.7% to $71.6 million in the first quarter of 2007. As disclosed in the following table, the increase was due to increases in rates, increased usage by existing customers and in usage by new customers.
The factors that impacted the operating revenue for the first quarter of 2007 compared to 2006 are presented in the following table:

Increase in usage by existing customers	$3,163
Rate increases	2,590
Usage by new customers	602

Net operating revenue increase	$6,355

The components of the rate increases are listed in the following table:

Purchased Water Offset Increases	$502
Balance Acct Adjustments	(129)
General Rate Case (GRC) Increases	933
Step Rate Increases	1,240
Other	44

Total Increase in Rates	$2,590

Total Operating Expenses
Total operating expenses were $66.3 million for the three months ended March 31, 2007, versus $60.3 million for the same period in 2006, a 10.0% increase.
Water production expense consists of purchased water, purchased power, and pump taxes. It represents the largest component of total operating expenses, accounting for approximately 39% of total operating expenses. Water production expenses increased 20.5% compared to the same period last year.
Sources of water as a percent of total water production are listed in the following table:

	Three Months Ended March 31
	2007	2006
Well production	42%	50%
Purchased	54%	45%
Surface	4%	5%

Total	100%	100%

     Washington Water, New Mexico Water and Hawaii Water obtain all of their water supply from wells. The components of water production costs are shown in the table below:

	Three Months Ended March 31
	2007	2006	Change
Purchased water	$20,897	$17,279	$3,618
Purchased power	3,696	2,882	814
Pump taxes	1,221	1,267	(46)

Total	$25,814	$21,428	$4,386

Purchased water costs increased primarily due to higher wholesale water prices. Total water production measured in acre feet increased by 9.9% during the first quarter of 2007 as compared with the first quarter of 2006 due to the warmer weather and lack of precipitation, as compared to the same period in 2006.
Other operations expense decreased 0.6% to $23.7 million. There were decreases to other operating expenses in a number of categories. Offsetting these decreases, payroll charged to operations increased 7.5%, including wage increases and an increase in the number of employees. At March 31, 2007, there were 873 employees and at March 31, 2006, there were 850 employees.
Maintenance expenses increased by $610 to $4.5 million in the first quarter of 2007 compared to $3.9 million in the first quarter of 2006, due to the repair of mains, hydrants, and structures. Depreciation and amortization expense increased $692, or 9.0%, because of 2006 capital additions.
Federal and state income taxes increased $523, or 95.8%, from $546 in the first quarter of 2006 to $1.1 million in the first quarter of 2007, due to increased pretax income compared to the same quarter as last year. The effective tax rate was 40.3% in the current quarter and 39.6% for the same quarter last year. We expect the effective tax rate to be between 40% and 41% for 2007
Other Income and Expense
Non-regulated income, net of related expenses, was $1.3 million for the quarter ended March 31, 2007, compared to $610 in the same period last year, which is an increase of $681, or 111.6%, driven primarily by an increase in interest income of $0.5 million. Gains from property sales for the quarter were minimal for both the current and the prior quarters.
Interest Expense
Total interest expense decreased $46K to $4.4 million. This decrease of interest expense was primarily due to an increase in capitalized interest expense, resulting from an increase in capital expenditure activity and changes in interest rates.
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
GRCs, step rate increase filings, and offset filings change rates to amounts that will remain in effect until the next GRC. The CPUC follows a rate case plan, which requires Cal Water to file a GRC for each of its 24 regulated operating districts every three years. In a GRC proceeding, the CPUC not only considers the utility’s rate setting requests, but may consider other issues that affect the utility’s rates and operations. Effective in 2004, Cal Water’s GRC schedule was shifted from a calendar year to a fiscal year with test years commencing on July 1st of each year. The CPUC is generally required to issue its GRC decision prior to the first day of the test year or authorize interim rates. As such, Cal Water’s GRC decisions, prior to 2005, were generally issued in the fourth quarter, but now are expected to be issued in the second quarter of each year. Cal Water expects decisions on the eight GRCs filed in July of 2006 to be issued in the second quarter of 2007. If a decision is not granted before July 1, 2007, Cal Water expects the Commission to authorize interim rates as of that date.
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

In addition, utilities are entitled to file offset filings. Offset filings may be filed to adjust revenues for construction projects authorized in GRCs when the plant is placed in service or for rate changes charged to Cal Water for purchased water, purchased power, and pump taxes (referred to as “offsettable expenses”). Such rate changes approved in offset filings remain in effect until a GRC is approved.
Surcharges and surcredits, which are usually effective for a twelve-month period, are authorized by the CPUC to recover the memorandum and balancing accounts under- and over- collections usually due to changes in offsettable expenses. However, significant under-collection may be authorized over multiple years. Typically, an expense difference occurs during the time period from when an offsettable expense rate changes and we are allowed to adjust its water rates. Expense changes for this regulatory lag period, which is approximately two months, are booked into memorandum and balancing accounts for later recovery. These accounts are subject to reasonableness review. Future recovery of balancing account balances will be addressed in general rate cases or by advice letter filings if the account balance is greater than 2% of revenues. As of December 31, 2006 and March 31, 2007, the amount in the balancing accounts was $1.5 million and $2.0 million, respectively.
Cal Water does not record an asset (or liability) for the recovery (or refund) of expense balancing or memorandum accounts in its financial statements as revenue (refunds), nor as a receivable (or payable), until the CPUC and other regulators have authorized recovery and the customer is billed. Therefore, a timing difference may occur between the time when costs are recorded as an expense and when the associated revenues are received (or refunds are made) and booked.
Rate Case Plan
In December 2005, the CPUC issued the California Water Action Plan. The plan focuses on four key principles, among other things, including safe, high quality water; highly reliable water supplies; efficient use of water; and reasonable rates and viable utilities. In accordance with the Water Action Plan’s objective to streamline regulatory decision-making the Commission issued R.06-12-016 in December 2006, to address streamlining of its water rate case plan. As proposed, Cal Water and other multi-district water companies would file a company-wide general rate case once every three years. This would reduce the number of rate filings and reduce the regulatory lag associated with implementing general office cost increases, including health care, insurance, and other allocated costs. In May 2007, Cal Water filed its Notice of Intent and will be the first multi-district to file a company-wide general rate case.
Pending Filings as of March 31, 2007
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
2007 Regulatory Activity
In accordance with the CPUC’s Order Instituting Rulemaking (R.) 06-12-016, which proposes changes to the rate case plan, Cal Water expects to file a GRC for its General Office and at least 8 districts in July 2007. The Commission issued a proposed decision in the rulemaking on March 29, 2007. A final decision is expected in the second quarter. At this time, Cal Water does not know the amounts it will request or the scope of the filing, which will be defined by the final decision in the Rulemaking.
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
In December 2006, Cal Water filed six advice letters to offset purchased water and pump tax increases of $3.4 million from wholesale suppliers effective January 1, 2007. These advice letters were approved in January and February 2007.
In December 2006, Cal Water filed an application to allow it to recover additional funding associated with its postretirement benefit other than pensions (PBOP) or retiree healthcare plan. Currently, Cal Water funds and recognizes expenses associated with the plan on a pay-as-you-go basis. The excess expense between pay-as-you-go and accrual during the employees’ expected service period has been recognized as a regulatory asset. As of December 31, 2006, the regulatory asset was approximately $9.8 million. In February 2007, the Division of Rate Payer Advocates (DRA) filed its protest to our PBOP application. In their protest, the DRA requested to dismiss the application with prejudice. The DRA further noted that prior to their protest, the parties met several times to discuss our application. During the discussions it became apparent to the DRA that negotiations would extend beyond the deadline for filing their protest. The DRA further noted that subsequent to this filing, the parties will continue their discussions to achieve a settlement that is reasonable, consistent with the law, and in the public interest. Cal Water intends to increase its funding so the plan is funded during the employee’s service period. Cal Water has established two Voluntary Employee Beneficiary Associations (VEBAs) to allow for increased funding and a current period income tax deduction. While the DRA has filed its protest, the ultimate outcome will be determined by the CPUC. Cal Water believes that the CPUC will recognize in rates the recovery of the regulatory asset and the additional funding of the plan. If the CPUC does not permit us to recover the full amount of our regulatory asset, the regulatory asset, to the extent not allowed in recovery, will be written off.
LIQUIDITY
Cash flow from Operations
Cash flow from operations were $8.2 million for the three months ended March 31, 2007. Cash flow from operations is primarily generated by net income, non-cash expenses for depreciation and amortization, and changes in our operating assets and liabilities. Cash generated by operations varies during the year.
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
Investing Activities
During the quarter ended March 31, 2007, we had company-funded capital expenditures of $19.4 million. For 2007, our capital budget is approximately $85 million.
Financing Activities
During the quarter ended March 31, 2007, there were no debt or equity offerings, as we had adequate funds from the equity offering of 2006. Dividend payments were higher than the prior year due to additional shares outstanding and a higher dividend rate in the current year.
Short-Term and Long-Term Debt
Sort-term liquidity is provided by bank lines of credit funds extended to us and certain of our subsidiaries and by internally generated funds. Long-term financing is accomplished through the use of both debt and equity. There were no short-term bank borrowings at March 31, 2007 and at December 31, 2006. Cash and cash equivalents were $43.1 million at March 31, 2007, and $5.1 million at March 31, 2006. Cal Water has a $45 million credit facility agreement that has been extended to May 31, 2007. The agreement requires an out-of-debt period of 30 consecutive days during any consecutive 24-month period and outstanding balances below $10 million for a period of 30 consecutive days during any consecutive 12-month period. Additionally, the agreement requires debt as a percent of total capitalization to be less than 67%. To date, we have met all covenant requirements and are eligible to use the full amount of the commitment. In addition to borrowings, the credit facility allows for letters of credit up to $10 million, which reduces the available amount to borrow when utilized. One letter of credit was outstanding at March 31, 2007, for $0.5 million related to an insurance policy. Interest is charged on a variable basis and fees are charged for unused amounts. We have reached an agreement in principle with the bank on terms for a new line of credit agreement. We anticipate a new agreement will be executed prior to May 31, 2007, pending legal review.
A separate credit facility for $10 million also exists for use by us and our subsidiaries, including Washington Water, New Mexico Water, and Hawaii Water. The term of the current agreement has been extended to May 31, 2007. The agreement requires an out-of-debt period of 30 consecutive days during any consecutive 24-month period and outstanding balances below $10 million for a period of 30 consecutive days during any consecutive 12-month period. Additionally, the agreement requires debt as a percent of total capitalization to be less than 67%. To date, we have met all covenant requirements and are eligible to use the full amount of the commitment. In addition to borrowings, the credit facility allows for letters of credit up to $5 million, which would reduce the amount available to borrow. No letters of credit were outstanding at March 31, 2007. Interest is charged on a variable basis and fees are charged for unused amounts. We have reached an agreement in principle with the bank on terms for a new line of credit agreement. We anticipate a new agreement will be executed prior to May 31, 2007, pending legal review.
There were no additions to long-term debt in the three-month period ended March 31, 2007, and we made principal payments on our first mortgage bonds and other long-term debt payments of $435 during the three-month period ended March 31, 2007.
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
During 2006, we raised approximately $103 million of capital. Of this amount, $20 million was raised through privately placed senior unsecured notes. The remaining approximately $83 million was raised through the issuance of 2,250,000 shares of common stock. We anticipate that the majority of our 2007 capital needs will be covered by the $103 million raised in 2006. In future periods, management anticipates funding our capital needs through a relatively balanced approach between long term debt and equity.

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
Dividends, Book Value and Shareholders
The first quarter common stock dividend of $0.2900 per share was paid on February 16, 2007, compared to a quarterly dividend in the first quarter of 2006 of $0.2875. This was Cal Water’s 249th consecutive quarterly dividend. Annualized, the 2007 dividend rate is $1.16 per common share, compared to $1.15 in 2006. Based on the previous 12-month earnings per share at March 31, 2007, the dividend payout ratio is 86%. For the full year 2006, the payout ratio was 86% of net income. On a long-term basis, our goal is to achieve a dividend payout ratio of 60% of net income accomplished through future earnings growth.
At its April 25, 2007 meeting, the Board declared the second quarter dividend of $0.2900 per share payable on May 19, 2007, to stockholders of record on May 8, 2007. This will be our 250th consecutive quarterly dividend.
2007 Financing Plan
Cal Water is currently reviewing its financing needs for 2007 and 2008. We may consider issuing equity or long-term debt to meet our financing needs. We intend to fund our capital needs in future periods through a relatively balanced approach between long-term debt and equity.
Book Value and Stockholders of Record
Book value per common share was $18.09 at March 31, 2007 compared to $18.31 at December 31, 2006.

There are approximately 2,537 stockholders of record for our common stock, as of our record date, February 26, 2007.
Utility Plant Expenditures
During the three months ended March 31, 2007, capital expenditures totaled $22.5 million; $19.4 million was from company-funded projects and $3.1 million was from third-party-funded projects. The planned 2007 company-funded capital expenditure budget is approximately $85 million. The actual amount may vary from the budget number due to timing of actual payments related to current year projects and prior year projects. We do not control third-party-funded capital expenditures and therefore is unable to estimate the amount of such projects for 2007.
At March 31, 2007, construction work in progress was $50.0 million compared to $35.7 million at December 31, 2006. Work in progress includes projects that are under construction but not yet complete and in service.
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
CONTRACTUAL OBLIGATIONS
During the three-months ended March 31, 2007, there were no material changes in contractual obligations outside the normal course of business.
Item 3.
QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
We do not hold, trade in or issue derivative financial instruments and therefore is not exposed to risks these instruments present. Our market risk to interest rate exposure is limited because the cost of long-term financing and short-term bank borrowings, including interest costs, is covered in consumer water rates as approved by the commissions. We do not have foreign operations; therefore, we do not have a foreign currency exchange risk. Our business is sensitive to commodity prices and is most affected by changes in purchased water and purchased power costs.
Historically, the CPUC’s balancing account or offsetable expense procedures allowed for increases in purchased water and purchased power costs to be passed on to consumers. Traditionally, a significant percentage of our net income and cash flows comes from California regulated operations; therefore the CPUC’s actions have a significant impact on our business. See Item 2, “Management’s

Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies — Expense Balancing and Memorandum Accounts” and “Regulatory Matters”.
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
PART II OTHER INFORMATION
Item 1.
LEGAL PROCEEDINGS
On October 26, 2006, we were served with a complaint in Superior Court County of Los Angeles Case No. BC360406 for personal injury, along with other defendants, due to exposure to asbestos. The plaintiff claims to have worked for three of our contractors on pipeline projects for the period 1958-1999 and Palos Verdes Water Company, a water utility acquired by us in 1970. The plaintiff alleges that we and other defendants are responsible for his asbestos related injuries. A trial date has been set for May 14, 2007. The plaintiff is seeking damages in the amount of $27.5 million. Our insurance carrier has accepted the defense of the claim, reserving certain rights along with one of the contractor’s insurance company. On April 20, 2007, the Court sustained the Company’s demur without leave to amend all Plaintiff’s claims alleging products liability and intentional torts. The only remaining claim is for premise owner contractor liability, a negligence claim, alleging misconduct that may allow for punitive damages. The Company believes that Plaintiff has failed to state any legal claim against the Company and intends to file all necessary motions and aggressively defend itself. The Plaintiff has offered the Company a full release from all claims and damages for $1,200,000. The

Company does not believe that such offer is reasonable. We do not believe that the Company has any liability regarding this claim and has not recorded any liability associated with the claim.
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
Item 4.
SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
The annual meeting of stockholders of California Water Service Group was held on April 25, 2007 at the headquarters office in San Jose, California.
(a)	At the annual stockholders meeting, a Board of Directors to serve for the ensuing year was elected. The following directors were elected as nominated:

Douglas M. Brown	Robert W. Foy

Edward D. Harris, Jr. M.D.	Richard P. Magnuson

Linda R. Meier	Peter C. Nelson

George A. Vera	David N. Kennedy

Bonnie G. Hill
(b)	One other proposal was voted on and approved by our stockholders at the meeting; the ratification of the selection of KPMG LLP as independent auditors for 2007.

(1)	Tabulation of the votes for the election of directors was:

	For	Abstain
Douglas M. Brown	17,769,292	143,536
Robert W. Foy *	17,592,199	320,628
Edward D. Harris, Jr. M.D.	17,596,875	315,952
Bonnie G. Hill	17,717,682	195,145
David N. Kennedy	17,760,559	152,269
Richard P. Magnuson	17,627,429	285,398
Linda R. Meier	17,566,209	346,618
Peter C. Nelson	17,626,813	286,014
George A. Vera	17,777,454	135,373

*	Mr. Foy, who retired as an employee, as required by California Water Service Company by-laws, will continue in his capacity as Chairman of the Board.
(2)	The stockholders ratified the Audit Committee’s selection of KPMG LLP to serve as independent auditors for 2007. There were 17,746,009 votes in favor, 90,754 against and 76,057 abstentions.

Item 6.
EXHIBITS

Exhibit	Description
31.1	Chief Executive Officer certification of financial statements pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

31.2	Chief Financial Officer certification of financial statements pursuant to Section302 of the Sarbanes- Oxley Act of 2002

32.	Chief Executive Officer and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 202

SIGNATURES
Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CALIFORNIA WATER SERVICE GROUP

Registrant

May 7, 2007

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