Form 10-Q
period 2007-06-30
CALIFORNIA WATER SERVICE GROUP
filed 2007-08-08
CIK 1035201

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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
Large accelerated filer ☐       Accelerated filer ☑       Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act) Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common shares outstanding as of August 1, 2007 – 20,666,469.

PART I FINANCIAL INFORMATION
Item 1.
FINANCIAL STATEMENTS
The condensed consolidated financial statements presented in this filing on Form 10-Q have been prepared by management and are unaudited.
CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited
(In thousands, except per share data)

	June 30,	December 31,
	2007	2006
ASSETS
Utility plant:
Utility plant	$1,394,883	$1,344,415
Less accumulated depreciation and amortization	(420,321)	(402,940)

Net utility plant	974,562	941,475

Current assets:
Cash and cash equivalents	29,842	60,312
Receivables:
Customers	23,050	19,526
Other	6,134	6,700
Unbilled revenue	14,698	11,341
Materials and supplies at average cost	4,742	4,515
Prepaid pension expense	—	1,696
Taxes and other prepaid expenses	5,587	5,534

Total current assets	84,053	109,624

Other assets
Regulatory assets	93,861	93,785
Other assets	22,008	20,135

Total other assets	115,869	113,920

	$1,174,484	$1,165,019

CAPITALIZATION AND LIABILITIES
Capitalization:
Common stock, $.01 par value	$207	$207
Additional paid-in capital	211,681	211,513
Retained earnings	163,830	166,582

Total common stockholders’ equity	375,718	378,302
Preferred stock	3,475	3,475
Long-term debt, less current maturities	291,299	291,814

Total capitalization	670,492	673,591

Current liabilities:
Current maturities of long-term debt	1,778	1,778
Accounts payable	37,988	33,130
Accrued expenses and other liabilities	32,503	35,317

Total current liabilities	72,269	70,225

Unamortized investment tax credits	2,541	2,541
Deferred income taxes, net	69,472	69,503
Pension and postretirement benefits other than pensions	48,584	48,584
Regulatory and other liabilities	33,629	33,411
Advances for construction	165,819	157,660
Contributions in aid of construction	111,678	109,504
Commitments and contingencies	—	—

	$1,174,484	$1,165,019

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Unaudited
(In thousands, except per share data)

For the three months ended:	June 30,	June 30,
	2007	2006
Operating revenue	$95,782	$81,102

Operating expenses:
Water production costs	37,271	30,210
Other operations	25,274	23,399
Maintenance	5,241	3,432
Depreciation and amortization	8,380	7,640
Income taxes	4,792	3,753
Property and other taxes	3,435	3,045

Total operating expenses	84,393	71,479

Net operating income	11,389	9,623

Other income and expenses:
Non-regulated revenue	3,423	2,206
Non-regulated expense	(1,966)	(1,800)
Gain (loss) on sale of non-utility property	(83)	323
Less: income taxes on other income and expenses	(560)	(297)

Total other income and expenses	814	432

Interest expense:
Interest expense	4,926	4,970
Less: capitalized interest	(450)	(625)

Net interest expense	4,476	4,345

Net income	$7,727	$5,710

Earnings per share
Basic	$0.37	$0.31

Diluted	$0.37	$0.31

Weighted average shares outstanding
Basic	20,666	18,407

Diluted	20,690	18,427

Dividends per share of common stock	$0.2900	$0.2875

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Unaudited
(In thousands, except per share data)

For the six months ended:	June 30,	June 30,
	2007	2006
Operating revenue	$167,352	$146,318

Operating expenses:
Water production costs	63,084	51,639
Other operations	48,930	47,187
Maintenance	9,750	7,330
Depreciation and amortization	16,781	15,349
Income taxes	5,336	4,041
Property and other taxes	6,840	6,221

Total operating expenses	150,721	131,767

Net operating income	16,631	14,551

Other income and expenses:
Non-regulated revenue	6,465	4,355
Non-regulated expenses	(3,717)	(3,339)
Gain (loss) on sale of non-utility property	(83)	348
Less: income taxes on other income and expenses	(1,086)	(556)

Total other income and expenses	1,579	808

Interest expense:
Interest expense	9,852	9,667
Less: capitalized interest	(950)	(850)

Total interest expense	8,902	8,817

Net income	$9,308	$6,542

Earnings per share
Basic	$0.45	$0.35

Diluted	$0.45	$0.35

Weighted average shares outstanding
Basic	20,663	18,404

Diluted	20,687	18,427

Dividends per share of common stock	$0.5800	$0.5750

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
(In thousands)

For the six months ended:	June 30,	June 30,
	2007	2006
Operating activities
Net income	$9,308	$6,542

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,781	15,349
Amortization of debt	337	330
Deferred income taxes, investment tax credits, regulatory assets and liabilities, net	57	1,290
(Gain) loss on sale of non-utility property	83	(348)
Changes in operating assets and liabilities:
Receivables	(2,937)	(4,069)
Unbilled revenue	(3,358)	(2,576)
Taxes and other prepaid expenses	(689)	1,210
Accounts payable	6,535	3,097
Other current assets	(227)	(730)
Other current liabilities	(2,814)	3,915
Other changes, net	(1,840)	(952)

Net adjustments	11,928	16,516

Net cash provided by operating activities	21,236	23,058

Investing activities:
Utility plant expenditures:
Company funded	(39,368)	(46,617)
Developer funded	(11,903)	(13,814)
Acquisition	(30)	(13)
Proceeds from sale of non-utility property	—	353

Net cash used in investing activities	(51,301)	(60,091)

Financing activities:
Net short-term borrowings	—	26,000
Net repayment of long-term debt	(514)	(444)
Advances for construction	11,362	11,480
Refunds of advances for construction	(3,203)	(2,520)
Contributions in aid of construction	3,842	5,452
Issuance of common stock	168	392
Dividends paid	(12,060)	(10,658)

Net cash (used in) provided by financing activities	(405)	29,702

Change in cash and cash equivalents	(30,470)	(7,331)
Cash and cash equivalents at beginning of period	60,312	9,533

Cash and cash equivalents at end of period	$29,842	$2,202

Supplemental disclosure of non-cash activities:
Accrued payables for investments in utility plant	$8,801	$7,572
See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

CALIFORNIA WATER SERVICE GROUP
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2007
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
The preparation of the Company’s condensed consolidated financial statements necessarily requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the condensed consolidated balance sheet dates, and the reported amounts of revenues and expenses for the periods presented.
Certain prior year’s amounts have been reclassified, where necessary, to conform to the current presentation as follows: on the income statement, non-regulated income and non-regulated expenses which were previously netted in the income statement have been presented separately: also, prior year amounts for income taxes associated with other income and expenses were reclassified from income taxes included in operating expenses to income taxes on other income and expenses. On the statements of cash flows, prior year amounts for company-funded utility plant expenditures and accounts payable have been reduced for non-cash activities.

Revenue
Revenue consists of monthly cycle billings for regulated water and wastewater services at rates authorized by the Commissions and billings to certain non-regulated customers. Billings include a fee that is paid to the Commissions. This amount is recorded in revenue and other operations expense. Fees paid to the Commissions for the six months ending June 30, 2007, and June 30, 2006, were $2,178 and $1,864, respectively.
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
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115.” The statement permits entities to choose to measure many financial instruments and certain other items at fair value. The statement is effective for years beginning after November 15, 2007. The adoption of this statement is not expected to have a material impact on the Company’s financial position, results of operations, or cash flows.
Note 3. Seasonal Business
Due to the seasonal nature of the water business, the results for interim periods are not indicative of the results for a twelve-month period. Revenue and income are generally higher in the warm, dry summer months when water usage and sales are greater. Revenue and income are lower in the winter months when cooler temperatures and rainfall curtail water usage and sales.
Note 4. Stock-based Compensation
Long-Term Incentive Plan
The Company had a stockholder-approved Long-Term Incentive Plan (which was replaced on April 27, 2005, by a stockholder-approved Equity Incentive Plan) that allowed granting of non-qualified stock options. The Company accounted for options issued under the Long-Term Incentive Plan using the intrinsic value method under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” All outstanding options have an exercise price equal to the market price on the date they were granted. All options granted under the Long-Term Incentive Plan are fully vested. No compensation expense was recorded for the six-month periods ended June 30, 2007 and 2006 related to stock options issued under the Long-Term Incentive Plan.

The table below reflects the stock options granted under the Long-Term Incentive Plan.

		Weighted Average
	Shares	Exercise Price
Stock Options:
Outstanding at December 31, 2006	90,500	$24.94
Exercised	- 0 -	- 0 -
Forfeited	- 0 -	- 0 -

Outstanding at June 30, 2007	90,500	$24.94

Exercisable at June 30, 2007	90,500	$24.94

Equity Incentive Plan
The Equity Incentive Plan, which was approved by shareholders in April 2005, is authorized to issue up to 1,000,000 shares of common stock. In the first quarter of 2007 and 2006, the Company granted Restricted Stock Awards (RSAs) of 9,770 and 9,142 shares, respectively, of common stock to employees and directors of the Company. Employee awards vest ratably over 48 months, while director awards generally vest at the end of 12 months. The shares were valued at $38.11 and $38.51 per share, respectively, based upon the fair market value of the Company’s common stock on the date of grant. In the first six months of 2007 and 2006, the Company granted Stock Appreciation Rights (SARs) equivalent to 22,140 and 40,000 shares, respectively, to employees, which vest ratably over 48 months and expire at the end of 10 years. The grant-date fair value for SARs was determined using the Black Scholes model, which arrived at a fair value of $10.36 and $7.73 per share, respectively. Upon exercise of a SAR, the appreciation is payable in common shares of the Company.
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

The table below reflects SARs granted under the Equity Incentive Plan.

		Weighted Average
	Shares	Exercise Price
Stock Appreciation Rights
Outstanding at December 31, 2006	37,969	$38.77
Granted	22,140	38.11
Exercised	- 0 -	—
Forfeited	(469)	38.51

Outstanding at June 30, 2007	59,640	$38.53

Exercisable at June 30, 2007	14,453	$38.66

The Company has recorded compensation costs for the RSAs and SARs in Operating Expense, net of related tax effects, in the amount of $56 and $52 for the quarter ending June 30, 2007, and June 30, 2006, respectively, and $101 and $86 for the six months ending June 30, 2007 and 2006, respectively.
Note 5. Earnings Per Share Calculations
The computations of basic and diluted earnings per share are noted below. RSAs are included in the weighted stock outstanding used to calculate basic earnings per share as the shares have all voting and dividend rights as issued and unrestricted common stock. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. RSAs are included in the weighted stock outstanding used to calculate dilutive earnings per share as the shares have all voting and dividend rights as issued and unrestricted common stock.

All options are dilutive and for 2007 all SARs are antidilutive. The dilutive effect is shown in the table below.
(In thousands, except per share data)

	Three Months Ended June 30,
	2007	2006

Net income	$7,727	$5,710
Less preferred dividends	38	38

Net income available to common stockholders	$7,689	$5,672

Weighted average common shares, basic	20,666	18,407
Dilutive common stock options and SARs (treasury method)	24	20

Shares used for dilutive computation	20,690	18,427

Net income per share — basic	$0.37	$0.31

Net income per share — diluted	$0.37	$0.31

	Six Months Ended June 30,
	2007	2006

Net income	$9,308	$6,542
Less preferred dividends	76	76

Net income available to common stockholders	$9,232	$6,466

Weighted average common shares, basic	20,663	18,404
Dilutive common stock options and SARs (treasury method)	24	23

Shares used for dilutive computation	20,687	18,427

Net income per share — basic	$0.45	$0.35

Net income per share — diluted	$0.45	$0.35

Note 6. Pension Plan and Other Postretirement Benefits
The Company provides a qualified, defined-benefit, non-contributory pension plan for substantially all employees. The Company makes annual contributions to fund the amounts accrued for the qualified pension plan. The Company also maintains an unfunded, non-qualified, supplemental executive retirement plan. The costs of the plans are charged to expense and utility plant as appropriate.

The Company offers medical, dental, vision, and life insurance benefits for retirees and their spouses and dependents. Participants are required to pay a premium, which offsets a portion of the cost.
Cash payments by the Company related to pension plans and other postretirement benefits were $1,243 for the six months ended June 30, 2007. The estimated cash contribution to the pension plans for 2007 is $7,913. The estimated contribution to the other benefits plan for 2007 is $2,400.
The following table lists components of the pension plans and other postretirement benefits. The data listed under “pension plan” includes the qualified pension plan and the non-qualified executive supplemental retirement plan. The data listed under “other benefits” is for all other postretirement benefits.

(In thousands)	Three Months Ended June 30,				Six Months Ended June 30,
	Pension Benefit		Other Benefits		Pension Benefit		Other Benefits
	2007	2006	2007	2006	2007	2006	2007	2006
Service cost	$1,247	$1,337	$270	$273	$2,646	$2,674	$577	$576
Interest cost	1,683	1,523	355	258	3,261	3,027	659	572

Expected return on plan assets	(1,431)	(1,301)	(117)	(16)	(2,852)	(2,872)	(235)	(121)
Recognized net initial APBO(1)	N/A	N/A	69	69	N/A	N/A	138	138
Amortization of prior service cost	468	477	18	18	936	953	37	37
Recognized net actuarial loss	310	179	39	32	505	384	84	65

Net periodic benefit cost	$2,277	$2,215	$634	$634	$4,496	$4,166	$1,260	$1,267

(1)	APBO – Accumulated postretirement benefit obligation
Note 7. Income Taxes
The Company adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (FIN 48), on January 1, 2007. This interpretation prescribes a recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods and disclosure and transition. At the adoption date and as of June 30, 2007, we had no material unrecognized tax benefits and no adjustments to liabilities or operations were required.
In connection with the adoption of FIN 48, the Company will include interest and penalties related to uncertain tax positions as a component of income taxes, which were zero for the six months ended June 30, 2007.
Tax years 2003 through 2006 and 2002 through 2006 are subject to examination by the federal and state taxing authorities, respectively. There are no income tax examinations currently in progress.

Note 8. Short-term Borrowings
During the second quarter, the Company and Cal Water signed bank lines of credit of $20 million and $55 million, respectively. The lines of credit agreements expire on April 30, 2012. The agreement with the Company requires a debt to capitalization ratio less than 0.667:1.0 and an interest coverage ratio of at least 2.5:1.0. As of June 30, 2007, the Company and Cal Water were in compliance with the bank covenants contained in the loan agreements. As of June 30, 2007, there were no borrowings outstanding.

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
Revenue from metered customers includes billings to customers based on monthly meter readings plus an estimate for water used between the customer’s last meter reading and the end of the accounting period. At June 30, 2007, our unbilled revenue amount was $14.7 million and at December 31, 2006, the amount was $11.3 million. The unbilled revenue amount is generally higher during the summer months when water sales are higher. The amount recorded as unbilled revenue varies depending among other factors on:
•	water usage in the preceding period;

•	the number of days between meter reads for each billing cycle; and

•	the number of days between each cycle’s meter reading and the end of the accounting cycle.
Flat rate customers are billed in advance at the beginning of the service period. The revenue is prorated so that the portion of revenue applicable to the current accounting period is included in that period’s revenue. The portion related to a subsequent accounting period is recorded as unearned revenue on the balance sheet and recognized as revenue when earned in the subsequent accounting period. Our unearned revenue liability was $2.2 million as of June 30, 2007, and as of December 31, 2006. This liability is included in “accrued expenses and other liabilities” on our accompanying condensed consolidated balance sheets.

Expense-Balancing and Memorandum Accounts
We use expense-balancing accounts and memorandum accounts to track suppliers’ rate changes for purchased water, purchased power, and pump taxes that are not included in customer water rates. The cost changes are referred to as “offsetable expenses,” because under certain circumstances, they are refundable from customers (or refunded to customers) in future rates designed to offset cost changes from suppliers. We do not record the balancing and memorandum accounts until the commission has authorized a change in customer rates and the customer has been billed. The cumulative net amount in the expense balancing accounts and memorandum accounts as of June 30, 2007, was approximately $3.8 million. This amount includes certain amounts that have been filed for recovery but have not yet been authorized, and amounts that have not yet been filed for recovery. See “Regulatory Matters” below for a description of cumulative net balances of expense balancing and memorandum accounts that have been authorized for recovery.
Regulated Utility Accounting
Because we operate extensively in a regulated business, we are subject to the provisions of SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation.” Regulators establish rates that are expected to permit the recovery of the cost of service and a return on investment. If a portion of our operations were no longer subject to the provisions of SFAS No. 71, we would be required to write off related regulatory assets and liabilities that are not specifically recoverable and determine if other assets might be impaired. If a regulatory commission determined that a portion of our assets were not recoverable in customer rates, we would be required to determine if we had suffered an asset impairment that would require a write-down in the assets’ valuation. There have been no such asset impairments as of June 30, 2007 and December 31, 2006.
Income Taxes
We account for income taxes using the asset and liability method. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. We measure deferred tax assets and liabilities at enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We recognize the effect on the deferred tax assets and liabilities of a change in tax rate in the period that includes the enactment date. We must also assess the likelihood that deferred tax assets will be recovered in future taxable income and, to the extent recovery is unlikely, a valuation allowance would be recorded. If a valuation allowance were required, it could significantly increase income tax expense. In our management’s view, a valuation allowance was not required at June 30, 2007 or December 31, 2006.
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

RESULTS OF SECOND QUARTER 2007 OPERATIONS COMPARED TO SECOND QUARTER 2006 OPERATIONS
Overview
Second quarter net income was $7.7 million equivalent to $0.37 per common share on a diluted basis, compared to net income of $5.7 million or $0.31 common per share on a diluted basis in the second quarter of 2006. These positive results were primarily due to increased water usage by our customers due to dryer weather when compared with the prior year. In addition, we earned higher investment income from the cash proceeds from the equity offering in the fall of 2006. The effect of the higher number of common shares outstanding did not have a significant influence on the earnings per share.
We filed in July 2007 the General Rate Case (GRC) for Cal Water. The filing includes General Office (which covers the significant corporate costs) and eight of our districts. We are working with the California Public Utilities Commission (CPUC) as they implement their Water Action Plan. The plan focuses on four key principles, among other things, including safe, high quality water; highly reliable water supplies; efficient use of water; and reasonable rates and viable utilities.
Operating Revenue
Operating revenue increased $14.7 million or 18% to $95.8 million in the second quarter of 2007. As disclosed in the following table, the increase was due to increases in rates, increased usage by existing customers and usage by new customers.
The factors that impacted the operating revenue for the second quarter of 2007 compared to 2006 are presented in the following table (amounts in thousands):

Increase in usage by existing customers	$9,886
Rate increases	4,022
Usage by new customers	772

Net operating revenue increase	$14,680

The components of the rate increases are listed in the following table (amounts in thousands):

Step Rate Increase	$1,798
General Rate Case (GRC) Increases	1,372
Purchased Water Offset Increases	838
Balancing Account Adjustments	(26)
Other	40

Total Increase in Rates	$4,022

Total Operating Expenses
Total operating expenses were $84.4 million for the three months ended June 30, 2007, versus $71.5 million for the same period in 2006, an 18% increase.

Water production expense consists of purchased water, purchased power, and pump taxes. It represents the largest component of total operating expenses, accounting for approximately 44% of total operating expenses. Water production expenses increased 23% compared to the same period last year.
Sources of water as a percent of total water production are listed in the following table:

	Three Months Ended June 30
	2007	2006
Well production	48%	50%
Purchased	48%	45%
Surface	4%	5%

Total	100%	100%

Our wholly owned subsidiaries, Washington Water, New Mexico Water and Hawaii Water obtain all of their water supply from wells. The components of water production costs are shown in the table below:

	Three Months Ended June 30
	(amounts in thousands)
	2007	2006	Change
Purchased water	$28,467	$22,365	$6,102
Purchased power	6,403	5,658	745
Pump taxes	2,401	2,187	214

Total	$37,271	$30,210	$7,061

Purchased water costs increased primarily due to higher customer usage and higher wholesale water prices. Total water production measured in acre feet increased by 12.2% during the second quarter of 2007 as compared with the second quarter of 2006 due to the warmer weather and lack of precipitation, as compared to the same period in 2006.
Other operations expense increased 7% to $25.3 million. Payroll charged to operations increased 16%, including wage increases and an increase in the number of employees. At June 30, 2007, there were 873 employees and at June 30, 2006, there were 850 employees.
Maintenance expenses increased by $1.8 million to $5.2 million in the second quarter of 2007 compared to $3.4 million in the second quarter of 2006, due to the repair of mains, hydrants, and structures. Depreciation and amortization expense increased $0.7 million, or 9.7%, because of 2006 capital additions.
Federal and state income taxes increased $1.3 million, or 32.1%, from $4.1 million in the second quarter of 2006 to $5.4 million in the second quarter of 2007, due to increased pretax income compared to the same quarter as last year. The effective tax rate was 40.9% in the current quarter and

41.5% for the same quarter last year. We expect the effective tax rate to be between 40% and 41% for 2007.
Other Income and Expense
Non-regulated income, net of related expenses, was $1.5 million for the quarter ended June 30, 2007, compared to $0.4 million in the same period last year, which is an increase of $1.1 million, driven primarily by an increase in investment income on short term cash and other investments. There were no property sales for the current quarter, although expenses were incurred on prior property sales. Gains from property sales were $0.3 million for the same quarter of 2006.
Interest Expense
Net interest expense increased $0.1 million to $4.5 million. This increase of interest expense was primarily due to a decrease in capitalized interest expense as compared to the prior year.
RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 2007 COMPARED TO THE SIX MONTHS ENDED JUNE 2006
Overview
Net income for the six-month period ended June 30, 2007, was $9.3 million, or $0.45 per common share on a diluted basis, compared to net income of $6.5 million or $0.35 per share on a diluted basis, for the six months ended June 30, 2006. These positive results were primarily due to increased water usage by our customers due to dryer weather when compared with the prior year. In addition, we earned higher investment income from the cash proceeds from the equity offering in the fall of 2006.
Operating Revenue
Operating revenue increased $21.0 million, or 14%, to $167.4 million in the six-month period ended June 30, 2007. As disclosed in the following table, the increase was due to increases in rates, increased usage by existing customers due to dryer weather and less precipitation than the prior year, increases in rates, and new customers.
The factors that affected the operating revenue for the six-month period ending June 30, 2007 compared to 2006 are presented in the following table (amounts in thousands):

Usage by existing customers	$13,048
Rate increases (net)	6,612
Usage by new customers	1,374

Net changes in operating revenue	$21,034

The components of the net rate increases are listed in the following table (amounts in thousands):

Step Rate Increase	$3,038
General Rate Case (GRC) Increase	2,306
Purchased Water Offset Increase	1,340
Balancing Account Adjustments	(155)
Other	83

Total increase in rates	$6,612

Total Operating Expenses
Total operating expenses were $150.7 million for the six months ended June 30, 2007, versus $131.8 million for the same period in 2006, a 14% increase.
Water production expense consists of purchased water, purchased power and pump taxes. Water production expense represents the largest component of total operating expenses, accounting for approximately 42% of total operating expenses. Water production expenses increased $11.4 million in the six months ended June 30, 2007, or 22% compared to the same period last year.
Sources of water production as a percent of total water production are listed on the following table:

	Six Months Ended June 30
	2007	2006
Well production	45%	48%
Purchased	51%	47%
Surface	4%	5%

Total	100%	100%

Our wholly-owned operating subsidiaries, Washington Water, New Mexico Water and Hawaii Water, obtain all of their water supply from wells. The components of water production costs are shown in the table below:

	Six Months Ended June 30
	(amounts in thousands)
	2007	2006	Change
Purchased water	$49,363	$39,645	$9,718
Purchased power	10,099	8,540	1,559
Pump taxes	3,622	3,454	168

Total	$63,084	$51,639	$11,445

Purchased water cost increased due to higher prices from wholesaler and higher usage by customers. Included in purchased water are credits received from certain wholesale suppliers and the sale of unused water rights. The amounts of the credits were $734 and $631 for the six months ended June 30, 2007 and June 30, 2006, respectively. The increase in purchased power and pump taxes is primarily due to increased well production.

Other operations expenses were $48.9 million, increasing $1.7 million, or 4%, for the six months ended June 30, 2007. Payroll and benefits charged to operations expense increased $801 for the six months ended June 30, 2007. Wages for union employees increased 4%, effective January 1, 2007. Overall payroll costs (expensed and capitalized) increased 9% for the six months ended June 30, 2007, due to increases in the number of employees and higher wage rates. At June 30, 2007, there were 873 employees and at June 30, 2006, there were 850 employees. Outside services increased $450 due to various initiatives, which included preparation of the recently filed General Rate Case.
Maintenance expense was up for the six months ended June 30, 2007, increasing $2.4 million, or 33%. Depreciation and amortization expense increased $1.4 million, or 9%, because of increased capital expenditures in 2006.
Federal and state income taxes increased $1.8 million, or 40.8%, for the six months ended June 30, 2007, due to the change in taxable income. We expect the effective tax rate to be between 40% and 41% for 2007.
Other Income and Expense
Other income was $1.6 million for the six months ended June 30, 2007, compared to $0.8 million for the first six-months of 2006, primarily due to increased investment income.
Interest Expense
Net interest expense increased $0.1 million to $8.9 million for the period ended June 30, 2007 compared to the six-month period ended June 30, 2006.
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
GRCs, step rate increase filings, and offset filings change rates to amounts that will remain in effect until the next GRC. The CPUC follows a rate case plan, which requires Cal Water to file a GRC for each of its 24 regulated operating districts every three years. In a GRC proceeding, the CPUC not only considers the utility’s rate setting requests, but may consider other issues that affect the utility’s rates and operations. Effective in 2004, Cal Water’s GRC schedule was shifted from a calendar year to a fiscal year with test years commencing on July 1st of each year. The CPUC is generally required to issue its GRC decision prior to the first day of the test year or authorize interim rates. As such, Cal Water’s GRC decisions, prior to 2005, were generally issued in the fourth quarter, but are expected to be issued in the second quarter of each year until 2011, when the updated rate case plan takes effect. A decision on the eight GRCs filed in July of 2006 was delayed beyond July 1, 2007. As required by state law, the Commission authorized interim rates incorporating the last twelve months change in CPI. Cal Water expects a final decision on the GRCs filed in July of 2006 to be issued in the third quarter of 2007. Rates from the final decision will have an effective date of July 1, 2007 for any subsequent final decision.
Between GRC filings, utilities may file step rate increases, which allow the utility to recover cost increases, primarily from inflation and incremental investment, during the second and third years of the rate case cycle. However, step rate increases are subject to a weather-normalized earnings test. Under the earnings test, the CPUC may reduce the step rate increase to prevent the utility from earning in excess of the authorized rate of return for that district. Step rate increases, which were previously approved in January, were approved in July until 2011, when the updated rate case plan takes effect.
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
Surcharges and surcredits, which are usually effective for a twelve-month period, are authorized by the CPUC to recover the memorandum and balancing accounts under- and over- collections usually due to changes in offsettable expenses. However, significant under-collection may be authorized over multiple years. Typically, an expense difference occurs during the time period from when an offsettable expense rate changes and we are allowed to adjust its water rates. Expense changes for this regulatory lag period, which is approximately two months, are booked into memorandum and balancing accounts for later recovery. These accounts are subject to reasonableness review. Future recovery of balancing account balances will be addressed in general rate cases or by advice letter filings if the account balance is greater than 2% of revenues. As of March 31, 2007 and June 30, 2007, the amount in the balancing accounts was $2.0 million and $3.8 million, respectively. The increase in the second quarter reflects a recent review by the Company of 2006 power rates in Southern California Edison tariff areas which the Company believes will be recoverable.
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
Rate Case Plan
In December 2005, the CPUC issues the California Water Action Plan. The plan focuses on four key principles, among other things, including safe, high quality water; highly reliable water supplies;

efficient use of water; and reasonable rates and viable utilities. In accordance with the Water Action Plan’s objective to streamline regulatory decision-making the Commission issued R.06-12-016 in December 2006, to address streamlining of its water rate case plan. The Commission issued D.07-05-062 on May 24, 2007 adopting a new rate case plan. As a result, Cal Water will be filing a company-wide general rate case every three years beginning in July 2009. Rates would be effective approximately 18 months from the filing date or January 1, 2011 in the first cycle. As an interim measure, the Commission will allow Cal Water to incorporate general operations costs including company benefits in rates for all districts after a decision in its 2007 general rate case. In addition, for the sixteen districts that have a delayed effective date, the Commission will authorize interim rates from the authorized effective date under the old rate case plan. These interim rates will be subject to adjustment based on a final determination in the 2009 general rate case filing.
Pending Filings as of June 30, 2007
Cal Water has pending its 2006 GRC filings covering eight districts. The Commission has authorized interim rates and an effective date of July 1, 2007 for the general rate change. This means that when the Commission issues a final rate determination, expected in the third quarter of 2007, the rates will be made effective on July 1, 2007. Any over- or under-collected rates between July 1, 2007 and the date of a final decision will be refunded or surcharged to customers in the affected districts. The amount requested in the 2006 GRCs is approximately $19.1 million in 2007/2008, $3.8 million in 2008/2009, and $3.8 million in 2009/2010. The amounts granted may vary due to a variety of factors. Over the past few years, the amount approved by the CPUC has been substantially less than the requested amount. The GRCs also requested the CPUC to consider several modifications to CPUC rate-setting procedures. The GRCs request a water revenue adjustment mechanism that would allow us to recover (refund) water revenues when actual water sales are below (above) adopted water sales in the GRCs. This proposal would decouple our revenues from conservation efforts and inaccurate weather forecasts, putting in place a mechanism similar to that employed by California’s investor-owned electric utilities. The GRCs also request a full-cost balancing account that would allow us to recover changes in source of supply mix as well as price changes under current procedures. Finally, we requested that the Commission adjust our authorized rate of return if modifications are not adopted to change certain rate-setting procedures. We are unable to predict the timing and final outcome of the filings at this time.
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
2007 Regulatory Activity
Cal Water filed a general rate case application on July 3, 2007 for eight districts requesting $44.4 million in July 2008, $16.1 million in July 2009, and $14.8 million in July 2010. Included in the filing is a review of the company’s general operations costs including company benefits. At the conclusion of the proceeding, Cal Water would be allowed to increase rates in its other 16 districts to incorporate their portion of the adopted general operations costs. As filed, additional rate increases attributable to other districts would be $23.1 million in July 2008 and $5.9 million in July 2009. The amounts granted may vary due to a variety of factors. Over the past few years, the amount approved by the CPUC has been substantially less than the requested amount.
In January 2007, Cal Water requested step rate increases for seven districts and was authorized an increase of $1.8 million.
In April 2007, Cal Water requested an offset rate increase for increased purchased water and pump tax costs in its Stockton District. Cal Water was authorized an increase of $1.7 million in May 2007.
In May 2007, Cal Water requested a drought memorandum account to track lost revenue and corresponding production cost changes in three districts that purchase water from the San Francisco Public Utilities Commission (SFPUC). The SFPUC has requested 10% water conservation in its suburban service areas in 2007 due to low rainfall in the winter of 2006-2007. The requested memorandum account was granted in June 2007.
In May 2007, Cal Water requested step rate increases for fourteen districts and was authorized an increase of $4.6 million on July 1, 2007.
In June 2007, Cal Water filed for interim rates for eight districts in the 2006 GRC for which a decision was delayed. Cal Water was authorized an interim increase of $2.0 million in July 2007. These rates are subject to refund or adjustment based upon the final rates set in a decision on the 2006 general rate case.
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

LIQUIDITY
Cash flow from Operations
Cash flow from operations were $21.2 million for the six months ended June 30, 2007. Cash flow from operations is primarily generated by net income, non-cash expenses for depreciation and amortization, and changes in our operating assets and liabilities. Cash generated by operations varies during the year.
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
Investing Activities
During the six months ended June 30, 2007, we had company-funded capital cash expenditures of $39.4 million. For 2007, our capital budget is approximately $85 million.
Financing Activities
During the quarter ended June 30, 2007, there were no debt or equity offerings, as we had adequate funds from the equity offering of 2006. Dividend payments were higher than the prior year due to additional shares outstanding and a higher dividend rate in the current year.
Short-Term and Long-Term Debt
Short-term liquidity is provided by bank lines of credit and by internally generated funds. Long-term financing is accomplished through the use of both debt and equity. There were no short-term bank borrowings at June 30, 2007 and at December 31, 2006. Cash and cash equivalents were $29.8 million at June 30, 2007, and $60.3 million at December 31, 2006.
Cal Water has a $55 million credit facility agreement that expires April 30, 2012. The agreement requires debt as a percent of total capitalization to be less than 67%, and an interest coverage ratio of at least 2.5:1.0. As of June 30, 2007, we have met all covenant requirements and are eligible to use the full amount of the commitment. In addition to borrowings, the credit facility allows for letters of credit up to $10 million, which reduces the available amount to borrow when utilized. One letter of credit was outstanding at June 30, 2007, for $0.5 million related to an insurance policy. Interest is charged on a variable basis and fees are charged for unused amounts.
A separate credit facility for $20 million also exists for use by us and our subsidiaries, including Washington Water, New Mexico Water, and Hawaii Water. In addition to borrowings, the credit facility allows for letters of credit up to $5 million, which would reduce the amount available to borrow. No letters of credit were outstanding at June 30, 2007. Interest is charged on a variable basis and fees are charged for unused amounts.
There were no significant additions to long-term debt in the six-month period ended June 30, 2007, and we made principal payments on our first mortgage bonds and other long-term debt payments of $0.5 million during the six-month period ended June 30, 2007.
Long-term financing, which includes senior notes, other debt securities, and common stock, has been used to replace short-term borrowings and fund capital expenditures. Internally generated funds, after making dividend payments, provide positive cash flow, but have not been at a level to meet the needs of our capital expenditure requirements. Management expects this trend to continue given our capital expenditures plan for the next 5 years. Some capital expenditures are funded by payments received from developers for contributions in aid of construction or advances for construction. Funds received for contributions in aid of construction are non-refundable, whereas funds classified as advances in construction are refundable. Management believes long-term financing will be available to meet our cash flow needs through issuances in both debt and equity markets.
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
Dividends, Book Value and Shareholders
The second quarter common stock dividend of $0.2900 per share was paid on May 18, 2007, compared to a quarterly dividend in the second quarter of 2006 of $0.2875. This was Cal Water’s 250th consecutive quarterly dividend. Annualized, the 2007 dividend rate is $1.16 per common share, compared to $1.15 in 2006. Based on the previous 12-month earnings per share at June 30, 2007, the dividend payout ratio is 82%. For the full year 2006, the payout ratio was 86% of net income. On a long-term basis, our goal is to achieve a dividend payout ratio of 60% of net income accomplished through future earnings growth.
At its July 25, 2007 meeting, the Board declared the third quarter dividend of $0.2900 per share payable on August 17, 2007, to stockholders of record on August 6, 2007. This will be our 251st consecutive quarterly dividend.
2007 Financing Plan
Cal Water is currently reviewing its financing needs for 2007 and 2008. We may consider issuing equity or long-term debt to meet our financing needs. We intend to fund our capital needs in future periods through a relatively balanced approach between long-term debt and equity.
Book Value and Stockholders of Record
Book value per common share was $18.18 at June 30, 2007 compared to $18.31 at December 31, 2006.
There are approximately 2,537 stockholders of record for our common stock, as of the record date for our last shareholders meeting.
Utility Plant Expenditures
During the six months ended June 30, 2007, capital expenditures totaled $51.3 million; $39.4 million was from company-funded projects and $11.9 million was from third-party-funded projects. The planned 2007 company-funded capital expenditure budget is approximately $85 million. The actual amount may vary from the budget number due to timing of actual payments related to current year projects and prior year projects. We do not control third-party-funded capital expenditures and therefore is unable to estimate the amount of such projects for 2007.
At June 30, 2007, construction work in progress was $68.5 million compared to $35.7 million at December 31, 2006. Work in progress includes projects that are under construction but not yet complete and in service.

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
CONTRACTUAL OBLIGATIONS
During the six months ended June 30, 2007, there were no material changes in contractual obligations outside the normal course of business.
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
Historically, the CPUC’s balancing account or offsetable expense procedures allowed for increases in purchased water and purchased power costs to be passed on to consumers. Traditionally, a significant percentage of our net income and cash flows comes from California regulated operations; therefore the CPUC’s actions have a significant impact on our business. See Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies —Expense Balancing and Memorandum Accounts” and “Regulatory Matters”.
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
PART II OTHER INFORMATION
Item 1.
LEGAL PROCEEDINGS
As previously reported, the Company was served with a complaint in Superior Court County of Los Angeles Case No. BC360406 for personal injury, along with other defendants, due to exposure to asbestos. The plaintiff claims to have worked for three of the Company’s contractors on pipeline projects for the period 1958-1999 including Palos Verdes Water Company, a water utility acquired by us in 1970. The plaintiff alleges that the Company and other defendants are responsible for his asbestos related injuries. On April 20, 2007, the Court sustained the Company’s demur without leave to amend all Plaintiff’s claims alleging products liability and intentional torts. The Court also sustained the Company’s demur with leave to amend on Plaintiff’s claim for premise owner contractor liability, a negligence claim, alleging misconduct that may allow for punitive damages (Premise/Owner Claim), and the Court severed the Company from the accelerated trial with other named defendants. On July 3, 2007, the Court sustained the Company’s demur with leave to amend on the Plaintiff’s third amended complaint alleging the Premise/Owner Claim. Plaintiff has filed a fourth amended complaint restating the Premise/Owner Claim. The Company still believes that the plaintiff has failed to allege a legal claim against the Company, and the Company accordingly intends to file another demur and motions to aggressively defend itself. The Company’s insurance carrier has accepted the defense of the claim, reserving certain rights along with one of the contractor’s insurance company. We do not believe that the Company has any liability regarding this claim, but if the Company is found liable, any liability would probably be paid by the insurance companies. Accordingly, the Company has not recorded any liability associated with the claim.
On May 30, 2007, the Company was served with a complaint in Superior Court County of San Francisco Case No. CGC-07-274213 for personal injury, along with other defendants, due to exposure to asbestos. The plaintiffs, Company’s contractor employee (Contractor Employee) and his wife claim the Company and other defendants are responsible for Contractor Employee’s asbestos related injuries alleged due to product liability and negligence while Contractor Employee worked for an underground pipeline contractor. The complaint seeks unspecified general and punitive damages.

The Company believes that plaintiffs have failed to allege a legal claim against the Company, and the Company has filed a demur and motions to aggressively defend itself. The Company has tendered the claim to its insurance carrier and intends to tender the claim to any contractor under contractual indemnification provision, once specifics of the claim are determined. We do not believe that the Company has any liability regarding this claim, but if the Company is found liable, any damages would probably be paid by insurance companies. Accordingly, the Company has not recorded any liability associated with the claim.
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

Item 6.
EXHIBITS

Exhibit	Description

10.16	$20,000,000 Business Loan Agreement between Bank of America and California Water Service Group, CWS Utility Services, Washington Water Service Company, New Mexico Water Service Company, and Hawaii Water Service Company, Inc. dated May 30, 2007

10.17	$55,000,000 Business Loan Agreement between Bank of America and California Water Service Company dated May 30, 2007

31.1	Chief Executive Officer certification of financial statements pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

31.2	Chief Financial Officer certification of financial statements pursuant to Section302 of the Sarbanes- Oxley Act of 2002

32.	Chief Executive Officer and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 202

SIGNATURES
Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CALIFORNIA WATER SERVICE GROUP
Registrant

August 7, 2007

	By:	/s/ Martin A. Kropelnicki
Martin A. Kropelnicki
Vice President, Chief Financial Officer
and Treasurer

Exhibit Index

Exhibit	Description

10.16	$20,000,000 Business Loan Agreement between Bank of America and California Water Service Group, CWS Utility Services, Washington Water Service Company, New Mexico Water Service Company, and Hawaii Water Service Company, Inc. dated May 30, 2007

10.17	$55,000,000 Business Loan Agreement between Bank of America and California Water Service Company dated May 30, 2007

31.1	Chief Executive Officer certification of financial statements pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

31.2	Chief Financial Officer certification of financial statements pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

32	Chief Executive Officer and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002