Form 10-Q
period 2007-09-30
CALIFORNIA WATER SERVICE GROUP
filed 2007-11-06
CIK 1035201

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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
Large accelerated filer ☐     Accelerated filer ☑     Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act) Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common shares outstanding as of November 1, 2007 – 20,666,869.

PART I FINANCIAL INFORMATION
Item 1.
FINANCIAL STATEMENTS
The condensed consolidated financial statements presented in this filing on Form 10-Q have been prepared by management and are unaudited.

CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited
(In thousands, except per share data)

	September 30,	December 31,
	2007	2006
ASSETS
Utility plant:
Utility plant	$1,420,585	$1,344,415
Less accumulated depreciation and amortization	(429,319)	(402,940)

Net utility plant	991,266	941,475

Current assets:
Cash and cash equivalents	26,491	60,312
Receivables:
Customers	29,514	19,526
Other	7,549	6,700
Unbilled revenue	14,711	11,341
Materials and supplies at average cost	4,789	4,515
Prepaid pension expense	—	1,696
Taxes and other prepaid expenses	5,300	5,534

Total current assets	88,354	109,624

Other assets
Regulatory assets	93,907	93,785
Other assets	22,377	20,135

Total other assets	116,284	113,920

	$1,195,904	$1,165,019

CAPITALIZATION AND LIABILITIES
Capitalization:
Common stock, $.01 par value	$207	$207
Additional paid-in capital	211,782	211,513
Retained earnings	171,607	166,582

Total common stockholders’ equity	383,596	378,302
Preferred stock	3,475	3,475
Long-term debt, less current maturities	291,051	291,814

Total capitalization	678,122	673,591

Current liabilities:
Current maturities of long-term debt	1,832	1,778
Accounts payable	39,086	33,130
Accrued expenses and other liabilities	40,747	35,317

Total current liabilities	81,665	70,225

Unamortized investment tax credits	2,541	2,541
Deferred income taxes, net	69,517	69,503
Pension and postretirement benefits other than pensions	48,584	48,584
Regulatory and other liabilities	33,724	33,411
Advances for construction	167,719	157,660
Contributions in aid of construction	114,032	109,504
Commitments and contingencies	—	—

	$1,195,904	$1,165,019

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Unaudited
(In thousands, except per share data)

	September 30,	September 30,
For the three months ended:	2007	2006
Operating revenue	$113,851	$107,755

Operating expenses:
Water production costs	45,063	43,998
Other operations	26,495	23,756
Maintenance	4,233	4,173
Depreciation and amortization	8,392	7,717
Income taxes	8,426	8,552
Property and other taxes	3,707	3,477

Total operating expenses	96,316	91,673

Net operating income	17,535	16,082

Other income and expenses:
Non-regulated revenue	3,418	2,358
Non-regulated expense	(2,136)	(1,610)
Gain (loss) on sale of non-utility property	—	—
Less: income taxes on other income and expenses	(522)	(305)

Total other income and expenses	760	443

Interest expense:
Interest expense	4,936	5,031
Less: capitalized interest	(450)	(1,125)

Net interest expense	4,486	3,906

Net income	$13,809	$12,619

Earnings per share
Basic	$0.67	$0.68

Diluted	$0.67	$0.68

Weighted average shares outstanding
Basic	20,667	18,407

Diluted	20,691	18,424

Dividends per share of common stock	$0.2900	$0.2875

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Unaudited
(In thousands, except per share data)

	September 30,	September 30,
For the nine months ended:	2007	2006
Operating revenue	$281,203	$254,072

Operating expenses:
Water production costs	108,147	95,637
Other operations	75,425	70,943
Maintenance	13,983	11,503
Depreciation and amortization	25,173	23,066
Income taxes	13,761	12,593
Property and other taxes	10,548	9,698

Total operating expenses	247,037	223,440

Net operating income	34,166	30,632

Other income and expenses:
Non-regulated revenue	9,883	6,713
Non-regulated expenses	(5,853)	(4,948)
Gain (loss) on sale of non-utility property	(83)	348
Less: income taxes on other income and expenses	(1,608)	(861)

Total other income and expenses	2,339	1,252

Interest expense:
Interest expense	14,788	14,698
Less: capitalized interest	(1,400)	(1,975)

Total interest expense	13,388	12,723

Net income	$23,117	$19,161

Earnings per share
Basic	$1.11	$1.03

Diluted	$1.11	$1.03

Weighted average shares outstanding
Basic	20,664	18,405

Diluted	20,688	18,426

Dividends per share of common stock	$0.8700	$0.8625

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
(In thousands)

	September 30,	September 30,
For the nine months ended:	2007	2006
Operating activities
Net income	$23,117	$19,161

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	25,173	23,065
Amortization of debt	505	496
Deferred income taxes, investment tax credits, regulatory assets and liabilities, net	122	1,120
(Gain) loss on sale of non-utility property	83	(348)
Changes in operating assets and liabilities:
Receivables	(10,744)	(9,789)
Unbilled revenue	(3,371)	(3,250)
Taxes and other prepaid expenses	(1,283)	(196)
Accounts payable	10,270	8,299
Other current assets	(273)	(254)
Other current liabilities	5,430	17,676
Other changes, net	(1,923)	(621)

Net adjustments	23,989	36,198

Net cash provided by operating activities	47,106	55,359

Investing activities:
Utility plant expenditures:
Company funded	(61,660)	(67,065)
Developer funded	(17,904)	(19,258)
Acquisitions	(30)	(509)
Proceeds from sale of non-utility property	—	353

Net cash used in investing activities	(79,594)	(86,479)

Financing activities:
Net short-term borrowings	—	1,750
Net repayment of long-term debt	(905)	(842)
Proceeds from long-term debt, net of expenses	196	19,879
Advances for construction	14,724	18,766
Refunds of advances for construction	(4,665)	(4,647)
Contributions in aid of construction	7,139	6,511
Issuance of common stock	270	465
Dividends paid	(18,092)	(15,989)

Net cash (used in) provided by financing activities	(1,333)	25,893

Change in cash and cash equivalents	(33,821)	(5,227)
Cash and cash equivalents at beginning of period	60,312	9,533

Cash and cash equivalents at end of period	$26,491	$4,306

Supplemental disclosure of non-cash activities:
Accrued payables for investments in utility plant	$6,164	$5,288
See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

CALIFORNIA WATER SERVICE GROUP
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2007
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
Certain prior years amounts have been reclassified, where necessary, to conform to the current presentation as follows: on the income statement, non-regulated income and non-regulated expenses which were previously netted in the income statement have been presented separately: also, prior year amounts for income taxes associated with other income and expenses were reclassified from income taxes included in operating expenses to income taxes on other income and expenses. On the statements of cash flows, prior year amounts for company-funded utility plant expenditures and accounts payable have been reduced for non-cash activities.

Revenue
Revenue consists of monthly cycle billings for regulated water and wastewater services at rates authorized by the Commissions and billings to certain non-regulated customers. Billings include a fee that is paid to the Commissions. This amount is recorded in revenue and other operations expense. Fees paid to the Commissions for the nine months ending September 30, 2007, and September 30, 2006, were $3,783 and $3,454, respectively.
Other Recent Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157 “Fair Value Measurements.” The statement defines fair value, establishes a framework for measuring fair values in generally accepted accounting principles, and expands disclosures about fair value measurements. The statement is effective for years beginning after November 15, 2007. The adoption of this statement is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115.” The statement permits entities to choose to measure many financial instruments and certain other items at fair value. The statement is effective for years beginning after November 15, 2007. The adoption of this statement is not expected to have a material impact on the Company’s financial position, results of operations, or cash flows.
Note 3. Seasonal Business
Due to the seasonal nature of the water business, the results for interim periods are not indicative of the results for a twelve-month period. Revenue and income are generally higher in the warm, dry summer months when water usage and sales are greater. Revenue and income are lower in the winter months when cooler temperatures and rainfall curtail water usage and sales.
Note 4. Stock-based Compensation
Long-Term Incentive Plan
The Company had a stockholder-approved Long-Term Incentive Plan (which was replaced on April 27, 2005, by a stockholder-approved Equity Incentive Plan) that allowed granting of non-qualified stock options. The Company accounted for options issued under the Long-Term Incentive Plan using the intrinsic value method under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” All outstanding options under the Long-Term Incentive Plan have an exercise price equal to the market price on the date they were granted, and are fully vested. No compensation expense was recorded for the nine-month periods ended September 30, 2007 and 2006 related to stock options issued under the Long-Term Incentive Plan.

The table below reflects the stock options granted under the Long-Term Incentive Plan.

		Weighted Average
	Shares	Exercise Price
Stock Options:
Outstanding at December 31, 2006	90,500	$24.94
Exercised	- 0 -	- 0 -
Forfeited	- 0 -	- 0 -

Outstanding at September 30, 2007	90,500	$24.94

Exercisable at September 30, 2007	90,500	$24.94

Equity Incentive Plan
Pursuant to the Equity Incentive Plan, which was approved by shareholders in April 2005, the Company is authorized to issue up to 1,000,000 shares of common stock. In the first nine months of 2007 and 2006, the Company granted Restricted Stock Awards (RSAs) of 10,170 and 9,467 shares, respectively, of common stock to employees and directors of the Company. Employee awards vest ratably over 48 months, while director awards generally vest at the end of 12 months. The shares were valued at the weighted average price of $38.20 and $38.65 per share, respectively, based upon the fair market value of the Company’s common stock on the date of grant. In the first nine months of 2007 and 2006, the Company granted Stock Appreciation Rights (SARs) equivalent to 24,140 and 40,000 shares, respectively, to employees, which vest ratably over 48 months and expire at the end of 10 years. The grant-date fair value for SARs was determined using the Black Scholes model, which arrived at a fair value of $10.41 and $7.73 per share, respectively. Upon exercise of a SAR, the appreciation is payable in common shares of the Company.
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

The table below reflects SARs granted under the Equity Incentive Plan.

		Weighted Average
	Shares	Exercise Price
Stock Appreciation Rights
Outstanding at December 31, 2006	37,969	$38.77
Granted	24,140	38.30
Exercised	- 0 -	—
Forfeited	(469)	38.51

Outstanding at September 30, 2007	61,640	$38.59

Exercisable at September 30, 2007	18,220	$38.64

The Company has recorded compensation costs for the RSAs and SARs in Operating Expense, net of related tax effects, in the amount of $101 and $73 for the quarter ending September 30, 2007, and September 30, 2006, respectively, and $270 and $216 for the nine months ending September 30, 2007 and 2006, respectively.
Note 5. Earnings Per Share Calculations
The computations of basic and diluted earnings per share are noted below. RSAs are included in the weighted stock outstanding used to calculate basic and dilutive earnings per share as the shares have all voting and dividend rights as issued and unrestricted common stock. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

All options are dilutive and for 2007 all SARs are antidilutive. The dilutive effect is shown in the table below.

	Three Months Ended September 30,
(In thousands, except per share data)	2007	2006
Net income	$13,809	$12,619
Less preferred dividends	38	38

Net income available to common stockholders	$13,771	$12,581

Weighted average common shares, basic	20,667	18,407
Dilutive common stock options and SARs (treasury method)	24	17

Shares used for dilutive computation	20,691	18,424

Net income per share — basic	$0.67	$0.68

Net income per share — diluted	$0.67	$0.68

	Nine Months Ended September 30,
	2007	2006
Net income	$23,117	$19,161
Less preferred dividends	115	115

Net income available to common stockholders	$23,002	$19,046

Weighted average common shares, basic	20,664	18,405
Dilutive common stock options and SARs (treasury method)	24	21

Shares used for dilutive computation	20,688	18,426

Net income per share — basic	$1.11	$1.03

Net income per share — diluted	$1.11	$1.03

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
Cash payments by the Company related to pension plans and other postretirement benefits were $4,088 for the nine months ended September 30, 2007. The estimated cash contribution to the pension plans for 2007 is $7,913. The estimated contribution to the other benefits plan for 2007 is $2,400.
The following table lists components of the pension plans and other postretirement benefits. The data listed under “pension plan” includes the qualified pension plan and the non-qualified executive supplemental retirement plan. The data listed under “other benefits” is for all other postretirement benefits.

	Three Months Ended September 30,				Nine Months Ended September 30,
	Pension Benefit		Other Benefits		Pension Benefit		Other Benefits
	2007	2006	2007	2006	2007	2006	2007	2006
Service cost	$1,322	$1,337	$289	$288	$3,968	$4,010	$866	$865
Interest cost	1,631	1,514	329	286	4,892	4,541	988	858
Expected return on plan assets	(1,426)	(1,465)	(117)	(130)	(4,278)	(4,336)	(352)	(391)
Recognized net initial APBO(1)	N/A	N/A	69	69	N/A	N/A	207	207
Amortization of prior service cost	468	477	18	19	1,404	1,429	55	55
Recognized net actuarial loss	53	192	42	32	558	576	127	98

Net periodic benefit cost	$2,048	$2,055	$630	$564	$6,544	$6,220	$1,891	$1,692

(1)	APBO — Accumulated postretirement benefit obligation
Note 7. Income Taxes
The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (FIN 48), on January 1, 2007. This interpretation prescribes a recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods and disclosure and transition. At the adoption date and as of September 30, 2007, we had no material unrecognized tax benefits and no adjustments to liabilities or operations were required.
In connection with the adoption of FIN 48, the Company will include interest and penalties related to uncertain tax positions as a component of income taxes. For the nine months ended September 30, 2007, there was no interest or penalties.

Tax years 2003 through 2006 and 2002 through 2006 are subject to examination by the federal and state taxing authorities, respectively. There is a federal tax examination currently in progress by the Internal Revenue Service for the 2005 fiscal year.
Note 8. Short-term Borrowings
During the second quarter, the Company and Cal Water signed bank lines of credit of $20 million and $55 million, respectively. The lines of credit agreements expire on April 30, 2012. The agreement with the Company requires a debt to capitalization ratio less than 0.667:1.0 and an interest coverage ratio of at least 2.5:1.0. As of September 30, 2007, the Company and Cal Water were in compliance with the bank covenants contained in the loan agreements. As of September 30, 2007, there were no borrowings outstanding under the Company’s or Cal Water’s lines of credit.
Note 9. Contingencies
In December 2006, Cal Water filed an application to allow it to recover additional funding associated with its postretirement benefit other than pensions (PBOP) or retiree healthcare plan. Currently, Cal Water funds and recognizes expenses associated with the plan on a pay-as-you-go basis. The excess expense between pay-as-you-go and accrual during the employees’ expected service period has been recognized as a regulatory asset. As of December 31, 2006, the regulatory asset was approximately $9.8 million. In February 2007, the Division of Rate Payer Advocates (DRA) filed its protest to our PBOP application. In their protest, the DRA requested to dismiss the application with prejudice. The DRA further noted that prior to their protest; the parties met several times to discuss our application. During the discussions it became apparent to the DRA that negotiations would extend beyond the deadline for filing their protest. The DRA further noted that subsequent to this filing, the parties will continue their discussions to achieve a settlement that is reasonable, consistent with the law, and in the public interest. Cal Water intends to increase its funding so the plan is funded during the employee’s service period. Cal Water has established two Voluntary Employee Beneficiary Associations (VEBAs) to allow for increased funding and a current period income tax deduction. While the DRA has filed its protest, the ultimate outcome will be determined by the CPUC. Cal Water believes that the CPUC will recognize in rates the recovery of the regulatory asset and the additional funding of the plan. If the CPUC does not permit us to recover the full amount of our regulatory asset, the regulatory asset, to the extent not allowed in recovery, will be written off.

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
Factors which may cause actual results to be different than those expected or anticipated include, but are not limited to:
•	governmental and regulatory commissions’ decisions, including decisions on proper disposition of property;

•	changes in regulatory commissions’ policies and procedures;

•	the timeliness of regulatory commissions’ actions concerning rate relief;

•	new legislation;

•	changes in accounting valuations and estimates;

•	the ability to satisfy requirements related to the Sarbanes-Oxley Act and other regulations on internal controls;

•	electric power interruptions;

•	increases in suppliers’ prices and the availability of supplies including water and power;

•	fluctuations in interest rates;

•	changes in environmental compliance and water quality requirements;

•	acquisitions and the ability to successfully integrate acquired companies;

•	the ability to successfully implement business plans;

•	changes in customer water use patterns;

•	the impact of weather on water sales and operating results;

•	changes in the capital markets and access to sufficient capital on satisfactory terms;

•	civil disturbances or terrorist threats or acts, or apprehension about the possible future occurrences of acts of this type;

•	the involvement of the United States in war or other hostilities;

•	our ability to attract and retain qualified employees;

•	labor relations matters as we negotiate with the unions;

•	restrictive covenants in or changes to the credit ratings on current or future debt that could increase financing costs or affect the ability to borrow, make payments on debt, or pay dividends; and

•	the risks set forth in “Risk Factors” included elsewhere in our annual report on Form 10-K.
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
Revenue from metered customers includes billings to customers based on monthly meter readings plus an estimate for water used between the customer’s last meter reading and the end of the accounting period. At September 30, 2007, our unbilled revenue amount was $14.7 million and at December 31, 2006, the amount was $11.3 million. The unbilled revenue amount is generally higher during the summer months when water sales are higher. The amount recorded as unbilled revenue varies depending among other factors on:
•	water usage in the preceding period;

•	the number of days between meter reads for each billing cycle; and

•	the number of days between each cycle’s meter reading and the end of the accounting cycle.
Flat rate customers are billed in advance at the beginning of the service period. The revenue is prorated so that the portion of revenue applicable to the current accounting period is included in that period’s revenue. The portion related to a subsequent accounting period is recorded as unearned revenue on the balance sheet and recognized as revenue when earned in the subsequent accounting period. Our unearned revenue liability was $2.3 million as of September 30, 2007, and $2.2 million as of December 31, 2006. This liability is included in “accrued expenses and other liabilities” on our accompanying condensed consolidated balance sheets.

Expense-Balancing and Memorandum Accounts
We use expense-balancing accounts and memorandum accounts to track suppliers’ rate changes for purchased water, purchased power, and pump taxes that are not included in customer water rates. The cost changes are referred to as “offsetable expenses,” because under certain circumstances, they are refundable from customers (or refunded to customers) in future rates designed to offset cost changes from suppliers. We do not record the balancing and memorandum accounts until the commission has authorized a change in customer rates and the customer has been billed. The cumulative net amount in the expense balancing accounts and memorandum accounts as of September 30, 2007, was approximately $3.9 million. This amount includes certain amounts that have been filed for recovery but have not yet been authorized, and amounts that have not yet been filed for recovery. See “Regulatory Matters” below for a description of cumulative net balances of expense balancing and memorandum accounts that have been authorized for recovery.
Regulated Utility Accounting
Because we operate extensively in a regulated business, we are subject to the provisions of SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation.” Regulators establish rates that are expected to permit the recovery of the cost of service and a return on investment. If a portion of our operations were no longer subject to the provisions of SFAS No. 71, we would be required to write off related regulatory assets and liabilities that are not specifically recoverable and determine if other assets might be impaired. If a regulatory commission determined that a portion of our assets were not recoverable in customer rates, we would be required to determine if we had suffered an asset impairment that would require a write-down in the assets’ valuation. There have been no such asset impairments as of September 30, 2007 and December 31, 2006.
Income Taxes
We account for income taxes using the asset and liability method. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. We measure deferred tax assets and liabilities at enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We recognize the effect on the deferred tax assets and liabilities of a change in tax rate in the period that includes the enactment date. We must also assess the likelihood that deferred tax assets will be recovered in future taxable income and, to the extent recovery is unlikely, a valuation allowance would be recorded. If a valuation allowance were required, it could significantly increase income tax expense. In our management’s view, a valuation allowance was not required at September 30, 2007 or December 31, 2006.
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
In September 2006, the FASB issued SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Post Retirement Plans — An Amendment of FASB Statement Nos. 87, 88, 106 and 132(R).” We adopted SFAS No.158 as of December 31, 2006 which required the full recognition of the projected benefit obligation over the fair value of plan assets, reflecting the funded status of the benefit plans, on the balance sheet.

RESULTS OF THIRD QUARTER 2007 OPERATIONS COMPARED TO THIRD QUARTER 2006 OPERATIONS
Overview
Third quarter net income was $13.8 million equivalent to $0.67 per common share on a diluted basis, compared to net income of $12.6 million or $0.68 common per share on a diluted basis in the third quarter of 2006. The higher net income was primarily due to the increase in rates approved by the Commissions and we earned higher investment income due in part to the cash proceeds from the equity offering in the fall of 2006. The effect of the higher number of common shares outstanding reduced earnings per share by $0.08 on a diluted basis in the third quarter of 2007.
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
Operating Revenue
Operating revenue increased $6.1 million or 6% to $113.9 million in the third quarter of 2007. As disclosed in the following table, the increase was due to increases in rates, increased usage by existing customers and usage by new customers.
The factors that impacted the operating revenue for the third quarter of 2007 compared to 2006 are presented in the following table (amounts in thousands):

Rate increases	$5,066
Usage by new customers	796
Increase in usage by existing customers	234

Net operating revenue increase	$6,096

The components of the rate increases are listed in the following table (amounts in thousands):

Step Rate Increase	$2,113
Purchased Water Offset Increases	1,841
General Rate Case (GRC) Increases	1,035
Balancing Account Adjustments	48
Other	29

Total Increase in Rates	$5,066

Total Operating Expenses
Total operating expenses were $96.3 million for the three months ended September 30, 2007, versus $91.7 million for the same period in 2006, a 5% increase.

Water production expense consists of purchased water, purchased power, and pump taxes. It represents the largest component of total operating expenses, accounting for approximately 47% of total operating expenses. Water production expenses increased 2% compared to the same period last year. Proceeds from the leases of unused water rights during the quarter were deducted from purchased water expense. These leases reduced water costs by $1.4 million for the three months ending September 30, 2007 and $0.4 million in the same period last year.
Sources of water as a percent of total water production are listed in the following table:

	Three Months Ended September 30
	2007	2006
Well production	50%	51%
Purchased	46%	45%
Surface	4%	4%

Total	100%	100%

Our wholly owned subsidiaries, Washington Water, New Mexico Water and Hawaii Water obtain all of their water supply from wells. The components of water production costs are shown in the table below:

	Three Months Ended September 30
	(amounts in thousands)
	2007	2006	Change
Purchased water	$32,790	$31,418	$1,372
Purchased power	9,164	9,334	(170)
Pump taxes	3,109	3,246	(137)

Total	$45,063	$43,998	$1,065

Purchased water costs increased primarily due to higher wholesale water prices. Total water production measured in acre feet decreased by 3.5% during the third quarter of 2007 as compared with the third quarter of 2006 due to lower customer usage late in the quarter.
Other operations expense increased 12% to $26.5 million. Payroll and benefits charged to operations increased 6%, including wage increases and an increase in the number of employees. At September 30, 2007, there were 878 employees and at September 30, 2006, there were 865 employees.
Maintenance expenses increased by 1.5% to $4.2 million in the third quarter of 2007. Depreciation and amortization expense increased $0.7 million, or 8.7%, because of 2006 capital additions.
Total federal and state income taxes remained at $8.9 million for the third quarter of 2006 and 2007. The effective tax rate was 39.3% in the current quarter and 41.2% for the same quarter last year. The current quarter reflected revisions to certain components of our expected 2007 tax provision. We expect the effective tax rate for the year to be between 40% and 41%.

Other Income and Expense
Non-regulated income, net of related expenses, was $0.8 million for the quarter ended September 30, 2007, compared to $0.4 million in the same period last year, which is an increase of $0.4 million, driven primarily by an increase in investment income on short term cash and other investments.
Interest Expense
Net interest expense increased $0.6 million to $4.5 million. This increase of interest expense was primarily due to lower deduction of capitalized interest expense as compared to the prior year.
RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 2007 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 2006
Overview
Net income for the nine-month period ended September 30, 2007, was $23.1 million, or $1.11 per common share on a diluted basis, compared to net income of $19.2 million or $1.03 per share on a diluted basis, for the nine months ended September 30, 2006. These positive results were primarily due to increased water usage by our customers due to dryer weather during the first half of the year when compared with the prior year and an increase in rates approved by the Commissions. In addition, we earned higher investment income from the cash proceeds from the equity offering in the fall of 2006. The effect of the higher number of common shares outstanding impacted earnings per share by $0.14 on a dilutive basis during the nine months ended September 30, 2007.
Operating Revenue
Operating revenue increased $27.1 million, or 11%, to $281.2 million in the nine-month period ended September 30, 2007. As disclosed in the following table, the increase was due to increased usage by existing customers due to dryer weather and less precipitation than the prior year, increases in rates, and new customers.
The factors that affected the operating revenue for the nine-month period ending September 30, 2007 compared to 2006 are presented in the following table (amounts in thousands):

Usage by existing customers	$13,283
Rate increases (net)	11,678
Usage by new customers	2,169

Net changes in operating revenue	$27,130

The components of the net rate increases are listed in the following table (amounts in thousands):

Step Rate Increase	$5,151
General Rate Case (GRC) Increase	3,341
Purchased Water Offset Increase	3,180
Balancing Account Adjustments	(107)
Other	113

Total increase in rates	$11,678

Total Operating Expenses
Total operating expenses were $247.0 million for the nine months ended September 30, 2007, versus $223.4 million for the same period in 2006, an 11% increase.
Water production expense consists of purchased water, purchased power and pump taxes. Water production expense represents the largest component of total operating expenses, accounting for approximately 44% of total operating expenses. Water production expenses increased $12.5 million in the nine months ended September 30, 2007, or 13% compared to the same period last year.
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

Our wholly-owned operating subsidiaries, Washington Water, New Mexico Water and Hawaii Water, obtain all of their water supply from wells. The components of water production costs are shown in the table below:

	Nine Months Ended September 30
	(amounts in thousands)
	2007	2006	Change
Purchased water	$82,154	$71,063	$11,091
Purchased power	19,263	17,874	1,389
Pump taxes	6,731	6,700	31

Total	$108,148	$95,637	$12,511

Purchased water cost increased due to higher prices from wholesaler and higher usage by customers. Included in purchased water are proceeds from the lease of unused water rights. The amounts of the proceeds were $2.1 million and $1.0 million for the nine months ended September 30, 2007 and September 30, 2006, respectively. The increase in purchased power and pump taxes is primarily due to increased well production.

Other operations expenses were $75.4 million, increasing $4.5 million, or 6%, for the nine months ended September 30, 2007. Payroll and benefits charged to operations expense increased $2.2 million for the nine months ended September 30, 2007. Wages for union employees increased 4%, effective January 1, 2007. Overall payroll costs (expensed and capitalized) increased 8% for the nine months ended September 30, 2007, due to increases in the number of employees and higher wage rates. At September 30, 2007, there were 878 employees and at September 30, 2006, there were 865 employees. Outside services increased $0.5 million due to various initiatives.
Maintenance expense was up for the nine months ended September 30, 2007, increasing $2.5 million, or 22%. Depreciation and amortization expense increased $2.2 million, or 9%, because of 2006 capital additions.
Federal and state income taxes increased $1.9 million, or 14.2%, for the nine months ended September 30, 2007, due to the change in taxable income. We expect the effective tax rate to be between 40% and 41% for 2007.
Other Income and Expense
Other income, net of income taxes, was $2.3 million for the nine months ended September 30, 2007, compared to $1.3 million for the first nine-months of 2006, primarily due to increased investment income.
Interest Expense
Net interest expense increased $0.7 million to $13.4 million for the period ended September 30, 2007 compared to the nine-month period ended September 30, 2006.
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
GRCs, step rate increase filings, and offset filings change rates to amounts that will remain in effect until the next GRC. The CPUC follows a rate case plan, which requires Cal Water to file a GRC for each of its 24 regulated operating districts every three years. In a GRC proceeding, the CPUC not only considers the utility’s rate setting requests, but may consider other issues that affect the utility’s rates and operations. Effective in 2004, Cal Water’s GRC schedule was shifted from a calendar year to a fiscal year with test years commencing on July 1st of each year. The CPUC is generally required to issue its GRC decision prior to the first day of the test year or authorize interim rates. As such, Cal

Water’s GRC decisions, prior to 2005, were generally issued in the fourth quarter, but are expected to be issued in the second quarter of each year until 2011, when the updated rate case plan takes effect. A decision on the eight GRCs filed in July of 2006 was delayed beyond July 1, 2007. As required by state law, the Commission authorized interim rates incorporating the last twelve months change in CPI. Cal Water expects a final decision on the GRCs filed in July of 2006 to be issued in the fourth quarter of 2007. Rates from the final decision will have an effective date of July 1, 2007 for any subsequent final decision.
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
Surcharges and surcredits, which are usually effective for a twelve-month period, are authorized by the CPUC to recover the memorandum and balancing accounts under- and over- collections usually due to changes in offsettable expenses. However, significant under-collection may be authorized over multiple years. Typically, an expense difference occurs during the time period from when an offsettable expense rate changes and we are allowed to adjust its water rates. Expense changes for this regulatory lag period, which is approximately two months, are booked into memorandum and balancing accounts for later recovery. These accounts are subject to reasonableness review. Future recovery of balancing account balances will be addressed in general rate cases or by advice letter filings if the account balance is greater than 2% of revenues. As of June 30, 2007 and September 30, 2007, the amount in the balancing accounts was $3.8 million and $3.9 million, respectively.
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
Pending Filings as of September 30, 2007
Cal Water has pending its 2006 GRC filings covering eight districts. The Commission has authorized interim rates and an effective date of July 1, 2007 for the general rate change. This means that when the Commission issues a final rate determination, expected in the fourth quarter of 2007, the rates will be made effective on July 1, 2007. Any over- or under-collected rates between July 1, 2007 and the date of a final decision will be refunded or surcharged to customers in the affected districts. The amount requested in the 2006 GRCs is approximately $19.1 million in 2007/2008, $3.8 million in 2008/2009, and $3.8 million in 2009/2010. The amounts granted may vary due to a variety of factors. Over the past few years, the amount approved by the CPUC has been substantially less than the requested amount. The GRCs also requested the CPUC to consider several modifications to CPUC rate-setting procedures. The GRCs request a water revenue adjustment mechanism that would allow us to recover (refund) water revenues when actual water sales are below (above) adopted water sales in the GRCs. This proposal would decouple our revenues from conservation efforts and inaccurate weather forecasts, putting in place a mechanism similar to that employed by California’s investor-owned electric utilities. The GRCs also request a full-cost balancing account that would allow us to recover changes in source of supply mix as well as price changes under current procedures. Finally, we requested that the Commission adjust our authorized rate of return if modifications are not adopted to change certain rate-setting procedures. We are unable to predict the timing and final outcome of the filings at this time.
Additionally, Decision 06-08-011 directed Cal Water to file an application to implement conservation rates and a sales decoupling mechanism. On October 23, 2006, Cal Water filed Application 06-10-026 requesting a water revenue balancing account, a conservation memorandum account, and conservation rates. This request was consolidated with applications filed by other water companies in the Commission’s Order Instituting Investigation 07-01-022. As of September 30, 2007, this proceeding is still open and pending CPUC approval.

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
In August 2007, Cal Water filed three advice letters to offset purchased water rate increases of $1.5 million from SFPUC. These advice letters were approved in September 2007.
In September 2007, Cal Water filed an advice letter to recover the difference between interim rates approved in D.06-08-014 and final rates approved in D.06-08-011 for the 2005 GRC. The recovery of $0.5 million is through a twelve-month temporary surcharge. This advice letter was approved in September 2007.
In December 2006, Cal Water filed six advice letters to offset purchased water and pump tax increases of $3.4 million from wholesale suppliers effective January 1, 2007. These advice letters were approved in January and February 2007.
In December 2006, Cal Water filed an application to allow it to recover additional funding associated with its postretirement benefit other than pensions (PBOP) or retiree healthcare plan. Currently, Cal Water funds and recognizes expenses associated with the plan on a pay-as-you-go basis. The excess expense between pay-as-you-go and accrual during the employees’ expected service period has been recognized as a regulatory asset. As of December 31, 2006, the regulatory asset was approximately $9.8 million. In February 2007, the Division of Rate Payer Advocates (DRA) filed its protest to our PBOP application. In their protest, the DRA requested to dismiss the application with prejudice. The DRA further noted that prior to their protest; the parties met several times to discuss our application. During the discussions it became apparent to the DRA that negotiations would extend beyond the deadline for filing their protest. The DRA further noted that subsequent to this filing, the parties will continue their discussions to achieve a settlement that is reasonable, consistent with the law, and in the public interest. Cal Water intends to increase its funding so the plan is funded during the employee’s service period. Cal Water has established two Voluntary Employee Beneficiary Associations (VEBAs) to allow for increased funding and a current period income tax deduction. While the DRA has filed its protest, the ultimate outcome will be determined by the CPUC. Cal Water believes that the CPUC will recognize in rates the recovery of the regulatory asset and the additional funding of the plan. If the CPUC does not permit us to recover the full amount of our regulatory asset, the regulatory asset, to the extent not allowed in recovery, will be written off.
LIQUIDITY
Cash flow from Operations
Cash flow from operations was $47.1 million for the nine months ended September 30, 2007. Cash flow from operations is primarily generated by net income, non-cash expenses for depreciation and amortization, and changes in our operating assets and liabilities. Cash generated by operations varies during the year.
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
Investing Activities
During the nine months ended September 30, 2007, we had company-funded capital cash expenditures of $61.7 million. For 2007, our capital budget is approximately $85 million.
Financing Activities
During the quarter ended September 30, 2007, there were no debt or equity offerings, as we had adequate funds from the equity offering of 2006. Dividend payments were higher than the prior year due to additional shares outstanding and a higher dividend rate in the current year.
Short-Term and Long-Term Debt
Short-term liquidity is provided by bank lines of credit and by internally generated funds. Long-term financing is accomplished through the use of both debt and equity. There were no short-term bank borrowings at September 30, 2007 and at December 31, 2006. Cash and cash equivalents were $26.5 million at September 30, 2007, and $60.3 million at December 31, 2006.

Cal Water has a $55 million credit facility agreement that expires April 30, 2012. The agreement requires debt as a percent of total capitalization to be less than 67%, and an interest coverage ratio of at least 2.5:1.0. As of September 30, 2007, we have met all covenant requirements and are eligible to use the full amount of the commitment. In addition to borrowings, the credit facility allows for letters of credit up to $10 million, which reduces the available amount to borrow when utilized. One letter of credit was outstanding at September 30, 2007, for $0.5 million related to an insurance policy. Interest is charged on a variable basis and fees are charged for unused amounts.
A separate credit facility for $20 million also exists for use by us and our subsidiaries, including Washington Water, New Mexico Water, and Hawaii Water. In addition to borrowings, the credit facility allows for letters of credit up to $5 million, which would reduce the amount available to borrow. No letters of credit were outstanding at September 30, 2007. Interest is charged on a variable basis and fees are charged for unused amounts.
There were additions to long-term debt of $0.2 million in the nine-month period ended September 30, 2007, and we made principal payments on our first mortgage bonds and other long-term debt payments of $0.9 million during the nine-month period ended September 30, 2007.
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
During 2006, we raised approximately $103 million of capital. Of this amount, $20 million was raised through privately placed senior unsecured notes in August, and the remaining approximately $83 million was raised through the issuance of 2,250,000 shares of common stock in October. We anticipate that the majority of our 2007 capital needs will be covered by the $103 million raised in 2006. In future periods, management anticipates funding our capital needs through a relatively balanced approach between long term debt and equity.
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
Dividends, Book Value and Shareholders
The third quarter common stock dividend of $0.2900 per share was paid on August 17, 2007, compared to a quarterly dividend in the third quarter of 2006 of $0.2875. This was Cal Water’s 251st consecutive, quarterly dividend. Annualized, the 2007 dividend rate is $1.16 per common share, compared to $1.15 in 2006. Based on the previous 12-month earnings per share at September 30, 2007, the dividend payout ratio is 81%. For the full year 2006, the payout ratio was 86% of net income. On a long-term basis, our goal is to achieve a dividend payout ratio of 60% of net income accomplished through future earnings growth.
At its October 24, 2007 meeting, the Board declared the fourth quarter dividend of $0.2900 per share payable on November 16, 2007, to stockholders of record on November 5, 2007. This will be our 252nd consecutive, quarterly dividend.
2008 Financing Plan
Cal Water is currently reviewing its financing needs for 2008. We may consider issuing equity or long-term debt to meet our financing needs. We intend to fund our capital needs in future periods through a relatively balanced approach between long-term debt and equity.
Book Value and Stockholders of Record
Book value per common share was $18.56 at September 30, 2007 compared to $18.31 at December 31, 2006.
There are approximately 2,830 stockholders of record for our common stock as of November 1, 2007.
Utility Plant Expenditures
During the nine months ended September 30, 2007, capital expenditures totaled $79.6 million; $61.7 million was from company-funded projects and $17.9 million was from third-party-funded projects. The planned 2007 company-funded capital expenditure budget is approximately $85 million. The actual amount may vary from the budget number due to timing of actual payments related to current year projects and prior year projects. We do not control third-party-funded capital expenditures and therefore are unable to estimate the amount of such projects for 2007.
At September 30, 2007, construction work in progress was $82.6 million compared to $35.7 million at December 31, 2006. Work in progress includes projects that are under construction but not yet complete and in service. In the fall we anticipate the completion of a substantial portion of the work in progress.
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
CONTRACTUAL OBLIGATIONS
During the nine months ended September 30, 2007, there were no material changes in contractual obligations outside the normal course of business.
SUBSEQUENT EVENTS
On October 21, 2007, we completed negotiations and signed a two year agreement with the Utility Workers Union of America, AFL-CIO, which represents 496 field and office employees. The agreement, which is subject to ratification by members of the union, included a wage increase of 3.1% effective January 1, 2008. Wage increases for 2009 will be negotiated separately in the fall of 2008.
Negotiations with the International Federation of Professional and Technical Engineers, AFL-CIO, which represents 45 engineering and water quality personnel, will be conducted in November 2007, with expected ratification in December 2007. The agreement is expected to include wage increases effect January 1, 2008.
In September 2007 our Washington subsidiary received Commission approval to acquire a water and waste water system which serves approximately 391 customers at the Rosario resort on Orcas Island. In October 2007 a purchase agreement was signed for the asset acquisition in the amount of $0.9 million. We will begin operating the system on November 5, 2007.

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
Historically, the CPUC’s balancing account or offsetable expense procedures allowed for increases in purchased water and purchased power costs to be passed on to consumers. Traditionally, a significant percentage of our net income and cash flows comes from California regulated operations; therefore the CPUC’s actions have a significant impact on our business. See Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies —Expense Balancing and Memorandum Accounts” and “Regulatory Matters”.
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

PART II OTHER INFORMATION
Item 1.
LEGAL PROCEEDINGS
As previously disclosed, the Company and a number of co-defendants were served with a complaint in the Superior Court County of Los Angeles, Case No. BC360406, for personal injury allegedly caused by exposure to asbestos. The plaintiff claims to have worked for three of the Company’s contractors on pipeline projects during the period 1958-1999, including Palos Verdes Water Company, a water utility we acquired in 1970. The plaintiff alleges that the Company and other defendants are responsible for his asbestos-related injuries. On April 20, 2007, the Superior Court sustained the Company’s demurrer without leave to amend all Plaintiff’s claims alleging products liability and intentional torts. The Court also sustained the Company’s demurrer with leave to amend Plaintiff’s claim for premise owner contractor liability, a negligence claim, alleging misconduct that may allow for punitive damages (the “Premise/Owner Claim”) and severed the Company from the accelerated trial with other named defendants. On July 3, 2007, the Court sustained the Company’s demurrer with leave to amend the Plaintiff’s third amended complaint alleging the Premise/Owner Claim. Plaintiff filed a fourth amended complaint restating the Premise/Owner Claim. The Court overruled the Company’s demurrer on the Plaintiff’s fourth amended complaint, but the Court sustained the Company’s motion to strike punitive damages. Under the plaintiff’s remaining cause of action, the Company does not believe that a liability is probable, and the Company can not reasonably estimate any liability amount at this time. The Company used asbestos cement pipe and fittings, which were widely used in the water industry and permitted for such use by regulatory agencies, and the Company only hired qualified contractors to install the pipe and fittings in accordance with laws and regulations at the time. The Company intends to aggressively defend itself. The Company’s insurance carrier has accepted the defense of the claim, reserving certain rights along with one of the contractors’ insurance companies. If the Company is found liable any liability would most likely be paid by the Company’s or contractors’ insurers. Accordingly, the Company has not recorded any liability associated with the claim.
As previously disclosed, on May 30, 2007, the Company and a number of co-defendants were served with a complaint in the Superior Court County of San Francisco, Case No. CGC-07-274213, for personal injury allegedly caused by exposure to asbestos. The Plaintiff dismissed the Company from the complaint without prejudice prior to setting a trial date. The Company sustained no liability.
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

Item 5.
OTHER INFORMATION
On October 24, 2007, the Board of Directors of California Water Service Group adopted an amendment to our Restated Bylaws amending the provision of the Restated Bylaws relating to annual meetings of stockholders. The Amendment provides that annual meetings of stockholders will be held at such time on such date as shall be designated from time to time by resolution of the Board of Directors, in accordance with applicable law. Prior to the adoption of the Amendment, the Restated Bylaws provided that annual meetings of stockholders were to be held during the month of April on such a date and time as designated by the Board. The Company will hold its 2008 Annual Meeting of Stockholders on May 27, 2008. The date of this meeting has been changed by more than 30 days from the anniversary of the Company’s 2007 Annual Meeting of Stockholders. Thus, any stockholder proposal submitted pursuant to Rule 14a-8 or the Securities Exchange Act of 1934, as amended, for inclusion in the Company’s proxy statement for the 2008 Annual Meeting of Stockholders must be received by the Company at its principal executive offices no later than January 6, 2008.
Item 6.
EXHIBITS

Exhibit	Description

3.1	Amended and Restated Bylaws of California Water Service Group. Incorporated by reference to Form 8-K filed on October 30, 2007.

31.1	Chief Executive Officer certification of financial statements pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

31.2	Chief Financial Officer certification of financial statements pursuant to Section302 of the Sarbanes- Oxley Act of 2002

32.	Chief Executive Officer and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 202

SIGNATURES
Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CALIFORNIA WATER SERVICE GROUP
Registrant

November 6, 2007

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