Form 10-K/A
period 2006-12-31
CALIFORNIA WATER SERVICE GROUP
filed 2008-02-14
CIK 1035201

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)
(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 1-13883

CALIFORNIA WATER SERVICE GROUP
(Exact name of registrant as specified in its charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	77-0448994 (I.R.S. Employer Identification No.)
1720 North First Street, San Jose, California 95112
(Address of Principal Executive Offices) (Zip Code)
(408) 367-8200
(Registrant’s Telephone Number, including Area Code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class Common Stock, $0.01 par value per share Preferred Share Purchase Rights	Names of Each Exchange on which Registered New York Stock Exchange New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:
None
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes ☐     No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 of Section 15(d) of the Act.     Yes ☐     No ☑
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑     No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

☐ Large accelerated filer	☑ Accelerated filer	☐ Non-accelerated filer	☐ Smaller reporting company
(Do not check if a smaller reporting company)
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

SIGNATURES
Exhibit 32

EXPLANATORY NOTE
     California Water Service Group (the “Company”) is filing this Amendment No. 1 to its Annual Report on Form 10-K for the year ended December 31, 2006 (the “2006 10-K”), originally filed on March 14, 2007, to correct an error on Exhibit 32, “Chief Executive Officer and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.” As originally filed, Exhibit 32 incorrectly references the Quarterly Report on Form 10-Q for the period ended March 13,2006. The corrected Exhibit 32 attached hereto references the Annual Report on Form 10-K for the period ended December 31, 2006.
     This Amendment No. 1 to the 2006 10-K should be read in conjunction with the Company’s filings made with the SEC subsequent to the filing of the 2006 10-K, including any amendments to those filings. The following items have been amended as a result of the corrections described above:

Exhibit 32.	Chief Executive Officer and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CALIFORNIA WATER SERVICE GROUP
Date: February 13, 2008	By:	/s/ Martin A. Kropelnicki
		Name:	Martin A. Kropelnicki
		Title:	Vice President, Chief Financial Officer and Treasurer

3