Form 10-K
period 2007-12-31
CALIFORNIA WATER SERVICE GROUP
filed 2008-02-28
CIK 1035201

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file No. 1-13883

CALIFORNIA WATER SERVICE GROUP
(Exact name of registrant as specified in its charter)

Delaware	77-0448994
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1720 North First Street, San Jose, California (Address of Principal Executive Offices)	95112 (Zip Code)

(408) 367-8200
(Registrant’s Telephone Number, including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Name of Each Exchange on which Registered:

Common Stock, $0.01 par value per share Preferred Share Purchase Rights	New York Stock Exchange New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑     No ☐

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

☑ Large accelerated filer	☐ Accelerated filer	☐ Non-accelerated filer (Do not check if a smaller reporting company)	☐ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant was $774.8 million on June 30, 2007, the last business day of the registrant’s most recently completed second fiscal quarter. The valuation is based on the closing price of the registrant’s common stock as traded on the New York Stock Exchange.

Common stock outstanding at February 22, 2008, — 20,666,204 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the California Water Service Group 2008 Annual Meeting are incorporated by reference into Part III hereof.

i

ii

PART I

Item 1.	Business.

Forward-Looking Statements

This annual report, including all documents incorporated by reference, contains forward-looking statements within the meaning established by the Private Securities Litigation Reform Act of 1995. Forward-looking statements in this annual report are based on currently available information, expectations, estimates, assumptions and projections, and our management’s beliefs, assumptions, judgments and expectations about us, the water utility industry and general economic conditions. These statements are not statements of historical fact. When used in our documents, statements that are not historical in nature, including words like “expects,” “intends,” “plans,” “believes,” “may,” “estimates,” “assumes,” “anticipates,” “projects,” “predicts,” “forecasts,” “should,” “seeks,” or variations of these words or similar expressions are intended to identify forward-looking statements. The forward-looking statements are not guarantees of future performance. They are based on numerous assumptions that we believe are reasonable, but they are open to a wide range of uncertainties and business risks. Consequently, actual results may vary materially from what is contained in a forward-looking statement.

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

Overview

California Water Service Group is a holding company incorporated in Delaware with six operating subsidiaries: California Water Service Company (Cal Water), New Mexico Water Service Company (New Mexico Water), Washington Water Service Company (Washington Water), Hawaii Water Service Company, Inc. (Hawaii Water), and CWS Utility Services and HWS Utility Services LLC (CWS Utility Services and HWS Utility Services LLC being referred to collectively in this annual report as Utility Services). Cal Water, New Mexico Water, Washington Water, and Hawaii Water are regulated public utilities. The regulated utility entities also provide some non-regulated services. Utility Services provides non-regulated services to private companies and municipalities. Cal Water was the original operating company and began operations in 1926.

Our business is conducted through our operating subsidiaries. The bulk of the business consists of the production, purchase, storage, treatment, testing, distribution and sale of water for domestic, industrial, public and irrigation uses, and for fire protection. We also provide non-regulated water-related services under agreements with municipalities and other private companies. The non-regulated services include full water system operation, billing and meter reading services. Non-regulated operations also include the lease of communication antenna sites, lab services, and promotion of other non-regulated services. Earnings may be significantly affected by the sale of surplus real properties if and when they occur.

During the year ended December 31, 2007, there were no significant changes in the kind of products produced or services rendered or those provided by our operating subsidiaries, or in the markets or methods of distribution.

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

Regulated Business

California water operations are conducted by the Cal Water and CWS Utility Services entities, which provide service to approximately 463,600 customers in 83 California communities through 26 separate districts. Of these 26 districts, 24 districts are regulated water systems, which are subject to regulation by the California Public Utilities Commission (CPUC). The other 2 districts, the City of Hawthorne and the City of Commerce, are governed through their respective city councils and are considered non-regulated because they are outside of the CPUC’s jurisdiction. California water operations account for approximately 95% of our total customers and approximately 96% of our total consolidated operating revenue.

Washington Water provides domestic water service to approximately 15,800 customers in the Tacoma and Olympia areas. Washington Water’s utility operations are regulated by the Washington Utilities and Transportation Commission. Washington Water accounts for approximately 3% of our total customers and approximately 2% of our total consolidated operating revenue.

New Mexico Water provides service to approximately 7,500 water and wastewater customers in the Belen, Los Lunas and Elephant Butte areas in New Mexico. New Mexico’s regulated operations are subject to the jurisdiction of the New Mexico Public Regulation Commission. New Mexico Water accounts for approximately 1% of our total customers and approximately 1% of our total consolidated operating revenue.

Hawaii Water provides water service to approximately 700 customers on the island of Maui, including several large resorts and condominium complexes. Hawaii’s regulated operations are subject to the jurisdiction of the Hawaii Public Utilities Commission. Hawaii Water accounts for less than 1% of our total customers and approximately 1% of our total operating revenue. HWS Utility Services LLC was organized in 2007 and began non-regulated operations in January 2008.

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

In February 1996, we entered into an agreement to operate the City of Hawthorne water system. The system, which is located near the Hermosa-Redondo district, serves about half of Hawthorne’s population. The agreement required us to make an up-front $6.5 million lease payment to the city that is being amortized over the lease term. Additionally, annual lease payments of $0.1 million are made to the city and indexed to changes in water rates. Under the lease we are responsible for all aspects of system operation and capital improvements, although title to the system and system improvements reside with the city. At the end of the lease, the city is required to reimburse us for the unamortized value of capital improvements made during the term of the lease. In exchange, we receive all revenue from the water system, which was $5.4 million, $5.4 million and $5.8 million in 2007, 2006, and 2005, respectively.

In July 2003, an agreement was negotiated with the City of Commerce to lease and operate its water system. The lease requires us to pay $0.8 million per year in monthly installments and pay $200 per acre-foot for water usage exceeding 2,000 acre-feet per year plus a percentage of certain operational savings that may be realized. Under the lease agreement, we are responsible for all aspects of the system’s operations. The city is responsible for capital expenditures, and title to the system and system improvements resides with the city. We bear the risks of operation and collection of amounts billed to customers. The agreement includes a procedure to request rate changes for costs changes outside of our control and other cost changes. In exchange, we receive all revenue from the system, which totaled $1.7 million in each of the years 2007, 2006, and 2005.

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

In addition to the non-regulated services we provide for the City of Hawthorne and the City of Commerce, we also provide non-regulated water-related services to other municipalities and private companies. Non-regulated activities consist primarily of:

•	operating water systems, which are owned by other entities;

•	providing meter reading and billing services;

•	leasing communication antenna sites on our properties;

•	operating recycled water systems;

•	providing lab services for water quality testing;

•	Extended Service Protection (ESP) program covering repairs to customers’ water lines between water meter and home;

•	selling surplus property, and

•	other services as requested by the client.

The revenue from these activities is not included in operations revenue, and therefore is reported below operating profit on the income statement. Due to the variety of services provided and activities being outside of our core business, the number of customers is not tracked for these non-regulated activities, except customers for the City of Hawthorne and the City of Commerce.

In 2007, Hawaii Water operated a waste water system under a non-regulated contract arrangement while its application to acquire the system is being considered by the Hawaii Public Utilities Commission. We anticipate that the approval of Hawaii Water’s application will occur in 2008. In addition, we established a subsidiary, HWS Utility Services LLC, to operate numerous private and public water systems under contract arrangements in Hawaii. Washington Water operates numerous private water systems under contract arrangements.

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

In 2006, we started an Extended Service Protection program (ESP). We have also partnered with Home Service USA to extend and enhance the ESP program to our customers. The ESP program covers certain repairs to residential customer’s water line between the meter and the home. Typically the utility is responsible for servicing and maintaining the water line up to and including the meter. The home owner is responsible for the water line from the meter to the house. Under the ESP program, residential customers can elect to purchase our ESP non-regulated product which provides protection in the event there are certain types of leaks in the customer’s water line.

Operating Segment

We operate primarily in one business segment, the supply and distribution of water and providing water-related utility services.

Growth

We intend to continue exploring opportunities to expand our regulated and non-regulated businesses in the western United States. The opportunities could include system acquisitions, lease arrangements similar to the City of Hawthorne and City of Commerce contracts, full service system operation and maintenance agreements, meter reading, billing contracts and other utility-related services. Management believes that a holding company structure facilitates providing non-regulated utility services, which are not subject to any Commission’s jurisdiction.

Geographical Service Areas and Number of Customers at Year-end

Our principal markets are users of water within our service areas. Most of the geographical service areas that we service are regulated. In addition, the City of Hawthorne and City of Commerce are included due to similarities in structure and risk of operations. The approximate number of customers served in each district is as follows:

Regulated Customers, City of Hawthorne and City of Commerce Customers at December 31,
(rounded to the nearest hundred)

	2007	2006

SAN FRANCISCO BAY AREA
Mid-Peninsula (serving San Mateo and San Carlos)	36,100	36,100
South San Francisco (including Colma and Broadmoor)	16,800	16,800
Bear Gulch (serving portions of Menlo Park, Atherton, Woodside and Portola Valley)	18,000	18,000
Los Altos (including portions of Cupertino, Los Altos Hills, Mountain View and Sunnyvale)	18,600	18,600
Livermore	18,200	18,200

	107,700	107,700

SACRAMENTO VALLEY
Chico (including Hamilton City)	27,300	26,900
Oroville	3,600	3,600
Marysville	3,800	3,800
Dixon	2,900	2,900
Willows	2,400	2,300
Redwood Valley (Lucerne, Duncans Mills, Guerneville, Dillon Beach, Noel Heights & portions of Santa Rosa)	2,000	2,000

	42,000	41,500

SALINAS VALLEY
Salinas	28,000	27,800
King City	2,500	2,400

	30,500	30,200

SAN JOAQUIN VALLEY
Bakersfield	65,400	64,900
Stockton	42,200	42,100
Visalia	38,900	37,800
Selma	6,100	6,100
Kern River Valley	4,300	4,300
Antelope Valley (Fremont Valley, Lake Hughes, Lancaster & Leona Valley)	1,400	1,400

	158,300	156,600

	2007	2006

LOS ANGELES AREA
East Los Angeles (including portions of the City of Commerce)	27,800	27,800
Hermosa-Redondo (serving Hermosa Beach, Redondo Beach and a portion of Torrance)	26,300	26,200
Dominguez (Carson and portions of Compton, Harbor City, Long Beach, Los Angeles and Torrance)	33,700	33,700
Palos Verdes (including Palos Verdes Estates, Rancho Palos Verdes, Rolling Hills Estates and Rolling Hills)	24,000	24,000
Westlake (a portion of Thousand Oaks)	7,100	7,000
Hawthorne and Commerce (leased municipal systems)	6,200	6,200

	125,100	124,900

CALIFORNIA TOTAL	463,600	460,900

HAWAII	700	500
NEW MEXICO	7,500	7,100
WASHINGTON	15,800	15,400

COMPANY TOTAL	487,600	483,900

Rates and Regulation

Our water utility rates and service for the regulated business are subject to the jurisdiction of the Commissions. The Commissions’ decisions and the timing of those decisions can have a significant impact on our operations and earnings.

Since our 24 California-regulated operating districts are not physically integrated, rates are set independently for each district as required by the California Public Utilities Commission (CPUC). General office (headquarters) expenses and capital expenditures are considered separately and allocated ratably to the operating districts.

General and Step Rate Increases

General rate case (GRC) applications in California address district and general office operating costs and capital requirements for a forward-looking three-year period. GRC decisions typically authorize an immediate rate increase and annual step rate increases for the three-year cycle. Under the CPUC’s 2004 rate case processing plan, step rate increases will generally be effective on July 1 of each calendar year through 2010, and are designed to maintain the return on equity (ROE) authorized in the initial decision in succeeding years. Cal Water is required to file a GRC for each operating district every three years. The CPUC adopted a new rate case plan (RCP) in May 2007. Under this plan, Cal Water will be able to recover general office expenses for its 24 regulated operating districts in 2008 as determined by the CPUC in the 2007 GRC. The next California GRC will be filed in July 2009 covering all 24 California districts and general office expenses.

The CPUC’s processing schedule sets an expected effective date of July 1 for Cal Water filings including the 2007 GRC (12 month processing schedule) and a January 1, 2011 effective date for the 2009 GRC (18 month schedule). While we expect future filings to receive decisions on the CPUC’s published processing time line, if decisions are delayed, legislation enacted in 2003 gives us protection by establishing an effective date when the decision should have been made. This allows interim rates to be charged typically based upon inflation and surcharge or surcredit, if necessary, once the CPUC renders a decision.

Because districts have been on different three-year GRC rate case cycles, the number of customers affected by GRC filings varies from year to year.

In January 2005, the CPUC approved the California Water Action Plan (the Plan). The Plan identifies and lays out 28 best practices associated with water infrastructure management and rate making that California would like to adopt over time. Among other things, the Plan calls for streamlining the GRC process, development and adoption of a Rate Adjustment Mechanism (WRAM), and creating incentives for large water systems to acquire smaller systems. As part of the streamlining process, the CPUC issued its new RCP in May 2007. Cal Water’s request for a WRAM is being considered in a CPUC proceeding along with similar requests from other water utilities.

Water rates for Washington Water and New Mexico Water regulated operations are set based on historic 12-month data. Applications are filed on an “as needed” basis and can be submitted annually. Water rates for the regulated operations of Hawaii Water are set based on a combination of historical base and forward-looking methodology and are allowed to be filed annually. In these states, regulatory procedures do not provide for step rate increases or offset increases (see “Offsetable Expenses and Balancing Accounts” below), except for Hawaii, which allows immediate rate adjustments to reflect changes in purchased power rates.

Expense-Balancing and Memorandum Accounts

We use expense-balancing accounts and memorandum accounts to track suppliers’ rate changes for purchased water, purchased power, and pump taxes that are not included in customer water rates. The cost changes are referred to as “offsetable expenses,” because under certain circumstances, they are refundable from customers (or refunded to customers) in future rates designed to offset cost changes from suppliers. We do not record the balancing and memorandum accounts until the CPUC has authorized a change in customer rates and the customer has been billed. The cumulative net amount in the expense balancing accounts and memorandum accounts as of December 31, 2007, was approximately $3.1 million. This amount includes certain amounts that have been authorized for recovery through customer surcharges but which have not yet been collected and amounts that have not yet been filed for recovery.

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

During years in which precipitation is especially heavy or extends beyond the spring into the early summer, customer demand can decrease from historic normal levels, generally due to reduced outdoor water usage. Likewise, an early start to the rainy season during the fall can cause a decline in customer usage and have a negative impact on revenue and net income. When summer temperatures are cooler than normal, water usage is generally lower and can result in lower revenue and lower earnings. A warmer than normal summer can result in higher customer usage and an increase in revenue and earnings.

Drought can have an impact on the business. When rainfall is below average for consecutive years, drought conditions can develop and certain customers may be required to reduce consumption to preserve available supply. As an example, from 1987 to 1993, California experienced a six-year period when rainfall was below historic average. During that period, some districts issued water-rationing requirements to their customers. In certain districts, penalties were assessed on customers who exceeded monthly allotments, which was approved by the CPUC after local governments enacted ordinances for drought. During past drought periods, the CPUC has allowed modifications to Cal Water’s customer billings that provided a means to recover a portion of revenues that were deemed lost due to conservation measures, although there are no assurances the CPUC would do so in future droughts.

Because the demand for water varies by season, our revenues and net income may vary greatly from quarter to quarter, even though our fixed costs and expenses will not. Therefore, the results of operations for one period may not indicate results to be expected in another period.

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

Washington and Hawaii receive rain in all seasons with the majority falling during winter months. Washington Water and Hawaii Water draw all their water supply by pumping from wells. Historically, approximately half of Cal Water’s water supply is purchased from wholesale suppliers with the balance pumped from wells. During 2007, approximately 45 percent of the Cal Water supply was obtained from wells, 51 percent was purchased from wholesale suppliers and 4 percent was obtained from surface supplies. Well water is generally less expensive and Cal Water strives to maximize the use of its well sources in districts where there is an option between well or purchased supply sources.

New Mexico Water’s rainfall normally occurs in all seasons, but is heaviest in the summer monsoon season. New Mexico Water pumps all of its water supply from wells based on its water rights.

We have six California water treatment plants in the Bakersfield, Bear Gulch, Kernville, Oroville and Redwood Valley districts. Water for operation of the Bakersfield plants, with a combined capacity of 28 million gallons per day, is drawn from the Kern River under a long-term contract with the City of Bakersfield. The other four plants have a capacity of 14 million gallons per day.

During 2007, we produced an estimated 141 billion gallons of water for our customers, up 7% from the estimated 132 billion gallons produced in 2006. The 2007 average daily water production was approximately 387 million gallons, while the maximum single day production was estimated at 636 million gallons. By comparison, in 2006, the average daily water production was approximately 363 million gallons and the maximum single day production was estimated at 767 million gallons.

The following table shows the estimated quantity of water purchased and the percentage of purchased water to total water production in each California operating district that purchased water in 2007. Other than noted below, all other districts receive 100% of their water supply from wells.

	(MG)
	Water
	Production	Percentage
District	Purchased	Purchased	Source of Purchased Supply

SAN FRANCISCO BAY AREA
Mid-Peninsula	5,887	100%	San Francisco Water Department
South San Francisco	2,988	100%	San Francisco Water Department
Bear Gulch	4,823	95%	San Francisco Water Department
Los Altos	3,625	72%	Santa Clara Valley Water District
Livermore	3,047	75%	Alameda County Flood Control and Water Conservation District
SACRAMENTO VALLEY
Oroville	970	84%	Pacific Gas and Electric Co. and County of Butte
Redwood Valley	132	78%	County of Lake
SAN JOAQUIN VALLEY
Antelope/Kern	145	16%	Antelope Valley-East Kern Water Agency and City of Bakersfield
Bakersfield	8,094	27%	Kern County Water Agency and City of Bakersfield
Stockton	7,699	73%	Stockton East Water District
LOS ANGELES AREA
East Los Angeles	4,813	74%	Central Basin Municipal Water District
Dominguez	11,217	80%	West Basin Municipal Water District and City of Torrance
City of Commerce	261	33%	Central Basin Municipal Water District
Hawthorne	1,505	95%	West Basin Municipal Water District
Hermosa-Redondo	4,400	93%	West Basin Municipal Water District
Palos Verdes	7,544	100%	West Basin Municipal Water District
Westlake	3,379	100%	Calleguas Municipal Water District

MG = million gallons

The Bear Gulch district obtains a portion of its water supply from surface runoff from the local watershed. In the Oroville and Redwood Valley districts, the water purchased is from a surface supply. The surface sources are processed through the water treatment plants before being delivered to the distribution system. In the Bakersfield and Kern River Valley districts, we purchase surface supply then process the water through our treatment plants. In addition, the Bakersfield district purchases treated water as a component of its water supply.

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

Management anticipates that we will be able to renew each of the water supply contracts as they expire. The price of wholesale water purchases is subject to pricing changes imposed by the various wholesalers. Price changes are generally beyond our control, and management expects that we will be allowed to recover the wholesale water suppliers’ rate increases in customers’ future rates. Recovery of such increases is subject to approval by the CPUC and cannot be guaranteed.

Shown below are wholesaler price rates and increases that became effective in 2007, and estimated wholesaler price rates and percent changes for 2008.

			2007			2008
	Effective		Percent	Effective		Percent
District	Month	Unit Cost	Change	Month	Unit Cost	Change

Antelope	January	$265/af	8.6%	January	$277/af	4.5%
Bakersfield*	July	136/af	0.0%	July	146/af	7.4%
Bear Gulch	July	1.30/ccf	6.5%	July	1.37/ccf	5.4%
City of Commerce	July	527/af	5.8%	July	557/af	5.7%
Dominguez	January	572/af	6.7%	January	606/af	5.9%
East Los Angeles	July	527/af	5.8%	July	557/af	5.7%
Hawthorne	January	572/af	6.7%	January	606/af	5.9%
Hermosa-Redondo	January	572/af	6.7%	January	606/af	5.9%
Livermore	January	1.458/ccf	7.4%	January	1.575/ccf	8.0%
Los Altos	July	575/af	7.5%	July	620/af	7.8%
Oroville	January	72,962/yr	5.4%	January	75,000/yr	2.8%
Palos Verdes	January	572/af	6.7%	January	606/af	5.9%
Mid-Peninsula	July	1.30/ccf	6.5%	July	1.37/ccf	5.4%
Redwood Valley	May	47/af	4.0%	May	48/af	2.8%
So. San Francisco	July	1.30/ccf	6.5%	July	1.37/ccf	5.4%
Stockton	April	490,108/mo	30.2%	April	548,459/mo	11.9%
Westlake	January	597/af	4.4%	January	632/af	5.9%

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

Sale of Surplus Real Properties

When properties are no longer used and useful for public utility purposes, we are no longer allowed to earn a return on our investment in the property in the regulated business. The surplus property is transferred out of the regulated operations. From time to time, some properties have been sold or offered for sale. As these sales are subject to local real estate market conditions and can take several months or years to close, income from the sale of surplus properties may or may not be consistent from year-to-year.

California Energy Situation

The California energy crisis was well publicized. There is still uncertainty about the state’s ability to avoid future rolling electric blackouts, although we did not experience any major electric blackouts during 2007 or 2006. We continue to use power efficiently to minimize the power expenses passed on to our customers, and maintain backup power systems to continue water service to our customers if the power companies’ supplies are interrupted. Many of our well sites are equipped with emergency electric generators designed to produce electricity to keep the wells operating during power outages. Storage tanks also provide customers with water during blackout periods.

Security at Company Facilities

Due to terrorist and other risks, we have heightened security at our facilities and have taken added precautions to protect our employees and the water delivered to customers. In 2002, federal legislation was enacted that resulted in new regulations concerning security of water facilities, including submitting vulnerability assessment studies to the federal government. We have complied with regulations issued by the Environmental Protection Agency (EPA) pursuant to our federal legislation concerning vulnerability assessments and have made filings to the EPA as required. In addition, communication plans have been developed as a component of our procedures. While we do not make public comments on our security programs, we have been in contact with federal, state, and local law enforcement agencies to coordinate and improve our water delivery systems’ security.

Quality of Water Supplies

Our operating practices are designed to produce potable water in accordance with accepted water utility practices. Water entering the distribution systems from surface sources is treated in compliance with federal and state Safe Drinking Water Acts (SDWA) standards. Most well supplies are chlorinated or chloraminated for disinfection. Water samples from each water system are analyzed on a regular, scheduled basis in compliance with regulatory requirements. We operate a state-certified water quality laboratory at the San Jose General Office that provides testing for most of our California operations. Certain tests in California are contracted with independent certified labs qualified under the Environmental Laboratory Accreditation Program. Local independent state certified labs provide water sample testing for the Washington, New Mexico and Hawaii operations.

In recent years, federal and state water quality regulations have continued to increase water testing requirements. The SDWA continues to be amended to reflect new public health concerns. We monitor water quality standard changes and upgrade our treatment capabilities to maintain compliance with the various regulations.

Competition and Condemnation

Our principal operations are regulated by the Commission of each state. Under state laws, no privately owned public utility may compete within any service territory that we already serve without first obtaining a certificate of public convenience and necessity from the applicable Commission. Issuance of such a certificate would only be made upon finding that our service is deficient. To management’s knowledge, no application to provide service to an area served by us has been made.

State law provides that whenever a public agency constructs facilities to extend a utility system into the service area of a privately owned public utility, such an act constitutes the taking of property and requires reimbursement to the utility for its loss. State statutes allow municipalities, water districts and other public agencies to own and operate water systems. These agencies are empowered to condemn properties already operated by privately owned public utilities. The agencies are also authorized to issue bonds, including revenue bonds, for the purpose of acquiring or constructing water systems. However, if a public agency were to acquire utility property by eminent domain action, the utility would be entitled to just compensation for its loss. In Washington, there are annexation proceedings regarding the newly acquired waste water system previously served by Rosario Utilities. To management’s knowledge, other than the Rosario system mentioned above, no municipality, water district, or other public agency is contemplating or has any action pending to acquire or condemn any of our systems.

In recent years, consolidation within the water industry has accelerated. A number of publicly traded water companies have been acquired or merged into larger domestic companies. Several acquisitions of publicly traded companies have also been completed by much larger foreign companies. We intend to continue the pursuit of opportunities to expand our business in the western United States, which may include expansion through acquisitions or mergers with other companies.

Environmental Matters

Our operations are subject to environmental regulation by various governmental authorities. Environmental affairs programs have been designed to provide compliance with water discharge regulations, underground and aboveground fuel storage tank regulations, hazardous materials management plans, hazardous waste regulations, air quality permitting requirements, wastewater discharge limitations and employee safety issues related to hazardous materials. Also, we actively investigate alternative technologies for meeting environmental regulations and continue the traditional practices of meeting environment regulations.

For a description of the material effects that compliance with environmental regulations may have on us, see Item 1A. “Risk Factors — Risks Related to Our Regulatory Environment.” We expect environmental regulation to increase, resulting in higher operating costs in the future, which may have a material adverse effect on earnings.

Employees

At year-end 2007, we had 891 employees, including 56 at Washington Water, 14 at New Mexico Water and 6 at Hawaii Water. In California, most non-supervisory employees are represented by the Utility Workers Union of America, AFL-CIO, except certain engineering and laboratory employees who are represented by the International Federation of Professional and Technical Engineers, AFL-CIO.

At December 31, 2007, there were 594 union employees. In October and November 2007, we negotiated two-year agreements with both of our unions. Wage increases under the agreements were 3.1% for 2008. Wages for 2009 will be negotiated separately in the fourth quarter of 2008. Management believes that it maintains good relationships with the unions.

Employees at Washington Water, New Mexico Water, and Hawaii Water are not represented by unions.

Executive Officers of the Registrant

Name	Positions and Offices with California Water Service Group	Age

Peter C. Nelson(1)	President and Chief Executive Officer since February 1, 1996. Formerly Vice President, Division Operations (1994-1995) and Region Vice President (1989-1994), Pacific Gas & Electric Company, a gas and electric public utility	60
Martin A. Kropelnicki(2)	Chief Financial Officer and Treasurer since March 13, 2006. Previously Chief Financial Officer of Power Light Corporation (2005-2006), Chief Financial Officer and Executive Vice President of Corporate Services of Hall Kinion and Associates (1997-2004), Deloitte & Touche Consulting (1996-1997), various positions with Pacific Gas & Electric (1989-1996)	41
Lynne P. McGhee, Esq.(2)	Corporate Secretary since July 25, 2007; Associate Corporate Counsel since May 2003; previously served as a Commissioner legal advisor and staff counsel at the California Public Utilities Commission	43
Calvin L. Breed(3)	Controller, Assistant Secretary and Assistant Treasurer since November 1, 1994; previously Treasurer of TCI International, Inc. (1984-1994); a certified public accountant with Arthur Andersen & Co. (1980-1983)	52

(1)	Holds the same position with California Water Service Company and CWS Utility Services; Chief Executive Officer of New Mexico Water Service Company, Washington Water Service Company and Hawaii Water Service Company, Inc.

(2)	Holds the same position with California Water Service Company, New Mexico Water Service Company, Washington Water Service Company, Hawaii Water Service Company, Inc., and CWS Utility Services

(3)	Holds the same position with California Water Service Company, Washington Water Service Company, and Hawaii Water Service Company, Inc; Assistant Secretary and Assistant Treasurer of New Mexico Water Service Company

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

Regulatory decisions may also impact prospective revenues and earnings, affect the timing of the recognition of revenues and expenses and may overturn past decisions used in determining our revenues and expenses. Our management continually evaluates the anticipated recovery of regulatory assets, liabilities, and revenues subject to refund and provides for allowances and/or reserves as deemed necessary. Under Financial Accounting Standard SFAS No. 71 (Accounting for the Effects of Certain Types of Regulation), we can defer certain costs if we believe it is probable that we will be allowed to recover those costs by future rate increases. If a commission determined that a portion of our assets were not recoverable in customer rates, we may suffer an asset impairment which would require a write down in such asset’s valuation which would be recorded through operations.

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

In addition, legislatures may repeal, relax or tighten existing laws, or enact new laws that impact the regulatory agencies with jurisdiction over our business or affect our business directly. If changes in existing laws or the implementation of new laws limit our ability to accomplish some or all of our business objectives, our future operating results may be adversely affected.

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

In 1995, the State of California’s Department of Toxic Substances Control (DTSC) named us as a potential responsible party for cleanup of a toxic contamination plume in the Chico groundwater. In December 2002, we were named along with other defendants in two lawsuits filed by DTSC for the cleanup of the plumes. The toxic spill occurred when cleaning solvents, which were discharged into the city’s sewer system by local dry cleaners, leaked into the underground water supply. The DTSC contends that our responsibility stems from our operation of wells in the surrounding vicinity that caused the contamination plumes to spread. While we are cooperating with the clean up, we deny any responsibility for the contamination or the resulting cleanup.

In 2007, the Company entered into Court approved consent decrees (Consent Decrees). The Consent Decrees conditioned the Company’s performance upon many factors, including, but not limited to, water pumped and treated by the Company must meet regulatory standards so the Company may distribute to its customers. Pursuant to the terms of the Consent Decrees, the Company will incur capital costs of $1.5 million and future operating costs with a present value of approximately $2.6 million. In its 2007 general rate case (GRC) settlement negotiations, Division of Ratepayer Advocates have tentatively agreed to track all costs associated with the Consent Decrees including legal costs to pursue insurance coverage for potential future recovery in rates.

In connection with these suits, our insurance carrier has filed a separate lawsuit against us for reimbursement of past defense costs which approximate $1.5 million. We believe that the insurance carrier has a duty to defend and is not entitled to any defense cost reimbursement. Furthermore, we believe that insurance coverage exists for the Company’s claims. However, if our claim is ultimately found to be excludable under insurance policies, we may have to pay damages. Although we consider it probable that we will be able to recover amounts paid for damages through rate increases, we can give no assurance that we will be able to make such a recovery.

The number of environmental and product-related lawsuits against other water utilities have increased in frequency in recent years. If we are subject to additional environmental or product-related lawsuits, we might incur significant legal costs and it is uncertain whether we would be able to recover the legal costs from ratepayers or other third parties. In addition, if current California law regarding California Public Utilities Commission’s preemptive jurisdiction over regulated public utilities for claims about compliance with California Department of Health Services and United States Environmental Protection Agency water quality standards changes, our legal exposure may be significantly increased.

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

The cost to obtain water for delivery to our customers varies depending on the sources of supply, wholesale suppliers’ prices and the quantity of water produced to supply customer water usage. Our source of supply varies by operating district. Certain districts obtain all of their supply from wells, some districts purchase all of the supply from wholesale suppliers and other districts obtain the supply from a combination of well and purchased sources. A portion of the supply is from surface sources and processed through company-owned water treatment plants. On average, slightly more than half of the water we deliver to our customers is pumped from wells or received from a surface supply with the remainder purchased from wholesale suppliers. Water purchased from suppliers usually costs us more than surface supplied or well pumped water. During 2007, the cost of purchased water for delivery to customers represented 33.1% of our total operating costs and in 2006 it represented 31.7% of our total operating costs.

Wholesale water suppliers may increase their prices for water delivered to us based on factors that affect their operating costs. Purchased water rate increases are beyond our control. In California, our ability to recover increases in the cost of purchased water is subject to decisions by the regulatory commission. If we are not allowed to recover the higher costs, our cash flows and our capital resources and liquidity could be negatively affected. Also, our profit margins may be adversely affected, unless the commissions allow us to seek reimbursement of those costs from our customers.

Depending on the degree of heat and lack of rain and other factors that affect the adequacy of our water supply, we may have to purchase higher-cost water to meet customer demand. In such circumstances, we may be unable to increase our rates in line with the cost of our purchased water. Therefore, while our revenues may increase, we may experience lower profit margins during periods of peak demand.

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

Purchased power expense represents electricity purchased to operate the wells and pumps. Purchased power is a significant operating expense. During 2007, purchased power expense represented 7.4% of our total operating costs and in 2006 it represented 7.7% of our total operating costs. These costs, which are beyond our control, can and do increase unpredictably. These costs can also increase in substantial amounts, as occurred in California during 2001 when rates we paid for electricity increased 48%. Cash flows between general rate case filings and our earnings may be adversely affected until the commission authorizes a rate change. We are allowed to track the expense differences caused by the rate change and request future recovery, which is subject to an earnings test.

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

The water utility business is capital-intensive. We invest significant funds to add or replace property, plant and equipment. In addition, water shortages may adversely affect us by causing us to rely on more purchased water. This could cause increases in capital expenditures needed to build pipelines to secure alternative water sources. In addition, we require capital to grow our business through acquisitions. We fund our short-term capital requirements from cash received from operations and funds received from developers. We also borrow funds from banks under short-term bank lending arrangements. We seek to meet our long-term capital needs by raising equity through common or preferred stock issues or issuing debt obligations. We cannot give any assurance that these sources will continue to be adequate or that the cost of funds will remain at levels permitting us to earn a reasonable rate of return. In the event we are unable to obtain sufficient capital, our expansion efforts could be curtailed, which may affect our growth and may affect our future results of operations.

Our ability to access the capital markets is effected by the ratings of certain of our debt securities. Standard & Poor’s Rating Agency issues a rating on California Water Service Company’s ability to repay certain debt obligations. The credit rating agency could downgrade our credit rating based on reviews of our financial performance and projections or upon the occurrence of other events that could impact our business outlook. Standard & Poor’s rating is A+ with a stable outlook. Lower ratings by the agency could restrict our ability to access equity and debt capital. We can give no assurance that the rating agency will maintain ratings which allow us to borrow under advantageous conditions and at reasonable interest rates. A future downgrade by the agency could also increase our cost of capital by causing potential investors to require a higher interest rate due to a perceived risk related to our ability to repay outstanding debt obligations.

While the majority of our debt is long term at fixed rates, we do have interest rate exposure in our short-term borrowings which have variable interest rates. We are also subject to interest rate risks on new financings. However, if interest rates were to increase on a long-term basis, our management believes that customer rates would increase accordingly, subject to approval by the appropriate commission. We can give no assurance that the commission would approve such an increase in customer rates.

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

Our subsidiaries are separate and distinct legal entities and generally have no obligation to pay any amounts due on California Water Service Group’s debt or to provide California Water Service Group with funds for dividends. Although there are no contractual or regulatory restrictions on the ability of our subsidiaries to transfer funds to us, the reasonableness of our capital structure is one of the factors considered by state and local regulatory agencies in their ratemaking determinations. Therefore, transfer of funds from our subsidiaries to us for the payment of our obligations or dividends may have an adverse effect on ratemaking determinations. Furthermore, our right to receive cash or other assets upon the liquidation or reorganization of a subsidiary is generally subject to the prior claims of creditors of that subsidiary. If we are unable to obtain funds from our subsidiaries in a timely manner we may be unable to meet our obligations or pay dividends.

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

Our revenues will decrease, and such decrease may be material, if a significant business or industrial customer terminates or materially reduces its use of our water. Approximately $82.9 million, or 23% of our 2007 water utility revenues was derived from business and industrial customers. If any of our large business or industrial customers reduces or ceases its consumption of our water, we may seek commission approval to increase the rates of our remaining customers to offset decreased revenues. There can be no assurance, however, that the commission would approve such a rate relief request, and even if it did approve such a request, it would not apply retroactively to the date of the reduction in consumption. The delay between such date and the effective date of the rate relief may be significant and could adversely affect our operating results and cash flows.

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

At December 31, 2007, 594 of our 891 total employees were union employees. Most of our unionized employees are represented by the Utility Workers Union of America, AFL-CIO, except certain engineering and laboratory employees who are represented by the International Federation of Professional and Technical Engineers, AFL-CIO. In October and November 2007 we negotiated two-year agreements with both unions Wage increases under the agreements were 3.1% for 2008. Wages for 2009 will be negotiated separately in the fall of 2008.

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

Although we own facilities in a number of states, over 95% of our operations are located in California. As a result, we are largely subject to weather, political, water supply, labor, utility cost, regulatory and economic risks affecting California.

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

In 2007 we experienced an increase in uncollectible accounts, which, we believe, are attributed in part to the subprime lending difficulties experienced by our customers in a number of our districts in California.

The effects of natural disasters, terrorist activity, pandemics, or poor water quality or contamination to our water supply may result in disruption in our services and litigation which could adversely affect our business, operating results and financial condition.

We operate in areas that are prone to earthquakes, fires, mudslides and other natural disasters. A significant seismic event in California, where our operations are concentrated, or other natural disaster in California could adversely impact our ability to deliver water and adversely affect our costs of operations. A major disaster could damage or destroy substantial capital assets. The California Public Utilities Commission has historically allowed utilities to establish a catastrophic event memorandum account as another possible mechanism to recover costs. However, we can give no assurance that the CPUC or any other commission would allow any such cost recovery mechanism in the future.

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

In light of the threats to the nation’s health and security ensuing in the wake of the September 11, 2001, terrorist attacks, we have taken steps to increase security measures at our facilities and heighten employee awareness of threats to our water supply. We have also tightened our security measures regarding the delivery and handling of certain chemicals used in our business. We have and will continue to bear increased costs for security precautions to protect our facilities, operations and supplies. These costs may be significant. Despite these tightened security measures, we may not be in a position to control the outcome of terrorist events should they occur.

We depend upon our skilled and trained workforce to ensure water delivery. Were a pandemic to occur, we can give no assurance that we would be able to maintain sufficient manpower to ensure uninterrupted service in all of the districts that we serve.

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

Management regularly reviews and updates our internal control over financial reporting, disclosure controls and procedures, and corporate governance policies and procedures. Any system of controls and procedures, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met. Any failure or circumvention of our controls and procedures or failure to comply with regulations related to controls and procedures could result in lack of compliance with contractual agreements, misstatements in our financial statements in amounts that could be material or could cause investors to lose confidence in our reported financial information, either of which could have a negative effect on the trading price of our stock and may negatively affect our ability to raise future capital.

Further, if we or our independent registered public accounting firm discover a material weakness in our internal control over financial reporting, the disclosure of that fact, even if quickly remedied, could reduce the market’s confidence in our financial statements and harm our stock price. In addition, non-compliance with Section 404 of the Sarbanes-Oxley Act of 2002 could subject us to a variety of administrative sanctions, including the suspension or delisting of our common stock from the New York Stock Exchange and the inability of registered broker-dealers to make a market in our common stock, which would further reduce our stock price.

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

The real properties owned are held in fee simple title. Properties owned by Cal Water are subject to the indenture securing first mortgage bonds of which $24.7 million remained outstanding at December 31, 2007.

Washington Water has long-term bank loans that are secured primarily by utility plant owned by Washington Water. New Mexico Water has a long-term loan which is secured by utility plant owned by New Mexico Water.

Cal Water owns 659 wells and operates 9 leased wells. There are 413 owned storage tanks with a capacity of 483 million gallons, 43 managed storage tanks with a capacity of 35 million gallons, and 3 reservoirs with a capacity of 220 million gallons. Cal Water owns and operates 6 surface water treatment plants with a combined capacity of 42 million gallons per day. There are 5,547 miles of supply and distribution mains in the various systems.

Washington Water owns 331 wells and manages 85 wells. There are 126 owned storage tanks and 28 managed storage tanks with a storage capacity of 7 million gallons. There are 324 miles of supply and distribution lines.

New Mexico Water owns 16 wells. There are 12 storage tanks with a storage capacity of 4 million gallons. There are 134 miles of supply and distribution lines. New Mexico operates two waste water treatment facilities with a combined capacity to process 500,000 gallons per day. There are 29 miles of sewer collection mains.

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

In 1995, the State of California’s Department of Toxic Substances Control (DTSC) named us as a potential responsible party for cleanup of a toxic contamination plumes in the Chico groundwater. In December 2002, we were named along with other defendants in two lawsuits filed by DTSC for the cleanup of the plumes. The toxic spill occurred when cleaning solvents, which were discharged into the city’s sewer system by local dry cleaners, leaked into the underground water supply. The DTSC contends that our responsibility stems from our operation of wells in the surrounding vicinity that caused the contamination plumes to spread. While we are cooperating with the clean up, we deny any responsibility for the contamination or the resulting cleanup.

In 2007, we entered into Court approved consent decrees (Consent Decrees). The Consent Decrees conditioned our performance upon many factors, including, but not limited to, water pumped and treated by us must meet regulatory standards so we may distribute to its customers. Pursuant to the terms of the Consent Decrees we will incur capital costs of $1.5 million and future operating costs with a present value of approximately $2.6 million. In its 2007 general rate case (GRC) settlement negotiations, Division of Ratepayer Advocates have tentatively agreed to track all costs associated with the Consent Decrees, including legal costs to pursue insurance coverage, for potential future recovery in rates.

In connection with these suits, our insurance carrier has filed a separate lawsuit against us for reimbursement of past defense costs which approximate $1.5 million. We believe that the insurance carrier has a duty to defend and is not entitled to any defense cost reimbursement. Furthermore, we believe that insurance coverage exists for the Company’s claims. However, if our claim is ultimately found to be excludable under insurance policies, we may have to pay damages. We believe that it will probably recover costs associated with the Consent Decrees from either its insurance carrier or through rate increases. Furthermore, we believe that our insurance carrier had a duty to defend. Therefore, no reserve or contingency has been recorded for this matter.

We and a number of co-defendants were served on October 26, 2006, with a complaint in the Superior Court County of Los Angeles, Case No. BC360406, for personal injury allegedly caused by exposure to asbestos. The Plaintiff claims to have worked for three of our contractors on pipeline projects during the period 1958-1999, including Palos Verdes Water Company, a water utility we acquired in 1970. The Plaintiff alleges that we and other defendants are responsible for his asbestos-related injuries. The Plaintiff is seeking damages in the amount of $27.5 million. On April 20, 2007, the Superior Court sustained our demurrer without leave to amend all Plaintiffs’ claims alleging products liability and intentional torts. The Superior Court also sustained our demurrer with leave to amend Plaintiff’s claim for premise owner contractor liability, a negligence claim, alleging misconduct that may allow for punitive damages (the “Premise/Owner Claim”) and severed us from the accelerated trial with other named defendants. On July 3, 2007, the Superior Court sustained our demurrer with leave to amend the Plaintiff’s third amended complaint alleging the Premise/Owner Claim. Plaintiff filed a fourth amended complaint restating the Premise/Owner Claim. The Superior Court overruled our demurrer on the Plaintiff’s fourth amended complaint, but the Superior Court sustained our motion to strike punitive damages. We have filed a motion for summary judgment, which is scheduled to be heard by the Superior Court on February 28, 2008. Under the Plaintiff’s remaining cause of action, we do not believe that a liability is probable, and we can not reasonably estimate any liability amount at this time. We used asbestos cement pipe and fittings, which were widely used in the water industry and permitted for such use by regulatory agencies, and we only hired qualified contractors to install the pipe and fittings in accordance with laws and regulations at the time. We intend to aggressively defend ourselves. Our insurance carrier has accepted the defense of the claim, reserving certain rights along with one of the contractors’ insurance companies. If we are found liable any liability would most likely be paid by our or the contractors’ insurers. Accordingly, we have not recorded any liability associated with the claim.

From time to time, we are involved in various disputes and litigation matters that arise in the ordinary course of business. Periodically, we review the status of each significant matter and assess its potential financial exposure. If the potential loss from any claim or legal proceeding is considered probable and the amount of the range of loss can be estimated, we accrue a liability for the estimated loss in accordance with SFAS No 5, “Accounting of Contingencies.” Legal proceedings are subject to uncertainties, and the outcomes are difficult to predict. Because of such uncertainties, accruals are based only on the best information available at the time. While the outcome of these disputes and litigation matters cannot be predicted with any certainty, management does not believe that the ultimate resolution of these matters will materially affect our financial position, results of operations, or cash flows.

Item 4.	Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders in the fourth quarter of 2007.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the New York Stock exchange under the symbol “CWT.” At December 31, 2007, there were 20,666,204 common shares and 139,000 preferred shares outstanding. There were 2,810 common stockholders of record as of February 11, 2008.

During 2007, we paid a cash dividend of $1.16 per common share, or $0.29 per quarter. During 2006, we paid a cash dividend of $1.15 per common share, or $0.2875 per quarter. In January 2008, our Board of Directors declared a cash dividend of $0.2925 per common share payable on February 15, 2008, to stockholders of record on February 4, 2008. This represents our 41st consecutive year of increasing the annual dividend and marks the 253rd consecutive quarterly dividend.

During 2007 and 2006, the common stock market price range and dividends per share were as follows for each quarter

2007	First	Second	Third	Fourth

Common stock market price range:
High	$44.54	$40.85	$43.96	$44.39
Low	36.75	34.46	35.39	35.85
Dividends paid	0.29	0.29	0.29	0.29

2006	First	Second	Third	Fourth

Common stock market price range:
High	$45.05	$45.36	$38.60	$41.86
Low	38.51	33.72	33.83	36.43
Dividends paid	0.2875	0.2875	0.2875	0.2875

Five Years Performance Graph

The following performance graph compares the changes in the cumulative shareholder return on California Water Service Group’s common stock with the cumulative total return on the Baird Water Utility Index and the Standard & Poor’s 500 Index during the last five years ended December 31, 2007. The comparison assumes $100 was invested on December 31, 2002, in California Water Service Group’s common stock and in each of the forgoing indices and assumes reinvestment of dividends.

Performance Graph Data

The following descriptive data is supplied in accordance with rule 304(d) of Regulations S-T:

	2002	2003	2004	2005	2006	2007
California Water Services Group	100	121	173	181	197	186
S&P 500	100	126	138	142	161	167
Baird Water Utility Index	100	125	144	185	183	172

Item 6.	Selected Financial Data.

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

Historical results are not necessarily indicative of future results.

FIVE YEAR FINANCIAL REVIEW

	2007	2006	2005	2004	2003
	(Dollars in thousands, except common share and customer data)

Summary of Operations
Operating revenue
Residential	$253,745	$232,811	$222,634	$221,323	$194,903
Business	65,457	60,366	56,962	55,803	49,666
Industrial	17,403	16,286	14,241	13,592	11,255
Public authorities	17,952	15,728	14,965	15,118	12,789
Other	12,525	9,526	11,926	9,731	8,515

Total operating revenue	367,082	334,717	320,728	315,567	277,128
Operating expenses	322,912	294,411	278,903	273,488	244,167
Interest expense, other income and expenses, net	13,011	14,726	14,602	16,053	13,544

Net income	$31,159	$25,580	$27,223	$26,026	$19,417

Common Share Data
Earnings per share — diluted	$1.50	$1.34	$1.47	$1.46	$1.21
Dividend declared	1.160	1.150	1.140	1.130	1.125
Dividend payout ratio	77%	86%	78%	77%	93%
Book value per share	$18.66	$18.31	$15.98	$15.66	$14.44
Market price at year-end	37.02	40.40	38.23	37.65	27.40
Common shares outstanding at year-end (in thousands)	20,666	20,657	18,390	18,367	16,932
Return on average common stockholders’ equity	8.1%	8.2%	9.3%	9.8%	9.1%
Long-term debt interest coverage	3.70	3.17	3.61	3.38	2.78
Balance Sheet Data
Net utility plant	$1,010,196	$941,475	$862,731	$800,305	$759,498
Utility plant expenditures (company & developer-funded)	101,343	112,279	94,517	68,573	74,253
Total assets	1,184,499	1,165,019	996,945	942,853	873,035
Long-term debt including current portion	291,921	293,592	275,275	275,921	273,130
Capitalization ratios:
Common stockholders’ equity	56.9%	56.0%	51.4%	50.8%	47.0%
Preferred stock	0.5%	0.5%	0.6%	0.6%	0.7%
Long-term debt	42.6%	43.5%	48.0%	48.6%	52.3%

	2007	2006	2005	2004	2003
	(Dollars in thousands, except common share and customer data)

Other Data
Estimated water production (million gallons)
Wells and surface supply	70,708	70,094	67,841	72,279	68,416
Purchased	70,530	62,320	61,612	66,760	63,264

Total estimated water production	141,238	132,414	129,453	139,039	131,680

Metered customers	412,432	407,762	402,191	395,286	387,579
Flate-rate customers	75,123	76,131	76,810	77,869	78,843

Customers at year-end **	487,555	483,893	479,001	473,155	466,422

New customers added	3,662	4,892	5,846	6,733	7,434
Revenue per customer	$753	$692	$670	$667	$594
Utility plant per customer	2,968	2,778	2,578	2,418	2,313
Employees at year-end	891	869	840	837	813

**	Includes customers of the City of Hawthorne and City of Commerce

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

For 2007, net income was $31.2 million compared to $25.6 million in 2006, or an increase of 21.8%. The increase in net income was primarily caused by an increase in revenues to $367.1 million, or a 9.7% increase from 2006 which caused net operating income to increase $3.9 million to $44.2 million, or a 9.6% increase over 2006 levels. Other income reflected a net increase of $1.9 million due primarily to increased real estate sales and investment income. Diluted earnings per share for 2007 were $1.50 compared to $1.34 in 2006, or an increase of 11.9%. The increase in earnings per share was primarily due to the above mentioned facts offset in part by the dilutive affect of our stock offering completed during the fourth quarter of 2006.

We plan to continue to seek rate relief to recover our operating cost increases and receive reasonable returns on invested capital. We expect to fund our long-term capital needs through a combination of debt, common stock offerings, and cash flow from operations.

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

Regulated Utility Accounting

Because we operate extensively as a regulated business, we are subject to the provisions of Statement of Financial Accounting Standards (SFAS) No. 71, “Accounting for the Effects of Certain Types of Regulation.” Application of SFAS No. 71 requires accounting for certain transactions in accordance with regulations defined by the respective commission of that state. Under SFAS 71, a utility may defer costs and credits on the balance sheet as regulatory assets and liabilities when it is probable that those costs and credits will be recognized in the ratemaking process in a period different from the period in which they would have been reflected in income by an unregulated company. In determining the probability of costs being recognized in other periods, management considers regulatory rules and decisions, past practices, and other factors or circumstances that would indicate if recovery is probable. These deferred regulatory assets and liabilities are then reflected in the income statement in the period in which the same amounts are reflected in the rates charged for service. In the event that a portion of our operations were no longer subject to the provisions of SFAS No. 71, we would be required to write off related regulatory assets and liabilities that are not specifically recoverable and determine if other assets might be impaired. If a commission determined that a portion of our assets were not recoverable in customer rates, we would be required to determine if we had suffered an asset impairment that would require a write-down in the assets’ valuation. There was no such asset impairment in 2007, 2006 or 2005. Additional information relating to regulatory assets and liabilities are listed in Note 2 of the Notes to Consolidated Financial Statements.

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

Estimated Expenses

Some expenses are recorded using estimates, as actual payments are not known or processed by the accounting deadline. Estimates are made for unbilled purchased water, unbilled purchased power, unbilled pump taxes, payroll, incurred but not reported medical claims, allowance for doubtful accounts, and other expenses. While management believes its estimates are reasonable, actual results could vary. Differences between actual results and estimates are recorded in the period when the information is known.

Expense Balancing and Memorandum Accounts

Expense balancing accounts and memorandum accounts (offsettable expenses) represent recoverable costs incurred but not billed to customers. The amounts included in these accounts relate to rate changes charged to us for purchased water, purchased power, and pump taxes that are different from amounts incorporated into the rates approved by the CPUC. We do not record expense balancing or memorandum accounts in our financial statements as revenue, nor as a receivable, until the CPUC and other regulators have authorized recovery of the higher costs and customers have been billed. Therefore, a timing difference may occur between when costs and associated revenues are recognized. The balancing and memorandum accounts are only used to track the specific costs outside of the financial statements. The cost changes, which are beyond our control, are referred to as “offsetable expenses” because under certain circumstances, they are recoverable from customers in future offset rate increases. The amounts requested may not be ultimately collected through rates, as amounts may be disallowed during the review process or subject to a non-weather adjusted earnings test. While the adjustments would not impact previously recorded amounts, the adjustments may change future earnings and cash flows. At this time, we cannot predict the actual recovery (refund) associated with 2007 offsettable expenses to be requested in 2008. See “Rates and Regulations” below for more information. As of December 31, 2007, the amount in the balancing accounts is approximately $3.1 million.

Washington Water, New Mexico Water, and Hawaii Water did not have material amounts in expense balancing or memorandum accounts.

Income Taxes

Significant judgment is required in determining the provision for income taxes. The process involves estimating current tax exposure and assessing temporary differences resulting from treatment of certain items, such as depreciation, for tax and financial statement reporting. These differences result in deferred tax assets and liabilities, which are reported in the consolidated balance sheet. Management must also assess the likelihood that deferred tax assets will be recovered in future taxable income. To the extent recovery is unlikely, a valuation allowance would be required. If a valuation allowance was required, it could significantly increase income tax expense. In management’s view, a valuation allowance was not required at December 31, 2007. Additional information related to income taxes is presented in Note 11 of the Notes to Consolidated Financial Statements.

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

We use an investment advisor to provide expert advice for managing investments in these plans. To diversify investment risk, the plan’s goal is to invest 40%-60% of the assets in domestic equity mutual funds, 5%-15% in foreign equity mutual funds, and 35%-45% in bond funds. At December 31, 2007, 49.5% of the assets were invested in domestic equity mutual funds, 10.7% in foreign equity mutual funds, and 39.8% in bond or cash equivalent funds. Based on the market values of the investment funds for the year ended December 31, 2007, the total return on the pension plan assets was 8% for 2007. For 2006 and 2005, returns were 12% and 6%, respectively. Future returns on investments could vary significantly from estimates and could impact earnings and cash flows. Management expects any changes to these costs to be recovered in future rate filings, mitigating the financial impact.

For measurement in 2007, management estimated the discount rate at 6.3%, which approximates the average return on long-term corporate bonds as of year-end, using the interest rate derived from the Citigroup Pension Discount Curve. As of December 31, 2006 and 2005, the equivalent level discount rates were 5.9% and 5.75%, respectively. Management assumed the rate of compensation increases to be 3.75% in the 2007 calculation. Any change in these assumptions would have an effect on the service costs, interest costs, and accumulated benefit obligations. Additional information related to employee benefit plans is presented in Note 12 of the Notes to Consolidated Financial Statements.

Workers’ Compensation, General Liability, and Other Claims

We are self-insured for a portion of workers’ compensation and general liability claims. Excess amounts are covered by insurance policies. For workers’ compensation, we work with an independent actuary firm to estimate the discounted liability associated with claims submitted and claims not yet submitted based on historical data. These estimates could vary significantly from actual claims paid, which could impact earnings and cash flows. For general liability claims and other claims, management estimates the cost incurred but not yet paid using historical information. Actual costs could vary from these estimates. Management believes actual costs incurred would be allowed in future rates, mitigating the financial impact.

Contingencies

We did not record any provisions relating to the contingencies reported in Note 15 of the Notes to Consolidated Financial Statements, as these did not qualify for recording under SFAS No. 5 or other accounting standards. If management’s assessment is incorrect, these items could have a material impact on our financial condition, results of operations, and cash flows.

Results of Operations

Earnings

Net income in 2007 was $31.2 million compared to $25.6 million in 2006 and $27.2 million in 2005. Diluted earnings per common share were $1.50 in 2007, $1.34 in 2006, and $1.47 in 2005. The weighted average number of common shares outstanding used in the diluted earnings per share calculation was 20,689,000 in 2007, 18,925,000 in 2006, and 18,402,000 in 2005. As explained below, the increase in 2007 earnings per share resulted from these primary factors:

•	increased operating income, largely driven by rate increases and increased customer usage;

•	an increase in the gain on sale of non-utility property; and

•	increased investment income

Dividends

At the January 2008 meeting, the Board of Directors declared the quarterly dividend, increasing it for the 41st consecutive year. The quarterly dividend was raised from $0.2900 to $0.2925 per common share, or an annual rate of $1.17 per common share. Dividends have been paid for 63 consecutive years. The annual dividends paid per common share in 2007, 2006, and 2005 were $1.16, $1.15, and $1.14, respectively. Earnings not paid as dividends are reinvested in the business for the benefit of stockholders. The dividend payout ratio was 77% in 2007, 86% in 2006, and 78% in 2005, for an average of 80% over the three-year period.

Operating Revenue

Operating revenue in 2007 was $367.1 million, an increase of $32.4 million, or 9.7%, over 2006. Operating revenue in 2006 was $334.7 million, an increase of $14.0 million, or 4.4%, above 2005. The estimated sources of changes in operating revenue were:

	2007	2006
	Dollars in millions

Rate increases	$15.0	$10.1
Customer usage	14.7	0.8
Usage by new customers	2.7	3.1

Net change	$32.4	$14.0

Average revenue per customer per year (in dollars)	$753	$692
New customers added	3,662	4,892

The usage by existing customers can materially change based upon current weather patterns, influenced both by temperature and rainfall. During the first half of 2007, we experienced dryer weather when compared to the prior year in many of our service areas, which contributed to the increase in usage by our existing customers.

In 2007, rate relief increased revenues by $15.0 million. See the “Rates and Regulation” section of this report for more information on regulatory activity occurring in 2006, 2007, and through February 1, 2008.

The number of customers in 2007 increased by 3,662 or an increase of 0.8% over 2006 levels. This increase includes 352 customers in New Mexico, 144 customers in Hawaii, 407 customers in Washington, and 2,759 additional customers in California. The growth of our customer base resulted from organic growth in our existing service areas with the exception of approximately 162 customers who were added through acquisition of systems in Washington.

Water Production Expenses

Water production expenses, which consist of purchased water, purchased power, and pump taxes, comprise the largest segment of total operating expenses. Water production costs accounted for 43.0%, 42.2%, and 41.2% of total operating costs in 2007, 2006, and 2005, respectively. The rates charged for wholesale water supplies, electricity, and pump taxes are established by various public agencies. As such, these rates are beyond our control.

The table below provides the amount of increases (decreases), and percent changes in water production costs during the past two years:

	2007			2006
	Amount	Change	% Change	Amount	Change	% Change
	Dollars in millions

Purchased water	$106.7	$13.3	14%	$93.4	$5.9	7%
Purchased power	24.0	1.2	5%	22.7	2.2	11%
Pump taxes	8.2	0.1	1%	8.1	0.5	7%

Total water production expenses	$138.9	$14.6	12%	$124.2	$8.6	7%

Two of the principal factors affecting water production expenses are the amount of water produced and the source of the water. Generally, water from wells costs less than water purchased from wholesale suppliers.

The table below provides the amounts, percentage change, and source mix for the respective years:

	2007		2006		2005
	MG	% of total	MG	% of total	MG	% of total
	Millions of gallons (MG)

Source:
Wells	65,562	46.4%	64,481	48.7%	62,780	48.5%
% change from prior year	2%		3%		(6)%
Purchased	70,530	49.9%	62,320	47.1%	61,612	47.6%
% change from prior year	13%		1%		(8)%
Surface	5,146	3.7%	5,613	4.2%	5,061	3.9%
% change from prior year	(8)%		11%		(5)%

Total	141,238	100.0%	132,414	100.0%	129,453	100.0%

% change from prior year		7%		2%		(7%)

Purchased water expenses are affected by changes in quantities purchased, supplier prices, and cost differences between wholesale suppliers. For 2007, the $13.3 million increase in purchased water is due to a 13% increase in quantities purchased and wholesale water rate increases of between 4.0% and 8.6% (See “Water Supply” in Item #1 of this report). For 2006, the $5.9 million increase in purchased water costs is due to a 2% increase in quantities purchased, magnified by overall higher wholesale water rates. For 2005, the $2.2 million decrease in purchased water costs is due to an 8% decrease in quantities purchased, partially offset by overall higher wholesale water rates. On an overall blended basis, wholesale water rates increased 5.6% on a cost-per-million-gallon basis in 2007. Purchased power expenses are affected by the quantity of water pumped from wells and moved through the distribution system, rates charged by electric utility companies, and rate structures applied to usage during peak and non-peak times of the day or season. The purchased power expense increase of $1.2 million was primarily due to the combination of increased well production and higher energy costs. Pump taxes increased $0.1 million in 2007 over 2006.

Administrative and General Expenses

Administrative and general expenses include payroll related to administrative and general functions, all employee benefits charged to expense accounts, insurance expenses, legal fees, regulatory utility commissions’ expenses, expenses associated with being a public company, and general corporate expenses.

During 2007, administrative and general expenses increased $1.5 million, or 2.8%, compared to 2006. Outside services increased $0.6 million or 15.4%, due primarily to increased legal expense. Fees to the Commissions (calculated as a percentage of revenue) increased $0.5 million due to the increased revenue and a change in the rate charged by the Commissions. Liability insurance increased $0.5 million, or 33.2%, due to higher insurance premiums. Other expense elements contributed to the balance of the change, but none were individually significant.

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

For 2007, other operations expenses increased $3.4 million, or 7.9%, from 2006. The cost of operating the production and distribution systems increased $1.6 million, or 6.6% over the prior year. The largest increase in this category is the cost of labor and outside services for water treatment and water quality testing, which increased by $1.0 million, or 13%. The other major increase is due to additional provision for uncollectible accounts, which increased $1.1 million, or 122% over the prior year. We attribute the slow down of the economy and increased foreclosure of homes to be a key factor for the increase in expenses. Other expense elements contributed to the balance of the change, but none were individually significant.

For 2006, other operations expenses increased $2.9 million, or 7.2%, from 2005. The largest increase in this category were payroll costs which increased $1.1 million, or 6.8%, due to general wage increases and increases in the number of employees. Other expense elements contributed to the balance of the change, but none were individually significant.

Maintenance

Maintenance expenses increased $2.7 million, or 17.6%, in 2007, compared to 2006 due to increased costs for maintenance of mains and services. For 2006, maintenance expenses increased $0.4 million, or 2.5%, compared to 2005. In 2006, maintenance expense increased due to repairs of water treatment equipment, water mains, and wells.

Depreciation and Amortization

Depreciation and amortization increased due to the increased level of our capital expenditures and our use of a higher depreciation rate as authorized by the CPUC.

Income Taxes

For 2007, income taxes increased $3.9 million as compared to 2006. For 2006, income taxes decreased $3.2 million as compared to 2005. The increase in income tax for 2007, as compared to 2006, was due to higher pretax income. The effective tax rate was 39.9%, 39.7%, and 42.4% in 2007, 2006, and 2005, respectively. The effective tax rate was affected by the flow through method of accounting for income taxes which resulted from differences between tax depreciation and book depreciation on both pre-1982 assets, as well as all California assets. In addition, we benefit from an additional tax deduction for the qualified production activity deduction for income attributed to the production of water. The flow through method of accounting is described in the Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements. We anticipate the reversal of federal tax depreciation on pre-1982 assets to continue in future years; however, its effect on our tax provision is uncertain due to the offsetting flow-through of state tax depreciation, which continues to increase with capital additions and the impact of cost to remove of pre-1982 assets.

Property and Other Taxes

For 2007, expenses increased $0.8 million, or 6.0%, compared to 2006 due to increased local franchise tax, which is based upon revenue. For 2006, expenses increased $0.3 million, or 2.3% over 2005 levels. Increased property taxes were the primary cause for the increase in 2006.

Non-Regulated Income, Net

The major components of non-regulated income are revenue and operating expenses related to the following activities:

•	operating and maintenance services (O&M);

•	meter reading and billing services;

•	antenna site leases;

•	Extended Service Protection (ESP);

•	design and construction services; and

•	interest income

For 2007, non-regulated income net of expenses increased $1.0 million, or 29%, compared to 2006. The increase was primarily due to increased non-regulated revenues from our ESP program, interest income, and antenna site leases. For 2006, non-regulated income increased $0.5 million, or 15%, compared to 2005. See Note 3 of the Notes to Consolidated Financial Statements for additional information.

Gain on Sale of Non-Utility Property

For 2007, pretax gains from non-utility property sales were $2.5 million compared to $0.3 million for 2006 and $2.2 million in 2005. Earnings and cash flow from these transactions are sporadic and may or may not continue in future periods, depending upon market conditions. The Company has other non-utility properties that may be marketed in the future based on real estate market conditions.

Interest Expenses

In 2007 interest expenses remained the same as there were no additional borrowings on either a long-term basis or on our line of credit. In 2006, interest expenses increased by $1.1 million, or 6%, as a result of our issuance of $20 million senior unsecured notes and higher interest rates. Capitalized interest in 2007, 2006, and 2005 was $2.6 million, $2.7 million, and $0.9 million, respectively. See the “Liquidity and Capital Resources” section for more information.

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

GRCs, step rate increase filings, and offset filings change rates to amounts that will remain in effect until the next GRC. The CPUC follows a rate case plan, which requires Cal Water to file a GRC for each of its 24 regulated operating districts every three years. In a GRC proceeding, the CPUC not only considers the utility’s rate setting requests, but may consider other issues that affect the utility’s rates and operations. Effective in 2004, Cal Water’s GRC schedule was shifted from a calendar year to a fiscal year with test years commencing on July 1st. The CPUC is generally required to issue its GRC decision prior to the first day of the test year or authorize interim rates. As such, Cal Water’s GRC decisions, prior to 2005, were generally issued in the fourth quarter, but are expected to be issued in the second quarter of each year until 2011, when the updated rate case plan takes effect. A decision on the eight GRCs filed in July of 2006 was delayed beyond July 1, 2007. As required by state law, the CPUC authorized interim rates incorporating the last twelve months change in CPI. A final decision on the 2006 GRC was made on December 20, 2007 with final rates billed effective on January 1, 2008. A provision in the final decision allows recovery of the revenue lost due to the delay over a twelve-month period beginning in the first quarter of 2008.

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

In addition, utilities are entitled to file offset filings. Offset filings may be filed to adjust revenues for construction projects authorized in GRCs when the plant is placed in service or for rate changes charged to the Company for purchased water, purchased power, and pump taxes (referred to as “offsettable expenses”). Such rate changes approved in offset filings remain in effect until the next GRC is approved.

Surcharges and surcredits, which are usually effective for a twelve-month period, are authorized by the CPUC to recover the memorandum and balancing accounts under- and over-collections usually due to changes in offsettable expenses. However, significant under-collection may be authorized over multiple years. Typically, an expense difference occurs during the time period from when an offsettable expense rate changes and we are allowed to adjust its water rates. Expense changes for this regulatory lag period, which may exceed two months, are booked into memorandum and balancing accounts for later recovery. These accounts are subject to reasonableness review. Future recovery of balancing account balances will be addressed in general rate cases or by advice letter filings if the account balance is greater than 2% of revenues. As of December 31, 2006, and December 31, 2007, the amount in the balancing accounts was $1.5 million and $3.1 million, respectively. In 2007, Cal Water previously reported that its internal review of 2006 power rates in Southern California Edison tariff areas resulted in an increased expected recoverable balance in the balancing accounts which is now reflected in the December 31, 2007 balance.

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

				Increase (Decrease)		CA District/
Type of Filing	Decision/ Resolution		Approval Date	Annual Revenue		Subsidiary

GRC, Step Rate and Offset Filings
GRC 2006	D.07-12-055	(1)	January, 2008	$5.8 million		8 districts
Offset	Various	(2)	January, 2008	$3.9 million		6 districts
Offset	AL 1838		November, 2007	$0.8 million		Los Altos
Offset	AL 1828, 1829, 1830		September, 2007	$1.5 million		3 districts
GRC 2006 — Interim rates	D.07-06-028		July, 2007	$2.0 million		8 districts
Step Rate	Various	(3)	July, 2007	$4.6 million		14 districts
Offset	AL 1805		May, 2007	$1.7 million		Stockton
Offset	AL 1801 and 1804		Feb-07	$0.9 million		2 districts
Offset	Various	(4)	Jan-07	$2.5 million		4 districts
Step Rate	Various	(5)	Jan-07	$1.8 million		7 districts
GRC 2006	60761		September 2006	$1.0 million		Washington
Offset	AL 1785, 1786, 1788		Oct-06	$2.3 million		3 districts
GRC 2005	D.06-08-011		September 2006	$4.9 million		8 districts
Offset	ALs 1776 and 1777		Jul-06	$2.2 million		2 districts
Step Rate	D.05-07-022		Jul-06	$4.7 million		8 districts
Offset	AL 1766		June 2006	$0.2 million		Westlake
GRC-Sewer	04-00247-UT		May-06	$0.1 million		New Mexico
Offset	AL 1748-A		Feb-06	$0.3 million		Selma
Step Rate	Various	(6)	Jan-06	$1.9 million		11 districts
Surcharges and Surcredits
Balancing	AL 1835, 1836, 1837	(7)	October, 2007	$2.4 million		3 districts
GRC 2005-Lost Revenue Recovery	AL 1833		September, 2007	$0.5 million		8 districts
Memorandum	AL 1734A		Feb-06	$1.1 million		Salinas
Balancing	AL 1711A		Feb-06	$(0.3 million	)	Visalia
Balancing	AL 1718A		Feb-06	$(0.4 million	)	Hermosa-Redondo

(1)	The CPUC authorized a $7.8 million increase, which was inclusive of the $2.0 million granted in interim rates in July 2007.

(2)	Increases result from advice letters 1844, 1845, 1846, 1849, 1850, and 1851.

(3)	Increases were authorized in D.05-07-022 and D.06-08-011.

(4)	Increases result from advice letters 1791, 1797, 1798, and 1799.

(5)	Increases were authorized in D.03-09-021, D.04-04-041, and D.04-09-038.

(6)	Increases were authorized in D.03-09-021, D.03-10-005, D.04-04-041, and D.04-09-038.

(7)	Authorized surcharges are $2.4 million from October 2007 through September 2008 and $1.9 million from October 2008 through September 2009.

The estimated impact of rate changes compared to the prior year is listed in the following table:

	2007	2006	2005
	Dollars in millions

Step rate increases	$6.6	$4.4	$4.8
General Rate Case (GRC)	3.3	5.7	5.8
Offset (purchased water/pump taxes)	4.6	3.2	1.2
Balancing accounts, net	0.1	(3.4)	3.9
Catch-up surcharge, net	—	—	(3.5)
Other	0.4	0.2	—

Rate increases	$15.0	$10.1	$12.2

Remaining Unrecorded Balances from Previously Authorized Balancing Accounts Recoveries/Refunds

The total of unrecorded, under-collected memorandum and balancing accounts was approximately $3.1 million as of December 31, 2007. Included in this amount, Cal Water has amounts from districts that are pending further action when balances become large enough to warrant action of either recovery or refund.

Rate Case Plan

In December 2005, the CPUC issued the California Water Action Plan. The plan focuses on four key principles, among other things, including safe, high quality water; highly reliable water supplies; efficient use of water; and reasonable rates and viable utilities. In accordance with the Water Action Plan’s objective to streamline regulatory decision-making the CPUC issued R.06-12-016 in December 2006, to address streamlining of its water rate case plan. The CPUC issued D.07-05-062 on May 24, 2007 adopting a new rate case plan (RCP). As a result, Cal Water will be filing a company-wide general rate case every three years beginning in July 2009. Rates would be effective approximately 18 months from the filing date or January 1, 2011 in the first cycle. As an interim measure, the CPUC will allow Cal Water to incorporate general operations costs including company benefits in rates for all districts after a decision in its 2007 general rate case. In addition, for the sixteen districts that have a delayed effective date, the CPUC will authorize interim rates from the authorized effective date under the old rate case plan. These interim rates will be subject to adjustment based on a final determination in the 2009 general rate case filing. In addition to general rate case processing, the RCP set a schedule for separate cost of capital applications. Under the RCP, Cal Water would file its cost of capital application every three years beginning May 1, 2008. The CPUC plans to consolidate the May 1 applications of all multi-district Class A water utilities into a combined proceeding.

Pending Filings as of February 8, 2008:

2007 GRC Filing

On July 3, 2007, Cal Water filed its 2007 GRC application covering eight districts and general office costs. As provided in the RCP, Cal Water will be allowed to increase rates in all other regulated districts in California after a decision is adopted. Cal Water expects a decision regarding its 2007 GRC to be issued in the second or third quarter of 2008. If rates are not adopted as of July 1, 2008, Cal Water expects the CPUC will adopt an effective date of July 1 and allow interim rates. The amount requested in the 2007 GRC is approximately $67.5 million in 2008/2009, $21.9 million in 2009/2010, and $14.8 million in 2010/2011. These amounts include prorated general office costs Cal Water would apply to all its California regulated districts. The amounts granted may vary due to a variety of factors. Over the past few years, the amount approved by the CPUC has been substantially less than the requested amount. We are unable to predict the timing and final outcome of the filing at this time.

PBOP Application

In December 2006, Cal Water filed an application to allow it to recover additional funding associated with its postretirement benefit other than pensions (PBOP) or retiree healthcare plan. For the period 1993 through 2005, Cal Water funded and recognized as its PBOP expense at the Internal Revenue Code’s (IRC) maximum tax-deductible contribution level (Maximum Contribution Level) using an IRC 401(h) account as the funding mechanism. The excess expense between the Maximum Contribution Level and FAS 106 accrual during the employees’ expected service period was recorded as a regulatory asset. As of December 31, 2007, the regulatory asset was approximately $9.8 million.

In February 2007, the Division of Ratepayer Advocates (DRA) filed its protest to our PBOP application. In their protest, the DRA requested to dismiss the application with prejudice. Despite several attempts to settle the issues, the parties have been unable to reach a settlement. In October 2007, the CPUC held evidentiary hearings. Subsequently, the parties fully briefed the issues, and the evidentiary record was closed in December. On February 11, 2008, the Administrative Law Judge (ALJ) issued his proposed decision (PD) in Cal Water’s PBOP proceeding. The proposed decision is not a final decision on the matter, but recommends to the CPUC the ALJ’s findings, conclusions of law and recommended orders. The PD orders Cal Water to recover its regulatory asset as requested over a fifteen year period through a surcharge, which may be rolled into its general rates. DRA has requested oral arguments, which will give the parties a final opportunity to orally comment on the PD before all Commissioners. Following the oral arguments, the CPUC will issue its final decision on this matter.

In 2005, Cal Water established two Voluntary Employee Beneficiary Associations (VEBAs) to allow for increased funding, which also permit a current period income tax deduction. Cal Water intends to increase its funding, so the PBOP plan accrual is fully funded each year during the employee’s service period.

Conservation Application

Decision 06-08-011 directed Cal Water to file an application to implement conservation rates and a sales decoupling mechanism. On October 23, 2006, Cal Water filed Application 06-10-026 requesting a water revenue balancing account, a conservation memorandum account, and conservation rates. This request was consolidated with applications filed by other water companies in the CPUC’s Order Instituting Investigation 07-01-022. As of February 8, 2007, this proceeding is still open and pending CPUC approval.

2008 Regulatory Activity

In December 2007, Cal Water received a decision on its 2006 general rate case filing. The decision allowed an increase of $7.8 million in rates for eight districts. This increase is inclusive of the $2.0 million in interim rates approved in July 2007. As a result, in December 2007 Cal Water filed advice letters to implement the adopted rates in January 2008. Under CPUC advice letter processing rules, Cal Water charges the rates in compliance advice letters to its customers upon filing. These rates are subject to refund until approved by the CPUC staff. While these compliance filings have not been approved as of February 8, 2008, Cal Water expects that they will be approved and effective as filed.

In January 2008, Cal Water filed advice letters to offset increased purchased water and pump tax rates in six of its regulated districts. Under CPUC advice letter processing rules, Cal Water charges the rates in expense offset advice letters to its customers upon filing. These rates are subject to refund until approved by the CPUC staff. While these offsets have not been approved as of February 8, 2008, Cal Water expects that they will be approved and effective as filed.

In February 2008, Cal Water expects to file advice letters to recover the lost revenue resulting from the delayed effective date of a final decision in its 2006 GRC. The lost revenue request will be based on a calculation from recorded sales and customers during the period from July 2007 through January 2008. Cal Water cannot predict the exact dollar amount of the changes at this time, but expects they will be collected as a surcharge on customer bills for a twelve-month period beginning in the first quarter of 2008.

In April and July 2008, Cal Water plans to file advice letters to offset expected increases in purchased water and pump tax charges in some districts. Cal Water cannot predict the exact timing or dollar amount of the changes. However, expense offsets are dollar-for-dollar increases in revenue to match increased expenses.

In May 2008, Cal Water is required to file an application for its cost of capital requirements under the CPUC’s rate case plan. This will be the first stand-alone cost of capital filing under new rules. As such, Cal Water cannot predict whether or when this application would change rates, or the magnitude of any potential changes.

Cal Water intends to file for step rate increases in July 2008 for sixteen districts. The CPUC’s current practice on approving step rate increases is based partly on inflation through March 2008. Inputs to the weather-adjusted earnings test include recorded information through March 2008. Therefore, Cal Water does not know the amount of its request at this time.

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

California’s normal weather pattern yields little precipitation between mid-spring and mid-fall. The Washington Water service areas receive precipitation in all seasons, with the heaviest amounts during the winter. New Mexico Water’s rainfall is heaviest in the summer monsoon season. Hawaii Water receives precipitation throughout the year, with the largest amounts in the winter months. Water usage in all service areas is highest during the warm and dry summers and declines in the cool winter months. Rain and snow during the winter months replenish underground water aquifers and fill reservoirs, providing the water supply for subsequent delivery to customers. To date, snowpack water content and rainfall accumulation during the 2007-2008 water year has been above average. Precipitation in the prior year was below average. Management believes that supply pumped from underground aquifers and purchased from wholesale suppliers will be adequate to meet customer demand during 2008 and beyond. Long-term water supply plans are developed for each of our districts to help assure an adequate water supply under various operating and supply conditions. Some districts have unique challenges in meeting water quality standards, but management believes that supplies will meet current standards using current treatment processes.

Liquidity and Capital Resources

Cash flow from Operations

During 2007 we generated cash flow from operations of approximately $50 million, compared to $61 million during 2006, and $82 million in 2005. Cash flow from operations is primarily generated by net income and non-cash expenses for depreciation and amortization and deferred income taxes. Cash generated by operations varies during the year.

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

Investing Activities

During 2007 we used $76 million of cash for company-funded capital expenditures and $1.5 million for acquisitions of new systems. Capital expenditures were budgeted at approximately $85 million. At December 31, 2007, we had accrued payables of $11.2 million related to company-funded capital projects. Developer funded capital expenditures were $25.3 in 2007 compared to $26 million in 2006. Developer funded projects vary year-to-year based upon housing markets in our service area.

Financing Activities

During 2007 there were no debt or equity offerings, as we had adequate funds from the equity offering in 2006. Dividend payments were higher in 2007 from the prior year due to additional shares outstanding and a higher dividend rate in 2007.

Short-Term Financing

Short-term liquidity is provided by credit facilities extended to us and certain of our subsidiaries and by internally generated funds. Long-term financing is accomplished through use of both debt and equity. Short-term bank borrowings were zero at December 31, 2007, and December, 2006. Cash and cash equivalents were $6.7 million at December 31, 2007, and $60.3 million at December 31, 2006. Given our ability to access our lines of credit on a daily basis, cash balances are managed to levels required for daily cash needs and excess cash is invested in short-term or cash equivalent instruments. Minimal operating levels of cash are maintained for Washington Water, New Mexico Water, and Hawaii Water.

Cal Water has a $55 million credit facility agreement that expires in April, 2012. The agreement requires debt as a percent of total capitalization to be less than 67%. To date, we have met all covenant requirements and are eligible to use the full amount of the commitment. In addition to borrowings, the credit facility allows for letters of credit up to $10 million, which reduces the available amount to borrow when utilized. One letter of credit was outstanding at December 31, 2007, for $0.5 million related to an insurance policy. Interest is charged on a variable basis and fees are charged for unused amounts. As of December 31, 2007, there were no borrowings against the credit facility.

A separate credit facility for $20 million also exists for use by us and our subsidiaries, including Washington Water, New Mexico Water, and Hawaii Water. The term of the current agreement expires in April 2012. The agreement requires debt as a percent of total capitalization to be less than 67% and an interest coverage ratio of at least 2.5:1.0. To date, we have met all covenant requirements and are eligible to use the full amount of the commitment. In addition to borrowings, the credit facility allows for letters of credit up to $5 million, which would reduce the amount available to be borrowed under the credit facility. No letters of credit were outstanding at December 31, 2007. Interest is charged on a variable basis and fees are charged for unused amounts. As of December 31, 2007, there were no borrowings against the credit facility.

Credit Ratings

Cal Water’s first mortgage bonds are rated by Standard & Poor’s (S&P). Since 2004, the credit rating agency has maintained their rating of A+ and characterized us as stable. In the past, the credit agency has been concerned over the rate-setting process and decisions by the CPUC. Also, concerns were raised about our present level of capital expenditures, which will need to be partially financed through long-term borrowings or equity offerings. Management believes we would be able to meet financing needs even if ratings were downgraded, but a rating change could result in a higher interest rate on new debt.

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

In September 2004, the CPUC issued a decision granting Cal Water authority to complete up to $250 million of equity and debt financing through 2010, subject to certain restrictions. Following our financing activities during

2006 we have approximately $150 million of authorized equity and debt financing that we can complete through 2010 without seeking further authorization from the CPUC.

During 2006, we raised approximately $103 million of capital. Of this amount, $20 million was raised through privately placed senior unsecured notes. The remaining $83 million was raised through the issuance of 2.3 million shares of common stock.

In September 2006, we filed a shelf registration statement with the SEC for up to $150 million in preferred stock and common stock in addition to our prior shelf registration permitting up to $35.6 million in preferred stock and common stock. On October 12, 2006, we completed an underwritten public offering of 2,250,000 shares of our common stock (including 250,000 shares pursuant to the exercise, in part, by the underwriters of their over-allotment option) at a price per share of $36.75 to the public, raising approximately $83 million in gross proceeds. For additional information please reference our Form 8-K, dated October 12, 2006 on file with the SEC. After issuance of these shares, we had approximately $101 million in remaining securities available for future issuance under our shelf registration.

In 2007, we utilized cash generated from operations and financing activities in 2006. In future periods, management anticipates funding our capital needs through a relatively balanced approach between long term debt and equity.

We did not issue any significant long-term debt or common stock in 2007.

Additional information regarding the bank borrowings and long-term debt is presented in Notes 8 and 9 in the Notes to Consolidated Financial Statements.

Off-Balance Sheet Transactions

We do not utilize off-balance-sheet financing or utilize special purpose entity arrangements for financing. We do not have equity ownership through joint ventures or partnership arrangements.

Contractual Obligations

		Less than			After
	Total	1 Year	1-3 Years	3-5 Years	5 Years
	(In thousands)

Long-term debt	$291,921	$2,701	$5,115	$8,357	$275,748
Interest payments	254,103	17,873	35,245	34,226	166,759
Advances for construction	168,024	5,712	11,281	11,214	139,817
Office leases	1,553	702	589	214	48
System leases	8,842	961	1,922	1,709	4,250
Water supply contracts	467,035	17,236	34,472	34,472	380,855

TOTAL	$1,191,478	$45,185	$88,624	$90,192	$967,477

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

We have a contract with the Santa Clara Water District, which contains minimal purchase provisions. The contract payment varies with the volume of water purchased above the minimal levels. Management plans to continue to purchase and use at least the minimum water requirement under this contract in the future. Total paid under this contract was $6.2 million in 2007, $5.3 million in 2006, and $4.8 million in 2005.

The water supply contract with Stockton East Water District (SEWD) requires a fixed, annual payment and does not vary during the year with the quantity of water delivered by the district. Due to the fixed price arrangement, we utilize as much water as possible from SEWD in order to minimize the cost of operating Company-owned wells used to supplement SEWD deliveries. The total paid under the contract was $5.5 million in 2007, $4.4 million in 2006, and $4.3 million in 2005. Pricing under the contract varies annually. Estimated annual contractual obligations in the above table are based on the same payment level as 2007. Future cost increases by SEWD are expected to be offset by a decline in the allocation of costs to us as more of these costs are expected to be allocated to other SEWD customers due to growth within their service areas.

On September 21, 2005, we entered into an agreement with Kern County Water Agency (Agency) to obtain treated water for our operations. The term of the agreement is to January 1, 2035, or until the Agency’s bonds are repaid. The Agency’s bonds are described below. Under the terms of the agreement, we were obligated to purchase approximately 12,200 acre feet of treated water in 2007 and an incrementally higher volume of water for each subsequent year until 2017, when we are obligated to purchase 20,500 acre feet of treated water per year. We are obligated to pay a capital facilities charge and a treated water charge, both of which will be expensed as invoiced, regardless of whether we can use the water in our operation, and we are obligated for these charges even if the Agency cannot produce an adequate amount to supply the 20,500 acre feet in the year. This agreement supersedes a prior agreement with Kern County Water Agency for the supply of 11,500 acre feet of water per year. Total paid, under the prior agreement, was $2.9 million in 2007, and 3.3 million in 2006 and 2005.

Three other parties, including the City of Bakersfield, are also obligated to purchase a total of 32,500 acre feet per year under separate agreements with the Agency. Further, the Agency has the right to proportionally reduce the water supply provided to all of the participants if it cannot produce adequate supplies. The participation of all parties in the transaction for expansion of the Agency’s facilities, including its water purification plant, purchase of the water, and payment of interest and principal on the bonds being issued by the Agency to finance the transaction, is required as a condition to the obligation of the Agency to proceed with expansion of the Agency’s facilities. If any of the other parties does not use its allocation in a given year, that party is still obligated to pay its contracted amount.

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

Company-funded utility plant expenditures were $76.0 million, $88.4 million, and $73.8 million in 2007, 2006, and 2005, respectively. A majority of capital expenditures was associated with mains and water treatment equipment.

For 2008, Company-funded capital expenditures are budgeted at approximately $85 million. We do not expect a decline in annual capital expenditure for the next five years.

Other capital expenditures are funded through developer advances and contributions in aid of construction (non-company funded). The expenditure amounts were $25.3 million, $26.0 million, and $16.9 million in 2007, 2006, and 2005, respectively. The changes from year-to-year reflect expansion projects by developers in our service areas.

Management expects us to incur non-company funded expenditures in 2008. These expenditures will be financed by developers through refundable advances for construction and non-refundable contributions in aid of construction. Developers are required to deposit the cost of a water construction project with us prior to our commencing construction work, or the developers may construct the facilities themselves and deed the completed facilities to us. Funds are generally received in advance of incurring costs for these projects. Advances are normally refunded over a 40-year period without interest. Future payments for advances received are listed under contractual obligations above. Because non-company-funded construction activity is solely at the discretion of developers, we cannot predict the level of future activity. The cash flow impact is expected to be minor due to the structure of the arrangements.

Capital Structure

In 2007, common stockholders’ equity was $385.7 million. In 2006, common stockholders’ equity increased by $84.4 million, due primarily to a net increase in Common Stock of $79.6 million, which was the direct result of the aforementioned October 2006 public offering. In 2006, the long-term debt increased $18.3 million due primarily to the issuance of $20 million of senior unsecured notes. See the Long-Term Financing section above for additional information.

Total capitalization at December 31, 2007, was $678.4 million and $673.6 million at December 31, 2006. The Company intends to issue common stock and long-term debt to finance our operations. The capitalization ratios will vary depending upon the method we choose to finance our operations.

At December 31, 2007, capitalization ratios were:

	2007	2006

Common equity	56.9%	56.2%
Preferred stock	0.5%	0.5%
Long-term debt	42.6%	43.3%

The return (from both regulated and non-regulated operations) on average common equity was 8.1% in 2007 compared to 8.2% in 2006.

Acquisitions

Although there were no significant acquisitions in the periods presented, the following acquisitions were completed in 2007, 2006 and 2005.

In 2007, after receiving regulatory approval, we acquired a water system with allowed rate base of approximately $425,000 for $388,000 in cash. In addition, in Washington we acquired five water systems for $1.1 million in cash, which was the approximate value of rate base of the systems.

In August 2006, we acquired the assets of Independent Utility Company, for approximately $0.5 million in cash in exchange for the assets of the system, including three wells and 340 acre-feet of water rights. Located 15 miles east of Albuquerque, New Mexico, we merged the system and its 400 customers into New Mexico Water Service Company. No goodwill was recorded in the transaction.

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

Real Estate Program

We own real estate. From time to time, certain parcels are deemed no longer used or useful for water utility operations. Most surplus properties have a low cost basis. We developed a program to realize the value of certain surplus properties through sale or lease of those properties. The program will be ongoing for a period of several years. Property sales produced pretax gains of $2.5 million, $0.4 million, and $2.3 million in 2007, 2006, and 2005, respectively. As sales are dependent on real estate market conditions, future sales, if any, may or may not be at prior year levels.

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

We do not have equity investments and, therefore, do not have equity risks.

Item 8.	Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
California Water Service Group:

We have audited the accompanying consolidated balance sheets of California Water Service Group and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of income, common stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of California Water Service Group and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2007, California Water Service Group adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.

Also as discussed in Note 2 to the consolidated financial statements, effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), Share-Based Payment, and effective December 31, 2006, the Company adopted the initial funded status recognition and disclosure provisions of SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an Amendment of FASB Statements No. 87, 88, 106, and 132(R). In addition, the Company changed its method for quantifying errors in its financial statements in 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), California Water Service Group’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 28, 2008, expressed an unqualified opinion on the effectiveness of California Water Service Group’s internal control over financial reporting.

/s/  KPMG LLP

Mountain View, California
February 28, 2008

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
California Water Service Group:

We have audited California Water Service Group’s internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management of California Water Service Group is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Managements’ Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, California Water Service Group maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework, issued by the COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of California Water Service Group and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of income, common stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2007, and our report dated February 28, 2008 expressed an unqualified opinion on those consolidated financial statements.

/s/  KPMG LLP

Mountain View, California
February 28, 2008

Consolidated Balance Sheets

	December 31,
	2007	2006
	In thousands, except per share data

ASSETS
Utility plant:
Land	$17,191	$15,460
Depreciable plant and equipment	1,370,409	1,278,356
Construction work in progress	43,646	35,659
Intangible assets	15,801	14,940

Total utility plant	1,447,047	1,344,415
Less accumulated depreciation and amortization	(436,851)	(402,940)

Net utility plant	1,010,196	941,475

Current assets:
Cash and cash equivalents	6,734	60,312
Receivables, net of allowance for doubtful accounts of $641 and $260, respectively:
Customers	18,600	19,526
Other	8,617	6,700
Unbilled revenue	12,911	11,341
Materials and supplies at weighted average cost	4,744	4,515
Prepaid pension expense	—	1,696
Taxes, prepaid expenses, and other assets	8,369	5,534

Total current assets	59,975	109,624

Other assets:
Regulatory assets	90,908	93,785
Unamortized debt premium and expense	6,745	7,418
Other	16,675	12,717

Total other assets	114,328	113,920

	$1,184,499	$1,165,019

CAPITALIZATION AND LIABILITIES
Capitalization:
Common stock, $0.01 par value; 25,000 shares authorized, 20,666 and 20,657, outstanding in 2007 and 2006, respectively	$207	$207
Additional paid-in capital	211,885	211,513
Retained earnings	173,617	166,582

Total common stockholders’ equity	385,709	378,302
Preferred stock without mandatory redemption provision, $25 par value, 380 shares authorized, 139 shares outstanding	3,475	3,475
Long-term debt, less current maturities	289,220	291,814

Total capitalization	678,404	673,591

Current liabilities:
Current maturities of long-term debt	2,701	1,778
Accounts payable	36,694	33,130
Income taxes payable	—	7,918
Accrued other taxes	2,216	1,971
Accrued interest	3,073	3,072
Other accrued liabilities	24,969	22,356

Total current liabilities	69,653	70,225

Unamortized investment tax credits	2,467	2,541
Deferred income taxes	69,712	69,503
Regulatory liabilities	20,386	19,954
Pension and postretirement benefits other than pension	39,444	48,584
Advances for construction	168,024	157,660
Contributions in aid of construction	118,012	109,504
Other long-term liabilities	18,397	13,457
Commitments and contingencies	—	—

	$1,184,499	$1,165,019

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Income

	For the Years Ended December 31,
	2007	2006	2005
	In thousands, except per share data

Operating revenue	$367,082	$334,717	$320,728

Operating expenses:
Operations:
Purchased water	106,748	93,426	87,504
Purchased power	23,974	22,738	20,541
Pump taxes	8,161	8,094	7,620
Administrative and general	54,262	52,793	48,771
Other	46,310	42,923	40,032
Maintenance	18,336	15,591	15,216
Depreciation and amortization	33,563	30,652	28,731
Income taxes	17,887	15,297	17,875
Property and other taxes	13,671	12,897	12,613

Total operating expenses	322,912	294,411	278,903

Net operating income	44,170	40,306	41,825

Other income and expenses:
Non-regulated revenue	13,557	10,645	9,261
Non-regulated expense	(9,114)	(7,208)	(6,282)
Gain on sale of non-utility property	2,516	348	2,250
Less: income taxes on other income and expenses	(2,836)	(1,542)	(2,131)

Net other income and expenses	4,123	2,243	3,098

Interest expense:
Interest expense	19,719	19,669	18,600
Less capitalized interest	(2,585)	(2,700)	(900)

Net interest expense	17,134	16,969	17,700

Net income	$31,159	$25,580	$27,223

Earnings per share:
Basic	$1.50	$1.34	$1.47
Diluted	$1.50	$1.34	$1.47
Weighted average number of common shares outstanding:
Basic	20,665	18,905	18,379
Diluted	20,689	18,925	18,402

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Common Stockholders’ Equity and Comprehensive Income

For the years ended December 31, 2007, 2006 and 2005

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Income (Loss)	Equity
	In thousands

Balance at December 31, 2004	18,367	$184	$131,271	$156,851	$(701)	$287,605

Net income		—	—	27,223	—	27,223
Net other comprehensive loss		—	—	—	(501)	(501)

Comprehensive income		—	—	—	—	26,722
Issuance of common stock	23	—	720	—	—	720
Dividends paid:
Preferred stock		—	—	(153)	—	(153)
Common stock		—	—	(20,953)	—	(20,953)

Total dividends paid		—	—	(21,106)	—	(21,106)

Balance at December 31, 2005	18,390	184	131,991	162,968	(1,202)	293,941
Net income		—	—	25,580	—	25,580
Reclassification of minimum pension liability to regulatory asset, net of tax effect of $802, in conjunction with the implementation of SFAS no. 158 (see Note 12)		—	—	—	1,202	1,202

Comprehensive income		—	—	—	—	26,782
Issuance of common stock, net of expenses of $3,680	2,267	23	79,522	—	—	79,545
Dividends paid:
Preferred stock		—	—	(153)	—	(153)
Common stock		—	—	(21,813)	—	(21,813)

Total dividends paid		—	—	(21,966)	—	(21,966)

Balance at December 31, 2006	20,657	207	211,513	166,582	—	378,302
Net income		—	—	31,159	—	31,159
Issuance of common stock	9	—	372	—	—	372
Dividends paid:
Preferred stock		—	—	(153)	—	(153)
Common stock		—	—	(23,971)	—	(23,971)

Total dividends paid		—	—	(24,124)	—	(24,124)

Balance at December 31, 2007	20,666	$207	$211,885	$173,617	—	$385,709

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2007	2006	2005
	In thousands

Operating activities:
Net income	$31,159	$25,580	$27,223

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	33,563	30,652	28,731
Amortization of debt premium and expenses	673	665	661
Net change in deferred income taxes, investment tax credits, and regulatory assets and liabilities	(262)	3,218	3,908
Gain on sale of non-utility property	(2,516)	(348)	(2,250)
Changes in operating assets and liabilities:
Receivables	(881)	(5,381)	5,545
Unbilled revenue	(1,570)	104	(2,138)
Taxes, prepaid expenses, and other assets	(5,781)	(437)	6,491
Accounts payable	2,857	(865)	12,604
Material and supplies	(228)	(322)	(1,021)
Other current liabilities	(4,282)	11,045	3,841
Other changes, net	(2,678)	(2,943)	(1,106)

Net adjustments	18,895	35,388	55,266

Net cash provided by operating activities	50,054	60,968	82,489

Investing activities:
Utility plant expenditures:
Company-funded	(75,996)	(88,382)	(73,799)
Developer advances and contributions in aid of construction	(25,347)	(26,032)	(16,948)
Proceeds from sale of non-utility assets	2,495	353	2,316
Acquisitions	(1,479)	(509)	(471)

Net cash used in investing activities	(100,327)	(114,570)	(88,902)

Financing activities:
Issuance of common stock, net of expenses	372	79,545	720
Issuance of long-term debt, net of expenses	264	19,879	227
Advances for construction	16,596	22,007	15,389
Refunds of advances for construction	(6,306)	(6,189)	(4,840)
Contributions in aid of construction	11,873	12,953	7,924
Retirement of long-term debt	(1,980)	(1,848)	(1,188)
Dividends paid	(24,124)	(21,966)	(21,106)

Net cash (used in) provided by financing activities	(3,305)	104,381	(2,874)

Change in cash and cash equivalents	(53,578)	50,779	(9,287)
Cash and cash equivalents at beginning of year	60,312	9,533	18,820

Cash and cash equivalents at end of year	$6,734	$60,312	$9,533

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest (net of amounts capitalized)	$16,459	$16,146	$16,811
Income taxes	30,220	5,471	12,411
Supplemental disclosure of non-cash activities:
Accrued payables for investments in utility plant	11,186	10,477	12,613

See accompanying Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements
December 31, 2007, 2006, and 2005
Amounts in thousands, except share data

1	ORGANIZATION AND OPERATIONS

California Water Service Group (Company) is a holding company that provides water utility and other related services in California, Washington, New Mexico, and Hawaii through its wholly-owned subsidiaries. California Water Service Company (Cal Water), Washington Water Service Company (Washington Water), New Mexico Water Service Company (New Mexico Water), and Hawaii Water Service Company, Inc. (Hawaii Water) provide regulated utility services under the rules and regulations of their respective state’s regulatory commissions (jointly referred to as the Commissions). CWS Utility Services and HWS Utility Services LLC provide non-regulated water utility and utility-related services.

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

Revenues from regulated customers include fees that are paid to the Commissions. This amount is recorded in revenue and in other operating expenses. Fees paid to the Commissions were $4,981 in 2007, $4,483 in 2006, and $4,123 in 2005.

The Company provides an allowance for doubtful accounts. The allowance is based upon specific identified, potentially troubled accounts plus an estimate of uncollectible accounts based upon historical percentages. The balance of customer receivables is net of the allowance for doubtful accounts at December 31, 2007 and 2006 of $641 and $260, respectively.

The activities in the allowance for doubtful accounts are as follows:

	2007	2006

Beginning Balance	$260	$272
Provision for uncollectible accounts	2,063	928
Net write off of uncollectible accounts	(1,682)	(940)

Ending Balance	$641	$260

Notes to Consolidated Financial Statements — (Continued)

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

Utility Plant

Utility plant is carried at original cost when first constructed or purchased, except for certain minor units of property recorded at estimated fair values at the date of acquisition. When depreciable plant is retired, the cost is eliminated from utility plant accounts and such costs are charged against accumulated depreciation. Maintenance of utility plant is charged to operating expenses as incurred. Maintenance projects are not accrued for in advance. Interest is capitalized on plant expenditures during the construction period and amounted to $2,585 in 2007, $2,700 in 2006, and $900 in 2005.

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

The following table represents depreciable plant and equipment as of December 31:

	2007	2006

Equipment	$291,645	$260,437
Transmission and distribution plant	994,713	940,434
Office buildings and other structures	84,051	77,485

Total	$1,370,409	$1,278,356

Depreciation of utility plant for financial statement purposes is computed on a straight-line basis over the assets’ estimated useful lives and provides for asset retirement costs as follows:

Useful Lives

Equipment	5 to 50 years
Transmission and distribution plant	40 to 65 years
Office Buildings and other structures	50 years

The provision for depreciation expressed as a percentage of the aggregate depreciable asset balances was 2.7% in 2007, 2.6% in 2006, and 2.7% in 2005. For income tax purposes, as applicable, the Company computes depreciation using the accelerated methods allowed by the respective taxing authorities. Plant additions since June 1996 are depreciated on a straight-line basis for tax purposes in accordance with tax regulations. The Company has a legal obligation to retire wells in accordance with Department of Public Health regulations. The Company has been allowed to collect retirement obligation costs from ratepayers through depreciation expense. As of December 31, 2007 the retirement obligation is estimated to be $9,548, of which $3,157 has been collected from ratepayers.

Notes to Consolidated Financial Statements — (Continued)

Cash Equivalents

Cash equivalents include highly liquid investments with remaining maturities of three months or less at the time of acquisition. As of December 31, 2007 and 2006, cash equivalents included investments in money market funds in the amount of $1,775 and $53,896, respectively.

Restricted Cash

Restricted cash primarily represents proceeds collected through a surcharge on certain customers’ bills plus interest earned on the proceeds and is used to service California Safe Drinking Water Bond obligations. All restricted cash is classified in prepaid expenses. At December 31, 2007 and 2006, restricted cash was $1,197 and $1,304, respectively.

Regulatory Assets and Liabilities

The Company operates extensively in a regulated business, and as such is subject to the provisions of Statement of Financial Accounting Standards (SFAS) No. 71, “Accounting for the Effects of Certain Types of Regulations.” In accordance with SFAS No. 71, the Company defers costs and credits on the balance sheet as regulatory assets and liabilities when it is probable that those costs and credits will be recognized in the ratemaking process in a period different from the period in which they would have been reflected in income by an unregulated company. In determining the probability of costs being recognized in other periods, the Company considers regulatory rules and decisions, past practices, and other facts or circumstances that would indicate if recovery is probable. These deferred regulatory assets and liabilities are then reflected in the income statement in the period in which the same amounts are reflected in the rates charged for service. In the event that a portion of the Company’s operations were no longer subject to the provisions of SFAS No. 71, the Company would be required to write off related regulatory assets and liabilities that are not specifically recoverable and determine if other assets might be impaired. If a commission determined that a portion of the Company’s assets were not recoverable in customer rates, the Company would be required to determine if the Company had suffered an asset impairment that would require a write-down in the assets’ valuation. There was no such asset impairment in 2007, 2006 or 2005. The income tax temporary differences relate primarily to the difference between book and federal income tax depreciation on utility plant that was placed in service before the regulatory Commissions adopted normalization for rate making purposes. Previously, the tax benefit of tax depreciation was passed on to customers (flow-through). For state income tax purposes, the Commission continues to use the flow-through method. As such timing differences reverse, the Company will be able to include the impact of such differences in customer rates. These federal tax differences will continue to reverse over the remaining book lives of the related assets.

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

Notes to Consolidated Financial Statements — (Continued)

Regulatory assets and liabilities are comprised of the following as of December 31:

	2007	2006

Regulatory Assets
Income tax temporary differences	$35,604	$35,213
Asset retirement obligations, net	6,391	2,914
Pension and Retiree Group Health	34,809	43,345
Other accrued benefits	14,104	12,313

Total Regulatory Assets	$90,908	$93,785

Regulatory Liabilities
Future tax benefits due ratepayers	$20,386	$19,954

Long-Lived Assets

The Company regularly reviews its long-lived assets for impairment, annually or when events or changes in business circumstances have occurred that indicate the carrying amount of such assets may not be fully realizable. Potential impairment of assets held for use is determined by comparing the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the asset. If assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying value of the asset exceeds its fair value. There have been no asset impairments in 2007, 2006, and 2005.

Long-Term Debt Premium, Discount and Expense

The discount and issuance expense on long-term debt is amortized over the original lives of the related debt on a straight-line basis which approximates the effective interest rate. Premiums paid on the early redemption of certain debt and the unamortized original issuance discount and expense are amortized over the life of new debt issued in conjunction with the early redemption. Amortization expense included in interest expense was $673, $665, and $661 for 2007, 2006, and 2005, respectively.

Accumulated Other Comprehensive Loss

The Company has an unfunded Supplemental Executive Retirement Plan. In 2005, the unfunded accumulated benefit obligation of the plan, less the accrued benefit, exceeded the unrecognized prior service cost which was recorded in accumulated other comprehensive loss, net of tax, as a separate component of Common Stockholders’ Equity. In 2006, with the adoption of Statement of Financial Accounting Standard No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” the Company determined that the amount should be reflected as a regulatory asset, as it will be recovered in future customer rates. As a result, during 2006, the Company recognized $1,202 of previously recorded net accumulated other comprehensive loss as a regulatory asset.

Advances for Construction

Advances for Construction consist of payments received from developers for installation of water production and distribution facilities to serve new developments. Advances are excluded from rate base for rate setting purposes. Annual refunds are made to developers without interest. Advances of $166,450, and $157,126 at December 31, 2007, and 2006, respectively, are refunded primarily over a 40-year period in equal annual amounts. In addition, other Advances for Construction totaling $1,574 and $534 at December 31, 2007, and 2006, respectively, are refundable based upon customer connections. Estimated refunds of advances for each succeeding year (2008 through 2012) are approximately $5,712, $5,643, $5,638, $5,609, 5,604, and $139,818 thereafter.

Notes to Consolidated Financial Statements — (Continued)

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

Workers’ Compensation, General Liability and Other Claims

For workers’ compensation, the Company utilized an actuary firm to assist the Company with its estimate of the discounted liability associated with claims submitted and claims not yet submitted based on historical data. For general liability claims and other claims, the Company estimates the cost incurred but not yet paid using historical information.

Collective Bargaining Agreements

As of December 31, 2007, the Company had 891 employees, including 594 non-supervisory employees who are represented by the Utility Workers Union of America, AFL-CIO, except certain engineering and laboratory employees who are represented by the International Federation of Professional and Technical Engineers, AFL-CIO. The union agreements expire at the end of 2009 and wages for 2009 are expected to be negotiated in the fourth quarter of 2008.

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

Common stock options outstanding to purchase common shares were 90,500, 90,500, and 98,000 at December 31, 2007, 2006, and 2005, respectively. Stock Appreciation Rights (SAR) covering 61,640 and

Notes to Consolidated Financial Statements — (Continued)

37,969 shares of common stock were outstanding as of December 31, 2007, and 2006, respectively, and none were outstanding as of December 31, 2005.

All options and most SARs are dilutive and the dilutive effect is shown in the table below.

	2007	2006	2005
	(In thousands, except per share data)

Net income, as reported	$31,159	$25,580	$27,223
Less preferred dividends	153	153	153

Net income available to common stockholders	$31,006	$25,427	$27,070

Weighted average common shares, basic	20,665	18,905	18,379
Dilutive common stock equivalents (treasury method)	24	20	23

Shares used for dilutive calculation	20,689	18,925	18,402

Earnings per share — basic	$1.50	$1.34	$1.47
Earnings per share — diluted	$1.50	$1.34	$1.47

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

Long-Term Incentive Plan

The Company had a stockholder-approved Long-Term Incentive Plan (which was replaced on April 27, 2005, by a stockholder-approved Equity Incentive Plan) that allowed granting of non-qualified stock options. The Company accounted for options issued under the Long-Term Incentive Plan using the intrinsic value method of accounting as prescribed by APB 25. All outstanding options issued under the Long-Term Incentive Plan have an exercise price equal to the market price on the date they were granted. All options granted under the Long-Term Incentive Plan are fully vested. No compensation expense was recorded in 2007, 2006 or 2005, related to stock options issued under the Long-Term Incentive Plan.

Notes to Consolidated Financial Statements — (Continued)

The table below illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provision of SFAS No. 123 to employee compensation for the options granted under the Long-Term Incentive Plan.

2005

Net income available to common stockholders	$27,070
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	46

Pro forma net income available to common stockholders	$27,024

Earnings per share:
Basic — as reported	$1.47
Basic — pro forma	$1.47
Diluted — as reported	$1.47
Diluted — pro forma	$1.47

Other Recent Accounting Pronouncements

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the entity’s financial statements. FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the Company has taken or expects to take on a tax return. The Company adopted FIN 48 in the first quarter of 2007 and it did not have a material impact to the Company’s financial position, results of operations, or cash flows.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an Amendment of FASB Statements No. 87, 88, 106, and 132(R)” (SFAS No. 158). The statement requires an employer to recognize in its statement of financial position an asset for a plan’s over-funded status or a liability for a plan’s under-funded status. The measurement date of the plans’ assets and obligations that determine the funded status is as of the end of the employer’s fiscal year effective in 2008. The adoption of this statement is described in Note 12.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108). The bulletin was issued to address diversity in practice in quantifying financial statement misstatements and the potential under current practice for the build up of improper amounts on the balance sheet. The adoption of SAB 108 in 2006 did not have a material impact on the Company’s financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 157 “Fair Value Measurements.” The statement defines fair value, establishes a framework for measuring fair values in generally accepted accounting principles, and expands disclosures about fair value measurements. The statement is effective for years beginning after November 15, 2007. The adoption of this statement is not expected to have a material impact on the Company’s financial position, results of operations, or cash flows.

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

In December 2007, the FASB issued SFAS No. 141 (R), “Business Combinations. The statement clarifies how certain business combinations are recorded and replaces SFAS No. 141. The statement applies prospectively to business combinations for which the acquisition date is on or after years beginning after December 15, 2008. The

Notes to Consolidated Financial Statements — (Continued)

adoption of this statement is not expected to have a material impact on the Company’s financial position, results of operations, or cash flows.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” — an amendment of ARB No. 51. the statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interests in a subsidiary and for the deconsolidation of a subsidiary. The statement is effective for years beginning after December 15, 2008. The adoption of this standard is not expected to have a material impact on the Company’s financial position, results of operation, or cash flows.

3	OTHER INCOME AND EXPENSES

The Company conducts various non-regulated activities as reflected in the table below.

	2007		2006		2005
	Revenue	Expense	Revenue	Expense	Revenue	Expense

Operating and maintenance	$5,705	$5,247	$5,141	$4,476	$4,931	$3,789
Meter reading and billing	1,187	902	1,159	865	1,112	639
Leases	1,958	613	1,714	571	1,457	499
Design and construction	1,142	847	1,151	744	929	697
Interest income	1,435	—	758	—	536	—
Other	2,130	1,505	722	552	296	658

Total	$13,557	$9,114	$10,645	$7,208	$9,261	$6,282

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

In 2007, after receiving regulatory approval, the Company’s wholly-owned subsidiary, Cal Water, acquired a water system with allowed rate base of approximately $425 for $388 in cash. In addition, the Company’s wholly-owned subsidiary, Washington Water, acquired five water systems for $1,091 in cash, which was the approximate value of rate base of the systems.

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

Notes to Consolidated Financial Statements — (Continued)

5	INTANGIBLE ASSETS

As of December 31, 2007 and 2006, intangible assets that will continue to be amortized and those not amortized were:

	Weighted	2007			2006
	Average	Gross		Net	Gross		Net
	Amortization	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Period	Value	Amortization	Value	Value	Amortization	Value

Amortized intangible assets:
Hawthorne lease	15	$6,515	$5,140	$1,375	$6,515	$4,705	$1,810
Water pumping rights	usage	1,084	14	1,070	1,084	14	1,070
Water planning studies	10	3,901	1,175	2,726	3,510	909	2,601
Leasehold improvements and other	17	1,390	693	697	938	558	380

Total	14	$12,890	$7,022	$5,868	$12,047	$6,186	$5,861

Unamortized intangible assets:
Perpetual water rights and other		$2,911	—	$2,911	$2,893	—	$2,893

For the years ending December 31, 2007, 2006, and 2005, amortization of intangible assets was $866, $853, and $876, respectively. Estimated future amortization expense related to intangible assets for the succeeding five years is approximately $898, $868, $842, $439, $342, and $2,390 thereafter.

6	PREFERRED STOCK

As of December 31, 2007 and 2006, 380,000 shares of preferred stock were authorized. Dividends on outstanding shares are payable quarterly at a fixed rate before any dividends can be paid on common stock.

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

The Company is authorized to issue 25 million shares of $0.01 par value common stock. As of December 31, 2007 and 2006, 20,666,204 shares and 20,656,699 shares, respectively, of common stock were issued and outstanding.

Dividend Reinvestment and Stock Repurchase Plan

The Company has a Dividend Reinvestment and Stock Purchase Plan (DRIP Plan). Under the DRIP Plan, stockholders may reinvest dividends to purchase additional Company common stock without commission fees. The Plan also allows existing stockholders and other interested investors to purchase Company common stock through the transfer agent up to certain limits. The Company’s transfer agent operates the DRIP Plan and purchases shares on the open market to provide shares for the Plan.

Stockholder Rights Plan

The Company’s Stockholder Rights Plan (Plan) expired in February 2008. The Company’s Board elected not to renew the Plan, and the Plan expired by its own terms. The Plan was adopted in 1998 and authorized a dividend distribution of one right (Right) to purchase 1/100th share of Series D Preferred Stock for each outstanding share of

Notes to Consolidated Financial Statements — (Continued)

Common Stock in certain circumstances. The Rights were for a ten-year period that expired in February 2008 and no Series D Preferred Stock were issued under the Plan.

8	SHORT-TERM BORROWINGS

At December 31, 2007, the Company maintained a bank line of credit providing unsecured borrowings of up to $20 million at the prime lending rate less 1.5 percentage points (6% at December 31, 2007). Cal Water maintained a separate bank line of credit for an additional $55 million with the same interest rate provision as the Company. The line of credit agreements expire on April 30, 2012. The agreement with the Company requires a debt to capitalization ratio less than 0.667:1.0 and an interest coverage ratio of at least 2.5:1.0. As of December 31, 2007, the Company and Cal Water were in compliance with the bank covenants in the loan agreements. At December 31, 2007, there were no borrowings on the Company or Cal Water lines of credit.

The following table represents borrowings under the bank lines of credit:

	2007	2006	2005

Maximum short-term borrowings	$—	$30,250	$—
Average amount outstanding	$—	$7,237	$—
Weighted average interest rate	n/a	6.76%	n/a
Interest rate at December 31	n/a	n/a	n/a

Notes to Consolidated Financial Statements — (Continued)

9	LONG-TERM DEBT

As of December 31, 2007 and 2006, long-term debt outstanding was:

		Interest		Maturity
	Series	Rate		Date	2007	2006

First Mortgage Bonds:	J	8.86%		2023	$3,200	$3,400
	K	6.94%		2012	3,600	4,300
	CC	9.86%		2020	17,900	18,000

Total First Mortgage Bonds					24,700	25,700

Unsecured Senior Notes:	A	7.28%		2025	20,000	20,000
	B	6.77%		2028	20,000	20,000
	C	8.15%		2030	20,000	20,000
	D	7.13%		2031	20,000	20,000
	E	7.11%		2032	20,000	20,000
	F	5.90%		2017	20,000	20,000
	G	5.29%		2022	20,000	20,000
	H	5.29%		2022	20,000	20,000
	I	5.54%		2023	10,000	10,000
	J	5.44%		2018	10,000	10,000
	K	4.58%		2010	10,000	10,000
	L	5.48%		2018	10,000	10,000
	M	5.52%		2013	20,000	20,000
	N	5.55%		2013	20,000	20,000
	O	6.02%		2031	20,000	20,000

Total Unsecured Senior Notes					260,000	260,000

California Department of Water Resources loans		3.0	% to 8.0%	2008-32	2,229	2,428
Other long-term debt					4,992	5,464

Total long-term debt					291,921	293,592
Less current maturities					2,701	1,778

Long-term debt excluding current maturities					$289,220	$291,814

The first mortgage bonds and unsecured senior notes are obligations of Cal Water and contain certain restrictive covenants. The Company believes that it is in compliance with such covenants as of December 31, 2007. All bonds are held by institutional investors and secured by substantially all of Cal Water’s utility plant. The unsecured senior notes are held by institutional investors and require interest-only payments until maturity, except series J which has an annual sinking fund payment amount of $909 annually, and series G and H which have an annual sinking fund requirement of $1,818 starting in 2012, and Series I which has an annual sinking fund requirement of $900 starting in 2013. The California Department of Water Resources (DWR) loans were financed under the California Safe Drinking Water Bond Act. Repayment of principal and interest on the DWR loans is through a surcharge on customer bills. Other long-term debt includes other equipment and system acquisition financing arrangements with financial institutions. Aggregate maturities and sinking fund requirements for each of the succeeding five years (2008 through 2012) are $2,701, $2,601, $2,514, $2,399, and $5,958, and $275,748, thereafter.

Notes to Consolidated Financial Statements — (Continued)

10	OTHER ACCRUED LIABILITIES

As of December 31, 2007 and 2006, other accrued liabilities were:

	2007	2006

Accrued and deferred compensation	$10,844	$10,094
Accrued benefit and workers’ compensation claims	5,774	4,779
Other	8,351	7,483

	$24,969	$22,356

11	INCOME TAXES

Income tax expense consists of the following:

	Federal	State	Total

2007
Current	$16,028	$4,662	$20,690
Deferred	522	(489)	33

Total	$16,550	$4,173	$20,723

2006
Current	$10,523	$3,107	$13,630
Deferred	3,489	(280)	3,209

Total	$14,012	$2,827	$16,839

2005
Current	$12,275	$3,433	$15,708
Deferred	4,274	24	4,298

Total	$16,549	$3,457	$20,006

Income tax expense computed by applying the current federal 35% tax rate to pretax book income differs from the amount shown in the Consolidated Statements of Income. The difference is reconciled in the table below:

	2007	2006	2005

Computed “expected” tax expense	$18,159	$14,847	$16,530
Increase (reduction) in taxes due to:
State income taxes net of federal tax benefit	2,981	2,437	2,714
Investment tax credits	(32)	(32)	(31)
Other	(385)	(413)	793

Total income tax	$20,723	$16,839	$20,006

Included in Other in the above table is the recognition of the flow-through accounting for Federal depreciation expense on assets acquired prior to 1982 and retirement costs of such assets. For assets acquired prior to 1982, the benefit of excess tax depreciation was previously passed through to the ratepayers. The tax benefit is now reversing and a higher tax expense is being recognized and is included in customer rates. Offsetting the flow-through depreciation in 2007 and 2006 was the impact of cost to remove pre-1982 assets. Also included is the federal income tax deduction from qualified U.S. production activities, which is being phased in from 2006 through 2011. Qualified production activities include production of potable water, but exclude the transmission and distribution of the potable water. The impact of the deduction is being reported in the year in which the deduction is claimed on the

Notes to Consolidated Financial Statements — (Continued)

Company’s tax return. The impact was to lower the income tax provision by $490, $260, and $175 in 2007, 2006, and 2005, respectively.

The components of deferred income tax expense were:

	2007	2006	2005

Depreciation	$2,121	$3,386	$3,593
Developer advances and contributions	(504)	(875)	(561)
Prepaid expenses	378	434	2,004
Accrued expenses	(1,362)	(716)	(529)
Investment tax credits	(106)	(106)	(106)
Other	(494)	1,086	(103)

Total deferred income tax expense	$33	$3,209	$4,298

We adopted the provisions of FIN 48 on January 1, 2007. At the adoption date and as of December 31, 2007, we had no material unrecognized tax benefits and no adjustments to liabilities or operations were required.

In connection with the adoption of FIN 48, the Company will include interest and penalties related to uncertain tax positions as a component of income taxes.

During 2007, there was a federal tax examination covering 2005 which resulted in a tax liability of $87. Tax years of 2006 and 2007, and 2002 through 2007 are subject to examination by the federal and state taxing authorities, respectively. There are no income tax examinations currently in progress.

The tax effects of differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2007 and 2006 are presented in the following table:

	2007	2006

Deferred tax assets:
Developer deposits for extension agreements and contributions in aid of construction	$47,588	$47,982
Federal benefit of state tax deductions	8,367	7,638
Book plant cost reduction for future deferred ITC amortization	1,457	1,373
Insurance loss provisions	2,434	1,411
Pension plan, net	2,367	2,012

Total deferred tax assets	62,213	60,416

Deferred tax liabilities:
Utility plant, principally due to depreciation differences	127,187	123,803
Prepaid expense	2,762	2,438
Premium on early retirement of bonds	1,961	2,176
Other	15	1,502

Total deferred tax liabilities	131,925	129,919

Net deferred tax liabilities	$69,712	$69,503

A valuation allowance was not required at December 31, 2007 and 2006. Based on historical taxable income and future taxable income projections over the period in which the deferred assets are deductible, management believes it is more likely than not that the Company will realize the benefits of the deductible differences.

Notes to Consolidated Financial Statements — (Continued)

12	EMPLOYEE BENEFIT PLANS

Savings Plan

The Company sponsors a 401(k) qualified, defined contribution savings plan that allows participants to contribute up to 20% of pre-tax compensation. The Company matches fifty cents for each dollar contributed by the employee up to a maximum Company match of 4.0%. Company contributions were $1,733, $1,628, and $1,498, for the years 2007, 2006, and 2005, respectively.

Pension Plans

The Company provides a qualified, defined-benefit, non-contributory pension plan for substantially all employees. The accumulated benefit obligations of the pension plan are $73,845 and $77,079 as of December 31, 2007 and 2006, respectively. The fair value of pension plan assets was $85,303 and $78,393 as of December 31, 2007 and 2006, respectively.

Plan assets in the defined-benefit pension plan as of December 31, 2007 and 2006 were as follows:

Asset Category	Target	2007	2006

Bond and cash equivalent Funds	35% to 45%	39.8%	40.2%
Domestic and Foreign Equity Funds	55% to 65%	60.2%	59.8%

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

Pension payment obligations are generally funded by the purchase of an annuity from a life insurance company. If monthly benefits are paid to future retirees, rather than with a purchase of an annuity, payments are expected to be made in each year from 2008 to 2012 are $1,390, $1,871, $2,353, $3,029, and $3,787, respectively. The aggregate benefits expected to be paid in the five years 2013 through 2017 would be $34,214. If annuities are purchased for the retirees rather than making monthly payments, the payments for the same period would be approximately, $5,048, $6,265, $6,144, $8,682, and $9,486. The aggregate payments to be paid for annuities in the five years 2013 through 2017 would be approximately $64,485. The expected benefit payments are based upon the same assumptions used to measure the Company’s benefit obligation at December 31, 2007, and include estimated future employee service.

The Company also maintains unfunded, non-qualified, supplemental executive retirement plan. The unfunded supplemental executive retirement plan accumulated benefit obligations were $10,340 and $10,104 as of December 31, 2007 and 2006, respectively. Benefit payments under the supplemental executive retirement plan are paid currently and are included in the preceding paragraph.

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

The Company records the costs of postretirement benefits other than pension during the employees’ years of active service. Postretirement benefit expense recorded in 2007, 2006, and 2005, was $2,521, $2,369, and $1,572,

Notes to Consolidated Financial Statements — (Continued)

respectively. The Company has recorded a regulatory asset in prior years for the difference between the Company-funded amount and the net periodic benefit cost. Prior to the adoption of SFAS No. 158, the remaining net periodic benefit cost as of December 31, 2007, was $9,790 and is expected to be recovered through future customer rates and is recorded as a regulatory asset. The expected benefit payments, net of retiree premiums and Medicare part D subsidies, for the next five years are $894, $1,023, $1,176, $1,326, and $1,454, respectively.

The following table reconciles the funded status of the plans with the accrued pension liability and the net postretirement benefit liability as of December 31, 2007 and 2006:

	Pension Benefits		Other Benefits
	2007	2006	2007	2006

Change in benefit obligation:
Beginning of year	$109,077	$103,198	$21,659	$21,477
Service cost	5,291	5,347	1,154	1,153
Interest cost	6,522	6,055	1,317	1,144
Assumption change	(7,415)	(5,790)	2,997	(239)
Amendment	—	(58)	627	—
Experience (gain) loss	(1,538)	7,537	443	(94)
Benefits paid, net of retiree premiums	(6,053)	(7,212)	(705)	(1,782)

End of year	$105,884	$109,077	$27,492	$21,659

Change in plan assets:
Fair value of plan assets at beginning of year	$78,393	$70,225	$5,547	$5,053
Actual return on plan assets	6,021	7,969	403	431
Employer contributions	6,942	7,411	3,042	1,845
Retiree contributions	—	—	863	766
Benefits paid	(6,053)	(7,212)	(1,568)	(2,548)

Fair value of plan assets at end of year	$85,303	$78,393	$8,287	$5,547

Funded status	$(20,581)	$(30,684)	$(19,205)	$(16,112)
Unrecognized actuarial (gain) or loss	2,042	12,323	6,949	3,567
Unrecognized prior service cost	13,637	15,509	1,001	490
Unrecognized transition obligation	—	—	1,389	1,665

Net amount recognized	$(4,902)	$(2,852)	$(9,866)	$(10,390)

In prior years, the unfunded status for the pension plans and other postretirement plans was disclosed primarily in the footnotes to the financial statements. As of December 31, 2007, SFAS No. 158 requires the full recognition of the projected benefit obligation over the fair value of plan assets, reflecting the funded status of benefit plans, on the balance sheet. Therefore, previously disclosed but unrecognized amounts of gains and losses, unrecognized prior service costs and credits, net transition assets or obligations and related taxes have been charged to regulatory assets as a cumulative adjustment upon adoption of SFAS No. 158.

Notes to Consolidated Financial Statements — (Continued)

Amounts recognized on the balance sheet, after consideration of the impact of SFAS 158, consist of:

	Pension Benefits			Other Benefits
	2007		2006	2007	2006

Prepaid (Accrued) benefit costs		$—	$2,412	$(9,866)	$(10,390)
Accrued benefit liability		(20,581)	(33,096)	(9,339)	(5,722)
Regulatory asset		15,679	27,832	9,339	5,722

Net amount recognized	$	(4,902)	$(2,852)	$(9,866)	$(10,390)

Below are the actuarial assumptions used in determining the benefit obligation for the benefit plans:

	Pension Benefits		Other Benefits
	2007	2006	2007	2006

Weighted average assumptions as of December 31:
Discount rate	6.30%	5.90%	6.40%	5.90%
Long-term rate of return on plan assets	8.00%	8.00%	7.00%	8.00%
Rate of compensation increases	3.75%	3.75%	—	—

The long-term rate of return assumption is the expected rate of return on a balanced portfolio invested roughly 60% in equities and 40% in fixed income securities. The average return for the plan for the last five and ten years was 11.3% and 7.5%, respectively. The discount rate was derived from the Citigroup Pension Discount Curve using the expected payouts for the plan.

Net periodic benefit costs for the pension and other postretirement plans for the years ending December 31, 2007, 2006, and 2005 included the following components:

	Pension Plan			Other Benefits
	2007	2006	2005	2007	2006	2005

Service cost	$5,291	$5,347	$4,335	$1,154	$1,153	$1,019
Interest cost	6,522	6,055	5,511	1,317	1,144	1,088
Expected return on plan assets	(5,704)	(5,797)	(5,285)	(469)	(408)	(419)
Net amortization and deferral	2,883	2,674	2,191	519	480	355

Net periodic benefit cost	$8,992	$8,279	$6,752	$2,521	$2,369	$2,043

Below are the actuarial assumptions used in determining the net periodic benefit costs for the benefit plans, which uses the end of the prior year as the measurement date:

	Pension Benefits		Other Benefits
	2007	2006	2007	2006

Weighted average assumptions as of December 31:
Discount rate	5.90%	5.60%	5.90%	5.60%
Long-term rate of return on plan assets	8.00%	8.00%	8.00%	8.00%
Rate of compensation increases	3.75%	3.75%	—	—

For 2007 measurement purposes, the Company assumed a 10.5% annual rate of increase in the per capita cost of covered benefits with the rate decreasing 1.1% per year for the next five years to a long-term annual rate of 5.0%

Notes to Consolidated Financial Statements — (Continued)

per year. The health care cost trend rate assumption has a significant effect on the amounts reported. A one-percentage point change in assumed health care cost trends is estimated to have the following effect:

	1-percentage	1-percentage
	Point Increase	Point Decrease

Effect on total service and interest costs	$483	$(381)
Effect on accumulated postretirement benefit obligation	$4,510	$(3,633)

The Company intends to make annual contributions to the plans up to the amount deductible for tax purposes. The Company estimates in 2008 that the annual contribution to the pension plans will be $8.1 million and the annual contribution to the other postretirement plan will be $3.2 million.

13	STOCK-BASED COMPENSATION PLANS

The Company has two stockholder-approved stock-based compensation plans.

Long-term Incentive Plan

Under the Long-Term Incentive Plan that allowed granting of nonqualified stock options, some of which are currently outstanding, there will be no future grants made. Options were granted at an exercise price that was not less than the per share common stock market price on the date of grant. The options vest at a 25% rate on their anniversary date over their first four years and are exercisable over a ten-year period. At December 31, 2007, 90,500 options are fully vested and exercisable at a weighted average price of $24.94. The intrinsic value of the vested shares at December 31, 2007 was $1,093 and the weighted average fair value at date of grant was $4.67 per share. No options were granted in 2007, 2006, or 2005.

The following table summarizes the activity of the Long-Term Incentive Plan:

		Weighted	Weighted
		Average	Average
		Exercise	Remaining	Options
	Shares	Price	Contractual Life	Exercisable

Outstanding at December 31, 2004	121,500	$24.99	6.3	85,500
Exercised	(22,750)	25.15	—	—
Cancelled	(750)	25.15	—	—

Outstanding at December 31, 2005	98,000	24.95	5.4	86,500
Exercised	(7,500)	25.15	—	—

Outstanding at December 31, 2006	90,500	24.94	4.3	90,500
Exercised	—	—	—	—

Outstanding at December 31, 2007	90,500	24.94	3.3	90,500

Equity Incentive Plan

The Equity Incentive Plan, which was approved by shareholders in April 2005, is authorized to issue up to 1,000,000 shares of common stock. In 2007, the Company granted Restricted Stock Awards (RSAs) of 10,170 shares of common stock both to employees and to directors of the Company. Employee awards vest ratably over 48 months, while independent director awards vest at the end of 12 months. The shares were valued based upon the fair market value of the Company’s common stock on the date of grant. During 2007, 7,018 shares became vested, 665 shares were forfeited and as of December 31, 2007, 10,537 unvested shares are outstanding with an intrinsic value of $390. In 2007, Stock Appreciation Rights (SARs) equivalent to 24,140 shares were granted to employees, which vest ratably over 48 months and expire at the end of 10 years. The grant-date fair value for SARs was determined by using the Black Scholes model, which arrived at a fair value of $10.41 per share. Upon exercise of a SAR, the appreciation is payable in common shares of the Company.

Notes to Consolidated Financial Statements — (Continued)

The assumptions utilized to determine the grant date fair value of the SARs were:

	2007	2006

Expected dividend yield	2.99%	2.99%
Expected volatility	32.3%	21.9%
Risk-free interest rate	4.48%	4.19%
Expected holding period in years	5.2	6.0

The Company did not apply a forfeiture rate in the expense computation relating to SARs and RSAs issued to employees as they vest monthly and, as a result, the expense is recorded for actual number vested during the period. For outside directors, the Company did not apply a forfeiture rate in the expense computation relating to RSAs, as the Company expects 100% to vest at the end of twelve months. As of December 31, 2007, all of the SARs were at exercise prices above the market price

The table below reflects SARs granted under the Equity Incentive Plan.

		Weighted	Weighted		Weighted
		Average	Average		Average
		Exercise	Remaining	SAR	Fair
	Shares	Price	Contractual Life	Exercisable	Value

Stock Appreciation Rights
Outstanding at December 31, 2005	—	$—	—	—	$—
Granted	40,000	38.76	—	—	7.73
Exercised	—	—	—	—	—
Cancelled	(2,031)	38.51	—	—	7.73

Outstanding at December 31, 2006	37,969	$38.77	9.02	8,847	$7.73
Granted	24,140	38.30	—	—	10.41
Exercised	—	—	—	—	—
Cancelled	(469)	38.51	—	—	7.73

Outstanding at December 31, 2007	61,640	$38.59	8.49	22,070	$8.77

The Company has recorded compensation expense for the RSAs and SARs of $372 and $289 in 2007 and 2006, respectively. The unrecognized future compensation expense for the RSAs and SARs at December 31, 2007 is $637.

14	FAIR VALUE OF FINANCIAL INSTRUMENTS

For those financial instruments for which it is practicable to estimate a fair value, the following methods and assumptions were used. For cash equivalents, accounts receivable and accounts payable, the carrying amount approximates the fair value because of the short-term maturity of the instruments. The fair value of the Company’s long-term debt is estimated at $358 million and $316 million as of December 31, 2007 and 2006, respectively, using a discounted cash flow analysis, based on the current rates available to the Company for debt of similar maturities. The book value of the long-term debt is $289 million and $292 million as of December 31, 2007 and 2006, respectively. The fair value of advances for construction contracts is estimated at $64 million as of December 31, 2007, and $59 million as of December 31, 2006, based on data provided by brokers who purchase and sell these contracts.

Notes to Consolidated Financial Statements — (Continued)

15	COMMITMENTS AND CONTINGENCIES

Commitments

The Company leases office facilities and two water systems from cities, and has long-term commitments to purchase water from water wholesalers. The commitments are noted in the table below.

	Office	System	Water
	Leases	Leases	Contracts

2008	$702	$961	$17,236
2009	383	961	17,236
2010	206	961	17,236
2011	113	864	17,236
2012	101	845	17,236
Thereafter	48	4,250	380,854

The Company leases office facilities in many of its operating districts. The total paid and charged to operations for such leases was $677 in 2007, $666 in 2006, and $682 in 2005.

The Company leases the City of Hawthorne water system, which in addition to the upfront lease payment, includes an annual payment. The 15-year lease expires in 2011. There were annual payments of $116 in 2007, 2006, and 2005. In July 2003 the Company negotiated a 15-year lease of the City of Commerce water system. The lease includes an annual lease payment of $845 per year plus a cost savings sharing arrangement.

The Company has a long-term contract with the Santa Clara Water District that requires the Company to purchase minimum annual water quantities. Purchases are priced at the districts then-current wholesale water rate. The Company operates to purchase sufficient water to equal or exceed the minimum quantities under the contract. The total paid under the contract was $6,193 in 2007, $5,361 in 2006, and $4,763 in 2005.

The Company also has a water supply contract with Stockton East Water District (SEWD) that requires a fixed, annual payment and does not vary during the year with the quantity of water delivered by the district. Because of the fixed price arrangement, the Company operates to receive as much water as possible from SEWD in order to minimize the cost of operating Company-owned wells used to supplement SEWD deliveries. The total paid under the contract was $5,509 in 2007, $4,420 in 2006, and $4,300 in 2005. Pricing under the contract varies annually.

Estimated annual contractual obligations in the table above are based on the same payment levels as 2005. Future increased costs by SEWD are expected to be offset by a decline in the allocation of costs to the Company, as other customers of SEWD are expected to receive a larger allocation based upon growth of their service areas.

On September 21, 2005, the Company entered into an agreement with Kern County Water Agency to obtain treated water for the Company’s operations. The term of the agreement is to January 1, 2035, or until the repayment of the Agency’s bonds (described hereafter) occurs. Under the terms of the agreement, the Company is obligated to purchase approximately 12,200 acre feet of treated water in 2007 and an incrementally higher volume of water for each subsequent year until 2017, when the Company is obligated to purchase 20,500 acre feet of treated water per year. The Company is obligated to pay the Capital Facilities Charge and the Treated Water Charge regardless of whether it can use the water in its operation, and is obligated for these charges even if the Agency cannot produce an adequate amount to supply the 20,500 acre feet in the year. (This agreement supersedes a prior agreement with Kern County Water Agency for the supply of 11,500 acre feet of water per year. Total paid, under the prior agreement, was $2,871 in 2007, $3,301 in 2006, and $3,288 in 2005.

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

Notes to Consolidated Financial Statements — (Continued)

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

Contingencies

In 1995, the State of California’s Department of Toxic Substances Control (DTSC) named the Company as a potential responsible party for cleanup of a toxic contamination plumes in the Chico groundwater. In December 2002, the Company was named along with other defendants in two lawsuits filed by DTSC for the cleanup of the plumes. The toxic spill occurred when cleaning solvents, which were discharged into the city’s sewer system by local dry cleaners, leaked into the underground water supply. The DTSC contends that our responsibility stems from our operation of wells in the surrounding vicinity that caused the contamination plumes to spread. While the Company is cooperating with the clean up, the Company denies any responsibility for the contamination or the resulting cleanup.

In 2007, the Company entered into Court approved consent decrees.(Consent Decrees). The Consent Decrees conditioned the Company’s performance upon many factors, including, but not limited to, water pumped and treated by the Company must meet regulatory standards so the Company may distribute to its customers. Pursuant to the terms of the Consent Decrees, the Company will incur capital costs of $1,499 and future operating costs with a present value of approximately $2,566. In its 2007 general rate case (GRC) settlement negotiations, Division of Ratepayer Advocates have agreed to track all costs associated with the Consent Decrees including legal costs to pursue insurance coverage for potential future recovery in rates.

Notes to Consolidated Financial Statements — (Continued)

In connection with these suits, the Company’s insurance carrier has filed a separate lawsuit against the Company for reimbursement of past defense costs which approximate $1.5 million. The Company believes that the insurance carrier has a duty to defend and is not entitled to any defense cost reimbursement. Furthermore, the Company believes that insurance coverage exists for the Company’s claims. However, if the Company’s claim is ultimately found to be excludable under insurance policies, the Company may have to pay damages. Although the Company considers it remote that the Company will not be able to recover amounts paid for damages through rate increases, the Company can give no assurance that we will be able to make such a recovery.

The Company and a number of co-defendants were served with a complaint in the Superior Court County of Los Angeles, Case No. BC360406, for personal injury allegedly caused by exposure to asbestos. The plaintiff claims to have worked for three of the Company’s contractors on pipeline projects during the period 1958-1999, including Palos Verdes Water Company, a water utility we acquired in 1970. The plaintiff alleges that the Company and other defendants are responsible for his asbestos-related injuries. On April 20, 2007, the Superior Court sustained the Company’s demurrer without leave to amend all Plaintiff’s claims alleging products liability and intentional torts. The Court also sustained the Company’s demurrer with leave to amend Plaintiff’s claim for premise owner contractor liability, a negligence claim, alleging misconduct that may allow for punitive damages (the “Premise/Owner Claim”) and severed the Company from the accelerated trial with other named defendants. On July 3, 2007, the Court sustained the Company’s demurrer with leave to amend the Plaintiff’s third amended complaint alleging the Premise/Owner Claim. Plaintiff filed a fourth amended complaint restating the Premise/Owner Claim. The Court overruled the Company’s demurrer on the Plaintiff’s fourth amended complaint, but the Court sustained the Company’s motion to strike punitive damages. The Company has filed a motion for summary judgment, which is scheduled to be heard by the Court on February 28, 2008. Under the plaintiff’s remaining cause of action, the Company does not believe that a liability is probable, and the Company can not reasonably estimate any liability amount at this time. The Company used asbestos cement pipe and fittings, which were widely used in the water industry and permitted for such use by regulatory agencies, and the Company only hired qualified contractors to install the pipe and fittings in accordance with laws and regulations at the time. The Company intends to aggressively defend itself. The Company’s insurance carrier has accepted the defense of the claim, reserving certain rights along with one of the contractors’ insurance companies. If the Company is found liable any liability would most likely be paid by the Company’s or contractors’ insurers. Accordingly, the Company has not recorded any liability associated with the claim.

In December 2006, Cal Water filed an application to allow it to recover additional funding associated with its postretirement benefit other than pensions (PBOP) or retiree healthcare plan. For the period 1993 through 2005, Cal Water funded and recognized as its PBOP expense at the Internal Revenue Code’s (IRC)maximum tax-deductible contribution level (Maximum Contribution Level) using an IRC 401(h) account as the funding mechanism. The excess expense between the Maximum Contribution Level and FAS 106 accrual during the employees’ expected service period was recorded as a regulatory asset. As of December 31, 2007, the regulatory asset was approximately $9.8 million.

In February 2007, the Division of Ratepayer Advocates (DRA) filed its protest to our PBOP application. In their protest, the DRA requested to dismiss the application with prejudice. Despite several attempts to settle the issues, the parties have been unable to reach a settlement. In October 2007, the CPUC held evidentiary hearings. Subsequently, the parties fully briefed the issues, and the evidentiary record was closed in December. On February 11, 2008, the Administrative Law Judge (ALJ) issued his proposed decision (PD) in Cal Water’s PBOP proceeding. The proposed decision is not a final decision on the matter, but recommends to the Commission the ALJ’s findings, conclusions of law and recommended orders. The PD orders Cal Water to recover its regulatory asset as requested over a fifteen year period through a surcharge, which may be rolled into its general rates. DRA has requested oral arguments, which will give the parties a final opportunity to orally comment on the PD before all Commissioners. Following the oral arguments, the Commission will issue its final decision on this matter.

From time to time, the Company is involved in various disputes and litigation matters that arise in the ordinary course of business. Periodically, the Company reviews the status of each significant matter and assess its potential financial exposure. If the potential loss from any claim or legal proceeding is considered probable and the amount of

Notes to Consolidated Financial Statements — (Continued)

the range of loss can be estimated, the Company accrues a liability for the estimated loss in accordance with SFAS No 5, “Accounting of Contingencies.” Legal proceedings are subject to uncertainties, and the outcomes are difficult to predict. Because of such uncertainties, accruals are based only on the best information available at the time. While the outcome of these disputes and litigation matters cannot be predicted with any certainty, the Company does not believe that the ultimate resolution of these matters will materially affect our financial position, results of operations, or cash flows.

16  QUARTERLY FINANCIAL DATA (UNAUDITED)

The Company’s common stock is traded on the New York Stock Exchange under the symbol “CWT.”

2007	First	Second	Third	Fourth

Operating revenue	$71,570	$95,782	$113,851	$85,879
Net operating income	5,242	11,389	17,535	10,004
Net income	1,581	7,727	13,809	8,042
Diluted earnings per share	0.07	0.37	0.67	0.39
Common stock market price range:
High	44.54	40.85	43.96	44.39
Low	36.75	34.46	35.39	35.85
Dividends paid	0.2900	0.2900	0.2900	0.2900

2006	First	Second	Third	Fourth

Operating revenue	$65,216	$81,102	$107,755	$80,644
Net operating income	4,928	9,622	16,081	9,675
Net income	832	5,710	12,619	6,419
Diluted earnings per share	0.04	0.31	0.68	0.31
Common stock market price range:
High	45.05	45.36	38.60	41.86
Low	38.51	33.72	33.83	36.43
Dividends paid	0.2875	0.2875	0.2875	0.2875

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A.	Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d -15(e) under the Securities Exchange Act of 1934, as amended) that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the Security and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

In designing and evaluation the disclosure controls and procedures, management, including the Chief Executive Officer and Chief Financial Officer, recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Accordingly, our disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives.

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2007. Based on that evaluation, we concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

There was no change in our internal control over financial reporting during the quarter ended December 31, 2007, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended). Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control-Integrated Framework.” Management has concluded that, as of December 31, 2007, our internal control over financial reporting is effective based on these criteria. Our independent registered public accounting firm, KPMG LLP, has audited the effectiveness of our internal control over financial reporting as of December 31, 2007, as stated in their report, which is included herein.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors and Executive Officers and Corporate Governance.

The information required by this Item as to directors of the Company and the Company’s Audit Committee is contained in the sections captioned “Board Structure” and “Proposal No. 1 — Election of Directors” of the 2008 Proxy Statement, and is incorporated herein by reference.

Information required by this Item regarding executive officers is included in a separate section captioned “Executive Officers of the Registrant” contained in Part I of this report.

Information required by this Item as to our Code of Ethics is contained in the section captioned “Other Matters — Code of Ethics” of the 2008 Proxy Statement, and is incorporated herein by reference.

Information required to be disclosed by this Item as to compliance with Section 16(a) filing requirements is contained in the section captioned “Stock Ownership of Management and Certain Beneficial Owners” of the 2008 Proxy Statement, and is incorporated herein by reference.

Item 11.	Executive Compensation.

The information required by this Item is contained under the captions “Compensation Discussion and Analysis,” “Report of the Organization and Compensation Committee of the Board of Directors on Executive Compensation,” and “Organization and Compensation Committee Interlocks and Insider Participation” of the 2008 Proxy Statement and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item regarding security ownership of certain beneficial owners and management is contained in the section captioned “Stock Ownership of Management and Certain Beneficial Owners” of the 2008 Proxy Statement and is incorporated herein by reference.

Information required by this Item regarding our equity compensation plans is included in a separate section captioned “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” contained in Part I of this report.

The following table represents securities authorized to be issued under our equity compensation plans:

Number of
Securities
	Number of		Remaining Available
	Securities to be		for Future Issuance
	Issued upon		under Equity
	Exercise of	Weighted-average	Compensation Plans
	Outstanding	Exercise Price of	(excluding
	Options, Warrants	Outstanding	Securities
	and Rights	Options, Warrants	Reflected in Column
Plan category	(a)	and Rights	(a))

Equity compensation plans approved by security holders	152,140	$30.47	919,388
Equity compensation plans not approved by security holders	-0-	-0-	-0-

Total	152,140	$30.47	919,388

Item 13.	Certain Relationships and Related Transactions and Director Independence.

The information required by this Item is contained in the sections captioned “Certain Related Persons Transactions” and “board Structure” of the 2008 Proxy Statement and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services.

The information required by this Item is contained in the section captioned “Report of the Audit Committee” and “Relationship with the Independent Registered Public Accounting Firm” of the 2008 Proxy Statement and is incorporated herein by reference.

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

Date: February 28, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Robert W. Foy ROBERT W. FOY	Chairman, Board of Directors	Date: February 28, 2008

/s/ Douglas M. Brown DOUGLAS M. BROWN	Member, Board of Directors	Date: February 28, 2008

/s/ Edward D. Harris, Jr. EDWARD D. HARRIS, JR., M.D.	Member, Board of Directors	Date: February 28, 2008

/s/ Bonnie G. Hill BONNIE G. HILL	Member, Board of Directors	Date: February 28, 2008

/s/ Richard P. Magnuson RICHARD P. MAGNUSON	Member, Board of Directors	Date: February 28, 2008

/s/ Linda R. Meier LINDA R. MEIER	Member, Board of Directors	Date: February 28, 2008

/s/ Peter C. Nelson PETER C. NELSON	President and Chief Executive Officer, Principal Executive Officer Member, Board of Directors	Date: February 28, 2008

/s/ George A. Vera GEORGE A. VERA	Member, Board of Directors	Date: February 28, 2008

/s/ Martin A. Kropelnicki MARTIN A. KROPELNICKI	Chief Financial Officer and Treasurer; Principal Financial Officer	Date: February 28, 2008

/s/ Calvin L. Breed CALVIN L. BREED	Controller, Assistant Secretary and Assistant Treasurer; Principal Accounting Officer	Date: February 28, 2008

EXHIBIT INDEX

Exhibit
Number

Unless filed with this Form 10-K, the documents listed are incorporated by reference to the filings referred to:
3.1	Certificate of Incorporation of California Water Service Group (Filed as Exhibit B of the California Water Service Group Proxy Statement dated March 18, 1999)
3.2	Restated Bylaws of California Water Service Group as amended on November 28, 2007 (Exhibit 3.1 to Current Report on Form 8-K filed December 3, 2007)
4.1	Shareholder Rights Plan; an agreement between California Water Service Group and BankBoston, N.A., rights agent, dated January 28, 1998 (Exhibit 1 to Registration Statement on Form 8-A filed February 13, 1998)
4.2	Certificate of Designations regarding Series D Participating Preferred Stock, as filed with Delaware Secretary of State on September 16, 1999 (Exhibit 4.2 to Annual Report on Form 10-K for the year ended December 31, 2003)
4.3	Thirty-fourth Supplemental Indenture dated as of November 1, 1990, covering First Mortgage 9.86% Bonds, Series CC. (Exhibit 4 to Annual Report on Form 10-K for the year ended December 31, 1990)
4.4	[reserved]
4.5	[reserved]
4.6	[reserved]
4.7	Note Agreement dated August 15, 1995, pertaining to issuance of $20,000,000, 7.28% Series A Unsecured Senior Notes, due November 1, 2025 (Exhibit 4 to Quarterly Report on Form 10-Q for the quarter ended September 30, 1995)
4.8	Note Agreement dated March 1, 1999, pertaining to issuance of $20,000,000, 6.77% Series B Unsecured Senior Notes, due November 1, 2028 (Exhibit 4.1 to Annual Report on Form 10-K for the year ended December 31, 1999)
4.9	First Supplement dated October 1, 2000, to Note Agreement of March 1, 1999, pertaining to issuance of $20,000,000, 8.15% Series C Unsecured Senior Notes, due November 1, 2030 (Exhibit 4.12 to Annual Report on Form 10-K for year ended December 31, 2000)
4.10	Second Supplement dated September 1, 2001, to Note Agreement of March 1, 1999, pertaining to issuance of $20,000,000, 7.13% Series D Unsecured Senior Notes, due November 1, 2031 (Exhibit 4.1 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2001)
4.11	Third Supplement dated May 1, 2002, to Note Agreement of March 1, 1999, pertaining to issuance of $20,000,000, 7.11% Series E Unsecured Senior Notes, due May 1, 2032 (Exhibit 4.1 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2002)
4.12	Fourth Supplement dated August 15, 2002, to Note Agreement of March 1, 1999, pertaining to issuance of $20,000,000, 5.90% Series F Unsecured Senior Notes, due November 1, 2017 (Exhibit 4.14 to Annual Report on Form 10-K for the year ended December 31, 2002)
4.13	Fifth Supplement dated November 1, 2002, to Note Agreement of March 1, 1999, pertaining to issuance of $20,000,000, 5.29% Series G Unsecured Senior Notes, due November 1, 2022 (Exhibit 4.15 to Annual Report on Form 10-K for the year ended December 31, 2002)
4.14	Sixth Supplement dated December 1, 2002, to Note Agreement of March 1, 1999, pertaining to issuance of $20,000,000, 5.29% Series H Unsecured Senior Notes, due December 1, 2022 (Exhibit 4.16 to Annual Report on Form 10-K for the year ended December 31, 2002)
4.15	Ninth Supplement dated February 15, 2003, to Note Agreement of March 1, 1999, pertaining to issuance of $10,000,000, 4.58% Series K Unsecured Senior Notes, due June 30, 2010 (Exhibit 4.17 to Annual Report on Form 10-K for the year ended December 31, 2002)
4.16	Tenth Supplement dated February 15, 2003, to Note Agreement of March 1, 1999, pertaining to issuance of $10,000,000, 5.48% Series L Unsecured Senior Notes, due March 1, 2018 (Exhibit 4.18 to Annual Report on Form 10-K for the year ended December 31, 2002)

Exhibit
Number

4.17	Thirteenth Supplemental Trust Indenture whereby California Water Service Company became the successor to Dominguez Water Corporation in the original trust indenture for Dominguez Water Corporation dated August 1, 1954 (Exhibit 4.13 to Annual Report on Form 10-K for the year ended December 31, 2000 [included within Exhibit 4.12 to such report])
4.18	Eleventh Supplemental Trust Indenture dated as of December 8, 1992, covering First Mortgage 8.86% Bonds, Series J (Exhibit 10.2 to Annual Report on Form 10-K for the year ended December 31, 1997, of Dominguez Services Corporation)
4.19	Twelfth Supplemental Indenture dated as of December 1, 1997, covering First Mortgage 6.94% Bonds, Series K due 2012 (Exhibit 10.3 to Annual Report on Form 10-K for the year ended December 31, 1997, of Dominguez Services Corporation)
4.20	Seventh Supplement dated May 1, 2003, to Note Agreement of March 1, 1999, pertaining to issuance of $10,000,000, 5.54% Series I Unsecured Senior Notes, due May 1, 2023 (Exhibit 4.22 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2003)
4.21	Amended and Restated Eighth Supplement dated May 1, 2003, to Note Agreement of March 1, 1999, pertaining to issuance of $10,000,000, 5.44% Series J Unsecured Senior Notes, due May 1, 2018 (Exhibit 4.23 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2003)
4.22	Twelfth Supplement dated October 24, 2003, to Note Agreement of March 1, 1999, pertaining to the issuance of $20,000,000, 5.55%, Series N Unsecured Senior Notes due December 1, 2013, (Exhibit 4.24 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2003)
4.23	Eleventh Supplement dated November 3, 2003, to Note Agreement of March 1, 1999, pertaining to the issuance of $20,000,000, 5.52%, Unsecured Series M Senior Notes due November 1, 2013 (Exhibit 4.25 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2003)
4.24	Thirteenth Supplement dated August 31, 2006, to Note Agreement of March 1, 1999, pertaining to the issuance of $20,000,000, 6.02% Unsecured Series O Senior Notes due August 31, 2031 (Exhibit 4.24 to Annual Report on Form 10-K for the year ended December 31, 2006.)
10.1	Water Supply Contract between Cal Water and County of Butte relating to Cal Water’s Oroville District; Water Supply Contract between Cal Water and the Kern County Water Agency relating to Cal Water’s Bakersfield District; Water Supply Contract between Cal Water and Stockton East Water District relating to Cal Water’s Stockton District. (Exhibits 5(g), 5(h), 5(i), 5(j), Registration Statement No. 2-53678, which exhibits are incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 1974)
10.2	Settlement Agreement and Master Water Sales Contract between the City and County of San Francisco and Certain Suburban Purchasers dated August 8, 1984; Supplement to Settlement Agreement and Master Water Sales Contract, dated August 8, 1984; Water Supply Contract between Cal Water and the City and County of San Francisco relating to Cal Water’s Bear Gulch District dated August 8, 1984; Water Supply Contract between Cal Water and the City and County of San Francisco relating to the Cal Water’s San Carlos District dated August 8, 1984; Water Supply Contract between Cal Water and the City and County of San Francisco relating to Cal Water’s San Mateo District dated August 8, 1984; Water Supply Contract between Cal Water and the City and County of San Francisco relating to Cal Water’s South San Francisco District dated August 8, 1984. (Exhibit 10.2 to Annual Report on Form l0-K for the year ended December 31,1984)
10.3	Water Supply Contract dated January 27, 1981, between Cal Water and the Santa Clara Valley Water District relating to Cal Water’s Los Altos District (Exhibit 10.3 to Annual Report on Form 10-K for the year ended December 31, 1992)
10.4	Amendments No. 3, 6 and 7 and Amendment dated June 17, 1980, to Water Supply Contract between Cal Water and the County of Butte relating to Cal Water’s Oroville District. (Exhibit 10.5 to Annual Report on Form 10-K for the year ended December 31, 1992)
10.5	Amendment dated May 31, 1977, to Water Supply Contract between Cal Water and Stockton East Water District relating to Cal Water’s Stockton District. (Exhibit 10.6 to Annual Report on Form 10-K for the year ended December 31, 1992)

Exhibit
Number

10.6	Second Amended Contract dated September 25, 1987, among Stockton East Water District, California Water Service Company, the City of Stockton, the Lincoln Village Maintenance District, and the Colonial Heights Maintenance District Providing for the Sale of Treated Water. (Exhibit 10.7 to Annual Report on Form 10-K for the year ended December 31, 1987)
10.7	Water Supply Contract dated April 19, 1927, and Supplemental Agreement dated June 5, 1953, between Cal Water and Pacific Gas and Electric Company relating to Cal Water’s Oroville District. (Exhibit 10.9 to Annual Report on Form 10-K for the year ended December 31, 1992)
10.8	[reserved]
10.9	[reserved]
10.10	Agreement between the City of Hawthorne and California Water Service Company for the 15-year lease of the City’s water system. (Exhibit 10.17 to Quarterly Report on Form 10-Q for the quarter ended March 31, 1996)
10.11	Water Supply Agreement dated September 25, 1996, between the City of Bakersfield and California Water Service Company. (Exhibit 10.18 to Quarterly Report on Form 10-Q for the quarter ended September 30, 1996)
10.12	Water Supply Contract dated November 16, 1994, between California Water Service Company and Alameda County Flood Control and Water Conservation District relating to Cal Water’s Livermore District (Exhibit 10.15 to Annual Report on Form 10-K for the year ended December 31, 1994)
10.13	[reserved]
10.14	California Water Service Group Directors’ Retirement Plan (As amended and restated on February 22, 2006) (Exhibit 10.14 to the Annual Report on Form 10-K for the year ended December 31, 2005)
10.15	[reserved]
10.16	$20,000,000 Business Loan Agreement between Bank of America and California Water Service Group, CWS Utility Services, Washington Water Service Company, New Mexico Water Service Company, and Hawaii Water Service Company, Inc. dated May 30, 2007 (Exhibit 10.16 to the Quarter Report on Form 10-Q for the quarter ended June 30, 2007)
10.17	$55,000,000 Business Loan Agreement between Bank of America and California Water Service Company dated May 30, 2007 (Exhibit 10.17 to the Quarter Report on Form 10-Q for the quarter ended June 30, 2007)
10.18	Executive Severance Plan (Exhibit 10.24 to Annual Report on Form 10-K for the year ended December 31, 1998)*
10.19	California Water Service Group Long-Term Incentive Plan (filed as Appendix A of the California Water Service Group proxy statement dated March 17, 2000)*
10.20	California Water Service Group Deferred Compensation Plan effective January 1, 2001 (Exhibit 10.22 to Annual Report on Form 10-K for the year ended December 31, 2000)*
10.21	California Water Service Company Supplemental Executive Retirement Plan effective January 1, 2001 (Exhibit 10.23 to Annual Report on Form 10-K for the year ended December 31, 2000)*
10.22	Amendment No. 1 to California Water Service Company Supplemental Executive Retirement Plan effective January 1, 2001 (Exhibit 10.22 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2004)*
10.23	Amendment No. 1 effective June 25, 2003, to agreement with Bank of America dated February 28, 2003 (Exhibit 10.24 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2003)
10.24	Water Supply Contract 99-73 between the City of Bakersfield and California Water Service Company, dated March 31, 1999 (Exhibit 10.25 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2003)
10.25	Amendment No. 1 to Water Supply Contract between the City of Bakersfield and California Water Service Company, dated October 3, 2001 (Exhibit 10.26 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2003)
10.26	[reserved]

Exhibit
Number

10.27	Amendment No. 2 to California Water Service Company Supplemental Executive Retirement Plan effective January 1, 2001 (Exhibit 10.27 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2004)*
10.28	[reserved]
10.29	[reserved]
10.30	California Water Service Group Equity Incentive Plan (filed as Appendix B of the California Water Service Group proxy statement dated March 25, 2005, for its Annual Meeting of Stockholders to be held on April 27, 2005, as filed with the SEC on March 22, 2005 (File No. 1-13883))*
10.31	The registrant’s policy on option repricing under its Equity Incentive Plan (incorporated by reference to Item 8.01 Other Events in the registrant’s Current Report on Form 8-K dated April 7, 2005)*
10.32	Water Supply Contract dated September 21, 2005, between Cal Water and the Kern County Water Agency. (Exhibit 10.1 to Current Report on Form 8-K filed on September 21, 2005)
10.33	Separation Agreement between California Water Service Group and Richard D. Nye. (Exhibit 10 to Current Report on Form 8-K filed on December 22, 2005)*
10.34	Form of Stock Appreciation Right Grant Notice under the California Water Service Group Equity Incentive Plan. (Exhibit 10.34 to the Annual Report on Form 10-K for the year ended December 31, 2005)
10.35	Form of Stock Appreciation Right Agreement under the California Water Service Group Equity Incentive Plan with Notice of Exercise. (Exhibit 10.35 to the Annual Report on Form 10-K for the year ended December 31, 2005)
10.36	Form of Restricted Stock Award Grant Notice under the California Water Service Group Equity Incentive Plan. (Exhibit 10.36 to the Annual Report on Form 10-K for the year ended December 31, 2005)
10.37	[reserved]
10.38	Form of Restricted Stock Award Agreement under the California Water Service Group Equity Incentive Plan with Assignment Separate From Certificate and Joint Escrow Instructions. (Exhibit 10.38 to the Annual Report on Form 10-K for the year ended December 31, 2005)
10.39	Form of Stock Option Grant Notice for outside director under the California Water Service Group Equity Incentive Plan. (Exhibit 10.39 to the Annual Report on Form 10-K for the year ended December 31, 2005)
10.40	Form of Stock Option Grant Notice under the California Water Service Group Equity Incentive Plan. (Exhibit 10.40 to the Annual Report on Form 10-K for the year ended December 31, 2005)
10.41	Form of Stock Option Agreement (Incentive Stock Option or Nonstatutory Stock Option) under the California Water Service Group Equity Incentive Plan with Notice of Exercise. (Exhibit 10.41 to the Annual Report on Form 10-K for the year ended December 31, 2005)
10.42	Offer Letter between the registrant and Martin A. Kropelnicki, dated February 15, 2006 (incorporated by reference to Exhibit 10.1 to Amendment No. 1 to Current Report on Form 8-K of the registrant, dated February 22, 2006)
10.43	Underwriting Agreement between California Water Service Group and Robert W. Baird & Co. Incorporated, as representative of the underwriters, October 5, 2006 (incorporated by reference to Exhibit 1.1 to Current Report on Form 8-K filed on October 6, 2006)
10.44	Form of Indemnification Agreement to be entered between California Water Service Group and its directors and officers. (Exhibit 10.44 to the Annual Report on Form 10-K for the year ended December 31, 2006)
21 .	Subsidiaries of the Registrant
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Chief Executive Officer certification of financial statements pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Chief Financial Officer certification of financial statements pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32 .	Chief Executive Officer and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement