Form 10-Q
period 2008-03-31
CALIFORNIA WATER SERVICE GROUP
filed 2008-05-07
CIK 1035201

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act) Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common shares outstanding as of May 1, 2008 – 20,716,702

PART I            FINANCIAL INFORMATION
Item 1.
FINANCIAL STATEMENTS
The condensed consolidated financial statements presented in this filing on Form 10-Q have been prepared by management and are unaudited.

CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited
(In thousands, except per share data)

	March 31,	December 31,
	2008	2007
ASSETS
Utility plant:
Utility plant	$1,468,966	$1,447,047
Less accumulated depreciation and amortization	(446,637)	(436,851)

Net utility plant	1,022,329	1,010,196

Current assets:
Cash and cash equivalents	2,967	6,734
Receivables:
Customers	17,404	18,600
Other	5,357	8,617
Unbilled revenue	11,368	12,911
Materials and supplies at average cost	4,779	4,744
Taxes, prepaid expenses and other assets	9,244	8,369

Total current assets	51,119	59,975

Other assets
Regulatory assets	90,999	90,908
Other assets	22,768	23,420

Total other assets	113,767	114,328

	$1,187,215	$1,184,499

CAPITALIZATION AND LIABILITIES
Capitalization:
Common stock, $.01 par value	$207	$207
Additional paid-in capital	211,976	211,885
Retained earnings	167,710	173,617

Total common stockholders’ equity	379,893	385,709
Preferred stock	3,475	3,475
Long-term debt, less current maturities	288,495	289,220

Total capitalization	671,863	678,404

Current liabilities:
Current maturities of long-term debt	2,701	2,701
Short-term borrowings	14,000	—
Accounts payable	26,653	36,694
Accrued expenses and other liabilities	35,318	30,258

Total current liabilities	78,672	69,653

Unamortized investment tax credits	2,467	2,467
Deferred income taxes, net	68,001	69,712
Pension and postretirement benefits other than pensions	39,444	39,444
Regulatory and other liabilities	40,113	38,783
Advances for construction	168,822	168,024
Contributions in aid of construction	117,833	118,012
Commitments and contingencies	—	—

	$1,187,215	$1,184,499

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Unaudited
(In thousands, except per share data)

	March 31,	March 31,
	2008	2007
For the three months ended:
Operating revenue	$72,921	$71,570

Operating expenses:
Water production costs	25,358	25,814
Administrative and general	13,418	12,570
Other operations	12,065	11,085
Maintenance	4,114	4,509
Depreciation and amortization	9,222	8,401
Income taxes	174	543
Property and other taxes	3,739	3,406

Total operating expenses	68,090	66,328

Net operating income	4,831	5,242

Other income and expenses:
Non-regulated revenue	2,905	3,042
Non-regulated expenses	(3,036)	(1,751)
Less: income taxes on other income and expenses	49	(526)

Total other income and expenses	(82)	765

Interest expense:
Interest expense	5,014	4,926
Less: capitalized interest	(450)	(500)

Total interest expense	4,564	4,426

Net income	$185	$1,581

Earnings per share
Basic	$0.01	$0.07

Diluted	$0.01	$0.07

Weighted average shares outstanding
Basic	20,688	20,659

Diluted	20,711	20,681

Dividends declared per share of common stock	$0.2925	$0.2900

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
(In thousands)

	March 31,	March 31,
	2008	2007
For the three months ended:
Operating activities
Net income	$185	$1,581

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,222	8,401
Deferred income taxes, investment tax credits regulatory assets and liabilities, net and other	(407)	214
Changes in operating assets and liabilities:
Receivables	4,475	3,178
Unbilled revenue	1,543	873
Taxes, prepaid expenses and other assets	(877)	(1,413)
Accounts payable	(2,906)	3,187
Other current assets	(35)	46
Other current liabilities	5,061	(6,376)
Other changes, net	981	(1,487)

Net adjustments	17,057	6,623

Net cash provided by operating activities	17,242	8,204

Investing activities:
Utility plant expenditures:
Company funded	(27,090)	(19,434)
Developer funded	(2,735)	(3,100)
Other	—	(23)

Net cash used in investing activities	(29,825)	(22,557)

Financing activities:
Short-term borrowings	14,000	—
Net repayment of long-term debt	(724)	(435)
Advances for construction	2,250	4,082
Refunds of advances for construction	(1,452)	(1,364)
Contributions in aid of construction	835	805
Other	—	76
Dividends paid	(6,093)	(6,029)

Net cash provided by (used in) financing activities	8,816	(2,865)

Change in cash and cash equivalents	(3,767)	(17,218)
Cash and cash equivalents at beginning of period	6,734	60,313

Cash and cash equivalents at end of period	$2,967	$43,095

Supplemental information
Cash paid for interest	$670	$518
Cash paid for income taxes	—	11,410

Supplemental disclosure of non-cash activities:
Accrued payables for investments in utility plant	$4,050	$6,314

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

CALIFORNIA WATER SERVICE GROUP
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2008 (Amounts in thousands, except share and per share amounts)
Note 1. Organization and Operations and Basis of Presentation
California Water Service Group (the Company) is a holding company that provides water utility and other related services in California, Washington, New Mexico and Hawaii through its wholly-owned subsidiaries. California Water Service Company (Cal Water), Washington Water Service Company (Washington Water), New Mexico Water Service Company (New Mexico Water), and Hawaii Water Service Company, Inc. (Hawaii Water) provide regulated utility services under the rules and regulations of their respective state’s regulatory commissions (jointly referred to herein as the Commissions). CWS Utility Services and HWS Utility Services LLC provide non-regulated water utility and utility-related services.
Basis of Presentation
The unaudited interim financial information has been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements for the year ended December 31, 2007, included in its Form 10-K as filed with the Securities and Exchange Commission (SEC) on February 28, 2008.
The preparation of the Company’s condensed consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the condensed consolidated balance sheet dates and the reported amounts of revenues and expenses for the periods presented.
In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments that are necessary to provide a fair presentation of the results for the periods covered. The results for interim periods are not necessarily indicative of the results for any future period.
The Company operates primarily in one business segment providing water and related utility services.
Due to the seasonal nature of the water business, the results for interim periods are not indicative of the results for a twelve-month period. Revenue and income are generally higher in the warm, dry summer months when water usage and sales are greater. Revenue and income are lower in the winter months when cooler temperatures and rainfall curtail water usage and sales.
Note 2. Summary of Significant Accounting Policies
Revenue
Revenue consists of monthly cycle billings for regulated water and wastewater services at rates authorized by the Commissions and billings to certain non-regulated customers. Billings include a fee that is paid to the Commissions. This amount is recorded in revenue and other operations expense.

Fees paid to the Commissions for the three months ending March 31, 2008, and March 31, 2007, were $1,006 and $928, respectively.
Other Recent Accounting Pronouncements
In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements.” The statement defines fair value, establishes a framework for measuring fair values in generally accepted accounting principles, and expands disclosures about fair value measurements. The Company adopted SFAS No. 157 on January 1, 2008, and it did not have a material impact to the Company’s financial position, results of operations, cash flows, or related notes.
In February 2007, the FASB issued SFAS No. 159, “the Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115.” The statement permits entities to elect to report certain financial assets and liabilities at fair value with changes in fair value recognized in earnings. The Company adopted SFAS No. 159 on January 1, 2008. The adoption of this statement did not have a material impact on the Company’s financial position, results of operations, or cash flows.
Note 3. Stock-based Compensation
Long-Term Incentive Plan
The Company had a stockholder-approved Long-Term Incentive Plan (which was replaced on April 27, 2005, by a stockholder-approved Equity Incentive Plan) that allowed granting of non-qualified stock options. The Company had accounted for options issued under the Long-Term Incentive Plan using the intrinsic value method under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” All outstanding options (90,500 shares at March 31, 2008) have an exercise price equal to the market price on the date they were granted. The weighted average price of the options is $24.94. All options granted under the Long-Term Incentive Plan are fully vested. No compensation expense was recorded for the three-month periods ended March 31, 2008 and 2007 related to stock options issued under the Long-Term Incentive Plan.
Equity Incentive Plan
The Equity Incentive Plan, which was approved by shareholders in April 2005, is authorized to issue up to 1,000,000 shares of common stock. In the first quarters of 2008 and 2007, the Company granted Restricted Stock Awards (RSAs) of 16,630 and 9,770 shares, respectively, of common stock both to officers and to directors of the Company. Employee options vest ratably over 48 months, while director options generally vest at the end of 12 months. The shares were valued at $37.60 and $38.11 per share, respectively, based upon the fair market value of the Company’s common stock on the date of grant.
In addition, in the first quarters of 2008 and 2007, Stock Appreciation Rights (SARs) equivalent to 47,070 and 22,140 shares, respectively, were granted to officers, which vest ratably over 48 months and expire at the end of 10 years. The grant-date fair value for SARs was determined using the Black Scholes model, which arrived at a fair value of $6.03 and $10.36 per share, respectively. Upon exercise of a SAR, the appreciation is payable in common shares of the Company.

The assumptions utilized in calculation of the SAR fair value were:

	2008	2007
Expected dividend yield	3.11%	2.99%
Expected volatility	21.96%	32.79%
Risk-free interest rate	2.63%	4.48%
Expected holding period in years	5.2	5.2
The Company did not apply a forfeiture rate in the expense computation relating to RSAs and SARs issued to officers as they vest monthly and, as a result, the expense is recorded for actual vesting during the period. For outside directors the Company did not apply a forfeiture rate in the expense computation relating to RSAs, as the Company expects 100% to vest at the end of twelve months.
The table below reflects SARs activity under the Equity Incentive Plan, for the three months ended March 31, 2008.

		Weighted Average
	Shares	Exercise Price
Stock Appreciation Rights
Outstanding at December 31, 2007	61,640	$38.59
Granted	47,070	37.60
Exercised	—	—
Cancelled	—	—

Outstanding at March 31, 2008	108,710	$38.16

Exercisable at March 31, 2008	25,927	$38.62

The Company has recorded compensation costs for the RSAs and SARs in Operating Expense in the amount of $91 and $76 for the quarter ending March 31, 2008, and March 31, 2007, respectively.
Note 4. Earnings Per Share Calculations
The computations of basic and diluted earnings per share are noted below. RSAs are included in the weighted stock outstanding as the shares have all the same voting and dividend rights as issued and unrestricted common stock. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

The SARs outstanding of 108,710 and 59,640 are anti-dilutive for the first quarter of 2008 and 2007. All options are dilutive and the dilutive effect is shown in the table below.
(In thousands, except per share data)

	Three Months Ended March 31
	2008	2007
Net income	$185	$1,581
Less preferred dividends	(38)	(38)

Net income available to common stockholders	$147	$1,543

Weighted average common shares, basic	20,688	20,659
Dilutive common stock options (treasury method)	23	22

Shares used for dilutive computation	20,711	20,681

Net income per share — basic	$0.01	$0.07

Net income per share — diluted	$0.01	$0.07

Note 5. Pension Plan and Other Postretirement Benefits
The Company provides a qualified, defined-benefit, non-contributory pension plan for substantially all employees. The Company makes annual contributions to fund the amounts accrued for the qualified pension plan. The Company also maintains an unfunded, non-qualified, supplemental executive retirement plan. The costs of the plans are charged to expense or are capitalized in utility plant as appropriate.
The Company offers medical, dental, vision, and life insurance benefits for retirees and their spouses and dependents. Participants are required to pay a premium, which offsets a portion of the cost.
Cash payments by the Company related to pension plans and other postretirement benefits were $172 for the three months ended March 31, 2008. The estimated cash contribution to the pension plans for 2008 is $8,100. The estimated contribution to the other benefits plan for 2008 is $3,200.

The following table lists components of the pension plans and other postretirement benefits. The data listed under “pension plan” includes the qualified pension plan and the non-qualified supplemental executive retirement plan. The data listed under “other benefits” is for all other postretirement benefits.

	Three Months Ended March 31
	Pension Plan		Other Benefits
	2008	2007	2008	2007
Service cost	$1,336	$1,399	$361	$307
Interest cost	1,628	1,578	433	304
Expected return on plan assets	(1,578)	(1,421)	(156)	(117)
Recognized net initial APBO (1)	N/A	N/A	69	69
Amortization of prior service cost	468	468	29	19
Recognized net actuarial loss	81	195	75	45

Net periodic benefit cost	$1,935	$2,219	$811	$627

(1)APBO – Accumulated postretirement benefit obligation
In December 2006, Cal Water filed an application to allow it to recover additional funding associated with its postretirement benefit other than pensions (PBOP) or retiree healthcare plan. For the period 1993 through 2005, Cal Water funded and recognized as its PBOP expense at the Internal Revenue Code’s (IRC) maximum tax-deductible contribution level (Maximum Contribution Level) using an IRC 401(h) account as the funding mechanism. The excess expense between the Maximum Contribution Level and FAS 106 accrual during the employees’ expected service period was recorded as a regulatory asset. As of December 31, 2007, the regulatory asset was approximately $9.8 million.
In February 2007, the Division of Ratepayer Advocates (DRA) filed its protest to our PBOP application. In their protest, the DRA requested to dismiss the application with prejudice. Despite several attempts to settle the issues, the parties did not reach a settlement. In October 2007, the CPUC held evidentiary hearings. Subsequently, the parties fully briefed the issues, the evidentiary record was closed in December, and the matter was then submitted for a decision.
On March 13, 2008, the Commission issued D.08-03-021, which granted Cal Water’s request to amortize the $9.8 million regulatory asset over a fifteen year period. Cal Water began a rate surcharge on April 1, 2008 which is expected to collect $658,000 annually to recover the regulatory asset.
Note 6. Short-term Borrowings
At March 31, 2008, the Company maintained a bank line of credit providing unsecured borrowings of up to $20 million at the prime lending rate less 1.5 percentage points. Cal Water maintained a separate bank line of credit for an additional $55 million with the same interest rate provision as the Company. The line of credit agreements expire on April 30, 2012. The agreement with the Company requires a debt to capitalization ratio of less than 0.667:1.0 and an interest coverage ratio of at least 2.5:1.0. As of March 31, 2008, the Company and Cal Water were in compliance with the bank covenants in the loan agreements. At March 31, 2008, the outstanding borrowings on the Cal Water line of credit was $14,000.
Note 7. Commitment and Contingencies
Commitments
The Company has significant commitments to lease certain office spaces and water systems, and for the purchase of water from water wholesalers. These commitments are described in footnote 15 of the Annual Report on Form 10-K.
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
In 2007, the Company entered into Court approved consent decrees (Consent Decrees). The Consent Decrees conditioned our performance upon many factors, including, but not limited to, water pumped and treated by us must meet regulatory standards so we may distribute to its customers. Pursuant to the terms of the Consent Decrees the Company will incur capital costs of $1.5 million and future operating costs with a present value of approximately $2.6 million. In its 2007 general rate case (GRC) settlement negotiations, Division of Ratepayer Advocates have tentatively agreed to track all costs associated with the Consent Decrees, including legal costs to pursue insurance coverage, for potential future recovery in rates.
In connection with these suits, our insurance carrier has filed a separate lawsuit against us for reimbursement of past defense costs which approximate $1.5 million. We believe that the insurance carrier has a duty to defend and is not entitled to any defense cost reimbursement. Furthermore, we believe that insurance coverage exists for the Company’s claims. However, if our claim is ultimately found to be excludable under insurance policies, we may have to pay damages. The Company believes that recovery of costs associated with the Consent Decrees are probable from either its insurance carrier or through rate increases in the future. Furthermore, we believe that our insurance carrier had a duty to defend. Therefore, no reserve or contingency has been recorded for this matter.
The Company and a number of co-defendants were served on October 26, 2006, with a complaint in the Superior Court County of Los Angeles, Case No. BC360406, for personal injury allegedly caused by exposure to asbestos. The Plaintiff claims to have worked for three of our contractors on pipeline projects during the period 1958-1999, including Palos Verdes Water Company, a water utility we acquired in 1970. The Plaintiff alleges that we and other defendants are responsible for his asbestos-related injuries. We have reached a confidential settlement with the Plaintiff and his heirs.  The settlement must be approved by the Court.  A hearing is scheduled for May 5, 2008.  The settlement will be paid for by our contractor’s and our insurance policy carriers.  As such, there is no impact on our financial statements.
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
The Company has been and is involved in litigation against third parties to recover past and future costs related to ground water contamination in our service areas. The cost of litigation is expensed as incurred and any settlement is first offset against such costs. Any settlement in excess of the cost to litigate is accounted for on a case by case basis based upon the nature of the settlement. It is anticipated that the majority of the settlement will be reflected as a benefit to the rate payers by offsetting future operating or capital costs.
Currently we are involved in a lawsuit against major oil refineries regarding the contamination of the ground water as a result of the gas additive MTBE. We entered into a partial settlement with defendants that represent approximately 70% of the responsible parties (as determined by the Superior Court). The settlement is subject to final court approval which is anticipated to be received in the second quarter of 2008. The Company is currently in discussions with the CPUC on the treatment of the settlement and is therefore unable to predict the affect on our financial statements, results or operations, or cash flows.
In addition, we have filed with the City of Bakersfield, in the Superior Court of California, a lawsuit that names potentially responsible parties, who manufactured and distributed products containing 1,2,3 trichloropropane (TCP) in California. TCP has been detected in the ground water. The lawsuit seeks to recover treatment costs necessary to remove TCP.

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
Factors which may cause actual results to be different than those expected or anticipated include, but are not limited to:
•	governmental and regulatory commissions’ decisions, including but not limited to rate case decisions and implementation of the California Public Utilities Commission Water Action Plan and decisions on proper disposition of property;

•	changes in regulatory commissions’ policies and procedures;

•	the timeliness of regulatory commissions’ actions concerning rate relief;

•	new legislation;

•	changes in accounting valuations and estimates;

•	the ability to satisfy requirements related to the Sarbanes-Oxley Act and other regulations on internal controls;

•	electric power interruptions;

•	increases in suppliers’ prices and the availability of supplies including water and power;

•	fluctuations in interest rates;

•	changes in environmental compliance and water quality requirements;

•	acquisitions and the ability to successfully integrate acquired companies;

•	the ability to successfully implement business plans;

•	changes in customer water use patterns;

•	the impact of weather on water sales and operating results;

•	changes in the capital markets and access to sufficient capital on satisfactory terms;

•	civil disturbances or terrorist threats or acts, or apprehension about the possible future occurrences of acts of this type;

•	the involvement of the United States in war or other hostilities;

•	our ability to attract and retain qualified employees;

•	labor relations matters as we negotiate with the unions; and

•	restrictive covenants in or changes to the credit ratings on current or future debt that could increase financing costs or affect the ability to borrow, make payments on debt, or pay dividends;
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
CRITICAL ACCOUNTING POLICIES
We maintain our accounting records in accordance with accounting principles generally accepted in the United States of America (GAAP) and as directed by the regulatory commissions to which we are subject. The process of preparing financial statements in accordance with GAAP requires the use of estimates and assumptions on the part of management. The estimates and assumptions used by management are based on historical experience and our understanding of current facts and circumstances. Management believes that the following accounting policies are critical because they involve a higher degree of complexity and judgment, and can have a material impact on our results of operations and financial condition. These policies and their key characteristics are discussed in detail in the 2007 Form 10-K. They include:
Revenue Recognition
Our revenue consists of monthly cycle customer billings for regulated water and wastewater services at rates authorized by the governmental and regulatory commissions and billings to certain non-regulated customers.
Revenue from metered customers includes billings to customers based on monthly meter readings plus an estimate for water used between the customer’s last meter reading and the end of the accounting period. At March 31, 2008, our unbilled revenue amount was $11,368 and at December 31, 2007, the amount was $12,911. The unbilled revenue amount is generally higher during the summer months when water sales are higher. The amount recorded as unbilled revenue varies depending on:
•	water usage in the preceding period;

•	the number of days between meter reads for each billing cycle; and

•	the number of days between each cycle’s meter reading and the end of the accounting cycle.
Flat rate customers are billed in advance at the beginning of the service period. The revenue is prorated so that the portion of revenue applicable to the current accounting period is included in that period’s revenue. The portion related to a subsequent accounting period is recorded as unearned revenue on the balance sheet and recognized as revenue when earned in the subsequent accounting period. Our unearned revenue liability was $2,335 as of March 31, 2008, and $2,248 as of December 31, 2007. This liability is included in “accrued expenses and other liabilities” on our accompanying condensed consolidated balance sheets.
Expense-Balancing and Memorandum Accounts
We use expense-balancing accounts and memorandum accounts to track suppliers’ rate changes for purchased water, purchased power, and pump taxes that are not included in customer water rates. The cost changes are referred to as “offsetable expenses” because under certain circumstances they are refundable from customers (or refunded to customers) in future rates designed to offset cost changes from suppliers. We do not record the balancing and memorandum accounts until the California Public Utilities Commission (CPUC) has authorized a change in customer rates and the customer has been billed. The cumulative net amount in the expense balancing accounts and memorandum accounts as of March 31, 2008, was approximately $3,300. This amount includes certain amounts that have been authorized for recovery through customer surcharges but which have not yet been collected and amounts that have not yet been filed for recovery. See “Rates and Regulations” below for a description of amounts included in this total that have been authorized for recovery. Washington Water, New Mexico Water, and Hawaii Water did not have material amounts in expense balancing or memorandum accounts.
Regulated Utility Accounting
Because we operate extensively in a regulated business, we are subject to the provisions of SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation.” Regulators establish rates that are designed to permit the recovery of the cost of service and a return on investment. Based upon past practices and decisions by the Commissions, we asses the probability of future recovery from rate payers of certain items, including the probability of return of items to rate payers. If it is probable that rates will recover an item in the future, a regulatory asset will be reported. If it is probable that rates will reflect a reduction in future rates for an item, a regulatory liability will be reported. We assess the probability of recovery of the regulatory assets and regulatory liabilities in each reporting period. In addition, if a regulatory commission determined that a portion of our assets used in utility operations were not recoverable in customer rates, we would be required to determine if we had suffered an asset impairment that would require a write-down in the assets’ valuation. There have been no such asset impairments as of March 31, 2008 and December 31, 2007.
Income Taxes
We account for income taxes using the asset and liability method. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. We measure deferred tax assets and liabilities at enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We recognize the effect on the deferred tax assets and liabilities of a change in tax rate in the period that includes the enactment date. We must also assess the likelihood that deferred tax assets will be recovered in future taxable income and, to the extent recovery is unlikely, a valuation allowance would be recorded. If a valuation allowance were required, it could significantly increase income tax expense. In our management’s view, a valuation allowance was not required at March 31, 2008 or December 31, 2007.

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
Pension Benefits
We incur costs associated with our pension and postretirement health care benefits plans. To measure the expense of these benefits, our management must estimate compensation increases, mortality rates, future health cost increases and discount rates used to value related liabilities and to determine appropriate funding. Different estimates used by our management could result in significant variances in the cost recognized for pension benefit plans. The estimates used are based on historical experience, current facts, and future expectations. We anticipate any increase in funding for the pension and postretirement health care benefits plans will be recovered in future rate filings, thereby mitigating the financial impact. Funding of the plans is done in accordance with requirements set forth by ERISA and Internal Revenue Service.
In September 2006, the FASB issued SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Post Retirement Plans – An Amendment of FASB Statements 87, 88, 106 and 132(R).” We adopted SFAS No.158 as of December 31, 2006 which required the full recognition of the projected benefit obligation over the fair value of plan assets, reflecting the funded status of the benefit plans, on the balance sheet. We believe it is probable that future costs will be recovered in future rates and therefore have recorded a regulatory asset in accordance with SFAS 71.

RESULTS OF FIRST QUARTER 2008 OPERATIONS COMPARED TO
FIRST QUARTER 2007 OPERATIONS
Amounts in thousands except share data
Overview
First quarter net income was $0.2 million equivalent to $0.01 per common share diluted compared to net income of $1.6 million or $0.07 common per share on a diluted basis in the first quarter of 2007. The decline in net income is primarily attributable to the decline in customer usage of water due to the unfavorable weather, and a decline in other income and expenses, related to the decline in interest income and reduction in the cash surrender value of life insurance contracts associated with benefit plans.
Operating Revenue
Operating revenue increased $1.4 million or 2% to $72.9 million in the first quarter of 2008. As disclosed in the following table, the increase was due to increases in rates and in usage by new customers, offset by decreased usage by existing customers.
The factors that impacted the operating revenue for the first quarter of 2008 compared to 2007 are presented in the following table:

Rate increases	$4,243
Usage by new customers	388
Decrease in usage by existing customers	(3,280)

Net operating revenue increase	$1,351

The components of the rate increases are listed in the following table:

General Rate Case (GRC) Increases	$1,495
Purchased Water Offset Increases	1,251
Balancing Account Adjustments	630
Step Rate Increases	867

Total Increase in Rates	$4,243

Total Operating Expenses
Total operating expenses were $68.1 million for the first quarter of 2008, versus $66.3 million for the same period in 2007, a 3% increase.
Water production expense consists of purchased water, purchased power, and pump taxes. It represents the largest component of total operating expenses, accounting for approximately 37% of total operating expenses in the first quarter of 2008. Water production expenses decreased 2% compared to the same period last year due to the reduction in the quantity of water produced which was due to the decline in water usage by existing customers.

Sources of water as a percent of total water production are listed in the following table:

	Three Months Ended March 31
	2008	2007
Well production	44%	42%
Purchased	52%	54%
Surface	4%	4%

Total	100%	100%

Washington Water, New Mexico Water and Hawaii Water obtain all of their water supply from wells. The components of water production costs are shown in the table below:

	Three Months Ended March 31
	2008	2007	Change
Purchased water	$20,711	$20,897	$(186)
Purchased power	3,454	3,696	(242)
Pump taxes	1,193	1,221	(28)

Total	$25,358	$25,814	$(456)

Purchased water costs decreased primarily due to the decline in production. Total water production measured in acre feet decreased by 6% during the first quarter of 2008 as compared with the first quarter of 2007 due to the colder weather and higher precipitation, as compared to the same period in 2007.
Administrative and general expense and other operations expense increased 8% to $25.5 million. There were increases in payroll and benefits (pension and post-retirement benefits), legal and other outside services, and outside lab fees. Effective January 1, 2008, wage increases became effective and there was an increase in the number of employees. At March 31, 2008, there were 907 employees and at March 31, 2007, there were 873 employees.
Maintenance expenses decreased by 9% to $4.1 million in the first quarter of 2008 compared to $4.5 million in the first quarter of 2007, due to fewer repairs of mains, hydrants, and structures. Depreciation and amortization expense increased $0.8 million, or 10%, because of 2007 capital additions.
Federal and state income taxes charged to operating expenses and other income and expenses decreased $0.9 million, or 88%, from a provision of $1.1 million in the first quarter of 2007 to $0.1 million in the first quarter of 2008, due to a decline in pretax income compared to the net income in the same quarter as last year. We expect the effective tax rate to be between 40% and 41% for fiscal year 2008.

Other Income and Expense
Non-regulated revenue, net of related expenses, reflected a loss of $0.1 million for the first quarter of 2008, compared to income of $1.3 million in the same period last year, which is a decrease of $1.4 million. The change from the prior year is due to a reduction in cash available for investment which resulted in a decline in interest income. In addition, we recorded a reduction in cash surrender value of life insurance contracts associated with the deferred compensation and the supplemental executive retirement plans. The cash surrender value is determined in part by the market of certain underlining funds, the value of which reflects changes in the stock market. Due to the decline in the stock market in the first quarter of 2008, there was a corresponding impact to the cash surrender value of the life insurance contracts.
Interest Expense
Total interest expense, net of interest capitalized, increased $138 to $4.6 million for the first quarter of 2008 compared to the same period last year. This increase was primarily due to an increase in short-term borrowings of $14 million during the quarter, resulting from capital expenditure activity.
REGULATORY MATTERS
Rates and Regulations
The state regulatory commissions have plenary powers setting rates and operating standards. As such, state commission decisions significantly impact our revenues, earnings, and cash flows. The amounts discussed herein are generally annual amounts, unless specifically stated, and the financial impact to recorded revenue is expected to occur over a 12-month period from the effective date of the decision. In California, water utilities are required to make several different types of filings. Most filings result in rate changes that remain in place until the next General Rate Case (GRC). As explained below, surcharges and surcredits to recover balancing and memorandum accounts as well as the catch-up are temporary rate changes, which have specific time frames for recovery.
GRCs, step rate increase filings, and offset filings change rates to amounts that will remain in effect until the next GRC. The CPUC follows a rate case plan, which requires Cal Water to file a GRC for each of its 24 regulated operating districts every three years. In a GRC proceeding, the CPUC not only considers the utility’s rate setting requests, but may also consider other issues that affect the utility’s rates and operations. Effective in 2004, Cal Water’s GRC schedule was shifted from a calendar year to a fiscal year with test years commencing on July 1 st of each year. The CPUC is generally required to issue its GRC decision prior to the first day of the test year or authorize interim rates. As such, Cal Water’s GRC decisions, prior to 2005, were generally issued in the fourth quarter, but are now expected to be issued in the second quarter of each year until 2011, when the updated rate case plan takes effect. A decision on the eight GRCs filed in July of 2006 was delayed beyond July 1, 2007. As required by state law, the CPUC authorized interim rates incorporating the last twelve-months change in CPI. A final decision on the 2006 GRC was made on December 20, 2007 with final rates billed effective on January 1, 2008. A provision in the final decision allows recovery of the revenue lost due to the delay over a twelve-month period beginning in the first quarter of 2008.
Between GRC filings utilities may file escalation rate increases, which allow the utility to recover cost increases, primarily from inflation and incremental investment, during the second and third years of the rate case cycle. However, escalation rate increases are subject to a weather-normalized earnings test. Under the earnings test, the CPUC may reduce the escalation rate increase to prevent the utility from earning in excess of the authorized rate of return for that district.
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
Surcharges and surcredits, which are usually effective for a twelve-month period, are authorized by the CPUC to recover the memorandum and balancing accounts under- and over- collections usually due to changes in offsettable expenses. However, significant under-collection may be authorized over multiple years. Typically, an expense difference occurs during the time period from when an offsettable expense rate changes and we are allowed to adjust its water rates. Expense changes for this regulatory lag period, which may exceed two months, are booked into memorandum and balancing accounts for later recovery. These accounts are subject to reasonableness reviews. Future recovery of balancing account balances will be addressed in general rate cases or by advice letter filings if the account balance is greater than 2% of revenues. As of December 31, 2007 and March 31, 2008, the amount in the balancing accounts was $3.1 million and $3.3 million, respectively.
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
Remaining Unrecorded Balances from Previously Authorized Balancing Accounts Recoveries/Refunds
The total of unrecorded, under-collected memorandum and balancing accounts was approximately $3.3 million as of March 31, 2008. Included in this amount, Cal Water has amounts from districts that are pending further action when balances become large enough to warrant action of either recovery or refund.
Rate Case Plan
In December 2005, the CPUC issued the California Water Action Plan. The plan focuses on four key principles, among other things, including safe, high quality water; highly reliable water supplies; efficient use of water; and reasonable rates and viable utilities. In accordance with the Water Action Plan’s objective to streamline regulatory decision-making the CPUC issued R.06-12-016 in December 2006, to address streamlining of its water rate case plan. The CPUC issued D.07-05-062 on May 24, 2007 adopting a new rate case plan. As a result, Cal Water will be filing a company-wide general rate case every three years beginning in July 2009. Rates would be effective approximately 18 months from the filing date or January 1, 2011 in the first cycle. As an interim measure, the CPUC will allow Cal Water to incorporate general operations costs including company benefits in rates for all districts after a decision in its 2007 general rate case. In addition, for the sixteen districts that have a delayed effective date, the CPUC will authorize interim rates from the authorized effective date under the old rate case plan. These interim rates will be subject to adjustment based on a final determination in the 2009 general rate case filing. In addition to general rate case processing, the

RCP set a schedule for separate cost of capital applications. Under the RCP, Cal Water would file its cost of capital application every three years beginning May 1, 2008. The CPUC plans to consolidate the May 1 applications of all multi-district Class A water utilities into a combined proceeding.
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
In February 2007, the Division of Ratepayer Advocates (DRA) filed its protest to our PBOP application. In their protest, the DRA requested to dismiss the application with prejudice. Despite several attempts to settle the issues, the parties did not reach a settlement. In October 2007, the CPUC held evidentiary hearings. Subsequently, the parties fully briefed the issues, the evidentiary record was closed in December, and the matter was then submitted for a decision.
On March 13, 2008, the Commission issued D.08-03-021, which granted Cal Water’s request to amortize the $9.8 million regulatory asset over a fifteen year period. Cal Water began a rate surcharge on April 1, 2008 which is expected to collect $658,000 annually to recover the regulatory asset.
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
On June 15, 2007, Cal Water and two consumer groups (the Commission’s Division of Ratepayer Advocates (DRA) and The Utility Reform Network (TURN)) filed a settlement jointly proposing a program of tiered residential rates, a water revenue adjustment mechanism (WRAM), and a modified balancing account (MCBA) that includes changes in source mix. Tiered rates have varying charges depending on the overall monthly usage. They are intended to provide a conservation incentive, particularly in high-usage periods. Non-residential rate design under the settlement emphasizes variable charges over service charges. The WRAM and MCBA are intended to negate any impact from customer conservation on Cal Water’s earnings.
On February 29, 2008, the Commission adopted the settlement. Additionally, the Commission, through its administrative process, must approve rates and other tariffs that implement the approved settlement. Cal Water anticipates that the tiered rates, WRAM, and MCBA will be approved and implemented in the third quarter of 2008.

The conservation proceeding is still open to consider the potential effect these mechanisms may have on authorized return on equity and to examine the Commission’s non-rate-related conservation policies. We are unable to predict the outcome of the proceeding with respect to these matters at this time.
Pending Filings as of April 30, 2008
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
2008 Regulatory Activity
In December 2007, Cal Water received a decision on its 2006 general rate case filing. The decision allowed an increase of $7.8 million in rates for eight districts. This increase is inclusive of the $2.0 million in interim rates approved in July 2007. As a result, in December 2007 Cal Water filed advice letters to implement the adopted rates in January 2008. These advice letters were approved effective in January 2008 as requested.
In January 2008, Cal Water filed advice letters to offset increased purchased water and pump tax rates in six of its regulated districts. These advice letters were approved effective in January 2008 as requested.
In February 2008, Cal Water filed an advice letter to recover $2.7 million in lost revenue resulting from the delayed effective date of a final decision in its 2006 GRC. Under CPUC advice letter processing rules, Cal Water charges the rates in compliance advice letters to its customers upon filing. These advice letters were approved effective in February 2008 as requested. The lost revenue will be recovered as a surcharge on customer bills for a twelve-month period beginning in February 2008.
In July 2008, Cal Water plans to file advice letters to offset expected increases in purchased water and pump tax charges in some districts. Cal Water cannot predict the exact timing or dollar amount of the changes. However, expense offsets are dollar-for-dollar increases in revenue to match increased expenses.
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
LIQUIDITY
Cash flows from Operations
Cash flows from operations were $17.2 million for the first quarter of 2008. Cash flows from operations is primarily generated by changes in our operating assets and liabilities. In the first quarter of 2007 we made tax payments of $11.4 million, which did not occur in the first quarter of 2008. Cash generated by operations varies during the year which is dependent upon customer billings and timing of estimated tax payments.
The water business is seasonal. Revenue is lower in the cool, wet winter months when less water is used compared to the warm, dry summer months when water use is highest. This seasonality results in the possible need for short-term borrowings under the bank lines of credit in the event cash is not available during the winter period. The increase in cash flows during the summer allows short-term borrowings to be paid down. Customer water usage can be lower than normal in years when more than normal precipitation falls in our service areas or temperatures are lower than normal, especially in the summer months. The reduction in water usage reduces cash flows from operations and increases the need for short-term bank borrowings. In addition, short-term borrowings are used to finance capital expenditures until long-term financing is arranged.
Investing Activities
During the first quarter of 2008, we had company-funded capital expenditures of $27.1 million. For 2008, our capital budget is approximately $80 to $100 million.
Financing Activities
During the first quarter of 2008, there were no debt or equity offerings; however, we began to utilize our bank lines of credit as anticipated. Dividend payments were higher than the prior year due to an increased dividend rate paid in the current year.
Short-Term and Long-Term Debt
Short-term liquidity is provided by bank lines of credit funds extended to us and certain of our subsidiaries and by internally generated funds. Long-term financing is accomplished through the use of both debt and equity. As of March 31, 2008, there were short-term borrowings of $14 million outstanding on the line of credit. There were no short-term bank borrowings at December 31, 2007. Cash and cash equivalents were $3.0 million at March 31, 2008, and $43.1 million at March 31, 2007.
There were no significant additions to long-term debt in the first quarter of 2008, and we made principal payments on our first mortgage bonds and other long-term debt payments of $1,336 during the first quarter of 2008.

Long-term financing, which includes senior notes, other debt securities, and common stock, has typically been used to replace short-term borrowings and fund capital expenditures. Internally generated funds, after making dividend payments, provide positive cash flow, but have not been at a level to meet the needs of our capital expenditure requirements. Management expects this trend to continue given our capital expenditures plan for the next 5 years. Some capital expenditures are funded by payments received from developers for contributions in aid of construction or advances for construction. Funds received for contributions in aid of construction are non-refundable, whereas funds classified as advances in construction are refundable. Management believes long-term financing is available to meet our cash flow needs through issuances in both debt and equity instruments.
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
Dividends, Book Value and Shareholders
The first quarter common stock dividend of $0.2925 per share was paid on February 15, 2008, compared to a quarterly dividend in the first quarter of 2007 of $0.2900. This was Cal Water’s 253rd consecutive quarterly dividend. Annualized, the 2008 dividend rate is $1.17 per common share, compared to $1.16 in 2007. Based on the previous 12-month earnings per share at March 31, 2008, the dividend payout ratio is 83%. For the full year 2007, the payout ratio was 77% of net income. On a long-term basis, our goal is to achieve a dividend payout ratio of 60% of net income accomplished through future earnings growth.
At its April 23, 2008 meeting, the Board declared the second quarter dividend of $0.2925 per share payable on May 16, 2008, to stockholders of record on May 5, 2008. This will be our 254th consecutive quarterly dividend.
2008 Financing Plan
Cal Water is currently reviewing its financing needs for 2008 and 2009. We are considering issuing long-term debt in the second half of 2008. We intend to fund our capital needs in future periods through a relatively balanced approach between long-term debt and equity.
Book Value and Stockholders of Record
Book value per common share was $18.34 at March 31, 2008 compared to $18.66 at December 31, 2007.
There are approximately 2,799 stockholders of record for our common stock, as of our record date, March 31, 2008.

Utility Plant Expenditures
During the first quarter of 2008, capital expenditures totaled $29.8 million; $27.1 million was from company-funded projects and $2.7 million was from third-party-funded projects. The planned 2008 company-funded capital expenditure budget is approximately $80 to $100 million. The actual amount may vary from the budget number due to timing of actual payments related to current year projects and prior year projects. We do not control third-party-funded capital expenditures and therefore are unable to estimate the amount of such projects for 2008.
At March 31, 2008, construction work in progress was $56.9 million compared to $43.6 million at December 31, 2007. Work in progress includes projects that are under construction but not yet complete and placed in service.
WATER SUPPLY
Based on information from water management agencies and internally developed data, we believe that our various sources of water supply are sufficient to meet customer demand for the remainder of the year. Historically, about half of the water is purchased from wholesale suppliers with the other half pumped from underground wells. A small portion is developed through six local surface treatment plants. During 2007, some of our water wholesalers requested voluntary reduction in the use of water. We expect this situation to continue in 2008 as the precipitation accumulation in Northern California through April 28, 2008, as reported by the California Department of Water Resources is below the average to date.
CONTRACTUAL OBLIGATIONS
During the three-months ended March 31, 2008, there were no material changes in contractual obligations outside the normal course of business.
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
Item 4.
CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for timely decisions regarding required disclosure.
In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Accordingly, our disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives.
Our management, with the participation of our CEO and our CFO, evaluated the effectiveness of our disclosure controls and procedures as of May 7, 2008. Based on that evaluation, we concluded that our disclosure controls and procedures were effective at the reasonable assurance level
(b) Changes to Internal Control Over Financial Reporting
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
In connection with these suits, our insurance carrier has filed a separate lawsuit against us for reimbursement of past defense costs which approximate $1.5 million. We believe that the insurance carrier has a duty to defend and is not entitled to any defense cost reimbursement. Furthermore, we believe that insurance coverage exists for the Company’s claims. However, if our claim is ultimately found to be excludable under insurance policies, we may have to pay damages. The Company believes that recovery of costs associated with the Consent Decrees are probable from either its insurance carrier or through rate increases in the future. Furthermore, we believe that our insurance carrier had a duty to defend. Therefore, no reserve or contingency has been recorded for this matter.
We and a number of co-defendants were served on October 26, 2006, with a complaint in the Superior Court County of Los Angeles, Case No. BC360406, for personal injury allegedly caused by exposure to asbestos. The Plaintiff claims to have worked for three of our contractors on pipeline projects during the period 1958-1999, including Palos Verdes Water Company, a water utility we acquired in 1970. The Plaintiff alleges that we and other defendants are responsible for his asbestos-related injuries. We have reached a confidential settlement with the Plaintiff and his heirs.  The settlement must be approved by the Court.  A hearing is scheduled for May 5, 2008.  The settlement will be paid for by our contractor’s and our insurance policy carriers.  As such, there is no impact on our financial statements.

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
The Company has been and is involved in litigation against third parties to recover past and future costs related to ground water contamination in our service areas. The cost of litigation is expensed as incurred and any settlement is first offset against such costs. Any settlement in excess of the cost to litigate is accounted for on a case by case basis based upon the nature of the settlement. It is anticipated that the majority of the settlement will be reflected as a benefit to the rate payers by offsetting future operating or capital costs.
Currently we are involved in a lawsuit against major oil refineries regarding the contamination of the ground water as a result of the gas additive MTBE. We entered into a partial settlement with defendants that represent approximately 70% of the responsible parties (as determined by the Superior Court). The settlement is subject to final court approval which is anticipated to be received in the second quarter 2008. The Company is currently in discussions with the CPUC on the treatment of the settlement and is therefore unable to predict the affect on our financial statements, results of operations, or cash flows.
In addition, we have filed with the City of Bakersfield, in the Superior Court of California, a lawsuit that names potentially responsible parties, who manufactured and distributed products containing 1,2,3 trichloropropane (TCP) in California. TCP has been detected in the ground water. The lawsuit seeks to recover treatment costs necessary to remove TCP.

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

May 7, 2008

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