Form 10-Q
period 2008-06-30
CALIFORNIA WATER SERVICE GROUP
filed 2008-08-06
CIK 1035201

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act) Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common shares outstanding as of August 1, 2008 — 20,716,702.

PART I  FINANCIAL INFORMATION
Item 1.
FINANCIAL STATEMENTS
The condensed consolidated financial statements presented in this filing on Form 10-Q have been prepared by management and are unaudited.

CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited
(In thousands, except per share data)

	June 30,	December 31,
	2008	2007
ASSETS
Utility plant:
Utility plant	$1,503,926	$1,447,047
Less accumulated depreciation and amortization	(455,862)	(436,851)

Net utility plant	1,048,064	1,010,196

Current assets:
Cash and cash equivalents	6,129	6,734
Receivables:
Customers	24,195	18,600
Other	4,771	8,617
Unbilled revenue	16,948	12,911
Materials and supplies at average cost	4,671	4,744
Taxes, prepaid expenses and other assets	12,367	8,369

Total current assets	69,081	59,975

Other assets
Regulatory assets	90,894	90,908
Other assets	23,789	23,420

Total other assets	114,683	114,328

	$1,231,828	$1,184,499

CAPITALIZATION AND LIABILITIES
Capitalization:
Common stock, $.01 par value	$207	$207
Additional paid-in capital	213,462	211,885
Retained earnings	171,728	173,617

Total common stockholders’ equity	385,397	385,709
Preferred stock	3,475	3,475
Long-term debt, less current maturities	288,281	289,220

Total capitalization	677,153	678,404

Current liabilities:
Current maturities of long-term debt	2,701	2,701
Short-term borrowings	23,000	—
Accounts payable	46,925	36,694
Accrued expenses and other liabilities	40,251	30,258

Total current liabilities	112,877	69,653

Unamortized investment tax credits	2,467	2,467
Deferred income taxes, net	67,536	69,712
Pension and postretirement benefits other than pensions	39,747	39,444
Regulatory and other liabilities	40,235	38,783
Advances for construction	173,221	168,024
Contributions in aid of construction	118,592	118,012
Commitments and contingencies	—	—

	$1,231,828	$1,184,499

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Unaudited
(In thousands, except per share data)

	June 30,	June 30,
For the three months ended:	2008	2007
Operating revenue	$105,581	$95,782

Operating expenses:
Water production costs	40,349	37,271
Administrative and general	13,835	14,264
Other operations	12,766	11,010
Maintenance	4,947	5,241
Depreciation and amortization	9,276	8,380
Income taxes	6,442	4,792
Property and other taxes	3,484	3,435

Total operating expenses	91,099	84,393

Net operating income	14,482	11,389

Other income and expenses:
Non-regulated revenue	1,696	3,423
Non-regulated expense	(1,132)	(1,966)
Gain (loss) on sale of non-utility property	7	(83)
Less: income taxes on other income and expenses	(219)	(560)

Total other income and expenses	352	814

Interest expense:
Interest expense	5,157	4,926
Less: capitalized interest	(439)	(450)

Total interest expense	4,718	4,476

Net income	$10,116	$7,727

Earnings per share
Basic	$0.48	$0.37

Diluted	$0.48	$0.37

Weighted average shares outstanding
Basic	20,717	20,666

Diluted	20,741	20,690

Dividends per share of common stock	$0.2925	$0.2900

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Unaudited
(In thousands, except per share data)

	June 30,	June 30,
For the six months ended:	2008	2007
Operating revenue	$178,502	$167,352

Operating expenses:
Water production costs	65,707	63,084
Administrative and general	27,253	26,835
Other operations	24,831	22,095
Maintenance	9,060	9,750
Depreciation and amortization	18,498	16,781
Income taxes	6,616	5,336
Property and other taxes	7,223	6,840

Total operating expenses	159,188	150,721

Net operating income	19,314	16,631

Other income and expenses:
Non-regulated revenue	4,601	6,465
Non-regulated expenses	(4,168)	(3,717)
Gain (loss) on sale of non-utility property	7	(83)
Less: income taxes on other income and expenses	(170)	(1,086)

Total other income and expenses	270	1,579

Interest expense:
Interest expense	10,171	9,852
Less: capitalized interest	(889)	(950)

Total interest expense	9,282	8,902

Net income	$10,302	$9,308

Earnings per share
Basic	$0.49	$0.45

Diluted	$0.49	$0.45

Weighted average shares outstanding
Basic	20,702	20,663

Diluted	20,726	20,687

Dividends per share of common stock	$0.5850	$0.5800

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
(In thousands)

	June 30,	June 30,
For the six months ended:	2008	2007
Operating activities
Net income	$10,302	$9,308

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,498	16,781
Deferred income taxes, investment tax credits, regulatory assets and liabilities, net and other	(184)	394
(Gain) loss on sale of non-utility property	(7)	83
Changes in operating assets and liabilities:
Receivables	(1,695)	(2,937)
Unbilled revenue	(4,036)	(3,358)
Taxes and other prepaid expenses	(3,999)	(689)
Accounts payable	2,317	6,535
Other current assets	73	(227)
Other current liabilities	9,994	(2,814)
Other changes, net	1,488	(1,840)

Net adjustments	22,449	11,928

Net cash provided by operating activities	32,751	21,236

Investing activities:
Utility plant expenditures:
Company funded	(38,527)	(39,368)
Developer funded	(4,823)	(11,903)
Other	(1,366)	(30)

Net cash used in investing activities	(44,717)	(51,301)

Financing activities:
Net short-term borrowings	23,000	—
Net repayment of long-term debt	(939)	(514)
Advances for construction	1,108	11,362
Refunds of advances for construction	(3,675)	(3,203)
Contributions in aid of construction	4,058	3,842
Issuance of common stock	—	168
Dividends paid	(12,191)	(12,060)

Net cash provided by (used in) financing activities	11,361	(405)

Change in cash and cash equivalents	(605)	(30,470)
Cash and cash equivalents at beginning of period	6,734	60,312

Cash and cash equivalents at end of period	$6,129	$29,842

Supplemental information:
Cash paid for interest	$8,698	$8,337
Cash paid for income taxes	$16	$945
Supplemental disclosure of non-cash activities:
Accrued payables for investments in utility plant	$19,099	$8,801
Purchase of intangible assets with company common stock	$1,300	$—
Utility plant contributed by developers	$6,315	$—
See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

CALIFORNIA WATER SERVICE GROUP
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2008
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
The preparation of the Company’s condensed consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the condensed consolidated balance sheet dates and the reported amounts of revenues and expenses for the periods presented. Actual results could differ from these estimates.
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
Fees paid to the Commissions for the three months ending June 30, 2008 and 2007, were $1,490 and $1,250, respectively, and for the six months ending June 30, 2008 and 2007 were $2,495 and $2,178, respectively.
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
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115.” The statement permits entities to elect to report certain financial assets and liabilities at fair value with changes in fair value recognized in earnings. The Company adopted SFAS No. 159 on January 1, 2008, but did not elect to report any financial assets or liabilities at fair value. The adoption of this statement did not have a material impact on the Company’s financial position, results of operations, or cash flows.
Note 3. Stock-based Compensation
Long-Term Incentive Plan
The Company had a stockholder-approved Long-Term Incentive Plan (which was replaced on April 27, 2005, by a stockholder-approved Equity Incentive Plan) that allowed granting of non-qualified stock options. The Company had accounted for options issued under the Long-Term Incentive Plan using the intrinsic value method under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” All outstanding options (90,500 shares at June 30, 2008) have an exercise price equal to the market price on the date they were granted. The weighted average price of the options is $24.94. All options granted under the Long-Term Incentive Plan are fully vested. No compensation expense was recorded for the three-month and six-month periods ended June 30, 2008 and 2007 related to stock options issued under the Long-Term Incentive Plan.
Equity Incentive Plan
The Equity Incentive Plan, which was approved by shareholders in April 2005, is authorized to issue up to 1,000,000 shares of common stock. In the first six months of 2008 and 2007, the Company granted Restricted Stock Awards (RSAs) of 16,630 and 9,770 shares, respectively, of common stock both to officers and to directors of the Company. Employee options vest ratably over 48 months, while director options generally vest at the end of 12 months. The shares were valued at $37.60 and $38.11 per share, respectively, based upon the fair market value of the Company’s common stock on the date of grant.

In addition, in the first six months of 2008 and 2007, Stock Appreciation Rights (SARs) equivalent to 47,070 and 22,140 shares, respectively, were granted to officers, which vest ratably over 48 months and expire at the end of 10 years. The grant-date fair value for SARs was determined using the Black Scholes model, which arrived at a fair value of $6.03 and $10.36 per share, respectively. Upon exercise of a SAR, the appreciation is payable in common shares of the Company.
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
The table below reflects SARs activity under the Equity Incentive Plan, for the six months ended June 30, 2008.

		Weighted Average
	Shares	Exercise Price
Stock Appreciation Rights
Outstanding at December 31, 2007	61,640	$38.59
Granted	47,070	37.60
Exercised	—	—
Cancelled	—	—

Outstanding at June 30, 2008	108,710	$38.16

Exercisable at June 30, 2008	32,483	$38.53

The Company has recorded compensation costs for the RSAs and SARs in Operating Expense in the amount of $186 and $93 for the quarters ending June 30, 2008 and 2007, respectively, and $277 and $168 for the six months ending June 30, 2008 and 2007, respectively.
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

The SARs outstanding of 108,710 and 59,640 as of June 30, 2008 and 2007, respectively are antidilutive for both the three and six months ended June 30, 2008 and 2007. All options are dilutive and the dilutive effect is shown in the table below.
(In thousands, except per share data)

	Three Months Ended June 30,
	2008	2007
Net income	$10,116	$7,727
Less preferred dividends	38	38

Net income available to common stockholders	$10,078	$7,689

Weighted average common shares, basic	20,717	20,666
Dilutive common stock options and SARs (treasury method)	24	24

Shares used for dilutive computation	20,741	20,690

Net income per share — basic	$0.48	$0.37

Net income per share — diluted	$0.48	$0.37

	Six Months Ended June 30,
	2008	2007
Net income	$10,302	$9,308
Less preferred dividends	76	76

Net income available to common stockholders	$10,226	$9,232

Weighted average common shares, basic	20,702	20,663
Dilutive common stock options and SARs (treasury method)	24	24

Shares used for dilutive computation	20,726	20,687

Net income per share — basic	$0.49	$0.45

Net income per share — diluted	$0.49	$0.45

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

Cash payments by the Company related to pension plans and other postretirement benefits were $1,905 for the six months ended June 30, 2008. The estimated cash contribution to the pension plans for 2008 is $8,100. The estimated contribution to the other benefits plan for 2008 is $3,200.
The following table lists components of the pension plans and other postretirement benefits. The data listed under “pension plan” includes the qualified pension plan and the non-qualified executive supplemental retirement plan. The data listed under “other benefits” is for all other postretirement benefits.
(In thousands)

	Three Months Ended June 30,				Six Months Ended June 30,
	Pension Benefit		Other Benefits		Pension Benefit		Other Benefits
	2008	2007	2008	2007	2008	2007	2008	2007
Service cost	$1,336	$1,247	$361	$270	$2,671	$2,646	$722	$577
Interest cost	1,628	1,683	433	355	3,256	3,261	865	659
Expected return on plan assets	(1,578)	(1,431)	(156)	(117)	(3,155)	(2,852)	(312)	(235)
Recognized net initial APBO(1)	N/A	N/A	69	69	N/A	N/A	138	138
Amortization of prior service cost	468	468	29	18	936	936	58	37
Recognized net actuarial loss	81	310	75	39	162	505	150	84

Net periodic benefit cost	$1,935	$2,277	$811	$634	$3,870	$4,496	$1,621	$1,260

(1)	APBO — Accumulated postretirement benefit obligation
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
In February 2007, the Division of Ratepayer Advocates (DRA) filed its protest to Cal Water’s PBOP application. In their protest, the DRA requested to dismiss the application with prejudice. In October 2007, the CPUC held evidentiary hearings. Subsequently, the parties fully briefed the issues, the evidentiary record was closed in December, and the matter was then submitted for a decision.
On March 13, 2008, the Commission issued D.08-03-021, which granted Cal Water’s request to amortize the $9.8 million regulatory asset over a fifteen year period. Cal Water instituted a rate surcharge on April 1, 2008 that is expected to collect $658 annually to recover the regulatory asset.

Note 6. Short-term Borrowings
At June 30, 2008, the Company maintained a bank line of credit providing unsecured borrowings of up to $20 million at the prime lending rate less 1.5 percentage points. Cal Water maintained a separate bank line of credit for an additional $55 million with the same interest rate provision as the Company. The line of credit agreements expire on April 30, 2012. The agreement with the Company requires a debt to capitalization ratio of less than 0.667:1.0 and an interest coverage ratio of at least 2.5:1.0. Both agreements contain other non-financial covenants. As of June 30, 2008, the Company and Cal Water were in compliance with the bank covenants in the loan agreements. At June 30, 2008, the outstanding borrowings on the Cal Water line of credit was $23,000.
Note 7. Commitment and Contingencies
Commitments
The Company has significant commitments to lease certain office spaces and water systems, and for the purchase of water from water wholesalers. These commitments are described in footnote 15 of the Annual Report on Form 10-K.
Contingencies
In 1995, the State of California’s Department of Toxic Substances Control (DTSC) named Cal Water as a potential responsible party for cleanup of toxic contamination plumes in the Chico groundwater. In December 2002, Cal Water was named along with other defendants in two lawsuits filed by DTSC for the cleanup of the plumes. The toxic spill occurred when cleaning solvents, which were discharged into the city’s sewer system by local dry cleaners, leaked into the underground water supply. The DTSC contends that Cal Water’s responsibility stems from it’s operation of wells in the surrounding vicinity that caused the contamination plumes to spread. While Cal Water is cooperating with the cleanup, we deny any responsibility for the contamination or the resulting cleanup.
In 2007, Cal Water entered into court-approved consent decrees (Consent Decrees). The Consent Decrees conditioned Cal Water’s performance upon many factors, including, but not limited to, water pumped and treated by the Company must meet regulatory standards so Cal Water may distribute to its customers. Pursuant to the terms of the Consent Decrees Cal Water will incur capital costs of $1.5 million and future operating costs with a present value of approximately $2.6 million. In its 2007 general rate case (GRC) decision, the Commission has allowed Cal Water to track all costs associated with the Consent Decrees, including legal costs to pursue insurance coverage, for potential future recovery in rates.
In connection with these suits, the Company’s insurance carrier has filed a separate lawsuit against us for reimbursement of past defense costs which approximate $1.5 million. The Company believes that the insurance carrier has a duty to defend and is not entitled to any defense cost reimbursement. Furthermore, management believes that insurance coverage exists for the Company’s claims. However, if the Company’s claim is ultimately found to be excludable under insurance policies, the Company may have to pay damages. The Company believes that recovery of costs associated with the Consent Decrees are probable of recovery from either its insurance carrier or through rate increases in the future. Furthermore, management believes that our insurance carrier had a duty to defend. Therefore, no reserve or contingency has been recorded for this matter.

As previously reported, the Company and a number of co-defendants were served on October 26, 2006, with a complaint in the Superior Court County of Los Angeles, Case No. BC360406, for personal injury allegedly caused by exposure to asbestos. The Plaintiff claimed to have worked for three of our contractors on pipeline projects during the period 1958-1999, including Palos Verdes Water Company, a water utility we acquired in 1970. The Plaintiff alleged that we and other defendants were responsible for his asbestos-related injuries. The Court has approved a confidential settlement between the Company, the Plaintiff and his heirs. The settlement was paid for by our contractor’s and our insurance policy carriers. There was no effect on our financial statements.
From time to time, the Company is involved in various disputes and litigation matters that arise in the ordinary course of business. We review the status of each significant matter and assess its potential financial exposure. If the potential loss from any claim or legal proceeding is considered probable and the amount of the range of loss can be estimated, we accrue a liability for the estimated loss in accordance with SFAS No 5, “Accounting of Contingencies.” Legal proceedings are subject to uncertainties, and the outcomes are difficult to predict. Because of such uncertainties, accruals are based on the best information available at the time. While the outcome of these disputes and litigation matters cannot be predicted with any certainty, management does not believe that the ultimate resolution of these matters will materially affect our financial position, results of operations, or cash flows.
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
Currently, the Company is involved in a lawsuit against major oil refineries regarding the contamination of the ground water as a result of the gas additive MTBE. We entered into a partial settlement with defendants in April 2008 that represent approximately 70% of the responsible parties (as determined by the Superior Court). Based on the most current allocation matrix, the Company will receive approximately $49.7 million prior to deducting attorneys’ fees and litigation expenses. The settlement is subject to final court approval scheduled on August 11, 2008. The Company anticipates the Court will find the settlement is in good faith; however, the Company anticipates that at least one non-settling defendant will appeal the Court’s findings; therefore the Company can not estimate when the settlement will be final. The Company is also in discussions with the CPUC on the treatment of the settlement and is therefore unable to predict the affect on our financial statements, results of operations, or cash flows. As such, no amounts have been recorded as of June 30, 2008.
As previously reported, Cal Water has filed with the City of Bakersfield, in the Superior Court of California, a lawsuit that names potentially responsible parties, who manufactured and distributed products containing 1,2,3 trichloropropane (TCP) in California. TCP has been detected in the ground water. The lawsuit seeks to recover treatment costs necessary to remove TCP. The Court has now coordinated our action with other water purveyor cases (TCP Cases JCCP 4435) in San Bernardino County. No trial date has been set.
Finally, the Company has filed in San Mateo County Superior Court a complaint (California Water Service Company v. The Dow Chemical Company, et al. CIV 473093) against potentially responsible parties that manufactured and distributed products, which contained perchloroethylene, also know as tetrachloroethylene (PCE) in California, to recover the past, present and future treatment costs. No trial date has been set.
Note 8. Subsequent Event
On July 14, 2008, the Company announced that it was redeeming all 139,000 outstanding shares of its 4.4% Series C Preferred Stock at the redemption price of $26.75 per share on August 15, 2008. After completion of the redemption, there will not be any Series C preferred stock remaining outstanding.
On June 15, 2007, Cal Water and two consumer groups (the Commission’s Division of Ratepayer Advocates (DRA) and the Utility Reform Network (TURN) filed a settlement jointly proposing a program of tiered residential rates, a water revenue adjustment mechanism (WRAM), and a modified balancing account (MCBA) that includes changes in source mix. Tiered rates have varying charges depending on the overall monthly usage. They are intended to provide a conservation incentive, particularly in high-usage periods. Non-residential rate design under the settlement emphasizes variable charges over service charges. The WRAM and MCBA are intended to negate any impact from customer conservation on Cal Water’s earnings. On February 29, 2008, the Commission adopted the settlement. On July 1, 2008, Cal Water made its tiered rates, WRAM, and MCBA effective in compliance with the Commission’s administrative processing rules. Those rules allow filings in compliance with Commission orders to be made effective upon filing, subject to refund until approval by staff. Cal Water anticipates final approval in the third quarter with a July 1, 2008 effective date.

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
Factors which may cause actual results to be different than those expected or anticipated include, but are not limited to:
•	governmental and regulatory commissions’ decisions, including decisions on proper disposition of property;

•	changes in regulatory commissions’ policies and procedures;

•	the timeliness of regulatory commissions’ actions concerning rate relief;

•	new legislation;

•	changes in accounting valuations and estimates;

•	the ability to satisfy requirements related to the Sarbanes-Oxley Act and other regulations on internal controls;

•	electric power interruptions;

•	increases in suppliers’ prices and the availability of supplies including water and power;

•	fluctuations in interest rates;

•	changes in environmental compliance and water quality requirements;

•	acquisitions and the ability to successfully integrate acquired companies;

•	the ability to successfully implement business plans;

•	changes in customer water use patterns;

•	the impact of weather on water sales and operating results;

•	changes in the capital markets and access to sufficient capital on satisfactory terms;

•	civil disturbances or terrorist threats or acts, or apprehension about the possible future occurrences of acts of this type;

•	the involvement of the United States in war or other hostilities;

•	our ability to attract and retain qualified employees;

•	labor relations matters as we negotiate with the unions;

•	implementation to new information technology systems;

•	restrictive covenants in or changes to the credit ratings on current or future debt that could increase financing costs or affect the ability to borrow, make payments on debt, or pay dividends; and

•	the risks set forth in “Risk Factors” included elsewhere in this quarterly report.
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
Revenue Recognition
Revenue consists of monthly cycle customer billings for regulated water and wastewater services at rates authorized by regulatory commissions and billings to certain non-regulated customers at rates authorized by contract with government agencies.
Revenue from metered customers includes billings to customers based on monthly meter readings plus an estimate for water used between the customer’s last meter reading and the end of the accounting period. At June 30, 2008, our unbilled revenue amount was $16,948 and at December 31, 2007, the amount was $12,911. The unbilled revenue amount is generally higher during the summer months when water sales are higher. Flat rate customers are billed in advance at the beginning of the service period. The revenue is prorated so that the portion of revenue applicable to the current accounting period is included in that period’s revenue, with the balance recorded as unearned revenue on the balance sheet and recognized as revenue when earned in the subsequent accounting period. Our unearned revenue liability was $2,330 as of June 30, 2008, and $2,248 as of December 31, 2007. This liability is included in “accrued expenses and other liabilities” on our accompanying condensed consolidated balance sheets.
Effective July 1, 2008, Cal Water will operate under a Water Rate Adjustment Mechanism (WRAM) approved in February 2008 by the California Public Utilities Commission (CPUC). Under the WRAM, Cal Water will record the adopted level of revenues as established by the CPUC for most metered accounts. The adopted revenues are based upon the revenue requirement for consumption-based accounts. The variance between adopted revenues and actual billed revenues for metered accounts will be recorded as a component of revenue. Based upon the actual consumption of water by metered accounts the amount may be positive or negative and represents amount that will be billed or refunded in the future. This will be reflected with an offsetting entry to a regulatory asset or liability account (tracked individually for each Cal Water district).
Also effective July 1, 2008, Cal Water will operate under a Modified Cost Balancing Account (MCBA). The Company will track authorized expense levels for purchased water, purchased power and pump taxes, as established by the CPUC. Variances (both rate and volume) between adopted and actual purchased water, purchased power, and pump taxes expenses will be recorded as a component of revenue, as the amount of such variances will be recovered from or refunded to Cal Water’s customers at a later date. Any recovery or refund of the MCBA would be included with any recovery or refund of the WRAM computed for the corresponding district.
The balances in the WRAM and MCBA regulatory assets and regulatory liabilities will fluctuate on a monthly basis depending upon the level of variance between adopted and actual results. When such accounts achieve pre-determined levels at the end of any calendar year (at least 2.5 percent over- or under-recovery of the approved revenue requirement of the corresponding district), Cal Water may seek approval from the CPUC to refund or collect the balance in the accounts. Account balances less than these levels may be refunded or collected in Cal Water’s general rate case proceedings.
Expense-Balancing and Memorandum Accounts
The Company has historically used Incremental Cost Balancing Accounts (ICBA) and memorandum accounts to track only suppliers’ rate changes for purchased water, purchased power, and pump taxes that are not included in customer water rates. The cost changes were referred to as “off-setable expenses” because under certain circumstances they were refundable from customers (or refunded to customers) in future rates designed to offset cost changes from suppliers. The balancing and memorandum accounts have not been recorded until the CPUC has authorized a change in customer rates and the customer has been billed. The cumulative net amount in the expense balancing accounts and memorandum accounts as of June 30, 2008, was approximately $1.8 million. This amount includes certain amounts that have been authorized for recovery through customer surcharges but which have not yet been collected and amounts that have not yet been filed for recovery. See “Rates and Regulations” below for descriptions of amounts included in this total that have been authorized for recovery.
Modified Cost Balancing Accounts
With the implementation of the WRAM, most of the existing ICBA expense balancing accounts will be replaced by the Modified Cost Balancing Accounts (MCBA) described above. The MCBA will be recorded on Cal Water’s books. Cal Water will continue to maintain ICBA accounts for recycled water in three districts.
Subsequent to June 30, 2008, the existing ICBA and the memorandum accounts will not be transferred to the WRAM/MCBA balances. Additions to these balances will end on July 1, 2008. However, interest will continue to accumulate on these balances until they are fully collected.
Washington Water, New Mexico Water, and Hawaii Water did not have material amounts in expense balancing or memorandum accounts.

Regulated Utility Accounting
Because we operate extensively in a regulated business, we are subject to the provisions of SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation.” Regulators establish rates that are designed to permit the recovery of the cost of service and a return on investment. Based upon past practices and decisions by the Commissions, we asses the probability of future recovery from rate payers of certain items, including the probability of return of items to rate payers. If it is probable that rates will recover an item in the future, a regulatory asset will be reported. If it is probable that rates will reflect a reduction in future rates for an item, a regulatory liability will be reported. We assess the probability of recovery of the regulatory assets and regulatory liabilities in each reporting period. In addition, if a regulatory commission determined that a portion of our assets used in utility operations were not recoverable in customer rates, we would be required to determine if we had suffered an asset impairment that would require a write-down in the assets’ valuation. There have been no such asset impairments as of June 30, 2008 and December 31, 2007.
Income Taxes
We account for income taxes using the asset and liability method. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. We measure deferred tax assets and liabilities at enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We recognize the effect on the deferred tax assets and liabilities of a change in tax rate in the period that includes the enactment date. We must also assess the likelihood that deferred tax assets will be recovered in future taxable income and, to the extent recovery is unlikely, a valuation allowance would be recorded. If a valuation allowance were required, it could significantly increase income tax expense. In our management’s view, a valuation allowance was not required at June 30, 2008 or December 31, 2007.
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

In September 2006, the FASB issued SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Post Retirement Plans — An Amendment of FASB Statements 87, 88, 106 and 132(R).” We adopted SFAS No.158 as of December 31, 2006 which required the full recognition of the projected benefit obligation over the fair value of plan assets, reflecting the funded status of the benefit plans, on the balance sheet. We believe it is probable that future costs will be recovered in future rates and therefore have recorded a regulatory asset in accordance with SFAS 71.

RESULTS OF SECOND QUARTER 2008 OPERATIONS COMPARED TO SECOND QUARTER 2007 OPERATIONS
Overview
Second quarter net income was $10.1 million equivalent to $0.48 per common share on a diluted basis, compared to net income of $7.7 million or $0.37 per common share on a diluted basis in the second quarter of 2007. These positive results were primarily due to rate increases charged to our customers and increased water usage by our customers due to dryer weather when compared with the prior year.
Operating Revenue
Operating revenue increased $9.8 million or 10% to $105.6 million in the second quarter of 2008 compared to the second quarter of 2007. As disclosed in the following table, the increase was due to increases in rates, increased usage by existing customers and usage by new customers.
The factors that impacted the operating revenue for the second quarter of 2008 compared to 2007 are presented in the following table (amounts in thousands):

Rate increases	$6,005
Increase in usage by existing customers	3,598
Usage by new customers	196

Net operating revenue increase	$9,799

The components of the rate increases are listed in the following table (amounts in thousands):

General Rate Case (GRC) Increases	$2,199
Step Rate Increase	1,428
Purchased Water Offset Increases	1,421
Balancing Account Adjustments	957

Total Increase in Rates	$6,005

Total Operating Expenses
Total operating expenses were $91.1 million for the three months ended June 30, 2008, versus $84.4 million for the same period in 2007, an 8% increase.
Water production expense consists of purchased water, purchased power, and pump taxes. It represents the largest component of total operating expenses, accounting for approximately 44% of total operating expenses. Water production expenses increased 8% compared to the same period last year.

Sources of water as a percent of total water production are listed in the following table:

	Three Months Ended June 30
	2008	2007
Well production	50%	48%
Purchased	46%	48%
Surface	4%	4%

Total	100%	100%

Our wholly owned subsidiaries, Washington Water, New Mexico Water and Hawaii Water obtain all of their water supply from wells. The components of water production costs are shown in the table below:

	Three Months Ended June 30
	(amounts in thousands)
	2008	2007	Change
Purchased water	$30,785	$28,467	$2,318
Purchased power	6,965	6,403	562
Pump taxes	2,599	2,401	198

Total	$40,349	$37,271	$3,078

Purchased water costs increased primarily due to higher customer usage and higher wholesale water prices. Total water production measured in acre feet increased by 1% during the second quarter of 2008 as compared with the second quarter of 2007 due to the warmer weather and lack of precipitation, as compared to the same period in 2007.
Administrative and general expense and other operations expense increased 5% to $26.6 million. Payroll charged to operations increased 5%, including wage increases and an increase in the number of employees. At June 30, 2008, there were 922 employees and at June 30, 2007, there were 873 employees.
Maintenance expenses decreased by $0.3 million to $4.9 million in the second quarter of 2008 compared to $5.2 million in the second quarter of 2007. Depreciation and amortization expense increased $0.9 million, or 11%, because of 2007 capital additions.
Federal and state income taxes increased $1.6 million, or 34%, from $4.8 million in the second quarter of 2007 to $6.4 million in the second quarter of 2008, due to increased operating income compared to the same quarter as last year. The effective tax rate was 39.7% in the current quarter and 40.9% for the same quarter last year. We expect the effective tax rate to be between 39.5% and 40% for 2008.
Other Income and Expense
Non-regulated income, net of related expenses, was $0.6 million for the quarter ended June 30, 2008, compared to $1.5 million in the same period last year, which is a decrease of $0.9 million, driven primarily by a decrease in investment income on short-term cash and other investments. There were no significant property sales for the current quarter and for the same quarter of 2007.

Interest Expense
Net interest expense increased $0.2 million to $4.7 million. This increase of interest expense was primarily due to the increase in short-term borrowings.
RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 2008 COMPARED TO THE SIX MONTHS ENDED JUNE 2007
Overview
Net income for the six-month period ended June 30, 2008, was $10.3 million, or $0.49 per common share on a diluted basis, compared to net income of $9.3 million or $0.45 per share on a diluted basis, for the six months ended June 30, 2007. These positive results were primarily due to increased water rates charged to our customers.
Operating Revenue
Operating revenue increased $11.1 million, or 7%, to $178.5 million in the six-month period ended June 30, 2008. As disclosed in the following table, the increase was primarily due to increases in rates.
The factors that affected the operating revenue for the six-month period ending June 30, 2008 compared to 2007 are presented in the following table (amounts in thousands):

Rate increases	$10,248
Increase in usage by new customers	584
Usage by existing customers	318

Net changes in operating revenue	$11,150

The components of the rate increases are listed in the following table (amounts in thousands):

General Rate Case (GRC) Increase	$3,694
Purchased Water Offset Increase	2,673
Step Rate Increase	2,294
Balancing Account Adjustments	1,587

Total increase in rates	$10,248

Total Operating Expenses
Total operating expenses were $159.2 million for the six months ended June 30, 2008, versus $150.7 million for the same period in 2007, a 6% increase.
Water production expense consists of purchased water, purchased power and pump taxes. Water production expense represents the largest component of total operating expenses, accounting for approximately 41% of total operating expenses. Water production expenses increased $2.6 million in the six months ended June 30, 2008, or 4% compared to the same period last year.

Sources of water production as a percent of total water production are listed on the following table:

	Six Months Ended June 30
	2008	2007
Well production	46%	45%
Purchased	50%	51%
Surface	4%	4%

Total	100%	100%

Our wholly-owned operating subsidiaries, Washington Water, New Mexico Water and Hawaii Water, obtain all of their water supply from wells. The components of water production costs are shown in the table below:

	Six Months Ended June 30
	(amounts in thousands)
	2008	2007	Change
Purchased water	$51,496	$49,363	$2,133
Purchased power	10,419	10,099	320
Pump taxes	3,792	3,622	169

Total	$65,707	$63,084	$2,622

Purchased water cost increased due to higher prices from wholesalers. Included in purchased water are credits received from certain wholesale suppliers and the sale of unused water rights. The amounts of the credits were $0 and $734 for the six months ended June 30, 2008 and June 30, 2007, respectively. The increase in purchased power and pump taxes is primarily due to increased well production.
Administration and general and other operations expenses were $52.1 million, increasing $3.2 million, or 6%, for the six months ended June 30, 2008. Payroll charged to operating expense increased $775 for the six months ended June 30, 2008. Wages for union employees increased 4%, effective January 1, 2008. Overall payroll costs (expensed and capitalized) increased 7% for the six months ended June 30, 2008, due to increases in the number of employees and higher wage rates. At June 30, 2008, there were 922 employees and at June 30, 2007, there were 873 employees.
Maintenance expense was down for the six months ended June 30, 2008, decreasing $0.7 million, or 7%. Depreciation and amortization expense increased $1.7 million, or 10%, because of increased capital expenditures in 2007.
Federal and state income taxes increased $1.3 million, or 24%, for the six months ended June 30, 2008, due to the change in taxable income. We expect the effective tax rate to be between 39.5% and 40% for 2008.
Other Income and Expense
Other income was $0.3 million for the six months ended June 30, 2008, compared to $1.6 million for the first six-months of 2007. The change from the prior year is due to a reduction in cash available for investment which resulted in a decline in interest income of $864 compared with the prior period. In addition, we recorded a reduction in cash surrender value of life insurance contracts associated with the deferred compensation and the supplemental executive retirement plans of $1,006. In the prior year we had a gain in the cash surrender value of $353 for the six month period. The cash surrender value is determined in part by the market of certain underlining funds, the value of which reflects changes in the stock market. Due to the decline in the stock market in the first six months of 2008, there was a corresponding impact to the cash surrender value of the life insurance contracts.
Interest Expense
Net interest expense increased $0.4 million to $9.3 million for the period ended June 30, 2008 compared to the six-month period ended June 30, 2007. This increase was primarily due to the increase in short-term borrowings of $23 million during the six months of 2008, resulting from capital expenditure activity.
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
General surcharges and surcredits, which are usually effective for a twelve-month period, are authorized by the CPUC to recover the memorandum and incremental-cost balancing accounts under- and over- collections usually due to changes in offsettable expenses. However, significant under-collection may be authorized over multiple years. Typically, an expense difference occurs during the time period from when an offsettable expense rate changes and we are allowed to adjust its water rates. Expense changes for this regulatory lag period, which may exceed two months, are booked into memorandum and balancing accounts for later recovery. These accounts are subject to reasonableness reviews. Future recovery of balancing account balances will be addressed in general rate cases or by advice letter filings if the account balance is greater than 2% of revenues. As of December 31, 2007 and June 30, 2008, the amount in the balancing accounts was $3.1 million and $1.8 million, respectively.
Surcharges and surcredits to amortize balances in the WRAM and MCBA accounts will be made in March of each year based on the district balances for the last calendar year. Surcharges will be for twelve months. In the event the combined WRAM and MCBA balance for a district is less than 2.5% of revenue, the amount will not be amortized at that time. The WRAM and MCBA amounts are cumulative, so if they are not amortized in a given calendar year, the balance will be rolled forward and reviewed with the following year balance.
We do not record an asset (or liability) for the recovery (or refund) of incremental cost balancing accounts or memorandum accounts in our consolidated financial statements as revenue (refunds), nor as a receivable (or payable), until the CPUC and other regulators have authorized recovery and the customer is billed. Therefore, a timing difference may occur between when costs are recorded as an expense and the associated revenues are received (or refunds are made) and booked.
Remaining Unrecorded Balances from Previously Authorized Balancing Accounts Recoveries/Refunds
The total of unrecorded, under-collected memorandum and balancing accounts was approximately $1.8 million as of June 30, 2008. Included in this amount, Cal Water has amounts from districts that are pending further action when balances become large enough to warrant action of either recovery or refund.
Rate Case Plan
In December 2005, the CPUC issued the California Water Action Plan. The plan focuses on four key principles, among other things, including safe, high quality water; highly reliable water supplies; efficient use of water; and reasonable rates and viable utilities. In accordance with the Water Action Plan’s objective to streamline regulatory decision-making the CPUC issued R.06-12-016 in December 2006, to address streamlining of its water rate case plan. The CPUC issued D.07-05-062 on May 24, 2007 adopting a new rate case plan. As a result, Cal Water will be filing a company-wide general rate case every three years beginning in July 2009. Rates would be effective approximately 18 months from the filing date or January 1, 2011 in the first cycle. As an interim measure, the CPUC will allow Cal Water to incorporate general operations costs including company benefits in rates for all districts after a decision in its 2007 general rate case. In addition, for the sixteen districts that have a delayed effective date, the CPUC will authorize interim rates from the authorized effective date under the old rate case plan. These interim rates will be subject to adjustment based on a final determination in the 2009 general rate case filing. In addition to general rate case processing, the RCP set a schedule for separate cost of capital applications. Under the RCP, Cal Water must file its cost of capital application every three years beginning May 1, 2008. Cal Water’s 2008 cost of capital application was consolidated with applications of two other multi-district Class A water utilities into a combined proceeding.
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
On March 13, 2008, the Commission issued D.08-03-021, which granted Cal Water’s request to amortize the $9.8 million regulatory asset over a fifteen year period. Cal Water began a rate surcharge on April 1, 2008 which is expected to collect $658,000 annually to recover the regulatory asset. The annual amortization is included in the general allocated costs approved by the Commission in its D.08-07-008, replacing the prior adopted surcharge.
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
On February 29, 2008, the Commission adopted the settlement. On July 1, 2008, Cal Water made its tiered rates, WRAM, and MCBA effective in compliance with the Commission’s administrative processing rules. Those rules allow filings in compliance with Commission orders to be made effective upon filing, subject to refund until approval by staff. As of July 31, 2008, final approval for these filings had not been received. Cal Water anticipates final approval in the third quarter with a July 1, 2008 effective date.

The conservation proceeding is still open to consider the potential effect these mechanisms may have on authorized return on equity and to examine the Commission’s non-rate-related conservation policies. We are unable to predict the outcome of the proceeding with respect to these matters at this time.
2007 GRC Filing
On July 3, 2007, Cal Water filed its 2007 GRC application covering eight districts and general office costs. On July 10, 2008, the CPUC approved a settlement between Cal Water and the Division of Ratepayer Advocates, and authorized annual rate increases for eight districts of $33.4 million. In its order, the CPUC allowed Cal Water to file immediately to recover its increased general costs in all other districts. As of July 15, 2008, Cal Water had made effective $13.7 million of additional rate increases in fifteen districts. The CPUC order also allows for additional rate increases, including “escalation” increases, which may be requested in 2009 and 2010, and offset increases after construction of certain large capital projects. In accordance with state law, Cal Water will also be allowed to recover the difference between interim rates authorized on July 1, 2008 and final rates approved on July 10, 2008.
Other 2008 Regulatory Activity
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
In January 2008, Cal Water filed advice letters to offset $3.9 million of increased purchased water and pump tax rates in six of its regulated districts. These advice letters were approved effective in January 2008 as requested.
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
In May 2008, Cal Water filed an application for its cost of capital requirements under the CPUC’s rate case plan. Cal Water requested an authorized return on common equity of 12.57%, which if adopted would result in rate increases of $14.9 million or 4.26%. This application, which is being considered alongside similar filings from Golden State Water Company and California-American Water Company, is the first stand-alone cost of capital filing under new rules. As such, Cal Water cannot predict whether or when this application would change rates, or the magnitude of any potential changes.
In July 2008, Cal Water made effective escalation increases for four districts totaling $1.1 million in compliance with the Commission’s administrative processing rules. Those rules allow filings in compliance with Commission orders to be made effective upon filing, subject to refund until approval by staff. As of July 25, 2008, final approval for these filings had not been received. Cal Water anticipates final approval in the third quarter with a July 1, 2008 effective date.
In July and August 2008, Cal Water filed, effective in August 2008, escalation rate increases for five districts totaling $0.6 million. In compliance with the Commission’s administrative processing rules, Cal

Water requested the rates be made effective five days after filing. Those rules allow filings in compliance with Commission orders to be made effective upon filing, subject to refund until approval by staff. As of July 31, 2008, final approval for these filings had not been received. Cal Water anticipates final approval in the third quarter with August effective dates as proposed.
In August 2008, Cal Water plans to file advice letters to offset expected increases in purchased water and pump tax charges in some districts. Cal Water cannot predict the exact timing or dollar amount of the changes. However, expense offsets are dollar-for-dollar increases in revenue to match increased expenses.
LIQUIDITY
Cash flow from Operations
Cash flow from operations were $32.8 million for the six months ended June 30, 2008. Cash flow from operations is primarily generated by net income, non-cash expenses for depreciation and amortization, and changes in our operating assets and liabilities. Cash generated by operations varies during the year due in part to the timing of payments to major suppliers and contractors.
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
Investing Activities
During the six months ended June 30, 2008, we had company-funded capital cash expenditures of $38.5 million. For 2008, our capital budget is approximately $90 million.
Financing Activities
During the six months ended June 30, 2008, there were no long-term debt or equity offerings. During the period we used funds borrowed on our short-term line of credit. We anticipate issuing long-term debt within the next six months to fund our additional capital expenditures and acquisitions. Dividend payments were higher than the prior year due to additional shares outstanding and a higher dividend rate in the current year.
Short-Term and Long-Term Debt
Short-term liquidity is provided by bank lines of credit and by internally generated funds. Long-term financing is accomplished through the use of both debt and equity. We had short-term bank borrowings of $23 million at June 30, 2008 and no borrowings at December 31, 2007. Cash and cash equivalents were $6.1 million at June 30, 2008, and $6.7 million at December 31, 2007.

Cal Water has a $55 million credit facility agreement that expires April 30, 2012. In addition to borrowings, the credit facility allows for letters of credit up to $10 million, which reduces the available amount to borrow when utilized. One letter of credit was outstanding at June 30, 2008, for $0.5 million related to an insurance policy. Interest is charged on a variable basis and fees are charged for unused amounts.
A separate credit facility for $20 million also exists for use by us and our subsidiaries, including Washington Water, New Mexico Water, and Hawaii Water. The agreement requires debt as a percent of total capitalization to be less than 67%, and an interest coverage ratio of at least 2.5:1.0. As of June 30, 2008, we have met all covenant requirements and are eligible to use the full amount of the commitment. In addition to borrowings, the credit facility allows for letters of credit up to $5 million, which would reduce the amount available to borrow. No letters of credit were outstanding at June 30, 2008. Interest is charged on a variable basis and fees are charged for unused amounts.
There were additions to long-term debt of $0.6 million in the six-month period ended June 30, 2008, and we made principal payments on our first mortgage bonds and other long-term debt payments of $1.6 million during the six-month period ended June 30, 2008.
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
During 2007, we raised approximately $103 million of capital. Of this amount, $20 million was raised through privately placed senior unsecured notes. The remaining approximately $83 million was raised through the issuance of 2,250,000 shares of common stock. In future periods, management anticipates funding our capital needs through a relatively balanced approach between long term debt and equity.
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
On July 19, 2008, we announced that we will redeem all 139,000 shares of our 4.4% Series C Preferred Stock on or about August 15, 2008.

We do not utilize off-balance-sheet financing or utilize special purpose entity arrangements for financing. We do not have equity ownership through joint ventures or partnership arrangements.
Credit Ratings
Cal Water’s first mortgage bonds are rated by Standard & Poor’s (S&P). Previously, the major credit facility agreement contained a covenant related to these debt ratings. The current agreement does not contain such covenants. Since 2004, the credit rating agency maintained their rating of A+ and characterized us as stable. In the past, the agency has been concerned over the rate-setting process and decisions by the CPUC. Also, concerns were raised about our present level of capital expenditures, which will need to be partially financed through long-term borrowings or equity offerings. Management believes we would be able to meet financing needs even if the rating was downgraded, but a rating change could result in a higher interest rate on new debt.
Dividends, Book Value and Shareholders
The second quarter common stock dividend of $0.2925 per share was paid on May 16, 2008, compared to a quarterly dividend in the second quarter of 2007 of $0.2900. This was Cal Water’s 254th consecutive quarterly dividend. Annualized, the 2008 dividend rate is $1.17 per common share, compared to $1.16 in 2007. Based on the previous 12-month earnings per share at June 30, 2008, the dividend payout ratio is 75%. For the full year 2007, the payout ratio was 86% of net income. On a long-term basis, our goal is to achieve a dividend payout ratio of 60% of net income accomplished through future earnings growth.
At its July 23, 2008 meeting, the Board declared the third quarter dividend of $0.2925 per share payable on August 15, 2008, to stockholders of record on August 4, 2008. This will be our 255th consecutive quarterly dividend.
2008 Financing Plan
Cal Water is currently reviewing its financing needs for the remainder of 2008 and 2009. We may consider issuing equity or long-term debt to meet our financing needs. We intend to fund our capital needs in future periods through a relatively balanced approach between long-term debt and equity.
Book Value and Stockholders of Record
Book value per common share was $18.60 at June 30, 2008 compared to $18.66 at December 31, 2007.
There are approximately 2,813 stockholders of record for our common stock, as of the record date for our last shareholders meeting.
Utility Plant Expenditures
During the six months ended June 30, 2008, capital expenditures totaled $43.3 million; $38.5 million was from company-funded projects and $4.8 million was from third-party-funded projects. The planned 2008 company-funded capital expenditure budget is approximately $90 million. The actual amount may vary from the budget number due to timing of actual payments related to current year projects and prior year projects. We do not control third-party-funded capital expenditures and therefore is unable to estimate the amount of such projects for 2008.

At June 30, 2008, construction work in progress was $79.6 million compared to $43.6 million at December 31, 2007. Work in progress includes projects that are under construction and are not yet in service.
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
CONTRACTUAL OBLIGATIONS
During the six months ended June 30, 2008, there were no material changes in contractual obligations outside the normal course of business.
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
Item 4.
CONTROLS AND PROCEDURES
(a)	Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Security and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for timely decisions regarding required disclosure.

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

Our management, with the participation of our CEO and our CFO, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2008. Based on that evaluation, we concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

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
As previously reported, the Company and a number of co-defendants were served on October 26, 2006, with a complaint in the Superior Court County of Los Angeles, Case No. BC360406, for personal injury allegedly caused by exposure to asbestos. The Plaintiff claimed to have worked for three of our contractors on pipeline projects during the period 1958-1999, including Palos Verdes Water Company, a water utility we acquired in 1970. The Plaintiff alleged that we and other defendants were responsible for his asbestos-related injuries. The Court has approved a confidential settlement between the Company, the Plaintiff and his heirs. The settlement was paid for by our contractor’s and our insurance policy carriers. There was no effect on our financial statements.
From time to time, we are involved in various disputes and litigation matters that arise in the ordinary course of business. We review the status of each significant matter and assess its potential financial exposure. If the potential loss from any claim or legal proceeding is considered probable and the amount of the range of loss can be estimated, we accrue a liability for the estimated loss in accordance with SFAS No 5, “Accounting of Contingencies.” Legal proceedings are subject to uncertainties, and the outcomes are difficult to predict. Because of such uncertainties, accruals are based on the best information available at the time. While the outcome of these disputes and litigation matters cannot be predicted with any certainty, management does not believe that the ultimate resolution of these matters will materially affect our financial position, results of operations, or cash flows.
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
Currently, we are involved in a lawsuit against major oil refineries regarding the contamination of the ground water as a result of the gas additive MTBE. We entered into a partial settlement with defendants that represent approximately 70% of the responsible parties (as determined by the Superior Court). Based upon the most current allocation matrix, we will receive approximately $49.7 million prior to deducting attorneys’ fees and litigation expenses. The settlement is subject to final court approval scheduled on August 11, 2008. The Company anticipates the Court will find the settlement is in good faith; however, the Company anticipates that at least one non-settling defendant will appeal the Court’s findings, so the Company can not estimate when the settlement will be final. The Company is also in discussions with the CPUC on the treatment of the settlement and is therefore unable to predict the affect on our financial statements, results of operations, or cash flows. As such, no amounts have been recorded as of June 30, 2008.
As previously reported, we have filed with the City of Bakersfield, in the Superior Court of California, a lawsuit that names potentially responsible parties, who manufactured and distributed products containing 1,2,3 trichloropropane (TCP) in California. TCP has been detected in the ground water. The lawsuit seeks to recover treatment costs necessary to remove TCP. The Court has now coordinated our action with other water purveyor cases (TCP Cases JCCP 4435) in San Bernardino County. No trial date has been set.
Finally, the Company has filed in San Mateo County Superior Court a complaint (California Water Service Company v. The Dow Chemical Company, et al. CIV 473093) against potentially responsible parties that manufactured and distributed products, which contained perchloroethylene, also know as tetrachloroethylene (PCE) in California, to recover the past, present and future treatment costs. No trial date has been set.

Item 4.
SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
The annual meeting of stockholders of California Water Service Group was held on May 27, 2008 at the headquarters office in San Jose, California.
(a)	At the Annual Meeting of Stockholders, a Board of Directors to serve for the ensuing year was elected. The following directors were elected as nominated:

Douglas M. Brown	Robert W. Foy

Edward D. Harris, Jr. M.D.	Richard P. Magnuson

Linda R. Meier	Peter C. Nelson

George A. Vera	Edwin A. Guiles

Bonnie G. Hill
(b)	One other proposal was voted on and approved by our stockholders at the meeting; the ratification of the selection of DELOITTE & TOUCHE LLP as our independent registered public accountant for 2008.

(1)	Tabulation of the votes for the election of directors was:

	For	Abstain
Douglas M. Brown	18,170,992	190,482
Robert W. Foy	17,939,121	422,353
Edwin A. Guiles	18,188,164	173,310
Edward D. Harris, Jr. , M.D.	17,948,370	413,104
Bonnie G. Hill	18,170,775	210,699
Richard P. Magnuson	17,974,828	386,646
Linda R. Meier	17,922,268	439,207
Peter C. Nelson	17,961,399	400,135
George A. Vera	18,186,238	175,236
(2)	The stockholders ratified the Audit Committee’s selection of Deloitte & Touche LLP to serve as independent auditors for 2008. There were 18,212,940 votes in favor, 840,390 against, and 64,162 abstentions.

Item 6.
EXHIBITS

Exhibit	Description

31.1	Chief Executive Officer certification of financial statements pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

31.2	Chief Financial Officer certification of financial statements pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

32.	Chief Executive Officer and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 202

SIGNATURES
Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CALIFORNIA WATER SERVICE GROUP
Registrant

August 6, 2008	By:	/s/ Martin A. Kropelnicki
Martin A. Kropelnicki
Vice President, Chief Financial Officer and Treasurer

Exhibit Index

Exhibit	Description

31.1	Chief Executive Officer certification of financial statements pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

31.2	Chief Financial Officer certification of financial statements pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

32	Chief Executive Officer and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002