Form 10-Q
period 2008-09-30
CALIFORNIA WATER SERVICE GROUP
filed 2008-11-07
CIK 1035201

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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
Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act) Yes ☐      No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common shares outstanding as of November 1, 2008 — 20,716,702.

PART I            FINANCIAL INFORMATION
Item 1.
FINANCIAL STATEMENTS
The condensed consolidated financial statements presented in this filing on Form 10-Q have been prepared by management and are unaudited.

CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited
(In thousands, except per share data)

	September 30,	December 31,
	2008	2007
ASSETS
Utility plant:
Utility plant	$1,552,267	$1,447,047
Less accumulated depreciation and amortization	(463,375)	(436,851)

Net utility plant	1,088,892	1,010,196

Current assets:
Cash and cash equivalents	9,409	6,734
Receivables:
Customers	30,466	18,600
Other	10,031	8,617
Unbilled revenue	19,896	12,911
Materials and supplies at weighted average cost	4,914	4,744
Taxes, prepaid expenses and other current assets	8,991	8,369

Total current assets	83,707	59,975

Other assets
Regulatory assets	90,820	90,908
Goodwill	4,672	—
Other assets	22,954	23,420

Total other assets	118,446	114,328

	$1,291,045	$1,184,499

CAPITALIZATION AND LIABILITIES Capitalization:
Common stock, $.01 par value	$207	$207
Additional paid-in capital	213,596	211,885
Retained earnings	187,565	173,617

Total common stockholders’ equity	401,368	385,709
Preferred stock	—	3,475
Long-term debt, less current maturities	288,663	289,220

Total capitalization	690,031	678,404

Current liabilities:
Current maturities of long-term debt	2,701	2,701
Short-term borrowings	40,000	—
Accounts payable	45,616	36,694
Accrued expenses and other current liabilities	57,732	30,258

Total current liabilities	146,049	69,653

Unamortized investment tax credits	2,467	2,467
Deferred income taxes, net	69,948	69,712
Pension and postretirement benefits other than pensions	39,747	39,444
Regulatory and other long-term liabilities	47,076	38,783
Advances for construction	177,056	168,024
Contributions in aid of construction	118,671	118,012
Commitments and contingencies	—	—

	$1,291,045	$1,184,499

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Unaudited
(In thousands, except per share data)

For the three months ended:	September 30,	September 30,
	2008	2007
Operating revenue	$131,702	$113,851

Operating expenses:
Water production costs	46,455	45,063
Administrative and general	14,995	14,733
Other operations	12,935	11,762
Maintenance	3,824	4,233
Depreciation and amortization	9,281	8,392
Income taxes	13,510	8,426
Property and other taxes	3,940	3,707

Total operating expenses	104,940	96,316

Net operating income	26,762	17,535

Other income and expenses:
Non-regulated revenue	3,805	3,418
Non-regulated expense	(4,501)	(2,136)
Gain (loss) on sale of non-utility property	—	—
Less: income tax credit (provision) on other income and expenses	288	(522)

Net other income (expense)	(408)	760

Interest expense:
Interest expense	5,233	4,936
Less: capitalized interest	(1,065)	(450)

Net interest expense	4,168	4,486

Net income	$22,186	$13,809

Earnings per share
Basic	$1.06	$0.67

Diluted	$1.06	$0.67

Weighted average shares outstanding
Basic	20,717	20,667

Diluted	20,740	20,691

Dividends per share of common stock	$0.2925	$0.2900

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Unaudited
(In thousands, except per share data)

For the nine months ended:	September 30,	September 30,
	2008	2007
Operating revenue	$310,204	$281,203

Operating expenses:

Water production costs	112,162	108,147
Administrative and general	42,248	41,568
Other operations	37,766	33,857
Maintenance	12,884	13,983
Depreciation and amortization	27,779	25,173
Income taxes	20,127	13,761
Property and other taxes	11,163	10,548

Total operating expenses	264,129	247,037

Net operating income	46,075	34,166

Other income and expenses:
Non-regulated revenue	9,452	9,883
Non-regulated expenses	(9,715)	(5,853)
Gain (loss) on sale of non-utility property	7	(83)
Less: income tax credit (provision) on other income and expenses	118	(1,608)

Net other income (expense)	(138)	2,339

Interest expense:
Interest expense	15,405	14,788
Less: capitalized interest	(1,955)	(1,400)

Total interest expense	13,450	13,388

Net income	$32,487	$23,117

Earnings per share
Basic	$1.55	$1.11

Diluted	$1.55	$1.11

Weighted average shares outstanding
Basic	20,707	20,664

Diluted	20,731	20,688

Dividends per share of common stock	$0.8775	$0.8700

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
(In thousands)

For the nine months ended:	September 30,	September 30,
	2008	2007
Operating activities
Net income	$32,487	$23,117

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	29,722	25,173
Deferred income taxes, investment tax credits, regulatory assets and liabilities, net and other	1,990	627
(Gain) loss on sale of non-utility property	(7)	83
Changes in operating assets and liabilities:
Receivables	(11,674)	(10,744)
Unbilled revenue	(6,985)	(3,371)
Taxes and other prepaid expenses	(482)	(1,283)
Accounts payable	6,659	10,270
Other current assets	(165)	(273)
Other current liabilities	26,683	5,430
Other changes, net	2,787	(1,923)

Net adjustments	48,528	23,989

Net cash provided by operating activities	81,015	47,106

Investing activities:
Utility plant expenditures:
Company funded	(74,603)	(61,660)
Developer funded	(6,020)	(17,904)
Acquisitions, net of cash acquired	(14,341)	(30)
Other	(1,366)	—

Net cash used in investing activities	(96,330)	(79,594)

Financing activities:
Net short-term borrowings	40,000	—
Repayment of long-term debt	(1,861)	(905)
Proceeds from long-term debt, net of issuance costs	693	196
Advances for construction	385	14,724
Refunds of advances for construction	(5,383)	(4,665)
Contributions in aid of construction	6,163	7,139
Issuance of common stock	—	270
Dividends paid	(18,289)	(18,092)
Redemption of preferred stock	(3,718)	—

Net cash (used in) provided by financing activities	17,990	(1,333)

Change in cash and cash equivalents	2,675	(33,821)
Cash and cash equivalents at beginning of period	6,734	60,312

Cash and cash equivalents at end of period	$9,409	$26,491

Supplemental information:
Cash paid for interest	$9,225	$9,144
Cash paid for income taxes	$6,586	$7,321

Supplemental disclosure of non-cash activities:
Accrued payables for investments in utility plant	$10,248	$6,164
Purchase of intangible assets with Company common stock	$1,300	$—
Utility plant contributed by developers	$11,519	$—
See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

CALIFORNIA WATER SERVICE GROUP
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2008
(Amounts in thousands, except share and per share amounts)
Note 1. Organization and Operations
California Water Service Group (the Company) is a holding company with six wholly owned subsidiaries that provide water utility and other related services in California, Washington, New Mexico and Hawaii. California Water Service Company (Cal Water), Washington Water Service Company (Washington Water), New Mexico Water Service Company (New Mexico Water), and Hawaii Water Service Company, Inc. (Hawaii Water) provide regulated utility services under the rules and regulations of their respective state’s regulatory commissions (jointly referred to herein as the Commissions). In addition, these entities and CWS Utility Services and HWS Utility Services LLC provide non-regulated water utility and utility-related services.
Basis of Presentation
The unaudited interim financial information has been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”) and therefore do not contain all of the information and footnotes required by GAAP and the SEC for annual financial statements. The condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements for the year ended December 31, 2007, included in its Form 10-K as filed with the Securities and Exchange Commission (SEC) on February 28, 2008.
The preparation of the Company’s condensed consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the balance sheet dates and the reported amounts of revenues and expenses for the periods presented. Actual results could differ from these estimates.
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

Note 2. Summary of Significant Accounting Policies
Revenue
Revenue includes monthly cycle customer billings for regulated water and wastewater services at rates authorized by regulatory commissions and billings to certain non-regulated customers. In addition, effective July 1, 2008 with the adoption of the Water Revenue Adjustment Mechanism (WRAM) and the Modified Cost Balancing Account (MCBA), Cal Water records the difference between what is billed to its regulated customers and that which is authorized by the California Public Utilities Commission (CPUC).
Under the WRAM, Cal Water records the adopted level of volumetric revenues as authorized by the CPUC for metered accounts (adopted volumetric revenues). In addition to volumetric-based revenues, the revenue requirements approved by the CPUC include service charges, flat rate charges, and other items that are not subject to the WRAM. The adopted volumetric revenue considers the seasonality of consumption of water based upon historical averages. The variance between adopted volumetric revenues and actual billed volumetric revenues for metered accounts is recorded as a component of revenue with an offsetting entry to a current asset or liability balancing account (tracked individually for each Cal Water district). The variance amount may be positive or negative and represents amounts that will be billed or refunded to customers in the future.
Under the MCBA Cal Water will track adopted expense levels for purchased water, purchased power and pump taxes, as established by the CPUC. Variances (which include the effects of changes in both rate and volume) between adopted and actual purchased water, purchased power, and pump tax expenses are recorded as a component of revenue, as the amount of such variances will be recovered from or refunded to the Company’s customers at a later date. This is reflected with an offsetting entry to a current asset or liability balancing account (tracked individually for each Cal Water district).
The balances in the WRAM and MCBA assets and liabilities accounts will fluctuate on a monthly basis depending upon the variance between adopted and actual results. The recovery or refund of the WRAM is netted against the MCBA over- or under-recovery for the corresponding district and is interest bearing at the current 90 day commercial paper rate. When the net amount for any district achieves a pre-determined level at the end of any calendar year (i.e., at least 2.5 percent over- or under-recovery of the approved revenue requirement), Cal Water will seek approval from the CPUC to refund or collect the balance in the accounts. Account balances less than those levels may be refunded or collected in Cal Water’s general rate case proceedings or aggregated with future calendar year balances for comparison with the recovery level. As of September 30, 2008, the net aggregated asset is $3,244 and the aggregate liability is $2,081. Both are included in other current assets or other current liabilities, as it is expected to be billed or refunded within twelve months.

Recent Accounting Pronouncements Adopted
In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements.” The statement defines fair value, establishes a framework for measuring fair values in generally accepted accounting principles, and expands disclosures about fair value measurements. The Company adopted SFAS No. 157 on January 1, 2008, which did not have a material impact to the Company’s financial position, results of operations, cash flows, or related notes.
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
Accounting Pronouncements Issued But Not Yet Adopted
In May 2008, the FASB staff revisited Emerging Issues Task Force (“EITF”) issue No. 03-6 and issued FASB Staff Position (“FSP”) No. EITF 03-6-1, “Determining Whether Instruments Granted in Shared-Based Payment Transactions are Participating Securities.” FSP EITF 03-6-1 requires unvested share-based payments that entitle employees to receive nonrefundable dividends to also be considered participating securities, as defined in EITF 03-6. The FSP is effective for fiscal years beginning after December 15, 2008 and interim periods within those years with early adoption prohibited. The Company currently grants certain unvested share-based payment awards that include rights to dividends similar to common shareholders. The Company is currently analyzing the impact that FSP EITF 03-6-1 will have on its computation on earnings per share and financial statements and related footnotes, if any.
Note 3. Acquisitions
In the first quarter of 2008, the Company’s wholly-owned subsidiary HWS Utility Services, LLC, acquired contracts to operate and maintain water and wastewater systems in Hawaii. The purchase price of $1.3 million was paid with the issuance of the Company’s common stock. The purchase price is being amortized over the remaining life of the contracts.
On September 2, 2008, after receiving regulatory approval, the Company’s wholly-owned subsidiary, Hawaii Water Service Company, Inc. acquired all the outstanding stock of three related companies (Waikoloa Resort Utilities, Inc.; Waikoloa Water Company, Inc.; Waikoloa Sewer Company, Inc.) on the Island of Hawaii with water and wastewater operations. The combined purchase price was $20,581. Assets acquired were $27,163, including cash of $6,268. Liabilities assumed were $11,253 (net of $12,608 which was paid at close of escrow). Goodwill of $4,672 was recorded. The Company is in the process of finalizing the valuation of certain intangible assets as well as acquired tax operating loss carryforwards; therefore the purchase price is subject to further refinement upon completion.

Note 4. Stock-based Compensation
Long-Term Incentive Plan
The Company had a stockholder-approved Long-Term Incentive Plan (which was replaced on April 27, 2005, by a stockholder-approved Equity Incentive Plan) that allowed granting of non-qualified stock options. The Company had accounted for options issued under the Long-Term Incentive Plan using the intrinsic value method under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” All outstanding options (90,500 shares at September 30, 2008) have an exercise price equal to the market price on the date they were granted. The weighted average exercise price of the options is $24.94. All options granted under the Long-Term Incentive Plan are fully vested. No compensation expense was recorded for the three-month and nine-month periods ended September 30, 2008 and 2007 related to stock options issued under the Long-Term Incentive Plan.
Equity Incentive Plan
The Equity Incentive Plan, which was approved by shareholders in April 2005, is authorized to issue up to 1,000,000 shares of common stock. In the first nine months of 2008 and 2007, the Company granted Restricted Stock Awards (RSAs) of 16,630 and 10,170 shares, respectively, of common stock to employees and directors of the Company. Employee awards vest ratably over 48 months, while director awards generally vest at the end of 12 months. The shares were valued at the weighted average price of $37.60 and $38.20 per share, respectively, based upon the fair market value of the Company’s common stock on the date of grant.
In addition, in the first nine months of 2008 and 2007, Stock Appreciation Rights (SARs) equivalent to 47,070 and 24,140 shares, respectively, were granted to officers, which vest ratably over 48 months and expire at the end of 10 years. The grant-date fair value for SARs (which was determined using the Black Scholes model) was $6.03 and $10.41 per share, respectively. Upon exercise of a SAR, the appreciation is payable in common shares of the Company.
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

The table below reflects SARs granted under the Equity Incentive Plan for the nine months ended September 30, 2008.

		Weighted Average
Stock Appreciation Rights	Shares	Exercise Price
Outstanding at December 31, 2007	61,640	$38.77
Granted	47,070	37.60
Exercised	—	—
Cancelled	—	—

Outstanding at September 30, 2008	108,710	$38.16

Exercisable at September 30, 2008	39,039	$38.47

The Company has recorded compensation costs for the RSAs and SARs in Operating Expense in the amount of $134 and $101 for the quarter ended September 30, 2008, and September 30, 2007, respectively, and $412 and $270 for the nine months ended September 30, 2008 and 2007, respectively.
Note 5. Earnings Per Share Calculations
The computations of basic and diluted earnings per share are noted below. RSAs are included in the weighted stock outstanding used to calculate basic and diluted earnings per share as the shares have all voting and dividend rights as issued and unrestricted common stock. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

All options are dilutive and all SARs are antidilutive. The dilutive effect is shown in the table below.

	Three Months Ended
	September 30,
(In thousands, except per share data)	2008	2007
Net income	$22,186	$13,809
Less preferred dividends and premiums paid upon redemption of preferred stock	289	38

Net income available to common stockholders	$21,897	$13,771

Weighted average common shares, basic	20,717	20,667
Dilutive common stock options and SARs (treasury method)	24	24

Shares used for dilutive computation	20,741	20,691

Net income per share — basic	$1.06	$0.67

Net income per share — diluted	$1.06	$0.67

	Nine Months Ended September 30,
	2008	2007
Net income	$32,487	$23,117
Less preferred dividends and premiums paid upon redemption of preferred stock	366	115

Net income available to common stockholders	$32,121	$23,002

Weighted average common shares, basic	20,707	20,664
Dilutive common stock options and SARs (treasury method)	24	24

Shares used for dilutive computation	20,731	20,688

Net income per share — basic	$1.55	$1.11

Net income per share — diluted	$1.55	$1.11

Note 6. Preferred Stock
On August 15, 2008, the Company redeemed all 139,000 outstanding shares of its 4.4% Series C Preferred Stock, with a par value of $25 per share, at the pre-determined redemption price of $26.75 per share and all shares of the Series C Preferred Stock were cancelled.

Note 7. Pension Plan and Other Postretirement Benefits
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
Cash payments by the Company related to pension plans and other postretirement benefits were $2,047 for the nine months ended September 30, 2008. The estimated cash contribution to the pension plans for 2008 is $11,960. The estimated contribution to the other benefits plan for 2008 is $5,904.
The following table lists components of the pension plans and other postretirement benefits. The data listed under “Pension Benefit” includes the qualified pension plan and the non-qualified executive supplemental retirement plan. The data listed under “Other Benefits” is for all other postretirement benefits.

	Three Months Ended September 30,				Nine Months Ended September 30,
	Pension Benefit		Other Benefits		Pension Benefit		Other Benefits
	2008	2007	2008	2007	2008	2007	2008	2007
Service cost	$1,862	$1,322	$361	$289	$4,533	$3,968	$1,083	$866
Interest cost	2,869	1,631	433	329	6,125	4,892	1,298	988
Expected return on plan assets	(1,436)	(1,426)	(156)	(117)	(4,591)	(4,278)	(468)	(352)
Recognized net initial APBO(1)	N/A	N/A	69	69	N/A	N/A	207	207
Amortization of prior service cost	1,524	468	29	18	2,460	1,404	87	55
Recognized net actuarial loss	178	53	75	42	340	558	225	127

Net periodic benefit cost	$4,997	$2,048	$811	$630	$8,867	$6,544	$2,432	$1,891

(1)	APBO — Accumulated postretirement benefit obligation
Note 8. Short-term Borrowings
At September 30, 2008, the Company maintained a bank line of credit providing unsecured borrowings of up to $20 million at the prime lending rate less 1.5 percentage points. Cal Water maintained a separate bank revolving line of credit for an additional $55 million with the same interest rate provision as the Company.
On September 24, 2008, the Cal Water line of credit was amended to allow borrowings up to $95 million for the period between September 30, 2008 and March 31, 2009. The amendment also provided that at any time the borrowings under the revolving credit facility exceed $55 million the entire principal amount outstanding of the revolving facility will bear interest annually at the lender’s prime rate less 1.0 percentage points or alternatively at LIBOR plus 0.75 percentage points. If the borrowings do not exceed $55 million the original interest provisions will apply. The line of credit agreement expires on April 30, 2012, and was not changed by the amendment.
The agreement with the Company requires a debt to capitalization ratio of less than 0.667:1.0 and an interest coverage ratio of at least 2.5:1.0. Both agreements contain other non-financial covenants. As of September 30, 2008, the Company and Cal Water were in compliance with the bank covenants contained in the loan agreements. As of September 30, 2008, the outstanding borrowings on the Cal Water and Company lines of credit were $28,000 and $12,000, respectively.
Note 9. Commitment and Contingencies
Commitments
The Company has significant commitments to lease certain office spaces and water systems, and for the purchase of water from water wholesalers. These commitments are described in footnote 15 of the Annual Report on Form 10-K.
Contingencies
Chico Groundwater Matter
In 1995, the State of California’s Department of Toxic Substances Control (DTSC) named Cal Water as a potential responsible party for cleanup of toxic contamination plumes in the Chico groundwater. In December 2002, Cal Water was named along with other defendants in two lawsuits filed by DTSC for the cleanup of the plumes. The toxic spill occurred when cleaning solvents, which were discharged into the city’s sewer system by local dry cleaners, leaked into the underground water supply. The DTSC contends that Cal Water’s responsibility stems from its operation of wells in the surrounding vicinity that caused the contamination plumes to spread. While Cal Water is cooperating with the cleanup, we deny any responsibility for the contamination or the resulting cleanup.
In 2007, Cal Water entered into court-approved consent decrees (Consent Decrees). The Consent Decrees conditioned Cal Water’s performance upon many factors, including, but not limited to, water pumped and treated by the Company must meet regulatory standards so Cal Water may distribute to its customers. Pursuant to the terms of the Consent Decrees, Cal Water will incur capital costs of $1.5 million and future operating costs with a present value of approximately $2.6 million. In its 2007 general rate case (GRC) decision, the Commission has allowed Cal Water to track all costs associated with the Consent Decrees, including legal costs to pursue insurance coverage, for potential future recovery in rates.
In connection with these suits, our insurance carrier, Employers Insurance of Wausau (Wausau) has filed a separate lawsuit against us for reimbursement of past defense costs which approximate $1.5 million and a declaratory determination of coverage. On January 23, 2008, the Court heard various parties’ motions and on September 25, 2008 issued its rulings that Wausau had a duty to defend; therefore, the Company will not have to reimburse Wausau for previously incurred defense costs. The Court did not find Wausau’s actions were intended to harm the Company, so punitive damages will not be recoverable by the Company. However, the Court also found that the issue of policy coverage will be determined at trial. A trial date has been set for February 9, 2009. Based on the Court’s rulings, the Company has not recorded any liability associated with reimbursement of costs to defend and expensing the related costs as incurred. We continue to believe that the claims are covered under the insurance policies. However, if our claim is ultimately found to be excludable under the insurance policies, the Company believes that recovery of costs associated with the Consent Decrees are probable from either its equitable indemnity lawsuit against manufacturers and distributors of perchloroethylene, also know as tetrachloroethylene, (PCE) in California; or through rate increases in the future. Therefore, no accrual or contingency has been recorded for this matter.
Other Groundwater Contamination
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
The Company is involved in a lawsuit against major oil refineries regarding the contamination of the ground water as a result of the gas additive MTBE. We entered into a partial settlement with the defendants in April of 2008 that represent approximately 70% of the responsible parties (as determined by the Superior Court). Based on the allocation matrix, on October 22, 2008, the Company received $34.2 million after deducting attorneys’ fees and litigation expenses. The Company is aggressively pursuing legal action against the remaining responsible parties.
As previously reported, Cal Water has filed with the City of Bakersfield, in the Superior Court of California, a lawsuit that names potentially responsible parties, who manufactured and distributed products containing 1,2,3 trichloropropane (TCP) in California. TCP has been detected in the ground water. The lawsuit seeks to recover treatment costs necessary to remove TCP. The Court has now coordinated our action with other water purveyor cases (TCP Cases JCCP 4435) in San Bernardino County. No trial date has yet been set.
The Company has filed in San Mateo County Superior Court a complaint (California Water Service Company v. The Dow Chemical Company, et al. CIV 473093) against potentially responsible parties that manufactured and distributed products, which contained perchloroethylene, also know as tetrachloroethylene (PCE) in California, to recover the past, present, and future treatment costs. No trial date has yet been set.
Other Legal Matters
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

From time to time, the Company is involved in various disputes and litigation matters that arise in the ordinary course of business. We review the status of each significant matter and assess its potential financial exposure. If the potential loss from any claim or legal proceeding is considered probable and the amount of the range of loss can be estimated, we accrue a liability for the estimated loss in accordance with SFAS No 5, “Accounting of Contingencies.” Legal proceedings are subject to uncertainties, and the outcomes are difficult to predict. Because of such uncertainties, accruals are based on the best information available at the time. While the outcome of these disputes and litigation matters cannot be predicted with any certainty, management does not believe that when taking into account existing reserves that the ultimate resolution of these matters will materially affect our financial position, results of operations, or cash flows.
Note 10. Subsequent Event
On October 22, 2008, the Company received $34.2 million in cash representing the pro-rata portion of the partial settlement in the MTBE litigation, after deduction of attorneys’ fee and litigation expenses. The Company expects to file an application with the CPUC on the treatment of the settlement in the fourth quarter. The Company is also planning to request a private letter ruling from the Internal Revenue Service to determine if the proceeds are subject to federal income taxes. At this time the Company is unable to predict the effect on its financial statements, cash flows, or results of operations from the settlement.

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
Factors which may cause actual results to be different than those expected or anticipated include, but are not limited to:
•	governmental and regulatory commissions’ decisions, including decisions on proper disposition of property;

•	changes in regulatory commissions’ policies and procedures;

•	the timeliness of regulatory commissions’ actions concerning rate relief;

•	new legislation;

•	changes in accounting valuations and estimates;

•	the ability to satisfy requirements related to the Sarbanes-Oxley Act and other regulations on internal controls;

•	electric power interruptions;

•	increases in suppliers’ prices and the availability of supplies including water and power;

•	fluctuations in interest rates;

•	changes in environmental compliance and water quality requirements;

•	acquisitions and the ability to successfully integrate acquired companies;

•	the ability to successfully implement business plans;

•	changes in customer water use patterns;

•	the impact of weather on water sales and operating results;

•	changes in the capital markets and access to sufficient capital on satisfactory terms;

•	civil disturbances or terrorist threats or acts, or apprehension about the possible future occurrences of acts of this type;

•	the involvement of the United States in war or other hostilities;

•	our ability to attract and retain qualified employees;

•	labor relations matters as we negotiate with the unions;

•	implementation of new information technology systems;

•	restrictive covenants in or changes to the credit ratings on current or future debt that could increase financing costs or affect the ability to borrow, make payments on debt, or pay dividends; and

•	the risks set forth in “Risk Factors” included elsewhere in our annual report on Form 10-K.
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
CRITICAL ACCOUNTING POLICIES
We maintain our accounting records in accordance with accounting principles generally accepted in the United States of America and as directed by the regulatory commissions to which we are subject. The process of preparing financial statements requires the use of estimates and assumptions on the part of management. The estimates and assumptions used by management are based on historical experience and our understanding of current facts and circumstances. Management believes that the following accounting policies are critical because they involve a higher degree of complexity and judgment, and can have a material impact on our results of operations and financial condition.
Revenue Recognition
Revenue includes monthly cycle customer billings for regulated water and wastewater services at rates authorized by regulatory commissions and billings to certain non-regulated customers at rates authorized by contract with government agencies.
Revenue from metered customers includes billings to customers based on monthly meter readings plus an estimate for water used between the customer’s last meter reading and the end of the accounting period. At September 30, 2008, our unbilled revenue amount was $19,896 and at December 31, 2007, the amount was $12,911. The unbilled revenue amount is generally higher during the summer months when water sales are higher. Flat rate customers are billed in advance at the beginning of the service period. The revenue is prorated so that the portion of revenue applicable to the current accounting period is included in that period’s revenue, with the balance recorded as unearned revenue on the balance sheet and recognized as revenue when earned in the subsequent accounting period. Our unearned revenue liability was $2,693 as of September 30, 2008, and $2,248 as of December 31, 2007. This liability is included in “accrued expenses and other liabilities” on our accompanying condensed consolidated balance sheets.
Effective July 1, 2008, Cal Water is operating under a Water Rate Adjustment Mechanism (WRAM) approved in February 2008 by the California Public Utilities Commission (CPUC). Under the WRAM, Cal Water records the adopted level of volumetric revenues as established by the CPUC for metered accounts (adopted volumetric revenues). In addition to volumetric-based revenues, the revenue requirements approved by the CPUC include service charges, flat rate charges, and other items not subject to the WRAM. The adopted volumetric revenue considers the seasonality of consumption of water based upon historical averages. The variance between adopted volumetric revenues and actual billed volumetric revenues for metered accounts is recorded as a component of revenue with an offsetting entry to a current asset or liability balancing account (tracked individually for each Cal Water district). The variance amount may be positive or negative and represents amounts that will be billed or refunded to customers in the future.
Also effective July 1, 2008, Cal Water is operating under a Modified Cost Balancing Account (MCBA). We will track authorized expense levels for purchased water, purchased power and pump taxes, as established by the CPUC. Variances (which include the effects of changes in both rate and volume) between adopted and actual purchased water, purchased power, and pump taxes expenses will be recorded as a component of revenue, as the amount of such variances will be recovered from or refunded to our customers at a later date. Any recovery or refund of the MCBA would be netted against the WRAM revenue over- or under-recovery for the corresponding district. The monthly balances accrue interest (payable or receivable) based upon the 90 day commercial paper rate.
The balances in the WRAM and MCBA assets and liabilities will fluctuate on a monthly basis depending upon the level of variance between adopted and actual results. When the net amount for any district achieve a pre-determined level at the end of any calendar year (i.e., at least 2.5 percent over- or under-recovery of the approved revenue requirement), Cal Water will seek approval from the Commission to refund or collect the balance in the accounts. Account balances less than those levels may be refunded or collected in Cal Water’s general rate case proceedings or aggregated with future calendar year balances for comparison with the recovery level. As of September 30, 2008, the net aggregated asset is $3,244 and the aggregate liability is $2,081. Both are included in other current assets or other current liabilities, as it is expected to be billed or refunded within the next year.
Expense-Balancing and Memorandum Accounts
The Company has historically used Incremental Cost Balancing Accounts (ICBA) and memorandum accounts to track only suppliers’ rate changes for purchased water, purchased power, and pump taxes that are not included in customer water rates. The cost changes were referred to as “off-setable expenses” because under certain circumstances they were refundable from customers (or refunded to customers) in future rates designed to offset cost changes from suppliers. The balancing and memorandum accounts have not been recorded until the CPUC has authorized a change in customer rates and the customer has been billed. The cumulative net amount in the expense balancing accounts and memorandum accounts as of September 30, 2008, was approximately $2.0 million. This amount includes certain amounts that have been authorized for recovery through customer surcharges but which have not yet been collected and amounts that have not yet been filed for recovery. See “Rates and Regulations” below for descriptions of amounts included in this total that have been authorized for recovery.

Modified Cost Balancing Accounts
With the implementation of the WRAM, the existing ICBA expense balancing accounts will be replaced by Modified Cost Balancing Accounts (MCBA) described above. The MCBA will be recorded on the Company’s books.
The existing ICBA and the memorandum accounts will not be transferred to the WRAM/MCBA balances. Additions and other adjustments to these balances ended on July 1, 2008. However, interest will continue to accumulate on these balances until they are fully amortized through customer billings.
Washington Water, New Mexico Water, and Hawaii Water do not have any material amounts in expense balancing or memorandum accounts.
Regulated Utility Accounting
Because we operate extensively in a regulated business, we are subject to the provisions of SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation.” Regulators establish rates that are designed to permit the recovery of the cost of service and a return on investment. Based upon past practices and decisions by the Commissions, we assess the probability of future recovery from rate payers of certain items, including the probability of return of amounts collected to rate payers. If it is probable that rates will recover an item in the future, a regulatory asset will be reported. If it is probable that rates will reflect a reduction in future rates for an item, a regulatory liability will be reported. We assess the probability of recovery of the regulatory assets and regulatory liabilities in each reporting period. In addition, if a regulatory commission determined that a portion of our assets used in utility operations were not recoverable in customer rates, we would be required to determine if we had suffered an asset impairment that would require a write-down in the assets’ valuation. There have been no such asset impairments as of September 30, 2008 and December 31, 2007.
Income Taxes
We account for income taxes using the asset and liability method. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. We measure deferred tax assets and liabilities at enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We recognize the effect on the deferred tax assets and liabilities of a change in tax rate in the period that includes the enactment date. We must also assess the likelihood that deferred tax assets will be recovered in future taxable income and, to the extent recovery is unlikely, a valuation allowance would be recorded. If a valuation allowance were required, it could significantly increase income tax expense. In management’s view, a valuation allowance was not required at September 30, 2008 or December 31, 2007.
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

RESULTS OF THIRD QUARTER 2008 OPERATIONS COMPARED TO THIRD QUARTER 2007 OPERATIONS
Overview
Third quarter net income was $22.2 million equivalent to $1.06 per common share on a diluted basis, compared to net income of $13.8 million or $0.67 common per share on a diluted basis in the third quarter of 2007. The higher net income was primarily due to the increase in rates approved by the Commissions.
As a result of the 2007 General Rate Case (2007 GRC) and corresponding approved rates which were effective the first of July 2008, we recognized a significant increase in net income. The rate increases authorized additional annual revenues of $47.1 million (see discussion in the Regulatory Matters section of this report). The 2007 GRC rates include recovery of certain costs that have not yet been incurred. These costs relate primarily to additional employees and their associated benefits. The new employees scheduled in the 2007 GRC were to implement new programs and for administrative positions required for a company our size, additional engineering staff to work on the design of capital projects, and additional field positions that have not kept up with the customer growth in some of our districts. The new programs include, among other things, a routine flushing program and a management training program and other programs needed to maintain and account for our operations.
All of the personnel positions in the 2007 GRC went through a rigorous justification process and we are in the process of hiring for those positions. Therefore we anticipate that once the employees are hired there will be an increase in operating expenses.
In addition the 2007 GRC includes recovery of certain conservation expenses. These costs have begun to be incurred and we anticipate the level of expense to increase to match what is included in rates.
Operating Revenue
Operating revenue increased $17.9 million or 16% to $131.7 million in the third quarter of 2008. As disclosed in the following table, the increase was due to increases in rates, usage by new customers, net revenue recognized due to the water revenue adjustment mechanism (WRAM), and modified cost balancing accounts (MCBA). Offsetting these increases was a decline in usage by existing customers, which in part is recovered by the recently adopted WRAM. In addition with the adoption of the WRAM, the commission fees paid by our customers are excluded from revenues in the current quarter.
(Amounts in thousands)

Rate increases	$18,026
Net revenue increase due to WRAM and MCBA	1,163
Usage by new customers	1,055
Change in presentation of commission fees	(1,837)
Decrease in usage by existing customers and other	(556)

Net operating revenue increase	$17,851

The components of the rate increases are listed in the following table (amounts in thousands):

General Rate Case (GRC) Increases	$15,165
Purchased Water Offset Increases	1,250
Balancing Account Adjustments	1,045
Escalation Rate Increase	566

Total Increase in Rates	$18,026

Total Operating Expenses
Total operating expenses were $104.9 million for the three months ended September 30, 2008, versus $96.3 million for the same period in 2007, a 9% increase.
Water production expense consists of purchased water, purchased power, and pump taxes. It represents the largest component of total operating expenses, accounting for approximately 44% of total operating expenses. Water production expenses increased 3% compared to the same period last year due primarily to price increases from water wholesalers. Proceeds from the leases of unused water rights during the quarter were deducted from purchased water expense. These leases reduced water costs by $1.6 million for the three months ending September 30, 2008 and $1.4 million in the same period last year.
Sources of water as a percent of total water production are listed in the following table:

	Three Months Ended September 30
	2008	2007
Well production	51%	50%
Purchased	45%	46%
Surface	4%	4%

Total	100%	100%

Our wholly owned subsidiaries, Washington Water, New Mexico Water and Hawaii Water obtain all of their water supply from wells. The components of water production costs are shown in the table below:

	Three Months Ended September 30
	(amounts in thousands)
	2008	2007	Change
Purchased water	$33,858	$32,790	$1,068
Purchased power	9,285	9,164	121
Pump taxes	3,312	3,109	203

Total	$46,455	$45,063	$1,392

Purchased water costs increased primarily due to higher wholesale water prices. Total water production measured in acre feet decreased by 1.1% during the third quarter of 2008 as compared with the third quarter of 2007.
Administrative and general expenses increased 2% to $15.0 million. Other operations expense increased 10% or $1.2 million due primarily to increases in water quality laboratory fees, purchases of chemicals and filters, conservation expenses, and uncollectible accounts. At September 30, 2008, there were 927 employees and at September 30, 2007, there were 878 employees.
Maintenance expenses decreased by 10% to $3.8 million in the third quarter of 2008 due to less repairs in the current year. Depreciation and amortization expense increased $0.9 million, or 11%, primarily due to 2007 capital additions.
Total federal and state income taxes were $13,222 for the third quarter of 2008 compared to $8,948 for the third quarter of 2007. The effective tax rate was 37% in the current quarter compared to 39% for the same quarter last year. The current quarter reflects the recognition of a benefit upon filing our 2007 tax return during the third quarter of 2008. We have revised our projection for the effective tax rate for 2008 lowering it to between 38% and 39% for the year.
Other Income and Expense
Non-regulated income, net of related expenses and income taxes reflected a loss of $0.4 million for the quarter ended September 30, 2008, compared to net income of $0.8 million in the same period last year, which is a decrease of $1.2 million.
The change is due to a reduction in the cash surrender value of life insurance contracts associated with our benefit plans of $1.2 million. In the prior year we had a gain in the cash surrender value of $386 in the three-month period ended September 30, 2007. The cash surrender value is determined in part by the market of certain underlining funds, the value of which reflects the changes in the stock market. Due to the continued decline in the stock market during the current quarter, there was a corresponding impact on the cash surrender value of the life insurance contracts. In addition, during the quarter we expensed certain acquisition costs associated with some non-regulated operations and maintenance contracts, which are recorded as intangible assets.
Interest Expense
Net interest expense decreased $0.3 million to $4.2 million. This decrease of interest expense was primarily due to higher deduction of capitalized interest expense as compared to the prior year due to higher construction activity in the current year.
RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 2008 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 2007
Overview
Net income for the nine-month period ended September 30, 2008, was $32.5 million, or $1.55 per common share on a diluted basis, compared to net income of $23.1 million or $1.11 per share on a diluted basis, for the nine months ended September 30, 2007. These positive results were primarily due to an increase in rates approved by the Commissions and increased water usage by our customers due to dryer weather during the first half of the year when compared with the prior year.
Operating Revenue
Operating revenue increased $29.0 million, or 10%, to $310.2 million in the nine-month period ended September 30, 2008. As disclosed in the following table, the increase was primarily due to increases in rates, usage by new customers, and net revenue recognized due to the WRAM and MCBA.
The factors that affected the operating revenue for the nine-month period ended September 30, 2008 compared to 2007 are presented in the following table (amounts in thousands):

Rate increases	$28,274
Usage by new customers	1,639
Net revenue increase due to WRAM and MCBA	1,163
Change in presentation of commission fees	(1,837)
Decrease in usage by existing customers and other	(238)

Net changes in operating revenue	$29,001

The components of the net rate increases are listed in the following table (amounts in thousands):

General Rate Case (GRC) Increase	$18,858
Purchased Water Offset Increase	3,923
Escalation Rate Increase	2,860
Balancing Account Adjustments	2,633

Total increase in rates	$28,274

Total Operating Expenses
Total operating expenses were $264.1 million for the nine months ended September 30, 2008, versus $247.0 million for the same period in 2007, a 7% increase.
Water production expense consists of purchased water, purchased power and pump taxes. Water production expense represents the largest component of total operating expenses, accounting for approximately 42% of total operating expenses. Water production expenses increased $4.0 million in the nine months ended September 30, 2008, or 4% compared to the same period last year.

Sources of water production as a percent of total water production are listed on the following table:

	Nine Months Ended September 30
	2008	2007
Well production	49%	48%
Purchased	47%	48%
Surface	4%	4%

Total	100%	100%

Our wholly-owned operating subsidiaries, Washington Water, New Mexico Water and Hawaii Water, obtain all of their water supply from wells. The components of water production costs are shown in the table below:

	Nine Months Ended September 30
	(amounts in thousands)
	2008	2007	Change
Purchased water	$85,354	$82,153	$3,201
Purchased power	19,704	19,263	441
Pump taxes	7,104	6,731	373

Total	$112,162	$108,147	$4,015

Purchased water cost increased primarily due to higher prices from wholesalers. Included in purchased water are proceeds from the lease of unused water rights. The amounts of the proceeds were $1.6 million and $2.1 million for the nine months ended September 30, 2008 and September 30, 2007, respectively. The increase in purchased power and pump taxes is primarily due to increased well production.
Administrative and general expenses were $42.2 million, increasing $0.7 million, or 2%, for the nine months ended September 30, 2008. Other operations expenses were $37.8 million, increasing $3.9 million, or 12%, for the nine months ended September 30, 2008. Employee benefits charged to operating expense increased $0.8 million for the nine months ended September 30, 2008. Wages for union employees increased 4%, effective January 1, 2008. Overall payroll costs increased 8% for the nine months ended September 30, 2008, due to increases in the number of employees and higher wage rates. At September 30, 2008, there were 927 employees and at September 30, 2007, there were 878 employees. Third party water treatment and testing increased $0.8 million. Offsetting the increased expenses was a decrease in the commission fees expensed of $1.5 million due to the change in presentation effective July 2008.
Maintenance expense was down for the nine months ended September 30, 2008, decreasing $1.1 million, or 8%, to $12.9 million. Depreciation and amortization expense increased $2.6 million, or 10%, because of 2007 capital additions.

Federal and state income taxes increased $6.4 million, or 47%, for the nine months ended September 30, 2008, due primarily to the change in taxable income. We expect the effective tax rate to be between 38% and 39% for 2008.
Other Income and Expense
Other income, net of income taxes, reflected a loss of $0.1 million for the nine months ended September 30, 2008, compared to income of $2.3 million for the first nine-months of 2007, primarily due to a reduction in the cash surrender value of life insurance contracts associated with our benefit plans of $2.0 million and the amortizing of acquisition costs associated with non-regulated operations and maintenance contracts, which are recorded as intangible assets.
In the prior year we had a gain in the cash surrender value of $853 in the nine month period. The cash surrender value is determined in part by the market of certain underlining funds, the value of which reflects the changes in the stock market. Due to the continued decline in the stock market during the current year quarter, there was a corresponding impact to the cash surrender value of the life insurance contracts.
Interest Expense
Net interest expense increased $0.1 million to $13.5 million for the period ended September 30, 2008 compared to the nine-month period ended September 30, 2007.
REGULATORY MATTERS
Rates and Regulations
The state regulatory commissions have plenary powers setting rates and operating standards. As such, state commission decisions significantly impact our revenues, earnings, and cash flows. The amounts discussed herein are generally annual amounts, unless specifically stated, and the financial impact to recorded revenue is expected to occur over a 12-month period from the effective date of the decision. In California, water utilities are required to make several different types of filings. Most filings result in rate changes that remain in place until the next General Rate Case (GRC). As explained below, surcharges and surcredits to recover balancing and memorandum accounts as well as general rate case interim rate catch-up surcharges are temporary rate changes, which have specific time frames for recovery.
GRCs, escalation rate increase filings, and offset filings change rates to amounts that will remain in effect until the next GRC. The CPUC follows a rate case plan, which requires Cal Water to file a GRC for each of its 24 regulated operating districts every three years. In a GRC proceeding, the CPUC not only considers the utility’s rate setting requests, but may also consider other issues that affect the utility’s rates and operations. Effective in 2004, Cal Water’s GRC schedule was shifted from a calendar year to a fiscal year with test years commencing on July 1st of each year. The CPUC is generally required to issue its GRC decision prior to the first day of the test year or authorize interim rates. As such, Cal Water’s GRC decisions, prior to 2005, were generally issued in the fourth quarter, and from 2005 through 2009 were generally issued in the third quarter. In accordance with the rate case plan, the Commission would issue a decision on Cal Water’s 2009 general rate case filing in the fourth quarter of 2010 with rates effective on January 1, 2011. A decision on the eight GRCs filed in

July of 2006 was delayed beyond July 1, 2007. As required by state law, the CPUC authorized interim rates incorporating the last twelve months change in CPI. A final decision on the 2007 GRC was made on July 10, 2008 with final rates billed effective on July 10, 2008. A provision in the final decision allows recovery of the revenue lost due to the delay over a twelve-month period beginning in the fourth quarter of 2008.
Between GRC filings utilities may file escalation rate increases, which allow the utility to recover cost increases, primarily from inflation and incremental investment, during the second and third years of the rate case cycle. However, escalation rate increases are subject to a weather-normalized earnings test. Under the earnings test, the CPUC may reduce the escalation rate increase if, in the most recent twelve month period, this earnings test reflects earnings in excess of authorized for that district.
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
General surcharges and surcredits, which are usually effective for a twelve-month period, are authorized by the CPUC to recover the memorandum and incremental-cost balancing accounts under- and over- collections usually due to changes in offsettable expenses. However, significant under-collection may be authorized over multiple years. Typically, an expense difference occurs during the time period from when an offsettable expense rate changes and we are allowed to adjust its water rates. Expense changes for this regulatory lag period, which may exceed two months, are booked into memorandum and balancing accounts for later recovery. These accounts are subject to reasonableness reviews. Future recovery of balancing account balances will be addressed in general rate cases or by advice letter filings if the account balance is greater than 2% of revenues. As of December 31, 2007 and September 30, 2008, the amount in the balancing accounts was approximately $3.1 million and $2.0 million, respectively.
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
Surcharges and surcredits to amortize balances in the WRAM and MCBA accounts, which are interest bearing, will be made in March of each year based on the district balances for the last calendar year. Surcharges will be for twelve months. In the event the combined WRAM and MCBA balance for a district is less than 2.5% of revenue, the amount will not be amortized at that time. The WRAM and MCBA amounts are cumulative, so if they are not amortized in a given calendar year, the balance will be rolled forward and reviewed with the following year balance.

Rate Case Plan
In December 2005, the CPUC issued the California Water Action Plan. The plan focuses on four key principles, among other things, including safe, high quality water; highly reliable water supplies; efficient use of water; and reasonable rates and viable utilities. In accordance with the Water Action Plan’s objective to streamline regulatory decision-making the CPUC issued R.06-12-016 in December 2006, to address streamlining of its water rate case plan. The CPUC issued D.07-05-062 on May 24, 2007 adopting a new rate case plan. As a result, Cal Water will be filing a company-wide general rate case every three years beginning in July 2009. Rates would be effective approximately 18 months from the filing date or January 1, 2011 in the first cycle. As an interim measure, the CPUC allowed Cal Water to incorporate general operations costs including company benefits in rates for all districts in July 2008 after a decision in its 2007 general rate case. In addition, for the sixteen districts that have a delayed effective date, the CPUC will authorize interim rates from the authorized effective date under the old rate case plan. These interim rates will be subject to adjustment based on a final determination in the 2009 general rate case filing. In addition to general rate case processing, the RCP set a schedule for separate cost of capital applications. Under the RCP, Cal Water must file its cost of capital application every three years. The first application under this procedure was made on May 1, 2008. Cal Water’s 2008 cost of capital application was consolidated with applications of two other multi-district Class A water utilities into a combined proceeding.
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
On March 13, 2008, the Commission issued D.08-03-021, which granted Cal Water’s request to amortize the $9.8 million regulatory asset over a fifteen year period. Cal Water began a rate surcharge on April 1, 2008 which is expected to collect $0.7 million annually to recover the regulatory asset. The annual amortization is included in the general allocated costs approved by the Commission in its D.08-07-008, replacing the prior adopted surcharge.
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
On February 29, 2008, the Commission adopted the settlement. On July 1, 2008, Cal Water made its tiered rates, WRAM, and MCBA effective in compliance with the Commission’s administrative processing rules. The submitted tariffs were administratively approved in the third quarter, effective July 1, 2008.
In the conservation proceeding, the Commission also sought to examine the effect of sales decoupling on appropriate return on equity. On August 21, 2008, the Commission issued its decision 08-08-030 declining to make a specific return on equity adjustment and ordering that the issue be considered in connection with the cost of capital applications filed on May 1, 2008.
The conservation proceeding is still open to examine the Commission’s non-rate-related conservation policies. We are unable to predict the outcome of the proceeding with respect to these matters at this time.
2007 GRC Filing
On July 3, 2007, Cal Water filed its 2007 GRC application covering eight districts and general office costs. On July 10, 2008, the CPUC approved a settlement between Cal Water and the Division of Ratepayer Advocates, and authorized annual rate increases for eight districts of $33.4 million. In its order, the CPUC allowed Cal Water to file immediately to recover its increased general costs in all other districts. As of October 15, 2008, Cal Water had made effective $13.7 million of additional rate increases in fifteen districts. The CPUC order also allows for additional rate increases, including escalation increases, which may be requested in 2009 and 2010, and offset increases after construction of certain large capital projects. In accordance with state law, Cal Water will also be allowed to recover the difference between interim rates authorized on July 1, 2008 and final rates approved on July 10, 2008.
Cost of Capital Application
On May 1, 2008, as required under the Rate Case Plan, Cal Water filed Application 08-05-002 requesting a review of is authorized rate of return. Cal Water requested a rate or return on rate base of 9.90% reflecting a 12.57% return on common equity. If Cal Water’s proposal is adopted, rates would increase $14.9 million annually or 4.26%. In September, the Commission held three days of evidentiary hearings on the applications of Cal Water, Golden State Water Company, and California-American Water Company. The Commission’s Division of Ratepayer Advocates is the only other participating party in the proceeding. All parties filed opening and reply briefs in October, and the matter is now under consideration by an Administrative Law Judge. The Commission anticipates publishing a proposed decision late in the 4th quarter. As the cost of capital was a contested matter, Cal Water cannot predict whether or when this application would change rates, or the magnitude of any potential changes.

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
In June 2008, Cal Water filed an offset advice letter to increase rates by $1.0 million in one district to recover the capital requirements for a water treatment and supply project. The Commission had authorized recovery for this project in D.06-08-011 in August 2006. Under the Commission’s administrative processing rules, Commission approval was required. On September 18, 2008, the Commission approved Resolution W-4703, which adopted these changes.
In July 2008, Cal Water made effective escalation increases for four districts totaling $1.1 million in compliance with the Commission’s administrative processing rules. These advice letters were approved effective in July 2008 as requested.
In July and August 2008, Cal Water filed, effective in August 2008, escalation rate increases for five districts totaling $0.5 million. In compliance with the Commission’s administrative processing rules, Cal Water requested the rates be made effective five days after filing. Those rules allow filings in compliance with Commission orders to be made effective upon filing, subject to refund until approval by staff. Three of the five filings totaling $0.3 million were approved effective in August as requested. As of October 15, 2008, final approval for two of these filings totaling $0.2 million had not been received. Cal Water anticipates final approval in the fourth quarter with August effective dates as requested.
In August 2008, Cal Water filed advice letters to offset increases in purchased water and pump tax charges in two districts totaling $1.8 million in annual revenue. In compliance with the Commission’s administrative processing rules, Cal Water requested the rates be made effective seven days after filing. Those rules allow filings in compliance with Commission orders to be made effective upon filing, subject to refund until approval by staff. These advice letters were approved effective in August 2008 as requested. However, expense offsets are dollar-for-dollar increases in revenue to match increased expenses.
In October 2008, Cal Water filed a request to recover $0.7 million in lost revenue due to the delay in approving the 2007 general rate case increases from July 1, 2008 until July 10, 2008. The recovery would be through a temporary 12-month surcharge on all customers. This increase must be approved by the Commission staff in accordance with the Commission’s administrative procedures. Cal Water anticipates the increase will go into effect in November 2008.
LIQUIDITY
Cash flow from Operations
Cash flow from operations was $81.0 million for the nine months ended September 30, 2008. Cash flow from operations is primarily generated by net income, non-cash expenses for depreciation and amortization, and changes in our operating assets and liabilities. Cash generated by operations varies during the year.
The water business is seasonal. Revenue is lower in the cool, wet winter months when less water is used compared to the warm, dry summer months when water use is highest. This seasonality results in variations in cash flow from operations. This seasonality results in the possible need for short-term borrowings under the bank lines of credit in the event cash is not available during the winter period. The increase in cash flow during the summer allows short-term borrowings to be paid down. Customer water usage can be lower than normal in years when more than normal precipitation falls in our service areas or temperatures are lower than normal, especially in the summer months. The reduction in water usage reduces cash flow from operations and increases the need for short-term bank borrowings. In addition, short-term borrowings are used to finance capital expenditures until long-term financing is arranged.
As noted in the legal proceedings section of this report, we received on October 22, 2008, $34.2 million from our MTBE litigation. While we have not yet determined the final accounting treatment of the costs and the impact on the financial statements, the cash may be used for operations, investing, or financing activities. We are currently reviewing the accounting treatment with the CPUC and will seek a private letter ruling from the Internal Revenue Service regarding the tax treatment for the proceeds.
Investing Activities
During the nine months ended September 30, 2008, we had company-funded capital cash expenditures of $74.6 million. For 2008, our capital budget is approximately $90 million.
During the quarter ended September 30, 2008, we completed the acquisition of three companies in Hawaii and paid, net of cash acquired, $14.3 million.
Financing Activities
During the quarter ended September 30, 2008, there were no significant long-term debt or equity offerings. Dividend payments were higher than the prior year due to additional shares outstanding and a higher dividend rate in the current year. In August, we redeemed and cancelled all outstanding shares of our Series C Preferred Stock.
We have used the Cal Water and Group line of credit facility to finance the investing activities. The balance outstanding on the lines at September 30, 2008, is $40 million.

Short-Term and Long-Term Debt
Short-term liquidity is provided by bank lines of credit and by internally generated funds. Long-term financing is accomplished through the use of both debt and equity. There were no short-term bank borrowings at December 31, 2007 and $40 million outstanding at September 30, 2008. Cash and cash equivalents were $9.4 million at September 30, 2008, and $6.7 million at December 31, 2007.
Cal Water has a $55 million credit facility agreement that expires April 30, 2012. The agreement requires debt as a percent of total capitalization to be less than 67%, and an interest coverage ratio of at least 2.5:1.0. As of September 30, 2008, we have met all covenant requirements and are eligible to use the full amount of the commitment. On September 24, 2008, the Cal Water line of credit was amended to allow borrowings up to $95 million for the period between September 30, 2008 and March 31, 2009. The amendment also provided that at any time the borrowings under the revolving credit facility exceed $55 million the entire principal amount outstanding of the revolving facility will bear interest annually at the lender’s prime rate minus 1.0 percentage points or alternatively at LIBOR plus 0.75 percentage points. If the borrowings do not exceed $55 million the original interest provisions will apply. In addition to borrowings, the credit facility allows for letters of credit up to $10 million, which reduces the available amount to borrow when utilized. One letter of credit was outstanding at September 30, 2008, for $0.5 million related to an insurance policy. Interest is charged on a variable basis and fees are charged for unused amounts.
A separate credit facility for $20 million also exists for use by the Company and its subsidiaries, including Washington Water, New Mexico Water, and Hawaii Water. In addition to borrowings, the credit facility allows for letters of credit up to $5 million, which would reduce the amount available to borrow. No letters of credit were outstanding at September 30, 2008. Interest is charged on a variable basis and fees are charged for unused amounts.
There were additions to long-term debt of $1.3 million in the nine-month period ended September 30, 2008, and we made principal payments on our first mortgage bonds and other long-term debt payments of $1.9 million during the nine-month period ended September 30, 2008.
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
Management believes long-term financing will be available to meet our cash flow needs through issuances in both debt and equity markets. Given the current credit crisis in the country, the timing of issuance of debt or equity will depend upon the timing, availability, and acceptable terms of the alternatives. Management is monitoring the cash position of the Company and market conditions.

In September 2004, the CPUC issued a decision granting Cal Water authority to complete up to $250 million of equity and debt financing through 2010, subject to certain restrictions.
During 2007, we raised approximately $103 million of capital. Of this amount, $20 million was raised through privately placed senior unsecured notes in August, and the remaining approximately $83 million was raised through the issuance of 2,250,000 shares of common stock in October. We anticipate that the majority of our 2008 capital needs will be covered by the $103 million raised in 2007. In future periods, management anticipates funding our capital needs through a relatively balanced approach between long term debt and equity.
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
Dividends
The third quarter common stock dividend of $0.2925 per share was paid on August 15, 2008, compared to a quarterly dividend in the third quarter of 2007 of $0.2900. This was Cal Water’s 255th consecutive quarterly dividend. Annualized, the 2008 dividend rate is $1.17 per common share, compared to $1.16 in 2007. Based on the previous 12-month earnings per share at September 30, 2008, the dividend payout ratio is 60%. For the full year 2007, the payout ratio was 86% of net income. On a long-term basis, our goal is to achieve a dividend payout ratio of 60% of net income accomplished through future earnings growth.
At its October 29, 2008 meeting, the Board declared the fourth quarter dividend of $0.2925 per share payable on November 14, 2008, to stockholders of record on November 3, 2008. This will be our 256th consecutive quarterly dividend.

2008 and 2009 Financing Plan
Cal Water is currently reviewing its financing needs for 2008 and 2009. We may consider issuing equity or long-term debt to meet our financing needs depending on market conditions. We intend to fund our capital needs in future periods through a relatively balanced approach between long-term debt and equity.
Book Value and Stockholders of Record
Book value per common share was $19.37 at September 30, 2008 compared to $18.66 at December 31, 2007.
There are approximately 2,813 stockholders of record for our common stock, as of the record date for our last shareholders meeting.
Utility Plant Expenditures
During the nine months ended September 30, 2008, capital expenditures totaled $80.6 million; $74.6 million was from company-funded projects and $6.0 million was from third-party-funded projects. The planned 2008 company-funded capital expenditure budget is approximately $90 million. The actual amount may vary from the budget number due to timing of actual payments related to current year projects and prior year projects. We do not control third-party-funded capital expenditures and therefore are unable to estimate the amount of such projects for 2008.
At September 30, 2008, construction work in progress was $112.7 million compared to $43.6 million at December 31, 2007. Work in progress includes projects that are under construction but not yet complete and in service. In the fourth quarter we anticipate the completion of a substantial portion of the work in progress.
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
CONTRACTUAL OBLIGATIONS
Cal Water amended its line of credit agreement, increasing the allowable borrowings from $55 million to $95 million between September 30, 2008 and March 31, 2009.
During the nine months ended September 30, 2008, there were no other material changes in contractual obligations outside the normal course of business.

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
Our management, with the participation of our CEO and our CFO, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2008. Based on that evaluation, we concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

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
In connection with these suits, our insurance carrier, Employers Insurance of Wausau (Wausau), has filed a separate lawsuit against us for reimbursement of past defense costs which approximate $1.5 million and a declaratory determination of coverage. On January 23, 2008, the Court heard various parties’ motions and on September 25, 2008 issued its rulings that Wausau had a duty to defend; therefore, the Company will not have to reimburse Wausau for previously incurred defense costs. The Court did not find Wausau’s actions were intended to harm the Company, so punitive damages will not be recoverable by the Company. The Court also found that issue of policy coverage will be determined at trial. A trial date has been set February 9, 2009. Based on the Court’s rulings, the Company has not recorded any liability associated with reimbursement of costs to defend. We continue to believe that the claims are covered under the insurance policies. However, if our claim is ultimately found to be excludable under the insurance policies, the Company believes that recovery of costs associated with the Consent Decrees are probable from either its equitable indemnity lawsuit against manufacturers and distributors of perchloroethylene, also know as tetrachloroethylene, (PCE) in California; or through rate increases in the future. Therefore, no accrual or contingency has been recorded for this matter.

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
As previously report, we are involved in a lawsuit against major oil refineries regarding the contamination of the ground water as a result of the gas additive MTBE. We entered into a partial settlement with defendants that represent approximately 70% of the responsible parties (as determined by the Superior Court). In August 2008, the Court determined that the partial settlement was in good faith and the non-settling parties agreed not to appeal the finding. On October 22, 2008, the Company received $34.2 million, after deducting $15.5 million of litigation expenses. The Company will continue aggressively to seek recovery from the non-settling parties.
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
Finally, the Company has filed in San Mateo County Superior Court a complaint (California Water Service Company v. The Dow Chemical Company, et al. CIV 473093) against potentially responsible parties that manufactured and distributed products, which contained perchloroethylene, also know as tetrachloroethylene (PCE) in California, to recover the past, present and future treatment costs. Defendants had the case removed to federal court, which the Company has filed to remand back to state court. No trial date has been set.

Item 5.
OTHER INFORMATION
None
Item 6.
EXHIBITS

Exhibit	Description
10.1	Amendment No. 1 to loan agreement dated as of September 24, 2008, between Bank of America N.A. and California Water Service Company (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K as filed on September 25, 2008)

31.1	Chief Executive Officer certification of financial statements pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

31.2	Chief Financial Officer certification of financial statements pursuant to Section302 of the Sarbanes- Oxley Act of 2002

32.	Chief Executive Officer and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 202

SIGNATURES
Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CALIFORNIA WATER SERVICE GROUP
Registrant
November 7, 2008

By:	/s/ Martin A. Kropelnicki
Martin A. Kropelnicki
Vice President, Chief Financial Officer and Treasurer

Exhibit Index

Exhibit	Description
10.1	Amendment No. 1 to loan agreement dated as of September 24, 2008, between Bank of America N.A. and California Water Service Company (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K as filed on September 25, 2008)

31.1	Chief Executive Officer certification of financial statements pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

31.2	Chief Financial Officer certification of financial statements pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

32	Chief Executive Officer and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002