Form 10-K
period 2008-12-31
CALIFORNIA WATER SERVICE GROUP
filed 2009-03-02
CIK 1035201

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file No. 1-13883

CALIFORNIA WATER SERVICE GROUP
(Exact name of registrant as specified in its charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	77-0448994 (I.R.S. Employer Identification No.)
1720 North First Street, San Jose, California (Address of Principal Executive Offices)	95112 (Zip Code)

(408) 367-8200
(Registrant’s Telephone Number, including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Name of Each Exchange on Which Registered:

Common Stock, $0.01 par value per share	New York Stock Exchange
Preferred Share Purchase Rights	New York Stock Exchange

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

☑ Large accelerated filer	☐ Accelerated filer	☐ Non-accelerated filer	☐ Smaller reporting company
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant was $678.9 million on June 30, 2008, the last business day of the registrant’s most recently completed second fiscal quarter. The valuation is based on the closing price of the registrant’s common stock as traded on the New York Stock Exchange.

Common stock outstanding at February 23, 2009, — 20,723,952 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the California Water Service Group 2009 Annual Meeting are incorporated by reference into Part III hereof.

i

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

Factors which may cause actual results to be different than those expected or anticipated include, but are not limited to:

•	governmental and regulatory commissions’ decisions, including decisions on proper disposition of property;

•	changes in regulatory commissions’ policies and procedures;

•	the timeliness of regulatory commissions’ actions concerning rate relief;

•	changes in the capital markets and access to sufficient capital on satisfactory terms;

•	new legislation;

•	changes in accounting valuations and estimates;

•	changes in accounting treatment for regulated companies, including adoption of International Financial Reporting Standards, if required;

•	electric power interruptions;

•	increases in suppliers’ prices and the availability of supplies including water and power;

•	fluctuations in interest rates;

•	changes in environmental compliance and water quality requirements;

•	acquisitions and the ability to successfully integrate acquired companies;

•	the ability to successfully implement business plans;

•	civil disturbances or terrorist threats or acts, or apprehension about the possible future occurrences of acts of this type;

•	the involvement of the United States in war or other hostilities;

•	our ability to attract and retain qualified employees;

•	labor relations matters as we negotiate with the unions;

•	implementation of new information technology systems;

•	restrictive covenants in or changes to the credit ratings on current or future debt that could increase financing costs or affect the ability to borrow, make payments on debt, or pay dividends;

•	general economic conditions, including changes in customer growth patterns and our ability to collect billed revenue from customers;

•	changes in customer water use patterns and the effects of conservation;

•	the impact of weather on water sales and operating results;

•	the ability to satisfy requirements related to the Sarbanes-Oxley Act and other regulations on internal controls; and

•	the risks set forth in “Risk Factors” included elsewhere in this annual report.

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

During the year ended December 31, 2008, there were no significant changes in the kind of products produced or services rendered or those provided by our operating subsidiaries, or in the markets or methods of distribution.

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

Regulated Business

California water operations are conducted by the Cal Water and CWS Utility Services entities, which provide service to approximately 463,400 customers in 83 California communities through 26 separate districts. Of these 26 districts, 24 districts are regulated water systems, which are subject to regulation by the California Public Utilities Commission (CPUC). The other 2 districts, the City of Hawthorne and the City of Commerce, are governed through their respective city councils and are outside of the CPUC’s jurisdiction. California water operations account for approximately 94% of our total customers and approximately 95% of our total consolidated operating revenue.

Washington Water provides domestic water service to approximately 15,800 customers in the Tacoma and Olympia areas. Washington Water’s utility operations are regulated by the Washington Utilities and Transportation Commission. Washington Water accounts for approximately 3% of our total customers and approximately 2% of our total consolidated operating revenue.

New Mexico Water provides service to approximately 7,600 water and wastewater customers in the Belen, Los Lunas and Elephant Butte areas in New Mexico. New Mexico’s regulated operations are subject to the jurisdiction of the New Mexico Public Regulation Commission. New Mexico Water accounts for approximately 2% of our total customers and approximately 1% of our total consolidated operating revenue.

Hawaii Water provides service to approximately 3,700 water and wastewater customers on the islands of Maui and Hawaii, including several large resorts and condominium complexes. Hawaii’s regulated operations are subject to the jurisdiction of the Hawaii Public Utilities Commission. Hawaii Water accounts for less than 1% of our total customers and approximately 2% of our total operating revenue. HWS Utility Services LLC was organized in 2007 and began non-regulated operations in January 2008.

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

In February 1996, we entered into an agreement to operate the City of Hawthorne water system. The system, which is located near the Hermosa-Redondo district, serves about half of Hawthorne’s population. The agreement required us to make an up-front $6.5 million lease payment to the city that is being amortized over the lease term. Additionally, annual lease payments of $0.1 million are made to the city and indexed to changes in water rates. Under the lease we are responsible for all aspects of system operation and capital improvements, although title to the system and system improvements reside with the city. At the end of the lease, the city is required to reimburse us for the unamortized value of capital improvements made during the term of the lease. In exchange, we receive all revenue from the water system, which was $5.2 million, $5.4 million and $5.4 million in 2008, 2007, and 2006, respectively.

In July 2003, an agreement was negotiated with the City of Commerce to lease and operate its water system. The lease requires us to pay $0.8 million per year in monthly installments and pay $200 per acre-foot for water usage exceeding 2,000 acre-feet per year plus a percentage of certain operational savings that may be realized. Under the lease agreement, we are responsible for all aspects of the system’s operations. The city is responsible for capital expenditures, and title to the system and system improvements resides with the city. We bear the risks of operation and collection of amounts billed to customers. The agreement includes a procedure to request rate changes for costs changes outside of our control and other cost changes. In exchange, we receive all revenue from the system, which totaled $2.0 million in 2008 and $1.7 million in 2007 and 2006.

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

Non-Regulated Businesses

Fees for non-regulated activities are based on contracts negotiated between the parties. Under other contract arrangements, we operate municipally owned water systems, privately owned water systems, and recycled water distribution systems, but are not responsible for all operating costs. Non-regulated revenue received from water system operations is generally determined on a fee-per-customer basis.

Non-regulated activities consist primarily of:

•	operating water systems, which are owned by other entities;

•	providing meter reading and billing services;

•	leasing communication antenna sites on our properties;

•	operating recycled water systems;

•	providing lab services for water quality testing;

•	marketing and billing of optional third party insurance program to our residential customers;

•	selling surplus property, and

•	other services as requested by the client.

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

We lease antenna sites to telecommunication companies, which place equipment at various Company-owned sites. Lease income totaled $2.0 million in 2008 and 2007 and $1.7 million in 2006. The antennas are used in cellular phone and personal communication applications. We continue to negotiate new leases for similar uses.

We provide laboratory services to San Jose Water Company, a 5% stockholder of Cal Water, and Great Oaks Water Company and for the systems under operation and maintenance agreements.

In 2006, we started an Extended Service Protection program (ESP) in California covering certain repairs to residential customer’s water line between the meter and the home. The non-regulated program was operated by CWS Utility Services. Typically the utility is responsible for servicing and maintaining the water line up to and including the meter. The home owner is responsible for the water line from the meter to the house. In late 2007, we contracted with Home Service USA to replace the ESP program with an insurance product. Home Service USA now provides water line protection insurance, sewer line protection insurance, and internal plumbing protection insurance to Cal Water’s customers. Cal Water includes charges for these optional non-tariffed services on its bills and CWS Utility Services facilitates marketing these products to its customers.

Operating Segment

We operate primarily in one business segment, the supply and distribution of water and providing water-related utility services.

Growth

We intend to continue exploring opportunities to expand our regulated and non-regulated water and wastewater businesses in the western United States. The opportunities could include system acquisitions, lease arrangements similar to the City of Hawthorne and City of Commerce contracts, full service system operation and maintenance agreements, meter reading, billing contracts and other utility-related services. Management believes that a holding company structure facilitates providing non-regulated utility services, which are not subject to any Commission’s jurisdiction.

Geographical Service Areas and Number of Customers at Year-end

Our principal markets are users of water within our service areas. Most of the geographical service areas that we service are regulated. In addition, the City of Hawthorne and City of Commerce are included due to similarities in structure and risk of operations. The approximate number of customers served in each district is as follows:

Regulated Customers, City of Hawthorne and City of Commerce Customers at December 31, (rounded to the nearest hundred)

	2008	2007

SAN FRANCISCO BAY AREA
Mid-Peninsula (serving San Mateo and San Carlos)	36,200	36,100
South San Francisco (including Colma and Broadmoor)	16,800	16,800
Bear Gulch (serving portions of Menlo Park, Atherton, Woodside and Portola Valley)	18,100	18,000
Los Altos (including portions of Cupertino, Los Altos Hills, Mountain View and Sunnyvale)	18,600	18,600
Livermore	18,200	18,200

	107,900	107,700

SACRAMENTO VALLEY
Chico (including Hamilton City)	27,400	27,300
Oroville	3,600	3,600
Marysville	3,700	3,800
Dixon	2,800	2,900
Willows	2,400	2,400
Redwood Valley (Lucerne, Duncans Mills, Guerneville, Dillon Beach, Noel Heights & portions of Santa Rosa)	1,900	2,000

	41,800	42,000

SALINAS VALLEY
Salinas	27,800	28,000
King City	2,500	2,500

	30,300	30,500

	2008	2007

SAN JOAQUIN VALLEY
Bakersfield	65,500	65,400
Stockton	41,500	42,200
Visalia	39,200	38,900
Selma	6,100	6,100
Kern River Valley	4,300	4,300
Antelope Valley (Fremont Valley, Lake Hughes, Lancaster & Leona Valley)	1,400	1,400

	158,000	158,300

LOS ANGELES AREA
East Los Angeles (including portions of the City of Commerce)	26,700	26,600
Hermosa-Redondo (serving Hermosa Beach, Redondo Beach and a portion of Torrance)	26,500	26,300
Dominguez (Carson and portions of Compton, Harbor City, Long Beach, Los Angeles and Torrance)	33,700	33,700
Palos Verdes (including Palos Verdes Estates, Rancho Palos Verdes, Rolling Hills Estates and Rolling Hills)	24,000	24,000
Westlake (a portion of Thousand Oaks)	7,100	7,100
Hawthorne and Commerce (leased municipal systems)	7,400	7,400

	125,400	125,100

CALIFORNIA TOTAL	463,400	463,600
HAWAII	3,700	700
NEW MEXICO	7,600	7,500
WASHINGTON	15,800	15,800

COMPANY TOTAL	490,500	487,600

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

General and Escalation Rate Increases

General rate case (GRC) applications in California address district and general office operating costs and capital requirements for a forward-looking three-year period. GRC decisions typically authorize an immediate rate increase and annual step rate increases for the three-year cycle. Under the CPUC’s 2004 rate case processing plan, step rate increases will generally be effective on July 1 of each calendar year through 2010, and are designed to maintain the return on equity (ROE) authorized in the initial decision in succeeding years. Cal Water is required to file a GRC for each operating district every three years. The CPUC adopted a new rate case plan (RCP) in May 2007. Under this plan, Cal Water is able to recover general office expenses, including employee benefit costs, as well as insurance and other corporate items, for its 24 regulated operating districts in 2008 as determined by the CPUC in the 2007 GRC. The next California GRC will be filed in July 2009 covering all 24 California districts and general office expenses. Rate increases resulting from the 2009 GRC are scheduled to be effective January 1, 2011.

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

In December 2005, the CPUC approved the California Water Action Plan (the Plan). The Plan identifies and lays out 28 best practices associated with water infrastructure management and rate making that California would like to adopt over time. Among other things, the Plan calls for streamlining the GRC process, development and adoption of a Water Rate Adjustment Mechanism (WRAM), and creating incentives for large water systems to acquire smaller systems. As part of the streamlining process, the CPUC issued its new RCP in May 2007. Cal Water’s request for a WRAM and a Modified Cost Balancing Account (MCBA) was approved and implemented in 2008. See Rates and Regulations Section in Item 7 of this report.

Water rates for Washington Water and New Mexico Water regulated operations are set based on historic 12-month data. Applications are filed on an “as needed” basis and can be submitted annually. Water rates for the regulated operations of Hawaii Water are set based on a combination of historical base and forward-looking methodology and are allowed to be filed annually. In these states, regulatory procedures do not provide for step rate increases or offset increases (see “Expense-Balancing and Memorandum Accounts” below), except for Hawaii, which allows immediate rate adjustments to reflect changes in purchased power rates.

Expense-Balancing and Memorandum Accounts

Cal Water uses expense-balancing accounts (also referred to as Incremental Cost Balancing Accounts (ICBA)) and memorandum accounts to track suppliers’ rate changes for purchased water, purchased power, and pump taxes, and other costs that are not included in customer water rates. The cost changes are referred to as “offsetable expenses,” because under certain circumstances, they are collectible from customers (or refunded to customers) in future rates designed to offset cost changes from suppliers. We do not record the ICBA and memorandum accounts until the CPUC has authorized a change in customer rates and the customer has been billed. The cumulative net amount in the expense balancing accounts and memorandum accounts as of December 31, 2008, was approximately $1.5 million. This amount includes certain amounts that have been authorized for recovery through customer surcharges but which have not yet been collected and amounts that have not yet been filed for recovery. Effective July 1, 2008, the ICBA was replaced with the MCBA. With the MCBA, the suppliers’ rate changes for purchased water, purchased power, and pump taxes are immediately reflected in the financial statements. (See “Rates and Regulation” section in Item 7 of this report).

Washington Water, New Mexico Water, and Hawaii Water did not have material amounts in expense balancing or memorandum accounts.

See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Rates and Regulation” for more information on rates and regulation.

Seasonal Fluctuations

Our water business is seasonal in nature and weather conditions can have a material effect on customer usage. Customer demand for water generally is lower during the cooler and rainy, winter months. Demand increases in the spring when warmer weather returns and the rains end, and customers use more water for outdoor purposes, such as landscape irrigation. Warm temperatures during the generally dry summer months result in increased demand. Water usage declines during the fall as temperatures decrease and the rainy season begins.

During years in which precipitation is especially heavy or extends beyond the spring into the early summer, customer demand can decrease from historic normal levels, generally due to reduced outdoor water usage. Likewise, an early start to the rainy season during the fall can cause a decline in customer usage. When summer temperatures are cooler than normal, water usage is generally lower. A warmer than normal summer can result in higher customer usage. In the past, the seasonality of water usage had a significant impact on operating revenues and net income. In addition, the promotion of water conservation could also affect our operating revenues and net income. During 2008, Cal Water, after receiving California Public Utilities Commission approval, changed its method of recognizing revenue and production costs with the adoption of the WRAM and MCBA. As a result, customer water usage does not have the same impact as in prior years. This is discussed further in Management’s Discussion and Analysis.

Drought can have an impact on the business. When rainfall is below average for consecutive years, drought conditions can develop and certain customers may be required to reduce consumption to preserve available supply. As an example, from 1987 to 1993, California experienced a six-year period when rainfall was below historic average. During that period, some districts issued water-rationing requirements to their customers. In certain districts, penalties were assessed on customers who exceeded monthly allotments, which was approved by the CPUC after local governments enacted ordinances for drought. During 2008, the governor of California declared a drought emergency in the state and Cal Water’s water wholesalers requested voluntary reduction in water usage. On January 29, 2009, the California Department of Water Resources indicated that the second snow survey of the winter season indicated that the snow content was 61 percent of normal to date, statewide. The financial impact of a drought, or of water rationing, has been minimized with the adoption of the WRAM and MCBA. Water rationing will present us with challenges including changing our billing system to accommodate any penalty program, responding to customer requirements, and certain operational issues. We are in the process of increasing our water conservation programs to promote water savings.

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

Washington and Hawaii receive rain in all seasons with the majority falling during winter months. Washington Water and Hawaii Water draw all their water supply by pumping from wells. Historically, approximately half of Cal Water’s water supply is purchased from wholesale suppliers with the balance pumped from wells. During 2008, approximately 49 percent of the Cal Water supply was obtained from wells, 47 percent was purchased from wholesale suppliers and 4 percent was obtained from surface supplies. Well water is generally less expensive and Cal Water strives to maximize the use of its well sources in districts where there is an option between well or purchased supply sources.

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

During 2008, we produced an estimated 138 billion gallons of water for our customers, down 2% from the estimated 141 billion gallons produced in 2007. The 2008 average daily water production was approximately 377 million gallons. By comparison, in 2007, the average daily water production was approximately 387 million gallons.

The following table shows the estimated quantity of water purchased and the percentage of purchased water to total water production in each California operating district that purchased water in 2008. Other than noted below, all other districts receive 100% of their water supply from wells.

	(MG)
	Water
	Production	Percentage
District	Purchased	Purchased	Source of Purchased Supply

SAN FRANCISCO BAY AREA
Mid-Peninsula	5,917	100%	San Francisco Water Public Utilities Commission
South San Francisco	2,961	98%	San Francisco Water Public Utilities Commission
Bear Gulch	4,882	97%	San Francisco Water Public Utilities Commission
Los Altos	3,692	73%	Santa Clara Valley Water District
Livermore	2,993	75%	Alameda County Flood Control and Water Conservation District
SACRAMENTO VALLEY
Oroville	989	74%	Pacific Gas and Electric Co. and County of Butte
Redwood Valley	115	75%	County of Lake
SAN JOAQUIN VALLEY
Antelope/Kern	61	16%	Antelope Valley-East Kern Water Agency and City of Bakersfield
Bakersfield	4,581	17%	Kern County Water Agency and City of Bakersfield
Stockton	7,424	71%	Stockton East Water District
LOS ANGELES AREA
East Los Angeles	4,525	73%	Central Basin Municipal Water District
Dominguez	9,938	76%	West Basin Municipal Water District and City of Torrance
City of Commerce	50	7%	Central Basin Municipal Water District
Hawthorne	1,524	100%	West Basin Municipal Water District
Hermosa-Redondo	4,237	93%	West Basin Municipal Water District
Palos Verdes	7,438	100%	West Basin Municipal Water District
Westlake	3,319	100%	Calleguas Municipal Water District

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

The water supplies purchased for the Dominguez, East Los Angeles, Hermosa-Redondo, Palos Verdes, and Westlake districts, and the Hawthorne and Commerce systems are provided by public agencies pursuant to a statutory obligation of continued non-preferential service to purveyors within the agencies’ boundaries.

Purchases for the South San Francisco, Mid-Peninsula, and Bear Gulch districts are in accordance with long-term contracts with the San Francisco Public Utilities Commission (SFPUC) expiring on June 30, 2009, which are in the process of renegotiation.

Management anticipates that we will be able to renew each of the water supply contracts as they expire. The price of wholesale water purchases is subject to pricing changes imposed by the various wholesalers.

Shown below are wholesaler price rates and increases that became effective in 2008 and estimated wholesaler price rates and percent changes for 2009.

			2008			2009
	Effective		Percent	Effective		Percent
District	Month	Unit Cost	Change	Month	Unit Cost	Change

Antelope	January	$290/af	9.4%	January	$315/af	8.6%
Bakersfield*	July	140/af	2.9%	July	154/af	10.0%
Bear Gulch	July	1.43/ccf	10.0%	July	1.66/ccf	16.1%
Commerce	July	635/af	20.5%	July	768/af	20.9%
Dominguez	January	606/af	5.9%	January	740/af	22.2%
East Los Angeles	July	635/af	20.5%	July	768/af	20.9%
Hawthorne	January	606/af	5.9%	January	740/af	22.2%
Hermosa-Redondo	January	606/af	5.9%	January	740/af	22.2%
Livermore	January	1.575/ccf	8.0%	January	1.84/ccf	16.8%
Los Altos	July	620/af	7.8%	July	670/af	8.1%
Oroville	January	75,000/yr	2.8%	January	75,000/yr	0.0%
Palos Verdes	January	606/af	5.9%	January	740/af	22.2%
Mid-Peninsula	July	1.43/ccf	10.0%	July	1.66/ccf	16.1%
Redwood Valley	May	50/af	4.9%	May	53/af	6.0%
So. San Francisco	July	1.43/ccf	10.0%	July	1.66/ccf	16.1%
Stockton	April	476,350/mo	(2.8%)	April	505,075/mo	6.0%
Westlake	January	657/af	10.1%	January	769/af	17.1%

af = acre foot; ccf = hundred cubic feet; yr = fixed annual cost; mo = fixed monthly cost

*	untreated water

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

California Energy Situation

The California energy crisis was well publicized. There is still uncertainty about the state’s ability to avoid future rolling electric blackouts, although we did not experience any major electric blackouts during 2008 or 2007. We continue to use power efficiently to minimize the power expenses passed on to our customers, and maintain backup power systems to continue water service to our customers if the power companies’ supplies are interrupted. Many of our well sites are equipped with emergency electric generators designed to produce electricity to keep the wells operating during power outages. Storage tanks also provide customers with water during blackout periods.

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

State law provides that whenever a public agency constructs facilities to extend a utility system into the service area of a privately owned public utility, such an act constitutes the taking of property and requires reimbursement to the utility for its loss. State statutes allow municipalities, water districts and other public agencies to own and operate water systems. These agencies are empowered to condemn properties already operated by privately owned public utilities. The agencies are also authorized to issue bonds, including revenue bonds, for the purpose of acquiring or constructing water systems. However, if a public agency were to acquire utility property by eminent domain action, the utility would be entitled to just compensation for its loss. In Washington, annexation was approved in February 2008 for property served by us on Orcas Island; however, we continue to serve the customers in the annexed area and do not expect the annexation to impact our operations. To management’s knowledge, other than the Orcas Island property, no municipality, water district, or other public agency is contemplating or has any action pending to acquire or condemn any of our systems.

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

Employees

At year-end 2008, we had 929 employees, including 58 at Washington Water, 16 at New Mexico Water and 44 at Hawaii Water. In California, most non-supervisory employees are represented by the Utility Workers Union of America, AFL-CIO, except certain engineering and laboratory employees who are represented by the International Federation of Professional and Technical Engineers, AFL-CIO.

At December 31, 2008, there were 595 union employees. In November 2008, we negotiated 2009 wage increases with both of our unions of 3.0%. The current agreement with the unions is effective through 2009. Management believes that it maintains good relationships with the unions.

Employees at Washington Water, New Mexico Water, and Hawaii Water are not represented by unions.

Executive Officers of the Registrant

Name	Positions and Offices with California Water Service Group	Age

Peter C. Nelson(1)	President and Chief Executive Officer since February 1, 1996. Formerly Vice President, Division Operations (1994-1995) and Region Vice President (1989-1994), Pacific Gas & Electric Company, a gas and electric public utility	61
Martin A. Kropelnicki(2)	Chief Financial Officer and Treasurer since March 13, 2006. Previously Chief Financial Officer of Power Light Corporation (2005-2006), Chief Financial Officer and Executive Vice President of Corporate Services of Hall Kinion and Associates (1997-2004), Deloitte & Touche Consulting (1996-1997), various positions with Pacific Gas & Electric (1989-1996)	42
Lynne P. McGhee(2)	Corporate Secretary since July 25, 2007; Associate Corporate Counsel since May 2003; previously served as a Commissioner legal advisor and staff counsel at the California Public Utilities Commission	44
Calvin L. Breed(3)	Controller, Assistant Secretary and Assistant Treasurer since November 1, 1994; previously Treasurer of TCI International, Inc. (1984-1994); a certified public accountant with Arthur Andersen & Co. (1980-1983)	53

(1)	Holds the same position with California Water Service Company, CWS Utility Services, and Hawaii Water Service Co.; Chief Executive Officer of New Mexico Water Service Company and Washington Water Service Company;

(2)	Holds the same position with California Water Service Company New Mexico Water Service Company, Washington Water Service Company, Hawaii Water Service Company, Inc., and CWS Utility Services;

(3)	Holds the same position with California Water Service Company, Washington Water Service Company, and Hawaii Water Service Company; Assistant Secretary and Assistant Treasurer of New Mexico Water Service Company

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

Demand for our water during the warmer, dry months is generally greater than during cooler or rainy months due primarily to additional requirements for water in connection with irrigation systems, swimming pools, cooling systems and other outside water use. Throughout the year, and particularly during typically warmer months, demand will vary with temperature and rainfall levels. If temperatures during the typically warmer months are cooler than normal, or if there is more rainfall than normal, the demand for our water may decrease.

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

If we are unable to access adequate water supplies we may be unable to satisfy all customer demand which could result in rationing. Rationing may have an adverse effect on cash flow from operations. We can make no guarantee that we will always have access to an adequate supply of water that will meet all required quality standards. Water shortages may affect us in a variety of ways. For example, shortages could:

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

Changes in water supply costs impacts our operations

The cost to obtain water for delivery to our customers varies depending on the sources of supply, wholesale suppliers’ prices and the quantity of water produced to supply customer water usage. Our source of supply varies by operating district. Certain districts obtain all of their supply from wells, some districts purchase all of the supply from wholesale suppliers and other districts obtain the supply from a combination of well and purchased sources. A portion of the supply is from surface sources and processed through company-owned water treatment plants. On average, slightly more than half of the water we deliver to our customers is pumped from wells or received from a surface supply with the remainder purchased from wholesale suppliers. Water purchased from suppliers usually costs us more than surface supplied or well pumped water. During 2008, the cost of purchased water for delivery to customers represented 31.7% of our total operating costs and in 2007 it represented 33.1% of our total operating costs.

Wholesale water suppliers may increase their prices for water delivered to us based on factors that affect their operating costs. Purchased water rate increases are beyond our control. In California, effective July 1, 2008, our ability to recover increases in the cost of purchased water changed with the adoption of the MCBA. With this change, any price increase will be recorded as an expense but also as revenue. The balance in the MCBA will be collected in the future. There may be a short-term impact to our cash flow from operations, but the impact to earnings has been minimized.

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

Purchased power expense represents electricity purchased to operate the wells and pumps. Purchased power is a significant operating expense. During 2008 and 2007, purchased power expense represented 7.4% of our total operating costs. These costs, which are beyond our control, can and do increase unpredictably. These costs can also increase in substantial amounts, as occurred in California during 2001 when rates we paid for electricity increased 48%. Cash flows between rate filings may be adversely affected until the commission authorizes a rate change. We track the expense differences caused by the rate change as part of our MCBA. Cost of chemicals used in the delivery of water is not an element of the MCBA and therefore any variances in quantity or cost could impact our results of operations.

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

Our ability to access the capital markets is affected by the ratings of certain of our debt securities. Standard & Poor’s Rating Agency issues a rating on California Water Service Company’s ability to repay certain debt obligations. The credit rating agency could downgrade our credit rating based on reviews of our financial performance and projections or upon the occurrence of other events that could impact our business outlook. Standard & Poor’s rating is A+ with a stable outlook. Lower ratings by the agency could restrict our ability to access equity and debt capital. We can give no assurance that the rating agency will maintain ratings which allow us to borrow under advantageous conditions and at reasonable interest rates. A future downgrade by the agency could also increase our cost of capital by causing potential investors to require a higher interest rate due to a perceived risk related to our ability to repay outstanding debt obligations.

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

We are obligated to comply with specified debt covenants under certain of our loan and debt agreements. Failure to maintain compliance with these covenants could limit future borrowing, and we could face increased borrowing costs, litigation, acceleration of maturity schedules, and cross default issues. Such actions by our creditors could have a material adverse effect on our financial condition and results of operations.

If the national and world-wide financial crisis intensifies, potential disruptions in the financial and real estate markets may adversely affect our business, including by adversely affecting the availability and cost of short-term funds for our liquidity requirements, our ability to meet long-term commitments and our customers’ ability to pay for water, which in turn could adversely affect our results of operations, cash flows and financial condition.

We rely on our current credit facilities to fund short-term liquidity needs if internal funds are not available from operations. Specifically, given the seasonal fluctuations in demand for our water we commonly draw on our credit facilities to meet our cash requirements at times in the year when demand is relatively low. We also may occasionally use letters of credit issued under our revolving credit facilities. Disruptions in the capital and credit markets or further deterioration in the strength of financial institutions could adversely affect our ability to draw on our credit facilities. Our access to funds under our credit facilities is dependent on the ability of our bank to meet its funding commitments. At present, our credit facilities are funded by a single bank. Our bank may not be able to meet its funding commitments to us if it experiences shortages of capital and liquidity or if it experiences excessive volumes of borrowing requests from other borrowers within a short period of time.

Longer-term disruptions in the financial markets as a result of uncertainty, changing or increased regulation, reduced capital-raising alternatives, or failures of significant financial institutions or other factors could adversely affect our access to liquidity. Any disruption could require us to take measures to conserve cash until the markets stabilize or until alternative credit arrangements or other funding for business needs can be arranged. Such measures could include deferring capital expenditures, dividend payments or other discretionary uses of cash.

Many of our customers and suppliers also have exposure to risks that their ability to meet their payment and supply commitments are adversely affected by the worldwide financial crisis and recession in the United States and resulting potential disruptions in the financial and real estate markets. We operate in geographic areas that may be particularly susceptible to declines in the price of real property and other consequences of the financial crisis, which could result in significant declines in demand for our products and services in certain of our districts. In the event that any of our significant customers or suppliers, or a significant number of smaller customers and suppliers, are adversely affected by these risks, we may face disruptions in supply, significant reductions in demand for our products and services, inability of customers to pay invoices when due, and other adverse effects that could negatively affect our financial condition, results of operations and/or cash flows.

Our operations and certain contracts for water distribution and treatment depend on the financial capability of state and local governments, and other municipal entities such as water districts. Major disruptions in the financial strength or operations of such entities, such as liquidity limitations, bankruptcy or insolvency, could have an adverse effect on our ability to conduct our business and/or enforce our rights under contracts to which such entities are a party.

We are a holding company that depends on cash flow from our subsidiaries to meet our obligations and to pay dividends on our common stock.

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

Our revenues will decrease, and such decrease may be material, if a significant business or industrial customer terminates or materially reduces its use of our water. Approximately $94.6 million, or 23% of our 2008 water utility revenues was derived from business and industrial customers. If any of our large business or industrial customers reduces or ceases its consumption of our water, we may seek commission approval to increase the rates of our remaining customers to offset decreased revenues. There can be no assurance, however, that the commission would approve such a rate relief request, and even if it did approve such a request, it would not apply retroactively to the date of the reduction in consumption. The delay between such date and the effective date of the rate relief may be significant and could adversely affect our operating results and cash flows.

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

The price of our common stock may be volatile and may be affected by market conditions beyond our control.

The trading price of our common stock may fluctuate in the future because of the volatility of the stock market and a variety of other factors, many of which are beyond our control. Factors that could cause fluctuations in the trading price of our common stock include: regulatory developments; general economic conditions and trends; price and volume fluctuations in the overall stock market from time to time; actual or anticipated changes or fluctuations in our results of operations; actual or anticipated changes in the expectations of investors or securities analysts; actual or anticipated developments in our competitors’ businesses or the competitive landscape generally; litigation involving us or our industry; major catastrophic events or sales of large blocks of our stock.

Equity markets in general have recently experienced extreme price and volume fluctuations and the market prices of many companies have decreased substantially. Such price and volume fluctuations may continue to adversely affect the market price of our common stock for reasons unrelated to our business or operating results.

Adverse investment returns and other factors may increase our pension liability and pension funding requirements.

A substantial number of our employees are covered by a defined benefit pension plan. At present, the pension plan is underfunded because our projected pension benefit obligation exceeds the aggregate fair value of plan assets. Under applicable law, we are required to make cash contributions to the extent necessary to comply with minimum funding levels imposed by regulatory requirements. The amount of such required cash contribution is based on an actuarial valuation of the plan. The funded status of the plan can be affected by investment returns on plan assets, discount rates, mortality rates of plan participants, pension reform legislation and a number of other factors. There can be no assurance that the value of our pension plan assets will be sufficient to cover future liabilities. Although we have made contributions to our pension plan in recent years, it is possible that we could incur a pension liability adjustment, or could be required to make additional cash contributions to our pension plan, which would reduce the cash available for business and other needs.

Work stoppages and other labor relations matters could adversely affect our operating results.

At December 31, 2008, 595 of our 929 total employees were union employees. Most of our unionized employees are represented by the Utility Workers Union of America, AFL-CIO, except certain engineering and laboratory employees who are represented by the International Federation of Professional and Technical Engineers, AFL-CIO. In November 2008 we negotiated 2009 wage increases with both unions of 3.0%.

We believe our labor relations are good, but in light of rising costs for healthcare and pensions, contract negotiations in the future may be difficult. Furthermore, changes in applicable law or regulations could have an adverse effect on management’s negotiating position with respect to our currently unionized employees and/or employees that decide to unionize in the future. We are subject to a risk of work stoppages and other labor relations matters as we negotiate with the unions to address these issues, which could affect our results of operations and financial condition. We can give no assurance that issues with our labor forces will be resolved favorably to us in the future or that we will not experience work stoppages.

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

We are also affected by the real property market in California. In order to grow our business, we may need to acquire additional real estate or rights to use real property owned by third parties, the cost of which tends to be higher and more volatile in California relative to other states. The value of our assets in California may decline if there is a decline in the California real estate market which results in a significant decrease in real property values.

In 2007 and 2008 we experienced an increases in uncollectible accounts, which, we believe, were attributable in part to the significant decline in real estate values, experienced by our customers in a number of our districts in California.

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

In light of the threats to the nation’s health and security ensuing in the wake of the September 11, 2001 terrorist attacks, we have taken steps to increase security measures at our facilities and heighten employee awareness of threats to our water supply. We have also tightened our security measures regarding the delivery and handling of certain chemicals used in our business. We have and will continue to bear increased costs for security precautions to protect our facilities, operations and supplies. These costs may be significant. Despite these tightened security measures, we may not be in a position to control the outcome of terrorist events should they occur.

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

Our business is dependent on several complex business systems, certain of which are owned by third parties. The business systems must function reliably in order for us to operate effectively. Among other things, system malfunctions and security breaches could prevent us from operating or monitoring our facilities, billing accurately and timely analysis of financial results. Our profitability and cash flow could be affected negatively in the event these systems do not operate effectively or are circumvented.

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

We may be required to adopt International Financial Reporting Standards (IFRS), or other accounting or financial reporting standards, the ultimate adoption of which could negatively impact our business, financial condition or results of operations.

We could be required to adopt IFRS or other accounting or financial reporting standards different from GAAP, which is currently applicable to our accounting and financial reporting. In 2008 the SEC released a timetable for the adoption of IFRS according to which we could be required to adopt IFRS by 2016. Under GAAP we are subject to the provisions of SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation,” which, among other things, allows us to defer certain costs if we believe it is probable that we will be allowed to recover those costs by future rate increases. Currently, IFRS does not contain provisions equivalent to SFAS No. 71. The implementation and adoption of new accounting or financial reporting standards could affect our reported performance, which in turn could favorably or unfavorably impact our business, financial condition or results of operations. Furthermore, the transition to and application of new accounting or financial reporting standards could result in increased administrative costs.

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

The real properties owned are held in fee simple title. Properties owned by Cal Water are subject to the indenture securing first mortgage bonds of which $23.7 million remained outstanding at December 31, 2008. Washington Water has long-term bank loans that are secured primarily by utility plant owned by Washington Water. New Mexico Water has a long-term loan which is secured by utility plant owned by New Mexico Water.

Cal Water owns 655 wells and operates 9 leased wells. There are 415 owned storage tanks with a capacity of 487 million gallons, 43 managed storage tanks with a capacity of 35 million gallons, and 3 reservoirs with a capacity of 220 million gallons. Cal Water owns and operates 6 surface water treatment plants with a combined capacity of 42 million gallons per day. There are 5,547 miles of supply and distribution mains in the various systems.

Washington Water owns 332 wells and manages 85 wells. There are 135 owned storage tanks and 39 managed storage tanks with a storage capacity of 9 million gallons. There are 326 miles of supply and distribution lines.

New Mexico Water owns 17 wells. There are 12 storage tanks with a storage capacity of 4 million gallons. There are 134 miles of supply and distribution lines. New Mexico operates two waste water treatment facilities with a combined capacity to process 358,000 gallons per day. There are 29 miles of sewer collection mains.

Hawaii Water owns 17 wells. There are 6 storage tanks with a storage capacity of 5 million gallons. There are 35 miles of supply and distribution lines. Hawaii Water operates five wastewater treatment facilities with a combined capacity to process approximately 1.2 million gallons per day. There are 29 miles of sewer collection mains.

In the leased City of Hawthorne and City of Commerce systems or in systems that are operated under contract for municipalities or private companies, title to the various properties is held exclusively by the municipality or private company.

Item 3.	Legal Proceedings.

Chico Groundwater/Wausau Insurance Matter

In 1995, the State of California’s Department of Toxic Substances Control (DTSC) named us as a potential responsible party for cleanup of toxic contamination plumes, which contain perchloroethylene, also know as tetrachloroethylene (PCE) in the Chico groundwater. In December 2002, we were named along with other defendants in two lawsuits filed by DTSC for the cleanup of the plumes. In 2007, we entered into Court approved consent decrees (Consent Decrees). The Consent Decrees conditioned our performance upon many factors, including, but not limited to, water pumped and treated by us must meet regulatory standards so we may distribute to its customers. Pursuant to the terms of the Consent Decrees, we will incur capital costs of $1.5 million and future operating costs with a present value of approximately $2.6 million. In our 2007 general rate case (GRC) settlement negotiations, Division of Ratepayer Advocates have tentatively agreed to track all costs associated with the Consent Decrees, including legal costs to pursue insurance coverage, for potential future recovery in rates.

In connection with these suits, our insurance carrier, Employers Insurance of Wausau (Wausau) filed a separate lawsuit against us for reimbursement of past defense costs which approximate $1.5 million and a declaratory determination of coverage. On January 23, 2008, the Court heard various parties’ motions and on September 25, 2008 issued its rulings that Wausau had a duty to defend; therefore, the Company will not have to reimburse Wausau for previously incurred defense costs. The Court did not find Wausau’s actions were intended to harm the Company, so punitive damages will not be recoverable by the Company. However, the Court also found that the issue of policy coverage will be determined at trial. A trial date has been set for May 26, 2009. Based on the Court’s rulings, the Company has not recorded any liability associated with reimbursement of costs to defend and expensing the related costs as incurred. We continue to believe that the claims are covered under the insurance policies. However, if our claim is ultimately found to be excludable under the insurance policies, the Company believes that recovery of costs associated with the Consent Decrees are probable from either its equitable indemnity lawsuit against manufacturers and distributors of perchloroethylene, also know as tetrachloroethylene, (PCE) in California; or through rate increases in the future. Therefore, no accrual or contingency has been recorded for this matter.

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

The Company is involved in a lawsuit against major oil refineries regarding the contamination of the ground water as a result of the gas additive MTBE. The Company entered into a partial settlement with the defendants in April of 2008 that represent approximately 70% of the responsible parties (as determined by the Superior Court). Based on the allocation matrix, on October 22, 2008, the Company received $34.2 million after deducting attorneys’

fees and litigation expenses. The Company is aggressively pursuing legal action against the remaining responsible parties. The Company is in the process of determining with the Commission the appropriate regulatory treatment of the proceeds. It is anticipated that the proceeds will be used by the Company on infrastructure improvements. The Company is in the process of filing with the Internal Revenue Service a request for a private letter ruling regarding the taxability of the proceeds.

As of December 31, 2008, the Company believes the proceeds are non-taxable based upon its intent to reinvest them in qualifying assets. In 2009, when an agreement is reached with the Commission regarding the regulatory treatment, or when the taxability is determined based upon proceedings with the Internal Revenue Service, the Company will adjust the accounting of the settlement accordingly.

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

Other Legal Matters

In the past few years, the Company has been named as a co-defendant in several asbestos related lawsuits. The company has been dismissed without prejudice in two of these cases. In Case No. BC360406, reported in our prior year annual report, the Court has approved a confidential settlement between the Company, the plaintiff and his heirs. The settlement was paid for by our contractor’s and our insurance policy carriers. There was no effect on our financial statements. On February 6, 2009, plaintiffs filed in Alameda County William and Barbara Church vs. Asbestos Corporation, LTD et al., Case No. RG09434913, against the Company and numerous other defendants. Plaintiffs’ complaint alleges personal injury from his exposure to asbestos. The complaint states negligence, false representations, strict liability, premise/owner liability and loss of consortium causes of actions. The Complaint does not state any amount of damages. The Company does not believe that the plaintiffs’ have any valid causes of actions against the Company. The Company will vigorously defend itself in this matter. Accordingly, the Company has not recorded an accrual for this matter.

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

Item 4.	Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders in the fourth quarter of 2008.

PART II

Item 5.	Market for Registrant’s Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the New York Stock exchange under the symbol “CWT.” At December 31, 2008, there were 20,723,202 common shares outstanding. There were 2,704 common stockholders of record as of February 11, 2009.

During 2008, we paid a cash dividend of $1.17 per common share, or $0.2925 per quarter. During 2007, we paid a cash dividend of $1.16 per common share, or $0.2900 per quarter. In January 2009, our Board of Directors declared a cash dividend of $0.2950 per common share payable on February 20, 2009, to stockholders of record on February 9, 2009. This represents our 42nd consecutive year of increasing the annual dividend and marks the 257th consecutive quarterly dividend.

During 2008 and 2007, the common stock market price range and dividends per share were as follows for each quarter

	First	Second	Third	Fourth

2008
Common stock market price range:
High	$40.68	$41.04	$40.22	$46.43
Low	33.58	31.69	31.16	29.73
Dividends paid per common share	0.2925	0.2925	0.2925	0.2925

	First	Second	Third	Fourth

2007
Common stock market price range:
High	$44.54	$40.85	$43.96	$44.39
Low	36.75	34.46	35.39	35.85
Dividends paid per common share	0.2900	0.2900	0.2900	0.2900

Five Years Performance Graph

The following performance graph compares the changes in the cumulative shareholder return on California Water Service Group’s common stock with the cumulative total return on the Baird Water Utility Index and the Standard & Poor’s 500 Index during the last five years ended December 31, 2008. The comparison assumes $100 was invested on December 31, 2003, in California Water Service Group’s common stock and in each of the forgoing indices and assumes reinvestment of dividends.

Performance Graph Data

The following descriptive data is supplied in accordance with rule 304(d) of Regulations S-T:

	2003	2004	2005	2006	2007	2008
California Water Service Group	100	143	150	163	154	200
S&P 500	100	109	112	128	132	81
Baird Water Utility Index	100	114	156	157	151	136

Item 6.	Selected Financial Data.

The following selected consolidated financial data should be read in conjunction with our Consolidated Financial Statements and the Notes thereto and the information contained in Item 7, “Managements Discussion and Analysis of Financial Condition and Results of Operations.”

Historical results are not necessarily indicative of future results.

FIVE YEAR FINANCIAL REVIEW

	2008	2007	2006	2005	2004
	(Dollars in thousands, except common share and customer data)

Summary of Operations
Operating revenue
Residential	$284,913	$253,745	$232,811	$222,634	$221,323
Business	75,620	65,457	60,366	56,962	55,803
Industrial	18,932	17,403	16,286	14,241	13,592
Public authorities	21,042	17,952	15,728	14,965	15,118
Other	9,805	12,525	9,526	11,926	9,731

Total operating revenue	410,312	367,082	334,717	320,728	315,567
Operating expenses	352,843	322,912	294,411	278,903	273,488
Interest expense, other income and expenses, net	17,664	13,011	14,726	14,602	16,053

Net income	$39,805	$31,159	$25,580	$27,223	$26,026

Common Share Data
Earnings per share — diluted	$1.90	$1.50	$1.34	$1.47	$1.46
Dividend declared	1.17	1.16	1.15	1.14	1.13
Dividend payout ratio	62%	77%	86%	78%	77%
Book value per share	$19.44	$18.66	$18.31	$15.98	$15.66
Market price at year-end	46.43	37.02	40.40	38.23	37.65
Common shares outstanding at year-end (in thousands)	20,723	20,666	20,657	18,390	18,367
Return on average common stockholders’ equity	10.2%	8.1%	8.2%	9.3%	9.8%
Long-term debt interest coverage	4.72	3.70	3.17	3.61	3.38
Balance Sheet Data
Net utility plant	$1,112,367	$1,010,196	$941,475	$862,731	$800,305
Total assets	1,418,107	1,184,499	1,165,019	996,945	942,853
Long-term debt including current portion	290,316	291,921	293,592	275,275	275,921
Capitalization ratios:
Common stockholders’ equity	58.1%	56.9%	56.0%	51.4%	50.8%
Preferred stock	—	0.5%	0.5%	0.6%	0.6%
Long-term debt	41.9%	42.6%	43.5%	48.0%	48.6%
Other Data
Estimated water production (million gallons) Wells and surface supply	72,228	70,708	70,094	67,841	72,279
Purchased	65,529	70,530	62,320	61,612	66,760

Total estimated water production	137,757	141,238	132,414	129,453	139,039

Metered customers	417,208	412,432	407,762	402,191	395,286
Flate-rate customers	73,285	75,123	76,131	76,810	77,869

Customers at year-end **	490,493	487,555	483,893	479,001	473,155

New customers added	2,938	3,662	4,892	5,846	6,733
Revenue per customer	$837	$753	$692	$670	$667
Utility plant per customer	3,228	2,968	2,778	2,578	2,418
Employees at year-end	929	891	869	840	837

**	Includes customers of the City of Hawthorne and City of Commerce

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

For 2008, net income was $39.8 million compared to $31.2 million in 2007, or an increase of 27.7%. The increase in net income was primarily caused by an increase in revenues to $410.3 million, or an 11.8% increase from 2007. Net operating income increased $13.3 million to $57.5 million, or a 30.1% increase over 2007 levels. Net other income reflected a net decrease of $4.6 million due primarily to investment losses and no real estate sales in 2008. Diluted earnings per share for 2008 were $1.90 compared to $1.50 in 2007, or an increase of 26.7%.

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

Critical Accounting Policies and Estimates

We maintain our accounting records in accordance with accounting principles generally accepted in the United States of America and as directed by the Commissions to which our operations are subject. The process of preparing financial statements requires the use of estimates on the part of management. The estimates used by management are based on historic experience and an understanding of current facts and circumstances. A summary of our significant accounting policies is listed in Note 2 of the Notes to Consolidated Financial Statements. The following sections describe those policies where the level of subjectivity, judgment, and variability of estimates could have a material impact on the financial condition, operating performance, and cash flows of the business.

Revenue Recognition

Revenue includes monthly cycle customer billings for regulated water and wastewater services at rates authorized by regulatory commissions and billings to certain non-regulated customers at rates authorized by contract with government agencies.

Revenue from metered customers includes billings to customers based on monthly meter readings plus an estimate for water used between the customer’s last meter reading and the end of the accounting period. As of December 31, 2008 and 2007, our unbilled revenue amount was $13.1 million and $12.9 million, respectively. The unbilled revenue amount is generally higher during the summer months when water sales are higher. Flat rate customers are billed in advance at the beginning of the service period. The revenue is prorated so that the portion of revenue applicable to the current accounting period is included in that period’s revenue, with the balance recorded as unearned revenue on the balance sheet and recognized as revenue when earned in the subsequent accounting period. Our unearned revenue liability was $2.7 million and $2.2 million as of December 31, 2008 and 2007, respectively. This liability is included in “other accrued liabilities” on our consolidated balance sheets.

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

Also effective July 1, 2008, Cal Water is operating under a Modified Cost Balancing Account (MCBA). We track authorized expense levels for purchased water, purchased power and pump taxes, as established by the CPUC. Variances (which include the effects of changes in both rate and volume) between adopted and actual purchased water, purchased power, and pump taxes expenses will be recorded as a component of revenue, as the amount of such variances will be recovered from or refunded to our customers at a later date. Any recovery or refund of the MCBA would be netted against the WRAM revenue over- or under-recovery for the corresponding district. The monthly balances accrue interest (payable or receivable) based upon the 90 day commercial paper rate.

The balances in the WRAM and MCBA assets and liabilities will fluctuate on a monthly basis depending upon the level of variance between adopted and actual results. When the net amount for any district achieve a pre-determined level at the end of any calendar year (i.e., at least 2.5 percent over- or under-recovery of the approved revenue requirement), Cal Water will seek approval from the Commission to refund or collect the balance in the accounts. Account balances less than those levels may be refunded or collected in Cal Water’s general rate case proceedings or aggregated with future calendar year balances for comparison with the recovery level. As of December 31, 2008, the net aggregated asset is $4.6 million and the aggregate liability is $2.6 million and are included in other accounts receivable and accounts payable, respectively.

Expense-Balancing and Memorandum Accounts

The Company has historically used expense-balancing accounts (also referred as Incremental Cost Balancing Accounts (ICBA)) and memorandum accounts to track only suppliers’ rate changes for purchased water, purchased power, and pump taxes that are not included in customer water rates. The cost changes were referred to as “off-setable expenses” because under certain circumstances they were refundable from customers (or refunded to customers) in future rates designed to offset cost changes from suppliers. The balancing and memorandum accounts have not been recorded until the CPUC has authorized a change in customer rates and the customer has been billed. The cumulative net amount in the expense balancing accounts and memorandum accounts as of December 31, 2008, was approximately $1.5 million. This amount includes certain amounts that have been authorized for recovery through customer surcharges but which have not yet been collected and amounts that have not yet been filed for recovery. See “Rates and Regulations” below for descriptions of amounts included in this total that have been authorized for recovery.

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

Regulated Utility Accounting

Because we operate extensively in a regulated business, we are subject to the provisions of SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation.” Regulators establish rates that are designed to permit the recovery of the cost of service and a return on investment. Based upon past practices and decisions by the Commissions, we assess the probability of future recovery from rate payers of certain items, including the probability of return of amounts collected to rate payers. If it is probable that rates will recover an item in the future, a regulatory asset will be reported. If it is probable that rates will reflect a reduction in future rates for an item, a regulatory liability will be reported. We assess the probability of recovery of the regulatory assets and regulatory liabilities in each reporting period. In addition, if a regulatory commission determined that a portion of our assets used in utility operations were not recoverable in customer rates, we would be required to determine if we had suffered an asset impairment that would require a write-down in the assets’ valuation. There have been no such asset impairments as of December 31, 2008 or December 31, 2007.

Income Taxes

We account for income taxes using the asset and liability method. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. We measure deferred tax assets and liabilities at enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We recognize the effect on the deferred tax assets and liabilities of a change in tax rate in the period that includes the enactment date. We must also assess the likelihood that deferred tax assets will be recovered in future taxable income and, to the extent recovery is unlikely, a valuation allowance would be recorded. If a valuation allowance were required, it could significantly increase income tax expense. In management’s view, a valuation allowance was not required at December 31, 2008 or December 31, 2007.

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

In September 2006, the FASB issued SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Post Retirement Plans — An Amendment of FASB Statement Nos. 87, 88, 106 and 132(R).” We adopted SFAS No. 158 as of December 31, 2006 which required the full recognition of the projected benefit obligation over the fair value of plan assets, reflecting the funded status of the benefit plans, on the balance sheet. We believe it is probable that future costs will be recovered in future rates and therefore have recorded a regulatory asset in accordance with SFAS 71.

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

Results of Operations

Earnings

Net income in 2008 was $39.8 million compared to $31.2 million in 2007 and $25.6 million in 2006. Diluted earnings per common share were $1.90 in 2008, $1.50 in 2007, and $1.34 in 2006. The weighted average number of common shares outstanding used in the diluted earnings per share calculation was 20,734,000 in 2008, 20,689,000 in 2007, and 18,925,000 in 2006. The increase in 2008 earnings per share resulted from increased operating income, largely driven by rate increases. Offsetting the increase in revenues were decline in other income as a result of a decline in value of investment assets, amortization of certain start up costs of our operations on the island of Hawaii not covered by rates and no significant property sales this year compared with the prior year.

Dividends

At the January 2009 meeting, the Board of Directors declared the quarterly dividend, increasing it for the 42nd consecutive year. The quarterly dividend was raised from $0.2925 to $0.2950 per common share, or an annual rate of $1.18 per common share. Dividends have been paid for 64 consecutive years. The annual dividends paid per common share in 2008, 2007, and 2006 were $1.17, $1.16, and $1.15, respectively. Earnings not paid as dividends are reinvested in the business for the benefit of stockholders. The dividend payout ratio was 62% in 2008, 77% in 2007, and 86% in 2006, for an average of 75% over the three-year period. Our long-term targeted dividend payout ratio is 60%

Operating Revenue

Operating revenue in 2008 was $410.3 million, an increase of $43.2 million, or 11.8%, over 2007. Operating revenue in 2007 was $367.1 million, an increase of $32.4 million, or 9.7%, above 2006. The estimated sources of changes in operating revenue were:

	2008	2007
	Dollars in millions

Rate increases	$42.1	$15.0
Net revenue increases due to WRAM and MCBA	2.0	—
Usage by new customers	4.0	2.7
Change in presentation of Commission fees	(2.7)	—
Usage by existing customers and other	(2.2)	14.7

Net change	$43.2	$32.4

The usage by existing customers can materially change based upon current weather patterns, influenced both by temperature and rainfall. However, with the adoption of the WRAM and MCBA on July 1, 2008, the impact of weather on revenue has been minimized.

In 2008, rate relief increased revenues by $42.1 million. This was a record increase as a significant portion of our corporate costs received rate recovery from all districts effective July 2008, rather than a phased in approach of prior years regulatory treatment. See the “Rates and Regulation” section of this report for more information on regulatory activity occurring in 2007, 2008, and through February 13, 2009.

The number of customers in 2008 increased by 2,938 or an increase of 0.6% over 2007 levels. This increase includes 153 customers in New Mexico, 3,025 customers in Hawaii, 46 customers in Washington, and a decline of 299 customers in California. The growth of our customer base resulted from organic growth in our existing service areas with the exception of approximately 3,000 customers who were added through acquisition of systems in Hawaii.

Water Production Expenses

Water production expenses, which consist of purchased water, purchased power, and pump taxes, comprise the largest segment of total operating expenses. Water production costs accounted for 41.5%, 43.0%, and 42.2% of total operating costs in 2008, 2007, and 2006, respectively. The rates charged for wholesale water supplies, electricity, and pump taxes are established by various public agencies. As such, these rates are beyond our control.

The table below provides the amount of increases (decreases), and percent changes in water production costs during the past two years:

	2008			2007
	Amount	Change	% Change	Amount	Change	% Change
			Dollars in millions

Purchased water	$111.7	$5.0	5%	$106.7	$13.3	14%
Purchased power	25.9	1.9	8%	24.0	1.2	5%
Pump taxes	8.9	0.7	9%	8.2	0.1	1%

Total water production expenses	$146.5	$7.6	5%	$138.9	$14.6	12%

Two of the principal factors affecting water production expenses are the amount of water produced and the source of the water. Generally, water from wells costs less than water purchased from wholesale suppliers.

The table below provides the amounts, percentage change, and source mix for the respective years:

	2008		2007		2006
	MG	% of Total	MG	% of Total	MG	% of Total
	Millions of gallons (MG)

Source:
Wells	67,041	48.7%	65,562	46.4%	64,481	48.7%
% change from prior year	2%		2%		3%
Purchased	65,529	47.5%	70,530	49.9%	62,320	47.1%
% change from prior year	(7)%		13%		1%
Surface	5,187	3.8%	5,146	3.7%	5,613	4.2%
% change from prior year	1%		(8)%		11%

Total	137,757	100.0%	141,238	100.0%	132,414	100.0%

% change from prior year	(2)%		7%		2%

Purchased water expenses are affected by changes in quantities purchased, supplier prices, and cost differences between wholesale suppliers. For 2008, the $5.0 million increase in purchased water is due to a 7% decrease in quantities offset by wholesaler water rate increases of between 2.8% and 20.5%. Purchased water was offset by lease of water rights of $1.6 million in 2008 versus $2.4 million in 2007. The impact of variation of actual water production expense from the adopted expense, effective July 1, 2008, is recorded as a component of revenue under the MCBA. (See “Water Supply” in Item 1 of this report). For 2007 the $13.3 million increase in purchased water is due to a 13% increase in quantities purchased and wholesale water rate increases of between 4.0% and 8.6%, For 2006, the $5.9 million increase in purchased water costs is due to a 2% increase in quantities purchased, magnified by overall higher wholesale water rates. On an overall blended basis, wholesale water rates increased 12.6% on a cost-per-million-gallon basis in 2008. Purchased power expenses are affected by the quantity of water pumped from wells and moved through the distribution system, rates charged by electric utility companies, and rate structures applied to usage during peak and non-peak times of the day or season. The purchased power expense increase of

$1.9 million was primarily due to the combination of increased well production and higher energy costs. Pump taxes increased $0.7 million in 2008 over 2007.

Administrative and General Expenses

Administrative and general expenses include payroll related to administrative and general functions, all employee benefits charged to expense accounts, insurance expenses, legal fees, regulatory utility commissions’ expenses, expenses associated with being a public company, and general corporate expenses.

During 2008, administrative and general expenses increased $5.2 million, or 9.5%, compared to 2007. Pension expense increased $5.0 million over the prior year and legal expense increased $0.8 million. Increase in labor expense and other administrative costs were offset by a reduction in recording of expense of fees paid to the Commission of $2.7 million. (Fees paid to the Commission by our customers were previously recorded as a component of revenue and expense. Effective July 1, 2008, the revenues are recorded net of fees with the adoption of the WRAM). Other expense elements contributed to the balance of the change, but none were individually significant.

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

For 2008, other operations expenses increased $4.9 million, or 10.6%, from 2007. The cost of operating the production and distribution systems increased $4.0 million, or 14.7% over the prior year. The largest increase in this category is the cost of labor. Outside services for water treatment and water quality testing and chemicals increased by $1.0 million, or 32%. The other major single increase was in conservation expense of $0.6 million, or an increase of 66% from 2007. Uncollectible accounts, which increased $0.2 million over the prior year. Other expense elements contributed to the balance of the change, but none were individually significant.

For 2007, other operations expenses increased $3.4 million, or 7.9%, from 2006. The cost of operating the production and distribution systems increased $1.6 million, or 6.6% over the prior year. The largest increase in this category is the cost of labor and outside services for water treatment and water quality testing, which increased by $1.0 million, or 13%. The other major increase is due to additional provision for uncollectible accounts, which increased $1.1 million, or 122% over the prior year. We believe that the slow down of the economy and the increase in foreclosures of homes is the most important cause of the increase in other operations expenses. Other causes elements contributed to the balance of the increase, but none were individually significant.

Maintenance

Maintenance expenses increased $0.6 million, or 3.5%, in 2008, compared to 2007 due to increased costs for maintenance of meters, services and pumping equipment. Repairs of mains declined from the prior year. For 2007, maintenance expenses increased $2.7 million, or 17.6%, compared to 2006, due to repairs of water mains and services.

Depreciation and Amortization

Depreciation and amortization increased due to the increased level of our capital expenditures and our use of a higher depreciation rate as authorized by the CPUC.

Income Taxes

For 2008, income taxes increased $3.4 million as compared to 2007. For 2007, income taxes increased $3.9 million as compared to 2006. The increase in income tax for 2008, as compared to 2007, was due to higher pretax income. The effective tax rate was 37.7%, 39.9%, and 39.7% in 2008, 2007, and 2006, respectively. The effective tax rate was affected by the benefit from an additional tax deduction for the qualified production activity deduction for income attributed to the production of water. The tax rate is also affected by the flow through method of accounting for income taxes which resulted from differences between tax depreciation and book depreciation on both pre-1982 assets, as well as all California assets. The flow through method of accounting is described in the Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements. We anticipate the reversal of federal tax depreciation on pre-1982 assets to continue in future years; however, its effect on our tax provision is uncertain due to the offsetting flow-through of state tax depreciation, which continues to increase with capital additions and the impact of cost to remove of pre-1982 assets.

Property and Other Taxes

For 2008, expenses increased $1.2 million, or 8.5%, compared to 2007. For 2007, expenses increased $0.8 million, or 6.0% over 2006 levels. The increase in both years is due primarily to increased local franchise tax, which is based upon revenue and property taxes, which is based primarily upon our utility plant in service.

Non-Regulated Revenue and Expense, Net

The major components of non-regulated income are revenue and operating expenses related to the following activities:

•	operating and maintenance services (O&M) and meter reading and billing services;

•	antenna site leases;

•	Extended Service Protection (ESP);

•	design and construction services;

•	interest income;

•	change in cash surrender value of life insurance; and

•	non-regulated expenses.

For 2008, we experienced a significant decline in the cash surrender value of life insurance contracts associated with our benefit plans. In 2008, the decline was of $3.8 million, while in 2007 we recognized a gain of $539. The cash surrender value is determined in part by the market of certain underlining funds, the value of which reflects the changes in the stock market. Due to the continued decline in the stock market during 2008, there was a corresponding impact on the cash surrender value of the life insurance contracts. In addition, we expensed certain acquisition costs associated with some non-regulated operations and maintenance contracts, which are recorded as intangible assets. For 2007, non-regulated income net of expenses increased $1.0 million, or 29%, compared to 2006. The increase was primarily due to increased non-regulated revenues from our ESP program, interest income, and antenna site leases. See Note 3 of the Notes to Consolidated Financial Statements for additional information.

Gain on Sale of Non-Utility Property

For 2008, there were no significant non-utility property sales compared to pretax gains of $2.5 million in 2007 and $0.3 million for 2006. Earnings and cash flow from these transactions are sporadic and may or may not continue in future periods, depending upon market conditions. The Company has other non-utility properties that may be marketed in the future based on real estate market conditions.

Interest Expenses

In 2008 interest expenses increased $0.9 million due to borrowing on our line of credit. In 2007, interest expenses remained flat compared to 2006. Capitalized interest in 2008, 2007, and 2006 was $3.4 million, $2.6 million, and $2.7 million, respectively. See the “Liquidity and Capital Resources” section for more information.

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

			Increase	CA District/
Type of Filing	Decision/Resolution	Approval Date	Annual Revenue	Subsidiary

GRC, Step Rate and Offset Filings
City of Hawthorne	Res. 1233(1)	January 2009	$3.0 million	City of Hawthorne
Offset	Various(2)	February 2009	$9.0 million	7 districts
Offset	AL 1878, 1879	August, 2008	$1.8 million	2 districts
Step Rate	Various(3)	August, 2008	$0.6 million	5 districts
GRC 2007 — General Office Offset	D.08-07-008	July, 2008	$13.7 million	15 districts
GRC 2007 — Final Rates	D.08-07-008(4)	July, 2008	$28.2 million	8 districts
Offset	R. W-4703	September, 2008	$1.0 million	Kern River Valley
GRC 2007 — Interim Rates	AL 1861	July, 2008	$5.2 million	8 districts
Step Rate	Various(5)	July, 2008	$1.1 million	4 districts
Offset	AL 1849, 1850, 1851	January, 2008	$1.9 million	3 districts
GRC 2006	D.07-12-055(6)	January, 2008	$5.8 million	8 districts
Offset	Various(7)	January, 2008	$2.0 million	3 districts
Offset	AL 1838	November, 2007	$0.8 million	Los Altos
Offset	AL 1828, 1829, 1830	September, 2007	$1.5 million	3 districts
GRC 2006 — Interim rates	D.07-06-028	July, 2007	$2.0 million	8 districts
Step Rate	Various(8)	July, 2007	$4.6 million	14 districts
Offset	AL 1805	May, 2007	$1.7 million	Stockton
Offset	AL 1801 and 1804	Feb, 2007	$0.9 million	2 districts
Offset	Various(9)	Jan, 2007	$2.5 million	4 districts
Step Rate	Various(10)	Jan, 2007	$1.8 million	7 districts
Surcharges and Surcredits
GRC 2007- Lost Revenue Recovery	AL 1887	November, 2008	$0.7 million	8 districts
PBOP Surcharge	D. 08-03-021(11)	April 2008	$0.7 million	24 districts
GRC 2006- Lost Revenue Recovery	AL 1852	February 2008	$2.7 million	8 districts
Balancing	AL 1835, 1836, 1837(12)	October, 2007	$2.4 million	3 districts
GRC 2005-Lost Revenue Recovery	AL 1833	September, 2007	$0.5 million	8 districts

(1)	City of Hawthorne Resolution 1233 allows increases of $0.8 million in February 2009, $1.0 million in July 2009, and $1.2 million in January 2010.

(2)	Increases result from advice letters 1893, 1894, 1895, 1896, 1899, 1901, and 1902.

(3)	Increases result from advice letters 1867, 1868, 1869, 1870, and 1871.

(4)	The CPUC authorized a $33.4 million increase, which was inclusive of the $5.2 million granted in interim rates in July 2008.

(5)	Increases result from advice letters 1857, 1858, 1859, and 1860.

(6)	The CPUC authorized a $7.8 million increase, which was inclusive of the $2.0 million granted in interim rates in July 2007.

(7)	Increases result from advice letters 1844, 1845, and 1846.

(8)	Increases were authorized in D.05-07-022 and D.06-08-011.

(9)	Increases result from advice letters 1791, 1797, 1798, and 1799.

(10)	Increases were authorized in D.03-09-021, D.04-04-041, and D.04-09-038.

(11)	The PBOP surcharge, scheduled to be collected over a 15-year period, was included in base rates in D.08-07-008.

(12)	Authorized surcharges are $2.4 million from October 2007 through September 2008 and $1.9 million from October 2008 through September 2009.

The estimated impact of rate changes compared to the prior year is listed in the following table:

	2008	2007	2006
	Dollars in millions

General Rate Case (GRC)	$31.0	$3.3	$5.7
Step rate increases	3.3	6.6	4.4
Offset (purchased water/pump taxes)	4.9	4.6	3.2
Balancing accounts, net	2.9	0.1	(3.4)
Other	—	0.4	0.2

Rate increases	$42.1	$15.0	$10.1

Remaining Unrecorded Balances from Previously Authorized Balancing Accounts Recoveries/Refunds

The total net under-collected memorandum and balancing accounts was approximately $1.5 million as of December 31, 2008. Included in this amount, Cal Water has amounts from districts that are pending further action when balances become large enough to warrant action of either recovery or refund.

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

2008 Regulatory Activity

Cost of Capital Application

On May 1, 2008, as required under the Rate Case Plan, Cal Water filed Application 08-05-002 requesting a review of its authorized rate of return. Cal Water requested a rate of return on rate base of 9.90% reflecting a 12.57% return on common equity verses the current 10.2% return on common equity previously approved by the CPUC. If Cal Water’s proposal is adopted, rates would increase $14.9 million annually or 4.26%. In September, the Commission held three days of evidentiary hearings on the applications of Cal Water, Golden State Water Company, and California-American Water Company. The Commission’s Division of Ratepayer Advocates is the only other participating party in the proceeding. All parties filed opening and reply briefs in October, 2008. An Administrative Law Judge has issued a draft decision which will be considered by the Commission in the first quarter of 2009. As the cost of capital was a contested matter, Cal Water cannot predict whether or when this application would change rates, or the magnitude of any potential changes.

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

On March 13, 2008, the Commission issued D.08-03-021, which granted Cal Water’s request to amortize the $9.8 million regulatory asset over a fifteen year period. Cal Water began a rate surcharge on April 1, 2008 which is expected to collect $658 annually to recover the regulatory asset. The annual amortization is included in the general allocated costs approved by the Commission in its D.08-07-008, replacing the prior adopted surcharge.

In 2005, Cal Water established two Voluntary Employee Beneficiary Associations (VEBAs) to allow for increased funding, which also permit a current period income tax deduction. Cal Water intends to increase its funding, so the PBOP plan accrual is fully funded each year during the employee’s service period.

Other 2008 Regulatory Proceedings

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

In July and August 2008, Cal Water filed, effective in August 2008, escalation rate increases for five districts totaling $0.6 million. These filings were approved effective in August as requested.

In August 2008, Cal Water filed advice letters to offset increases in purchased water and pump tax charges in two districts totaling $1.8 million in annual revenue. These advice letters were approved effective in August 2008 as requested. However, expense offsets are dollar-for-dollar increases in revenue to match increased expenses and interact with the WRAM and MCBA mechanisms so that net operating revenue is not affected by an offset increase.

In October 2008, Cal Water filed a request to recover $0.7 million in lost revenue due to the delay in approving the 2007 general rate case increases from July 1, 2008 until July 10, 2008. The recovery is through a temporary 12-month surcharge on all affected customers. This advice letter was approved in November 2008 as requested.

2009 Regulatory Activity to Date

In January and February 2009, Cal Water filed advice letters to offset increased purchased water and pump tax rates in seven of its regulated districts totaling $9.0 million in annual revenue. Under CPUC advice letter processing rules, Cal Water charges the rates in expense offset advice letters to its customers upon filing. These rates are subject to refund until approved by the CPUC staff. While these offsets have not been approved as of February 8, 2009, Cal Water expects that they will be approved and effective as filed. However, expense offsets are dollar-for-dollar increases in revenue to match increased expenses and interact with the WRAM and MCBA mechanisms so that net operating revenue is not affected by an offset increase.

In January 2009 the City of Hawthorne approved Cal Water’s requested rate increase for its leased water system. The increase will take effect in phases, with a $0.8 million annual increase in February 2009, a $1.0 million annual increase in July 2009, and a $1.2 million annual increase in January 2010.

In January 2009 Cal Water filed an application to the CPUC for approvals and consents related to an anticipated secured debt offering. The application includes, among other things, requests for (i) a waiver of a CPUC policy, which would allow debt offerings by Cal Water of up to $100 million in principal amount be conducted through a single underwriter and (ii) clarification that complying with the terms of the indenture for the outstanding unsecured notes by granting the holders a first mortgage security interest upon the issuance of additional first mortgage debt does not use any of the Cal Water’s previously used financing authorization.

Throughout the calendar year, Cal Water plans to file advice letters to offset expected increases in purchased water and pump tax charges in some districts. Cal Water cannot predict the exact timing or dollar amount of the changes. However, expense offsets are dollar-for-dollar increases in revenue to match increased expenses and interact with the WRAM and MCBA mechanisms so that net operating revenue is not affected by an offset increase.

In April 2009, as allowed in the Commission’s 2007 Rate Case Plan, Cal Water intends to file advice letters for interim rate increases for eight districts effective in July 2009. Under the Commission’s prior rate case plan, these districts would have had rates effective in July 2009. The interim rate changes will be adjusted once the Commission has issued a determination in Cal Water’s 2009 GRC, expected in the fourth quarter of 2010.

In May 2009, Cal Water intends to file for step rate increases effective in July for sixteen districts. The CPUC’s current practice on approving step rate increases is based partly on inflation through March 2009. Inputs to the weather-adjusted earnings test include recorded information through March 2009. Therefore, Cal Water does not know the amount of its request at this time.

In July 2009, Cal Water is required to file a GRC covering all 24 regulated districts and general expenses. Cal Water expects the CPUC to issue a decision in the proceeding in the fourth quarter of 2010 with rates effective in January 2011. Cal Water cannot predict the magnitude of any potential rate changes at this time.

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

California’s normal weather pattern yields little precipitation between mid-spring and mid-fall. The Washington Water service areas receive precipitation in all seasons, with the heaviest amounts during the winter. New Mexico Water’s rainfall is heaviest in the summer monsoon season. Hawaii Water receives precipitation throughout the year, with the largest amounts in the winter months. Water usage in all service areas is highest during the warm and dry summers and declines in the cool winter months. Rain and snow during the winter months replenish underground water aquifers and fill reservoirs, providing the water supply for subsequent delivery to customers. To date, snowpack water content and rainfall accumulation during the 2008 — 2009 water year is 61% of normal (as of January 29, 2009 per the California Department of Water Resources). Precipitation in the prior year was below average. Management believes that supply pumped from underground aquifers and purchased from wholesale suppliers will be adequate to meet customer demand during 2009 and beyond. However, water rationing may be required in 2009, if declared by the state or local jurisdictions. Long-term water supply plans are developed for each of our districts to help assure an adequate water supply under various operating and supply conditions. Some districts have unique challenges in meeting water quality standards, but management believes that supplies will meet current standards using current treatment processes.

Liquidity and Capital Resources

Cash flow from Operations

During 2008 we generated cash flow from operations of approximately $96 million, compared to $50 million during 2007, and $61 million in 2006. Cash flow from operations is primarily generated by net income and non-cash expenses for depreciation and amortization and deferred income taxes. Cash generated by operations varies during the year.

The water business is seasonal. Billed revenue is lower in the cool, wet winter months when less water is used compared to the warm, dry summer months when water use is highest. This seasonality results in the possible need for short-term borrowings under the bank lines of credit in the event cash is not sufficient to cover operating and capital costs during the winter period. The increase in cash flow during the summer allows short-term borrowings to be paid down. Customer water usage can be lower than normal in years when more than normal precipitation falls in our service areas or temperatures are lower than normal, especially in the summer months. The reduction in water usage reduces cash flow from operations and increases the need for short-term bank borrowings. In addition, short-term borrowings are used to finance capital expenditures until long-term financing is arranged.

Investing Activities

During 2008 we used $99 million of cash for company-funded capital expenditures and $24.9 million for acquisitions of new systems. Capital expenditures were budgeted at approximately $85 million. At December 31, 2008, we had accrued payables of $11.0 million related to company-funded capital projects. Developer funded cash capital expenditures were $8.6 in 2008 compared to $13.5 million in 2007. Developer funded projects vary year-to-year based upon housing markets in our service area.

Included in investing activities was the receipt of $34.2 million from our MTBE litigations. We are currently reviewing the regulatory treatment with the CPUC and are in process of filing a request for a private letter ruling from the Internal Revenue Service regarding the tax treatment. While we have not yet determined the final accounting treatment of the proceeds, we anticipate using the proceeds on infrastructure improvements.

Financing Activities

During 2008 there were no debt or equity offerings. Dividend payments were higher in 2008 from the prior year due to additional shares outstanding and a higher dividend rate in 2008. In August 2008 we redeemed and cancelled all outstanding shares of our Series C Preferred Stock.

Short-Term Financing

Short-term liquidity is provided by credit facilities extended to us and certain of our subsidiaries and by internally generated funds. Long-term financing is accomplished through use of both debt and equity. Short-term bank borrowings were $40 million at December 31, 2008, and zero at December, 2007. Cash and cash equivalents were $13.9 million at December 31, 2008, and $6.7 million at December 31, 2007. Given our ability to access our lines of credit on a daily basis, cash balances are managed to levels required for daily cash needs and excess cash is invested in short-term or cash equivalent instruments. Minimal operating levels of cash are maintained for Washington Water, New Mexico Water, and Hawaii Water.

Cal Water has a $55 million credit facility agreement that expires April 30, 2012 with Bank of America. The agreement requires debt as a percent of total capitalization to be less than 67%, and an interest coverage ratio of at least 2.5:1.0. As of December 31, 2008, we have met all covenant requirements and are eligible to use the full amount of the commitment. On September 24, 2008, the Cal Water line of credit was amended to allow borrowings up to $95 million for the period between September 30, 2008 and March 31, 2009. The amendment also provided that at any time the borrowings under the revolving credit facility exceed $55 million the entire principal amount outstanding of the revolving facility will bear interest annually at the lender’s prime rate minus 1.0 percentage points or alternatively at LIBOR plus 0.75 percentage points. If the borrowings do not exceed $55 million the original interest provisions will apply. In addition to borrowings, the credit facility allows for letters of credit up to $10 million, which reduces the available amount to borrow when utilized. One letter of credit was outstanding at December 31, 2008, for $0.5 million related to an insurance policy. Interest is charged on a variable basis and fees are charged for unused amounts.

A separate credit facility also with Bank of America, for $20 million also exists for use by the Company and its subsidiaries, including Washington Water, New Mexico Water, and Hawaii Water. In addition to borrowings, the credit facility allows for letters of credit up to $5 million, which would reduce the amount available to borrow. No letters of credit were outstanding at December 31, 2008. Interest is charged on a variable basis and fees are charged for unused amounts.

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

In September 2004, the CPUC issued a decision granting Cal Water authority to complete up to $250 million of equity and debt financing through 2010, subject to certain restrictions. Following our issuance of $79.5 million of common stock in 2006, of which $73.4 million was contributed to Cal Water, Cal Water has approximately $176 million of authorized equity and debt financing that it can complete through 2010 without seeking further authorization from the CPUC.

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

In 2008, we utilized cash generated from operations and financing activities in 2006. In future periods, management anticipates funding our capital needs through a relatively balanced approach between long term debt and equity.

We did not issue any significant long-term debt or common stock in 2008.

In the first half of 2009 Cal Water anticipates issuing approximately $100 million first mortgage debt guaranteed by the Company in a public offering. Cal Water’s ability to complete the offering is dependent on receiving CPUC approval which it is seeking, and public offering market conditions after it receives the approval.

Additional information regarding the bank borrowings and long-term debt is presented in Notes 8 and 9 in the Notes to Consolidated Financial Statements.

Off-Balance Sheet Transactions

We do not utilize off-balance-sheet financing or utilize special purpose entity arrangements for financing. We do not have equity ownership through joint ventures or partnership arrangements.

Contractual Obligations

		Less Than			After
	Total	1 Year	1-3 Years	3-5 Years	5 Years
	(In thousands)

Long-term debt	$290,316	$2,818	$15,408	$52,657	$219,433
Interest payments	236,247	17,780	34,626	33,208	150,633
Advances for construction	176,163	6,123	12,027	11,966	146,047
Office leases	2,331	639	578	172	942
System leases	8,349	961	1,825	1,690	3,873
Water supply contracts	495,712	18,743	37,557	37,564	401,848

TOTAL	$1,209,118	$47,064	$102,021	$137,257	$922,776

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

We have a contract with the Santa Clara Water District, which contains minimal purchase provisions. The contract payment varies with the volume of water purchased above the minimal levels. Management plans to continue to purchase and use at least the minimum water requirement under this contract in the future. Total paid under this contract was $6.7 million in 2008, $6.2 million in 2007, and $5.4 million in 2006.

The water supply contract with Stockton East Water District (SEWD) requires a fixed, annual payment and does not vary during the year with the quantity of water delivered by the district. Due to the fixed price arrangement, we utilize as much water as possible from SEWD in order to minimize the cost of operating Company-owned wells used to supplement SEWD deliveries. The total paid under the contract was $5.7 million in 2008, $5.5 million in 2007, and $4.4 million in 2006. Pricing under the contract varies annually. Estimated annual contractual obligations in the above table are based on the same payment level as 2008. Future cost increases by SEWD are expected to be offset by a decline in the allocation of costs to us as more of these costs are expected to be allocated to other SEWD customers due to growth within their service areas.

On September 21, 2005, we entered into an agreement with Kern County Water Agency (Agency) to obtain treated water for our operations. The term of the agreement is to January 1, 2035, or until the Agency’s bonds are repaid. The Agency’s bonds are described below. Under the terms of the agreement, we were obligated to purchase approximately 11,500 acre feet of treated water in 2008 and an incrementally higher volume of water for each subsequent year until 2017, when we are obligated to purchase 20,500 acre feet of treated water per year. We are obligated to pay a capital facilities charge and a treated water charge, both of which will be expensed as invoiced, regardless of whether we can use the water in our operation, and we are obligated for these charges even if the Agency cannot produce an adequate amount to supply the 20,500 acre feet in the year. This agreement supersedes a prior agreement with Kern County Water Agency for the supply of 11,500 acre feet of water per year. Total paid, under the prior agreement, was $4.4 million, $2.9 million, and $3.3 million in 2008, 2007 and 2006, respectively.

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

The Agency has issued bonds to fund the project and will use the payments of the capital facilities charges by us and the other contracted parties to meet the Agency’s obligations to pay interest and repay principal on the bonds. If any of the parties were to default on making payments of the capital facilities charge, then the other parties are obligated to pay for the defaulting party’s share on a pro-rata basis. If there is a payment default by a party and the remaining parties have to make payments, they are also entitled to a pro-rata share of the defaulting party’s water allocation.

We expect to use all of its entitled water in our operations every year. If additional treated water is available, all parties have an option to purchase this additional treated water, subject to the Agency’s right to allocate the water among the parties. If we were to pay for and receive additional amounts of water due to a default of another participating party, we believe we could use this additional water in our operations without incurring substantial increases in incremental costs.

The total obligation of all parties, excluding us, is approximately $82.4 million to the Agency. Based on the credit worthiness of the other participants, which are government entities, our management believes it to be highly unlikely that we would be required to assume any other parties’ obligations under the contract due to their default. If a party defaults, we would receive entitlement to the additional water for assuming the additional obligation.

Once the project is complete, we are obligated to pay a capital facilities charge and a treated water charge that together total $6.4 million annually, which equates to $0.3 per acre foot. Annual payments of $3.6 million for the capital facilities charge began when the Agency issued bonds to fund the project. Some of the treated water charge of $2.8 million began July 1, 2007, when a portion of the planned capacity became available. Once the entire expansion project is completed, the full annual payments will be $6.4 million which will continue through the term of the agreement. As treated water is being delivered, we will also be obligated for our portion of the operating costs; that portion is currently estimated to be $0.02 per acre foot. The actual amount will vary due to variations from estimates, inflation, and other changes in the cost structure. Our overall estimated cost of $0.3 per acre foot is less than the estimated cost of procuring untreated water (assuming water rights could be obtained) and then providing treatment.

Capital Requirements

Capital requirements consist primarily of new construction expenditures for expanding and replacing utility plant facilities and the acquisition of water systems. They also include refunds of advances for construction.

Company-funded utility plant expenditures were $99 million, $76.0 million, and $88.4 million in 2008, 2007, and 2006, respectively. A majority of capital expenditures was associated with mains and water treatment equipment.

For 2009, the Company is estimating its capital expenditures to be between $100 and $130 million. We do not expect a decline in annual capital expenditure for the next five years.

Other capital expenditures are funded through developer advances and contributions in aid of construction (non-company funded). The cash expenditure amounts were $8.6 million, $13.5 million, and $16.1 million in 2008, 2007, and 2006, respectively. The changes from year-to-year reflect expansion projects by developers in our service areas.

Management expects us to incur non-company funded expenditures in 2009. These expenditures will be financed by developers through refundable advances for construction and non-refundable contributions in aid of construction. Developers are required to deposit the cost of a water construction project with us prior to our commencing construction work, or the developers may construct the facilities themselves and deed the completed facilities to us. Funds are generally received in advance of incurring costs for these projects. Advances are normally refunded over a 40-year period without interest. Future payments for advances received are listed under contractual obligations above. Because non-company-funded construction activity is solely at the discretion of developers, we cannot predict the level of future activity. The cash flow impact is expected to be minor due to the structure of the arrangements.

Capital Structure

Common stockholders’ equity was $402.9 million compared to $385.7 million at December 31, 2008 and 2007, respectively. During 2008, we redeemed all of the issued and outstanding shares of Series C Preferred Stock. There were no significant additional long-term debt borrowings in 2008 or 2007.

Total capitalization, including the current portion of long-term debt, at December 31, 2008, was $693.3 million and $681.1 million at December 31, 2007. The Company intends to issue common stock and long-term debt to finance our operations. The capitalization ratios will vary depending upon the method we choose to finance our operations.

At December 31, capitalization ratios were:

	2008	2007

Common equity	58.1%	56.9%
Preferred stock	—	0.5%
Long-term debt	41.9%	42.6%

The return (from both regulated and non-regulated operations) on average common equity was 10.2% in 2008 compared to 8.1% in 2007.

Acquisitions

Although there were no significant acquisitions in the periods presented, the following acquisitions were completed in 2008, 2007 and 2006.

In 2008, the Company’s wholly-owned subsidiary HWS Utility Services, LLC, acquired contracts to operate and maintain water and wastewater systems in Hawaii. The purchase price of $1.3 million was paid with the issuance of the Company’s common stock. The purchase price is being amortized over the remaining life of the contracts.

On September 2, 2008, after receiving regulatory approval, the Company’s wholly-owned subsidiary, Hawaii Water Service Company, Inc. acquired all the outstanding stock of three related privately held companies (Waikoloa Resort Utilities, Inc.; Waikoloa Water Company, Inc.; Waikoloa Sewer Company, Inc.) on the Island of Hawaii with water and wastewater operations. The combined purchase price was $20.6 million. Assets acquired were $26.9 million, including cash of $6.3 million. Liabilities assumed were $10.2 million (net of $12.6 million which was paid at close of escrow). Goodwill of $3.9 million was recorded. The Company is in the process of finalizing the valuation of certain intangible assets as well as acquired tax operating loss carryforwards; therefore the purchase price is subject to further refinement upon completion of a valuation study. On December 19, 2008, after receiving regulatory approval, Hawaii Water acquired the water and wastewater assets of two other privately held company (Kukio Utility Company and WB Maninowali) for a cash price of $10.6 million which was the assigned value of the assets. No liabilities were assumed.

In 2007, after receiving regulatory approval, we acquired for cash a water system with allowed rate base of approximately $0.4 million. In addition, in Washington we acquired five water systems for $1.1 million in cash, which was the approximate value of rate base of the systems.

In August 2006, we acquired the assets of Independent Utility Company, for approximately $0.5 million in cash in exchange for the assets of the system, including three wells and 340 acre-feet of water rights. Located 15 miles east of Albuquerque, New Mexico, we merged the system and its 400 customers into New Mexico Water Service Company. No goodwill was recorded in the transaction.

Real Estate Program

We own real estate. From time to time, certain parcels are deemed no longer used or useful for water utility operations. Most surplus properties have a low cost basis. We developed a program to realize the value of certain surplus properties through sale or lease of those properties. The program will be ongoing for a period of several years. Property sales produced pretax gains of $-0- million, $2.5 million, and $0.4 million in 2008, 2007, and 2006, respectively. As sales are dependent on real estate market conditions, future sales, if any, may or may not be at prior year levels.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
California Water Service Group
San Jose, California

We have audited the accompanying consolidated balance sheet of California Water Service Group and subsidiaries (the “Company”) as of December 31, 2008, and the related consolidated statements of income, common stockholders’ equity and comprehensive income, and cash flows for the year ended December 31, 2008. We also have audited the Company’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statement referred to above present fairly, in all material respects, the financial position of California Water Service Group and subsidiaries as of December 31, 2008, and the respective results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/  Deloitte & Touche LLP

San Francisco, California
February 27, 2009

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
California Water Service Group:

We have audited the accompanying consolidated balance sheet of California Water Service Group and subsidiaries as of December 31, 2007, and the related consolidated statements of income, common stockholders’ equity and comprehensive income, and cash flows for each of the years in the two-year period ended December 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of California Water Service Group and subsidiaries as of December 31, 2007, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

/s/  KPMG LLP

Mountain View, California
February 28, 2008, except for the last paragraph of note 1,
which is as of February 27, 2009

Consolidated Balance Sheets

	December 31,
	2008	2007
	In thousands, except per share data

ASSETS
Utility plant:
Land	$19,058	$17,191
Depreciable plant and equipment	1,464,904	1,370,409
Construction work in progress	80,649	43,646
Intangible assets	18,468	15,801

Total utility plant	1,583,079	1,447,047
Less accumulated depreciation and amortization	(470,712)	(436,851)

Net utility plant	1,112,367	1,010,196

Current assets:
Cash and cash equivalents	13,869	6,734
Receivables, net of allowance for doubtful accounts of $1,210 and $641, respectively:
Customers	22,786	18,600
Other	12,071	8,617
Unbilled revenue	13,112	12,911
Materials and supplies at weighted average cost	5,070	4,744
Prepaid income taxes	4,968	—
Taxes, prepaid expenses, and other assets	7,922	8,369

Total current assets	79,798	59,975

Other assets:
Regulatory assets	198,293	90,908
Unamortized debt premium and expense	6,070	6,745
Goodwill	3,906	—
Other	17,673	16,675

Total other assets	225,942	114,328

	$1,418,107	$1,184,499

CAPITALIZATION AND LIABILITIES
Capitalization:
Common stock, $0.01 par value; 25,000 shares authorized, 20,723 and 20,666, outstanding in 2008 and 2007, respectively	$207	$207
Additional paid-in capital	213,922	211,885
Retained earnings	188,820	173,617

Total common stockholders’ equity	402,949	385,709
Preferred stock without mandatory redemption provision, $25 par value, 380 shares authorized, -0- and 139, outstanding in 2008 and 2007, respectively	—	3,475
Long-term debt, less current maturities	287,498	289,220

Total capitalization	690,447	678,404

Current liabilities:
Current maturities of long-term debt	2,818	2,701
Short-term borrowings	40,000	—
Accounts payable	41,772	36,694
Accrued other taxes	2,776	2,216
Accrued interest	3,295	3,073
Other accrued liabilities	32,535	24,969

Total current liabilities	123,196	69,653

Unamortized investment tax credits	2,392	2,467
Deferred income taxes	72,344	69,712
Regulatory liabilities	20,728	20,386
Pension and postretirement benefits other than pension	152,685	39,444
Advances for construction	176,163	168,024
Contributions in aid of construction	117,568	118,012
MTBE settlement	34,216	—
Other long-term liabilities	28,368	18,397
Commitments and contingencies	—	—

	$1,418,107	$1,184,499

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Income

	For The Years Ended December 31,
	2008	2007	2006
	In thousands, except per share data

Operating revenue	$410,312	$367,082	$334,717

Operating expenses:
Operations:
Purchased water	111,726	106,748	93,426
Purchased power	25,939	23,974	22,738
Pump taxes	8,899	8,161	8,094
Administrative and general	59,429	54,262	52,793
Other	51,196	46,310	42,923
Maintenance	18,969	18,336	15,591
Depreciation and amortization	37,339	33,563	30,652
Income taxes	24,507	17,887	15,297
Property and other taxes	14,839	13,671	12,897

Total operating expenses	352,843	322,912	294,411

Net operating income	57,469	44,170	40,306

Other income and expenses:
Non-regulated revenue	14,230	13,557	10,645
Non-regulated expense	(15,097)	(9,114)	(7,208)
Gain on sale of non-utility property	7	2,516	348
Income tax benefit (expense) on other income and expenses	376	(2,836)	(1,542)

Net other (expense) income	(484)	4,123	2,243

Interest expense:
Interest expense	20,591	19,719	19,669
Less: capitalized interest	(3,411)	(2,585)	(2,700)

Net interest expense	17,180	17,134	16,969

Net income	$39,805	$31,159	$25,580

Earnings per share:
Basic	$1.90	$1.50	$1.34
Diluted	$1.90	$1.50	$1.34
Weighted average number of common shares outstanding:
Basic	20,710	20,665	18,905
Diluted	20,734	20,689	18,925

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Common Stockholders’ Equity and Comprehensive Income

For the years ended December 31, 2008, 2007 and 2006

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Income (Loss)	Equity
	In thousands

Balance at December 31, 2005	18,390	$184	$131,991	$162,968	$(1,202)	$293,941

Net income		—	—	25,580	—	25,580
Reclassification of minimum pension liability to regulatory asset, net of tax effect of $802, in conjunction with the implementation of SFAS no. 158 (see Note 12)		—	—	—	1,202	1,202

Comprehensive income		—	—	25,580	1,202	26,782
Issuance of common stock, net of expenses of $3,680	2,267	23	79,522	—	—	79,545
Dividends paid:
Preferred stock		—	—	(153)	—	(153)
Common stock		—	—	(21,813)	—	(21,813)

Total dividends paid		—	—	(21,966)	—	(21,966)

Balance at December 31, 2006	20,657	207	211,513	166,582	—	378,302
Net income		—	—	31,159	—	31,159
Issuance of common stock	9	—	372	—	—	372
Dividends paid:
Preferred stock		—	—	(153)	—	(153)
Common stock		—	—	(23,971)	—	(23,971)

Total dividends paid		—	—	(24,124)	—	(24,124)

Balance at December 31, 2007	20,666	207	211,885	173,617	—	385,709
Net income		—	—	39,805	—	39,805
Issuance of common stock	57	—	2,037	—	—	2,037
Premium on retirement of preferred stock				(253)		(253)
Dividends paid:
Preferred stock		—	—	(115)	—	(115)
Common stock		—	—	(24,234)	—	(24,234)

Total dividends paid		—	—	(24,349)	—	(24,349)

Balance at December 31, 2008	20,723	$207	$213,922	$188,820	—	$402,949

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2008	2007	2006
	In thousands

Operating activities:
Net income	$39,805	$31,159	$25,580

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	39,485	33,563	30,652
Amortization of debt premium and expenses	673	673	665
Other changes in noncurrent assets and liabilities	10,659	(262)	3,218
Change in value of life insurance contracts	3,763	—	—
Gain on sale of non-utility property	(7)	(2,516)	(348)
Changes in operating assets and liabilities:
Receivables	(6,069)	(881)	(5,381)
Unbilled revenue	(201)	(1,570)	104
Taxes, prepaid expenses, and other assets	(4,421)	(5,781)	(437)
Accounts payable	2,610	2,857	(865)
Material and supplies	(322)	(228)	(322)
Other current liabilities	8,109	(4,282)	11,045
Other changes, net	1,646	(2,678)	(2,943)

Net adjustments	55,925	18,895	35,388

Net cash provided by operating activities	95,730	50,054	60,968

Investing activities:
Utility plant expenditures:
Company-funded	(99,212)	(75,996)	(88,382)
Developer advances and contributions in aid of construction	(8,592)	(13,467)	(16,064)
MTBE settlement received	34,217	—	—
Proceeds from sale of non-utility assets	7	2,495	353
Acquisitions	(24,924)	(1,479)	(509)
Purchase of life insurance	(1,373)	—	—

Net cash used in investing activities	(99,877)	(88,447)	(104,602)

Financing activities:
Short-term borrowings	56,000	—	—
Repayment of short-term borrowings	(16,000)	—	—
Issuance of common stock, net of expenses	—	372	79,545
Issuance of long-term debt, net of expenses	655	264	19,879
Advances and contributions in aid of construction	8,227	16,589	24,992
Refunds of advances for construction	(6,662)	(6,306)	(6,189)
Retirement of long-term debt	(2,871)	(1,980)	(1,848)
Redemption of preferred stock	(3,718)	—	—
Dividends paid	(24,349)	(24,124)	(21,966)

Net cash (used in) provided by financing activities	11,282	(15,185)	94,413

Change in cash and cash equivalents	7,135	(53,578)	50,779
Cash and cash equivalents at beginning of year	6,734	60,312	9,533

Cash and cash equivalents at end of year	$13,869	$6,734	$60,312

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest (net of amounts capitalized)	$16,284	$16,459	$16,146
Income taxes	22,586	30,220	5,471
Supplemental disclosure of non-cash activities:
Accrued payables for investments in utility plant	10,967	11,186	10,477
Purchase of intangible assets with Company common stock	1,300	—	—
Utility plant contributed by developers	10,222	11,880	9,968

See accompanying Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements
December 31, 2008, 2007, and 2006
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

Basis of Presentation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) and include the Company accounts and those of its wholly owned subsidiaries. All intercompany transactions have been eliminated from the consolidated financial statements. In the opinion of management, the consolidated financial statements reflect all adjustments that are necessary to provide a fair presentation of the results for the periods covered.

The preparation of the Company’s consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the consolidated balance sheet dates and the reported amounts of revenues and expenses for the periods presented. These include, but are not limited to, estimates and assumptions used in determining the Company’s regulatory asset and liability balances based upon probability assessments of regulatory recovery, revenues earned but not yet billed, asset retirement obligations, allowance for doubtful accounts, pension and other employee benefit plan liabilities, and income tax-related assets and liabilities. Actual results could differ from these estimates.

In connection with the preparation of its financial statements for the year ended December 31, 2008, the Company determined that it had not properly classified the non-cash component related to developer funded construction in its statements of cash flows for the years ended December 31, 2007 and 2006. As a result, investing cash flows and financing cash flows were overstated by $11.9 million and $10.0 million for the years ended December 31, 2007 and 2006, respectively. Management has concluded that these errors are immaterial to its consolidated financial statements. Pursuant to Staff Accounting Bulletin No. 108 (SAB 108), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” the consolidated statements of cash flows for the years ended December 31, 2007 and 2006 have been adjusted to reflect the correction of these errors.

2  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Under the WRAM, Cal Water records the adopted level of volumetric revenues as authorized by the CPUC for metered accounts (adopted volumetric revenues). In addition to volumetric-based revenues, the revenue requirements approved by the CPUC include service charges, flat rate charges, and other items that are not subject to the WRAM. The adopted volumetric revenue considers the seasonality of consumption of water based upon historical

Notes to Consolidated Financial Statements — (Continued)

averages. The variance between adopted volumetric revenues and actual billed volumetric revenues for metered accounts is recorded as a component of revenue with an offsetting entry to a current asset or liability regulatory balancing account (tracked individually for each Cal Water district). The variance amount may be positive or negative and represents amounts that will be billed or refunded to customers in the future.

Under the MCBA, Cal Water will track adopted expense levels for purchased water, purchased power and pump taxes, as established by the CPUC. Variances (which include the effects of changes in both rate and volume) between adopted and actual purchased water, purchased power, and pump tax expenses are recorded as a component of revenue, as the amount of such variances will be recovered from or refunded to the Company’s customers at a later date. This is reflected with an offsetting entry to a current asset or liability regulatory balancing account (tracked individually for each Cal Water district).

The balances in the WRAM and MCBA assets and liabilities accounts will fluctuate on a monthly basis depending upon the variance between adopted and actual results. The recovery or refund of the WRAM is netted against the MCBA over- or under-recovery for the corresponding district and is interest bearing at the current 90 day commercial paper rate. When the net amount for any district achieves a pre-determined level at the end of any calendar year (i.e., at least 2.5 percent over- or under-recovery of the approved revenue requirement), Cal Water will file with the CPUC to refund or collect the balance in the accounts. Account balances less than those levels may be refunded or collected in Cal Water’s general rate case proceedings or aggregated with future calendar year balances for comparison with the recovery level. As of December 31, 2008, the net aggregated asset is $4,629 and the aggregate liability is $2,585 and are included in other accounts receivable and accounts payable, respectively.

The Company provides an allowance for doubtful accounts receivable. The allowance is based upon specific identified, potentially troubled accounts plus an estimate of uncollectible accounts based upon historical percentages. The balance of customer receivables is net of the allowance for doubtful accounts at December 31, 2008 and 2007 of $1,210 and $641, respectively.

The activities in the allowance for doubtful accounts are as follows:

	2008	2007

Beginning Balance	$641	$260
Provision for uncollectible accounts	2,308	2,063
Net write off of uncollectible accounts	(1,739)	(1,682)

Ending Balance	$1,210	$641

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

Expense Balancing and Memorandum Accounts

Prior to the adoption of the MCBA, incremental cost balancing accounts (ICBA), and memorandum accounts were used to track suppliers’ rate changes for purchased water, purchased power, and pump taxes that were not included in customer water rates. The cost changes are referred to as “Offsetable Expenses” because under certain circumstances they are recoverable from customers (or refunded to customers) in future rates designed to offset the cost changes from the suppliers. The Company does not record the ICBA and memorandum accounts until the Commission authorizes a change in customer rates and the customer has been billed. As of December 31, 2008, the balance of the ICBA and memorandum accounts not yet recognized is $1.5 million.

Notes to Consolidated Financial Statements — (Continued)

Utility Plant

Utility plant is carried at original cost when first constructed or purchased, or at fair value. When depreciable plant is retired, the cost is eliminated from utility plant accounts and such costs are charged against accumulated depreciation. Maintenance of utility plant is charged to operating expenses as incurred. Maintenance projects are not accrued for in advance. Interest is capitalized on plant expenditures during the construction period and amounted to $3,411 in 2008, $2,585 in 2007, and $2,700 in 2006.

Intangible assets acquired as part of water systems purchased are recorded at fair value. All other intangibles have been recorded at cost and are amortized over their useful life. Included in intangible assets is $6,515 paid to the City of Hawthorne in 1996 to lease the city’s water system and associated water rights. The asset is being amortized on a straight-line basis over the 15-year life of the lease.

The following table represents depreciable plant and equipment as of December 31:

	2008	2007

Equipment	$317,735	$291,645
Transmission and distribution plant	1,054,329	994,713
Office buildings and other structures	92,840	84,051

Total	$1,464,904	$1,370,409

Depreciation of utility plant for financial statement purposes is computed on a straight-line basis over the assets’ estimated useful lives including cost of removal of certain assets as follows:

Useful Lives

Equipment	5 to 50 years
Transmission and distribution plant	40 to 65 years
Office Buildings and other structures	50 years

The provision for depreciation expressed as a percentage of the aggregate depreciable asset balances was 2.8% in 2008, 2.7% in 2007, and 2.6% in 2006. For income tax purposes, as applicable, the Company computes depreciation using the accelerated methods allowed by the respective taxing authorities. Plant additions since June 1996 are depreciated on a straight-line basis for tax purposes in accordance with tax regulations. The Company has a legal obligation to retire wells in accordance with Department of Public Health regulations. In addition, upon decommission of a wastewater plant or lift station certain wastewater infrastructure would need to be retired in accordance with Department of Public Health regulations. The Company has been generally allowed to collect retirement obligation costs from ratepayers through depreciation expense. As of December 31, 2008 and 2007 the retirement obligation is estimated to be $9,365 and $9,548, respectively.

Cash Equivalents

Cash equivalents include highly liquid investments with remaining maturities of three months or less at the time of acquisition. As of December 31, 2008 and 2007, cash equivalents included certificates of deposits and investments in money market funds in the amount of $25 and $1,775, respectively.

Restricted Cash

Restricted cash primarily represents proceeds collected through a surcharge on certain customers’ bills plus interest earned on the proceeds and is used to service California Safe Drinking Water Bond obligations. All restricted cash is classified in prepaid expenses. At December 31, 2008 and 2007, restricted cash was $1,248 and $1,197, respectively.

Notes to Consolidated Financial Statements — (Continued)

Regulatory Assets and Liabilities

The Company operates extensively in a regulated business, and as such is subject to the provisions of Statement of Financial Accounting Standards (SFAS) No. 71, “Accounting for the Effects of Certain Types of Regulations” (SFAS No. 71). In accordance with SFAS No. 71, the Company defers costs and credits on the balance sheet as regulatory assets and liabilities when it is probable that those costs and credits will be recognized in the ratemaking process in a period different from the period in which they would have been reflected in income by an unregulated company. In determining the probability of costs being recognized in other periods, the Company considers regulatory rules and decisions, past practices, and other facts or circumstances that would indicate if recovery is probable. These deferred regulatory assets and liabilities are then reflected in the income statement in the period in which the same amounts are reflected in the rates charged for service. In the event that a portion of the Company’s operations were no longer subject to the provisions of SFAS No. 71, the Company would be required to write off related regulatory assets and liabilities that are not specifically recoverable and determine if other assets might be impaired. If a commission determined that a portion of the Company’s assets were not recoverable in customer rates, the Company would be required to determine if the Company had suffered an asset impairment that would require a write-down in the assets’ valuation. There was no such asset impairment in 2008, 2007 or 2006. The income tax temporary differences relate primarily to the difference between book and federal income tax depreciation on utility plant that was placed in service before the regulatory Commissions adopted normalization for rate making purposes. Previously, the tax benefit of tax depreciation was passed on to customers (flow-through). For state income tax purposes, the Commission continues to use the flow-through method. As such timing differences reverse, the Company will be able to include the impact of such differences in customer rates. These federal tax differences will continue to reverse over the remaining book lives of the related assets.

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

Regulatory assets and liabilities are comprised of the following as of December 31:

	2008	2007

Regulatory Assets
Pension and Retiree Group Health	$138,677	$34,809
Income tax temporary differences	35,590	35,604
Asset retirement obligations, net	6,100	6,391
Other accrued benefits	17,926	14,104

Total Regulatory Assets	$198,293	$90,908

Regulatory Liabilities
Future tax benefits due ratepayers	$20,728	$20,386

Long-Lived Assets

The Company regularly reviews its long-lived assets for impairment, annually or when events or changes in business circumstances have occurred that indicate the carrying amount of such assets may not be fully realizable. Potential impairment of assets held for use is determined by comparing the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the asset. If assets are considered to be impaired, the

Notes to Consolidated Financial Statements — (Continued)

impairment to be recognized is measured as the amount by which the carrying value of the asset exceeds its fair value. There have been no asset impairments in 2008, 2007, or 2006.

Long-Term Debt Premium, Discount and Expense

The discount and issuance expense on long-term debt is amortized over the original lives of the related debt on a straight-line basis which approximates the effective interest method. Premiums paid on the early redemption of certain debt and the unamortized original issuance discount and expense are amortized over the life of new debt issued in conjunction with the early redemption. Amortization expense included in interest expense was $673, $673, and $665 for 2008, 2007, and 2006, respectively.

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

Advances for Construction

Advances for Construction consist of payments received from developers for installation of water production and distribution facilities to serve new developments. Advances are excluded from rate base for rate setting purposes. Annual refunds are made to developers without interest. Advances of $174,626, and $166,450 at December 31, 2008, and 2007, respectively, will be refunded primarily over a 40-year period in equal annual amounts. In addition, other Advances for Construction totaling $1,537 and $1,574 at December 31, 2008, and 2007, respectively, are refundable based upon customer connections. Estimated refunds of advances for each succeeding year (2009 through 2013) are approximately $6,123, $6,032, $5,995, $5,986, $5,980 and $146,047 thereafter.

Contributions in Aid of Construction

Contributions in Aid of Construction represent payments received from developers, primarily for fire protection purposes, which are not subject to refunds. Facilities funded by contributions are included in utility plant, but excluded from rate base. Depreciation related to assets acquired from contributions is charged to the Contributions in Aid of Construction account.

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

Notes to Consolidated Financial Statements — (Continued)

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

Workers’ Compensation, General Liability and Other Claims

For workers’ compensation, the Company estimates the discounted liability associated with claims submitted and claims not yet submitted based on historical data. For general liability claims and other claims, the Company estimates the cost incurred but not yet paid using historical information.

Collective Bargaining Agreements

As of December 31, 2008, the Company had 929 employees, including 595 non-supervisory employees who are represented by the Utility Workers Union of America, AFL-CIO, except certain engineering and laboratory employees who are represented by the International Federation of Professional and Technical Engineers, AFL-CIO. The union agreements expire at the end of 2009.

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

Common stock options outstanding to purchase common shares were 84,000, 90,500, and 90,500 at December 31, 2008, 2007, and 2006, respectively. Stock Appreciation Rights (SAR) covering 108,710, 61,640 and 37,969 shares of common stock were outstanding as of December 31, 2008, 2007, and 2006, respectively.

All options are dilutive and the SARs are antidilutive. The dilutive effect is shown in the table below.

	2008	2007	2006
	(In thousands, except per share data)

Net income, as reported	$39,805	$31,159	$25,580
Less preferred dividends and premium paid upon retirement of preferred stock	368	153	153

Net income available to common stockholders	$39,437	$31,006	$25,427

Weighted average common shares, basic	20,710	20,665	18,905
Dilutive common stock equivalents (treasury method)	24	24	20

Shares used for dilutive calculation	20,734	20,689	18,925

Earnings per share — basic	$1.90	$1.50	$1.34
Earnings per share — diluted	$1.90	$1.50	$1.34

Stock-based Compensation

In 2006, the Company adopted the provisions of the Financial Accounting Standards Board’s (FASB) Statement of Financial Accounting Standards No. 123 — revised 2004 (SFAS 123(R)), “Share-Based Payment” which replaced Statement of Financial Accounting Standards No. 123 (SFAS 123), “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25 (APB 25), “Accounting for Stock Issued to Employees.”

Notes to Consolidated Financial Statements — (Continued)

Under the fair value recognition provisions of SFAS 123(R), stock-based compensation cost is measured at the grant date based on the fair value of the award. The Company recognizes compensation as expense on a straight-line basis over the requisite service period, which is the vesting period. The Company elected the modified-prospective method of adoption of SFAS No. 123(R), under which prior periods were not revised for comparative purposes. Using this method, the valuation provisions of SFAS 123(R) apply to new grants and the unvested portion of prior grants on a prospective basis. All options that were granted prior to the adoption date were vested as of the adoption date such that no compensation expense is required.

Prior to the adoption of SFAS 123(R), the Company presented all tax benefits for deductions resulting from the exercise of stock options and disqualifying dispositions as operating cash flows on its consolidated statement of cash flows. SFAS 123(R) requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow, rather than as an operating cash flow. This requirement reduced net operating cash flows and increase net financing cash flows in periods after adoption. Total cash flow will remain unchanged from what would have been reported under prior accounting rules.

The adoption of SFAS 123(R) did not have a material impact on the Company’s consolidated financial position, results of operations and cash flows. See Note 13 for further information regarding the Company’s stock-based compensation assumptions and expenses.

Long-Term Incentive Plan

The Company had a stockholder-approved Long-Term Incentive Plan (which was replaced on April 27, 2005, by a stockholder-approved Equity Incentive Plan) that allowed granting of non-qualified stock options. The Company accounted for options issued under the Long-Term Incentive Plan using the intrinsic value method of accounting as prescribed by APB 25. All outstanding options issued under the Long-Term Incentive Plan have an exercise price equal to the market price on the date they were granted. All options granted under the Long-Term Incentive Plan are fully vested. No compensation expense was recorded in 2008, 2007 or 2006, related to stock options issued under the Long-Term Incentive Plan.

Recent Accounting Pronouncements Adopted

In September 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 157 “Fair Value Measurements.” The statement defines fair value, establishes a framework for measuring fair values in generally accepted accounting principles, and expands disclosures about fair value measurements. The statement is effective for years beginning after November 15, 2007. The Company adopted SFAS No. 157 on January 1, 2008 and it did not have a material impact on the Company’s financial position, results of operations, or cash flows.

In February 2007, the FASB issued SFAS No. 159, “the Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115.” The statement permits entities to choose to measure many financial instruments and certain other items at fair value. The statement is effective for years beginning after November 15, 2007. The Company adopted SFAS No. 159 on January 1, 2008, but did not elect to report any financial assets or liabilities at fair value. The adoption of this statement did not have a material impact to the Company’s financial position, results of operations or cash flows.

Accounting Pronouncements Issued But Not Yet Adopted

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations.” The statement applies prospectively to business combinations for which the acquisition date is on or after years beginning after December 15, 2008. SFAS 141(R) significantly changes current practices regarding business combinations. Among the more significant changes, SFAS 141(R) expands the definition of a business and a business combination; requires the acquirer to recognize the assets acquired, liabilities assumed and noncontrolling interests (including goodwill), measured at fair value at the acquisition date; requires acquisition-related expenses and restructuring costs to be recognized separately from the business combination and requires assets acquired and liabilities assumed from contractual and non-contractual contingencies to be recognized at their acquisition date fair

Notes to Consolidated Financial Statements — (Continued)

values with subsequent changes recognized in earnings. The adoption of this statement is not expected to have a material impact on the Company’s financial position, results of operations, or cash flows.

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

In December 2008, the FASB issued FSP FAS 132(R)-1,“Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP 132(R)-1”). FSP 132(R)-1 amends and expands the disclosure requirements of SFAS No. 132. An entity is required to provide qualitative disclosures about how investment allocation decisions are made, the inputs and valuation techniques used to measure the fair value of plan assets, and the concentration of risk within plan assets. Additionally, quantitative disclosures are required showing the fair value of each major category of plan assets, the levels in which each asset is classified within the fair value hierarchy, and a reconciliation for the period of plan assets which are measured using significant unobservable inputs. FSP 132(R)-1 is effective prospectively for fiscal years ending after December 15, 2009. The Company is currently evaluating the impact of FSP 132(R)-1.

3  OTHER INCOME AND EXPENSES

The Company conducts various non-regulated activities as reflected in the table below.

	2008		2007		2006
	Revenue	Expense	Revenue	Expense	Revenue	Expense

Operating and maintenance	$7,180	$7,327	$5,705	$5,247	$5,141	$4,476
Meter reading and billing	1,150	898	1,187	902	1,159	865
Leases	2,048	690	1,958	613	1,714	571
Design and construction	1,292	887	1,142	847	1,151	744
Interest income	423	—	1,435	—	758	—
Change in value of life insurance contracts	—	3,763	539	—	615	—
Non-regulated expenses and other	2,137	1,532	1,591	1,505	107	552

Total	$14,230	$15,097	$13,557	$9,114	$10,645	$7,208

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

Notes to Consolidated Financial Statements — (Continued)

4  ACQUISITIONS

In 2008, the Company’s wholly-owned subsidiary HWS Utility Services, LLC, acquired contracts to operate and maintain water and wastewater systems in Hawaii. The purchase price of $1.3 million was paid with the issuance of the Company’s common stock. The purchase price is being amortized over the remaining life of the contracts.

In 2008, after receiving regulatory approval, the Company’s wholly-owned subsidiary, Hawaii Water Service Company, Inc. acquired in two separate transactions, business on the Island of Hawaii which are accounted for under SFAS No. 141. The first acquisition was for all the outstanding stock of three related privately held companies (Waikoloa Resort Utilities, Inc.; Waikoloa Water Company, Inc.; Waikoloa Sewer Company, Inc.) with water and wastewater operations. The combined purchase price was $20,581. Assets acquired were $26,885, including cash of $6,268. Liabilities assumed were $10,209 (net of $12,608 which was paid at close of escrow). Goodwill of $3,906 was recorded. The Company is in the process of finalizing the valuation of certain intangible assets as well as acquired tax operating loss carryforwards; therefore the purchase price is subject to further refinement upon completion. The second acquisition was for the water and wastewater assets of two other companies, (Kukio Utility Company and WB Maninowali) was for a cash price of $10,610 for assets acquired. No liabilities were assumed.

In 2007, after receiving regulatory approval, the Company’s wholly owned subsidiary, Cal Water, acquired a water system with allowed rate base of approximately $425 for $388 in cash. In addition, the Company’s wholly-owned subsidiary, Washington Water, acquired five water systems for $1,091 in cash, which was the approximate value of rate base of the systems.

In 2006, after receiving regulatory approval, the Company’s wholly owned subsidiary, New Mexico Water, acquired a water system by purchasing the assets of the system for a purchase price of approximately $500 which was allowed as the rate base of the system

Condensed balance sheets and pro forma results of operations for these acquisitions have not been presented since the impact of the purchases was not material.

5  INTANGIBLE ASSETS

As of December 31, 2008 and 2007, intangible assets that will continue to be amortized and those not amortized were:

	Weighted	2008			2007
	Average	Gross		Net	Gross		Net
	Amortization	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Period	Value	Amortization	Value	Value	Amortization	Value

Amortized intangible assets:
Hawthorne lease	15	$6,515	$5,589	$926	$6,515	$5,140	$1,375
Water pumping rights	usage	1,084	23	1,061	1,084	14	1,070
Water planning studies	9	5,454	1,403	4,051	3,901	1,175	2,726
Leasehold improvements and other	20	2,484	1,391	1,093	1,390	693	697

Total	13	$15,537	$8,406	$7,131	$12,890	$7,022	$5,868

Unamortized intangible assets:
Perpetual water rights and other		$2,931	—	$2,931	$2,911	—	$2,911

For the years ended December 31, 2008, 2007, and 2006, amortization of intangible assets was $1,838, $866, and $853, respectively. Estimated future amortization expense related to intangible assets for the succeeding five years is approximately $1,260, $1,276, $628, $529, $483, and $2,955 thereafter.

Notes to Consolidated Financial Statements — (Continued)

6  PREFERRED STOCK

In 2008, the Company redeemed all 139,000 outstanding shares of its 4.4% Series C Preferred Stock, with a par value of $25 per share, at the pre-determined redemption price of $26.75 per share and all shares of the Series C Preferred Stock were cancelled. The resulting premium of $253 was charged to retained earnings and subtracted from net earnings available to common stockholders in the Company’s 2008 earnings per common share.

See Note 7 for a description of the Series D preferred Stock.

7  COMMON STOCKHOLDERS’ EQUITY

The Company is authorized to issue 25 million shares of $0.01 par value common stock. As of December 31, 2008 and 2007, 20,723,202 shares and 20,666,204 shares, respectively, of common stock were issued and outstanding.

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

8  SHORT-TERM BORROWINGS

At December 31, 2008, the Company maintained a bank revolving line of credit with Bank of America providing unsecured borrowings of up to $20 million at the prime lending rate less 1.5 percentage points. Cal Water maintained a separate bank revolving line of credit also with Bank of America for an additional $95 million with the same interest rate provision as the Company.

On September 24, 2008, the Cal Water line of credit was amended to allow borrowings up to $95 million (from the original line of $55 million) for the period between September 30, 2008 and March 31, 2009. The amendment also provided that at any time the borrowings under the revolving credit facility exceed $55 million the entire principal amount outstanding of the revolving facility will bear interest annually at the lender’s prime rate less 1.0 percentage points or alternatively at LIBOR plus 0.75 percentage points. If the borrowings do not exceed $55 million the original interest provisions will apply. The line of credit agreement expires on April 30, 2012.

As of December 31, 2008, the outstanding borrowings on the Cal Water and Company lines of credit were $28,000 and $12,000, respectively.

The following table represents borrowings under the bank lines of credit:

	2008	2007	2006

Maximum short-term borrowings	$44,000	$—	$30,250
Average amount outstanding	$25,748	$—	$7,237
Weighted average interest rate	3.24%	n/a	6.76%
Interest rate at December 31	1.75%	n/a	n/a

Notes to Consolidated Financial Statements — (Continued)

9  LONG-TERM DEBT

As of December 31, 2008 and 2007, long-term debt outstanding was:

		Interest		Maturity
	Series	Rate		Date	2008	2007

First Mortgage Bonds:	J	8.86%		2023	$3,000	$3,200
	K	6.94%		2012	2,900	3,600
	CC	9.86%		2020	17,800	17,900

Total First Mortgage Bonds					23,700	24,700

Unsecured Senior Notes:	A	7.28%		2025	20,000	20,000
	B	6.77%		2028	20,000	20,000
	C	8.15%		2030	20,000	20,000
	D	7.13%		2031	20,000	20,000
	E	7.11%		2032	20,000	20,000
	F	5.90%		2017	20,000	20,000
	G	5.29%		2022	20,000	20,000
	H	5.29%		2022	20,000	20,000
	I	5.54%		2023	10,000	10,000
	J	5.44%		2018	9,091	10,000
	K	4.58%		2010	10,000	10,000
	L	5.48%		2018	10,000	10,000
	M	5.52%		2013	20,000	20,000
	N	5.55%		2013	20,000	20,000
	O	6.02%		2031	20,000	20,000

Total Unsecured Senior Notes					259,091	260,000

California Department of Water Resources loans		2.6	% to 8.0%	2009-32	2,595	2,229
Other long-term debt					4,930	4,992

Total long-term debt					290,316	291,921
Less current maturities					2,818	2,701

Long-term debt excluding current maturities					$287,498	$289,220

The first mortgage bonds and unsecured senior notes are obligations of Cal Water and contain certain restrictive covenants. The Company believes that it is in material compliance with such covenants as of December 31, 2008. All bonds are held by institutional investors and secured by substantially all of Cal Water’s utility plant. The unsecured senior notes are held by institutional investors and require interest-only payments until maturity, except series J which has an annual sinking fund payment amount of $909 annually, and series G and H which have an annual sinking fund requirement of $1,818 starting in 2012, and Series I which has an annual sinking fund requirement of $909 starting in 2013. The terms of the unsecured notes require Cal Water to grant a first mortgage security interest upon the issuance of additional first mortgage debt. The California Department of Water Resources (DWR) loans were financed under the California Safe Drinking Water Bond Act. Repayment of principal and interest on the DWR loans is through a surcharge on customer bills. Other long-term debt includes other equipment and system acquisition financing arrangements with financial institutions. Aggregate maturities and sinking fund requirements for each of the succeeding five years (2009 through 2013) are $2,818, $12,763, $2,645, $6,298, and $46,359, and $219,433, thereafter.

Notes to Consolidated Financial Statements — (Continued)

10  OTHER ACCRUED LIABILITIES

As of December 31, 2008 and 2007, other accrued liabilities were:

	2008	2007

Accrued and deferred compensation	$11,429	$10,844
Accrued benefit and workers’ compensation claims	8,118	5,774
Other	12,988	8,351

	$32,535	$24,969

11  INCOME TAXES

Income tax expense consists of the following:

	Federal	State	Total

2008
Current	$15,233	$4,679	$19,912
Deferred	4,486	(267)	4,219

Total	$19,719	$4,412	$24,131

2007
Current	$16,028	$4,662	$20,690
Deferred	522	(489)	33

Total	$16,550	$4,173	$20,723

2006
Current	$10,523	$3,107	$13,630
Deferred	3,489	(280)	3,209

Total	$14,012	$2,827	$16,839

Income tax expense computed by applying the current federal 35% tax rate to pretax book income differs from the amount shown in the Consolidated Statements of Income. The difference is reconciled in the table below:

	2008	2007	2006

Computed “expected” tax expense	$22,378	$18,159	$14,847
Increase (reduction) in taxes due to:
State income taxes net of federal tax benefit	3,674	2,981	2,437
Investment tax credits	(32)	(32)	(32)
Other	(1,889)	(385)	(413)

Total income tax	$24,131	$20,723	$16,839

Included in Other in the above table is the recognition of the flow-through accounting for Federal depreciation expense on assets acquired prior to 1982 and retirement costs of such assets. For assets acquired prior to 1982, the benefit of excess tax depreciation was previously passed through to the ratepayers. The tax benefit is now reversing and a higher tax expense is being recognized and is included in customer rates. Offsetting the flow-through depreciation in 2008 and 2007 was the impact of cost to remove pre-1982 assets. Also included is the federal income tax deduction from qualified U.S. production activities, which is being phased in from 2006 through 2011. Qualified production activities include production of potable water, but exclude the transmission and distribution of the potable water. The impact of the deduction is being reported in the year in which the deduction is claimed on the

Notes to Consolidated Financial Statements — (Continued)

Company’s tax return. The impact was to lower the income tax provision by $1,276, $490, and $260 in 2008, 2007, and 2006, respectively.

The components of deferred income tax expense were:

	2008	2007	2006

Depreciation	$4,726	$2,121	$3,386
Developer advances and contributions	(521)	(504)	(875)
Prepaid expenses	1,361	378	434
Accrued expenses	(800)	(1,362)	(716)
Investment tax credits	(106)	(106)	(106)
Other	(441)	(494)	1,086

Total deferred income tax expense	$4,219	$33	$3,209

We adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (FIN 48) on January 1, 2007. As of December 31, 2008 and 2007, we had no material unrecognized tax benefits and no adjustments to liabilities or operations were required.

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

The tax effects of differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2008 and 2007 are presented in the following table:

	2008	2007

Deferred tax assets:
Developer deposits for extension agreements and contributions in aid of construction	$47,055	$47,588
Federal benefit of state tax deductions	8,925	8,367
Book plant cost reduction for future deferred ITC amortization	1,413	1,457
Insurance loss provisions	2,431	2,434
Pension plan, net	2,043	2,367

Total deferred tax assets	61,867	62,213

Deferred tax liabilities:
Utility plant, principally due to depreciation differences	131,652	127,187
Prepaid expense	4,123	2,762
Premium on early retirement of bonds	1,745	1,961
Other	814	15

Total deferred tax liabilities	138,334	131,925

Net deferred tax liabilities	$76,467	$69,712

A valuation allowance was not required at December 31, 2008 and 2007. Based on historical taxable income and future taxable income projections over the period in which the deferred assets are deductible, management believes it is more likely than not that the Company will realize the benefits of the deductible differences.

Notes to Consolidated Financial Statements — (Continued)

12  EMPLOYEE BENEFIT PLANS

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an Amendment of FASB Statements No. 87, 88, 106, and 132(R)” (SFAS No. 158). The statement requires an employer to recognize in its statement of financial position an asset for a plan’s over-funded status or a liability for a plan’s under-funded status. The measurement date of the plans’ assets and obligations that determine the funded status is as of the end of the employer’s fiscal year effective in 2006.

Savings Plan

The Company sponsors a 401(k) qualified, defined contribution savings plan that allows participants to contribute up to 20% of pre-tax compensation. The Company matches fifty cents for each dollar contributed by the employee up to a maximum Company match of 4.0%. Company contributions were $1,786, $1,733, and $1,628, for the years 2008, 2007, and 2006, respectively.

Pension Plans

The Company provides a qualified, defined-benefit, non-contributory pension plan for substantially all employees. The accumulated benefit obligations of the pension plan are $130,206 and $73,845 as of December 31, 2008 and 2007, respectively. The fair value of pension plan assets was $66,941 and $85,303 as of December 31, 2008 and 2007, respectively.

Plan assets in the defined-benefit pension plan as of December 31, 2008 and 2007 were as follows:

Asset Category	2008	2007

Cash equivalents	19.0%	10.9%
Bond Funds	36.8%	28.9%
Domestic Equity Funds	37.2%	49.5%
Foreign Equity Funds	7.0%	10.7%

The investment objective of the fund is to maximize the return on assets, commensurate with the risk the Company Trustees deem appropriate to meet the obligations of the Plan, and minimize the volatility of the pension expense. The target allocation of plan assets is to have 55% to 65% invested in equity funds and the balance to be invested in bond funds or cash equivalents. The Trustees periodically measure fund performance against specific indexes in an effort to generate a rate of return for the total portfolio that equals or exceeds the actuarial investment rate assumptions.

Pension payment obligations are generally funded by the purchase of an annuity from a life insurance company. If monthly benefits are paid to future retirees, rather than with a purchase of an annuity, payments are expected to be made in each year from 2009 to 2013 are $1,822, $2,535, $3,397, $4,431, and $5,914, respectively. The aggregate benefits expected to be paid in the five years 2014 through 2018 would be $50,321. If annuities are purchased for the retirees rather than making monthly payments, the payments for the same period would be approximately, $8,559, $8,994, $12,586, $14,633, and $16,082. The aggregate payments to be paid for annuities in the five years 2014 through 2018 would be approximately $111,014. The expected benefit payments are based upon the same assumptions used to measure the Company’s benefit obligation at December 31, 2008, and include estimated future employee service.

The Company also maintains an unfunded, non-qualified, supplemental executive retirement plan. The unfunded supplemental executive retirement plan accumulated benefit obligations were $15,043 and $10,340 as of December 31, 2008 and 2007, respectively. Benefit payments under the supplemental executive retirement plan are paid currently and are included in the preceding paragraph.

The costs of the pension and retirement plans are charged to expense and utility plant. The Company makes annual contributions to fund the amounts accrued for pension cost.

Notes to Consolidated Financial Statements — (Continued)

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

The Company records the costs of postretirement benefits other than pension during the employees’ years of active service. Postretirement benefit expense recorded in 2008, 2007, and 2006, was $3,246, $2,521, and $2,369, respectively. The Company has recorded a regulatory asset in prior years for the difference between the Company-funded amount and the net periodic benefit cost. Prior to the adoption of SFAS No. 158, the remaining net periodic benefit cost was $9,790 and is being recovered through future customer rates and is recorded as a regulatory asset. The expected benefit payments, net of retiree premiums and Medicare part D subsidies, for the next five years are $929, $1,068, $1,196, $1,311, and $1,467, respectively.

The following table reconciles the funded status of the plans with the accrued pension liability and the net postretirement benefit liability as of December 31, 2008 and 2007:

	Pension Benefits		Other Benefits
	2008	2007	2008	2007

Change in projected benefit obligation:
Beginning of year	$105,884	$109,077	$27,492	$21,659
Service cost	6,423	5,291	1,430	1,154
Interest cost	8,991	6,522	1,716	1,317
Assumption change	20,239	(7,415)	6,651	2,997
Amendment	51,173	—	—	627
Experience (gain) loss	6,135	(1,538)	(300)	443
Benefits paid, net of retiree premiums	(5,967)	(6,053)	(781)	(705)

End of year	$192,878	$105,884	$36,208	$27,492

Change in plan assets:
Fair value of plan assets at beginning of year	$85,303	$78,393	$8,287	$5,547
Actual return on plan assets	(17,856)	6,021	(1,206)	403
Employer contributions	5,461	6,942	—	3,042
Retiree contributions	—	—	924	863
Benefits paid	(5,967)	(6,053)	(1,705)	(1,568)

Fair value of plan assets at end of year	$66,941	$85,303	$6,300	$8,287

Funded status	$(125,937)	$(20,581)	$(29,908)	$(19,205)
Unrecognized actuarial (gain) or loss	51,771	2,042	14,798	6,949
Unrecognized prior service cost	60,807	13,637	885	1,001
Unrecognized transition obligation	—	—	1,113	1,389

Net amount recognized	$(13,359)	$(4,902)	$(13,112)	$(9,866)

Prior to 2006, the unfunded status for the pension plans and other postretirement plans was disclosed primarily in the footnotes to the financial statements. As of December 31, 2006, SFAS No. 158 requires the full recognition of the projected benefit obligation over the fair value of plan assets, reflecting the difference on the balance sheet. Therefore, previously disclosed but unrecognized amounts of gains and losses, unrecognized prior service costs and

Notes to Consolidated Financial Statements — (Continued)

credits, net transition assets or obligations and related taxes have been charged to regulatory assets as a cumulative adjustment upon adoption of SFAS No. 158.

Amounts recognized on the balance sheet, after consideration of the impact of SFAS 158, consist of:

	Pension Benefits		Other Benefits
	2008	2007	2008	2007

Prepaid (Accrued) benefit costs	$—	$—	$(13,112)	$(9,866)
Accrued benefit liability	(125,937)	(20,581)	(16,796)	(9,339)
Regulatory asset	112,578	15,679	16,796	9,339

Net amount recognized	$(13,359)	$(4,902)	$(13,112)	$(9,866)

Below are the actuarial assumptions used in determining the benefit obligation for the benefit plans:

	Pension Benefits		Other Benefits
	2008	2007	2008	2007

Weighted average assumptions as of December 31:
Discount rate	6.40%	6.30%	5.80%	6.40%
Long-term rate of return on plan assets	8.00%	8.00%	7.00%	7.00%
Rate of compensation increases	5.00%	3.75%	—	—

The long-term rate of return assumption is the expected rate of return on a balanced portfolio invested roughly 60% in equities and 40% in fixed income securities. The average return for the pension plan for the last five and ten years was 2.5% and 4.4%, respectively. The expected average return over the next 30 years is expected to be 8.0%. The discount rate was derived from the Citigroup Pension Discount Curve using the expected payouts for the plan.

Net periodic benefit costs for the pension and other postretirement plans for the years ended December 31, 2008, 2007, and 2006 included the following components:

	Pension Plan			Other Benefits
	2008	2007	2006	2008	2007	2006

Service cost	$6,423	$5,291	$5,347	$1,430	$1,154	$1,153
Interest cost	8,991	6,522	6,055	1,716	1,317	1,144
Expected return on plan assets	(6,012)	(5,704)	(5,797)	(574)	(469)	(408)
Net amortization and deferral	4,516	2,883	2,674	674	519	480

Net periodic benefit cost	$13,918	$8,992	$8,279	$3,246	$2,521	$2,369

Below are the actuarial assumptions used in determining the net periodic benefit costs for the benefit plans, which uses the end of the prior year as the measurement date:

	Pension Benefits		Other Benefits
	2008	2007	2008	2007

Weighted average assumptions as of December 31:
Discount rate	6.30%	5.90%	6.40%	5.90%
Long-term rate of return on plan assets	8.00%	8.00%	7.00%	8.00%
Rate of compensation increases	3.75%	3.75%	—	—

Notes to Consolidated Financial Statements — (Continued)

For 2008 measurement purposes, the Company assumed a 9.5% annual rate of increase in the per capita cost of covered benefits with the rate decreasing 1.0% per year for the next three years, then gradually grading down to 5.1% over the next 48 years. The health care cost trend rate assumption has a significant effect on the amounts reported. A one-percentage point change in assumed health care cost trends is estimated to have the following effect:

	1-Percentage	1-Percentage Point
	Point Increase	Decrease

Effect on total service and interest costs	$631	$(491)
Effect on accumulated postretirement benefit obligation	$6,919	$(5,446)

The Company intends to make annual contributions to the plans up to the amount deductible for tax purposes. The Company estimates in 2009 that the annual contribution to the pension plans will be $26.9 million and the annual contribution to the other postretirement plan will be $9.5 million.

13  STOCK-BASED COMPENSATION PLANS

The Company has two stockholder-approved stock-based compensation plans.

Long-term Incentive Plan

Under the Long-Term Incentive Plan that allowed granting of nonqualified stock options, some of which are currently outstanding, there will be no future grants made. Options were granted at an exercise price that was not less than the per share common stock market price on the date of grant. The options vest at a 25% rate on their anniversary date over their first four years and are exercisable over a ten-year period. At December 31, 2008, 84,000 options are fully vested and exercisable at a weighted average price of $24.90. The intrinsic value of the vested shares at December 31, 2008 was $1,763 and the weighted average fair value at date of grant was $4.67 per share. No options were granted in 2008, 2007, or 2006.

The following table summarizes the activity of the Long-Term Incentive Plan:

		Weighted	Weighted
		Average	Average
		Exercise	Remaining	Options
	Shares	Price	Contractual Life	Exercisable

Outstanding at December 31, 2005	98,000	$24.95	5.4	86,500
Exercised	(7,500)	25.15	—	—

Outstanding at December 31, 2006	90,500	24.94	4.3	90,500
Exercised	—	—	—	—

Outstanding at December 31, 2007	90,500	24.94	3.3	90,500
Exercised	(6,500)	25.39	—	—

Outstanding at December 31, 2008	84,000	24.90	2.1	84,000

Equity Incentive Plan

The Equity Incentive Plan, which was approved by shareholders in April 2005, is authorized to issue up to 1,000,000 shares of common stock. In 2008 and 2007, the Company granted Restricted Stock Awards (RSAs) of 16,630 and 10,170 shares, respectively, of common stock both to employees and to directors of the Company. Employee awards vest ratably over 48 months, while independent director awards vest at the end of 12 months. The shares were valued at the weighted average price of $37.60 and $38.30 per share, respectively based upon the fair market value of the Company’s common stock on the date of grant. In 2008, Stock Appreciation Rights (SARs) equivalent to 47,070 shares were granted to employees, which vest ratably over 48 months and expire at the end of 10 years. The grant-date fair value for SARs was determined by using the Black Scholes model, which arrived at a

Notes to Consolidated Financial Statements — (Continued)

fair value of $6.03 per share. Upon exercise of a SAR, the appreciation is payable in common shares of the Company.

The assumptions utilized to determine the grant date fair value of the SARs were:

	2008	2007

Expected dividend yield	3.11%	2.99%
Expected volatility	21.96%	32.30%
Risk-free interest rate	2.63%	4.48%
Expected holding period in years	6.0	5.2

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

The table below reflects SARs granted under the Equity Incentive Plan.

		Weighted	Weighted		Weighted
		Average	Average		Average
		Exercise	Remaining	SAR	Fair
	Shares	Price	Contractual Life	Exercisable	Value

Stock Appreciation Rights
Outstanding at December 31, 2006	37,969	$38.77	9.02	8,847	$7.73
Granted	24,140	38.30	—	—	10.41
Cancelled	(469)	38.51	—	—	7.73

Outstanding at December 31, 2007	61,640	$38.59	8.49	22,070	$8.77
Granted	47,070	37.60	—	—	6.03

Outstanding at December 31, 2008	108,710	$38.16	8.22	46,304	$7.58

The Company has recorded compensation expense for the RSAs and SARs of $545 and $372 in 2008 and 2007, respectively. The unrecognized future compensation expense for the RSAs and SARs at December 31, 2008 is $1,001.

14  FAIR VALUE OF FINANCIAL INSTRUMENTS

For those financial instruments for which it is practicable to estimate a fair value, the following methods and assumptions were used. For cash equivalents, accounts receivable and accounts payable, the carrying amount approximates the fair value because of the short-term maturity of the instruments. The fair value of the Company’s long-term debt is estimated at $290 million and $358 million as of December 31, 2008 and 2007, respectively, using a discounted cash flow analysis, based on the current rates available to the Company for debt of similar maturities and credit risk. The book value of the long-term debt is $287 million and $289 million as of December 31, 2008 and 2007, respectively. The fair value of advances for construction contracts is estimated at $66 million as of December 31, 2008, and $64 million as of December 31, 2007, based on data of recent market transactions.

Notes to Consolidated Financial Statements — (Continued)

15  COMMITMENTS AND CONTINGENCIES

Commitments

The Company leases office facilities and two water systems from cities, and has long-term commitments to purchase water from water wholesalers. The commitments are noted in the table below.

	Office	System	Water
	Leases	Leases	Contracts

2009	$639	$961	$18,743
2010	443	961	18,775
2011	135	864	18,782
2012	120	845	18,778
2013	52	845	18,786
Thereafter	942	3,873	401,848

The Company leases office facilities in many of its operating districts. The total paid and charged to operations for such leases was $808 in 2008, $677 in 2007, and $666 in 2006.

The Company leases the City of Hawthorne water system, which in addition to the upfront lease payment, includes an annual payment. The 15-year lease expires in 2011. There were annual payments of $116 in 2008, 2007, and 2006. In July 2003, the Company negotiated a 15-year lease of the City of Commerce water system. The lease includes an annual lease payment of $845 per year plus a cost savings sharing arrangement.

The Company has a long-term contract with the Santa Clara Water District that requires the Company to purchase minimum annual water quantities. Purchases are priced at the districts then-current wholesale water rate. The Company operates to purchase sufficient water to equal or exceed the minimum quantities under the contract. The total paid under the contract was $6,739 in 2008, $6,193 in 2007, and $5,361 in 2006.

The Company also has a water supply contract with Stockton East Water District (SEWD) that requires a fixed, annual payment and does not vary during the year with the quantity of water delivered by the district. Because of the fixed price arrangement, the Company operates to receive as much water as possible from SEWD in order to minimize the cost of operating Company-owned wells used to supplement SEWD deliveries. The total paid under the contract was $5,743 in 2008, $5,509 in 2007, and $4,420 in 2006. Pricing under the contract varies annually.

Estimated annual contractual obligations in the table above are based on the same payment levels as 2007, due to an expected decrease in the future payments from the 2008 level. Future increased costs by SEWD are expected to be offset by a decline in the allocation of costs to the Company, as other customers of SEWD are expected to receive a larger allocation based upon growth of their service areas.

On September 21, 2005, the Company entered into an agreement with Kern County Water Agency (Agency) to obtain treated water for the Company’s operations. The term of the agreement is to January 1, 2035, or until the repayment of the Agency’s bonds (described hereafter) occurs. Under the terms of the agreement, the Company is obligated to purchase approximately 11,500 acre feet of treated water in 2009 and an incrementally higher volume of water for each subsequent year until 2017, when the Company is obligated to purchase 20,500 acre feet of treated water per year. The Company is obligated to pay the Capital Facilities Charge and the Treated Water Charge regardless of whether it can use the water in its operation, and is obligated for these charges even if the Agency cannot produce an adequate amount to supply the 20,500 acre feet in the year. (This agreement supersedes a prior agreement with Kern County Water Agency for the supply of 11,500 acre feet of water per year). Total annual cost in 2008 was $4,369, $2,871 in 2007, and $3,301 in 2006.

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

Notes to Consolidated Financial Statements — (Continued)

water, and payment of interest and principal on the bonds being issued by the Agency to finance the transaction is required as a condition to the obligation of the Agency to proceed with expansion of the Agency’s facilities. If any of the other parties does not use its allocation, that party is obligated to pay its contracted amount.

The Agency has issued bonds to fund the project and uses the payments of the Capital Facilities Charges by the Company and the other contracted parties to meet the Agency’s obligations to pay interest and repay principal on the bonds. If any of the parties were to default on making payments of the Capital Facilities Charge, then the other parties are obligated to pay for the defaulting party’s share on a pro-rata basis. If there is a payment default by a party and the remaining parties have to make payments, they are also entitled to a pro-rata share of the defaulting party’s water allocation.

The Company expects to use all its entitled water in its operations every year. In addition, if the Company were to pay for and receive additional amounts of water due to a default of another participating party; the Company believes it could use this additional water in its operations without incurring substantial incremental cost increases. If additional treated water is available, all parties have an option to purchase this additional treated water, subject to the Agency’s right to allocate the water among the parties.

The total obligation of all parties, excluding the Company, is approximately $82.4 million to the Agency. Based on the credit worthiness of the other participants, which are government entities, it is believed to be highly unlikely that the Company would be required to assume any other parties’ obligations under the contract due to their default. In the event of default by a party, the Company would receive entitlement to the additional water for assuming any obligation.

Once the project is complete, the Company is obligated to pay a Capital Facilities Charge and a Treated Water Charge that together total $6,400 annually, which equates to $0.3 per acre foot. Annual payments of $3,600 for the Capital Facilities Charge began when the Agency issued bonds to fund the project. Some of the Treated Water Charge of $2,800 began July 1, 2007, when a portion of the planned capacity became available. Once the entire expansion project is completed the full annual payments will be $6,400 which will continue through the term of the agreement. As treated water is being delivered, the Company is also obligated for its portion of the operating costs; that portion is currently estimated to be $0.02 per acre foot. The actual amount will vary due to variations from reimbursable operating cost estimates, inflation, and other changes in the cost structure. The Company’s overall estimated cost of $0.3 per acre foot is less than the estimated cost of procuring untreated water (assuming water rights could be obtained) and then providing treatment.

Contingencies

Chico Groundwater/Wausau Insurance Matter

In 1995, the State of California’s Department of Toxic Substances Control (DTSC) named us as a potential responsible party for cleanup of toxic contamination plumes, which contain perchloroethylene, also know as tetrachloroethylene (PCE) in the Chico groundwater. In December 2002, we were named along with other defendants in two lawsuits filed by DTSC for the cleanup of the plumes. In 2007, we entered into Court approved consent decrees (Consent Decrees). The Consent Decrees conditioned our performance upon many factors, including, but not limited to, water pumped and treated by us must meet regulatory standards so we may distribute to its customers. Pursuant to the terms of the Consent Decrees, we will incur capital costs of $1.5 million and future operating costs with a present value of approximately $2.6 million. In our 2007 general rate case (GRC) settlement negotiations, the Division of Ratepayer Advocates have tentatively agreed to track all costs associated with the Consent Decrees, including legal costs to pursue insurance coverage, for potential future recovery in rates.

In connection with these suits, our insurance carrier, Employers Insurance of Wausau (Wausau) filed a separate lawsuit against us for reimbursement of past defense costs which approximate $1.5 million and a declaratory determination of coverage. On January 23, 2008, the Court heard various parties’ motions and on September 25, 2008 issued its rulings that Wausau had a duty to defend; therefore, the Company will not have to reimburse Wausau for previously incurred defense costs. The Court did not find Wausau’s actions were intended to harm the Company,

Notes to Consolidated Financial Statements — (Continued)

so punitive damages will not be recoverable by the Company. However, the Court also found that the issue of policy coverage will be determined at trial. A trial date has been set for May 26, 2009. Based on the Court’s rulings, the Company has not recorded any liability associated with reimbursement of costs to defend and expensing the related costs as incurred. We continue to believe that the claims are covered under the insurance policies. However, if our claim is ultimately found to be excludable under the insurance policies, the Company believes that recovery of costs associated with the Consent Decrees are probable from either its equitable indemnity lawsuit against manufacturers and distributors of perchloroethylene, also know as tetrachloroethylene, (PCE) in California; or through rate increases in the future. Therefore, no accrual or contingency has been recorded for this matter.

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

The Company is involved in a lawsuit against major oil refineries regarding the contamination of the ground water as a result of the gas additive MTBE. The Company entered into a partial settlement with the defendants in April of 2008 that represent approximately 70% of the responsible parties (as determined by the Superior Court). The Company is aggressively pursuing legal action against the remaining responsible parties.

On October 22, 2008, the Company received $34.2 million in cash representing the pro-rata portion of the partial settlement in the MTBE litigation, after deduction of attorneys’ fee and litigation expenses. The Company is in the process of determining with the Commission the appropriate regulatory treatment of the proceeds. It is anticipated that the proceeds will be used by the Company on infrastructure improvements. The Company is in the process of filing with the Internal Revenue Service a request for a private letter ruling regarding the taxability of the proceeds.

As of December 31, 2008, the Company believes the proceeds are non-taxable based upon its intent to reinvest them in qualifying assets. In 2009, when an agreement is reached with the Commission regarding the regulatory treatment, or when the taxability is determined based upon proceedings with the Internal Revenue Service, the Company will adjust the accounting of the settlement accordingly. The amount is presently reported as a long-term liability.

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

Other Legal Matters

In the past few years, the Company has been named as a co-defendant in several asbestos related lawsuits. The company has been dismissed without prejudice in two of these cases. In Case No. BC360406, reported in our prior year annual report, the Court has approved a confidential settlement between the Company, the plaintiff and his heirs. The settlement was paid for by our contractor’s and our insurance policy carriers. There was no effect on our financial statements. On February 6, 2009, plaintiffs filed in Alameda County William and Barbara Church vs. Asbestos Corporation, LTD et al., Case No. RG09434913, against the Company and numerous other defendants.

Notes to Consolidated Financial Statements — (Continued)

Plaintiffs’ complaint alleges personal injury from his exposure to asbestos. The complaint states negligence, false representations, strict liability, premise/owner liability and loss of consortium causes of actions. The Complaint does not state any amount of damages. The Company does not believe that the plaintiffs’ have any valid causes of actions against the Company. The Company will vigorously defend itself in this matter. Accordingly, the Company has not recorded an accrual for this matter.

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

16  QUARTERLY FINANCIAL DATA (UNAUDITED)

The Company’s common stock is traded on the New York Stock Exchange under the symbol “CWT.”

2008	First	Second	Third	Fourth

Operating revenue	$72,921	$105,581	$131,702	$100,108
Net operating income	4,831	14,482	26,762	11,394
Net income	185	10,116	22,186	7,318
Diluted earnings per share	0.01	0.48	1.06	0.35
Common stock market price range:
High	40.68	41.04	40.22	46.43
Low	33.58	31.69	31.16	29.73
Dividends paid per common share	0.2925	0.2925	0.2925	0.2925

2007	First	Second	Third	Fourth

Operating revenue	$71,570	$95,782	$113,851	$85,879
Net operating income	5,242	11,389	17,535	10,004
Net income	1,581	7,727	13,809	8,042
Diluted earnings per share	0.07	0.37	0.67	0.39
Common stock market price range:
High	44.54	40.85	43.96	44.39
Low	36.75	34.46	35.39	35.85
Dividends paid per common share	0.2900	0.2900	0.2900	0.2900

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A.	Controls and Procedures

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2008. Based on that evaluation, we concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

There was no change in our internal control over financial reporting during the quarter ended December 31, 2008, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended). Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control-Integrated Framework.” Management has concluded that, as of December 31, 2008, our internal control over financial reporting is effective based on these criteria. Our independent registered public accounting firm, Deloitte & Touche LLP, has audited the effectiveness of our internal control over financial reporting as of December 31, 2008, as stated in their report, which is included herein.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors and Executive Officers and Corporate Governance.

The information required by this Item as to directors of the Company and the Company’s Audit Committee is contained in the sections captioned “Board Structure” and “Proposal No. 1 — Election of Directors” of the 2009 Proxy Statement, and is incorporated herein by reference.

Information required by this Item regarding executive officers is included in a separate section captioned “Executive Officers of the Registrant” contained in Part I of this report.

Information required by this Item as to our Code of Ethics is contained in the section captioned “Other Matters — Code of Ethics” of the 2009 Proxy Statement, and is incorporated herein by reference.

Information required to be disclosed by this Item as to compliance with Section 16(a) filing requirements is contained in the section captioned “Stock Ownership of Management and Certain Beneficial Owners” of the 2009 Proxy Statement, and is incorporated herein by reference.

Item 11.	Executive Compensation.

The information required by this Item is contained under the captions “Compensation Discussion and Analysis,” “Report of the Organization and Compensation Committee of the Board of Directors on Executive Compensation,” and “Organization and Compensation Committee Interlocks and Insider Participation” of the 2009 Proxy Statement and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item regarding security ownership of certain beneficial owners and management is contained in the section captioned “Stock Ownership of Management and Certain Beneficial Owners” of the 2009 Proxy Statement and is incorporated herein by reference.

Information required by this Item regarding our equity compensation plans is included in a separate section captioned “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” contained in Part I of this report.

The following table represents securities authorized to be issued under our equity compensation plans:

Number of
Securities
	Number of		Remaining Available
	Securities to be		for Future Issuance
	Issued upon		under Equity
	Exercise of	Weighted-Average	Compensation Plans
	Outstanding	Exercise Price of	(Excluding
	Options, Warrants	Outstanding	Securities
	and Rights	Options, Warrants	Reflected in Column
Plan Category	(a)	and Rights	(a))

Equity compensation plans approved by security holders	192,710	$32.38	852,253
Equity compensation plans not approved by security holders	-0-	-0-	-0-

Total	192,710	$32.38	852,253

Item 13.	Certain Relationships and Related Transactions and Director Independence.

The information required by this Item is contained in the sections captioned “Certain Related Persons Transactions” and “board Structure” of the 2009 Proxy Statement and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services.

The information required by this Item is contained in the section captioned “Report of the Audit Committee” and “Relationship with the Independent Registered Public Accounting Firm” of the 2009 Proxy Statement and is incorporated herein by reference.

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

Date: March 2, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Robert W. Foy ROBERT W. FOY	Chairman, Board of Directors	Date: March 2, 2009

/s/ Douglas M. Brown DOUGLAS M. BROWN	Member, Board of Directors	Date: March 2, 2009

/s/ Edwin A. Guiles EDWIN A. GUILES	Member, Board of Directors	Date: March 2, 2009

/s/ Edward D. Harris, Jr. EDWARD D. HARRIS, JR., M.D.	Member, Board of Directors	Date: March 2, 2009

/s/ Bonnie G. Hill BONNIE G. HILL	Member, Board of Directors	Date: March 2, 2009

/s/ Richard P. Magnuson RICHARD P. MAGNUSON	Member, Board of Directors	Date: March 2, 2009

/s/ Linda R. Meier LINDA R. MEIER	Member, Board of Directors	Date: March 2, 2009

/s/ Peter C. Nelson PETER C. NELSON	President and Chief Executive Officer, Principal Executive Officer; Member, Board of Directors	Date: March 2, 2009

/s/ George A. Vera GEORGE A. VERA	Member, Board of Directors	Date: March 2, 2009

/s/ Martin A. Kropelnicki MARTIN A. KROPELNICKI	Chief Financial Officer and Treasurer; Principal Financial Officer	Date: March 2, 2009

/s/ Calvin L. Breed CALVIN L. BREED	Controller, Assistant Secretary and Assistant Treasurer; Principal Accounting Officer	Date: March 2, 2009

EXHIBIT INDEX

Exhibit
Number

Unless filed with this Form 10-K, the documents listed are incorporated by reference to the filings referred to:
3.1	Certificate of Incorporation of California Water Service Group (Exhibit 3.1 to the Quarterly Report on Form 10-Q filed August 9, 2006)
3.2	Restated Bylaws of California Water Service Group as amended on November 28, 2007 (Exhibit 3.1 to Current Report on Form 8-K filed December 3, 2007)
4.1	[reserved]
4.2	Certificate of Designations regarding Series D Participating Preferred Stock, as filed with Delaware Secretary of State on September 16, 1999 (Exhibit 4.2 to Annual Report on Form 10-K for the year ended December 31, 2003)
4.3	Thirty-fourth Supplemental Indenture dated as of November 1, 1990, covering First Mortgage 9.86% Bonds, Series CC. (Exhibit 4 to Annual Report on Form 10-K for the year ended December 31, 1990)
4.4	[reserved]
4.5	[reserved]
4.6	[reserved]
4.7	Note Agreement dated August 15, 1995, pertaining to issuance of $20,000,000, 7.28% Series A Unsecured Senior Notes, due November 1, 2025 (Exhibit 4 to Quarterly Report on Form 10-Q for the quarter ended September 30, 1995)
4.8	Note Agreement dated March 1, 1999, pertaining to issuance of $20,000,000, 6.77% Series B Unsecured Senior Notes, due November 1, 2028 (Exhibit 4.1 to Annual Report on Form 10-K for the year ended December 31, 1999)
4.9	First Supplement dated October 1, 2000, to Note Agreement of March 1, 1999, pertaining to issuance of $20,000,000, 8.15% Series C Unsecured Senior Notes, due November 1, 2030 (Exhibit 4.12 to Annual Report on Form 10-K for year ended December 31, 2000)
4.10	Second Supplement dated September 1, 2001, to Note Agreement of March 1, 1999, pertaining to issuance of $20,000,000, 7.13% Series D Unsecured Senior Notes, due November 1, 2031 (Exhibit 4.1 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2001)
4.11	Third Supplement dated May 1, 2002, to Note Agreement of March 1, 1999, pertaining to issuance of $20,000,000, 7.11% Series E Unsecured Senior Notes, due May 1, 2032 (Exhibit 4.1 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2002)
4.12	Fourth Supplement dated August 15, 2002, to Note Agreement of March 1, 1999, pertaining to issuance of $20,000,000, 5.90% Series F Unsecured Senior Notes, due November 1, 2017 (Exhibit 4.14 to Annual Report on Form 10-K for the year ended December 31, 2002)
4.13	Fifth Supplement dated November 1, 2002, to Note Agreement of March 1, 1999, pertaining to issuance of $20,000,000, 5.29% Series G Unsecured Senior Notes, due November 1, 2022 (Exhibit 4.15 to Annual Report on Form 10-K for the year ended December 31, 2002)
4.14	Sixth Supplement dated December 1, 2002, to Note Agreement of March 1, 1999, pertaining to issuance of $20,000,000, 5.29% Series H Unsecured Senior Notes, due December 1, 2022 (Exhibit 4.16 to Annual Report on Form 10-K for the year ended December 31, 2002)
4.15	Ninth Supplement dated February 15, 2003, to Note Agreement of March 1, 1999, pertaining to issuance of $10,000,000, 4.58% Series K Unsecured Senior Notes, due June 30, 2010 (Exhibit 4.17 to Annual Report on Form 10-K for the year ended December 31, 2002)
4.16	Tenth Supplement dated February 15, 2003, to Note Agreement of March 1, 1999, pertaining to issuance of $10,000,000, 5.48% Series L Unsecured Senior Notes, due March 1, 2018 (Exhibit 4.18 to Annual Report on Form 10-K for the year ended December 31, 2002)
4.17	Thirteenth Supplemental Trust Indenture whereby California Water Service Company became the successor to Dominguez Water Corporation in the original trust indenture for Dominguez Water Corporation dated August 1, 1954 (Exhibit 4.13 to Annual Report on Form 10-K for the year ended December 31, 2000 [included within Exhibit 4.12 to such report])

Exhibit
Number

4.18	Eleventh Supplemental Trust Indenture dated as of December 8, 1992, covering First Mortgage 8.86% Bonds, Series J (Exhibit 10.2 to Annual Report on Form 10-K for the year ended December 31, 1997, of Dominguez Services Corporation)
4.19	Twelfth Supplemental Indenture dated as of December 1, 1997, covering First Mortgage 6.94% Bonds, Series K due 2012 (Exhibit 10.3 to Annual Report on Form 10-K for the year ended December 31, 1997, of Dominguez Services Corporation)
4.20	Seventh Supplement dated May 1, 2003, to Note Agreement of March 1, 1999, pertaining to issuance of $10,000,000, 5.54% Series I Unsecured Senior Notes, due May 1, 2023 (Exhibit 4.22 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2003)
4.21	Amended and Restated Eighth Supplement dated May 1, 2003, to Note Agreement of March 1, 1999, pertaining to issuance of $10,000,000, 5.44% Series J Unsecured Senior Notes, due May 1, 2018 (Exhibit 4.23 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2003)
4.22	Twelfth Supplement dated October 24, 2003, to Note Agreement of March 1, 1999, pertaining to the issuance of $20,000,000, 5.55%, Series N Unsecured Senior Notes due December 1, 2013, (Exhibit 4.24 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2003)
4.23	Eleventh Supplement dated November 3, 2003, to Note Agreement of March 1, 1999, pertaining to the issuance of $20,000,000, 5.52%, Unsecured Series M Senior Notes due November 1, 2013 (Exhibit 4.25 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2003)
4.24	Thirteenth Supplement dated August 31, 2006, to Note Agreement of March 1, 1999, pertaining to the issuance of $20,000,000, 6.02% Unsecured Series O Senior Notes due August 31, 2031 (Exhibit 4.24 to Annual Report on Form 10-K for the year ended December 31, 2006.)
10.1	Water Supply Contract between Cal Water and County of Butte relating to Cal Water’s Oroville District; Water Supply Contract between Cal Water and the Kern County Water Agency relating to Cal Water’s Bakersfield District; Water Supply Contract between Cal Water and Stockton East Water District relating to Cal Water’s Stockton District. (Exhibits 5(g), 5(h), 5(i), 5(j), Registration Statement No. 2-53678, which exhibits are incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 1974)
10.2	Settlement Agreement and Master Water Sales Contract between the City and County of San Francisco and Certain Suburban Purchasers dated August 8, 1984; Supplement to Settlement Agreement and Master Water Sales Contract, dated August 8, 1984; Water Supply Contract between Cal Water and the City and County of San Francisco relating to Cal Water’s Bear Gulch District dated August 8, 1984; Water Supply Contract between Cal Water and the City and County of San Francisco relating to the Cal Water’s San Carlos District dated August 8, 1984; Water Supply Contract between Cal Water and the City and County of San Francisco relating to Cal Water’s San Mateo District dated August 8, 1984; Water Supply Contract between Cal Water and the City and County of San Francisco relating to Cal Water’s South San Francisco District dated August 8, 1984. (Exhibit 10.2 to Annual Report on Form l0-K for the year ended December 31,1984)
10.3	Water Supply Contract dated January 27, 1981, between Cal Water and the Santa Clara Valley Water District relating to Cal Water’s Los Altos District (Exhibit 10.3 to Annual Report on Form 10-K for the year ended December 31, 1992)
10.4	Amendments No. 3, 6 and 7 and Amendment dated June 17, 1980, to Water Supply Contract between Cal Water and the County of Butte relating to Cal Water’s Oroville District. (Exhibit 10.5 to Annual Report on Form 10-K for the year ended December 31, 1992)
10.5	Amendment dated May 31, 1977, to Water Supply Contract between Cal Water and Stockton East Water District relating to Cal Water’s Stockton District. (Exhibit 10.6 to Annual Report on Form 10-K for the year ended December 31, 1992)
10.6	Second Amended Contract dated September 25, 1987, among Stockton East Water District, California Water Service Company, the City of Stockton, the Lincoln Village Maintenance District, and the Colonial Heights Maintenance District Providing for the Sale of Treated Water. (Exhibit 10.7 to Annual Report on Form 10-K for the year ended December 31, 1987)
10.7	Water Supply Contract dated April 19, 1927, and Supplemental Agreement dated June 5, 1953, between Cal Water and Pacific Gas and Electric Company relating to Cal Water’s Oroville District. (Exhibit 10.9 to Annual Report on Form 10-K for the year ended December 31, 1992)

Exhibit
Number

10.8	[reserved]
10.9	[reserved]
10.10	Agreement between the City of Hawthorne and California Water Service Company for the 15-year lease of the City’s water system. (Exhibit 10.17 to Quarterly Report on Form 10-Q for the quarter ended March 31, 1996)
10.11	Water Supply Agreement dated September 25, 1996, between the City of Bakersfield and California Water Service Company. (Exhibit 10.18 to Quarterly Report on Form 10-Q for the quarter ended September 30, 1996)
10.12	Water Supply Contract dated November 16, 1994, between California Water Service Company and Alameda County Flood Control and Water Conservation District relating to Cal Water’s Livermore District (Exhibit 10.15 to Annual Report on Form 10-K for the year ended December 31, 1994)
10.13	[reserved]
10.14	California Water Service Group Directors’ Retirement Plan (As amended and restated on February 22, 2006) (Exhibit 10.14 to the Annual Report on Form 10-K for the year ended December 31, 2005)
10.15	[reserved]
10.16	$20,000,000 Business Loan Agreement between Bank of America and California Water Service Group, CWS Utility Services, Washington Water Service Company, New Mexico Water Service Company, and Hawaii Water Service Company, Inc. dated May 30, 2007 (Exhibit 10.16 to the Quarter Report on Form 10-Q for the quarter ended June 30, 2007)
10.17	$55,000,000 Business Loan Agreement between Bank of America and California Water Service Company dated May 30, 2007 (Exhibit 10.17 to the Quarter Report on Form 10-Q for the quarter ended June 30, 2007)
10.18	Executive Severance Plan (Exhibit 10.24 to Annual Report on Form 10-K for the year ended December 31, 1998)*
10.19	California Water Service Group Long-Term Incentive Plan (filed as Appendix A of the California Water Service Group proxy statement dated March 17, 2000)*
10.20	California Water Service Group Deferred Compensation Plan effective January 1, 2001 (Exhibit 10.22 to Annual Report on Form 10-K for the year ended December 31, 2000)*
10.21	California Water Service Company Supplemental Executive Retirement Plan effective January 1, 2001 (Exhibit 10.23 to Annual Report on Form 10-K for the year ended December 31, 2000)*
10.22	Amendment No. 1 to California Water Service Company Supplemental Executive Retirement Plan effective January 1, 2001 (Exhibit 10.22 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2004)*
10.23	Amendment No. 1 effective June 25, 2003, to agreement with Bank of America dated February 28, 2003 (Exhibit 10.24 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2003)
10.24	Water Supply Contract 99-73 between the City of Bakersfield and California Water Service Company, dated March 31, 1999 (Exhibit 10.25 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2003)
10.25	Amendment No. 1 to Water Supply Contract between the City of Bakersfield and California Water Service Company, dated October 3, 2001 (Exhibit 10.26 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2003)
10.26	[reserved]
10.27	Amendment No. 2 to California Water Service Company Supplemental Executive Retirement Plan effective January 1, 2001 (Exhibit 10.27 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2004)*
10.28	[reserved]
10.29	[reserved]
10.30	California Water Service Group Equity Incentive Plan (filed as Appendix B of the California Water Service Group proxy statement dated March 25, 2005, for its Annual Meeting of Stockholders to be held on April 27, 2005, as filed with the SEC on March 22, 2005 (File No. 1-13883))*

Exhibit
Number

10.31	The registrant’s policy on option repricing under its Equity Incentive Plan (incorporated by reference to Item 8.01 Other Events in the registrant’s Current Report on Form 8-K dated April 7, 2005)*
10.32	Water Supply Contract dated September 21, 2005, between Cal Water and the Kern County Water Agency. (Exhibit 10.1 to Current Report on Form 8-K filed on September 21, 2005)
10.33	Separation Agreement between California Water Service Group and Richard D. Nye. (Exhibit 10 to Current Report on Form 8-K filed on December 22, 2005)*
10.34	Form of Stock Appreciation Right Grant Notice under the California Water Service Group Equity Incentive Plan. (Exhibit 10.34 to the Annual Report on Form 10-K for the year ended December 31, 2005)
10.35	Form of Stock Appreciation Right Agreement under the California Water Service Group Equity Incentive Plan with Notice of Exercise. (Exhibit 10.35 to the Annual Report on Form 10-K for the year ended December 31, 2005)
10.36	Form of Restricted Stock Award Grant Notice under the California Water Service Group Equity Incentive Plan. (Exhibit 10.36 to the Annual Report on Form 10-K for the year ended December 31, 2005)
10.37	[reserved]
10.38	Form of Restricted Stock Award Agreement under the California Water Service Group Equity Incentive Plan with Assignment Separate From Certificate and Joint Escrow Instructions. (Exhibit 10.38 to the Annual Report on Form 10-K for the year ended December 31, 2005)
10.39	Form of Stock Option Grant Notice for outside director under the California Water Service Group Equity Incentive Plan. (Exhibit 10.39 to the Annual Report on Form 10-K for the year ended December 31, 2005)
10.40	Form of Stock Option Grant Notice under the California Water Service Group Equity Incentive Plan. (Exhibit 10.40 to the Annual Report on Form 10-K for the year ended December 31, 2005)
10.41	Form of Stock Option Agreement (Incentive Stock Option or Nonstatutory Stock Option) under the California Water Service Group Equity Incentive Plan with Notice of Exercise. (Exhibit 10.41 to the Annual Report on Form 10-K for the year ended December 31, 2005)
10.42	Offer Letter between the registrant and Martin A. Kropelnicki, dated February 15, 2006 (incorporated by reference to Exhibit 10.1 to Amendment No. 1 to Current Report on Form 8-K of the registrant, dated February 22, 2006)
10.43	Underwriting Agreement between California Water Service Group and Robert W. Baird & Co. Incorporated, as representative of the underwriters, October 5, 2006 (incorporated by reference to Exhibit 1.1 to Current Report on Form 8-K filed on October 6, 2006)
10.44	Form of Indemnification Agreement to be entered between California Water Service Group and its directors and officers. (Exhibit 10.44 to the Annual Report on Form 10-K for the year ended December 31, 2006)
10.45	Amendment No. 1 to Loan Agreement dated as of September 24, 2008, between Bank of America N.A. and California Water Service Company (Exhibit 10.1 to Current Report on Form 8-K of the registrant dated September 25, 2008)
10.46	[reserved]
21 .	Subsidiaries of the Registrant
23.1	Consent of Independent Registered Public Accounting Firm
23.2	Consent of Independent Registered Public Accounting Firm
31.1	Chief Executive Officer certification of financial statements pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Chief Financial Officer certification of financial statements pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32 .	Chief Executive Officer and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement