Form 10-Q
period 2009-03-31
CALIFORNIA WATER SERVICE GROUP
filed 2009-05-11
CIK 1035201

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑      No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐     No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act) Yes ☐     No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common shares outstanding as of May 1, 2009 – 20,744,952

PART I FINANCIAL INFORMATION
Item 1.
FINANCIAL STATEMENTS
The condensed consolidated financial statements presented in this filing on Form 10-Q have been prepared by management and are unaudited.
CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited
(In thousands, except per share data)

	March 31,	December 31,
	2009	2008
ASSETS
Utility plant:
Utility plant	$1,605,014	$1,583,079
Less accumulated depreciation and amortization	(482,235)	(470,712)

Net utility plant	1,122,779	1,112,367

Current assets:
Cash and cash equivalents	5,278	13,869
Receivables:
Customers	18,216	22,786
Regulatory balancing accounts	8,860	4,629
Other	10,146	7,442
Unbilled revenue	12,472	13,112
Materials and supplies at average cost	5,068	5,070
Taxes, prepaid expenses and other assets	12,265	12,890

Total current assets	72,305	79,798

Other assets:
Regulatory assets	198,170	198,293
Goodwill	3,906	3,906
Other assets	25,148	23,743

Total other assets	227,224	225,942

	$1,422,308	$1,418,107

CAPITALIZATION AND LIABILITIES
Capitalization:
Common stock, $.01 par value	$207	$207
Additional paid-in capital	214,236	213,922
Retained earnings	185,128	188,820

Total common stockholders’ equity	399,571	402,949
Long-term debt, less current maturities	287,202	287,498

Total capitalization	686,773	690,447

Current liabilities:
Current maturities of long-term debt	2,891	2,818
Short-term borrowings	52,000	40,000
Accounts payable:
Trade and other	36,153	39,187
Regulatory balancing accounts	1,835	2,585
Accrued interest	6,757	3,295
Accrued expenses and other liabilities	30,438	35,311

Total current liabilities	130,074	123,196

Unamortized investment tax credits	2,392	2,392
Deferred income taxes, net	74,283	72,344
Pension and postretirement benefits other than pensions	150,074	152,685
Regulatory and other liabilities	83,234	83,312
Advances for construction	177,684	176,163
Contributions in aid of construction	117,794	117,568
Commitments and contingencies	—	—

	$1,422,308	$1,418,107

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Unaudited
(In thousands, except per share data)

	March 31,	March 31,
For the three months ended	2009	2008
Operating revenue	$86,613	$72,921

Operating expenses:
Water production costs	28,868	25,358
Administrative and general	18,861	13,418
Other operations	12,456	12,065
Maintenance	4,635	4,114
Depreciation and amortization	10,198	9,222
Income taxes	1,232	174
Property and other taxes	4,088	3,739

Total operating expenses	80,338	68,090

Net operating income	6,275	4,831

Other income and expenses:
Non-regulated revenue	2,881	2,905
Non-regulated expenses	(2,641)	(3,036)
Gain on sale of non-utility property	603	—
Income taxes benefit (expense) on other income and expenses	(338)	49

Total other income and expenses	505	(82)

Interest expense:
Interest expense	5,038	5,014
Less: capitalized interest	(679)	(450)

Total interest expense	4,359	4,564

Net income	$2,421	$185

Earnings per share
Basic	$0.12	$0.01

Diluted	$0.12	$0.01

Weighted average shares outstanding
Basic	20,730	20,688

Diluted	20,759	20,711

Dividends declared per share of common stock	$0.2950	$0.2925

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
(In thousands)

	March 31,	March 31,
	2009	2008
For the three months ended:
Operating activities
Net income	$2,421	$185

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,792	9,222
Gain on sale of non-utility property	(603)	—
Change in value of life insurance contracts	(8)	—
Other changes in noncurrent assets and liabilities	(486)	(407)
Changes in operating assets and liabilities:
Receivables	(2,372)	4,475
Accounts payable	1,543	(2,906)
Other current assets	1,280	631
Other current liabilities	(1,152)	5,061
Other changes, net	63	981

Net cash provided by operating activities	11,478	17,242

Investing activities:
Utility plant expenditures:
Company funded	(23,529)	(27,090)
Developer advances and contributions in aid of construction	(1,475)	(2,735)
Purchase of life insurance	(1,373)	—
Proceeds on sale of non-utility property	671	—

Net cash used in investing activities	(25,706)	(29,825)

Financing activities:
Short-term borrowings	12,000	14,000
Repayment of long-term debt	(483)	(724)
Advances and contributions in aid of construction	1,269	3,085
Refunds of advances for construction	(1,035)	(1,452)
Dividends paid	(6,114)	(6,093)

Net cash provided by financing activities	5,637	8,816

Change in cash and cash equivalents	(8,591)	(3,767)
Cash and cash equivalents at beginning of period	13,869	6,734

Cash and cash equivalents at end of period	$5,278	$2,967

Supplemental information
Cash paid for interest	$729	$670
Cash paid for income taxes	—	—
Supplemental disclosure of non-cash activities:
Accrued payables for investments in utility plant	$5,641	$4,050
Utility plant contribution by developers	2,747	—
See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

CALIFORNIA WATER SERVICE GROUP
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2009
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
Basis of Presentation
The unaudited interim financial information has been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission (SEC) and therefore do not contain all of the information and footnotes required by GAAP and the SEC for annual financial statements. The condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements for the year ended December 31, 2008, included in its current report on Form 8-K as filed with the SEC on April 7, 2009.
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
The balances in the WRAM and MCBA assets and liabilities accounts will fluctuate on a monthly basis depending upon the variance between adopted and actual results. The recovery or refund of the WRAM is netted against the MCBA over- or under-recovery for the corresponding district and is interest bearing at the current 90 day commercial paper rate. When the net amount for any district achieves a pre-determined level at the end of any calendar year (i.e., at least 2.5 percent over- or under-recovery of the approved revenue requirement), Cal Water will file with the CPUC to refund or collect the balance in the accounts. Account balances less than those levels may be refunded or collected in Cal Water’s general rate case proceedings or aggregated with future calendar year balances for comparison with the recovery level. As of March 31, 2009 and December 31, 2008, the net aggregated asset included in accounts receivable was $8,860 and $4,629, respectively, and the aggregate liability included in accounts payable was $1,835 and $2,585, respectively.
Recent Accounting Pronouncements Adopted
In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations.” The statement applies prospectively to business combinations for which the acquisition date is on or after years beginning after December 15, 2008. SFAS 141(R) significantly changes current practices regarding business combinations. Among the more significant changes, SFAS 141(R) expands the definition of a business and a business combination; requires the acquirer to recognize the assets acquired, liabilities assumed and noncontrolling interests (including goodwill), measured at fair value at the acquisition date; requires acquisition-related expenses and restructuring costs to be recognized separately from the business combination and requires assets acquired and liabilities assumed from contractual and non-contractual contingencies to be recognized at their acquisition date fair values with subsequent changes recognized in earnings. The Company adopted SFAS No. 141 (R) effective January 1, 2009.
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” — an amendment of ARB No. 51. the statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interests in a subsidiary and for the deconsolidation of a subsidiary. The statement is effective for years beginning after December 15, 2008. The Company adopted SFAS No. 160 effective January 1, 2009, and it did not have a material impact on the Company’s financial position, results of operation, or cash flows.
In May 2008, the FASB staff revisited Emerging Issues Task Force (“EITF”) issue No. 03-6 and issued FASB Staff Position (“FSP”) No. EITF 03-6-1, “Determining Whether Instruments Granted in Shared-Based Payment Transactions are Participating Securities.” FSP EITF 03-6-1 requires unvested share-based payments that entitle employees to receive nonrefundable dividends to also be considered participating securities, as defined in EITF 03-6. The Company currently grants certain unvested share-based payments awards that include rights to dividends similar to common stockholders. The Company adopted FSP EITF 03-6-1 effective January 1, 2009 and it did not have a material impact to its computation of earnings per share.
Accounting Pronouncements Issued But Not Yet Adopted
In December 2008, the FASB issued FSP FAS 132(R)-1,”Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP 132(R)-1”). FSP 132(R)-1 amends and expands the disclosure requirements of SFAS No. 132. An entity is required to provide qualitative disclosures about how investment allocation decisions are made, the inputs and valuation techniques used to measure the fair value of plan assets, and the concentration of risk within plan assets. Additionally, quantitative disclosures are required showing the fair value of each major category of plan assets, the levels in which each asset is classified within the fair value hierarchy, and a reconciliation for the period of plan assets which are measured using significant unobservable inputs. FSP 132(R)-1 is effective prospectively for fiscal years ending after December 15, 2009. The Company is currently evaluating the impact of FSP 132(R)-1.
In April 2009, the FASB issued FSP SFAS 107-1 and APB No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP SFAS 107-1 and APB No. 28-1”). This FSP amends SFAS No. 107 and APB Opinion No. 28. “Interim Financial Reporting” to require disclosures about the fair value of financial instruments for interim reporting periods that were previously only required for annual reporting periods. An entity is required to disclose the fair value of financial assets and liabilities together with the related carrying amount and where the carrying amount is classified in the Condensed Consolidated Balance Sheets. FSP SFAS 107-1 and APB No. 28-1 is effective prospectively for interim reporting periods after June 15, 2009. The Company is currently evaluating the impact of FSP SFAS 107-1 and APB No. 28-1.

Note 3. Stock-based Compensation
Long-Term Incentive Plan
The Company had a stockholder-approved Long-Term Incentive Plan (which was replaced on April 27, 2005, by a stockholder-approved Equity Incentive Plan) that allowed granting of non-qualified stock options. The Company had accounted for options issued under the Long-Term Incentive Plan using the intrinsic value method under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” All outstanding options (83,250 shares at March 31, 2009) have an exercise price equal to the market price on the date they were granted. The weighted average price of the options is $24.90. All options granted under the Long-Term Incentive Plan are fully vested. No compensation expense was recorded for the three-month periods ended March 31, 2009 and 2008 related to stock options issued under the Long-Term Incentive Plan.
Equity Incentive Plan
Under the Company’s Equity Incentive Plan, which was approved by shareholders in April 2005, the Company is authorized to issue up to 1,000,000 shares of common stock. In the first quarters of 2009 and 2008, the Company granted Restricted Stock Awards (RSAs) of 21,000 and 16,630 shares, respectively, of common stock both to officers and to directors of the Company. Employee options vest ratably over 48 months, while director options vest at the end of 12 months. The shares were valued at $38.38 and $37.60 per share, respectively, based upon the fair market value of the Company’s common stock on the date of grant.
In addition, in the first quarters of 2009 and 2008, Stock Appreciation Rights (SARs) equivalent to 71,500 and 47,070 shares, respectively, were granted to officers, which vest ratably over 48 months and expire at the end of 10 years. The grant-date fair value for SARs was determined using the Black Scholes model, which arrived at a fair value of $10.50 and $6.03 per share, respectively. Upon exercise of a SAR, the appreciation is payable in common shares of the Company.
The assumptions utilized in calculation of the SAR fair value were:

	2009	2008
Expected dividend yield	3.06%	3.11%
Expected volatility	36.97%	21.96%
Risk-free interest rate	1.89%	2.63%
Expected holding period in years	6.0	6.0
The Company did not apply a forfeiture rate in the expense computation relating to RSAs and SARs issued to officers as they vest monthly and, as a result, the expense is recorded for actual vesting during the period. For outside directors the Company did not apply a forfeiture rate in the expense computation relating to RSAs, as the Company expects 100% to vest at the end of twelve months.
The table below reflects SARs activity under the Equity Incentive Plan for the three months ended March 31, 2009.

		Weighted Average
	Shares	Exercise Price
Stock Appreciation Rights
Outstanding at December 31, 2008	108,710	$38.16
Granted	71,500	38.38
Exercised	—	—
Cancelled	—	—

Outstanding at March 31, 2009	180,210	$38.25

Exercisable at March 31, 2009	53,100	$38.39

The Company has recorded compensation costs for the RSAs and SARs in Operating Expense in the amount of $284 and $91 for the quarter ended March 31, 2009, and March 31, 2008, respectively.
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

The SARs outstanding of 180,210 and 108,710 are anti-dilutive for the first quarter of 2009 and 2008. All options are dilutive and the dilutive effect is shown in the table below.
(In thousands, except per share data)

	Three Months Ended March 31
	2009	2008
Net income	$2,421	$185
Less preferred dividends	—	(38)

Net income available to common stockholders	$2,421	$147

Weighted average common shares, basic	20,730	20,688
Dilutive common stock options (treasury method)	29	23

Shares used for dilutive computation	20,759	20,711

Net income per share — basic	$0.12	$0.01

Net income per share — diluted	$0.12	$0.01

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
Cash payments by the Company related to pension plans and other postretirement benefits were $11,588 for the three months ended March 31, 2009. The estimated cash contribution to the pension plans for 2009 is $26,900. The estimated contribution to the other benefits plan for 2009 is $9,500.
The following table lists components of the pension plans and other postretirement benefits. The data listed under “pension plan” includes the qualified pension plan and the non-qualified supplemental executive retirement plan. The data listed under “other benefits” is for all other postretirement benefits.

	Three Months Ended March 31
	Pension Plan		Other Benefits
	2009	2008	2009	2008
Service cost	$2,206	$1,336	$504	$361
Interest cost	3,018	1,628	518	433
Expected return on plan assets	(1,707)	(1,578)	(185)	(156)
Recognized net initial APBO (1)	N/A	N/A	69	69
Amortization of prior service cost	1,533	468	29	29
Recognized net actuarial loss	461	81	199	75

Net periodic benefit cost	$5,511	$1,935	$1,134	$811

(1)	APBO – Accumulated postretirement benefit obligation
Note 6. Short-term Borrowings
At March 31, 2009, the Company maintained a bank line of credit providing unsecured borrowings of up to $20 million at the prime lending rate less 1.5 percentage points. Cal Water maintained a separate bank line of credit for an additional $55 million with the same interest rate provision as the Company. The line of credit agreements expire on April 30, 2012. The agreement with the Company requires a debt to capitalization ratio of less than 0.667:1.0 and an interest coverage ratio of at least 2.5:1.0. As of March 31, 2009, the Company and Cal Water were in compliance with the bank covenants in the loan agreements. At March 31, 2009, the outstanding borrowings on the Company line of credit were $12,000 and the outstanding borrowings on the Cal Water line of credit were $40,000. See also Note 8 (subsequent events).

Note 7. Commitment and Contingencies
Commitments
The Company has significant commitments to lease certain office spaces and water systems, and for the purchase of water from water wholesalers. These commitments are described in footnote 15 of the current report on Form 8-K.
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
In connection with these suits, our insurance carrier, Employers Insurance of Wausau (Wausau) filed a separate lawsuit against us for reimbursement of past defense costs which approximate $1.5 million and a declaratory determination of coverage. On January 23, 2008, the Court heard various parties’ motions and on September 25, 2008 issued its rulings that Wausau had a duty to defend; therefore, the Company will not have to reimburse Wausau for previously incurred defense costs. The Court did not find Wausau’s actions were intended to harm the Company, so punitive damages will not be recoverable by the Company. However, the Court also found that the issue of policy coverage will be determined at trial. A trial date has been set for May 26, 2009. Based on the Court’s rulings, the Company has not recorded any liability associated with reimbursement of costs to defend and expensing the related costs as incurred. The Company continues to believe that the claims are covered under the insurance policies. However, if the Company’s claim is ultimately found to be excludable under the insurance policies, the Company believes that recovery of costs associated with the Consent Decrees are probable from either its equitable indemnity lawsuit against manufacturers and distributors of perchloroethylene, also know as tetrachloroethylene, (PCE) in California; or through rate increases in the future. Therefore, no accrual or contingency has been recorded for this matter.
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
Other Legal Matters
From time to time, the Company has been named as a co-defendant in several asbestos related lawsuits. The Company has been dismissed without prejudice in several of these cases. In other cases our contractor’s and our insurance policy carriers have settled the cases with no effect on the Company’s financial statements. As such the Company does not currently believe that there is any potential loss which is probable of occurring related to these matters and therefore no accrual or contingency has been recorded.
From time to time, the Company is involved in various disputes and litigation matters that arise in the ordinary course of business. We review the status of each significant matter and assess its potential financial exposure. If the potential loss from any claim or legal proceeding is considered probable and the amount of the range of loss can be estimated, the Company accrues a liability for the estimated loss in accordance with SFAS No 5, “Accounting of Contingencies.” Legal proceedings are subject to uncertainties, and the outcomes are difficult to predict. Because of such uncertainties, accruals are based on the best information available at the time. While the outcome of these disputes and litigation matters cannot be predicted with any certainty, management does not believe that when taking into account existing reserves that the ultimate resolution of these matters will materially affect our financial position, results of operations, or cash flows.
Note 8. Subsequent events
On April 17, 2009, the Company’s and Cal Water’s loan agreements with Bank of America, N.A. were amended so that the interest rate payable on outstanding borrowings is equal to the bank’s prime rate minus 0.75 percentage points or the LIBOR rate plus 1.0 percentage point. Additionally, the Company and Cal Water agreed to a fee of 0.15% based upon any unused commitment. The amendment also changed the expiration date to April 16, 2010.
On April 17, 2009, Cal Water completed the sale and issuance of $100 million aggregate principal amount of its 5.875% First Mortgage Bonds due 2019, which are fully and unconditionally guaranteed by the Company. Pursuant to the note purchase agreements and supplements thereto under which Cal Water’s outstanding unsecured senior notes had been issued, Cal Water was required to issue a new series of first mortgage bonds in exchange for each outstanding series of unsecured senior notes with a like aggregate principal amount. The offering triggered this exchange provision. Accordingly, upon the closing of the offering, Cal Water was required to issue an additional series of first mortgage bonds under the mortgage indenture with a like aggregate principal amount to the holders of each series of its outstanding unsecured senior notes in exchange for each such series of notes.
In connection with the offering, Cal Water exercised its option to redeem the remaining $3.0 million of 8.86% Series J First Mortgage Bonds due 2023, which Cal Water assumed in connection with its acquisition of Dominguez Water Corporation in 2000. The redemption was affected pursuant to the terms of the indenture and supplemental indentures governing the Series J bonds. The Series J bonds were redeemed at a redemption price equal to 100% of the outstanding principal amount of the Series J bonds plus a make-whole premium of $1.0 million, and accrued and unpaid interest to the date of redemption.

Note 9. Condensed Consolidating Financial Statements
As discussed in Note 8, Cal Water issued on April 17, 2009, $100 million aggregate principal amount of 5.875% First Mortgage Bonds due 2019, which are fully and unconditionally guaranteed by California Water Service Group (Parent Company). The following tables present the condensed consolidating statements of income of California Water Service Group (Guarantor and Parent), Cal Water (issuer and wholly-owned consolidated subsidiary of California Water Service Group) and other wholly-owned subsidiaries of the Company for the three-month periods ended March 31, 2009 and 2008, the condensed consolidating statements of cash flows for the three-months ended March 31, 2009 and 2008 and the condensed consolidating balance sheets as of March 31, 2009 and December 31, 2008. The information is presented utilizing the equity method of accounting for investments in consolidating subsidiaries.
CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATING BALANCE SHEET
As of March 31, 2009
(In thousands)

	Parent		All Other	Consolidating
	Company	Cal Water	Subsidiaries	Adjustments	Consolidated
ASSETS
Utility plant:
Utility plant	$—	$1,508,729	$103,484	$(7,199)	$1,605,014
Less accumulated depreciation and amortization	—	(461,784)	(21,478)	1,027	(482,235)

Net utility plant	—	1,046,945	82,006	(6,172)	1,122,779

Current assets:
Cash and cash equivalents	356	2,889	2,033	—	5,278
Receivables and unbilled revenue	—	45,909	3,785	—	49,694
Receivables from affiliates	16,710	13,794	3,290	(33,794)	—
Other current assets	250	17,081	2	—	17,333

Total current assets	17,316	79,673	9,110	(33,794)	72,305

Other assets:
Regulatory assets	905	196,867	398	—	198,170
Investments in affiliates	400,321	—	—	(400,321)	—
Long-term affiliate notes receivable	9,168	—	—	(9,168)	—
Goodwill	—	—	3,906	—	3,906
Other assets	—	21,660	3,693	(205)	25,148

Total other assets	410,394	218,527	7,997	(409,694)	227,224

	$427,710	$1,345,145	$99,113	$(449,660)	$1,422,308

CAPITALIZATION AND LIABILITIES
Capitalization:
Common stockholders’ equity	$399,571	$369,106	$37,592	$(406,698)	$399,571
Affiliate long-term debt	—	—	9,168	(9,168)	—
Long-term debt, less current maturities	—	283,550	3,652	—	287,202

Total capitalization	399,571	652,656	50,412	(415,866)	686,773

Current liabilities:
Current maturities of long-term debt	—	2,118	773	—	2,891
Short-term borrowings	12,000	40,000	—	—	52,000
Payables to affiliates	14,984	10,637	8,173	(33,794)	—
Accounts payable	—	33,729	4,259	—	37,988
Accrued expenses and other liabilities	1,155	32,600	3,440	—	37,195

Total current liabilities	28,139	119,084	16,645	(33,794)	130,074
Unamortized investment tax credits	—	2,392	—	—	2,392
Deferred income taxes, net	—	71,942	2,341	—	74,283
Pension and postretirement benefits other than pensions	—	150,074	—	—	150,074
Regulatory and other liabilities	—	75,408	7,826	—	83,234
Advances for construction	—	176,156	1,528	—	177,684
Contributions in aid of construction	—	97,433	20,361	—	117,794

	$427,710	$1,345,145	$99,113	$(449,660)	$1,422,308

CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATING BALANCE SHEET
As of December 31, 2008
(In thousands)

			All Other	Consolidating
	Parent Company	Cal Water	Subsidiaries	Adjustments	Consolidated
ASSETS
Utility plant:
Utility plant	$—	$1,488,227	$102,051	$(7,199)	$1,583,079
Less accumulated depreciation and amortization	—	(451,350)	(20,354)	992	(470,712)

Net utility plant	—	1,036,877	81,697	(6,207)	1,112,367

Current assets:
Cash and cash equivalents	427	3,025	10,417	—	13,869
Receivables and unbilled revenue	72	44,049	3,848	—	47,969
Receivables from affiliates	9,295	11,976	372	(21,643)	—
Other current assets	142	17,877	(59)	—	17,960

Total current assets	9,936	76,927	14,578	(21,643)	79,798

Other assets:
Regulatory assets	905	196,990	398	—	198,293
Investments in affiliates	404,064	—	—	(404,064)	—
Long-term affiliate notes receivable	10,851	—	—	(10,851)	—
Other assets	—	20,242	7,612	(205)	27,649

Total other assets	415,820	217,232	8,010	(415,120)	225,942

	$425,756	$1,331,036	$104,285	$(442,970)	$1,418,107

CAPITALIZATION AND LIABILITIES
Capitalization:
Common stockholders’ equity	$402,949	$372,337	$38,139	$(410,476)	$402,949
Affiliate long-term debt	—	—	10,851	(10,851)	—
Long-term debt, less current maturities	—	283,820	3,678	—	287,498

Total capitalization	402,949	656,157	52,668	(421,327)	690,447

Current liabilities:
Current maturities of long-term debt	—	2,121	697	—	2,818
Short-term borrowings	12,000	28,000	—	—	40,000
Payables to affiliates	9,642	201	11,800	(21,643)	—
Accounts payable	—	38,003	3,769	—	41,772
Accrued expenses and other liabilities	1,165	34,563	2,878	—	38,606

Total current liabilities	22,807	102,888	19,144	(21,643)	123,196
Unamortized investment tax credits	—	2,392	—	—	2,392
Deferred income taxes, net	—	70,003	2,341	—	72,344
Pension and postretirement benefits other than pensions	—	152,685	—	—	152,685
Regulatory and other liabilities	—	75,362	7,950	—	83,312
Advances for construction	—	174,625	1,538	—	176,163
Contributions in aid of construction	—	96,924	20,644	—	117,568

	$425,756	$1,331,036	$104,285	$(442,970)	$1,418,107

CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATING STATEMENT OF INCOME
For the three months ended March 31, 2009
(In thousands)

			All Other	Consolidating
	Parent Company	Cal Water	Subsidiaries	Adjustments	Consolidated
Operating revenue	$—	$80,276	$6,337	$—	$86,613

Operating expenses:
Operations:
Purchased water	—	22,904	36	—	22,940
Purchased power	—	2,904	1,639	—	4,543
Pump taxes	—	1,272	113	—	1,385
Administrative and general	—	17,239	1,622	—	18,861
Other	—	11,031	1,539	(114)	12,456
Maintenance	—	4,520	115	—	4,635
Depreciation and amortization	—	9,435	797	(34)	10,198
Income taxes	(25)	1,179	(117)	195	1,232
Taxes other than income taxes	—	3,509	579	—	4,088

Total operating expenses (income)	(25)	73,993	6,323	47	80,338

Net operating income	25	6,283	14	(47)	6,275

Other Income and Expenses:
Non-regulated revenue	171	1,957	1,047	(294)	2,881
Non-regulated expense	—	(1,742)	(899)	—	(2,641)
Gain on sale on non-utility property	—	598	5	—	603
Income tax benefit (expense) on other income and expense	(70)	(331)	(118)	181	(338)

Net other income (expense)	101	482	35	(113)	505

Interest:
Interest expense	61	4,916	241	(180)	5,038
Less: capitalized interest	—	(545)	(134)	—	(679)

Net interest expense	61	4,371	107	(180)	4,359

Equity earnings of subsidiaries	2,356	—	—	(2,356)	—

Net income	$2,421	$2,394	$(58)	$(2,336)	$2,421

CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATING STATEMENT OF INCOME
For the three months ended March 31, 2008
(In thousands)

			All Other	Consolidating
	Parent Company	Cal Water	Subsidiaries	Adjustments	Consolidated
Operating revenue	$—	$69,268	$3,653	$—	$72,921

Operating expenses:
Operations:
Purchased water	—	20,650	61	—	20,711
Purchased power	—	2,857	597	—	3,454
Pump taxes	—	1,104	89	—	1,193
Administrative and general	—	12,374	1,044	—	13,418
Other	—	11,009	1,170	(114)	12,065
Maintenance	—	4,028	86	—	4,114
Depreciation and amortization	—	8,773	485	(36)	9,222
Income taxes	(13)	228	(126)	85	174
Taxes other than income taxes	—	3,413	326	—	3,739

Total operating expenses (income)	(13)	64,436	3,732	(65)	68,090

Net operating income	13	4,832	(79)	65	4,831

Other Income and Expenses:
Non-regulated revenue	58	1,957	1,062	(172)	2,905
Non-regulated expense	—	(2,225)	(811)	—	(3,036)
Income tax benefit (expense) on other income and expense	(21)	108	(106)	68	49

Net other income (expense )	37	(160)	145	(104)	(82)

Interest:
Interest expense	—	4,943	129	(58)	5,014
Less: capitalized interest	—	(450)	—	—	(450)

Net interest expense	—	4,493	129	(58)	4,564

Equity earnings of subsidiaries	135	—	—	(135)	—

Net income	$185	$179	$(63)	$(116)	$185

CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the three months ended March 31, 2009
(In thousands)

			All Other	Consolidating
	Parent Company	Cal Water	Subsidiaries	Adjustments	Consolidated
Operating activities:
Net income	$2,421	$2,394	$(58)	$(2,336)	$2,421

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity earnings of subsidiaries	(2,356)	—	—	2,356	—
Dividends received from affiliates	6,114	—	—	(6,114)	—
Depreciation and amortization	—	9,972	854	(34)	10,792
Other changes in noncurrent assets and liabilities	—	(363)	(123)	—	(486)
Change in value of life insurance contracts	—	(8)	—	—	(8)
Gain on sale of non-utility property	—	(598)	(5)	—	(603)
Changes in operating assets and liabilities:
Net advance to affiliates	(509)	8,600	(8,091)	—	—
Other changes, net	306	(1,454)	496	14	(638)

Net cash provided by operating activities	5,976	18,543	(6,927)	(6,114)	11,478

Investing activities:
Utility plant expenditures:
Company funded	—	(22,773)	(756)	—	(23,529)
Developer advances and contributions in aid of construction	—	(1,475)	—	—	(1,475)
Proceeds from sale of non-utility assets	—	666	5	—	671
Proceeds from affiliates long-term debt	67	—	—	(67)	—
Purchase of life insurance	—	(1,373)	—	—	(1,373)

Net cash provided by (used in) investing activities	67	(24,955)	(751)	(67)	(25,706)

Financing Activities:
Short-term borrowings	—	12,000	—	—	12,000
Repayment of long-term debt	—	(272)	(211)	—	(483)
Repayment of affiliates long-term debt	—	—	(67)	67	—
Advances and contributions in aid for construction	—	1,198	71	—	1,269
Refunds of advances for construction	—	(1,025)	(10)	—	(1,035)
Dividends paid to non-affiliates	(6,114)	—	—	—	(6,114)
Dividends paid to affiliates	—	(5,625)	(489)	6,114	—

Net cash provided by (used in) financing activities	(6,114)	6,276	(706)	6,181	5,637

Change in cash and cash equivalents	(71)	(136)	(8,384)	—	(8,591)
Cash and cash equivalents at beginning of period	427	3,025	10,417	—	13,869

Cash and cash equivalents at end of period	$356	$2,889	$2,033	$—	$5,278

CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the three months ended March 31, 2008
(In thousands)

			All Other	Consolidating
	Parent Company	Cal Water	Subsidiaries	Adjustments	Consolidated
Operating activities:
Net income	$185	$179	$(63)	$(116)	$185

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity earnings of subsidiaries	(135)	—	—	135	—
Dividends received from affiliates	6,093	—	—	(6,093)	—
Depreciation and amortization	—	8,773	485	(36)	9,222
Other changes in noncurrent assets and liabilities	—	(1,525)	1,118	—	(407)
Changes in values of life insurance contracts	—	749	—	—	749
Changes in operating assets and liabilities:
Net advance to affiliates	4,736	(4,208)	(528)	—	—
Other changes, net	(5,580)	10,920	2,136	17	7,493

Net cash provided by operating activities	5,299	14,888	3,148	(6,093)	17,242

Investing activities:
Utility plant expenditures
Company funded	—	(25,806)	(1,284)	—	(27,090)
Developer advances and contributions in aid of construction	—	(1,870)	(865)	—	(2,735)
Loans to affiliates	95	—	—	(95)	—

Net cash provided by (used in) investing activities	95	(27,676)	(2,149)	(95)	(29,825)

Financing Activities:
Short-term borrowings	—	14,000	—	—	14,000
Repayment of long-term debt	—	(537)	(187)	—	(724)
Proceeds from affiliate loan	—	—	95	(95)	—
Advances and contributions in aid of construction	—	2,018	1,067	—	3,085
Refunds of advances for construction	—	(1,348)	(104)	—	(1,452)
Dividends paid to non-affiliates	(6,093)	—	—	—	(6,093)
Dividends paid to affiliates	—	(5,785)	(308)	6,093	—

Net cash provided by (used in) financing activities	(6,093)	8,348	373	6,188	8,816

Change in cash and cash equivalents	(699)	(4,440)	1,372	—	(3,767)
Cash and cash equivalents at beginning of period	2,718	2,631	1,385	—	6,734

Cash and cash equivalents at end of period	$2,019	$(1,809)	$2,757	$—	$2,967

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
CRITICAL ACCOUNTING POLICIES
We maintain our accounting records in accordance with accounting principles generally accepted in the United States of America (GAAP) and as directed by the regulatory commissions to which we are subject. The process of preparing financial statements in accordance with GAAP requires the use of estimates and assumptions on the part of management. The estimates and assumptions used by management are based on historical experience and our understanding of current facts and circumstances. Management believes that the following accounting policies are critical because they involve a higher degree of complexity and judgment, and can have a material impact on our results of operations and financial condition. These policies and their key characteristics are discussed in detail in the 2008 Form 10-K. They include:
•	revenue recognition;

•	expense balancing and memorandum accounts;

•	modified cost balancing accounts;

•	regulatory utility accounting;

•	income taxes;

•	pension benefits;

•	workers’ compensation, general liability and other claims; and

•	contingencies
For the period ended March 31, 2009, there were no changes in the methodology for computing critical accounting estimates, no additional accounting estimates met the standards for critical accounting policies, and there were no material changes to the important assumptions underlying the critical accounting estimates.

RESULTS OF FIRST QUARTER 2009 OPERATIONS COMPARED TO
FIRST QUARTER 2008 OPERATIONS
Amounts in thousands except share data
Overview
First quarter net income was $2.4 million equivalent to $0.12 per common share diluted compared to net income of $0.2 million or $0.01 common per share on a diluted basis in the first quarter of 2008. The increase in net income is primarily attributable to the increase in revenue due to rate increases from the 2007 General Rate Case, effective July 1, 2008. While we had a decline in customer usage of water due to the unfavorable weather, the impact was offset by the net increase in revenue from the WRAM and MCBA.
Operating Revenue
Operating revenue increased $13.7 million or 19% to $86.6 million in the first quarter of 2009. As disclosed in the following table, the increase was due to increases in rates and usage by new customers primarily from our acquisitions in Hawaii last year. The decrease in usage by existing customers was offset by revenue recognized from the WRAM.
The factors that impacted the operating revenue for the first quarter of 2009 compared to 2008 are presented in the following table:

Rate increases	$11,586
Net revenue increase due to WRAM and MCBA	4,983
Decrease in usage by existing customers and other	(5,306)
Usage by new customers	2,429

Net operating revenue increase	$13,692

The components of the rate increases are listed in the following table:

General Rate Case (GRC) Increases	$8,985
Purchased Water Offset Increases	2,049
Balancing Account Adjustments	168
Step Rate Increases	384

Total Increase in Rates	$11,586

Total Operating Expenses
Total operating expenses were $80.3 million for the first quarter of 2009, versus $68.1 million for the same period in 2008, an 18% increase.
Water production expense consists of purchased water, purchased power, and pump taxes. It represents the largest component of total operating expenses, accounting for approximately 36% of total operating expenses in the first quarter of 2009. Water production expenses increased 14% compared to the same period last year due to increased cost of all components of water production, although usage was down.
Sources of water as a percent of total water production are listed in the following table:

	Three Months Ended March 31
	2009	2008
Well production	42%	44%
Purchased	54%	52%
Surface	4%	4%

Total	100%	100%

Washington Water, New Mexico Water and Hawaii Water obtain all of their water supply from wells. The components of water production costs are shown in the table below:

	Three Months Ended March 31
	2009	2008	Change
Purchased water	$22,940	$20,711	$2,229
Purchased power	4,543	3,454	1,089
Pump taxes	1,385	1,193	192

Total	$28,868	$25,358	$3,510

Purchased water costs increased primarily due to price increases from water wholesalers. Total water production measured in acre feet decreased by 6% during the first quarter of 2009 as compared with the first quarter of 2008 due to higher precipitation, as compared to the same period in 2008.
Administrative and general expense and other operations expense increased 23% to $31.3 million. The primary increase was due to increased pension and postretirement benefit costs, other benefit costs, and outside legal services. Effective January 1, 2009, wage increases became effective and there was an increase in the number of employees. At March 31, 2009, there were 925 employees and at March 31, 2008, there were 907 employees.
Maintenance expenses increased by 13% to $4.6 million in the first quarter of 2009 compared to $4.1 million in the first quarter of 2008, due to increase in main repairs. Depreciation and amortization expense increased $1.0 million, or 11%, because of 2008 capital additions.
Federal and state income taxes charged to operating expenses and other income and expenses increased $1.0 million, from a provision of $0.1 million in the first quarter of 2008 to $1.2 million in the first quarter of 2009, due to an increase in pretax income. We expect the effective tax rate to be between 38% and 40% for fiscal year 2009.
Other Income and Expense
Non-regulated revenue, net of related expenses, and gain on sale of non-utility property reflected income of $0.5 million for the first quarter of 2009, compared to a loss of $0.1 million in the same period last year, which is an increase of $0.6 million. The change from the prior year is due to the gain on sale of non-utility property.
Interest Expense
Total interest expense, net of interest capitalized, decreased $0.2 million to $4.4 million for the first quarter of 2009 compared to the same period last year. This decrease was attributable to the increased capitalized interest resulting from capital expenditure activity.
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
Surcharges and surcredits, which are usually effective for a twelve-month period, are authorized by the CPUC to recover the memorandum and balancing accounts under- and over- collections usually due to changes in offsettable expenses. However, significant under-collection may be authorized over multiple years. Typically, an expense difference occurs during the time period from when an offsettable expense rate changes and we are allowed to adjust its water rates. Expense changes for this regulatory lag period, which may exceed two months, are booked into memorandum and balancing accounts for later recovery. These accounts are subject to reasonableness reviews. Future recovery of balancing account balances will be addressed in general rate cases or by advice letter filings if the account balance is greater than 2% of revenues. As of December 31, 2008 and March 31, 2009, the amount in the balancing accounts was $1.5 million and $1.2 million, respectively.
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
Remaining Unrecorded Balances from Previously Authorized Balancing Accounts Recoveries/Refunds
The total of unrecorded, under-collected memorandum and balancing accounts was approximately $1.2 million as of March 31, 2009. Included in this amount, Cal Water has amounts from districts that are pending further action when balances become large enough to warrant action of either recovery or refund.
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

2009 Regulatory Activity to Date
In January and February 2009, Cal Water filed advice letters to offset increased purchased water and pump tax rates in seven of its regulated districts totaling $9.9 million in annual revenue. Under CPUC advice letter processing rules, Cal Water charges the rates in expense offset advice letters to its customers upon filing. These rates were approved in late February 2009. However, expense offsets are dollar-for-dollar increases in revenue to match increased expenses and interact with the WRAM and MCBA mechanisms so that net operating revenue is not affected by an offset increase.
In January 2009 the City of Hawthorne approved Cal Water’s requested rate increase for its leased water system. The increase will take effect in phases, with a $0.8 million annual increase in February 2009, a $1.0 million annual increase in July 2009, and a $1.2 million annual increase in January 2010.
In January 2009 Cal Water filed an application to the CPUC for approvals and consents related to its secured debt offering, which was completed on April 17, 2009. The application included, among other things, requests for (i) a waiver of a CPUC policy, which would allow debt offerings by Cal Water of up to $100 million in principal amount be conducted through a single underwriter and (ii) clarification that complying with the terms of the indenture for the outstanding unsecured notes by granting the holders a first mortgage security interest upon the issuance of additional first mortgage debt does not use any of the Cal Water’s previously used financing authorization. This application was approved by the Commission in March 2009. On March 30, 2009, the CPUC issued decision 09-03-038 granting Cal Water (i) a competitive bidding rule exemption for the issuance of $100 million of first mortgage bonds to the extent that no one purchaser from Cal Water is permitted to acquire more than $20 million in debt in a calendar year, (ii) authority to exchange $260 million of its senior notes for first mortgage bonds without obtaining additional financing authority, and (iii) a competitive bidding rule exemption for an exchange of $260 million of senior notes for first mortgage bonds.
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
In May 2009, as allowed in the Commission’s 2007 Rate Case Plan, Cal Water intends to file advice letters for interim rate increases for eight districts effective in July 2009. Under the Commission’s prior rate case plan, these districts would have had rates effective in July 2009. The interim rate changes will be adjusted once the Commission has issued a determination in Cal Water’s 2009 GRC, expected in the fourth quarter of 2010.
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
LIQUIDITY
Cash flows from Operations
Cash flows from operations were $11.5 million for the first quarter of 2009. Cash flows from operations is primarily generated by changes in our operating assets and liabilities. Cash generated by operations varies during the year which is dependent upon customer billings and timing of estimated tax payments.
During the first quarter of 2009, we made contributions to our pension and retiree health care plan of $11.6 million compared to $176 paid during the first quarter of 2008. As approved in the 2007 General Rate Case, we will be increasing the funding level of our pension and retiree health care plan compared with prior years.
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
Investing Activities
During the first quarter of 2009, we had company-funded capital expenditures of $23.5 million. For 2009, our capital budget is approximately $100 to $120 million.
Financing Activities
During the first quarter of 2009, there were no debt or equity offerings; however, we began to utilize our bank lines of credit as anticipated. In April 2009, Cal Water issued $100 million of First Mortgage Bonds at the rate of 5.875 due in 2019, which are fully and unconditionally guaranteed by the Company. Proceeds were used to pay down Cal Water’s short-term borrowings and will be added to Cal Water’s general funds to be used for capital expenditures and other corporate items. Dividend payments were higher than the prior year due to an increased dividend rate paid in the current year.
Short-Term and Long-Term Debt
Short-term liquidity is provided by bank lines of credit funds extended to us and certain of our subsidiaries and by internally generated funds. Long-term financing is accomplished through the use of both debt and equity. As of March 31, 2009, there were short-term borrowings of $52 million outstanding on the line of credit. There were short-term bank borrowings of $40 million at December 31, 2008.
There were no significant additions to long-term debt in the first quarter of 2009, and we made principal payments on our first mortgage bonds and other long-term debt payments of $483 during the first quarter of 2009. As noted above, subsequent to March 31, 2009, we issued $100 million of First Mortgage Bonds. In connection with this issuance, Cal Water’s outstanding senior notes in the aggregate principal amount of $259 million were exchanged for first mortgage bonds with the same interest rate and maturities the previously outstanding senior notes for which they were exchanged.
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
Credit Ratings
Cal Water’s first mortgage bonds are rated by Standard & Poor’s (S&P). Since 2004, the credit rating agency has maintained their rating of A+ and characterized us as stable. On April 8, 2009, Standard & Poor’s issued a rating of AA- on the 5.875% $100 million First Mortgage Bonds issued in April. If rating were downgraded in the future, it may result in a higher interest rate on future debt.
Dividends, Book Value and Shareholders
The first quarter common stock dividend of $0.2950 per share was paid on February 20, 2009, compared to a quarterly dividend in the first quarter of 2008 of $0.2925. This was Cal Water’s 257th consecutive quarterly dividend. Annualized, the 2009 dividend rate is $1.18 per common share, compared to $1.17 in 2008. For the full year 2008, the payout ratio was 62% of net income. On a long-term basis, our goal is to achieve a dividend payout ratio of 60% of net income accomplished through future earnings growth.
At its April 29, 2009 meeting, the Board declared the second quarter dividend of $0.2950 per share payable on May 15, 2009, to stockholders of record on May 4, 2009. This will be our 258th consecutive quarterly dividend.

2009 Financing Plan
Cal Water is currently reviewing its financing needs for 2009 and 2010. We intend to fund our capital needs in future periods through a relatively balanced approach between long-term debt and equity.
Book Value and Stockholders of Record
Book value per common share was $19.25 at March 31, 2009 compared to $19.44 at December 31, 2008.
There are approximately 2,675 stockholders of record for our common stock, as of our record date, March 31, 2009.
Utility Plant Expenditures
During the first quarter of 2009, capital expenditures totaled $25 million; $23.5 million was from company-funded projects and $1.5 million was from third-party-funded projects. The planned 2009 company-funded capital expenditure budget is approximately $100 to $120 million. The actual amount may vary from the budget number due to timing of actual payments related to current year projects and prior year projects. We do not control third-party-funded capital expenditures and therefore are unable to estimate the amount of such projects for 2009.
At March 31, 2009, construction work in progress was $91.9 million compared to $80.6 million at December 31, 2008. Work in progress includes projects that are under construction but not yet complete and placed in service.
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
California’s normal weather pattern yields little precipitation between mid-spring and mid-fall. The Washington Water service areas receive precipitation in all seasons, with the heaviest amounts during the winter. New Mexico Water’s rainfall is heaviest in the summer monsoon season. Hawaii Water receives precipitation throughout the year, with the largest amounts in the winter months. Water usage in all service areas is highest during the warm and dry summers and declines in the cool winter months. Rain and snow during the winter months replenish underground water aquifers and fill reservoirs, providing the water supply for subsequent delivery to customers. To date, snowpack water content and rainfall accumulation during the 2008 – 2009 water year is 91% of normal (as of April 2, 2009 per the California Department of Water Resources). Precipitation in the prior year was below average. Management believes that supply pumped from underground aquifers and purchased from wholesale suppliers will be adequate to meet customer demand during 2009 and beyond. However, water rationing may be required in 2009, if declared by the state or local jurisdictions. Long-term water supply plans are developed for each of our districts to help assure an adequate water supply under various operating and supply conditions. Some districts have unique challenges in meeting water quality standards, but management believes that supplies will meet current standards using current treatment processes.
CONTRACTUAL OBLIGATIONS
During the three-months ended March 31, 2009, there were no material changes in contractual obligations outside the normal course of business.
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
Item 4.
CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(c) under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for timely decisions regarding required disclosure.
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
Our management, with the participation of our CEO and our CFO, evaluated the effectiveness of our disclosure controls and procedures as of April 13, 2009. Based on that evaluation, we concluded that our disclosure controls and procedures were effective at the reasonable assurance level
(b) Changes to Internal Control Over Financial Reporting
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
Other Legal Matters
From time to time, the Company has been named as a co-defendant in several asbestos related lawsuits. The Company has been dismissed without prejudice in several of these cases. In other cases our contractor’s and our insurance policy carriers have settled the cases with no effect on our financial statements. As such we do not currently believe that there is any potential loss which is probable of occurring related to these matters and therefore no accrual or contingency has been recorded.
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

Item 6.
EXHIBITS

Exhibit	Description
10.1	Amendment No. 2 to Loan Agreement dated as of April 17, 2009 between Bank of America, N.A. and California Water Service Company (Exhibit 10.1 to current report on From 8-K of the registrant dated April 21, 2009).

10.2	Amendment No. 1 to Loan Agreement dated as of April 17, 2009 among Bank of America, N.A. and California Water Service Group, CWS Utility Services, Washington Water Service Company, New Mexico Water Service Company, and Hawaii Water Service Company, Inc. (Exhibit 10.2 to current report on From 8-K of the registrant dated April 21, 2009).

31.1	Chief Executive Officer certification of financial statements pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

31.2	Chief Financial Officer certification of financial statements pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

32	Chief Executive Officer and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

SIGNATURES
Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CALIFORNIA WATER SERVICE GROUP Registrant
May 11, 2009
	By:	/s/ Martin A. Kropelnicki
Martin A. Kropelnicki
Vice President, Chief Financial Officer and Treasurer

Exhibit Index

Exhibit	Description
10.1	Amendment No. 2 to Loan Agreement dated as of April 17, 2009 between Bank of America, N.A. and California Water Service Company (Exhibit 10.1 to current report on From 8-K of the registrant dated April 21, 2009).

10.2	Amendment No. 1 to Loan Agreement dated as of April 17, 2009 among Bank of America, N.A. and California Water Service Group, CWS Utility Services, Washington Water Service Company, New Mexico Water Service Company, and Hawaii Water Service Company, Inc. (Exhibit 10.2 to current report on From 8-K of the registrant dated April 21, 2009).

31.1	Chief Executive Officer certification of financial statements pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

31.2	Chief Financial Officer certification of financial statements pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

32	Chief Executive Officer and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002