Form 10-Q
period 2009-06-30
CALIFORNIA WATER SERVICE GROUP
filed 2009-08-06
CIK 1035201

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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
Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act) Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common shares outstanding as of August 3, 2009 — 20,744,952

PART I FINANCIAL INFORMATION
Item 1.
FINANCIAL STATEMENTS
The condensed consolidated financial statements presented in this filing on Form 10-Q have been prepared by management and are unaudited.
CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited
(In thousands, except per share data)

	June 30,	December 31,
	2009	2008
ASSETS
Utility plant:
Utility plant	$1,638,356	$1,583,079
Less accumulated depreciation and amortization	(492,989)	(470,712)

Net utility plant	1,145,367	1,112,367

Current assets:
Cash and cash equivalents	41,498	13,869
Receivables:
Customers	26,613	22,786
Regulatory balancing accounts	12,612	4,629
Other	7,687	7,442
Unbilled revenue	20,273	13,112
Materials and supplies at average cost	5,244	5,070
Taxes, prepaid expenses and other assets	10,565	12,890

Total current assets	124,492	79,798

Other assets:
Regulatory assets	199,194	198,293
Goodwill	3,906	3,906
Other assets	30,281	23,743

Total other assets	233,381	225,942

	$1,503,240	$1,418,107

CAPITALIZATION AND LIABILITIES
Capitalization:
Common stock, $.01 par value	$207	$207
Additional paid-in capital	214,451	213,922
Retained earnings	191,098	188,820

Total common stockholders’ equity	405,756	402,949
Long-term debt, less current maturities	383,500	287,498

Total capitalization	789,256	690,447

Current liabilities:
Current maturities of long-term debt	2,664	2,818
Short-term borrowings	12,000	40,000
Accounts payable:
Trade and other	42,267	39,187
Regulatory balancing accounts	6,077	2,585
Accrued interest	4,013	3,295
Accrued expenses and other liabilities	34,189	35,311

Total current liabilities	101,210	123,196
Unamortized investment tax credits	2,392	2,392
Deferred income taxes, net	76,008	72,344
Pension and postretirement benefits other than pensions	152,468	152,685
Regulatory and other liabilities	83,282	83,312
Advances for construction	179,566	176,163
Contributions in aid of construction	119,058	117,568
Commitments and contingencies	—	—

	$1,503,240	$1,418,107

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Unaudited
(In thousands, except per share data)

	June 30,	June 30,
For the three months ended	2009	2008

Operating revenue	$116,667	$105,581

Operating expenses:
Operations:
Water production costs	41,702	40,349
Administrative and general	19,386	13,835
Other operations	14,330	12,766
Maintenance	4,312	4,947
Depreciation and amortization	10,282	9,276
Income taxes	6,789	6,442
Property and other taxes	3,911	3,484

Total operating expenses	100,712	91,099

Net operating income	15,955	14,482

Other income and expenses:
Non-regulated revenue	3,098	1,696
Non-regulated expenses, net	(721)	(1,132)
Gain on sale of non-utility property	72	7
Income taxes expense on other income and expenses	(992)	(219)

Net other income and expenses	1,457	352

Interest expense:
Interest expense	5,962	5,157
Less: capitalized interest	(640)	(439)

Net interest expense	5,322	4,718

Net income	$12,090	$10,116

Earnings per share
Basic	$0.58	$0.48

Diluted	$0.58	$0.48

Weighted average shares outstanding
Basic	20,745	20,717

Diluted	20,767	20,741

Dividends declared per share of common stock	$0.2950	$0.2925

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Unaudited
(In thousands, except per share data)

	June 30,	June 30,
For the six months ended	2009	2008

Operating revenue	$203,280	$178,502

Operating expenses:
Operations:	8,947	9,060
Water production costs	70,570	65,707
Administrative and general	38,247	27,253
Other operations	26,786	24,831
Maintenance	8,947	9,060
Depreciation and amortization	20,480	18,498
Income taxes	8,021	6,616
Property and other taxes	7,999	7,223

Total operating expenses	181,050	159,188

Net operating income	22,230	19,314

Other income and expenses:
Non-regulated revenue	5,979	4,601
Non-regulated expenses, net	(3,362)	(4,168)
Gain on sale of non-utility property	675	7
Income taxes expense on other income and expenses	(1,330)	(170)

Net other income and expense	1,962	270

Interest expense:
Interest expense	11,000	10,171
Less: capitalized interest	(1,319)	(889)

Net interest expense	9,681	9,282

Net income	$14,511	$10,302

Earnings per share
Basic	$0.70	$0.49

Diluted	$0.70	$0.49

Weighted average shares outstanding
Basic	20,738	20,702

Diluted	20,763	20,726

Dividends declared per share of common stock	$0.5900	$0.5850

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
(In thousands)

	June 30,	June 30,
For the six months ended:	2009	2008
Operating activities
Net income	$14,511	$10,302

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,614	18,498
Gain on sale of non-utility property	(675)	(7)
Change in value of life insurance contracts	(1,827)	—
Other changes in noncurrent assets and liabilities	3,729	(184)
Changes in operating assets and liabilities:
Receivables	(12,065)	(1,695)
Accounts payable	9,916	2,317
Other current assets	(5,018)	(7,962)
Other current liabilities	(143)	9,994
Other changes, net	518	1,488

Net adjustments	16,049	22,449

Net cash provided by operating activities	30,560	32,751

Investing activities:
Utility plant expenditures:
Company funded	(50,655)	(38,527)
Developer funded	(2,275)	(4,823)
Purchase of life insurance	(1,613)	(1,367)
Proceeds on sale of non-utility property	750	—

Net cash used in investing activities	(53,793)	(44,717)

Financing activities:
Short-term borrowings	20,000	23,000
Repayment of short-term borrowing	(48,000)	—
Advances and contributions in aid of construction	2,414	5,166
Refunds of advances for construction	(2,520)	(3,675)
Dividends paid	(12,233)	(12,191)
Proceeds from long-term debt, net of issuance cost of $3,390	96,610	—
Repayment of long-term debt	(5,439)	(939)
Issuance of common stock	30	—

Net cash provided by financing activities	50,862	11,361

Change in cash and cash equivalents	27,629	(605)
Cash and cash equivalents at beginning of period	13,869	6,734

Cash and cash equivalents at end of period	$41,498	$6,129

Supplemental information
Cash paid for interest, net of interest capitalized	$8,553	$8,698
Cash paid for income taxes	358	16

Supplemental disclosure of non-cash activities:
Accrued payables for investments in utility plant	$7,623	$19,099
Purchase of intangible assets with company common stock	—	$1,300
Utility plant contribution by developers	$7,584	$6,315
See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

CALIFORNIA WATER SERVICE GROUP
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2009
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

Under the MCBA, Cal Water tracks adopted expense levels for purchased water, purchased power, and pump taxes, as established by the CPUC. Variances (which include the effects of changes in both rate and volume) between adopted and actual purchased water, purchased power, and pump tax expenses are recorded as a component of revenue, as the amount of such variances will be recovered from or refunded to the Company’s customers at a later date. This is reflected with an offsetting entry to a current asset or liability regulatory balancing account (tracked individually for each Cal Water district).
The balances in the WRAM and MCBA asset and liability accounts fluctuate on a monthly basis depending upon the variance between adopted and actual results. The recovery or refund of the WRAM is netted against the MCBA over- or under-recovery for the corresponding district and is interest bearing at the current 90 day commercial paper rate. When the net amount for any district achieves a pre-determined level at the end of any calendar year (i.e., at least 2.5 percent over- or under-recovery of the approved revenue requirement), Cal Water will file with the CPUC to refund or collect the balance in the accounts. Account balances less than those levels may be refunded or collected in Cal Water’s general rate case proceedings or aggregated with future calendar year balances for comparison with the recovery level. As of June 30, 2009 and December 31, 2008, the net aggregated asset included in accounts receivable was $12,612 and $4,629, respectively, and the aggregate liability included in accounts payable was $6,077 and $2,585, respectively.
     Recent Accounting Pronouncements Adopted
In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 141(R), “Business Combinations.” The statement applies prospectively to business combinations for which the acquisition date is on or after years beginning after December 15, 2008. SFAS 141(R) significantly changes current practices regarding business combinations. Among the more significant changes, SFAS 141(R) expands the definition of a business and a business combination; requires the acquirer to recognize the assets acquired, liabilities assumed and noncontrolling interests (including goodwill), measured at fair value at the acquisition date; requires acquisition-related expenses and restructuring costs to be recognized separately from the business combination and requires assets acquired and liabilities assumed from contractual and non-contractual contingencies to be recognized at their acquisition date fair values with subsequent changes recognized in earnings. Statement 141(R) requires that an entity record, generally through income tax expense, adjustments made after the measurement period (and adjustments during the measurement period that relate to facts and circumstances that did not exist as of the acquisition date) to (1) valuation allowances for acquired deferred tax assets and (2) acquired tax uncertainties. The Company adopted SFAS No. 141 (R) effective January 1, 2009.
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51.” The statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interests in a subsidiary and for the deconsolidation of a subsidiary. The statement is effective for years beginning after December 15, 2008. The Company adopted SFAS No. 160 effective January 1, 2009, and it did not have a material impact on the Company’s financial position, results of operation, or cash flows.
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
In April 2009, the FASB issued FSP SFAS 107-1 and APB No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP SFAS 107-1 and APB No. 28-1”). This FSP amends SFAS No. 107 and APB Opinion No. 28. “Interim Financial Reporting” to require disclosures about the fair value of financial instruments for interim reporting periods that were previously only required for annual reporting periods. An entity is required to disclose the fair value of financial assets and liabilities together with the related carrying amount and where the carrying amount is classified in the Condensed Consolidated Balance Sheets. FSP SFAS 107-1 and APB No. 28-1 is effective prospectively for interim reporting periods after June 15, 2009. The Company adopted FSP SFAS 107-1 and APB No. 28-1 for the period ended June 30, 2009. See Note 9.
In May 2009, the FASB issued SFAS No. 165, “Subsequent Events.” SFAS No. 165 does not significantly change the prior accounting practice for subsequent events except for the requirement to disclose the date through which an entity has evaluated subsequent events and the basis for that date. The Company adopted SFAS No. 165 for the period ended June 30, 2009. There were no significant events or transactions that occurred after the balance sheet date and before the issuance of the financial statements on August 6, 2009 that would have significantly changed the June 30, 2009 financial statements.

     Accounting Pronouncements Issued But Not Yet Adopted
In December 2008, the FASB issued FSP FAS 132(R)-1,“Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP 132(R)-1”). FSP 132(R)-1 amends and expands the disclosure requirements of SFAS No. 132. An entity is required to provide qualitative disclosures about how investment allocation decisions are made, the inputs and valuation techniques used to measure the fair value of plan assets, and the concentration of risk within plan assets. Additionally, quantitative disclosures are required showing the fair value of each major category of plan assets, the levels in which each asset is classified within the fair value hierarchy, and a reconciliation for the period of plan assets which are measured using significant unobservable inputs. FSP 132(R)-1 is effective prospectively for fiscal years ending after December 15, 2009. The Company will include the expanded disclosure requirement in the consolidated financial statements for future annual periods.
In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of SFAS No. 162.” The Codification is a reorganization and compilation of all existing authoritative U.S. GAAP recognized by the FASB to be applied to nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities law are also sources of authoritative GAAP for SEC registrants. On the effective date of this statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009.
Note 3. Stock-based Compensation
     Long-Term Incentive Plan
The Company had a stockholder-approved Long-Term Incentive Plan (which was replaced on April 27, 2005, by a stockholder-approved Equity Incentive Plan) that allowed granting of non-qualified stock options. The Company had accounted for options issued under the Long-Term Incentive Plan using the intrinsic value method under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” All outstanding options (83,250 shares at June 30, 2009) have an exercise price equal to the market price on the date they were granted. The weighted average price of the options is $24.90. All options granted under the Long-Term Incentive Plan are fully vested. No compensation expense was recorded for the six-month periods ended June 30, 2009 and 2008 related to stock options issued under the Long-Term Incentive Plan.
     Equity Incentive Plan
Under the Company’s Equity Incentive Plan, which was approved by shareholders in April 2005, the Company is authorized to issue up to 1,000,000 shares of common stock. In the six months ended June 30, 2009 and 2008, the Company granted Restricted Stock Awards (RSAs) of 21,000 and 16,630 shares, respectively, of common stock both to officers and to directors of the Company. Employee options vest ratably over 48 months, while director options vest at the end of 12 months. The shares were valued at $38.38 and $37.60 per share, respectively, based upon the fair market value of the Company’s common stock on the date of grant.
In addition, in the six months ended June 30, 2009 and 2008, Stock Appreciation Rights (SARs) equivalent to 71,500 and 47,070 shares, respectively, were granted to officers, which vest ratably over 48 months and expire at the end of 10 years. The grant-date fair value for SARs was determined using the Black Scholes model, which arrived at a fair value of $10.50 and $6.03 per share, respectively. Upon exercise of a SAR, the appreciation is payable in common shares of the Company.
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

The table below reflects SARs activity under the Equity Incentive Plan for the six months ended June 30, 2009.

		Weighted Average
	Shares	Exercise Price
Stock Appreciation Rights
Outstanding at December 31, 2008	108,710	$38.16
Granted	71,500	38.38
Exercised	—	—
Cancelled	—	—

Outstanding at June 30, 2009	180,210	$38.25

Exercisable at June 30, 2009	64,352	$38.36

The Company has recorded compensation costs for the RSAs and SARs in Operating Expense in the amount of $221 and $186 for the quarters ended June 30, 2009, and June 30, 2008, respectively, and $505 and $277 for the six months ended June 30, 2009 and 2008, respectively.
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
The SARs outstanding of 180,210 and 108,710 are anti-dilutive for the second quarter and six months ended June 30, 2009 and 2008. All options are dilutive and the dilutive effect is shown in the table below.
(In thousands, except per share data)

	Three Months Ended June 30
	2009	2008
Net income	$12,090	$10,116
Less preferred dividends	—	(38)

Net income available to common stockholders	$12,090	$10,078

Weighted average common shares, basic	20,745	20,717
Dilutive common stock options (treasury method)	22	24

Shares used for dilutive computation	20,767	20,741

Net income per share — basic	$0.58	$0.48

Net income per share — diluted	$0.58	$0.48

	Six Months Ended June 30
	2009	2008
Net income	$14,511	$10,302
Less preferred dividends	—	(76)

Net income available to common stockholders	$14,511	$10,226

Weighted average common shares, basic	20,738	20,702
Dilutive common stock options (treasury method)	25	24

Shares used for dilutive computation	20,763	20,726

Net income per share — basic	$0.70	$0.49

Net income per share — diluted	$0.70	$0.49

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
Cash payments by the Company related to pension plans and other postretirement benefits were $17,892 for the six months ended June 30, 2009. The estimated cash contribution to the pension plans for 2009 is $29,600. The estimated contribution to the other benefits plan for 2009 is $9,600.
The following table lists components of the pension plans and other postretirement benefits. The data listed under “pension plan” includes the qualified pension plan and the non-qualified supplemental executive retirement plan. The data listed under “other benefits” is for all other postretirement benefits.

	Three Months Ended June 30				Six Months Ended June 30
	Pension Plan		Other Benefits		Pension Plan		Other Benefits
	2009	2008	2009	2008	2009	2008	2009	2008
Service cost	$2,354	$1,336	$954	$361	$4,560	$2,671	$1,458	$722
Interest cost	3,158	1,628	890	433	6,176	3,256	1,408	865
Expected return on plan assets	(1,871)	(1,578)	(208)	(156)	(3,578)	(3,155)	(393)	(312)
Recognized net initial APBO (1)	N/A	N/A	69	69	N/A	N/A	138	138
Amortization of prior service cost	1,533	468	29	29	3,066	936	58	58
Recognized net actuarial loss	505	81	612	75	966	162	811	150

Net periodic benefit cost	$5,679	$1,935	$2,346	$811	$11,190	$3,870	$3,480	$1,621

(1)	APBO — Accumulated postretirement benefit obligation
Note 6. Short-term Borrowings
The Company maintained a bank line of credit providing unsecured borrowings of up to $20 million and Cal Water maintained a separate bank line of credit for an additional $55 million. On April 17, 2009, the Company’s and Cal Water’s loan agreements with Bank of America, N.A. were amended so that the interest rate payable on outstanding borrowings is equal to the bank’s prime rate minus 0.75 percentage points or the LIBOR rate plus 1.0 percentage point. Additionally, the Company and Cal Water agreed to a fee of 0.15% based upon any unused commitment. The amendment also changed the expiration date to April 16, 2010. The agreement with the Company requires a debt to capitalization ratio of less than 0.667:1.0 and an interest coverage ratio of at least 2.5:1.0. As of June 30, 2009, the Company and Cal Water were in compliance with the bank covenants in the loan agreements. At June 30, 2009, there were no outstanding borrowings on the Cal Water line of credit and the outstanding borrowings on the Company line of credit was $12 million.
Note 7. Long-Term Debt
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
In connection with the offering, Cal Water exercised its option to redeem the remaining $3.0 million of 8.86% Series J First Mortgage Bonds due 2023, which Cal Water assumed in connection with its acquisition of Dominguez Water Corporation in 2000. The redemption was effected pursuant to the terms of the indenture and supplemental indentures governing the Series J bonds. The Series J bonds were redeemed at a redemption price equal to 100% of the outstanding principal amount of the Series J bonds plus a make-whole premium of $1.0 million, and accrued and unpaid interest to the date of redemption.
Note 8. Commitments and Contingencies
Commitments
The Company has significant commitments to lease certain office spaces and water systems, and for the purchase of water from water wholesalers. These commitments are described in footnote 15 of the current report on Form 8-K dated April 7, 2009.

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
In connection with these suits, our insurance carrier, Employers Insurance of Wausau (Wausau) filed a separate lawsuit against us for reimbursement of past defense costs which approximate $1.5 million and a declaratory determination of coverage. On January 23, 2008, the Court heard various parties’ motions and on September 25, 2008 issued its rulings that Wausau had a duty to defend; therefore, the Company will not have to reimburse Wausau for previously incurred defense costs. The Court did not find Wausau’s actions were intended to harm the Company, so punitive damages will not be recoverable by the Company. However, the Court also found that the issue of policy coverage would be determined at trial. Trial commenced on June 1, 2009. During trial, the parties entered into a confidential settlement agreement which did not have a significant impact to the Company’s results of operations. The confidential settlement was fully executed on June 23, 2009, and a dismissal with prejudice of the lawsuit has been submitted to the Court.
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
The Company is involved in a lawsuit against major oil refineries regarding the contamination of the ground water as a result of the gas additive MTBE. The Company entered into a partial settlement with the defendants in April of 2008 that represent approximately 70% of the responsible parties (as determined by the Superior Court). On October 22, 2008, the Company received $34.2 million after deducting attorneys’ fees and litigation expenses. The Company is aggressively pursuing legal action against the remaining responsible parties. The Company has filed with the Commission to determine the appropriate regulatory treatment of the proceeds. It anticipates that the proceeds will be used by the Company on infrastructure improvements. The Company has filed with the Internal Revenue Service a request for a private letter ruling regarding the taxability of the proceeds.
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
From time to time, the Company has been named as a co-defendant in several asbestos related lawsuits. The Company has been dismissed without prejudice in several of these cases. In other cases our contractors and our insurance policy carriers have settled the cases with no effect on the Company’s financial statements. As such the Company does not currently believe that there is any potential loss which is probable of occurring related to these matters and therefore no accrual or contingency has been recorded.
Note 9. Fair Value of Financial Instruments
For those financial instruments for which it is practicable to estimate a fair value, the following methods and assumptions were used. For cash equivalents, accounts receivable and accounts payable, the carrying amount approximates the fair value because of the short-term maturity of the instruments. The fair value of the Company’s long-term debt is estimated at $399 million and $290 million as of June 30, 2009 and December 31, 2008, respectively, using the published quoted market price, if available, or the discounted cash flow analysis, based on the current rates available to the Company for debt of similar maturities and credit risk. The book value of the long-term debt is $384 million and $287 million as of June 30, 2009 and December 31, 2008, respectively. The fair value of advances for construction contracts is estimated at $67 million as of June 30, 2009, and $66 million as of December 31, 2008, based on data of recent market transactions.
Note 10. Condensed Consolidating Financial Statements
As discussed in Note 7, on April 17, 2009, Cal Water issued $100 million aggregate principal amount of 5.875% First Mortgage bonds due 2019, which are fully and unconditionally guaranteed by California Water Service Group (Parent Company). The following tables present the condensed consolidating statements of income of California Water Service Group (Guarantor and Parent), Cal Water (issuer and wholly-owned consolidated subsidiary of California Water Service Group) and other wholly-owned subsidiaries of the Company for the three-month and six-month periods ended June 30, 2009 and 2008, the condensed consolidating statements of cash flows for the six-months ended June 30, 2009 and 2008, and the condensed consolidating balance sheets as of June 30, 2009, and December 31, 2008. The information is presented utilizing the equity method of accounting for investments in consolidating subsidiaries.

CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATING BALANCE SHEET
As of June 30, 2009
(In thousands)

	Parent		All Other	Consolidating
	Company	Cal Water	Subsidiaries	Adjustments	Consolidated
ASSETS
Utility plant:
Utility plant	$—	$1,539,129	$106,426	$(7,199)	$1,638,356
Less accumulated depreciation and amortization	—	(471,638)	(22,412)	1,061	(492,989)

Net utility plant	—	1,067,491	84,014	(6,138)	1,145,367

Current assets:
Cash and cash equivalents	1,371	35,970	4,157	—	41,498
Receivables and unbilled revenue	11	62,906	4,268	—	67,185
Receivables from affiliates	11,959	10,690	1,990	(24,639)	—
Other current assets	84	15,013	712	—	15,809

Total current assets	13,425	124,579	11,127	(24,639)	124,492

Other assets:
Regulatory assets	—	198,796	398	—	199,194
Investments in affiliates	406,243	—	—	(406,243)	—
Long-term affiliate notes receivable	11,664	—	—	(11,664)	—
Other assets	—	25,580	8,812	(205)	34,187

Total other assets	417,907	224,376	9,210	(418,112)	233,381

	$431,332	$1,416,446	$104,351	$(448,889)	$1,503,240

CAPITALIZATION AND LIABILITIES
Capitalization:
Common stockholders’ equity	$405,756	$375,690	$36,921	$(412,611)	$405,756
Affiliate long-term debt	—	—	11,664	(11,664)	—
Long-term debt, less current maturities	—	380,015	3,485	—	383,500

Total capitalization	405,756	755,705	52,070	(424,275)	789,256

Current liabilities:
Current maturities of long-term debt	—	1,918	746	—	2,664
Short-term borrowings	12,000		—	—	12,000
Payables to affiliates	12,313	1,695	10,631	(24,639)	—
Accounts payable	—	43,977	4,367	—	48,344
Accrued expenses and other liabilities	1,263	32,143	4,771	25	38,202

Total current liabilities	25,576	79,733	20,515	(24,614)	101,210

Unamortized investment tax credits	—	2,392	—	—	2,392
Deferred income taxes, net	—	73,667	2,341	—	76,008
Pension and postretirement benefits other than pensions	—	152,468	—	—	152,468
Regulatory and other liabilities	—	75,420	7,862	—	83,282
Advances for construction	—	178,033	1,533	—	179,566
Contributions in aid of construction	—	99,028	20,030	—	119,058

	$431,332	$1,416,446	$104,351	$(448,889)	$1,503,240

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

CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATING STATEMENT OF INCOME
For the three months ended June 30, 2009
(In thousands)

	Parent		All Other	Consolidating
	Company	Cal Water	Subsidiaries	Adjustments	Consolidated

Operating revenue	$—	$109,797	$6,870	$—	$116,667

Operating expenses:
Operations:
Water production costs	—	39,979	1,723	—	41,702
Administrative and general	—	17,303	2,083	—	19,386
Other operations	—	12,386	2,058	(114)	14,330
Maintenance	—	4,054	258	—	4,312
Depreciation and amortization	—	9,448	869	(35)	10,282
Income taxes (benefit)	(40)	6,953	(242)	118	6,789
Property and other taxes	—	3,444	467	—	3,911

Total operating expenses	(40)	93,567	7,216	(31)	100,712

Net operating income (loss)	40	16,230	(346)	31	15,955

Other Income and Expenses:
Non-regulated revenue	181	1,987	1,249	(319)	3,098
Non-regulated expense, net	—	87	(808)	—	(721)
Gain on sale on non-utility property	—	77	(5)	—	72
Income tax benefit (expense) on other income and expense	(74)	(876)	(146)	104	(992)

Net other income and expense	107	1,275	290	(215)	1,457

Interest:
Interest expense	98	5,812	257	(205)	5,962
Less: capitalized interest	—	(505)	(135)	—	(640)

Net interest expense	98	5,307	122	(205)	5,322

Equity earnings of subsidiaries	12,041	—	—	(12,041)	—

Net income (loss)	$12,090	$12,198	$(178)	$(12,020)	$12,090

CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATING STATEMENT OF INCOME
For the six months ended June 30, 2009
(In thousands)

	Parent		All Other	Consolidating
	Company	Cal Water	Subsidiaries	Adjustments	Consolidated

Operating revenue	$—	$190,073	$13,207	$—	$203,280

Operating expenses:
Operations:
Water production costs	—	67,059	3,511	—	70,570
Administrative and general	—	34,542	3,705	—	38,247
Other operations	—	23,417	3,597	(228)	26,786
Maintenance	—	8,574	373	—	8,947
Depreciation and amortization	—	18,883	1,666	(69)	20,480
Income taxes (benefit)	(65)	8,132	(359)	313	8,021
Property and other taxes	—	6,953	1,046	—	7,999

Total operating expenses	(65)	167,560	13,539	16	181,050

Net operating income (loss)	65	22,513	(332)	(16)	22,230

Other Income and Expenses:
Non-regulated revenue	352	3,944	2,296	(613)	5,979
Non-regulated expense, net	—	(1,655)	(1,707)	—	(3,362)
Gain on sale on non-utility property	—	675	—	—	675
Income tax benefit (expense) on other income and expense	(144)	(1,207)	(264)	285	(1,330)

Net other income and expense	208	1,757	325	(328)	1,962

Interest:
Interest expense	159	10,728	498	(385)	11,000
Less: capitalized interest	—	(1,050)	(269)	—	(1,319)

Net interest expense	159	9,678	229	(385)	9,681

Equity earnings of subsidiaries	14,397	—	—	(14,397)	—

Net income (loss)	$14,511	$14,592	$(236)	$(14,356)	$14,511

CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATING STATEMENT OF INCOME
For the three months ended June 30, 2008
(In thousands)

	Parent		All Other	Consolidating
	Company	Cal Water	Subsidiaries	Adjustments	Consolidated

Operating revenue	$—	$101,710	$3,871	$—	$105,581

Operating expenses:
Operations:
Water production costs	—	39,439	910	—	40,349
Administrative and general	—	12,808	1,027	—	13,835
Other operations	—	11,861	1,019	(114)	12,766
Maintenance	—	4,857	90	—	4,947
Depreciation and amortization	—	8,829	483	(36)	9,276
Income taxes (benefit)	11	6,368	(51)	114	6,442
Property and other taxes	—	3,207	277	—	3,484

Total operating expenses	11	87,369	3,755	(36)	91,099

Net operating income (loss)	(11)	14,341	116	36	14,482

Other Income and Expenses:
Non-regulated revenue	197	762	980	(243)	1,696
Non-regulated expense, net	—	(512)	(620)	—	(1,132)
Gain on sale of properties	—	7	—	—	7
Income tax benefit (expense) on other income and expense	(83)	(104)	(133)	101	(219)

Net other income and expense	114	153	227	(142)	352

Interest:
Interest expense	4	5,099	183	(129)	5,157
Less: capitalized interest	—	(450)	11	—	(439)

Net interest expense	4	4,649	194	(129)	4,718

Equity earnings of subsidiaries	10,017	—	—	(10,017)	—

Net income	$10,116	$9,845	$149	$(9,994)	$10,116

CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATING STATEMENT OF INCOME
For the six months ended June 30, 2008
(In thousands)

	Parent		All Other	Consolidating
	Company	Cal Water	Subsidiaries	Adjustments	Consolidated

Operating revenue	$—	$170,978	$7,524	$—	$178,502

Operating expenses:
Operations:
Water production costs	—	64,050	1,657	—	65,707
Administrative and general	—	25,182	2,071	—	27,253
Other operations	—	22,870	2,189	(228)	24,831
Maintenance	—	8,885	175	—	9,060
Depreciation and amortization	—	17,602	968	(72)	18,498
Income taxes (benefit)	(2)	6,596	(177)	199	6,616
Property and other taxes	—	6,620	603	—	7,223

Total operating expenses	(2)	151,805	7,486	(101)	159,188

Net operating income	2	19,173	38	101	19,314

Other Income and Expenses:
Non-regulated revenue	256	2,719	2,041	(415)	4,601
Non-regulated expense, net	—	(2,737)	(1,431)	—	(4,168)
Gain on sale of properties	—	7	—	—	7
Income tax benefit (expense) on other income and expense	(104)	4	(239)	169	(170)

Net other income and expense	152	(7)	371	(246)	270

Interest:
Interest expense	4	10,042	312	(187)	10,171
Less: capitalized interest	—	(900)	11	—	(889)

Net interest expense	4	9,142	323	(187)	9,282

Equity earnings of subsidiaries	10,152	—	—	(10,152)	—

Net income	$10,302	$10,024	$86	$(10,110)	$10,302

CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the six months ended June 30, 2009
(In thousands)

	Parent		All Other	Consolidating
	Company	Cal Water	Subsidiaries	Adjustments	Consolidated

Operating activities:
Net income (loss)	$14,511	$14,592	$(236)	$(14,356)	$14,511

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity earnings of subsidiaries	(14,397)	—	—	14,397	—
Dividends received from affiliates	12,233	—	—	(12,233)	—
Depreciation and amortization	—	19,838	1,845	(69)	21,614
Gain on sale of non-utility property	—	(675)	—	—	(675)
Change in value of life insurance contracts	—	(1,827)	—	—	(1,827)
Other changes in noncurrent assets and liabilities	890	4,124	(1,288)	3	3,729
Changes in operating assets and liabilities:
Net increase (decrease) in advances to affiliates	(1,147)	2,780	(1,633)	—	—
Other changes, net	768	(8,196)	611	25	(6,792)

Net adjustments	(1,653)	16,044	(465)	2,123	16,049

Net cash provided by (used in) operating activities	12,858	30,636	(701)	(12,233)	30,560

Investing activities:
Utility plant expenditures:
Company funded	—	(46,695)	(3,960)	—	(50,655)
Developer funded	—	(2,222)	(53)	—	(2,275)
Sale of non-utility property	—	750	—	—	750
Purchase of life insurance	—	(1,613)	—	—	(1,613)
Proceeds from affiliate notes receivable	289	—	—	(289)	—

Net cash provided by (used in) investing activities	289	(49,780)	(4,013)	(289)	(53,793)

Financing Activities:
Short-term borrowings	—	20,000	—	—	20,000
Repayment of short-term borrowings	—	(48,000)	—	—	(48,000)
Payment of affiliate notes receivable	—	—	(289)	289	—
Proceeds from long-term debt, net of issuance cost of $3,390	—	96,610	—	—	96,610
Repayment of long-term debt	—	(5,034)	(405)	—	(5,439)
Advances and contributions in aid for construction	—	2,257	157	—	2,414
Refunds of advances for construction	—	(2,495)	(25)	—	(2,520)
Dividends paid to non-affiliates	(12,233)	—	—	—	(12,233)
Dividends paid to affiliates	—	(11,249)	(984)	12,233	—
Issuance of common stock	30	—	—	—	30

Net cash provided by (used in) financing activities	(12,203)	52,089	(1,546)	12,522	50,862

Change in cash and cash equivalents	944	32,945	(6,260)	—	27,629
Cash and cash equivalents at beginning of period	427	3,025	10,417	—	13,869

Cash and cash equivalents at end of period	$1,371	$35,970	$4,157	$—	$41,498

CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the six months ended June 30, 2008
(In thousands)

	Parent		All Other	Consolidating
	Company	Cal Water	Subsidiaries	Adjustments	Consolidated

Operating activities:
Net income (loss)	$10,302	$10,024	$86	$(10,110)	$10,302

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity earnings of subsidiaries	(10,152)	—	—	10,152	—
Dividends received from affiliates	12,191	—	—	(12,191)	—
Depreciation and amortization	—	17,602	968	(72)	18,498
Gain on sale of non-utility property	—	(7)	—	—	(7)
Other changes in noncurrent assets and liabilities	—	(1,248)	1,064	—	(184)
Changes in operating assets and liabilities:
Net increase (decrease) in advances to affiliates	(1,203)	(2,028)	3,231	—	—
Other changes, net	(830)	6,244	(1,302)	30	4,142

Net adjustments	6	20,563	3,961	(2,081)	22,449

Net cash provided by (used in)operating activities	10,308	30,587	4,047	(12,191)	32,751

Investing activities:
Utility plant expenditures:
Company funded	—	(36,049)	(2,478)	—	(38,527)
Developer funded	—	(4,680)	(143)	—	(4,823)
Purchase of life insurance and other	—	(1,367)	—	—	(1,367)
Proceeds from affiliate notes receivable	818	—	—	(818)	—

Net cash provided by (used in) investing activities	818	(42,096)	(2,621)	(818)	(44,717)

Financing Activities:
Short-term borrowings	—	23,000	—	—	23,000
Payment of affiliate notes receivable	—	—	(818)	818	—
Proceeds from long-term debt	—	611	18	—	629
Repayment of long-term debt	—	(1,193)	(375)	—	(1,568)
Advances and contributions in aid of construction	—	4,497	669	—	5,166
Refunds of advances for construction	—	(3,513)	(162)	—	(3,675)
Dividends paid to non-affiliates	(12,191)	—	—	—	(12,191)
Dividends paid to affiliates	—	(11,574)	(617)	12,191	—

Net cash provided by (used in) financing activities	(12,191)	11,828	(1,285)	13,009	11,361

Change in cash and cash equivalents	(1,065)	319	141	—	(605)
Cash and cash equivalents at beginning of period	2,718	2,631	1,385	—	6,734

Cash and cash equivalents at end of period	$1,653	$2,950	$1,526	$—	$6,129

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
For the period ended June 30, 2009, there were no changes in the methodology for computing critical accounting estimates, no additional accounting estimates met the standards for critical accounting policies, and there were no material changes to the important assumptions underlying the critical accounting estimates.

RESULTS OF SECOND QUARTER 2009 OPERATIONS COMPARED TO
SECOND QUARTER 2008 OPERATIONS
Amounts in thousands except share data
Overview
Second quarter of 2009 net income was $12.1 million equivalent to $0.58 per diluted common share compared to net income of $10.1 million or $0.48 per diluted common share in the second quarter of 2008. The increase in net income is primarily attributable to the increase in revenue due to rate increases from the 2007 General Rate Case, effective July 1, 2008, and usage by new customers primarily from our acquisitions in Hawaii which was offset by a decline in customer usage from the prior year, due to warmer, dryer weather in 2008.
Operating Revenue
Operating revenue increased $11.1 million or 11% to $116.7 million in the second quarter of 2009. As disclosed in the following table, the increase was due to increases in rates and usage by new customers primarily from our acquisitions in Hawaii last year.
The factors that impacted the operating revenue for the second quarter of 2009 compared to 2008 are presented in the following table:

Rate increases	$19,199
Decrease in usage by existing customers	(11,941)
Usage by new customers	3,390
Net revenue decrease due to WRAM and MCBA	(352)
Other	791

Net operating revenue increase	$11,087

The components of the rate increases are listed in the following table:

General Rate Case (GRC) Increases	$14,131
Purchased Water Offset Increases	4,406
Balancing Account Adjustments	248
Step Rate Increases	414

Total Increase in Rates	$19,199

Total Operating Expenses
Total operating expenses were $100.7 million for the second quarter of 2009, versus $91.1 million for the same period in 2008, an 11% increase.
Water production expense consists of purchased water, purchased power, and pump taxes. It represents the largest component of total operating expenses, accounting for approximately 41% of total operating expenses in the second quarter of 2009. Water production expenses increased 3% compared to the same period last year due to increased cost of purchased water and purchased power, although usage was down.
Sources of water as a percent of total water production are listed in the following table:

	Three Months Ended June 30
	2009	2008
Well production	49%	50%
Purchased	47%	46%
Surface	4%	4%

Total	100%	100%

Our wholly-owned operating subsidiaries, Washington Water, New Mexico Water and Hawaii Water obtain all of their water supply from wells. The components of water production costs are shown in the table below:

	Three Months Ended June 30
	2009	2008	Change
Purchased water	$31,654	$30,785	$869
Purchased power	7,584	6,965	619
Pump taxes	2,464	2,599	(135)

Total	$41,702	$40,349	$1,353

Purchased water costs increased due to price increases from water wholesalers. Total water production, measured in acre feet, decreased by 11% during the second quarter of 2009 as compared with the second quarter of 2008 due to lower customer usage primarily attributed to cooler weather.
Administrative and general expense and other operations expense increased 27% to $33.7 million. The primary increase was due to increased pension and postretirement benefit costs, other benefit costs, and outside legal services. Effective January 1, 2009, wage increases became effective and there was an increase in the number of employees. At June 30, 2009, there were 956 employees and at June 30, 2008, there were 922 employees.
Maintenance expenses decreased by 13% to $4.3 million in the second quarter of 2009 compared to $4.9 million in the second quarter of 2008, due to decrease in main and service repairs. Depreciation and amortization expense increased $1.0 million, or 11%, because of 2008 capital additions.
Federal and state income taxes charged to operating expenses and other income and expenses increased $1.1 million, from a provision of $6.7 million in the second quarter of 2008 to $7.8 million in the second quarter of 2009, due to an increase in pretax income. We expect the effective tax rate to be between 38% and 40% for fiscal year 2009.
Other Income and Expense
Non-regulated revenue, net of related expenses, and gain on sale of non-utility property reflected net income of $1.5 million for the second quarter of 2009, compared to a gain of $0.4 million in the same period last year, which is an increase of $1.1 million. The change from the prior year is due to a favorable change to the cash surrender value of the life insurance contracts associated with our benefit plans.
Interest Expense
Total interest expense, net of interest capitalized, increased $0.6 million to $5.3 million for the second quarter of 2009 compared to the same period last year. This increase was attributable to the additional interest on the first mortgage bonds issued in April less increased capitalized interest on construction activity.

RESULTS OF THE SIX MONTHS ENDED JUNE 2009 COMPARED TO
THE SIX MONTHS ENDED JUNE 2008 OPERATIONS
Amounts in thousands except per share data
Overview
Net income for the six-month period ended June 30, 2009, was $14.5 million, or $0.70 per diluted common share compared to net income of $10.3 million or $0.49 per diluted common share for the six months ended June 30, 2008. The increase in net income is primarily attributable to the increase in revenue due to the rate increases from the 2007 General Rate Case, effective July 1, 2008. This increase was partially offset by a decline in customer usage of water from the prior year, which had higher demand than the six-month period ended June 30, 2009, due to weather. The decline in customer usage of water during the six months of 2009 was partially offset by the net increase in revenue from the WRAM and MCBA.
Operating Revenue
Operating revenue increased $24.8 million, or 14%, to $203.3 million in the six-month period ended June 30, 2009. As disclosed in the following table, the increase was primarily due to increases in rates and usage by new customers primarily from our acquisitions in Hawaii last year. The decrease in usage by existing customers due to unfavorable weather lowered operating revenue which was partially offset by revenue recognized from the WRAM and MCBA.
The factors that affected the operating revenue for the six-month period ended June 30, 2009 compared to 2008 are presented in the following table:

Rate increases	$30,785
Decrease in usage by existing customers	(17,151)
Increase in usage by new customers	5,818
Net revenue increase due to WRAM and MCBA	4,631
Other	695

Net changes in operating revenue	$24,778

     The components of the rate increases are listed in the following table:

General Rate Case (GRC) Increase	$23,115
Purchased Water Offset Increase	6,455
Step Rate Increase	798
Balancing Account Adjustments	417

Total increase in rates	$30,785

Total Operating Expenses
Total operating expenses were $181.1 million for the six months ended June 30, 2009, versus $159.2 million for the same period in 2008, a 14% increase.
Water production expense consists of purchased water, purchased power and pump taxes. Water production expense represents the largest component of total operating expenses, accounting for approximately 39% of total operating expenses. Water production expenses increased $4.9 million in the six months ended June 30, 2009, or 7% compared to the same period last year due to increased cost of purchased water and purchased power.

Sources of water production as a percent of total water production are listed on the following table:

	Six Months Ended June 30
	2009	2008
Well production	47%	46%
Purchased	49%	50%
Surface	4%	4%

Total	100%	100%

Our wholly-owned operating subsidiaries, Washington Water, New Mexico Water and Hawaii Water, obtain all of their water supply from wells. The components of water production costs are shown in the table below:

	Six Months Ended June 30
	2009	2008	Change
Purchased water	$54,594	$51,496	$3,098
Purchased power	12,127	10,419	1,708
Pump taxes	3,849	3,792	57

Total	$70,570	$65,707	$4,863

Purchased water cost increased due to higher prices from wholesalers. Included in purchased water are credits received from certain wholesale suppliers and the sale of unused water rights. There were no significant credits during the six months ended June 30, 2009 and June 30, 2008. The increase in purchased power and pump taxes is due to the acquisitions in Hawaii last year.
Administration and general and other operations expenses were $65.0 million, increasing $12.9 million, or 25%, for the six months ended June 30, 2009. The primary increase was due to the increased pension and postretirement benefit costs, other benefit costs, and outside legal services. Payroll charged to operating expense increased $1.8 million for the six months ended June 30, 2009. Wages for union employees increased 3.1%, effective January 1, 2009. Overall payroll costs (expensed and capitalized) increased 6.9% for the six months ended June 30, 2009, due to increases in the number of employees and higher wage rates. At June 30, 2009, there were 956 employees and at June 30, 2008, there were 922 employees.
Maintenance expense was down for the six months ended June 30, 2009, decreasing $0.1 million, or 1%. Depreciation and amortization expense increased $2.0 million, or 11%, because of increased capital expenditures in 2008.
Federal and state income taxes increased $2.6 million, or 38%, for the six months ended June 30, 2009, due to the change in taxable income. We expect the effective tax rate to be between 38% and 40% for 2009.
Other Income and Expense
Other income, net of related expenses was $2.0 million for the six months ended June 30, 2009, compared to $0.3 million for the first six-months of 2008. The change from the prior year is due to an increase in non-utility service revenues and a gain on the sale of non-utility property. In addition, other expense was reduced by a gain in cash surrender value of life insurance contracts associated with our benefit plans of $1.8 million in the six months ended June 30, 2009. In the prior year we recorded a loss (reduction) in cash surrender value of life insurance contracts associated with our benefit plans of $1 million for the six-month period ended June 30, 2008. The cash surrender value is determined in part by the market of certain underlining funds, the value of which reflects changes in the stock market. Due to a significant increase in the stock market in the first six months of 2009, there was a corresponding impact to the cash surrender value of the life insurance contracts.
Interest Expense
Net interest expense increased $0.4 million to $9.7 million for the period ended June 30, 2009 compared to the six-month period ended June 30, 2008. This increase was attributable to the additional interest on the first mortgage bonds issued in April 2009 less increased capitalized interest on construction activity.

REGULATORY MATTERS
Rates and Regulations
The state regulatory commissions have plenary powers setting rates and operating standards. As such, state commission decisions significantly impact our revenues, earnings, and cash flows. The amounts discussed herein are generally annual amounts, unless specifically stated, and the financial impact to recorded revenue is expected to occur over a 12-month period from the effective date of the decision. In California, water utilities are required to make several different types of filings. Most filings result in rate changes that remain in place until the next General Rate Case (GRC). As explained below, surcharges and surcredits to recover balancing and memorandum accounts as well as interim rate true-ups are temporary rate changes, which have specific time frames for recovery.
GRCs, step rate increase filings, and offset filings change rates to amounts that will remain in effect until the next GRC. The CPUC follows a rate case plan, which requires Cal Water to file a GRC for each of its 24 regulated operating districts every three years. In a GRC proceeding, the CPUC not only considers the utility’s rate setting requests, but may also consider other issues that affect the utility’s rates and operations. Effective in 2004, Cal Water’s GRC schedule was shifted from a calendar year to a fiscal year with test years commencing on July 1st of each year. The CPUC is generally required to issue its GRC decision prior to the first day of the test year or authorize interim rates. As such, Cal Water’s GRC decisions, prior to 2005, were generally issued in the fourth quarter. Effective with the 2009 GRC, the processing time is scheduled for eighteen months with rates effective on January 1, 2011.
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
In addition, utilities are entitled to file offset filings. Offset filings may be filed to adjust revenues for construction projects authorized in GRCs when the plant is placed in service or for rate changes charged to the Company for purchased water, purchased power, and pump taxes (referred to as “offsettable expenses”). Such rate changes approved in offset filings remain in effect until a GRC is approved. Additional information on the Company’s regulatory process is described in its annual report on Form 10-K dated March 2, 2009.
Remaining Unrecorded Balances from Previously Authorized Balancing Accounts Recoveries/Refunds
The total of unrecorded, under-collected memorandum and balancing accounts was approximately $0.9 million as of June 30, 2009.
2009 Regulatory Activity to Date
Cost of Capital Application
On May 1, 2008, Cal Water filed an application in compliance with the Rate Case Plan to establish an allowable cost of capital for 2009, 2010, and 2011. The cost of capital evaluation includes such issues as the authorized return on equity, the cost of debt, and the equitable capital structure for Cal Water. This application, A.08-05-002, was considered along with similar applications from two other multi-district California water utilities. On May 7, 2009, the CPUC issued D.09-05-019 ruling on these issues and adopting a cost of capital for Cal Water for 2009. The CPUC authorized Cal Water a 10.20% return on equity, the same provision as had been last adopted by the CPUC for Cal Water in 2007 and 2008. The decision also allowed a capital structure of 53% equity and 47% debt. Finally, the decision also allowed a temporary interest rate balancing account to insulate the utilities and their ratepayers from volatile debt financing costs due to market uncertainty. The total effect of the decision was a rate decrease, of $1.8 million effective June 2009 through July 2010.
As of July 31, 2009, the CPUC had not yet ruled on a proposed all-party settlement in the proceeding that would establish a mechanism for adjusting return on equity in 2010 and 2011. Cal Water cannot predict whether or when the CPUC may issue a decision regarding these issues.

2009 California General Rate Case Filing
On July 2, 2009, Cal Water filed its required application for a general review of rates for all operating districts and general operations. The application, A.09-07-001, requests an annual increase in rates of $70.6 million on January 1, 2011, $24.8 million on January 1, 2012, and $24.8 million on January 1, 2013. The filing marks the beginning of an eighteen month review process. As a result, and based on past experience, Cal Water cannot predict at this time the ultimate rate change the Commission will order. The Commission is generally required under state law to allow Cal Water interim rates and an effective date of January 1, 2011 if a decision is not rendered in the proceeding by that date.
Request for MTBE regulatory treatment
On July 10, 2009, Cal Water filed an application requesting the CPUC adopt ratemaking treatment of proceeds from its partial settlement of MTBE contamination litigation. Cal Water has requested that all of the proceeds be reinvested in infrastructure to treat or replace MTBE-contaminated facilities. In addition, Cal Water has requested that 50% of the reinvestment be included in rate base upon which Cal Water could earn its authorized fair and reasonable rate of return. The remaining 50% of the settlement proceeds would be included in rate base as contributions in aid of construction which does not earn a return. Cal Water has also requested specific regulatory treatment of future settlement or litigation proceeds that may occur in the consolidated MTBE cases. The CPUC has also opened a “rulemaking” proceeding, R.09-03-014, to consider, among other things, whether it should adopt a standard policy for ratemaking treatment of litigation proceeds. This rulemaking is scheduled to be concluded in the second quarter of 2010. The CPUC has previously authorized a wide range of regulatory treatments of contamination litigation proceeds. Due to the open policy proceeding and the considerable variability in the CPUC’s past treatment of contamination litigation proceeds, Cal Water cannot predict the outcome or timing of a decision in this proceeding at this time.
Washington 2009 General Rate Case Filing
On May 12, 2009, Washington Water Service Company filed a general rate increase for its regulated operations with the Washington Utilities and Transportation Commission (WUTC). Washington Water requested increases of $1.9 million on an annual basis. On July 30, 2009, the WUTC agreed to a revised revenue requirement of $1.2 million in additional annual revenue and revised rates.
Other 2009 Regulatory filings
In January and February 2009, Cal Water filed advice letters to offset increased purchased water and pump tax rates in eight of its regulated districts totaling $11.7 million in annual revenue. Under CPUC advice letter processing rules, Cal Water charges the rates to its customers upon filing of the expense offset advice letter. These rates were approved in late February 2009. However, expense offsets are dollar-for-dollar increases in revenue to match increased expenses and interact with the WRAM and MCBA mechanisms so that net operating income is not affected by an offset increase.
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
In April 2009, Cal Water filed advice letters to resolve most of the December 31, 2008 WRAM and MCBA balances. In May 2009, the CPUC authorized surcharges of $5.7 million and refunds of $3.8 million over a twelve month period beginning May 13, 2009.

In June 2009, as allowed in the Commission’s 2007 Rate Case Plan, Cal Water filed advice letters for interim rate increases for eight districts effective in July 2009. These interim rates generate $2.4 million annually beginning July 1, 2009. Under the Commission’s prior rate case plan, these districts would have had rates effective in July 2009. The revenues collected are subject to refund or adjustment and will be trued up after a decision in the 2009 GRC. The rate change is an incremental addition to the adopted revenue requirement and will increase revenues from the WRAM until the next GRC.
In June 2009, Cal Water filed for escalation rate increases totaling $9.0 million effective in July for sixteen districts. As of July 13, 2009, the CPUC staff has not yet approved these increases, but they will be allowed to be included in rates on their filed effective dates subject to refund until they are approved. The escalation rate increases were not reflected in the 2009 GRC filing. Therefore, the revenue obtained is a part of the requested 2009 GRC increase, not an addition to it. The rate change is an incremental addition to the adopted revenue requirement and will increase revenues from the WRAM until the next GRC.
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
LIQUIDITY
Cash flows from Operations
Cash flows from operations were $30.6 million for the six months ended June 30, 2009. Cash flows from operations is primarily generated by net income and changes in our operating assets and liabilities. Cash generated by operations varies during the year which is dependent upon customer billings and timing of contributions to our benefit plans and estimated tax payments.
During the six months ended June 30, 2009, we made contributions to our pension and retiree health care plan of $17.9 million compared to $1.9 million paid during the six months ended June 30, 2008. As approved in the 2007 General Rate Case, we increased the funding level of our pension and retiree health care plan from $16.4 million during 2008 to $27.5 million during 2009.
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
Investing Activities
During the six months ended June 30, 2009, we had company-funded capital expenditures of $50.7 million. For 2009, our capital budget is approximately $100 to $120 million.
Financing Activities
During the six months ended June 30, 2009, there were no equity offerings. In April 2009, Cal Water issued $100 million of First Mortgage Bonds at the rate of 5.875% due in 2019, which are fully and unconditionally guaranteed by the Company. The first mortgage issuance costs were $3.4 million. Proceeds were used to pay down Cal Water’s short-term borrowings and will be added to Cal Water’s general funds to be used for capital expenditures and other corporate items. Dividend payments were higher than the prior year due to an increased dividend rate paid in the current year. Both advances for construction and contribution in aid of construction decreased $2.8 million during the first six months of 2009 compared to the first six months of 2008 primarily due to a decline in developer activity.
Short-Term and Long-Term Debt
Short-term liquidity is provided by bank lines of credit funds extended to us and certain of our subsidiaries and by internally generated funds. Long-term financing is accomplished through the use of both debt and equity. As of June 30, 2009, there were short-term borrowings of $12 million outstanding on the line of credit. There were short-term bank borrowings of $40 million at December 31, 2008.

We made principal payments on our first mortgage bonds and other long-term debt payments of $4.4 million during the second quarter of 2009. As noted above, we issued $100 million of First Mortgage Bonds. In connection with this issuance, Cal Water’s outstanding senior notes in the aggregate principal amount of $260 million were exchanged for first mortgage bonds with the same interest rate and maturities the previously outstanding senior notes for which they were exchanged.
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
Dividends, Book Value and Shareholders
The second quarter common stock dividend of $0.2950 per share was paid on May 15, 2009, compared to a quarterly dividend in the second quarter of 2008 of $0.2925. This was Cal Water’s 257th consecutive quarterly dividend. Annualized, the 2009 dividend rate is $1.18 per common share, compared to $1.17 in 2008. For the full year 2008, the payout ratio was 62% of net income. On a long-term basis, our goal is to achieve a dividend payout ratio of 60% of net income accomplished through future earnings growth.
At its July 29, 2009 meeting, the Board declared the third quarter dividend of $0.2950 per share payable on August 21, 2009, to stockholders of record on August 10, 2009. This will be our 258th consecutive quarterly dividend.
2009 Financing Plan
Cal Water is currently reviewing its financing needs for the balance of 2009 and 2010. We intend to fund our capital needs in future periods through a relatively balanced approach between long-term debt and equity.
Book Value and Stockholders of Record
Book value per common share was $19.56 at June 30, 2009 compared to $19.44 at December 31, 2008.
There are approximately 2,687 (not in thousands) stockholders of record for our common stock, as of our record date, May 8, 2009.
Utility Plant Expenditures
During the six months ended June 30, 2009, capital expenditures totaled $53 million; $50.7 million was from company-funded projects and $2.3 million was from third-party-funded projects. The planned 2009 company-funded capital expenditure budget is approximately $100 to $120 million. The actual amount may vary from the budget number due to timing of actual payments related to current year projects and prior year projects. We do not control third-party-funded capital expenditures and therefore are unable to estimate the amount of such projects for 2009.
At June 30, 2009, construction work in progress was $116.9 million compared to $80.6 million at December 31, 2008. Work in progress includes projects that are under construction but not yet complete and placed in service.

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
In several of Cal Water’s operating districts, we have service contracts with and lease equipment from Basin Water, Inc. for the treatment of water from company-owned wells. The continued treatment of water from these wells is critical to Cal Water’s ability to meet customers’ demand in those districts. On July 17, 2009, Basin Water, Inc. filed for Chapter 11 bankruptcy and is seeking to sell some of its assets and assignment of certain of their contracts to a third party. We believe that Basin Water, Inc.’s performance of its contractual obligations and the availability of Basin Water, Inc.’s equipment will be uninterrupted during their bankruptcy proceedings. Furthermore, if the Basin Water’s equipment is no longer available, we believe there are additional suppliers that can supply the needed equipment and treatment process required in order for us to meet our water supply needs.
California’s normal weather pattern yields little precipitation between mid-spring and mid-fall. The Washington Water service areas receive precipitation in all seasons, with the heaviest amounts during the winter. New Mexico Water’s rainfall is heaviest in the summer monsoon season. Hawaii Water receives precipitation throughout the year, with the largest amounts in the winter months. Water usage in all service areas is highest during the warm and dry summers and declines in the cool winter months. Rain and snow during the winter months replenish underground water aquifers and fill reservoirs, providing the water supply for subsequent delivery to customers. To date, snowpack water content and rainfall accumulation during the 2008 — 2009 water year is 95% of normal (as of July 1, 2009 per the California Department of Water Resources). Precipitation in the prior year was below average. Management believes that supply pumped from underground aquifers and purchased from wholesale suppliers will be adequate to meet customer demand during 2009 and beyond. However, water rationing may be required if declared by the state or local jurisdictions. Long-term water supply plans are developed for each of our districts to help assure an adequate water supply under various operating and supply conditions. Some districts have unique challenges in meeting water quality standards, but management believes that supplies will meet current standards using current treatment processes.
CONTRACTUAL OBLIGATIONS
During the six-months ended June 30, 2009, there were no material changes in contractual obligations outside the normal course of business.
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
Historically, the CPUC’s balancing account or offsetable expense procedures allowed for increases in purchased water and purchased power costs to be passed on to consumers. Traditionally, a significant percentage of our net income and cash flows comes from California regulated operations; therefore the CPUC’s actions have a significant impact on our business. See Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies -Expense Balancing and Memorandum Accounts” and “Regulatory Matters”.
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
Our management, with the participation of our CEO and our CFO, evaluated the effectiveness of our disclosure controls and procedures for the period ended June 30, 2009. Based on that evaluation, we concluded that our disclosure controls and procedures were effective at the reasonable assurance level.
(b) Changes to Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION
Item 1.
LEGAL PROCEEDINGS
Chico Groundwater/Wausau Insurance Matter
As previously reported, in 1995, the State of California’s Department of Toxic Substances Control (DTSC) named us as a potential responsible party for cleanup of toxic contamination plumes, which contain perchloroethylene, also know as tetrachloroethylene (PCE) in the Chico groundwater. In December 2002, we were named along with other defendants in two lawsuits filed by DTSC for the cleanup of the plumes. In 2007, we entered into Court approved consent decrees (Consent Decrees). In connection with these suits, our insurance carrier, Employers Insurance of Wausau (Wausau) filed a separate lawsuit against us for reimbursement of past defense costs which approximate $1.5 million and a declaratory determination of coverage. On June 23, 2009, we executed a confidential settlement with Wausau that did not significantly impact our financial statements.
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
The Company is involved in a lawsuit against major oil refineries regarding the contamination of the ground water as a result of the gas additive MTBE. The Company entered into a partial settlement with the defendants in April of 2008 that represent approximately 70% of the responsible parties (as determined by the Superior Court). On October 22, 2008, the Company received $34.2 million after deducting attorneys’ fees and litigation expenses. The Company is aggressively pursuing legal action against the remaining responsible parties. The Company has filed with the Commission to determine the appropriate regulatory treatment of the proceeds. It anticipates that the proceeds will have been used by the Company on infrastructure improvements. The Company has filed with the Internal Revenue Service a request for a private letter ruling regarding the taxability of the proceeds. When an agreement is reached with the Commission regarding the regulatory treatment, or when the taxability is determined based upon proceedings with the Internal Revenue Service, the Company will adjust the accounting of the settlement accordingly.
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
Other Legal Matters
From time to time, the Company has been named as a co-defendant in several asbestos related lawsuits. The Company has been dismissed without prejudice in several of these cases. In other cases, our contractor’s and/or our insurance policy carriers have settled the cases with no effect on our financial statements.
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
Item 4.
SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
The annual meeting of stockholders of California Water Service Group was held on May 27, 2009 at the headquarters office in San Jose, California.
(a)	At the Annual Meeting of Stockholders, a Board of Directors to serve for the ensuing year was elected. The following directors were elected as nominated:
Douglas M. Brown
Robert W. Foy
Edwin A. Guiles
Edward D. Harris, Jr. M.D.
Bonnie G. Hill
Richard P. Magnuson
Linda R. Meier
Peter C. Nelson
George A. Vera
(b)	One other proposal was voted on and approved by our stockholders at the meeting; the ratification of the selection of Deloitte & Touche LLP as our independent registered public accountant for 2009.

(1)	Tabulation of the votes for the election of directors was:

	For	Abstain
Douglas M. Brown	17,658,137	254,086
Robert W. Foy	17,657,213	255,009
Edwin A. Guiles	17,675,477	236,745
Edward D. Harris, Jr. , M.D.	17,650,993	261,229
Bonnie G. Hill	17,637,599	274,623
Richard P. Magnuson	17,603,489	308,733
Linda R. Meier	17,513,693	398,529
Peter C. Nelson	17,655,944	256,279
George A. Vera	17,614,292	297,930
(2)	The stockholders ratified the Audit Committee’s selection of Deloitte & Touche LLP to serve as independent auditors for 2009. There were 17,709,097 votes in favor, 144,957 against, and 58,166 abstentions.

Item 6.
EXHIBITS

Exhibit	Description
31.1	Chief Executive Officer certification of financial statements pursuant to Section 302 of the Sarbanes- Oxley Act of 2002
31.2	Chief Financial Officer certification of financial statements pursuant to Section 302 of the Sarbanes- Oxley Act of 2002
32	Chief Executive Officer and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

SIGNATURES
Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CALIFORNIA WATER SERVICE GROUP Registrant
August 6, 2009
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