Form 10-Q
period 2009-09-30
CALIFORNIA WATER SERVICE GROUP
filed 2009-11-09
CIK 1035201

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to _________
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
Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act) Yes ☐   No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common shares outstanding as of November 2, 2009 — 20,744,952

PART I FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
The condensed consolidated financial statements presented in this filing on Form 10-Q have been prepared by management and are unaudited.
CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited
(In thousands, except per share data)

	September 30,	December 31,
	2009	2008
ASSETS
Utility plant:
Utility plant	$1,676,287	$1,583,079
Less accumulated depreciation and amortization	(501,704)	(470,712)

Net utility plant	1,174,583	1,112,367

Current assets:
Cash and cash equivalents	47,581	13,869
Receivables:
Customers	31,722	22,786
Regulatory balancing accounts	15,592	4,629
Other	10,752	7,442
Unbilled revenue	21,352	13,112
Materials and supplies at weighted average cost	5,457	5,070
Taxes, prepaid expenses and other assets	7,922	12,890

Total current assets	140,378	79,798

Other assets:
Regulatory assets	201,442	198,293
Goodwill	2,615	3,906
Other assets	30,456	23,743

Total other assets	234,513	225,942

	$1,549,474	$1,418,107

CAPITALIZATION AND LIABILITIES
Capitalization:
Common stock, $.01 par value	$207	$207
Additional paid-in capital	214,715	213,922
Retained earnings	204,570	188,820

Total common stockholders’ equity	419,492	402,949
Long-term debt, less current maturities	373,541	287,498

Total capitalization	793,033	690,447

Current liabilities:
Current maturities of long-term debt	12,424	2,818
Short-term borrowings	12,000	40,000
Accounts payable:
Trade and other	46,894	39,187
Regulatory balancing accounts	7,486	2,585
Accrued interest	9,096	3,295
Accrued expenses and other liabilities	42,938	35,311

Total current liabilities	130,838	123,196

Unamortized investment tax credits	2,392	2,392
Deferred income taxes, net	83,512	72,344
Pension and postretirement benefits other than pensions	152,467	152,685
Regulatory and other liabilities	83,357	83,312
Advances for construction	182,763	176,163
Contributions in aid of construction	121,112	117,568
Commitments and contingencies	—	—

	$1,549,474	$1,418,107

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Unaudited
(In thousands, except per share data)

	September 30,	September 30,
For the three months ended	2009	2008

Operating revenue	$139,167	$131,702

Operating expenses:
Operations:
Water production costs	48,898	46,455
Administrative and general	19,084	14,995
Other operations	14,639	12,935
Maintenance	4,405	3,824
Depreciation and amortization	10,259	9,281
Income taxes	13,417	13,510
Property and other taxes	4,371	3,940

Total operating expenses	115,073	104,940

Net operating income	24,094	26,762

Other income and expenses:
Non-regulated revenue	5,194	3,805
Non-regulated expenses, net	(3,464)	(4,501)
Income taxes (expense) benefit on other income and expenses	(702)	288

Net other income and expenses	1,028	(408)

Interest expense:
Interest expense	6,480	5,233
Less: capitalized interest	(950)	(1,065)

Net interest expense	5,530	4,168

Net income	$19,592	$22,186

Earnings per share
Basic	$0.94	$1.06

Diluted	$0.94	$1.06

Weighted average shares outstanding
Basic	20,745	20,717

Diluted	20,767	20,740

Dividends declared per share of common stock	$0.2950	$0.2925

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Unaudited
(In thousands, except per share data)

	September 30,	September 30,
For the nine months ended	2009	2008

Operating revenue	$342,447	$310,204

Operating expenses:
Operations:
Water production costs	119,468	112,162
Administrative and general	57,331	42,248
Other operations	41,425	37,766
Maintenance	13,352	12,884
Depreciation and amortization	30,739	27,779
Income taxes	21,438	20,127
Property and other taxes	12,371	11,163

Total operating expenses	296,124	264,129

Net operating income	46,323	46,075

Other income and expenses:
Non-regulated revenue	11,173	9,452
Non-regulated expenses, net	(6,826)	(9,715)
Gain on sale of non-utility property	675	7
Income taxes (expense) benefit on other income and expenses	(2,032)	118

Net other income and expense	2,990	(138)

Interest expense:
Interest expense	17,480	15,405
Less: capitalized interest	(2,270)	(1,955)

Net interest expense	15,210	13,450

Net income	$34,103	$32,487

Earnings per share
Basic	$1.64	$1.55

Diluted	$1.64	$1.55

Weighted average shares outstanding
Basic	20,740	20,707

Diluted	20,765	20,731

Dividends declared per share of common stock	$0.8850	$0.8775

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
(In thousands)

	September 30,	September 30,
For the nine months ended:	2009	2008

Operating activities
Net income	$34,103	$32,487

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	32,178	29,722
Gain on sale of non-utility property	(675)	(7)
Change in value of life insurance contracts	(3,555)	2,198
Other changes in noncurrent assets and liabilities	11,975	1,990
Changes in operating assets and liabilities:
Receivables	(31,449)	(18,659)
Accounts payable	15,561	6,659
Other current assets	4,572	(647)
Other current liabilities	13,689	26,683
Other changes, net	764	589

Net adjustments	43,060	48,528

Net cash provided by operating activities	77,163	81,015

Investing activities:
Utility plant expenditures:
Company funded	(82,862)	(74,603)
Developer funded	(3,548)	(6,020)
Acquisitions	—	(14,341)
Purchase of life insurance	(1,711)	(1,366)
Proceeds on sale of non-utility property	750	—

Net cash used in investing activities	(87,371)	(96,330)

Financing activities:
Short-term borrowings	20,000	40,000
Repayment of short-term borrowing	(48,000)	—
Advances and contributions in aid of construction	3,642	6,548
Refunds of advances for construction	(4,354)	(5,383)
Dividends paid	(18,353)	(18,289)
Proceeds from long-term debt, net of issuance cost of $3,390	96,706	693
Repayment of long-term debt	(5,751)	(1,861)
Issuance of common stock	30	—
Redemption of preferred stock	—	(3,718)

Net cash provided by financing activities	43,920	17,990

Change in cash and cash equivalents	33,712	2,675
Cash and cash equivalents at beginning of period	13,869	6,734

Cash and cash equivalents at end of period	$47,581	$9,409

Supplemental information
Cash paid for interest, net of interest capitalized	$8,717	$9,225
Cash paid for income taxes	$717	$6,586

Supplemental disclosure of non-cash activities:
Accrued payables for investments in utility plant	$8,013	$10,248
Purchase of intangible assets with company common stock	—	$1,300
Utility plant contribution by developers	$13,940	$11,519
See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

CALIFORNIA WATER SERVICE GROUP
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2009
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
The balances in the WRAM and MCBA asset and liability accounts fluctuate on a monthly basis depending upon the variance between adopted and actual results. The recovery or refund of the WRAM is netted against the MCBA over- or under-recovery for the corresponding district and is interest bearing at the current 90-day commercial paper rate. When the net amount for any district achieves a pre-determined level at the end of any calendar year (i.e., at least 2.5 percent over- or under-recovery of the approved revenue requirement), Cal Water will file with the CPUC to refund or collect the balance in the accounts. Account balances less than those levels may be refunded or collected in Cal Water’s general rate case proceedings or aggregated with future calendar year balances for comparison with the recovery level. As of September 30, 2009 and December 31, 2008, the aggregated asset in regulatory balancing accounts was $15,592 and $4,629, respectively, and the aggregate liability in regulatory balancing accounts was $7,486 and $2,585, respectively.
Recent Accounting Pronouncements Adopted
In December 2007, the Financial Accounting Standards Board (FASB) issued accounting standards for business combinations. The new standards apply prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Among the more significant changes, it expands the definition of a business and a business combination; requires the acquirer to recognize the assets acquired, liabilities assumed and noncontrolling interests (including goodwill), measured at fair value at the acquisition date; requires acquisition-related expenses and restructuring costs to be recognized separately from the business combination and requires assets acquired and liabilities assumed from contractual and non-contractual contingencies to be recognized at their acquisition date fair values with subsequent changes recognized in earnings. Also, it requires that an entity record, generally through income tax expense, adjustments made after the measurement period (and adjustments during the measurement period that relate to facts and circumstances that did not exist as of the acquisition date) to (1) valuation allowances for acquired deferred tax assets and (2) acquired tax uncertainties. The Company adopted the new accounting standards for business combinations effective January 1, 2009.
In December 2007, the FASB issued accounting standards for noncontrolling interests in consolidated financial statements. The new standards establish accounting and reporting standards for the noncontrolling interests in a subsidiary and for the deconsolidation of a subsidiary. The statement is effective for years beginning after December 15, 2008. The Company adopted the new accounting standards for noncontrolling interests in consolidated financial statements effective January 1, 2009, and it did not have a material impact on the Company’s financial position, results of operation, or cash flows.
In May 2008, the FASB issued new standards to compute earnings per share with the assumption that instruments granted in shared-based payment transactions are participating securities. It requires unvested share-based payments that entitle employees to receive nonrefundable dividends to also be considered participating securities. The Company currently grants certain unvested share-based payments awards that include rights to dividends similar to common stockholders. The Company adopted the new standards effective January 1, 2009, and it did not have a material impact to its computation of earnings per share.
In April 2009, the FASB issued new accounting standards for interim disclosures about fair value of financial instruments. It requires interim financial reporting to require disclosures about the fair value of financial instruments for interim reporting periods that were previously only required for annual reporting periods. An entity is required to disclose the fair value of financial assets and liabilities together with the related carrying amount and where the carrying amount is classified in the Condensed Consolidated Balance Sheets. It is effective prospectively for interim reporting periods after June 15, 2009. The Company adopted the new disclosure, interim disclosures about fair value of financial instruments. See Note 9.
In May 2009, the FASB issued new accounting standards for subsequent events. It does not significantly change the prior accounting practice for subsequent events except for the requirement to disclose the date through which an entity has evaluated subsequent events and the basis for that date. The Company adopted the new disclosure requirements for the period ended September 30, 2009, and evaluated subsequent events through the time the financial statements were issued on November 9, 2009. All significant events and transactions that occurred after the balance sheet date and before the issuance of the financial statements are detailed in Note 10.
In June 2009, the FASB issued new accounting standards for the accounting standards codification and the hierarchy of generally accepted accounting principles (codification). The Codification is a reorganization and compilation of all existing authoritative U.S. GAAP recognized by the FASB to be applied to nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities law are also sources of authoritative GAAP for SEC registrants. On the effective date of this statement, the Codification superseded all then-existing non-SEC accounting and reporting standards. This new accounting standard is effective for financial statements issued for interim and annual periods ended after September 15, 2009. The Company adopted the codification effective September 30, 2009.
Accounting Pronouncements Issued But Not Yet Adopted
In December 2008, the FASB issued new accounting standards for employers’ disclosures about postretirement benefit plan assets. An entity is required to provide qualitative disclosures about how investment allocation decisions are made, the inputs and valuation techniques used to measure the fair value of plan assets, and the concentration of risk within plan assets. Additionally, quantitative disclosures are required showing the fair value of each major category of plan assets, the levels in which each asset is classified within the fair value hierarchy, and a reconciliation for the period of plan assets which are measured using significant unobservable inputs. The new disclosure requirement is effective prospectively for fiscal years ending after December 15, 2009. The Company will include the expanded disclosure requirement in the consolidated financial statements for the annual period ending December 31, 2009.
Note 3. Stock-based Compensation
Long-Term Incentive Plan
The Company had a stockholder-approved Long-Term Incentive Plan (which was replaced on April 27, 2005, by a stockholder-approved Equity Incentive Plan) that allowed granting of non-qualified stock options. The Company had accounted for options using the intrinsic value method. All outstanding options (83,250 shares at September 30, 2009) have an exercise price equal to the market price on the date they were granted. The weighted average price of the options is $24.90. All options granted under the Long-Term Incentive Plan are fully vested. No compensation expense was recorded for the three or nine-month periods ended September 30, 2009 and 2008 related to stock options issued under the Long-Term Incentive Plan.
Equity Incentive Plan
Under the Company’s Equity Incentive Plan, which was approved by shareholders in April 2005, the Company is authorized to issue up to 1,000,000 shares of common stock. In the nine-months ended September 30, 2009 and 2008, the Company granted Restricted Stock Awards (RSAs) of 21,000 and 16,630 shares, respectively, of common stock both to officers and to directors of the Company. Employee options vest ratably over 48 months, while director options vest at the end of 12 months. The shares were valued at $38.38 and $37.60 per share, respectively, based upon the fair market value of the Company’s common stock on the date of grant.
In addition, in the nine-months ended September 30, 2009 and 2008, Stock Appreciation Rights (SARs) equivalent to 71,500 and 47,070 shares, respectively, were granted to officers, which vest ratably over 48 months and expire at the end of 10 years. The grant-date fair value for SARs was determined using the Black Scholes model, which arrived at a fair value of $10.50 and $6.03 per share, respectively. Upon exercise of a SAR, the appreciation is payable in common shares of the Company.
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

The table below reflects SARs activity under the Equity Incentive Plan for the nine-months ended September 30, 2009.

		Weighted Average
	Shares	Exercise Price

Stock Appreciation Rights:
Outstanding at December 31, 2008	108,710	$38.16
Granted	71,500	38.38
Exercised	—	—
Cancelled	—	—

Outstanding at September 30, 2009	180,210	$38.25

Exercisable at September 30, 2009	75,622	$38.34

The Company has recorded compensation costs for the RSAs and SARs in Operating Expense in the amount of $263 and $134 for the quarters ended September 30, 2009 and September 30, 2008, respectively, and $768 and $412 for the nine-months ended September 30, 2009 and 2008, respectively.
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
The SARs outstanding of 180,210 and 108,710 were anti-dilutive for the third quarter and dilutive for the nine-months ended September 30, 2009 and 2008. All options are dilutive and the dilutive effect is shown in the table below.
     (In thousands, except per share data)

	Three Months Ended September 30
	2009	2008
Net income	$19,592	$22,186
Less preferred dividends	—	289

Net income available to common stockholders	$19,592	$21,897

Weighted average common shares, basic	20,745	20,717
Dilutive common stock options (treasury method)	22	24

Shares used for dilutive computation	20,767	20,741

Net income per share — basic	$0.94	$1.06

Net income per share — diluted	$0.94	$1.06

	Nine-months ended September 30
	2009	2008
Net income	$34,103	$32,487
Less preferred dividends	—	366

Net income available to common stockholders	$34,103	$32,121

Weighted average common shares, basic	20,740	20,707
Dilutive common stock options (treasury method)	25	24

Shares used for dilutive computation	20,765	20,731

Net income per share — basic	$1.64	$1.55

Net income per share — diluted	$1.64	$1.55

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

Cash payments by the Company related to pension plans and other postretirement benefits were $23,690 for the nine-months ended September 30, 2009. The estimated cash contribution to the pension plans during 2009 is $29,600. The estimated contribution to the other benefits plan during 2009 is $10,020.
The following table lists components of the pension plans and other postretirement benefits. The data listed under “pension plan” includes the qualified pension plan and the non-qualified supplemental executive retirement plan. The data listed under “other benefits” is for all other postretirement benefits.

	Three Months Ended September 30				Nine Months Ended September 30
	Pension Plan		Other Benefits		Pension Plan		Other Benefits
	2009	2008	2009	2008	2009	2008	2009	2008
Service cost	$2,279	$1,862	$728	$361	$6,839	$4,533	$2,186	$1,083
Interest cost	3,088	2,869	703	433	9,264	6,125	2,111	1,298
Expected return on plan assets	(1,788)	(1,436)	(196)	(156)	(5,366)	(4,591)	(589)	(468)
Recognized net initial APBO (1)	N/A	N/A	69	69	N/A	N/A	207	207
Amortization of prior service cost	1,533	1,524	29	29	4,599	2,460	87	87
Recognized net actuarial loss	482	178	406	75	1,448	340	1,217	225

Net periodic benefit cost	$5,594	$4,997	$1,739	$811	$16,784	$8,867	$5,219	$2,432

(1)	APBO — Accumulated postretirement benefit obligation
Note 6. Short-term Borrowings
The Company maintained a bank line of credit providing unsecured borrowings of up to $20 million and Cal Water maintained a separate bank line of credit for an additional $55 million. On April 17, 2009, the Company’s and Cal Water’s loan agreements with Bank of America, N.A. were amended so that the interest rate payable on outstanding borrowings is equal to the bank’s prime rate minus 0.75 percentage points or the LIBOR rate plus 1.0 percentage point. Additionally, the Company and Cal Water agreed to a fee of 0.15% based upon any unused commitment. The amendment also changed the expiration date to April 16, 2010. The agreement with the Company requires a debt to capitalization ratio of less than 0.667:1.0 and an interest coverage ratio of at least 2.5:1.0. As of September 30, 2009, the Company and Cal Water were in compliance with the bank covenants in the loan agreements. At September 30, 2009, there were no outstanding borrowings on the Cal Water line of credit and the outstanding borrowings on the Company line of credit was $12 million. On October 27, 2009, the Company and Cal Water entered into unsecured credit agreements that replaced and expanded their lines of credit. See Note 10.
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
In connection with these suits, our insurance carrier, Employers Insurance of Wausau (Wausau) filed a separate lawsuit against us for reimbursement of past defense costs which approximate $1.5 million and a declaratory determination of coverage. On January 23, 2008, the Court heard various parties’ motions and on September 25, 2008 issued its rulings that Wausau had a duty to defend; therefore, the Company will not have to reimburse Wausau for previously incurred defense costs. The Court did not find Wausau’s actions were intended to harm the Company, so punitive damages will not be recoverable by the Company. However, the Court also found that the issue of policy coverage would be determined at trial. Trial commenced on June 1, 2009. During trial, the parties entered into a confidential settlement agreement which did not have a significant impact to the Company’s results of operations. The confidential settlement was fully executed on June 23, 2009, and the lawsuit was dismissed with prejudice by the court during the month of October 2009.
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

     Other Legal Matters
On October 14, 2009, Victor Guerrero and Hortencia Guerrero filed a Complaint in Solano County Superior Court: Victor Guerrero and Hortencia Guerrero v. California Water Service Company, Case No. FCSo34481. The Complaint for wrongful death seeks damages for negligence for failure to maintain the water system, negligence for failure to warn, negligence and intentional concealment causes of actions. The Company does not believe it has any liability in this matter and tendered the lawsuit to its insurance carrier.
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
From time to time, the Company is involved in various disputes and litigation matters that arise in the ordinary course of business. We review the status of each significant matter and assess its potential financial exposure. If the potential loss from any claim or legal proceeding is considered probable and the amount of the range of loss can be estimated, the Company accrues a liability for the estimated loss in accordance with general accounting procedures for contingencies. Legal proceedings are subject to uncertainties, and the outcomes are difficult to predict. Because of such uncertainties, accruals are based on the best information available at the time. While the outcome of these disputes and litigation matters cannot be predicted with any certainty, management does not believe that when taking into account existing reserves that the ultimate resolution of these matters will materially affect our financial position, results of operations, or cash flows.
Note 9. Fair Value of Financial Instruments
For those financial instruments for which it is practicable to estimate a fair value, the following methods and assumptions were used. For cash equivalents, accounts receivable and accounts payable, the carrying amount approximates the fair value because of the short-term maturity of the instruments. The fair value of the Company’s long-term debt is estimated at $396 million and $290 million as of September 30, 2009 and December 31, 2008, respectively, using the published quoted market price, if available, or the discounted cash flow analysis, based on the current rates available to the Company for debt of similar maturities and credit risk. The book value of the long-term debt is $374 million and $287 million as of September 30, 2009 and December 31, 2008, respectively. The fair value of advances for construction contracts is estimated at $67 million as of September 30, 2009, and $66 million as of December 31, 2008, based on discounted cash flows.
Note 10. Subsequent Event
On October 27, 2009, the Company and Cal Water entered into three-year syndicated unsecured revolving line of credit agreements with sixteen banks to provide an unsecured revolving line of credit of $50 million and $250 million, respectively. The base loan rate can vary from prime plus 50 basis points to prime plus 125 basis points depending on the Company’s total capitalization ration. Likewise, the unused commitment fee can vary from 25 basis points to 35 basis points based on the same ratio. Based on the Company’s planned capitalization during 2010 and future years, the Company expects its pricing to be prime plus 75 basis points with a 25 basis point unused commitment fee. California Water Service Group and subsidiaries which it designates may borrow under the facilities. Borrowings by California Water Service Company will be repaid within 12 months unless otherwise authorized by the CPUC. Bank of America was selected as lead bank and administrative agent, with CoBank and Bank of China as co-syndication agents.
These unsecured credit agreements contain affirmative and negative covenants and events of default customary for credit facilities of this type including, among other things, limitations and prohibitions relating to additional indebtedness, liens, mergers, and asset sales. Also, these unsecured credit agreements contain financial covenants governing the Company and its subsidiaries’ consolidated total capitalization ratio and interest coverage ratio.
Note 11. Condensed Consolidating Financial Statements
As discussed in Note 7, on April 17, 2009, Cal Water issued $100 million aggregate principal amount of 5.875% First Mortgage Bonds due 2019, which are fully and unconditionally guaranteed by California Water Service Group (Parent Company). The following tables present the condensed consolidating statements of income of California Water Service Group (Guarantor and Parent), Cal Water (issuer and wholly-owned consolidated subsidiary of California Water Service Group) and other wholly-owned subsidiaries of the Company for the three-month and nine-month periods ended September 30, 2009 and 2008, the condensed consolidating statements of cash flows for the nine-months ended September 30, 2009 and 2008, and the condensed consolidating balance sheets as of September 30, 2009, and December 31, 2008. The information is presented utilizing the equity method of accounting for investments in consolidating subsidiaries.

CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATING BALANCE SHEET
As of September 30, 2009
(In thousands)

	Parent		All Other	Consolidating
	Company	Cal Water	Subsidiaries	Adjustments	Consolidated
ASSETS

Utility plant:
Utility plant	$—	$1,574,294	$109,192	$(7,199)	$1,676,287
Less accumulated depreciation and amortization	—	(480,330)	(22,470)	1,096	(501,704)

Net utility plant	—	1,093,964	86,722	(6,103)	1,174,583

Current assets:
Cash and cash equivalents	891	43,342	3,348	—	47,581
Receivables and unbilled revenue	37	74,998	4,383	—	79,418
Receivables from affiliates	9,410	11,645	2,007	(23,062)	—
Other current assets	63	12,505	811	—	13,379

Total current assets	10,401	142,490	10,549	(23,062)	140,378

Other assets:
Regulatory assets	—	201,045	397	—	201,442
Investments in affiliates	422,011	—	—	(422,011)	—
Long-term affiliate notes receivable	11,560	—	—	(11,560)	—
Other assets	—	25,931	7,345	(205)	33,071

Total other assets	433,571	226,976	7,742	(433,776)	234,513

	$443,972	$1,463,430	$105,013	$(462,941)	$1,549,474

CAPITALIZATION AND LIABILITIES

Capitalization:
Common stockholders’ equity	$419,492	$389,579	$38,925	$(428,504)	$419,492
Affiliate long-term debt	—	—	11,560	(11,560)	—
Long-term debt, less current maturities	—	369,949	3,592	—	373,541

Total capitalization	419,492	759,528	54,077	(440,064)	793,033

Current liabilities:
Current maturities of long-term debt	—	11,918	506	—	12,424
Short-term borrowings	12,000		—	—	12,000
Payables to affiliates	12,127	8	10,927	(23,062)	—
Accounts payable	—	51,984	2,396	—	54,380
Accrued expenses and other liabilities	353	45,811	5,833	37	52,034

Total current liabilities	24,480	109,721	19,662	(23,025)	130,838
Unamortized investment tax credits	—	2,392	—	—	2,392
Deferred income taxes, net	—	81,990	1,374	148	83,512
Pension and postretirement benefits other than pensions	—	152,467	—	—	152,467
Regulatory and other liabilities	—	75,470	7,887	—	83,357
Advances for construction	—	181,230	1,533	—	182,763
Contributions in aid of construction	—	100,632	20,480	—	121,112

	$443,972	$1,463,430	$105,013	$(462,941)	$1,549,474

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

CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATING STATEMENT OF INCOME
For the three months ended September 30, 2009
(In thousands)

	Parent		All Other	Consolidating
	Company	Cal Water	Subsidiaries	Adjustments	Consolidated

Operating revenue	$—	$130,659	$8,508	$—	$139,167

Operating expenses:
Operations:
Water production costs	—	46,626	2,272	—	48,898
Administrative and general	—	17,231	1,853	—	19,084
Other operations	—	12,815	1,939	(115)	14,639
Maintenance	—	4,269	136	—	4,405
Depreciation and amortization	—	9,856	437	(34)	10,259
Income taxes (benefit)	(64)	12,824	480	177	13,417
Property and other taxes	—	3,893	478	—	4,371

Total operating expenses	(64)	107,514	7,595	28	115,073

Net operating income	64	23,145	913	(28)	24,094

Other Income and Expenses:
Non-regulated revenue	233	4,231	1,140	(410)	5,194
Non-regulated expense, net	—	(2,432)	(1,032)	—	(3,464)
Gain on sale on non-utility property	—	—	—	—	—
Income tax (expense) on other income and expense	(94)	(734)	(37)	163	(702)

Net other income and expense	139	1,065	71	(247)	1,028

Interest:
Interest expense	118	6,294	363	(295)	6,480
Less: capitalized interest	—	(728)	(222)	—	(950)

Net interest expense	118	5,566	141	(295)	5,530

Gross income	85	18,644	843	20	19,592

Equity earnings of subsidiaries	19,507	—	—	(19,507)	—

Net income	$19,592	$18,644	$843	$(19,487)	$19,592

CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATING STATEMENT OF INCOME
For the nine months ended September 30, 2009
(In thousands)

	Parent		All Other	Consolidating
	Company	Cal Water	Subsidiaries	Adjustments	Consolidated

Operating revenue	$—	$320,732	$21,715	$—	$342,447

Operating expenses:
Operations:
Water production costs	—	113,685	5,783	—	119,468
Administrative and general	—	51,773	5,558	—	57,331
Other operations	—	36,232	5,536	(343)	41,425
Maintenance	—	12,843	509	—	13,352
Depreciation and amortization	—	28,739	2,103	(103)	30,739
Income taxes (benefit)	(129)	20,956	121	490	21,438
Property and other taxes	—	10,846	1,525	—	12,371

Total operating expenses	(129)	275,074	21,135	44	296,124

Net operating income	129	45,658	580	(44)	46,323

Other Income and Expenses:
Non-regulated revenue	585	8,175	3,436	(1,023)	11,173
Non-regulated expense, net	—	(4,087)	(2,739)	—	(6,826)
Gain on sale on non-utility property	—	675	—	—	675
Income tax (expense) on other income and expense	(238)	(1,941)	(301)	448	(2,032)

Net other income and expense	347	2,822	396	(575)	2,990

Interest:
Interest expense	277	17,022	861	(680)	17,480
Less: capitalized interest	—	(1,778)	(492)	—	(2,270)

Net interest expense	277	15,244	369	(680)	15,210

Gross income	199	33,236	607	61	34,103

Equity earnings of subsidiaries	33,904	—	—	(33,904)	—

Net income	$34,103	$33,236	$607	$(33,843)	$34,103

CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATING STATEMENT OF INCOME
For the three months ended September 30, 2008
(In thousands)

	Parent		All Other	Consolidating
	Company	Cal Water	Subsidiaries	Adjustments	Consolidated

Operating revenue	$—	$125,327	$6,375	$—	$131,702

Operating expenses:
Operations:
Water production costs	—	44,959	1,496	—	46,455
Administrative and general	—	13,716	1,279	—	14,995
Other operations	—	11,767	1,282	(114)	12,935
Maintenance	—	3,705	119	—	3,824
Depreciation and amortization	—	8,800	518	(37)	9,281
Income taxes (benefit)	(23)	13,030	406	97	13,510
Property and other taxes	—	3,556	384	—	3,940

Total operating expenses	(23)	99,533	5,484	(54)	104,940

Net operating income	23	25,794	891	54	26,762

Other Income and Expenses:
Non-regulated revenue	97	2,064	1,845	(201)	3,805
Non-regulated expense, net	—	(2,481)	(2,020)	—	(4,501)
Gain on sale of properties	—	—	—	—	—
Income tax benefit (expense) on other income and expense	(39)	170	76	81	288

Net other income and expense	58	(247)	(99)	(120)	(408)

Interest:
Interest expense	57	5,051	212	(87)	5,233
Less: capitalized interest	—	(1,055)	(10)	—	(1,065)

Net interest expense	57	3,996	202	(87)	4,168

Gross income	24	21,551	590	21	22,186

Equity earnings of subsidiaries	22,162	—	—	(22,162)	—

Net income	$22,186	$21,551	$590	$(22,141)	$22,186

CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATING STATEMENT OF INCOME
For the nine months ended September 30, 2008
(In thousands)

	Parent		All Other	Consolidating
	Company	Cal Water	Subsidiaries	Adjustments	Consolidated

Operating revenue	$—	$296,305	$13,899	$—	$310,204

Operating expenses:
Operations:
Water production costs	—	109,009	3,153	—	112,162
Administrative and general	—	38,898	3,350	—	42,248
Other operations	—	34,637	3,471	(342)	37,766
Maintenance	—	12,590	294	—	12,884
Depreciation and amortization	—	26,402	1,486	(109)	27,779
Income taxes (benefit)	(25)	19,626	230	296	20,127
Property and other taxes	—	10,176	987	—	11,163

Total operating expenses	(25)	251,338	12,971	(155)	264,129

Net operating income	25	44,967	928	155	46,075

Other Income and Expenses:
Non-regulated revenue	353	5,829	3,886	(616)	9,452
Non-regulated expense, net	—	(6,264)	(3,451)	—	(9,715)
Gain on sale of properties	—	7	—	—	7
Income tax benefit (expense) on other income and expense	(143)	174	(163)	250	118

Net other income and expense	210	(254)	272	(366)	(138)

Interest:
Interest expense	62	15,093	524	(274)	15,405
Less: capitalized interest	—	(1,955)	—	—	(1,955)

Net interest expense	62	13,138	524	(274)	13,450

Gross income	173	31,575	676	63	32,487

Equity earnings of subsidiaries	32,314	—	—	(32,314)	—

Net income	$32,487	$31,575	$676	$(32,251)	$32,487

CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the nine months ended September 30, 2009
(In thousands)

	Parent		All Other	Consolidating
	Company	Cal Water	Subsidiaries	Adjustments	Consolidated

Operating activities:
Net income	$34,103	$33,236	$607	$(33,843)	$34,103

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity earnings of subsidiaries	(33,904)	—	—	33,904	—
Dividends received from affiliates	18,353	—	—	(18,353)	—
Depreciation and amortization	—	30,043	2,238	(103)	32,178
Gain on sale of non-utility property	—	(675)	—	—	(675)
Change in value of life insurance contracts	—	(3,555)	—	—	(3,555)
Other changes in noncurrent assets and liabilities	(1,490)	12,564	896	5	11,975
Changes in operating assets and liabilities:
Net increase (decrease) in advances to affiliates	1,193	138	(1,331)	—	—
Other changes, net	117	2,673	310	37	3,137

Net adjustments	(15,731)	41,188	2,113	15,490	43,060

Net cash provided by (used in) operating activities	18,372	74,424	2,720	(18,353)	77,163

Investing activities:
Utility plant expenditures:
Company funded	—	(75,318)	(7,544)	—	(82,862)
Developer funded	—	(3,532)	(16)	—	(3,548)
Sale of non-utility property	—	750	—	—	750
Purchase of life insurance	—	(1,711)	—	—	(1,711)
Reduction of loans to affiliates	415	—	—	(415)	—

Net cash provided by (used in) investing activities	415	(79,811)	(7,560)	(415)	(87,371)

Financing Activities:
Short-term borrowings	—	20,000	—	—	20,000
Repayment of short-term borrowings	—	(48,000)	—	—	(48,000)
Reduction of affiliate notes receivable	—	—	(415)	415	—
Proceeds from long-term debt, net of issuance cost of $3,390	—	96,610	96	—	96,706
Repayment of long-term debt	—	(5,116)	(635)	—	(5,751)
Advances and contributions in aid for construction	—	3,347	295	—	3,642
Refunds of advances for construction	—	(4,263)	(91)	—	(4,354)
Dividends paid to non-affiliates	(18,353)	—	—	—	(18,353)
Dividends paid to affiliates	—	(16,874)	(1,479)	18,353	—
Issuance of common stock	30	—	—	—	30

Net cash provided by (used in) financing activities	(18,323)	45,704	(2,229)	18,768	43,920

Change in cash and cash equivalents	464	40,317	(7,069)	—	33,712
Cash and cash equivalents at beginning of period	427	3,025	10,417	—	13,869

Cash and cash equivalents at end of period	$891	$43,342	$3,348	$—	$47,581

CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the nine months ended September 30, 2008
(In thousands)

	Parent		All Other	Consolidating
	Company	Cal Water	Subsidiaries	Adjustments	Consolidated

Operating activities:
Net income	$32,487	$31,575	$676	$(32,251)	$32,487

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity earnings of subsidiaries	(32,314)	—	—	32,314	—
Dividends received from affiliates	18,289	—	—	(18,289)	—
Depreciation and amortization	—	27,590	2,241	(109)	29,722
Gain on sale of non-utility property	—	(7)	—	—	(7)
Change in value of life insurance contracts	—	2,198	—	—	2,198
Other changes in noncurrent assets and liabilities	—	759	1,231	—	1,990
Changes in operating assets and liabilities:
Net increase (decrease) in advances to affiliates	(14,561)	(5,386)	19,947	—	—
Other changes, net	(735)	13,109	2,205	46	14,625

Net adjustments	(29,321)	38,263	25,624	13,962	48,528

Net cash provided by (used in) operating activities	3,166	69,838	26,300	(18,289)	81,015

Investing activities:
Utility plant expenditures:
Company funded	—	(70,723)	(3,880)	—	(74,603)
Developer funded	—	(6,007)	(13)	—	(6,020)
Purchase of life insurance and other	—	(1,366)	—	—	(1,366)
Acquisitions, net of cash acquired	—	—	(14,341)	—	(14,341)
Loans to affiliates	884	—	—	(884)	—
Redemption of preferred stock	3,718	—	—	(3,718)	—

Net cash provided by (used in) investing activities	4,602	(78,096)	(18,234)	(4,602)	(96,330)

Financing Activities:
Short-term borrowings	12,000	28,000	—	—	40,000
Reduction of affiliate notes receivable	—	—	(884)	884	—
Proceeds from long-term debt	—	494	199	—	693
Repayment of long-term debt	—	(1,264)	(597)	—	(1,861)
Advances and contributions in aid of construction	—	5,634	914	—	6,548
Refunds of advances for construction	—	(5,171)	(212)	—	(5,383)
Dividends paid to non-affiliates	(18,289)	—	—	—	(18,289)
Dividends paid to affiliates	—	(17,615)	(674)	18,289	—
Redemption of preferred stock	(3,718)	(3,718)	—	3,718	(3,718)

Net cash provided by (used in) financing activities	(10,007)	6,360	(1,254)	22,891	17,990

Change in cash and cash equivalents	(2,239)	(1,898)	6,812	—	2,675
Cash and cash equivalents at beginning of period	2,718	2,631	1,385	—	6,734

Cash and cash equivalents at end of period	$479	$733	$8,197	$—	$9,409

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
CRITICAL ACCOUNTING POLICIES
We maintain our accounting records in accordance with accounting principles generally accepted in the United States of America (GAAP) and as directed by the regulatory commissions to which we are subject. The process of preparing financial statements in accordance with GAAP requires the use of estimates and assumptions on the part of management. The estimates and assumptions used by management are based on historical experience and our understanding of current facts and circumstances. Management believes that the following accounting policies are critical because they involve a higher degree of complexity and judgment, and can have a material impact on our results of operations and financial condition. These policies and their key characteristics are discussed in detail in the 2008 Form 10-K. They include:
•	revenue recognition and the water revenue adjustment mechanism;

•	expense balancing and memorandum accounts;

•	modified cost balancing accounts;

•	regulatory utility accounting;

•	income taxes;

•	pension benefits;

•	workers’ compensation, general liability and other claims; and

•	contingencies
For the period ended September 30, 2009, there were no changes in the methodology for computing critical accounting estimates, no additional accounting estimates met the standards for critical accounting policies, and there were no material changes to the important assumptions underlying the critical accounting estimates.

RESULTS OF THIRD QUARTER 2009 OPERATIONS COMPARED TO
THIRD QUARTER 2008 OPERATIONS
Amounts in thousands except share data
Overview
Third quarter of 2009 net income was $19.6 million or $0.94 per diluted common share compared to net income of $22.2 million or $1.06 per diluted common share in the third quarter of 2008. The decrease in net income is primarily attributable to higher operating costs during the third quarter of 2009 compared to the prior year. The most significant operating expense increases were pension and other employee benefits, maintenance, depreciation, interest and legal expenses.
Operating Revenue
Operating revenue increased $7.5 million or 6% to $139.2 million in the third quarter of 2009. As disclosed in the following table, the increase was due to increases in rates and usage by new customers primarily from our acquisitions in Hawaii last year.
The factors that impacted the operating revenue for the third quarter of 2009 compared to 2008 are presented in the following table:

Rate increases	$12,544
Usage by new customers	3,258
Net change due to actual versus adopted results, usage, and other	(8,338)

Net operating revenue increase	$7,464

The net change due to actual versus adopted results, usage, and other in the above table refers to the revenue impact year over year of the change in revenue recognized by the Water Revenue Adjustment Mechanism (WRAM) and Modified Cost Balancing Account (MCBA). The WRAM is impacted by changes in consumption patterns from our historical trends as well as an increase in conservation efforts. The MCBA, which records the differences in production costs from the adopted costs, is recorded as an element of revenue as it represents pass through costs which are billed to customers. The MCBA is impacted by changes in total production quantities, the production mix of the source of water, the price paid for purchased water and power, and the amount of pump taxes paid.
The components of the rate increases are listed in the following table:

Purchased water offset increases	$5,844
Step-rate increases	2,878
General Rate Case (GRC) increases	2,726
Balancing account adjustments	271
Other	825

Total rate increases	$12,544

Total Operating Expenses
Total operating expenses were $115.1 million for the third quarter of 2009, versus $104.9 million for the same period in 2008, a 10% increase.
Water production expense consists of purchased water, purchased power, and pump taxes. It represents the largest component of total operating expenses, accounting for approximately 43% of total operating expenses in the third quarter of 2009. Water production expenses increased 5% compared to the same period last year due to increased cost of purchased water and purchased power, although usage was down. Our wholly-owned operating subsidiaries, Washington Water, New Mexico Water and Hawaii Water obtain all of their water supply from wells.

Sources of water as a percent of total water production are listed in the following table:

	Three Months Ended September 30
	2009	2008
Well production	51%	51%
Purchased	46%	45%
Surface	3%	4%

Total	100%	100%

The components of water production costs are shown in the table below:

	Three Months Ended September 30
	2009	2008	Change
Purchased water	$35,326	$33,858	$1,468
Purchased power	10,089	9,285	804
Pump taxes	3,483	3,312	171

Total	$48,898	$46,455	$2,443

Purchased water costs increased due to price increases from water wholesalers. Total water production, measured in acre feet, decreased by 7% during the third quarter of 2009 as compared with the third quarter of 2008, due to lower customer usage primarily attributed to cooler weather and voluntary conservation.
Administrative and general expense and other operations expense increased 21% to $33.7 million. The primary increase was due to increased pension costs, other employee benefit costs, increased payroll expense from new employees, and increased legal expenses. On January 1, 2009, wage increases became effective and there was an increase in the number of employees. At September 30, 2009, there were 976 employees and at September 30, 2008, there were 936 employees.
Maintenance expenses increased by 15% to $4.4 million in the third quarter of 2009 compared to $3.8 million in the third quarter of 2008, due to an increase in main and service repairs. Depreciation and amortization expense increased $1.0 million, or 11%, because of 2008 capital additions.
Federal and state income taxes charged to operating expenses and other income and expenses increased $0.9 million, from a provision of $13.2 million in the third quarter of 2008 to $14.1 million in the third quarter of 2009, due to a change in the effective tax rate recognized in the third quarter due to revised estimated permanent differences. We expect the effective tax rate to be between 40% and 40.7% for fiscal year 2009.
Other Income and Expense
Non-regulated revenue, net of related expenses, reflected net income of $1.0 million for the third quarter of 2009 compared to a loss of $0.4 million in the same period last year, which is an increase of $1.4 million. The change from the prior year is due to a favorable change of the cash surrender value of the life insurance contracts associated with certain benefit plans.
Interest Expense
Total interest expense, net of interest capitalized, increased $1.4 million to $5.5 million for the third quarter of 2009 compared to the same period last year. This increase was attributable to the additional interest on the First Mortgage Bonds issued in April 2009.

RESULTS OF THE NINE MONTHS ENDED SEPTEMBER 2009 COMPARED TO
THE NINE MONTHS ENDED SEPTEMBER 2008 OPERATIONS
Amounts in thousands except per share data
Overview
Net income for the nine-month period ended September 30, 2009, was $34.1 million, or $1.64 per diluted common share compared to net income of $32.5 million or $1.55 per diluted common share for the nine-months ended September 30, 2008. The increase in net income is primarily attributable to the increase in non-regulated income and to an increase in net operating income due to the rate increases from the 2007 General Rate Case (GRC), effective July 1, 2008. This increase was partially offset by higher operating costs, the hiring of positions approved in the 2007 GRC, and an increase of interest expense attributable to the issuance of the First Mortgage Bonds in April 2009.
Operating Revenue
Operating revenue increased $32.2 million, or 10%, to $342.4 million in the nine-month period ended September 30, 2009. As disclosed in the following table, the increase was primarily due to increases in rates and usage by new customers primarily from our acquisitions in Hawaii last year. The decrease in usage by existing customers due to unfavorable weather and voluntary conservation efforts lowered operating revenue.
The factors that affected the operating revenue for the nine-month period ended September 30, 2009 compared to 2008 are presented in the following table:

Rate increases	$43,330
Increase in usage by new customers	9,076
Net change due to actual verses adopted results, usage, and other	(20,163)

Net changes in operating revenue	$32,243

The net change due to actual versus adopted results, usage, and other in the above table refers to the revenue impact year over year of the change in revenue recognized by the WRAM and MCBA. The WRAM is impacted by changes in consumption patterns from our historical trends as well as an increase in conservation efforts. The MCBA, which records the differences in production costs from the adopted costs, is recorded as an element of revenue as it is a pass through cost. The MCBA is impacted by changes in total production quantities, the production mix of the source of water, the price paid for purchased water and power, and the amount of pump taxes paid.
The components of the rate increases are listed in the following table:

General Rate Case (GRC) increase	$25,841
Purchased water offset increase	12,300
Step rate increase	3,677
Balancing account adjustments	687
Other	825

Total rate increases	$43,330

Total Operating Expenses
Total operating expenses were $296.1 million for the nine-months ended September 30, 2009, versus $264.1 million for the same period in 2008, a 12% increase.
Water production expense consists of purchased water, purchased power and pump taxes. Water production expense represents the largest component of total operating expenses, accounting for approximately 40% of total operating expenses. Water production expenses increased $7.3 million in the nine-months ended September 30, 2009, or 7%, compared to the same period last year due to increased cost of purchased water and purchased power. Our wholly-owned operating subsidiaries, Washington Water, New Mexico Water and Hawaii Water, obtain all of their water supply from wells.

Sources of water production as a percent of total water production are listed on the following table:

	Nine-months ended September 30
	2009	2008
Well production	49%	49%
Purchased	48%	47%
Surface	3%	4%

Total	100%	100%

     The components of water production costs are shown in the table below:

	Nine-months ended September 30
	2009	2008	Change
Purchased water	$89,920	$85,354	$4,566
Purchased power	22,216	19,704	2,512
Pump taxes	7,332	7,104	228

Total	$119,468	$112,162	$7,306

Purchased water cost increased due to higher prices from wholesalers. Included in purchased water are leases of unused water rights of $1.8 million and $1.6 million during the nine-months ended September 30, 2009 and September 30, 2008, respectively. The increase in purchased power is primarily due to the acquisitions in Hawaii last year.
Administration and general and other operations expenses were $98.8 million, increasing $18.7 million, or 23%, for the nine-months ended September 30, 2009. The increase was primarily due to increased pension and postretirement benefit costs, other benefit costs, new employees, and outside legal services. Payroll charged to operating expense increased $1.6 million for the nine-months ended September 30, 2009. Wages for union employees increased 3.0%, effective January 1, 2009. Overall payroll costs (expensed and capitalized) increased 6.7% for the nine-months ended September 30, 2009, due to increases in the number of employees and higher wage rates. At September 30, 2009, there were 976 employees and at September 30, 2008, there were 936 employees.
Maintenance expense increased for the nine-months ended September 30, 2009, increasing $0.5 million, or 4%, due to an increase in main and service repairs. Depreciation and amortization expense increased $3.0 million, or 11%, because of increased capital expenditures in 2008.
Federal and state income taxes increased $1.3 million, or 7%, for the nine-months ended September 30, 2009, due to a change in the effective tax rate due to revised estimated permanent differences and change in taxable income. We expect the effective tax rate to be between 40% and 40.7% for 2009.
Other Income and Expense
Other income, net of related expenses, was $3.0 million for the nine-months ended September 30, 2009, compared to a loss of $0.1 million for the first nine-months of 2008. The change from the prior year is due to an increase in non-utility service revenues and a gain on the sale of non-utility property. In addition, other expense was reduced by a gain in cash surrender value of life insurance contracts associated with our benefit plans of $3.6 million in the nine-months ended September 30, 2009. In the prior year, we recorded a loss (reduction) in cash surrender value of life insurance contracts associated with our benefit plans of $2.2 million for the nine-month period ended September 30, 2008. The cash surrender value is determined in part by the market of certain underlining funds, the value of which reflects changes in the stock market. Due to a significant increase in the stock market in the first nine months of 2009, there was a corresponding increase to the cash surrender value of the life insurance contracts.
Interest Expense
Net interest expense increased $1.8 million to $15.2 million for the period ended September 30, 2009, compared to the nine-month period ended September 30, 2008. This increase was attributable to the additional interest on the First Mortgage Bonds issued in April 2009 less increased capitalized interest on construction activity.

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
Remaining Unrecorded Balances from Previously Authorized Balancing Accounts Recoveries/Refunds
The total of unrecorded, under-collected memorandum and balancing accounts was approximately $1.1 million as of September 30, 2009.
2009 Regulatory Activity to Date
Cost of Capital Application
On May 1, 2008, Cal Water filed an application in compliance with the Rate Case Plan to establish an allowable cost of capital for 2009, 2010, and 2011. The cost of capital evaluation includes such issues as the authorized return on equity, the cost of debt, and the equitable capital structure for Cal Water. This application, A.08-05-002, was considered along with similar applications from two other multi-district California water utilities. On May 7, 2009, the CPUC issued D.09-05-019 ruling on these issues and adopting a cost of capital for Cal Water for 2009. The CPUC authorized Cal Water a 10.20% return on equity, the same provision as had been last adopted by the CPUC for Cal Water in 2007 and 2008. The decision also allowed a capital structure of 53% equity and 47% debt. Finally, the decision also allowed a temporary interest rate balancing account to insulate the utilities and their ratepayers from volatile debt financing costs due to market uncertainty. The total effect of the decision was a rate decrease, of $1.8 million in annual revenues effective in June 2009.
On July 30, 2009, the CPUC issued its D.09-07-051, which adopted an all-party settlement for a cost of capital adjustment mechanism. Under the settlement, the authorized return on equity may be adjusted prospectively based on annual changes in a bond index. The mechanism has a threshold trigger of 100 basis points change in the index before any adjustment is made to Cal Water’s authorized return. Cal Water does not anticipate the mechanism will trigger in 2009.

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
Washington 2009 General Rate Case Filing
On May 12, 2009, Washington Water Service Company filed a general rate increase for its regulated operations with the Washington Utilities and Transportation Commission (WUTC). Washington Water requested increases of $1.9 million on an annual basis. On July 30, 2009, the WUTC approved increased rates and a revised revenue requirement adding $1.2 million in additional annual revenue.
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

In June 2009, as allowed in the Commission’s 2007 Rate Case Plan, Cal Water filed advice letters for interim rate increases for eight districts effective in July 2009. These interim rates generate $2.4 million annually beginning July 1, 2009. Under the Commission’s prior rate case plan, these districts would have had rates effective in July 2009. The revenues collected are subject to refund or adjustment and will be trued up after a decision in the 2009 GRC. The rate change is an incremental addition to the adopted revenue requirement and will increase revenues until the next GRC.
In June 2009, Cal Water filed for escalation rate increases totaling $9.0 million effective in July for sixteen districts. These were approved effective in July 2009. The escalation rate increases were not reflected in the 2009 GRC filing. Therefore, the revenue obtained is a part of the requested 2009 GRC increase, not an addition to it. The rate change is an incremental addition to the adopted revenue requirement and will increase revenues until the next GRC.
In July 2009, Cal Water received approval for seven rate base offset advice letters totaling $0.7 million additional annual revenue. The rate base offset rate increases were not reflected in the 2009 GRC filing. Therefore, the revenue obtained is a part of the requested 2009 GRC increase, not an addition to it. The rate change is an incremental addition to the adopted revenue requirement and will increase revenues until the next GRC.
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
LIQUIDITY
Cash flows from Operations
Cash flows from operations were $77.2 million for the nine-months ended September 30, 2009. Cash flows from operations is primarily generated by net income and changes in our operating assets and liabilities. Cash generated by operations varies during the year which is dependent upon customer billings and timing of contributions to our benefit plans and estimated tax payments.
During the nine-months ended September 30, 2009, we made contributions to our pension and retiree health care plan of $23.7 million compared to $1.6 million paid during the nine-months ended September 30, 2008. The 2009 contributions were higher than the prior year because $11.7 million of the 2008 pension and retiree health care was paid during 2009. As approved in the 2007 General Rate Case, we increased the funding level of our pension and retiree health care plan from $16.4 million during 2008 to $27.9 million during 2009.
The water business is seasonal. Customer billings are lower in the cool, wet winter months when less water is used compared to the warm, dry summer months when water use is highest. This seasonality results in the possible need for short-term borrowings under the bank lines of credit in the event cash is not available during the winter period. The increase in cash flows during the summer allows short-term borrowings to be paid down. Customer water usage can be lower than normal in years when more than normal precipitation falls in our service areas or temperatures are lower than normal, especially in the summer months. The reduction in water usage reduces cash flows from operations and increases the need for short-term bank borrowings. In addition, short-term borrowings are used to finance capital expenditures until long-term financing is arranged.
Investing Activities
During the nine-months ended September 30, 2009, we had company-funded capital expenditures of $82.9 million. For 2009, our capital budget is approximately $100 to $120 million.
Financing Activities
During the nine-months ended September 30, 2009, there were no equity offerings. In April 2009, Cal Water issued $100 million of First Mortgage Bonds at the rate of 5.875% due in 2019, which are fully and unconditionally guaranteed by the Company. The first mortgage bond issuance costs were $3.4 million. Proceeds were used to pay down Cal Water’s short-term borrowings and will be added to Cal Water’s general funds to be used for capital expenditures and other corporate items. In connection with the offering, Cal Water exercised its option to redeem the remaining $3.0 million of 8.86% Series J First Mortgage Bonds due 2023, which Cal Water assumed in connection with its acquisition of Dominguez Water Corporation in 2000. The redemption was effected pursuant to the terms of the indenture and supplemental indentures governing the Series J bonds. The Series J bonds were redeemed at a redemption price equal to 100% of the outstanding principal amount of the Series J bonds plus a make-whole premium of $1.0 million, and accrued and unpaid interest to the date of redemption.
Dividend payments were higher than the prior year due to an increased dividend rate paid in the current year. Both advances for construction and contribution in aid of construction decreased $2.9 million during the first nine months of 2009 compared to the first nine months of 2008 primarily due to a decline in developer activity.
Short-Term and Long-Term Debt
Short-term liquidity is provided by bank lines of credit funds extended to us and certain of our subsidiaries and by internally generated funds. Long-term financing is accomplished through the use of both debt and equity. As of September 30, 2009, there were short-term borrowings of $12 million outstanding on the line of credit. There were short-term bank borrowings of $40 million at December 31, 2008. On October 27, 2009, the Company and Cal Water entered into three-year syndicated unsecured revolving line of credit agreements with sixteen banks to provide a revolving line of credit of $50 million and $250 million, respectively.
We made principal payments on our First Mortgage Bonds and other long-term debt payments of $5.8 million during the nine-months ended September 30, 2009. As noted above, we issued $100 million of First Mortgage Bonds. In connection with this issuance, Cal Water’s outstanding senior notes in the aggregate principal amount of $260 million were exchanged for First Mortgage Bonds with the same interest rate and maturities as the previously outstanding senior notes for which they were exchanged.
Bond series K in the amount of $10 million was reclassified to a short-term liability during the nine-months ended September 30, 2009 because the bond matures during calendar year 2010. Long-term financing, which includes First Mortgage Bonds and other debt securities, and common stock, has typically been used to replace short-term borrowings and fund capital expenditures. Internally generated funds, after making dividend payments, provide positive cash flow, but have not been at a level to meet the needs of our capital expenditure requirements. Management expects this trend to continue given our capital expenditures plan for the next 5 years. Some capital expenditures are funded by payments received from developers for contributions in aid of construction or advances for construction. Funds received for contributions in aid of construction are non-refundable, whereas funds classified as advances in construction are refundable. Management believes long-term financing is available to meet our cash flow needs through issuances in both debt and equity instruments.
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
Dividends, Book Value and Shareholders
The third quarter common stock dividend of $0.2950 per share was paid on August 21, 2009, compared to a quarterly dividend in the third quarter of 2008 of $0.2925. This was Cal Water’s 258th consecutive quarterly dividend. Annualized, the 2009 dividend rate is $1.18 per common share, compared to $1.17 in 2008. For the full year 2008, the payout ratio was 62% of net income. On a long-term basis, our goal is to achieve a dividend payout ratio of 60% of net income accomplished through future earnings growth.
At its October 28, 2009 meeting, the Board declared the third quarter dividend of $0.2950 per share payable on November 20, 2009, to stockholders of record on November 9, 2009. This will be our 259th consecutive quarterly dividend.
2009 Financing Plan
Cal Water is currently reviewing its financing needs for 2010. On October 27, 2009, the Company and Cal Water entered into three-year syndicated unsecured revolving line of credit agreements with sixteen banks to provide a revolving line of credit of $50 million and $250 million, respectively. We intend to fund our capital needs in future periods through a relatively balanced approach between long-term debt and equity.

Book Value and Stockholders of Record
Book value per common share was $20.22 at September 30, 2009 compared to $19.44 at December 31, 2008.
There were approximately 2,637 (not in thousands) stockholders of record for our common stock on October 29, 2009.
Utility Plant Expenditures
During the nine-months ended September 30, 2009, capital expenditures totaled $86.4 million; $82.9 million was from company-funded projects and $3.5 million was from third-party-funded projects. The planned 2009 company-funded capital expenditure budget is approximately $100 to $120 million. The actual amount may vary from the budget number due to timing of actual payments related to current year projects and prior year projects. We do not control third-party-funded capital expenditures and therefore are unable to estimate the amount of such projects for 2009.
At September 30, 2009, construction work in progress was $126.3 million compared to $80.6 million at December 31, 2008. Work in progress includes projects that are under construction but not yet complete and placed in service.
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
In several of Cal Water’s operating districts, we have service contracts with and lease equipment from Basin Water, Inc. for the treatment of water from company-owned wells. The continued treatment of water from these wells is critical to Cal Water’s ability to meet customers’ demand in those districts. On July 17, 2009, Basin Water, Inc. filed for Chapter 11 bankruptcy and was seeking to sell some of its assets and assignment of certain of their contracts to a third party. The sale of the assets and assignments occurred during third quarter 2009 and did not impact our operations. We believe the performance of these contractual obligations and the availability of this equipment will be uninterrupted. Furthermore, if this equipment is no longer available, we believe there are additional suppliers that can supply the needed equipment and treatment process required in order for us to meet our water supply needs.
California’s normal weather pattern yields little precipitation between mid-spring and mid-fall. The Washington Water service areas receive precipitation in all seasons, with the heaviest amounts during the winter. New Mexico Water’s rainfall is heaviest in the summer monsoon season. Hawaii Water receives precipitation throughout the year, with the largest amounts in the winter months. Water usage in all service areas is highest during the warm and dry summers and declines in the cool winter months. Rain and snow during the winter months replenish underground water aquifers and fill reservoirs, providing the water supply for subsequent delivery to customers. Snowpack water content and rainfall accumulation during the 2008 — 2009 water year was 93% of normal (as of October 1, 2009 per the California Department of Water Resources). Precipitation in the prior year was below average. Management believes that supply pumped from underground aquifers and purchased from wholesale suppliers will be adequate to meet customer demand during 2009 and beyond. However, water rationing may be required if declared by the state or local jurisdictions. Long-term water supply plans are developed for each of our districts to help assure an adequate water supply under various operating and supply conditions. Some districts have unique challenges in meeting water quality standards, but management believes that supplies will meet current standards using current treatment processes.
CONTRACTUAL OBLIGATIONS
During the nine-months ended September 30, 2009, there were no material changes in contractual obligations outside the normal course of business.
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
Our management, with the participation of our CEO and our CFO, evaluated the effectiveness of our disclosure controls and procedures for the period ended September 30, 2009. Based on that evaluation, we concluded that our disclosure controls and procedures were effective at the reasonable assurance level.
(b) Changes to Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
Groundwater Contamination Matters
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
Other Groundwater Contamination
The Company has been and is involved in litigation against third parties to recover past and future costs related to ground water contamination in our service areas. The cost of litigation is expensed as incurred and any settlement is first offset against such costs. Any settlement in excess of the cost to litigate is accounted for on a case by case basis, dependant upon the nature of the settlement.
The Company is involved in a lawsuit against major oil refineries regarding the contamination of the ground water as a result of the gas additive MTBE. The Company entered into a partial settlement with the defendants in April of 2008 that represent approximately 70% of the responsible parties (as determined by the Superior Court). On October 22, 2008, the Company received $34.2 million after deducting attorneys’ fees and litigation expenses. The Company is aggressively pursuing legal action against the remaining responsible parties. The Company has filed with the Commission to determine the appropriate regulatory treatment of the proceeds. It anticipates that the proceeds will have been used by the Company on MTBE capital investments. The Company has also filed with the Internal Revenue Service a request for a private letter ruling, regarding the taxability of the re-investment of proceeds. When an agreement is reached with the Commission regarding the regulatory treatment, or when the taxability is determined based upon proceedings with the Internal Revenue Service, the Company will adjust the accounting of the settlement, accordingly.
As previously reported, Company has filed with the City of Bakersfield, in the Superior Court of California, a lawsuit that names potentially responsible parties, who manufactured and distributed products containing 1,2,3 trichloropropane (TCP) in California. TCP has been detected in the ground water. The lawsuit seeks to recover treatment costs necessary to remove TCP. The Court has now coordinated our action with other water purveyor cases (TCP Cases JCCP 4435) in San Bernardino County. No trial date has yet been set. Company has entered into a settlement with one of the distributor defendants, FMC Corporation. Company will record the proceeds in a memorandum account until the Commission approves an allocation between ratepayers and shareholders.
The Company has filed in San Mateo County Superior Court a Complaint (California Water Service Company v. The Dow Chemical Company, et al. CIV 473093) against potentially responsible parties that manufactured and distributed products, which contained perchloroethylene, also know as tetrachloroethylene (PCE) in California, to recover the past, present, and future treatment costs. The case has not been consolidated with other PCE cases. Discovery is underway. No trial date has yet been set.
Other Legal Matters
On October 14, 2009, Victor Guerrero and Hortencia Guerrero filed a Complaint in Solano County Superior Court: Victor Guerrero and Hortencia Guerrero v. California Water Service Company, Case No. FCSo34481. The Complaint for wrongful death seeks damages for negligence for failure to maintain the water system, negligence for failure to warn, negligence and intentional concealment causes of actions. The Company does not believe it has any liability in this matter and tendered the lawsuit to its insurance carrier.
From time to time, the Company has been named as a co-defendant in several asbestos related lawsuits. The Company has been dismissed without prejudice in several of these cases. In other cases, our contractor’s and/or our insurance policy carriers have settled the cases with no significant impact on our financial statements.

From time to time, the Company is involved in various disputes and litigation matters that arise in the ordinary course of business. We review the status of each significant matter and assess its potential financial exposure. If the potential loss from any claim or legal proceeding is considered probable and the amount of the range of loss can be estimated, we accrue a liability for the estimated loss in accordance with the accounting standards for contingencies. Legal proceedings are subject to uncertainties, and the outcomes are difficult to predict. Because of such uncertainties, accruals are based on the best information available at the time. While the outcome of these disputes and litigation matters cannot be predicted with any certainty, management does not believe that when taking into account existing reserves that the ultimate resolution of these matters will materially affect our financial position, results of operations, or cash flows.

Item 6. EXHIBITS

Exhibit	Description
10.1	Unsecured Credit Agreement dated as of October 27, 2009 among California Water Service Group and certain of it subsidiaries from time to time, as borrowers, Bank of America, N.A., as administrative agent, swing line lender and letter of credit issuer, Banc of America Securities LLC, as sole lead arranger and sole book manager, CoBank, ACB and Bank of China, Los Angeles Branch, as co-syndication agents, Compass Bank and U.S. Bank National Association, as co-documentation agents, and the other lender parties thereto (Exhibit 10.1 to the current report on Form 8-K of the registrant dated October 27, 2009).

10.2	Unsecured Credit Agreement dated as of October 27, 2009 among California Water Service Company, as borrower, Bank of America, N.A., as administrative agent, swing line lender and letter of credit issuer, Banc of America Securities LLC, as sole lead arranger and sole book manager, CoBank, ACB and Bank of China, Los Angeles Branch, as co-syndication agents, Compass Bank and U.S. Bank National Association, as co-documentation agents, and the other lender parties thereto (Exhibit 10.2 to the current report on Form 8-K of the registrant dated October 27, 2009).

10.3	Water Supply Contract between the City and County of San Francisco and wholesale customers in Alameda County, San Mateo County and Santa Clara County for a term of twenty-five years beginning on July 1, 2009 and ending on June 30, 2034. The agreement was dated June 24, 2009.

10.4	Water Supply Contract dated July 1, 2009 between the City and County of San Francisco and California Water Service Company to provide water to Bear Gulch and Bayshore service areas for a term of twenty-five years beginning July 1, 2009 and ending June 30, 2034.

31.1	Chief Executive Officer certification of financial statements pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

31.2	Chief Financial Officer certification of financial statements pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

32	Chief Executive Officer and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

SIGNATURES
Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 9, 2009	CALIFORNIA WATER SERVICE GROUP Registrant
	By:	/s/ Martin A. Kropelnicki
Martin A. Kropelnicki
Vice President, Chief Financial Officer and Treasurer

Exhibit Index

Exhibit	Description
10.1	Unsecured Credit Agreement dated as of October 27, 2009 among California Water Service Group and certain of it subsidiaries from time to time, as borrowers, Bank of America, N.A., as administrative agent, swing line lender and letter of credit issuer, Banc of America Securities LLC, as sole lead arranger and sole book manager, CoBank, ACB and Bank of China, Los Angeles Branch, as co-syndication agents, Compass Bank and U.S. Bank National Association, as co-documentation agents, and the other lender parties thereto (Exhibit 10.1 to the current report on Form 8-K of the registrant dated October 27, 2009).

10.2	Unsecured Credit Agreement dated as of October 27, 2009 among California Water Service Company, as borrower, Bank of America, N.A., as administrative agent, swing line lender and letter of credit issuer, Banc of America Securities LLC, as sole lead arranger and sole book manager, CoBank, ACB and Bank of China, Los Angeles Branch, as co-syndication agents, Compass Bank and U.S. Bank National Association, as co-documentation agents, and the other lender parties thereto (Exhibit 10.2 to the current report on Form 8-K of the registrant dated October 27, 2009).

10.3	Water Supply Contract between the City and County of San Francisco and wholesale customers in Alameda County, San Mateo County and Santa Clara County for a term of twenty-five years beginning on July 1, 2009 and ending on June 30, 2034. The agreement was dated June 24, 2009.

10.4	Water Supply Contract dated July 1, 2009 between the City and County of San Francisco and California Water Service Company to provide water to Bear Gulch and Bayshore service areas for a term of twenty-five years beginning July 1, 2009 and ending June 30, 2034.

31.1	Chief Executive Officer certification of financial statements pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

31.2	Chief Financial Officer certification of financial statements pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

32	Chief Executive Officer and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002