Form 10-K
period 2009-12-31
CALIFORNIA WATER SERVICE GROUP
filed 2010-03-01
CIK 1035201

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232,405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

☑ Large accelerated filer	☐ Accelerated filer	☐ Non-accelerated filer	☐ Smaller reporting company
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant was $754 million on June 30, 2009, the last business day of the registrant’s most recently completed second fiscal quarter. The valuation is based on the closing price of the registrant’s common stock as traded on the New York Stock Exchange.

Common stock outstanding at February 24, 2010, — 20,765,452 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the California Water Service Group 2010 Annual Meeting are incorporated by reference into Part III hereof.

		Page

PART III
Item 10.	Directors and Executive Officers and Corporate Governance	88
Item 11.	Executive Compensation	89
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	89
Item 13.	Certain Relationships and Related Transactions and Director Independence	89
Item 14.	Principal Accountant Fees and Services	89

PART IV
Item 15.	Exhibits, Financial Statement Schedules	90
	Signatures	91
	Exhibit Index	92
EX-12.1
EX-21
EX-23.1
EX-23.2
EX-31.1
EX-31.2
EX-32

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

Factors which may cause actual results to be different than those expected or anticipated include, but are not limited to:

•	governmental and regulatory commissions’ decisions, including decisions on proper disposition of property;

•	changes in regulatory commissions’ policies and procedures;

•	the timeliness of regulatory commissions’ actions concerning rate relief;

•	changes in the capital markets and access to sufficient capital on satisfactory terms;

•	new legislation;

•	changes in accounting valuations and estimates;

•	changes in accounting treatment for regulated companies, including adoption of International Financial Reporting Standards, if required;

•	electric power interruptions;

•	increases in suppliers’ prices and the availability of supplies including water and power;

•	fluctuations in interest rates;

•	changes in environmental compliance and water quality requirements;

•	acquisitions and the ability to successfully integrate acquired companies;

•	the ability to successfully implement business plans;

•	civil disturbances or terrorist threats or acts, or apprehension about the possible future occurrences of acts of this type;

•	the involvement of the United States in war or other hostilities;

•	our ability to attract and retain qualified employees;

•	labor relations matters as we negotiate with the unions;

•	implementation of new information technology systems;

•	changes in operations that result in an impairment to acquisition goodwill;

•	restrictive covenants in or changes to the credit ratings on current or future debt that could increase financing costs or affect the ability to borrow, make payments on debt, or pay dividends;

•	general economic conditions, including changes in customer growth patterns and our ability to collect billed revenue from customers;

•	changes in customer water use patterns and the effects of conservation;

•	the impact of weather on water sales and operating results;

•	the ability to satisfy requirements related to the Sarbanes-Oxley Act and other regulations on internal controls; and

•	the risks set forth in “Risk Factors” included elsewhere in this annual report.

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

During the year ended December 31, 2009, there were no significant changes in the kind of products produced or services rendered or those provided by our operating subsidiaries, or in the markets or methods of distribution.

Our mailing address and contact information is:

California Water Service Group
1720 North First Street
San Jose, California 95112-4598
telephone number: 408-367-8200
www.calwatergroup.com

Annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports are available free of charge through our website. The reports are available on our website as soon as reasonably practicable after such reports are filed with the SEC.

Regulated Business

California water operations are conducted by the Cal Water and CWS Utility Services entities, which provide service to approximately 467,100 customers in 83 California communities through 26 separate districts. Of these 26 districts, 24 districts are regulated water systems, which are subject to regulation by the California Public Utilities Commission (CPUC). The other 2 districts, the City of Hawthorne and the City of Commerce, are governed through their respective city councils and are outside of the CPUC’s jurisdiction. California water operations account for approximately 94% of our total customers and approximately 94% of our total consolidated operating revenue.

Hawaii Water provides service to approximately 4,200 water and wastewater customers on the islands of Maui and Hawaii, including several large resorts and condominium complexes. Hawaii’s regulated operations are subject to the jurisdiction of the Hawaii Public Utilities Commission. Hawaii Water accounts for less than 1% of our total customers and approximately 3% of our total operating revenue. HWS Utility Services LLC was organized in 2007 and began non-regulated operations in January 2008.

Washington Water provides domestic water service to approximately 15,600 customers in the Tacoma and Olympia areas. Washington Water’s utility operations are regulated by the Washington Utilities and Transportation Commission. Washington Water accounts for approximately 3% of our total customers and approximately 2% of our total consolidated operating revenue.

New Mexico Water provides service to approximately 7,800 water and wastewater customers in the Belen, Los Lunas and Elephant Butte areas in New Mexico. New Mexico’s regulated operations are subject to the jurisdiction of the New Mexico Public Regulation Commission. New Mexico Water accounts for approximately 2% of our total customers and approximately 1% of our total consolidated operating revenue.

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

In February 1996, we entered into an agreement to operate the City of Hawthorne water system. The system, which is located near the Hermosa-Redondo district, serves about half of Hawthorne’s population. The agreement required us to make an up-front $6.5 million lease payment to the city that is being amortized over the lease term. Additionally, annual lease payments of $0.1 million are made to the city and indexed to changes in water rates. Under the lease we are responsible for all aspects of system operation and capital improvements, although title to the system and system improvements reside with the city. In exchange, we receive all revenue from the water system, which was $6.1 million, $5.2 million and $5.4 million in 2009, 2008, and 2007, respectively. At the end of the lease, the city is required to reimburse us for the unamortized value of capital improvements made during the term of the lease. The City of Hawthorne is in the process of determining how they will handle their water system subsequent to the end of the lease.

In July 2003, an agreement was negotiated with the City of Commerce to lease and operate its water system. The lease requires us to pay $0.8 million per year in monthly installments and pay $200 per acre-foot for water usage exceeding 2,000 acre-feet per year plus a percentage of certain operational savings that may be realized. Under the lease agreement, we are responsible for all aspects of the system’s operations. The city is responsible for capital expenditures, and title to the system and system improvements resides with the city. We bear the risks of operation and collection of amounts billed to customers. The agreement includes a procedure to request rate changes for costs changes outside of our control and other cost changes. In exchange, we receive all revenue from the system, which totaled $1.7 million 2009, $2.0 million in 2008 and $1.7 million in 2007.

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

Non-regulated activities consist primarily of:

•	operating water and waste water systems, which are owned by other entities;

•	providing meter reading and billing services;

•	leasing communication antenna sites on our properties;

•	operating recycled water systems;

•	providing lab services for water quality testing;

•	marketing and billing of optional third party insurance program to our residential customers;

•	selling surplus property; and

•	other services as requested by the client.

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

We lease antenna sites to telecommunication companies, which place equipment at various Company-owned sites. Lease revenues totaled $2.0 million in 2009, 2008 and 2007. The antennas are used in cellular phone and personal communication applications. We continue to negotiate new leases for similar uses.

We provide laboratory services to San Jose Water Company, a 5% stockholder of Cal Water, and Great Oaks Water Company and for the systems under operation and maintenance agreements. Effective January 21, 2010, San Jose Water terminated the contract for laboratory services. The loss of the contract will not have a material impact to our financial results.

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

Operating Segment

We operate in one reportable segment, the supply and distribution of water and providing water-related utility services.

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

Geographical Service Areas and Number of Customers at Year-end

Our principal markets are users of water within our service areas. Most of the geographical service areas are regulated; however, the City of Hawthorne and City of Commerce are included due to similarities in structure and risk of operations. The approximate number of customers served in each district is as follows:

Regulated Customers, City of Hawthorne and City of Commerce Customers at December 31, (rounded to the nearest hundred)

	2009	2008

SAN FRANCISCO BAY AREA
Mid-Peninsula (serving San Mateo and San Carlos)	36,200	36,200
South San Francisco (including Colma and Broadmoor)	16,800	16,800
Bear Gulch (serving portions of Menlo Park, Atherton, Woodside and Portola Valley)	18,600	18,100
Los Altos (including portions of Cupertino, Los Altos Hills, Mountain View and Sunnyvale)	18,700	18,600
Livermore	18,200	18,200

	108,500	107,900

SACRAMENTO VALLEY
Chico (including Hamilton City)	27,700	27,400
Oroville	3,600	3,600
Marysville	3,700	3,700
Dixon	2,800	2,800
Willows	2,400	2,400
Redwood Valley (Lucerne, Duncans Mills, Guerneville, Dillon Beach, Noel Heights & portions of Santa Rosa)	2,000	1,900

	42,200	41,800

SALINAS VALLEY
Salinas	27,900	27,800
King City	2,500	2,500

	30,400	30,300

SAN JOAQUIN VALLEY
Bakersfield	66,900	65,500
Stockton	42,400	41,500
Visalia	39,800	39,200
Selma	6,000	6,100
Kern River Valley	4,300	4,300
Antelope Valley (Fremont Valley, Lake Hughes, Lancaster & Leona Valley)	1,400	1,400

	160,800	158,000

	2009	2008

LOS ANGELES AREA
East Los Angeles (including portions of the City of Commerce service area)	26,600	26,700
Hermosa-Redondo (serving Hermosa Beach, Redondo Beach and a portion of Torrance)	26,500	26,500
Dominguez (Carson and portions of Compton, Harbor City, Long Beach, Los Angeles and Torrance)	33,700	33,700
Palos Verdes (including Palos Verdes Estates, Rancho Palos Verdes, Rolling Hills Estates and Rolling Hills)	24,000	24,000
Westlake (a portion of Thousand Oaks)	7,000	7,100
Hawthorne and Commerce (leased municipal systems)	7,400	7,400

	125,200	125,400

CALIFORNIA TOTAL	467,100	463,400
HAWAII	4,200	3,700
NEW MEXICO	7,800	7,600
WASHINGTON	15,600	15,800

COMPANY TOTAL	494,700	490,500

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

General and Escalation Rate Increases

General rate case (GRC) applications in California address district and general office operating costs and capital requirements for a forward-looking three-year period. GRC decisions typically authorize an immediate rate increase and annual step rate increases for the three-year cycle. Under the CPUC’s 2004 rate case processing plan, step rate increases will generally be effective on July 1 of each calendar year through 2010, and are designed to maintain the return on equity (ROE) authorized in the initial decision in succeeding years. Cal Water is required to file a GRC for each operating district every three years. The CPUC adopted a new rate case plan (RCP) in May 2007. Under this plan, Cal Water was able to recover general office expenses, including employee benefit costs, as well as insurance and other corporate items, for its 24 regulated operating districts in 2008 as determined by the CPUC in the 2007 GRC. The next California GRC was filed in July 2009 covering all 24 California districts and general office expenses. Rate changes resulting from the 2009 GRC are scheduled to be effective January 1, 2011.

The CPUC’s processing schedule sets an expected effective date of July 1 for Cal Water filings including the 2007 GRC (12 month processing schedule) and a January 1, 2011 effective date for the 2009 GRC (18 month schedule). While Cal Water expects future filings to receive decisions on the CPUC’s published processing time line, if decisions are delayed, legislation enacted in 2003 gives Cal Water protection by establishing an effective date when the decision should have been made. This allows interim rates to be charged typically based upon inflation and surcharge or surcredit, if necessary, once the CPUC renders a decision.

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

Expense-Balancing and Memorandum Accounts

Prior to July 2008, Cal Water used expense-balancing accounts (also referred to as Incremental Cost Balancing Accounts (ICBA)) and memorandum accounts to track suppliers’ rate changes for purchased water, purchased power, and pump taxes, and other costs that are not included in customer water rates. The cost changes are referred to as “offsetable expenses,” because under certain circumstances, they are collectible from customers (or refunded to customers) in future rates designed to offset cost changes from suppliers. We do not record the ICBA and memorandum accounts until the CPUC has authorized a change in customer rates and the customer has been billed. The cumulative net amount in the expense balancing accounts and memorandum accounts as of December 31, 2009, was approximately $1.5 million. Cal Water is in the process of filing for recovery through customer billings. Effective July 1, 2008, the ICBA was replaced with the MCBA. With the MCBA, the suppliers’ rate changes for purchased water, purchased power, and pump taxes are immediately reflected in the financial statements. (See “Rates and Regulation” section in Item 7 of this report).

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

Drought can have an impact on the business. When rainfall is below average for consecutive years, drought conditions can develop and certain customers may be required to reduce consumption to preserve available supply. As an example, from 1987 to 1993, California experienced a six-year period when rainfall was below historic average. During that period, some districts issued water-rationing requirements to their customers. In certain districts, penalties were assessed on customers who exceeded monthly allotments, which was approved by the CPUC after local governments enacted ordinances for drought. During 2008, the governor of California declared a drought emergency in the state and Cal Water’s water wholesalers requested voluntary reduction in water usage. On

January 31, 2010, the California Department of Water Resources indicated the snow content was 113 percent of normal to date, statewide. The financial impact of a drought, or of water rationing, has been minimized with the adoption of the WRAM and MCBA. Water rationing will present us with challenges including changing our billing system to accommodate any penalty program, responding to customer requirements, and certain operational issues. We are in the process of increasing our water conservation programs to promote water savings.

Water Supply

Our source of supply varies among our operating districts. Certain districts obtain all of their supply from wells; some districts purchase all of their supply from wholesale suppliers; and other districts obtain supply from a combination of wells and wholesale suppliers. A small portion of supply comes from surface sources and is processed through Company-owned water treatment plants. During 2009, an estimated 132 billion gallons of water was produced to meet customer demand, down 4.5% from the estimated 138 billion gallons produced in 2008. The 2009 average daily water production was approximately 360 million gallons. Historically, approximately half of Cal Water’s water supply is purchased from wholesale suppliers with the balance pumped from wells. In 2009 approximately 49 percent of the Cal Water supply was obtained from wells, 46 percent was purchased from wholesale suppliers and 5 percent was obtained from surface supplies. By comparison, in 2008, the average daily water production was approximately 377 million gallons. Well water is generally less expensive and Cal Water strives to maximize the use of its well sources in districts where there is an option between well or purchased supply sources.

In California, we obtain our water supply from wells, surface runoff or diversion, and by purchase from public agencies and other wholesale suppliers. Our water supply has been adequate to meet customer demand; however, during periods of drought, some districts have experienced mandatory water rationing. California’s rainy season usually begins in November and continues through March with the most rain typically falling in December, January and February. During winter months, reservoirs and underground aquifers are replenished by rainfall. Snow accumulated in the mountains provides an additional water source when spring and summer temperatures melt the snowpack, producing runoff into streams and reservoirs, and also replenishing underground aquifers. There are six California water treatment plants located in the Bakersfield, Bear Gulch, Kernville, Oroville and Redwood Valley districts. Water for operation of the Bakersfield plants, with a combined capacity of 28 million gallons per day, is drawn from the Kern River under a long-term contract with the City of Bakersfield. The other four plants have a combined capacity of 15.5 million gallons per day.

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

The following table shows the estimated quantity of water purchased and the percentage of purchased water to total water production in each California operating district that purchased water in 2009. Other than noted below, all other districts receive 100% of their water supply from wells.

	(MG)
	Water
	Production	Percentage
District	Purchased	Purchased	Source of Purchased Supply

SAN FRANCISCO BAY AREA
Mid-Peninsula	5,562	100%	San Francisco Water Public Utilities Commission
South San Francisco	2,736	96%	San Francisco Water Public Utilities Commission
Bear Gulch	4,418	95%	San Francisco Water Public Utilities Commission
Los Altos	2,898	63%	Santa Clara Valley Water District
Livermore	2,590	72%	Alameda County Flood Control and Water
			Conservation District
SACRAMENTO VALLEY
Oroville	798	77%	Pacific Gas and Electric Co. and County of Butte
Redwood Valley	107	76%	County of Lake
SAN JOAQUIN VALLEY
Antelope/Kern	65	20%	Antelope Valley-East Kern Water Agency and City of Bakersfield
Bakersfield	4,634	18%	Kern County Water Agency and City of Bakersfield
Stockton	6,508	88%	Stockton East Water District
LOS ANGELES AREA
East Los Angeles	4,475	78%	Central Basin Municipal Water District
Dominguez	9,940	77%	West Basin Municipal Water District and City of Torrance
City of Commerce	14	2%	Central Basin Municipal Water District
Hawthorne	1,429	100%	West Basin Municipal Water District
Hermosa-Redondo	3,974	93%	West Basin Municipal Water District
Palos Verdes	7,133	100%	West Basin Municipal Water District
Westlake	3,013	100%	Calleguas Municipal Water District

MG = million gallons

The Bear Gulch district obtains a portion of its water supply from surface runoff from the local watershed. The Oroville and Redwood Valley districts in the Sacramento Valley and the Bakersfield and Kern River Valley districts in the San Joaquin Valley purchase water from a surface supply. Surface sources are processed through our water treatment plants before being delivered to the distribution system. The Bakersfield district also purchases treated water as a component of its water supply.

The Chico, Marysville, Dixon, and Willows districts in the Sacramento Valley, the Salinas and King City districts in the Salinas Valley, and the Selma and Visalia districts in the San Joaquin Valley obtain their entire supply from wells. In the Salinas district, which solely depends upon ground water, several wells were taken out of service in the last four years, primarily due to poor water quality. Treatment systems have been installed on some of these wells to meet customer demand. Management believes water supply issues in the Salinas district will be adequately resolved in the future by seeking additional sources or additional treatment.

Purchases for the Los Altos, Livermore, Oroville, Redwood Valley, Stockton, and Bakersfield districts are pursuant to long-term contracts expiring on various dates after 2011. The water supplies purchased for the Dominguez, East Los Angeles, Hermosa-Redondo, Palos Verdes, and Westlake districts as well as the Hawthorne and Commerce systems are provided by public agencies pursuant to a statutory obligation of continued non-

preferential service to purveyors within the agencies’ boundaries. Purchases for the South San Francisco, Mid-Peninsula, and Bear Gulch districts are in accordance with long-term contracts with the San Francisco Public Utilities Commission (SFPUC) which were renewed effective July 1, 2009 and will remain in effect until June 30, 2034.

Management anticipates water supply contracts will be renewed as they expire though the price of wholesale water purchases is subject to pricing changes imposed by the various wholesalers.

Shown below are wholesaler price rates and increases that became effective in 2009 and estimated wholesaler price rates and percent changes for 2010. In 2009, several districts experienced significant purchased water cost increases resulting in a significant impact in the 2009 MCBA balance and the filing of several purchased water offsets.

	Effective	2009	Percent	Effective	2010	Percent
District	Month	Unit Cost	Change	Month	Unit Cost	Change

Antelope	January	$290.00 /af	0.00%	January	$296.00 /af	2.07%
Bakersfield*	July	$154.00 /af	10.00%	July	$150.00 /af	(2.60)%
Bear Gulch	July	$1.65 /ccf	15.38%	July	$1.90 /ccf	15.15%
Commerce	July	$653.00 /af	2.83%	July	$781.00 /af	19.60%
Dominguez	January	$689.00 /af	13.70%	January	$846.00 /af	22.79%
East Los Angeles	July	$653.00 /af	2.83%	July	$781.00 /af	19.60%
Hawthorne	January	$689.00 /af	13.70%	January	$846.00 /af	22.79%
Hermosa-Redondo	January	$689.00 /af	13.70%	January	$846.00 /af	22.79%
Livermore	January	$1.85 /ccf	17.21%	January	$2.02 /ccf	9.21%
Los Altos	July	$620.00 /af	8.06%	July	$620.00 /af	0.00%
Oroville	January	$152,400.00 /yr	103.20%	January	$152,400.00 /yr	2.60%
Palos Verdes	January	$689.00 /af	13.70%	January	$846.00 /af	22.79%
Mid-Peninsula	July	$1.65 /ccf	15.38%	July	$1.90 /ccf	15.15%
Redwood Valley	May	$50.00 /af	0.00%	May	$52.00 /af	4.00%
So. San Francisco	July	$1.65 /ccf	15.38%	July	$1.90 /ccf	15.15%
Stockton**	April	$441,705.00 /mo	(7.27)%	April	$ XXX /mo	TBD %
Westlake	January	$632.00 /af	(3.81)%	January	$769.00 /af	21.68%

af = acre foot;
ccf = hundred cubic feet;
yr = fixed annual cost;
mo = fixed monthly cost

*	untreated water

**	as of February 26, 2010 Stockton purchased water rates for 2010 are not known.

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

California Energy Situation

The California energy crisis in prior years was well publicized. There is still uncertainty about the state’s ability to avoid future rolling electric blackouts, although we did not experience any major electric blackouts during 2009 or 2008. We continue to use power efficiently to minimize the power expenses passed on to our customers, and maintain backup power systems to continue water service to our customers if the power companies’ supplies are interrupted. Many of our well sites are equipped with emergency electric generators designed to produce electricity to keep the wells operating during power outages. Storage tanks also provide customers with water during blackout periods.

Impact of Climate Change Legislation

Our operations depend on power provided by other public utilities and, in emergencies, power generated by our portable and fixed generators. If future legislation limits emissions from the power generation process, our cost of power may increase. Any increase in the cost of power will be passed along to our California rate payers through the MCBA or included in our cost of service paid by our rate payers as requested in our general rate case filings

Approved in April 2009, the Low Carbon Fuel Standard Program, which will go in to effect January 1, 2011, will require diesel engines to use low carbon fuel such as biodiesel or other alternatives. This may increase the operating cost of our generators and vehicles.

We maintain a fleet of vehicles to provide service to our customers, including a number of heavy duty diesel vehicles that will be required to be retrofitted by the end of 2010 to meet California emission standards. If future legislation further impacts the cost to operate the fleet or the fleet acquisition cost in order to meet certain emission standards, it will increase our cost of service and our rate base. Any increase in fleet operating costs associated with meeting emission standards will be included in our cost of service paid by our rate payers as requested in our general rate case filings. While recovery of these costs are not guaranteed, we would expect recovery in the regulatory process.

Starting January 1, 2010, under the California Environmental Quality Act (CEQA), all capital projects of a certain type (primarily wells, tanks, major pipelines and treatment facilities) will require mitigation of green house gas emissions. The cost to prepare the CEQA documentation and permit will add an estimated ten thousand dollars to such capital projects. This cost will be included in our capital cost and added to our rate base, which will be requested to be paid for by our rate payers. Any increase in the operating cost of the facilities will also be included in our cost of service paid by our rate payers as requested in our general rate case filings. While recovery of these costs are not guaranteed, we would expect recovery in the regulatory process.

Proposed cap and trade regulations are scheduled to be approved in late 2010 and implemented in 2012 with the goal of reducing emissions to 1990 levels by the year 2020. Under such regulations, if approved, we will be required to determine our carbon footprint and evaluate our electricity and fuel usage (both diesel and gasoline). We will also be required to evaluate methane emissions from our primary processes in our wastewater plants. At this time we are unable to determine the cost impact of such regulations but any increase in operating costs associated with the cap and trade regulations will be included in our cost of service requested to be paid by our rate payers as requested in our general rate case filings. While recovery of these costs are not guaranteed, we would expect recovery in the regulatory process.

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

Employees

At year-end 2009, we had 1,013 employees, including 56 at Washington Water, 16 at New Mexico Water and 47 at Hawaii Water. In California, most non-supervisory employees are represented by the Utility Workers Union of America, AFL-CIO, except certain engineering and laboratory employees who are represented by the International Federation of Professional and Technical Engineers, AFL-CIO.

At December 31, 2009, there were 660 union employees. In November 2009, we negotiated 2010 wage increases with both of our unions of 1.0% and other employee benefit increases, and wage increases of 3% in 2011. The current agreement with the unions is effective through 2011. Management believes that it maintains good relationships with the unions.

Employees at Washington Water, New Mexico Water, and Hawaii Water are not represented by unions.

Executive Officers of the Registrant

Name	Positions and Offices with California Water Service Group	Age

Peter C. Nelson(1)	President and Chief Executive Officer since February 1, 1996. Formerly Vice President, Division Operations (1994-1995) and Region Vice President (1989-1994), Pacific Gas & Electric Company, a gas and electric public utility	62
Martin A. Kropelnicki(2)	Chief Financial Officer and Treasurer since March 13, 2006. Previously Chief Financial Officer of Power Light Corporation (2005-2006), Chief Financial Officer and Executive Vice President of Corporate Services of Hall Kinion and Associates (1997-2004), Deloitte & Touche Consulting (1996-1997), various positions with Pacific Gas & Electric (1989-1996)	43
Lynne P. McGhee(2)	Corporate Secretary since July 25, 2007; Associate Corporate Counsel since May 2003; previously served as a Commissioner legal advisor and staff counsel at the California Public Utilities Commission	45
Calvin L. Breed(3)	Controller, Assistant Secretary and Assistant Treasurer since November 1, 1994; previously Treasurer of TCI International, Inc. (1984-1994); a certified public accountant with Arthur Andersen & Co. (1980-1983)	54

(1)	Holds the same position with California Water Service Company, CWS Utility Services, and Hawaii Water Service Co.; Chief Executive Officer of New Mexico Water Service Company and Washington Water Service Company;

(2)	Holds the same position with California Water Service Company New Mexico Water Service Company, Washington Water Service Company, Hawaii Water Service Company, Inc., and CWS Utility Services;

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

Regulatory decisions may also impact prospective revenues and earnings, affect the timing of the recognition of revenues and expenses and may overturn past decisions used in determining our revenues and expenses. Our management continually evaluates the anticipated recovery of regulatory assets, liabilities, and revenues subject to refund and provides for allowances and/or reserves as deemed necessary. Current accounting procedures allow us to defer certain costs if we believe it is probable that we will be allowed to recover those costs by future rate increases. If a commission determined that a portion of our assets were not recoverable in customer rates, we may suffer an asset impairment which would require a write down in such asset’s valuation which would be recorded through operations.

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

Regulatory agencies may change their rules and policies for various reasons, including changes in the local political environment. In some states, regulators are elected by popular vote or are appointed by elected officials, and the results of elections may change the long-established rules and policies of an agency dramatically. For example, in 2001 regulation regarding recovery of increases in electrical rates changed in California. For over 20 years prior to 2001, the California Public Utilities Commission allowed recovery of electric rate increases under its operating rules. However, in 2003, the commission reinstated its policy to allow utilities to adjust their rates for rate changes by the power companies. The original decision by the commission to change its policy, as well as its subsequent decision to reinstate that policy, affected our business.

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

Our water and wastewater services are governed by various federal and state environmental protection, health and safety laws, and regulations. These provisions establish criteria for drinking water and for discharges of water, wastewater and airborne substances. The Environmental Protection Agency promulgates numerous nationally applicable standards, including maximum contaminant levels (MCLs) for drinking water. We believe we are currently in compliance with all of the MCLs promulgated to date but we can give no assurance that we will continue to comply with all water quality requirements. If we violate any federal or state regulations or laws governing health and safety, we could be subject to substantial fines or otherwise sanctioned.

Environmental laws are complex and change frequently. They tend to become more stringent over time. As new or stricter standards are introduced, they could increase our operating costs. Although we would likely seek permission to recover these costs through rate increases, we can give no assurance that the commissions would approve rate increases to enable us to recover these additional compliance costs.

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

Legislation regarding climate change may impact our operations

Future legislation regarding climate change may restrict our operations or impose new costs on our business. Our operations depend on power provided by other public utilities and, in emergencies, power generated by our portable and fixed generators. If future legislation limits emissions from the power generation process, our cost of power may increase. Any increase in the cost of power will be passed along to our California rate payers through the MCBA or included in our cost of service paid by our rate payers as requested in our general rate case filings. While recovery of these costs are not guaranteed, we would expect recovery in the regulatory process.

Approved in April 2009, the Low Carbon Fuel Standard Program, which will go in to effect January 1, 2011, will require diesel engines to use low carbon fuel such as biodiesel or other alternatives. This may increase the operating cost of our generators and vehicles.

We maintain a fleet of vehicles to provide service to our customers, including a number of heavy duty diesel vehicles that will be required to be retrofitted by the end of 2010 to meet California emission standards. If future legislation further impacts the cost to operate the fleet or the fleet acquisition cost in order to meet certain emission standards, it will increase our cost of service and our rate base. Any increase in fleet operating costs associated with meeting emission standards will be included in our cost of service paid by our rate payers as requested in our general rate case filings. While recovery of these costs are not guaranteed, we would expect recovery in the regulatory process.

Starting January 1, 2010, under the California Environmental Quality Act (CEQA), all capital projects of a certain type (primarily wells, tanks, major pipelines and treatment facilities) will require mitigation of green house gas emissions. The cost to prepare the CEQA documentation and permit will add an estimated ten thousand dollars to such capital projects. This cost will be included in our capital cost and added to our rate base, which will be requested to be paid for by our rate payers. Any increase in the operating cost of the facilities will also be included in our cost of service paid by our rate payers as requested in our general rate case filings. While recovery of these costs are not guaranteed, we would expect recovery in the regulatory process.

Proposed cap and trade regulations are scheduled to be approved in late 2010 and implemented in 2012 with the goal of reducing emissions to 1990 levels by the year 2020. Under such regulations, if approved, we will be required to determine our carbon footprint and evaluate our electricity and fuel usage (both diesel and gasoline). We will also be required to evaluate methane emissions from our primary processes in our wastewater plants. At this time we are unable to determine the cost impact of such regulations but any increase in operating costs associated with the cap and trade regulations will be included in our cost of service requested to be paid by our rate payers as requested in our general rate case filings. While recovery of these costs are not guaranteed, we would expect recovery in the regulatory process.

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

In 2007, the Company entered into Court approved consent decrees (Consent Decrees). The Consent Decrees conditioned the Company’s performance upon many factors, including, but not limited to, water pumped and treated by the Company must meet regulatory standards so the Company may distribute to its customers. Pursuant to the terms of the Consent Decrees, the Company will incur capital costs of $1.5 million and future operating costs with a present value of approximately $2.6 million. In its 2007 general rate case (GRC) settlement negotiations, Division of Ratepayer Advocates agreed to track all costs associated with the Consent Decrees including legal costs to pursue insurance coverage for potential future recovery in rates.

In connection with these suits, our insurance carrier, Employers Insurance of Wausau (Wausau) filed a separate lawsuit against us for reimbursement of past defense costs, which approximate $1.5 million, and a declaratory determination of coverage. On January 23, 2008, the Court heard various parties’ motions and on September 25, 2008 issued its rulings that Wausau had a duty to defend; therefore, the Company will not have to reimburse Wausau for previously incurred defense costs. The Court did not find Wausau’s actions were intended to harm the Company so the Company will not be able to recover punitive damages. However, the Court also found that the issue of policy coverage would be determined at trial. Trial commenced on June 1, 2009. During trial, the parties entered into a confidential settlement agreement. which did not have a significant impact on the Company’s results of operations. The confidential settlement was fully executed on June 23, 2009 and the lawsuit was dismissed with prejudice by the court during the month of October 2009.

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

Changes in water supply costs impact our operations.

The cost to obtain water for delivery to our customers varies depending on the sources of supply, wholesale suppliers’ prices and the quantity of water produced to fulfill customer water demand. Our source of supply varies among our operating districts. Certain districts obtain all of their supply from wells; some districts purchase all of the supply from wholesale suppliers; and other districts obtain the supply from a combination of wells and wholesale suppliers. A small portion of supply comes from surface sources and is processed through Company-owned water treatment plants. On average, slightly more than half of the water we deliver to our customers is pumped from wells or received from a surface supply with the remainder purchased from wholesale suppliers. Water purchased from suppliers usually costs us more than surface supplied or well pumped water. During 2009, the cost of purchased water for delivery to customers represented 31.2% of our total operating costs and in 2008 it represented 31.7% of our total operating costs.

Wholesale water suppliers may increase their prices for water delivered to us based on factors that affect their operating costs. Purchased water rate increases are beyond our control. In California, effective July 1, 2008, our ability to recover increases in the cost of purchased water changed with the adoption of the MCBA. With this change actual purchased water costs are compared to authorized purchased water costs with variances, netted against variance in purchased power, pump tax, and metered revenue, recorded to revenue. The balance in the MCBA will be collected in the future. Though there may be a short-term impact to cash flow from operations; the impact to earnings have been minimized.

Dependency upon adequate supply of electricity and certain chemicals could adversely affect our results of operations.

Purchased electrical power is required to operate the wells and pumps needed to supply water to our customers. Although there are back-up power generators to operate a number of wells and pumps in emergencies, an extended interruption in power could impact the ability to supply water. In the past, California has been subject to rolling power blackouts due to insufficient power supplies. There is no assurance we will not be subject to power blackouts in the future. Additionally, we require sufficient amounts of certain chemicals in order to treat the water we supply. There are multiple sources for these chemicals but an extended interruption of supply could adversely affect our ability to adequately treat our water.

Purchased power is a significant operating expense. During 2009 and 2008, purchased power expense represented 7.2% and 7.4% of our total operating costs. These costs are beyond our control and can change unpredictably and substantially as occurred in California during 2001 when rates paid for electricity increased 48%. As with purchased water, purchased power costs are included in the MCBA. Cash flows between rate filings may be adversely affected until the commission authorizes a rate change but earnings will be minimally impacted. Cost of chemicals used in the delivery of water is not an element of the MCBA and therefore variances in quantity or cost could impact the results of operations.

Our ability to generate new operating contracts is affected by local politics.

Our revenue growth depends upon our ability to generate new as well as renew operating contracts with cities, other agencies and municipal utility districts. As our services are sold in a political environment, there is exposure to changing trends and municipal preferences. Recent terrorist acts have affected some political viewpoints relative to outsourcing of water or wastewater utility services. Municipalities own and municipal employees operate the majority of water and wastewater systems. Significant marketing and sales efforts are spent demonstrating the benefits of contract operations to elected officials and municipal authorities. The existing political environment means decisions are based on many factors, not just economic factors.

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

Adverse changes to the national and world-wide financial system could result in disruptions in the financial and real estate markets availability and cost of short-term funds for our liquidity requirements, our ability to meet long-term commitments, and our customers’ ability to pay for water services. This could adversely affect our results of operations, cash flows and financial condition.

We rely on our current credit facilities to fund short-term liquidity needs if internal funds are not available from operations. Specifically, given the seasonal fluctuations in demand for our water we commonly draw on our credit facilities to meet our cash requirements at times in the year when demand is relatively low. We also may occasionally use letters of credit issued under our revolving credit facilities. Disruptions in the capital and credit markets or further deterioration in the strength of financial institutions could adversely affect our ability to draw on our credit facilities. Our access to funds under our credit facilities is dependent on the ability of our banks to meet its funding commitments.

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

As a holding company, we conduct substantially all of our operations through our subsidiaries and our only significant assets are investments in those subsidiaries. 94% of our revenues are derived from the operations of California Water Service Company. As a result, we are dependent on cash flow from our subsidiaries, and California Water Service Company in particular, to meet our obligations and to pay dividends on our common stock.

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

An important element of our growth strategy is the acquisition of water and wastewater system, including operating agreements. Risks associated with potential acquisitions, divestitures or restructurings may adversely affect us.

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

Any of these transactions could involve numerous additional risks. For example, we may incur one or more of the following:

•	problems integrating the acquired operations, personnel, technologies or products with our existing businesses and products;

•	liabilities inherited from the acquired companies’ prior business operations;

•	diversion of management time and attention from our core business to the acquired business;

•	failure to retain key technical, management, sales and other personnel of the acquired business;

•	difficulty in retaining relationships with suppliers and customers of the acquired business; and

•	difficulty in getting required regulatory approvals.

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

Our revenues will decrease, and such decrease may be material, if a significant business or industrial customer terminates or materially reduces its use of our water. Approximately $105.7 million, or 24% of our 2009 water utility revenues was derived from business and industrial customers. If any of our large business or industrial customers reduces or ceases its consumption of our water, we may seek commission approval to increase the rates of our remaining customers to offset decreased revenues. There can be no assurance, however, that the commission would approve such a rate relief request, and even if it did approve such a request, it would not apply retroactively to the date of the reduction in consumption. The delay between such date and the effective date of the rate relief may be significant and could adversely affect our operating results and cash flows.

Our operating cost and costs of providing services may rise faster than our revenues.

Our ability to increase rates over time is dependent upon approval of such rate increases by state commissions, or in the case of the City of Hawthorne and the City of Commerce, the City Council, which may be inclined, for political or other reasons, to limit rate increases. However, our costs are subject to market conditions and other factors, which may increase significantly. The second largest component of our operating costs after water production is made up of salaries and wages. These costs are affected by the local supply and demand for qualified labor. Other large components of our costs are general insurance, workers compensation insurance, employee benefits and health insurance costs. These costs may increase disproportionately to rate increases authorized by state commissions and may have a material adverse effect on our future results of operations.

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

Equity markets in general have recently experienced extreme price and volume fluctuations. Such price and volume fluctuations may continue to adversely affect the market price of our common stock for reasons unrelated to our business or operating results.

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

At December 31, 2009, 660 of our 1,013 total employees were union employees. Most of our unionized employees are represented by the Utility Workers Union of America, AFL-CIO, except certain engineering and laboratory employees who are represented by the International Federation of Professional and Technical Engineers, AFL-CIO. In November 2009 we negotiated 2010 wage increases with both unions of 1.0% and other changes to our employee benefit plans, and wage increases of 3.0% in 2011.

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

Although we own facilities in a number of states, over 94% of our operations are located in California. As a result, we are largely subject to weather, political, water supply, labor, utility cost, regulatory and economic risks affecting California.

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

In 2007, 2008, and 2009 we experienced an increase in uncollectible accounts which, we believe, were attributable in part to the significant declines in real estate values and rising unemployment due to the economic recession, experienced by our customers in a number of our districts in California. In 2010 we may experience continued high levels of uncollectible accounts until real estate values rise and unemployment rates decline.

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

We could be required to adopt IFRS or other accounting or financial reporting standards different from Generally Accepted Accounting Principles (GAAP) in the United States of America, which is currently applicable to our accounting and financial reporting. In 2008 the SEC released a timetable for the adoption of IFRS according to which we could be required to adopt IFRS by 2016. Under GAAP we are subject to the accounting procedures for accounting for the effects of certain types of regulation, which, among other things, allows us to defer certain costs if we believe it is probable that we will be allowed to recover those costs by future rate increases. Currently, IFRS does not contain provisions equivalent to the current GAAP accounting procedures. The implementation and adoption of new accounting or financial reporting standards could affect our reported performance, which in turn could favorably or unfavorably impact our business, financial condition or results of operations. Furthermore, the transition to and application of new accounting or financial reporting standards could result in increased administrative costs.

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

The real properties owned are held in fee simple title. Properties owned by Cal Water are subject to the lien of an Indenture of Mortgage and Deed of Trust dated April 17, 2009 (the California Indenture), securing Cal Water’s first mortgage bonds, of which $378.1 million was outstanding at December 31, 2009. The California Indenture contains certain restrictions common to such types of instruments regarding the disposition of property and includes various covenants and restrictions. At December 31, 2009, our California utility was in compliance with the covenants of the California Indenture.

Washington Water has long-term bank loans that are secured primarily by utility plant owned by Washington Water. New Mexico Water has a long-term loan that is secured by utility plant owned by New Mexico Water.

Cal Water owns 634 wells and operates 9 leased wells. There are 426 owned storage tanks with a capacity of 489 million gallons, 36 managed storage tanks with a capacity of 30 million gallons, and 3 reservoirs with a capacity of 220 million gallons. Cal Water owns and operates 6 surface water treatment plants with a combined capacity of 42 million gallons per day. There are 5,601 miles of supply and distribution mains in the various systems.

Washington Water owns 348 wells and manages 113 wells. There are 127 owned storage tanks and 42 managed storage tanks with a storage capacity of 9 million gallons. There are 326 miles of supply and distribution lines.

New Mexico Water owns 17 wells. There are 12 storage tanks with a storage capacity of 4 million gallons. There are 134 miles of supply and distribution lines. New Mexico operates two waste water treatment facilities with a combined capacity to process 0.5 million gallons per day. There are 34 miles of sewer collection mains.

Hawaii Water owns 18 wells. There are 24 storage tanks with a storage capacity of 20 million gallons. There are 70 miles of supply and distribution lines. Hawaii Water operates five wastewater treatment facilities with a combined capacity to process approximately 1.7 million gallons per day. There are 24 miles of sewer collection mains.

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

Other Groundwater Contamination

The Company has been and is involved in litigation against third parties to recover past and future costs related to ground water contamination in our service areas. The cost of litigation is expensed as incurred and any settlement is first offset against such costs. Any settlement in excess of the cost to litigate is accounted for on a case by case basis, dependent upon the nature of the settlement.

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

As previously reported, the Company has filed with the City of Bakersfield, in the Superior Court of California, a lawsuit that names potentially responsible parties, who manufactured and distributed products containing 1,2,3 trichloropropane (TCP) in California. TCP has been detected in the ground water. The lawsuit seeks to recover treatment costs necessary to remove TCP. The Court has now coordinated our action with other water purveyor cases (TCP Cases JCCP 4435) in San Bernardino County. No trial date has yet been set. Company has entered into a settlement with one of the distributor defendants, FMC Corporation. Company will record the proceeds in a memorandum account until the Commission approves an allocation between ratepayers and shareholders.

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

Reserved.

PART II

Item 5.	Market for Registrant’s Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the New York Stock exchange under the symbol “CWT.” At December 31, 2009, there were 20,765,452 common shares outstanding. There were 2,597 common stockholders of record as of February 8, 2010.

During 2009, we paid a cash dividend of $1.18 per common share, or $0.2950 per quarter. During 2008, we paid a cash dividend of $1.17 per common share, or $0.2925 per quarter. In January 2010, our Board of Directors declared a cash dividend of $0.2975 per common share payable on February 19, 2010, to stockholders of record on February 8, 2010. This represents our 43rd consecutive year of increasing the annual dividend and marks the 260th consecutive quarterly dividend.

We presently intend to pay quarterly cash dividends in the future consistent with past practices, subject to our earnings and financial condition, restrictions set forth in our debt instruments, regulatory requirements and such other factors as our Board of Directors may deem relevant.

During 2009 and 2008, the common stock market price range and dividends per share were as follows for each quarter

2009	First	Second	Third	Fourth

Common stock market price range:
High	$46.43	$40.87	$39.27	$40.11
Low	37.83	33.54	35.52	35.18
Dividends paid per common share	0.2950	0.2950	0.2950	0.2950

2008	First	Second	Third	Fourth

Common stock market price range:
High	$40.68	$41.04	$40.22	$46.43
Low	33.58	31.69	31.16	29.73
Dividends paid per common share	0.2925	0.2925	0.2925	0.2925

Five Years Performance Graph

The following performance graph compares the changes in the cumulative shareholder return on California Water Services Group’s common stock with the cumulative total return on the Water Utility Index and the Standard & Poor’s 500 Index during the last five years ended December 31, 2009. The comparison assumes $100 was invested on December 31, 2004, in California Water Service Group’s common stock and in each of the forgoing indicies and assumes reinvestment of dividends.

Performance Graph Data

The following descriptive data is supplied in accordance with rule 304(d) of Regulations S-T:

	2004	2005	2006	2007	2008	2009
California Water Services Group	100	105	114	108	140	114
S&P 500	100	103	117	121	75	92
Baird Water Utility Index	100	137	137	132	119	122

Item 6.	Selected Financial Data.

The following selected consolidated financial data should be read in conjunction with our Consolidated Financial Statements and the Notes thereto and the information contained in Item 7, “Managements Discussion and Analysis of Financial Condition and Results of Operations.”

Historical results are not necessarily indicative of future results.

FIVE YEAR FINANCIAL REVIEW

	2009	2008	2007	2006	2005
	(Dollars in thousands, except common share and other data)

Summary of Operations
Operating revenue
Residential	$315,617	$284,913	$253,745	$232,811	$222,634
Business	86,766	75,620	65,457	60,366	56,962
Industrial	18,963	18,932	17,403	16,286	14,241
Public authorities	22,408	21,042	17,952	15,728	14,965
Other	5,618	9,805	12,525	9,526	11,926

Total operating revenue	449,372	410,312	367,082	334,717	320,728
Operating expenses	391,253	352,843	322,912	294,411	278,903
Interest expense, other income and expenses, net	17,565	17,664	13,011	14,726	14,602

Net income	$40,554	$39,805	$31,159	$25,580	$27,223

Common Share Data
Earnings per share — diluted	$1.95	$1.90	$1.50	$1.34	$1.47
Dividend paid	1.18	1.17	1.16	1.15	1.14
Dividend payout ratio	61%	62%	77%	86%	78%
Book value per share	$20.26	$19.44	$18.66	$18.31	$15.98
Market price at year-end	36.82	46.43	37.02	40.40	38.23
Common shares outstanding at year-end (in thousands)	20,765	20,723	20,666	20,657	18,390
Return on average common stockholders’ equity	9.8%	10.2%	8.1%	8.2%	9.3%
Long-term debt interest coverage	4.04	4.72	3.70	3.17	3.61
Balance Sheet Data
Net utility plant	$1,198,077	$1,112,367	$1,010,196	$941,475	$862,731
Total assets	1,525,581	1,418,107	1,184,499	1,165,019	996,945
Long-term debt including current portion	387,222	290,316	291,921	293,592	275,275
Capitalization ratios:
Common stockholders’ equity	52.1%	58.1%	56.9%	56.0%	51.4%
Preferred stock	—	—	0.5%	0.5%	0.6%
Long-term debt	47.9%	41.9%	42.6%	43.5%	48.0%
Other Data
Estimated water production (million gallons)
Wells and surface supply	71,266	72,228	70,708	70,094	67,841
Purchased	60,292	65,529	70,530	62,320	61,612

Total estimated water production	131,558	137,757	141,238	132,414	129,453

Metered customers	426,600	417,208	412,432	407,762	402,191
Flat-rate customers	68,100	73,285	75,123	76,131	76,810

Customers at year-end **	494,700	490,493	487,555	483,893	479,001

New customers added	4,207	2,938	3,662	4,892	5,846
Revenue per customer	$908	$837	$753	$692	$670
Utility plant per customer	3,455	3,228	2,968	2,778	2,578
Employees at year-end	1,013	929	891	869	840

**	Includes customers of the City of Hawthorne and City of Commerce

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

For 2009, net income was $40.6 million compared to $39.8 million in 2008, or an increase of 1.9%. The increase in net income was primarily caused by an increase in revenues to $449.4 million, or a 9.5% increase from 2008. Net operating income increased $0.7 million to $58.1 million, or a 1.1% increase over 2008 levels. Net other income reflected a net increase of $4.2 million due primarily to gain on the cash surrender value of life insurance held for certain benefit plans in 2009, while 2008 reflected a decline in value of such investments. Diluted earnings per share for 2009 were $1.95 compared to $1.90 in 2008, or an increase of 2.6%.

As a result of the 2007 General Rate Case (2007 GRC) and corresponding approved rates which were effective the first of July 2008, we recognized a significant increase in net income. The rate increases authorized additional annual revenues of $47.1 million (see discussion in the Regulatory Matters section of this report).

The 2007 GRC included recovery of certain conservation expenses. Company conservation program expenses were approximately three million dollars in 2009 and are expected to increase in future years.

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

Revenue from metered customers includes billings to customers based on monthly meter readings plus an estimate for water used between the customer’s last meter reading and the end of the accounting period. As of December 31, 2009 and 2008, our unbilled revenue amount was $13.4 million and $13.1 million, respectively. The unbilled revenue amount is generally higher during the summer months when water sales are higher. Flat rate customers are billed in advance at the beginning of the service period. The revenue is prorated so that the portion of revenue applicable to the current period is included in that period’s revenue, with the balance is recorded as unearned revenue on the balance sheet and recognized as revenue when earned in the subsequent accounting period. Our unearned revenue liability was $2.6 million and $2.7 million as of December 31, 2009 and 2008, respectively. This liability is included in “other accrued liabilities” on our consolidated balance sheets.

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

The balances in the WRAM and MCBA assets and liabilities accounts will fluctuate on a monthly basis depending upon the variance between adopted and actual results. The recovery or refund of the WRAM is netted against the MCBA over- or under-recovery for the corresponding district and is interest bearing at the current 90 day commercial paper rate. When the net amount for any district achieves a pre-determined level at the end of any calendar year (i.e., at least 2.5 percent over- or under-recovery of the approved revenue requirement), Cal Water will file with the CPUC to refund or collect the balance in the accounts. Account balances less than those levels may be refunded or collected in Cal Water’s general rate case proceedings or aggregated with future calendar year balances for comparison with the recovery level. As of December 31, 2009, included in the net regulatory balancing accounts, current and long-term assets were $10.5 million and $5.1 million, respectively, and the net regulatory balancing accounts current and long-term liabilities were $2.4 million and $0.9 million, respectively. As of December 31, 2008, the current net regulatory balancing accounts asset was $4.6 million and the current net regulatory balancing account liability was $2.6 million.

Expense-Balancing and Memorandum Accounts

Prior to the implementation of the Modified Cost Balancing Accounts (MCBA) the Company has historically used expense-balancing accounts (also referred as Incremental Cost Balancing Accounts (ICBA)) and memorandum accounts to track only suppliers’ rate changes for purchased water, purchased power, and pump taxes that are not included in customer water rates. The cost changes were referred to as “off-settable expenses” as under certain circumstances they were refundable either from or to customers in future rates designed to offset cost changes from suppliers. The balancing and memorandum accounts are not recorded until the CPUC has authorized a change in customer rates and the customer has been billed. The cumulative net amount in the expense balancing accounts and memorandum accounts as of December 31, 2009, was approximately $1.5 million. Cal Water is in the process of filing for recovery through customer billings. See “Rates and Regulations” below for descriptions of amounts included in this total that have been authorized for recovery. The existing ICBA and the memorandum accounts will not be transferred to the WRAM/MCBA balances. Additions and other adjustments to these balances ended on July 1, 2008. However, interest will continue to accumulate on these balances until they are fully amortized through customer billings.

Washington Water, New Mexico Water, and Hawaii Water do not have any material amounts in expense balancing or memorandum accounts.

Regulated Utility Accounting

Because we operate extensively in a regulated business, we are subject to the accounting standards for regulated utilities. Regulators establish rates that are designed to permit the recovery of the cost of service and a return on investment. Based upon past practices and decisions by the Commissions, we assess the probability of future recovery from rate payers of certain items, including the probability of return of amounts collected to rate payers. If it is probable that rates will recover an item in the future, a regulatory asset will be reported. If it is probable that rates will reflect a reduction in future rates for an item, a regulatory liability will be reported. We assess the probability of recovery of the regulatory assets and regulatory liabilities in each reporting period. In addition, if a regulatory commission determined that a portion of our assets used in utility operations were not recoverable in customer rates, we would be required to determine if we had suffered an asset impairment that would require a write-down in the assets’ valuation. There have been no such asset impairments as of December 31, 2009 or December 31, 2008.

Goodwill Accounting and Evaluation for Impairment

During 2008, we acquired three privately held companies on the island of Hawaii (Waikoloa Resort Utilities, Inc; Waikoloa Water Company, Inc.; Waikoloa Sewer Company, Inc.; jointly referred to as the Waikoloa Companies). Total assets were $26,885 (including cash of $6,268), with liabilities assumed of $10,209 (net of $12,608 which was paid at close of escrow) and initial goodwill of $3,906. During 2009 and after the completion of the evaluation of tax benefits of the Waikoloa Companies’ net tax operating loss carryovers, goodwill was reduced by $1,291.

In November of 2009, we performed an annual impairment test of the remaining goodwill balance of $2,615 by comparing the fair value of Hawaii Water Service Company, the reporting unit, with its carrying amount, including goodwill. Our analysis considered the approval of future rate case proceedings for the various operations of Hawaii Water Service Company based on historical rate of return filings allowed by the Hawaii Public Utilities Commission. To the extent the approved rate of return filings allowed by the Hawaii Public Utilities Commission are less than expected, an impairment of the recorded goodwill may occur.

Income Taxes

We account for income taxes using the asset and liability method. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. We measure deferred tax assets and liabilities at enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We recognize the effect on the deferred tax assets and liabilities of a change in tax rate in the period that includes the enactment date. We must also assess the likelihood that deferred tax assets will be recovered in future taxable income and, to the extent recovery is not probable, a valuation allowance would be recorded. If a valuation allowance were required, it could significantly increase income tax expense. In management’s view, a valuation allowance was not required at December 31, 2009 or December 31, 2008.

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

In September 2006, the Company adopted the FASB accounting standards which required the full recognition of the projected benefit obligation over the fair value of plan assets, reflecting the funded status of the benefit plans, on the balance sheet. We believe it is probable that future costs will be recovered in future rates and therefore have recorded a regulatory asset in accordance with FASB accounting standards.

Workers’ Compensation and Other Claims

We are self-insured for a portion of workers’ compensation and other claims. Excess amounts are covered by insurance policies. For workers’ compensation, we work with an independent actuary firm to estimate the discounted liability associated with claims submitted and claims not yet submitted based on historical data. These estimates could vary significantly from actual claims paid, which could impact earnings and cash flows. For other claims, management estimates the cost incurred but not yet paid using historical information. Actual costs could vary from these estimates. Management believes actual costs incurred would be allowed in future rates, mitigating the financial impact.

Contingencies

For 2009, 2008, and 2007, the Company did not record any provisions relating to the contingencies reported in Note 15 of the Notes to Consolidated Financial Statements, as these did not qualify as financial statement liabilities under current accounting standards.

Results of Operations

Earnings

Net income in 2009 was $40.6 million compared to $39.8 million in 2008 and $31.2 million in 2007. Diluted earnings per common share were $1.95 in 2009, $1.90 in 2008, and $1.50 in 2007. The weighted average number of common shares outstanding used in the diluted earnings per share calculation was 20,766,000 in 2009, 20,734,000 in 2008, and 20,689,000 in 2007. The increase in 2009 earnings per share resulted from increased operating income, largely driven by rate increases.

Dividends

At the January 2010 meeting, the Board of Directors declared the quarterly dividend, increasing it for the 43rd consecutive year. The quarterly dividend was raised from $0.2950 to $0.2975 per common share, or an annual rate of $1.19 per common share. Dividends have been paid for 65 consecutive years. The annual dividends paid per common share in 2009, 2008, and 2007 were $1.18, $1.17, and $1.16, respectively. Earnings not paid as dividends are reinvested in the business for the benefit of stockholders. The dividend payout ratio was 61% in 2009, 62% in 2008, and 77% in 2007, for an average of 66% over the three-year period. Our long-term targeted dividend payout ratio is 60%

Operating Revenue

Operating revenue in 2009 was $449.4 million, an increase of $39.1 million, or 9.5%, over 2008. Operating revenue in 2008 was $410.3 million, an increase of $43.2 million, or 11.8%, above 2007. The estimated sources of changes in operating revenue were:

	2009	2008
	Dollars in millions

Rate increases	$50.6	$42.1
Usage by new customers	10.7	4.0
Net change due to actual versus adopted results, usage, and other	(22.2)	(2.9)

Net change	$39.1	$43.2

The usage by existing customers can materially change based upon current weather patterns, influenced both by temperature and rainfall. However, with the adoption of the WRAM and MCBA for California customers on July 1, 2008, the impact of weather on revenue has been minimized.

In 2009, rate relief increased revenues by $50.6 million with a significant portion due to purchased water offsets. See the “Rates and Regulation” section of this report for more information on regulatory activity occurring in 2007, 2008, and through February 9, 2010.

Water Production Expenses

Water production expenses, which consist of purchased water, purchased power, and pump taxes, comprise the largest segment of total operating expenses. Water production costs accounted for 40.8%, 41.5%, and 43.0% of total operating costs in 2009, 2008, and 2007, respectively. The rates charged for wholesale water supplies, electricity, and pump taxes are established by various public agencies. As such, these rates are beyond our control.

The table below provides the amount of increases and percent changes in water production costs during the past two years:

	2009			2008
	Amount	Change	% Change	Amount	Change	% Change
	Dollars in millions

Purchased water	$121.7	$10.0	9%	$111.7	$5.0	5%
Purchased power	28.3	2.4	9%	25.9	1.9	8%
Pump taxes	9.5	0.6	7%	8.9	0.7	9%

Total water production expenses	$159.5	$13.0	9%	$146.5	$7.6	5%

Two of the principal factors affecting water production expenses are the amount of water produced and the source of the water. Generally, water from wells costs less than water purchased from wholesale suppliers.

The table below provides the amounts, percentage change, and source mix for the respective years:

	2009		2008		2007
	MG	% of total	MG	% of total	MG	% of total
	Millions of gallons (MG)

Source:
Wells	64,685	49.2%	67,041	48.7%	65,562	46.4%
% change from prior year	(4)%		2%		2%
Purchased	60,292	45.8%	65,529	47.5%	70,530	49.9%
% change from prior year	(8)%		(7)%		13%
Surface	6,581	5.0%	5,187	3.8%	5,146	3.7%
% change from prior year	27%		1%		(8)%

Total	131,558	100.0%	137,757	100.0%	141,238	100.0%

% change from prior year	(4.5)%		(2)%		7%

Purchased water expenses are affected by changes in quantities purchased, supplier prices, and cost differences between wholesale suppliers. For 2009, the $10.0 million increase in purchased water is due to an 8% decrease in quantities offset by wholesaler water rate increases of between 4% and 38%. Purchased water was offset by lease of water rights of $1.8 million in 2009 versus $1.6 million in 2008. The impact of variation of actual water production expense from the adopted expense, effective July 1, 2008, is recorded as a component of revenue under the MCBA. (See “Water Supply” in Item 1 of this report). For 2008 the $5.0 million increase in purchased water is due to a 7% decrease in quantities purchased and wholesale water rate increases of between 2.8% and 20.5%, For 2007, the $13.3 million increase in purchased water costs is due to a 13% increase in quantities purchased, magnified by overall higher wholesale water rates of 4.0% to 8.6%. On an overall blended basis, wholesale water rates increased 10.3% on a cost-per-million-gallon basis in 2009.

Purchased power expenses are affected by the quantity of water pumped from wells and moved through the distribution system, rates charged by electric utility companies, and rate structures applied to usage during peak and non-peak times of the day or season. The purchased power expense increase of $2.4 million was primarily due to the acquisition of systems in Hawaii. Pump taxes increased $0.6 million in 2009 over 2008.

The cost of purchased power in the future may be impacted by climate change legislation that would impact the rates our power suppliers charge us. Any change in pricing of our purchase power in California would be recovered from our rate payers by the MCBA. Any change in power costs in other states would be requested to be recovered by the rate payers in those states. The impact of such legislation, is dependent upon the enacted date, the factors that impact our suppliers cost structure, and their ability to pass the costs to us in their approved tariffs. These items are not known at this time.

Administrative and General Expenses

Administrative and general expenses include payroll related to administrative and general functions, all employee benefits charged to expense accounts, insurance expenses, legal fees, regulatory utility commissions’ expenses, expenses associated with being a public company, and general corporate expenses.

During 2009, administrative and general expenses increased $15.8 million, or 26.6%, compared to 2008. Pension expense increased $8.6 million over the prior year and legal expense increased $1.0 million. Increase in labor expense and other administrative costs were offset by a reduction in recording of expense of fees paid to the Commission of $2.3 million. (Fees paid to the Commission by our customers were previously recorded as a component of revenue and expense. Effective July 1, 2008, the revenues are recorded net of fees with the adoption of the WRAM). Other expense elements contributed to the balance of the change, but none were individually significant.

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

For 2009, other operations expenses increased $5.4 million, or 10.5%, from 2008. The cost of operating the production and distribution systems increased $1.1 million, or 9.3% over the prior year. the cost for water treatment and water quality testing and chemicals increased by $1.4 million, or 13.8%. The largest increase in this category is the cost of labor. The other major single increase was in conservation expense of $1.7 million, or an increase of 110% from 2008. Other expense elements contributed to the balance of the change, but none were individually significant.

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

Maintenance

Maintenance expenses decreased $0.4 million, or 2.3%, in 2009, compared to 2008 due to decreased costs for maintenance of mains and services. Repairs of wells, pumping equipment, and water treatment equipment declined from the prior year. For 2008, maintenance expenses increased $0.6 million, or 3.5%, compared to 2007, due to increased costs for maintenance of meters, services and pumping equipment.

Depreciation and Amortization

Depreciation and amortization increased due to the increased level of our capital expenditures and our use of a higher depreciation rate as authorized by the CPUC.

Our capital expenditures in California will be impacted by certain California environmental legislation passed in prior years. The CEQA permitting process involved in certain capital projects has increased the administrative cost of certain projects. California emission controls are expected to increase the cost of vehicle acquisitions. Certain existing vehicles will also have to be retrofitted to comply with the current legislation. The costs are not believed to be material at this time and will be recovered via depreciation expense by our rate payers upon the filing of future general rate cases.

Income Taxes

For 2009, income taxes increased $3.2 million as compared to 2008. For 2008, income taxes increased $3.4 million as compared to 2007. The increase in income tax for 2009, as compared to 2008, was due to higher pretax income and a higher effective tax rate. The effective tax rate was 40.4%, 37.7%, and 39.9% in 2009, 2008, and 2007, respectively. The effective tax rate is impacted by the allowable tax benefit from an additional tax deduction for the qualified production activity deduction for income attributed to the production of water. The tax rate is also affected by the flow through method of accounting for income taxes which resulted from differences between tax depreciation and book depreciation on both pre-1982 assets, as well as all California assets. The flow through method of accounting is described in the Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements. We anticipate the reversal of federal tax depreciation on pre-1982 assets to continue in future years; however, its effect on our tax provision is uncertain due to the offsetting flow-through of state tax depreciation, which continues to increase with capital additions and the impact of cost to remove of pre-1982 assets.

Property and Other Taxes

For 2009, expenses increased $2.0 million, or 13.4% from 2008. The increase is primary due to increased public service company tax due to the acquisitions in Hawaii in September 2008, increased payroll tax due to increased gross pay, increased local franchise tax, which is based upon revenue, and increased property tax, which is primary based upon our utility plant in service. For 2008, expense increased $1.2 million, or 8.5% compared to 2007. The increased is mainly due to increased local franchise tax and property tax.

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

For 2009, we experienced an increase of $4.1 million in the cash surrender value (CSV) of life insurance contracts associated with our benefit plans. In 2008, the decline in CSV was $3.8 million, while in 2007 we experienced an increase of $0.5 million. The CSV is determined in part by the market of certain underlining funds, the value of which reflects the changes in the stock market. Due to the continued decline in the stock market during 2008, there was a corresponding impact on the CSV of the life insurance contracts. In addition, we expensed certain acquisition costs associated with some non-regulated operations and maintenance contracts, which are recorded as intangible assets. For 2007, non-regulated income net of expenses increased $1.0 million, or 29%, compared to 2006. The increase was primarily due to increased non-regulated revenues from our ESP program, interest income, and antenna site leases. See Note 3 of the Notes to Consolidated Financial Statements for additional information.

Gain on Sale of Non-Utility Property

For 2009 and 2008, there were no significant non-utility property sales compared to pretax gains of $2.5 million in 2007. Earnings and cash flow from these transactions are sporadic and may or may not continue in future periods, depending upon market conditions. The Company has other non-utility properties that may be marketed in the future based on real estate market conditions.

Interest Expenses

In 2009, interest expense increased $4.1 million compared to 2008. This increase was attributable to the additional interest on the $100 million First Mortgage Bonds issued in April 2009. In 2008, interest increased $0.9 million due to borrowing on our line of credit. Capitalized interest in 2009, 2008, and 2007 was $3.1 million, $3.4 million, and $2.6 million, respectively. See the “Liquidity and Capital Resources” section for more information.

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

GRCs, escalation rate increase filings, and offset filings change rates to amounts that will remain in effect until the next GRC. The CPUC follows a rate case plan, which requires Cal Water to file a GRC for each of its 24 regulated operating districts every three years. In a GRC proceeding, the CPUC not only considers the utility’s rate setting requests, but may also consider other issues that affect the utility’s rates and operations. Effective in 2004, Cal Water’s GRC schedule was shifted from a calendar year to a fiscal year with test years commencing on July 1st of each year. Effective with the 2009 GRC, the schedule will be shifted back to a calendar year. The CPUC is generally required to issue its GRC decision prior to the first day of the test year or authorize interim rates. As such, Cal Water’s GRC decisions, prior to 2005, were generally issued in the fourth quarter, and from 2005 through 2009 were generally issued in the third quarter. In accordance with the rate case plan, the Commission would issue a decision on Cal Water’s 2009 general rate case filing in the fourth quarter of 2010 with rates effective on January 1, 2011

Between GRC filings utilities may file escalation rate increases, which allow the utility to recover cost increases, primarily from inflation and incremental investment, during the second and third years of the rate case cycle. However, escalation rate increases are subject to a weather-normalized earnings test. Under the earnings test, the CPUC may reduce the escalation rate increase if, in the most recent twelve month period, this earnings test reflects earnings in excess of authorized for that district.

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

Surcharges and surcredits to amortize balances in the WRAM and MCBA accounts, which are interest bearing, will be filed in April of each year based on the district balances for the last calendar year. Surcharges are expected to be amortized over twelve months. In the event the combined WRAM and MCBA balance for a district is less than 2.5% of revenue, the amount will not be amortized at that time. The WRAM and MCBA amounts are cumulative, so if they are not amortized in a given calendar year, the balance will be rolled forward and reviewed with the following year balance.

The following is a summary of 2009 rate filings and the anticipated annual impact on revenues. California decisions and resolutions may be found on the CPUC website at www.cpuc.ca.gov.

			Increase		CA District/
Type of Filing	Decision/Resolution	Approval Date	Annual Revenue		Subsidiary

GRC, Step Rate and Offset Filings
Offset	Various (1)	Jan 2009	$3.0 million		3 districts
Offset	Various (2)	Feb 2009	$8.7 million		5 districts
Rate Base Offset	Various (3)	Apr 2009	$1.0 million		7 districts
Offset	Various (4)	Jul 2009	$3.3 million		4 districts
Escalation rate increase	Various (5)	Jul 2009	$9.2 million		11 districts
Interim rate increase	Various (6)	Jul 2009	$2.4 million		8 districts
City of Hawthorne	Res 1233	Jul 2009	$1.0 million		City of Hawthorne
Washington Water GRC	Order 02-UW090733	Jul 2009	$1.2 million		Washington Water
Surcharges and Surcredits
Cost of Capital Change	d.09.05.019	Jun 2009	$(1.8 million	)	24 districts

(1)	Increase result from advice letters 1893, 1895, and 1899.

(2)	Increases result from advice letters 1901, 1902, 1903, 1905, and 1906..

(3)	Increases result from advice letters 1904, 1939, 1940, 1941, 1942, 1943, and 1944.

(4)	Increases result from advice letters 1924, 1927, 1928, and 1929.

(5)	Increases were authorized in d.09-05-055 and d.08-07-008.

(6)	Increases result from advice letters 1930-1937

The estimated impact of current and prior year rate changes compared to prior years is listed in the following table:

	2009	2008	2007
	Dollars in millions

General Rate Case (GRC)	$26.3	$31.0	$3.3
Step rate increases	5.9	3.3	6.6
Offset (purchased water/pump taxes)	16.2	4.9	4.6
Balancing accounts, net	0.9	2.9	0.1
Other	1.3	—	0.4

Rate increases	$50.6	$42.1	$15.0

Remaining Unrecorded Balances from Previously Authorized Balancing Accounts Recoveries/Refunds

The total net under-collected incremental cost balancing accounts (ICBA) memorandum and balancing accounts was approximately $1.5 million as of December 31, 2009. Effective July 1, 2008, the ICBA memorandum and balancing accounts were replaced with the MCBA. Cal Water is in the process of filing for the recovery of the net $1.5 million through customer billings.

Rate Case Plan

In December 2005, the CPUC issued the California Water Action Plan. The plan focuses on four key principles, among other things, including safe, high quality water; highly reliable water supplies; efficient use of water; and reasonable rates and viable utilities. In accordance with the Water Action Plan’s objective to streamline regulatory decision-making the CPUC issued R.06-12-016 in December 2006, to address streamlining of its water rate case plan. The CPUC issued D.07-05-062 on May 24, 2007 adopting a new rate case plan. As a result, since July 2009, Cal Water will be filing a company-wide general rate case every three years. Rates would be effective approximately 18 months from the filing date or January 1, 2011 in the first cycle. As an interim measure, the CPUC allowed Cal Water to incorporate general operations costs including company benefits in rates for all districts in July 2008 after a decision in its 2007 general rate case. In addition, for the sixteen districts that have a delayed effective date, the CPUC will authorize interim rates from the authorized effective date under the old rate case plan. These interim rates will be subject to adjustment based on a final determination in the 2009 general rate case filing. In addition to general rate case processing, the RCP set a schedule for separate cost of capital applications. Under the RCP, Cal Water must file its cost of capital application every three years. The first application under this procedure was made on May 1, 2008. Cal Water’s 2008 cost of capital application was consolidated with applications of two other multi-district Class A water utilities into a combined proceeding.

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

2009 Regulatory Activity

Cost of Capital Proceeding

On May 1, 2008, as required under the Rate Case Plan, Cal Water filed Application 08-05-002 requesting a review of its authorized rate of return. Cal Water requested a rate of return on rate base of 9.90% reflecting a 12.57% return on common equity versus the 10.2% return on common equity previously approved by the CPUC. In September of 2008, the Commission held three days of evidentiary hearings on the applications of Cal Water, Golden State Water Company, and California-American Water Company. The Commission’s Division of Ratepayer Advocates was the only other participating party in the proceeding. All parties filed opening and reply briefs in October, 2008. An Administrative Law Judge issued a decision which was considered by the Commission in the first quarter of 2009. The final decision was adopted on May 7, 2009 in Decision 09-05-019. The CPUC declined to change the adopted return on equity, reauthorizing 10.2%. However, the Commission slightly changed Cal Water’s adopted capital structure (the relative amounts of debt and equity) which changed the authorized overall rate of return on rate base to 8.58% for all districts. This represented an increased authorized return for eight districts and a reduced return for sixteen districts. The overall revenue decrease for the company was calculated to be $1.8 million.

2007 GRC Escalation Rate Increase

On July 3, 2007, Cal Water filed its 2007 GRC application covering eight districts and general office costs. On July 10, 2008, the CPUC approved a settlement between Cal Water and the Division of Ratepayer Advocates, and authorized annual rate increases for eight districts of $33.4 million. In its order, the CPUC allowed Cal Water to file immediately to recover its increased general costs in all other districts. The CPUC order also allows for additional rate increases, including escalation increases, which Cal Water requested in 2009 and will also request in 2010, and offset increases after construction of certain large capital projects. In June 2009, Cal Water filed escalation rate increase in 11 districts to increase rates by $9.2 million. These filings were approved effective in July as requested.

2009 California GRC Filing

On July 2, 2009, Cal Water filed its 2009 GRC application covering all twenty-four districts and general office costs. The GRC application requested an increase of $70.6 million or 16.75% in rates for 2011, $24.8 million or 5.04% in rates for 2012 and $24.8 million or 4.79% in rates for 2013. Cal Water anticipates a decision on this application by January 1, 2011. At this time, we cannot predict the timing or outcome of the filing.

2009 Washington GRC Filing

On May 12, 2009, Washington Water filed its 2009 GRC application. The Washington Utilities and Transportation Commission (WUTC) allows Washington Water to file a consolidated rate application for all service areas. Most areas are served on the same rate schedule. On July 30, 2009, the WUTC approved a rate increase of $1.2 million on an annual basis or approximately 16.5% over current rates.

Other 2009 Regulatory Proceedings

In January 2009, Cal Water filed offset advice letters to increase rates by $3.0 million to offset increased purchased water and pump tax rates in three of its regulated districts. These advice letters were approved effective in January 2009 as requested.

In February 2009, Cal Water filed offset advice letters to increase rates by $8.7 million to offset increased purchased water and pump tax rates in five of its regulated districts. These advice letters were approved effective in February 2009 as requested.

In April 2009, Cal Water filed offset advice letters to increase rates by $1.0 million in seven districts to recover the capital requirements for various water treatment and distribution projects. The Commission had authorized recovery for these projects in D.06-08-011 in August 2006 and in D08-07-008 in July of 2008.

In June 2009, Cal Water filed, effective in July 2009, interim rate increases for eight districts totaling $2.4 million. These filings were approved effective in July as requested.

2010 Regulatory Activity to Date

In February 2010, Cal Water filed advice letters to offset increased purchased water and pump tax rates in six of its regulated districts totaling $15.8 million in annual revenue. Under CPUC advice letter processing rules, Cal Water must wait for a required customer notice period for some of these districts. Therefore, Cal Water anticipates these increases will be approved in March or April. While these offsets have not been approved as of February 10, 2010, Cal Water expects that they will be approved and effective as filed. However, expense offsets are dollar-for-dollar increases in revenue to match increased expenses and interact with the WRAM and MCBA mechanisms so that net operating revenue is not affected by an offset increase.

On January 7, 2010, Cal Water filed an application for additional financing authority with the CPUC. If adopted as proposed, Cal Water would be allowed authority to issue $350 million of debt and common stock. Cal Water cannot predict the timing or outcome of the application at this time.

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

In April 2010, as allowed in the Commission’s 2007 Rate Case Plan, Cal Water intends to file advice letters for interim rate increases for sixteen districts effective in July 2010. Under the Commission’s prior rate case plan, these districts would have had rates effective in July 2010. The interim rate changes will be adjusted once the Commission has issued a determination in Cal Water’s 2009 GRC, expected in the fourth quarter of 2010.

In May 2010, Cal Water intends to file for escalation rate increases effective in July for eight districts. The CPUC’s current practice on approving escalation rate increases is based partly on inflation through March 2010. Inputs to the weather-adjusted earnings test include recorded information through March 2010. Therefore, Cal Water does not know the amount of its request at this time.

In November 2009, Hawaii Water notified the Hawaii Public Utilities Commission of its intent to file a general rate increase application for the Ka’anapali service area. Such notification is required at least 60 days before filing a rate application. At this time, we cannot predict the timing or outcome of the proposed filing.

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

California’s normal weather pattern yields little precipitation between mid-spring and mid-fall. The Washington Water service areas receive precipitation in all seasons, with the heaviest amounts during the winter. New Mexico Water’s rainfall is heaviest in the summer monsoon season. Hawaii Water receives precipitation throughout the year, with the largest amounts in the winter months. Water usage in all service areas is highest during the warm and dry summers and declines in the cool winter months. Rain and snow during the winter months replenish underground water aquifers and fill reservoirs, providing the water supply for subsequent delivery to customers. To date, snowpack water content and rainfall accumulation during the 2009 — 2010 water year is 113% of normal (as of January 31, 2010 per the California Department of Water Resources). Precipitation in the prior year was below average. Management believes that supply pumped from underground aquifers and purchased from wholesale suppliers will be adequate to meet customer demand during 2010 and beyond. However, water rationing may be required in 2010, if declared by the state or local jurisdictions. Long-term water supply plans are developed for each of our districts to help assure an adequate water supply under various operating and supply conditions. Some districts have unique challenges in meeting water quality standards, but management believes that supplies will meet current standards using current treatment processes.

Liquidity and Capital Resources

Cash flow from Operations

During 2009 we generated cash flow from operations of approximately $72 million, compared to $96 million during 2008, and $50 million in 2007. Cash flow from operations is primarily generated by net income, non-cash expenses for depreciation and amortization, and deferred income taxes. Cash generated by operations varies during the year.

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

Investing Activities

During 2009 we used $111 million of cash for both company-funded and developer-funded capital expenditures. Capital expenditures were budgeted at approximately $120 million.

Included in investing activities in 2008 was the receipt of $34.2 million from our MTBE litigations. We are currently reviewing the regulatory treatment with the CPUC and have requested a private letter ruling from the Internal Revenue Service regarding the tax treatment. While we have not yet determined the final accounting treatment of the proceeds, we anticipate using the proceeds on infrastructure improvements.

Financing Activities

During 2009, Cal Water issued $100 million aggregate principal amount of its 5.875% First Mortgage Bonds due in 2019, which are fully and unconditionally guaranteed by the Company. Pursuant to the note purchase agreements and supplements thereto under which Cal Water’s outstanding unsecured senior notes had been issued, Cal Water was required to issue a new series of First Mortgage Bonds in exchange for each outstanding series of unsecured senior notes with a like aggregate principal amount. The offering triggered this exchange provision. Accordingly, upon the closing of the offering, Cal Water was required to issue an additional series of First Mortgage Bonds under the mortgage indenture with a like aggregate principal amount to the holders of each series of its outstanding unsecured senior notes in exchange for each such series of notes.

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

Short-Term Financing

Short-term liquidity is provided by credit facilities extended to us and to certain of our subsidiaries and by internally generated funds. Long-term financing is accomplished through use of both debt and equity. Short-term bank borrowings were $12 million at December 31, 2009 and $40 million at December 31, 2008. Cash and cash equivalents were $9.9 million at December 31, 2009, and $13.9 million at December 31, 2008. Given our ability to access our lines of credit on a daily basis, cash balances are managed to levels required for daily cash needs and excess cash is invested in short-term or cash equivalent instruments. Minimal operating levels of cash are maintained for Washington Water, New Mexico Water, and Hawaii Water.

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

These unsecured credit agreements contain affirmative and negative covenants and events of default customary for credit facilities of this type including, among other things, limitations and prohibitions relating to additional indebtedness, liens, mergers, and asset sales. Also, these unsecured credit agreements contain financial covenants governing the Company and its subsidiaries’ consolidated total capitalization ratio and interest coverage ratio. As of December 31, 2009, we have met all of the covenant requirements and are eligible to use the full amount of the commitment.

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

Long-Term Financing

Long-term financing, which includes senior notes, other debt securities, and common stock, has been used to replace short-term borrowings and fund capital expenditures. Internally generated funds, after making dividend payments, provide positive cash flow, but have not been at a level to meet the needs of our capital expenditure requirements. Management expects this trend to continue given our capital expenditures plan for the next five years. Some capital expenditures are funded by payments received from developers for contributions in aid of construction or advances for construction. Funds received for contributions in aid of construction are non-refundable, whereas funds classified as advances in construction are refundable. Management believes long-term financing is available to meet our cash flow needs through issuances in both debt and equity markets.

In September 2004, the CPUC issued a decision granting Cal Water authority to complete up to $250 million of equity and debt financing through 2010, subject to certain restrictions. In 2006, our issuance of $79.5 million of common stock, $73.4 million was contributed to Cal Water. In 2009, under this authorization, Cal Water issued First Mortgage Bonds for $100 million. We are currently in the process of filing with the CPUC authorization of $350 million for additional equity and debt financing.

In 2009, we utilized cash generated from operations and the First Mortgage Bond financing. We did not issue any significant common stock in 2009. In future periods, management anticipates funding our capital needs through a relatively balanced approach between long term debt and equity.

Additional information regarding the bank borrowings and long-term debt is presented in Notes 8 and 9 in the Notes to Consolidated Financial Statements.

Off-Balance Sheet Transactions

We do not utilize off-balance-sheet financing or utilize special purpose entity arrangements for financing. We do not have equity ownership through joint ventures or partnership arrangements.

Contractual Obligations

		Less than			After
	Total	1 Year	1-3 Years	3-5 Years	5 Years
			(In thousands)

Long-term debt	$387,222	$12,953	$6,455	$51,109	$316,705
Interest payments	294,746	23,418	46,052	42,867	182,409
Advances for construction	185,027	6,478	12,788	12,745	153,016
Office leases	4,684	826	1,017	525	2,316
System leases	7,389	961	1,709	1,691	3,028
Water supply contracts	431,464	16,330	32,663	32,667	349,804

TOTAL	$1,310,532	$60,966	$100,684	$141,604	$1,007,278

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

We have a contract with the Santa Clara Water District, which contains minimal purchase provisions. The contract payment varies with the volume of water purchased above the minimal levels. Management plans to continue to purchase and use at least the minimum water requirement under this contract in the future. Total paid under this contract was $5.4 million in 2009, $6.7 million in 2008, and $6.2 million in 2007.

The water supply contract with Stockton East Water District (SEWD) requires a fixed, annual payment and does not vary during the year with the quantity of water delivered by the district. Due to the fixed price arrangement, we utilize as much water as possible from SEWD in order to minimize the cost of operating Company-owned wells used to supplement SEWD deliveries. The total paid under the contract was $5.5 million in 2009, $5.7 million in 2008, and $5.5 million in 2007. Pricing under the contract varies annually. Estimated annual contractual obligations in the above table are based on the same payment level as 2009. Future cost increases by SEWD are expected to be offset by a decline in the allocation of costs to us as more of these costs are expected to be allocated to other SEWD customers due to growth within their service areas.

On September 21, 2005, we entered into an agreement with Kern County Water Agency (Agency) to obtain treated water for our operations. The term of the agreement is to January 1, 2035, or until the Agency’s bonds are repaid. The Agency’s bonds are described below. Under the terms of the agreement, we were obligated to purchase approximately 11,500 acre feet of treated water in 2009 and an incrementally higher volume of water for each subsequent year until 2017, when we are obligated to purchase 20,500 acre feet of treated water per year. We are obligated to pay a capital facilities charge and a treated water charge, both of which will be expensed as invoiced, regardless of whether we can use the water in our operation, and we are obligated for these charges even if the Agency cannot produce an adequate amount to supply the 20,500 acre feet in the year. This agreement supersedes a prior agreement with Kern County Water Agency for the supply of 11,500 acre feet of water per year. Total paid, under the prior agreement, was $5.5 million, $4.4 million, and $2.9 million in 2009, 2008 and 2007, respectively.

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

Once the project is complete, we are obligated to pay a capital facilities charge and a treated water charge that together total $6.7 million annually, which equates to $0.32 per acre foot. Annual payments of $3.6 million for the capital facilities charge began when the Agency issued bonds to fund the project. Some of the treated water charge of $2.8 million began July 1, 2007, when a portion of the planned capacity became available. Once the entire expansion project is completed, the full annual payments will be $6.7 million which will continue through the term of the agreement. As treated water is being delivered, we will also be obligated for our portion of the operating costs; that portion is currently estimated to be $0.01 per acre foot. The actual amount will vary due to variations from estimates, inflation, and other changes in the cost structure. Our overall estimated cost of $0.32 per acre foot is less than the estimated cost of procuring untreated water (assuming water rights could be obtained) and then providing treatment.

Capital Requirements

Capital requirements consist primarily of new construction expenditures for expanding and replacing utility plant facilities and the acquisition of water systems. They also include refunds of advances for construction.

Company-funded and developer-funded utility plant expenditures were $110.6 million, $107.8 million, and $89.5 million in 2009, 2008, and 2007, respectively. A majority of capital expenditures was associated with mains and water treatment equipment.

For 2010, the Company is estimating its capital expenditures to be between $100 and $160 million. We do not expect a decline in annual capital expenditure for the next five years.

Management expects us to incur non-company funded expenditures in 2010. These expenditures will be financed by developers through refundable advances for construction and non-refundable contributions in aid of construction. Developers are required to deposit the cost of a water construction project with us prior to our commencing construction work, or the developers may construct the facilities themselves and deed the completed facilities to us. Funds are generally received in advance of incurring costs for these projects. Advances are normally refunded over a 40-year period without interest. Future payments for advances received are listed under contractual obligations above. Because non-company-funded construction activity is solely at the discretion of developers, we cannot predict the level of future activity. The cash flow impact is expected to be minor due to the structure of the arrangements.

Capital Structure

Common stockholders’ equity was $420.6 million compared to $402.9 million at December 31, 2009 and 2008, respectively. As noted above, in 2009 additional long-term debt was incurred. During 2008, we redeemed all of the issued and outstanding shares of Series C Preferred Stock.

Total capitalization, including the current portion of long-term debt, at December 31, 2009, was $807.9 million and $693.3 million at December 31, 2008. The Company intends to issue common stock and long-term debt to finance our operations. The capitalization ratios will vary depending upon the method we choose to finance our operations.

At December 31, capitalization ratios were:

	2009	2008

Common equity	52.1%	58.1%
Long-term debt	47.9%	41.9%

The return (from both regulated and non-regulated operations) on average common equity was 9.8% in 2009 compared to 10.2% in 2008.

Acquisitions

The following acquisitions were completed in 2009, 2008, and 2007.

In 2009, after receiving regulatory approval, Cal Water acquired two water utility systems with no increase to the allowed rate base. In addition, as part of the acquisition Cal Water assumed cash of $0.5 million and an obligation of equal amount to fund future capital projects on behalf of rate payers. No other assets or liabilities were assumed.

In 2008, the Company’s wholly-owned subsidiary HWS Utility Services, LLC, acquired contracts to operate and maintain water and wastewater systems in Hawaii. The purchase price of $1.3 million was paid with the issuance of the Company’s common stock. The purchase price is being amortized over the remaining life of the contracts.

On September 2, 2008, after receiving regulatory approval, the Company’s wholly-owned subsidiary, Hawaii Water Service Company, Inc. acquired all the outstanding stock of three related privately held companies (Waikoloa Resort Utilities, Inc.; Waikoloa Water Company, Inc.; Waikoloa Sewer Company, Inc.) on the Island of Hawaii with water and wastewater operations. The combined purchase price was $20.6 million. Assets acquired were $26.9 million, including cash of $6.3 million. Liabilities assumed were $10.2 million (net of $12.6 million which was paid at close of escrow). Goodwill of $3.9 million was initially recorded. In 2009, the goodwill was reduced by $1.3 million in recognition of the tax benefits of the acquired net operating loss carryforwards. On December 19, 2008, after receiving regulatory approval, Hawaii Water acquired the water and wastewater assets of two other privately held company (Kukio Utility Company and WB Maninowali) for a cash price of $10.6 million which was the assigned value of the assets. No liabilities were assumed.

In 2007, after receiving regulatory approval, we acquired for cash a water system with allowed rate base of approximately $0.4 million. In addition, in Washington we acquired five water systems for $1.1 million in cash, which was the approximate value of rate base of the systems.

Real Estate Program

We own real estate. From time to time, certain parcels are deemed no longer used or useful for water utility operations. Most surplus properties have a low cost basis. We developed a program to realize the value of certain surplus properties through sale or lease of those properties. The program will be ongoing for a period of several years. Property sales produced pretax gains of $0.6 million, none, and $2.5 million in 2009, 2008, and 2007, respectively. As sales are dependent on real estate market conditions, future sales, if any, may or may not be at prior year levels.

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
San Jose, California

We have audited the accompanying consolidated balance sheets of California Water Service Group and subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of income, common stockholders’ equity and cash flows for the years ended December 31, 2009 and 2008. We also have audited the Company’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of California Water Service Group and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/  Deloitte & Touche LLP

San Francisco, California
February 26, 2010

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
California Water Service Group:

We have audited the accompanying consolidated statements of income, common stockholders’ equity, and cash flows of California Water Service Group and subsidiaries for the year ended December 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of California Water Service Group and subsidiaries for the year ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

/s/  KPMG LLP

Mountain View, California
February 28, 2008, except for the last paragraph of note 1,
which is as of February 27, 2009

Consolidated Balance Sheets

	December 31,
	2009	2008
	In thousands, except per share data

ASSETS
Utility plant:
Land	$19,422	$19,058
Depreciable plant and equipment	1,575,756	1,464,904
Construction work in progress	89,908	80,649
Intangible assets	23,976	18,468

Total utility plant	1,709,062	1,583,079
Less accumulated depreciation and amortization	(510,985)	(470,712)

Net utility plant	1,198,077	1,112,367

Current assets:
Cash and cash equivalents	9,866	13,869
Receivables, net of allowance for doubtful accounts of $847 and $1,210, respectively:
Customers	25,567	22,786
Regulatory balancing accounts	10,513	4,629
Other	9,043	7,442
Unbilled revenue	13,417	13,112
Materials and supplies at weighted average cost	5,530	5,070
Prepaid income taxes	7,192	4,968
Taxes, prepaid expenses, and other assets	11,113	7,922

Total current assets	92,241	79,798

Other assets:
Regulatory assets	204,104	198,293
Unamortized debt premium and expense	4,756	6,070
Goodwill	2,615	3,906
Other	23,788	17,673

Total other assets	235,263	225,942

	$1,525,581	$1,418,107

CAPITALIZATION AND LIABILITIES
Capitalization:
Common stock, $0.01 par value; 25,000 shares authorized, 20,765 and 20,723, outstanding in 2009 and 2008, respectively	$208	$207
Additional paid-in capital	215,528	213,922
Retained earnings	204,898	188,820

Total common stockholders’ equity	420,634	402,949
Long-term debt, less current maturities	374,269	287,498

Total capitalization	794,903	690,447

Current liabilities:
Current maturities of long-term debt	12,953	2,818
Short-term borrowings	12,000	40,000
Accounts payable	43,689	39,187
Regulatory balancing accounts	2,430	2,585
Accrued other taxes	4,369	2,776
Accrued interest	4,258	3,295
Other accrued liabilities	30,659	32,535

Total current liabilities	110,358	123,196

Unamortized investment tax credits	2,318	2,392
Deferred income taxes	91,851	72,344
Regulatory liabilities	19,669	20,728
Pension and postretirement benefits other than pension	137,127	152,685
Advances for construction	185,027	176,163
Contributions in aid of construction	118,217	117,568
MTBE settlement	34,375	34,216
Other long-term liabilities	31,736	28,368
Commitments and contingencies	—	—

	$1,525,581	$1,418,107

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Income

	For the Years Ended December 31,
	2009	2008	2007
	In thousands, except per share data

Operating revenue	$449,372	$410,312	$367,082

Operating expenses:
Operations:
Purchased water	121,695	111,726	106,748
Purchased power	28,252	25,939	23,974
Pump taxes	9,537	8,899	8,161
Administrative and general	75,243	59,429	54,262
Other	56,577	51,196	46,310
Maintenance	18,537	18,969	18,336
Depreciation and amortization	39,778	37,339	33,563
Income taxes	24,812	24,507	17,887
Property and other taxes	16,822	14,839	13,671

Total operating expenses	391,253	352,843	322,912

Net operating income	58,119	57,469	44,170

Other income and expenses:
Non-regulated revenue	18,190	14,230	13,557
Non-regulated expense	(12,452)	(15,097)	(9,114)
Gain on sale of non-utility property	560	7	2,516
Income tax (expense) benefit on other income and expenses	(2,550)	376	(2,836)

Net other income (expense)	3,748	(484)	4,123

Interest expense:
Interest expense	24,394	20,591	19,719
Less: capitalized interest	(3,081)	(3,411)	(2,585)

Net interest expense	21,313	17,180	17,134

Net income	$40,554	$39,805	$31,159

Earnings per share:
Basic	$1.95	$1.90	$1.50
Diluted	$1.95	$1.90	$1.50
Weighted average number of common shares outstanding:
Basic	20,745	20,710	20,665
Diluted	20,766	20,734	20,689

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Common Stockholders’ Equity

For the years ended December 31, 2009, 2008 and 2007

			Additional		Total
	Common Stock		Paid-in	Retained	Stockholders’
	Shares	Amount	Capital	Earnings	Equity
			In thousands

Balance at December 31, 2006	20,657	$207	$211,513	$166,582	$378,302
Net income	—	—	—	31,159	31,159
Issuance of common stock	9	—	372	—	372
Dividends paid:
Preferred stock	—	—	—	(153)	(153)
Common stock	—	—	—	(23,971)	(23,971)

Total dividends paid	—	—	—	(24,124)	(24,124)

Balance at December 31, 2007	20,666	207	211,885	173,617	385,709
Net income	—	—	—	39,805	39,805
Issuance of common stock	57	—	2,037	—	2,037
Premium on retirement of preferred stock	—	—	—	(253)	(253)
Dividends paid:
Preferred stock	—	—	—	(115)	(115)
Common stock	—	—	—	(24,234)	(24,234)

Total dividends paid	—	—	—	(24,349)	(24,349)

Balance at December 31, 2008	20,723	207	213,922	188,820	402,949
Net income	—	—	—	40,554	40,554
Issuance of common stock	42	1	1,606	—	1,607
Dividends paid on common stock	—	—	—	(24,476)	(24,476)

Balance at December 31, 2009	20,765	$208	$215,528	$204,898	$420,634

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2009	2008	2007
		In thousands

Operating activities:
Net income	$40,554	$39,805	$31,159

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	41,643	39,485	33,563
Amortization of debt premium and expenses	970	673	673
Other changes in noncurrent assets and liabilities	3,688	10,659	(262)
Change in value of life insurance contracts	(4,107)	3,763	—
Gain on sale of non-utility property	(560)	(7)	(2,516)
Changes in operating assets and liabilities:
Receivables	(9,557)	(6,069)	(881)
Unbilled revenue	(305)	(201)	(1,570)
Taxes, prepaid expenses, and other assets	(2,332)	(4,421)	(5,781)
Accounts payable	1,340	2,610	2,857
Material and supplies	(460)	(322)	(228)
Other current liabilities	734	8,109	(4,282)
Other changes, net	816	1,646	(2,678)

Net adjustments	31,870	55,925	18,895

Net cash provided by operating activities	72,424	95,730	50,054

Investing activities:
Utility plant expenditures	(110,608)	(107,804)	(89,463)
MTBE settlement received	—	34,217	—
Proceeds from sale of non-utility assets	810	7	2,495
Acquisitions	—	(24,924)	(1,479)
Purchase of life insurance	(1,813)	(1,373)	—
Restricted cash increases	(3,104)	—	—

Net cash used in investing activities	(114,715)	(99,877)	(88,447)

Financing activities:
Short-term borrowings	20,000	56,000	—
Repayment of short-term borrowings	(48,000)	(16,000)	—
Issuance of common stock, net of expenses	614	—	372
Issuance of long-term debt, net of expenses	97,980	655	264
Advances and contributions in aid of construction	4,981	8,227	16,589
Refunds of advances for construction	(6,039)	(6,662)	(6,306)
Retirement of long-term debt	(6,772)	(2,871)	(1,980)
Redemption of preferred stock	—	(3,718)	—
Dividends paid	(24,476)	(24,349)	(24,124)

Net cash provided by (used in) financing activities	38,288	11,282	(15,185)

Change in cash and cash equivalents	(4,003)	7,135	(53,578)
Cash and cash equivalents at beginning of year	13,869	6,734	60,312

Cash and cash equivalents at end of year	$9,866	$13,869	$6,734

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest (net of amounts capitalized)	$20,351	$16,284	$16,459
Income taxes	14,003	22,586	30,220
Supplemental disclosure of non-cash activities:
Accrued payables for investments in utility plant	9,570	10,967	11,186
Purchase of intangible assets with Company common stock	—	1,300	—
Utility plant contributed by developers	24,198	10,222	11,880

See accompanying Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements
December 31, 2009, 2008, and 2007
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

The Company operates in one reportable segment, providing water and related utility services.

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

In connection with the preparation of its financial statements for the year ended December 31, 2008, the Company determined that it had not properly classified the non-cash component related to developer funded construction in its statement of cash flows for the year ended December 31, 2007. As a result, net cash used in investing activities and net cash provided by financing activities were overstated by $11.9 million for the year ended December 31, 2007. Management has concluded that these errors are immaterial to its consolidated financial statements. Pursuant to the accounting procedures for “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” the consolidated statement of cash flows for the year ended December 31, 2007, has been adjusted to reflect the correction of this error.

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

Under the WRAM, Cal Water records the adopted level of volumetric revenues as authorized by the CPUC for metered accounts (adopted volumetric revenues). In addition to volumetric-based revenues, the revenue requirements approved by the CPUC include service charges, flat rate charges, and other items that are not subject to the WRAM. The adopted volumetric revenue considers the seasonality of consumption of water based upon historical averages. The variance between adopted volumetric revenues and actual billed amounts for metered accounts is recorded as a component of revenue with an offsetting entry to a current and long-term asset or liability regulatory balancing account (tracked individually for each Cal Water district). The variance amount may be positive or negative and represents amounts that will be billed or refunded to customers in the future.

Under the MCBA, Cal Water will track adopted expense levels for purchased water, purchased power and pump taxes, as established by the CPUC. Variances (which include the effects of changes in both rate and volume) between adopted and actual purchased water, purchased power, and pump tax expenses are recorded as a component of revenue, as the amount of such variances will be recovered from or refunded to the Company’s customers in the future. This is reflected with an offsetting entry to a current and long-term asset or liability regulatory balancing account (tracked individually for each Cal Water district).

The balances in the WRAM and MCBA assets and liabilities accounts will fluctuate on a monthly basis depending upon the variance between adopted and actual results. The recovery or refund of the WRAM is netted against the MCBA over- or under-recovery for the corresponding district and is interest bearing at the current 90 day commercial paper rate. When the net amount for any district achieves a pre-determined level at the end of any calendar year (i.e., at least 2.5 percent over- or under-recovery of the approved revenue requirement), Cal Water will file with the CPUC to refund or collect the balance in the accounts. Account balances less than those levels may be refunded or collected in Cal Water’s general rate case proceedings or aggregated with future calendar year balances for comparison with the recovery level. As of December 31, 2009, included in the net regulatory balancing accounts, current and long-term assets were $10,513 and $5,077, respectively, and the net regulatory balancing accounts current and long-term liabilities were $2,430 and $864, respectively. As of December 31, 2008, the current net regulatory balancing accounts asset was $4,629 and the current net regulatory balancing account liability was $2,585.

The Company provides an allowance for doubtful accounts receivable. The allowance is based upon specific identified, potentially troubled accounts plus an estimate of uncollectible accounts based upon historical percentages. The balance of customer receivables is net of the allowance for doubtful accounts at December 31, 2009 and 2008 of $847 and $1,210, respectively.

The activities in the allowance for doubtful accounts are as follows:

	2009	2008

Beginning Balance	$1,210	$641
Provision for uncollectible accounts	1,462	2,308
Net write off of uncollectible accounts	(1,825)	(1,739)

Ending Balance	$847	$1,210

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

Expense Balancing and Memorandum Accounts

Prior to the adoption of the MCBA, ICBA, and memorandum accounts were used to track suppliers’ rate changes for purchased water, purchased power, and pump taxes that were not included in customer water rates. The cost changes are referred to as “Offsettable Expenses” because under certain circumstances they are recoverable from customers (or refunded to customers) in future rates designed to offset the cost changes from the suppliers. The Company does not record the ICBA and memorandum accounts until the Commission authorizes a change in customer rates and the customer has been billed. As of December 31, 2009, the balance of the ICBA and memorandum accounts not yet recognized is $1.5 million.

Utility Plant

Utility plant is carried at original cost when first constructed or purchased, or at fair value when acquired through acquisition. When depreciable plant is retired, the cost is eliminated from utility plant accounts and such costs are charged against accumulated depreciation. Maintenance of utility plant is charged to operating expenses as incurred. Maintenance projects are not accrued for in advance. Interest is capitalized on plant expenditures during the construction period and amounted to $3,081 in 2009, $3,411 in 2008, and $2,585 in 2007.

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

The following table represents depreciable plant and equipment as of December 31:

	2009	2008

Equipment	$314,351	$317,735
Transmission and distribution plant	1,159,998	1,054,329
Office buildings and other structures	101,407	92,840

Total	$1,575,756	$1,464,904

Depreciation of utility plant for financial statement purposes is computed on a straight-line basis over the assets’ estimated useful lives including cost of removal of certain assets as follows:

Useful Lives

Equipment	5 to 50 years
Transmission and distribution plant	40 to 65 years
Office Buildings and other structures	50 years

The provision for depreciation expressed as a percentage of the aggregate depreciable asset balances was 2.8% in 2009, 2.8% in 2008, and 2.7% 2007. For income tax purposes, as applicable, the Company computes depreciation using the accelerated methods allowed by the respective taxing authorities. Plant additions since June 1996 are depreciated on a straight-line basis for tax purposes in accordance with tax regulations.

Asset Retirement Obligation

The Company has a legal obligation to retire wells in accordance with Department of Public Health regulations. In addition, upon decommission of a wastewater plant or lift station certain wastewater infrastructure would need to be retired in accordance with Department of Public Health regulations. The Company has been generally allowed to collect retirement obligation costs from ratepayers through depreciation expense. As of December 31, 2009 and 2008 the retirement obligation is estimated to be $9,611 and $9,365, respectively.

Cash Equivalents

Cash equivalents include highly liquid investments with remaining maturities of three months or less at the time of acquisition.

Restricted Cash

Restricted cash primarily represents cash held in escrow accounts for pending and parcel sales and proceeds collected through a surcharge on certain customers’ bills plus interest earned on the proceeds and is used to service

California Safe Drinking Water Bond obligations. All restricted cash is included in prepaid expenses. At December 31, 2009 and 2008, restricted cash was $4,352 and $1,248, respectively.

Regulatory Assets and Liabilities

The Company operates extensively in a regulated business, and as such is subject to the accounting standards for regulated utilities. As such, the Company defers costs and credits on the balance sheet as regulatory assets and liabilities when it is probable that those costs and credits will be recognized in the ratemaking process in a period different from the period in which they would have been reflected in income by an unregulated company. In determining the probability of costs being recognized in other periods, the Company considers regulatory rules and decisions, past practices, and other facts or circumstances that would indicate if recovery is probable. These deferred regulatory assets and liabilities are then reflected in the income statement in the period in which the same amounts are reflected in the rates charged for service. In the event that a portion of the Company’s operations were no longer subject to the accounting standards for regulated utilities, the Company would be required to write off related regulatory assets and liabilities that are not specifically recoverable and determine if other assets might be impaired. If a commission determined that a portion of the Company’s assets were not recoverable in customer rates, the Company would be required to determine if the Company had suffered an asset impairment that would require a write-down in the assets’ valuation. There was no such asset impairment in 2009, 2008 or 2007. The income tax temporary differences relate primarily to the difference between book and federal income tax depreciation on utility plant that was placed in service before the regulatory Commissions adopted normalization for rate making purposes. Previously, the tax benefit of tax depreciation was passed on to customers (flow-through). For state income tax purposes, the Commission continues to use the flow-through method. As such timing differences reverse, the Company will be able to include the impact of such differences in customer rates. These federal tax differences will continue to reverse over the remaining book lives of the related assets.

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

Regulatory assets and liabilities are comprised of the following as of December 31:

	2009	2008

Regulatory Assets
Pension and Retiree Group Health	$129,879	$138,677
Income tax temporary differences	36,017	35,590
Asset retirement obligations, net	5,819	6,100
Other accrued benefits	32,389	17,926

Total Regulatory Assets	$204,104	$198,293

Regulatory Liabilities
Future tax benefits due ratepayers	17,523	20,728
Other liabilities	2,146	—

Total Regulatory Liabilities	$19,669	$20,728

Impairment of Long-Lived Assets, Intangibles and Goodwill

The Company regularly reviews its long-lived assets, intangible assets and goodwill for impairment annually or when events or changes in business circumstances have occurred that indicate the carrying amount of such assets may not be fully realizable. Potential impairment of assets held for use is determined by comparing the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the asset. If assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying value of the asset exceeds its fair value.

Goodwill is measured as the excess of the cost of an acquisition over the sum of the amounts assigned to identifiable assets acquired less liabilities assumed. Goodwill and other identifiable intangible assets are accounted for in accordance with ASC 350-20. Goodwill is not amortized but instead is reviewed annually for impairment or more frequently if impairment indicators arise.

Company tests for impairment at November 30th of each year and whenever events or changes in circumstances indicate that the carrying amount of goodwill may not be recoverable. The test is performed at the reporting unit level using a two-step, fair-value based approach. The first step determines the fair value of the reporting unit and compares it to the reporting unit’s carrying value. If the fair value of the reporting unit is less than its carrying amount, a second step is performed to measure the amount of impairment loss, if any. The second step allocates the fair value of the reporting unit to the Company’s tangible and intangible assets and liabilities. This derives an implied fair value for the reporting unit’s goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized equal to the excess.

The recorded goodwill balance as of December 31, 2009 and 2008, relate to the Hawaii Water Service Company reporting unit. Based on our annual impairment test, no impairment was recorded in 2009 or 2008.

Long-Term Debt Premium, Discount and Expense

The discount and issuance expense on long-term debt is amortized over the original lives of the related debt on a straight-line basis which approximates the effective interest method. Premiums paid on the early redemption of certain debt and the unamortized original issuance discount and expense are amortized over the life of new debt issued in conjunction with the early redemption. Amortization expense included in interest expense was $970, $673, and $673 for 2009, 2008, and 2007, respectively.

Advances for Construction

Advances for Construction consist of payments received from developers for installation of water production and distribution facilities to serve new developments. Advances are excluded from rate base for rate setting purposes. Annual refunds are made to developers without interest. Advances of $183,555, and $174,626 at December 31, 2009, and 2008, respectively, will be refunded primarily over a 40-year period in equal annual amounts. In addition, other Advances for Construction totaling $1,472 and $1,537 at December 31, 2009, and 2008, respectively, are refundable based upon customer connections. Estimated refunds of advances for each succeeding year (2010 through 2014) are approximately $6,478, $6,407, $6,381, $6,374, $6,372 and $153,015 thereafter.

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

Historically the Commissions have allowed revenue requirements for the tax effects of temporary differences recognized, which have previously been flowed through to customers. The Commissions have granted the Company rate increases to reflect the normalization of the tax benefits of the federal accelerated methods and available Investment Tax Credits (ITC) for all assets placed in service after 1980. ITCs are deferred and amortized over the lives of the related properties for book purposes.

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

Workers’ Compensation, General Liability and Other Claims

For workers’ compensation, the Company estimates the liability associated with claims submitted and claims not yet submitted based on historical data. For general liability claims and other claims, the Company estimates the cost incurred but not yet paid using historical information.

Collective Bargaining Agreements

As of December 31, 2009, the Company had 1,013 employees, including 660 non-supervisory employees who are represented by the Utility Workers Union of America, AFL-CIO, except certain engineering and laboratory employees who are represented by the International Federation of Professional and Technical Engineers, AFL-CIO. The union agreements expire at the end of 2011.

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

Common stock options outstanding to purchase common shares were 62,750, 84,000, and 90,500 at December 31, 2009, 2008, and 2007, respectively. Stock Appreciation Rights (SAR) covering 180,210, 108,710 and 61,640 shares of common stock were outstanding as of December 31, 2009, 2008, and 2007, respectively.

All options are dilutive and the SARs are antidilutive. The dilutive effect is shown in the table below.

	2009	2008	2007
	(In thousands, except per share data)

Net income, as reported	$40,554	$39,805	$31,159
Less preferred dividends and premium paid upon retirement of preferred stock	—	368	153

Net income available to common stockholders	$40,554	$39,437	$31,006

Weighted average common shares, basic	20,745	20,710	20,665
Dilutive common stock equivalents (treasury method)	21	24	24

Shares used for dilutive calculation	20,766	20,734	20,689

Earnings per share — basic	$1.95	$1.90	$1.50
Earnings per share — diluted	$1.95	$1.90	$1.50

Stock-based Compensation

The Company follows accounting standards for stock-based compensation. Compensation cost is measured at the grant date based on the fair value of the award. The Company recognizes compensation as expense on a straight-line basis over the requisite service period, which is the vesting period.

Long-Term Incentive Plan

The Company had a stockholder-approved Long-Term Incentive Plan (which was replaced on April 27, 2005, by a stockholder-approved Equity Incentive Plan) that allowed granting of non-qualified stock options. The Company accounted for options issued under the Long-Term Incentive Plan using the intrinsic value method of accounting. All outstanding options issued under the Long-Term Incentive Plan have an exercise price equal to the market price on the date they were granted and were fully vested at December 31, 2007. No compensation expense was recorded in 2009, 2008 or 2007, related to stock options issued under the Long-Term Incentive Plan.

Accumulated Other Comprehensive Income or Loss

The Company has not had any accumulated other comprehensive income or loss transactions since the adoption of the FASB accounting standards for employers’ accounting for defined benefit pension and other postretirement plans during 2006.

Recent Accounting Pronouncements Adopted

In December 2007, the FASB issued accounting standards for business combinations. The new standards apply prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Among the more significant changes, it expands the definition of a business and a business combination; requires the acquirer to recognize the assets acquired, liabilities assumed and noncontrolling interests (including goodwill), measured at fair value at the acquisition date; requires acquisition-related expenses and restructuring costs to be recognized separately from the business combination and requires assets acquired and liabilities assumed from contractual and non-contractual contingencies to be recognized at their acquisition date fair values with subsequent changes recognized in earnings. Also, it requires that an entity record, generally through income tax expense, adjustments made after the measurement period (and adjustments during the measurement period that relate to facts and circumstances that did not exist as of the acquisition date) to (1) valuation allowances for acquired deferred tax assets and (2) acquired tax uncertainties. The Company adopted the new accounting standards for business combinations effective January 1, 2009. See Note 4.

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

In December 2008, the FASB issued new accounting standards for employers’ disclosures about postretirement benefit plan assets. An entity is required to provide qualitative disclosures about how investment allocation decisions are made, the inputs and valuation techniques used to measure the fair value of plan assets, and the concentration of risk within plan assets. Additionally, quantitative disclosures are required showing the fair value of each major category of plan assets, the levels in which each asset is classified within the fair value hierarchy, and a reconciliation for the period of plan assets which are measured using significant unobservable inputs. The Company adopted the new disclosure on December 31, 2009. The expanded disclosures are detailed in Note 12.

In May 2009, the FASB issued a new accounting standards for subsequent events (revised by ASU No. 2010-09). It does not significantly change the prior accounting practice for subsequent events. The Company adopted the new disclosure requirements and have evaluated subsequent events through the time these financial statements were issued.

In June 2009, the FASB issued new accounting standards for the accounting standards codification and the hierarchy of generally accepted accounting principles (codification). The Codification is a reorganization and compilation of all existing authoritative U.S. GAAP recognized by the FASB to be applied to nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities law are also sources of authoritative GAAP for SEC registrants. On the effective date of this statement, the Codification superseded all then-existing non-SEC accounting and reporting standards. The Company adopted the codification effective September 30, 2009.

3	OTHER INCOME AND EXPENSES

The Company conducts various non-regulated activities as reflected in the table below.

	2009		2008		2007
	Revenue	Expense	Revenue	Expense	Revenue	Expense

Operating and maintenance	$11,210	$11,525	$7,180	$7,327	$5,705	$5,247
Meter reading and billing	1,205	929	1,150	898	1,187	902
Leases	2,026	805	2,048	690	1,958	613
Design and construction	1,717	1,515	1,292	887	1,142	847
Interest income	106	—	423	—	1,435	—
Change in value of life insurance contracts	—	(4,107)	—	3,763	539	—
Non-regulated expenses and other	1,926	1,785	2,137	1,532	1,591	1,505

Total	$18,190	$12,452	$14,230	$15,097	$13,557	$9,114

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

In 2009, after receiving regulatory approval, Cal Water acquired two water utility systems with no increase to the allowed rate base. In addition, as part of the acquisition Cal Water assumed cash of $0.5 million and an obligation of equal amount to fund future capital projects on behalf of rate payers. No other assets or liabilities were assumed.

In 2008, the Company’s wholly-owned subsidiary HWS Utility Services, LLC, acquired contracts to operate and maintain water and wastewater systems in Hawaii. The purchase price of $1.3 million was paid with the issuance of the Company’s common stock. The purchase price is being amortized over the remaining life of the contracts.

In 2008, after receiving regulatory approval, the Company’s wholly-owned subsidiary, Hawaii Water Service Company, Inc. acquired in two separate transactions, business on the Island of Hawaii. The first acquisition was for all the outstanding stock of three related privately held companies (Waikoloa Resort Utilities, Inc.; Waikoloa Water Company, Inc.; Waikoloa Sewer Company, Inc.) with water and wastewater operations. The combined purchase price was $20,581. Assets acquired were $26,885, including cash of $6,268. Liabilities assumed were $10,209 (net of $12,608 which was paid at close of escrow). Goodwill of $3,906 was initially recorded. In 2009, the goodwill was reduced by $1,291 in recognition of the tax benefits of the acquired net operating loss carry forwards. The second acquisition was for the water and wastewater assets of two other companies, (Kukio Utility Company and WB Maninowali) for a cash price of $10,610. No liabilities were assumed.

In 2007, after receiving regulatory approval, the Company’s wholly owned subsidiary, Cal Water, acquired a water system with allowed rate base of approximately $425 for $388 in cash. In addition, the Company’s wholly-

owned subsidiary, Washington Water, acquired five water systems for $1,091 in cash, which was the approximate value of rate base of the systems.

Condensed balance sheets and pro forma results of operations for these acquisitions have not been presented since the impact of the purchases were not material.

5	INTANGIBLE ASSETS

As of December 31, 2009 and 2008, intangible assets that will continue to be amortized and those not amortized were:

	Weighted	2009			2008
	Average	Gross		Net	Gross		Net
	Amortization	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Period	Value	Amortization	Value	Value	Amortization	Value

Amortized intangible assets:
Hawthorne lease	15	$6,515	$5,985	$530	$6,515	$5,589	$926
Water pumping rights	usage	1,084	14	1,070	1,084	23	1,061
Water planning studies	9	10,704	2,062	8,642	5,454	1,403	4,051
Leasehold improvements and other	20	2,441	1,655	786	2,484	1,391	1,093

Total	12	$20,744	$9,716	$11,028	$15,537	$8,406	$7,131

Unamortized intangible assets:
Perpetual water rights and other		$3,232	—	$3,232	$2,931	—	$2,931

For the years ended December 31, 2009, 2008, and 2007, amortization of intangible assets was $1,310, $1,838, and $866, respectively. Estimated future amortization expense related to intangible assets for the succeeding five years is approximately $1,323, $793, $614, $526, $448, and $7,324 thereafter.

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

The Company is authorized to issue 241,000 shares of Preferred Stock as of December 31, 2009 and 2008. None were issued and outstanding at December 31, 2009 and 2008.

7	COMMON STOCKHOLDERS’ EQUITY

The Company is authorized to issue 25 million shares of $0.01 par value common stock. As of December 31, 2009 and 2008, 20,765,452 shares and 20,723,202 shares, respectively, of common stock were issued and outstanding.

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

8	SHORT-TERM BORROWINGS

On October 27, 2009, the Company and Cal Water entered into three-year syndicated unsecured revolving line of credit agreements with sixteen banks to provide an unsecured revolving line of credit of $50 million and $250 million, respectively. The base loan rate can vary from prime plus 50 basis points to prime plus 125 basis points depending on the Company’s total capitalization ratio. Likewise, the unused commitment fee can vary from 25 basis points to 35 basis points based on the same ratio. California Water Service Group and subsidiaries which it designates may borrow under the facilities. Borrowings by California Water Service Company will be repaid within 12 months unless otherwise authorized by the CPUC.

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

As of December 31, 2009, the outstanding borrowings on the Company line of credit was $12,000.

The following table represents borrowings under the bank lines of credit:

	2009	2008

Maximum short-term borrowings	$60,000	$44,000
Average amount outstanding	$16,751	$25,748
Weighted average interest rate	2.77%	3.24%
Interest rate at December 31	2.15%	1.75%

9	LONG-TERM DEBT

As of December 31, 2009 and 2008, long-term debt outstanding was:

		Interest
	Series	Rate	Maturity Date	2009	2008

First Mortgage Bonds	LL	5.875%	2019	$100,000	$—
	AAA	7.280%	2025	20,000	—
	BBB	6.770%	2028	20,000	—
	CCC	8.150%	2030	20,000	—
	DDD	7.130%	2031	20,000	—
	EEE	7.110%	2032	20,000	—
	FFF	5.900%	2017	20,000	—
	GGG	5.290%	2022	20,000	—
	HHH	5.290%	2022	20,000	—
	III	5.540%	2023	10,000	—
	JJJ	5.440%	2018	7,273	—
	KKK	4.580%	2010	10,000	—
	LLL	5.480%	2018	10,000	—
	MMM	5.520%	2013	20,000	—
	NNN	5.550%	2013	20,000	—
	OOO	6.020%	2031	20,000	—
	CC	9.860%	2020	17,700	17,800
	J	8.860%	2023	—	3,000
	K	6.940%	2012	2,200	2,900

Total First Mortgage Bonds				$377,173	$23,700
Unsecured Senior Notes (converted to first mortgage bonds on April 17, 2009)				—	259,091
California Department of Water Resources Loans		2.6% to 8%	2010-32	3,721	2,595
Other Long-term debt				6,328	4,930

Total long-term debt				$387,222	$290,316
Less current maturities				12,953	2,818

Long-term debt excluding current maturities				$374,269	$287,498

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

In connection with the offering, Cal Water exercised its option to redeem the remaining $3.0 million of 8.86% Series J First Mortgage Bonds due 2023, which Cal Water assumed in connection with its acquisition of Dominguez Water Corporation in 2000. The redemption was effected pursuant to the terms of the indenture and supplemental indentures governing the Series J bond. The Series J bonds were redeemed at a redemption price equal to 100% of the outstanding principal amount of the Series J bond plus a make-whole premium of $1.0 million, and accrued and unpaid interest to the date of redemption.

10	OTHER ACCRUED LIABILITIES

As of December 31, 2009 and 2008, other accrued liabilities were:

	2009	2008

Accrued and deferred compensation	$12,052	$11,429
Accrued benefit and workers’ compensation claims	5,492	8,118
Other	13,115	12,988

	$30,659	$32,535

11	INCOME TAXES

Income tax expense consists of the following:

	Federal	State	Total

2009
Current	$10,105	$4,382	$14,487
Deferred	12,056	819	12,875

Total	$22,161	$5,201	$27,362

2008
Current	$15,233	$4,679	$19,912
Deferred	4,486	(267)	4,219

Total	$19,719	$4,412	$24,131

2007
Current	$16,028	$4,662	$20,690
Deferred	522	(489)	33

Total	$16,550	$4,173	$20,723

Income tax expense computed by applying the current federal 35% tax rate to pretax book income differs from the amount shown in the Consolidated Statements of Income. The difference is reconciled in the table below:

	2009	2008	2007

Computed “expected” tax expense	$23,771	$22,378	$18,159
Increase (reduction) in taxes due to:
State income taxes net of federal tax benefit	3,903	3,674	2,981
Investment tax credits	(32)	(32)	(32)
Other	(280)	(1,889)	(385)

Total income tax	$27,362	$24,131	$20,723

Included in Other in the above table is the recognition of the flow-through accounting for Federal depreciation expense on assets acquired prior to 1982 and retirement costs of such assets. For assets acquired prior to 1982, the benefit of excess tax depreciation was previously passed through to the ratepayers. The tax benefit is now reversing and a higher tax expense is being recognized and is included in customer rates. Offsetting the flow-through depreciation in 2009 and 2008 was the impact of cost to remove pre-1982 assets. Also included is the federal income tax deduction from qualified U.S. production activities, which is being phased in from 2006 through 2011. Qualified production activities include production of potable water, but exclude the transmission and distribution of the potable water. The impact of the deduction is being reported in the year in which the deduction is claimed on the Company’s tax return. The impact was to lower the income tax provision by $560, $1,276, and $490 in 2009, 2008, and 2007, respectively.

On January 1, 2007, we adopted the accounting standards for accounting for uncertainty in income taxes which also requires the inclusion of interest and penalties related to uncertain tax positions as a component of income taxes. As of December 31, 2009, 2008, and 2007 we had no material unrecognized tax benefits and no adjustments to assets or liabilities were required.

During 2007, there was a federal tax examination covering 2005 which resulted in a tax liability of $87. Tax years of 2006, 2007, 2008, and 2009 are subject to examination by the federal and state taxing authorities, respectively. There are no income tax examinations currently in progress.

The tax effects of differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2009 and 2008 are presented in the following table:

	2009	2008

Deferred tax assets:
Developer deposits for extension agreements and contributions in aid of construction	$47,553	$47,055
Federal benefit of state tax deductions	9,257	8,925
Insurance loss provisions	2,073	2,431
Book plant cost reduction for future deferred ITC amortization	1,369	1,413
Net operating loss carry forward	1,291	—
Pension plan	1,071	2,043

Total deferred tax assets	62,614	61,867

Deferred tax liabilities:
Utility plant, principally due to depreciation differences	147,712	131,652
WRAM/MCBA balancing accounts	6,651	—
Premium on early retirement of bonds	1,966	1,745
Prepaid expense	1,080	4,123
Other	1,179	814

Total deferred tax liabilities	158,588	138,334

Net deferred tax liabilities	$95,974	$76,467

A valuation allowance was not required at December 31, 2009 and 2008. Based on historical taxable income and future taxable income projections over the period in which the deferred assets are deductible, management believes it is more likely than not that the Company will realize the benefits of the deductible differences.

12	EMPLOYEE BENEFIT PLANS

Savings Plan

The Company sponsors a 401(k) qualified, defined contribution savings plan that allows participants to contribute up to 20% of pre-tax compensation. The Company matches fifty cents for each dollar contributed by the employee up to a maximum Company match of 4.0% of base salary. Company contributions were $1,953, $1,786, and $1,733, for the years 2009, 2008, and 2007, respectively.

Pension Plans

The Company provides a qualified, defined-benefit, non-contributory pension plan for substantially all employees. The accumulated benefit obligations of the pension plan are $161,449 and $130,206 as of December 31, 2009 and 2008, respectively. The fair value of pension plan assets was $105,639 and $66,941 as of December 31, 2009 and 2008, respectively.

Prior to 2009, pension payment obligations were generally funded by the purchase of an annuity from a life insurance company. In 2009, the Company paid monthly benefits to retirees, rather than the purchase of an annuity. Payments are expected to be made in each year from 2010 to 2014 are $2,487, $3,407, $4,401, $6,014, and $7,313,

respectively. The aggregate benefits expected to be paid in the five years 2015 through 2019 would be $57,875. The expected benefit payments are based upon the same assumptions used to measure the Company’s benefit obligation at December 31, 2009, and include estimated future employee service.

The Company also maintains an unfunded, non-qualified, supplemental executive retirement plan. The unfunded supplemental executive retirement plan accumulated benefit obligations were $16,981 and $15,043 as of December 31, 2009 and 2008, respectively. Benefit payments under the supplemental executive retirement plan are paid currently and are included in the preceding paragraph.

The costs of the pension and retirement plans are charged to expense and utility plant. The Company makes annual contributions to fund the amounts accrued for pension cost.

Other Postretirement Plan

The Company provides substantially all active, permanent employees with medical, dental, and vision benefits through a self-insured plan. Employees retiring at or after age 58, along with their spouses and dependents, continue participation in the plan by payment of a premium. Plan assets are invested in mutual funds, short-term money market instruments and commercial paper based upon the same asset mix as the pension plan. Retired employees are also provided with a five thousand dollar life insurance benefit.

The Company records the costs of postretirement benefits other than pension (PBOP) during the employees’ years of active service. Postretirement benefit expense recorded in 2009, 2008, and 2007, was $4,926, $3,246, and $2,521, respectively. Prior to 2006, the Company recorded a regulatory asset for the difference between the Company-funded amount and the net periodic benefit cost. The remaining net periodic benefit cost was $9,790 at December 31, 2006, and is being recovered through future customer rates and is recorded as a regulatory asset. The expected benefit payments, net of retiree premiums and Medicare part D subsidies, for the next five years are $1,035, $1,177, $1,303, $1,471, and $1,634, respectively.

Benefit Plan Assets

The Company actively manages pensions and PBOP trust (Plan) assets. The Company’s investment objectives are:

•	Maximize the return on the assets of the Plan, commensurate with the risk that the Company deem appropriate to, meet the obligations of the Plan, minimize the volatility of the pension expense, and account for contingencies;

•	Generate a rate of return for the total portfolio that equals or exceeds the actuarial investment rate assumption;

•	Additionally, the rate of return of the total fund shall be measured periodically against a special index comprised of 35% of the Standard & Poor’s Index, 15% of the Russell 2000 Index, 10% of the MSCI EAFE Index, and 40% of the Lehman Aggregate Bond Index. The special index is consistent with the rate of return objective and indicates the Company’s long-term asset allocation objective.

The Company applies a risk management framework for managing the risks associated with employee benefit plan trust assets. The guiding principles of this risk management framework are the clear articulation of roles and responsibilities, appropriate delegation of authority, and proper accountability and documentation. Trust investment policies and investment manager guidelines include provisions to ensure prudent diversification, manage risk through appropriate use of physical direct asset holdings and derivative securities, and identify permitted and prohibited investments.

The Company’s target asset allocation percentages for major categories of pension and other benefit plans are reflected in the table below:

	Minimum		Maximum
	Exposure	Target	Exposure

Fixed Income	35%	40%	45%
Total Domestic Equity	40%	50%	60%
Small Cap Stocks	10%	15%	20%
Large Cap Stocks	30%	35%	45%
Non-U.S. Equities	5%	10%	15%

The fixed income category includes money market and short-term bond funds. The majority of fixed income investments ranges in maturities from less than one to five years.

Criteria used to select investment funds:

•	Fund past performance

•	Fund meets criteria of Employee Retirements Income Security Act (ERISA)

•	Timeliness and completeness of fund communications and reporting to investors

•	Stability of fund management company

•	Fund management fees

•	Administrative costs incurred by the Plan

The fair value measurements standard establishes a framework for measuring fair value. That framework provides a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements). The three levels of the fair value hierarchy under the standard are described below:

Level 1 — Inputs to the valuation methodology are unadjusted quoted prices for identical assets or liabilities in active markets that the Plan has the ability to access.

Level 2 — Inputs to the valuation methodology include:

•	Quoted market prices for similar assets or liabilities in active markets;

•	Quoted prices for identical or similar assets or liabilities in inactive markets;

•	Inputs other than quoted prices that are observable for the asset or liability;

•	Inputs that are derived principally from or corroborated by observable market data by correlation or other means.

If the asset or liability has a specified (contractual) term, the level 2 input must be observable for substantially the full term of the asset or liability.

Level 3 — Inputs to the valuation methodology are unobservable and significant to the fair value measurement.

All Plan investments are level 1 investments in mutual funds and are valued at the net asset value (NAV) of the shares held by the Plan at December 31, 2009 and 2008:

	Pension Benefits				Other Benefits
	2009	%	2008	%	2009	%	2008	%

Fixed Income	$51,028	48%	$37,359	56%	$10,656	67%	$3,654	58%
Domestic Equity
Small Cap Stocks	16,976		8,256		3,780		1,585
Large Cap Stocks	30,360		16,616		1,428		1,061

Total Domestic Equity	47,336	45%	24,872	37%	5,208	33%	2,646	42%

Non U.S. Equities	7,275	7%	4,710	7%	—	0%	—	0%

Total Plan Assets	$105,639	100%	$66,941	100%	$15,864	100%	$6,300	100%

The following table reconciles the funded status of the plans with the accrued pension liability and the net postretirement benefit liability as of December 31, 2009 and 2008:

	Pension Benefits		Other Benefits
	2009	2008	2009	2008

Change in projected benefit obligation:
Beginning of year	$192,878	$105,884	$36,208	$27,492
Service cost	9,119	6,423	2,261	1,430
Interest cost	12,352	8,991	2,161	1,716
Assumption change	(59)	20,239	(512)	6,651
Amendment	6,216	51,173	—	—
Experience (gain) loss	345	6,135	613	(300)
Benefits paid, net of retiree premiums	(1,121)	(5,967)	(1,378)	(781)

End of year	$219,730	$192,878	$39,353	$36,208

Change in plan assets:
Fair value of plan assets at beginning of year	$66,941	$85,303	$6,300	$8,287
Actual return on plan assets	12,319	(17,856)	1,012	(1,206)
Employer contributions	27,500	5,461	9,930	—
Retiree contributions and Medicare part D subsidies	—	—	1,062	924
Benefits paid	(1,121)	(5,967)	(2,440)	(1,705)

Fair value of plan assets at end of year	$105,639	$66,941	$15,864	$6,300

Funded status	$(114,091)	$(125,937)	$(23,489)	$(29,908)
Unrecognized actuarial or loss	44,962	51,771	13,775	14,798
Unrecognized prior service cost	60,891	60,807	769	885
Unrecognized transition obligation	—	—	837	1,113

Net amount recognized	$(8,238)	$(13,359)	$(8,108)	$(13,112)

Amounts recognized on the balance sheet consist of:

	Pension Benefits		Other Benefits
	2009	2008	2009	2008

Prepaid (Accrued) benefit costs	$—	$—	$(8,108)	$(13,112)
Accrued benefit liability	(114,091)	(125,937)	(15,381)	(16,796)
Regulatory asset	105,853	112,578	15,381	16,796

Net amount recognized	$(8,238)	$(13,359)	$(8,108)	$(13,112)

Below are the actuarial assumptions used in determining the benefit obligation for the benefit plans:

	Pension Benefits		Other Benefits
	2009	2008	2009	2008

Weighted average assumptions as of December 31:
Discount rate	6.10%	6.40%	6.00%	5.80%
Long-term rate of return on plan assets	7.50%	8.00%	6.50%	7.00%
Rate of compensation increases	4.00%	5.00%	—	—
Cost of living adjustment	3.00%	3.00%	—	—

The long-term rate of return assumption is the expected rate of return on a balanced portfolio invested roughly 60% in equities and 40% in fixed income securities. The average return for the pension plan for the last five and ten years was 3.0% and 4.7%, respectively. The company is using a rate of 7.5% which is between the 25th and 75th percentile of expected results. The discount rate was derived from the Citigroup Pension Discount Curve using the expected payouts for the plan.

Net periodic benefit costs for the pension and other postretirement plans for the years ended December 31, 2008, 2007, and 2006 included the following components:

	Pension Plan			Other Benefits
	2009	2008	2007	2009	2008	2007

Service cost	$9,119	$6,423	$5,291	$2,261	$1,430	$1,154
Interest cost	12,352	8,991	6,522	2,161	1,716	1,317
Expected return on plan assets	(7,155)	(6,012)	(5,704)	(785)	(574)	(469)
Net amortization and deferral	8,063	4,516	2,883	1,289	674	519

Net periodic benefit cost	$22,379	$13,918	$8,992	$4,926	$3,246	$2,521

Below are the actuarial assumptions used in determining the net periodic benefit costs for the benefit plans, which uses the end of the prior year as the measurement date:

	Pension Benefits		Other Benefits
	2009	2008	2009	2008

Weighted average assumptions as of December 31:
Discount rate	6.40%	6.30%	5.80%	6.40%
Long-term rate of return on plan assets	8.00%	8.00%	7.00%	7.00%
Rate of compensation increases	5.00%	3.75%	—	—

For 2008 measurement purposes, the Company assumed a 9.5% annual rate of increase in the per capita cost of covered benefits with the rate decreasing to 6.5% by 2012, then gradually grading down to 5.1% over the next 50 years. The health care cost trend rate assumption has a significant effect on the amounts reported. A one-percentage point change in assumed health care cost trends is estimated to have the following effect:

	1-percentage	1-percentage
	Point Increase	Point Decrease

Effect on total service and interest costs	$1,022	$(780)
Effect on accumulated postretirement benefit obligation	$7,640	$(6,018)

The Company intends to make annual contributions to the plans up to the amount deductible for tax purposes. The Company estimates in 2010 that the annual contribution to the pension plans will be $20.9 million and the annual contribution to the other postretirement plan will be $5.6 million.

13	STOCK-BASED COMPENSATION PLANS

The Company has two stockholder-approved stock-based compensation plans.

Long-term Incentive Plan

The long-term incentive plan was replaced on April 27, 2005, by a stockholder-approved equity incentive plan. The Long-Term Incentive Plan allowed granting of nonqualified stock options, some of which are currently outstanding, there will be no future grants made. The Company had accounted for options using the intrinsic value method. Options were granted at an exercise price that was not less than the per share common stock market price on the date of grant. The options vested at a 25% rate on their anniversary date over their first four years and are exercisable over a ten-year period. At December 31, 2009, 62,750 options are fully vested and exercisable at a weighted average price of $25.50. The intrinsic value of the vested shares at December 31, 2009 is $710 and the weighted average fair value at date of grant was $4.67 per share. No options were granted in 2009, 2008, or 2007.

The following table summarizes the activity of the Long-Term Incentive Plan:

		Weighted	Weighted
		Average	Average
		Exercise	Remaining	Options
	Shares	Price	Contractual Life	Exercisable

Outstanding at December 31, 2007	90,500	$24.94	3.3	90,500
Exercised	(6,500)	25.39	—	—

Outstanding at December 31, 2008	84,000	24.90	2.1	84,000
Exercised	(21,250)	23.13	—	—

Outstanding at December 31, 2009	62,750	$25.50	1.6	62,750

Equity Incentive Plan

The Equity Incentive Plan, which was approved by shareholders on April 27, 2005, is authorized to issue up to 1,000,000 shares of common stock. In 2009 and 2008, the Company granted Restricted Stock Awards (RSAs) of 21,000 and 16,630 shares, respectively, of common stock both to employees and to directors of the Company. Employee awards vest ratably over 48 months, while independent director awards vest at the end of 12 months. The shares were valued at the weighted average price of $37.60 and $38.38 per share, respectively based upon the fair market value of the Company’s common stock on the date of grant. In 2009, Stock Appreciation Rights (SARs) equivalent to 71,500 shares were granted to employees, which vest ratably over 48 months and expire at the end of 10 years. The grant-date fair value for SARs was determined by using the Black Scholes model, which arrived at a fair value of $6.83 per share. Upon exercise of a SAR, the appreciation is payable in common shares of the Company.

The assumptions utilized to determine the grant date fair value of the SARs were:

	2009	2008

Expected dividend yield	3.07%	3.11%
Expected volatility	22.01%	21.96%
Risk-free interest rate	2.84%	2.63%
Expected holding period in years	6.75	6.0

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

The table below reflects SARs granted under the Equity Incentive Plan.

		Weighted	Weighted		Weighted
		Average	Average		Average
		Exercise	Remaining	SAR	Fair
	Shares	Price	Contractual Life	Exercisable	Value

Stock Appreciation Rights
Outstanding at December 31, 2007	61,640	$38.59	8.49	22,070	$8.77
Granted	47,070	37.60	—	—	6.03

Outstanding at December 31, 2008	108,710	$38.16	8.22	46,304	$7.58
Granted	71,500	38.38	—	—	6.83

Outstanding at December 31, 2009	180,210	$38.25	8.00	86,881	$8.97

The Company has recorded compensation expense for the RSAs and SARs of $993 and $545 in 2009 and 2008, respectively. The unrecognized future compensation expense for the RSAs and SARs at December 31, 2009 is $1,321.

14	FAIR VALUE OF FINANCIAL INSTRUMENTS

For those financial instruments for which it is practicable to estimate a fair value, the following methods and assumptions were used. For cash equivalents, accounts receivable and accounts payable, the carrying amount approximates the fair value because of the short-term maturity of the instruments. The fair value of the Company’s long-term debt is estimated at $367 million and $290 million as of December 31, 2009 and 2008, respectively, using the published quoted market price, if available, or the discounted cash flow analysis, based on the current rates available to the Company for debt of similar maturities and credit risk. The book value of the long-term debt is $374 million and $287 million as of December 31, 2009 and 2008, respectively. The fair value of advances for construction contracts is estimated at $74 million as of December 31, 2009, and $66 million as of December 31, 2008, based on broker quotes.

15	COMMITMENTS AND CONTINGENCIES

Commitments

The Company leases office facilities and two water systems from cities, and has long-term commitments to purchase water from water wholesalers. The commitments are noted in the table below.

	Office	System	Water
	Leases	Leases	Contracts

2010	$826	$961	$16,330
2011	587	864	16,330
2012	430	845	16,333
2013	298	845	16,333
2014	227	845	16,333
Thereafter	2,316	3,028	349,804

The Company leases office facilities in many of its operating districts. The total paid and charged to operations for such leases was $986 in 2009, $808 in 2008, and $677 in 2007.

The Company leases the City of Hawthorne water system, which in addition to the upfront lease payment, includes an annual payment. The 15-year lease expires in 2011. There were annual payments of $116 in 2009, 2008, and 2007. In July 2003, the Company negotiated a 15-year lease of the City of Commerce water system. The lease includes an annual lease payment of $845 per year plus a cost savings sharing arrangement.

The Company has a long-term contract with the Santa Clara Water District that requires the Company to purchase minimum annual water quantities. Purchases are priced at the districts then-current wholesale water rate.

The Company operates to purchase sufficient water to equal or exceed the minimum quantities under the contract. The total paid under the contract was $5,420 in 2009, $6,739 in 2008, and $6,193 in 2007.

The Company also has a water supply contract with Stockton East Water District (SEWD) that requires a fixed, annual payment and does not vary during the year with the quantity of water delivered by the district. Because of the fixed price arrangement, the Company operates to receive as much water as possible from SEWD in order to minimize the cost of operating Company-owned wells used to supplement SEWD deliveries. The total paid under the contract was $5,505 in 2009, $5,743 in 2008, and $5,509 in 2007. Pricing under the contract varies annually.

Estimated annual contractual obligations in the table above are based on the same payment levels as 2009. Future increased costs by SEWD are expected to be offset by a decline in the allocation of costs to the Company, as other customers of SEWD are expected to receive a larger allocation based upon growth of their service areas.

On September 21, 2005, the Company entered into an agreement with Kern County Water Agency (Agency) to obtain treated water for the Company’s operations. The term of the agreement is to January 1, 2035, or until the repayment of the Agency’s bonds (described hereafter) occurs. Under the terms of the agreement, the Company is obligated to purchase approximately 11,500 acre feet of treated water in 2010 and an incrementally higher volume of water for each subsequent year until 2017, when the Company is obligated to purchase 20,500 acre feet of treated water per year. The Company is obligated to pay the Capital Facilities Charge and the Treated Water Charge regardless of whether it can use the water in its operation, and is obligated for these charges even if the Agency cannot produce an adequate amount to supply the 20,500 acre feet in the year. (This agreement supersedes a prior agreement with Kern County Water Agency for the supply of 11,500 acre feet of water per year). Total annual cost in 2009 was $5,514, $4,369 in 2008, and $2,871 in 2007.

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

Once the project is complete, the Company is obligated to pay a Capital Facilities Charge and a Treated Water Charge that together total $6,700 annually, which equates to $0.32 per acre foot. Annual payments of $3,600 for the Capital Facilities Charge began when the Agency issued bonds to fund the project. Some of the Treated Water Charge of $2,800 began July 1, 2007, when a portion of the planned capacity became available. Once the entire expansion project is completed the full annual payments will be $6,700 which will continue through the term of the agreement. As treated water is being delivered, the Company is also obligated for its portion of the operating costs;

that portion is currently estimated to be $0.01 per acre foot. The actual amount will vary due to variations from reimbursable operating cost estimates, inflation, and other changes in the cost structure. The Company’s overall estimated cost of $0.32 per acre foot is less than the estimated cost of procuring untreated water (assuming water rights could be obtained) and then providing treatment.

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

As previously reported, the Company has filed with the City of Bakersfield, in the Superior Court of California, a lawsuit that names potentially responsible parties, who manufactured and distributed products containing 1,2,3 trichloropropane (TCP) in California. TCP has been detected in the ground water. The lawsuit seeks to recover treatment costs necessary to remove TCP. The Court has now coordinated our action with other water purveyor cases (TCP Cases JCCP 4435) in San Bernardino County. No trial date has yet been set. Company has entered into a settlement with one of the distributor defendants, FMC Corporation. Company will record the proceeds in a memorandum account until the Commission approves an allocation between ratepayers and shareholders.

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

16	QUARTERLY FINANCIAL DATA (UNAUDITED)

The Company’s common stock is traded on the New York Stock Exchange under the symbol “CWT.”

2009	First	Second	Third	Fourth

Operating revenue	$86,613	$116,667	$139,167	$106,925
Net operating income	6,275	15,955	24,094	11,795
Net income	2,421	12,090	19,592	6,451
Diluted earnings per share	0.12	0.58	0.94	0.31
Common stock market price range:
High	46.43	40.87	39.27	40.11
Low	37.83	33.54	35.52	35.18
Dividends paid per common share	0.2950	0.2950	0.2950	0.2950

2008	First	Second	Third	Fourth

Operating revenue	$72,921	$105,581	$131,702	$100,108
Net operating income	4,831	14,482	26,762	11,394
Net income	185	10,116	22,186	7,318
Diluted earnings per share	0.01	0.48	1.06	0.35
Common stock market price range:
High	40.68	41.04	40.22	46.43
Low	33.58	31.69	31.16	29.73
Dividends paid per common share	0.2925	0.2925	0.2925	0.2925

17	CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

As discussed in Note 9, on April 17, 2009, Cal Water issued $100 million aggregate principal amount of 5.875% First Mortgage Bonds due 2019, which are fully and unconditionally guaranteed by California Water Service Group (Parent Company). The following tables present the condensed consolidating statements of income of California Water Service Group (Guarantor and Parent), Cal Water (issuer and wholly-owned consolidated subsidiary of California Water Service Group) and other wholly-owned subsidiaries of the Company for the years ended December 31, 2009, 2008 and 2007, the condensed consolidating statements of cash flows for the twelve-months ended December 31, 2009, 2008 and 2007, and the condensed consolidating balance sheets as of December 31, 2009 and 2008. The information is presented utilizing the equity method of accounting for investments in consolidating subsidiaries.

CALIFORNIA WATER SERVICE GROUP

CONDENSED CONSOLIDATING BALANCE SHEET
As of December 31, 2009

			All Other	Consolidating
	Parent Company	Cal Water	Subsidiaries	Adjustments	Consolidated
		(In thousands)

ASSETS
Utility plant:
Utility plant	$—	$1,604,680	$111,581	$(7,199)	$1,709,062
Less accumulated depreciation and amortization	—	(488,577)	(23,538)	1,130	(510,985)

Net utility plant	—	1,116,103	88,043	(6,069)	1,198,077

Current assets:
Cash and cash equivalents	532	6,000	3,334	—	9,866
Receivables	28	54,117	4,395	—	58,540
Receivables from affiliates	11,026	12,827	2,140	(25,993)	—
Other current assets	—	23,025	810	—	23,835

Total current assets	11,586	95,969	10,679	(25,993)	92,241

Other assets:
Regulatory assets	—	202,268	1,836	—	204,104
Investments in affiliates	422,287	—	—	(422,287)	—
Long-term affiliate notes receivable	11,155	—	—	(11,155)	—
Other assets	—	24,026	7,337	(204)	31,159

Total other assets	433,442	226,294	9,173	(433,646)	235,263

	$445,028	$1,438,366	$107,895	$(465,708)	$1,525,581

CAPITALIZATION AND LIABILITIES
Capitalization:
Common stockholders’ equity	$420,634	$389,127	$39,592	$(428,719)	$420,634
Affiliate long-term debt	—	—	11,155	(11,155)	—
Long-term debt, less current maturities	—	370,900	3,369	—	374,269

Total capitalization	420,634	760,027	54,116	(439,874)	794,903

Current liabilities:
Current maturities of long-term debt	—	12,246	707	—	12,953
Short-term borrowings	12,000	—	—	—	12,000
Payables to affiliates	11,983	12	13,998	(25,993)	—
Accounts payable	86	41,405	4,628	—	46,119
Accrued expenses and other liabilities	325	34,580	4,369	12	39,286

Total current liabilities	24,394	88,243	23,702	(25,981)	110,358
Unamortized investment tax credits	—	2,318	—	—	2,318
Deferred income taxes, net	—	90,330	1,374	147	91,851
Pension and postretirement benefits other than pensions	—	137,127	—	—	137,127
Regulatory and other liabilities	—	74,956	10,824	—	85,780
Advances for construction	—	183,555	1,472	—	185,027
Contributions in aid of construction	—	101,810	16,407	—	118,217

	$445,028	$1,438,366	$107,895	$(465,708)	$1,525,581

CALIFORNIA WATER SERVICE GROUP

CONDENSED CONSOLIDATING BALANCE SHEET
As of December 31, 2008

			All Other	Consolidating
	Parent Company	Cal Water	Subsidiaries	Adjustments	Consolidated
			(In thousands)

ASSETS
Utility plant:
Utility plant	$—	$1,488,227	$102,051	$(7,199)	$1,583,079
Less accumulated depreciation and amortization	—	(451,350)	(20,354)	992	(470,712)

Net utility plant	—	1,036,877	81,697	(6,207)	1,112,367

Current assets:
Cash and cash equivalents	427	3,025	10,417	—	13,869
Receivables	72	44,049	3,848	—	47,969
Receivables from affiliates	9,295	11,976	372	(21,643)	—
Other current assets	142	17,877	(59)	—	17,960

Total current assets	9,936	76,927	14,578	(21,643)	79,798

Other assets:
Regulatory assets	905	196,990	398	—	198,293
Investments in affiliates	404,064	—	—	(404,064)	—
Long-term affiliate notes receivable	10,851	—	—	(10,851)	—
Other assets	—	20,242	7,612	(205)	27,649

Total other assets	415,820	217,232	8,010	(415,120)	225,942

	$425,756	$1,331,036	$104,285	$(442,970)	$1,418,107

CAPITALIZATION AND LIABILITIES
Capitalization:
Common stockholders’ equity	$402,949	$372,337	$38,139	$(410,476)	$402,949
Affiliate long-term debt	—	—	10,851	(10,851)	—
Long-term debt, less current maturities	—	283,820	3,678	—	287,498

Total capitalization	402,949	656,157	52,668	(421,327)	690,447

Current liabilities:
Current maturities of long-term debt	—	2,121	697	—	2,818
Short-term borrowings	12,000	28,000	—	—	40,000
Payables to affiliates	9,642	201	11,800	(21,643)	—
Accounts payable	—	38,003	3,769	—	41,772
Accrued expenses and other liabilities	1,165	34,563	2,878	—	38,606

Total current liabilities	22,807	102,888	19,144	(21,643)	123,196
Unamortized investment tax credits	—	2,392	—	—	2,392
Deferred income taxes, net	—	70,003	2,341	—	72,344
Pension and postretirement benefits other than pensions	—	152,685	—	—	152,685
Regulatory and other liabilities	—	75,362	7,950	—	83,312
Advances for construction	—	174,625	1,538	—	176,163
Contributions in aid of construction	—	96,924	20,644	—	117,568

	$425,756	$1,331,036	$104,285	$(442,970)	$1,418,107

CALIFORNIA WATER SERVICE GROUP

CONDENSED CONSOLIDATING STATEMENT OF INCOME
For the year ended December 31, 2009

			All Other	Consolidating
	Parent Company	Cal Water	Subsidiaries	Adjustments	Consolidated
			(In thousands)

Operating revenue	$—	$420,412	$28,960	$—	$449,372

Operating expenses:
Operations:
Purchased water	—	121,360	335	—	121,695
Purchased power	—	21,254	6,998	—	28,252
Pump taxes	—	8,982	555	—	9,537
Administrative and general	—	68,103	7,140	—	75,243
Other	—	49,560	7,477	(460)	56,577
Maintenance	—	17,918	619	—	18,537
Depreciation and amortization	—	37,740	2,176	(138)	39,778
Income taxes (benefits)	(222)	23,919	398	717	24,812
Taxes other than income taxes	—	14,727	2,095	—	16,822

Total operating expenses (income)	(222)	363,563	27,793	119	391,253

Net operating income	222	56,849	1,167	(119)	58,119

Other Income and Expenses:
Non-regulated revenue	901	12,408	6,379	(1,498)	18,190
Non-regulated expense	—	(7,972)	(4,480)	—	(12,452)
Gain on sale on non-utility property	—	560	—	—	560
Income tax benefit (expense) on other income and expense	(367)	(2,036)	(808)	661	(2,550)

Net other income (expense)	534	2,960	1,091	(837)	3,748

Interest:
Interest expense	505	23,719	1,207	(1,037)	24,394
Less: capitalized interest	—	(2,359)	(722)	—	(3,081)

Net interest expense	505	21,360	485	(1,037)	21,313

Equity earnings of subsidiaries	40,303	—	—	(40,303)	—

Net income	$40,554	$38,449	$1,773	$(40,222)	$40,554

CALIFORNIA WATER SERVICE GROUP

CONDENSED CONSOLIDATING STATEMENT OF INCOME
For the year ended December 31, 2008

			All Other	Consolidating
	Parent Company	Cal Water	Subsidiaries	Adjustments	Consolidated
	(In thousands)

Operating revenue	$—	$389,659	$20,653	$—	$410,312

Operating expenses:
Operations:
Purchased water	—	111,450	276	—	111,726
Purchased power	—	21,424	4,515	—	25,939
Pump taxes	—	8,413	486	—	8,899
Administrative and general	—	54,025	5,404	—	59,429
Other	—	46,538	5,115	(457)	51,196
Maintenance	—	18,500	469	—	18,969
Depreciation and amortization	—	35,407	2,077	(145)	37,339
Income taxes	—	24,106	69	332	24,507
Taxes other than income taxes	—	13,342	1,497	—	14,839

Total operating expenses (income)	—	333,205	19,908	(270)	352,843

Net operating income	—	56,454	745	270	57,469

Other Income and Expenses:
Non-regulated revenue	439	7,825	6,782	(816)	14,230
Non-regulated expense	—	(10,084)	(5,013)	—	(15,097)
Gain on sale on non-utility property	—	7	—	—	7
Income tax benefit (expense) on other income and expense	(179)	918	(695)	332	376

Net other income (expense)	260	(1,334)	1,074	(484)	(484)

Interest:
Interest expense	147	20,107	697	(360)	20,591
Less: capitalized interest	—	(3,366)	(45)	—	(3,411)

Net interest expense	147	16,741	652	(360)	17,180

Equity earnings of subsidiaries	39,692	—	—	(39,692)	—

Net income	$39,805	$38,379	$1,167	$(39,546)	$39,805

CALIFORNIA WATER SERVICE GROUP

CONDENSED CONSOLIDATING STATEMENT OF INCOME
For the year ended December 31, 2007

			All Other	Consolidating
	Parent Company	Cal Water	Subsidiaries	Adjustments	Consolidated
	(In thousands)

Operating revenue	$—	$351,098	$15,984	$—	$367,082

Operating expenses:
Operations:
Purchased water	—	106,145	603	—	106,748
Purchased power	—	21,727	2,247	—	23,974
Pump taxes	—	7,769	392	—	8,161
Administrative and general	—	50,902	3,360	—	54,262
Other	—	42,860	3,907	(457)	46,310
Maintenance	—	17,925	411	—	18,336
Depreciation and amortization	—	31,959	1,757	(153)	33,563
Income taxes (benefits)	(3)	16,947	623	320	17,887
Taxes other than income taxes	—	12,643	1,028	—	13,671

Total operating expenses (income)	(3)	308,877	14,328	(290)	322,912

Net operating income	3	42,221	1,656	290	44,170

Other Income and Expenses:
Non-regulated revenue	436	9,154	4,601	(634)	13,557
Non-regulated expense	—	(6,185)	(2,929)	—	(9,114)
Gain on sale on non-utility property	—	2,516	—	—	2,516
Income tax benefit (expense) on other income and expense	(177)	(2,235)	(681)	257	(2,836)

Net other income (expense )	259	3,250	991	(377)	4,123

Interest:
Interest expense	8	19,347	541	(177)	19,719
Less: capitalized interest	—	(2,585)	—	—	(2,585)

Net interest expense	8	16,762	541	(177)	17,134

Equity earnings of subsidiaries	30,905	—	—	(30,905)	—

Net income	$31,159	$28,709	$2,106	$(30,815)	$31,159

CALIFORNIA WATER SERVICE GROUP

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the year ended December 31, 2009

			All Other	Consolidating
	Parent Company	Cal Water	Subsidiaries	Adjustments	Consolidated
	(In thousands)

Operating activities:
Net income	$40,554	$38,449	$1,773	$(40,222)	$40,554

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity earnings of subsidiaries	(40,303)	—	—	40,303	—
Dividends received from affiliates	24,476	—	—	(24,476)	—
Depreciation and amortization	—	39,649	2,132	(138)	41,643
Amortization of debt premium and expense	—	970	—	—	970
Other changes in noncurrent assets and liabilities	(1,491)	4,602	532	45	3,688
Change in value of life insurance contracts	—	(4,107)	—	—	(4,107)
Gain on sale of non-utility property	—	(560)	—	—	(560)
Changes in operating assets and liabilities:
Net advance to affiliates	(160)	(1,039)	1,199	—	—
Other changes, net	476	(11,161)	909	12	(9,764)

Net adjustments	(17,002)	28,354	4,772	15,746	31,870

Net cash provided by (used in) operating activities	23,552	66,803	6,545	(24,476)	72,424

Investing activities:
Utility plant expenditures	—	(100,182)	(10,426)	—	(110,608)
Proceeds from sale of non-utility assets	—	810	—	—	810
Reduction of loans to affiliates	415	—	—	(415)	—
Purchase of life insurance	—	(1,813)	—	—	(1,813)
Restricted cash increase	—	(3,104)	—	—	(3,104)

Net cash provided by (used in) investing activities	415	(104,289)	(10,426)	(415)	(114,715)

Financing Activities:
Short-term borrowings	—	20,000	—	—	20,000
Repayment of short-term borrowings	—	(48,000)	—	—	(48,000)
Reduction of affiliate note receivable	—	—	(415)	415	—
Proceeds from long-term debt, net of issuance cost of $3,390	—	97,884	96	—	97,980
Retirement of long-term debt	—	(5,938)	(834)	—	(6,772)
Advances and contributions in aid for construction	—	4,981	—	—	4,981
Refunds of advances for construction	—	(5,968)	(71)	—	(6,039)
Dividends paid to non-affiliates	(24,476)	—	—	—	(24,476)
Dividends paid to affiliates	—	(22,498)	(1,978)	24,476	—
Issuance of common stock	614	—	—	—	614

Net cash provided by (used in) financing activities	(23,862)	40,461	(3,202)	24,891	38,288

Change in cash and cash equivalents	105	2,975	(7,083)	—	(4,003)
Cash and cash equivalents at beginning of period	427	3,025	10,417	—	13,869

Cash and cash equivalents at end of period	$532	$6,000	$3,334	$—	$9,866

CALIFORNIA WATER SERVICE GROUP

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the year ended December 31, 2008

			All Other	Consolidating
	Parent Company	Cal Water	Subsidiaries	Adjustments	Consolidated
	(In thousands)

Operating activities:
Net income	$39,805	$38,379	$1,167	$(39,546)	$39,805

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity earnings of subsidiaries	(39,692)	—	—	39,692	—
Dividends received from affiliates	24,348	—	—	(24,348)	—
Depreciation and amortization	—	37,102	2,528	(145)	39,485
Amortization of debt premium and expense	—	673	—	—	673
Other changes in noncurrent assets and liabilities	—	10,174	485	—	10,659
Change in value of life insurance contracts	—	3,763	—	—	3,763
Gain on sale of non-utility property	—	(7)	—	—	(7)
Changes in operating assets and liabilities:
Net advance to affiliates	8,615	(17,061)	8,446	—	—
Other changes, net	(12,018)	(2,102)	15,473	(1)	1,352

Net adjustments	(18,747)	32,542	26,932	15,198	55,925

Net cash provided by (used in) operating activities	21,058	70,921	28,099	(24,348)	95,730

Investing activities:
Utility plant expenditures		(103,619)	(4,185)		(107,804)
MTBE settlement received	—	34,217	—	—	34,217
Proceeds from sale of non-utility assets	—	7	—	—	7
Loans to affiliates	(11,990)	—	—	11,990	—
Reduction of affiliate note receivable	990	—	—	(990)	—
Acquisitions, net of cash acquired	—	—	(24,924)	—	(24,924)
Proceeds from redemption of affiliate preferred stock	3,718	—	—	(3,718)	—
Purchase of life insurance	—	(1,373)	—	—	(1,373)

Net cash provided by (used in) investing activities	(7,282)	(70,768)	(29,109)	7,282	(99,877)

Financing Activities:
Short-term borrowings	16,000	40,000	—	—	56,000
Repayment of short-term borrowings	(4,000)	(12,000)	—	—	(16,000)
Borrowings from affiliates	—	—	11,990	(11,990)	—
Repayment of affiliate long-term debt	—	—	(990)	990	—
Issuance of long-term debt, net of expense	—	494	161	—	655
Retirement of long-term debt	—	(2,124)	(747)	—	(2,871)
Advances and contributions in aid for construction	—	7,618	609	—	8,227
Refunds of advances for construction	—	(6,661)	(1)	—	(6,662)
Redemption of preferred stock	(3,718)	(3,718)	—	3,718	(3,718)
Dividends paid to non-affiliates	(24,349)	—	—	—	(24,349)
Dividends paid to affiliates	—	(23,368)	(980)	24,348	—

Net cash provided by (used in) financing activities	(16,067)	241	10,042	17,066	11,282

Change in cash and cash equivalents	(2,291)	394	9,032	—	7,135
Cash and cash equivalents at beginning of period	2,718	2,631	1,385	—	6,734

Cash and cash equivalents at end of period	$427	$3,025	$10,417	$—	$13,869

CALIFORNIA WATER SERVICE GROUP

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the year ended December 31, 2007

			All Other	Consolidating
	Parent Company	Cal Water	Subsidiaries	Adjustments	Consolidated
	(In thousands)

Operating activities:
Net income	$31,159	$28,709	$2,106	$(30,815)	$31,159

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity earnings of subsidiaries	(30,905)	—	—	30,905	—
Dividends received from affiliates	24,123	—	—	(24,123)	—
Depreciation and amortization	—	31,959	1,757	(153)	33,563
Amortization of debt premium and expense	—	674	(1)	—	673
Other changes in noncurrent assets and liabilities	—	(163)	(99)	—	(262)
Gain on sale of non-utility property	—	(2,515)	(1)	—	(2,516)
Changes in operating assets and liabilities:
Net advance to affiliates	(4,097)	2,927	1,170	—	—
Other changes, net	2,170	(11,510)	(3,286)	63	(12,563)

Net adjustments	(8,709)	21,372	(460)	6,692	18,895

Net cash provided by (used in) operating activities	22,450	50,081	1,646	(24,123)	50,054

Investing activities:
Utility plant expenditures		(84,518)	(4,945)		(89,463)
Proceeds from sale of non-utility assets	—	2,495	—	—	2,495
Loans to affiliates	(1,579)	—	—	1,579	—
Reduction of affiliates note receivable	154	—	—	(154)	—
Acquisitions	—	(388)	(1,091)	—	(1,479)

Net cash provided by (used in) investing activities	(1,425)	(82,411)	(6,036)	1,425	(88,447)

Financing Activities:
Issuance of common stock	372	—	—	—	372
Borrowings from affiliates	—	—	1,579	(1,579)	—
Repayment of affiliate long-term debt	—	—	(154)	154	—
Issuance of long-term debt, net of expense	—	—	264	—	264
Retirement of long-term debt	—	(1,170)	(810)	—	(1,980)
Advances and contributions in aid of construction	—	11,798	4,791	—	16,589
Refunds of advances for construction	—	(5,611)	(695)	—	(6,306)
Dividends paid to non-affiliates	(24,124)	—	—	—	(24,124)
Dividends paid to affiliates	—	(22,908)	(1,215)	24,123	—

Net cash provided by (used in) financing activities	(23,752)	(17,891)	3,760	22,698	(15,185)

Change in cash and cash equivalents	(2,727)	(50,221)	(630)	—	(53,578)
Cash and cash equivalents at beginning of period	5,445	52,852	2,015	—	60,312

Cash and cash equivalents at end of period	$2,718	$2,631	$1,385	$—	$6,734

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A.	Controls and Procedures

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2009. Based on that evaluation, we concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

There was no change in our internal control over financial reporting during the quarter ended December 31, 2009, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended). Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control-Integrated Framework.” Management has concluded that, as of December 31, 2009, our internal control over financial reporting is effective based on these criteria. Our independent registered public accounting firm, Deloitte & Touche LLP, has audited the effectiveness of our internal control over financial reporting as of December 31, 2009, as stated in their report, which is included herein.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors and Executive Officers and Corporate Governance

The information required by this Item as to directors of the Company and the Company’s Audit Committee is contained in the sections captioned “Board Structure” and “Proposal No. 1 — Election of Directors” of the 2010 Proxy Statement, and is incorporated herein by reference.

Information required by this Item regarding executive officers is included in a separate section captioned “Executive Officers of the Registrant” contained in Part I of this report.

Information required by this Item as to our Code of Ethics is contained in the section captioned “Other Matters — Code of Ethics” of the 2010 Proxy Statement, and is incorporated herein by reference.

Information required to be disclosed by this Item as to compliance with Section 16(a) filing requirements is contained in the section captioned “Stock Ownership of Management and Certain Beneficial Owners” of the 2010 Proxy Statement, and is incorporated herein by reference.

Item 11.	Executive Compensation

The information required by this Item is contained under the captions “Compensation Discussion and Analysis,” “Report of the Organization and Compensation Committee of the Board of Directors on Executive Compensation,” and “Organization and Compensation Committee Interlocks and Insider Participation” of the 2010 Proxy Statement and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item regarding security ownership of certain beneficial owners and management is contained in the section captioned “Stock Ownership of Management and Certain Beneficial Owners” of the 2010 Proxy Statement and is incorporated herein by reference.

Information required by this Item regarding our equity compensation plans is included in a separate section captioned “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” contained in Part I of this report.

The following table represents securities authorized to be issued under our equity compensation plans:

Number of
Securities
	Number of		Remaining Available
	Securities to be		for Future Issuance
	Issued upon		Under Equity
	Exercise of	Weighted-Average	Compensation Plans
	Outstanding	Exercise Price of	(Excluding
	Options, Warrants	Outstanding	Securities
	and Rights	Options, Warrants	Reflected in Column
Plan Category	(a)	and Rights	(a))

Equity compensation plans approved by security holders	242,960	$29.60	763,453
Equity compensation plans not approved by security holders	-0-	-0-	-0-

Total	242,960	$29.60	763,453

Item 13.	Certain Relationships and Related Transactions and Director Independence

The information required by this Item is contained in the sections captioned “Certain Related Persons Transactions” and “board Structure” of the 2010 Proxy Statement and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this Item is contained in the section captioned “Report of the Audit Committee” and “Relationship with the Independent Registered Public Accounting Firm” of the 2010 Proxy Statement and is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

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

Date: February 26, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Robert W. Foy ROBERT W. FOY	Chairman, Board of Directors	Date: February 26, 2010

/s/ Douglas M. Brown DOUGLAS M. BROWN	Member, Board of Directors	Date: February 26, 2010

/s/ Edwin A. Guiles EDWIN A. GUILES	Member, Board of Directors	Date: February 26, 2010

/s/ Edward D. Harris, Jr. EDWARD D. HARRIS, JR., M.D.	Member, Board of Directors	Date: February 26, 2010

/s/ Bonnie G. Hill BONNIE G. HILL	Member, Board of Directors	Date: February 26, 2010

/s/ Richard P. Magnuson RICHARD P. MAGNUSON	Member, Board of Directors	Date: February 26, 2010

/s/ Linda R. Meier LINDA R. MEIER	Member, Board of Directors	Date: February 26, 2010

/s/ Peter C. Nelson PETER C. NELSON	President and Chief Executive Officer, Principal Executive Officer, Member Board of Directors	Date: February 26, 2010

/s/ George A. Vera GEORGE A. VERA	Member, Board of Directors	Date: February 26, 2010

/s/ Martin A. Kropelnicki MARTIN A. KROPELNICKI	Chief Financial Officer and Treasurer; Principal Financial Officer	Date: February 26, 2010

/s/ Calvin L. Breed CALVIN L. BREED	Controller, Assistant Secretary and Assistant Treasurer; Principal Accounting Officer	Date: February 26, 2010

EXHIBIT INDEX

Unless filed with this Form 10-K, the documents listed are incorporated by reference to the filings referred to:

Exhibit
Number

3.1	Certificate of Incorporation of California Water Service Group (Exhibit 3.1 to the Quarterly Report on Form 10-Q filed August 9, 2006)
3.2	Restated Bylaws of California Water Service Group as amended on November 28, 2007 (Exhibit 3.1 to Current Report on Form 8-K filed December 3, 2007)
4.1	[reserved]
4.2	Certificate of Designations regarding Series D Participating Preferred Stock, as filed with Delaware Secretary of State on September 16, 1999 (Exhibit 4.2 to Annual Report on Form 10-K for the year ended December 31, 2003)
4.3	Thirty-Ninth Supplemental Indenture dated as of April 17, 2009, between California Water Service Company and U.S. Bank National Association, as Trustee (Exhibit 4.1 to Current Report on Form 8-K filed April 21, 2009)
4.4	Fortieth Supplemental Indenture dated as of April 17, 2009, between California Water Service Company and U.S. Bank National Association, as Trustee, covering 9.86% First Mortgage Bonds due 2020, Series CC. (Exhibit 4.2 to Current Report on Form 8-K filed April 21, 2009)
4.5	Forty-First Supplemental Indenture dated as of April 17, 2009, between California Water Service Company and U.S. Bank National Association, as Trustee, covering 5.875% First Mortgage Bonds due 2019, Series LL. (Exhibit 4.3 to Current Report on Form 8-K filed April 21, 2009)
4.6	Forty-Second Supplemental Indenture dated as of April 17, 2009, between California Water Service Company and U.S. Bank National Association, as Trustee, covering 6.94% First Mortgage Bonds due 2012, Series KK. (Exhibit 4.4 to Current Report on Form 8-K filed April 21, 2009)
4.7	Forty-Third Supplemental Indenture dated as of April 17, 2009, between California Water Service Company and U.S. Bank National Association, as Trustee, covering 7.28% First Mortgage Bonds due 2025, Series AAA. (Exhibit 4.5 to Current Report on Form 8-K filed April 21, 2009)
4.8	Forty-Fourth Supplemental Indenture dated as of April 17, 2009, between California Water Service Company and U.S. Bank National Association, as Trustee, covering 6.77% First Mortgage Bonds due 2028, Series BBB. (Exhibit 4.6 to Current Report on Form 8-K filed April 21, 2009)
4.9	Forty-Fifth Supplemental Indenture dated as of April 17, 2009, between California Water Service Company and U.S. Bank National Association, as Trustee, covering 8.15% First Mortgage Bonds due 2030, Series CCC. (Exhibit 4.7 to Current Report on Form 8-K filed April 21, 2009)
4.10	Forty-Sixth Supplemental Indenture dated as of April 17, 2009, between California Water Service Company and U.S. Bank National Association, as Trustee, covering 7.13% First Mortgage Bonds due 2031, Series DDD. (Exhibit 4.8 to Current Report on Form 8-K filed April 21, 2009)
4.11	Forty-Seventh Supplemental Indenture dated as of April 17, 2009, between California Water Service Company and U.S. Bank National Association, as Trustee, covering 7.11% First Mortgage Bonds due 2032, Series EEE. (Exhibit 4.9 to Current Report on Form 8-K filed April 21, 2009)
4.12	Forty-Eighth Supplemental Indenture dated as of April 17, 2009, between California Water Service Company and U.S. Bank National Association, as Trustee, covering 5.90% First Mortgage Bonds due 2017, Series FFF. (Exhibit 4.10 to Current Report on Form 8-K filed April 21, 2009)
4.13	Forty-Ninth Supplemental Indenture dated as of April 17, 2009, between California Water Service Company and U.S. Bank National Association, as Trustee, covering 5.29% First Mortgage Bonds due 2022, Series GGG. (Exhibit 4.11 to Current Report on Form 8-K filed April 21, 2009)
4.14	Fiftieth Supplemental Indenture dated as of April 17, 2009, between California Water Service Company and U.S. Bank National Association, as Trustee, covering 5.29% First Mortgage Bonds due 2022, Series HHH. (Exhibit 4.12 to Current Report on Form 8-K filed April 21, 2009)
4.15	Fifty-First Supplemental Indenture dated as of April 17, 2009, between California Water Service Company and U.S. Bank National Association, as Trustee, covering 5.54% First Mortgage Bonds due 2023, Series III. (Exhibit 4.13 to Current Report on Form 8-K filed April 21, 2009)

Exhibit
Number

4.16	Fifty-Second Supplemental Indenture dated as of April 17, 2009, between California Water Service Company and U.S. Bank National Association, as Trustee, covering 5.44% First Mortgage Bonds due 2018, Series JJJ. (Exhibit 4.14 to Current Report on Form 8-K filed April 21, 2009)
4.17	Fifty-Third Supplemental Indenture dated as of April 17, 2009, between California Water Service Company and U.S. Bank National Association, as Trustee, covering 4.58% First Mortgage Bonds due 2010, Series KKK. (Exhibit 4.15 to Current Report on Form 8-K filed April 21, 2009)
4.18	Fifty-Fourth Supplemental Indenture dated as of April 17, 2009, between California Water Service Company and U.S. Bank National Association, as Trustee, covering 5.48% First Mortgage Bonds due 2018, Series LLL. (Exhibit 4.16 to Current Report on Form 8-K filed April 21, 2009)
4.19	Fifty-Fifth Supplemental Indenture dated as of April 17, 2009, between California Water Service Company and U.S. Bank National Association, as Trustee, covering 5.52% First Mortgage Bonds due 2013, Series MMM. (Exhibit 4.17 to Current Report on Form 8-K filed April 21, 2009)
4.20	Fifty-Sixth Supplemental Indenture dated as of April 17, 2009, between California Water Service Company and U.S. Bank National Association, as Trustee, covering 5.55% First Mortgage Bonds due 2013, Series NNN. (Exhibit 4.18 to Current Report on Form 8-K filed April 21, 2009)
4.21	Fifty-Seventh Supplemental Indenture dated as of April 17, 2009, between California Water Service Company and U.S. Bank National Association, as Trustee, covering 6.02% First Mortgage Bonds due 2031, Series OOO. (Exhibit 4.19 to Current Report on Form 8-K filed April 21, 2009)
4.22	[reserved]
4.23	[reserved]
4.24	[reserved]
10.1	Water Supply Contract between Cal Water and County of Butte relating to Cal Water’s Oroville District; Water Supply Contract between Cal Water and the Kern County Water Agency relating to Cal Water’s Bakersfield District; Water Supply Contract between Cal Water and Stockton East Water District relating to Cal Water’s Stockton District. (Exhibits 5(g), 5(h), 5(i), 5(j), Registration Statement No. 2-53678, which exhibits are incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 1974)
10.2	Water Supply Contract between the City and County of San Francisco and wholesale customers in Alameda County, San Mateo County and Santa Clara County for a term of twenty-five years beginning on July 1, 2009 and ending on June 30, 2034. The agreement was dated June 24, 2009. Water Supply Contract dated July 1, 2009 between the City and County of San Francisco and California Water Service Company to provide water to Bear Gulch and Bayshore service areas for a term of twenty-five years beginning July 1, 2009 and ending June 30, 2034. (Exhibit 10.3 and 10.4 to Quarterly Report on Form 10-Q for the quarter ending September 30, 2009).
10.3	Water Supply Contract dated January 27, 1981, between Cal Water and the Santa Clara Valley Water District relating to Cal Water’s Los Altos District (Exhibit 10.3 to Annual Report on Form 10-K for the year ended December 31, 1992)
10.4	Amendments No. 3, 6 and 7 and Amendment dated June 17, 1980, to Water Supply Contract between Cal Water and the County of Butte relating to Cal Water’s Oroville District. (Exhibit 10.5 to Annual Report on Form 10-K for the year ended December 31, 1992)
10.5	Amendment dated May 31, 1977, to Water Supply Contract between Cal Water and Stockton East Water District relating to Cal Water’s Stockton District. (Exhibit 10.6 to Annual Report on Form 10-K for the year ended December 31, 1992)
10.6	Second Amended Contract dated September 25, 1987, among Stockton East Water District, California Water Service Company, the City of Stockton, the Lincoln Village Maintenance District, and the Colonial Heights Maintenance District Providing for the Sale of Treated Water. (Exhibit 10.7 to Annual Report on Form 10-K for the year ended December 31, 1987)
10.7	Water Supply Contract dated April 19, 1927, and Supplemental Agreement dated June 5, 1953, between Cal Water and Pacific Gas and Electric Company relating to Cal Water’s Oroville District. (Exhibit 10.9 to Annual Report on Form 10-K for the year ended December 31, 1992)
10.8	[reserved]
10.9	[reserved]

Exhibit
Number

10.10	Agreement between the City of Hawthorne and California Water Service Company for the 15-year lease of the City’s water system. (Exhibit 10.17 to Quarterly Report on Form 10-Q for the quarter ended March 31, 1996)
10.11	Water Supply Agreement dated September 25, 1996, between the City of Bakersfield and California Water Service Company. (Exhibit 10.18 to Quarterly Report on Form 10-Q for the quarter ended September 30, 1996)
10.12	Water Supply Contract dated November 16, 1994, between California Water Service Company and Alameda County Flood Control and Water Conservation District relating to Cal Water’s Livermore District (Exhibit 10.15 to Annual Report on Form 10-K for the year ended December 31, 1994)
10.13	[reserved]
10.14	California Water Service Group Directors’ Retirement Plan (As amended and restated on February 22, 2006) (Exhibit 10.14 to the Annual Report on Form 10-K for the year ended December 31, 2005)
10.15	[reserved]
10.16	Unsecured Credit Agreement dated as of October 27, 2009 among California Water Service Group and certain of it subsidiaries from time to time, as borrowers, Bank of America, N.A., as administrative agent, swing line lender and letter of credit issuer, Banc of America Securities LLC, as sole lead arranger and sole book manager, CoBank, ACB and Bank of China, Los Angeles Branch, as co-syndication agents, Compass Bank and U.S. Bank National Association, as co-documentation agents, and the other lender parties thereto (Exhibit 10.1 to the current report on Form 8-K of the registrant dated October 27, 2009).
10.17	Unsecured Credit Agreement dated as of October 27, 2009 among California Water Service Company, as borrower, Bank of America, N.A., as administrative agent, swing line lender and letter of credit issuer, Banc of America Securities LLC, as sole lead arranger and sole book manager, CoBank, ACB and Bank of China, Los Angeles Branch, as co-syndication agents, Compass Bank and U.S. Bank National Association, as co-documentation agents, and the other lender parties thereto (Exhibit 10.2 to the current report on Form 8-K of the registrant dated October 27, 2009).
10.18	Executive Severance Plan (Exhibit 10.24 to Annual Report on Form 10-K for the year ended December 31, 1998)*
10.19	California Water Service Group Long-Term Incentive Plan (filed as Appendix A of the California Water Service Group proxy statement dated March 17, 2000)*
10.20	California Water Service Group Deferred Compensation Plan effective January 1, 2001 (Exhibit 10.22 to Annual Report on Form 10-K for the year ended December 31, 2000)*
10.21	California Water Service Company Supplemental Executive Retirement Plan effective January 1, 2001 (Exhibit 10.23 to Annual Report on Form 10-K for the year ended December 31, 2000)*
10.22	Amendment No. 1 to California Water Service Company Supplemental Executive Retirement Plan effective January 1, 2001 (Exhibit 10.22 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2004)*
10.23	[reserved]
10.24	Water Supply Contract 99-73 between the City of Bakersfield and California Water Service Company, dated March 31, 1999 (Exhibit 10.25 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2003)
10.25	Amendment No. 1 to Water Supply Contract between the City of Bakersfield and California Water Service Company, dated October 3, 2001 (Exhibit 10.26 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2003)
10.26	[reserved]
10.27	Amendment No. 2 to California Water Service Company Supplemental Executive Retirement Plan effective January 1, 2001 (Exhibit 10.27 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2004)*
10.28	[reserved]
10.29	[reserved]
10.30	California Water Service Group Equity Incentive Plan (filed as Appendix B of the California Water Service Group proxy statement dated March 25, 2005, for its Annual Meeting of Stockholders to be held on April 27, 2005, as filed with the SEC on March 22, 2005 (File No. 1-13883))*

Exhibit
Number

10.31	The registrant’s policy on option repricing under its Equity Incentive Plan (incorporated by reference to Item 8.01 Other Events in the registrant’s Current Report on Form 8-K dated April 7, 2005)*
10.32	Water Supply Contract dated September 21, 2005, between Cal Water and the Kern County Water Agency. (Exhibit 10.1 to Current Report on Form 8-K filed on September 21, 2005)
10.33	Separation Agreement between California Water Service Group and Richard D. Nye. (Exhibit 10 to Current Report on Form 8-K filed on December 22, 2005)*
10.34	Form of Stock Appreciation Right Grant Notice under the California Water Service Group Equity Incentive Plan. (Exhibit 10.34 to the Annual Report on Form 10-K for the year ended December 31, 2005)
10.35	Form of Stock Appreciation Right Agreement under the California Water Service Group Equity Incentive Plan with Notice of Exercise. (Exhibit 10.35 to the Annual Report on Form 10-K for the year ended December 31, 2005)
10.36	Form of Restricted Stock Award Grant Notice under the California Water Service Group Equity Incentive Plan. (Exhibit 10.36 to the Annual Report on Form 10-K for the year ended December 31, 2005)
10.37	[reserved]
10.38	Form of Restricted Stock Award Agreement under the California Water Service Group Equity Incentive Plan with Assignment Separate From Certificate and Joint Escrow Instructions. (Exhibit 10.38 to the Annual Report on Form 10-K for the year ended December 31, 2005)
10.39	Form of Stock Option Grant Notice for outside director under the California Water Service Group Equity Incentive Plan. (Exhibit 10.39 to the Annual Report on Form 10-K for the year ended December 31, 2005)
10.40	Form of Stock Option Grant Notice under the California Water Service Group Equity Incentive Plan. (Exhibit 10.40 to the Annual Report on Form 10-K for the year ended December 31, 2005)
10.41	Form of Stock Option Agreement (Incentive Stock Option or Nonstatutory Stock Option) under the California Water Service Group Equity Incentive Plan with Notice of Exercise. (Exhibit 10.41 to the Annual Report on Form 10-K for the year ended December 31, 2005)
10.42	Offer Letter between the registrant and Martin A. Kropelnicki, dated February 15, 2006 (incorporated by reference to Exhibit 10.1 to Amendment No. 1 to Current Report on Form 8-K of the registrant, dated February 22, 2006)
10.43	Underwriting Agreement between California Water Service Group and Robert W. Baird & Co. Incorporated, as representative of the underwriters, October 5, 2006 (incorporated by reference to Exhibit 1.1 to Current Report on Form 8-K filed on October 6, 2006)
10.44	Form of Indemnification Agreement to be entered between California Water Service Group and its directors and officers. (Exhibit 10.44 to the Annual Report on Form 10-K for the year ended December 31, 2006)
10.45	[reserved]
10.46	[reserved]
12.1	Computation of Ratios of Earnings to Fixed Charges
21 .	Subsidiaries of the Registrant
23.1	Consent of Independent Registered Public Accounting Firm
23.2	Consent of Independent Registered Public Accounting Firm
31.1	Chief Executive Officer certification of financial statements pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Chief Financial Officer certification of financial statements pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32 .	Chief Executive Officer and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement