Form 10-Q
period 2010-03-31
CALIFORNIA WATER SERVICE GROUP
filed 2010-05-07
CIK 1035201

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act) Yes ☐     No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common shares outstanding as of May 1, 2010 — 20,803,738

PART I FINANCIAL INFORMATION
Item 1.
FINANCIAL STATEMENTS
The condensed consolidated financial statements presented in this filing on Form 10-Q have been prepared by management and are unaudited.
CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited
(In thousands, except per share data)

	March 31,	December 31,
	2010	2009
ASSETS
Utility plant:
Utility plant	$1,749,688	$1,709,062
Less accumulated depreciation and amortization	(522,508)	(510,985)

Net utility plant	1,227,180	1,198,077

Current assets:
Cash and cash equivalents	11,352	9,866
Receivables:
Customers	19,506	25,567
Regulatory balancing accounts	11,772	10,513
Other	6,829	9,043
Unbilled revenue	12,321	13,417
Materials and supplies at weighted average cost	5,807	5,530
Taxes, prepaid expenses and other assets	22,696	18,305

Total current assets	90,283	92,241

Other assets:
Regulatory assets	211,802	204,104
Goodwill	2,615	2,615
Other assets	30,569	28,544

Total other assets	244,986	235,263

	$1,562,449	$1,525,581

CAPITALIZATION AND LIABILITIES
Capitalization:
Common stock, $.01 par value	$208	$208
Additional paid-in capital	215,800	215,528
Retained earnings	200,738	204,898

Total common stockholders’ equity	416,746	420,634
Long-term debt, less current maturities	381,048	374,269

Total capitalization	797,794	794,903

Current liabilities:
Current maturities of long-term debt	12,987	12,953
Short-term borrowings	19,100	12,000
Accounts payable	43,058	43,689
Regulatory balancing accounts	2,104	2,430
Accrued interest	9,101	4,258
Accrued expenses and other liabilities	33,056	35,028

Total current liabilities	119,406	110,358

Unamortized investment tax credits	2,318	2,318
Deferred income taxes, net	90,806	91,851
Pension and postretirement benefits other than pensions	143,723	137,127
Regulatory and other liabilities	90,946	85,780
Advances for construction	186,045	185,027
Contributions in aid of construction	131,411	118,217
Commitments and contingencies	—	—

	$1,562,449	$1,525,581

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Unaudited
(In thousands, except per share data)

	March 31,	March 31,
For the three months ended	2010	2009
Operating revenue	$90,272	$86,613

Operating expenses:
Operations:
Water production costs	30,455	28,868
Administrative and general	17,444	18,861
Other operations	13,566	12,456
Maintenance	4,951	4,635
Depreciation and amortization	10,792	10,198
Income taxes	1,403	1,232
Property and other taxes	3,903	4,088

Total operating expenses	82,514	80,338

Net operating income	7,758	6,275

Other income and expenses:
Non-regulated revenue	3,422	2,881
Non-regulated expenses, net	(3,546)	(2,641)
Gain on sale of non-utility property	—	603
Income taxes (expense) benefit on other income and expenses	55	(338)

Net other (expenses) income	(69)	505

Interest expense:
Interest expense	6,490	5,038
Less: capitalized interest	(819)	(679)

Total interest expense	5,671	4,359

Net income	$2,018	$2,421

Earnings per share
Basic	$0.10	$0.12

Diluted	$0.10	$0.12

Weighted average shares outstanding
Basic	20,778	20,730

Diluted	20,793	20,759

Dividends declared per share of common stock	$0.2975	$0.2950

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
(In thousands)

	March 31,	March 31,
For the three months ended:	2010	2009
Operating activities
Net income	$2,018	$2,421

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,405	10,792
Gain on sale of non-utility property	—	(603)
Change in value of life insurance contracts	(599)	(8)
Other changes in noncurrent assets and liabilities	3,219	(486)
Changes in operating assets and liabilities:
Receivables	8,067	(2,372)
Accounts payable	(768)	1,543
Other current assets	(4,693)	1,280
Other current liabilities	2,871	(1,152)
Other changes, net	609	63

Net adjustments	20,111	9,057

Net cash provided by operating activities	22,129	11,478

Investing activities:
Utility plant expenditures	(26,121)	(25,004)
Purchase of life insurance	(1,566)	(1,373)
Proceeds on sale of non-utility property	—	671
Restricted cash decrease	24	—

Net cash used in investing activities	(27,663)	(25,706)

Financing activities:
Short-term borrowings	7,100	12,000
Proceeds from long-term debt	7,805	—
Repayment of long-term borrowings	(991)	(483)
Advances and contributions in aid of construction	832	1,269
Refunds of advances for construction	(1,548)	(1,035)
Dividends paid	(6,178)	(6,114)

Net cash provided by financing activities	7,020	5,637

Change in cash and cash equivalents	1,486	(8,591)
Cash and cash equivalents at beginning of period	9,866	13,869

Cash and cash equivalents at end of period	$11,352	$5,278

Supplemental information
Cash paid for interest (net of amounts capitalized)	$906	$729
Cash paid for income taxes	23	—
Supplemental disclosure of non-cash activities:
Accrued payables for investments in utility plant	$9,265	$5,641
Utility plant contribution by developers	16,943	2,747
See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

CALIFORNIA WATER SERVICE GROUP
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2010
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
     Basis of Presentation
The unaudited interim financial information has been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission (SEC) and therefore do not contain all of the information and footnotes required by GAAP and the SEC for annual financial statements. The condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements for the year ended December 31, 2009, included in its annual report on Form 10-K as filed with the SEC on March 1, 2010.
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
The Company operates in one reportable segment providing water and related utility services.
The Company evaluated its operations through the time these financial statements were issued and determined there were no subsequent events requiring additional disclosures as of the time these financial statements were issued.
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

Under the WRAM, Cal Water records the adopted level of volumetric revenues as authorized by the CPUC for metered accounts (adopted volumetric revenues). In addition to volumetric-based revenues, the revenue requirements approved by the CPUC include service charges, flat rate charges, and other items that are not subject to the WRAM. The adopted volumetric revenue considers the seasonality of consumption of water based upon historical averages. The variance between adopted volumetric revenues and actual billed volumetric revenues for metered accounts is recorded as a component of revenue with an offsetting entry to a current or long-term asset or liability regulatory balancing account (tracked individually for each Cal Water district). The variance amount may be positive or negative and represents amounts that will be billed or refunded to metered customers in the future.
Under the MCBA Cal Water tracks adopted expense levels for purchased water, purchased power and pump taxes, as established by the CPUC. Variances (which include the effects of changes in both rate and volume) between adopted and actual purchased water, purchased power, and pump tax expenses are recorded as a component of revenue, as the amount of such variances will be recovered from or refunded to the Company’s customers at a later date. This is reflected with an offsetting entry to a current or long-term asset or liability regulatory balancing account (tracked individually for each Cal Water district).
The balances in the WRAM and MCBA assets and liabilities accounts fluctuate on a monthly basis depending upon the variance between adopted and actual results. The recovery or refund of the WRAM is netted against the MCBA over- or under-recovery for the corresponding district and is interest bearing at the current ninety day commercial paper rate. When the net amount for any district achieves a pre-determined level at the end of any calendar year (i.e., at least 2.5 percent over- or under-recovery of the approved revenue requirement), Cal Water will file with the CPUC to refund or collect the balance in the accounts. Account balances less than those levels may be refunded or collected in Cal Water’s general rate case proceedings or aggregated with future calendar year balances for comparison with the recovery level. As of March 31, 2010 included in the net regulatory balancing accounts, current and long-term assets were $11.8 million and $11.9 million, respectively, and the net regulatory balancing accounts current and long-term liabilities were $2.1 million and $0.3 million, respectively. As of December 31, 2009, included in the net regulatory balancing accounts, current and long-term assets were $10.5 million and $5.1 million, respectively, and the net regulatory balancing accounts current and long-term liabilities were $2.4 million and $0.9 million, respectively.
Note 3. Stock-based Compensation
     The Company has two stockholder-approved stock-based compensation plans.
     Long-Term Incentive Plan
The long-term incentive plan was replaced on April 27, 2005, by a stockholder-approved equity incentive plan. The Long-Term Incentive Plan allowed granting of nonqualified stock options, some of which are currently outstanding. There will be no future grants made. The Company had accounted for options using the intrinsic value method. Options were granted at an exercise price that was not less than the per share common stock market price on the date of grant. The options vested at a 25% rate on their anniversary date over their first four years and are exercisable over a ten-year period. At March 31, 2010, options are fully vested and exercisable at a weighted average price of $25.50. The intrinsic value of the vested shares at December 31, 2009 was $0.7 million and the weighted average fair value at date of grant was $4.67 per share. No options were granted for the three-month period ended March 31, 2010 and 2009.
     Equity Incentive Plan
The Company’s Equity Incentive Plan, which was approved by shareholders on April 27, 2005, is authorized to issue up to 1,000,000 shares of common stock. In the first quarters of 2010 and 2009, the Company granted Restricted Stock Awards (RSAs) of 38,268 and 21,000 shares, respectively, of common stock both to officers and to directors of the Company. Employee options vest over forty-eight months, while director options vest at the end of twelve months. In the first quarters of 2010 and 2009, the shares were valued at $35.48 and $38.38 per share, respectively, based upon the fair market value of the Company’s common stock on the date of grant.
During the first quarter of 2009, the Company granted Stock Appreciation Rights (SARs) to officers for 71,500 shares, which vest ratably over forty-eight months and expire at the end of ten years. The Company did not grant any SARs in 2010.
The Company has recorded compensation costs for the RSAs and SARs in Operating Expense in the amount of $0.3 million for both the quarter ended March 31, 2010, and March 31, 2009.

Note 4. Earnings Per Share Calculations
The computations of basic and diluted earnings per share are noted below. Basic earnings per share are computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts were exercised or converted into common stock. RSAs are included in the weighted stock outstanding as the shares have all the same voting and dividend rights as issued and unrestricted common stock.
The SARs outstanding of 180,210 shares were anti-dilutive for the first quarter of 2010 and 2009. All options are dilutive and the dilutive effect is shown in the table below.
(In thousands, except per share data)

	Three Months Ended March 31
	2010	2009
Net income available to common stockholders	$2,018	$2,421

Weighted average common shares, basic	20,778	20,730
Dilutive common stock options (treasury method)	15	29

Shares used for dilutive computation	20,793	20,759

Net income per share — basic	$0.10	$0.12

Net income per share — diluted	$0.10	$0.12

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
The Company did not make cash contributions to the pension plans or other postretirement benefits during the three months ended March 31, 2010. The estimated cash contribution to the pension plans for 2010 is $23.5 million. The estimated contribution to the other benefits plan for 2010 is $5.6 million.
The following table lists components of the pension plans and other postretirement benefits. The data listed under “pension plan” includes the qualified pension plan and the non-qualified supplemental executive retirement plan. The data listed under “other benefits” is for all other postretirement benefits.

	Three Months Ended March 31
	Pension Plan		Other Benefits
	2010	2009	2010	2009
Service cost	$2,451	$2,206	$793	$504
Interest cost	3,332	3,018	783	518
Expected return on plan assets	(2,051)	(1,707)	(279)	(185)
Recognized net initial APBO (1)	N/A	N/A	69	69
Amortization of prior service cost	1,649	1,533	29	29
Recognized net actuarial loss	524	461	392	199

Net periodic benefit cost	$5,905	$5,511	$1,787	$1,134

(1)	APBO — Accumulated postretirement benefit obligation
Note 6. Short-term and Long-term Borrowings
On October 27, 2009, the Company and Cal Water entered into three-year syndicated unsecured revolving line of credit agreements with sixteen banks to provide unsecured revolving lines of credit of $50 million and $250 million, respectively. The base loan rate can vary from prime plus 50 basis points to prime plus 125 basis points depending on the Company’s total capitalization ratio. Likewise, the unused commitment fee can vary from 25 basis points to 35 basis points based on the same ratio. California Water Service Group and subsidiaries which it designates may borrow under the facilities. Borrowings by California Water Service Company will be repaid within twelve months unless otherwise authorized by the CPUC.
These unsecured credit agreements contain affirmative and negative covenants and events of default customary for credit facilities of this type including, among other things, limitations and prohibitions relating to additional indebtedness, liens, mergers, and asset sales. Also, these unsecured credit agreements contain financial covenants governing the Company and its subsidiaries’ consolidated total capitalization ratio and interest coverage ratio. The unsecured credit agreements replaced the Company and Cal Water’s previous credit facilities with Bank of America, N.A.
As of March 31, 2010 and 2009, the outstanding borrowings on the Company lines of credit were $14.1 million and $12 million, respectively, and borrowings on the Cal Water lines of credit were $5 million and $40 million, respectively.
During the first quarter of 2010, we added new long-term debt of $7.8 million to fund Cal Water and Washington Water capital projects and repaid debt of $1.0 million.
Note 7. Commitment and Contingencies
Commitments
The Company has significant commitments to lease certain office spaces and water systems, and for the purchase of water from water wholesalers. These commitments are described in footnote 15 of the current report on Form 10-K.
Contingencies
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
The Company is involved in a lawsuit against major oil refineries regarding the contamination of the ground water as a result of the gas additive Methyl tert-butyl ether (MTBE). The Company entered into a partial settlement with the defendants in April of 2008 that represent approximately 70% of the responsible parties (as determined by the Superior Court). On October 22, 2008, the Company received $34.2 million after deducting attorneys’ fees and litigation expenses. The Company is aggressively pursuing legal action against the remaining responsible parties. The Company has filed with the Commission to determine the appropriate regulatory treatment of the proceeds. It anticipates that the proceeds will be used on MTBE qualified capital investments. When an agreement is reached with the Commission regarding the regulatory treatment, the Company will adjust the accounting of the settlement, accordingly.
In 2008, we received $34.2 million from our MTBE litigations. In April 2010, we received from the Internal Revenue Service a response to our request for a Private Letter Ruling on the taxability of the litigation proceeds. They stated that they would not be issuing a ruling on the matter. We plan to continue to reflect in our financial statements and on our tax returns, that the proceeds are used to replace the infrastructure damaged or lost due to the MTBE contamination in accordance with the Internal Revenue Code Section 1033. This treatment will reduce the tax basis of the replacement property and therefore deferring any taxable gain.
As previously reported, the Company has filed with the City of Bakersfield, in the Superior Court of California, a lawsuit that names potentially responsible parties, who manufactured and distributed products containing 1,2,3 trichloropropane (TCP) in California. TCP has been detected in the ground water. The lawsuit seeks to recover treatment costs necessary to remove TCP. The Court has now coordinated our action with other water purveyor cases (TCP Cases JCCP 4435) in San Bernardino County. No trial date has yet been set. The Company has entered into a settlement with one of the distributor defendants, FMC Corporation. The Company will record the proceeds in a memorandum account until the Commission approves an allocation between ratepayers and shareholders.

The Company has filed in San Mateo County Superior Court a complaint (California Water Service Company v. The Dow Chemical Company, et al. CIV 473093) against potentially responsible parties that manufactured and distributed products in California, which contained perchloroethylene, also know as tetrachloroethylene (PCE) for recovery of past, present, and future treatment costs. The case has not been consolidated with other PCE cases. Discovery is underway and no trial date has yet been set.
     Other Legal Matters
From time to time, the Company has been named as a co-defendant in several asbestos related lawsuits. The Company has been dismissed without prejudice in several of these cases. In other cases the Company’s contractors and insurance policy carriers have settled the cases with no effect on the Company’s financial statements. As such the Company does not currently believe there is any potential loss probable of occurring related to these matters and therefore no accrual or contingency has been recorded.
From time to time, the Company is involved in various disputes and litigation matters that arise in the ordinary course of business. The status of each significant matter is reviewed and assessed for potential financial exposure. If the potential loss from any claim or legal proceeding is considered probable and the amount of the range of loss can be estimated, a liability is accrued for the estimated loss in accordance with the accounting standards for contingencies. Legal proceedings are subject to uncertainties, and the outcomes are difficult to predict. Because of such uncertainties, accruals are based on the best information available at the time. While the outcome of these disputes and litigation matters cannot be predicted with any certainty, management does not believe when taking into account existing reserves the ultimate resolution of these matters will materially affect the Company’s financial position, results of operations, or cash flows.
Note 8. Fair Value of Financial Instruments
For those financial instruments for which it is practicable to estimate a fair value, the following methods and assumptions were used. For cash equivalents, accounts receivable and accounts payable, the carrying amounts approximated the fair value because of the short-term maturity of the instruments. The fair value of the Company’s long-term debt was estimated at $377 million and $367 million as of March 31, 2010 and December 31, 2009, respectively, using the published quoted market price, if available, or the discounted cash flow analysis, based on the current rates available to the Company for debt of similar maturities and credit risk. The book value of the long-term debt was $381 million and $374 million as of March 31, 2010 and December 31, 2009, respectively. The fair value of advances for construction contracts was estimated at $74 million as of March 31, 2010 and December 31, 2009.
Note 9. Condensed Consolidating Financial Statements
Cal Water issued on April 17, 2009, $100 million aggregate principal amount of 5.875% First Mortgage Bonds due 2019, which are fully and unconditionally guaranteed by California Water Service Group (Parent Company). The following tables present the condensed consolidating statements of income of California Water Service Group (Guarantor and Parent), Cal Water (issuer and wholly-owned consolidated subsidiary of California Water Service Group) and other wholly-owned subsidiaries of the Company for the three-month periods ended March 31, 2010 and 2009, the condensed consolidating statements of cash flows for the three-months ended March 31, 2010 and 2009 and the condensed consolidating balance sheets as of March 31, 2010 and December 31, 2009. The information is presented utilizing the equity method of accounting for investments in consolidating subsidiaries.

CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATING BALANCE SHEET
As of March 31, 2010
(In thousands)

	Parent		All Other	Consolidating
	Company	Cal Water	Subsidiaries	Adjustments	Consolidated
ASSETS
Utility plant:
Utility plant	$—	$1,629,477	$127,410	$(7,199)	$1,749,688
Less accumulated depreciation and amortization	—	(499,091)	(24,580)	1,163	(522,508)

Net utility plant	—	1,130,386	102,830	(6,036)	1,227,180

Current assets:
Cash and cash equivalents	935	7,371	3,046	—	11,352
Receivables and unbilled revenue	58	46,386	3,984	—	50,428
Receivables from affiliates	14,722	12,839	2,661	(30,222)	—
Other current assets	165	27,063	1,275	—	28,503

Total current assets	15,880	93,659	10,966	(30,222)	90,283

Other assets:
Regulatory assets	—	209,932	1,870	—	211,802
Investments in affiliates	418,021	—	—	(418,021)	—
Long-term affiliate notes receivable	9,682	—	—	(9,682)	—
Other assets	—	26,080	7,309	(205)	33,184

Total other assets	427,703	236,012	9,179	(427,908)	244,986

	$443,583	$1,460,057	$122,975	$(464,166)	$1,562,449

CAPITALIZATION AND LIABILITIES
Capitalization:
Common stockholders’ equity	$416,746	$385,673	$38,760	$(424,433)	$416,746
Affiliate long-term debt	—	—	9,682	(9,682)	—
Long-term debt, less current maturities	—	376,660	4,388	—	381,048

Total capitalization	416,746	762,333	52,830	(434,115)	797,794

Current liabilities:
Current maturities of long-term debt	—	12,246	741	—	12,987
Short-term borrowings	14,100	5,000	—	—	19,100
Payables to affiliates	12,365	26	17,831	(30,222)	—
Accounts payable	—	39,330	5,832	—	45,162
Accrued expenses and other liabilities	372	37,274	4,487	24	42,157

Total current liabilities	26,837	93,876	28,891	(30,198)	119,406
Unamortized investment tax credits	—	2,318	—	—	2,318
Deferred income taxes, net	—	89,284	1,375	147	90,806
Pension and postretirement benefits other than pensions	—	143,723	—	—	143,723
Regulatory and other liabilities	—	80,095	10,851	—	90,946
Advances for construction	—	184,506	1,539	—	186,045
Contributions in aid of construction	—	103,922	27,489	—	131,411

	$443,583	$1,460,057	$122,975	$(464,166)	$1,562,449

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

CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATING STATEMENT OF INCOME
For the three months ended March 31, 2010
(In thousands)

	Parent		All Other	Consolidating
	Company	Cal Water	Subsidiaries	Adjustments	Consolidated

Operating revenue	$—	$83,613	$6,659	$—	$90,272

Operating expenses:
Operations:
Purchased water	—	23,867	(2)	—	23,865
Purchased power	—	3,306	1,863	—	5,169
Pump taxes	—	1,294	127	—	1,421
Administrative and general	—	15,440	2,004	—	17,444
Other	—	11,773	1,919	(126)	13,566
Maintenance	—	4,805	146	—	4,951
Depreciation and amortization	—	10,167	658	(33)	10,792
Income taxes (benefit)	(24)	1,483	(251)	195	1,403
Taxes other than income taxes	—	3,381	522	—	3,903

Total operating expenses (income)	(24)	75,516	6,986	36	82,514

Net operating income	24	8,097	(327)	(36)	7,758

Other Income and Expenses:
Non-regulated revenue	240	2,460	1,154	(432)	3,422
Non-regulated expense	—	(2,582)	(964)	—	(3,546)
Income tax benefit (expense) on other income and expense	(98)	50	(79)	182	55

Net other income (expense )	142	(72)	111	(250)	(69)

Interest:
Interest expense	60	6,370	366	(306)	6,490
Less: capitalized interest	—	(554)	(265)	—	(819)

Net interest expense	60	5,816	101	(306)	5,671

Gross income (loss)	106	2,209	(317)	20	2,018

Equity earnings of subsidiaries	1,912	—	—	(1,912)	—

Net income (loss)	$2,018	$2,209	$(317)	$(1,892)	$2,018

CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATING STATEMENT OF INCOME
For the three months ended March 31, 2009
(In thousands)

	Parent		All Other	Consolidating
	Company	Cal Water	Subsidiaries	Adjustments	Consolidated
Operating revenue	$—	$80,276	$6,337	$—	$86,613

Operating expenses:
Operations:
Purchased water	—	22,904	36	—	22,940
Purchased power	—	2,904	1,639	—	4,543
Pump taxes	—	1,272	113	—	1,385
Administrative and general	—	17,239	1,622	—	18,861
Other	—	11,031	1,539	(114)	12,456
Maintenance	—	4,520	115	—	4,635
Depreciation and amortization	—	9,435	797	(34)	10,198
Income taxes (benefits)	(25)	1,179	(117)	195	1,232
Taxes other than income taxes	—	3,509	579	—	4,088

Total operating expenses (income)	(25)	73,993	6,323	47	80,338

Net operating income	25	6,283	14	(47)	6,275

Other Income and Expenses:
Non-regulated revenue	171	1,957	1,047	(294)	2,881
Non-regulated expense	—	(1,742)	(899)	—	(2,641)
Gain on sale on non-utility property	—	598	5	—	603
Income tax benefit (expense) on other income and expense	(70)	(331)	(118)	181	(338)

Net other income (expense )	101	482	35	(113)	505

Interest:
Interest expense	61	4,916	241	(180)	5,038
Less: capitalized interest	—	(545)	(134)	—	(679)

Net interest expense	61	4,371	107	(180)	4,359

Equity earnings of subsidiaries	2,356	—	—	(2,356)	—

Net income (loss)	$2,421	$2,394	$(58)	$(2,336)	$2,421

CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the three months ended March 31, 2010
(In thousands)

	Parent		All Other	Consolidating
	Company	Cal Water	Subsidiaries	Adjustments	Consolidated

Operating activities:
Net income	$2,018	$2,209	$(317)	$(1,892)	$2,018

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity earnings of subsidiaries	(1,912)	—	—	1,912	—
Dividends received from affiliates	6,178	—	—	(6,178)	—
Depreciation and amortization	—	10,756	682	(33)	11,405
Other changes in noncurrent assets and liabilities	—	3,190	29	—	3,219
Change in value of life insurance contracts	—	(599)	—	—	(599)
Changes in operating assets and liabilities:
Net advance to affiliates	(3,228)	1	3,227	—	—
Other changes, net	38	4,429	1,606	13	6,086

Net adjustments	1,076	17,777	5,544	(4,286)	20,111

Net cash provided by (used in) operating activities	3,094	19,986	5,227	(6,178)	22,129

Investing activities:
Utility plant expenditures	—	(21,434)	(4,687)	—	(26,121)
Proceeds from affiliates long-term debt	1,387	—	—	(1,387)	—
Purchase of life insurance	—	(1,566)	—	—	(1,566)
Restricted cash	—	24	—	—	24
Net cash provided by (used in) investing activities	1,387	(22,976)	(4,687)	(1,387)	(27,663)

Financing Activities:
Short-term borrowings	2,100	5,000	—	—	7,100
Proceeds from long-term debt	—	5,805	2,000	—	7,805
Repayment of long-term borrowings	—	(45)	(946)	—	(991)
Repayment of affiliates long-term borrowings	—	—	(1,387)	1,387	—
Advances and contributions in aid for construction	—	795	37	—	832
Refunds of advances for construction	—	(1,529)	(19)	—	(1,548)
Dividends paid to non-affiliates	(6,178)	—	—	—	(6,178)
Dividends paid to affiliates	—	(5,665)	(513)	6,178	—

Net cash provided by (used in) financing activities	(4,078)	4,361	(828)	7,565	7,020

Change in cash and cash equivalents	403	1,371	(288)	—	1,486
Cash and cash equivalents at beginning of period	532	6,000	3,334	—	9,866

Cash and cash equivalents at end of period	$935	$7,371	$3,046	$—	$11,352

CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the three months ended March 31, 2009
(In thousands)

	Parent		All Other	Consolidating
	Company	Cal Water	Subsidiaries	Adjustments	Consolidated

Operating activities:
Net income	$2,421	$2,394	$(58)	$(2,336)	$2,421

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity earnings of subsidiaries	(2,356)	—	—	2,356	—
Dividends received from affiliates	6,114	—	—	(6,114)	—
Depreciation and amortization	—	9,972	854	(34)	10,792
Other changes in noncurrent assets and liabilities	—	(363)	(123)	—	(486)
Change in value of life insurance contracts	—	(8)	—	—	(8)
Gain on sale of non-utility property	—	(598)	(5)	—	(603)
Changes in operating assets and liabilities:
Net advance to affiliates	(509)	8,600	(8,091)	—	—
Other changes, net	306	(1,454)	496	14	(638)

Net adjustments	3,555	16,149	(6,869)	(3,778)	9,057

Net cash provided by (used in) operating activities	5,976	18,543	(6,927)	(6,114)	11,478

Investing activities:
Utility plant expenditures	—	(24,248)	(756)	—	(25,004)
Proceeds from sale of non-utility assets	—	666	5	—	671
Proceeds from affiliates long-term debt	67	—	—	(67)	—
Purchase of life insurance	—	(1,373)	—	—	(1,373)

Net cash provided by (used in) investing activities	67	(24,955)	(751)	(67)	(25,706)

Financing Activities:
Short-term borrowings	—	12,000	—	—	12,000
Repayment of long-term borrowings	—	(272)	(211)	—	(483)
Reduction of affiliates long-term borrowings	—	—	(67)	67	—
Advances and contributions in aid for construction	—	1,198	71	—	1,269
Refunds of advances for construction	—	(1,025)	(10)	—	(1,035)
Dividends paid to non-affiliates	(6,114)	—	—	—	(6,114)
Dividends paid to affiliates	—	(5,625)	(489)	6,114	—

Net cash provided by (used in) financing activities	(6,114)	6,276	(706)	6,181	5,637

Change in cash and cash equivalents	(71)	(136)	(8,384)	—	(8,591)
Cash and cash equivalents at beginning of period	427	3,025	10,417	—	13,869

Cash and cash equivalents at end of period	$356	$2,889	$2,033	$—	$5,278

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
Factors which may cause actual results to be different than those expected or anticipated include, but are not limited to:
•	governmental and regulatory commissions’ decisions, including decisions on proper disposition of property;

•	changes in regulatory commissions’ policies and procedures;

•	the timeliness of regulatory commissions’ actions concerning rate relief;

•	changes in the capital markets and access to sufficient capital on satisfactory terms;

•	new legislation;

•	changes in accounting valuations and estimates;

•	changes in accounting treatment for regulated companies, including adoption of International Financial Reporting Standards, if required;

•	electric power interruptions;

•	increases in suppliers’ prices and the availability of supplies including water and power;

•	fluctuations in interest rates;

•	changes in environmental compliance and water quality requirements;

•	acquisitions and the ability to successfully integrate acquired companies;

•	the ability to successfully implement business plans;

•	civil disturbances or terrorist threats or acts, or apprehension about the possible future occurrences of acts of this type;

•	the involvement of the United States in war or other hostilities;

•	our ability to attract and retain qualified employees;

•	labor relations matters as we negotiate with the unions;

•	federal health care law changes could result in increases to Company health care costs and additional income tax expenses in future years;

•	implementation of new information technology systems;

•	changes in operations that result in an impairment to acquisition goodwill;

•	restrictive covenants in or changes to the credit ratings on current or future debt that could increase financing costs or affect the ability to borrow, make payments on debt, or pay dividends;

•	general economic conditions, including changes in customer growth patterns and our ability to collect billed revenue from customers;

•	changes in customer water use patterns and the effects of conservation;

•	the impact of weather on water sales and operating results;

•	the ability to satisfy requirements related to the Sarbanes-Oxley Act and other regulations on internal controls; and

•	the risks set forth in “Risk Factors” included elsewhere in this quarterly report
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
CRITICAL ACCOUNTING POLICIES
We maintain our accounting records in accordance with accounting principles generally accepted in the United States of America (GAAP) and as directed by the regulatory commissions to which we are subject. The process of preparing financial statements in accordance with GAAP requires the use of estimates and assumptions on the part of management. The estimates and assumptions used by management are based on historical experience and our understanding of current facts and circumstances. Management believes that the following accounting policies are critical because they involve a higher degree of complexity and judgment, and can have a material impact on our results of operations and financial condition. These policies and their key characteristics are discussed in detail in the 2009 Form 10-K. They include:
•	revenue recognition and the water revenue adjustment mechanism;

•	expense balancing and memorandum accounts;

•	modified cost balancing accounts;

•	regulatory utility accounting;

•	income taxes;

•	pension benefits;

•	workers’ compensation and other claims;

•	goodwill accounting and evaluation for impairment; and

•	contingencies

For the period ended March 31, 2010, there were no changes in the methodology for computing critical accounting estimates, no additional accounting estimates met the standards for critical accounting policies, and there were no material changes to the important assumptions underlying the critical accounting estimates.

RESULTS OF FIRST QUARTER 2010 OPERATIONS COMPARED TO
FIRST QUARTER 2009 OPERATIONS
Amounts in thousands except share data
Overview
First quarter 2010 net income was $2.0 million equivalent to $0.10 per share of common stock on a diluted basis compared to net income of $2.4 million or $0.12 per share of common stock on a diluted basis in the first quarter of 2009. The decrease in net income was primarily attributable to higher interest expenses and a decrease in other income and expenses mostly due to costs incurred evaluating potential acquisitions during the first quarter of 2010. While we had a decline in customer usage of water due to unfavorable weather, the impact was offset by the net increase in revenue from the Water Revenue Adjustment Mechanism and Modified Cost Balancing Account (WRAM and MCBA) and rate increases.
Operating Revenue
Operating revenue increased $3.7 million or 4% to $90.3 million in the first quarter of 2010. As disclosed in the following table, the increase was due to increases in rates. The decrease in usage by existing customers was offset by revenue recognized from the WRAM and MCBA.
The factors that impacted the operating revenue for the first quarter of 2010 compared to 2009 are as follows:

Rate increases	$4,297
Net change due to actual versus adopted results, usage, and other	(638)

Net operating revenue increase	$3,659

The net change due to actual versus adopted results, usage, and other in the above table refers primarily to the revenue impact year over year of the change in revenue recognized by the WRAM and MCBA. The WRAM is impacted by changes in consumption patterns from our historical trends as well as an increase in conservation efforts. The MCBA, which records the differences in production costs from the adopted costs, is recorded as an element of revenue as it represents pass through costs which are billed to customers. The MCBA is impacted by changes in total production quantities, the production mix of the source of water, the price paid for purchased water and power, and the amount of pump taxes paid.
The components of the rate increases are as follows:

General rate case (GRC) increases	$393
Step rate increases	1,750
Purchased water offset increases	1,573
Other	581

Total increase in rates	$4,297

Total Operating Expenses
Total operating expenses were $82.5 million for the first quarter of 2010, versus $80.3 million for the same period in 2009, a 3% increase.
Water production expense consists of purchased water, purchased power, and pump taxes. It represents the largest component of total operating expenses, accounting for approximately 37% of total operating expenses in the first quarter of 2010. Water production expenses increased 5% compared to the same period last year due to increased cost of all components of water production, although usage was down. Our wholly-owned operating subsidiaries, Washington Water, New Mexico Water, and Hawaii Water obtain all of their water supply from wells.

Sources of water as a percent of total water production are listed in the following table:

	Three Months Ended March 31
	2010	2009
Well production	45%	42%
Purchased	50%	54%
Surface	5%	4%

Total	100%	100%

The components of water production costs are shown in the table below:

	Three Months Ended March 31
	2010	2009	Change
Purchased water	$23,865	$22,940	$925
Purchased power	5,169	4,543	626
Pump taxes	1,421	1,385	36

Total	$30,455	$28,868	$1,587

Purchased water costs increased primarily due to price increases from water wholesalers. Total water production measured in acre feet decreased by 8% during the first quarter of 2010 as compared with the first quarter of 2009 due to lower demand, as compared to the same period in 2009.
Administrative and general expense and other operations expense decreased 1% to $31.0 million. The primary reason for the decrease was the resolution of legal issues during 2009 resulting in a significant decrease in outside legal services during the first quarter of 2010. The decrease was partially offset by increases in employee benefit and payroll costs. Effective January 1, 2010, wage increases became effective and there was an increase in the number of employees. At March 31, 2010, there were 1,024 employees and at March 31, 2009, there were 925 employees.
Maintenance expenses increased by 7% to $5.0 million in the first quarter of 2010 compared to $4.6 million in the first quarter of 2009, due to increase in main water treatment facilities and well repairs. Depreciation and amortization expense increased $0.6 million, or 6%, because of 2009 capital additions.
Federal and state income taxes charged to operating expenses and other income and expenses decreased $0.3 million, from a provision of $1.6 million in the first quarter of 2009 to $1.3 million in the first quarter of 2010, due to a decrease in pretax income. We expect the effective tax rate to be between 38% and 40% for fiscal year 2010.
Other Income and Expense
Non-regulated revenue, net of related expenses, and gain on sale of non-utility property reflected a loss of $0.1 million for the first quarter of 2010, compared to income of $0.5 million in the same period last year, which was a decrease of $0.6 million. The change from the prior year was due to costs incurred to evaluate potential acquisitions and non-recurrence of non-utility property sales.
Interest Expense
Total interest expense, net of interest capitalized, increased $1.3 million to $5.7 million for the first quarter of 2010 compared to the same period last year. The increase was attributable to the issuance of the $100 million first mortgage bond, series LL, during the month of April 2009.
Company Health Care Benefits
During the month of March 2010, both the federal “Patient Protection and Affordable Care Act” (P.L. 111-148) and “Health Care and Education Reconciliation Act” (H.R. 4872) were enacted. The new federal health care laws eliminated future Company federal and state income tax deductions of approximately $11.4 million. We have not determined the impact of this legislation on the Company’s health care costs during 2010 and in future years. However, we anticipate that the Company’s health care and other costs will increase as a result of the new federal health care laws and based on available information.

REGULATORY MATTERS
Rates and Regulations
The state regulatory commissions have plenary powers setting rates and operating standards. As such, state commission decisions significantly impact our revenues, earnings, and cash flows. The amounts discussed herein are generally annual amounts, unless specifically stated, and the financial impact to recorded revenue is expected to occur over a twelve-month period from the effective date of the decision. In California, water utilities are required to make several different types of filings. Most filings result in rate changes that remain in place until the next General Rate Case (GRC). As explained below, surcharges and surcredits to recover balancing and memorandum accounts as well as interim rate true-ups are temporary rate changes, which have specific time frames for recovery.
GRCs, escalation rate increase filings, and offset filings change rates to amounts that will remain in effect until the next GRC. The CPUC follows a rate case plan, which requires Cal Water to file a GRC for each of its twenty-four regulated operating districts every three years. In a GRC proceeding, the CPUC not only considers the utility’s rate setting requests, but may also consider other issues that affect the utility’s rates and operations. Effective in 2004, Cal Water’s GRC schedule was shifted from a calendar year to a fiscal year with test years commencing on July 1st of each year. The CPUC is generally required to issue its GRC decision prior to the first day of the test year or authorize interim rates. As such, Cal Water’s GRC decisions, prior to 2005, were generally issued in the fourth quarter. Effective with the 2009 GRC, the processing time is scheduled for eighteen months with rates effective on January 1, 2011.
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
In addition, utilities are entitled to file offset filings. Offset filings may be filed to adjust revenues for construction projects authorized in GRCs when the plant is placed in service or for rate changes charged to the Company for purchased water, purchased power, and pump taxes (referred to as “offsettable expenses”). Such rate changes approved in offset filings remain in effect until a GRC is approved. Additional information on the Company’s regulatory process is described in its annual report on Form 10-K for the year ended December 31, 2009.
Remaining Unrecorded Balances from Previously Authorized Balancing Accounts Recoveries/Refunds
The total of unrecorded, under-collected memorandum and balancing accounts was approximately $1.5 million as of March 31, 2010. Included in this amount, Cal Water has amounts from districts that are pending further action when balances become large enough to warrant action of either recovery or refund.
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
Request for MTBE regulatory treatment
On July 10, 2009, Cal Water filed an application requesting the CPUC adopt ratemaking treatment of proceeds from its partial settlement of MTBE contamination litigation. Cal Water has requested that all of the proceeds be reinvested in infrastructure to treat or replace MTBE-contaminated facilities. In addition, Cal Water has requested that 50% of the reinvestment be included in rate base upon which Cal Water could earn its authorized fair and reasonable rate of return. The remaining 50% of the settlement proceeds would be included in rate base as contributions in aid of construction which does not earn a return. Cal Water has also requested specific regulatory treatment of future settlement or litigation proceeds that may occur in the consolidated MTBE cases. The CPUC has also opened a “rulemaking” proceeding, R.09-03-014, to consider, among other things, whether it should adopt a standard policy for ratemaking treatment of litigation proceeds. This rulemaking is scheduled to be concluded in the second quarter of 2010. The CPUC has previously authorized a wide range of regulatory treatments of other utility companies’ contamination litigation proceeds. Due to the open policy proceeding and the considerable variability in the CPUC’s past treatment of contamination litigation proceeds, Cal Water cannot predict the outcome or timing of a decision in this proceeding at this time.
2010 Regulatory Activity to Date
In February, March, and April 2010, Cal Water filed advice letters to offset increased purchased water and pump tax rates in seven of its regulated districts totaling $17.1 million in annual revenue. Under CPUC advice letter processing rules, Cal Water charges the rates in expense offset advice letters to its customers upon filing. These rates will be approved during the months of March, April, and May 2010. However, expense offsets are dollar-for-dollar increases in revenue to match increased expenses and interact with the WRAM and MCBA mechanisms so that net operating income is not affected by an offset increase.
On January 7, 2010, Cal Water filed an application for additional financing authority with the CPUC. If adopted as proposed, Cal Water would be allowed authority to issue $350 million of debt and common stock to finance capital projects and operations. Cal Water cannot predict the timing or outcome of the application at this time.
On January 12, 2010, Cal Water filed an advice letter to collect the balance of the Dominguez Synergies memorandum account by surcharge for twelve months. This was approved in February 2010 and adds monthly fixed charges to bills for eight districts, totaling $0.8 million over the recovery period.
In April and May, 2010, Cal Water filed or will file advice letters for nineteen districts to recoup the net balance of the WRAM and MCBA from 2008 and 2009. The total requested was $11.4 million. The recovery period requested was between twelve and eighteen months, consistent from past practice, from the date of advice letter approval. There can be no assurances that the CPUC will approve the advice letters as submitted.
In May 2010, as allowed in the Commission’s 2007 Rate Case Plan, Cal Water intends to file advice letters for interim rate increases for eight districts effective in July 2010. Under the Commission’s prior rate case plan, these districts would have had rates effective in July 2010. In addition, Cal Water expects to file adjusted interim rates for eight districts operating under interim rates since July 2009. The interim rate changes will be adjusted once the Commission has issued a determination in Cal Water’s 2009 GRC, expected in the fourth quarter of 2010.
In May 2010, Cal Water intends to file for escalation rate increases effective in July for eight districts. The CPUC’s current practice on approving escalation rate increases is based partly on inflation through March 2010. Inputs to the weather-normalized earnings test include recorded information through March 2010. Therefore, Cal Water cannot determine the amount of its request at this time.
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
During the calendar year, Hawaii Water plans to file general rate increase applications with the Hawaii Public Utilities Commission for all service areas. Hawaii Water expects the HPUC to rule in 2011 on its requests. However, these applications have not been filed at this time and therefore Hawaii Water cannot determine the final amount of rate relief these filings will generate.
LIQUIDITY
Cash flow from Operations
Cash flow from operations was $22.1 million for the first quarter of 2010. Cash flow from operations is primarily generated by changes in our operating assets and liabilities. Cash generated by operations varies during the year which is dependent upon customer billings, timing of contributions to our benefit plans, and timing of estimated tax payments.

During the first quarter of 2010, we did not make contributions to our pension and retiree health care plan compared to $11.6 million paid during the first quarter of 2009. Collections on trade and other accounts receivable exceeded billings by approximately $8.1 million during the first quarter of 2010 compared to a decrease of $2.4 million during the first quarter of 2009. Prepaid income taxes and business insurance increased approximately $4.7 million during the first quarter of 2010.
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
Investing Activities
During the first quarter of 2010, we used $26.1 million of cash for both company-funded and developer-funded capital expenditures. For 2010, our capital budget is approximately $120 to $140 million.
Financing Activities
During the first quarter of 2010, there were no equity offerings; however, we borrowed $7.1 million on our bank lines of credit and added new debt of $7.8 million. Advances for construction increased $1.0 million and contributions in aid of construction increased $13.2 million during the first quarter of 2010 due to developer activity. Dividend payments were higher than the prior year due to an increased dividend rate paid in the current year.
Short-Term and Long-Term Debt
Short-term liquidity is provided by bank lines of credit funds extended to us and certain of our subsidiaries and by internally generated funds. Long-term financing is accomplished through the use of both debt and equity. As of March 31, 2010, there were short-term borrowings of $19.1 million outstanding on the line of credit compared to $52 million as of March 31, 2009.
Given our ability to access our lines of credit on a daily basis, cash balances are managed to levels required for daily cash needs and excess cash is invested in short-term or cash equivalent instruments. Minimal operating levels of cash are maintained for Washington Water, New Mexico Water, and Hawaii Water.
On October 27, 2009, the Company and Cal Water entered into three-year syndicated unsecured revolving line of credit agreements with sixteen banks to provide an unsecured revolving line of credit of $50 million and $250 million, respectively. The base loan rate can vary from prime plus 50 basis points to prime plus 125 basis points depending on the Company’s total capitalization ration. Likewise, the unused commitment fee can vary from 25 basis points to 35 basis points based on the same ratio. Based on the Company’s planned capitalization during 2010 and future years, the Company expects its pricing to be prime plus 75 basis points with a 25 basis point unused commitment fee. California Water Service Group and subsidiaries which it designates may borrow under the facilities. Borrowings by California Water Service Company will be repaid within twelve months unless otherwise authorized by the CPUC.
These unsecured credit agreements contain affirmative and negative covenants and events of default customary for credit facilities of this type including, among other things, limitations and prohibitions relating to additional indebtedness, liens, mergers, and asset sales. Also, these unsecured credit agreements contain financial covenants governing the Company and its subsidiaries’ consolidated total capitalization ratio and interest coverage ratio. As of March 31, 2010, we have met all of the covenant requirements and are eligible to use the full amount of the commitment.
There was $7.8 million of new debt added to long-term debt during the first quarter of 2010, and we made principal payments on our first mortgage bonds and other long-term debt of $1 million during the first quarter of 2010.
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
Credit Ratings
Cal Water’s first mortgage bonds are rated by Standard & Poor’s (S&P). Since 2004, the credit rating agency has maintained their rating of A+ and characterized us as stable. On April 8, 2009, Standard & Poor’s issued a rating of AA- on our long-term bonds. If rating were downgraded in the future, it may result in a higher interest rate on future debt.
Dividends, Book Value and Shareholders
The first quarter of 2010, common stock dividend of $0.2975 per share was paid on February 19, 2010, compared to a quarterly dividend in the first quarter of 2009 of $0.2950. This was Cal Water’s 260th consecutive quarterly dividend. Annualized, the 2010 dividend rate is $1.19 per common share, compared to $1.18 in 2009. For the full year 2009, the payout ratio was 61% of net income. On a long-term basis, our goal is to achieve a dividend payout ratio of 60% of net income accomplished through future earnings growth.
At its April 28, 2010 meeting, the Board declared the second quarter dividend of $0.2975 per share payable on May 21, 2010, to stockholders of record on May 10, 2010. This was our 261st consecutive quarterly dividend.
2010 Financing Plan
Cal Water is currently reviewing its financing needs for 2010 and 2011. We intend to fund our capital needs in future periods through a relatively balanced approach between long-term debt and equity. The Company and Cal Water have a three-year syndicated unsecured revolving line of credit of $50 million and $250 million, respectively for short-term borrowings. As of March 31, 2010, the Company’s availability on these unsecured revolving lines of credit was $280.9 million.
Book Value and Stockholders of Record
Book value per common share was $20.03 at March 31, 2010 compared to $20.26 at December 31, 2009.
There were approximately 2,596 stockholders of record for our common stock, as of our record date, March 31, 2010.
Utility Plant Expenditures
During the first quarter of 2010, capital expenditures totaled $26.1 million for company-funded and developer-funded projects. The planned 2010 company-funded capital expenditure budget is approximately $120 to $140 million. The actual amount may vary from the budget number due to timing of actual payments related to current year and prior year projects. We do not control third-party-funded capital expenditures and therefore are unable to estimate the amount of such projects for 2010.
At March 31, 2010, construction work in progress was $103.0 million compared to $91.9 million at March 31, 2009. Work in progress includes projects that are under construction but not yet complete and placed in service.
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
California’s normal weather pattern yields little precipitation between mid-spring and mid-fall. The Washington Water service areas receive precipitation in all seasons, with the heaviest amounts during the winter. New Mexico Water’s rainfall is heaviest in the summer monsoon season. Hawaii Water receives precipitation throughout the year, with the largest amounts in the winter months. Water usage in all service areas is highest during the warm and dry summers and declines in the cool winter months. Rain and snow during the winter months replenish underground water aquifers and fill reservoirs, providing the water supply for subsequent delivery to customers. To date, the State of California snowpack water content and rainfall accumulation during the 2009 - 2010 water year is 98% of normal (as of April 1, 2010, per the California Department of Water Resources, Northern Sierra Precipitation Accumulation report). Precipitation in the prior year was below average. Management believes that supply pumped from underground aquifers and purchased from wholesale suppliers will be adequate to meet customer demand during 2010 and beyond. However, water rationing may be required in 2010, if declared by the state or local jurisdictions. Long-term water supply plans are developed for each of our districts to help assure an adequate water supply under various operating and supply conditions. Some districts have unique challenges in meeting water quality standards, but management believes that supplies will meet current standards using current treatment processes.
CONTRACTUAL OBLIGATIONS
During the three-months ended March 31, 2010, there were no material changes in contractual obligations outside the normal course of business.
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
In designing and evaluating the disclosure controls and procedures, management recognized any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Accordingly, our disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives.
Our management, with the participation of our CEO and our CFO, evaluated the effectiveness of our disclosure controls and procedures as of April 13, 2010. Based on that evaluation, we concluded that our disclosure controls and procedures were effective at the reasonable assurance level
(b) Changes to Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION
Item 1.
LEGAL PROCEEDINGS
Groundwater Contamination
We have been and are involved in litigation against third parties to recover past and future costs related to ground water contamination in our service areas. The cost of litigation is expensed as incurred and any settlement is first offset against such costs. Any settlement in excess of the cost to litigate is accounted for on a case by case basis, dependant upon the nature of the settlement.
We are involved in a lawsuit against major oil refineries regarding the contamination of the ground water as a result of the gas additive MTBE. We entered into a partial settlement with the defendants in April of 2008 that represent approximately 70% of the responsible parties (as determined by the Superior Court). On October 22, 2008, we received $34.2 million after deducting attorneys’ fees and litigation expenses. We are aggressively pursuing legal action against the remaining responsible parties. Pursuant to Internal Revenue Code Section 1033, we have deferred recognition of tax on receipt of the contamination proceeds. We intend to use all proceeds on replacement facilities and properties. Cal Water has filed with the Commission to determine the appropriate regulatory treatment of the proceeds. It anticipates that the proceeds will have been used on MTBE capital investments. When an agreement is reached with the Commission regarding the regulatory treatment, we will adjust the accounting of the settlement, accordingly.
As previously reported, we have filed with the City of Bakersfield, in the Superior Court of California, a lawsuit that names potentially responsible parties, who manufactured and distributed products containing 1,2,3 trichloropropane (TCP) in California. TCP has been detected in the ground water. The lawsuit seeks to recover treatment costs necessary to remove TCP. The Court has now coordinated our action with other water purveyor cases (TCP Cases JCCP 4435) in San Bernardino County. No trial date has yet been set. We have entered into a settlement with one of the distributor defendants, FMC Corporation. Cal Water will record the proceeds in a memorandum account until the Commission approves an allocation between ratepayers and shareholders.
We have has filed in San Mateo County Superior Court a complaint (California Water Service Company v. The Dow Chemical Company, et al. CIV 473093) against potentially responsible parties that manufactured and distributed products in California, which contained perchloroethylene, also know as tetrachloroethylene (PCE), for recovery of past, present, and future treatment costs. The case has not been consolidated with other PCE cases. Discovery is underway. No trial date has yet been set.
Other Legal Matters
From time to time, we have been named as a co-defendant in several asbestos related lawsuits. We have been dismissed without prejudice in several of these cases. In other cases our contractors and our insurance policy carriers have settled the cases with no effect on our financial statements. As such we do not currently believe that there is any potential loss which is probable of occurring related to these matters and therefore no accrual or contingency has been recorded.
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
May 7, 2010
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