Form 10-Q
period 2010-06-30
CALIFORNIA WATER SERVICE GROUP
filed 2010-08-06
CIK 1035201

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act) Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common shares outstanding as of July 31, 2010 — 20,802,361

PART I FINANCIAL INFORMATION
Item 1.
FINANCIAL STATEMENTS
The condensed consolidated financial statements presented in this filing on Form 10-Q have been prepared by management and are unaudited.
CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited
(In thousands, except per share data)

	June 30,	December 31,
	2010	2009
ASSETS
Utility plant:
Utility plant	$1,786,888	$1,709,062
Less accumulated depreciation and amortization	(533,424)	(510,985)

Net utility plant	1,253,464	1,198,077

Current assets:
Cash and cash equivalents	5,646	9,866
Receivables:
Customers	27,031	25,567
Regulatory balancing accounts	8,219	10,513
Other	6,036	9,043
Unbilled revenue	19,350	13,417
Materials and supplies at average cost	5,702	5,530
Taxes, prepaid expenses and other assets	19,654	18,305

Total current assets	91,638	92,241

Other assets:
Regulatory assets	220,621	204,104
Goodwill	2,615	2,615
Other assets	32,094	28,544

Total other assets	255,330	235,263

	$1,600,432	$1,525,581

CAPITALIZATION AND LIABILITIES
Capitalization:
Common stock, $.01 par value	$208	$208
Additional paid-in capital	216,063	215,528
Retained earnings	204,930	204,898

Total common stockholders’ equity	421,201	420,634
Long-term debt, less current maturities	380,017	374,269

Total capitalization	801,218	794,903

Current liabilities:
Current maturities of long-term debt	2,923	12,953
Short-term borrowings	55,150	12,000
Accounts payable	48,830	43,689
Regulatory balancing accounts	903	2,430
Accrued interest	4,033	4,258
Accrued expenses and other liabilities	33,905	35,028

Total current liabilities	145,744	110,358

Unamortized investment tax credits	2,318	2,318
Deferred income taxes, net	94,463	91,851
Pension and postretirement benefits other than pensions	143,543	137,127
Regulatory and other liabilities	92,243	85,780
Advances for construction	188,015	185,027
Contributions in aid of construction	132,888	118,217

	$1,600,432	$1,525,581

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Unaudited
(In thousands, except per share data)

	June 30,	June 30,
For the three months ended	2010	2009
Operating revenue	$118,321	$116,667

Operating expenses:
Operations:
Water production costs	41,834	41,702
Administrative and general	18,480	19,386
Other operations	14,749	14,330
Maintenance	5,158	4,312
Depreciation and amortization	10,638	10,282
Income taxes	7,091	6,789
Property and other taxes	4,087	3,911

Total operating expenses	102,037	100,712

Net operating income	16,284	15,955

Other income and expenses:
Non-regulated revenue	3,692	3,098
Non-regulated expenses, net	(3,691)	(721)
Gain on sale of non-utility property	—	72
Income taxes expense on other income and expenses	—	(992)

Net other income and expenses	1	1,457

Interest expense:
Interest expense	6,939	5,962
Less: capitalized interest	(1,035)	(640)

Net interest expense	5,904	5,322

Net income	$10,381	$12,090

Earnings per share
Basic	$0.50	$0.58

Diluted	$0.50	$0.58

Weighted average shares outstanding
Basic	20,803	20,745

Diluted	20,818	20,767

Dividends declared per share of common stock	$0.2975	$0.2950

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Unaudited
(In thousands, except per share data)

	June 30,	June 30,
For the six months ended	2010	2009
Operating revenue	$208,593	$203,280

Operating expenses:
Operations:
Water production costs	72,289	70,570
Administrative and general	35,924	38,247
Other operations	28,315	26,786
Maintenance	10,109	8,947
Depreciation and amortization	21,430	20,480
Income taxes	8,499	8,021
Property and other taxes	7,990	7,999

Total operating expenses	184,556	181,050

Net operating income	24,037	22,230

Other income and expenses:
Non-regulated revenue	7,113	5,979
Non-regulated expenses, net	(7,237)	(3,362)
Gain on sale of non-utility property	—	675
Income taxes benefit (expense) on other income and expenses	60	(1,330)

Net other (expense) income	(64)	1,962

Interest expense:
Interest expense	13,428	11,000
Less: capitalized interest	(1,854)	(1,319)

Net interest expense	11,574	9,681

Net income	$12,399	$14,511

Earnings per share
Basic	$0.60	$0.70

Diluted	$0.60	$0.70

Weighted average shares outstanding
Basic	20,791	20,738

Diluted	20,806	20,763

Dividends declared per share of common stock	$0.5950	$0.5900

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
(In thousands)

	June 30,	June 30,
For the six months ended:	2010	2009
Operating activities
Net income	$12,399	$14,511

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22,857	21,614
Gain on sale of non-utility property	—	(675)
Change in value of life insurance contracts	83	(1,827)
Other changes in noncurrent assets and liabilities	(1,008)	3,729
Changes in operating assets and liabilities:
Receivables	(2,095)	(12,065)
Accounts payable	5,327	9,916
Other current assets	(1,509)	(5,018)
Other current liabilities	(1,347)	(143)
Other changes, net	(1,851)	518

Net adjustments	20,457	16,049

Net cash provided by operating activities	32,856	30,560

Investing activities:
Utility plant expenditures	(60,458)	(52,930)
Purchase of life insurance	(1,706)	(1,613)
Proceeds on sale of non-utility property	—	750
Restricted cash (increase)	(13)	—

Net cash used in investing activities	(62,177)	(53,793)

Financing activities:
Short-term borrowings	43,150	20,000
Repayment of short-term borrowing	—	(48,000)
Advances and contributions in aid of construction	1,620	2,414
Refunds of advances for construction	(3,018)	(2,520)
Dividends paid	(12,367)	(12,233)
Proceeds from long-term debt, net of issuance cost	7,903	96,610
Repayment of long-term debt	(12,187)	(5,439)
Issuance of common stock	—	30

Net cash provided by financing activities	25,101	50,862

Change in cash and cash equivalents	(4,220)	27,629
Cash and cash equivalents at beginning of period	9,866	13,869

Cash and cash equivalents at end of period	$5,646	$41,498

Supplemental information
Cash paid for interest (net of amounts capitalized)	$11,316	$8,553
Cash paid for income taxes	$45	$358

Supplemental disclosure of non-cash activities:
Accrued payables for investments in utility plant	$8,755	$7,623
Utility plant contribution by developers	$23,239	$7,584
See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

CALIFORNIA WATER SERVICE GROUP
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2010
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
Due to the seasonal nature of the water business, the results for interim periods are not indicative of the results for a twelve-month period. Revenue and income are generally higher in the warm, summer months and lower in the cooler winter months.
The Company operates in one reportable segment providing water and related utility services.
The Company evaluated its operations through the time these financial statements were issued and determined there were no subsequent events requiring additional adjustments or disclosures as of the time these financial statements were issued.
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
Under the WRAM, Cal Water records the adopted level of volumetric revenues as authorized by the CPUC for metered accounts (adopted volumetric revenues). In addition to volumetric-based revenues, the revenue requirements approved by the CPUC include service charges, flat rate charges, and other items that are not subject to the WRAM. The adopted volumetric revenue considers the seasonality of consumption of water based upon historical averages. The variance between adopted volumetric revenues and actual billed volumetric revenues for metered accounts is recorded as a component of revenue with an offsetting entry to a current or long-term asset or liability balancing account (tracked individually for each Cal Water district). The variance amount may be positive or negative and represents amounts that will be billed or refunded to customers in the future.
Under the MCBA, Cal Water tracks adopted expense levels for water production costs (purchased water, purchased power, and pump taxes), as established by the CPUC. Variances (which include the effects of changes in both rate and volume) between adopted and actual purchased water, purchased power, and pump tax expenses are recorded as a component of revenue, as the amount of such variances will be recovered from or refunded to the Company’s customers at a later date. This is reflected with an offsetting entry to a current or long-term asset or liability regulatory balancing account (tracked individually for each Cal Water district).
The balances in the WRAM and MCBA assets and liabilities accounts fluctuate on a monthly basis depending upon the variance between adopted and actual results. The recovery or refund of the WRAM is netted against the MCBA over- or under-recovery for the corresponding district and is interest bearing at the current ninety day commercial paper rate. When the net amount for any district achieves a pre-determined level at the end of any calendar year (i.e., at least 2.5 percent over- or under-recovery of the approved revenue requirement), Cal Water will file with the CPUC to refund or collect the balance in the accounts. Account balances less than those levels may be refunded or collected in Cal Water’s general rate case proceedings or aggregated with future calendar year balances for comparison with the recovery level. As of June 30, 2010 included in the net regulatory balancing accounts, current and long-term assets were $8.2 million and $20.6 million, respectively, and the net regulatory balancing accounts current and long-term liabilities were $0.9 million and $1.5 million, respectively. As of December 31, 2009, included in the net regulatory balancing accounts, current and long-term assets were $10.5 million and $5.1 million, respectively, and the net regulatory balancing accounts current and long-term liabilities were $2.4 million and $0.9 million, respectively.
Note 3. Stock-based Compensation
Long-Term Incentive Plan
The long-term incentive plan was replaced on April 27, 2005, by a stockholder-approved equity incentive plan. The Long-Term Incentive Plan allowed granting of nonqualified stock options, some of which are currently outstanding. There will be no future grants made. The Company had accounted for options using the intrinsic value method. Options were granted at an exercise price that was not less than the per share common stock market price on the date of grant. The options vested at a 25% rate on their anniversary date over their first four years and are exercisable over a ten-year period. At June 30, 2010, options are fully vested and exercisable at a weighted average price of $25.50. No options were granted for the six-month periods ended June 30, 2010 and 2009.
Equity Incentive Plan
The Company’s Equity Incentive Plan, which was approved by shareholders on April 27, 2005, is authorized to issue up to 1,000,000 shares of common stock. As of June 30, 2010 and 2009, the Company granted Restricted Stock Awards (RSAs) of 36,909 and 21,000 shares, respectively, of common stock both to officers and to directors of the Company. Employee options vest over forty-eight months, while director options vest at the end of twelve months. In the second quarters of 2010 and 2009, the shares were valued at $35.48 and $38.38 per share, respectively, based upon the fair market value of the Company’s common stock on the date of grant.
During the first six months of 2009, the Company granted Stock Appreciation Rights (SARs) to officers of 71,500 shares, which vest ratably over forty-eight months and expire at the end of ten years. The Company did not grant any SARs in 2010.
The Company has recorded compensation costs for the RSAs and SARs in Operating Expense in the amount of $0.5 million for both the six months ended June 30, 2010 and June 30, 2009.
Note 4. Earnings Per Share Calculations
The computations of basic and diluted earnings per share are noted below. Basic earnings per share are computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts were exercised or converted into common stock. RSAs are included in the common shares outstanding because the shares have all the same voting and dividend rights as issued and unrestricted common stock.
The SARs outstanding of 180,210 shares are anti-dilutive for the three and six months ended June 30, 2010 and 2009. All options are dilutive and the dilutive effect is shown in the table below.
(In thousands, except per share data)

	Three Months Ended June 30
	2010	2009
Net income available to common stockholders	$10,381	$12,090

Weighted average common shares, basic	20,803	20,745
Dilutive common stock options (treasury method)	15	22

Shares used for dilutive computation	20,818	20,767

Net income per share — basic	$0.50	$0.58

Net income per share — diluted	$0.50	$0.58

	Six Months Ended June 30
	2010	2009
Net income available to common stockholders	$12,399	$14,511

Weighted average common shares, basic	20,791	20,738
Dilutive common stock options (treasury method)	15	25

Shares used for dilutive computation	20,806	20,763

Net income per share — basic	$0.60	$0.70

Net income per share — diluted	$0.60	$0.70

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
Cash payments by the Company related to pension plans and other postretirement benefits were $6.6 million for the six months ended June 30, 2010. The estimated cash contribution to the pension plans for 2010 is $23.5 million. The estimated contribution to the other benefits plan for 2010 is $5.6 million.
The following table lists components of the pension plans and other postretirement benefits. The data listed under “pension plan” includes the qualified pension plan and the non-qualified supplemental executive retirement plan. The data listed under “other benefits” is for all other postretirement benefits.

	Three Months Ended June 30				Six Months Ended June 30
	Pension Plan		Other Benefits		Pension Plan		Other Benefits
	2010	2009	2010	2009	2010	2009	2010	2009
Service cost	$2,451	$2,354	$793	$954	$4,902	$4,560	$1,586	$1,458
Interest cost	3,332	3,158	783	890	6,664	6,176	1,566	1,408
Expected return on plan assets	(2,051)	(1,871)	(279)	(208)	(4,102)	(3,578)	(558)	(393)
Recognized net initial APBO (1)	N/A	N/A	69	69	N/A	N/A	138	138
Amortization of prior service cost	1,649	1,533	29	29	3,298	3,066	58	58
Recognized net actuarial loss	524	505	392	612	1,048	966	784	811

Net periodic benefit cost	$5,905	$5,679	$1,787	$2,346	$11,810	$11,190	$3,574	$3,480

(1)	APBO — Accumulated postretirement benefit obligation

Note 6. Short-term and Long-term Borrowings
California Water Service Group and subsidiaries which it designates may borrow up to $50 million under the Company’s short-term credit facility. Cal Water may borrow up to $250 million under its credit facility; however, all borrowings need to be repaid within twelve months unless otherwise authorized by the CPUC.
Both short-term unsecured credit agreements contain affirmative and negative covenants and events of default customary for credit facilities of this type including, among other things, limitations and prohibitions relating to additional indebtedness, liens, mergers, and asset sales. Also, these unsecured credit agreements contain financial covenants governing the Company and its subsidiaries’ consolidated total capitalization ratio and interest coverage ratio. As of June 30, 2010, the Company has met all borrowing covenants for both credit agreements.
As of June 30, 2010 and 2009, the outstanding borrowings on the Company lines of credit were $20.2 million and $12 million, respectively, and borrowings on the Cal Water lines of credit were $35 million and none, respectively.
During the six months ended June 30, 2010, we added new long-term debt of $7.9 million to fund Cal Water and Washington Water capital projects and repaid debt of $12.2 million.
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
The Company has recorded the proceeds to replace the infrastructure damaged or lost due to the MTBE contamination in accordance with the Internal Revenue Code Section 1033. This treatment will reduce the tax basis of the replacement property and therefore deferring any taxable gain.
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

The Company has filed in San Mateo County Superior Court a complaint (California Water Service Company v. The Dow Chemical Company, et al. CIV 473093) against potentially responsible parties that manufactured and distributed products in California, which contained perchloroethylene, also known as tetrachloroethylene (PCE) for recovery of past, present, and future treatment costs. The case has not been consolidated with other PCE cases. Discovery is underway and no trial date has yet been set.
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
Note 8. Fair Value of Financial Instruments
For those financial instruments for which it is practicable to estimate a fair value, the following methods and assumptions were used. For cash equivalents, accounts receivable and accounts payable, the carrying amounts approximated the fair value because of the short-term maturity of the instruments. The fair value of the Company’s long-term debt was estimated at $391 million and $367 million as of June 30, 2010 and December 31, 2009, respectively, using the published quoted market price, if available, or the discounted cash flow analysis, based on the current rates available to the Company for debt of similar maturities and credit risk. The book value of the long-term debt was $380 million and $374 million as of June 30, 2010 and December 31, 2009, respectively. The fair value of advances for construction contracts was estimated at $76 million as of June 30, 2010 and $74 million as of December 31, 2009.
Note 9. Condensed Consolidating Financial Statements
The following tables present the condensed consolidating statements of income of California Water Service Group (Guarantor and Parent), Cal Water (issuer and wholly-owned consolidated subsidiary of California Water Service Group) and other wholly-owned subsidiaries of the Company for the six-month periods ended June 30, 2010 and 2009, the condensed consolidating statements of cash flows for the six-months ended June 30, 2010 and 2009 and the condensed consolidating balance sheets as of June 30, 2010 and December 31, 2009. The information is presented utilizing the equity method of accounting for investments in consolidating subsidiaries.

CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATING BALANCE SHEET
As of June 30, 2010
(In thousands)

	Parent		All Other	Consolidating
	Company	Cal Water	Subsidiaries	Adjustments	Consolidated
ASSETS
Utility plant:
Utility plant	$—	$1,661,713	$132,374	$(7,199)	$1,786,888
Less accumulated depreciation and amortization	—	(509,185)	(25,434)	1,195	(533,424)

Net utility plant	—	1,152,528	106,940	(6,004)	1,253,464

Current assets:
Cash and cash equivalents	—	2,669	2,977	—	5,646
Receivables and unbilled revenue	—	56,510	4,126	—	60,636
Receivables from affiliates	22,165	11,369	2,976	(36,510)	—
Other current assets	110	24,065	1,181	—	25,356

Total current assets	22,275	94,613	11,260	(36,510)	91,638

Other assets:
Regulatory assets	—	218,674	1,947	—	220,621
Investments in affiliates	422,143	—	—	(422,143)	—
Long-term affiliate notes receivable	9,529	—	—	(9,529)	—
Other assets	476	27,187	7,251	(205)	34,709

Total other assets	432,148	245,861	9,198	(431,877)	255,330

	$454,423	$1,493,002	$127,398	$(474,391)	$1,600,432

CAPITALIZATION AND LIABILITIES
Capitalization:
Common stockholders’ equity	$421,202	$390,332	$38,204	$(428,537)	$421,201
Affiliate long-term debt	—	—	9,529	(9,529)	—
Long-term debt, less current maturities	—	375,622	4,395	—	380,017

Total capitalization	421,202	765,954	52,128	(438,066)	801,218

Current liabilities:
Current maturities of long-term debt	—	2,246	677	—	2,923
Short-term borrowings	20,150	35,000	—	—	55,150
Payables to affiliates	12,868	315	23,327	(36,510)	—
Accounts payable	—	45,232	4,501	—	49,733
Accrued expenses and other liabilities	203	32,086	5,611	38	37,938

Total current liabilities	33,221	114,879	34,116	(36,472)	145,744

Unamortized investment tax credits	—	2,318	—	—	2,318
Deferred income taxes, net	—	92,941	1,375	147	94,463
Pension and postretirement benefits other than pensions	—	143,543	—	—	143,543
Regulatory and other liabilities	—	81,371	10,872	—	92,243
Advances for construction	—	186,475	1,540	—	188,015
Contributions in aid of construction	—	105,521	27,367	—	132,888

	$454,423	$1,493,002	$127,398	$(474,391)	$1,600,432

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

CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATING STATEMENT OF INCOME
For the three months ended June 30, 2010
(In thousands)

	Parent		All Other	Consolidating
	Company	Cal Water	Subsidiaries	Adjustments	Consolidated
Operating revenue	$—	$111,376	$6,945	$—	$118,321

Operating expenses:
Operations:
Water production costs	—	39,556	2,278	—	41,834
Administrative and general	—	16,581	1,899	—	18,480
Other operations	—	12,954	2,049	(254)	14,749
Maintenance	—	4,951	207	—	5,158
Depreciation and amortization	—	10,113	590	(65)	10,638
Income taxes (benefit)	(71)	7,134	(381)	409	7,091
Property and other taxes	—	3,567	520	—	4,087

Total operating expenses	(71)	94,856	7,162	90	102,037

Net operating income (loss)	71	16,520	(217)	(90)	16,284

Other Income and Expenses:
Non-regulated revenue	290	2,313	1,560	(471)	3,692
Non-regulated expense, net	—	(2,593)	(1,098)	—	(3,691)
Income tax (expense) benefit on other income and expense	(118)	109	(191)	200	—

Net other income (expense)	172	(171)	271	(271)	1

Interest:
Interest expense	174	6,730	379	(344)	6,939
Less: capitalized interest	—	(706)	(329)	—	(1,035)

Net interest expense	174	6,024	50	(344)	5,904

Gross income (loss)	69	10,325	4	(17)	10,381

Equity earnings of subsidiaries	10,312	—	—	(10,312)	—

Net income	$10,381	$10,325	$4	$(10,329)	$10,381

CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATING STATEMENT OF INCOME
For the six months ended June 30, 2010
(In thousands)

	Parent		All Other	Consolidating
	Company	Cal Water	Subsidiaries	Adjustments	Consolidated
Operating revenue	$—	$194,989	$13,604	$—	$208,593

Operating expenses:
Operations:
Water production costs	—	68,023	4,266	—	72,289
Administrative and general	—	32,021	3,903	—	35,924
Other operations	—	24,727	3,842	(254)	28,315
Maintenance	—	9,756	353	—	10,109
Depreciation and amortization	—	20,280	1,215	(65)	21,430
Income taxes (benefit)	(95)	8,622	(437)	409	8,499
Property and other taxes	—	6,948	1,042	—	7,990

Total operating expenses	(95)	170,377	14,184	90	184,556

Net operating income (loss)	95	24,612	(580)	(90)	24,037

Other Income and Expenses:
Non-regulated revenue	530	4,772	2,714	(903)	7,113
Non-regulated expense, net	—	(5,175)	(2,062)	—	(7,237)
Gain on sale on non-utility property	—	—	—	—	—
Income tax (expense) benefit on other income and expense	(216)	164	(270)	382	60

Net other income (expense)	314	(239)	382	(521)	(64)

Interest:
Interest expense	234	13,099	745	(650)	13,428
Less: capitalized interest	—	(1,260)	(594)	—	(1,854)

Net interest expense	234	11,839	151	(650)	11,574

Gross income (loss)	175	12,534	(349)	39	12,399

Equity earnings of subsidiaries	12,224	—	—	(12,224)	—

Net income (loss)	$12,399	$12,534	$(349)	$(12,185)	$12,399

CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATING STATEMENT OF INCOME
For the three months ended June 30, 2009
(In thousands)

	Parent		All Other	Consolidating
	Company	Cal Water	Subsidiaries	Adjustments	Consolidated
Operating revenue	$—	$109,797	$6,870	$—	$116,667

Operating expenses:
Operations:
Water production costs	—	39,979	1,723	—	41,702
Administrative and general	—	17,303	2,083	—	19,386
Other operations	—	12,386	2,058	(114)	14,330
Maintenance	—	4,054	258	—	4,312
Depreciation and amortization	—	9,448	869	(35)	10,282
Income taxes (benefit)	(40)	6,953	(242)	118	6,789
Property and other taxes	—	3,444	467	—	3,911

Total operating expenses	(40)	93,567	7,216	(31)	100,712

Net operating income (loss)	40	16,230	(346)	31	15,955

Other Income and Expenses:
Non-regulated revenue	181	1,987	1,249	(319)	3,098
Non-regulated expense, net	—	87	(808)	—	(721)
Gain on sale of properties	—	77	(5)	—	72
Income tax (expense) on other income and expense	(74)	(876)	(146)	104	(992)

Net other income	107	1,275	290	(215)	1,457

Interest:
Interest expense	98	5,812	257	(205)	5,962
Less: capitalized interest	—	(505)	(135)	—	(640)

Net interest expense	98	5,307	122	(205)	5,322

Equity earnings of subsidiaries	12,041	—	—	(12,041)	—

Net income (loss)	$12,090	$12,198	$(178)	$(12,020)	$12,090

CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATING STATEMENT OF INCOME
For the six months ended June 30, 2009
(In thousands)

	Parent		All Other	Consolidating
	Company	Cal Water	Subsidiaries	Adjustments	Consolidated
Operating revenue	$—	$190,073	$13,207	$—	$203,280

Operating expenses:
Operations:
Water production costs	—	67,059	3,511	—	70,570
Administrative and general	—	34,542	3,705	—	38,247
Other operations	—	23,417	3,597	(228)	26,786
Maintenance	—	8,574	373	—	8,947
Depreciation and amortization	—	18,883	1,666	(69)	20,480
Income taxes (benefit)	(65)	8,132	(359)	313	8,021
Property and other taxes	—	6,953	1,046	—	7,999

Total operating expenses	(65)	167,560	13,539	16	181,050

Net operating income (loss)	65	22,513	(332)	(16)	22,230

Other Income and Expenses:
Non-regulated revenue	352	3,944	2,296	(613)	5,979
Non-regulated expense, net	—	(1,655)	(1,707)	—	(3,362)
Gain on sale of properties	—	675	—	—	675
Income tax (expense) on other income and expense	(144)	(1,207)	(264)	285	(1,330)

Net other income and expense	208	1,757	325	(328)	1,962

Interest:
Interest expense	159	10,728	498	(385)	11,000
Less: capitalized interest	—	(1,050)	(269)	—	(1,319)

Net interest expense	159	9,678	229	(385)	9,681

Equity earnings of subsidiaries	14,397	—	—	(14,397)	—

Net income (loss)	$14,511	$14,592	$(236)	$(14,356)	$14,511

CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the six months ended June 30, 2010
(In thousands)

	Parent		All Other	Consolidating
	Company	Cal Water	Subsidiaries	Adjustments	Consolidated
Operating activities:
Net income (loss)	$12,399	$12,534	$(349)	$(12,185)	$12,399

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity earnings of subsidiaries	(12,224)	—	—	12,224	—
Dividends received from affiliates	12,367	—	—	(12,367)	—
Depreciation and amortization	—	21,619	1,303	(65)	22,857
Change in value of life insurance contracts	—	83	—	—	83
Other changes in noncurrent assets and liabilities	—	(753)	(255)	—	(1,008)
Changes in operating assets and liabilities:
Net increase (decrease) in advances to affiliates	(10,159)	1,761	8,398	—	—
Other changes, net	(229)	(3,127)	1,855	26	(1,475)

Net adjustments	(10,245)	19,583	11,301	(182)	20,457

Net cash provided by (used in) operating activities	2,154	32,117	10,952	(12,367)	32,856

Investing activities:
Utility plant expenditures	—	(50,686)	(9,772)	—	(60,458)
Purchase of life insurance	—	(1,706)	—	—	(1,706)
Restricted cash decrease	—	(13)	—	—	(13)
Proceeds from affiliate long-term debt	1,531	—	—	(1,531)	—

Net cash provided by (used in) investing activities	1,531	(52,405)	(9,772)	(1,531)	(62,177)

Financing Activities:
Short-term borrowings	8,150	35,000	—	—	43,150
Repayment of short-term borrowings	—	—	—	—	—
Repayment of affiliate long-term borrowings	—	—	(1,531)	1,531	—
Proceeds from long-term debt	—	5,805	2,098	—	7,903
Repayment of long-term borrowings	—	(11,083)	(1,104)	—	(12,187)
Advances and contributions in aid for construction	—	1,563	57	—	1,620
Refunds of advances for construction	—	(2,999)	(19)	—	(3,018)
Dividends paid to non-affiliates	(12,367)	—	—	—	(12,367)
Dividends paid to affiliates	—	(11,329)	(1,038)	12,367	—
Issuance of common stock	—	—	—	—	—

Net cash provided by (used in) financing activities	(4,217)	16,957	(1,537)	13,898	25,101

Change in cash and cash equivalents	(532)	(3,331)	(357)	—	(4,220)
Cash and cash equivalents at beginning of period	532	6,000	3,334	—	9,866

Cash and cash equivalents at end of period	$—	$2,669	$2,977	$—	$5,646

CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the six months ended June 30, 2009
(In thousands)

	Parent		All Other	Consolidating
	Company	Cal Water	Subsidiaries	Adjustments	Consolidated
Operating activities:
Net income (loss)	$14,511	$14,592	$(236)	$(14,356)	$14,511

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity earnings of subsidiaries	(14,397)	—	—	14,397	—
Dividends received from affiliates	12,233	—	—	(12,233)	—
Depreciation and amortization	—	19,838	1,845	(69)	21,614
Gain on sale of non-utility property	—	(675)	—	—	(675)
Change in value of life insurance contracts	—	(1,827)	—	—	(1,827)
Other changes in noncurrent assets and liabilities	890	4,124	(1,288)	3	3,729
Changes in operating assets and liabilities:
Net increase (decrease) in advances to affiliates	(1,147)	2,780	(1,633)	—	—
Other changes, net	768	(8,196)	611	25	(6,792)

Net adjustments	(1,653)	16,044	(465)	2,123	16,049

Net cash provided by (used in) operating activities	12,858	30,636	(701)	(12,233)	30,560

Investing activities:
Utility plant expenditures	—	(48,917)	(4,013)	—	(52,930)
Sale of non-utility property	—	750	—	—	750
Purchase of life insurance	—	(1,613)	—	—	(1,613)
Proceeds from affiliates long-term debt	289	—	—	(289)	—

Net cash provided by (used in) investing activities	289	(49,780)	(4,013)	(289)	(53,793)

Financing Activities:
Short-term borrowings	—	20,000	—	—	20,000
Repayment of short-term borrowings	—	(48,000)	—	—	(48,000)
Repayment of affiliate long-term borrowings	—	—	(289)	289	—
Proceeds from long-term debt, net of issuance cost of $3,390	—	96,610	—	—	96,610
Repayment of long-term borrowings	—	(5,034)	(405)	—	(5,439)
Advances and contributions in aid for construction	—	2,257	157	—	2,414
Refunds of advances for construction	—	(2,495)	(25)	—	(2,520)
Dividends paid to non-affiliates	(12,233)	—	—	—	(12,233)
Dividends paid to affiliates	—	(11,249)	(984)	12,233	—
Issuance of common stock	30	—	—	—	30

Net cash provided by (used in) financing activities	(12,203)	52,089	(1,546)	12,522	50,862

Change in cash and cash equivalents	944	32,945	(6,260)	—	27,629
Cash and cash equivalents at beginning of period	427	3,025	10,417	—	13,869

Cash and cash equivalents at end of period	$1,371	$35,970	$4,157	$—	$41,498

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

For the three and six month periods ended June 30, 2010, there were no changes in the methodology for computing critical accounting estimates, no additional accounting estimates met the standards for critical accounting policies, and there were no material changes to the important assumptions underlying the critical accounting estimates.

RESULTS OF SECOND QUARTER 2010 OPERATIONS COMPARED TO
SECOND QUARTER 2009 OPERATIONS
Amounts in thousands except share data
Overview
Second quarter of 2010 net income was $10.4 million equivalent to $0.50 per diluted common share compared to net income of $12.1 million or $0.58 per diluted common share in the second quarter of 2009. The decrease in net income is primarily due to a significant reduction to other income and expenses mostly from a decline in the cash surrender value of life insurance contracts associated with our benefit plans. In addition, interest expenses increased $0.6 million as a result of the issuance of $100 million of first mortgage bonds on April 17, 2009 and additional short-term borrowings of $43.2 million during 2010 on the unsecured revolving lines of credit.
Operating Revenue
Operating revenue increased $1.7 million or 1% to $118.3 million in the second quarter of 2010. As disclosed in the following table, the increase was due to rate increases, partially offset by a reduction in customer usage and other changes.
The factors that impacted the operating revenue for the second quarter of 2010 compared to 2009 are presented in the following table:

Rate increases	$8,083
Net change due to actual versus adopted results, usage, and other	(6,429)

Net operating revenue increase	$1,654

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
     The components of the rate increases are listed in the following table:

Purchased water offset increases	$4,857
Step rate increases	2,211
Balancing account adjustments	540
General rate case (GRC) increases	475

Total increase in rates	$8,083

Total Operating Expenses
Total operating expenses were $102.0 million for the second quarter of 2010, versus $100.7 million for the same period in 2009, a 1% increase.
Water production expense consists of purchased water, purchased power, and pump taxes. It represents the largest component of total operating expenses, accounting for approximately 41% of total operating expenses in the second quarter of 2010. Water production expenses increased due to purchased water and power price increases, which were partially offset by reductions in customer usage. Our wholly-owned operating subsidiaries, Washington Water, New Mexico Water, and Hawaii Water obtain all of their water supply from wells.

Sources of water as a percent of total water production are listed in the following table:

	Three Months Ended June 30
	2010	2009
Well production	49%	49%
Purchased	46%	47%
Surface	5%	4%

Total	100%	100%

The components of water production costs are shown in the table below:

	Three Months Ended June 30
	2010	2009	Change
Purchased water	$32,407	$31,654	$753
Purchased power	7,414	7,584	(170)
Pump taxes	2,013	2,464	(451)

Total	$41,834	$41,702	$132

Purchased water costs increased due to price increases from water wholesalers. Total water production, measured in acre feet, decreased by 11% during the second quarter of 2010 as compared with the second quarter of 2009 due to lower customer usage.
Administrative and general expense and other operations expense decreased 1% to $33.2 million. The decrease was due to an increase in the proportion of labor and benefit costs included in capital projects, lower outside service and legal fees, and a decrease in employee healthcare expenses during the second quarter of 2010. These cost decreases were partially offset by higher employee costs due to wage increases on January 1, 2010, and an increase in the number of employees. At June 30, 2010, there were 1,028 employees and at June 30, 2009, there were 956 employees.
Maintenance expenses increased by 20% to $5.2 million in the second quarter of 2010 compared to $4.3 million in the second quarter of 2009, due to an increase in main and service repairs. Depreciation and amortization expense increased $0.4 million, or 3%, because of 2009 capital additions.
Federal and state income taxes charged to operating expenses and other income and expenses decreased $0.7 million, from a provision of $7.8 million in the second quarter of 2009 to $7.1 million in the second quarter of 2010, due to a decrease in pretax income. We expect the effective tax rate to be between 38% and 40% for fiscal year 2010.
Other Income and Expense
Other income and expenses, net of income taxes, decreased $1.5 million to break-even during the second quarter of 2010 mostly due to a decline in the cash surrender value of the life insurance contracts associated with our benefit plans. There were no property sales during the second quarter of 2010 compared to a $0.1 million property sale in the same period last year.
Interest Expense
Total interest expense, net of interest capitalized, increased $0.6 million to $5.9 million for the second quarter of 2010 compared to the same period last year. This increase was attributable to interest on Cal Water’s first mortgage bonds and additional short-term borrowings of $43.2 million on the unsecured revolving lines of credit.
Company Health Care Benefits
During the month of March 2010, both the federal “Patient Protection and Affordable Care Act” (P.L. 111-148) and “Health Care and Education Reconciliation Act” (H.R. 4872) were enacted. The new federal health care laws eliminated future Company federal and state income tax deductions of approximately $11.4 million. We do not expect the new federal health care laws to significantly increase the Company’s health care and other costs during the calendar year ending December 31, 2010.

RESULTS OF THE SIX MONTHS ENDED JUNE 2010 COMPARED TO
THE SIX MONTHS ENDED JUNE 2009 OPERATIONS
Amounts in thousands except per share data
Overview
Net income for the six-month period ended June 30, 2010, was $12.4 million, or $0.60 per diluted common share compared to net income of $14.5 million or $0.70 per diluted common share for the six months ended June 30, 2009. The decrease in net income is primarily attributable to a significant reduction in other income and expenses from a decline in the cash surrender value of life insurance contracts associated with our benefit plans from a loss of $0.1 million for six months ended June 30, 2010 compared to a gain of $1.8 million in the same period last year, a non-recurring property sale of $0.7 million during the six months ended June 30, 2009, and a $0.6 million increase in new business costs incurred during the first six months of 2010 to evaluate potential acquisitions. In addition, interest expenses increased due to the issuance of $100 million first mortgage bonds on April 17, 2009, additional short-term borrowings of $43.2 million during 2010 on the unsecured revolving lines of credit, and additional other long-term debt of $7.9 million.
Operating Revenue
Operating revenue increased $5.3 million, or 3%, to $208.6 million in the six-month period ended June 30, 2010. As disclosed in the following table, the increase was primarily due to increases in rates, partially offset by reductions in usage by customers and other changes.
The factors that affected the operating revenue for the six-month period ended June 30, 2010 compared to 2009 are presented in the following table:

Rate increases	$12,379
Net change due to actual versus adopted results, usage, and other	(7,066)

Net changes in operating revenue	$5,313

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
The components of the rate increases are listed in the following table:

Purchased water offset increase	$6,428
Step rate increase	3,961
Balancing account adjustments	1,122
General rate case (GRC) increase	868

Total increase in rates	$12,379

Total Operating Expenses
Total operating expenses were $184.6 million for the six months ended June 30, 2010, versus $181.1 million for the same period in 2009, a 2% increase.
Water production expense consists of purchased water, purchased power and pump taxes. Water production expense represents the largest component of total operating expenses, accounting for approximately 39% of total operating expenses. Water production expenses increased $1.7 million in the six months ended June 30, 2010, or 2% compared to the same period last year due to increased cost of purchased water and purchased power. Our wholly-owned operating subsidiaries, Washington Water, New Mexico Water, and Hawaii Water obtain all of their water supply from wells.

Sources of water production as a percent of total water production are listed on the following table:

	Six Months Ended June 30
	2010	2009
Well production	47%	47%
Purchased	48%	49%
Surface	5%	4%

Total	100%	100%

The components of water production costs are shown in the table below:

	Six Months Ended June 30
	2010	2009	Change
Purchased water	$56,272	$54,594	$1,678
Purchased power	12,583	12,127	456
Pump taxes	3,434	3,849	(415)

Total	$72,289	$70,570	$1,719

Purchased water cost increased due to higher prices from wholesalers. Total water production, measured in acre feet, decreased 10% for the first six months of 2010 compared to the same period last year due to lower customer usage. Purchased power costs increased due to higher prices from electric utilities.
Administration and general and other operations expenses were $64.2 million, decreasing $0.8 million, or 1%, for the six months ended June 30, 2010. The decrease was primarily attributable to an increase in the proportion of labor and benefit costs included in capital projects, lower outside service and legal fees, and a decline in employee healthcare costs during the six months ended June 30, 2010. These decreases were partially offset by higher employee costs due to wage increases and an increase in the number of employees.
Maintenance expense increased $1.2 million, or 13%, for the six months ended June 30, 2010, to $10.1 million due to an increase in repairs of mains, water treatment facilities, and wells. Depreciation and amortization expense increased $1.0 million, or 5%, because of 2009 capital additions.
Federal and state income taxes decreased $0.9 million, or 10%, for the six months ended June 30, 2010, due to the decline in pretax income. We expect the effective tax rate to be between 38% and 40% for 2010.
Other Income and Expense
Other income and expense, net of income taxes, was a loss of $0.1 million for the six months ended June 30, 2010, compared to income of $2.0 million in the same period last year, which was a decrease of $2.1 million. The decrease was primarily attributable to a $0.1 million decline in the cash surrender value of life insurance contracts associated with our benefit plans during the first six months of 2010 compared to a gain of $1.8 million during the first six months of 2009. In addition, there was a non-recurring property sale of $0.7 million during the first six months of 2009 and a $0.6 million increase in new business costs incurred during the first six months of 2010 to evaluate potential acquisitions.
Interest Expense
Net interest expense increased $1.9 million to $11.6 million for the period ended June 30, 2010 compared to the six-month period ended June 30, 2009. This increase was attributable to the additional interest on Cal Water’s first mortgage bonds, additional short-term borrowings of $43.2 million on the unsecured revolving lines of credit, and additional other long-term debt of $7.9 million during the six months ended June 30, 2010.
Company Health Care Benefits
During the month of March 2010, both the federal “Patient Protection and Affordable Care Act” (P.L. 111-148) and “Health Care and Education Reconciliation Act” (H.R. 4872) were enacted. The new federal health care laws eliminated future Company federal and state income tax deductions of approximately $11.4 million. We do not expect the new federal health care laws to significantly increase the Company’s health care and other costs during the calendar year ending December 31, 2010.

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
Remaining Unrecorded Balances from Previously Authorized Balancing Accounts Recoveries/Refunds
The total of unrecorded, under-collected memorandum and balancing accounts was approximately $1.5 million as of June 30, 2010. Included in this amount, Cal Water has amounts from districts that are pending further action when balances become large enough to warrant action of either recovery or refund.
2009 California General Rate Case Filing
On July 2, 2009, Cal Water filed its required application for a general review of rates for all operating districts and general operations. The application, A.09-07-001, requests an annual increase in rates of $70.6 million on January 1, 2011, $24.8 million on January 1, 2012, and $24.8 million on January 1, 2013. The filing marks the beginning of an eighteen month review process. On June 28, 2010, Cal Water filed a settlement of most issues in the proceeding with the Commission’s Division of Ratepayer Advocates and several other parties. Based on its past practice, the Commission will consider the settlement but is not obligated to approve it. The Commission may also approve only portions of the settlement. However, if the settlement were adopted in whole, it would add $34.3 million to annual gross revenue beginning in January 2011. Cal Water expects the Commission will issue its decision in the fourth quarter of 2011. The Commission is generally required under state law to allow Cal Water interim rates and an effective date of January 1, 2011 if a decision is not rendered in the proceeding by that date.
Request for MTBE regulatory treatment
On July 8, 2009, Cal Water filed an application requesting the CPUC adopt ratemaking treatment of proceeds from its partial settlement of MTBE contamination litigation. Cal Water has requested that all of the proceeds be reinvested in infrastructure to treat or replace MTBE-contaminated facilities. In addition, Cal Water has requested that 50% of the reinvestment be included in rate base upon which Cal Water could earn its authorized fair and reasonable rate of return. The remaining 50% of the settlement proceeds would be included in rate base as contributions in aid of construction which does not earn a return. Cal Water has also requested specific regulatory treatment of future settlement or litigation proceeds that may occur in the consolidated MTBE cases. On August 3, 2010, in a separate industry-wide proceeding, the CPUC issued a draft decision in its review of general policies for accounting treatment of contamination proceeds. The draft decision would make it the obligation of water utilities to pursue polluters through litigation. As a result, the Commission under the draft would consider litigation expenses and proceeds normal business operations and not allow litigation proceeds to earn a rate of return except in extraordinary circumstances. Under its proposal the Commission could allow other adjustments, again in limited circumstances, which could reward companies for pursuit of litigation awards which exceed damage incurred. If this decision were adopted as proposed, Cal Water’s application would be unlikely to be granted, as Cal Water’s damages from MTBE contamination exceed the settlement proceeds. A draft decision may be approved as proposed, amended, or rejected in favor of another recommendation. Cal Water and others have the opportunity to comment on the draft decision. We believe the proposed draft decision is not in the best interest of the Company or ratepayers and therefore, Cal Water will work with other water utilities to recommend changes to the draft decision to provide a balanced approach that will minimize risks to the Company and ratepayers. The Commission may take those comments into account to modify the proposal. Cal Water expects a final determination in the general policy proceeding to be made before December 31, 2010.
2010 Regulatory Activity to Date
In February, March, and April 2010, Cal Water filed advice letters to offset increased purchased water and pump tax rates in seven of its regulated districts totaling $17.1 million in annual revenue. Under CPUC advice letter processing rules, Cal Water charges the rates in expense offset advice letters to its customers upon filing. These rates were approved during the months of March, April, and May 2010. However, expense offsets are dollar-for-dollar increases in revenue to match increased expenses and interact with the WRAM and MCBA mechanisms so that net operating income is not affected by an offset increase.
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
In April and May, 2010, Cal Water filed advice letters for nineteen districts to recoup the net balance of the WRAM and MCBA from 2008 and 2009. The total requested was $11.4 million. The recovery period requested was between twelve and eighteen months, consistent from past practice, from the date of advice letter approval. Advice letters for eleven of the districts were approved as filed. The Commission required Cal Water to lengthen the recovery period for balances in fifteen of the districts. While preliminarily implementing the longer recovery periods, Cal Water has appealed the Commission’s ruling and expects to propose other regulatory remedies to ensure that balances are recovered within 24 months of the end of the accounting period. Cal Water cannot determine the outcome of this appeal or other remedies at this time.
In May 2010, as allowed in the Commission’s 2007 Rate Case Plan, Cal Water filed advice letters to establish interim rates for eight districts. The effective date for these interim rates was July 1, 2010. These advice letters do not immediately impact revenues. The interim rate changes will be adjusted once the Commission has issued a determination in Cal Water’s 2009 GRC, expected in the fourth quarter of 2010.
In May 2010, Cal Water filed for escalation rate increases effective in July for seven districts totaling $4.2 million in annual revenues. These rate changes were effective as filed.
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

LIQUIDITY
Cash flows from Operations
Cash flows from operations were $32.9 million for the six months ended June 30, 2010. Cash flows from operations is primarily generated by net income and changes in our operating assets and liabilities. Cash generated by operations varies during the year due to the timing of customer billings, contributions to our benefit plans, vendor payments, bond principal payments, and other long-term debt payments.
During the six months ended June 30, 2010, we made contributions to our pension and retiree health care plan of $6.6 million compared to $17.9 million paid during the six months ended June 30, 2009. As approved in the 2007 General Rate Case, we increased the funding level of our pension and retiree health care plan from $27.5 million during 2009 to $29.1 million during 2010.
Bond principal and other long-term debt payments were $12.2 million during the six months ended June 30, 2010, compared to $5.4 million during the same period last year.
The water business is seasonal. Revenue is lower in the cooler winter months and higher in the warm summer months. This seasonality results in the possible need for short-term borrowings under the bank lines of credit in the event cash is not available during the cooler winter months. The increase in cash flows during the summer months allows short-term borrowings to be paid down. Short-term borrowings are used to finance capital expenditures until long-term financing is arranged.
Investing Activities
During the six months ended June 30, 2010, we had company and developer funded capital expenditures of $60.5 million. For 2010, our capital budget is approximately $120 to $140 million.
Financing Activities
During the first six months ended June 30, 2010, there were no equity offerings; however, we borrowed $43.2 million on our bank lines of credit and added new long-term debt of $7.9 million. Advances and contributions in aid of construction increased $1.6 million during the six months ended June 30, 2010, which was offset by refunds to developers of $3.0 million during the six months ended June 30, 2010. Dividend payments were higher than the prior year due to an increased dividend rate paid in the current year.
Short-Term and Long-Term Debt
Short-term liquidity is provided by bank lines of credit funds extended to us and certain of our subsidiaries and by internally generated funds. Long-term financing is accomplished through the use of both debt and equity. As of June 30, 2010, there were short-term borrowings of $55.2 million outstanding on the unsecured revolving line of credit compared to $12.0 million as of June 30, 2009.
Given our ability to access our lines of credit on a daily basis, cash balances are managed to levels required for daily cash needs and excess cash is invested in short-term or cash equivalent instruments. Minimal operating levels of cash are maintained for Washington Water, New Mexico Water, and Hawaii Water.
California Water Service Group and subsidiaries which it designates may borrow up to $50 million under the Company’s short-term credit facility. California Water Service Company may borrow up to $250 million under its credit facility; however, all borrowings need to be repaid within twelve months unless otherwise authorized by the CPUC.
Both short-term credit agreements contain affirmative and negative covenants and events of default customary for credit facilities of this type including, among other things, limitations and prohibitions relating to additional indebtedness, liens, mergers, and asset sales. Also, these unsecured credit agreements contain financial covenants governing the Company and its subsidiaries’ consolidated total capitalization ratio and interest coverage ratio. As of June 30, 2010, we have met all of the covenant requirements and are eligible to use the full amounts of these credit agreements.

There was $7.9 million of new debt added to long-term debt during the six months ended June 30, 2010, and we made principal payments on Cal Water’s first mortgage bonds and other long-term debt of $12.2 million during the six months ended June 30, 2010.
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
Dividends, Book Value and Shareholders
The second quarter common stock dividend of $0.2975 per share was paid on May 21, 2010, compared to a quarterly dividend in the second quarter of 2009 of $0.2950. This was Cal Water’s 261st consecutive quarterly dividend. Annualized, the 2010 dividend rate is $1.19 per common share, compared to $1.18 in 2009. For the full year 2009, the payout ratio was 61% of net income. On a long-term basis, our goal is to achieve a dividend payout ratio of 60% of net income accomplished through future earnings growth.
At its July 28, 2010 meeting, the Board declared the third quarter dividend of $0.2975 per share payable on August 20, 2010, to stockholders of record on August 9, 2010. This will be our 262nd consecutive quarterly dividend.
2010 Financing Plan
Cal Water is currently reviewing its financing needs for the balance of 2010 and 2011. We intend to fund our capital needs in future periods through a relatively balanced approach between long-term debt and equity. The Company and Cal Water have a three-year syndicated unsecured revolving line of credit of $50 million and $250 million, respectively for short-term borrowings. As of June 30, 2010, the Company’s availability on these unsecured revolving lines of credit was $244.9 million.
Book Value and Stockholders of Record
Book value per common share was $20.25 at June 30, 2010 compared to $20.26 at December 31, 2009.
There are approximately 2,569 (not in thousands) stockholders of record for our common stock, as of our record date, July 29, 2010.
Utility Plant Expenditures
During the six months ended June 30, 2010, capital expenditures totaled $60.5 million for company-funded and developer-funded projects. The planned 2010 company-funded capital expenditure budget is approximately $120 to $140 million. The actual amount may vary from the budget number due to timing of actual payments related to current year projects and prior year projects. We do not control third-party-funded capital expenditures and therefore are unable to estimate the amount of such projects for 2010.
At June 30, 2010, construction work in progress was $124.4 million compared to $116.9 million at June 30, 2009. Work in progress includes projects that are under construction but not yet complete and placed in service.
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

California’s normal weather pattern yields little precipitation between mid-spring and mid-fall. The Washington Water service areas receive precipitation in all seasons, with the heaviest amounts during the winter. New Mexico Water’s rainfall is heaviest in the summer monsoon season. Hawaii Water receives precipitation throughout the year, with the largest amounts in the winter months. Water usage in all service areas is highest during the warm and dry summers and declines in the cool winter months. Rain and snow during the winter months replenish underground water aquifers and fill reservoirs, providing the water supply for subsequent delivery to customers. To date, snowpack water content and rainfall accumulation during the 2009 — 2010 water year is 109% of normal (as of July 1, 2010 per the California Department of Water Resources). Precipitation in the prior year was below average. Management believes that supply pumped from underground aquifers and purchased from wholesale suppliers will be adequate to meet customer demand during 2010 and beyond. However, water rationing may be required if declared by the state or local jurisdictions. Long-term water supply plans are developed for each of our districts to help assure an adequate water supply under various operating and supply conditions. Some districts have unique challenges in meeting water quality standards, but management believes that supplies will meet current standards using current treatment processes.
CONTRACTUAL OBLIGATIONS
During the six-months ended June 30, 2010, there were no material changes in contractual obligations outside the normal course of business.
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
Our management, with the participation of our CEO and our CFO, evaluated the effectiveness of our disclosure controls and procedures on July 22, 2010, for the period ended June 30, 2010. Based on that evaluation, we concluded that our disclosure controls and procedures were effective at the reasonable assurance level.
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
The Company has recorded the proceeds to replace the infrastructure damaged or lost due to the MTBE contamination in accordance with the Internal Revenue Code Section 1033. This treatment will reduce the tax basis of the replacement property and therefore deferring any taxable gain.
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
The Company has filed in San Mateo County Superior Court a complaint (California Water Service Company v. The Dow Chemical Company, et al. CIV 473093) against potentially responsible parties that manufactured and distributed products in California, which contained perchloroethylene, also known as tetrachloroethylene (PCE) for recovery of past, present, and future treatment costs. The case has not been consolidated with other PCE cases. Discovery is underway and no trial date has yet been set.
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

Item 4. (Removed and Reserved)
Item 6.
EXHIBITS

Exhibit	Description
31.1	Chief Executive Officer certification of financial statements pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

31.2	Chief Financial Officer certification of financial statements pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

32	Chief Executive Officer and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

101.INS †	XBRL Instance Document

101.SCH †	XBRL Taxonomy Extension Schema

101.CAL †	XBRL Taxonomy Extension Calculation Linkbase

101.LAB †	XBRL Taxonomy Extension Label Linkbase

101.PRE †	XBRL Taxonomy Extension Presentation Linkbase

†	The financial information contained in these XBRL documents is unaudited and is furnished, not filed with the Commission.

SIGNATURES
     Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 6, 2010	CALIFORNIA WATER SERVICE GROUP Registrant
	By:	/s/ Martin A. Kropelnicki
Martin A. Kropelnicki
Vice President, Chief Financial Officer and Treasurer

Exhibit Index

Exhibit	Description
31.1	Chief Executive Officer certification of financial statements pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

31.2	Chief Financial Officer certification of financial statements pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

32	Chief Executive Officer and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

101.INS †	XBRL Instance Document

101.SCH †	XBRL Taxonomy Extension Schema

101.CAL †	XBRL Taxonomy Extension Calculation Linkbase

101.LAB †	XBRL Taxonomy Extension Label Linkbase

101.PRE †	XBRL Taxonomy Extension Presentation Linkbase

†	The financial information contained in these XBRL documents is unaudited and is furnished, not filed with the Commission.