Form 10-Q
period 2010-09-30
CALIFORNIA WATER SERVICE GROUP
filed 2010-11-05
CIK 1035201

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act) Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common shares outstanding as of November 2, 2010 — 20,830,303

Page
PART I Financial Information	3
Item 1 Financial Statements	3
Condensed Consolidated Balance Sheets (unaudited) as of September 30, 2010 and December 31, 2009	3
Condensed Consolidated Statements of Income (unaudited) For the Three Months Ended September 30, 2010 and 2009	4
Condensed Consolidated Statements of Income (unaudited) For the Nine months ended September 30, 2010 and 2009	5
Condensed Consolidated Statements of Cash Flows (unaudited) For the Nine months ended September 30, 2010 and 2009	6
Notes to Unaudited Condensed Consolidated Financial Statements	7
Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3 Quantitative and Qualitative Disclosure about Market Risk	32
Item 4 Controls and Procedures	32
PART II Other Information	33
Item 1 Legal Proceedings	33
Item 6 Exhibits	34
Signatures	35
Index to Exhibits	36
EX-10.1
EX-10.2
EX-31.1
EX-31.2
EX-32
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART I FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
The condensed consolidated financial statements presented in this filing on Form 10-Q have been prepared by management and are unaudited.
CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited
(In thousands, except per share data)

	September 30,	December 31,
	2010	2009
ASSETS
Utility plant:
Utility plant	$1,819,330	$1,709,062
Less accumulated depreciation and amortization	(538,919)	(510,985)

Net utility plant	1,280,411	1,198,077

Current assets:
Cash and cash equivalents	9,738	9,866
Receivables:
Customers	33,606	25,567
Regulatory balancing accounts	6,898	10,513
Other	5,699	9,043
Unbilled revenue	21,602	13,417
Materials and supplies at weighted average cost	5,925	5,530
Taxes, prepaid expenses and other assets	8,260	18,305

Total current assets	91,728	92,241

Other assets:
Regulatory assets	223,724	204,104
Goodwill	2,615	2,615
Other assets	33,462	28,544

Total other assets	259,801	235,263

	$1,631,940	$1,525,581

CAPITALIZATION AND LIABILITIES
Capitalization:
Common stock, $.01 par value	$208	$208
Additional paid-in capital	217,147	215,528
Retained earnings	219,127	204,898

Total common stockholders’ equity	436,482	420,634
Long-term debt, less current maturities	380,285	374,269

Total capitalization	816,767	794,903

Current liabilities:
Current maturities of long-term debt	2,374	12,953
Short-term borrowings	56,250	12,000
Accounts payable	47,827	43,689
Regulatory balancing accounts	586	2,430
Accrued interest	8,991	4,258
Accrued expenses and other liabilities	39,511	35,028

Total current liabilities	155,539	110,358

Unamortized investment tax credits	2,318	2,318
Deferred income taxes, net	103,866	91,851
Pension and postretirement benefits other than pensions	143,619	137,127
Regulatory and other liabilities	88,839	85,780
Advances for construction	187,646	185,027
Contributions in aid of construction	133,346	118,217

	$1,631,940	$1,525,581

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Unaudited
(In thousands, except per share data)

	Three Months Ended September 30,
	2010	2009
Operating revenue	$146,349	$139,167

Operating expenses:
Operations:
Water production costs	54,634	48,898
Administrative and general	17,794	19,084
Other operations	14,889	14,639
Maintenance	4,853	4,405
Depreciation and amortization	10,934	10,259
Income taxes	12,825	13,417
Property and other taxes	4,555	4,371

Total operating expenses	120,484	115,073

Net operating income	25,865	24,094

Other income and expenses:
Non-regulated revenue	3,850	5,194
Non-regulated expenses, net	(2,214)	(3,464)
Gain on sale of non-utility property	33	—
Income taxes (expense) on other income and expenses	(674)	(702)

Net other income and expenses	995	1,028

Interest expense:
Interest expense	6,958	6,480
Less: capitalized interest	(484)	(950)

Net interest expense	6,474	5,530

Net income	$20,386	$19,592

Earnings per share
Basic	$0.98	$0.94

Diluted	$0.98	$0.94

Weighted average shares outstanding
Basic	20,811	20,745

Diluted	20,824	20,767

Dividends declared per share of common stock	$0.2975	$0.2950

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Unaudited
(In thousands, except per share data)

	Nine Months Ended September 30,
	2010	2009
Operating revenue	$354,942	$342,447

Operating expenses:
Operations:
Water production costs	126,923	119,468
Administrative and general	53,718	57,331
Other operations	43,204	41,425
Maintenance	14,962	13,352
Depreciation and amortization	32,364	30,739
Income taxes	21,324	21,438
Property and other taxes	12,545	12,371

Total operating expenses	305,040	296,124

Net operating income	49,902	46,323

Other income and expenses:
Non-regulated revenue	10,963	11,173
Non-regulated expenses, net	(9,451)	(6,826)
Gain on sale of non-utility property	33	675
Income taxes (expense) on other income and expenses	(614)	(2,032)

Net other income and expense	931	2,990

Interest expense:
Interest expense	20,386	17,480
Less: capitalized interest	(2,338)	(2,270)

Net interest expense	18,048	15,210

Net income	$32,785	$34,103

Earnings per share
Basic	$1.58	$1.64

Diluted	$1.58	$1.64

Weighted average shares outstanding
Basic	20,798	20,740

Diluted	20,812	20,765

Dividends declared per share of common stock	$0.8925	$0.8850

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
(In thousands)

	Nine Months Ended September 30,
	2010	2009
Operating activities
Net income	$32,785	$34,103

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	34,588	32,178
Gain on sale of non-utility property	(33)	(675)
Change in value of life insurance contracts	(1,308)	(3,555)
Other changes in noncurrent assets and liabilities	2,708	11,975
Changes in operating assets and liabilities:
Receivables	(9,265)	(31,449)
Accounts payable	4,236	15,561
Other current assets	6,659	4,572
Other current liabilities	9,217	13,689
Other changes, net	(2,121)	764

Net adjustments	44,681	43,060

Net cash provided by operating activities	77,466	77,163

Investing activities:
Utility plant expenditures	(99,341)	(86,410)
Purchase of life insurance	(1,798)	(1,711)
Proceeds on sale of non-utility property	33	750
Restricted cash decrease	2,991	—

Net cash used in investing activities	(98,115)	(87,371)

Financing activities:
Short-term borrowings	71,250	20,000
Repayment of short-term borrowing	(27,000)	(48,000)
Advances and contributions in aid of construction	3,258	3,642
Refunds of advances for construction	(4,687)	(4,354)
Dividends paid	(18,556)	(18,353)
Proceeds from long-term debt, net of issuance cost	7,969	96,706
Repayment of long-term debt	(12,532)	(5,751)
Issuance of common stock	819	30

Net cash provided by financing activities	20,521	43,920

Change in cash and cash equivalents	(128)	33,712
Cash and cash equivalents at beginning of period	9,866	13,869

Cash and cash equivalents at end of period	$9,738	$47,581

Supplemental information
Cash paid for interest, net of interest capitalized	$11,287	$8,717
Cash paid for income taxes	$68	$717
Supplemental disclosure of non-cash activities:
Accrued payables for investments in utility plant	$7,756	$8,013
Utility plant contribution by developers	$26,045	$13,940
See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

CALIFORNIA WATER SERVICE GROUP
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2010
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
The balances in the WRAM and MCBA assets and liabilities accounts fluctuate on a monthly basis depending upon the variance between adopted and actual results. The recovery or refund of the WRAM is netted against the MCBA over- or under-recovery for the corresponding district and is interest bearing at the current ninety day commercial paper rate. When the net amount for any district achieves a pre-determined level at the end of any calendar year (i.e., at least 2.5% over- or under-recovery of the approved revenue requirement), Cal Water will file with the CPUC to refund or collect the balance in the accounts. Account balances less than those levels may be refunded or collected in Cal Water’s general rate case proceedings or aggregated with future calendar year balances for comparison with the recovery level. As of September 30, 2010 included in the net regulatory balancing accounts, current and long-term assets were $6.8 million and $23.7 million, respectively, and the net regulatory balancing accounts current and long-term liabilities were $0.6 million and $2.5 million, respectively. As of December 31, 2009, included in the net regulatory balancing accounts, current and long-term assets were $10.5 million and $5.1 million, respectively, and the net regulatory balancing accounts current and long-term liabilities were $2.4 million and $0.9 million, respectively.
Note 3. Stock-based Compensation
Long-Term Incentive Plan
On April 27, 2005, the stockholders approved an equity incentive plan, which replaced the Company’s previous Long-Term Incentive Plan. The Long-Term Incentive Plan allowed granting of nonqualified stock options, some of which are currently outstanding. There will be no future grants made under the Long-Term Incentive Plan. The Company had accounted for options using the intrinsic value method. Options were granted at an exercise price that was not less than the per share common stock market price on the date of grant. The options vested over four years at a rate of 25% per year on the anniversary date of the date of grant and are exercisable over a ten-year period. At September 30, 2010, options are fully vested and exercisable at a weighted average price of $25.22. No options were granted and 27,250 shares were exercised during the nine-month period ended September 30, 2010. All options will expire in 2012.
Equity Incentive Plan
The Company’s Equity Incentive Plan, which was approved by shareholders on April 27, 2005, is authorized to issue up to 1,000,000 shares of common stock. As of September 30, 2010 and 2009, the Company granted Restricted Stock Awards (RSAs) of 38,286 and 21,000 shares, respectively, of common stock both to officers and to directors of the Company. Employee options vest ratably over forty-eight months, while director options become fully vested at the end of twelve months. In the third quarters of 2010 and 2009, the shares were valued at $35.48 and $38.38 per share, respectively, based upon the fair market value of the Company’s common stock on the date of grant.
During the first nine months of 2009, the Company granted Stock Appreciation Rights (SARs) to officers of 71,500 shares, which vest ratably over forty-eight months and expire at the end of ten years. The Company has not granted any SARs in 2010.
The Company has recorded compensation costs for the RSAs and SARs in Operating Expense in the amount of $0.8 million for each of the nine months ended September 30, 2010 and September 30, 2009.

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
The SARs outstanding of 180,210 were anti-dilutive for the third quarter of 2010 and 2009. All options are dilutive and the dilutive effect is shown in the table below.
(In thousands, except per share data)

	Three Months Ended September 30
	2010	2009
Net income available to common stockholders	$20,386	$19,592

Weighted average common shares, basic	20,811	20,745
Dilutive common stock options (treasury method)	13	22

Shares used for dilutive computation	20,824	20,767

Net income per share — basic	$0.98	$0.94

Net income per share — diluted	$0.98	$0.94

	Nine months ended September 30
	2010	2009
Net income available to common stockholders	$32,785	$34,103

Weighted average common shares, basic	20,798	20,740
Dilutive common stock options (treasury method)	14	25

Shares used for dilutive computation	20,812	20,765

Net income per share — basic	$1.58	$1.64

Net income per share — diluted	$1.58	$1.64

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
Cash payments by the Company related to pension plans and other postretirement benefits were $13.2 million for the nine months ended September 30, 2010. The estimated cash contribution to the pension plans during 2010 is $24.3 million. The estimated contribution to the other benefits plan during 2010 is $5.6 million.

The following table lists components of the pension plans and other postretirement benefits. The data listed under “pension plan” includes the qualified pension plan and the non-qualified supplemental executive retirement plan. The data listed under “other benefits” is for all other postretirement benefits.

	Three Months Ended September 30				Nine Months Ended September 30
	Pension Plan		Other Benefits		Pension Plan		Other Benefits
	2010	2009	2010	2009	2010	2009	2010	2009
Service cost	$2,654	$2,279	$813	$728	$7,557	$6,839	$2,399	$2,186
Interest cost	3,612	3,088	739	703	10,276	9,264	2,305	2,111
Expected return on plan assets	(2,068)	(1,788)	(278)	(196)	(6,171)	(5,366)	(836)	(589)
Recognized net initial APBO (1)	N/A	N/A	69	69	N/A	N/A	207	207
Amortization of prior service cost	1,649	1,533	29	29	4,947	4,599	87	87
Recognized net actuarial loss	922	482	332	406	1,971	1,448	1,117	1,217

Net periodic benefit cost	$6,769	$5,594	$1,704	$1,739	$18,580	$16,784	$5,279	$5,219

(1)	APBO — Accumulated postretirement benefit obligation
Note 6. Short-term and Long-term Borrowings
California Water Service Group and subsidiaries which it designates may borrow up to $50 million under the Company’s short-term credit facility. Cal Water may borrow up to $250 million under its separate credit facility; however, all borrowings need to be repaid within twelve months unless otherwise authorized by the CPUC.
The short-term unsecured credit agreement applicable to each credit facility contains affirmative and negative covenants and events of default customary for credit facilities of this type including, among other things, limitations and prohibitions relating to additional indebtedness, liens, mergers, and asset sales. Also, each unsecured credit agreement contains financial covenants governing the Company and its subsidiaries’ consolidated total capitalization ratio and interest coverage ratio. As of September 30, 2010, the Company had met all borrowing covenants for both credit agreements.
As of September 30, 2010 and 2009, the outstanding borrowings on the Company lines of credit were $22.3 million and $12 million, respectively, and outstanding borrowings on the Cal Water lines of credit were $34.0 million and none, respectively.
During the nine months ended September 30, 2010, we added new long-term debt of $8.0 million to fund Cal Water and Washington Water capital projects and repaid debt of $12.5 million.
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

The Company is involved in a lawsuit against major oil refineries regarding the contamination of the ground water as a result of the gas additive Methyl tert-butyl ether (MTBE). The Company entered into a partial settlement with the defendants in April of 2008 that represent approximately 70% of the responsible parties (as determined by the Superior Court). On October 22, 2008, the Company received $34.2 million after deducting attorneys’ fees and litigation expenses. The Company is aggressively pursuing legal action against the remaining responsible parties. On July 8, 2009, Cal Water filed an application requesting the CPUC adopt ratemaking treatment of proceeds from its partial settlement of MTBE contamination litigation. Cal Water requested that all of the proceeds be reinvested in infrastructure to treat or replace MTBE-contaminated facilities. In addition, Cal Water requested that 50% of the reinvestment be included in rate base upon which Cal Water could earn its authorized fair and reasonable rate of return. The remaining 50% of the settlement proceeds would be included in rate base as contributions in aid of construction which does not earn a return. Cal Water also requested specific regulatory treatment of future settlement or litigation proceeds that may occur in the consolidated MTBE cases. As an interim step, Cal Water and the CPUC’s Division of Ratepayer Advocates agreed to track all proceeds and remediation costs in a memorandum account for future disposition. This treatment removes from rate base certain capital projects which were constructed to replace or treat for MTBE and records them in a memorandum account as of the effective date of the 2009 General Rate Case.
On October 14, 2010, in a separate industry-wide proceeding, the CPUC issued an interim decision in its review of general policies for accounting treatment of contamination proceeds. The interim decision would require all proceeds to be used first to pay transactional expenses, then to make ratepayers whole for costs to ensure the water system complies with the Commission’s water quality standards. The interim decision allows for a risk-based consideration of proceeds which exceed the costs of the remediation described above and may result in some sharing of excess, or “net” proceeds. The interim decision also allows the utility to track litigation and settlement proceeds, along with transactional costs and remediation costs, in a memorandum account. It directs the utility to include a request for disposition of its memorandum account in a general rate case. When an agreement is reached with the Commission regarding the regulatory treatment, the Company will adjust the accounting of the settlement, accordingly.
The Company has recorded the proceeds to replace the infrastructure damaged or lost due to the MTBE contamination in accordance with Section 1033 of the Internal Revenue Code. This treatment will reduce the tax basis of the replacement property and therefore defer any taxable gain.
As previously reported, the Company has jointly filed with the City of Bakersfield a lawsuit in the Superior Court of California, that names potentially responsible parties that manufactured and distributed products containing 1,2,3 trichloropropane (TCP) in California. TCP has been detected in the ground water. The lawsuit seeks to recover treatment costs necessary to remove TCP. The Court has now coordinated our action with other water purveyor cases (TCP Cases JCCP 4435) in San Bernardino County. No trial date has yet been set. The Company has entered into a settlement with one of the distributor defendants, FMC Corporation. The Company will record the proceeds in a memorandum account until the Commission approves an allocation between ratepayers and shareholders.
The Company has filed in San Mateo County Superior Court a complaint (California Water Service Company v. The Dow Chemical Company, et al. CIV 473093) against potentially responsible parties that manufactured and distributed products in California containing perchloroethylene, also known as tetrachloroethylene (PCE) for recovery of past, present, and future treatment costs. The case has not been consolidated with other PCE cases. Discovery is underway and no trial date has yet been set.
Other Legal Matters
From time to time, the Company has been named as a co-defendant in several asbestos related lawsuits. Several of these cases against the Company have been dismissed without prejudice. In other cases the Company’s contractors and insurance policy carriers have settled the cases with no effect on the Company’s financial statements. As such the Company does not currently believe there is any potential loss probable of occurring related to these matters and therefore no accrual or contingency has been recorded.
From time to time, the Company is involved in various disputes and litigation matters that arise in the ordinary course of business. The status of each significant matter is reviewed and assessed for potential financial exposure. If the potential loss from any claim or legal proceeding is considered probable and the amount of the range of loss can be estimated, a liability is accrued for the estimated loss in accordance with the accounting standards for contingencies. Legal proceedings are subject to uncertainties, and the outcomes are difficult to predict. Because of such uncertainties, accruals are based on the best information available at the time. While the outcome of these disputes and litigation matters cannot be predicted with any certainty, management does not believe that when taking into account existing reserves the ultimate resolution of these matters will materially affect the Company’s financial position, results of operations, or cash flows.
Note 8. Fair Value of Financial Instruments
For those financial instruments for which it is practicable to estimate a fair value, the following methods and assumptions were used. For cash equivalents, accounts receivable and accounts payable, the carrying amounts approximated the fair value because of the short-term maturity of the instruments. The fair value of the Company’s long-term debt was estimated at $397.1 million and $366.9 million as of September 30, 2010 and December 31, 2009, respectively, using the published quoted market price, if available, or otherwise a discounted cash flow analysis, based on the current rates available to the Company for debt of similar maturities and credit risk. The book value of the long-term debt was $380.3 million and $373.5 million as of September 30, 2010 and December 31, 2009, respectively. The fair value of advances for construction contracts was estimated at $76.1 million as of September 30, 2010 and $73.8 million as of December 31, 2009, based on broker quotes.
Note 9. Condensed Consolidating Financial Statements
The following tables present the condensed consolidating statements of income of California Water Service Group (Guarantor and Parent), Cal Water (issuer and wholly-owned consolidated subsidiary of California Water Service Group) and other wholly-owned subsidiaries of the Company for the nine-month periods ended September 30, 2010 and 2009, the condensed consolidating statements of cash flows for the nine months ended September 30, 2010 and 2009 and the condensed consolidating balance sheets as of September 30, 2010 and December 31, 2009. The information is presented utilizing the equity method of accounting for investments in consolidating subsidiaries.

CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATING BALANCE SHEET
As of September 30, 2010
(In thousands)

	Parent		All Other	Consolidating
	Company	Cal Water	Subsidiaries	Adjustments	Consolidated
ASSETS
Utility plant:
Utility plant	$—	$1,688,711	$137,818	$(7,199)	$1,819,330
Less accumulated depreciation and amortization	—	(513,346)	(26,801)	1,228	(538,919)

Net utility plant	—	1,175,365	111,017	(5,971)	1,280,411

Current assets:
Cash and cash equivalents	—	6,342	3,396	—	9,738
Receivables and unbilled revenue	51	63,509	4,245	—	67,805
Receivables from affiliates	26,316	10,998	3,144	(40,458)	—
Other current assets	55	13,062	1,068	—	14,185

Total current assets	26,422	93,911	11,853	(40,458)	91,728

Other assets:
Regulatory assets	—	221,731	1,993	—	223,724
Investments in affiliates	435,583	—	—	(435,583)	—
Long-term affiliate notes receivable	9,311	—	—	(9,311)	—
Other assets	605	28,458	7,218	(204)	36,077

Total other assets	445,499	250,189	9,211	(445,098)	259,801

	$471,921	$1,519,465	$132,081	$(491,527)	$1,631,940

CAPITALIZATION AND LIABILITIES
Capitalization:
Common stockholders’ equity	$436,483	$403,658	$37,668	$(441,327)	$436,482
Affiliate long-term debt	—	—	9,311	(9,311)	—
Long-term debt, less current maturities	—	376,028	4,257	—	380,285

Total capitalization	436,483	779,686	51,236	(450,638)	816,767

Current liabilities:
Current maturities of long-term debt	—	1,709	665	—	2,374
Short-term borrowings	22,250	34,000	—	—	56,250
Payables to affiliates	11,643	272	28,543	(40,458)	—
Accounts payable	—	44,010	4,403	—	48,413
Accrued expenses and other liabilities	1,545	41,661	5,244	52	48,502

Total current liabilities	35,438	121,652	38,855	(40,406)	155,539
Unamortized investment tax credits	—	2,318	—	—	2,318
Deferred income taxes, net	—	102,009	2,340	(483)	103,866
Pension and postretirement benefits other than pensions	—	143,619	—	—	143,619
Regulatory and other liabilities	—	77,676	11,163	—	88,839
Advances for construction	—	186,106	1,540	—	187,646
Contributions in aid of construction	—	106,399	26,947	—	133,346

	$471,921	$1,519,465	$132,081	$(491,527)	$1,631,940

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

CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATING STATEMENT OF INCOME
For the three months ended September 30, 2010
(In thousands)

	Parent		All Other	Consolidating
	Company	Cal Water	Subsidiaries	Adjustments	Consolidated
Operating revenue	$—	$137,410	$8,939	$—	$146,349

Operating expenses:
Operations:
Water production costs	—	52,288	2,346	—	54,634
Administrative and general	37	15,976	1,781	—	17,794
Other operations	—	13,158	1,985	(254)	14,889
Maintenance	—	4,673	180	—	4,853
Depreciation and amortization	—	10,141	858	(65)	10,934
Income taxes (benefit)	(662)	13,288	(210)	409	12,825
Property and other taxes	—	3,941	614	—	4,555

Total operating expenses	(625)	113,465	7,554	90	120,484

Net operating income	625	23,945	1,385	(90)	25,865

Other Income and Expenses:
Non-regulated revenue	588	2,638	1,395	(771)	3,850
Non-regulated expense, net	—	(1,007)	(1,207)	—	(2,214)
Gain on sale on non-utility property	—	33	—	—	33
Income tax (expense) on other income and expense	(240)	(678)	(137)	381	(674)

Net other income and expense	348	986	51	(390)	995

Interest:
Interest expense	215	6,693	695	(645)	6,958
Less: capitalized interest	—	(752)	268	—	(484)

Net interest expense	215	5,941	963	(645)	6,474

Gross income	758	18,990	473	165	20,386

Equity earnings of subsidiaries	19,628	—	—	(19,628)	—

Net income	$20,386	$18,990	$473	$(19,463)	$20,386

CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATING STATEMENT OF INCOME
For the nine months ended September 30, 2010
(In thousands)

	Parent		All Other	Consolidating
	Company	Cal Water	Subsidiaries	Adjustments	Consolidated
Operating revenue	$—	$332,399	$22,543	$—	$354,942

Operating expenses:
Operations:
Water production costs	—	120,311	6,612	—	126,923
Administrative and general	37	47,997	5,684	—	53,718
Other operations	—	37,885	5,698	(379)	43,204
Maintenance	—	14,429	533	—	14,962
Depreciation and amortization	—	30,421	2,041	(98)	32,364
Income taxes (benefit)	(757)	21,910	(2)	173	21,324
Property and other taxes	—	10,889	1,656	—	12,545

Total operating expenses	(720)	283,842	22,222	(304)	305,040

Net operating income	720	48,557	321	304	49,902

Other Income and Expenses:
Non-regulated revenue	1,118	7,410	4,109	(1,674)	10,963
Non-regulated expense, net	—	(6,182)	(3,269)	—	(9,451)
Gain on sale on non-utility property	—	33	—	—	33
Income tax (expense) on other income and expense	(456)	(514)	(407)	763	(614)

Net other income and expense	662	747	433	(911)	931

Interest:
Interest expense	449	19,792	1,440	(1,295)	20,386
Less: capitalized interest	—	(2,012)	(326)	—	(2,338)

Net interest expense	449	17,780	1,114	(1,295)	18,048

Gross income	933	31,524	(360)	688	32,785

Equity earnings of subsidiaries	31,852	—	—	(31,852)	—

Net income	$32,785	$31,524	$(360)	$(31,164)	$32,785

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

CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the nine months ended September 30, 2010
(In thousands)

	Parent		All Other	Consolidating
	Company	Cal Water	Subsidiaries	Adjustments	Consolidated
Operating activities:
Net income	$32,785	$31,524	$(360)	$(31,164)	$32,785

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity earnings of subsidiaries	(31,852)	—	—	31,852	—
Dividends received from affiliates	18,556	—	—	(18,556)	—
Depreciation and amortization	—	32,420	2,266	(98)	34,588
Gain on sale of non-utility property	—	(33)	—	—	(33)
Change in value of life insurance contracts	—	(1,308)	—	—	(1,308)
Other changes in noncurrent assets and liabilities	—	2,169	1,169	(630)	2,708
Changes in operating assets and liabilities:
Net increase (decrease) in advances to affiliates	(15,522)	2,089	13,433	—	—
Other changes, net	1,252	6,554	880	40	8,726

Net adjustments	(27,566)	41,891	17,748	12,608	44,681

Net cash provided by (used in) operating activities	5,219	73,415	17,388	(18,556)	77,466

Investing activities:
Utility plant expenditures	—	(84,418)	(14,923)	—	(99,341)
Sale of non-utility property	—	33	—	—	33
Proceeds from affiliates long-term debt	1,736	—	—	(1,736)	—
Purchase of life insurance	—	(1,798)	—	—	(1,798)
Restricted cash decrease	—	2,991	—	—	2,991

Net cash provided by (used in) investing activities	1,736	(83,192)	(14,923)	(1,736)	(98,115)

Financing Activities:
Short-term borrowings	12,250	59,000	—	—	71,250
Repayment of short-term borrowings	(2,000)	(25,000)	—	—	(27,000)
Reduction of affiliate notes receivable	—	—	(1,736)	1,736	—
Proceeds from long-term debt	—	5,805	2,164	—	7,969
Repayment of long-term debt	—	(11,214)	(1,318)	—	(12,532)
Advances and contributions in aid for construction	—	3,190	68	—	3,258
Refunds of advances for construction	—	(4,669)	(18)	—	(4,687)
Dividends paid to non-affiliates	(18,556)	—	—	—	(18,556)
Dividends paid to affiliates	—	(16,993)	(1,563)	18,556	—
Issuance of common stock	819	—	—	—	819

Net cash provided by (used in) financing activities	(7,487)	10,119	(2,403)	20,292	20,521

Change in cash and cash equivalents	(532)	342	62	—	(128)
Cash and cash equivalents at beginning of period	532	6,000	3,334	—	9,866

Cash and cash equivalents at end of period	$—	$6,342	$3,396	$—	$9,738

CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the nine months ended September 30, 2009
(In thousands)

	Parent		All Other	Consolidating
	Company	Cal Water	Subsidiaries	Adjustments	Consolidated
Operating activities:
Net income	$34,103	$33,236	$607	$(33,843)	$34,103

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity earnings of subsidiaries	(33,904)	—	—	33,904	—
Dividends received from affiliates	18,353	—	—	(18,353)	—
Depreciation and amortization	—	30,043	2,238	(103)	32,178
Gain on sale of non-utility property	—	(675)	—	—	(675)
Change in value of life insurance contracts	—	(3,555)	—	—	(3,555)
Other changes in noncurrent assets and liabilities	(1,490)	12,564	896	5	11,975
Changes in operating assets and liabilities:
Net increase (decrease) in advances to affiliates	1,193	138	(1,331)	—	—
Other changes, net	117	2,673	310	37	3,137

Net adjustments	(15,731)	41,188	2,113	15,490	43,060

Net cash provided by (used in) operating activities	18,372	74,424	2,720	(18,353)	77,163

Investing activities:
Utility plant expenditures	—	(78,850)	(7,560)	—	(86,410)
Sale of non-utility property	—	750	—	—	750
Purchase of life insurance	—	(1,711)	—	—	(1,711)
Reduction of loans to affiliates	415	—	—	(415)	—

Net cash provided by (used in) investing activities	415	(79,811)	(7,560)	(415)	(87,371)

Financing Activities:
Short-term borrowings	—	20,000	—	—	20,000
Repayment of short-term borrowings	—	(48,000)	—	—	(48,000)
Reduction of affiliate notes receivable	—	—	(415)	415	—
Proceeds from long-term debt, net of issuance cost of $3,390	—	96,610	96	—	96,706
Repayment of long-term debt	—	(5,116)	(635)	—	(5,751)
Advances and contributions in aid for construction	—	3,347	295	—	3,642
Refunds of advances for construction	—	(4,263)	(91)	—	(4,354)
Dividends paid to non-affiliates	(18,353)	—	—	—	(18,353)
Dividends paid to affiliates	—	(16,874)	(1,479)	18,353	—
Issuance of common stock	30	—	—	—	30

Net cash provided by (used in) financing activities	(18,323)	45,704	(2,229)	18,768	43,920

Change in cash and cash equivalents	464	40,317	(7,069)	—	33,712
Cash and cash equivalents at beginning of period	427	3,025	10,417	—	13,869

Cash and cash equivalents at end of period	$891	$43,342	$3,348	$—	$47,581

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
CRITICAL ACCOUNTING POLICIES
We maintain our accounting records in accordance with accounting principles generally accepted in the United States of America (GAAP) and as directed by the regulatory commissions to which we are subject. The process of preparing financial statements in accordance with GAAP requires the use of estimates and assumptions on the part of management. The estimates and assumptions used by management are based on historical experience and our understanding of current facts and circumstances. Management believes that the following accounting policies are critical because they involve a higher degree of complexity and judgment, and can have a material impact on our results of operations and financial condition. These policies and their key characteristics are discussed in detail in the Company’s annual report on Form 10-K for the year ended December 31, 2009. They include:
•	revenue recognition and the water revenue adjustment mechanism;

•	expense balancing and memorandum accounts;

•	modified cost balancing accounts;

•	regulatory utility accounting;

•	income taxes;

•	pension benefits;

•	workers’ compensation and other claims;

•	goodwill accounting and evaluation for impairment; and

•	contingencies
For the three and nine-month periods ended September 30, 2010, there were no changes in the methodology for computing critical accounting estimates, no additional accounting estimates met the standards for critical accounting policies, and there were no material changes to the important assumptions underlying the critical accounting estimates.

RESULTS OF THIRD QUARTER 2010 OPERATIONS COMPARED TO
THIRD QUARTER 2009 OPERATIONS
Amounts in thousands except share data
Overview
Third quarter of 2010 net income was $20.4 million or $0.98 per diluted common share compared to net income of $19.6 million or $0.94 per diluted common share in the third quarter of 2009. The increase in net income is primarily attributable to rate increases and lower administrative and general expenses during the third quarter of 2010 compared to the prior year.
Operating Revenue
Operating revenue increased $7.2 million or 5.2% to $146.3 million in the third quarter of 2010, primarily due to increases in rates.
The factors that impacted the operating revenue for the third quarter of 2010 compared to 2009 are presented in the following table:

Rate increases	$9,071
Usage by new customers	472
Net change due to actual versus adopted results, usage, and other	(2,361)

Net operating revenue increase	$7,182

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
     The components of the rate increases are listed in the following table:

Purchased water offset increases	$7,603
Step-rate increases	1,330
Balancing account adjustments and other	138

Total rate increases	$9,071

In California, general rate case (GRC) rate increases are for a forward–looking three year period with annual step rate increases for the three-year GRC cycle. Step rate changes can increase or decrease net income. Purchased water offset rate changes are for purchased water supplier rate changes that were not included in customer GRC and/or step water rates. Purchased water offset changes do not affect net operating income and are collectible from customers (or refunded to customers) in future rates designed to offset cost changes from suppliers. Balancing account adjustments and other rate changes are mostly for purchased power supplier rate changes, pump tax usage fee changes, and other operating cost changes that were not included in customer GRC and/or step water rates. These rate changes can increase or decrease net income and are collectible from customers (or refunded to customers) in future rates designed to offset cost changes from suppliers.
Total Operating Expenses
Total operating expenses were $120.5 million for the third quarter of 2010, versus $115.1 million for the same period in 2009, a 4.7% increase.
Water production expense consists of purchased water, purchased power, and pump taxes. It represents the largest component of total operating expenses, accounting for approximately 45% of total operating expenses in the third quarter of 2010. Water production expenses increased 5% compared to the same period last year due to increased cost of purchased water and purchased power. Our wholly-owned operating subsidiaries, Washington Water, New Mexico Water and Hawaii Water, obtain all of their water supply from wells.
Sources of water as a percent of total water production are listed in the following table:

	Three Months Ended September 30
	2010	2009
Well production	51%	51%
Purchased	43%	46%
Surface	6%	3%

Total	100%	100%

     The components of water production costs are shown in the table below:

	Three Months Ended September 30
	2010	2009	Change
Purchased water	$40,514	$35,326	$5,188
Purchased power	10,832	10,089	743
Pump taxes	3,288	3,483	(195)

Total	$54,634	$48,898	$5,736

Purchased water costs increased due to price increases from water wholesalers and an increase in customer usage. Total water production, measured in acre feet, increased by 2% during the third quarter of 2010 as compared with the third quarter of 2009. Purchased power costs increased due to higher prices from electric utilities.
Administrative, general expense, and other operations expense were $32.7 million for the third quarter of 2010 compared to $33.7 million for the third quarter of 2009. Pension costs, employee benefit costs, and payroll cost increases were offset by an increase in the proportion of labor and benefit costs included in capital projects and a reduction in legal costs and outside service costs during the third quarter of 2010 compared to the third quarter of 2009. On January 1, 2010, wage increases became effective and there was an increase in the number of employees. There were 1,041 and 976 employees at September 30, 2010 and at September 30, 2009, respectively.
Maintenance expenses increased by 10% to $4.9 million in the third quarter of 2010 compared to $4.4 million in the third quarter of 2009, due to an increase in main and service repairs. Depreciation and amortization expense increased $0.7 million, or 7%, because of 2009 capital additions.
Federal and state income taxes charged to operating expenses and other income and expenses decreased $0.6 million, from a provision of $14.1 million in the third quarter of 2009 to $13.5 million in the third quarter of 2010. The decrease is due to a change in pretax income and in the effective tax rate recognized in the third quarter of 2010 compared to the third quarter of 2009 due to revised permanent differences.
Other Income and Expense
Other income and expense, net of income taxes, was a gain of $1.0 million for the three months ended September 30, 2010 and September 30, 2009, respectively. Overall, revenues and expenses decreased during the current year due to a decline in our construction activity or that of developers.
Interest Expense
Net interest expense increased $0.9 million to $6.5 million for the three-month period ended September 30, 2010 compared to the three-month period ended September 30, 2009. This increase was attributable to interest on short-term borrowings of $56.3 million on the unsecured revolving lines of credit and a reduction to capitalized interest due to construction projects placed into service during the third quarter of 2010.

RESULTS OF THE NINE MONTHS ENDED SEPTEMBER 2010 COMPARED TO
THE NINE MONTHS ENDED SEPTEMBER 2009 OPERATIONS
Amounts in thousands except per share data
Overview
Net income for the nine-month period ended September 30, 2010, was $32.8 million, or $1.58 per diluted common share compared to net income of $34.1 million or $1.64 per diluted common share for the nine months ended September 30, 2009. The decrease in net income is primarily attributable to the decrease in non-regulated income due to lower unrealized gains on benefit plans life insurance policy investments and an increase of interest expense attributable to borrowings on the unsecured revolving lines of credit in 2010.
Operating Revenue
Operating revenue increased $12.5 million, or 3.6%, to $354.9 million in the nine-month period ended September 30, 2010, as compared to the same period in the prior year. As disclosed in the following table, the increase was primarily due to increases in rates and usage by new customers.
The factors that affected the operating revenue for the nine-month period ended September 30, 2010 compared to the nine-month period ended September 30, 2009 are presented in the following table:

Rate increases	$21,450
Increase in usage by new customers	1,657
Net change due to actual verses adopted results, usage, and other	(10,612)

Net changes in operating revenue	$12,495

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
     The components of the rate increases are listed in the following table:

Purchased water offset increase	$14,033
General Rate Case (GRC) increase	5,388
Step rate increase	1,330
Balancing account adjustments and other	699

Total rate increases	$21,450

GRC rate increases recover operating costs and capital requirements filed on a forward–looking basis in California, a combination of a forward-looking and historical cost basis in Hawaii, and a historical cost basis in Washington and New Mexico. GRC decisions typically authorize immediate rate increases. In California, GRC rate increases are for a forward–looking three year period with annual step rate increases for the three-year GRC cycle. In Hawaii, Washington, and New Mexico, GRC rate increases can be filed each year if needed. These rate changes can increase or decrease net income. Purchased water offset rate changes are for purchased water supplier rate changes that were not included in customer GRC and/or step water rates. Purchased water offset changes do not affect net income and are collectible from customers (or refunded to customers) in future rates designed to offset cost changes from suppliers. Balancing account adjustments and other rate changes are mostly for purchased power supplier rate changes, pump tax usage fee changes, and other operating cost changes that were not included in customer GRC and/or step water rates. These rate changes can increase or decrease net income and are collectible from customers (or refunded to customers) in future rates designed to offset cost changes from suppliers.

Total Operating Expenses
Total operating expenses were $305.0 million for the nine months ended September 30, 2010, versus $296.1 million for the same period in 2009, a 5% increase.
Water production expense consists of purchased water, purchased power and pump taxes. Water production expense represents the largest component of total operating expenses, accounting for approximately 42% of total operating expenses. Water production expenses increased $7.5 million in the nine months ended September 30, 2010, or 6%, compared to the same period last year due to increased cost of purchased water and purchased power. Our wholly-owned operating subsidiaries, Washington Water, New Mexico Water and Hawaii Water, obtain all of their water supply from wells.
Sources of water production as a percent of total water production are listed on the following table:

	Nine months ended September 30
	2010	2009
Well production	49%	49%
Purchased	45%	48%
Surface	6%	3%

Total	100%	100%

     The components of water production costs are shown in the table below:

	Nine months ended September 30
	2010	2009	Change
Purchased water	$96,786	$89,920	$6,866
Purchased power	23,416	22,216	1,199
Pump taxes	6,721	7,332	(610)

Total	$126,923	$119,468	$7,455

Purchased water cost increased due to higher prices from wholesalers. Total water production, measured in acre feet, decreased 5% for the first nine months of 2010 compared to the same period last year due to lower customer usage primarily attributable to voluntary conservation and cooler weather. Purchased power costs increased due to higher prices from electric utilities.
Administration and general and other operations expenses were $96.9 million, decreasing $1.8 million, or 2%, for the nine months ended September 30, 2010, as compared to the same period in the prior year. The decrease was primarily attributable to an increase in the proportion of labor and benefit costs included in capital projects, lower outside service costs and lower legal fees. These decreases were partially offset by higher employee costs due to wage increases and an increase in the number of employees. At September 30, 2010, there were 1,041 employees and at September 30, 2009, there were 976 employees.
Maintenance expense increased $1.6 million, or 12%, for the nine months ended September 30, 2010, as compared to the same period in the prior year, to $15.0 million due to an increase in repairs of mains, water treatment facilities, and wells. Depreciation and amortization expense increased $1.6 million as compared to the same period in the prior year, or 5%, because of 2009 capital additions.
Federal and state income taxes decreased $1.5 million, or 7%, for the nine months ended September 30, 2010, compared to the prior years, due to the decline in pretax income and a change in the effective tax rate due to permanent differences. We expect the effective tax rate to be between 40% and 40.5% for 2010.
Other Income and Expense
Other income and expense, net of income taxes, was income of $0.9 million for the nine months ended September 30, 2010, compared to income of $3.0 million in the same period last year, which was a decrease of $2.1 million. The decrease was primarily attributable to an unrealized gain of $1.3 million due to an increase in the cash surrender value of life insurance contracts associated with our benefit plans during the first nine months of 2010 compared to an unrealized gain of $3.6 million during the first nine months of 2009. In addition, there was a non-recurring property sale of $0.7 million during the first nine months of 2009 and a non-recurring $0.6 million increase in new business costs incurred during the first nine months of 2010 to evaluate potential acquisitions.
Interest Expense
Net interest expense increased $2.8 million to $18.1 million for the nine-month period ended September 30, 2010 compared to the nine-month period ended September 30, 2009. This increase was attributable to borrowings of $56.3 million on the unsecured revolving lines of during the nine months ended September 30, 2010.
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
GRCs, escalation rate increase filings, and offset filings change rates to amounts that will remain in effect until the next GRC. The CPUC follows a rate case plan, which requires Cal Water to file a GRC for each of its twenty-four regulated operating districts every three years. In a GRC proceeding, the CPUC not only considers the utility’s rate setting requests, but may also consider other issues that affect the utility’s rates and operations. Effective in 2004, Cal Water’s GRC schedule was shifted from a calendar year to a fiscal year with test years commencing on July 1st of each year. Effective in 2011, Cal Water will shift back to a calendar year, with test years commencing on January 1st of each year. The CPUC is generally required to issue its GRC decision prior to the first day of the test year or authorize interim rates. Effective with the 2009 GRC, the processing time is scheduled for eighteen months with rates to be effective on January 1, 2011.
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
Remaining Unrecorded Balances from Previously Authorized Balancing Accounts Recoveries/Refunds
The total of unrecorded, under-collected memorandum and balancing accounts was approximately $1.5 million as of September 30, 2010, which includes amounts from districts that are pending further action when balances become large enough to warrant action of either recovery or refund.
2009 California General Rate Case Filing
On July 2, 2009, Cal Water filed its required application for a general review of rates for all operating districts and general operations. The application, A.09-07-001, requests an annual increase in rates of $70.6 million on January 1, 2011, $24.8 million on January 1, 2012, and $24.8 million on January 1, 2013. The filing marks the beginning of an eighteen month review process. On June 28, 2010, Cal Water filed a settlement of most issues in the proceeding with the Commission’s Division of Ratepayer

Advocates and several other parties. On October 27, 2010, the CPUC issued a proposed decision on Cal Water’s 2009 GRC. The proposed decision approves the original settlement agreement announced by the Company on June 28, 2010, and the total gross revenue recommended in the settlement. In addition, in the third quarter, and since the original settlement filing, the Company received $9.8 million in offset and other rate increases, meaning the proposed decision would increase rates on January 1, 2011 by an additional $25.4 million. On January 1, 2012, the Company anticipates an attrition increase of $9.6 million. On January 1, 2013, the Company anticipates an additional attrition increase of $9.0 million. These attrition increases are estimated and may change if inflation rates change significantly. These increases are also subject to the results of an earnings test requirement. The proposed decision also adopts the previously announced ratemaking authorizations which would allow the Company to obtain up to another $7 million in gross revenue after certain capital projects are completed. The proposed decision cannot be approved by the Commission until completion of a 30-day comment period. The Commission may approve the proposed decision as written or may modify it based upon comments received. The Company cannot predict the timing of final Commission approval or whether any changes will be made before adoption.
Request for MTBE regulatory treatment
On July 8, 2009, Cal Water filed an application requesting that the CPUC adopt ratemaking treatment of proceeds from its partial settlement of MTBE contamination litigation. Cal Water requested that all of the proceeds be reinvested in infrastructure to treat or replace MTBE-contaminated facilities. In addition, Cal Water requested that 50% of the reinvestment be included in rate base upon which Cal Water could earn its authorized fair and reasonable rate of return. The remaining 50% of the settlement proceeds would be included in rate base as contributions in aid of construction, which does not earn a return. Cal Water also requested specific regulatory treatment of future settlement or litigation proceeds that may occur in the consolidated MTBE cases. As an interim step, Cal Water and the CPUC’s Division of Ratepayer Advocates agreed to track all proceeds and remediation costs in a memorandum account for future disposition. This treatment removes from rate base certain capital projects which were constructed to replace or treat for MTBE and records them in a memorandum account as of the effective date of the 2009 GRC.
On October 14, 2010, in a separate industry-wide proceeding, the CPUC issued an interim decision in its review of general policies for accounting treatment of contamination proceeds. The interim decision would require all proceeds to be used first to pay transactional expenses, then to make ratepayers whole for costs to ensure the water system complies with the Commission’s water quality standards. The interim decision allows for a risk-based consideration of proceeds which exceed the costs of the remediation described above and may result in some sharing of excess, or “net” proceeds. The interim decision also allows the utility to track litigation and settlement proceeds, along with transactional costs and remediation costs, in a memorandum account and directs the utility to include a request for disposition of its memorandum account in a general rate case.
Because treatment or replacement of Cal Water’s MTBE contaminated wells will occur over a number of years, and because litigation continues with remaining defendants, a final disposition of Cal Water’s memorandum account will occur at an unknown future date.
2010 Regulatory Activity to Date
In February, March, and April 2010, Cal Water filed advice letters to offset increased purchased water and pump tax rates in seven of its regulated districts totaling $17.1 million in annual revenue. Under CPUC advice letter processing rules, Cal Water charges the rates in expense offset advice letters to its customers upon filing. These rates were approved during the months of March, April, and May 2010, respectively. However, expense offsets are dollar-for-dollar increases in revenue to match increased expenses and interact with the WRAM and MCBA mechanisms so that net operating income is not affected by an offset increase.
On January 7, 2010, Cal Water filed an application for additional financing authority with the CPUC. This request was approved on September 23, 2010 and the CPUC’s decision authorizes Cal Water to issue $350 million of debt and common stock to finance capital projects and operations.
On January 12, 2010, Cal Water filed an advice letter to collect the balance of the Dominguez Synergies memorandum account by surcharge for twelve months. This was approved in February 2010 and adds monthly fixed charges to bills for eight districts, totaling $0.8 million over the recovery period.
In April and May, 2010, Cal Water filed advice letters for nineteen districts to recoup the net balance of the WRAM and MCBA from 2008 and 2009. The total amount requested was $11.4 million. The recovery period requested was between twelve and eighteen months, consistent with past practice, from the date of advice letter approval. Advice letters for thirteen of the districts were approved as filed. The Commission staff required Cal Water to lengthen the recovery period for balances in six of the districts. While preliminarily implementing the longer recovery periods, Cal Water has appealed the Commission’s ruling by filing an application, in conjunction with other investor-owned water companies, and with the advice of the CPUC’s Division of Ratepayer Advocates, to modify the language of the decision authorizing the WRAM and MCBA regulatory accounting mechanisms to ensure that past and future balances are recovered within 24 months of the end of the accounting period. Cal Water cannot determine the timing or outcome of this application at this time.
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
During the quarter, Cal Water filed an advice letter to request an increase in its surcharge of the Low Income Ratepayer Assistance (LIRA) program. The LIRA program is a pass-through transfer of surcharge revenue from most customers to fund bill credits for low-income customers. Cal Water records the balancing account, consistent with Commission practice, as a regulatory asset. The request for an increased surcharge was originally denied by the CPUC staff, but Cal Water expects to resolve staff concerns which will allow the requested relief. Cal Water cannot determine the timing of this regulatory approval at this time.
During the quarter, Cal Water filed advice letters to offset increased purchased water and pump tax rates in eight of its regulated districts totaling $7.0 million in annual revenue. Under CPUC advice letter processing rules, Cal Water charges the rates in expense offset advice letters to its customers upon filing. These rates were approved in August 2010. However, expense offsets are dollar-for-dollar increases in revenue to match increased expenses and interact with the WRAM and MCBA mechanisms so that net operating income is not affected by an offset increase.
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
During the calendar year, Hawaii Water plans to file general rate increase applications with the Hawaii Public Utilities Commission (HPUC) for certain service areas. Hawaii Water expects the HPUC to rule in 2011 on its requests. However, these applications have not been filed at this time and therefore Hawaii Water cannot determine the final amount of rate relief these filings will generate.
LIQUIDITY
Cash flows from Operations
Cash flows from operations were $77.5 million for the nine months ended September 30, 2010. Cash flows from operations is primarily generated by net income and changes in our operating assets and liabilities. Cash generated by operations varies during the year due to the timing of customer billings, contributions to our benefit plans, and vendor payments.
During the nine months ended September 30, 2010, we made contributions to our pension and retiree health care plan of $13.2 million compared to $23.7 million paid during the nine months ended September 30, 2009. As approved in the 2007 General Rate Case, we increased the funding level of our pension and retiree health care plan from $27.5 million during 2009 to $29.1 million during 2010.
Bond principal and other long-term debt payments were $12.5 million during the nine months ended September 30, 2010, compared to $5.8 million during the same period last year.

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
Investing Activities
During the nine months ended September 30, 2010, we had company and developer-funded capital expenditures of $99.3 million. For 2010, our capital budget is approximately $120 to $140 million.
Financing Activities
During the first nine months ended September 30, 2010, there were no equity offerings; however, we increased borrowings on our bank lines of credit to $56.3 million, added new long-term debt of $8.0 million, and repaid $12.5 million of long-term debt. Cal Water received CPUC approval of its financing application to issue up to $350 million of debt and equity to fund our capital needs and fund operations. We intend to fund our capital needs in future periods through a relatively balanced approach between long-term debt and equity. Advances and contributions in aid of construction were $3.3 million during the nine months ended September 30, 2010, which was offset by refunds to developers of $4.7 million during the nine months ended September 30, 2010. Dividend payments were higher than the prior year due to an increased dividend rate paid in the current year.
Short-Term and Long-Term Debt
Short-term liquidity is provided by bank lines of credit funds extended to us and certain of our subsidiaries and by internally generated funds. Long-term financing is accomplished through the use of both debt and equity. As of September 30, 2010, there were short-term borrowings of $56.3 million outstanding on the line of credit as compared to short-term bank borrowings of $12.0 million at December 31, 2009.
We made principal payments on our First Mortgage Bonds and other long-term debt payments of $12.5 million during the nine months ended September 30, 2010. First Mortgage Bond Series K, in the amount of $10 million, was paid during the first nine months of 2010. We issued $100 million of First Mortgage Bonds in 2009. In connection with this issuance, Cal Water’s outstanding senior notes in the aggregate principal amount of $260 million were exchanged for First Mortgage Bonds with the same interest rate and maturities as the previously outstanding senior notes for which they were exchanged.
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
Dividends, Book Value and Shareholders
The third quarter common stock dividend of $0.2975 per share was paid on August 20, 2010, compared to a quarterly dividend in the third quarter of 2009 of $0.2950. This was Cal Water’s 262nd consecutive quarterly dividend. On an annualized basis, the 2010 dividend rate is $1.19 per common share, compared to $1.18 in 2009. For the full year 2009, the payout ratio was 61% of net income. On a long-term basis, our goal is to achieve a dividend payout ratio of 60% of net income accomplished through future earnings growth.
At its October 27, 2010 meeting, the Board declared the fourth quarter dividend of $0.2975 per share payable on November 19, 2010, to stockholders of record on November 8, 2010. This will be our 263rd consecutive quarterly dividend.

2010 Financing Plan
Cal Water is currently reviewing its financing needs for the balance of 2010 and 2011. We intend to fund our capital needs in future periods through a relatively balanced approach between long-term debt and equity. The Company and Cal Water have a three-year syndicated unsecured revolving line of credit of $50 million and $250 million, respectively for short-term borrowings. As of September 30, 2010, the amount of borrowings available to the Company on these unsecured revolving lines of credit was $243.7 million. Cal Water received CPUC approval of its financing application to issue up to $350 million of debt and equity to finance capital projects and operations.
Book Value and Stockholders of Record
Book value per common share was $20.95 at September 30, 2010 compared to $20.26 at December 31, 2009.
There are approximately 2,542 (not in thousands) stockholders of record for our common stock, as of October 28, 2010.
Utility Plant Expenditures
During the nine months ended September 30, 2010, capital expenditures totaled $99.3 million for company-funded and developer-funded projects. The planned 2010 company-funded capital expenditure budget is approximately $120 to $140 million. The actual amount may vary from the budget number due to timing of actual payments related to current year projects and prior year projects. We do not control third-party-funded capital expenditures and therefore are unable to estimate the amount of such projects for 2010.
At September 30, 2010, construction work in progress was $141.0 million compared to $126.3 million at September 30, 2009. Work in progress includes projects that are under construction but not yet complete and placed in service.
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
California’s normal weather pattern yields little precipitation between mid-spring and mid-fall. The Washington Water service areas receive precipitation in all seasons, with the heaviest amounts during the winter. New Mexico Water’s rainfall is heaviest in the summer monsoon season. Hawaii Water receives precipitation throughout the year, with the largest amounts in the winter months. Water usage in all service areas is highest during the warm and dry summers and declines in the cool winter months. Rain and snow during the winter months replenish underground water aquifers and fill reservoirs, providing the water supply for future delivery to customers. To date, snowpack water content and rainfall accumulation during the 2009 — 2010 water year is 107% of normal (as of October 1, 2010 per the California Department of Water Resources). Precipitation in the prior year was below average. Management believes that supply pumped from underground aquifers and purchased from wholesale suppliers will be adequate to meet customer demand during 2010 and beyond. However, water rationing may be required if declared by the state or local jurisdictions. Long-term water supply plans are developed for each of our districts to help assure an adequate water supply under various operating and supply conditions. Some districts have unique challenges in meeting water quality standards, but management believes that supplies will meet current standards using current treatment processes.
CONTRACTUAL OBLIGATIONS
During the nine months ended September 30, 2010, there were no material changes in contractual obligations outside the normal course of business.

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
Historically, the CPUC’s balancing account or offsetable expense procedures allowed for increases in purchased water and purchased power costs to be passed on to consumers. Traditionally, a significant percentage of our net income and cash flows comes from California regulated operations; therefore, the CPUC’s actions have a significant impact on our business. See Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies -Expense Balancing and Memorandum Accounts” and “Regulatory Matters”.
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
Our management, with the participation of our CEO and our CFO, evaluated the effectiveness of our disclosure controls and procedures for the period ended September 30, 2010. Based on that evaluation, we concluded that our disclosure controls and procedures were effective at the reasonable assurance level.
(b) Changes to Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION
Item 1.
LEGAL PROCEEDINGS
Groundwater Contamination
The Company has been and is involved in litigation against third parties to recover past and future costs related to ground water contamination in our service areas. The cost of litigation is expensed as incurred and any settlement is first offset against such costs. Any settlement in excess of the cost to litigate is accounted for on a case by case basis, depending upon the nature of the settlement.
The Company is involved in a lawsuit against major oil refineries regarding the contamination of the ground water as a result of the gas additive Methyl tert-butyl ether (MTBE). The Company entered into a partial settlement with certain of the defendants in April of 2008 that represent approximately 70% of the responsible parties (as determined by the Superior Court). On October 22, 2008, the Company received $34.2 million after deducting attorneys’ fees and litigation expenses. The Company is aggressively pursuing legal action against the remaining responsible parties. The Company has filed with the Commission to determine the appropriate regulatory treatment of the proceeds. It anticipates that the proceeds will be used on MTBE qualified capital investments. When an agreement is reached with the Commission regarding the regulatory treatment, the Company will adjust the accounting of the settlement, accordingly.
The Company has recorded the proceeds to replace the infrastructure damaged or lost due to the MTBE contamination in accordance with Section 1033 of the Internal Revenue Code. This treatment will reduce the tax basis of the replacement property and therefore defer any taxable gain.
As previously reported, the Company has jointly filed with the City of Bakersfield a lawsuit in the Superior Court of California that names potentially responsible parties that manufactured and distributed products containing 1,2,3 trichloropropane (TCP) in California. TCP has been detected in the ground water. The lawsuit seeks to recover treatment costs necessary to remove TCP. The Court has now coordinated our action with other water purveyor cases (TCP Cases JCCP 4435) in San Bernardino County. No trial date has yet been set. The Company has entered into a settlement with one of the distributor defendants, FMC Corporation. The Company will record the proceeds in a memorandum account until the Commission approves an allocation between ratepayers and shareholders.
The Company has filed in San Mateo County Superior Court a complaint (California Water Service Company v. The Dow Chemical Company, et al. CIV 473093) against potentially responsible parties that manufactured and distributed products in California containing perchloroethylene, also known as tetrachloroethylene (PCE) for recovery of past, present, and future treatment costs. The case has not been consolidated with other PCE cases. Discovery is underway and no trial date has yet been set.
Other Legal Matters
From time to time, the Company has been named as a co-defendant in several asbestos related lawsuits. Several of these cases against the Company have been dismissed without prejudice. In other cases the Company’s contractors and insurance policy carriers have settled the cases with no effect on the Company’s financial statements. As such, the Company does not currently believe there is any potential loss that is more likely than not to occur related to these matters and therefore no accrual or contingency has been recorded.
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
Item 4. (Removed and Reserved)
Item 6. EXHIBITS

Exhibit	Description
10.1	Unsecured Credit Agreement dated as of October 27, 2009 among California Water Service Group and certain of it subsidiaries from time to time, as borrowers, Bank of America, N.A., as administrative agent, swing line lender and letter of credit issuer, Banc of America Securities LLC, as sole lead arranger and sole book manager, CoBank, ACB and Bank of China, Los Angeles Branch, as co-syndication agents, Compass Bank and U.S. Bank National Association, as co-documentation agents, and the other lender parties thereto.

10.2	Unsecured Credit Agreement dated as of October 27, 2009 among California Water Service Company, as borrower, Bank of America, N.A., as administrative agent, swing line lender and letter of credit issuer, Banc of America Securities LLC, as sole lead arranger and sole book manager, CoBank, ACB and Bank of China, Los Angeles Branch, as co-syndication agents, Compass Bank and U.S. Bank National Association, as co-documentation agents, and the other lender parties thereto

31.1	Chief Executive Officer certification of financial statements pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

31.2	Chief Financial Officer certification of financial statements pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

32	Chief Executive Officer and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

101.INS †	XBRL Instance Document

101.SCH †	XBRL Taxonomy Extension Schema

101.CAL †	XBRL Taxonomy Extension Calculation Linkbase

101.LAB †	XBRL Taxonomy Extension Label Linkbase

101.PRE †	XBRL Taxonomy Extension Presentation Linkbase

†	The financial information contained in these XBRL documents is unaudited and is furnished, not filed with the Commission.

SIGNATURES
Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CALIFORNIA WATER SERVICE GROUP Registrant
November 5, 2010
By:	/s/ Martin A. Kropelnicki
Martin A. Kropelnicki
Vice President, Chief Financial Officer and Treasurer

Exhibit Index

Exhibit	Description
10.1	Unsecured Credit Agreement dated as of October 27, 2009 among California Water Service Group and certain of it subsidiaries from time to time, as borrowers, Bank of America, N.A., as administrative agent, swing line lender and letter of credit issuer, Banc of America Securities LLC, as sole lead arranger and sole book manager, CoBank, ACB and Bank of China, Los Angeles Branch, as co-syndication agents, Compass Bank and U.S. Bank National Association, as co-documentation agents, and the other lender parties thereto.

10.2	Unsecured Credit Agreement dated as of October 27, 2009 among California Water Service Company, as borrower, Bank of America, N.A., as administrative agent, swing line lender and letter of credit issuer, Banc of America Securities LLC, as sole lead arranger and sole book manager, CoBank, ACB and Bank of China, Los Angeles Branch, as co-syndication agents, Compass Bank and U.S. Bank National Association, as co-documentation agents, and the other lender parties thereto.

31.1	Chief Executive Officer certification of financial statements pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

31.2	Chief Financial Officer certification of financial statements pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

32	Chief Executive Officer and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

101.INS †	XBRL Instance Document

101.SCH †	XBRL Taxonomy Extension Schema

101.CAL †	XBRL Taxonomy Extension Calculation Linkbase

101.LAB †	XBRL Taxonomy Extension Label Linkbase

101.PRE †	XBRL Taxonomy Extension Presentation Linkbase

†	The financial information contained in these XBRL documents is unaudited and is furnished, not filed with the Commission.