Form 10-K
period 2010-12-31
CALIFORNIA WATER SERVICE GROUP
filed 2011-03-01
CIK 1035201

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232,405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☑

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant was $743 million on June 30, 2010, the last business day of the registrant’s most recently completed second fiscal quarter. The valuation is based on the closing price of the registrant’s common stock as traded on the New York Stock Exchange.

Common stock outstanding at February 24, 2011, 20,833,303 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the California Water Service Group 2011 Annual Meeting are incorporated by reference into Part III hereof.

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

In light of these risks, uncertainties and assumptions, investors are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this annual report or as of the date of any document incorporated by reference in this annual report, as applicable. When considering forward-looking statements, investors should keep in mind the cautionary statements in this annual report and the documents incorporated by reference. We are not under any obligation, and we expressly disclaim any obligation, to update or alter any forward-looking statements, whether as a result of new information, future events or otherwise.

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

During the year ended December 31, 2010, there were no significant changes in the kind of products produced or services rendered or those provided by our operating subsidiaries, or in the markets or methods of distribution.

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

Regulated Business

California water operations are conducted by the Cal Water and CWS Utility Services entities, which provide service to approximately 470,200 customers in 83 California communities through 26 separate districts. Of these 26 districts, 24 districts are regulated water systems, which are subject to regulation by the California Public Utilities Commission (CPUC). The other 2 districts, the City of Hawthorne and the City of Commerce, are governed through their respective city councils and are outside of the CPUC’s jurisdiction. California water operations account for approximately 94% of our total customers and approximately 94% of our total consolidated operating revenue.

Hawaii Water provides service to approximately 4,200 water and wastewater customers on the islands of Maui and Hawaii, including several large resorts and condominium complexes. Hawaii’s regulated operations are subject to the jurisdiction of the Hawaii Public Utilities Commission. Hawaii Water accounts for less than 1% of our total customers and approximately 4% of our total operating revenue. HWS Utility Services LLC was organized in 2007 and began non-regulated operations in January 2008.

Washington Water provides domestic water service to approximately 15,700 customers in the Tacoma and Olympia areas. Washington Water’s utility operations are regulated by the Washington Utilities and Transportation Commission. Washington Water accounts for approximately 3% of our total customers and approximately 2% of our total consolidated operating revenue.

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

The state regulatory bodies governing our regulated operations are referred to as the Commissions in this annual report. Rates and operations for regulated customers are subject to the jurisdiction of the respective state’s regulatory commission. The Commissions require that water and wastewater rates for each regulated district be independently determined. The Commissions are expected to authorize rates sufficient to recover normal operating expenses and allow the utility to earn a fair and reasonable return on invested capital.

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

In February 1996, we entered into an agreement to operate the City of Hawthorne water system. The system, which is located near the Hermosa-Redondo district, serves about half of Hawthorne’s population. The agreement required us to make an up-front $6.5 million lease payment to the city that is being amortized over the lease term. Additionally, annual lease payments of $0.2 million are made to the city and indexed to changes in water rates. Under the lease we are responsible for all aspects of system operation and capital improvements, although title to the system and system improvements reside with the city. In exchange, we receive all revenue from the water system, which was $7.5 million, $6.1 million and $5.2 million in 2010, 2009, and 2008, respectively. At the end of the lease, the city is required to reimburse us for the unamortized value of capital improvements made during the term of the lease. The 15-year lease expired in February 2011 and was extended on a month-to-month basis. The City of Hawthorne is in the process of determining how they will handle their water system and we plan to submit a proposal to the City during 2011 to provide these services for an additional fifteen year period

In July 2003, an agreement was negotiated with the City of Commerce to lease and operate its water system. The lease requires us to pay $0.8 million per year in monthly installments and pay $200 per acre-foot for water usage exceeding 2,000 acre-feet per year plus a percentage of certain operational savings that may be realized.

Under the lease agreement, we are responsible for all aspects of the system’s operations. The city is responsible for capital expenditures, and title to the system and system improvements resides with the city. We bear the risks of operation and collection of amounts billed to customers. The agreement includes a procedure to request rate changes for costs changes outside of our control and other cost changes. In exchange, we receive all revenue from the system, which totaled $1.8 million in 2010, $1.7 million in 2009 and $2.0 million in 2008. The City of Commerce lease is a 15-year lease and expires in 2018.

The City of Hawthorne and the City of Commerce leases revenues are governed through their respective city councils and are considered non-regulated because they are outside of the CPUC’s jurisdiction. We report revenue and expenses for the City of Hawthorne and City of Commerce leases in operating revenue and operating expenses because we are entitled to retain all customer billings and are generally responsible for all operating expenses.

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

The revenue from these activities is not included in operating revenue, and therefore is reported below net operating income on the income statement. Due to the variety of services provided and activities being outside of our core business, the number of customers is not tracked for these non-regulated activities, except customers for the City of Hawthorne and the City of Commerce.

We provide operating and maintenance, meter reading and customer billing services for several municipalities in California. We also provide sewer and refuse billing services to several municipalities.

We lease antenna sites to telecommunication companies, which place equipment at various Company-owned sites. Lease revenues totaled $2.2 million, $2.0 million, and $2.0 million in 2010, 2009 and 2008, respectively. The antennas are used in cellular phone and personal communication applications. We continue to negotiate new leases for similar uses.

In 2006, we started an Extended Service Protection program (ESP) in California covering certain repairs to residential customer’s water line between the meter and the home. The non-regulated program was operated by CWS Utility Services. Typically the utility is responsible for servicing and maintaining the water line up to and including the meter. The home owner is responsible for the water line from the meter to the house. In late 2007, we contracted with Home Service USA to replace the ESP program with an insurance product. Home Service USA now provides water line protection insurance, sewer line protection insurance, and internal plumbing protection insurance to Cal Water’s customers. Cal Water includes charges for these optional non-tariffed services on its bills and CWS Utility Services facilitates marketing these products to its customers. Revenues for these services were $2.0 million, $1.7 million, and $1.5 million in 2010, 2009, and 2008, respectively.

In the first quarter of 2008, the Company’s wholly-owned subsidiary HWS Utility Services, LLC, acquired contracts to operate and maintain water and wastewater systems in Hawaii. The purchase price of $1.3 million was amortized over calendar years 2008, 2009, and 2010.

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

Geographical Service Areas and Number of Customers at Year-end

Our principal markets are users of water within our service areas. Most of the geographical service areas are regulated; however, the City of Hawthorne and City of Commerce are included due to similarities in structure and risk of operations. The approximate number of customers served in each district is as follows:

Regulated Customers, City of Hawthorne and City of Commerce Customers at December 31, (rounded to the nearest hundred)

	2010	2009

SAN FRANCISCO BAY AREA
Mid-Peninsula (serving San Mateo and San Carlos)	36,400	36,200
South San Francisco (including Colma and Broadmoor)	16,900	16,800
Bear Gulch (serving portions of Menlo Park, Atherton, Woodside and Portola Valley)	18,800	18,600
Los Altos (including portions of Cupertino, Los Altos Hills, Mountain View and Sunnyvale)	18,700	18,700
Livermore	18,300	18,200

	109,100	108,500

SACRAMENTO VALLEY
Chico (including Hamilton City)	27,900	27,700
Oroville	3,600	3,600
Marysville	3,700	3,700
Dixon	2,900	2,800
Willows	2,400	2,400
Redwood Valley (Lucerne, Duncans Mills, Guerneville, Dillon Beach, Noel Heights & portions of Santa Rosa)	2,000	2,000

	42,500	42,200

SALINAS VALLEY
Salinas	28,000	27,900
King City	2,500	2,500

	30,500	30,400

	2010	2009

SAN JOAQUIN VALLEY
Bakersfield	67,600	66,900
Stockton	42,800	42,400
Visalia	40,300	39,800
Selma	6,100	6,000
Kern River Valley	4,300	4,300
Antelope Valley (Fremont Valley, Lake Hughes, Lancaster & Leona Valley)	1,400	1,400

	162,500	160,800

LOS ANGELES AREA
East Los Angeles (including portions of the City of Commerce service area)	26,700	26,600
Hermosa-Redondo (serving Hermosa Beach, Redondo Beach and a portion of Torrance)	26,600	26,500
Dominguez (Carson and portions of Compton, Harbor City, Long Beach, Los Angeles and Torrance)	33,800	33,700
Palos Verdes (including Palos Verdes Estates, Rancho Palos Verdes, Rolling Hills Estates and Rolling Hills)	24,100	24,000
Westlake (a portion of Thousand Oaks)	7,000	7,000
Hawthorne and Commerce (leased municipal systems)	7,400	7,400

	125,600	125,200

CALIFORNIA TOTAL	470,200	467,100
HAWAII	4,200	4,200
NEW MEXICO	7,800	7,800
WASHINGTON	15,700	15,600

COMPANY TOTAL	497,900	494,700

Rates and Regulation

The state regulatory commissions have plenary powers setting rates and operating standards. As such, state commission decisions significantly impact the Company’s revenues, earnings, and cash flows. The amounts discussed herein are generally annual amounts, unless specifically stated, and the financial impact to recorded revenue is expected to occur over a 12-month period from the effective date of the decision. In California, water utilities are required to make several different types of filings. Most filings result in rate changes that remain in place until the next General Rate Case (GRC). As explained below, surcharges and surcredits to recover balancing and memorandum accounts as well as general rate case interim rate catch-up surcharges are temporary rate changes, which have specific time frames for recovery.

GRCs, escalation rate increase filings, and offset filings change rates to amounts that will remain in effect until the next GRC. The CPUC follows a rate case plan, which requires Cal Water to file a GRC for each of its 24 regulated operating districts every three years. In a GRC proceeding, the CPUC not only considers the utility’s rate setting requests, but may also consider other issues that affect the utility’s rates and operations. Effective with the 2009 GRC, the GRC schedule is based upon a calendar year. The CPUC is generally required to issue its GRC decision prior to the first day of the test year or authorize interim rates. As such, Cal Water’s GRC decisions from 2005 through 2009 were generally issued in the third quarter. In accordance with the rate case plan, the Commission issued a decision on Cal Water’s 2009 general rate case filing in the fourth quarter of 2010 with rates effective on January 1, 2011.

Between GRC filings utilities may file escalation rate increases, which allow the utility to recover cost increases, primarily from inflation and incremental investment, during the second and third years of the rate case cycle. However, escalation rate increases are subject to a weather-normalized earnings test on a district-by-district basis. Under the earnings test, the CPUC may reduce the escalation rate increase if, in the most recent 12-month period, this earnings test reflects earnings in excess of authorized for that district.

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

Surcharges and surcredits to amortize balances in the Water Rate Adjustment Mechanism (WRAM) and Modified Cost Balancing Account (MCBA) accounts, which are interest bearing, are filed in April of each year based on the district balances for the last calendar year. Under current procedures, surcharges are expected to be amortized over 12 months for balances less than 5% of district gross revenue, 24 months for balances greater than 5% and less than 10% of district gross revenue, and 36 months for balances greater than 10% of district gross revenue. In the event the combined WRAM and MCBA balance for a district is less than 2.5% of district gross revenue, the amount will not be amortized at that time. The WRAM and MCBA amounts are cumulative, so if they are not amortized in a given calendar year, the balance will be rolled forward and reviewed with the following year balance. Cal Water has applied along with other utilities to recover surcharges over a shorter period. It is anticipated a favorable decision will be made in 2011 to recover WRAM and MCBA accounts within 24 months or less.

Remaining Unrecorded Balances from Previously Authorized Balancing Accounts Recoveries/Refunds

The total net under-collected incremental cost balancing accounts (ICBA) memorandum and balancing accounts was approximately $1.4 million as of December 31, 2010. Effective July 1, 2008, the ICBA memorandum and balancing accounts were replaced with the MCBA. In CPUC decision 10-12-017, Cal Water was authorized to file to recover its remaining balances in these accounts. This filing will occur in the first quarter of 2011 and is anticipated to collect a substantial portion of the remaining balance over a 12-month period.

Application to Resolve Commission’s Procedures for WRAM amortization

In 2010, Cal Water became aware of an inconsistency between the Commission’s authorized recovery periods for balancing accounts and the previously authorized 12-month and 18-month amortization periods. In order to maintain revenue neutrality as customers respond to aggressive conservation rates and programs, a “full WRAM” (offset by an MCBA) was crafted for most of Cal Water’s ratemaking units to ensure that Cal Water would continue to recover the revenue amounts authorized for that unit by the CPUC. In 2010, the CPUC applied periods of up to 24 and 36 months to amortize some WRAM/MCBA balances. Cal Water, along with four other investor-owned water utilities filed a joint application in September 2010 to modify the enabling language of the WRAM/MCBA accounts to change the amortization periods to 24 months or less. It is anticipated a favorable decision will be made in 2011 to recover WRAM and MCBA accounts within 24 months or less.

2010 Regulatory Activity

2007 California GRC Escalation Rate Increase

On July 3, 2007, Cal Water filed its 2007 GRC application covering eight districts and general office costs. On July 10, 2008, the CPUC approved a settlement between Cal Water and the Division of Ratepayer Advocates, and authorized annual rate increases for eight districts of $33.4 million. In its order, the CPUC allowed Cal Water to file immediately to recover its increased general costs in all other districts. The CPUC order also allows for additional rate increases, including escalation increases, which Cal Water requested in 2010, and offset increases after construction of certain large capital projects. In July 2010, Cal Water filed escalation rate increases in seven districts to increase rates by $4.2 million. These filings were approved effective in July 2010 as requested.

2008 California Cost of Capital Application

Cal Water received a decision in July 2009 in its 2008 Cost of Capital review which established a weighted cost of capital adjustment mechanism (WCCM). Under this mechanism, Cal Water is required to annually compare the October to September annual average Moody AA utility bond index with a 2008-2009 benchmark. If the average increased or decreased by 100 basis points from the benchmark, Cal Water would be required to file a rate change to reflect an increased or decreased return on equity. In 2009 and 2010 this mechanism was not triggered as the index did not change by 100 basis points.

Cal Water will file an application with the CPUC in May of 2011 to review its cost of capital for 2012 through 2014. We cannot predict if this or another adjustment mechanism will be adopted by the CPUC in that proceeding.

2009 California GRC Decision

On July 2, 2009, Cal Water filed its 2009 GRC application covering all 24 districts and general office costs. The GRC application requested an increase of $70.6 million or 16.75% in rates for 2011, $24.8 million or 5.04% in rates for 2012 and $24.8 million or 4.79% in rates for 2013. On December 2, 2010, the CPUC issued decision 10-12-017, which approved a settlement between Cal Water, the Division of Ratepayer Advocates, and several intervenors representing the interests of individual district customers. This decision allows for revenue increases of $25.4 million or 5.6% in 2011. Cal Water is also allowed to file for increases of $9.6 million or 2.0% for 2012, and $9.0 million or 2.0% for 2013 subject to adjustment for indexed inflation and contingent upon passing a weather normalized earnings test. This decision also allows for offset increases after construction of 77 large capital projects in various operating districts.

In addition, the Company was authorized to make a deviation from its escalation expense and exclude employee health care, retiree health insurance, and conservation expenses from it escalation filings in 2012 and 2013. Instead for these three significant expense items, the CPUC has enumerated fixed three-year budgets for these expenses. It is anticipated that the budgets for these areas will more closely align with the actual expenses now that this change has been initiated.

The CPUC also authorized a Pension Balancing Account to track the difference between authorized pension contributions included in rates and the costs actually incurred. It is anticipated that this account will allow Cal Water to reduce some of the volatility it experiences in regard to these costs.

The Company was also authorized to combine the rates and tariffs of the South San Francisco and the Mid Peninsula Districts, located on the San Francisco peninsula, into a single ratemaking area in 2011. This new ratemaking area is known as the Bayshore District. Previously, the two separate districts had been operated out of a combined location.

Due to the transition between a phased rate case and a total company filing, the CPUC delayed the rate cases of 16 Cal Water districts. However, to compensate for this delay, the CPUC authorized interim rates from the authorized effective date under the old rate case plan. The difference between revenue requirements that were effective in the interim period and those calculated based on a final determination in the 2009 general rate case filing are being recovered as customer surcharges over a three-year period. Cal Water anticipates these surcharges will recover $3.3 million in 2011, $2.2 million in 2012, and $1.2 million in 2013.

Low Income Ratepayer Assistance Program

Cal Water currently administers a Low Income Ratepayer Assistance Program (LIRA) in accordance with decision 06-11-053. This program provides qualifying low income customers with a 50% discount on their service charge (up to a maximum of $10 per month). It imposes a surcharge on non-qualifying customers of $0.01 per hundred cubic feet of monthly water consumption for metered customers and between $0.24 and $0.41 per flat rate service per month. Due to a successful enrollment of over 41,000 customers, this account had accumulated an under collection of approximately $3.7 million as of December 31, 2010, and is recorded in non-current regulatory assets. In July 2010, Cal Water filed an advice letter to adjust the surcharge in order to ameliorate this undercollection situation. The CPUC rejected this filing and determined that this surcharge could only be adjusted during a GRC. Cal Water must either wait until the next GRC in 2012 to file this change in surcharge or file an application to modify the enabling language of the LIRA program. At this point, Cal Water believes this amount will be fully recoverable as the program is in line with CPUC policy and objectives. Cal Water will file an application to modify the enabling language to ameliorate the under-collection situation.

2010 Ka’anapali (Hawaii) GRC Filing

On December 30, 2010, Hawaii Water filed its 2010 GRC application for the Ka’anapali Service Area. The Hawaii Public Utilities Commission (HPUC) requires a separate rate application for all service areas and uses a historic based test year. The Ka’anapali GRC requested additional revenue of $1.5 million or an increase of 38.2% over the prior year. The HPUC has accepted this filing as complete and Hawaii Water anticipates a resolution in the second quarter of 2011.

Request for MTBE regulatory treatment

On July 8, 2009, Cal Water filed an application requesting that the CPUC adopt ratemaking treatment of proceeds from its partial settlement of MTBE contamination litigation. Cal Water requested that all of the proceeds be reinvested in infrastructure to treat or replace MTBE-contaminated facilities. In addition, Cal Water requested that 50% of the reinvestment be included in rate base upon which Cal Water could earn its authorized fair and reasonable rate of return. The remaining 50% of the settlement proceeds would be included in rate base as contributions in aid of construction which does not earn a return. Cal Water also requested specific regulatory treatment of future settlement or litigation proceeds that may occur in the consolidated MTBE cases. As an interim step, Cal Water and the CPUC’s Division of Ratepayer Advocates agreed to track all proceeds and remediation costs in a memorandum account for future disposition. This treatment removes from rate base certain future capital projects that will be constructed to replace or treat for MTBE.

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

Because treatment or replacement of Cal Water’s MTBE contaminated wells will occur over a number of years, and because litigation continues with remaining defendants, a final disposition of Cal Water’s memorandum account will occur at an unknown future date. Cal Water has filed a joint motion with the CPUC’s Division of Ratepayer Advocates to dismiss the July 2009 application and address the contamination proceeds after the conclusion of litigation and remediation. Cal Water cannot predict the timing or outcome of a ruling on that motion or on the outcome of the proceeding.

2010 Expense Offset filings

In 2010, Cal Water filed advice letters to offset increased purchased water and pump tax rates in nine of its regulated districts totaling $24.2 million in annual revenue. Expense offsets are dollar-for-dollar increases in revenue to match increased expenses and interact with the WRAM and MCBA mechanisms so that net operating income is not affected by an offset increase.

In the future, Cal Water plans to file advice letters to offset expected increases in purchased water and pump tax charges in some districts. Cal Water cannot predict the exact timing or dollar amount of the changes.

2010 Ratebase Offset filings

In 2010, Cal Water filed advice letters to offset infrastructure improvements in seven of its regulated districts totaling $0.8 million in annual revenue. Companies are allowed to file ratebase offsets to increase revenues for construction projects authorized in GRCs when the plant is placed in service. The projects for these filings were authorized in the 2006 and 2007 GRCs.

Water Supply

Our source of supply varies among our operating districts. Certain districts obtain all of their supply from wells; some districts purchase all of their supply from wholesale suppliers; and other districts obtain supply from a combination of wells and wholesale suppliers. A small portion of supply comes from surface sources and is processed through Company-owned water treatment plants. During 2010, an estimated 122 billion gallons of water was produced to meet customer demand, down 7.3% from the estimated 132 billion gallons produced in 2009. The 2010 average daily water production was approximately 334 million gallons. Historically, approximately half of the Company’s water supply is purchased from wholesale suppliers with the balance pumped from wells. In 2010, approximately 48 percent of the Company’s supply was obtained from wells, 47 percent was purchased from wholesale suppliers and 5 percent was obtained from surface supplies. By comparison, in 2009, the average daily water production was approximately 360 million gallons. Well water is generally less expensive and the Company strives to maximize the use of its well sources in districts where there is an option between well or purchased supply sources.

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

The following table shows the estimated quantity of water purchased and the percentage of purchased water to total water production in each California operating district that purchased water in 2010. Other than noted below, all other districts receive 100% of their water supply from wells.

	Water
	Purchased	Percentage
District	(MG)	Purchased	Source of Purchased Supply

SAN FRANCISCO BAY AREA
Mid-Peninsula	5,199	100%	San Francisco Water Public Utilities Commission
South San Francisco	2,611	95%	San Francisco Water Public Utilities Commission
Bear Gulch	3,853	90%	San Francisco Water Public Utilities Commission
Los Altos	2,689	71%	Santa Clara Valley Water District
Livermore	2,334	70%	Alameda County Flood Control and Water Conservation District
SACRAMENTO VALLEY
Oroville	747	76%	Pacific Gas and Electric Co. and County of Butte
Redwood Valley	104	100%	County of Lake
SAN JOAQUIN VALLEY
Antelope/Kern	65	20%	Antelope Valley-East Kern Water Agency and City of Bakersfield
Bakersfield	4,596	18%	Kern County Water Agency and City of Bakersfield
Stockton	7,248	82%	Stockton East Water District
LOS ANGELES AREA
East Los Angeles	3,488	65%	Central Basin Municipal Water District
Dominguez	9,416	76%	West Basin Municipal Water District and City of Torrance
City of Commerce	5	1%	Central Basin Municipal Water District
Hawthorne	1,378	100%	West Basin Municipal Water District
Hermosa-Redondo	3,615	89%	West Basin Municipal Water District
Palos Verdes	6,219	100%	West Basin Municipal Water District
Westlake	2,530	100%	Calleguas Municipal Water District

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

Purchases for the Los Altos, Livermore, Oroville, Redwood Valley, Stockton, and Bakersfield districts are pursuant to long-term contracts expiring on various dates after 2011. The water supplies purchased for the Dominguez, East Los Angeles, Hermosa-Redondo, Palos Verdes, and Westlake districts as well as the Hawthorne and Commerce systems are provided by public agencies pursuant to a statutory obligation of continued non- preferential service to purveyors within the agencies’ boundaries. Purchases for the South San Francisco, Mid-Peninsula, and Bear Gulch districts are in accordance with long-term contracts with the San Francisco Public Utilities Commission (SFPUC) until June 30, 2034.

Management anticipates water supply contracts will be renewed as they expire though the price of wholesale water purchases is subject to pricing changes imposed by the various wholesalers.

Shown below are wholesaler price rates and increases that became effective in 2010 and estimated wholesaler price rates and percent changes for 2011. In 2010, several districts experienced significant purchased water cost increases resulting in a significant impact in the 2010 MCBA balance and the filing of several purchased water offsets.

	Effective	2010	Percent	Effective	2011	Percent
District	Month	Unit Cost	Change	Month	Unit Cost	Change

Antelope	January	$296.00/af	2.07%	January	$304.00/af	2.70%
Bakersfield*	July	$154.00/af	0.00%	July	$154.00/af	0.00%
Bear Gulch	July	$1.90/ccf	15.15%	July	$2.68/ccf	41.05%
Commerce	July	$805.00/af	23.28%	January	$855.00/af	6.21%
Dominguez	July	$861.00/af	24.96%	January	$935.00/af	8.59%
East Los Angeles	July	$805.00/af	23.28%	January	$855.00/af	6.21%
Hawthorne	January	$861.00/af	24.96%	January	$935.00/af	8.59%
Hermosa-Redondo	January	$861.00/af	24.96%	January	$935.00/af	8.59%
Livermore	January	$2.02/ccf	9.19%	January	$2.07/ccf	2.48%
Los Altos	July	$620.00/af	0.00%	July	$620.00/af	0.00%
Oroville	January	$152,400.00/yr	0.00%	January	$152,400.00/yr	0.00%
Palos Verdes	January	$861.00/af	24.96%	January	$935.00/af	8.59%
Mid-Peninsula	July	$1.90/ccf	15.15%	July	$2.68/ccf	41.05%
Redwood Valley	May	$55.00/af	10.00%	May	$52.00/af	0.00%
So. San Francisco	July	$1.90/ccf	15.15%	July	$2.68/ccf	41.05%
Stockton	April	$533,904.20/mo	20.87%	April	$561,667/mo	5.20%
Westlake	January	$938.00/af	21.98%	January	$981.00/af	4.58%

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

Seasonal Fluctuations

Our WRAM/MCBA offset seasonal fluctuations to our operating revenues and net operating income in our California operations, which are 94 percent of total Company operating revenues. However, cash flows from operations and short-term borrowings on our credit facilities are significantly impacted by seasonal fluctuations.

Our water business is seasonal in nature and weather conditions can have a material effect on customer usage. Customer demand for water generally is lower during the cooler and rainy, winter months. Demand increases in the spring when warmer weather returns and the rains end, and customer use more water for outdoor purposes, such as landscape irrigation. Warm temperatures during the generally dry summer months result in increased demand. Water usage declines during the fall as temperatures decrease and the rainy season begins. During years in which precipitation is especially heavy or extends beyond the spring into the early summer, customer demand can decrease from historic normal levels, generally due to reduced outdoor water usage. Likewise, an early start to the rainy season during the fall can cause a decline in customer usage. Seasonality of water usage has a significant impact on our cash flows from operations and borrowings on our short-term facilities.

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

Impact of Climate Change Legislation

Our operations depend on power provided by other public utilities and, in emergencies, power generated by our portable and fixed generators. If future legislation limits emissions from the power generation process, our cost of power may increase. Any increase in the cost of power will be passed along to our California rate payers through the MCBA or included in our cost of service paid by our rate payers as requested in our general rate case filings

Approved in April 2009, the Low Carbon Fuel Standard Program, which went into effect January 1, 2011, requires diesel engines to use low carbon fuel such as biodiesel or other alternatives. This may increase the operating cost of our generators and vehicles.

We maintain a fleet of vehicles to provide service to our customers, including a number of heavy duty diesel vehicles that we retrofitted by the end of 2010 to meet California emission standards. If future legislation further impacts the cost to operate the fleet or the fleet acquisition cost in order to meet certain emission standards, it will increase our cost of service and our rate base. Any increase in fleet operating costs associated with meeting emission standards will be included in our cost of service paid by our rate payers as requested in our general rate case filings. While recovery of these costs are not guaranteed, we would expect recovery in the regulatory process.

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

Proposed cap and trade regulations are scheduled to be implemented in 2012 with the goal of reducing emissions to 1990 levels by the year 2020. Under such regulations, if approved, we will be required to determine our carbon footprint and evaluate our electricity and fuel usage (both diesel and gasoline). We will also be required to evaluate methane emissions from our primary processes in our wastewater plants. At this time we are unable to determine the cost impact of such regulations but any increase in operating costs associated with the cap and trade regulations will be included in our cost of service requested to be paid by our rate payers as requested in our general rate case filings. While recovery of these costs are not guaranteed, we would expect recovery in the regulatory process.

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

Employees

At year-end 2010, we had 1,127 employees, including 56 at Washington Water, 51 at Hawaii Water, and 16 at New Mexico Water. In California, most non-supervisory employees are represented by the Utility Workers Union of America, AFL-CIO, except certain engineering and laboratory employees who are represented by the International Federation of Professional and Technical Engineers, AFL-CIO.

At December 31, 2010, there were 702 union employees. In November 2009, we negotiated 2010 wage increases with both of our unions of 1.0% and other employee benefit increases, and wage increases of 3% in 2011. The current agreement with the unions is effective through 2011. Management believes that it maintains good relationships with the unions.

Employees at Washington Water, New Mexico Water, and Hawaii Water are not represented by unions.

Executive Officers of the Registrant

Name	Positions and Offices with California Water Service Group	Age

Peter C. Nelson(1)	President and Chief Executive Officer since February 1, 1996. Formerly Vice President, Division Operations (1994-1995) and Region Vice President (1989-1994), Pacific Gas & Electric Company, a gas and electric public utility	63
Martin A. Kropelnicki(2)	Chief Financial Officer and Treasurer since March 13, 2006. Previously Chief Financial Officer of Power Light Corporation (2005-2006), Chief Financial Officer and Executive Vice President of Corporate Services of Hall Kinion and Associates (1997-2004), Deloitte & Touche Consulting (1996-1997), various positions with Pacific Gas & Electric (1989-1996)	44
Lynne P. McGhee(2)	Corporate Secretary since July 25, 2007; Associate Corporate Counsel since May 2003; previously served as a Commissioner legal advisor and staff counsel at the California Public Utilities Commission	46
Calvin L. Breed(3)	Controller, Assistant Secretary and Assistant Treasurer since November 1, 1994; previously Treasurer of TCI International, Inc. (1984-1994); a certified public accountant with Arthur Andersen & Co. (1980-1983)	55

(1)	Holds the same position with California Water Service Company, CWS Utility Services, and Hawaii Water Service Co.; Chief Executive Officer of New Mexico Water Service Company and Washington Water Service Company;

(2)	Holds the same position with California Water Service Company New Mexico Water Service Company, Washington Water Service Company, Hawaii Water Service Company, Inc., and CWS Utility Services;

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

We rely on policies and regulations promulgated by the various state commissions in order to recover capital expenditures, maintain favorable treatment on gains from the sale of real property, offset certain production and operating costs, recover the cost of debt, maintain an optimal equity structure without over-leveraging, and have financial and operational flexibility to engage in non-regulated operations. If any of the commissions with jurisdiction over us implements policies and regulations that do not allow us to accomplish some or all of the items listed above, our future operating results may be adversely affected.

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

The Low Carbon Fuel Standard Program, which went into effect January 1, 2011, requires diesel engines to use low carbon fuel such as biodiesel or other alternatives. This may increase the operating cost of our generators and vehicles.

We maintain a fleet of vehicles to provide service to our customers, including a number of heavy duty diesel vehicles that we retrofitted by the end of 2010 to meet California emission standards. If future legislation further impacts the cost to operate the fleet or the fleet acquisition cost in order to meet certain emission standards, it will increase our cost of service and our rate base. Any increase in fleet operating costs associated with meeting emission standards will be included in our cost of service paid by our rate payers as requested in our general rate case filings. While recovery of these costs are not guaranteed, we would expect recovery in the regulatory process.

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

Proposed cap and trade regulations are scheduled to be implemented in 2012 with the goal of reducing emissions to 1990 levels by the year 2020. Under such regulations, if approved, we will be required to determine our carbon footprint and evaluate our electricity and fuel usage (both diesel and gasoline). We will also be required to evaluate methane emissions from our primary processes in our wastewater plants. At this time we are unable to determine the cost impact of such regulations but any increase in operating costs associated with the cap and trade regulations will be included in our cost of service requested to be paid by our rate payers as requested in our general rate case filings. While recovery of these costs are not guaranteed, we would expect recovery in the regulatory process.

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

In connection with these suits, our insurance carrier, Employers Insurance of Wausau (Wausau) filed a separate lawsuit against us for reimbursement of past defense costs, which approximate $1.5 million, and a declaratory determination of coverage. On January 23, 2008, the Court heard various parties’ motions and on September 25, 2008 issued its rulings that Wausau had a duty to defend; therefore, the Company will not have to reimburse Wausau for previously incurred defense costs. The Court did not find Wausau’s actions were intended to harm the Company so the Company will not be able to recover punitive damages. However, the Court also found that the issue of policy coverage would be determined at trial. Trial commenced on June 1, 2009. During trial, the parties entered into a confidential settlement agreement which did not have a significant impact on the Company’s results of operations. The confidential settlement was fully executed on June 23, 2009 and the lawsuit was dismissed with prejudice by the court in October 2009.

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

We have entered into long-term water supply agreements, which commit us to making certain minimum payments whether or not we purchase any water. Therefore, if demand is insufficient to use our required purchases we would have to pay for water we did not receive.

From time to time, we enter into water supply agreements with third parties and our business is dependent upon such agreements in order to meet regional demand. For example, we have entered into a water supply contract with the San Francisco Public Utilities Commission that expires on June 30, 2034. We can give no assurance that the San Francisco Public Utilities Commission, or any of the other parties from whom we purchase water, will renew our contracts upon expiration, or that we will not be subject to significant price increases under any such renewed contracts.

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

The cost to obtain water for delivery to our customers varies depending on the sources of supply, wholesale suppliers’ prices, the quality of water required to be treated and the quantity of water produced to fulfill customer water demand. Our source of supply varies among our operating districts. Certain districts obtain all of their supply from wells; some districts purchase all of the supply from wholesale suppliers; and other districts obtain the supply from a combination of wells and wholesale suppliers. A small portion of supply comes from surface sources and is processed through Company-owned water treatment plants. On average, slightly more than half of the water we deliver to our customers is pumped from wells or received from a surface supply with the remainder purchased from wholesale suppliers. Water purchased from suppliers usually costs us more than surface supplied or well pumped water. The cost of purchased water for delivery to customers represented 31.6% and 31.2% of our total operating costs in 2010 and 2009, respectively.

Wholesale water suppliers may increase their prices for water delivered to us based on factors that affect their operating costs. Purchased water rate increases are beyond our control. In California, effective July 1, 2008, our ability to recover increases in the cost of purchased water changed with the adoption of the MCBA. With this change, actual purchased water costs are compared to authorized purchased water costs with variances, netted against variance in purchased power, pump tax, and metered revenue, recorded to revenue. The balance in the MCBA will be collected in the future by billing the net WRAM and MCBA accounts receivable balances over 12 and 24 month periods, which may have a short-term negative impact on cash flow.

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

Purchased power is a significant operating expense. During 2010 and 2009, purchased power expense represented 7.4% and 7.2% of our total operating costs. These costs are beyond our control and can change unpredictably and substantially as occurred in California during 2001 when rates paid for electricity increased 48%. As with purchased water, purchased power costs are included in the MCBA. Cash flows between rate filings may be adversely affected until the commission authorizes a rate change but earnings will be minimally impacted. Cost of chemicals used in the delivery of water is not an element of the MCBA and therefore variances in quantity or cost could impact the results of operations.

Our ability to generate new operating contracts or renewal of existing operating contracts is affected by local politics.

Our revenue and non-regulated revenue growth depends upon our ability to generate new as well as renew operating contracts with cities, other agencies and municipal utility districts. As our services are sold in a political environment, there is exposure to changing trends and municipal preferences. Recent terrorist acts have affected some political viewpoints relative to outsourcing of water or wastewater utility services. Municipalities own and municipal employees operate the majority of water and wastewater systems. Significant marketing and sales efforts are spent demonstrating the benefits of contract operations to elected officials and municipal authorities. The existing political environment means decisions affecting our business are based on many factors, not just economic factors.

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

Adverse changes to the national and world-wide financial system could result in disruptions in the financial and real estate markets availability and cost of short-term funds for our liquidity requirements, our ability to meet long-term commitments, and our customers’ ability to pay for water services. Any of these could adversely affect our results of operations, cash flows and financial condition.

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

Our subsidiaries are separate and distinct legal entities and generally have no obligation to pay any amounts due on California Water Service Group’s debt or to provide California Water Service Group with funds for dividends. Although there are no contractual or regulatory restrictions on the ability of our subsidiaries to transfer funds to us, the reasonableness of our capital structure is one of the factors considered by state and local regulatory agencies in their ratemaking determinations. Therefore, transfer of funds from our subsidiaries to us for the payment of our obligations or dividends may have an adverse effect on ratemaking determinations. Furthermore, our right to receive cash or other assets upon the liquidation or reorganization of a subsidiary is generally subject to the prior claims of creditors of that subsidiary. If we are unable to obtain funds from our subsidiaries in a timely manner, we may be unable to meet our obligations or pay dividends.

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

Any of these transactions could involve numerous additional risks, including one or more of the following:

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

We may be unable to continue to expand our business or manage future growth. To successfully manage our growth and handle the responsibilities of being a public company, we believe we must effectively:

•	hire, train, integrate and manage additional qualified engineers for engineering design and construction activities, new business personnel, and financial and information technology personnel;

•	retain key management, augment our management team, and retain qualified and certified water and wastewater system operators;

•	implement and improve additional and existing administrative, financial and operations systems, procedures and controls;

•	expand and upgrade our technological capabilities; and

•	manage multiple relationships with our customers, regulators, suppliers and other third parties.

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

Our billed revenues will decrease, and such decrease may be material, if a significant business or industrial customer terminates or materially reduces its use of our water. Approximately $111.7 million, or 24% of our 2010 water utility revenues was derived from business and industrial customers. If any of our large business or industrial customers in California reduce or cease its consumption of our water, the impact to net operating income would be minimal to our operations due to the WRAM and MCBA, but could impact our cash flows. In Hawaii, we serve a number of large resorts which if their water usage was reduced or ceased could have a material impact to our Hawaii operation. The delay between such date and the effective date of the rate relief may be significant and could adversely affect our operating results and cash flows.

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

We believe that stockholders invest in public utility stocks, in part, because they seek reliable dividend payments. If there is an over-supply of stock of public utilities in the market relative to demand by such investors, the trading price of our securities could decrease. Additionally, if interest rates rise above the dividend yield offered by our equity securities, demand for our stock, and consequently its market price, may also decrease. A decline in demand for our stock may have a negative impact on our ability to finance capital projects.

The price of our common stock may be volatile and may be affected by market conditions beyond our control.

The trading price of our common stock may fluctuate in the future because of the volatility of the stock market and a variety of other factors, many of which are beyond our control. Factors that could cause fluctuations in the trading price of our common stock include: regulatory developments; general economic conditions and trends; price and volume fluctuations in the overall stock market from time to time; actual or anticipated changes or fluctuations in our results of operations; actual or anticipated changes in the expectations of investors or securities analysts; actual or anticipated developments in our competitors’ businesses or the competitive landscape generally; litigation involving us or our industry; and major catastrophic events or sales of large blocks of our stock.

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

At December 31, 2010, 702 of our 1,127 total employees were union employees. Most of our unionized employees are represented by the Utility Workers Union of America, AFL-CIO, except certain engineering and laboratory employees who are represented by the International Federation of Professional and Technical Engineers, AFL-CIO.

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

In 2008 and 2009, we experienced higher than normal uncollectible accounts activity which, we believe, were attributable in part to the significant declines in real estate values and rising unemployment experienced by our customers in a number of our districts in California due to the economic recession. In 2011, we may experience higher than normal uncollectible accounts activity if real estate values continue to decline and unemployment rates continue to increase.

The effects of natural disasters, terrorist activity, pandemics, or poor water quality or contamination to our water supply may result in disruption in our services and litigation which could adversely affect our business, operating results and financial condition.

We operate in areas that are prone to earthquakes, fires, mudslides and other natural disasters. A significant seismic event or other natural disaster in California where our operations are concentrated, could adversely impact our ability to deliver water and adversely affect our costs of operations. A major disaster could damage or destroy substantial capital assets. The California Public Utilities Commission has historically allowed utilities to establish a catastrophic event memorandum account as another possible mechanism to recover costs. However, we can give no assurance that the CPUC or any other commission would allow any such cost recovery mechanism in the future.

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

The accuracy of our judgments and estimates about financial and accounting matters will impact our operating results and financial condition.

We make certain estimates and judgments in preparing our financial statements regarding, among others:

•	the useful life of intangible rights;

•	the number of years to depreciate certain assets;

•	amounts to set aside for uncollectible accounts receivable, inventory obsolesces and uninsured losses;

•	our legal exposure and the appropriate accrual for claims, including medical claims and workers’ compensation claims;

•	future costs and assumptions for pensions and other post-retirement benefits; and

•	possible tax uncertainties.

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

We could be required to adopt IFRS or other accounting or financial reporting standards different from Generally Accepted Accounting Principles (GAAP) in the United States of America, which is currently applicable to our accounting and financial reporting. In 2008 the SEC released a proposed roadmap for the adoption of IFRS according to which we could be required to adopt IFRS in the future. Under GAAP we are subject to the accounting procedures for accounting for the effects of certain types of regulation, which, among other things, allows us to defer certain costs if we believe it is probable that we will be allowed to recover those costs by future rate increases. Currently, IFRS does not contain provisions equivalent to the current GAAP accounting procedures. The implementation and adoption of new accounting or financial reporting standards could affect our reported performance, which in turn could favorably or unfavorably impact our business, financial condition or results of operations. Furthermore, the transition to and application of new accounting or financial reporting standards could result in increased administrative costs. The SEC is expected to make a final determination regarding the adoption of IFRS in 2011.

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

Some anti-takeover provisions contained in our certificate of incorporation and bylaws, as well as provisions of Delaware law, could impair a takeover attempt.

We have provisions in our certificate of incorporation and bylaws, each of which could have the effect of rendering more difficult or discouraging an acquisition of the Company deemed undesirable by our Board of Directors. These include provisions:

•	authorizing blank check preferred stock, which the Company could issue with voting, liquidation, dividend, and other rights superior to our common stock.

•	limiting the liability of, and providing indemnification to, the Company’s directors and officers;

•	specifying that the Company’s stockholders may take action only at a duly called annual or special meeting of stockholders and otherwise in accordance with our bylaws and limiting the ability of our stockholders to call special meetings;

•	requiring advance notice of proposals by the Company’s stockholders for business to be conducted at stockholder meetings and for nominations of candidates for election to our Board of Directors; and

•	controlling the procedures for conduct of Board and stockholder meetings and election, appointment and removal of directors.

These provisions, alone or together, could deter or delay hostile takeovers, proxy contests and changes in control or management of the Company. As a Delaware corporation, we are also subject to provisions of Delaware law, including Section 203 of the Delaware General Corporation Law, which prevents some stockholders from engaging in certain business combinations without approval of the holders of substantially all of our outstanding common stock.

Any provision of our certificate of incorporation or bylaws or Delaware law that has the effect of delaying or deterring a change in control of the Company could limit the opportunity for our stockholders to receive a premium for their shares of our common stock and also could affect the price that some investors are willing to pay for our common stock.

Item 1B.	Unresolved Staff Comments.

None

Item 2.	Properties.

Our physical properties consist of offices and water facilities to accomplish the production, storage, treatment, and distribution of water. These properties are located in or near the geographic service areas listed above in Item 1, “Business — Geographical Service Areas and Number of Customers at Year-end.” Our headquarters, which houses accounting, engineering, information systems, human resources, purchasing, regulatory, water quality, and executive staff, is located in San Jose, California.

The real properties owned are held in fee simple title. Properties owned by Cal Water are subject to the lien of an Indenture of Mortgage and Deed of Trust dated April 17, 2009 (the California Indenture), securing Cal Water’s first mortgage bonds, of which $466.4 million was outstanding at December 31, 2010. The California Indenture contains certain restrictions common to such types of instruments regarding the disposition of property and includes various covenants and restrictions. At December 31, 2010, our California utility was in compliance with the covenants of the California Indenture.

Washington Water has long-term bank loans that are secured primarily by utility plant owned by Washington Water. New Mexico Water has a long-term loan that is secured by utility plant owned by New Mexico Water.

Cal Water owns 636 wells and operates 5 leased wells. There are 425 owned storage tanks with a capacity of 488 million gallons, 3 leased storage tanks with a capacity of 0.7 million gallons, 37 managed storage tanks with a capacity of 30 million gallons, and 3 reservoirs with a capacity of 220 million gallons. Cal Water owns and operates 6 surface water treatment plants with a combined capacity of 42 million gallons per day. There are 5,683 miles of supply and distribution mains in the various systems.

Washington Water owns 342 wells and manages 110 wells. There are 127 owned storage tanks and 44 managed storage tanks with a storage capacity of 9 million gallons. There are 328 miles of supply and distribution lines.

New Mexico Water owns 17 wells. There are 12 storage tanks with a storage capacity of 4 million gallons. There are 134 miles of supply and distribution lines. New Mexico operates two waste water treatment facilities with a combined capacity to process 0.5 million gallons per day. There are 34 miles of sewer collection mains.

Hawaii Water owns 18 wells and manages 5 irrigation wells. There are 25 storage tanks with a storage capacity of 20 million gallons. There are 70 miles of supply and distribution lines. Hawaii Water operates 5 wastewater treatment facilities with a combined capacity to process approximately 1.7 million gallons per day. There are 24 miles of sewer collection mains.

In the leased City of Hawthorne and City of Commerce systems or in systems that are operated under contract for municipalities or private companies, title to the various properties is held exclusively by the municipality or private company.

Item 3.	Legal Proceedings.

Information with respect to this item may be found under the subheading “Contingencies” in Note 15 to the consolidated Financial Statements in Item 8, which is incorporated herein by reference.

Item 4.	Submission of Matters to a Vote of Security Holders.

Reserved.

PART II

Item 5.	Market for Registrant’s Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the New York Stock exchange under the symbol “CWT.” At December 31, 2010, there were 20,833,303 common shares outstanding. There were 2,499 common stockholders of record as of February 7, 2011.

During 2010, we paid a cash dividend of $1.19 per common share, or $0.2975 per quarter. During 2009, we paid a cash dividend of $1.18 per common share, or $0.2950 per quarter. In January 2011, our Board of Directors declared a cash dividend of $0.3075 per common share payable on February 18, 2011, to stockholders of record on February 7, 2011. This represents our 44th consecutive year of increasing the annual dividend and marks the 264th consecutive quarterly dividend.

We presently intend to pay quarterly cash dividends in the future consistent with past practices, subject to our earnings and financial condition, restrictions set forth in our debt instruments, regulatory requirements and such other factors as our Board of Directors may deem relevant.

During 2010 and 2009, the common stock market price range and dividends per share for each quarter were as follows:

2010	First	Second	Third	Fourth

Common stock market price range:
High	$38.09	$39.70	$37.74	$38.50
Low	35.25	33.81	33.85	36.02
Dividends paid per common share	0.2975	0.2975	0.2975	0.2975

2009	First	Second	Third	Fourth

Common stock market price range:
High	$46.43	$40.87	$39.27	$40.11
Low	37.83	33.54	35.52	35.18
Dividends paid per common share	0.2950	0.2950	0.2950	0.2950

Five-Year Performance Graph

The following performance graph compares the changes in the cumulative shareholder return on California Water Services Group’s common stock with the cumulative total return on the Robert W. Baird Water Utility Index and the Standard & Poor’s 500 Index during the last five years ended December 31, 2010. The comparison assumes $100 was invested on January 1, 2005, in California Water Service Group’s common stock and in each of the forgoing indices and assumes reinvestment of dividends.

Performance Graph Data

The following descriptive data is supplied in accordance with Rule 304(d) of Regulations S-T:

	2005	2006	2007	2008	2009	2010
California Water Services Group	100	108	102	132	108	113
S&P 500	100	114	120	76	96	110
RW Baird Water Utility Index	100	117	118	100	105	119

An initial $10,000 investment in the common stock of California Water Service Group on January 1, 2005 would have resulted in a cumulative total return of $11,298 over the 5-year period.

Item 6.	Selected Financial Data.

The following selected consolidated financial data should be read in conjunction with our Consolidated Financial Statements and the Notes thereto and the information contained in Item 7, “Managements Discussion and Analysis of Financial Condition and Results of Operations.”

Historical results are not necessarily indicative of future results.

FIVE YEAR FINANCIAL REVIEW

	2010	2009	2008	2007	2006
	(Dollars in thousands, except common share and other data)

Summary of Operations
Operating revenue
Residential	$335,833	$315,617	$284,913	$253,745	$232,811
Business	90,992	86,766	75,620	65,457	60,366
Industrial	20,733	18,963	18,932	17,403	16,286
Public authorities	23,904	22,408	21,042	17,952	15,728
Other	11,666	14,798	12,745	12,525	9,526
MCBA net adjustment to increase (reduce) adopted revenue	(22,729)	(9,180)	(2,940)	—	—

Total operating revenue	460,399	449,372	410,312	367,082	334,717
Operating expenses	398,586	391,253	352,843	322,912	294,411
Interest expense, other income and expenses, net	24,157	17,565	17,664	13,011	14,726

Net income	$37,656	$40,554	$39,805	$31,159	$25,580

Common Share Data
Earnings per share — diluted	$1.81	$1.95	$1.90	$1.50	$1.34
Dividend paid	1.19	1.18	1.17	1.16	1.15
Dividend payout ratio	66%	61%	62%	77%	86%
Book value per share	$20.91	$20.26	$19.44	$18.66	$18.31
Market price at year-end	37.27	36.82	46.43	37.02	40.40
Common shares outstanding at year-end (in thousands)	20,833	20,765	20,723	20,666	20,657
Return on average common stockholders’ equity	9.0%	9.8%	10.2%	8.1%	8.2%
Long-term debt interest coverage	3.59	4.04	4.72	3.70	3.17
Balance Sheet Data
Net utility plant	$1,294,297	$1,198,077	$1,112,367	$1,010,196	$941,475
Total assets	1,692,066	1,525,581	1,418,107	1,184,499	1,165,019
Long-term debt including current portion	481,561	387,222	290,316	291,921	293,592
Capitalization ratios:
Common stockholders’ equity	47.5%	52.1%	58.1%	56.9%	56.0%
Preferred stock	—	—	—	0.5%	0.5%
Long-term debt	52.5%	47.9%	41.9%	42.6%	43.5%
Other Data
Estimated water production (million gallons)
Wells and surface supply	65,288	71,266	72,228	70,708	70,094
Purchased	56,654	60,292	65,529	70,530	62,320

Total estimated water production	121,942	131,558	137,757	141,238	132,414

Metered customers	438,600	426,600	417,208	412,432	407,762
Flat-rate customers	59,300	68,100	73,285	75,123	76,131

Customers at year-end**	497,900	494,700	490,493	487,555	483,893

New customers added	3,200	4,207	2,938	3,662	4,892
Revenue per customer	$925	$908	$837	$753	$692
Utility plant per customer	3,706	3,455	3,228	2,968	2,778
Employees at year-end	1,127	1,013	929	891	869

**	Includes customers of the City of Hawthorne and City of Commerce

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

For 2010, net income was $37.7 million compared to $40.6 million in 2009, or a decrease of 7.1%. The decrease in net income was primarily caused by a decrease in net other income and an increase in interest expense. Net operating income increased $3.7 million to $61.8 million, or a 6.4% increase over 2009 levels. Net other income reflected a net decrease from the prior year of $1.5 million due primarily to lower gains on the cash surrender value of life insurance held for certain benefit plans, a $0.6 million expense in 2010 for construction costs excluded from rate base in the final 2009 GRC settlement, a reduction in gain on sale of property, and less interest income earned in 2010. Diluted earnings per share for 2010 were $1.81 compared to $1.95 in 2009, or a decrease of 7.2%.

As a result of the 2007 General Rate Case (2007 GRC) and corresponding approved rates which were effective the first of July 2008, we recognized a significant increase in net income in 2008, 2009, and 2010. The rate increases authorized additional annual revenues of $57.7 million (see discussion in the Regulatory Matters section of this annual report).

The 2007 GRC included recovery of certain conservation expenses. Company conservation program expenses were $2.7 million in 2010 and $3.2 million in 2009, and are expected to increase significantly in future years.

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

Revenue from metered customers includes billings to customers based on monthly meter readings plus an estimate for water used between the customer’s last meter reading and the end of the accounting period. The unbilled revenue amount is generally higher during the summer months when water sales are higher. Flat rate customers are billed in advance at the beginning of the service period. The revenue is prorated so that the portion of revenue applicable to the current period is included in that period’s revenue, with the balance recorded as unearned revenue on the balance sheet and recognized as revenue when earned in the subsequent accounting period. Our unearned revenue liability was $1.6 million and $2.6 million as of December 31, 2010 and 2009, respectively. This liability is included in “other accrued liabilities” on our consolidated balance sheets.

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

The balances in the WRAM and MCBA assets and liabilities accounts will fluctuate on a monthly basis depending upon the variance between adopted and actual results. The recovery or refund of the WRAM is netted against the MCBA over- or under-recovery for the corresponding district and is interest bearing at the current 90 day commercial paper rate. When the net amount for any district achieves a pre-determined level at the end of any calendar year (i.e., at least 2.5 percent over- or under-recovery of the approved revenue requirement), Cal Water will file with the CPUC to refund or collect the balance in the accounts. Account balances less than those levels may be refunded or collected in Cal Water’s general rate case proceedings or aggregated with future calendar year balances for comparison with the recovery level. As of December 31, 2010, included in the net regulatory balancing accounts, current and long-term assets were $14.8 million and $16.8 million, respectively, and the net regulatory balancing accounts current and long-term liabilities were $3.0 million and $0.6 million, respectively. As of December 31, 2009, included in the net regulatory balancing accounts current and long-term assets were $10.5 million and $5.1 million, respectively, and the current net regulatory balancing accounts, current and long-term liabilities were $2.4 million and $0.9 million, respectively.

Regulated Utility Accounting

Because we operate extensively in a regulated business, we are subject to the accounting standards for regulated utilities. Regulators establish rates that are designed to permit the recovery of the cost of service and a return on investment. Based upon past practices and decisions by the Commissions, we assess the probability of future recovery from rate payers of certain items, including the probability of return of amounts collected to rate payers. If it is probable that rates will recover an item in the future, a regulatory asset will be reported. If it is probable that rates will reflect a reduction in future rates for an item, a regulatory liability will be reported. We assess the probability of recovery of the regulatory assets and regulatory liabilities in each reporting period. In addition, if a regulatory commission determined that a portion of our assets used in utility operations were not recoverable in customer rates, we would be required to determine if we had suffered an asset impairment that would require a write-down in the assets’ valuation. The 2009 GRC settlement included a $0.6 million asset impairment which was booked during 2010, and there was not an asset impairment during 2009.

Goodwill Accounting and Evaluation for Impairment

During 2008, we acquired three privately held companies on the island of Hawaii: Waikoloa Resort Utilities, Inc; Waikoloa Water Company, Inc.; Waikoloa Sewer Company, Inc. (jointly referred to herein as the “Waikoloa Companies”). Total assets acquired were $26.9 million (including cash of $6.3 million), with liabilities assumed of $10.2 million (net of $12.6 million, which was paid at close of escrow) and initial goodwill of $3.9 million. During 2009 and after the completion of the evaluation of tax benefits of the Waikoloa Companies’ net tax operating loss carryovers, goodwill was reduced by $1.3 million.

In November of 2010, we performed an annual impairment test of the remaining goodwill balance of $2.6 million by comparing the fair value of Hawaii Water Service Company, the reporting unit, with its carrying amount, including goodwill. Our analysis considered the approval of future rate case proceedings for the various operations of Hawaii Water Service Company based on historical rate of return filings allowed by the Hawaii Public Utilities Commission. To the extent the approved rate of return filings allowed by the Hawaii Public Utilities Commission are less than expected, an impairment of the recorded goodwill may occur.

Income Taxes

We account for income taxes using the asset and liability method. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. We measure deferred tax assets and liabilities at enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We recognize the effect on the deferred tax assets and liabilities of a change in tax rate in the period that includes the enactment date. We must also assess the likelihood that deferred tax assets will be recovered in future taxable income and, to the extent recovery is not probable, a valuation allowance would be recorded. If a valuation allowance were required, it could significantly increase income tax expense. In management’s view, a valuation allowance was not required at December 31, 2010 or December 31, 2009.

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

The Company filed Form 3115, Application for Change in Accounting Method, during December 2010, related to California income tax depreciation deductions. The filing requests a change from the double declining depreciation method to the straight-line method. The impact could result in an additional $28 million of depreciation deductions on the Company’s California state income tax filing, which would result in tax savings.

Pension Benefits

We incur costs associated with our pension and postretirement health care benefits plans. To measure the expense of these benefits, our management must estimate compensation increases, mortality rates, future health cost increases and discount rates used to value related liabilities and to determine appropriate funding. Different estimates used by our management could result in significant variances in the cost recognized for pension benefit plans. The estimates used are based on historical experience, current facts, future expectations, and recommendations from independent advisors and actuaries. We use an investment advisor to provide advice in managing the plan’s investments. With the 2009 GRC settlement, we anticipate any increases in funding for the pension and postretirement health care benefits plans will be recovered in future rate filings, thereby mitigating the financial impact. We believe it is probable that future costs will be recovered in future rates and therefore have recorded a regulatory asset in accordance with generally accepted accounting standards.

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

Results of Operations

Earnings

Net income in 2010 was $37.7 million compared to $40.6 million in 2009 and $39.8 million in 2008. Diluted earnings per common share were $1.81 in 2010, $1.95 in 2009, and $1.90 in 2008. The weighted average number of common shares outstanding used in the diluted earnings per share calculation was 20,819,000 in 2010, 20,766,000 in 2009, and 20,734,000 in 2008. The decrease in 2010 earnings per share resulted from a decrease in other income and an increase in interest expense.

Dividends

At the January 2011 meeting, the Board of Directors declared the quarterly dividend, increasing it for the 44th consecutive year. The quarterly dividend was raised from $0.2975 to $0.3075 per common share, or an annual rate of $1.23 per common share. Dividends have been paid for 66 consecutive years. The annual dividends paid per common share in 2010, 2009, and 2008 were $1.19, $1.18, and $1.17, respectively. Earnings not paid as dividends are reinvested in the business for the benefit of stockholders. The dividend payout ratio was 66% in 2010, 61% in 2009, and 62% in 2008, for an average of 63% over the three-year period. Our long-term targeted dividend payout ratio is 60%

Operating Revenue

Operating revenue in 2010 was $460.4 million, an increase of $11.0 million, or 2.5%, over 2009. Operating revenue in 2009 was $449.4 million, an increase of $39.1 million, or 9.5%, over 2008. The estimated sources of changes in operating revenue were:

	2010	2009
	Dollars in millions

Rate increases	$28.5	$50.6
Usage by new customers	2.3	10.7
Net change due to actual versus adopted results, usage, and other	(19.8)	(22.2)

Net change	$11.0	$39.1

The usage by existing customers can materially change based upon current weather patterns, influenced both by temperature and rainfall. However, with the adoption of the WRAM and MCBA for California customers on July 1, 2008, the impact of weather on gross margin has been minimized.

In 2010, rate relief increased revenues by $28.5 million with a significant portion due to purchased water offsets and balancing account activity. See the “Rates and Regulation” section of this annual report for more information on regulatory activity occurring in 2009, 2010, and through February 28, 2011.

Water Production Expenses

Water production expenses, which consist of purchased water, purchased power, and pump taxes, comprise the largest segment of total operating expenses. Water production costs accounted for 42.6%, 40.8%, and 41.5% of total operating costs in 2010, 2009, and 2008, respectively. The rates charged for wholesale water supplies, electricity, and pump taxes are established by various public agencies. As such, these rates are beyond our control.

The table below provides the amount of increases and percent changes in water production costs during the past two years:

	2010			2009
	Amount	Change	% Change	Amount	Change	% Change
	Dollars in millions

Purchased water	$125.9	$4.2	3.5%	$121.7	$10.0	9%
Purchased power	29.6	1.3	4.6%	28.3	2.4	9%
Pump taxes	8.6	(0.9)	(9.5)%	9.5	0.6	7%

Total water production expenses	$164.1	$4.6	2.9%	$159.5	$13.0	9%

The principal factors affecting water production expenses are the quantity, price and source of the water. Generally, water from wells costs less than water purchased from wholesale suppliers.

The table below provides the amounts, percentage change, and source mix for the respective years:

	2010		2009		2008
	MG	% of Total	MG	% of Total	MG	% of Total
	Millions of gallons (MG)

Source:
Wells	58,609	48.1%	64,685	49.2%	67,041	48.7%
% change from prior year	(9)%		(4)%		2%
Purchased	56,654	46.5%	60,292	45.8%	65,529	47.5%
% change from prior year	(6)%		(8)%		(7)%
Surface	6,679	5.4%	6,581	5.0%	5,187	3.8%
% change from prior year	1%		27%		1%

Total	121,942	100.0%	131,558	100.0%	137,757	100.0%

% change from prior year	(7.3)%		(4.5)%		(2)%

Purchased water expenses are affected by changes in quantities purchased, supplier prices, and cost differences between wholesale suppliers. For 2010, the $4.2 million increase in purchased water is due to wholesaler water rate increases between 5% and 24% despite a 6% decrease in purchased quantities. On an overall blended basis, wholesale water rates increased 10% on a cost-per-million-gallon basis in 2010. Purchased water expense for 2010 was partially offset by lease water rights credits of $1.9 million. For 2009, purchased water expense increased by $10.0 million and was due to wholesaler water rate increases between 4% and 38% despite an 8% decrease in purchased quantities. Purchased water expense for 2009 was partially offset by lease water rights credits of $1.8 million. The impact of variation of actual water production expense from the adopted expense, effective July 1, 2008, is recorded as a component of revenue under the MCBA. See Item 1, “Rates and Regulation” of this annual report.

Purchased power expenses are affected by the quantity of water pumped from wells and moved through the distribution system, rates charged by electric utility companies, and rate structures applied to usage during peak and non-peak times of the day or season. The purchased power expense increase of $1.3 million was primarily due to power supplier rate increases during 2010.

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

Administrative and General Expenses

Administrative and general expenses include payroll related to administrative and general functions, all employee benefits charged to expense accounts, insurance expenses, legal fees, expenses associated with being a public company, and general corporate expenses.

During 2010, administrative and general expenses were flat as compared to last year. Pension costs, employee benefit costs, and payroll cost increases of $4.0 million in 2010 were offset by an increase in the proportion of labor and benefit costs included in capital projects, reductions to outside service costs, and reductions to employee relocation expenses.

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

For 2010, other operations expenses did not increase from 2009. The net costs for water treatment, water quality testing, chemicals, labor, and conservation expense were approximately flat compared to 2009.

For 2009, other operations expenses increased $5.4 million, or 10.5%, from 2008. The cost of operating the production and distribution systems increased $1.1 million, or 9.3% over the prior year and the cost for water treatment and water quality testing and chemicals increased by $1.4 million, or 13.8%. These increases were primarily due to an increase in the cost of labor. The other major contributing factor was an increase in conservation expense of $1.7 million, or 110% over the prior year. Other expense elements contributed to the balance of the change, but none were individually significant.

Maintenance

Maintenance expenses increased $1.1 million, or 6.2%, in 2010, compared to 2009 due to increased costs for repairs of mains, services, meters, hydrants, and other structures. For 2009, maintenance expenses decreased $0.4 million, or 2.3%, compared to 2008, due to decreased costs for maintenance of mains and services.

Depreciation and Amortization

Depreciation and amortization increased $3.1 million in 2010 and $2.4 million in 2009 due to capital additions from the previous year.

Our capital expenditures in California will be impacted by certain California environmental legislation passed in prior years. The CEQA permitting process involved in certain capital projects has increased the administrative cost of certain projects. California emission controls are expected to increase the cost of vehicle acquisitions. Certain existing vehicles will also have to be retrofitted to comply with the current legislation. The costs will be recovered via depreciation expense by our rate payers upon the filing of future general rate cases.

Income Taxes

For 2010, income taxes decreased $2.8 million as compared to 2009. For 2009, income taxes increased $3.2 million as compared to 2008. The decrease in income tax for 2010, as compared to 2009, was due to lower pretax income and a lower effective tax rate. The effective tax rate was 39.6%, 40.4%, and 37.7% in 2010, 2009, and 2008, respectively. The effective tax rate is impacted by the allowable tax benefit from an additional tax deduction for the qualified production activity deduction (QPAD) for income attributed to the production of water. The tax rate is also affected by the flow through method of accounting for income taxes which resulted from differences between tax depreciation and book depreciation on both pre-1982 assets, as well as all California assets. The flow through method of accounting is described in the Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements. We anticipate the reversal of federal tax depreciation on pre-1982 assets to continue in future years; however, its effect on our tax provision is uncertain due to the offsetting flow-through of state tax depreciation, which continues to increase with capital additions and the impact of cost to remove of pre-1982 assets. In September of 2010, bonus depreciation for federal income tax filings was extended through 2011. The additional bonus depreciation is expected to reduce our QPAD during our 2010 and 2011 federal income tax filings.

Property and Other Taxes

For 2010, property and other tax expenses increased $0.3 million, or 1.7% from 2009. The increase is primary due to increased payroll taxes due to higher taxable wages and additional property taxes due to 2010 utility plant additions. For 2009, tax expenses increased $2.0 million, or 13.4% from 2008. The increase is primary due to increased public service company tax due to the acquisitions in Hawaii in September 2008, increased payroll tax due to increased gross pay, increased local franchise tax, which is based upon revenue, and increased property tax, which is primary based upon our utility plant in service.

Non-Regulated Revenue and Expense, Net

The major components of non-regulated income are revenue and operating expenses related to the following activities:

•	operating and maintenance services (O&M) and meter reading and billing services;

•	antenna site leases;

•	Extended Service Protection (ESP) services;

•	design and construction services;

•	interest income;

•	selling surplus property;

•	change in cash surrender value of life insurance; and

•	non-regulated and new business expenses.

Revenues from antenna site leases to telecommunication companies were $2.2 million, $2.0 million, and $2.0 million in 2010, 2009, and 2008, respectively. Revenues from ESP were $2.0 million, $1.7 million, and $1.5 million in 2010, 2009, and 2008, respectively. Changes to the cash surrender value (CSV) of life insurance contracts associated with our benefit plans have had a significant impact to non-regulated expenses. There were unrealized gains of $2.6 million and $4.1 million in 2010 and 2009, respectively, and an unrealized loss of $3.8 million in 2008. The CSV is determined in part by the market of certain underlining funds, the value of which reflects the changes in the stock market. In addition, we expensed $1.3 million of acquisition costs associated with non-regulated operations and maintenance contracts during the last three years. For 2010, non-regulated income net of expenses decreased $1.5 million, or 4.1%, compared to 2009. The decrease was primarily due to a lower unrealized gain on the life insurance contracts associated with our benefit plans during 2010 and a $0.6 million expense for construction costs not allowed in ratebase in accordance with our 2009 GRC settlement during 2010. See Note 3 of the Notes to Consolidated Financial Statements for additional information.

Gain on Sale of Non-Utility Property

For 2010, 2009, and 2008, there were no significant non-utility property sales. Earnings and cash flow from these transactions are sporadic and may or may not continue in future periods, depending upon market conditions. The Company has other non-utility properties that may be marketed in the future based on real estate market conditions.

Interest Expenses

In 2010, interest expense increased $3.5 million compared to 2009. This increase was attributable to higher interest expense on the $100 million First Mortgage Bonds issued in November 2010, and $100 million First Mortgage Bonds issued in April 2009, and borrowings on our short-term line of credit. In addition, in 2010 there was a reduction to capitalized interest expense. The decrease in capitalized interest was due to booking an adjustment in the fourth quarter to reverse capitalized interest on completed projects due to retroactive in-service dates. The adjustment booked in the fourth quarter of 2010 reduced the amount of capitalized interest transferred to utility plant by $1.6 million. See the “Liquidity and Capital Resources” section for more information.

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

GRCs, escalation rate increase filings, and offset filings change rates to amounts that will remain in effect until the next GRC. The CPUC follows a rate case plan, which requires Cal Water to file a GRC for each of its 24 regulated operating districts every three years. In a GRC proceeding, the CPUC not only considers the utility’s rate setting requests, but may also consider other issues that affect the utility’s rates and operations. Effective in 2004, Cal Water’s GRC schedule was shifted from a calendar year to a fiscal year with test years commencing on July 1st of each year. Effective with the 2009 GRC, the schedule was shifted back to a calendar year. The CPUC is generally required to issue its GRC decision prior to the first day of the test year or authorize interim rates. In accordance with the rate case plan, the Commission issued a decision on Cal Water’s 2009 general rate case filing in the fourth quarter of 2010 with rates effective on January 1, 2011.

Between GRC filings utilities may file escalation rate increases, which allow the utility to recover cost increases, primarily from inflation and incremental investment, during the second and third years of the rate case cycle. However, escalation rate increases are subject to a weather-normalized earnings test. Under the earnings test, the CPUC may reduce the escalation rate increase if, in the most recent 12-month period, this earnings test reflects earnings in excess of authorized for that district.

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

Surcharges and surcredits to amortize balances in the WRAM and MCBA accounts, which are interest bearing, will be filed in April of each year based on the district balances for the last calendar year. Under current procedures, surcharges are expected to be amortized over 12 months for balances less than 5% of district gross revenue, 24 months for balances greater than 5% and less than 10% of district gross revenue, and 36 months for balances greater than 10% of district gross revenue. In the event the combined WRAM and MCBA balance for a district is less than 2.5% of revenue, the amount will not be amortized at that time. The WRAM and MCBA amounts are cumulative, so if they are not amortized in a given calendar year, the balance will be rolled forward and reviewed with the following year balance.

The following is a summary of 2010 rate filings and the anticipated annual impact on revenues. California decisions and resolutions may be found on the CPUC website at www.cpuc.ca.gov.

			Increase	CA District/
Type of Filing	Decision/Resolution	Approval Date	Annual Revenue	Subsidiary

GRC, Step Rate and Offset Filings
Expense Offsets	Various(1)	Mar 2010	$5.4 million	3 districts
Expense Offsets	Various(2)	Apr 2010	$10.4 million	3 districts
Expense Offsets	AL 1982	May 2010	$1.3 million	Stockton
Expense Offsets	Various(3)	July 2010	$5.7 million	5 districts
Expense Offsets	Various(4)	Sept 2010	$1.4 million	3 districts
Rate Base Offsets	Various(5)	Dec 2010	$0.8 million	7 districts
Escalation Rate Increase	AL 1993C	July 2010	$4.2 million	7 districts
Surcharges and Surcredits
General Office synergies memo account surcharge	AL 1972	Feb 2010	$0.7 million	8 districts

(1)	Increases result from advice letters 1976, 1977, and 1978.

(2)	Increases result from advice letters 1979, 1980, and 1981.

(3)	Increases result from advice letters 1988, 1989, 1990, 1991, and 1992.

(4)	Increases result from advice letters 1999, 2000, and 2001.

(5)	Increases result from advice letters 2007A, 2008A, 2009A, 2010A, 2011A, 2012A, and 2014.

The estimated impact of current and prior year rate changes on operating revenues compared to prior years is listed in the following table:

	2010	2009	2008
	Dollars in millions

General Rate Case (GRC)(a)	$0.4	$26.3	$31.0
Step rate increases	6.3	5.9	3.3
Offset (purchased water/pump taxes)	19.9	16.2	4.9
Balancing accounts, net	0.1	0.9	2.9
Other rate increases	1.8	1.3	0.0

Total rate increases	$28.5	$50.6	$42.1

(a)	GRC activity was lower during 2010 because all 24 districts are filed once every three years. The 2009 GRC was the first filing for all 24 districts with rate increases effective January 1, 2011. The 2010 rate increases were a carry-over from the 2007 GRC rate changes.

Remaining Unrecorded Balances from Previously Authorized Balancing Accounts Recoveries/Refunds

The total net under-collected incremental cost balancing accounts (ICBA) memorandum and balancing accounts was approximately $1.4 million as of December 31, 2010. Effective July 1, 2008, the ICBA memorandum and balancing accounts were replaced with the MCBA. In CPUC decision 10-12-017, Cal Water was authorized to file to recover its remaining balances in these accounts. This filing will occur in the first quarter of 2011 and is anticipated to collect a substantial portion of the remaining balance over a 12-month period.

Application to Resolve Commission’s Procedures for WRAM amortization

In 2010, Cal Water became aware of an inconsistency between the Commission’s authorized recovery periods for balancing accounts and the previously authorized 12-month and 18-month amortization periods. In order to maintain revenue neutrality as customers respond to aggressive conservation rates and programs, a “full WRAM”

(offset by an MCBA) was crafted for most of Cal Water’s ratemaking units to ensure that Cal Water would continue to recover the revenue amounts authorized for that unit by the CPUC. In 2010, the CPUC applied periods of up to 24 and 36 months to amortize some WRAM/MCBA balances. Cal Water, along with four other investor-owned water utilities filed a joint application in September 2010 to modify the enabling language of the WRAM/MCBA accounts to change the amortization periods to 24 months or less. It is anticipated a favorable decision will be made in 2011 to recover WRAM and MCBA accounts within 24 months or less.

2010 Regulatory Activity

2007 California GRC Escalation Rate Increase

On July 3, 2007, Cal Water filed its 2007 GRC application covering eight districts and general office costs. On July 10, 2008, the CPUC approved a settlement between Cal Water and the Division of Ratepayer Advocates, and authorized annual rate increases for eight districts of $33.4 million. In its order, the CPUC allowed Cal Water to file immediately to recover its increased general costs in all other districts. The CPUC order also allows for additional rate increases, including escalation increases, which Cal Water requested in 2010, and offset increases after construction of certain large capital projects. In July 2010, Cal Water filed escalation rate increases in seven districts to increase rates by $4.2 million. These filings were approved effective in July 2010 as requested.

2008 California Cost of Capital Application

Cal Water received a decision in July 2009 in its 2008 Cost of Capital review which established a weighted cost of capital adjustment mechanism (WCCM). Under this mechanism, Cal Water is required to annually compare the October to September annual average Moody AA utility bond index with a 2008-2009 benchmark. If the average increased or decreased by 100 basis points from the benchmark, Cal Water would be required to file a rate change to reflect an increased or decreased return on equity. In 2009 and 2010 this mechanism was not triggered as the index did not change by 100 basis points.

Cal Water will file an application with the CPUC in May of 2011 to review its cost of capital for 2012 through 2014. We cannot predict if this or another adjustment mechanism will be adopted by the CPUC in that proceeding.

2009 California GRC Decision

On July 2, 2009, Cal Water filed its 2009 GRC application covering all 24 districts and general office costs. The GRC application requested an increase of $70.6 million or 16.75% in rates for 2011, $24.8 million or 5.04% in rates for 2012 and $24.8 million or 4.79% in rates for 2013. On December 2, 2010, the CPUC issued decision 10-12-017, which approved a settlement between Cal Water, the Division of Ratepayer Advocates, and several intervenors representing the interests of individual district customers. This decision allows for revenue increases of $25.4 million or 5.6% in 2011. Cal Water is also allowed to file for increases of $9.6 million or 2.0% for 2012, and $9.0 million or 2.0% for 2013 subject to adjustment for indexed inflation and contingent upon passing a weather normalized earnings test. This decision also allows for offset increases after construction of 77 large capital projects in various operating districts.

In addition, the Company was authorized to make a deviation from its escalation expense and exclude employee health care, retiree health insurance, and conservation expenses from it escalation filings in 2012 and 2013. Instead for these three significant expense items, the CPUC has enumerated fixed three-year budgets for these expenses. It is anticipated that the budgets for these areas will more closely align with the actual expenses now that this change has been initiated.

The CPUC also authorized a Pension Balancing Account to track the difference between authorized pension contributions included in rates and the costs actually incurred. It is anticipated that this account will allow Cal Water to reduce some of the volatility it experiences in regard to these costs.

The Company was also authorized to combine the rates and tariffs of the South San Francisco and the Mid Peninsula Districts, located on the San Francisco peninsula, into a single ratemaking area in 2011. This new ratemaking area is known as the Bayshore District. Previously, the 2 separate districts had been operated out of a combined location.

Due to the transition between a phased rate case and a total company filing, the CPUC delayed the rate cases of 16 Cal Water districts. However, to compensate for this delay, the CPUC authorized interim rates from the authorized effective date under the old rate case plan. The difference between revenue requirements that were effective in the interim period and those calculated based on a final determination in the 2009 general rate case filing are being recovered as customer surcharges over a three-year period. Cal Water anticipates these surcharges will recover $3.3 million in 2011, $2.2 million in 2012, and $1.2 million in 2013.

Low Income Ratepayer Assistance Program

Cal Water currently administers a Low Income Ratepayer Assistance Program (LIRA) in accordance with decision 06-11-053. This program provides qualifying low income customers with a 50% discount on their service charge (up to a maximum of $10 per month). It imposes a surcharge on non-qualifying customers of $0.01 per hundred cubic feet of monthly water consumption for metered customers and between $0.24 and $0.41 per flat rate service per month. Due to a successful enrollment of over 41,000 customers, this account had accumulated an under collection of approximately $3.7 million as of December 31, 2010, and is recorded in non-current regulatory assets. In July 2010, Cal Water filed an advice letter to adjust the surcharge in order to resolve this undercollection situation. The CPUC rejected this filing and determined that this surcharge could only be adjusted during a GRC. Cal Water must either wait until the next GRC in 2012 to file this change in surcharge or file an application to modify the enabling language of the LIRA program. At this point, Cal Water believes this amount will be fully recoverable as the program is in line with CPUC policy and objectives. Cal Water will file an application to modify the enabling language to resolve the under-collection situation.

2010 Ka’anapali (Hawaii) GRC Filing

On December 30, 2010, Hawaii Water filed its 2010 GRC application for the Ka’anapali Service Area. The Hawaii Public Utilities Commission (HPUC) requires a separate rate application for all service areas and uses a historic based test year. The Ka’anapali GRC requested additional revenue of $1.5 million or an increase of 38.2 percent over the prior year. The HPUC has accepted this filing as complete and Hawaii Water anticipates a resolution in the second quarter of 2011.

Request for MTBE regulatory treatment

On July 8, 2009, Cal Water filed an application requesting that the CPUC adopt ratemaking treatment of proceeds from its partial settlement of MTBE contamination litigation. Cal Water requested that all of the proceeds be reinvested in infrastructure to treat or replace MTBE-contaminated facilities. In addition, Cal Water requested that 50% of the reinvestment be included in ratebase upon which Cal Water could earn its authorized fair and reasonable rate of return. The remaining 50% of the settlement proceeds would be included in ratebase as contributions in aid of construction which does not earn a return. Cal Water also requested specific regulatory treatment of future settlement or litigation proceeds that may occur in the consolidated MTBE cases. As an interim step, Cal Water and the CPUC’s Division of Ratepayer Advocates agreed to track all proceeds and remediation costs in a memorandum account for future disposition. This treatment removes from rate base the capital projects that will be constructed to replace or treat for MTBE. This treatment was reflected in the rates authorized in the 2009 GRC.

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

Because treatment or replacement of Cal Water’s MTBE contaminated wells will occur over a number of years, and because litigation continues with remaining defendants, a final disposition of Cal Water’s memorandum account will occur at an unknown future date. Cal Water has filed a joint motion with the CPUC’s Division of

Ratepayer Advocates to dismiss the July 2009 application and address the contamination proceeds after the conclusion of litigation and remediation. Cal Water cannot predict the timing or outcome of a ruling on that motion or on the outcome of the proceeding.

2010 Expense Offset filings

In 2010, Cal Water filed advice letters to offset increased purchased water and pump tax rates in eleven of its regulated districts totaling $24.2 million in annual revenue. Expense offsets are dollar-for-dollar increases in revenue to match increased expenses and interact with the WRAM and MCBA mechanisms so that net operating income is not affected by an offset increase.

In the future, Cal Water plans to file advice letters to offset expected increases in purchased water and pump tax charges in some districts. Cal Water cannot predict the exact timing or dollar amount of the changes.

2010 Ratebase Offset filings

In 2010, Cal Water filed advice letters to offset infrastructure improvements in seven of its regulated districts totaling $0.8 million in annual revenue. Companies are allowed to file ratebase offsets to increase revenues for construction projects authorized in GRCs when the plant is placed in service. The projects for these filings were authorized in the 2006 and 2007 GRCs.

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

California’s normal weather pattern yields little precipitation between mid-spring and mid-fall. The Washington Water service areas receive precipitation in all seasons, with the heaviest amounts during the winter. New Mexico Water’s rainfall is heaviest in the summer monsoon season. Hawaii Water receives precipitation throughout the year, with the largest amounts in the winter months. Water usage in all service areas is highest during the warm and dry summers and declines in the cool winter months. Rain and snow during the winter months replenish underground water aquifers and fill reservoirs, providing the water supply for subsequent delivery to customers. To date, snowpack water content and rainfall accumulation during the 2010 — 2011 water year is 121% of normal (as of February 23, 2011 per the California Department of Water Resources). Precipitation in 2010 was above average. Management believes that supply pumped from underground aquifers and purchased from wholesale suppliers will be adequate to meet customer demand during 2011 and beyond. However, water rationing may be required in future periods, if declared by the state or local jurisdictions. Long-term water supply plans are developed for each of our districts to help assure an adequate water supply under various operating and supply conditions. Some districts have unique challenges in meeting water quality standards, but management believes that supplies will meet current standards using current treatment processes.

Liquidity and Capital Resources

Cash flow from Operations

During 2010, we generated cash flow from operations of approximately $75.5 million, compared to $72.0 million during 2009, and $95.7 million during 2008. Cash flow from operations is primarily generated by net income, non-cash expenses for depreciation and amortization, deferred income taxes and changes to the net unbilled WRAM and MCBA account balances. Cash generated by operations varies during the year.

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

Investing Activities

During 2010, we used $123.9 million of cash for capital expenditures, both company-funded and developer-funded. Capital expenditures were budgeted at approximately $140 million. Annual expenditures fluctuate each year due to the availability of construction resources and our ability to obtain construction permits in a timely manner.

Included in investing activities in 2008 was the receipt of $34.2 million from our MTBE litigations. We are working with the CPUC to finalize regulatory treatment for these proceeds and have used $9.2 million in our 2009 federal income tax return to replace infrastructure damage in accordance with Section 1033 of the Internal Revenue Code. While we have not yet determined the final regulatory accounting treatment of the proceeds, we anticipate using the proceeds on infrastructure improvements.

Financing Activities

During 2010, Cal Water issued $100 million aggregate principal amount of its 5.50% First Mortgage Bonds due in 2040, which are fully and unconditionally guaranteed by the Company.

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

First Mortgage Bonds with an aggregate principal amount of $10 million matured during 2010. In addition, $1.7 million of First Mortgage Bond payments were made during 2010.

Short-Term Financing

Short-term liquidity is provided by credit facilities extended to us and to certain of our subsidiaries and by internally generated funds. Long-term financing is accomplished through use of both debt and equity. Short-term bank borrowings were $23.8 million at December 31, 2010 and $12.0 million at December 31, 2009. Cash and cash equivalents were $42.3 million at December 31, 2010, and $9.9 million at December 31, 2009. Given our ability to access our lines of credit on a daily basis, cash balances are managed to levels required for daily cash needs and excess cash is invested in short-term or cash equivalent instruments. Minimal operating levels of cash are maintained for Washington Water, New Mexico Water, and Hawaii Water. During 2010, short-term borrowings were $85.8 million to finance capital projects and operations. During the fourth quarter of 2010, $74 million of these short-term borrowings were repaid after the issuance of the $100 million first Mortgage Bond. See “Financing Activities” section above.

On October 27, 2009, the Company and Cal Water entered into three-year syndicated unsecured revolving line of credit agreements with sixteen banks to provide an unsecured revolving line of credit of $50 million and $250 million, respectively. The base loan rate can vary from prime plus 50 basis points to prime plus 125 basis points depending on the Company’s total capitalization ratio. Likewise, the unused commitment fee can vary from 25 basis points to 35 basis points based on the same ratio. Based on the Company’s planned capitalization during 2010 and future years, the Company expects its pricing to be prime plus 75 basis points with a 25 basis point unused commitment fee. California Water Service Group and subsidiaries which it designates may borrow under the Company’s facilities. Borrowings by Cal Water under its revolving credit agreement are required to be repaid within

12 months unless otherwise authorized by the CPUC. Bank of America was selected as lead bank and administrative agent, with CoBank and Bank of China as co-syndication agents.

These unsecured credit agreements contain affirmative and negative covenants and events of default customary for credit facilities of this type including, among other things, limitations and prohibitions relating to additional indebtedness, liens, mergers, and asset sales. Also, these unsecured credit agreements contain financial covenants governing the Company and its subsidiaries’ consolidated total capitalization ratio and interest coverage ratio. The availability on the Company’s and Cal Water’s short-term credit facilities at December 31, 2010 and 2009 were $250 million and $26.2 million, respectively. As of December 31, 2010, we have met all of the covenant requirements and are eligible to use the full amount of the commitment.

Long-Term Financing

Long-term financing, which includes first mortgage bonds, other debt securities, and common stock, has been used to replace short-term borrowings and fund capital expenditures. Internally generated funds, after making dividend payments, provide positive cash flow, but have not been at a level to meet the needs of our capital expenditure requirements. Management expects this trend to continue given our capital expenditures plan for the next five years. Some capital expenditures are funded by payments received from developers for contributions in aid of construction or advances for construction. Funds received for contributions in aid of construction are non-refundable, whereas funds classified as advances in construction are refundable. Management believes long-term financing is available to meet our cash flow needs through issuances in both debt and equity markets.

On January 7, 2010, Cal Water filed an application for additional financing authority with the CPUC. This request was approved on September 23, 2010, and the CPUC decision authorizes Cal Water to issue $350 million of debt and common stock to finance capital projects and operations. In November 2010, Cal Water issued $100 million of First Mortgage Bonds pursuant to the CPUC decision.

In 2010, we utilized cash generated from operations, borrowings on the lines of credit, and the First Mortgage Bond financings. We did not issue any significant common stock in 2010. In future periods, management anticipates funding our capital needs through a relatively balanced approach between long term debt and equity.

Additional information regarding the bank borrowings and long-term debt is presented in Notes 8 and 9 in the Notes to Consolidated Financial Statements.

Off-Balance Sheet Transactions

We do not utilize off-balance-sheet financing or utilize special purpose entity arrangements for financing. We do not have equity ownership through joint ventures or partnership arrangements.

Contractual Obligations

		Less than			After
	Total	1 Year	1-3 Years	3-5 Years	5 Years
	(In thousands)

Long-term debt	$479,852	$2,783	$52,303	$12,974	$411,792
Interest payments	441,405	29,049	56,438	54,231	301,687
Advances for construction	186,899	6,672	19,866	13,126	147,235
Office leases	3,465	833	1,217	648	767
System leases	8,341	922	1,810	1,810	3,799
Water supply contracts	513,425	17,163	34,342	34,336	427,584

TOTAL	$1,633,387	$57,422	$165,976	$117,125	$1,292,864

Our contractual obligations are summarized in the table above. For pension and post retirement benefits other than pension obligations see Note 12 of the Notes to the consolidated Financial Statements. Long-term debt payments include annual sinking fund payments on first mortgage bonds, maturities of long-term debt, and annual payments on other long-term obligations. Advances for construction represent annual contract refunds to developers for the cost of water systems paid for by the developers. The contracts are non-interest bearing, and refunds are generally on a straight-line basis over a 40-year period. System and office leases include obligations associated with leasing water systems and rents for office space.

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

We have a contract with the Santa Clara Water District, which contains minimum purchase obligations. The contract payment varies with the volume of water purchased above the minimum purchase levels. Management plans to continue to purchase and use at least the minimum quantity of water that is required to purchase under this contract in the future. Total paid under this contract was $5.3 million in 2010, $5.4 million in 2009, and $6.7 million in 2008.

The water supply contract with Stockton East Water District (SEWD) requires a fixed, annual payment and does not vary during the year with the quantity of water delivered by the district. Due to the fixed price arrangement, we utilize as much water as possible from SEWD in order to minimize the cost of operating Company-owned wells used to supplement SEWD deliveries. The total paid under the contract was $6.2 million in 2010, $5.5 million in 2009, and $5.7 million in 2008. Pricing under the contract varies annually. Estimated annual contractual obligations in the above table are based on the same payment level as 2010. Future cost increases by SEWD are expected to be offset by a decline in the allocation of costs to us as more of these costs are expected to be allocated to other SEWD customers due to growth within their service areas.

On September 21, 2005, we entered into an agreement with Kern County Water Agency (Agency) to obtain treated water for our operations. The term of the agreement is to January 1, 2035, or until the Agency’s bonds are repaid. The Agency’s bonds are described below. Under the terms of the agreement, we were obligated to purchase approximately 11,500 acre feet of treated water in 2010 and an incrementally higher volume of water for each subsequent year until 2017, when we are obligated to purchase 20,500 acre feet of treated water per year. We are obligated to pay a capital facilities charge and a treated water charge, both of which will be expensed as invoiced, regardless of whether we can use the water in our operation, and we are obligated for these charges even if the Agency cannot produce an adequate amount to supply the 20,500 acre feet in the year. This agreement supersedes a prior agreement with Kern County Water Agency for the supply of 11,500 acre feet of water per year. Total paid, under the prior agreement, was $5.5 million, $5.5 million, and $4.4 million in 2010, 2009 and 2008, respectively.

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

Once the project is complete, we are obligated to pay a capital facilities charge and a treated water charge that together total $6.1 million annually, which equates to $297 dollars per acre foot. Annual payments of $3.6 million for the capital facilities charge began when the Agency issued bonds to fund the project. Total treated water charge for 2010 was $2.5 million. Once the entire expansion project is completed, the full annual payments will be $6.1 million which will continue through the term of the agreement. As treated water is being delivered, we will also be obligated for our portion of the operating costs; that portion is currently estimated to be $7 dollars per acre foot. The actual amount will vary due to variations from estimates, inflation, and other changes in the cost structure. Our overall estimated cost of $297 dollars per acre foot is less than the estimated cost of procuring untreated water (assuming water rights could be obtained) and then providing treatment.

Capital Requirements

Capital requirements consist primarily of new construction expenditures for expanding and replacing utility plant facilities and the acquisition of water systems. They also include refunds of advances for construction.

Company-funded and developer-funded utility plant expenditures were $123.9 million, $110.6 million, and $107.8 million in 2010, 2009, and 2008, respectively. A majority of capital expenditures was associated with mains and water treatment equipment.

For 2011, the Company is estimating its capital expenditures to be between $125 and $135 million. We do not expect significant increases or declines in annual capital expenditure for the next five years.

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

Capital Structure

Common stockholders’ equity was $435.5 million compared to $420.6 million at December 31, 2010 and 2009, respectively. As noted above, the Company incurred additional long-term debt in 2010.

Total capitalization, including the current portion of long-term debt, at December 31, 2010, was $917.1 million and $807.9 million at December 31, 2009. The Company intends to issue common stock and long-term debt to finance our operations. The capitalization ratios will vary depending upon the method we choose to finance our operations.

At December 31, capitalization ratios were:

	2010	2009

Common equity	47.5%	52.1%
Long-term debt	52.5%	47.9%

The return (from both regulated and non-regulated operations) on average common equity was 9.0% in 2010 compared to 9.8% in 2009.

Acquisitions

In 2010, there were no acquisitions.

In 2009, after receiving regulatory approval, Cal Water acquired two water utility systems with no increase to the allowed rate base. In addition, as part of the acquisition Cal Water assumed cash of $0.5 million and an obligation of equal amount to fund future capital projects on behalf of rate payers. No other assets or liabilities were assumed.

In 2008, the Company’s wholly-owned subsidiary HWS Utility Services, LLC, acquired contracts to operate and maintain water and wastewater systems in Hawaii. The purchase price of $1.3 million was amortized over calendar years 2008, 2009, and 2010.

On September 2, 2008, after receiving regulatory approval, the Company’s wholly-owned subsidiary, Hawaii Water Service Company, Inc. acquired all the outstanding stock of three related privately held companies (Waikoloa Resort Utilities, Inc.; Waikoloa Water Company, Inc.; Waikoloa Sewer Company, Inc.) on the Island of Hawaii with water and wastewater operations. The combined purchase price was $20.6 million. Assets acquired were $26.9 million, including cash of $6.3 million. Liabilities assumed were $10.2 million (net of $12.6 million which was paid at close of escrow). Goodwill of $3.9 million was initially recorded. In 2010, the goodwill was reduced by $1.3 million in recognition of the tax benefits of the acquired net operating loss carryforwards. On December 19, 2008, after receiving regulatory approval, Hawaii Water acquired the water and wastewater assets of two other privately held company (Kukio Utility Company and WB Maninowali) for a cash price of $10.6 million which was the assigned value of the assets. No liabilities were assumed.

Real Estate Program

We own real estate. From time to time, certain parcels are deemed no longer used or useful for water utility operations. Most surplus properties have a low cost basis. We developed a program to realize the value of certain surplus properties through sale or lease of those properties. The program will be ongoing for a period of several years. Property sales produced pretax gains of less than $0.1 million, $0.6 million and less than $0.1 million in 2010, 2009, and 2008, respectively. As sales are dependent on real estate market conditions, future sales, if any, may or may not be at prior year levels.

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

Over the next 12 months, approximately $2.8 million of the $479.9 million of existing long-term debt instruments will mature. Applying a hypothetical 10 percent increase in the rate of interest charged on those borrowings would not have a material effect on our earnings.

Item 8.	Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
California Water Service Group
San Jose, California

We have audited the accompanying consolidated balance sheets of California Water Service Group and subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of income, common stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2010. We also have audited the Company’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of California Water Service Group and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ Deloitte & Touche LLP

San Francisco, California
February 28, 2011

CALIFORNIA WATER SERVICE GROUP

Consolidated Balance Sheets

	December 31,
	2010	2009
	In thousands, except per share data

ASSETS
Utility plant:
Land	$21,355	$19,422
Depreciable plant and equipment	1,695,075	1,575,756
Construction work in progress	103,214	89,908
Intangible assets	24,122	23,976

Total utility plant	1,843,766	1,709,062
Less accumulated depreciation and amortization	(549,469)	(510,985)

Net utility plant	1,294,297	1,198,077

Current assets:
Cash and cash equivalents	42,277	9,866
Receivables: net of allowance for doubtful accounts of $804 and $847, respectively
Customers	25,813	25,567
Regulatory balancing accounts	14,784	10,513
Other	5,386	9,043
Unbilled revenue	13,925	13,417
Materials and supplies at weighted average cost	6,058	5,530
Prepaid income taxes	10,168	7,192
Taxes, prepaid expenses, and other assets	7,799	11,113

Total current assets	126,210	92,241

Other assets:
Regulatory assets	229,577	204,104
Unamortized debt premium and expense	6,489	4,756
Goodwill	2,615	2,615
Other	32,878	23,788

Total other assets	271,559	235,263

	$1,692,066	$1,525,581

CAPITALIZATION AND LIABILITIES
Capitalization:
Common stock, $0.01 par value; 25,000 shares authorized, 20,833 and 20,765, outstanding in 2010 and 2009, respectively	$208	$208
Additional paid-in capital	217,517	215,528
Retained earnings	217,801	204,898

Total common stockholders’ equity	435,526	420,634
Long-term debt, less current maturities	479,181	374,269

Total capitalization	914,707	794,903

Current liabilities:
Current maturities of long-term debt	2,380	12,953
Short-term borrowings	23,750	12,000
Accounts payable	39,505	43,689
Regulatory balancing accounts	3,025	2,430
Accrued other taxes	3,079	4,369
Accrued interest	4,651	4,258
Other accrued liabilities	30,958	30,659

Total current liabilities	107,348	110,358

Unamortized investment tax credits	2,244	2,318
Deferred income taxes	107,084	91,851
Regulatory liabilities	17,079	19,669
Pension and postretirement benefits other than pension	155,224	137,127
Advances for construction	186,899	185,027
Contributions in aid of construction	136,356	118,217
MTBE settlement	34,443	34,375
Other long-term liabilities	30,682	31,736
Commitments and contingencies	—	—

	$1,692,066	$1,525,581

See accompanying Notes to Consolidated Financial Statements.

CALIFORNIA WATER SERVICE GROUP

Consolidated Statements of Income

	For the Years Ended December 31,
	2010	2009	2008
	In thousands, except per share data

Operating revenue	$460,399	$449,372	$410,312

Operating expenses:
Operations:
Purchased water	125,930	121,695	111,726
Purchased power	29,577	28,252	25,939
Pump taxes	8,600	9,537	8,899
Administrative and general	75,276	75,243	59,429
Other	56,518	56,577	51,196
Maintenance	19,685	18,537	18,969
Depreciation and amortization	42,828	39,778	37,339
Income taxes	23,069	24,812	24,507
Property and other taxes	17,103	16,822	14,839

Total operating expenses	398,586	391,253	352,843

Net operating income	61,813	58,119	57,469

Other income and expenses:
Non-regulated revenue	15,993	18,190	14,230
Non-regulated expense	(12,312)	(12,452)	(15,097)
Gain on sale of non-utility property	22	560	7
Income tax (expense) benefit on other income and expenses	(1,487)	(2,550)	376

Net other income (expense)	2,216	3,748	(484)

Interest expense:
Interest expense	27,936	24,394	20,591
Less: capitalized interest	(1,563)	(3,081)	(3,411)

Net interest expense	26,373	21,313	17,180

Net income	$37,656	$40,554	$39,805

Earnings per share:
Basic	$1.81	$1.95	$1.90
Diluted	$1.81	$1.95	$1.90
Weighted average number of common shares outstanding:
Basic	20,806	20,745	20,710
Diluted	20,819	20,766	20,734

See accompanying Notes to Consolidated Financial Statements.

CALIFORNIA WATER SERVICE GROUP

Consolidated Statements of Common Stockholders’ Equity
For the Years Ended December 31, 2010, 2009 and 2008

			Additional		Total
	Common Stock		Paid-in	Retained	Stockholders’
	Shares	Amount	Capital	Earnings	Equity
	In thousands

Balance at December 31, 2007	20,666	$207	$211,885	$173,617	$385,709
Net income	—	—	—	39,805	39,805
Issuance of common stock	57	—	2,037	—	2,037
Premium on retirement of preferred stock	—	—	—	(253)	(253)
Dividends paid:
Preferred stock	—	—	—	(115)	(115)
Common stock	—	—	—	(24,234)	(24,234)

Total dividends paid	—	—	—	(24,349)	(24,349)

Balance at December 31, 2008	20,723	207	213,922	188,820	402,949
Net income	—	—	—	40,554	40,554
Issuance of common stock	42	1	1,606	—	1,607
Dividends paid on common stock	—	—	—	(24,476)	(24,476)

Balance at December 31, 2009	20,765	208	215,528	204,898	420,634
Net income	—	—	—	37,656	37,656
Issuance of common stock	68	—	1,989	—	1,989
Dividends paid on common stock	—	—	—	(24,753)	(24,753)

Balance at December 31, 2010	20,833	$208	$217,517	$217,801	$435,526

See accompanying Notes to Consolidated Financial Statements.

CALIFORNIA WATER SERVICE GROUP

Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2010	2009	2008
	In thousands

Operating activities:
Net income	$37,656	$40,554	$39,805

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	45,265	41,643	39,485
Amortization of debt premium and expenses	979	970	673
Other changes in noncurrent assets and liabilities	3,725	3,688	10,659
Change in value of life insurance contracts	(2,641)	(4,107)	3,763
Gain on sale of non-utility property	(22)	(560)	(7)
Changes in operating assets and liabilities:
Receivables	(860)	(9,557)	(6,069)
Unbilled revenue	(508)	(305)	(201)
Taxes, prepaid expenses, and other assets	(2,842)	(2,332)	(4,421)
Accounts payable	220	1,340	2,610
Material and supplies	(528)	(460)	(322)
Other current liabilities	(598)	734	8,109
Other changes, net	(4,336)	816	1,646

Net adjustments	37,854	31,870	55,925

Net cash provided by operating activities	75,510	72,424	95,730

Investing activities:
Utility plant expenditures	(123,926)	(110,608)	(107,804)
MTBE settlement received	—	—	34,217
Proceeds from sale of non-utility assets	34	810	7
Acquisitions	—	—	(24,924)
Purchase of life insurance	(1,891)	(1,813)	(1,373)
Changes in restricted cash	3,169	(3,104)	—

Net cash used in investing activities	(122,614)	(114,715)	(99,877)

Financing activities:
Short-term borrowings	85,750	20,000	56,000
Repayment of short-term borrowings	(74,000)	(48,000)	(16,000)
Issuance of common stock, net of expenses	912	614	—
Issuance of long-term debt, net of expenses	106,173	97,980	655
Advances and contributions in aid of construction	5,313	4,981	8,227
Refunds of advances for construction	(6,188)	(6,039)	(6,662)
Retirement of long-term debt	(13,692)	(6,772)	(2,871)
Redemption of preferred stock	—	—	(3,718)
Dividends paid	(24,753)	(24,476)	(24,349)

Net cash provided by financing activities	79,515	38,288	11,282

Change in cash and cash equivalents	32,411	(4,003)	7,135
Cash and cash equivalents at beginning of year	9,866	13,869	6,734

Cash and cash equivalents at end of year	$42,277	$9,866	$13,869

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest (net of amounts capitalized)	$24,425	$20,351	$16,284
Income taxes	9,815	14,003	22,586
Supplemental disclosure of non-cash activities:
Accrued payables for investments in utility plant	6,565	9,570	10,967
Purchase of intangible assets with Company common stock	—	—	1,300
Utility plant contributed by developers	31,422	24,198	10,222

See accompanying Notes to Consolidated Financial Statements.

CALIFORNIA WATER SERVICE GROUP

Notes to Consolidated Financial Statements
December 31, 2010, 2009, and 2008
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

CALIFORNIA WATER SERVICE GROUP

Notes to Consolidated Financial Statements — (Continued)

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

The balances in the WRAM and MCBA assets and liabilities accounts will fluctuate on a monthly basis depending upon the variance between adopted and actual results. The recovery or refund of the WRAM is netted against the MCBA over- or under-recovery for the corresponding district and is interest bearing at the current 90 day commercial paper rate. When the net amount for any district achieves a pre-determined level at the end of any calendar year (i.e., at least 2.5 percent over- or under-recovery of the approved revenue requirement), Cal Water will file with the CPUC to refund or collect the balance in the accounts. Account balances less than those levels may be refunded or collected in Cal Water’s general rate case proceedings or aggregated with future calendar year balances for comparison with the recovery level. As of December 31, 2010, included in the net regulatory balancing accounts, current and long-term assets were $14,784 and $16,786, respectively, and the net regulatory balancing accounts current and long-term liabilities were $3,025 and $578, respectively. As of December 31, 2009, included in the net regulatory balancing accounts, current and long-term assets were $10,513 and $5,077, respectively, and the net regulatory balancing accounts current and long-term liabilities were $2,430 and $864, respectively.

Allowance for Doubtful Accounts

The Company provides an allowance for doubtful accounts receivable. The allowance is based upon specific identified accounts plus an estimate of uncollectible accounts based upon historical percentages. The balance of customer receivables is net of the allowance for doubtful accounts at December 31, 2010 and 2009 of $804 and $847, respectively.

The activities in the allowance for doubtful accounts are as follows:

	2010	2009

Beginning Balance	$847	$1,210
Provision for uncollectible accounts	1,500	1,462
Net write off of uncollectible accounts	(1,543)	(1,825)

Ending Balance	$804	$847

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

Utility Plant

Utility plant is carried at original cost when first constructed or purchased, or at fair value when acquired through acquisition. When depreciable plant is retired, the cost is eliminated from utility plant accounts and such costs are charged against accumulated depreciation. Maintenance of utility plant is charged to operating expenses as

CALIFORNIA WATER SERVICE GROUP

Notes to Consolidated Financial Statements — (Continued)

incurred. Maintenance projects are not accrued for in advance. Interest is capitalized on plant expenditures during the construction period and amounted to $1,563 in 2010, $3,081 in 2009, and $3,411 in 2008.

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

The following table represents depreciable plant and equipment as of December 31:

	2010	2009

Equipment	$321,958	$314,351
Transmission and distribution plant	1,263,895	1,159,998
Office buildings and other structures	109,222	101,407

Total	$1,695,075	$1,575,756

Depreciation of utility plant for financial statement purposes is computed on a straight-line basis over the assets’ estimated useful lives including cost of removal of certain assets as follows:

Useful Lives

Equipment	5 to 50 years
Transmission and distribution plant	40 to 65 years
Office Buildings and other structures	50 years

The provision for depreciation expressed as a percentage of the aggregate depreciable asset balances was 2.8% in 2010, 2.8% in 2009, and 2.8% 2008. For income tax purposes, as applicable, the Company computes depreciation using the accelerated methods allowed by the respective taxing authorities.

Asset Retirement Obligation

The Company has a legal obligation to retire wells in accordance with Department of Public Health regulations. In addition, upon decommission of a wastewater plant or lift station certain wastewater infrastructure would need to be retired in accordance with Department of Public Health regulations. The Company has collected retirement obligation costs from ratepayers through depreciation expense. As of December 31, 2010 and 2009 the retirement obligation is estimated to be $10,582 and $9,611, respectively.

Cash Equivalents

Cash equivalents include highly liquid investments with remaining maturities of three months or less at the time of acquisition.

Restricted Cash

Restricted cash primarily represents the proceeds collected through a surcharge on certain customers’ bills plus interest earned on the proceeds and is used to service California Safe Drinking Water Bond obligations. All restricted cash is included in prepaid expenses. At December 31, 2010 and 2009, restricted cash was $1,183 and $4,352, respectively.

Regulatory Assets and Liabilities

The Company operates extensively in a regulated business, and as such is subject to the accounting standards for regulated utilities. As such, the Company defers costs and credits on the balance sheet as regulatory assets and liabilities when it is probable that those costs and credits will be recognized in the ratemaking process in a period

CALIFORNIA WATER SERVICE GROUP

Notes to Consolidated Financial Statements — (Continued)

different from the period in which they would have been reflected in income by an unregulated company. In determining the probability of costs being recognized in other periods, the Company considers regulatory rules and decisions, past practices, and other facts or circumstances that would indicate if recovery is probable. These deferred regulatory assets and liabilities are then reflected in the income statement in the period in which the same amounts are reflected in the rates charged for service. In the event that a portion of the Company’s operations were no longer subject to the accounting standards for regulated utilities, the Company would be required to write off related regulatory assets and liabilities. If a commission determined that a portion of the Company’s assets were not recoverable in customer rates, the Company would be required to determine if the Company had suffered an asset impairment that would require a write-down in the assets’ valuation. In the 2009 GRC settlement, construction costs of $634 were removed from rate base and booked as a non-regulated expense during 2010. There were no asset impairments in 2009 or 2008. The income tax temporary differences relate primarily to the difference between book and federal income tax depreciation on utility plant that was placed in service before the regulatory Commissions adopted normalization for rate making purposes. Previously, the tax benefit of tax depreciation was passed on to customers (flow-through). For state income tax purposes, the Commission continues to use the flow-through method. As such timing differences reverse, the Company will be able to include the impact of such differences in customer rates. These federal tax differences will continue to reverse over the remaining book lives of the related assets.

In addition, regulatory assets include expense items that are capitalized for financial statement purposes, because they will be recovered in future customer rates. The capitalized expenses relate to pension benefits, postretirement benefits other than pensions (Retiree Group Health), asset retirement obligations, accrued benefits for vacation, self-insured workers’ compensation, and directors retirement benefits. Asset retirement obligations are recorded net of depreciation which has been recorded and recognized through the regulatory process.

Regulatory liabilities represent future benefits to ratepayers for tax deductions that will be allowed in the future. Regulatory liabilities also reflect timing differences provided at higher than the current tax rate, which will flow-through to future ratepayers.

Regulatory assets and liabilities were comprised of the following as of December 31:

	2010	2009

Regulatory Assets
Pension and Retiree Group Health	$145,451	$129,879
Income tax temporary differences	30,934	36,017
Net WRAM and MCBA accounts receivable	16,786	5,124
Asset retirement obligations, net	6,487	5,819
Other accrued benefits	29,919	27,265

Total Regulatory Assets	$229,577	$204,104

Regulatory Liabilities
Future tax benefits due ratepayers	15,253	17,523
Other liabilities	1,826	2,146

Total Regulatory Liabilities	$17,079	$19,669

The short-term regulatory assets and liabilities are for the WRAM/MCBA programs. The short-term portion of the regulatory assets for 2010 and 2009 were $14,784 and $10,513, respectively. The short-term portion of the regulatory liabilities for 2010 and 2009 were $3,025 and $2,430, respectively.

CALIFORNIA WATER SERVICE GROUP

Notes to Consolidated Financial Statements — (Continued)

Impairment of Long-Lived Assets, Intangibles and Goodwill

The Company regularly reviews its long-lived assets, intangible assets and goodwill for impairment annually or when events or changes in business circumstances have occurred that indicate the carrying amount of such assets may not be fully realizable. Potential impairment of assets held for use is determined by comparing the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the asset. If assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying value of the asset exceeds its fair value. In the 2009 GRC settlement, construction costs of $634 were removed from rate base and expensed to non-regulated expense during 2010.

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

The recorded goodwill balance as of December 31, 2010 and 2009, relate to the Hawaii Water Service Company reporting unit. Based on our annual goodwill impairment test, no impairment was recorded in 2010 or 2009.

Long-Term Debt Premium, Discount and Expense

The discount and issuance expense on long-term debt is amortized over the original lives of the related debt on a straight-line basis which approximates the effective interest method. Premiums paid on the early redemption of certain debt and the unamortized original issuance discount and expense are amortized over the life of new debt issued in conjunction with the early redemption. Amortization expense included in interest expense was $979, $970, and $673 for 2010, 2009, and 2008, respectively.

Advances for Construction

Advances for Construction consist of payments received from developers for installation of water production and distribution facilities to serve new developments. Advances are excluded from rate base for rate setting purposes. Annual refunds are made to developers without interest. Advances of $185,332, and $183,555 at December 31, 2010, and 2009, respectively, will be refunded primarily over a 40-year period in equal annual amounts. In addition, other Advances for Construction totaling $1,567 and $1,472 at December 31, 2010, and 2009, respectively, are refundable based upon customer connections. Estimated refunds of advances for each succeeding year (2011 through 2015) are approximately $6,672, $6,598, $6,596, $6,592, $6,535 and $153,906 thereafter.

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

CALIFORNIA WATER SERVICE GROUP

Notes to Consolidated Financial Statements — (Continued)

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

The accounting standards for accounting for uncertainty in income taxes also requires the inclusion of interest and penalties related to uncertain tax positions as a component of income taxes. See note 11 “Income Taxes”.

Workers’ Compensation, General Liability and Other Claims

For workers’ compensation, the Company estimates the liability associated with claims submitted and claims not yet submitted based on historical data. For general liability claims and other claims, the Company estimates the cost incurred but not yet paid using historical information.

Collective Bargaining Agreements

As of December 31, 2010, the Company had 1,127 employees, including 702 non-supervisory employees who are represented by the Utility Workers Union of America, AFL-CIO, except certain engineering and laboratory employees who are represented by the International Federation of Professional and Technical Engineers, AFL-CIO. The union agreements expire at the end of 2011.

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

Common stock options outstanding to purchase common shares were 32,500, 62,750, and 84,000 at December 31, 2010, 2009, and 2008, respectively. The Company did not grant any Stock Appreciation Rights (SAR) in 2010. 180,210, 180,210, and 108,710 shares of SARs were outstanding as of December 31, 2010, 2009, and 2008, respectively.

CALIFORNIA WATER SERVICE GROUP

Notes to Consolidated Financial Statements — (Continued)

All options are dilutive and the SARs are antidilutive. The dilutive effect is shown in the table below.

	2010	2009	2008
	(In thousands, except per share data)

Net income, as reported	$37,656	$40,554	$39,805
Less preferred dividends and premium paid upon retirement of preferred stock	—	—	368

Net income available to common stockholders	$37,656	$40,554	$39,437

Weighted average common shares, basic	20,806	20,745	20,710
Dilutive common stock equivalents (treasury method)	13	21	24

Shares used for dilutive calculation	20,819	20,766	20,734

Earnings per share — basic	$1.81	$1.95	$1.90
Earnings per share — diluted	$1.81	$1.95	$1.90

Stock-based Compensation

The Company follows accounting standards for stock-based compensation. Compensation cost is measured at the grant date based on the fair value of the award. The Company recognizes compensation as expense on a straight-line basis over the requisite service period, which is the vesting period.

Accumulated Other Comprehensive Income or Loss

The Company did not have any accumulated other comprehensive income or loss transactions for 2010, 2009, and 2008.

3	OTHER INCOME AND EXPENSES

The Company conducts various non-regulated activities as reflected in the table below.

	2010		2009		2008
	Revenue	Expense	Revenue	Expense	Revenue	Expense

Operating and maintenance	$9,237	$9,713	$11,210	$11,525	$7,180	$7,327
Meter reading and billing	1,207	990	1,205	929	1,150	898
Leases	2,162	877	2,026	805	2,048	690
Design and construction	1,306	1,041	1,717	1,515	1,292	887
Interest income	28	—	106	—	423	—
Change in value of life insurance contracts	—	(2,641)	—	(4,107)	—	3,763
Other non-regulated income and expenses	2,053	2,332	1,926	1,785	2,137	1,532

Total	$15,993	$12,312	$18,190	$12,452	$14,230	$15,097

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

CALIFORNIA WATER SERVICE GROUP

Notes to Consolidated Financial Statements — (Continued)

4	ACQUISITIONS

In 2010 there were no acquisitions.

In 2009, after receiving regulatory approval, Cal Water acquired two water utility systems with no increase to the allowed rate base. In addition, as part of the acquisition Cal Water assumed cash of $457 and an obligation of equal amount to fund future capital projects on behalf of rate payers. No other assets or liabilities were assumed.

In 2008, the Company’s wholly-owned subsidiary HWS Utility Services, LLC, acquired contracts to operate and maintain water and wastewater systems in Hawaii. The purchase price of $1,300 was amortized over calendar years 2008, 2009, and 2010.

On September 2, 2008, after receiving regulatory approval, the Company’s wholly-owned subsidiary, Hawaii Water Service Company, Inc. acquired all the outstanding stock of three related privately held companies (Waikoloa Resort Utilities, Inc.; Waikoloa Water Company, Inc.; Waikoloa Sewer Company, Inc.) on the Island of Hawaii with water and wastewater operations. The combined purchase price was $20,582. Assets acquired were $26,885, including cash of $6,268. Liabilities assumed were $10,209 (net of $12,608 which was paid at close of escrow). Goodwill of $3,906 was initially recorded. In 2009, the goodwill was reduced by $1,291 in recognition of the tax benefits of the acquired net operating loss carryforwards. On December 19, 2008, after receiving regulatory approval, Hawaii Water acquired the water and wastewater assets of two other privately held companies (Kukio Utility Company and WB Maninowali) for an aggregate cash price of $10,619 which was the assigned value of the acquired assets. No liabilities were assumed.

Condensed balance sheets and pro forma results of operations for these acquisitions have not been presented since the impact of the purchases were not material.

5	INTANGIBLE ASSETS

As of December 31, 2010 and 2009, intangible assets that will continue to be amortized and those not amortized were:

	Weighted	2010			2009
	Average	Gross		Net	Gross		Net
	Amortization	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Period	Value	Amortization	Value	Value	Amortization	Value

Amortized intangible assets:
Hawthorne lease	15	$6,515	$6,463	$52	$6,515	$5,985	$530
Water pumping rights	usage	1,084	14	1,070	1,084	14	1,070
Water planning studies	11	11,066	2,812	8,254	10,704	2,062	8,642
Leasehold improvements and other	21	2,252	1,747	505	2,441	1,655	786

Total	13	$20,917	$11,036	$9,881	$20,744	$9,716	$11,028

Unamortized intangible assets:
Perpetual water rights and other		$3,221	—	$3,221	$3,232	—	$3,232

For the years ended December 31, 2010, 2009, and 2008, amortization of intangible assets was $1,894, $1,310, and $1,838, respectively. Estimated future amortization expense related to intangible assets for the succeeding five years is approximately $1,166, $1,076, $1,007, $921, $864, and $4,837 thereafter.

CALIFORNIA WATER SERVICE GROUP

Notes to Consolidated Financial Statements — (Continued)

6	PREFERRED STOCK

The Company is authorized to issue 241,000 shares of Preferred Stock as of December 31, 2010. No shares of Preferred Stock were issued and outstanding at December 31, 2010 or 2009.

7	COMMON STOCKHOLDERS’ EQUITY

The Company is authorized to issue 25 million shares of $0.01 par value common stock. As of December 31, 2010 and 2009, 20,833,303 shares and 20,765,452 shares, respectively, of common stock were issued and outstanding.

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

As of December 31, 2010, the outstanding borrowings on the Company line of credit were $23,750.

The following table represents borrowings under the bank lines of credit:

	2010	2009

Maximum short-term borrowings	$80,250	$60,000
Average amount outstanding	$43,224	$16,751
Weighted average interest rate	3.01%	2.77%
Interest rate at December 31	2.74%	2.15%

CALIFORNIA WATER SERVICE GROUP

Notes to Consolidated Financial Statements — (Continued)

9	LONG-TERM DEBT

As of December 31, 2010 and 2009, long-term debt outstanding was:

		Interest
	Series	Rate	Maturity Date	2010	2009

First Mortgage Bonds	PPP	5.500%	2040	$100,000	$—
	LL	5.875%	2019	100,000	100,000
	AAA	7.280%	2025	20,000	20,000
	BBB	6.770%	2028	20,000	20,000
	CCC	8.150%	2030	20,000	20,000
	DDD	7.130%	2031	20,000	20,000
	EEE	7.110%	2032	20,000	20,000
	FFF	5.900%	2017	20,000	20,000
	GGG	5.290%	2022	20,000	20,000
	HHH	5.290%	2022	20,000	20,000
	III	5.540%	2023	10,000	10,000
	JJJ	5.440%	2018	7,273	7,273
	KKK	4.580%	2010	—	10,000
	LLL	5.480%	2018	10,000	10,000
	MMM	5.520%	2013	20,000	20,000
	NNN	5.550%	2013	20,000	20,000
	OOO	6.020%	2031	20,000	20,000
	CC	9.860%	2020	17,600	17,700
	K	6.940%	2012	1,500	2,200

Total First Mortgage Bonds				$466,373	$377,173
California Department of Water Resources Loans		2.6% to 8%	2010-32	9,106	3,721
Other Long-term debt				6,082	6,328

Total long-term debt				$481,561	$387,222
Less current maturities				2,380	12,953

Long-term debt excluding current maturities				$479,181	$374,269

On November 17, 2010, Cal Water completed the sale and issuance of $100 million aggregate principal amount of its 5.50% First Mortgage Bonds PPP due 2040, which are fully and unconditionally guaranteed by the Company.

On April 17, 2009, Cal Water completed the sale and issuance of $100 million aggregate principal amount of its 5.875% First Mortgage Bonds due 2019, which are fully and unconditionally guaranteed by the Company.

CALIFORNIA WATER SERVICE GROUP

Notes to Consolidated Financial Statements — (Continued)

10	OTHER ACCRUED LIABILITIES

As of December 31, 2010 and 2009, other accrued liabilities were:

	2010	2009

Accrued and deferred compensation	$13,419	$12,052
Accrued benefit and workers’ compensation claims	4,959	5,492
Other	12,580	13,115

	$30,958	$30,659

11	INCOME TAXES

Income tax expense consisted of the following:

	Federal	State	Total

2010
Current	$4,027	$3,020	$7,047
Deferred	15,730	1,779	17,509

Total	$19,757	$4,799	$24,556

2009
Current	$10,105	$4,382	$14,487
Deferred	12,056	819	12,875

Total	$22,161	$5,201	$27,362

2008
Current	$15,233	$4,679	$19,912
Deferred	4,486	(267)	4,219

Total	$19,719	$4,412	$24,131

Income tax expense computed by applying the current federal 35% tax rate to pretax book income differs from the amount shown in the Consolidated Statements of Income. The difference is reconciled in the table below:

	2010	2009	2008

Computed “expected” tax expense	$21,774	$23,771	$22,378
Increase (reduction) in taxes due to:
State income taxes net of federal tax benefit	3,577	3,903	3,674
Investment tax credits	(74)	(32)	(32)
Other	(721)	(280)	(1,889)

Total income tax	$24,556	$27,362	$24,131

Included in Other in the above table is the recognition of the flow-through accounting for Federal depreciation expense on assets acquired prior to 1982 and retirement costs of such assets. For assets acquired prior to 1982, the benefit of excess tax depreciation was previously passed through to the ratepayers. The tax benefit is now reversing and a higher tax expense is being recognized and is included in customer rates. Offsetting the flow-through depreciation in 2010 and 2009 was the impact of cost to remove pre-1982 assets. Also included is the federal income tax deduction from qualified U.S. production activities, which started in 2006. Qualified production activities include production of potable water, but exclude the transmission and distribution of the potable water. The impact

CALIFORNIA WATER SERVICE GROUP

Notes to Consolidated Financial Statements — (Continued)

of the deduction is being reported in the year in which the deduction is claimed on the Company’s tax return. The qualified U.S. production activities deduction (QPAD) is limited to the lesser of 9% of taxable income in 2010, or 50% of taxable gross wages, and 6% of taxable income during 2009 and 2008, or 50% of taxable wages. The QPAD impact was to lower the income tax provision by $420, $560, and $1,276 in 2010, 2009, and 2008, respectively.

The tax effects of differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2010 and 2009 are presented in the following table:

	2010	2009

Deferred tax assets:
Developer deposits for extension agreements and contributions in aid of construction	$46,421	$47,553
Other	4,378	5,804

Total deferred tax assets	50,799	53,357

Deferred tax liabilities:
Utility plant, principally due to depreciation differences	143,165	140,266
WRAM/MCBA balancing accounts	13,463	6,651
Other	5,977	2,414

Total deferred tax liabilities	162,605	149,331

Net deferred tax liabilities	$111,806	$95,974

The current portion of our Deferred Income Tax is $4,722 and $4,123 for years 2010 and 2009, respectively, which includes prepaid expenses and billed WRAM/MCBA surcharge, expected to reverse in the following 12 months.

A valuation allowance was not required at December 31, 2010 and 2009. Based on historical taxable income and future taxable income projections over the period in which the deferred assets are deductible, management believes it is more likely than not that the Company will realize the benefits of the deductible differences.

The following table reconciles the changes in unrecognized tax benefits (at gross):

December 31, 2010

Balance at beginning of year	$—
Additions for tax positions taken during prior year	2,040
Additions for tax positions taken during current year	—
Reductions for tax positions taken during a prior year	—
Lapse of statute of limitations	—

Balance at end of year	$2,040

As of December 31, 2010, the total amount of net unrecognized tax benefits was $2,040 none of which, if recognized, would affect the Company’s effective tax rate. The Company accrues interest and penalties related to unrecognized tax benefits in its provision for income taxes. The total amount of penalties and interest was $114 as of December 31, 2010. Additionally, the Company does not expect a material change in its unrecognized tax benefits within the next 12 months.

Tax years of 2007, 2008, 2009, and 2010 are subject to examination by the federal and state taxing authorities, respectively. An income tax examination of our California income tax filings for 2008 and 2009 currently is in

CALIFORNIA WATER SERVICE GROUP

Notes to Consolidated Financial Statements — (Continued)

progress. Management is unable to assess the potential impact on the Company’s California state income tax as a result of this audit.

12	EMPLOYEE BENEFIT PLANS

Savings Plan

The Company sponsors a 401(k) qualified, defined contribution savings plan that allows participants to contribute up to 20% of pre-tax compensation. Effective January 1, 2010, the Company matches seventy-five cents for each dollar contributed by the employee up to a maximum Company match of 6.0% of base salary. In the prior year, the Company matched fifty cents for each dollar contributed up to a maximum Company match of 4.0% of base salary. Company contributions were $3,232, $1,953, and $1,786, for the years 2010, 2009, and 2008, respectively.

Pension Plans

The Company provides a qualified, defined-benefit, non-contributory pension plan for substantially all employees. The accumulated benefit obligations of the pension plan are $196,184 and $161,449 as of December 31, 2010 and 2009, respectively. The fair value of pension plan assets was $139,034 and $105,639 as of December 31, 2010 and 2009, respectively.

Prior to 2009, pension payment obligations were generally funded by the purchase of an annuity from a life insurance company. In 2009, the Company paid monthly benefits to retirees, rather than the purchase of an annuity. Payments are expected to be made in each year from 2011 to 2015 are $2,666, $3,621, $4,756, $5,933, and $7,189, respectively. The aggregate benefits expected to be paid in the five years 2016 through 2020 are $58,597. The expected benefit payments are based upon the same assumptions used to measure the Company’s benefit obligation at December 31, 2010, and include estimated future employee service.

The Company also maintains an unfunded, non-qualified, supplemental executive retirement plan. The unfunded supplemental executive retirement plan accumulated benefit obligations were $21,767 and $16,981 as of December 31, 2010 and 2009, respectively. Benefit payments under the supplemental executive retirement plan are paid currently and are included in the preceding paragraph.

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

The Company records the costs of postretirement benefits other than pension (PBOP) during the employees’ years of active service. Postretirement benefit expense recorded in 2010, 2009, and 2008, was $4,782, $4,926, and $3,246, respectively. Prior to 2006, the Company recorded a regulatory asset for the difference between the Company-funded amount and the net periodic benefit cost. The remaining net periodic benefit cost was $9,790 at December 31, 2006, and is being recovered through future customer rates and is recorded as a regulatory asset. The expected benefit payments, net of retiree premiums and Medicare part D subsidies, for the years from 2011 to 2015 are $1,047, $1,178, $1,352, $1,522, and $1,700, respectively.

CALIFORNIA WATER SERVICE GROUP

Notes to Consolidated Financial Statements — (Continued)

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

The Company applies a risk management framework for managing the risks associated with employee benefit plan trust assets and uses a nationally recognized independent investment advisor. The guiding principles of this risk management framework are the clear articulation of roles and responsibilities, appropriate delegation of authority, and proper accountability and documentation. Trust investment policies and investment manager guidelines include provisions to ensure prudent diversification, manage risk through appropriate use of physical direct asset holdings and derivative securities, and identify permitted and prohibited investments.

The Company’s target asset allocation percentages for major categories of the pension plan is reflected in the table below:

	Minimum		Maximum
	Exposure	Target	Exposure

Fixed Income	35%	40%	45%
Total Domestic Equity	40%	50%	60%
Small Cap Stocks	10%	15%	20%
Large Cap Stocks	30%	35%	45%
Non-U.S. Equities	5%	10%	15%

The fixed income category includes money market funds, short-term bond funds, and cash. The majority of fixed income investments range in maturities from less than one to five years.

The Company’s target allocation percentages for the PBOP trust is similar to the pension plan except for an increased allocation of 18% in fixed income investments with the difference allocated to domestic equity investments.

We use the following criteria to select investment funds:

•	Fund past performance;

•	Fund meets criteria of Employee Retirements Income Security Act (ERISA);

•	Timeliness and completeness of fund communications and reporting to investors;

•	Stability of fund management company;

•	Fund management fees; and

•	Administrative costs incurred by the Plan.

CALIFORNIA WATER SERVICE GROUP

Notes to Consolidated Financial Statements — (Continued)

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

Level 2 — Inputs to the valuation methodology include:

•	Quoted market prices for similar assets or liabilities in active markets;

•	Quoted prices for identical or similar assets or liabilities in inactive markets;

•	Inputs other than quoted prices that are observable for the asset or liability; and

•	Inputs that are derived principally from or corroborated by observable market data by correlation or other means.

If the asset or liability has a specified (contractual) term, the level 2 input must be observable for substantially the full term of the asset or liability.

Level 3 — Inputs to the valuation methodology are unobservable and significant to the fair value measurement.

All Plan investments are level 1 investments in mutual funds and are valued at the net asset value (NAV) of the shares held by the Plan at December 31, 2010 and 2009:

	Pension Benefits				Other Benefits
	2010	%	2009	%	2010	%	2009	%

Fixed Income	$60,961	44%	$51,028	48%	$11,184	53%	$10,656	67%

Domestic Equity
Small Cap Stocks	27,580		16,976		—		3,780
Large Cap Stocks	41,583		30,360		9,986		1,428

Total Domestic Equity	69,163	50%	47,336	45%	9,986	47%	5,208	33%

Non U.S. Equities	8,910	6%	7,275	7%	—	0%	—	0%

Total Plan Assets	$139,034	100%	$105,639	100%	$21,170	100%	$15,864	100%

CALIFORNIA WATER SERVICE GROUP

Notes to Consolidated Financial Statements — (Continued)

The following table reconciles the funded status of the plans with the accrued pension liability and the net postretirement benefit liability as of December 31, 2010 and 2009:

	Pension Benefits		Other Benefits
	2010	2009	2010	2009

Change in projected benefit obligation:
Beginning of year	$219,730	$192,878	$39,353	$36,208
Service cost	10,076	9,119	2,491	2,261
Interest cost	13,701	12,352	2,329	2,161
Assumption change	23,820	(59)	5,524	(512)
Amendment	—	6,216	—	—
Experience (gain) loss	5,364	345	(2,423)	613
Benefits paid, net of retiree premiums	(2,751)	(1,121)	(1,330)	(1,378)

End of year	$269,940	$219,730	$45,944	$39,353

Change in plan assets:
Fair value of plan assets at beginning of year	$105,639	$66,941	$15,864	$6,300
Actual return on plan assets	13,893	12,319	1,204	1,012
Employer contributions	22,253	27,500	5,440	9,930
Retiree contributions and Medicare part D subsidies	—	—	1,139	1,062
Benefits paid	(2,751)	(1,121)	(2,469)	(2,440)

Fair value of plan assets at end of year	$139,034	$105,639	$21,178	$15,864

Funded status	$(130,906)	$(114,091)	$(24,766)	$(23,489)
Unrecognized actuarial loss	65,853	44,962	16,102	13,775
Unrecognized prior service cost	54,296	60,891	653	769
Unrecognized transition obligation	—	—	561	837

Net amount recognized	$(10,757)	$(8,238)	$(7,450)	$(8,108)

Amounts recognized on the balance sheet consist of:

	Pension Benefits		Other Benefits
	2010	2009	2010	2009

Prepaid (Accrued) benefit costs	$—	$—	$(7,450)	$(8,108)
Accrued benefit liability	(130,906)	(114,091)	(17,316)	(15,381)
Regulatory asset	120,149	105,853	17,316	15,381

Net amount recognized	$(10,757)	$(8,238)	$(7,450)	$(8,108)

CALIFORNIA WATER SERVICE GROUP

Notes to Consolidated Financial Statements — (Continued)

Below are the actuarial assumptions used in determining the benefit obligation for the benefit plans:

	Pension Benefits		Other Benefits
	2010	2009	2010	2009

Weighted average assumptions as of December 31:
Discount rate	5.60%	6.10%	5.60%	6.00%
Long-term rate of return on plan assets	6.75%	7.50%	6.00%	6.50%
Rate of compensation increases	4.00%	4.00%	—	—
Cost of living adjustment	3.00%	3.00%	—	—

The long-term rate of return assumption is the expected rate of return on a balanced portfolio invested roughly 60% in equities and 40% in fixed income securities. Returns on equity investments were estimated based on estimates of dividend yield and real earnings added to a 3% long-term inflation rate. For the pension and other benefit plans, the assumed returns were 9.32% for domestic equities and 9.6% for foreign equities. Returns on fixed-income investments were projected based on investment maturities and credit spreads added to a 3% long-term inflation rate. For the pension and other benefit plans, the assumed returns were 5.21% for fixed income investments and 3.51% for short-term cash investments. The average return for the pension and other benefit plans for the last five and ten years was 4.3% and 5.6%, respectively. The company is using a long-term rate or return of 6.75% for the pension plan and 6.0% for the other benefit plan, which is between the 25th and 75th percentile of expected results. The discount rate was derived from the Citigroup Pension Discount Curve using the expected payouts for the plan.

Net periodic benefit costs for the pension and other postretirement plans for the years ended December 31, 2010, 2009, and 2008 included the following components:

	Pension Plan			Other Benefits
	2010	2009	2008	2010	2009	2008

Service cost	$10,076	$9,119	$6,423	$2,491	$2,261	$1,430
Interest cost	13,701	12,352	8,991	2,329	2,161	1,716
Expected return on plan assets	(8,228)	(7,155)	(6,012)	(1,119)	(785)	(574)
Net amortization and deferral	9,224	8,063	4,516	1,081	1,289	674

Net periodic benefit cost	$24,773	$22,379	$13,918	$4,782	$4,926	$3,246

Below are the actuarial assumptions used in determining the net periodic benefit costs for the benefit plans, which uses the end of the prior year as the measurement date:

	Pension Benefits		Other Benefits
	2010	2009	2010	2009

Weighted average assumptions as of December 31:
Discount rate	6.10%	6.40%	6.00%	5.80%
Long-term rate of return on plan assets	7.50%	8.00%	6.50%	7.00%
Rate of compensation increases	4.00%	5.00%	—	—

The health care cost trend rate assumption has a significant effect on the amounts reported. For 2010 measurement purposes, the Company assumed a 9.5% annual rate of increase in the per capita cost of covered benefits with the rate decreasing to 6.4% by 2016, then gradually grading down to 5.0% over the next 50 years. A one-percentage point change in assumed health care cost trends is estimated to have the following effect:

	1-Percentage	1-Percentage
	Point Increase	Point Decrease

Effect on total service and interest costs	$1,144	$(870)
Effect on accumulated postretirement benefit obligation	$9,538	$(7,420)

CALIFORNIA WATER SERVICE GROUP

Notes to Consolidated Financial Statements — (Continued)

The Company intends to make annual contributions to the plans up to the amount deductible for tax purposes. The Company estimates in 2011 that the annual contribution to the pension plans will be $29,194 and the annual contribution to the other postretirement plan will be $5,669.

13	STOCK-BASED COMPENSATION PLANS

The Company has two stockholder-approved stock-based compensation plans.

Long-term Incentive Plan

The long-term incentive plan was replaced on April 27, 2005, by a stockholder-approved equity incentive plan. The Long-Term Incentive Plan allowed granting of nonqualified stock options, some of which are currently outstanding. There will be no future grants made under the Long-term Incentive Plan. The Company had accounted for options using the intrinsic value method. Options were granted at an exercise price that was not less than the per share common stock market price on the date of grant. The options vested at a 25% rate on their anniversary date over their first four years and are exercisable over a ten-year period. At December 31, 2010, 32,500 options under the Long-term Incentive Plan were fully vested and exercisable at a weighted average price of $25.15. The intrinsic value of the vested shares at December 31, 2010 was $394 and the weighted average fair value at date of grant was $4.67 per share. No options were granted under the Long-term Incentive Plan in 2010, 2009, or 2008.

The following table summarizes the awards made under the Long-Term Incentive Plan:

		Weighted	Weighted
		Average	Average
		Exercise	Remaining	Options
	Shares	Price	Contractual Life	Exercisable

Outstanding at December 31, 2008	84,000	$24.90	2.1	84,000
Exercised	(21,250)	23.13	—	(21,250)

Outstanding at December 31, 2009	62,750	25.50	1.6	62,750
Exercised	(30,250)	25.88	—	(30,250)

Outstanding at December 31, 2010	32,500	$25.15	1.01	32,500

Equity Incentive Plan

Under the Equity Incentive Plan, which was approved by stockholders on April 27, 2005, the Company is authorized to issue awards of up to 1,000,000 shares of common stock. In 2010 and 2009, the Company granted Restricted Stock Awards (RSAs) of 38,978 and 21,000 shares, respectively, of common stock both to employees and to directors of the Company. In 2010, 1,377 RSAs were cancelled and none were cancelled in 2009. Employee awards vest ratably over 48 months, while independent director awards vest at the end of 12 months. The shares were valued at the weighted average price of $35.49 and $37.60 per share, respectively based upon the fair market value of the Company’s common stock on the date of grant. In 2010, no new Stock Appreciation Rights (SARs) were granted to employees.

The Company did not apply a forfeiture rate in the expense computation relating to SARs and RSAs issued to employees as they vest monthly and, as a result, the expense is recorded for actual number vested during the period. For outside directors, the Company did not apply a forfeiture rate in the expense computation relating to RSAs, as the Company expects 100% to vest at the end of 12 months.

The SARs vest ratably over 48 months and expire at the end of 10 years. Upon exercise of a SAR, the appreciation is payable in common shares of the Company. The assumptions utilized to determine the grant-date fair value of the SARs in 2009 was an expected dividend yield of 3.07%, expected volatility of 22.10%, a risk-free

CALIFORNIA WATER SERVICE GROUP

Notes to Consolidated Financial Statements — (Continued)

interest rate of 2.84%, and an expected holding period of 6.75 years. As of December 31, 2010, there were 180,210 shares outstanding of which 123,500 shares were exercisable at a weighted average fair value of $7.29.

The Company has recorded compensation expense for the RSAs and SARs of $1,077 and $993 in 2010 and 2009, respectively. The unrecognized future compensation expense for the RSAs and SARs at December 31, 2010 is $1,529.

14	FAIR VALUE OF FINANCIAL INSTRUMENTS

For those financial instruments for which it is practicable to estimate a fair value, the following methods and assumptions were used. For cash equivalents, accounts receivable and accounts payable, the carrying amount approximates the fair value because of the short-term maturity of the instruments. The fair value of the Company’s long-term debt is estimated at $536,623 and $366,885 as of December 31, 2010 and 2009, respectively, using the published quoted market price, if available, or the discounted cash flow analysis, based on the current rates available to the Company for debt of similar maturities and credit risk. The book value of the long-term debt is $479,181 and $374,269 as of December 31, 2010 and 2009, respectively. The fair value of advances for construction contracts is estimated at $75,602 as of December 31, 2010, and $73,812 as of December 31, 2009, based on broker quotes.

15	COMMITMENTS AND CONTINGENCIES

Commitments

The Company leases office facilities and two water systems from cities, and has long-term commitments to purchase water from water wholesalers. The commitments are noted in the table below.

	Office	System	Water
	Leases	Leases	Contracts

2011	$833	$921	$17,163
2012	702	905	17,172
2013	515	905	17,169
2014	373	905	17,167
2015	275	905	17,169
Thereafter	767	3,799	427,584

The Company leases office facilities in many of its operating districts. The total paid and charged to operations for such leases was $1,080 in 2010, $986 in 2009, and $808 in 2008.

The Company leases the City of Hawthorne water system, which in addition to the upfront lease payment, includes an annual payment. The 15-year expired in February 2011 and the City of Hawthorne has extended the lease on a month-to-month basis. The City of Hawthorne is in the process of determining how they will handle their water system, and the Company will submit a proposal to provide these services for an additional fifteen year period. The annual payments were $116, $116, and $116 in 2010, 2009, and 2008, respectively. In July 2003, the Company negotiated a 15-year lease of the City of Commerce water system. The lease includes an annual lease payment of $845 per year plus a cost savings sharing arrangement.

The Company has a long-term contract with the Santa Clara Water District that requires the Company to purchase minimum annual water quantities. Purchases are priced at the districts then-current wholesale water rate. The Company operates to purchase sufficient water to equal or exceed the minimum quantities under the contract. The total paid under the contract was $5,306 in 2010, $5,420 in 2009, and $6,739 in 2008.

The Company also has a water supply contract with Stockton East Water District (SEWD) that requires a fixed, annual payment and does not vary during the year with the quantity of water delivered by the district. Because of the fixed price arrangement, the Company operates to receive as much water as possible from SEWD in order to

CALIFORNIA WATER SERVICE GROUP

Notes to Consolidated Financial Statements — (Continued)

minimize the cost of operating Company-owned wells used to supplement SEWD deliveries. The total paid under the contract was $6,159 in 2010, $5,505 in 2009, and $5,743 in 2008. Pricing under the contract varies annually.

Estimated annual contractual obligations in the table above are based on the same payment levels as 2010. Future increased costs by SEWD are expected to be offset by a decline in the allocation of costs to the Company, as other customers of SEWD are expected to receive a larger allocation based upon growth of their service areas.

On September 21, 2005, the Company entered into an agreement with Kern County Water Agency (Agency) to obtain treated water for the Company’s operations. The term of the agreement is to January 1, 2035, or until the repayment of the Agency’s bonds (described hereafter) occurs. Under the terms of the agreement, the Company is obligated to purchase approximately 11,500 acre feet of treated water in 2010 and an incrementally higher volume of water for each subsequent year until 2017, when the Company is obligated to purchase 20,500 acre feet of treated water per year. The Company is obligated to pay the Capital Facilities Charge and the Treated Water Charge regardless of whether it can use the water in its operation, and is obligated for these charges even if the Agency cannot produce an adequate amount to supply the 20,500 acre feet in the year. (This agreement supersedes a prior agreement with Kern County Water Agency for the supply of 11,500 acre feet of water per year). Total annual cost in 2010 was $5,454, $5,514 in 2009, and $4,369 in 2008.

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

Once the project is complete, the Company is obligated to pay a Capital Facilities Charge and a treated water charge that together total $6,100 annually, which equates to $297 dollars per acre foot. Annual payments of $3,600 for the Capital Facilities Charge began when the Agency issued bonds to fund the project. Total treated water charge for 2010 was $2,528. Once the entire expansion project is completed the full annual payments will be $6,100 which will continue through the term of the agreement. As treated water is being delivered, the Company is also obligated for its portion of the operating costs; that portion is currently estimated to be $7 dollars per acre foot. The actual amount will vary due to variations from reimbursable operating cost estimates, inflation, and other changes in the

CALIFORNIA WATER SERVICE GROUP

Notes to Consolidated Financial Statements — (Continued)

cost structure. The Company’s overall estimated cost of $297 dollars per acre foot is less than the estimated cost of procuring untreated water (assuming water rights could be obtained) and then providing treatment.

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

As previously reported, the Company is involved in a lawsuit against major oil refineries regarding the contamination of the ground water as a result of the gas additive Methyl tert-butyl ether (MTBE). In April 2008, the Company entered into a partial settlement with certain of the defendants that represent approximately 70% of the responsible parties (as determined by the Superior Court). On October 22, 2008, the Company received $34,217 after deducting attorneys’ fees and litigation expenses. The Company is aggressively pursuing legal action against the remaining responsible parties. The Court has set a trial date of September 2011.

The Company has filed with the Commission to determine the appropriate regulatory treatment of the proceeds. It anticipates that the proceeds will be used on MTBE qualified capital investments. The administrative law judge (ALJ) accepted a settlement (Settlement), which detailed the receipt of proceeds, legal costs, and the general intended use of proceeds. The Settlement did not attempt to call out specific projects. As an interim step, the Company has agreed to track all proceeds and remediation costs in a memorandum account for future disposition. This treatment removes from rate base certain capital projects which were constructed to replace or treat for MTBE and records them in a memorandum account as of the effective date of the 2009 General Rate Case.

On the issue of splitting the proceeds between shareholder and ratepayer, the ALJ stayed the second phase of the proceeding (Phase II) until the Commission reached a final decision in its general contamination proceeds rulemaking proceeding. On October 14, 2010, the Commission issued an interim decision in its review of general policies for accounting treatment of contamination proceeds. The interim decision would require all proceeds to be used first to pay transactional expenses, then to make ratepayers whole for costs to ensure the water system complies with the Commission’s water quality standards. The interim decision allows for a risk-based consideration of proceeds which exceed the costs of the remediation described above and may result in some sharing of proceeds. The interim decision also allows the utility to track litigation and settlement proceeds, along with transactional costs and remediation costs, in a memorandum account. It directs the utility to include a request for disposition of its memorandum account in a general rate case (GRC). Based on the Commission’s Decision D. 10-10-018, the Company is requesting to dismiss Phase II proceeding and review all remaining issues in the Company’s subsequent GRC.

The Company has recorded the proceeds to replace the infrastructure damaged or lost due to the MTBE contamination in accordance with Section 1033 of the Internal Revenue Code. This treatment will reduce the tax basis of the replacement property.

As previously reported, the Company has jointly filed with the City of Bakersfield a lawsuit in the Superior Court of California that names potentially responsible parties that manufactured and distributed products containing 1,2,3 trichloropropane (TCP) in California. TCP has been detected in the ground water. The lawsuit seeks to recover treatment costs necessary to remove TCP. The Court has now coordinated the Company’s action with other water purveyor cases (TCP Cases JCCP 4435) in San Bernardino County. No trial date has yet been set. The Company received a settlement with one of the distributor defendants. The Company recorded the proceeds in a memorandum account until the Commission reviews the use of the proceeds and approves an allocation between ratepayers and shareholders in a future GRC.

CALIFORNIA WATER SERVICE GROUP

Notes to Consolidated Financial Statements — (Continued)

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

16	QUARTERLY FINANCIAL DATA (UNAUDITED)

The Company’s common stock is traded on the New York Stock Exchange under the symbol “CWT.”

2010	First	Second	Third	Fourth

Operating revenue	$90,272	$118,321	$146,349	$105,457
Net operating income	7,758	16,284	25,865	11,906
Net income	2,018	10,381	20,386	4,871
Diluted earnings per share	0.10	0.50	0.98	0.23
Common stock market price range:
High	38.09	39.70	37.74	38.50
Low	35.25	33.81	33.85	36.02
Dividends paid per common share	0.2975	0.2975	0.2975	0.2975

2009	First	Second	Third	Fourth

Operating revenue	$86,613	$116,667	$139,167	$106,925
Net operating income	6,275	15,955	24,094	11,795
Net income	2,421	12,090	19,592	6,451
Diluted earnings per share	0.12	0.58	0.94	0.31
Common stock market price range:
High	46.43	40.87	39.27	40.11
Low	37.83	33.54	35.52	35.18
Dividends paid per common share	0.2950	0.2950	0.2950	0.2950

CALIFORNIA WATER SERVICE GROUP

Notes to Consolidated Financial Statements — (Continued)

17	CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

As discussed in Note 9, on April 17, 2009, Cal Water issued $100 million aggregate principal amount of 5.875% First Mortgage Bonds due 2019, and on November 17, 2010, Cal Water issued $100 million aggregate principal amount of 5.500% First Mortgage Bonds due 2040, all of which are fully and unconditionally guaranteed by California Water Service Group (Parent Company). The following tables present the condensed consolidating statements of income of California Water Service Group (Guarantor and Parent), Cal Water (issuer and wholly-owned consolidated subsidiary of California Water Service Group) and other wholly-owned subsidiaries of the Company for the years ended December 31, 2010, 2009 and 2008, the condensed consolidating statements of cash flows for the 12-months ended December 31, 2010, 2009 and 2008, and the condensed consolidating balance sheets as of December 31, 2010 and 2009. The information is presented utilizing the equity method of accounting for investments in consolidating subsidiaries.

CALIFORNIA WATER SERVICE GROUP

Notes to Consolidated Financial Statements — (Continued)

CALIFORNIA WATER SERVICE GROUP

CONDENSED CONSOLIDATING BALANCE SHEET
As of December 31, 2010

	Parent		All Other	Consolidating
	Company	Cal Water	Subsidiaries	Adjustments	Consolidated
		(In thousands)

ASSETS
Utility plant:
Utility plant	$324	$1,710,213	$140,428	$(7,199)	$1,843,766
Less accumulated depreciation and amortization	—	(522,486)	(28,244)	1,261	(549,469)

Net utility plant	324	1,187,727	112,184	(5,938)	1,294,297

Current assets:
Cash and cash equivalents	188	40,446	1,643	—	42,277
Receivables	—	56,068	3,840	—	59,908
Receivables from affiliates	3,478	4,907	3,621	(12,006)	—
Other current assets	181	22,842	1,002	—	24,025

Total current assets	3,847	124,263	10,106	(12,006)	126,210

Other assets:
Regulatory assets	—	227,440	2,137	—	229,577
Investments in affiliates	434,322	—	—	(434,322)	—
Long-term affiliate notes receivable	34,517	7,880	1,928	(44,325)	—
Other assets	848	34,153	7,186	(205)	41,982

Total other assets	469,687	269,473	11,251	(478,852)	271,559

	$473,858	$1,581,463	$133,541	$(496,796)	$1,692,066

CAPITALIZATION AND LIABILITIES
Capitalization:
Common stockholders’ equity	$435,527	$402,402	$37,611	$(440,014)	$435,526
Affiliate long-term debt	9,808	—	34,517	(44,325)	—
Long-term debt, less current maturities	—	475,030	4,151	—	479,181

Total capitalization	445,335	877,432	76,279	(484,339)	914,707

Current liabilities:
Current maturities of long-term debt	—	1,709	671	—	2,380
Short-term borrowings	23,750	—	—	—	23,750
Payables to affiliates	5,265	56	6,685	(12,006)	—
Accounts payable	—	38,204	4,326	—	42,530
Accrued expenses and other liabilities	67	34,444	4,145	32	38,688

Total current liabilities	29,082	74,413	15,827	(11,974)	107,348
Unamortized investment tax credits	—	2,244	—	—	2,244
Deferred income taxes, net	(559)	105,786	2,340	(483)	107,084
Pension and postretirement benefits other than pensions	—	155,224	—	—	155,224
Regulatory and other liabilities	—	74,057	8,147	—	82,204
Advances for construction	—	185,332	1,567	—	186,899
Contributions in aid of construction	—	106,975	29,381	—	136,356

	$473,858	$1,581,463	$133,541	$(496,796)	$1,692,066

CALIFORNIA WATER SERVICE GROUP

Notes to Consolidated Financial Statements — (Continued)

CALIFORNIA WATER SERVICE GROUP

CONDENSED CONSOLIDATING BALANCE SHEET
As of December 31, 2009

	Parent		All Other	Consolidating
	Company	Cal Water	Subsidiaries	Adjustments	Consolidated
		(In thousands)

ASSETS
Utility plant:
Utility plant	$—	$1,604,680	$111,581	$(7,199)	$1,709,062
Less accumulated depreciation and amortization	—	(488,577)	(23,538)	1,130	(510,985)

Net utility plant	—	1,116,103	88,043	(6,069)	1,198,077

Current assets:
Cash and cash equivalents	532	6,000	3,334	—	9,866
Receivables	28	54,117	4,395	—	58,540
Receivables from affiliates	11,026	12,827	2,140	(25,993)	—
Other current assets	—	23,025	810	—	23,835

Total current assets	11,586	95,969	10,679	(25,993)	92,241

Other assets:
Regulatory assets	—	202,268	1,836	—	204,104
Investments in affiliates	422,287	—	—	(422,287)	—
Long-term affiliate notes receivable	11,155	—	—	(11,155)	—
Other assets	—	24,026	7,337	(204)	31,159

Total other assets	433,442	226,294	9,173	(433,646)	235,263

	$445,028	$1,438,366	$107,895	$(465,708)	$1,525,581

CAPITALIZATION AND LIABILITIES
Capitalization:
Common stockholders’ equity	$420,634	$389,127	$39,592	$(428,719)	$420,634
Affiliate long-term debt	—	—	11,155	(11,155)	—
Long-term debt, less current maturities	—	370,900	3,369	—	374,269

Total capitalization	420,634	760,027	54,116	(439,874)	794,903

Current liabilities:
Current maturities of long-term debt	—	12,246	707	—	12,953
Short-term borrowings	12,000	—	—	—	12,000
Payables to affiliates	11,983	12	13,998	(25,993)	—
Accounts payable	86	41,405	4,628	—	46,119
Accrued expenses and other liabilities	325	34,580	4,369	12	39,286

Total current liabilities	24,394	88,243	23,702	(25,981)	110,358
Unamortized investment tax credits	—	2,318	—	—	2,318
Deferred income taxes, net	—	90,330	1,374	147	91,851
Pension and postretirement benefits other than pensions	—	137,127	—	—	137,127
Regulatory and other liabilities	—	74,956	10,824	—	85,780
Advances for construction	—	183,555	1,472	—	185,027
Contributions in aid of construction	—	101,810	16,407	—	118,217

	$445,028	$1,438,366	$107,895	$(465,708)	$1,525,581

CALIFORNIA WATER SERVICE GROUP

Notes to Consolidated Financial Statements — (Continued)

CALIFORNIA WATER SERVICE GROUP

CONDENSED CONSOLIDATING STATEMENT OF INCOME
For the Year Ended December 31, 2010

	Parent		All Other	Consolidating
	Company	Cal Water	Subsidiaries	Adjustments	Consolidated
	(In thousands)

Operating revenue	$—	$430,988	$29,411	$—	$460,399

Operating expenses:
Operations:
Purchased water	—	125,749	181	—	125,930
Purchased power	—	21,616	7,961	—	29,577
Pump taxes	—	8,017	583	—	8,600
Administrative and general	—	67,536	7,740	—	75,276
Other	—	49,356	7,667	(505)	56,518
Maintenance	—	18,998	687	—	19,685
Depreciation and amortization	—	40,349	2,610	(131)	42,828
Income taxes (benefits)	(843)	23,812	(229)	329	23,069
Taxes other than income taxes	—	14,904	2,199	—	17,103

Total operating expenses (income)	(843)	370,337	29,399	(307)	398,586

Net operating income	843	60,651	12	307	61,813

Other Income and Expenses:
Non-regulated revenue	1,220	10,064	6,670	(1,961)	15,993
Non-regulated expense	—	(7,954)	(4,358)	—	(12,312)
Gain on sale on non-utility property	—	22	—	—	22
Income tax benefit (expense) on other income and expense	(497)	(869)	(1,027)	906	(1,487)

Net other income (expense)	723	1,263	1,285	(1,055)	2,216

Interest:
Interest expense	698	27,059	1,635	(1,456)	27,936
Less: capitalized interest	—	(1,085)	(478)	—	(1,563)

Net interest expense	698	25,974	1,157	(1,456)	26,373

Equity earnings of subsidiaries	36,788	—	—	(36,788)	—

Net income	$37,656	$35,940	$140	$(36,080)	$37,656

CALIFORNIA WATER SERVICE GROUP

Notes to Consolidated Financial Statements — (Continued)

CALIFORNIA WATER SERVICE GROUP

CONDENSED CONSOLIDATING STATEMENT OF INCOME
For the Year Ended December 31, 2009

	Parent		All Other	Consolidating
	Company	Cal Water	Subsidiaries	Adjustments	Consolidated
	(In thousands)

Operating revenue	$—	$420,412	$28,960	$—	$449,372

Operating expenses:
Operations:
Purchased water	—	121,360	335	—	121,695
Purchased power	—	21,254	6,998	—	28,252
Pump taxes	—	8,982	555	—	9,537
Administrative and general	—	68,103	7,140	—	75,243
Other	—	49,560	7,477	(460)	56,577
Maintenance	—	17,918	619	—	18,537
Depreciation and amortization	—	37,740	2,176	(138)	39,778
Income taxes	(222)	23,919	398	717	24,812
Taxes other than income taxes	—	14,727	2,095	—	16,822

Total operating expenses (income)	(222)	363,563	27,793	119	391,253

Net operating income	222	56,849	1,167	(119)	58,119

Other Income and Expenses:
Non-regulated revenue	901	12,408	6,379	(1,498)	18,190
Non-regulated expense	—	(7,972)	(4,480)	—	(12,452)
Gain on sale on non-utility property	—	560	—	—	560
Income tax benefit (expense) on other income and expense	(367)	(2,036)	(808)	661	(2,550)

Net other income (expense)	534	2,960	1,091	(837)	3,748

Interest:
Interest expense	505	23,719	1,207	(1,037)	24,394
Less: capitalized interest	—	(2,359)	(722)	—	(3,081)

Net interest expense	505	21,360	485	(1,037)	21,313

Equity earnings of subsidiaries	40,303	—	—	(40,303)	—

Net income	$40,554	$38,449	$1,773	$(40,222)	$40,554

CALIFORNIA WATER SERVICE GROUP

Notes to Consolidated Financial Statements — (Continued)

CALIFORNIA WATER SERVICE GROUP

CONDENSED CONSOLIDATING STATEMENT OF INCOME
For the Year Ended December 31, 2008

	Parent		All Other	Consolidating
	Company	Cal Water	Subsidiaries	Adjustments	Consolidated
	(In thousands)

Operating revenue	$—	$389,659	$20,653	$—	$410,312

Operating expenses:
Operations:
Purchased water	—	111,450	276	—	111,726
Purchased power	—	21,424	4,515	—	25,939
Pump taxes	—	8,413	486	—	8,899
Administrative and general	—	54,025	5,404	—	59,429
Other	—	46,538	5,115	(457)	51,196
Maintenance	—	18,500	469	—	18,969
Depreciation and amortization	—	35,407	2,077	(145)	37,339
Income taxes (benefits)	—	24,106	69	332	24,507
Taxes other than income taxes	—	13,342	1,497	—	14,839

Total operating expenses (income)	—	333,205	19,908	(270)	352,843

Net operating income	—	56,454	745	270	57,469

Other Income and Expenses:
Non-regulated revenue	439	7,825	6,782	(816)	14,230
Non-regulated expense	—	(10,084)	(5,013)	—	(15,097)
Gain on sale on non-utility property	—	7	—	—	7
Income tax benefit (expense) on other income and expense	(179)	918	(695)	332	376

Net other income (expense )	260	(1,334)	1,074	(484)	(484)

Interest:
Interest expense	147	20,107	697	(360)	20,591
Less: capitalized interest	—	(3,366)	(45)	—	(3,411)

Net interest expense	147	16,741	652	(360)	17,180

Equity earnings of subsidiaries	39,692	—	—	(39,692)	—

Net income	$39,805	$38,379	$1,167	$(39,546)	$39,805

CALIFORNIA WATER SERVICE GROUP

Notes to Consolidated Financial Statements — (Continued)

CALIFORNIA WATER SERVICE GROUP

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2010

	Parent		All Other	Consolidating
	Company	Cal Water	Subsidiaries	Adjustments	Consolidated
	(In thousands)

Operating activities:
Net income	$37,656	$35,940	$140	$(36,080)	$37,656

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity earnings of subsidiaries	(36,788)	—	—	36,788	—
Dividends received from affiliates	24,753	—	—	(24,753)	—
Depreciation and amortization	—	42,680	2,716	(131)	45,265
Other changes in noncurrent assets and liabilities	—	7,435	(2,133)	(598)	4,704
Change in value of life insurance contracts	—	(2,641)	—	—	(2,641)
Gain on sale of non-utility property	—	(22)	—	—	(22)
Changes in operating assets and liabilities:
Net advance to affiliates	(14,579)	85	14,494	—	—
Other changes, net	(825)	(9,312)	664	21	(9,452)

Net adjustments	(27,439)	38,225	15,741	11,327	37,854

Net cash provided by (used in) operating activities	10,217	74,165	15,881	(24,753)	75,510

Investing activities:
Utility plant expenditures	(324)	(108,990)	(14,612)	—	(123,926)
Proceeds from sale of non-utility assets	—	34	—	—	34
Reduction of loans to affiliates	1,854	—	—	(1,854)	—
Purchase of life insurance	—	(1,891)	—	—	(1,891)
Restricted cash decrease	—	3,169	—	—	3,169

Net cash provided by (used in) investing activities	1,530	(107,678)	(14,612)	(1,854)	(122,614)

Financing Activities:
Short-term borrowings	16,750	69,000	—	—	85,750
Repayment of short-term borrowings	(5,000)	(69,000)	—	—	(74,000)
Reduction of affiliate note receivable	—	—	(1,854)	1,854	—
Proceeds from long-term debt, net of issuance cost of $1,857	—	103,947	2,226	—	106,173
Retirement of long-term debt	—	(12,212)	(1,480)	—	(13,692)
Advances and contributions in aid for construction	—	4,962	351	—	5,313
Refunds of advances for construction	—	(6,104)	(84)	—	(6,188)
Dividends paid to non-affiliates	(24,753)	—	—	—	(24,753)
Dividends paid to affiliates	—	(22,634)	(2,119)	24,753	—
Issuance of common stock	912	—	—	—	912

Net cash provided by (used in) financing activities	(12,091)	67,959	(2,960)	26,607	79,515

Change in cash and cash equivalents	(344)	34,446	(1,691)	—	32,411
Cash and cash equivalents at beginning of period	532	6,000	3,334	—	9,866

Cash and cash equivalents at end of period	$188	$40,446	$1,643	$—	$42,277

CALIFORNIA WATER SERVICE GROUP

Notes to Consolidated Financial Statements — (Continued)

CALIFORNIA WATER SERVICE GROUP

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2009

	Parent		All Other	Consolidating
	Company	Cal Water	Subsidiaries	Adjustments	Consolidated
	(In thousands)

Operating activities:
Net income	$40,554	$38,449	$1,773	$(40,222)	$40,554

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity earnings of subsidiaries	(40,303)	—	—	40,303	—
Dividends received from affiliates	24,476	—	—	(24,476)	—
Depreciation and amortization	—	39,649	2,132	(138)	41,643
Amortization of debt premium and expense	—	970	—	—	970
Other changes in noncurrent assets and liabilities	(1,491)	4,602	532	45	3,688
Change in value of life insurance contracts	—	(4,107)	—	—	(4,107)
Gain on sale of non-utility property	—	(560)	—	—	(560)
Changes in operating assets and liabilities:
Net advance to affiliates	(160)	(1,039)	1,199	—	—
Other changes, net	476	(11,161)	909	12	(9,764)

Net adjustments	(17,002)	28,354	4,772	15,746	31,870

Net cash provided by (used in) operating activities	23,552	66,803	6,545	(24,476)	72,424

Investing activities:
Utility plant expenditures	—	(100,182)	(10,426)	—	(110,608)
Proceeds from sale of non-utility assets	—	810	—	—	810
Reduction of loans to affiliates	415	—	—	(415)	—
Purchase of life insurance	—	(1,813)	—	—	(1,813)
Restricted cash increase	—	(3,104)	—	—	(3,104)

Net cash provided by (used in) investing activities	415	(104,289)	(10,426)	(415)	(114,715)

Financing Activities:
Short-term borrowings	—	20,000	—	—	20,000
Repayment of short-term borrowings	—	(48,000)	—	—	(48,000)
Reduction of affiliate note receivable	—	—	(415)	415	—
Proceeds from long-term debt, net of issuance cost of $3,390	—	97,884	96	—	97,980
Retirement of long-term debt	—	(5,938)	(834)	—	(6,772)
Advances and contributions in aid for construction	—	4,981	—	—	4,981
Refunds of advances for construction	—	(5,968)	(71)	—	(6,039)
Dividends paid to non-affiliates	(24,476)	—	—	—	(24,476)
Dividends paid to affiliates	—	(22,498)	(1,978)	24,476	—
Issuance of common stock	614	—	—	—	614

Net cash provided by (used in) financing activities	(23,862)	40,461	(3,202)	24,891	38,288

Change in cash and cash equivalents	105	2,975	(7,083)	—	(4,003)
Cash and cash equivalents at beginning of period	427	3,025	10,417	—	13,869

Cash and cash equivalents at end of period	$532	$6,000	$3,334	$—	$9,866

CALIFORNIA WATER SERVICE GROUP

Notes to Consolidated Financial Statements — (Continued)

CALIFORNIA WATER SERVICE GROUP

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2008

	Parent		All Other	Consolidating
	Company	Cal Water	Subsidiaries	Adjustments	Consolidated
	(In thousands)

Operating activities:
Net income	$39,805	$38,379	$1,167	$(39,546)	$39,805

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity earnings of subsidiaries	(39,692)	—	—	39,692	—
Dividends received from affiliates	24,348	—	—	(24,348)	—
Depreciation and amortization	—	37,102	2,528	(145)	39,485
Amortization of debt premium and expense	—	673	—	—	673
Other changes in noncurrent assets and liabilities	—	10,174	485	—	10,659
Change in value of life insurance contracts	—	3,763	—	—	3,763
Gain on sale of non-utility property	—	(7)	—	—	(7)
Changes in operating assets and liabilities:
Net advance to affiliates	8,615	(17,061)	8,446	—	—
Other changes, net	(12,018)	(2,102)	15,473	(1)	1,352

Net adjustments	(18,747)	32,542	26,932	15,198	55,925

Net cash provided by (used in) operating activities	21,058	70,921	28,099	(24,348)	95,730

Investing activities:
Utility plant expenditures		(103,619)	(4,185)		(107,804)
MTBE settlement received	—	34,217	—	—	34,217
Proceeds from sale of non-utility assets	—	7	—	—	7
Loans to affiliates	(11,990)	—	—	11,990	—
Reduction of affiliate note receivable	990	—	—	(990)	—
Acquisitions, net of cash acquired	—	—	(24,924)	—	(24,924)
Proceeds from redemption of affiliate preferred stock	3,718	—	—	(3,718)	—
Purchase of life insurance	—	(1,373)	—	—	(1,373)

Net cash provided by (used in) investing activities	(7,282)	(70,768)	(29,109)	7,282	(99,877)

Financing Activities:
Short-term borrowings	16,000	40,000	—	—	56,000
Repayment of short-term borrowings	(4,000)	(12,000)	—	—	(16,000)
Borrowings from affiliates	—	—	11,990	(11,990)	—
Repayment of affiliate long-term debt	—	—	(990)	990	—
Issuance of long-term debt, net of expense	—	494	161	—	655
Retirement of long-term debt	—	(2,124)	(747)	—	(2,871)
Advances and contributions in aid for construction	—	7,618	609	—	8,227
Refunds of advances for construction	—	(6,661)	(1)	—	(6,662)
Redemption of preferred stock	(3,718)	(3,718)	—	3,718	(3,718)
Dividends paid to non-affiliates	(24,349)	—	—	—	(24,349)
Dividends paid to affiliates	—	(23,368)	(980)	24,348	—

Net cash provided by (used in) financing activities	(16,067)	241	10,042	17,066	11,282

Change in cash and cash equivalents	(2,291)	394	9,032	—	7,135
Cash and cash equivalents at beginning of period	2,718	2,631	1,385	—	6,734

Cash and cash equivalents at end of period	$427	$3,025	$10,417	$—	$13,869

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A.	Controls and Procedures

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2010. Based on that evaluation, we concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

There was no change in our internal control over financial reporting during the quarter ended December 31, 2010, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended). Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control-Integrated Framework.” Management has concluded that, as of December 31, 2010, our internal control over financial reporting is effective based on these criteria. Our independent registered public accounting firm, Deloitte & Touche LLP, has audited the effectiveness of our internal control over financial reporting as of December 31, 2010, as stated in their report, which is included herein.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors and Executive Officers and Corporate Governance

The information required by this Item as to directors of the Company and the Company’s Audit Committee is contained in the sections captioned “Board Structure” and “Proposal No. 1 — Election of Directors” of the 2011 Proxy Statement, and is incorporated herein by reference.

Information required by this Item regarding executive officers is included in a separate section captioned “Executive Officers of the Registrant” contained in Part I of this annual report.

Information required by this Item as to our Code of Ethics is contained in the section captioned “Other Matters — Code of Ethics” of the 2011 Proxy Statement, and is incorporated herein by reference.

Information required to be disclosed by this Item as to compliance with Section 16(a) filing requirements is contained in the section captioned “Stock Ownership of Management and Certain Beneficial Owners” of the 2011 Proxy Statement, and is incorporated herein by reference.

Item 11.	Executive Compensation

The information required by this Item is contained under the captions “Compensation Discussion and Analysis,” “Report of the Organization and Compensation Committee of the Board of Directors on Executive Compensation,” and “Organization and Compensation Committee Interlocks and Insider Participation” of the 2011 Proxy Statement and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item regarding security ownership of certain beneficial owners and management is contained in the section captioned “Stock Ownership of Management and Certain Beneficial Owners” of the 2011 Proxy Statement and is incorporated herein by reference.

Information required by this Item regarding our equity compensation plans is included in a separate section captioned “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” contained in Part I of this annual report.

The following table represents securities authorized to be issued under our equity compensation plans:

Number of
Securities
	Number of		Remaining Available
	Securities to be		for Future Issuance
	Issued Upon		Under Equity
	Exercise of	Weighted-Average	Compensation Plans
	Outstanding	Exercise Price of	(Excluding
	Options, Warrants	Outstanding	Securities
	and Rights	Options, Warrants	Reflected in Column
Plan Category	(a)	and Rights	(a))

Equity compensation plans approved by security holders	212,710	$36.25	725,852
Equity compensation plans not approved by security holders	-0-	-0-	-0-

Total	212,710	$36.25	725,852

Item 13.	Certain Relationships and Related Transactions and Director Independence

The information required by this Item is contained in the sections captioned “Certain Related Persons Transactions” and “Board Structure” of the 2011 Proxy Statement and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this Item is contained in the section captioned “Report of the Audit Committee” and “Relationship with the Independent Registered Public Accounting Firm” of the 2011 Proxy Statement and is incorporated herein by reference.

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

Date: February 28, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Robert W. Foy ROBERT W. FOY	Chairman, Board of Directors	Date: February 28, 2011

/s/ Douglas M. Brown DOUGLAS M. BROWN	Member, Board of Directors	Date: February 28, 2011

/s/ Edwin A. Guiles EDWIN A. GUILES	Member, Board of Directors	Date: February 28, 2011

/s/ Bonnie G. Hill BONNIE G. HILL	Member, Board of Directors	Date: February 28, 2011

/s/ Thomas M. Krummel, M.D. THOMAS M. KRUMMEL	Member, Board of Directors	Date: February 28, 2011

/s/ Richard P. Magnuson RICHARD P. MAGNUSON	Member, Board of Directors	Date: February 28, 2011

/s/ Linda R. Meier LINDA R. MEIER	Member, Board of Directors	Date: February 28, 2011

/s/ Peter C. Nelson PETER C. NELSON	President and Chief Executive Officer, Principal Executive Officer, Member Board of Directors	Date: February 28, 2011

/s/ George A. Vera GEORGE A. VERA	Member, Board of Directors	Date: February 28, 2011

/s/ Martin A. Kropelnicki MARTIN A. KROPELNICKI	Chief Financial Officer and Treasurer; Principal Financial Officer	Date: February 28, 2011

/s/ Calvin L. Breed CALVIN L. BREED	Controller, Assistant Secretary and Assistant Treasurer; Principal Accounting Officer	Date: February 28, 2011

EXHIBIT INDEX

Unless filed with this Form 10-K, the documents listed are incorporated by reference to the filings referred to:

Exhibit
Number

3.1	Certificate of Incorporation of California Water Service Group (Exhibit 3.1 to the Quarterly Report on Form 10-Q filed August 9, 2006)
3.2	Restated Bylaws of California Water Service Group as amended on November 28, 2007 (Exhibit 3.1 to Current Report on Form 8-K filed December 3, 2007)
4.1	[reserved]
4.2	Certificate of Designations regarding Series D Participating Preferred Stock, as filed with Delaware Secretary of State on September 16, 1999 (Exhibit 4.2 to Annual Report on Form 10-K for the year ended December 31, 2003)
4.3	Thirty-Ninth Supplemental Indenture dated as of April 17, 2009, between California Water Service Company and U.S. Bank National Association, as Trustee (Exhibit 4.1 to Current Report on Form 8-K filed April 21, 2009)
4.4	Fortieth Supplemental Indenture dated as of April 17, 2009, between California Water Service Company and U.S. Bank National Association, as Trustee, covering 9.86% First Mortgage Bonds due 2020, Series CC. (Exhibit 4.2 to Current Report on Form 8-K filed April 21, 2009)
4.5	Forty-First Supplemental Indenture dated as of April 17, 2009, between California Water Service Company and U.S. Bank National Association, as Trustee, covering 5.875% First Mortgage Bonds due 2019, Series LL. (Exhibit 4.3 to Current Report on Form 8-K filed April 21, 2009)
4.6	Forty-Second Supplemental Indenture dated as of April 17, 2009, between California Water Service Company and U.S. Bank National Association, as Trustee, covering 6.94% First Mortgage Bonds due 2012, Series KK. (Exhibit 4.4 to Current Report on Form 8-K filed April 21, 2009)
4.7	Forty-Third Supplemental Indenture dated as of April 17, 2009, between California Water Service Company and U.S. Bank National Association, as Trustee, covering 7.28% First Mortgage Bonds due 2025, Series AAA. (Exhibit 4.5 to Current Report on Form 8-K filed April 21, 2009)
4.8	Forty-Fourth Supplemental Indenture dated as of April 17, 2009, between California Water Service Company and U.S. Bank National Association, as Trustee, covering 6.77% First Mortgage Bonds due 2028, Series BBB. (Exhibit 4.6 to Current Report on Form 8-K filed April 21, 2009)
4.9	Forty-Fifth Supplemental Indenture dated as of April 17, 2009, between California Water Service Company and U.S. Bank National Association, as Trustee, covering 8.15% First Mortgage Bonds due 2030, Series CCC. (Exhibit 4.7 to Current Report on Form 8-K filed April 21, 2009)
4.10	Forty-Sixth Supplemental Indenture dated as of April 17, 2009, between California Water Service Company and U.S. Bank National Association, as Trustee, covering 7.13% First Mortgage Bonds due 2031, Series DDD. (Exhibit 4.8 to Current Report on Form 8-K filed April 21, 2009)
4.11	Forty-Seventh Supplemental Indenture dated as of April 17, 2009, between California Water Service Company and U.S. Bank National Association, as Trustee, covering 7.11% First Mortgage Bonds due 2032, Series EEE. (Exhibit 4.9 to Current Report on Form 8-K filed April 21, 2009)
4.12	Forty-Eighth Supplemental Indenture dated as of April 17, 2009, between California Water Service Company and U.S. Bank National Association, as Trustee, covering 5.90% First Mortgage Bonds due 2017, Series FFF. (Exhibit 4.10 to Current Report on Form 8-K filed April 21, 2009)
4.13	Forty-Ninth Supplemental Indenture dated as of April 17, 2009, between California Water Service Company and U.S. Bank National Association, as Trustee, covering 5.29% First Mortgage Bonds due 2022, Series GGG. (Exhibit 4.11 to Current Report on Form 8-K filed April 21, 2009)
4.14	Fiftieth Supplemental Indenture dated as of April 17, 2009, between California Water Service Company and U.S. Bank National Association, as Trustee, covering 5.29% First Mortgage Bonds due 2022, Series HHH. (Exhibit 4.12 to Current Report on Form 8-K filed April 21, 2009)
4.15	Fifty-First Supplemental Indenture dated as of April 17, 2009, between California Water Service Company and U.S. Bank National Association, as Trustee, covering 5.54% First Mortgage Bonds due 2023, Series III. (Exhibit 4.13 to Current Report on Form 8-K filed April 21, 2009)

Exhibit
Number

4.16	Fifty-Second Supplemental Indenture dated as of April 17, 2009, between California Water Service Company and U.S. Bank National Association, as Trustee, covering 5.44% First Mortgage Bonds due 2018, Series JJJ. (Exhibit 4.14 to Current Report on Form 8-K filed April 21, 2009)
4.17	Fifty-Third Supplemental Indenture dated as of April 17, 2009, between California Water Service Company and U.S. Bank National Association, as Trustee, covering 4.58% First Mortgage Bonds due 2010, Series KKK. (Exhibit 4.15 to Current Report on Form 8-K filed April 21, 2009)
4.18	Fifty-Fourth Supplemental Indenture dated as of April 17, 2009, between California Water Service Company and U.S. Bank National Association, as Trustee, covering 5.48% First Mortgage Bonds due 2018, Series LLL. (Exhibit 4.16 to Current Report on Form 8-K filed April 21, 2009)
4.19	Fifty-Fifth Supplemental Indenture dated as of April 17, 2009, between California Water Service Company and U.S. Bank National Association, as Trustee, covering 5.52% First Mortgage Bonds due 2013, Series MMM. (Exhibit 4.17 to Current Report on Form 8-K filed April 21, 2009)
4.20	Fifty-Sixth Supplemental Indenture dated as of April 17, 2009, between California Water Service Company and U.S. Bank National Association, as Trustee, covering 5.55% First Mortgage Bonds due 2013, Series NNN. (Exhibit 4.18 to Current Report on Form 8-K filed April 21, 2009)
4.21	Fifty-Seventh Supplemental Indenture dated as of April 17, 2009, between California Water Service Company and U.S. Bank National Association, as Trustee, covering 6.02% First Mortgage Bonds due 2031, Series OOO. (Exhibit 4.19 to Current Report on Form 8-K filed April 21, 2009)
4.22	Fifty-Eighth Supplemental Indenture dated as of November 22, 2010, between California Water Service Company and U.S. Bank National Association, as Trustee, covering 5.50% First Mortgage Bonds due 2040, Series PPP. (Exhibit 4.1 to Current Report on form 8-K filed November 22, 2010).
10.1	Water Supply Contract between Cal Water and County of Butte relating to Cal Water’s Oroville District; Water Supply Contract between Cal Water and the Kern County Water Agency relating to Cal Water’s Bakersfield District; Water Supply Contract between Cal Water and Stockton East Water District relating to Cal Water’s Stockton District. (Exhibits 5(g), 5(h), 5(i), 5(j), Registration Statement No. 2-53678, which exhibits are incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 1974)
10.2	Water Supply Contract between the City and County of San Francisco and wholesale customers in Alameda County, San Mateo County and Santa Clara County for a term of twenty-five years beginning on July 1, 2009 and ending on June 30, 2034. The agreement was dated June 24, 2009. Water Supply Contract dated July 1, 2009 between the City and County of San Francisco and California Water Service Company to provide water to Bear Gulch and Bayshore service areas for a term of twenty-five years beginning July 1, 2009 and ending June 30, 2034. (Exhibit 10.3 and 10.4 to Quarterly Report on Form 10-Q for the quarter ending September 30, 2009).
10.3	Water Supply Contract dated January 27, 1981, between Cal Water and the Santa Clara Valley Water District relating to Cal Water’s Los Altos District (Exhibit 10.3 to Annual Report on Form 10-K for the year ended December 31, 1992)
10.4	Amendments No. 3, 6 and 7 and Amendment dated June 17, 1980, to Water Supply Contract between Cal Water and the County of Butte relating to Cal Water’s Oroville District. (Exhibit 10.5 to Annual Report on Form 10-K for the year ended December 31, 1992)
10.5	Amendment dated May 31, 1977, to Water Supply Contract between Cal Water and Stockton East Water District relating to Cal Water’s Stockton District. (Exhibit 10.6 to Annual Report on Form 10-K for the year ended December 31, 1992)
10.6	Second Amended Contract dated September 25, 1987, among Stockton East Water District, California Water Service Company, the City of Stockton, the Lincoln Village Maintenance District, and the Colonial Heights Maintenance District Providing for the Sale of Treated Water. (Exhibit 10.7 to Annual Report on Form 10-K for the year ended December 31, 1987)
10.7	Water Supply Contract dated April 19, 1927, and Supplemental Agreement dated June 5, 1953, between Cal Water and Pacific Gas and Electric Company relating to Cal Water’s Oroville District. (Exhibit 10.9 to Annual Report on Form 10-K for the year ended December 31, 1992)
10.8	[reserved]

Exhibit
Number

10.9	[reserved]
10.10	Agreement between the City of Hawthorne and California Water Service Company for the 15-year lease of the City’s water system. (Exhibit 10.17 to Quarterly Report on Form 10-Q for the quarter ended March 31, 1996)
10.11	Water Supply Agreement dated September 25, 1996, between the City of Bakersfield and California Water Service Company. (Exhibit 10.18 to Quarterly Report on Form 10-Q for the quarter ended September 30, 1996)
10.12	Water Supply Contract dated November 16, 1994, between California Water Service Company and Alameda County Flood Control and Water Conservation District relating to Cal Water’s Livermore District (Exhibit 10.15 to Annual Report on Form 10-K for the year ended December 31, 1994)
10.13	[reserved]
10.14	California Water Service Group Directors’ Retirement Plan (As amended and restated on February 22, 2006) (Exhibit 10.14 to the Annual Report on Form 10-K for the year ended December 31, 2005)
10.15	[reserved]
10.16	Unsecured Credit Agreement dated as of October 27, 2009 among California Water Service Group and certain of it subsidiaries from time to time, as borrowers, Bank of America, N.A., as administrative agent, swing line lender and letter of credit issuer, Banc of America Securities LLC, as sole lead arranger and sole book manager, CoBank, ACB and Bank of China, Los Angeles Branch, as co-syndication agents, Compass Bank and U.S. Bank National Association, as co-documentation agents, and the other lender parties thereto (Exhibit 10.1 to the Quarterly Report on Form 10-Q of the registrant dated November 5, 2010).
10.17	Unsecured Credit Agreement dated as of October 27, 2009 among California Water Service Company, as borrower, Bank of America, N.A., as administrative agent, swing line lender and letter of credit issuer, Banc of America Securities LLC, as sole lead arranger and sole book manager, CoBank, ACB and Bank of China, Los Angeles Branch, as co-syndication agents, Compass Bank and U.S. Bank National Association, as co-documentation agents, and the other lender parties thereto (Exhibit 10.2 to the Quarterly Report on Form 10-Q of the registrant dated November 5, 2010).
10.18	Executive Severance Plan (Exhibit 10.24 to Annual Report on Form 10-K for the year ended December 31, 1998)*
10.19	California Water Service Group Long-Term Incentive Plan (filed as Appendix A of the California Water Service Group proxy statement dated March 17, 2000)*
10.20	California Water Service Group Deferred Compensation Plan effective January 1, 2001 (Exhibit 10.22 to Annual Report on Form 10-K for the year ended December 31, 2000)*
10.21	California Water Service Company Supplemental Executive Retirement Plan effective January 1, 2001 (Exhibit 10.23 to Annual Report on Form 10-K for the year ended December 31, 2000)*
10.22	Amendment No. 1 to California Water Service Company Supplemental Executive Retirement Plan effective January 1, 2001 (Exhibit 10.22 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2004)*
10.23	[reserved]
10.24	Water Supply Contract 99-73 between the City of Bakersfield and California Water Service Company, dated March 31, 1999 (Exhibit 10.25 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2003)
10.25	Amendment No. 1 to Water Supply Contract between the City of Bakersfield and California Water Service Company, dated October 3, 2001 (Exhibit 10.26 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2003)
10.26	[reserved]
10.27	Amendment No. 2 to California Water Service Company Supplemental Executive Retirement Plan effective January 1, 2001 (Exhibit 10.27 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2004)*
10.28	[reserved]

Exhibit
Number

10.29	[reserved]
10.30	California Water Service Group Equity Incentive Plan (filed as Appendix B of the California Water Service Group proxy statement dated March 25, 2005, for its Annual Meeting of Stockholders to be held on April 27, 2005, as filed with the SEC on March 22, 2005 (File No. 1-13883))*
10.31	The registrant’s policy on option repricing under its Equity Incentive Plan (incorporated by reference to Item 8.01 Other Events in the registrant’s Current Report on Form 8-K dated April 7, 2005)*
10.32	Water Supply Contract dated September 21, 2005, between Cal Water and the Kern County Water Agency. (Exhibit 10.1 to Current Report on Form 8-K filed on September 21, 2005)
10.33	Separation Agreement between California Water Service Group and Richard D. Nye. (Exhibit 10 to Current Report on Form 8-K filed on December 22, 2005)*
10.34	Form of Stock Appreciation Right Grant Notice under the California Water Service Group Equity Incentive Plan. (Exhibit 10.34 to the Annual Report on Form 10-K for the year ended December 31, 2005)
10.35	Form of Stock Appreciation Right Agreement under the California Water Service Group Equity Incentive Plan with Notice of Exercise. (Exhibit 10.35 to the Annual Report on Form 10-K for the year ended December 31, 2005)
10.36	Form of Restricted Stock Award Grant Notice under the California Water Service Group Equity Incentive Plan. (Exhibit 10.36 to the Annual Report on Form 10-K for the year ended December 31, 2005)
10.37	[reserved]
10.38	Form of Restricted Stock Award Agreement under the California Water Service Group Equity Incentive Plan with Assignment Separate From Certificate and Joint Escrow Instructions. (Exhibit 10.38 to the Annual Report on Form 10-K for the year ended December 31, 2005)
10.39	Form of Stock Option Grant Notice for outside director under the California Water Service Group Equity Incentive Plan. (Exhibit 10.39 to the Annual Report on Form 10-K for the year ended December 31, 2005)
10.40	Form of Stock Option Grant Notice under the California Water Service Group Equity Incentive Plan. (Exhibit 10.40 to the Annual Report on Form 10-K for the year ended December 31, 2005)
10.41	Form of Stock Option Agreement (Incentive Stock Option or Nonstatutory Stock Option) under the California Water Service Group Equity Incentive Plan with Notice of Exercise. (Exhibit 10.41 to the Annual Report on Form 10-K for the year ended December 31, 2005)
10.42	Offer Letter between the registrant and Martin A. Kropelnicki, dated February 15, 2006 (incorporated by reference to Exhibit 10.1 to Amendment No. 1 to Current Report on Form 8-K of the registrant, dated February 22, 2006)
10.43	Underwriting Agreement between California Water Service Group and Robert W. Baird & Co. Incorporated, as representative of the underwriters, October 5, 2006 (incorporated by reference to Exhibit 1.1 to Current Report on Form 8-K filed on October 6, 2006)
10.44	Form of Indemnification Agreement to be entered between California Water Service Group and its directors and officers. (Exhibit 10.44 to the Annual Report on Form 10-K for the year ended December 31, 2006)
12.1	Computation of Ratios of Earnings to Fixed Charges
21 .	Subsidiaries of the Registrant
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Chief Executive Officer certification of financial statements pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Chief Financial Officer certification of financial statements pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32 .	Chief Executive Officer and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement