Form 10-K/A
period 2010-12-31
CALIFORNIA WATER SERVICE GROUP
filed 2011-03-02
CIK 1035201

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

Explanatory Note
California Water Service Group is filing this Amendment No. 1 (the “Form 10-K/A”) to our Annual Report on Form 10-K for the year ended December 31, 2010 (the “Form 10-K”), filed with the U.S. Securities and Exchange Commission (“SEC”) on February 28, 2011, for the sole purpose of furnishing the Interactive Data File as Exhibit 101 in accordance with Rule 405(a)(2) of Regulation S-T.
No other changes have been made to the Form 10-K. This Form 10-K/A continues to speak as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update any related disclosures made in the Form 10-K.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a) As part of this Form 10-K/A, the following documents are being filed:

1. Financial Statement Schedules:  No financial statement schedules are being included since the information otherwise required is included in the financial statements and the notes thereto.

2. Exhibits:  The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

CALIFORNIA WATER SERVICE GROUP

By	/s/ Peter C. Nelson
PETER C. NELSON,
President and Chief Executive Officer

Date: March 2, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Robert W. Foy ROBERT W. FOY	Chairman, Board of Directors	Date: March 2, 2011

/s/ Douglas M. Brown DOUGLAS M. BROWN	Member, Board of Directors	Date: March 2, 2011

/s/ Edwin A. Guiles EDWIN A. GUILES	Member, Board of Directors	Date: March 2, 2011

/s/ Bonnie G. Hill BONNIE G. HILL	Member, Board of Directors	Date: March 2, 2011

/s/ Thomas M. Krummel, M.D. THOMAS M. KRUMMEL	Member, Board of Directors	Date: March 2, 2011

/s/ Richard P. Magnuson RICHARD P. MAGNUSON	Member, Board of Directors	Date: March 2, 2011

/s/ Linda R. Meier LINDA R. MEIER	Member, Board of Directors	Date: March 2, 2011

/s/ Peter C. Nelson PETER C. NELSON	President and Chief Executive Officer, Principal Executive Officer, Member Board of Directors	Date: March 2, 2011

/s/ George A. Vera GEORGE A. VERA	Member, Board of Directors	Date: March 2, 2011

/s/ Martin A. Kropelnicki MARTIN A. KROPELNICKI	Chief Financial Officer and Treasurer; Principal Financial Officer	Date: March 2, 2011

/s/ Calvin L. Breed CALVIN L. BREED	Controller, Assistant Secretary and Assistant Treasurer; Principal Accounting Officer	Date: March 2, 2011

EXHIBIT INDEX

Unless filed with this Form 10-K, the documents listed are incorporated by reference to the filings referred to:

Exhibit
Number

3.1	Certificate of Incorporation of California Water Service Group (Exhibit 3.1 to the Quarterly Report on Form 10-Q filed August 9, 2006)
3.2	Restated Bylaws of California Water Service Group as amended on November 28, 2007 (Exhibit 3.1 to Current Report on Form 8-K filed December 3, 2007)
4.1	[reserved]
4.2	Certificate of Designations regarding Series D Participating Preferred Stock, as filed with Delaware Secretary of State on September 16, 1999 (Exhibit 4.2 to Annual Report on Form 10-K for the year ended December 31, 2003)
4.3	Thirty-Ninth Supplemental Indenture dated as of April 17, 2009, between California Water Service Company and U.S. Bank National Association, as Trustee (Exhibit 4.1 to Current Report on Form 8-K filed April 21, 2009)
4.4	Fortieth Supplemental Indenture dated as of April 17, 2009, between California Water Service Company and U.S. Bank National Association, as Trustee, covering 9.86% First Mortgage Bonds due 2020, Series CC. (Exhibit 4.2 to Current Report on Form 8-K filed April 21, 2009)
4.5	Forty-First Supplemental Indenture dated as of April 17, 2009, between California Water Service Company and U.S. Bank National Association, as Trustee, covering 5.875% First Mortgage Bonds due 2019, Series LL. (Exhibit 4.3 to Current Report on Form 8-K filed April 21, 2009)
4.6	Forty-Second Supplemental Indenture dated as of April 17, 2009, between California Water Service Company and U.S. Bank National Association, as Trustee, covering 6.94% First Mortgage Bonds due 2012, Series KK. (Exhibit 4.4 to Current Report on Form 8-K filed April 21, 2009)
4.7	Forty-Third Supplemental Indenture dated as of April 17, 2009, between California Water Service Company and U.S. Bank National Association, as Trustee, covering 7.28% First Mortgage Bonds due 2025, Series AAA. (Exhibit 4.5 to Current Report on Form 8-K filed April 21, 2009)
4.8	Forty-Fourth Supplemental Indenture dated as of April 17, 2009, between California Water Service Company and U.S. Bank National Association, as Trustee, covering 6.77% First Mortgage Bonds due 2028, Series BBB. (Exhibit 4.6 to Current Report on Form 8-K filed April 21, 2009)
4.9	Forty-Fifth Supplemental Indenture dated as of April 17, 2009, between California Water Service Company and U.S. Bank National Association, as Trustee, covering 8.15% First Mortgage Bonds due 2030, Series CCC. (Exhibit 4.7 to Current Report on Form 8-K filed April 21, 2009)
4.10	Forty-Sixth Supplemental Indenture dated as of April 17, 2009, between California Water Service Company and U.S. Bank National Association, as Trustee, covering 7.13% First Mortgage Bonds due 2031, Series DDD. (Exhibit 4.8 to Current Report on Form 8-K filed April 21, 2009)
4.11	Forty-Seventh Supplemental Indenture dated as of April 17, 2009, between California Water Service Company and U.S. Bank National Association, as Trustee, covering 7.11% First Mortgage Bonds due 2032, Series EEE. (Exhibit 4.9 to Current Report on Form 8-K filed April 21, 2009)
4.12	Forty-Eighth Supplemental Indenture dated as of April 17, 2009, between California Water Service Company and U.S. Bank National Association, as Trustee, covering 5.90% First Mortgage Bonds due 2017, Series FFF. (Exhibit 4.10 to Current Report on Form 8-K filed April 21, 2009)
4.13	Forty-Ninth Supplemental Indenture dated as of April 17, 2009, between California Water Service Company and U.S. Bank National Association, as Trustee, covering 5.29% First Mortgage Bonds due 2022, Series GGG. (Exhibit 4.11 to Current Report on Form 8-K filed April 21, 2009)
4.14	Fiftieth Supplemental Indenture dated as of April 17, 2009, between California Water Service Company and U.S. Bank National Association, as Trustee, covering 5.29% First Mortgage Bonds due 2022, Series HHH. (Exhibit 4.12 to Current Report on Form 8-K filed April 21, 2009)
4.15	Fifty-First Supplemental Indenture dated as of April 17, 2009, between California Water Service Company and U.S. Bank National Association, as Trustee, covering 5.54% First Mortgage Bonds due 2023, Series III. (Exhibit 4.13 to Current Report on Form 8-K filed April 21, 2009)

Exhibit
Number

4.16	Fifty-Second Supplemental Indenture dated as of April 17, 2009, between California Water Service Company and U.S. Bank National Association, as Trustee, covering 5.44% First Mortgage Bonds due 2018, Series JJJ. (Exhibit 4.14 to Current Report on Form 8-K filed April 21, 2009)
4.17	Fifty-Third Supplemental Indenture dated as of April 17, 2009, between California Water Service Company and U.S. Bank National Association, as Trustee, covering 4.58% First Mortgage Bonds due 2010, Series KKK. (Exhibit 4.15 to Current Report on Form 8-K filed April 21, 2009)
4.18	Fifty-Fourth Supplemental Indenture dated as of April 17, 2009, between California Water Service Company and U.S. Bank National Association, as Trustee, covering 5.48% First Mortgage Bonds due 2018, Series LLL. (Exhibit 4.16 to Current Report on Form 8-K filed April 21, 2009)
4.19	Fifty-Fifth Supplemental Indenture dated as of April 17, 2009, between California Water Service Company and U.S. Bank National Association, as Trustee, covering 5.52% First Mortgage Bonds due 2013, Series MMM. (Exhibit 4.17 to Current Report on Form 8-K filed April 21, 2009)
4.20	Fifty-Sixth Supplemental Indenture dated as of April 17, 2009, between California Water Service Company and U.S. Bank National Association, as Trustee, covering 5.55% First Mortgage Bonds due 2013, Series NNN. (Exhibit 4.18 to Current Report on Form 8-K filed April 21, 2009)
4.21	Fifty-Seventh Supplemental Indenture dated as of April 17, 2009, between California Water Service Company and U.S. Bank National Association, as Trustee, covering 6.02% First Mortgage Bonds due 2031, Series OOO. (Exhibit 4.19 to Current Report on Form 8-K filed April 21, 2009)
4.22	Fifty-Eighth Supplemental Indenture dated as of November 22, 2010, between California Water Service Company and U.S. Bank National Association, as Trustee, covering 5.50% First Mortgage Bonds due 2040, Series PPP. (Exhibit 4.1 to Current Report on form 8-K filed November 22, 2010).
10.1	Water Supply Contract between Cal Water and County of Butte relating to Cal Water’s Oroville District; Water Supply Contract between Cal Water and the Kern County Water Agency relating to Cal Water’s Bakersfield District; Water Supply Contract between Cal Water and Stockton East Water District relating to Cal Water’s Stockton District. (Exhibits 5(g), 5(h), 5(i), 5(j), Registration Statement No. 2-53678, which exhibits are incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 1974)
10.2	Water Supply Contract between the City and County of San Francisco and wholesale customers in Alameda County, San Mateo County and Santa Clara County for a term of twenty-five years beginning on July 1, 2009 and ending on June 30, 2034. The agreement was dated June 24, 2009. Water Supply Contract dated July 1, 2009 between the City and County of San Francisco and California Water Service Company to provide water to Bear Gulch and Bayshore service areas for a term of twenty-five years beginning July 1, 2009 and ending June 30, 2034. (Exhibit 10.3 and 10.4 to Quarterly Report on Form 10-Q for the quarter ending September 30, 2009).
10.3	Water Supply Contract dated January 27, 1981, between Cal Water and the Santa Clara Valley Water District relating to Cal Water’s Los Altos District (Exhibit 10.3 to Annual Report on Form 10-K for the year ended December 31, 1992)
10.4	Amendments No. 3, 6 and 7 and Amendment dated June 17, 1980, to Water Supply Contract between Cal Water and the County of Butte relating to Cal Water’s Oroville District. (Exhibit 10.5 to Annual Report on Form 10-K for the year ended December 31, 1992)
10.5	Amendment dated May 31, 1977, to Water Supply Contract between Cal Water and Stockton East Water District relating to Cal Water’s Stockton District. (Exhibit 10.6 to Annual Report on Form 10-K for the year ended December 31, 1992)
10.6	Second Amended Contract dated September 25, 1987, among Stockton East Water District, California Water Service Company, the City of Stockton, the Lincoln Village Maintenance District, and the Colonial Heights Maintenance District Providing for the Sale of Treated Water. (Exhibit 10.7 to Annual Report on Form 10-K for the year ended December 31, 1987)
10.7	Water Supply Contract dated April 19, 1927, and Supplemental Agreement dated June 5, 1953, between Cal Water and Pacific Gas and Electric Company relating to Cal Water’s Oroville District. (Exhibit 10.9 to Annual Report on Form 10-K for the year ended December 31, 1992)
10.8	[reserved]

Exhibit
Number

10.9	[reserved]
10.10	Agreement between the City of Hawthorne and California Water Service Company for the 15-year lease of the City’s water system. (Exhibit 10.17 to Quarterly Report on Form 10-Q for the quarter ended March 31, 1996)
10.11	Water Supply Agreement dated September 25, 1996, between the City of Bakersfield and California Water Service Company. (Exhibit 10.18 to Quarterly Report on Form 10-Q for the quarter ended September 30, 1996)
10.12	Water Supply Contract dated November 16, 1994, between California Water Service Company and Alameda County Flood Control and Water Conservation District relating to Cal Water’s Livermore District (Exhibit 10.15 to Annual Report on Form 10-K for the year ended December 31, 1994)
10.13	[reserved]
10.14	California Water Service Group Directors’ Retirement Plan (As amended and restated on February 22, 2006) (Exhibit 10.14 to the Annual Report on Form 10-K for the year ended December 31, 2005)
10.15	[reserved]
10.16	Unsecured Credit Agreement dated as of October 27, 2009 among California Water Service Group and certain of it subsidiaries from time to time, as borrowers, Bank of America, N.A., as administrative agent, swing line lender and letter of credit issuer, Banc of America Securities LLC, as sole lead arranger and sole book manager, CoBank, ACB and Bank of China, Los Angeles Branch, as co-syndication agents, Compass Bank and U.S. Bank National Association, as co-documentation agents, and the other lender parties thereto (Exhibit 10.1 to the Quarterly Report on Form 10-Q of the registrant dated November 5, 2010).
10.17	Unsecured Credit Agreement dated as of October 27, 2009 among California Water Service Company, as borrower, Bank of America, N.A., as administrative agent, swing line lender and letter of credit issuer, Banc of America Securities LLC, as sole lead arranger and sole book manager, CoBank, ACB and Bank of China, Los Angeles Branch, as co-syndication agents, Compass Bank and U.S. Bank National Association, as co-documentation agents, and the other lender parties thereto (Exhibit 10.2 to the Quarterly Report on Form 10-Q of the registrant dated November 5, 2010).
10.18	Executive Severance Plan (Exhibit 10.24 to Annual Report on Form 10-K for the year ended December 31, 1998)*
10.19	California Water Service Group Long-Term Incentive Plan (filed as Appendix A of the California Water Service Group proxy statement dated March 17, 2000)*
10.20	California Water Service Group Deferred Compensation Plan effective January 1, 2001 (Exhibit 10.22 to Annual Report on Form 10-K for the year ended December 31, 2000)*
10.21	California Water Service Company Supplemental Executive Retirement Plan effective January 1, 2001 (Exhibit 10.23 to Annual Report on Form 10-K for the year ended December 31, 2000)*
10.22	Amendment No. 1 to California Water Service Company Supplemental Executive Retirement Plan effective January 1, 2001 (Exhibit 10.22 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2004)*
10.23	[reserved]
10.24	Water Supply Contract 99-73 between the City of Bakersfield and California Water Service Company, dated March 31, 1999 (Exhibit 10.25 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2003)
10.25	Amendment No. 1 to Water Supply Contract between the City of Bakersfield and California Water Service Company, dated October 3, 2001 (Exhibit 10.26 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2003)
10.26	[reserved]
10.27	Amendment No. 2 to California Water Service Company Supplemental Executive Retirement Plan effective January 1, 2001 (Exhibit 10.27 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2004)*

Exhibit
Number

10.28		[reserved]
10.29		[reserved]
10.30		California Water Service Group Equity Incentive Plan (filed as Appendix B of the California Water Service Group proxy statement dated March 25, 2005, for its Annual Meeting of Stockholders to be held on April 27, 2005, as filed with the SEC on March 22, 2005 (File No. 1-13883))*
10.31		The registrant’s policy on option repricing under its Equity Incentive Plan (incorporated by reference to Item 8.01 Other Events in the registrant’s Current Report on Form 8-K dated April 7, 2005)*
10.32		Water Supply Contract dated September 21, 2005, between Cal Water and the Kern County Water Agency. (Exhibit 10.1 to Current Report on Form 8-K filed on September 21, 2005)
10.33		Separation Agreement between California Water Service Group and Richard D. Nye. (Exhibit 10 to Current Report on Form 8-K filed on December 22, 2005)*
10.34		Form of Stock Appreciation Right Grant Notice under the California Water Service Group Equity Incentive Plan. (Exhibit 10.34 to the Annual Report on Form 10-K for the year ended December 31, 2005)
10.35		Form of Stock Appreciation Right Agreement under the California Water Service Group Equity Incentive Plan with Notice of Exercise. (Exhibit 10.35 to the Annual Report on Form 10-K for the year ended December 31, 2005)
10.36		Form of Restricted Stock Award Grant Notice under the California Water Service Group Equity Incentive Plan. (Exhibit 10.36 to the Annual Report on Form 10-K for the year ended December 31, 2005)
10.37		[reserved]
10.38		Form of Restricted Stock Award Agreement under the California Water Service Group Equity Incentive Plan with Assignment Separate From Certificate and Joint Escrow Instructions. (Exhibit 10.38 to the Annual Report on Form 10-K for the year ended December 31, 2005)
10.39		Form of Stock Option Grant Notice for outside director under the California Water Service Group Equity Incentive Plan. (Exhibit 10.39 to the Annual Report on Form 10-K for the year ended December 31, 2005)
10.40		Form of Stock Option Grant Notice under the California Water Service Group Equity Incentive Plan. (Exhibit 10.40 to the Annual Report on Form 10-K for the year ended December 31, 2005)
10.41		Form of Stock Option Agreement (Incentive Stock Option or Nonstatutory Stock Option) under the California Water Service Group Equity Incentive Plan with Notice of Exercise. (Exhibit 10.41 to the Annual Report on Form 10-K for the year ended December 31, 2005)
10.42		Offer Letter between the registrant and Martin A. Kropelnicki, dated February 15, 2006 (incorporated by reference to Exhibit 10.1 to Amendment No. 1 to Current Report on Form 8-K of the registrant, dated February 22, 2006)
10.43		Underwriting Agreement between California Water Service Group and Robert W. Baird & Co. Incorporated, as representative of the underwriters, October 5, 2006 (incorporated by reference to Exhibit 1.1 to Current Report on Form 8-K filed on October 6, 2006)
10.44		Form of Indemnification Agreement to be entered between California Water Service Group and its directors and officers. (Exhibit 10.44 to the Annual Report on Form 10-K for the year ended December 31, 2006)
12	.1†	Computation of Ratios of Earnings to Fixed Charges
21	.†	Subsidiaries of the Registrant
23	.1†	Consent of Independent Registered Public Accounting Firm
31	.1†	Chief Executive Officer certification of financial statements pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit
Number

31	.2†	Chief Financial Officer certification of financial statements pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	.†	Chief Executive Officer and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	.INS	XBRL Instance Document
101	.SCH	XBRL Taxonomy Extension Schema Document
101	.CAL	XBRL Taxonomy Extensions Calculation Linkbase Document
101	.LAB	XBRL Taxonomy Extension Label Linkbase Document
101	.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101	.DEF	XBRL Taxonomy Extension Definition Linkbase Document

†	Previously filed

*	Management contract or compensatory plan or arrangement