Form 10-Q
period 2011-03-31
CALIFORNIA WATER SERVICE GROUP
filed 2011-05-05
CIK 1035201

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act) Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common shares outstanding as of May 1, 2011 — 20,876,016

PART I FINANCIAL INFORMATION
Item 1.
FINANCIAL STATEMENTS
The condensed consolidated financial statements presented in this filing on Form 10-Q have been prepared by management and are unaudited.
CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited
(In thousands, except per share data)

	March 31,	December 31,
	2011	2010
ASSETS
Utility plant:
Utility plant	$1,869,420	$1,843,766
Less accumulated depreciation and amortization	(561,055)	(549,469)

Net utility plant	1,308,365	1,294,297

Current assets:
Cash and cash equivalents	40,869	42,277
Receivables:
Customers	21,231	25,813
Regulatory balancing accounts	15,004	14,784
Other	9,349	5,386
Unbilled revenue	15,216	13,925
Materials and supplies at weighted average cost	6,072	6,058
Taxes, prepaid expenses and other assets	21,388	17,967

Total current assets	129,129	126,210

Other assets:
Regulatory assets	238,542	229,577
Goodwill	2,615	2,615
Other assets	36,460	39,367

Total other assets	277,617	271,559

	$1,715,111	$1,692,066

CAPITALIZATION AND LIABILITIES
Capitalization:
Common stock, $.01 par value; 25,000 shares authorized, 20,876 and 20,833, outstanding in 2011 and 2010, respectively	$209	$208
Additional paid-in capital	217,813	217,517
Retained earnings	214,113	217,801

Total common stockholders’ equity	432,135	435,526
Long-term debt, less current maturities	478,974	479,181

Total capitalization	911,109	914,707

Current liabilities:
Current maturities of long-term debt	2,367	2,380
Short-term borrowings	28,860	23,750
Accounts payable	36,135	39,505
Regulatory balancing accounts	2,561	3,025
Accrued interest	11,020	4,651
Accrued expenses and other liabilities	36,562	34,037

Total current liabilities	117,505	107,348

Unamortized investment tax credits	2,244	2,244
Deferred income taxes, net	114,720	107,084
Pension and postretirement benefits other than pensions	163,087	155,224
Regulatory and other liabilities	84,471	82,204
Advances for construction	186,388	186,899
Contributions in aid of construction	135,587	136,356
Commitments and contingencies	—	—

	$1,715,111	$1,692,066

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Unaudited
(In thousands, except per share data)

	March 31,	March 31,
For the three months ended	2011	2010
Operating revenue	$98,149	$90,272

Operating expenses:
Operations:
Water production costs	31,958	30,455
Administrative and general	20,502	17,444
Other operations	14,635	13,566
Maintenance	5,199	4,951
Depreciation and amortization	12,588	10,792
Income tax (benefit) expense	(1,241)	1,403
Property and other taxes	4,560	3,903

Total operating expenses	88,201	82,514

Net operating income	9,948	7,758

Other income and expenses:
Non-regulated revenue	4,333	3,422
Non-regulated expenses, net	(3,424)	(3,546)
Income tax (expense) benefit on other income and expenses	(366)	55

Net other income (expenses)	543	(69)

Interest expense:
Interest expense	8,488	6,490
Less: capitalized interest	(716)	(819)

Net interest expense	7,772	5,671

Net income	$2,719	$2,018

Earnings per share
Basic	$0.13	$0.10

Diluted	$0.13	$0.10

Weighted average shares outstanding
Basic	20,848	20,778

Diluted	20,856	20,793

Dividends declared per share of common stock	$0.3075	$0.2975

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
(In thousands)

	March 31,	March 31,
For the three months ended:	2011	2010
Operating activities
Net income	$2,719	$2,018

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,014	11,405
Change in value of life insurance contracts	(454)	(599)
Other changes in noncurrent assets and liabilities	8,388	3,219
Changes in operating assets and liabilities:
Receivables	(892)	8,067
Accounts payable	(4,153)	(768)
Other current assets	(3,350)	(4,693)
Other current liabilities	8,684	2,871
Other changes, net	620	609

Net adjustments	21,857	20,111

Net cash provided by operating activities	24,576	22,129

Investing activities:
Utility plant expenditures	(24,467)	(26,121)
Purchase of life insurance	(1,589)	(1,566)
Changes in restricted cash	(86)	24

Net cash used in investing activities	(26,142)	(27,663)

Financing activities:
Short-term borrowings	5,110	7,100
Proceeds from long-term debt	—	7,805
Repayment of long-term borrowings	(220)	(991)
Advances and contributions in aid of construction	2,868	832
Refunds of advances for construction	(1,194)	(1,548)
Dividends paid	(6,406)	(6,178)

Net cash provided by financing activities	158	7,020

Change in cash and cash equivalents	(1,408)	1,486
Cash and cash equivalents at beginning of period	42,277	9,866

Cash and cash equivalents at end of period	$40,869	$11,352

Supplemental information
Cash paid for interest (net of amounts capitalized)	$1,078	$906
Cash paid for income taxes	—	23
Supplemental disclosure of non-cash activities:
Accrued payables for investments in utility plant	$5,421	$9,265
Utility plant contribution by developers	1,257	16,943
See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

CALIFORNIA WATER SERVICE GROUP
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2011
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
Basis of Presentation
The unaudited interim financial information has been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission (SEC) and therefore do not contain all of the information and footnotes required by GAAP and the SEC for annual financial statements. The condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements for the year ended December 31, 2010, included in its annual report on Form 10-K as filed with the SEC on March 1, 2011.
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
Note 2. Summary of Significant Accounting Policies
Revenue
Revenue includes monthly cycle customer billings for regulated water and wastewater services at rates authorized by regulatory commissions and billings to certain non-regulated customers. Revenue from metered customers includes billings to customers based on monthly meter readings plus an estimate for water used between the customer’s last meter reading and the end of the accounting period. Flat rate customers are billed in advance at the beginning of the service period. The revenue is prorated so that the portion of revenue applicable to the current accounting period is included in that period’s revenue, with the balance recorded as unearned revenue on the balance sheet and recognized as revenue when earned in the subsequent accounting period. In California, the Company uses a Water Revenue Adjustment Mechanism (WRAM) and the Modified Cost Balancing Account (MCBA), whereby Cal Water records the difference between what is billed to its regulated customers and that which is authorized by the California Public Utilities Commission (CPUC).

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
Under the MCBA Cal Water tracks adopted expense levels for purchased water, purchased power and pump taxes, as established by the CPUC. Variances (which include the effects of changes in both rate and volume) between adopted and actual purchased water, purchased power, and pump tax expenses are recorded as a component of revenue, as the amount of such variances will be recovered from or refunded to the Company’s metered and flat rate customers in the future. This is reflected with an offsetting entry to a current or long-term asset or liability regulatory balancing account (tracked individually for each Cal Water district).
The balances in the WRAM and MCBA assets and liabilities accounts fluctuate on a monthly basis depending upon the variance between adopted and actual results. The recovery or refund of the WRAM is netted against the MCBA over- or under-recovery for the corresponding district and is interest bearing at the current 90 day commercial paper rate. When the net amount for any district achieves a pre-determined level at the end of any calendar year (i.e., at least 2.5 percent over- or under-recovery of the approved revenue requirement), Cal Water will file with the CPUC to refund or collect the balance in the accounts. Account balances less than those levels may be refunded or collected in Cal Water’s general rate case proceedings or aggregated with future calendar year balances for comparison with the recovery level. As of March 31, 2011 included in the net regulatory balancing accounts, current and long-term assets were $15.0 million and $20.1 million, respectively, and the net regulatory balancing accounts current and long-term liabilities were $2.6 million and $0.2 million, respectively. As of December 31, 2010, included in the net regulatory balancing accounts, current and long-term assets were $14.8 million and $16.8 million, respectively, and the net regulatory balancing accounts current and long-term liabilities were $3.0 million and $0.6 million, respectively.
Note 3. Stock-based Compensation
The Company has two stockholder-approved stock-based compensation plans.
Long-Term Incentive Plan
The long-term incentive plan was replaced on April 27, 2005, by a stockholder-approved equity incentive plan. The Long-Term Incentive Plan allowed granting of nonqualified stock options, some of which are currently outstanding. There will be no future grants made under the long-term incentive plan. The Company had accounted for options using the intrinsic value method. Options were granted at an exercise price that was not less than the per share common stock market price on the date of grant. The options vested at a 25% rate on their anniversary date over their first four years and are exercisable over a ten-year period. At March 31, 2011, 32,500 options are fully vested and exercisable at a weighted average price of $25.15. The intrinsic value of the vested shares at March 31, 2011 was $0.4 million and the weighted average fair value at date of grant was $4.67 per share. No options were granted for the three-month period ended March 31, 2011 and 2010.
Equity Incentive Plan
Under the Company’s Equity Incentive Plan, which was approved by shareholders on April 27, 2005, the Company is authorized to issue up to 1,000,000 shares of common stock. In the first quarters of 2011 and 2010, the Company granted Restricted Stock Awards (RSAs) of 42,713 and 38,268 shares, respectively, of common stock both to officers and to directors of the Company. Employee RSAs vest over forty-eight months, while director RSAs vest at the end of twelve months. In the first quarters of 2011 and 2010, the RSAs were valued at $34.87 and $35.48 per share, respectively, based upon the fair market value of the Company’s common stock on the date of grant.
The Company has recorded compensation costs for the RSAs and previously granted stock appreciation rights (SARs) in Operating Expense in the amount of $0.3 million for both the quarter ended March 31, 2011, and March 31, 2010.

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
The SARs outstanding of 180,210 shares were anti-dilutive for the first quarter of 2011 and 2010. All RSAs are dilutive and the dilutive effect is shown in the table below.
(In thousands, except per share data)

	Three Months Ended March 31
	2011	2010
Net income available to common stockholders	$2,719	$2,018

Weighted average common shares, basic	20,848	20,778
Dilutive common stock options (treasury method)	8	15

Shares used for dilutive computation	20,856	20,793

Net income per share — basic	$0.13	$0.10

Net income per share — diluted	$0.13	$0.10

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
The Company did not make cash contributions to the pension or other postretirement benefits plans during the three months ended March 31, 2011. The estimated cash contribution to the pension plans for 2011 is $25.9 million. The estimated contribution to the other benefits plan for 2011 is $6.3 million.
The following table lists components of net periodic benefit costs for the pension plans and other postretirement benefits. The data listed under “pension plan” includes the qualified pension plan and the non-qualified supplemental executive retirement plan. The data listed under “other benefits” is for all other postretirement benefits.

	Three Months Ended March 31
	Pension Plan		Other Benefits
	2011	2010	2011	2010
Service cost	$3,141	$2,451	$979	$793
Interest cost	3,742	3,332	833	783
Expected return on plan assets	(2,244)	(2,051)	(341)	(279)
Recognized net initial APBO (1)	N/A	N/A	69	69
Amortization of prior service cost	1,580	1,649	29	29
Recognized net actuarial loss	1,079	524	425	392

Net periodic benefit cost	$7,298	$5,905	$1,994	$1,787

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
As of March 31, 2011 and December 31, 2010, the outstanding borrowings on the Company lines of credit were $28.9 million and $23.8 million, respectively, and borrowings on the Cal Water lines of credit was zero for both periods. The average interest rate for these borrowings was 2.86% for the quarter ended March 31, 2011 and 2.38% for the quarter ended March 31, 2010..
Note 7. Income Taxes
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
During 2010, the Company filed an application for a change in accounting method (Section 481 adjustment) with the State of California to change its plant-in-service state tax depreciation method from the double-declining method to the straight line method at the respective assets mid-life. The Company’s application was approved by the State of California during Q1 2011. California uses the flow-through method of accounting for income tax depreciation. As a result, the Company reduced its 2010 income tax obligation by $1.6 million, net of federal income taxes for the quarter ended March 31, 2011.
The California Franchise Tax Board (FTB) is auditing the Company’s 2008 and 2009 California income tax returns. It is uncertain when the FTB will complete its audit. The Company believes that the final resolution of the FTB audit will not have a material adverse impact on its financial condition or results of operations. The Company is not under audit by any other jurisdiction.
Note 8. Regulatory Assets and Liabilities
During the first quarter of 2011, Cal Water added balancing accounts for its pension plans and conservation program. Both balancing account effective dates were January 1, 2011. The pension plans balancing account is a two-way balancing account that tracks the differences between actual expenses and adopted rate recovery which will result in either a regulatory asset or liability. The conservation program is a one-way balancing account that tracks the differences between actual expenses and adopted rate recovery which may result in a regulatory liability if actual conservation expenses are less than adopted over the three year period ending December 31, 2013. As of March 31, 2011, there was a regulatory liability of $0.9 million for both balancing accounts.

Note 9. Commitment and Contingencies
Commitments
The Company has significant commitments to lease certain office spaces and water systems, and for the purchase of water from water wholesalers. These commitments are described in Note 15 of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K.
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
The Company filed an application request with the Commission to determine the appropriate regulatory treatment of the MTBE settlement proceeds. The administrative law judge (ALJ) directed the Company to use these proceeds on MTBE qualified capital investments. This treatment removed from rate base certain remediation capital projects which were constructed to replace or treat for MTBE effective January 1, 2011. In March 2011, the Commission issued its Decision directing the Company to review all remaining issues in the Company’s next GRC.
As previously reported, the Company has jointly filed with the City of Bakersfield a lawsuit in the Superior Court of California that names potentially responsible parties that manufactured and distributed products containing 1,2,3 trichloropropane (TCP) in California. TCP has been detected in the ground water. The lawsuit seeks to recover treatment costs necessary to remove TCP. The Court has now coordinated the Company’s action with other water purveyor cases in San Bernardino County. No trial date has yet been set.

The Company has filed in San Mateo County Superior Court a complaint (California Water Service Company v. The Dow Chemical Company, et al. CIV 473093) against potentially responsible parties that manufactured and distributed products in California containing perchloroethylene, also known as tetrachloroethylene (PCE) for recovery of past, present, and future treatment costs. The case has not been consolidated with other PCE cases. Discovery is continuing. No trial date has yet been set.
Other Legal Matters
From time to time, the Company has been named as a co-defendant in asbestos-related lawsuits. Several of these cases against the Company have been dismissed without prejudice. In other cases the Company’s contractors and insurance policy carriers have settled the cases with no effect on the Company’s financial statements. As such, the Company does not currently believe there is any potential loss that is probable to occur related to these matters and therefore no accrual or contingency has been recorded.
From time to time, the Company is involved in various disputes and litigation matters that arise in the ordinary course of business. The status of each significant matter is reviewed and assessed for potential financial exposure. If the potential loss from any claim or legal proceeding is considered probable and the amount of the range of loss can be estimated, a liability is accrued for the estimated loss in accordance with the accounting standards for contingencies. Legal proceedings are subject to uncertainties, and the outcomes are difficult to predict. Because of such uncertainties, accruals are based on the best information available at the time. While the outcome of these disputes and litigation matters cannot be predicted with any certainty, the Company does not believe when taking into account existing reserves the ultimate resolution of these matters will materially affect the Company’s financial position, results of operations, or cash flows.
Note 10. Fair Value of Financial Instruments
For those financial instruments for which it is practicable to estimate a fair value, the following methods and assumptions were used. For cash equivalents, accounts receivable and accounts payable, the carrying amounts approximated the fair value because of the short-term maturity of the instruments. The fair value of the Company’s long-term debt was estimated at $546 million and $537 million as of March 31, 2011 and December 31, 2010, respectively, using the published quoted market price, if available, or the discounted cash flow analysis, based on the current rates available to the Company for debt of similar maturities and credit risk. The carrying value of the long-term debt was $479 million as of March 31, 2011 and December 31, 2010. The fair value of advances for construction contracts was estimated at $73 million and $76 million as of March 31, 2011 and December 31, 2010, respectively, using broker quotes. The carrying value of advances for construction contracts was $186 million and $187 million as of March 31, 2011 and December 31, 2010, respectively.
Note 11. Condensed Consolidating Financial Statements
Certain Cal Water First Mortgage Bonds, are fully and unconditionally guaranteed by California Water Service Group (Parent Company). The following tables present the condensed consolidating statements of income of California Water Service Group (Guarantor and Parent), Cal Water (issuer and wholly-owned consolidated subsidiary of California Water Service Group) and other wholly-owned subsidiaries of the Company for the three-month periods ended March 31, 2011 and 2010, the condensed consolidating statements of cash flows for the three-months ended March 31, 2011 and 2010 and the condensed consolidating balance sheets as of March 31, 2011 and December 31, 2010. The information is presented utilizing the equity method of accounting for investments in consolidating subsidiaries.

CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATING BALANCE SHEET
As of March 31, 2011
(In thousands)

	Parent		All Other	Consolidating
	Company	Cal Water	Subsidiaries	Adjustments	Consolidated
ASSETS
Utility plant:
Utility plant	$324	$1,734,996	$141,299	$(7,199)	$1,869,420
Less accumulated depreciation and amortization	(9)	(534,532)	(27,806)	1,292	(561,055)

Net utility plant	315	1,200,464	113,493	(5,907)	1,308,365

Current assets:
Cash and cash equivalents	389	38,966	1,514	—	40,869
Receivables and unbilled revenue	—	57,546	3,254	—	60,800
Receivables from affiliates	10,771	1,700	3,479	(15,950)	—
Other current assets	165	25,967	1,328	—	27,460

Total current assets	11,325	124,179	9,575	(15,950)	129,129

Other assets:
Regulatory assets	—	236,362	2,180	—	238,542
Investments in affiliates	430,544	—	—	(430,544)	—
Long-term affiliate notes receivable	32,123	7,868	1,909	(41,900)	—
Other assets	847	31,412	7,022	(206)	39,075

Total other assets	463,514	275,642	11,111	(472,650)	277,617

	$475,154	$1,600,285	$134,179	$(494,507)	$1,715,111

CAPITALIZATION AND LIABILITIES
Capitalization:
Common stockholders’ equity	$432,135	$399,727	$36,491	$(436,218)	$432,135
Affiliate long-term debt	9,778	—	32,122	(41,900)	—
Long-term debt, less current maturities	—	474,971	4,003	—	478,974

Total capitalization	441,913	874,698	72,616	(478,118)	911,109

Current liabilities:
Current maturities of long-term debt	—	1,709	658	—	2,367
Short-term borrowings	28,860	—	—	—	28,860
Payables to affiliates	4,699	156	11,095	(15,950)	—
Accounts payable	—	35,049	3,647	—	38,696
Accrued expenses and other liabilities	241	42,317	4,980	44	47,582

Total current liabilities	33,800	79,231	20,380	(15,906)	117,505
Unamortized investment tax credits	—	2,244	—	—	2,244
Deferred income taxes, net	(559)	113,423	2,339	(483)	114,720
Pension and postretirement benefits other than pensions	—	163,087	—	—	163,087
Regulatory and other liabilities	—	76,324	8,147	—	84,471
Advances for construction	—	184,830	1,558	—	186,388
Contributions in aid of construction	—	106,448	29,139	—	135,587

	$475,154	$1,600,285	$134,179	$(494,507)	$1,715,111

CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATING BALANCE SHEET
As of December 31, 2010
(In thousands)

	Parent		All Other	Consolidating
	Company	Cal Water	Subsidiaries	Adjustments	Consolidated
ASSETS
Utility plant:
Utility plant	$324	$1,710,213	$140,428	$(7,199)	$1,843,766
Less accumulated depreciation and amortization	—	(522,486)	(28,244)	1,261	(549,469)

Net utility plant	324	1,187,727	112,184	(5,938)	1,294,297

Current assets:
Cash and cash equivalents	188	40,446	1,643	—	42,277
Receivables	—	56,068	3,840	—	59,908
Receivables from affiliates	3,478	4,907	3,621	(12,006)	—
Other current assets	181	22,842	1,002	—	24,025

Total current assets	3,847	124,263	10,106	(12,006)	126,210

Other assets:
Regulatory assets	—	227,440	2,137	—	229,577
Investments in affiliates	434,322	—	—	(434,322)	—
Long-term affiliate notes receivable	34,517	7,880	1,928	(44,325)	—
Other assets	848	34,153	7,186	(205)	41,982

Total other assets	469,687	269,473	11,251	(478,852)	271,559

	$473,858	$1,581,463	$133,541	$(496,796)	$1,692,066

CAPITALIZATION AND LIABILITIES
Capitalization:
Common stockholders’ equity	$435,526	$402,402	$37,611	$(440,013)	$435,526
Affiliate long-term debt	9,808	—	34,517	(44,325)	—
Long-term debt, less current maturities	—	475,030	4,151	—	479,181

Total capitalization	445,334	877,432	76,279	(484,338)	914,707

Current liabilities:
Current maturities of long-term debt	—	1,709	671	—	2,380
Short-term borrowings	23,750	—	—	—	23,750
Payables to affiliates	5,265	56	6,685	(12,006)	—
Accounts payable	—	38,204	4,326	—	42,530
Accrued expenses and other liabilities	67	34,444	4,145	32	38,688

Total current liabilities	29,082	74,413	15,827	(11,974)	107,348
Unamortized investment tax credits	—	2,244	—	—	2,244
Deferred income taxes, net	(559)	105,786	2,340	(483)	107,084
Pension and postretirement benefits other than pensions	—	155,224	—	—	155,224
Regulatory and other liabilities	—	74,057	8,147	—	82,204
Advances for construction	—	185,332	1,567	—	186,899
Contributions in aid of construction	—	106,975	29,381	—	136,356

	$473,857	$1,581,463	$133,541	$(496,795)	$1,692,066

CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATING STATEMENT OF INCOME
For the three months ended March 31, 2011
(In thousands)

	Parent		All Other	Consolidating
	Company	Cal Water	Subsidiaries	Adjustments	Consolidated
Operating revenue	$—	$91,675	$6,474	$—	$98,149

Operating expenses:
Operations:
Purchased water	—	25,480	51	—	25,531
Purchased power	—	2,940	1,911	—	4,851
Pump taxes	—	1,468	108	—	1,576
Administrative and general	—	18,544	1,958	—	20,502
Other	—	12,984	1,779	(128)	14,635
Maintenance	—	5,040	159	—	5,199
Depreciation and amortization	5	11,929	685	(31)	12,588
Income taxes (benefit)	(152)	(1,021)	(446)	378	(1,241)
Taxes other than income taxes	—	4,032	528	—	4,560

Total operating expenses (income)	(147)	81,396	6,733	219	88,201

Net operating income (loss)	147	10,279	(259)	(219)	9,948

Other Income and Expenses:
Non-regulated revenue	523	3,022	1,598	(810)	4,333
Non-regulated expense	—	(2,251)	(1,173)	—	(3,424)
Income tax benefit (expense) on other income and expense	(213)	(314)	(204)	365	(366)

Net other income (expense )	310	457	221	(445)	543

Interest:
Interest expense	367	8,222	582	(683)	8,488
Less: capitalized interest	—	(531)	(185)	—	(716)

Net interest expense	367	7,691	397	(683)	7,772

Equity earnings of subsidiaries	2,629	—	—	(2,629)	—

Net income (loss)	$2,719	$3,045	$(435)	$(2,610)	$2,719

CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATING STATEMENT OF INCOME
For the three months ended March 31, 2010
(In thousands)

	Parent		All Other	Consolidating
	Company	Cal Water	Subsidiaries	Adjustments	Consolidated
Operating revenue	$—	$83,613	$6,659	$—	$90,272

Operating expenses:
Operations:
Purchased water	—	23,867	(2)	—	23,865
Purchased power	—	3,306	1,863	—	5,169
Pump taxes	—	1,294	127	—	1,421
Administrative and general	—	15,440	2,004	—	17,444
Other	—	11,773	1,919	(126)	13,566
Maintenance	—	4,805	146	—	4,951
Depreciation and amortization	—	10,167	658	(33)	10,792
Income taxes (benefits)	(24)	1,483	(251)	195	1,403
Taxes other than income taxes	—	3,381	522	—	3,903

Total operating expenses (income)	(24)	75,516	6,986	36	82,514

Net operating income (loss)	24	8,097	(327)	(36)	7,758

Other Income and Expenses:
Non-regulated revenue	240	2,460	1,154	(432)	3,422
Non-regulated expense	—	(2,582)	(964)	—	(3,546)
Income tax benefit (expense) on other income and expense	(98)	50	(79)	182	55

Net other income (expense )	142	(72)	111	(250)	(69)

Interest:
Interest expense	60	6,370	366	(306)	6,490
Less: capitalized interest	—	(554)	(265)	—	(819)

Net interest expense	60	5,816	101	(306)	5,671

Equity earnings of subsidiaries	1,912	—	—	(1,912)	—

Net income (loss)	$2,018	$2,209	$(317)	$(1,892)	$2,018

CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the three months ended March 31, 2011
(In thousands)

	Parent		All Other	Consolidating
	Company	Cal Water	Subsidiaries	Adjustments	Consolidated
Operating activities:
Net income (loss)	$2,719	$3,045	$(435)	$(2,610)	$2,719

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity earnings of subsidiaries	(2,629)	—	—	2,629	—
Dividends received from affiliates	6,406	—	—	(6,406)	—
Depreciation and amortization	5	12,320	720	(31)	13,014
Other changes in noncurrent assets and liabilities	—	8,427	(39)	—	8,388
Change in value of life insurance contracts	—	(454)	—	—	(454)
Changes in operating assets and liabilities:
Net advance to affiliates	(5,707)	3,307	2,400	—	—
Other changes, net	491	312	94	12	909

Net adjustments	(1,434)	23,912	3,175	(3,796)	21,857

Net cash provided by (used in) operating activities	1,285	26,957	2,740	(6,406)	24,576

Investing activities:
Utility plant expenditures	—	(22,658)	(1,809)	—	(24,467)
Proceeds from affiliates long-term debt	241	11	18	(270)	—
Purchase of life insurance	—	(1,589)	—	—	(1,589)
Restricted cash	—	(86)	—	—	(86)

Net cash provided by (used in) investing activities	241	(24,322)	(1,791)	(270)	(26,142)

Financing Activities:
Short-term borrowings	5,110	—	—	—	5,110
Proceeds from long-term debt	—	—	—	—	—
Repayment of long-term borrowings	—	(59)	(161)	—	(220)
Repayment of affiliates long-term borrowings	(29)	—	(241)	270	—
Advances and contributions in aid for construction	—	2,848	20	—	2,868
Refunds of advances for construction	—	(1,185)	(9)	—	(1,194)
Dividends paid to non-affiliates	(6,406)	—	—	—	(6,406)
Dividends paid to affiliates	—	(5,719)	(687)	6,406	—

Net cash provided by (used in) financing activities	(1,325)	(4,115)	(1,078)	6,676	158

Change in cash and cash equivalents	201	(1,480)	(129)	—	(1,408)
Cash and cash equivalents at beginning of period	188	40,446	1,643	—	42,277

Cash and cash equivalents at end of period	$389	$38,966	$1,514	$—	$40,869

CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the three months ended March 31, 2010
(In thousands)

	Parent		All Other	Consolidating
	Company	Cal Water	Subsidiaries	Adjustments	Consolidated
Operating activities:
Net income (loss)	$2,018	$2,209	$(317)	$(1,892)	$2,018

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity earnings of subsidiaries	(1,912)	—	—	1,912	—
Dividends received from affiliates	6,178	—	—	(6,178)	—
Depreciation and amortization	—	10,756	682	(33)	11,405
Other changes in noncurrent assets and liabilities	—	3,190	29	—	3,219
Change in value of life insurance contracts	—	(599)	—	—	(599)
Changes in operating assets and liabilities:
Net advance to affiliates	(3,228)	1	3,227	—	—
Other changes, net	38	4,429	1,606	13	6,086

Net adjustments	1,076	17,777	5,544	(4,286)	20,111

Net cash provided by (used in) operating activities	3,094	19,986	5,227	(6,178)	22,129

Investing activities:
Utility plant expenditures	—	(21,434)	(4,687)	—	(26,121)
Proceeds from affiliates long-term debt	1,387	—	—	(1,387)	—
Purchase of life insurance	—	(1,566)	—	—	(1,566)
Restricted cash	—	24	—	—	24

Net cash provided by (used in) investing activities	1,387	(22,976)	(4,687)	(1,387)	(27,663)

Financing Activities:
Short-term borrowings	2,100	5,000	—	—	7,100
Proceeds from long-term debt	—	5,805	2,000	—	7,805
Repayment of long-term borrowings	—	(45)	(946)	—	(991)
Repayment of affiliates long-term borrowings	—	—	(1,387)	1,387	—
Advances and contributions in aid for construction	—	795	37	—	832
Refunds of advances for construction	—	(1,529)	(19)	—	(1,548)
Dividends paid to non-affiliates	(6,178)	—	—	—	(6,178)
Dividends paid to affiliates	—	(5,665)	(513)	6,178	—

Net cash provided by (used in) financing activities	(4,078)	4,361	(828)	7,565	7,020

Change in cash and cash equivalents	403	1,371	(288)	—	1,486
Cash and cash equivalents at beginning of period	532	6,000	3,334	—	9,866

Cash and cash equivalents at end of period	$935	$7,371	$3,046	$—	$11,352

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
Factors which may cause actual results to be different than those expected or anticipated include, but are not limited to:
•	governmental and regulatory commissions’ decisions, including decisions on proper disposition of property;

•	changes in regulatory commissions’ policies and procedures;

•	the timeliness of regulatory commissions’ actions concerning rate relief;

•	changes in the capital markets and access to sufficient capital on satisfactory terms;

•	new legislation;

•	changes in accounting valuations and estimates;

•	changes in accounting treatment for regulated companies, including adoption of International Financial Reporting Standards, if required;

•	electric power interruptions;

•	increases in suppliers’ prices and the availability of supplies including water and power;

•	fluctuations in interest rates;

•	changes in environmental compliance and water quality requirements;

•	acquisitions and the ability to successfully integrate acquired companies;

•	the ability to successfully implement business plans;

•	civil disturbances or terrorist threats or acts, or apprehension about the possible future occurrences of acts of this type;

•	the involvement of the United States in war or other hostilities;

•	our ability to attract and retain qualified employees;

•	labor relations matters as we negotiate with the unions;

•	federal health care law changes could result in increases to Company health care costs and additional income tax expenses in future years;

•	implementation of new information technology systems;

•	changes in operations that result in an impairment to acquisition goodwill;

•	restrictive covenants in or changes to the credit ratings on current or future debt that could increase financing costs or affect the ability to borrow, make payments on debt, or pay dividends;

•	general economic conditions, including changes in customer growth patterns and our ability to collect billed revenue from customers;

•	changes in customer water use patterns and the effects of conservation;

•	the impact of weather on water sales and operating results;

•	the ability to satisfy requirements related to the Sarbanes-Oxley Act and other regulations on internal controls; and

•	the risks set forth in “Risk Factors” included in the Company’s Annual Report on Form 10-K.
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
CRITICAL ACCOUNTING POLICIES
We maintain our accounting records in accordance with accounting principles generally accepted in the United States of America (GAAP) and as directed by the regulatory commissions to which we are subject. The process of preparing financial statements in accordance with GAAP requires the use of estimates and assumptions on the part of management. The estimates and assumptions used by management are based on historical experience and our understanding of current facts and circumstances. Management believes that the following accounting policies are critical because they involve a higher degree of complexity and judgment, and can have a material impact on our results of operations and financial condition. These policies and their key characteristics are discussed in detail in the 2010 Form 10-K. They include:
•	revenue recognition and the water revenue adjustment mechanism;

•	expense balancing and memorandum accounts;

•	modified cost balancing accounts;

•	regulatory utility accounting;

•	income taxes;

•	pension benefits;

•	workers’ compensation and other claims;

•	goodwill accounting and evaluation for impairment; and

•	contingencies.
For the period ended March 31, 2011, there were no changes in the methodology for computing critical accounting estimates, no additional accounting estimates met the standards for critical accounting policies, and there were no material changes to the important assumptions underlying the critical accounting estimates.

RESULTS OF FIRST QUARTER 2011 OPERATIONS COMPARED TO
FIRST QUARTER 2010 OPERATIONS
Amounts in thousands except share data
Overview
Net income for the first quarter of 2011 was $2.7 million equivalent to $0.13 per share of common stock on a diluted basis, as compared to net income of $2.0 million or $0.10 per share of common stock on a diluted basis in the first quarter of 2010. The increase in net income was primarily attributable to a nonrecurring income tax adjustment, rate increases which were partially offset by higher operating and interest expenses, and a reduction of costs to evaluate potential acquisitions.
Operating Revenue
Operating revenue increased $7.9 million or 9% to $98.1 million in the first quarter of 2011. As disclosed in the following table, the increase was due to increases in rates. The decrease in usage by existing customers was offset by revenue recognized from the WRAM and MCBA.
The factors that impacted the operating revenue for the first quarter of 2011 compared to 2010 are as follows:

Rate increases	$7,114
Net change due to actual versus adopted results, usage, and other	763

Net operating revenue increase	$7,877

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
The components of the rate increases are as follows:

Purchased water offset increases	4,660
General rate case (GRC) increases	$1,478
Step rate increases	797
Other	179

Total increase in rates	$7,114

Total Operating Expenses
Total operating expenses were $88.2 million for the first quarter of 2011, versus $82.5 million for the same period in 2010, a 7% increase.
Water production expense consists of purchased water, purchased power, and pump taxes. It represents the largest component of total operating expenses, accounting for approximately 36% of total operating expenses in the first quarter of 2011. Water production expenses increased 5% compared to the same period last year mostly due to increased costs for purchased water. Our wholly-owned operating subsidiaries, Washington Water, New Mexico Water, and Hawaii Water obtain all of their water supply from wells.

Sources of water as a percent of total water production are listed in the following table:

	Three Months Ended March 31
	2011	2010
Well production	43%	45%
Purchased	50%	50%
Surface	7%	5%

Total	100%	100%

The components of water production costs are shown in the table below:

	Three Months Ended March 31
	2011	2010	Change
Purchased water	$25,531	$23,865	$1,666
Purchased power	4,851	5,169	(318)
Pump taxes	1,576	1,421	155

Total	$31,958	$30,455	$1,503

Purchased water costs increased primarily due to price increases from water wholesalers. Total water production measured in acre feet was the same for the first quarter of 2011 and the first quarter of 2010.
Administrative and general expense and other operations expense increased 13% to $35.1 million. The primary reasons for the increase were increases in employee benefits and wage costs, and conservation program expenses during the first quarter of 2011. Wage increases became effective January 1, 2011, and there was also an increase in the number of employees. At March 31, 2011, there were 1,125 employees and at March 31, 2010, there were 1,024 employees.
Maintenance expense increased by 5% to $5.2 million in the first quarter of 2011 compared to $5.0 million in the first quarter of 2010, due to an increase in main water treatment facilities and transmission and distribution mains repairs.
Depreciation and amortization expense increased $1.8 million, or 17%, mostly due to depreciation rate changes in Cal Water’s 2009 GRC effective January 1, 2011, and 2010 capital additions.
Federal and state income taxes charged to operating expenses decreased $2.6 million, from a provision of $1.4 million in the first quarter of 2010 to a benefit of $1.2 million in the first quarter of 2011, due to a nonrecurring income tax adjustment of $1.6 million and a $1.0 million decrease in income taxes due to a decrease in operating pretax income. We expect the effective tax rate to be between 37% and 40% for fiscal year 2011.
Other Income and Expense
Non-regulated revenue, net of related expenses reflected a gain of $0.6 million for the first quarter of 2011, compared to a loss of $0.1 million in the same period last year, which was an increase of $0.5 million. The change from the prior year was mostly due to a $0.8 million reduction of costs to evaluate potential acquisitions.
Interest Expense
Net interest expense, net of interest capitalized, increased $2.1 million to $7.8 million for the first quarter of 2011 compared to the same period last year. The increase was attributable to the issuance of the $100 million first mortgage bond, series PPP, in November 2010, additional borrowings on the short-term lines of credit, and a reduction of capitalized interest charged to construction projects during the first quarter of 2011.
Company Health Care Benefits
During the month of March 2010, both the federal “Patient Protection and Affordable Care Act” (P.L. 111-148) and “Health Care and Education Reconciliation Act” (H.R. 4872) were enacted. The new federal health care laws eliminated future Company federal and state income tax deductions of an aggregate of approximately $11.4 million. We have not determined the impact of this legislation on the Company’s health care costs during 2011 and in future years. However, we anticipate that the Company’s health care and other costs will increase as a result of the new federal health care laws and based on available information. A new memorandum account was established, effective January 1, 2011, to account for health care cost changes due to federal legislation, as these costs were not included in the 2009 GRC decision.

REGULATORY MATTERS
2009 California General Rate Case Filing
On July 2, 2009, Cal Water filed its required application for a general review of rates for all operating districts and general operations. The application, A.09-07-001, requested an annual increase in rates of $70.6 million on January 1, 2011, $24.8 million on January 1, 2012, and $24.8 million on January 1, 2013. On December 9, 2010, the CPUC issued Decision (D.) 10-12-017, which approved a settlement between Cal Water, the Division of Ratepayer Advocates, and several intervenors representing the interests of individual district customers. This decision allows for revenue increases of $25.4 million or 5.6% effective January 1, 2011. The decision also authorized Cal Water to file for increases of $9.6 million or 2.0% for 2012, and $9.0 million or 2.0% for 2013, in each case subject to adjustment for indexed inflation and contingent upon passing a weather normalized earnings test. This decision also allows for offset increases after construction of 77 large capital projects in various operating districts.
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
Request for MTBE regulatory treatment
On October 14, 2010, in a separate industry-wide proceeding, the CPUC issued an interim decision in its review of general policies for accounting treatment of contamination proceeds. The interim decision would require all proceeds to be used first to pay transactional expenses, then to make ratepayers whole for costs to ensure the water system complies with the Commission’s water quality standards. The interim decision allows for a risk-based consideration of proceeds which exceed the costs of the remediation described above and may result in some sharing of excess, or “net” proceeds. The interim decision also allows the utility to track litigation and settlement proceeds, along with transactional costs and remediation costs, in a memorandum account and directs the utility to include a request for disposition of its memorandum account in a general rate case.
Because treatment or replacement of Cal Water’s MTBE contaminated wells will occur over a number of years, and because litigation continues with remaining defendants, a final disposition of Cal Water’s memorandum account will occur at an unknown future date. On March 24, 2011, the CPUC adopted Decision (D.) 11-03-043, which approved a Memorandum of Understanding (MOU) regarding future processing of MTBE plant improvements until conclusion of litigation and remediation. Cal Water and the CPUC’s Division of Ratepayer Advocates had agreed to the MOU and earlier filed a motion with the Commission to adopt it. The proceeding is closed. Cal Water will continue to monitor proceeds and remediation under the agreement and will report to the CPUC in its next GRC. Because of uncertainty surrounding eventual litigation proceeds, remediation capital and operating costs, and the eventual ratemaking treatment of “net proceeds” as defined by the CPUC, Cal Water cannot predict the future disposition of its partial MTBE settlement proceeds at this time.

2011 Regulatory Activity to Date
In January 2011, Cal Water filed an advice letter to establish a conservation one-way balancing account in compliance with D.10-12-17. This balancing account tracks the difference between conservation program expenses and adopted rate recovery and would refund any underspending, subject to conditions, after January 1, 2014. This advice letter was approved by the CPUC staff and is effective.
In January 2011, Cal Water filed advice letters to establish a memorandum account for health care cost changes due to federal legislation and a balancing account for pension costs. These advice letters had been authorized in D.10-12-017. These advice letters were approved by the CPUC staff and are effective.
In February 2011, Cal Water filed advice letters to offset increased purchased water and pump tax rates in five of its regulated districts totaling $7.4 million in annual revenue. Under CPUC advice letter processing rules, Cal Water charges the rates in expense offset advice letters to its customers upon filing. These rates were approved in February 2010. However, expense offsets are dollar-for-dollar increases in revenue to match increased expenses and interact with the WRAM and MCBA mechanisms so that net operating income is not affected by an offset increase.
In March 2011, Cal Water filed an advice letter for seventeen districts to recoup the net balance of the WRAM and MCBA from 2008 through 2010. The total amount requested was $18.2 million. The recovery period requested was between twelve and thirty-six months, from the date of advice letter approval.
During the calendar year, Hawaii Water plans to file general rate increase applications with the Hawaii Public Utilities Commission (HPUC) for certain service areas. Hawaii Water expects the HPUC to rule within twelve months on its requests. The Ka’anapali Rate Case was filed in December 2010 and is expected to be complete in the fourth quarter. Hawaii Water had requested an additional $1.5 million in revenues. Hawaii Water anticipates filing a general rate case for the Pukalani wastewater system in the second quarter. At this time, Hawaii Water cannot determine the final amount of rate relief these filings will generate.
During the calendar year, Washington Water plans to file a general rate increase application with the Washington Utilities and Transportation Commission (WUTC). At this time, Washington Water cannot determine the final amount of rate relief this filing will generate.
LIQUIDITY
Cash flow from Operations
Cash flow from operations for the first quarter of 2011 was $24.6 million compared to $22.1 million for the same period of 2010. Cash flow from operations is primarily generated by changes in our operating assets and liabilities. Cash generated by operations varies during the year which is dependent upon customer billings, timing of contributions to our benefit plans, and timing of estimated tax payments.
During the first quarter of 2011 and 2010, we did not make contributions to our pension and retiree health care plans. Prepaid income taxes increased approximately $3.4 million during the first quarter of 2011.
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

Investing Activities
During the first quarter of 2011, we used $24.5 million of cash for both company-funded and developer-funded capital expenditures. For 2011, our capital budget is approximately $120 to $140 million.
Financing Activities
During the first quarter of 2011, there were no equity or debt offerings; however, we borrowed $5.1 million on our bank lines of credit. Dividend payments were higher than the prior year due to an increased dividend rate paid in the current year.
Short-Term and Long-Term Debt
Short-term liquidity is provided by bank lines of credit funds extended to us and certain of our subsidiaries and by internally generated funds. Long-term financing is accomplished through the use of both debt and equity. As of March 31, 2011, there were short-term borrowings of $28.9 million outstanding on the line of credit compared to $23.8 million as of December 31, 2010.
Given our ability to access our lines of credit on a daily basis, cash balances are managed to levels required for daily cash needs and excess cash is invested in short-term or cash equivalent instruments. Minimal operating levels of cash are maintained for Washington Water, New Mexico Water, and Hawaii Water.
On October 27, 2009, the Company and Cal Water entered into three-year syndicated unsecured revolving line of credit agreements with sixteen banks to provide an unsecured revolving line of credit of $50 million and $250 million, respectively. The base loan rate can vary from prime plus 50 basis points to prime plus 125 basis points depending on the Company’s total capitalization ration. Likewise, the unused commitment fee can vary from 25 basis points to 35 basis points based on the same ratio. Based on the Company’s planned capitalization during 2011 and future years, the Company expects its pricing to be prime plus 75 basis points with a 25 basis point unused commitment fee. California Water Service Group and subsidiaries which it designates may borrow under the facilities. Borrowings by California Water Service Company will be repaid within twelve months unless otherwise authorized by the CPUC.
These unsecured credit agreements contain affirmative and negative covenants and events of default customary for credit facilities of this type including, among other things, limitations and prohibitions relating to additional indebtedness, liens, mergers, and asset sales. Also, these unsecured credit agreements contain financial covenants governing the Company and its subsidiaries’ consolidated total capitalization ratio and interest coverage ratio. As of March 31, 2011, we have met all of the covenant requirements and are eligible to use the full amount of the commitment.
There were no new debt offerings during the first quarter of 2011, and we made principal payments on other long-term debt of $0.2 million during the first quarter of 2011.
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
Dividends, Book Value and Shareholders
The first quarter of 2011, common stock dividend of $0.3075 per share was paid on February 18, 2011, compared to a quarterly dividend in the first quarter of 2010 of $0.2975. This was our 264th consecutive quarterly dividend. Annualized, the 2011 dividend rate is $1.23 per common share, compared to $1.19 in 2010. For the full year 2010, the payout ratio was 66% of net income. On a long-term basis, our goal is to achieve a dividend payout ratio of 60% of net income accomplished through future earnings growth.
At its April 27, 2011 meeting, the Board declared the second quarter dividend of $0.3075 per share payable on May 20, 2011, to stockholders of record on May 9, 2011. This was our 265th consecutive quarterly dividend.

2011 Financing Plan
We intend to fund our capital needs in future periods through a relatively balanced approach between long-term debt and equity. The Company and Cal Water have a three-year syndicated unsecured revolving line of credit of $50 million and $250 million, respectively for short-term borrowings. As of March 31, 2011, the Company’s availability on these unsecured revolving lines of credit was $271.1 million.
Book Value and Stockholders of Record
Book value per common share was $20.70 at March 31, 2011 compared to $20.91 at December 31, 2010.
There were approximately 2,447 stockholders of record for our common stock as of March 31, 2011.
Utility Plant Expenditures
During the first quarter of 2011, capital expenditures totaled $24.5 million for company-funded and developer-funded projects. The planned 2011 company-funded capital expenditure budget is approximately $120 to $140 million. The actual amount may vary from the budget number due to timing of actual payments related to current year and prior year projects. We do not control third-party-funded capital expenditures and therefore are unable to estimate the amount of such projects for 2011.
At March 31, 2011, construction work in progress was $107.2 million compared to $103.0 million at March 31, 2010. Work in progress includes projects that are under construction but not yet complete and placed in service.
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
California’s normal weather pattern yields little precipitation between mid-spring and mid-fall. The Washington Water service areas receive precipitation in all seasons, with the heaviest amounts during the winter. New Mexico Water’s rainfall is heaviest in the summer monsoon season. Hawaii Water receives precipitation throughout the year, with the largest amounts in the winter months. Water usage in all service areas is highest during the warm and dry summers and declines in the cool winter months. Rain and snow during the winter months replenish underground water aquifers and fill reservoirs, providing the water supply for subsequent delivery to customers. As of April 1, 2011, the State of California snowpack water content and rainfall accumulation during the 2010 — 2011 water year is 147% of normal (per the California Department of Water Resources, Northern Sierra Precipitation Accumulation report). Precipitation in the prior year was also above average. Management believes that supply pumped from underground aquifers and purchased from wholesale suppliers will be adequate to meet customer demand during 2011 and beyond. Long-term water supply plans are developed for each of our districts to help assure an adequate water supply under various operating and supply conditions. Some districts have unique challenges in meeting water quality standards, but management believes that supplies will meet current standards using current treatment processes.
CONTRACTUAL OBLIGATIONS
During the three-months ended March 31, 2011, there were no material changes in contractual obligations outside the normal course of business.
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
Our management, with the participation of our CEO and our CFO, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2011. Based on that evaluation, we concluded that our disclosure controls and procedures were effective at the reasonable assurance level
(b) Changes to Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II OTHER INFORMATION
Item 1.
LEGAL PROCEEDINGS
Information with respect to this item may be found under the subheading “Contingencies” in Note 9 to the Unaudited Condensed Consolidated Financial Statements in Item 1 of Part 1 hereof, which is incorporated herein by reference.

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

CALIFORNIA WATER SERVICE GROUP Registrant
May 5, 2011	By:	/s/ Martin A. Kropelnicki
Martin A. Kropelnicki
Vice President, Chief Financial Officer and Treasurer

Exhibit Index

Exhibit	Description

31.1	Chief Executive Officer certification of financial statements pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

31.2	Chief Financial Officer certification of financial statements pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

32	Chief Executive Officer and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002