Form 10-Q
period 2011-06-30
CALIFORNIA WATER SERVICE GROUP
filed 2011-08-05
CIK 1035201

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act) Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common shares outstanding as of July 31, 2011 — 41,752,032

PART I FINANCIAL INFORMATION

Item 1.

FINANCIAL STATEMENTS

The condensed consolidated financial statements presented in this filing on Form 10-Q have been prepared by management and are unaudited.

CALIFORNIA WATER SERVICE GROUP

CONDENSED CONSOLIDATED BALANCE SHEETS

Unaudited

(In thousands, except per share data)

	June 30, 2011	December 31, 2010
ASSETS
Utility plant:
Utility plant	$1,895,384	$1,843,766
Less accumulated depreciation and amortization	(567,788)	(549,469)
Net utility plant	1,327,596	1,294,297
Current assets:
Cash and cash equivalents	32,882	42,277
Receivables:
Customers	30,620	25,813
Regulatory balancing accounts	13,085	14,784
Other	6,148	5,386
Unbilled revenue	21,545	13,925
Materials and supplies at average cost	6,064	6,058
Taxes, prepaid expenses and other assets	21,267	17,967
Total current assets	131,611	126,210
Other assets:
Regulatory assets	245,956	229,577
Goodwill	2,615	2,615
Other assets	37,375	39,367
Total other assets	285,946	271,559
	$1,745,153	$1,692,066
CAPITALIZATION AND LIABILITIES
Capitalization:
Common stock, $.01 par value— 68,000 shares authorized, 41,752 and 41,667 outstanding in 2011 and 2010, respectively	$418	$417
Additional paid-in capital	217,937	217,308
Retained earnings	219,885	217,801
Total common stockholders’ equity	438,240	435,526
Long-term debt, less current maturities	477,968	479,181
Total capitalization	916,208	914,707
Current liabilities:
Current maturities of long-term debt	2,377	2,380
Short-term borrowings	32,760	23,750
Accounts payable	51,647	39,505
Regulatory balancing accounts	2,297	3,025
Accrued interest	4,689	4,651
Accrued expenses and other liabilities	37,856	34,037
Total current liabilities	131,626	107,348
Unamortized investment tax credits	2,244	2,244
Deferred income taxes, net	120,046	107,084
Pension and postretirement benefits other than pensions	162,439	155,224
Regulatory and other liabilities	70,726	82,204
Advances for construction	187,277	186,899
Contributions in aid of construction	154,587	136,356
	$1,745,153	$1,692,066

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

CALIFORNIA WATER SERVICE GROUP

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

Unaudited

(In thousands, except per share data)

For the three months ended	June 30, 2011	June 30, 2010
Operating revenue	$131,397	$118,321
Operating expenses:
Operations:
Water production costs	44,745	41,834
Administrative and general	20,554	18,480
Other operations	15,738	14,749
Maintenance	5,288	5,158
Depreciation and amortization	12,373	10,638
Income taxes	8,638	7,091
Property and other taxes	4,506	4,087
Total operating expenses	111,842	102,037
Net operating income	19,555	16,284
Other income and expenses:
Non-regulated revenue	3,739	3,692
Non-regulated expenses, net	(3,509)	(3,691)
Gain on sale of non-utility property	62	—
Income tax (expense) on other income and expenses	(112)	—
Net other income	180	1
Interest expense:
Interest expense	8,061	6,939
Less: capitalized interest	(516)	(1,035)
Net interest expense	7,545	5,904
Net income	$12,190	$10,381
Earnings per share
Basic	$0.29	$0.25
Diluted	$0.29	$0.25
Weighted average shares outstanding
Basic	41,752	41,606
Diluted	41,768	41,636
Dividends declared per share of common stock	$0.15375	$0.14875

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

CALIFORNIA WATER SERVICE GROUP

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

Unaudited

(In thousands, except per share data)

For the six months ended	June 30, 2011	June 30, 2010
Operating revenue	$229,546	$208,593
Operating expenses:
Operations:
Water production costs	76,703	72,289
Administrative and general	41,056	35,924
Other operations	30,373	28,315
Maintenance	10,487	10,109
Depreciation and amortization	24,961	21,430
Income taxes	7,397	8,499
Property and other taxes	9,066	7,990
Total operating expenses	200,043	184,556
Net operating income	29,503	24,037
Other income and expenses:
Non-regulated revenue	8,072	7,113
Non-regulated expenses, net	(6,933)	(7,237)
Gain on sale of non-utility property	62	—
Income tax (expense) benefit on other income and expenses	(478)	60
Net other income (expense)	723	(64)
Interest expense:
Interest expense	16,549	13,428
Less: capitalized interest	(1,232)	(1,854)
Net interest expense	15,317	11,574
Net income	$14,909	$12,399
Earnings per share
Basic	$0.36	$0.30
Diluted	$0.36	$0.30
Weighted average shares outstanding
Basic	41,724	41,582
Diluted	41,740	41,612
Dividends declared per share of common stock	$0.30750	$0.29750

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

CALIFORNIA WATER SERVICE GROUP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

(In thousands)

For the six months ended:	June 30, 2011	June 30, 2010
Operating activities
Net income	$14,909	$12,399
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	25,837	22,857
Gain on sale of non-utility property	(62)	—
Change in value of life insurance contracts	(40)	83
Other changes in noncurrent assets and liabilities	8,625	(1,008)
Changes in operating assets and liabilities:
Receivables	(11,489)	(2,095)
Accounts payable	10,254	5,327
Other current assets	(3,088)	(1,509)
Other current liabilities	3,735	(1,347)
Other changes, net	(1,014)	(1,851)
Net adjustments	32,758	20,457
Net cash provided by operating activities	47,667	32,856
Investing activities:
Utility plant expenditures	(52,268)	(60,458)
Purchase of life insurance	(1,658)	(1,706)
Proceeds on sale of non-utility property	63	—
Restricted cash (increase)	(220)	(13)
Net cash used in investing activities	(54,083)	(62,177)
Financing activities:
Short-term borrowings, net	9,010	43,150
Proceeds from long-term debt	110	7,903
Repayment of long-term debt	(1,326)	(12,187)
Advances and contributions in aid of construction	5,061	1,620
Refunds of advances for construction	(3,008)	(3,018)
Dividends paid	(12,826)	(12,367)
Net cash (used in) provided by financing activities	(2,979)	25,101
Change in cash and cash equivalents	(9,395)	(4,220)
Cash and cash equivalents at beginning of period	42,277	9,866
Cash and cash equivalents at end of period	$32,882	$5,646
Supplemental information
Cash paid for interest (net of amounts capitalized)	$12,983	$11,316
Cash paid for income taxes	$26	$45
Refund for income taxes	$4,000	$—
Supplemental disclosure of non-cash activities:
Accrued payables for investments in utility plant	$6,614	$8,755
Utility plant contribution by developers	$7,746	$23,239

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

CALIFORNIA WATER SERVICE GROUP

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2011

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

The preparation of the Company’s condensed consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the balance sheet dates and the reported amounts of revenues and expenses for the periods presented. Actual results could differ from these estimates.  Due to the 2 for 1 stock split effective on June 10, 2011, all common stock shares and per share amounts have been adjusted retroactively for all periods presented to reflect shares on a post-split basis.

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

The Company evaluated its operations through the time these financial statements were issued and determined there were no subsequent events requiring adjustments or disclosures as of the time these financial statements were issued.

Note 2. Summary of Significant Accounting Policies

Revenue

Revenue includes monthly cycle customer billings for regulated water and wastewater services at rates authorized by regulatory commissions and billings to certain non-regulated customers. Revenue from metered customers includes billings to customers based on monthly meter readings plus an estimate for water used between the customer’s last meter reading and the end of the accounting period. Flat rate customers are billed in advance at the beginning of the service period. The revenue is prorated so that the portion of revenue applicable to the current accounting period is included in that period’s revenue, with the balance recorded as unearned revenue on the balance sheet and recognized as revenue when earned in the subsequent accounting period  With the adoption of the Water Revenue Adjustment Mechanism (WRAM) and the Modified Cost Balancing Account (MCBA), Cal Water records the difference between what is billed to its regulated customers and that which is authorized by the California Public Utilities Commission (CPUC).

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

The balances in the WRAM and MCBA assets and liabilities accounts fluctuate on a monthly basis depending upon the variance between adopted and actual results. The recovery or refund of the WRAM is netted against the MCBA over- or under-recovery for the corresponding district and is interest bearing at the current ninety day commercial paper rate when the net amount for any district achieves a pre-determined level at the end of any calendar year (i.e., at least 2.5 percent over- or under-recovery of the approved revenue requirement). Account balances less than those levels may be refunded or collected in Cal Water’s general rate case proceedings or aggregated with future calendar year balances for comparison with the recovery level.  As of June 30, 2011 included in the net regulatory balancing accounts, current and long-term assets were $13.0 million and $28.1 million, respectively, and current and long-term liabilities were $2.3 million and $0.5 million, respectively. As of December 31, 2010, included in the net regulatory balancing accounts, current and long-term assets were $14.8 million and $16.8 million, respectively, and the net regulatory balancing accounts current and long-term liabilities were $3.0 million and $0.6 million, respectively.

Note 3. Stock-based Compensation

Equity Incentive Plan

The Company’s Equity Incentive Plan, which was approved by shareholders on April 27, 2005.  The 2 for 1 stock split effective June 10, 2011, increased the plan’s authorized shares to 2,000,000 shares of common stock. As of June 30, 2011 and 2010, the Company granted annual Restricted Stock Awards (RSAs) of 85,426 and 77,956 shares, respectively, of common stock to officers and directors of the Company. Employee options vest over forty-eight months, while director options vest at the end of twelve months. During the first six months of 2011 and 2010, the shares granted were valued at $17.44 and $17.74 per share, respectively, based upon the fair market value of the Company’s common stock on the date of grant.

The Company did not grant Stock Appreciation Rights (SARs) to officers during 2010 and 2011.

The Company has recorded compensation costs for the RSAs and SARs in Operating Expense in the amount of $0.6 million and $0.5 million for the six months ended June 30, 2011 and June 30, 2010, respectively.

Note 4. Common Stockholders’ Equity

Effective on June 8, 2011, the Company’s Certificate of Incorporation was amended to increase the number of authorized shares of the Company’s common stock from 25 million shares to 68 million shares.  The equity incentive plan authorized shares also increased as described in Note 3 above.  The common stock par value of $0.01 was not changed.  The increased number of authorized shares and 2 for 1 stock split effective June 10, 2011, are retroactively applied to these financial statements resulting in an increase in the number of shares outstanding.

Note 5. Earnings Per Share Calculations

The computations of basic and diluted earnings per share are noted below. Basic earnings per share are computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts were exercised or converted into common stock. RSAs are included in the common shares outstanding because the shares have all the same voting and dividend rights as issued and unrestricted common stock.  At the close of business on June 10th, the Company’s 2 for 1 stock split has been adjusted retroactively for all periods presented.

The SARs outstanding of 361,356 shares are anti-dilutive for the three and six months ended June 30, 2011 and 2010. All options are dilutive and the dilutive effect is shown in the table below.

(In thousands, except per share data)

	Three Months Ended June 30
	2011	2010
Net income available to common stockholders	$12,190	$10,381
Weighted average common shares, basic	41,752	41,606
Dilutive common stock options (treasury method)	16	30
Shares used for dilutive computation	41,768	41,636
Net income per share — basic	$0.29	$0.25
Net income per share — diluted	$0.29	$0.25

	Six Months Ended June 30
	2011	2010
Net income available to common stockholders	$14,909	$12,399
Weighted average common shares, basic	41,724	41,582
Dilutive common stock options (treasury method)	16	30
Shares used for dilutive computation	41,740	41,612
Net income per share — basic	$0.36	$0.30
Net income per share — diluted	$0.36	$0.30

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

Cash payments by the Company related to pension plans and other postretirement benefits were $8.1 million for the six months ended June 30, 2011 compared to $6.6 million for the same period last year. The estimated cash contribution to the pension plans for 2011 is $24.6 million. The estimated contribution to the other benefit plans for 2011 is $7.0 million.

The following table lists components of the pension plans and other postretirement benefits. The data listed under “pension plan” includes the qualified pension plan and the non-qualified supplemental executive retirement plan. The data listed under “other benefits” is for all other postretirement benefits.

	Three Months Ended June 30				Six Months Ended June 30
	Pension Plan		Other Benefits		Pension Plan		Other Benefits
	2011	2010	2011	2010	2011	2010	2011	2010
Service cost	$2,716	$2,451	$1,002	$793	$5,857	$4,902	$1,981	$1,586
Interest cost	3,600	3,332	955	783	7,342	6,664	1,788	1,566
Expected return on plan assets	(2,231)	(2,051)	(347)	(279)	(4,475)	(4,102)	(688)	(558)
Recognized net initial APBO (1)	N/A	N/A	69	69	N/A	N/A	138	138
Amortization of prior service cost	1,579	1,649	29	29	3,159	3,298	58	58
Recognized net actuarial loss	955	524	583	392	2,034	1,048	1,008	784
Net periodic benefit cost	$6,619	$5,905	$2,291	$1,787	$13,917	$11,810	$4,285	$3,574

(1)      APBO — Accumulated postretirement benefit obligation

Note 7. Short-term and Long-term Borrowings

On June 29, 2011, the Company and Cal Water entered into Syndicated Credit Agreements, which provide for unsecured revolving credit facilities of up to an initial aggregate amount of $400 million.  The Syndicated Credit Facilities amend, expand, and replace the Company’s and its subsidiaries’ existing credit facilities originally entered into on October 27, 2009.  The new credit facilities extended the terms until June 29, 2016, increased the Company’s and Cal Water’s unsecured revolving lines of credit, and lowered interest rates and fees.  The Company and subsidiaries which it designates may borrow up to $100 million under the Company’s revolving credit facility. Cal Water may borrow up to $300 million under its revolving credit facility; however, all borrowings need to be repaid within twelve months unless otherwise authorized by the CPUC.  The proceeds from the revolving credit facilities may be used for working capital purposes, including the short-term financing of capital projects.  The base loan rate may vary from LIBOR plus 72.5 basis points to LIBOR plus 95 basis points, depending on the Company’s total capitalization ratio.  Likewise, the unused commitment fee may vary from 8 basis points to 12.5 basis points based on the same ratio.

Both short-term unsecured credit agreements contain affirmative and negative covenants and events of default customary for credit facilities of this type including, among other things, limitations and prohibitions relating to additional indebtedness, liens, mergers, and asset sales. Also, these unsecured credit agreements contain financial covenants governing the Company and its subsidiaries’ consolidated total capitalization ratio and interest coverage ratio. As of June 30, 2011, the Company and Cal Water have met all borrowing covenants for both credit agreements.

As of June 30, 2011 and December 31, 2010, the outstanding borrowings on the Company lines of credit were $32.8 million and $23.8 million, respectively, and there were no borrowings on the Cal Water lines of credit for both periods.  For the six months ended June 30, 2011, the average borrowing rate was 2.9% compared to 3.2% for the same period last year.

Note 8. Income Taxes

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

During 2010, the Company filed an application for a change in accounting method (Section 481 adjustment) with the State of California to change its plant-in-service state tax depreciation method from the double-declining method to the straight line method at the respective assets mid-life. The Company’s application was approved by the State of California during the first quarter of 2011. California uses the flow-through method of accounting for income tax depreciation. As a result, the Company reduced its 2010 income tax obligation by $1.6 million, net of federal income taxes in the quarter ended March 31, 2011.

The Tax Relief, Unemployment Insurance Reauthorization and Job Creation Act of 2010 will provide the Company with additional federal income tax deductions for assets placed in service after September 8, 2010 and before December 31, 2011.  As a result of this change, the Company estimates a net operating loss (NOL) on its consolidated 2011 federal income tax filing. The estimated 2011 federal income tax NOL will not impact the Company’s effective tax rate for calendar year 2011.

The California Franchise Tax Board (FTB) is auditing the Company’s 2008 and 2009 California income tax returns. It is uncertain when the FTB will complete its audit. The Company believes that the final resolution of the FTB audit will not have a material adverse impact on its financial condition or results of operations. The Company is not under audit by any other jurisdiction.

Note 9. Regulatory Assets and Liabilities

During 2011, the CPUC issued a decision regarding the $34.2 million of litigation proceeds previously received by Cal Water during 2008 which is being used to replace infrastructure damaged by the gasoline additive Methyl tert-butyl ether (MTBE). The decision requires use of these proceeds for costs incurred as a result of MTBE contamination with any related benefits to be provided to Cal Water customers. Such usage includes transfer of the amount to contributions in aid of construction for remediation or replacement project costs once complete. Usage of the proceeds is reported to the CPUC through an Advise Letter or General Rate Case filing. As a result, the entire amount of the proceeds was reclassified from other long term liabilities to regulatory liabilities. As of June 30, 2011, a total of $16.7 million of the proceeds have been transferred to contributions in aid of construction.

During 2011, Cal Water added balancing accounts for its pension plans and conservation program. Both balancing account effective dates were January 1, 2011. The pension plans balancing account is a two-way balancing account that tracks the differences between actual expenses and adopted rate recovery which will result in either a regulatory asset or liability. The conservation program is a one-way balancing account that tracks the differences between actual expenses and adopted rate recovery which may result in a regulatory liability if actual conservation expenses are less than adopted over the three year period ending December 31, 2013. As of June 30, 2011, there was a regulatory liability of $2.9 million for both balancing accounts.

Note 10. Commitment and Contingencies

Commitments

The Company has significant commitments to lease certain office spaces and water systems and to purchase water from water wholesalers. These commitments are described in footnote 15 of the current report on Form 10-K for the year ending December 31, 2010.  As of June 30, 2011, there were no significant changes from December 31, 2010.

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

The Company continues to pursue a lawsuit against major oil refineries regarding the contamination of the ground water as a result of the gas additive MTBE. MTBE has been detected in the ground water. The lawsuit seeks to recover treatment costs necessary to remove MTBE. No trial date has yet been set.

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

On May 22, 2008, the Company filed in San Mateo County Superior Court a complaint (California Water Service Company v. The Dow Chemical Company, et al. CIV 473093) against potentially responsible parties that manufactured and distributed products in California containing perchloroethylene, also known as tetrachloroethylene (PCE) for recovery of past, present, and future treatment costs. The case has not been consolidated with other PCE cases. Discovery is continuing. No trial date has yet been set.

Other Legal Matters

From time to time, the Company has been named as a co-defendant in asbestos-related lawsuits. Several of these cases against the Company have been dismissed without prejudice. In other cases the Company’s contractors and insurance policy carriers have settled the cases with no effect on the Company’s financial statements. As such, the Company does not currently believe there is any potential loss that is probable to occur related to these matters and therefore no accrual has been recorded.

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

Note 11. Fair Value of Financial Instruments

For those financial instruments for which it is practicable to estimate a fair value, the following methods and assumptions were used. For cash equivalents, accounts receivable and accounts payable, the carrying amounts approximated the fair value because of the short-term maturity of the instruments. The fair value of the Company’s long-term debt was estimated at $559 million and $537 million as of June 30, 2011 and December 31, 2010, respectively, using the published quoted market price, if available, or the discounted cash flow analysis, based on the current rates available to the Company for debt of similar maturities and credit risk. The carrying value of the long-term debt was $480 million and $482 million as of June 30, 2011 and December 31, 2010, respectively. The fair value of advances for construction contracts was estimated at $73 million as of June 30, 2011 and $74 million as of December 31, 2010, using broker quotes.  The carrying value of advances for construction contracts was $187 million as of June 30, 2011 and December 31, 2010.

Note 12. Condensed Consolidating Financial Statements

The following tables present the condensed consolidating statements of income of California Water Service Group (Guarantor and Parent), Cal Water (issuer and wholly-owned consolidated subsidiary of California Water Service Group) and other wholly-owned subsidiaries of the Company for the three-month and six-month periods ended June 30, 2011 and 2010, the condensed consolidating statements of cash flows for the six months ended June 30, 2011 and 2010 and the condensed consolidating balance sheets as of June 30, 2011 and December 31, 2010. The information is presented utilizing the equity method of accounting for investments in consolidating subsidiaries.

CALIFORNIA WATER SERVICE GROUP

CONDENSED CONSOLIDATING BALANCE SHEET

As of June 30, 2011

(In thousands)

	Parent Company	Cal Water	All Other Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS
Utility plant:
Utility plant	$324	$1,757,453	$144,806	$(7,199)	$1,895,384
Less accumulated depreciation and amortization	(23)	(540,388)	(28,700)	1,323	(567,788)
Net utility plant	301	1,217,065	116,106	(5,876)	1,327,596
Current assets:
Cash and cash equivalents	803	30,236	1,843	—	32,882
Receivables and unbilled revenue	182	67,479	3,737	—	71,398
Receivables from affiliates	14,676	1,433	3,524	(19,633)	—
Other current assets	123	25,992	1,216	—	27,331
Total current assets	15,784	125,140	10,320	(19,633)	131,611
Other assets:
Regulatory assets	—	243,750	2,206	—	245,956
Investments in affiliates	436,185	—	—	(436,185)	—
Long-term affiliate notes receivable	31,871	7,856	1,891	(41,618)	—
Other assets	848	32,363	6,984	(205)	39,990
Total other assets	468,904	283,969	11,081	(478,008)	285,946
	$484,989	$1,626,174	$137,507	$(503,517)	$1,745,153
CAPITALIZATION AND LIABILITIES
Capitalization:
Common stockholders’ equity	$438,240	$406,183	$35,658	$(441,841)	$438,240
Affiliate long-term debt	9,747	—	31,871	(41,618)	—
Long-term debt, less current maturities	—	474,023	3,945	—	477,968
Total capitalization	447,987	880,206	71,474	(483,459)	916,208
Current liabilities:
Current maturities of long-term debt	—	1,709	668	—	2,377
Short-term borrowings	32,760	—	—	—	32,760
Payables to affiliates	4,377	201	15,055	(19,633)	—
Accounts payable	—	50,838	3,106	—	53,944
Accrued expenses and other liabilities	424	36,480	5,583	58	42,545
Total current liabilities	37,561	89,228	24,412	(19,575)	131,626
Unamortized investment tax credits	—	2,244	—	—	2,244
Deferred income taxes, net	(559)	118,749	2,339	(483)	120,046
Pension and postretirement benefits other than pensions	—	162,439	—	—	162,439
Regulatory and other liabilities	—	62,093	8,633	—	70,726
Advances for construction	—	185,834	1,443	—	187,277
Contributions in aid of construction	—	125,381	29,206	—	154,587
	$484,989	$1,626,174	$137,507	$(503,517)	$1,745,153

CALIFORNIA WATER SERVICE GROUP

CONDENSED CONSOLIDATING BALANCE SHEET

As of December 31, 2010

(In thousands)

	Parent Company	Cal Water	All Other Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS
Utility plant:
Utility plant	$324	$1,710,213	$140,428	$(7,199)	$1,843,766
Less accumulated depreciation and amortization	—	(522,486)	(28,244)	1,261	(549,469)
Net utility plant	324	1,187,727	112,184	(5,938)	1,294,297
Current assets:
Cash and cash equivalents	188	40,446	1,643	—	42,277
Receivables	—	56,068	3,840	—	59,908
Receivables from affiliates	3,478	4,907	3,621	(12,006)	—
Other current assets	181	22,842	1,002	—	24,025
Total current assets	3,847	124,263	10,106	(12,006)	126,210
Other assets:
Regulatory assets	—	227,440	2,137	—	229,577
Investments in affiliates	434,322	—	—	(434,322)	—
Long-term affiliate notes receivable	34,517	7,880	1,928	(44,325)	—
Other assets	848	34,153	7,186	(205)	41,982
Total other assets	469,687	269,473	11,251	(478,852)	271,559
	$473,858	$1,581,463	$133,541	$(496,796)	$1,692,066
CAPITALIZATION AND LIABILITIES
Capitalization:
Common stockholders’ equity	$435,527	$402,402	$37,611	$(440,014)	$435,526
Affiliate long-term debt	9,808	—	34,517	(44,325)	—
Long-term debt, less current maturities	—	475,030	4,151	—	479,181
Total capitalization	445,335	877,432	76,279	(484,339)	914,707
Current liabilities:
Current maturities of long-term debt	—	1,709	671	—	2,380
Short-term borrowings	23,750	—	—	—	23,750
Payables to affiliates	5,265	56	6,685	(12,006)	—
Accounts payable	—	38,204	4,326	—	42,530
Accrued expenses and other liabilities	67	34,444	4,145	32	38,688
Total current liabilities	29,082	74,413	15,827	(11,974)	107,348
Unamortized investment tax credits	—	2,244	—	—	2,244
Deferred income taxes, net	(559)	105,786	2,340	(483)	107,084
Pension and postretirement benefits other than pensions	—	155,224	—	—	155,224
Regulatory and other liabilities	—	74,057	8,147	—	82,204
Advances for construction	—	185,332	1,567	—	186,899
Contributions in aid of construction	—	106,975	29,381	—	136,356
	$473,858	$1,581,463	$133,541	$(496,796)	$1,692,066

CALIFORNIA WATER SERVICE GROUP

CONDENSED CONSOLIDATING STATEMENT OF INCOME

For the three months ended June 30, 2011

(In thousands)

	Parent Company	Cal Water	All Other Subsidiaries	Consolidating Adjustments	Consolidated
Operating revenue	$—	$123,879	$7,518	$—	$131,397
Operating expenses:
Operations:
Water production costs	—	42,203	2,542	—	44,745
Administrative and general	—	18,679	1,875	—	20,554
Other operations	—	14,011	1,853	(126)	15,738
Maintenance	—	5,110	178	—	5,288
Depreciation and amortization	(5)	11,763	646	(31)	12,373
Income tax (benefit) expense	(140)	8,632	(244)	390	8,638
Property and other taxes	—	3,936	570	—	4,506
Total operating expenses	(145)	104,334	7,420	233	111,842
Net operating income	145	19,545	98	(233)	19,555
Other Income and Expenses:
Non-regulated revenue	566	2,705	1,319	(851)	3,739
Non-regulated expense, net	—	(2,559)	(950)	—	(3,509)
Gain on sale of properties	—	62	—	—	62
Income tax (expense) on other income and expense	(231)	(85)	(173)	377	(112)
Net other income	335	123	196	(474)	180
Interest:
Interest expense	350	7,814	622	(725)	8,061
Less: capitalized interest	—	(333)	(183)	—	(516)
Net interest expense	350	7,481	439	(725)	7,545
Equity earnings of subsidiaries	12,060	—	—	(12,060)	—
Net income	$12,190	$12,187	$(145)	$(12,042)	$12,190

CALIFORNIA WATER SERVICE GROUP

CONDENSED CONSOLIDATING STATEMENT OF INCOME

For the six months ended June 30, 2011

(In thousands)

	Parent Company	Cal Water	All Other Subsidiaries	Consolidating Adjustments	Consolidated
Operating revenue	$—	$215,554	$13,992	$—	$229,546
Operating expenses:
Operations:
Water production costs	—	72,091	4,612	—	76,703
Administrative and general	—	37,223	3,833	—	41,056
Other operations	—	26,995	3,632	(254)	30,373
Maintenance	—	10,150	337	—	10,487
Depreciation and amortization	—	23,692	1,331	(62)	24,961
Income tax (benefit) expense	(292)	7,611	(690)	768	7,397
Property and other taxes	—	7,968	1,098	—	9,066
Total operating expenses	(292)	185,730	14,153	452	200,043
Net operating income (loss)	292	29,824	(161)	(452)	29,503
Other Income and Expenses:
Non-regulated revenue	1,089	5,727	2,917	(1,661)	8,072
Non-regulated expense, net	—	(4,810)	(2,123)	—	(6,933)
Gain on sale on non-utility property	—	62	—	—	62
Income tax (expense) on other income and expense	(444)	(399)	(377)	742	(478)
Net other income	645	580	417	(919)	723
Interest:
Interest expense	717	16,036	1,204	(1,408)	16,549
Less: capitalized interest	—	(864)	(368)	—	(1,232)
Net interest expense	717	15,172	836	(1,408)	15,317
Equity earnings of subsidiaries	14,689	—	—	(14,689)	—
Net income (loss)	$14,909	$15,232	$(580)	$(14,652)	$14,909

CALIFORNIA WATER SERVICE GROUP

CONDENSED CONSOLIDATING STATEMENT OF INCOME

For the three months ended June 30, 2010

(In thousands)

	Parent Company	Cal Water	All Other Subsidiaries	Consolidating Adjustments	Consolidated
Operating revenue	$—	$111,376	$6,945	$—	$118,321
Operating expenses:
Operations:
Water production costs	—	39,556	2,278	—	41,834
Administrative and general	—	16,581	1,899	—	18,480
Other operations	—	12,954	2,049	(254)	14,749
Maintenance	—	4,951	207	—	5,158
Depreciation and amortization	—	10,113	590	(65)	10,638
Income tax (benefit) expense	(71)	7,134	(381)	409	7,091
Property and other taxes	—	3,567	520	—	4,087
Total operating expenses	(71)	94,856	7,162	90	102,037
Net operating income (loss)	71	16,520	(217)	(90)	16,284
Other Income and Expenses:
Non-regulated revenue	290	2,313	1,560	(471)	3,692
Non-regulated expense, net	—	(2,593)	(1,098)	—	(3,691)
Income tax benefit (expense) on other income and expense	(118)	109	(191)	200	—
Net other income	172	(171)	271	(271)	1
Interest:
Interest expense	174	6,730	379	(344)	6,939
Less: capitalized interest	—	(706)	(329)	—	(1,035)
Net interest expense	174	6,024	50	(344)	5,904
Equity earnings of subsidiaries	10,312	—	—	(10,312)	—
Net income	$10,381	$10,325	$4	$(10,329)	$10,381

CALIFORNIA WATER SERVICE GROUP

CONDENSED CONSOLIDATING STATEMENT OF INCOME

For the six months ended June 30, 2010

(In thousands)

	Parent Company	Cal Water	All Other Subsidiaries	Consolidating Adjustments	Consolidated
Operating revenue	$—	$194,989	$13,604	$—	$208,593
Operating expenses:
Operations:
Water production costs	—	68,023	4,266	—	72,289
Administrative and general	—	32,021	3,903	—	35,924
Other operations	—	24,727	3,842	(254)	28,315
Maintenance	—	9,756	353	—	10,109
Depreciation and amortization	—	20,280	1,215	(65)	21,430
Income tax (benefit) expense	(95)	8,622	(437)	409	8,499
Property and other taxes	—	6,948	1,042	—	7,990
Total operating expenses	(95)	170,377	14,184	90	184,556
Net operating income (loss)	95	24,612	(580)	(90)	24,037
Other Income and Expenses:
Non-regulated revenue	530	4,772	2,714	(903)	7,113
Non-regulated expense, net	—	(5,175)	(2,062)	—	(7,237)
Gain on sale of non-utility property	—	—	—	—	—
Income tax (expense) benefit on other income and expense	(216)	164	(270)	382	60
Net other income (expense)	314	(239)	382	(521)	(64)
Interest:
Interest expense	234	13,099	745	(650)	13,428
Less: capitalized interest	—	(1,260)	(594)	—	(1,854)
Net interest expense	234	11,839	151	(650)	11,574
Equity earnings of subsidiaries	12,224	—	—	(12,224)	—
Net income (loss)	$12,399	$12,534	$(349)	$(12,185)	$12,399

CALIFORNIA WATER SERVICE GROUP

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the six months ended June 30, 2011

(In thousands)

	Parent Company	Cal Water	All Other Subsidiaries	Consolidating Adjustments	Consolidated
Operating activities:
Net income (loss)	$14,909	$15,232	$(580)	$(14,652)	$14,909
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity earnings of subsidiaries	(14,689)	—	—	14,689	—
Dividends received from affiliates	12,826	—	—	(12,826)	—
Depreciation and amortization	23	24,475	1,401	(62)	25,837
Change in value of life insurance contracts	—	(40)	—	—	(40)
Gain on sale of non-utility assets	—	(62)	—	—	(62)
Other changes in noncurrent assets and liabilities	—	8,084	541	—	8,625
Changes in operating assets and liabilities:
Net (decrease) increase in advances to affiliates	(9,959)	3,620	6,339	—	—
Other changes, net	864	(2,477)	(14)	25	(1,602)
Net adjustments	(10,935)	33,600	8,267	1,826	32,758
Net cash provided by operating activities	3,974	48,832	7,687	(12,826)	47,667
Investing activities:
Utility plant expenditures	—	(46,233)	(6,035)	—	(52,268)
Purchase of life insurance	—	(1,658)	—	—	(1,658)
Restricted cash	—	(220)	—	—	(220)
Proceeds from affiliate long-term debt	515	22	36	(573)	—
Proceeds from sale of non-utility assets	—	63	—	—	63
Net cash provided by (used in) investing activities	515	(48,026)	(5,999)	(573)	(54,083)
Financing Activities:
Short-term borrowings	9,010	—	—	—	9,010
Repayment of short-term borrowings	—	—	—	—	—
Repayment of affiliate long-term borrowings	(58)	—	(515)	573	—
Proceeds from long-term debt	—	—	110	—	110
Repayment of long-term borrowings	—	(1,007)	(319)	—	(1,326)
Advances and contributions in aid for construction	—	4,441	620	—	5,061
Refunds of advances for construction	—	(2,999)	(9)	—	(3,008)
Dividends paid to non-affiliates	(12,826)	—	—	—	(12,826)
Dividends paid to affiliates	—	(11,451)	(1,375)	12,826	—
Net cash (used in) financing activities	(3,874)	(11,016)	(1,488)	13,399	(2,979)
Change in cash and cash equivalents	615	(10,210)	200	—	(9,395)
Cash and cash equivalents at beginning of period	188	40,446	1,643	—	42,277
Cash and cash equivalents at end of period	$803	$30,236	$1,843	$—	$32,882

CALIFORNIA WATER SERVICE GROUP

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the six months ended June 30, 2010

(In thousands)

	Parent Company	Cal Water	All Other Subsidiaries	Consolidating Adjustments	Consolidated
Operating activities:
Net income (loss)	$12,399	$12,534	$(349)	$(12,185)	$12,399
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity earnings of subsidiaries	(12,224)	—	—	12,224	—
Dividends received from affiliates	12,367	—	—	(12,367)	—
Depreciation and amortization	—	21,619	1,303	(65)	22,857
Change in value of life insurance contracts	—	83	—	—	83
Other changes in noncurrent assets and liabilities	—	(753)	(255)	—	(1,008)
Changes in operating assets and liabilities:
Net increase (decrease) in advances to affiliates	(10,159)	1,761	8,398	—	—
Other changes, net	(229)	(3,127)	1,855	26	(1,475)
Net adjustments	(10,245)	19,583	11,301	(182)	20,457
Net cash provided by operating activities	2,154	32,117	10,952	(12,367)	32,856
Investing activities:
Utility plant expenditures	—	(50,686)	(9,772)	—	(60,458)
Purchase of life insurance	—	(1,706)	—	—	(1,706)
Restricted cash	—	(13)	—	—	(13)
Proceeds from affiliates long-term debt	1,531	—	—	(1,531)	—
Net cash provided by (used in) investing activities	1,531	(52,405)	(9,772)	(1,531)	(62,177)
Financing Activities:
Short-term borrowings	8,150	35,000	—	—	43,150
Repayment of short-term borrowings	—	—	—	—	—
Repayment of affiliate long-term borrowings	—	—	(1,531)	1,531	—
Proceeds from long-term debt	—	5,805	2,098	—	7,903
Repayment of long-term borrowings	—	(11,083)	(1,104)	—	(12,187)
Advances and contributions in aid for construction	—	1,563	57	—	1,620
Refunds of advances for construction	—	(2,999)	(19)	—	(3,018)
Dividends paid to non-affiliates	(12,367)	—	—	—	(12,367)
Dividends paid to affiliates	—	(11,329)	(1,038)	12,367	—
Net cash (used in) provided by financing activities	(4,217)	16,957	(1,537)	13,898	25,101
Change in cash and cash equivalents	(532)	(3,331)	(357)	—	(4,220)
Cash and cash equivalents at beginning of period	532	6,000	3,334	—	9,866
Cash and cash equivalents at end of period	$—	$2,669	$2,977	$—	$5,646

Item 2.

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

•                      changes in federal and state incoming tax regulations and treatment of such by regulatory commissions;

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

•                      goodwill accounting and evaluation for impairment; and

•                      contingencies

For the three and six month periods ended June 30, 2011, there were no changes in the methodology for computing critical accounting estimates, no additional accounting estimates met the standards for critical accounting policies, and there were no material changes to the important assumptions underlying the critical accounting estimates.

RESULTS OF SECOND QUARTER 2011 OPERATIONS COMPARED TO

SECOND QUARTER 2010 OPERATIONS

Amounts in thousands except share data

Overview

Second quarter of 2011 net income was $12.2 million equivalent to $0.29 per diluted common share compared to net income of $10.4 million or $0.25 per diluted common share in the second quarter of 2010. The increase in net income is primarily attributable to 2011 rate increases from the General Rate Case (GRC), which was partially offset by higher operating and interest expenses.

Operating Revenue

Operating revenue increased $13.1 million or 11% to $131.4 million in the second quarter of 2011. As disclosed in the following table, the increase was primarily due to rate increases.

The factors that primarily impacted the operating revenue for the second quarter of 2011 compared to 2010 are:

Rate increases	$12,019
Net change due to actual versus adopted results, usage, and other	1,058
Net operating revenue increase	$13,077

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

The components of the rate increases are listed in the following table:

General rate case (GRC) increases	$6,824
Purchase water offset increases	3,681
Step rate increases	1,017
Other	497
Total increase in rates	$12,019

Total Operating Expenses

Total operating expenses were $111.8 million for the second quarter of 2011, versus $102.0 million for the same period in 2010, a 10% increase.

Water production expense consists of purchased water, purchased power, and pump taxes. It represents the largest component of total operating expenses, accounting for approximately 40% of total operating expenses in the second quarter of 2011. Water production expenses increased $2.9 million, or 7%, during the second quarter of 2011 compared to the same period last year due to purchased water and power price increases, and pump taxes were higher due to increased usage of wells subject to pump taxes during the second quarter of 2011.   These cost increases were partially offset by reductions in customer usage. Our wholly-owned operating subsidiaries, Washington Water, New Mexico Water, and Hawaii Water obtain all of their water supply from wells.

Sources of water as a percent of total water production are listed in the following table:

	Three Months Ended June 30
	2011	2010
Well production	46%	49%
Purchased	47%	46%
Surface	7%	5%
Total	100%	100%

The components of water production costs are shown in the table below:

	Three Months Ended June 30
	2011	2010	Change
Purchased water	$34,938	$32,407	$2,531
Purchased power	7,482	7,414	68
Pump taxes	2,325	2,013	312
Total	$44,745	$41,834	$2,911

Purchased water costs increased due to price increases from water wholesalers. Total water production, measured in acre feet, decreased by 1% during the second quarter of 2011 as compared with the second quarter of 2010 due to lower customer usage.

Administrative and general expense and other operations expense increased 9% to $36.3 million. The primary reasons for the increase were increases in employee benefits and wage costs, and conservation program expenses during the second quarter of 2011. At June 30, 2011, there were 1,132 employees and at June 30, 2010, there were 1,028 employees.

Maintenance expenses increased by 3% to $5.3 million in the second quarter of 2011 compared to $5.2 million in the second quarter of 2010, due to an increase in main and service repairs. Depreciation and amortization expense increased $1.7 million, or 16%, mostly due to depreciation rate changes in Cal Water’s 2009 GRC effective January 1, 2011, and 2010 capital additions.

Federal and state income taxes charged to operating expenses and other income and expenses increased $1.7 million, from a provision of $7.1 million in the second quarter of 2010 to $8.8 million in the second quarter of 2011, due to an increase in pretax income. We expect the effective tax rate to be between 38% and 40% for fiscal year 2011.

Other Income and Expense

Other income, net of income taxes, increased $0.2 million during the second quarter of 2011 mostly due to non-regulated service agreement activity.

Interest Expense

Total interest expense, net of interest capitalized, increased $1.6 million to $7.5 million for the second quarter of 2011 compared to the same period last year. This increase was attributable to the issuance of the $100 million First Mortgage Bond, Series PPP, in November 2010, additional borrowings on the short-term lines of credit, and a reduction of capitalized interest charged to construction projects during the second quarter of 2011 compared to the same period last year.

Company Health Care Benefits

In March 2010, both the federal “Patient Protection and Affordable Care Act” (P.L. 111-148) and “Health Care and Education Reconciliation Act” (H.R. 4872) were enacted. We have not determined the impact of this legislation on the Company’s health care costs during 2011 and in future years.  However, we anticipate that the Company’s health care and other costs will increase as a result of the new federal health care laws and based on available information.  A new memorandum account was established for Cal Water, effective January 1, 2011, to account for health care cost changes due to federal legislation, as these costs were not included in the 2009 GRC decision.

RESULTS OF THE SIX MONTHS ENDED JUNE 2011 COMPARED TO

THE SIX MONTHS ENDED JUNE 2010 OPERATIONS

Amounts in thousands except per share data

Overview

Net income for the six-month period ended June 30, 2011, was $14.9 million, or $0.36 per diluted common share compared to net income of $12.4 million or $0.30 per diluted common share for the six months ended June 30, 2010. The increase in net income is primarily attributable to rate increases effective January 1, 2011 from Cal Water’s 2009 GRC, which were partially offset by higher operating and interest expenses.

Operating Revenue

Operating revenue increased $21.0 million, or 10%, to $229.5 million in the six-month period ended June 30, 2011. As disclosed in the following table, the increase was primarily due to increases in rates.

The factors that affected the operating revenue for the six-month period ended June 30, 2011 compared to 2010 are:

Rate increases	$19,133
Net change due to actual versus adopted results, usage, and other	1,820
Net changes in operating revenue	$20,953

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

The components of the rate increases are listed in the following table:

Purchased water offset increase	$8,344
General rate case (GRC) increases	8,302
Step rate increases	1,814
Other	673
Total increase in rates	$19,133

Total Operating Expenses

Total operating expenses were $200.0 million for the six months ended June 30, 2011, versus $184.6 million for the same period in 2010, an 8% increase.

Water production expense consists of purchased water, purchased power and pump taxes. Water production expense represents the largest component of total operating expenses, accounting for approximately 38% of total operating expenses. Water production expenses increased $4.4 million in the six months ended June 30, 2011, or 6% compared to the same period last year due to increased cost of purchased water and pump taxes. Our wholly-owned operating subsidiaries, Washington Water, New Mexico Water, and Hawaii Water obtain all of their water supply from wells.

Sources of water production as a percent of total water production are listed on the following table:

	Six Months Ended June 30
	2011	2010
Well production	45%	47%
Purchased	48%	48%
Surface	7%	5%
Total	100%	100%

The components of water production costs are shown in the table below:

	Six Months Ended June 30
	2011	2010	Change
Purchased water	$60,469	$56,272	$4,197
Purchased power	12,332	12,583	(251)
Pump taxes	3,902	3,434	468
Total	$76,703	$72,289	$4,414

Purchased water costs increased due to higher prices from wholesalers. Pump taxes were higher due to increased production from wells subject to pump taxes.  Total water production, measured in acre feet, decreased 1% for the first six months of 2011 compared to the same period last year due to lower customer usage.

Administration and general and other operations expenses were $71.4 million, increasing $7.2 million, or 11%, for the six months ended June 30, 2011. The increase was primarily attributable to increases in employee benefits and wage costs, and conservation program expenses during the six months ended June 30, 2011.

Maintenance expense increased $0.4 million, or 4%, for the six months ended June 30, 2011, to $10.5 million due to repairs of mains, water treatment facilities, and wells. Depreciation and amortization expense increased $3.5 million, or 16%, mostly due to depreciation rate changes in Cal Water’s 2009 GRC effective January 1, 2011, and 2010 capital additions.

Federal and state income taxes decreased $0.6 million, or 7%, for the six months ended June 30, 2011, due to a first quarter of 2011 nonrecurring state income tax benefit of $1.6 million, net of federal income taxes, which was partially offset by increased taxes on increased pre-tax income. We expect the effective tax rate to be between 38% and 40% for 2011.

Other Income and Expense

Other income, net of income taxes, was income of $0.7 million for the six months ended June 30, 2011, compared to a loss of $0.1 million in the same period last year, which was an increase of $0.8 million. The increase was due to a $0.8 million reduction of costs to evaluate potential acquisitions.

Interest Expense

Net interest expense increased $3.7 million to $15.3 million for the period ended June 30, 2011 compared to the six-month period ended June 30, 2010. This increase was attributable to the issuance of the $100 million First Mortgage Bond, Series PPP, in November 2010, additional borrowings on the short-term lines of credit, and a reduction of capitalized interest charged to construction projects during the first six months of 2011.

Company Health Care Benefits

In March 2010, both the federal “Patient Protection and Affordable Care Act” (P.L. 111-148) and “Health Care and Education Reconciliation Act” (H.R. 4872) were enacted. We have not determined the impact of this legislation on the Company’s health care costs during 2011 and in future years.  However, we anticipate that the Company’s health care and other costs will increase as a result of the new federal health care laws and based on available information.  A new memorandum account was established for Cal Water, effective January 1, 2011, to account for health care cost changes due to federal legislation, as these costs were not included in the 2009 GRC decision.

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

In addition, Cal Water was authorized to make a deviation from its escalation expense and exclude employee health care, retiree health insurance, and conservation expenses from it escalation filings in 2012 and 2013. For these three significant expense items, the CPUC has enumerated fixed three-year budgets for these expenses. It is anticipated that the budgets for these areas will more closely align with the actual expenses now that this change has been initiated.

The CPUC also authorized a Pension Balancing Account to track the difference between authorized pension contributions included in rates and the costs actually incurred. It is anticipated that this account will allow Cal Water to reduce some of the volatility it experiences in regard to these costs.

Cal Water was also authorized to combine the rates and tariffs of the South San Francisco and the Mid Peninsula Districts, located on the San Francisco peninsula, into a single ratemaking area in 2011. This new ratemaking area is known as the Bayshore District. Previously, the 2 separate districts had been operated out of a combined location.

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

Request for MTBE regulatory treatment

The CPUC in its Decision (D.) 10-10-018 issued rules for treating contamination proceeds generally. Subsequently, the CPUC’s D.11-03-043 resolved Cal Water’s separate application for treatment of MTBE proceeds by ordering continued tracking of the proceeds and expenditures until litigation and remediation are both complete. The new rules allow Cal Water to file an advice letter to move proceeds from this tracking account into Contributions in Aid of Construction (“CIAC”) when remediation or replacement projects are complete. Cal Water has completed several such projects totaling $16.7 million. While the advice letters have not been filed for some of these projects, Cal Water believes it is probable the CPUC will treat the invested amounts as CIAC when the advice letters are filed. The Company has reclassified $16.7 million from regulatory and other liabilities to CIAC. Project costs totaling $9.1 million were treated as CIAC in setting rates in the 2009 General Rate Case effective January 1, 2011, so there is no rate impact for this reclassification. For projects not identified in the 2009 General Rate Case, as projects to remediate or replace MTBE-contaminated plant are completed, the Company will book a reclassification from regulatory liabilities to CIAC and adjust rate base during the next GRC.

The CPUC’s adopted rules would require all contamination proceeds to be used first to pay transactional expenses, then to make ratepayers whole for costs to ensure the water system complies with the CPUC’s water quality standards. The rules allow for a risk-based consideration of proceeds which exceed the costs of the remediation described above and may result in some sharing of excess, or “net” proceeds. Because treatment or replacement of Cal Water’s MTBE contaminated wells will occur over a number of years, and because litigation continues with remaining defendants, a final disposition of Cal Water’s memorandum account will occur at an unknown future date.  Cal Water will continue to monitor proceeds and remediation and will report to the CPUC in its next GRC. Because of uncertainty surrounding eventual litigation proceeds, remediation capital and operating costs, and the eventual ratemaking treatment of “net proceeds” as defined by the CPUC, Cal Water cannot predict the future disposition of its partial MTBE settlement proceeds at this time.

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

In February 2011, Cal Water filed advice letters to offset increased purchased water and pump tax rates in five of its regulated districts totaling $7.4 million in annual revenue. Under CPUC advice letter processing rules, Cal Water charges the rates in expense offset advice letters to its customers upon filing. These rates were approved in February 2011. However, expense offsets are dollar-for-dollar increases in revenue to match increased expenses and interact with the WRAM and MCBA mechanisms so that net operating income is not affected by an offset increase.

In February 2011, Resolution W-4870 authorized Cal Water to recover $1.9 million in rates for water conservation expenses from districts in the 2006 GRC. Funds were spent by Cal Water for conservation programs over a 36 month period from July 1, 2007 through June 30, 2010 and are recoverable through surcharges over a 12 month period. Cal Water expects to file an advice letter in December 2011 to recover these balances. In March 2011, Cal Water filed two advice letters to refund conservation expenses from districts in the 2005 and 2007 GRCs.  Specific funds in these 16 districts were designated to be used for conservation programs and were subject to a one-way balancing account.  This one-way balancing account serves to refund unspent conservation money to ratepayers in these districts.  In accordance with D.10-12-016, these funds are being refunded over a 12 month amortization period.  The remaining refund is $1.1 million as of June 30, 2011.  In summary, Cal Water has a net receivable of $0.8 million as of June 30, 2011, for conservation programs for the 2005, 2006, and 2007 GRCs.

In March 2011, Cal Water filed an advice letter for seventeen districts to recoup the net balance of the WRAM and MCBA from 2008 through 2010. The total amount requested was $18.2 million. The recovery period requested was between twelve and thirty-six months, from the April effective date of the advice letter.

Prior to July 2008, Cal Water used expense balancing accounts (also referred to as Incremental Cost Balancing Accounts (ICBA)) to track suppliers’ rate changes for purchased water, purchased power, and pump taxes, and other costs that are not included in customer water rates. The cost changes are referred to as “offsetable expenses,” because under certain circumstances, they are collectible from customers (or refunded to customers) in future rates designed to offset cost changes from suppliers. In March 2011, Cal Water filed an advice letter to recover or refund the balance in the ICBA for remaining balances in the account deriving from periods prior to July 2008 over a period of 12 months effective April 1, 2011. The cumulative net receivable in the ICBA as of June 30, 2011, is $1.1 million.

In May and June 2011, Cal Water filed advice letters to offset increased purchased water and pump tax rates in seven of its regulated districts totaling $17.8 million in annual revenue.  Under CPUC advice letter processing rules, Cal Water charges the rates in expense offset advice letters to its customers upon filing. These rates were approved in May and June 2011. However, expense offsets are dollar-for-dollar increases in revenue to match increased expenses and interact with the WRAM and MCBA mechanisms so that net operating income is not affected by an offset increase.

During the calendar year, Hawaii Water plans to file general rate increase applications with the Hawaii Public Utilities Commission (HPUC) for certain service areas. Hawaii Water expects the HPUC to rule within twelve months on its requests. The Ka’anapali Rate Case was filed in December 2010 and is expected to be complete in the fourth quarter 2011. Hawaii Water had requested an additional $1.5 million in revenues. Hawaii Water anticipates filing a general rate case for the Pukalani wastewater system in the third quarter 2011. At this time, Hawaii Water cannot determine the final amount of rate relief these filings will generate.

During the calendar year, Washington Water plans to file a general rate increase application with the Washington Utilities and Transportation Commission (WUTC). At this time, Washington Water cannot determine the final amount of rate relief this filing will generate.

LIQUIDITY

Cash flows from Operations

Cash flows from operations were $47.7 million for the six months ended June 30, 2011. Cash flows from operations is primarily generated by net income and changes in our operating assets and liabilities. Cash generated by operations varies during the year due to the timing of customer billings, contributions to our benefit plans, vendor payments, bond principal payments, other long-term debt payments and tax payments.

During the six months ended June 30, 2011, we made contributions to our pension and retiree health care plan of $8.1 million compared to $6.6 million paid during the six months ended June 30, 2010. As approved in the 2007 General Rate Case, we increased the funding level of our pension and retiree health care plan from $27.5 million during 2010 to $31.6 million during 2011.

During the six months ended June 30, 2011, we received an income tax refund of $4 million.   The recent changes to federal income tax regulations due to the Tax Relief, Unemployment Insurance Reauthorization and Job Creation Act of 2010, providing additional deductions for assets placed in service after September 8, 2010 and before December 31, 2011, will result in significantly lower federal income tax payments during 2011.

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

Investing Activities

During the six months ended June 30, 2011, we had company and developer funded capital expenditures of $52.3 million. For 2011, our capital budget is approximately $120 to $140 million.

Financing Activities

During the first six months ended June 30, 2011, there were no equity or significant long-term debt offerings; however, the Company and Cal Water entered into new unsecured revolving credit facilities on June 29, 2011, to increase the credit facilities to $100 million and $300 million, respectively, and extend the term for five years.  The proceeds from the credit facilities may be used for working capital purposes, including the short-term financing of capital projects.  The base loan rate may vary from LIBOR plus 72.5 basis points to LIBOR plus 95 basis points, depending on the Company’s total capitalization ratio.  Likewise, the unused commitment fee may vary from 8 basis points to 12.5 basis points based on the same ratio.  Currently, the Company expects its pricing to be LIBOR plus 87.5 basis points with a 10 basis point unused commitment fee based on its current capitalization.

We borrowed $9 million on our bank lines of credit and advances and contributions in aid of construction increased $5.1 million during the six months ended June 30, 2011, which was offset by refunds to developers of $3.0 million during the six months ended June 30, 2011. Dividend payments were higher than the prior year due to an increased dividend rate paid in the current year.

Bond principal and other long-term debt payments were $1.3 million during the six months ended June 30, 2011, compared to $12.2 million during the same period last year.

We raised the dividend rate in January 2011 to a post-split annual rate of $0.615 from the 2010 rate of $0.595.  The dividend rate has increased $0.005 each year from 2005 through 2010.

Short-Term and Long-Term Debt

Short-term liquidity is provided by the bank lines of credit described above and by internally generated funds. Long-term financing is accomplished through the use of both debt and equity. As of June 30, 2011, there were short-term borrowings of $32.8 million outstanding on the unsecured revolving line of credit compared to $23.8 million as of December 31, 2010.

Given our ability to access our lines of credit on a daily basis, cash balances are managed to levels required for daily cash needs and excess cash is invested in short-term or cash equivalent instruments. Minimal operating levels of cash are maintained for Washington Water, New Mexico Water, and Hawaii Water.

California Water Service Group and subsidiaries which it designates may borrow up to $100 million under its new short-term credit facility. California Water Service Company may borrow up to $300 million under its new credit facility; however, all borrowings need to be repaid within twelve months unless otherwise authorized by the CPUC.

Both short-term credit agreements contain affirmative and negative covenants and events of default customary for credit facilities of this type including, among other things, limitations and prohibitions relating to additional indebtedness, liens, mergers, and asset sales. Also, these unsecured credit agreements contain financial covenants governing the Company and its subsidiaries’ consolidated total capitalization ratio and interest coverage ratio. As of June 30, 2011, we have met all of the covenant requirements and are eligible to use the full amounts of these credit agreements.

There was $0.1 million of new debt added to long-term debt during the six months ended June 30, 2011, and we made principal payments on Cal Water’s first mortgage bonds and other long-term debt of $1.3 million during the six months ended June 30, 2011.

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

Dividends, Book Value and Shareholders

The second quarter common stock dividend of $0.15375 per share was paid on May 21, 2011, compared to a quarterly dividend in the second quarter of 2010 of $0.14875. This was our 265th consecutive quarterly dividend. Annualized, the 2011 dividend rate is $0.615 per common share, compared to $0.595 in 2010. For the full year 2010, the payout ratio was 66% of net income. On a long-term basis, our goal is to achieve a dividend payout ratio of 60% of net income.

At its July 27, 2011 meeting, the Board declared the third quarter dividend of $0.15375 per share payable on August 19, 2011, to stockholders of record on August 8, 2011. This will be our 266th consecutive quarterly dividend.

2011 Financing Plan

Cal Water is currently reviewing its financing needs for the balance of 2011 and 2012. We intend to fund our capital needs in future periods through a relatively balanced approach between long-term debt and equity. The Company and Cal Water have a five-year syndicated unsecured revolving line of credit of $100 million and $300 million, respectively for short-term borrowings. As of June 30, 2011, the Company’s availability on its new unsecured revolving line of credit was $67.2 million and Cal Water’s availability on its new unsecured revolving line of credit was $300 million.

Book Value and Stockholders of Record

Book value per common share was $10.50 at June 30, 2011 compared to $10.45 at December 31, 2010.

There are approximately 2,419 (not in thousands) stockholders of record of our common stock, as of July 29, 2011.

Utility Plant Expenditures

During the six months ended June 30, 2011, capital expenditures totaled $52.3 million for company-funded and developer-funded projects. The planned 2011 company-funded capital expenditure budget is approximately $120 to $140 million. The actual amount may vary from the budget number due to timing of actual payments related to current year projects and prior year projects. We do not control third-party-funded capital expenditures and therefore are unable to estimate the amount of such projects for 2011.

At June 30, 2011, construction work in progress was $114.8 million compared to $124.4 million at June 30, 2010. Work in progress includes projects that are under construction but not yet complete and placed in service.

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

California’s normal weather pattern yields little precipitation between mid-spring and mid-fall. The Washington Water service areas receive precipitation in all seasons, with the heaviest amounts during the winter. New Mexico Water’s rainfall is heaviest in the summer monsoon season. Hawaii Water receives precipitation throughout the year, with the largest amounts in the winter months. Water usage in all service areas is highest during the warm and dry summers and declines in the cool winter months. Rain and snow during the winter months replenish underground water aquifers and fill reservoirs, providing the water supply for subsequent delivery to customers. To date, snowpack water content and rainfall accumulation during the 2010 — 2011 water year is 149% of normal (as of July 1, 2011 per the California Department of Water Resources). Management believes that supply pumped from underground aquifers and purchased from wholesale suppliers will be adequate to meet customer demand during 2011 and beyond. Long-term water supply plans are developed for each of our districts to help assure an adequate water supply under various operating and supply conditions. Some districts have unique challenges in meeting water quality standards, but management believes that supplies will meet current standards using current treatment processes.

CONTRACTUAL OBLIGATIONS

During the six months ended June 30, 2011, there were no material changes in contractual obligations outside the normal course of business.

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

Our management, with the participation of our CEO and our CFO, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2011. Based on that evaluation, we concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

(b) Changes to Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1.

LEGAL PROCEEDINGS

Information with respect to this item may be found under the subheading “Contingencies” in Note 10 to the Unaudited Condensed Consolidated Financial Statements in Item 1 of Part 1 hereof, which is incorporated herein by reference.

Item 1A.

RISK FACTORS

There have been no material changes to the Company’s risk factors set forth in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year-ended December 31, 2010, filed with the SEC on March 1, 2011.

Item 6.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit No.	Filing Date	Provided Herewith

3.1	Certificate of Amendment to the Certificate of Incorporation.	8-K	001-13883	3.1	6/10/2011

3.2	Amended & Restated Bylaws	8-K	001-13883	3.2	6/10/2011

10.1	Amended and Restated Credit Agreement dated as of June 29, 2011 among California Water Service Group and certain of its subsidiaries from time to time party thereto, as borrowers, Bank of America, N.A., as administrative agent, swing line lender and letter of credit issuer, Merrill Lynch, Pierce, Fenner & Smith Incorporated, as sole lead arranger and sole book manager, CoBank, ACB, as syndication agent, and Wells Fargo Bank, National Association, Bank of China, Los Angeles Branch, and U.S. Bank National Association, as co-documentation agents, and the other lender parties thereto.	8-K	001-13883	10.1	7/1/2011

10.2	Amended and Restated Credit Agreement dated as of June 29, 2011 among California Water Service Company, as borrower, Bank of America, N.A., as administrative agent, swing line lender and letter of credit issuer, Merrill Lynch, Pierce, Fenner& Smith Incorporated, as sole lead arranger and sole book manager, CoBank, ACB, as syndication agent, Wells Fargo Bank, National Association, Bank of China, Los Angeles Branch, and U.S. Bank National Association, as co-documentation agents, and the other lender parties thereto.	8-K	001-13883	10.2	7/1/2011

31.1	Chief Executive Officer certification of financial statements pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.					X

31.2	Chief Financial Officer certification of financial statements pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.					X

32	Chief Executive Officer and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.					X

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CALIFORNIA WATER SERVICE GROUP
Registrant

August 4, 2011

	By:	/s/ Martin A. Kropelnicki
Martin A. Kropelnicki
Vice President, Chief Financial Officer and Treasurer

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit No.	Filing Date	Provided Herewith

3.1	Certificate of Amendment to the Certificate of Incorporation.	8-K	001-13883	3.1	6/10/2011

3.2	Amended & Restated Bylaws	8-K	001-13883	3.2	6/10/2011

10.1	Amended and Restated Credit Agreement dated as of June 29, 2011 among California Water Service Group and certain of its subsidiaries from time to time party thereto, as borrowers, Bank of America, N.A., as administrative agent, swing line lender and letter of credit issuer, Merrill Lynch, Pierce, Fenner& Smith Incorporated, as sole lead arranger and sole book manager, CoBank, ACB, as syndication agent, and Wells Fargo Bank, National Association, Bank of China, Los Angeles Branch, and U.S. Bank National Association, as co-documentation agents, and the other lender parties thereto.	8-K	001-13883	10.1	7/1/2011

10.2	Amended and Restated Credit Agreement dated as of June 29, 2011 among California Water Service Company, as borrower, Bank of America, N.A., as administrative agent, swing line lender and letter of credit issuer, Merrill Lynch, Pierce, Fenner& Smith Incorporated, as sole lead arranger and sole book manager, CoBank, ACB, as syndication agent, Wells Fargo Bank, National Association, Bank of China, Los Angeles Branch, and U.S. Bank National Association, as co-documentation agents, and the other lender parties thereto.	8-K	001-13883	10.2	7/1/2011

31.1	Chief Executive Officer certification of financial statements pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.					X

31.2	Chief Financial Officer certification of financial statements pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.					X

32	Chief Executive Officer and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.					X