Form 10-Q/A
period 2011-06-30
CALIFORNIA WATER SERVICE GROUP
filed 2011-09-02
CIK 1035201

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

California Water Service Group is filing this Amendment No. 1 (the “Form 10-Q/A”) to our quarterly report on Form 10-Q for the quarter ended June 30, 2011, (the “Form 10-Q”), filed with the U.S. Securities and Exchange Commission (“SEC”) on August 5, 2011, for the sole purpose of furnishing the Interactive Data File as Exhibit 101 in accordance with Rule 405(a)(2) of Regulation S-T.

No other changes have been made to the Form 10-Q.  This Form 10-Q/A continues to speak as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update any related disclosures made in the Form 10-Q.

Part II Other Information

Item 6.   Exhibits

(a) As part of this Form 10-Q/A, the following documents are being filed:

1. Exhibits:  The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CALIFORNIA WATER SERVICE GROUP
Registrant

September 2, 2011

	By:	/s/ Martin A. Kropelnicki
Martin A. Kropelnicki
Vice President, Chief Financial Officer and Treasurer

Item 6.

EXHIBITS

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit No.	Filing Date

3.1	Certificate of Amendment to the Certificate of Incorporation.	8-K	001-13883	3.1	6/10/2011

3.2	Amended & Restated Bylaws	8-K	001-13883	3.2	6/10/2011

10.1	Amended and Restated Credit Agreement dated as of June 29, 2011 among California Water Service Group and certain of its subsidiaries from time to time party thereto, as borrowers, Bank of America, N.A., as administrative agent, swing line lender and letter of credit issuer, Merrill Lynch, Pierce, Fenner& Smith Incorporated, as sole lead arranger and sole book manager, CoBank, ACB, as syndication agent, and Wells Fargo Bank, National Association, Bank of China, Los Angeles Branch, and U.S. Bank National Association, as co-documentation agents, and the other lender parties thereto.	8-K	001-13883	10.1	7/1/2011

10.2	Amended and Restated Credit Agreement dated as of June 29, 2011 among California Water Service Company, as borrower, Bank of America, N.A., as administrative agent, swing line lender and letter of credit issuer, Merrill Lynch, Pierce, Fenner& Smith Incorporated, as sole lead arranger and sole book manager, CoBank, ACB, as syndication agent, Wells Fargo Bank, National Association, Bank of China, Los Angeles Branch, and U.S. Bank National Association, as co-documentation agents, and the other lender parties thereto.	8-K	001-13883	10.2	7/1/2011

31.1†	Chief Executive Officer certification of financial statements pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

31.2†	Chief Financial Officer certification of financial statements pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

32†	Chief Executive Officer and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

†Previously filed