Form 10-Q
period 2011-09-30
CALIFORNIA WATER SERVICE GROUP
filed 2011-11-04
CIK 1035201

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common shares outstanding as of October 21, 2011 — 41,817,032

PART I FINANCIAL INFORMATION

Item 1.

FINANCIAL STATEMENTS

The condensed consolidated financial statements presented in this filing on Form 10-Q have been prepared by management and are unaudited.

CALIFORNIA WATER SERVICE GROUP

CONDENSED CONSOLIDATED BALANCE SHEETS

Unaudited

(In thousands, except per share data)

	September 30, 2011	December 31, 2010
ASSETS
Utility plant:
Utility plant	$1,927,447	$1,843,766
Less accumulated depreciation and amortization	(580,009)	(549,469)
Net utility plant	1,347,438	1,294,297
Current assets:
Cash and cash equivalents	46,712	42,277
Receivables:
Customers	38,713	25,813
Regulatory balancing accounts	11,065	14,784
Other	19,408	5,386
Unbilled revenue	22,771	13,925
Materials and supplies at average cost	5,778	6,058
Taxes, prepaid expenses and other assets	10,769	17,967
Total current assets	155,216	126,210
Other assets:
Regulatory assets	262,334	229,577
Goodwill	2,615	2,615
Other assets	33,549	39,367
Total other assets	298,498	271,559
	$1,801,152	$1,692,066
CAPITALIZATION AND LIABILITIES
Capitalization:
Common stock, $.01 par value— 68,000 shares authorized, 41,817 and 41,667 outstanding in 2011 and 2010, respectively	$418	$417
Additional paid-in capital	219,237	217,308
Retained earnings	234,400	217,801
Total common stockholders’ equity	454,055	435,526
Long-term debt, less current maturities	477,559	479,181
Total capitalization	931,614	914,707
Current liabilities:
Current maturities of long-term debt	2,392	2,380
Short-term borrowings	39,860	23,750
Accounts payable	58,554	39,505
Regulatory balancing accounts	1,500	3,025
Accrued interest	10,996	4,651
Accrued expenses and other liabilities	47,423	34,037
Total current liabilities	160,725	107,348
Unamortized investment tax credits	2,328	2,244
Deferred income taxes, net	124,998	107,084
Pension and postretirement benefits other than pensions	162,307	155,224
Regulatory and other liabilities	76,692	82,204
Advances for construction	187,146	186,899
Contributions in aid of construction	155,342	136,356
	$1,801,152	$1,692,066

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

CALIFORNIA WATER SERVICE GROUP

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

Unaudited

(In thousands, except per share data)

For the three months ended	September 30, 2011	September 30, 2010
Operating revenue	$169,254	$146,349
Operating expenses:
Operations:
Water production costs	61,593	54,634
Administrative and general	21,646	17,794
Other operations	17,506	14,889
Maintenance	4,651	4,853
Depreciation and amortization	12,729	10,934
Income taxes	15,881	12,825
Property and other taxes	5,170	4,555
Total operating expenses	139,176	120,484
Net operating income	30,078	25,865
Other income and expenses:
Non-regulated revenue	3,425	3,850
Non-regulated expenses, net	(6,489)	(2,214)
Gain on sale of non-utility property	—	33
Income tax benefit (expense) on other income and expenses	1,254	(674)
Net other income (expense)	(1,810)	995
Interest expense:
Interest expense	8,007	6,958
Less: capitalized interest	(674)	(484)
Net interest expense	7,333	6,474
Net income	$20,935	$20,386
Earnings per share
Basic	$0.50	$0.49
Diluted	$0.50	$0.49
Weighted average shares outstanding
Basic	41,780	41,622
Diluted	41,789	41,648
Dividends declared per share of common stock	$0.15375	$0.14875

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

CALIFORNIA WATER SERVICE GROUP

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

Unaudited

(In thousands, except per share data)

For the nine months ended	September 30, 2011	September 30, 2010
Operating revenue	$398,800	$354,942
Operating expenses:
Operations:
Water production costs	138,296	126,923
Administrative and general	62,702	53,718
Other operations	47,879	43,204
Maintenance	15,138	14,962
Depreciation and amortization	37,690	32,364
Income taxes	23,278	21,324
Property and other taxes	14,236	12,545
Total operating expenses	339,219	305,040
Net operating income	59,581	49,902
Other income and expenses:
Non-regulated revenue	11,497	10,963
Non-regulated expenses, net	(13,422)	(9,451)
Gain on sale of non-utility property	62	33
Income tax benefit (expense) benefit on other income and expenses	776	(614)
Net other income (expense)	(1,087)	931
Interest expense:
Interest expense	24,556	20,386
Less: capitalized interest	(1,906)	(2,338)
Net interest expense	22,650	18,048
Net income	$35,844	$32,785
Earnings per share
Basic	$0.86	$0.79
Diluted	$0.86	$0.79
Weighted average shares outstanding
Basic	41,743	41,595
Diluted	41,756	41,624
Dividends declared per share of common stock	$0.46125	$0.44625

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

CALIFORNIA WATER SERVICE GROUP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

(In thousands)

For the nine months ended:	September 30, 2011	September 30, 2010
Operating activities
Net income	$35,844	$32,785
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	39,013	34,588
Gain on sale of non-utility property	(62)	(33)
Change in value of life insurance contracts	2,829	(1,308)
Other changes in noncurrent assets and liabilities	1,723	2,708
Changes in operating assets and liabilities:
Receivables	(25,485)	(9,265)
Accounts payable	15,011	4,236
Other current assets	7,591	6,659
Other current liabilities	20,293	9,217
Other changes, net	967	(2,121)
Net adjustments	61,880	44,681
Net cash provided by operating activities	97,724	77,466
Investing activities:
Utility plant expenditures	(89,517)	(99,341)
Purchase of life insurance	(1,744)	(1,798)
Proceeds on sale of non-utility property	64	33
Restricted cash decrease (increase)	(114)	2,991
Net cash used in investing activities	(91,311)	(98,115)
Financing activities:
Short-term borrowings	16,110	71,250
Repayment of short-term borrowing	—	(27,000)
Proceeds from long-term debt	135	7,969
Repayment of long-term debt	(1,744)	(12,532)
Issuance of common stock	965	819
Advances and contributions in aid of construction	6,240	3,258
Refunds of advances for construction	(4,439)	(4,687)
Dividends paid	(19,245)	(18,556)
Net cash (used in) provided by financing activities	(1,978)	20,521
Change in cash and cash equivalents	4,435	(128)
Cash and cash equivalents at beginning of period	42,277	9,866
Cash and cash equivalents at end of period	$46,712	$9,738
Supplemental information
Cash paid for interest (net of amounts capitalized)	$14,222	$11,287
Cash paid for income taxes	$43	$68
Refund for income taxes	$4,000	$—
Supplemental disclosure of non-cash activities:
Accrued payables for investments in utility plant	$7,746	$7,756
Utility plant contribution by developers	$11,263	$26,045

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

CALIFORNIA WATER SERVICE GROUP

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2011

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

The Company evaluated its operations through the time these financials were issued and determined there were no subsequent events requiring adjustments or disclosures as of the time these financial statements were issued except for as disclosed in Note 11.

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

The balances in the WRAM and MCBA assets and liabilities accounts fluctuate on a monthly basis depending upon the variance between adopted and actual results. The recovery or refund of the WRAM is netted against the MCBA over- or under-recovery for the corresponding district and is interest bearing at the current ninety day commercial paper rate when the net amount for any district achieves a pre-determined level at the end of any calendar year (i.e., at least 2.5 percent over- or under-recovery of the approved revenue requirement). Account balances less than those levels may be refunded or collected in Cal Water’s general rate case proceedings or aggregated with future calendar year balances for comparison with the recovery level.  As of September 30, 2011 included in the net regulatory balancing accounts, current and long-term assets were $11.1 million and $41.1 million, respectively, and current and long-term liabilities were $1.5 million and $0.6 million, respectively. As of December 31, 2010, included in the net regulatory balancing accounts, current and long-term assets were $14.8 million and $16.8 million, respectively, and the net regulatory balancing accounts current and long-term liabilities were $3.0 million and $0.6 million, respectively.

Note 3. Stock-based Compensation

Equity Incentive Plan

The Company’s Equity Incentive Plan was approved by shareholders on April 27, 2005.  The 2 for 1 stock split effective June 10, 2011, increased the plan’s authorized shares to 2,000,000 shares of common stock. During the nine months ended September 30, 2011 and 2010, the Company granted annual Restricted Stock Awards (RSAs) of 85,426 and 76,572 shares, respectively, of common stock to officers and directors of the Company. Employee options vest over forty-eight months, while director options vest at the end of twelve months. During the first nine months of 2011 and 2010, the shares granted were valued at $17.44 and $17.74 per share, respectively, based upon the fair market value of the Company’s common stock on the date of grant.

The Company did not grant Stock Appreciation Rights (SARs) to officers during 2010 and 2011.

The Company has recorded compensation costs for the RSAs and SARs in Operating Expense in the amount of $1.0 million and $0.8 million for the nine months ended September 30, 2011 and September 30, 2010, respectively.

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

The SARs outstanding of 361,356 shares are anti-dilutive for the three and nine months ended September 30, 2011 and 2010. All options are dilutive and the dilutive effect is shown in the table below.

(In thousands, except per share data)

	Three Months Ended September 30
	2011	2010
Net income available to common stockholders	$20,935	$20,386
Weighted average common shares, basic	41,780	41,622
Dilutive common stock options (treasury method)	9	26
Shares used for dilutive computation	41,789	41,648
Net income per share — basic	$0.50	$0.49
Net income per share — diluted	$0.50	$0.49

	Nine Months Ended September 30
	2011	2010
Net income available to common stockholders	$35,844	$32,785
Weighted average common shares, basic	41,743	41,595
Dilutive common stock options (treasury method)	13	29
Shares used for dilutive computation	41,756	41,624
Net income per share — basic	$0.86	$0.79
Net income per share — diluted	$0.86	$0.79

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

Cash payments by the Company related to pension plans and other postretirement benefits were $15.9 million for the nine months ended September 30, 2011 compared to $13.2 million for the same period last year. The estimated cash contribution to the pension plans for 2011 is $24.6 million. The estimated contribution to the other benefit plans for 2011 is $7.0 million.

The following table lists components of the pension plans and other postretirement benefits. The data listed under “pension plan” includes the qualified pension plan and the non-qualified supplemental executive retirement plan. The data listed under “other benefits” is for all other postretirement benefits.

	Three Months Ended September 30				Nine Months Ended September 30
	Pension Plan		Other Benefits		Pension Plan		Other Benefits
	2011	2010	2011	2010	2011	2010	2011	2010
Service cost	$2,928	$2,654	$990	$813	$8,785	$7,557	$2,971	$2,399
Interest cost	3,671	3,612	895	739	11,012	10,276	2,683	2,305
Expected return on plan assets	(2,237)	(2,068)	(344)	(278)	(6,712)	(6,171)	(1,032)	(836)
Recognized net initial APBO (1)	N/A	N/A	69	69	N/A	N/A	207	207
Amortization of prior service cost	1,580	1,649	29	29	4,740	4,947	87	87
Recognized net actuarial loss	1,017	922	504	332	3,051	1,971	1,512	1,117
Net periodic benefit cost	$6,959	$6,769	$2,143	$1,704	$20,876	$18,580	$6,428	$5,279

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

Both short-term unsecured credit agreements contain affirmative and negative covenants and events of default customary for credit facilities of this type including, among other things, limitations and prohibitions relating to additional indebtedness, liens, mergers, and asset sales. Also, these unsecured credit agreements contain financial covenants governing the Company and its subsidiaries’ consolidated total capitalization ratio and interest coverage ratio. As of September 30, 2011, the Company and Cal Water have met all borrowing covenants for both credit agreements.

As of September 30, 2011 and December 31, 2010, the outstanding borrowings on the Company lines of credit were $39.9 million and $23.8 million, respectively, and there were no borrowings on the Cal Water lines of credit for both periods.  For the nine months ended September 30, 2011, the average borrowing rate was 2.6% compared to 3.0% for the same period last year.

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

Note 9. Regulatory Assets and Liabilities

During 2011, the CPUC issued a decision regarding the $34.2 million of litigation proceeds previously received by Cal Water during 2008 which is being used to replace infrastructure damaged by the gasoline additive Methyl tert-butyl ether (MTBE). The decision requires use of these proceeds for costs incurred as a result of MTBE contamination with any related benefits to be provided to Cal Water customers. Such usage includes transfer of the amount to contributions in aid of construction for remediation or replacement project costs once complete. Usage of the proceeds is reported to the CPUC through an Advice Letter or General Rate Case filing. As a result, the entire amount of the proceeds was reclassified from other long term liabilities to regulatory liabilities. During the nine months ended September 30, 2011, a total of $16.7 million of the proceeds have been transferred from regulatory liabilities to contributions in aid of construction.

During 2011, Cal Water added balancing accounts for its pension plans and conservation program. Both balancing account effective dates were January 1, 2011. The pension plans balancing account is a two-way balancing account that tracks the differences between actual expenses and adopted rate recovery which will result in either a regulatory asset or liability. The conservation program is a one-way balancing account that tracks the differences between actual expenses and adopted rate recovery which may result in a regulatory liability if actual conservation expenses are less than adopted over the three year period ending December 31, 2013. As of September 30, 2011, there was a regulatory liability of $5.4 million for both balancing accounts.

Note 10. Commitment and Contingencies

Commitments

The Company has significant commitments to lease certain office spaces and water systems and to purchase water from water wholesalers. These commitments are described in footnote 15 of the current report on Form 10-K for the year ended December 31, 2010.  As of September 30, 2011, there were no significant changes from December 31, 2010.

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

Note 11. Subsequent Events

In February 1996, we entered into an agreement to operate the City of Hawthorne water system.  This lease ended during the month of February 2011 and Cal Water has been operating this water system on a month-to-month basis while a new agreement was being negotiated.  Effective October 4, 2011, Cal Water agreed to operate the City of Hawthorne’s water system for a period of fifteen years.  The agreement requires a one-time base rent payment to the City of Hawthorne in the amount of $8.1 million and annual rent payments of $0.9 million each year of the lease.  The $8.1 million base rent will be paid and recorded as an intangible asset during the fourth quarter of 2011 and will be amortized over the lease term.  The annual rent will be paid and expensed each month.

Note 12. Fair Value of Financial Instruments

For those financial instruments for which it is practicable to estimate a fair value, the following methods and assumptions were used. For cash equivalents, accounts receivable and accounts payable, the carrying amounts approximated the fair value because of the short-term maturity of the instruments. The fair value of the Company’s long-term debt was estimated at $601.8 million and $536.6 million as of September 30, 2011 and December 31, 2010, respectively, using the published quoted market price, if available, or the discounted cash flow analysis, based on the current rates available to the Company for debt of similar maturities and credit risk. The carrying value of the long-term debt was $480.0 million and $481.6 million as of September 30, 2011 and December 31, 2010, respectively. The fair value of advances for construction contracts was estimated at $73.2 million as of September 30, 2011 and $75.6 million as of December 31, 2010, using broker quotes.  The carrying value of advances for construction contracts was $187.1 million and $186.9 million as of September 30, 2011 and December 31, 2010, respectively.

Note 13. Condensed Consolidating Financial Statements

The following tables present the condensed consolidating statements of income of California Water Service Group (Guarantor and Parent), Cal Water (issuer and wholly-owned consolidated subsidiary of California Water Service Group) and other wholly-owned subsidiaries of the Company for the three-month and nine-month periods ended September 30, 2011 and 2010, the condensed consolidating statements of cash flows for the nine months ended September 30, 2011 and 2010 and the condensed consolidating balance sheets as of September 30, 2011 and December 31, 2010. The information is presented utilizing the equity method of accounting for investments in consolidating subsidiaries.

CALIFORNIA WATER SERVICE GROUP

CONDENSED CONSOLIDATING BALANCE SHEET

As of September 30, 2011

(In thousands)

	Parent Company	Cal Water	All Other Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS
Utility plant:
Utility plant	$324	$1,778,059	$156,263	$(7,199)	$1,927,447
Less accumulated depreciation and amortization	(37)	(551,661)	(29,665)	1,354	(580,009)
Net utility plant	287	1,226,398	126,598	(5,845)	1,347,438
Current assets:
Cash and cash equivalents	2,169	41,475	3,068	—	46,712
Receivables and unbilled revenue	—	87,978	3,979	—	91,957
Receivables from affiliates	21,799	9,690	3,327	(34,816)	—
Other current assets	87	15,451	1,009	—	16,547
Total current assets	24,055	154,594	11,383	(34,816)	155,216
Other assets:
Regulatory assets	—	260,130	2,204	—	262,334
Investments in affiliates	450,565	—	—	(450,565)	—
Long-term affiliate notes receivable	31,616	7,844	1,872	(41,332)	—
Other assets	1,093	28,244	7,032	(205)	36,164
Total other assets	483,274	296,218	11,108	(492,102)	298,498
	$507,616	$1,677,210	$149,089	$(532,763)	$1,801,152
CAPITALIZATION AND LIABILITIES
Capitalization:
Common stockholders’ equity	$454,055	$420,916	$35,286	$(456,202)	$454,055
Affiliate long-term debt	9,716	—	31,616	(41,332)	—
Long-term debt, less current maturities	—	473,805	3,754	—	477,559
Total capitalization	463,771	894,721	70,656	(497,534)	931,614
Current liabilities:
Current maturities of long-term debt	—	1,709	683	—	2,392
Short-term borrowings	39,860	—	—	—	39,860
Payables to affiliates	4,079	2	30,735	(34,816)	—
Accounts payable	—	55,546	3,008	—	58,554
Accrued expenses and other liabilities	467	57,494	1,887	71	59,919
Total current liabilities	44,406	114,751	36,313	(34,745)	160,725
Unamortized investment tax credits	—	2,328	—	—	2,328
Deferred income taxes, net	(561)	122,269	3,774	(484)	124,998
Pension and postretirement benefits other than pensions	—	162,307	—	—	162,307
Regulatory and other liabilities	—	68,707	7,985	—	76,692
Advances for construction	—	185,703	1,443	—	187,146
Contributions in aid of construction	—	126,424	28,918	—	155,342
	$507,616	$1,677,210	$149,089	$(532,763)	$1,801,152

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

CALIFORNIA WATER SERVICE GROUP

CONDENSED CONSOLIDATING STATEMENT OF INCOME

For the three months ended September 30, 2011

(In thousands)

	Parent Company	Cal Water	All Other Subsidiaries	Consolidating Adjustments	Consolidated
Operating revenue	$—	$160,297	$8,957	$—	$169,254
Operating expenses:
Operations:
Water production costs	—	58,913	2,680	—	61,593
Administrative and general	—	19,359	2,287	—	21,646
Other operations	—	15,746	1,886	(126)	17,506
Maintenance	—	4,417	234	—	4,651
Depreciation and amortization	—	12,110	650	(31)	12,729
Income tax (benefit) expense	(135)	15,659	(24)	381	15,881
Property and other taxes	—	4,537	633	—	5,170
Total operating expenses	(135)	130,741	8,346	224	139,176
Net operating income	135	29,556	611	(224)	30,078
Other Income and Expenses:
Non-regulated revenue	558	3,033	678	(844)	3,425
Non-regulated expense, net	—	(6,005)	(484)	—	(6,489)
Gain on sale on non-utility property	—	—	—	—	—
Income tax (expense) on other income and expense	(227)	1,211	(99)	369	1,254
Net other income (expense)	331	(1,761)	95	(475)	(1,810)
Interest:
Interest expense	330	7,764	630	(717)	8,007
Less: capitalized interest	—	(434)	(240)	—	(674)
Net interest expense	330	7,330	390	(717)	7,333
Equity earnings of subsidiaries	20,799	—	—	(20,799)	—
Net income	$20,935	$20,465	$316	$(20,781)	$20,935

CALIFORNIA WATER SERVICE GROUP

CONDENSED CONSOLIDATING STATEMENT OF INCOME

For the nine months ended September 30, 2011

(In thousands)

	Parent Company	Cal Water	All Other Subsidiaries	Consolidating Adjustments	Consolidated
Operating revenue	$—	$375,851	$22,949	$—	$398,800
Operating expenses:
Operations:
Water production costs	—	131,004	7,292	—	138,296
Administrative and general	—	56,582	6,120	—	62,702
Other operations	—	42,741	5,518	(380)	47,879
Maintenance	—	14,567	571	—	15,138
Depreciation and amortization	—	35,802	1,981	(93)	37,690
Income tax (benefit) expense	(427)	23,270	(714)	1,149	23,278
Property and other taxes	—	12,505	1,731	—	14,236
Total operating expenses	(427)	316,471	22,499	676	339,219
Net operating income	427	59,380	450	(676)	59,581
Other Income and Expenses:
Non-regulated revenue	1,647	8,760	3,595	(2,505)	11,497
Non-regulated expense, net	—	(10,815)	(2,607)	—	(13,422)
Gain on sale of properties	—	62	—	—	62
Income tax (expense) on other income and expense	(671)	812	(476)	1,111	776
Net other income (expense)	976	(1,181)	512	(1,394)	(1,087)
Interest:
Interest expense	1,047	23,800	1,834	(2,125)	24,556
Less: capitalized interest	—	(1,298)	(608)	—	(1,906)
Net interest expense	1,047	22,502	1,226	(2,125)	22,650
Equity earnings of subsidiaries	35,488	—	—	(35,488)	—
Net income (loss)	$35,844	$35,697	$(264)	$(35,433)	$35,844

CALIFORNIA WATER SERVICE GROUP

CONDENSED CONSOLIDATING STATEMENT OF INCOME

For the three months ended September 30, 2010

(In thousands)

	Parent Company	Cal Water	All Other Subsidiaries	Consolidating Adjustments	Consolidated
Operating revenue	$—	$137,410	$8,939	$—	$146,349
Operating expenses:
Operations:
Water production costs	—	52,288	2,346	—	54,634
Administrative and general	37	15,976	1,781	—	17,794
Other operations	—	13,158	1,985	(254)	14,889
Maintenance	—	4,673	180	—	4,853
Depreciation and amortization	—	10,141	858	(65)	10,934
Income tax (benefit) expenses	(662)	13,288	(210)	409	12,825
Property and other taxes	—	3,941	614	—	4,555
Total operating expenses	(625)	113,465	7,554	90	120,484
Net operating income	625	23,945	1,385	(90)	25,865
Other Income and Expenses:
Non-regulated revenue	588	2,638	1,395	(771)	3,850
Non-regulated expense, net	—	(1,007)	(1,207)	—	(2,214)
Gain on sale of non-utility property	—	33	—	—	33
Income tax benefit (expense) on other income and expense	(240)	(678)	(137)	381	(674)
Net other income	348	986	51	(390)	995
Interest:
Interest expense	215	6,693	695	(645)	6,958
Less: capitalized interest	—	(752)	268	—	(484)
Net interest expense	215	5,941	963	(645)	6,474
Equity earnings of subsidiaries	19,628	—	—	(19,628)	—
Net income	$20,386	$18,990	$473	$(19,463)	$20,386

CALIFORNIA WATER SERVICE GROUP

CONDENSED CONSOLIDATING STATEMENT OF INCOME

For the nine months ended September 30, 2010

(In thousands)

	Parent Company	Cal Water	All Other Subsidiaries	Consolidating Adjustments	Consolidated
Operating revenue	$—	$332,399	$22,543	$—	$354,942
Operating expenses:
Operations:
Water production costs	—	120,311	6,612	—	126,923
Administrative and general	37	47,997	5,684	—	53,718
Other operations	—	37,885	5,698	(379)	43,204
Maintenance	—	14,429	533	—	14,962
Depreciation and amortization	—	30,421	2,041	(98)	32,364
Income tax (benefit) expense	(757)	21,910	(2)	173	21,324
Property and other taxes	—	10,889	1,656	—	12,545
Total operating expenses	(720)	283,842	22,222	(304)	305,040
Net operating income	720	48,557	321	304	49,902
Other Income and Expenses:
Non-regulated revenue	1,118	7,410	4,109	(1,674)	10,963
Non-regulated expense, net	—	(6,182)	(3,269)	—	(9,451)
Gain on sale of non-utility property	—	33	—	—	33
Income tax (expense) benefit on other income and expense	(456)	(514)	(407)	763	(614)
Net other income	662	747	433	(911)	931
Interest:
Interest expense	449	19,792	1,440	(1,295)	20,386
Less: capitalized interest	—	(2,012)	(326)	—	(2,338)
Net interest expense	449	17,780	1,114	(1,295)	18,048
Gross income	933	31,524	(360)	688	32,785
Equity earnings of subsidiaries	31,852	—	—	(31,852)	—
Net income (loss)	$32,785	$31,524	$(360)	$(31,164)	$32,785

CALIFORNIA WATER SERVICE GROUP

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the nine months ended September 30, 2011

(In thousands)

	Parent Company	Cal Water	All Other Subsidiaries	Consolidating Adjustments	Consolidated
Operating activities:
Net income (loss)	$35,844	$35,697	$(264)	$(35,433)	$35,844
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity earnings of subsidiaries	(35,488)	—	—	35,488	—
Dividends received from affiliates	19,245	—	—	(19,245)	—
Depreciation and amortization	37	36,986	2,083	(93)	39,013
Change in value of life insurance contracts	—	2,829	—	—	2,829
Gain on sale of non-utility assets	—	(62)	—	—	(62)
Other changes in noncurrent assets and liabilities	(248)	1,326	645	—	1,723
Changes in operating assets and liabilities:
Other changes, net	1,460	20,628	(3,748)	37	18,377
Net adjustments	(14,994)	61,707	(1,020)	16,187	61,880
Net cash provided by operating activities	20,850	97,404	(1,284)	(19,246)	97,724
Investing activities:
Utility plant expenditures	—	(72,502)	(17,015)	—	(89,517)
Purchase of life insurance	—	(1,744)	—	—	(1,744)
Restricted cash	—	(114)	—	—	(114)
Net changes in affiliate advances	(17,230)	(4,835)		22,065
Proceeds from affiliate long-term debt	618	34	53	(705)	—
Proceeds from sale of non-utility assets	—	64	—	—	64
Net cash provided by (used in) investing activities	(16,612)	(79,097)	(16,962)	21,360	(91,311)
Financing Activities:
Short-term borrowings	16,110	—	—	—	16,110
Net changes in affiliate advances			22,157	(22,157)
Repayment of affiliate long-term borrowings	(87)	—	(711)	798	—
Proceeds from long-term debt	—	—	135	—	135
Repayment of long-term borrowings	—	(1,225)	(519)	—	(1,744)
Advances and contributions in aid for construction	—	5,559	681	—	6,240
Refunds of advances for construction	—	(4,429)	(10)	—	(4,439)
Dividends paid to non-affiliates	(19,245)	—	—	—	(19,245)
Dividends paid to affiliates	—	(17,183)	(2,062)	19,245	—
Issuance of common stock	965	—	—	—	965
Net cash (used in) financing activities	(2,257)	(17,278)	19,671	(2,114)	(1,978)
Change in cash and cash equivalents	1,981	1,029	1,425	—	4,435
Cash and cash equivalents at beginning of period	188	40,446	1,643	—	42,277
Cash and cash equivalents at end of period	$2,169	$41,475	$3,068	$—	$46,712

CALIFORNIA WATER SERVICE GROUP

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the nine months ended September 30, 2010

(In thousands)

	Parent Company	Cal Water	All Other Subsidiaries	Consolidating Adjustments	Consolidated
Operating activities:
Net income (loss)	$32,785	$31,524	$(360)	$(31,164)	$32,785
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity earnings of subsidiaries	(31,852)	—	—	31,852	—
Dividends received from affiliates	18,556	—	—	(18,556)	—
Depreciation and amortization	—	32,420	2,266	(98)	34,588
Gain on sale of non-utility property		(33)	—	—	(33)
Change in value of life insurance contracts	—	(1,308)	—	—	(1,308)
Other changes in noncurrent assets and liabilities	—	2,169	1,169	(630)	2,708
Changes in operating assets and liabilities:
Net increase (decrease) in advances to affiliates	(15,522)	2,089	13,433	—	—
Other changes, net	1,252	6,554	880	40	8,726
Net adjustments	(27,566)	41,891	17,748	12,608	44,681
Net cash provided by operating activities	5,219	73,415	17,388	(18,556)	77,466
Investing activities:
Utility plant expenditures	—	(84,418)	(14,923)	—	(99,341)
Sale of non-utility property	—	33			33
Purchase of life insurance	—	(1,798)	—	—	(1,798)
Restricted cash	—	2,991	—	—	2,991
Proceeds from affiliates long-term debt	1,736	—	—	(1,736)	—
Net cash provided by (used in) investing activities	1,736	(83,192)	(14,923)	(1,736)	(98,115)
Financing Activities:
Short-term borrowings	12,250	59,000	—	—	71,250
Repayment of short-term borrowings	(2,000)	(25,000)	—	—	(27,000)
Repayment of affiliate long-term borrowings	—	—	(1,736)	1,736	—
Proceeds from long-term debt	—	5,805	2,164	—	7,969
Repayment of long-term borrowings	—	(11,214)	(1,318)	—	(12,532)
Advances and contributions in aid for construction	—	3,190	68	—	3,258
Refunds of advances for construction	—	(4,669)	(18)	—	(4,687)
Dividends paid to non-affiliates	(18,556)	—	—	—	(18,556)
Dividends paid to affiliates	—	(16,993)	(1,563)	18,556	—
Issuance of common stock	819	—	—	—	819
Net cash (used in) provided by financing activities	(7,487)	10,119	(2,403)	20,292	20,521
Change in cash and cash equivalents	(532)	342	62	—	(128)
Cash and cash equivalents at beginning of period	532	6,000	3,334	—	9,866
Cash and cash equivalents at end of period	$—	$6,342	$3,396	$—	$9,738

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

•                      goodwill accounting and evaluation for impairment; and

•                      contingencies

For the three and nine month periods ended September 30, 2011, there were no changes in the methodology for computing critical accounting estimates, no additional accounting estimates met the standards for critical accounting policies, and there were no material changes to the important assumptions underlying the critical accounting estimates.

RESULTS OF THIRD QUARTER 2011 OPERATIONS COMPARED TO

THIRD QUARTER 2010 OPERATIONS

Amounts in thousands except share data

Overview

Third quarter of 2011 net income was $20.9 million equivalent to $0.50 per diluted common share compared to net income of $20.4 million or $0.49 per diluted common share in the third quarter of 2010. The increase in net income is primarily attributable to 2011 rate increases from the General Rate Case (GRC), which was partially offset by higher operating and interest expenses and an unrealized loss on our benefit plan insurance investments.

Operating Revenue

Operating revenue increased $22.9 million or 16% to $169.3 million in the third quarter of 2011. As disclosed in the following table, the increase was primarily due to rate increases.

The factors that primarily impacted the operating revenue for the third quarter of 2011 compared to 2010 are:

Rate increases	$21,549
Net change due to actual versus adopted results, usage, and other	1,357
Net operating revenue increase	$22,906

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

The components of the rate increases are listed in the following table:

General rate case (GRC) increases	$13,924
Purchase water offset increases	6,991
Step rate increases	—
Other	634
Total increase in rates	$21,549

Total Operating Expenses

Total operating expenses were $139.2 million for the third quarter of 2011, versus $120.5 million for the same period in 2010, a 16% increase.

Water production expense consists of purchased water, purchased power, and pump taxes. It represents the largest component of total operating expenses, accounting for approximately 44% of total operating expenses in the third quarter of 2011. Water production expenses increased $7.0 million, or 13%, during the third quarter of 2011 compared to the same period last year due to purchased water and power price increases.  These cost increases were partially offset by reductions in customer usage. Our wholly-owned operating subsidiaries, Washington Water, New Mexico Water, and Hawaii Water obtain all of their water supply from wells.

Sources of water as a percent of total water production are listed in the following table:

	Three Months Ended September 30
	2011	2010
Well production	50%	51%
Purchased	45%	43%
Surface	5%	6%
Total	100%	100%

The components of water production costs are shown in the table below:

	Three Months Ended September 30
	2011	2010	Change
Purchased water	$47,651	$40,514	$7,136
Purchased power	10,866	10,832	33
Pump taxes	3,075	3,288	(212)
Total	$61,592	$54,634	$6,957

Purchased water costs increased due to price increases from water wholesalers. Total water production, measured in acre feet, decreased 4% during the third quarter of 2011 as compared with the third quarter of 2010 due to lower customer usage.

Administrative and general expense and other operations expense increased 20% to $39.2 million. The primary reasons for the increase were increases in employee benefits and wage costs, and conservation program expenses during the third quarter of 2011. At September 30, 2011, there were 1,141 employees and at September 30, 2010, there were 1,041 employees.

Maintenance expenses decreased by 4% to $4.7 million in the third quarter of 2011 compared to $4.9 million in the third quarter of 2010, due to a decrease in main and service repairs. Depreciation and amortization expense increased $1.8 million, or 16%, due to depreciation rate changes in Cal Water’s 2009 GRC effective January 1, 2011, and 2010 capital additions.

Federal and state income taxes charged to operating expenses and other income and expenses increased $1.1 million, from a provision of $13.5 million in the third quarter of 2010 to $14.6 million in the third quarter of 2011, due to an increase in pretax income. We expect the effective tax rate to be between 38% and 40% for fiscal year 2011.

Other Income and Expense

Other income, net of income taxes, decreased $2.8 million during the third quarter of 2011 mostly due to a $2.9 million unrealized loss on our benefit plan insurance investments in 2011 compared to an unrealized gain of $1.4 million in 2010.

Interest Expense

Total interest expense, net of interest capitalized, increased $0.9 million to $7.3 million for the third quarter of 2011 compared to the same period last year. This increase was attributable to the issuance of the $100 million First Mortgage Bond, Series PPP, in November 2010, and additional borrowings on the short-term lines of credit.

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

RESULTS OF THE NINE MONTHS ENDED SEPTEMBER 2011 COMPARED TO

THE NINE MONTHS ENDED SEPTEMBER 2010 OPERATIONS

Amounts in thousands except per share data

Overview

Net income for the nine-month period ended September 30, 2011, was $35.8 million, or $0.86 per diluted common share compared to net income of $32.8 million or $0.79 per diluted common share for the nine months ended September 30, 2010. The increase in net income is primarily attributable to rate increases effective January 1, 2011 from Cal Water’s 2009 GRC, which were partially offset by higher operating and interest expenses and an unrealized loss on our benefit plan insurance investments.

Operating Revenue

Operating revenue increased $43.9 million, or 12%, to $398.8 million in the nine-month period ended September 30, 2011. As disclosed in the following table, the increase was primarily due to increases in rates.

The factors that affected the operating revenue for the nine-month period ended September 30, 2011 compared to 2010 are:

Rate increases	$40,681
Net change due to actual versus adopted results, usage, and other	3,178
Net changes in operating revenue	$43,859

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

The components of the rate increases are listed in the following table:

General rate case (GRC) increases	$22,226
Purchased water offset increase	15,335
Step rate increases	1,815
Other	1,305
Total increase in rates	$40,681

Total Operating Expenses

Total operating expenses were $339.2 million for the nine months ended September 30, 2011, versus $305.0 million for the same period in 2010, an 11% increase.

Water production expense consists of purchased water, purchased power and pump taxes. Water production expense represents the largest component of total operating expenses, accounting for approximately 41% of total operating expenses. Water production expenses increased $11.3 million in the nine months ended September 30, 2011, or 9% compared to the same period last year due to increased cost of purchased water and pump taxes. Our wholly-owned operating subsidiaries, Washington Water, New Mexico Water, and Hawaii Water obtain all of their water supply from wells.

Sources of water production as a percent of total water production are listed on the following table:

	Nine Months Ended September 30
	2011	2010
Well production	48%	49%
Purchased	46%	45%
Surface	6%	6%
Total	100%	100%

The components of water production costs are shown in the table below:

	Nine Months Ended September 30
	2011	2010	Change
Purchased water	$108,121	$96,786	$11,335
Purchased power	23,198	23,416	(218)
Pump taxes	6,977	6,721	256
Total	$138,296	$126,923	$11,373

Purchased water costs increased due to higher prices from wholesalers. Pump taxes were higher due to increased production from wells subject to pump taxes.  Total water production, measured in acre feet, decreased 2% for the first nine months of 2011 compared to the same period last year due to decreased customer usage.

Administration and general and other operations expenses were $110.6 million, increasing $13.7 million, or 14%, for the nine months ended September 30, 2011. The increase was primarily attributable to increases in employee benefits and wage costs, and conservation program expenses during the nine months ended September 30, 2011.

Maintenance expense increased $0.2 million, or 1%, for the nine months ended September 30, 2011, to $15.1 million due to repairs of mains, water treatment facilities, and wells. Depreciation and amortization expense increased $5.3 million, or 16%, due to depreciation rate changes in Cal Water’s 2009 GRC effective January 1, 2011, and 2010 capital additions.

Federal and state income taxes increased $0.6 million, or 3%, for the nine months ended September 30, 2011, due to increased pre-tax income. We expect the effective tax rate to be between 38% and 40% for 2011.

Other Income and Expense

Other income, net of income taxes, was a loss of $1.1 million for the nine months ended September 30, 2011, compared to a gain of $0.9 million in the same period last year, which was a decrease of $2.0 million. The decrease was due to a $2.8 million unrealized loss on our benefit plan insurance investments in 2011 compared to an unrealized gain of $1.3 million in 2010 and a $0.6 million of costs to evaluate potential acquisitions.

Interest Expense

Net interest expense increased $4.6 million to $22.7 million for the period ended September 30, 2011 compared to the nine-month period ended September 30, 2010. This increase was attributable to the issuance of the $100 million First Mortgage Bond, Series PPP, in November 2010, additional borrowings on the short-term lines of credit, and a reduction of capitalized interest charged to construction projects during the first nine months of 2011.

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

This decision also allows for offset increases after construction of seventy-seven large capital projects with an estimated cost of $73.0 million in various operating districts.

In addition, Cal Water was authorized to make a deviation from its escalation expense and exclude employee health care, retiree health insurance, and conservation expenses from its escalation filings in 2012 and 2013. For these three significant expense items, the CPUC has enumerated fixed three-year budgets. It is anticipated that revenue approved in rates for these areas will more closely align with the actual expenses now that this change has been initiated.

The CPUC also authorized a Pension Balancing Account to track the difference between authorized pension contributions included in rates and the costs actually incurred. It is anticipated that this account will allow Cal Water to reduce some of the volatility it experiences in regard to these costs.  A regulatory liability in the amount of $1.5 million was recorded as of September 30, 2011.

Cal Water was also authorized to combine the rates and tariffs of the South San Francisco and the Mid Peninsula Districts, located on the San Francisco peninsula, into a single ratemaking area in 2011. This new ratemaking area is known as the Bayshore District. Previously, the two separate districts had been operated out of a combined location.

Due to the transition between a phased rate case and a total company filing, the CPUC previously delayed the rate cases of sixteen Cal Water districts. However, to compensate for this delay, the CPUC authorized interim rates from the authorized effective date under the old rate case plan. The difference between revenue requirements that were effective in the interim period and those calculated based on a final determination in the 2009 general rate case filing are being recovered as customer surcharges over a three-year period. Cal Water anticipates these surcharges will recover $3.3 million in 2011, $2.2 million in 2012, and $1.2 million in 2013.

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

Service Line Insurance Billing

As a consequence of D.07-12-055 which resolved Cal Water’s 2006 GRC, Cal Water was required to demonstrate that its Extended Service Protection program or its successor complies with CPUC rules. Cal Water made an administrative compliance filing in 2008 which was rejected. Cal Water subsequently filed A.08-05-019 requesting Commission confirmation that the interaction between Cal Water, CWS Utility Services, and Home Service USA complied with all applicable rules. During the proceeding, the CPUC established a memorandum account to record Cal Water’s revenues and expenses related to the service line insurance.  The application is being processed in 2011 after the CPUC adopted comprehensive rules for the relationships between regulated utilities and their unregulated affiliates and the rules for offering non-tariffed products and services. These rules went into effect on June 30, 2011 as a result of D.10-10-019. The CPUC’s ratepayer advocate testified that Cal Water’s customers should receive some of the proceeds from the sale of the ESP program as well as other program revenues. While Cal Water challenged these claims and presented its own testimony, the parties were able to reach a settlement on all issues in the case.  A $2.0 million regulatory liability was booked as of September 30, 2011.  The settlement, which was filed in October 2011, describes the accounting and revenue sharing applicable to the service line insurance program after June 30, 2011 and proposes a monetary settlement of $2 million to resolve all issues related to program activity from 2007 through June 30, 2011. The settlement is still subject to approval by the CPUC. Cal Water anticipates that the CPUC will approve the settlement in the fourth quarter of 2011. If approved, the amount would be refunded on customer bills over a twelve month period.

2011 Regulatory Activity to Date

In January 2011, Cal Water filed an advice letter to establish a conservation one-way balancing account in compliance with D.10-12-17. This balancing account tracks the difference between conservation program expenses and adopted rate recovery and would refund any underspending, subject to conditions, after January 1, 2014. This advice letter was approved by the CPUC staff and is effective.  A regulatory liability in the amount of $3.9 million was booked as of September 30, 2011.

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

In February 2011, Resolution W-4870 authorized Cal Water to recover $1.9 million in rates for water conservation expenses from districts in the 2006 GRC. Funds were spent by Cal Water for conservation programs over a thirty-six month period from July 1, 2007 through June 30, 2010 and are recoverable through surcharges over a twelve month period. Cal Water expects to file an advice letter in December 2011 to recover these balances. In March 2011, Cal Water filed two advice letters to refund conservation expenses from districts in the 2005 and 2007 GRCs.  Specific funds in these 16 districts were designated to be used for conservation programs and were subject to a one-way balancing account.  This one-way balancing account serves to refund unspent conservation money to ratepayers in these districts.  In accordance with D.10-12-016, these funds are being refunded over a twelve month amortization period.  In summary, Cal Water’s net receivable was $1.1 million as of September 30, 2011, for conservation programs for the 2005, 2006, and 2007 GRCs.

In March 2011, Cal Water filed an advice letter for seventeen districts to recoup the net balance of the WRAM and MCBA from 2008 through 2010. The total amount requested was $18.2 million. The recovery period requested was between twelve and thirty-six months, from the April effective date of the advice letter.

Prior to July 2008, Cal Water used expense balancing accounts (also referred to as Incremental Cost Balancing Accounts (ICBA)) to track suppliers’ rate changes for purchased water, purchased power, and pump taxes, and other costs that are not included in customer water rates. The cost changes are referred to as “offsetable expenses,” because under certain circumstances, they are collectible from customers (or refunded to customers) in future rates designed to offset cost changes from suppliers. In March 2011, Cal Water filed an advice letter to recover or refund the balance in the ICBA for remaining balances in the account deriving from periods prior to July 2008 over a period of twelve months effective April 1, 2011. The cumulative net receivable in the ICBA as of September 30, 2011, was $0.8 million.

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

In July 2011, Cal Water filed an advice letter to offset increased purchased water and pump tax rates in it East Los Angeles District by $0.3 million in annual revenue.  Under CPUC advice letter processing rules, Cal Water charges the rates in expense offset advice letters to its customers upon filing. These rates were approved in May and June 2011. However, expense offsets are dollar-for-dollar increases in revenue to match increased expenses and interact with the WRAM and MCBA mechanisms so that net operating income is not affected by an offset increase.

In July 2011, Cal Water filed a joint petition with the City of Selma to modify the decision of the 2009 General Rate Case to allow for a phasing-in of rates in the Selma District.  This petition to modify the 2009 General Rates Case for the Selma District was approved in August 2011 and Cal Water filed an advice letter to lower rates in the Selma District in accordance with this Commission decision.  A total of $0.4 million in rates will be deferred until July 2012.  At that time, Cal Water will file another advice letter to return rates to the pre phased-in level, which will also include a surcharge to recover this phased-in amount and interest for a three year recovery period.

During the third quarter of 2011, Cal Water filed for and received approval to establish two additional memorandum accounts.  Memorandum accounts track charges or credits that, as described in the Utility’s preliminary statement have been authorized by the Commission; however, deferred charges or credits shown in the memorandum account may be recovered in rates only after a request by the Utility, a showing of their reasonableness, and approval by the Commission. One of these accounts tracks benefits from accelerated tax depreciation due to the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010. The CPUC will determine the disposition of amounts recorded in the memorandum account in Cal Water’s next GRC. A second account was established to track costs of pursuing litigation against the California Department of Transportation on behalf of ratepayers in the Marysville District.

During the calendar year, Hawaii Water plans to file general rate increase applications with the Hawaii Public Utilities Commission (HPUC) for certain service areas. Hawaii Water expects the HPUC to rule within twelve months on its requests. The Ka’anapali Rate Case was filed in December 2010 and is expected to be complete in the fourth quarter 2011. Hawaii Water had requested an additional $1.5 million in revenues. Hawaii Water filed a general rate case for the Pukalani wastewater system in August 2011 requesting $1.3 million in additional annual revenues. At this time, Hawaii Water cannot determine the final amount of rate relief these filings will generate.

In October 2011 Washington Water filed a general rate increase application with the Washington Utilities and Transportation Commission (WUTC). The application requests $1.7 million in increased annual revenues. Washington Water also requested a mechanism to decouple water sales from revenues similar to the mechanism adopted for Cal Water. At this time, Washington Water cannot determine the final amount of rate relief this filing will generate or the disposition of any policy request contained in the filing.

During 2011 New Mexico Water filed “short-form” rate increase requests with the New Mexico Public Regulation Commission (PRC) totaling $0.3 million. Short-form filings go into effect unless protested by a significant number of customers or the PRC. These increases went into effect in August 2011.

LIQUIDITY

Cash flows from Operations

Cash flows from operations were $97.7  million for the nine months ended September 30, 2011. Cash flows from operations is primarily generated by net income and changes in our operating assets and liabilities. Cash generated by operations varies during the year due to the timing of customer billings, contributions to our benefit plans, vendor payments, tax payments, or refunds.

During the nine months ended September 30, 2011, the net WRAM and MCBA accounts receivable increased $22.2 million compared to an increase of $15.0 million in 2010.

During the nine months ended September 30, 2011, we made contributions to our pension and retiree health care plan of $15.9 million compared to $13.2 million paid during the nine months ended September 30, 2010. As approved in the 2009 General Rate Case, we increased the funding level of our pension and retiree health care plan from $29.1 million during 2010 to $31.5 million during 2011.

During the nine months ended September 30, 2011, we received an income tax refund of $4 million.  As of September 30, 2011, we recorded a $7 million income tax receivable for our December 31, 2010 federal and state income tax returns which were filed on September 15, 2011.  The recent changes to federal income tax regulations due to the Tax Relief, Unemployment Insurance Reauthorization and Job Creation Act of 2010, providing additional deductions for assets placed in service after September 8, 2010 and before December 31, 2011, will result in significantly lower federal income tax payments during 2011 compared to the prior year.

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

Investing Activities

During the nine months ended September 30, 2011, we had company and developer funded capital expenditures of $89.5  million. For 2011, our Company-funded capital budget is approximately $120 to $140 million.

Financing Activities

During the first nine months ended September 30, 2011, there were no significant long-term debt or equity offerings; however, the Company and Cal Water entered into new unsecured revolving credit facilities on June 29, 2011, to increase the credit facilities to $100 million and $300 million, respectively, and extend the term for five years.  The proceeds from the credit facilities may be used for working capital purposes, including the short-term financing of capital projects.  The base loan rate may vary from LIBOR plus 72.5 basis points to LIBOR plus 95 basis points, depending on the Company’s total capitalization ratio.  Likewise, the unused commitment fee may vary from 8 basis points to 12.5 basis points based on the same ratio.  Currently, the Company expects its pricing to be LIBOR plus 87.5 basis points with a 10 basis point unused commitment fee based on its current capitalization.

We borrowed $16.1 million on our bank lines of credit and advances and contributions in aid of construction increased $6.2 million during the nine months ended September 30, 2011, which was offset by refunds to developers of $4.4 million during the nine months ended September 30, 2011.

Bond principal and other long-term debt payments were $1.7 million during the nine months ended September 30, 2011, compared to $12.5 million during the same period last year.

We raised the dividend rate in January 2011 to a post-split annual rate of $0.615 from the 2010 rate of $0.595.  The dividend rate has increased $0.005 each year from 2005 through 2010.

Short-Term and Long-Term Debt

Short-term liquidity is provided by the bank lines of credit described above and by internally generated funds. Long-term financing is accomplished through the use of both debt and equity. As of September 30, 2011, there were short-term borrowings of $39.9 million outstanding on the unsecured revolving line of credit compared to $23.8 million as of December 31, 2010.

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

Both short-term credit agreements contain affirmative and negative covenants and events of default customary for credit facilities of this type including, among other things, limitations and prohibitions relating to additional indebtedness, liens, mergers, and asset sales. Also, these unsecured credit agreements contain financial covenants governing the Company and its subsidiaries’ consolidated total capitalization ratio and interest coverage ratio. As of September 30, 2011, we have met all of the covenant requirements and are eligible to use the full amounts of these credit agreements.

There was $0.1 million of new debt added to long-term debt during the nine months ended September 30, 2011, and we made principal payments on Cal Water’s first mortgage bonds and other long-term debt of $1.7 million during the nine months ended September 30, 2011.

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

Dividends, Book Value and Shareholders

The third quarter common stock dividend of $0.15375 per share was paid on August 19, 2011, compared to a quarterly dividend in the third quarter of 2010 of $0.14875. This was our 266th consecutive quarterly dividend. Annualized, the 2011 dividend rate is $0.615 per common share, compared to $0.595 in 2010. For the full year 2010, the payout ratio was 66% of net income. On a long-term basis, our goal is to achieve a dividend payout ratio of 60% of net income.

At its October 26, 2011 meeting, the Board declared the fourth quarter dividend of $0.15375 per share payable on November 18, 2011, to stockholders of record on November 7, 2011. This will be our 267th consecutive quarterly dividend.

2011 Financing Plan

Cal Water is currently reviewing its financing needs for the balance of 2011 and 2012. We intend to fund our capital needs in future periods through a relatively balanced approach between long-term debt and equity. The Company and Cal Water have a five-year syndicated unsecured revolving line of credit of $100 million and $300 million, respectively for short-term borrowings. As of September 30, 2011, the Company’s availability on its new unsecured revolving line of credit was $60.1 million and Cal Water’s availability on its new unsecured revolving line of credit was $300 million.

New business Opportunities

The Lower Colorado River Authority “LCRA” announced on October 20, 2011, that it had been pursuing a memorandum of understanding with the Company among other bidders for the sale of certain water and wastewater utilities but that the criteria set by LCRA for the sale had not been met.  Negotiations between the Company and LCRA have ceased.  This disclosure is made in response to the statements by LCRA and does not represent a change in the Company’s position that it will not comment on possible acquisitions or dispositions.

Book Value and Stockholders of Record

Book value per common share was $10.86 at September 30, 2011 compared to $10.45 at December 31, 2010.

There are approximately 2,400 (not in thousands) stockholders of record of our common stock, as of October 26, 2011.

Utility Plant Expenditures

During the nine months ended September 30, 2011, capital expenditures totaled $89.5 million for company-funded and developer-funded projects. The planned 2011 company-funded capital expenditure budget is approximately $120 to $140 million. The actual amount may vary from the budget number due to timing of actual payments related to current year projects and prior year projects. We do not control third-party-funded capital expenditures and therefore are unable to estimate the amount of such projects for 2011.

At September 30, 2011, construction work in progress was $107.0 million compared to $141.0 million at September 30, 2010. Work in progress includes projects that are under construction but not yet complete and placed in service.

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

California’s normal weather pattern yields little precipitation between mid-spring and mid-fall. The Washington Water service areas receive precipitation in all seasons, with the heaviest amounts during the winter. New Mexico Water’s rainfall is heaviest in the summer monsoon season. Hawaii Water receives precipitation throughout the year, with the largest amounts in the winter months. Water usage in all service areas is highest during the warm and dry summers and declines in the cool winter months. Rain and snow during the winter months replenish underground water aquifers and fill reservoirs, providing the water supply for subsequent delivery to customers. To date, snowpack water content and rainfall accumulation during the 2010 — 2011 water year is 145% of normal (as of October 1, 2011 per the California Department of Water Resources). Management believes that supply pumped from underground aquifers and purchased from wholesale suppliers will be adequate to meet customer demand during 2011 and beyond. Long-term water supply plans are developed for each of our districts to help assure an adequate water supply under various operating and supply conditions. Some districts have unique challenges in meeting water quality standards, but management believes that supplies will meet current standards using current treatment processes.

CONTRACTUAL OBLIGATIONS

During the nine months ended September 30, 2011, there were no material changes in contractual obligations outside the normal course of business.

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

Our management, with the participation of our CEO and our CFO, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2011. Based on that evaluation, we concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

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

Item 6.

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit No.	Filing Date	Provided Herewith

3.1	Certificate of Amendment to the Certificate of Incorporation.	8-K	001-13883	3.1	6/10/2011

3.2	Amended & Restated Bylaws	8-K	001-13883	3.2	10/26/2011

10.1	Amended and Restated Credit Agreement dated as of June 29, 2011 among California Water Service Group and certain of its subsidiaries from time to time party thereto, as borrowers, Bank of America, N.A., as administrative agent, swing line lender and letter of credit issuer, Merrill Lynch, Pierce, Fenner & Smith Incorporated, as sole lead arranger and sole book manager, CoBank, ACB, as syndication agent, and Wells Fargo Bank, National Association, Bank of China, Los Angeles Branch, and U.S. Bank National Association, as co-documentation agents, and the other lender parties thereto.	8-K	001-13883	10.1	7/1/2011

10.2	Amended and Restated Credit Agreement dated as of June 29, 2011 among California Water Service Company, as borrower, Bank of America, N.A., as administrative agent, swing line lender and letter of credit issuer, Merrill Lynch, Pierce, Fenner& Smith Incorporated, as sole lead arranger and sole book manager, CoBank, ACB, as syndication agent, Wells Fargo Bank, National Association, Bank of China, Los Angeles Branch, and U.S. Bank National Association, as co-documentation agents, and the other lender parties thereto.	8-K	001-13883	10.2	7/1/2011

31.1	Chief Executive Officer certification of financial statements pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.					X

31.2	Chief Financial Officer certification of financial statements pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.					X

32	Chief Executive Officer and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CALIFORNIA WATER SERVICE GROUP
Registrant

November 4, 2011

	By:	/s/ Martin A. Kropelnicki
Martin A. Kropelnicki
Vice President, Chief Financial Officer and Treasurer

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit No.	Filing Date	Provided Herewith

3.1	Certificate of Amendment to the Certificate of Incorporation.	8-K	001-13883	3.1	6/10/2011

3.2	Amended & Restated Bylaws	8-K	001-13883	3.2	10/26/2011

10.1	Amended and Restated Credit Agreement dated as of June 29, 2011 among California Water Service Group and certain of its subsidiaries from time to time party thereto, as borrowers, Bank of America, N.A., as administrative agent, swing line lender and letter of credit issuer, Merrill Lynch, Pierce, Fenner& Smith Incorporated, as sole lead arranger and sole book manager, CoBank, ACB, as syndication agent, and Wells Fargo Bank, National Association, Bank of China, Los Angeles Branch, and U.S. Bank National Association, as co-documentation agents, and the other lender parties thereto.	8-K	001-13883	10.1	7/1/2011

10.2	Amended and Restated Credit Agreement dated as of June 29, 2011 among California Water Service Company, as borrower, Bank of America, N.A., as administrative agent, swing line lender and letter of credit issuer, Merrill Lynch, Pierce, Fenner& Smith Incorporated, as sole lead arranger and sole book manager, CoBank, ACB, as syndication agent, Wells Fargo Bank, National Association, Bank of China, Los Angeles Branch, and U.S. Bank National Association, as co-documentation agents, and the other lender parties thereto.	8-K	001-13883	10.2	7/1/2011

31.1	Chief Executive Officer certification of financial statements pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.					X

31.2	Chief Financial Officer certification of financial statements pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.					X

32	Chief Executive Officer and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X