Form 10-K
period 2011-12-31
CALIFORNIA WATER SERVICE GROUP
filed 2012-02-29
CIK 1035201

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
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

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒    No ☐

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 of Section 15(d) of the Act. Yes ☐    No ☒

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232,405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☒

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant was $781 million on June 30, 2011, the last business day of the registrant's most recently completed second fiscal quarter. The valuation is based on the closing price of the registrant's common stock as traded on the New York Stock Exchange.

         Common stock outstanding at February 22, 2012, 41,817,032 shares.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the definitive proxy statement for the California Water Service Group 2012 Annual Meeting are incorporated by reference into Part III hereof.

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

  •
  federal health care law changes that could result in increases to Company health care costs and additional income tax expenses in future years;

  •
  changes in federal and state income tax regulations and treatment of such by regulatory commissions;

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

  •
  the ability to satisfy requirements related to the Sarbanes-Oxley and Dodd-Frank Acts and other regulations on internal controls; and

  •
  the risks set forth in "Risk Factors" included elsewhere in this annual report.

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

        During the year ended December 31, 2011, there were no significant changes in the kind of products produced or services rendered or those provided by our operating subsidiaries, or in the markets or methods of distribution.

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

Regulated Business

        California water operations are conducted by the Cal Water and CWS Utility Services entities, which provide service to approximately 471,900 customers in 83 California communities through 26 separate districts. Of these 26 districts, 24 districts are regulated water systems, which are subject to regulation by the California Public Utilities Commission (CPUC). Cal Water operates two leased water systems, the City of Hawthorne and the City of Commerce, which are governed through their respective city councils and are outside of the CPUC's jurisdiction. California water operations account for approximately 94% of our total customers and approximately 94% of our total consolidated operating revenue.

        Hawaii Water provides service to approximately 4,200 water and wastewater customers on the islands of Maui and Hawaii, including several large resorts and condominium complexes. Hawaii's regulated operations are subject to the jurisdiction of the Hawaii Public Utilities Commission. Hawaii Water accounts for less than 1% of our total customers and approximately 3% of our total operating revenue. HWS Utility Services LLC was organized in 2007 and began non-regulated operations in January 2008.

        Washington Water provides domestic water service to approximately 15,700 customers in the Tacoma and Olympia areas. Washington Water's utility operations are regulated by the Washington Utilities and Transportation Commission. Washington Water accounts for approximately 3% of our total customers and approximately 2% of our total consolidated operating revenue.

        New Mexico Water provides service to approximately 7,700 water and wastewater customers in the Belen, Los Lunas and Elephant Butte areas in New Mexico. New Mexico's regulated operations are subject to the jurisdiction of the New Mexico Public Regulation Commission. New Mexico Water accounts for approximately 2% of our total customers and approximately 1% of our total consolidated operating revenue.

        The state regulatory bodies governing our regulated operations are referred to as the Commissions in this annual report. Rates and operations for regulated customers are subject to the jurisdiction of the respective state's regulatory commission. The Commissions require that water and wastewater rates for each regulated district be independently determined based on the cost of service. The Commissions are expected to authorize rates sufficient to recover normal operating expenses and allow the utility to earn a fair and reasonable return on invested capital.

        We distribute water in accordance with accepted water utility methods. Where applicable, we hold franchises and permits in the cities and communities where we operate. The franchises and permits allow us to operate and maintain facilities in public streets and right- of-ways as necessary.

        We operate the City of Hawthorne and the City of Commerce water systems under lease agreements. In accordance with the lease agreements, we receive all revenues from operating the systems and are responsible for paying the operating costs. The revenues and expenses for leased water systems are included in operating revenues and expenses. Rates for the City of Hawthorne and City of

Commerce water systems are established in accordance with operating agreements and are subject to ratification by the respective city councils. The terms of other operating agreements range from one-year to three-year periods with provisions for renewals.

        In February 2011, our lease agreement for the operation of the City of Hawthorne water system expired. At the end of the lease term, the City of Hawthorne credited Cal Water $6.5 million for net capital improvements that we made to the City of Hawthorne's water system. Following the expiration of the lease agreement, we continued to operate the City of Hawthorne's water system on a month-to-month basis until October 2011, when we entered into a new 15-year capital lease agreement to operate the City of Hawthorne water system. The system, which is located near the Hermosa-Redondo district, serves about half of Hawthorne's population. The new lease agreement required us to make an up-front $8.1 million lease deposit to the city that is being amortized over the lease term. Additionally, annual lease payments of $0.9 million are made to the city and shall be increased or decreased each year on July 1, by the same percentage that the rates charged to customers served by the water system increased or decreased, exclusive of pass-through increases or decreases in the cost of water, power, and city-imposed fees, compared to the rates in effect on July 1 of the prior year, provided, that in no event will the annual lease payment be less than $0.9 million. Under the lease we are responsible for all aspects of system operation and capital improvements, although title to the system and system improvements reside with the city. In exchange, we receive all revenue from the water system, which was $7.5 million, $7.5 million and $6.1 million in 2011, 2010, and 2009, respectively. At the end of the lease, the city is required to reimburse us for the unamortized value of capital improvements made during the term of the lease.

        In July 2003, an agreement was negotiated with the City of Commerce to lease and operate its water system. The lease requires us to pay $0.8 million per year in monthly installments and pay $200 per acre-foot for water usage exceeding 2,000 acre-feet per year plus a percentage of certain operational savings that may be realized. Under the lease agreement, we are responsible for all aspects of the system's operations. The city is responsible for capital expenditures, and title to the system and system improvements resides with the city. We bear the risks of operation and collection of amounts billed to customers. The agreement includes a procedure to request rate changes for cost changes outside of our control and other cost changes. In exchange, we receive all revenue from the system, which totaled $1.8 million in 2011 and 2010 and $1.7 million in 2009. The City of Commerce lease is a 15-year lease and expires in 2018.

        The City of Hawthorne and the City of Commerce leases revenues are governed through their respective city councils and are considered non-regulated because they are outside of the CPUC's jurisdiction. We report revenue and expenses for the City of Hawthorne and City of Commerce leases in operating revenues and operating expenses because we are entitled to retain all customer billings and are generally responsible for all operating expenses.

Non-Regulated Businesses

        Fees for non-regulated activities are based on contracts negotiated between the parties. Under other non-regulated contract arrangements, we operate municipally owned water systems, privately owned water systems, and recycled water distribution systems, but are not responsible for all operating costs. Non-regulated revenue received from water system operations is generally determined on a fee-per-customer basis.

        Non-regulated activities consist primarily of:

  •
  operating water and waste water systems, which are owned by other entities;

  •
  providing meter reading and billing services;

  •
  leasing communication antenna sites on our properties;

  •
  operating recycled water systems;

  •
  providing lab services for water quality testing;

  •
  billing of optional third-party insurance program to our residential customers;

  •
  selling surplus property; and

  •
  other services as requested by the client.

        The revenues and expenses for leased water systems are included in operating revenues and operating expenses. All other non-regulated revenues and expenses are reported below net operating income on the income statement. Due to the variety of services provided and activities being outside of our core business, the number of customers is not tracked for these non-regulated activities, except customers for the City of Hawthorne and the City of Commerce. Effective June 30, 2011, the CPUC adopted new rules surrounding provision of unregulated services using utility assets and employees. As a result, nearly all California unregulated activities are now considered "nontariffed products and services (NTPS)." The prescribed accounting for these NTPS is incremental cost allocation plus revenue sharing with rate payers. Non-regulated services determined to be "active activities" require a 10% revenue sharing and "passive activities" require a 30% revenue sharing. The amount of non-regulated revenues subject to revenue sharing is the total billed revenues less any authorized pass through costs. Some examples of CPUC authorized pass through costs are purchased water, purchased power, and pump taxes. All of the non-regulated services listed above, except property leases, are "active activities" subject to a 10% revenue sharing. Property leases are "passive activities" subject to a 30% revenue sharing. The 2011 revenue sharing was $1.5 million. Any significant change in revenue sharing will be reflected in adopted rates after the next general rate case and will be accompanied by a change from full-cost allocation to incremental-cost allocation.

        We provide operating and maintenance, meter reading and customer billing services for several municipalities in California. We also provide sewer and refuse billing services to several municipalities. Revenues for these services were $10.4 million, $10.4 million, and $12.4 million in 2011, 2010, and 2009, respectively.

        We lease antenna sites to telecommunication companies, which place equipment at various Company-owned sites. Lease revenues totaled $1.9 million, $2.2 million, and $2.0 million in 2011, 2010 and 2009, respectively. The antennas are used in cellular phone and personal communication applications. We continue to negotiate new leases for similar uses.

        In 2006, we started an Extended Service Protection program (ESP) in California covering certain repairs to residential customer's water line between the meter and the home. The non-regulated program was operated by CWS Utility Services. Typically the utility is responsible for servicing and maintaining the water line up to and including the meter. The home owner is responsible for the water line from the meter to the house. In late 2007, we contracted with Home Service USA to replace the ESP program with an insurance product. Home Service USA now provides water line protection insurance, sewer line protection insurance, and internal plumbing protection insurance to Cal Water's customers who request it. Cal Water includes charges for these optional non-tariffed services on its bills. Revenues for these services were $2.0 million, $2.0 million, and $1.7 million in 2011, 2010, and 2009, respectively. In September 2011 as part of a settlement with the Division of Ratepayer Advocates, we proposed to the CPUC a rate payer refund of $2.1 million relating to the ESP program sale proceeds as of December 31, 2011. The proposed settlement resolves the last open issue with the Division of Ratepayer Advocates regarding the revenue sharing with rate payers. The proposed settlement reduced 2011 operating revenues and was recorded as a regulatory liability on the balance sheet as of December 31, 2011.

 Operating Segment

        We operate in one reportable segment, the supply and distribution of water and providing water-related utility services.

Growth

        We intend to continue exploring opportunities to expand our regulated and non-regulated water and wastewater businesses in the western United States. The opportunities could include system acquisitions, lease arrangements similar to the City of Hawthorne and City of Commerce contracts, full service system operation and maintenance agreements, meter reading, billing contracts and other utility-related services. Management believes that a holding company structure facilitates providing non-regulated utility services, which are not subject to any Commission's jurisdiction.

Geographical Service Areas and Number of Customers at Year-end

        Our principal markets are users of water within our service areas. Most of the geographical service areas are regulated; however, the City of Hawthorne and City of Commerce are included due to similarities in structure and risk of operations. The approximate number of customers served in each district is as follows:

        Regulated Customers, City of Hawthorne and City of Commerce Customers at December 31, (rounded to the nearest hundred)

	2011	2010
SAN FRANCISCO BAY AREA
Bayshore (serving South San Francisco, Colma, Broadmoor, San Mateo and San Carlos)	53,300	53,300
Bear Gulch (serving portions of Menlo Park, Atherton, Woodside and Portola Valley)	18,800	18,800
Los Altos (including portions of Cupertino, Los Altos Hills, Mountain View and Sunnyvale)	18,800	18,700
Livermore	18,300	18,300

	109,200	109,100

SACRAMENTO VALLEY
Chico (including Hamilton City)	28,000	27,900
Oroville	3,600	3,600
Marysville	3,700	3,700
Dixon	2,900	2,900
Willows	2,400	2,400

	40,600	40,500

NORTH COAST
Redwood Valley (Lucerne, Duncans Mills, Guerneville, Dillon Beach, Noel Heights & portions of Santa Rosa)	1,900	2,000

	1,900	2,000

SALINAS VALLEY
Salinas	28,200	28,000
King City	2,600	2,500

	30,800	30,500

	2011	2010
SAN JOAQUIN VALLEY
Bakersfield	68,500	67,600
Stockton	42,800	42,800
Visalia	40,700	40,300
Selma	6,100	6,100
Kern River Valley	4,200	4,300

	162,300	161,100

LOS ANGELES AREA
East Los Angeles (including portions of the City of Commerce service area)	26,700	26,700
Hermosa-Redondo (serving Hermosa Beach, Redondo Beach and a portion of Torrance)	26,600	26,600
Dominguez (Carson and portions of Compton, Harbor City, Long Beach, Los Angeles and Torrance)	33,800	33,800
Palos Verdes (including Palos Verdes Estates, Rancho Palos Verdes, Rolling Hills Estates and Rolling Hills)	24,100	24,100
Westlake (a portion of Thousand Oaks)	7,100	7,000
Antelope Valley (Fremont Valley, Lake Hughes, Lancaster & Leona Valley)	1,400	1,400
Hawthorne and Commerce (leased municipal systems)	7,400	7,400

	127,100	127,000

CALIFORNIA TOTAL	471,900	470,200
HAWAII	4,200	4,200
NEW MEXICO	7,700	7,800
WASHINGTON	15,700	15,700

COMPANY TOTAL	499,500	497,900

Rates and Regulation

        The state regulatory commissions have plenary powers setting rates and operating standards. As such, state commission decisions significantly impact Cal Water's revenues, earnings, and cash flows. The amounts discussed herein are generally annual amounts, unless specifically stated, and the financial impact to recorded revenue is expected to occur over a 12-month period from the effective date of the decision. In California, water utilities are required to make several different types of filings. Most filings result in rate changes that remain in place until the next General Rate Case (GRC). As explained below, surcharges and surcredits to recover balancing and memorandum accounts as well as general rate case interim rate catch-up. Surcharges are temporary rate changes, which have specific time frames for recovery.

        GRCs, escalation rate increase filings, and offset filings change rates to amounts that will remain in effect until the next GRC. The CPUC follows a rate case plan, which requires Cal Water to file a GRC for each of its regulated operating districts every three years. In a GRC proceeding, the CPUC not only considers the utility's rate setting requests, but may also consider other issues that affect the utility's rates and operations. The CPUC is generally required to issue its GRC decision prior to the first day of the test year or authorize interim rates. In accordance with the rate case plan, the Commission issued a decision on Cal Water's 2009 general rate case filing in the fourth quarter of 2010 with rates effective on January 1, 2011. Cal Water expects to file its next GRC on July 2, 2012, which will be applicable to all of its California Districts. Any rate change as a result of that filing is expected to be effective on January 1, 2014.

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

        In addition, California water utilities are entitled to make offset filings. Offset filings may be filed to adjust revenues for construction projects authorized in GRCs when the plant is placed in service or for rate changes charged to the Company for purchased water, purchased power, and pump taxes (referred to as "offsettable expenses"). Such rate changes approved in offset filings remain in effect until the next GRC is approved.

        The Water Revenue Adjustment Mechanism (WRAM) and Modified Cost Balancing Account (MCBA) are required by the CPUC to remove the disincentive for Cal Water to promote lower water consumption levels with water conservation programs. In order to maintain revenue neutrality, the CPUC de-coupled Cal Water's revenue requirement from ratepayer usage with the WRAM/MCBA. Under the WRAM/MCBA, Cal Water recovers the full quantity revenue amounts authorized by the CPUC by using advice letter filings for any unbilled quantity revenue amounts or refunds for overcollection, regardless of customer usage volumes.

        Surcharges and surcredits advice letters to amortize balances in the WRAM and MCBA accounts are filed between February and April of each year based on the district balances for the last calendar year. Based on current CPUC interpretations, surcharges are amortized between 12 and 36 months. In the event the combined WRAM and MCBA balance for a district is less than 2.5% of district authorized revenue, the amount will not be amortized at that time. The WRAM and MCBA amounts are cumulative, so if they are not amortized in a given calendar year, the balance will be carried forward and included with the following year balance.

  Application to Resolve Commission's Procedures for WRAM amortization

        Cal Water, along with four other investor-owned water utilities filed a joint application to change the amortization periods to 24 months or less. Cal Water anticipated, based upon hearings and discussions with the Department of Rate Payer Advocates, that a final decision would have been reached by mid-year 2011 to recover the WRAM and MCBA accounts within 24 months or less. In June 2011, the Administrative Law Judge (ALJ) after numerous pre-hearing conferences, established a schedule to resolve the recovery period with the expectation of a final Commission Decision on December 15, 2011. As of the date of this filing, no decision has been reached by the CPUC and Cal Water determined that the revenue and associated operating costs should be adjusted in the fourth quarter of 2011 to reflect balances that currently will not be collected within 24 months. The impact was to exclude WRAM revenues of $12.9 million, other operating expenses of $10.5 million, and net operating income of $2.4 million before income taxes as of December 31, 2011. The recording of the excluded revenue and associated costs on the consolidated statements of income will depend upon the final decision by the CPUC, now anticipated to be in 2012. If a decision is not reached to reduce the amortization period, the recovery of this amount and future WRAM amounts will be assessed at the end of each reporting period. Recognition of revenue and the associated costs is limited to those expected to be recovered from customers within 24 months. If a refund is due ratepayers, it will be recorded during the reporting period the overcollection occurs, regardless of the refund period authorized by the Commission.

  Remaining Balances from Previously Authorized Balancing Accounts Recoveries/Refunds

        Prior to the adoption of the MCBA on July 1, 2008, the CPUC required incremental cost balancing accounts (ICBA) memorandum and balancing accounts which had a remaining balance of approximately $1.4 million as of December 31, 2010. In CPUC decision 10-12-017, Cal Water was authorized to file to recover its remaining balances in these accounts. This filing occurred in the first quarter of 2011 with an effective date of April 1, 2011. The refunds and billings started at the end of calendar year 2010 and will be completed during calendar year 2012. As of December 31, 2011 the ICBA net receivable balance was $0.6 million.

  2011 Regulatory Activity

  California Cost of Capital Applications

        Cal Water along with the three other large water utilities in California filed an application with the CPUC in May of 2011 to review its cost of capital for 2012 through 2014. The Company and the other applicant companies proposed a settlement with the Division of Ratepayer Advocates which is now pending before the CPUC. The settlement would have the CPUC adopt a 9.99% return on equity and 53.4% equity capital structure for rate setting purposes. It would also continue the Water Cost of Capital Mechanism (WCCM), which would adjust allowed equity returns if there is a large change in the Moody AA utility bond index. The parties anticipate a favorable decision approving the settlement in the first or second quarter of 2012. Because this proceeding was scheduled to set the authorized rate of return for the Company's investment starting on January 1, 2012 and a decision had not been issued, the CPUC required Cal Water to file an advice letter to establish a Cost of Capital interim rate memorandum account. This will serve as a mechanism to true up rates to reflect the final decision in this proceeding.

  2009 California GRC Decision

        On July 2, 2009, Cal Water filed its 2009 GRC application covering all district and general office revenue requirements. The GRC application requested an increase of $70.6 million or 16.75% in rates for 2011, $24.8 million or 5.04% in rates for 2012 and $24.8 million or 4.79% in rates for 2013. On December 2, 2010, the CPUC issued decision 10-12-017, which approved a settlement between Cal Water, the Division of Ratepayer Advocates, and several intervenors representing the interests of individual district customers. This decision allows for revenue increases of $25.4 million or 5.6% in 2011. Cal Water is also allowed to file for increases of $9.6 million or 2.0% for 2012, and $9.0 million or 2.0% for 2013 subject to adjustment for indexed inflation and contingent upon passing a weather normalized earnings test. This decision also allows for offset increases after construction of 77 large capital projects in various operating districts.

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

        The CPUC also authorized a Pension Balancing Account to track the difference between authorized pension contributions included in rates and the costs actually incurred. It is anticipated that this account will allow Cal Water to reduce some of the volatility it experiences in regard to the recovery of these costs from customers.

        The Company was also authorized to combine the rates and tariffs of the South San Francisco and the Mid Peninsula Districts, located on the San Francisco peninsula, into a single ratemaking area in

2011. This new ratemaking area is known as the Bayshore District. Previously, the two separate districts had been operated out of a combined location.

        Due to the transition between a phased rate case and a total company filing, the CPUC delayed the rate cases of 16 Cal Water districts. However, to compensate for this delay, the CPUC authorized interim rates from the authorized effective date under the old rate case plan. The difference between revenue requirements that were effective in the interim period and those calculated based on a final determination in the 2009 general rate case filing totaled $6.7 million and is being recovered as customer surcharges over a three-year period. During 2011, $3.8 million was billed and recorded as revenue. The remaining balance of $2.9 million is expected to be recovered over the next two years and will be recorded as revenue when billed. Over-collected amounts from ratepayers will be recorded as regulatory liability during the reporting period in which it occurs. As of December 31, 2011, the over-collected amount of $0.4 million was recorded as a regulatory liability.

  Low Income Ratepayer Assistance Program

        Cal Water currently administers a Low Income Ratepayer Assistance Program (LIRA) in accordance with decision D.06-11-053. This program provides qualifying low income customers with a 50% discount on their service charge (up to a maximum of $12 per month). It imposes a surcharge on non-qualifying customers of $0.01 per hundred cubic feet of monthly water consumption for metered customers and between $0.24 and $0.41 per flat rate service per month. Due to a successful enrollment of over 49,000 customers, this account had accumulated an under collection of approximately $5.5 million as of December 31, 2011, and is recorded in non-current regulatory assets. In July 2010, Cal Water filed an advice letter to adjust the timing of collection for the surcharge in order to resolve this under collection situation. The CPUC rejected this filing and determined that this surcharge could only be adjusted during a GRC. In early 2012, Cal Water filed a petition to modify D.06-11-053 to 1) increase surcharges to balance program expenses and revenues, 2) amortize the current balance in the program, and 3) establish an annual adjustment mechanism to reduce the potential or large balances in the future.

  2010 Ka'anapali (Hawaii) GRC Filing

        On December 30, 2010, Hawaii Water filed its 2010 GRC application for the Ka'anapali Service Area. The Hawaii Public Utilities Commission (HPUC) requires a separate rate application for all service areas and uses a limited future test year. The Ka'anapali GRC requested additional revenue of $1.5 million or an increase of 38.2% over the prior year. HWSC and the Consumer Advocate of the HPUC reached a tentative settlement on this rate increase. On January 11, 2012, the HPUC issued a Decision and Order ("D&O") approving the stipulated settlement. This will result in a $1.2 million or a 30.8% increase in revenue that will be effective in early 2012.

  2011 Pukalani (Hawaii) GRC Filing

        In August 2011, HWSC filed a general rate case for the Pukalani wastewater system requesting $1.3 million in additional annual revenues. HWSC expects to enter into settlement negotiations with the Consumer Advocate in early 2012. At this time, HWSC cannot determine timing or final amount of rate relief this filing will generate.

  2011 Washington Water GRC Filing

        In 2011, Washington Water filed a general rate case for its operation. It requested a $1.7 million, or 21.8%, increase in revenue. On January 26, 2012, the WUTC approved a $1.6 million, or 20.0%, increase effective in the first quarter of 2012.

  Federal Income Tax Bonus Depreciation

        In 2011, Cal Water filed for and received approval to track the benefits from federal income tax accelerated depreciation in a memorandum account due to the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010. Additional federal income tax deductions for assets placed in service after September 8, 2010 and before December 31, 2011 was $6.6 million for 2010 and estimated at $10.5 million for 2011. The CPUC will determine the disposition of amounts recorded in the memorandum account in Cal Water's next GRC.

  Request for MTBE regulatory treatment

        The CPUC in its Decision (D.) 10-10-018 issued rules for treating contamination proceeds generally. Subsequently, the CPUC's D.11-03-043 resolved Cal Water's separate application for treatment of MTBE proceeds by ordering continued tracking of the proceeds and expenditures until litigation and remediation are both complete. The new rules allow Cal Water to file an advice letter to move proceeds from this tracking account into Contributions in Aid of Construction ("CIAC") when remediation or replacement projects are complete. Cal Water has completed several such projects totaling $16.7 million. While the advice letters have not been filed for some of these projects, Cal Water believes it is probable the CPUC will treat the invested amounts as CIAC when the advice letters are filed. The Company has reclassified $16.7 million from regulatory and other liabilities to CIAC during 2011. Project costs totaling $9.1 million were treated as CIAC in setting rates in the 2009 General Rate Case effective January 1, 2011, so there is no rate impact for this reclassification. For projects not identified in the 2009 General Rate Case, as projects to remediate or replace MTBE-contaminated plant are completed, the Company will book a reclassification from other long-term liabilities to CIAC and adjust rate base during the next GRC.

        The CPUC's adopted rules would require all contamination proceeds to be used first to pay transactional expenses, then to make ratepayers whole for costs to ensure the water system complies with the CPUC's water quality standards. The rules allow for a risk-based consideration of proceeds which exceed the costs of the remediation described above and may result in some sharing of excess, or "net" proceeds. Because treatment or replacement of Cal Water's MTBE contaminated wells will occur over a number of years, and because litigation continues with remaining defendants, a final disposition of Cal Water's memorandum account will occur at an unknown future date. Cal Water will continue to monitor proceeds and remediation and will report to the CPUC in its next GRC. Because of uncertainty surrounding eventual litigation proceeds, remediation capital and operating costs, and the eventual ratemaking treatment of "net proceeds" as defined by the CPUC, Cal Water cannot predict the future disposition of its partial MTBE settlement proceeds at this time.

  Service Line Insurance Billing

        As a consequence of D.07-12-055 which resolved Cal Water's 2006 GRC, Cal Water was required to demonstrate that its non-regulated Extended Service Protection (ESP) business or its successor complies with CPUC rules. Cal Water made an administrative compliance filing in 2008 which was rejected. Cal Water subsequently filed A.08-05-019 requesting Commission confirmation that the interaction between Cal Water, CWS Utility Services, and Home Service USA complied with all applicable rules. During the proceeding, the CPUC established a memorandum account to record Cal Water's revenues and expenses related to the non-regulated service line insurance business. The application is being processed in 2011 and 2012 after the CPUC adopted comprehensive rules for the relationships between regulated utilities and their unregulated affiliates and the rules for offering non-tariffed products and services. These rules went into effect on June 30, 2011 as a result of D.10-10-019. The CPUC's ratepayer advocate testified that Cal Water's customers should receive some of the proceeds from the sale of the non-regulated ESP business as well as other program revenues. While Cal Water challenged these claims and presented its own testimony, the parties were able to reach a settlement on all issues in the case. The proposed settlement, which was filed in October 2011, describes the accounting and revenue sharing applicable to the non-regulated service line business after June 30, 2011 and proposes a monetary settlement of $2.1 million to ratepayers to resolve all issues related to non-regulated service line business activity from 2007 through June 30, 2011. The settlement is still subject to approval by the CPUC. Cal Water anticipates that the CPUC will approve the settlement in the second quarter of 2012. A $2.1 million regulatory liability and reduction to revenues was recorded during the third quarter of 2011. The amount would be refunded on ratepayer bills over a twelve month period.

  2011 Expense Offset filings

        In 2011, Cal Water filed advice letters to offset increased purchased water and pump tax rates in nine of its regulated districts totaling $25.4 million in annual revenue. Expense offsets are dollar-for-dollar increases in revenue to match increased expenses and interact with the WRAM and MCBA mechanisms so that net operating income is not affected by an offset increase.

        In the future, Cal Water plans to file advice letters to offset expected increases in purchased water and pump tax charges in some districts. Cal Water cannot predict the exact timing or dollar amount of the changes.

  2011 Ratebase Offset filings

        In 2011, Cal Water filed an advice letter to offset an infrastructure improvement project in its Westlake District totaling $1.4 million in annual revenue. Companies are allowed to file rate base offsets to increase revenues for construction projects authorized in GRCs when the plant is placed in service. The project for this filing was authorized in the 2009 GRC. The remaining $71.7 million of advice letter projects are scheduled to be completed during 2012 and 2013.

Water Supply

        Our source of supply varies among our operating districts. Certain districts obtain all of their supply from wells; some districts purchase all of their supply from wholesale suppliers; and other districts obtain supply from a combination of wells and wholesale suppliers. A small portion of supply comes from surface sources and is processed through Company-owned water treatment plants. During 2011, an estimated 120 billion gallons of water was produced to meet customer demand, down 1.3% from the estimated 122 billion gallons produced in 2010. The 2011 average daily water production was approximately 330 million gallons. Historically, approximately half of the Company's water supply is purchased from wholesale suppliers with the balance pumped from wells. In 2011, approximately 48 percent of the Company's supply was obtained from wells, 47 percent was purchased from wholesale suppliers and 5 percent was obtained from surface supplies. By comparison, in 2010, the average daily water production was approximately 334 million gallons. Well water is generally less expensive and the Company strives to maximize the use of its well sources in districts where there is an option between well or purchased supply sources.

        In California, we obtain our water supply from wells, surface runoff or diversion, and by purchase from public agencies and other wholesale suppliers. Our water supply has been adequate to meet customer demand; however, during periods of drought, some districts have experienced mandatory water rationing. California's rainy season usually begins in November and continues through March with the most rain typically falling in December, January and February. During winter months, reservoirs and underground aquifers are replenished by rainfall. Snow accumulated in the mountains provides an additional water source when spring and summer temperatures melt the snowpack, producing runoff into streams and reservoirs, and also replenishing underground aquifers. There are six California water treatment plants located in the Bakersfield, Bear Gulch, Kernville, Oroville and

Redwood Valley districts. Water for operation of the Bakersfield plants, with a combined capacity of 28 million gallons per day, is drawn from the Kern River under a long-term contract with the City of Bakersfield. The other four plants have a combined capacity of 18 million gallons per day.

        Washington and Hawaii receive rain in all seasons with the majority falling during winter months. Washington Water and Hawaii Water draw all their water supply by pumping from wells. New Mexico Water's rainfall normally occurs in all seasons, but is heaviest in the summer monsoon season. New Mexico Water pumps all of its water supply from wells based on its water rights.

        The following table shows the estimated quantity of water purchased and the percentage of purchased water to total water production in each California operating district that purchased water in 2011. Other than noted below, all other districts receive 100% of their water supply from wells.

District	Water Purchased (MG)	Percentage of Total Water Production	Source of Purchased Supply
SAN FRANCISCO BAY AREA
Bayshore	7,651	98%	San Francisco Water Public Utilities Commission
Bear Gulch	3,885	90%	San Francisco Water Public Utilities Commission
Los Altos	2,762	75%	Santa Clara Valley Water District
Livermore	2,382	72%	Alameda County Flood Control and Water Conservation District
SACRAMENTO VALLEY
Oroville	623	65%	Pacific Gas and Electric Co. and County of Butte
NORTH COAST
Redwood Valley	95	73%	Yolo County Flood Control & Water Conservation District
SAN JOAQUIN VALLEY
Bakersfield	10,828	44%	Kern County Water Agency and City of Bakersfield
Stockton	6,793	78%	Stockton East Water District
LOS ANGELES AREA
East Los Angeles	3,539	69%	Central Basin Municipal Water District
Dominguez	9,352	75%	West Basin Municipal Water District and City of Torrance
City of Commerce	21	3%	Central Basin Municipal Water District
Hawthorne	1,365	100%	West Basin Municipal Water District
Hermosa-Redondo	3,466	84%	West Basin Municipal Water District
Palos Verdes	6,317	100%	West Basin Municipal Water District
Westlake	2,589	100%	Calleguas Municipal Water District
Antelope/Kern	116	18%	Antelope Valley-East Kern Water Agency and City of Bakersfield

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

        Purchases for the Los Altos, Livermore, Oroville, Redwood Valley, Stockton, and Bakersfield districts are pursuant to long-term contracts expiring on various dates after 2011. The water supplies purchased for the Dominguez, East Los Angeles, Hermosa-Redondo, Palos Verdes, and Westlake districts as well as the Hawthorne and Commerce systems are provided by public agencies pursuant to a statutory obligation of continued non- preferential service to purveyors within the agencies' boundaries. Purchases for the Bayshore and Bear Gulch districts are in accordance with long-term contracts with the San Francisco Public Utilities Commission (SFPUC) until June 30, 2034.

        Management anticipates water supply contracts will be renewed as they expire though the price of wholesale water purchases is subject to pricing changes imposed by the various wholesalers.

        Shown below are wholesaler price rates and increases that became effective in 2011 and estimated wholesaler price rates and percent changes for 2012. In 2011, several districts experienced significant purchased water cost increases resulting in a significant impact in the 2011 MCBA balance and the filing of several purchased water offsets.

		2011			2012
	Effective Month		Percent Change	Effective Month		Percent Change
District		Unit Cost			Unit Cost
Antelope	January	$304.00 /af	2.70%	January	$330.00 /af	8.55%
Bakersfield(1)	July	$147.00 /af	(4.50)%	July	$147.00 /af	0.00%
Bear Gulch(2)	July	$2.63 /ccf	38.42%	January	$2.63 /ccf	0.00%
Commerce(2)	July	$859.00 /af	6.71%	January	$915.00 /af	6.52%
Dominguez(2)	July	$964.00 /af	11.96%	January	$1,024.00 /af	6.22%
East Los Angeles(2)	July	$859.00 /af	6.71%	January	$915.00 /af	6.52%
Hawthorne(2)	July	$964.00 /af	11.96%	January	$1,024.00 /af	6.22%
Hermosa-Redondo(2)	July	$964.00 /af	11.96%	January	$1,024.00 /af	6.22%
Livermore	January	$2.07 /ccf	2.48%	January	$2.17 /ccf	4.83%
Los Altos	July	$669.00 /af	7.90%	July	$669.00 /af	0.00%
Oroville(2)	July	$158,940.00 /yr	4.29%	January	$158,940.00 /yr	0.00%
Palos Verdes(2)	July	$964.00 /af	11.96%	January	$1,024.00 /af	6.22%
Bayshore(2)	July	$2.63 /ccf	38.42%	January	$2.63 /ccf	0.00%
Redwood Valley	May	$55.00 /af	0.00%	May	$55.00 /af	0.00%
Stockton	April	$561,801.34 /mo	5.23%	April	$561,801.34/mo	0.00%
Westlake	January	$981.00 /af	4.58%	January	$1,056.00 /af	7.65%

af = acre foot;

ccf = hundred cubic feet;

yr = fixed annual cost;

mo = fixed monthly cost

(1)
untreated water

(2)
wholesaler price changes occur every six months

        We work with all local suppliers and agencies responsible for water supply to insure adequate, long-term supply for each system.

        See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Water Supply" concerning more information on adequacy of supplies.

Seasonal Fluctuations

        In California, our customers' consumption pattern of water varies with the weather, in terms of rainfall and temperature. In the WRAM and MCBA design, the CPUC considers the historical pattern in determining the adopted sales and production costs. With a majority of our sales being subject to the WRAM and production costs being covered by the MCBA, variations from the adopted pattern has been minimized. However, cash flows from operations and short-term borrowings on our credit facilities are significantly impacted by seasonal fluctuations including recovery of the WRAM and MCBA.

        Our water business is seasonal in nature. Weather conditions can have a material effect on customer usage. Customer demand for water generally is lower during the cooler and rainy, winter months. Demand increases in the spring when warmer weather returns and the rains end, and customer use more water for outdoor purposes, such as landscape irrigation. Warm temperatures during the generally dry summer months result in increased demand. Water usage declines during the fall as temperatures decrease and the rainy season begins. During years in which precipitation is especially heavy or extends beyond the spring into the early summer, customer demand can decrease from historic normal levels, generally due to reduced outdoor water usage. Likewise, an early start to the rainy season during the fall can cause a decline in customer usage. As a result, seasonality of water usage has a significant impact on our cash flows from operations and borrowing on our short-term facilities.

Utility Plant Construction

        We have continually extended, enlarged, and replaced our facilities as required to meet increasing demands and to maintain the water systems. We obtain construction financing using funds from operations, short-term bank borrowings, long-term financing, advances for construction and contributions in aid of construction that are funded by developers. Advances for construction are cash deposits from developers for construction of water facilities or water facilities deeded from developers. These advances are generally refundable without interest over a period of 40 years in equal annual payment amounts. Contributions in aid of construction consist of nonrefundable cash deposits or facilities transferred from developers, primarily for fire protection and relocation projects. We cannot control the amount received from developers. This amount fluctuates from year-to-year as the level of construction activity carried on by developers varies. This activity is impacted by the demand for housing, commercial development, and general business conditions, including interest rates.

        See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources" for additional information.

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

Security at Company Facilities

        Due to terrorist and other risks, we have heightened security at our facilities and have taken added precautions to protect our employees and the water delivered to customers. In 2002, federal legislation was enacted that resulted in new regulations concerning security of water facilities, including submitting vulnerability assessment studies to the federal government. We have complied with regulations issued by the Environmental Protection Agency (EPA) pursuant to our federal legislation concerning vulnerability assessments and have made filings to the EPA as required. In addition, communication plans have been developed as a component of our procedures. While we do not make public comments on our security programs, we have been in contact with federal, state, and local law enforcement agencies to coordinate and improve our water delivery systems' security.

Quality of Water Supply

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

Competition and Condemnation

        Our principal operations are regulated by the Commission of each state. Under state laws, no privately owned public utility may compete within any service territory that we already serve without first obtaining a certificate of public convenience and necessity from the applicable Commission. Issuance of such a certificate would only be made upon finding that our service is deficient. To management's knowledge, no application to provide service to an area served by us has been made.

        State law provides that whenever a public agency constructs facilities to extend a utility system into the service area of a privately owned public utility, such an act constitutes the taking of property and requires reimbursement to the utility for its loss. State statutes allow municipalities, water districts and other public agencies to own and operate water systems. These agencies are empowered to condemn properties already operated by privately owned public utilities. The agencies are also authorized to issue bonds, including revenue bonds, for the purpose of acquiring or constructing water systems. However, if a public agency were to acquire utility property by eminent domain action, the utility would be entitled to just compensation for its loss. In Washington, annexation was approved in February 2008 for property served by us on Orcas Island; however, we continue to serve the customers in the annexed area and do not expect the annexation to impact our operations. To management's knowledge, other than the Orcas Island property, no municipality, water district, or other public agency is contemplating or has any action pending to acquire or condemn any of our systems.

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

        For a description of the material effects that compliance with environmental regulations may have on us, see Item 1A. "Risk Factors—Risks Related to Our Regulatory Environment." We expect environmental regulation to increase, resulting in higher operating costs in the future, which may have a material adverse effect on earnings.

Employees

        At year-end 2011, we had 1,132 employees, including 56 at Washington Water, 56 at Hawaii Water, and 16 at New Mexico Water. In California, most non-supervisory employees are represented by the Utility Workers Union of America, AFL-CIO, except certain engineering and laboratory employees who are represented by the International Federation of Professional and Technical Engineers, AFL-CIO.

        At December 31, 2011, there were 703 union employees. In December 2011, we negotiated 2012 wage increases with both of our unions of 3.25%. The wage increases for 2013 and 2014 will be negotiated at a later date. The current agreement with the unions is effective through 2014. Management believes that it maintains good relationships with the unions.

        Employees at Washington Water, New Mexico Water, and Hawaii Water are not represented by unions.

Executive Officers of the Registrant

Name	Positions and Offices with California Water Service Group	Age
Peter C. Nelson(1)	President and Chief Executive Officer since February 1, 1996. Formerly Vice President, Division Operations (1994-1995) and Region Vice President (1989-1994), Pacific Gas & Electric Company, a gas and electric public utility	64
Martin A. Kropelnicki(2)	Chief Financial Officer and Treasurer since March 13, 2006. Formerly Chief Financial Officer of Power Light Corporation (2005-2006), Chief Financial Officer and Executive Vice President of Corporate Services of Hall Kinion and Associates (1997-2004), Deloitte & Touche Consulting (1996-1997), various positions with Pacific Gas & Electric (1989-1996)	45
Francis S. Ferraro(3)	Vice President of Corporate Development and Legal since October 1, 2005. Formerly, Vice President of Regulatory Affairs and Corporate Communications (1989-2005), held various positions with the California Public Utilities Commission, including Administrative Law Judge, project manager on major energy and water rate proceedings, and Manager of the Energy Rate Design and Economics Branch (1973-1989)	62

Name	Positions and Offices with California Water Service Group	Age
Robert R. Guzzetta(4)	Vice President of Operations since October 1, 2005. Formerly Vice President of Engineering and Water Quality (1996-2005), held various other positions with California Water Service Company since 1977	57
Paul G. Ekstrom(5)	Vice President, Customer Service, Human Resources and Information Technology since January 2009. Formerly Vice President Customer Service and Information Technology (2005-2009), Vice President Customer Service and Corporate Secretary (2002-2005), Corporate Secretary (1996-2002), held various other positions with California Water Service Company since 1979	60
Christine L. McFarlane(6)	Vice President, Chief Administrative Officer since January 2009. Formerly Vice President, Human Resources (1996-2008), held various other positions with California Water Service Company since 1969	65
Michael J. Rossi(2)	Vice President, Engineering and Water Quality since October 1, 2005. Formerly Chief Engineer (1997-2005), Assistant Chief Engineer (1988-1997), held various other positions with California Water Service Company since 1977	58
Thomas F. Smegal III(7)	Vice President, Regulatory Matters and Corporate Relations since March 1, 2008. Formerly Manager of Rates (2002-2008), Regulatory Analyst (1997-2002), served as Utilities Engineer at the California Public Utilities Commission (1990-1997)	44
Lynne P. McGhee(2)	Corporate Secretary since July 25, 2007; Associate Corporate Counsel since May 2003. Formerly served as a Commissioner legal advisor and staff counsel at the California Public Utilities Commission	47
Calvin L. Breed(8)	Controller, Assistant Secretary and Assistant Treasurer since November 1, 1994. Formerly Treasurer of TCI International, Inc. (1984-1994), a certified public accountant with Arthur Andersen & Co. (1980-1983)	56

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

(3)
Holds position with California Water Service Company, New Mexico Water Service Company, Hawaii Water Service Company, Inc., and CWS Utility Services;

(4)
Holds position with California Water Service Company and CWS Utility Services;

(5)
Paul G. Ekstrom, Vice President, Customer Service, Human Resources, and Information Technology, announced his intention to retire in 2012;

(6)
Holds position with California Water Service Company, New Mexico Water Service Company, Washington Water Service Company, and Hawaii Water Service Company, Inc.,

(7)
Holds position with California Water Service Company, New Mexico Water Service Company and Hawaii Water Service Company, Inc.,

(8)
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

        Regulatory decisions may also impact prospective revenues and earnings, affect the timing of the recognition of revenues and expenses and may overturn past decisions used in determining our revenues and expenses. Our management continually evaluates the anticipated recovery of regulatory assets, liabilities, and revenues subject to refund and provides for allowances and/or reserves as deemed necessary. Current accounting procedures allow us to defer certain costs if we believe it is probable that we will be allowed to recover those costs by future rate increases. If a commission determined that a portion of our assets were not recoverable in customer rates, we may suffer an asset impairment which would require a write down in such asset's valuation which would be recorded through operations.

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

Legislation regarding climate change may impact our operations

        Future legislation regarding climate change may restrict our operations or impose new costs on our business. Our operations depend on power provided by other public utilities and, in emergencies, power generated by our portable and fixed generators. If future legislation limits emissions from the power generation process, our cost of power may increase. Any increase in the cost of power will be passed along to our California rate payers through the MCBA or included in our cost of service paid by our rate payers as requested in our general rate case filings. While recovery of these costs is not guaranteed, we would expect recovery in the regulatory process.

        The Low Carbon Fuel Standard Program, which went into effect January 1, 2011, requires diesel engines to use low carbon fuel such as biodiesel or other alternatives. This may increase the operating cost of our generators and vehicles.

        We maintain a fleet of vehicles to provide service to our customers, including a number of heavy duty diesel vehicles that we retrofitted by the end of 2010 to meet California emission standards. If future legislation further impacts the cost to operate the fleet or the fleet acquisition cost in order to meet certain emission standards, it will increase our cost of service and our rate base. Any increase in fleet operating costs associated with meeting emission standards will be included in our cost of service paid by our rate payers as requested in our general rate case filings. While recovery of these costs is not guaranteed, we would expect recovery in the regulatory process.

        Starting January 1, 2010, under the California Environmental Quality Act (CEQA), all capital projects of a certain type (primarily wells, tanks, major pipelines and treatment facilities) will require mitigation of green house gas emissions. The cost to prepare the CEQA documentation and permit will add an estimated ten thousand dollars to such capital projects. This cost will be included in our capital cost and added to our rate base, which will be requested to be paid for by our rate payers. Any increase in the operating cost of the facilities will also be included in our cost of service paid by our rate payers as requested in our general rate case filings. While recovery of these costs is not guaranteed, we would expect recovery in the regulatory process.

        Proposed cap and trade regulations are scheduled to be implemented in 2012 with the goal of reducing emissions to 1990 levels by the year 2020. Under such regulations, if approved, we will be required to determine our carbon footprint and evaluate our electricity and fuel usage (both diesel and gasoline). We will also be required to evaluate methane emissions from our primary processes in our wastewater plants. At this time we are unable to determine the cost impact of such regulations but any increase in operating costs associated with the cap and trade regulations will be included in our cost of service requested to be paid by our rate payers as requested in our general rate case filings. While recovery of these costs is not guaranteed, we would expect recovery in the regulatory process.

We are party to a toxic contamination lawsuit which could result in our paying damages not covered by insurance.

        We have been and may be in the future, party to water contamination lawsuits, which may not be fully covered by insurance.

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

        Demand for our water during the warmer, dry months is generally greater than during cooler or rainy months due primarily to additional requirements for water in connection with irrigation systems, swimming pools, cooling systems and other outside water use. Throughout the year, and particularly during typically warmer months, demand will vary with temperature and rainfall levels. If temperatures during the typically warmer months are cooler than normal, or if there is more rainfall than normal, the demand for our water may decrease. Under the WRAM mechanism, lower water usage impacts our cash flows in the year of usage, but results in higher cash flows in the following years.

        In addition, governmental restrictions on water usage during drought conditions may result in a decreased demand for our water, even if our water reserves are sufficient to serve our customers during these drought conditions. However, during the drought of the late 1980's and early 1990's the California Public Utilities Commission beginning in 1992 allowed us to surcharge our customers to collect lost revenues caused by customers' conservation during the drought. Regardless of whether we may surcharge our customers during a conservation period, they may use less water even after a drought has passed because of conservation patterns developed during the drought. Furthermore, our customers may wish to use recycled water as a substitute for potable water. If rights are granted to others to serve our customers recycled water, there will likely be a decrease in demand for our water.

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
  availability from water wholesalers;

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

        The cost to obtain water for delivery to our customers varies depending on the sources of supply, wholesale suppliers' prices, the quality of water required to be treated and the quantity of water produced to fulfill customer water demand. Our source of supply varies among our operating districts. Certain districts obtain all of their supply from wells; some districts purchase all of the supply from wholesale suppliers; and other districts obtain the supply from a combination of wells and wholesale suppliers. A small portion of supply comes from surface sources and is processed through Company-owned water treatment plants. On average, slightly more than half of the water we deliver to our customers is pumped from wells or received from a surface supply with the remainder purchased from wholesale suppliers. Water purchased from suppliers usually costs us more than surface supplied or well pumped water. The cost of purchased water for delivery to customers represented 32.8% and 31.6% of our total operating costs in 2011 and 2010, respectively.

        Wholesale water suppliers may increase their prices for water delivered to us based on factors that affect their operating costs. Purchased water rate increases are beyond our control. In California, effective July 1, 2008, our ability to recover increases in the cost of purchased water changed with the adoption of the MCBA. With this change, actual purchased water costs are compared to authorized purchased water costs with variances, netted against variance in purchased power, pump tax, and metered revenue, recorded to revenue. The balance in the MCBA will be collected in the future by billing the net WRAM and MCBA accounts receivable balances over 12, 24, and 36 month periods, which may have a short-term negative impact on cash flow.

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

        Purchased power is a significant operating expense. During 2011 and 2010, purchased power expense represented 6.9% and 7.4% of our total operating costs, respectively. These costs are beyond our control and can change unpredictably and substantially as occurred in California during 2001 when rates paid for electricity increased 48%. As with purchased water, purchased power costs are included in the MCBA. Cash flows between rate filings may be adversely affected until the commission authorizes a rate change but earnings will be minimally impacted. Cost of chemicals used in the delivery of water is not an element of the MCBA and therefore variances in quantity or cost could impact the results of operations.

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

        Our ability to access the capital markets is affected by the ratings of certain of our debt securities. Standard & Poor's Rating Agency issues a rating on California Water Service Company's ability to repay certain debt obligations. The credit rating agency could downgrade our credit rating based on reviews of our financial performance and projections or upon the occurrence of other events that could impact our business outlook. Lower ratings by the agency could restrict our ability to access equity and debt capital. We can give no assurance that the rating agency will maintain ratings which allow us to borrow under advantageous conditions and at reasonable interest rates. A future downgrade by the agency could also increase our cost of capital by causing potential investors to require a higher interest rate due to a perceived risk related to our ability to repay outstanding debt obligations.

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

Adverse changes to the national and world-wide financial system could result in disruptions in the financial and real estate markets availability and cost of short-term funds for our liquidity requirements, our ability to meet long-term commitments, and our customers' ability to pay for water services. Any of these could adversely affect our results of operations, cash flows and financial condition.

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

        Many of our customers and suppliers also have exposure to risks that could affect their ability to meet payment and supply commitments. We operate in geographic areas that may be particularly susceptible to declines in the price of real property, which could result in significant declines in demand for our products and services. In the event that any of our significant customers or suppliers, or a significant number of smaller customers and suppliers, are adversely affected by these risks, we may face disruptions in supply, significant reductions in demand for our products and services, inability of customers to pay invoices when due, and other adverse effects that could negatively affect our financial condition, results of operations and/or cash flows.

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

An important element of our growth strategy is the acquisition of water and wastewater systems. Risks associated with potential acquisitions, divestitures or restructurings may adversely affect us.

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

  •
  liabilities inherited from the acquired companies' prior business operations;

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

        Our billed revenues will decrease, and such decrease may be material, if a significant business or industrial customer terminates or materially reduces its use of our water. Approximately $124.7 million, or 24.8%, of our 2011 water utility revenues was derived from business and industrial customers. If any of our large business or industrial customers in California reduce or cease its consumption of our water, the impact to net operating income would be minimal to our operations due to the WRAM and MCBA, but could impact our cash flows. In Hawaii, we serve a number of large resorts which if their water usage was reduced or ceased could have a material impact to our Hawaii operation. The delay between such date and the effective date of the rate relief may be significant and could adversely affect our operating results and cash flows.

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

        The trading price of our common stock may fluctuate in the future because of the volatility of the stock market and a variety of other factors, many of which are beyond our control. Factors that could cause fluctuations in the trading price of our common stock include: regulatory developments; general economic conditions and trends; price and volume fluctuations in the overall stock market from time to time; actual or anticipated changes or fluctuations in our results of operations; actual or anticipated changes in the expectations of investors or securities analysts; actual or anticipated developments in our competitors' businesses or the competitive landscape generally; litigation involving us or our industry; and major catastrophic events or sales of large blocks of our stock.

        Equity markets in general can experience extreme price and volume fluctuations. Such price and volume fluctuations may continue to adversely affect the market price of our common stock for reasons unrelated to our business or operating results.

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

        At December 31, 2011, 703 of our 1,132 total employees were union employees. Most of our unionized employees are represented by the Utility Workers Union of America, AFL-CIO, except certain engineering and laboratory employees who are represented by the International Federation of Professional and Technical Engineers, AFL-CIO.

        We believe our labor relations are good, but in light of rising costs for healthcare and pensions, contract negotiations in the future may be difficult. Furthermore, changes in applicable law or regulations could have an adverse effect on management's negotiating position with respect to our currently unionized employees and/or employees that decide to unionize in the future. We are subject to a risk of work stoppages and other labor relations matters as we negotiate with the unions to address these issues, which could affect our results of operations and financial condition. We can give no assurance that issues with our labor forces will be resolved favorably to us in the future or that we will not experience work stoppages.

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

        In 2008 and 2009, we experienced higher than normal uncollectible accounts activity which, we believe, were attributable in part to the significant declines in real estate values and rising unemployment experienced by our customers in a number of our districts in California due to the economic recession. We may experience higher than normal uncollectible accounts activity if real estate values decline and unemployment rates continue to increase.

The effects of natural disasters, terrorist activity, pandemics, or poor water quality or contamination to our water supply may result in disruption in our services and litigation which could adversely affect our business, operating results and financial condition.

        We operate in areas that are prone to earthquakes, fires, mudslides and other natural disasters. A significant seismic event or other natural disaster in California where our operations are concentrated could adversely impact our ability to deliver water and adversely affect our costs of operations. A major disaster could damage or destroy substantial capital assets. The California Public Utilities Commission has historically allowed utilities to establish a catastrophic event memorandum account as another possible mechanism to recover costs. However, we can give no assurance that the CPUC or any other commission would allow any such cost recovery mechanism in the future.

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

        In light of the threats to the nation's health and security ensuing in the wake of the September 11, 2001 terrorist attacks, we have taken steps to increase security measures at our facilities and heighten employee awareness of threats to our water supply. We have also tightened our security measures regarding the delivery and handling of certain chemicals used in our business. We have and will continue to bear increased costs for security precautions to protect our facilities, operations and supplies. These costs may be significant. Despite these tightened security measures, we may not be in a position to control the outcome of terrorist events should they occur.

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

  •
  regulatory recovery of deferred items; and

  •
  possible tax uncertainties;

  •
  projected collections of WRAM/MCBA receivables.

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

        Further, if we or our independent registered public accounting firm discover a material weakness in our internal control over financial reporting, the disclosure of that fact, even if quickly remedied, could reduce the market's confidence in our financial statements and harm our stock price. In addition, non-compliance with Section 404 of the Sarbanes-Oxley Act of 2002 could subject us to a variety of administrative sanctions, including the suspension or delisting of our common stock from the New York Stock Exchange and the inability of registered broker-dealers to make a market in our common stock, which would further reduce our stock price.

We may be required to adopt International Financial Reporting Standards (IFRS), or other accounting or financial reporting standards, the ultimate adoption of which could negatively impact our business, financial condition or results of operations.

        We could be required to adopt IFRS or other accounting or financial reporting standards different from Generally Accepted Accounting Principles (GAAP) in the United States of America, which is currently applicable to our accounting and financial reporting. In 2008 the SEC released a proposed roadmap for the adoption of IFRS according to which we could be required to adopt IFRS in the future. Under GAAP we are subject to the accounting procedures for accounting for the effects of certain types of regulation, which, among other things, allows us to defer certain costs if we believe it is probable that we will be allowed to recover those costs by future rate increases. Currently, IFRS does not contain provisions equivalent to the current GAAP accounting procedures. The implementation and adoption of new accounting or financial reporting standards could affect our reported performance, which in turn could favorably or unfavorably impact our business, financial condition or results of operations. Furthermore, the transition to and application of new accounting or financial reporting standards could result in increased administrative costs. The SEC is expected to make a final determination regarding the adoption of IFRS at a later date.

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

Item 1B.    Unresolved Staff Comments.

        None

Item 2.    Properties.

        Our physical properties consist of offices and water facilities to accomplish the production, storage, treatment, and distribution of water. These properties are located in or near the geographic service areas listed above in Item 1, "Business—Geographical Service Areas and Number of Customers at Year-end." Our headquarters, which houses accounting, engineering, information systems, human resources, purchasing, regulatory, water quality, and executive staff, is located in San Jose, California.

        The real properties owned are held in fee simple title. Properties owned by Cal Water are subject to the lien of an Indenture of Mortgage and Deed of Trust dated April 17, 2009 (the California Indenture), securing Cal Water's first mortgage bonds, of which $464.7 million was outstanding at December 31, 2011. The California Indenture contains certain restrictions common to such types of instruments regarding the disposition of property and includes various covenants and restrictions. At December 31, 2011, our California utility was in compliance with the covenants of the California Indenture.

        Cal Water owns 630 wells and operates 5 leased wells. There are 429 owned storage tanks with a capacity of 489 million gallons, 3 leased storage tanks with a capacity of 0.7 million gallons, 37 managed storage tanks with a capacity of 30 million gallons, and 3 reservoirs with a capacity of 250 million gallons. Cal Water owns and operates 6 surface water treatment plants with a combined capacity of 46 million gallons per day. There are 5,730 miles of supply and distribution mains in the various systems.

        Hawaii Water owns 19 wells and manages 5 irrigation wells. There are 24 storage tanks with a storage capacity of 20 million gallons. There are 70 miles of supply and distribution lines. Hawaii Water operates 5 wastewater treatment facilities with a combined capacity to process approximately 1.7 million gallons per day. There are 26 miles of sewer collection mains.

        Washington Water owns 341 wells and manages 111 wells. There are 127 owned storage tanks and 45 managed storage tanks with a storage capacity of 9 million gallons. There are 328 miles of supply and distribution lines.

        New Mexico Water owns 17 wells. There are 12 storage tanks with a storage capacity of 4 million gallons. There are 134 miles of supply and distribution lines. New Mexico operates 2 waste water treatment facilities with a combined capacity to process 0.5 million gallons per day. There are 34 miles of sewer collection mains.

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

Item 3.    Legal Proceedings.

        Information with respect to this item may be found under the subheading "Contingencies" in Note 14 to the consolidated Financial Statements in Item 8, which is incorporated herein by reference.

Item 4.    Mine Safety Disclosures.

        Not applicable.

PART II

Item 5.    Market for Registrant's Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        Our common stock is traded on the New York Stock Exchange under the symbol "CWT." At December 31, 2011, there were 41,817,032 common shares outstanding. There were 1,461 common stockholders of record as of February 6, 2012.

        During 2011, we paid a cash dividend of $0.615 per common share, or $0.15375 per quarter. During 2010, we paid a cash dividend of $0.595 per common share, or $0.14875 per quarter. In January 2012, our Board of Directors declared a quarterly cash dividend of $0.1575 per common share payable on February 17, 2012, to stockholders of record on February 6, 2012. This represents our 67th consecutive year of increasing the annual dividend and marks the 268th consecutive quarterly dividend.

        We presently intend to pay quarterly cash dividends in the future consistent with past practices, subject to our earnings and financial condition, restrictions set forth in our debt instruments, regulatory requirements and such other factors as our Board of Directors may deem relevant.

        During 2011 and 2010, the common stock market price range and dividends per share for each quarter were as follows:

2011	First	Second	Third	Fourth
Common stock market price range:
High	$19.18	$19.16	$19.37	$19.20
Low	17.28	18.06	16.65	16.81
Dividends paid per common share	0.15375	0.15375	0.15375	0.15375

2010	First	Second	Third	Fourth
Common stock market price range:
High	$19.05	$19.85	$18.87	$19.25
Low	17.63	16.91	16.93	18.01
Dividends paid per common share	0.14875	0.14875	0.14875	0.14875

        Amounts above have been restated to reflect the 2 for 1 stock split effective June 10, 2011, which was retroactively applied to our financial statements.

Five-Year Performance Graph

        The following performance graph compares the changes in the cumulative shareholder return on California Water Service Group's common stock with the cumulative total return on the Robert W. Baird Water Utility Index and the Standard & Poor's 500 Index during the last five years ended December 31, 2011. The comparison assumes $100 was invested on December 31, 2006, in California Water Service Group's common stock and in each of the forgoing indices and assumes reinvestment of dividends.

  Performance Graph Data

        The following descriptive data is supplied in accordance with Rule 304(d) of Regulations S-T:

	2006	2007	2008	2009	2010	2011
California Water Services Group	100	94	122	100	105	106
S &P 500	100	105	66	84	97	99
RW Baird Water Utility Index	100	98	91	97	112	119

        An initial $10,000 investment in the common stock of California Water Service Group on December 31, 2006 would have resulted in a cumulative total return of $11,298 over the 5-year period.

Item 6.    Selected Financial Data.

        The following selected consolidated financial data should be read in conjunction with our Consolidated Financial Statements and the Notes thereto and the information contained in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

        Historical results are not necessarily indicative of future results.

 FIVE YEAR FINANCIAL REVIEW

	2011	2010	2009	2008	2007
	(Dollars in thousands, except common share and other data)
Summary of Operations
Operating revenue
Residential	$375,703	$335,833	$315,617	$284,913	$253,745
Business	100,050	90,992	86,766	75,620	65,457
Industrial	24,612	20,733	18,963	18,932	17,403
Public authorities	28,278	23,904	22,408	21,042	17,952
Other	(3,033)	11,666	14,798	12,745	12,525
MCBA net adjustment to reduce adopted revenue	(23,796)	(22,729)	(9,180)	(2,940)	—

Total operating revenue	501,814	460,399	449,372	410,312	367,082
Operating expenses	434,647	398,586	391,253	352,843	322,912
Interest expense, other income and expenses, net	29,455	24,157	17,565	17,664	13,011

Net income	$37,712	$37,656	$40,554	$39,805	$31,159

Common Share Data
Earnings per share—diluted	$0.90	$0.90	$0.98	$0.95	$0.75
Dividend paid	0.615	0.595	0.590	0.585	0.580
Dividend payout ratio	68%	66%	61%	62%	77%
Book value per share	$10.76	$10.45	$10.13	$9.72	$9.33
Market price at year-end	18.26	18.64	18.41	23.22	18.51
Common shares outstanding at year-end (in thousands)	41,817	41,667	41,531	41,446	41,332
Return on average common stockholders' equity	8.5%	9.0%	9.8%	10.2%	8.1%
Long-term debt interest coverage	3.11	3.59	4.04	4.72	3.70
Balance Sheet Data
Net utility plant	$1,381,119	$1,294,297	$1,198,077	$1,112,367	$1,010,196
Total assets	1,854,587	1,692,066	1,525,581	1,418,107	1,184,499
Long-term debt including current portion	488,165	481,561	387,222	290,316	291,921
Capitalization ratios:
Common stockholders' equity	48.0%	47.5%	52.1%	58.1%	56.9%
Preferred stock	—	—	—	—	0.5%
Long-term debt	52.0%	52.5%	47.9%	41.9%	42.6%
Other Data
Estimated water production (million gallons)
Wells and surface supply	64,100	65,288	71,266	72,228	70,708
Purchased	56,253	56,654	60,292	65,529	70,530

Total estimated water production	120,353	121,942	131,558	137,757	141,238

Metered customers	451,900	438,600	426,600	417,208	412,432
Flat-rate customers	47,600	59,300	68,100	73,285	75,123

Customers at year-end**	499,500	497,900	494,700	490,493	487,555

New customers added	1,600	3,200	4,207	2,938	3,662
Revenue per customer	$1,005	$925	$908	$837	$753
Utility plant per customer	3,925	3,706	3,455	3,228	2,968
Employees at year-end	1,132	1,127	1,013	929	891

**
Includes customers of the City of Hawthorne and City of Commerce

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

        In 2011 and 2010, net income was $37.7 million. In 2011, the rate increases from the 2009 General Rate Case (GRC) and corresponding approved rates which were effective January 1, 2011, were offset by increases in water production costs, employee wage and benefit costs, depreciation expense increases from the 2009 GRC, a $1.5 million reduction to net income for the deferral of WRAM and MCBA revenues and associated operating expenses, interest expense to finance capital projects and operations, and a decrease in net other income. Net operating income increased $5.4 million to $67.2 million, or an 8.7% increase over 2010 levels. In 2011, net other income reflected a net decrease from the prior year of $2.0 million due primarily to an unrealized loss of $1.9 million on the cash surrender value of life insurance investments held for certain benefit plans compared to an unrealized gain of $2.6 million in 2010 which was partially offset by a $0.5 million reduction of costs associated with evaluating new business opportunities in 2011 compared to 2010. Diluted earnings per share was $0.90 in 2011 and 2010.

        The 2009 GRC and corresponding approved rates will increase 2012 and 2013 revenues (see discussion in Regulatory Matters section of this annual report).

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

Revenue Recognition

        Revenue generally includes monthly cycle customer billings for regulated water and wastewater services at rates authorized by regulatory Commissions (plus an estimate for water used between the customer's last meter reading and the end of the accounting period) and billings to certain non-regulated customers at rates authorized by contract with government agencies.

        The Company's regulated water and waste water revenue requirements are authorized by the Commissions in the states in which we operate. The revenue requirements are intended to provide the Company a reasonable opportunity to recover its cost of service and earn a return on investments.

        For metered customers, Cal Water recognizes revenue from rates which are designed and authorized by the CPUC. Under the Water Revenue Adjustment Mechanism (WRAM), Cal Water records the adopted level of volumetric revenues, which would include recovery of cost of service and a return on investments as established by the CPUC for metered accounts (adopted volumetric revenues). In addition to volumetric-based revenues, the revenue requirements approved by the CPUC include service charges, flat rate charges, and other items not subject to the WRAM. The adopted volumetric revenue considers the seasonality of consumption of water based upon historical averages. The variance between adopted volumetric revenues and actual billed volumetric revenues for metered accounts is recorded as a component of revenue with an offsetting entry to a regulatory asset or liability balancing account (tracked individually for each Cal Water district) subject to certain criteria under the accounting for regulated operations being met. The variance amount may be positive or negative and represents amounts that will be billed or refunded to customers in the future.

        Cost-recovery rates are designed to permit full recovery of certain costs allowed to be recovered by the commissions. Cost-recovery rates such as the Modified Cost Balancing Account (MCBA) provides for recovery of adopted expense levels for purchased water, purchased power and pump taxes, as established by the CPUC. In addition, cost-recovery rates include recovery of cost related to water conservation programs and certain other operation expenses adopted by the CPUC. Variances (which include the effects of changes in both rate and volume for the MCBA) between adopted and actual costs are recorded as a component of revenue, as the amount of such variances will be recovered from or refunded to our customers at a later date. There is no profit associated with cost-recovery expenses which are generally recognized when the expenses are incurred.

        The balances in the WRAM and MCBA assets and liabilities accounts will fluctuate on a monthly basis depending upon the variance between adopted and actual results. The recovery or refund of the WRAM is netted against the MCBA over- or under-recovery for the corresponding district and is interest bearing at the current 90 day commercial paper rate. When the net amount for any district achieves a pre-determined level at the end of any calendar year (i.e., at least 2.5 percent over- or under-recovery of the authorized revenue requirement), Cal Water files with the CPUC to refund or collect the balance in the accounts. Account balances less than those levels may be refunded or collected in Cal Water's general rate case proceedings or aggregated with future calendar year balances for comparison with the recovery level. Cal Water excluded net WRAM and MCBA operating revenue of $12.9 million, associated costs of $10.5 million, and the related $2.4 million of net operating income before income taxes as of December 31, 2011 due to the net receivable balance estimated to be collected more than 24 months. The net WRAM and MCBA revenue and associated costs were determined using forecasts of rate payer consumption trends in future reporting periods and the timing of when the CPUC will authorize Cal Water's filings to recover unbilled balances. The deferred revenue and associated cost amounts will be recorded in future periods as the collection becomes within twenty-four months of the respective reporting period.

        The net WRAM and MCBA balances included in regulatory assets and liabilities as of December 31, 2011 and 2010 are:

	2011	2010
	Dollars in millions
Net short-term receivable	$19.4	$14.8
Net long-term receivable	30.2	16.8

Total receivable	$49.6	$31.6

Net short-term payable	$0.5	$3.0
Net long-term payable	0.2	0.6

Total payable	$0.7	$3.6

        Flat rate customers are billed in advance at the beginning of the service period. The revenue is prorated so that the portion of revenue applicable to the current period is included in that period's revenue, with the balance recorded as unearned revenue on the balance sheet and recognized as revenue when earned in the subsequent accounting period. Our unearned revenue liability was $1.9 million and $1.6 million as of December 31, 2011 and 2010, respectively. This liability is included in "other accrued liabilities" on our consolidated balance sheets.

 Regulated Utility Accounting

        Because we operate extensively in a regulated business, we are subject to the accounting standards for regulated utilities. The Commissions in the states in which we operate establish rates that are designed to permit the recovery of the cost of service and a return on investment. We capitalize and record regulatory assets for costs that would otherwise be charged to expense if it is probable that the incurred costs will be recovered in future rates. Regulatory assets are amortized over the future periods that the costs are expected to be recovered. If costs expected to be incurred in the future are currently being recovered through rates, we record those expected future costs as regulatory liabilities. In addition, we record regulatory liabilities when the Commissions require a refund to be made to our customers over future periods.

        Determining probability requires significant judgment by management and includes, but is not limited to, consideration of testimony presented in regulatory hearings, proposed regulatory decisions, final regulatory orders, and the strength or status of applications for rehearing or state court appeals. We also record a regulatory asset when a mechanism is in place to recover current expenditures and historical experience indicates that recovery of incurred costs is probable, such as the regulatory assets for pension benefits; and deferred income tax.

        If we determine that a portion of our assets used in utility operations is not recoverable in customer rates, we would be required to impair an asset and a write-down the assets' valuation. The 2010 Hawaii Water GRC for the Ka'anapali District included a $0.3 million asset impairment which was recorded during 2011 and the 2009 Cal Water GRC settlement included a $0.6 million asset impairment which was recorded during 2010.

Goodwill Accounting and Evaluation for Impairment

        During 2008, we acquired three privately held companies on the island of Hawaii: Waikoloa Resort Utilities, Inc; Waikoloa Water Company, Inc.; Waikoloa Sewer Company, Inc. (jointly referred to herein as the "Waikoloa Companies"). Total assets acquired were $26.9 million (including cash of $6.3 million), with liabilities assumed of $10.2 million (net of $12.6 million, which was paid at close of escrow) and initial goodwill of $3.9 million. During 2009 and after the completion of the evaluation of tax benefits of the Waikoloa Companies' net tax operating loss carryovers, goodwill was reduced by $1.3 million.

        In November of 2011 and 2010, we performed annual impairment tests of the remaining goodwill balance of $2.6 million by comparing the fair value of Hawaii Water, the reporting unit, with its carrying amount, including goodwill and no impairment was recorded. Our analysis considered the approval of future rate case proceedings for the various operations of Hawaii Water based on historical rate of return filings allowed by the Hawaii Public Utilities Commission. To the extent the approved rate of return filings allowed by the Hawaii Public Utilities Commission are less than expected, an impairment of the recorded goodwill may occur.

Income Taxes

        We account for income taxes using the asset and liability method. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. We measure deferred tax assets and liabilities at enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We recognize the effect on the deferred tax assets and liabilities of a change in tax rate in the period that includes the enactment date. We must also assess the likelihood that deferred tax assets will be recovered in future taxable income and, to the extent recovery is not probable, a valuation allowance would be recorded. If a valuation allowance were required, it could significantly increase income tax expense. In management's view, a valuation allowance was not required at December 31, 2011 or December 31, 2010.

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

        During 2010, the Company filed an application for a change in accounting method (Section 481 adjustment) with the State of California to change its plant-in-service state tax depreciation method from the double-declining method to the straight line method at the respective assets mid-life. The Company's application was approved by the State of California during the first quarter of 2011. California uses the flow-through method of accounting for income tax depreciation. As a result, the Company reduced its 2010 income tax obligation by $1.6 million, net of federal income taxes in the quarter ended March 31, 2011.

        The Tax Relief, Unemployment Insurance Reauthorization and Job Creation Act of 2010 will provide the Company with additional federal income tax deductions for assets placed in service after September 8, 2010 and before December 31, 2011. The federal income tax deduction was $6.6 million in 2010 and is estimated at $10.5 million in 2011.

        The California Franchise Tax Board (FTB) is auditing the Company's 2008 and 2009 California income tax returns. It is uncertain when the FTB will complete its audit. The Company believes that the final resolution of the FTB audit will not have a material adverse impact on its financial condition or results of operations. The Company is not under audit by any other jurisdiction.

Pension Benefits

        We incur costs associated with our pension and postretirement health care benefits plans. To measure the expense of these benefits, our management must estimate compensation increases, mortality rates, future health cost increases and discount rates used to value related liabilities and to determine appropriate funding. Different estimates used by our management could result in significant variances in the cost recognized for pension benefit plans. The estimates used are based on historical experience, current facts, future expectations, and recommendations from independent advisors and actuaries. We use an investment advisor to provide advice in managing the plan's investments. With the 2009 GRC settlement, we anticipate any increases in funding for the pension and postretirement health care benefits plans will be recovered in future rate filings, thereby mitigating the financial impact. We believe it is probable that future costs will be recovered in future rates and therefore have recorded a regulatory asset in accordance with generally accepted accounting principles.

Workers' Compensation and Other Claims

        We are self-insured for a portion of workers' compensation and other claims. Excess amounts are covered by insurance policies. For workers' compensation, we work with an independent actuary firm to estimate the discounted liability associated with claims submitted and claims not yet submitted based on historical data. These estimates could vary significantly from actual claims paid, which could impact earnings and cash flows. For other claims, management estimates the cost incurred but not yet paid using historical information. Actual costs could vary from these estimates. Management believes actual costs incurred would be allowed in future rates, mitigating the financial impact.

 Results of Operations

  Earnings

        Net income in 2011 and 2010 was $37.7 million and $40.6 million in 2009. Diluted earnings per common share were $0.90 in 2011, $0.90 in 2010, and $0.98 in 2009. The weighted average number of common shares outstanding used in the diluted earnings per share calculation was 41,772,000 in 2011, 41,638,000 in 2010, and 41,532,000 in 2009. Net income was the same in 2011 and 2010 because rate increases from the 2009 GRC and corresponding approved rates were offset by increases to operating expenses, long-term debt interest expense, and a reduction in net other income.

  Dividends

        At the January 2012 meeting, the Board of Directors declared the quarterly dividend, increasing it for the 45th consecutive year. The quarterly dividend was raised from $0.15375 to $0.1575 per common share, or an annual rate of $0.630 per common share. Dividends have been paid for 67 consecutive years. The annual dividends paid per common share in 2011, 2010, and 2009 were $0.615, $0.595, and $0.590, respectively. Earnings not paid as dividends are reinvested in the business for the benefit of stockholders. The dividend payout ratio was 68% in 2011, 66% in 2010, and 61% in 2009, for an average of 65% over the three-year period. Our long-term targeted dividend payout ratio is 60%

  Operating Revenue

        Operating revenue in 2011 was $501.8 million, an increase of $41.4 million, or 9.0%, over 2010. Operating revenue in 2010 was $460.4 million, an increase of $11.0 million, or 2.5%, over 2009. The estimated sources of changes in operating revenue were:

	2011	2010	2009
	Dollars in millions
Rate increases	$53.2	$28.5	$50.6
Usage by new customers	2.9	2.3	10.7
Net change due to actual versus adopted results, usage, and other(1)	(14.7)	(19.8)	(22.2)

Net change	$41.4	$11.0	$39.1

(1)
2011 deferred WRAM revenue was ($12.9 million) of the ($14.7 million) amount shown above. Net WRAM and MCBA deferred revenues are balances expected to be collected from ratepayers beyond 24 months following the end of the accounting period in which these revenues were recorded.

        The usage by existing customers can materially change based upon current weather patterns, influenced both by temperature and rainfall. However, with the adoption of the WRAM and MCBA for California customers on July 1, 2008, the impact of weather on gross margin has been minimized.

        In 2011, rate relief increased revenues by $53.2 million with a significant portion due to increased rates from the Cal Water's 2009 GRC and purchased water offsets. See the "Rates and Regulation" section of this annual report for more information on regulatory activity occurring in 2010, 2011, and through February 29, 2012.

  Water Production Expenses

        Water production expenses, which consist of purchased water, purchased power, and pump taxes, comprise the largest segment of total operating expenses. Water production costs accounted for 41.8%, 41.1%, and 40.8% of total operating costs in 2011, 2010, and 2009, respectively. The rates charged for wholesale water supplies, electricity, and pump taxes are established by various public agencies. As such, these rates are beyond our control.

        The table below provides the amount of increases and percent changes in water production costs during the past two years:

	2011			2010			2009
	Amount	Change	% Change	Amount	Change	% Change	Amount	Change	% Change
	Dollars in millions
Purchased water	$142.6	$16.7	13.3%	$125.9	$4.2	3.5%	$121.7	$10.0	9%
Purchased power	30.1	0.5	1.7%	29.6	1.3	4.6%	28.3	2.4	9%
Pump taxes	9.1	0.5	5.8%	8.6	(0.9)	(9.5)%	9.5	0.6	7%

Total water production expenses	$181.8	$17.7	10.8%	$164.1	$4.6	2.9%	$159.5	$13.0	9%

        The principal factors affecting water production expenses are the quantity, price and source of the water. Generally, water from wells costs less than water purchased from wholesale suppliers.

        The table below provides the amounts, percentage change, and source mix for the respective years:

	2011		2010		2009
	MG	% of Total	MG	% of Total	MG	% of Total
		Millions of gallons (MG)
Source:
Wells	57,433	47.7%	58,609	48.1%	64,685	49.2%
% change from prior year	(2.0)%		(9.4)%		(4.0)%
Purchased	56,253	46.7%	56,654	46.5%	60,292	45.8%
% change from prior year	(0.7)%		(6.0)%		(8.0)%
Surface	6,667	5.6%	6,679	5.4%	6,581	5.0%
% change from prior year	(0.2)%		1.5%		27.0%

Total	120,353	100.0%	121,942	100.0%	131,558	100.0%

% change from prior year	(1.3)%		(7.3)%		(4.5)%

        Purchased water expenses are affected by changes in quantities purchased, supplier prices, and cost differences between wholesale suppliers. For 2011, the $16.7 million increase in purchased water is due to wholesaler water rate increases between 3% and 38% despite a 1% decrease in purchased quantities. On an overall blended basis, wholesale water rates increased 14% on a cost-per-million-gallon basis in 2011. Purchased water expense for 2011 was partially offset by lease water rights credits of $1.0 million.

        For 2010, the $4.2 million increase in purchased water is due to wholesaler water rate increases between 5% and 24% despite a 6% decrease in purchased quantities. On an overall blended basis, wholesale water rates increased 10% on a cost-per-million-gallon basis in 2010. Purchased water expense for 2010 was partially offset by lease water rights credits of $1.9 million. The impact of variation of actual water production expense from the adopted expense, effective July 1, 2008, is recorded as a component of revenue under the MCBA. See Item 1, "Rates and Regulation" of this annual report.

        For 2009, purchased water expense increased by $10.0 million and was due to wholesaler water rate increases between 4% and 38% despite an 8% decrease in purchased quantities. Purchased water expense for 2009 was partially offset by lease water right credits of $1.8 million.

        Purchased power expenses are affected by the quantity of water pumped from wells and moved through the distribution system, rates charged by electric utility companies, and rate structures applied to usage during peak and non-peak times of the day or season. In 2011, 2010, and 2009 purchased power expense increased $0.5 million, $1.3 million, and $2.4 million, respectively, primarily due to power supplier rate increases.

        Changes in climate change regulations could increase the cost of purchased power which in turn would result in an increase in the rates our power suppliers charge us. Any change in pricing of our purchased power in California would be recovered from our rate payers by the MCBA. Any change in power costs in other states would be requested to be recovered by the rate payers in those states. The impact of such legislation, is dependent upon the enacted date, the factors that impact our suppliers cost structure, and their ability to pass the costs to us in their approved tariffs. These items are not known at this time.

  Administrative and General Expenses

        Administrative and general expenses include payroll related to administrative and general functions, all employee benefits charged to expense accounts, insurance expenses, legal fees, expenses associated with being a public company, and general corporate expenses.

        During 2011, administrative and general expenses increased $10.5 million, or 13.9%, as compared to last year. The increase was due primarily to increases in employee payroll costs, health care, pension and other employee costs, benefit costs, and outside service costs.

        During 2010, administrative and general expenses were flat as compared to the previous year. Pension costs, employee benefit costs, and payroll cost increases of $4.0 million in 2011 were offset by an increase in the proportion of labor and benefit costs included in capital projects, reductions to outside service costs, and reductions to employee relocation expenses.

  Other Operations Expenses

        The components of other operations expenses include payroll, material and supplies, and contract service costs of operating the regulated water systems, including the costs associated with water transmission and distribution, pumping, water quality, meter reading, billing, operations of district offices, and water conservation programs.

        During 2011, excluding the deferral of $10.5 million of operating expenses associated with the deferral of WRAM revenues, other operating expenses increased $8.7 million or 15.3% due to increased costs for water treatment, water quality testing, chemicals, labor, and conservation expenses compared to 2010. Conservation expense is fully recovered in rates for 2011, 2012, and 2013, and is tracked in a balancing account, such that revenues are recovered on a dollar-for-dollar basis up to the amounts authorized in the 2009 GRC.

        For 2010, other operations expenses did not increase from 2009. The net costs for water treatment, water quality testing, chemicals, labor, and conservation expense were approximately flat compared to 2009.

  Maintenance

        Maintenance expenses increased $1.0 million, or 5.2%, in 2011, compared to 2010 due to increased costs for repairs of mains, services, meters, hydrants, and other structures. For 2010, maintenance expenses increased $1.1 million, or 6.2%, compared to 2009, due to increased costs for repairs of mains.

  Depreciation and Amortization

        Depreciation and amortization increased $7.6 million in 2011 due to the 2009 GRC authorized depreciation rate changes effective January 1, 2011, and capital additions from the previous year, and increased $3.1 million in 2010 and $2.4 million in 2009 due to capital additions from the previous year.

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

  Income Taxes

        For 2011, income taxes decreased $1.4 million as compared to 2010. For 2010, income taxes decreased $2.8 million as compared to 2009. The effective tax rate was 38.4% (with the section 481 adjustment, which reduced 2011 state income taxes $1.6 million), 39.6%, and 40.4% in 2011, 2010, and 2009, respectively. The effective tax rate is impacted by the allowable tax benefit from an additional tax deduction for the qualified production activity deduction (QPAD) for income attributed to the production of water. The tax rate is also affected by the flow through method of accounting for income taxes which resulted from differences between tax depreciation and book depreciation on both pre-1982 assets, as well as all California assets. The flow through method of accounting is described in the Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements. We anticipate the reversal of federal tax depreciation on pre-1982 assets to continue in future years; however, its effect on our tax provision is uncertain due to the offsetting flow-through of state tax depreciation, which continues to increase with capital additions and the impact of cost to remove of pre-1982 assets. In September of 2010, bonus depreciation for federal income tax filings was extended through 2011. The additional bonus depreciation reduced our QPAD on the 2010 federal income tax filing and is expected to reduce our QPAD on the 2011 federal income tax filing.

  Property and Other Taxes

        For 2011, property and other tax expenses increased $1.2 million, or 7.2% from 2010. The increase was primary due to increased payroll taxes due to higher taxable wages and additional property taxes due to utility plant additions. For 2010, property and other tax expenses increased $0.3 million, or 1.7% from 2009. The increase was primary due to increased payroll taxes due to higher taxable wages and additional property taxes due to utility plant additions.

  Non-Regulated Revenue and Expense, Net

        The major components of non-regulated income are revenue and operating expenses related to the following activities:

  •
  operating and maintenance services (O&M) and meter reading and billing services;

  •
  antenna site leases;

  •
  design and construction services;

  •
  billing of optional third-party insurance program to our residential customers;

  •
  interest income;

  •
  selling surplus property;

  •
  change in cash surrender value of life insurance; and

  •
  non-regulated and new business expenses.

        Revenues from antenna site leases to telecommunication companies were $1.9 million, $2.2 million, and $2.0 million in 2011, 2010, and 2009, respectively. Revenues from the billing and marketing contract with Home Serve USA were $2.0 million, $2.0 million, and $1.7 million in 2011, 2010, and 2009, respectively. Changes to the cash surrender value (CSV) of life insurance contracts associated with our benefit plans have had a significant impact to non-regulated expenses. There was an unrealized loss of $1.9 million in 2011, an unrealized gain of $2.6 million in 2010, and an unrealized gain of $4.1 million in 2009. The CSV is determined in part by the market of certain underlining funds, the value of which reflects the changes in the stock market. For 2011, non-regulated income net of expenses decreased $2.0 million, or 88.3%, compared to 2010. The decrease was primarily due to an unrealized loss on the life insurance contracts associated with our benefit plans during 2011. See Note 3 of the Notes to Consolidated Financial Statements for additional information.

  Gain on Sale of Non-Utility Property

        For 2011, 2010, and 2009, there were no significant non-utility property sales. Earnings and cash flow from these transactions are sporadic and may or may not continue in future periods, depending upon market conditions. The Company has other non-utility properties that may be marketed in the future based on real estate market conditions.

  Interest Expenses

        In 2011, interest expense increased $3.3 million compared to 2010. This increase was attributable to interest expense on the $100 million of first mortgage bonds issued during the month of November 2010 and borrowings on our short-term line of credit which was partially offset by a $1.2 million increase in capitalized interest. In 2010, interest expense increased $3.5 million compared to 2009. This increase was mainly attributable to higher interest expense on the $100 million first mortgage bonds issued in April 2009, and borrowings on our short-term line of credit.

Rates and Regulation

        The following is a summary of 2011 rate filings and the anticipated annual impact on revenues. California decisions and resolutions may be found on the CPUC website at www.cpuc.ca.gov.

Type of Filing	Decision/Resolution	Approval Date	Increase Annual Revenue	CA District/ Subsidiary
GRC, Step Rate and Offset Filings
GRC Increase	AL 2015-A	Jan 2011	$28.6 million	All districts
Expense Offsets	Various(1)	Feb 2011	$7.4 million	5 districts
Expense Offset	AL 2031	June 2011	$0.6 million	Stockton
Expense Offsets	Various(2)	July 2011	$17.4 million	7 districts
Rate Base Offset	AL 2052	Sept 2011	$1.4 million	Westlake
Surcharges and Surcredits
Interim Rates	AL 2015-A	Jan 2011	$3.3 million	Various
ICBA	AL 2024-A	Mar 2011	$1.3 million	Various
Conservation	AL 2025 & AL 2026	Mar 2011	$(1.4) million	Various

(1)
Increases result from advice letters 2019, 2020, 2021, 2022, and 2023.

(2)
Increases result from advice letters 2036, 2037, 2038, 2039, 2040, 2041, and 2042.

        The estimated impact of current and prior year rate changes on operating revenues compared to prior years is listed in the following table:

	2011	2010	2009
	Dollars in millions
General Rate Case (GRC)(a)	$28.1	$0.4	$26.3
Step rate increases	1.8	6.3	5.9
Offset (purchased water/pump taxes)	21.4	19.9	16.2
Balancing accounts, net	1.0	0.1	0.9
Other rate increases	0.9	1.8	1.3

Total rate increases	$53.2	$28.5	$50.6

(a)
GRC activity was lower during 2010 because all 24 districts are filed together once every three years. The 2009 GRC was the first filing for all 24 districts with rate increases effective January 1, 2011. The 2010 rate increases were a carry-over from the 2007 GRC rate changes.

Water Supply

        Our source of supply varies among our operating districts. Certain districts obtain all of their supply from wells; some districts purchase all of their supply from wholesale suppliers; and other districts obtain supply from a combination of wells and wholesale suppliers. A small portion of supply comes from surface sources and is processed through Company-owned water treatment plants. To the best of management's knowledge, we are meeting water quality, environmental, and other regulatory standards for all company-owned systems.

        California's normal weather pattern yields little precipitation between mid-spring and mid-fall. The Washington Water service areas receive precipitation in all seasons, with the heaviest amounts during the winter. New Mexico Water's rainfall is heaviest in the summer monsoon season. Hawaii Water receives precipitation throughout the year, with the largest amounts in the winter months. Water usage in all service areas is highest during the warm and dry summers and declines in the cool winter months. Rain and snow during the winter months replenish underground water aquifers and fill reservoirs, providing the water supply for subsequent delivery to customers. To date, snowpack water content and rainfall accumulation during the 2011—2012 water year is 54% of normal (as of February 1, 2012 per the California Department of Water Resources). Precipitation in latter half of 2011 was below average. Management believes that supply pumped from underground aquifers and purchased from wholesale suppliers will be adequate to meet customer demand during 2012 and beyond. However, water rationing may be required in future periods, if declared by the state or local jurisdictions. Long-term water supply plans are developed for each of our districts to help assure an adequate water supply under various operating and supply conditions. Some districts have unique challenges in meeting water quality standards, but management believes that supplies will meet current standards using current treatment processes.

Liquidity and Capital Resources

  Cash flow from Operations

        During 2011, we generated cash flow from operations of approximately $111.3 million, compared to $75.5 million during 2010, and $72.4 million during 2009. In general, cash flow from operations is primarily generated by net income, non-cash expenses for depreciation and amortization, deferred income taxes, regulatory liabilities, other current liabilities, and changes of prepaid income taxes. Cash generated by operations varies during the year. The increase during 2011 compared to 2010 was primarily due to higher billing rates due to the 2009 GRC, decreased prepaid income taxes as a result of tax refunds, the timing of pensions, other employee benefit payments, other current liability payments, an increase in deferred income tax liabilities from additional bonus depreciation which was partially offset by growth in the net WRAM and MCBA accounts receivable balances. The increase during 2010 compared to 2009 was primarily due to increases in depreciation, and customer accounts receivable, which was partially offset by growth in the net WRAM and MCBA accounts receivable balances.

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

  Investing Activities

        During 2011 and 2010, we used $118.5 million and $123.9 million, respectively, of cash for capital expenditures, both company-funded and developer-funded. The 2012 budget estimated capital expenditures between $100 million and $125 million. Annual expenditures fluctuate each year due to the availability of construction resources and our ability to obtain construction permits in a timely manner.

  Financing Activities

        During 2011, there were no significant long-term debt or equity offerings; however, on June 29, 2011, the Company and Cal Water entered into new Syndicated Credit Agreements, which provide for unsecured revolving credit facilities of up to an initial aggregate amount of $400 million. The Syndicated Credit Facilities amend, expand, and replace the Company's and its subsidiaries' existing credit facilities originally entered into on October 27, 2009. The new credit facilities extended the terms until June 29, 2016, increased the Company's and Cal Water's unsecured revolving lines of credit, and lowered interest rates and fees. The Company and subsidiaries which it designates may borrow up to $100 million under the Company's revolving credit facility. Cal Water may borrow up to $300 million under its revolving credit facility; however, all borrowings need to be repaid within twelve months unless otherwise authorized by the CPUC. The proceeds from the revolving credit facilities may be used for working capital purposes, including the short-term financing of capital projects. The base loan rate may vary from LIBOR plus 72.5 basis points to LIBOR plus 95 basis points, depending on the Company's total capitalization ratio. Likewise, the unused commitment fee may vary from 8 basis points to 12.5 basis points based on the same ratio.

        The undercollected net WRAM and MCBA receivable balances were $49.6 million and $31.6 million as of December 31, 2011 and 2010, respectively. The growth in the undercollected balances were primarily financed by Cal Water and negatively affected the 2011 cash flows. Cal Water used short-term and long-term financing arrangements to meet operational cash requirements. Interest on the undercollected balances, the interest recoverable from ratepayers, is limited to the current 90-day commercial paper rates which is significantly lower than Cal Water's short and long-term financing rates.

        The Company borrowed $23.4 million on our bank lines of credit and advances and contributions in aid of construction increased $7.2 million during 2011, which was partially offset by refunds to developers of $6.2 million during 2011.

        On October 4, 2011, Cal Water entered into a capital lease arrangement with the City of Hawthorne to operate the City's water system for a 15-year period. The capital lease increased debt $9.2 million during 2011.

        Bond principal and other long-term debt payments were $3.0 million during 2011, compared to $13.7 million during 2010. The decrease in 2011 compared to 2010 was the $10 million repayment of series KKK during 2010.

        We raised the dividend rate in January 2012 to a post-split annual rate of $0.630 from the 2011 rate of $0.615. The annual dividend rate has increased from $0.570 per share of common stock in 2005 to $0.615 per share of common stock in 2011.

        During 2010, Cal Water issued $100 million aggregate principal amount of its 5.50% first mortgage bonds due in 2040, which are fully and unconditionally guaranteed by the Company.

        During 2009, Cal Water issued $100 million aggregate principal amount of its 5.875% first mortgage bonds due in 2019, which are fully and unconditionally guaranteed by the Company. Pursuant to the note purchase agreements and supplements thereto under which Cal Water's outstanding unsecured senior notes had been issued, Cal Water was required to issue a new series of First Mortgage Bonds in exchange for each outstanding series of unsecured senior notes with a like aggregate principal amount. The offering triggered this exchange provision. Accordingly, upon the closing of the offering, Cal Water was required to issue an additional series of First Mortgage Bonds under the mortgage indenture with a like aggregate principal amount to the holders of each series of its outstanding unsecured senior notes in exchange for each such series of notes.

  Short-Term Financing

        Short-term liquidity is provided by the bank lines of credit described above and by internally generated funds. Long-term financing is accomplished through the use of both debt and equity. As of December 31, 2011, there were short-term borrowings of $47.1 million outstanding on our unsecured revolving line of credit, which was amended and replaced on June 29, 2011, compared to $23.8 million outstanding on our original unsecured revolving line of credit as of December 31, 2010. The increase during 2011 was to finance Hawaii Water and Washington Water capital projects and operating activities during 2011.

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

        Both short-term credit agreements contain affirmative and negative covenants and events of default customary for credit facilities of this type including, among other things, limitations and prohibitions relating to additional indebtedness, liens, mergers, and asset sales. Also, these unsecured credit agreements contain financial covenants governing the Company and its subsidiaries' consolidated total capitalization ratio not to exceed 66.7% and interest coverage ratio of three or more. As of December 31, 2011, the Company's total capitalization ratio was 54.3% (trade payable is included as debt for this calculation) and interest ratio was four and three fourths. In summary, we have met all of the covenant requirements and are eligible to use the full amounts of these credit agreements.

        There was $0.2 million of new debt added to long-term debt during 2011, and we made principal payments on Cal Water's first mortgage bonds and other long-term debt of $3.0 million during 2011.

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

  Long-Term Financing

        On January 7, 2010, Cal Water filed an application for additional financing authority with the CPUC. This request was approved on September 23, 2010, and the CPUC decision authorizes Cal Water to issue $350 million of debt and common stock to finance capital projects and operations. In November 2010, Cal Water issued $100 million of first mortgage bonds in accordance with the CPUC decision.

        In 2011, we utilized cash generated from operations, borrowings on the lines of credit, and the first mortgage bond offerings. We did not issue any significant common stock in 2011. In future periods, management anticipates funding our capital needs through a relatively balanced approach between long term debt and equity.

        Additional information regarding the bank borrowings and long-term debt is presented in Notes 7 and 8 in the Notes to Consolidated Financial Statements.

  Off-Balance Sheet Transactions

        We do not utilize off-balance-sheet financing or utilize special purpose entity arrangements for financing. We do not have equity ownership through joint ventures or partnership arrangements.

  Contractual Obligations

        The contractual obligations presented in the table below represent our estimates of future payments under fixed contractual obligations and commitments. Changes in our business needs, cancellation provisions and changes in interest rates, as well as action by third parties and other factors, may cause these estimates to change. Therefore, our actual payments in future periods may vary from those presented in the table below. The following table summarizes our contractual obligations as of December 31, 2011.

	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	After 5 Years
	(In thousands)
Long-term debt	$477,760	$6,502	$53,044	$12,991	$405,223
Interest payments	402,146	28,820	54,395	51,002	267,929
Advances for construction	187,278	7,011	13,823	13,697	152,747
Pension and post retirement benefits	239,789	48,376	80,444	75,399	35,570
Capital lease obligations(*)	15,263	1,109	2,218	2,218	9,718
Facility leases	5,338	807	1,128	692	2,711
System leases	5,563	845	1,690	1,690	1,338
Water supply contracts	545,743	18,718	37,658	37,950	451,417

TOTAL	$1,878,880	$112,188	$244,400	$195,639	$1,326,653

*
Capital lease obligations represent total cash payments to be made in the future and includes interest expense of $4.9 million.

        Our contractual obligations are summarized in the table above. For pension and post retirement benefits other than pension obligations see Note 11 of the Notes to the consolidated Financial Statements. Long-term debt payments include annual sinking fund payments on first mortgage bonds, maturities of long-term debt, and annual payments on other long-term obligations. Advances for construction represent annual contract refunds to developers for the cost of water systems paid for by the developers. The contracts are non-interest bearing, and refunds are generally on a straight-line basis over a 40-year period. System and office leases include obligations associated with leasing water systems and rents for office space.

        There are three capital leases, the most significant was the City of Hawthorne water system. In October 2011, we entered into a new 15-year capital lease agreement to operate the City of Hawthorne water system. The system, which is located near the Hermosa-Redondo district, serves about half of Hawthorne's population. The new lease agreement required us to make an up-front $8.1 million lease payment to the city that is being amortized over the lease term. Additionally, annual lease payments of $0.9 million are made to the city and shall be increased or decreased each year on July 1, by the same percentage that the rates charged to customers served by the water system increased or decreased, exclusive of pass-through increases or decreases in the cost of water, power, and city-imposed fees, compared to the rates in effect on July 1 of the prior year, provided, that in no event will the annual lease payment be less than $0.9 million. Under the lease, we are responsible for all aspects of system operation and capital improvements, although title to the system and system improvements reside with the city. In exchange, we receive all revenue from the water system, which was $7.5 million, $7.5 million, and $6.1 million in 2011, 2010, and 2009, respectively. At the end of the lease, the city is required to reimburse us for the unamortized value of capital improvements made during the term of the lease.

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

        We have a contract with the Santa Clara Valley Water District, which contains minimum purchase obligations. The contract payment varies with the volume of water purchased above the minimum purchase levels. Management plans to continue to purchase and use at least the minimum quantity of water that is required to purchase under this contract in the future. Total paid to Santa Clara Valley Water District was $5.5 million in 2011, $5.3 million in 2010, and $5.4 million in 2009.

        The water supply contract with Stockton East Water District (SEWD) requires a fixed, annual payment and does not vary during the year with the quantity of water delivered by the district. Due to the fixed price arrangement, we utilize as much water as possible from SEWD in order to minimize the cost of operating Company-owned wells used to supplement SEWD deliveries. The total paid under the contract was $6.7 million in 2011, $6.2 million in 2010, and $5.5 million in 2009. Pricing under the contract varies annually. Estimated annual contractual obligations in the above table are based on the same payment level as 2011. Future cost increases by SEWD are expected to be offset by a decline in the allocation of costs to us as more of these costs are expected to be allocated to other SEWD customers due to growth within their service areas.

        On September 21, 2005, we entered into an agreement with Kern County Water Agency (Agency) to obtain treated water for our operations. The term of the agreement is to January 1, 2035, or until the Agency's bonds are repaid. The Agency's bonds are described below. Under the terms of the agreement, we were obligated to purchase approximately 17,500 acre feet of treated water in 2011 and an incrementally higher volume of water for each subsequent year until 2017, when we are obligated to purchase 20,500 acre feet of treated water per year. We are obligated to pay a capital facilities charge and a treated water charge regardless of whether we can use the water in our operation, and we are obligated for these charges even if the Agency cannot produce an adequate amount to supply the 20,500 acre feet in the year. This agreement supersedes a prior agreement with Kern County Water Agency for the supply of 11,500 acre feet of water per year. Total expense, under the prior agreement, was $6.1 million in 2011, and $5.5 million in 2010 and 2009, respectively.

        Three other parties, including the City of Bakersfield, are also obligated to purchase a total of 32,500 acre feet per year under separate agreements with the Agency. Further, the Agency has the right to proportionally reduce the water supply provided to all of the participants if it cannot produce adequate supplies. The participation of all parties in the transaction for expansion of the Agency's facilities, including its water purification plant, purchase of the water, and payment of interest and principal on the bonds being issued by the Agency to finance the transaction, is required as a condition to the obligation of the Agency to proceed with expansion of the Agency's facilities. If any of the other parties does not use its allocation in a given year, that party is still obligated to pay its contracted amount.

        The Agency has issued bonds to fund the project and will use the payments of the capital facilities charges by us and the other contracted parties to meet the Agency's obligations to pay interest and repay principal on the bonds. If any of the parties were to default on making payments of the capital facilities charge, then the other parties are obligated to pay for the defaulting party's share on a pro-rata basis. If there is a payment default by a party and the remaining parties have to make payments, they are also entitled to a pro-rata share of the defaulting party's water allocation.

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

        The total obligation of all parties, excluding us, is approximately $82.4 million to the Agency. Based on the credit worthiness of the other participants, which are government entities, our management believes it to be highly unlikely that we would be required to assume any other parties' obligations under the contract due to their default. If a party defaults, we would receive entitlement to the additional water for assuming the additional obligation.

        Once the project is complete, we are obligated to pay a capital facilities charge and charges related to treated water that together total $7.0 million annually, which equates to $341 dollars per acre foot. Annual payments of $3.6 million for the capital facilities charge began when the Agency issued bonds to fund the project. Total treated water charge for 2011 was $2.4 million. Once the entire expansion project is completed, the full annual payments will be $7.0 million which will continue through the term of the agreement. As treated water is being delivered, we will also be obligated for our portion of the operating costs; that portion is currently estimated to be $7 dollars per acre foot. The actual amount will vary due to variations from estimates, inflation, and other changes in the cost structure. Our overall estimated cost of $341 dollars per acre foot is less than the estimated cost of procuring untreated water (assuming water rights could be obtained) and then providing treatment.

  Capital Requirements

        Capital requirements consist primarily of new construction expenditures for expanding and replacing utility plant facilities and the acquisition of water systems. They also include refunds of advances for construction.

        Company-funded and developer-funded utility plant expenditures were $118.5 million, $123.9 million, and $110.6 million in 2011, 2010, and 2009, respectively. A majority of capital expenditures was associated with mains and water treatment equipment.

        For 2012, the Company is estimating its capital expenditures to be between $100 and $125 million. We do not expect significant increases or declines in annual capital expenditure for the next five years.

        Management expects developer-funded expenditures in 2012. These expenditures will be financed by developers through refundable advances for construction and non-refundable contributions in aid of construction. Developers are required to deposit the cost of a water construction project with us prior to our commencing construction work, or the developers may construct the facilities themselves and deed the completed facilities to us. Funds are generally received in advance of incurring costs for these projects. Advances are normally refunded over a 40-year period without interest. Future payments for advances received are listed under contractual obligations above. Because non-company-funded construction activity is solely at the discretion of developers, we cannot predict the level of future activity. The cash flow impact is expected to be minor due to the structure of the arrangements.

  Capital Structure

        Common stockholders' equity was $449.8 million at December 31, 2011 compared to $435.5 million at December 31, 2010. As noted above, the Company incurred additional long-term debt in 2011 and 2010.

        Total capitalization, including the current portion of long-term debt, at December 31, 2011, was $938.0 million and $917.1 million at December 31, 2010. In future periods, the Company intends to issue common stock and long-term debt to finance our operations. The capitalization ratios will vary depending upon the method we choose to finance our operations.

        At December 31, capitalization ratios were:

	2011	2010
Common equity	48.0%	47.5%
Long-term debt	52.0%	52.5%

        The return (from both regulated and non-regulated operations) on average common equity was 8.5% in 2011 compared to 9.0% in 2010.

  Acquisitions

        In 2011 and 2010, there were no significant acquisitions.

        In 2009, after receiving regulatory approval, Cal Water acquired two water utility systems with no increase to the allowed rate base. In addition, as part of the acquisition Cal Water assumed cash of $0.5 million and an obligation of equal amount to fund future capital projects on behalf of rate payers. No other assets or liabilities were assumed.

  Real Estate Program

        We own real estate. From time to time, certain parcels are deemed no longer used or useful for water utility operations. Most surplus properties have a low cost basis. We developed a program to realize the value of certain surplus properties through sale or lease of those properties. The program will be ongoing for a period of several years. Property sales produced pretax gains of less than $0.1 million in 2011 and 2010, respectively and $0.6 million 2009. As sales are dependent on real estate market conditions, future sales, if any, may or may not be at prior year levels.

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

        Over the next 12 months, approximately $6.5 million of the $488.2 million of existing long-term debt instruments will mature or require sinking fund payments. Applying a hypothetical 10 percent increase in the rate of interest charged on those borrowings would not have a material effect on our earnings.

Item 8.    Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
California Water Service Group
San Jose, California

        We have audited the accompanying consolidated balance sheets of California Water Service Group and subsidiaries (the "Company") as of December 31, 2011 and 2010, and the related consolidated statements of income, common stockholders' equity and cash flows for each of the three years in the period ended December 31, 2011. We also have audited the Company's internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

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

        A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of California Water Service Group and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ Deloitte & Touche LLP

San Francisco, California
February 29, 2012

CALIFORNIA WATER SERVICE GROUP

Consolidated Balance Sheets

	December 31,
	2011	2010
	In thousands, except per share data
ASSETS
Utility plant:
Land	$37,703	$21,355
Depreciable plant and equipment	1,807,569	1,695,075
Construction work in progress	98,623	103,214
Intangible assets	16,486	24,122

Total utility plant	1,960,381	1,843,766
Less accumulated depreciation and amortization	(579,262)	(549,469)

Net utility plant	1,381,119	1,294,297

Current assets:
Cash and cash equivalents	27,203	42,277
Receivables: net of allowance for doubtful accounts of $669 and $804, respectively
Customers	28,418	25,813
Regulatory balancing accounts	21,680	14,784
Other	6,422	5,386
Unbilled revenue	15,068	13,925
Materials and supplies at weighted average cost	5,913	6,058
Prepaid income taxes	—	10,168
Taxes, prepaid expenses, and other assets	9,184	7,799

Total current assets	113,888	126,210

Other assets:
Regulatory assets	319,898	229,577
Unamortized debt premium and expense	6,071	6,489
Goodwill	2,615	2,615
Other	30,996	32,878

Total other assets	359,580	271,559

	$1,854,587	$1,692,066

CAPITALIZATION AND LIABILITIES
Capitalization:
Preferred stock	$—	$—
Common stock, $0.01 par value; 68,000 shares authorized, 41,817 and 41,667, outstanding in 2011 and 2010, respectively	418	416
Additional paid-in capital	219,572	217,309
Retained earnings	229,839	217,801

Total common stockholders' equity	449,829	435,526
Long-term debt, less current maturities	481,632	479,181

Total capitalization	931,461	914,707

Current liabilities:
Current maturities of long-term debt	6,533	2,380
Short-term borrowings	47,140	23,750
Accounts payable	48,923	39,505
Regulatory balancing accounts	2,655	3,025
Accrued other taxes	3,942	3,079
Accrued interest	4,756	4,651
Other accrued liabilities	37,926	30,958

Total current liabilities	151,875	107,348

Unamortized investment tax credits	2,254	2,244
Deferred income taxes	116,368	107,084
Regulatory liabilities	28,037	17,079
Pension and postretirement benefits other than pension	232,110	155,224
Advances for construction	187,278	186,899
Contributions in aid of construction	154,191	136,356
Other long-term liabilities	51,013	65,125
Commitments and contingencies	—	—

	$1,854,587	$1,692,066

See accompanying Notes to Consolidated Financial Statements.

CALIFORNIA WATER SERVICE GROUP

Consolidated Statements of Income

	For the Years Ended December 31,
	2011	2010	2009
	In thousands, except per share data
Operating revenue	$501,814	$460,399	$449,372

Operating expenses:
Operations:
Purchased water	142,570	125,930	121,695
Purchased power	30,053	29,577	28,252
Pump taxes	9,130	8,600	9,537
Administrative and general	85,758	75,276	75,243
Other	54,696	56,518	56,577
Maintenance	20,698	19,685	18,537
Depreciation and amortization	50,385	42,828	39,778
Income taxes	23,025	23,069	24,812
Property and other taxes	18,332	17,103	16,822

Total operating expenses	434,647	398,586	391,253

Net operating income	67,167	61,813	58,119

Other income and expenses:
Non-regulated revenue	16,160	15,993	18,190
Non-regulated expense	(15,822)	(12,312)	(12,452)
Gain on sale of non-utility property	62	22	560
Income tax (expense) on other income and expenses	(141)	(1,487)	(2,550)

Net other income	259	2,216	3,748

Interest expense:
Interest expense	32,455	27,936	24,394
Less: capitalized interest	(2,741)	(1,563)	(3,081)

Net interest expense	29,714	26,373	21,313

Net income	$37,712	$37,656	$40,554

Earnings per share:
Basic	$0.90	$0.90	$0.98
Diluted	$0.90	$0.90	$0.98
Weighted average number of common shares outstanding:
Basic	41,762	41,612	41,490
Diluted	41,772	41,638	41,532

See accompanying Notes to Consolidated Financial Statements.

CALIFORNIA WATER SERVICE GROUP

Consolidated Statements of Common Stockholders' Equity

For the Years Ended December 31, 2011, 2010 and 2009

	Common Stock
			Additional Paid-in Capital	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
			In thousands
Balance at December 31, 2008	41,447	$414	$213,715	$188,820	$402,949
Net income	—	—	—	40,554	40,554
Issuance of common stock	84	2	1,605	—	1,607
Dividends paid on common stock	—	—	—	(24,476)	(24,476)

Balance at December 31, 2009	41,531	416	215,320	204,898	420,634
Net income	—	—	—	37,656	37,656
Issuance of common stock	136	—	1,989	—	1,989
Dividends paid on common stock	—	—	—	(24,753)	(24,753)

Balance at December 31, 2010	41,667	416	217,309	217,801	435,526
Net income	—	—	—	37,712	37,712
Issuance of common stock	150	2	2,263	—	2,265
Dividends paid on common stock	—	—	—	(25,674)	(25,674)

Balance at December 31, 2011	41,817	$418	$219,572	$229,839	$449,829

See accompanying Notes to Consolidated Financial Statements.

CALIFORNIA WATER SERVICE GROUP

Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2011	2010	2009
		In thousands
Operating activities:
Net income	$37,712	$37,656	$40,554

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	51,981	45,265	41,643
Amortization of debt premium and expenses	1,082	979	970
Other changes in noncurrent assets and liabilities	5,329	3,725	3,688
Change in value of life insurance contracts	1,876	(2,641)	(4,107)
Gain on sale of non-utility property	(62)	(22)	(560)
Changes in operating assets and liabilities:
Receivables	(8,213)	(860)	(9,557)
Unbilled revenue	(1,143)	(508)	(305)
Taxes, prepaid expenses, and other assets	11,823	(2,842)	(2,332)
Accounts payable	4,612	220	1,340
Other current liabilities	8,270	(598)	734
Other changes, net	(1,995)	(4,864)	356

Net adjustments	73,560	37,854	31,870

Net cash provided by operating activities	111,272	75,510	72,424

Investing activities:
Utility plant expenditures	(118,546)	(123,926)	(110,608)
Proceeds from sale of non-utility assets	64	34	810
Purchase of life insurance	(1,744)	(1,891)	(1,813)
Changes in restricted cash	(3,042)	3,169	(3,104)

Net cash used in investing activities	(123,268)	(122,614)	(114,715)

Financing activities:
Short-term borrowings	23,390	85,750	20,000
Repayment of short-term borrowings	—	(74,000)	(48,000)
Issuance of common stock, net of expenses	965	912	614
Issuance of long-term debt, net of expenses	178	106,173	97,980
Advances and contributions in aid of construction	7,231	5,313	4,981
Refunds of advances for construction	(6,205)	(6,188)	(6,039)
Retirement of long-term debt	(2,963)	(13,692)	(6,772)
Dividends paid	(25,674)	(24,753)	(24,476)

Net cash (used in) provided by financing activities	(3,078)	79,515	38,288

Change in cash and cash equivalents	(15,074)	32,411	(4,003)
Cash and cash equivalents at beginning of year	42,277	9,866	13,869

Cash and cash equivalents at end of year	$27,203	$42,277	$9,866

Supplemental disclosures of cash flow information:
Cash paid (received) during the year for:
Interest (net of amounts capitalized)	$26,998	$24,425	$20,351
Income taxes	10,535	9,815	14,003
Income tax refunds	(11,028)	—	(2,500)
Supplemental disclosure of non-cash activities:
Accrued payables for investments in utility plant	9,008	6,565	9,570
Utility plant contributed by developers	14,991	31,422	24,198
MTBE reclassification from other long-term liabilities to CIAC	16,735	—	—
Hawthorne capital lease	9,388	—	—

See accompanying Notes to Consolidated Financial Statements.

CALIFORNIA WATER SERVICE GROUP

Notes to Consolidated Financial Statements

December 31, 2011, 2010, and 2009

Amounts in thousands, except share data

1 ORGANIZATION AND OPERATIONS

        California Water Service Group (Company) is a holding company that provides water utility and other related services in California, Washington, New Mexico, and Hawaii through its wholly-owned subsidiaries. California Water Service Company (Cal Water), Washington Water Service Company (Washington Water), New Mexico Water Service Company (New Mexico Water), and Hawaii Water Service Company, Inc. (Hawaii Water) provide regulated utility services under the rules and regulations of their respective state's regulatory commissions (jointly referred to as the Commissions). CWS Utility Services and HWS Utility Services LLC provide non-regulated water utility and utility-related services.

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

        The preparation of the Company's consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the consolidated balance sheet dates and the reported amounts of revenues and expenses for the periods presented. These include, but are not limited to, estimates and assumptions used in determining the Company's regulatory asset and liability balances based upon probability assessments of regulatory recovery, revenues earned but not yet billed, asset retirement obligations, allowance for doubtful accounts, pension and other employee benefit plan liabilities, and income tax-related assets and liabilities. Actual results could differ from these estimates.

        Effective on June 8, 2011, the Company's Certificate of Incorporation was amended to increase the number of authorized shares of the Company's common stock from 25,000,000 shares to 68,000,000 shares in connection with a 2 for 1 stock split effected as a dividend. As a result, the number of authorized shares under the equity incentive plan authorized shares also increased to 2,000,000 shares of common stock. The common stock par value of $0.01 was not changed. The increased number of authorized shares and 2 for 1 stock split effective June 10, 2011 are retroactively applied to these financial statements resulting in an increase in the number of shares outstanding.

2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Revenue

        Revenue generally includes monthly cycle customer billings for regulated water and wastewater services at rates authorized by regulatory commissions (plus an estimate for water used between the customer's last meter reading and the end of the accounting period) and billings to certain non-regulated customers at rates authorized by contract with government agencies.

CALIFORNIA WATER SERVICE GROUP

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, 2010, and 2009

Amounts in thousands, except share data

2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        The Company's regulated water and waste water revenue requirements are authorized by the Commissions in the states in which we operate. The revenue requirements are intended to provide the Company a reasonable opportunity to recover its operating costs and earn a return on investments.

        For metered customers, Cal Water recognizes revenue from rates which are designed and authorized by the California Public Utilities Commission (CPUC). Under the Water Revenue Adjustment Mechanism (WRAM), Cal Water records the adopted level of volumetric revenues, which would include recovery of cost of service and a return on investments, as established by the CPUC for metered accounts (adopted volumetric revenues). In addition to volumetric-based revenues, the revenue requirements approved by the CPUC include service charges, flat rate charges, and other items not subject to the WRAM. The adopted volumetric revenue considers the seasonality of consumption of water based upon historical averages. The variance between adopted volumetric revenues and actual billed volumetric revenues for metered accounts is recorded as a component of revenue with an offsetting entry to a regulatory asset or liability balancing account (tracked individually for each Cal Water district) subject to certain criteria under the accounting for regulated operations being met. The variance amount may be positive or negative and represents amounts that will be billed or refunded to customers in the future.

        Cost-recovery rates are designed to permit full recovery of certain costs allowed to be recovered by the Commissions. Cost-recovery rates such as the Modified Cost Balancing Account (MCBA) provides for recovery of adopted expense levels for purchased water, purchased power and pump taxes, as established by the CPUC. In addition, cost-recovery rates include recovery of cost related to water conservation programs and certain other operation expenses adopted by the CPUC. Variances (which include the effects of changes in both rate and volume for the MCBA) between adopted and actual costs are recorded as a component of revenue, as the amount of such variances will be recovered from or refunded to our customers at a later date. There is no markup for return or profit for cost-recovery expenses and are generally recognized when expenses are incurred.

        The balances in the WRAM and MCBA assets and liabilities accounts will fluctuate on a monthly basis depending upon the variance between adopted and actual results. The recovery or refund of the WRAM is netted against the MCBA over- or under-recovery for the corresponding district and is interest bearing at the current 90 day commercial paper rate. When the net amount for any district achieves a pre-determined level at the end of any calendar year (i.e., at least 2.5 percent over- or under-recovery of the authorized revenue requirement), Cal Water files with the CPUC to refund or collect the balance in the accounts. Account balances less than those levels may be refunded or collected in Cal Water's general rate case proceedings or aggregated with future calendar year balances for comparison with the recovery level. Cal Water excluded net WRAM and MCBA operating revenue of $12,864, associated costs of $10,492, and the related $2,372 of net operating income before income taxes as of December 31, 2011, due to the net receivable balance estimated to be collected more than 24 months. The net WRAM and MCBA revenue and associated costs were determined using forecasts of rate payer consumption trends in future reporting periods and the timing of when the CPUC will authorize Cal Water's filings to recover the undercollected balances. The deferred revenue and associated cost amounts will be recorded in future periods as the collection becomes within twenty-four months of the respective reporting period.

CALIFORNIA WATER SERVICE GROUP

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, 2010, and 2009

Amounts in thousands, except share data

2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        The net WRAM and MCBA balances as of December 31, 2011 and 2010 are:

	2011	2010
Net short-term receivable	$19,357	$14,784
Net long-term receivable	30,268	16,786

Total receivable	$49,625	$31,570

Net short-term payable	$543	$3,025
Net long-term payable	145	579

Total payable	$688	$3,604

        Flat rate customers are billed in advance at the beginning of the service period. The revenue is prorated so that the portion of revenue applicable to the current period is included in that period's revenue, with the balance recorded as unearned revenue on the balance sheet and recognized as revenue when earned in the subsequent accounting period. Our unearned revenue liability was $1,871 and $1,569 as of December 31, 2011 and 2010, respectively. This liability is included in "other accrued liabilities" on our consolidated balance sheets.

  Allowance for Doubtful Accounts

        The Company provides an allowance for doubtful accounts receivable. The allowance is based upon specific identified accounts plus an estimate of uncollectible accounts based upon historical percentages. The balance of customer receivables is net of the allowance for doubtful accounts at December 31, 2011 and 2010 of $669 and $804, respectively.

        The activities in the allowance for doubtful accounts are as follows:

	2011	2010	2009
Beginning Balance	$804	$847	$1,210
Provision for uncollectible accounts	1,250	1,500	1,462
Net write off of uncollectible accounts	(1,385)	(1,543)	(1,825)

Ending Balance	$669	$804	$847

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

CALIFORNIA WATER SERVICE GROUP

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, 2010, and 2009

Amounts in thousands, except share data

2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

  Utility Plant

        Utility plant is carried at original cost when first constructed or purchased, or at fair value when acquired through acquisition. When depreciable plant is retired, the cost is eliminated from utility plant accounts and such costs are charged against accumulated depreciation. Maintenance of utility plant is charged to operating expenses as incurred. Maintenance projects are not accrued for in advance. Interest is capitalized on plant expenditures during the construction period and amounted to $2,741 in 2011, $1,563 in 2010, and $3,081 in 2009.

        Intangible assets acquired as part of water systems purchased are recorded at fair value. All other intangibles have been recorded at cost and are amortized over their useful life.

        The following table represents depreciable plant and equipment as of December 31:

	2011	2010
Equipment	$382,195	$321,958
Transmission and distribution plant	1,287,010	1,263,895
Office buildings and other structures	138,364	109,222

Total	$1,807,569	$1,695,075

        Depreciation of utility plant for financial statement purposes is computed on a straight-line basis over the assets' estimated useful lives including cost of removal of certain assets as follows:

Useful Lives
Equipment	5 to 50 years
Transmission and distribution plant	40 to 65 years
Office Buildings and other structures	50 years

        The provision for depreciation expressed as a percentage of the aggregate depreciable asset balances was 3.0% in 2011, 2.8% in 2010, and 2.8% 2009. For income tax purposes, as applicable, the Company computes depreciation using the accelerated methods allowed by the respective taxing authorities.

  Asset Retirement Obligation

        The Company has a legal obligation to retire wells in accordance with Department of Public Health regulations. In addition, upon decommission of a wastewater plant or lift station certain wastewater infrastructure would need to be retired in accordance with Department of Public Health regulations. The Company has collected retirement obligation costs from ratepayers through depreciation expense. As of December 31, 2011 and 2010 the retirement obligation is estimated to be $14,049 and $10,582, respectively. The change only impacted the consolidated balance sheet.

CALIFORNIA WATER SERVICE GROUP

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, 2010, and 2009

Amounts in thousands, except share data

2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

  Cash Equivalents

        Cash equivalents include highly liquid investments with remaining maturities of three months or less at the time of acquisition.

  Restricted Cash

        In 2011 restricted cash includes $3 million of Cal Water and a third party cash deposits for a capital project. It also includes $1.2 million of proceeds collected through a surcharge on certain customers' bills plus interest earned on the proceeds and is used to service California Safe Drinking Water Bond obligations. All restricted cash is included in prepaid expenses. At December 31, 2011 and 2010, restricted cash was $4,225 and $1,183, respectively.

  Regulatory Assets and Liabilities

        Regulatory assets and liabilities were comprised of the following as of December 31:

	2011	2010
Regulatory Assets
Pension and retiree group health	$213,819	$145,451
Income tax temporary differences	34,664	30,934
Other accrued benefits	31,453	29,919
Net WRAM and MCBA long-term accounts receivable	30,268	16,786
Asset retirement obligations, net	9,694	6,487

Total Regulatory Assets	$319,898	$229,577

Regulatory Liabilities
Future tax benefits due ratepayers	$16,978	$15,253
Conservation program	4,328	—
Pension balancing account	1,936	—
Other liabilities	4,795	1,826

Total Regulatory Liabilities	$28,037	$17,079

        Short-term regulatory assets and liabilities are excluded from the above table. The short-term regulatory assets for 2011 and 2010 were $21,680 and $14,784, respectively. The short-term regulatory assets were primarily net WRAM/MCBA receivable balances. The short-term portion of regulatory liabilities for 2011 and 2010 were $2,655 and $3,025, respectively.

        The Company operates extensively in a regulated business, and as such is subject to the accounting standards for regulated utilities. Utility companies defer costs and credits on the balance sheet as regulatory assets and liabilities when it is probable that those costs and credits will be recognized in the ratemaking process in a period different from the period in which they would have been reflected in income by an unregulated company. Regulatory assets other than WRAM represent deferral of costs that will be recovered in the future and do not include a return. In determining the probability of costs

CALIFORNIA WATER SERVICE GROUP

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, 2010, and 2009

Amounts in thousands, except share data

2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

being recognized in other periods, the Company considers regulatory rules and decisions, past practices, and other facts or circumstances that would indicate if recovery is probable. In the event that a portion of the Company's operations were no longer subject to the accounting standards for regulated utilities, the Company would be required to write off related regulatory assets and liabilities. If a commission determined that a portion of the Company's assets were not recoverable in customer rates, the Company would be required to determine if the Company had suffered an asset impairment that would require a write-down in the assets' valuation.

        The Company's qualified, defined-benefit, non-contributory pension plan and other postretirement plan benefit (Retire Group Health) regulatory asset is the amount the Company expects to recover from ratepayers in the future for these plans at the end of the calendar year, which also includes amounts that otherwise would be recorded to accumulated other comprehensive loss in the Consolidated Balance Sheet.

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

        Other accrued benefits are accrued benefits for vacation, self-insured workers' compensation, and directors' retirement benefits. The net WRAM and MCBA long-term accounts receivable is the undercollected portion of recorded revenues that are expected to be collected from ratepayers within 24 months. The asset retirement obligations is recorded net of depreciation which has been recorded and recognized through the regulatory process over the remaining useful life of the related asset.

        The future tax benefits regulatory liability are future benefits to ratepayers for tax deductions that will be allowed in the future. Regulatory liabilities also reflect timing differences provided at higher than the current tax rate, which will flow-through to future ratepayers. The conservation program regulatory liability is for cost recovery in rates that exceeded incurred costs and is refundable to ratepayers as of December 31, 2011.

  Impairment of Long-Lived Assets, Intangibles and Goodwill

        The Company regularly reviews its long-lived assets, intangible assets and goodwill for impairment annually or when events or changes in business circumstances have occurred that indicate the carrying amount of such assets may not be fully realizable. Potential impairment of assets held for use is determined by comparing the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the asset. If assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying value of the asset exceeds its fair value. In the 2010 Hawaii Water GRC for the Ka'anapali Water District, construction costs of $320 were removed from rate base and expensed as a non-regulated expense during 2011 and in the Cal Water

CALIFORNIA WATER SERVICE GROUP

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, 2010, and 2009

Amounts in thousands, except share data

2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

2009 GRC settlement, construction costs of $634 were removed from rate base and expensed to non-regulated expense during 2010.

        Goodwill is measured as the excess of the cost of an acquisition over the sum of the amounts assigned to identifiable assets acquired less liabilities assumed. Goodwill and other identifiable intangible assets are accounted for in accordance with generally accepted accounting principles. Goodwill is not amortized but instead is reviewed annually at November 30th for impairment or more frequently if impairment indicators arise.

        The impairment test is performed at the reporting unit level using a two-step, fair-value based approach. The first step determines the fair value of the reporting unit and compares it to the reporting unit's carrying value. If the fair value of the reporting unit is less than its carrying amount, a second step is performed to measure the amount of impairment loss, if any. The second step allocates the fair value of the reporting unit to the Company's tangible and intangible assets and liabilities. This derives an implied fair value for the reporting unit's goodwill. If the carrying amount of the reporting unit's goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized equal to the excess.

        The recorded goodwill balance as of December 31, 2011 and 2010, relate to the Hawaii Water Service Company reporting unit. Based on our annual goodwill impairment test, no impairment was recorded in 2011 or 2010.

  Long-Term Debt Premium, Discount and Expense

        The discount and issuance expense on long-term debt is amortized over the original lives of the related debt on a straight-line basis which approximates the effective interest method. Premiums paid on the early redemption of certain debt and the unamortized original issuance discount and expense are amortized over the life of new debt issued in conjunction with the early redemption. Amortization expense included in interest expense was $1,082, $979, and $970 for 2011, 2010, and 2009, respectively.

  Advances for Construction

        Advances for Construction consist of payments received from developers for installation of water production and distribution facilities to serve new developments. Advances are excluded from rate base for rate setting purposes. Annual refunds are made to developers without interest. Advances of $185,902, and $185,332 at December 31, 2011, and 2010, respectively, will be refunded primarily over a 40-year period in equal annual amounts. In addition, other Advances for Construction totaling $1,376 and $1,567 at December 31, 2011, and 2010, respectively, are refundable based upon customer connections. Estimated refunds of advances for each succeeding year (2012 through 2016) are approximately $7,011, $6,914, $6,908, $6,850, $6,847 and $152,748 thereafter.

  Contributions in Aid of Construction

        Contributions in Aid of Construction represent payments received from developers, primarily for fire protection purposes, which are not subject to refunds. Facilities funded by contributions are

CALIFORNIA WATER SERVICE GROUP

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, 2010, and 2009

Amounts in thousands, except share data

2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

        The accounting standards for accounting for uncertainty in income taxes also requires the inclusion of interest and penalties related to uncertain tax positions as a component of income taxes. See note 10 "Income Taxes".

  Workers' Compensation, General Liability and Other Claims

        For workers' compensation, the Company estimates the liability associated with claims submitted and claims not yet submitted based on historical data. Expenses for workers compensation insurance are included in rates on a pay-as-you-go basis. Therefore, a corresponding regulatory asset has been recorded. For general liability claims and other claims, the Company estimates the cost incurred but not yet paid using historical information.

  Collective Bargaining Agreements

        As of December 31, 2011, the Company had 1,132 employees, including 703 non-supervisory employees who are represented by the Utility Workers Union of America, AFL-CIO, except certain engineering and laboratory employees who are represented by the International Federation of Professional and Technical Engineers, AFL-CIO. The union agreements expire at the end of 2014.

CALIFORNIA WATER SERVICE GROUP

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, 2010, and 2009

Amounts in thousands, except share data

2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

  Earnings Per Share

        The computations of basic and diluted earnings per share are noted below. Basic earnings per share are computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts were exercised or converted into common stock. Restricted Stock Awards (RSAs) are included in the common shares outstanding because the shares have all the same voting and dividend rights as issued and unrestricted common stock.

        At December 31, 2010 and 2009, there were 65,000 and 125,500, respectively, common stock options outstanding. All remaining common stock options were exercised during 2011. The Company did not grant any Stock Appreciation Rights (SAR) in 2011 and 2010. SARs outstanding were 361,356 shares as of December 31, 2011, 2010, and 2009.

        All options are dilutive and the SARs are antidilutive. The dilutive effect is shown in the table below.

	2011	2010	2009
	(In thousands, except per share data)
Net income as reported and available to common stockholders	$37,712	$37,656	$40,554

Weighted average common shares, basic	41,762	41,612	41,490
Dilutive common stock equivalents (treasury method)	10	26	42

Shares used for dilutive calculation	41,772	41,638	41,532

Earnings per share—basic	$0.90	$0.90	$0.98
Earnings per share—diluted	$0.90	$0.90	$0.98

  Stock-based Compensation

        The Company follows accounting standards for stock-based compensation. Compensation cost is measured at the grant date based on the fair value of the award. The Company recognizes compensation as expense on a straight-line basis over the requisite service period, which is the vesting period.

  Accumulated Other Comprehensive Income or Loss

        The Company did not have any accumulated other comprehensive income or loss transactions for 2011, 2010, and 2009.

CALIFORNIA WATER SERVICE GROUP

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, 2010, and 2009

Amounts in thousands, except share data

3 OTHER INCOME AND EXPENSES

        The Company conducts various non-regulated activities as reflected in the table below.

	2011		2010		2009
	Revenue	Expense	Revenue	Expense	Revenue	Expense
Operating and maintenance	$9,176	$9,689	$9,237	$9,713	$11,210	$11,525
Meter reading and billing	1,212	944	1,207	990	1,205	929
Leases	1,892	330	2,162	877	2,026	805
Design and construction	1,689	1,420	1,306	1,041	1,717	1,515
Interest income	75	—	28	—	106	—
Change in value of life insurance contracts	—	1,876	—	(2,641)	—	(4,107)
Other non-regulated income and expenses	2,116	1,563	2,053	2,332	1,926	1,785

Total	$16,160	$15,822	$15,993	$12,312	$18,190	$12,452

        Operating and maintenance services and meter reading and billing services are provided for water and wastewater systems owned by private companies and municipalities. The agreements call for a fee-per-service or a flat-rate amount per month. Leases have been entered into with telecommunications companies for cellular phone antennas placed on the Company's property. Design and construction services are for the design and installation of water mains and other water infrastructure for others outside the Company's regulated service areas. Third-party insurance program revenues are included in other non-regulated income and expenses.

4 INTANGIBLE ASSETS

        As of December 31, 2011 and 2010, intangible assets that will continue to be amortized and those not amortized were:

		2011			2010
	Weighted Average Amortization Period
		Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Amortized intangible assets:
Hawthorne lease	—	$—	$—	$—	$6,515	$6,463	$52
Water pumping rights	usage	1,084	14	1,070	1,084	14	1,070
Water planning studies	12	11,087	3,413	7,674	11,066	2,812	8,254
Leasehold improvements and other	22	1,086	345	741	2,252	1,747	505

Total	14	$13,257	$3,772	$9,485	$20,917	$11,036	$9,881

Unamortized intangible assets:
Perpetual water rights and other		$3,229	—	$3,229	$3,221	—	$3,221

        For the years ended December 31, 2011, 2010, and 2009, amortization of intangible assets was $1,421, $1,894, and $1,310, respectively. Estimated future amortization expense related to intangible assets for the succeeding five years is approximately $1,126, $1,100, $1,009, $955, $915, and $4,380 thereafter.

CALIFORNIA WATER SERVICE GROUP

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, 2010, and 2009

Amounts in thousands, except share data

5 PREFERRED STOCK

        The Company is authorized to issue 241,000 shares of Preferred Stock as of December 31, 2011. No shares of Preferred Stock were issued and outstanding at December 31, 2011 or 2010.

6 COMMON STOCKHOLDERS' EQUITY

        As of December 31, 2011 and 2010, 41,817,032 shares and 41,666,606 shares, respectively, of common stock were issued and outstanding.

  Dividend Reinvestment and Stock Repurchase Plan

        The Company has a Dividend Reinvestment and Stock Purchase Plan (DRIP Plan). Under the DRIP Plan, stockholders may reinvest dividends to purchase additional Company common stock without commission fees. The Plan also allows existing stockholders and other interested investors to purchase Company common stock through the transfer agent up to certain limits. The Company's transfer agent operates the DRIP Plan and purchases shares on the open market to provide shares for the Plan.

7 SHORT-TERM BORROWINGS

        On June 29, 2011, the Company and Cal Water entered into Syndicated Credit Agreements, which provide for unsecured revolving credit facilities of up to an initial aggregate amount of $400 million. The Syndicated Credit Facilities amend, expand, and replace the Company's and its subsidiaries' existing credit facilities originally entered into on October 27, 2009. The new credit facilities extended the terms until June 29, 2016, increased the Company's and Cal Water's unsecured revolving lines of credit, and lowered interest rates and fees. The Company and subsidiaries which it designates may borrow up to $100 million under the Company's revolving credit facility. Cal Water may borrow up to $300 million under its revolving credit facility; however, all borrowings need to be repaid within twelve months unless otherwise authorized by the CPUC. The proceeds from the revolving credit facilities may be used for working capital purposes, including the short-term financing of capital projects. The base loan rate may vary from LIBOR plus 72.5 basis points to LIBOR plus 95 basis points, depending on the Company's total capitalization ratio. Likewise, the unused commitment fee may vary from 8 basis points to 12.5 basis points based on the same ratio.

        Both short-term unsecured credit agreements contain affirmative and negative covenants and events of default customary for credit facilities of this type including, among other things, limitations and prohibitions relating to additional indebtedness, liens, mergers, and asset sales. Also, these unsecured credit agreements contain financial covenants governing the Company and its subsidiaries' consolidated total capitalization ratio and interest coverage ratio. As of December 31, 2011, the Company and Cal Water have met all borrowing covenants for both credit agreements.

        As of December 31, 2011 and December 31, 2010, the outstanding borrowings on the Company lines of credit were $47.1 million and $23.8 million, respectively, and there were no borrowings on the Cal Water lines of credit for both periods.

CALIFORNIA WATER SERVICE GROUP

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, 2010, and 2009

Amounts in thousands, except share data

7 SHORT-TERM BORROWINGS (Continued)

        The following table represents borrowings under the bank lines of credit:

	2011	2010
Maximum short-term borrowings	$47,140	$80,250
Average amount outstanding	$32,324	$43,224
Weighted average interest rate	2.41%	3.01%
Interest rate at December 31	2.10%	2.74%

8 LONG-TERM DEBT

        As of December 31, 2011 and 2010, long-term debt outstanding was:

	Series	Interest Rate	Maturity Date	2011	2010
First Mortgage Bonds	PPP	5.500%	2040	$100,000	$100,000
	LL	5.875%	2019	100,000	100,000
	AAA	7.280%	2025	20,000	20,000
	BBB	6.770%	2028	20,000	20,000
	CCC	8.150%	2030	20,000	20,000
	DDD	7.130%	2031	20,000	20,000
	EEE	7.110%	2032	20,000	20,000
	FFF	5.900%	2017	20,000	20,000
	GGG	5.290%	2022	20,000	20,000
	HHH	5.290%	2022	20,000	20,000
	III	5.540%	2023	10,000	10,000
	JJJ	5.440%	2018	6,364	7,273
	LLL	5.480%	2018	10,000	10,000
	MMM	5.520%	2013	20,000	20,000
	NNN	5.550%	2013	20,000	20,000
	OOO	6.020%	2031	20,000	20,000
	CC	9.860%	2020	17,500	17,600
	K	6.940%	2012	800	1,500

Total First Mortgage Bonds				$464,664	$466,373
California Department of Water Resources Loans		2.6% to 8%	2012 - 32	8,780	9,106
Other Long-term debt				14,721	6,082

Total long-term debt				488,165	481,561
Less current maturities				6,533	2,380

Long-term debt excluding current maturities				$481,632	$479,181

        On October 4, 2011, Cal Water entered into a new capital lease arrangement with the City of Hawthorne to operate the City's water system for a 15-year period. The $9.2 million capital lease liability is included in other long-term debt and current maturities set forth above.

CALIFORNIA WATER SERVICE GROUP

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, 2010, and 2009

Amounts in thousands, except share data

8 LONG-TERM DEBT (Continued)

        On November 17, 2010, Cal Water completed the sale and issuance of $100 million aggregate principal amount of its 5.50% First Mortgage Bonds PPP due 2040, which are fully and unconditionally guaranteed by the Company.

9 OTHER ACCRUED LIABILITIES

        As of December 31, 2011 and 2010, other accrued liabilities were:

	2011	2010
Accrued and deferred compensation	$14,143	$13,419
Accrued benefit and workers' compensation claims	5,222	4,959
Other	18,561	12,580

	$37,926	$30,958

10 INCOME TAXES

        Income tax expense consisted of the following:

	Federal	State	Total
2011
Current	$7,413	$2,629	$10,042
Deferred	12,982	142	13,124

Total	$20,395	$2,771	$23,166

2010
Current	$4,027	$3,020	$7,047
Deferred	15,730	1,779	17,509

Total	$19,757	$4,799	$24,556

2009
Current	$10,105	$4,382	$14,487
Deferred	12,056	819	12,875

Total	$22,161	$5,201	$27,362

        The Company filed an application for a change in accounting method (Section 481 adjustment) with the State of California to change its plant-in-service state tax depreciation method from the double-declining method to the straight line method at the respective assets mid-life. The Company's application was approved by the State of California during the first quarter of 2011. California uses the flow-through method of accounting for income tax depreciation. As a result, the Company reduced its income tax obligation $1.6 million, net of federal income taxes in 2011. Income tax expense was

CALIFORNIA WATER SERVICE GROUP

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, 2010, and 2009

Amounts in thousands, except share data

10 INCOME TAXES (Continued)

computed by applying the current federal 35% tax rate to pretax book income differs from the amount shown in the Consolidated Statements of Income. The difference is reconciled in the table below:

	2011	2010	2009
Computed "expected" tax expense	$21,308	$21,774	$23,771
Increase (reduction) in taxes due to:
State income taxes net of federal tax benefit	3,500	3,577	3,903
Investment tax credits	(74)	(74)	(32)
Other	(1,568)	(721)	(280)

Total income tax	$23,166	$24,556	$27,362

        Included in Other in the above table is the recognition of the flow-through accounting for Federal depreciation expense on assets acquired prior to 1982 and retirement costs of such assets. For assets acquired prior to 1982, the benefit of excess tax depreciation was previously passed through to the ratepayers. The tax benefit is now reversing and a higher tax expense is being recognized and is included in customer rates. Offsetting the flow-through depreciation in 2011, 2010, and 2009 was the impact of cost to remove pre-1982 assets. Also included is the federal income tax deduction from qualified U.S. production activities, which started in 2006. Qualified production activities include production of potable water, but exclude the transmission and distribution of the potable water. The impact of the deduction is being reported in the year in which the deduction is claimed on the Company's tax return. The qualified U.S. production activities deduction (QPAD) is limited to the lesser of 9% of taxable income, or 50% of taxable gross wages in 2011, the lesser of 9% of taxable income, or 50% of taxable gross wages in 2010, and 6% of taxable income, or 50% of taxable wages in 2009. The QPAD lowered the income tax provision by $490, $420, and $560 in 2011, 2010, and 2009, respectively.

        The Tax Relief, Unemployment Insurance Reauthorization and Job Creation Act of 2010 will provide the Company with additional federal income tax deductions for assets placed in service after September 8, 2010 and before December 31, 2011. As of December 31, 2011 and 2010 the deferred income tax liability for bonus depreciation was $10,500 and $6,601, respectively.

CALIFORNIA WATER SERVICE GROUP

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, 2010, and 2009

Amounts in thousands, except share data

10 INCOME TAXES (Continued)

        The tax effects of differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2011 and 2010 are presented in the following table:

	2011	2010
Deferred tax assets:
Developer deposits for extension agreements and contributions in aid of construction	$45,587	$46,421
Other	4,464	4,378

Total deferred tax assets	50,051	50,799

Deferred tax liabilities:
Utility plant, principally due to depreciation differences	155,916	143,165
WRAM/MCBA balancing accounts	17,393	13,463
Other	3,645	5,977

Total deferred tax liabilities	176,954	162,605

Net deferred tax liabilities	$126,903	$111,806

        The current portion of our deferred income tax liability is $10,535 and $4,722 for years 2011 and 2010, respectively, which includes prepaid expenses and billed WRAM/MCBA surcharge, expected to reverse in the following 12 months.

        A valuation allowance was not required at December 31, 2011 and 2010. Based on historical taxable income and future taxable income projections over the period in which the deferred assets are deductible, management believes it is more likely than not that the Company will realize the benefits of the deductible differences.

        The following table reconciles the changes in unrecognized tax benefits (gross):

December 31, 2011
Balance at beginning of year	$2,040
Additions for tax positions taken during prior year	—
Additions for tax positions taken during current year	—
Reductions for tax positions taken during a prior year	—
Lapse of statute of limitations	—

Balance at end of year	$2,040

        As of December 31, 2011 and 2010, the total amount of net unrecognized tax benefits was $2,040 none of which, if recognized, would affect the Company's effective tax rate. The Company accrues interest and penalties related to unrecognized tax benefits in its provision for income taxes. The total amount of penalties and interest was $114 as of December 31, 2011 and 2010. For 2009, there were no balances or activities in unrecognized tax benefits. Additionally, the Company does not expect a material change in its unrecognized tax benefits within the next 12 months.

CALIFORNIA WATER SERVICE GROUP

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, 2010, and 2009

Amounts in thousands, except share data

10 INCOME TAXES (Continued)

        Tax years of 2008, 2009, 2010, and 2011 are subject to examination by the federal and state taxing authorities, respectively. The California Franchise Tax Board (FTB) is auditing the Company's 2008 and 2009 California income tax returns. It is uncertain when the FTB will complete its audit. The Company believes that the final resolution of the FTB audit will not have a material impact on its financial condition or results of operations. The Company is not under audit by any other jurisdiction.

11 EMPLOYEE BENEFIT PLANS

  Savings Plan

        The Company sponsors a 401(k) qualified, defined contribution savings plan that allows participants to contribute up to 20% of pre-tax compensation. Effective January 1, 2010, the Company matches seventy-five cents for each dollar contributed by the employee up to a maximum Company match of 6.0% of base salary. In the prior year, the Company matched fifty cents for each dollar contributed up to a maximum Company match of 4.0% of base salary. Company contributions were $3,499, $3,232, and $1,953, for the years 2011, 2010, and 2009, respectively.

  Pension Plans

        The Company provides a qualified, defined-benefit, non-contributory pension plan for substantially all employees. The accumulated benefit obligations of the pension plan are $266,496 and $196,184 as of December 31, 2011 and 2010, respectively. The fair value of pension plan assets was $155,749 and $139,034 as of December 31, 2011 and 2010, respectively.

        Prior to 2010, pension payment obligations were generally funded by the purchase of an annuity from a life insurance company. In 2010, the pension plan trust paid monthly benefits to retirees, rather than the purchase of an annuity. Payments are expected to be made in each year from 2012 to 2016 are $3,558, $4,753, $5,938, $7,139, and $8,496, respectively. The aggregate benefits expected to be paid in the five years 2017 through 2021 are $65,205. The expected benefit payments are based upon the same assumptions used to measure the Company's benefit obligation at December 31, 2011, and include estimated future employee service.

        The Company also maintains an unfunded, non-qualified, supplemental executive retirement plan. The unfunded supplemental executive retirement plan accumulated benefit obligations were $26,060 and $21,767 as of December 31, 2011 and 2010, respectively. Benefit payments under the supplemental executive retirement plan are paid currently and are included in the preceding paragraph.

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

CALIFORNIA WATER SERVICE GROUP

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, 2010, and 2009

Amounts in thousands, except share data

11 EMPLOYEE BENEFIT PLANS (Continued)

        The Company records the costs of postretirement benefits other than pension (PBOP) during the employees' years of active service. Postretirement benefit expense recorded in 2011, 2010, and 2009, was $6,291, $4,782, and $4,926, respectively. Prior to 2006, the Company recorded a regulatory asset for the difference between the Company-funded amount and the net periodic benefit cost. The remaining net periodic benefit cost was $9,790 at December 31, 2006, and is being recovered through future customer rates and is recorded as a regulatory asset. The expected benefit payments, net of retiree premiums and Medicare part D subsidies, for the years from 2012 to 2016 are $1,280, $1,484, $1,684, $1,887, and $2,052, respectively. The Medicare Part D subsidies for the years from 2012 to 2016 are $213, $242, $276, $313, and $355.

  Benefit Plan Assets

        The Company actively manages pensions and PBOP trust (Plan) assets. The Company's investment objectives are:

  •
  Maximize the return on the assets of the Plan, commensurate with the risk that the Company deem appropriate to, meet the obligations of the Plan, minimize the volatility of the pension expense, and account for contingencies;

  •
  Generate a rate of return for the total portfolio that equals or exceeds the actuarial investment rate assumption;

  •
  Additionally, the rate of return of the total fund shall be measured periodically against a special index comprised of 35% of the Standard & Poor's Index, 15% of the Russell 2000 Index, 10% of the MSCI EAFE Index, and 40% of the Lehman Aggregate Bond Index. The special index is consistent with the rate of return objective and indicates the Company's long-term asset allocation objective.

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

        The Company's target asset allocation percentages for major categories of the pension plan are reflected in the table below:

	Minimum Exposure	Target	Maximum Exposure
Fixed Income	35%	40%	45%
Total Domestic Equity	40%	50%	60%
Small Cap Stocks	10%	15%	20%
Large Cap Stocks	30%	35%	45%
Non-U.S. Equities	5%	10%	15%

        The fixed income category includes money market funds, short-term bond funds, and cash. The majority of fixed income investments range in maturities from less than one to five years.

CALIFORNIA WATER SERVICE GROUP

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, 2010, and 2009

Amounts in thousands, except share data

11 EMPLOYEE BENEFIT PLANS (Continued)

        The Company's target allocation percentages for the PBOP trust is similar to the pension plan except for an increased allocation of 18% in fixed income investments with the difference allocated to domestic equity investments.

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

          Level 1—Inputs to the valuation methodology are unadjusted quoted prices for identical assets or liabilities in active markets that the Plan has the ability to access.

          Level 2—Inputs to the valuation methodology include:

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

          Level 3—Inputs to the valuation methodology are unobservable and significant to the fair value measurement.

CALIFORNIA WATER SERVICE GROUP

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, 2010, and 2009

Amounts in thousands, except share data

11 EMPLOYEE BENEFIT PLANS (Continued)

        All Plan investments are level 1 investments in mutual funds and are valued at the net asset value (NAV) of the shares held by the Plan at December 31, 2011 and 2010:

	Pension Benefits				Other Benefits
	2011	%	2010	%	2011	%	2010	%
Fixed Income	$79,859	51%	$60,961	44%	$16,006	59%	$11,184	53%

Domestic Equity
Small Cap Stocks	27,262		27,580		—		—
Large Cap Stocks	40,689		41,583		10,972		9,986

Total Domestic Equity	67,951	44%	69,163	50%	10,972	41%	9,986	47%

Non U.S. Equities	7,939	5%	8,910	6%	—	0%	—	0%

Total Plan Assets	$155,749	100%	$139,034	100%	$26,978	100%	$21,170	100%

        The pension benefits fixed income category includes $43,364 and $27,162 of money market fund investments as of December 31, 2011 and 2010, respectively. The entire balance of other benefits fixed income category was invested in money market funds as of December 31, 2011 and 2010.

        The following table reconciles the funded status of the plans with the accrued pension liability and the net postretirement benefit liability as of December 31, 2011 and 2010:

	Pension Benefits		Other Benefits
	2011	2010	2011	2010
Change in projected benefit obligation:
Beginning of year	$269,940	$219,730	$45,944	$39,353
Service cost	11,713	10,076	3,199	2,491
Interest cost	14,683	13,701	2,872	2,329
Assumption change	59,028	23,820	12,600	5,524
Experience (gain) loss	(6,030)	5,364	5,705	(2,423)
Benefits paid, net of retiree premiums	(3,029)	(2,751)	(1,213)	(1,330)

End of year	$346,305	$269,940	$69,107	$45,944

Change in plan assets:
Fair value of plan assets at beginning of year	$139,034	$105,639	$21,178	$15,864
Actual return on plan assets	555	13,893	64	1,204
Employer contributions	19,189	22,253	6,949	5,440
Retiree contributions and Medicare part D subsidies	—	—	1,130	1,139
Benefits paid	(3,029)	(2,751)	(2,343)	(2,469)

Fair value of plan assets at end of year	$155,749	$139,034	$26,978	$21,178

Funded status	$(190,556)	$(130,906)	$(42,129)	$(24,766)
Unrecognized actuarial loss	123,177	65,853	34,515	16,102
Unrecognized prior service cost	47,976	54,296	537	653
Unrecognized transition obligation	—	—	285	561

Net amount recognized	$(19,403)	$(10,757)	$(6,792)	$(7,450)

CALIFORNIA WATER SERVICE GROUP

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, 2010, and 2009

Amounts in thousands, except share data

11 EMPLOYEE BENEFIT PLANS (Continued)

        Amounts recognized on the balance sheet consist of:

	Pension Benefits		Other Benefits
	2011	2010	2011	2010
Prepaid (Accrued) benefit costs	$—	$—	$(6,792)	$(7,450)
Accrued benefit liability	(190,556)	(130,906)	(35,337)	(17,316)
Regulatory asset	171,153	120,149	35,337	17,316

Net amount recognized	$(19,403)	$(10,757)	$(6,792)	$(7,450)

        Below are the actuarial assumptions used in determining the benefit obligation for the benefit plans:

	Pension Benefits		Other Benefits
	2011	2010	2011	2010
Weighted average assumptions as of December 31:
Discount rate	4.40%	5.60%	4.50%	5.60%
Long-term rate of return on plan assets	7.00%	6.75%	6.25%	6.00%
Rate of compensation increases	3.50%	4.00%	—	—
Cost of living adjustment	3.00%	3.00%	—	—

        The long-term rate of return assumption is the expected rate of return on a balanced portfolio invested roughly 60% in equities and 40% in fixed income securities. Returns on equity investments were estimated based on estimates of dividend yield and real earnings added to a 3% long-term inflation rate. For the pension and other benefit plans, the assumed returns were 9.33% for domestic equities and 9.6% for foreign equities. Returns on fixed-income investments were projected based on investment maturities and credit spreads added to a 3% long-term inflation rate. For the pension and other benefit plans, the assumed returns were 5.10% for fixed income investments and 3.41% for short-term cash investments. The average return for the pension and other benefit plans for the last five and ten years was 2.1% and 3.41%, respectively. The company is using a long-term rate or return of 7.00% for the pension plan and 6.25% for the other benefit plan, which is between the 25th and 75th percentile of expected results. The discount rate was derived from the Citigroup Pension Discount Curve using the expected payouts for the plan.

CALIFORNIA WATER SERVICE GROUP

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, 2010, and 2009

Amounts in thousands, except share data

11 EMPLOYEE BENEFIT PLANS (Continued)

        Net periodic benefit costs for the pension and other postretirement plans for the years ended December 31, 2011, 2010, and 2009 included the following components:

	Pension Plan			Other Benefits
	2011	2010	2009	2011	2010	2009
Service cost	$11,713	$10,076	$9,119	$3,199	$2,491	$2,261
Interest cost	14,683	13,701	12,352	2,872	2,329	2,161
Expected return on plan assets	(8,949)	(8,228)	(7,155)	(1,372)	(1,119)	(785)
Net amortization and deferral	10,387	9,224	8,063	1,592	1,081	1,289

Net periodic benefit cost	$27,834	$24,773	$22,379	$6,291	$4,782	$4,926

        Below are the actuarial assumptions used in determining the net periodic benefit costs for the benefit plans, which uses the end of the prior year as the measurement date:

	Pension Benefits		Other Benefits
	2011	2010	2011	2010
Weighted average assumptions as of December 31:
Discount rate	5.60%	6.10%	5.60%	6.00%
Long-term rate of return on plan assets	6.75%	7.50%	6.00%	6.50%
Rate of compensation increases	4.00%	4.00%	—	—

        The health care cost trend rate assumption has a significant effect on the amounts reported. For 2011 measurement purposes, the Company assumed a 9.5% annual rate of increase in the per capita cost of covered benefits with the rate decreasing to 6.4% by 2016, then gradually grading down to 5.0% over the next 50 years. A one-percentage point change in assumed health care cost trends is estimated to have the following effect:

	1-Percentage Point Increase	1-Percentage Point Decrease
Effect on total service and interest costs	$1,467	$(1,110)
Effect on accumulated postretirement benefit obligation	$14,841	$(11,390)

        The Company intends to make annual contributions to the plans up to the amount deductible for tax purposes. The Company estimates in 2012 that the annual contribution to the pension plans will be $36,518 and the annual contribution to the other postretirement plan will be $8,751.

CALIFORNIA WATER SERVICE GROUP

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, 2010, and 2009

Amounts in thousands, except share data

12 STOCK-BASED COMPENSATION PLANS

        The Company has two stockholder-approved stock-based compensation plans.

  Long-term Incentive Plan

        The long-term incentive plan was replaced on April 27, 2005, by a stockholder-approved equity incentive plan. The Long-Term Incentive Plan allowed granting of nonqualified stock options. There will be no future grants made under the Long-term Incentive Plan. The Company had accounted for options using the intrinsic value method. Options were granted at an exercise price that was not less than the per share common stock market price on the date of grant. The options vested at a 25% rate on their anniversary date over their first four years and are exercisable over a ten-year period. At December 31, 2011, all the options under the Long-term Incentive Plan were exercised. No options were granted under the Long-term Incentive Plan in 2011, 2010, or 2009.

        The following table summarizes the awards made under the Long-Term Incentive Plan:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Options Exercisable
Outstanding at December 31, 2009	125,500	$12.75	1.6	125,500
Exercised	(60,500)	12.94	—	(60,500)

Outstanding at December 31, 2010	65,000	12.58	1.01	65,000
Exercised	(65,000)	12.58	—	(65,000)

Outstanding at December 31, 2011	—	$—	—	—

  Equity Incentive Plan

        Under the Equity Incentive Plan, which was approved by stockholders on April 27, 2005, the Company is authorized to issue awards of up to 2,000,000 shares of common stock. In 2011 and 2010, the Company granted RSAs of 85,426 and 77,956 shares, respectively, of common stock both to employees and to directors of the Company. In 2011, no RSAs were cancelled and 2,754 RSAs were cancelled in 2010. Employee awards vest ratably over 48 months, while independent director awards vest at the end of 12 months. The shares were valued at the weighted average price of $17.44 and $17.74 per share, respectively based upon the fair market value of the Company's common stock on the date of grant. In 2011, no new Stock Appreciation Rights (SARs) were granted to employees.

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

        The SARs vest ratably over 48 months and expire at the end of 10 years. Upon exercise of a SAR, the appreciation is payable in common shares of the Company. The assumptions utilized to determine the grant-date fair value of the SARs in 2009 was an expected dividend yield of 3.07%, expected

CALIFORNIA WATER SERVICE GROUP

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, 2010, and 2009

Amounts in thousands, except share data

12 STOCK-BASED COMPENSATION PLANS (Continued)

volatility of 22.10%, a risk-free interest rate of 2.84%, and an expected holding period of 6.75 years. As of December 31, 2011, there were 361,356 shares outstanding of which 310,768 shares were exercisable at a weighted average fair value of $3.70.

        The Company has recorded compensation expense for the RSAs and SARs of $1,300 and $1,077 in 2011 and 2010, respectively. The unrecognized future compensation expense for the RSAs and SARs at December 31, 2011 is $1,719.

13 FAIR VALUE OF FINANCIAL INSTRUMENTS

        For those financial instruments for which it is practicable to estimate a fair value, the following methods and assumptions were used. For cash equivalents, accounts receivable and accounts payable, the carrying amount approximates the fair value because of the short-term maturity of the instruments. The fair value of the Company's long-term debt was estimated at $625,202 and $536,623 as of December 31, 2011 and 2010, respectively, using the published quoted market price, if available, or the discounted cash flow analysis, based on the current rates available to the Company for debt of similar maturities and credit risk. The carrying value of the long-term debt was $481,632 and $479,181 as of December 31, 2011 and 2010, respectively. The fair value of advances for construction contracts was estimated at $69,952 as of December 31, 2011, and $75,602 as of December 31, 2010, based on broker quotes. The carrying value of the advances for construction contracts was $187,278 and $186,899 as of December 31, 2011 and 2010, respectively.

14 COMMITMENTS AND CONTINGENCIES

  Commitments

        The Company leases offices, equipment and other facilities, two water systems from cities, and has long-term commitments to purchase water from water wholesalers. The commitments are noted in the table below.

	Facility Leases	System Lease	Water Contracts	Capital Lease Obligations
2012	$807	$845	$18,718	$1,109
2013	616	845	18,793	1,109
2014	512	845	18,865	1,109
2015	396	845	18,939	1,109
2016	296	845	19,011	1,109
Thereafter	2,711	1,338	451,417	9,718

        Company Facility leases include office and other facilities in many of its operating districts. The total paid and charged to operations for such leases was $1,271 in 2011, $1,080 in 2010, and $986 in 2009. The system lease is a 15-year lease with the City of Commerce. The lease includes an annual lease payment of $845 per year plus a cost savings sharing arrangement.

        The Company has a long-term contract with the Santa Clara Valley Water District that requires the Company to purchase minimum annual water quantities. Purchases are priced at the districts

CALIFORNIA WATER SERVICE GROUP

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, 2010, and 2009

Amounts in thousands, except share data

14 COMMITMENTS AND CONTINGENCIES (Continued)

then-current wholesale water rate. The Company operates to purchase sufficient water to equal or exceed the minimum quantities under the contract. The total paid to Santa Clara Valley Water District was $5,524 in 2011, $5,306 in 2010, and $5,420 in 2009.

        The Company also has a water supply contract with Stockton East Water District (SEWD) that requires a fixed, annual payment and does not vary during the year with the quantity of water delivered by the district. Because of the fixed price arrangement, the Company operates to receive as much water as possible from SEWD in order to minimize the cost of operating Company-owned wells used to supplement SEWD deliveries. The total paid under the contract was $6,658 in 2011, $6,159 in 2010, and $5,505 in 2009. Pricing under the contract varies annually.

        Estimated annual contractual obligations in the table above are based on the same payment levels as 2011. Future increased costs by SEWD are expected to be offset by a decline in the allocation of costs to the Company, as other customers of SEWD are expected to receive a larger allocation based upon growth of their service areas.

        On September 21, 2005, the Company entered into an agreement with Kern County Water Agency (Agency) to obtain treated water for the Company's operations. The term of the agreement is to January 1, 2035, or until the repayment of the Agency's bonds (described hereafter) occurs. Under the terms of the agreement, the Company is obligated to purchase approximately 17,500 acre feet of treated water in 2012 and an incrementally higher volume of water for each subsequent year until 2017, when the Company is obligated to purchase 20,500 acre feet of treated water per year. The Company is obligated to pay the Capital Facilities Charge and the Treated Water Charge regardless of whether it can use the water in its operation, and is obligated for these charges even if the Agency cannot produce an adequate amount to supply the 20,500 acre feet in the year. (This agreement supersedes a prior agreement with Kern County Water Agency for the supply of 11,500 acre feet of water per year). Total annual expense in 2011 was $6,129, $5,454 in 2010, and $5,514 in 2009.

        Three other parties, including the City of Bakersfield, are also obligated to purchase a total of 32,500 acre feet per year under separate agreements with the Agency. Further, the Agency has the right to proportionally reduce the water supply provided to all of the participants if it cannot produce adequate supplies. The participation of all parties in the transaction for expansion of the Agency's facilities, including the Water Purification Plant, purchase of the water, and payment of interest and principal on the bonds being issued by the Agency to finance the transaction is required as a condition to the obligation of the Agency to proceed with expansion of the Agency's facilities. If any of the other parties does not use its allocation, that party is obligated to pay its contracted amount.

        The Agency has issued bonds to fund the project and uses the payments of the Capital Facilities Charges by the Company and the other contracted parties to meet the Agency's obligations to pay interest and repay principal on the bonds. If any of the parties were to default on making payments of the Capital Facilities Charge, then the other parties are obligated to pay for the defaulting party's share on a pro-rata basis. If there is a payment default by a party and the remaining parties have to make payments, they are also entitled to a pro-rata share of the defaulting party's water allocation.

CALIFORNIA WATER SERVICE GROUP

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, 2010, and 2009

Amounts in thousands, except share data

14 COMMITMENTS AND CONTINGENCIES (Continued)

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

        The total obligation of all parties, excluding the Company, is approximately $82.4 million to the Agency. Based on the credit worthiness of the other participants, which are government entities, it is believed to be highly unlikely that the Company would be required to assume any other parties' obligations under the contract due to their default. In the event of default by a party, the Company would receive entitlement to the additional water for assuming any obligation.

        Once the project is complete, the Company is obligated to pay a Capital Facilities Charge and charges related to treated water that together total $6,993 annually, which equates to $341 dollars per acre foot. Annual payments of $3,600 for the Capital Facilities Charge began when the Agency issued bonds to fund the project. Total treated water charge for 2011 was $2,436. Once the entire expansion project is completed the full annual payments will be $6,993 which will continue through the term of the agreement. As treated water is being delivered, the Company is also obligated for its portion of the operating costs; that portion is currently estimated to be $7 dollars per acre foot. The actual amount will vary due to variations from reimbursable operating cost estimates, inflation, and other changes in the cost structure. The Company's overall estimated cost of $341 dollars per acre foot is less than the estimated cost of procuring untreated water (assuming water rights could be obtained) and then providing treatment.

        There are three capital leases, the most significant was the City of Hawthorne water system. In October 2011, we entered into a new 15-year capital lease agreement to operate the City of Hawthorne water system. The system, which is located near the Hermosa-Redondo district, serves about half of Hawthorne's population. The agreement required us to make an up-front $8,100 lease deposit to the city that is being amortized over the lease term. Additionally, annual lease payments of $940 are made to the city and shall be increased or decreased each year on July 1, by the same percentage that the rates charged to customers served by the water system increased or decreased, exclusive of pass-through increases or decreases in the cost of water, power, and city-imposed fees, compared to the rates in effect on July 1 of the prior year, provided, that in no event will the annual lease payment be less than $940. Under the lease we are responsible for all aspects of system operation and capital improvements, although title to the system and system improvements reside with the city. In exchange, we receive all revenue from the water system, which was $7,506, $7,547, and $6,111 in 2011, 2010, and 2009, respectively. At the end of the lease, the city is required to reimburse us for the unamortized value of capital improvements made during the term of the lease. The annual payments were $537 in 2011, and $116 in 2010 and 2009, respectively.

CALIFORNIA WATER SERVICE GROUP

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, 2010, and 2009

Amounts in thousands, except share data

14 COMMITMENTS AND CONTINGENCIES (Continued)

  Contingencies

  Groundwater Contamination

        The Company has undertaken litigation against third parties to recover past and future costs related to ground water contamination in our service areas. The cost of litigation is expensed as incurred and any settlement is first offset against such costs. The Commission general policy require all proceeds from contamination litigation to be used first to pay transactional expenses, then to make ratepayers whole for water treatment costs to comply with the Commission's water quality standards. The Commission allows for a risk-based consideration of contamination proceeds which exceed the costs of the remediation described above and may result in some sharing of proceeds with the shareholder, determined on a case by case basis. The Commission has authorized various memorandum accounts that allow the Company to track significant litigation costs to request recovery of these costs in future filings and uses of proceeds to comply with Commission's general policy.

  Other Legal Matters

        From time to time, the Company is involved in various disputes and litigation matters that arise in the ordinary course of business. The status of each significant matter is reviewed and assessed for potential financial exposure. If the potential loss from any claim or legal proceeding is considered probable and the amount of the range of loss can be estimated, a liability is accrued for the estimated loss in accordance with the accounting standards for contingencies. Legal proceedings are subject to uncertainties, and the outcomes are difficult to predict. Because of such uncertainties, accruals are based on the best information available at the time. While the outcome of these disputes and litigation matters cannot be predicted with any certainty, management does not believe when taking into account existing reserves the ultimate resolution of these matters will materially affect the Company's financial position, results of operations, or cash flows.

15 QUARTERLY FINANCIAL DATA (UNAUDITED)

        The Company's common stock is traded on the New York Stock Exchange under the symbol "CWT."

2011	First	Second	Third	Fourth
Operating revenue	$98,149	$131,397	$169,254	$103,014
Net operating income	9,948	19,555	30,078	7,586
Net income	2,719	12,190	20,935	1,868
Diluted earnings per share	0.07	0.29	0.50	0.04
Common stock market price range:
High	19.18	19.16	19.37	19.20
Low	17.28	18.06	16.65	16.81
Dividends paid per common share	0.15375	0.15375	0.15375	0.15375

CALIFORNIA WATER SERVICE GROUP

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, 2010, and 2009

Amounts in thousands, except share data

15 QUARTERLY FINANCIAL DATA (UNAUDITED) (Continued)

2010	First	Second	Third	Fourth
Operating revenue	$90,272	$118,321	$146,349	$105,457
Net operating income	7,758	16,284	25,865	11,906
Net income	2,018	10,381	20,386	4,871
Diluted earnings per share	0.05	0.25	0.49	0.11
Common stock market price range:
High	19.05	19.85	18.87	19.25
Low	17.63	16.91	16.93	18.01
Dividends paid per common share	0.14875	0.14875	0.14875	0.14875

16 CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

        On April 17, 2009, Cal Water issued $100 million aggregate principal amount of 5.875% First Mortgage Bonds due 2019, and on November 17, 2010, Cal Water issued $100 million aggregate principal amount of 5.500% First Mortgage Bonds due 2040, all of which are fully and unconditionally guaranteed by California Water Service Group (Parent Company). The following tables present the condensed consolidating statements of income of California Water Service Group (Guarantor and Parent), Cal Water (issuer and 100% owned consolidated subsidiary of California Water Service Group) and other 100% owned subsidiaries of the Company for the years ended December 31, 2011, 2010 and 2009, the condensed consolidating statements of cash flows for the 12-months ended December 31, 2011, 2010 and 2009, and the condensed consolidating balance sheets as of December 31, 2011 and 2010.

CALIFORNIA WATER SERVICE GROUP

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, 2010, and 2009

Amounts in thousands, except share data

16 CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (Continued)

CALIFORNIA WATER SERVICE GROUP

CONDENSED CONSOLIDATING BALANCE SHEET
As of December 31, 2011

	Parent Company	Cal Water	All Other Subsidiaries	Consolidating Adjustments	Consolidated
	(In thousands)
ASSETS
Utility plant:
Utility plant	$324	$1,808,568	$158,688	$(7,199)	$1,960,381
Less accumulated depreciation and amortization	(51)	(551,345)	(29,251)	1,385	(579,262)

Net utility plant	273	1,257,223	129,437	(5,814)	1,381,119

Current assets:
Cash and cash equivalents	89	18,475	8,639	—	27,203
Receivables	158	76,227	(4,797)	—	71,588
Receivables from affiliates	7,817	3,446	5	(11,268)	—
Other current assets	—	14,225	872	—	15,097

Total current assets	8,064	112,373	4,719	(11,268)	113,888

Other assets:
Regulatory assets	—	317,564	2,334	—	319,898
Investments in affiliates	466,515	—	—	(466,515)	—
Long-term affiliate notes receivable	28,921	7,832	—	(36,753)	—
Other assets	1,144	31,662	7,081	(205)	39,682

Total other assets	496,580	357,058	9,415	(503,473)	359,580

	$504,917	$1,726,654	$143,571	$(520,555)	$1,854,587

CAPITALIZATION AND LIABILITIES
Capitalization:
Common stockholders' equity	$449,829	$417,810	$54,377	$(472,187)	$449,829
Affiliate long-term debt	7,832	—	28,921	(36,753)	—
Long-term debt, less current maturities	—	477,998	3,634	—	481,632

Total capitalization	457,661	895,808	86,932	(508,940)	931,461

Current liabilities:
Current maturities of long-term debt	—	5,851	682	—	6,533
Short-term borrowings	47,140	—	—	—	47,140
Payables to affiliates	52	190	11,026	(11,268)	—
Accounts payable	—	47,568	4,010	—	51,578
Accrued expenses and other liabilities	625	46,462	(547)	84	46,624

Total current liabilities	47,817	100,071	15,171	(11,184)	151,875
Unamortized investment tax credits	—	2,254	—	—	2,254
Deferred income taxes, net	(561)	113,925	3,435	(431)	116,368
Pension and postretirement benefits other than pensions	—	232,110	—	—	232,110
Regulatory and other liabilities	—	71,034	8,016	—	79,050
Advances for construction	—	185,902	1,376	—	187,278
Contributions in aid of construction	—	125,550	28,641	—	154,191

	$504,917	$1,726,654	$143,571	$(520,555)	$1,854,587

CALIFORNIA WATER SERVICE GROUP

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, 2010, and 2009

Amounts in thousands, except share data

16 CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (Continued)

CALIFORNIA WATER SERVICE GROUP

CONDENSED CONSOLIDATING BALANCE SHEET
As of December 31, 2010

	Parent Company	Cal Water	All Other Subsidiaries	Consolidating Adjustments	Consolidated
	(In thousands)
ASSETS
Utility plant:
Utility plant	$324	$1,710,213	$140,428	$(7,199)	$1,843,766
Less accumulated depreciation and amortization	—	(522,486)	(28,244)	1,261	(549,469)

Net utility plant	324	1,187,727	112,184	(5,938)	1,294,297

Current assets:
Cash and cash equivalents	188	40,446	1,643	—	42,277
Receivables	—	56,068	3,840	—	59,908
Receivables from affiliates	3,478	4,907	3,621	(12,006)	—
Other current assets	181	22,842	1,002	—	24,025

Total current assets	3,847	124,263	10,106	(12,006)	126,210

Other assets:
Regulatory assets	—	227,440	2,137	—	229,577
Investments in affiliates	434,322	—	—	(434,322)	—
Long-term affiliate notes receivable	34,517	7,880	1,928	(44,325)	—
Other assets	848	34,153	7,186	(205)	41,982

Total other assets	469,687	269,473	11,251	(478,852)	271,559

	$473,858	$1,581,463	$133,541	$(496,796)	$1,692,066

CAPITALIZATION AND LIABILITIES
Capitalization:
Common stockholders' equity	$435,527	$402,402	$37,611	$(440,014)	$435,526
Affiliate long-term debt	9,808	—	34,517	(44,325)	—
Long-term debt, less current maturities	—	475,030	4,151	—	479,181

Total capitalization	445,335	877,432	76,279	(484,339)	914,707

Current liabilities:
Current maturities of long-term debt	—	1,709	671	—	2,380
Short-term borrowings	23,750	—	—	—	23,750
Payables to affiliates	5,265	56	6,685	(12,006)	—
Accounts payable	—	38,204	4,326	—	42,530
Accrued expenses and other liabilities	67	34,444	4,145	32	38,688

Total current liabilities	29,082	74,413	15,827	(11,974)	107,348
Unamortized investment tax credits	—	2,244	—	—	2,244
Deferred income taxes, net	(559)	105,786	2,340	(483)	107,084
Pension and postretirement benefits other than pensions	—	155,224	—	—	155,224
Regulatory and other liabilities	—	74,057	8,147	—	82,204
Advances for construction	—	185,332	1,567	—	186,899
Contributions in aid of construction	—	106,975	29,381	—	136,356

	$473,858	$1,581,463	$133,541	$(496,796)	$1,692,066

CALIFORNIA WATER SERVICE GROUP

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, 2010, and 2009

Amounts in thousands, except share data

16 CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (Continued)

CALIFORNIA WATER SERVICE GROUP

CONDENSED CONSOLIDATING STATEMENT OF INCOME
For the Year Ended December 31, 2011

	Parent Company	Cal Water	All Other Subsidiaries	Consolidating Adjustments	Consolidated
	(In thousands)
Operating revenue	$—	$472,150	$29,664	$—	$501,814

Operating expenses:
Operations:
Purchased water	—	142,355	215	—	142,570
Purchased power	—	20,719	9,334	—	30,053
Pump taxes	—	8,764	366	—	9,130
Administrative and general	—	77,622	8,136	—	85,758
Other	—	47,800	7,401	(505)	54,696
Maintenance	—	19,916	782	—	20,698
Depreciation and amortization	—	47,872	2,637	(124)	50,385
Income taxes (benefits)	(580)	23,727	(1,727)	1,605	23,025
Taxes other than income taxes	—	15,908	2,424	—	18,332

Total operating expenses (income)	(580)	404,683	29,568	976	434,647

Net operating income	580	67,467	96	(976)	67,167

Other Income and Expenses:
Non-regulated revenue	2,248	12,972	4,322	(3,382)	16,160
Non-regulated expense	—	(12,287)	(3,535)	—	(15,822)
Gain on sale on non-utility property	—	62	—	—	62
Income tax benefit (expense) on other income and expense	(916)	(304)	(422)	1,501	(141)

Net other income (expense)	1,332	443	365	(1,881)	259

Interest:
Interest expense	1,422	31,421	2,489	(2,877)	32,455
Less: capitalized interest	—	(1,844)	(897)	—	(2,741)

Net interest expense	1,422	29,577	1,592	(2,877)	29,714

Equity earnings of subsidiaries	37,222	—	—	(37,222)	—

Net income	$37,712	$38,333	$(1,131)	$(37,202)	$37,712

CALIFORNIA WATER SERVICE GROUP

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, 2010, and 2009

Amounts in thousands, except share data

16 CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (Continued)

CALIFORNIA WATER SERVICE GROUP

CONDENSED CONSOLIDATING STATEMENT OF INCOME
For the Year Ended December 31, 2010

	Parent Company	Cal Water	All Other Subsidiaries	Consolidating Adjustments	Consolidated
	(In thousands)
Operating revenue	$—	$430,988	$29,411	$—	$460,399

Operating expenses:
Operations:
Purchased water	—	125,749	181	—	125,930
Purchased power	—	21,616	7,961	—	29,577
Pump taxes	—	8,017	583	—	8,600
Administrative and general	—	67,536	7,740	—	75,276
Other	—	49,356	7,667	(505)	56,518
Maintenance	—	18,998	687	—	19,685
Depreciation and amortization	—	40,349	2,610	(131)	42,828
Income taxes (benefits)	(843)	23,812	(229)	329	23,069
Taxes other than income taxes	—	14,904	2,199	—	17,103

Total operating expenses (income)	(843)	370,337	29,399	(307)	398,586

Net operating income	843	60,651	12	307	61,813

Other Income and Expenses:
Non-regulated revenue	1,220	10,064	6,670	(1,961)	15,993
Non-regulated expense	—	(7,954)	(4,358)	—	(12,312)
Gain on sale on non-utility property	—	22	—	—	22
Income tax benefit (expense) on other income and expense	(497)	(869)	(1,027)	906	(1,487)

Net other income (expense)	723	1,263	1,285	(1,055)	2,216

Interest:
Interest expense	698	27,059	1,635	(1,456)	27,936
Less: capitalized interest	—	(1,085)	(478)	—	(1,563)

Net interest expense	698	25,974	1,157	(1,456)	26,373

Equity earnings of subsidiaries	36,788	—	—	(36,788)	—

Net income	$37,656	$35,940	$140	$(36,080)	$37,656

CALIFORNIA WATER SERVICE GROUP

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, 2010, and 2009

Amounts in thousands, except share data

16 CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (Continued)

CALIFORNIA WATER SERVICE GROUP

CONDENSED CONSOLIDATING STATEMENT OF INCOME
For the Year Ended December 31, 2009

	Parent Company	Cal Water	All Other Subsidiaries	Consolidating Adjustments	Consolidated
	(In thousands)
Operating revenue	$—	$420,412	$28,960	$—	$449,372

Operating expenses:
Operations:
Purchased water	—	121,360	335	—	121,695
Purchased power	—	21,254	6,998	—	28,252
Pump taxes	—	8,982	555	—	9,537
Administrative and general	—	68,103	7,140	—	75,243
Other	—	49,560	7,477	(460)	56,577
Maintenance	—	17,918	619	—	18,537
Depreciation and amortization	—	37,740	2,176	(138)	39,778
Income taxes	(222)	23,919	398	717	24,812
Taxes other than income taxes	—	14,727	2,095	—	16,822

Total operating expenses (income)	(222)	363,563	27,793	119	391,253

Net operating income	222	56,849	1,167	(119)	58,119

Other Income and Expenses:
Non-regulated revenue	901	12,408	6,379	(1,498)	18,190
Non-regulated expense	—	(7,972)	(4,480)	—	(12,452)
Gain on sale on non-utility property	—	560	—	—	560
Income tax benefit (expense) on other income and expense	(367)	(2,036)	(808)	661	(2,550)

Net other income (expense)	534	2,960	1,091	(837)	3,748

Interest:
Interest expense	505	23,719	1,207	(1,037)	24,394
Less: capitalized interest	—	(2,359)	(722)	—	(3,081)

Net interest expense	505	21,360	485	(1,037)	21,313

Equity earnings of subsidiaries	40,303	—	—	(40,303)	—

Net income	$40,554	$38,449	$1,773	$(40,222)	$40,554

CALIFORNIA WATER SERVICE GROUP

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, 2010, and 2009

Amounts in thousands, except share data

16 CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (Continued)

CALIFORNIA WATER SERVICE GROUP

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2011

	Parent Company	Cal Water	All Other Subsidiaries	Consolidating Adjustments	Consolidated
	(In thousands)
Operating activities:
Net income	$37,712	$38,333	$(1,131)	$(37,202)	$37,712

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity earnings of subsidiaries	(37,222)	—	—	37,222	—
Dividends received from affiliates	25,674	—	—	(25,674)	—
Depreciation and amortization	51	49,283	2,771	(124)	51,981
Change in value of life insurance contracts	—	1,876	—	—	1,876
Gain on sale of non-utility property	—	(62)	—	—	(62)
Other changes in noncurrent assets and liabilities	(299)	5,973	684	53	6,411
Changes in operating assets and liabilities:
Other changes, net	1,882	8,367	3,054	51	13,354

Net adjustments	(9,914)	65,437	6,509	11,528	73,560

Net cash provided by operating activities	27,798	103,770	5,378	(25,674)	111,272

Investing activities:
Utility plant expenditures	—	(98,410)	(20,136)	—	(118,546)
Proceeds from sale of non-utility assets	—	64	—	—	64
Affiliate advances	(25,495)	1,597	—	23,898	—
Reduction of loans to affiliates	962	45	2,000	(3,007)	—
Purchase of life insurance	—	(1,744)	—	—	(1,744)
Restricted cash	—	(3,042)	—	—	(3,042)

Net cash (used in) investing activities	(24,533)	(101,490)	(18,136)	20,891	(123,268)

Financing Activities:
Short-term borrowings	23,390	—	—	—	23,390
Affiliate advances	—	—	23,898	(23,898)	—
Reduction of affiliate long-term borrowings	(2,045)	—	(962)	3,007	—
Proceeds from long-term debt, net of issuance cost of $1,857	—	—	178	—	178
Retirement of long-term debt	—	(2,279)	(684)	—	(2,963)
Advances and contributions in aid for construction	—	7,082	149	—	7,231
Refunds of advances for construction	—	(6,129)	(76)	—	(6,205)
Dividends paid to non-affiliates	(25,674)	—	—	—	(25,674)
Dividends paid to affiliates	—	(22,925)	(2,749)	25,674	—
Issuance of common stock	965	—	—	—	965

Net cash (used in) provided by financing activities	(3,364)	(24,251)	19,754	4,783	(3,078)

Change in cash and cash equivalents	(99)	(21,971)	6,996	—	(15,074)
Cash and cash equivalents at beginning of year	188	40,446	1,643	—	42,277

Cash and cash equivalents at end of year	$89	$18,475	$8,639	$—	$27,203

CALIFORNIA WATER SERVICE GROUP

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, 2010, and 2009

Amounts in thousands, except share data

16 CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (Continued)

CALIFORNIA WATER SERVICE GROUP

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2010

	Parent Company	Cal Water	All Other Subsidiaries	Consolidating Adjustments	Consolidated
	(In thousands)
Operating activities:
Net income	$37,656	$35,940	$140	$(36,080)	$37,656

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity earnings of subsidiaries	(36,788)	—	—	36,788	—
Dividends received from affiliates	24,753	—	—	(24,753)	—
Depreciation and amortization	—	42,680	2,716	(131)	45,265
Other changes in noncurrent assets and liabilities	—	7,435	(2,133)	(598)	4,704
Change in value of life insurance contracts	—	(2,641)	—	—	(2,641)
Gain on sale of non-utility property	—	(22)	—	—	(22)
Changes in operating assets and liabilities:
Other changes, net	(825)	(9,312)	664	21	(9,452)

Net adjustments	(12,860)	38,140	1,247	11,327	37,854

Net cash provided by operating activities	24,796	74,080	1,387	(24,753)	75,510

Investing activities:
Utility plant expenditures	(324)	(108,990)	(14,612)	—	(123,926)
Proceeds from sale of non-utility assets	—	34	—	—	34
Affiliate advances	(14,579)	85	—	14,494	—
Reduction of loans to affiliates	1,854	—	—	(1,854)	—
Purchase of life insurance	—	(1,891)	—	—	(1,891)
Restricted cash decrease	—	3,169	—	—	3,169

Net cash (used in) investing activities	(13,049)	(107,593)	(14,612)	12,640	(122,614)

Financing Activities:
Short-term borrowings	16,750	69,000	—	—	85,750
Repayment of short-term borrowings	(5,000)	(69,000)	—	—	(74,000)
Affiliate advances	—	—	14,494	(14,494)	—
Reduction of affiliate note payable	—	—	(1,854)	1,854	—
Proceeds from long-term debt, net of issuance cost of $1,857	—	103,947	2,226	—	106,173
Retirement of long-term debt	—	(12,212)	(1,480)	—	(13,692)
Advances and contributions in aid for construction	—	4,962	351	—	5,313
Refunds of advances for construction	—	(6,104)	(84)	—	(6,188)
Dividends paid to non-affiliates	(24,753)	—	—	—	(24,753)
Dividends paid to affiliates	—	(22,634)	(2,119)	24,753	—
Issuance of common stock	912	—	—	—	912

Net cash (used in) provided by financing activities	(12,091)	67,959	11,534	12,113	79,515

Change in cash and cash equivalents	(344)	34,446	(1,691)	—	32,411
Cash and cash equivalents at beginning of year	532	6,000	3,334	—	9,866

Cash and cash equivalents at end of year	$188	$40,446	$1,643	$—	$42,277

CALIFORNIA WATER SERVICE GROUP

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, 2010, and 2009

Amounts in thousands, except share data

16 CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (Continued)

CALIFORNIA WATER SERVICE GROUP

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2009

	Parent Company	Cal Water	All Other Subsidiaries	Consolidating Adjustments	Consolidated
	(In thousands)
Operating activities:
Net income	$40,554	$38,449	$1,773	$(40,222)	$40,554

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity earnings of subsidiaries	(40,303)	—	—	40,303	—
Dividends received from affiliates	24,476	—	—	(24,476)	—
Depreciation and amortization	—	39,649	2,132	(138)	41,643
Amortization of debt premium and expense	—	970	—	—	970
Other changes in noncurrent assets and liabilities	(1,491)	4,602	532	45	3,688
Change in value of life insurance contracts	—	(4,107)	—	—	(4,107)
Gain on sale of non-utility property	—	(560)	—	—	(560)
Changes in operating assets and liabilities:
Other changes, net	476	(11,161)	909	12	(9,764)

Net adjustments	(16,842)	29,393	3,573	15,746	31,870

Net cash provided by operating activities	23,712	67,842	5,346	(24,476)	72,424

Investing activities:
Utility plant expenditures	—	(100,182)	(10,426)	—	(110,608)
Proceeds from sale of non-utility assets	—	810	—	—	810
Affiliate advances	(160)	(1,039)	—	1,199	—
Reduction of loans to affiliates	415	—	—	(415)	—
Purchase of life insurance	—	(1,813)	—	—	(1,813)
Restricted cash increase	—	(3,104)	—	—	(3,104)

Net cash provided by (used in) investing activities	255	(105,328)	(10,426)	784	(114,715)

Financing Activities:
Short-term borrowings	—	20,000	—	—	20,000
Repayment of short-term borrowings	—	(48,000)	—	—	(48,000)
Affiliate advances	—	—	1,199	(1,199)	—
Reduction of affiliate note payable	—	—	(415)	415	—
Proceeds from long-term debt, net of issuance cost of $3,390	—	97,884	96	—	97,980
Retirement of long-term debt	—	(5,938)	(834)	—	(6,772)
Advances and contributions in aid for construction	—	4,981	—	—	4,981
Refunds of advances for construction	—	(5,968)	(71)	—	(6,039)
Dividends paid to non-affiliates	(24,476)	—	—	—	(24,476)
Dividends paid to affiliates	—	(22,498)	(1,978)	24,476	—
Issuance of common stock	614	—	—	—	614

Net cash (used in) provided by financing activities	(23,862)	40,461	(2,003)	23,692	38,288

Change in cash and cash equivalents	105	2,975	(7,083)	—	(4,003)
Cash and cash equivalents at beginning of year	427	3,025	10,417	—	13,869

Cash and cash equivalents at end of year	$532	$6,000	$3,334	$—	$9,866

CALIFORNIA WATER SERVICE GROUP

Notes to Consolidated Financial Statements (Continued)

December 31, 2011, 2010, and 2009

Amounts in thousands, except share data

16 CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (Continued)

        Subsequent to the issuance of the 2010 financial statements management determined that within the condensed consolidating statement of cash flows the Company presented affiliate advances as operating activities. These intercompany payables and receivables transactions between Parent Company, Cal Water, and the other 100% owned subsidiaries have been corrected in the above condensed consolidating statement of cash flows for the year ended December 31, 2010 and 2009 to be presented within investing and financing activities. This correction has no impact on the consolidated statement of cash flows for the years ended December 31, 2010 and 2009. The corrections are summarized as follows:

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	Parent Company	Cal Water	All Other Subsidiaries	Consolidating Adjustments
	(In thousands)
For the Year Ended December 31, 2010
Net cash provided by operating activities as previously reported	$10,217	$74,165	$15,881	$(24,753)
Net cash provided by operating activities as corrected	24,796	74,080	1,387	(24,753)
Net cash provided by (used in) investing activities as previously reported	1,530	(107,678)	(14,612)	(1,854)
Net cash provided by (used in) investing activities as corrected	(13,049)	(107,593)	(14,612)	12,640
Net cash (used in) provided by financing activities as previously reported	(12,091)	67,959	(2,960)	26,607
Net cash (used in) provided by financing activities as corrected	(12,091)	67,959	11,534	12,113
For the Year Ended December 31, 2009
Net cash provided by operating activities as previously reported	23,552	66,803	6,545	(24,476)
Net cash provided by operating activities as corrected	23,712	67,842	5,346	(24,476)
Net cash provided by (used in) investing activities as previously reported	415	(104,289)	(10,426)	(415)
Net cash provided by (used in) investing activities as corrected	255	(105,328)	(10,426)	784
Net cash (used in) provided by financing activities as previously reported	(23,862)	40,461	(3,202)	24,891
Net cash (used in) provided by financing activities as corrected	(23,862)	40,461	(2,003)	23,692

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        None

Item 9A.    Controls and Procedures

Management's Evaluation of Disclosure Controls and Procedures

        We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d -15(e) under the Securities Exchange Act of 1934, as amended) that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

        In designing and evaluating the disclosure controls and procedures, management, including the Chief Executive Officer and Chief Financial Officer, recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Accordingly, our disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives.

        Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2011. Based on that evaluation, we concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

        There was no change in our internal control over financial reporting during the quarter ended December 31, 2011, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management's Report on Internal Control over Financial Reporting

        Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended). Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in "Internal Control—Integrated Framework." Management has concluded that, as of December 31, 2011, our internal control over financial reporting is effective based on these criteria. Our independent registered public accounting firm, Deloitte & Touche LLP, has audited the effectiveness of our internal control over financial reporting as of December 31, 2011, as stated in their report, which is included herein.

Item 9B.    Other Information

        None.

 PART III

Item 10.    Directors and Executive Officers and Corporate Governance

        The information required by this Item as to directors of the Company and the Company's Audit Committee is contained in the sections captioned "Board Structure" and "Proposal No. 1—Election of Directors" of the 2012 Proxy Statement, and is incorporated herein by reference.

        Information required by this Item regarding executive officers is included in a separate section captioned "Executive Officers of the Registrant" contained in Part I of this annual report.

        Information required by this Item as to our Code of Ethics is contained in the section captioned "Other Matters—Code of Ethics" of the 2012 Proxy Statement, and is incorporated herein by reference.

        We have adopted code of ethics that applies to all of our directors, officers, and employees. Our Code of Ethics is posted on our corporate governance website located at http://www.calwatergroup.com. In addition, amendments to the Code of Ethics and any grant of a waiver from a provision of the Code of Ethics requiring disclosure under applicable SEC and NYSE rules will be disclosed at the same location as the Code of Ethics on our corporate governance website located at http://www.calwatergroup.com.

        Information required to be disclosed by this Item as to compliance with Section 16(a) filing requirements is contained in the section captioned "Stock Ownership of Management and Certain Beneficial Owners" of the 2012 Proxy Statement, and is incorporated herein by reference.

Item 11.    Executive Compensation

        The information required by this Item is contained under the captions "Compensation Discussion and Analysis," "Report of the Organization and Compensation Committee of the Board of Directors on Executive Compensation," and "Organization and Compensation Committee Interlocks and Insider Participation" of the 2012 Proxy Statement and is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information required by this Item regarding security ownership of certain beneficial owners and management is contained in the section captioned "Stock Ownership of Management and Certain Beneficial Owners" of the 2012 Proxy Statement and is incorporated herein by reference.

        Certain information required by this Item regarding our equity compensation plans is included in a separate section captioned "Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities" contained in Part I of this annual report.

        The following table represents securities authorized to be issued under our equity compensation plans:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders	361,356	$19.13	1,365,342
Equity compensation plans not approved by security holders	-0-	-0-	-0-

Total	361,356	$19.13	1,365,342

Item 13.    Certain Relationships and Related Transactions and Director Independence

        The information required by this Item is contained in the sections captioned "Certain Related Persons Transactions" and "Board Structure" of the 2012 Proxy Statement and is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services

        The information required by this Item is contained in the section captioned "Report of the Audit Committee" and "Relationship with the Independent Registered Public Accounting Firm" of the 2012 Proxy Statement and is incorporated herein by reference.

PART IV

Item 15.    Exhibits, Financial Statement Schedules

(a)
As part of this Form 10-K, the following documents are being filed:

          1.     Financial Statement:    See "Index to Consolidated Financial Statements" in Part II, Item 8 of this Form 10-K.

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
Date: February 29, 2012

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ ROBERT W. FOY ROBERT W. FOY	Chairman, Board of Directors	Date: February 29, 2012
/s/ DOUGLAS M. BROWN DOUGLAS M. BROWN	Member, Board of Directors	Date: February 29, 2012
/s/ EDWIN A. GUILES EDWIN A. GUILES	Member, Board of Directors	Date: February 29, 2012
/s/ BONNIE G. HILL BONNIE G. HILL	Member, Board of Directors	Date: February 29, 2012
/s/ THOMAS M. KRUMMEL THOMAS M. KRUMMEL, M.D.	Member, Board of Directors	Date: February 29, 2012
/s/ RICHARD P. MAGNUSON RICHARD P. MAGNUSON	Member, Board of Directors	Date: February 29, 2012
/s/ LINDA R. MEIER LINDA R. MEIER	Member, Board of Directors	Date: February 29, 2012

/s/ LESTER A. SNOW LESTER A. SNOW	Member, Board of Directors	Date: February 29, 2012
/s/ GEORGE A. VERA GEORGE A. VERA	Member, Board of Directors	Date: February 29, 2012
/s/ PETER C. NELSON PETER C. NELSON	President and Chief Executive Officer, Principal Executive Officer, Member Board of Directors	Date: February 29, 2012
/s/ MARTIN A. KROPELNICKI MARTIN A. KROPELNICKI	Chief Financial Officer and Treasurer; Principal Financial Officer	Date: February 29, 2012
/s/ CALVIN L. BREED CALVIN L. BREED	Controller, Assistant Secretary and Assistant Treasurer; Principal Accounting Officer	Date: February 29, 2012

EXHIBIT INDEX

        Unless filed with this Form 10-K, the documents listed are incorporated by reference to the filings referred to:

Exhibit Number
3.1	Certificate of Incorporation of California Water Service Group (Exhibit 3.1 to the Quarterly Report on Form 10-Q filed August 9, 2006)
3.2	Certificate of Amendment to Certificate of Incorporation of California Water Service Group (Exhibit 3.1 to the Current Report on Form 8-K filed June 10, 2011)
3.3	Restated Bylaws of California Water Service Group as amended on October 26, 2011 (Exhibit 3.2 to Current Report on Form 8-K filed October 26, 2011)
4.1	[reserved]
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

Exhibit Number
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

Exhibit Number
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
10.13	[reserved]
10.14	California Water Service Group Directors' Retirement Plan (As amended and restated on February 22, 2006) (Exhibit 10.14 to the Annual Report on Form 10-K for the year ended December 31, 2005)
10.15	[reserved]
10.16
Amended and Restated Credit Agreement dated as of June 29, 2011 among California Water Service Group and certain of its subsidiaries from time to time party thereto, as borrowers, Bank of America, N.A., as administrative agent, swing line lender and letter of credit issuer, Merrill Lynch, Pierce, Fenner & Smith Incorporated, as sole lead arranger and sole book manager, CoBank, ACB, as syndication agent, and Wells Fargo Bank, National Association, Bank of China, Los Angeles Branch, and U.S. Bank National Association, as co-documentation agents, and the other lender parties thereto.(Exhibit 10.1 to the Current Report on Form 8-K of the registrant dated July 1, 2011).
10.17
Amended and Restated Credit Agreement dated as of June 29, 2011 among California Water Service Company, as borrower, Bank of America, N.A., as administrative agent, swing line lender and letter of credit issuer, Merrill Lynch, Pierce, Fenner & Smith Incorporated, as sole lead arranger and sole book manager, CoBank, ACB, as syndication agent, Wells Fargo Bank, National Association, Bank of China, Los Angeles Branch, and U.S. Bank National Association, as co-documentation agents, and the other lender parties thereto (Exhibit 10.2 to the Current Report on Form 8-K of the registrant dated July 1, 2011).
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
10.31	The registrant's policy on option repricing under its Equity Incentive Plan (incorporated by reference to Item 8.01 Other Events in the registrant's Current Report on Form 8-K dated April 7, 2005)*
10.32	Water Supply Contract dated September 21, 2005, between Cal Water and the Kern County Water Agency. (Exhibit 10.1 to Current Report on Form 8-K filed on September 21, 2005)
10.33	Separation Agreement between California Water Service Group and Richard D. Nye. (Exhibit 10 to Current Report on Form 8-K filed on December 22, 2005)*
10.34	Form of Stock Appreciation Right Grant Notice under the California Water Service Group Equity Incentive Plan. (Exhibit 10.34 to the Annual Report on Form 10-K for the year ended December 31, 2005)
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

Exhibit Number
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
12.1	Computation of Ratios of Earnings to Fixed Charges
21.	Subsidiaries of the Registrant
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Chief Executive Officer certification of financial statements pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Chief Financial Officer certification of financial statements pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.	Chief Executive Officer and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calcuation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*
Management contract or compensatory plan or arrangement