Form 10-Q
period 2012-03-31
CALIFORNIA WATER SERVICE GROUP
filed 2012-05-08
CIK 1035201

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common shares outstanding as of May 1, 2012 — 41,907,012

PART I FINANCIAL INFORMATION

Item 1.

FINANCIAL STATEMENTS

The condensed consolidated financial statements presented in this filing on Form 10-Q have been prepared by management and are unaudited.

CALIFORNIA WATER SERVICE GROUP

CONDENSED CONSOLIDATED BALANCE SHEETS

Unaudited

(In thousands, except per share data)

	March 31, 2012	December 31, 2011
ASSETS
Utility plant:
Utility plant	$1,994,794	$1,960,381
Less accumulated depreciation and amortization	(594,173)	(579,262)
Net utility plant	1,400,621	1,381,119
Current assets:
Cash and cash equivalents	16,014	27,203
Receivables:
Customers	24,244	28,418
Regulatory balancing accounts	24,842	21,680
Other	5,474	6,422
Unbilled revenue	18,036	15,068
Materials and supplies at weighted average cost	5,827	5,913
Taxes, prepaid expenses and other assets	12,620	9,184
Total current assets	107,057	113,888
Other assets:
Regulatory assets	319,990	319,898
Goodwill	2,615	2,615
Other assets	38,236	37,067
Total other assets	360,841	359,580
	$1,868,519	$1,854,587
CAPITALIZATION AND LIABILITIES
Capitalization:
Common stock, $.01 par value; 68,000 shares authorized, 41,907 and 41,817, outstanding in 2012 and 2011, respectively	$419	$418
Additional paid-in capital	219,909	219,572
Retained earnings	224,337	229,839
Total common stockholders’ equity	444,665	449,829
Long-term debt, less current maturities	481,085	481,632
Total capitalization	925,750	931,461
Current liabilities:
Current maturities of long-term debt	6,649	6,533
Short-term borrowings	50,790	47,140
Accounts payable	50,408	48,923
Regulatory balancing accounts	3,389	2,655
Accrued interest	11,003	4,756
Accrued expenses and other liabilities	42,279	41,868
Total current liabilities	164,518	151,875
Unamortized investment tax credits	2,254	2,254
Deferred income taxes, net	119,069	116,368
Pension and postretirement benefits other than pensions	235,465	232,110
Regulatory and other liabilities	81,042	79,050
Advances for construction	185,829	187,278
Contributions in aid of construction	154,592	154,191
Commitments and contingencies	—	—
	$1,868,519	$1,854,587

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

CALIFORNIA WATER SERVICE GROUP

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

Unaudited

(In thousands, except per share data)

For the three months ended	March 31, 2012	March 31, 2011
Operating revenue	$116,749	$98,149
Operating expenses:
Operations:
Water production costs	38,952	31,958
Administrative and general	23,018	20,502
Other operations	23,826	14,635
Maintenance	5,760	5,199
Depreciation and amortization	13,951	12,588
Income tax expense (benefit)	28	(1,241)
Property and other taxes	4,607	4,560
Total operating expenses	110,142	88,201
Net operating income	6,607	9,948
Other income and expenses:
Non-regulated revenue	4,136	4,333
Non-regulated expenses, net	(2,099)	(3,424)
Income tax (expense) on other income and expenses	(823)	(366)
Net other income	1,214	543
Interest expense:
Interest expense	7,639	8,488
Less: capitalized interest	(903)	(716)
Net interest expense	6,736	7,772
Net income	$1,085	$2,719
Earnings per share
Basic	$0.03	$0.07
Diluted	$0.03	$0.07
Weighted average shares outstanding
Basic	41,842	41,696
Diluted	41,842	41,712
Dividends declared per share of common stock	$0.15750	$0.15375

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

CALIFORNIA WATER SERVICE GROUP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

(In thousands)

For the three months ended:	March 31, 2012	March 31, 2011
Operating activities
Net income	$1,085	$2,719
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,410	13,014
Change in value of life insurance contracts	(1,713)	(454)
Other changes in noncurrent assets and liabilities	2,802	9,008
Changes in operating assets and liabilities:
Receivables	3,524	(892)
Accounts payable	334	(4,153)
Other current assets	(3,371)	(3,350)
Other current liabilities	5,845	8,684
Net adjustments	21,831	21,857
Net cash provided by operating activities	22,916	24,576
Investing activities:
Utility plant expenditures	(28,665)	(24,467)
Purchase of life insurance	(1,357)	(1,589)
Changes in restricted cash and other changes, net	102	(86)
Net cash used in investing activities	(29,920)	(26,142)
Financing activities:
Short-term borrowings	5,650	5,110
Repayment of short-term borrowings	(2,000)	—
Repayment of long-term debt	(431)	(220)
Advances and contributions in aid of construction	1,156	2,868
Refunds of advances for construction	(1,974)	(1,194)
Dividends paid	(6,586)	(6,406)
Net cash (used in) provided by financing activities	(4,185)	158
Change in cash and cash equivalents	(11,189)	(1,408)
Cash and cash equivalents at beginning of period	27,203	42,277
Cash and cash equivalents at end of period	$16,014	$40,869
Supplemental information
Cash paid for interest (net of amounts capitalized)	$283	$1,078
Cash paid for income taxes	—	—
Supplemental disclosure of non-cash activities:
Accrued payables for investments in utility plant	$12,519	$5,421
Utility plant contribution by developers	2,586	1,257

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

CALIFORNIA WATER SERVICE GROUP

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2012

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

Basis of Presentation

The unaudited interim financial information has been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission (SEC) and therefore do not contain all of the information and footnotes required by GAAP and the SEC for annual financial statements. The condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements for the year ended December 31, 2011, included in its annual report on Form 10-K as filed with the SEC on February 29, 2012.

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

In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals that are necessary to provide a fair presentation of the results for the periods covered. The results for interim periods are not necessarily indicative of the results for any future period.

Due to the seasonal nature of the water business, the results for interim periods are not indicative of the results for a 12-month period. Revenue and income are generally higher in the warm, dry summer months when water usage and sales are greater. Revenue and income are lower in the winter months when cooler temperatures and rainfall curtail water usage and sales.

Effective on June 8, 2011, the Company’s Certificate of Incorporation was amended to increase the number of authorized shares of the Company’s common stock from 25,000,000 shares to 68,000,000 shares in connection with a 2 for 1 stock split effected as a dividend. As a result, the number of authorized shares of the Company’s common stock under the equity incentive plan increased to 2,000,000 shares. The common stock par value of $0.01 was not changed. The increased number of authorized shares and 2 for 1 stock split effective June 10, 2011 are retroactively applied to these financial statements resulting in an increase in the number of shares outstanding.

Note 2. Summary of Significant Accounting Policies

Revenue

Revenue generally includes monthly cycle customer billings for regulated water and wastewater services at rates authorized by regulatory commissions (plus an estimate for water used between the customer’s last meter reading and the end of the accounting period) and billings to certain non-regulated customers at rates authorized by contract with government agencies.

The Company’s regulated water and waste water revenue requirements are authorized by the Commissions in the states in which it operates. The revenue requirements are intended to provide the Company a reasonable opportunity to recover its operating costs and earn a return on investments.

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

The balances in the WRAM and MCBA assets and liabilities accounts will fluctuate on a monthly basis depending upon the variance between adopted and actual results. The recovery or refund of the WRAM is netted against the MCBA over- or under-recovery for the corresponding district and is interest bearing at the current 90 day commercial paper rate. Cal Water files with the CPUC to refund or collect the net WRAM and MCBA balances. As of December 31, 2011, $12.9 million of net WRAM and MCBA operating revenues and $10.5 million of associated costs were deferred because the Company concluded it would not be able to collect those amounts within 24-months of the respective reporting period.  On April 19, 2012, the CPUC issued a decision to shorten the amortization periods for Cal Water’s undercollected net WRAM and MCBA receivable balances for calendar years 2011, 2012, and 2013.  The shortened amortization periods for 2011 undercollected balances resulted in recording $8.8 million of deferred net WRAM and MCBA operating revenues and $7.2 million of associated costs during the first quarter of 2012 because these amounts become collectable within 24-months.  The change increased income before income taxes by $1.6 million during the first quarter of 2012.

The change to net WRAM and MCBA deferred balances during the first quarter of 2012 are:

	Operating Revenues	Operating Costs	Income Before Income Taxes
Net WRAM and MCBA deferral as of December 31, 2011	$12,864	$10,492	$2,372
Less: reversal of prior year deferral during the first quarter of 2012	(8,846)	(7,215)	(1,631)
Add: net WRAM and MCBA deferral the first quarter of 2012	110	90	20
Net amount recorded during the first quarter of 2012	(8,736)	(7,125)	(1,611)
Net WRAM and MCBA deferral as of March 31, 2012	$4,128	$3,367	$761

The deferred net WRAM and MCBA operating revenue and associated costs were determined using forecasts of rate payer consumption trends in future reporting periods and the timing of when the CPUC will authorize Cal Water’s filings to recover the undercollected balances. The deferred revenue and associated cost amounts will be recorded in future periods when the Company concludes it will be able to collect those amounts within 24-months of the respective reporting period.

The net WRAM and MCBA under- or overcollected balances are:

	March 31, 2012	December 31, 2011
Net short-term receivable	$24,842	$19,357
Net long-term receivable	25,897	30,268
Total receivable	$50,739	$49,625
Net short-term payable	$4	$543
Net long-term payable	1,558	145
Total payable	$1,562	$688

Flat rate customers are billed in advance at the beginning of the service period. The revenue is prorated so that the portion of revenue applicable to the current period is included in that period’s revenue, with the balance recorded as unearned revenue on the balance sheet and recognized as revenue when earned in the subsequent accounting period. Unearned revenue liability was $1.9 million as of March 31, 2012 and December 31, 2011. This liability is included in “accrued expenses and other liabilities” on the condensed consolidated balance sheets.

Note 3. Stock-based Compensation

Equity Incentive Plan

The Company’s equity incentive plan was approved by stockholders on April 27, 2005.  The Company is authorized to issue awards up to 2,000,000 shares of common stock. During the three months ended March 31, 2012 and 2011, the Company granted annual Restricted Stock Awards (RSAs) of 89,980 and 85,426 shares, respectively, of common stock to officers and directors of the Company and no RSAs were cancelled. Employee RSAs vest over 48-months, while director RSAs vest at the end of 12- months. During the first three months of 2012 and 2011, the shares granted were valued at $17.98 and $17.44 per share, respectively, based upon the fair market value of the Company’s common stock on the date of grant.

The Company has recorded compensation costs for the RSAs in Operating Expense in the amount of $0.3 million for the three months ended March 31, 2012 and March 31, 2011.

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

All RSAs are dilutive and the dilutive effect is shown in the table below.

	Three Months Ended March 31
	2012	2011
Net income available to common stockholders	$1,085	$2,719
Weighted average common shares, basic	41,842	41,696
Dilutive common stock options (treasury method)	—	16
Shares used for dilutive computation	41,842	41,712
Net income per share - basic	$0.03	$0.07
Net income per share - diluted	$0.03	$0.07

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

Cash payments by the Company related to pension plans and other postretirement benefit plans were $6.0 million for the three months ended March 31, 2012. The Company did not make cash contributions to the pension and other postretirement benefit plans during the three months ended March 31, 2011. The 2012 estimated cash contributions to the pension plans is $36.5 million and to the other postretirement benefit plans is $8.8 million.

The following table lists components of net periodic benefit costs for the pension plans and other postretirement benefits. The data listed under “pension plan” includes the qualified pension plan and the non-qualified supplemental executive retirement plan. The data listed under “other benefits” is for all other postretirement benefits.

	Three Months Ended March 31
	Pension Plan		Other Benefits
	2012	2011	2012	2011
Service cost	$4,016	$3,141	$1,417	$979
Interest cost	3,779	3,742	967	833
Expected return on plan assets	(2,893)	(2,244)	(468)	(341)
Recognized net initial APBO (1)	N/A	N/A	69	69
Amortization of prior service cost	1,571	1,580	29	29
Recognized net actuarial loss	1,926	1,079	764	425
Net periodic benefit cost	$8,399	$7,298	$2,778	$1,994

(1)       APBO - Accumulated postretirement benefit obligation

Note 6. Short-term and Long-term Borrowings

On June 29, 2011, the Company and Cal Water entered into Syndicated Credit Agreements, which provide for unsecured revolving credit facilities of up to an initial aggregate amount of $400 million.  The Syndicated Credit Facilities amend, expand, and replace the Company’s and its subsidiaries’ existing credit facilities originally entered into on October 27, 2009.  The new credit facilities extended the terms until June 29, 2016, increased the Company’s and Cal Water’s unsecured revolving lines of credit, and lowered interest rates and fees.  The Company and subsidiaries which it designates may borrow up to $100 million under the Company’s revolving credit facility. Cal Water may borrow up to $300 million under its revolving credit facility; however, all borrowings need to be repaid within 12-months unless otherwise authorized by the CPUC.  The proceeds from the revolving credit facilities may be used for working capital purposes, including the short-term financing of capital projects.  The base loan rate may vary from LIBOR plus 72.5 basis points to LIBOR plus 95 basis points, depending on the Company’s total capitalization ratio.  Likewise, the unused commitment fee may vary from 8 basis points to 12.5 basis points based on the same ratio.

Both short-term unsecured credit agreements contain affirmative and negative covenants and events of default customary for credit facilities of this type including, among other things, limitations and prohibitions relating to additional indebtedness, liens, mergers, and asset sales. Also, these unsecured credit agreements contain financial covenants governing the Company and its subsidiaries’ consolidated total capitalization ratio and interest coverage ratio. As of March 31, 2012, the Company and Cal Water have met all borrowing covenants for both credit agreements.

As of March 31, 2012 and December 31, 2011, the outstanding borrowings on the Company lines of credit were $50.8 million and $47.1 million, respectively, and there were no borrowings on the Cal Water lines of credit for both periods.  For the three months ended March 31, 2012, the average borrowing rate was 1.6% compared to 2.9% for the same period last year.

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

Effective January 1, 2012, the federal income tax repairs deduction for qualified tangible property is mandatory.  The repairs deduction is estimated to significantly reduce the Company’s 2012 federal income tax payments.  The new deduction accelerates qualified tangible property deductions for property placed into service during 2012 and prior years.  The repairs deduction is also estimated to eliminate the Company’s 2012 federal qualified U.S. production activities deductions (QPAD) which is estimated to increase the effective income tax rate for 2012 compared to the prior year.

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

Note 8. Regulatory Assets and Liabilities

During 2011, the CPUC issued a decision regarding the $34.2 million of litigation proceeds previously received by Cal Water during 2008 which is being used to replace infrastructure damaged by the gasoline additive Methyl tert-butyl ether (MTBE). The decision requires use of these proceeds for costs incurred as a result of MTBE contamination with any related benefits to be provided to Cal Water customers. Such usage includes transfer of the amount to contributions in aid of construction (CIAC) for remediation or replacement project costs once complete. Usage of the proceeds is reported to the CPUC through an Advice Letter or General Rate Case filing. As of December 31, 2011, $16.7 million of the proceeds was recorded as CIAC.  Cal Water did not use any of the proceeds to replace damaged infrastructure during the first quarter of 2012.  The remaining balance of $16.4 million is recorded as other long-term liabilities.

During 2011, Cal Water added balancing accounts for its pension plans and conservation program. Both balancing account effective dates were January 1, 2011. The pension plans balancing account is a two-way balancing account that tracks the differences between actual expenses and adopted rate recovery which will result in either a regulatory asset or liability. The conservation program is a one-way balancing account that tracks the differences between actual expenses and adopted rate recovery which may result in a regulatory liability if actual conservation expenses are less than adopted over the three year period ending December 31, 2013. As of March 31, 2012 and December 31, 2011, there was a regulatory liability of $5.6 million and $6.3 million, respectively, for both balancing accounts combined.

Note 9. Commitment and Contingencies

Commitments

The Company has significant commitments to lease certain office spaces and water systems and to purchase water from water wholesalers. These commitments are described in Form 10-K for the year ended December 31, 2011.  As of March 31, 2012, there were no significant changes from December 31, 2011.

Contingencies

Groundwater Contamination

The Company has undertaken litigation against third parties to recover past and future costs related to ground water contamination in our service areas. The cost of litigation is expensed as incurred and any settlement is first offset against such costs. The Commission general policy require all proceeds from contamination litigation to be used first to pay transactional expenses, then to make ratepayers whole for water treatment costs to comply with the Commission’s water quality standards. The Commission allows for a risk-based consideration of contamination proceeds which exceed the costs of the remediation described above and may result in some sharing of proceeds with the shareholder, determined on a case by case basis. The Commission has authorized various memorandum accounts that allow the Company to track significant litigation costs to request recovery of these costs in future filings and uses of proceeds to comply with Commission’s general policy.

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

Note 10. Fair Value of Financial Assets and Liabilities

The accounting guidance for fair value measurements and disclosures (Accounting Standards Update No. 2011-04 and Accounting Standards Codification No. 270-10-45-19, effective January 1, 2012), provides a single definition of fair value and requires certain disclosures about assets and liabilities measured at fair value. A hierarchal framework for disclosing the observability of the inputs utilized in measuring assets and liabilities at fair value is established by this guidance. The three levels in the hierarchy are as follows:

Level 1 -

Quoted prices are available in active markets for identical assets or liabilities as of the reporting date. The types of assets and liabilities included in Level 1 are highly liquid and actively traded instruments with quoted prices.

Level 2 -

Pricing inputs are other than quoted prices inactive markets, but are either directly or indirectly observable as of the reporting date. The types of assets and liabilities included in Level 2 are typically either comparable to actively traded securities or contracts, or priced with discounted cash flow or option pricing models using highly observable inputs.

Level 3 -

Significant inputs to pricing have little or no observability as of the reporting date. The types of assets and liabilities included in Level 3 are those valued with models requiring significant management judgment or estimation.

Specific valuation methods include the following:

Cash equivalents, accounts receivable and accounts payable carrying amounts approximated the fair value because of the short-term maturity of the instruments.

Long-term debt fair values were estimated using the published quoted market price, if available, or the discounted cash flow analysis, based on the current rates available using a risk-free rate (a U.S. Treasury securities yield curve) plus a risk premium of 1.19%.

Advances for construction fair values were estimated using broker quotes from companies that frequently purchase these investments.

	March 31, 2012
		Fair Value
	Cost	Level 1	Level 2	Level 3	Total
Long -term debt, including current maturities	$487,734	$—	$592,256	$—	$592,256
Advances for construction	$185,829	$—	$70,862	$—	$70,862
Total	$673,563	$—	$663,118	$—	$663,118

	December 31, 2011
		Fair Value
	Cost	Level 1	Level 2	Level 3	Total
Long -term debt, including current maturities	$488,165	$—	$625,202	$—	$625,202
Advances for construction	$187,278	$—	$69,959	$—	$69,959
Total	$675,443		$695,161	$—	$695,161

Note 11. Subsequent Events

On April 19, 2012, the CPUC issued a decision to shorten the amortization periods for Cal Water’s undercollected net WRAM and MCBA receivable balances for calendar years 2011, 2012, and 2013.  As a result of this decision, most of Cal Water’s 2011, 2012, and 2013 net undercollected WRAM and MCBA receivable balances will be amortized over 12 and 18-month periods.  In addition, the decision authorized Cal Water to bill and collect all undercollected balances at the end of each calendar year.  As of December 31, 2011, $12.9 million of net WRAM and MCBA operating revenues and $10.5 million of associated costs were deferred.  The CPUC decision to shorten the amortization periods resulted in the recording of an additional $8.7 million of operating revenues and $7.1 million of associated costs during the first quarter of 2012 because these balances will be collected within 24-months using the new amortization periods.  Calendar year 2014 and future year amortization periods will be determined during the 2012 General Rate Case expected to be filed in 2013.

Note 12. Condensed Consolidating Financial Statements (unaudited)

On April 17, 2009, Cal Water issued $100 million aggregate principal amount of 5.875% First Mortgage Bonds due 2019, and on November 17, 2010, Cal Water issued $100 million aggregate principal amount of 5.500% First Mortgage Bonds due 2040, all of which are fully and unconditionally guaranteed by the Company.

The following tables present the condensed consolidating balance sheets as of March 31, 2012 and December 31, 2011, the condensed consolidating statements of income for the three months ended March 31, 2012 and 2011 and the condensed consolidating statements of cash flow for the three months ended March 31, 2012 and 2011 of (i) California Water Service Group, the guarantor of the first mortgage bonds and the parent company; (ii) California Water Service Company, the issuer of the first mortgage bonds and a wholly-owned consolidated subsidiary of California Water Service Group; and (iii) the other wholly-owned consolidated subsidiaries of California Water Service Group.

CALIFORNIA WATER SERVICE GROUP

CONDENSED CONSOLIDATING BALANCE SHEET

As of March 31, 2012

(In thousands)

	Parent Company	Cal Water	All Other Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS
Utility plant:
Utility plant	$324	$1,839,523	$162,146	$(7,199)	$1,994,794
Less accumulated depreciation and amortization	(65)	(565,306)	(30,217)	1,415	(594,173)
Net utility plant	259	1,274,217	131,929	(5,784)	1,400,621
Current assets:
Cash and cash equivalents	495	14,661	858	—	16,014
Receivables and unbilled revenue	—	69,484	3,112	—	72,596
Receivables from affiliates	10,606	3,014	—	(13,620)	—
Other current assets	244	17,148	1,055	—	18,447
Total current assets	11,345	104,307	5,025	(13,620)	107,057
Other assets:
Regulatory assets	—	317,611	2,379	—	319,990
Investments in affiliates	460,940	—	—	(460,940)	—
Long-term affiliate notes receivable	29,504	7,820	—	(37,324)	—
Other assets	1,049	32,908	7,099	(205)	40,851
Total other assets	491,493	358,339	9,478	(498,469)	360,841
	$503,097	$1,736,863	$146,432	$(517,873)	$1,868,519
CAPITALIZATION AND LIABILITIES
Capitalization:
Common stockholders’ equity	$444,666	$413,433	$53,117	$(466,551)	$444,665
Affiliate long-term debt	7,820	—	29,504	(37,324)	—
Long-term debt, less current maturities	—	477,612	3,473	—	481,085
Total capitalization	452,486	891,045	86,094	(503,875)	925,750
Current liabilities:
Current maturities of long-term debt	—	5,970	679	—	6,649
Short-term borrowings	50,790	—	—	—	50,790
Payables to affiliates	48	66	13,506	(13,620)	—
Accounts payable	—	45,961	4,447	—	50,408
Accrued expenses and other liabilities	334	56,134	151	52	56,671
Total current liabilities	51,172	108,131	18,783	(13,568)	164,518
Unamortized investment tax credits	—	2,254	—	—	2,254
Deferred income taxes, net	(561)	116,626	3,434	(430)	119,069
Pension and postretirement benefits other than pensions	—	235,465	—	—	235,465
Regulatory and other liabilities	—	72,989	8,053	—	81,042
Advances for construction	—	184,956	873	—	185,829
Contributions in aid of construction	—	125,397	29,195	—	154,592
	$503,097	$1,736,863	$146,432	$(517,873)	$1,868,519

CALIFORNIA WATER SERVICE GROUP

CONDENSED CONSOLIDATING BALANCE SHEET

As of December 31, 2011

(In thousands)

	Parent Company	Cal Water	All Other Subsidiaries	Consolidating Adjustments	Consolidated

ASSETS
Utility plant:
Utility plant	$324	$1,808,568	$158,688	$(7,199)	$1,960,381
Less accumulated depreciation and amortization	(51)	(551,345)	(29,251)	1,385	(579,262)
Net utility plant	273	1,257,223	129,437	(5,814)	1,381,119
Current assets:
Cash and cash equivalents	89	18,475	8,639	—	27,203
Receivables	158	76,227	(4,797)	—	71,588
Receivables from affiliates	7,817	3,446	5	(11,268)	—
Other current assets	—	14,225	872	—	15,097
Total current assets	8,064	112,373	4,719	(11,268)	113,888
Other assets:
Regulatory assets	—	317,564	2,334	—	319,898
Investments in affiliates	466,515	—	—	(466,515)	—
Long-term affiliate notes receivable	28,921	7,832	—	(36,753)	—
Other assets	1,144	31,662	7,081	(205)	39,682
Total other assets	496,580	357,058	9,415	(503,473)	359,580
	$504,917	$1,726,654	$143,571	$(520,555)	$1,854,587
CAPITALIZATION AND LIABILITIES
Capitalization:
Common stockholders’ equity	$449,829	$417,810	$54,377	$(472,187)	$449,829
Affiliate long-term debt	7,832	—	28,921	(36,753)	—
Long-term debt, less current maturities	—	477,998	3,634	—	481,632
Total capitalization	457,661	895,808	86,932	(508,940)	931,461
Current liabilities:
Current maturities of long-term debt	—	5,851	682	—	6,533
Short-term borrowings	47,140	—	—	—	47,140
Payables to affiliates	52	190	11,026	(11,268)	—
Accounts payable	—	47,568	4,010	—	51,578
Accrued expenses and other liabilities	625	46,462	(547)	84	46,624
Total current liabilities	47,817	100,071	15,171	(11,184)	151,875
Unamortized investment tax credits	—	2,254	—	—	2,254
Deferred income taxes, net	(561)	113,925	3,435	(431)	116,368
Pension and postretirement benefits other than pensions	—	232,110	—	—	232,110
Regulatory and other liabilities	—	71,034	8,016	—	79,050
Advances for construction	—	185,902	1,376	—	187,278
Contributions in aid of construction	—	125,550	28,641	—	154,191
	$504,917	$1,726,654	$143,571	$(520,555)	$1,854,587

CALIFORNIA WATER SERVICE GROUP

CONDENSED CONSOLIDATING STATEMENT OF INCOME (LOSS)

For the three months ended March 31, 2012

(In thousands)

	Parent Company	Cal Water	All Other Subsidiaries	Consolidating Adjustments	Consolidated
Operating revenue	$—	$109,825	$6,924	$—	$116,749
Operating expenses:
Operations:
Water production costs	—	36,542	2,410	—	38,952
Administrative and general	36	20,652	2,330	—	23,018
Other	—	22,372	1,580	(126)	23,826
Maintenance	—	5,557	203	—	5,760
Depreciation and amortization	(5)	13,300	686	(30)	13,951
Income taxes (benefit)	(140)	247	(415)	336	28
Taxes other than income taxes	—	4,059	548	—	4,607
Total operating expenses (income)	(109)	102,729	7,342	180	110,142
Net operating income (loss)	109	7,096	(418)	(180)	6,607
Other Income and Expenses:
Non-regulated revenue	471	3,824	573	(732)	4,136
Non-regulated expense	—	(1,698)	(401)	—	(2,099)
Income tax benefit (expense) on other income and expense	(192)	(866)	(89)	324	(823)
Net other income (expense)	279	1,260	83	(408)	1,214
Interest:
Interest expense	314	7,406	525	(606)	7,639
Less: capitalized interest	—	(598)	(305)	—	(903)
Net interest expense	314	6,808	220	(606)	6,736
Equity earnings of subsidiaries	1,011	—	—	(1,011)	—
Net income (loss)	$1,085	$1,548	$(555)	$(993)	$1,085

CALIFORNIA WATER SERVICE GROUP

CONDENSED CONSOLIDATING STATEMENT OF INCOME (LOSS)

For the three months ended March 31, 2011

(In thousands)

	Parent Company	Cal Water	All Other Subsidiaries	Consolidating Adjustments	Consolidated
Operating revenue	$—	$91,675	$6,474	$—	$98,149
Operating expenses:
Operations:
Purchased water	—	25,480	51	—	25,531
Purchased power	—	2,940	1,911	—	4,851
Pump taxes	—	1,468	108	—	1,576
Administrative and general	—	18,544	1,958	—	20,502
Other	—	12,984	1,779	(128)	14,635
Maintenance	—	5,040	159	—	5,199
Depreciation and amortization	5	11,929	685	(31)	12,588
Income taxes (benefit)	(152)	(1,021)	(446)	378	(1,241)
Taxes other than income taxes	—	4,032	528	—	4,560
Total operating expenses (income)	(147)	81,396	6,733	219	88,201
Net operating income (loss)	147	10,279	(259)	(219)	9,948
Other Income and Expenses:
Non-regulated revenue	523	3,022	1,598	(810)	4,333
Non-regulated expense	—	(2,251)	(1,173)	—	(3,424)
Income tax benefit (expense) on other income and expense	(213)	(314)	(204)	365	(366)
Net other income (expense)	310	457	221	(445)	543
Interest:
Interest expense	367	8,222	582	(683)	8,488
Less: capitalized interest	—	(531)	(185)	—	(716)
Net interest expense	367	7,691	397	(683)	7,772
Equity earnings of subsidiaries	2,629	—	—	(2,629)	—
Net income (loss)	$2,719	$3,045	$(435)	$(2,610)	$2,719

CALIFORNIA WATER SERVICE GROUP

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the three months ended March 31, 2012

(In thousands)

	Parent Company	Cal Water	All Other Subsidiaries	Consolidating Adjustments	Consolidated
Operating activities:
Net income (loss)	$1,085	$1,548	$(555)	$(993)	$1,085
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity earnings of subsidiaries	(1,011)	—	—	1,011	—
Dividends received from affiliates	6,586	—	—	(6,586)	—
Depreciation and amortization	14	13,706	720	(30)	14,410
Change in value of life insurance contracts	—	(1,713)	—	—	(1,713)
Other changes in noncurrent assets and liabilities	433	2,365	(40)	44	2,802
Changes in operating assets and liabilities:
Other changes, net	(377)	13,862	(7,121)	(32)	6,332
Net adjustments	5,645	28,220	(6,441)	(5,593)	21,831
Net cash provided by (used in) operating activities	6,730	29,768	(6,996)	(6,586)	22,916
Investing activities:
Utility plant expenditures	—	(25,717)	(2,948)	—	(28,665)
Net changes in affiliate advances	(3,511)	433	—	3,078	—
Proceeds from affiliates long-term debt	135	12	—	(147)	—
Purchase of life insurance	—	(1,357)	—	—	(1,357)
Changes in restricted cash and other changes, net	—	102	—	—	102
Net cash provided by (used in) investing activities	(3,376)	(26,527)	(2,948)	2,931	(29,920)
Financing Activities:
Short-term borrowings	4,650	1,000	—	—	5,650
Repayment of short-term borrowings	(1,000)	(1,000)	—	—	(2,000)
Repayment of long-term borrowings	—	(266)	(165)	—	(431)
Net changes in affiliate advances	—	(124)	3,202	(3,078)	—
Repayment of affiliates long-term borrowings	(12)	—	(135)	147	—
Advances and contributions in aid for construction	—	1,151	5	—	1,156
Refunds of advances for construction	—	(1,934)	(40)	—	(1,974)
Dividends paid to non-affiliates	(6,586)	—	—	—	(6,586)
Dividends paid to affiliates	—	(5,882)	(704)	6,586	—
Net cash provided by (used in) financing activities	(2,948)	(7,055)	2,163	3,655	(4,185)
Change in cash and cash equivalents	406	(3,814)	(7,781)	—	(11,189)
Cash and cash equivalents at beginning of period	89	18,475	8,639	—	27,203
Cash and cash equivalents at end of period	$495	$14,661	$858	$—	$16,014

CALIFORNIA WATER SERVICE GROUP

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the three months ended March 31, 2011

(In thousands)

	Parent Company	Cal Water	All Other Subsidiaries	Consolidating Adjustments	Consolidated
Operating activities:
Net income (loss)	$2,719	$3,045	$(435)	$(2,610)	$2,719
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity earnings of subsidiaries	(2,629)	—	—	2,629	—
Dividends received from affiliates	6,406	—	—	(6,406)	—
Depreciation and amortization	5	12,320	720	(31)	13,014
Other changes in noncurrent assets and liabilities	297	8,750	(39)	—	9,008
Change in value of life insurance contracts	—	(454)	—	—	(454)
Changes in operating assets and liabilities:
Other changes, net	194	(11)	94	12	289
Net adjustments	4,273	20,605	775	(3,796)	21,857
Net cash provided by (used in) operating activities	6,992	23,650	340	(6,406)	24,576
Investing activities:
Utility plant expenditures	—	(22,658)	(1,809)	—	(24,467)
Net changes in affiliate advances	(5,707)	3,307	—	2,400	—
Proceeds from affiliates long-term debt	241	11	18	(270)	—
Purchase of life insurance	—	(1,589)	—	—	(1,589)
Restricted cash	—	(86)	—	—	(86)
Net cash provided by (used in) investing activities	(5,466)	(21,015)	(1,791)	2,130	(26,142)
Financing Activities:
Short-term borrowings	5,110	—	—	—	5,110
Repayment of long-term borrowings	—	(59)	(161)	—	(220)
Net changes in affiliate advances	—	—	2,400	(2,400)	—
Repayment of affiliates long-term borrowings	(29)	—	(241)	270	—
Advances and contributions in aid for construction	—	2,848	20	—	2,868
Refunds of advances for construction	—	(1,185)	(9)	—	(1,194)
Dividends paid to non-affiliates	(6,406)	—	—	—	(6,406)
Dividends paid to affiliates	—	(5,719)	(687)	6,406	—
Net cash provided by (used in) financing activities	(1,325)	(4,115)	1,322	4,276	158
Change in cash and cash equivalents	201	(1,480)	(129)	—	(1,408)
Cash and cash equivalents at beginning of period	188	40,446	1,643	—	42,277
Cash and cash equivalents at end of period	$389	$38,966	$1,514	$—	$40,869

Subsequent to the issuance of the March 31, 2011 unaudited financial statements management determined that within the condensed consolidating statement of cash flows the Company presented affiliate advances as operating activities. These intercompany payables and receivables transactions between the Company, Cal Water, and the other 100% owned subsidiaries have been corrected in the above condensed consolidating statement of cash flows for the three months ended March 31, 2011 to be presented within investing and financing activities. This correction has no impact on the consolidated statement of cash flows for the three months ended March 31, 2011. The corrections are summarized as follows:

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	Parent Company	Cal Water	All Other Subsidiaries	Consolidating Adjustments
	(In thousands)
For the three months ended March 31, 2011
Net cash provided by operating activities as previously reported	$1,285	$26,957	$2,740	$(6,406)
Net cash provided by operating activities as corrected	6,992	23,650	340	(6,406)
Net cash provided by (used in) investing activities as previously reported	241	(24,322)	(1,791)	(270)
Net cash provided by (used in) investing activities as corrected	(5,466)	(21,015)	(1,791)	2,130
Net cash (used in) provided by financing activities as previously reported	(1,325)	(4,115)	(1,078)	6,676
Net cash (used in) provided by financing activities as corrected	(1,325)	(4,115)	1,322	4,276

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

•                       the ability to satisfy requirements related to the Sarbanes-Oxley and Dodd Frank Acts and other regulations on internal controls; and

•                       the risks set forth in “Risk Factors” included in the Company’s Annual Report on Form 10-K.

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

CRITICAL ACCOUNTING POLICIES

We maintain our accounting records in accordance with accounting principles generally accepted in the United States of America (GAAP) and as directed by the Commissions to which our operations are subject. The process of preparing financial statements in accordance with GAAP requires the use of estimates on the part of management. The estimates used by management are based on historic experience and an understanding of current facts and circumstances. Management believes that the following accounting policies are critical because they involve a higher degree of complexity and judgment, and can have a material impact on our results of operations, financial condition, and cash flows of the business. These policies and their key characteristics are discussed in detail in the 2011 Form 10-K. They include:

•                       revenue recognition and the water revenue adjustment mechanism;

•                       modified cost balancing accounts;

•                       expense balancing and memorandum accounts;

•                       regulatory utility accounting;

•                       income taxes;

•                       pension benefits;

•                       workers’ compensation and other claims;

•                       goodwill accounting and evaluation for impairment; and

•                       contingencies.

For the three-month period ended March 31, 2012, there were no changes in the methodology for computing critical accounting estimates, no additional accounting estimates met the standards for critical accounting policies, and there were no material changes to the important assumptions underlying the critical accounting estimates.

RESULTS OF FIRST QUARTER 2012 OPERATIONS COMPARED TO

FIRST QUARTER 2011 OPERATIONS

Amounts in thousands except share data

Overview

Net income for the three month period ended March 31, 2012, was $1.1 million, or $0.03 per diluted common share compared to net income of $2.7 million or $0.07 per diluted common share for the three month period ended March 31, 2011. The decrease in net income during the first quarter of 2012 was mostly due to a nonrecurring income tax adjustment recorded during the first quarter of 2011 that reduced income taxes by $1.6 million. The additional WRAM and MCBA net income resulting from the reversal of deferred amounts as of December 31, 2011, and rate increases during the first quarter of 2012 were partially offset by higher operating expenses.  Other income increased $0.7 million mostly due to an unrealized gain on our benefit plan insurance investments during the first quarter of 2012 compared to first quarter 2011.

Operating Revenue

Operating revenue increased $18.6 million or 19% to $116.7 million in the first quarter of 2012. As disclosed in the following table, the increase was due to increases in usage (includes an additional $8.8 million of net WRAM and MCBA operating revenues that were deferred as of December 31, 2011) and rates.

The factors that impacted the operating revenue for the first quarter of 2012 compared to 2011 are as follows:

Usage (includes WRAM and MCBA deferral adjustment)	$16,522
Rate increases	5,690
Net change due to actual versus adopted results and other	(3,612)
Net operating revenue increase	$18,600

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

The components of the rate increases are as follows:

Purchased water offset increases	$3,832
Step rate increases	1,386
General rate case (GRC) increases	271
Other	201
Total increase in rates	$5,690

Total Operating Expenses

Total operating expenses were $110.1 million for the first quarter of 2012, versus $88.2 million for the same period in 2011, a 25% increase.

Water production expense consists of purchased water, purchased power, and pump taxes. It represents the largest component of total operating expenses, accounting for approximately 35% of total operating expenses in the first quarter of 2012. Water production expenses increased 22% compared to the same period last year mostly due to increased costs for purchased water. Our wholly-owned operating subsidiaries, Washington Water, New Mexico Water, and Hawaii Water obtain all of their water supply from wells.

Sources of water as a percent of total water production are listed in the following table:

	Three Months Ended March 31
	2012	2011
Well production	45%	43%
Purchased	52%	50%
Surface	3%	7%
Total	100%	100%

The components of water production costs are shown in the table below:

	Three Months Ended March 31
	2012	2011	Change
Purchased water	$31,856	$25,531	$6,325
Purchased power	5,141	4,851	290
Pump taxes	1,955	1,576	379
Total	$38,952	$31,958	$6,994

Purchased water costs increased primarily due to price increases from water wholesalers. Total water production measured in acre feet increased by 7,609 acre feet for the first quarter of 2012, or 12% over the first quarter of 2011.

Administrative and general expense and other operations expense increased 33% to $46.8 million. The primary reason for the increase was an additional $7.2 million of net WRAM and MCBA expenses resulting from the reversal of amounts deferred as of December 31, 2011, increases in employee benefits and wage costs, and increases in conservation program expenses during the first quarter of 2012. Wage increases became effective January 1, 2012. At March 31, 2012, there were 1,124 employees and at March 31, 2011, there were 1,125 employees.

Maintenance expense increased by 11% to $5.8 million in the first quarter of 2012 compared to $5.2 million in the first quarter of 2011, due to an increase in main water treatment facilities and transmission and distribution mains repairs.

Depreciation and amortization expense increased $1.4 million, or 11%, mostly due to 2011 capital additions.

Federal and state income taxes charged to operating expenses increased $1.3 million, in the first quarter of 2012 mostly because of a 2011 nonrecurring income tax adjustment which reduced income taxes $1.6 million during the first quarter of 2011. We expect the effective tax rate to be between 38% and 42% for fiscal year 2012.

Other Income and Expense

Non-regulated revenue, net of related expenses reflected an unrealized gain on our benefit plan insurance investments of $1.7 million for the first quarter of 2012, compared to an unrealized gain of $0.5 million in the same period last year, which was an increase of $1.2 million.

Interest Expense

Net interest expense, net of interest capitalized, decreased $1.0 million, or 13%, to $6.7 million for the first quarter of 2012 compared to the same period last year. The decrease was mostly due to an increase in capitalized interest charged to construction projects, a reduction in line-of-credit fees during the first quarter of 2012, and the end of temporary interest rate balancing account (TIRBA) interest as of December 31, 2011.

REGULATORY MATTERS

The state regulatory commissions have plenary powers setting rates and operating standards. As such, state commission decisions significantly impact Cal Water’s revenues, earnings, and cash flows. The amounts discussed herein are generally annual amounts, unless specifically stated, and the financial impact to recorded revenue is expected to occur over a 12-month period from the effective date of the decision. In California, water utilities are required to make several different types of filings. Most filings result in rate changes that remain in place until the next General Rate Case (GRC). As explained below, surcharges and surcredits are used to recover balancing and memorandum accounts as well as general rate case interim rate catch-up. Surcharges and surcredits are temporary rate changes, which have specific time frames for recovery.

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

The Water Revenue Adjustment Mechanism (WRAM) and Modified Cost Balancing Account (MCBA) are required by the CPUC to encourage Cal Water to promote lower water consumption levels with water conservation programs. In order to maintain revenue neutrality, the CPUC de-coupled Cal Water’s revenue requirement from ratepayer usage with the WRAM/MCBA. Under the WRAM/MCBA, Cal Water recovers the full quantity revenue amounts authorized by the CPUC by using advice letter filings for any unbilled quantity revenue amounts or refunds for overcollection, regardless of customer usage volumes.

Surcharges and surcredits advice letters to amortize balances in the WRAM and MCBA accounts are filed between February and April of each year based on the district balances for the last calendar year. Based on current CPUC interpretations, surcharges are generally amortized over 12 or 18 months. The WRAM and MCBA amounts are cumulative, so if they are not amortized in a given calendar year, the balance will be carried forward and included with the following year balance.

2012 Regulatory Activity

Changes in CPUC’s Procedures for WRAM Amortization

Cal Water, along with four other investor-owned water utilities filed a joint application to change the amortization periods to 24 months or less.  The CPUC issued a proposed decision regarding the amortization periods on March 23, 2012 and a final decision on April 19, 2012.  The final decision shortened the amortization for undercollected balances for calendar years 2011, 2012, and 2013.  Also, the decision authorized Cal Water to bill and collect all year-end undercollected balances. Cal Water anticipates most of the undercollected balances during calendar years 2011, 2012, and 2013 will be collected using 12 and 18- month amortization periods.  The collection periods for calendar year 2014 and future years will be determined during the 2012 GRC.

Remaining Balances from Previously Authorized Balancing Accounts Recoveries/Refunds

Prior to the adoption of the MCBA on July 1, 2008, the CPUC required incremental cost balancing accounts (ICBA) memorandum and balancing accounts.  The ICBA refunds and billings will be completed during calendar year 2012. As of March 31, 2012, a $0.7 million regulatory asset and a $0.3 million regulatory liability were recorded for the remaining unbilled or un-refunded balances.

California Cost of Capital Applications

Cal Water along with the three other large water utilities in California filed an application with the CPUC in May of 2011 to review its cost of capital for 2012 through 2014. The Company and the other applicant companies proposed a settlement with the Division of Ratepayer Advocates which is now pending before the CPUC. The settlement would have the CPUC adopt a 9.99% return on equity and 53.4% equity capital structure for rate setting purposes. It would also continue the Water Cost of Capital Mechanism, which would adjust allowed equity returns if there is a large change in the Moody AA utility bond index. The parties anticipate a favorable decision approving the settlement during the second quarter of 2012. Because this proceeding was scheduled to set the authorized rate of return for the Company’s investment starting on January 1, 2012 and a decision had not been issued, the CPUC required Cal Water to file an advice letter to establish a Cost of Capital interim rate memorandum account. This will serve as a mechanism to true up rates to reflect the final decision in this proceeding.

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

Due to the transition between a phased rate case and a total company filing, the CPUC delayed the rate cases of 16 Cal Water districts. However, to compensate for this delay, the CPUC authorized interim rates from the authorized effective date under the old rate case plan. The difference between revenue requirements that were effective in the interim period and those calculated based on a final determination in the 2009 general rate case filing totaled $6.7 million and is being recovered as customer surcharges over a three-year period. During 2011, $3.8 million was billed and recorded as revenue. The remaining balance of $2.9 million is expected to be recovered during 2012 and 2013, and will be recorded as revenue when billed. Overcollected amounts from ratepayers will be recorded as regulatory liability during the reporting period in which it occurs. As of March 31, 2012, the overcollected amount of $0.5 million was recorded as a regulatory liability.

In January 2012, Cal Water implemented escalation rate increases in 17 districts.  The annual revenue increase from these increases is $8.7 million.

Low Income Ratepayer Assistance Program

Cal Water currently administers a Low Income Ratepayer Assistance Program in accordance with decision D.06-11-053. This program provides qualifying low income customers with a 50% discount on their service charge (up to a maximum of $12 per month). It imposes a surcharge on non-qualifying customers of $0.01 per hundred cubic feet of monthly water consumption for metered customers and between $0.24 and $0.41 per flat rate service per month. Due to a successful enrollment of over 47,000 customers, this account had accumulated an under collection of approximately $6.2 million as of March 31, 2012, and is recorded in non-current regulatory assets. During the first quarter of 2012, Cal Water filed a petition to modify D.06-11-053 to 1) increase surcharges to balance program expenses and revenues, 2) amortize the current balance in the program, and 3) establish an annual adjustment mechanism to reduce the potential for large balances in the future.  There has not been any resolution on this petition as of the date of this report.

2010 Ka’anapali (Hawaii) GRC Filing

On December 30, 2010, Hawaii Water filed its 2010 GRC application for the Ka’anapali Service Area. The Hawaii Public Utilities Commission (HPUC) requires a separate rate application for all service areas and uses a limited future test year. The Ka’anapali GRC requested additional revenue of $1.5 million or an increase of 38.2% over the prior year. HWSC and the Consumer Advocate of the HPUC reached a tentative settlement on this rate increase. On January 11, 2012, the HPUC issued a Decision and Order approving the stipulated settlement. This resulted in a $1.2 million, or 30.8%, annual revenue increase that was effective March 2012.

2011 Pukalani (Hawaii) GRC Filing

In August 2011, HWSC filed a general rate case for the Pukalani wastewater system requesting $1.3 million in additional annual revenues. HWSC began settlement negotiations with the Consumer Advocate in early 2012. At this time, HWSC cannot determine timing or final amount of rate relief this filing will generate.

2011 Washington Water GRC Filing

In 2011, Washington Water filed a general rate case for its operations. It requested a $1.7 million, or 21.8%, increase in revenue. On January 26, 2012, the Washington Utilities and Transportation Commission approved a $1.6 million, or 20.0%, increase effective February 2012.

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

Service Line Insurance Billing

As a consequence of D.07-12-055 which resolved Cal Water’s 2006 GRC, Cal Water was required to demonstrate that its non-regulated Extended Service Protection (ESP) business or its successor complies with CPUC rules. Cal Water made an administrative compliance filing in 2008 which was rejected. Cal Water subsequently filed A.08-05-019 requesting Commission confirmation that the interaction between Cal Water, CWS Utility Services, and Home Service USA complied with all applicable rules. During the proceeding, the CPUC established a memorandum account to record Cal Water’s revenues and expenses related to the non-regulated service line insurance business. The application is being processed in 2011 and 2012 after the CPUC adopted comprehensive rules for the relationships between regulated utilities and their unregulated affiliates and the rules for offering non-tariffed products and services. These rules went into effect on June 30, 2011 as a result of D.10-10-019. The CPUC’s ratepayer advocate testified that Cal Water’s customers should receive some of the proceeds from the sale of the non-regulated ESP business as well as other program revenues. While Cal Water challenged these claims and presented its own testimony, the parties were able to reach a settlement on all issues in the case. The proposed settlement, which was filed in October 2011, describes the accounting and revenue sharing applicable to the non-regulated service line business after June 30, 2011 and proposes a monetary settlement of $2.1 million to ratepayers to resolve all issues related to non-regulated service line business activity from 2007 through June 30, 2011. The settlement is still subject to approval by the CPUC. Cal Water anticipates that the CPUC will approve the settlement in the second quarter of 2012. A $2.1 million regulatory liability and reduction to revenues was recorded during the third quarter of 2011. The amount is expected to be refunded on ratepayer bills over a 12-month period.

2012 Expense Offset filings

In 2012, Cal Water filed advice letters to offset increased purchased water and pump tax rates in six of its regulated districts totaling $5.7 million in annual revenue. Expense offsets are dollar-for-dollar increases in revenue to match increased expenses and interact with the WRAM and MCBA mechanisms so that net operating income is not affected by an offset increase.

In the future, Cal Water plans to file advice letters to offset expected increases in purchased water and pump tax charges in some districts. Cal Water cannot predict the exact timing or dollar amount of the changes.

2012 Ratebase Offset filings

In 2012, Cal Water filed an advice letter to offset several infrastructure improvement projects in four districts totaling $0.7 million in annual revenue. For these offsets, Cal Water also filed 12 month surcredits to the customers to account for the use of internal labor to complete the flat to meter projects.  These surcredits total $0.5 million.  Companies are allowed to file rate base offsets to increase revenues for construction projects authorized in GRCs when the plant is placed in service. The project for this filing was authorized in the 2009 GRC. The remaining $71.7 million of advice letter projects are scheduled to be completed during 2012 and 2013.

LIQUIDITY

Cash flow from Operations

Cash flow from operations for the first quarter of 2012 was $22.9 million compared to $24.6 million for the same period of 2011. In general, cash flow from operations is primarily generated by net income, non-cash expense for depreciation and amortization, deferred income taxes, regulatory liabilities, and other current liabilities. Cash generated by operations varies during the year due to customer billings, timing of contributions to our benefit plans, and timing of estimated tax payments.

During the first quarter of 2012 we made contributions of $6.0 million to our pension and retiree health care plans. During the first quarter of 2011, we did not make contributions to our pension and retiree health care plans. During the first quarter of 2011, we paid $2.1 million of property taxes and did not pay any property taxes during the first quarter of 2012.

The water business is seasonal. Billed revenue is lower in the cool, wet winter months when less water is used compared to the warm, dry summer months when water use is highest. This seasonality results in the possible need for short-term borrowings under the bank lines of credit in the event cash is not available to cover operating and capital costs during the winter period. The increase in cash flows during the summer allows short-term borrowings to be paid down. Customer water usage can be lower than normal in years when more than normal precipitation falls in our service areas or temperatures are lower than normal, especially in the summer months. The reduction in water usage reduces cash flows from operations and increases the need for short-term bank borrowings. In addition, short-term borrowings are used to finance capital expenditures until long-term financing is arranged.

Investing Activities

During the first quarter of 2012 and 2011, we used $28.7 million and $24.5 million, respectively, of cash for both company-funded and developer-funded capital expenditures. For 2012, our capital budget is approximately $100 to $125 million.  Annual expenditures fluctuate each year due to the availability of construction resources and our ability to obtain construction permits in a timely manner.

Financing Activities

During the first quarter of 2012, there were no equity or debt offerings; however, we borrowed $5.7 million on our unsecured revolving credit facilities.

The undercollected net WRAM and MCBA receivable balances were $50.7 million as of March 31, 2012 and $49.6 million as of December 31, 2011, respectively. The CPUC shortened the amortization periods for undercollected net WRAM and MCBA balances such that most balances will be collected within 18-month.  This change is expected to improve cash flows during 2012. The undercollected balances were primarily financed by Cal Water and negatively affected cash flows for the three months ended March 31, 2012. Cal Water used short-term and long-term financing arrangements to meet operational cash requirements. Interest on the undercollected balances, the interest recoverable from ratepayers, is limited to the current 90-day commercial paper rates which is significantly lower than Cal Water’s short and long-term financing rates.

Short-Term and Long-Term Debt

Short-term liquidity is provided by our unsecured revolving credit facilities, which were amended and replaced on June 29, 2011, and internally generated funds. Long-term financing is accomplished through the use of both debt and equity. As of March 31, 2012, there were short-term borrowings of $50.8 million outstanding on the unsecured revolving credit facilities compared to $47.1 million as of December 31, 2011.

Given our ability to access our lines of credit on a daily basis, cash balances are managed to levels required for daily cash needs and excess cash is invested in short-term or cash equivalent instruments. Minimal operating levels of cash are maintained for Washington Water, New Mexico Water, and Hawaii Water.

Both short-term credit agreements contain affirmative and negative covenants and events of default customary for credit facilities of this type including, among other things, limitations and prohibitions relating to additional indebtedness, liens, mergers, and asset sales. Also, these unsecured credit agreements contain financial covenants governing the Company and its subsidiaries’ consolidated total capitalization ratio not to exceed 66.7% and an interest coverage ratio of three or more. As of March 31, 2012, the Company’s total capitalization ratio was 45.2% (trade payable is included as debt for this calculation) and interest ratio was four and three fourths. In summary, we have met all of the covenant requirements and are eligible to use the full amounts of these credit agreements.  As of March 31, 2012, we have met all of the covenant requirements and are eligible to use the full amount of the commitment.

Bond principal and other long-term debt payments were $2.4 million during the first quarter of 2012 compared to $0.2 million during the first quarter of 2011.

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

On September 23, 2010, the CPUC authorized Cal Water to issue $350 million of debt and common stock to finance capital projects and operations. During the first quarter of 2012, we utilized cash generated from operations, borrowings on the unsecured revolving credit facilities, and the first mortgage bond offerings. We did not issue any significant common stock in 2011. In future periods, management anticipates funding our capital needs through a relatively balanced approach between long term debt and equity.

Dividends, Book Value and Shareholders

The first quarter of 2012 common stock dividend of $0.1575 per share was paid on February 17, 2012, compared to a quarterly dividend in the first quarter of 2011 of $0.15375. This was our 268th consecutive quarterly dividend. Annualized, the 2012 dividend rate is $0.63 per common share, compared to $0.615 in 2011. For the full year 2011, the payout ratio was 68% of net income. On a long-term basis, our goal is to achieve a dividend payout ratio of 60% of net income accomplished through future earnings growth.

At its April 25, 2012 meeting, the Board declared the second quarter dividend of $0.1575 per share payable on May 18, 2012, to stockholders of record on May 7, 2012. This was our 269th consecutive quarterly dividend.

2012 Financing Plan

We intend to fund our capital needs in future periods through a relatively balanced approach between long-term debt and equity. The Company and Cal Water have a three-year syndicated unsecured revolving line of credit of $100 million and $300 million, respectively for short-term borrowings. As of March 31, 2012, the Company’s availability on these unsecured revolving lines of credit was $349.2 million.

Book Value and Stockholders of Record

Book value per common share was $10.61 at March 31, 2012 compared to $10.76 at December 31, 2011.

There were approximately 2,399 stockholders of record for our common stock as of May 1, 2012.

Utility Plant Expenditures

During the first quarter of 2012, capital expenditures totaled $28.7 million for company-funded and developer-funded projects. The planned 2012 company-funded capital expenditure budget is approximately $120 to $125 million. The actual amount may vary from the budget number due to timing of actual payments related to current year and prior year projects. We do not control third-party-funded capital expenditures and therefore are unable to estimate the amount of such projects for 2012.

At March 31, 2012, construction work in progress was $123.2 million compared to $107.2 million at March 31, 2011. Work in progress includes projects that are under construction but not yet complete and placed in service.

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

California’s normal weather pattern yields little precipitation between mid-spring and mid-fall. The Washington Water service areas receive precipitation in all seasons, with the heaviest amounts during the winter. New Mexico Water’s rainfall is heaviest in the summer monsoon season. Hawaii Water receives precipitation throughout the year, with the largest amounts in the winter months. Water usage in all service areas is highest during the warm and dry summers and declines in the cool winter months. Rain and snow during the winter months replenish underground water aquifers and fill reservoirs, providing the water supply for subsequent delivery to customers. As of April 1, 2012, the State of California snowpack water content and rainfall accumulation during the 2011 — 2012 water year is 53% of normal (per the California Department of Water Resources, Northern Sierra Precipitation Accumulation report). Precipitation during the three months ended March 31, 2012 was below average. Management believes that supply pumped from underground aquifers and purchased from wholesale suppliers will be adequate to meet customer demand during 2012 and beyond. Long-term water supply plans are developed for each of our districts to help assure an adequate water supply under various operating and supply conditions. Some districts have unique challenges in meeting water quality standards, but management believes that supplies will meet current standards using current treatment processes.

CONTRACTUAL OBLIGATIONS

During the three-months ended March 31, 2012, there were no material changes in contractual obligations outside the normal course of business.

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

Historically, the CPUC’s balancing account or offsetable expense procedures allowed for increases in purchased water and purchased power costs to be passed on to consumers. Traditionally, a significant percentage of our net income and cash flows comes from California regulated operations; therefore the CPUC’s actions have a significant impact on our business. See Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies -Expense Balancing and Memorandum Accounts” and “Regulatory Matters”.

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

Our management, with the participation of our CEO and our CFO, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2012. Based on that evaluation, we concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

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

Item 6.

EXHIBITS

Exhibit	Description
31.1	Chief Executive Officer certification of financial statements pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

31.2	Chief Financial Officer certification of financial statements pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

32	Chief Executive Officer and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CALIFORNIA WATER SERVICE GROUP
Registrant

May 8, 2012	By:	/s/ Martin A. Kropelnicki
Martin A. Kropelnicki
Vice President,
Chief Financial Officer and Treasurer

Exhibit Index

Exhibit	Description
31.1	Chief Executive Officer certification of financial statements pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

31.2	Chief Financial Officer certification of financial statements pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

32	Chief Executive Officer and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document