Form 10-Q
period 2012-06-30
CALIFORNIA WATER SERVICE GROUP
filed 2012-08-01
CIK 1035201

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common shares outstanding as of July 30, 2012 — 41,915,454

PART I FINANCIAL INFORMATION

Item 1.

FINANCIAL STATEMENTS

The condensed consolidated financial statements presented in this filing on Form 10-Q have been prepared by management and are unaudited.

CALIFORNIA WATER SERVICE GROUP

CONDENSED CONSOLIDATED BALANCE SHEETS

Unaudited

(In thousands, except per share data)

	June 30, 2012	December 31, 2011
ASSETS
Utility plant:
Utility plant	$2,026,567	$1,960,381
Less accumulated depreciation and amortization	(607,313)	(579,262)
Net utility plant	1,419,254	1,381,119
Current assets:
Cash and cash equivalents	20,816	27,203
Receivables:
Customers	37,169	28,418
Regulatory balancing accounts	25,100	21,680
Other	7,888	6,422
Unbilled revenue	23,650	15,068
Materials and supplies at average cost	6,066	5,913
Taxes, prepaid expenses and other assets	14,213	9,184
Total current assets	134,902	113,888
Other assets:
Regulatory assets	323,831	319,898
Goodwill	2,615	2,615
Other assets	37,560	37,067
Total other assets	364,006	359,580
	$1,918,162	$1,854,587
CAPITALIZATION AND LIABILITIES
Capitalization:
Common stock, $.01 par value— 68,000 shares authorized, 41,915 and 41,817 outstanding in 2012 and 2011, respectively	$419	$418
Additional paid-in capital	220,294	219,572
Retained earnings	230,702	229,839
Total common stockholders’ equity	451,415	449,829
Long-term debt, less current maturities	479,958	481,632
Total capitalization	931,373	931,461
Current liabilities:
Current maturities of long-term debt	6,684	6,533
Short-term borrowings	87,775	47,140
Accounts payable	54,610	48,923
Regulatory balancing accounts	4,255	2,655
Accrued interest	4,765	4,756
Accrued expenses and other liabilities	52,658	41,868
Total current liabilities	210,747	151,875
Unamortized investment tax credits	2,254	2,254
Deferred income taxes, net	116,340	116,368
Pension and postretirement benefits other than pensions	234,948	232,110
Regulatory and other liabilities	79,196	79,050
Advances for construction	188,001	187,278
Contributions in aid of construction	155,303	154,191
	$1,918,162	$1,854,587

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

CALIFORNIA WATER SERVICE GROUP

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

Unaudited

(In thousands, except per share data)

For the three months ended	June 30, 2012	June 30, 2011
Operating revenue	$143,552	$131,397
Operating expenses:
Operations:
Water production costs	52,678	44,745
Administrative and general	22,167	20,554
Other operations	17,729	15,738
Maintenance	4,605	5,288
Depreciation and amortization	13,712	12,373
Income taxes	9,062	8,638
Property and other taxes	3,977	4,506
Total operating expenses	123,930	111,842
Net operating income	19,622	19,555
Other income and expenses:
Non-regulated revenue	4,051	3,739
Non-regulated expenses, net	(3,695)	(3,447)
Income tax (expense) on other income and expenses	(138)	(112)
Net other income	218	180
Interest expense:
Interest expense	7,821	8,061
Less: capitalized interest	(946)	(516)
Net interest expense	6,875	7,545
Net income	$12,965	$12,190
Earnings per share
Basic	$0.31	$0.29
Diluted	$0.31	$0.29
Weighted average shares outstanding
Basic	41,911	41,752
Diluted	41,911	41,768
Dividends declared per share of common stock	$0.15750	$0.15375

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

CALIFORNIA WATER SERVICE GROUP

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

Unaudited

(In thousands, except per share data)

For the six months ended	June 30, 2012	June 30, 2011
Operating revenue	$260,301	$229,546
Operating expenses:
Operations:
Water production costs	91,630	76,703
Administrative and general	45,185	41,056
Other operations	41,555	30,373
Maintenance	10,365	10,487
Depreciation and amortization	27,663	24,961
Income taxes	9,090	7,397
Property and other taxes	8,584	9,066
Total operating expenses	234,072	200,043
Net operating income	26,229	29,503
Other income and expenses:
Non-regulated revenue	8,187	8,072
Non-regulated expenses, net	(5,794)	(6,871)
Income tax (expense) on other income and expenses	(961)	(478)
Net other income	1,432	723
Interest expense:
Interest expense	15,460	16,549
Less: capitalized interest	(1,849)	(1,232)
Net interest expense	13,611	15,317
Net income	$14,050	$14,909
Earnings per share
Basic	$0.34	$0.36
Diluted	$0.34	$0.36
Weighted average shares outstanding
Basic	41,877	41,724
Diluted	41,877	41,740
Dividends declared per share of common stock	$0.31500	$0.30750

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

CALIFORNIA WATER SERVICE GROUP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

(In thousands)

For the six months ended :	June 30, 2012	June 30, 2011
Operating activities
Net income	$14,050	$14,909
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	28,554	25,837
Change in value of life insurance contracts	(1,635)	(40)
Other changes in noncurrent assets and liabilities	(1,658)	7,549
Changes in operating assets and liabilities:
Receivables	(20,701)	(11,489)
Accounts payable	8,879	10,254
Other current assets	(5,108)	(3,088)
Other current liabilities	9,716	3,735
Net adjustments	18,047	32,758
Net cash provided by operating activities	32,097	47,667
Investing activities:
Utility plant expenditures	(61,984)	(52,268)
Purchase of life insurance	(1,357)	(1,658)
Change in restricted cash and other changes	6	(157)
Net cash used in investing activities	(63,335)	(54,083)
Financing activities:
Short-term borrowings	62,635	9,010
Repayment of short-term borrowings	(22,000)	—
Proceeds from long-term debt	123	110
Repayment of long-term debt	(1,645)	(1,326)
Advances and contributions in aid of construction	2,760	5,061
Refunds of advances for construction	(3,835)	(3,008)
Dividends paid	(13,187)	(12,826)
Net cash provided by (used in) financing activities	24,851	(2,979)
Change in cash and cash equivalents	(6,387)	(9,395)
Cash and cash equivalents at beginning of period	27,203	42,277
Cash and cash equivalents at end of period	$20,816	$32,882
Supplemental information
Cash paid for interest (net of amounts capitalized)	$13,143	$12,983
Cash paid for income taxes	$—	$26
Refund for income taxes	$—	$4,000
Supplemental disclosure of non-cash activities:
Accrued payables for investments in utility plant	$8,998	$6,614
Utility plant contribution by developers	$8,710	$7,746

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

CALIFORNIA WATER SERVICE GROUP

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2012

(Amounts in thousands, except share and per share amounts)

Note 1. Organization and Operations and Basis of Presentation

California Water Service Group (the Company) is a holding company that provides water utility and other related services in California, Washington, New Mexico and Hawaii through its 100% owned subsidiaries. California Water Service Company (Cal Water), Washington Water Service Company (Washington Water), New Mexico Water Service Company (New Mexico Water), and Hawaii Water Service Company, Inc. (Hawaii Water) provide regulated utility services under the rules and regulations of their respective state’s regulatory commissions (jointly referred to herein as the Commissions). CWS Utility Services and HWS Utility Services LLC provide non-regulated water utility and utility-related services.

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

Cost-recovery rates are designed to permit full recovery of certain costs allowed to be recovered by the Commissions. Cost-recovery rates such as the Modified Cost Balancing Account (MCBA) provides for recovery of adopted expense levels for purchased water, purchased power and pump taxes, as established by the CPUC. In addition, cost-recovery rates include recovery of cost related to water conservation programs and certain other operation expenses adopted by the CPUC. Variances (which include the effects of changes in both rate and volume for the MCBA) between adopted and actual costs are recorded as a component of revenue, as the amount of such variances will be recovered from or refunded to our customers at a later date. There is no markup for return or profit for cost-recovery expenses and they are generally recognized when expenses are incurred.

The balances in the WRAM and MCBA assets and liabilities accounts will fluctuate on a monthly basis depending upon the variance between adopted and actual results. The recovery or refund of the WRAM is netted against the MCBA over- or under-recovery for the corresponding district and is interest bearing at the current 90 day commercial paper rate. Cal Water files with the CPUC to refund or collect the net WRAM and MCBA balances. As of June 30, 2012, $3.8 million of net WRAM and MCBA operating revenues and $3.1 million of associated costs were deferred because the Company concluded it would not be able to collect those amounts within 24-months of the respective reporting period.  On April 19, 2012, the CPUC issued a decision to shorten the amortization periods for Cal Water’s undercollected net WRAM and MCBA receivable balances for calendar years 2011, 2012, and 2013.  The shortened amortization periods for 2011 undercollected balances resulted in recording $9.5 million of deferred net WRAM and MCBA operating revenues and $7.7 million of associated costs during the six months ended June 30, 2012, because these amounts become collectable within 24 months.  This change increased income before income taxes by $1.8 million during the six month ended June 30, 2012.

The change to net WRAM and MCBA deferred balances during the six month period ended June 30, 2012 were:

	Operating Revenues	Operating Costs	Income Before Income Taxes
Net WRAM and MCBA deferral as of December 31, 2011	$12,864	$10,492	$2,372
Less: reversal of prior deferral during the first quarter of 2012	(8,846)	(7,215)	(1,631)
Add: net WRAM and MCBA deferral the first quarter of 2012	110	90	20
Net amount recorded during the first quarter of 2012	(8,736)	(7,125)	(1,611)
Net WRAM and MCBA deferral as of March 31, 2012	4,128	3,367	761
Less: reversal of prior deferral during the second quarter of 2012	(640)	(521)	(119)
Add: net WRAM and MCBA deferral the second quarter of 2012	352	287	65
Net amount recorded during the second quarter of 2012	(288)	(234)	(54)
Net WRAM and MCBA deferral as of June 30, 2012	$3,840	$3,133	$707

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

The net WRAM and MCBA under- or overcollected balances are:

	June 30, 2012	December 31, 2011
Net short-term receivable	$25,100	$19,357
Net long-term receivable	28,591	30,268
Total receivable	$53,691	$49,625
Net short-term payable	$120	$543
Net long-term payable	361	145
Total payable	$481	$688

Flat rate customers are billed in advance at the beginning of the service period. The revenue is prorated so that the portion of revenue applicable to the current period is included in that period’s revenue, with the balance recorded as unearned revenue on the balance sheet and recognized as revenue when earned in the subsequent accounting period. Unearned revenue liability was $1.9 million as of June 30, 2012 and December 31, 2011. This liability is included in “accrued expenses and other liabilities” on the condensed consolidated balance sheets.

Note 3. Stock-based Compensation

Equity Incentive Plan

The Company’s equity incentive plan was approved by stockholders on April 27, 2005.  The Company is authorized to issue awards up to 2,000,000 shares of common stock. During the six months ended June 30, 2012 and 2011, the Company granted annual Restricted Stock Awards (RSAs) of 98,422 and 85,426 shares, respectively, of common stock to officers and directors of the Company and no RSAs were cancelled. Employee RSAs vest over 48-months, while director RSAs vest at the end of 12- months. During the first six-months of 2012 and 2011, the shares granted were valued at $17.96 and $17.44 per share, respectively, based upon the fair market value of the Company’s common stock on the date of grant.

The Company has recorded compensation costs for the RSAs in Operating Expense in the amount of $0.7 million for the six months ended June 30, 2012 and $0.6 million for the six months ended June 30, 2011.  Compensation costs were $0.4 million for the three months ended June 30, 2012 and $0.3 million for the three months ended June 30, 2011.

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

All RSAs are dilutive and the dilutive effect is shown in the table below.

	Three months Ended June 30
	2012	2011
Net income available to common stockholders	$12,965	$12,190
Weighted average common shares, basic	41,911	41,752
Dilutive common stock options (treasury method)	—	16
Shares used for dilutive computation	41,911	41,768
Net income per share - basic	$0.31	$0.29
Net income per share - diluted	$0.31	$0.29

	Six months Ended June 30
	2012	2011
Net income available to common stockholders	$14,050	$14,909
Weighted average common shares, basic	41,877	41,724
Dilutive common stock options (treasury method)	—	16
Shares used for dilutive computation	41,877	41,740
Net income per share - basic	$0.34	$0.36
Net income per share - diluted	$0.34	$0.36

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

Cash payments by the Company related to pension plans and other postretirement benefit plans were $15.8 million for the six months ended June 30, 2012 compared to $8.1 million for the six months ended June 30, 2011. The 2012 estimated cash contributions to the pension plans is $28.6 million and to the other postretirement benefit plans is $8.8 million.

The following table lists components of net periodic benefit costs for the pension plans and other postretirement benefits. The data listed under “pension plan” includes the qualified pension plan and the non-qualified supplemental executive retirement plan. The data listed under “other benefits” is for all other postretirement benefits.

	Three months Ended June 30
	Pension Plan		Other Benefits
	2012	2011	2012	2011
Service cost	$3,709	$2,716	$1,330	$1,002
Interest cost	3,864	3,600	1,005	955
Expected return on plan assets	(2,886)	(2,231)	(448)	(347)
Recognized net initial APBO (1)	N/A	N/A	69	69
Amortization of prior service cost	1,570	1,579	29	29
Recognized net actuarial loss	2,075	955	822	583
Net periodic benefit cost	$8,332	$6,619	$2,807	$2,291

	Six months Ended June 30
	Pension Plan		Other Benefits
	2012	2011	2012	2011
Service cost	$7,725	$5,857	$2,747	$1,981
Interest cost	7,643	7,342	1,972	1,788
Expected return on plan assets	(5,779)	(4,475)	(916)	(688)
Recognized net initial APBO (1)	N/A	N/A	138	138
Amortization of prior service cost	3,141	3,159	58	58
Recognized net actuarial loss	4,001	2,034	1,586	1,008
Net periodic benefit cost	$16,731	$13,917	$5,585	$4,285

(1)       APBO - Accumulated postretirement benefit obligation

Note 6. Short-term and Long-term Borrowings

On June 29, 2011, the Company and Cal Water entered into Syndicated Credit Facilities, which provide for unsecured revolving credit facilities of up to an initial aggregate amount of $400 million.  The Syndicated Credit Facilities amend, expand, and replace the Company’s and its subsidiaries’ existing credit facilities originally entered into on October 27, 2009.  The new credit facilities extended the terms until June 29, 2016, increased the Company’s and Cal Water’s unsecured revolving lines of credit, and lowered interest rates and fees.  The Company and subsidiaries which it designates may borrow up to $100 million under the Company’s revolving credit facility. Cal Water may borrow up to $300 million under its revolving credit facility; however, all borrowings need to be repaid within 12-months unless otherwise authorized by the CPUC.  The proceeds from the revolving credit facilities may be used for working capital purposes, including the short-term financing of capital projects.  The base loan rate may vary from LIBOR plus 72.5 basis points to LIBOR plus 95 basis points, depending on the Company’s total capitalization ratio.  Likewise, the unused commitment fee may vary from 8 basis points to 12.5 basis points based on the same ratio.

Both short-term unsecured credit agreements contain affirmative and negative covenants and events of default customary for credit facilities of this type including, among other things, limitations and prohibitions relating to additional indebtedness, liens, mergers, and asset sales. Also, these unsecured credit agreements contain financial covenants governing the Company and its subsidiaries’ consolidated total capitalization ratio and interest coverage ratio. As of June 30, 2012, the Company and Cal Water have met all borrowing covenants for both credit agreements.

As of June 30, 2012 and December 31, 2011, the outstanding borrowings on the Company lines of credit were $57.8 million and $47.1 million, respectively, and the outstanding borrowings on the Cal Water lines of credit were $30.0 million as of June 30, 2012 and there were no borrowings as of December 31, 2011.  For the six months ended June 30, 2012, the average borrowing rate was 1.6% compared to 2.9% for the same period last year.

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

Note 8. Regulatory Assets and Liabilities

During 2011, the CPUC issued a decision regarding the $34.2 million of litigation proceeds previously received by Cal Water during 2008 which is being used to replace infrastructure damaged by the gasoline additive Methyl tert-butyl ether (MTBE). The decision requires use of these proceeds for costs incurred as a result of MTBE contamination with any related benefits to be provided to Cal Water customers. Such usage includes transfer of the amount to contributions in aid of construction (CIAC) for remediation or replacement project costs once complete. Usage of the proceeds is reported to the CPUC through an Advice Letter or General Rate Case filing. As of December 31, 2011, $16.7 million of the proceeds was recorded as CIAC.  Cal Water did not use any of the proceeds to replace damaged infrastructure during the second quarter of 2012.  The remaining balance of $16.6 million at June 30, 2012 is recorded as other long-term liabilities.

During 2011, Cal Water added balancing accounts for its pension plans and conservation program. Both balancing account effective dates were January 1, 2011. The pension plans balancing account is a two-way balancing account that tracks the differences between actual expenses and adopted rate recovery which will result in either a regulatory asset or liability. The conservation program is a one-way balancing account that tracks the differences between actual expenses and adopted rate recovery which may result in a regulatory liability if actual conservation expenses are less than adopted over the three year period ending December 31, 2013. As of June 30, 2012 there was a pension regulatory asset of $1.2 million and a conservation program regulatory liability of $4.9 million compared to a $1.9 million pension regulatory liability and a conservation program regulatory liability of $4.3 million as of December 31, 2011.

Note 9. Commitment and Contingencies

Commitments

The Company has significant commitments to lease certain office spaces and water systems and to purchase water from water wholesalers. These commitments are described in Form 10-K for the year ended December 31, 2011.  As of June 30, 2012, there were no significant changes from December 31, 2011.

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

Note 10. Fair Value of Financial Assets and Liabilities

The accounting guidance for fair value measurements and disclosures, provides a single definition of fair value and requires certain disclosures about assets and liabilities measured at fair value. A hierarchal framework for disclosing the observability of the inputs utilized in measuring assets and liabilities at fair value is established by this guidance. The three levels in the hierarchy are as follows:

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

Advances for construction fair values were estimated using broker quotes from companies that frequently purchase these investments.

	June 30, 2012
		Fair Value
	Cost	Level 1	Level 2	Level 3	Total
Long -term debt, including current maturities	$486,642	$—	$624,119	$—	$624,119
Advances for construction	$188,001	$—	$67,191	$—	$67,191
Total	$674,643	$—	$691,310	$—	$691,310

	December 31, 2011
		Fair Value
	Cost	Level 1	Level 2	Level 3	Total
Long -term debt, including current maturities	$488,165	$—	$625,202	$—	$625,202
Advances for construction	$187,278	$—	$69,959	$—	$69,959
Total	$675,443	$—	$695,161	$—	$695,161

Note 11. Condensed Consolidating Financial Statements

On April 17, 2009, Cal Water issued $100 million aggregate principal amount of 5.875% First Mortgage Bonds due 2019, and on November 17, 2010, Cal Water issued $100 million aggregate principal amount of 5.500% First Mortgage Bonds due 2040, all of which are fully and unconditionally guaranteed by the Company.

The following tables present the condensed consolidating balance sheets as of June 30, 2012 and December 31, 2011, the condensed consolidating statements of income for the three and six months ended June 30, 2012 and 2011 and the condensed consolidating statements of cash flow for the six months ended June 30, 2012 and 2011 of (i) California Water Service Group, the guarantor of the first mortgage bonds and the parent company; (ii) California Water Service Company, the issuer of the first mortgage bonds and a 100% owned subsidiary of California Water Service Group; and (iii) the other 100% owned subsidiaries of California Water Service Group.

CALIFORNIA WATER SERVICE GROUP

CONDENSED CONSOLIDATING BALANCE SHEET

As of June 30, 2012

(In thousands)

	Parent Company	Cal Water	All Other Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS
Utility plant:
Utility plant	$476	$1,867,377	$165,913	$(7,199)	$2,026,567
Less accumulated depreciation and amortization	(80)	(577,932)	(30,745)	1,444	(607,313)
Net utility plant	396	1,289,445	135,168	(5,755)	1,419,254
Current assets:
Cash and cash equivalents	1,841	17,914	1,061	—	20,816
Receivables and unbilled revenue	—	89,906	3,901	—	93,807
Receivables from affiliates	17,007	1,751	589	(19,347)	—
Other current assets	163	19,060	1,056	—	20,279
Total current assets	19,011	128,631	6,607	(19,347)	134,902
Other assets:
Regulatory assets	—	321,419	2,412	—	323,831
Investments in affiliates	470,721	—	—	(470,721)	—
Long-term affiliate notes receivable	25,839	7,807	—	(33,646)	—
Other assets	940	32,400	7,040	(205)	40,175
Total other assets	497,500	361,626	9,452	(504,572)	364,006
	$516,907	$1,779,702	$151,227	$(529,674)	$1,918,162
CAPITALIZATION AND LIABILITIES
Capitalization:
Common stockholders’ equity	$451,415	$420,562	$55,752	$(476,314)	$451,415
Affiliate long-term debt	7,808	—	25,839	(33,647)	—
Long-term debt, less current maturities	—	476,556	3,402	—	479,958
Total capitalization	459,223	897,118	84,993	(509,961)	931,373
Current liabilities:
Current maturities of long-term debt	—	5,978	706	—	6,684
Short-term borrowings	57,775	30,000	—	—	87,775
Payables to affiliates	49	988	18,310	(19,347)	—
Accounts payable	—	54,046	564	—	54,610
Accrued expenses and other liabilities	421	55,928	5,265	64	61,678
Total current liabilities	58,245	146,940	24,845	(19,283)	210,747
Unamortized investment tax credits	—	2,254	—	—	2,254
Deferred income taxes, net	(561)	113,897	3,434	(430)	116,340
Pension and postretirement benefits other than pensions	—	234,948	—	—	234,948
Regulatory and other liabilities	—	71,105	8,091	—	79,196
Advances for construction	—	187,093	908	—	188,001
Contributions in aid of construction	—	126,347	28,956	—	155,303
	$516,907	$1,779,702	$151,227	$(529,674)	$1,918,162

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

CALIFORNIA WATER SERVICE GROUP

CONDENSED CONSOLIDATING STATEMENT OF INCOME

For the three months ended June 30, 2012

(In thousands)

	Parent Company	Cal Water	All Other Subsidiaries	Consolidating Adjustments	Consolidated
Operating revenue	$—	$135,291	$8,261	$—	$143,552
Operating expenses:
Operations:
Water production costs	—	50,207	2,471	—	52,678
Administrative and general	(36)	19,752	2,451	—	22,167
Other operations	—	16,035	1,821	(127)	17,729
Maintenance	—	4,452	153	—	4,605
Depreciation and amortization	5	13,042	694	(29)	13,712
Income tax (benefit) expense	(126)	9,016	(155)	327	9,062
Property and other taxes	—	3,208	769	—	3,977
Total operating expenses	(157)	115,712	8,204	171	123,930
Net operating income	157	19,579	57	(171)	19,622
Other Income and Expenses:
Non-regulated revenue	484	3,671	615	(719)	4,051
Non-regulated expense, net	—	(3,157)	(538)	—	(3,695)
Income tax (expense) on other income and expense	(197)	(210)	(45)	314	(138)
Net other income	287	304	32	(405)	218
Interest:
Interest expense	340	7,540	534	(593)	7,821
Less: capitalized interest	—	(682)	(264)	—	(946)
Net interest expense	340	6,858	270	(593)	6,875
Equity earnings of subsidiaries	12,861	—	—	(12,861)	—
Net income	$12,965	$13,025	$(181)	$(12,844)	$12,965

CALIFORNIA WATER SERVICE GROUP

CONDENSED CONSOLIDATING STATEMENT OF INCOME

For the six months ended June 30, 2012

(In thousands)

	Parent Company	Cal Water	All Other Subsidiaries	Consolidating Adjustments	Consolidated
Operating revenue	$—	$245,116	$15,185	$—	$260,301
Operating expenses:
Operations:
Water production costs	—	86,749	4,881	—	91,630
Administrative and general	—	40,404	4,781	—	45,185
Other operations	—	38,407	3,401	(253)	41,555
Maintenance	—	10,009	356	—	10,365
Depreciation and amortization	—	26,342	1,380	(59)	27,663
Income tax (benefit) expense	(266)	9,263	(570)	663	9,090
Property and other taxes	—	7,267	1,317	—	8,584
Total operating expenses	(266)	218,441	15,546	351	234,072
Net operating income (loss)	266	26,675	(361)	(351)	26,229
Other Income and Expenses:
Non-regulated revenue	955	7,495	1,188	(1,451)	8,187
Non-regulated expense, net	—	(4,855)	(939)	—	(5,794)
Income tax (expense) on other income and expense	(389)	(1,076)	(134)	638	(961)
Net other income	566	1,564	115	(813)	1,432
Interest:
Interest expense	654	14,946	1,059	(1,199)	15,460
Less: capitalized interest	—	(1,280)	(569)	—	(1,849)
Net interest expense	654	13,666	490	(1,199)	13,611
Equity earnings of subsidiaries	13,872	—	—	(13,872)	—
Net income (loss)	$14,050	$14,573	$(736)	$(13,837)	$14,050

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

CALIFORNIA WATER SERVICE GROUP

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the six months ended June 30, 2012

(In thousands)

	Parent Company	Cal Water	All Other Subsidiaries	Consolidating Adjustments	Consolidated
Operating activities:
Net income (loss)	$14,050	$14,573	$(736)	$(13,837)	$14,050
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity earnings of subsidiaries	(13,872)	—	—	13,872	—
Dividends received from affiliates	13,187	—	—	(13,187)	—
Depreciation and amortization	28	27,147	1,438	(59)	28,554
Change in value of life insurance contracts	—	(1,635)	—	—	(1,635)
Other changes in noncurrent assets and liabilities	927	(2,568)	(61)	44	(1,658)
Changes in operating assets and liabilities:
Other changes, net	(209)	(681)	(6,304)	(20)	(7,214)
Net adjustments	61	22,263	(4,927)	650	18,047
Net cash provided by (used in) operating activities	14,111	36,836	(5,663)	(13,187)	32,097
Investing activities:
Utility plant expenditures	(151)	(54,398)	(7,435)	—	(61,984)
Net changes in affiliate advances	(9,905)	1,696	—	8,209	—
Repayment of affiliates long-term debt	273	24	—	(297)	—
Purchase of life insurance	—	(1,357)	—	—	(1,357)
Restricted cash and other changes	—	6	—	—	6
Net cash provided by (used in) investing activities	(9,783)	(54,029)	(7,435)	7,912	(63,335)
Financing Activities:
Short-term borrowings	11,635	51,000	—	—	62,635
Repayment of short-term borrowings	(1,000)	(21,000)	—	—	(22,000)
Proceeds from long-term debt	—	—	123	—	123
Repayment of long-term debt	—	(1,314)	(331)	—	(1,645)
Net changes in affiliate advances	—	798	7,411	(8,209)	—
Repayment of affiliates long-term debt	(24)	—	(273)	297	—
Advances and contributions in aid for construction	—	2,703	57	—	2,760
Refunds of advances for construction	—	(3,778)	(57)	—	(3,835)
Dividends paid to non-affiliates	(13,187)	—	—	—	(13,187)
Dividends paid to affiliates	—	(11,777)	(1,410)	13,187	—
Net cash (used in) provided by financing activities	(2,576)	16,632	5,520	5,275	24,851
Change in cash and cash equivalents	1,752	(561)	(7,578)	—	(6,387)
Cash and cash equivalents at beginning of period	89	18,475	8,639	—	27,203
Cash and cash equivalents at end of period	$1,841	$17,914	$1,061	$—	$20,816

CALIFORNIA WATER SERVICE GROUP

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the six months ended June 30, 2011

(In thousands)

	Parent Company	Cal Water	All Other Subsidiaries	Consolidating Adjustments	Consolidated
Operating activities:
Net income (loss)	$14,909	$15,232	$(580)	$(14,652)	$14,909
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity earnings of subsidiaries	(14,689)	—	—	14,689	—
Dividends received from affiliates	12,826	—	—	(12,826)	—
Depreciation and amortization	23	24,475	1,401	(62)	25,837
Change in value of life insurance contracts	—	(40)	—	—	(40)
Gain on sale of non-utility assets	—	(62)	—	—	(62)
Other changes in noncurrent assets and liabilities	—	8,084	541	—	8,625
Changes in operating assets and liabilities:
Other changes, net	864	(2,477)	(14)	25	(1,602)
Net adjustments	(976)	29,980	1,928	1,826	32,758
Net cash provided by operating activities	13,933	45,212	1,348	(12,826)	47,667
Investing activities:
Utility plant expenditures	—	(46,233)	(6,035)	—	(52,268)
Net changes in affiliate advances	(9,959)	3,620	—	6,339	—
Purchase of life insurance	—	(1,658)	—	—	(1,658)
Restricted cash	—	(220)	—	—	(220)
Proceeds from affiliate long-term debt	515	22	36	(573)	—
Proceeds from sale of non-utility assets	—	63	—	—	63
Net cash provided by (used in) investing activities	(9,444)	(44,406)	(5,999)	5,766	(54,083)
Financing Activities:
Short-term borrowings	9,010	—	—	—	9,010
Repayment of short-term borrowings	—	—	—	—	—
Repayment of affiliate long-term borrowings	(58)	—	(515)	573	—
Proceeds from long-term debt	—	—	110	—	110
Repayment of long-term borrowings	—	(1,007)	(319)	—	(1,326)
Net changes in affiliate advances	—	—	6,339	(6,339)	—
Advances and contributions in aid for construction	—	4,441	620	—	5,061
Refunds of advances for construction	—	(2,999)	(9)	—	(3,008)
Dividends paid to non-affiliates	(12,826)	—	—	—	(12,826)
Dividends paid to affiliates	—	(11,451)	(1,375)	12,826	—
Net cash (used in) financing activities	(3,874)	(11,016)	4,851	7,060	(2,979)
Change in cash and cash equivalents	615	(10,210)	200	—	(9,395)
Cash and cash equivalents at beginning of period	188	40,446	1,643	—	42,277
Cash and cash equivalents at end of period	$803	$30,236	$1,843	$—	$32,882

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Subsequent to the issuance of the June 30, 2011 unaudited financial statements management determined that within the condensed consolidating statement of cash flows the Company presented affiliate advances as operating activities. These intercompany payables and receivables transactions between the Company, Cal Water, and the other 100% owned subsidiaries have been corrected in the above condensed consolidating statement of cash flows for the six months ended June 30, 2011 to be presented within investing and financing activities. This correction has no impact on the consolidated statement of cash flows for the six months ended June 30, 2011. The corrections are summarized as follows:

	Parent Company	Cal Water	All Other Subsidiaries	Consolidating Adjustments
	(In thousands)
For the six months ended June 30, 2011
Net cash provided by operating activities as previously reported	$3,974	$48,832	$7,687	$(12,826)
Net cash provided by operating activities as corrected	13,933	45,212	1,348	(12,826)
Net cash provided by (used in) investing activities as previously reported	515	(48,026)	(5,999)	(573)
Net cash provided by (used in) investing activities as corrected	(9,444)	(44,406)	(5,999)	5,766
Net cash (used in) provided by financing activities as previously reported	(3,874)	(11,016)	(1,488)	13,399
Net cash (used in) provided by financing activities as corrected	(3,874)	(11,016)	4,851	7,060

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

•                       goodwill accounting and evaluation for impairment; and

•                       contingencies.

For the three and six month periods ended June 30, 2012, there were no changes in the methodology for computing critical accounting estimates, no additional accounting estimates met the standards for critical accounting policies, and there were no material changes to the important assumptions underlying the critical accounting estimates.

RESULTS OF SECOND QUARTER 2012 OPERATIONS COMPARED TO

SECOND QUARTER 2011 OPERATIONS

Amounts in thousands except share data

Overview

Second quarter of 2012 net income was $13.0 million or $0.31 per diluted common share compared to net income of $12.2 million or $0.29 per diluted common share in the second quarter of 2011. The increase in net income is primarily attributable to 2011 rate increases from the General Rate Case (GRC) and a decrease in net interest expense, which was partially offset by higher operating expenses.

Operating Revenue

Operating revenue increased $12.2 million or 9% to $143.6 million in the second quarter of 2012. As disclosed in the following table, the increase was primarily due to rate increases.

The factors that primarily impacted the operating revenue for the second quarter of 2012 compared to 2011 are:

Rate increases	$8,873
Net change due to actual versus adopted results, usage, and other	3,282
Net operating revenue increase	$12,155

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

The components of the rate increases are listed in the following table:

Purchase water offset increases	$5,929
Step rate increases	2,184
General rate case (GRC) increases	681
Other	79
Total increase in rates	$8,873

Total Operating Expenses

Total operating expenses were $123.9 million for the second quarter of 2012, compared to $111.8 million for the same period in 2011, an 11% increase.

Water production expense consists of purchased water, purchased power, and pump taxes. It represents the largest component of total operating expenses, accounting for approximately 43% of total operating expenses in the second quarter of 2012. Water production expenses increased $7.9 million, or 18%, during the second quarter of 2012 compared to the same period last year due to purchased water and power price increases, and pump taxes were higher due to increased usage of wells subject to pump taxes during the second quarter of 2012.  These cost increases were partially offset by reductions in customer usage. Our 100% owned operating subsidiaries, Washington Water, New Mexico Water, and Hawaii Water obtain all of their water supply from wells.

Sources of water as a percent of total water production are listed in the following table:

	Three months Ended June 30
	2012	2011
Well production	47%	46%
Purchased	47%	47%
Surface	6%	7%
Total	100%	100%

The components of water production costs are shown in the table below:

	Three months Ended June 30
	2012	2011	Change
Purchased water	$41,935	$34,938	$6,997
Purchased power	7,995	7,482	513
Pump taxes	2,748	2,325	423
Total	$52,678	$44,745	$7,933

Purchased water costs increased due to price increases from water wholesalers. Total water production, measured in acre feet, increased by 4% during the second quarter of 2012 as compared with the second quarter of 2011 due to higher customer usage.

Administrative and general expense and other operations expense increased 10% to $39.9 million. The primary reasons for the increase were increases in employee benefits and wage costs, and conservation program expenses during the second quarter of 2012. Wage increases became effective January 1, 2012. At June 30, 2012, there were 1,114 employees and at June 30, 2011, there were 1,132 employees.

Maintenance expenses decreased by 13% to $4.6 million in the second quarter of 2012 compared to $5.3 million in the second quarter of 2011, due to a decrease in main and service repairs.

Depreciation and amortization expense increased $1.3 million, or 11%, mostly due to 2011 capital additions.

Federal and state income taxes charged to operating expenses and other income and expenses increased $0.4 million, from a provision of $8.8 million in the second quarter of 2011 to $9.2 million in the second quarter of 2012, due to an increase in pretax income and a higher effective tax rate in 2012. We expect the effective tax rate to be between 38% and 42% for fiscal year 2012.

Other Income and Expense

Other income, net of income taxes, increased less than $0.1 million during the second quarter of 2012 mostly due to a decrease in the unrealized loss on our benefit plan insurance investments during 2012.

Interest Expense

Total interest expense, net of interest capitalized, decreased $0.7 million to $6.9 million for the second quarter of 2012 compared to the same period last year. This decrease was attributable to an increase in capitalized interest charged to construction projects and a reduction in line-of-credit interest rates and fees during the second quarter of 2012 compared to the same period last year.

Company Health Care Benefits

In March 2010, both the federal “Patient Protection and Affordable Care Act” (P.L. 111-148) and “Health Care and Education Reconciliation Act” (H.R. 4872) were enacted. We have not determined the impact of this legislation on the Company’s health care costs during 2012 and in future years.  However, we anticipate that the Company’s health care and other costs will increase as a result of the new federal health care laws and based on available information.  A new memorandum account was established for Cal Water, effective January 1, 2011, to account for health care cost changes due to federal legislation, as these costs were not included in the 2009 GRC decision.

RESULTS OF THE SIX MONTHS ENDED JUNE 2012 COMPARED TO

THE SIX MONTHS ENDED JUNE 2011 OPERATIONS

Amounts in thousands except per share data

Overview

Overview

Net income for the six-month period ended June 30, 2012 was $14.1 million or $0.34 per diluted common share compared to net income of $14.9 million or $0.36 per diluted common share for the six month period ended June 30, 2011. The decrease in net income during the six month period ended June 30, 2012 was mostly due to a nonrecurring income tax adjustment recorded during the first quarter of 2011 that reduced income taxes by $1.6 million.  Other income increased $0.7 million mostly due to an increase in the amount of unrealized gains on our benefit plan insurance investments during the six month period ended June 30, 2012 compared to the same period last year.

Operating Revenue

Operating revenue increased $30.8 million or 13% to $260.3 million in the six month period ended June 30, 2012. As disclosed in the following table, the increase was due to increases in usage (includes an additional $9.5 million of net WRAM and MCBA operating revenues that were deferred as of December 31, 2011) and rates.

The factors that impacted the operating revenue for the second quarter of 2012 compared to 2011 are as follows:

Usage (includes WRAM and MCBA deferral adjustment)	$19,823
Rate increases	14,564
Net change due to actual versus adopted results and other	(3,632)
Net operating revenue increase	$30,755

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

The components of the rate increases are as follows:

Purchased water offset increases	$9,762
Step rate increases	3,570
General rate case (GRC) increases	953
Other	279
Total increase in rates	$14,564

Total Operating Expenses

Total operating expenses were $234.1 million for the six month period ended June 30, 2012, compared to $200.0 million for the same period in 2011, a 17% increase.

Water production expense consists of purchased water, purchased power, and pump taxes. It represents the largest component of total operating expenses, accounting for approximately 39% of total operating expenses in the six month period ended June 30, 2012. Water production expenses increased 20% compared to the same period last year mostly due to increased costs for purchased water. Our 100% owned operating subsidiaries, Washington Water, New Mexico Water, and Hawaii Water obtain all of their water supply from wells.

Sources of water as a percent of total water production are listed in the following table:

	Six months Ended June 30
	2012	2011
Well production	46%	45%
Purchased	49%	48%
Surface	5%	7%
Total	100%	100%

The components of water production costs are shown in the table below:

	Six months Ended June 30
	2012	2011	Change
Purchased water	$73,791	$60,469	$13,322
Purchased power	13,137	12,332	805
Pump taxes	4,702	3,902	800
Total	$91,630	$76,703	$14,927

Purchased water costs increased primarily due to price increases from water wholesalers. Total water production measured in acre feet increased by 11,935 acre feet for the six month period ended June 30, 2012, or 7% over the six month period ended June 30, 2011.

Administrative and general expense and other operations expense increased 21% to $86.7 million. The primary reason for the increase was an additional $7.7 million of net WRAM and MCBA expenses resulting from the reversal of amounts deferred as of December 31, 2011, increases in employee benefits and wage costs, and increases in conservation program expenses during the six month period ended June 30, 2012. Wage increases became effective January 1, 2012.

Maintenance expense decreased by 1% to $10.4 million during the six month period ended June 30, 2012 compared to $10.5 million during the six month period ended June 30, 2011, due to a decrease in transmission and distribution mains repairs.

Depreciation and amortization expense increased $2.7 million, or 11%, mostly due to 2011 capital additions.

Federal and state income taxes charged to operating expenses and other income and expenses increased $2.2 million, during the six month period ended June 30, 2012 mostly because of a 2011 nonrecurring income tax adjustment which reduced income taxes $1.6 million during the first quarter of 2011. We expect the effective tax rate to be between 38% and 42% for fiscal year 2012.

Other Income and Expense

Other income, net of income taxes, increased $0.7 million mostly due to an unrealized gain on our benefit plan insurance investments of $1.6 million for the six month period ended June 30, 2012, compared to an unrealized gain of less than $0.1 million in the same period last year.

Interest Expense

Net interest expense, net of interest capitalized, decreased $1.7 million, or 11%, to $13.6 million for the six month period ended June 30, 2012 compared to the same period last year. The decrease was mostly due to an increase in capitalized interest charged to construction projects, a reduction in line-of-credit interest rates and fees, and the end of temporary interest rate balancing account (TIRBA) interest expenses as of December 31, 2011.

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

GRCs, escalation rate increase filings, and offset filings change rates to amounts that will remain in effect until the next GRC. The CPUC follows a rate case plan, which requires Cal Water to file a GRC for each of its regulated operating districts every three years. In a GRC proceeding, the CPUC not only considers the utility’s rate setting requests, but may also consider other issues that affect the utility’s rates and operations. The CPUC is generally required to issue its GRC decision prior to the first day of the test year or authorize interim rates. In accordance with the rate case plan, the Commission issued a decision on Cal Water’s 2009 general rate case filing in the fourth quarter of 2010 with rates effective on January 1, 2011. Cal Water filed its 2012 GRC on July 5, 2012, which will be applicable to all of its California Districts. Any rate change as a result of this filing is expected to be effective on January 1, 2014.

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

Surcharge and surcredit advice letters to amortize balances in the WRAM and MCBA accounts are filed between February and April of each year based on the district balances for the last calendar year. Based on current CPUC interpretations, surcharges are generally amortized over 12 or 18 months. The WRAM and MCBA amounts are cumulative, so if they are not amortized in a given calendar year, the balance will be carried forward and included with the following year balance.

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

Remaining Balances from Previously Authorized Balancing Accounts Recoveries/Refunds

Prior to the adoption of the MCBA on July 1, 2008, the CPUC required incremental cost balancing accounts (ICBA) memorandum and balancing accounts.  The ICBA refunds and billings will be completed during calendar year 2012. As of June 30, 2012, a $0.7 million regulatory asset and a $0.3 million regulatory liability were recorded for the remaining unbilled or un-refunded balances.

California Cost of Capital Applications

Cal Water, along with the three other large water utilities in California, filed an application with the CPUC in May of 2011 to review its cost of capital for 2012 through 2014. The Company and the other applicants reached a settlement with the Division of Ratepayer Advocates that was approved by the CPUC in Decision D.12.07.009. The decision required Cal Water to adopt a 9.99% return on equity and 53.4% equity capital structure for rate setting purposes. It also continues the Water Cost of Capital Mechanism, which would adjust allowed equity returns if there is a large change in the Moody AA utility bond index. The decision also discontinued the Temporary Interest Rate Balancing Account (TIRBA) and required Cal Water to refund the balance of $1.1 million to customers via a 12-month surcredit. Because this proceeding was scheduled to set the authorized rate of return for the Company’s investment starting on January 1, 2012 and a decision had not been issued, the CPUC required Cal Water to file an advice letter to establish a Cost of Capital interim rate memorandum account. This will serve as a mechanism to true up rates to reflect the final decision in this proceeding.

2012 California GRC filing

On July 5, 2012, Cal Water filed its 2012 GRC application covering all district and general office revenue requirements. The GRC application requested an increase of $92.7 million or 19.4% in rates for 2014, $17.2 million or 3.0% in rates for 2015 and $16.9 million or 2.9% in rates for 2016.  The GRC also asks the CPUC consider a number of special requests.  Any rate change as a result of this filing is expected to be effective on January 1, 2014

2009 California GRC Decision

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

Due to the transition between a phased rate case and a total company filing, the CPUC delayed the rate cases of 16 Cal Water districts. However, to compensate for this delay, the CPUC authorized interim rates from the authorized effective date under the old rate case plan. The difference between revenue requirements that were effective in the interim period and those calculated based on a final determination in the 2009 general rate case filing totaled $6.7 million and is being recovered as customer surcharges over a three-year period. During 2011, $3.8 million was billed and recorded as revenue. The remaining balance of $2.9 million is expected to be recovered during 2012 and 2013, and will be recorded as revenue when billed. Overcollected amounts from ratepayers will be recorded as regulatory liability during the reporting period in which it occurs. As of June 30, 2012, the overcollected amount of $0.5 million was recorded as a regulatory liability.

In January 2012, Cal Water implemented escalation rate increases in 17 districts.  The annual revenue associated with these increases is $8.7 million.

Low Income Ratepayer Assistance Program

Cal Water currently administers a Low Income Ratepayer Assistance Program in accordance with decision D.06-11-053. This program provides qualifying low income customers with a 50% discount on their service charge (up to a maximum of $12 per month). It imposes a surcharge on non-qualifying customers of $0.01 per hundred cubic feet of monthly water consumption for metered customers and between $0.24 and $0.41 per flat rate service per month. Due to a successful enrollment of over 47,000 customers, this account had accumulated an under collection of approximately $6.8 million as of June 30, 2012, and is recorded in non-current regulatory assets. During the second quarter of 2012, Cal Water filed a petition to modify D.06-11-053 to 1) increase surcharges to balance program expenses and revenues, 2) amortize the current balance in the program, and 3) establish an annual adjustment mechanism to reduce the potential for large balances in the future.  On May 25, 2012, Cal Water and the Division of Ratepayer Advocates (DRA) filed a full settlement of the application with the Commission.  The settlement would allow Cal Water to 1) raise its LIRA surcharge to account for more eligible customers in the program; 2) adjust surcharges on an annual basis; and 3) put in place a temporary surcharge to recover the accumulated balance in the program account.  Cal Water anticipates that the unopposed settlement will be approved by the Commission, but the timing and resolution of the matter are subject to normal regulatory uncertainty.

2010 Ka’anapali (Hawaii) GRC Filing

On December 30, 2010, Hawaii Water filed its 2010 GRC application for the Ka’anapali Service Area. The Hawaii Public Utilities Commission (HPUC) requires a separate rate application for all service areas and uses a limited future test year. The Ka’anapali GRC requested additional revenue of $1.5 million or an increase of 38.2% over the prior year. Hawaii Water and the Consumer Advocate of the HPUC reached a tentative settlement on this rate increase. On January 11, 2012, the HPUC issued a Decision and Order approving the stipulated settlement. This resulted in a $1.2 million, or 30.8%, annual revenue increase that was effective March 2012.

2011 Pukalani (Hawaii) GRC Filing

In August 2011, Hawaii Water filed a general rate case for the Pukalani wastewater system requesting $1.3 million in additional annual revenues. Hawaii Water began settlement negotiations with the Consumer Advocate in early 2012. At this time, Hawaii Water cannot determine timing or final amount of rate relief this filing will generate.

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

Request for MTBE regulatory treatment

The CPUC in its Decision (D.) 10-10-018 issued rules for treating contamination proceeds generally. Subsequently, the CPUC’s D.11-03-043 resolved Cal Water’s separate application for treatment of MTBE proceeds by ordering continued tracking of the proceeds and expenditures until litigation and remediation are both complete. The new rules allow Cal Water to file an advice letter to move proceeds from this tracking account into Contributions in Aid of Construction (“CIAC”) when remediation or replacement projects are complete. Cal Water has completed several such projects totaling $16.7 million. While the advice letters have not been filed for some of these projects, Cal Water believes it is probable the CPUC will treat the invested amounts as CIAC when the advice letters are filed. The Company reclassified $16.7 million from regulatory and other liabilities to CIAC during 2011. Project costs totaling $9.1 million were treated as CIAC in setting rates in the 2009 General Rate Case effective January 1, 2011, so there is no rate impact for this reclassification. For projects not identified in the 2009 General Rate Case, as projects to remediate or replace MTBE-contaminated plant are completed, the Company will book a reclassification from other long-term liabilities to CIAC and adjust rate base during the next GRC. The CPUC’s adopted rules would require all contamination proceeds to be used first to pay transactional expenses, then to make ratepayers whole for costs to ensure the water system complies with the CPUC’s water quality standards. The rules allow for a risk-based consideration of proceeds which exceed the costs of the remediation described above and may result in some sharing of excess, or “net” proceeds. Because treatment or replacement of Cal Water’s MTBE contaminated wells will occur over a number of years, a final disposition of Cal Water’s memorandum account will occur at an unknown future date. Cal Water will continue to monitor proceeds and remediation and will report to the CPUC in its next GRC. Because of uncertainty surrounding eventual remediation capital and operating costs and the eventual ratemaking treatment of “net proceeds” as defined by the CPUC, Cal Water cannot predict the future disposition of its partial MTBE settlement proceeds at this time.

Service Line Insurance Billing

As a consequence of D.07-12-055 which resolved Cal Water’s 2006 GRC, Cal Water was required to demonstrate that its non-regulated Extended Service Protection (ESP) business or its successor complies with CPUC rules. Cal Water made an administrative compliance filing in 2008 which was rejected. Cal Water subsequently filed A.08-05-019 requesting Commission confirmation that the interaction between Cal Water, CWS Utility Services, and Home Service USA complied with all applicable rules. During the proceeding, the CPUC established a memorandum account to record Cal Water’s revenues and expenses related to the non-regulated service line insurance business. The application is being processed in 2011 and 2012 after the CPUC adopted comprehensive rules for the relationships between regulated utilities and their unregulated affiliates and the rules for offering non-tariffed products and services. These rules went into effect on June 30, 2011 as a result of D.10-10-019. The CPUC’s ratepayer advocate testified that Cal Water’s customers should receive some of the proceeds from the sale of the non-regulated ESP business as well as other program revenues. While Cal Water challenged these claims and presented its own testimony, the parties were able to reach a settlement on all issues in the case. The proposed settlement, which was filed in October 2011, describes the accounting and revenue sharing applicable to the non-regulated service line business after June 30, 2011 and proposes a monetary settlement of $2.1 million to ratepayers to resolve all issues related to non-regulated service line business activity from 2007 through June 30, 2011. The settlement is still subject to approval by the CPUC. Cal Water anticipates that the CPUC will approve the settlement in the fourth quarter of 2012. A $2.1 million regulatory liability and reduction to revenues was recorded during the third quarter of 2011. The amount is expected to be refunded on ratepayer bills over a 12-month period.

2012 Expense Offset filings

In 2012, Cal Water filed advice letters to offset increased purchased water and pump tax rates in nine of its regulated districts totaling $13.2 million in annual revenue. Expense offsets are dollar-for-dollar increases in revenue to match increased expenses and interact with the WRAM and MCBA mechanisms so that net operating income is not affected by an offset increase.

In May, Cal Water filed an advice letter to recover the cost relating to the expense of hiring 6 additional Cross Connection Control Inspectors. These positions were approved in the 2009 GRC and Cal Water was allowed to file for the recovery of the positions and associated equipment after the positions were hired. The annual revenue increase from this filing is $0.6 million. In the future, Cal Water plans to file advice letters to offset expected increases in purchased water and pump tax charges in some districts. Cal Water cannot predict the exact timing or dollar amount of the changes.

2012 Ratebase Offset filings

In 2012, Cal Water filed advice letters to offset several infrastructure improvement projects in seven districts totaling $2.0 million in annual revenue. For some of these offsets, Cal Water also filed 12 month surcredits to the customers to account for the use of internal labor to complete the flat to meter projects.  These surcredits total $1.2 million.  Companies are allowed to file rate base offsets to increase revenues for construction projects authorized in GRCs when the plant is placed in service. The project for this filing was authorized in the 2009 GRC. The remaining advice letter projects from the 2009 GRC are scheduled to be completed during 2012 and 2013.

LIQUIDITY

Cash flow from Operations

Cash flow from operations were $32.1 million during the six months ended June 30, 2012, compared to $47.7 million for the same period of 2011. In general, cash flow from operations is primarily generated by net income, non-cash expense for depreciation and amortization, deferred income taxes, regulatory liabilities, and other current liabilities. Cash generated by operations varies during the year due to customer billings, timing of contributions to our benefit plans, and timing of vendor and tax payments.

Effective January 1, 2012, the federal income tax repairs deduction for qualified tangible property is mandatory.  The repairs deduction is estimated to reduce the Company’s 2012 estimated federal and state income tax payments and increase cash flow from operations.  The new deduction accelerates qualified tangible property deductions for property placed into service during 2012 and prior years.

On April 19, 2012, the CPUC issued a decision to shorten the amortization periods for Cal Water’s undercollected net WRAM and MCBA receivable balances for calendar years 2011, 2012, and 2013. This change is estimated to significantly increase cash collections during 2012.

During the six months ended June 30, 2012, we made contributions of $15.8 million to our pension and retiree health care plans compared to $8.1 million for the same period of 2011.  The net WRAM and MCBA undercollected balances increased $4.1 million to $53.7 million during the six months ended June 30, 2012 compared to December 31, 2011.

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

Investing Activities

During the six months ended June 30, 2012 and 2011, we used $62.0 million and $52.3 million, respectively, of cash for both company-funded and developer-funded capital expenditures. For 2012, our capital budget is approximately $100 to $125 million.  Annual expenditures fluctuate each year due to the availability of construction resources and our ability to obtain construction permits in a timely manner.

Financing Activities

During the six months ended June 30, 2012, there were no equity or debt offerings; however, we borrowed $40.6 million on our unsecured revolving credit facilities mostly to finance company-funded capital expenditures.

The undercollected net WRAM and MCBA receivable balances were $53.7 million as of June 30, 2012 and $49.6 million as of December 31, 2011, respectively. The CPUC shortened the amortization periods for undercollected net WRAM and MCBA balances such that most balances will be collected within 18-month.  This change is expected to improve cash flows during 2012. The undercollected balances were primarily financed by Cal Water and negatively affected cash flows for the six months ended June 30, 2012. Cal Water used short-term and long-term financing arrangements to meet operational cash requirements. Interest on the undercollected balances, the interest recoverable from ratepayers, is limited to the current 90-day commercial paper rates which is significantly lower than Cal Water’s short and long-term financing rates.

Short-Term and Long-Term Debt

Short-term liquidity is provided by our unsecured revolving credit facilities, which were amended and replaced on June 29, 2011, and internally generated funds. Long-term financing is accomplished through the use of both debt and equity. As of June 30, 2012, there were short-term borrowings of $87.8 million outstanding on the unsecured revolving credit facilities compared to $47.1 million as of December 31, 2011.

Given our ability to access our lines of credit on a daily basis, cash balances are managed to levels required for daily cash needs and excess cash is invested in short-term or cash equivalent instruments. Minimal operating levels of cash are maintained for Washington Water, New Mexico Water, and Hawaii Water.

Both short-term credit agreements contain affirmative and negative covenants and events of default customary for credit facilities of this type including, among other things, limitations and prohibitions relating to additional indebtedness, liens, mergers, and asset sales. Also, these unsecured credit agreements contain financial covenants governing the Company and its subsidiaries’ consolidated total capitalization ratio not to exceed 66.7% and an interest coverage ratio of three or more. As of June 30, 2012, the Company’s total capitalization ratio was 58.4% (trade payable is included as debt for this calculation) and interest ratio slightly exceeds five.  As of June 30, 2012, we have met all of the covenant requirements and are eligible to use the full amount of the commitment.

Bond principal and other long-term debt payments were $1.6 million during the six months ended June 30, 2012, compared to $1.3 million during the same period of 2011.

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

On September 23, 2010, the CPUC authorized Cal Water to issue $350 million of debt and common stock to finance capital projects and operations. During the six months ended June 30, 2012, we utilized cash generated from operations, borrowings on the unsecured revolving credit facilities, and the first mortgage bond offerings. We did not issue any significant common stock in 2011. In future periods, management anticipates funding our capital needs through a relatively balanced approach between long term debt and equity.

Dividends, Book Value and Shareholders

The second quarter of 2012 common stock dividend of $0.1575 per share was paid on May 18, 2012, compared to a quarterly dividend in the second quarter of 2011 of $0.15375. This was our 269th consecutive quarterly dividend. Annualized, the 2012 dividend rate is $0.63 per common share, compared to $0.615 in 2011. For the full year 2011, the payout ratio was 68% of net income. On a long-term basis, our goal is to achieve a dividend payout ratio of 60% of net income accomplished through future earnings growth.

At its July 25, 2012 meeting, the Board declared the third quarter dividend of $0.1575 per share payable on August 17, 2012, to stockholders of record on August 6, 2012. This was our 270th consecutive quarterly dividend.

2012 Financing Plan

We intend to fund our capital needs in future periods through a relatively balanced approach between long-term debt and equity. The Company and Cal Water have a three-year syndicated unsecured revolving line of credit of $100 million and $300 million, respectively for short-term borrowings. As of June 30, 2012, the Company’s availability on these unsecured revolving lines of credit was $312.2 million.

Book Value and Stockholders of Record

Book value per common share was $10.77 at June 30, 2012 compared to $10.76 at December 31, 2011.

There were approximately 2,383 stockholders of record for our common stock as of July 23, 2012.

Utility Plant Expenditures

During the second quarter of 2012, capital expenditures totaled $62.0 million for company-funded and developer-funded projects. The planned 2012 company-funded capital expenditure budget is approximately $120 to $125 million. The actual amount may vary from the budget number due to timing of actual payments related to current year and prior year projects. We do not control third-party-funded capital expenditures and therefore are unable to estimate the amount of such projects for 2012.

At June 30, 2012, construction work in progress was $131.6 million compared to $98.6 million at December 31, 2011. Work in progress includes projects that are under construction but not yet complete and placed in service.

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

California’s normal weather pattern yields little precipitation between mid-spring and mid-fall. The Washington Water service areas receive precipitation in all seasons, with the heaviest amounts during the winter. New Mexico Water’s rainfall is heaviest in the summer monsoon season. Hawaii Water receives precipitation throughout the year, with the largest amounts in the winter months. Water usage in all service areas is highest during the warm and dry summers and declines in the cool winter months. Rain and snow during the winter months replenish underground water aquifers and fill reservoirs, providing the water supply for subsequent delivery to customers. As of July 1, 2012, the State of California snowpack water content and rainfall accumulation during the 2011 — 2012 water year is 85% of normal (per the California Department of Water Resources, Northern Sierra Precipitation Accumulation report). Precipitation during the six months ended June 30, 2012 was below average. Management believes that supply pumped from underground aquifers and purchased from wholesale suppliers will be adequate to meet customer demand during 2012 and beyond. Long-term water supply plans are developed for each of our districts to help assure an adequate water supply under various operating and supply conditions. Some districts have unique challenges in meeting water quality standards, but management believes that supplies will meet current standards using current treatment processes.

CONTRACTUAL OBLIGATIONS

During the six months ended June 30, 2012, there were no material changes in contractual obligations outside the normal course of business.

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

Our management, with the participation of our CEO and our CFO, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2012. Based on that evaluation, we concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

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

CALIFORNIA WATER SERVICE GROUP
Registrant

August 1, 2012	By:	/s/ Martin A. Kropelnicki
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