Form 10-Q
period 2012-09-30
CALIFORNIA WATER SERVICE GROUP
filed 2012-11-07
CIK 1035201

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common shares outstanding as of October 21, 2012 — 41,905,495

PART I FINANCIAL INFORMATION

Item 1.

FINANCIAL STATEMENTS

The condensed consolidated financial statements presented in this filing on Form 10-Q have been prepared by management and are unaudited.

CALIFORNIA WATER SERVICE GROUP

CONDENSED CONSOLIDATED BALANCE SHEETS

Unaudited

(In thousands, except per share data)

	September 30, 2012	December 31, 2011
ASSETS
Utility plant:
Utility plant	$2,065,679	$1,960,381
Less accumulated depreciation and amortization	(622,553)	(579,262)
Net utility plant	1,443,126	1,381,119
Current assets:
Cash and cash equivalents	16,971	27,203
Receivables:
Customers	48,087	28,418
Regulatory balancing accounts	33,171	21,680
Other	12,277	6,422
Unbilled revenue	23,474	15,068
Materials and supplies at average cost	6,029	5,913
Taxes, prepaid expenses and other assets	10,089	9,184
Total current assets	150,098	113,888
Other assets:
Regulatory assets	334,000	319,898
Goodwill	2,615	2,615
Other assets	45,994	37,067
Total other assets	382,609	359,580
	$1,975,833	$1,854,587
CAPITALIZATION AND LIABILITIES
Capitalization:
Common stock, $.01 par value— 68,000 shares authorized, 41,905 and 41,817 outstanding in 2012 and 2011, respectively	$419	$418
Additional paid-in capital	220,642	219,572
Retained earnings	253,875	229,839
Total common stockholders’ equity	474,936	449,829
Long-term debt, less current maturities	479,460	481,632
Total capitalization	954,396	931,461
Current liabilities:
Current maturities of long-term debt	6,677	6,533
Short-term borrowings	60,675	47,140
Accounts payable	58,839	48,923
Regulatory balancing accounts	5,533	2,655
Accrued interest	11,046	4,756
Accrued expenses and other liabilities	47,464	41,868
Total current liabilities	190,234	151,875
Unamortized investment tax credits	2,254	2,254
Deferred income taxes, net	164,245	116,368
Pension and postretirement benefits other than pensions	234,432	232,110
Regulatory and other liabilities	87,037	79,050
Advances for construction	188,249	187,278
Contributions in aid of construction	154,986	154,191
	$1,975,833	$1,854,587

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

CALIFORNIA WATER SERVICE GROUP

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

Unaudited

(In thousands, except per share data)

For the three months ended	September 30, 2012	September 30, 2011
Operating revenue	$178,135	$169,254
Operating expenses:
Operations:
Water production costs	66,489	61,593
Administrative and general	23,925	21,646
Other operations	17,658	17,506
Maintenance	4,377	4,651
Depreciation and amortization	13,720	12,729
Income taxes	10,387	15,881
Property and other taxes	5,218	5,170
Total operating expenses	141,774	139,176
Net operating income	36,361	30,078
Other income and expenses:
Non-regulated revenue	3,756	3,425
Non-regulated expenses, net	(2,697)	(6,489)
Income tax (expense) benefit on other income and expenses	(422)	1,254
Net other income (expense)	637	(1,810)
Interest expense:
Interest expense	8,024	8,007
Less: capitalized interest	(798)	(674)
Net interest expense	7,226	7,333
Net income	$29,772	$20,935
Earnings per share
Basic	$0.71	$0.50
Diluted	$0.71	$0.50
Weighted average shares outstanding
Basic	41,905	41,780
Diluted	41,905	41,789
Dividends declared per share of common stock	$0.15750	$0.15375

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

CALIFORNIA WATER SERVICE GROUP

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

Unaudited

(In thousands, except per share data)

For the nine months ended	September 30, 2012	September 30, 2011
Operating revenue	$438,436	$398,800
Operating expenses:
Operations:
Water production costs	158,119	138,296
Administrative and general	69,110	62,702
Other operations	59,213	47,879
Maintenance	14,742	15,138
Depreciation and amortization	41,383	37,690
Income taxes	19,477	23,278
Property and other taxes	13,802	14,236
Total operating expenses	375,846	339,219
Net operating income	62,590	59,581
Other income and expenses:
Non-regulated revenue	11,943	11,497
Non-regulated expenses, net	(8,491)	(13,360)
Income tax (expense) benefit on other income and expenses	(1,383)	776
Net other income (expense)	2,069	(1,087)
Interest expense:
Interest expense	23,484	24,556
Less: capitalized interest	(2,647)	(1,906)
Net interest expense	20,837	22,650
Net income	$43,822	$35,844
Earnings per share
Basic	$1.05	$0.86
Diluted	$1.05	$0.86
Weighted average shares outstanding
Basic	41,886	41,743
Diluted	41,886	41,756
Dividends declared per share of common stock	$0.47250	$0.46125

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

CALIFORNIA WATER SERVICE GROUP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

(In thousands)

For the nine months ended:	September 30, 2012	September 30, 2011
Operating activities
Net income	$43,822	$35,844
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	42,722	39,013
Change in value of life insurance contracts	(2,244)	2,829
Other changes in noncurrent assets and liabilities	28,411	2,628
Changes in operating assets and liabilities:
Receivables	(34,462)	(25,485)
Accounts payable	13,066	15,011
Other current assets	(2,491)	7,591
Other current liabilities	10,581	20,293
Net adjustments	55,583	61,880
Net cash provided by operating activities	99,405	97,724
Investing activities:
Utility plant expenditures	(99,600)	(89,517)
Purchase of life insurance	(3,199)	(1,744)
Restricted cash decrease (increase)	1,553	(50)
Net cash (used in) investing activities	(101,246)	(91,311)
Financing activities:
Short-term borrowings	65,565	16,110
Repayment of short-term borrowing	(52,030)	—
Proceeds from long-term debt	123	135
Repayment of long-term debt	(2,123)	(1,744)
Issuance of common stock	—	965
Advances and contributions in aid of construction	5,491	6,240
Refunds of advances for construction	(5,632)	(4,439)
Dividends paid	(19,785)	(19,245)
Net cash (used in) financing activities	(8,391)	(1,978)
Change in cash and cash equivalents	(10,232)	4,435
Cash and cash equivalents at beginning of period	27,203	42,277
Cash and cash equivalents at end of period	$16,971	$46,712
Supplemental information
Cash paid for interest (net of amounts capitalized)	$13,721	$14,222
Cash paid for income taxes	$—	$43
Refund for income taxes	$(3,498)	$(4,000)
Supplemental disclosure of non-cash activities:
Accrued payables for investments in utility plant	$9,654	$7,746
Utility plant contribution by developers	$11,868	$11,263

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

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

The balances in the WRAM and MCBA assets and liabilities accounts will fluctuate on a monthly basis depending upon the variance between adopted and actual results. The recovery or refund of the WRAM is netted against the MCBA over- or under-recovery for the corresponding district and is interest bearing at the current 90 day commercial paper rate. Cal Water files with the CPUC to refund or collect the net WRAM and MCBA balances. As of September 30, 2012, $1.5 million of net WRAM and MCBA operating revenues and $1.2 million of associated costs were deferred because the Company concluded it would not be able to collect those amounts within 24-months of the respective reporting period.  On April 19, 2012, the CPUC issued a decision to shorten the amortization periods for Cal Water’s undercollected net WRAM and MCBA receivable balances for calendar years 2011, 2012, and 2013.  The shortened amortization periods for 2011 undercollected balances resulted in recording $11.4 million of deferred net WRAM and MCBA operating revenues and $9.3 million of associated costs during the nine months ended September 30, 2012, because these amounts become collectable within 24 months.  This change increased income before income taxes by $2.1 million during the nine months ended September 30, 2012.

The change to net WRAM and MCBA deferred balances during the nine month period ended September 30, 2012 were:

	Operating Revenues	Operating Costs	Income Before Income Taxes
Net WRAM and MCBA deferral as of December 31, 2011	$12,864	$10,492	$2,372
Less: reversal of prior deferral during the first quarter of 2012	(8,846)	(7,215)	(1,631)
Add: net WRAM and MCBA deferral the first quarter of 2012	110	90	20
Net amount recorded during the first quarter of 2012	(8,736)	(7,125)	(1,611)
Net WRAM and MCBA deferral as of March 31, 2012	4,128	3,367	761
Less: reversal of prior deferral during the second quarter of 2012	(640)	(521)	(119)
Add: net WRAM and MCBA deferral the second quarter of 2012	352	287	65
Net amount recorded during the second quarter of 2012	(288)	(234)	(54)
Net WRAM and MCBA deferral as of June 30, 2012	3,840	3,133	707
Less: reversal of prior deferral during the third quarter of 2012	(2,809)	(2,291)	(518)
Add: net WRAM and MCBA deferral the third quarter of 2012	477	389	88
Net amount recorded during the third quarter of 2012	(2,332)	(1,902)	(430)
Net WRAM and MCBA deferral as of September 30, 2012	$1,508	$1,231	$277

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

The net WRAM and MCBA under- or overcollected balances are:

	September 30, 2012	December 31, 2011
Net short-term receivable	$33,171	$19,357
Net long-term receivable	18,839	30,268
Total receivable	$52,010	$49,625
Net short-term payable	$291	$543
Net long-term payable	157	145
Total payable	$448	$688

Flat rate customers are billed in advance at the beginning of the service period. The revenue is prorated so that the portion of revenue applicable to the current period is included in that period’s revenue, with the balance recorded as unearned revenue on the balance sheet and recognized as revenue when earned in the subsequent accounting period. Unearned revenue liability was $1.8 and $1.9 million as of September 30, 2012 and December 31, 2011, respectively. This liability is included in “accrued expenses and other liabilities” on the condensed consolidated balance sheets.

Note 3. Stock-based Compensation

Equity Incentive Plan

The Company’s equity incentive plan was approved by stockholders on April 27, 2005.  The Company is authorized to issue awards up to 2,000,000 shares of common stock. During the nine months ended September 30, 2012 and 2011, the Company granted annual Restricted Stock Awards (RSAs) of 98,422 and 85,426 shares, respectively, of common stock to officers and directors of the Company and 9,959 shares of RSAs were cancelled during the nine months ended September 30, 2012. Employee RSAs vest over 48-months, while director RSAs vest at the end of 12- months. During the first nine-months of 2012 and 2011, the shares granted were valued at $17.96 and $17.44 per share, respectively, based upon the fair market value of the Company’s common stock on the date of grant.

The Company has recorded compensation costs for the RSAs in Operating Expense in the amount of $1.1 million for the nine months ended September 30, 2012 and $1.0 million for the nine months ended September 30, 2011.  Compensation costs were $0.3 million for the three months ended September 30, 2012 and $0.3 million for the three months ended September 30, 2011.

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

All RSAs are dilutive and the dilutive effect is shown in the table below.

	Three months Ended September 30,
	2012	2011
Net income available to common stockholders	$29,772	$20,935
Weighted average common shares, basic	41,905	41,780
Dilutive common stock options (treasury method)	—	9
Shares used for dilutive computation	41,905	41,789
Net income per share - basic	$0.71	$0.50
Net income per share - diluted	$0.71	$0.50

	Nine months Ended September 30,
	2012	2011
Net income available to common stockholders	$43,822	$35,844
Weighted average common shares, basic	41,886	41,743
Dilutive common stock options (treasury method)	—	13
Shares used for dilutive computation	41,886	41,756
Net income per share - basic	$1.05	$0.86
Net income per share - diluted	$1.05	$0.86

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

Cash payments by the Company related to pension plans and other postretirement benefit plans were $25.5 million for the nine months ended September 30, 2012 compared to $15.8 million for the nine months ended September 30, 2011. The 2012 estimated cash contributions to the pension plans is $28.6 million and to the other postretirement benefit plans is $8.8 million.

The following table lists components of net periodic benefit costs for the pension plans and other postretirement benefits. The data listed under “pension plan” includes the qualified pension plan and the non-qualified supplemental executive retirement plan. The data listed under “other benefits” is for all other postretirement benefits.

	Three months Ended September 30
	Pension Plan		Other Benefits
	2012	2011	2012	2011
Service cost	$3,863	$2,928	$1,374	$990
Interest cost	3,822	3,671	986	895
Expected return on plan assets	(2,890)	(2,237)	(458)	(344)
Recognized net initial APBO (1)	N/A	N/A	69	69
Amortization of prior service cost	1,571	1,580	29	29
Recognized net actuarial loss	2,000	1,017	793	504
Net periodic benefit cost	$8,366	$6,959	$2,793	$2,143

	Nine months Ended September 30
	Pension Plan		Other Benefits
	2012	2011	2012	2011
Service cost	$11,588	$8,785	$4,121	$2,971
Interest cost	11,465	11,012	2,958	2,683
Expected return on plan assets	(8,669)	(6,712)	(1,374)	(1,032)
Recognized net initial APBO (1)	N/A	N/A	207	207
Amortization of prior service cost	4,712	4,740	87	87
Recognized net actuarial loss	6,001	3,051	2,379	1,512
Net periodic benefit cost	$25,097	$20,876	$8,378	$6,428

(1)      APBO - Accumulated postretirement benefit obligation

Note 6. Short-term Borrowings

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

Both short-term unsecured credit agreements contain affirmative and negative covenants and events of default customary for credit facilities of this type including, among other things, limitations and prohibitions relating to additional indebtedness, liens, mergers, and asset sales. Also, these unsecured credit agreements contain financial covenants governing the Company and its subsidiaries’ consolidated total capitalization ratio and interest coverage ratio. As of September 30, 2012, the Company and Cal Water have met all borrowing covenants for both credit agreements.

As of September 30, 2012 and December 31, 2011, the outstanding borrowings on the Company lines of credit were $60.7 million and $47.1 million, respectively, and there were no outstanding borrowings on the Cal Water lines of credit as of September 30, 2012 and December 31, 2011.  For the nine months ended September 30, 2012, the average borrowing rate was 1.7% compared to 2.6% for the same period last year.

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

The Company’s estimated annual effective tax rate was 41.8% and 41.2% for the nine months ended September 30, 2012 and 2011, respectively, excluding discrete items.  The Company’s actual effective rates for the three months ended September 30, 2012 and 2011 was 26.6% and 41.1%, respectively and reflect the recording of a discrete tax item in 2012.  The Company’s actual effective rates for the nine months ended September 30, 2012 and 2011 was 32.6% and 38.4%, respectively and reflect the tax effects of discrete items for both years.  The Company considers these discrete items as infrequently occurring or unusual.

Effective January 1, 2012, the corporate federal income tax repairs and maintenance deduction for qualified tangible property became mandatory for qualified property placed into service during 2012 and prior years.  The new tax regulations require the Company to deduct a significant amount of costs previously capitalized for book and tax purposes.  The Company completed its’ analysis of the federal repairs and maintenance deduction related to 2011 and prior years during the third quarter of 2012.  The Company’s federal repairs and maintenance deduction for qualified tangible property placed into service during 2011 and prior years was $86.7 million and created a $30.4 million deferred tax liability for the temporary timing difference between book and tax treatments as of September 30, 2012.  An estimate for the 2012 federal repairs deduction was not recorded as of September 30, 2012.  The 2011 and prior year federal repairs and maintenance deduction eliminated the Company’s 2010 and 2011 previously filed federal qualified U.S. production activities deductions (QPAD) and was recorded as an $0.8 million federal income tax expense during the three months ended September 30, 2012.  The 2012 federal income tax QPAD deduction is more likely than not to be eliminated and was excluded from the 2012 tax provision.  The Company’s state repairs deduction for qualified tangible property deductions placed into service during 2011 and prior years was $122.2 million and was recorded as a $7.0 million reduction to state income tax expense during the third quarter ended September 30, 2012.  An estimate for the 2012 state repairs deduction was not recorded as of September 30, 2012.

The repairs and maintenance deductions resulted in a federal and state tax net operating loss (NOL).  The NOL carry-forward amounts are more likely than not to be recovered and therefore require no valuation allowance.  The NOL carry-forward does not begin to expire until 2032.

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

Note 8. Regulatory Assets and Liabilities

During 2011, the CPUC issued a decision regarding the $34.2 million of litigation proceeds previously received by Cal Water during 2008 which is being used to replace infrastructure damaged by the gasoline additive Methyl tert-butyl ether (MTBE). The decision requires use of these proceeds for costs incurred as a result of MTBE contamination with any related benefits to be provided to Cal Water customers. Such usage includes transfer of the amount to contributions in aid of construction (CIAC) for remediation or replacement project costs once complete. Usage of the proceeds is reported to the CPUC through an Advice Letter or General Rate Case filing. As of December 31, 2011, $16.7 million of the proceeds was recorded as CIAC.  Cal Water did not use any of the proceeds to replace damaged infrastructure during the third quarter of 2012.  The remaining balance of $16.3 million at September 30, 2012 is recorded as other long-term liabilities.

During 2011, Cal Water added balancing accounts for its pension plans and conservation program. Both balancing account effective dates were January 1, 2011. The pension plans balancing account is a two-way balancing account that tracks the differences between actual expenses and adopted rate recovery which will result in either a regulatory asset or liability. The conservation program is a one-way balancing account that tracks the differences between actual expenses and adopted rate recovery which may result in a regulatory liability if actual conservation expenses are less than adopted over the three year period ending December 31, 2013. As of September 30, 2012 there was a pension regulatory asset of $1.9 million and a conservation program regulatory liability of $6.6 million compared to a $1.9 million pension regulatory liability and a conservation program regulatory liability of $4.3 million as of December 31, 2011.

Note 9. Commitment and Contingencies

Commitments

The Company has significant commitments to lease certain office spaces and water systems and to purchase water from water wholesalers. These commitments are described in Form 10-K for the year ended December 31, 2011.  As of September 30, 2012, there were no significant changes from December 31, 2011.

Contingencies

Groundwater Contamination

The Company has undertaken litigation against third parties to recover past and future costs related to ground water contamination in our service areas. The cost of litigation is expensed as incurred and any settlement is first offset against such costs. The Commission’s general policy requires all proceeds from contamination litigation to be used first to pay transactional expenses, then to make ratepayers whole for water treatment costs to comply with the Commission’s water quality standards. The Commission allows for a risk-based consideration of contamination proceeds which exceed the costs of the remediation described above and may result in some sharing of proceeds with the shareholder, determined on a case by case basis. The Commission has authorized various memorandum accounts that allow the Company to track significant litigation costs to request recovery of these costs in future filings and uses of proceeds to comply with Commission’s general policy.

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

Note 10. Fair Value of Financial Assets and Liabilities

The accounting guidance for fair value measurements and disclosures provides a single definition of fair value and requires certain disclosures about assets and liabilities measured at fair value. A hierarchal framework for disclosing the observability of the inputs utilized in measuring assets and liabilities at fair value is established by this guidance. The three levels in the hierarchy are as follows:

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

Advances for construction fair values were estimated using broker quotes from companies that frequently purchase these investments.

	September 30, 2012
		Fair Value
	Cost	Level 1	Level 2	Level 3	Total
Long -term debt, including current maturities	$486,137	$—	$629,572	$—	$629,572
Advances for construction	188,249	—	67,175	—	67,175
Total	$674,386	$—	$696,747	$—	$696,747

	December 31, 2011
		Fair Value
	Cost	Level 1	Level 2	Level 3	Total
Long -term debt, including current maturities	$488,165	$—	$625,202	$—	$625,202
Advances for construction	187,278	—	69,959	—	69,959
Total	$675,443	$—	$695,161	$—	$695,161

Note 11. Condensed Consolidating Financial Statements

On April 17, 2009, Cal Water issued $100 million aggregate principal amount of 5.875% First Mortgage Bonds due 2019, and on November 17, 2010, Cal Water issued $100 million aggregate principal amount of 5.500% First Mortgage Bonds due 2040, all of which are fully and unconditionally guaranteed by the Company.

The following tables present the condensed consolidating balance sheets as of September 30, 2012 and December 31, 2011, the condensed consolidating statements of income for the three and nine months ended September 30, 2012 and 2011 and the condensed consolidating statements of cash flow for the nine months ended September 30, 2012 and 2011 of (i) California Water Service Group, the guarantor of the first mortgage bonds and the parent company; (ii) California Water Service Company, the issuer of the first mortgage bonds and a 100% owned subsidiary of California Water Service Group; and (iii) the other 100% owned subsidiaries of California Water Service Group.

CALIFORNIA WATER SERVICE GROUP

CONDENSED CONSOLIDATING BALANCE SHEET

As of September 30, 2012

(In thousands)

	Parent Company	Cal Water	All Other Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS
Utility plant:
Utility plant	$525	$1,902,919	$169,432	$(7,197)	$2,065,679
Less accumulated depreciation and amortization	(94)	(592,236)	(31,697)	1,474	(622,553)
Net utility plant	431	1,310,683	137,735	(5,723)	1,443,126
Current assets:
Cash and cash equivalents	1,198	14,439	1,334	—	16,971
Receivables and unbilled revenue	—	112,641	4,368	—	117,009
Receivables from affiliates	21,085	741	78	(21,904)	—
Other current assets	81	15,003	1,034	—	16,118
Total current assets	22,364	142,824	6,814	(21,904)	150,098
Other assets:
Regulatory assets	—	331,532	2,468	—	334,000
Investments in affiliates	493,832	—	—	(493,832)	—
Long-term affiliate notes receivable	25,692	7,794	—	(33,486)	—
Other assets	858	38,408	9,585	(242)	48,609
Total other assets	520,382	377,734	12,053	(527,560)	382,609
	$543,177	$1,831,241	$156,602	$(555,187)	$1,975,833
CAPITALIZATION AND LIABILITIES
Capitalization:
Common stockholders’ equity	$474,936	$443,704	$55,703	$(499,407)	$474,936
Affiliate long-term debt	7,794	—	25,692	(33,486)	—
Long-term debt, less current maturities	—	476,260	3,200	—	479,460
Total capitalization	482,730	919,964	84,595	(532,893)	954,396
Current liabilities:
Current maturities of long-term debt	—	5,987	690	—	6,677
Short-term borrowings	60,675	—	—	—	60,675
Payables to affiliates	50	714	21,140	(21,904)	—
Accounts payable	—	54,562	4,277	—	58,839
Accrued expenses and other liabilities	301	59,890	3,852	—	64,043
Total current liabilities	61,026	121,153	29,959	(21,904)	190,234
Unamortized investment tax credits	—	2,254	—	—	2,254
Deferred income taxes, net	(579)	160,880	4,334	(390)	164,245
Pension and postretirement benefits other than pensions	—	234,432	—	—	234,432
Regulatory and other liabilities	—	78,910	8,127	—	87,037
Advances for construction	—	187,360	889	—	188,249
Contributions in aid of construction	—	126,288	28,698	—	154,986
	$543,177	$1,831,241	$156,602	$(555,187)	$1,975,833

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

CALIFORNIA WATER SERVICE GROUP

CONDENSED CONSOLIDATING STATEMENT OF INCOME

For the three months ended September 30, 2012

(In thousands)

	Parent Company	Cal Water	All Other Subsidiaries	Consolidating Adjustments	Consolidated
Operating revenue	$—	$168,680	$9,455	$—	$178,135
Operating expenses:
Operations:
Water production costs	—	63,647	2,842	—	66,489
Administrative and general	—	21,639	2,286	—	23,925
Other operations	—	16,177	1,607	(126)	17,658
Maintenance	—	4,238	139	—	4,377
Depreciation and amortization	—	13,051	699	(30)	13,720
Income tax (benefit) expense	(150)	9,831	372	334	10,387
Property and other taxes	—	4,552	666	—	5,218
Total operating expenses	(150)	133,135	8,611	178	141,774
Net operating income	150	35,545	844	(178)	36,361
Other Income and Expenses:
Non-regulated revenue	474	3,372	617	(707)	3,756
Non-regulated expense, net	—	(2,217)	(483)	3	(2,697)
Income tax (expense) on other income and expense	(193)	(469)	(82)	322	(422)
Net other income	281	686	52	(382)	637
Interest:
Interest expense	368	7,702	535	(581)	8,024
Less: capitalized interest	—	(505)	(293)	—	(798)
Net interest expense	368	7,197	242	(581)	7,226
Equity earnings of subsidiaries	29,709	—	—	(29,709)	—
Net income	$29,772	$29,034	$654	$(29,688)	$29,772

CALIFORNIA WATER SERVICE GROUP

CONDENSED CONSOLIDATING STATEMENT OF INCOME

For the nine months ended September 30, 2012

(In thousands)

	Parent Company	Cal Water	All Other Subsidiaries	Consolidating Adjustments	Consolidated
Operating revenue	$—	$413,796	$24,640	$—	$438,436
Operating expenses:
Operations:
Water production costs	—	150,396	7,723	—	158,119
Administrative and general	—	62,043	7,067	—	69,110
Other operations	—	54,584	5,008	(379)	59,213
Maintenance	—	14,247	495	—	14,742
Depreciation and amortization	—	39,393	2,079	(89)	41,383
Income tax (benefit) expense	(416)	19,094	(198)	997	19,477
Property and other taxes	—	11,819	1,983	—	13,802
Total operating expenses	(416)	351,576	24,157	529	375,846
Net operating income	416	62,220	483	(529)	62,590
Other Income and Expenses:
Non-regulated revenue	1,429	10,867	1,805	(2,158)	11,943
Non-regulated expense, net	—	(7,072)	(1,422)	3	(8,491)
Income tax (expense) on other income and expense	(582)	(1,545)	(216)	960	(1,383)
Net other income	847	2,250	167	(1,195)	2,069
Interest:
Interest expense	1,022	22,648	1,594	(1,780)	23,484
Less: capitalized interest	—	(1,785)	(862)	—	(2,647)
Net interest expense	1,022	20,863	732	(1,780)	20,837
Equity earnings of subsidiaries	43,581	—	—	(43,581)	—
Net income (loss)	$43,822	$43,607	$(82)	$(43,525)	$43,822

CALIFORNIA WATER SERVICE GROUP

CONDENSED CONSOLIDATING STATEMENT OF INCOME

For the three months ended September 30, 2011

(In thousands)

	Parent Company	Cal Water	All Other Subsidiaries	Consolidating Adjustments	Consolidated
Operating revenue	$—	$160,297	$8,957	$—	$169,254
Operating expenses:
Operations:
Water production costs	—	58,913	2,680	—	61,593
Administrative and general	—	19,359	2,287	—	21,646
Other operations	—	15,746	1,886	(126)	17,506
Maintenance	—	4,417	234	—	4,651
Depreciation and amortization	—	12,110	650	(31)	12,729
Income tax (benefit) expense	(135)	15,659	(24)	381	15,881
Property and other taxes	—	4,537	633	—	5,170
Total operating expenses	(135)	130,741	8,346	224	139,176
Net operating income	135	29,556	611	(224)	30,078
Other Income and Expenses:
Non-regulated revenue	558	3,033	678	(844)	3,425
Non-regulated expense, net	—	(6,005)	(484)	—	(6,489)
Income tax (expense) benefit on other income and expense	(227)	1,211	(99)	369	1,254
Net other income (expense)	331	(1,761)	95	(475)	(1,810)
Interest:
Interest expense	330	7,764	630	(717)	8,007
Less: capitalized interest	—	(434)	(240)	—	(674)
Net interest expense	330	7,330	390	(717)	7,333
Equity earnings of subsidiaries	20,799	—	—	(20,799)	—
Net income	$20,935	$20,465	$316	$(20,781)	$20,935

CALIFORNIA WATER SERVICE GROUP

CONDENSED CONSOLIDATING STATEMENT OF INCOME

For the nine months ended September 30, 2011

(In thousands)

	Parent Company	Cal Water	All Other Subsidiaries	Consolidating Adjustments	Consolidated
Operating revenue	$—	$375,851	$22,949	$—	$398,800
Operating expenses:
Operations:
Water production costs	—	131,004	7,292	—	138,296
Administrative and general	—	56,582	6,120	—	62,702
Other operations	—	42,741	5,518	(380)	47,879
Maintenance	—	14,567	571	—	15,138
Depreciation and amortization	—	35,802	1,981	(93)	37,690
Income tax (benefit) expense	(427)	23,270	(714)	1,149	23,278
Property and other taxes	—	12,505	1,731	—	14,236
Total operating expenses	(427)	316,471	22,499	676	339,219
Net operating income	427	59,380	450	(676)	59,581
Other Income and Expenses:
Non-regulated revenue	1,647	8,760	3,595	(2,505)	11,497
Non-regulated expense, net	—	(10,815)	(2,607)	—	(13,422)
Gain on sale of properties	—	62	—	—	62
Income tax (expense) benefit on other income and expense	(671)	812	(476)	1,111	776
Net other income (expense)	976	(1,181)	512	(1,394)	(1,087)
Interest:
Interest expense	1,047	23,800	1,834	(2,125)	24,556
Less: capitalized interest	—	(1,298)	(608)	—	(1,906)
Net interest expense	1,047	22,502	1,226	(2,125)	22,650
Equity earnings of subsidiaries	35,488	—	—	(35,488)	—
Net income (loss)	$35,844	$35,697	$(264)	$(35,433)	$35,844

CALIFORNIA WATER SERVICE GROUP

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the nine months ended September 30, 2012

(In thousands)

	Parent Company	Cal Water	All Other Subsidiaries	Consolidating Adjustments	Consolidated
Operating activities:
Net income (loss)	$43,822	$43,607	$(82)	$(43,525)	$43,822
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity earnings of subsidiaries	(43,581)	—	—	43,581	—
Dividends received from affiliates	19,785	—	—	(19,785)	—
Depreciation and amortization	—	40,604	2,207	(89)	42,722
Change in value of life insurance contracts	—	(2,244)	—	—	(2,244)
Other changes in noncurrent assets and liabilities	1,180	30,928	(3,815)	118	28,411
Changes in operating assets and liabilities:
Other changes, net	(247)	(10,557)	(2,417)	(85)	(13,306)
Net adjustments	(22,863)	58,731	(4,025)	23,740	55,583
Net cash provided by (used in) operating activities	20,959	102,338	(4,107)	(19,785)	99,405
Investing activities:
Utility plant expenditures	—	(88,593)	(11,007)	—	(99,600)
Purchase of life insurance	—	(3,199)	—	—	(3,199)
Restricted cash and other changes	—	1,553	—	—	1,553
Net changes in affiliate advances	(13,975)	2,708	—	11,267	—
Proceeds from affiliate long-term debt	411	36	—	(447)	—
Net cash (used in) investing activities	(13,564)	(87,495)	(11,007)	10,820	(101,246)
Financing Activities:
Short-term borrowings	14,535	51,030	—	—	65,565
Repayment of short-term borrowings	(1,000)	(51,030)	—	—	(52,030)
Net changes in affiliate advances	—	524	10,743	(11,267)	—
Repayment of affiliate long-term borrowings	(36)	—	(411)	447	—
Proceeds from long-term debt	—	—	123	—	123
Repayment of long-term borrowings	—	(1,573)	(550)	—	(2,123)
Advances and contributions in aid for construction	—	5,416	75	—	5,491
Refunds of advances for construction	—	(5,575)	(57)	—	(5,632)
Dividends paid to non-affiliates	(19,785)	—	—	—	(19,785)
Dividends paid to affiliates	—	(17,671)	(2,114)	19,785	—
Issuance of common stock	—	—	—	—	—
Net cash (used in) provided by financing activities	(6,286)	(18,879)	7,809	8,965	(8,391)
Change in cash and cash equivalents	1,109	(4,036)	(7,305)	—	(10,232)
Cash and cash equivalents at beginning of period	89	18,475	8,639	—	27,203
Cash and cash equivalents at end of period	$1,198	$14,439	$1,334	$—	$16,971

CALIFORNIA WATER SERVICE GROUP

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the nine months ended September 30, 2011

(In thousands)

	Parent Company	Cal Water	All Other Subsidiaries	Consolidating Adjustments	Consolidated
Operating activities:
Net income (loss)	$35,844	$35,697	$(264)	$(35,433)	$35,844
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity earnings of subsidiaries	(35,488)	—	—	35,488	—
Dividends received from affiliates	19,245	—	—	(19,245)	—
Depreciation and amortization	37	36,986	2,083	(93)	39,013
Change in value of life insurance contracts	—	2,829	—	—	2,829
Other changes in noncurrent assets and liabilities	(248)	1,264	645	—	1,661
Changes in operating assets and liabilities:
Other changes, net	1,460	20,628	(3,748)	37	18,377
Net adjustments	(14,994)	61,707	(1,020)	16,187	61,880
Net cash provided by (used in) operating activities	20,850	97,404	(1,284)	(19,246)	97,724
Investing activities:
Utility plant expenditures	—	(72,502)	(17,015)	—	(89,517)
Purchase of life insurance	—	(1,744)	—	—	(1,744)
Restricted cash and other changes	—	(50)	—	—	(50)
Net changes in affiliate advances	(17,230)	(4,835)	—	22,065	—
Proceeds from affiliate long-term debt	618	34	53	(705)	—
Net cash (used in) investing activities	(16,612)	(79,097)	(16,962)	21,360	(91,311)
Financing Activities:
Short-term borrowings	16,110	—	—	—	16,110
Net changes in affiliate advances	—	—	22,157	(22,157)	—
Repayment of affiliate long-term borrowings	(87)	—	(711)	798	—
Proceeds from long-term debt	—	—	135	—	135
Repayment of long-term borrowings	—	(1,225)	(519)	—	(1,744)
Advances and contributions in aid for construction	—	5,559	681	—	6,240
Refunds of advances for construction	—	(4,429)	(10)	—	(4,439)
Dividends paid to non-affiliates	(19,245)	—	—	—	(19,245)
Dividends paid to affiliates	—	(17,183)	(2,062)	19,245	—
Issuance of common stock	965	—	—	—	965
Net cash (used in) proved by financing activities	(2,257)	(17,278)	19,671	(2,114)	(1,978)
Change in cash and cash equivalents	1,981	1,029	1,425	—	4,435
Cash and cash equivalents at beginning of period	188	40,446	1,643	—	42,277
Cash and cash equivalents at end of period	$2,169	$41,475	$3,068	$—	$46,712

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

•                      litigation that may result in damages or costs not recoverable from third parties;

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

•                      goodwill accounting and evaluation for impairment; and

•                      contingencies

For the three and nine month periods ended September 30, 2012, there were no changes in the methodology for computing critical accounting estimates, no additional accounting estimates met the standards for critical accounting policies, and there were no material changes to the important assumptions underlying the critical accounting estimates.

RESULTS OF THIRD QUARTER 2012 OPERATIONS COMPARED TO

THIRD QUARTER 2011 OPERATIONS

Amounts in thousands except share data

Overview

Third quarter of 2012 net income was $29.8 million equivalent to $0.71 per diluted common share compared to net income of $20.9 million or $0.50 per diluted common share in the third quarter of 2011. The increase in net income was primarily attributable to rate increases, a nonrecurring income tax benefit of $0.15 per diluted common share,  and an unrealized gain on our benefit plan insurance investments.

Operating Revenue

Operating revenue increased $8.9 million or 5% to $178.1 million in the third quarter of 2012. As disclosed in the following table, the increase was primarily due to rate increases.

The factors that primarily impacted the operating revenue for the third quarter of 2012 compared to 2011 are:

Rate increases (includes a 2012 $1.1 million water cost of capital mechanism revenue reduction)	$8,377
Usage (includes WRAM and MCBA deferral adjustment)	7,492
Net change due to actual versus adopted results, and other	(6,988)
Net operating revenue increase	$8,881

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

The components of the rate increases are listed in the following table:

Purchase water offset increases	$4,107
Step rate increases	2,781
General rate case (GRC) increases	1,137
Other	352
Total increase in rates	$8,377

Total Operating Expenses

Total operating expenses were $141.8 million for the third quarter of 2012, versus $139.2 million for the same period in 2011, a 2% increase.

Water production expense consists of purchased water, purchased power, and pump taxes. It represents the largest component of total operating expenses, accounting for approximately 47% of total operating expenses in the third quarter of 2012. Water production expenses increased $4.9 million, or 8%, during the third quarter of 2012 compared to the same period last year due to purchased water and power price increases.  These cost increases were partially offset by reductions in customer usage. Our wholly-owned operating subsidiaries, Washington Water, New Mexico Water, and Hawaii Water obtain all of their water supply from wells.

Sources of water as a percent of total water production are listed in the following table:

	Three Months Ended September 30
	2012	2011
Well production	50%	50%
Purchased	44%	45%
Surface	6%	5%
Total	100%	100%

The components of water production costs are shown in the table below:

	Three Months Ended September 30
	2012	2011	Change
Purchased water	$51,428	$47,652	$3,776
Purchased power	11,440	10,866	574
Pump taxes	3,621	3,075	546
Total	$66,489	$61,593	$4,896

Purchased water costs increased due to price increases from water wholesalers. Total water production, measured in acre feet, increased 3% during the third quarter of 2012 as compared with the third quarter of 2011 due to an increase in customer usage.

Administrative and general expense and other operations expense increased 6% to $41.6 million. The primary reasons for the increase were increases in employee benefits and wage costs, and conservation program expenses during the third quarter of 2012. At September 30, 2012, there were 1,129 employees and at September 30, 2011, there were 1,141 employees.

Maintenance expenses decreased by 6% to $4.4 million in the third quarter of 2012 compared to $4.7 million in the third quarter of 2011, due to a decrease in main and service repairs. Depreciation and amortization expense increased $1.0 million, or 8%, due to 2011 capital additions.

Federal and state income taxes charged to operating expenses and other income and expenses decreased $3.8 million, from a provision of $14.6 million in the third quarter of 2011 to $10.8 million in the third quarter of 2012. The decrease was due to new corporate tax regulations, effective January 1, 2012, that require the Company to deduct costs previously capitalized for book and tax purposes and resulted in a nonrecurring income tax benefit related to 2011 and prior years which reduced income tax expense $6.2 million during the third quarter of 2012. We expect the effective tax rate to be between 31% and 35% for fiscal year 2012.

Other Income and Expense

Other income, net of income taxes, increased $2.4 million during the third quarter of 2012 mostly due to a $0.6 million unrealized gain on our benefit plan insurance investments during the third quarter of 2012 compared to an unrealized loss of $2.9 million during the third quarter of 2011.

Interest Expense

Total interest expense, net of interest capitalized, decreased $0.1 million to $7.2 million for the third quarter of 2012 compared to the same period last year. This decrease was attributable to lower borrowing costs on the short-term lines of credit and an increase in capitalized interest charged to construction projects.

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

RESULTS OF THE NINE MONTHS ENDED SEPTEMBER 2012 COMPARED TO

THE NINE MONTHS ENDED SEPTEMBER 2011 OPERATIONS

Amounts in thousands except per share data

Overview

Net income for the nine-month period ended September 30, 2012, was $43.8 million, or $1.05 per diluted common share compared to net income of $35.8 million or $0.86 per diluted common share for the nine months ended September 30, 2011. The increase in net income is primarily attributable to rate increases, a nonrecurring income tax benefit of $0.15 per diluted common share, and an unrealized gain on our benefit plan insurance investments.

Operating Revenue

Operating revenue increased $39.6 million or 10% to $438.4 million in the nine month period ended September 30, 2012. As disclosed in the following table, the increase was due to increases in usage (includes an additional $11.4 million of net WRAM and MCBA operating revenues that were deferred as of December 31, 2011) and rates.

The factors that impacted the operating revenue for the third quarter of 2012 compared to 2011 are as follows:

Usage (includes WRAM and MCBA deferral adjustment)	$26,978
Rate increases (includes a 2012 $2.7 million water cost of capital mechanism revenue reduction)	23,278
Net change due to actual versus adopted results and other	(10,620)
Net operating revenue increase	$39,636

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

The components of the rate increases are as follows:

Purchased water offset increases	$13,870
Step rate increases	6,351
General rate case (GRC) increases	2,090
Other	967
Total increase in rates	$23,278

Total Operating Expenses

Total operating expenses were $375.8 million for the nine months ended September 30, 2012, versus $339.2 million for the same period in 2011, an 11% increase.

Water production expense consists of purchased water, purchased power and pump taxes. Water production expense represents the largest component of total operating expenses, accounting for approximately 42% of total operating expenses. Water production expenses increased $19.8 million in the nine months ended September 30, 2012, or 14% compared to the same period last year due to increased cost of purchased water and pump taxes. Our wholly-owned operating subsidiaries, Washington Water, New Mexico Water, and Hawaii Water obtain all of their water supply from wells.

Sources of water production as a percent of total water production are listed on the following table:

	Nine Months Ended September 30
	2012	2011
Well production	47%	48%
Purchased	47%	46%
Surface	6%	6%
Total	100%	100%

The components of water production costs are shown in the table below:

	Nine Months Ended September 30
	2012	2011	Change
Purchased water	$125,218	$108,121	$17,097
Purchased power	24,577	23,198	1,379
Pump taxes	8,324	6,977	1,347
Total	$158,119	$138,296	$19,823

Purchased water costs increased due to higher prices from wholesalers. Pump taxes were higher due to increased production from wells subject to pump taxes.  Total water production, measured in acre feet, increased 5% for the first nine months of 2012 compared to the same period last year due to an increase in customer usage.

Administration and general and other operations expenses were $128.3 million, increasing $17.7 million, or 16%, for the nine months ended September 30, 2012. The increase was primarily attributable to increases in employee benefits and wage costs, and conservation program expenses during the nine months ended September 30, 2012.

Maintenance expense decreased $0.4 million, or 3%, for the nine months ended September 30, 2012, to $14.7 million due to less repairs of mains, water treatment facilities, and wells. Depreciation and amortization expense increased $3.7 million, or 10%, due to 2011 capital additions.

Federal and state income taxes charged to operating expenses and other income and expenses decreased $1.6 million, or 7%, for the nine months ended September 30, 2012. The decrease was due to new tax regulations, effective January 1, 2012, that require the Company to deduct costs previously capitalized for book and tax purposes and resulted in a nonrecurring income tax benefit related to 2011 and prior years which reduced income tax expense $6.2 million during the nine months ended September 30, 2012. We expect the effective tax rate to be between 31% and 35% for fiscal year 2012.

Other Income and Expense

Other income, net of income taxes, was $2.1 million for the nine months ended September 30, 2012, compared to a loss of $1.1 million in the same period last year, which was an increase of $3.2 million. The increase was mostly due to a $2.2 million unrealized gain on our benefit plan insurance investments during the nine months ended September 30, 2012 compared to an unrealized loss of $2.8 million during the same period last year

Interest Expense

Net interest expense decreased $1.8 million to $20.8 million for the nine month period ended September 30, 2012 compared to the nine month period ended September 30, 2011. This decrease was attributable to lower borrowing costs on the short-term lines of credit, the TIRBA balancing account interest charges ending on December 31, 2011, and an increase in capitalized interest charged to construction projects during the first nine months of 2012.

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

Remaining Balances from Previously Authorized Balancing Accounts Recoveries/Refunds

Prior to the adoption of the MCBA on July 1, 2008, the CPUC required incremental cost balancing accounts (ICBA) memorandum and balancing accounts.  The ICBA refunds and billings will be completed during calendar year 2012. As of September 30, 2012, a $0.7 million regulatory asset and a $0.3 million regulatory liability were recorded for the remaining unbilled or un-refunded balances.

California Cost of Capital Applications

Cal Water, along with the three other large water utilities in California, filed an application with the CPUC in May of 2011 to review its cost of capital for 2012 through 2014. The Company and the other applicants reached a settlement with the Division of Ratepayer Advocates that was approved by the CPUC in Decision D.12.07.009. The decision required Cal Water to adopt a 9.99% return on equity and 53.4% equity capital structure for rate setting purposes. Cal Water filed an advice letter to reflect this lower authorized return, resulting in a revenue decrease of $3.9 million.  The decision also continues the Water Cost of Capital

Mechanism (WCCM), which requires an additional adjustment to equity returns if there is a large change in the Moody AA utility bond index. The WCCM triggered and Cal Water filed a 2013 rate decrease of $3.8 million effective January 1, 2013. The decision also discontinued the Temporary Interest Rate Balancing Account (TIRBA) and required Cal Water to refund the balance of $1.1 million to customers via a 12-month surcredit. Because this proceeding was scheduled to set the authorized rate of return for the Company’s investment starting on January 1, 2012 and a decision had not been issued, the CPUC required Cal Water to file an advice letter to establish a Cost of Capital interim rate memorandum account. In August, Cal Water filed an advice letter to amortize this balance.  This will result in a refund to customers of $2.5 million over a 12 month period.

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

On July 2, 2009, Cal Water filed its 2009 GRC application covering all district and general office revenue requirements. The GRC application requested an increase of $70.6 million or 16.75% in rates for 2011, $24.8 million or 5.04% in rates for 2012 and $24.8 million or 4.79% in rates for 2013. On December 2, 2010, the CPUC issued decision 10-12-017, which approved a settlement between Cal Water, the Division of Ratepayer Advocates, and several intervenors representing the interests of individual district customers. This decision allows for revenue increases of $25.4 million or 5.6% in 2011. Cal Water is also allowed to file for increases of $9.6 million or 2.0% for 2012, and $9.0 million or 2.0% for 2013 subject to adjustment for indexed inflation and contingent upon passing a weather normalized earnings test. This decision also allows for offset increases after construction of 77 large capital projects in various operating districts.  Cal Water has filed advice letter for 24 large capital projects completed and in-service during 2009, 2011, and 2012, with construction costs totaling $22.1 million.

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

Due to the transition between a phased rate case and a total company filing, the CPUC delayed the rate cases of 16 Cal Water districts. However, to compensate for this delay, the CPUC authorized interim rates from the authorized effective date under the old rate case plan. The difference between revenue requirements that were effective in the interim period and those calculated based on a final determination in the 2009 general rate case filing totaled $6.7 million and is being recovered as customer surcharges over a three-year period. During 2011, $3.8 million was billed and recorded as revenue. The remaining balance of $2.9 million is expected to be recovered during 2012 and 2013, and will be recorded as revenue when billed. Overcollected amounts from ratepayers will be recorded as regulatory liability during the reporting period in which it occurs. As of September 30, 2012, the overcollected amount of $0.9 million was recorded as a regulatory liability.

In January 2012, Cal Water implemented escalation rate increases in 17 districts.  The annual revenue associated with these increases is $8.7 million.

Low Income Ratepayer Assistance Program

Cal Water currently administers a Low Income Ratepayer Assistance Program in accordance with decision D.06-11-053. This program provides qualifying low income customers with a 50% discount on their service charge (up to a maximum of $12 per month). It imposed a surcharge on non-qualifying customers of $0.01 per hundred cubic feet of monthly water consumption for metered customers and between $0.24 and $0.41 per flat rate service per month. Due to a successful enrollment of over 47,000 customers, this account had accumulated an under collection of approximately $7.5 million as of September 30, 2012, and is recorded in non-current regulatory assets. During the second quarter of 2012, Cal Water filed a petition to modify D.06-11-053 to 1) increase surcharges to balance program expenses and revenues, 2) amortize the current balance in the program, and 3) establish an annual adjustment mechanism to reduce the potential for large balances in the future.  On May 25, 2012, Cal Water and the Division of Ratepayer Advocates (DRA) filed a full settlement of the application with the Commission.  The settlement was approved during the month of September 2012 and allows Cal Water to 1) raise its LIRA surcharge on non eligible customers from $0.01 per CCF to $0.06 per CCF to account for more eligible customers participating in the program; 2) adjust surcharges on an annual basis; and 3) put in place a temporary surcharge of $0.0182 to recover the accumulated balance in the program account.

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

2012 Waikoloa (Hawaii) GRC Filings

In August 2012, Hawaii Water filed general rate cases for the Waikoloa water, wastewater, and irrigation systems in Waikoloa Village and Waikoloa Resort requesting $6.3 million additional annual revenues.  The Consumer Advocate has not issued any reports on these GRCs and at this time, Hawaii Water cannot determine timing of final amount of rate relief in this filing will generate.

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

LIQUIDITY

Cash flows from Operations

Cash flow from operations was $99.4 million during the nine months ended September 30, 2012, compared to $97.7 million for the same period of 2011. In general, cash flow from operations is primarily generated by net income, non-cash expense for depreciation and amortization, deferred income taxes, regulatory liabilities, and other current liabilities. Cash generated by operations varies during the year due to customer billings, timing of contributions to our benefit plans, and timing of vendor and tax payments.

Effective January 1, 2012, the corporate federal income tax repairs and maintenance deduction for qualified tangible property became mandatory for property placed into service during 2012 and prior years.  The new tax regulations require the Company to deduct a significant amount of costs previously capitalized for book and tax purposes.  The Company’s 2011 and prior years repairs and maintenance deduction significantly reduced its 2012 pre-tax earnings for income tax reporting and is estimated to reduce the Company’s income tax cash payments approximately $29 million for 2012.  It will also allow the Company to recover $5.5 million during 2013 for federal income taxes paid for tax years 2010 and 2011.  The cash savings from the new tax deductions will be used to fund capital expenditures.

On April 19, 2012, the CPUC issued a decision to shorten the amortization periods for Cal Water’s undercollected net WRAM and MCBA receivable balances for calendar years 2011, 2012, and 2013. This change is estimated to significantly increase cash collections during 2012.

During the nine months ended September 30, 2012, we made contributions of $25.5 million to our pension and retiree health care plans compared to $15.9 million for the same period of 2011.

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

Investing Activities

During the nine months ended September 30, 2012 and 2011, we used $99.6 million and $89.5 million, respectively, of cash for both company-funded and developer-funded capital expenditures. For 2012, our capital budget is approximately $100 to $125 million.  Annual expenditures fluctuate each year due to the availability of construction resources and our ability to obtain construction permits in a timely manner.

Financing Activities

During the nine months ended September 30, 2012, there were no equity or debt offerings; however, we borrowed $65.6 million on our unsecured revolving credit facilities mostly to finance company-funded capital expenditures.

The undercollected net WRAM and MCBA receivable balances were $52.0 million as of September 30, 2012 and $49.6 million as of December 31, 2011. During the third quarter of 2012, the undercollected net WRAM and MCBA receivable balances decreased $1.7 million from the June 30, 2012 balance of $53.7 million.  The decrease was due to cash collections exceeding the growth of net undercollected receivable balances during the third quarter of 2012.  Cash collections on the net undercollected receivable balances increased during the third quarter of 2012 because the CPUC authorized Cal Water to bill all year-end net undercollected receivable balances and shortened the amortization periods for most undercollected balances to 18-months or 12-months. The undercollected balances were primarily financed by Cal Water and negatively affected cash flows for the nine months ended September 30, 2012. Cal Water used short-term and long-term financing arrangements to meet operational cash requirements. Interest on the undercollected balances, the interest recoverable from ratepayers, is limited to the current 90-day commercial paper rates which is significantly lower than Cal Water’s short and long-term financing rates.

Short-Term and Long-Term Debt

Short-term liquidity is provided by the bank lines of credit described above and by internally generated funds. Long-term financing is accomplished through the use of both debt and equity. As of September 30, 2012, there were short-term borrowings of $60.7 million outstanding on the unsecured revolving line of credit compared to $47.1 million as of December 31, 2011.

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

Both short-term credit agreements contain affirmative and negative covenants and events of default customary for credit facilities of this type including, among other things, limitations and prohibitions relating to additional indebtedness, liens, mergers, and asset sales. Also, these unsecured credit agreements contain financial covenants governing the Company and its subsidiaries’ consolidated total capitalization ratio and interest coverage ratio. As of September 30, 2012, we have met all of the covenant requirements and are eligible to use the full amounts of these credit agreements.

Bond principal and other long-term debt payments were $2.1 million during the nine months ended September 30, 2012, compared to $1.7 million during the same period of 2011.

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

Dividends

The third quarter common stock dividend of $0.1575 per share was paid on August 17, 2012, compared to a quarterly dividend in the third quarter of 2011 of $0.15375. This was our 270th consecutive, quarterly dividend. Annualized, the 2012 dividend rate is $0.63 per common share, compared to $0.615 in 2011. For the full year 2011, the payout ratio was 68% of net income. On a long-term basis, our goal is to achieve a dividend payout ratio of 60% of net income.

At its October 31, 2012 meeting, the Board declared the fourth quarter dividend of $0.1575 per share payable on November 23, 2012, to stockholders of record on November 12, 2012. This will be our 271st consecutive quarterly dividend.

2012 Financing Plan

Cal Water is currently reviewing its financing needs for the balance of 2012 and 2013. We intend to fund our capital needs in future periods through a relatively balanced approach between long-term debt and equity. The Company and Cal Water have a five-year syndicated unsecured revolving line of credit of $100 million and $300 million, respectively for short-term borrowings. As of September 30, 2012, the Company’s availability on its new unsecured revolving line of credit was $60.1 million and Cal Water’s availability on its new unsecured revolving line of credit was $300 million.

Book Value and Shareholders

Book value per common share was $11.33 at September 30, 2012 compared to $10.76 at December 31, 2011.

There are approximately 2,353 (not in thousands) stockholders of record of our common stock, as of November 1, 2012.

Utility Plant Expenditures

During the nine months ended September 30, 2012, capital expenditures totaled $99.6 million for company-funded and developer-funded projects. The planned 2012 company-funded capital expenditure budget is approximately $120 to $125 million. The actual amount may vary from the budget number due to timing of actual payments related to current year projects and prior year projects. We do not control third-party-funded capital expenditures and therefore are unable to estimate the amount of such projects for 2012.

At September 30, 2012, construction work in progress was $145.7 million compared to $107.0 million at September 30, 2011. Work in progress includes projects that are under construction but not yet complete and placed in service.

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

California’s normal weather pattern yields little precipitation between mid-spring and mid-fall. The Washington Water service areas receive precipitation in all seasons, with the heaviest amounts during the winter. New Mexico Water’s rainfall is heaviest in the summer monsoon season. Hawaii Water receives precipitation throughout the year, with the largest amounts in the winter months. Water usage in all service areas is highest during the warm and dry summers and declines in the cool winter months. Rain and snow during the winter months replenish underground water aquifers and fill reservoirs, providing the water supply for subsequent delivery to customers. To date, snowpack water content and rainfall accumulation during the 2011 — 2012 water year is 83% of normal (as of October 1, 2012 per the California Department of Water Resources). Management believes that supply pumped from underground aquifers and purchased from wholesale suppliers will be adequate to meet customer demand during 2012 and beyond. Long-term water supply plans are developed for each of our districts to help assure an adequate water supply under various operating and supply conditions. Some districts have unique challenges in meeting water quality standards, but management believes that supplies will meet current standards using current treatment processes.

CONTRACTUAL OBLIGATIONS

During the nine months ended September 30, 2012, there were no material changes in contractual obligations outside the normal course of business.

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

Our management, with the participation of our CEO and our CFO, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2012. Based on that evaluation, we concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

(b) Changes to Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1.

LEGAL PROCEEDINGS

From time to time, the Company is involved in various disputes and litigation matters that arise in the ordinary course of business. The status of each significant matter is reviewed and assessed for potential financial exposure. If the potential loss from any claim or legal proceeding is considered probable and the amount of the range of loss can be estimated, a liability is accrued for the estimated loss in accordance with the accounting standards for contingencies. Legal proceedings are subject to uncertainties, and the outcomes are difficult to predict. Because of such uncertainties, accruals are based on the best information available at the time. While the outcome of these disputes and litigation matters cannot be predicted with any certainty, management does not believe when taking into account existing reserves the ultimate resolution of these matters will materially affect the Company’s financial position, results of operations, or cash flows. In the future, we may be involved in disputes and litigation related to a wide range of matters, including employment, construction, environmental issues and operations. Litigation can be time consuming and expensive and could divert management’s time and attention from our business. In addition, if we are subject to additional lawsuits or disputes, we might incur significant legal costs and it is uncertain whether we would be able to recover the legal costs from ratepayers or other third parties.

Item 1A.

RISK FACTORS

There have been no material changes to the Company’s risk factors set forth in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year-ended December 31, 2011, filed with the SEC on February 29, 2012.

Item 6.

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit No.	Filing Date	Provided Herewith

3.1	Amended & Restated Bylaws	8-K	001-13883	3.1	9/27/2012

31.1	Chief Executive Officer certification of financial statements pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.					X

31.2	Chief Financial Officer certification of financial statements pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.					X

32	Chief Executive Officer and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CALIFORNIA WATER SERVICE GROUP
Registrant

November 7, 2012

	By:	/s/ Thomas F. Smegal
Thomas F. Smegal
Vice President, Chief Financial Officer and Treasurer

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit No.	Filing Date	Provided Herewith

3.1	Amended & Restated Bylaws	8-K	001-13883	3.1	9/27/2012

31.1	Chief Executive Officer certification of financial statements pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.					X

31.2	Chief Financial Officer certification of financial statements pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.					X

32	Chief Executive Officer and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X