Form 10-K
period 2012-12-31
CALIFORNIA WATER SERVICE GROUP
filed 2013-02-28
CIK 1035201

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant was $774 million on June 30, 2012, the last business day of the registrant's most recently completed second fiscal quarter. The valuation is based on the closing price of the registrant's common stock as traded on the New York Stock Exchange.

         Common stock outstanding at February 11, 2013, 41,908,218 shares.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the definitive proxy statement for the California Water Service Group 2012 Annual Meeting are incorporated by reference into Part III hereof.

PART I

Item 1.    Business.

Forward-Looking Statements

        This annual report, including all documents incorporated by reference, contains forward-looking statements within the meaning established by the Private Securities Litigation Reform Act of 1995. Forward-looking statements in this annual report are based on currently available information, expectations, estimates, assumptions and projections, and our management's beliefs, assumptions, judgments and expectations about us, the water utility industry and general economic conditions. These statements are not statements of historical fact. When used in our documents, statements that are not historical in nature, including words like "expects," "intends," "plans," "believes," "may," "estimates," "assumes," "anticipates," "projects," "predicts," "forecasts," "should," "seeks," or variations of these words or similar expressions are intended to identify forward-looking statements. The forward- looking statements are not guarantees of future performance. They are based on numerous assumptions that we believe are reasonable, but they are open to a wide range of uncertainties and business risks. Consequently, actual results may vary materially from what is contained in a forward-looking statement.

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

        During the year ended December 31, 2012, there were no significant changes in the kind of products produced or services rendered or those provided by our operating subsidiaries, or in the markets or methods of distribution.

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

Regulated Business

        California water operations are conducted by the Cal Water and CWS Utility Services entities, which provide service to approximately 473,100 customers in 83 California communities through 25 separate districts. Of these 25 districts, 23 districts are regulated water systems, which are subject to regulation by the California Public Utilities Commission (CPUC). Cal Water operates two leased water systems, the City of Hawthorne and the City of Commerce, which are governed through their respective city councils and are outside of the CPUC's jurisdiction. California water operations account for approximately 94% of our total customers and approximately 94% of our total consolidated operating revenue.

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

        In February 2011, our lease agreement for the operation of the City of Hawthorne water system expired. At the end of the lease term, the City of Hawthorne credited Cal Water $6.5 million for net capital improvements that we made to the City of Hawthorne's water system. Following the expiration of the lease agreement, we continued to operate the City of Hawthorne's water system on a month-to-month basis until October 2011, when we entered into a new 15-year capital lease agreement to operate the City of Hawthorne water system. The system, which is located near the Hermosa-Redondo district, serves about half of Hawthorne's population. The new lease agreement required us to make an up-front $8.1 million lease deposit to the city that is being amortized over the lease term. Additionally, annual lease payments of $0.9 million are made to the city and shall be increased or decreased each year on July 1, by the same percentage that the rates charged to customers served by the water system increased or decreased, exclusive of pass-through increases or decreases in the cost of water, power, and city-imposed fees, compared to the rates in effect on July 1 of the prior year, provided, that in no event will the annual lease payment be less than $0.9 million. Under the lease we are responsible for all aspects of system operation and capital improvements, although title to the system and system improvements reside with the city. Capital improvements are recorded as depreciable plant and equipment and depreciated per the asset lives set forth in the agreement. In exchange, we receive all revenue from the water system, which was $7.6 million, $7.5 million and $7.5 million in 2012, 2011, and 2010, respectively. At the end of the lease, the city is required to reimburse us for the unamortized value of capital improvements made during the term of the lease.

        In July 2003, an agreement was negotiated with the City of Commerce to lease and operate its water system. The lease requires us to pay $0.8 million per year in monthly installments and pay $200 per acre-foot for water usage exceeding 2,000 acre-feet per year plus a percentage of certain operational savings that may be realized. Under the lease agreement, we are responsible for all aspects of the system's operations. The city is responsible for capital expenditures, and title to the system and system improvements resides with the city. We bear the risks of operation and collection of amounts billed to customers. The agreement includes a procedure to request rate changes for cost changes outside of our control and other cost changes. In exchange, we receive all revenue from the system, which totaled $1.9 million in 2012 and $1.8 million in 2011 and 2010. The City of Commerce lease is a 15-year lease and expires in 2018.

        The City of Hawthorne and the City of Commerce lease revenues are governed through their respective city councils and are considered non-regulated because they are outside of the CPUC's jurisdiction. We report revenue and expenses for the City of Hawthorne and City of Commerce leases in operating revenues and operating expenses because we are entitled to retain all customer billings and are generally responsible for all operating expenses.

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

  •
  billing of optional third-party insurance programs to our residential customers;

  •
  selling surplus property; and

  •
  other services as requested by the client.

        The revenues and expenses for leased water systems are included in operating revenues and operating expenses. All other non-regulated revenues and expenses are reported below net operating income on the income statement. Due to the variety of services provided and activities being outside of our core business, the number of customers is not tracked for these non-regulated activities, except customers for the City of Hawthorne and the City of Commerce. Effective June 30, 2011, the CPUC adopted new rules surrounding provision of unregulated services using utility assets and employees. As a result, nearly all California unregulated activities are now considered "nontariffed products and services (NTPS)." The prescribed accounting for these NTPS is incremental cost allocation plus revenue sharing with rate payers. Non-regulated services determined to be "active activities" require a 10% revenue sharing and "passive activities" require a 30% revenue sharing. The amount of non-regulated revenues subject to revenue sharing is the total billed revenues less any authorized pass through costs. Some examples of CPUC authorized pass through costs are purchased water, purchased power, and pump taxes. All of the non-regulated services listed above, except property leases, are "active activities" subject to a 10% revenue sharing. Property leases are "passive activities" subject to a 30% revenue sharing. The 2012 revenue sharing was $2.3 million. Any significant change in revenue sharing due to the new rules will be reflected in adopted rates after the next general rate case and will be accompanied by a change from full-cost allocation to incremental-cost allocation.

        We provide operating and maintenance, meter reading and customer billing services for several municipalities in California. We also provide sewer and refuse billing services to several municipalities. Revenues for these services were $11.2 million, $10.4 million, and $10.4 million in 2012, 2011, and 2010, respectively.

        We lease antenna sites to telecommunication companies, which place equipment at various Company-owned sites. Lease revenues totaled $2.0 million, $1.9 million, and $2.2 million in 2012, 2011 and 2010, respectively. The antennas are used in cellular phone and personal communication applications. We continue to negotiate new leases for similar uses.

        In 2006, we started an Extended Service Protection program (ESP) in California covering certain repairs to residential customer's water line between the meter and the home. The non-regulated program was operated by CWS Utility Services. Typically the utility is responsible for servicing and maintaining the water line up to and including the meter. The home owner is responsible for the water line from the meter to the house. In late 2007, we contracted with Home Service USA to replace the ESP program with an insurance product. Home Service USA now provides water line protection insurance, sewer line protection insurance, and internal plumbing protection insurance to Cal Water's customers who request it. Cal Water includes charges for these optional non-tariffed services on its bills. Revenues for these services were $2.0 million in 2012, 2011, and 2010. In September 2011 as part of a settlement with the Division of Ratepayer Advocates, we proposed to the CPUC a rate payer refund of $2.1 million relating to the ESP program sale proceeds as of December 31, 2012. The proposed settlement resolves the last open issue with the Division of Ratepayer Advocates regarding the revenue sharing with rate payers. The proposed settlement reduced 2011 operating revenues and was recorded as a regulatory liability on the balance sheet as of December 31, 2012.

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

Geographical Service Areas and Number of Customers at Year-end

        Our principal markets are users of water within our service areas. Most of the geographical service areas are regulated; however, the City of Hawthorne and City of Commerce are included due to similarities in structure and risk of operations. The approximate number of customers served in each district is as follows:

        Regulated Customers, City of Hawthorne and City of Commerce Customers at December 31, (rounded to the nearest hundred)

	2012	2011
SAN FRANCISCO BAY AREA
Bayshore (serving South San Francisco, Colma, Broadmoor, San Mateo and San Carlos)	53,200	53,300
Bear Gulch (serving portions of Menlo Park, Atherton, Woodside and Portola Valley)	18,800	18,800
Los Altos (including portions of Cupertino, Los Altos Hills, Mountain View and Sunnyvale)	18,400	18,800
Livermore	18,800	18,300

	109,200	109,200

SACRAMENTO VALLEY
Chico (including Hamilton City)	28,100	28,000
Oroville	3,500	3,600
Marysville	3,700	3,700
Dixon	2,900	2,900
Willows	2,400	2,400

	40,600	40,600

NORTH COAST
Redwood Valley (Lucerne, Duncans Mills, Guerneville, Dillon Beach, Noel Heights & portions of Santa Rosa)	1,900	1,900

	1,900	1,900

SALINAS VALLEY
Salinas	28,300	28,200
King City	2,500	2,600

	30,800	30,800

	2012	2011
SAN JOAQUIN VALLEY
Bakersfield	69,100	68,500
Stockton	42,700	42,800
Visalia	41,200	40,700
Selma	6,200	6,100
Kern River Valley	4,200	4,200

	163,400	162,300

LOS ANGELES AREA
East Los Angeles (including portions of the City of Commerce service area)	26,700	26,700
Hermosa-Redondo (serving Hermosa Beach, Redondo Beach and a portion of Torrance)	26,700	26,600
Dominguez (Carson and portions of Compton, Harbor City, Long Beach, Los Angeles and Torrance)	33,900	33,800
Palos Verdes (including Palos Verdes Estates, Rancho Palos Verdes, Rolling Hills Estates and Rolling Hills)	24,100	24,100
Westlake (a portion of Thousand Oaks)	7,000	7,100
Antelope Valley (Fremont Valley, Lake Hughes, Lancaster & Leona Valley)	1,400	1,400
Hawthorne and Commerce (leased municipal systems)	7,400	7,400

	127,200	127,100

CALIFORNIA TOTAL	473,100	471,900
HAWAII	4,200	4,200
NEW MEXICO	7,600	7,700
WASHINGTON	15,800	15,700

COMPANY TOTAL	500,700	499,500

Rates and Regulation

        The state regulatory commissions have plenary powers setting rates and operating standards. As such, state commission decisions significantly impact the company's revenues, earnings, and cash flows. The amounts discussed herein are generally annual amounts, unless specifically stated, and the financial impact to recorded revenue is expected to occur over a 12-month period from the effective date of the decision. In California, water utilities are required to make several different types of filings. Most filings result in rate changes that remain in place until the next General Rate Case (GRC). As explained below, surcharges and surcredits to recover balancing and memorandum accounts as well as general rate case interim rate relief are temporary rate changes, which have specific time frames for recovery.

        GRCs, escalation rate increase filings, and offset filings change rates to amounts that will remain in effect until the next GRC. The CPUC follows a rate case plan, which requires Cal Water to file a GRC for each of its regulated operating districts every three years. In a GRC proceeding, the CPUC not only considers the utility's rate setting requests, but may also consider other issues that affect the utility's rates and operations. The CPUC is generally required to issue its GRC decision prior to the first day of the test year or authorize interim rates. In accordance with the rate case plan, the Commission issued a decision on Cal Water's 2009 general rate case filing in the fourth quarter of 2010 with rates effective on January 1, 2011. In accordance with the CPUC's rate case plan for Class A water utilities Cal Water filed a GRC on July 5, 2012, which is applicable to all of its California Districts. Any rate change as a result of that filing is expected to be effective on January 1, 2014.

        Between GRC filings utilities may file escalation rate increases, which allow the utility to recover cost increases, primarily from inflation and incremental investment, during the second and third years of the rate case cycle. However, escalation rate increases are subject to a weather-normalized earnings test on a district-by-district basis. Under the earnings test, the CPUC may reduce the escalation rate increase if, in the most recent 12-month period, this earnings test reflects earnings in excess of what was authorized for that district.

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

        Cal Water's Water Revenue Adjustment Mechanisms (WRAMs) and Modified Cost Balancing Accounts (MCBAs) were authorized by the CPUC to remove the disincentive associated with lower water consumption levels caused by promoting water conservation programs. In order to maintain revenue neutrality, the CPUC de-coupled Cal Water's revenue requirement from ratepayer usage with the WRAM/MCBA. Under the WRAM/MCBA, Cal Water recovers the full quantity revenue amounts authorized by the CPUC by using advice letter filings for any unbilled quantity revenue amounts or refunds for overcollection, regardless of customer usage volumes.

        Advice letters, which implement surcharges and surcredits to amortize balances in the WRAM and MCBA accounts are filed between February and April of each year based on the district balances for the last calendar year. Based on current CPUC interpretations, most surcharges are amortized between 12 or 18 months. The WRAM and MCBA amounts are cumulative, so if they are not amortized in a given calendar year, the balance will be carried forward and included with the following year balance.

  2012 Regulatory Activity

  Changes in CPUC's Procedures for WRAM Amortization

        During 2011, Cal Water, along with four other investor-owned water utilities filed a joint application to change the 2011 and future amortization periods to 24 months or less. The CPUC issued its decision regarding the amortization periods on April 19, 2012. The decision shortened the amortization for undercollected balances for calendar years 2011, 2012, and 2013. Also, the decision authorized Cal Water to bill and collect all year-end undercollected balances. Cal Water anticipates most of the undercollected balances during calendar years 2011, 2012, and 2013 will be collected using 12 and 18- month amortization periods. The collection periods for calendar year 2014 and future years will be determined during the 2012 GRC.

        For metered customers, Cal Water recognizes revenue from rates which are designed and authorized by the California Public Utilities Commission (CPUC). Under the WRAM, Cal Water records the adopted level of volumetric revenues, which would include recovery of cost of service and a return on investments, as established by the CPUC for metered accounts (adopted volumetric revenues). In addition to volumetric-based revenues, the revenue requirements approved by the CPUC include service charges, flat rate charges, and other items not subject to the WRAM. The adopted volumetric revenue considers the seasonality of consumption of water based upon historical averages. The variance between adopted volumetric revenues and actual billed volumetric revenues for metered accounts is recorded as a component of revenue with an offsetting entry to a regulatory asset or liability balancing account (tracked individually for each Cal Water district) subject to certain criteria under the accounting for regulated operations being met. The variance amount may be positive or negative and represents amounts that will be billed or refunded to customers in the future.

        Cost-recovery rates are designed to permit full recovery of certain costs allowed to be recovered by the Commissions. Cost- recovery rates such as the MCBA provides for recovery of adopted expense levels for purchased water, purchased power and pump taxes, as established by the CPUC. In addition, cost-recovery rates include recovery of cost related to water conservation programs and certain other operation expenses adopted by the CPUC. Variances (which include the effects of changes in both rate and volume for the MCBA) between adopted and actual costs are recorded as a component of revenue, as the amount of such variances will be recovered from or refunded to our customers at a later date. There is no markup for return or profit for cost-recovery expenses and they are generally recognized when expenses are incurred.

        The balances in the WRAM and MCBA assets and liabilities accounts will fluctuate on a monthly basis depending upon the variance between adopted and actual results. The recovery or refund of the WRAM is netted against the MCBA over- or under- recovery for the corresponding district and is interest bearing at the current 90 day commercial paper rate. Cal Water files with the CPUC to refund or collect the net WRAM and MCBA balances at the end of each year. On April 19, 2012, the CPUC issued a decision to shorten the amortization periods for Cal Water's undercollected net WRAM and MCBA receivable balances for calendar years 2011, 2012, and 2013. Most of Cal Water's undercollected net WRAM and MCBA receivable balances will be collected within 24 months of the respective reporting periods due to the shortened amortization periods. As of December 31, 2011 Cal Water deferred $12.9 million of net WRAM and MCBA revenues and $10.5 million of associated costs because these amounts were estimated to be collected more than 24 months after the respective reporting periods. In 2012, Cal Water recognized all of the 2011 deferred net WRAM and MCBA revenues and associated costs which increased income before income taxes by $2.4 million. As of December 31, 2012, $0.9 million of net WRAM and MCBA revenues and $0.7 million of associated costs were deferred because the Company concluded it would not be able to collect those amounts within 24 months of the respective reporting period.

  Remaining Balances from Previously Authorized Balancing Accounts Recoveries/Refunds

        Prior to the adoption of the MCBA on July 1, 2008, the CPUC required incremental cost balancing accounts (ICBA) to track changes in costs for purchased electric power, purchased water, and pump taxes. Cal Water completed ICBA refunds and billings during 2012 which had been authorized in prior years. As of December 31, 2012, a $0.6 million regulatory asset and a $0.3 million regulatory liability were recorded for the remaining unbilled or un-refunded balances. Cal Water has requested to surcharge or refund the remaining balances as part of its current GRC.

  California Cost of Capital Proceeding

        Cal Water, along with the three other large water utilities in California, filed an application with the CPUC in May of 2011 to review its cost of capital for 2012 through 2014. The Company and the other applicants reached a settlement with the Division of Ratepayer Advocates that was approved by the CPUC in Decision D.12-07-009. The decision adopted a 9.99% return on equity and 53.4% equity capital structure for rate setting purposes. Cal Water filed an advice letter to reflect this lower authorized return, resulting in a 2012 revenue decrease of $3.9 million. The decision also discontinued the Temporary Interest Rate Balancing Account (TIRBA) and required Cal Water to refund the balance of $1.1 million to customers via a 12-month surcredit. The TIRBA was recorded as a regulatory liability and reduction to revenue in 2011.

        The cost of capital proceeding was scheduled to set the authorized rate of return for the Company's investment starting on January 1, 2012 and a decision had not been issued at that time, the CPUC required Cal Water to file an advice letter to establish a Cost of Capital interim rate memorandum account (COCIRM). In August, Cal Water filed an advice letter to amortize the balance in the COCIRM, which will result in a refund to customers of $2.5 million over a 12 month period. The COCIRM was recorded as a regulatory liability and reduction to revenue in 2012.

        The decision also continued the Water Cost of Capital Mechanism (WCCM), which requires an additional adjustment to equity returns if there is a large change in the Moody AA utility bond index. In October 2012, the change reflected in the Moody AA utility bond index exceeded the trigger. Cal Water filed Advice Letter 2088 on October 15, 2012, effective January 1, 2013, which reduced the authorized return on equity to 9.43%. Other components of the cost of capital including debt cost and capital structure did not change. The ROE reduction results in a $3.8 million decrease in authorized revenue requirement for 2013. The WCCM will be reviewed again in October 2013 to determine whether an adjustment up or down is required for 2014.

  2012 California GRC filing

        On July 5, 2012, Cal Water filed its 2012 GRC application covering all district and general office revenue requirements. The GRC application requested an increase of $92.7 million or 19.4% in rates for 2014, $17.2 million or 3.0% in rates for 2015 and $16.9 million or 2.9% in rates for 2016. Additionally, the GRC includes a number of special requests. The Division of Ratepayer Advocates at the CPUC is currently reviewing the filing. There are also six intervening parties representing various ratepayer interests. Any rate change as a result of this filing is expected to be effective on January 1, 2014.

  Low Income Ratepayer Assistance Program

        Cal Water currently administers a Low Income Ratepayer Assistance Program (LIRA) in accordance with decision D.06-11-053. This program provides qualifying low income customers with a 50% discount on their service charge (up to a maximum of $12 per month). It imposes a surcharge on non-qualifying customers on monthly water consumption and a set amount on flat rate services. Due to a successful enrollment of over 49,000 customers, this account had accumulated an under collection of approximately $7.7 million as of December 31, 2012, and is recorded in non-current regulatory assets. In early 2012, Cal Water filed a petition to modify D.06-11-053 to 1) increase surcharges to balance program expenses and revenues, 2) amortize the current balance in the program, and 3) establish an annual adjustment mechanism to reduce the potential of large balances in the future. In September 2012, the Commission approved D. 12-09-20, which approved a settlement between Cal Water and the Division of Ratepayer Advocates (DRA). The decision allows Cal Water to 1) raise its LIRA surcharge on non eligible customers from $0.01 per CCF to $0.06 per CCF to account for more eligible customers participating in the program, 2) adjust surcharges on an annual basis, and 3) put in place a temporary surcharge of $0.0182 per unit on all metered water sales to recover the accumulated balance in the program account. The temporary surcharge was designed to collect the under recovered balance over a three year period.

  2010 Ka'anapali (Hawaii) GRC Filing

        On December 30, 2010, Hawaii Water filed its 2010 GRC application for the Ka'anapali Service Area. The Hawaii Public Utilities Commission (HPUC) requires a separate rate application for all service areas and uses a limited future test year. The Ka'anapali GRC requested additional revenue of $1.5 million or an increase of 38.2% over the prior year. Hawaii Water and the Consumer Advocate of the HPUC reached a settlement regarding the rate case issues. On January 11, 2012, the HPUC issued a Decision and Order approving the stipulated settlement. This resulted in a $1.2 million, or 30.8%, annual revenue increase that was effective March 2012.

  2011 Pukalani (Hawaii) GRC Filing

        In August 2011, Hawaii Water filed a general rate case for the Pukalani wastewater system requesting $1.3 million in additional annual revenues. Hawaii Water reached a comprehensive and conceptual settlement with the Consumer Advocate. This settlement would result in an increase of $0.3 million in 2013, another increase of $0.2 million in 2014, and another increase of $0.2 million in 2015 each increase is separated by one year. A Decision and Order from the Commission approving this stipulated settlement is currently pending.

  2012 Waikoloa (Hawaii) GRC Filings

        In August 2012, Hawaii Water filed general rate cases for the Waikoloa water, wastewater, and irrigation systems in Waikoloa Village and Waikoloa Resort requesting $6.3 million in additional annual revenues. The cases are being processed at this time on separate schedules. Hawaii Water cannot determine the timing or final amount of rate relief these filings will generate.

  2011 Washington Water GRC Filing

        In 2011, Washington Water filed a general rate case for its operation. It requested a $1.7 million, or 21.8%, increase in revenue. The WUTC approved a $1.6 million, or 20.0%, increase effective in the first quarter of 2012.

  Federal Income Tax Bonus Depreciation

        In 2011, Cal Water filed for and received approval to track the benefits from federal income tax accelerated depreciation in a memorandum account due to the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010. Additional federal income tax deductions for assets placed in service after September 8, 2010, and before December 31, 2011, were $0.1 million for 2010 and $12.2 million for 2011. The memorandum account may result in a surcredit because of the impact to Cal Water's revenue requirement for changes to working cash estimates, reductions to federal income tax qualified U.S. production activities deductions (QPAD), and changes to contributions-in-aid-of-construction. As of December 31, 2012, the estimated surcredit range is between $0.6 million and $1.1 million. The CPUC will determine the disposition of amounts recorded in the memorandum account in Cal Water's next GRC.

  Request for MTBE regulatory treatment

        The CPUC in its Decision (D.) 10-10-018 issued rules for treating contamination proceeds generally. Subsequently, the CPUC's D.11-03-043 resolved Cal Water's separate application for treatment of MTBE proceeds by ordering continued tracking of the proceeds and expenditures until litigation and remediation are both complete. The new rules allow Cal Water to file an advice letter to move proceeds from this tracking account into Contributions in Aid of Construction ("CIAC") when remediation or replacement projects are complete. Cal Water has completed several such projects totaling $4.5 million and $16.7 million in 2012 and 2011, respectively. While the advice letters have not been filed for some of these projects, Cal Water believes it is probable the CPUC will treat the invested amounts as CIAC when the advice letters are filed. The Company reclassified $4.5 million and $16.7 million from regulatory and other liabilities to CIAC during 2012 and 2011, respectively. MTBE-related projects identified in the 2009 rate case were incorporated as CIAC in rates beginning in 2011. Cal Water anticipates the CPUC approving similar treatment in future rate cases, resulting in no rate impact as contributed funds are applied to projects. The CPUC's adopted rules would require all contamination proceeds to be used first to pay transactional expenses, then to make ratepayers whole for costs to ensure the water system complies with the CPUC's water quality standards. The rules allow for a risk-based consideration of proceeds which exceed the costs of the remediation described above and may result in some sharing of excess, or "net" proceeds. Because treatment or replacement of Cal Water's MTBE contaminated wells will occur over a number of years, a final disposition of Cal Water's memorandum account will occur at an unknown future date. Cal Water will continue to monitor proceeds and remediation and will report to the CPUC in its next GRC. Because of uncertainty surrounding eventual remediation capital and operating costs and the eventual ratemaking treatment of "net proceeds" as defined by the CPUC, Cal Water cannot predict the future disposition of its partial MTBE settlement proceeds at this time.

  Service Line Insurance Billing

        As a consequence of D.07-12-055 which resolved Cal Water's 2006 GRC, Cal Water was required to demonstrate that its non-regulated Extended Service Protection (ESP) business or its successor complies with CPUC rules. Cal Water made an administrative compliance filing in 2008 which was rejected. Cal Water subsequently filed A.08-05-019 requesting Commission confirmation that the interaction between Cal Water, CWS Utility Services, and Home Service USA complied with all applicable rules. During the proceeding, the CPUC established a memorandum account to record Cal Water's revenues and expenses related to the non-regulated service line insurance business. The application is being processed in 2011 and 2012 after the CPUC adopted comprehensive rules for the relationships between regulated utilities and their unregulated affiliates and the rules for offering non-tariffed products and services. These rules went into effect on June 30, 2011 as a result of D.10-10-019. The CPUC's ratepayer advocate testified that Cal Water's customers should receive some of the proceeds from the sale of the non-regulated ESP business as well as other program revenues. While Cal Water challenged these claims and presented its own testimony, the parties were able to reach a settlement on all issues in the case. The proposed settlement, which was filed in October 2011, describes the accounting and revenue sharing applicable to the non-regulated service line business after June 30, 2011, and proposes a monetary settlement of $2.1 million to ratepayers to resolve all issues related to non-regulated service line business activity from 2007 through June 30, 2011. Cal Water recorded a $2.1 million regulatory liability in 2011. The settlement is still subject to approval by the CPUC. Cal Water anticipates that the CPUC will approve the settlement in the first quarter of 2013.

  Escalation Increase filings

        As a part of the decision of the 2009 General Rate Case, Cal Water is authorized to file annual escalation rate increases for 2012 and 2013. In January 2012, Cal Water implemented escalation rate increases in 17 districts. The annual gross revenue associated with these increases is $8.7 million. In January 2013, Ca Water implemented escalation rate increases in 19 districts. The annual gross revenue associated with these increases is $9.6 million.

  2012 Expense Offset filings

        In 2012, Cal Water filed advice letters to offset increased purchased water and pump tax rates in nine of its regulated districts totaling $13.5 million in annual revenue. Expense offsets are dollar-for-dollar increases in revenue to match increased expenses and interact with the WRAM and MCBA mechanisms so that net operating income is not affected by an offset increase.

        In May 2012, Cal Water filed an advice letter to recover the cost relating to the expense of hiring six additional Cross Connection Control Inspectors. These positions were approved in the 2009 GRC and Cal Water was allowed to file for the recovery of the positions and associated equipment after the positions were hired. The annual revenue increase from this filing is $0.6 million. In the future, Cal Water plans to file advice letters to offset expected increases in purchased water and pump tax charges in some districts. Cal Water cannot predict the exact timing or dollar amount of the changes.

  2012 Ratebase Offset filings

        In 2012, Cal Water filed advice letters to offset several infrastructure improvement projects in seven districts totaling $2.0 million in annual revenue. For some of these offsets, Cal Water also filed 12 month surcredits to the customers to account for the use of internal labor to complete the flat to meter projects. These surcredits total $1.2 million. Companies are allowed to file rate base offsets to increase revenues for construction projects authorized in GRCs when the plant is placed in service. The project for this filing was authorized in the 2009 GRC. The remaining advice letter projects from the 2009 GRC are scheduled to be completed during 2013 or later. Some projects, where approval for Advice Letters was granted in the 2009 GRC, may be canceled due to changes in operations since the approval.

 Water Supply

        Our source of supply varies among our operating districts. Certain districts obtain all of their supply from wells; some districts purchase all of their supply from wholesale suppliers; and other districts obtain supply from a combination of wells and wholesale suppliers. A small portion of supply comes from surface sources and is processed through Company-owned water treatment plants. During 2012, an estimated 126 billion gallons of water was produced to meet customer demand, up 4.6% from the estimated 120 billion gallons produced in 2011. The 2012 average daily water production was approximately 345 million gallons. Historically, approximately half of the Company's water supply is purchased from wholesale suppliers with the balance pumped from wells. In 2012, approximately 48 percent of the Company's supply was obtained from wells, 47 percent was purchased from wholesale suppliers and 5 percent was obtained from surface supplies. By comparison, in 2011, the average daily water production was approximately 330 million gallons. Well water is generally less expensive and the Company strives to maximize the use of its well sources in districts where there is an option between well or purchased supply sources.

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

        The following table shows the estimated quantity of water purchased and the percentage of purchased water to total water production in each California operating district that purchased water in 2012. Other than noted below, all other districts receive 100% of their water supply from wells.

District	Water Purchased (MG)	Percentage of Total Water Production	Source of Purchased Supply
SAN FRANCISCO BAY AREA
Bayshore	7,515	97%	San Francisco Public Utilities Commission
Bear Gulch	4,189	95%	San Francisco Public Utilities Commission
Los Altos	2,774	67%	Santa Clara Valley Water District
Livermore	2,466	70%	Alameda County Flood Control and Water Conservation District, Zone 7
SACRAMENTO VALLEY
Oroville	779	73%	Pacific Gas and Electric Co. and County of Butte
NORTH COAST
Redwood Valley	110	75%	Yolo County Flood Control & Water Conservation District
SAN JOAQUIN VALLEY
Bakersfield	11,694	44%	Kern County Water Agency and City of Bakersfield
Stockton	7,609	83%	Stockton East Water District
LOS ANGELES AREA
East Los Angeles	3,493	66%	Central Basin Municipal Water District
Dominguez	10,397	80%	West Basin Municipal Water District and City of Torrance
City of Commerce	37	6%	Central Basin Municipal Water District
Hawthorne	1,073	74%	West Basin Municipal Water District
Hermosa-Redondo	3,435	84%	West Basin Municipal Water District
Palos Verdes	6,504	100%	West Basin Municipal Water District
Westlake	2,749	100%	Calleguas Municipal Water District
Antelope/Kern	121	18%	Antelope Valley-East Kern Water Agency and City of Bakersfield

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

        Purchases for the Los Altos, Livermore, Oroville, Redwood Valley, Stockton, and Bakersfield districts are pursuant to long-term contracts expiring on various dates after 2012. The water supplies purchased for the Dominguez, East Los Angeles, Hermosa-Redondo, Palos Verdes, and Westlake districts as well as the Hawthorne and Commerce systems are provided by public agencies pursuant to a statutory obligation of continued non- preferential service to purveyors within the agencies' boundaries. Purchases for the Bayshore and Bear Gulch districts are in accordance with long-term contracts with the San Francisco Public Utilities Commission (SFPUC) until June 30, 2034.

        Management anticipates water supply contracts will be renewed as they expire though the price of wholesale water purchases is subject to pricing changes imposed by the various wholesalers.

        Shown below are wholesaler price rates and increases that became effective in 2012 and estimated wholesaler price rates and percent changes for 2013. In 2012, several districts experienced significant purchased water cost increases resulting in a significant impact in the 2012 MCBA balance and the filing of several purchased water offsets.

		2012			2013
	Effective Month		Percent Change	Effective Month		Percent Change
District		Unit Cost			Unit Cost
Antelope	January	$330.00 /af	8.55%	January	$349.00 /af	5.76%
Bakersfield(1)	July	$144.00 /af	(2.0)%	July	$144.00 /af	0.00%
Bear Gulch(2)	July	$2.93 /ccf	11.41%	July	$2.93 /ccf	0.00%
Commerce(2)	January	$915.00 /af	6.52%	January	$967.00 /af	5.68%
Dominguez(2)	July	$1,036.00 /af	7.47%	January	$1,089.00 /af	5.12%
East Los Angeles(2)	January	$915.00 /af	6.52%	January	$967.00 /af	5.68%
Hawthorne(2)	July	$1,036.00 /af	7.47%	January	$1,089.00 /af	5.12%
Hermosa-Redondo(2)	July	$1,036.00 /af	7.47%	January	$1,089.00 /af	5.12%
Livermore	January	$2.17 /ccf	4.83%	January	$2.17 /ccf	0.00%
Los Altos	July	$722.00 /af	7.92%	July	$722.00 /af	0.00%
Oroville(2)	April	$163,512.00 /yr	2.88%	April	$163,512.00 /yr	0.00%
Palos Verdes(2)	July	$1,036.00 /af	7.47%	January	$1,089.00 /af	5.12%
Bayshore(2)	July	$2.93 /ccf	11.41%	July	$2.93 /ccf	0.00%
Redwood Valley	June	$57.00 /af	3.64%	June	$57.00 /af	0.00%
Stockton	April	$546,474.00 /mo	(2.73)%	April	$546,474.00/mo	0.00%
Westlake	January	$1,056.00 /af	7.65%	January	$1,056.00 /af	0.00%

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

Seasonal Fluctuations

        In California, our customers' consumption pattern of water varies with the weather, in terms of rainfall and temperature. In the WRAM and MCBA design, the CPUC considers the historical pattern in determining the adopted sales and production costs. With a majority of our sales being subject to the WRAM and production costs being covered by the MCBA, variations from the adopted pattern have been minimized. However, cash flows from operations and short-term borrowings on our credit facilities are significantly impacted by seasonal fluctuations including recovery of the WRAM and MCBA.

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

Utility Plant Construction

        We have continually extended, enlarged, and replaced our facilities as required to meet increasing demands and to maintain the water systems. We obtain construction financing using funds from operations, short-term bank borrowings, long-term financing, advances for construction and contributions in aid of construction that are funded by developers. Advances for construction are cash deposits from developers for construction of water facilities or water facilities deeded from developers. These advances are generally refundable without interest over a period of 40 years in equal annual payment amounts. Contributions in aid of construction consist of nonrefundable cash deposits or facilities transferred from developers, primarily for fire protection and relocation projects. We cannot control the amounts received from developers. This amount fluctuates from year-to-year as the level of construction activity carried on by developers varies. This activity is impacted by the demand for housing, commercial development, and general business conditions, including interest rates.

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

 Energy Reliability

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

        Starting January 1, 2010, under the California Environmental Quality Act (CEQA), all capital projects of a certain type (primarily wells, tanks, major pipelines and treatment facilities) will require mitigation of green house gas emissions. The cost to prepare the CEQA documentation and permit is estimated to add tens of thousands of dollars to such capital projects. This cost will be included in our capital cost and added to our rate base, which will be requested to be paid for by our rate payers. Any increase in the operating cost of the facilities will also be included in our cost of service paid by our rate payers as requested in our general rate case filings. While recovery of these costs is not guaranteed, we would expect recovery in the regulatory process.

        Cap and trade regulations were implemented in 2012 with the goal of reducing emissions to 1990 levels by the year 2020. These regulations will be implemented over a three year period and will be fully implemented in 2015. Under such regulations in 2015, we will be required to determine our carbon footprint and evaluate our electricity and fuel usage (both diesel and gasoline). We will also be required to evaluate methane emissions from our primary processes in our wastewater plants. At this time we are unable to determine the cost impact of such regulations but any increase in operating costs associated with the cap and trade regulations will be included in our cost of service requested to be paid by our rate payers as requested in our general rate case filings. While recovery of these costs is not guaranteed, we would expect recovery in the regulatory process.

Security at Company Facilities

        Due to terrorism and other risks, we have heightened security at our facilities and have taken added precautions to protect our employees and the water delivered to customers. In 2002, federal legislation was enacted that resulted in new regulations concerning security of water facilities, including submitting vulnerability assessment studies to the federal government. We have complied with regulations issued by the Environmental Protection Agency (EPA) pursuant to our federal legislation concerning vulnerability assessments and have made filings to the EPA as required. In addition, communication plans have been developed as a component of our procedures. While we do not make public comments on our security programs, we have been in contact with federal, state, and local law enforcement agencies to coordinate and improve our water delivery systems' security.

Quality of Water Supply

        Our operating practices are designed to produce potable water in accordance with accepted water utility practices. Water entering the distribution systems from surface sources is treated in compliance with federal and state Safe Drinking Water Act (SDWA) standards. Most well supplies are chlorinated or chloraminated for disinfection. Water samples from each water system are analyzed on a regular, scheduled basis in compliance with regulatory requirements. We operate a state-certified water quality laboratory at the San Jose General Office that provides testing for most of our California operations. Certain tests in California are contracted with independent certified labs qualified under the Environmental Laboratory Accreditation Program. Local independent state certified labs provide water sample testing for the Washington, New Mexico and Hawaii operations.

        In recent years, federal and state water quality regulations have resulted in increased water sampling requirements. The SDWA continues to be amended to address public health concerns. We monitor water quality standard changes and upgrade our treatment capabilities to maintain compliance with the various regulations.

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

Environmental Matters

        Our operations are subject to environmental regulation by various governmental authorities. Environmental health and safety programs have been designed to provide compliance with water discharge regulations, underground and aboveground fuel storage tank regulations, hazardous materials management plans, hazardous waste regulations, air quality permitting requirements, wastewater discharge limitations and employee safety issues related to hazardous materials. Also, we actively investigate alternative technologies for meeting environmental regulations and continue the traditional practices of meeting environmental regulations.

        For a description of the material effects that compliance with environmental regulations may have on us, see Item 1A. "Risk Factors—Risks Related to Our Regulatory Environment." We expect environmental regulation to increase, resulting in higher operating costs in the future, which may have a material adverse effect on earnings.

Employees

        At year-end 2012, we had 1,131 employees, including 54 at Washington Water, 56 at Hawaii Water, and 16 at New Mexico Water. In California, most non-supervisory employees are represented by the Utility Workers Union of America, AFL-CIO, except certain engineering and laboratory employees who are represented by the International Federation of Professional and Technical Engineers, AFL-CIO.

        At December 31, 2012, we had 734 union employees. In December 2012, we negotiated 2013 and 2014 wage increases with both of our unions of 2.0% and 3.0%, respectively. The current agreement with the unions is effective through 2014. Management believes that it maintains good relationships with the unions.

        Employees at Washington Water, New Mexico Water, and Hawaii Water are not represented by unions.

Executive Officers of the Registrant

Name	Positions and Offices with California Water Service Group	Age
Peter C. Nelson(1)	Chairman and Chief Executive Officer since May 22,2012, Formerly, President and Chief Executive Officer (1996-2012), served as Vice President, Division Operations (1994-1995) and Region Vice President (1989-1994), Pacific Gas & Electric Company, a gas and electric public utility	65
Martin A. Kropelnicki(2)	President and Chief Operating Officer since October 1, 2012, Formerly, Chief Financial Officer and Treasurer (2006-2012), served as Chief Financial Officer of Power Light Corporation (2005-2006), Chief Financial Officer and Executive Vice President of Corporate Services of Hall Kinion and Associates (1997-2004), Deloitte & Touche Consulting (1996-1997), held various positions with Pacific Gas & Electric (1989-1996)	46
Thomas F. Smegal III(3)	Vice President, Chief Financial Officer and Treasurer since October 1, 2012. Formerly, Vice President, Regulatory Matters and Corporate Relations (2008-2012), Manager of Rates (2002-2008), Regulatory Analyst (1997-2002), served as Utilities Engineer at the California Public Utilities Commission (1990-1997)	45

Name	Positions and Offices with California Water Service Group	Age
Helen Del Grosso(5)	Vice President, Human Resources since May 1, 2013. Formerly Director of Human Resources (2008 - 2012), served as Employee and Labor Relations Manager for City of Palo Alto (2001 - 2008), served as Human Resources Manager for County of Santa Clara (1998 - 2001) and Director of Human Resources for Coherent Inc. Medical Group (1988 - 1998)	56
Francis S. Ferraro(4)	Vice President of Corporate Development and Legal since October 1, 2005. Formerly, Vice President of Regulatory Affairs and Corporate Communications (1989-2005), held various positions with the California Public Utilities Commission, including Administrative Law Judge, project manager on major energy and water rate proceedings, and Manager of the Energy Rate Design and Economics Branch (1973-1989)	63
Robert R. Guzzetta(5)	Vice President of Operations since October 1, 2005. Formerly Vice President of Engineering and Water Quality (1996-2005), held various other positions with California Water Service Company since 1977	58
David R. Karraker(5)	Vice President, Customer Service and Information Technology since May 1, 2012. Formerly California Water Service Company District Manager, East Los Angeles (2000-2012), Assistant District Manager, East Los Angeles (1998-2000), and various positions with California Water Service Company since 1974	56
Christine L. McFarlane(6)	Vice President, Chief Administrative Officer since January 2009. Formerly Vice President, Human Resources (1996-2008), held various other positions with California Water Service Company since 1969	66
Michael J. Rossi(3)	Vice President, Engineering and Water Quality since October 1, 2005. Formerly Chief Engineer (1997-2005), Assistant Chief Engineer (1988-1997), held various other positions with California Water Service Company since 1977	59

Name	Positions and Offices with California Water Service Group	Age
Paul G. Townsley(7)	Vice President, Regulatory Matters and Corporate Relations effective in March 2013. Formerly Divisional Vice President, Operations and Engineering for EPCOR Water USA (2012-2013), served as President of American Water Works Company subsidiaries in Arizona, New Mexico, and Hawaii (2007-2012), served as American Water Works Company's President, Western Region (2002-2007), and various positions with Citizens Utilities Company (1982-2002)	55
Lynne P. McGhee(3)	Corporate Secretary since July 25, 2007; Associate Corporate Counsel since May 2003. Formerly served as a Commissioner legal advisor and staff counsel at the California Public Utilities Commission	48
David B. Healey(8)	Corporate Controller and Assistant Secretary Since July 25, 2012. Formerly Director of Financial Reporting (2009-2012), served as Subsidiary Controller for SunPower Corporation (2005-2009), served as Corporate Controller for Hall, Kinion & Associates, Inc. (1997-2005), and various positions with Pacific Gas & Electric Company (1985-1997)	56

(1)
Holds the same position with California Water Service Company, CWS Utility Services, Hawaii Water Service Co., Inc.; New Mexico Water Service Company and Washington Water Service Company;

(2)
Holds the same position with California Water Service Company, CWS Utility Services, Hawaii Water Service Co., Inc., and New Mexico Water Service Company; Chief Operating Officer of Washington Water Service Company;

(3)
Holds the same position with California Water Service Company, CWS Utility Services, Hawaii Water Service Company, Inc., New Mexico Water Service Company, and Washington Water Service Company;

(4)
Holds position with California Water Service Company, New Mexico Water Service Company, Hawaii Water Service Company, Inc., and CWS Utility Services;

(5)
Holds position with California Water Service Company and CWS Utility Services;

(6)
Christine McFarlane, Vice President, Chief Administrative Officer, announced her intention to retire in 2013;

(7)
Holds the same position with California Water Service Company, Hawaii Water Service Company, Inc., New Mexico Water Service Company, and Washington Water Service Company

(8)
Holds the same position with California Water Service Company, CWS Utility Services, Washington Water Service Company, and Hawaii Water Service Company, Inc.; Assistant Secretary and Assistant Treasurer of New Mexico Water Service Company

Item 1A.    Risk Factors.

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

        California Water Service Company, New Mexico Water Service Company, Washington Water Service Company and Hawaii Water Service Company, Inc., are regulated public utilities which provide water service to our customers. The rates that we charge our water customers are subject to the jurisdiction of the regulatory commissions in the states in which we operate. These commissions may set water rates for each operating district independently because the systems are not interconnected. The commissions authorize us to charge rates which they consider to be sufficient to recover normal operating expenses, to provide funds for adding new or replacing water infrastructure, and to allow us to earn what the commissions consider to be a fair and reasonable return on invested capital.

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

        We maintain a fleet of vehicles to provide service to our customers, including a number of heavy duty diesel vehicles that we retrofitted prior to the end of 2010 to meet California emission standards. If future legislation further impacts the cost to operate the fleet or the fleet acquisition cost in order to meet certain emission standards, it will increase our cost of service and our rate base. Any increase in fleet operating costs associated with meeting emission standards will be included in our cost of service paid by our rate payers as requested in our general rate case filings. While recovery of these costs is not guaranteed, we would expect recovery in the regulatory process.

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

        Cap and trade regulations were implemented in 2012 with the goal of reducing emissions to 1990 levels by the year 2020. These regulations will be implemented over a three year period and will be fully implemented in 2015. Under such regulations in 2015, we will be required to determine our carbon footprint and evaluate our electricity and fuel usage (both diesel and gasoline). We will also be required to evaluate methane emissions from our primary processes in our wastewater plants. At this time we are unable to determine the cost impact of such regulations but any increase in operating costs associated with the cap and trade regulations will be included in our cost of service requested to be paid by our rate payers as requested in our general rate case filings. While recovery of these costs is not guaranteed, we would expect recovery in the regulatory process.

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

Water purchased from suppliers usually costs us more than surface supplied or well pumped water. The cost of purchased water for delivery to customers represented 33.1% and 32.8% of our total operating costs in 2012 and 2011, respectively.

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

        Purchased power is a significant operating expense. During 2012 and 2011, purchased power expense represented 6.4% and 6.9% of our total operating costs, respectively. These costs are beyond our control and can change unpredictably and substantially as occurred in California during 2001 when rates paid for electricity increased 48%. As with purchased water, purchased power costs are included in the MCBA. Cash flows between rate filings may be adversely affected until the commission authorizes a rate change but earnings will be minimally impacted. Cost of chemicals used in the delivery of water is not an element of the MCBA and therefore variances in quantity or cost could impact the results of operations.

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

        Our billed revenues will decrease, and such decrease may be material, if a significant business or industrial customer terminates or materially reduces its use of our water. Approximately $132.1 million, or 23.6%, of our 2012 water utility revenues was derived from business and industrial customers. If any of our large business or industrial customers in California reduce or cease its consumption of our water, the impact to net operating income would be minimal to our operations due to the WRAM and MCBA, but could impact our cash flows. In Hawaii, we serve a number of large resorts which if their water usage was reduced or ceased could have a material impact to our Hawaii operation. The delay between such date and the effective date of the rate relief may be significant and could adversely affect our operating results and cash flows.

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

        At December 31, 2012, 734 of our 1,131 total employees were union employees. Most of our unionized employees are represented by the Utility Workers Union of America, AFL-CIO, except certain engineering and laboratory employees who are represented by the International Federation of Professional and Technical Engineers, AFL-CIO.

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

  •
  amounts to set aside for uncollectible accounts receivable, inventory obsolescence and uninsured losses;

  •
  our legal exposure and the appropriate accrual for claims, including medical claims and workers' compensation claims;

  •
  future costs and assumptions for pensions and other post-retirement benefits;

  •
  regulatory recovery of deferred items;

  •
  possible tax uncertainties; and

  •
  projected collections of WRAM/MCBA receivables.

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

        The real properties owned are held in fee simple title. Properties owned by Cal Water are subject to the lien of an Indenture of Mortgage and Deed of Trust dated April 17, 2009 (the California Indenture), securing Cal Water's first mortgage bonds, of which $459.2 million was outstanding at December 31, 2012. The California Indenture contains certain restrictions common to such types of instruments regarding the disposition of property and includes various covenants and restrictions. At December 31, 2012, our California utility was in compliance with the covenants of the California Indenture.

        Cal Water owns 629 wells and operates 4 leased wells. There are 434 owned storage tanks with a capacity of 492 million gallons, 3 leased storage tanks with a capacity of 0.7 million gallons, 36 managed storage tanks with a capacity of 30 million gallons, and 3 reservoirs with a capacity of 250 million gallons. Cal Water owns and operates 6 surface water treatment plants with a combined capacity of 46 million gallons per day. There are 5,759 miles of supply and distribution mains in the various systems.

        Hawaii Water owns 20 wells and manages 5 irrigation wells. There are 24 storage tanks with a storage capacity of 20 million gallons. There are 70 miles of supply and distribution lines. Hawaii Water operates 5 wastewater treatment facilities with a combined capacity to process approximately 1.7 million gallons per day. There are 26 miles of sewer collection mains.

        Washington Water owns 341 wells and manages 113 wells. There are 127 owned storage tanks and 41 managed storage tanks with a storage capacity of 9 million gallons. There are 328 miles of supply and distribution lines.

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

 PART II

Item 5.    Market for Registrant's Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        Our common stock is traded on the New York Stock Exchange under the symbol "CWT." At December 31, 2012, there were 41,908,218 common shares outstanding. There were 2,337 common stockholders of record as of February 11, 2013.

        During 2012, we paid a cash dividend of $0.630 per common share, or $0.15750 per quarter. During 2011, we paid a cash dividend of $0.615 per common share, or $0.15375 per quarter. In January 2013, our Board of Directors declared a quarterly cash dividend of $0.1600 per common share payable on February 22, 2013, to stockholders of record on February 11, 2013. This represents our 46th consecutive year of increasing the annual dividend and marks the 272nd consecutive quarterly dividend.

        We presently intend to pay quarterly cash dividends in the future consistent with past practices, subject to our earnings and financial condition, restrictions set forth in our debt instruments, regulatory requirements and such other factors as our Board of Directors may deem relevant.

        During 2012 and 2011, the common stock market price range and dividends per share for each quarter were as follows:

2012	First	Second	Third	Fourth
Common stock market price range:
High	$19.25	$18.60	$19.05	$18.90
Low	17.67	17.14	17.93	16.84
Dividends paid per common share	0.15750	0.15750	0.15750	0.15750

2011	First	Second	Third	Fourth
Common stock market price range:
High	$19.18	$19.16	$19.37	$19.20
Low	17.28	18.06	16.65	16.81
Dividends paid per common share	0.15375	0.15375	0.15375	0.15375

        Amounts above have been restated to reflect the 2 for 1 stock split effective June 10, 2011, which was retroactively applied to our financial statements.

 Five-Year Performance Graph

        The following performance graph compares the changes in the cumulative shareholder return on California Water Service Group's common stock with the cumulative total return on the Robert W. Baird Water Utility Index and the Standard & Poor's 500 Index during the last five years ended December 31, 2012. The comparison assumes $100 was invested on December 31, 2007, in California Water Service Group's common stock and in each of the forgoing indices and assumes reinvestment of dividends.

  Performance Graph Data

        The following descriptive data is supplied in accordance with Rule 304(d) of Regulations S-T:

	2007	2008	2009	2010	2011	2012
California Water Service Group	100	130	106	111	112	117
S &P 500	100	63	80	92	94	109
RW Baird Water Utility Index	100	93	99	114	121	142

        An initial $10,000 investment in the common stock of California Water Service Group on December 31, 2007 including reinvestment of dividends would be worth $11,700 at the end of the 5-year period ending December 31, 2012.

Item 6.    Selected Financial Data.

        The following selected consolidated financial data should be read in conjunction with our Consolidated Financial Statements and the Notes thereto and the information contained in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

        Historical results are not necessarily indicative of future results.

FIVE YEAR FINANCIAL REVIEW

	2012	2011	2010	2009	2008
	(Dollars in thousands, except common share and other data)
Summary of Operations
Operating revenue
Residential	$394,736	$375,703	$335,833	$315,617	$284,913
Business	106,674	100,050	90,992	86,766	75,620
Industrial	25,467	24,612	20,733	18,963	18,932
Public authorities	29,568	28,278	23,904	22,408	21,042
Other	26,567	(3,033)	11,666	14,798	12,745
MCBA net adjustment to reduce adopted revenue	(23,046)	(23,796)	(22,729)	(9,180)	(2,940)

Total operating revenue	559,966	501,814	460,399	449,372	410,312
Operating expenses	486,123	434,647	398,586	391,253	352,843
Interest expense, other income and expenses, net	25,015	29,455	24,157	17,565	17,664

Net income	$48,828	$37,712	$37,656	$40,554	$39,805

Common Share Data
Earnings per share—diluted	$1.17	$0.90	$0.90	$0.98	$0.95
Dividend paid	0.630	0.615	0.595	0.590	0.585
Dividend payout ratio	54%	68%	66%	61%	62%
Book value per share	$11.30	$10.76	$10.45	$10.13	$9.72
Market price at year-end	18.35	18.26	18.64	18.41	23.22
Common shares outstanding at year-end (in thousands)	41,908	41,817	41,667	41,531	41,446
Return on average common stockholders' equity	10.6%	8.5%	9.0%	9.8%	10.2%
Long-term debt interest coverage	3.45	3.11	3.59	4.04	4.72
Balance Sheet Data
Net utility plant	$1,457,056	$1,381,119	$1,294,297	$1,198,077	$1,112,367
Total assets	1,995,924	1,854,587	1,692,066	1,525,581	1,418,107
Long-term debt including current portion	481,250	488,165	481,561	387,222	290,316
Capitalization ratios:
Common stockholders' equity	49.6%	48.0%	47.5%	52.1%	58.1%
Preferred stock	—	—	—	—	—
Long-term debt	50.4%	52.0%	52.5%	47.9%	41.9%
Other Data
Estimated water production (million gallons)
Wells and surface supply	66,184	64,100	65,288	71,266	72,228
Purchased	59,708	56,253	56,654	60,292	65,529

Total estimated water production	125,892	120,353	121,942	131,558	137,757

Metered customers	458,400	451,900	438,600	426,600	417,208
Flat-rate customers	42,300	47,600	59,300	68,100	73,285

Customers at year-end**	500,700	499,500	497,900	494,700	490,493

New customers added	1,200	1,600	3,200	4,207	2,938
Revenue per customer	$1,118	$1,005	$925	$908	$837
Utility plant per customer	4,187	3,925	3,706	3,455	3,228
Employees at year-end	1,131	1,132	1,127	1,013	929

**
Includes customers of the City of Hawthorne and City of Commerce

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

        In 2012 and 2011, net income was $48.8 million and $37.7 million, respectively. Diluted earnings per share increased $0.27 to $1.17 or 30% from 2011 to 2012. The increase in net income was primarily attributable to a one-time income tax benefit of $6.2 million related to 2011 and prior years for state income tax repairs and maintenance deductions that we recognized in 2012, an unrealized pre-tax gain of $2.5 million on our benefit plan insurance investments, a one-time benefit of 2011 deferred WRAM operating revenues of $12.9 million and associated costs of $10.5 million that we recognized in 2012, a decrease in the current year income tax provision due to the repairs and maintenance deductions, and lower financing costs for short-term borrowings, which was partially offset by a $3.9 million reduction to operating revenues due to the cost of capital adjustment mechanism and cost increases for employee wages and benefits, water production costs, and depreciation on plant placed into service during 2011.

        Net income was $37.7 million in 2011 and 2010. Diluted earnings per common share were $0.90 in 2011 and 2010. The weighted average number of common shares outstanding used in the diluted earnings per share calculation was 41,772,000 in 2011 and 41,638,000 in 2010. Net income was the same in 2011 and 2010 because rate increases from the 2009 GRC and corresponding approved rates were offset by increases to operating expenses, long-term debt interest expense, and a reduction in net other income.

        The 2009 GRC and corresponding approved rates, and GRCs filed in Hawaii will increase 2013 authorized operating revenues. The cost of capital adjustment mechanism (CCAM) required a reduction to 2013 authorized operating revenues of $3.8 million due to a decrease in the Moody AA utility bond index as of September 30, 2012 compared to September 30, 2011. The CCAM 2013 adjustment will reduce the authorized rate of return. The 2012 GRC will not increase authorized operating revenues until 2014. (see discussion in Regulatory Matters section of this annual report).

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

        The balances in the WRAM and MCBA assets and liabilities accounts will fluctuate on a monthly basis depending upon the variance between adopted and actual results. The recovery or refund of the WRAM is netted against the MCBA over- or under-recovery for the corresponding district and is interest bearing at the current 90 day commercial paper rate. At the end of the calendar year, Cal Water files with the CPUC to refund or collect the balance in the accounts. On April 19, 2012, the CPUC issued a decision to shorten the amortization periods for Cal Water's undercollected net WRAM and MCBA receivable balances. As a result of the decision, most balances are collected over 12 and 18 months. Cal Water defers any net WRAM and MCBA revenues and associated costs whenever the net receivable balances are estimated to be collected more than 24 months after the respective reporting period in which it was recorded. Cal Water excluded net WRAM and MCBA revenues of $0.9 million, associated costs of $0.7 million, and the related $0.2 million of net operating income before income taxes as of December 31, 2012 due to the net receivable balances estimated to be collected more than 24 months. The deferred net WRAM and MCBA revenue and associated costs were determined using forecasts of rate payer consumption trends in future reporting periods and the timing of when the CPUC will authorize Cal Water's filings to recover unbilled balances. Deferred revenues and associated costs are recorded in future periods as the collection becomes within 24 months of the respective reporting period.

        The net WRAM and MCBA balances included in regulatory assets and liabilities as of December 31, 2012 and 2011 are:

	2012	2011
	Dollars in millions
Net short-term receivable	$34.0	$19.4
Net long-term receivable	12.1	30.2

Total receivable	$46.1	$49.6

Net short-term payable	$0.4	$0.5
Net long-term payable	0.1	0.2

Total payable	$0.5	$0.7

        Flat rate customers are billed in advance at the beginning of the service period. The revenue is prorated so that the portion of revenue applicable to the current period is included in that period's revenue, with the balance recorded as unearned revenue on the balance sheet and recognized as revenue when earned in the subsequent accounting period. Our unearned revenue liability was $1.7 million and $1.9 million as of December 31, 2012 and 2011, respectively. This liability is included in "other accrued liabilities" on our consolidated balance sheets.

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

        If we determine that a portion of our assets used in utility operations is not recoverable in customer rates, we would be required to impair an asset and write-down the assets' valuation. The 2010 Hawaii Water GRC for the Ka'anapali District included a $0.3 million asset impairment which was recorded during 2011 and the 2009 Cal Water GRC settlement included a $0.6 million asset impairment which was recorded during 2010.

Goodwill Accounting and Evaluation for Impairment

        In November of 2012 and 2011, we performed annual impairment tests of the remaining goodwill balance of $2.6 million by comparing the fair value of Hawaii Water, the reporting unit, with its carrying amount, including goodwill and no impairment was recorded. Our analysis considered the approval of future rate case proceedings for the various operations of Hawaii Water based on historical rate of return filings allowed by the Hawaii Public Utilities Commission. To the extent the approved rate of return filings allowed by the Hawaii Public Utilities Commission are less than expected, an impairment of the recorded goodwill may occur.

Income Taxes

        We account for income taxes using the asset and liability method. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. We measure deferred tax assets and liabilities at enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We recognize the effect on the deferred tax assets and liabilities of a change in tax rate in the period that includes the enactment date. We must also assess the likelihood that deferred tax assets will be recovered in future taxable income and, to the extent recovery is not probable, a valuation allowance would be recorded. If a valuation allowance were required, it could significantly increase income tax expense. In management's view, a valuation allowance was not required at December 31, 2012 or December 31, 2011.

        We anticipate that future rate actions by the regulatory commissions will reflect revenue requirements for the tax effects of temporary differences recognized, which have previously been passed through to customers. The regulatory commissions have granted us rate increases to reflect the normalization of the tax benefits of the federal accelerated methods and available Investment Tax Credits (ITCs) for all assets placed in service after 1980. ITCs are deferred and amortized over the lives of the related properties for book purposes.

        During 2012, the Company filed an application for a change in accounting method (section 481 adjustment) with the Internal Revenue Service (IRS) to implement the new repairs and maintenance deduction. The new deduction is for qualified tangible property placed into service during 2012 and prior years. The new tax regulations allow the Company to deduct a significant amount of costs previously capitalized for book and tax purposes. The Company completed its analysis of the federal repairs maintenance deduction related to 2011 and prior years in the third quarter of 2012. The Company's federal repairs and maintenance deductions for qualified tangible property placed into service during 2011 and prior years was $86.7 million and created a $30.4 million deferred tax liability for the temporary timing difference between book and tax treatments as of September 30, 2012. The 2011 and prior years federal repairs and maintenance deduction eliminated the Company's 2010 and 2011 previously filed federal qualified U.S. production activities deductions (QPAD) and was recorded as a $0.8 million federal income tax expense in the quarter ended September 30, 2012. The Company's state repairs deduction for qualified tangible property deductions placed into service during 2011 and prior years was $122.2 million and was recorded as a $7.0 million reduction to state income tax expense in the quarter ended September 30, 2012. The 2012 federal and state income tax repairs and maintenance deduction was estimated at $14.0 million. The estimated deduction increased the Company's federal deferred tax liability $4.9 million and reduced state income tax expenses $0.8 million in the quarter ended December 31, 2012. The 2012 federal income tax QPAD deduction was eliminated by the repairs and maintenance deduction.

        The 2012 repairs and maintenance deductions resulted in a federal net operating loss (NOL) of $26.0 million and a state NOL of $55.7 million. The NOL carry-forward amounts are more likely than not to be recovered and therefore require no valuation allowance. The NOL carry-forward does not begin to expire until 2033.

        During 2010, the Company filed an application for a change in accounting method (Section 481 adjustment) with the State of California to change its plant-in-service state tax depreciation method from the double- declining method to the straight line method at the respective assets mid-life. The Company's application was approved by the State of California during the first quarter of 2011. California uses the flow-through method of accounting for income tax depreciation. As a result, the Company reduced its 2010 income tax obligation by $1.6 million, net of federal income taxes in the quarter ended March 31, 2011.

        The Tax Relief, Unemployment Insurance Reauthorization and Job Creation Act of 2010 will provide the Company with additional federal income tax deductions for assets placed in service after September 8, 2010 and before December 31, 2011. The federal income tax deduction was $6.6 million in 2010, $12.6 million in 2011, and is estimated at $1.6 million in 2012. The 2012 estimate will be finalized when we file the 2012 tax returns in the third quarter of 2013.

        The IRS is presently auditing the Company's 2010 and 2011 federal income tax returns. It is uncertain when the IRS will complete its audit. The Company believes that the final resolution of the IRS audit will not have a material adverse impact on its financial condition or results of operations. During 2012, the California Franchise Tax Board completed an audit of the Company's 2008 and 2009 state income tax returns without any adjustments. The Company is not under audit by any other jurisdiction.

Pension Benefits

        We incur costs associated with our pension and postretirement health care benefits plans. To measure the expense of these benefits, our management must estimate compensation increases, mortality rates, future health cost increases and discount rates used to value related liabilities and to determine appropriate funding. Different estimates used by our management could result in significant variances in the cost recognized for pension benefit plans. The estimates used are based on historical experience, current facts, future expectations, and recommendations from independent advisors and actuaries. We use an investment advisor to provide advice in managing the plan's investments. With the 2009 GRC settlement, we anticipate any increases in funding for the pension benefits plans will be recovered in future rate filings, thereby mitigating the financial impact. We believe it is probable that future costs will be recovered in future rates and therefore have recorded a regulatory asset in accordance with generally accepted accounting principles.

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

Results of Operations

  Earnings

        Net income was $48.8 and $37.7 million in 2012 and 2011, respectively. Diluted earnings per common share were $1.17 in 2012 and $0.90 in 2011. The weighted average number of common shares outstanding used in the diluted earnings per common share calculation was 41,892,000 in 2012 and 41,772,000 in 2011. Net income increase $11.1 million in 2012, or $0.27 per diluted common share, mostly due to a one-time income tax benefit of $6.2 million related to 2011 and prior years for state income tax repairs and maintenance deductions that we recognized in 2012, an unrealized pre-tax gain of $2.5 million on our benefit plan insurance investments, a one-time benefit of 2011 deferred WRAM revenues of $12.9 million and associated costs of $10.5 million that we recognized in 2012, a decrease in the current year income tax provision due to the repairs and maintenance deductions which included $1.0 million of prior years deductions which were recognized in 2012, and lower financing costs for short-term borrowings, which was partially offset by a $3.9 million reduction to operating revenues due to the cost of capital adjustment mechanism and cost increases for employee wages and benefits, water production costs, and depreciation on plant placed into service during 2011.

        During 2012, the cost of capital adjustment mechanism required a reduction to 2013 authorized operating revenues of $3.8 million due to a decrease in the Moody AA utility bond index as of September 30, 2012 compared to September 30, 2011.

        Net income was $37.7 million in 2011 and 2010. Diluted earnings per common share were $0.90 in 2011 and 2010. The weighted average number of common shares outstanding used in the diluted earnings per share calculation was 41,772,000 in 2011 and 41,638,000 in 2010. Net income was the same in 2011 and 2010 because rate increases from the 2009 GRC and corresponding approved rates were offset by increases to operating expenses, long-term debt interest expense, and a reduction in net other income.

  Dividends

        At the January 2013 meeting, the Board of Directors declared the quarterly dividend, increasing it for the 46th consecutive year. The quarterly dividend was raised from $0.1575 to $0.1600 per common share, or an annual rate of $0.64 per common share. Dividends have been paid for 68 consecutive years. The annual dividends paid per common share in 2012, 2011, and 2010 were $0.630, $0.615, and $0.595, respectively. Earnings not paid as dividends are reinvested in the business for the benefit of stockholders. The dividend payout ratio was 54% in 2012, 68% in 2011, and 66% in 2010, for an average of 62% over the three-year period. Our long-term targeted dividend payout ratio is 60%

  Operating Revenue

        Operating revenue in 2012 was $560.0 million, an increase of $58.2 million, or 11.6%, over 2011. Operating revenue in 2011 was $501.8 million, an increase of $41.4 million, or 9.0%, over 2010. The estimated sources of changes in operating revenue were:

	2012	2011	2010
	Dollars in millions
Rate increases	$28.9	$53.2	$28.5
Deferred WRAM revenue(1)	12.0	(12.9)	—
Usage by new customers	1.2	2.9	2.3
Net change due to actual versus adopted results, usage, and other(2)	16.1	(1.8)	(19.8)

Net change	$58.2	$41.4	$11.0

(1)
2012 deferred WRAM revenue was $(0.9) million of the $12.0 million amount shown above. Also, $12.9 million of 2011 deferred WRAM revenue was recognized as revenue in 2012. 2011 deferred WRAM revenue was $(12.9) million. Deferred WRAM revenue balances are expected to be collected from ratepayers beyond 24 months following the end of the accounting period in which these revenues were recorded.

(2)
The 2012 increase was mostly due to an increase in customer usage. The decreases in 2011 and 2010 were mostly due to decreases in customer usage.

        The usage by existing customers can materially change based upon current weather patterns, influenced both by temperature and rainfall. However, with the adoption of the WRAM and MCBA for California customers on July 1, 2008, the impact of weather on gross margin has been minimized.

        In 2012, rate relief increased revenues by $28.9 million with a significant portion due to increased rates from Cal Water's 2009 GRC and purchased water offsets. See the "Rates and Regulation" section of this annual report for more information on regulatory activity occurring in 2011, 2012, and through February 28, 2013.

  Water Production Expenses

        Water production expenses, which consist of purchased water, purchased power, and pump taxes, comprise the largest segment of total operating expenses. Water production costs accounted for 41.6%, 41.8%, and 41.1% of total operating costs in 2012, 2011, and 2010, respectively. The rates charged for wholesale water supplies, electricity, and pump taxes are established by various public agencies. As such, these rates are beyond our control.

        The table below provides the amount of increases and percent changes in water production costs during the past two years:

	2012			2011			2010
	Amount	Change	% Change	Amount	Change	% Change	Amount	Change	% Change
	Dollars in millions
Purchased water	$161.3	$18.7	13.2%	$142.6	$16.7	13.3%	$125.9	$4.2	3.5%
Purchased power	31.0	0.9	3.2%	30.1	0.5	1.7%	29.6	1.3	4.6%
Pump taxes	10.3	1.2	13.2%	9.1	0.5	5.8%	8.6	(0.9)	(9.5)%

Total water production expenses	$202.6	$20.8	11.5%	$181.8	$17.7	10.8%	$164.1	$4.6	2.9%

        The principal factors affecting water production expenses are the quantity, price and source of the water. Generally, water from wells costs less than water purchased from wholesale suppliers.

        The table below provides the amounts, percentage change, and source mix for the respective years:

	2012		2011		2010
	MG	% of Total	MG	% of Total	MG	% of Total
		Millions of gallons (MG)
Source:
Wells	59,932	47.6%	57,433	47.7%	58,609	48.1%
% change from prior year	4.4%		(2.0)%		(9.4)%
Purchased	59,708	47.4%	56,253	46.7%	56,654	46.5%
% change from prior year	6.0%		(0.7)%		(6.0)%
Surface	6,252	5.0%	6,667	5.6%	6,679	5.4%
% change from prior year	(6.2)%		(0.2)%		1.5%

Total	125,892	100.0%	120,353	100.0%	121,942	100.0%

% change from prior year	4.6%		(1.3)%		(7.3)%

        Purchased water expenses are affected by changes in quantities purchased, supplier prices, and cost differences between wholesale suppliers. The MCBA mechanism is designed to recover all incurred purchase water expenses. For 2012, the $18.8 million increase in purchased water is due to wholesaler water rate increases between 3% and 12% and a 6% increase in purchased quantities. On an overall blended basis, wholesale water rates increased 7% on a cost-per-million-gallon basis in 2012. Purchased water expense for 2012 was partially offset by lease water rights credits of $0.9 million.

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

        Purchased power expenses are affected by the quantity of water pumped from wells and moved through the distribution system, rates charged by electric utility companies, and rate structures applied to usage during peak and non-peak times of the day or season. In 2012, 2011, and 2010 purchased power expense increased $1.0 million, or 3%, $0.5 million, or 2%, and $1.3 million, or 5%, respectively, primarily due to power supplier rate increases.

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

        During 2012, administrative and general expenses increased $8.2 million, or 9.5%, as compared to last year. The increase was due primarily to increases in employee payroll costs, health care, pension and other employee benefit costs. These increases were partially offset by a reduction to outside service costs.

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

        During 2012, other operating expenses increased $22.4 million, or 41%, compared to 2011 primarily attributable to $10.5 million of MCBA costs from the recording of the 2011 deferred WRAM revenues and associated costs recorded during 2012, increased labor and benefit costs related to the operating activities and increased conservation program expenses compared to 2011. Conservation program expenses are fully recovered in rates for 2011, 2012, and 2013 and are tracked in a balancing account, such that revenues are recovered on a dollar-for-dollar basis up to the amounts authorized in the 2009 GRC.

        During 2011, excluding the deferral of $10.5 million of operating expenses associated with the deferral of WRAM revenues, other operating expenses increased $8.7 million, or 15.3%, due to increased costs for water treatment, water quality testing, chemicals, labor, and conservation program expenses compared to 2010.

  Maintenance

        Maintenance expenses decreased $1.6 million, or 7.5%, in 2012, compared to 2011 due to decreased costs for repairs of mains, services, meters, hydrants, and other structures. For 2011, maintenance expenses increased $1.0 million, or 5.2%, compared to 2010, due to increased costs for repairs of mains.

  Depreciation and Amortization

        Depreciation and amortization increased $4.3 million in 2012 due to capital additions from the previous year, and increased $7.6 million in 2011 due to capital additions from the previous year and 2009 GRC authorized depreciation rate changes, effective January 1, 2011, and increased $3.1 million in 2010 due to capital additions from the previous year.

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

  Income Taxes

        For 2012, income taxes decreased $1.7 million as compared to 2011. For 2011, income taxes decreased $1.4 million as compared to 2010. The effective tax rate was 31.7% (with the section 481 adjustment, which reduced 2012 state income taxes by $7.0 million), 38.4% (with the section 481 adjustment, which reduced 2011 state income taxes by $1.6 million), and 39.6%, in 2012, 2011, 2010, respectively. The effective tax rate is impacted by the allowable federal income tax benefit from an additional tax deduction for the qualified production activity deduction (QPAD) for income attributed to the production of water. The tax rate is also affected by the flow through method of accounting for income taxes which resulted from differences between tax depreciation and book depreciation on both pre-1982 assets, as well as all California assets. The flow through method of accounting is described in the Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements. We anticipate the reversal of federal tax depreciation on pre-1982 assets to continue in future years; however, its effect on our tax provision is uncertain due to the offsetting flow-through of state tax depreciation, which continues to increase with capital additions and the impact of cost to remove of pre-1982 assets. In September of 2010, the 50% bonus depreciation for federal income tax filings was extended through 2012 which reduced 2011 and 2010 income tax payments $12.6 million and $6.6 million, respectively. On January 2, 2013, U.S. federal legislation was enacted that provides an extension of the 50% bonus depreciation allowance for qualifying capital expenditures incurred in 2013. We expect the 50% bonus depreciation to reduce 2012 income taxes $1.6 million. The 2012 and prior years tax repairs and maintenance deductions and bonus depreciation deductions created a federal NOL which eliminated the Company's QPAD deductions of $0.8 million for tax years 2010 and 2011. The federal NOL was $26 million as of December 31, 2012. The loss of the QPAD deduction will continue until the federal income tax NOL is fully expired in calendar year 2014.

  Property and Other Taxes

        For 2012, property and other tax expenses increased $0.9 million, or 4.9% from 2011. The increase was primary due to increased property taxes for utility plant placed in service during 2011. For 2011, property and other tax expenses increased $1.2 million, or 7.2% from 2010. The increase was primary due to increased property taxes due to utility plant additions during 2010 and an increase in payroll taxes.

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

        Revenues from antenna site leases to telecommunication companies were $2.0 million, $1.9 million, and $2.2 million in 2012, 2011, and 2010, respectively. Revenues from the billing and marketing contract with Home Serve USA were $2.0 million in 2012, 2011, and 2010. Changes to the cash surrender value (CSV) of life insurance contracts associated with our benefit plans have had a significant impact to non-regulated expenses. There was an unrealized gain of $2.5 million in 2012, an unrealized loss of $1.9 million in 2011, and an unrealized gain of $2.6 million in 2010. The CSV is determined in part by the market of certain underlining funds, the value of which reflects the changes in the stock market. For 2012, non-regulated income net of expenses increased $2.9 million, or 1,105%, compared to 2011. The increase was primarily due to an unrealized gain on the life insurance contracts associated with our benefit plans during 2012. See Note 3 of the Notes to Consolidated Financial Statements for additional information.

  Gain on Sale of Non-Utility Property

        For 2012, 2011, and 2010, there were no significant non-utility property sales. Earnings and cash flow from these transactions are sporadic and may or may not continue in future periods, depending upon market conditions. The Company has other non-utility properties that may be marketed in the future based on real estate market conditions.

  Interest Expenses

        In 2012, interest expense decreased $1.6 million compared to 2011. This decrease was attributable to lower financing costs on the Company's short-term lines of credit, the TIRBA balancing account interest charges ending on December 31, 2011, and an increase in capitalized interest charged to construction projects during 2012. In 2011, interest expense increased $3.3 million compared to 2010. This increase was mainly attributable to higher interest expense on the $100 million of first mortgage bonds issued in November 2010 and borrowings on our short-term line of credit which was partially offset by a $1.2 million increase in capitalized interest.

Rates and Regulation

        The following is a summary of 2012 rate filings and the anticipated annual impact on revenues. California decisions and resolutions may be found on the CPUC website at www.cpuc.ca.gov.

Type of Filing	Decision/Resolution	Approval Date	Increase (Decrease) Annual Revenue	CA District/ Subsidiary
GRC, Step Rate and Offset Filings
Step Rate Increase	AL 2053-2054	Jan 2012	$8.5 million	20 districts
Hawaii Ka'anapali GRC		Feb 2012	$1.2 million
2012 Expense Offset	AL 2057-2062	Feb 2012	$5.1 million	6 districts
2012 Expense Offset	AL 2078-2083	Jul 2012	$4.1 million	6 districts
2012 Rate Base Offset	Various(1)	Jul 2012	$1.6 million	8 districts
Surcharges and Surcredits
Cost of Capital	AL 2085	Sep 2012	$(1.2) million	All districts
Other Compliance Filing	AL 2070	May 2012	$0.4 million	6 districts

(1)
Increases result from advice letters 2056, 2063, 2064, 2065, 2068, 2069, 2075, and 2076.

        The estimated impact of current and prior year rate changes on operating revenues compared to prior years is listed in the following table:

	2012	2011	2010
	Dollars in millions
General Rate Case (GRC)(a)	$3.8	$28.1	$0.4
Step rate increases	8.5	1.8	6.3
Offset (purchased water/pump taxes)	17.1	21.4	19.9
Balancing accounts, net	0.2	1.0	0.1
Other rate (decreases) increases	(0.7)	0.9	1.8

Total rate increases	$28.9	$53.2	$28.5

(a)
GRC activity was lower during 2010 because all 24 districts are filed together once every three years. The 2009 GRC was the first filing for all 24 districts with rate increases effective January 1, 2011. The 2010 rate increases were a carry-over from the 2007 GRC rate changes. GRC activity in 2012 includes Hawaii Water.

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

        California's normal weather pattern yields little precipitation between mid-spring and mid-fall. The Washington Water service areas receive precipitation in all seasons, with the heaviest amounts during the winter. New Mexico Water's rainfall is heaviest in the summer monsoon season. Hawaii Water receives precipitation throughout the year, with the largest amounts in the winter months. Water usage in all service areas is highest during the warm and dry summers and declines in the cool winter months. Rain and snow during the winter months replenish underground water aquifers and fill reservoirs, providing the water supply for subsequent delivery to customers. To date, snowpack water content and rainfall accumulation during the 2012-2013 water year is 48% of normal (as of January 1, 2013 per the California Department of Water Resources). Precipitation in latter half of 2011 was below average. Management believes that supply pumped from underground aquifers and purchased from wholesale suppliers will be adequate to meet customer demand during 2013 and beyond. However, water rationing may be required in future periods, if declared by the state or local jurisdictions. Long-term water supply plans are developed for each of our districts to help assure an adequate water supply under various operating and supply conditions. Some districts have unique challenges in meeting water quality standards, but management believes that supplies will meet current standards using current treatment processes.

Liquidity and Capital Resources

  Cash flow from Operations

        During 2012, we generated cash flow from operations of $131.9 million, compared to $111.3 million during 2011, and $75.5 million during 2010. In general, cash flow from operations is primarily generated by net income, non-cash expenses for depreciation and amortization, deferred income taxes, regulatory liabilities, other current liabilities, changes of prepaid income taxes, and the amortization periods allowed by the commission to recover MCBA and other incurred costs. Cash generated by operations varies during the year. The increase during 2012 compared to 2011 was primarily due to higher billing rates due to the 2009 GRC, a reduction of $10.5 million in federal and state income tax payments mostly due to the repairs and maintenance deductions, a $3.5 million reduction of the December 31, 2011 undercollected net WRAM and MCBA receivable balances due to a reduction in the amortization periods and customer usage, the timing of employee pensions and other benefit payments, and the timing of liability payments. The increase during 2011 compared to 2010 was primarily due to higher billing rates due to the 2009 GRC, decreased prepaid income taxes as a result of tax refunds, the timing of employee pension and other benefit payments, the timing of liability payments, an increase in deferred income tax liabilities from additional bonus depreciation which was partially offset by growth in the undercollected net WRAM and MCBA receivable balances.

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

  Investing Activities

        During 2012 and 2011, we used $127.7 million and $118.5 million, respectively, of cash for capital expenditures, both company-funded and developer-funded. The 2013 budget estimated capital expenditures between $120 million and $130 million. Annual expenditures fluctuate each year due to the availability of construction resources and our ability to obtain construction permits in a timely manner.

  Financing Activities

        During 2012 and 2011, there were no significant long-term debt or equity offerings; however, on June 29, 2011, the Company and Cal Water entered into new Syndicated Credit Agreements, which provide for unsecured revolving credit facilities of up to an initial aggregate amount of $400 million. The Syndicated Credit Facilities amend, expand, and replace the Company's and its subsidiaries' existing credit facilities originally entered into on October 27, 2009. The new credit facilities extended the terms until June 29, 2016, increased the Company's and Cal Water's unsecured revolving lines of credit, and lowered interest rates and fees. The Company and subsidiaries which it designates may borrow up to $100 million under the Company's revolving credit facility. Cal Water may borrow up to $300 million under its revolving credit facility; however, all borrowings need to be repaid within twelve months unless otherwise authorized by the CPUC. The proceeds from the revolving credit facilities may be used for working capital purposes, including the short-term financing of capital projects. The base loan rate may vary from LIBOR plus 72.5 basis points to LIBOR plus 95 basis points, depending on the Company's total capitalization ratio. Likewise, the unused commitment fee may vary from 8 basis points to 12.5 basis points based on the same ratio.

        The undercollected net WRAM and MCBA receivable balances were $46.1 million and $49.6 million as of December 31, 2012 and 2011, respectively. On April 19, 2012, the CPUC issued a decision to shorten the amortization periods for Cal Water's undercollected net WRAM and MCBA receivable balances for calendar years 2012, 2011, and 2010. The decrease of $3.5 million to the undercollected net WRAM and MCBA receivable balances during 2012 was due to an increase in collections and customer usage in 2012. The undercollected net WRAM and MCBA receivable balances were primarily financed by Cal Water with short-term and long-term financing arrangements to meet operational cash requirements. Interest on the undercollected net WRAM and MCBA receivable balances, the interest recoverable from ratepayers, is limited to the current 90-day commercial paper rates which is significantly lower than Cal Water's short and long-term financing rates.

        The Company borrowed $94.3 million on our bank lines of credit, repaid $52.0 million of short-term borrowings, and added $7.0 million of advances and contributions in aid of construction, which was reduced by refunds to developers of $7.4 million.

        On October 4, 2011, Cal Water entered into a capital lease arrangement with the City of Hawthorne to operate the City's water system for a 15-year period. The capital lease increased debt $9.2 million during 2011.

        Bond principal and other long-term debt payments were $7.0 million during 2012, compared to $3.0 million during 2011. The increase in 2012 compared to 2011 was the $3.6 million repayment of series GGG and HHH during 2012.

        We raised the dividend rate in January 2012 to a post-split annual rate of $0.630 from the 2011 rate of $0.615. The annual dividend rate has increased from $0.570 per share of common stock in 2005 to $0.630 per share of common stock in 2012.

        During the month of November 2010, Cal Water issued $100 million aggregate principal amount of its 5.50% first mortgage bonds due in 2040, which are fully and unconditionally guaranteed by the Company.

  Short-Term Financing

        Short-term liquidity is provided by the bank lines of credit described above and by internally generated funds. Long-term financing is accomplished through the use of both debt and equity. As of December 31, 2012, there were short-term borrowings of $89.5 million outstanding on our unsecured revolving line of credit, which was amended and replaced on June 29, 2011, compared to $47.1 million outstanding on our original unsecured revolving line of credit as of December 31, 2011. The increase during 2012 was mostly to finance Cal Water, Hawaii Water, and Washington Water capital projects and operating activities during 2012.

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

        Both short-term credit agreements contain affirmative and negative covenants and events of default customary for credit facilities of this type including, among other things, limitations and prohibitions relating to additional indebtedness, liens, mergers, and asset sales. Also, these unsecured credit agreements contain financial covenants governing the Company and its subsidiaries' consolidated total capitalization ratio not to exceed 66.7% and interest coverage ratio of three or more. As of December 31, 2012, the Company's total capitalization ratio was 47.3% (trade payable is included as debt for this calculation) and interest ratio was four and three fourths. In summary, we have met all of the covenant requirements and are eligible to use the full amounts of these credit agreements.

        There was $0.1 million of new debt added to long-term debt during 2012, and we made principal payments on Cal Water's first mortgage bonds and other long-term debt of $7.0 million during 2012.

        Long-term financing, which includes first mortgage bonds, senior notes, other debt securities, and common stock, has typically been used to replace short-term borrowings and fund capital expenditures. Internally generated funds, after making dividend payments, provide positive cash flow, but have not been at a level to meet the needs of our capital expenditure requirements. Management expects this trend to continue given our capital expenditures plan for the next five years. Some capital expenditures are funded by payments received from developers for contributions in aid of construction or advances for construction. Funds received for contributions in aid of construction are non-refundable, whereas funds classified as advances in construction are refundable. Management believes long-term financing is available to meet our cash flow needs through issuances in both debt and equity instruments.

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

        In 2012, we utilized cash generated from operations, borrowings on the lines of credit, and the first mortgage bond offerings. We did not issue any significant common stock in 2012. In future periods, management anticipates funding our capital needs through a relatively balanced approach between long term debt and equity.

        Additional information regarding the bank borrowings and long-term debt is presented in Notes 7 and 8 in the Notes to Consolidated Financial Statements.

  Off-Balance Sheet Transactions

        We do not utilize off-balance-sheet financing or utilize special purpose entity arrangements for financing. We do not have equity ownership through joint ventures or partnership arrangements.

  Contractual Obligations

        The contractual obligations presented in the table below represent our estimates of future payments under fixed contractual obligations and commitments. Changes in our business needs, cancellation provisions and changes in interest rates, as well as action by third parties and other factors, may cause these estimates to change. Therefore, our actual payments in future periods may vary from those presented in the table below. The following table summarizes our contractual obligations as of December 31, 2012.

	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	After 5 Years
	(In thousands)
Long-term debt(*)	$471,382	$46,653	$13,056	$33,022	$378,651
Interest payments	368,503	28,390	51,509	50,151	238,453
Advances for construction	187,584	7,179	14,292	14,180	151,933
Pension and post retirement benefits(**)	246,187	7,587	19,728	25,861	193,011
Capital lease obligations(***)	14,154	1,109	2,218	2,218	8,609
Facility leases	4,404	632	919	359	2,494
System leases	4,718	845	1,690	1,690	493
Water supply contracts	549,494	19,378	38,969	39,256	451,891

TOTAL	$1,846,426	$111,773	$142,381	$166,737	$1,425,535

*
Excludes capital lease obligations as reported below.

**
Pension and post retirement benefits includes $1.3 million of short-term pension obligations.

***
Capital lease obligations represent total cash payments to be made in the future and includes interest expense of $4.3 million.

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

        There are three capital leases, the most significant was the City of Hawthorne water system. In 2011, we entered into a 15-year capital lease agreement to operate the City of Hawthorne water system. The system, which is located near the Hermosa-Redondo district, serves about half of Hawthorne's population. The lease agreement required us to make an up-front $8.1 million lease payment to the city that is being amortized over the lease term. Additionally, annual lease payments of $0.9 million are made to the city and shall be increased or decreased each year on July 1, by the same percentage that the rates charged to customers served by the water system increased or decreased, exclusive of pass-through increases or decreases in the cost of water, power, and city-imposed fees, compared to the rates in effect on July 1 of the prior year, provided, that in no event will the annual lease payment be less than $0.9 million. Under the lease, we are responsible for all aspects of system operation and capital improvements, although title to the system and system improvements reside with the city. In exchange, we receive all revenue from the water system, which was $7.6 million, $7.5 million, and $7.5 million in 2012, 2011, and 2010, respectively. At the end of the lease, the city is required to reimburse us for the unamortized value of capital improvements made during the term of the lease.

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

        We have a contract with the Santa Clara Valley Water District, which contains minimum purchase obligations. The contract payment varies with the volume of water purchased above the minimum purchase levels. Management plans to continue to purchase and use at least the minimum quantity of water that is required to purchase under this contract in the future. Total paid to Santa Clara Valley Water District was $6.2 million in 2012, $5.5 million in 2011, and $5.3 million in 2010.

        The water supply contract with Stockton East Water District (SEWD) expires on April 1, 2035, requires a fixed, annual payment and does not vary during the year with the quantity of water delivered by the district. Due to the fixed price arrangement, we utilize as much water as possible from SEWD in order to minimize the cost of operating Company-owned wells used to supplement SEWD deliveries. The total paid under the contract was $6.6 million in 2012, $6.7 million in 2011, $6.2 million in 2010. Pricing under the contract varies annually. Estimated annual contractual obligations in the above table are based on the same payment level as 2012. Future cost increases by SEWD are expected to be offset by a decline in the allocation of costs to us as more of these costs are expected to be allocated to other SEWD customers due to growth within their service areas.

        On September 21, 2005, we entered into an agreement with Kern County Water Agency (Agency) to obtain treated water for our operations. The term of the agreement is to January 1, 2035, or until the Agency's bonds are repaid. The Agency's bonds are described below. Under the terms of the agreement, we were obligated to purchase approximately 18,000 acre feet of treated water in 2012 and an incrementally higher volume of water for each subsequent year until 2017, when we are obligated to purchase 20,500 acre feet of treated water per year. We are obligated to pay a capital facilities charge and a treated water charge regardless of whether we can use the water in our operation, and we are obligated for these charges even if the Agency cannot produce an adequate amount to supply the 20,500 acre feet in the year. This agreement supersedes a prior agreement with Kern County Water Agency for the supply of 11,500 acre feet of water per year. Total expense, under the prior agreement, was $6.3 million in 2012, $6.1 million in 2011, and $5.5 million in 2010.

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

        Once the project is complete, we are obligated to pay a capital facilities charge and charges related to treated water that together total $7.2 million annually, which equates to $349 dollars per acre foot. Annual payments of $3.6 million for the capital facilities charge began when the Agency issued bonds to fund the project. Total treated water charge for 2012 was $2.6 million. Once the entire expansion project is completed, the full annual payments will be $7.2 million which will continue through the term of the agreement. As treated water is being delivered, we will also be obligated for our portion of the operating costs; that portion is currently estimated to be $7 dollars per acre foot. The actual amount will vary due to variations from estimates, inflation, and other changes in the cost structure. Our overall estimated cost of $349 dollars per acre foot is less than the estimated cost of procuring untreated water (assuming water rights could be obtained) and then providing treatment.

  Capital Requirements

        Capital requirements consist primarily of new construction expenditures for expanding and replacing utility plant facilities and the acquisition of water systems. They also include refunds of advances for construction.

        Company-funded and developer-funded utility plant expenditures were $127.7 million, $118.5 million, and $123.9 million in 2012, 2011, and 2010, respectively. A majority of capital expenditures was associated with mains and water treatment equipment.

        For 2013, the Company is estimating its capital expenditures to be between $120 and $130 million. We do not expect significant increases or declines in annual capital expenditure for the next five years.

        Management expects developer-funded expenditures in 2013. These expenditures will be financed by developers through refundable advances for construction and non-refundable contributions in aid of construction. Developers are required to deposit the cost of a water construction project with us prior to our commencing construction work, or the developers may construct the facilities themselves and deed the completed facilities to us. Funds are generally received in advance of incurring costs for these projects. Advances are normally refunded over a 40-year period without interest. Future payments for advances received are listed under contractual obligations above. Because non-company-funded construction activity is solely at the discretion of developers, we cannot predict the level of future activity. The cash flow impact is expected to be minor due to the structure of the arrangements.

  Capital Structure

        Common stockholders' equity was $473.7 million at December 31, 2012 compared to $449.8 million at December 31, 2011. As noted above, the Company incurred additional long-term debt in 2012 and 2011.

        Total capitalization, including the current portion of long-term debt, at December 31, 2012, was $955.0 million and $938.0 million at December 31, 2011. In future periods, the Company intends to issue common stock and long-term debt to finance our operations. The capitalization ratios will vary depending upon the method we choose to finance our operations.

        At December 31, capitalization ratios were:

	2012	2011
Common equity	49.6%	48.0%
Long-term debt	50.4%	52.0%

        The return (from both regulated and non-regulated operations) on average common equity was 10.6% in 2012 compared to 8.5% in 2011.

  Acquisitions

        In 2012, 2011, and 2010 there were no significant acquisitions.

  Real Estate Program

        We own real estate. From time to time, certain parcels are deemed no longer used or useful for water utility operations. Most surplus properties have a low cost basis. We developed a program to realize the value of certain surplus properties through sale or lease of those properties. The program will be ongoing for a period of several years. Property sales produced pretax gains of less than $0.1 million in 2012, 2011 and 2010. As sales are dependent on real estate market conditions, future sales, if any, may or may not be at prior year levels.

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

        Over the next 12 months, approximately $46.8 million of the $481.3 million of existing long-term debt instruments will mature or require sinking fund payments. Applying a hypothetical 10 percent increase in the rate of interest charged on those borrowings would not have a material effect on our earnings.

Item 8.    Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
California Water Service Group
San Jose, California

        We have audited the accompanying consolidated balance sheets of California Water Service Group and subsidiaries (the "Company") as of December 31, 2012 and 2011, and the related consolidated statements of income, common stockholders' equity and cash flows for each of the three years in the period ended December 31, 2012. We have also audited the Company's internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of California Water Service Group and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

San Francisco, California
February 28, 2013

CALIFORNIA WATER SERVICE GROUP

Consolidated Balance Sheets

	December 31,
	2012	2011
	In thousands, except per share data
ASSETS
Utility plant:
Land	$42,023	$37,703
Depreciable plant and equipment	1,903,365	1,807,569
Construction work in progress	132,362	98,623
Intangible assets	18,613	16,486

Total utility plant	2,096,363	1,960,381
Less accumulated depreciation and amortization	(639,307)	(579,262)

Net utility plant	1,457,056	1,381,119

Current assets:
Cash and cash equivalents	38,790	27,203
Receivables: net of allowance for doubtful accounts of $714 and $669, respectively
Customers	29,958	28,418
Regulatory balancing accounts	34,020	21,680
Other	11,943	6,422
Unbilled revenue	15,394	15,068
Materials and supplies at weighted average cost	5,874	5,913
Taxes, prepaid expenses, and other assets	10,585	9,184

Total current assets	146,564	113,888

Other assets:
Regulatory assets	344,419	319,898
Unamortized debt premium and expense	5,591	6,071
Goodwill	2,615	2,615
Other	39,679	30,996

Total other assets	392,304	359,580

	$1,995,924	$1,854,587

CAPITALIZATION AND LIABILITIES
Capitalization:
Common stock, $0.01 par value; 68,000 shares authorized, 41,908 and 41,817, outstanding in 2012 and 2011, respectively	419	418
Additional paid-in capital	221,013	219,572
Retained earnings	252,280	229,839

Total common stockholders' equity	473,712	449,829
Long-term debt, less current maturities	434,467	481,632

Total capitalization	908,179	931,461

Current liabilities:
Current maturities of long-term debt	46,783	6,533
Short-term borrowings	89,475	47,140
Accounts payable	47,199	48,923
Regulatory balancing accounts	5,018	2,655
Accrued other taxes	3,379	3,942
Accrued interest	4,705	4,756
Other accrued liabilities	46,508	37,926

Total current liabilities	243,067	151,875

Unamortized investment tax credits	2,180	2,254
Deferred income taxes	158,846	116,368
Regulatory liabilities	35,720	28,037
Pension and postretirement benefits other than pension	244,901	232,110
Advances for construction	187,584	187,278
Contributions in aid of construction	158,574	154,191
Other long-term liabilities	56,873	51,013
Commitments and contingencies	—	—

	$1,995,924	$1,854,587

See accompanying Notes to Consolidated Financial Statements.

CALIFORNIA WATER SERVICE GROUP

Consolidated Statements of Income

	For the Years Ended December 31,
	2012	2011	2010
	In thousands, except per share data
Operating revenue	$559,966	$501,814	$460,399

Operating expenses:
Operations:
Purchased water	161,336	142,570	125,930
Purchased power	31,027	30,053	29,577
Pump taxes	10,336	9,130	8,600
Administrative and general	93,927	85,758	75,276
Other	77,104	54,696	56,518
Maintenance	19,142	20,698	19,685
Depreciation and amortization	54,668	50,385	42,828
Income taxes	19,356	23,025	23,069
Property and other taxes	19,227	18,332	17,103

Total operating expenses	486,123	434,647	398,586

Net operating income	73,843	67,167	61,813

Other income and expenses:
Non-regulated revenue	16,686	16,160	15,993
Non-regulated expense	(11,553)	(15,822)	(12,312)
Gain on sale of non-utility property	84	62	22
Income tax (expense) on other income and expenses	(2,096)	(141)	(1,487)

Net other income	3,121	259	2,216

Interest expense:
Interest expense	31,537	32,455	27,936
Less: capitalized interest	(3,401)	(2,741)	(1,563)

Net interest expense	28,136	29,714	26,373

Net income	$48,828	$37,712	$37,656

Earnings per share:
Basic	$1.17	$0.90	$0.90
Diluted	$1.17	$0.90	$0.90
Weighted average number of common shares outstanding:
Basic	41,892	41,762	41,612
Diluted	41,892	41,772	41,638

See accompanying Notes to Consolidated Financial Statements.

CALIFORNIA WATER SERVICE GROUP

Consolidated Statements of Common Stockholders' Equity

For the Years Ended December 31, 2012, 2011 and 2010

	Common Stock
			Additional Paid-in Capital	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
			In thousands
Balance at December 31, 2009	41,531	$416	$215,320	$204,898	$420,634
Net income	—	—	—	37,656	37,656
Issuance of common stock	136	—	1,989	—	1,989
Dividends paid on common stock ($0.595 per share)	—	—	—	(24,753)	(24,753)

Balance at December 31, 2010	41,667	416	217,309	217,801	435,526
Net income	—	—	—	37,712	37,712
Issuance of common stock	150	2	2,263	—	2,265
Dividends paid on common stock ($0.615 per share)	—	—	—	(25,674)	(25,674)

Balance at December 31, 2011	41,817	418	219,572	229,839	449,829
Net income	—	—	—	48,828	48,828
Issuance of common stock	91	1	1,441	—	1,442
Dividends paid on common stock ($0.630 per share)	—	—	—	(26,387)	(26,387)

Balance at December 31, 2012	41,908	$419	$221,013	$252,280	$473,712

See accompanying Notes to Consolidated Financial Statements.

CALIFORNIA WATER SERVICE GROUP

Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2012	2011	2010
	In thousands
Operating activities:
Net income	$48,828	$37,712	$37,656

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	56,866	51,981	45,265
Amortization of debt premium and expenses	1,107	1,082	979
Changes in deferred income taxes	34,133	2,723	—
Other changes in noncurrent assets and liabilities	(8,490)	611	(1,139)
Change in value of life insurance contracts	(2,504)	1,876	(2,641)
Gain on sale of non-utility property	(84)	(62)	(22)
Changes in operating assets and liabilities:
Receivables	(1,392)	(8,213)	(860)
Unbilled revenue	(326)	(1,143)	(508)
Taxes, prepaid expenses, and other assets	(3,322)	11,823	(2,842)
Accounts payable	879	4,612	220
Other current liabilities	6,219	8,270	(598)

Net adjustments	83,086	73,560	37,854

Net cash provided by operating activities	131,914	111,272	75,510

Investing activities:
Utility plant expenditures	(127,681)	(118,546)	(123,926)
Proceeds from sale of non-utility assets	85	64	34
Purchase of life insurance	(3,294)	(1,744)	(1,891)
Change in restricted cash	1,959	(3,042)	3,169

Net cash used in investing activities	(128,931)	(123,268)	(122,614)

Financing activities:
Short-term borrowings	94,335	23,390	85,750
Repayment of short-term borrowings	(52,000)	—	(74,000)
Issuance of common stock, net of expenses	—	965	912
Issuance of long-term debt, net of expenses	124	178	106,173
Advances and contributions in aid of construction	6,966	7,231	5,313
Refunds of advances for construction	(7,397)	(6,205)	(6,188)
Retirement of long-term debt	(7,037)	(2,963)	(13,692)
Dividends paid	(26,387)	(25,674)	(24,753)

Net cash provided by (used in) financing activities	8,604	(3,078)	79,515

Change in cash and cash equivalents	11,587	(15,074)	32,411
Cash and cash equivalents at beginning of year	27,203	42,277	9,866

Cash and cash equivalents at end of year	$38,790	$27,203	$42,277

Supplemental disclosures of cash flow information:
Cash paid (received) during the year for:
Interest (net of amounts capitalized)	$27,120	$26,998	$24,425
Income taxes	—	10,535	9,815
Income tax refunds	(5,349)	(11,028)	—
Supplemental disclosure of non-cash activities:
Accrued payables for investments in utility plant	11,048	9,008	6,565
Utility plant contributed by developers	13,630	14,991	31,422
MTBE reclassification from other long-term liabilities to CIAC	4,462	16,735	—
Capital leases	—	9,388	—

See accompanying Notes to Consolidated Financial Statements.

CALIFORNIA WATER SERVICE GROUP

Notes to Consolidated Financial Statements

December 31, 2012, 2011, and 2010

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

  Basis of Presentation

        The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) and include the Company's accounts and those of its wholly owned subsidiaries. All intercompany transactions have been eliminated from the consolidated financial statements. In the opinion of management, the consolidated financial statements reflect all adjustments that are necessary to provide a fair presentation of the results for the periods covered.

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

CALIFORNIA WATER SERVICE GROUP

Notes to Consolidated Financial Statements (Continued)

December 31, 2012, 2011, and 2010

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

        Cost-recovery rates are designed to permit full recovery of certain costs allowed to be recovered by the Commissions. Cost-recovery rates such as the Modified Cost Balancing Account (MCBA) provides for recovery of adopted expense levels for purchased water, purchased power and pump taxes, as established by the CPUC. In addition, cost-recovery rates include recovery of cost related to water conservation programs and certain other operating expenses adopted by the CPUC. Variances (which include the effects of changes in both rate and volume for the MCBA) between adopted and actual costs are recorded as a component of revenue, as the amount of such variances will be recovered from or refunded to our customers at a later date. There is no markup for return or profit for cost-recovery expenses and they are generally recognized when expenses are incurred.

        The balances in the WRAM and MCBA assets and liabilities accounts will fluctuate on a monthly basis depending upon the variance between adopted and actual results. The recovery or refund of the WRAM is netted against the MCBA over- or under-recovery for the corresponding district and is interest bearing at the current 90 day commercial paper rate. At the end of any calendar year, Cal Water files with the CPUC to refund or collect the balance in the accounts. Most undercollected net WRAM and MCBA receivable balances are collected over 12 and 18 months. Cal Water defers net WRAM and MCBA operating revenues and associated costs whenever the net receivable balances are estimated to be collected more than 24 months after the respective reporting periods in which it was recognized. The deferred net WRAM and MCBA revenues and associated costs were determined using forecasts of rate payer consumption trends in future reporting periods and the timing of when the CPUC will authorize Cal Water's filings to recover the undercollected balances. Deferred net WRAM and MCBA revenues and associated costs will be recognized as revenues and costs in future periods when collection is within twenty-four months of the respective reporting period.

        The change to net WRAM and MCBA deferred balances:

	Operating Revenues	Operating Costs	Income Before Income Taxes
Net WRAM and MCBA deferred balances as of December 31, 2011	$12,864	$10,492	$2,372
Reversal of deferred amounts during 2012	(12,864)	(10,492)	(2,372)
Deferred amounts added during 2012	882	719	163

Net WRAM and MCBA deferred balances as of December 31, 2012	$882	$719	$163

CALIFORNIA WATER SERVICE GROUP

Notes to Consolidated Financial Statements (Continued)

December 31, 2012, 2011, and 2010

Amounts in thousands, except share data

2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        The net undercollected WRAM and MCBA receivable balances as of December 31, 2012 and 2011 were:

	2012	2011
Net short-term receivable	$34,020	$19,357
Net long-term receivable	12,051	30,268

Total receivable	$46,071	$49,625

Net short-term payable	$371	$543
Net long-term payable	119	145

Total payable	$490	$688

        Flat rate customers are billed in advance at the beginning of the service period. The revenue is prorated so that the portion of revenue applicable to the current period is included in that period's revenue, with the balance recorded as unearned revenue on the balance sheet and recognized as revenue when earned in the subsequent accounting period. Our unearned revenue liability was $1,708 and $1,871 as of December 31, 2012 and 2011, respectively. This liability is included in "other accrued liabilities" on our consolidated balance sheets.

  Allowance for Doubtful Accounts

        The Company provides an allowance for doubtful accounts receivable. The allowance is based upon specific identified accounts plus an estimate of uncollectible accounts based upon historical percentages. The balance of customer receivables is net of the allowance for doubtful accounts at December 31, 2012 and 2011 of $714 and $669, respectively.

        The activities in the allowance for doubtful accounts are as follows:

	2012	2011	2010
Beginning Balance	$669	$804	$847
Provision for uncollectible accounts	1,548	1,250	1,500
Net write off of uncollectible accounts	(1,503)	(1,385)	(1,543)

Ending Balance	$714	$669	$804

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

December 31, 2012, 2011, and 2010

Amounts in thousands, except share data

2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

  Utility Plant

        Utility plant is carried at original cost when first constructed or purchased, or at fair value when acquired through acquisition. When depreciable plant is retired, the cost is eliminated from utility plant accounts and such costs are charged against accumulated depreciation. Maintenance of utility plant is charged to operating expenses as incurred. Maintenance projects are not accrued for in advance. Interest is capitalized on plant expenditures during the construction period and amounted to $3,401 in 2012, $2,741 in 2011, and $1,563 in 2010.

        Intangible assets acquired as part of water systems purchased are recorded at fair value. All other intangibles have been recorded at cost and are amortized over their useful life.

        The following table represents depreciable plant and equipment as of December 31:

	2012	2011
Equipment	$400,610	$382,195
Transmission and distribution plant	1,351,158	1,287,010
Office buildings and other structures	151,597	138,364

Total	$1,903,365	$1,807,569

        Depreciation of utility plant for financial statement purposes is computed on a straight-line basis over the assets' estimated useful lives including cost of removal of certain assets as follows:

Useful Lives
Equipment	5 to 50 years
Transmission and distribution plant	40 to 65 years
Office Buildings and other structures	50 years

        The provision for depreciation expressed as a percentage of the aggregate depreciable asset balances was 3.1% in 2012, 3.0% in 2011, and 2.8% 2010. For income tax purposes, as applicable, the Company computes depreciation using the accelerated methods allowed by the respective taxing authorities.

  Asset Retirement Obligation

        The Company has a legal obligation to retire wells in accordance with Department of Public Health regulations. In addition, upon decommission of a wastewater plant or lift station certain wastewater infrastructure would need to be retired in accordance with Department of Public Health regulations. The Company has collected retirement obligation costs from ratepayers through depreciation expense. As of December 31, 2012 and 2011 the retirement obligation is estimated to be $16,105 and $14,049, respectively. The change only impacted the consolidated balance sheet.

  Cash Equivalents

        Cash equivalents include highly liquid investments with remaining maturities of three months or less at the time of acquisition.

CALIFORNIA WATER SERVICE GROUP

Notes to Consolidated Financial Statements (Continued)

December 31, 2012, 2011, and 2010

Amounts in thousands, except share data

2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

  Restricted Cash

        In 2012 restricted cash includes $1.0 million of Cal Water and a third party cash deposits for a capital project. It also includes $1.1 million of proceeds collected through a surcharge on certain customers' bills plus interest earned on the proceeds and is used to service California Safe Drinking Water Bond obligations. All restricted cash is included in prepaid expenses. At December 31, 2012 and 2011, restricted cash was $2,266 and $4,225, respectively.

  Regulatory Assets and Liabilities

        Regulatory assets and liabilities were comprised of the following as of December 31:

	2012	2011
Regulatory Assets
Pension and retiree group health	$223,153	$213,819
Income tax temporary differences	56,991	34,664
Other accrued benefits	40,362	31,453
Net WRAM and MCBA long-term accounts receivable	12,051	30,268
Asset retirement obligations, net	11,862	9,694

Total Regulatory Assets	$344,419	$319,898

Regulatory Liabilities
Future tax benefits due ratepayers	$24,932	$16,978
Conservation program	6,538	4,328
Pension balancing account	—	1,936
Other liabilities	4,250	4,795

Total Regulatory Liabilities	$35,720	$28,037

        Short-term regulatory assets and liabilities are excluded from the above table. The short-term regulatory assets for 2012 and 2011 were $34,020 and $21,680, respectively. The short-term regulatory assets were primarily net WRAM/MCBA receivable balances. The short-term portion of regulatory liabilities for 2012 and 2011 were $5,018 and $2,655, respectively.

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

CALIFORNIA WATER SERVICE GROUP

Notes to Consolidated Financial Statements (Continued)

December 31, 2012, 2011, and 2010

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

        Other accrued benefits are accrued benefits for vacation, self-insured workers' compensation, and directors' retirement benefits. The net WRAM and MCBA long-term accounts receivable is the undercollected portion of recorded revenues that are not expected to be collected from ratepayers within 12 months. The asset retirement obligations is recorded net of depreciation which has been recorded and recognized through the regulatory process over the remaining useful life of the related asset.

        The future tax benefits regulatory liability are future benefits to ratepayers for tax deductions that will be allowed in the future. Regulatory liabilities also reflect timing differences provided at higher than the current tax rate, which will flow-through to future ratepayers. The conservation program regulatory liability is for cost recovery in rates that exceeded incurred costs and is refundable to ratepayers as of December 31, 2012.

  Impairment of Long-Lived Assets, Intangibles and Goodwill

        The Company regularly reviews its long-lived assets, intangible assets and goodwill for impairment annually or when events or changes in business circumstances have occurred that indicate the carrying amount of such assets may not be fully realizable. Potential impairment of assets held for use is determined by comparing the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the asset. If assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying value of the asset exceeds its fair value. In the 2010 Hawaii Water GRC for the Ka'anapali Water District, construction costs of $320 were removed from rate base and expensed as a non-regulated expense during 2011 and in the Cal Water 2009 GRC settlement, construction costs of $634 were removed from rate base and expensed to non-regulated expense during 2010.

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

CALIFORNIA WATER SERVICE GROUP

Notes to Consolidated Financial Statements (Continued)

December 31, 2012, 2011, and 2010

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

        The recorded goodwill balance as of December 31, 2012 and 2011, relate to the Hawaii Water Service Company reporting unit. Based on our annual goodwill impairment test, no impairment was recorded in 2012 or 2011.

  Long-Term Debt Premium, Discount and Expense

        The discount and issuance expense on long-term debt is amortized over the original lives of the related debt on a straight-line basis which approximates the effective interest method. Premiums paid on the early redemption of certain debt and the unamortized original issuance discount and expense are amortized over the life of new debt issued in conjunction with the early redemption. Amortization expense included in interest expense was $1,107, $1,082, and $979 for 2012, 2011, and 2010, respectively.

  Advances for Construction

        Advances for Construction consist of payments received from developers for installation of water production and distribution facilities to serve new developments. Advances are excluded from rate base for rate setting purposes. Annual refunds are made to developers without interest. Advances of $186,753, and $185,902 at December 31, 2012 and 2011, respectively, will be refunded primarily over a 40-year period in equal annual amounts. In addition, other Advances for Construction totaling $831 and $1,376 at December 31, 2012, and 2011, respectively, are refundable based upon customer connections. Estimated refunds of advances for each succeeding year (2013 through 2017) are approximately $7,179, $7,178, $7,115, $7,098, $7,081 and $151,102 thereafter.

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

CALIFORNIA WATER SERVICE GROUP

Notes to Consolidated Financial Statements (Continued)

December 31, 2012, 2011, and 2010

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

  Collective Bargaining Agreements

        As of December 31, 2012, the Company had 1,131 employees, including 734 non-supervisory employees who are represented by the Utility Workers Union of America, AFL-CIO, except certain engineering and laboratory employees who are represented by the International Federation of Professional and Technical Engineers, AFL-CIO. The union agreements expire at the end of 2014.

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

        At December 31, 2012, there were no common stock options outstanding. The Company did not grant any Stock Appreciation Rights (SAR) in 2012, 2011, and 2010. SARs outstanding were 333,856 shares as of December 31, 2012 and 361,356 shares as of December 31, 2011 and 2010.

CALIFORNIA WATER SERVICE GROUP

Notes to Consolidated Financial Statements (Continued)

December 31, 2012, 2011, and 2010

Amounts in thousands, except share data

2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        All options are dilutive and the SARs are antidilutive. The dilutive effect is shown in the table below.

	2012	2011	2010
	(In thousands, except per share data)
Net income as reported and available to common stockholders	$48,828	$37,712	$37,656

Weighted average common shares, basic	41,892	41,762	41,612
Dilutive common stock equivalents (treasury method)	—	10	26

Shares used for dilutive calculation	41,892	41,772	41,638

Earnings per share—basic	$1.17	$0.90	$0.90
Earnings per share—diluted	$1.17	$0.90	$0.90

  Stock-based Compensation

        The Company follows accounting standards for stock-based compensation. Compensation cost is measured at the grant date based on the fair value of the award. The Company recognizes compensation as expense on a straight-line basis over the requisite service period, which is the vesting period.

  Comprehensive Income or Loss

        Comprehensive income for all periods presented was the same as net income.

  Accumulated Other Comprehensive Income or Loss

        The Company did not have any accumulated other comprehensive income or loss transactions for 2012, 2011, and 2010.

3 OTHER INCOME AND EXPENSES

        The Company conducts various non-regulated activities as reflected in the table below.

	2012		2011		2010
	Revenue	Expense	Revenue	Expense	Revenue	Expense
Operating and maintenance	$9,938	$10,976	$9,176	$9,689	$9,237	$9,713
Meter reading and billing	1,255	882	1,212	944	1,207	990
Leases	1,956	153	1,892	330	2,162	877
Design and construction	1,407	1,135	1,689	1,420	1,306	1,041
Interest income	41	—	75	—	28	—
Change in value of life insurance contracts (gain) loss	—	(2,504)	—	1,876	—	(2,641)
Other non-regulated income and expenses	2,089	911	2,116	1,563	2,053	2,332

Total	$16,686	$11,553	$16,160	$15,822	$15,993	$12,312

CALIFORNIA WATER SERVICE GROUP

Notes to Consolidated Financial Statements (Continued)

December 31, 2012, 2011, and 2010

Amounts in thousands, except share data

3 OTHER INCOME AND EXPENSES (Continued)

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

4 INTANGIBLE ASSETS

        As of December 31, 2012 and 2011, intangible assets that will continue to be amortized and those not amortized were:

	Weighted Average Amortization Period (years)	2012			2011
		Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Amortized intangible assets:
Water pumping rights	usage	$1,084	$79	$1,005	$1,084	$14	$1,070
Water planning studies	12	11,894	4,322	7,572	11,087	3,413	7,674
Leasehold improvements and other	21	1,140	249	891	1,086	345	741

Total	13	$14,118	$4,650	$9,468	$13,257	$3,772	$9,485

Unamortized intangible assets:
Perpetual water rights and other		$4,495	$—	$4,495	$3,229	$—	$3,229

        For the years ended December 31, 2012, 2011, and 2010, amortization of intangible assets was $1,298, $1,421, and $1,894, respectively. Estimated future amortization expense related to intangible assets for the succeeding five years is approximately $1,319, $1,296, $1,237, $1,192, and $4,638 thereafter.

5 PREFERRED STOCK

        The Company is authorized to issue 241,000 shares of Preferred Stock as of December 31, 2012. No shares of Preferred Stock were issued and outstanding at December 31, 2012 or 2011.

6 COMMON STOCKHOLDERS' EQUITY

        As of December 31, 2012 and 2011, 41,908,218 shares and 41,817,218 shares, respectively, of common stock were issued and outstanding.

  Dividend Reinvestment and Stock Repurchase Plan

        The Company has a Dividend Reinvestment and Stock Purchase Plan (DRIP Plan). Under the DRIP Plan, stockholders may reinvest dividends to purchase additional Company common stock without

CALIFORNIA WATER SERVICE GROUP

Notes to Consolidated Financial Statements (Continued)

December 31, 2012, 2011, and 2010

Amounts in thousands, except share data

6 COMMON STOCKHOLDERS' EQUITY (Continued)

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

        Both short-term unsecured credit agreements contain affirmative and negative covenants and events of default customary for credit facilities of this type including, among other things, limitations and prohibitions relating to additional indebtedness, liens, mergers, and asset sales. Also, these unsecured credit agreements contain financial covenants governing the Company and its subsidiaries' consolidated total capitalization ratio and interest coverage ratio. As of December 31, 2012, the Company and Cal Water have met all borrowing covenants for both credit agreements.

        As of December 31, 2012 and December 31, 2011, the outstanding borrowings on the Company lines of credit were $64.5 million and $47.1 million, respectively. The borrowings on the Cal Water lines of credit were $25.0 million as of December 31, 2012, and there were no borrowings as of December 31, 2011.

        The following table represents borrowings under the bank lines of credit:

	2012	2011
Maximum short-term borrowings	$89,475	$47,140
Average amount outstanding	$71,715	$32,324
Weighted average interest rate	1.74%	2.41%
Interest rate at December 31	2.14%	2.10%

CALIFORNIA WATER SERVICE GROUP

Notes to Consolidated Financial Statements (Continued)

December 31, 2012, 2011, and 2010

Amounts in thousands, except share data

8 LONG-TERM DEBT

        As of December 31, 2012 and 2011, long-term debt outstanding was:

	Series	Interest Rate	Maturity Date	2012	2011
First Mortgage Bonds	PPP	5.500%	2040	$100,000	$100,000
	LL	5.875%	2019	100,000	100,000
	AAA	7.280%	2025	20,000	20,000
	BBB	6.770%	2028	20,000	20,000
	CCC	8.150%	2030	20,000	20,000
	DDD	7.130%	2031	20,000	20,000
	EEE	7.110%	2032	20,000	20,000
	FFF	5.900%	2017	20,000	20,000
	GGG	5.290%	2022	18,182	20,000
	HHH	5.290%	2022	18,182	20,000
	III	5.540%	2023	10,000	10,000
	JJJ	5.440%	2018	5,455	6,364
	LLL	5.480%	2018	10,000	10,000
	MMM	5.520%	2013	20,000	20,000
	NNN	5.550%	2013	20,000	20,000
	OOO	6.020%	2031	20,000	20,000
	CC	9.860%	2020	17,400	17,500
	K	6.940%	2012	—	800

Total First Mortgage Bonds				459,219	464,664
California Department of Water Resources Loans		2.6% to 8%	2012 - 32	8,451	8,780
Other Long-term debt				13,580	14,721

Total long-term debt				481,250	488,165
Less current maturities				46,783	6,533

Long-term debt excluding current maturities				$434,467	$481,632

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

CALIFORNIA WATER SERVICE GROUP

Notes to Consolidated Financial Statements (Continued)

December 31, 2012, 2011, and 2010

Amounts in thousands, except share data

9 OTHER ACCRUED LIABILITIES

        As of December 31, 2012 and 2011, other accrued liabilities were:

	2012	2011
Accrued and deferred compensation	$16,320	$14,143
Deferred tax liability	15,000	10,535
Accrued benefit and workers' compensation claims	6,906	5,222
Other	8,282	8,026

	$46,508	$37,926

10 INCOME TAXES

        Income tax expense consisted of the following:

	Federal	State	Total
2012
Current	$(9,018)	$(5,246)	$(14,264)
Deferred	37,196	(1,480)	35,716

Total	$28,178	$(6,726)	$21,452

2011
Current	$7,413	$2,629	$10,042
Deferred	12,982	142	13,124

Total	$20,395	$2,771	$23,166

2010
Current	$4,027	$3,020	$7,047
Deferred	15,730	1,779	17,509

Total	$19,757	$4,799	$24,556

        The Company filed an application for a change in accounting method (section 481 adjustment) with the Internal Revenue Service (IRS) in 2012 to implement the new repairs and maintenance deduction. The new deduction is for qualified tangible property placed into service during 2012 and prior years. The new tax regulations allow the Company to deduct a significant amount of costs previously capitalized for book and tax purposes. During 2012, the Company completed its analysis of the federal repairs maintenance deduction related to 2012 and prior years. The Company's federal repairs and maintenance deductions for qualified tangible property placed into service during 2012 and prior years was $100.7 million and created a $35.3 million deferred tax liability for the temporary timing difference between book and tax treatments in 2012. The 2012 and prior years federal repairs and maintenance deduction eliminated the Company's 2010 and 2011 previously filed federal qualified U.S. production activities deductions (QPAD) and was recorded as a $0.8 million federal income tax expense in 2012. The Company's state repairs deduction for qualified tangible property deductions placed into service during 2012 and prior years was $136.2 million and was recorded as a $7.8 million reduction to state income tax expense in 2012.

CALIFORNIA WATER SERVICE GROUP

Notes to Consolidated Financial Statements (Continued)

December 31, 2012, 2011, and 2010

Amounts in thousands, except share data

10 INCOME TAXES (Continued)

        The Company filed an application for a change in accounting method (Section 481 adjustment) with the State of California to change its plant-in-service state tax depreciation method from the double- declining method to the straight line method at the respective assets mid-life. The Company's application was approved by the State of California during the first quarter of 2011. California uses the flow-through method of accounting for income tax depreciation. As a result, the Company reduced its income tax obligation $1.6 million, net of federal income taxes in 2011. Income tax expense was computed by applying the current federal 35% tax rate to pretax book income differs from the amount shown in the Consolidated Statements of Income. The difference is reconciled in the table below:

	2012	2011	2010
Computed "expected" tax expense	$24,600	$21,308	$21,774
Increase (reduction) in taxes due to:
State income taxes net of federal tax benefit	4,041	3,500	3,577
Effect of regulatory treatment of fixed asset differences	(7,030)	(1,614)	—
Investment tax credits	(74)	(74)	(74)
Other	(85)	46	(721)

Total income tax	$21,452	$23,166	$24,556

        The 2012 section 481 adjustment was a benefit of ($7,030) due to the tax repairs and maintenance deductions for 2011 and prior years. The 2011 section 481 adjustment was a benefit of ($1,614) due to an accounting method change with the State of California to change its plant-in-service state tax depreciation method from the double- declining method to the straight line method at the respective assets mid-life.

        Included in "Other" in the above table is the recognition of the flow-through accounting for federal depreciation expense on assets acquired prior to 1982 and retirement costs of such assets. For assets acquired prior to 1982, the benefit of excess tax depreciation was previously passed through to the ratepayers. The tax benefit is now reversing and a higher tax expense is being recognized and is included in customer rates. Offsetting the flow-through depreciation in 2012, 2011, and 2010 was the impact of cost to remove pre-1982 assets. Also included in "Other" in the above table, were 2012, 2011 and 2010 QPAD deductions. QPAD activities include production of potable water, but exclude the transmission and distribution of the potable water. The impact of the deduction is being reported in the year in which the deduction is claimed on the Company's tax return. The QPAD is limited to the lesser of 9% of taxable income or 50% of taxable gross wages in 2012. The 2012 section 481adjustment eliminated the QPAD deduction for 2012 and eliminated the 2011 and 2010 QPAD deductions which were recognized as an $831 increase to the income tax provision in 2012. The QPAD lowered the income tax provision by $397 and $433 in 2011 and 2010, respectively.

        The Tax Relief, Unemployment Insurance Reauthorization and Job Creation Act of 2010 will provide the Company with additional federal income tax deductions for assets placed in service after September 8, 2010 and before December 31, 2012. As of December 31, 2012 and 2011 the deferred income tax liability for bonus depreciation was $1,610 and $12,600, respectively.

CALIFORNIA WATER SERVICE GROUP

Notes to Consolidated Financial Statements (Continued)

December 31, 2012, 2011, and 2010

Amounts in thousands, except share data

10 INCOME TAXES (Continued)

        The tax effects of differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2012 and 2011 are presented in the following table:

	2012	2011
Deferred tax assets:
Developer deposits for extension agreements and contributions in aid of construction	$44,530	$45,587
Net operating loss	8,437	1,015
Other	3,607	3,449

Total deferred tax assets	56,574	50,051

Deferred tax liabilities:
Utility plant, principally due to depreciation differences	207,642	155,916
WRAM/MCBA balancing accounts	19,533	17,393
Other	3,245	3,645

Total deferred tax liabilities	230,420	176,954

Net deferred tax liabilities	$173,846	$126,903

        The current portion of our deferred income tax liability is $15,000 and $10,535 as of December 31, 2012 and 2011, respectively, which includes prepaid expenses and billed WRAM/MCBA surcharge, expected to reverse in the following 12 months.

        A valuation allowance was not required at December 31, 2012 and 2011. Based on historical taxable income and future taxable income projections over the period in which the deferred assets are deductible, management believes it is more likely than not that the Company will realize the benefits of the deductible differences.

        The following table reconciles the changes in unrecognized tax benefits:

	December 31, 2012	December 31, 2011
Balance at beginning of year	$831	$831
Additions for tax positions taken during prior year	—	—
Additions for tax positions taken during current year	—	—
Reductions for tax positions taken during a prior year	—	—
Lapse of statute of limitations	(831)	—

Balance at end of year	$—	$831

        As of December 31, 2012 and 2011, the total amount of net unrecognized tax benefits was none and $831, respectively. The Company accrues interest and penalties related to unrecognized tax benefits in its provision for income taxes. The total amount of penalties and interest was $114 as of December 31, 2011 and 2010. The total accrued penalties and interest of $114 was reversed as of December 31, 2012.

CALIFORNIA WATER SERVICE GROUP

Notes to Consolidated Financial Statements (Continued)

December 31, 2012, 2011, and 2010

Amounts in thousands, except share data

10 INCOME TAXES (Continued)

Additionally, the Company does not expect a material change in its unrecognized tax benefits within the next 12 months.

        Tax years of 2010 and 2011 are subject to examination by the federal and state taxing authorities, respectively. The IRS is presently auditing the Company's 2010 and 2011 federal income tax returns. It is uncertain when the IRS will complete its audit. The Company believes that the final resolution of the IRS audit will not have a material adverse impact on its financial condition or results of operations. The California Franchise Tax Board (FTB) finished the examination for the Company's 2008 and 2009 California income tax returns in December 2012 with no audit adjustment.

11 EMPLOYEE BENEFIT PLANS

  Savings Plan

        The Company sponsors a 401(k) qualified, defined contribution savings plan that allows participants to contribute up to 20% of pre-tax compensation. Effective January 1, 2010, the Company matches seventy-five cents for each dollar contributed by the employee up to a maximum Company match of 6.0% of base salary. In the prior year, the Company matched fifty cents for each dollar contributed up to a maximum Company match of 4.0% of base salary. Company contributions were $4,029, $3,499, and $3,232, for the years 2012, 2011, and 2010, respectively.

  Pension Plans

        The Company provides a qualified, defined-benefit, non-contributory pension plan for substantially all employees. The accumulated benefit obligations of the pension plan are $307,197 and $266,496 as of December 31, 2012 and 2011, respectively. The fair value of pension plan assets was $202,947 and $155,749 as of December 31, 2012 and 2011, respectively.

        Prior to 2010, pension payment obligations were generally funded by the purchase of an annuity from a life insurance company. In 2010, the pension plan trust paid monthly benefits to retirees, rather than the purchase of an annuity. Payments are expected to be made in each year from 2013 to 2017 are $6,189, $7,547, $8,770, $10,090, and $11,577, respectively. The aggregate benefits expected to be paid in the five years 2018 through 2022 are $81,916. The expected benefit payments are based upon the same assumptions used to measure the Company's benefit obligation at December 31, 2012, and include estimated future employee service.

        The Company also maintains an unfunded, non-qualified, supplemental executive retirement plan. The unfunded supplemental executive retirement plan accumulated benefit obligations were $31,696 and $26,060 as of December 31, 2012 and 2011, respectively. Benefit payments under the supplemental executive retirement plan are paid currently and are included in the preceding paragraph.

        The costs of the pension and retirement plans are charged to expense and utility plant. The Company makes annual contributions to fund the amounts accrued for pension cost.

CALIFORNIA WATER SERVICE GROUP

Notes to Consolidated Financial Statements (Continued)

December 31, 2012, 2011, and 2010

Amounts in thousands, except share data

11 EMPLOYEE BENEFIT PLANS (Continued)

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

        The Company records the costs of postretirement benefits other than pension (PBOP) during the employees' years of active service. Postretirement benefit expense recorded in 2012, 2011, and 2010, was $8,131, $6,291, and $4,782, respectively. Prior to 2006, the Company recorded a regulatory asset for the difference between the Company-funded amount and the net periodic benefit cost. The remaining net periodic benefit cost was $9,790 at December 31, 2006, and is being recovered through future customer rates and is recorded as a regulatory asset. The expected benefit payments, net of retiree premiums and Medicare part D subsidies, for the years from 2013 to 2017 are $1,398, $1,592, $1,819, $1,998, and $2,196, respectively. The Medicare Part D subsidies for the years from 2013 to 2017 are $253, $295, $337, $379, and $424.

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

CALIFORNIA WATER SERVICE GROUP

Notes to Consolidated Financial Statements (Continued)

December 31, 2012, 2011, and 2010

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

        The Company's target allocation percentages for the PBOP trust is similar to the pension plan except for a larger allocation in fixed income investments and a lower allocation in equity investments.

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

CALIFORNIA WATER SERVICE GROUP

Notes to Consolidated Financial Statements (Continued)

December 31, 2012, 2011, and 2010

Amounts in thousands, except share data

11 EMPLOYEE BENEFIT PLANS (Continued)

    If the asset or liability has a specified (contractual) term, the level 2 input must be observable for substantially the full term of the asset or liability.

          Level 3—Inputs to the valuation methodology are unobservable and significant to the fair value measurement.

        All Plan investments are level 1 investments in mutual funds and are valued at the net asset value (NAV) of the shares held by the Plan at December 31, 2012 and 2011:

	Pension Benefits				Other Benefits
	2012	%	2011	%	2012	%	2011	%
Fixed Income	$79,391	39%	$79,859	51%	$22,845	61%	$16,006	59%

Domestic Equity
Small Cap Stocks	33,949		27,262		—		—
Large Cap Stocks	69,406		40,689		14,563		10,972

Total Domestic Equity	103,355	51%	67,951	44%	14,563	39%	10,972	41%

Non U.S. Equities	20,201	10%	7,939	5%	—	0%	—	0%

Total Plan Assets	$202,947	100%	$155,749	100%	$37,408	100%	$26,978	100%

        The pension benefits fixed income category includes $26,069 and $43,364 of money market fund investments as of December 31, 2012 and 2011, respectively. The other benefits fixed income category includes $14,159 and $16,006 of money market fund investments as of December 31, 2012 and 2011.

CALIFORNIA WATER SERVICE GROUP

Notes to Consolidated Financial Statements (Continued)

December 31, 2012, 2011, and 2010

Amounts in thousands, except share data

11 EMPLOYEE BENEFIT PLANS (Continued)

        The following table reconciles the funded status of the plans with the accrued pension liability and the net postretirement benefit liability as of December 31, 2012 and 2011:

	Pension Benefits		Other Benefits
	2012	2011	2012	2011
Change in projected benefit obligation:
Beginning of year	$346,305	$269,940	$69,107	$45,944
Service cost	15,450	11,713	4,399	3,199
Interest cost	15,287	14,683	3,139	2,872
Assumption change	24,269	59,028	7,673	12,600
Experience (gain) loss	4,833	(6,030)	1,250	5,705
Benefits paid, net of retiree premiums	(4,023)	(3,029)	(1,147)	(1,213)

End of year	$402,121	$346,305	$84,421	$69,107

Change in plan assets:
Fair value of plan assets at beginning of year	$155,749	$139,034	$26,978	$21,178
Actual return on plan assets	21,979	555	2,788	64
Employer contributions	29,242	19,189	8,789	6,949
Retiree contributions and Medicare part D subsidies	—	—	1,255	1,130
Benefits paid	(4,023)	(3,029)	(2,402)	(2,343)

Fair value of plan assets at end of year	$202,947	$155,749	$37,408	$26,978

Funded status(1)	$(199,174)	$(190,556)	$(47,013)	$(42,129)
Unrecognized actuarial loss	133,579	123,177	40,449	34,515
Unrecognized prior service cost	41,972	47,976	421	537
Unrecognized transition obligation	—	—	9	285

Net amount recognized	$(23,623)	$(19,403)	$(6,134)	$(6,792)

(1)
The short-term portion of the pension benefits was $1,286 and $692 as of December 31, 2012 and 2011, respectively.

        Amounts recognized on the balance sheet consist of:

	Pension Benefits		Other Benefits
	2012	2011	2012	2011
Prepaid (Accrued) benefit costs	$—	$—	$(6,723)	$(6,792)
Accrued benefit liability	(199,174)	(190,556)	(47,013)	(35,337)
Regulatory asset	175,551	171,153	47,602	35,337

Net amount recognized	$(23,623)	$(19,403)	$(6,134)	$(6,792)

CALIFORNIA WATER SERVICE GROUP

Notes to Consolidated Financial Statements (Continued)

December 31, 2012, 2011, and 2010

Amounts in thousands, except share data

11 EMPLOYEE BENEFIT PLANS (Continued)

        Below are the actuarial assumptions used in determining the benefit obligation for the benefit plans:

	Pension Benefits		Other Benefits
	2012	2011	2012	2011
Weighted average assumptions as of December 31:
Discount rate	4.10%	4.40%	4.20%	4.50%
Long-term rate of return on plan assets	7.00%	7.00%	6.00%	6.25%
Rate of compensation increases	3.50%	3.50%	—	—
Cost of living adjustment	3.00%	3.00%	—	—

        The discount rate was derived from the Citigroup Pension Discount Curve using the expected payouts for the plan. The long-term rate of return assumption is the expected rate of return on a balanced portfolio invested roughly 60% in equities and 40% in fixed income securities. Returns on equity investments were estimated based on estimates of dividend yield and real earnings added to a 3% long-term inflation rate. For the pension and other benefit plans, the assumed returns were 9.20% for domestic equities and 9.34% for foreign equities. Returns on fixed-income investments were projected based on investment maturities and credit spreads added to a 3% long-term inflation rate. For the pension and other benefit plans, the assumed returns were 5.05% for fixed income investments and 3.46% for short-term cash investments. The average return for the pension and other benefit plans for the last five and ten years was 3.00% and 7.10%, respectively. The company is using a long-term rate of return of 7.00% for the pension plan and 6.00% for the other benefit plan, which is between the 25th and 75th percentile of expected results.

        Changes to the pension benefits actuarial assumptions can significantly affect pension costs, regulatory assets, and liabilities. The following table reflects the sensitivity of pension amounts reported for the year ended December 31, 2012, to changes in actuarial assumptions:

	Increase/(Decrease) in Pension Actuarial Assumption	Increase/(Decrease) in 2012 Net Periodic Pension Benefit Cost	Increase/(Decrease) in Projected Pension Benefit Obligation as of December 31, 2012
Discount rate	(0.5)%	$4,280	$40,189
Long-term rate of return on plan assets	(0.5)%	826	—
Rate of compensation increases	(0.5)%	(1,929)	(11,227)
Cost of living adjustment	(0.5)%	(3,291)	(24,427)
Discount rate	0.5%	(3,793)	(35,196)
Long-term rate of return on plan assets	0.5%	(825)	—
Rate of compensation increases	0.5%	2,095	12,099

CALIFORNIA WATER SERVICE GROUP

Notes to Consolidated Financial Statements (Continued)

December 31, 2012, 2011, and 2010

Amounts in thousands, except share data

11 EMPLOYEE BENEFIT PLANS (Continued)

        Net periodic benefit costs for the pension and other postretirement plans for the years ended December 31, 2012, 2011, and 2010 included the following components:

	Pension Plan			Other Benefits
	2012	2011	2010	2012	2011	2010
Service cost	$15,450	$11,713	$10,076	$4,399	$3,199	$2,491
Interest cost	15,287	14,683	13,701	3,139	2,872	2,329
Expected return on plan assets	(11,558)	(8,949)	(8,228)	(1,832)	(1,372)	(1,119)
Net amortization and deferral	14,283	10,387	9,224	2,425	1,592	1,081

Net periodic benefit cost	$33,462	$27,834	$24,773	$8,131	$6,291	$4,782

        Below are the actuarial assumptions used in determining the net periodic benefit costs for the benefit plans, which uses the end of the prior year as the measurement date:

	Pension Benefits		Other Benefits
	2012	2011	2012	2011
Weighted average assumptions as of December 31:
Discount rate	4.40%	5.60%	4.50%	5.60%
Long-term rate of return on plan assets	7.00%	6.75%	6.25%	6.00%
Rate of compensation increases	3.50%	4.00%	—	—

        The health care cost trend rate assumption has a significant effect on the amounts reported. For 2012 measurement purposes, the Company assumed an 8.2% annual rate of increase in the per capita cost of covered benefits with the rate decreasing to 6.2% by 2017, then gradually grading down to 5.4% over the next 50 years. A one-percentage point change in assumed health care cost trends is estimated to have the following effect:

	1-Percentage Point Increase	1-Percentage Point Decrease
Effect on total service and interest costs	$2,036	$(1,506)
Effect on accumulated postretirement benefit obligation	$18,576	$(14,147)

        The Company intends to make annual contributions to the plans up to the amount deductible for tax purposes. The Company estimates in 2013 that the annual contribution to the pension plans will be $35,684 and the annual contribution to the other postretirement plan will be $8,892.

12 STOCK-BASED COMPENSATION PLANS

        The Company has two stockholder-approved stock-based compensation plans.

CALIFORNIA WATER SERVICE GROUP

Notes to Consolidated Financial Statements (Continued)

December 31, 2012, 2011, and 2010

Amounts in thousands, except share data

12 STOCK-BASED COMPENSATION PLANS (Continued)

  Long-term Incentive Plan

        The long-term incentive plan was replaced on April 27, 2005, by a stockholder-approved equity incentive plan. The Long-Term Incentive Plan allowed granting of nonqualified stock options. There will be no future grants made under the Long-term Incentive Plan. The Company had accounted for options using the intrinsic value method. Options were granted at an exercise price that was not less than the per share common stock market price on the date of grant. The options vested at a 25% rate on their anniversary date over their first four years and are exercisable over a ten-year period. At December 31, 2012, all the options under the Long-term Incentive Plan were exercised. No options were granted under the Long-term Incentive Plan in 2012, 2011, or 2010.

  Equity Incentive Plan

        Under the Equity Incentive Plan, which was approved by stockholders on April 27, 2005, the Company is authorized to issue awards of up to 2,000,000 shares of common stock. In 2012 and 2011, the Company granted RSAs of 101,236 and 85,426 shares, respectively, of common stock both to employees and to directors of the Company. In 2012, 10,050 RSAs were cancelled and no RSAs were cancelled in 2011. Employee awards vest ratably over 48 months, while independent director awards vest at the end of 12 months. The shares were valued at the weighted average price of $17.97 and $17.44 per share, respectively based upon the fair market value of the Company's common stock on the date of grant. In 2012, no new Stock Appreciation Rights (SARs) were granted to employees and 27,500 shares of SARs were cancelled.

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

        The SARs vest ratably over 48 months and expire at the end of 10 years. Upon exercise of a SAR, the appreciation is payable in common shares of the Company. The assumptions utilized to determine the grant-date fair value of the SARs in 2009 was an expected dividend yield of 3.07%, expected volatility of 22.10%, a risk-free interest rate of 2.84%, and an expected holding period of 6.75 years. As of December 31, 2012, there were 333,856 shares outstanding of which 325,602 shares were exercisable at a weighted average fair value of $3.66.

        The Company has recorded compensation expense for the RSAs and SARs of $1,442, $1,300, and $1,077 in 2012, 2011, and 2010, respectively. The unrecognized future compensation expense for the RSAs and SARs at December 31, 2012 is $1,913.

13 FAIR VALUE OF FINANCIAL INSTRUMENTS

        The accounting guidance for fair value measurements and disclosures provides a single definition of fair value and requires certain disclosures about assets and liabilities measured at fair value. A hierarchal

CALIFORNIA WATER SERVICE GROUP

Notes to Consolidated Financial Statements (Continued)

December 31, 2012, 2011, and 2010

Amounts in thousands, except share data

13 FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

framework for disclosing the observability of the inputs utilized in measuring assets and liabilities at fair value is established by this guidance. The three levels in the hierarchy are as follows:

Level 1—Quoted prices are available in active markets for identical assets or liabilities as of the reporting date. The types of assets and liabilities included in Level 1 are highly liquid and actively traded instruments with quoted prices.

Level 2—Pricing inputs are other than quoted prices inactive markets, but are either directly or indirectly observable as of the reporting date. The types of assets and liabilities included in Level 2 are typically either comparable to actively traded securities or contracts, or priced with discounted cash flow or option pricing models using highly observable inputs.

Level 3—Significant inputs to pricing have little or no observability as of the reporting date. The types of assets and liabilities included in Level 3 are those valued with models requiring significant management judgment or estimation.

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

        Advances for construction fair values were estimated using broker quotes from companies that frequently purchase these investments.

	December 31, 2012
		Fair Value
	Cost	Level 1	Level 2	Level 3	Total
Long -term debt, including current maturities	$481,250	$—	$613,211	$—	$613,211
Advances for construction	187,584	—	70,914	—	70,914

Total	$668,834	$—	$684,125	$—	$684,125

	December 31, 2011
		Fair Value
	Cost	Level 1	Level 2	Level 3	Total
Long -term debt, including current maturities	$488,165	$—	$625,202	$—	$625,202
Advances for construction	187,278	—	69,952	—	69,952

Total	$675,443	$—	$695,154	$—	$695,154

CALIFORNIA WATER SERVICE GROUP

Notes to Consolidated Financial Statements (Continued)

December 31, 2012, 2011, and 2010

Amounts in thousands, except share data

14 COMMITMENTS AND CONTINGENCIES

  Commitments

        The Company leases offices, equipment and other facilities, two water systems from cities, and has long-term commitments to purchase water from water wholesalers. The commitments are noted in the table below.

	Facility Leases	System Lease	Water Contracts	Capital Lease Obligations
2013	$632	$845	$19,378	$1,109
2014	515	845	19,448	1,109
2015	404	845	19,521	1,109
2016	193	845	19,592	1,109
2017	166	845	19,664	1,109
Thereafter	2,494	493	451,891	8,609

        Company Facility leases include office and other facilities in many of its operating districts. The total paid and charged to operations for such leases was $1,156 in 2012, $1,271 in 2011, and $1,080 in 2010. The system lease is a 15-year lease with the City of Commerce. The lease includes an annual lease payment of $845 per year plus a cost savings sharing arrangement.

        The Company has a long-term contract with the Santa Clara Valley Water District that requires the Company to purchase minimum annual water quantities. Purchases are priced at the districts then-current wholesale water rate. The Company operates to purchase sufficient water to equal or exceed the minimum quantities under the contract. The total paid to Santa Clara Valley Water District was $6,164 in 2012, $5,524 in 2011, and $5,306 in 2010.

        The Company also has a water supply contract with Stockton East Water District (SEWD) that requires a fixed, annual payment. Each year, the fixed annual payment is adjusted for changes to SEWD's costs. Because of the fixed annual price arrangement, the Company operates to receive as much water as possible from SEWD in order to minimize the cost of operating Company-owned wells used to supplement SEWD deliveries. The total paid under the contract was $6,591 in 2012, $6,658 in 2011, and $6,159 in 2010.

        Estimated annual contractual obligations in the table above are based on the same payment levels as 2012. Future increased costs by SEWD are expected to be offset by a decline in the allocation of costs to the Company, as other customers of SEWD are expected to receive a larger allocation based upon growth of their service areas.

        On September 21, 2005, the Company entered into an agreement with Kern County Water Agency (Agency) to obtain treated water for the Company's operations. The term of the agreement is to January 1, 2035, or until the repayment of the Agency's bonds (described hereafter) occurs. Under the terms of the agreement, the Company is obligated to purchase approximately 18,000 acre feet of treated water in 2012 and an incrementally higher volume of water for each subsequent year until 2017, when the Company is obligated to purchase 20,500 acre feet of treated water per year. The Company is obligated to pay the Capital Facilities Charge and the Treated Water Charge regardless of whether it can use the water in its operation, and is obligated for these charges even if the Agency cannot produce an adequate amount to

CALIFORNIA WATER SERVICE GROUP

Notes to Consolidated Financial Statements (Continued)

December 31, 2012, 2011, and 2010

Amounts in thousands, except share data

14 COMMITMENTS AND CONTINGENCIES (Continued)

supply the 20,500 acre feet in the year. (This agreement supersedes a prior agreement with Kern County Water Agency for the supply of 11,500 acre feet of water per year). Total annual expense in 2012 was $6,272, $6,129 in 2011, and $5,454 in 2010.

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

        Once the project is complete, the Company is obligated to pay a Capital Facilities Charge and charges related to treated water that together total $7,160 annually, which equates to $349 dollars per acre foot. Annual payments of $3,600 for the Capital Facilities Charge began when the Agency issued bonds to fund the project. Total treated water charge for 2012 was $2,583. Once the entire expansion project is completed the full annual payments will be $7,160 which will continue through the term of the agreement. As treated water is being delivered, the Company is also obligated for its portion of the operating costs; that portion is currently estimated to be $7 dollars per acre foot. The actual amount will vary due to variations from reimbursable operating cost estimates, inflation, and other changes in the cost structure. The Company's overall estimated cost of $349 dollars per acre foot is less than the estimated cost of procuring untreated water (assuming water rights could be obtained) and then providing treatment.

CALIFORNIA WATER SERVICE GROUP

Notes to Consolidated Financial Statements (Continued)

December 31, 2012, 2011, and 2010

Amounts in thousands, except share data

14 COMMITMENTS AND CONTINGENCIES (Continued)

        There are three capital leases, the most significant was the City of Hawthorne water system. In 2011, we entered into a 15-year capital lease agreement to operate the City of Hawthorne water system. The system, which is located near the Hermosa-Redondo district, serves about half of Hawthorne's population. The agreement required us to make an up-front $8,100 lease deposit to the city that is being amortized over the lease term. Additionally, annual lease payments of $940 are made to the city and shall be increased or decreased each year on July 1, by the same percentage that the rates charged to customers served by the water system increased or decreased, exclusive of pass-through increases or decreases in the cost of water, power, and city-imposed fees, compared to the rates in effect on July 1 of the prior year, provided, that in no event will the annual lease payment be less than $940. Under the lease we are responsible for all aspects of system operation and capital improvements, although title to the system and system improvements reside with the city. In exchange, we receive all revenue from the water system, which was $7,621, $7,506, and $7,547 in 2012, 2011, and 2010, respectively. At the end of the lease, the city is required to reimburse us for the unamortized value of capital improvements made during the term of the lease. The annual payments were $940 in 2012, $537 in 2011, and $116 in 2010.

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

CALIFORNIA WATER SERVICE GROUP

Notes to Consolidated Financial Statements (Continued)

December 31, 2012, 2011, and 2010

Amounts in thousands, except share data

15 QUARTERLY FINANCIAL DATA (UNAUDITED)

        The Company's common stock is traded on the New York Stock Exchange under the symbol "CWT."

2012	First	Second	Third	Fourth
Operating revenue	$116,749	$143,552	$178,135	$121,530
Net operating income	6,607	19,622	36,361	11,253
Net income	1,085	12,965	29,772	5,006
Diluted earnings per share	0.03	0.31	0.71	0.12
Common stock market price range:
High	19.25	18.60	19.05	18.90
Low	17.67	17.14	17.93	16.84
Dividends paid per common share	0.1575	0.1575	0.1575	0.1575

2011	First	Second	Third	Fourth
Operating revenue	$98,149	$131,397	$169,254	$103,014
Net operating income	9,948	19,555	30,078	7,586
Net income	2,719	12,190	20,935	1,868
Diluted earnings per share	0.07	0.29	0.50	0.04
Common stock market price range:
High	19.18	19.16	19.37	19.20
Low	17.28	18.06	16.65	16.81
Dividends paid per common share	0.15375	0.15375	0.15375	0.15375

16 CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

        On April 17, 2009, Cal Water issued $100 million aggregate principal amount of 5.875% First Mortgage Bonds due 2019, and on November 17, 2010, Cal Water issued $100 million aggregate principal amount of 5.500% First Mortgage Bonds due 2040, all of which are fully and unconditionally guaranteed by California Water Service Group (Parent Company). The following tables present the condensed consolidating statements of income of California Water Service Group (Guarantor and Parent), Cal Water (issuer and 100% owned consolidated subsidiary of California Water Service Group) and other 100% owned subsidiaries of the Company for the years ended December 31, 2012, 2011 and 2010, the condensed consolidating statements of cash flows for the 12-months ended December 31, 2012, 2011, and 2010, and the condensed consolidating balance sheets as of December 31, 2012 and 2011.

CALIFORNIA WATER SERVICE GROUP

Notes to Consolidated Financial Statements (Continued)

December 31, 2012, 2011, and 2010

Amounts in thousands, except share data

16 CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (Continued)

CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATING BALANCE SHEET
As of December 31, 2012

	Parent Company	Cal Water	All Other Subsidiaries	Consolidating Adjustments	Consolidated
	(In thousands)
ASSETS
Utility plant:
Utility plant	$606	$1,927,190	$175,764	$(7,197)	$2,096,363
Less accumulated depreciation and amortization	(108)	(607,992)	(32,710)	1,503	(639,307)

Net utility plant	498	1,319,198	143,054	(5,694)	1,457,056

Current assets:
Cash and cash equivalents	1,470	34,609	2,711	—	38,790
Receivables	—	87,482	3,833	—	91,315
Receivables from affiliates	19,367	3,195	1,152	(23,714)	—
Other current assets	—	15,535	924	—	16,459

Total current assets	20,837	140,821	8,620	(23,714)	146,564

Other assets:
Regulatory assets	—	341,877	2,542	—	344,419
Investments in affiliates	492,188	—	—	(492,188)	—
Long-term affiliate notes receivable	31,218	7,781	—	(38,999)	—
Other assets	1,023	40,005	7,062	(205)	47,885

Total other assets	524,429	389,663	9,604	(531,392)	392,304

	$545,764	$1,849,682	$161,278	$(560,800)	$1,995,924

CAPITALIZATION AND LIABILITIES
Capitalization:
Common stockholders' equity	$473,712	$442,923	$54,774	$(497,697)	$473,712
Affiliate long-term debt	7,781	—	31,218	(38,999)	—
Long-term debt, less current maturities	—	431,433	3,034	—	434,467

Total capitalization	481,493	874,356	89,026	(536,696)	908,179

Current liabilities:
Current maturities of long-term debt	—	46,104	679	—	46,783
Short-term borrowings	64,475	25,000	—	—	89,475
Payables to affiliates	77	1,152	22,485	(23,714)	—
Accounts payable	—	41,352	5,847	—	47,199
Accrued expenses and other liabilities	298	58,293	1,019	—	59,610

Total current liabilities	64,850	171,901	30,030	(23,714)	243,067
Unamortized investment tax credits	—	2,180	—	—	2,180
Deferred income taxes, net	(579)	155,481	4,334	(390)	158,846
Pension and postretirement benefits other than pensions	—	244,901	—	—	244,901
Regulatory and other liabilities	—	83,942	8,651	—	92,593
Advances for construction	—	186,753	831	—	187,584
Contributions in aid of construction	—	130,168	28,406	—	158,574

	$545,764	$1,849,682	$161,278	$(560,800)	$1,995,924

CALIFORNIA WATER SERVICE GROUP

Notes to Consolidated Financial Statements (Continued)

December 31, 2012, 2011, and 2010

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

December 31, 2012, 2011, and 2010

Amounts in thousands, except share data

16 CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (Continued)

CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATING STATEMENT OF INCOME
For the Year Ended December 31, 2012

	Parent Company	Cal Water	All Other Subsidiaries	Consolidating Adjustments	Consolidated
	(In thousands)
Operating revenue	$—	$527,449	$32,517	$—	$559,966

Operating expenses:
Operations:
Purchased water	—	160,913	423	—	161,336
Purchased power	—	21,435	9,592	—	31,027
Pump taxes	—	10,336	—	—	10,336
Administrative and general	—	84,399	9,528	—	93,927
Other	—	70,864	6,744	(504)	77,104
Maintenance	—	18,478	664	—	19,142
Depreciation and amortization	—	52,012	2,774	(118)	54,668
Income taxes (benefits)	(583)	18,992	(375)	1,322	19,356
Taxes other than income taxes	—	16,630	2,597	—	19,227

Total operating expenses (income)	(583)	454,059	31,947	700	486,123

Net operating income	583	73,390	570	(700)	73,843

Other Income and Expenses:
Non-regulated revenue	1,919	15,204	2,420	(2,857)	16,686
Non-regulated expense	—	(9,588)	(1,965)	—	(11,553)
Gain on sale on non-utility property	—	81	—	3	84
Income tax benefit (expense) on other income and expense	(782)	(2,321)	(266)	1,273	(2,096)

Net other income (expense)	1,137	3,376	189	(1,581)	3,121

Interest:
Interest expense	1,430	30,328	2,132	(2,353)	31,537
Less: capitalized interest	—	(2,334)	(1,067)	—	(3,401)

Net interest expense	1,430	27,994	1,065	(2,353)	28,136

Equity earnings of subsidiaries	48,538	—	—	(48,538)	—

Net income	$48,828	$48,772	$(306)	$(48,466)	$48,828

CALIFORNIA WATER SERVICE GROUP

Notes to Consolidated Financial Statements (Continued)

December 31, 2012, 2011, and 2010

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

December 31, 2012, 2011, and 2010

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

December 31, 2012, 2011, and 2010

Amounts in thousands, except share data

16 CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (Continued)

CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2012

	Parent Company	Cal Water	All Other Subsidiaries	Consolidating Adjustments	Consolidated
	(In thousands)
Operating activities:
Net income (loss)	$48,828	$48,772	$(306)	$(48,466)	$48,828

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity earnings of subsidiaries	(48,538)	—	—	48,538	—
Dividends received from affiliates	26,387	—	—	(26,387)	—
Depreciation and amortization	56	54,040	2,888	(118)	56,866
Change in value of life insurance contracts	—	(2,504)	—	—	(2,504)
Gain on sale of non-utility property	—	(81)	—	(3)	(84)
Changes in deferred income taxes	—	34,133	—	—	34,133
Other changes in noncurrent assets and liabilities	1,544	(10,367)	1,307	133	(7,383)
Changes in operating assets and liabilities:
Other changes, net	(170)	9,035	(6,723)	(84)	2,058

Net adjustments	(20,721)	84,256	(2,528)	22,079	83,086

Net cash provided by (used in) operating activities	28,107	133,028	(2,834)	(26,387)	131,914

Investing activities:
Utility plant expenditures	(281)	(111,636)	(15,761)	(3)	(127,681)
Proceeds from sale of non-utility assets	—	82	—	3	85
Affiliate advances	(12,245)	254	(853)	12,844	—
Proceeds from affiliate loans	552	48	—	(600)	—
Reduction of loans to affiliates	(5,675)	—	—	5,675	—
Purchase of life insurance	—	(3,294)	—	—	(3,294)
Restricted cash decrease	—	1,959	—	—	1,959

Net cash (used in) investing activities	(17,649)	(112,587)	(16,614)	17,919	(128,931)

Financing Activities:
Short-term borrowings	18,335	76,000	—	—	94,335
Repayment of short-term borrowings	(1,000)	(51,000)	—	—	(52,000)
Affiliate advances	23	962	11,859	(12,844)	—
Proceeds from affiliates long-term borrowings	—	—	5,675	(5,675)	—
Reduction of affiliate long-term borrowings	(48)	—	(552)	600	—
Proceeds from long-term debt	—	—	124	—	124
Retirement of long-term debt	—	(6,310)	(727)	—	(7,037)
Advances and contributions in aid for construction	—	6,883	83	—	6,966
Refunds of advances for construction	—	(7,275)	(122)	—	(7,397)
Dividends paid to non-affiliates	(26,387)	—	—	—	(26,387)
Dividends paid to affiliates	—	(23,567)	(2,820)	26,387	—

Net cash (used in) provided by financing activities	(9,077)	(4,307)	13,520	8,468	8,604

Change in cash and cash equivalents	1,381	16,134	(5,928)	—	11,587
Cash and cash equivalents at beginning of year	89	18,475	8,639	—	27,203

Cash and cash equivalents at end of year	$1,470	$34,609	$2,711	$—	$38,790

CALIFORNIA WATER SERVICE GROUP

Notes to Consolidated Financial Statements (Continued)

December 31, 2012, 2011, and 2010

Amounts in thousands, except share data

16 CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (Continued)

CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2011

	Parent Company	Cal Water	All Other Subsidiaries	Consolidating Adjustments	Consolidated
	(In thousands)
Operating activities:
Net income (loss)	$37,712	$38,333	$(1,131)	$(37,202)	$37,712

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity earnings of subsidiaries	(37,222)	—	—	37,222	—
Dividends received from affiliates	25,674	—	—	(25,674)	—
Depreciation and amortization	51	49,283	2,771	(124)	51,981
Change in value of life insurance contracts	—	1,876	—	—	1,876
Gain on sale of non-utility property	—	(62)	—	—	(62)
Section 481 adjustment	—	2,723	—	—	2,723
Other changes in noncurrent assets and liabilities	1,001	(45)	684	53	1,693
Changes in operating assets and liabilities:
Other changes, net	582	11,662	3,054	51	15,349

Net adjustments	(9,914)	65,437	6,509	11,528	73,560

Net cash provided by operating activities	27,798	103,770	5,378	(25,674)	111,272

Investing activities:
Utility plant expenditures	—	(98,410)	(20,136)	—	(118,546)
Proceeds from sale of non-utility assets	—	64	—	—	64
Affiliate advances	(25,495)	1,597	—	23,898	—
Reduction of loans to affiliates	962	45	2,000	(3,007)	—
Purchase of life insurance	—	(1,744)	—	—	(1,744)
Restricted cash increase	—	(3,042)	—	—	(3,042)

Net cash (used in) investing activities	(24,533)	(101,490)	(18,136)	20,891	(123,268)

Financing Activities:
Short-term borrowings	23,390	—	—	—	23,390
Affiliate advances	—	—	23,898	(23,898)	—
Reduction of affiliate long-term borrowings	(2,045)	—	(962)	3,007	—
Proceeds from long-term debt, net of issuance cost of $1,857	—	—	178	—	178
Retirement of long-term debt	—	(2,279)	(684)	—	(2,963)
Advances and contributions in aid for construction	—	7,082	149	—	7,231
Refunds of advances for construction	—	(6,129)	(76)	—	(6,205)
Dividends paid to non-affiliates	(25,674)	—	—	—	(25,674)
Dividends paid to affiliates	—	(22,925)	(2,749)	25,674	—
Issuance of common stock	965	—	—	—	965

Net cash (used in) provided by financing activities	(3,364)	(24,251)	19,754	4,783	(3,078)

Change in cash and cash equivalents	(99)	(21,971)	6,996	—	(15,074)
Cash and cash equivalents at beginning of year	188	40,446	1,643	—	42,277

Cash and cash equivalents at end of year	$89	$18,475	$8,639	$—	$27,203

CALIFORNIA WATER SERVICE GROUP

Notes to Consolidated Financial Statements (Continued)

December 31, 2012, 2011, and 2010

Amounts in thousands, except share data

16 CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (Continued)

CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2010

	Parent Company	Cal Water	All Other Subsidiaries	Consolidating Adjustments	Consolidated
	(In thousands)
Operating activities:
Net income	$37,656	$35,940	$140	$(36,080)	$37,656

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity earnings of subsidiaries	(36,788)	—	—	36,788	—
Dividends received from affiliates	24,753	—	—	(24,753)	—
Depreciation and amortization	—	42,680	2,716	(131)	45,265
Other changes in noncurrent assets and liabilities	229	(880)	1,089	(598)	(160)
Change in value of life insurance contracts	—	(2,641)	—	—	(2,641)
Gain on sale of non-utility property	—	(22)	—	—	(22)
Changes in operating assets and liabilities:
Other changes, net	(1,054)	(997)	(2,558)	21	(4,588)

Net adjustments	(12,860)	38,140	1,247	11,327	37,854

Net cash provided by operating activities	24,796	74,080	1,387	(24,753)	75,510

Investing activities:
Utility plant expenditures	(324)	(108,990)	(14,612)	—	(123,926)
Proceeds from sale of non-utility assets	—	34	—	—	34
Affiliate advances	(14,579)	85	—	14,494	—
Reduction of loans to affiliates	1,854	—	—	(1,854)	—
Purchase of life insurance	—	(1,891)	—	—	(1,891)
Restricted cash decrease	—	3,169	—	—	3,169

Net cash (used in) investing activities	(13,049)	(107,593)	(14,612)	12,640	(122,614)

Financing Activities:
Short-term borrowings	16,750	69,000	—	—	85,750
Repayment of short-term borrowings	(5,000)	(69,000)	—	—	(74,000)
Affiliate advances	—	—	14,494	(14,494)	—
Reduction of affiliate note payable	—	—	(1,854)	1,854	—
Proceeds from long-term debt, net of issuance cost of $1,857	—	103,947	2,226	—	106,173
Retirement of long-term debt	—	(12,212)	(1,480)	—	(13,692)
Advances and contributions in aid for construction	—	4,962	351	—	5,313
Refunds of advances for construction	—	(6,104)	(84)	—	(6,188)
Dividends paid to non-affiliates	(24,753)	—	—	—	(24,753)
Dividends paid to affiliates	—	(22,634)	(2,119)	24,753	—
Issuance of common stock	912	—	—	—	912

Net cash (used in) provided by financing activities	(12,091)	67,959	11,534	12,113	79,515

Change in cash and cash equivalents	(344)	34,446	(1,691)	—	32,411
Cash and cash equivalents at beginning of year	532	6,000	3,334	—	9,866

Cash and cash equivalents at end of year	$188	$40,446	$1,643	$—	$42,277

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        None

Item 9A.    Controls and Procedures

Management's Evaluation of Disclosure Controls and Procedures

        We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

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

        Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2012. Based on that evaluation, we concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

        There was no change in our internal control over financial reporting during the quarter ended December 31, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management's Report on Internal Control over Financial Reporting

        Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended). Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in "Internal Control—Integrated Framework." Management has concluded that, as of December 31, 2012, our internal control over financial reporting is effective based on these criteria. Our independent registered public accounting firm, Deloitte & Touche LLP, has audited the effectiveness of our internal control over financial reporting as of December 31, 2012, as stated in their report, which is included herein.

Item 9B.    Other Information

        None.

 PART III

Item 10.    Directors and Executive Officers and Corporate Governance

        The information required by this Item as to directors of the Company and the Company's Audit Committee is contained in the sections captioned "Board Structure" and "Proposal No. 1—Election of Directors" of the 2013 Proxy Statement, and is incorporated herein by reference.

        Information required by this Item regarding executive officers is included in a separate section captioned "Executive Officers of the Registrant" contained in Part I of this annual report.

        Information required by this Item as to our Code of Ethics is contained in the section captioned "Other Matters—Code of Ethics" of the 2013 Proxy Statement, and is incorporated herein by reference.

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

        Information required to be disclosed by this Item as to compliance with Section 16(a) filing requirements is contained in the section captioned "Stock Ownership of Management and Certain Beneficial Owners" of the 2013 Proxy Statement, and is incorporated herein by reference.

Item 11.    Executive Compensation

        The information required by this Item is contained under the captions "Compensation Discussion and Analysis," "Report of the Organization and Compensation Committee of the Board of Directors on Executive Compensation," and "Organization and Compensation Committee Interlocks and Insider Participation" of the 2013 Proxy Statement and is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information required by this Item regarding security ownership of certain beneficial owners and management is contained in the section captioned "Stock Ownership of Management and Certain Beneficial Owners" of the 2013 Proxy Statement and is incorporated herein by reference.

        Certain information required by this Item regarding our equity compensation plans is included in a separate section captioned "Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities" contained in Part I of this annual report.

        The following table represents securities authorized to be issued under our equity compensation plans:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders	333,856	$19.13	1,301,656
Equity compensation plans not approved by security holders	-0-	-0-	-0-

Total	333,856	$19.13	1,301,656

Item 13.    Certain Relationships and Related Transactions and Director Independence

        The information required by this Item is contained in the sections captioned "Certain Related Persons Transactions" and "Board Structure" of the 2013 Proxy Statement and is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services

        The information required by this Item is contained in the section captioned "Report of the Audit Committee" and "Relationship with the Independent Registered Public Accounting Firm" of the 2013 Proxy Statement and is incorporated herein by reference.

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

CALIFORNIA WATER SERVICE GROUP
	By	/s/ PETER C. NELSON PETER C. NELSON, Chairman, Board of Directors and Chief Executive Officer
Date: February 28, 2013

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ PETER C. NELSON PETER C. NELSON	Chairman, Board of Directors and Chief Executive Officer, Principal Executive Officer	Date: February 28, 2013
/s/ DOUGLAS M. BROWN DOUGLAS M. BROWN	Member, Board of Directors	Date: February 28, 2013
/s/ EDWIN A. GUILES EDWIN A. GUILES	Member, Board of Directors	Date: February 28, 2013
/s/ BONNIE G. HILL BONNIE G. HILL	Member, Board of Directors	Date: February 28, 2013
/s/ THOMAS M. KRUMMEL THOMAS M. KRUMMEL, M.D.	Member, Board of Directors	Date: February 28, 2013
/s/ RICHARD P. MAGNUSON RICHARD P. MAGNUSON	Member, Board of Directors	Date: February 28, 2013
/s/ LINDA R. MEIER LINDA R. MEIER	Member, Board of Directors	Date: February 28, 2013

/s/ LESTER A. SNOW LESTER A. SNOW	Member, Board of Directors	Date: February 28, 2013
/s/ GEORGE A. VERA GEORGE A. VERA	Member, Board of Directors	Date: February 28, 2013
/s/ MARTIN A. KROPELNICKI MARTIN A. KROPELNICKI	President and Chief Operating Officer,	Date: February 28, 2013
/s/ THOMAS F. SMEGAL III THOMAS F. SMEGAL III	Chief Financial Officer and Treasurer; Principal Financial Officer	Date: February 28, 2013
/s/ DAVID B. HEALEY DAVID B. HEALEY	Corporate Controller, Assistant Secretary and Assistant Treasurer; Principal Accounting Officer	Date: February 28, 2013

EXHIBIT INDEX

        Unless filed with this Form 10-K, the documents listed are incorporated by reference to the filings referred to:

Exhibit Number
3.1	Certificate of Incorporation of California Water Service Group (Exhibit 3.1 to the Quarterly Report on Form 10-Q filed August 9, 2006)
3.2	Certificate of Amendment to Certificate of Incorporation of California Water Service Group (Exhibit 3.1 to the Current Report on Form 8-K filed June 10, 2011)
3.3	Restated Bylaws of California Water Service Group as amended on October 26, 2011 (Exhibit 3.2 to Current Report on Form 8-K filed October 26, 2011)
4.1	[reserved]
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

Exhibit Number
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