Form 10-Q
period 2013-03-31
CALIFORNIA WATER SERVICE GROUP
filed 2013-05-06
CIK 1035201

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common shares outstanding as of May 1, 2013 — 47,728,775

PART I FINANCIAL INFORMATION

Item 1.

FINANCIAL STATEMENTS

The condensed consolidated financial statements presented in this filing on Form 10-Q have been prepared by management and are unaudited.

CALIFORNIA WATER SERVICE GROUP

CONDENSED CONSOLIDATED BALANCE SHEETS

Unaudited

(In thousands, except per share data)

	March 31, 2013	December 31, 2012
ASSETS
Utility plant:
Utility plant	$2,123,935	$2,096,363
Less accumulated depreciation and amortization	(655,345)	(639,307)
Net utility plant	1,468,590	1,457,056
Current assets:
Cash and cash equivalents	127,677	38,790
Receivables:
Customers	29,204	29,958
Regulatory balancing accounts	29,607	34,020
Other	11,577	11,943
Unbilled revenue	15,551	15,394
Materials and supplies at weighted average cost	5,687	5,874
Taxes, prepaid expenses and other assets	12,393	10,585
Total current assets	231,696	146,564
Other assets:
Regulatory assets	353,606	344,419
Goodwill	2,615	2,615
Other assets	47,848	45,270
Total other assets	404,069	392,304
	$2,104,355	$1,995,924
CAPITALIZATION AND LIABILITIES
Capitalization:
Common stock, $.01 par value; 68,000,000 shares authorized, 47,729,000 and 41,908,000 outstanding in 2013 and 2012, respectively	$477	$419
Additional paid-in capital	327,178	221,013
Retained earnings	244,502	252,280
Total common stockholders’ equity	572,157	473,712
Long-term debt, less current maturities	434,153	434,467
Total capitalization	1,006,310	908,179
Current liabilities:
Current maturities of long-term debt	46,743	46,783
Short-term borrowings	93,275	89,475
Accounts payable	44,293	47,199
Regulatory balancing accounts	6,132	5,018
Accrued interest	11,003	4,705
Accrued expenses and other liabilities	55,308	49,887
Total current liabilities	256,754	243,067
Unamortized investment tax credits	2,180	2,180
Deferred income taxes, net	158,037	158,846
Pension and postretirement benefits other than pensions	248,385	244,901
Regulatory and other liabilities	88,476	92,593
Advances for construction	186,242	187,584
Contributions in aid of construction	157,971	158,574
Commitments and contingencies	—	—
	$2,104,355	$1,995,924

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

CALIFORNIA WATER SERVICE GROUP

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

Unaudited

(In thousands, except per share data)

For the three months ended	March 31, 2013	March 31, 2012
Operating revenue	$111,444	$116,749
Operating expenses:
Operations:
Water production costs	41,697	38,952
Administrative and general	25,281	23,018
Other operations	15,645	23,826
Maintenance	4,133	5,760
Depreciation and amortization	14,629	13,951
Income tax (benefit) expense	(1,146)	28
Property and other taxes	5,435	4,607
Total operating expenses	105,674	110,142
Net operating income	5,770	6,607
Other income and expenses:
Non-regulated revenue	3,522	4,136
Non-regulated expenses, net	(2,417)	(2,099)
Income tax (expense) on other income and expenses	(451)	(823)
Net other income	654	1,214
Interest expense:
Interest expense	8,037	7,639
Less: capitalized interest	(540)	(903)
Net interest expense	7,497	6,736
Net (loss) income	$(1,073)	$1,085
(Loss) Earnings per share
Basic	$(0.03)	$0.03
Diluted	$(0.03)	$0.03
Weighted average shares outstanding
Basic	42,248	41,842
Diluted	42,248	41,842
Dividends declared per share of common stock	$0.1600	$0.1575

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

CALIFORNIA WATER SERVICE GROUP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

(In thousands)

For the three months ended:	March 31, 2013	March 31, 2012
Operating activities
Net (loss) income	$(1,073)	$1,085
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	15,110	14,410
Change in value of life insurance contracts	(510)	(1,713)
Other changes in noncurrent assets and liabilities	(38)	2,802
Changes in operating assets and liabilities:
Receivables	(1,645)	3,524
Accounts payable	(730)	334
Other current assets	(1,729)	(3,371)
Other current liabilities	10,164	5,845
Net cash provided by operating activities	19,549	22,916
Investing activities:
Utility plant expenditures	(32,101)	(28,665)
Purchase of life insurance	(1,539)	(1,357)
Changes in restricted cash and other changes, net	108	102
Net cash used in investing activities	(33,532)	(29,920)
Financing activities:
Short-term borrowings	3,800	5,650
Repayment of short-term borrowings	—	(2,000)
Repayment of long-term debt	(355)	(431)
Advances and contributions in aid of construction	1,916	1,156
Refunds of advances for construction	(1,621)	(1,974)
Issuance of common stock	110,688	—
Common stock issuance costs	(4,853)	—
Dividends paid	(6,705)	(6,586)
Net cash provided (used in) by financing activities	102,870	(4,185)
Change in cash and cash equivalents	88,887	(11,189)
Cash and cash equivalents at beginning of period	38,790	27,203
Cash and cash equivalents at end of period	$127,677	$16,014
Supplemental information
Cash paid for interest (net of amounts capitalized)	$1,061	$283
Cash paid for income taxes	—	—
Supplemental disclosure of non-cash activities:
Accrued payables for investments in utility plant	$6,959	$12,519
Utility plant contribution by developers	1,278	2,586

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

CALIFORNIA WATER SERVICE GROUP

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2013

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

Basis of Presentation

The unaudited interim financial information has been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission (SEC) and therefore do not contain all of the information and footnotes required by GAAP and the SEC for annual financial statements. The condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements for the year ended December 31, 2012, included in its annual report on Form 10-K as filed with the SEC on February 28, 2013.

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

The change to deferred net WRAM and MCBA balances during the first quarter of 2013 was:

	Operating Revenues	Operating Costs	Income Before Income Taxes
Net WRAM and MCBA deferral as of December 31, 2012	$882	$719	$163
Less: reversal of prior year deferral during the first quarter of 2013	(16)	25	(41)
Add: net WRAM and MCBA deferral the first quarter of 2013	1,125	967	158
Net amount recorded during the first quarter of 2013	1,109	992	117
Net WRAM and MCBA deferral as of March 31, 2013	$1,991	$1,711	$280

The change to deferred net WRAM and MCBA balances during the first quarter of 2012 was:

	Operating Revenues	Operating Costs	Income Before Income Taxes
Net WRAM and MCBA deferral as of December 31, 2011	$12,864	$10,492	$2,372
Less: reversal of prior year deferral during the first quarter of 2012	(8,846)	(7,215)	(1,631)
Add: net WRAM and MCBA deferral the first quarter of 2012	110	90	20
Net amount recorded during the first quarter of 2012	(8,736)	(7,125)	(1,611)
Net WRAM and MCBA deferral as of March 31, 2012	$4,128	$3,367	$761

The net WRAM and MCBA under- or overcollected balances are:

	March 31, 2013	December 31, 2012
Net short-term receivable	$29,607	$34,020
Net long-term receivable	19,031	12,051
Total receivable	$48,638	$46,071
Net short-term payable	$338	$371
Net long-term payable	374	119
Total payable	$712	$490

Flat rate customers are billed in advance at the beginning of the service period. The revenue is prorated so that the portion of revenue applicable to the current period is included in that period’s revenue, with the balance recorded as unearned revenue on the balance sheet and recognized as revenue when earned in the subsequent accounting period. Unearned revenue liability was $1.7 million as of March 31, 2013 and December 31, 2012. This liability is included in “accrued expenses and other liabilities” on the condensed consolidated balance sheets.

Cash and Cash Equivalents

Cash equivalents include highly liquid investments with maturities of three months or less.  Cash and cash equivalents was $127.7 million and $38.8 million as of March 31, 2013 and December 31, 2012, respectively.  The $105.8 million net cash proceeds from the March 26, 2013 equity offering was included in Cash and cash equivalents as of March 31, 2013. Restricted cash was presented on the condensed consolidated balance sheet as “taxes, prepaid expenses and other assets” and was $2.2 million and $2.3 million as of March 31, 2013 and December 31, 2012, respectively.

Adoption of New Accounting Standards

On February 1, 2013, the Financial Accounting Standards Board issued an accounting standards update (ASU) for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements.  The ASU will impact the Company’s recognition, measurement, and disclosure requirements for guarantees on third party debt of its 100%-owned subsidiaries.  The ASU effective date for the Company’s interim and annual reporting is January 1, 2014.  The adoption of the new ASU in 2014 is not expected to have a material impact on the Company’s condensed consolidated financial statements.

Note 3. Stock-based Compensation

Equity Incentive Plan

The Company’s equity incentive plan was approved by stockholders on April 27, 2005.  The Company is authorized to issue awards up to 2,000,000 shares of common stock.

During the three months ended March 31, 2013 and 2012, the Company granted annual Restricted Stock Awards (RSAs) of 70,557 and 89,980 shares, respectively, of common stock to officers and directors of the Company and no RSAs were cancelled. Employee RSAs granted in 2013 vest over 36 months and RSAs granted in 2012 vest over 48 months.  Director RSAs generally vest at the end of 12 months. During the first three months of 2013 and 2012, the shares granted were valued at $20.62 and $17.98 per share, respectively, based upon the fair market value of the Company’s common stock on the date of grant.

On March 1, 2013, the Company granted performance-based Restricted Stock Unit Awards (RSUs) of 50,267 shares of common stock to officers.  Each award reflects a target number of shares that may be issued to the award recipient.  The awards may be earned upon the completion of the three-year performance period ending February 28, 2016.  Whether RSUs are earned at the end of the performance period will be determined based on the achievement of certain performance objectives set by the Board of Director Compensation Committee in connection with the issuance of the RSUs.  The performance objectives are based on the Company’s business plan covering the performance period.  The performance objectives include achieving the budgeted return on equity, budgeted investment in utility plant, customer service standards, and water quality standards.  Depending on the results achieved during the three-year performance period, the actual number of shares that a grant recipient receives at the end of the performance period may range from 0% to 200% of the target shares granted, provided that the grantee is continuously employed by the Company through the vesting date.   If prior to the vesting date employment is terminated by reason of death, disability or normal retirement, then a pro rata portion of this award will vest.  RSUs are not included in diluted shares for financial reporting until earned.  The RSUs are recognized as expense ratably over the three year performance period using a fair market value of $20.62 per share and an estimate of RSUs earned during the performance period.

The Company has recorded compensation costs for the RSAs and RSUs in Operating Expense in the amount of $0.4 million and $0.3 million for the three months ended March 31, 2013 and March 31, 2012, respectively.

Note 4. Equity

The Company’s changes in equity for the three months ended March 31, 2013 were as follows:

Total Stockholders’ Equity
Balance at December 31, 2012	$473,712
Common stock issued, net	105,835
Share-based compensation expense	388
Common stock dividends declared	(6,705)
Net loss	(1,073)
Balance at March 31, 2013	$572,157

On March 26, 2013, the Company sold 5,750,000 shares of its common stock in an underwritten public offering for cash proceeds of approximately $105.8 million, net of $4.9 million underwriting discounts and commissions and offering expenses. The net proceeds from the sale of common stock were added to our general funds to be used for general corporate purposes.  In April 2013, the Company used a portion of the net proceeds from the offering to repay outstanding borrowings on the Company and Cal Water lines of credit of $68.3 million and $25.0 million, respectively.  The issuance of shares of common stock was applied to the condensed consolidated financial statements for the first quarter ended March 31, 2013.

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

The Company’s weighted average number of common shares outstanding during the three months ended March 31, 2013 has been adjusted for the March 26, 2013 equity offering.  A total of 333,856 shares of Stock Appreciation Rights were vested and outstanding and all were anti-dilutive as of March 31, 2013 and March 31, 2012 as shown in the table below.

	Three Months Ended March 31
	2013	2012
Net (loss) income available to common stockholders	$(1,073)	$1,085
Weighted average common shares, basic	42,248	41,842
Dilutive common stock options (treasury method)	—	—
Shares used for dilutive computation	42,248	41,842
Net (loss) income per share - basic	$(0.03)	$0.03
Net (loss) income per share - diluted	$(0.03)	$0.03

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

Cash payments by the Company related to pension plans and other postretirement benefit plans were $7.5 million for the three months ended March 31, 2013 and were $6.0 million during the three months ended March 31, 2012. The 2013 estimated cash contribution to the pension plans is $31.3 million and to the other postretirement benefit plans is $9.6 million.

The following table lists components of net periodic benefit costs for the pension plans and other postretirement benefits. The data listed under “pension plan” includes the qualified pension plan and the non-qualified supplemental executive retirement plan. The data listed under “other benefits” is for all other postretirement benefits.

	Three Months Ended March 31
	Pension Plan		Other Benefits
	2013	2012	2013	2012
Service cost	$4,658	$4,016	$1,695	$1,417
Interest cost	4,063	3,779	1,109	967
Expected return on plan assets	(3,565)	(2,893)	(598)	(468)
Recognized net initial APBO (1)	N/A	N/A	2	69
Amortization of prior service cost	1,541	1,571	20	29
Recognized net actuarial loss	2,224	1,926	916	764
Net periodic benefit cost	$8,921	$8,399	$3,144	$2,778

(1)      APBO - Accumulated postretirement benefit obligation

Note 7. Short-term and Long-term Borrowings

On June 29, 2011, the Company and Cal Water entered into Syndicated Credit Agreements, which provide for unsecured revolving credit facilities of up to an initial aggregate amount of $400 million.  The Syndicated Credit Facilities amend, expand, and replace the Company’s and its subsidiaries’ existing credit facilities originally entered into on October 27, 2009.  The new credit facilities extended the terms until June 29, 2016, increased the Company’s and Cal Water’s unsecured revolving lines of credit, and lowered interest rates and fees.  The Company and subsidiaries that it designates may borrow up to $100 million under the Company’s revolving credit facility. Cal Water may borrow up to $300 million under its revolving credit facility; however, all borrowings need to be repaid within 12-months unless otherwise authorized by the CPUC.  The proceeds from the revolving credit facilities may be used for working capital purposes, including the short-term financing of capital projects.  The base loan rate may vary from LIBOR plus 72.5 basis points to LIBOR plus 95 basis points, depending on the Company’s total capitalization ratio.  Likewise, the unused commitment fee may vary from 8 basis points to 12.5 basis points based on the same ratio.

Both short-term unsecured credit agreements contain affirmative and negative covenants and events of default customary for credit facilities of this type including, among other things, limitations and prohibitions relating to additional indebtedness, liens, mergers, and asset sales. Also, these unsecured credit agreements contain financial covenants governing the Company and its subsidiaries’ consolidated total capitalization ratio and interest coverage ratio. As of March 31, 2013, the Company and Cal Water have met all borrowing covenants for both credit agreements.

As of March 31, 2013 and December 31, 2012, the outstanding borrowings on the Company lines of credit were $68.3 million and $64.5 million, respectively, and were $25.0 million as of March 31, 2013 and December 31, 2012 on the Cal Water lines of credit, respectively.  For the three months ended March 31, 2013, the average borrowing rate was 2.26% compared to 1.60% for the same period last year.

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

The American Taxpayer Relief Act of 2012 provided the Company with additional 50% first-year bonus depreciation for assets placed in service from December 31, 2012 to December 31, 2013. The federal income tax deduction was estimated at $1.6 million in 2012.  The 2012 estimate will be finalized when we file the 2012 tax returns in the third quarter of 2013.

The IRS is presently auditing the Company’s 2010 and 2011 federal income tax returns. It is uncertain when the IRS will complete its audit. The Company believes that the final resolution of the IRS audit will not have a material adverse impact on its financial condition or results of operations.

Note 9. Regulatory Assets and Liabilities

During 2011, the CPUC issued a decision regarding the $34.2 million of litigation proceeds previously received by Cal Water during 2008 which is being used to replace infrastructure damaged by the gasoline additive Methyl tert-butyl ether (MTBE). The decision requires use of these proceeds for costs incurred as a result of MTBE contamination with any related benefits to be provided to Cal Water customers. Such usage includes transfer of the amount to contributions in aid of construction (CIAC) for remediation or replacement project costs once complete. Usage of the proceeds is reported to the CPUC through an Advice Letter or General Rate Case filing. As of December 31, 2012, $22.4 million of the proceeds was recorded as CIAC.  Cal Water did not use any of the proceeds to replace damaged infrastructure during the first quarter of 2013.  The remaining balance of $11.8 million is recorded as other long-term liabilities.

During 2011, Cal Water added balancing accounts for its pension plans and conservation program. Both balancing account effective dates were January 1, 2011. The pension plans balancing account is a two-way balancing account that tracks the differences between actual expenses and adopted rate recovery which will result in either a regulatory asset or liability. The conservation program is a one-way balancing account that tracks the differences between actual expenses and adopted rate recovery which may result in a regulatory liability if actual conservation expenses are less than adopted over the three year period ending December 31, 2013. As of March 31, 2013 and December 31, 2012, the pension balancing account was a regulatory receivable of $3.1 million and $2.4 million, respectively.  The conservation balancing account was a regulatory liability of $5.6 million and $6.5 million as of March 31, 2013 and December 31, 2012, respectively.

Note 10. Commitment and Contingencies

Commitments

The Company has significant commitments to lease certain office spaces and water systems and to purchase water from water wholesalers. These commitments are described in Form 10-K for the year ended December 31, 2012.  As of March 31, 2013, there were no significant changes from December 31, 2012.

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

Other Legal Matters

From time to time, the Company is involved in various disputes and litigation matters that arise in the ordinary course of business. The status of each significant matter is reviewed and assessed for potential financial exposure. If the potential loss from any claim or legal proceeding is considered probable and the amount of the range of loss can be estimated, a liability is accrued for the estimated loss in accordance with the accounting standards for contingencies. Legal proceedings are subject to uncertainties, and the outcomes are difficult to predict. Because of such uncertainties, accruals are based on the best information available at the time. While the outcome of these disputes and litigation matters cannot be predicted with any certainty, management does not believe when taking into account existing reserves the ultimate resolution of these matters will materially affect the Company’s financial position, results of operations, or cash flows.  The Company recognized a liability of $1.3 million and $0.2 million for all known legal matters as of March 31, 2013 and March 31, 2012, respectively.  The cost of litigation is expensed as incurred and any settlement is first offset against such costs.  Any settlement in excess of the cost to litigate is accounted for on a case by case basis, dependant on the nature of the settlement.

Note 11. Fair Value of Financial Assets and Liabilities

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

Advances for construction fair values were estimated using broker quotes from companies that frequently purchase these investments.

	March 31, 2013
		Fair Value
	Cost	Level 1	Level 2	Level 3	Total
Money market investments	$107,418	$107,418	—	—	$107,418
Long -term debt, including current maturities	480,896	—	608,302	—	608,302
Advances for construction	186,242	—	72,073	—	72,073
Total	$774,556	$107,418	$680,375	$—	$787,793

	December 31, 2012
		Fair Value
	Cost	Level 1	Level 2	Level 3	Total
Long -term debt, including current maturities	$481,250	$—	$613,211	$—	$613,211
Advances for construction	187,584	—	70,914	—	70,914
Total	$668,834		$684,125	$—	$684,125

Note 12. Condensed Consolidating Financial Statements

On April 17, 2009, Cal Water issued $100 million aggregate principal amount of 5.875% First Mortgage Bonds due 2019, and on November 17, 2010, Cal Water issued $100 million aggregate principal amount of 5.500% First Mortgage Bonds due 2040, all of which are fully and unconditionally guaranteed by the Company.

The following tables present the condensed consolidating balance sheets as of March 31, 2013 and December 31, 2012, the condensed consolidating statements of income (loss) for the three months ended March 31, 2013 and 2012 and the condensed consolidating statements of cash flows for the three months ended March 31, 2013 and 2012 of (i) California Water Service Group, the guarantor of the first mortgage bonds and the parent company; (ii) California Water Service Company, the issuer of the first mortgage bonds and a 100%-owned consolidated subsidiary of California Water Service Group; and (iii) the other 100%-owned consolidated subsidiaries of California Water Service Group.

CALIFORNIA WATER SERVICE GROUP

CONDENSED CONSOLIDATING BALANCE SHEET

As of March 31, 2013

(In thousands)

	Parent Company	Cal Water	All Other Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS
Utility plant:
Utility plant	$930	$1,951,750	$178,452	$(7,197)	$2,123,935
Less accumulated depreciation and amortization	(122)	(622,808)	(33,946)	1,531	(655,345)
Net utility plant	808	1,328,942	144,506	(5,666)	1,468,590
Current assets:
Cash and cash equivalents	107,418	18,262	1,997	—	127,677
Receivables and unbilled revenue	139	82,418	3,382	—	85,939
Receivables from affiliates	23,677	3,105	952	(27,734)	—
Other current assets	177	16,871	1,032	—	18,080
Total current assets	131,411	120,656	7,363	(27,734)	231,696
Other assets:
Regulatory assets	—	351,031	2,575	—	353,606
Investments in affiliates	484,269	—	—	(484,269)	—
Long-term affiliate notes receivable	30,900	7,769	—	(38,669)	—
Other assets	1,335	42,198	7,133	(203)	50,463
Total other assets	516,504	400,998	9,708	(523,141)	404,069
	$648,723	$1,850,596	$161,577	$(556,541)	$2,104,355
CAPITALIZATION AND LIABILITIES
Capitalization:
Common stockholders’ equity	$572,157	$436,664	$53,084	$(489,748)	$572,157
Affiliate long-term debt	7,768	—	30,901	(38,669)	—
Long-term debt, less current maturities	—	431,230	2,923	—	434,153
Total capitalization	579,925	867,894	86,908	(528,417)	1,006,310
Current liabilities:
Current maturities of long-term debt	—	46,112	631	—	46,743
Short-term borrowings	68,275	25,000	—	—	93,275
Payables to affiliates	955	952	25,827	(27,734)	—
Accounts payable	75	40,241	3,977	—	44,293
Accrued expenses and other liabilities	72	70,081	2,290	—	72,443
Total current liabilities	69,377	182,386	32,725	(27,734)	256,754
Unamortized investment tax credits	—	2,180	—	—	2,180
Deferred income taxes, net	(579)	154,672	4,334	(390)	158,037
Pension and postretirement benefits other than pensions	—	248,385	—	—	248,385
Regulatory and other liabilities	—	79,786	8,690	—	88,476
Advances for construction	—	185,503	739	—	186,242
Contributions in aid of construction	—	129,790	28,181	—	157,971
	$648,723	$1,850,596	$161,577	$(556,541)	$2,104,355

CALIFORNIA WATER SERVICE GROUP

CONDENSED CONSOLIDATING BALANCE SHEET

As of December 31, 2012

(In thousands)

	Parent Company	Cal Water	All Other Subsidiaries	Consolidating Adjustments	Consolidated

ASSETS
Utility plant:
Utility plant	$606	$1,927,190	$175,764	$(7,197)	$2,096,363
Less accumulated depreciation and amortization	(108)	(607,992)	(32,710)	1,503	(639,307)
Net utility plant	498	1,319,198	143,054	(5,694)	1,457,056
Current assets:
Cash and cash equivalents	1,470	34,609	2,711	—	38,790
Receivables	—	87,482	3,833	—	91,315
Receivables from affiliates	19,367	3,195	1,152	(23,714)	—
Other current assets	—	15,535	924	—	16,459
Total current assets	20,837	140,821	8,620	(23,714)	146,564
Other assets:
Regulatory assets	—	341,877	2,542	—	344,419
Investments in affiliates	492,188	—	—	(492,188)	—
Long-term affiliate notes receivable	31,218	7,781	—	(38,999)	—
Other assets	1,023	40,005	7,062	(205)	47,885
Total other assets	524,429	389,663	9,604	(531,392)	392,304
	$545,764	$1,849,682	$161,278	$(560,800)	$1,995,924
CAPITALIZATION AND LIABILITIES
Capitalization:
Common stockholders’ equity	$473,712	$442,923	$54,774	$(497,697)	$473,712
Affiliate long-term debt	7,781	—	31,218	(38,999)	—
Long-term debt, less current maturities	—	431,433	3,034	—	434,467
Total capitalization	481,493	874,356	89,026	(536,696)	908,179
Current liabilities:
Current maturities of long-term debt	—	46,104	679	—	46,783
Short-term borrowings	64,475	25,000	—	—	89,475
Payables to affiliates	77	1,152	22,485	(23,714)	—
Accounts payable	—	41,352	5,847	—	47,199
Accrued expenses and other liabilities	298	58,293	1,019	—	59,610
Total current liabilities	64,850	171,901	30,030	(23,714)	243,067
Unamortized investment tax credits	—	2,180	—	—	2,180
Deferred income taxes, net	(579)	155,481	4,334	(390)	158,846
Pension and postretirement benefits other than pensions	—	244,901	—	—	244,901
Regulatory and other liabilities	—	83,942	8,651	—	92,593
Advances for construction	—	186,753	831	—	187,584
Contributions in aid of construction	—	130,168	28,406	—	158,574
	$545,764	$1,849,682	$161,278	$(560,800)	$1,995,924

CALIFORNIA WATER SERVICE GROUP

CONDENSED CONSOLIDATING STATEMENT OF INCOME (LOSS)

For the three months ended March 31, 2013

(In thousands)

	Parent Company	Cal Water	All Other Subsidiaries	Consolidating Adjustments	Consolidated
Operating revenue	$—	$104,431	$7,013	$—	$111,444
Operating expenses:
Operations:
Water production costs	—	39,441	2,256	—	41,697
Administrative and general	—	22,609	2,672	—	25,281
Other	—	14,189	1,583	(127)	15,645
Maintenance	—	3,965	168	—	4,133
Depreciation and amortization	—	13,757	900	(28)	14,629
Income tax (benefit)	(136)	(727)	(629)	346	(1,146)
Taxes other than income taxes	—	4,854	581	—	5,435
Total operating (income) expenses	(136)	98,088	7,531	191	105,674
Net operating income (loss)	136	6,343	(518)	(191)	5,770
Other Income and Expenses:
Non-regulated revenue	570	3,182	532	(762)	3,522
Non-regulated expenses, net	—	(1,920)	(497)	—	(2,417)
Income tax (expense) on other income and expense	(232)	(514)	(39)	334	(451)
Net other income (expense)	338	748	(4)	(428)	654
Interest:
Interest expense	334	7,727	612	(636)	8,037
Less: capitalized interest	—	(379)	(161)	—	(540)
Net interest expense	334	7,348	451	(636)	7,497
Equity earnings of subsidiaries	(1,213)	—	—	1,213	—
Net (loss)	$(1,073)	$(257)	$(973)	$1,230	$(1,073)

CALIFORNIA WATER SERVICE GROUP

CONDENSED CONSOLIDATING STATEMENT OF INCOME (LOSS)

For the three months ended March 31, 2012

(In thousands)

	Parent Company	Cal Water	All Other Subsidiaries	Consolidating Adjustments	Consolidated
Operating revenue	$—	$109,825	$6,924	$—	$116,749
Operating expenses:
Operations:
Water production costs	—	36,542	2,410	—	38,952
Administrative and general	36	20,652	2,330	—	23,018
Other	—	22,372	1,580	(126)	23,826
Maintenance	—	5,557	203	—	5,760
Depreciation and amortization	(5)	13,300	686	(30)	13,951
Income tax (benefit) expense	(140)	247	(415)	336	28
Taxes other than income taxes	—	4,059	548	—	4,607
Total operating (income) expenses	(109)	102,729	7,342	180	110,142
Net operating income (loss)	109	7,096	(418)	(180)	6,607
Other Income and Expenses:
Non-regulated revenue	471	3,824	573	(732)	4,136
Non-regulated expenses, net	—	(1,698)	(401)	—	(2,099)
Income tax (expense) on other income and expense	(192)	(866)	(89)	324	(823)
Net other income	279	1,260	83	(408)	1,214
Interest:
Interest expense	314	7,406	525	(606)	7,639
Less: capitalized interest	—	(598)	(305)	—	(903)
Net interest expense	314	6,808	220	(606)	6,736
Equity earnings of subsidiaries	1,011	—	—	(1,011)	—
Net income (loss)	$1,085	$1,548	$(555)	$(993)	$1,085

CALIFORNIA WATER SERVICE GROUP

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the three months ended March 31, 2013

(In thousands)

	Parent Company	Cal Water	All Other Subsidiaries	Consolidating Adjustments	Consolidated
Operating activities:
Net (loss)	$(1,073)	$(257)	$(973)	$1,230	$(1,073)
Adjustments to reconcile net (loss) to net cash provided by (used in) operating activities:
Equity earnings of subsidiaries	1,213	—	—	(1,213)	—
Dividends received from affiliates	6,705	—	—	(6,705)	—
Depreciation and amortization	14	14,192	932	(28)	15,110
Change in value of life insurance contracts	—	(510)	—	—	(510)
Other changes in noncurrent assets and liabilities	77	(63)	(63)	11	(38)
Changes in operating assets and liabilities:
Other changes, net	(466)	4,853	1,673	—	6,060
Net cash provided by operating activities	6,470	18,215	1,569	(6,705)	19,549
Investing activities:
Utility plant expenditures	(324)	(27,161)	(4,616)	—	(32,101)
Net changes in affiliate advances	(4,293)	91	(243)	4,445	—
Proceeds from affiliates long-term debt	300	12	—	(312)	—
Purchase of life insurance	—	(1,539)	—	—	(1,539)
Changes in restricted cash and other changes, net	—	108	—	—	108
Net cash (used in) investing activities	(4,317)	(28,489)	(4,859)	4,133	(33,532)
Financing Activities:
Short-term borrowings	3,800	—	—	—	3,800
Repayment of long-term borrowings	—	(195)	(160)	—	(355)
Net changes in affiliate advances	877	(200)	3,768	(4,445)	—
Repayment of affiliates long-term borrowings	(12)	—	(300)	312	—
Advances and contributions in aid for construction	—	1,903	13	—	1,916
Refunds of advances for construction	—	(1,592)	(29)	—	(1,621)
Dividends paid to non-affiliates	(6,705)	—	—	—	(6,705)
Dividends paid to affiliates	—	(5,989)	(716)	6,705	—
Issuance of common stock, net	105,835	—	—	—	105,835
Net cash provided by (used in) financing activities	103,795	(6,073)	2,576	2,572	102,870
Change in cash and cash equivalents	105,948	(16,347)	(714)	—	88,887
Cash and cash equivalents at beginning of period	1,470	34,609	2,711	—	38,790
Cash and cash equivalents at end of period	$107,418	$18,262	$1,997	$—	$127,677

CALIFORNIA WATER SERVICE GROUP

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the three months ended March 31, 2012

(In thousands)

	Parent Company	Cal Water	All Other Subsidiaries	Consolidating Adjustments	Consolidated
Operating activities:
Net income (loss)	$1,085	$1,548	$(555)	$(993)	$1,085
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity earnings of subsidiaries	(1,011)	—	—	1,011	—
Dividends received from affiliates	6,586	—	—	(6,586)	—
Depreciation and amortization	14	13,706	720	(30)	14,410
Change in value of life insurance contracts	—	(1,713)	—	—	(1,713)
Other changes in noncurrent assets and liabilities	433	2,365	(40)	44	2,802
Changes in operating assets and liabilities:
Other changes, net	(377)	13,862	(7,121)	(32)	6,332
Net cash provided by (used in) operating activities	6,730	29,768	(6,996)	(6,586)	22,916
Investing activities:
Utility plant expenditures	—	(25,717)	(2,948)	—	(28,665)
Net changes in affiliate advances	(3,511)	433	—	3,078	—
Proceeds from affiliates long-term debt	135	12	—	(147)	—
Purchase of life insurance	—	(1,357)	—	—	(1,357)
Changes in restricted cash and other changes, net	—	102	—	—	102
Net cash (used in) investing activities	(3,376)	(26,527)	(2,948)	2,931	(29,920)
Financing Activities:
Short-term borrowings	4,650	1,000	—	—	5,650
Repayment of short-term borrowings	(1,000)	(1,000)	—	—	(2,000)
Repayment of long-term borrowings	—	(266)	(165)	—	(431)
Net changes in affiliate advances	—	(124)	3,202	(3,078)	—
Repayment of affiliates long-term borrowings	(12)	—	(135)	147	—
Advances and contributions in aid for construction	—	1,151	5	—	1,156
Refunds of advances for construction	—	(1,934)	(40)	—	(1,974)
Dividends paid to non-affiliates	(6,586)	—	—	—	(6,586)
Dividends paid to affiliates	—	(5,882)	(704)	6,586	—
Net cash (used in) provided by financing activities	(2,948)	(7,055)	2,163	3,655	(4,185)
Change in cash and cash equivalents	406	(3,814)	(7,781)	—	(11,189)
Cash and cash equivalents at beginning of period	89	18,475	8,639	—	27,203
Cash and cash equivalents at end of period	$495	$14,661	$858	$—	$16,014

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

CRITICAL ACCOUNTING POLICIES

We maintain our accounting records in accordance with accounting principles generally accepted in the United States of America (GAAP) and as directed by the Commissions to which our operations are subject. The process of preparing financial statements in accordance with GAAP requires the use of estimates on the part of management. The estimates used by management are based on historic experience and an understanding of current facts and circumstances. Management believes that the following accounting policies are critical because they involve a higher degree of complexity and judgment, and can have a material impact on our results of operations, financial condition, and cash flows of the business. These policies and their key characteristics are discussed in detail in the 2012 Form 10-K. They include:

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

•                       goodwill accounting and evaluation for impairment; and

•                       contingencies.

For the three-month period ended March 31, 2013, there were no changes in the methodology for computing critical accounting estimates, no additional accounting estimates met the standards for critical accounting policies, and there were no material changes to the important assumptions underlying the critical accounting estimates.

RESULTS OF FIRST QUARTER 2013 OPERATIONS COMPARED TO

FIRST QUARTER 2012 OPERATIONS

Amounts in thousands except share data

Overview

The net loss for the three month period ended March 31, 2013, was $1.1 million, or a $0.03 loss per diluted common share compared to net income of $1.1 million or $0.03 per diluted common share for the three month period ended March 31, 2012. The decrease during the first quarter of 2013 was partially due to the reversal of 2011 deferred WRAM operating revenue of $8.9 million and MCBA associated costs of $7.2 million during the first quarter of 2012, which had added net income of $1.1 million in the first quarter of 2012 compared to the deferral of WRAM operating revenue and MCBA associated costs during the first quarter of 2013 which reduced net income $0.1 million.  Also, the accrual for unbilled operating revenue as of March 31, 2013 decreased pre-tax income $3.0 million compared to the prior year due to a decrease in customer consumption during the first quarter of 2013.  Pre-tax cost increases of $6.5 million in wage and benefit costs, self-insurance costs, and conservation costs were partially offset a pre-tax $1.6 million decrease in maintenance costs. Other income, net of income taxes, decreased $0.6 million, mostly due to a lower unrealized gain on our benefit plan insurance investments during the first quarter of 2013 compared to first quarter 2012.

Operating Revenue

Operating revenue decreased $5.3 million or 5% to $111.4 million in the first quarter of 2013.  The factors that impacted the operating revenue for the first quarter of 2013 compared to 2012 are as follows:

Rate increases	$2,533
Conservation balancing account	1,167
Deferral of net WRAM and MCBA revenue	(9,841)
Usage	(3,501)
Pension balancing account	(242)
Net effect of WRAM and other	4,579
Net operating revenue decrease	$(5,305)

The deferral of net WRAM and MCBA revenue in the table above occurs whenever a district net receivable balance is estimated to be collected more than 24 months after the respective reporting period in which it was recognized.  The deferrals are reversed when district net receivable balances are estimated to be collected within 24-months.   The $9.8 million net revenue decrease during the first quarter of 2013 compared to the first quarter of 2012 was mostly due to an $8.9 million benefit during the first quarter of 2012 from the reversal of the 2011 deferred net WRAM and MCBA revenue and from the deferral of net WRAM and MCBA revenue of $1.1 million during the first quarter of 2013.

The net change in usage in the above table refers primarily to the difference between actual metered customer consumption during the three months ended March 31, 2013 compared to the three months ended March 31, 2012.  The $3.5 million usage revenue decrease was due to a decrease in customer consumption during the first quarter of 2013 compared to the prior year.  In part, this reflects a $3.0 million decrease in accrued unbilled operating revenue which is not a component of the WRAM.  The WRAM is a cash basis mechanism which records changes in billed operating revenue.  The quarterly changes in the accrued unbilled operating revenue usually vary year over year.  These changes are usually most variable in the first and third quarters due to weather conditions and have not had a significant impact on annual revenue in past years.

The net effect of WRAM and other in the above table refers primarily to the revenue changes recognized by the WRAM and MCBA. The WRAM is impacted by changes in consumption patterns from our historical trends as well as an increase in conservation efforts. The MCBA, which records the differences in production costs from the adopted costs, is recorded as an element of revenue as it represents pass through costs which are billed to customers. The MCBA is impacted by changes in total production quantities, the production mix of the source of water, the price paid for purchased water and power, and the amount of pump taxes paid. The net change during the three months ended March 31, 2013 compared to the three months ended March 31, 2012 resulted in an increase to revenue of $4.6 million.

The components of the rate increases are as follows:

Purchased water offset increases	$1,599
Step rate increases	1,425
General rate case (GRC) increases	717
Cost of capital adjustment mechanism and other	(1,208)
Total increase in rates	$2,533

Total Operating Expenses

Total operating expenses were $105.7 million for the first quarter of 2013, versus $110.1 million for the same period in 2012, a 4% decrease.

Water production expense consists of purchased water, purchased power, and pump taxes. It represents the largest component of total operating expenses, accounting for approximately 39% of total operating expenses in the first quarter of 2013. Water production expenses increased 7% compared to the same period last year mostly due to increased costs for purchased water. Our wholly-owned operating subsidiaries, Washington Water, New Mexico Water, and Hawaii Water obtain all of their water supply from wells.

Sources of water as a percent of total water production are listed in the following table:

	Three Months Ended March 31
	2013	2012
Well production	43%	45%
Purchased	52%	52%
Surface	5%	3%
Total	100%	100%

The components of water production costs are shown in the table below:

	Three Months Ended March 31
	2013	2012	Change
Purchased water	$34,847	$31,856	$2,991
Purchased power	4,850	5,141	(291)
Pump taxes	2,000	1,955	45
Total	$41,697	$38,952	$2,745

Purchased water costs increased due to price increases from water wholesalers, despite a 7% decrease in water production for the first quarter 2013 compared to first quarter of 2012.

Administrative and general expense and other operations expense decreased 13% to $40.9 million.  The decrease was due to changes in deferred MCBA costs associated with the deferral of net WRAM operating revenue.   During the first quarter of 2012, a $7.2 million increase to other operations expense was recognized from the reversal of the 2011deferred net WRAM operating revenue and MCBA associated cost adjustment as compared to a $0.9 million reduction to other operations expense during the first quarter of 2013 from the deferred net WRAM operating revenue and MCBA associated cost adjustment.  Cost increases of $6.5 million in employee benefits and wage costs, self insurance costs and increases in conservation program expenses during the first quarter of 2013 was offset by the decrease in other operations expense due to the reversal of the 2011 deferred net WRAM operating revenue and MCBA associated costs explained above. Wage increases became effective January 1, 2013.  At March 31, 2013, there were 1,131 employees and at March 31, 2012, there were 1,124 employees.

Maintenance expense decreased by 28% to $4.1 million in the first quarter of 2013 compared to $5.8 million in the first quarter of 2012, due to a decrease in main water treatment facilities and transmission and distribution mains repairs.

Depreciation and amortization expense increased $0.7 million, or 5%, mostly due to 2012 capital additions.

Federal and state income taxes charged to operating expenses decreased $1.2 million in the first quarter of 2013 because of a decrease to net operating income and an increase in net interest expense.    Federal and state income taxes charged to other income and expenses decrease $0.4 million in the first quarter of 2013 mostly due to a decrease in unrealized gains on our benefit plan insurance investments.  We expect the effective tax rate to be between 38% and 42% for fiscal year 2013.

Other Income and Expense

Other income decreased $0.6 million in the first quarter of 2013 mostly due to a decrease in unrealized gains on our benefit plan insurance investments. The unrealized gain on our benefit plan insurance investments was $0.5 million during the first quarter of 2013 compared to an unrealized gain of $1.7 million in the same period last year, which was a decrease of $1.2 million.

Interest Expense

Net interest expense, net of interest capitalized, increased $0.8 million, or 11%, to $7.5 million for the first quarter of 2013 compared to the same period last year. The increase was mostly due to an increase in short term borrowing interest rates, and a decrease in capitalized interest charged to construction projects.

REGULATORY MATTERS

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

GRCs, escalation rate increase filings, and offset filings change rates to amounts that will remain in effect until the next GRC. The CPUC follows a rate case plan, which requires Cal Water to file a GRC for each of its regulated operating districts every three years. In a GRC proceeding, the CPUC not only considers the utility’s rate setting requests, but may also consider other issues that affect the utility’s rates and operations. The CPUC is generally required to issue its GRC decision prior to the first day of the test year or authorize interim rates. In accordance with the rate case plan, the Commission issued a decision on Cal Water’s 2009 general rate case filing in the fourth quarter of 2010 with rates effective on January 1, 2011. In accordance with the CPUC’s rate case plan for Class A water utilities Cal Water filed a GRC on July 5, 2012, which is applicable to all of its California Districts. Any rate change as a result of that filing is expected to be effective on January 1, 2014.

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

Cal Water’s Water Revenue Adjustment Mechanisms (WRAMs) and Modified Cost Balancing Accounts (MCBAs) were authorized by the CPUC to remove the disincentive associated with lower water consumption levels caused by promoting water conservation programs. In order to maintain revenue neutrality, the CPUC de-coupled Cal Water’s revenue requirement from ratepayer usage with the WRAM/MCBA. Under the WRAM/MCBA, Cal Water recovers the full quantity revenue amounts authorized by the CPUC by using advice letter filings for any unbilled quantity revenue amounts or refunds for overcollection, regardless of customer usage volumes.

Advice letters, which implement surcharges and surcredits to amortize balances in the WRAM and MCBA accounts, are filed between February and April of each year based on the district balances for the last calendar year. Based on current CPUC interpretations, most surcharges are amortized between 12 or 18 months. The WRAM and MCBA amounts are cumulative, so if they are not amortized in a given calendar year, the balance will be carried forward and included with the following year balance.

2012 Regulatory Activity

2012 California GRC filing

On July 5, 2012, Cal Water filed its 2012 GRC application covering all district and general office revenue requirements. The GRC application requested an increase of $92.7 million or 19.4% in rates for 2014, $17.2 million or 3.0% in rates for 2015 and $16.9 million or 2.9% in rates for 2016. Additionally, the GRC includes a number of special requests. The Division of Ratepayer Advocates (DRA) at the CPUC has reviewed the filing and submitted testimony and has made recommendation regarding Cal Water’s filing. In addition, five intervening parties representing various ratepayer interests submitted testimony recommending changes to Cal Water’s proposals.

Cal Water is in the process of reviewing parties’ recommendations and evaluating the validity of underlying data.  Cal Water’s rebuttal testimony will challenge those recommendations, as appropriate.  Settlement negotiations with DRA and intervenors will begin in May, and evidentiary hearings are scheduled for mid-June.  Any rate change as a result of this filing is expected to be effective on January 1, 2014.

Building Renovation on General Office Campus

On March 4, 2013, Cal Water and the CPUC’s Division of Ratepayer Advocates submitted a proposed settlement that would allow Cal Water to recover $5.7 million in capital costs for renovating a building on Cal Water’s San Jose campus that houses the information technology, human resources, and customer service departments. Cal Water originally requested recovery of $6.0 million for the renovation, which included reconfiguration and expansion of the old building. While the substantive issues are being evaluated in a separate proceeding, the revenue increase Cal Water proposed in its 2012 GRC filing already includes the $6.0 million requested for the renovation. The level of cost recovery the CPUC authorizes for the renovation in the separate proceeding will be incorporated into the final rates adopted in the 2012 GRC proceeding that are expected to be effective on January 1, 2014.

Federal Income Tax Bonus Depreciation

In 2011, Cal Water filed for and received approval to track the benefits from federal income tax accelerated depreciation in a memorandum account due to the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010. Additional federal income tax deductions for assets placed in service after September 8, 2010, and before December 31, 2011, were $0.1 million for 2010 and $12.2 million for 2011. The memorandum account may result in a surcredit because of the impact to Cal Water’s revenue requirement for changes to working cash estimates, reductions to federal income tax qualified U.S. production activities deductions (QPAD), and changes to contributions-in-aid-of-construction. As of March 31, 2013, the estimated surcredit range is between $0.6 million and $1.1 million. The CPUC will determine the disposition of amounts recorded in the memorandum account in Cal Water’s next GRC.

Service Line Insurance Billing

As a consequence of D.07-12-055, which resolved Cal Water’s 2006 GRC, Cal Water was required to demonstrate that its non-regulated Extended Service Protection (ESP) business or its successor complies with CPUC rules. Cal Water made an administrative compliance filing in 2008 which was rejected. Cal Water subsequently filed A.08-05-019 requesting Commission confirmation that the interaction between Cal Water, CWS Utility Services, and HomeServe USA complied with all applicable rules. During the proceeding, the CPUC established a memorandum account to record Cal Water’s revenues and expenses related to the non-regulated service line insurance business. On February 28, 2013, the CPUC adopted D.13-02-026 and approved the settlement between Cal Water and the CPUC’s Division of Ratepayer Advocates resolving all issues in the proceeding and authorizing Cal Water to continue providing billing services to HomeServe USA.  Consistent with the settlement, Cal Water will issue a surcredit of $2.2 million to residential ratepayers over a 12-month period, and will amortize and close the memorandum account in early 2014.

Escalation Increase filings

As a part of the decision of the 2009 General Rate Case, Cal Water is authorized to file annual escalation rate increases for 2012 and 2013. In January 2012, Cal Water implemented escalation rate increases in 17 districts. The annual gross revenue associated with these increases is $8.7 million. In January 2013, Cal Water implemented escalation rate increases in 19 districts. The annual gross revenue associated with these increases is $9.6 million.

Expense Offset filings

In March 2013, Cal Water filed three advice letters to true-up its WRAM/MCBA balances in all of its regulated districts totaling $23.6 million in revenues in the form of 12, 18 or 20+ month surcharges depending on the size of the balance in relation to the annual revenues of the district. Cal Water also filed advice letters to offset increased purchased water and pump tax rates in five of its regulated districts totaling $4.6 million in annual revenue. Expense offsets are dollar-for-dollar increases in revenue to match increased expenses and interact with the WRAM and MCBA mechanisms so that net operating income is not affected by an offset increase.

Ratebase Offset filings

In February 2013, Cal Water filed advice letters to offset several infrastructure improvement projects in two districts totaling $0.5 million in annual revenue. For construction projects that are authorized in GRCs as advice letter projects, companies are allowed to file rate base offsets to increase revenues after the plant is placed into service. The projects filed in this quarter were authorized in the 2009 GRC. Some of the remaining advice letter projects approved in the 2009 GRC are scheduled to be completed during 2013 or later, while others may be canceled due to changes in operational needs.

Regulatory Activity — Other States

2011 Pukalani (Hawaii) GRC Filing

In August 2011, Hawaii Water filed a general rate case for the Pukalani wastewater system requesting $1.3 million in additional annual revenues. Hawaii Water reached a comprehensive and conceptual settlement with the Consumer Advocate. This settlement would result in an increase of $0.2 million in 2013, another increase of $0.2 million in 2014, and another increase of $0.2 million in 2015 each increase is separated by one year. A Decision and Order from the Commission approving this stipulated settlement is currently pending.

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

LIQUIDITY

Cash flow from Operations

Cash flow from operations for the first quarter of 2013 was $19.5 million compared to $22.9 million for the same period of 2012. Cash generated by operations varies during the year due to customer billings, timing of contributions to our benefit plans, and timing of estimated tax payments.

During the first quarter of 2013 we made contributions of $7.5 million to our pension and retiree health care plans compared to contributions of $6.0 million made during the first quarter of 2012.  The 2013 estimated cash contribution to the pension plans is $31.3 million and to the other postretirement benefit plans is $9.6 million.

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

Investing Activities

During the first quarter of 2013 and 2012, we used $32.1 million and $28.7 million, respectively, of cash for both company-funded and developer-funded capital expenditures. For 2013, our capital budget is approximately $120 to $130 million.  Annual expenditures fluctuate each year due to the availability of construction resources and our ability to obtain construction permits in a timely manner.

Financing Activities

On March 26, 2013, the Company sold 5,750,000 shares of its common stock in an underwritten public offering for cash proceeds of approximately $105.8 million, net of underwriting discounts and commissions and offering expenses. The net proceeds from the sale of common stock were added to our general funds to be used for general corporate purposes.  In April 2013, the Company used a portion of the net proceeds from the offering to repay outstanding borrowings on the Company and Cal Water lines of credit of $68.3 million and $25.0 million, respectively.

During the first quarter of 2013, the Company borrowed $3.8 million on our unsecured revolving credit facilities.

The undercollected net WRAM and MCBA receivable balances were $48.6 million as of March 31, 2013 and $46.1 million as of December 31, 2012, respectively. The CPUC shortened the amortization periods for undercollected net WRAM and MCBA balances such that most balances will be collected within 18-months.  This change is expected to improve cash flows during 2013. The undercollected balances were primarily financed by Cal Water using short-term and long-term financing arrangements to meet operational cash requirements. Interest on the undercollected balances, the interest recoverable from ratepayers, is limited to the current 90-day commercial paper rates which is significantly lower than Cal Water’s short and long-term financing rates.

Short-Term and Long-Term Financing

Short-term liquidity is provided by our unsecured revolving credit facilities, which were amended and replaced on June 29, 2011, and internally generated funds. Long-term financing is accomplished through the use of both debt and equity.  On September 23, 2010, the CPUC authorized Cal Water to issue $350 million of debt and common stock to finance capital projects and operations.

During the first quarter of 2013, we utilized cash generated from the sale of Company common stock, operations, and borrowings on the unsecured revolving credit facilities. We did not issue any first mortgage bonds in 2013. In future periods, management anticipates funding our capital needs through a relatively balanced approach between long term debt and equity.

As of March 31, 2013, there were short-term borrowings of $93.3 million outstanding on the unsecured revolving credit facilities compared to $89.5 million as of December 31, 2012.  The March 31, 2013 short-term borrowings were paid in-full during the month of April 2013.

Given our ability to access our lines of credit on a daily basis, cash balances are managed to levels required for daily cash needs and excess cash is invested in short-term or cash equivalent instruments. Minimal operating levels of cash are maintained for Washington Water, New Mexico Water, and Hawaii Water.

Both short-term credit agreements contain affirmative and negative covenants and events of default customary for credit facilities of this type including, among other things, limitations and prohibitions relating to additional indebtedness, liens, mergers, and asset sales. Also, these unsecured credit agreements contain financial covenants governing the Company and its subsidiaries’ consolidated total capitalization ratio not to exceed 66.7% and an interest coverage ratio of three or more. As of March 31, 2013, the Company’s total capitalization ratio was 52.1% (trade payable is included as debt for this calculation) and interest ratio was greater than five. In summary, we have met all of the covenant requirements and are eligible to use the full amounts of these credit agreements.  As of March 31, 2013, we have met all of the covenant requirements and are eligible to use the full amount of the commitment.

Bond principal and other long-term debt payments were $0.4 million during the first quarter of 2013 compared to $2.4 million during the first quarter of 2012.

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

Dividends, Book Value and Shareholders

The first quarter of 2013 common stock dividend of $0.16 per share was paid on February 22, 2013, compared to a quarterly dividend in the first quarter of 2012 of $0.1575. This was our 272nd consecutive quarterly dividend. Annualized, the 2013 dividend rate is $0.64 per common share, compared to $0.63 in 2012. For the full year 2012, the payout ratio was 54% of net income. On a long-term basis, our goal is to achieve a dividend payout ratio of 60% of net income accomplished through future earnings growth.

At its April 24, 2013 meeting, the Board declared the second quarter dividend of $0.16 per share payable on May 17, 2013, to stockholders of record on May 6, 2013. This was our 273rd consecutive quarterly dividend.

2013 Financing Plan

We intend to fund our capital needs in future periods through a relatively balanced approach between long-term debt and equity. The Company and Cal Water have a three-year syndicated unsecured revolving line of credit of $100 million and $300 million, respectively for short-term borrowings. As of March 31, 2013, the Company’s availability on these unsecured revolving lines of credit was $306.7 million.

Book Value and Stockholders of Record

Book value per common share was $11.99 at March 31, 2013 compared to $11.30 at December 31, 2012.

There were approximately 2,329 stockholders of record for our common stock as of April 24, 2013.

Utility Plant Expenditures

During the first quarter of 2013, capital expenditures totaled $32.1 million for company-funded and developer-funded projects. The planned 2013 company-funded capital expenditure budget is approximately $120 to $130 million. The actual amount may vary from the budget number due to timing of actual payments related to current year and prior year projects. We do not control third-party-funded capital expenditures and therefore are unable to estimate the amount of such projects for 2013.

At March 31, 2013, construction work in progress was $147.5 million compared to $123.2 million at March 31, 2012. Work in progress includes projects that are under construction but not yet complete and placed in service.

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

California’s normal weather pattern yields little precipitation between mid-spring and mid-fall. The Washington Water service areas receive precipitation in all seasons, with the heaviest amounts during the winter. New Mexico Water’s rainfall is heaviest in the summer monsoon season. Hawaii Water receives precipitation throughout the year, with the largest amounts in the winter months. Water usage in all service areas is highest during the warm and dry summers and declines in the cool winter months. Rain and snow during the winter months replenish underground water aquifers and fill reservoirs, providing the water supply for subsequent delivery to customers. As of April 1, 2013, the State of California snowpack water content and rainfall accumulation during the 2012 — 2013 water year is 95% of normal (per the California Department of Water Resources, Northern Sierra Precipitation Accumulation report). Precipitation in California during the three months ended March 31, 2013 was normal. Management believes that supply pumped from underground aquifers and purchased from wholesale suppliers will be adequate to meet customer demand during 2013 and beyond. Long-term water supply plans are developed for each of our districts to help assure an adequate water supply under various operating and supply conditions. Some districts have unique challenges in meeting water quality standards, but management believes that supplies will meet current standards using current treatment processes.

CONTRACTUAL OBLIGATIONS

During the three-months ended March 31, 2013, there were no material changes in contractual obligations outside the normal course of business.

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

Our management, with the participation of our CEO and our CFO, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2013. Based on that evaluation, we concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

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

Item 1A.

RISK FACTORS

There have been no material changes to the Company’s risk factors set forth in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year-ended December 31, 2012, filed with the SEC on February 28, 2013.

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

CALIFORNIA WATER SERVICE GROUP
Registrant

May 6, 2013	By:	/s/ Thomas F. Smegal III
Thomas F. Smegal III
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