Form 10-Q
period 2013-06-30
CALIFORNIA WATER SERVICE GROUP
filed 2013-08-01
CIK 1035201

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common shares outstanding as of August 1, 2013 — 47,734,035

PART I FINANCIAL INFORMATION

Item 1.

FINANCIAL STATEMENTS

The condensed consolidated financial statements presented in this filing on Form 10-Q have been prepared by management and are unaudited.

CALIFORNIA WATER SERVICE GROUP

CONDENSED CONSOLIDATED BALANCE SHEETS

Unaudited

(In thousands, except per share data)

	June 30, 2013	December 31, 2012
ASSETS
Utility plant:
Utility plant	$2,160,706	$2,096,363
Less accumulated depreciation and amortization	(670,452)	(639,307)
Net utility plant	1,490,254	1,457,056
Current assets:
Cash and cash equivalents	38,668	38,790
Receivables: net of allowance for doubtful accounts of $714 for both periods presented Customers	41,493	29,958
Regulatory balancing accounts	25,560	34,020
Other	14,335	11,943
Unbilled revenue	24,750	15,394
Materials and supplies at weighted average cost	5,720	5,874
Taxes, prepaid expenses and other assets	13,550	10,585
Total current assets	164,076	146,564
Other assets:
Regulatory assets	353,910	344,419
Goodwill	2,615	2,615
Other assets	47,752	45,270
Total other assets	404,277	392,304
	$2,058,607	$1,995,924
CAPITALIZATION AND LIABILITIES
Capitalization:
Common stock, $.01 par value; 68,000,000 shares authorized, 47,734,035 and 41,908,218 outstanding in 2013 and 2012, respectively	$477	$419
Additional paid-in capital	327,628	221,013
Retained earnings	250,375	252,280
Total common stockholders’ equity	578,480	473,712
Long-term debt, less current maturities	430,705	434,467
Total capitalization	1,009,185	908,179
Current liabilities:
Current maturities of long-term debt	48,040	46,783
Short-term borrowings	28,815	89,475
Accounts payable	57,158	47,199
Regulatory balancing accounts	4,717	5,018
Accrued interest	4,608	4,705
Accrued expenses and other liabilities	52,872	49,887
Total current liabilities	196,210	243,067
Unamortized investment tax credits	2,180	2,180
Deferred income taxes, net	167,611	158,846
Pension and postretirement benefits other than pensions	248,003	244,901
Regulatory and other liabilities	88,578	92,593
Advances for construction	186,202	187,584
Contributions in aid of construction	160,638	158,574
Commitments and contingencies
	$2,058,607	$1,995,924

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

CALIFORNIA WATER SERVICE GROUP

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

Unaudited

(In thousands, except per share data)

For the three months ended	June 30, 2013	June 30, 2012
Operating revenue	$154,555	$143,552
Operating expenses:
Operations:
Water production costs	59,645	52,678
Administrative and general	23,155	22,167
Other operations	17,030	17,729
Maintenance	4,188	4,605
Depreciation and amortization	14,491	13,712
Income taxes	9,548	9,062
Property and other taxes	5,715	3,977
Total operating expenses	133,772	123,930
Net operating income	20,783	19,622
Other income and expenses:
Non-regulated revenue	3,215	4,051
Non-regulated expenses, net	(3,240)	(3,695)
Income tax benefit (expense) on other income and expenses	16	(138)
Net other (expense) income	(9)	218
Interest expense:
Interest expense	7,803	7,821
Less: capitalized interest	(539)	(946)
Net interest expense	7,264	6,875
Net income	$13,510	$12,965
Earnings per share
Basic	$0.28	$0.31
Diluted	$0.28	$0.31
Weighted average shares outstanding
Basic	47,729	41,911
Diluted	47,760	41,911
Dividends declared per share of common stock	$0.16000	$0.15750

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

CALIFORNIA WATER SERVICE GROUP

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

Unaudited

(In thousands, except per share data)

For the six months ended	June 30, 2013	June 30, 2012
Operating revenue	$265,999	$260,301
Operating expenses:
Operations:
Water production costs	101,342	91,630
Administrative and general	48,436	45,185
Other operations	32,675	41,555
Maintenance	8,321	10,365
Depreciation and amortization	29,120	27,663
Income taxes	8,402	9,090
Property and other taxes	11,150	8,584
Total operating expenses	239,446	234,072
Net operating income	26,553	26,229
Other income and expenses:
Non-regulated revenue	6,737	8,187
Non-regulated expenses, net	(5,657)	(5,794)
Income tax (expense) on other income and expenses	(435)	(961)
Net other income	645	1,432
Interest expense:
Interest expense	15,840	15,460
Less: capitalized interest	(1,079)	(1,849)
Net interest expense	14,761	13,611
Net income	$12,437	$14,050
Earnings per share
Basic	$0.28	$0.34
Diluted	$0.28	$0.34
Weighted average shares outstanding
Basic	45,004	41,877
Diluted	45,034	41,877
Dividends declared per share of common stock	$0.32000	$0.31500

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

CALIFORNIA WATER SERVICE GROUP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

(In thousands)

For the six months ended :	June 30, 2013	June 30, 2012
Operating activities
Net income	$12,437	$14,050
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	30,088	28,554
Change in value of life insurance contracts	(504)	(1,635)
Other changes in noncurrent assets and liabilities	1,350	(1,658)
Changes in operating assets and liabilities:
Receivables	(19,686)	(20,701)
Accounts payable	8,787	8,879
Other current assets	(3,889)	(5,108)
Other current liabilities	8,193	9,716
Net cash provided by operating activities	36,776	32,097
Investing activities:
Utility plant expenditures	(66,190)	(61,984)
Purchase of life insurance	(1,608)	(1,357)
Change in restricted cash and other changes	1,079	6
Net cash used in investing activities	(66,719)	(63,335)
Financing activities:
Short-term borrowings	32,615	62,635
Repayment of short-term borrowings	(93,275)	(22,000)
Proceeds from long-term debt	48	123
Repayment of long-term debt	(2,553)	(1,645)
Advances and contributions in aid of construction	5,006	2,760
Refunds of advances for construction	(3,512)	(3,835)
Issuance of common stock	110,688	—
Common stock issuance cost	(4,853)	—
Dividends paid	(14,343)	(13,187)
Net cash provided by financing activities	29,821	24,851
Change in cash and cash equivalents	(122)	(6,387)
Cash and cash equivalents at beginning of period	38,790	27,203
Cash and cash equivalents at end of period	$38,668	$20,816
Supplemental information
Cash paid for interest (net of amounts capitalized)	$14,383	$13,143
Cash paid for income taxes	$—	$—
Supplemental disclosure of non-cash activities:
Accrued payables for investments in utility plant	$9,492	$8,998
Utility plant contribution by developers	$6,809	$8,710

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

CALIFORNIA WATER SERVICE GROUP

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2013

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

The change to deferred net WRAM and MCBA balances during the six months ended June 30, 2013 was:

	Operating Revenues	Operating Costs	Income Before Income Taxes
Net WRAM and MCBA deferral as of December 31, 2012	$882	$719	$163
Less: reversal of prior year deferral during the six months ended June 30, 2013	(415)	(317)	(98)
Add: net WRAM and MCBA deferral during the six months ended June 30, 2013	800	687	113
Net amount during the six months ended June 30, 2013	385	370	15
Net WRAM and MCBA deferral as of June 30, 2013	$1,267	$1,089	$178

The change to deferred net WRAM and MCBA balances during the six months ended June 30, 2012 was:

	Operating Revenues	Operating Costs	Income Before Income Taxes
Net WRAM and MCBA deferral as of December 31, 2011	$12,864	$10,492	$2,372
Less: reversal of prior year deferral during the six months ended June 30, 2012	(9,486)	(7,736)	(1,750)
Add: net WRAM and MCBA deferral during the six months ended June 30, 2012	462	377	85
Net amount during the six months ended June 30, 2012	(9,024)	(7,359)	(1,665)
Net WRAM and MCBA deferral as of June 30, 2012	$3,840	$3,133	$707

The net WRAM and MCBA under- or overcollected balances are:

	June 30, 2013	December 31, 2012
Net short-term regulatory balancing accounts (receivable)	$25,560	$34,020
Net long-term regulatory assets (receivable)	18,644	12,051
Total regulatory assets	$44,204	$46,071
Net short-term regulatory balancing accounts (liability)	$196	$371
Net long-term regulatory liability	183	119
Total payable	$379	$490

Flat rate customers are billed in advance at the beginning of the service period. The revenue is prorated so that the portion of revenue applicable to the current period is included in that period’s revenue, with the balance recorded as unearned revenue on the balance sheet and recognized as revenue when earned in the subsequent accounting period. Unearned revenue liability was $1.6 million and $1.7 million as of June 30, 2013 and December 31, 2012, respectively. This liability is included in “accrued expenses and other liabilities” on the condensed consolidated balance sheets.

Cash and Cash Equivalents

Cash equivalents include highly liquid investments with maturities of three months or less.  Cash and cash equivalents was $38.7 million and $38.8 million as of June 30, 2013 and December 31, 2012, respectively.  Restricted cash is included in “taxes, prepaid expenses and other assets” and was $1.2 million and $2.3 million as of June 30, 2013 and December 31, 2012, respectively.

Adoption of New Accounting Standards

On February 1, 2013, the Financial Accounting Standards Board issued an accounting standards update (ASU) for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements.  The ASU will impact the Company’s recognition, measurement, and disclosure requirements for guarantees on third party debt of its 100%-owned subsidiaries.  The ASU effective date for the Company’s interim and annual reporting is January 1, 2014.  The Company is reviewing its’ contracts to determine if there are any of these arrangements and the impact, if any, on the Company’s condensed consolidated financial statements.

Note 3. Stock-based Compensation

Equity Incentive Plan

The Company’s equity incentive plan was approved by stockholders on April 27, 2005.  The Company is authorized to issue awards up to 2,000,000 shares of common stock.

During the six months ended June 30, 2013 and 2012, the Company granted annual Restricted Stock Awards (RSAs) of 70,557 and 98,422 shares, respectively, of common stock to officers and directors of the Company and no RSAs were cancelled. Employee RSAs granted in 2013 vest over 36 months and RSAs granted in 2012 vest over 48 months.  Director RSAs generally vest at the end of 12 months. During the first six months of 2013 and 2012, the shares granted were valued at $20.62 and $17.96 per share, respectively, based upon the fair market value of the Company’s common stock on the date of grant.

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

The Company has recorded compensation costs for the RSAs and RSUs which are included in operating expense in the amount of $0.8 million and $0.6 million for the six months ended June 30, 2013 and June 30, 2012, respectively.  The Company has recorded compensation costs for the RSAs and RSUs in operating expense in the amount of $0.5 million and $0.4 million for the three months ended June 30, 2013 and June 30, 2012, respectively.

Note 4. Equity

The Company’s changes in equity for the six months ended June 30, 2013 were as follows:

Total Stockholders’ Equity
Balance at December 31, 2012	$473,712
Common stock issued, net	105,835
Share-based compensation expense	839
Common stock dividends declared	(14,343)
Net income	12,437
Balance at June 30, 2013	$578,480

On March 26, 2013, the Company sold 5,750,000 shares of its common stock in an underwritten public offering for cash proceeds of $105.8 million, net of $4.9 million underwriting discounts and commissions and offering expenses. The net proceeds from the sale of common stock were added to our general funds to be used for general corporate purposes.  In April 2013, the Company used a portion of the net proceeds from the offering to repay outstanding borrowings on the Company and Cal Water lines of credit of $68.3 million and $25.0 million, respectively.

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

A total of 333,856 shares of Stock Appreciation Rights were vested and outstanding and all were dilutive as of June 30, 2013 and anti-dilutive as of June 30, 2012 as shown in the tables below.

	Three months Ended June 30
	2013	2012
Net income available to common stockholders	$13,510	$12,965
Weighted average common shares, basic	47,729	41,911
Dilutive common stock appreciation rights (treasury method)	31	—
Shares used for dilutive computation	47,760	41,911
Net income per share - basic	$0.28	$0.31
Net income per share - diluted	$0.28	$0.31

	Six months Ended June 30
	2013	2012
Net income available to common stockholders	$12,437	$14,050
Weighted average common shares, basic	45,004	41,877
Dilutive common stock appreciation rights (treasury method)	30	—
Shares used for dilutive computation	45,034	41,877
Net income per share - basic	$0.28	$0.34
Net income per share - diluted	$0.28	$0.34

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

Cash payments by the Company related to pension plans and other postretirement benefit plans were $17.8 million for the six months ended June 30, 2013 compared to $15.8 million for the six months ended June 30, 2012. The 2013 estimated cash contribution to the pension plans is $31.3 million and to the other postretirement benefit plans is $9.6 million.

The following table lists components of net periodic benefit costs for the pension plans and other postretirement benefits. The data listed under “pension plan” includes the qualified pension plan and the non-qualified supplemental executive retirement plan. The data listed under “other benefits” is for all other postretirement benefits.

	Three months Ended June 30
	Pension Plan		Other Benefits
	2013	2012	2013	2012
Service cost	$4,658	$3,709	$1,695	$1,330
Interest cost	4,063	3,864	1,109	1,005
Expected return on plan assets	(3,565)	(2,886)	(598)	(448)
Recognized net initial APBO (1)	N/A	N/A	2	69
Amortization of prior service cost	1,541	1,570	20	29
Recognized net actuarial loss	2,224	2,075	916	822
Net periodic benefit cost	$8,921	$8,332	$3,144	$2,807

	Six months Ended June 30
	Pension Plan		Other Benefits
	2013	2012	2013	2012
Service cost	$9,316	$7,725	$3,390	$2,747
Interest cost	8,126	7,643	2,218	1,972
Expected return on plan assets	(7,130)	(5,779)	(1,196)	(916)
Recognized net initial APBO (1)	N/A	N/A	4	138
Amortization of prior service cost	3,082	3,141	40	58
Recognized net actuarial loss	4,448	4,001	1,832	1,586
Net periodic benefit cost	$17,842	$16,731	$6,288	$5,585

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

Both short-term unsecured credit agreements contain affirmative and negative covenants and events of default customary for credit facilities of this type including, among other things, limitations and prohibitions relating to additional indebtedness, liens, mergers, and asset sales. Also, these unsecured credit agreements contain financial covenants governing the Company and its subsidiaries’ consolidated total capitalization ratio and interest coverage ratio. As of June 30, 2013, the Company and Cal Water have met all borrowing covenants for both credit agreements.

As of June 30, 2013 and December 31, 2012, the outstanding borrowings on the Company lines of credit were $8.8 million and $64.5 million, respectively, and the outstanding borrowings on the Cal Water lines of credit were $20.0 million and $25.0 million.  For the six months ended June 30, 2013, the average borrowing rate was 2.3% compared to 1.6% for the same period last year.

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

The Company anticipates that future rate actions by the regulatory commissions will reflect revenue requirements for the tax effects of temporary differences recognized, which have previously been passed through to customers. The regulatory commissions have granted us rate increases to reflect the normalization of the tax benefits of the federal accelerated methods and available Investment Tax Credits (ITCs) for all assets placed in service after 1980. ITCs are deferred and amortized over the lives of the related properties for book purposes.

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

The American Taxpayer Relief Act of 2012 provided the Company with additional 50% first-year bonus depreciation for assets placed in service from December 31, 2012 to December 31, 2013. The federal income tax bonus deduction was estimated at $3.1 million in 2012.  The 2012 estimate will be finalized when the Company files its 2012 tax returns during the third quarter of 2013.

The IRS is presently auditing the Company’s 2010 and 2011 federal income tax returns. It is uncertain when the IRS will complete its audit. The Company believes that the final resolution of the IRS audit will not have a material adverse impact on its financial condition, cash flows, or results of operations.

Note 9. Regulatory Assets and Liabilities

During 2011, the CPUC issued a decision regarding the $34.2 million of litigation proceeds previously received by Cal Water during 2008 which is being used to replace infrastructure damaged by the gasoline additive Methyl tert-butyl ether (MTBE). The decision requires use of these proceeds for costs incurred as a result of MTBE contamination with any related benefits to be provided to Cal Water customers. Such usage includes transfer of the amount to contributions in aid of construction (CIAC) for remediation or replacement project costs once complete. Usage of the proceeds is reported to the CPUC through an Advice Letter or General Rate Case filing. As of December 31, 2012, $22.4 million of the proceeds was recorded as CIAC.  Cal Water used $1.2 million of the proceeds to replace damaged infrastructure during the second quarter of 2013.  The remaining balance of $10.6 million at June 30, 2013 is included in regulatory and other liabilities.

During 2011, Cal Water added balancing accounts for its pension plans and conservation program. Both balancing account effective dates were January 1, 2011. The pension plans balancing account is a two-way balancing account that tracks the differences between actual expenses and adopted rate recovery which will result in either a regulatory asset or liability. The conservation program is a one-way balancing account that tracks the differences between actual expenses and adopted rate recovery which may result in a regulatory liability if actual conservation expenses are less than adopted over the three year period ending December 31, 2013. As of June 30, 2013 and December 31, 2012, the pension balancing account was a regulatory asset of $3.7 million and $2.4 million, respectively.  The conservation balancing account was a regulatory liability of $6.8 million and $6.5 million as of June 30, 2013 and December 31, 2012, respectively.

Note 10. Commitment and Contingencies

Commitments

The Company has significant commitments to lease certain office spaces and water systems and to purchase water from water wholesalers. These commitments are described in Form 10-K for the year ended December 31, 2012.  As of June 30, 2013, there were no significant changes from December 31, 2012.

Contingencies

Groundwater Contamination

The Company has undertaken litigation against third parties to recover past and future costs related to ground water contamination in our service areas. The cost of litigation is expensed as incurred and any settlement is first offset against such costs. The Company records gain contingencies as a regulatory liability when the net litigation proceeds are received.  The Commission’s general policy requires all proceeds from contamination litigation to be used first to pay transactional expenses, then to make ratepayers whole for water treatment costs to comply with the Commission’s water quality standards. The Commission allows for a risk-based consideration of contamination proceeds which exceed the costs of the remediation described above and may result in some sharing of proceeds with the shareholder, determined on a case by case basis. The Commission has authorized various memorandum accounts that allow the Company to track significant litigation costs to request recovery of these costs in future filings and uses of proceeds to comply with Commission’s general policy.

Other Legal Matters

From time to time, the Company is involved in various disputes and litigation matters that arise in the ordinary course of business. The status of each significant matter is reviewed and assessed for potential financial exposure. If the potential loss from any claim or legal proceeding is considered probable and the amount of the range of loss can be estimated, a liability is accrued for the estimated loss in accordance with the accounting standards for contingencies. Legal proceedings are subject to uncertainties, and the outcomes are difficult to predict. Because of such uncertainties, accruals are based on the best information available at the time. While the outcome of these disputes and litigation matters cannot be predicted with any certainty, management does not believe when taking into account existing reserves the ultimate resolution of these matters will materially affect the Company’s financial position, results of operations, or cash flows.  The Company recognized a liability of $1.0 million and $1.1 million for all known legal matters as of June 30, 2013 and December 31, 2012, respectively.  The cost of litigation is expensed as incurred and any settlement is first offset against such costs.  Any settlement in excess of the cost to litigate is accounted for on a case by case basis, dependant on the nature of the settlement.

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

Level 2 -

Pricing inputs are other than quoted prices in active markets, but are either directly or indirectly observable as of the reporting date. The types of assets and liabilities included in Level 2 are typically either comparable to actively traded securities or contracts, or priced with discounted cash flow or option pricing models using highly observable inputs.

Level 3 -

Significant inputs to pricing have little or no observability as of the reporting date. The types of assets and liabilities included in Level 3 are those valued with models requiring significant management judgment or estimation.

Specific valuation methods include the following:

Cash equivalents, accounts receivable, accounts payable, and short-term borrowings carrying amounts approximated the fair value because of the short-term maturity of the instruments.

Long-term debt fair values were estimated using the published quoted market price, if available, or the discounted cash flow analysis, based on the current rates available using a risk-free rate (a U.S. Treasury securities yield curve) plus a risk premium of 1.19%.

Advances for construction fair values were estimated using broker quotes from companies that frequently purchase these investments.

	June 30, 2013
		Fair Value
	Cost	Level 1	Level 2	Level 3	Total
Long -term debt, including current maturities	$478,745	$—	$571,083	$—	$571,083
Advances for construction	186,202	—	71,801	—	71,801
Total	$664,947	$—	$642,884	$—	$642,884

	December 31, 2012
		Fair Value
	Cost	Level 1	Level 2	Level 3	Total
Long -term debt, including current maturities	$481,250	$—	$613,211	$—	$613,211
Advances for construction	187,584	—	70,914	—	70,914
Total	$668,834	$—	$684,125	$—	$684,125

Note 12. Condensed Consolidating Financial Statements

On April 17, 2009, Cal Water issued $100 million aggregate principal amount of 5.875% First Mortgage Bonds due 2019, and on November 17, 2010, Cal Water issued $100 million aggregate principal amount of 5.500% First Mortgage Bonds due 2040.  All of the guarantees are full and unconditional, and all of the guarantees are joint and several.

The following tables present the condensed consolidating balance sheets as of June 30, 2013 and December 31, 2012, the condensed consolidating statements of income for the three and six months ended June 30, 2013 and 2012 and the condensed consolidating statements of cash flow for the six months ended June 30, 2013 and 2012 of (i) California Water Service Group, the guarantor of the first mortgage bonds and the parent company; (ii) California Water Service Company, the issuer of the first mortgage bonds and a 100% owned subsidiary of California Water Service Group; and (iii) the other 100% owned subsidiaries of California Water Service Group.

CALIFORNIA WATER SERVICE GROUP

CONDENSED CONSOLIDATING BALANCE SHEET

As of June 30, 2013

(In thousands)

	Parent Company	Cal Water	All Other Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS
Utility plant:
Utility plant	$1,079	$1,984,718	$182,106	$(7,197)	$2,160,706
Less accumulated depreciation and amortization	(136)	(636,860)	(35,015)	1,559	(670,452)
Net utility plant	943	1,347,858	147,091	(5,638)	1,490,254
Current assets:
Cash and cash equivalents	2,871	34,054	1,743	—	38,668
Receivables and unbilled revenue, net	76	102,379	3,683	—	106,138
Receivables from affiliates	26,696	3,504	264	(30,464)	—
Other current assets	146	18,125	999	—	19,270
Total current assets	29,789	158,062	6,689	(30,464)	164,076
Other assets:
Regulatory assets	—	351,299	2,611	—	353,910
Investments in affiliates	524,923	—	—	(524,923)	—
Long-term affiliate notes receivable	30,578	—	—	(30,578)	—
Other assets	1,309	42,047	7,215	(204)	50,367
Total other assets	556,810	393,346	9,826	(555,705)	404,277
	$587,542	$1,899,266	$163,606	$(591,807)	$2,058,607
CAPITALIZATION AND LIABILITIES
Capitalization:
Common stockholders’ equity	$578,480	$478,802	$51,573	$(530,375)	$578,480
Affiliate long-term debt	—	—	30,578	(30,578)	—
Long-term debt, less current maturities	—	429,188	1,517	—	430,705
Total capitalization	578,480	907,990	83,668	(560,953)	1,009,185
Current liabilities:
Current maturities of long-term debt	—	46,120	1,920	—	48,040
Short-term borrowings	8,815	20,000	—	—	28,815
Payables to affiliates	820	260	29,384	(30,464)	—
Accounts payable	—	53,503	3,655	—	57,158
Accrued expenses and other liabilities	6	58,897	3,294	—	62,197
Total current liabilities	9,641	178,780	38,253	(30,464)	196,210
Unamortized investment tax credits	—	2,180	—	—	2,180
Deferred income taxes, net	(579)	164,246	4,334	(390)	167,611
Pension and postretirement benefits other than pensions	—	248,003	—	—	248,003
Regulatory and other liabilities	—	79,847	8,731	—	88,578
Advances for construction	—	185,465	737	—	186,202
Contributions in aid of construction	—	132,755	27,883	—	160,638
	$587,542	$1,899,266	$163,606	$(591,807)	$2,058,607

CALIFORNIA WATER SERVICE GROUP

CONDENSED CONSOLIDATING BALANCE SHEET

As of December 31, 2012

(In thousands)

	Parent Company	Cal Water	All Other Subsidiaries	Consolidating Adjustments	Consolidated

ASSETS
Utility plant:
Utility plant	$606	$1,927,190	$175,764	$(7,197)	$2,096,363
Less accumulated depreciation and amortization	(108)	(607,992)	(32,710)	1,503	(639,307)
Net utility plant	498	1,319,198	143,054	(5,694)	1,457,056
Current assets:
Cash and cash equivalents	1,470	34,609	2,711	—	38,790
Receivables, net	—	87,482	3,833	—	91,315
Receivables from affiliates	19,367	3,195	1,152	(23,714)	—
Other current assets	—	15,535	924	—	16,459
Total current assets	20,837	140,821	8,620	(23,714)	146,564
Other assets:
Regulatory assets	—	341,877	2,542	—	344,419
Investments in affiliates	492,188	—	—	(492,188)	—
Long-term affiliate notes receivable	31,218	7,781	—	(38,999)	—
Other assets	1,023	40,005	7,062	(205)	47,885
Total other assets	524,429	389,663	9,604	(531,392)	392,304
	$545,764	$1,849,682	$161,278	$(560,800)	$1,995,924
CAPITALIZATION AND LIABILITIES
Capitalization:
Common stockholders’ equity	$473,712	$442,923	$54,774	$(497,697)	$473,712
Affiliate long-term debt	7,781	—	31,218	(38,999)	—
Long-term debt, less current maturities	—	431,433	3,034	—	434,467
Total capitalization	481,493	874,356	89,026	(536,696)	908,179
Current liabilities:
Current maturities of long-term debt	—	46,104	679	—	46,783
Short-term borrowings	64,475	25,000	—	—	89,475
Payables to affiliates	77	1,152	22,485	(23,714)	—
Accounts payable	—	41,352	5,847	—	47,199
Accrued expenses and other liabilities	298	58,293	1,019	—	59,610
Total current liabilities	64,850	171,901	30,030	(23,714)	243,067
Unamortized investment tax credits	—	2,180	—	—	2,180
Deferred income taxes, net	(579)	155,481	4,334	(390)	158,846
Pension and postretirement benefits other than pensions	—	244,901	—	—	244,901
Regulatory and other liabilities	—	83,942	8,651	—	92,593
Advances for construction	—	186,753	831	—	187,584
Contributions in aid of construction	—	130,168	28,406	—	158,574
	$545,764	$1,849,682	$161,278	$(560,800)	$1,995,924

CALIFORNIA WATER SERVICE GROUP

CONDENSED CONSOLIDATING STATEMENT OF INCOME

For the three months ended June 30, 2013

(In thousands)

	Parent Company	Cal Water	All Other Subsidiaries	Consolidating Adjustments	Consolidated
Operating revenue	$—	$146,730	$7,825	$—	$154,555
Operating expenses:
Operations:
Water production costs	—	57,102	2,543	—	59,645
Administrative and general	—	20,460	2,695	—	23,155
Other operations	—	15,418	1,737	(125)	17,030
Maintenance	—	4,029	159	—	4,188
Depreciation and amortization	28	13,697	794	(28)	14,491
Income tax (benefit) expense	(93)	9,813	(542)	370	9,548
Property and other taxes	—	5,015	700	—	5,715
Total operating (income) expenses	(65)	125,534	8,086	217	133,772
Net operating income (loss)	65	21,196	(261)	(217)	20,783
Other Income and Expenses:
Non-regulated revenue	597	3,005	408	(795)	3,215
Non-regulated expense, net	—	(2,873)	(367)	—	(3,240)
Income tax (expense) benefit on other income and expense	(244)	(54)	(45)	359	16
Net other income (expense)	353	78	(4)	(436)	(9)
Interest:
Interest expense	199	7,631	642	(669)	7,803
Less: capitalized interest	—	(405)	(134)	—	(539)
Net interest expense	199	7,226	508	(669)	7,264
Equity earnings of subsidiaries	13,291	—	—	(13,291)	—
Net income (loss)	$13,510	$14,048	$(773)	$(13,275)	$13,510

CALIFORNIA WATER SERVICE GROUP

CONDENSED CONSOLIDATING STATEMENT OF INCOME

For the six months ended June 30, 2013

(In thousands)

	Parent Company	Cal Water	All Other Subsidiaries	Consolidating Adjustments	Consolidated
Operating revenue	$—	$251,161	$14,838	$—	$265,999
Operating expenses:
Operations:
Water production costs	—	96,543	4,799	—	101,342
Administrative and general	—	43,069	5,367	—	48,436
Other operations	—	29,607	3,320	(252)	32,675
Maintenance	—	7,994	327	—	8,321
Depreciation and amortization	28	27,454	1,694	(56)	29,120
Income tax (benefit) expense	(229)	9,086	(1,171)	716	8,402
Property and other taxes	—	9,869	1,281	—	11,150
Total operating (income) expenses	(201)	223,622	15,617	408	239,446
Net operating income (loss)	201	27,539	(779)	(408)	26,553
Other Income and Expenses:
Non-regulated revenue	1,167	6,187	940	(1,557)	6,737
Non-regulated expense, net	—	(4,793)	(864)	—	(5,657)
Income tax (expense) on other income and expense	(476)	(568)	(84)	693	(435)
Net other income (expense)	691	826	(8)	(864)	645
Interest:
Interest expense	533	15,358	1,254	(1,305)	15,840
Less: capitalized interest	—	(784)	(295)	—	(1,079)
Net interest expense	533	14,574	959	(1,305)	14,761
Equity earnings of subsidiaries	12,078	—	—	(12,078)	—
Net income (loss)	$12,437	$13,791	$(1,746)	$(12,045)	$12,437

CALIFORNIA WATER SERVICE GROUP

CONDENSED CONSOLIDATING STATEMENT OF INCOME

For the three months ended June 30, 2012

(In thousands)

	Parent Company	Cal Water	All Other Subsidiaries	Consolidating Adjustments	Consolidated

Operating revenue	$—	$135,291	$8,261	$—	$143,552
Operating expenses:
Operations:
Water production costs	—	50,207	2,471	—	52,678
Administrative and general	(36)	19,752	2,451	—	22,167
Other operations	—	16,035	1,821	(127)	17,729
Maintenance	—	4,452	153	—	4,605
Depreciation and amortization	5	13,042	694	(29)	13,712
Income tax (benefit) expense	(126)	9,016	(155)	327	9,062
Property and other taxes	—	3,208	769	—	3,977
Total operating expenses	(157)	115,712	8,204	171	123,930
Net operating income	157	19,579	57	(171)	19,622
Other Income and Expenses:
Non-regulated revenue	484	3,671	615	(719)	4,051
Non-regulated expense, net	—	(3,157)	(538)	—	(3,695)
Income tax (expense) on other income and expense	(197)	(210)	(45)	314	(138)
Net other income	287	304	32	(405)	218
Interest:
Interest expense	340	7,540	534	(593)	7,821
Less: capitalized interest	—	(682)	(264)	—	(946)
Net interest expense	340	6,858	270	(593)	6,875
Equity earnings of subsidiaries	12,861	—	—	(12,861)	—
Net income (loss)	$12,965	$13,025	$(181)	$(12,844)	$12,965

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

CALIFORNIA WATER SERVICE GROUP

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the six months ended June 30, 2013

(In thousands)

	Parent Company	Cal Water	All Other Subsidiaries	Consolidating Adjustments	Consolidated
Operating activities:
Net income (loss)	$12,437	$13,791	$(1,746)	$(12,045)	$12,437
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity earnings of subsidiaries	(12,078)	—	—	12,078	—
Dividends received from affiliates	14,343	—	—	(14,343)	—
Depreciation and amortization	—	28,350	1,794	(56)	30,088
Change in value of life insurance contracts	—	(504)	—	—	(504)
Other changes in noncurrent assets and liabilities	108	883	336	23	1,350
Changes in operating assets and liabilities	(514)	(7,765)	1,684	—	(6,595)
Net cash provided by (used in) operating activities	14,296	34,755	2,068	(14,343)	36,776
Investing activities:
Utility plant expenditures	—	(57,764)	(8,426)	—	(66,190)
Investment in affiliates	(35,000)	—	—	35,000	—
Net changes in affiliate advances	(7,294)	(324)	742	6,876	—
Repayment of affiliates long-term debt	605	7,796	—	(8,401)	—
Purchase of life insurance	—	(1,608)	—	—	(1,608)
Restricted cash and other changes, net	—	1,079	—	—	1,079
Net cash provided by (used in) investing activities	(41,689)	(50,821)	(7,684)	33,475	(66,719)
Financing Activities:
Short-term borrowings	12,615	20,000	—	—	32,615
Repayment of short-term borrowings	(68,275)	(25,000)	—	—	(93,275)
Proceeds from long-term debt	—	—	48	—	48
Repayment of long-term debt	—	(2,230)	(323)	—	(2,553)
Net changes in affiliate advances	758	(892)	7,010	(6,876)	—
Repayment of affiliates long-term debt	(7,796)	—	(605)	8,401	—
Advances and contributions in aid for construction	—	4,989	17	—	5,006
Refunds of advances for construction	—	(3,467)	(45)	—	(3,512)
Dividends paid to non-affiliates	(14,343)	—	—	—	(14,343)
Dividends paid to affiliates	—	(12,889)	(1,454)	14,343	—
Issuance of common stock	105,835	—	—	—	105,835
Investment from affiliates	—	35,000	—	(35,000)	—
Net cash (used in) provided by financing activities	28,794	15,511	4,648	(19,132)	29,821
Change in cash and cash equivalents	1,401	(555)	(968)	—	(122)
Cash and cash equivalents at beginning of period	1,470	34,609	2,711	—	38,790
Cash and cash equivalents at end of period	$2,871	$34,054	$1,743	$—	$38,668

CALIFORNIA WATER SERVICE GROUP

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the six months ended June 30, 2012

(In thousands)

	Parent Company	Cal Water	All Other Subsidiaries	Consolidating Adjustments	Consolidated
Operating activities:
Net income (loss)	$14,050	$14,573	$(736)	$(13,837)	$14,050
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity earnings of subsidiaries	(13,872)	—	—	13,872	—
Dividends received from affiliates	13,187	—	—	(13,187)	—
Depreciation and amortization	28	27,147	1,438	(59)	28,554
Change in value of life insurance contracts	—	(1,635)	—	—	(1,635)
Other changes in noncurrent assets and liabilities	927	(2,568)	(61)	44	(1,658)
Changes in operating assets and liabilities	(209)	(681)	(6,304)	(20)	(7,214)
Net cash provided by (used in) operating activities	14,111	36,836	(5,663)	(13,187)	32,097
Investing activities:
Utility plant expenditures	(151)	(54,398)	(7,435)	—	(61,984)
Net changes in affiliate advances	(9,905)	1,696	—	8,209	—
Repayment of affiliates long-term debt	273	24	—	(297)	—
Purchase of life insurance	—	(1,357)	—	—	(1,357)
Restricted cash and other changes, net	—	6	—	—	6
Net cash provided by (used in) investing activities	(9,783)	(54,029)	(7,435)	7,912	(63,335)
Financing Activities:
Short-term borrowings	11,635	51,000	—	—	62,635
Repayment of short-term borrowings	(1,000)	(21,000)	—	—	(22,000)
Proceeds from long-term debt	—	—	123	—	123
Repayment of long-term debt	—	(1,314)	(331)	—	(1,645)
Net changes in affiliate advances	—	798	7,411	(8,209)	—
Repayment of affiliates long-term debt	(24)	—	(273)	297	—
Advances and contributions in aid for construction	—	2,703	57	—	2,760
Refunds of advances for construction	—	(3,778)	(57)	—	(3,835)
Dividends paid to non-affiliates	(13,187)	—	—	—	(13,187)
Dividends paid to affiliates	—	(11,777)	(1,410)	13,187	—
Net cash (used in) provided by financing activities	(2,576)	16,632	5,520	5,275	24,851
Change in cash and cash equivalents	1,752	(561)	(7,578)	—	(6,387)
Cash and cash equivalents at beginning of period	89	18,475	8,639	—	27,203
Cash and cash equivalents at end of period	$1,841	$17,914	$1,061	$—	$20,816

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

•                      new legislation;

•                      changes in California Department of Public Health water quality standards;

•                      changes in environmental compliance and water quality requirements;

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

•                        goodwill accounting and evaluation for impairment; and

•                        contingencies.

For the six-month period ended June 30, 2013, there were no changes in the methodology for computing critical accounting estimates, no additional accounting estimates met the standards for critical accounting policies, and there were no material changes to the important assumptions underlying the critical accounting estimates.

RESULTS OF SECOND QUARTER 2013 OPERATIONS COMPARED TO

SECOND QUARTER 2012 OPERATIONS

Amounts in thousands except share data

Overview

Second quarter of 2013 net income was $13.5 million or $0.28 per diluted common share compared to net income of $13.0 million or $0.31 per diluted common share in the second quarter of 2012. The increase to net income during the second quarter of 2013 was mostly due to rate increases net of cost offsets and the cost of capital adjustment mechanism of $0.8 million, a $3.6 million increase in the accrual for unbilled operating revenue, and a $0.4 million decrease in pre-tax maintenance expense which was partially offset by a $1.7 million increase in property taxes mostly due to a $1.0 million benefit during the second quarter of 2012, $1.2 million of pre-tax wage and benefit cost increases, $0.8 million of pre-tax depreciation expense increases, and a $0.4 million reduction to pre-tax capitalized interest.

Operating Revenue

Operating revenue increased $11.0 million or 8% to $154.6 million in the second quarter of 2013. As disclosed in the following table, the increase was primarily due to increases in usage and rates.

The factors impacting operating revenue for the second quarter of 2013 as compared to 2012, are as follows:

Rate increases	$3,793
Conservation balancing account	(872)
Deferral of net WRAM and MCBA revenue	436
Usage and other	11,845
Pension balancing account	(1,530)
Net effect of WRAM	(2,669)
Net operating revenue increase	$11,003

The deferral of net WRAM and MCBA revenue in the table above occurs whenever a district net receivable balance is estimated to be collected more than 24 months after the respective reporting period in which it was recognized.  The deferrals are reversed when district net receivable balances are estimated to be collected within 24-months.  The $0.4 million net revenue increase during the second quarter of 2013 as compared to the second quarter of 2012 was mostly due to a larger deferral of net WRAM and MCBA revenues during the second quarter of 2012 as compared to the second quarter of 2013.

The net change in usage and other in the above table refers primarily to the difference between actual metered customer consumption during the three months ended June 30, 2013 compared to the three months ended June 30, 2012.  The $11.8 million usage and other revenue increase was due to an increase in customer consumption during the second quarter of 2013 compared to the prior year.  In part, this reflects a $3.6 million increase in accrued unbilled operating revenue which is not a component of the WRAM.  The WRAM is a cash basis mechanism which records changes in billed operating revenue.  The quarterly changes in the accrued unbilled operating revenue usually vary year over year.  These changes are usually most variable in the first and third quarters due to weather conditions and have not had a significant impact on annual revenue in past years.

The net effect of WRAM in the above table refers primarily to the revenue changes recognized by the WRAM and MCBA. The WRAM is impacted by changes in consumption patterns from our historical trends as well as an increase in conservation efforts. The MCBA, which records the differences in production costs from the adopted costs, is recorded as an element of revenue as it represents pass through costs which are billed to customers. The MCBA is impacted by changes in total production quantities, the production mix of the source of water, the price paid for purchased water and power, and the amount of pump taxes paid. The net change during the three months ended June 30, 2013 compared to the three months ended June 30, 2012 resulted in a decrease to revenue of $2.7 million.

The components of the rate increases are listed in the following table:

Purchased water offset increases	$3,037
Step rate increases	2,395
General rate case (GRC) increases	236
Cost of capital adjustment mechanism and other	(1,875)
Total increase in rates	$3,793

Total Operating Expenses

Total operating expenses were $133.8 million for the second quarter of 2013, compared to $123.9 million for the same period in 2012, an 8% increase.

Water production expense consists of purchased water, purchased power, and pump taxes. It represents the largest component of total operating expenses, accounting for approximately 45% of total operating expenses in the second quarter of 2013. Water production expenses increased $7.0 million, or 13%, during the second quarter of 2013 compared to the same period last year due to purchased water price increases and an increase in customer usage. Our 100% owned operating subsidiaries, Washington Water, New Mexico Water, and Hawaii Water obtain all of their water supply from wells.

Sources of water as a percent of total water production are listed in the following table:

	Three Months Ended June 30
	2013	2012
Well production	47%	47%
Purchased	48%	47%
Surface	5%	6%
Total	100%	100%

The components of water production costs are shown in the table below:

	Three Months Ended June 30
	2013	2012	Change
Purchased water	$47,883	$41,935	$5,948
Purchased power	8,778	7,995	783
Pump taxes	2,984	2,748	236
Total	$59,645	$52,678	$6,967

Purchased water costs increased due to price increases from water wholesalers. Total water production, measured in acre feet, increased by 5% during the second quarter of 2013 as compared with the second quarter of 2012 due to higher customer usage.

Administrative and general expense and other operations expense increased $0.3 million, or 1%.  Employee wage and benefit cost increases of $1.2 million were partially offset by reductions to conservation program expenses during the second quarter of 2013 as compared to the second quarter of 2012. Wage increases became effective January 1, 2013.  At June 30, 2013, there were 1,127 employees and at June 30, 2012, there were 1,114 employees.

Maintenance expenses decreased by 9% to $4.2 million in the second quarter of 2013 compared to $4.6 million in the second quarter of 2012, due to a decrease in main and service repairs.

Depreciation and amortization expense increased $0.8 million, or 6%, mostly due to 2012 capital additions.

Federal and state income taxes charged to operating expenses and other income and expenses increased $0.3 million, from a provision of $9.2 million in the second quarter of 2012 to $9.5 million in the second quarter of 2013, due to an increase in pretax income. We expect the effective tax rate to be between 38% and 42% for fiscal year 2013.

Other Income and Expense

Net other (expense) income decreased during the second quarter of 2013 mostly due to costs incurred to develop new business opportunities.

Interest Expense

Total interest expense, net of interest capitalized, increased $0.4 million to $7.3 million for the second quarter of 2013 compared to the same period last year. This increase was attributable to a decrease in capitalized interest charged to construction projects during the second quarter of 2013 compared to the same period last year.

Company Health Care Benefits

In March 2010, both the federal “Patient Protection and Affordable Care Act” (P.L. 111-148) and “Health Care and Education Reconciliation Act” (H.R. 4872) were enacted. We have not determined the impact of this legislation on the Company’s health care costs during 2013 and in future years.  However, we anticipate that the Company’s health care and other costs will increase as a result of the new federal health care laws and based on available information.  A new memorandum account was established for Cal Water, effective January 1, 2011, to account for health care cost changes due to federal legislation, as these costs were not included in the 2009 GRC decision.

RESULTS OF THE SIX MONTHS ENDED JUNE 2013 COMPARED TO

THE SIX MONTHS ENDED JUNE 2012 OPERATIONS

Amounts in thousands except per share data

Overview

Net income for the six-month period ended June 30, 2013 was $12.4 million or $0.28 per diluted common share as compared to net income of $14.1 million or $0.34 per diluted common share for the six month period ended June 30, 2012. The decrease during the first six months of 2013 was mostly due to the reversal of 2011 deferred WRAM operating revenue of $9.5 million and MCBA associated costs of $7.7 million during the first six months of 2012, which had added net income of $1.1 million during the first six months of 2012, which was a one-time benefit in the prior year.  During the first six months of 2013 as compared to the first six months of 2012, operating revenue increased $5.7 million which was offset by pre-tax wage and benefit cost increases of $3.5 million, pre-tax property taxes expense increase of $2.6 million, pre-tax depreciation expense increase of $1.5 million, pre-tax self-insurance cost increase of $0.8 million, and a $0.8 million reduction to pre-tax capitalized interest.  Net other (expense) income decreased $0.8 million, mostly due to a lower unrealized gain on our benefit plan insurance investments during the six-month period ended June 30, 2013 as compared to the prior year.

Operating Revenue

Operating revenue increased $5.7 million or 2% to $266.0 million in the six month period ended June 30, 2013. As disclosed in the following table, the increase was due to increases in and rates.

The factors impacting operating revenue for the six months ended June 30, 2013 as compared to 2012 are as follows:

Usage and other	$5,640
Rate increases	6,326
Deferral of net WRAM and MCBA revenue	(9,409)
Conservation balancing account	299
Pension balancing account	(1,773)
Net effect of WRAM	4,614
Net operating revenue increase	$5,697

The deferral of net WRAM and MCBA revenue in the table above occurs whenever a district net receivable balance is estimated to be collected more than 24 months after the respective reporting period in which it was recognized.  The deferrals are reversed when district net receivable balances are estimated to be collected within 24-months.  The $9.4 million net revenue decrease during the six months ended June 30, 2013 compared to the six months ended June 30, 2012 was mostly due to a $9.5 million benefit during the six months ended June 30, 2012 from the reversal of the 2011 deferred net WRAM and MCBA revenue and from the deferral of net WRAM and MCBA revenue of $0.8 million during the six months ended June 30, 2013.

The net change in usage and other in the above table refers primarily to the difference between actual metered customer consumption during the six months ended June 30, 2013 compared to the six months ended June 30, 2012.  The $5.6 million usage and other revenue increase was due to an increase in customer consumption during the first six months of 2013 compared to the prior year.  In part, this reflects a $0.7 million increase in accrued unbilled operating revenue which is not a component of the WRAM.  The WRAM is a cash basis mechanism which records changes in billed operating revenue.  The changes in the accrued unbilled operating revenue usually vary year over year.  These changes are usually most variable due to weather conditions and have not had a significant impact on annual revenue in past years.

The net effect of WRAM in the above table refers primarily to the revenue changes recognized by the WRAM and MCBA. The WRAM is impacted by changes in consumption patterns from our historical trends as well as an increase in conservation efforts. The MCBA, which records the differences in production costs from the adopted costs, is recorded as an element of revenue as it represents pass through costs which are billed to customers. The MCBA is impacted by changes in total production quantities, the production mix of the source of water, the price paid for purchased water and power, and the amount of pump taxes paid. The net change during the six months ended June 30, 2013 compared to the six months ended June 30, 2012 resulted in an increase to revenue of $4.6 million.

The components of the rate increases are as follows:

Purchased water offset increases	$4,637
Step rate increases	3,820
General rate case (GRC) increases	953
Cost of capital adjustment mechanism and other	(3,084)
Total increase in rates	$6,326

Total Operating Expenses

Total operating expenses were $239.4 million for the six month period ended June 30, 2013, compared to $234.1 million for the same period in 2012, a 2% increase.

Water production expense consists of purchased water, purchased power, and pump taxes. It represents the largest component of total operating expenses, accounting for approximately 42% of total operating expenses in the six month period ended June 30, 2013. Water production expenses increased 11% compared to the same period last year mostly due to increased costs for purchased water and increased customer usage. Our 100% owned operating subsidiaries, Washington Water, New Mexico Water, and Hawaii Water obtain all of their water supply from wells.

Sources of water as a percent of total water production are listed in the following table:

	Six months Ended June 30
	2013	2012
Well production	46%	46%
Purchased	49%	49%
Surface	5%	5%
Total	100%	100%

The components of water production costs are shown in the table below:

	Six months Ended June 30
	2013	2012	Change
Purchased water	$82,729	$73,791	$8,938
Purchased power	13,629	13,137	492
Pump taxes	4,984	4,702	282
Total	$101,342	$91,630	$9,712

Purchased water costs increased primarily due to price increases from water wholesalers and an increase in customer usage.

Administrative and general expense and other operations expense decreased 6.0% to $81.1 million. The decrease during the first six months of 2013 was partially due to the reversal of December 31, 2011 deferred MCBA associated costs of $7.7 million during the first six months of 2012 which was partially offset by employee wage and benefit costs increases and conservation program expense increases during the six month period ended June 30, 2013 as compared to the six month period ended June 30, 2012.  Wage increases became effective January 1, 2013.

Maintenance expense decreased by 20% to $8.3 million during the six month period ended June 30, 2013 compared to $10.4 million during the six month period ended June 30, 2012, due to a decrease in transmission and distribution mains repairs.

Depreciation and amortization expense increased $1.5 million, or 5%, mostly due to 2012 capital additions.

Federal and state income taxes charged to operating expenses and other income and expenses decreased $1.2 million, during the six month period ended June 30, 2013 mostly due to a decrease in taxable earnings.  We expect the effective tax rate to be between 38% and 42% for fiscal year 2013.

Other Income and Expense

Net other (expense) income decreased $0.8 million mostly due to an unrealized gain on our benefit plan insurance investments of $0.5 million for the six months ended June 30, 2013, as compared to an unrealized gain of $1.6 million for the six months ended June 30, 2012.

Interest Expense

Net interest expense, net of interest capitalized, increased $1.2 million, or 8%, to $14.8 million for the six month period ended June 30, 2013 compared to the same period last year. The increase was mostly due to a decrease in capitalized interest charged to construction projects.

REGULATORY MATTERS

Rates and Regulation

State regulatory utility commissions have plenary powers over investor-owned utilities to set rates and operating standards. As such, state commission decisions significantly impact the Company’s revenues, earnings, and cash flows. The amounts discussed herein are generally annual amounts, unless specifically stated, and the financial impact to recorded revenue is expected to occur over a 12-month period from the effective date of a decision. In California, water utilities are required to make several different types of filings. Most filings result in rate changes that remain in place until new rates are adopted in the next General Rate Case (GRC). As explained below, surcharges and surcredits to recover amounts in balancing and memorandum accounts, as well as interim GRC rate relief, are temporary rate changes for specific time frames.  GRC applications, escalation rate increase filings, and offset filings change rates to amounts that will remain in effect until the next GRC.

The CPUC adopted a Rate Case Plan for Class A water utilities that requires Cal Water to file a GRC application for its regulated operating districts every three years. In a GRC proceeding, the CPUC not only considers the utility’s rate setting requests, but may also consider other issues that affect the utility’s rates and operations. The CPUC is generally required to issue its GRC decision prior to the first day of the test year, or alternatively, to authorize interim rates. Cal Water’s 2009 GRC application was resolved in the fourth quarter of 2010, and new rates effective became effective January 1, 2011. As discussed in greater detail below, Cal Water filed a GRC application on July 5, 2012 requesting rate increases in all regulated operating districts in California beginning January 1, 2014.

Between GRC filings, utilities may request escalation rate increases that allow the utility to recover cost increases, primarily from inflation and incremental investment, during the second and third years of the rate case cycle. However, escalation rate increases are subject to a weather-normalized earnings test on a district-by-district basis. Under the earnings test, the CPUC may reduce the requested escalation increase in a district if, in the most recent 12-month period, applying the earnings test indicates that earnings in the district exceed what the CPUC authorized for that district.

In addition, California water utilities are entitled to file “offset” requests to increase rates between GRCs. Cal Water files two kinds of rate offset requests: ratebase offsets allow a revenue increase after a previously-authorized construction project is placed in service, and; expense offsets are for higher fees charged to the Company for purchased water, purchased power, and pump taxes (referred to as “offsettable expenses”). Such rate changes approved in offset filings remain in effect until the next GRC is approved.

In pursuit of the CPUC’s water conservation goals, the CPUC decoupled Cal Water’s revenue requirement from customer consumption levels in 2008 by authorizing Water Revenue Adjustment Mechanisms (WRAMs) and Modified Cost Balancing Accounts (MCBAs) for each ratemaking area. The WRAMs/MCBAs ensure that Cal Water recovers all of the quantity revenues authorized by the CPUC, and no more, regardless of customer consumption. This removes the Company’s historical disincentive against the promotion of lower water usage among customers. Through an annual advice letter filing, Cal Water recovers any uncollected quantity revenue amounts authorized, or refunds over-collected quantity revenues, via surcharges and surcredits. The advice letters are filed between February and April of each year and address the net WRAM/MCBA balances collected for the previous calendar year.  Most WRAM/MCBA balances have been revenue under-collections that are amortized through surcharges for a period of 12 or 18 months.  The WRAM and MCBA amounts are cumulative, so if they are not amortized in a given calendar year, the balance will be carried forward and included with the following year balance.

2013 Regulatory Activity

California GRC filing

On July 5, 2012, Cal Water filed its 2012 GRC application covering all district and general office revenue requirements. The GRC application requested an increase of $92.7 million or 19.4% in rates for 2014, $17.2 million or 3.0% in rates for 2015 and $16.9 million or 2.9% in rates for 2016. Additionally, the GRC includes a number of special requests. The Division of Ratepayer Advocates (DRA) at the CPUC has reviewed the filing and submitted testimony and has made recommendation regarding Cal

Water’s filing. In addition, five intervening parties representing various ratepayer interests submitted testimony recommending changes to Cal Water’s proposals.  Cal Water submitted rebuttal testimony challenging many parties’ analyses and recommendations.  Settlement negotiations with interested parties began in May.  The parties requested a delay of evidentiary hearings (originally scheduled for mid-June) due to progress in those negotiations, and hearings were re-scheduled for July and August.  Any rate change as a result of this filing is expected to be effective on January 1, 2014.

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

Federal Income Tax Bonus Depreciation

In 2011, Cal Water filed for and received approval to track the benefits from federal income tax accelerated depreciation in a memorandum account due to the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010. Additional federal income tax deductions for assets placed in service after September 8, 2010, and before December 31, 2011, were $0.1 million for 2010 and $12.2 million for 2011. The memorandum account may result in a surcredit because of the impact to Cal Water’s revenue requirement for changes to working cash estimates, reductions to federal income tax qualified U.S. production activities deductions (QPAD), and changes to contributions-in-aid-of-construction. As of June 30, 2013, the estimated surcredit range is between $0.6 million and $1.1 million. The CPUC will determine the disposition of amounts recorded in the memorandum account in Cal Water’s next GRC proceeding.

Service Line Insurance Billing

As a consequence of D.07-12-055, which resolved Cal Water’s 2006 GRC, Cal Water was required to demonstrate that its non-regulated Extended Service Protection (ESP) business or its successor complies with CPUC rules. Cal Water made an administrative compliance filing in 2008 which was rejected. Cal Water subsequently filed A.08-05-019 requesting Commission confirmation that the interaction between Cal Water, CWS Utility Services, and HomeServe USA complied with all applicable rules. During the proceeding, the CPUC established a memorandum account to record Cal Water’s revenues and expenses related to the non-regulated service line insurance business. On February 28, 2013, the CPUC adopted D.13-02-026 and approved the settlement between Cal Water and the CPUC’s Division of Ratepayer Advocates resolving all issues in the proceeding and authorizing Cal Water to continue providing billing services to HomeServe USA.  Beginning in April 2013, Cal Water amortized a portion of the memorandum account balance, plus $2.2 million as required by the settlement, through surcredits to residential ratepayers over a 12-month period. New rates in 2014 resulting from the current GRC proceeding will include a forecast of the costs and revenues associated with this billing service.  After the new rates go into effect, Cal Water will amortize the remaining balance and close the memorandum account.

Escalation Increase filings

Cal Water’s 2009 GRC decision authorized annual escalation rate increases for 2012 and 2013 if the earnings test requirements are met. In January 2012, Cal Water implemented escalation rate increases in 17 districts. The annual gross revenue associated with these increases was $8.7 million. In January 2013, Cal Water implemented escalation rate increases in 19 districts, resulting in an annual gross revenue increase of $9.6 million.

WRAM/MCBA filings

In March 2013, Cal Water filed three advice letters to true up the revenue under-collections in the WRAMs/MCBAs of its regulated districts.  A total under-collection of $23.6 million is being collected from customers in the form of 12, 18 or 20+ month surcharges (depending on the size of a balance in relation to the annual revenues of the district).

Expense Offset filings

Expense offsets are dollar-for-dollar increases in revenue to match increased expenses, and therefore do not affect net operating income. In March 2013, Cal Water filed advice letters to offset increased purchased water and pump tax rates in five of its regulated districts totaling $4.6 million in annual revenue. In May 2013, Cal Water filed an additional offset for purchased water and pump taxes totaling $2 million in annual revenue.

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

Regulatory Activity — Other States

Pukalani (Hawaii) GRC Filing

In August 2011, Hawaii Water filed a general rate case for the Pukalani wastewater system requesting $1.3 million in additional annual revenues. Hawaii Water reached a comprehensive and conceptual settlement with the Consumer Advocate. This settlement would result in an increase of $0.2 million in 2013, another increase of $0.2 million in 2014, and another increase of $0.2 million in 2015.  Each increase is separated by one year. A Decision and Order from the Commission approving this stipulated settlement is currently pending.

Waikoloa (Hawaii) GRC Filings

In August 2012, Hawaii Water filed general rate cases for the Waikoloa water, wastewater, and irrigation systems in Waikoloa Village and Waikoloa Resort requesting $6.3 million in additional annual revenues. Hawaii Water and the Consumer Advocate are currently engaged in settlement discussions for two of the three filings (Waikoloa Village Water and Wastewater); the Consumer Advocate is scheduled to file its testimony regarding the Waikoloa Resort proceeding by August 1, 2013. Hawaii Water cannot determine the timing or final amount of rate relief these filings will generate.

LIQUIDITY

Cash flow from Operations

Cash flow from operations was $36.8 million during the six months ended June 30, 2013, compared to $32.1 million for the same period of 2012. In general, cash flow from operations is primarily generated by net income, non-cash expense for depreciation and amortization, deferred income taxes, regulatory liabilities, and other current liabilities. Cash generated by operations varies during the year due to customer billings, timing of contributions to our benefit plans, and timing of vendor and tax payments.

During the six months ended June 30, 2013, we made contributions of $17.8 million to our pension and retiree health care plans compared to $15.8 million for the same period of 2012.  The net WRAM and MCBA undercollected balances decreased $1.9 million to $44.2 million as of June 30, 2013 compared to December 31, 2012.

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

Investing Activities

During the six months ended June 30, 2013 and 2012, we used $66.2 million and $62.0 million, respectively, of cash for both Company-funded and developer-funded capital expenditures. For 2013, our capital budget is approximately $120 to $130 million.  Annual expenditures fluctuate each year due to the availability of construction resources and our ability to obtain construction permits in a timely manner.

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

During the six months ended June 30, 2013, there were new borrowings of $32.6 million on our unsecured revolving credit facilities.

The undercollected net WRAM and MCBA receivable balances were $44.2 million as of June 30, 2013 and $46.1 million as of December 31, 2012, respectively. The CPUC shortened the amortization periods for undercollected net WRAM and MCBA balances such that most balances will be collected within 18-months.  This change is expected to improve cash flows during 2013. The undercollected balances were primarily financed by Cal Water using short-term and long-term financing arrangements to meet operational cash requirements. Interest on the undercollected balances, the interest recoverable from ratepayers, is limited to the current 90-day commercial paper rates which is significantly lower than Cal Water’s short and long-term financing rates.

Short-Term and Long-Term Debt

Short-term liquidity is provided by our unsecured revolving credit facilities, which were amended and replaced on June 29, 2011, and internally generated funds. Long-term financing is accomplished through the use of both debt and equity. As of June 30, 2013, there were short-term borrowings of $28.8 million outstanding on the unsecured revolving credit facilities compared to $89.5 million as of December 31, 2012.

Given our ability to access our lines of credit on a daily basis, cash balances are managed to levels required for daily cash needs and excess cash is invested in short-term or cash equivalent instruments. Minimal operating levels of cash are maintained for Washington Water, New Mexico Water, and Hawaii Water.

Both short-term credit agreements contain affirmative and negative covenants and events of default customary for credit facilities of this type including, among other things, limitations and prohibitions relating to additional indebtedness, liens, mergers, and asset sales. Also, these unsecured credit agreements contain financial covenants governing the Company and its subsidiaries’ consolidated total capitalization ratio not to exceed 66.7% and an interest coverage ratio of three or more. As of June 30, 2013, the Company’s total capitalization ratio was 51.9% (trade payable is included as debt for this calculation) and interest ratio slightly exceeds five.  As of June 30, 2013, we have met all of the covenant requirements and are eligible to use the full amount of the commitment.

Bond principal and other long-term debt payments were $2.6 million during the six months ended June 30, 2013, compared to $1.6 million during the same period of 2012.  In addition, Cal Water has $40 million of first mortgage bonds maturing during the fourth quarter of 2013.

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

On September 23, 2010, the CPUC authorized Cal Water to issue $350 million of debt and common stock to finance capital projects and operations. During the six months ended June 30, 2013, we utilized cash generated from the equity offering, operations, and borrowings on the unsecured revolving credit facilities. In future periods, management anticipates funding our capital needs and repayment of long-term debt through a relatively balanced approach between long-term debt and equity.

Dividends, Book Value and Shareholders

The second quarter of 2013 common stock dividend of $0.16 per share was paid on May 17, 2013, compared to a quarterly dividend in the second quarter of 2012 of $0.1575. This was our 273rd consecutive quarterly dividend. Annualized, the 2013 dividend rate is $0.64 per common share, compared to $0.63 in 2012. For the full year 2012, the payout ratio was 54% of net income. On a long-term basis, our goal is to achieve a dividend payout ratio of 60% of net income accomplished through future earnings growth.

At its July 31, 2013 meeting, the Board declared the third quarter dividend of $0.16 per share payable on August 23, 2013, to stockholders of record on August 12, 2013. This was our 274th consecutive quarterly dividend.

2013 Financing Plan

We intend to fund our capital needs in future periods through a relatively balanced approach between long-term debt and equity. The Company and Cal Water have a three-year syndicated unsecured revolving line of credit of $100 million and $300 million, respectively for short-term borrowings. As of June 30, 2013, the Company’s availability on these unsecured revolving lines of credit was $371.2 million.

Book Value and Stockholders of Record

Book value per common share was $12.12 at June 30, 2013 compared to $11.30 at December 31, 2012.

There were approximately 2,307 stockholders of record for our common stock as of July 24, 2013.

Utility Plant Expenditures

During the second quarter of 2013, capital expenditures totaled $66.2 million for Company-funded and developer-funded projects. The planned 2013 Company-funded capital expenditure budget is approximately $120 to $130 million. The actual amount may vary from the budget number due to timing of actual payments related to current year and prior year projects. Also, potential changes in California Department of Public Health (CDPH) water quality standards for chromium-6 may require significant capital and operating expenditures in certain operating Districts.

We do not control third-party-funded capital expenditures and therefore are unable to estimate the amount of such projects for 2013.

At June 30, 2013, construction work in progress was $152.7 million compared to $132.4 million at December 31, 2012. Work in progress includes projects that are under construction but not yet complete and placed in service.

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

California’s normal weather pattern yields little precipitation between mid-spring and mid-fall. The Washington Water service areas receive precipitation in all seasons, with the heaviest amounts during the winter. New Mexico Water’s rainfall is heaviest in the summer monsoon season. Hawaii Water receives precipitation throughout the year, with the largest amounts in the winter months. Water usage in all service areas is highest during the warm and dry summers and declines in the cool winter months. Rain and snow during the winter months replenish underground water aquifers and fill reservoirs, providing the water supply for subsequent delivery to customers. As of July 1, 2013, the State of California snowpack water content and rainfall accumulation during the 2012 — 2013 water year is 91% of normal (per the California Department of Water Resources, Northern Sierra Precipitation Accumulation report). Precipitation during the six months ended June 30, 2013 was below average. Management believes that supply pumped from underground aquifers and purchased from wholesale suppliers will be adequate to meet customer demand during 2013 and beyond. Long-term water supply plans are developed for each of our districts to help assure an adequate water supply under various operating and supply conditions. Some districts have unique challenges in meeting water quality standards, but management believes that supplies will meet current standards using current treatment processes.

CONTRACTUAL OBLIGATIONS

During the six months ended June 30, 2013, there were no material changes in contractual obligations outside the normal course of business.

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

Our management, with the participation of our CEO and our CFO, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2013. Based on that evaluation, we concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

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

Item 1A.

RISK FACTORS

New and more stringent water quality regulations could increase our operating costs.

We are subject to water quality standards set by federal, state and local authorities that have the power to issue new regulations.  Compliance with new regulations that are more stringent than current regulations could increase our operating costs.

On July 18, 2013, an Alameda County Superior Court judge directed CDPH to propose a drinking water quality standard in California for chromium-6 by the end of August 2013.  There can be no assurance that our existing operations will comply with the drinking water quality standards for chromium-6 proposed by the CDPH.  More stringent drinking water quality standards could require us to develop new quality control procedures which could increase our operating costs, restrict our available water supplies, or increase future capital expenditures in certain operating Districts.  Although we would likely seek permission to recover additional costs of compliance through rate increases, we can give no assurance that the CPUC would approve rate increases to enable us to recover these additional compliance costs.

Other than the additional risk factor above, there have been no material changes to the Company’s risk factors set forth in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year-ended December 31, 2012, filed with the SEC on February 28, 2013.

Item 5.

OTHER INFORMATION

On July 31, 2013, Peter C. Nelson, Chairman and Chief Executive Officer of the Company resigned as an officer and employee of the Company.  The Company’s Board of Directors (the “Board”) appointed Martin A. Kropelnicki as Chief Executive Officer of the Company and elected Kropelnicki as a member of the Board, all effective September 1, 2013.  Nelson will continue to serve as the Company’s non-executive Chairman of the Board.

Kropelnicki, age 47, joined the Company as Vice President, Chief Financial Officer and Treasurer in March of 2006 and currently serves as President and Chief Operating Officer.  Kropelnicki has over 25 years of experience, including 15 years as Chief Financial Officer at publicly listed companies.  Previously, he held executive and management level positions at PowerLight Corporation, Hall Kinion & Associates, Deloitte & Touche Consulting Group, and Pacific Gas & Electric Company.  Kropelnicki holds a Bachelor of Arts Degree and Master of Arts Degree in Business Economics from San Jose State University.

In connection with his appointment, Kropelnicki’s base salary will increase to $640,000 per year and was awarded additional equity compensation of $40,000.  Kropelnicki will also continue to participate in the Company’s Equity Incentive Plan and California Water Service Company’s Supplemental Executive Retirement Plan (as amended).

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

CALIFORNIA WATER SERVICE GROUP
Registrant

August 1, 2013	By:	/s/ Thomas F. Smegal III
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