Form 10-Q
period 2013-09-30
CALIFORNIA WATER SERVICE GROUP
filed 2013-11-06
CIK 1035201

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common shares outstanding as of October 31, 2013 — 47,739,024

PART I FINANCIAL INFORMATION

Item 1.

FINANCIAL STATEMENTS

The condensed consolidated financial statements presented in this filing on Form 10-Q have been prepared by management and are unaudited.

CALIFORNIA WATER SERVICE GROUP

CONDENSED CONSOLIDATED BALANCE SHEETS

Unaudited

(In thousands, except per share data)

	September 30, 2013	December 31, 2012
ASSETS
Utility plant:
Utility plant	$2,190,573	$2,096,363
Less accumulated depreciation and amortization	(685,351)	(639,307)
Net utility plant	1,505,222	1,457,056
Current assets:
Cash and cash equivalents	48,847	38,790
Receivables: net of allowance for doubtful accounts of $815 as of September 30, 2013 and $714 as of December 31, 2012
Customers	42,979	29,958
Regulatory balancing accounts	27,047	34,020
Other	9,802	11,943
Unbilled revenue	25,815	15,394
Materials and supplies at weighted average cost	5,689	5,874
Taxes, prepaid expenses and other assets	10,373	10,585
Total current assets	170,552	146,564
Other assets:
Regulatory assets	354,879	344,419
Goodwill	2,615	2,615
Other assets	50,165	45,270
Total other assets	407,659	392,304
	$2,083,433	$1,995,924
CAPITALIZATION AND LIABILITIES
Capitalization:
Common stock, $.01 par value; 68,000,000 shares authorized, 47,739,024 and 41,908,218 outstanding in 2013 and 2012, respectively	$477	$419
Additional paid-in capital	327,890	221,013
Retained earnings	271,887	252,280
Total common stockholders’ equity	600,254	473,712
Long-term debt, less current maturities	430,227	434,467
Total capitalization	1,030,481	908,179
Current liabilities:
Current maturities of long-term debt	48,013	46,783
Short-term borrowings	11,515	89,475
Accounts payable	60,414	47,199
Regulatory balancing accounts	1,699	5,018
Accrued interest	10,656	4,705
Accrued expenses and other liabilities	64,716	49,887
Total current liabilities	197,013	243,067
Unamortized investment tax credits	2,180	2,180
Deferred income taxes, net	168,091	158,846
Pension and postretirement benefits other than pensions	247,335	244,901
Regulatory and other liabilities	91,185	92,593
Advances for construction	184,879	187,584
Contributions in aid of construction	162,269	158,574
Commitments and contingencies
	$2,083,433	$1,995,924

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

CALIFORNIA WATER SERVICE GROUP

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

Unaudited

(In thousands, except per share data)

For the three months ended	September 30, 2013	September 30, 2012
Operating revenue	$184,404	$178,135
Operating expenses:
Operations:
Water production costs	70,614	66,489
Administrative and general	24,670	23,925
Other operations	17,657	17,658
Maintenance	4,575	4,377
Depreciation and amortization	14,505	13,720
Income taxes	11,165	10,387
Property and other taxes	5,414	5,218
Total operating expenses	148,600	141,774
Net operating income	35,804	36,361
Other income and expenses:
Non-regulated revenue	3,649	3,756
Non-regulated expenses, net	(2,825)	(2,697)
Income tax (expense) on other income and expenses	(330)	(422)
Net other income	494	637
Interest expense:
Interest expense	7,687	8,024
Less: capitalized interest	(540)	(798)
Net interest expense	7,147	7,226
Net income	$29,151	$29,772
Earnings per share
Basic	$0.61	$0.71
Diluted	$0.61	$0.71
Weighted average shares outstanding
Basic	47,737	41,905
Diluted	47,770	41,905
Dividends declared per share of common stock	$0.16000	$0.15750

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

CALIFORNIA WATER SERVICE GROUP

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

Unaudited

(In thousands, except per share data)

For the nine months ended	September 30, 2013	September 30, 2012
Operating revenue	$450,403	$438,436
Operating expenses:
Operations:
Water production costs	171,956	158,119
Administrative and general	73,106	69,110
Other operations	50,332	59,213
Maintenance	12,896	14,742
Depreciation and amortization	43,625	41,383
Income taxes	19,567	19,477
Property and other taxes	16,564	13,802
Total operating expenses	388,046	375,846
Net operating income	62,357	62,590
Other income and expenses:
Non-regulated revenue	10,386	11,943
Non-regulated expenses, net	(8,482)	(8,491)
Income tax (expense) on other income and expenses	(765)	(1,383)
Net other income	1,139	2,069
Interest expense:
Interest expense	23,527	23,484
Less: capitalized interest	(1,619)	(2,647)
Net interest expense	21,908	20,837
Net income	$41,588	$43,822
Earnings per share
Basic	$0.91	$1.05
Diluted	$0.90	$1.05
Weighted average shares outstanding
Basic	45,927	41,886
Diluted	45,957	41,886
Dividends declared per share of common stock	$0.4800	$0.47250

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

CALIFORNIA WATER SERVICE GROUP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

(In thousands)

For the nine months ended:	September 30, 2013	September 30, 2012
Operating activities
Net income	$41,588	$43,822
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	45,067	42,722
Change in value of life insurance contracts	(1,147)	(2,244)
Other changes in noncurrent assets and liabilities	13,501	28,411
Changes in operating assets and liabilities:
Receivables	(24,636)	(34,462)
Accounts payable	7,719	13,066
Other current assets	(751)	(2,491)
Other current liabilities	20,558	10,581
Net cash provided by operating activities	101,899	99,405
Investing activities:
Utility plant expenditures	(94,782)	(99,600)
Purchase of life insurance	(3,204)	(3,199)
Restricted cash decrease	1,148	1,553
Net cash (used in) investing activities	(96,838)	(101,246)
Financing activities:
Short-term borrowings	35,315	65,565
Repayment of short-term borrowing	(113,275)	(52,030)
Proceeds from long-term debt	48	123
Repayment of long-term debt	(3,058)	(2,123)
Advances and contributions in aid of construction	7,577	5,491
Refunds of advances for construction	(5,230)	(5,632)
Issuance of common stock	110,688	—
Common stock issuance cost	(5,088)	—
Dividends paid	(21,981)	(19,785)
Net cash provided by (used in) financing activities	4,996	(8,391)
Change in cash and cash equivalents	10,057	(10,232)
Cash and cash equivalents at beginning of period	38,790	27,203
Cash and cash equivalents at end of period	$48,847	$16,971
Supplemental information
Cash paid for interest (net of amounts capitalized)	$15,141	$13,721
Cash paid for income taxes	$—	$—
Refund for income taxes	$—	$(3,498)
Supplemental disclosure of non-cash activities:
Accrued payables for investments in utility plant	$11,739	$9,654
Utility plant contribution by developers	$10,196	$11,868

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

CALIFORNIA WATER SERVICE GROUP

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2013

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

The change to deferred net WRAM and MCBA balances during the nine months ended September 30, 2013 was:

	Operating Revenues	Operating Costs	Income Before Income Taxes
Net WRAM and MCBA deferral as of December 31, 2012	$882	$719	$163
Less: reversal of prior year deferral during the nine months ended September 30, 2013	(1,911)	(1,603)	(308)
Add: net WRAM and MCBA deferral during the nine months ended September 30, 2013	2,764	2,375	389
Net amount during the nine months ended September 30, 2013	853	772	81
Net WRAM and MCBA deferral as of September 30, 2013	$1,735	$1,491	$244

The change to deferred net WRAM and MCBA balances during the nine months ended September 30, 2012 was:

	Operating Revenues	Operating Costs	Income Before Income Taxes
Net WRAM and MCBA deferral as of December 31, 2011	$12,864	$10,492	$2,372
Less: reversal of prior year deferral during the nine months ended September 30, 2012	(12,295)	(10,027)	(2,268)
Add: net WRAM and MCBA deferral during the nine months ended September 30, 2012	939	766	173
Net amount during the nine months ended September 30, 2012	(11,356)	(9,261)	(2,095)
Net WRAM and MCBA deferral as of September 30, 2012	$1,508	$1,231	$277

The net WRAM and MCBA under- or overcollected balances are:

	September 30, 2013	December 31, 2012
Net short-term regulatory balancing accounts (receivable)	$27,047	$34,020
Net long-term regulatory assets (receivable)	21,925	12,051
Total regulatory assets	$48,972	$46,071
Net short-term regulatory balancing accounts (liability)	$174	$371
Net long-term regulatory liability	108	119
Total regulatory liabilities	$282	$490

Flat rate customers are billed in advance at the beginning of the service period. The revenue is prorated so that the portion of revenue applicable to the current period is included in that period’s revenue, with the balance recorded as unearned revenue on the balance sheet and recognized as revenue when earned in the subsequent accounting period. Unearned revenue liability was $1.5 million and $1.7 million as of September 30, 2013 and December 31, 2012, respectively. This liability is included in “accrued expenses and other liabilities” on the condensed consolidated balance sheets.

Cash and Cash Equivalents

Cash equivalents include highly liquid investments with maturities of three months or less.  Cash and cash equivalents was $48.8 million and $38.8 million as of September 30, 2013 and December 31, 2012, respectively.  Restricted cash is included in “taxes, prepaid expenses and other assets” and was $1.1 million and $2.3 million as of September 30, 2013 and December 31, 2012, respectively.

Adoption of New Accounting Standards

On February 1, 2013, the Financial Accounting Standards Board issued an accounting standards update (ASU) for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements.  The ASU would impact the Company’s recognition, measurement, and disclosure requirements for guarantees of third party debt.  The ASU effective date for the Company’s interim and annual reporting is January 1, 2014.  The Company has completed a review of all contracts and has not identified any joint and several liability arrangements.

Note 3. Stock-based Compensation

Equity Incentive Plan

The Company’s equity incentive plan was approved by stockholders on April 27, 2005.  The Company is authorized to issue awards up to 2,000,000 shares of common stock.

During the nine months ended September 30, 2013 and 2012, the Company granted annual Restricted Stock Awards (RSAs) of 72,891 and 98,422 shares, respectively, of common stock to officers and directors of the Company and no RSAs were cancelled. Employee RSAs granted in 2013 vest over 36 months and RSAs granted in 2012 vest over 48 months.  Director RSAs generally vest at the end of 12 months. During the first nine months of 2013 and 2012, the shares granted were valued at $20.66 and $17.96 per share, respectively, based upon the fair market value of the Company’s common stock on the date of grant.

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

The Company has recorded compensation costs for the RSAs and RSUs which are included in operating expense in the amount of $1.3 million and $1.1 million for the nine months ended September 30, 2013 and September 30, 2012, respectively.  The Company has recorded compensation costs for the RSAs and RSUs in operating expense in the amount of $0.5 million and $0.3 million for the three months ended September 30, 2013 and September 30, 2012, respectively.

Note 4. Equity

The Company’s changes in equity for the nine months ended September 30, 2013 were as follows:

Total Stockholders’ Equity
Balance at December 31, 2012	$473,712
Common stock issued, net	105,600
Share-based compensation expense	1,335
Common stock dividends declared	(21,981)
Net income	41,588
Balance at September 30, 2013	$600,254

On March 26, 2013, the Company sold 5,750,000 shares of its common stock in an underwritten public offering for cash proceeds of $105.6 million, net of $5.1 million underwriting discounts and commissions and offering expenses. The net proceeds from the sale of common stock were added to our general funds to be used for general corporate purposes.  In April 2013, the Company used a portion of the net proceeds from the offering to repay outstanding borrowings on the Company and Cal Water lines of credit of $68.3 million and $25.0 million, respectively.

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

A total of 283,856 shares of Stock Appreciation Rights were vested and outstanding and all were dilutive as of September 30, 2013 and anti-dilutive as of September 30, 2012 as shown in the tables below.

	Three months Ended September 30
	2013	2012
Net income available to common stockholders	$29,151	$29,772
Weighted average common shares, basic	47,737	41,905
Dilutive common stock appreciation rights (treasury method)	33	—
Shares used for dilutive computation	47,770	41,905
Net income per share - basic	$0.61	$0.71
Net income per share - diluted	$0.61	$0.71

	Nine months Ended September 30
	2013	2012
Net income available to common stockholders	$41,588	$43,822
Weighted average common shares, basic	45,927	41,886
Dilutive common stock appreciation rights (treasury method)	30	—
Shares used for dilutive computation	45,957	41,886
Net income per share - basic	$0.91	$1.05
Net income per share - diluted	$0.90	$1.05

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

Cash payments by the Company related to pension plans and other postretirement benefit plans were $28.1 million for the nine months ended September 30, 2013 and $25.5 million for the nine months ended September 30, 2012. The 2013 estimated cash contribution to the pension plans is $31.1 million and to the other postretirement benefit plans is $7.2 million.

The following table lists components of net periodic benefit costs for the pension plans and other postretirement benefits. The data listed under “pension plan” includes the qualified pension plan and the non-qualified supplemental executive retirement plan. The data listed under “other benefits” is for all other postretirement benefits.

	Three months Ended September 30
	Pension Plan		Other Benefits
	2013	2012	2013	2012
Service cost	$4,019	$3,863	$1,636	$1,374
Interest cost	4,140	3,822	1,121	986
Expected return on plan assets	(3,559)	(2,890)	(600)	(458)
Recognized net initial APBO (1)	N/A	N/A	3	69
Amortization of prior service cost	1,542	1,571	21	29
Recognized net actuarial loss	2,404	2,000	961	793
Net periodic benefit cost	$8,546	$8,366	$3,142	$2,793

	Nine months Ended September 30
	Pension Plan		Other Benefits
	2013	2012	2013	2012
Service cost	$13,335	$11,588	$5,025	$4,121
Interest cost	12,266	11,465	3,339	2,958
Expected return on plan assets	(10,689)	(8,669)	(1,796)	(1,374)
Recognized net initial APBO (1)	N/A	N/A	7	207
Amortization of prior service cost	4,624	4,712	61	87
Recognized net actuarial loss	6,852	6,001	2,794	2,379
Net periodic benefit cost	$26,388	$25,097	$9,430	$8,378

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

Both short-term unsecured credit agreements contain affirmative and negative covenants and events of default customary for credit facilities of this type including, among other things, limitations and prohibitions relating to additional indebtedness, liens, mergers, and asset sales. Also, these unsecured credit agreements contain financial covenants governing the Company and its subsidiaries’ consolidated total capitalization ratio and interest coverage ratio. As of September 30, 2013, the Company and Cal Water have met all borrowing covenants for both credit agreements.

As of September 30, 2013 and December 31, 2012, the outstanding borrowings on the Company lines of credit were $11.5 million and $64.5 million, respectively, and the outstanding borrowings on the Cal Water lines of credit were zero million and $25.0 million, respectively.  For the nine months ended September 30, 2013, the average borrowing rate was 2.2% compared to 1.7% for the same period last year.

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

During the third quarter of 2013, the Company recorded $4.4 million of State of California enterprise zone (EZ) credits for sales and use taxes and hiring incentives for the period from 2008 to 2013 based on an analysis of all district operations.    The Company filed amended state income tax returns for tax years 2008, 2009, 2010 and 2011.  The State of California EZ credits were included on the Company’s 2012 state income tax returns filed during the fourth quarter of 2013. Unused State of California EZ credits, if any, can be carried-forward ten years.  The Company estimates the carried-forward portion of its State of California EZ credits at $2.3 million.  The Company’s analysis of State of California EZ credits as of September 30, 2013 resulted in the recognition of a  $0.6 million liability for unrecognized tax benefits.

During 2012, the Company filed an application for a change in accounting method (section 481 adjustment) with the Internal Revenue Service (IRS) to implement the repairs and maintenance deduction.   These tax regulations allowed the Company to deduct a significant amount of water main costs previously capitalized for book and tax purposes.  The 2012 repairs and maintenance deductions resulted in a federal net operating loss (NOL) of $38.8 million and state NOL of $58.4 million.  On September 19, 2013, the U. S. Department of the Treasury and IRS issued final and re-proposed tangible property regulations with an effective date of January 1, 2014.  An application for a change in accounting method can be filed to adopt the new tax regulations before January 1, 2014.  The final and re-proposed tangible property regulations will provide the Company with additional repairs and maintenance deductions for equipment such as fire hydrants, pumps, meters, and carbon filters.  The Company does not expect any material changes to the previous filed method change as a result of the early adoption.  The Company estimated 2013 equipment repairs and maintenance deductions of $5.0 million and recorded the estimate as of September 30, 2013.  The 2012 federal and state income tax NOLs were carried-forward to reduce 2013 income tax payments. The NOL carry-forward amounts are more likely than not to be recovered and therefore require no valuation allowance.  The NOL carry-forward does not begin to expire until 2033.

The American Taxpayer Relief Act of 2012 provided the Company with additional 50% first-year bonus depreciation for assets placed in service from December 31, 2012 to December 31, 2013. The federal income tax bonus deduction was estimated at $10.0 million in 2013 and was $14.5 million in 2012.

On October 24, 2013, the IRS completed an  audit of the Company’s 2010 and 2011 federal income tax returns with no changes to our previously reported taxes.

Note 9. Regulatory Assets and Liabilities

During 2011, the CPUC issued a decision regarding the $34.2 million of litigation proceeds previously received by Cal Water during 2008 which is being used to replace infrastructure damaged by the gasoline additive Methyl tert-butyl ether (MTBE). The decision requires use of these proceeds for costs incurred as a result of MTBE contamination with any related benefits to be provided to Cal Water customers. Such usage includes transfer of the amount to contributions in aid of construction (CIAC) for remediation or replacement project costs once complete. Usage of the proceeds is reported to the CPUC through an Advice Letter or General Rate Case filing. As of December 31, 2012, $22.4 million of the proceeds was recorded as CIAC.  Cal Water used $0.8 million of the net proceeds to replace damaged infrastructure during the third quarter of 2013.  The remaining balance of $9.8 million at September 30, 2013 is included in regulatory and other liabilities.

During 2011, Cal Water added balancing accounts for its pension plans and conservation program. Both balancing account effective dates were January 1, 2011. The pension plans balancing account is a two-way balancing account that tracks the differences between actual expenses and adopted rate recovery which will result in either a regulatory asset or liability. The conservation program is a one-way balancing account that tracks the differences between actual expenses and adopted rate recovery which may result in a regulatory liability if actual conservation expenses are less than adopted over the three year period ending December 31, 2013. As of September 30, 2013 and December 31, 2012, the pension balancing account was a regulatory asset of $2.3 million and $2.4 million, respectively.  The conservation balancing account was a regulatory liability of $7.7 million and $6.5 million as of September 30, 2013 and December 31, 2012, respectively.

Note 10. Commitment and Contingencies

Commitments

The Company has significant commitments to lease certain office spaces and water systems and to purchase water from water wholesalers. These commitments are described in Form 10-K for the year ended December 31, 2012.  As of September 30, 2013, there were no significant changes from December 31, 2012.

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

Other Legal Matters

From time to time, the Company is involved in various disputes and litigation matters that arise in the ordinary course of business. The status of each significant matter is reviewed and assessed for potential financial exposure. If the potential loss from any claim or legal proceeding is considered probable and the amount of the range of loss can be estimated, a liability is accrued for the estimated loss in accordance with the accounting standards for contingencies. Legal proceedings are subject to uncertainties, and the outcomes are difficult to predict. Because of such uncertainties, accruals are based on the best information available at the time. While the outcome of these disputes and litigation matters cannot be predicted with any certainty, management does not believe when taking into account existing reserves the ultimate resolution of these matters will materially affect the Company’s financial position, results of operations, or cash flows.  The Company has recognized a liability of $1.1 million for all known legal matters as of September 30, 2013 and December 31, 2012.  The cost of litigation is expensed as incurred and any settlement is first offset against such costs.  Any settlement in excess of the cost to litigate is accounted for on a case by case basis, dependant on the nature of the settlement.

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

Advances for construction fair values were estimated using broker quotes from companies that frequently purchase these investments.

	September 30, 2013
		Fair Value
	Cost	Level 1	Level 2	Level 3	Total
Money Market Investment	$48,847	$48,847			$48,847
Total	$48,847	$48,847			$48,847

Long -term debt, including current maturities	$478,240	$—	$570,058	$—	$570,058
Advances for construction	184,879	—	71,242	—	71,242
Total	$663,119	$—	$641,300	$—	$641,300

	December 31, 2012
		Fair Value
	Cost	Level 1	Level 2	Level 3	Total
Long -term debt, including current maturities	$481,250	$—	$613,211	$—	$613,211
Advances for construction	187,584	—	70,914	—	70,914
Total	$668,834	$—	$684,125	$—	$684,125

Note 12. Condensed Consolidating Financial Statements

On April 17, 2009, Cal Water issued $100 million aggregate principal amount of 5.875% First Mortgage Bonds due 2019, and on November 17, 2010, Cal Water issued $100 million aggregate principal amount of 5.500% First Mortgage Bonds due 2040.  Each series of Cal Water’s First Mortgage Bonds is fully and unconditionally guaranteed by the Company.  As a result of these guarantee arrangements, we are required to present the following condensed consolidating financial information.

The tables below present the condensed consolidating balance sheets as of September 30, 2013 and December 31, 2012, the condensed consolidating statements of income for the three and nine months ended September 30, 2013 and 2012 and the condensed consolidating statements of cash flow for the nine months ended September 30, 2013 and 2012 of (i) California Water Service Group, the guarantor of the first mortgage bonds and the parent company; (ii) California Water Service Company, the issuer of the first mortgage bonds and a 100% owned subsidiary of California Water Service Group; and (iii) the other 100% owned subsidiaries of California Water Service Group.

CALIFORNIA WATER SERVICE GROUP

CONDENSED CONSOLIDATING BALANCE SHEET

As of September 30, 2013

(In thousands)

	Parent Company	Cal Water	All Other Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS
Utility plant:
Utility plant	$1,246	$2,013,475	$183,049	$(7,197)	$2,190,573
Less accumulated depreciation and amortization	(150)	(650,679)	(36,109)	1,587	(685,351)
Net utility plant	1,096	1,362,796	146,940	(5,610)	1,505,222
Current assets:
Cash and cash equivalents	4,272	42,545	2,030	—	48,847
Receivables and unbilled revenue, net	—	100,810	4,833	—	105,643
Receivables from affiliates	28,964	5,539	181	(34,684)	—
Other current assets	73	15,038	951	—	16,062
Total current assets	33,309	163,932	7,995	(34,684)	170,552
Other assets:
Regulatory assets	—	352,232	2,647	—	354,879
Investments in affiliates	546,123	—	—	(546,123)	—
Long-term affiliate notes receivable	30,252	—	—	(30,252)	—
Other assets	1,196	44,610	7,179	(205)	52,780
Total other assets	577,571	396,842	9,826	(576,580)	407,659
	$611,976	$1,923,570	$164,761	$(616,874)	$2,083,433
CAPITALIZATION AND LIABILITIES
Capitalization:
Common stockholders’ equity	$600,254	$500,359	$51,271	$(551,630)	$600,254
Affiliate long-term debt	—	—	30,252	(30,252)	—
Long-term debt, less current maturities	—	428,878	1,349	—	430,227
Total capitalization	600,254	929,237	82,872	(581,882)	1,030,481
Current liabilities:
Current maturities of long-term debt	—	46,129	1,884	—	48,013
Short-term borrowings	11,515	—	—	—	11,515
Payables to affiliates	24	180	34,480	(34,684)	—
Accounts payable	—	57,434	2,980	—	60,414
Accrued expenses and other liabilities	762	75,168	1,059	82	77,071
Total current liabilities	12,301	178,911	40,403	(34,602)	197,013
Unamortized investment tax credits	—	2,180	—	—	2,180
Deferred income taxes, net	(579)	164,716	4,344	(390)	168,091
Pension and postretirement benefits other than pensions	—	247,335	—	—	247,335
Regulatory and other liabilities	—	82,416	8,769	—	91,185
Advances for construction	—	184,110	769	—	184,879
Contributions in aid of construction	—	134,665	27,604	—	162,269
	$611,976	$1,923,570	$164,761	$(616,874)	$2,083,433

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

CALIFORNIA WATER SERVICE GROUP

CONDENSED CONSOLIDATING STATEMENT OF INCOME

For the three months ended September 30, 2013

(In thousands)

	Parent Company	Cal Water	All Other Subsidiaries	Consolidating Adjustments	Consolidated
Operating revenue	$—	$174,699	$9,705	$—	$184,404
Operating expenses:
Operations:
Water production costs	—	67,981	2,633	—	70,614
Administrative and general	—	22,354	2,316	—	24,670
Other operations	—	15,883	1,900	(126)	17,657
Maintenance	—	4,382	193	—	4,575
Depreciation and amortization	14	13,714	805	(28)	14,505
Income tax (benefit) expense	(17)	10,721	107	354	11,165
Property and other taxes	—	4,680	734	—	5,414
Total operating (income) expenses	(3)	139,715	8,688	200	148,600
Net operating income (loss)	3	34,984	1,017	(200)	35,804
Other Income and Expenses:
Non-regulated revenue	572	3,385	475	(783)	3,649
Non-regulated expense, net	—	(2,515)	(310)	—	(2,825)
Income tax (expense) benefit on other income and expense	(232)	(355)	(85)	342	(330)
Net other income (expense)	340	515	80	(441)	494
Interest:
Interest expense	30	7,608	707	(658)	7,687
Less: capitalized interest	—	(495)	(45)	—	(540)
Net interest expense	30	7,113	662	(658)	7,147
Equity earnings of subsidiaries	28,838	—	—	(28,838)	—
Net income (loss)	$29,151	$28,386	$435	$(28,821)	$29,151

CALIFORNIA WATER SERVICE GROUP

CONDENSED CONSOLIDATING STATEMENT OF INCOME

For the nine months ended September 30, 2013

(In thousands)

	Parent Company	Cal Water	All Other Subsidiaries	Consolidating Adjustments	Consolidated
Operating revenue	$—	$425,860	$24,543	$—	$450,403
Operating expenses:
Operations:
Water production costs	—	164,524	7,432	—	171,956
Administrative and general	—	65,423	7,683	—	73,106
Other operations	—	45,490	5,220	(378)	50,332
Maintenance	—	12,376	520	—	12,896
Depreciation and amortization	42	41,168	2,499	(84)	43,625
Income tax (benefit) expense	(246)	19,807	(1,064)	1,070	19,567
Property and other taxes	—	14,549	2,015	—	16,564
Total operating (income) expenses	(204)	363,337	24,305	608	388,046
Net operating income (loss)	204	62,523	238	(608)	62,357
Other Income and Expenses:
Non-regulated revenue	1,739	9,572	1,415	(2,340)	10,386
Non-regulated expense, net	—	(7,308)	(1,174)	—	(8,482)
Income tax (expense) on other income and expense	(708)	(923)	(169)	1,035	(765)
Net other income (expense)	1,031	1,341	72	(1,305)	1,139
Interest:
Interest expense	563	22,966	1,961	(1,963)	23,527
Less: capitalized interest	—	(1,279)	(340)	—	(1,619)
Net interest expense	563	21,687	1,621	(1,963)	21,908
Equity earnings of subsidiaries	40,916	—	—	(40,916)	—
Net income (loss)	$41,588	$42,177	$(1,311)	$(40,866)	$41,588

CALIFORNIA WATER SERVICE GROUP

CONDENSED CONSOLIDATING STATEMENT OF INCOME

For the three months ended September 30, 2012

(In thousands)

	Parent Company	Cal Water	All Other Subsidiaries	Consolidating Adjustments	Consolidated

Operating revenue	$—	$168,680	$9,455	$—	$178,135
Operating expenses:
Operations:
Water production costs	—	63,647	2,842	—	66,489
Administrative and general	—	21,639	2,286	—	23,925
Other operations	—	16,177	1,607	(126)	17,658
Maintenance	—	4,238	139	—	4,377
Depreciation and amortization	—	13,051	699	(30)	13,720
Income tax (benefit) expense	(150)	9,831	372	334	10,387
Property and other taxes	—	4,552	666	—	5,218
Total operating expenses	(150)	133,135	8,611	178	141,774
Net operating income	150	35,545	844	(178)	36,361
Other Income and Expenses:
Non-regulated revenue	474	3,372	617	(707)	3,756
Non-regulated expense, net	—	(2,217)	(483)	3	(2,697)
Income tax (expense) on other income and expense	(193)	(469)	(82)	322	(422)
Net other income	281	686	52	(382)	637
Interest:
Interest expense	368	7,702	535	(581)	8,024
Less: capitalized interest	—	(505)	(293)	—	(798)
Net interest expense	368	7,197	242	(581)	7,226
Equity earnings of subsidiaries	29,709	—	—	(29,709)	—
Net income (loss)	$29,772	$29,034	$654	$(29,688)	$29,772

CALIFORNIA WATER SERVICE GROUP

CONDENSED CONSOLIDATING STATEMENT OF INCOME

For the nine months ended September 30, 2012

(In thousands)

	Parent Company	Cal Water	All Other Subsidiaries	Consolidating Adjustments	Consolidated
Operating revenue	$—	$413,796	$24,640	$—	$438,436
Operating expenses:
Operations:
Water production costs	—	150,396	7,723	—	158,119
Administrative and general	—	62,043	7,067	—	69,110
Other operations	—	54,584	5,008	(379)	59,213
Maintenance	—	14,247	495	—	14,742
Depreciation and amortization	—	39,393	2,079	(89)	41,383
Income tax (benefit) expense	(416)	19,094	(198)	997	19,477
Property and other taxes	—	11,819	1,983	—	13,802
Total operating expenses	(416)	351,576	24,157	529	375,846
Net operating income (loss)	416	62,220	483	(529)	62,590
Other Income and Expenses:
Non-regulated revenue	1,429	10,867	1,805	(2,158)	11,943
Non-regulated expense, net	—	(7,072)	(1,422)	3	(8,491)
Income tax (expense) on other income and expense	(582)	(1,545)	(216)	960	(1,383)
Net other income	847	2,250	167	(1,195)	2,069
Interest:
Interest expense	1,022	22,648	1,594	(1,780)	23,484
Less: capitalized interest	—	(1,785)	(862)	—	(2,647)
Net interest expense	1,022	20,863	732	(1,780)	20,837
Equity earnings of subsidiaries	43,581	—	—	(43,581)	—
Net income (loss)	$43,822	$43,607	$(82)	$(43,525)	$43,822

CALIFORNIA WATER SERVICE GROUP

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the nine months ended September 30, 2013

(In thousands)

	Parent Company	Cal Water	All Other Subsidiaries	Consolidating Adjustments	Consolidated
Operating activities:
Net income (loss)	$41,588	$42,177	$(1,311)	$(40,866)	$41,588
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity earnings of subsidiaries	(40,916)	—	—	40,916	—
Dividends received from affiliates	21,981	—	—	(21,981)	—
Depreciation and amortization	42	42,509	2,600	(84)	45,067
Change in value of life insurance contracts	—	(1,147)	—	—	(1,147)
Other changes in noncurrent assets and liabilities	1,164	12,415	(29)	(49)	13,501
Changes in operating assets and liabilities	390	4,220	(1,803)	83	2,890
Net cash provided by (used in) operating activities	24,249	100,174	(543)	(21,981)	101,899
Investing activities:
Utility plant expenditures	(640)	(84,688)	(9,454)	—	(94,782)
Investment in affiliates	(35,000)	—	—	35,000	—
Net changes in affiliate advances	(9,583)	(2,359)	1,141	10,801	—
Repayment of affiliates long-term debt	913	7,797	—	(8,710)	—
Purchase of life insurance	—	(3,204)	—	—	(3,204)
Restricted cash and other changes, net	—	1,148	—	—	1,148
Net cash provided by (used in) investing activities	(44,310)	(81,306)	(8,313)	37,091	(96,838)
Financing Activities:
Short-term borrowings	15,315	20,000	—	—	35,315
Repayment of short-term borrowings	(68,275)	(45,000)	—	—	(113,275)
Proceeds from long-term debt	—	—	48	—	48
Repayment of long-term debt	—	(2,531)	(527)	—	(3,058)
Net changes in affiliate advances	—	(972)	11,773	(10,801)	—
Repayment of affiliates long-term debt	(7,796)	—	(914)	8,710	—
Advances and contributions in aid for construction	—	7,545	32	—	7,577
Refunds of advances for construction	—	(5,184)	(46)	—	(5,230)
Dividends paid to non-affiliates	(21,981)	—	—	—	(21,981)
Dividends paid to affiliates	—	(19,790)	(2,191)	21,981	—
Issuance of common stock	105,600	—	—	—	105,600
Investment from affiliates	—	35,000	—	(35,000)	—
Net cash (used in) provided by financing activities	22,863	(10,932)	8,175	(15,110)	4,996
Change in cash and cash equivalents	2,802	7,936	(681)	—	10,057
Cash and cash equivalents at beginning of period	1,470	34,609	2,711	—	38,790
Cash and cash equivalents at end of period	$4,272	$42,545	$2,030	$—	$48,847

CALIFORNIA WATER SERVICE GROUP

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the nine months ended September 30, 2012

(In thousands)

	Parent Company	Cal Water	All Other Subsidiaries	Consolidating Adjustments	Consolidated
Operating activities:
Net income (loss)	$43,822	$43,607	$(82)	$(43,525)	$43,822
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity earnings of subsidiaries	(43,581)	—	—	43,581	—
Dividends received from affiliates	19,785	—	—	(19,785)	—
Depreciation and amortization	—	40,604	2,207	(89)	42,722
Change in value of life insurance contracts	—	(2,244)	—	—	(2,244)
Other changes in noncurrent assets and liabilities	1,180	30,928	(3,815)	118	28,411
Changes in operating assets and liabilities	(247)	(10,557)	(2,417)	(85)	(13,306)
Net cash provided by (used in) operating activities	20,959	102,338	(4,107)	(19,785)	99,405
Investing activities:
Utility plant expenditures	—	(88,593)	(11,007)	—	(99,600)
Investment in affiliates	—	—	—	—	—
Net changes in affiliate advances	(13,975)	2,708	—	11,267	—
Repayment of affiliates long-term debt	411	36	—	(447)	—
Purchase of life insurance	—	(3,199)	—	—	(3,199)
Restricted cash and other changes, net	—	1,553	—	—	1,553
Net cash provided by (used in) investing activities	(13,564)	(87,495)	(11,007)	10,820	(101,246)
Financing Activities:
Short-term borrowings	14,535	51,030	—	—	65,565
Repayment of short-term borrowings	(1,000)	(51,030)	—	—	(52,030)
Proceeds from long-term debt	—	—	123	—	123
Repayment of long-term debt	—	(1,573)	(550)	—	(2,123)
Net changes in affiliate advances	—	524	10,743	(11,267)	—
Repayment of affiliates long-term debt	(36)	—	(411)	447	—
Advances and contributions in aid for construction	—	5,416	75	—	5,491
Refunds of advances for construction	—	(5,575)	(57)	—	(5,632)
Dividends paid to non-affiliates	(19,785)	—	—	—	(19,785)
Dividends paid to affiliates	—	(17,671)	(2,114)	19,785	—
Issuance of common stock	—	—	—	—	—
Investment from affiliates	—	—	—	—	—
Net cash (used in) provided by financing activities	(6,286)	(18,879)	7,809	8,965	(8,391)
Change in cash and cash equivalents	1,109	(4,036)	(7,305)	—	(10,232)
Cash and cash equivalents at beginning of period	89	18,475	8,639	—	27,203
Cash and cash equivalents at end of period	$1,198	$14,439	$1,334	$—	$16,971

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

In light of these risks, uncertainties and assumptions, investors are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this quarterly report. When considering forward-looking statements, investors should keep in mind the cautionary statements in this quarterly report and the documents incorporated by reference. We are not under any obligation, and we expressly disclaim any obligation, to update or alter any forward-looking statements, whether as a result of new information, future events or otherwise.

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

•                        goodwill accounting and evaluation for impairment; and

•                        contingencies.

For the nine month period ended September 30, 2013, there were no changes in the methodology for computing critical accounting estimates, no additional accounting estimates met the standards for critical accounting policies, and there were no material changes to the important assumptions underlying the critical accounting estimates.

RESULTS OF THIRD QUARTER 2013 OPERATIONS COMPARED TO

THIRD QUARTER 2012 OPERATIONS

Amounts in thousands except share data

Overview

Third quarter of 2013 net income was $29.2 million or $0.61 per diluted common share compared to net income of $29.8 million or $0.71 per diluted common share in the third quarter of 2012. The $0.6 million decrease to net income was mostly due to a smaller income tax benefit realized during the third quarter of 2013 as compared to the prior year.  During the third quarter of 2013, State of California EZ credits and equipment repairs and maintenance state income tax deductions increased 2013 net income $4.1 million.  During the third quarter of 2012, mains repairs and maintenance state income tax deductions increased net income $6.2 million. In addition, 2013 rate increases offset water production and depreciation cost increases and partially offset employee wage and benefit cost increases.

Operating Revenue

Operating revenue increased $6.3 million or 4% to $184.4 million in the third quarter of 2013. As disclosed in the following table, the increase was primarily due to increases in rates and the net effect of WRAM.

The factors impacting operating revenue for the third quarter of 2013 as compared to 2012, are as follows:

Rate increases	$3,544
Conservation balancing account	863
Deferral of net WRAM and MCBA revenue	(2,800)
Pension balancing account	(2,147)
Usage and other	(1,019)
Net effect of WRAM	7,829
Net operating revenue increase	$6,270

The deferral of net WRAM and MCBA revenue in the table above occurs whenever a district net receivable balance is estimated to be collected more than 24 months after the respective reporting period in which it was recognized.  The deferrals are reversed when district net receivable balances are estimated to be collected within 24-months.  The $2.8 million net revenue decrease during the third quarter of 2013 as compared to the third quarter of 2012 was mostly due to a larger deferral of net WRAM and MCBA revenues during the third quarter of 2013 as compared to the third quarter of 2012.  The deferral in 2013 has increased because of a decrease in actual consumption relative to adopted consumption, which has caused an increase in the net receivables that are expected to be collected more than 24 months after the respective reporting period in which it was recognized.

The net change in usage and other in the above table refers primarily to the difference between actual metered customer consumption during the three months ended September 30, 2013 and the three months ended September 30, 2012.  The $1.0 million usage and other revenue decrease was due to a decrease in customer consumption during the third quarter of 2013 compared to the prior year.  This was partially offset by an increase in accrued unbilled operating revenue which is not a component of the WRAM.  The WRAM is a cash basis mechanism which records changes in billed operating revenue.  The quarterly changes in the accrued unbilled operating revenue usually vary year over year.  These changes are usually most variable in the first and third quarters due to weather conditions and have not had a significant impact on annual revenue in past years.

The net effect of WRAM in the above table refers primarily to the revenue changes recognized by the WRAM and MCBA. The WRAM is impacted by changes in consumption patterns from our historical trends as well as an increase in conservation efforts. The MCBA, which records the differences in production costs from the adopted costs, is recorded as an element of revenue as it represents pass through costs which are billed to customers. The MCBA is impacted by changes in total production quantities, the production mix of the source of water, the price paid for purchased water and power, and the amount of pump taxes paid. The net change during the three months ended September 30, 2013 compared to the three months ended September 30, 2012 resulted in an increase to revenue of $7.8 million

The pension balancing account in the above table refers to the difference between actual expenses and adopted rate recovery.  The decrease of $2.1 million is due to a smaller benefit from the difference  between actual pension expenses as compared to adopted rate recovery in 2013.

The components of the rate increases are listed in the following table:

Purchased water offset increases	$2,268
Step rate increases	3,152
General rate case (GRC) increases	160
Cost of capital adjustment mechanism and other	(2,036)
Total increase in rates	$3,544

Total Operating Expenses

Total operating expenses were $148.6 million for the third quarter of 2013, compared to $141.8 million for the same period in 2012, a 5% increase.

Water production expense consists of purchased water, purchased power, and pump taxes. It represents the largest component of total operating expenses, accounting for approximately 48% of total operating expenses in the third quarter of 2013. Water production expenses increased $4.1 million, or 6%, during the third quarter of 2013 compared to the same period last year due to purchased water price increases. Purchased water costs increased due to price increases from water wholesalers.  Washington Water, New Mexico Water, and Hawaii Water obtained all of their water supply from wells during the third quarter of 2013.

Sources of water as a percent of total water production are listed in the following table:

	Three Months Ended September 30
	2013	2012
Well production	49%	50%
Purchased	47%	44%
Surface	4%	6%
Total	100%	100%

The components of water production costs are shown in the table below:

	Three Months Ended September 30
	2013	2012	Change
Purchased water	$55,586	$51,428	$4,158
Purchased power	11,599	11,440	159
Pump taxes	3,429	3,621	(192)
Total	$70,614	$66,489	$4,125

Administrative and general expense and other operations expense increased $0.7 million, or 2%.  Employee wage and benefit cost increases of $1.6 million were partially offset by reductions to conservation program expenses during the third quarter of 2013 as compared to the third quarter of 2012. Wage increases became effective January 1, 2013.  At September 30, 2013, there were 1,121 employees and at September 30, 2012, there were 1,129 employees.

Maintenance expenses increased by 5% to $4.6 million in the third quarter of 2013 compared to $4.4 million in the third quarter of 2012, due to an increase in main and service repairs.

Depreciation and amortization expense increased $0.8 million, or 6%, mostly due to 2012 capital additions.

Federal and state income taxes charged to operating expenses and other income and expenses increased $0.7 million mostly due to a smaller income tax benefit realized during the third quarter of 2013 as compared to the prior year.  During the third quarter of 2013, the State of California EZ credits and equipment repairs and maintenance income tax deductions reduced state income tax expense $4.1 million.  During the third quarter of 2012, the mains repairs and maintenance deductions reduced state income tax expense $6.2 million.  We expect the 2013 effective tax rate to be between 32% and 35% for fiscal year 2013.

Other Income and Expense

Net other (expense) income decreased during the third quarter of 2013 mostly due to costs incurred to develop new business opportunities.

Interest Expense

Total interest expense, net of interest capitalized, decreased $0.1 million to $7.1 million for the third quarter of 2013 compared to the same period last year. This decrease was attributable to lower short-term and long-term borrowing, and was partially offset by a decrease in capitalized interest charged to construction projects during the third quarter of 2013 compared to the same period last year.

Company Health Care Benefits

In March 2010, both the federal “Patient Protection and Affordable Care Act” (P.L. 111-148) and “Health Care and Education Reconciliation Act” (H.R. 4872) were enacted. We anticipate that the Company’s health care and other costs will increase as a result of the new federal health care laws and based on available information; however, we have not quantified the impact of this legislation on the Company’s health care costs during 2013 and in future years.  A new memorandum account was established for Cal Water, effective January 1, 2011, to account for health care cost changes due to federal legislation, as these costs were not included in the 2009 GRC decision.

RESULTS OF THE NINE MONTHS ENDED SEPTEMBER 2013 COMPARED TO

THE NINE MONTHS ENDED SEPTEMBER 2012 OPERATIONS

Amounts in thousands except per share data

Overview

Net income for the nine month period ended September 30, 2013 was $41.6 million or $0.90 per diluted common share as compared to net income of $43.8 million or $1.05 per diluted common share for the nine month period ended September 30, 2012.  The $2.2 million decrease to net income was mostly due to a smaller income tax benefit, an increase in net interest expense, and a lower unrealized gain on our benefit plan insurance investments during the nine month period ended September 30, 2013 as compared to the prior year.  During the nine month period ended September 30, 2013, the State of California EZ credits and repairs and maintenance state income tax deductions increased net income $4.8 million.  During the nine month period ended September 30, 2012, the repairs and maintenance state income tax deductions increased net income $6.2 million.  The increase to net interest expense for the nine month period ended September 30, 2013 as compared to the prior year was mostly due to a decrease in capitalized interest charged to construction projects. The unrealized gain on our benefit plan insurance investments during the nine month periods ended September 30, 2013 and September 30, 2012 was $1.1 million and $2.2 million, respectively.  Also, the reversal of 2011 deferred WRAM operating revenue of $11.4 million and MCBA associated costs of $9.3 million during the first nine months of 2012, added net income of $1.5 million during the first nine months of 2012, which was a benefit in the prior year.  In addition, 2013 rate increases offset water production and depreciation cost increases and partially offset employee wage and benefit cost increases.

Operating Revenue

Operating revenue increased $12.0 million or 3% to $450.4 million in the nine month period ended September 30, 2013. As disclosed in the following table, the increase was due to increases in rates and the net effect of WRAM.

The factors impacting operating revenue for the nine months ended September 30, 2013 as compared to 2012 are as follows:

Usage and other	$4,621
Rate increases	9,870
Deferral of net WRAM and MCBA revenue	(12,206)
Conservation balancing account	1,159
Pension balancing account	(3,920)
Net effect of WRAM	12,443
Net operating revenue increase	$11,967

The deferral of net WRAM and MCBA revenue in the table above occurs whenever a district net receivable balance is estimated to be collected more than 24 months after the respective reporting period in which it was recognized.  The deferrals are reversed when district net receivable balances are estimated to be collected within 24-months The $12.2 million net revenue decrease during the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012 was mostly due to a decrease in the net receivable expected to be collected within 24-months in 2013 as compared to 2012.  The net receivable expected to be collected within 24-months in 2013 has decreased because of a decrease in actual consumption relative to adopted consumption, which has caused an increase in net receivables with longer amortizations periods.

The net change in usage and other in the above table refers primarily to the difference between actual metered customer consumption during the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012.  The $4.6 million usage and other revenue increase was due to an increase in customer consumption during the first nine months of 2013 compared to the prior year.  In part, this reflects a $1.8 million increase in accrued unbilled operating revenue which is not a component of the WRAM.  The WRAM is a cash basis mechanism which records changes in billed operating revenue.  The changes in the accrued unbilled operating revenue usually vary year over year.  These changes are usually most variable in the first and third quarters due to weather conditions and have not had a significant impact on annual revenues in past years.

The net effect of WRAM in the above table refers primarily to the revenue changes recognized by the WRAM and MCBA. The WRAM is impacted by changes in consumption patterns from our historical trends as well as an increase in conservation efforts. The MCBA, which records the differences in production costs from the adopted costs, is recorded as an element of revenue as it represents pass through costs which are billed to customers. The MCBA is impacted by changes in total production quantities, the production mix of the source of water, the price paid for purchased water and power, and the amount of pump taxes paid. The net change during the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012 resulted in an increase to revenue of $12.4 million.

The pension balancing account in the above table refers to the difference between actual expenses and adopted rate recovery.  The decrease of $3.9 million is due to a smaller benefit from the difference between actual pension expenses as compared to adopted rate recovery in 2013.

The components of the rate increases are as follows:

Purchased water offset increases	$6,904
Step rate increases	7,382
General rate case (GRC) increases	704
Cost of capital adjustment mechanism and other	(5,120)
Total increase in rates	$9,870

Total Operating Expenses

Total operating expenses were $388.0 million for the nine month period ended September 30, 2013, compared to $375.8 million for the same period in 2012, a 3% increase.

Water production expense consists of purchased water, purchased power, and pump taxes. It represents the largest component of total operating expenses, accounting for approximately 44% of total operating expenses in the nine month period ended September 30, 2013. Water production expenses increased 9% compared to the same period last year mostly due to increased costs for purchased water and increased customer usage. Our 100% owned operating subsidiaries, Washington Water, New Mexico Water, and Hawaii Water obtain all of their water supply from wells.

Sources of water as a percent of total water production are listed in the following table:

	Nine months Ended September 30
	2013	2012
Well production	47%	47%
Purchased	48%	47%
Surface	5%	6%
Total	100%	100%

The components of water production costs are shown in the table below:

	Nine months Ended September 30
	2013	2012	Change
Purchased water	$138,315	$125,218	$13,097
Purchased power	25,228	24,577	651
Pump taxes	8,413	8,324	89
Total	$171,956	$158,119	$13,837

Purchased water costs increased primarily due to price increases from water wholesalers and an increase in customer usage.

Administrative and general expense and other operations expense decreased 4.0% to $123.4 million. The decrease during the first nine months of 2013 was partially due to the reversal of December 31, 2011 deferred MCBA associated costs of $10.0 million during the first nine months of 2012 which was partially offset by employee wage and benefit costs increases and conservation program expense increases during the nine month period ended September 30, 2013 as compared to the nine month period ended September 30, 2012.  Wage increases became effective January 1, 2013.

Maintenance expense decreased by 13% to $12.9 million during the nine month period ended September 30, 2013 compared to $14.7 million during the nine month period ended September 30, 2012, due to a decrease in transmission and distribution mains repairs.

Depreciation and amortization expense increased $2.2 million, or 5%, mostly due to 2012 capital additions.

Federal and state income taxes charged to operating expenses and other income and expenses decreased $0.5 million mostly due to a reduction in pre-tax income and a smaller income tax benefit realized during the third quarter of 2013 as compared to the prior year.  The 2013 State of California EZ credits and state repairs and maintenance income tax deductions reduced state income tax expense $4.8 million.  The 2012 repairs and maintenance deductions reduced state income tax expense $6.2 million.  We expect the 2013 effective tax rate to be between 32% and 35% for fiscal year 2013.

Other Income and Expense

Net other (expense) income decreased $0.9 million mostly due to an unrealized gain on our benefit plan insurance investments of $1.1 million for the nine months ended September 30, 2013, as compared to an unrealized gain of $2.2 million for the nine months ended September 30, 2012.

Interest Expense

Net interest expense, net of interest capitalized, increased $1.1 million, or 5%, to $21.9 million for the nine month period ended September 30, 2013 compared to the same period last year. The increase was mostly due to a decrease in capitalized interest charged to construction projects.

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

2013 Regulatory Activity

California GRC filing

On October 30, 2013, Cal Water entered into a settlement agreement with the California Public Utilities Commission’s Office of Ratepayer Advocates (ORA) and other parties to its 2012 General Rate Case. The Commission may or may not adopt the settlement agreement as proposed by the parties.

If the settlement agreement is approved as proposed, Cal Water would be authorized to invest $447.0 million in districts throughout California over the three-year period from January 1, 2013 through December 31, 2015 in order to provide a safe and reliable water supply to its customers.  Included in the $447.0 million in water system infrastructure improvements is $126.0 million that would be recovered through the Commission’s advice letter procedure upon completion of qualified projects. Under the terms of the settlement, the Company would be authorized to increase revenue by approximately $45.0 million in 2014, $10.0 million in 2015, $10.0 million in 2016, and $19.0 million upon completion and approval of the company’s advice letter projects.

Building Renovation on General Office Campus

On March 4, 2013, Cal Water and the CPUC’s Division of Ratepayer Advocates submitted a proposed settlement that would allow Cal Water to recover $5.7 million in capital costs for renovating a building on Cal Water’s San Jose campus that houses the information technology, human resources, and customer service departments. Cal Water originally requested recovery of $6.0 million for the renovation, which included reconfiguration and expansion of the old building. While the substantive issues are being evaluated in a separate proceeding, the revenue increase Cal Water proposed in its 2012 GRC filing already includes the $6.0 million requested for the renovation. The level of cost recovery the CPUC authorizes for the renovation in the separate proceeding will be incorporated into the final rates adopted in the 2012 GRC proceeding that are expected to be effective on January 1, 2014 (or, if a decision is delayed, retroactive back to January 1, 2014).

Federal Income Tax Bonus Depreciation

In 2011, Cal Water filed for and received approval to track the benefits from federal income tax accelerated depreciation in a memorandum account due to the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010. Additional federal income tax deductions for assets placed in service after September 8, 2010, and before December 31, 2011, were $0.1 million for 2010 and $12.2 million for 2011. The memorandum account may result in a surcredit because of the impact to Cal Water’s revenue requirement for changes to working cash estimates, reductions to federal income tax qualified U.S. production activities deductions (QPAD), and changes to contributions-in-aid-of-construction. As of September 30, 2013, the estimated surcredit range is between $0.6 million and $1.1 million. The CPUC will determine the disposition of amounts recorded in the memorandum account in Cal Water’s next GRC proceeding.

Expense Offset filings

Expense offsets are dollar-for-dollar increases in revenue to match increased expenses, and therefore do not affect net operating income. In August 2013, Cal Water filed advice letters to offset increased purchased water and/or pump tax rates in five of its regulated districts totaling $2.8 million in annual revenue.

Regulatory Activity — Other States

Pukalani (Hawaii) GRC Filing

In August 2011, Hawaii Water filed a general rate case for the Pukalani wastewater system requesting $1.3 million in additional annual revenues. Hawaii Water reached a comprehensive and conceptual settlement with the Consumer Advocate during the fourth quarter of 2012. This settlement would result in an increase of $0.2 million in 2013, another increase of $0.2 million in 2014, and another increase of $0.2 million in 2015.  Each increase is separated by one year. A Decision and Order from the Commission approving this stipulated settlement is currently pending.

Waikoloa (Hawaii) GRC Filings

In August 2012, Hawaii Water filed general rate cases for the Waikoloa water, wastewater, and irrigation systems in Waikoloa Village and Waikoloa Resort requesting $6.3 million in additional annual revenues. Hawaii Water reached a comprehensive and conceptual settlement with the Consumer Advocate for Waikoloa Village Water during the third quarter of 2013. This settlement would result in an increase of $0.15 million in 2014. A Decision and Order from the Commission approving this stipulated settlement is currently pending. Hawaii Water and the Consumer Advocate are currently engaged in settlement discussions for the remaining Waikoloa filings; Waikoloa Village Wastewater and Waikoloa Resort Utilities.

LIQUIDITY

Cash flow from Operations

Cash flow from operations was $101.9 million during the nine months ended September 30, 2013, compared to $99.4 million for the same period of 2012.  The increase in cash flow from operations during the current year was mostly due to an increase in  collections of receivables and the timing of third party payments.

During the nine months ended September 30, 2013, we made contributions of $28.1 million to our pension and retiree health care plans compared to $25.5 million for the same period of 2012.  The net WRAM and MCBA undercollected balances increased $2.9 million to $49.0 million as of September 30, 2013 compared to December 31, 2012 due to an increase in the difference between adopted amounts and actual amounts for WRAM and MCBA.

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

Investing Activities

During the nine months ended September 30, 2013 and 2012, we used $94.8 million and $99.6 million, respectively, of cash for both Company-funded and developer-funded capital expenditures. For 2013, our capital budget is approximately $110 million to $130 million.  Annual expenditures fluctuate due to the availability of construction resources and our ability to obtain construction permits in a timely manner.

Financing Activities

On March 26, 2013, the Company sold 5,750,000 shares of its common stock in an underwritten public offering for cash proceeds of approximately $105.6 million, net of underwriting discounts and commissions and offering expenses. The net proceeds from the sale of common stock were added to our general funds to be used for general corporate purposes.  In April 2013, the Company used a portion of the net proceeds from the offering to repay outstanding borrowings on the Company and Cal Water lines of credit of $68.3 million and $25.0 million, respectively.

During the nine months ended September 30, 2013, there were new borrowings of $35.3 million on our unsecured revolving credit facilities.

The undercollected net WRAM and MCBA receivable balances were $49.0 million as of September 30, 2013 and $46.1 million as of December 31, 2012, respectively. The CPUC shortened the amortization periods for undercollected net WRAM and MCBA balances such that most balances will be collected within 18-months.  This change is expected to improve cash flows during 2013. The undercollected balances were primarily financed by Cal Water using short-term and long-term financing arrangements to meet operational cash requirements. Interest on the undercollected balances, the interest recoverable from ratepayers, is limited to the current 90-day commercial paper rates which is significantly lower than Cal Water’s short and long-term financing rates.

Short-Term and Long-Term Debt

Short-term liquidity is provided by our unsecured revolving credit facilities, which were amended and replaced on June 29, 2011, and internally generated funds. Long-term financing is accomplished through the use of both debt and equity. As of September 30, 2013, there were short-term borrowings of $11.5 million outstanding on the unsecured revolving credit facilities compared to $89.5 million as of December 31, 2012.

Given our ability to access our lines of credit on a daily basis, cash balances are managed to levels required for daily cash needs and excess cash is invested in short-term or cash equivalent instruments. Minimal operating levels of cash are maintained for Washington Water, New Mexico Water, and Hawaii Water.

Both short-term credit agreements contain affirmative and negative covenants and events of default customary for credit facilities of this type including, among other things, limitations and prohibitions relating to additional indebtedness, liens, mergers, and asset sales. Also, these unsecured credit agreements contain financial covenants governing the Company and its subsidiaries’ consolidated total capitalization ratio not to exceed 66.7% and an interest coverage ratio of three or more. As of September 30, 2013, the Company’s total capitalization ratio was 52.7% (trade payable is included as debt for this calculation) and interest ratio slightly exceeds five.  As of September 30, 2013, we have met all of the covenant requirements and are eligible to use the full amount of the commitment.

Bond principal and other long-term debt payments were $3.1 million during the nine months ended September 30, 2013, compared to $2.1 million during the same period of 2012.  In addition, Cal Water has $40 million of first mortgage bonds maturing during the fourth quarter of 2013.

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

On September 23, 2010, the CPUC authorized Cal Water to issue $350 million of debt and common stock to finance capital projects and operations. During the nine months ended September 30, 2013, we utilized cash generated from the equity offering, operations, and borrowings on the unsecured revolving credit facilities. In future periods, management anticipates funding our capital needs and repayment of long-term debt through a relatively balanced approach between long-term debt and equity.

Dividends, Book Value and Shareholders

The third quarter of 2013 common stock dividend of $0.16 per share was paid on August 23, 2013, compared to a quarterly dividend in the third quarter of 2012 of $0.1575. This was our 274th consecutive quarterly dividend. Annualized, the 2013 dividend rate is $0.64 per common share, compared to $0.63 in 2012. For the full year 2012, the payout ratio was 54% of net income. On a long-term basis, our goal is to achieve a dividend payout ratio of 60% of net income accomplished through future earnings growth.

At its October 30, 2013 meeting, the Board declared the fourth quarter dividend of $0.16 per share payable on November 25, 2013, to stockholders of record on November 12, 2013. This was our 275th consecutive quarterly dividend.

2013 Financing Plan

We intend to fund our capital needs in future periods through a relatively balanced approach between long-term debt and equity. The Company and Cal Water have a three-year syndicated unsecured revolving line of credit of $100 million and $300 million, respectively for short-term borrowings. As of September 30, 2013, the Company’s availability on these unsecured revolving lines of credit was $388.5 million.

Book Value and Stockholders of Record

Book value per common share was $12.57 at September 30, 2013 compared to $11.30 at December 31, 2012.

There were approximately 2,278 stockholders of record for our common stock as of October 30, 2013.

Utility Plant Expenditures

For the nine month period ended September 30, 2013, capital expenditures totaled $94.8 million for Company-funded and developer-funded projects. The planned 2013 Company-funded capital expenditure budget is approximately $110 million to $130 million. The actual amount may vary from the budget number due to timing of actual payments related to current year and prior year projects. Also, potential changes in California Department of Public Health (CDPH) water quality standards for chromium-6 may require significant capital and operating expenditures in certain operating Districts.

We do not control third-party-funded capital expenditures and therefore are unable to estimate the amount of such projects for 2013.

At September 30, 2013, construction work in progress was $156.6 million compared to $132.4 million at December 31, 2012. Work in progress includes projects that are under construction but not yet complete and placed in service.

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

California’s normal weather pattern yields little precipitation between mid-spring and mid-fall. The Washington Water service areas receive precipitation in all seasons, with the heaviest amounts during the winter. New Mexico Water’s rainfall is heaviest in the summer monsoon season. Hawaii Water receives precipitation throughout the year, with the largest amounts in the winter months. Water usage in all service areas is highest during the warm and dry summers and declines in the cool winter months. Rain and snow during the winter months replenish underground water aquifers and fill reservoirs, providing the water supply for subsequent delivery to customers. As of October 1, 2013, the State of California snowpack water content and rainfall accumulation during the 2012 — 2013 water year was 92% of normal (per the California Department of Water Resources, Northern Sierra Precipitation Accumulation report). Precipitation during the nine months ended September 30, 2013 was below average. Management believes that supply pumped from underground aquifers and purchased from wholesale suppliers will be adequate to meet customer demand during 2013 and beyond. Long-term water supply plans are developed for each of our districts to help assure an adequate water supply under various operating and supply conditions. Some districts have unique challenges in meeting water quality standards, but management believes that supplies will meet current standards using current treatment processes.

CONTRACTUAL OBLIGATIONS

During the nine months ended September 30, 2013, there were no material changes in contractual obligations outside the normal course of business.

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

Our management, with the participation of our CEO and our CFO, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2013. Based on that evaluation, we concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

(b) Changes to Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1.

LEGAL PROCEEDINGS

From time to time, the Company has been named as a co-defendant in asbestos-related lawsuits. Several of these cases against the Company have been dismissed without prejudice. In other cases the Company’s contractors and insurance policy carriers have settled the cases with no effect on the Company’s financial statements. As such, the Company does not currently believe there is any potential loss that is probable to occur related to these matters and therefore no additional accrual has been recorded as of September 30, 2013.

From time to time, the Company is involved in various disputes and litigation matters that arise in the ordinary course of business. The status of each significant matter is reviewed and assessed for potential financial exposure. If the potential loss from any claim or legal proceeding is considered probable and the amount of the range of loss can be estimated, a liability is accrued for the estimated loss in accordance with the accounting standards for contingencies. Legal proceedings are subject to uncertainties, and the outcomes are difficult to predict. Because of such uncertainties, accruals are based on the best information available at the time. While the outcome of these disputes and litigation matters cannot be predicted with any certainty, management does not believe when taking into account existing reserves the ultimate resolution of these matters will materially affect the Company’s financial position, results of operations, or cash flows. In the future, we may be involved in disputes and litigation related to a wide range of matters, including employment, construction, environmental issues and operations. Litigation can be time consuming and expensive and could divert management’s time and attention from our business. In addition, if we are subject to additional lawsuits or disputes, we might incur significant legal costs and it is uncertain whether we would be able to recover the legal costs from ratepayers or other third parties.  As such, the Company does not currently believe there is any potential loss that is probable to occur related to these matters and therefore no additional accrual has been recorded as of September 30, 2013.

Item 1A.

RISK FACTORS

New and more stringent water quality regulations could increase our operating costs.

We are subject to water quality standards set by federal, state and local authorities that have the power to issue new regulations.  Compliance with new regulations that are more stringent than current regulations could increase our operating costs.

On August 22, 2013, the CDPH issued a draft standard of 10 parts per billion for chromium-6.  The standard is expected to be finalized in 2014.  There can be no assurance that our existing operations will comply with the drinking water quality standards for chromium-6 proposed by the CDPH.  More stringent drinking water quality standards could require us to develop new quality control procedures which could increase our operating costs, restrict our available water supplies, or increase future capital expenditures in certain operating Districts.  Although we would likely seek permission to recover additional costs of compliance through rate increases, we can give no assurance that the CPUC would approve rate increases to enable us to recover these additional compliance costs.

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

CALIFORNIA WATER SERVICE GROUP
Registrant

November 6, 2013	By:	/s/ Thomas F. Smegal III
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