Form 10-K
period 2013-12-31
CALIFORNIA WATER SERVICE GROUP
filed 2014-02-27
CIK 1035201

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant was $931.3 million on June 30, 2013, the last business day of the registrant's most recently completed second fiscal quarter. The valuation is based on the closing price of the registrant's common stock as traded on the New York Stock Exchange.

         Common stock outstanding at February 11, 2014, 47,740,957 shares.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the definitive proxy statement for the California Water Service Group 2013 Annual Meeting are incorporated by reference into Part III hereof.

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

  •
  the impact of weather and climate on water availability, water sales and operating results;

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

        Our business is conducted through our operating subsidiaries. The bulk of the business consists of the production, purchase, storage, treatment, testing, distribution and sale of water for domestic, industrial, public and irrigation uses, and for fire protection. We also provide non-regulated water- related services under agreements with municipalities and other private companies. The non-regulated services include full water system operation, billing and meter reading services. Non-regulated operations also include the lease of communication antenna sites, lab services, and promotion of other non-regulated services. Earnings may be significantly affected by the sale of surplus real properties if and when they occur.

        During the year ended December 31, 2013, there were no significant changes in the kind of products produced or services rendered or those provided by our operating subsidiaries, or in the markets or methods of distribution.

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

Regulated Business

        California water operations are conducted by the Cal Water and CWS Utility Services entities, which provide service to approximately 475,100 customers in 83 California communities through 25 separate districts. Of these 25 districts, 23 districts are regulated water systems, which are subject to regulation by the California Public Utilities Commission (CPUC). Cal Water operates two leased water systems, the City of Hawthorne and the City of Commerce, which are governed through their respective city councils and are outside of the CPUC's jurisdiction. California water operations account for approximately 94% of our total customers and approximately 94% of our total consolidated operating revenue.

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

        Washington Water provides domestic water service to approximately 16,000 customers in the Tacoma and Olympia areas. Washington Water's utility operations are regulated by the Washington Utilities and Transportation Commission. Washington Water accounts for approximately 3% of our total customers and approximately 2% of our total consolidated operating revenue.

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

        We operate the City of Hawthorne and the City of Commerce water systems under lease agreements. In accordance with the lease agreements, we receive all revenues from operating the systems and are responsible for paying the operating costs. The City of Hawthorne and the City of Commerce lease revenues are governed through their respective city councils and are considered non-regulated because they are outside of the CPUC's jurisdiction. We report revenue and expenses for the City of Hawthorne and City of Commerce leases in operating revenues and operating expenses because we are entitled to retain all customer billings and are generally responsible for all operating expenses. These leases are considered "nontariffed products and services (NTPS)" by the Commission and require a 10% revenue sharing.

        In October 2011, an agreement was negotiated with the City of Hawthorne to lease and operate its water system. The system, which is located near the Hermosa Redondo district, serves about half of Hawthorne's population. The capital lease agreement required an up-front $8.1 million lease deposit to the city that is being amortized over the lease term. Additionally, annual lease payments of $0.9 million are made to the city and shall be increased or decreased each year on July 1, by the same percentage that the rates charged to customers served by the water system increased or decreased, exclusive of pass-through increases or decreases in the cost of water, power, and city-imposed fees, compared to the rates in effect on July 1 of the prior year, provided, that in no event will the annual lease payment be less than $0.9 million. Under the lease we are responsible for all aspects of system operation and capital improvements, although title to the system and system improvements reside with the city. Capital improvements are recorded as depreciable plant and equipment and depreciated per the asset lives set forth in the agreement. In exchange, we receive all revenue from the water system, which was $7.7 million, $7.6 million and $7.5 million in 2013, 2012, and 2011, respectively. At the end of the lease, the city is required to reimburse us for the unamortized value of capital improvements made during the term of the lease. The City of Hawthorne capital lease is a 15-year lease and expires in 2026.

        In July 2003, an agreement was negotiated with the City of Commerce to lease and operate its water system. The lease requires us to pay $0.8 million per year in monthly installments and pay $200 per acre-foot for water usage exceeding 2,000 acre-feet per year plus a percentage of certain operational savings that may be realized. Under the lease agreement, we are responsible for all aspects of the system's operations. The city is responsible for capital expenditures, and title to the system and system improvements resides with the city. We bear the risks of operation and collection of amounts billed to customers. The agreement includes a procedure to request rate changes for cost changes outside of our control and other cost changes. In exchange, we receive all revenue from the system, which totaled $2.0 million in 2013, $1.9 in 2012, and $1.8 million in 2011. The City of Commerce lease is a 15-year lease and expires in 2018.

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

        The revenues and expenses for leased water systems are included in operating revenues and operating expenses. All other non-regulated revenues and expenses are reported below net operating income on the income statement. Due to the variety of services provided and activities being outside of our core business, the number of customers is not tracked for these non-regulated activities, except customers for the City of Hawthorne and the City of Commerce. Effective June 30, 2011, the CPUC adopted new rules surrounding provision of unregulated services using utility assets and employees. As a result, nearly all California unregulated activities are now considered NTPS. The prescribed accounting for these NTPS is incremental cost allocation plus revenue sharing with rate payers. Non-regulated services determined to be "active activities" require a 10% revenue sharing and "passive activities" require a 30% revenue sharing. The amount of non-regulated revenues subject to revenue sharing is the total billed revenues less any authorized pass through costs. Some examples of CPUC authorized pass through costs are purchased water, purchased power, and pump taxes. All of the non-regulated services listed above, except property leases, are "active activities" subject to a 10% revenue sharing. Property leases are "passive activities" subject to a 30% revenue sharing. The 2013 revenue sharing was $2.1 million. Any significant change in revenue sharing due to the new rules will be reflected in adopted rates after the next general rate case and will be accompanied by a change from full-cost allocation to incremental-cost allocation.

        We provide operating and maintenance, meter reading and customer billing services for several municipalities in California. We also provide sewer and refuse billing services to several municipalities. Revenues for these services were $9.3 million, $11.2 million, and $10.4 million in 2013, 2012, and 2011, respectively.

        We lease antenna sites to telecommunication companies, which place equipment at various Company-owned sites. Lease revenues totaled $2.0 million, $2.0 million, and $1.9 million in 2013, 2012 and 2011, respectively. The antennas are used in cellular phone and personal communication applications. We continue to negotiate new leases for similar uses.

        In 2006, we started an Extended Service Protection (ESP) program in California covering certain repairs to residential customer's water line between the meter and the home. The non-regulated program was operated by CWS Utility Services. Typically the utility is responsible for servicing and maintaining the water line up to and including the meter. The home owner is responsible for the water line from the meter to the house. In late 2007, we contracted with Home Service USA to replace the ESP program with an insurance product. Home Service USA now provides water line protection insurance, sewer line protection insurance, and internal plumbing protection insurance to Cal Water's customers who request it. Cal Water includes charges for these optional non-tariffed services on its bills. Revenues for these services were $2.0 million in each of 2013, 2012, and 2011. In September 2011 as part of a settlement with the Office of Ratepayer Advocates (ORA), we agreed to a rate payer refund of $2.1 million relating to the ESP program sale. The proceeds from the program sale are to be refunded over the period from May 2013 to April 2014. The regulatory liability relating to this settlement was $0.8 million as of December 31, 2013.

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

 Geographical Service Areas and Number of Customers at Year-end

        Our principal markets are users of water within our service areas. Most of the geographical service areas are regulated; however, the City of Hawthorne and City of Commerce are included due to similarities in structure and risk of operations. The approximate number of customers served in each district is as follows:

        Regulated Customers, City of Hawthorne and City of Commerce Customers at December 31, (rounded to the nearest hundred)

	2013	2012
SAN FRANCISCO BAY AREA
Bayshore (serving South San Francisco, Colma, Broadmoor, San Mateo and San Carlos)	53,300	53,200
Bear Gulch (serving portions of Menlo Park, Atherton, Woodside and Portola Valley)	18,800	18,800
Los Altos (including portions of Cupertino, Los Altos Hills, Mountain View and Sunnyvale)	18,800	18,400
Livermore	18,400	18,800

	109,300	109,200

SACRAMENTO VALLEY
Chico (including Hamilton City)	28,400	28,100
Oroville	3,500	3,500
Marysville	3,700	3,700
Dixon	2,900	2,900
Willows	2,400	2,400

	40,900	40,600

NORTH COAST
Redwood Valley (Lucerne, Duncans Mills, Guerneville, Dillon Beach, Noel Heights & portions of Santa Rosa)	1,900	1,900

	1,900	1,900

SALINAS VALLEY
Salinas	28,300	28,300
King City	2,500	2,500

	30,800	30,800

SAN JOAQUIN VALLEY
Bakersfield	69,600	69,100
Stockton	43,000	42,700
Visalia	41,700	41,200
Selma	6,300	6,200
Kern River Valley	4,200	4,200

	164,800	163,400

	2013	2012
LOS ANGELES AREA
East Los Angeles (including portions of the City of Commerce service area)	26,700	26,700
Hermosa Redondo (serving Hermosa Beach, Redondo Beach and a portion of Torrance)	26,700	26,700
Dominguez (Carson and portions of Compton, Harbor City, Long Beach, Los Angeles and Torrance)	33,900	33,900
Palos Verdes (including Palos Verdes Estates, Rancho Palos Verdes, Rolling Hills Estates and Rolling Hills)	24,100	24,100
Westlake (a portion of Thousand Oaks)	7,100	7,000
Antelope Valley (Fremont Valley, Lake Hughes, Lancaster & Leona Valley)	1,400	1,400
Hawthorne and Commerce (leased municipal systems)	7,500	7,400

	127,400	127,200

CALIFORNIA TOTAL	475,100	473,100
HAWAII	4,200	4,200
NEW MEXICO	7,600	7,600
WASHINGTON	16,000	15,800

COMPANY TOTAL	502,900	500,700

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

        The CPUC adopted a Rate Case Plan for Class A water utilities that requires Cal Water to file a GRC application for its regulated operating districts every three years. In a GRC proceeding, the CPUC not only considers the utility's rate setting requests, but may also consider other issues that affect the utility's rates and operations. The CPUC is generally required to issue its GRC decision prior to the first day of the test year, or alternatively, to authorize interim rates. Cal Water's 2009 GRC application was resolved in the fourth quarter of 2010, and new rates effective became effective January 1, 2011. As discussed in greater detail below, Cal Water filed a GRC application on July 5, 2012 requesting rate increases in all regulated operating districts in California beginning January 1, 2014 and has been authorized to implement interim rates beginning on that date.

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

        In addition, California water utilities are entitled to file "offset" requests to increase rates between GRCs. Cal Water files two kinds of rate offset requests: ratebase offsets allow a revenue increase after a previously-authorized construction project is placed in service, and; expense offsets are for higher fees charged to the Company for purchased water, purchased power, and pump taxes (referred to as "offsettable expenses"). Such rate changes approved in offset filings remain in effect until the next GRC is approved.

        In pursuit of the CPUC's water conservation goals, the CPUC decoupled Cal Water's revenue requirement from customer consumption levels in 2008 by authorizing Water Revenue Adjustment Mechanisms (WRAMs) and Modified Cost Balancing Accounts (MCBAs) for each ratemaking area. The WRAMs/MCBAs ensure that Cal Water recovers all of the quantity revenues authorized by the CPUC, and no more, regardless of customer consumption. This removes the Company's historical disincentive against the promotion of lower water usage among customers. Through an annual advice letter filing, Cal Water recovers any uncollected quantity revenue amounts authorized, or refunds over-collected quantity revenues, via surcharges and surcredits. The advice letters are filed between February and April of each year and address the net WRAM/MCBA balances collected for the previous calendar year. Most WRAM/MCBA balances have been revenue under-collections that are amortized through surcharges for a period of 12 or 18 months. The WRAM and MCBA amounts are cumulative, so if they are not amortized in a given calendar year, the balance will be carried forward and included with the following year balance.

  2013 Regulatory Activity

  California GRC filing

        On July 5, 2012, Cal Water filed a GRC application seeking rate increases in all regulated operating districts in California beginning January 1, 2014. The GRC application requested an increase of $92.7 million or 19.4% in rates for 2014, $17.2 million or 3.0% in rates for 2015 and $16.9 million or 2.9% in rates for 2016. In addition to the CPUC ORA, (formerly the Division of Ratepayer Advocates), several other entities representing various districts intervened in the case to become active parties. In early 2013, six parties submitted testimony in response to Cal Water's application, and Cal Water submitted rebuttal testimony. Settlement negotiations began in May, and on October 30, 2013, Cal Water entered into a settlement agreement with all parties who were active in the case.

        The CPUC may or may not adopt the settlement agreement as proposed by the parties. If the settlement agreement is approved as proposed, Cal Water would be authorized to invest $447.0 million in districts throughout California over the three-year period from January 1, 2013 through December 31, 2015 in order to provide a safe and reliable water supply to its customers. Included in the $447.0 million in water system infrastructure improvements is $126.0 million that would be recovered through the Commission's advice letter procedure upon completion of qualified projects. Under the terms of the settlement, the Company would be authorized to increase rates by approximately $45.0 million in 2014, $10.0 million in 2015, $10.0 million in 2016, and $19.0 million upon completion and approval of the company's advice letter projects.

        On December 19, 2013, the assigned Administrative Law Judge granted Cal Water's request to continue applying existing rates through January 1, 2014 as interim rates and is allowing Cal Water to track the difference between interim rates, and the new rates eventually adopted by the Commission in a memorandum account. After new rates are implemented, the memorandum account balance will be amortized through customer surcharges.

  Building Renovation on General Office Campus

        On March 4, 2013, Cal Water and the ORA submitted a proposed settlement that would allow Cal Water to recover $5.7 million in capital costs for renovating a building on Cal Water's San Jose campus that houses the information technology, human resources, and customer service departments. The settlement was approved by the CPUC on January 16, 2014. Cal Water originally requested recovery of $6.0 million for the renovation, which included reconfiguration and expansion of the old building. While the substantive issues were resolved with the settlement, the revenue increase Cal Water proposed in its 2012 GRC filing already includes the $6.0 million requested for the renovation. The level of cost recovery the CPUC authorizes for the renovation in the separate proceeding will be incorporated into the final rates adopted in the 2012 GRC proceeding.

  Federal Income Tax Bonus Depreciation

        In 2011, Cal Water filed for and received approval to track the benefits from federal income tax accelerated depreciation in a memorandum account due to the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010. Additional federal income tax deductions for assets placed in service after September 8, 2010, and before December 31, 2011, were $0.1 million for 2010 and $12.2 million for 2011. The memorandum account may result in a surcredit because of the impact to Cal Water's revenue requirement for changes to working cash estimates, reductions to federal income tax qualified U.S. production activities deductions (QPAD), and changes to contributions-in-aid-of-construction. As of December 31, 2013, the estimated surcredit range is between $1.5 million and $2.0 million. The CPUC will determine the disposition of amounts recorded in the memorandum account in Cal Water's next GRC proceeding.

  Service Line Insurance Billing

        In 2008, Cal Water filed an application requesting a CPUC finding that past and future non-regulated transactions with HomeServe USA, a provider of service line insurance, were in compliance with Commission rules. The CPUC subsequently established a memorandum account to record Cal Water's revenues and expenses related to the billing and other services provided to HomeServe USA. In a decision on February 28, 2013, the CPUC approved a proposed settlement agreement between Cal Water and the ORA resolving all issues in the proceeding, and authorized Cal Water to continue providing billing services to HomeServe USA. Consistent with the settlement, in April 2013, Cal Water began amortizing a portion of the memorandum account balance, as required by the settlement, through surcredits to residential ratepayers over a 12-month period. New rates adopted in the pending GRC proceeding will include a forecast of the costs and revenues associated with this billing service. After the new rates go into effect, Cal Water will amortize the remaining balance and close the memorandum account.

  Escalation Increase filings

        As a part of the decision of the 2009 GRC, Cal Water was authorized to file annual escalation rate increases for 2012 and 2013. In January 2013, Cal Water implemented escalation rate increases in 19 districts. The annual gross revenue associated with these increases was $9.6 million.

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

  Ratebase Offset filings

        For construction projects that are authorized in GRCs as advice letter projects, companies are allowed to file rate base offsets to increase revenues after the plant is placed into service. In February 2013, Cal Water filed advice letters to offset several infrastructure improvement projects in two districts totaling $0.5 million in annual revenue.

  Regulatory Activity—Other States

  2011 Pukalani (Hawaii) GRC Filing

        In August 2011, Hawaii Water filed a general rate case for Pukalani. On January 15, 2014, Hawaii Water received a Decision and Order for the general rate case for the Pukalani wastewater system requesting, approving $0.59 million in additional annual revenues. Hawaii Water reached a comprehensive and conceptual settlement with the Consumer Advocate. This decision if approved by the Commission would result in an increase of $0.28 million in 2014, another increase of $0.15 million in 2015, and another increase of $0.15 million in 2016. Each increase is separated by one year.

  2012 Waikoloa (Hawaii) GRC Filings

        In August 2012, Hawaii Water filed general rate cases for the Waikoloa water, wastewater, and irrigation systems in Waikoloa Village and Waikoloa Resort requesting $6.3 million in additional annual revenues. The cases are being processed at this time on separate schedules. Hawaii Water and the Consumer Advocate reached a settlement on the rate filings for Waikoloa Village water and wastewater which would increase annual revenues by $0.8 million if adopted by the Hawaii Public Utilities Commission. Settlement negotiations over the rate request for Waikoloa Resort utilities are ongoing as of February 27, 2014. Hawaii Water cannot determine the timing or final amount of rate relief these filings will generate.

Water Supply

        Our source of supply varies among our operating districts. Certain districts obtain all of their supply from wells; some districts purchase all of their supply from wholesale suppliers; and other districts obtain supply from a combination of wells and wholesale suppliers. A small portion of supply comes from surface sources and is processed through Company-owned water treatment plants. During 2013, an estimated 126 billion gallons of water was produced to meet customer demand. The 2013 average daily water production was approximately 346 million gallons. Historically, approximately half of the Company's water supply is purchased from wholesale suppliers with the balance pumped from wells. In 2013, approximately 46 percent of the Company's supply was obtained from wells, 49 percent was purchased from wholesale suppliers and 5 percent was obtained from surface supplies. By comparison, in 2012, an estimated 126 billion gallons of water was produced to meet customer demand and the average daily water production was approximately 345 million gallons. Well water is generally less expensive and the Company strives to maximize the use of its well sources in districts where there is an option between well or purchased supply sources.

        In California, we obtain our water supply from wells, surface runoff or diversion, and by purchase from public agencies and other wholesale suppliers. Our water supply has been adequate to meet customer demand; however, during periods of drought, some districts have experienced mandatory water rationing. California's rainy season usually begins in November and continues through March with the most rain typically falling in December, January and February. Water usage in all service areas is highest during the warm and dry summers and declines in the cool winter months. During winter months, reservoirs and underground aquifers are replenished by rainfall. Snow accumulated in the mountains provides an additional water source when spring and summer temperatures melt the snowpack, producing runoff into streams and reservoirs, and also replenishing underground aquifers. As of January 1, 2014, the State of

California snowpack water content and rainfall accumulation during the 2013—2014 water year was 19% of normal (per the California Department of Water Resources, Northern Sierra Precipitation Accumulation report). Precipitation during 2013 was below average. Management believes that supply pumped from underground aquifers and purchased from wholesale suppliers will be adequate to meet customer demand during 2014 and beyond. Long-term water supply plans are developed for each of our districts to help assure an adequate water supply under various operating and supply conditions. Some districts have unique challenges in meeting water quality standards, but management believes that supplies will meet current standards using current treatment processes.

        There are six California surface water treatment plants located in the Bakersfield, Bear Gulch, Kernville, Oroville and Redwood Valley districts. Water for operation of the Bakersfield plants, with a combined capacity of 28 million gallons per day, is drawn from the Kern River under a long-term contract with the City of Bakersfield. The other four plants have a combined capacity of 18 million gallons per day.

        Washington and Hawaii receive rain in all seasons with the majority falling during winter months. Washington Water and Hawaii Water draw all their water supply by pumping from wells. New Mexico Water's rainfall normally occurs in all seasons, but is heaviest in the summer monsoon season. New Mexico Water pumps all of its water supply from wells based on its water rights.

        The following table shows the estimated quantity of water purchased and the percentage of purchased water to total water production in each California operating district that purchased water in 2013. Other than noted below, all other districts receive 100% of their water supply from wells.

District	Water Purchased (MG)	Percentage of Total Water Production	Source of Purchased Supply
SAN FRANCISCO BAY AREA
Bayshore	7,162	96%	San Francisco Public Utilities Commission
Bear Gulch	4,643	96%	San Francisco Public Utilities Commission
Los Altos	3,325	67%	Santa Clara Valley Water District
Livermore	2,857	77%	Alameda County Flood Control and Water Conservation District, Zone 7
SACRAMENTO VALLEY
Oroville	847	79%	Pacific Gas and Electric Co. and County of Butte
NORTH COAST
Redwood Valley	109	75%	Yolo County Flood Control & Water Conservation District
SAN JOAQUIN VALLEY
Bakersfield	11,246	46%	Kern County Water Agency and City of Bakersfield
Stockton	7,688	85%	Stockton East Water District
LOS ANGELES AREA
East Los Angeles	3,506	66%	Central Basin Municipal Water District
Dominguez	11,364	86%	West Basin Municipal Water District and City of Torrance
City of Commerce	78	11%	Central Basin Municipal Water District
Hawthorne	847	58%	West Basin Municipal Water District
Hermosa Redondo	3,398	84%	West Basin Municipal Water District
Palos Verdes	6,897	100%	West Basin Municipal Water District
Westlake	2,949	100%	Calleguas Municipal Water District
Antelope/Kern	101	19%	Antelope Valley-East Kern Water Agency and City of Bakersfield

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

        Purchases for the Los Altos, Livermore, Oroville, Redwood Valley, Stockton, and Bakersfield districts are pursuant to long-term contracts expiring on various dates after 2013. The water supplies purchased for the Dominguez, East Los Angeles, Hermosa Redondo, Palos Verdes, and Westlake districts as well as the Hawthorne and Commerce systems are provided by public agencies pursuant to a statutory obligation of continued non- preferential service to purveyors within the agencies' boundaries. Purchases for the Bayshore and Bear Gulch districts are in accordance with long-term contracts with the San Francisco Public Utilities Commission (SFPUC) until June 30, 2034.

        Management anticipates water supply contracts will be renewed as they expire though the price of wholesale water purchases is subject to pricing changes imposed by the various wholesalers.

        Shown below are wholesaler price rates and increases that became effective in 2013 and estimated wholesaler price rates and percent changes for 2014. In 2013, several districts experienced significant purchased water cost increases resulting in a significant impact in the 2013 MCBA balance and the filing of several purchased water offsets.

		2013			2014
	Effective Month		Percent Change	Effective Month		Percent Change
District		Unit Cost			Unit Cost
Antelope	January	$349.00 /af	5.76%	January	$375.00 /af	7.45%
Bakersfield(1)	July	$142.00 /af	(1.40)%	July	$142.00 /af	0.00%
Bear Gulch(2)	July	$2.45 /ccf	(16.38)%	July	$2.45 /ccf	0.00%
Commerce(2)	July	$987.00 /af	7.87%	January	$1,038.00 /af	5.17%
Dominguez(2)	July	$1,106.00 /af	6.76%	January	$1,157.00 /af	4.61%
East Los Angeles(2)	July	$987.00 /af	7.87%	January	$1,038.00 /af	5.17%
Hawthorne(2)	July	$1,106.00 /af	6.76%	January	$1,157.00 /af	4.61%
Hermosa Redondo(2)	July	$1,106.00 /af	6.76%	January	$1,157.00 /af	4.61%
Livermore	January	$2.17 /ccf	0.00%	January	$2.23 /ccf	0.00%
Los Altos	July	$780.00 /af	8.03%	July	$780.00 /af	0.00%
Oroville(2)	May	$166,740.00 /yr	1.97%	April	$166,740.00 /yr	0.00%
Palos Verdes(2)	July	$1,106.00 /af	6.76%	January	$1,157.00 /af	4.61%
Bayshore(2)	July	$2.45 /ccf	(16.38)%	July	$2.45 /ccf	0.00%
Redwood Valley	January	$57.00 /af	0.00%	January	$57.00 /af	0.00%
Stockton	April	$722,406.00/ mo	32.19%	April	$722,406.00/mo	0.00%
Westlake	January	$1,119.00 /af	5.97%	January	$1,173.00 /af	4.83%

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

Employees

        At year-end 2013, we had 1,125 employees, including 56 at Washington Water, 48 at Hawaii Water, and 14 at New Mexico Water. In California, most non-supervisory employees are represented by the Utility Workers Union of America, AFL-CIO, except certain engineering and laboratory employees who are represented by the International Federation of Professional and Technical Engineers, AFL-CIO.

        At December 31, 2013, we had 703 union employees. In December 2012, we negotiated 2013 and 2014 wage increases with both of our unions of 2.0% and 3.0%, respectively. The current agreement with the unions is effective through 2014. Management believes that it maintains good relationships with the unions.

        Employees at Washington Water, New Mexico Water, and Hawaii Water are not represented by unions.

Executive Officers of the Registrant

Name	Positions and Offices with California Water Service Group	Age
Martin A. Kropelnicki(1)	President and Chief Executive Officer since September 1, 2013. Formerly, President and Chief Operating Officer (2012-2013), Chief Financial Officer and Treasurer (2006-2012), served as Chief Financial Officer of Power Light Corporation (2005-2006), Chief Financial Officer and Executive Vice President of Corporate Services of Hall Kinion and Associates (1997-2004), Deloitte & Touche Consulting (1996-1997), held various positions with Pacific Gas & Electric (1989-1996)	47
Thomas F. Smegal III(2)	Vice President, Chief Financial Officer and Treasurer since October 1, 2012. Formerly, Vice President, Regulatory Matters and Corporate Relations (2008-2012), Manager of Rates (2002-2008), Regulatory Analyst (1997-2002), served as Utilities Engineer at the California Public Utilities Commission (1990-1997)	46
Helen Del Grosso(4)	Vice President of Human Resources since May 1, 2013. Formerly Director of Human Resources (2008 - 2013), served as Employee and Labor Relations Manager for City of Palo Alto (2001 - 2008), served as Human Resources Manager for County of Santa Clara (1998 - 2001) and Director of Human Resources for Coherent Inc. Medical Group (1988 - 1998)	57

Name	Positions and Offices with California Water Service Group	Age
Francis S. Ferraro(3)	Vice President of Corporate Development and Legal since October 1, 2005. Formerly, Vice President of Regulatory Affairs and Corporate Communications (1989-2005), held various positions with the California Public Utilities Commission, including Administrative Law Judge, project manager on major energy and water rate proceedings, and Manager of the Energy Rate Design and Economics Branch (1973-1989)	64
Robert R. Guzzetta(4)	Vice President of Engineering and Water Quality since July 1, 2013. Formerly Vice President of Operations (2005-2013), Vice President of Engineering and Water Quality (1996-2005), held various other positions with California Water Service Company since 1977	59
David R. Karraker(5)	Vice President of Corporate Projects since July 1, 2013. Formerly Vice President, Customer Service and Information Technology (2012-2013), District Manager, East Los Angeles (2000-2012), Assistant District Manager, East Los Angeles (1998-2000), held various other positions with California Water Service Company since 1974	57
Michael B. Luu(4)	Vice President of Customer Service and Information Technology since August 1, 2013. Formerly Acting California Water Service Company District Manager, Los Altos (2012-2013), Director of Information Technology (2008-2012), CIS Development Manager (2005-2008), held various other positions with California Water Service Company since 1999.	34
Michael J. Rossi(2)	Vice President of Continuous Improvement since July 1, 2013. Formerly Vice President, Engineering and Water Quality (2005-2013) Chief Engineer (1997-2005), Assistant Chief Engineer (1988-1997), held various other positions with California Water Service Company since 1977	60

Name	Positions and Offices with California Water Service Group	Age
Paul G. Townsley(6)	Vice President of Regulatory Matters and Corporate Relations effective in March 2013. Formerly Divisional Vice President, Operations and Engineering for EPCOR Water USA (2012-2013), served as President of American Water Works Company subsidiaries in Arizona, New Mexico, and Hawaii (2007-2012), served as American Water Works Company's President, Western Region (2002-2007), held various other positions with Citizens Utilities Company (1982-2002)	56
Timothy D. Treloar(4)	Vice President of Operations since August 1, 2013. Formerly Director of Water Quality (2013), California Water Service Company District Manager, Bakersfield (2002-2013), Assistant District Manager (1997-2002), and General Superintendent (1994-1997)	56
Lynne P. McGhee(2)	Corporate Secretary since July 25, 2007; Associate Corporate Counsel since May 2003. Formerly served as a Commissioner legal advisor and staff counsel at the California Public Utilities Commission	49
David B. Healey(7)	Corporate Controller and Assistant Treasurer since July 25, 2012. Formerly Director of Financial Reporting (2009-2012), served as Subsidiary Controller for SunPower Corporation (2005-2009), served as Corporate Controller for Hall, Kinion & Associates, Inc. (1997-2005), held various other positions with Pacific Gas & Electric Company (1985-1997)	57

(1)
Holds the same position with California Water Service Company, CWS Utility Services, Hawaii Water Service Co., Inc., and New Mexico Water Service Company; Chief Executive Officer of Washington Water Service Company.

(2)
Holds the same position with California Water Service Company, CWS Utility Services, Hawaii Water Service Company, Inc., New Mexico Water Service Company, and Washington Water Service Company.

(3)
Holds position with California Water Service Company, New Mexico Water Service Company, Hawaii Water Service Company, Inc., and CWS Utility Services.

(4)
Holds position with California Water Service Company and CWS Utility Services.

(5)
David R. Karraker, Vice President of Corporate Projects retired on December 31, 2013.

(6)
Holds the same position with California Water Service Company, Hawaii Water Service Company, Inc., New Mexico Water Service Company, and Washington Water Service Company.

(7)
Holds the same position with California Water Service Company, CWS Utility Services, Washington Water Service Company, and Hawaii Water Service Company, Inc.; Assistant Secretary and Assistant Treasurer of New Mexico Water Service Company.

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

        On August 22, 2013, the California Department of Public Health (CDPH) issued a draft standard of 10 parts per billion for chromium-6. The standard is expected to be finalized in 2014. We have two districts where every well does not comply with the draft standards for chromium-6 proposed by the CDPH. This standard, if finalized at the same level as the draft, will result in restricted supply, significant capital spending, and operation expenses in the impacted districts. We filed for a memorandum to account for all costs associated with compliance to this draft standard. Although we would likely seek permission to recover additional costs of compliance through rate increases, we can give no assurance that the CPUC would approve rate increases to enable us to recover these additional compliance costs

Legislation regarding climate change may impact our operations

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

        Demand for our water during the warmer, dry months is generally greater than during cooler or rainy months due primarily to additional requirements for water in connection with irrigation systems, swimming pools, cooling systems and other outside water use. Throughout the year, and particularly during typically warmer months, demand will vary with temperature and rainfall levels. If temperatures during the typically warmer months are cooler than normal, or if there is more rainfall than normal, the demand for our water may decrease. Under the WRAM mechanism, lower water usage in our California operations impacts our cash flows in the year of usage, but results in higher cash flows in the following years.

        In addition, governmental restrictions on water usage during drought conditions may result in a decreased demand for our water, even if our water reserves are sufficient to serve our customers during these drought conditions. The Commissions for our non-California operations may not allow surcharges to collect lost revenues caused by customers' conservation during the drought. Regardless of whether we may surcharge our customers during a conservation period, they may use less water even after a drought has passed because of conservation patterns developed during the drought. Furthermore, our customers may wish to use recycled water as a substitute for potable water. If rights are granted to others to serve our customers recycled water, there will likely be a decrease in demand for our water.

        Finally, changes in prevailing weather patterns due to climate change may affect customer demand. If increased ambient temperatures affect our service areas, water used for irrigation and cooling may increase. If rainfall patterns change, our customers may change their patterns of water use including the amount of outdoor irrigation and the type of landscape they install. Government agencies may also mandate changes to customer irrigation or landscape patterns in response to changes in weather and climate.

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

  •
  changes in prevailing weather patterns and climate; and

  •
  population growth.

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

        There is strong scientific consensus that human activity including carbon emissions is changing the chemical and thermodynamic characteristics of the atmosphere and the earth's overall climate. Because scientific efforts have been global in nature, and because climate modeling has not yet been predictive on a local scale, there is tremendous uncertainty over the timing, extent, and types of impacts global climate change may have in our service areas. In addition, studies of tree ring data show long periods of drought conditions have occurred in the historical record in California but prior to the company's operation. Thus the company includes potential climate change risks in its water supply planning activities. The company also periodically reviews climate change plans of its wholesalers to determine whether alternative supplies may be necessary in the future. However, we can give no assurance that replacement water supplies will be available at a reasonable cost or a cost acceptable to our customers and Commissions.

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

        The cost to obtain water for delivery to our customers varies depending on the sources of supply, wholesale suppliers' prices, the quality of water required to be treated and the quantity of water produced to fulfill customer water demand. Our source of supply varies among our operating districts. Certain districts obtain all of their supply from wells; some districts purchase all of the supply from wholesale suppliers; and other districts obtain the supply from a combination of wells and wholesale suppliers. A small portion of supply comes from surface sources and is processed through Company-owned water treatment plants. On average, slightly more than half of the water we deliver to our customers is pumped from wells or received from a surface supply with the remainder purchased from wholesale suppliers. Water purchased from suppliers usually costs us more than surface supplied or well pumped water. The cost of purchased water for delivery to customers represented 35.9% and 33.1% of our total operating costs in 2013 and 2012, respectively.

        Wholesale water suppliers may increase their prices for water delivered to us based on factors that affect their operating costs. Purchased water rate increases are beyond our control. In California, effective July 1, 2008, our ability to recover increases in the cost of purchased water changed with the adoption of the MCBA. With this change, actual purchased water costs are compared to authorized purchased water costs with variances, netted against variance in purchased power, pump tax, and metered revenue, recorded to revenue. The balance in the MCBA will be collected in the future by billing the net WRAM and MCBA accounts receivable balances over 12, 18, and up to 36 month periods, which may have a short-term negative impact on cash flow.

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

        Purchased power is a significant operating expense. During 2013 and 2012, purchased power expense represented 6.3% and 6.4% of our total operating costs, respectively. These costs are beyond our control and can change unpredictably and substantially as occurred in California during 2001 when rates paid for electricity increased 48%. As with purchased water, purchased power costs are included in the MCBA. Cash flows between rate filings may be adversely affected until the commission authorizes a rate change but earnings will be minimally impacted. Cost of chemicals used in the delivery of water is not an element of the MCBA and therefore variances in quantity or cost could impact the results of operations.

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

        Our billed revenues will decrease, and such decrease may be material, if a significant business or industrial customer terminates or materially reduces its use of our water. Approximately $137.8 million, or 23.6%, of our 2013 water utility revenues was derived from business and industrial customers. If any of our large business or industrial customers in California reduce or cease its consumption of our water, the impact to net operating income would be minimal to our operations due to the WRAM and MCBA, but could impact our cash flows. In Hawaii, we serve a number of large resorts which if their water usage was reduced or ceased could have a material impact to our Hawaii operation. The delay between such date and the effective date of the rate relief may be significant and could adversely affect our operating results and cash flows.

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

        At December 31, 2013, 703 of our 1,125 total employees were union employees. Most of our unionized employees are represented by the Utility Workers Union of America, AFL-CIO, except certain engineering and laboratory employees who are represented by the International Federation of Professional and Technical Engineers, AFL-CIO.

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

        The real properties owned are held in fee simple title. Properties owned by Cal Water are subject to the lien of an Indenture of Mortgage and Deed of Trust dated April 17, 2009 (the California Indenture), securing Cal Water's first mortgage bonds, of which $413.7 million was outstanding at December 31, 2013. The California Indenture contains certain restrictions common to such types of instruments regarding the disposition of property and includes various covenants and restrictions. At December 31, 2013, our California utility was in compliance with the covenants of the California Indenture.

        Cal Water owns 628 wells and operates 5 leased wells. There are 428 owned storage tanks with a capacity of 490 million gallons, 2 leased storage tanks with a capacity of 0.4 million gallons, 31 managed storage tanks with a capacity of 21 million gallons, and 3 reservoirs with a capacity of 250 million gallons. Cal Water owns and operates 6 surface water treatment plants with a combined capacity of 46 million gallons per day. There are 5,771 miles of supply and distribution mains in the various systems.

        Hawaii Water owns 21 wells and manages 5 irrigation wells. There are 24 storage tanks with a storage capacity of 20 million gallons. There are 70 miles of supply and distribution lines. Hawaii Water operates 5 wastewater treatment facilities with a combined capacity to process approximately 1.8 million gallons per day. There are 26 miles of sewer collection mains.

        Washington Water owns 341 wells and manages 113 wells. There are 127 owned storage tanks and 38 managed storage tanks with a storage capacity of 9 million gallons. There are 328 miles of supply and distribution lines.

        New Mexico Water owns 17 wells. There are 12 storage tanks with a storage capacity of 4 million gallons. There are 134 miles of supply and distribution lines. New Mexico operates 2 waste water treatment facilities with a combined capacity to process 0.5 million gallons per day. There are 34 miles of sewer collection mains.

        Washington Water has long-term bank loans that are secured primarily by utility plant owned by Washington Water. New Mexico Water has a short-term loan that is secured by utility plant owned by New Mexico Water.

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

 PART II

Item 5.    Market for Registrant's Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        Our common stock is traded on the New York Stock Exchange under the symbol "CWT." At December 31, 2013, there were 47,740,957 common shares outstanding. There were 2,278 common stockholders of record as of February 14, 2014.

        During 2013, we paid a cash dividend of $0.640 per common share, or $0.1600 per quarter. During 2012, we paid a cash dividend of $0.630 per common share, or $0.15750 per quarter. In January 2014, our Board of Directors declared a quarterly cash dividend of $0.1625 per common share payable on February 21, 2014, to stockholders of record on February 10, 2014. This represents our 47th consecutive year of increasing the annual dividend and marks the 273rd consecutive quarterly dividend.

        We presently intend to pay quarterly cash dividends in the future consistent with past practices, subject to our earnings and financial condition, restrictions set forth in our debt instruments, regulatory requirements and such other factors as our Board of Directors may deem relevant.

        During 2013 and 2012, the common stock market price range and dividends per share for each quarter were as follows:

2013	First	Second	Third	Fourth
Common stock market price range:
High	$21.22	$20.84	$22.34	$23.43
Low	18.42	18.54	18.87	19.65
Dividends paid per common share	0.1600	0.1600	0.1600	0.1600

2012	First	Second	Third	Fourth
Common stock market price range:
High	$19.25	$18.60	$19.05	$18.90
Low	17.67	17.14	17.93	16.84
Dividends paid per common share	0.15750	0.15750	0.15750	0.15750

 Five-Year Performance Graph

        The following performance graph compares the changes in the cumulative shareholder return on California Water Service Group's common stock with the cumulative total return on the Robert W. Baird Water Utility Index and the Standard & Poor's 500 Index during the last five years ended December 31, 2013. The comparison assumes $100 was invested on December 31, 2008, in California Water Service Group's common stock and in each of the forgoing indices and assumes reinvestment of dividends.

  Performance Graph Data

        The following descriptive data is supplied in accordance with Rule 304(d) of Regulations S-T:

	2009	2010	2011	2012	2013
California Water Service Group	82	85	87	90	117
S &P 500	126	146	149	172	228
RW Baird Water Utility Index	101	122	139	167	196

        An initial $10,000 investment in the common stock of California Water Service Group on December 31, 2008 including reinvestment of dividends would be worth $11,700 at the end of the 5-year period ending December 31, 2013.

Item 6.    Selected Financial Data.

        The following selected consolidated financial data should be read in conjunction with our Consolidated Financial Statements and the Notes thereto and the information contained in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

        Historical results are not necessarily indicative of future results.

FIVE YEAR FINANCIAL REVIEW

	2013	2012	2011	2010	2009
	(Dollars in thousands, except common share and other data)
Summary of Operations
Operating revenue
Residential	$406,824	$394,736	$375,703	$335,833	$315,617
Business	111,529	106,674	100,050	90,992	86,766
Industrial	26,290	25,467	24,612	20,733	18,963
Public authorities	31,067	29,568	28,278	23,904	22,408
Other	17,553	26,567	(3,033)	11,666	14,798
MCBA net adjustment to reduce adopted revenue	(9,160)	(23,046)	(23,796)	(22,729)	(9,180)

Total operating revenue	584,103	559,966	501,814	460,399	449,372
Operating expenses	510,098	486,123	434,647	398,586	391,253
Interest expense, other income and expenses, net	26,751	25,015	29,455	24,157	17,565

Net income	$47,254	$48,828	$37,712	$37,656	$40,554

Common Share Data
Earnings per share—diluted	$1.02	$1.17	$0.90	$0.90	$0.98
Dividend paid	0.640	0.630	0.615	0.595	0.590
Dividend payout ratio	63%	54%	68%	66%	61%
Book value per share	$12.54	$11.30	$10.76	$10.45	$10.13
Market price at year-end	23.07	18.35	18.26	18.64	18.41
Common shares outstanding at year-end (in thousands)	47,741	41,908	41,817	41,667	41,531
Return on average common stockholders' equity	8.8%	10.6%	8.5%	9.0%	9.8%
Long-term debt interest coverage	3.42	3.45	3.11	3.59	4.04
Balance Sheet Data
Net utility plant	$1,515,831	$1,457,056	$1,381,119	$1,294,297	$1,198,077
Total assets	1,959,855	1,995,924	1,854,587	1,692,066	1,525,581
Long-term debt including current portion	434,050	481,250	488,165	481,561	387,222
Capitalization ratios:
Common stockholders' equity	58.0%	49.6%	48.0%	47.5%	52.1%
Preferred stock	—	—	—	—	—
Long-term debt	42.0%	50.4%	52.0%	52.5%	47.9%
Other Data
Estimated water production (million gallons)
Wells and surface supply	64,161	66,184	64,100	65,288	71,266
Purchased	62,202	59,708	56,253	56,654	60,292

Total estimated water production	126,363	125,892	120,353	121,942	131,558

Metered customers	464,800	458,400	451,900	438,600	426,600
Flat-rate customers	38,100	42,300	47,600	59,300	68,100

Customers at year-end**	502,900	500,700	499,500	497,900	494,700

New customers added	2,200	1,200	1,600	3,200	4,207
Revenue per customer	$1,161	$1,118	$1,005	$925	$908
Utility plant per customer	4,401	4,187	3,925	3,706	3,455
Employees at year-end	1,125	1,131	1,132	1,127	1,013

**
Includes customers of the City of Hawthorne and City of Commerce

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

        In 2013 and 2012, net income was $47.3 million and $48.8 million, respectively. Diluted earnings per share decreased $0.15 to $1.02 or 13% from 2012 to 2013. The weighted average number of common shares outstanding used in the diluted earnings per share calculation increased to 46,417,000 shares in 2013 compared to 41,892,000 shares in 2012 mostly due to the sale of 5,750,000 shares of common stock on March 26, 2013. The $1.5 million decrease in net income was primarily attributable to cost increases for employee wages and benefits, water production costs, depreciation on plant placed into service during 2012, and property taxes. The decrease in net income was also due to the 2012 one-time benefit from the reversal of 2011 deferred WRAM revenues of $12.9 million and associated costs of $10.5 million that we recognized in 2012, a $0.6 million decrease in the unrealized pre-tax gain on our benefit plan insurance investments in 2013, and higher net interest expenses mostly due to a reduction in capital project spending in 2013. The one-time tax benefit was $4.9 million in 2013 for state enterprise zone credits and state repairs deductions, and was $6.2 million in 2012 for state repairs deductions. The 2013 cost increases were partially offset by cost reductions to other operations, maintenance expenses, and income taxes.

        In 2012 and 2011, net income was $48.8 million and $37.7 million, respectively. Diluted earnings per share increased $0.27 to $1.17 or 30% from 2011 to 2012. The $11.1 million increase in net income was primarily attributable to a one-time income tax benefit of $6.2 million related to 2011 and prior years for state income tax repairs and maintenance deductions that we recognized in 2012, an unrealized pre-tax gain of $2.5 million on our benefit plan insurance investments, a one-time benefit of 2011 deferred WRAM operating revenues of $12.9 million and associated costs of $10.5 million that we recognized in 2012, a decrease in the current year income tax provision due to the repairs and maintenance deductions, and lower financing costs for short-term borrowings, which was partially offset by a $3.9 million reduction to operating revenues due to the cost of capital adjustment mechanism and cost increases for employee wages and benefits, water production costs, and depreciation on plant placed into service during 2011.

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

        Cost-recovery rates are designed to permit full recovery of certain costs allowed to be recovered by the commissions. Cost-recovery rates such as the Modified Cost Balancing Account (MCBA) provides for recovery of adopted expense levels for purchased water, purchased power and pump taxes, as established by the CPUC. In addition, cost-recovery rates include recovery of cost related to water conservation programs and certain other operation expenses adopted by the CPUC. Variances (which include the effects of changes in both rate and volume for the MCBA) between adopted and actual costs are recorded as a component of revenue, as the amount of such variances will be recovered from or refunded to our customers at a later date. Cost-recovery expenses are generally recognized when the expenses are incurred with no markup for return or profit.

        The balances in the WRAM and MCBA assets and liabilities accounts will fluctuate on a monthly basis depending upon the variance between adopted and actual results. The recovery or refund of the WRAM is netted against the MCBA over- or under-recovery for the corresponding district and the deferred net balances are interest bearing at the current 90 day commercial paper rate. At the end of the calendar year, Cal Water files with the CPUC to refund or collect the balance in the accounts. Most undercollected net WRAM and MCBA receivable balances are collected over 12 and 18 months. Cal Water defers any net WRAM and MCBA revenues and associated costs whenever the net receivable balances are estimated to be collected more than 24 months after the respective reporting period in which it was recorded. The deferred net WRAM and MCBA revenue and associated costs were determined using forecasts of rate payer consumption trends in future reporting periods and the timing of when the CPUC will authorize Cal Water's filings to recover unbilled balances. Deferred revenues and associated costs are recorded in future periods as the collection becomes within 24 months of the respective reporting period.

        The net WRAM and MCBA balances included in regulatory assets and liabilities as of December 31, 2013 and 2012 are:

	2013	2012
	Dollars in millions
Net short-term receivable	$30.9	$34.0
Net long-term receivable	15.4	12.1

Total receivable	$46.3	$46.1

Net short-term payable	$1.0	$0.4
Net long-term payable	0.9	0.1

Total payable	$1.9	$0.5

        Flat rate customers are billed in advance at the beginning of the service period. The revenue is prorated so that the portion of revenue applicable to the current period is included in that period's revenue, with the balance recorded as unearned revenue on the balance sheet and recognized as revenue when earned in the subsequent accounting period. Our unearned revenue liability was $1.5 million and $1.7 million as of December 31, 2013 and 2012, respectively. This liability is included in "other accrued liabilities" on our consolidated balance sheets.

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

        If we determine that a portion of our assets used in utility operations is not recoverable in customer rates, we would be required to recognize the loss of the assets disallowed.

Goodwill Accounting and Evaluation for Impairment

        In November of 2013 and 2012, we performed annual impairment tests of the remaining goodwill balance of $2.6 million by comparing the fair value of Hawaii Water, the reporting unit, with its carrying amount, including goodwill and no impairment was recorded. Our analysis considered the approval of future rate case proceedings for the various operations of Hawaii Water based on historical rate of return filings allowed by the Hawaii Public Utilities Commission. To the extent the approved rate of return filings allowed by the Hawaii Public Utilities Commission are less than expected, an impairment of the recorded goodwill may occur.

Income Taxes

        We account for income taxes using the asset and liability method. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. We measure deferred tax assets and liabilities at enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We recognize the effect on the deferred tax assets and liabilities of a change in tax rate in the period that includes the enactment date. We must also assess the likelihood that deferred tax assets will be recovered in future taxable income and, to the extent recovery is not probable, a valuation allowance would be recorded. In management's view, a valuation allowance was not required at December 31, 2013 or December 31, 2012.

        We anticipate that future rate actions by the regulatory commissions will reflect revenue requirements for the tax effects of temporary differences recognized, which have previously been passed through to customers. The regulatory commissions have granted us rate increases to reflect the normalization of the tax benefits of the federal accelerated methods and available Investment Tax Credits (ITCs) for all assets placed in service after 1980. ITCs are deferred and amortized over the lives of the related properties for book purposes. The commission granted flowthrough for state taxes.

        In 2013, the Company recorded $4.4 million of State of California enterprise zone (EZ) credits for sales and use taxes and hiring incentives for the period from 2008 to 2013 based on an analysis of all district operations. The Company filed amended state income tax returns for tax years 2008, 2009, 2010 and 2011. The State of California hiring EZ credits were included on the Company's 2012 state income tax returns filed during the fourth quarter of 2013. The Company will amend the 2012 state income tax return for sales and use tax EZ credits in 2014. Unused State of California EZ credits can be carried-forward ten years. The Company estimates the carried-forward portion of its State of California EZ credits at $2.3 million. The Company's analysis of State of California EZ credits as of December 31, 2013 resulted in the recognition of a $0.6 million liability for unrecognized tax benefits.

        On September 19, 2013, the U. S. Department of the Treasury and Internal Revenue Service (IRS) issued the final and re-proposed tangible property regulations for repairs and maintenance deductions with an effective date of January 1, 2014. These tax regulations allowed the Company to deduct a significant amount of linear asset costs previously capitalized for book and tax purposes. The Company intends to reevaluate its unit of property for linear assets on its 2013 tax return. The Company's federal fourth quarter of 2013 qualified repairs and maintenance deductions was $25.0 million for 2012 and prior years and created a deferred income tax liability of $8.8 million as of December 31, 2013. The Company's state fourth quarter of 2013 qualified repairs and maintenance deductions was $41.0 million for 2012 and prior years and was recorded as a $2.4 million reduction to state income tax expense. The total federal NOL was $14.8 million and state NOL was $42.0 million as of December 31, 2013 mostly due to repairs and maintenance deductions. The NOL carry-forward amounts are more likely than not to be recovered and therefore require no valuation allowance. The NOL carry-forward does not begin to expire until 2033.

        During 2012, the Company filed an application for a change in tax accounting method with the IRS to implement the repairs and maintenance deduction. The Company's federal linear assets qualified repairs and maintenance deduction was $86.7 million for 2011 and prior years and created a deferred income tax liability $30.4 million as of December 31, 2012. The Company's state linear assets qualified repairs and maintenance deduction was $122.2 million for 2011 and prior years and was recorded as a $7.0 million reduction to state income tax expense. The Company planned to carry-back the NOL as of December 31, 2012 and recorded a $0.8 million federal income tax expense. This adjustment was reversed in 2013 when the federal NOL was carried-forward to reduce 2013 income tax payments.

        The American Taxpayer Relief Act of 2012 provided the Company with additional 50% first-year bonus depreciation for assets placed in service from December 31, 2012 to December 31, 2013. The Tax Relief, Unemployment Insurance Reauthorization and Job Creation Act of 2010 provided the Company with additional federal income tax deductions for assets placed in service after September 8, 2010 and before December 31, 2012. The federal income tax deduction was estimated at $2.1 million in 2013, was $5.1 million in 2012 and was $12.6 million in 2011. The 2013 estimate will be finalized when we file the 2013 tax returns in the third quarter of 2014.

        On October 24, 2013, the IRS completed its audit of the Company's 2010 and 2011 federal income tax returns with no audit adjustment. In December 2012, the California Franchise Tax Board completed an audit of the Company's 2008 and 2009 state income tax returns with no audit adjustment. The State of Hawaii Department of Taxation is presently auditing the Company's 2011 and 2012 Hawaii state income tax returns. The State of California Board of Equalization Franchise is presently auditing the Company's 2010, 2011, and 2012 sales and use tax filings. It is uncertain when the State audits will be completed. The Company believes that the final resolution of the state audits will not have a material impact on its financial condition or results of operations.

Pension Benefits

        We incur costs associated with our pension and postretirement health care benefits plans. To measure the expense of these benefits, our management must estimate compensation increases, mortality rates, future health cost increases and discount rates used to value related liabilities and to determine appropriate funding. Different estimates used by our management could result in significant variances in the cost recognized for pension benefit plans. The estimates used are based on historical experience, current facts, future expectations, and recommendations from independent advisors and actuaries. We use an investment advisor to provide advice in managing the plan's investments. Beginning with the 2009 California GRC decision effective January 1, 2011, we anticipate any increases in funding for the pension benefits plans will be recovered in future rate filings, thereby mitigating the financial impact. We believe it is probable that future costs will be recovered in future rates and therefore have recorded a regulatory asset in accordance with generally accepted accounting principles.

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

Results of Operations

  Earnings

        In 2013 and 2012, net income was $47.3 million and $48.8 million, respectively. Diluted earnings per share decreased $0.15 to $1.02 or 13% from 2012 to 2013. The weighted average number of common shares outstanding used in the diluted earnings per share calculation increased to 46,417,000 shares in 2013 compared to 41,892,000 shares in 2012 mostly due to the sale of 5,750,000 shares of common stock on March 26, 2013. The $1.5 million decrease in net income was primarily attributable to the cost increases for employee wages and benefits, water production costs, depreciation on plant placed into service during 2012, and property taxes. The decrease in net income was also due to the 2012 one-time benefit from the reversal of 2011 deferred WRAM revenues of $12.9 million and associated costs of $10.5 million that we recognized in 2012, a $0.6 million decrease in the unrealized pre-tax gain on our benefit plan insurance investments in 2013, and higher net interest expenses mostly due to a reduction in capital project spending in 2013. The one-time tax benefit was $4.9 million in 2013 for state enterprise zone credits and repairs deductions, and was $6.2 million in 2012 for state repairs deductions. The 2013 cost increases were partially offset by cost reductions to other operations, maintenance expenses, and income taxes.

        In 2012 and 2011, net income was $48.8 million and $37.7 million, respectively. Diluted earnings per share increased $0.27 to $1.17 or 30% from 2011 to 2012. The $11.1 million increase in net income was primarily attributable to a one-time income tax benefit of $6.2 million related to 2011 and prior years for state income tax repairs and maintenance deductions that we recognized in 2012, an unrealized pre-tax gain of $2.5 million on our benefit plan insurance investments, a one-time benefit of 2011 deferred WRAM operating revenues of $12.9 million and associated costs of $10.5 million that we recognized in 2012, a decrease in the current year income tax provision due to the repairs and maintenance deductions, and lower financing costs for short-term borrowings, which was partially offset by a $3.9 million reduction to operating revenues due to the cost of capital adjustment mechanism and cost increases for employee wages and benefits, water production costs, and depreciation on plant placed into service during 2011.

  Dividends

        At the January 2014 meeting, the Board of Directors declared the quarterly dividend, increasing it for the 47th consecutive year. The quarterly dividend was raised from $0.1600 to $0.1625 per common share, or an annual rate of $0.65 per common share. Dividends have been paid for 69 consecutive years. The annual dividends paid per common share in 2013, 2012, and 2011 were $0.640, $0.630, and $0.615, respectively. Earnings not paid as dividends are reinvested in the business for the benefit of stockholders. The dividend payout ratio was 63% in 2013, 54% in 2012, and 68% in 2011, for an average of 61% over the three-year period. Our long-term targeted dividend payout ratio is 60%

  Operating Revenue

        Operating revenue in 2013 was $584.1 million, an increase of $24.1 million, or 4.3%, over 2012. Operating revenue in 2012 was $560.0 million, an increase of $58.2 million, or 11.6%, over 2011. The estimated sources of changes in operating revenue were:

	2013	2012	2011
	Dollars in millions
Rate increases	$13.6	$28.9	$53.2
Net change due to actual versus adopted results, usage, and other(1)	8.4	14.0	4.4
Conservation balancing account(2)	0.3	(2.2)	(4.3)
Pension balancing account(2)	0.6	4.3	(1.9)
Deferral of net WRAM and MCBA revenue(3)	(0.3)	12.0	(12.9)
New customers	1.5	1.2	2.9

Net change	$24.1	$58.2	$41.4

(1)
The net change due to actual versus adopted results, usage, and other in the above table was the increase in customer usage and the net effect of WRAM. The usage by existing customers can materially change based upon current weather patterns and is influenced both by temperature and rainfall; however, the impact of weather on gross margin has been minimized with the adoption of WRAM and MCBA for California customers on July 1, 2008.

(2)
The pension and conservation balancing accounts in the above table was the difference between actual expenses and adopted rate recovery.

(3)
The deferral of net WRAM and MCBA revenue in the above table was the net receivable balances that are expected to be collected from ratepayers beyond 24 months following the end of the accounting period in which these revenues were recorded. Early in 2012, Cal Water received CPUC decision 12-04-048, which decreased the amortization periods of Cal Water's receivables and resulted in the recognition of the $12.9 million WRAM revenue that was deferred in 2011. In 2013, the net WRAM revenue deferral was $0.3 million.

  Water Production Expenses

        Water production expenses, which consist of purchased water, purchased power, and pump taxes, comprise the largest segment of total operating expenses. Water production costs accounted for 44.3%, 41.6%, and 41.8% of total operating costs in 2013, 2012, and 2011, respectively. The rates charged for wholesale water supplies, electricity, and pump taxes are established by various public agencies. As such, these rates are beyond our control.

        The table below provides the amount of increases and percent changes in water production costs during the past two years:

	2013			2012			2011
	Amount	Change	% Change	Amount	Change	% Change	Amount	Change	% Change
	Dollars in millions
Purchased water	$183.1	$21.8	13.5%	$161.3	$18.7	13.2%	$142.6	$16.7	13.3%
Purchased power	32.2	1.2	3.8%	31.0	0.9	3.2%	30.1	0.5	1.7%
Pump taxes	10.8	0.5	4.4%	10.3	1.2	13.2%	9.1	0.5	5.8%

Total water production expenses	$226.1	$23.5	11.5%	$202.6	$20.8	11.5%	$181.8	$17.7	10.8%

        The principal factors affecting water production expenses are the quantity, price and source of the water. Generally, water from wells costs less than water purchased from wholesale suppliers.

        The table below provides the amounts, percentage change, and source mix for the respective years:

	2013		2012		2011
	MG	% of Total	MG	% of Total	MG	% of Total
		Millions of gallons (MG)
Source:
Wells	58,435	46.3%	59,932	47.6%	57,433	47.7%
% change from prior year	(2.5)%		4.4%		(2.0)%
Purchased	62,202	49.2%	59,708	47.4%	56,253	46.7%
% change from prior year	4.2%		6.0%		(0.7)%
Surface	5,727	4.5%	6,252	5.0%	6,667	5.6%
% change from prior year	(8.4)%		(6.2)%		(0.2)%

Total	126,364	100.0%	125,892	100.0%	120,353	100.0%

% change from prior year	0.4%		4.6%		(1.3)%

        Purchased water expenses are affected by changes in quantities purchased, supplier prices, and cost differences between wholesale suppliers. The MCBA mechanism is designed to recover all incurred purchase water expenses. For 2013, the $21.8 million increase in purchased water is due to wholesaler water rate increases between 3% and 12% and a 4% increase in purchased quantities. On an overall blended basis, wholesale water rates increased 8% on a cost-per-million-gallon basis in 2013. Purchased water expense for 2013 was partially offset by lease water rights credits of $1.0 million.

        For 2012, the $18.7 million increase in purchased water is due to wholesaler water rate increases between 3% and 12% and a 6% increase in purchased quantities. On an overall blended basis, wholesale water rates increased 7% on a cost-per-million-gallon basis in 2012. Purchased water expense for 2012 was partially offset by lease water rights credits of $0.9 million.

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

        Purchased power expenses are affected by the quantity of water pumped from wells and moved through the distribution system, rates charged by electric utility companies, and rate structures applied to usage during peak and non-peak times of the day or season. In 2013, 2012, and 2011 purchased power expense increased $1.2 million, or 4%, $0.9 million, or 3%, and $0.5 million, or 2%, respectively, primarily due to power supplier rate increases.

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

        During 2013, administrative and general expenses increased $4.1 million, or 4.4%, as compared to 2012. The increase was due primarily to increases in employee payroll costs, health care, pension and other employee benefit costs. These increases were partially offset by a reduction to outside service costs.

        During 2012, administrative and general expenses increased $8.2 million, or 9.5%, as compared to 2011. The increase was due primarily to increases in employee payroll costs, health care, pension, other employee benefit costs, and outside service costs.

  Other Operations Expenses

        The components of other operations expenses include payroll, material and supplies, and contract service costs of operating the regulated water systems, including the costs associated with water transmission and distribution, pumping, water quality, meter reading, billing, operations of district offices, and water conservation programs.

        During 2013, other operating expenses decreased $7.4 million, or 9.6%, compared to 2012 mainly due to $10.5 million of MCBA costs from the recording of the 2011 deferred WRAM revenues and associated costs recorded during 2012 and the decrease was partially offset by $2.6 million of increased conservation program expenses in 2013 compared to 2012. Conservation program expenses are fully recovered in rates for 2011, 2012, and 2013, and are tracked in a balancing account, such that revenues are recovered on a dollar-for-dollar basis up to the amounts authorized in the 2009 GRC.

        During 2012, other operating expenses increased $22.4 million, or 41%, compared to 2011 primarily attributable to $10.5 million of MCBA costs from the recording of the 2011 deferred WRAM revenues and associated costs recorded during 2012, increased labor and benefit costs related to the operating activities and increased conservation program expenses compared to 2011.

  Maintenance

        Maintenance expenses decreased $1.8 million, or 9.3%, in 2013, compared to 2012 due to decreased costs for repairs of mains, services, meters, hydrants, and other structures. For 2012, maintenance expenses decreased $1.6 million, or 7.5%, compared to 2011 due to decreased costs for repairs of mains, services, meters, hydrants, and other structures

  Depreciation and Amortization

        Depreciation and amortization increased $3.7 million in 2013 due to capital additions from 2012, and increased $4.3 million in 2012 due to capital additions from 2011.

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

  Income Taxes

        For 2013, income taxes decreased $1.0 million as compared to 2012. For 2012, income taxes decreased $1.7 million as compared to 2011. The effective tax rate was 30.2% (with the tax accounting method change, which reduced 2013 state income taxes by $2.4 million), 31.7% (with the tax accounting method change, which reduced 2012 state income taxes by $7.0 million), and 38.4%, in 2013, 2012, and 2011, respectively. The tax rate is also affected by the flow through method of accounting for income taxes which resulted from differences between tax depreciation and book depreciation on both pre-1982 assets, as well as all California assets. The flow through method of accounting is described in the Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements. We anticipate the reversal of federal tax depreciation on pre-1982 assets to continue in future years; however, its effect on our tax provision is uncertain due to the offsetting flow-through of state tax depreciation, which continues to increase with capital additions and the impact of cost to remove pre-1982 assets. In September of 2010, the 50% bonus depreciation for federal income tax filings was extended through 2013 and on January 2, 2013 was extended through December 31, 2013, which reduced 2013, 2012 and 2011 income tax payments $2.1 million, $5.0 million, and $12.6 million, respectively.

  Property and Other Taxes

        For 2013, property and other tax expenses increased $2.3 million, or 11.9% from 2012. The increase was primarily due to increased property taxes for utility plant placed in service during 2012, increased payroll taxes, and increased franchise taxes. For 2012, property and other tax expenses increased $0.9 million, or 4.9% from 2011. The increase was primarily due to increased property taxes due to utility plant additions during 2011 and an increase in payroll taxes.

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

        Revenues from antenna site leases to telecommunication companies were $2.0 million, $2.0 million, and $1.9 million in 2013, 2012, and 2011, respectively. Revenues from the billing and marketing contract with Home Serve USA were $2.0 million in 2013, 2012, and 2011. Changes to the cash surrender value (CSV) of life insurance contracts associated with our benefit plans have had a significant impact to non-regulated expenses. There was an unrealized gain of $1.9 million in 2013, an unrealized gain of

$2.5 million in 2012, and an unrealized loss of $1.9 million in 2011. The CSV is determined in part by the market of certain underlining funds, the value of which reflects the changes in the stock market.

        In 2013, non-regulated income net of expenses decreased $1.0 million, or 33%, compared to 2012. The decrease was primarily due to a lower unrealized gain on the life insurance contracts associated with our benefit plans during 2013 and increased costs of new business opportunities. In 2012, nonregulated income net of expenses increased $2.9 million, or 1,105% compared to 2011. The increase was primarily due to an unrealized gain on the life insurance contracts associated with our benefit plans during 2012.

  Gain on Sale of Non-Utility Property

        For 2013, 2012, and 2011, there were no significant non-utility property sales. Earnings and cash flow from these transactions are sporadic and may or may not continue in future periods, depending upon market conditions. The Company has other non-utility properties that may be marketed in the future based on real estate market conditions.

  Interest Expenses

        In 2013, interest expense increased $0.7 million compared to 2012. This increase was attributable to decreased capitalized interest charged to construction projects during 2013, which was partially offset by decreased financing costs on the Company's short-term lines of credit. In 2012, interest expense decreased $1.6 million compared to 2011. This decrease was attributable to lower financing costs on the Company's short-term lines of credit, the TIRBA balancing account interest charges ending on December 31, 2011, and an increase in capitalized interest charged to construction projects during 2012.

Rates and Regulation

        The following is a summary of 2013 rate filings and the anticipated annual impact on revenues. California decisions and resolutions may be found on the CPUC website at www.cpuc.ca.gov.

Type of Filing	Decision/Resolution	Approval Date	Increase (Decrease) Annual Revenue	CA District/ Subsidiary
GRC, Step Rate and Offset Filings
Step Rate Increase	AL 2090-2092	Jan 2013	$9.2 million	19 districts
2013 Expense Offset	AL 2100-2104	Apr 2013	$3.6 million	5 districts
2013 Expense Offset	AL 2107	Jun 2013	$1.3 million	1 districts
2013 Expense Offset	Various(1)	Sep 2013	$0.8 million	5 districts
2013 Rate Base Offset	AL 2094-2095	Mar 2013	$0.4 million	2 districts
Surcharges and Surcredits
Cost of Capital	AL 2088	Jan 2013	$(3.7) million	All districts

(1)
Increases result from advice letters 2110, 2111, 2112, 2113, and 2115.

        The estimated impact of current and prior year rate changes on operating revenues compared to prior years is listed in the following table:

	2013	2012	2011
	Dollars in millions
General Rate Case (GRC)(a)	$1.2	$3.8	$28.1
Step rate increases	9.2	8.5	1.8
Offset (purchased water/pump taxes)	9.2	17.1	21.4
Balancing accounts, net	0.2	0.2	1.0
Other rate (decreases) increases	(6.2)	(0.7)	0.9

Total rate increases	$13.6	$28.9	$53.2

(a)
The 2009 GRC was the first filing for all 24 districts with rate increases effective January 1, 2011. GRC activity in 2013 and 2012 includes Hawaii Water.

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

        California's normal weather pattern yields little precipitation between mid-spring and mid-fall. The Washington Water service areas receive precipitation in all seasons, with the heaviest amounts during the winter. New Mexico Water's rainfall is heaviest in the summer monsoon season. Hawaii Water receives precipitation throughout the year, with the largest amounts in the winter months. Water usage in all service areas is highest during the warm and dry summers and declines in the cool winter months. Rain and snow during the winter months replenish underground water aquifers and fill reservoirs, providing the water supply for subsequent delivery to customers. To date, snowpack water content and rainfall accumulation during the 2013-2014 water year is 19% of normal (as of January 1, 2014 per the California Department of Water Resources). Precipitation in latter half of 2011 was below average. Management believes that supply pumped from underground aquifers and purchased from wholesale suppliers will be adequate to meet customer demand during 2014 and beyond. However, water rationing may be required in future periods, if declared by the state or local jurisdictions. Long-term water supply plans are developed for each of our districts to help assure an adequate water supply under various operating and supply conditions. Some districts have unique challenges in meeting water quality standards, but management believes that supplies will meet current standards using current treatment processes.

Liquidity and Capital Resources

  Cash flow from Operations

        During 2013, we generated cash flow from operations of $124.2 million, compared to $131.9 million during 2012, and $111.3 million during 2011. In general, cash flow from operations is primarily generated by net income, non-cash expenses for depreciation and amortization, deferred income taxes, regulatory liabilities, other current liabilities, changes of prepaid income taxes, and the amortization periods allowed by the commission to recover MCBA and other incurred costs. Cash generated by operations varies during the year. The decrease during 2013 compared to 2012 was primarily due to income tax payments of $7.7 million in 2013 compared to an income tax refund of $5.3 million in 2012. The decrease was partially offset by higher billing rates in 2013 due to the 2009 GRC. The timing of the collection from customers, the timing of employee pensions and other benefit payments, and the timing of liability payments also impacted the decrease. The increase during 2012 compared to 2011 was primarily due to higher billing rates due to the 2009 GRC, a reduction of $10.5 million in federal and state income tax payments mostly due to the repairs and maintenance deductions, a $3.5 million reduction of the December 31, 2011 undercollected net WRAM and MCBA receivable balances due to a reduction in the amortization periods and customer usage, the timing of employee pensions and other benefit payments, and the timing of liability payments. The water business is seasonal. Billed revenue is lower in the cool, wet winter months when less water is used compared to the warm, dry summer months when water use is highest. This seasonality results in the possible need for short-term borrowings under the bank lines of credit in the event cash is not sufficient to cover operating and capital costs during the winter period. The increase in cash flow during the summer allows short-term borrowings to be paid down. Customer water usage can be lower than normal in years when more than normal precipitation falls in our service areas or temperatures are lower than normal, especially in the summer months. The reduction in water usage reduces cash flow from operations and increases the need for short-term bank borrowings. In addition, short-term borrowings are used to finance capital expenditures until long-term financing is arranged.

  Investing Activities

        During 2013 and 2012, we used $123.0 million and $127.7 million, respectively, of cash for capital expenditures, both company-funded and developer-funded. The 2014 budget estimated capital expenditures between $110 million and $130 million. Annual expenditures fluctuate each year due to the availability of construction resources and our ability to obtain construction permits in a timely manner.

  Financing Activities

        During 2013 the Company sold 5,750,000 shares of its common stock in an underwritten public offering for cash proceeds of approximately $105.6 million, net of $5.1 million of underwriting discounts and commissions and offering expenses. The net proceeds from the sale of common stock were added to our general funds to be used for general corporate purposes. In April 2013, the Company used a portion of the net proceeds from the offering to repay outstanding borrowings on the Company and Cal Water lines of credit of $68.3 million and $25.0 million, respectively. During 2012, there were no significant long-term debt or equity offerings; however, on June 29, 2011, the Company and Cal Water entered into new Syndicated Credit Agreements, which provide for unsecured revolving credit facilities of up to an initial aggregate amount of $400 million. The Syndicated Credit Facilities amend, expand, and replace the Company's and its subsidiaries' existing credit facilities originally entered into on October 27, 2009. The new credit facilities extended the terms until June 29, 2016, increased the Company's and Cal Water's unsecured revolving lines of credit, and lowered interest rates and fees. The Company and subsidiaries which it designates may borrow up to $100 million under the Company's revolving credit facility. Cal Water may borrow up to $300 million under its revolving credit facility; however, all borrowings need to be repaid within twelve months unless otherwise authorized by the CPUC. The proceeds from the revolving credit facilities may be used for working capital purposes, including the short-term financing of capital projects. The base loan rate may vary from LIBOR plus 72.5 basis points to LIBOR plus 95 basis points, depending on the Company's total capitalization ratio. Likewise, the unused commitment fee may vary from 8 basis points to 12.5 basis points based on the same ratio.

        The undercollected net WRAM and MCBA receivable balances were $46.3 million and $46.1 million as of December 31, 2013 and 2012, respectively. On April 19, 2012, the CPUC issued a decision to shorten the amortization periods for Cal Water's undercollected net WRAM and MCBA receivable balances for calendar years 2013, 2012, and 2011. The increase of $0.2 million to the undercollected net WRAM and MCBA receivable balances during 2013 was due to timing of when cost-offset filings were authorized and when water production cost increases occurred in 2013. The undercollected net WRAM and MCBA receivable balances were primarily financed by Cal Water with short-term and long-term financing arrangements to meet operational cash requirements. Interest on the undercollected net WRAM and

MCBA receivable balances, the interest recoverable from ratepayers, is limited to the current 90-day commercial paper rates which is significantly lower than Cal Water's short and long-term financing rates.

        The Company borrowed $70.6 million on our bank lines of credit, repaid $113.3 million of short-term borrowings, and added $10.6 million of advances and contributions in aid of construction, which was reduced by refunds to developers of $6.9 million.

        On October 4, 2011, Cal Water entered into a capital lease arrangement with the City of Hawthorne to operate the City's water system for a 15-year period. The capital lease increased debt $9.4 million during 2011.

        Bond principal and other long-term debt payments were $47.2 million during 2013, compared to $7.0 million during 2012. The increase in 2013 compared to 2012 was primarily due to the $40.0 million repayment of series MMM and NNN during 2013. Bond principal and other long-term debt payments were $7.0 million during 2012 compared to $3.0 million during 2011. The increase in 2012 compared to 2011 was primarily due to the $3.7 million repayment of series GGG and HHH.

        We raised the dividend rate in January 2013 to $0.640 from the 2012 rate of $0.630. The annual dividend rate has increased from $0.570 per share of common stock in 2005 to $0.640 per share of common stock in 2013.

  Short-Term Financing

        Short-term liquidity is provided by the bank lines of credit described above and by internally generated funds. Long-term financing is accomplished through the use of both debt and equity. As of December 31, 2013, there were short-term borrowings of $46.8 million outstanding on our unsecured revolving line of credit compared to $89.5 million outstanding on our original unsecured revolving line of credit as of December 31, 2012. The decrease during 2013 was mostly due to the repayment of the outstanding borrowings from the net cash proceeds of the Company's common stock public offerings on March 26, 2013. The increase in short-term borrowing in 2012 compared to 2011 was to finance Cal Water, Hawaii Water, and Washington Water capital projects and operating activities.

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

        Both short-term credit agreements contain affirmative and negative covenants and events of default customary for credit facilities of this type including, among other things, limitations and prohibitions relating to additional indebtedness, liens, mergers, and asset sales. Also, these unsecured credit agreements contain financial covenants governing the Company and its subsidiaries' consolidated total capitalization ratio not to exceed 66.7% and interest coverage ratio of three or more. As of December 31, 2013, the Company's total capitalization ratio was 55.0% (trade payable is included as debt for this calculation) and interest ratio was four and three fourths. In summary, we have met all of the covenant requirements and are eligible to use the full amounts of these credit agreements.

        There was $0.1 million of new debt added to long-term debt during 2013, and we made principal payments on Cal Water's first mortgage bonds and other long-term debt of $47.2 million during 2013. In 2012, there was $0.1 million of new debt added to long-term debt, and we made principal payments on Cal Water's first mortgage bonds and other long-term debt of $7.0 million.

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

        During 2013 the Company sold 5,750,000 shares of its common stock in an underwritten public offering for cash proceeds of approximately $105.6 million, net of $5.1 million of underwriting discounts and commissions and offering expenses. The net proceeds from the sale of common stock were added to our general funds to be used for general corporate purposes. In future periods, management anticipates funding our capital needs through a relatively balanced approach between long term debt and equity.

        Additional information regarding the bank borrowings and long-term debt is presented in Notes 7 and 8 in the Notes to Consolidated Financial Statements.

  Off-Balance Sheet Transactions

        We do not utilize off-balance-sheet financing or utilize special purpose entity arrangements for financing. We do not have equity ownership through joint ventures or partnership arrangements.

  Contractual Obligations

        The contractual obligations presented in the table below represent our estimates of future payments under fixed contractual obligations and commitments. Changes in our business needs, cancellation provisions and changes in interest rates, as well as action by third parties and other factors, may cause these estimates to change. Therefore, our actual payments in future periods may vary from those presented in the table below. The following table summarizes our contractual obligations as of December 31, 2013.

	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	After 5 Years
	(In thousands)
Long-term debt(*)	$424,743	$7,693	$12,578	$42,298	$362,174
Interest payments	339,233	25,887	50,729	47,926	214,691
Advances for construction	183,393	7,394	14,722	14,609	146,668
Pension and post retirement benefits(**)	147,202	7,611	18,769	24,603	96,219
Capital lease obligations(***)	13,045	1,109	2,218	2,125	7,593
Facility leases	5,552	786	903	545	3,318
System leases	3,873	845	1,690	1,338	—
Water supply contracts	617,085	22,560	45,333	45,546	503,646

TOTAL	$1,734,126	$73,885	$146,942	$178,990	$1,334,309

*
Excludes capital lease obligations as reported below.

**
Pension and post retirement benefits include $1.8 million of short-term pension obligations.

***
Capital lease obligations represent total cash payments to be made in the future and includes interest expense of $3.7 million.

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

        There are three capital leases; the most significant was the City of Hawthorne water system. In 2011, we entered into a 15-year capital lease agreement to operate the City of Hawthorne water system. The system, which is located near the Hermosa Redondo district, serves about half of Hawthorne's population. The lease agreement required us to make an up-front $8.1 million lease payment to the city that is being amortized over the lease term. Additionally, annual lease payments of $0.9 million are made to the city and shall be increased or decreased each year on July 1, by the same percentage that the rates charged to customers served by the water system increased or decreased, exclusive of pass-through increases or decreases in the cost of water, power, and city-imposed fees, compared to the rates in effect on July 1 of the prior year, provided, that in no event will the annual lease payment be less than $0.9 million. Under the lease, we are responsible for all aspects of system operation and capital improvements, although title to the system and system improvements reside with the city. In exchange, we receive all revenue from the water system, which was $7.7 million, $7.6 million, and $7.5 million in 2013, 2012, and 2011, respectively. At the end of the lease, the city is required to reimburse us for the unamortized value of capital improvements made during the term of the lease.

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

        We have a contract with the Santa Clara Valley Water District, which contains minimum purchase obligations. The contract payment varies with the volume of water purchased above the minimum purchase levels. Management plans to continue to purchase and use at least the minimum quantity of water that is required to purchase under this contract in the future. Total paid to Santa Clara Valley Water District was $7.4 million in 2013, $6.2 million in 2012, and $5.5 million in 2011.

        The water supply contract with Stockton East Water District (SEWD) expires on April 1, 2035, requires a fixed, annual payment and does not vary during the year with the quantity of water delivered by the district. Due to the fixed price arrangement, we utilize as much water as possible from SEWD in order to minimize the cost of operating Company-owned wells used to supplement SEWD deliveries. The total paid under the contract was $10.0 million in 2013, $6.6 million in 2012, $6.7 million in 2011. Pricing under the contract varies annually. Estimated annual contractual obligations in the above table are based on the same payment level as 2013. Future cost increases by SEWD are expected to be offset by a decline in the allocation of costs to us as more of these costs are expected to be allocated to other SEWD customers due to growth within their service areas.

        On September 21, 2005, we entered into an agreement with Kern County Water Agency (Agency) to obtain treated water for our operations. The term of the agreement is to January 1, 2035, or until the Agency's bonds are repaid. The Agency's bonds are described below. Under the terms of the agreement, we were obligated to purchase approximately 18,500 acre feet of treated water in 2013 and an incrementally higher volume of water for each subsequent year until 2018, when we are obligated to purchase 20,500 acre feet of treated water per year. We are obligated to pay a capital facilities charge and a treated water charge regardless of whether we can use the water in our operation, and we are obligated for these charges even if the Agency cannot produce an adequate amount to supply the 20,500 acre feet in the year. This agreement supersedes a prior agreement with Kern County Water Agency for the supply of 11,500 acre feet of water per year. Total expense, under the prior agreement, was $6.3 million in 2013, $6.3 million in 2012, and $6.1 million in 2011.

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

        We pay a capital facilities charge and charges related to treated water that together total $7.2 million annually, which equates to $352 dollars per acre foot. Total treated water charge for 2013 was $2.6 million. As treated water is being delivered, we will also be obligated for our portion of the operating costs; that portion is currently estimated to be $7 dollars per acre foot. The actual amount will vary due to variations from estimates, inflation, and other changes in the cost structure. Our overall estimated cost of $352 dollars per acre foot is less than the estimated cost of procuring untreated water (assuming water rights could be obtained) and then providing treatment.

  Capital Requirements

        Capital requirements consist primarily of new construction expenditures for expanding and replacing utility plant facilities and the acquisition of water systems. They also include refunds of advances for construction.

        Company-funded and developer-funded utility plant expenditures were $123.0 million, $127.7 million, and $118.5 million in 2013, 2012, and 2011, respectively. A majority of capital expenditures was associated with mains and water treatment equipment.

        For 2014, the Company is estimating its capital expenditures to be between $110 and $130 million. We do not expect significant increases or declines in annual capital expenditure for the next five years.

        Management expects developer-funded expenditures in 2014. These expenditures will be financed by developers through refundable advances for construction and non-refundable contributions in aid of construction. Developers are required to deposit the cost of a water construction project with us prior to our commencing construction work, or the developers may construct the facilities themselves and deed the completed facilities to us. Funds are generally received in advance of incurring costs for these projects. Advances are normally refunded over a 40-year period without interest. Future payments for advances received are listed under contractual obligations above. Because non-company-funded construction activity is solely at the discretion of developers, we cannot predict the level of future activity. The cash flow impact is expected to be minor due to the structure of the arrangements.

  Capital Structure

        Common stockholders' equity was $598.8 million at December 31, 2013 compared to $473.7 million at December 31, 2012. In 2013, the Company sold 5,750,000 shares of its common stock in an underwritten public offering for cash proceeds of $105.6 million, net of underwriting discounts and commissions and offering expenses. In addition, the Company incurred additional long-term debt in 2013 and 2012.

        Total capitalization, including the current portion of long-term debt, at December 31, 2013, was $1,033 million and $955.0 million at December 31, 2012. In future periods, the Company intends to issue common stock and long-term debt to finance our operations. The capitalization ratios will vary depending upon the method we choose to finance our operations.

        At December 31, capitalization ratios were:

	2013	2012
Common equity	58.0%	49.6%
Long-term debt	42.0%	50.4%

        The return (from both regulated and non-regulated operations) on average common equity was 8.8% in 2013 compared to 10.6% in 2012.

  Acquisitions

        In 2013, 2012, and 2011 there were no significant acquisitions.

  Real Estate Program

        We own real estate. From time to time, certain parcels are deemed no longer used or useful for water utility operations. Most surplus properties have a low cost basis. We developed a program to realize the value of certain surplus properties through sale or lease of those properties. The program will be ongoing for a period of several years. Property sales produced pretax gains of less than $0.1 million in 2013, 2012 and 2011. As sales are dependent on real estate market conditions, future sales, if any, may or may not be at prior year levels.

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

        Over the next 12 months, approximately $7.9 million of the $434.0 million of existing long-term debt instruments will mature or require sinking fund payments. Applying a hypothetical 10 percent increase in the rate of interest charged on those borrowings would not have a material effect on our earnings.

Item 8.    Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
California Water Service Group
San Jose, California

        We have audited the accompanying consolidated balance sheets of California Water Service Group and subsidiaries (the "Company") as of December 31, 2013 and 2012, and the related consolidated statements of income, common stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2013. We also have audited the Company's internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of California Water Service Group and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ DELOITTE & TOUCHE LLP

San Francisco, California
February 27, 2014

CALIFORNIA WATER SERVICE GROUP

Consolidated Balance Sheets

	December 31,
	2013	2012
	(In thousands, except per share data)
ASSETS
Utility plant:
Land	$42,208	$42,023
Depreciable plant and equipment	2,043,414	1,903,365
Construction work in progress	109,474	132,362
Intangible assets	18,232	18,613

Total utility plant	2,213,328	2,096,363
Less accumulated depreciation and amortization	(697,497)	(639,307)

Net utility plant	1,515,831	1,457,056

Current assets:
Cash and cash equivalents	27,506	38,790
Receivables: net of allowance for doubtful accounts of $668 and $714 in 2013 and 2012, respectively
Customers	31,468	29,958
Regulatory balancing accounts	30,887	34,020
Other	18,700	11,943
Unbilled revenue	17,034	15,394
Materials and supplies at weighted average cost	5,571	5,874
Taxes, prepaid expenses, and other assets	8,324	10,585

Total current assets	139,490	146,564

Other assets:
Regulatory assets	251,681	344,419
Unamortized debt premium and expense	5,114	5,591
Goodwill	2,615	2,615
Other	45,124	39,679

Total other assets	304,534	392,304

	$1,959,855	$1,995,924

CAPITALIZATION AND LIABILITIES
Capitalization:
Common stock, $0.01 par value; 68,000 shares authorized, 47,741 and 41,908, outstanding in 2013 and 2012, respectively	$477	$419
Additional paid-in capital	328,364	221,013
Retained earnings	269,915	252,280

Total common stockholders' equity	598,756	473,712
Long-term debt, less current maturities	426,142	434,467

Total capitalization	1,024,898	908,179

Current liabilities:
Current maturities of long-term debt	7,908	46,783
Short-term borrowings	46,815	89,475
Accounts payable	55,087	47,199
Regulatory balancing accounts	1,827	5,018
Accrued other taxes	3,575	3,379
Accrued interest	4,245	4,705
Other accrued liabilities	47,127	46,508

Total current liabilities	166,584	243,067

Unamortized investment tax credits	2,106	2,180
Deferred income taxes	183,245	158,846
Regulatory liabilities	34,251	35,720
Pension and postretirement benefits other than pension	145,451	244,901
Advances for construction	183,393	187,584
Contributions in aid of construction	167,723	158,574
Other long-term liabilities	52,204	56,873
Commitments and contingencies	—	—

	$1,959,855	$1,995,924

See accompanying Notes to Consolidated Financial Statements.

CALIFORNIA WATER SERVICE GROUP

Consolidated Statements of Income

	For the Years Ended December 31,
	2013	2012	2011
	(In thousands, except per share data)
Operating revenue	$584,103	$559,966	$501,814

Operating expenses:
Operations:
Purchased water	183,046	161,336	142,570
Purchased power	32,220	31,027	30,053
Pump taxes	10,795	10,336	9,130
Administrative and general	98,055	93,927	85,758
Other	69,738	77,104	54,696
Maintenance	17,368	19,142	20,698
Depreciation and amortization	58,320	54,668	50,385
Income taxes	19,047	19,356	23,025
Property and other taxes	21,509	19,227	18,332

Total operating expenses	510,098	486,123	434,647

Net operating income	74,005	73,843	67,167

Other income and expenses:
Non-regulated revenue	14,795	16,686	16,160
Non-regulated expense	(11,265)	(11,553)	(15,822)
Gain on sale of non-utility property	—	84	62
Income tax (expense) on other income and expenses	(1,422)	(2,096)	(141)

Net other income	2,108	3,121	259

Interest expense:
Interest expense	30,897	31,537	32,455
Less: capitalized interest	(2,038)	(3,401)	(2,741)

Net interest expense	28,859	28,136	29,714

Net income	$47,254	$48,828	$37,712

Earnings per share:
Basic	$1.02	$1.17	$0.90
Diluted	$1.02	$1.17	$0.90
Weighted average number of common shares outstanding:
Basic	46,384	41,892	41,762
Diluted	46,417	41,892	41,772

See accompanying Notes to Consolidated Financial Statements.

CALIFORNIA WATER SERVICE GROUP

Consolidated Statements of Common Stockholders' Equity

For the Years Ended December 31, 2013, 2012 and 2011

	Common Stock
			Additional Paid-in Capital	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
			(In thousands)
Balance at December 31, 2010	41,667	$416	$217,309	$217,801	$435,526
Net income	—	—	—	37,712	37,712
Issuance of common stock	150	2	2,263	—	2,265
Dividends paid on common stock ($0.615 per share)	—	—	—	(25,674)	(25,674)

Balance at December 31, 2011	41,817	418	219,572	229,839	449,829
Net income	—	—	—	48,828	48,828
Issuance of common stock	91	1	1,441	—	1,442
Dividends paid on common stock ($0.630 per share)	—	—	—	(26,387)	(26,387)

Balance at December 31, 2012	41,908	419	221,013	252,280	473,712
Net income	—	—	—	47,254	47,254
Issuance of common stock	5,833	58	107,351	—	107,409
Dividends paid on common stock ($0.640 per share)	—	—	—	(29,619)	(29,619)

Balance at December 31, 2013	47,741	$477	$328,364	$269,915	$598,756

See accompanying Notes to Consolidated Financial Statements.

CALIFORNIA WATER SERVICE GROUP

Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2013	2012	2011
	(In thousands)
Operating activities:
Net income	$47,254	$48,828	$37,712

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	60,250	56,866	51,981
Amortization of debt premium and expenses	1,081	1,107	1,082
Changes in deferred income taxes	9,800	34,133	2,723
Other changes in noncurrent assets and liabilities	10,244	(9,932)	(689)
Change in value of life insurance contracts	(1,878)	(2,504)	1,876
Stock-based compensation	1,832	1,442	1,300
(Gain) on sale of non-utility property	—	(84)	(62)
Changes in operating assets and liabilities:
Receivables	(7,201)	(1,392)	(8,213)
Unbilled revenue	(1,640)	(326)	(1,143)
Taxes, prepaid expenses, and other assets	1,490	(3,322)	11,823
Accounts payable	3,809	879	4,612
Other current liabilities	(868)	6,219	8,270

Net cash provided by operating activities	124,173	131,914	111,272

Investing activities:
Utility plant expenditures	(122,988)	(127,681)	(118,546)
Proceeds from sale of non-utility assets	—	85	64
Purchase of life insurance	(3,281)	(3,294)	(1,744)
Change in restricted cash	1,073	1,959	(3,042)

Net cash used in investing activities	(125,196)	(128,931)	(123,268)

Financing activities:
Short-term borrowings	70,615	94,335	23,390
Repayment of short-term borrowings	(113,275)	(52,000)	—
Issuance of common stock	110,688	—	965
Common stock issuance cost	(5,111)	—	—
Issuance of long-term debt	48	124	178
Advances and contributions in aid of construction	10,563	6,966	7,231
Refunds of advances for construction	(6,922)	(7,397)	(6,205)
Retirement of long-term debt	(47,248)	(7,037)	(2,963)
Dividends paid	(29,619)	(26,387)	(25,674)

Net cash (used in) provided by financing activities	(10,261)	8,604	(3,078)

Change in cash and cash equivalents	(11,284)	11,587	(15,074)
Cash and cash equivalents at beginning of year	38,790	27,203	42,277

Cash and cash equivalents at end of year	$27,506	$38,790	$27,203

Supplemental disclosures of cash flow information:
Cash paid (received) during the year for:
Interest (net of amounts capitalized)	$28,171	$27,120	$26,998
Income taxes	7,700	—	10,535
Income tax refunds	—	(5,349)	(11,028)
Supplemental disclosure of non-cash activities:
Accrued payables for investments in utility plant	9,932	11,048	9,008
Utility plant contributed by developers	17,329	13,630	14,991
Litigation proceeds for MTBE contamination reclassified from other long-term liabilities to CIAC	7,029	4,462	16,735
Capital leases	—	—	9,388

See accompanying Notes to Consolidated Financial Statements.

CALIFORNIA WATER SERVICE GROUP

Notes to Consolidated Financial Statements

December 31, 2013, 2012, and 2011

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

        The preparation of the Company's consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the consolidated balance sheet dates and the reported amounts of revenues and expenses for the periods presented. These include, but are not limited to, estimates and assumptions used in determining the Company's regulatory asset and liability balances based upon probability assessments of regulatory recovery, utility plant useful lives, revenues earned but not yet billed, asset retirement obligations, allowance for doubtful accounts, pension and other employee benefit plan liabilities, and income tax-related assets and liabilities. Actual results could differ from these estimates.

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

CALIFORNIA WATER SERVICE GROUP

Notes to Consolidated Financial Statements (Continued)

December 31, 2013, 2012, and 2011

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

        Cost-recovery rates are designed to permit full recovery of certain costs allowed to be recovered by the Commissions. Cost-recovery rates such as the Modified Cost Balancing Account (MCBA) provides for recovery of adopted expense levels for purchased water, purchased power and pump taxes, as established by the CPUC. In addition, cost-recovery rates include recovery of costs related to water conservation programs and certain other operating expenses adopted by the CPUC. Variances (which include the effects of changes in both rates and volumes for the MCBA) between adopted and actual costs are recorded as a component of revenue, as the amount of such variances will be recovered from or refunded to our customers at a later date. Cost-recovery expenses are generally recognized when expenses are incurred with no markup for return or profit.

        The balances in the WRAM and MCBA assets and liabilities accounts will fluctuate on a monthly basis depending upon the variance between adopted and actual results. The recovery or refund of the WRAM is netted against the MCBA over- or under-recovery for the corresponding district. The recovery or refund net WRAM and MCBA balances are interest bearing at the current 90 day commercial paper rate. At the end of any calendar year, Cal Water files with the CPUC to refund or collect the balance in the accounts. Most undercollected net WRAM and MCBA receivable balances are collected over 12 or 18 months. Cal Water defers net WRAM and MCBA operating revenues and associated costs whenever the net receivable balances are estimated to be collected more than 24 months after the respective reporting periods in which it was recognized. The deferred net WRAM and MCBA revenues and associated costs were determined using forecasts of rate payer consumption trends for future reporting periods and the timing of when the CPUC will authorize Cal Water's filings to recover the undercollected balances. Deferred net WRAM and MCBA revenues and associated costs will be recognized as revenues and costs in future periods when collection is within twenty-four months of the respective reporting period.

CALIFORNIA WATER SERVICE GROUP

Notes to Consolidated Financial Statements (Continued)

December 31, 2013, 2012, and 2011

Amounts in thousands, except share data

2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        The net WRAM and MCBA balances included in regulatory assets and liabilities as of December 31, 2013 and 2012 were:

	2013	2012
Net short-term receivable	$30,887	$34,020
Net long-term receivable	15,423	12,051

Total receivable	$46,310	$46,071

Net short-term payable	$1,032	$371
Net long-term payable	906	119

Total payable	$1,938	$490

        Flat rate customers are billed in advance at the beginning of the service period. The revenue is prorated so that the portion of revenue applicable to the current period is included in that period's revenue, with the remaining balance recorded as unearned revenue on the balance sheet and recognized as revenue when earned in the subsequent accounting period. The unearned revenue liability was $1,464 and $1,708 as of December 31, 2013 and 2012, respectively. This liability is included in "other accrued liabilities" on our consolidated balance sheets.

  Allowance for Doubtful Accounts

        The Company provides an allowance for doubtful accounts receivable. The allowance is based upon specific identified accounts plus an estimate of uncollectible accounts based upon historical percentages. The balance of customer receivables is net of the allowance for doubtful accounts at December 31, 2013, 2012, and 2011 of $668, $714, and $669, respectively.

        The activities in the allowance for doubtful accounts are as follows:

	2013	2012	2011
Beginning Balance	$714	$669	$804
Provision for uncollectible accounts	1,469	1,548	1,250
Net write off of uncollectible accounts	(1,515)	(1,503)	(1,385)

Ending Balance	$668	$714	$669

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

December 31, 2013, 2012, and 2011

Amounts in thousands, except share data

2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

  Utility Plant

        Utility plant is carried at original cost when first constructed or purchased, or at fair value when acquired through acquisition. When depreciable plant is retired, the cost is eliminated from utility plant accounts and such costs are charged against accumulated depreciation. Maintenance of utility plant is charged to operating expenses as incurred. Maintenance projects are not accrued for in advance. Interest is capitalized on plant expenditures during the construction period and amounted to $2,037 in 2013, $3,401 in 2012, and $2,741 in 2011.

        Intangible assets acquired as part of water systems purchased are recorded at fair value. All other intangibles have been recorded at cost and are amortized over their useful life.

        The following table represents depreciable plant and equipment as of December 31:

	2013	2012
Equipment	$443,439	$400,610
Office buildings and other structures	179,023	151,597
Transmission and distribution plant	1,420,952	1,351,158

Total	$2,043,414	$1,903,365

        Depreciation of utility plant for financial statement purposes is computed on a straight-line basis over the assets' estimated useful lives including cost of removal of certain assets as follows:

Useful Lives
Equipment	5 to 50 years
Transmission and distribution plant	40 to 65 years
Office Buildings and other structures	50 years

        The provision for depreciation expressed as a percentage of the aggregate depreciable asset balances was 3.03% in 2013, 3.1% in 2012, and 3.0% 2011. For income tax purposes, as applicable, the Company computes depreciation using the accelerated methods allowed by the respective taxing authorities.

  Asset Retirement Obligation

        The Company has a legal obligation to retire wells in accordance with Department of Public Health regulations. In addition, upon decommission of a wastewater plant or lift station certain wastewater infrastructure would need to be retired in accordance with Department of Public Health regulations. An asset retirement cost and corresponding retirement obligation is recorded when a well or waste water infrastructure is placed into service. As of December 31, 2013 and 2012 the retirement obligation is estimated to be $17,036 and $16,105, respectively. The change only impacted the consolidated balance sheet.

CALIFORNIA WATER SERVICE GROUP

Notes to Consolidated Financial Statements (Continued)

December 31, 2013, 2012, and 2011

Amounts in thousands, except share data

2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

  Cash Equivalents

        Cash equivalents include highly liquid investments with remaining maturities of three months or less at the time of acquisition. Cash and cash equivalents was $27.5 million and $38.8 million as of December 31, 2013 and December 31, 2012, respectively.

  Restricted Cash

        In 2013 restricted cash includes $1.1 million of proceeds collected through a surcharge on certain customers' bills plus interest earned on the proceeds and is used to service California Safe Drinking Water Bond obligations. All restricted cash is included in "taxes, prepaid expenses, and other assets". As of December 31, 2013 and 2012, restricted cash was $1,193 and $2,266, respectively.

  Regulatory Assets and Liabilities

        Regulatory assets and liabilities were comprised of the following as of December 31:

	2013	2012
Regulatory Assets
Pension and retiree group health	$119,868	$223,153
Certain property-related temporary differences	60,780	56,991
Other accrued benefits	43,061	40,362
Net WRAM and MCBA long-term accounts receivable	15,423	12,051
Asset retirement obligations, net	12,549	11,862

Total Regulatory Assets	$251,681	$344,419

Regulatory Liabilities
Future tax benefits due ratepayers	$24,195	$24,932
Conservation program	6,291	6,538
Other liabilities	3,765	4,250

Total Regulatory Liabilities	$34,251	$35,720

        Short-term regulatory assets and liabilities are excluded from the above table. The short-term regulatory assets for 2013 and 2012 were $30,887 and $34,020, respectively. The short-term regulatory assets were primarily net WRAM/MCBA receivable balances. The short-term portion of regulatory liabilities for 2013 and 2012 were $1,827 and $5,018, respectively. The short-term regulatory liabilities were primarily net WRAM/MCBA liability balances and net refund balances to rate payers for the 2007 sale of the Extended Service Protection program to Home Service USA

        The Company operates extensively in a regulated business, and as such is subject to the accounting standards for regulated utilities. Utility companies defer costs and credits on the balance sheet as regulatory assets and liabilities when it is probable that those costs and credits will be recognized in the ratemaking process in a period different from the period in which they would have been reflected in income by an unregulated company. Regulatory assets other than WRAM represent deferral of costs that

CALIFORNIA WATER SERVICE GROUP

Notes to Consolidated Financial Statements (Continued)

December 31, 2013, 2012, and 2011

Amounts in thousands, except share data

2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

will be recovered in the future and do not include a return. In determining the probability of costs being recognized in other periods, the Company considers regulatory rules and decisions, past practices, and other facts or circumstances that would indicate if recovery is probable. In the event that a portion of the Company's operations were no longer subject to the accounting standards for regulated utilities, the Company would be required to write off related regulatory assets and liabilities. If a commission determined that a portion of the Company's assets were not recoverable in customer rates, the Company would be required to determine if a disallowance of asset costs had occurred. If a disallowance had occurred, it would require a write-down in the assets' valuation.

        The Company's qualified, defined-benefit, non-contributory pension plan and other postretirement plan benefit (Retire Group Health) regulatory asset is the amount the Company expects to recover from ratepayers in the future for these plans at the end of the calendar year.

        The certain property-related temporary differences relate primarily to the difference between book and federal income tax depreciation on utility plant that was placed in service before the regulatory Commissions adopted normalization for rate making purposes. Previously, the tax benefit of tax depreciation was passed on to customers (flow-through). For state income tax purposes, the Commission continues to use the flow-through method. As such timing differences reverse, the Company will be able to include the impact of such differences in customer rates. These federal tax differences will continue to reverse over the remaining book lives of the related assets.

        Other accrued benefits are accrued benefits for vacation, self-insured workers' compensation, and directors' retirement benefits. The net WRAM and MCBA long-term accounts receivable is the undercollected portion of recorded revenues that are not expected to be collected from ratepayers within 12 months. The asset retirement obligation regulatory asset represents the difference between costs associated with asset retirement obligations and amounts collected in rates.

        The future tax benefits due to ratepayers represent regulatory liabilities for tax deductions that will be taken and flowed through to customers in the future. Regulatory liabilities also reflect timing differences provided at higher than the current tax rate, which will flow-through to future ratepayers. The conservation program regulatory liability is for cost recovery in rates that exceeded incurred costs and is refundable to ratepayers as of December 31, 2013.

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

CALIFORNIA WATER SERVICE GROUP

Notes to Consolidated Financial Statements (Continued)

December 31, 2013, 2012, and 2011

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

        The recorded goodwill balance as of December 31, 2013 and 2012, relate to the Hawaii Water Service Company reporting unit. Based on our annual goodwill impairment test, no impairment was recorded in 2013 or 2012.

  Long-Term Debt Premium, Discount and Expense

        The discount and issuance expense on long-term debt is amortized over the original lives of the related debt on a straight-line basis which approximates the effective interest method. Premiums paid on the early redemption of certain debt and the unamortized original issuance discount and expense are amortized over the life of new debt issued in conjunction with the early redemption. Amortization expense included in interest expense was $1,081, $1,107, and $1,082 for 2013, 2012, and 2011, respectively.

  Advances for Construction

        Advances for Construction consist of payments received from developers for installation of water production and distribution facilities to serve new developments. Advances are excluded from rate base for rate setting purposes. Annual refunds are made to developers without interest. Advances of $182,776, and $186,753 at December 31, 2013 and 2012, respectively, will be refunded primarily over a 40-year period in equal annual amounts. In addition, other Advances for Construction totaling $617 and $831 at December 31, 2013, and 2012, respectively, are refundable based upon customer connections. Estimated refunds of advances for each succeeding year are approximately $7,394, $7,392, $7,330, $7,313, $7,296 and $146,668 thereafter.

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

CALIFORNIA WATER SERVICE GROUP

Notes to Consolidated Financial Statements (Continued)

December 31, 2013, 2012, and 2011

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

        Historically the Commissions reduced revenue requirements for the tax effects of certain originating temporary differences and allowed recovery of these tax costs as the related temporary differences reverse. The Commissions have granted the Company rate increases to reflect the normalization of the tax benefits of the federal accelerated methods and available Investment Tax Credits (ITC) for all assets placed in service after 1980. ITCs are deferred and amortized over the lives of the related properties for book purposes. The commissions granted flowthrough for state taxes.

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

        The accounting standards for accounting for uncertainty in income taxes allows the inclusion of interest and penalties related to uncertain tax positions as a component of income taxes. See note 10 "Income Taxes".

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

  Collective Bargaining Agreements

        As of December 31, 2013, the Company had 1,125 employees, including 703 non-supervisory employees who are represented by the Utility Workers Union of America, AFL-CIO, except certain engineering and laboratory employees who are represented by the International Federation of Professional and Technical Engineers, AFL-CIO. The union agreements expire at the end of 2014.

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

CALIFORNIA WATER SERVICE GROUP

Notes to Consolidated Financial Statements (Continued)

December 31, 2013, 2012, and 2011

Amounts in thousands, except share data

2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        The Company did not grant any Stock Appreciation Rights (SAR) in 2013, 2012, and 2011. SARs outstanding were 283,856 shares as of December 31, 2013, 333,856 as of December 31, 2012 and 361,356 shares as of December 31, 2011.

        All SARs are dilutive. The dilutive effect is shown in the table below.

	2013	2012	2011
	(In thousands, except per share data)
Net income as reported and available to common stockholders	$47,254	$48,828	$37,712

Weighted average common shares, basic	46,384	41,892	41,762
Dilutive common stock equivalents (treasury method)	33	—	10

Shares used for dilutive calculation	46,417	41,892	41,772

Earnings per share—basic	$1.02	$1.17	$0.90
Earnings per share—diluted	$1.02	$1.17	$0.90

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

  Accumulated Other Comprehensive Income

        The Company did not have any accumulated other comprehensive income or loss transactions for 2013, 2012, and 2011.

  Adoption of New Accounting Standards

        On February 1, 2013, the Financial Accounting Standards Board issued an accounting standards update (ASU) for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements. The ASU would impact the Company's recognition, measurement, and disclosure requirements for guarantees of third party debt. The ASU effective date for the Company's interim and annual reporting is January 1, 2014. The Company completed a review of all contracts and did not identify any joint and several liability arrangements.

CALIFORNIA WATER SERVICE GROUP

Notes to Consolidated Financial Statements (Continued)

December 31, 2013, 2012, and 2011

Amounts in thousands, except share data

3 OTHER INCOME AND EXPENSES

        The Company conducts various non-regulated activities as reflected in the table below.

	2013		2012		2011
	Revenue	Expense	Revenue	Expense	Revenue	Expense
Operating and maintenance	$8,028	$9,119	$9,938	$10,976	$9,176	$9,689
Meter reading and billing	1,313	1,055	1,255	882	1,212	944
Leases	1,938	243	1,956	153	1,892	330
Design and construction	1,374	1,173	1,407	1,135	1,689	1,420
Interest income	70	—	41	—	75	—
Change in value of life insurance contracts (gain) loss	—	(1,878)	—	(2,504)	—	1,876
Other non-regulated income and expenses	2,072	1,553	2,089	911	2,116	1,563

Total	$14,795	$11,265	$16,686	$11,553	$16,160	$15,822

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

4 INTANGIBLE ASSETS

        As of December 31, 2013 and 2012, intangible assets that will continue to be amortized and those not amortized were:

	Weighted Average Amortization Period (years)	2013			2012
		Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Amortized intangible assets:
Water pumping rights	usage	$1,084	$85	$999	$1,084	$79	$1,005
Water planning studies	11	12,567	5,517	7,040	11,894	4,322	7,572
Leasehold improvements and other	22	1,191	411	780	1,140	249	891

Total	12	$14,842	$6,013	$8,829	$14,118	$4,650	$9,468

Unamortized intangible assets:
Perpetual water rights and other		$3,390	$—	$3,390	$4,495	$—	$4,495

        Water pumping rights usage is the amount of water pumped from aquifers to be treated and distributed to customers.

        For the years ended December 31, 2013, 2012, and 2011, amortization of intangible assets was $1,354, $1,298, and $1,421, respectively. Estimated future amortization expense related to intangible assets for the succeeding five years is approximately $1,385, $1,333, $1,310, $1,280, 1,248, and $2,452 thereafter.

CALIFORNIA WATER SERVICE GROUP

Notes to Consolidated Financial Statements (Continued)

December 31, 2013, 2012, and 2011

Amounts in thousands, except share data

5 PREFERRED STOCK

        The Company is authorized to issue 241,000 shares of Preferred Stock as of December 31, 2013. No shares of Preferred Stock were issued and outstanding at December 31, 2013 or 2012.

6 COMMON STOCKHOLDERS' EQUITY

        As of December 31, 2013 and 2012, 47,740,957 shares and 41,908,218 shares, respectively, of common stock were issued and outstanding. In 2013, the Company sold 5,750,000 shares of its common stock in an underwritten public offering.

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

        As of December 31, 2013 and December 31, 2012, the outstanding borrowings on the Company lines of credit were $16.8 million and $64.5 million, respectively. The borrowings on the Cal Water lines of credit were $30.0 million as of December 31, 2013, and $25.0 million as of December 31, 2012.

CALIFORNIA WATER SERVICE GROUP

Notes to Consolidated Financial Statements (Continued)

December 31, 2013, 2012, and 2011

Amounts in thousands, except share data

7 SHORT-TERM BORROWINGS (Continued)

        The following table represents borrowings under the bank lines of credit:

	2013	2012
Maximum short-term borrowings	$91,975	$89,475
Average amount outstanding	$42,589	$71,715
Weighted average interest rate	2.00%	1.74%
Interest rate at December 31	1.33%	2.14%

8 LONG-TERM DEBT

        As of December 31, 2013 and 2012, long-term debt outstanding was:

	Series	Interest Rate	Maturity Date	2013	2012
First Mortgage Bonds	PPP	5.500%	2040	$100,000	$100,000
	LL	5.875%	2019	100,000	100,000
	AAA	7.280%	2025	20,000	20,000
	BBB	6.770%	2028	20,000	20,000
	CCC	8.150%	2030	20,000	20,000
	DDD	7.130%	2031	20,000	20,000
	EEE	7.110%	2032	20,000	20,000
	FFF	5.900%	2017	20,000	20,000
	GGG	5.290%	2022	16,364	18,182
	HHH	5.290%	2022	16,364	18,182
	III	5.540%	2023	9,091	10,000
	JJJ	5.440%	2018	4,545	5,455
	LLL	5.480%	2018	10,000	10,000
	MMM	5.520%	2013	—	20,000
	NNN	5.550%	2013	—	20,000
	OOO	6.020%	2031	20,000	20,000
	CC	9.860%	2020	17,300	17,400
	K	6.940%	2012	—	—

Total First Mortgage Bonds				413,664	459,219
California Department of Water Resources Loans		2.6% to 8%	2012 - 32	8,008	8,451
Other Long-term debt				12,378	13,580

Total long-term debt				434,050	481,250
Less current maturities				7,908	46,783

Long-term debt excluding current maturities				$426,142	$434,467

CALIFORNIA WATER SERVICE GROUP

Notes to Consolidated Financial Statements (Continued)

December 31, 2013, 2012, and 2011

Amounts in thousands, except share data

8 LONG-TERM DEBT (Continued)

        On October 4, 2011, Cal Water entered into a new capital lease arrangement with the City of Hawthorne to operate the City's water system for a 15-year period. The $9.2 million capital lease liability is included in other long-term debt and current maturities set forth above.

9 OTHER ACCRUED LIABILITIES

        As of December 31, 2013 and 2012, other accrued liabilities were:

	2013	2012
Accrued and deferred compensation	$18,493	$16,320
Deferred tax liability	12,224	15,000
Accrued benefit and workers' compensation claims	8,140	6,906
Other	8,270	8,282

	$47,127	$46,508

        The deferred compensation program allows key employees and board of directors to defer a portion of their compensation from income taxes. The deferred compensation liability balances were $6,033 and $4,650 as of December 31, 2013 and 2012, respectively.

10 INCOME TAXES

        Income tax expense (benefit) consisted of the following:

	Federal	State	Total
2013
Current	$7,974	$(2,867)	$5,107
Deferred	15,667	(305)	15,362

Total	$23,641	$(3,172)	$20,469

2012
Current	$(9,018)	$(5,246)	$(14,264)
Deferred	37,196	(1,480)	35,716

Total	$28,178	$(6,726)	$21,452

2011
Current	$7,413	$2,629	$10,042
Deferred	12,982	142	13,124

Total	$20,395	$2,771	$23,166

        In 2013, the Company recorded $4.4 million of State of California enterprise zone (EZ) credits for sales and use taxes and hiring incentives for the period from 2008 to 2013 based on an analysis of all district operations. The Company filed amended state income tax returns for tax years 2008, 2009, 2010 and 2011. The State of California hiring EZ credits were included on the Company's 2012 state income tax

CALIFORNIA WATER SERVICE GROUP

Notes to Consolidated Financial Statements (Continued)

December 31, 2013, 2012, and 2011

Amounts in thousands, except share data

10 INCOME TAXES (Continued)

returns filed during the fourth quarter of 2013. The 2012 sales and use tax EZ credits will be filed on an amended 2012 state income tax return during 2014. Unused State of California EZ credits can be carried-forward ten years. The Company estimates the carried-forward portion of its State of California EZ credits at $2.3 million. The Company's analysis of State of California EZ credits as of December 31, 2013 resulted in the recognition of a $0.6 million liability for unrecognized tax benefits.

        On September 19, 2013, the U. S. Department of the Treasury and Internal Revenue Service (IRS) issued the final and re-proposed tangible property regulations for repairs and maintenance deductions with an effective date of January 1, 2014. These tax regulations allowed the Company to deduct a significant amount of linear asset costs previously capitalized for book and tax purposes. The Company intends to reevaluate its unit of property for linear assets on its 2013 tax return. The Company's federal fourth quarter of 2013 qualified repairs and maintenance deductions was $25.0 million for 2012 and prior years and created a deferred income tax liability $8.8 million as of December 31, 2013. The Company's state fourth quarter of 2013 qualified repairs and maintenance deductions was $41.0 million for 2012 and prior years and was recorded as a $2.4 million reduction to state income tax expense. The total federal NOL was $14.8 million and state NOL was $42.0 million as of December 31, 2013 mostly due to repairs and maintenance deductions. The NOL carry-forward amounts are more likely than not to be recovered and therefore require no valuation allowance. The NOL carry-forward does not begin to expire until 2033.

        During 2012, the Company filed an application for a change in tax accounting method with the IRS to implement the repairs and maintenance deduction. The Company's federal linear assets qualified repairs and maintenance deduction was $86.7 million for 2011 and prior years, and created a $30.4 million deferred income tax liability as of December 31, 2012. The Company's state linear assets qualified repairs and maintenance deduction was $122.2 million for 2011 and prior years and was recorded as a $7.0 million reduction to state income tax expense. The Company planned to carry-back the NOL as of December 31, 2012 and recorded a $0.8 million federal income tax expense. This adjustment was reversed in 2013 when the federal NOL was carried-forward to reduce 2013 income tax payments.

        The American Taxpayer Relief Act of 2012 provided the Company with additional 50% first-year bonus depreciation for assets placed in service from December 31, 2012 to December 31, 2013. The Tax Relief, Unemployment Insurance Reauthorization and Job Creation Act of 2010 provided the Company with additional federal income tax deductions for assets placed in service after September 8, 2010 and before December 31, 2012. The federal income tax deduction was estimated at $2.1 million in 2013, was $5.1 million in 2012, and was $12.6 million in 2011. The 2013 estimate will be finalized when we file the 2013 tax returns in the third quarter of 2014. As of December 31, 2013 and 2012 the deferred tax liability for bonus depreciation was $2,100 and $5,000, respectively.

        The Company filed an application for a change in tax accounting method with the State of California to change its plant-in-service state tax depreciation method from the double- declining method to the straight line method at the respective assets mid-life. The Company's application was approved by the State of California during the first quarter of 2011. California uses the flow-through method of accounting for income tax depreciation. As a result, the Company reduced its income tax obligation $1.6 million, net of federal income taxes in 2011. Income tax expense was computed by applying the current federal 35% tax rate to pretax book income differs from the amount shown in the Consolidated Statements of Income.

CALIFORNIA WATER SERVICE GROUP

Notes to Consolidated Financial Statements (Continued)

December 31, 2013, 2012, and 2011

Amounts in thousands, except share data

10 INCOME TAXES (Continued)

        The difference between the total income tax expense and computed tax expense was reconciled in the table below:

	2013	2012	2011
Computed "expected" tax expense	$23,708	$24,600	$21,308
Increase (reduction) in taxes due to:
State income taxes net of federal tax benefit	3,895	4,041	3,500
Effect of regulatory treatment of fixed asset differences	(4,112)	(7,030)	(1,614)
State tax credits	(2,465)	—	—
Investment tax credits	(74)	(74)	(74)
Other	(483)	(85)	46

Total income tax	$20,469	$21,452	$23,166

        The effect of regulatory treatment of fixed asset differences includes a 2013 tax accounting method change benefit of ($3,061) due to the service mains and hydrant tax repairs and maintenance deductions for 2012 and prior years. The 2012 tax accounting method change was a benefit of ($7,030) due to the transmission and distribution mains tax repairs and maintenance deductions for 2011 and prior years. The 2011 section 481 adjustment was a benefit of ($1,614) due to an accounting method change with the State of California to change its plant-in-service state tax depreciation method from the double- declining method to the straight line method at the respective assets mid-life.

        The tax effects of differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2013 and 2012 are presented in the following table:

	2013	2012
Deferred tax assets:
Developer deposits for extension agreements and contributions in aid of construction	$44,592	$44,530
Net operating loss carryforward and tax credits	9,095	8,437
Other	4,330	3,607

Total deferred tax assets	58,017	56,574

Deferred tax liabilities:
Utility plant, principally due to depreciation differences	231,141	207,642
WRAM/MCBA balancing accounts	18,556	19,533
Other	3,789	3,245

Total deferred tax liabilities	253,486	230,420

Net deferred tax liabilities	$195,469	$173,846

CALIFORNIA WATER SERVICE GROUP

Notes to Consolidated Financial Statements (Continued)

December 31, 2013, 2012, and 2011

Amounts in thousands, except share data

10 INCOME TAXES (Continued)

        The current portion of our deferred income tax liability is $12,224 and $15,000 as of December 31, 2013 and 2012, respectively, which includes prepaid expenses and billed WRAM/MCBA surcharge, expected to reverse in the following 12 months.

        A valuation allowance was not required at December 31, 2013 and 2012. Based on historical taxable income and future taxable income projections over the period in which the deferred assets are deductible, management believes it is more likely than not that the Company will realize the benefits of the deductible differences.

        The following table reconciles the changes in unrecognized tax benefits:

	December 31, 2013	December 31, 2012	December 31, 2011
Balance at beginning of year	$—	$831	$831
Additions for tax positions taken during prior year	—	—	—
Additions for tax positions taken during current year	612	—	—
Reductions for tax positions taken during a prior year	—	—	—
Lapse of statute of limitations	—	(831)	—

Balance at end of year	$612	$—	$831

        As of December 31, 2013 and 2012, the total amount of net unrecognized tax benefits was $612 and none, respectively. The Company accrues interest and penalties related to unrecognized tax benefits in its provision for income taxes. The total accrued penalties and interest of $114 was reversed as of December 31, 2012 and the total amount of penalties and interest was $114 as of December 31, 2011. Additionally, the Company does not expect a material change in its unrecognized tax benefits within the next 12 months.

        Tax years of 2013 and 2012 are subject to examination by federal taxing authorities and 2013, 2012, 2011, and 2010 are subject to examination by state taxing authorities. On October 24, 2013, the IRS completed its audit of the Company's 2010 and 2011 federal income tax returns with no audit adjustment. In December 2012, the California Franchise Tax Board completed an audit of the Company's 2008 and 2009 state income tax returns with no audit adjustment. The State of Hawaii Department of Taxation is presently auditing the Company's 2011 and 2012 Hawaii state income tax returns. The State of California Board of Equalization Franchise is presently auditing the Company's 2010, 2011, and 2012 sales and use tax filings. It is uncertain when the State audits will be completed. The Company believes that the final resolution of the state audits will not have a material impact on its financial condition or results of operations.

CALIFORNIA WATER SERVICE GROUP

Notes to Consolidated Financial Statements (Continued)

December 31, 2013, 2012, and 2011

Amounts in thousands, except share data

11 EMPLOYEE BENEFIT PLANS

  Savings Plan

        The Company sponsors a 401(k) qualified, defined contribution savings plan that allows participants to contribute up to 20% of pre-tax compensation. Effective January 1, 2010, the Company matches seventy-five cents for each dollar contributed by the employee up to a maximum Company match of 6.0% of base salary. In the prior year, the Company matched fifty cents for each dollar contributed up to a maximum Company match of 4.0% of base salary. Company contributions were $4,338, $4,029, and $3,499, for the years 2013, 2012, and 2011, respectively.

  Pension Plans

        The Company provides a qualified, defined-benefit, non-contributory pension plan for substantially all employees. The accumulated benefit obligations of the pension plan are $287,894 and $307,197 as of December 31, 2013 and 2012, respectively. The fair value of pension plan assets was $266,178 and $202,947 as of December 31, 2013 and 2012, respectively.

        Prior to 2010, pension payment obligations were generally funded by the purchase of an annuity from a life insurance company. In 2010, the pension plan trust paid monthly benefits to retirees, rather than the purchase of an annuity. Payments are expected to be made in each year from 2014 to 2018 are $7,611, $8,703, $10,066, 11,539, and $13,064, respectively. The aggregate benefits expected to be paid in the five years 2019 through 2023 are $91,303. The expected benefit payments are based upon the same assumptions used to measure the Company's benefit obligation at December 31, 2013, and include estimated future employee service.

CALIFORNIA WATER SERVICE GROUP

Notes to Consolidated Financial Statements (Continued)

December 31, 2013, 2012, and 2011

Amounts in thousands, except share data

11 EMPLOYEE BENEFIT PLANS (Continued)

        The Company also maintains an unfunded, non-qualified, supplemental executive retirement plan. The unfunded supplemental executive retirement plan accumulated benefit obligations were $31,360 and $31,696 as of December 31, 2013 and 2012, respectively. Benefit payments under the supplemental executive retirement plan are paid currently and are included in the preceding paragraph.

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

        The Company records the costs of postretirement benefits other than pension (PBOP) during the employees' years of active service. Postretirement benefit expense recorded in 2013, 2012, and 2011, was $8,977, $8,131, and $6,291, respectively. The remaining net periodic benefit cost was $9,790 at December 31, 2006, and is being recovered through future customer rates and is recorded as a regulatory asset. The expected benefit payments, net of retiree premiums and Medicare part D subsidies, for the years from 2014 to 2018 are $1,612, $1,827, $1,998, $2,189, and $2,444, respectively. The Medicare Part D subsidies for the years from 2014 to 2018 are $267, $307, $345, $387, and $432.

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

CALIFORNIA WATER SERVICE GROUP

Notes to Consolidated Financial Statements (Continued)

December 31, 2013, 2012, and 2011

Amounts in thousands, except share data

11 EMPLOYEE BENEFIT PLANS (Continued)

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

    •
    Inputs other than quoted prices that are observable for the asset or liability; and

CALIFORNIA WATER SERVICE GROUP

Notes to Consolidated Financial Statements (Continued)

December 31, 2013, 2012, and 2011

Amounts in thousands, except share data

11 EMPLOYEE BENEFIT PLANS (Continued)

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

        All Plan investments are level 1 investments in mutual funds and are valued at the net asset value (NAV) of the shares held by the Plan at December 31, 2013 and 2012:

	Pension Benefits				Other Benefits
	2013	%	2012	%	2013	%	2012	%
Fixed Income	$102,288	38%	$79,391	39%	$31,019	62%	$22,845	61%

Domestic Equity
Small Cap Stocks	40,757		33,949		—		—
Large Cap Stocks	96,512		69,406		18,920		14,563

Total Domestic Equity	137,269	52%	103,355	51%	18,920	38%	14,563	39%

Non U.S. Equities	26,621	10%	20,201	10%	—	0%	—	0%

Total Plan Assets	$266,178	100%	$202,947	100%	$49,939	100%	$37,408	100%

        The pension benefits fixed income category includes $1,287 and $26,069 of money market fund investments as of December 31, 2013 and 2012, respectively. The other benefits fixed income category includes $19,214 and $14,159 of money market fund investments as of December 31, 2013 and 2012.

CALIFORNIA WATER SERVICE GROUP

Notes to Consolidated Financial Statements (Continued)

December 31, 2013, 2012, and 2011

Amounts in thousands, except share data

11 EMPLOYEE BENEFIT PLANS (Continued)

        The following table reconciles the funded status of the plans with the accrued pension liability and the net postretirement benefit liability as of December 31, 2013 and 2012:

	Pension Benefits		Other Benefits
	2013	2012	2013	2012
Change in projected benefit obligation:
Beginning of year	$402,121	$346,305	$84,421	$69,107
Service cost	17,780	15,450	5,374	4,399
Interest cost	16,354	15,287	3,556	3,139
Assumption change	(53,887)	24,269	(14,366)	7,673
Experience loss	6,021	4,833	1,455	1,250
Benefits paid, net of retiree premiums	(5,191)	(4,023)	(1,374)	(1,147)

End of year	$383,198	$402,121	$79,066	$84,421

Change in plan assets:
Fair value of plan assets at beginning of year	$202,947	$155,749	$37,408	$26,978
Actual return on plan assets	36,637	21,979	4,270	2,788
Employer contributions	31,785	29,242	9,635	8,789
Retiree contributions and Medicare part D subsidies	—	—	1,299	1,255
Benefits paid	(5,191)	(4,023)	(2,673)	(2,402)

Fair value of plan assets at end of year	$266,178	$202,947	$49,939	$37,408

Funded status(1)	$(117,020)	$(199,174)	$(29,127)	$(47,013)
Unrecognized actuarial loss	53,882	133,579	23,311	40,449
Unrecognized prior service cost	36,116	41,972	340	421
Unrecognized transition obligation	—	—	—	9

Net amount recognized	$(27,022)	$(23,623)	$(5,476)	$(6,134)

(1)
The short-term portion of the pension benefits was $1,751 and $1,286 as of December 31, 2013 and 2012, respectively.

        Amounts recognized on the balance sheet consist of:

	Pension Benefits		Other Benefits
	2013	2012	2013	2012
(Accrued) benefit costs	$—	$—	$(6,219)	$(6,723)
Accrued benefit liability	(117,020)	(199,174)	(29,127)	(47,013)
Regulatory asset	89,998	175,551	29,870	47,602

Net amount recognized	$(27,022)	$(23,623)	$(5,476)	$(6,134)

CALIFORNIA WATER SERVICE GROUP

Notes to Consolidated Financial Statements (Continued)

December 31, 2013, 2012, and 2011

Amounts in thousands, except share data

11 EMPLOYEE BENEFIT PLANS (Continued)

        Below are the actuarial assumptions used in determining the benefit obligation for the benefit plans:

	Pension Benefits		Other Benefits
	2013	2012	2013	2012
Weighted average assumptions as of December 31:
Discount rate	5.00%	4.10%	5.00%	4.20%
Long-term rate of return on plan assets	6.75%	7.00%	6.00%	6.00%
Rate of compensation increases	4.00%	3.50%	—	—
Cost of living adjustment	3.00%	3.00%	—	—

        The discount rate was derived from the Citigroup Pension Discount Curve using the expected payouts for the plan. The long-term rate of return assumption is the expected rate of return on a balanced portfolio invested roughly 60% in equities and 40% in fixed income securities. Returns on equity investments were estimated based on estimates of dividend yield and real earnings added to a 3% long-term inflation rate. For the pension and other benefit plans, the assumed returns were 8.93% for domestic equities and 9.07% for foreign equities. Returns on fixed-income investments were projected based on investment maturities and credit spreads added to a 3% long-term inflation rate. For the pension and other benefit plans, the assumed returns were 5.20% for fixed income investments and 3.52% for short-term cash investments. The average return for the pension and other benefit plans for the last five and ten years was 11.4% and 6.9%, respectively. The company is using a long-term rate of return of 6.75% for the pension plan and 6.00% for the other benefit plan, which is between the 25th and 75th percentile of expected results.

        Changes to the pension benefits actuarial assumptions can significantly affect pension costs, regulatory assets, and liabilities. The following table reflects the sensitivity of pension amounts reported for the year ended December 31, 2013, to changes in actuarial assumptions:

	Increase/(Decrease) in Pension Actuarial Assumption	Increase/(Decrease) in 2013 Net Periodic Pension Benefit Cost	Increase/(Decrease) in Projected Pension Benefit Obligation as of December 31, 2013
Discount rate	(0.5)%	$4,899	$35,752
Long-term rate of return on plan assets	(0.5)%	1,018	—
Rate of compensation increases	(0.5)%	(2,181)	(10,186)
Cost of living adjustment	(0.5)%	(3,685)	(22,029)
Discount rate	0.5%	(4,334)	(31,486)
Long-term rate of return on plan assets	0.5%	(1,018)	—
Rate of compensation increases	0.5%	2,364	10,908

CALIFORNIA WATER SERVICE GROUP

Notes to Consolidated Financial Statements (Continued)

December 31, 2013, 2012, and 2011

Amounts in thousands, except share data

11 EMPLOYEE BENEFIT PLANS (Continued)

        Net periodic benefit costs for the pension and other postretirement plans for the years ended December 31, 2013, 2012, and 2011 included the following components:

	Pension Plan			Other Benefits
	2013	2012	2011	2013	2012	2011
Service cost	$17,780	$15,450	$11,713	$5,374	$4,399	$3,199
Interest cost	16,354	15,287	14,683	3,556	3,139	2,872
Expected return on plan assets	(14,252)	(11,558)	(8,949)	(2,394)	(1,832)	(1,372)
Net amortization and deferral	15,302	14,283	10,387	2,441	2,425	1,592

Net periodic benefit cost	$35,184	$33,462	$27,834	$8,977	$8,131	$6,291

        Below are the actuarial assumptions used in determining the net periodic benefit costs for the benefit plans, which uses the end of the prior year as the measurement date:

	Pension Benefits		Other Benefits
	2013	2012	2013	2012
Weighted average assumptions as of December 31:
Discount rate	4.10%	4.40%	4.20%	4.50%
Long-term rate of return on plan assets	7.00%	7.00%	6.00%	6.25%
Rate of compensation increases	3.50%	3.50%	—	—

        The health care cost trend rate assumption has a significant effect on the amounts reported. For 2013 measurement purposes, the Company assumed an 9.2% annual rate of increase in the per capita cost of covered benefits with the rate decreasing to 6.1% by 2018, then gradually grading down to 5.0% over the next 50 years. A one-percentage point change in assumed health care cost trends is estimated to have the following effect:

	1-Percentage Point Increase	1-Percentage Point (Decrease)
Effect on total service and interest costs	$2,656	$(1,936)
Effect on accumulated postretirement benefit obligation	$18,085	$(13,805)

        The Company intends to make annual contributions to the plans up to the amount deductible for tax purposes. The Company estimates in 2014 that the annual contribution to the pension plans will be $28,286 and the annual contribution to the other postretirement plan will be $9,568.

CALIFORNIA WATER SERVICE GROUP

Notes to Consolidated Financial Statements (Continued)

December 31, 2013, 2012, and 2011

Amounts in thousands, except share data

12 STOCK-BASED COMPENSATION PLANS

        The Company has one stockholder-approved stock-based compensation plan.

  Equity Incentive Plan

        The Company's equity incentive plan was approved by stockholders on April 27, 2005. The Company is authorized to issue awards up to 2,000,000 shares of common stock.

        During 2013 and 2012, the Company granted annual Restricted Stock Awards (RSAs) of 74,824 and 101,236 shares, respectively, of common stock to officers and directors of the Company. In 2013 no RSAs were cancelled and 10,050 RSAs were cancelled in 2012. Employee RSAs granted have a one-year cliff vesting. RSAs granted in 2013 vest over 36 months and RSAs granted in 2012 vest over 48 months. Director RSAs generally vest at the end of 12 months. During 2013 and 2012, the shares granted were valued at $20.66 and $17.96 per share, respectively, based upon the fair market value of the Company's common stock on the date of grant.

        On March 1, 2013, the Company granted performance-based Restricted Stock Unit Awards (RSUs) of 50,267 shares of common stock to officers. Each award reflects a target number of shares that may be issued to the award recipient. The awards may be earned upon the completion of the three-year performance period ending February 28, 2016. Whether RSUs are earned at the end of the performance period will be determined based on the achievement of certain performance objectives set by the Board of Director Compensation Committee in connection with the issuance of the RSUs. The performance objectives are based on the Company's business plan covering the performance period. The performance objectives include achieving the budgeted return on equity, budgeted investment in utility plant, customer service standards, and water quality standards. Depending on the results achieved during the three-year performance period, the actual number of shares that a grant recipient receives at the end of the performance period may range from 0% to 200% of the target shares granted, provided that the grantee is continuously employed by the Company through the vesting date. If prior to the vesting date employment is terminated by reason of death, disability or normal retirement, then a pro rata portion of this award will vest. RSUs are not included in diluted shares for financial reporting until earned. The RSUs are recognized as expense ratably over the three year performance period using a fair market value of $20.62 per share and an estimate of RSUs earned during the performance period.

        The Company has recorded compensation costs for the RSAs and RSUs which are included in administrative and general operating expenses in the amount of $1.8 million and $1.1 million for 2013 and 2012, respectively.

CALIFORNIA WATER SERVICE GROUP

Notes to Consolidated Financial Statements (Continued)

December 31, 2013, 2012, and 2011

Amounts in thousands, except share data

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

        Advances for construction fair values were estimated using broker quotes from companies that frequently purchase these investments.

	December 31, 2013
		Fair Value
	Cost	Level 1	Level 2	Level 3	Total
Long-term debt, including current maturities	$434,050	$—	$511,146	$—	$511,146
Advances for construction	183,393	—	73,389	—	73,389

Total	$617,443	$—	$584,535	$—	$584,535

	December 31, 2012
		Fair Value
	Cost	Level 1	Level 2	Level 3	Total
Long-term debt, including current maturities	$481,250	$—	$613,211	$—	$613,211
Advances for construction	187,584	—	70,914	—	70,914

Total	$668,834	$—	$684,125	$—	$684,125

CALIFORNIA WATER SERVICE GROUP

Notes to Consolidated Financial Statements (Continued)

December 31, 2013, 2012, and 2011

Amounts in thousands, except share data

14 COMMITMENTS AND CONTINGENCIES

  Commitments

        The Company leases offices, equipment and other facilities, two water systems from cities, and has long-term commitments to purchase water from water wholesalers. The commitments are noted in the table below.

	Facility Leases	System Lease	Water Contracts	Capital Lease Obligations
2014	$789	$845	$22,560	$1,109
2015	570	845	22,631	1,109
2016	333	845	22,702	1,109
2017	297	845	22,772	1,109
2018	248	493	22,774	1,016
Thereafter	3,318	—	503,646	7,593

        Company Facility leases include office and other facilities in many of its operating districts. The total paid and charged to operations for such leases was $1,058 in 2013, $1,156 in 2012, and $1,271 in 2011. The system lease is a 15-year lease with the City of Commerce. The lease includes an annual lease payment of $845 per year plus a cost savings sharing arrangement.

        The Company has a long-term contract with the Santa Clara Valley Water District that requires the Company to purchase minimum annual water quantities. Purchases are priced at the districts then-current wholesale water rate. The Company operates to purchase sufficient water to equal or exceed the minimum quantities under the contract. The total paid to Santa Clara Valley Water District was $7,407 in 2013, $6,164 in 2012, and $5,524 in 2011.

        The Company also has a water supply contract with Stockton East Water District (SEWD) that requires a fixed, annual payment. Each year, the fixed annual payment is adjusted for changes to SEWD's costs. Because of the fixed annual price arrangement, the Company operates to receive as much water as possible from SEWD in order to minimize the cost of operating Company-owned wells used to supplement SEWD deliveries. The total paid under the contract was $9,990 in 2013, $6,591 in 2012, and $6,658 in 2011.

        Estimated annual contractual obligations in the table above are based on the same payment levels as 2013. Future increased costs by SEWD are expected to be offset by a decline in the allocation of costs to the Company, as other customers of SEWD are expected to receive a larger allocation based upon growth of their service areas.

        On September 21, 2005, the Company entered into an agreement with Kern County Water Agency (Agency) to obtain treated water for the Company's operations. The term of the agreement is to January 1, 2035, or until the repayment of the Agency's bonds (described hereafter) occurs. Under the terms of the agreement, the Company is obligated to purchase approximately 18,500 acre feet of treated water in 2013 and an incrementally higher volume of water for each subsequent year until 2017, when the Company is obligated to purchase 20,500 acre feet of treated water per year. The Company is obligated to pay the Capital Facilities Charge and the Treated Water Charge regardless of whether it can use the water in its operation, and is obligated for these charges even if the Agency cannot produce an adequate amount to

CALIFORNIA WATER SERVICE GROUP

Notes to Consolidated Financial Statements (Continued)

December 31, 2013, 2012, and 2011

Amounts in thousands, except share data

14 COMMITMENTS AND CONTINGENCIES (Continued)

supply the 20,500 acre feet in the year. (This agreement supersedes a prior agreement with Kern County Water Agency for the supply of 11,500 acre feet of water per year). Total annual expense in 2013 was $6,289, $6,272 in 2012, and $6,129 in 2011.

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

        The total obligation of all parties, excluding the Company, is approximately $82,397 to the Agency. Based on the credit worthiness of the other participants, which are government entities, it is believed to be highly unlikely that the Company would be required to assume any other parties' obligations under the contract due to their default. In the event of default by a party, the Company would receive entitlement to the additional water for assuming any obligation.

        We pay a capital facilities charge and charges related to treated water that together total $7,224 annually, which equates to $352 dollars per acre foot. Total treated water charge for 2013 was $2,599. As treated water is being delivered, we will also be obligated for our portion of the operating costs; that portion is currently estimated to be $7 dollars per acre foot. The actual amount will vary due to variations from estimates, inflation, and other changes in the cost structure. Our overall estimated cost of $352 dollars per acre foot is less than the estimated cost of procuring untreated water (assuming water rights could be obtained) and then providing treatment.

        There are three capital leases, the most significant was the City of Hawthorne water system. In 2011, we entered into a 15-year capital lease agreement to operate the City of Hawthorne water system. The system, which is located near the Hermosa Redondo district, serves about half of Hawthorne's population. The agreement required us to make an up-front $8,100 lease deposit to the city that is being amortized

CALIFORNIA WATER SERVICE GROUP

Notes to Consolidated Financial Statements (Continued)

December 31, 2013, 2012, and 2011

Amounts in thousands, except share data

14 COMMITMENTS AND CONTINGENCIES (Continued)

over the lease term. Additionally, annual lease payments of $940 are made to the city and shall be increased or decreased each year on July 1, by the same percentage that the rates charged to customers served by the water system increased or decreased, exclusive of pass-through increases or decreases in the cost of water, power, and city-imposed fees, compared to the rates in effect on July 1 of the prior year, provided, that in no event will the annual lease payment be less than $940. Under the lease we are responsible for all aspects of system operation and capital improvements, although title to the system and system improvements reside with the city. In exchange, we receive all revenue from the water system, which was $7,688, $7,621, and $7,506 in 2013, 2012, and 2011, respectively. At the end of the lease, the city is required to reimburse us for the unamortized value of capital improvements made during the term of the lease. The annual payments were $940 in 2013, $940 in 2012, and $537 in 2011.

  Contingencies

  Groundwater Contamination

        The Company has undertaken litigation against third parties to recover past and future costs related to ground water contamination in our service areas. The cost of litigation is expensed as incurred and any settlement is first offset against such costs. The Commission's general policy requires all proceeds from contamination litigation to be used first to pay transactional expenses, then to make ratepayers whole for water treatment costs to comply with the Commission's water quality standards. The Commission allows for a risk-based consideration of contamination proceeds which exceed the costs of the remediation described above and may result in some sharing of proceeds with the shareholder, determined on a case by case basis. The Commission has authorized various memorandum accounts that allow the Company to track significant litigation costs to request recovery of these costs in future filings and uses of proceeds to comply with Commission's general policy.

  Other Legal Matters

        From time to time, the Company is involved in various disputes and litigation matters that arise in the ordinary course of business. The status of each significant matter is reviewed and assessed for potential financial exposure. If the potential loss from any claim or legal proceeding is considered probable and the amount of the range of loss can be estimated, a liability is accrued for the estimated loss in accordance with the accounting standards for contingencies. Legal proceedings are subject to uncertainties, and the outcomes are difficult to predict. Because of such uncertainties, accruals are based on the best information available at the time. While the outcome of these disputes and litigation matters cannot be predicted with any certainty, management does not believe when taking into account existing reserves the ultimate resolution of these matters will materially affect the Company's financial position, results of operations, or cash flows. The Company has recognized a liability of $1.3 million for all known legal matters as of December 31, 2013 and December 31, 2012. The cost of litigation is expensed as incurred and any settlement is first offset against such costs. Any settlement in excess of the cost to litigate is accounted for on a case by case basis, dependant on the nature of the settlement.

CALIFORNIA WATER SERVICE GROUP

Notes to Consolidated Financial Statements (Continued)

December 31, 2013, 2012, and 2011

Amounts in thousands, except share data

15 QUARTERLY FINANCIAL DATA (UNAUDITED)

        The Company's common stock is traded on the New York Stock Exchange under the symbol "CWT."

2013	First	Second	Third	Fourth
Operating revenue	$111,444	$154,555	$184,404	$133,700
Net operating income	5,770	20,783	35,804	11,648
Net income (loss)	(1,073)	13,510	29,151	5,666
Diluted earnings (loss) per share	(0.03)	0.28	0.61	0.12
Common stock market price range:
High	21.22	20.84	22.34	23.43
Low	18.42	18.54	18.87	19.65
Dividends paid per common share	0.1600	0.1600	0.1600	0.1600

2012	First	Second	Third	Fourth
Operating revenue	$116,749	$143,552	$178,135	$121,530
Net operating income	6,607	19,622	36,361	11,253
Net income	1,085	12,965	29,772	5,006
Diluted earnings per share	0.03	0.31	0.71	0.12
Common stock market price range:
High	19.25	18.60	19.05	18.90
Low	17.67	17.14	17.93	16.84
Dividends paid per common share	0.1575	0.1575	0.1575	0.1575

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

        The following tables present the condensed consolidating balance sheets as of December 31, 2013 and 2012, the condensed consolidating statements of income for the years ended December 31, 2013, 2012 and 2011, and the condensed consolidating statements of cash flows for the years ended December 31, 2013, 2012, and 2011, of (i) California Water Service Group the guarantor of the first mortgage bonds and the parent company; (ii)California Water Service Company, the issuer of the first mortgage bonds and a 100% owned subsidiary of California Water Service Group; and (iii) the other 100% owned subsidiaries of California Water Service Group.

CALIFORNIA WATER SERVICE GROUP

Notes to Consolidated Financial Statements (Continued)

December 31, 2013, 2012, and 2011

Amounts in thousands, except share data

16 CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (Continued)

CALIFORNIA WATER SERVICE GROUP

CONDENSED CONSOLIDATING BALANCE SHEET
As of December 31, 2013

	Parent Company	Cal Water	All Other Subsidiaries	Consolidating Adjustments	Consolidated
	(In thousands)
ASSETS
Utility plant:
Utility plant	$1,318	$2,034,935	$184,272	$(7,197)	$2,213,328
Less accumulated depreciation and amortization	(164)	(661,780)	(37,168)	1,615	(697,497)

Net utility plant	1,154	1,373,155	147,104	(5,582)	1,515,831

Current assets:
Cash and cash equivalents	5,280	20,790	1,436	—	27,506
Receivables	(756)	90,008	8,931	(94)	98,089
Receivables from affiliates	16,747	5,755	—	(22,502)	—
Other current assets	—	13,011	884	—	13,895

Total current assets	21,271	129,564	11,251	(22,596)	139,490

Other assets:
Regulatory assets	—	248,938	2,743	—	251,681
Investments in affiliates	565,347	—	—	(565,347)	—
Long-term affiliate notes receivable	26,255	—	—	(26,255)	—
Other assets	1,120	44,827	7,111	(205)	52,853

Total other assets	592,722	293,765	9,854	(591,807)	304,534

	$615,147	$1,796,484	$168,209	$(619,985)	$1,959,855

CAPITALIZATION AND LIABILITIES
Capitalization:
Common stockholders' equity	$598,756	$500,290	$70,548	$(570,838)	$598,756
Affiliate long-term debt	—	—	26,255	(26,255)	—
Long-term debt, less current maturities	—	424,854	1,288	—	426,142

Total capitalization	598,756	925,144	98,091	(597,093)	1,024,898

Current liabilities:
Current maturities of long-term debt	—	6,137	1,771	—	7,908
Short-term borrowings	16,815	30,000	—	—	46,815
Payables to affiliates	48	—	22,454	(22,502)	—
Accounts payable	—	51,764	3,323	—	55,087
Accrued expenses and other liabilities	107	55,346	1,321	—	56,774

Total current liabilities	16,970	143,247	28,869	(22,502)	166,584
Unamortized investment tax credits	—	2,106	—	—	2,106
Deferred income taxes, net	(579)	179,870	4,344	(390)	183,245
Pension and postretirement benefits other than pensions	—	145,451	—	—	145,451
Regulatory and other liabilities	—	77,627	8,828	—	86,455
Advances for construction	—	182,776	617	—	183,393
Contributions in aid of construction	—	140,263	27,460	—	167,723

	$615,147	$1,796,484	$168,209	$(619,985)	$1,959,855

CALIFORNIA WATER SERVICE GROUP

Notes to Consolidated Financial Statements (Continued)

December 31, 2013, 2012, and 2011

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

December 31, 2013, 2012, and 2011

Amounts in thousands, except share data

16 CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (Continued)

CALIFORNIA WATER SERVICE GROUP

CONDENSED CONSOLIDATING STATEMENT OF INCOME
For the Year Ended December 31, 2013

	Parent Company	Cal Water	All Other Subsidiaries	Consolidating Adjustments	Consolidated
	(In thousands)
Operating revenue	$—	$552,327	$31,776	$—	$584,103

Operating expenses:
Operations:
Purchased water	—	182,503	543	—	183,046
Purchased power	—	22,932	9,288	—	32,220
Pump taxes	—	10,795	—	—	10,795
Administrative and general	69	87,620	10,366	—	98,055
Other	—	63,237	7,005	(504)	69,738
Maintenance	—	16,654	714	—	17,368
Depreciation and amortization	56	54,886	3,490	(112)	58,320
Income tax (benefit) expense	(304)	19,890	(1,880)	1,341	19,047
Taxes other than income taxes	—	18,679	2,830	—	21,509

Total operating (income) expenses	(179)	477,196	32,356	725	510,098

Net operating income (loss)	179	75,131	(580)	(725)	74,005

Other Income and Expenses:
Non-regulated revenue	2,323	13,606	1,918	(3,052)	14,795
Non-regulated expense	(337)	(9,465)	(1,463)	—	(11,265)
Income tax (expense) on other income and expense	(809)	(1,687)	(222)	1,296	(1,422)

Net other income	1,177	2,454	233	(1,756)	2,108

Interest:
Interest expense	621	30,238	2,585	(2,547)	30,897
Less: capitalized interest	—	(1,662)	(376)	—	(2,038)

Net interest expense	621	28,576	2,209	(2,547)	28,859

Equity earnings of subsidiaries	46,519	—	—	(46,519)	—

Net income (loss)	$47,254	$49,009	$(2,556)	$(46,453)	$47,254

CALIFORNIA WATER SERVICE GROUP

Notes to Consolidated Financial Statements (Continued)

December 31, 2013, 2012, and 2011

Amounts in thousands, except share data

16 CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (Continued)

CALIFORNIA WATER SERVICE GROUP

CONDENSED CONSOLIDATING STATEMENT OF INCOME
For the Year Ended December 31, 2012

	Parent Company	Cal Water	All Other Subsidiaries	Consolidating Adjustments	Consolidated
	(In thousands)
Operating revenue	$—	$527,449	$32,517	$—	$559,966

Operating expenses:
Operations:
Purchased water	—	160,913	423	—	161,336
Purchased power	—	21,435	9,592	—	31,027
Pump taxes	—	10,336	—	—	10,336
Administrative and general	—	84,399	9,528	—	93,927
Other	—	70,864	6,744	(504)	77,104
Maintenance	—	18,478	664	—	19,142
Depreciation and amortization	—	52,012	2,774	(118)	54,668
Income tax (benefit) expense	(583)	18,992	(375)	1,322	19,356
Taxes other than income taxes	—	16,630	2,597	—	19,227

Total operating (income) expenses	(583)	454,059	31,947	700	486,123

Net operating income	583	73,390	570	(700)	73,843

Other Income and Expenses:
Non-regulated revenue	1,919	15,204	2,420	(2,857)	16,686
Non-regulated expense	—	(9,588)	(1,965)	—	(11,553)
Gain on sale on non-utility property	—	81	—	3	84
Income tax (expense) on other income and expense	(782)	(2,321)	(266)	1,273	(2,096)

Net other income	1,137	3,376	189	(1,581)	3,121

Interest:
Interest expense	1,430	30,328	2,132	(2,353)	31,537
Less: capitalized interest	—	(2,334)	(1,067)	—	(3,401)

Net interest expense	1,430	27,994	1,065	(2,353)	28,136

Equity earnings of subsidiaries	48,538	—	—	(48,538)	—

Net income (loss)	$48,828	$48,772	$(306)	$(48,466)	$48,828

CALIFORNIA WATER SERVICE GROUP

Notes to Consolidated Financial Statements (Continued)

December 31, 2013, 2012, and 2011

Amounts in thousands, except share data

16 CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (Continued)

CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATING STATEMENT OF INCOME
For the Year Ended December 31, 2011

	Parent Company	Cal Water	All Other Subsidiaries	Consolidating Adjustments	Consolidated
	(In thousands)
Operating revenue	$—	$472,150	$29,664	$—	$501,814

Operating expenses:
Operations:
Purchased water	—	142,355	215	—	142,570
Purchased power	—	20,719	9,334	—	30,053
Pump taxes	—	8,764	366	—	9,130
Administrative and general	—	77,622	8,136	—	85,758
Other	—	47,800	7,401	(505)	54,696
Maintenance	—	19,916	782	—	20,698
Depreciation and amortization	—	47,872	2,637	(124)	50,385
Income tax (benefit) expense	(580)	23,727	(1,727)	1,605	23,025
Taxes other than income taxes	—	15,908	2,424	—	18,332

Total operating (income) expenses	(580)	404,683	29,568	976	434,647

Net operating income	580	67,467	96	(976)	67,167

Other Income and Expenses:
Non-regulated revenue	2,248	12,972	4,322	(3,382)	16,160
Non-regulated expense	—	(12,287)	(3,535)	—	(15,822)
Gain on sale on non-utility property	—	62	—	—	62
Income tax (expense) on other income and expense	(916)	(304)	(422)	1,501	(141)

Net other income	1,332	443	365	(1,881)	259

Interest:
Interest expense	1,422	31,421	2,489	(2,877)	32,455
Less: capitalized interest	—	(1,844)	(897)	—	(2,741)

Net interest expense	1,422	29,577	1,592	(2,877)	29,714

Equity earnings of subsidiaries	37,222	—	—	(37,222)	—

Net income (loss)	$37,712	$38,333	$(1,131)	$(37,202)	$37,712

CALIFORNIA WATER SERVICE GROUP

Notes to Consolidated Financial Statements (Continued)

December 31, 2013, 2012, and 2011

Amounts in thousands, except share data

16 CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (Continued)

CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2013

	Parent Company	Cal Water	All Other Subsidiaries	Consolidating Adjustments	Consolidated
	(In thousands)
Operating activities:
Net income (loss)	$47,254	$49,009	$(2,556)	$(46,453)	$47,254

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity earnings of subsidiaries	(46,519)	—	—	46,519	—
Dividends received from affiliates	29,619	—	—	(29,619)	—
Depreciation and amortization	56	56,670	3,636	(112)	60,250
Change in value of life insurance contracts	—	(1,878)	—	—	(1,878)
Stock-based compensation	1,832	—	—	—	1,832
Changes in deferred income taxes	—	9,800	—	—	9,800
Other changes in noncurrent assets and liabilities	(76)	11,899	(449)	(49)	11,325
Changes in operating assets and liabilities	544	226	(5,275)	95	(4,410)

Net cash provided by (used in) operating activities	32,710	125,726	(4,644)	(29,619)	124,173

Investing activities:
Utility plant expenditures	(712)	(111,819)	(10,457)	—	(122,988)
Investment in affiliates	(35,000)	—	—	35,000	—
Affiliate advances	(14,903)	(2,575)	1,210	16,268	—
Proceeds from affiliate loans	1,227	7,796	—	(9,023)	—
Purchase of life insurance	—	(3,281)	—	—	(3,281)
Restricted cash decrease	—	1,073	—	—	1,073

Net cash (used in) investing activities	(49,388)	(108,806)	(9,247)	42,245	(125,196)

Financing Activities:
Short-term borrowings	20,615	50,000	—	—	70,615
Repayment of short-term borrowings	(68,275)	(45,000)	—	—	(113,275)
Affiliate advances	(14)	(1,152)	17,434	(16,268)	—
Reduction of affiliate long-term borrowings	(7,796)	—	(1,227)	9,023	—
Proceeds from long-term debt	—	—	48	—	48
Repayment of long-term debt	—	(46,547)	(701)	—	(47,248)
Advances and contributions in aid for construction	—	10,465	98	—	10,563
Refunds of advances for construction	—	(6,814)	(108)	—	(6,922)
Dividends paid to non-affiliates	(29,619)	—	—	—	(29,619)
Dividends paid to affiliates	—	(26,691)	(2,928)	29,619	—
Issuance of common stock	105,577	—	—	—	105,577
Investment from affiliates	—	35,000	—	(35,000)	—

Net cash provided by (used in) financing activities	20,488	(30,739)	12,616	(12,626)	(10,261)

Change in cash and cash equivalents	3,810	(13,819)	(1,275)	—	(11,284)
Cash and cash equivalents at beginning of year	1,470	34,609	2,711	—	38,790

Cash and cash equivalents at end of year	$5,280	$20,790	$1,436	$—	$27,506

CALIFORNIA WATER SERVICE GROUP

Notes to Consolidated Financial Statements (Continued)

December 31, 2013, 2012, and 2011

Amounts in thousands, except share data

16 CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (Continued)

CALIFORNIA WATER SERVICE GROUP

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2012

	Parent Company	Cal Water	All Other Subsidiaries	Consolidating Adjustments	Consolidated
	(In thousands)
Operating activities:
Net income (loss)	$48,828	$48,772	$(306)	$(48,466)	$48,828

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity earnings of subsidiaries	(48,538)	—	—	48,538	—
Dividends received from affiliates	26,387	—	—	(26,387)	—
Depreciation and amortization	56	54,040	2,888	(118)	56,866
Change in value of life insurance contracts	—	(2,504)	—	—	(2,504)
Stock-based compensation	1,442	—	—	—	1,442
Gain on sale of non-utility property	—	(81)	—	(3)	(84)
Changes in deferred income taxes	—	34,133	—	—	34,133
Other changes in noncurrent assets and liabilities	102	(10,367)	1,307	133	(8,825)
Changes in operating assets and liabilities	(170)	9,035	(6,723)	(84)	2,058

Net cash provided by (used in) operating activities	28,107	133,028	(2,834)	(26,387)	131,914

Investing activities:
Utility plant expenditures	(281)	(111,636)	(15,761)	(3)	(127,681)
Proceeds from sale of non-utility assets	—	82	—	3	85
Affiliate advances	(12,245)	254	(853)	12,844	—
Proceeds from affiliate loans	552	48	—	(600)	—
Reduction of loans to affiliates	(5,675)	—	—	5,675	—
Purchase of life insurance	—	(3,294)	—	—	(3,294)
Restricted cash decrease	—	1,959	—	—	1,959

Net cash (used in) investing activities	(17,649)	(112,587)	(16,614)	17,919	(128,931)

Financing Activities:
Short-term borrowings	18,335	76,000	—	—	94,335
Repayment of short-term borrowings	(1,000)	(51,000)	—	—	(52,000)
Affiliate advances	23	962	11,859	(12,844)	—
Proceeds from affiliates long-term borrowings	—	—	5,675	(5,675)	—
Reduction of affiliate long-term borrowings	(48)	—	(552)	600	—
Proceeds from long-term debt	—	—	124	—	124
Retirement of long-term debt	—	(6,310)	(727)	—	(7,037)
Advances and contributions in aid for construction	—	6,883	83	—	6,966
Refunds of advances for construction	—	(7,275)	(122)	—	(7,397)
Dividends paid to non-affiliates	(26,387)	—	—	—	(26,387)
Dividends paid to affiliates	—	(23,567)	(2,820)	26,387	—

Net cash (used in) provided by financing activities	(9,077)	(4,307)	13,520	8,468	8,604

Change in cash and cash equivalents	1,381	16,134	(5,928)	—	11,587
Cash and cash equivalents at beginning of year	89	18,475	8,639	—	27,203

Cash and cash equivalents at end of year	$1,470	$34,609	$2,711	$—	$38,790

CALIFORNIA WATER SERVICE GROUP

Notes to Consolidated Financial Statements (Continued)

December 31, 2013, 2012, and 2011

Amounts in thousands, except share data

16 CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (Continued)

CALIFORNIA WATER SERVICE GROUP

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2011

	Parent Company	Cal Water	All Other Subsidiaries	Consolidating Adjustments	Consolidated
	(In thousands)
Operating activities:
Net income (loss)	$37,712	$38,333	$(1,131)	$(37,202)	$37,712

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity earnings of subsidiaries	(37,222)	—	—	37,222	—
Dividends received from affiliates	25,674	—	—	(25,674)	—
Depreciation and amortization	51	49,283	2,771	(124)	51,981
Change in value of life insurance contracts	—	1,876	—	—	1,876
Stock-based compensation	1,300	—	—	—	1,300
Gain on sale of non-utility property	—	(62)	—	—	(62)
Change in deferred income taxes	—	2,723	—	—	2,723
Other changes in noncurrent assets and liabilities	(299)	(45)	684	53	393
Changes in operating assets and liabilities	582	11,662	3,054	51	15,349

Net cash provided by operating activities	27,798	103,770	5,378	(25,674)	111,272

Investing activities:
Utility plant expenditures	—	(98,410)	(20,136)	—	(118,546)
Proceeds from sale of non-utility assets	—	64	—	—	64
Affiliate advances	(25,495)	1,597	—	23,898	—
Reduction of loans to affiliates	962	45	2,000	(3,007)	—
Purchase of life insurance	—	(1,744)	—	—	(1,744)
Restricted cash increase	—	(3,042)	—	—	(3,042)

Net cash (used in) investing activities	(24,533)	(101,490)	(18,136)	20,891	(123,268)

Financing Activities:
Short-term borrowings	23,390	—	—	—	23,390
Affiliate advances	—	—	23,898	(23,898)	—
Reduction of affiliate long-term borrowings	(2,045)	—	(962)	3,007	—
Proceeds from long-term debt, net of issuance cost of $1,857	—	—	178	—	178
Retirement of long-term debt	—	(2,279)	(684)	—	(2,963)
Advances and contributions in aid for construction	—	7,082	149	—	7,231
Refunds of advances for construction	—	(6,129)	(76)	—	(6,205)
Dividends paid to non-affiliates	(25,674)	—	—	—	(25,674)
Dividends paid to affiliates	—	(22,925)	(2,749)	25,674	—
Issuance of common stock	965	—	—	—	965

Net cash (used in) provided by financing activities	(3,364)	(24,251)	19,754	4,783	(3,078)

Change in cash and cash equivalents	(99)	(21,971)	6,996	—	(15,074)
Cash and cash equivalents at beginning of year	188	40,446	1,643	—	42,277

Cash and cash equivalents at end of year	$89	$18,475	$8,639	$—	$27,203

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

        Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2013. Based on that evaluation, we concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

        There was no change in our internal control over financial reporting during the quarter ended December 31, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management's Report on Internal Control over Financial Reporting

        Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended). Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in "Internal Control—Integrated Framework." Management has concluded that, as of December 31, 2013, our internal control over financial reporting is effective based on these criteria. Our independent registered public accounting firm, Deloitte & Touche LLP, has audited the effectiveness of our internal control over financial reporting as of December 31, 2013, as stated in their report, which is included herein.

Item 9B.    Other Information

        On February 26, 2014, the Board of Directors of California Water Service Group appointed Terry P. Bayer a director of the Company, effective March 1, 2014, to serve until the next election of Directors by the stockholders. The appointment of Ms. Bayer expands the number of Directors from 9 to 10.

        Terry P. Bayer, 63, is the Chief Operating Officer for Molina Healthcare, Inc., a managed care company that provides Medicaid and Medicare related solutions to meet the health care needs of low-income individuals and families. In this role, Ms. Bayer is responsible for operational oversight of the company's health plans in 11 states, as well as provider payment and information systems. Terry has more than 30 years of health care management experience, including staff model clinic administration, provider contracting, managed care operations, disease management and home care.

        Ms. Bayer previously served on the Board of Directors of Apria Healthcare Group, Inc. from 2006 to 2008 where she served as chair of the compliance committee and served as a member of the compensation committee.

        Ms. Bayer holds a Juris Doctor degree from Stanford University, a Master's degree in Public Health from the University of California, Berkeley, and a Bachelor's Degree in Communications from Northwest University.

        Ms. Bayer brings to the Board her many years of experience as an operating executive of Molina Healthcare, with a strong focus on government program compliance and administration as well as customer service. Her previous experience as a director of Apria Healthcare Group and committee member will allow her to contribute to the Company in the future.

        There are no arrangements or understandings between Ms. Bayer and any other persons pursuant to which Ms. Bayer was appointed a Director of the Company. There is no information that is required to be disclosed with respect to Ms. Bayer pursuant to Item 404(a) of Regulation S-K.

        Ms. Bayer's compensation will be prorated for 10 months of service and be on the same basis as other nonemployee directors: a prorated annual cash retainer in the amount of $37,500, and prorated annual equity compensation, to be paid in restricted stock, in the amount of $45,834.

 PART III

Item 10.    Directors and Executive Officers and Corporate Governance

        The information required by this Item as to directors of the Company and the Company's Audit Committee is contained in the sections captioned "Board Structure" and "Proposal No. 1—Election of Directors" of the 2014 Proxy Statement, and is incorporated herein by reference.

        Information required by this Item regarding executive officers is included in a separate section captioned "Executive Officers of the Registrant" contained in Part I of this annual report.

        Information required by this Item as to our Code of Ethics is contained in the section captioned "Other Matters—Code of Ethics" of the 2014 Proxy Statement, and is incorporated herein by reference.

        We have adopted a code of ethics that applies to all of our directors, officers, and employees, including our principal executive, financial and accounting officers, or persons performing similar functions. Our Code of Ethics is posted on our corporate governance website located at http://www.calwatergroup.com. In addition, amendments to the Code of Ethics and any grant of a waiver from a provision of the Code of Ethics requiring disclosure under applicable SEC and NYSE rules will be disclosed at the same location as the Code of Ethics on our corporate governance website located at http://www.calwatergroup.com.

        Information required to be disclosed by this Item as to compliance with Section 16(a) filing requirements is contained in the section captioned "Stock Ownership of Management and Certain Beneficial Owners" of the 2014 Proxy Statement, and is incorporated herein by reference.

Item 11.    Executive Compensation

        The information required by this Item is contained under the captions "Compensation Discussion and Analysis," "Report of the Organization and Compensation Committee of the Board of Directors on Executive Compensation," and "Organization and Compensation Committee Interlocks and Insider Participation" of the 2014 Proxy Statement and is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information required by this Item regarding security ownership of certain beneficial owners and management is contained in the section captioned "Stock Ownership of Management and Certain Beneficial Owners" of the 2014 Proxy Statement and is incorporated herein by reference.

        The following table represents securities authorized to be issued under our equity compensation plan:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Rights (a)	Weighted-Average Exercise Price of Outstanding Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plan (Excluding Securities Reflected in Column) (a)
Equity compensation plans approved by security holders	283,856	$19.13	942,977
Equity compensation plans not approved by security holders	-0-	-0-	-0-

Total	283,856	$19.13	942,977

Item 13.    Certain Relationships and Related Transactions and Director Independence

        The information required by this Item is contained in the sections captioned "Certain Related Persons Transactions" and "Board Structure" of the 2014 Proxy Statement and is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services

        The information required by this Item is contained in the section captioned "Report of the Audit Committee" and "Relationship with the Independent Registered Public Accounting Firm" of the 2014 Proxy Statement and is incorporated herein by reference.

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

CALIFORNIA WATER SERVICE GROUP
	By	/s/ MARTIN A. KROPELNICKI MARTIN A. KROPELNICKI, President and Chief Executive Officer
Date: February 27, 2014

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ PETER C. NELSON PETER C. NELSON	Chairman, Board of Directors	Date: February 27, 2014
/s/ EDWIN A. GUILES EDWIN A. GUILES	Member, Board of Directors	Date: February 27, 2014
/s/ BONNIE G. HILL BONNIE G. HILL	Member, Board of Directors	Date: February 27, 2014
/s/ THOMAS M. KRUMMEL THOMAS M. KRUMMEL, M.D.	Member, Board of Directors	Date: February 27, 2014
/s/ RICHARD P. MAGNUSON RICHARD P. MAGNUSON	Member, Board of Directors	Date: February 27, 2014
/s/ LINDA R. MEIER LINDA R. MEIER	Member, Board of Directors	Date: February 27, 2014
/s/ LESTER A. SNOW LESTER A. SNOW	Member, Board of Directors	Date: February 27, 2014
/s/ GEORGE A. VERA GEORGE A. VERA	Member, Board of Directors	Date: February 27, 2014

/s/ MARTIN A. KROPELNICKI MARTIN A. KROPELNICKI	President and Chief Executive Officer; Principal Executive Officer; Member, Board of Directors	Date: February 27, 2014
/s/ THOMAS F. SMEGAL III THOMAS F. SMEGAL III	Chief Financial Officer and Treasurer; Principal Financial Officer	Date: February 27, 2014
/s/ DAVID B. HEALEY DAVID B. HEALEY	Corporate Controller and Assistant Treasurer; Principal Accounting Officer	Date: February 27, 2014

EXHIBIT INDEX

        Unless filed with this Form 10-K, the documents listed are incorporated by reference to the filings referred to:

Exhibit Number
3.1	Certificate of Incorporation of California Water Service Group (Exhibit 3.1 to the Quarterly Report on Form 10-Q filed August 9, 2006)
3.2	Certificate of Amendment to Certificate of Incorporation of California Water Service Group (Exhibit 3.1 to the Current Report on Form 8-K filed June 10, 2011)
3.3	Restated Bylaws of California Water Service Group as amended on October 26, 2011 (Exhibit 3.2 to Current Report on Form 8-K filed October 26, 2011)
4.1	[reserved]
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