Form 10-Q
period 2014-03-31
CALIFORNIA WATER SERVICE GROUP
filed 2014-05-01
CIK 1035201

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common shares outstanding as of April 27, 2014 — 47,803,849

PART I FINANCIAL INFORMATION

Item 1.

FINANCIAL STATEMENTS

The condensed consolidated financial statements presented in this filing on Form 10-Q have been prepared by management and are unaudited.

CALIFORNIA WATER SERVICE GROUP

CONDENSED CONSOLIDATED BALANCE SHEETS

Unaudited

(In thousands, except per share data)

	March 31, 2014	December 31, 2013
ASSETS
Utility plant:
Utility plant	$2,236,187	$2,213,328
Less accumulated depreciation and amortization	(713,069)	(697,497)
Net utility plant	1,523,118	1,515,831
Current assets:
Cash and cash equivalents	21,744	27,506
Receivables:
Customers	26,799	31,468
Regulatory balancing accounts	28,547	30,887
Other	19,878	18,700
Unbilled revenue	14,594	17,034
Materials and supplies at weighted average cost	5,966	5,571
Taxes, prepaid expenses and other assets	12,578	8,324
Total current assets	130,106	139,490
Other assets:
Regulatory assets	254,345	251,681
Goodwill	2,615	2,615
Other assets	52,404	50,238
Total other assets	309,364	304,534
	$1,962,588	$1,959,855
CAPITALIZATION AND LIABILITIES
Capitalization:
Common stock, $.01 par value; 68,000,000 shares authorized, 47,804,000 and 47,741,000 outstanding in 2014 and 2013, respectively	$478	$477
Additional paid-in capital	328,826	328,364
Retained earnings	256,680	269,915
Total common stockholders’ equity	585,984	598,756
Long-term debt, less current maturities	425,730	426,142
Total capitalization	1,011,714	1,024,898
Current liabilities:
Current maturities of long-term debt	7,860	7,908
Short-term borrowings	64,015	46,815
Accounts payable	50,731	55,087
Regulatory balancing accounts	6,130	1,827
Accrued interest	9,828	4,245
Accrued expenses and other liabilities	53,675	50,702
Total current liabilities	192,239	166,584
Unamortized investment tax credits	2,106	2,106
Deferred income taxes, net	179,369	183,245
Pension and postretirement benefits other than pensions	145,836	145,451
Regulatory and other liabilities	81,699	86,455
Advances for construction	182,042	183,393
Contributions in aid of construction	167,583	167,723
Commitments and contingencies (Note 10)	—	—
	$1,962,588	$1,959,855

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

CALIFORNIA WATER SERVICE GROUP

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Unaudited

(In thousands, except per share data)

For the three months ended	March 31, 2014	March 31, 2013
Operating revenue	$110,515	$111,444
Operating expenses:
Operations:
Water production costs	45,402	41,697
Administrative and general	25,141	25,281
Other operations	16,376	15,645
Maintenance	5,005	4,133
Depreciation and amortization	16,053	14,629
Income tax (benefit)	(3,839)	(1,146)
Property and other taxes	5,225	5,435
Total operating expenses	109,363	105,674
Net operating income	1,152	5,770
Other income and expenses:
Non-regulated revenue	4,280	3,522
Non-regulated expenses, net	(4,119)	(2,417)
Income tax (expense) on other income and expenses	(79)	(451)
Net other income	82	654
Interest expense:
Interest expense	7,075	8,037
Less: capitalized interest	(365)	(540)
Net interest expense	6,710	7,497
Net loss	$(5,476)	$(1,073)
Loss per share
Basic	$(0.11)	$(0.03)
Diluted	(0.11)	(0.03)
Weighted average shares outstanding
Basic	47,756	42,248
Diluted	47,756	42,248
Dividends declared per share of common stock	$0.1625	$0.1600

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

CALIFORNIA WATER SERVICE GROUP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

(In thousands)

For the three months ended:	March 31, 2014	March 31, 2013
Operating activities
Net (loss)	$(5,476)	$(1,073)
Adjustments to reconcile net (loss) to net cash provided by operating activities:
Depreciation and amortization	16,564	15,110
Change in value of life insurance contracts	(158)	(510)
Changes in operating assets and liabilities:
Receivables	6,006	(1,645)
Accounts payable	178	(730)
Other current assets	(5,065)	(1,729)
Other current liabilities	7,458	10,164
Other changes in noncurrent assets and liabilities	(9,034)	(38)
Net cash provided by operating activities	10,473	19,549
Investing activities:
Utility plant expenditures	(24,620)	(32,101)
Purchase of life insurance	(1,674)	(1,539)
Changes in restricted cash and other changes, net	418	108
Net cash (used in) investing activities	(25,876)	(33,532)
Financing activities:
Short-term borrowings	22,200	3,800
Repayment of short-term borrowings	(5,000)	—
Repayment of long-term debt	(460)	(355)
Advances and contributions in aid of construction	2,194	1,916
Refunds of advances for construction	(1,535)	(1,621)
Issuance of common stock	—	110,688
Common stock issuance costs	—	(4,853)
Dividends paid	(7,758)	(6,705)
Net cash provided by financing activities	9,641	102,870
Change in cash and cash equivalents	(5,762)	88,887
Cash and cash equivalents at beginning of period	27,506	38,790
Cash and cash equivalents at end of period	$21,744	$127,677
Supplemental information
Cash paid for interest (net of amounts capitalized)	$837	$1,061
Cash paid for income taxes	—	—
Supplemental disclosure of non-cash activities:
Accrued payables for investments in utility plant	$10,690	$6,959
Utility plant contribution by developers	1,020	1,278

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

CALIFORNIA WATER SERVICE GROUP

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2014

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

Basis of Presentation

The unaudited interim financial information has been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission (SEC) and therefore do not contain all of the information and footnotes required by GAAP and the SEC for annual financial statements. The condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements for the year ended December 31, 2013, included in its annual report on Form 10-K as filed with the SEC on February 27, 2014.

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

Due to the seasonal nature of the water business, the results for interim periods are not indicative of the results for a 12-month period. Revenue and income are generally higher in the warm, dry summer months when water usage and sales are greater. Revenue and income are generally lower in the winter months when cooler temperatures and rainfall curtail water usage and sales.

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

The Company’s regulated water and waste water revenue requirements are authorized by the Commissions in the states in which it operates. The revenue requirements are intended to provide the Company an opportunity to recover its operating costs and earn a reasonable return on investments.

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

Cost-recovery rates are designed to permit full recovery of certain costs. Cost-recovery rates such as the Modified Cost Balancing Account (MCBA) provides for recovery of adopted expense levels for purchased water, purchased power and pump taxes, as established by the CPUC. In addition, cost-recovery rates include recovery of cost related to water conservation programs and certain other operation expenses adopted by the CPUC. There is no markup for return or profit for cost-recovery expenses and are generally recognized when expenses are incurred.  Variances (which include the effects of changes in both rate and volume for the MCBA) between adopted and actual costs are recorded as a component of revenue, as the amount of such variances will be recovered from or refunded to our customers at a later date.  The variance between adopted costs and actual costs for metered accounts is recorded as a component of revenue with an offsetting entry to a regulatory asset or liability balancing account (transferred individually for each Cal Water District) subject to certain criteria under the accounting for regulated operations being met.

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

The net WRAM and MCBA balances included in regulatory balancing account, assets, and liabilities were:

	March 31, 2014	December 31, 2013
Net short-term receivable	$28,547	$30,887
Net long-term receivable	16,716	15,423
Total receivable	$45,263	$46,310
Net short-term payable	$2	$1,032
Net long-term payable	927	906
Total payable	$929	$1,938

Flat rate customers are billed in advance at the beginning of the service period. The revenue is prorated so that the portion of revenue applicable to the current period is included in that period’s revenue, with the balance recorded as unearned revenue on the balance sheet and recognized as revenue when earned in the subsequent accounting period. The unearned revenue liability was $1.4 million as of March 31, 2014 and $1.5 million as of December 31, 2013. This liability is included in “accrued expenses and other liabilities” on the condensed consolidated balance sheets.

Cash and Cash Equivalents

Cash equivalents include highly liquid investments with maturities of three months or less.  Cash and cash equivalents was $21.7 million and $27.5 million as of March 31, 2014 and December 31, 2013, respectively.  Restricted cash was presented on the condensed consolidated balance sheet as “taxes, prepaid expenses and other assets” and was $0.8 million and $1.2 million as of March 31, 2014 and December 31, 2013, respectively.

Note 3. Stock-based Compensation

Equity Incentive Plan

The Company’s equity incentive plan was approved by stockholders on April 27, 2005.  The Company is authorized to issue awards up to 2,000,000 shares of common stock.

During the three months ended March 31, 2014 and 2013, the Company granted annual Restricted Stock Awards (RSAs) of 58,378 and 70,557 shares, respectively, of common stock to officers and directors of the Company and 5,376 shares of RSAs were cancelled during the three months ended March 31, 2014. Employee RSAs granted in 2014 and 2013 vest over 36 months.  Director RSAs generally vest at the end of 12 months. During the first three months of 2014 and 2013, the RSA granted were valued at $23.61 and $20.62 per share, respectively, based upon the fair market value of the Company’s common stock on the date of grant.

During the three months ended March 31, 2014 and 2013, the Company granted performance-based Restricted Stock Unit Awards (RSUs) of 37,143 shares and 50,267 shares of common stock, respectively, to officers.  Each award reflects a target number of shares that may be issued to the award recipient.  The 2014 and 2013 awards may be earned upon the completion of the three-year performance period ending on March 4, 2017 and March 3, 2016, respectively.  Whether RSUs are earned at the end of the performance period will be determined based on the achievement of certain performance objectives set by the Board of Director Compensation Committee in connection with the issuance of the RSUs.  The performance objectives are based on the Company’s business plan covering the performance period.  The performance objectives include achieving the budgeted return on equity, budgeted investment in utility plant, customer service standards, water quality standards, and/or safety standards.  Depending on the results achieved during the three-year performance period, the actual number of shares that a grant recipient receives at the end of the performance period may range from 0% to 200% of the target shares granted, provided that the grantee is continuously employed by the Company through the vesting date.  If prior to the vesting date employment is terminated by reason of death, disability or normal retirement, then a pro rata portion of this award will vest.  RSUs are not included in diluted shares for financial reporting until earned.  The 2014 and 2013 RSUs are recognized as expense ratably over the three year performance period using a fair market value of $23.61 per share and $20.62 per share, respectively, and an estimate of RSUs earned during the performance period.

The Company has recorded compensation costs for the RSAs and RSUs in Operating Expense in the amount of $0.5 million and $0.4 million for the three months ended March 31, 2014 and March 31, 2013, respectively.

Note 4. Equity

The Company’s changes in equity for the three months ended March 31, 2014 were as follows:

Total Stockholders’ Equity
Balance at December 31, 2013	$598,756
Common stock issued	—
Share-based compensation expense	462
Common stock dividends declared	(7,758)
Net loss	(5,476)
Balance at March 31, 2014	$585,984

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

Note 5. Net Loss Per Share Calculations

The computations of basic and diluted net loss per weighted average common share are noted below. Basic net loss per share is computed by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net loss per share reflects the potential dilution that could occur if securities or other contracts were exercised or converted into common stock. RSAs are included in the weighted average common shares outstanding because the shares have all the same voting and dividend rights as issued and unrestricted common stock.

A total of 212,920 shares and 333,856 shares of Stock Appreciation Rights were vested and outstanding and all were anti-dilutive as of March 31, 2014 and March 31, 2013, respectively, as shown in the table below.

	Three Months Ended March 31
	2014	2013
Net (loss) available to common stockholders	$(5,476)	$(1,073)
Weighted average common shares outstanding, basic	47,756	42,248
Dilutive common stock options (treasury method)	—	—
Weighted average common shares outstanding, dilutive	47,756	42,248
Net (loss) per share - basic	$(0.11)	$(0.03)
Net (loss) per share - diluted	$(0.11)	$(0.03)

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

Cash payments by the Company related to pension plans and other postretirement benefit plans were $7.7 million for the three months ended March 31, 2014 and were $7.5 million during the three months ended March 31, 2013. The 2014 estimated cash contribution to the pension plans is $26.8 million and to the other postretirement benefit plans is $9.6 million.

The following table lists components of net periodic benefit costs for the pension plans and other postretirement benefits. The data listed under “pension plan” includes the qualified pension plan and the non-qualified supplemental executive retirement plan. The data listed under “other benefits” is for all other postretirement benefits.

	Three Months Ended March 31
	Pension Plan		Other Benefits
	2014	2013	2014	2013
Service cost	$4,217	$4,658	$1,619	$1,695
Interest cost	4,726	4,063	1,337	1,109
Expected return on plan assets	(4,179)	(3,565)	(753)	(598)
Recognized net initial APBO (1)	N/A	N/A	N/A	2
Amortization of prior service cost	1,510	1,541	11	20
Recognized net actuarial loss	1,003	2,224	775	916
Net periodic benefit cost	$7,277	$8,921	$2,989	$3,144

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

As of March 31, 2014 and December 31, 2013, the outstanding borrowings on the Company lines of credit were $14.0 million and $16.8 million, respectively, and were $50.0 million and $30 million as of March 31, 2014 and December 31, 2013 on the Cal Water lines of credit, respectively.  For the three months ended March 31, 2014, the average borrowing rate was 1.31% compared to 2.26% for the same period last year.

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

During 2012, the Company filed an application for a change in tax accounting method with the IRS to implement the repairs and maintenance deduction.  On September 19, 2013, the U.S. Department of the Treasury and Internal Revenue Service (IRS) issued the final and re-proposed tangible property regulations for repairs and maintenance deductions with an effective date of January 1, 2014.  These tax regulations allowed the Company to deduct a significant amount of linear asset costs previously capitalized for book and tax purposes.  The Company intends to implement the final regulations on its 2013 tax return.  The Company’s total federal NOL was $14.8 million and state NOL was $42.0 million as of March 31, 2014 and December 31, 2013.  The NOL carry-forward amounts are more likely than not to be recovered and therefore require no valuation allowance.  The NOL carry-forward does not begin to expire until 2033.

The State of Hawaii Department of Taxation is presently auditing the Company’s 2011 and 2012 Hawaii state income tax returns.  The State of California Board of Equalization is presently auditing the Company’s 2010, 2011, and 2012 sales and use tax filings.  It is uncertain when the state audits will be completed.  The Company believes that the final resolution of the state audits will not have a material impact on its financial condition or results of operations.

Note 9. Regulatory Assets and Liabilities

During 2011, the CPUC issued a decision regarding the $34.2 million of litigation proceeds previously received by Cal Water during 2008 which is being used to replace infrastructure damaged by the gasoline additive Methyl tert-butyl ether (MTBE). The decision requires use of these proceeds for costs incurred as a result of MTBE contamination with any related benefits to be provided to Cal Water customers. Such usage includes transfer of the amount to contributions in aid of construction (CIAC) for remediation or replacement project costs once complete. Usage of the proceeds is reported to the CPUC through an Advice Letter or General Rate Case filing. As of December 31, 2013, $28.3 million of the proceeds was recorded as CIAC and $0.9 million was spent on MTBE legal services.  Cal Water used $0.3 million of the proceeds for legal services during the first quarter of 2014.  The remaining balance of $4.7 million is recorded as other long-term liabilities.

During 2011, Cal Water added balancing accounts for its pension plans and conservation program. Both balancing account effective dates were January 1, 2011. The pension plan’s balancing account is a two-way balancing account that tracks the differences between actual expenses and adopted rate recovery which will result in either a regulatory asset or liability. The conservation program is a one-way balancing account that tracks the differences between actual expenses and adopted rate recovery which may result in a regulatory liability if actual conservation expenses are less than adopted over the three year period ending December 31, 2013. As of March 31, 2014 and December 31, 2013, the pension balancing account was a regulatory asset of $3.0 million.  The conservation balancing account was a regulatory liability of $6.3 million as of March 31, 2014 and December 31, 2013.

Note 10. Commitment and Contingencies

Commitments

The Company has significant commitments to lease certain office spaces and water systems and to purchase water from water wholesalers. These commitments are described in Form 10-K for the year ended December 31, 2013.  As of March 31, 2014, there were no significant changes from December 31, 2013.

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

Other Legal Matters

From time to time, the Company is involved in various disputes and litigation matters that arise in the ordinary course of business. The status of each significant matter is reviewed and assessed for potential financial exposure. If the potential loss from any claim or legal proceeding is considered probable and the amount of the range of loss can be estimated, a liability is accrued for the estimated loss in accordance with the accounting standards for contingencies. Legal proceedings are subject to uncertainties, and the outcomes are difficult to predict. Because of such uncertainties, accruals are based on the best information available at the time. While the outcome of these disputes and litigation matters cannot be predicted with any certainty, management does not believe when taking into account existing reserves the ultimate resolution of these matters will materially affect the Company’s financial position, results of operations, or cash flows.  The Company recognized a liability of $1.2 million and $1.3 million for all known legal matters as of March 31, 2014 and December 31, 2013, respectively.  The cost of litigation is expensed as incurred and any settlement is first offset against such costs.  Any settlement in excess of the cost to litigate is accounted for on a case by case basis, dependant on the nature of the settlement.

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

Advances for construction fair values were estimated using broker quotes from companies that frequently purchase these investments.

	March 31, 2014
		Fair Value
	Cost	Level 1	Level 2	Level 3	Total
Long -term debt, including current maturities	$433,590	—	$526,974	—	$526,974
Advances for construction	182,042	—	74,749	—	74,749
Total	$615,632	$—	$601,723	$—	$601,723

		December 31, 2013
		Fair Value
	Cost	Level 1	Level 2	Level 3	Total
Long -term debt, including current maturities	$434,050	$—	$511,146	$—	$511,146
Advances for construction	183,393	—	73,389	—	73,389
Total	$617,443		$584,535	$—	$584,535

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

The following tables present the condensed consolidating balance sheets as of March 31, 2014 and December 31, 2013, the condensed consolidating statements of operations for the three months ended March 31, 2014 and 2013 and the condensed consolidating statements of cash flows for the three months ended March 31, 2014 and 2013 of (i) California Water Service Group, the guarantor of the first mortgage bonds and the parent company; (ii) California Water Service Company, the issuer of the first mortgage bonds and a 100% owned consolidated subsidiary of California Water Service Group; and (iii) the other 100% owned non-guarantor consolidated subsidiaries of California Water Service Group.

CALIFORNIA WATER SERVICE GROUP

CONDENSED CONSOLIDATING BALANCE SHEET

As of March 31, 2014

(In thousands)

	Parent Company	Cal Water	All Other Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS
Utility plant:
Utility plant	$1,318	$2,056,139	$185,927	$(7,197)	$2,236,187
Less accumulated depreciation and amortization	(206)	(676,000)	(38,505)	1,642	(713,069)
Net utility plant	1,112	1,380,139	147,422	(5,555)	1,523,118
Current assets:
Cash and cash equivalents	512	20,097	1,135	—	21,744
Receivables and unbilled revenue	—	82,119	8,549	(850)	89,818
Receivables from affiliates	17,501	4,245	4	(21,750)	—
Other current assets	320	17,114	1,110	—	18,544
Total current assets	18,333	123,575	10,798	(22,600)	130,106
Other assets:
Regulatory assets	—	251,556	2,789	—	254,345
Investments in affiliates	554,108	—	—	(554,108)	—
Long-term affiliate notes receivable	26,012	—	—	(26,012)	—
Other assets	952	47,191	7,081	(205)	55,019
Total other assets	581,072	298,747	9,870	(580,325)	309,364
	$600,517	$1,802,461	$168,090	$(608,480)	$1,962,588
CAPITALIZATION AND LIABILITIES
Capitalization:
Common stockholders’ equity	$585,984	$488,279	$71,304	$(559,583)	$585,984
Affiliate long-term debt	—	—	26,012	(26,012)	—
Long-term debt, less current maturities	—	424,541	1,189	—	425,730
Total capitalization	585,984	912,820	98,505	(585,595)	1,011,714
Current liabilities:
Current maturities of long-term debt	—	6,146	1,714	—	7,860
Short-term borrowings	14,015	50,000	—	—	64,015
Payables to affiliates	—	356	21,394	(21,750)	—
Accounts payable	818	47,373	3,296	(756)	50,731
Accrued expenses and other liabilities	139	67,043	2,451	—	69,633
Total current liabilities	14,972	170,918	28,855	(22,506)	192,239
Unamortized investment tax credits	—	2,106	—	—	2,106
Deferred income taxes, net	(439)	176,564	3,623	(379)	179,369
Pension and postretirement benefits other than pensions	—	145,836	—	—	145,836
Regulatory and other liabilities	—	72,829	8,870	—	81,699
Advances for construction	—	181,479	563	—	182,042
Contributions in aid of construction	—	139,909	27,674	—	167,583
	$600,517	$1,802,461	$168,090	$(608,480)	$1,962,588

CALIFORNIA WATER SERVICE GROUP

CONDENSED CONSOLIDATING BALANCE SHEET

As of December 31, 2013

(In thousands)

	Parent Company	Cal Water	All Other Subsidiaries	Consolidating Adjustments	Consolidated

ASSETS
Utility plant:
Utility plant	$1,318	$2,034,935	$184,272	$(7,197)	$2,213,328
Less accumulated depreciation and amortization	(164)	(661,780)	(37,168)	1,615	(697,497)
Net utility plant	1,154	1,373,155	147,104	(5,582)	1,515,831
Current assets:
Cash and cash equivalents	5,280	20,790	1,436	—	27,506
Receivables	(756)	90,008	8,931	(94)	98,089
Receivables from affiliates	16,747	5,755	—	(22,502)	—
Other current assets	—	13,011	884	—	13,895
Total current assets	21,271	129,564	11,251	(22,596)	139,490
Other assets:
Regulatory assets	—	248,938	2,743	—	251,681
Investments in affiliates	565,347	—	—	(565,347)	—
Long-term affiliate notes receivable	26,255	—	—	(26,255)	—
Other assets	1,120	44,827	7,111	(205)	52,853
Total other assets	592,722	293,765	9,854	(591,807)	304,534
	$615,147	$1,796,484	$168,209	$(619,985)	$1,959,855
CAPITALIZATION AND LIABILITIES
Capitalization:
Common stockholders’ equity	$598,756	$500,290	$70,548	$(570,838)	$598,756
Affiliate long-term debt	—	—	26,255	(26,255)	—
Long-term debt, less current maturities	—	424,854	1,288	—	426,142
Total capitalization	598,756	925,144	98,091	(597,093)	1,024,898
Current liabilities:
Current maturities of long-term debt	—	6,137	1,771	—	7,908
Short-term borrowings	16,815	30,000	—	—	46,815
Payables to affiliates	48	—	22,454	(22,502)	—
Accounts payable	—	51,764	3,323	—	55,087
Accrued expenses and other liabilities	107	55,346	1,321	—	56,774
Total current liabilities	16,970	143,247	28,869	(22,502)	166,584
Unamortized investment tax credits	—	2,106	—	—	2,106
Deferred income taxes, net	(579)	179,870	4,344	(390)	183,245
Pension and postretirement benefits other than pensions	—	145,451	—	—	145,451
Regulatory and other liabilities	—	77,627	8,828	—	86,455
Advances for construction	—	182,776	617	—	183,393
Contributions in aid of construction	—	140,263	27,460	—	167,723
	$615,147	$1,796,484	$168,209	$(619,985)	$1,959,855

CALIFORNIA WATER SERVICE GROUP

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the three months ended March 31, 2014

(In thousands)

	Parent Company	Cal Water	All Other Subsidiaries	Consolidating Adjustments	Consolidated
Operating revenue	$—	$103,749	$6,766	$—	$110,515
Operating expenses:
Operations:
Water production costs	—	43,368	2,034	—	45,402
Administrative and general	—	22,772	2,369	—	25,141
Other	—	14,662	1,840	(126)	16,376
Maintenance	—	4,823	182	—	5,005
Depreciation and amortization	43	14,954	1,083	(27)	16,053
Income tax (benefit)	(50)	(3,348)	(658)	217	(3,839)
Taxes other than income taxes	—	4,650	575	—	5,225
Total operating (income) expenses	(7)	101,881	7,425	64	109,363
Net operating income (loss)	7	1,868	(659)	(64)	1,152
Other Income and Expenses:
Non-regulated revenue	467	4,029	377	(593)	4,280
Non-regulated expenses, net	—	(3,639)	(480)	—	(4,119)
Income tax (expense) benefit on other income and expense	(190)	(159)	64	206	(79)
Net other income (expense)	277	231	(39)	(387)	82
Interest:
Interest expense	79	6,960	503	(467)	7,075
Less: capitalized interest	—	(341)	(24)	—	(365)
Net interest expense	79	6,619	479	(467)	6,710
Equity earnings of subsidiaries	(5,681)	—	—	5,681	—
Net (loss)	$(5,476)	$(4,520)	$(1,177)	$5,697	$(5,476)

CALIFORNIA WATER SERVICE GROUP

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

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

CALIFORNIA WATER SERVICE GROUP

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the three months ended March 31, 2014

(In thousands)

	Parent Company	Cal Water	All Other Subsidiaries	Consolidating Adjustments	Consolidated
Operating activities:
Net (loss)	$(5,476)	$(4,520)	$(1,177)	$5,697	$(5,476)
Adjustments to reconcile net (loss) to net cash provided by (used in) operating activities:
Equity earnings of subsidiaries	5,681	—	—	(5,681)	—
Dividends received from affiliates	7,758	—	—	(7,758)	—
Depreciation and amortization	43	15,424	1,124	(27)	16,564
Change in value of life insurance contracts	—	(158)	—	—	(158)
Other changes in noncurrent assets and liabilities	772	(9,176)	(641)	11	(9,034)
Changes in operating assets and liabilities:	(229)	7,582	1,224		8,577
Net cash provided by operating activities	8,549	9,152	530	(7,758)	10,473
Investing activities:
Utility plant expenditures	—	(22,896)	(1,724)	—	(24,620)
Changes in affiliate advances	(2,989)	1,510	(181)	1,660	—
Proceeds from affiliates long-term debt	230	—	—	(230)	—
Purchase of life insurance	—	(1,674)	—	—	(1,674)
Changes in restricted cash and other changes, net	—	418	—	—	418
Net cash (used in) investing activities	(2,759)	(22,642)	(1,905)	1,430	(25,876)
Financing Activities:
Short-term borrowings	2,200	20,000	—	—	22,200
Repayment of short-term borrowings	(5,000)	—	—	—	(5,000)
Changes in affiliate advances	—	356	1,304	(1,660)	—
Repayment of affiliates long-term borrowings	—	—	(230)	230	—
Repayment of long-term debt	—	(304)	(156)	—	(460)
Advances and contributions in aid for construction	—	1,735	459	—	2,194
Refunds of advances for construction	—	(1,521)	(14)	—	(1,535)
Dividends paid to non-affiliates	(7,758)	—	—	—	(7,758)
Dividends paid to affiliates	—	(7,469)	(289)	7,758	—
Net cash (used in) provided by financing activities	(10,558)	12,797	1,074	6,328	9,641
Change in cash and cash equivalents	(4,768)	(693)	(301)	—	(5,762)
Cash and cash equivalents at beginning of period	5,280	20,790	1,436	—	27,506
Cash and cash equivalents at end of period	$512	$20,097	$1,135	$—	$21,744

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

•                      the impact of weather and climate on water sales and operating results;

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

CRITICAL ACCOUNTING POLICIES

We maintain our accounting records in accordance with accounting principles generally accepted in the United States of America (GAAP) and as directed by the Commissions to which our operations are subject. The process of preparing financial statements in accordance with GAAP requires the use of estimates on the part of management. The estimates used by management are based on historic experience and an understanding of current facts and circumstances. Management believes that the following accounting policies are critical because they involve a higher degree of complexity and judgment, and can have a material impact on our results of operations, financial condition, and cash flows of the business. These policies and their key characteristics are discussed in detail in the 2013 Form 10-K. They include:

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

•                       goodwill accounting and evaluation for impairment; and

•                       contingencies.

For the three-month period ended March 31, 2014, there were no changes in the methodology for computing critical accounting estimates, no additional accounting estimates met the standards for critical accounting policies, and there were no material changes to the important assumptions underlying the critical accounting estimates.

RESULTS OF FIRST QUARTER 2014 OPERATIONS COMPARED TO

FIRST QUARTER 2013 OPERATIONS

Amounts in thousands except share data

Overview

The net loss for the three month period ended March 31, 2014, was $5.5 million, or a $0.11 net loss per diluted common share compared to a net loss of $1.1 million or $0.03 net loss per diluted common share for the three month period ended March 31, 2013. The net loss increased $4.4 million during the first quarter of 2014 compared to the first quarter of 2013 mostly due to operating cost increases and a change in the estimated unbilled revenue. The change to the unbilled revenue estimates decreased pre-tax income $2.6 million which was driven by lower customer consumption at the end of the quarter and is not included in the WRAM.  The operating cost increases were driven by wage increases which were effective January 1, 2014, health care cost increases, mains and well maintenance cost increases, and depreciation expense increases for plant placed in service during 2013.  Net other income, net of income taxes, decreased $0.6 million, mostly due to a lower unrealized gain on our benefit plan insurance investments during the first quarter of 2014 compared to the first quarter of 2013.

Operating Revenue

Operating revenue decreased $0.9 million or 1% to $110.5 million in the first quarter of 2014.  The factors that impacted the operating revenue for the first quarter of 2014 compared to 2013 are as follows:

Net effect of WRAM	$(4,655)
Pension balancing account	(1,650)
Conservation balancing account	(941)
Net change due to usage and other	3,387
Rate increases	1,870
Deferral of net WRAM and MCBA revenue	1,060
Net operating revenue decrease	$(929)

The net effect of WRAM in the above table was the revenue changes recognized by the WRAM and MCBA. The WRAM is impacted by changes in consumption patterns from our historical trends as well as an increase in conservation efforts. The MCBA, which records the differences in production costs from the adopted costs, is recorded as an adjustment to revenue as it represents pass through costs which are billed to customers. The MCBA is impacted by changes in total production quantities, the production mix of the source of water, the price paid for purchased water and power, and the amount of pump taxes paid. The net change during the three months ended March 31, 2014 compared to the three months ended March 31, 2013 resulted in a decrease to revenue of $4.7 million due to an increase in consumption in 2014 which decreased the WRAM and MCBA adjustment because actual consumption was closer to the adopted values in 2014 compared to the prior year.

The pension balancing account in the above table refers to the difference between actual expenses and adopted rate recovery.  The decrease of $1.7 million is due to lower actual pension expenses as compared to adopted rate recovery in 2014.

The net change in usage and other in the above table was the difference between actual metered customer consumption during the three months ended March 31, 2014 and the three months ended March 31, 2013.  The $3.4 million usage and other revenue increase was due to an increase in customer consumption during the first quarter of 2014 compared to the prior year.  This was partially offset by a decrease in accrued unbilled operating revenue which is not a component of the WRAM.  The quarterly changes in the accrued unbilled operating revenue usually vary year over year.  These changes are usually most variable in the first and third quarters due to weather conditions and have not had a significant impact on annual revenue in past years.

The deferral of net WRAM and MCBA revenue in the table above occurs whenever a district net receivable balance is estimated to be collected more than 24 months after the respective reporting period in which it was recognized.  The deferrals are reversed when district net receivable balances are estimated to be collected within 24-months.  The $1.0 million net revenue increase during the first quarter of 2014 as compared to the first quarter of 2013 was mostly due to a smaller deferral of net WRAM and MCBA revenues during the first quarter of 2014 as compared to the first quarter of 2013. The deferral in 2014 has decreased because of an increase in actual consumption relative to adopted consumption, which has caused a decrease in the net receivables that are expected to be collected more than 24 months after the respective reporting period in which it was recognized.

The components of the rate increases are as follows:

Purchased water offset increases	$1,780
General rate case (GRC) increases	90
Total increase in rates	$1,870

Total Operating Expenses

Total operating expenses were $109.4 million for the first quarter of 2014, versus $105.7 million for the same period in 2013, a 3% increase.

Water production expense consists of purchased water, purchased power, and pump taxes. It represents the largest component of total operating expenses, accounting for approximately 42% of total operating expenses in the first quarter of 2014. Water production expenses increased 9% compared to the same period last year mostly due to purchased water price increases and an increase in customer usage.

Sources of water as a percent of total water production are listed in the following table:

	Three Months Ended March 31
	2014	2013
Well production	46%	43%
Purchased	50%	52%
Surface	4%	5%
Total	100%	100%

The components of water production costs are shown in the table below:

	Three Months Ended March 31
	2014	2013	Change
Purchased water	$37,280	$34,847	$2,433
Purchased power	5,572	4,850	722
Pump taxes	2,550	2,000	550
Total	$45,402	$41,697	$3,705

Purchased water costs increased due to price increases from water wholesalers.  Total water production, measured in acre feet, increased by 6% during the first quarter of 2014 as compared to the first quarter of 2013.

Administrative and general expense and other operations expense increased 2% to $41.5 million during the first quarter of 2014 as compared to the first quarter of 2013 mostly due to increases in employee wages and health care costs which was partially offset by a decrease in conservation plan program expenses due to the success of prior years’ conservation efforts. Wage increases became effective January 1, 2014.  At March 31, 2014, there were 1,111 employees and at March 31, 2013, there were 1,131 employees.

Maintenance expense increased by 21% to $5.0 million in the first quarter of 2014 compared to $4.1 million in the first quarter of 2013, due to an increase in groundwater treatment facilities, transmission and distribution mains, pumping equipment, and well repair costs.

Depreciation and amortization expense increased $1.4 million, or 10%, mostly due to 2013 capital additions.

Federal and state income tax benefits for operating expenses increased $2.7 million in the first quarter of 2014 because of an increase in operating expenses which resulted in a larger pre-tax operating loss during the first quarter of 2014 compared to the first quarter of 2013.  Federal and state income taxes charged to other income and expenses decrease $0.4 million in the first quarter of 2014 mostly due to a decrease in unrealized gains on our benefit plan insurance investments.  We expect the effective tax rate to be between 38% and 42% for fiscal year 2014.

Other Income and Expenses

Net other income decreased $0.6 million in the first quarter of 2014 mostly due to a decrease in unrealized gains on our benefit plan insurance investments. The unrealized gain on our benefit plan insurance investments decreased $0.4 million during the first quarter of 2014 compared to the same period last year.

Interest Expense

Net interest expense, net of interest capitalized, decreased $0.8 million, or 11%, to $6.7 million for the first quarter of 2014 compared to the same period last year. The decrease was mostly due to $40.0 million of first mortgage bonds maturing during the fourth quarter of 2013 and a decrease in short term borrowings which was partially offset by a decrease in capitalized interest charged to construction projects.

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

In pursuit of the CPUC’s water conservation goals, the CPUC decoupled Cal Water’s revenue requirement from customer consumption levels in 2008 by authorizing Water Revenue Adjustment Mechanisms (WRAMs) and Modified Cost Balancing Accounts (MCBAs) for each ratemaking area. The WRAMs/MCBAs ensure that Cal Water recovers all of the quantity revenues authorized by the CPUC, and no more, regardless of customer consumption. This removes the Company’s historical disincentive against the promotion of lower water usage among customers. Through an annual advice letter filing, Cal Water recovers any uncollected quantity revenue amounts authorized, or refunds over-collected quantity revenues, via surcharges and surcredits. The advice letters are filed between February and April of each year and address the net WRAM/MCBA balances collected for the previous calendar year. Most WRAM/MCBA balances have been revenue under- collections that are amortized through surcharges for a period of 12 or 18 months. The WRAM and MCBA amounts are cumulative, so if they are not amortized in a given calendar year, the balance will be carried forward and included with the following year balance.

2014 Regulatory Activity

California GRC filing

On July 5, 2012, Cal Water filed a GRC application seeking rate increases in all regulated operating districts in California beginning January 1, 2014. The GRC application requested an increase of $92.7 million or 19.4% in rates for 2014, $17.2 million or 3.0% in rates for 2015 and $16.9 million or 2.9% in rates for 2016. In addition to the CPUC’s Office of Ratepayer Advocates (ORA), (formerly the Division of Ratepayer Advocates), several other entities representing various districts intervened in the case to become active parties. In early 2013, six parties submitted testimony in response to Cal Water’s application, and Cal Water submitted rebuttal testimony. Settlement negotiations began in May 2013, and on October 30, 2013, Cal Water entered into a settlement agreement with all parties who were active in the case.

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

On December 19, 2013, the assigned Administrative Law Judge granted Cal Water’s request to continue applying existing rates on and after January 1, 2014 as interim rates and is allowing Cal Water to track the difference between interim rates and the new rates eventually adopted by the Commission in a memorandum account. When new rates are implemented, the memorandum account balance is expected to be amortized through customer surcharges. As of May 1, 2014, the California Public Utilities Commission has yet to render a decision. Since Cal Water is authorized interim rates, it will be able to collect the additional revenue effective January 1, 2014.

Federal Income Tax Bonus Depreciation

In 2011, Cal Water filed for and received approval to track the benefits from federal income tax accelerated depreciation in a memorandum account due to the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010. Additional federal income tax deductions for assets placed in service after September 8, 2010, and before December 31, 2011, were $0.1 million for 2010 and $12.2 million for 2011. The memorandum account may result in a surcredit because of the impact to Cal Water’s revenue requirement for changes to working cash estimates, reductions to federal income tax qualified U.S. production activities deductions (QPAD), and changes to contributions-in-aid-of-construction. As of March 31, 2014 and December 31, 2013, the estimated surcredit range is between $1.5 million and $2.0 million. The CPUC will determine the disposition of amounts recorded in the memorandum account in Cal Water’s next GRC proceeding.

Service Line Insurance Billing

In 2008, Cal Water filed an application requesting a CPUC finding that past and future non-regulated transactions with HomeServe USA, a provider of service line insurance, were in compliance with Commission rules. The CPUC subsequently established a memorandum account to record Cal Water’s revenues and expenses related to the billing and other services provided to HomeServe USA. In a decision on February 28, 2013, the CPUC approved a proposed settlement agreement between Cal Water and the ORA resolving all issues in the proceeding, and authorized Cal Water to continue providing billing services to HomeServe USA. Consistent with the settlement, in April 2013, Cal Water began amortizing a portion of the memorandum account balance, as required by the settlement, through surcredits to residential ratepayers over a 12-month period. New rates adopted in the pending GRC proceeding will include a forecast of the costs and revenues associated with this billing service. After the new rates go into effect, Cal Water will amortize the remaining balance and close the memorandum account.

WRAM/MCBA filings

In March 2014, Cal Water filed three advice letters to true up the revenue under-collections in the WRAMs/MCBAs of its regulated districts. A total under- collection of $34.9 million is being collected from customers in the form of 12, 18 or 20+ month surcharges (depending on the size of a balance in relation to the annual revenues of the district).

Expense Offset filings

Expense offsets are dollar-for-dollar increases in revenue to match increased expenses, and therefore do not affect net operating income. Cal Water did not file any expense offsets in the first quarter of 2014.

Ratebase Offset filings

For construction projects that are authorized in GRCs as advice letter projects, companies are allowed to file rate base offsets to increase revenues after the plant is placed into service. Cal Water did not file any Ratebase offsets in the first quarter of 2014.

Regulatory Activity—Other States

2011 Pukalani (Hawaii) GRC Filing

In August 2011, Hawaii Water filed a general rate case for Pukalani. On January 15, 2014, Hawaii Water received a Decision and Order for the general rate case for the Pukalani wastewater system approving $0.59 million in additional annual revenues. Hawaii Water reached a comprehensive and conceptual settlement with the Consumer Advocate. This decision approved an increase of $0.28 million in 2014, another increase of $0.15 million in 2015, and another increase of $0.15 million in 2016. Each increase is separated by one year. The new rates for 2014 were implemented in February.

2012 Waikoloa (Hawaii) GRC Filings

In August 2012, Hawaii Water filed general rate cases for the Waikoloa Village Water, Waikoloa Village Wastewater and Waikoloa Resort Utilities requesting $6.3 million in additional annual revenues. The cases are being processed at this time on separate schedules.  Hawaii Water and the Consumer Advocate reached settlements on the rate filings for Waikoloa Village Water, Wastewater, and Resort Utilities which would increase annual revenues by $2.7 million if adopted by the Hawaii Public Utilities Commission. Hawaii Water cannot determine the timing or final amount of rate relief these filings will generate.

LIQUIDITY

Cash flow from Operations

Cash flow from operations for the first quarter of 2014 was $10.5 million compared to $19.5 million for the same period of 2013. Cash generated by operations varies during the year due to customer billings, timing of contributions to our benefit plans, and timing of estimated tax payments.

During the first quarter of 2014 we made contributions of $7.7 million to our pension and retiree health care plans compared to contributions of $7.5 million made during the first quarter of 2013.  The 2014 estimated cash contribution to the pension plans is $26.8 million and to the other postretirement benefit plans is $9.6 million.

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

Investing Activities

During the first quarter of 2014 and 2013, we used $24.6 million and $32.1 million, respectively, of cash for both company-funded and developer-funded capital expenditures. For 2014, our capital budget is approximately $110 to $130 million.  Annual expenditures fluctuate each year due to the availability of construction resources and our ability to obtain construction permits in a timely manner.

Financing Activities

On March 26, 2013, we sold 5,750,000 shares of its common stock in an underwritten public offering for cash proceeds of approximately $105.6 million, net of underwriting discounts and commissions and offering expenses. The net proceeds from the sale of common stock were added to our general funds to be used for general corporate purposes.  In April 2013, we used a portion of the net proceeds from the offering to repay outstanding borrowings on the Company and Cal Water lines of credit of $68.3 million and $25.0 million, respectively.

During the first quarter of 2014, we borrowed $22.2 million on our unsecured revolving credit facilities.

The undercollected net WRAM and MCBA receivable balances were $45.3 million as of March 31, 2014 and $46.3 million as of December 31, 2013, respectively. The CPUC shortened the amortization periods for undercollected net WRAM and MCBA balances such that most balances will be collected within 18-months.  This change is expected to improve cash flows during 2014. The undercollected balances were primarily financed by Cal Water using short-term and long-term financing arrangements to meet operational cash requirements. Interest on the undercollected balances, the interest recoverable from ratepayers, is limited to the current 90-day commercial paper rates which is significantly lower than Cal Water’s short and long-term financing rates.

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

During the first quarter of 2014, we utilized cash generated operations and borrowings on the unsecured revolving credit facilities. We have not issued Company common stock or first mortgage bonds in 2014. In future periods, management anticipates funding our capital needs through a relatively balanced approach between long term debt and equity.

As of March 31, 2014, there were short-term borrowings of $64.0 million outstanding on the unsecured revolving credit facilities compared to $46.8 million as of December 31, 2013.  The March 31, 2014 short-term borrowings were paid in-full during the month of April 2014.

Given our ability to access our lines of credit on a daily basis, cash balances are managed to levels required for daily cash needs and excess cash is invested in short-term or cash equivalent instruments. Minimal operating levels of cash are maintained for Washington Water, New Mexico Water, and Hawaii Water.

Both short-term credit agreements contain affirmative and negative covenants and events of default customary for credit facilities of this type including, among other things, limitations and prohibitions relating to additional indebtedness, liens, mergers, and asset sales. Also, these unsecured credit agreements contain financial covenants governing the Company and its subsidiaries’ consolidated total capitalization ratio not to exceed 66.7% and an interest coverage ratio of three or more. As of March 31, 2014, we are in compliance with all of the covenant requirements and are eligible to use the full amount of our credit facilities.

Bond principal and other long-term debt payments were $0.5 million during the first quarter of 2014 compared to $0.4 million during the first quarter of 2013.

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

Dividends, Book Value and Shareholders

The first quarter of 2014 common stock dividend of $0.1625 per share was paid on February 22, 2014, compared to a quarterly dividend in the first quarter of 2013 of $0.16. This was our 276th consecutive quarterly dividend. Annualized, the 2014 dividend rate is $0.65 per common share, compared to $0.64 in 2013. For the full year 2013, the payout ratio was 63% of net income. On a long-term basis, our goal is to achieve a dividend payout ratio of 60% of net income accomplished through future earnings growth.

At its April 30, 2014 meeting, the Board declared the second quarter dividend of $0.1625 per share payable on May 23, 2014, to stockholders of record on May 12, 2014. This was our 277th consecutive quarterly dividend.

2014 Financing Plan

We intend to fund our capital needs in future periods through a relatively balanced approach between long-term debt and equity. The Company and Cal Water have a three-year syndicated unsecured revolving line of credit of $100 million and $300 million, respectively for short-term borrowings. As of March 31, 2014, the Company’s availability on these unsecured revolving lines of credit was $336 million.

Book Value and Stockholders of Record

Book value per common share was $12.26 at March 31, 2014 compared to $12.54 at December 31, 2013.

There were approximately 2,252 stockholders of record for our common stock as of April 24, 2014.

Utility Plant Expenditures

During the first quarter of 2014, capital expenditures totaled $24.6 million for company-funded and developer-funded projects. The planned 2014 company-funded capital expenditure budget is approximately $110 to $130 million. The actual amount may vary from the budget number due to timing of actual payments related to current year and prior year projects. We do not control third-party-funded capital expenditures and therefore are unable to estimate the amount of such projects for 2014.

At March 31, 2014, construction work in progress was $115.2 million compared to $147.5 million at March 31, 2013. Work in progress includes projects that are under construction but not yet complete and placed in service.

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

California’s normal weather pattern yields little precipitation between mid-spring and mid-fall. The Washington Water service areas receive precipitation in all seasons, with the heaviest amounts during the winter. New Mexico Water’s rainfall is heaviest in the summer monsoon season. Hawaii Water receives precipitation throughout the year, with the largest amounts in the winter months. Water usage in all service areas is highest during the warm and dry summers and declines in the cool winter months. Rain and snow during the winter months replenish underground water aquifers and fill reservoirs, providing the water supply for subsequent delivery to customers. As of April 17, 2014, the State of California snowpack water content and rainfall accumulation during the 2013 — 2014 water year is 61% of normal (per the California Department of Water Resources, Northern Sierra Precipitation Accumulation report). Precipitation in California during the three months ended March 31, 2014 was below normal. Management believes that supply pumped from underground aquifers and purchased from wholesale suppliers will be adequate to meet customer demand during 2014 and beyond. Long-term water supply plans are developed for each of our districts to help assure an adequate water supply under various operating and supply conditions. Some districts have unique challenges in meeting water quality standards, but management believes that supplies will meet current standards using current treatment processes.

CONTRACTUAL OBLIGATIONS

During the three-months ended March 31, 2014, there were no material changes in contractual obligations outside the normal course of business.

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

Our management, with the participation of our CEO and our CFO, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2014. Based on that evaluation, we concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

(b) Changes to Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

On May 14, 2013, the Committee of Sponsoring Organizations of the Treadway Commission (COSO) issued an updated version of its Internal Control-Integrated Framework (2013 Framework). Originally issued in 1992 (1992 Framework), the framework helps organizations design, implement and evaluate the effectiveness of internal control concepts and simplify their use and application. The 1992 Framework remains available during the transition period, which extends to December 15, 2014, after which time COSO will consider it as superseded by the 2013 Framework. As of March 31, 2014, the Registrants continue to utilize the 1992 Framework during the transition to the 2013 Framework by the end of 2014.

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

Item 1A.

RISK FACTORS

There have been no material changes to the Company’s risk factors set forth in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year-ended December 31, 2013, filed with the SEC on February 27, 2014.

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

CALIFORNIA WATER SERVICE GROUP
Registrant

May 1, 2014	By:	/s/ Thomas F. Smegal III
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