Form 10-Q
period 2014-06-30
CALIFORNIA WATER SERVICE GROUP
filed 2014-07-31
CIK 1035201

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common shares outstanding as of July 25, 2014 — 47,803,849

PART I FINANCIAL INFORMATION

Item 1.

FINANCIAL STATEMENTS

The condensed consolidated financial statements presented in this filing on Form 10-Q have been prepared by management and are unaudited.

CALIFORNIA WATER SERVICE GROUP

CONDENSED CONSOLIDATED BALANCE SHEETS

Unaudited

(In thousands, except shares and per share data)

	June 30, 2014	December 31, 2013
ASSETS
Utility plant:
Utility plant	$2,269,779	$2,213,328
Less accumulated depreciation and amortization	(730,266)	(697,497)
Net utility plant	1,539,513	1,515,831
Current assets:
Cash and cash equivalents	29,706	27,506
Receivables:
Customers	34,278	31,468
Regulatory balancing accounts	26,978	30,887
Other	13,825	18,700
Unbilled revenue	28,055	17,034
Materials and supplies at weighted average cost	5,952	5,571
Taxes, prepaid expenses and other assets	12,014	8,324
Total current assets	150,808	139,490
Other assets:
Regulatory assets	264,245	251,681
Goodwill	2,615	2,615
Other assets	53,003	50,238
Total other assets	319,863	304,534
	$2,010,184	$1,959,855
CAPITALIZATION AND LIABILITIES
Capitalization:
Common stock, $.01 par value; 68,000,000 shares authorized, 47,804,000 and 47,741,000 outstanding in 2014 and 2013, respectively	$478	$477
Additional paid-in capital	329,332	328,364
Retained earnings	266,082	269,915
Total common stockholders’ equity	595,892	598,756
Long-term debt, less current maturities	423,334	426,142
Total capitalization	1,019,226	1,024,898
Current liabilities:
Current maturities of long-term debt	6,550	7,908
Short-term borrowings	81,215	46,815
Accounts payable	70,906	55,087
Regulatory balancing accounts	6,603	1,827
Accrued interest	4,240	4,245
Accrued expenses and other liabilities	52,560	50,702
Total current liabilities	222,074	166,584
Unamortized investment tax credits	2,106	2,106
Deferred income taxes, net	180,956	183,245
Pension and postretirement benefits other than pensions	145,426	145,451
Regulatory and other liabilities	90,134	86,455
Advances for construction	181,443	183,393
Contributions in aid of construction	168,819	167,723
Commitments and contingencies (Note 10)	—	—
	$2,010,184	$1,959,855

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

CALIFORNIA WATER SERVICE GROUP

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

Unaudited

(In thousands, except per share data)

For the three months ended	June 30, 2014	June 30, 2013
Operating revenue	$158,416	$154,555
Operating expenses:
Operations:
Water production costs	61,915	59,645
Administrative and general	23,796	23,155
Other operations	16,004	17,030
Maintenance	4,988	4,188
Depreciation and amortization	16,087	14,491
Income taxes	7,190	9,548
Property and other taxes	5,144	5,715
Total operating expenses	135,124	133,772
Net operating income	23,292	20,783
Other income and expenses:
Non-regulated revenue	3,474	3,215
Non-regulated expenses, net	(2,253)	(3,240)
Income tax (expense) benefit on other income and expenses	(481)	16
Net other income (loss)	740	(9)
Interest expense:
Interest expense	7,077	7,803
Less: capitalized interest	(215)	(539)
Net interest expense	6,862	7,264
Net Income	$17,170	$13,510
Earnings per share
Basic	$0.36	$0.28
Diluted	0.36	0.28
Weighted average shares outstanding
Basic	47,804	47,729
Diluted	47,837	47,760
Dividends declared per share of common stock	$0.1625	$0.16000

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

CALIFORNIA WATER SERVICE GROUP

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

Unaudited

(In thousands, except per share data)

For the six months ended	June 30, 2014	June 30, 2013
Operating revenue	$268,931	$265,999
Operating expenses:
Operations:
Water production costs	107,317	101,342
Administrative and general	48,937	48,436
Other operations	32,380	32,675
Maintenance	9,993	8,321
Depreciation and amortization	32,140	29,120
Income taxes	3,351	8,402
Property and other taxes	10,369	11,150
Total operating expenses	244,487	239,446
Net operating income	24,444	26,553
Other income and expenses:
Non-regulated revenue	7,754	6,737
Non-regulated expenses, net	(6,372)	(5,657)
Income tax (expense) on other income and expenses	(560)	(435)
Net other income	822	645
Interest expense:
Interest expense	14,152	15,840
Less: capitalized interest	(580)	(1,079)
Net interest expense	13,572	14,761
Net Income	$11,694	$12,437
Earnings per share
Basic	$0.24	$0.28
Diluted	0.24	0.28
Weighted average shares outstanding
Basic	47,780	45,004
Diluted	47,818	45,034
Dividends declared per share of common stock	$0.3250	$0.32000

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

CALIFORNIA WATER SERVICE GROUP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

(In thousands)

For the six months ended:	June 30, 2014	June 30, 2013
Operating activities
Net income	$11,694	$12,437
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	33,162	30,088
Changes in value of life insurance contracts	(721)	(504)
Changes in operating assets and liabilities:
Receivables	(17,161)	(19,686)
Accounts payable	12,802	8,787
Other current assets	(4,384)	(3,889)
Other current liabilities	(16,336)	8,193
Other changes in noncurrent assets and liabilities	24,128	1,350
Net cash provided by operating activities	43,184	36,776
Investing activities:
Utility plant expenditures	(57,047)	(66,190)
Purchase of life insurance contracts	(1,707)	(1,608)
Changes in restricted cash	313	1,079
Net cash used in investing activities	(58,441)	(66,719)
Financing activities:
Short-term borrowings	39,400	32,615
Repayment of short-term borrowings	(5,000)	(93,275)
Proceeds from long-term debt	—	48
Repayment of long-term debt	(4,163)	(2,553)
Advances and contributions in aid of construction	5,950	5,006
Refunds of advances for construction	(3,203)	(3,512)
Issuance of common stock	—	110,688
Common stock issuance costs	—	(4,853)
Dividends paid	(15,527)	(14,343)
Net cash provided by financing activities	17,457	29,821
Change in cash and cash equivalents	2,200	(122)
Cash and cash equivalents at beginning of period	27,506	38,790
Cash and cash equivalents at end of period	$29,706	$38,668
Supplemental information
Cash paid for interest (net of amounts capitalized)	$13,032	$14,383
Cash paid for income taxes	—	—
Income tax refunds	(6,000)	—
Supplemental disclosure of non-cash activities:
Accrued payables for investments in utility plant	$12,244	$9,492
Utility plant contribution by developers	4,319	6,809

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

CALIFORNIA WATER SERVICE GROUP

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2014

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

Cost-recovery rates are designed to permit full recovery of certain costs. Cost-recovery rates such as the Modified Cost Balancing Account (MCBA) provides for recovery of adopted expense levels for purchased water, purchased power and pump taxes, as established by the CPUC. In addition, cost-recovery rates include recovery of cost related to water conservation programs and certain other operation expenses adopted by the CPUC. There is no markup for return or profit for cost-recovery expenses and are generally recognized when expenses are incurred.  Variances (which include the effects of changes in both rate and volume for the MCBA) between adopted and actual costs are recorded as a component of revenue, as the amount of such variances will be recovered from or refunded to Cal Water customers at a later date.  The variance between adopted costs and actual costs for metered accounts is recorded as a component of revenue with an offsetting entry to a regulatory asset or liability balancing account (transferred individually for each Cal Water District) subject to certain criteria under the accounting for regulated operations being met.

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

The net WRAM and MCBA balances included in regulatory balancing account, assets, and liabilities were:

	June 30, 2014	December 31, 2013
Net short-term receivable	$26,978	$30,887
Net long-term receivable	26,053	15,423
Total receivable	$53,031	$46,310
Net short-term payable	$5	$1,032
Net long-term payable	439	906
Total payable	$444	$1,938

Flat rate customers are billed in advance at the beginning of the service period. The revenue is prorated so that the portion of revenue applicable to the current period is included in that period’s revenue, with the balance recorded as unearned revenue on the balance sheets and recognized as revenue when earned in the subsequent accounting period. The unearned revenue liability was $1.4 million as of June 30, 2014 and $1.5 million as of December 31, 2013. This liability is included in “accrued expenses and other liabilities” on the condensed consolidated balance sheets.

Cash and Cash Equivalents

Cash equivalents include highly liquid investments with maturities of three months or less.  Cash and cash equivalents was $29.7 million and $27.5 million as of June 30, 2014 and December 31, 2013, respectively.  Restricted cash was presented on the condensed consolidated balance sheets as “taxes, prepaid expenses and other assets” and was $0.9 million and $1.2 million as of June 30, 2014 and December 31, 2013, respectively.

Accounting Standards Update

On May 28, 2014 the Financial Accounting Standards Board issued an accounting standards update (ASU) 2014-09, Revenue from Contracts with Customers.  This update creates a single, principles based framework for revenue recognition and is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled when goods or services are transferred to customers.  ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016. Early adoption is not permitted.  The Company is currently evaluating the impact of adopting the new revenue standard on its consolidated financial statements.

Note 3. Stock-based Compensation

Equity Incentive Plan

The Company’s equity incentive plan was originally approved by stockholders on April 27, 2005 and again on May 20, 2014.  Under the equity incentive plan, the Company is authorized to issue up to 2,000,000 shares of common stock awards as defined in the Plan to employees and directors.

The Restricted Stock Awards (RSAs) granted in 2014 and 2013 to employees vest over 36 months.  Director RSAs generally vest at the end of 12 months.  During the first six months of 2014, the RSAs granted were valued at $23.61 per share, based upon the fair market value of the Company’s common stock on the date of grant.

The table below reflects RSAs granted under the Equity Incentive Plan for the six months ended June 30, 2014:

RSA shares balance as of December 31, 2013	439,314

Additions for new grants	58,378
Reductions for cancelled grants	(5,376)

RSA shares balance as of June 30, 2014	492,316

During the six months ended June 30, 2014 and 2013, the Company also granted performance-based Restricted Stock Unit Awards (RSUs) of 37,143 shares and 50,267 shares of common stock, respectively, to officers.  Each award reflects a target number of shares that may be issued to the award recipient.  The 2014 and 2013 awards may be earned upon the completion of the three-year performance period ending on March 4, 2017 and March 3, 2016, respectively.  Whether RSUs are earned at the end of the performance period will be determined based on the achievement of certain performance objectives set by the Board of Director Compensation Committee in connection with the issuance of the RSUs.  The performance objectives are based on the Company’s business plan covering the performance period.  The performance objectives include achieving the budgeted return on equity, budgeted investment in utility plant, customer service standards, water quality standards, and/or safety standards.  Depending on the results achieved during the three-year performance period, the actual number of shares that a grant recipient receives at the end of the performance period may range from 0% to 200% of the target shares granted, provided that the grantee is continuously employed by the Company through the vesting date.  If, prior to the vesting date, employment is terminated by reason of death, disability or normal retirement, then a pro rata portion of this award will vest.  RSUs are not included in diluted shares for financial reporting until earned.  The 2014 and 2013 RSUs are recognized as expense ratably over the three year performance period using a fair market value of $23.61 per share and $20.62 per share, respectively, and an estimate of RSUs earned during the performance period.

The Company has recorded compensation costs for the RSAs and RSUs in operating expense in the amount of $1.0 million and $0.8 million for the six months ended June 30, 2014 and June 30, 2013, respectively.

Note 4. Equity

The Company’s changes in equity for the six months ended June 30, 2014 were as follows:

Total Stockholders’ Equity
Balance at December 31, 2013	$598,756
Common stock issued	1
Share-based compensation expense	968
Common stock dividends paid	(15,527)
Net income	11,694
Balance at June 30, 2014	$595,892

Note 5. Net Income Per Share Calculations

The computations of basic and diluted net income per weighted average common shares are noted below. Basic net income per share is computed by dividing the net income available to common stockholders by the weighted average number of common shares outstanding during the period. RSAs are included in the weighted average common shares outstanding because the shares have all the same voting and dividend rights as issued and unrestricted common stock. Diluted net income per share reflects the potential dilution that could occur if securities or other contracts were exercised or converted into common stock.

A total of 212,920 shares and 333,856 shares of Stock Appreciation Rights were vested and outstanding and all were dilutive as of June 30, 2014 and June 30, 2013, respectively, as shown in the table below.

	Three Months Ended June 30
	2014	2013
Net Income available to common stockholders	$17,170	$13,510
Weighted average common shares outstanding, basic (in thousands)	47,804	47,729
Dilutive stock appreciation rights (treasury method) (in thousands)	33	31
Weighted average common shares outstanding, dilutive (in thousands)	47,837	47,760
Net Income per share - basic	$0.36	$0.28
Net Income per share - diluted	$0.36	$0.28

	Six Months Ended June 30
	2014	2013
Net Income available to common stockholders	$11,694	$12,437
Weighted average common shares outstanding, basic (in thousands)	47,780	45,004
Dilutive stock appreciation rights (treasury method) (in thousands)	38	30
Weighted average common shares outstanding, dilutive (in thousands)	47,818	45,034
Net Income per share - basic	$0.24	$0.28
Net Income per share - diluted	$0.24	$0.28

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

Cash payments by the Company related to pension plans and other postretirement benefit plans were $16.4 million for the six months ended June 30, 2014 and were $17.8 million during the six months ended June 30, 2013. The 2014 estimated cash contribution to the pension plans is $26.8 million and to the other postretirement benefit plans is $9.6 million.

The following table lists components of net periodic benefit costs for the pension plans and other postretirement benefits. The data listed under “pension plan” includes the qualified pension plan and the non-qualified supplemental executive retirement plan. The data listed under “other benefits” is for all other postretirement benefits.

	Three Months Ended June 30
	Pension Plan		Other Benefits
	2014	2013	2014	2013
Service cost	$4,217	$4,658	$1,620	$1,695
Interest cost	4,726	4,063	1,337	1,109
Expected return on plan assets	(4,179)	(3,565)	(754)	(598)
Recognized net initial APBO (1)	N/A	N/A	—	2
Amortization of prior service cost	1,510	1,541	11	20
Recognized net actuarial loss	1,003	2,224	775	916
Net periodic benefit cost	$7,277	$8,921	$2,989	$3,144

	Six Months Ended June 30
	Pension Plan		Other Benefits
	2014	2013	2014	2013
Service cost	$8,434	$9,316	$3,239	$3,390
Interest cost	9,453	8,126	2,674	2,218
Expected return on plan assets	(8,358)	(7,130)	(1,507)	(1,196)
Recognized net initial APBO (1)	N/A	N/A	—	4
Amortization of prior service cost	3,020	3,082	22	40
Recognized net actuarial loss	2,006	4,448	1,550	1,832
Net periodic benefit cost	$14,555	$17,842	$5,978	$6,288

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

As of June 30, 2014 and December 31, 2013, the outstanding borrowings on the Company lines of credit were $16.2 million and $16.8 million, respectively, and were $65.0 million and $30.0 million as of June 30, 2014 and December 31, 2013 on the Cal Water lines of credit, respectively.  For the six months ended June 30, 2014, the average borrowing rate was 1.20% compared to 2.30% for the same period last year.

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

The Company anticipates that future rate actions by the regulatory commissions will reflect revenue requirements for the tax effects of temporary differences recognized, which have previously been passed through to customers. The regulatory commissions have granted the Company rate increases to reflect the normalization of the tax benefits of the federal accelerated methods and available Investment Tax Credits (ITCs) for all assets placed in service after 1980. ITCs are deferred and amortized over the lives of the related properties for book purposes.

During 2012, the Company filed an application for a change in tax accounting method with the IRS to implement tangible property regulations specifically in regards to repairs and maintenance deductions.  On September 13, 2013, the U.S. Department of the Treasury and Internal Revenue Service (IRS) issued the final and re-proposed tangible property regulations for repairs and maintenance deductions with an effective date of January 1, 2014.  These tax regulations allowed the Company to deduct a significant amount of linear asset costs previously capitalized for book and tax purposes.  The Company intends to file a tax accounting method change with its 2013 tax return for the repair and maintenance of linear assets within the guidance of the tangible property regulations.  During the second quarter of 2014 the Company recorded additional repairs deductions of $52.3 million for federal and $64.0 million for state.  The Company’s total federal net operating loss (NOL) was $67.1 million and state net operating loss NOL was $106.0 million as of December 31, 2013.  The NOL carry-forward amounts are more likely than not to be recovered and therefore require no valuation allowance.  The NOL carry-forward does not begin to expire until 2033.

As of June 30, 2014 the Company had unrecognized tax benefits of approximately $7.2 million.  Included in the balance of  unrecognized tax benefits is approximately $1.6 million of tax benefits that, if  recognized, would result in an adjustment to the Company’s effective tax rate. The Company does not expect its unrecognized tax benefits to change significantly within the next twelve months.

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

Note 9. Regulatory Assets and Liabilities

During 2011, the CPUC issued a decision regarding the $34.2 million of litigation proceeds previously received by Cal Water during 2008 which is being used to replace infrastructure damaged by the gasoline additive Methyl tert-butyl ether (MTBE). The decision requires use of these proceeds for costs incurred as a result of MTBE contamination with any related benefits to be provided to Cal Water customers. Such usage includes transfer of the amount to contributions in aid of construction (CIAC) for remediation or replacement project costs once complete. Usage of the proceeds is reported to the CPUC through an Advice Letter or General Rate Case filing. As of December 31, 2013, $28.3 million of the proceeds was recorded as CIAC and $0.9 million was spent on MTBE legal services.  The remaining balance of $5.0 million is recorded as other long-term liabilities.

During 2011, Cal Water added balancing accounts for its pension plans and conservation program. Both balancing account effective dates were January 1, 2011. The pension plan’s balancing account is a two-way balancing account that tracks the differences between actual expenses and adopted rate recovery which will result in either a regulatory asset or liability. The conservation program is a one-way balancing account that tracks the differences between actual expenses and adopted rate recovery which may result in a regulatory liability if actual conservation expenses are less than adopted over the three year period ending December 31, 2013. As of June 30, 2014 and December 31, 2013, the pension balancing account was a regulatory asset of $1.0 million and $3.0 million, respectively.  The conservation balancing account was a regulatory liability of $6.8 million as of June 30, 2014 and $6.3 million as of December 31, 2013.

Note 10. Commitments and Contingencies

Commitments

The Company has significant commitments to lease certain office spaces and water systems and to purchase water from water wholesalers. These commitments are described in Form 10-K for the year ended December 31, 2013.  As of June 30, 2014, there were no significant changes from December 31, 2013.

Contingencies

Groundwater Contamination

The Company has undertaken litigation against third parties to recover past and future costs related to ground water contamination in the Company’s service areas. The cost of litigation is expensed as incurred and any settlement is first offset against such costs. The Commission’s general policy requires all proceeds from contamination litigation to be used first to pay transactional expenses, then to make ratepayers whole for water treatment costs to comply with the Commission’s water quality standards. The Commission allows for a risk-based consideration of contamination proceeds which exceed the costs of the remediation described above and may result in some sharing of proceeds with the shareholder, determined on a case by case basis. The Commission has authorized various memorandum accounts that allow the Company to track significant litigation costs to request recovery of these costs in future filings and uses of proceeds to comply with Commission’s general policy.

Other Legal Matters

From time to time, the Company is involved in various disputes and litigation matters that arise in the ordinary course of business. The status of each significant matter is reviewed and assessed for potential financial exposure. If the potential loss from any claim or legal proceeding is considered probable and the amount of the range of loss can be estimated, a liability is accrued for the estimated loss in accordance with the accounting standards for contingencies. Legal proceedings are subject to uncertainties, and the outcomes are difficult to predict. Because of such uncertainties, accruals are based on the best information available at the time. While the outcome of these disputes and litigation matters cannot be predicted with any certainty, management does not believe when taking into account existing reserves the ultimate resolution of these matters will materially affect the Company’s financial position, results of operations, or cash flows.  The Company recognized a liability of $2.5 million and $1.3 million for all known legal matters as of June 30, 2014 and December 31, 2013, respectively.  The cost of litigation is expensed as incurred and any settlement is first offset against such costs.  Any settlement in excess of the cost to litigate is accounted for on a case by case basis, dependant on the nature of the settlement.

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

Advances for construction fair values were estimated using broker quotes from companies that frequently purchase these investments.

	June 30, 2014
		Fair Value
	Cost	Level 1	Level 2	Level 3	Total
Long -term debt, including current maturities	$429,884	—	$526,155	—	$526,155
Advances for construction	181,443	—	74,365	—	74,365
Total	$611,327	$—	$600,520	$—	$600,520

	December 31, 2013
		Fair Value
	Cost	Level 1	Level 2	Level 3	Total
Long -term debt, including current maturities	$434,050	$—	$511,146	$—	$511,146
Advances for construction	183,393	—	73,389	—	73,389
Total	$617,443		$584,535	$—	$584,535

Note 12. Subsequent Event

On July 21, 2014, the California Public Utilities Commission (CPUC) issued a proposed decision authorizing rate increases in all regulated operating districts in California effective January 1, 2014.  The proposed decision authorizes an increase of $45.3 million or 9.2% in rates for 2014, $10.1 million or 1.9% in rates for 2015 and $10.0 million or 1.8% in rates for 2016 which includes completion of the Company’s authorized capital projects.   The authorized increase in rates for 2015 and 2016 is subject to the CPUC’s escalation procedures.  The proposed decision authorizes Cal Water to invest $448.9 million in districts throughout California over the three-year period from January 1, 2013 through December 31, 2015 in order to provide a safe and reliable water supply to its customers.  Included in the $448.9 million in water system infrastructure improvements is $125.8 million that would be recovered through the CPUC’s advice letter procedure upon completion of qualified projects.

Note 13. Condensed Consolidating Financial Statements

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

The following tables present the condensed consolidating balance sheets as of June 30, 2014 and December 31, 2013, the condensed consolidating statements of income for the three months ended June 30, 2014 and 2013, the condensed consolidating statements of income for the six months ended June 30, 2014 and 2013 and the condensed consolidating statements of cash flows for the six months ended June, 2014 and 2013 of (i) California Water Service Group, the guarantor of the first mortgage bonds and the parent company; (ii) California Water Service Company, the issuer of the first mortgage bonds and a 100% owned consolidated subsidiary of California Water Service Group; and (iii) the other 100% owned non-guarantor consolidated subsidiaries of California Water Service Group.

CALIFORNIA WATER SERVICE GROUP

CONDENSED CONSOLIDATING BALANCE SHEET

As of June 30, 2014

(In thousands)

	Parent Company	Cal Water	All Other Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS
Utility plant:
Utility plant	$1,318	$2,087,926	$187,732	$(7,197)	$2,269,779
Less accumulated depreciation and amortization	(263)	(691,815)	(39,857)	1,669	(730,266)
Net utility plant	1,055	1,396,111	147,875	(5,528)	1,539,513
Current assets:
Cash and cash equivalents	731	27,646	1,329	—	29,706
Receivables and unbilled revenue	—	95,053	8,933	(850)	103,136
Receivables from affiliates	19,848	4,663	0	(24,511)	—
Other current assets	213	16,614	1,139	—	17,966
Total current assets	20,792	143,976	11,401	(25,361)	150,808
Other assets:
Regulatory assets	—	261,408	2,837	—	264,245
Investments in affiliates	564,224	—	—	(564,224)	—
Long-term affiliate notes receivable	25,766	—	—	(25,766)	—
Other assets	830	47,866	7,127	(205)	55,618
Total other assets	590,820	309,274	9,964	(590,195)	319,863
	$612,667	$1,849,361	$169,240	$(621,084)	$2,010,184
CAPITALIZATION AND LIABILITIES
Capitalization:
Common stockholders’ equity	$595,892	$497,991	$71,630	$(569,621)	$595,892
Affiliate long-term debt	—	—	25,766	(25,766)	—
Long-term debt, less current maturities	—	422,229	1,105	—	423,334
Total capitalization	595,892	920,220	98,501	(595,387)	1,019,226
Current liabilities:
Current maturities of long-term debt	—	6,155	395	—	6,550
Short-term borrowings	16,215	65,000	—	—	81,215
Payables to affiliates	—	1,087	23,424	(24,511)	—
Accounts payable	—	67,773	3,133		70,906
Accrued expenses and other liabilities	871	60,343	3,007	(818)	63,403
Total current liabilities	17,086	200,358	29,959	(25,329)	222,074
Unamortized investment tax credits	—	2,106	—	—	2,106
Deferred income taxes, net	(311)	177,790	3,845	(368)	180,956
Pension and postretirement benefits other than pensions	—	145,426	—	—	145,426
Regulatory and other liabilities	—	81,221	8,913	—	90,134
Advances for construction	—	180,879	564	—	181,443
Contributions in aid of construction	—	141,361	27,458	—	168,819
	$612,667	$1,849,361	$169,240	$(621,084)	$2,010,184

CALIFORNIA WATER SERVICE GROUP

CONDENSED CONSOLIDATING BALANCE SHEET

As of December 31, 2013

(In thousands)

	Parent Company	Cal Water	All Other Subsidiaries	Consolidating Adjustments	Consolidated

ASSETS
Utility plant:
Utility plant	$1,318	$2,034,935	$184,272	$(7,197)	$2,213,328
Less accumulated depreciation and amortization	(164)	(661,780)	(37,168)	1,615	(697,497)
Net utility plant	1,154	1,373,155	147,104	(5,582)	1,515,831
Current assets:
Cash and cash equivalents	5,280	20,790	1,436	—	27,506
Receivables and unbilled revenue	(756)	90,008	8,931	(94)	98,089
Receivables from affiliates	16,747	5,755	—	(22,502)	—
Other current assets	—	13,011	884	—	13,895
Total current assets	21,271	129,564	11,251	(22,596)	139,490
Other assets:
Regulatory assets	—	248,938	2,743	—	251,681
Investments in affiliates	565,347	—	—	(565,347)	—
Long-term affiliate notes receivable	26,255	—	—	(26,255)	—
Other assets	1,120	44,827	7,111	(205)	52,853
Total other assets	592,722	293,765	9,854	(591,807)	304,534
	$615,147	$1,796,484	$168,209	$(619,985)	$1,959,855
CAPITALIZATION AND LIABILITIES
Capitalization:
Common stockholders’ equity	$598,756	$500,290	$70,548	$(570,838)	$598,756
Affiliate long-term debt	—	—	26,255	(26,255)	—
Long-term debt, less current maturities	—	424,854	1,288	—	426,142
Total capitalization	598,756	925,144	98,091	(597,093)	1,024,898
Current liabilities:
Current maturities of long-term debt	—	6,137	1,771	—	7,908
Short-term borrowings	16,815	30,000	—	—	46,815
Payables to affiliates	48	—	22,454	(22,502)	—
Accounts payable	—	51,764	3,323	—	55,087
Accrued expenses and other liabilities	107	55,346	1,321	—	56,774
Total current liabilities	16,970	143,247	28,869	(22,502)	166,584
Unamortized investment tax credits	—	2,106	—	—	2,106
Deferred income taxes, net	(579)	179,870	4,344	(390)	183,245
Pension and postretirement benefits other than pensions	—	145,451	—	—	145,451
Regulatory and other liabilities	—	77,627	8,828	—	86,455
Advances for construction	—	182,776	617	—	183,393
Contributions in aid of construction	—	140,263	27,460	—	167,723
	$615,147	$1,796,484	$168,209	$(619,985)	$1,959,855

CALIFORNIA WATER SERVICE GROUP

CONDENSED CONSOLIDATING STATEMENT OF INCOME

For the three months ended June 30, 2014

(In thousands)

	Parent Company	Cal Water	All Other Subsidiaries	Consolidating Adjustments	Consolidated
Operating revenue	$—	$150,340	$8,076	$—	$158,416
Operating expenses:
Operations:
Water production costs	—	59,514	2,401	—	61,915
Administrative and general	33	21,090	2,673	—	23,796
Other	—	14,363	1,767	(126)	16,004
Maintenance	—	4,833	155	—	4,988
Depreciation and amortization	57	14,961	1,095	(26)	16,087
Income tax (benefit) expense	(55)	7,429	(421)	237	7,190
Taxes other than income taxes	—	4,493	651	—	5,144
Total operating expenses	35	126,683	8,321	85	135,124
Net operating (loss) income	(35)	23,657	(245)	(85)	23,292
Other Income and Expenses:
Non-regulated revenue	450	3,208	370	(554)	3,474
Non-regulated expenses, net	—	(2,109)	(144)	—	(2,253)
Income tax (expense) on other income and expense	(184)	(447)	(76)	226	(481)
Net other income	266	652	150	(328)	740
Interest:
Interest expense	46	6,984	476	(429)	7,077
Less: capitalized interest	—	(197)	(18)	—	(215)
Net interest expense	46	6,787	458	(429)	6,862
Equity earnings of subsidiaries	16,985	—	—	(16,985)	—
Net income (loss)	$17,170	$17,522	$(553)	$(16,969)	$17,170

CALIFORNIA WATER SERVICE GROUP

CONDENSED CONSOLIDATING STATEMENT OF INCOME

For the three months ended June 30, 2013

(In thousands)

	Parent Company	Cal Water	All Other Subsidiaries	Consolidating Adjustments	Consolidated
Operating revenue	$—	$146,730	$7,825	$—	$154,555
Operating expenses:
Operations:
Water production costs	—	57,102	2,543	—	59,645
Administrative and general	—	20,460	2,695	—	23,155
Other	—	15,418	1,737	(125)	17,030
Maintenance	—	4,029	159	—	4,188
Depreciation and amortization	28	13,697	794	(28)	14,491
Income tax (benefit) expense	(93)	9,813	(542)	370	9,548
Taxes other than income taxes	—	5,015	700	—	5,715
Total operating (income) expenses	(65)	125,534	8,086	217	133,772
Net operating income (loss)	65	21,196	(261)	(217)	20,783
Other Income and Expenses:
Non-regulated revenue	597	3,005	408	(795)	3,215
Non-regulated expenses, net	—	(2,873)	(367)	—	(3,240)
Income tax (expense) on other income and expense	(244)	(54)	(45)	359	16
Net other income (expense)	353	78	(4)	(436)	(9)
Interest:
Interest expense	199	7,631	642	(669)	7,803
Less: capitalized interest	—	(405)	(134)	—	(539)
Net interest expense	199	7,226	508	(669)	7,264
Equity earnings of subsidiaries	13,291	—	—	(13,291)	—
Net income (loss)	$13,510	$14,048	$(773)	$(13,275)	$13,510

CALIFORNIA WATER SERVICE GROUP

CONDENSED CONSOLIDATING STATEMENT OF INCOME

For the six months ended June 30, 2014

(In thousands)

	Parent Company	Cal Water	All Other Subsidiaries	Consolidating Adjustments	Consolidated
Operating revenue	$—	$254,089	$14,842	$—	$268,931
Operating expenses:
Operations:
Water production costs	—	102,882	4,435	—	107,317
Administrative and general	33	43,862	5,042	—	48,937
Other	—	29,025	3,607	(252)	32,380
Maintenance	—	9,656	337	—	9,993
Depreciation and amortization	100	29,915	2,178	(53)	32,140
Income tax (benefit) expense	(105)	4,081	(1,079)	454	3,351
Taxes other than income taxes	—	9,143	1,226	—	10,369
Total operating expenses	28	228,564	15,746	149	244,487
Net operating (loss) income	(28)	25,525	(904)	(149)	24,444
Other Income and Expenses:
Non-regulated revenue	917	7,237	747	(1,147)	7,754
Non-regulated expenses, net	—	(5,748)	(624)	—	(6,372)
Income tax (expense) on other income and expense	(374)	(606)	(12)	432	(560)
Net other income	543	883	111	(715)	822
Interest:
Interest expense	125	13,944	979	(896)	14,152
Less: capitalized interest	—	(538)	(42)	—	(580)
Net interest expense	125	13,406	937	(896)	13,572
Equity earnings of subsidiaries	11,304	—	—	(11,304)	—
Net income (loss)	$11,694	$13,002	$(1,730)	$(11,272)	$11,694

CALIFORNIA WATER SERVICE GROUP

CONDENSED CONSOLIDATING STATEMENT OF INCOME

For the six months ended June 30, 2013

(In thousands)

	Parent Company	Cal Water	All Other Subsidiaries	Consolidating Adjustments	Consolidated
Operating revenue	$—	$251,161	$14,838	$—	$265,999
Operating expenses:
Operations:
Water production costs	—	96,543	4,799	—	101,342
Administrative and general	—	43,069	5,367	—	48,436
Other	—	29,607	3,320	(252)	32,675
Maintenance	—	7,994	327	—	8,321
Depreciation and amortization	28	27,454	1,694	(56)	29,120
Income tax (benefit) expense	(229)	9,086	(1,171)	716	8,402
Taxes other than income taxes	—	9,869	1,281	—	11,150
Total operating (income) expenses	(201)	223,622	15,617	408	239,446
Net operating income (loss)	201	27,539	(779)	(408)	26,553
Other Income and Expenses:
Non-regulated revenue	1,167	6,187	940	(1,557)	6,737
Non-regulated expenses, net	—	(4,793)	(864)	—	(5,657)
Income tax (expense) on other income and expense	(476)	(568)	(84)	693	(435)
Net other income (expenses)	691	826	(8)	(864)	645
Interest:
Interest expense	533	15,358	1,254	(1,305)	15,840
Less: capitalized interest	—	(784)	(295)	—	(1,079)
Net interest expense	533	14,574	959	(1,305)	14,761
Equity earnings of subsidiaries	12,078	—	—	(12,078)	—
Net income (loss)	$12,437	$13,791	$(1,746)	$(12,045)	$12,437

CALIFORNIA WATER SERVICE GROUP

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the six months ended June 30, 2014

(In thousands)

	Parent Company	Cal Water	All Other Subsidiaries	Consolidating Adjustments	Consolidated
Operating activities:
Net income (loss)	$11,694	$13,002	$(1,730)	$(11,272)	$11,694
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity earnings of subsidiaries	(11,304)	—	—	11,304	—
Dividends received from affiliates	15,527	—	—	(15,527)	—
Depreciation and amortization	100	30,852	2,263	(53)	33,162
Changes in value of life insurance contracts	—	(721)	—	—	(721)
Other changes in noncurrent assets and liabilities	1,570	23,088	(551)	21	24,128
Changes in operating assets and liabilities:	(249)	(26,137)	1,307	—	(25,079)
Net cash provided by operating activities	17,338	40,084	1,289	(15,527)	43,184
Investing activities:
Utility plant expenditures	—	(53,437)	(3,610)	—	(57,047)
Changes in affiliate advances	(6,175)	1,092		5,083	—
Proceeds from affiliates long-term debt	462	—	—	(462)	—
Purchase of life insurance contracts	—	(1,707)	—	—	(1,707)
Changes in restricted cash	—	313	—	—	313
Net cash (used in) investing activities	(5,713)	(53,739)	(3,610)	4,621	(58,441)
Financing Activities:
Short-term borrowings	4,400	35,000	—	—	39,400
Repayment of short-term borrowings	(5,000)	—	—	—	(5,000)
Changes in affiliate advances	(47)	1,087	4,043	(5,083)	—
Repayment of affiliates long-term borrowings	—	—	(462)	462	—
Repayment of long-term debt	—	(2,607)	(1,556)	—	(4,163)
Advances and contributions in aid for construction	—	5,427	523	—	5,950
Refunds of advances for construction	—	(3,158)	(45)	—	(3,203)
Dividends paid to non-affiliates	(15,527)	—	—	—	(15,527)
Dividends paid to affiliates	—	(15,238)	(289)	15,527	—
Net cash (used in) provided by financing activities	(16,174)	20,511	2,214	10,906	17,457
Change in cash and cash equivalents	(4,549)	6,856	(107)	—	2,200
Cash and cash equivalents at beginning of period	5,280	20,790	1,436	—	27,506
Cash and cash equivalents at end of period	$731	$27,646	$1,329	$—	$29,706

CALIFORNIA WATER SERVICE GROUP

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the six months ended June 30, 2013

(In thousands)

	Parent Company	Cal Water	All Other Subsidiaries	Consolidating Adjustments	Consolidated
Operating activities:
Net income (loss)	$12,437	$13,791	$(1,746)	$(12,045)	$12,437
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity earnings of subsidiaries	(12,078)	—	—	12,078	—
Dividends received from affiliates	14,343	—	—	(14,343)	—
Depreciation and amortization	—	28,350	1,794	(56)	30,088
Change in value of life insurance contracts	—	(504)	—	—	(504)
Other changes in noncurrent assets and liabilities	108	883	336	23	1,350
Changes in operating assets and liabilities	(514)	(7,765)	1,684	—	(6,595)
Net cash provided by operating activities	14,296	34,755	2,068	(14,343)	36,776
Investing activities:
Utility plant expenditures	—	(57,764)	(8,426)	—	(66,190)
Investment in affiliates	(35,000)	—	—	35,000	—
Net changes in affiliate advances	(7,294)	(324)	742	6,876	—
Repayment of affiliates long-term debt	605	7,796	—	(8,401)	—
Purchase of life insurance	—	(1,608)	—	—	(1,608)
Changes in restricted cash and other changes, net	—	1,079	—	—	1,079
Net cash (used in) investing activities	(41,689)	(50,821)	(7,684)	33,475	(66,719)
Financing Activities:
Short-term borrowings	12,615	20,000	—	—	32,615
Repayment of short-term borrowings	(68,275)	(25,000)	—	—	(93,275)
Proceeds from long-term debt	—	—	48	—	48
Repayment of long-term debt	—	(2,230)	(323)	—	(2,553)
Net changes in affiliate advances	758	(892)	7,010	(6,876)	—
Repayment of affiliates long-term debt	(7,796)	—	(605)	8,401	—
Advances and contributions in aid for construction	—	4,989	17	—	5,006
Refunds of advances for construction	—	(3,467)	(45)	—	(3,512)
Dividends paid to non-affiliates	(14,343)	—	—	—	(14,343)
Dividends paid to affiliates	—	(12,889)	(1,454)	14,343	—
Issuance of common stock, net	105,835	—	—	—	105,835
Investment from affiliates	—	35,000	—	(35,000)	—
Net cash provided by financing activities	28,794	15,511	4,648	(19,132)	29,821
Change in cash and cash equivalents	1,401	(555)	(968)	—	(122)
Cash and cash equivalents at beginning of period	1,470	34,609	2,711	—	38,790
Cash and cash equivalents at end of period	$2,871	$34,054	$1,743	$—	$38,668

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

•                       our general economic conditions, including changes in customer growth patterns and the Company’s ability to collect billed revenue from customers;

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

•                       goodwill accounting and evaluation for impairment; and

•                       contingencies.

For the six-month period ended June 30, 2014, there were no changes in the methodology for computing critical accounting estimates, no additional accounting estimates met the standards for critical accounting policies, and there were no material changes to the important assumptions underlying the critical accounting estimates.

RESULTS OF SECOND QUARTER 2014 OPERATIONS COMPARED TO

SECOND QUARTER 2013 OPERATIONS

Amounts in thousands except share data

Overview

Net income for the three month period ended June 30, 2014 was $17.2 million or $0.36 per diluted common share compared to net income of $13.5 million or $0.28 per diluted common share for the three month period ended June 30, 2013.  Net income increased $3.7 million during the second quarter of 2014 compared to the second quarter of 2013.  The increase was due to a $2.5 million one time tax benefit, an increase in estimated unbilled revenue, and a decrease in net interest expense which was partially offset by operating expense increases. The increase in the unbilled revenue estimate resulted in an increase in pre-tax income of $4.3 million for the three month period ended June 30, 2014 and was driven by higher customer consumption at the end of the quarter. Unbilled revenue does not affect the WRAM calculation or balance.  The operating cost increases were driven by depreciation expense increases for plant placed in service during 2013, mains and well maintenance cost increases, an increase in uninsured losses, and wage increases which were effective January 1, 2014.  Net other income, net of income taxes, increased $0.7 million, mostly due to a higher unrealized gain on our benefit plan insurance investments during the second quarter of 2014 compared to the second quarter of 2013.

Operating Revenue

Operating revenue increased $3.9 million or 2.5% to $158.4 million in the second quarter of 2014.  The factors that impacted the operating revenue for the second quarter of 2014 as compared to 2013 are as follows:

Net effect of WRAM	$8,601
Pension balancing account	(1,724)
Conservation balancing account	739
Net change due to usage and other	(3,845)
Rate increases	1,085
Deferral of net WRAM and MCBA revenue	(995)
Net operating revenue increase	$3,861

The net effect of WRAM in the above table was the revenue changes recognized by the WRAM and MCBA. The WRAM is impacted by changes in consumption patterns from our historical trends as well as an increase in conservation efforts. The MCBA, which records the differences in production costs from the adopted costs, is recorded as an adjustment to revenue as it represents pass through costs which are billed to customers. The MCBA is impacted by changes in total production quantities, the production mix of the source of water, the price paid for purchased water and power, and the amount of pump taxes paid. The net change during the three months ended June 30, 2014 compared to the three months ended June 30, 2013 resulted in an increase to revenue of $8.6 million due to a decrease in consumption in 2014 which increased the WRAM and MCBA adjustment because actual consumption was farther from the adopted values in 2014 compared to 2013.

The pension balancing account in the above table refers to the difference between actual expenses and adopted rate recovery.  The decrease of $1.7 million is due to lower actual pension expenses as compared to adopted rate recovery in 2014.

The net change in usage and other in the above table was the difference between actual metered customer consumption during the three months ended June 30, 2014 and the three months ended June 30, 2013.  The $3.8 million usage and other revenue decrease was due to a decrease in customer consumption during the second quarter of 2014 compared to 2013. This was partially offset by a $4.3 million increase in accrued unbilled operating revenue which is not a component of the WRAM.  The quarterly changes in the accrued unbilled operating revenue usually vary year over year.  These changes are usually most variable in the first and third quarters due to weather conditions and have not had a significant impact on annual revenue in past years.

The deferral of net WRAM and MCBA revenue in the table above occurs whenever a district net receivable balance is estimated to be collected more than 24 months after the respective reporting period in which it was recognized.  The deferrals are reversed when district net receivable balances are estimated to be collected within 24-months.  The $1.0 million net revenue decrease during the second quarter of 2014 as compared to the second quarter of 2013 was mostly due to a larger deferral of net WRAM and MCBA revenues during the second quarter of 2014 as compared to the second quarter of 2013. The deferral in 2014 has increased because of a decrease in actual consumption relative to adopted consumption, which has caused an increase in the net receivables that are expected to be collected more than 24 months after the respective reporting period in which it was recognized.

The components of the rate increases are as follows:

Purchased water offset increases	$1,009
General rate case (GRC) increases	76
Total increase in rates	$1,085

Total Operating Expenses

Total operating expenses were $135.1 million for the second quarter of 2014, versus $133.8 million for the same period in 2013, a 1% increase.

Water production expense consists of purchased water, purchased power, and pump taxes. It represents the largest component of total operating expenses, accounting for approximately 46% of total operating expenses in the second quarter of 2014. Water production expenses increased 4% compared to the same period last year mostly due to purchased water price increases and an increase in customer usage.

Sources of water as a percent of total water production are listed in the following table:

	Three Months Ended June 30
	2014	2013
Well production	51%	47%
Purchased	46%	48%
Surface	3%	5%
Total	100%	100%

The components of water production costs are shown in the table below:

	Three Months Ended June 30
	2014	2013	Change
Purchased water	$49,150	$47,883	$1,267
Purchased power	9,133	8,778	355
Pump taxes	3,632	2,984	648
Total	$61,915	$59,645	$2,270

Purchased water costs increased due to price increases from water wholesalers.  Total water production, measured in acre feet, decreased by 2% during the second quarter of 2014 as compared to the second quarter of 2013.

Administrative and general expense and other operations expense decreased 1% to $39.8 million during the second quarter of 2014 as compared to the second quarter of 2013 mostly due to a decrease in conservation plan program expenses due to the success of prior years’ conservation efforts, a decrease in pension benefit expenses which was partially offset by an increase in uninsured losses, and employee wage increases. Wage increases became effective January 1, 2014.  At June 30, 2014, there were 1,128 employees and at June 30, 2013, there were 1,127 employees.

Maintenance expense increased by 19% to $5.0 million in the second quarter of 2014 compared to $4.2 million in the second quarter of 2013, due to an increase in groundwater treatment facilities, transmission and distribution mains, pumping equipment, and well repair costs.

Depreciation and amortization expense increased $1.6 million, or 11%, mostly due to 2013 capital additions.

Federal and state income tax expense for operating expenses decreased $2.4 million in the second quarter of 2014 as compared to the second quarter of 2013 because of a $2.5 million one time tax benefit during the second quarter of 2014.  Federal and state income taxes charged to other income and expenses increased $0.5 million in the second quarter of 2014 mostly due to an increase in unrealized gains on our benefit plan insurance investments.  We expect the effective tax rate to be between 37% and 41% for fiscal year 2014.

Property and other taxes decreased $0.6 million during the second quarter of 2014 as compared to the second quarter of 2013 due to a reduction in our assessed property values effective July 1, 2013.

Other Income and Expenses

Net other income increased $0.7 million in the second quarter of 2014 mostly due to an increase in unrealized gains on our benefit plan insurance investments. The unrealized gain on our benefit plan insurance investments increased $0.6 million during the second quarter of 2014 compared to the same period last year.

Interest Expense

Net interest expense, net of interest capitalized, decreased $0.4 million, or 6%, to $6.9 million for the second quarter of 2014 compared to the same period last year. The decrease was mostly due to $40.0 million of first mortgage bonds maturing during the fourth quarter of 2013 which was partially offset by an increase in short term borrowings and a decrease in capitalized interest charged to construction projects.

RESULTS OF THE SIX MONTHS ENDED JUNE 30, 2014 OPERATIONS COMPARED TO

THE SIX MONTHS ENDED JUNE 30, 2013 OPERATIONS

Amounts in thousands except share data

Overview

Net income for the six month period ended June 30, 2014 was $11.7 million or $0.24 per diluted common share compared to a net income of $12.4 million or $0.28 per diluted common share for the six month period ended June 30, 2013. Net income decreased $0.7 million during the first six months of 2014 compared to the first six months of 2013 due to operating cost increases which was partially offset by a $2.5 million one time tax benefit, an increase in the estimated unbilled revenue, and decrease in net interest expense. The increase in the estimated unbilled revenue resulted in an increase in pre-tax income of $1.7 million for the six month period ended June 30, 2014 and was driven by higher customer consumption at the end of the quarter.  Unbilled revenue does not affect the WRAM calculation or balance.  The operating cost increases were driven by depreciation expense increases for plant placed in service during 2013, mains and well maintenance cost increases, an increase in uninsured losses, and wage and health care cost increases.  Net other income, net of income taxes, increased $0.2 million, mostly due to a higher unrealized gain on our benefit plan insurance investments during the first six months of 2014 compared to the first six months of 2013.

Operating Revenue

Operating revenue increased $2.9 million or 1% to $268.9 million during the first six months of 2014.  The factors that impacted the operating revenue during the first six months of 2014 as compared to the first six months of 2013 are as follows:

Net effect of WRAM	$3,946
Pension balancing account	(3,374)
Conservation balancing account	(203)
Net change due to usage and other	(458)
Rate increases	2,955
Deferral of net WRAM and MCBA revenue	66
Net operating revenue increase	$2,932

The net effect of WRAM in the above table was the revenue changes recognized by the WRAM and MCBA. The WRAM is impacted by changes in consumption patterns from our historical trends as well as an increase in conservation efforts. The MCBA, which records the differences in production costs from the adopted costs, is recorded as an adjustment to revenue as it represents pass through costs which are billed to customers. The MCBA is impacted by changes in total production quantities, the production mix of the source of water, the price paid for purchased water and power, and the amount of pump taxes paid. The net change during the six months ended June 30, 2014 compared to the six months ended June 30, 2013 resulted in an increase to revenue of $3.9 million due to an increase in water production costs due to wholesaler water rate increases.

The pension balancing account in the above table refers to the difference between actual expenses and adopted rate recovery.  The decrease of $3.4 million is due to lower actual pension expenses as compared to adopted rate recovery in 2014.

The net change in usage and other in the above table was the difference between actual metered customer consumption during the six months ended June 30, 2014 and the six months ended June 30, 2013.  The $0.5 million usage and other revenue decrease was due to a decrease in flat rate customer revenue during the six months ended 2014 compared to the six months ended June 2013 as the Company has continued to work to convert flat rate customer to metered customers.  This was partially offset by an increase in accrued unbilled operating revenue which is not a component of the WRAM.  The changes in the accrued unbilled operating revenue usually vary year over year.  These changes are usually most variable in the first and third quarters due to weather conditions and have not had a significant impact on annual revenue in past years.

The deferral of net WRAM and MCBA revenue in the table above occurs whenever a district net receivable balance is estimated to be collected more than 24 months after the respective reporting period in which it was recognized.  The deferrals are reversed when district net receivable balances are estimated to be collected within 24-months.  The $0.1 million net revenue increase during the six months ended 2014 as compared to the six months ended 2013 was mostly due to similar actual consumption relative to adopted consumption for the periods

The components of the rate increases are as follows:

Purchased water offset increases	$2,789
General rate case (GRC) increases	166
Total increase in rates	$2,955

Total Operating Expenses

Total operating expenses were $244.5 million for the first six months of 2014, compared to $239.4 million for the same period in 2013, a 2% increase.

Water production expense consists of purchased water, purchased power, and pump taxes. It represents the largest component of total operating expenses, accounting for approximately 44% of total operating expenses during the first six months 2014. Water production expenses increased 6% compared to the same period last year mostly due to purchased water price increases and an increase in customer usage.

Sources of water as a percent of total water production are listed in the following table:

	Six Months Ended June 30
	2014	2013
Well production	49%	46%
Purchased	48%	49%
Surface	3%	5%
Total	100%	100%

The components of water production costs are shown in the table below:

	Six Months Ended June 30
	2014	2013	Change
Purchased water	$86,428	$82,729	$3,699
Purchased power	14,706	13,629	1,077
Pump taxes	6,183	4,984	1,199
Total	$107,317	$101,342	$5,975

Purchased water costs increased due to price increases from water wholesalers.  Total water production, measured in acre feet, increased by 1% during the first six months of 2014 as compared to the first six months of 2013.

Administrative and general expense and other operations expense increased $0.2 million to $81.3 million during the first six months of 2014 as compared to the first six months of 2013 mostly due to increases in employee wages and health care costs and uninsured losses which was partially offset by a decrease in employee pension benefit costs and a decrease in conservation plan program expenses due to the success of prior years’ conservation efforts. Wage increases became effective January 1, 2014.

Maintenance expense increased by 20% to $10.0 million during the first six months of 2014 compared to $8.3 million during the first six months of 2013, due to an increase in groundwater treatment facilities, transmission and distribution mains, pumping equipment, and well repair costs.

Depreciation and amortization expense increased $3.0 million, or 10%, mostly due to 2013 capital additions.

Federal and state income tax expense for operating expenses decreased $5.1 million during the first six months of 2014 because of a $2.5 million one time tax benefit and a decrease in pre-tax income during the first six months of 2014 as compared to the first six months of 2013.  Federal and state income taxes charged to other income and expenses increased $0.1 million during the first six months of 2014 mostly due to an increase in unrealized gains on our benefit plan insurance investments.  We expect the effective tax rate to be between 37% and 41% for fiscal year 2014.

Property and other taxes decreased $0.8 million during the first six months of 2014 as compared to the first six months of 2013 due to a reduction in our assessed property values, effective July 1, 2013.

Other Income and Expenses

Net other income increased $0.2 million during the first six months of 2014  due to an increase in unrealized gains on our benefit plan insurance investments. The unrealized gain on our benefit plan insurance investments increased $0.2 million during the first six months of 2014 compared to the same period last year.

Interest Expense

Net interest expense, net of interest capitalized, decreased $1.2 million, or 8%, to $13.6 million for the six month period ended June 30, 2014 compared to the same period in 2013. The decrease was mostly due to $40.0 million of first mortgage bonds maturing during the fourth quarter of 2013 which was partially offset by an increase in short term borrowings and a decrease in capitalized interest charged to construction projects.

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

GRCs, escalation rate increase filings, and offset filings change rates to amounts that will remain in effect until the next GRC. The CPUC follows a rate case plan, which requires Cal Water to file a GRC for each of its regulated operating districts every three years. In a GRC proceeding, the CPUC not only considers the utility’s rate setting requests, but may also consider other issues that affect the utility’s rates and operations. The CPUC is generally required to issue its GRC decision prior to the first day of the test year or authorize interim rates. In accordance with the rate case plan, the Commission issued a decision on Cal Water’s 2009 general rate case filing in the fourth quarter of 2010 with rates effective on January 1, 2011. In accordance with the CPUC’s rate case plan for Class A water utilities Cal Water filed a GRC on July 5, 2012, which is applicable to all of its California Districts. Any rate change as a result of that filing will be effective as of January 1, 2014.

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

In addition, California water utilities are entitled to make offset filings. Offset filings may be filed to adjust revenues for construction projects authorized in GRCs when the plant is placed in service (referred to as “ratebase offets”), or for rate changes charged to the Company for purchased water, purchased power, and pump taxes (referred to as “offsettable expenses”). Such rate changes approved in offset filings remain in effect until the next GRC is approved.

In pursuit of the CPUC’s water conservation goals, the CPUC decoupled Cal Water’s revenue requirement from customer consumption levels in 2008 by authorizing WRAM/MCBA for each ratemaking area. The WRAM/MCBA ensure that Cal Water recovers all of the quantity revenues authorized by the CPUC, and no more, regardless of customer consumption. This removes the Company’s historical disincentive against the promotion of lower water usage among customers. Through an annual advice letter filing, Cal Water recovers any uncollected quantity revenue amounts authorized, or refunds over-collected quantity revenues, via surcharges and surcredits. The advice letters are filed between February and April of each year and address the net WRAM/MCBA balances collected for the previous calendar year. Most WRAM/MCBA balances have been revenue under- collections that are amortized through surcharges for a period of 12 or 18 months. The WRAM/MCBA amounts are cumulative, so if they are not amortized in a given calendar year, the balance will be carried forward and included with the following year balance.

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

On December 19, 2013, the assigned Administrative Law Judge granted Cal Water’s request to continue applying existing rates on and after January 1, 2014 as interim rates and is allowing Cal Water to track the difference between interim rates and the new rates eventually adopted by the Commission in a memorandum account. Once the Commission issues a final order and new rates are implemented, the memorandum account balance will be collected and amortized through customer surcharges. On July 21, 2014, the California Public Utilities Commission issued its proposed decision authorizing Cal Water to increase rates by $45.3 million or 9.2% in 2014, $10.1 million or 1.9%  in 2015 and $10.0 million or 1.8% in 2016. Also, the proposed decision authorizes Cal Water to invest $448.9 million in districts throughout California over the three-year period from January 1, 2013 through December 31, 2015 in order to provide a safe and reliable water supply to its customers. Included in the $448.9 million in water system infrastructure improvements is $125.8 million that would be recovered through the Commission’s advice letter procedure upon completion of qualified projects which we estimate would provide an additional $19.0 million in revenue.  The Company expects the CPUC to finalize the proposed decision in the third quarter of 2014.

Federal Income Tax Bonus Depreciation

In 2011, Cal Water filed for and received approval to track the benefits from federal income tax accelerated depreciation in a memorandum account due to the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010. Additional federal income tax deductions for assets placed in service after September 8, 2010, and before December 31, 2011, were $0.1 million for 2010 and $12.2 million for 2011. The memorandum account may result in a surcredit because of the impact to Cal Water’s revenue requirement for changes to working cash estimates, reductions to federal income tax qualified U.S. production activities deductions (QPAD), and changes to contributions-in-aid-of-construction. As of June 30, 2014 and December 31, 2013, the estimated surcredit range is between $1.5 million and $2.0 million. The CPUC will determine the disposition of amounts recorded in the memorandum account in Cal Water’s next GRC proceeding.

Selma Groundwater Surcharges

In January 2014, Cal Water and the City of Selma jointly filed an application to apply groundwater surcharges to customers in the Selma District.  The surcharges would be used by the City of Selma and the Consolidated Irrigation District for groundwater recharge projects in the Upper Kings River Basin, which is in overdraft.  If the CPUC approves the application, groundwater surcharges would be applied to customer bills, and phased in over 8 years, to eventually collect approximately $0.8 million a year for remittance to the City of Selma.  The Office of Ratepayer Advocates has submitted testimony opposing the application, and Cal Water and the City of Selma have submitted rebuttal testimony.  An evidentiary hearing was held in July, 2014.

WRAM/MCBA filings

In March 2014, Cal Water filed three advice letters to true up the revenue under-collections in the 2013 annual WRAMs/MCBAs of its regulated districts. A total under- collection of $34.9 million is being recovered from customers in the form of 12, 18 or 20+ month surcharges (balances that are relative to the district’s annual revenues are recovered over longer time periods).

Expense Offset filings

Expense offsets are dollar-for-dollar increases in revenue to match increased expenses, and therefore do not affect net operating income. Cal Water did not file any expense offsets in the second quarter of 2014.

Ratebase Offset filings

For construction projects that are authorized in GRCs as advice letter projects, companies are allowed to file rate base offsets to increase revenues after the plant is placed into service. Cal Water did not file any Ratebase offsets in the second quarter of 2014.

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

2012 Waikoloa (Hawaii) GRC Filings

In August 2012, Hawaii Water filed general rate cases for the Waikoloa Village Water, Waikoloa Village Wastewater and Waikoloa Resort Utilities requesting $6.3 million in additional annual revenues. The cases are being processed at this time on separate schedules.  Hawaii Water and the Consumer Advocate reached settlements on the rate filings for Waikoloa Village Water, Wastewater, and Resort Utilities which would increase annual revenues by $2.7 million if adopted by the Hawaii Public Utilities Commission. On July 16, 2014, the Hawaii Public Utilities Commission approved Waikaloa Resort Utilities, Inc. general rate case authorizing annual revenue increase of $2.0 million.

LIQUIDITY

Cash flow from Operations

Cash flow from operations for the first six months of 2014 was $43.2 million compared to $36.8 million for the same period of 2013. Cash generated by operations varies during the year due to customer billings, timing of contributions to our benefit plans, and timing of estimated tax payments.

During the first six months of 2014 we made contributions of $16.4 million to our pension and retiree health care plans compared to contributions of $17.8 million made during the first six months of 2013.  The 2014 estimated cash contribution to the pension plans is $26.8 million and to the other postretirement benefit plans is $9.6 million.

During the first six months of 2014 we received a $6.0 million refund for 2013 calendar year federal and state income tax payments.  No federal and state income refunds were received during the prior year.

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

Investing Activities

During the first the first six months of 2014 and 2013, we used $57.0 million and $66.2 million, respectively, of cash for both company-funded and developer-funded capital expenditures. For 2014, our capital budget is approximately $110 to $130 million.  Annual expenditures fluctuate each year due to the availability of construction resources and our ability to obtain construction permits in a timely manner.

Financing Activities

Net cash provided by financing activities was $17.5 million during the first six months of 2014 compared to $29.8 million for the same period of 2013.

During the first six months of 2014, we borrowed $39.4 million and paid down $5.0 million on our unsecured revolving credit facilities.

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

The undercollected net WRAM and MCBA receivable balances were $53.0 million as of June 30, 2014 and $46.3 million as of December 31, 2013, respectively. The undercollected balances were primarily financed by Cal Water using short-term and long-term financing arrangements to meet operational cash requirements. Interest on the undercollected balances, the interest recoverable from ratepayers, is limited to the current 90-day commercial paper rates which is significantly lower than Cal Water’s short and long-term financing rates.

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

During the first six months of 2014, we utilized cash generated operations and borrowings on the unsecured revolving credit facilities. We have not issued Company common stock or first mortgage bonds in 2014. In future periods, management anticipates funding our capital needs through a relatively balanced approach between long term debt and equity.

As of June 30, 2014, there were short-term borrowings of $81.2 million outstanding on the unsecured revolving credit facilities compared to $46.8 million as of December 31, 2013.  The increase in short-term borrowings during the first six months of 2014 was to fund capital expenditures and general operations.

Given our ability to access our lines of credit on a daily basis, cash balances are managed to levels required for daily cash needs and excess cash is invested in short-term or cash equivalent instruments. Minimal operating levels of cash are maintained for Washington Water, New Mexico Water, and Hawaii Water.

Both short-term credit agreements contain affirmative and negative covenants and events of default customary for credit facilities of this type including, among other things, limitations and prohibitions relating to additional indebtedness, liens, mergers, and asset sales. Also, these unsecured credit agreements contain financial covenants governing the Company and its subsidiaries’ consolidated total capitalization ratio not to exceed 66.7% and an interest coverage ratio of three or more. As of June 30, 2014, we are in compliance with all of the covenant requirements and are eligible to use the full amount of our credit facilities.

Bond principal and other long-term debt payments were $4.2 million during the first six months of 2014 compared to $2.6 million during the first six months of 2013.

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

Dividends

During the first six months of 2014, our quarterly common stock dividend payments were $0.1625 per share compared to quarterly common stock dividend payments of $0.160 per common share during first six months of 2013. The second quarter dividend payment was our 277th consecutive quarterly dividend. Annualized, the 2014 dividend rate is $0.65 per common share, compared to $0.64 in 2013. For the full year 2013, the payout ratio was 63% of net income. On a long-term basis, our goal is to achieve a dividend payout ratio of 60% of net income accomplished through future earnings growth.

At its July 30, 2014 meeting, the Board declared the third quarter dividend of $0.1625 per share payable on August 22, 2014, to stockholders of record on August 11, 2014. This was our 278th consecutive quarterly dividend.

2014 Financing Plan

We intend to fund our capital needs in future periods through a relatively balanced approach between long-term debt and equity. The Company and Cal Water have a three-year syndicated unsecured revolving line of credit of $100 million and $300 million, respectively for short-term borrowings. As of June 30, 2014, the Company’s availability on these unsecured revolving lines of credit was $319 million.

Book Value and Stockholders of Record

Book value per common share was $12.47 at June 30, 2014 compared to $12.54 at December 31, 2013.  There were approximately 2,219 stockholders of record for our common stock as of July 24, 2014.

Utility Plant Expenditures

During the first six months of 2014, capital expenditures totaled $57.0 million for company-funded and developer-funded projects. The planned 2014 company-funded capital expenditure budget is approximately $110 to $130 million. The actual amount may vary from the budget number due to timing of actual payments related to current year and prior year projects. We do not control third-party-funded capital expenditures and therefore are unable to estimate the amount of such projects for 2014.

At June 30, 2014, construction work in progress was $116.8 million compared to $152.7 million at June 30, 2013. Work in progress includes projects that are under construction but not yet complete and placed in service.

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

California’s normal weather pattern yields little precipitation between mid-spring and mid-fall. The Washington Water service areas receive precipitation in all seasons, with the heaviest amounts during the winter. New Mexico Water’s rainfall is heaviest in the summer monsoon season. Hawaii Water receives precipitation throughout the year, with the largest amounts in the winter months. Water usage in all service areas is highest during the warm and dry summers and declines in the cool winter months. Rain and snow during the winter months replenish underground water aquifers and fill reservoirs, providing the water supply for subsequent delivery to customers. As of July 1, 2014, the State of California snowpack water content and rainfall accumulation during the 2013 — 2014 water year is 59% of normal (per the California Department of Water Resources, Northern Sierra Precipitation Accumulation report). Precipitation in California during the first six months of 2014 was below normal. Management believes that supply pumped from underground aquifers and purchased from wholesale suppliers will be adequate to meet customer demand during 2014 and beyond. Long-term water supply plans are developed for each of our districts to help assure an adequate water supply under various operating and supply conditions. Some districts have unique challenges in meeting water quality standards, but management believes that supplies will meet current standards using current treatment processes.

CONTRACTUAL OBLIGATIONS

During the first six months of 2014, there were no material changes in contractual obligations outside the normal course of business.

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

Our management, with the participation of our CEO and our CFO, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2014. Based on that evaluation, we concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

(b) Changes to Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

On May 14, 2013, the Committee of Sponsoring Organizations of the Treadway Commission (COSO) issued an updated version of its Internal Control-Integrated Framework (2013 Framework). Originally issued in 1992 (1992 Framework), the framework helps organizations design, implement and evaluate the effectiveness of internal control concepts and simplify their use and application. The 1992 Framework remains available during the transition period, which extends to December 15, 2014, after which time COSO will consider it as superseded by the 2013 Framework. As of June 30, 2014, the Company continues to utilize the 1992 Framework during the transition to the 2013 Framework by the end of 2014.

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

CALIFORNIA WATER SERVICE GROUP
Registrant

July 31, 2014	By:	/s/ Thomas F. Smegal III
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