Form 10-Q
period 2014-09-30
CALIFORNIA WATER SERVICE GROUP
filed 2014-10-30
CIK 1035201

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common shares outstanding as of October 28, 2014 — 47,806,190

PART I FINANCIAL INFORMATION

Item 1.

FINANCIAL STATEMENTS

The condensed consolidated financial statements presented in this filing on Form 10-Q have been prepared by management and are unaudited.

CALIFORNIA WATER SERVICE GROUP

CONDENSED CONSOLIDATED BALANCE SHEETS

Unaudited

(In thousands, except shares and per share data)

	September 30, 2014	December 31, 2013
ASSETS
Utility plant:
Utility plant	$2,306,427	$2,213,328
Less accumulated depreciation and amortization	(745,742)	(697,497)
Net utility plant	1,560,685	1,515,831
Current assets:
Cash and cash equivalents	29,485	27,506
Receivables:
Customers	37,070	31,468
Regulatory balancing accounts	45,073	30,887
Other	15,759	18,700
Unbilled revenue	29,489	17,034
Materials and supplies at weighted average cost	5,912	5,571
Taxes, prepaid expenses and other assets	14,490	8,324
Total current assets	177,278	139,490
Other assets:
Regulatory assets	277,476	251,681
Goodwill	2,615	2,615
Other assets	51,026	50,238
Total other assets	331,117	304,534
	$2,069,080	$1,959,855
CAPITALIZATION AND LIABILITIES
Capitalization:
Common stock, $.01 par value; 68,000,000 shares authorized, 47,806,000 and 47,741,000 outstanding in 2014 and 2013, respectively	$478	$477
Additional paid-in capital	329,840	328,364
Retained earnings	291,964	269,915
Total common stockholders’ equity	622,282	598,756
Long-term debt, less current maturities	422,825	426,142
Total capitalization	1,045,107	1,024,898
Current liabilities:
Current maturities of long-term debt	6,619	7,908
Short-term borrowings	61,715	46,815
Accounts payable	71,867	55,087
Regulatory balancing accounts	6,791	1,827
Accrued interest	9,748	4,245
Accrued expenses and other liabilities	58,674	50,702
Total current liabilities	215,414	166,584
Unamortized investment tax credits	2,106	2,106
Deferred income taxes, net	210,357	183,245
Pension and postretirement benefits other than pensions	153,085	145,451
Regulatory and other liabilities	91,713	86,455
Advances for construction	182,172	183,393
Contributions in aid of construction	169,126	167,723
Commitments and contingencies (Note 10)	—	—
	$2,069,080	$1,959,855

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

CALIFORNIA WATER SERVICE GROUP

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

Unaudited

(In thousands, except per share data)

For the three months ended	September 30, 2014	September 30, 2013
Operating revenue	$191,184	$184,404
Operating expenses:
Operations:
Water production costs	66,980	70,614
Administrative and general	23,765	24,670
Other operations	15,692	17,657
Maintenance	4,800	4,575
Depreciation and amortization	14,648	14,505
Income taxes	19,233	11,165
Property and other taxes	5,232	5,414
Total operating expenses	150,350	148,600
Net operating income	40,834	35,804
Other income and expenses:
Non-regulated revenue	4,409	3,649
Non-regulated expenses, net	(4,812)	(2,825)
Income tax benefit (expense) on other income and expenses	169	(330)
Net other (loss) income	(234)	494
Interest expense:
Interest expense	7,221	7,687
Less: capitalized interest	(271)	(540)
Net interest expense	6,950	7,147
Net Income	$33,650	$29,151
Earnings per share
Basic	$0.70	$0.61
Diluted	0.70	0.61
Weighted average shares outstanding
Basic	47,803	47,737
Diluted	47,840	47,770
Dividends declared per share of common stock	$0.1625	$0.1600

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

CALIFORNIA WATER SERVICE GROUP

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

Unaudited

(In thousands, except per share data)

For the nine months ended	September 30, 2014	September 30, 2013
Operating revenue	$460,115	$450,403
Operating expenses:
Operations:
Water production costs	174,297	171,956
Administrative and general	72,702	73,106
Other operations	48,072	50,332
Maintenance	14,793	12,896
Depreciation and amortization	46,788	43,625
Income taxes	22,584	19,567
Property and other taxes	15,601	16,564
Total operating expenses	394,837	388,046
Net operating income	65,278	62,357
Other income and expenses:
Non-regulated revenue	12,163	10,386
Non-regulated expenses, net	(11,184)	(8,482)
Income tax (expense) on other income and expenses	(391)	(765)
Net other income	588	1,139
Interest expense:
Interest expense	21,373	23,527
Less: capitalized interest	(851)	(1,619)
Net interest expense	20,522	21,908
Net Income	$45,344	$41,588
Earnings per share
Basic	$0.95	$0.91
Diluted	0.95	0.90
Weighted average shares outstanding
Basic	47,787	45,927
Diluted	47,825	45,957
Dividends declared per share of common stock	$0.4875	$0.4800

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

CALIFORNIA WATER SERVICE GROUP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

(In thousands)

For the nine months ended:	September 30, 2014	September 30, 2013
Operating activities
Net income	$45,344	$41,588
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	48,481	45,067
Changes in value of life insurance contracts	(501)	(1,147)
Changes in operating assets and liabilities:
Receivables	(13,781)	(24,636)
Accounts payable	7,239	7,719
Other current assets	(6,859)	(751)
Other current liabilities	6,904	20,558
Other changes in noncurrent assets and liabilities	13,340	13,501
Net cash provided by operating activities	100,167	101,899
Investing activities:
Utility plant expenditures	(86,258)	(94,782)
Purchase of life insurance contracts	(3,207)	(3,204)
Changes in restricted cash and other changes	354	1,148
Net cash used in investing activities	(89,111)	(96,838)
Financing activities:
Short-term borrowings	99,900	35,315
Repayment of short-term borrowings	(85,000)	(113,275)
Proceeds from long-term debt	—	48
Repayment of long-term debt	(4,604)	(3,058)
Advances and contributions in aid of construction	8,780	7,577
Refunds of advances for construction	(4,858)	(5,230)
Issuance of common stock	—	110,688
Common stock issuance costs	—	(5,088)
Dividends paid	(23,295)	(21,981)
Net cash (used in) provided by financing activities	(9,077)	4,996
Change in cash and cash equivalents	1,979	10,057
Cash and cash equivalents at beginning of period	27,506	38,790
Cash and cash equivalents at end of period	$29,485	$48,847
Supplemental information
Cash paid for interest (net of amounts capitalized)	$14,102	$15,141
Cash paid for income taxes	—	—
Income tax refunds	(6,000)	—
Supplemental disclosure of non-cash activities:
Accrued payables for investments in utility plant	$16,308	$11,739
Utility plant contribution by developers	8,148	10,196

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

CALIFORNIA WATER SERVICE GROUP

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2014

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

The net WRAM and MCBA balances included in regulatory balancing account, assets, and liabilities were:

	September 30, 2014	December 31, 2013
Net short-term receivable	$27,927	$30,887
Net long-term receivable	16,608	15,423
Total receivable	$44,535	$46,310
Net short-term payable	$423	$1,032
Net long-term payable	1,385	906
Total payable	$1,808	$1,938

Flat rate customers are billed in advance at the beginning of the service period. The revenue is prorated so that the portion of revenue applicable to the current period is included in that period’s revenue, with the balance recorded as unearned revenue on the balance sheets and recognized as revenue when earned in the subsequent accounting period. The unearned revenue liability was $1.5 million as of September 30, 2014 and as of December 31, 2013. This liability is included in “accrued expenses and other liabilities” on the condensed consolidated balance sheets.

Cash and Cash Equivalents

Cash equivalents include highly liquid investments with maturities of three months or less.  Cash and cash equivalents was $29.5 million and $27.5 million as of September 30, 2014 and December 31, 2013, respectively.  Restricted cash was included on the condensed consolidated balance sheets as “taxes, prepaid expenses and other assets” and was $0.8 million and $1.2 million as of September 30, 2014 and December 31, 2013, respectively.

Accounting Standards Update

On May 28, 2014 the Financial Accounting Standards Board issued an accounting standards update (ASU) 2014-09, Revenue from Contracts with Customers.  This update creates a single, principles based framework for revenue recognition and is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled when goods or services are transferred to customers.  ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016. Early adoption is not permitted.  The Company is currently evaluating the impact of adopting the new revenue standard on its consolidated financial statements and related disclosures.

Note 3. Stock-based Compensation

Equity Incentive Plan

The Company’s equity incentive plan was originally approved by stockholders on April 27, 2005 and again on May 20, 2014.  Under the equity incentive plan, the Company is authorized to issue up to 2,000,000 shares of common stock awards as defined in the Plan to employees and directors.

The Restricted Stock Awards (RSAs) granted in 2014 and 2013 to employees vest over 36 months.  Director RSAs generally vest at the end of 12 months.  During the first nine months of 2014, the RSAs granted were valued at $23.61 per share, based upon the fair market value of the Company’s common stock on the date of grant.

During the nine months ended September 30, 2014 and 2013, the Company also granted performance-based Restricted Stock Unit Awards (RSUs) of 37,143 shares and 50,267 shares of common stock, respectively, to officers.  Each award reflects a target number of shares that may be issued to the award recipient.  The 2014 and 2013 awards may be earned upon the completion of the three-year performance period ending on March 4, 2017 and March 5, 2016, respectively.  Whether RSUs are earned at the end of the performance period will be determined based on the achievement of certain performance objectives set by the Board of Director Compensation Committee in connection with the issuance of the RSUs.  The performance objectives are based on the Company’s business plan covering the performance period.  The performance objectives include achieving the budgeted return on equity, budgeted investment in utility plant, customer service standards, water quality standards, and/or safety standards.  Depending on the results achieved during the three-year performance period, the actual number of shares that a grant recipient receives at the end of the performance period may range from 0% to 200% of the target shares granted, provided that the grantee is continuously employed by the Company through the vesting date.  If, prior to the vesting date, employment is terminated by reason of death, disability or normal retirement, then a pro rata portion of this award will vest.  RSUs were not dilutive as of September 30, 2014 and 2013 and will not be included in diluted shares for financial reporting until they are either dilutive or earned.  The 2014 and 2013 RSUs are recognized as expense ratably over the three year performance period using a fair market value of $23.61 per share and $20.62 per share, respectively, and an estimate of RSUs earned during the performance period.

The Company has recorded compensation costs for the RSAs and RSUs in operating expense in the amount of $1.5 million and $1.3 million for the nine months ended September 30, 2014 and September 30, 2013, respectively.

Note 4. Equity

The Company’s changes in equity for the nine months ended September 30, 2014 were as follows:

Total Stockholders’ Equity
Balance at December 31, 2013	$598,756
Common stock issued	1
Share-based compensation expense	1,476
Common stock dividends paid	(23,295)
Net income	45,344
Balance at September 30, 2014	$622,282

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

A total of 185,420 shares and 283,856 shares of Stock Appreciation Rights were vested and outstanding and all were dilutive as of September 30, 2014 and September 30, 2013, respectively, as shown in the table below.

	Three Months Ended September 30
	2014	2013
Net Income available to common stockholders	$33,650	$29,151
Weighted average common shares outstanding, basic (in thousands)	47,803	47,737
Dilutive stock appreciation rights (treasury method) (in thousands)	37	33
Weighted average common shares outstanding, dilutive (in thousands)	47,840	47,770
Net Income per share - basic	$0.70	$0.61
Net Income per share - diluted	$0.70	$0.61

	Nine months Ended September 30
	2014	2013
Net Income available to common stockholders	$45,344	$41,588
Weighted average common shares outstanding, basic (in thousands)	47,787	45,927
Dilutive stock appreciation rights (treasury method) (in thousands)	38	30
Weighted average common shares outstanding, dilutive (in thousands)	47,825	45,957
Net Income per share - basic	$0.95	$0.91
Net Income per share - diluted	$0.95	$0.90

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

Cash payments by the Company related to pension plans and other postretirement benefit plans was $14.0 million and $2.4 million, respectively, for the nine months ended September 30, 2014 and was $23.4 million to pension plans and $4.7 million to other postretirement benefit plans during the nine months ended September 30, 2013. The 2014 estimated cash contribution to the pension plans is $26.8 million and to the other postretirement benefit plans is $9.6 million.

The following table lists components of net periodic benefit costs for the pension plans and other postretirement benefits. The data listed under “pension plan” includes the qualified pension plan and the non-qualified supplemental executive retirement plan. The data listed under “other benefits” is for all other postretirement benefits.

	Three Months Ended September 30
	Pension Plan		Other Benefits
	2014	2013	2014	2013
Service cost	$3,539	$4,019	$1,398	$1,636
Interest cost	4,737	4,140	1,321	1,121
Expected return on plan assets	(4,091)	(3,559)	(832)	(600)
Recognized net initial APBO (1)	N/A	N/A	—	3
Amortization of prior service cost	1,527	1,542	11	21
Recognized net actuarial loss	1,002	2,404	656	961
Net periodic benefit cost	$6,714	$8,546	$2,554	$3,142

	Nine months Ended September 30
	Pension Plan		Other Benefits
	2014	2013	2014	2013
Service cost	$11,973	$13,335	$4,637	$5,025
Interest cost	14,190	12,266	3,995	3,339
Expected return on plan assets	(12,449)	(10,689)	(2,339)	(1,796)
Recognized net initial APBO (1)	N/A	N/A	—	7
Amortization of prior service cost	4,547	4,624	33	61
Recognized net actuarial loss	3,008	6,852	2,206	2,794
Net periodic benefit cost	$21,269	$26,388	$8,532	$9,430

(1)  APBO - Accumulated postretirement benefit obligation

Note 7. Short-term and Long-term Borrowings

On June 29, 2011, the Company and Cal Water entered into Syndicated Credit Agreements, which provide for unsecured revolving credit facilities of up to an initial aggregate amount of $400 million.  The Syndicated Credit Facilities amend, expand, and replace the Company’s and its subsidiaries’ credit facilities originally entered into on October 27, 2009.  The new credit facilities extended the terms until June 29, 2016, increased the Company’s and Cal Water’s unsecured revolving lines of credit, and lowered interest rates and fees.  The Company and subsidiaries that it designates may borrow up to $100 million under the Company’s revolving credit facility. Cal Water may borrow up to $300 million under its revolving credit facility; however, all borrowings need to be repaid within 12-months unless otherwise authorized by the CPUC.  The proceeds from the revolving credit facilities may be used for working capital purposes, including the short-term financing of capital projects.  The base loan rate may vary from LIBOR plus 72.5 basis points to LIBOR plus 95 basis points, depending on the Company’s total capitalization ratio.  Likewise, the unused commitment fee may vary from 8 basis points to 12.5 basis points based on the same ratio.

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

As of September 30, 2014 and December 31, 2013, the outstanding borrowings on the Company and Cal Water lines of credit were $61.7 million and $46.8 million, respectively.  For the nine months ended September 30, 2014, the average borrowing rate was 1.16% compared to 2.20% for the same period last year.

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

During 2012, the Company filed an application for a change in tax accounting method with the IRS to implement tangible property regulations specifically in regards to repairs and maintenance deductions.  On September 13, 2013, the U.S. Department of the Treasury and Internal Revenue Service (IRS) issued the final and re-proposed tangible property regulations for repairs and maintenance deductions with an effective date of January 1, 2014.  These tax regulations allowed the Company to deduct a significant amount of linear asset costs previously capitalized for book and tax purposes.  The Company filed a tax accounting method change on its 2013 tax return for the repair and maintenance of linear assets within the guidance of the tangible property regulations.  The Company’s total federal net operating loss (NOL) was $67.1 million and state net operating loss NOL was $106.0 million as of December 31, 2013.  The NOL carry-forward amounts are more likely than not to be recovered and therefore require no valuation allowance.  The NOL carry-forward does not begin to expire until 2033.

As of September 30, 2014 the Company had unrecognized tax benefits of approximately $7.3 million.  Included in the balance of  unrecognized tax benefits is approximately $1.6 million of tax benefits that, if  recognized, would result in an adjustment to the Company’s effective tax rate. The Company does not expect its unrecognized tax benefits to change significantly within the next twelve months.

The State of Hawaii Department of Taxation is presently auditing the Company’s 2010, 2011 and 2012 Hawaii state income tax returns.  The State of California Board of Equalization is presently auditing the Company’s 2010, 2011, and 2012 sales and use tax filings. The State of California Franchise Tax Board is presently auditing the Company’s 2008 through 2011 enterprise zone filings.   It is uncertain when the state audits will be completed.  The Company believes that the final resolution of the state audits will not have a material impact on its financial condition or results of operations.

Note 9. Regulatory Assets and Liabilities

During 2013, the assigned Administrative Law Judge granted Cal Water’s request to continue applying existing rates on and after January 1, 2014 as interim rates and allowed Cal Water to track the difference between interim rates and the new authorized rates in a memorandum account.   The Commission issued a final order for Cal Water’s 2012 General Rate Case (GRC) on August 14, 2014. The 2012 GRC covers the years 2014, 2015, 2016 and replaces the 2009 GRC which covered the years 2011, 2012 and 2013.  The difference between Cal Water’s interim rates and the adopted new rates for the first eight months of 2014 resulted in a regulatory receivable of $30.6 million.  On September 30, 2014, the Commission authorized recovery of this regulatory receivable through ratepayer surcharges over the next three years.  As of September 30, 2014, the interim rates memorandum account balance was recorded as a regulatory balancing account asset of $17.1 million and a regulatory asset of $13.0 million, net of deferred revenues of $0.5 million.

As part of the Cal Water GRC decision, a balancing account for Cal Water’s employee and retiree health care plans was authorized with an effective date of January 1, 2014.   The health care balancing account is a two-way balancing account that tracks the differences between the adopted rate recovery and actual medical expenses.  The health care balancing account allows Cal Water to recover from ratepayers eighty-five percent of any actual medical costs that exceed the adopted rate recovery.   If the adopted rate recovery exceeds actual medical costs, Cal Water is required to refund eighty-five percent of the excess to ratepayers.  As of September 30, 2014 the health care balancing account was recorded as a regulatory asset of $1.9 million.

The Commission authorized balancing accounts for Cal Water’s pension plans and conservation program in the 2009 and 2012 GRC decisions.  The pension plan’s balancing account is a two-way balancing account that tracks the differences between actual expenses and adopted rate recovery which will result in either a regulatory asset or liability. The conservation program is a one-way balancing account that tracks the difference between actual expenses and adopted rate recovery which may result in a regulatory liability if actual conservation expenses are less than adopted.  During 2014, the Commission authorized a $6.3 million ratepayer refund for the conservation program balancing account authorized in the 2009 GRC.  As of September 30, 2014, the 2009 GRC pension balancing account was recorded as a regulatory asset of $3.0 million and the 2012 GRC pension balancing account was recorded as a regulatory liability of $3.5 million. As of September 30, 2014, the 2009 conservation balancing account was recorded as a regulatory balancing account liability of $4.9 million and the 2012 GRC conservation balancing account was recorded in regulatory and other liabilities of $2.0 million.

Note 10. Commitments and Contingencies

Commitments

The Company has significant commitments to lease certain office spaces and water systems and to purchase water from water wholesalers. These commitments are described in Form 10-K for the year ended December 31, 2013.  As of September 30, 2014, there were no significant changes from December 31, 2013.

Contingencies

Groundwater Contamination

The Company has undertaken litigation against third parties to recover past and future costs related to ground water contamination in the Company’s service areas. The cost of litigation is expensed as incurred and any settlement is first offset against such costs. The Commission’s general policy requires all proceeds from contamination litigation to be used first to pay transactional expenses, then to make ratepayers whole for water treatment costs to comply with the Commission’s water quality standards. The Commission allows for a risk-based consideration of contamination proceeds which exceed the costs of the remediation described above and may result in some sharing of proceeds with the shareholders, determined on a case by case basis. The Commission has authorized various memorandum accounts that allow the Company to track significant litigation costs to request recovery of these costs in future filings and uses of proceeds to comply with Commission’s general policy.

Other Legal Matters

From time to time, the Company is involved in various disputes and litigation matters that arise in the ordinary course of business. The status of each significant matter is reviewed and assessed for potential financial exposure. If the potential loss from any claim or legal proceeding is considered probable and the amount of the range of loss can be estimated, a liability is accrued for the estimated loss in accordance with the accounting standards for contingencies. Legal proceedings are subject to uncertainties, and the outcomes are difficult to predict. Because of such uncertainties, accruals are based on the best information available at the time. While the outcome of these disputes and litigation matters cannot be predicted with any certainty, management does not believe when taking into account existing reserves the ultimate resolution of these matters will materially affect the Company’s financial position, results of operations, or cash flows.  The Company recognized a liability of $2.7 million and $1.3 million for all known legal matters as of September 30, 2014 and December 31, 2013, respectively.  The cost of litigation is expensed as incurred and any settlement is first offset against such costs.  Any settlement in excess of the cost to litigate is accounted for on a case by case basis, dependent on the nature of the settlement.

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

Advances for construction fair values were estimated using broker quotes from companies that frequently purchase these investments.

	September 30, 2014
		Fair Value
	Cost	Level 1	Level 2	Level 3	Total
Long -term debt, including current maturities	$429,444	—	$526,733	—	$526,733
Advances for construction	182,172	—	74,389	—	74,389
Total	$611,616	$—	$601,122	$—	$601,122

		December 31, 2013
		Fair Value
	Cost	Level 1	Level 2	Level 3	Total
Long -term debt, including current maturities	$434,050	$—	$511,146	$—	$511,146
Advances for construction	183,393	—	73,389	—	73,389
Total	$617,443		$584,535	$—	$584,535

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

The following tables present the condensed consolidating balance sheets as of September 30, 2014 and December 31, 2013, the condensed consolidating statements of income for the three months ended September 30, 2014 and 2013, the condensed consolidating statements of income for the nine months ended September 30, 2014 and 2013 and the condensed consolidating statements of cash flows for the nine months ended September, 2014 and 2013 of (i) California Water Service Group, the guarantor of the first mortgage bonds and the parent company; (ii) California Water Service Company, the issuer of the first mortgage bonds and a 100% owned consolidated subsidiary of California Water Service Group; and (iii) the other 100% owned non-guarantor consolidated subsidiaries of California Water Service Group.

CALIFORNIA WATER SERVICE GROUP

CONDENSED CONSOLIDATING BALANCE SHEET

As of September 30, 2014

(In thousands)

	Parent Company	Cal Water	All Other Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS
Utility plant:
Utility plant	$1,318	$2,120,177	$192,129	$(7,197)	$2,306,427
Less accumulated depreciation and amortization	(320)	(705,851)	(41,266)	1,695	(745,742)
Net utility plant	998	1,414,326	150,863	(5,502)	1,560,685
Current assets:
Cash and cash equivalents	1,316	26,218	1,951	—	29,485
Receivables and unbilled revenue	(756)	118,265	9,976	(94)	127,391
Receivables from affiliates	22,242	977	95	(23,314)	—
Other current assets	107	19,078	1,217	—	20,402
Total current assets	22,909	164,538	13,239	(23,408)	177,278
Other assets:
Regulatory assets	—	274,509	2,967	—	277,476
Investments in affiliates	633,705	—	—	(633,705)	—
Long-term affiliate notes receivable	25,516	—	—	(25,516)	—
Other assets	1,037	48,729	4,287	(412)	53,641
Total other assets	660,258	323,238	7,254	(659,633)	331,117
	$684,165	$1,902,102	$171,356	$(688,543)	$2,069,080
CAPITALIZATION AND LIABILITIES
Capitalization:
Common stockholders’ equity	$622,282	$564,803	$74,304	$(639,107)	$622,282
Affiliate long-term debt	—	—	25,516	(25,516)	—
Long-term debt, less current maturities	—	421,909	916	—	422,825
Total capitalization	622,282	986,712	100,736	(664,623)	1,045,107
Current liabilities:
Current maturities of long-term debt	—	6,164	455	—	6,619
Short-term borrowings	61,715		—	—	61,715
Payables to affiliates	—	1,813	21,501	(23,314)	—
Accounts payable	—	68,659	3,208		71,867
Accrued expenses and other liabilities	168	71,269	3,818	(42)	75,213
Total current liabilities	61,883	147,905	28,982	(23,356)	215,414
Unamortized investment tax credits	—	2,106	—	—	2,106
Deferred income taxes, net	—	206,552	4,369	(564)	210,357
Pension and postretirement benefits other than pensions	—	153,085	—	—	153,085
Regulatory and other liabilities	—	82,757	8,956	—	91,713
Advances for construction	—	181,514	658	—	182,172
Contributions in aid of construction	—	141,471	27,655	—	169,126
	$684,165	$1,902,102	$171,356	$(688,543)	$2,069,080

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

CALIFORNIA WATER SERVICE GROUP

CONDENSED CONSOLIDATING STATEMENT OF INCOME

For the three months ended September 30, 2014

(In thousands)

	Parent Company	Cal Water	All Other Subsidiaries	Consolidating Adjustments	Consolidated
Operating revenue	$—	$180,768	$10,416	$—	$191,184
Operating expenses:
Operations:
Water production costs	—	64,332	2,648	—	66,980
Administrative and general	34	21,282	2,449	—	23,765
Other	—	14,161	1,657	(126)	15,692
Maintenance	—	4,620	180	—	4,800
Depreciation and amortization	57	13,692	926	(27)	14,648
Income tax (benefit) expense	(79)	18,632	393	287	19,233
Taxes other than income taxes	—	4,409	823	—	5,232
Total operating expenses	12	141,128	9,076	134	150,350
Net operating (loss) income	(12)	39,640	1,340	(134)	40,834
Other Income and Expenses:
Non-regulated revenue	448	4,027	446	(512)	4,409
Non-regulated expenses, net	—	(4,538)	(274)	—	(4,812)
Income tax (expense) on other income and expense	(182)	207	(132)	276	169
Net other income	266	(304)	40	(236)	(234)
Interest:
Interest expense	103	7,030	473	(385)	7,221
Less: capitalized interest	—	(252)	(19)	—	(271)
Net interest expense	103	6,778	454	(385)	6,950
Equity earnings of subsidiaries	33,499	—	—	(33,499)	—
Net income (loss)	$33,650	$32,558	$926	$(33,484)	$33,650

CALIFORNIA WATER SERVICE GROUP

CONDENSED CONSOLIDATING STATEMENT OF INCOME

For the three months ended September 30, 2013

(In thousands)

	Parent Company	Cal Water	All Other Subsidiaries	Consolidating Adjustments	Consolidated
Operating revenue	$—	$174,699	$9,705	$—	$184,404
Operating expenses:
Operations:
Water production costs	—	67,981	2,633	—	70,614
Administrative and general	—	22,354	2,316	—	24,670
Other	—	15,883	1,900	(126)	17,657
Maintenance	—	4,382	193	—	4,575
Depreciation and amortization	14	13,714	805	(28)	14,505
Income tax (benefit) expense	(17)	10,721	107	354	11,165
Taxes other than income taxes	—	4,680	734	—	5,414
Total operating (income) expenses	(3)	139,715	8,688	200	148,600
Net operating income (loss)	3	34,984	1,017	(200)	35,804
Other Income and Expenses:
Non-regulated revenue	572	3,385	475	(783)	3,649
Non-regulated expenses, net	—	(2,515)	(310)	—	(2,825)
Income tax (expense) on other income and expense	(232)	(355)	(85)	342	(330)
Net other income (expense)	340	515	80	(441)	494
Interest:
Interest expense	30	7,608	707	(658)	7,687
Less: capitalized interest	—	(495)	(45)	—	(540)
Net interest expense	30	7,113	662	(658)	7,147
Equity earnings of subsidiaries	28,838	—	—	(28,838)	—
Net income (loss)	$29,151	$28,386	$435	$(28,821)	$29,151

CALIFORNIA WATER SERVICE GROUP

CONDENSED CONSOLIDATING STATEMENT OF INCOME

For the nine months ended September 30, 2014

(In thousands)

	Parent Company	Cal Water	All Other Subsidiaries	Consolidating Adjustments	Consolidated
Operating revenue	$—	$434,857	$25,258	$—	$460,115
Operating expenses:
Operations:
Water production costs	—	167,214	7,083	—	174,297
Administrative and general	67	65,144	7,491	—	72,702
Other	—	43,186	5,264	(378)	48,072
Maintenance	—	14,276	517	—	14,793
Depreciation and amortization	157	43,607	3,104	(80)	46,788
Income tax (benefit) expense	(184)	22,713	(686)	741	22,584
Taxes other than income taxes	—	13,552	2,049	—	15,601
Total operating expenses	40	369,692	24,822	283	394,837
Net operating (loss) income	(40)	65,165	436	(283)	65,278
Other Income and Expenses:
Non-regulated revenue	1,365	11,264	1,193	(1,659)	12,163
Non-regulated expenses, net	—	(10,286)	(898)	—	(11,184)
Income tax (expense) on other income and expense	(556)	(399)	(144)	708	(391)
Net other income	809	579	151	(951)	588
Interest:
Interest expense	228	20,974	1,452	(1,281)	21,373
Less: capitalized interest	—	(790)	(61)	—	(851)
Net interest expense	228	20,184	1,391	(1,281)	20,522
Equity earnings of subsidiaries	44,803	—	—	(44,803)	—
Net income (loss)	$45,344	$45,560	$(804)	$(44,756)	$45,344

CALIFORNIA WATER SERVICE GROUP

CONDENSED CONSOLIDATING STATEMENT OF INCOME

For the nine months ended September 30, 2013

(In thousands)

	Parent Company	Cal Water	All Other Subsidiaries	Consolidating Adjustments	Consolidated
Operating revenue	$—	$425,860	$24,543	$—	$450,403
Operating expenses:
Operations:
Water production costs	—	164,524	7,432	—	171,956
Administrative and general	—	65,423	7,683	—	73,106
Other	—	45,490	5,220	(378)	50,332
Maintenance	—	12,376	520	—	12,896
Depreciation and amortization	42	41,168	2,499	(84)	43,625
Income tax (benefit) expense	(246)	19,807	(1,064)	1,070	19,567
Taxes other than income taxes	—	14,549	2,015	—	16,564
Total operating (income) expenses	(204)	363,337	24,305	608	388,046
Net operating income (loss)	204	62,523	238	(608)	62,357
Other Income and Expenses:
Non-regulated revenue	1,739	9,572	1,415	(2,340)	10,386
Non-regulated expenses, net	—	(7,308)	(1,174)	—	(8,482)
Income tax (expense) on other income and expense	(708)	(923)	(169)	1,035	(765)
Net other income (expenses)	1,031	1,341	72	(1,305)	1,139
Interest:
Interest expense	563	22,966	1,961	(1,963)	23,527
Less: capitalized interest	—	(1,279)	(340)	—	(1,619)
Net interest expense	563	21,687	1,621	(1,963)	21,908
Equity earnings of subsidiaries	40,916	—	—	(40,916)	—
Net income (loss)	$41,588	$42,177	$(1,311)	$(40,866)	$41,588

CALIFORNIA WATER SERVICE GROUP

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the nine months ended September 30, 2014

(In thousands)

	Parent Company	Cal Water	All Other Subsidiaries	Consolidating Adjustments	Consolidated
Operating activities:
Net income (loss)	$45,344	$45,560	$(804)	$(44,756)	$45,344
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity earnings of subsidiaries	(44,803)	—	—	44,803	—
Dividends received from affiliates	23,295	—	—	(23,295)	—
Depreciation and amortization	157	45,059	3,345	(80)	48,481
Changes in value of life insurance contracts	—	(501)	—	—	(501)
Other changes in noncurrent assets and liabilities	2,160	11,539	(392)	33	13,340
Changes in operating assets and liabilities:	(68)	(7,969)	1,540	—	(6,497)
Net cash provided by operating activities	26,085	93,688	3,689	(23,295)	100,167
Investing activities:
Utility plant expenditures	—	(81,505)	(4,753)	—	(86,258)
Investment in affiliates	(46,850)			46,850
Changes in affiliate advances	(5,455)	4,778	(200)	877	—
Proceeds from affiliates long-term debt	699	—	—	(699)	—
Purchase of life insurance contracts	—	(3,207)	—	—	(3,207)
Changes in restricted cash	—	354	—	—	354
Net cash (used in) investing activities	(51,606)	(79,580)	(4,953)	47,028	(89,111)
Financing Activities:
Short-term borrowings	64,900	35,000	—	—	99,900
Repayment of short-term borrowings	(20,000)	(65,000)	—	—	(85,000)
Investment from affiliates		42,000	4,850	(46,850)
Changes in affiliate advances	(48)	1,814	(889)	(877)	—
Repayment of affiliates long-term borrowings	—	—	(699)	699	—
Repayment of long-term debt	—	(2,919)	(1,685)	—	(4,604)
Advances and contributions in aid for construction	—	8,239	541	—	8,780
Refunds of advances for construction	—	(4,809)	(49)	—	(4,858)
Dividends paid to non-affiliates	(23,295)	—	—	—	(23,295)
Dividends paid to affiliates	—	(23,005)	(290)	23,295	—
Net cash (used in) provided by financing activities	21,557	(8,680)	1,779	(23,733)	(9,077)
Change in cash and cash equivalents	(3,964)	5,428	515	—	1,979
Cash and cash equivalents at beginning of period	5,280	20,790	1,436	—	27,506
Cash and cash equivalents at end of period	$1,316	$26,218	$1,951	$—	$29,485

CALIFORNIA WATER SERVICE GROUP

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the nine months ended September 30, 2013

(In thousands)

	Parent Company	Cal Water	All Other Subsidiaries	Consolidating Adjustments	Consolidated
Operating activities:
Net income (loss)	$41,588	$42,177	$(1,311)	$(40,866)	$41,588
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity earnings of subsidiaries	(40,916)	—	—	40,916	—
Dividends received from affiliates	21,981	—	—	(21,981)	—
Depreciation and amortization	42	42,509	2,600	(84)	45,067
Change in value of life insurance contracts	—	(1,147)	—	—	(1,147)
Other changes in noncurrent assets and liabilities	1,164	12,415	(29)	(49)	13,501
Changes in operating assets and liabilities	390	4,220	(1,803)	83	2,890
Net cash provided by (used in) operating activities	24,249	100,174	(543)	(21,981)	101,899
Investing activities:
Utility plant expenditures	(640)	(84,688)	(9,454)	—	(94,782)
Investment in affiliates	(35,000)	—	—	35,000	—
Net changes in affiliate advances	(9,583)	(2,359)	1,141	10,801	—
Repayment of affiliates long-term debt	913	7,797	—	(8,710)	—
Purchase of life insurance	—	(3,204)	—	—	(3,204)
Changes in restricted cash and other changes, net	—	1,148	—	—	1,148
Net cash (used in) investing activities	(44,310)	(81,306)	(8,313)	37,091	(96,838)
Financing Activities:
Short-term borrowings	15,315	20,000	—	—	35,315
Repayment of short-term borrowings	(68,275)	(45,000)	—	—	(113,275)
Proceeds from long-term debt	—	—	48	—	48
Repayment of long-term debt	—	(2,531)	(527)	—	(3,058)
Net changes in affiliate advances	—	(972)	11,773	(10,801)	—
Repayment of affiliates long-term debt	(7,796)	—	(914)	8,710	—
Advances and contributions in aid for construction	—	7,545	32	—	7,577
Refunds of advances for construction	—	(5,184)	(46)	—	(5,230)
Dividends paid to non-affiliates	(21,981)	—	—	—	(21,981)
Dividends paid to affiliates	—	(19,790)	(2,191)	21,981	—
Issuance of common stock, net	105,600	—	—	—	105,600
Investment from affiliates	—	35,000	—	(35,000)	—
Net cash provided by (used in) financing activities	22,863	(10,932)	8,175	(15,110)	4,996
Change in cash and cash equivalents	2,802	7,936	(681)	—	10,057
Cash and cash equivalents at beginning of period	1,470	34,609	2,711	—	38,790
Cash and cash equivalents at end of period	$4,272	$42,545	$2,030	$—	$48,847

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

•                       the ability to satisfy requirements related to the Sarbanes-Oxley and Dodd-Frank Acts, and other regulations on internal controls;

•                       the unknown impact of contagious diseases, such as Ebola, avian flu, H1N1 flu and severe accute respiratory syndrome (SARs), on the Company’s operations;

•                  the impact of cyber security breaches on the Company’s financial, human resources, and operational information systems; and

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

•                       goodwill accounting and evaluation for impairment; and

•                       contingencies.

For the nine-month period ended September 30, 2014, there were no changes in the methodology for computing critical accounting estimates, no additional accounting estimates met the standards for critical accounting policies, and there were no material changes to the important assumptions underlying the critical accounting estimates.

RESULTS OF THIRD QUARTER 2014 OPERATIONS COMPARED TO

THIRD QUARTER 2013 OPERATIONS

Amounts in thousands except share data

Overview

Net income for the three month period ended September 30, 2014 was $33.7 million or $0.70 per diluted common share compared to net income of $29.2 million or $0.61 per diluted common share for the three month period ended September 30, 2013.  Net income increased $4.5 million during the third quarter of 2014 compared to the third quarter of 2013.  The increase was mostly due to net rate increases from the Cal Water 2012 General Rate Case (GRC) decision and a smaller effect from reductions to administrative and general, other operations, net interest and property tax expenses.   The Cal Water GRC decision was authorized during the third quarter of 2014 and as a result, the Company realized an increase in net income of $8.5 million during the three months ended September 30, 2014.  This increase relates to rate increases and regulatory mechanisms associated with the 2012 GRC.  The increase to net income was partially offset by increases in income tax, maintenance, and depreciation and amortization expenses.  The increase to income taxes during the third quarter of 2014 was due mostly to an increase in net operating income and a decrease in tax benefits during the third quarter of 2014 compared to the prior year.  Net other (loss) income, was a loss of $0.2 million during the third quarter of 2014 compared to income of $0.5 million during the three month period ended September 30, 2013.  The decrease of $0.7 million was mostly due to an increase in corporate development costs during the third quarter of 2014 compared to the prior year.

Operating Revenue

Operating revenue increased $6.8 million or 3.7% to $191.2 million in the third quarter of 2014.  As a result of the authorized rate design in the 2012 GRC, Cal Water’s revenue shifted from quantity based WRAM revenue to fixed rate charge revenue. Fixed rate charge revenue is primarily service fee revenue but also includes unmetered flat revenue.  The factors that impacted the operating revenue for the third quarter of 2014 as compared to 2013 are as follows:

Net change in service, flat, and other revenue	$22,167
Health care balancing account	1,949
Pension balancing account	(18)
Conservation balancing account	(636)
Deferral of revenue	(1,650)
Net effect of WRAM	(15,032)
Net operating revenue increase	$6,780

The net change in to service, flat and other revenue in the above table was mainly driven by an increase in service charge revenue related to the 2012 GRC as there was a shift from quantity to service charge revenue.  Service, flat and other revenue of $21.6 million was recorded as interim rates revenue for the first 8 months of 2014. The remaining revenue increase relates to rate increases in 2014 compared to 2013.

The health care balancing account in the above table refers to the difference between actual expenses and adopted rate recovery.  The increase of $1.9 million is due to higher actual health care expenses as compared to adopted rate recovery in 2014.

The conservation balancing account in the above table refers to the difference between actual expenses and adopted rate recovery.  The decrease of $0.6 million is due to lower actual conservation expenses as compared to adopted rate recovery in 2014.

The deferral of revenue in the table above occurs whenever a district net receivable balance is estimated to be collected more than 24 months after the respective reporting period in which it was recognized.  The deferral in 2014 has decreased because of an increase in actual consumption relative to adopted consumption, which has caused a decrease in the net receivables that are expected to be collected more than 24 months after the respective reporting period in which it was recognized.

The net effect of WRAM in the above table was the revenue changes recognized by the WRAM and MCBA. The WRAM is impacted by changes in consumption patterns from our historical trends as well as an increase in conservation efforts. The MCBA, which records the differences in production costs from the adopted costs, is recorded as an adjustment to revenue as it represents pass through costs which are billed to customers. The MCBA is impacted by changes in total production quantities, the production mix of the source of water, the price paid for purchased water and power, and the amount of pump taxes paid.   WRAM revenue decreased $23.0 million during the three months ended September 30, 2014 compared to the three months ended September 30, 2013 due to a decrease in the sales forecast in the 2012 GRC decision.  This was partially offset by an increase in the MCBA adjustment of $8.0 million during the three months ended September 30, 2014 compared to the three months ended September 30, 2013 as actual MCBA costs relative to adopted costs has increased.

Total Operating Expenses

Total operating expenses were $150.4 million for the third quarter of 2014, versus $148.6 million for the same period in 2013, a 1% increase.

Water production expense consists of purchased water, purchased power, and pump taxes. It represents the largest component of total operating expenses, accounting for approximately 45% of total operating expenses in the third quarter of 2014. Water production expenses decreased 5% compared to the same period last year mostly due to a decrease in customer usage.

Sources of water as a percent of total water production are listed in the following table:

	Three Months Ended September 30
	2014	2013
Well production	50%	49%
Purchased	47%	47%
Surface	3%	4%
Total	100%	100%

The components of water production costs are shown in the table below:

	Three Months Ended September 30
	2014	2013	Change
Purchased water	$51,466	$55,586	$(4,120)
Purchased power	11,872	11,599	273
Pump taxes	3,642	3,429	213
Total	$66,980	$70,614	$(3,634)

Purchased water costs decreased due to a decrease in customer demand.  Total water production, measured in acre feet, decreased by 12% during the third quarter of 2014 as compared to the third quarter of 2013.

Administrative and general expense and other operations expense decreased 7% to $39.5 million during the third quarter of 2014 as compared to the third quarter of 2013 mostly due to a decrease in pension benefit expenses and conservation plan program expenses which was partially offset by an increase in employee wages and outside service expenses. Wage increases became effective January 1, 2014.  At September 30, 2014, there were 1,133 employees and at September 30, 2013, there were 1,121 employees.

Maintenance expense increased by 5% to $4.8 million in the third quarter of 2014 compared to $4.6 million in the third quarter of 2013, due to an increase in groundwater treatment facilities, transmission and distribution mains, pumping equipment, and well repair costs.

Depreciation and amortization expense increased $0.1 million, or 1%, due to capital additions.

Federal and state income tax expense for operating expenses increased $8.1 million during the third quarter of 2014 as compared to the third quarter of 2013 mostly due to an increase in net operating income and a decrease in tax benefits.  During the third quarter of 2014 there was a $2.3 million tax benefit compared to a tax benefit of $4.1 million during the third quarter of 2013.  Federal and state income taxes charged to other income and expenses decreased $0.5 million in the third quarter of 2014 mostly due to an increase in corporate development costs.

Property and other taxes decreased $0.2 million during the third quarter of 2014 as compared to the third quarter of 2013 due to a reduction in our assessed property values.

Other Income and Expenses

Net other (loss) income decreased $0.7 million in the third quarter of 2014 mostly due to an increase in corporate development costs and an unrealized loss on our benefit plan insurance investments during the third quarter of 2014 compared to the same period last year.  The unrealized loss on our benefit plan insurance investments was $0.2 million during the third quarter of 2014 compared to an unrealized gain of $0.6 million during the third quarter of 2013.

Interest Expense

Net interest expense, net of interest capitalized, decreased $0.2 million, or 3%, to $7.0 million for the third quarter of 2014 compared to the same period last year. The decrease was mostly due to $40.0 million of first mortgage bonds maturing during the fourth quarter of 2013 which was partially offset by an increase in short term borrowings and a decrease in capitalized interest charged to construction projects.

RESULTS OF THE NINE MONTHS ENDED SEPTEMBER 30, 2014 OPERATIONS COMPARED TO

THE NINE MONTHS ENDED SEPTEMBER 30, 2013 OPERATIONS

Amounts in thousands except share data

Overview

Net income for the nine month period ended September 30, 2014 was $45.3 million or $0.95 per diluted common share compared to net income of $41.6 million or $0.90 per diluted common share for the nine month period ended September 30, 2013.   Net income increased $3.7 million during the first nine months of 2014 compared to the first nine months of 2014.  The increase was mostly due to net rate increases and regulatory mechanisms authorized in the Cal Water GRC decision and a smaller effect from reductions to net interest expenses and property tax expenses.  The increase to net income was partially offset by increases in income tax, depreciation and amortization, and maintenance expenses.  The increase to income taxes was mostly due to an increase in net operating income.  Net other income, net of income taxes, for the nine month period ended September 30, 2014 was $0.6 million compared to $1.1 million for the nine month period ended September 30, 2013.  The decrease of $0.5 million was mostly due to an increase in corporate development costs during the nine month period ended September 30, 2014 compared to the prior year.

Operating Revenue

Operating revenue increased $9.7 million or 2% to $460.1 million during the first nine months of 2014.  As a result of the authorized rate design in the 2012 GRC, Cal Water’s revenue shifted from quantity based WRAM revenue to fixed rate charge revenue. Fixed rate charge revenue is primarily service fee revenue but also includes unmetered flat revenue.The factors that impacted the operating revenue during the first nine months of 2014 as compared to the first nine months of 2013 are as follows:

Net change in service, flat and other revenue	$22,221
Health care balancing account	1,949
Conservation balancing account	(839)
Deferral of revenue	(1,583)
Pension balancing account	(3,392)
Net effect of WRAM	(8,644)
Net operating revenue increase	$9,712

The net change in service, flat and other revenue in the above table was mainly driven by an increase in service charge revenue related to the 2012 GRC as there was a shift from quantity to service charge revenue.

The health care balancing account in the above table refers to the difference between actual expenses and adopted rate recovery.  The increase of $1.9 million is due to higher actual health care expenses as compared to adopted rate recovery in 2014.

The conservation balancing account in the above table refers to the difference between actual expenses and adopted rate recovery.  The decrease of $0.8 million is due to lower actual conservation expenses as compared to adopted rate recovery in 2014.

The pension balancing account in the above table refers to the difference between actual expenses and adopted rate recovery.  The decrease of $3.4 million is due to lower actual pension expenses as compared to adopted rate recovery in 2014.

The deferral of revenue in the table above occurs whenever a district net receivable balance is estimated to be collected more than 24 months after the respective reporting period in which it was recognized.  The deferrals are reversed when district net receivable balances are estimated to be collected within 24-months.  The deferral in 2014 has decreased because of an increase in actual consumption relative to adopted consumption, which has caused a decrease in the net receivables that are expected to be collected more than 24 months after the respective reporting period in which it was recognized.

The net effect of WRAM in the above table was the revenue changes recognized by the WRAM and MCBA. The WRAM is impacted by changes in consumption patterns from our historical trends as well as an increase in conservation efforts. The MCBA, which records the differences in production costs from the adopted costs, is recorded as an adjustment to revenue as it represents pass through costs which are billed to customers. The MCBA is impacted by changes in total production quantities, the production mix of the source of water, the price paid for purchased water and power, and the amount of pump taxes paid.   WRAM revenue decreased $19.5 million during the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 due to a decrease in the sales forecast in the 2012 GRC decision.  This was partially offset by an increase in the MCBA adjustment of $10.9 million during the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 as actual MCBA costs relative to adopted costs has increased.

Total Operating Expenses

Total operating expenses were $394.8 million for the first nine months of 2014, compared to $388.0 million for the same period in 2013, a 2% increase.

Water production expense consists of purchased water, purchased power, and pump taxes. It represents the largest component of total operating expenses, accounting for approximately 44% of total operating expenses during the first nine months 2014. Water production expenses increased 1% compared to the same period last year mostly due to pump tax rate increases and well production increases in areas where pump tax is assessed.

Sources of water as a percent of total water production are listed in the following table:

	Nine months Ended September 30
	2014	2013
Well production	50%	47%
Purchased	47%	48%
Surface	3%	5%
Total	100%	100%

The components of water production costs are shown in the table below:

	Nine months Ended September 30
	2014	2013	Change
Purchased water	$137,894	$138,315	$(421)
Purchased power	26,578	25,228	1,350
Pump taxes	9,825	8,413	1,412
Total	$174,297	$171,956	$2,341

Purchased water costs decreased due to a decrease in customer demand.  Total water production, measured in acre feet, decreased by 6% during the first nine months of 2014 as compared to the first nine months of 2013.

Administrative and general expense and other operations expense decreased $2.7 million to $120.8 million during the first nine months of 2014 as compared to the first nine months of 2013 mostly due to decreases in employee pension benefit costs and a decrease in conservation plan program expenses due to the success of prior years’ conservation efforts.  The expense decrease was partially offset by increases to employee wages, health care costs, outside service fees, and business insurance costs.  Wage increases became effective January 1, 2014.

Maintenance expense increased by 15% to $14.8 million during the first nine months of 2014 compared to $12.9 million during the first nine months of 2013, due to an increase in groundwater treatment facilities, transmission and distribution mains, pumping equipment, and well repair costs.

Depreciation and amortization expense increased $3.2 million, or 7%, mostly due to 2013 capital additions.

Federal and state income tax expense for operating expenses increased $3.0 million during the first nine months of 2014 compared to the same period last year because of an increase in net operating income.  During the first nine months of 2014 and 2013, tax benefits were $4.8 million.  Federal and state income taxes charged to other income and expenses decreased $0.4 million during the first nine months of 2014 mostly due to an increase in corporate development costs and a reduction in unrealized gains on our benefit plan insurance investments.  The current estimated effective tax rate is 34% for fiscal year 2014.

Property and other taxes decreased $1.0 million during the first nine months of 2014 as compared to the first nine months of 2013 due to a reduction in our assessed property values.

Other Income and Expenses

Net other income, net of income taxes, decreased $0.6 million during the first nine months of 2014 compared to the same period of 2013 the decrease was due to an increase in corporate development costs and lower unrealized gains on our benefit plan insurance investments.

Interest Expense

Net interest expense, decreased $1.4 million, or 6%, to $20.5 million for the nine month period ended September 30, 2014 compared to the same period in 2013. The decrease was mostly due to $40.0 million of first mortgage bonds maturing during the fourth quarter of 2013 which was partially offset by an increase in short term borrowings and a decrease in capitalized interest charged to construction projects.

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

GRCs, escalation rate increase filings, and offset filings change rates to amounts that will remain in effect until the next GRC. The CPUC follows a rate case plan, which requires Cal Water to file a GRC for each of its regulated operating districts every three years. In a GRC proceeding, the CPUC not only considers the utility’s rate setting requests, but may also consider other issues that affect the utility’s rates and operations. The CPUC is generally required to issue its GRC decision prior to the first day of the test year or authorize interim rates. In accordance with the CPUC’s rate case plan for Class A water utilities, Cal Water filed a GRC on July 5, 2012 that is applicable to all of its regulated California districts.  The Commission issued a Decision 14-08-011 resolving the rate case in the third quarter of 2014 with rates effective back to January 1, 2014.  Under the CPUC’s rate case plan, Cal Water will file its next GRC application in July 2015.

Between GRC filings Cal Water may file escalation rate increases, which allows Cal Water to recover cost increases, primarily from inflation and incremental investment, during the second and third years of the rate case cycle. However, escalation rate increases are subject to a weather-normalized earnings test on a district-by-district basis. Under the earnings test, the CPUC may reduce the escalation rate increase if, in the most recent 12-month period, this earnings test reflects earnings in excess of what was authorized for that district.

In addition, California water utilities are entitled to make offset filings. Offset filings may be filed to adjust revenues for construction projects authorized in GRCs when the plant is placed in service (referred to as “ratebase offsets”), or for rate changes charged to Cal Water for purchased water, purchased power, and pump taxes (referred to as “offsettable expenses”). Such rate changes approved in offset filings remain in effect until the next GRC is approved.

In pursuit of the CPUC’s water conservation goals, the CPUC decoupled Cal Water’s revenue requirement from customer consumption levels in 2008 by authorizing WRAM/MCBA for each ratemaking area. The WRAM/MCBA ensures that Cal Water recovers all of the quantity revenues authorized by the CPUC regardless of customer consumption. This removes the Company’s historical disincentive against the promotion of lower water usage among customers. Through an annual advice letter filing, Cal Water recovers any uncollected quantity revenue amounts authorized, or refunds over-collected quantity revenues, via surcharges and surcredits. The advice letters are filed between February and April of each year and address the net WRAM/MCBA balances collected for the previous calendar year. Most WRAM/MCBA balances have been revenue under- collections that are amortized through surcharges for a period of 12 or 18 months. The WRAM/MCBA amounts are cumulative, so if they are not amortized in a given calendar year, the balance will be carried forward and included with the following year balance.

2014 Regulatory Activity

California GRC filing

On July 5, 2012, Cal Water filed a GRC application seeking rate increases in all regulated operating districts in California beginning January 1, 2014. The GRC application requested an increase of $92.7 million or 19.4% in rates for 2014, $17.2 million or 3.0% in rates for 2015 and $16.9 million or 2.9% in rates for 2016. In addition to the CPUC’s Office of Ratepayer Advocates

(ORA), (formerly the Division of Ratepayer Advocates), several other entities representing various districts intervened in the case to become active parties. In early 2013, six parties submitted testimony in response to Cal Water’s application, and Cal Water submitted rebuttal testimony. Settlement negotiations began in May 2013, and on October 30, 2013, Cal Water entered into a settlement agreement with all parties who were active in the case at the time.

On December 19, 2013, the assigned Administrative Law Judge granted Cal Water’s request to continue applying existing rates on and after January 1, 2014 as interim rates and allowed Cal Water to track the difference between interim rates and the new rates eventually adopted in the proceeding in a memorandum account.  On August 14, 2014, the Commission issued Decision 14-08-011 adopting the proposed settlement and authorizing Cal Water to recover the balance in the memorandum account for interim rates   The GRC decision authorizes Cal Water to increase rates by $45.3 million or 9.2% in 2014, $10.1 million or 1.9%  in 2015 and $10.0 million or 1.8% in 2016. Also, the decision authorizes Cal Water to invest $449.4 million in districts throughout California over the three-year period from January 1, 2013 through December 31, 2015 in order to provide a safe and reliable water supply to its customers. Included in the $449.4 million in water system infrastructure improvements is $128.7 million that could be recovered through the Commission’s advice letter procedure upon completion of qualified projects which we estimate would provide an additional $19.0 million in revenue.    The new final rates went into effect on August 29, 2014.  On September 25, 2014 Cal Water filed an advice letter to begin recovering the interim rate balance of $30.6 million via surcharges starting September 30, 2014.

Federal Income Tax Bonus Depreciation

In 2011, Cal Water filed for and received approval to track the benefits from federal income tax accelerated depreciation in a memorandum account due to the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010. Additional federal income tax deductions for assets placed in service after September 8, 2010, and before December 31, 2011, were $0.1 million for 2010, $16.5 million for 2011, $14.4 million for 2012, and $10.6 million for 2013. The memorandum account may result in a surcredit because of the impact to Cal Water’s revenue requirement for changes to working cash estimates, reductions to federal income tax qualified U.S. production activities deductions (QPAD), and changes to contributions-in-aid-of-construction. As of September 30, 2014 and December 31, 2013, the estimated surcredit range is between $1.0 million and $1.5 million. The CPUC will determine the disposition of amounts recorded in the memorandum account in Cal Water’s next GRC proceeding.

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

Asbestos Memorandum Account Application

On September 3, 2014, Cal Water Filed an application with the CPUC requesting an asbestos litigation memorandum account to record costs associated with current and future asbestos lawsuits against Cal Water.  Cal Water’s application has been accepted by the CPUC with the preliminary determination that the case is a ratesetting proceeding that will not require evidentiary hearings.  No procedural schedule has yet been established for the proceeding.

WRAM/MCBA filings

In March 2014, Cal Water filed three advice letters to true up the revenue under-collections in the 2013 annual WRAMs/MCBAs of its regulated districts. A total under- collection of $34.9 million is being recovered from customers in the form of 12, 18 or 20+ month surcharges.

Expense Offset filings

Expense offsets are dollar-for-dollar increases in revenue to match increased expenses, and therefore do not affect net operating income. In July 2014, Cal Water filed advice letters to offset increased purchased water and pump taxes in six of its regulated districts totaling $6.6 million.

Ratebase Offset filings

For construction projects that are authorized in GRCs as advice letter projects, companies are allowed to file rate base offsets to increase revenues after the plant is placed into service. Cal Water did not file any Ratebase offsets in the third quarter of 2014.

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

2012 Waikoloa (Hawaii) GRC Filings

In August 2012, Hawaii Water filed general rate cases for the Waikoloa Village Water, Waikoloa Village Wastewater and Waikoloa Resort Utilities requesting $6.3 million in additional annual revenues. The cases are being processed at this time on separate schedules.  Hawaii Water and the Consumer Advocate reached settlements on the rate filings for Waikoloa Village Water, Wastewater, and Resort Utilities which would increase annual revenues by $2.7 million if adopted by the Hawaii Public Utilities Commission. On July 23, 2014, the Hawaii Public Utilities Commission approved Waikaloa Resort Utilities, Inc. general rate case authorizing annual revenue increase of $2.0 million.

LIQUIDITY

Cash flow from Operations

Cash flow from operations for the first nine months of 2014 was $100.2 million compared to $101.9 million for the same period of 2013. Cash generated by operations varies during the year due to customer billings, timing of contributions to our benefit plans, and timing of estimated tax payments.

During the first nine months of 2014 we made contributions of $16.4 million to our pension and retiree health care plans compared to contributions of $28.1 million made during the first nine months of 2013.  The 2014 estimated cash contribution to the pension plans is $26.8 million and to the other postretirement benefit plans is $9.6 million.

During the first nine months of 2014 we received a $6.0 million refund for 2013 calendar year federal and state income tax payments.  No federal and state income refunds were received during the prior year.

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

Investing Activities

During the first the first nine months of 2014 and 2013, we used $86.3 million and $94.8 million, respectively, of cash for both company-funded and developer-funded capital expenditures. For 2014, our capital budget is approximately $110 to $130 million.  Annual expenditures fluctuate each year due to the availability of construction resources and our ability to obtain construction permits in a timely manner.

Financing Activities

Net cash used in financing activities was $9.1 million during the first nine months of 2014 compared to $5.0 million cash provided by financing activities for the same period of 2013.

During the first nine months of 2014, we borrowed $99.9 million and paid down $85.0 million on our unsecured revolving credit facilities.

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

The undercollected net WRAM and MCBA receivable balances were $44.5 million as of September 30, 2014 and $46.3 million as of December 31, 2013, respectively. The undercollected balances were primarily financed by Cal Water using short-term and long-term financing arrangements to meet operational cash requirements. Interest on the undercollected balances, the interest recoverable from ratepayers, is limited to the current 90-day commercial paper rates which is significantly lower than Cal Water’s short and long-term financing rates.

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

During the first nine months of 2014, we utilized cash generated operations and borrowings on the unsecured revolving credit facilities. We have not issued Company common stock or first mortgage bonds in 2014. In future periods, management anticipates funding our capital needs through a relatively balanced approach between long term debt and equity.

As of September 30, 2014, there were short-term borrowings of $61.7 million outstanding on the unsecured revolving credit facilities compared to $46.8 million as of December 31, 2013.  The increase in short-term borrowings during the first nine months of 2014 was to fund capital expenditures and general operations.

Given our ability to access our lines of credit on a daily basis, cash balances are managed to levels required for daily cash needs and excess cash is invested in short-term or cash equivalent instruments. Minimal operating levels of cash are maintained for Washington Water, New Mexico Water, and Hawaii Water.

Both short-term credit agreements contain affirmative and negative covenants and events of default customary for credit facilities of this type including, among other things, limitations and prohibitions relating to additional indebtedness, liens, mergers, and asset sales. Also, these unsecured credit agreements contain financial covenants governing the Company and its subsidiaries’ consolidated total capitalization ratio not to exceed 66.7% and an interest coverage ratio of three or more. As of September 30, 2014, we are in compliance with all of the covenant requirements and are eligible to use the full amount of our credit facilities.

Bond principal and other long-term debt payments were $4.6 million during the first nine months of 2014 compared to $3.1 million during the first nine months of 2013.

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

Dividends

During the first nine months of 2014, our quarterly common stock dividend payments were $0.1625 per share compared to quarterly common stock dividend payments of $0.160 per common share during first nine months of 2013. The third quarter dividend payment was our 278th consecutive quarterly dividend. Annualized, the 2014 dividend rate is $0.65 per common share, compared to $0.64 in 2013. For the full year 2013, the payout ratio was 63% of net income. On a long-term basis, our goal is to achieve a dividend payout ratio of 60% of net income accomplished through future earnings growth.

At its October 29, 2014 meeting, the Board declared the third quarter dividend of $0.1625 per share payable on November 21, 2014, to stockholders of record on November 10, 2014. This was our 279th consecutive quarterly dividend.

2014 Financing Plan

We intend to fund our capital needs in future periods through a relatively balanced approach between long-term debt and equity. The Company and Cal Water have a syndicated unsecured revolving line of credit of $100 million and $300 million, respectively for short-term borrowings. As of September 30, 2014, the Company’s availability on these unsecured revolving lines of credit was $338 million.

Book Value and Stockholders of Record

Book value per common share was $13.02 at September 30, 2014 compared to $12.54 at December 31, 2013.  There were approximately 2,191 stockholders of record for our common stock as of October 23, 2014.

Utility Plant Expenditures

During the first nine months of 2014, capital expenditures totaled $86.3 million for company-funded and developer-funded projects. The planned 2014 company-funded capital expenditure budget is approximately $110 to $130 million. The actual amount may vary from the budget number due to timing of actual payments related to current year and prior year projects. We do not control third-party-funded capital expenditures and therefore are unable to estimate the amount of such projects for 2014.

At September 30, 2014, construction work in progress was $120.9 million compared to $156.6 million at September 30, 2013. Work in progress includes projects that are under construction but not yet complete and placed in service.

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

Historically, approximately 46 percent of our annual water supply is pumped from wells.  State groundwater management agencies operate differently in each state.   Some of our wells extract ground water from water basins under state ordinances.   These are adjudicated groundwater basins, in which a court has settled the dispute between landowners or other parties over how much annual groundwater can be extracted by each party.  All of our adjudicated groundwater basins are located in the State of California.  Our annual groundwater extraction from adjudicated groundwater basins approximates 6,400 million gallons or 11% of our total annual water supply pumped from wells.  Historically, we have extracted less than 100% of our annual adjudicated groundwater rights and have the right to carry forward up to 20% of the unused amount to the next annual period.  All of our remaining wells extract ground water from managed or unmanaged water basins.   There are no set limits for the ground water extracted from these water basins; however, the state or local water management agencies have the authority to regulate the groundwater extraction quantity whenever there are unforeseen large decreases to water basin levels.  Our annual groundwater extraction from managed groundwater basins approximates 35,000 million gallons or 60% percent of our total annual water supply pumped from wells.  Our annual groundwater extraction from unmanaged groundwater basins approximates 17,000 million gallons or 29 percent of our total annual water supply pumped from wells.  Most of the managed groundwater basins we extract water from have groundwater recharge facilities.  We are required to pay well pump taxes to financially support these groundwater recharge facilities.   Our well pump taxes for the twelve months ending December 31, 2013 and the nine months ending September 30, 2014 was $10.8 million and $9.8 million, respectively.

California’s normal weather pattern yields little precipitation between mid-spring and mid-fall. The Washington Water service areas receive precipitation in all seasons, with the heaviest amounts during the winter. New Mexico Water’s rainfall is heaviest in the summer monsoon season. Hawaii Water receives precipitation throughout the year, with the largest amounts in the winter months. Water usage in all service areas is highest during the warm and dry summers and declines in the cool winter months. Rain and snow during the winter months replenish underground water aquifers and fill reservoirs, providing the water supply for subsequent delivery to customers. As of October 1, 2014, the State of California snowpack water content and rainfall accumulation during the 2013 — 2014 water year is 63% of normal (per the California Department of Water Resources, Northern Sierra Precipitation Accumulation report). Precipitation in California during the first nine months of 2014 was below normal. Management believes that supply pumped from underground aquifers and purchased from wholesale suppliers will be adequate to meet customer demand during 2014 and beyond. Long-term water supply plans are developed for each of our districts to help assure an adequate water supply under various operating and supply conditions. Some districts have unique challenges in meeting water quality standards, but management believes that supplies will meet current standards using current treatment processes.

CONTRACTUAL OBLIGATIONS

During the first nine months of 2014, there were no material changes in contractual obligations outside the normal course of business.

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

Our management, with the participation of our CEO and our CFO, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2014. Based on that evaluation, we concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

(b) Changes to Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

On May 14, 2013, the Committee of Sponsoring Organizations of the Treadway Commission (COSO) issued an updated version of its Internal Control-Integrated Framework (2013 Framework). Originally issued in 1992 (1992 Framework), the framework helps organizations design, implement and evaluate the effectiveness of internal control concepts and simplify their use and application. The 1992 Framework remains available during the transition period, which extends to December 15, 2014, after which time COSO will consider it as superseded by the 2013 Framework. As of September 30, 2014, the Company continues to utilize the 1992 Framework during the transition to the 2013 Framework by the end of 2014.

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

CALIFORNIA WATER SERVICE GROUP
Registrant

October 30, 2014	By:	/s/ Thomas F. Smegal III
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