Form 10-K
period 2014-12-31
CALIFORNIA WATER SERVICE GROUP
filed 2015-02-26
CIK 1035201

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant was $1,156.9 million on June 30, 2014, the last business day of the registrant's most recently completed second fiscal quarter. The valuation is based on the closing price of the registrant's common stock as traded on the New York Stock Exchange.

         Common stock outstanding at February 09, 2015, 47,800,997 shares.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the definitive proxy statement for the California Water Service Group 2015 Annual Meeting are incorporated by reference into Part III hereof.

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

  •
  new legislation;

  •
  changes in California State Water Resources Control Board water quality standards;

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

  •
  the unknown impact of contagious diseases, such as Ebola, avian flu, H1N1 flu and severe acute respiratory syndrome (SARs), on the Company's operations;

  •
  the impact of cyber security breaches on the Company's financial, human resources, and operational information systems; and

  •
  the risks set forth in "Risk Factors" included elsewhere in this annual report.

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

        Our business is conducted through our operating subsidiaries. The bulk of the business consists of the production, purchase, storage, treatment, testing, distribution and sale of water for domestic, industrial, public and irrigation uses, and for fire protection. We also provide non-regulated water- related services under agreements with municipalities and other private companies. The non-regulated services include full water system operation, billing and meter reading services. Non-regulated operations also include the lease of communication antenna sites, lab services, and promotion of other non- regulated services. Earnings may be significantly affected by the sale of surplus real properties if and when they occur.

        During the year ended December 31, 2014, there were no significant changes in the kind of products produced or services rendered or those provided by our operating subsidiaries, or in the markets or methods of distribution.

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

Regulated Business

        California water operations are conducted by the Cal Water and CWS Utility Services entities, which provide service to approximately 477,900 customers in 83 California communities through 25 separate districts. Of these 25 districts, 23 districts are regulated water systems, which are subject to regulation by the California Public Utilities Commission (CPUC). Cal Water operates two leased water systems, the City of Hawthorne and the City of Commerce, which are governed through their respective city councils and are outside of the CPUC's jurisdiction. California water operations account for approximately 94% of our total customers and approximately 94% of our total consolidated operating revenue.

        Hawaii Water provides service to approximately 4,300 water and wastewater customers on the islands of Maui and Hawaii, including several large resorts and condominium complexes. Hawaii's regulated operations are subject to the jurisdiction of the Hawaii Public Utilities Commission. Hawaii Water accounts for less than 1% of our total customers and approximately 3% of our total operating revenue.

        Washington Water provides domestic water service to approximately 16,300 customers in the Tacoma and Olympia areas. Washington Water's utility operations are regulated by the Washington Utilities and Transportation Commission. Washington Water accounts for approximately 3% of our total customers and approximately 2% of our total consolidated operating revenue.

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

        We operate the City of Hawthorne and the City of Commerce water systems under lease agreements. In accordance with the lease agreements, we receive all revenues from operating the systems and are responsible for paying the operating costs. The City of Hawthorne and the City of Commerce lease revenues are governed through their respective city councils and are considered non- regulated because they are outside of the CPUC's jurisdiction. We report revenue and expenses for the City of Hawthorne and City of Commerce leases in operating revenue and operating expenses because we are entitled to retain all customer billings and are generally responsible for all operating expenses. These leases are considered "nontariffed products and services (NTPS)" by the CPUC and require a 10% revenue sharing.

        In October 2011, an agreement was negotiated with the City of Hawthorne to lease and operate its water system. The system, which is located near the Hermosa Redondo district, serves about half of Hawthorne's population. The capital lease agreement required an up-front $8.1 million lease deposit to the city that is being amortized over the lease term. Additionally, annual lease payments of $0.9 million are made to the city and shall be increased or decreased each year on July 1, by the same percentage that the rates charged to customers served by the water system increased or decreased, exclusive of pass-through increases or decreases in the cost of water, power, and city-imposed fees, compared to the rates in effect on July 1 of the prior year, provided, that in no event will the annual lease payment be less than $0.9 million. Under the lease we are responsible for all aspects of system operation and capital improvements, although title to the system and system improvements reside with the city. Capital improvements are recorded as depreciable plant and equipment and depreciated per the asset lives set forth in the agreement. In exchange, we receive all revenue from the water system, which was $7.8 million, $7.7 million and $7.6 million in 2014, 2013, and 2012, respectively. At the end of the lease, the city is required to reimburse us for the unamortized value of capital improvements made during the term of the lease. The City of Hawthorne capital lease is a 15-year lease and expires in 2026.

        In July 2003, an agreement was negotiated with the City of Commerce to lease and operate its water system. The lease requires us to pay $0.8 million per year in monthly installments and pay $200 per acre-foot for water usage exceeding 2,000 acre-feet per year plus a percentage of certain operational savings that may be realized. Under the lease agreement, we are responsible for all aspects of the system's operations. The city is responsible for capital expenditures, and title to the system and system improvements resides with the city. We bear the risks of operation and collection of amounts billed to customers. The agreement includes a procedure to request rate changes for cost changes outside of our control and other cost changes. In exchange, we receive all revenue from the system, which totaled $2.1 million in 2014, $2.0 in 2013, and $1.9 million in 2012. The City of Commerce lease is a 15-year lease and expires in 2018.

Non-Regulated Activities

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

  •
  leasing communication antenna sites on our properties;

  •
  billing of optional third-party insurance programs to our residential customers;

  •
  operating recycled water systems;

  •
  providing meter reading and billing services;

  •
  providing lab services for water quality testing;

  •
  selling surplus property; and

  •
  other services as requested by the client.

        The revenues and expenses for leased water systems are included in operating revenues and operating expenses. All other non-regulated revenues and expenses are reported below net operating income on the income statement. Due to the variety of services provided and activities being outside of our core business, the number of customers is not tracked for these non-regulated activities, except customers for the City of Hawthorne and the City of Commerce. Effective June 30, 2011, the CPUC adopted new rules surrounding provision of unregulated services using utility assets and employees. As a result, nearly all California unregulated activities are now considered NTPS. The prescribed accounting for these NTPS is incremental cost allocation plus revenue sharing with regulated customers. Non-regulated services determined to be "active activities" require a 10% revenue sharing and "passive activities" require a 30% revenue sharing. The amount of non-regulated revenues subject to revenue sharing is the total billed revenues less any authorized pass through costs. Some examples of CPUC authorized pass through costs are purchased water, purchased power, and pump taxes. All of the non-regulated services listed above, except property leases, are "active activities" subject to a 10% revenue sharing. Property leases are "passive activities" subject to a 30% revenue sharing. The 2014 and 2013 revenue sharing was $2.3 million and $2.1 million, respectively. Any significant change in revenue sharing due to the new rules will be reflected in adopted rates after the next general rate case.

        We provide operating and maintenance, meter reading and customer billing services for several municipalities in California. We also provide sewer and refuse billing services to several municipalities. Revenues for these services were $10.6 million, $9.3 million, and $11.2 million in 2014, 2013, and 2012, respectively.

        We lease antenna sites to telecommunication companies, which place equipment at various Company-owned sites. Lease revenues totaled $2.0 million in each of 2014, 2013 and 2012. The antennas are used in cellular phone and personal communication applications. We continue to negotiate new leases for similar uses.

        In 2006, we started an Extended Service Protection (ESP) program in California covering certain repairs to residential customer's water line between the meter and the home. The non-regulated program was operated by CWS Utility Services. Typically the utility is responsible for servicing and maintaining the water line up to and including the meter. The home owner is responsible for the water line from the meter to the house. In late 2007, we contracted with Home Service USA to replace the ESP program with an insurance product. Home Service USA now provides water line protection insurance, sewer line protection insurance, and internal plumbing protection insurance to Cal Water's customers who request it. Cal Water includes charges for these optional NTPS on its bills. Revenues for these services were $2.1 million in each of 2014, 2013, and 2012.

Operating Segment

        We operate in one reportable segment, the supply, and distribution of water and providing water-related utility services. For information about revenue from external customers, net income and total assets; see "Item 8. Financial Statements and Supplementary Data."

Growth

        We intend to continue exploring opportunities to expand our regulated and non-regulated water and wastewater activities in the western United States. The opportunities could include system acquisitions, lease arrangements similar to the City of Hawthorne and City of Commerce contracts, full service system operation and maintenance agreements, meter reading, billing contracts and other utility-related services.

Geographical Service Areas and Number of Customers at Year-end

        Our principal markets are users of water within our service areas. Most of the geographical service areas are regulated; however, the City of Hawthorne and City of Commerce are included due to similarities in structure and risk of operations. The approximate number of customers served in each district is as follows:

        Regulated Customers, City of Hawthorne and City of Commerce Customers at December 31, (rounded to the nearest hundred)

	2014	2013
SAN FRANCISCO BAY AREA
Bayshore (serving South San Francisco, Colma, Broadmoor, San Mateo and San Carlos)	53,500	53,300
Bear Gulch (serving portions of Menlo Park, Atherton, Woodside and Portola Valley)	18,900	18,800
Los Altos (including portions of Cupertino, Los Altos Hills, Mountain View and Sunnyvale)	18,900	18,800
Livermore	18,500	18,400

	109,800	109,300

SACRAMENTO VALLEY
Chico (including Hamilton City)	28,700	28,400
Oroville	3,600	3,500
Marysville	3,700	3,700
Dixon	2,900	2,900
Willows	2,400	2,400

	41,300	40,900

NORTH COAST
Redwood Valley (Lucerne, Duncans Mills, Guerneville, Dillon Beach, Noel Heights & portions of Santa Rosa)	1,900	1,900

	1,900	1,900

SALINAS VALLEY
Salinas	28,400	28,300
King City	2,600	2,500

	31,000	30,800

SAN JOAQUIN VALLEY
Bakersfield	70,100	69,600
Stockton	43,300	43,000
Visalia	42,400	41,700
Selma	6,300	6,300
Kern River Valley	4,100	4,200

	166,200	164,800

	2014	2013
LOS ANGELES AREA
East Los Angeles	26,800	26,700
Hermosa Redondo (serving Hermosa Beach, Redondo Beach and a portion of Torrance)	26,700	26,700
Dominguez (Carson and portions of Compton, Harbor City, Long Beach, Los Angeles and Torrance)	34,000	33,900
Palos Verdes (including Palos Verdes Estates, Rancho Palos Verdes, Rolling Hills Estates and Rolling Hills)	24,100	24,100
Westlake (a portion of Thousand Oaks)	7,100	7,100
Antelope Valley (Fremont Valley, Lake Hughes, Lancaster & Leona Valley)	1,400	1,400
Hawthorne and Commerce (leased municipal systems)	7,600	7,500

	127,700	127,400

CALIFORNIA TOTAL	477,900	475,100
HAWAII	4,300	4,200
NEW MEXICO	7,600	7,600
WASHINGTON	16,300	16,000

COMPANY TOTAL	506,100	502,900

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

        GRCs, escalation rate increase filings, and offset filings change rates to amounts that will remain in effect until the next GRC. The CPUC follows a rate case plan, which requires Cal Water to file a GRC for each of its regulated operating districts every three years. In a GRC proceeding, the CPUC not only considers the utility's rate setting requests, but may also consider other issues that affect the utility's rates and operations. The CPUC is generally required to issue its GRC decision prior to the first day of the test year or authorize interim rates. In accordance with the CPUC's rate case plan for Class A water utilities, Cal Water will file its next GRC application in July 2015.

        Between GRC filings Cal Water may file escalation rate increases, which allows Cal Water to recover cost increases, primarily from inflation and incremental investment, during the second and third years of the rate case cycle. However, escalation rate increases are subject to an earnings test on a district-by-district basis. Under the earnings test, the CPUC may reduce the escalation rate increase if, in the most recent 12-month period, this earnings test reflects earnings in excess of what was authorized for that district.

        In addition, California water utilities are entitled to make offset filings. Offset filings may be filed to adjust revenues for construction projects authorized in GRCs when the plant is placed in service (referred to as "ratebase offsets"), or for rate changes charged to Cal Water for purchased water, purchased power, and pump taxes (referred to as "offsettable expenses"). Such rate changes approved in offset filings remain in effect until the next GRC is approved.

        In pursuit of the CPUC's water conservation goals, the CPUC decoupled Cal Water's revenue requirement from customer consumption levels in 2008 by authorizing a Water Revenue Adjustment Mechanism (WRAM) and Modified Cost Balancing Account (MCBA) for each ratemaking area. The WRAM and MCBA ensure that Cal Water recovers all of the quantity revenues authorized by the CPUC regardless of customer consumption. This removes the Company's historical disincentive against promoting lower water usage among customers. Through an annual advice letter filing, Cal Water recovers any uncollected quantity revenue amounts authorized, or refunds over-collected quantity revenues, via surcharges and credits. The advice letters are filed between February and April of each year and address the net WRAM and MCBA balances collected for the previous calendar year. Most WRAM and MCBA balances have been revenue under- collections that are amortized through surcharges for a period of 12 or 18 months. The WRAM and MCBA amounts are cumulative, so if they are not amortized in a given calendar year, the balance is carried forward and included with the following year balance.

  2014 Regulatory Activity

  California GRC filing

        On July 5, 2012, Cal Water filed a GRC application seeking rate increases in all regulated operating districts in California beginning January 1, 2014. The GRC application requested an increase of $92.7 million or 19.4% in rates for 2014, $17.2 million or 3.0% in rates for 2015 and $16.9 million or 2.9% in rates for 2016. In addition to the CPUC's Office of Ratepayer Advocates (ORA), (formerly the Division of Ratepayer Advocates), several other entities representing various districts intervened in the case to become active parties. In early 2013, six parties submitted testimony in response to Cal Water's application, and Cal Water submitted rebuttal testimony. Settlement negotiations began in May 2013, and on October 30, 2013, Cal Water entered into a settlement agreement with all parties who were active in the case at the time.

        On December 19, 2013, the assigned Administrative Law Judge granted Cal Water's request to continue applying existing rates on and after January 1, 2014 as interim rates and allowed Cal Water to track the difference between interim rates and the new rates eventually adopted in the proceeding in a memorandum account. On August 14, 2014, the Commission issued Decision 14-08-011 adopting the proposed settlement and authorizing Cal Water to recover the balance in the memorandum account for interim rates. The GRC decision authorizes Cal Water to increase rates by $45.3 million or 9.2% in 2014, $10.1 million or 1.9% in 2015 and $10.0 million or 1.8% in 2016. Also, the decision authorizes Cal Water to invest $449.4 million in districts throughout California over the three-year period from January 1, 2013 through December 31, 2015 in order to provide a safe and reliable water supply to its customers. Included in the $449.4 million in water system infrastructure improvements is $128.7 million that could be recovered through the CPUC's advice letter procedure upon completion of qualified projects which we estimate would provide an additional $19.0 million in revenue. The new final rates went into effect on August 29, 2014. On September 25, 2014 Cal Water filed an advice letter to begin recovering the interim rate balance of $30.6 million via surcharges starting September 30, 2014.

  Federal Income Tax Bonus Depreciation

        In 2011, Cal Water filed for and received approval to track the benefits from federal income tax accelerated depreciation in a memorandum account due to the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010. Additional federal income tax deductions for assets placed in service after September 8, 2010, and before December 31, 2011, were $0.1 million for 2010, $16.5 million for 2011, $14.4 million for 2012, and $10.6 million for 2013. The memorandum account may result in a surcredit because of the impact to Cal Water's revenue requirement for changes to working cash estimates, reductions to federal income tax qualified U.S. production activities deductions (QPAD), and changes to contributions-in-aid-of-construction. As of December 31, 2014 the estimated surcredit range is between

$1.0 million and $1.5 million. The CPUC will determine the disposition of amounts recorded in the memorandum account in Cal Water's 2015 GRC proceeding.

  Selma Groundwater Surcharges

        In January 2014, Cal Water and the City of Selma jointly filed an application to apply groundwater surcharges to customers in the Selma District via a line item on customers' bills. The surcharges will be used by the City of Selma and the Consolidated Irrigation District for groundwater recharge projects in the Upper Kings River Basin, which is in overdraft. The ORA submitted testimony opposing the application. Under the application, groundwater surcharges were to be phased in over 8 years to eventually collect approximately $0.8 million a year. Under an all-party settlement filed on November 21, 2014, Cal Water will report on the progress of the recharge projects in future rate cases, and groundwater surcharges will be phased in over 8 years to eventually collect approximately $0.6 million a year. The Commission is reviewing the proposed settlement, and will likely issue a proposed decision approving, modifying, or rejecting the settlement in the first quarter of 2015.

  Asbestos Memorandum Account Application

        On September 3, 2014, Cal Water filed an application with the CPUC requesting an asbestos litigation memorandum account to record costs associated with current and future asbestos lawsuits against Cal Water. Cal Water and the ORA engaged in mediation and reached a settlement. Cal Water and the ORA filed a joint motion for approval of the settlement with the CPUC on February 6, 2015.

  WRAM/MCBA filings

        In March 2014, Cal Water filed three advice letters totaling $34.9 million to true up the revenue under-collections in the 2013 annual WRAM/MCBA regulated districts. The under- collection is being recovered from customers in the form of 12, 18 or 20+ month surcharges.

  Expense Offset filings

        Expense offsets are dollar-for-dollar increases in revenue to match increased expenses, and therefore do not affect net operating income. In July 2014, Cal Water filed advice letters to offset increased purchased water and pump taxes in six of its regulated districts totaling $6.6 million.

  Escalation Increase filings

        As a part of the decision of the 2012 GRC, Cal Water was authorized to file annual escalation rate increases for 2015 and 2016. In November 2014, Cal Water filed for escalation rate increases in 16 districts. The annual gross revenue associated with these increases was $4.8 million. New rates were effective January 2, 2015.

  Ratebase Offset filings

        For construction projects that are authorized in GRCs as advice letter projects, companies are allowed to file rate base offsets to increase revenues after the plant is placed into service. Cal Water did not file any Ratebase offsets in 2014.

Regulatory Activity—Other States

  2014 Kona (Hawaii) GRC Filing

        In August 2014, Hawaii Water filed a GRC for Kona water and wastewater requesting $3.3 million. Hawaii Water is currently working with the Consumer Advocate to reach a settlement on this filing.

  2014 Washington Water GRC Filing

        On August 14, 2014, Washington Water filed a GRC requesting $1.5 million. On January 15, 2015, the Washington Public Utilities Commission approved the rate case authorizing annual revenue increase of $1.7 million, in part due to updated information. New rates were effective February 1, 2015.

  2012 Waikoloa (Hawaii) GRC Filings

        In August 2012, Hawaii Water filed GRCs for the Waikoloa Village Water, Waikoloa Village Wastewater and Waikoloa Resort Utilities requesting $6.3 million in additional annual revenues. The cases were being processed on separate schedules. Hawaii Water and the Consumer Advocate reached settlements on the rate filings for Waikoloa Village Water, Wastewater, and Resort Utilities which would increase annual revenues by $2.7 million if adopted by the Hawaii Public Utilities Commission. On July 23, 2014, the Hawaii Public Utilities Commission approved Waikoloa Resort Utilities, Inc. GRC authorizing revenue increases of $2.0 million, phased in over two years.

  2011 Pukalani (Hawaii) GRC Filing

        In August 2011, Hawaii Water filed a GRC for Pukalani. On January 15, 2014, Hawaii Water received a Decision and Order for the GRC for the Pukalani wastewater system approving $0.59 million in additional annual revenues. This decision approved an increase of $0.28 million in 2014, another increase of $0.15 million in 2015, and another increase of $0.15 million in 2016. Increases are anticipated to go into effect annually in February.

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

        Historically, approximately 48% of our annual water supply is pumped from wells. State groundwater management agencies operate differently in each state. Some of our wells extract ground water from water basins under state ordinances. These are adjudicated groundwater basins, in which a court has settled the dispute between landowners or other parties over how much annual groundwater can be extracted by each party. All of our adjudicated groundwater basins are located in the State of California. Our annual groundwater extraction from adjudicated groundwater basins approximates 6,500 million gallons or 11% of our total annual water supply pumped from wells. Historically, we have extracted less than 100% of our annual adjudicated groundwater rights and have the right to carry forward up to 20% of the unused amount to the next annual period. All of our remaining wells extract ground water from managed or unmanaged water basins. There are no set limits for the ground water extracted from these water basins; however, the state or local water management agencies have the authority to regulate the groundwater extraction quantity whenever there are unforeseen large decreases to water basin levels. Our annual groundwater extraction from managed groundwater basins approximates 35,600 million gallons or 61% of our total annual water supply pumped from wells. Our annual groundwater extraction from unmanaged groundwater basins approximates 16,100 million gallons or 28% of our total annual water supply pumped from wells. Most of the managed groundwater basins we extract water from have groundwater recharge facilities. We are required to pay well pump taxes to financially support these groundwater recharge facilities. Our well pump taxes for the twelve months ending December 31, 2014 and 2013 was 12.9 million and 10.8 million, respectively. In 2014, the State of California enacted the Sustainable Groundwater Management Act of 2014. The law and its implementing regulations will require most basins to select a sustainability agency by 2017, develop a sustainability plan by 2022, and show progress toward sustainability by 2027. We expect that in the future, groundwater will be produced mainly from managed and adjudicated basins.

        California's normal weather pattern yields little precipitation between mid-spring and mid-fall. The Washington Water service areas receive precipitation in all seasons, with the heaviest amounts during the winter. New Mexico Water's rainfall is heaviest in the summer monsoon season. Hawaii Water receives precipitation throughout the year, with the largest amounts in the winter months. Water usage in all service areas is highest during the warm and dry summers and declines in the cool winter months. Rain and snow during the winter months replenish underground water aquifers and fill reservoirs, providing the water supply for subsequent delivery to customers. As of January 31, 2015, the State of California snowpack water content during the 2014—2015 water year is 25% of normal (per the California Department of Water Resources, Northern Sierra Precipitation Accumulation report). Precipitation in California during 2014 was below normal. Management believes that supply pumped from underground aquifers and purchased from wholesale suppliers will be adequate to meet customer demand during 2015 and beyond. However, water rationing may be required in future periods, if declared by the state or local jurisdictions. Long-term water supply plans are developed for each of our districts to help assure an adequate water supply under various operating and supply conditions. Some districts have unique challenges in meeting water quality standards, but management believes that supplies will meet current standards using current treatment processes.

        The following table shows the estimated quantity of water purchased and the percentage of purchased water to total water production in each California operating district that purchased water in 2014. Other than noted below, all other districts receive 100% of their water supply from wells.

District	Water Purchased (MG)	Percentage of Total Water Production	Source of Purchased Supply
SAN FRANCISCO BAY AREA
Bayshore	6,994	95%	San Francisco Public Utilities Commission
Bear Gulch	4,295	100%	San Francisco Public Utilities Commission
Los Altos	2,239	52%	Santa Clara Valley Water District
Livermore	1,775	66%	Alameda County Flood Control and Water Conservation District, Zone 7
SACRAMENTO VALLEY
Oroville	650	75%	Pacific Gas and Electric Co. and County of Butte
NORTH COAST
Redwood Valley	80	72%	Yolo County Flood Control & Water Conservation District
SAN JOAQUIN VALLEY
Bakersfield	8,476	36%	Kern County Water Agency and City of Bakersfield
Stockton	6,131	74%	Stockton East Water District
LOS ANGELES AREA
East Los Angeles	3,384	65%	Central Basin Municipal Water District
Dominguez	11,481	85%	West Basin Municipal Water District and City of Torrance
City of Commerce	122	16%	Central Basin Municipal Water District
Hawthorne	883	57%	West Basin Municipal Water District
Hermosa Redondo	3,401	84%	West Basin Municipal Water District
Palos Verdes	6,888	100%	West Basin Municipal Water District
Westlake	2,861	100%	Calleguas Municipal Water District
Antelope/Kern	161	29%	Antelope Valley-East Kern Water Agency and City of Bakersfield

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

        Purchases for the Los Altos, Livermore, Oroville, Redwood Valley, Stockton, and Bakersfield districts are pursuant to long-term contracts expiring on various dates after 2014. The water supplies purchased for the Dominguez, East Los Angeles, Hermosa Redondo, Palos Verdes, and Westlake districts as well as the Hawthorne and Commerce systems are provided by public agencies pursuant to a statutory obligation of continued non- preferential service to purveyors within the agencies' boundaries. Purchases for the Bayshore and Bear Gulch districts are in accordance with long-term contracts with the San Francisco Public Utilities Commission (SFPUC) until June 30, 2034.

        Management anticipates water supply contracts will be renewed as they expire though the price of wholesale water purchases is subject to pricing changes imposed by the various wholesalers.

        Shown below are wholesaler price rates and increases that became effective in 2014 and estimated wholesaler price rates and percent changes for 2015. In 2014, several districts experienced significant purchased water cost increases resulting in a significant impact in the 2014 MCBA balance and the filing of several purchased water offsets.

		2014			2015
	Effective Month		Percent Change	Effective Month		Percent Change
District		Unit Cost			Unit Cost
Antelope	January	$375.00 /af	7.45%	January	$451.00 /af	20.27%
Bakersfield(1)	July	$143.00 /af	0.70%	July	$143.00 /af	0.00%
Bear Gulch	July	$2.93 /ccf	19.59%	July	$2.93 /ccf	0.00%
Commerce(2)	July	$1,029.00 /af	4.26%	January	$1,062.00 /af	3.21%
Dominguez(2)	July	$1,171.00 /af	5.88%	January	$1,204.00 /af	2.82%
East Los Angeles(2)	July	$1,029.00 /af	4.26%	January	$1,062.00 /af	3.21%
Hawthorne(2)	July	$1,171.00 /af	5.88%	January	$1,204.00 /af	2.82%
Hermosa Redondo(2)	July	$1,171.00 /af	5.88%	January	$1,204.00 /af	2.82%
Livermore	January	$2.23 /ccf	2.76%	January	$2.29 /ccf	2.69%
Los Altos	July	$847.00 /af	8.59%	July	$847.00 /af	0.00%
Oroville(2)	May	$168,060.00 /yr	0.79%	April	$168,060.00 /yr	0.00%
Palos Verdes(2)	July	$1,171.00 /af	5.88%	January	$1,204.00 /af	2.82%
Mid-Peninsula	July	$2.93 /ccf	19.59%	July	$2.93 /ccf	0.00%
Redwood Valley	January	$59.85 /af	5.00%	January	$59.85 /af	0.00%
So. San Francisco	July	$2.93 /ccf	19.59%	July	$2.93 /ccf	0.00%
Stockton	April	$730,218.00/ mo	1.08%	April	$730,218.00/mo	0.00%
Westlake	January	$1,173.00 /af	4.83%	January	$1,210.00 /af	3.15%

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

        We maintain a fleet of vehicles to provide service to our customers, including a number of heavy duty diesel vehicles that were retrofitted to meet California emission standards. If future legislation further impacts the cost to operate the fleet or the fleet acquisition cost in order to meet certain emission standards, it will increase our cost of service and our rate base. Any increase in fleet operating costs associated with meeting emission standards will be included in our cost of service paid by our rate payers as requested in our general rate case filings. While recovery of these costs is not guaranteed, we would expect recovery in the regulatory process.

        Under the California Environmental Quality Act (CEQA), all capital projects of a certain type (primarily wells, tanks, major pipelines and treatment facilities) require mitigation of green house gas emissions. The cost to prepare the CEQA documentation and permit is estimated to add tens of thousands of dollars to such capital projects. This cost will be included in our capital cost and added to our rate base, which will be requested to be paid for by our rate payers. Any increase in the operating cost of the facilities will also be included in our cost of service paid by our rate payers as requested in our general rate case filings. While recovery of these costs is not guaranteed, we would expect recovery in the regulatory process.

        Cap and trade regulations were implemented in 2012 with the goal of reducing emissions to 1990 levels by the year 2020. These regulations have not impacted water utilities at this time. In the future, if we are required to comply with these regulations, any increase in operating costs associated with meeting these standards will be included in our cost of service paid by our rate payers as requested in our general rate case filings. While recovery of these costs is not guaranteed, we would expect recovery in the regulatory process.

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

Employees

        At December 31, 2014, we had 1,105 employees, including 55 at Washington Water, 44 at Hawaii Water, and 14 at New Mexico Water. In California, most non-supervisory employees are represented by the Utility Workers Union of America, AFL-CIO, except certain engineering and laboratory employees who are represented by the International Federation of Professional and Technical Engineers, AFL-CIO.

        At December 31, 2014, we had 708 union employees. In January 2015, we negotiated a six year contract that included 2015, 2016, and 2017 wage increases with both of our unions of 3.25% and 2.75%, and 2.75%, respectively. Annual wage increases for 2018, 2019, and 2020 are estimated to be in the range from 2.5% to 3.25%. The wage changes will fluctuate with the changes to the Consumer Price Index (CPI) for the Los Angeles area. In the event an annual wage increase is determined to be greater than 3.25% or less that 2.0%, either party may request to re-open negotiations for wages only. Such notice must be served on the other party no later than 60 days after the publication of such CPI data. The current agreement with the unions is effective through 2020. Management believes that it maintains good relationships with the unions.

        Employees at Washington Water, New Mexico Water, and Hawaii Water are not represented by unions.

Executive Officers of the Registrant

Name	Positions and Offices with California Water Service Group	Age
Martin A. Kropelnicki(1)	President and Chief Executive Officer since September 1, 2013. Formerly, President and Chief Operating Officer (2012-2013), Chief Financial Officer and Treasurer (2006-2012), served as Chief Financial Officer of Power Light Corporation (2005-2006), Chief Financial Officer and Executive Vice President of Corporate Services of Hall Kinion and Associates (1997-2004), Deloitte & Touche Consulting (1996-1997), held various positions with Pacific Gas & Electric (1989-1996).	48
Thomas F. Smegal III(2)	Vice President, Chief Financial Officer and Treasurer since October 1, 2012. Formerly, Vice President, Regulatory Matters and Corporate Relations (2008-2012), Manager of Rates (2002-2008), Regulatory Analyst (1997-2002), served as Utilities Engineer at the California Public Utilities Commission (1990-1997).	47
Francis S. Ferraro(2)	Vice President of Corporate Development and Legal since October 1, 2005. Formerly, Vice President of Regulatory Affairs and Corporate Communications (1989-2005), held various positions with the California Public Utilities Commission, including Administrative Law Judge, project manager on major energy and water rate proceedings, and Manager of the Energy Rate Design and Economics Branch (1973-1989).	65

Name	Positions and Offices with California Water Service Group	Age
Paul G. Townsley(2)	Vice President of Regulatory Matters and Corporate Relations effective in March 2013. Formerly Divisional Vice President, Operations and Engineering for EPCOR Water USA (2012-2013), served as President of American Water Works Company subsidiaries in Arizona, New Mexico, and Hawaii (2007-2012), served as American Water Works Company's President, Western Region (2002-2007), held various other positions with Citizens Utilities Company (1982-2002).	57
Michael B. Luu(2)	Vice President of Customer Service and Information Technology since August 1, 2013. Formerly Acting California Water Service Company District Manager, Los Altos (2012-2013), Director of Information Technology (2008-2012), CIS Development Manager (2005-2008), held various other positions with California Water Service Company since 1999.	35
Michael J. Rossi(2)	Vice President of Continuous Improvement since July 1, 2013. Formerly Vice President, Engineering and Water Quality (2005-2013) Chief Engineer (1997-2005), Assistant Chief Engineer (1988-1997), held various other positions with California Water Service Company since 1977.	61
Timothy D. Treloar(2)	Vice President of Operations since August 1, 2013. Formerly Director of Water Quality (2013), California Water Service Company District Manager, Bakersfield (2002-2013), Assistant District Manager (1997-2002), General Superintendent (1994-1997).	57
Ronald D. Webb(2)	Vice President of Human Resources since August 11, 2014. Formerly Managing Director, Human Resources Partner for United Airlines (2006-2014), served as Vice President of Human Resources for Black & Decker Corporation (1995-2005), Human Resource Manager for General Electric Company (1990-1994), and held various labor relations positions for National Steel and Shipbuilding Company (1982-1989).	58

Name	Positions and Offices with California Water Service Group	Age
Lynne P. McGhee(2)	Vice President and General Counsel since January 1, 2015. Formerly Corporate Secretary (2007-2014), Associate Corporate Counsel (2003-2014), and served as a Commissioner legal advisor and staff counsel at the California Public Utilities Commission (1998-2003).	50
David B. Healey(2)	Vice President, Corporate Controller and Assistant Treasurer since January 1, 2015. Formerly Corporate Controller and Assistant Treasurer (2012-2014), Director of Financial Reporting (2009-2012), served as Subsidiary Controller for SunPower Corporation (2005-2009), Corporate Controller for Hall, Kinion & Associates, Inc. (1997-2005), held various other positions with Pacific Gas & Electric Company (1985-1997).	58
Shannon C. Dean(2)	Vice President of Corporate Communications & Community Affairs since January 1, 2015. Formerly Director of Corporate Communications (2000-2014), held various corporate communications, government and community relations for Dominguez Water Company (1991-1999).	47
Michelle R. Mortensen(2)	Corporate Secretary since January 1, 2015. Formerly Assistant Corporate Secretary (2014), Treasury Manager (2012-2013), Assistant to the Chief Financial Officer (2011), Regulatory Accounting Manager (2008-2010), held various accounting positions at Piller Data Systems (2006-2007), Hitachi Global Storage (2005), Abbot Laboratories (1998-2004), and Symantec (1998-2001).	40

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

        California Water Service Company, New Mexico Water Service Company, Washington Water Service Company and Hawaii Water Service Company, Inc., are regulated public utilities which provide water and water related service to our customers. The rates that we charge our water customers are subject to the jurisdiction of the regulatory commissions in the states in which we operate. These Commissions may set water and water related rates for each operating district independently because the systems are not interconnected. The Commissions authorize us to charge rates which they consider to be sufficient to recover normal operating expenses, to provide funds for adding new or replacing water infrastructure, and to allow us to earn what the Commissions consider to be a fair and reasonable return on invested capital.

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

        Regulatory agencies may change their rules and policies for various reasons, including changes in the local political environment. In some states, regulators are elected by popular vote or are appointed by elected officials, and the results of elections may change the long-established rules and policies of an agency dramatically. For example, in 2001 regulation regarding recovery of increases in electrical rates changed in California. For over 20 years prior to 2001, the CPUC allowed recovery of electric rate increases under its operating rules. However, in 2003, the CPUC reinstated its policy to allow utilities to adjust their rates for rate changes by the power companies. The original decision by the commission to change its policy, as well as its subsequent decision to reinstate that policy, affected our business.

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

        On July 1, 2014, the California Department of Public Health (CDPH) changed the water quality standard for chromium-6 in our water supply. The new standard requires us to have 10 parts per billion or less of chromium-6 in our California water supply. We have two districts where every well does not comply with the new standard. The new standard is expected to restrict water supply significantly increase capital spending and operation expenses in the impacted districts. The commission authorized a memorandum account in 2014 to track all costs associated with compliance with the new chromium-6 standard. Although we would likely seek permission to recover additional costs of compliance through rate increases, we can give no assurance that the CPUC would approve rate increases to enable us to recover these additional compliance costs.

Legislation regarding climate change may impact our operations.

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

        There is strong scientific consensus that human activity including carbon emissions is changing the chemical and thermodynamic characteristics of the atmosphere and the earth's overall climate. Because scientific efforts have been global in nature, and because climate modeling has not yet been predictive on a local scale, there is tremendous uncertainty over the timing, extent, and types of impacts global climate change may have in our service areas. In addition, studies of tree ring data show long periods of drought conditions have occurred in the historical record in California but prior to our operation. Thus, we include potential climate change risks in our water supply planning activities. We also periodically review the climate change plans of our wholesalers to determine whether alternative supplies may be necessary in the future. However, we can give no assurance that replacement water supplies will be available at a reasonable cost or a cost acceptable to our customers and Commissions.

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

        The cost to obtain water for delivery to our customers varies depending on the sources of supply, wholesale suppliers' prices, the quality of water required to be treated and the quantity of water produced to fulfill customer water demand. Our source of supply varies among our operating districts. Certain districts obtain all of their supply from wells; some districts purchase all of the supply from wholesale suppliers; and other districts obtain the supply from a combination of wells and wholesale suppliers. A small portion of supply comes from surface sources and is processed through Company-owned water treatment plants. On average, slightly more than half of the water we deliver to our customers is pumped from wells or received from a surface supply with the remainder purchased from wholesale suppliers. Water purchased from suppliers usually costs us more than surface supplied or well pumped water. The cost of purchased water for delivery to customers represented 34.5% and 35.9% of our total operating costs in 2014 and 2013, respectively.

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

        Purchased power is a significant operating expense. During 2014 and 2013, purchased power expense represented 6.4% and 6.3% of our total operating costs, respectively. These costs are beyond our control and can change unpredictably and substantially as occurred in California during 2001 when rates paid for electricity increased 48%. As with purchased water, purchased power costs are included in the MCBA. Cash flows between rate filings may be adversely affected until the commission authorizes a rate change but earnings will be minimally impacted. Cost of chemicals used in the delivery of water is not an element of the MCBA and therefore variances in quantity or cost could impact the results of operations.

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

Our inability to access the capital or financial markets could affect our ability to meet our liquidity needs at reasonable cost and our ability to meet long-term commitments. Changes in economic conditions in our markets could affect our customers' ability to pay for water services. Any of these could adversely affect our results of operations, cash flows and financial condition.

        We rely on our current credit facilities to fund short-term liquidity needs if internal funds are not available from operations. Specifically, given the seasonal fluctuations in demand for our water we commonly draw on our credit facilities to meet our cash requirements at times in the year when demand is relatively low. We also may occasionally use letters of credit issued under our revolving credit facilities. Disruptions in the capital and credit markets could adversely affect our ability to draw on our credit facilities. Our access to funds under our credit facilities is dependent on the ability of our banks to meet their funding commitments.

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

        Our billed revenues will decrease, and such decrease may be material, if a significant business or industrial customer terminates or materially reduces its use of our water. Approximately $136.4 million, or 22.8%, of our 2014 water utility revenues was derived from business and industrial customers. If any of our large business or industrial customers in California reduce or cease its consumption of our water, the impact to net operating income would be minimal to our operations due to the WRAM and MCBA, but could impact our cash flows. In Hawaii, we serve a number of large resorts which if their water usage was reduced or ceased could have a material impact to our Hawaii operation. The delay between such date and the effective date of the rate relief may be significant and could adversely affect our operating results and cash flows.

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

Our non-regulated activities operate in a competitive market.

        While a majority of our business is regulated, our non-regulated activities participates in a competitive market. We compete with several larger companies whose size, financial resources, customer base and technical expertise may restrict our ability to compete successfully for certain operations and maintenance contracts. Due to the nature of our contract operations business, and to the very competitive nature of the market, we must accurately estimate the cost and profitability of each project while, at the same time, maintaining prices at a level low enough to compete with other companies. Our inability to achieve this balance could adversely impact our results of operations.

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

        At December 31, 2014, 708 of our 1,105 total employees were union employees. Most of our unionized employees are represented by the Utility Workers Union of America, AFL-CIO, except certain engineering and laboratory employees who are represented by the International Federation of Professional and Technical Engineers, AFL-CIO.

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

We rely on our information technology ("IT") and a number of complex business systems to assist with the management of our business and customer and supplier relationships, and a disruption of these systems could adversely affect our business.

        Our IT systems are an integral part of our business, and a serious disruption of our IT systems could significantly limit our ability to manage and operate our business efficiently, which, in turn, could cause our business and competitive position to suffer and adversely affect our results of operations. We depend on our IT systems to bill customers, process orders, provide customer service, manage construction projects, manage our financial records, track assets, remotely monitor certain of our plants and facilities and manage human resources, inventory and accounts receivable collections. Our IT systems also enable us to purchase products from our suppliers and bill customers on a timely basis, maintain cost-effective operations and provide service to our customers. Some of our mission and business critical IT systems are older, such as our SCADA (Supervisory Control and Data Acquisition) system. Although we do not believe that our IT systems are at a materially greater risk of cyber security incidents than other similar organizations, our IT systems remain vulnerable to damage or interruption from:

  •
  power loss, computer systems failures, and internet, telecommunications or data network failures;

  •
  operator negligence or improper operation by, or supervision of, employees;

  •
  physical and electronic loss of customer data due to security breaches, cyber attacks, misappropriation and similar events;

  •
  computer viruses;

  •
  intentional security breaches, hacking, denial of services actions, misappropriation of data and similar events; and

  •
  Earthquakes, floods, fires, mudslides and other natural disasters.

        These events may result in physical and/or electronic loss of customer or financial data, security breaches, misappropriation and other adverse consequences. In addition, the lack of redundancy for certain of our IT systems, including billing systems, could exacerbate the impact of any of these events on us.

        In addition, we may not be successful in developing or acquiring technology that is competitive and responsive to the needs of our business, and we might lack sufficient resources to make the necessary upgrades or replacements of our outdated existing technology to allow us to continue to operate at our current level of efficiency.

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

  •
  regulatory recovery of deferred items;

  •
  possible tax uncertainties; and

  •
  projected collections of WRAM and MCBA receivables.

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

        We could be required to adopt IFRS or other accounting or financial reporting standards different from Generally Accepted Accounting Principles (GAAP) in the United States of America, which is currently applicable to our accounting and financial reporting. In 2008 the SEC released a proposed roadmap for the adoption of IFRS. The Financial Accounting Standards Board and the International Accounting Standards Board are currently working together to replace current GAAP with a convergence of GAAP and IFRS accounting standards. Under GAAP we are subject to the accounting procedures for accounting for the effects of certain types of regulation, which, among other things, allows us to defer certain costs if we believe it is probable that we will be allowed to recover those costs by future rate increases. Currently, IFRS does not contain provisions equivalent to the current GAAP accounting procedures. In 2014, the IASB issued IFRS 14 which basically allows for an adopter of IFRS to continue using regulatory accounting standards from its prior GAAP while the IASB works out its own regulatory accounting standard. The implementation and adoption of new accounting or financial reporting standards could affect our reported performance, which in turn could favorably or unfavorably impact our business, financial condition or results of operations. Furthermore, the transition to and application of new accounting or financial reporting standards could result in increased administrative costs.

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

        None.

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

        The real properties owned are held in fee simple title. Properties owned by Cal Water are subject to the lien of an Indenture of Mortgage and Deed of Trust dated April 17, 2009 (the California Indenture), securing Cal Water's first mortgage bonds, of which $408.1 million was outstanding at December 31, 2014. The California Indenture contains certain restrictions common to such types of instruments regarding the disposition of property and includes various covenants and restrictions. At December 31, 2014, our California utility was in compliance with the covenants of the California Indenture.

        Cal Water owns 626 wells and operates 5 leased wells. There are 432 owned storage tanks with a capacity of 271 million gallons, 2 leased storage tanks with a capacity of 0.4 million gallons, 29 managed storage tanks with a capacity of 20.8 million gallons, and 3 reservoirs with a capacity of 220 million gallons.

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

        Washington Water owns 342 wells and manages 114 wells. There are 128 owned storage tanks and 35 managed storage tanks with a storage capacity of 10 million gallons. There are 330 miles of supply and distribution lines.

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

Item 3.    Legal Proceedings.

        Information with respect to this item may be found under the subheading "Commitments and Contingencies" in Note 14 to the consolidated Financial Statements in Item 8, which is incorporated herein by reference.

Item 4.    Mine Safety Disclosures.

        Not applicable.

PART II

Item 5.    Market for Registrant's Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

        Our common stock is traded on the New York Stock Exchange under the symbol "CWT." At December 31, 2014, there were 47,806,190 common shares outstanding. There were 2,174 common stockholders of record as of February 09, 2015.

        During 2014, we paid a cash dividend of $0.6500 per common share, or $0.1625 per quarter. During 2013, we paid a cash dividend of $0.6400 per common share, or $0.1600 per quarter. On January 28, 2015, our Board of Directors declared a quarterly cash dividend of $0.1675 per common share payable on February 20, 2015, to stockholders of record on February 9, 2015. This represents our 48th consecutive year of increasing the annual dividend and marks the 280th consecutive quarterly dividend.

        We presently intend to pay quarterly cash dividends in the future consistent with past practices, subject to our earnings and financial condition, restrictions set forth in our debt instruments, regulatory requirements and such other factors as our Board of Directors may deem relevant.

        During 2014 and 2013, the common stock market price range and dividends per share for each quarter were as follows:

2014	First	Second	Third	Fourth
Common stock market price range:
High	$24.60	$24.37	$24.78	$26.37
Low	21.63	20.33	22.41	21.98
Dividends paid per common share	0.1625	0.1625	0.1625	0.1625

2013	First	Second	Third	Fourth
Common stock market price range:
High	$21.22	$20.84	$22.34	$23.43
Low	18.42	18.54	18.87	19.65
Dividends paid per common share	0.1600	0.1600	0.1600	0.1600

Five-Year Performance Graph

        The following performance graph compares the changes in the cumulative shareholder return on California Water Service Group's common stock with the cumulative total return on the Robert W. Baird Water Utility Index and the Standard & Poor's 500 Index during the last five years ended December 31, 2014. The comparison assumes $100 was invested on December 31, 2009, in California Water Service Group's common stock and in each of the forgoing indices and assumes reinvestment of dividends.

  Performance Graph Data

        The following descriptive data is supplied in accordance with Rule 304(d) of Regulations S-T:

	2009	2010	2011	2012	2013	2014
California Water Service Group	100	105	106	110	143	157
S &P 500	100	115	117	136	180	205
RW Baird Water Utility Index	100	120	138	166	195	241

        An initial $10,000 investment in the common stock of California Water Service Group on December 31, 2009 including reinvestment of dividends would be worth $15,700 at the end of the 5-year period ending December 31, 2014.

Item 6.    Selected Financial Data.

        The following selected consolidated financial data should be read in conjunction with our Consolidated Financial Statements and the Notes thereto and the information contained in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

        Historical results are not necessarily indicative of future results.

FIVE YEAR FINANCIAL REVIEW

	2014	2013	2012	2011	2010
	(Dollars in thousands, except common share and other data)
Summary of Operations
Operating revenue
Residential	$406,322	$406,824	$394,736	$375,703	$335,833
Business	111,438	111,529	106,674	100,050	90,992
Industrial	24,957	26,290	25,467	24,612	20,733
Public authorities	30,810	31,067	29,568	28,278	23,904
Other	16,766	17,553	26,567	(3,033)	11,666
MCBA net adjustment to increase (reduce) adopted revenue	7,206	(9,160)	(23,046)	(23,796)	(22,729)

Total operating revenue	597,499	584,103	559,966	501,814	460,399
Operating expenses	515,652	510,098	486,123	434,647	398,586
Interest expense, other income and expenses, net	25,109	26,751	25,015	29,455	24,157

Net income	$56,738	$47,254	$48,828	$37,712	$37,656

Common Share Data
Earnings per share—diluted	$1.19	$1.02	$1.17	$0.90	$0.90
Dividend paid	0.650	0.640	0.630	0.615	0.595
Dividend payout ratio	55%	63%	54%	68%	66%
Book value per share	$13.11	$12.54	$11.30	$10.76	$10.45
Market price at year-end	24.61	23.07	18.35	18.26	18.64
Common shares outstanding at year-end (in thousands)	47,806	47,741	41,908	41,817	41,667
Return on average common stockholders' equity	9.3%	8.8%	10.6%	8.5%	9.0%
Long-term debt interest coverage	4.29	3.42	3.45	3.11	3.59
Balance Sheet Data
Net utility plant	$1,590,431	$1,515,831	$1,457,056	$1,381,119	$1,294,297
Total assets	2,187,351	1,959,855	1,995,924	1,854,587	1,692,066
Long-term debt including current portion	425,840	434,050	481,250	488,165	481,561
Capitalization ratios:
Common stockholders' equity	59.5%	58.0%	49.6%	48.0%	47.5%
Preferred stock	—	—	—	—	—
Long-term debt	40.5%	42.0%	50.4%	52.0%	52.5%
Other Data
Estimated water production (million gallons)
Wells and surface supply	61,848	64,161	66,184	64,100	65,288
Purchased	56,434	62,202	59,708	56,253	56,654

Total estimated water production	118,282	126,363	125,892	120,353	121,942

Metered customers	472,500	464,800	458,400	451,900	438,600
Flat-rate customers	33,600	38,100	42,300	47,600	59,300

Customers at year-end**	506,100	502,900	500,700	499,500	497,900

New customers added	3,200	2,200	1,200	1,600	3,200
Revenue per customer	$1,181	$1,161	$1,118	$1,005	$925
Utility plant per customer	4,628	4,401	4,187	3,925	3,706
Employees at year-end	1,105	1,125	1,131	1,132	1,127

**
Includes customers of the City of Hawthorne and City of Commerce

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

        In 2014 and 2013, net income was $56.7 million and $47.3 million, respectively. Diluted earnings per share increased $0.17 to $1.19 or 16.7% from 2013 to 2014. Net income increased $9.5 million mostly due to incremental revenue with the approval of our 2012 GRC in California and reductions to administrative and general, other operations, net interest, and property tax expenses. We achieved these cost reductions primarily because we operated within our budget in 2014. The increase to net income was partially offset by increases in employee wages, income tax, maintenance, and depreciation and amortization expenses and a reduction to other income.

        In 2013 and 2012, net income was $47.3 million and $48.8 million, respectively. Diluted earnings per share decreased $0.15 to $1.02 or 13% from 2012 to 2013. The weighted average number of common shares outstanding used in the diluted earnings per share calculation increased to 46,417,000 shares in 2013 compared to 41,892,000 shares in 2012 mostly due to the sale of 5,750,000 shares of common stock on March 26, 2013. The $1.5 million decrease in net income was primarily attributable to cost increases for employee wages and benefits, water production costs, depreciation on plant placed into service during 2012, and property taxes. The decrease in net income was also due to the reversal of 2011 deferred WRAM revenues of $12.9 million and associated costs of $10.5 million that we recognized in 2012, a $0.6 million decrease in the unrealized pre-tax gain on our benefit plan insurance investments in 2013, and higher net interest expenses mostly due to a reduction in capital project spending in 2013. In 2013, the Company recorded a tax benefit of $4.9 million for state enterprise zone credits and state repairs deductions, which compared to a tax benefit of $6.2 million in 2012 for state repairs deductions. The 2013 cost increases were partially offset by cost reductions to other operations, maintenance expenses, and income taxes.

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

        Flat rate customers are billed in advance at the beginning of the service period. The revenue is prorated so that the portion of revenue applicable to the current period is included in that period's revenue, with the balance recorded as unearned revenue on the balance sheet and recognized as revenue when earned in the subsequent accounting period. Our unearned revenue liability was $1.5 million as of December 31, 2014 and 2013. This liability is included in "other accrued liabilities" on our consolidated balance sheets.

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

Goodwill Accounting and Evaluation for Impairment

        In November of 2014 and 2013, we performed annual impairment tests of the remaining goodwill balance of $2.6 million by comparing the fair value of Hawaii Water, the reporting unit, with its carrying amount, including goodwill and no impairment was recorded. Our analysis considered the approval of future rate case proceedings for the various operations of Hawaii Water based on historical rate of return filings allowed by the Hawaii Public Utilities Commission. To the extent the approved rate of return filings allowed by the Hawaii Public Utilities Commission are less than expected an impairment of the recorded goodwill may occur.

Income Taxes

        We account for income taxes using the asset and liability method. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. We measure deferred tax assets and liabilities at enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We recognize the effect on the deferred tax assets and liabilities of a change in tax rate in the period that includes the enactment date. We must also assess the likelihood that deferred tax assets will be recovered in future taxable income and, to the extent recovery is not probable, a valuation allowance would be recorded. In management's view, a valuation allowance was not required at December 31, 2014 or December 31, 2013.

        We anticipate that future rate actions by the regulatory commissions will reflect revenue requirements for the tax effects of temporary differences recognized, which have previously been passed through to customers. The regulatory commissions have granted the Company permission to reflect the normalization of the tax benefits of the federal accelerated methods and available Investment Tax Credits (ITCs) for all assets placed in service after 1980. ITCs are deferred and amortized over the lives of the related properties for book purposes. The commission requires flow-through accounting for state deferred taxes.

        During 2012, we filed an application for a change in tax accounting method with the Internal Revenue Service (IRS) to implement tangible property regulations specifically in regards to repairs and maintenance deductions. In September 2013, the U.S. Department of the Treasury (U.S. Treasury) and IRS issued the final tangible property regulations for repairs and maintenance deductions with an effective date of January 1, 2014. In August 2014, the U.S. Treasury and IRS issued the final regulations regarding dispositions of tangible property with an effective date of January 1, 2014. These tax regulations allowed the Company to deduct a significant amount of linear asset costs previously capitalized for book and tax purposes. The Company filed a tax accounting method change on its 2013 tax return for the repair and maintenance of linear assets within the guidance of the tangible property regulations.

        In 2013, we recorded $4.0 million net of any unrecognized tax benefit of State of California enterprise zone (EZ) credits for sales and use taxes and hiring incentives for the period from 2008 to 2013 based on an analysis of all district operations. The Company filed amended state income tax returns for tax years 2008, 2009, 2010, and 2011. Unused State of California EZ credits can carry-forward ten years. The Company has a carry-forward California EZ credits at $2.3 million net of any unrecognized tax benefit.

        The American Taxpayer Relief Act of 2012 was enacted on January 2, 2013, and extended the termination date of additional 50 percent first-year bonus depreciation (bonus depreciation) by one year. As a result, qualified property placed in service through the end of 2013 was eligible for bonus depreciation. On December 19, 2014, President Obama signed in to law the Tax Increase Prevention Act of 2014, which, among other provisions, retroactively extended the application of bonus depreciation to qualified property placed in service through the end of 2014.

        The Company's total federal net operating loss (NOL) carry-forward was $43.8 million and state NOL carry-forward was $49.9 million net of any unrecognized tax benefit as of December 31, 2014. The NOL carry-forward amounts are more likely than not to be recovered and therefore require no valuation allowance. The NOL carry-forward does not begin to expire until 2033. As of December 31, 2014 we had unrecognized tax benefits of approximately $7.9 million. Included in the balance of unrecognized tax benefits is approximately $1.6 million of tax benefits that, if recognized, would result in an adjustment to the Company's effective tax rate. The Company does not expect its unrecognized tax benefits to change significantly within the next twelve months.

        The State of Hawaii Department of Taxation is presently auditing the Company's 2010, 2011 and 2012 Hawaii state income tax returns. The State of California Board of Equalization is presently auditing the Company's 2010, 2011, and 2012 sales and use tax filings. The State of California Franchise Tax Board is presently auditing the Company's 2008 through 2011 enterprise zone filings. It is uncertain when the state audits will be completed. The Company believes that the final resolution of the state audits will not have a material impact on its financial condition or results of operations.

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

Results of Operations

  Operating Revenue

        Operating revenue in 2014 was $597.5 million, an increase of $13.4 million, or 2.3%, over 2013. Operating revenue in 2013 was $584.1 million, an increase of $24.1 million, or 4.3%, over 2012. The estimated sources of changes in operating revenue were:

	2014	2013	2012
	Dollars in millions
Rate increases(1)	$2.2	$13.6	$28.9
Net change due to actual versus adopted results, usage, and other(2)	16.6	8.4	14.0
Health care balancing account(5)	1.1	—	—
Conservation balancing account(3)	(2.7)	0.3	(2.2)
Pension balancing account(3)	(4.3)	0.6	4.3
Deferral of net WRAM and MCBA revenue(4)	(1.7)	(0.3)	12.0
New customers	2.2	1.5	1.2

Net change	$13.4	$24.1	$58.2

(1)
Rate increases result from GRCs, escalation rate increase filings and offset filings.

(2)
The net change due to actual versus adopted results, usage, and other is mainly due to the net effect of WRAM. The usage by existing customers can materially change based upon current weather patterns and is influenced both by temperature and rainfall; however, the impact of weather on net operating income has been minimized with the adoption of WRAM and MCBA for California regulated customers for 2014, 2013, and 2012.

(3)
The pension and conservation balancing accounts is the difference between actual expenses and adopted rate recovery for all year reported above.

(4)
The deferral of net WRAM and MCBA revenue is the net receivable balances that are expected to be collected from ratepayers beyond 24 months following the end of the accounting period in which these revenues were recorded. Early in 2012, Cal Water received CPUC decision 12-04-048, which decreased the amortization periods of Cal Water's receivables and resulted in the recognition in 2012 of $12.0 million WRAM revenue that was deferred in 2011. In 2014 and 2013, the net WRAM revenue deferral was $1.7 million and $0.3 million, respectively.

(5)
The health care balancing account is the difference between actual health care expenses and adopted rate recovery. The health care balancing account was authorized by the CPUC in the 2012 GRC in California, effective January 1, 2014.

  Water Production Expenses

        Water production expenses, which consist of purchased water, purchased power, and pump taxes, comprise the largest segment of total operating expenses. Water production costs accounted for 43.4%, 44.3%, and 41.6%, of total operating costs in 2014, 2013, and 2012, respectively. The rates charged for wholesale water supplies, electricity, and pump taxes are established by various public agencies. As such, these rates are beyond our control.

        The table below provides the amount of increases and percent changes in water production costs during the past two years:

	2014			2013			2012
	Amount	Change	% Change	Amount	Change	% Change	Amount	Change	% Change
	Dollars in millions
Purchased water	$177.9	$(5.2)	(2.8)%	$183.1	$21.8	13.5%	$161.3	$18.7	13.2%
Purchased power	33.1	0.9	2.8%	32.2	1.2	3.8%	31.0	0.9	3.2%
Pump taxes	12.9	2.1	19.4%	10.8	0.5	4.4%	10.3	1.2	13.2%

Total water production expenses	$223.9	$(2.2)	(1.0)%	$226.1	$23.5	11.5%	$202.6	$20.8	11.5%

        The principal factors affecting water production expenses are the quantity, price and source of the water. Generally, water from wells costs less than water purchased from wholesale suppliers.

        The table below provides the amounts, percentage change, and source mix for the respective years:

	2014		2013		2012
	MG	% of Total	MG	% of Total	MG	% of Total
		Millions of gallons (MG)
Source:
Wells	57,866	48.9%	58,435	46.3%	59,932	47.6%
% change from prior year	(1.0)%		(2.5)%		4.4%
Purchased	56,434	47.7%	62,202	49.2%	59,708	47.4%
% change from prior year	(9.3)%		4.2%		6.0%
Surface	3,982	3.4%	5,727	4.5%	6,252	5.0%
% change from prior year	(30.5)%		(8.4)%		(6.2)%

Total	118,282	100.0%	126,364	100.0%	125,892	100.0%

% change from prior year	(6.4)%		0.4%		4.6%

        Purchased water expenses are affected by changes in quantities purchased, supplier prices, and cost differences between wholesale suppliers. The MCBA mechanism is designed to recover all incurred purchase water expenses.

        For 2014, the $5.2 million decrease in purchased water is due to 1.0% decrease in purchased quantities. On an overall blended basis, wholesale water rates increased 7.9% on a cost-per- million-gallon basis in 2014. Purchased water expense for 2014 was partially offset by lease water rights credits of $0.7 million.

        For 2013, the $21.8 million increase in purchased water is due to wholesaler water rate increases between 3% and 12% and a 4% increase in purchased quantities. On an overall blended basis, wholesale water rates increased 8% on a cost-per- million-gallon basis in 2013. Purchased water expense for 2013 was partially offset by lease water rights credits of $1.0 million.

        For 2012, the $18.7 million increase in purchased water is due to wholesaler water rate increases between 3% and 12% and a 6% increase in purchased quantities. On an overall blended basis, wholesale water rates increased 7% on a cost-per-million-gallon basis in 2012. Purchased water expense for 2012 was partially offset by lease water rights credits of $0.9 million.

        Purchased power expenses are affected by the quantity of water pumped from wells and moved through the distribution system, rates charged by electric utility companies, and rate structures applied to usage during peak and non- peak times of the day or season. In 2014, 2013, and 2012 purchased power expense increased $0.9 million, or 2.8%, $1.2 million, or 3.8%, and $0.9 million or 3.2% respectively, primarily due to power supplier rate increases.

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

        During 2014, administrative and general expenses decreased $0.7 million or 0.7%, as compared to 2013. The decrease was mostly due to decreases in employee pension benefit costs which were partially offset by increases to health care costs, outside service fees, and business insurance costs. Employee pension benefit expenses are fully recovered in rates and are tracked in a balancing account, such that revenues are recovered on a dollar-for-dollar basis up to the amounts authorized in the 2012 GRC. Employee and retiree medical expenses are recovered in rates up to 85% of adopted values and are tracked in a balancing account as authorized in the 2012 GRC.

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

        During 2014, other operating expenses decreased $3.9 million, or 5.6%, compared to 2013. The decrease was mostly due to a $5.8 million reduction in the timing of conservation program expenses and was partially offset by increased wage costs and other water operation costs. Wage increases became effective January 1, 2014. Conservation program expenses are fully recovered in rates and are tracked in a balancing account, such that revenues are recovered on a dollar-for-dollar basis up to the amounts authorized in the 2012 GRC.

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

  Maintenance

        Maintenance expenses increased $2.5 million, or 14.3%, in 2014, compared to 2013 due to increased costs for repairs of groundwater treatment facilities, transmission and distribution mains, pumping equipment, and wells.

        Maintenance expenses decreased $1.8 million, or 9.3%, in 2013, compared to 2012 due to decreased costs for repairs of mains, services, meters, hydrants, and other structures.

  Depreciation and Amortization

        Depreciation and amortization increased $2.9 million in 2014, or 5.0%, mostly due to 2013 capital additions.

        Depreciation and amortization increased $3.7 million in 2013 due to capital additions from 2012.

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

  Income Taxes

        For 2014, income taxes increased $7.7 million as compared to 2013. The increase was mostly due to an increase in net operating income and a decrease in tax benefits as compared to the prior year. Income tax on other income and expenses in 2014 decreased $0.2 million mostly due to an increase in corporate development costs as compared to the prior year.

        For 2013, income taxes decreased $1.0 million as compared to 2012. The decrease was mostly due to an increase in tax benefits in 2013 compared to 2012.

        The tax rate is affected by tax benefits and the flow through method of accounting for income taxes which resulted from differences between federal tax depreciation and book depreciation on pre-1982 assets, as well as California depreciation differences on all assets and tangible property regulation deductions. The flow through method of accounting is described in the Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements. We anticipate the reversal of federal tax depreciation differences on pre-1982 assets to continue in future years but to a lesser extend due to the removal of pre-1982 assets from service; however, the net effect of flow-through accounting on our tax provision is uncertain due to the offsetting flow-through of state tax depreciation, which continues to increase with capital additions.

  Property and Other Taxes

        For 2014, property and other taxes decreased $0.8 million, or 3.6% from 2013. The decrease was mostly due to a reduction in our assessed property values which was partially offset by taxes on utility plant placed in service during 2013 and increased payroll and franchise taxes.

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

        Revenues from antenna site leases to telecommunication companies were $2.0 million in 2014, 2013, and 2012. Revenues from the billing and marketing contract with Home Serve USA were $2.1 million in 2014, 2013, and 2012. Changes to the cash surrender value (CSV) of life insurance contracts associated with our benefit plans also impact non-regulated expenses. There was an unrealized gain of $1.0 million in 2014, an unrealized gain of $1.9 million in 2013, and an unrealized loss of $2.5 million in 2012. The CSV is determined in part by the market of certain underlining funds, the value of which reflects the changes in the stock market.

        In 2014, non-regulated income net of expenses decreased $0.3 million, or 12.8%, compared to 2013. The decrease was mostly due to an increase in corporate development costs and lower unrealized gains on our benefit plan insurance investments.

        In 2013, non-regulated income net of expenses decreased $1.0 million, or 33%, compared to 2012. The decrease was primarily due to a lower unrealized gain on the life insurance contracts associated with our benefit plans during 2013 and an increase in corporate development costs.

  Gain on Sale of Non-Utility Property

        For 2014, 2013, and 2012, there were no significant non-utility property sales. Earnings and cash flow from these transactions are sporadic and may or may not continue in future periods, depending upon market conditions. The Company has other non-utility properties that may be marketed in the future based on real estate market conditions.

  Interest Expenses

        In 2014, net interest expense, decreased $1.9 million compared to 2013. The decrease was mostly due to $40.0 million of first mortgage bonds maturing during the fourth quarter of 2013 which was partially offset by an increase in short term borrowings and a decrease in capitalized interest charged to construction projects.

        In 2013, interest expense increased $0.7 million compared to 2012. This increase was attributable to decreased capitalized interest charged to construction projects during 2013, which was partially offset by decreased financing costs on the Company's short-term lines of credit.

Rates and Regulation

        The following is a summary of 2014 rate filings. California decisions and resolutions may be found on the CPUC website at www.cpuc.ca.gov.

Type of Filing	Decision/Resolution	Approval Date	Increase (Decrease) Annual Revenue	CA District/ Subsidiary
GRC and Offset Filings
2014 Expense Offset	AL 2129-2134	Jul 2014	$6.6 million	6 districts
2012 GRC Decision(1)	AL 2136	Sep 2014	$(8.8) million	All districts

(1)
The rate design in the 2012 California GRC shifted revenue from metered net WRAM/MCBA revenue to service charge, flat and other revenue. Adopted metered net WRAM/MCBA revenue decreased $13.3 million while the adopted service charge, flat and other revenue increased by $34.0 million. The decrease in metered net WRAM/MCBA revenue is based on a reduced quantity sales forecast due to forecasted decreases in customer usage in 2014, 2015 and 2016 as a result of water conservation programs.

          The estimated impact of current and prior year rate changes on operating revenues compared to prior years is listed in the following table:

	2014	2013	2012
	Dollars in millions
General Rate Case (GRC)(a)	$(4.0)	$1.2	$3.8
Step rate increases	—	9.2	8.5
Offset (purchased water/pump taxes)	6.1	9.2	17.1
Balancing accounts, net	—	0.2	0.2
Other rate (decreases) increases	0.1	(6.2)	(0.7)

Total rate increases	$2.2	$13.6	$28.9

(a)
Includes rate changes for the Cal Water 2012 GRC decision in 2014, Cal Water 2009 GRC decision in 2013 and 2012, and Hawaii Water GRC decisions in 2014, 2013, and 2012.

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

        California's normal weather pattern yields little precipitation between mid-spring and mid-fall. The Washington Water service areas receive precipitation in all seasons, with the heaviest amounts during the winter. New Mexico Water's rainfall is heaviest in the summer monsoon season. Hawaii Water receives precipitation throughout the year, with the largest amounts in the winter months. Water usage in all service areas is highest during the warm and dry summers and declines in the cool winter months. Rain and snow during the winter months replenish underground water aquifers and fill reservoirs, providing the water supply for subsequent delivery to customers. Management believes that supply pumped from underground aquifers and purchased from wholesale suppliers will be adequate to meet customer demand during 2015 and beyond. However, water rationing may be required in future periods, if declared by the state or local jurisdictions. Long-term water supply plans are developed for each of our districts to help assure an adequate water supply under various operating and supply conditions. Some districts have unique challenges in meeting water quality standards, but management believes that supplies will meet current standards using current treatment processes.

Liquidity and Capital Resources

  Cash flow from Operations

        During 2014, we generated cash flow from operations of $128.1 million, compared to $124.2 million during 2013, and $131.9 million during 2012. In general, cash flow from operations is primarily generated by net income, non-cash expenses for depreciation and amortization, deferred income taxes, regulatory liabilities, other current liabilities, changes of prepaid income taxes, and the amortization periods allowed by the commission to recover MCBA and other incurred costs. Cash generated by operations varies during the year due to customer billings, timing of contributions to our benefit plans, and timing of estimated tax payments.

        The increase during 2014 compared to 2013 was mostly due a $6.0 million refund for 2013 calendar year federal and state income tax payments, higher billing rates in 2014 due to the Cal Water 2012 GRC decision, timing collections from customers, and the timing of liability payments also impacted the increase.

        The decrease during 2013 compared to 2012 was primarily due to income tax payments of $7.7 million in 2013 compared to an income tax refund of $5.3 million in 2012. The decrease was partially offset by higher billing rates in 2013 due to the Cal Water 2009 GRC decision. The timing of the collection from customers, the timing of employee pensions and other benefit payments, and the timing of liability payments also impacted the decrease.

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

  Investing Activities

        During 2014 and 2013, we used $132.0 million and $123.0 million, respectively, of cash for capital expenditures, both company-funded and developer-funded. The 2015 budget estimated capital expenditures between $125 million and $145 million. Annual expenditures fluctuate each year due to the availability of construction resources and our ability to obtain construction permits in a timely manner.

  Financing Activities

        During 2014, the Company borrowed $117.3 million and paid down $85.0 million on our unsecured revolving credit facilities to fund capital expenditures and general corporate purposes. Also, the Company added $12.3 million of advances and contributions in aid of construction, which was reduced by refunds to developers of $6.6 million. There was $0.5 million of new debt added to long-term debt during 2014. The Company did not issue Company common stock or first mortgage bonds in 2014. The undercollected interim rates receivable balance was $26.9 million as of December 31, 2014 and was financed with our unsecured revolving credit facilities.

        During 2013, the Company sold 5,750,000 shares of its common stock in an underwritten public offering for cash proceeds of approximately $105.6 million, net of $5.1 million of underwriting discounts and commissions and offering expenses. The net proceeds from the sale of common stock were added to our general funds to be used for general corporate purposes. Also, the Company borrowed $70.6 million on our bank lines of credit, repaid $113.3 million of short-term borrowings, and added $10.6 million of advances and contributions in aid of construction, which was reduced by refunds to developers of $6.9 million.

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

        The undercollected WRAM and MCBA receivable balances were $47.1 million and $46.3 million as of December 31, 2014 and 2013, respectively. The increase of $0.8 million to the undercollected net WRAM and MCBA receivable balances during 2014 was due to timing of when cost-offset filings were authorized and when water production cost increases occurred in 2014. The undercollected net WRAM and MCBA receivable balances were primarily financed by Cal Water with short-term and long-term financing arrangements to meet operational cash requirements. Interest on the undercollected net WRAM and MCBA receivable balances, the interest recoverable from ratepayers, is limited to the current 90-day commercial paper rate which is significantly lower than Cal Water's short and long-term financing rates.

        Bond principal and other long-term debt payments were $8.7 million during 2014, compared to $47.2 million during 2013. The decrease in 2014 compared to 2013 was primarily due to the $40.0 million repayment of series MMM and NNN during 2013. Bond principal and other long-term debt payments were $47.2 million during 2013 compared to $7.0 million during 2012. The increase in 2013 compared to 2012 was primarily due to the repayment of series MMM and NNN during 2013 and to a lesser affect for repayments on series GGG and HHH.

        At the January 2015 meeting, the Board of Directors declared the quarterly dividend, increasing it for the 48th consecutive year. The quarterly dividend was raised from $0.1625 to $0.1675 per common share, or an annual rate of $0.67 per common share. Dividends have been paid for 70 consecutive years. The annual dividends paid per common share in 2014, 2013, and 2012 were $0.65, $0.64, and $0.63, respectively. Earnings not paid as dividends are reinvested in the business for the benefit of stockholders. The dividend payout ratio was 55% in 2014, 63% in 2013 and 54% in 2012, for an average of 57% over the three-year period. Our long-term targeted dividend payout ratio is 60%.

  Short-Term Financing

        Short-term liquidity is provided by the bank lines of credit described above and by internally generated funds. Long-term financing is accomplished through the use of both debt and equity. As of December 31, 2014, there were short-term borrowings of $79.1 million outstanding on our unsecured revolving line of credit compared to $46.8 million outstanding on our original unsecured revolving line of credit as of December 31, 2013. The increase during 2014 was mostly due to financing of capital expenditures and general corporate purposes. As of December 31, 2013, there were short-term borrowings of $46.8 million outstanding on our unsecured revolving line of credit compared to $89.5 million outstanding on our original unsecured revolving line of credit as of December 31, 2012. The decrease during 2013 was mostly due to the repayment of the outstanding borrowings from the net cash proceeds of the Company's common stock public offerings on March 26, 2013.

        Given our ability to access our lines of credit on a daily basis, cash balances are managed to levels required for daily cash needs and excess cash is invested in short-term or cash equivalent instruments. Minimal operating levels of cash are maintained for Washington Water, New Mexico Water, and Hawaii Water.

        California Water Service Group and subsidiaries which it designates may borrow up to $100 million under its short-term credit facility. California Water Service Company may borrow up to $300 million under its credit facility; however, all borrowings need to be repaid within twelve months unless otherwise authorized by the CPUC.

        Both short-term credit agreements contain affirmative and negative covenants and events of default customary for credit facilities of this type including, among other things, limitations and prohibitions relating to additional indebtedness, liens, mergers, and asset sales. Also, these unsecured credit agreements contain financial covenants governing the Company and its subsidiaries' consolidated total capitalization ratio not to exceed 66.7% and interest coverage ratio of three or more. As of December 31, 2014, the Company's total capitalization ratio was 56.4% (trade payable is included as debt for this calculation) and interest ratio was four and three fourths. In summary, we have met all of the covenant requirements and are eligible to use the full amounts of these credit agreements.

        There was $0.5 million of new debt added to long-term debt during 2014, and we made principal payments on Cal Water's first mortgage bonds and other long-term debt of $8.7 million during 2014. There was $0.1 million of new debt added to long-term debt during 2013, and we made principal payments on Cal Water's first mortgage bonds and other long-term debt of $47.2 million during 2013. Long-term financing, which includes first mortgage bonds, senior notes, other debt securities, and common stock, has typically been used to replace short-term borrowings and fund capital expenditures. Internally generated funds, after making dividend payments, provide positive cash flow, but have not been at a level to meet the needs of our capital expenditure requirements. Management expects this trend to continue given our capital expenditures plan for the next five years. Some capital expenditures are funded by payments received from developers for contributions in aid of construction or advances for construction. Funds received for contributions in aid of construction are non-refundable, whereas funds classified as advances in construction are refundable. Management believes long-term financing is available to meet our cash flow needs through issuances in both debt and equity instruments.

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

        In 2013 the Company sold 5,750,000 shares of its common stock in an underwritten public offering for cash proceeds of approximately $105.6 million, net of $5.1 million of underwriting discounts and commissions and offering expenses. The net proceeds from the sale of common stock were added to our general funds to be used for general corporate purposes. In future periods, management anticipates funding our capital needs through a relatively balanced approach between long term debt and equity.

        Additional information regarding the bank borrowings and long-term debt is presented in Notes 7 and 8 in the Notes to Consolidated Financial Statements.

  Off-Balance Sheet Transactions

        We do not utilize off-balance-sheet financing or utilize special purpose entity arrangements for financing. We do not have equity ownership through joint ventures or partnership arrangements.

  Contractual Obligations

        The contractual obligations presented in the table below represent our estimates of future payments under fixed contractual obligations and commitments. Changes in our business needs, cancellation provisions and changes in interest rates, as well as action by third parties and other factors, may cause these estimates to change. Therefore, our actual payments in future periods may vary from those presented in the table below. The following table summarizes our contractual obligations as of December 31, 2014.

	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	After 5 Years
	(In thousands)
Long-term debt(*)	$417,105	$6,318	$32,599	$121,041	$257,147
Interest payments	312,151	25,487	50,020	42,656	193,988
Advances for construction	182,284	7,587	14,708	14,655	145,334
Pension and post retirement benefits(**)	272,651	8,791	21,417	27,253	215,190
Capital lease obligations(***)	11,936	1,109	2,218	2,264	6,345
Facility leases	5,753	893	987	783	3,090
System leases	3,028	845	1,690	493	—
Water supply contracts	531,429	21,045	42,261	44,212	423,911

TOTAL	$1,736,337	$72,075	$165,900	$253,357	$1,245,005

*
Excludes capital lease obligations as reported below.

**
Pension and post retirement benefits include $1.8 million of short-term pension obligations.

***
Capital lease obligations represent total cash payments to be made in the future and include interest expense of $3.2 million.

        Our contractual obligations are summarized in the table above. For pension and post retirement benefits other than pension obligations see Note 11 of the Notes to the consolidated Financial Statements. Long-term debt payments include annual sinking fund payments on first mortgage bonds, maturities of long-term debt, and annual payments on other long-term obligations. Advances for construction represent annual contract refunds to developers for the cost of water systems paid for by the developers. The contracts are non- interest bearing, and refunds are generally on a straight-line basis over a 40-year period. System and office leases include obligations associated with leasing water systems and rents for office space.

        There are three capital leases; the most significant was the City of Hawthorne water system. In 2011, we entered into a 15-year capital lease agreement to operate the City of Hawthorne water system. The system, which is located near the Hermosa Redondo district, serves about half of Hawthorne's population. The lease agreement required us to make an up-front $8.1 million lease payment to the city that is being amortized over the lease term. Additionally, annual lease payments of $0.9 million are made to the city and shall be increased or decreased each year on July 1, by the same percentage that the rates charged to customers served by the water system increased or decreased, exclusive of pass-through increases or decreases in the cost of water, power, and city-imposed fees, compared to the rates in effect on July 1 of the prior year, provided, that in no event will the annual lease payment be less than $0.9 million. Under the lease, we are responsible for all aspects of system operation and capital improvements, although title to the system and system improvements reside with the city. In exchange, we receive all revenue from the water system, which was $7.8 million, $7.7 million, and $7.6 million in 2014, 2013, and 2012, respectively. At the end of the lease, the city is required to reimburse us for the unamortized value of capital improvements made during the term of the lease.

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

        We have a contract with the Santa Clara Valley Water District, which contains minimum purchase obligations. The contract payment varies with the volume of water purchased above the minimum purchase levels. Management plans to continue to purchase and use at least the minimum quantity of water that is required to purchase under this contract in the future. Total paid to Santa Clara Valley Water District was $5.5 million in 2014, $7.4 million in 2013, and $6.2 million in 2012.

        The water supply contract with Stockton East Water District (SEWD) expires on April 1, 2035, requires a fixed, annual payment and does not vary during the year with the quantity of water delivered by the district. Due to the fixed price arrangement, we utilize as much water as possible from SEWD in order to minimize the cost of operating Company-owned wells used to supplement SEWD deliveries. The total paid under the contract was $8.7 million in 2014, $10.0 million in 2013, and $6.6 million in 2012. Pricing under the contract varies annually. Estimated annual contractual obligations in the above table are based on the same payment level as 2014. Future cost increases by SEWD are expected to be offset by a decline in the allocation of costs to us as more of these costs are expected to be allocated to other SEWD customers due to growth within their service areas.

        On September 21, 2005, we entered into an agreement with Kern County Water Agency (Agency) to obtain treated water for our operations. The term of the agreement is to January 1, 2035, or until the Agency's bonds are repaid. The Agency's bonds are described below. Under the terms of the agreement, we were obligated to purchase approximately 19,000 acre feet of treated water in 2014 and an incrementally higher volume of water for each subsequent year until 2018, when we are obligated to purchase 20,500 acre feet of treated water per year. We are obligated to pay a capital facilities charge and a treated water charge regardless of whether we can use the water in our operation, and we are obligated for these charges even if the Agency cannot produce an adequate amount to supply the 20,500 acre feet in the year. This agreement supersedes a prior agreement with Kern County Water Agency for the supply of 11,500 acre feet of water per year. Total expense, under the prior agreement, was $6.7 million in 2014, $6.3 million in 2013, and $6.3 million in 2012.

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

        The Agency has issued bonds to fund the project and will use the payments of the capital facilities charges by us and the other contracted parties to meet the Agency's obligations to pay interest and repay principal on the bonds. If any of the parties were to default on making payments of the capital facilities charge, then the other parties are obligated to pay for the defaulting party's share on a pro-rata basis. If there is a payment default by a party and the remaining parties have to make payments, they are also entitled to a pro- rata share of the defaulting party's water allocation.

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

        We pay a capital facilities charge and charges related to treated water that together total $7.7 million annually, which equates to $378 dollars per acre foot. Total treated water charge for 2014 was $2.8 million. As treated water is being delivered, we will also be obligated for our portion of the operating costs; that portion is currently estimated to be $14 dollars per acre foot. The actual amount will vary due to variations from estimates, inflation, and other changes in the cost structure. Our overall estimated cost of $378 dollars per acre foot is less than the estimated cost of procuring untreated water (assuming water rights could be obtained) and then providing treatment.

  Capital Requirements

        Capital requirements consist primarily of new construction expenditures for expanding and replacing utility plant facilities and the acquisition of water systems. They also include refunds of advances for construction.

        Company-funded and developer-funded utility plant expenditures were $132.0 million, $123.0 million, and $127.7 million in 2014, 2013, and 2012, respectively. A majority of capital expenditures was associated with mains and water treatment equipment.

        For 2015, the Company is estimating its capital expenditures to be between $125 million and $145 million. We expect our annual capital expenditure to increase during the next five years due to increasing needs to replace and maintain infrastructure.

        Management expects developer-funded expenditures in 2015. These expenditures will be financed by developers through refundable advances for construction and non-refundable contributions in aid of construction. Developers are required to deposit the cost of a water construction project with us prior to our commencing construction work, or the developers may construct the facilities themselves and deed the completed facilities to us. Funds are generally received in advance of incurring costs for these projects. Advances are normally refunded over a 40-year period without interest. Future payments for advances received are listed under contractual obligations above. Because non- company-funded construction activity is solely at the discretion of developers, we cannot predict the level of future activity. The cash flow impact is expected to be minor due to the structure of the arrangements.

  Capital Structure

        Common stockholders' equity was $626.6 million at December 31, 2014 compared to $598.8 million at December 31, 2013. The Company issued additional long-term debt of $0.5 million in 2014. The Company did not sell shares of its common stock in 2014.

        Common stockholders' equity was $598.8 million at December 31, 2013 compared to $473.7 million as of December 31, 2012. In 2013, the Company sold 5,750,000 shares of its common stock in an underwritten public offering for cash proceeds of $105.6 million, net of underwriting discounts and commissions and offering expenses. The Company did not incur additional long-term debt in 2013.

        Total capitalization, including the current portion of long-term debt, at December 31, 2014, was $1,052 million and $1,033 million at December 31, 2013. In future periods, the Company intends to issue common stock and long-term debt to finance our operations. The capitalization ratios will vary depending upon the method we choose to finance our operations.

        At December 31, capitalization ratios were:

	2014	2013
Common equity	59.5%	58.0%
Long-term debt	40.5%	42.0%

        The return (from both regulated and non-regulated operations) on average common equity was 9.3% in 2014 compared to 8.8% in 2013.

  Acquisitions

        In 2014, 2013, and 2012 there were no significant acquisitions.

  Real Estate Program

        We own real estate. From time to time, certain parcels are deemed no longer used or useful for water utility operations. Most surplus properties have a low cost basis. We developed a program to realize the value of certain surplus properties through sale or lease of those properties. The program will be ongoing for a period of several years. Property sales produced pretax gains of less than $0.1 million in 2014, 2013 and 2012. As sales are dependent on real estate market conditions, future sales, if any, may or may not be at prior year levels.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk.

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

        Over the next 12 months, approximately $6.6 million of the $425.8 million of existing long-term debt instruments will mature or require sinking fund payments. Applying a hypothetical 10 percent increase in the rate of interest charged on those borrowings would not have a material effect on our earnings.

Item 8.    Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
California Water Service Group
San Jose, California

        We have audited the accompanying consolidated balance sheets of California Water Service Group and subsidiaries (the "Company") as of December 31, 2014 and 2013, and the related consolidated statements of income, common stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2014. We also have audited the Company's internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of California Water Service Group and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/S/ DELOITTE & TOUCHE LLP

San Francisco, California
February 26, 2015

CALIFORNIA WATER SERVICE GROUP

Consolidated Balance Sheets

	December 31,
	2014	2013
	(In thousands, except per share data)
ASSETS
Utility plant:
Land	$42,181	$42,208
Depreciable plant and equipment	2,191,194	2,043,414
Construction work in progress	90,328	109,474
Intangible assets	18,768	18,232

Total utility plant	2,342,471	2,213,328
Less accumulated depreciation and amortization	(752,040)	(697,497)

Net utility plant	1,590,431	1,515,831

Current assets:
Cash and cash equivalents	19,587	27,506
Receivables: net of allowance for doubtful accounts of $697 and $668 in 2014 and 2013, respectively
Customers	25,803	31,468
Regulatory balancing accounts	53,199	30,887
Other	14,136	18,700
Unbilled revenue	23,740	17,034
Materials and supplies at weighted average cost	6,041	5,571
Taxes, prepaid expenses, and other assets	11,618	8,324

Total current assets	154,124	139,490

Other assets:
Regulatory assets	390,331	251,681
Unamortized debt premium and expense	4,640	5,114
Goodwill	2,615	2,615
Other	45,210	45,124

Total other assets	442,796	304,534

	$2,187,351	$1,959,855

CAPITALIZATION AND LIABILITIES
Capitalization:
Common stock, $0.01 par value; 68,000 shares authorized, 47,806 and 47,741, outstanding in 2014 and 2013, respectively	$478	$477
Additional paid-in capital	330,558	328,364
Retained earnings	295,590	269,915

Total common stockholders' equity	626,626	598,756
Long-term debt, less current maturities	419,233	426,142

Total capitalization	1,045,859	1,024,898

Current liabilities:
Current maturities of long-term debt	6,607	7,908
Short-term borrowings	79,115	46,815
Accounts payable	59,395	55,087
Regulatory balancing accounts	6,126	1,827
Accrued other taxes	4,059	3,575
Accrued interest	4,194	4,245
Other accrued liabilities	58,210	47,127

Total current liabilities	217,706	166,584

Unamortized investment tax credits	2,032	2,106
Deferred income taxes	214,842	183,245
Regulatory liabilities	36,447	34,251
Pension and postretirement benefits other than pension	270,865	145,451
Advances for construction	182,284	183,393
Contributions in aid of construction	170,484	167,723
Other long-term liabilities	46,832	52,204
Commitments and contingencies	—	—

	$2,187,351	$1,959,855

See accompanying Notes to Consolidated Financial Statements.

CALIFORNIA WATER SERVICE GROUP

Consolidated Statements of Income

	For the Years Ended December 31,
	2014	2013	2012
	(In thousands, except per share data)
Operating revenue	$597,499	$584,103	$559,966

Operating expenses:
Operations:
Purchased water	177,884	183,046	161,336
Purchased power	33,159	32,220	31,027
Pump taxes	12,898	10,795	10,336
Administrative and general	97,373	98,055	93,927
Other	65,807	69,738	77,104
Maintenance	19,854	17,368	19,142
Depreciation and amortization	61,217	58,320	54,668
Income taxes	26,727	19,047	19,356
Property and other taxes	20,733	21,509	19,227

Total operating expenses	515,652	510,098	486,123

Net operating income	81,847	74,005	73,843

Other income and expenses:
Non-regulated revenue	17,318	14,795	16,686
Non-regulated expense	(14,285)	(11,265)	(11,553)
Gain on sale of non-utility property	51	—	84
Income tax (expense) on other income and expenses	(1,245)	(1,422)	(2,096)

Net other income	1,839	2,108	3,121

Interest expense:
Interest expense	28,483	30,897	31,537
Less: capitalized interest	(1,535)	(2,038)	(3,401)

Net interest expense	26,948	28,859	28,136

Net income	$56,738	$47,254	$48,828

Earnings per share:
Basic	$1.19	$1.02	$1.17
Diluted	$1.19	$1.02	$1.17
Weighted average number of common shares outstanding:
Basic	47,791	46,384	41,892
Diluted	47,829	46,417	41,892

See accompanying Notes to Consolidated Financial Statements.

CALIFORNIA WATER SERVICE GROUP

Consolidated Statements of Common Stockholders' Equity

For the Years Ended December 31, 2014, 2013 and 2012

	Common Stock
			Additional Paid-in Capital	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
			(In thousands)
Balance at December 31, 2011	41,817	$418	$219,572	$229,839	$449,829
Net income	—	—	—	48,828	48,828
Issuance of common stock	91	1	1,441	—	1,442
Dividends paid on common stock ($0.630 per share)	—	—	—	(26,387)	(26,387)

Balance at December 31, 2012	41,908	419	221,013	252,280	473,712
Net income	—	—	—	47,254	47,254
Issuance of common stock	5,833	58	107,351	—	107,409
Dividends paid on common stock ($0.640 per share)	—	—	—	(29,619)	(29,619)

Balance at December 31, 2013	47,741	477	328,364	269,915	598,756
Net income	—	—	—	56,738	56,738
Issuance of common stock	65	1	2,194	—	2,195
Dividends paid on common stock ($0.650 per share)	—	—	—	(31,063)	(31,063)

Balance at December 31, 2014	47,806	$478	$330,558	$295,590	$626,626

See accompanying Notes to Consolidated Financial Statements.

CALIFORNIA WATER SERVICE GROUP

Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2014	2013	2012
	(In thousands)
Operating activities:
Net income	$56,738	$47,254	$48,828

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	63,322	60,250	56,866
Amortization of debt premium and expenses	797	1,081	1,107
Changes in deferred income taxes	34,125	9,800	34,133
Other changes in noncurrent assets and liabilities	(15,318)	10,244	(9,932)
Change in value of life insurance contracts	(994)	(1,878)	(2,504)
Stock-based compensation	2,195	1,832	1,442
(Gain) on sale of non-utility property	(51)	—	(84)
Changes in operating assets and liabilities:
Receivables	4,983	(7,201)	(1,392)
Unbilled revenue	(6,706)	(1,640)	(326)
Taxes, prepaid expenses, and other assets	(4,160)	1,490	(3,322)
Accounts payable	(1,370)	3,809	879
Other current liabilities	(5,428)	(868)	6,219

Net cash provided by operating activities	128,133	124,173	131,914

Investing activities:
Utility plant expenditures	(132,015)	(122,988)	(127,681)
Proceeds from sale of non-utility assets	57	—	85
Purchase of life insurance	(3,207)	(3,281)	(3,294)
Change in restricted cash	396	1,073	1,959

Net cash used in investing activities	(134,769)	(125,196)	(128,931)

Financing activities:
Short-term borrowings	117,300	70,615	94,335
Repayment of short-term borrowings	(85,000)	(113,275)	(52,000)
Issuance of common stock	—	110,688	—
Common stock issuance cost	—	(5,111)	—
Issuance of long-term debt	497	48	124
Advances and contributions in aid of construction	12,329	10,563	6,966
Refunds of advances for construction	(6,641)	(6,922)	(7,397)
Retirement of long-term debt	(8,705)	(47,248)	(7,037)
Dividends paid	(31,063)	(29,619)	(26,387)

Net cash (used in) provided by financing activities	(1,283)	(10,261)	8,604

Change in cash and cash equivalents	(7,919)	(11,284)	11,587
Cash and cash equivalents at beginning of year	27,506	38,790	27,203

Cash and cash equivalents at end of year	$19,587	$27,506	$38,790

Supplemental disclosures of cash flow information:
Cash paid (received) during the year for:
Interest (net of amounts capitalized)	$21,722	$28,171	$27,120
Income taxes	—	7,700	—
Income tax refunds	(6,000)	—	(5,349)
Supplemental disclosure of non-cash activities:
Accrued payables for investments in utility plant	15,621	9,932	11,048
Utility plant contributed by developers	11,556	17,329	13,630
Litigation proceeds for MTBE contamination reclassified from other long-term liabilities to CIAC	—	7,029	4,462

See accompanying Notes to Consolidated Financial Statements.

CALIFORNIA WATER SERVICE GROUP

Notes to Consolidated Financial Statements

December 31, 2014, 2013, and 2012

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

  Basis of Presentation

        The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) and include the Company's accounts and those of its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated from the consolidated financial statements. In the opinion of management, the consolidated financial statements reflect all adjustments that are necessary to provide a fair presentation of the results for the periods covered.

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

        The Company's regulated water and related utility services requirements are authorized by the Commissions in the states in which we operate. The revenue requirements are intended to provide the Company a reasonable opportunity to recover its operating costs and earn a return on investments.

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

December 31, 2014, 2013, and 2012

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

        The balances in the WRAM and MCBA assets and liabilities accounts will fluctuate on a monthly basis depending upon the variance between adopted and actual results. The recovery or refund of the WRAM is netted against the MCBA over- or under-recovery for the corresponding district. The recovery or refund of net WRAM and MCBA balances are interest bearing at the current 90 day commercial paper rate. At the end of any calendar year, Cal Water files with the CPUC to refund or collect the balance in the accounts. Most undercollected net WRAM and MCBA receivable balances are collected over 12 or 18 months. Cal Water defers net WRAM and MCBA operating revenues and associated costs whenever the net receivable balances are estimated to be collected more than 24 months after the respective reporting periods in which it was recognized. The deferred net WRAM and MCBA revenues and associated costs were determined using forecasts of rate payer consumption trends for future reporting periods and the timing of when the CPUC will authorize Cal Water's filings to recover the undercollected balances. Deferred net WRAM and MCBA revenues and associated costs will be recognized as revenues and costs in future periods when collection is within twenty-four months of the respective reporting period.

        Flat rate customers are billed in advance at the beginning of the service period. The revenue is prorated so that the portion of revenue applicable to the current period is included in that period's revenue, with the remaining balance recorded as unearned revenue on the balance sheet and recognized as revenue when earned in the subsequent accounting period. The unearned revenue liability was $1,530 and $1,464 as of December 31, 2014 and 2013, respectively. This liability is included in "other accrued liabilities" on our consolidated balance sheets.

  Allowance for Doubtful Accounts

        The Company provides an allowance for doubtful accounts receivable. The allowance is based upon specific identified accounts plus an estimate of uncollectible accounts based upon historical percentages.

CALIFORNIA WATER SERVICE GROUP

Notes to Consolidated Financial Statements (Continued)

December 31, 2014, 2013, and 2012

Amounts in thousands, except share data

2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The balance of customer receivables is net of the allowance for doubtful accounts at December 31, 2014, 2013, and 2012 of $697, $668, and $714, respectively.

        The activities in the allowance for doubtful accounts are as follows:

	2014	2013	2012
Beginning Balance	$668	$714	$669
Provision for uncollectible accounts	1,561	1,469	1,548
Net write off of uncollectible accounts	(1,532)	(1,515)	(1,503)

Ending Balance	$697	$668	$714

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

  Utility Plant

        Utility plant is carried at original cost when first constructed or purchased, or at fair value when acquired through acquisition. When depreciable plant is retired, the cost is eliminated from utility plant accounts and such costs are charged against accumulated depreciation. Maintenance of utility plant is charged to operating expenses as incurred. Maintenance projects are not accrued for in advance. Interest is capitalized on plant expenditures during the construction period and amounted to $1,535 in 2014, $2,038 in 2013, and $3,401 in 2012.

        Intangible assets acquired as part of water systems purchased are recorded at fair value. All other intangibles have been recorded at cost and are amortized over their useful life.

        The following table represents depreciable plant and equipment as of December 31:

	2014	2013
Equipment	$487,845	$443,439
Office buildings and other structures	194,905	179,023
Transmission and distribution plant	1,508,444	1,420,952

Total	$2,191,194	$2,043,414

CALIFORNIA WATER SERVICE GROUP

Notes to Consolidated Financial Statements (Continued)

December 31, 2014, 2013, and 2012

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

        The provision for depreciation expressed as a percentage of the aggregate depreciable asset balances was 2.97% in 2014, 3.03% in 2013, and 3.1% 2012. For income tax purposes, as applicable, the Company computes depreciation using the accelerated methods allowed by the respective taxing authorities.

  Asset Retirement Obligation

        The Company has a legal obligation to retire wells in accordance with State Water Resources Control Board regulations. In addition, upon decommission of a wastewater plant or lift station certain wastewater infrastructure would need to be retired in accordance with State Water Resources Control Board regulations. An asset retirement cost and corresponding retirement obligation is recorded when a well or waste water infrastructure is placed into service. As of December 31, 2014 and 2013 the retirement obligation is estimated to be $18,414 and $17,036, respectively. The change only impacted the consolidated balance sheet.

  Cash Equivalents

        Cash equivalents include highly liquid investments with remaining maturities of three months or less at the time of acquisition. Cash and cash equivalents was $19.6 million and $27.5 million as of December 31, 2014 and December 31, 2013, respectively.

  Restricted Cash

        In 2014 restricted cash includes $0.5 million of proceeds collected through a surcharge on certain customers' bills plus interest earned on the proceeds and is used to service California Safe Drinking Water Bond obligations. All restricted cash is included in "taxes, prepaid expenses, and other assets". As of December 31, 2014 and 2013, restricted cash was $872 and $1,193, respectively.

CALIFORNIA WATER SERVICE GROUP

Notes to Consolidated Financial Statements (Continued)

December 31, 2014, 2013, and 2012

Amounts in thousands, except share data

2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

  Regulatory Assets and Liabilities

        Regulatory assets and liabilities were comprised of the following as of December 31:

	2014	2013
Regulatory Assets
Pension and retiree group health	$245,008	$119,868
Property-related temporary differences (tax benefits flowed through to ratepayers)	72,350	60,780
Other accrued benefits	32,959	43,061
Interim rates long-term accounts receivable	10,627	—
Net WRAM and MCBA long-term accounts receivable	14,449	15,423
Asset retirement obligations, net	13,863	12,549
Health care balancing account	1,075	—

Total Regulatory Assets	$390,331	$251,681

Regulatory Liabilities
Future tax benefits due ratepayers	$26,114	$24,195
Conservation program	2,669	6,291
Pension balancing account	4,291	—
Other liabilities	3,373	3,765

Total Regulatory Liabilities	$36,447	$34,251

        Short-term regulatory assets and liabilities are excluded from the above table. The short-term regulatory assets for 2014 and 2013 were $53,199 and $30,887, respectively. The short-term regulatory assets were primarily interim rates and net WRAM/MCBA. The short-term portion of regulatory liabilities for 2014 and 2013 were $6,126 and $1,827, respectively. The short-term regulatory liabilities were primarily net WRAM/MCBA liability balances and net refund balances to rate payers for conservation program from the 2009 general rate case.

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

CALIFORNIA WATER SERVICE GROUP

Notes to Consolidated Financial Statements (Continued)

December 31, 2014, 2013, and 2012

Amounts in thousands, except share data

2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        The Company's qualified, defined-benefit, non-contributory pension plan and other postretirement plan benefit (Retire Group Health) regulatory asset is the amount the Company expects to recover from ratepayers in the future for these plans at the end of the calendar year.

        The property-related tax benefits flowed through to ratepayers relate primarily to the difference between book and federal income tax depreciation on utility plant that was placed in service before the regulatory Commissions adopted normalization for rate making purposes. Previously, the tax benefit of tax depreciation in excess of book depreciation was passed on to customers (flow-through). For state deferred tax liabilities, the Commission continues to use the flow-through method. As such timing differences reverse, the Company will be able to include the impact of such differences in customer rates. These federal and state tax flow-through differences will continue to reverse over the remaining book lives of the related assets.

        Other accrued benefits are accrued benefits for vacation, self-insured workers' compensation, and directors' retirement benefits. The net WRAM and MCBA long-term accounts receivable is the undercollected portion of recorded revenues that are not expected to be collected from ratepayers within 12 months. The asset retirement obligation regulatory asset represents the difference between costs associated with asset retirement obligations and amounts collected in rates. The health care balancing account regulatory asset is for incurred health care costs that exceeded the cost recovery in rates and is recoverable from ratepayers as of December 31, 2014.

        The future tax benefits due to ratepayers represent regulatory liabilities for tax deductions that will be taken and flowed through to customers in the future. Regulatory liabilities also reflect timing differences provided at higher than the current tax rate, which will flow-through to future ratepayers. The conservation program and pension balancing account regulatory liabilities are for cost recovery in rates that exceeded incurred costs and are refundable to ratepayers as of December 31, 2014.

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

        The impairment test is performed at the reporting unit level using a two- step, fair-value based approach. The first step determines the fair value of the reporting unit and compares it to the reporting unit's carrying value. If the fair value of the reporting unit is less than its carrying amount, a second step is

CALIFORNIA WATER SERVICE GROUP

Notes to Consolidated Financial Statements (Continued)

December 31, 2014, 2013, and 2012

Amounts in thousands, except share data

2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

performed to measure the amount of impairment loss, if any. The second step allocates the fair value of the reporting unit to the Company's tangible and intangible assets and liabilities. This derives an implied fair value for the reporting unit's goodwill. If the carrying amount of the reporting unit's goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized equal to the excess.

        The recorded goodwill balance as of December 31, 2014 and 2013, relate to the Hawaii Water Service Company reporting unit. Based on our annual goodwill impairment test, no impairment was recorded in 2014 or 2013.

  Long-Term Debt Premium, Discount and Expense

        The discount and issuance expense on long-term debt is amortized over the original lives of the related debt on a straight-line basis which approximates the effective interest method. Premiums paid on the early redemption of certain debt and the unamortized original issuance discount and expense are amortized over the life of new debt issued in conjunction with the early redemption. Amortization expense included in interest expense was $797, $1,081, and $1,107 for 2014, 2013, and 2012, respectively.

  Advances for Construction

        Advances for Construction consist of payments received from developers for installation of water production and distribution facilities to serve new developments. Advances are excluded from rate base for rate setting purposes. Annual refunds are made to developers without interest. Advances of $182,284, and $183,393 at December 31, 2014 and 2013, respectively, will be refunded primarily over a 40-year period in equal annual amounts. Estimated refunds of advances for each succeeding year are approximately $7,587, $7,361, $7,347, $7,330, $7,325 and $145,334 thereafter.

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

        Historically the Commissions reduced revenue requirements for the tax effects of certain originating temporary differences and allowed recovery of these tax costs as the related temporary differences reverse. The Commissions have granted the Company rate increases to reflect the normalization of the tax benefits

CALIFORNIA WATER SERVICE GROUP

Notes to Consolidated Financial Statements (Continued)

December 31, 2014, 2013, and 2012

Amounts in thousands, except share data

2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

of the federal accelerated methods and available Investment Tax Credits (ITC) for all assets placed in service after 1980. ITCs are deferred and amortized over the lives of the related properties for book purposes. The commissions granted flow-through for state taxes.

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

  Workers' Compensation, General Liability and Other Claims

        For workers' compensation, the Company estimates the liability associated with claims submitted and claims not yet submitted based on historical data. Expenses for workers compensation insurance are included in rates on a pay-as- you-go basis. Therefore, a corresponding regulatory asset has been recorded. For general liability claims and other claims, the Company estimates the cost incurred but not yet paid using historical information.

  Collective Bargaining Agreements

        As of December 31, 2014, the Company had 1,105 employees, including 708 non-supervisory employees who are represented by the Utility Workers Union of America, AFL-CIO, except certain engineering and laboratory employees who are represented by the International Federation of Professional and Technical Engineers, AFL-CIO. The union agreements expire at the end of 2020.

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

        The Company did not grant any Stock Appreciation Rights (SAR) in 2014, 2013, and 2012. SARs outstanding were 186,356 shares as of December 31, 2014, 283,856 as of December 31, 2013 and 333,856 shares as of December 31, 2012.

CALIFORNIA WATER SERVICE GROUP

Notes to Consolidated Financial Statements (Continued)

December 31, 2014, 2013, and 2012

Amounts in thousands, except share data

2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        All SARs were dilutive in 2014 and 2013. The dilutive effect is shown in the table below:

	2014	2013	2012
	(In thousands, except per share data)
Net income as reported and available to common stockholders	$56,738	$47,254	$48,828

Weighted average common shares, basic	47,791	46,384	41,892
Dilutive common stock equivalents (treasury method)	38	33	—

Shares used for dilutive calculation	47,829	46,417	41,892

Earnings per share—basic	$1.19	$1.02	$1.17
Earnings per share—diluted	$1.19	$1.02	$1.17

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

  Accumulated Other Comprehensive Income

        The Company did not have any accumulated other comprehensive income or loss transactions for 2014, 2013, and 2012.

  Adoption of New Accounting Standards

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

CALIFORNIA WATER SERVICE GROUP

Notes to Consolidated Financial Statements (Continued)

December 31, 2014, 2013, and 2012

Amounts in thousands, except share data

3 OTHER INCOME AND EXPENSES

        The Company conducts various non-regulated activities as reflected in the table below:

	2014		2013		2012
	Revenue	Expense	Revenue	Expense	Revenue	Expense
Operating and maintenance	$9,748	$10,256	$8,028	$9,119	$9,938	$10,976
Leases	2,029	208	1,938	243	1,956	153
Design and construction	1,258	1,102	1,374	1,173	1,407	1,135
Meter reading and billing	803	615	1,313	1,055	1,255	882
Interest income	186	—	70	—	41	—
Change in value of life insurance contracts (gain) loss	—	(994)	—	(1,878)	—	(2,504)
Other non-regulated income and expenses	3,294	3,098	2,072	1,553	2,089	911

Total	$17,318	$14,285	$14,795	$11,265	$16,686	$11,553

        Operating and maintenance services and meter reading and billing services are provided for water and wastewater systems owned by private companies and municipalities. The agreements call for a fee-per-service or a flat- rate amount per month. Leases have been entered into with telecommunications companies for cellular phone antennas placed on the Company's property. Design and construction services are for the design and installation of water mains and other water infrastructure for others outside the Company's regulated service areas. Third-party insurance program revenues are included in other non- regulated income and expenses.

4 INTANGIBLE ASSETS

        As of December 31, 2014 and 2013, intangible assets that will continue to be amortized and those not amortized were:

	Weighted Average Amortization Period (years)	2014			2013
		Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Amortized intangible assets:
Water pumping rights	usage	$1,084	$85	$999	$1,084	$85	$999
Water planning studies	11	12,984	6,729	6,255	12,567	5,517	7,040
Leasehold improvements and other	20	1,310	583	727	1,191	411	780

Total		$15,378	$7,397	$7,981	$14,842	$6,013	$8,829

Unamortized intangible assets:
Perpetual water rights and other		$3,390	$—	$3,390	$3,390	$—	$3,390

        Water pumping rights usage is the amount of water pumped from aquifers to be treated and distributed to customers.

CALIFORNIA WATER SERVICE GROUP

Notes to Consolidated Financial Statements (Continued)

December 31, 2014, 2013, and 2012

Amounts in thousands, except share data

4 INTANGIBLE ASSETS (Continued)

        For the years ended December 31, 2014, 2013, and 2012, amortization of intangible assets was $1,384, $1,354, and $1,298, respectively. Estimated future amortization expense related to intangible assets for the succeeding five years is approximately $1,478, $1,277, $1,150, $1,026, 725, and $2,325 thereafter.

5 PREFERRED STOCK

        The Company is authorized to issue 241,000 shares of Preferred Stock as of December 31, 2014. No shares of Preferred Stock were issued and outstanding at December 31, 2014 or 2013.

6 COMMON STOCKHOLDERS' EQUITY

        As of December 31, 2014 and 2013, 47,806,190 shares and 47,740,957 shares, respectively, of common stock were issued and outstanding. In 2013, the Company sold 5,750,000 shares of its common stock in an underwritten public offering.

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

CALIFORNIA WATER SERVICE GROUP

Notes to Consolidated Financial Statements (Continued)

December 31, 2014, 2013, and 2012

Amounts in thousands, except share data

7 SHORT-TERM BORROWINGS (Continued)

        As of December 31, 2014 and December 31, 2013, the outstanding borrowings on the Company lines of credit were $61.7 million and $16.8 million, respectively. The borrowings on the Cal Water lines of credit were $17.4 million as of December 31, 2014, and $30.0 million as of December 31, 2013.

        The following table represents borrowings under the bank lines of credit:

	2014	2013
Maximum short-term borrowings	$82,668	$91,975
Average amount outstanding	$69,267	$42,589
Weighted average interest rate	1.15%	2.00%
Interest rate at December 31	1.12%	1.33%

8 LONG-TERM DEBT

        As of December 31, 2014 and 2013, long-term debt outstanding was:

	Series	Interest Rate	Maturity Date	2014	2013
First Mortgage Bonds	PPP	5.500%	2040	$100,000	$100,000
	LL	5.875%	2019	100,000	100,000
	AAA	7.280%	2025	20,000	20,000
	BBB	6.770%	2028	20,000	20,000
	CCC	8.150%	2030	20,000	20,000
	DDD	7.130%	2031	20,000	20,000
	EEE	7.110%	2032	20,000	20,000
	FFF	5.900%	2017	20,000	20,000
	GGG	5.290%	2022	14,545	16,364
	HHH	5.290%	2022	14,546	16,364
	III	5.540%	2023	8,182	9,091
	JJJ	5.440%	2018	3,636	4,545
	LLL	5.480%	2018	10,000	10,000
	OOO	6.020%	2031	20,000	20,000
	CC	9.860%	2020	17,200	17,300

Total First Mortgage Bonds				408,109	413,664
California Department of Water Resources Loans		2.6% to 8%	2012 - 32	7,212	8,008
Other Long-term debt				10,519	12,378

Total long-term debt				425,840	434,050
Less current maturities				6,607	7,908

Long-term debt excluding current maturities				$419,233	$426,142

        On October 4, 2011, Cal Water entered into a new capital lease arrangement with the City of Hawthorne to operate the City's water system for a 15-year period. The $9.2 million capital lease liability is included in other long-term debt and current maturities set forth above.

CALIFORNIA WATER SERVICE GROUP

Notes to Consolidated Financial Statements (Continued)

December 31, 2014, 2013, and 2012

Amounts in thousands, except share data

9 OTHER ACCRUED LIABILITIES

        As of December 31, 2014 and 2013, other accrued liabilities were:

	2014	2013
Accrued and deferred compensation	$23,713	$18,493
Deferred tax liability	19,750	12,224
Accrued benefit and workers' compensation claims	6,728	8,140
Other	8,019	8,270

	$58,210	$47,127

        The deferred compensation program allows key employees and board of directors to defer a portion of their compensation from income taxes. The deferred compensation liability balances were $6,714 and $6,033 as of December 31, 2014 and 2013, respectively.

10 INCOME TAXES

        Income tax expense (benefit) consisted of the following:

	Federal	State	Total
2014
Current	$(16,509)	$(1,852)	$(18,361)
Deferred	44,730	1,603	46,333

Total	$28,221	$(249)	$27,972

2013
Current	$7,974	$(2,867)	$5,107
Deferred	15,667	(305)	15,362

Total	$23,641	$(3,172)	$20,469

2012
Current	$(9,018)	$(5,246)	$(14,264)
Deferred	37,196	(1,480)	35,716

Total	$28,178	$(6,726)	$21,452

        On September 19, 2013, the U. S. Department of the Treasury and Internal Revenue Service (IRS) issued the final and re-proposed tangible property regulations for repairs and maintenance deductions with an effective date of January 1, 2014. These tax regulations allowed the Company to deduct a significant amount of linear asset costs previously capitalized for book and tax purposes. During 2012, the Company filed an application for a change in tax accounting method with the IRS to implement the repairs and maintenance deduction. The Company's 2014, 2013 and 2012 federal qualified repairs and maintenance deductions totaled $45.2 million, $94.8 million, and $102.2 million and created a $15.8 million and $33.2 million deferred income tax liability as of December 31, 2014 and December 31, 2013, respectively.

CALIFORNIA WATER SERVICE GROUP

Notes to Consolidated Financial Statements (Continued)

December 31, 2014, 2013, and 2012

Amounts in thousands, except share data

10 INCOME TAXES (Continued)

        The total federal NOL carry-forward was $43.8 million and the state NOL carry-forward was $49.9 million as of December 31, 2014 net of any unrecognized tax benefit. The NOL carry-forward amounts are more likely than not to be recovered and therefore require no valuation allowance. The NOL carry-forward does not begin to expire until 2033.

        In 2013, the Company recorded $4.0 million net of any unrecognized tax benefit of State of California enterprise zone (EZ) credits for sales and use taxes and hiring incentives for the period from 2008 to 2013 based on an analysis of all district operations. The Company filed amended state income tax returns for tax years 2008, 2009, 2010 and 2011. The 2013 and 2012 State of California hiring EZ credits were included on the Company's 2012 and 2013 state income tax returns. Unused State of California EZ credits can be carried-forward ten years. The Company estimates the carry-forward portion of its State of California EZ credits at $2.3 million net of any unrecognized tax benefit.

        The American Taxpayer Relief Act of 2012 provided the Company with additional 50% first-year bonus depreciation for assets placed in service from December 31, 2012 to December 31, 2013. The Tax Relief, Unemployment Insurance Reauthorization and Job Creation Act of 2010 provided the Company with additional federal income tax deductions for assets placed in service after September 8, 2010 and before December 31, 2012. On December 19, 2014, President Obama signed into law Tax Increase Prevention Act of 2014, which, among other provisions, extended the 50-percent special allowance for depreciation ("bonus depreciation") for qualified property through the end of 2014. The federal income tax deduction was estimated at $20.4 million in 2014, $16.1 million in 2013, and $14.6 million in 2012. As of December 31, 2014 and 2013 the deferred tax liability for bonus depreciation was $7.1 million and $5.6 million, respectively.

        The difference between the total income tax expense and computed tax expense was reconciled in the table below:

	2014	2013	2012
Computed "expected" tax expense	$29,649	$23,708	$24,600
Increase (reduction) in taxes due to:
State income taxes net of federal tax benefit	4,871	3,895	4,041
Effect of regulatory treatment of fixed asset differences	(5,541)	(4,112)	(7,030)
State tax credits	—	(2,465)	—
Investment tax credits	(74)	(74)	(74)
Other	(933)	(483)	(85)

Total income tax	$27,972	$20,469	$21,452

        The effect of regulatory treatment of fixed asset differences includes a 2014 tax accounting method change benefit of $6,279 due to the service mains and hydrant tax repairs, 2013 tax accounting method change benefit of $3,329 due to the service mains and hydrant tax repairs, and 2012 tax accounting method change was a benefit of $7,029 due to the transmission and distribution mains tax repairs.

CALIFORNIA WATER SERVICE GROUP

Notes to Consolidated Financial Statements (Continued)

December 31, 2014, 2013, and 2012

Amounts in thousands, except share data

10 INCOME TAXES (Continued)

        The tax effects of differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2014 and 2013 are presented in the following table:

	2014	2013
Deferred tax assets:
Developer deposits for extension agreements and contributions in aid of construction	$44,775	$44,592
Net operating loss carryforward and tax credits	19,866	9,095
Other	8,904	4,330

Total deferred tax assets	73,545	58,017

Deferred tax liabilities:
Utility plant, principally due to depreciation differences	272,958	231,141
WRAM/MCBA and interim rates balancing accounts	30,871	18,556
Other	4,308	3,789

Total deferred tax liabilities	308,137	253,486

Net deferred tax liabilities	$234,592	$195,469

        The current portion of our deferred income tax liability is $19,750 and $12,224 as of December 31, 2014 and 2013, respectively, which includes prepaid expenses and billed WRAM/MCBA surcharge, expected to reverse in the following 12 months.

        A valuation allowance was not required at December 31, 2014 and 2013. Based on historical taxable income and future taxable income projections over the period in which the deferred assets are deductible, management believes it is more likely than not that the Company will realize the benefits of the deductible differences.

        The following table reconciles the changes in unrecognized tax benefits:

	December 31, 2014	December 31, 2013	December 31, 2012
Balance at beginning of year	$612	$—	$831
Additions for tax positions taken during prior year	—	—	—
Additions for tax positions taken during current year	7,304	612	—
Reductions for tax positions taken during a prior year	—	—	—
Lapse of statute of limitations	—	—	(831)

Balance at end of year	$7,916	$612	$—

CALIFORNIA WATER SERVICE GROUP

Notes to Consolidated Financial Statements (Continued)

December 31, 2014, 2013, and 2012

Amounts in thousands, except share data

10 INCOME TAXES (Continued)

        As of December 31, 2014 and 2013, the total amount of net unrecognized tax benefits was $7,916 and $612, respectively. The Company accrues interest and penalties related to unrecognized tax benefits in its provision for income taxes. Additionally, the Company does not expect a material change in its unrecognized tax benefits within the next 12 months. The component of unrecognized tax benefits that, if recognized, would affect the effective tax rate at December 31, 2014 for the Company was $1.6 million, with the remaining balance representing the potential deferral of taxes to later years.

        The State of Hawaii Department of Taxation is presently auditing the Company's 2010, 2011 and 2012 Hawaii state income tax returns. The State of California Board of Equalization Franchise is presently auditing the Company's 2010, 2011, and 2012 sales and use tax filings. It is uncertain when the State audits will be completed. The Company believes that the final resolution of the state audits will not have a material impact on its financial condition or results of operations.

11 EMPLOYEE BENEFIT PLANS

  Savings Plan

        The Company sponsors a 401(k) qualified defined contribution savings plan that allows participants to contribute up to 20% of pre-tax compensation. Effective January 1, 2010, the Company matches seventy-five cents for each dollar contributed by the employee up to a maximum Company match of 6.0% of base salary. Company contributions were $4,473, $4,338, and $4,029, for the years 2014, 2013, and 2012, respectively.

  Pension Plans

        The Company provides a qualified, defined-benefit, non-contributory pension plan for substantially all employees. The accumulated benefit obligations of the pension plan are $390,593 and $287,894 as of December 31, 2014 and 2013, respectively. The fair value of pension plan assets was $306,344 and $266,178 as of December 31, 2014 and 2013, respectively.

        Prior to 2010, pension payment obligations were generally funded by the purchase of an annuity from a life insurance company. In 2010, the pension plan trust paid monthly benefits to retirees, rather than the purchase of an annuity. Payments are expected to be made in each year from 2015 to 2019 are $8,791, $10,030, $11,387, $12,840, and $14,413, respectively. The aggregate benefits expected to be paid in the five years 2020 through 2024 are $95,861. The expected benefit payments are based upon the same assumptions used to measure the Company's benefit obligation at December 31, 2014, and include estimated future employee service.

        The Company also maintains an unfunded, non-qualified, supplemental executive retirement plan. The unfunded supplemental executive retirement plan accumulated benefit obligations were $40,189 and $31,360 as of December 31, 2014 and 2013, respectively. Benefit payments under the supplemental executive retirement plan are paid currently and are included in the preceding paragraph.

        The costs of the pension and retirement plans are charged to expense and utility plant. The Company makes annual contributions to fund the amounts accrued for pension cost.

CALIFORNIA WATER SERVICE GROUP

Notes to Consolidated Financial Statements (Continued)

December 31, 2014, 2013, and 2012

Amounts in thousands, except share data

11 EMPLOYEE BENEFIT PLANS (Continued)

  Other Postretirement Plan

        The Company provides substantially all active, permanent employees with medical, dental, and vision benefits through a self-insured plan. Employees retiring at or after age 58, along with their spouses and dependents, continue participation in the plan by payment of a premium. Plan assets are invested in mutual funds, short-term money market instruments and commercial paper based upon a similar asset mix to the pension plan. Retired employees are also provided with a five thousand dollar life insurance benefit.

        The Company records the costs of postretirement benefits other than pension (PBOP) during the employees' years of active service. Postretirement benefit expense recorded in 2014, 2013, and 2012, was $8,402, $8,977, and $8,131, respectively. The remaining net periodic benefit cost was $9,790 at December 31, 2006, and is being recovered through future customer rates and is recorded as a regulatory asset. The expected benefit payments, net of retiree premiums and Medicare Part D subsidies, for the years from 2015 to 2019 are $2,197, $2,402, $2,603, $2,903, and $3,133, respectively. The Medicare Part D subsidies for the years from 2015 to 2019 are $275, $309, $347, $386, and $435.

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

December 31, 2014, 2013, and 2012

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

December 31, 2014, 2013, and 2012

Amounts in thousands, except share data

11 EMPLOYEE BENEFIT PLANS (Continued)

    If the asset or liability has a specified (contractual) term, the level 2 input must be observable for substantially the full term of the asset or liability.

          Level 3—Inputs to the valuation methodology are unobservable and significant to the fair value measurement.

        All Plan investments are level one investments in mutual funds and are valued at the net asset value (NAV) of the shares held by the Plan at December 31, 2014 and 2013:

	Pension Benefits				Other Benefits
	2014	%	2013	%	2014	%	2013	%
Fixed Income	$119,814	39%	$102,288	38%	$36,313	61%	$31,019	62%

Domestic Equity
Small Cap Stocks	47,798		40,757		—		—
Large Cap Stocks	108,163		96,512		23,528		18,920

Total Domestic Equity	155,961	51%	137,269	52%	23,528	39%	18,920	38%

Non U.S. Equities	30,569	10%	26,621	10%	—	0%	—	0%

Total Plan Assets	$306,344	100%	$266,178	100%	$59,841	100%	$49,939	100%

        The pension benefits fixed income category includes $3,642 and $1,287 of money market fund investments as of December 31, 2014 and 2013, respectively. The other benefits fixed income category includes $22,115 and $19,214 of money market fund investments as of December 31, 2014 and 2013.

CALIFORNIA WATER SERVICE GROUP

Notes to Consolidated Financial Statements (Continued)

December 31, 2014, 2013, and 2012

Amounts in thousands, except share data

11 EMPLOYEE BENEFIT PLANS (Continued)

        The following table reconciles the funded status of the plans with the accrued pension liability and the net postretirement benefit liability as of December 31, 2014 and 2013:

	Pension Benefits		Other Benefits
	2014	2013	2014	2013
Change in projected benefit obligation:
Beginning of year	$383,198	$402,121	$79,066	$84,421
Service cost	15,964	17,780	5,205	5,374
Interest cost	18,920	16,354	4,455	3,556
Assumption change	89,692	(53,887)	37,021	(14,366)
Experience loss	2,158	6,021	11,020	1,455
Benefits paid, net of retiree premiums	(7,347)	(5,191)	(1,534)	(1,374)

End of year	$502,585	$383,198	$135,233	$79,066

Change in plan assets:
Fair value of plan assets at beginning of year	$266,178	$202,947	$49,939	$37,408
Actual return on plan assets	19,374	36,637	2,376	4,270
Employer contributions	28,139	31,785	9,060	9,635
Retiree contributions and Medicare part D subsidies	—	—	1,535	1,299
Benefits paid	(7,347)	(5,191)	(3,069)	(2,673)

Fair value of plan assets at end of year	$306,344	$266,178	$59,841	$49,939

Funded status(1)	$(196,241)	$(117,020)	$(75,392)	$(29,127)
Unrecognized actuarial loss	138,609	53,882	70,279	23,311
Unrecognized prior service cost	30,390	36,116	295	340
Unrecognized transition obligation	—	—	—	—

Net amount recognized	$(27,242)	$(27,022)	$(4,818)	$(5,476)

(1)
The short-term portion of the pension benefits was $1,786 and $1,751 as of December 31, 2014 and 2013, respectively.

        Amounts recognized on the balance sheet consist of:

	Pension Benefits		Other Benefits
	2014	2013	2014	2013
(Accrued) benefit costs	$—	$—	$(5,476)	$(6,219)
Accrued benefit liability	(196,241)	(117,020)	(75,392)	(29,127)
Regulatory asset	168,999	89,998	76,050	29,870

Net amount recognized	$(27,242)	$(27,022)	$(4,818)	$(5,476)

CALIFORNIA WATER SERVICE GROUP

Notes to Consolidated Financial Statements (Continued)

December 31, 2014, 2013, and 2012

Amounts in thousands, except share data

11 EMPLOYEE BENEFIT PLANS (Continued)

        Below are the actuarial assumptions used in determining the benefit obligation for the benefit plans:

	Pension Benefits		Other Benefits
	2014	2013	2014	2013
Weighted average assumptions as of December 31:
Discount rate	4.00%	5.00%	4.00%	5.00%
Long-term rate of return on plan assets	6.50%	6.75%	5.50%	6.00%
Rate of compensation increases	3.25%	4.00%	—	—
Cost of living adjustment	2.50%	3.00%	—	—

        The discount rate was derived from the Citigroup Pension Discount Curve using the expected payouts for the plan. The long-term rate of return assumption is the expected rate of return on a balanced portfolio invested roughly 60% in equities and 40% in fixed income securities. Returns on equity investments were estimated based on estimates of dividend yield and real earnings added to a 2.50% long-term inflation rate. For the pension and other benefit plans, the assumed returns were 8.26% for domestic equities and 8.83% for foreign equities. Returns on fixed-income investments were projected based on investment maturities and credit spreads added to a 2.50% long-term inflation rate. For the pension and other benefit plans, the assumed returns were 4.98% for fixed income investments and 3.16% for short-term cash investments. The average return for the pension and other benefit plans for the last five and ten years was 9.70% and 6.30%, respectively. The company is using a long-term rate of return of 6.50% for the pension plan and 5.50% for the other benefit plan, which is between the 25th and 75th percentile of expected results.

        In 2014, the Company adopted the Society of Actuaries 2014 Mortality Tables Report (RP-2014) and Mortality Improvement Scale (MP-2014 with modifications), which updated the mortality assumptions used for measuring retirement plan obligations. This new mortality table and improvement scale extends the assumed life expectancy of plan participants, resulting in an increase in the Company's accrued benefit cost as of December 31, 2014.

CALIFORNIA WATER SERVICE GROUP

Notes to Consolidated Financial Statements (Continued)

December 31, 2014, 2013, and 2012

Amounts in thousands, except share data

11 EMPLOYEE BENEFIT PLANS (Continued)

        Changes to the pension benefits actuarial assumptions can significantly affect pension costs, regulatory assets, and liabilities. The following table reflects the sensitivity of pension amounts reported for the year ended December 31, 2014, to changes in actuarial assumptions:

	Increase/(Decrease) in Pension Actuarial Assumption	Increase/(Decrease) in 2014 Net Periodic Pension Benefit Cost	Increase/(Decrease) in Projected Pension Benefit Obligation as of December 31, 2014
Discount rate	(0.5)%	$4,426	$53,420
Long-term rate of return on plan assets	(0.5)%	1,230	—
Rate of compensation increases	(0.5)%	(2,016)	(13,522)
Cost of living adjustment	(0.5)%	(3,461)	(33,374)
Discount rate	0.5%	(3,938)	(46,318)
Long-term rate of return on plan assets	0.5%	(1,229)	—
Rate of compensation increases	0.5%	2,176	14,539

        Net periodic benefit costs for the pension and other postretirement plans for the years ended December 31, 2014, 2013, and 2012 included the following components:

	Pension Plan			Other Benefits
	2014	2013	2012	2014	2013	2012
Service cost	$15,964	$17,780	$15,450	$5,205	$5,374	$4,399
Interest cost	18,920	16,354	15,287	4,455	3,556	3,139
Expected return on plan assets	(16,599)	(14,252)	(11,558)	(3,119)	(2,394)	(1,832)
Net amortization and deferral	10,074	15,302	14,283	1,861	2,441	2,425

Net periodic benefit cost	$28,359	$35,184	$33,462	$8,402	$8,977	$8,131

        Below are the actuarial assumptions used in determining the net periodic benefit costs for the benefit plans, which uses the end of the prior year as the measurement date:

	Pension Benefits		Other Benefits
	2014	2013	2014	2013
Weighted average assumptions as of December 31:
Discount rate	5.00%	4.10%	5.00%	4.20%
Long-term rate of return on plan assets	6.75%	7.00%	6.00%	6.00%
Rate of compensation increases	4.00%	3.50%	—	—

CALIFORNIA WATER SERVICE GROUP

Notes to Consolidated Financial Statements (Continued)

December 31, 2014, 2013, and 2012

Amounts in thousands, except share data

11 EMPLOYEE BENEFIT PLANS (Continued)

        The health care cost trend rate assumption has a significant effect on the amounts reported. For 2014 measurement purposes, the Company assumed a 7.8% annual rate of increase in the per capita cost of covered benefits with the rate decreasing to 5.7% by 2018, then gradually grading down to 4.5% over the next 50 years. A one-percentage point change in assumed health care cost trends is estimated to have the following effect:

	1-Percentage Point Increase	1-Percentage Point (Decrease)
Effect on total service and interest costs	$2,633	$(1,950)
Effect on accumulated postretirement benefit obligation	$37,120	$(27,219)

        The Company intends to make annual contributions to the plans up to the amount deductible for tax purposes. The Company estimates in 2015 that the annual contribution to the pension plans will be $33,032 and the annual contribution to the other postretirement plan will be $14,991.

12 STOCK-BASED COMPENSATION PLANS

        The Company has one stockholder-approved stock-based compensation plan.

  Equity Incentive Plan

        The Company's equity incentive plan was approved by stockholders on April 27, 2005 and May 20, 2014. The Company is authorized to issue awards up to 2,000,000 shares of common stock.

        During 2014 and 2013, the Company granted annual Restricted Stock Awards (RSAs) of 60,467 and 74,824 shares, respectively, of common stock to officers and directors of the Company. In 2014 10,544 RSA shares were cancelled and no RSA shares were cancelled in 2013. Employee RSAs granted have a one-year cliff vesting. RSAs granted in 2014 vest over 36 months and RSAs granted in 2013 vest over 48 months. Director RSAs generally vest at the end of 12 months. During 2014 and 2013, the shares granted were valued at $23.62 and $20.66 per share, respectively, based upon the fair market value of the Company's common stock on the date of grant.

        The Company granted performance-based Restricted Stock Unit Awards (RSUs) of 39,232 shares and 50,267 shares of common stock to officers in 2014 and 2013, respectively. Each award reflects a target number of shares that may be issued to the award recipient. The awards may be earned upon the completion of a three-year performance period ending on December 31, 2015 for the 2013 RSUs and December 31, 2016 for the 2014 RSUs. Whether RSUs are earned at the end of the performance period will be determined based on the achievement of certain performance objectives set by the Board of Director Compensation Committee in connection with the issuance of the RSUs. The performance objectives are based on the Company's business plan covering the performance period. The performance objectives include achieving the budgeted return on equity, budgeted investment in utility plant, customer service standards, employee safety standards and water quality standards. Depending on the results achieved during the three-year performance period, the actual number of shares that a grant recipient receives at the end of the performance period may range from 0% to 200% of the target shares granted,

CALIFORNIA WATER SERVICE GROUP

Notes to Consolidated Financial Statements (Continued)

December 31, 2014, 2013, and 2012

Amounts in thousands, except share data

12 STOCK-BASED COMPENSATION PLANS (Continued)

provided that the grantee is continuously employed by the Company through the vesting date. If prior to the vesting date employment is terminated by reason of death, disability or normal retirement, then a pro rata portion of this award will vest. RSUs are not included in diluted shares for financial reporting until earned. The RSUs are recognized as expense ratably over the three year performance period using a fair market value of $23.61 per share for the 2014 RSUs and $20.62 per share for the 2013 RSUs and an estimate of RSUs earned during the performance period.

        The Company has recorded compensation costs for the RSAs and RSUs which are included in administrative and general operating expenses in the amount of $2.2 million and $1.8 million for 2014 and 2013, respectively.

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

CALIFORNIA WATER SERVICE GROUP

Notes to Consolidated Financial Statements (Continued)

December 31, 2014, 2013, and 2012

Amounts in thousands, except share data

13 FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

        Advances for construction fair values were estimated using broker quotes from companies that frequently purchase these investments.

	December 31, 2014
		Fair Value
	Cost	Level 1	Level 2	Level 3	Total
Long-term debt, including current maturities	$425,840	$—	$534,068	$—	$534,068
Advances for construction	182,284	—	72,571	—	72,571

Total	$608,124	$—	$606,639	$—	$606,639

	December 31, 2013
		Fair Value
	Cost	Level 1	Level 2	Level 3	Total
Long-term debt, including current maturities	$434,050	$—	$511,146	$—	$511,146
Advances for construction	183,393	—	73,389	—	73,389

Total	$617,443	$—	$584,535	$—	$584,535

14 COMMITMENTS AND CONTINGENCIES

  Commitments

        The Company leases offices, equipment and other facilities, two water systems from cities, and has long-term commitments to purchase water from water wholesalers. The commitments are noted in the table below.

	Facility Leases	System Lease	Water Contracts	Capital Lease Obligations
2015	$893	$845	$21,045	$1,109
2016	530	845	21,116	1,109
2017	457	845	21,144	1,109
2018	405	493	23,067	1,016
2019	378	—	21,145	1,248
Thereafter	3,090	—	423,911	6,345

        Company Facility leases include office and other facilities in many of its operating districts. The total paid and charged to operations for such leases was $949 in 2014, $1,058 in 2013, and $1,156 in 2012. The system lease is a 15-year lease with the City of Commerce. The lease includes an annual lease payment of $845 per year plus a cost savings sharing arrangement.

        The Company has a long-term contract with the Santa Clara Valley Water District that requires the Company to purchase minimum annual water quantities. Purchases are priced at the districts then-current wholesale water rate. The Company operates to purchase sufficient water to equal or exceed the minimum

CALIFORNIA WATER SERVICE GROUP

Notes to Consolidated Financial Statements (Continued)

December 31, 2014, 2013, and 2012

Amounts in thousands, except share data

14 COMMITMENTS AND CONTINGENCIES (Continued)

quantities under the contract. The total paid to Santa Clara Valley Water District was $5,486 in 2014, $7,407 in 2013, and $6,164 in 2012.

        The Company also has a water supply contract with Stockton East Water District (SEWD) that requires a fixed, annual payment. Each year, the fixed annual payment is adjusted for changes to SEWD's costs. Because of the fixed annual price arrangement, the Company operates to receive as much water as possible from SEWD in order to minimize the cost of operating Company-owned wells used to supplement SEWD deliveries. The total paid under the contract was $8,739 in 2014, $9,990 in 2013, and $6,591 in 2012.

        Estimated annual contractual obligations in the table above are based on the same payment levels as 2014. Future increased costs by SEWD are expected to be offset by a decline in the allocation of costs to the Company, as other customers of SEWD are expected to receive a larger allocation based upon growth of their service areas.

        On September 21, 2005, the Company entered into an agreement with Kern County Water Agency (Agency) to obtain treated water for the Company's operations. The term of the agreement is to January 1, 2035, or until the repayment of the Agency's bonds (described hereafter) occurs. Under the terms of the agreement, the Company is obligated to purchase approximately 19,000 acre feet of treated water in 2014 and an incrementally higher volume of water for each subsequent year until 2017, when the Company is obligated to purchase 20,500 acre feet of treated water per year. The Company is obligated to pay the Capital Facilities Charge and the Treated Water Charge regardless of whether it can use the water in its operation, and is obligated for these charges even if the Agency cannot produce an adequate amount to supply the 20,500 acre feet in the year. (This agreement supersedes a prior agreement with Kern County Water Agency for the supply of 11,500 acre feet of water per year). Total annual expense in 2014 was $6,704, $6,289 in 2013, and $6,272 in 2012.

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

CALIFORNIA WATER SERVICE GROUP

Notes to Consolidated Financial Statements (Continued)

December 31, 2014, 2013, and 2012

Amounts in thousands, except share data

14 COMMITMENTS AND CONTINGENCIES (Continued)

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

        We pay a capital facilities charge and charges related to treated water that together total $7,744 annually, which equates to $378 dollars per acre foot. Total treated water charge for 2014 was $2,760. As treated water is being delivered, we will also be obligated for our portion of the operating costs; that portion is currently estimated to be $14 dollars per acre foot. The actual amount will vary due to variations from estimates, inflation, and other changes in the cost structure. Our overall estimated cost of $378 dollars per acre foot is less than the estimated cost of procuring untreated water (assuming water rights could be obtained) and then providing treatment.

        There are three capital leases; the most significant was the City of Hawthorne water system. In 2011, we entered into a 15-year capital lease agreement to operate the City of Hawthorne water system. The system, which is located near the Hermosa Redondo district, serves about half of Hawthorne's population. The agreement required us to make an up-front $8,100 lease deposit to the city that is being amortized over the lease term. Additionally, annual lease payments of $940 are made to the city and shall be increased or decreased each year on July 1, by the same percentage that the rates charged to customers served by the water system increased or decreased, exclusive of pass-through increases or decreases in the cost of water, power, and city-imposed fees, compared to the rates in effect on July 1 of the prior year, provided, that in no event will the annual lease payment be less than $940. Under the lease we are responsible for all aspects of system operation and capital improvements, although title to the system and system improvements reside with the city. In exchange, we receive all revenue from the water system, which was $7,802, $7,688, and $7,621 in 2014, 2013, and 2012, respectively. At the end of the lease, the city is required to reimburse us for the unamortized value of capital improvements made during the term of the lease. The annual payments were $940 in 2014, 2013, and 2012. The capital lease asset was $8,736 as of December 31, 2014.

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

CALIFORNIA WATER SERVICE GROUP

Notes to Consolidated Financial Statements (Continued)

December 31, 2014, 2013, and 2012

Amounts in thousands, except share data

14 COMMITMENTS AND CONTINGENCIES (Continued)

case basis. The Commission has authorized various memorandum accounts that allow the Company to track significant litigation costs to request recovery of these costs in future filings and uses of proceeds to comply with Commission's general policy.

  Other Legal Matters

        From time to time, the Company is involved in various disputes and litigation matters that arise in the ordinary course of business. The status of each significant matter is reviewed and assessed for potential financial exposure. If the potential loss from any claim or legal proceeding is considered probable and the amount of the range of loss can be estimated, a liability is accrued for the estimated loss in accordance with the accounting standards for contingencies. Legal proceedings are subject to uncertainties, and the outcomes are difficult to predict. Because of such uncertainties, accruals are based on the best information available at the time. While the outcome of these disputes and litigation matters cannot be predicted with any certainty, management does not believe when taking into account existing reserves the ultimate resolution of these matters will materially affect the Company's financial position, results of operations, or cash flows. The Company has recognized a liability of $3.2 million for all known legal matters as of December 31, 2014 mostly due to main and service leaks. The reasonably possible losses in excess of the amounts accrued was $1.5 million. The cost of litigation is expensed as incurred and any settlement is first offset against such costs. Any settlement in excess of the cost to litigate is accounted for on a case by case basis, dependant on the nature of the settlement.

15 QUARTERLY FINANCIAL DATA (UNAUDITED)

        The Company's common stock is traded on the New York Stock Exchange under the symbol "CWT."

2014	First	Second	Third	Fourth
Operating revenue	$110,515	$158,416	$191,184	$137,384
Net operating income	1,152	23,292	40,834	16,569
Net (loss) income	(5,476)	17,170	33,650	11,394
Diluted earnings (loss) per share	(0.11)	0.36	0.70	0.24
Common stock market price range:
High	24.60	24.37	24.78	26.37
Low	21.63	20.33	22.41	21.98
Dividends paid per common share	0.1625	0.1625	0.1625	0.1625

CALIFORNIA WATER SERVICE GROUP

Notes to Consolidated Financial Statements (Continued)

December 31, 2014, 2013, and 2012

Amounts in thousands, except share data

15 QUARTERLY FINANCIAL DATA (UNAUDITED) (Continued)

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

        The following tables present the condensed consolidating balance sheets as of December 31, 2014 and 2013, the condensed consolidating statements of income for the years ended December 31, 2014, 2013 and 2012, and the condensed consolidating statements of cash flows for the years ended December 31, 2014, 2013, and 2012, of (i) California Water Service Group the guarantor of the first mortgage bonds and the parent company; (ii)California Water Service Company, the issuer of the first mortgage bonds and a 100% owned subsidiary of California Water Service Group; and (iii) the other 100% owned subsidiaries of California Water Service Group.

CALIFORNIA WATER SERVICE GROUP

Notes to Consolidated Financial Statements (Continued)

December 31, 2014, 2013, and 2012

Amounts in thousands, except share data

16 CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (Continued)

CALIFORNIA WATER SERVICE GROUP

CONDENSED CONSOLIDATING BALANCE SHEET
As of December 31, 2014

	Parent Company	Cal Water	All Other Subsidiaries	Consolidating Adjustments	Consolidated
	(In thousands)
ASSETS
Utility plant:
Utility plant	$1,318	$2,154,146	$194,204	$(7,197)	$2,342,471
Less accumulated depreciation and amortization	(377)	(710,840)	(42,545)	1,722	(752,040)

Net utility plant	941	1,443,306	151,659	(5,475)	1,590,431

Current assets:
Cash and cash equivalents	4,108	13,929	1,550	—	19,587
Receivables	—	108,815	9,114	(1,051)	116,878
Receivables from affiliates	20,001	3,608	—	(23,609)	—
Other current assets	—	16,443	1,216	—	17,659

Total current assets	24,109	142,795	11,880	(24,660)	154,124

Other assets:
Regulatory assets	—	387,387	2,944	—	390,331
Investments in affiliates	637,998	—	—	(637,998)	—
Long-term affiliate notes receivable	25,263	—	—	(25,263)	—
Other assets	891	47,617	4,278	(321)	52,465

Total other assets	664,152	435,004	7,222	(663,582)	442,796

	$689,202	$2,021,105	$170,761	$(693,717)	$2,187,351

CAPITALIZATION AND LIABILITIES
Capitalization:
Common stockholders' equity	$626,626	$569,319	$74,107	$(643,426)	$626,626
Affiliate long-term debt	—	—	25,263	(25,263)	—
Long-term debt, less current maturities	—	417,884	1,349	—	419,233

Total capitalization	626,626	987,203	100,719	(668,689)	1,045,859

Current liabilities:
Current maturities of long-term debt	—	6,173	434	—	6,607
Short-term borrowings	61,715	17,400	—	—	79,115
Payables to affiliates	—	270	23,339	(23,609)	—
Accounts payable	—	56,666	2,930	(201)	59,395
Accrued expenses and other liabilities	861	71,203	1,281	(756)	72,589

Total current liabilities	62,576	151,712	27,984	(24,566)	217,706
Unamortized investment tax credits	—	2,032	—	—	2,032
Deferred income taxes, net	—	210,789	4,515	(462)	214,842
Pension and postretirement benefits other than pensions	—	270,865	—	—	270,865
Regulatory and other liabilities	—	74,282	8,997	—	83,279
Advances for construction	—	181,763	521	—	182,284
Contributions in aid of construction	—	142,459	28,025	—	170,484

	$689,202	$2,021,105	$170,761	$(693,717)	$2,187,351

CALIFORNIA WATER SERVICE GROUP

Notes to Consolidated Financial Statements (Continued)

December 31, 2014, 2013, and 2012

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

December 31, 2014, 2013, and 2012

Amounts in thousands, except share data

16 CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (Continued)

CALIFORNIA WATER SERVICE GROUP

CONDENSED CONSOLIDATING STATEMENT OF INCOME
For the Year Ended December 31, 2014

	Parent Company	Cal Water	All Other Subsidiaries	Consolidating Adjustments	Consolidated
	(In thousands)
Operating revenue	$—	$564,508	$32,991	$—	$597,499

Operating expenses:
Operations:
Purchased water	—	177,561	323	—	177,884
Purchased power	—	24,089	9,070	—	33,159
Pump taxes	—	12,898	—	—	12,898
Administrative and general	66	87,130	10,177	—	97,373
Other	—	59,291	7,021	(505)	65,807
Maintenance	—	19,141	713	—	19,854
Depreciation and amortization	214	56,836	4,274	(107)	61,217
Income tax (benefit) expense	(275)	27,286	(1,248)	964	26,727
Taxes other than income taxes	—	18,086	2,647	—	20,733

Total operating (income) expenses	5	482,318	32,977	352	515,652

Net operating income (loss)	(5)	82,190	14	(352)	81,847

Other Income and Expenses:
Non-regulated revenue	1,811	16,085	1,592	(2,170)	17,318
Non-regulated expense	—	(13,086)	(1,199)	—	(14,285)
Gain on non-utility properties	—	51			51
Income tax (expense) on other income and expense	(738)	(1,243)	(184)	920	(1,245)

Net other income	1,073	1,807	209	(1,250)	1,839

Interest:
Interest expense	394	27,777	1,978	(1,666)	28,483
Less: capitalized interest	—	(1,460)	(75)	—	(1,535)

Net interest expense	394	26,317	1,903	(1,666)	26,948

Equity earnings of subsidiaries	56,064	—	—	(56,064)	—

Net income (loss)	$56,738	$57,680	$(1,680)	$(56,000)	$56,738

CALIFORNIA WATER SERVICE GROUP

Notes to Consolidated Financial Statements (Continued)

December 31, 2014, 2013, and 2012

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

December 31, 2014, 2013, and 2012

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

December 31, 2014, 2013, and 2012

Amounts in thousands, except share data

16 CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (Continued)

CALIFORNIA WATER SERVICE GROUP

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2014

	Parent Company	Cal Water	All Other Subsidiaries	Consolidating Adjustments	Consolidated
	(In thousands)
Operating activities:
Net income (loss)	$56,738	$57,680	$(1,680)	$(56,000)	$56,738

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity earnings of subsidiaries	(56,064)	—	—	56,064	—
Dividends received from affiliates	31,063	—	—	(31,063)	—
Depreciation and amortization	214	58,657	4,558	(107)	63,322
Change in value of life insurance contracts	—	(994)	—	—	(994)
Stock-based compensation	2,195	—	—	—	2,195
Gain on sale of non-utility properties	—	(51)	—	—	(51)
Changes in deferred income taxes	—	34,125	—	—	34,125
Other changes in noncurrent assets and liabilities	789	(15,596)	243	43	(14,521)
Changes in operating assets and liabilities	16	(11,803)	(894)	—	(12,681)

Net cash provided by operating activities	34,951	122,018	2,227	(31,063)	128,133

Investing activities:
Utility plant expenditures	—	(125,048)	(6,967)	—	(132,015)
Proceeds from sale of non-utility assets	—	57	—	—	57
Investment in affiliates	(47,650)	—	—	47,650	—
Change in affiliate advances	(3,200)	2,147	(80)	1,133	—
Proceeds from affiliates long term debt	938	—	—	(938)	—
Purchase of life insurance contracts	—	(3,207)	—	—	(3,207)
Changes in Restricted cash	—	396	—	—	396

Net cash (used in) investing activities	(49,912)	(125,655)	(7,047)	47,845	(134,769)

Financing Activities:
Short-term borrowings	64,900	52,400	—	—	117,300
Repayment of short-term borrowings	(20,000)	(65,000)	—	—	(85,000)
Investment from affiliates	—	42,000	5,650	(47,650)	—
Change in affiliate advances	(48)	270	911	(1,133)	—
Repayment of affiliate long-term borrowings	—	—	(938)	938	—
Proceeds from long-term debt	—	—	497	—	497
Repayment of long-term debt	—	(6,934)	(1,771)	—	(8,705)
Advances and contributions in aid for construction	—	11,219	1,110	—	12,329
Refunds of advances for construction	—	(6,529)	(112)	—	(6,641)
Dividends paid to non-affiliates	(31,063)	—	—	—	(31,063)
Dividends paid to affiliates	—	(30,650)	(413)	31,063	—

Net cash provided by (used in) financing activities	13,789	(3,224)	4,934	(16,782)	(1,283)

Change in cash and cash equivalents	(1,172)	(6,861)	114	—	(7,919)
Cash and cash equivalents at beginning of period	5,280	20,790	1,436	—	27,506

Cash and cash equivalents at end of year	$4,108	$13,929	$1,550	$—	$19,587

CALIFORNIA WATER SERVICE GROUP

Notes to Consolidated Financial Statements (Continued)

December 31, 2014, 2013, and 2012

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

December 31, 2014, 2013, and 2012

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

Item 9A.    Controls and Procedures.

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

        Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2014. Based on that evaluation, we concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

        There was no change in our internal control over financial reporting during the quarter ended December 31, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management's Report on Internal Control over Financial Reporting

        Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended). On May 14, 2013, the Committee of Sponsoring Organizations of the Treadway Commission (COSO) issued an updated version of its Internal Control—Integrated Framework (2013 Framework). Originally issued in 1992 (1992 Framework), the framework helps organizations design, implement and evaluate the effectiveness of internal control concepts and simplify their use and application. During 2014, management implemented the 2013 Framework to assess the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth by the COSO. Management has concluded that, as of December 31, 2014, our internal control over financial reporting is effective based on these criteria. Our independent registered public accounting firm, Deloitte & Touche LLP, has audited the effectiveness of our internal control over financial reporting as of December 31, 2014, as stated in their report, which is included herein.

Item 9B.    Other Information.

        On February 25, 2015, the Board of Directors approved an amendment to the Company's Amended and Restated Bylaws, which took effect immediately, to add a forum selection provision. Under the provision, which is set forth in Article 12 of the Amended and Restated Bylaws, unless the Company consents in writing to the selection of an alternative forum, the sole and exclusive forum for (1) any derivative action or proceeding brought on behalf of the Company; (2) any action asserting a claim of breach of a fiduciary duty owed by any director, officer or employee of the Company to the Company or the Company's stockholders; (3) any action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law or the Company's Certificate of Incorporation or Bylaws; or (4) any action asserting a claim governed by the internal affairs doctrine, shall be a state court located within the State of Delaware (or, if no state court located within the State of Delaware has jurisdiction, the federal district court for the District of Delaware); in all cases subject to the court's having personal jurisdiction over the indispensable parties named as defendants. The provision also states that any person or entity purchasing or otherwise acquiring any interest in shares of stock of the Company is deemed to have notice of and consented to the foregoing provision.

        The Board of Directors believes designating Delaware state courts as the exclusive forum for the types of disputes listed above is in the best interests of the Company and its stockholders. The Company is incorporated in the State of Delaware. Delaware courts, and in particular, the Delaware Court of Chancery, are widely regarded as having significant expertise in dealing with corporate law issues. In addition, the forum selection provision may allow the Company and its stockholders to avoid costly and duplicative litigation and the risk of inconsistent outcomes when multiple similar cases proceed in different courts. At the same time, the Company retains the ability to consent to an alternative forum on a case-by-case basis where the Company determines that its interests and those of its stockholders are best served by permitting a dispute to proceed in another forum.

        In connection with the addition of the forum selection provision, the Board of Directors approved related conforming and technical amendments to the Amended and Restated Bylaws. The description of the amendments is qualified in its entirety by reference to the text of the Amended and Restated Bylaws, attached hereto as Exhibit 3.3 and incorporated herein by reference.

 PART III

Item 10.    Directors and Executive Officers and Corporate Governance.

        The information required by this Item as to directors of the Company and the Company's Audit Committee is contained in the sections captioned "Board Structure" and "Proposal No. 1—Election of Directors" of the 2015 Proxy Statement, and is incorporated herein by reference.

        Information required by this Item regarding executive officers is included in a separate section captioned "Executive Officers of the Registrant" contained in Part I of this annual report.

        Information required by this Item as to our Code of Ethics is contained in the section captioned "Other Matters—Code of Ethics" of the 2015 Proxy Statement, and is incorporated herein by reference.

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

        Information required to be disclosed by this Item as to compliance with Section 16(a) filing requirements is contained in the section captioned "Stock Ownership of Management and Certain Beneficial Owners" of the 2015 Proxy Statement, and is incorporated herein by reference.

Item 11.    Executive Compensation.

        The information required by this Item is contained under the captions "Compensation Discussion and Analysis," "Report of the Organization and Compensation Committee of the Board of Directors on Executive Compensation," and "Organization and Compensation Committee Interlocks and Insider Participation" of the 2015 Proxy Statement and is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        The information required by this Item regarding security ownership of certain beneficial owners and management is contained in the section captioned "Stock Ownership of Management and Certain Beneficial Owners" of the 2015 Proxy Statement and is incorporated herein by reference.

        The following table represents securities authorized to be issued under our equity compensation plan:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Rights (a)	Weighted-Average Exercise Price of Outstanding Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plan (Excluding Securities Reflected in Column) (a)
Equity compensation plans approved by security holders	186,356	$19.14	1,010,747
Equity compensation plans not approved by security holders	-0-	-0-	-0-

Total	186,356	$19.14	1,010,747

Item 13.    Certain Relationships and Related Transactions and Director Independence.

        The information required by this Item is contained in the sections captioned "Certain Related Persons Transactions" and "Board Structure" of the 2015 Proxy Statement and is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services.

        The information required by this Item is contained in the section captioned "Report of the Audit Committee" and "Relationship with the Independent Registered Public Accounting Firm" of the 2015 Proxy Statement and is incorporated herein by reference.

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
Date: February 26, 2015

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ PETER C. NELSON PETER C. NELSON	Chairman, Board of Directors	Date: February 26, 2015
/s/ TERRY P. BAYER TERRY P. BAYER	Member, Board of Directors	Date: February 26, 2015
/s/ EDWIN A. GUILES EDWIN A. GUILES	Member, Board of Directors	Date: February 26, 2015
/s/ BONNIE G. HILL BONNIE G. HILL	Member, Board of Directors	Date: February 26, 2015
/s/ THOMAS M. KRUMMEL THOMAS M. KRUMMEL, M.D.	Member, Board of Directors	Date: February 26, 2015
/s/ RICHARD P. MAGNUSON RICHARD P. MAGNUSON	Member, Board of Directors	Date: February 26, 2015
/s/ LINDA R. MEIER LINDA R. MEIER	Member, Board of Directors	Date: February 26, 2015
/s/ LESTER A. SNOW LESTER A. SNOW	Member, Board of Directors	Date: February 26, 2015

/s/ GEORGE A. VERA GEORGE A. VERA	Member, Board of Directors	Date: February 26, 2015
/s/ MARTIN A. KROPELNICKI MARTIN A. KROPELNICKI	President and Chief Executive Officer; Principal Executive Officer; Member, Board of Directors	Date: February 26, 2015
/s/ THOMAS F. SMEGAL III THOMAS F. SMEGAL III	Vice President, Chief Financial Officer and Treasurer; Principal Financial Officer	Date: February 26, 2015
/s/ DAVID B. HEALEY DAVID B. HEALEY	Vice President, Corporate Controller and Assistant Treasurer; Principal Accounting Officer	Date: February 26, 2015

EXHIBIT INDEX

        Unless filed with this Form 10-K, the documents listed are incorporated by reference to the filings referred to:

Exhibit Number
3.1	Certificate of Incorporation of California Water Service Group (Exhibit 3.1 to the Quarterly Report on Form 10-Q filed August 9, 2006)
3.2	Certificate of Amendment to Certificate of Incorporation of California Water Service Group (Exhibit 3.1 to the Current Report on Form 8-K filed June 10, 2011)
3.3	Amended and Restated Bylaws of California Water Service Group, as amended on February 25, 2015
4.1	[reserved]
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
10.17
Amended and Restated Credit Agreement dated as of June 29, 2011 among California Water Service Company, as borrower, Bank of America, N.A., as administrative agent, swing line lender and letter of credit issuer, Merrill Lynch, Pierce, Fenner & Smith Incorporated, as sole lead arranger and sole book manager, CoBank, ACB, as syndication agent, Wells Fargo Bank, National Association, Bank of China, Los Angeles Branch, and U.S. Bank National Association, as co- documentation agents, and the other lender parties thereto (Exhibit 10.2 to the Current Report on Form 8-K of the registrant dated July 1, 2011).
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