Form 10-Q
period 2015-03-31
CALIFORNIA WATER SERVICE GROUP
filed 2015-04-30
CIK 1035201

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common shares outstanding as of April 27, 2015 — 47,880,233

PART I FINANCIAL INFORMATION

Item 1.

FINANCIAL STATEMENTS

The condensed consolidated financial statements presented in this filing on Form 10-Q have been prepared by management and are unaudited.

CALIFORNIA WATER SERVICE GROUP

CONDENSED CONSOLIDATED BALANCE SHEETS

Unaudited

(In thousands, except per share data)

	March 31, 2015	December 31, 2014
ASSETS
Utility plant:
Utility plant	$2,373,167	$2,342,471
Less accumulated depreciation and amortization	(766,545)	(752,040)
Net utility plant	1,606,622	1,590,431
Current assets:
Cash and cash equivalents	33,311	19,587
Receivables:
Customers	24,327	25,803
Regulatory balancing accounts	50,016	53,199
Other	13,349	14,136
Unbilled revenue	22,599	23,740
Materials and supplies at weighted average cost	6,158	6,041
Taxes, prepaid expenses and other assets	9,495	11,618
Total current assets	159,255	154,124
Other assets:
Regulatory assets	401,089	390,331
Goodwill	2,615	2,615
Other assets	51,164	49,850
Total other assets	454,868	442,796
	$2,220,745	$2,187,351
CAPITALIZATION AND LIABILITIES
Capitalization:
Common stock, $.01 par value; 68,000 shares authorized, 47,880 and 47,806 outstanding in 2015 and 2014, respectively	$479	$478
Additional paid-in capital	331,029	330,558
Retained earnings	289,158	295,590
Total common stockholders’ equity	620,666	626,626
Long-term debt, less current maturities	419,014	419,233
Total capitalization	1,039,680	1,045,859
Current liabilities:
Current maturities of long-term debt	6,596	6,607
Short-term borrowings	109,115	79,115
Accounts payable	57,684	59,395
Regulatory balancing accounts	5,580	6,126
Accrued interest	9,583	4,194
Accrued expenses and other liabilities	65,385	62,269
Total current liabilities	253,943	217,706
Unamortized investment tax credits	2,032	2,032
Deferred income taxes, net	214,814	214,842
Pension and postretirement benefits other than pensions	277,094	270,865
Regulatory and other liabilities	81,499	83,279
Advances for construction	181,553	182,284
Contributions in aid of construction	170,130	170,484
Commitments and contingencies (Note 10)	—	—
	$2,220,745	$2,187,351

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

CALIFORNIA WATER SERVICE GROUP

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Unaudited

(In thousands, except per share data)

For the three months ended	March 31, 2015	March 31, 2014
Operating revenue	$121,985	$110,515
Operating expenses:
Operations:
Water production costs	45,202	45,402
Administrative and general	27,695	25,141
Other operations	15,843	16,376
Maintenance	4,457	5,005
Depreciation and amortization	15,319	16,053
Income tax expense (benefit)	613	(3,839)
Property and other taxes	5,359	5,225
Total operating expenses	114,488	109,363
Net operating income	7,497	1,152
Other income and expenses:
Non-regulated revenue	3,247	4,280
Non-regulated expenses, net	(2,243)	(4,119)
Income tax expense on other income and expenses	(403)	(79)
Net other income	601	82
Interest expense:
Interest expense	7,069	7,075
Less: capitalized interest	(546)	(365)
Net interest expense	6,523	6,710
Net income (loss)	$1,575	$(5,476)
Net income (loss) per share
Basic	$0.03	$(0.11)
Diluted	0.03	(0.11)
Weighted average shares outstanding
Basic	47,825	47,756
Diluted	47,854	47,756
Dividends declared per share of common stock	$0.1675	$0.1625

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

CALIFORNIA WATER SERVICE GROUP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

(In thousands)

For the three months ended:	March 31, 2015	March 31, 2014
Operating activities
Net income (loss)	$1,575	$(5,476)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	15,736	16,564
Change in value of life insurance contracts	(161)	(158)
Changes in operating assets and liabilities:
Receivables	600	6,006
Accounts payable	(419)	178
Other current assets	(4,604)	(5,065)
Other current liabilities	7,627	7,458
Other changes in noncurrent assets and liabilities	6,535	(9,034)
Net cash provided by operating activities	26,889	10,473
Investing activities:
Utility plant expenditures	(35,047)	(24,620)
Purchase of life insurance	—	(1,674)
Changes in restricted cash and other changes, net	(26)	418
Net cash (used in) investing activities	(35,073)	(25,876)
Financing activities:
Short-term borrowings	30,000	22,200
Repayment of short-term borrowings	—	(5,000)
Issuance of long-term debt	50	—
Repayment of long-term debt	(338)	(460)
Advances and contributions in aid of construction	1,777	2,194
Refunds of advances for construction	(1,574)	(1,535)
Dividends paid	(8,007)	(7,758)
Net cash provided by financing activities	21,908	9,641
Change in cash and cash equivalents	13,724	(5,762)
Cash and cash equivalents at beginning of period	19,587	27,506
Cash and cash equivalents at end of period	$33,311	$21,744
Supplemental information
Cash paid for interest (net of amounts capitalized)	$749	$837
Cash paid for income taxes	—	—
Supplemental disclosure of non-cash activities:
Accrued payables for investments in utility plant	$14,374	$10,690
Utility plant contribution by developers	1,823	1,020

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

CALIFORNIA WATER SERVICE GROUP

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2015

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

Basis of Presentation

The unaudited interim financial information has been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission (SEC) and therefore do not contain all of the information and footnotes required by GAAP and the SEC for annual financial statements. The condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements for the year ended December 31, 2014, included in its annual report on Form 10-K as filed with the SEC on February 26, 2015.

The preparation of the Company’s condensed consolidated unaudited interim financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the balance sheet dates and the reported amounts of revenues and expenses for the periods presented. These include, but are not limited to, estimates and assumptions used in determining the Company’s regulatory asset and liability balances based upon probability assessments of regulatory recovery, revenues earned but not yet billed, asset retirement obligations, allowance for doubtful accounts, pension and other employee benefit plan liabilities, and income tax-related assets and liabilities.  Actual results could differ from these estimates.

In the opinion of management, the accompanying condensed consolidated unaudited interim financial statements reflect all adjustments, consisting of normal recurring transactions that are necessary to provide a fair presentation of the results for the periods covered. The results for interim periods are not necessarily indicative of the results for any future period.

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

Note 2. Summary of Significant Accounting Policies

Revenue

Revenue generally includes monthly cycle customer billings for regulated water and wastewater services at rates authorized by the commissions (plus an estimate for water used between the customer’s last meter reading and the end of the accounting period) and billings to certain non-regulated customers at rates authorized by contract with government agencies.

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

Cost-recovery rates are designed to permit full recovery of certain costs. Cost-recovery rates such as the Modified Cost Balancing Account (MCBA) provides for recovery of adopted expense levels for purchased water, purchased power and pump taxes, as established by the CPUC. In addition, cost-recovery rates include recovery of cost related to water conservation programs and certain other operation expenses adopted by the CPUC. There is no markup for return or profit for cost-recovery expenses and such costs are generally recognized when expenses are incurred.  Variances (which include the effects of changes in both rate and volume for the MCBA) between adopted and actual costs are recorded as a component of revenue, as the amount of such variances will be recovered from or refunded to our customers at a later date.  The variance between adopted costs and actual costs for metered accounts is recorded as a component of revenue with an offsetting entry to a regulatory asset or liability balancing account (transferred individually for each Cal Water District) subject to certain criteria under the accounting for regulated operations being met.

The balances in the WRAM and MCBA assets and liabilities accounts will fluctuate on a monthly basis depending upon the variance between adopted and actual results. The recovery or refund of the WRAM is netted against the MCBA over or under-recovery for the corresponding district and is interest bearing at the current 90 day commercial paper rate. At the end of any calendar year, Cal Water files with the CPUC to refund or collect the balance in the accounts. Most undercollected net WRAM and MCBA receivable balances are collected over 12 or 18 months. Cal Water defers net WRAM and MCBA operating revenues and associated costs whenever the net receivable balances are estimated to be collected more than 24 months after the respective reporting periods in which it was recognized. The deferred net WRAM and MCBA revenues and associated costs were determined using forecasts of rate payer consumption trends in future reporting periods and the timing of when the CPUC will authorize Cal Water’s filings to recover the undercollected balances. Deferred net WRAM and MCBA revenues and associated costs will be recognized as revenues and costs in future periods when collection is within twenty-four months of the respective reporting period.

Flat rate customers are billed in advance at the beginning of the service period. The revenue is prorated so that the portion of revenue applicable to the current period is included in that period’s revenue, with the balance recorded as unearned revenue on the balance sheet and recognized as revenue when earned in the subsequent accounting period. The unearned revenue liability was $1.5 million as of March 31, 2015 and $1.5 million as of December 31, 2014. This liability is included in “accrued expenses and other liabilities” on the condensed consolidated balance sheets.

Cash and Cash Equivalents

Cash equivalents include highly liquid investments with maturities of three months or less.  Cash and cash equivalents was $33.3 million and $19.6 million as of March 31, 2015 and December 31, 2014, respectively.  Restricted cash of $0.8 million was presented on the condensed consolidated balance sheet as “taxes, prepaid expenses and other assets” as of March 31, 2015 and December 31, 2014.

Adoption of New Accounting Standards

On May 28, 2014 the Financial Accounting Standards Board (FASB) issued an accounting standards update (ASU) 2014-09, Revenue from Contracts with Customers.  This update creates a single, principles based framework for revenue recognition and is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled when goods or services are transferred to customers.  ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016.  Early adoption is not permitted.  The Company is currently evaluating the impact of adopting the new revenue standard on its consolidated financial statements and related disclosures.

On April 7, 2015 the FASB issued ASU 2015-03, simplifying the Presentation of Debt Issuance Costs.  This update requires debt issuance costs to be presented in the balance sheet as a direct deduction from the associated debt liability because these costs provide no future economic benefit.  ASU 2015-03 is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years.  The new accounting standard will be applied on a retrospective basis. Early adoption is permitted. The Company is currently evaluating the impact of adopting the new accounting standard on its consolidated financial statements and related disclosures.

Note 3. Stock-based Compensation

Equity Incentive Plan

During the three months ended March 31, 2015 and 2014, the Company granted annual Restricted Stock Awards (RSAs) of 59,151 and 58,378 shares, respectively, of common stock to officers and directors of the Company and 5,193 shares of RSAs were cancelled during the three months ended March 31, 2015. Employee RSAs granted in 2015 and 2014 vest over 36 months.  Director RSAs generally vest at the end of 12 months. During the first three months of 2015 and 2014, the RSAs granted were valued at $24.30 and $23.61 per share, respectively, based upon the fair market value of the Company’s common stock on the date of grant.

During the three months ended March 31, 2015 and 2014, the Company granted performance-based Restricted Stock Unit Awards (RSUs) of 37,137 shares and 37,143 shares of common stock, respectively, to officers.  Each award reflects a target number of shares that may be issued to the award recipient.  The 2015 and 2014 awards may be earned upon the completion of the three-year performance period ending on March 3, 2018 and March 4, 2017, respectively.  Whether RSUs are earned at the end of the performance period will be determined based on the achievement of certain performance objectives set by the Board of Director Compensation Committee in connection with the issuance of the RSUs.  The performance objectives are based on the Company’s business plan covering the performance period.  The performance objectives include achieving the budgeted return on equity, budgeted investment in utility plant, customer service standards, water quality standards, and safety standards.  Depending on the results achieved during the three-year performance period, the actual number of shares that a grant recipient receives at the end of the performance period may range from 0% to 200% of the target shares granted, provided that the grantee is continuously employed by the Company through the vesting date.  If prior to the vesting date employment is terminated by reason of death, disability or normal retirement, then a pro rata portion of this award will vest.  RSUs are not included in diluted shares for financial reporting until authorized by the Board of Director Compensation Committee.  The 2015 and 2014 RSUs are recognized as expense ratably over the three year performance period using a fair market value of $24.30 per share and $23.61 per share, respectively, and an estimate of RSUs earned during the performance period.

The Company has recorded compensation costs for the RSAs and RSUs in Operating Expense in the amount of $0.6 million and $0.5 million for the three months ended March 31, 2015 and March 31, 2014, respectively.

Note 4. Equity

The Company’s changes in total common stockholders’ equity for the three months ended March 31, 2015 were as follows:

Total Common Stockholders’ Equity
Balance at December 31, 2014	$626,626
Common stock issued	—
Share-based compensation expense	472
Common stock dividends declared	(8,007)
Net income	1,575
Balance at March 31, 2015	$620,666

Note 5. Net Income (Loss) Per Share Calculations

The computations of basic and diluted net income or loss per weighted average common share are noted below. Basic net income or loss per share is computed by dividing the net income or loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net income or loss per share reflects the potential dilution that could occur if securities or other contracts were exercised or converted into common stock. RSAs are included in the weighted average common shares outstanding because the shares have all the same voting and dividend rights as issued and unrestricted common stock.

A total of 65,436 shares of Stock Appreciation Rights (SARs) were vested and outstanding and all were dilutive as of March 31, 2015 and there were 212,920 shares of SARs vested and outstanding and all were anti-dilutive as of March 31, 2014, as shown in the table below.

	Three Months Ended March 31
	2015	2014
Net income (loss) available to common stockholders	$1,575	$(5,476)
Weighted average common shares outstanding, basic	47,825	47,756
Dilutive SARs (treasury method)	29	—
Weighted average common shares outstanding, dilutive	47,854	47,756
Net income (loss) per share - basic	$0.03	$(0.11)
Net income (loss) per share - diluted	$0.03	$(0.11)

Note 6. Pension Plan and Other Postretirement Benefits

The Company provides a qualified, defined-benefit, non-contributory pension plan for substantially all employees. The Company makes annual contributions to fund the amounts accrued for in the qualified pension plan. The Company also maintains an unfunded, non-qualified, supplemental executive retirement plan. The costs of the plans are charged to expense or are capitalized in utility plant as appropriate.

The Company offers medical, dental, vision, and life insurance benefits for retirees and their spouses and dependents. Participants are required to pay a premium, which offsets a portion of the cost.

Cash contributions by the Company related to pension plans were $5.5 million and $7.7 million for the three months ended March 31, 2015 and March 31, 2014, respectively. There were no contributions to the other postretirement benefit plans during the three months ended March 31, 2015 and March 31, 2014. The 2015 estimated cash contribution to the pension plans is $31.2 million and to the other postretirement benefit plans is $15.0 million.

The following table lists components of net periodic benefit costs for the pension plans and other postretirement benefits. The data listed under “pension plan” includes the qualified pension plan and the non-qualified supplemental executive retirement plan. The data listed under “other benefits” is for all other postretirement benefits.

	Three Months Ended March 31
	Pension Plan		Other Benefits
	2015	2014	2015	2014
Service cost	$5,632	$4,217	$2,500	$1,619
Interest cost	5,003	4,726	1,614	1,337
Expected return on plan assets	(4,792)	(4,179)	(876)	(753)
Amortization of prior service cost	1,502	1,510	11	11
Recognized net actuarial loss	2,400	1,003	1,458	775
Net periodic benefit cost	$9,745	$7,277	$4,707	$2,989

Note 7. Short-term and Long-term Borrowings

On March 10, 2015, the Company and Cal Water entered into Syndicated Credit Agreements, which provide for unsecured revolving credit facilities of up to an initial aggregate amount of $450 million for a term of five years.  The Syndicated Credit Facilities amend, expand, and replace the Company’s and its subsidiaries’ existing credit facilities originally entered into on June 29, 2011.  The new credit facilities extended the terms until March 10, 2020, and increased the Company’s unsecured revolving line of credit. The Company and subsidiaries that it designates may borrow up to $150 million under the Company’s revolving credit facility. Cal Water may borrow up to $300 million under its revolving credit facility; however, all borrowings need to be repaid within 12-months unless otherwise authorized by the CPUC.  The credit facilities may each be expanded by up to $50 million subject to certain conditions.  The proceeds from the revolving credit facilities may be used for working capital purposes, including the short-term financing of capital projects.  The base loan rate may vary from LIBOR plus 72.5 basis points to LIBOR plus 95 basis points, depending on the Company’s total capitalization ratio.  Likewise, the unused commitment fee may vary from 8 basis points to 12.5 basis points based on the same ratio.

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

The outstanding borrowings on the Company lines of credit were $61.7 million as of March 31, 2015 and December 31, 2014. The outstanding borrowings on the Cal Water lines of credit were $47.4 million and $17.4 million as of March 31, 2015 and December 31, 2014, respectively.  The average borrowing rate for borrowings on the Company and Cal Water lines of credit during the three months ended March 31, 2015 was 1.09% compared to 1.31% for the same period last year.

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

We anticipate that future rate actions by the commissions will reflect revenue requirements for the tax effects of temporary differences recognized, which have previously flowed through to customers. The commissions have granted us rate increases to reflect the normalization of the tax benefits of the federal accelerated methods and available Investment Tax Credits (ITCs) for all assets placed in service after 1980. ITCs are deferred and amortized over the lives of the related properties for book purposes.

During 2012, the Company filed an application for a change in tax accounting method with the Internal Revenue Service (IRS) regarding the classification of expenditures related to tangible property as deductible repairs and capitalizable improvements deductible over time as tax depreciation.  In September 2013, the U.S. Department of the Treasury (U.S. Treasury) and the IRS issued the final regulations for repairs and maintenance deductions with an effective date of January 1, 2014.  In August 2014, the U.S. Treasury and IRS issued the final regulations regarding dispositions of tangible property with an effective date of January 1, 2014. These tax regulations allow the Company to deduct a significant amount of costs to maintain its depreciable plant that were previously capitalized for tax purposes and continue to be capitalizable for book purposes.  The Company intends to implement the final regulations on its 2014 tax return.  The Company’s total federal NOL was $43.8 million and state NOL was $49.9 million as of March 31, 2015 and December 31, 2014.  The NOL carry-forward amounts are more likely than not to be recovered and therefore require no valuation allowance.  The NOL carry-forward does not begin to expire until 2033.

As of March 31, 2015 and December 31, 2014, the Company had unrecognized tax benefits of approximately $7.9 million.  Included in the balance of unrecognized tax benefits is approximately $1.6 million of tax benefits that, if recognized, would result in an adjustment to the Company’s effective tax rate. The Company does not expect its unrecognized tax benefits to change significantly within the next twelve months.

The State of Hawaii Department of Taxation has completed the 2010, 2011, and 2012 audit in the first quarter of 2015.  The State of California Board of Equalization has completed auditing the Company’s 2010, 2011, and 2012 sales and use tax filings. The State of California Franchise Tax Board is presently auditing the Company’s 2008 through 2011 enterprise zone filings.  It is uncertain when the state audits will be completed.  The Company believes that the final resolution of the state audits will not have a material impact on its financial condition or results of operations.

Note 9. Regulatory Assets and Liabilities

Regulatory assets and liabilities were comprised of the following as of March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014
Regulatory Assets
Pension and retiree group health	$244,843	$245,008
Property-related temporary differences (tax benefits flowed through to ratepayers)	72,350	72,350
Other accrued benefits	32,684	32,959
Net WRAM and MCBA long-term accounts receivable	19,413	14,449
Asset retirement obligations, net	14,169	13,863
Interim rates long-term accounts receivable	8,996	10,627
Tank coating	5,097	—
Health care balancing account	1,875	1,075
Other regulatory assets	1,662	—
Total Regulatory Assets	$401,089	$390,331

Regulatory Liabilities
Future tax benefits due ratepayers	$26,114	$26,114
Conservation program	3,406	2,669
Pension balancing account	3,170	4,291
Other regulatory liabilities	2,412	3,373
Total Regulatory Liabilities	$35,102	$36,447

Short-term regulatory assets and liabilities are excluded from the above table. The short-term regulatory assets were $50.0 million as of March 31, 2015 and $53.2 million as of December 31, 2014. The short-term regulatory assets were primarily interim rates and net WRAM and MCBA accounts receivable as of March 31, 2015 and December 31, 2014. The short-term portions of regulatory liabilities were $5.6 million as of March 31, 2015 and $6.1 million as of December 31, 2014. The short-term regulatory liabilities were primarily net WRAM and MCBA liability balances and net refund balances to rate payers for the water conservation program from the 2009 General Rate Case (GRC).

Note 10. Commitment and Contingencies

Commitments

The Company has significant commitments to lease certain office spaces and water systems and to purchase water from water wholesalers. These commitments are described in Form 10-K for the year ended December 31, 2014.  As of March 31, 2015, there were no significant changes from December 31, 2014.

Contingencies

Groundwater Contamination

The Company has undertaken litigation against third parties to recover past and anticipated costs related to ground water contamination in our service areas. The cost of litigation is expensed as incurred and any settlement is first offset against such costs. The CPUC’s general policy requires all proceeds from groundwater contamination litigation to be used first to pay transactional expenses, then to make ratepayers whole for water treatment costs to comply with the CPUC’s water quality standards. The CPUC allows for a risk-based consideration of contamination proceeds which exceed the costs of the remediation described above and may result in some sharing of proceeds with the shareholder, determined on a case by case basis. The CPUC has authorized various memorandum accounts that allow the Company to track significant litigation costs to request recovery of these costs in future filings and uses of proceeds to comply with CPUC’s general policy.

LEGAL PROCEEDINGS

From time to time, the Company has been named as a co-defendant in asbestos-related lawsuits. Several of these cases against the Company have been dismissed without prejudice. In other cases, Company’s contractors and insurance policy carriers have settled the cases with no effect on the Company’s financial statements. As such, the Company does not currently believe there is any potential loss that is probable to occur related to these matters and therefore no accrual has been recorded.

Other Legal Matters

From time to time, the Company is involved in various disputes and litigation matters that arise in the ordinary course of business. The status of each significant matter is reviewed and assessed for potential financial exposure. If the potential loss from any claim or legal proceeding is considered probable and the amount of the range of loss can be estimated, a liability is accrued for the estimated loss in accordance with the accounting standards for contingencies. Legal proceedings are subject to uncertainties, and the outcomes are difficult to predict. Because of such uncertainties, accruals are based on the best information available at the time. While the outcome of these disputes and litigation matters cannot be predicted with any certainty, management does not believe when taking into account existing reserves the ultimate resolution of these matters will materially affect the Company’s financial position, results of operations, or cash flows.  The Company recognized a liability of $2.6 million and $3.2 million for known legal matters as of March 31, 2015 and December 31, 2014, respectively.  The reasonably possible losses in excess of the amounts accrued were $1.5 million. The cost of litigation is expensed as incurred and any settlement is first offset against such costs.  Any settlement in excess of the cost to litigate is accounted for on a case by case basis, dependent on the nature of the settlement.

Note 11. Fair Value of Financial Assets and Liabilities

The accounting guidance for fair value measurements and disclosures provides a single definition of fair value and requires certain disclosures about assets and liabilities measured at fair value. A hierarchical framework for disclosing the observability of the inputs utilized in measuring assets and liabilities at fair value is established by this guidance. The three levels in the hierarchy are as follows:

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

Specific valuation methods include the following:

Cash equivalents, restricted cash, accounts receivable and accounts payable carrying amounts approximated the fair value because of the short-term maturity of the instruments.

Long-term debt fair values were estimated using the published quoted market price, if available, or the discounted cash flow analysis, based on the current rates available using a risk-free rate (a U.S. Treasury securities yield curve) plus a risk premium of 1.19%.

Advances for construction fair values were estimated using broker quotes from companies that frequently purchase these investments.

	March 31, 2015
		Fair Value
	Cost	Level 1	Level 2	Level 3	Total
Long -term debt, including current maturities	$425,610	—	$544,493	—	$544,493
Advances for construction	181,553	—	74,217	—	74,217
Total	$607,163	$—	$618,710	$—	$618,710

	December 31, 2014
		Fair Value
	Cost	Level 1	Level 2	Level 3	Total
Long -term debt, including current maturities	$425,840	$—	$534,068	$—	$534,068
Advances for construction	182,284	—	72,571	—	72,571
Total	$608,124		$606,639	$—	$606,639

Note 12. Condensed Consolidating Financial Statements

On April 17, 2009, Cal Water issued $100 million aggregate principal amount of 5.875% First Mortgage Bonds due 2019, and on November 17, 2010, Cal Water issued $100 million aggregate principal amount of 5.500% First Mortgage Bonds due 2040, all of which are fully and unconditionally guaranteed by the Company.  As a result of these guarantee arrangements, the Company is required to present the following condensed consolidating financial information.  The investments in affiliates are accounted for and presented using the “equity method” of accounting.

The following tables present the condensed consolidating balance sheets as of March 31, 2015 and December 31, 2014, the condensed consolidating statements of operations for the three months ended March 31, 2015 and 2014 and the condensed consolidating statements of cash flows for the three months ended March 31, 2015 and 2014 of (i) California Water Service Group, the guarantor of the first mortgage bonds and the parent company; (ii) California Water Service Company, the issuer of the first mortgage bonds and a 100% owned consolidated subsidiary of California Water Service Group; and (iii) the other 100% owned non-guarantor consolidated subsidiaries of California Water Service Group.

CALIFORNIA WATER SERVICE GROUP

CONDENSED CONSOLIDATING BALANCE SHEET

As of March 31, 2015

(In thousands)

	Parent Company	Cal Water	All Other Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS
Utility plant:
Utility plant	$1,318	$2,183,726	$195,320	$(7,197)	$2,373,167
Less accumulated depreciation and amortization	(434)	(723,893)	(43,965)	1,747	(766,545)
Net utility plant	884	1,459,833	151,355	(5,450)	1,606,622
Current assets:
Cash and cash equivalents	316	31,200	1,795	—	33,311
Receivables and unbilled revenue	—	106,800	3,491	—	110,291
Receivables from affiliates	23,235	883	84	(24,202)	—
Other current assets	406	14,016	1,231	—	15,653
Total current assets	23,957	152,899	6,601	(24,202)	159,255
Other assets:
Regulatory assets	—	398,090	2,999	—	401,089
Investments in affiliates	632,396	—	—	(632,396)	—
Long-term affiliate notes receivable	25,006	—	—	(25,006)	—
Other assets	894	48,829	5,180	(1,124)	53,779
Total other assets	658,296	446,919	8,179	(658,526)	454,868
	$683,137	$2,059,651	$166,135	$(688,178)	$2,220,745
CAPITALIZATION AND LIABILITIES
Capitalization:
Common stockholders’ equity	$620,666	$563,439	$74,369	$(637,808)	$620,666
Affiliate long-term debt	—	—	25,006	(25,006)	—
Long-term debt, less current maturities	—	417,678	1,336	—	419,014
Total capitalization	620,666	981,117	100,711	(662,814)	1,039,680
Current liabilities:
Current maturities of long-term debt	—	6,182	414	—	6,596
Short-term borrowings	61,715	47,400	—	—	109,115
Payables to affiliates	—	1,579	22,623	(24,202)	—
Accounts payable	—	54,851	2,833	—	57,684
Accrued expenses and other liabilities	116	78,199	2,224	9	80,548
Total current liabilities	61,831	188,211	28,094	(24,193)	253,943
Unamortized investment tax credits	—	2,032	—	—	2,032
Deferred income taxes, net	640	215,345	—	(1,171)	214,814
Pension and postretirement benefits other than pensions	—	277,094	—	—	277,094
Regulatory and other liabilities	—	72,456	9,043	—	81,499
Advances for construction	—	181,039	514	—	181,553
Contributions in aid of construction	—	142,357	27,773	—	170,130
	$683,137	$2,059,651	$166,135	$(688,178)	$2,220,745

CALIFORNIA WATER SERVICE GROUP

CONDENSED CONSOLIDATING BALANCE SHEET

As of December 31, 2014

(In thousands)

	Parent Company	Cal Water	All Other Subsidiaries	Consolidating Adjustments	Consolidated

ASSETS
Utility plant:
Utility plant	$1,318	$2,154,146	$194,204	$(7,197)	$2,342,471
Less accumulated depreciation and amortization	(377)	(710,840)	(42,545)	1,722	(752,040)
Net utility plant	941	1,443,306	151,659	(5,475)	1,590,431
Current assets:
Cash and cash equivalents	4,108	13,929	1,550	—	19,587
Receivables	—	108,815	9,114	(1,051)	116,878
Receivables from affiliates	20,001	3,608	—	(23,609)	—
Other current assets	—	16,443	1,216	—	17,659
Total current assets	24,109	142,795	11,880	(24,660)	154,124
Other assets:
Regulatory assets	—	387,387	2,944	—	390,331
Investments in affiliates	637,998	—	—	(637,998)	—
Long-term affiliate notes receivable	25,263	—	—	(25,263)	—
Other assets	891	47,617	4,278	(321)	52,465
Total other assets	664,152	435,004	7,222	(663,582)	442,796
	$689,202	$2,021,105	$170,761	$(693,717)	$2,187,351
CAPITALIZATION AND LIABILITIES
Capitalization:
Common stockholders’ equity	$626,626	$569,319	$74,107	$(643,426)	$626,626
Affiliate long-term debt	—	—	25,263	(25,263)	—
Long-term debt, less current maturities	—	417,884	1,349	—	419,233
Total capitalization	626,626	987,203	100,719	(668,689)	1,045,859
Current liabilities:
Current maturities of long-term debt	—	6,173	434	—	6,607
Short-term borrowings	61,715	17,400	—	—	79,115
Payables to affiliates	—	270	23,339	(23,609)	—
Accounts payable	—	56,666	2,930	(201)	59,395
Accrued expenses and other liabilities	861	71,203	1,281	(756)	72,589
Total current liabilities	62,576	151,712	27,984	(24,566)	217,706
Unamortized investment tax credits	—	2,032	—	—	2,032
Deferred income taxes, net	—	210,789	4,515	(462)	214,842
Pension and postretirement benefits other than pensions	—	270,865	—	—	270,865
Regulatory and other liabilities	—	74,282	8,997	—	83,279
Advances for construction	—	181,763	521	—	182,284
Contributions in aid of construction	—	142,459	28,025	—	170,484
	$689,202	$2,021,105	$170,761	$(693,717)	$2,187,351

CALIFORNIA WATER SERVICE GROUP

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the three months ended March 31, 2015

(In thousands)

	Parent Company	Cal Water	All Other Subsidiaries	Consolidating Adjustments	Consolidated
Operating revenue	$—	$114,507	$7,478	$—	$121,985
Operating expenses:
Operations:
Water production costs	—	43,376	1,826	—	45,202
Administrative and general	—	24,855	2,840	—	27,695
Other operations	—	14,270	1,699	(126)	15,843
Maintenance	—	4,264	193	—	4,457
Depreciation and amortization	57	14,203	1,084	(25)	15,319
Income tax (benefit) expense	(68)	930	(453)	204	613
Taxes other than income taxes	—	4,750	609	—	5,359
Total operating (income) expenses	(11)	106,648	7,798	53	114,488
Net operating income (loss)	11	7,859	(320)	(53)	7,497
Other Income and Expenses:
Non-regulated revenue	454	2,873	398	(478)	3,247
Non-regulated expenses, net	—	(2,032)	(211)	—	(2,243)
Income tax (expense) benefit on other income and expense	(185)	(343)	(69)	194	(403)
Net other income (expense)	269	498	118	(284)	601
Interest expense:
Interest expense	110	6,860	451	(352)	7,069
Less: capitalized interest	—	(533)	(13)	—	(546)
Net interest expense	110	6,327	438	(352)	6,523
Equity earnings of subsidiaries	1,405	—	—	(1,405)	—
Net (loss) income	$1,575	$2,030	$(640)	$(1,390)	$1,575

CALIFORNIA WATER SERVICE GROUP

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the three months ended March 31, 2014

(In thousands)

	Parent Company	Cal Water	All Other Subsidiaries	Consolidating Adjustments	Consolidated
Operating revenue	$—	$103,749	$6,766	$—	$110,515
Operating expenses:
Operations:
Water production costs	—	43,368	2,034	—	45,402
Administrative and general	—	22,772	2,369	—	25,141
Other operations	—	14,662	1,840	(126)	16,376
Maintenance	—	4,823	182	—	5,005
Depreciation and amortization	43	14,954	1,083	(27)	16,053
Income tax (benefit)	(50)	(3,348)	(658)	217	(3,839)
Taxes other than income taxes	—	4,650	575	—	5,225
Total operating (income) expenses	(7)	101,881	7,425	64	109,363
Net operating income (loss)	7	1,868	(659)	(64)	1,152
Other Income and Expenses:
Non-regulated revenue	467	4,029	377	(593)	4,280
Non-regulated expenses, net	—	(3,639)	(480)	—	(4,119)
Income tax (expense) benefit on other income and expense	(190)	(159)	64	206	(79)
Net other income (expense)	277	231	(39)	(387)	82
Interest expense:
Interest expense	79	6,960	503	(467)	7,075
Less: capitalized interest	—	(341)	(24)	—	(365)
Net interest expense	79	6,619	479	(467)	6,710
Equity earnings of subsidiaries	(5,681)	—	—	5,681	—
Net (loss)	$(5,476)	$(4,520)	$(1,177)	$5,697	$(5,476)

CALIFORNIA WATER SERVICE GROUP

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the three months ended March 31, 2015

(In thousands)

	Parent Company	Cal Water	All Other Subsidiaries	Consolidating Adjustments	Consolidated
Operating activities:
Net income	$1,575	$2,030	$(640)	$(1,390)	$1,575
Adjustments to reconcile net income to net cash provided by operating activities:
Equity earnings of subsidiaries	(1,405)	—	—	1,405	—
Dividends received from affiliates	8,007	—	—	(8,007)	—
Depreciation and amortization	57	14,575	1,129	(25)	15,736
Change in value of life insurance contracts	—	(161)	—	—	(161)
Other changes in noncurrent assets and liabilities	1,109	10,717	(5,385)	94	6,535
Changes in operating assets and liabilities:	(1,151)	(2,185)	6,624	(84)	3,204
Net cash provided by (used in) operating activities	8,192	24,976	1,728	(8,007)	26,889
Investing activities:
Utility plant expenditures	—	(33,793)	(1,254)	—	(35,047)
Investment in affiliates	(1,000)	—	—	1,000	—
Change in affiliate advances	(3,220)	2,725	(172)	667	—
Proceeds from affiliates long-term debt	243	—	—	(243)	—
Changes in restricted cash	—	(26)	—	—	(26)
Net cash provided by (used in) investing activities	(3,977)	(31,094)	(1,426)	1,424	(35,073)
Financing Activities:
Short-term borrowings	—	30,000	—	—	30,000
Investment from affiliates	—	—	1,000	(1,000)	—
Changes in affiliate advances	—	1,309	(642)	(667)	—
Repayment of affiliates long-term borrowings	—	—	(243)	243	—
Proceeds from long-term debt	—	—	50	—	50
Repayment of long-term debt	—	(197)	(141)	—	(338)
Advances and contributions in aid of construction	—	1,759	18	—	1,777
Refunds of advances for construction	—	(1,573)	(1)	—	(1,574)
Dividends paid to non-affiliates	(8,007)	—	—	—	(8,007)
Dividends paid to affiliates	—	(7,909)	(98)	8,007	—
Net cash provided by (used in) financing activities	(8,007)	23,389	(57)	6,583	21,908
Change in cash and cash equivalents	(3,792)	17,271	245	—	13,724
Cash and cash equivalents at beginning of period	4,108	13,929	1,550	—	19,587
Cash and cash equivalents at end of period	$316	$31,200	$1,795	$—	$33,311

CALIFORNIA WATER SERVICE GROUP

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the three months ended March 31, 2014

(In thousands)

	Parent Company	Cal Water	All Other Subsidiaries	Consolidating Adjustments	Consolidated
Operating activities:
Net (loss)	$(5,476)	$(4,520)	$(1,177)	$5,697	$(5,476)
Adjustments to reconcile net (loss) to net cash provided by (used in) operating activities:
Equity earnings of subsidiaries	5,681	—	—	(5,681)	—
Dividends received from affiliates	7,758	—	—	(7,758)	—
Depreciation and amortization	43	15,424	1,124	(27)	16,564
Change in value of life insurance contracts	—	(158)	—	—	(158)
Other changes in noncurrent assets and liabilities	772	(9,176)	(641)	11	(9,034)
Changes in operating assets and liabilities:
Other changes, net	(229)	7,582	1,224	—	8,577
Net cash provided by operating activities	8,549	9,152	530	(7,758)	10,473
Investing activities:
Utility plant expenditures	—	(22,896)	(1,724)	—	(24,620)
Changes in affiliate advances	(2,989)	1,510	(181)	1,660	—
Proceeds from affiliates long-term debt	230	—	—	(230)	—
Purchase of life insurance	—	(1,674)	—	—	(1,674)
Changes in restricted cash and other changes, net	—	418	—	—	418
Net cash (used in) investing activities	(2,759)	(22,642)	(1,905)	1,430	(25,876)
Financing Activities:
Short-term borrowings	2,200	20,000	—	—	22,200
Repayment of short-term borrowings	(5,000)	—	—	—	(5,000)
Changes in affiliate advances	—	356	1,304	(1,660)	—
Repayment of affiliates long-term borrowings	—	—	(230)	230	—
Repayment of long-term debt	—	(304)	(156)	—	(460)
Advances and contributions in aid for construction	—	1,735	459	—	2,194
Refunds of advances for construction	—	(1,521)	(14)	—	(1,535)
Dividends paid to non-affiliates	(7,758)	—	—	—	(7,758)
Dividends paid to affiliates	—	(7,469)	(289)	7,758	—
Net cash provided by (used in) financing activities	(10,558)	12,797	1,074	6,328	9,641
Change in cash and cash equivalents	(4,768)	(693)	(301)	—	(5,762)
Cash and cash equivalents at beginning of period	5,280	20,790	1,436	—	27,506
Cash and cash equivalents at end of period	$512	$20,097	$1,135	$—	$21,744

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

•                  the unknown impact of contagious diseases, such as Ebola, avian flu, H1N1 flu and severe acute respiratory syndrome (SARS), on the Company’s operations;

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

CRITICAL ACCOUNTING POLICIES

We maintain our accounting records in accordance with accounting principles generally accepted in the United States of America (GAAP) and as directed by the commissions to which our operations are subject. The process of preparing financial statements in accordance with GAAP requires the use of estimates on the part of management. The estimates used by management are based on historic experience and an understanding of current facts and circumstances. Management believes that the following accounting policies are critical because they involve a higher degree of complexity and judgment, and can have a material impact on our results of operations, financial condition, and cash flows of the business. These policies and their key characteristics are discussed in detail in the 2014 Form 10-K. They include:

•                       revenue recognition;

•                       regulated utility accounting;

•                       income taxes;

•                       pension benefits;

•                       workers’ compensation and other claims; and

•                       goodwill accounting and evaluation for impairment.

For the three-month period ended March 31, 2015, there were no changes in the methodology for computing critical accounting estimates, no additional accounting estimates met the standards for critical accounting policies, and there were no material changes to the important assumptions underlying the critical accounting estimates.

RESULTS OF FIRST QUARTER 2015 OPERATIONS COMPARED TO

FIRST QUARTER 2014 OPERATIONS

Amounts in thousands except share data

Overview

The net income for the three month period ended March 31, 2015, was $1.6 million, or $0.03 per diluted common share compared to a net loss of $5.5 million or $0.11 net loss per diluted common share for the three month period ended March 31, 2014. Net income increased $7.1 million during the first quarter of 2015 compared to the first quarter of 2014. The increase in net income is attributable primarily to the approval of the 2012 General Rate Case (GRC) during the third quarter of 2014 of the Company’s largest subsidiary, Cal Water, as well as reductions in other operations, depreciation and amortization, maintenance, and net interest expenses.  Reductions in these expense categories were offset by increases in administrative and general, income tax, and property and other taxes expenses.  Net other income increased $0.5 million in 2015.

Operating Revenue

Operating revenue increased $11.5 million or 10% to $122.0 million in the first quarter of 2015.  The increase was due primarily to the authorized rate design in the Cal Water 2012 GRC, whereby Cal Water’s revenue shifted from quantity based WRAM revenue to fixed rate charge revenue.  Fixed rate charge revenue is primarily service fee revenue but also includes unmetered flat revenue.  The factors that impacted the operating revenue for the first quarter of 2015 as compared to 2014 are as follows:

Net change in service, flat, and other revenue	$9,465
Health care balancing account	800
Pension balancing account	2,151
Conservation balancing account	(727)
Deferral of revenue	291
Net effect of WRAM	(510)
Net operating revenue increase	$11,470

The net change in service, flat and other revenue in the above table was mainly driven by an increase in service charge revenue related to the 2012 GRC and an associated shift from quantity to service charge revenue.  The remaining revenue increase relates to rate increases of $1.8 million for the three months ended March 31, 2015 compared to the same period in 2014.

The components of the rate increases are as follows:

Purchased water offset increases	$1,211
Escalation rate increases	577
Total increase in rates	$1,788

The health care balancing account in the above table refers to the difference between actual expenses and adopted rate recovery.  The increase of $0.8 million is due to higher actual health care expenses as compared to adopted rate recovery in 2015.

The pension balancing account in the above table refers to the difference between actual expenses and adopted rate recovery.  The increase of $2.2 million is due to higher actual pension expenses as compared to adopted rate recovery in 2015.

The conservation balancing account in the above table refers to the difference between actual expenses and adopted rate recovery.  The decrease of $0.7 million is due to lower actual conservation expenses as compared to adopted rate recovery in 2015.

The deferral of revenue in the table above occurs whenever a district’s net regulatory balancing account receivable is expected to be collected more than 24 months after the respective reporting period in which it was recognized.  The deferral in 2015 increased because of the recording of the interim revenue memorandum account receivable which has caused an increase in the net regulatory balancing account receivables that are expected to be collected more than 24 months after the respective reporting period in which it was recognized.

The net effect of WRAM in the above table reflects the revenue changes recognized by the WRAM and MCBA.  The WRAM is impacted by changes in consumption patterns from our historical trends as well as an increase in conservation efforts.  The MCBA, which records the differences in production costs from the adopted costs, is recorded as an adjustment to revenue as it represents flow through costs which are billed to customers.  The MCBA is impacted by changes in total production quantities, the source of water used in production, the price paid for purchased water and power, and amount of pump taxes incurred.  WRAM revenue decreased $3.9 million during the three months ended March 31, 2015 compared to the three months ended March 31, 2014 due to a decrease in the sales forecast in the 2012 GRC decision.  This was partially offset by an increase in the MCBA adjustment of $3.4 million during the three months ended March 31, 2015 compared to the three months ended March 31, 2014 as actual MCBA costs relative to adopted costs has increased.

Total Operating Expenses

Total operating expenses were $114.5 million for the first quarter of 2015, versus $109.4 million for the same period in 2014, a 5% increase.

Water production costs consists of purchased water, purchased power, and pump taxes. It represents the largest component of total operating expenses, accounting for approximately 39% of total operating expenses in the first quarter of 2015, as compared to 42% of total operating expenses in the first quarter of 2014. Water production costs remained constant with the same period last year mostly due to a blended 13% increase in purchased water wholesaler rates offset by a decrease in customer usage.

Sources of water as a percent of total water production are listed in the following table:

	Three Months Ended March 31
	2015	2014
Well production	50%	46%
Purchased	47%	50%
Surface	3%	4%
Total	100%	100%

The components of water production costs are shown in the table below:

	Three Months Ended March 31
	2015	2014	Change
Purchased water	$36,360	$37,280	$(920)
Purchased power	5,589	5,572	17
Pump taxes	3,253	2,550	703
Total	$45,202	$45,402	$(200)

Administrative and general and other operations expenses increased $2.0 million, or 5%, to $43.5 million during the first quarter of 2015 as compared to the first quarter of 2014.  The increase was due primarily to increases in employee pension and other postretirement benefit costs of $3.8 million and employee wage increases of $1.4 million.  These cost increases were partially offset by decreases in employee health care costs of $2.1 million and water conservation program costs of $1.3 million. Changes in employee pension and other postretirement benefit costs, water conservation program costs, and employee medical costs for regulated California operations do not affect earnings, because the Company is allowed by the CPUC to track employee pension and other postretirement benefit costs, water conservation program costs, and employee health care costs in balancing accounts for future recovery, which creates a corresponding change to operating revenue.  Employee wage increases became effective January 1, 2015.  At March 31, 2015, there were 1,133 employees and at March 31, 2014, there were 1,111 employees.

Maintenance expense decreased by $0.5 million, or 11%, to $4.5 million in the first quarter of 2015 compared to $5.0 million in the first quarter of 2014, mostly due to decreases in well and transmission and distribution mains repair costs.

Depreciation and amortization expense decreased $0.7 million, or 5%, to $15.3 million mostly due to a decrease in depreciation rates for regulated California operations which were authorized last year in the 2012 GRC which was partially offset by 2014 capital additions.

Income tax expense increased $4.5 million to $0.6 million in the first quarter of 2015 as compared to first quarter of 2014 due primarily to an increase in pre-tax operating income during the first quarter of 2015.  Income taxes charged to other income and expenses increased $0.3 million to $0.4 million in the first quarter of 2015 as compared to first quarter of 2014 mostly due to an increase in pre-tax other income from non-regulated service agreements during the first quarter of 2015.  We estimate the Company’s fiscal year 2015 effective tax rate to be 39%.

Property and other taxes increased $0.1 million, or 3%, to $5.4 million in the first quarter of 2015 as compared to the prior year due primarily to property taxes on utility plant placed in service during 2014 and an increase in payroll and franchise taxes in 2015.

Other Income and Expenses

Net other income increased $0.5 million to $0.6 million in the first quarter of 2015 due primarily to a reduction in lower margin service agreement activity.

Interest Expense

Net interest expense decreased $0.2 million, or 3%, to $6.5 million for the first quarter of 2015 compared to the same period last year. The decrease was due primarily to an increase in capitalized interest charged to construction projects and a decrease in interest expense driven by decreased short-term borrowing rates partially offset by an increase in short-term borrowings during the first quarter of 2015.

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

GRCs, escalation rate increase filings, and offset filings change rates to amounts that will remain in effect until the next GRC. The CPUC follows a rate case plan, which requires Cal Water to file a GRC for each of its regulated operating districts every three years. In a GRC proceeding, the CPUC not only considers the utility’s rate setting requests, but may also consider other issues that affect the utility’s rates and operations. The CPUC is generally required to issue its GRC decision prior to the first day of the test year or authorize interim rates. In accordance with the CPUC’s rate case plan for Class A water utilities, Cal Water filed a GRC on July 5, 2012 that is applicable to all of its regulated California districts.  The CPUC issued a Decision 14-08-011 resolving the rate case in the third quarter of 2014 with rates effective back to January 1, 2014.  Under the CPUC’s rate case plan, Cal Water will file its next GRC application in July 2015.

Between GRC filings, Cal Water may file escalation rate increases that allow Cal Water to recover cost increases, primarily from inflation and incremental investment, during the second and third years of the rate case cycle. However, escalation rate increases are subject to a weather-normalized earnings test on a district-by-district basis. Under the earnings test, the CPUC may reduce the escalation rate increase if, in the most recent 12-month period, this earnings test reflects earnings in excess of what was authorized for that district.

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

In pursuit of the CPUC’s water conservation goals, the CPUC decoupled Cal Water’s revenue requirement from customer consumption levels in 2008 by authorizing WRAM and MCBA for each ratemaking area. The WRAM and MCBA ensures that Cal Water recovers all of the quantity revenues authorized by the CPUC regardless of customer consumption. This removes the Company’s historical disincentive against the promotion of lower water usage among customers. Through an annual advice letter filing, Cal Water recovers any uncollected quantity revenue amounts authorized, or refunds over-collected quantity revenues, via surcharges and surcredits. The advice letters are filed between February and April of each year and address the net WRAM and MCBA balances collected for the previous calendar year. Most WRAM and MCBA balances have been revenue under- collections that are amortized through surcharges for a period of 12 or 18 months. The WRAM and MCBA amounts are cumulative, so if they are not amortized in a given calendar year, the balance will be carried forward and included with the following year balance.

2015 California Regulatory Activity

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

On December 19, 2013, the assigned Administrative Law Judge granted Cal Water’s request to continue applying existing rates on and after January 1, 2014 as interim rates and allowed Cal Water to track the difference between interim rates and the new rates eventually adopted in the proceeding in a memorandum account.  On August 14, 2014, the CPUC issued Decision 14-08-011 adopting the proposed settlement and authorizing Cal Water to recover the balance in the memorandum account for interim rates The GRC decision authorizes Cal Water to increase rates by $45.3 million or 9.2% in 2014, $10.1 million or 1.9% in 2015 and $10.0 million or 1.8% in 2016. Also, the decision authorizes Cal Water to invest $449.4 million in districts throughout California over the three-year period from January 1, 2013 through December 31, 2015 in order to provide a safe and reliable water supply to its customers. Included in the $449.4 million in water system infrastructure improvements is $128.7 million that could be recovered through the CPUC’s advice letter procedure upon completion of qualified projects which we estimate would provide an additional $19.0 million in revenue.  The new final rates went into effect on August 29, 2014.  On September 25, 2014 Cal Water filed an advice letter to begin recovering the interim rate balance of $30.6 million via surcharges starting September 30, 2014.

Escalation Increase filings

As a part of the decision of the 2012 GRC, Cal Water was authorized to file annual escalation rate increases for 2015 and 2016. In January 2015, Cal Water filed for escalation rate increases in 16 districts. The annual adopted gross revenue associated with the January 2015 filing was $4.8 million.

Federal Income Tax Bonus Depreciation

In 2011, Cal Water filed for and received approval to track the benefits from federal income tax accelerated depreciation in a memorandum account due to the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010. Additional federal income tax deductions for assets placed in service after September 8, 2010, and before December 31, 2011, were $41.6 million of which $0.1 million, $16.5 million, $14.4 million, and $10.6 million were taken in 2010, 2011, 2012, and 2013, respectively. The memorandum account may result in a surcredit because of the impact to Cal Water’s revenue requirement for changes to working cash estimates, reductions to federal income tax qualified U.S. production activities deductions (QPAD), and changes to contributions-in-aid-of-construction. As of March 31, 2015 and December 31, 2014, the estimated surcredit range is between $1.0 million and $1.5 million. The CPUC will determine the disposition of amounts recorded in the memorandum account in Cal Water’s next GRC proceeding.

Selma Groundwater Surcharges

In January 2014, Cal Water and the City of Selma jointly filed an application to apply groundwater surcharges to customers in the Selma District.  The surcharges would be used by the City of Selma and the Consolidated Irrigation District for groundwater recharge projects in the Upper Kings River Basin.  The Office of Ratepayer Advocates, the City of Selma, and Cal Water reached a settlement of all issues that would apply groundwater surcharges, over 8 years, to eventually collect approximately $0.5 million a year for remittance to the City of Selma. The CPUC approved the settlement in March 2015. Beginning April 15, 2015, the groundwater surcharge began appearing as a separate line item on customers’ bills. An estimated $160,000 in surcharges will be collected in the first year, and will be provided to the City of Selma in the first quarter of 2016.

Asbestos Memorandum Account Application

On September 3, 2014, Cal Water filed an application with the CPUC requesting an asbestos litigation memorandum account to record costs associated with current and future asbestos lawsuits against Cal Water.  On February 6, 2015, Cal Water and the Office of Ratepayer Advocates filed a settlement resolving all issues, the adoption of which would authorize Cal Water to track costs, settlements, and judgments in an Asbestos Litigation Memorandum Account for a 5-year period beginning January 1, 2015.  The parties are awaiting the CPUC’s issuance of a proposed decision.

WRAM and MCBA filings

In April 2015, Cal Water filed two advice letters to true up the revenue over- and under-collections in the 2014 annual WRAMs/MCBAs of its regulated districts. A net under-collection of $30.5 million is being recovered from customers in the form of 12, 18 or 20+ month surcharges.  This surcharge is in some cases in addition to surcharges authorized in prior years which have not yet expired.

Ratebase Offset filings

For construction projects that are authorized in GRCs as advice letter projects, companies are allowed to file rate base offsets to increase revenues after the plant is placed into service. Cal Water did not file any rate base offsets in the first quarter of 2015.

2015 Regulatory Activity—Other States

2014 Washington Water GRC Filing

On August 14, 2014, Washington Water filed a GRC requesting $1.5 million. On January 15, 2015, the Washington Utilities and Transportation Commission approved the rate case authorizing annual revenue increase of $1.7 million, in part due to updated information.  New rates were effective February 1, 2015.

2014 Kona (Hawaii) GRC Filing

In August 2014, Hawaii Water filed a GRC for Kona water and wastewater requesting $3.3 million.  Hawaii Water is currently working with the Consumer Advocate to reach a settlement on this filing.

2012 Waikoloa (Hawaii) GRC Filings

In August 2012, Hawaii Water filed general rate cases for the Waikoloa Village Water, Waikoloa Village Wastewater and Waikoloa Resort Utilities requesting $6.3 million in additional annual revenues. The cases are being processed at this time on separate schedules.  Hawaii Water and the Consumer Advocate reached settlements on the rate filings for Waikoloa Village Water, Wastewater, and Resort Utilities which would increase annual revenues by $2.7 million if adopted by the Hawaii Public Utilities Commission (HPUC). On July 23, 2014, the HPUC approved Waikaloa Resort Utilities, Inc. general rate case authorizing annual revenue increase of $2.0 million. On March 2, 2015, the HPUC issued an order approving Waikoloa Village Water’s general rate case. On April 17, 2015, the HPUC issued a corrected order approving an annual revenue increase of $0.14 million. The Company cannot predict the timing or outcome of HPUC action on the Waikoloa Village Wastewater application.

2011 Pukalani (Hawaii) GRC Filing

In August 2011, Hawaii Water filed a general rate case for Pukalani. On January 15, 2014, Hawaii Water received a Decision and Order for the general rate case for the Pukalani wastewater system approving $0.59 million in additional annual revenues. Hawaii Water reached a comprehensive and conceptual settlement with the Consumer Advocate. This decision approved an increase of $0.28 million in 2014, another increase of $0.15 million in 2015, and another increase of $0.15 million in 2016. Each increase is separated by one year. The new rates for 2015 were implemented in February.

LIQUIDITY

Cash flow from Operations

Cash flow from operations for the first three months of 2015 was $26.9 million compared to $10.5 million for the same period of 2014. Cash generated by operations varies during the year due to customer billings, timing of contributions to our benefit plans, and timing of estimated tax payments.

During the first three months of 2015 we made contributions of $5.5 million to our employee pension plan compared to contributions of $7.7 million made during the first three months of 2014.  There were no contributions made to the other postretirement benefit plans during the first three months of 2015 and the first three months of 2014.  The 2015 estimated cash contribution to the pension plans is $31.2 million and to the other postretirement benefit plans is $15.0 million.

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

Investing Activities

During the first three months of 2015 and 2014, we used $35.0 million and $24.6 million, respectively, of cash for both company-funded and developer-funded capital expenditures. The 2015, budget estimated capital expenditures is between $125 and $145 million.  Annual expenditures fluctuate each year due to the availability of construction resources and our ability to obtain construction permits in a timely manner.

Financing Activities

During the first quarter of 2015 and 2014, we borrowed $30.0 million and $22.2 million, respectively, on our unsecured revolving credit facilities.

During the first three months of 2015 we did not pay down any of our unsecured revolving credit facilities borrowings.  We paid down $5.0 million of our unsecured revolving credit facilities borrowings during the first three months of 2014.

The undercollected net WRAM and MCBA receivable balances were $48.2 million and $47.1 million as of March 31, 2015 and December 31, 2014, respectively. The undercollected balances were primarily financed by Cal Water using short-term and long-term financing arrangements to meet operational cash requirements. Interest on the undercollected balances, the interest recoverable from ratepayers, is limited to the current 90-day commercial paper rates which is significantly lower than Cal Water’s short and long-term financing rates.

Short-Term and Long-Term Financing

Short-term liquidity is provided by our unsecured revolving credit facilities and internally generated funds. Long-term financing is accomplished through the use of both debt and equity.  On September 23, 2010, the CPUC authorized Cal Water to issue $350 million of debt and common stock to finance capital projects and operations.

On March 10, 2015, the Company and Cal Water entered into Syndicated Credit Agreements, which provided for unsecured revolving credit facilities of up to an initial aggregate amount of $450 million for a term of five years.  The Syndicated Credit Facilities amend, expand, and replace the Company’s and its subsidiaries’ existing credit facilities originally entered into on June 29, 2011.  The new credit facilities extended the terms until March 10, 2020 and increased the Company’s unsecured revolving line of credit.  The credit facilities may each be expanded by up to $50 million subject to certain conditions.  The Company and subsidiaries that it designates may borrow up to $150 million under the Company’s revolving credit facility.  Cal Water may borrow up to $300 million under its revolving credit facility; however, all borrowings need to be repaid within 12-months unless otherwise authorized by the CPUC.  The proceeds from the revolving credit facilities may be used for working capital purposes, including the short-term financing of capital projects.  The base loan rate may vary from LIBOR plus 72.5 basis points to LIBOR plus 95 basis points, depending on the Company’s total capitalization ratio.  Likewise, the unused commitment fee may vary from 8 basis points to 12.5 basis points based on the same ratio.

During the first three months of 2015, we utilized cash generated from operations and borrowings on the unsecured revolving credit facilities. We did not issue Company common stock or first mortgage bonds during the first quarter of 2015. In future periods, management anticipates funding our capital needs through a relatively balanced approach between long term debt and equity.

As March 31, 2015, there were short-term borrowings of $109.1 million outstanding on the unsecured revolving credit facilities compared to $79.1 million as of December 31, 2014.  The increase in short-term borrowings during the first three months of 2015 was to fund capital expenditures and general operations.

Given our ability to access our lines of credit on a daily basis, cash balances are managed to levels required for daily cash needs and excess cash is invested in short-term or cash equivalent instruments. Minimal operating levels of cash are maintained for Washington Water, New Mexico Water, and Hawaii Water.

Both short-term credit agreements contain affirmative and negative covenants and events of default customary for credit facilities of this type including, among other things, limitations and prohibitions relating to additional indebtedness, liens, mergers, and asset sales. Also, these unsecured credit agreements contain financial covenants governing the Company and its subsidiaries’ consolidated total capitalization ratio not to exceed 66.7% and an interest coverage ratio of three or more. As of March 31, 2015, we are in compliance with all of the covenant requirements and are eligible to use the full amount of our credit facilities.

Bond principal and other long-term debt payments were $0.3 million during the first quarter of 2015 compared to $0.5 million during the first quarter of 2014.

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

Dividends

The first quarter of 2015 common stock dividend of $0.1675 per share was paid on February 20, 2015, compared to a quarterly dividend in the first quarter of 2014 of $0.1625. This was our 280th consecutive quarterly dividend. For the full year 2014, the payout ratio was 55% of net income. On a long-term basis, our goal is to achieve a dividend payout ratio of 60% of net income accomplished through future earnings growth.

At its April 29, 2015 meeting, the Board declared the second quarter dividend of $0.1675 per share payable on May 22, 2015, to stockholders of record on May 11, 2015. This was our 281st consecutive quarterly dividend.

2015 Financing Plan

We intend to fund our capital needs in future periods through a relatively balanced approach between long-term debt and equity. The Company and Cal Water have a syndicated unsecured revolving line of credit of $150 million and $300 million, respectively for short-term borrowings. As of March 31, 2015, the Company’s and Cal Water’s availability on these unsecured revolving lines of credit was $88.3 million and $252.6 million, respectively.

Book Value and Stockholders of Record

Book value per common share was $12.96 at March 31, 2015 compared to $13.11 at December 31, 2014.  There were approximately 2,164 stockholders of record for our common stock as of April 20, 2015.

Utility Plant Expenditures

During the first quarter 2015, capital expenditures totaled $35.0 million for company-funded and developer-funded projects. The 2015 budget estimates company-funded capital expenditures is between $125 and $145 million. The actual amount may vary from the budget number due to timing of actual payments related to current year and prior year projects. We do not control third-party-funded capital expenditures and therefore are unable to estimate the amount of such projects for 2015.

At March 31, 2015, construction work in progress was $108.1 million compared to $115.2 million at March 31, 2014. Work in progress includes projects that are under construction but not yet complete and placed in service.

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

Historically, approximately 48 percent of our annual water supply is pumped from wells.  State groundwater management agencies operate differently in each state.  Some of our wells extract ground water from water basins under state ordinances.   These are adjudicated groundwater basins, in which a court has settled the dispute between landowners or other parties over how much annual groundwater can be extracted by each party.  All of our adjudicated groundwater basins are located in the State of California.  Our annual groundwater extraction from adjudicated groundwater basins approximates 6,500 million gallons or 11% of our total annual water supply pumped from wells.  Historically, we have extracted less than 100% of our annual adjudicated groundwater rights and have the right to carry forward up to 20% of the unused amount to the next annual period.  All of our

remaining wells extract ground water from managed or unmanaged water basins.   There are no set limits for the ground water extracted from these water basins; however, the state or local water management agencies have the authority to regulate the groundwater extraction quantity whenever there are unforeseen large decreases to water basin levels.  Our annual groundwater extraction from managed groundwater basins approximates 35,600 million gallons or 61% of our total annual water supply pumped from wells.  Our annual groundwater extraction from unmanaged groundwater basins approximates 16,100 million gallons or 29 percent of our total annual water supply pumped from wells.  Most of the managed groundwater basins we extract water from have groundwater recharge facilities.  We are required to pay well pump taxes to financially support these groundwater recharge facilities.  Our well pump taxes were $3.2 million and $2.5 million for the three months ended March 31, 2015 and 2014, respectively.

California’s normal weather pattern yields little precipitation between mid-spring and mid-fall. The Washington Water service areas receive precipitation in all seasons, with the heaviest amounts during the winter. New Mexico Water’s rainfall is heaviest in the summer monsoon season. Hawaii Water receives precipitation throughout the year, with the largest amounts in the winter months. Water usage in all service areas is highest during the warm and dry summers and declines in the cool winter months. Rain and snow during the winter months replenish underground water aquifers and fill reservoirs, providing the water supply for subsequent delivery to customers. As of April 1, 2015, the State of California snowpack water content and rainfall accumulation during the 2014 - 2015 water year is 63% of normal (per the California Department of Water Resources, Northern Sierra Precipitation Accumulation report). Precipitation in California during the first three months of 2015 was below normal. Management believes that supply pumped from underground aquifers and purchased from wholesale suppliers will be adequate to meet customer demand during 2015 and beyond. Long-term water supply plans are developed for each of our districts to help assure an adequate water supply under various operating and supply conditions. Some districts have unique challenges in meeting water quality standards, but management believes that supplies will meet current standards using current treatment processes.

CALIFORNIA DROUGHT

On April 1, 2015, California’s Governor issued an executive order mandating an aggregate 25% reduction in urban water use through February 2016. The California State Water Resources Control Board (Board) issued draft regulations on April 18 to implement the Governor’s executive order for all water suppliers. The Company expects the CPUC to adopt requirements for Cal Water which are substantially similar to the Board’s regulations. The draft regulations call for a tiered approach to conservation based upon average per-capita use. Cal Water’s districts span a variety of geographic, demographic, and climatological areas; therefore the conservation targets for each area span a range from 8% to 36% based on 2013 water production. Cal Water expects to file its drought emergency plan for all districts including usage restrictions, water allocations, and penalties for over-using water budgets. All incremental expenses related to the drought, as well as customer penalties for overuse or violation of usage restrictions, will be recorded in a memorandum account for future recovery. Cal Water also intends to request that customer penalties be used to offset WRAM and MCBA net balances which occur as a result of compliance with the Board’s regulations.

CONTRACTUAL OBLIGATIONS

During the three-months ended March 31, 2015, there were no material changes in contractual obligations outside the normal course of business.

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

Historically, the CPUC’s balancing account or offsetable expense procedures allowed for increases in purchased water and purchased power costs to be flowed through to consumers. Traditionally, a significant percentage of our net income and cash flows comes from California regulated operations; therefore the CPUC’s actions have a significant impact on our business. See Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies -Expense Balancing and Memorandum Accounts” and “Regulatory Matters”.

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

Our management, with the participation of our CEO and our CFO, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2015. Based on that evaluation, we concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

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

From time to time, the Company is involved in various disputes and litigation matters that arise in the ordinary course of business. The status of each significant matter is reviewed and assessed for potential financial exposure. If the potential loss from any claim or legal proceeding is considered probable and the amount of the range of loss can be estimated, a liability is accrued for the estimated loss in accordance with the accounting standards for contingencies. Legal proceedings are subject to uncertainties, and the outcomes are difficult to predict. Because of such uncertainties, accruals are based on the best information available at the time. While the outcome of these disputes and litigation matters cannot be predicted with any certainty, management does not believe when taking into account existing reserves the ultimate resolution of these matters will materially affect the Company’s financial position, results of operations, or cash flows. In the future, we may be involved in disputes and litigation related to a wide range of matters, including employment, construction, environmental issues and operations. Litigation can be time consuming and expensive and could divert management’s time and attention from our business. In addition, if we are subject to additional lawsuits or disputes, we might incur significant legal costs and it is uncertain whether we would be able to recover the legal costs from ratepayers or other third parties.  For more information refer to footnote 10.

Item 1A.

RISK FACTORS

There have been no material changes to the Company’s risk factors set forth in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year-ended December 31, 2014, filed with the SEC on February 26, 2015.

Item 6.

EXHIBITS

Exhibit	Description
10.1

Credit Agreement dated as of March 10, 2015 among California Water Service Group and certain of its subsidiaries from time to time party thereto, as borrowers, Bank of America, N.A., as administrative agent, swing line lender and letter of credit issuer, Merrill Lynch, Pierce, Fenner& Smith incorporated, as sole lead arranger and sole bookrunner, CoBank, ACB and U.S. Bank National Association, as co-syndication agents, and Bank of China, Los Angeles Branch, as documentation agent, and the other lender parties thereto (Exhibit 10.1 to the Current Report on Form 8-K filed March 11, 2015)

10.2

Credit Agreement dated as of March 10, 2015 among California Water Service Company, as borrower, Bank of America, N.A., as administrative agent, swing line lender and letter of credit issuer, Merrill Lynch, Pierce, Fenner& Smith Incorporated, as sole lead arranger and sole bookrunner, CoBank, ACB and U.S. Bank National Association, as co-syndication agents, and Bank of China, Los Angeles Branch, as documentation agent, and the other lender parties thereto (Exhibit 10.2 to the Current Report on Form 8-K filed March 11, 2015)

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

CALIFORNIA WATER SERVICE GROUP
Registrant

April 30, 2015	By:	/s/ Thomas F. Smegal III
Thomas F. Smegal III
Vice President,
Chief Financial Officer and Treasurer

Exhibit Index

Exhibit	Description
10.1

Credit Agreement dated as of March 10, 2015 among California Water Service Group and certain of its subsidiaries from time to time party thereto, as borrowers, Bank of America, N.A., as administrative agent, swing line lender and letter of credit issuer, Merrill Lynch, Pierce, Fenner& Smith incorporated, as sole lead arranger and sole bookrunner, CoBank, ACB and U.S. Bank National Association, as co-syndication agents, and Bank of China, Los Angeles Branch, as documentation agent, and the other lender parties thereto (Exhibit 10.1 to the Current Report on Form 8-K filed March 11, 2015)

10.2

Credit Agreement dated as of March 10, 2015 among California Water Service Company, as borrower, Bank of America, N.A., as administrative agent, swing line lender and letter of credit issuer, Merrill Lynch, Pierce, Fenner& Smith Incorporated, as sole lead arranger and sole bookrunner, CoBank, ACB and U.S. Bank National Association, as co-syndication agents, and Bank of China, Los Angeles Branch, as documentation agent, and the other lender parties thereto (Exhibit 10.2 to the Current Report on Form 8-K filed March 11, 2015)

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