Form 10-Q
period 2015-06-30
CALIFORNIA WATER SERVICE GROUP
filed 2015-07-30
CIK 1035201

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common shares outstanding as of July 22, 2015 — 47,878,659

PART I FINANCIAL INFORMATION

Item 1.

FINANCIAL STATEMENTS

The condensed consolidated financial statements presented in this filing on Form 10-Q have been prepared by management and are unaudited.

CALIFORNIA WATER SERVICE GROUP

CONDENSED CONSOLIDATED BALANCE SHEETS

Unaudited

(In thousands, except shares and per share data)

	June 30, 2015	December 31, 2014
ASSETS
Utility plant:
Utility plant	$2,419,050	$2,342,471
Less accumulated depreciation and amortization	(782,374)	(752,040)
Net utility plant	1,636,676	1,590,431
Current assets:
Cash and cash equivalents	24,515	19,587
Receivables:
Customers	29,519	25,803
Regulatory balancing accounts	42,941	53,199
Other	14,279	14,136
Unbilled revenue	25,985	23,740
Materials and supplies at average cost	6,078	6,041
Taxes, prepaid expense, and other assets	6,889	11,618
Total current assets	150,206	154,124
Other assets:
Regulatory assets	403,042	390,331
Goodwill	2,615	2,615
Other assets	50,510	49,850
Total other assets	456,167	442,796
	$2,243,049	$2,187,351
CAPITALIZATION AND LIABILITIES
Capitalization:
Common stock, $.01 par value; 68,000 shares authorized, 47,880 and 47,806 outstanding in 2015 and 2014, respectively	$479	$478
Additional paid-in capital	331,574	330,558
Retained earnings	290,983	295,590
Total common stockholders’ equity	623,036	626,626
Long-term debt, less current maturities	416,779	419,233
Total capitalization	1,039,815	1,045,859
Current liabilities:
Current maturities of long-term debt	6,556	6,607
Short-term borrowings	126,615	79,115
Accounts payable	68,677	59,395
Regulatory balancing accounts	2,647	6,126
Accrued interest	4,212	4,194
Accrued expenses and other liabilities	61,708	62,269
Total current liabilities	270,415	217,706
Unamortized investment tax credits	2,032	2,032
Deferred income taxes, net	221,333	214,842
Pension and postretirement benefits other than pensions	276,591	270,865
Regulatory liabilities and other	81,873	83,279
Advances for construction	181,615	182,284
Contributions in aid of construction	169,375	170,484
Commitments and contingencies (Note 10)	—	—
	$2,243,049	$2,187,351

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

CALIFORNIA WATER SERVICE GROUP

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

Unaudited

(In thousands, except per share data)

For the three months ended	June 30, 2015	June 30, 2014
Operating revenue	$144,414	$158,416
Operating expenses:
Operations:
Water production costs	53,022	61,915
Administrative and general	26,637	23,796
Other operations	17,512	16,004
Maintenance	5,326	4,988
Depreciation and amortization	15,354	16,087
Income taxes	5,102	7,190
Property and other taxes	4,968	5,144
Total operating expenses	127,921	135,124
Net operating income	16,493	23,292
Other income and expenses:
Non-regulated revenue	3,479	3,474
Non-regulated expenses, net	(3,504)	(2,253)
Income tax benefit (expense) on other income and expenses	10	(481)
Net other (loss) income	(15)	740
Interest expense:
Interest expense	7,061	7,077
Less: capitalized interest	(428)	(215)
Net interest expense	6,633	6,862
Net Income	$9,845	$17,170
Net income per share
Basic	$0.21	$0.36
Diluted	0.21	0.36
Weighted average shares outstanding
Basic	47,880	47,804
Diluted	47,892	47,837
Dividends declared per share of common stock	$0.1675	$0.1625

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

CALIFORNIA WATER SERVICE GROUP

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

Unaudited

(In thousands, except per share data)

For the six months ended	June 30, 2015	June 30, 2014
Operating revenue	$266,399	$268,931
Operating expenses:
Operations:
Water production costs	98,224	107,317
Administrative and general	54,332	48,937
Other operations	33,355	32,380
Maintenance	9,783	9,993
Depreciation and amortization	30,673	32,140
Income taxes	5,715	3,351
Property and other taxes	10,327	10,369
Total operating expenses	242,409	244,487
Net operating income	23,990	24,444
Other income and expenses:
Non-regulated revenue	6,726	7,754
Non-regulated expenses, net	(5,747)	(6,372)
Income tax (expense) on other income and expenses	(393)	(560)
Net other income	586	822
Interest expense:
Interest expense	14,130	14,152
Less: capitalized interest	(974)	(580)
Net interest expense	13,156	13,572
Net Income	$11,420	$11,694
Net income per share
Basic	$0.24	$0.24
Diluted	0.24	0.24
Weighted average shares outstanding
Basic	47,853	47,780
Diluted	47,873	47,818
Dividends declared per share of common stock	$0.3350	$0.3250

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

CALIFORNIA WATER SERVICE GROUP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

(In thousands)

For the six months ended:	June 30, 2015	June 30, 2014
Operating activities
Net income	$11,420	$11,694
Adjustments to reconcile net income to net cash:
Depreciation and amortization	31,652	33,162
Change in value of life insurance contracts	50	(721)
Changes in operating assets and liabilities:
Receivables	(7,511)	(17,161)
Accounts payable	1,458	12,802
Other current assets	(1,014)	(4,384)
Other current liabilities	3,664	(16,336)
Other changes in noncurrent assets and liabilities	8,630	24,128
Net cash provided by operating activities	48,349	43,184
Investing activities:
Utility plant expenditures	(75,827)	(57,047)
Purchase of life insurance contracts	(214)	(1,707)
Change in restricted cash	46	313
Net cash used in investing activities	(75,995)	(58,441)
Financing activities:
Short-term borrowings	52,500	39,400
Repayment of short-term borrowings	(5,000)	(5,000)
Proceeds from long-term debt	50	—
Repayment of long-term debt	(2,554)	(4,163)
Advances and contributions in aid of construction	6,921	5,950
Refunds of advances for construction	(3,316)	(3,203)
Dividends paid	(16,027)	(15,527)
Net cash provided by financing activities	32,574	17,457
Change in cash and cash equivalents	4,928	2,200
Cash and cash equivalents at beginning of period	19,587	27,506
Cash and cash equivalents at end of period	$24,515	$29,706
Supplemental information
Cash paid for interest (net of amounts capitalized)	$12,664	$13,032
Income tax refunds	—	(6,000)
Supplemental disclosure of non-cash activities:
Accrued payables for investments in utility plant	$21,890	$12,244
Utility plant contribution by developers	3,246	4,319

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

CALIFORNIA WATER SERVICE GROUP

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2015

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

Cost-recovery rates are designed to permit full recovery of certain costs. Cost-recovery rates such as the Modified Cost Balancing Account (MCBA) provides for recovery of adopted expense levels for purchased water, purchased power and pump taxes, as established by the CPUC. In addition, cost-recovery rates include recovery of cost related to water conservation programs and certain other operation expenses adopted by the CPUC. There is no markup for return or profit for cost-recovery expenses and such costs are generally recognized when expenses are incurred.  Variances (which include the effects of changes in both rate and volume for the MCBA) between adopted and actual costs are recorded as a component of revenue, as the amount of such variances will be recovered from or refunded to our customers at a later date.  The off-setting entries are recorded to a regulatory asset or liability balancing account (transferred individually for each Cal Water District) subject to certain criteria under the accounting for regulated operations being met.

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

Flat rate customers are billed in advance at the beginning of the service period. The revenue is prorated so that the portion of revenue applicable to the current period is included in that period’s revenue, with the balance recorded as unearned revenue on the balance sheet and recognized as revenue when earned in the subsequent accounting period. The unearned revenue liability was $1.4 million and $1.5 million as of June 30, 2015 and December 31, 2014, respectively. This liability is included in “accrued expenses and other liabilities” on the condensed consolidated balance sheets.

Cash and Cash Equivalents

Cash equivalents include highly liquid investments with maturities of three months or less.  Cash and cash equivalents was $24.5 million and $19.6 million as of June 30, 2015 and December 31, 2014, respectively.  Restricted cash of $0.8 million was presented on the condensed consolidated balance sheet as “taxes, prepaid expenses and other assets” as of June 30, 2015 and December 31, 2014.

Adoption of New Accounting Standards

On May 28, 2014 the Financial Accounting Standards Board (FASB) issued an Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers.  This update creates a single, principles based framework for revenue recognition and is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled when goods or services are transferred to customers.  ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2017.  Early adoption is permitted.  The Company is currently evaluating the impact of adopting the new revenue standard on its consolidated financial statements and related disclosures.

On April 7, 2015 the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs.  This update requires debt issuance costs to be presented in the balance sheet as a direct deduction from the associated debt liability because these costs provide no future economic benefit.  ASU 2015-03 is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years.  The new accounting standard will be applied on a retrospective basis.  The Company completed a review of all debt issuance costs and concluded this change will not have a material impact on the Company’s consolidated financial statements and related disclosures.

Note 3. Stock-based Compensation

Equity Incentive Plan

During the six months ended June 30, 2015 and 2014, the Company granted annual Restricted Stock Awards (RSAs) of 60,997 and 58,378 shares, respectively, of common stock to officers and directors of the Company and 13,220 and 5,376 shares of RSAs were cancelled during the six months ended June 30, 2015 and June 30, 2014, respectively. The Company granted 1,846 shares of RSAs and 2,573 shares of RSAs were cancelled during the three months ended June 30, 2015. The Company did not grant RSAs and no RSAs were cancelled during the three months ended June 30, 2014.  Employee RSAs granted in 2015 and 2014 vest over 36 months.  Director RSAs generally vest at the end of 12 months. During the first six months of 2015 and 2014, the RSAs granted were valued at $24.29 and $23.61 per share, respectively, based upon the fair market value of the Company’s common stock on the date of grant.

During the six months ended June 30, 2015 and 2014, the Company granted performance-based Restricted Stock Unit Awards (RSUs) of 38,983 shares and 37,143 shares of common stock, respectively, to officers.  The Company granted 1,846 shares of RSUs during the three months ended June 30, 2015 and did not grant RSUs during the three months ended June 30, 2014.  Each award reflects a target number of shares that may be issued to the award recipient.  The 2015 and 2014 awards may be earned upon the completion of the three-year performance period ending on March 3, 2018 and March 4, 2017, respectively.  Whether RSUs are earned at the end of the performance period will be determined based on the achievement of certain performance objectives set by the Board of Director Compensation Committee in connection with the issuance of the RSUs.  The performance objectives are based on the Company’s business plan covering the performance period.  The performance objectives include achieving the budgeted return on equity, budgeted investment in utility plant, customer service standards, water quality standards, and safety standards.  Depending on the results achieved during the three-year performance period, the actual number of shares that a grant recipient receives at the end of the performance period may range from 0% to 200% of the target shares granted, provided that the grantee is continuously employed by the Company through the vesting date.  If prior to the vesting date employment is terminated by reason of death, disability or normal retirement, then a pro rata portion of this award will vest.  RSUs are not included in diluted shares for financial reporting until authorized by the Board of Director Compensation Committee.  The 2015 and 2014 RSUs are recognized as expense ratably over the three year performance period using a fair market value of $24.28 per share and $23.61 per share, respectively, and an estimate of RSUs earned during the performance period.

The Company has recorded compensation costs for the RSAs and RSUs in administrative and general operating expenses in the amount of $1.0 million for the six months ended June 30, 2015 and June 30, 2014.

Note 4. Equity

The Company’s changes in total common stockholders’ equity for the six months ended June 30, 2015 were as follows:

Total Common Stockholders’ Equity
Balance at December 31, 2014	$626,626
Common stock issued	1
Share-based compensation expense	1,016
Common stock dividends declared	(16,027)
Net income	11,420
Balance at June 30, 2015	$623,036

Note 5. Net Income Per Share Calculations

The computations of basic and diluted net income per weighted average common share are noted below. Basic net income per share is computed by dividing the net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net income per share reflects the potential dilution that could occur if securities or other contracts were exercised or converted into common stock. RSAs are included in the weighted average common shares outstanding because the shares have all the same voting and dividend rights as issued and unrestricted common stock.

A total of 65,436 shares and 212,920 shares of Stock Appreciation Rights (SARs) were vested and outstanding and all were dilutive as of June 30, 2015 and June 30, 2014, respectively, as shown in the table below.

	Three Months Ended June 30
	2015	2014
Net income available to common stockholders	$9,845	$17,170
Weighted average common shares outstanding, basic	47,880	47,804
Dilutive SARs (treasury method)	12	33
Weighted average common shares outstanding, dilutive	47,892	47,837
Net income per share - basic	$0.21	$0.36
Net income per share - diluted	$0.21	$0.36

	Six Months Ended June 30
	2015	2014
Net income available to common stockholders	$11,420	$11,694
Weighted average common shares outstanding, basic	47,853	47,780
Dilutive SARs (treasury method)	20	38
Weighted average common shares outstanding, dilutive	47,873	47,818
Net income per share - basic	$0.24	$0.24
Net income per share - diluted	$0.24	$0.24

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

Cash contributions by the Company related to pension plans were $14.1 million and $14.0 million for the six months ended June 30, 2015 and June 30, 2014, respectively. Cash contributions by the Company related to other postretirement benefit plans were $3.7 million and $2.4 million for the six months ended June 30, 2015 and June 30, 2014, respectively. The 2015 estimated cash contribution to the pension plans is $31.2 million and to the other postretirement benefit plans is $15.0 million.

The following table lists components of net periodic benefit costs for the pension plans and other postretirement benefits. The data listed under “pension plan” includes the qualified pension plan and the non-qualified supplemental executive retirement plan. The data listed under “other benefits” is for all other postretirement benefits.

	Three Months Ended June 30
	Pension Plan		Other Benefits
	2015	2014	2015	2014
Service cost	$5,632	$4,217	$2,500	$1,620
Interest cost	5,003	4,726	1,614	1,337
Expected return on plan assets	(4,792)	(4,179)	(876)	(754)
Amortization of prior service cost	1,502	1,510	11	11
Recognized net actuarial loss	2,400	1,003	1,458	775
Net periodic benefit cost	$9,745	$7,277	$4,707	$2,989

	Six Months Ended June 30
	Pension Plan		Other Benefits
	2015	2014	2015	2014
Service cost	$11,265	$8,434	$5,001	$3,239
Interest cost	10,006	9,453	3,227	2,674
Expected return on plan assets	(9,584)	(8,358)	(1,752)	(1,507)
Amortization of prior service cost	3,004	3,020	22	22
Recognized net actuarial loss	4,800	2,006	2,917	1,550
Net periodic benefit cost	$19,491	$14,555	$9,415	$5,978

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

The outstanding borrowings on the Company lines of credit were $64.2 million and $61.7 million as of June 30, 2015 and December 31, 2014, respectively. The outstanding borrowings on the Cal Water lines of credit were $62.4 million and $17.4 million as of June 30, 2015 and December 31, 2014, respectively.  The average borrowing rate for borrowings on the Company and Cal Water lines of credit during the six months ended June 30, 2015 was 1.07% compared to 1.20% for the same period last year.

Note 8. Income Taxes

The Company accounts for income taxes using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Measurement of the deferred tax assets and liabilities is at enacted tax rates expected to be applied to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date.

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

As of June 30, 2015 and December 31, 2014, the Company had unrecognized tax benefits of approximately $9.2 million and $7.9 million respectively.  Included in the balance of unrecognized tax benefits as of June 30, 2015 and December 31, 2014 is approximately $1.9 million and $1.6 million respectively of tax benefits that, if recognized, would result in an adjustment to the Company’s effective tax rate. The Company does not expect its unrecognized tax benefits to change significantly within the next twelve months.

The State of California Franchise Tax Board is presently auditing the Company’s 2008 through 2011 enterprise zone filings.  The State of Hawaii Department of Taxation is presently auditing the Company’s 2013 sales tax filing.  It is uncertain when the state audits will be completed.  The Company believes that the final resolution of the state audits will not have a material impact on its financial condition or results of operations.

Note 9. Regulatory Assets and Liabilities

Regulatory assets and liabilities were comprised of the following as of June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014
Regulatory Assets
Pension and retiree group health	$244,679	$245,008
Property-related temporary differences (tax benefits flowed through to ratepayers)	73,797	72,350
Other accrued benefits	31,453	32,959
Net WRAM and MCBA long-term accounts receivable	21,675	14,449
Asset retirement obligations, net	14,478	13,863
Interim rates long-term accounts receivable	7,057	10,627
Tank coating	5,762	—
Health care balancing account	2,469	1,075
Other regulatory assets	1,672	—
Total Regulatory Assets	$403,042	$390,331

Regulatory Liabilities
Future tax benefits due ratepayers	$26,620	$26,114
Conservation program	3,975	2,669
Pension balancing account	2,341	4,291
Other regulatory liabilities	2,321	3,373
Total Regulatory Liabilities	$35,257	$36,447

Short-term regulatory assets and liabilities are excluded from the above table. The short-term regulatory assets were $42.9 million as of June 30, 2015 and $53.2 million as of December 31, 2014. The short-term regulatory assets were primarily interim rates and net WRAM and MCBA accounts receivable as of June 30, 2015 and December 31, 2014. The short-term portions of regulatory liabilities were $2.6 million as of June 30, 2015 and $6.1 million as of December 31, 2014. The short-term regulatory liabilities were primarily short term net WRAM payables and net refund balances to rate payers for the water conservation program from the 2009 General Rate Case (GRC).

Note 10. Commitment and Contingencies

Commitments

The Company has significant commitments to lease certain office spaces and water systems and to purchase water from water wholesalers. These commitments are described in Form 10-K for the year ended December 31, 2014.  As of June 30, 2015, there were no significant changes from December 31, 2014.

Contingencies

Groundwater Contamination

The Company has undertaken litigation against third parties to recover past and anticipated costs related to groundwater contamination in our service areas. The cost of litigation is expensed as incurred and any settlement is first offset against such costs. The CPUC’s general policy requires all proceeds from groundwater contamination litigation to be used first to pay transactional expenses, then to make ratepayers whole for water treatment costs to comply with the CPUC’s water quality standards. The CPUC allows for a risk-based consideration of contamination proceeds which exceed the costs of the remediation described above and may result in some sharing of proceeds with the shareholder, determined on a case by case basis. The CPUC has authorized various memorandum accounts that allow the Company to track significant litigation costs to request recovery of these costs in future filings and uses of proceeds to comply with CPUC’s general policy.

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

Other Legal Matters

From time to time, the Company is involved in various disputes and litigation matters that arise in the ordinary course of business. The status of each significant matter is reviewed and assessed for potential financial exposure. If the potential loss from any claim or legal proceeding is considered probable and the amount of the range of loss can be estimated, a liability is accrued for the estimated loss in accordance with the accounting standards for contingencies. Legal proceedings are subject to uncertainties, and the outcomes are difficult to predict. Because of such uncertainties, accruals are based on the best information available at the time. While the outcome of these disputes and litigation matters cannot be predicted with any certainty, management does not believe when taking into account existing reserves the ultimate resolution of these matters will materially affect the Company’s financial position, results of operations, or cash flows.  The Company recognized a liability of $2.0 million and $3.2 million for known legal matters as of June 30, 2015 and December 31, 2014, respectively.  The reasonably possible losses in excess of the amounts accrued were $1.5 million. The cost of litigation is expensed as incurred and any settlement is first offset against such costs.  Any settlement in excess of the cost to litigate is accounted for on a case by case basis, dependent on the nature of the settlement.

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

Advances for construction fair values were estimated using broker quotes from companies that frequently purchase these investments.

	June 30, 2015
		Fair Value
	Cost	Level 1	Level 2	Level 3	Total
Long-term debt, including current maturities	$423,335	—	$514,064	—	$514,064
Advances for construction	181,615	—	73,899	—	73,899
Total	$604,950	$—	$587,963	$—	$587,963

	December 31, 2014
		Fair Value
	Cost	Level 1	Level 2	Level 3	Total
Long-term debt, including current maturities	$425,840	$—	$534,068	$—	$534,068
Advances for construction	182,284	—	72,571	—	72,571
Total	$608,124	—	$606,639	$—	$606,639

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

The following tables present the condensed consolidating balance sheets as of June 30, 2015 and December 31, 2014, the condensed consolidating statements of income for the three months ended June 30, 2015 and 2014, condensed consolidating statements of income for the six months ended June 30, 2015 and 2014, and the condensed consolidating statements of cash flows for the six months ended June 30, 2015 and 2014 of (i) California Water Service Group, the guarantor of the first mortgage bonds and the parent company; (ii) California Water Service Company, the issuer of the first mortgage bonds and a 100% owned consolidated subsidiary of California Water Service Group; and (iii) the other 100% owned non-guarantor consolidated subsidiaries of California Water Service Group.

CALIFORNIA WATER SERVICE GROUP

CONDENSED CONSOLIDATING BALANCE SHEET

As of June 30, 2015

(In thousands)

	Parent Company	Cal Water	All Other Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS
Utility plant:
Utility plant	$1,318	$2,228,013	$196,916	$(7,197)	$2,419,050
Less accumulated depreciation and amortization	(491)	(738,379)	(45,276)	1,772	(782,374)
Net utility plant	827	1,489,634	151,640	(5,425)	1,636,676
Current assets:
Cash and cash equivalents	3,219	19,973	1,323	—	24,515
Receivables and unbilled revenue, net	—	108,363	4,361	—	112,724
Receivables from affiliates	24,265	723	134	(25,122)	—
Other current assets	284	11,490	1,193	—	12,967
Total current assets	27,768	140,549	7,011	(25,122)	150,206
Other assets:
Regulatory assets	—	399,621	3,421	—	403,042
Investments in affiliates	634,127	—	—	(634,127)	—
Long-term affiliate notes receivable	24,716	—	—	(24,716)	—
Other assets	832	48,661	5,057	(1,425)	53,125
Total other assets	659,675	448,282	8,478	(660,268)	456,167
	$688,270	$2,078,465	$167,129	$(690,815)	$2,243,049
CAPITALIZATION AND LIABILITIES
Capitalization:
Common stockholders’ equity	$623,036	$565,038	$74,487	$(639,525)	$623,036
Affiliate long-term debt	—	—	24,716	(24,716)	—
Long-term debt, less current maturities	—	415,555	1,224	—	416,779
Total capitalization	623,036	980,593	100,427	(664,241)	1,039,815
Current liabilities:
Current maturities of long-term debt	—	6,191	365	—	6,556
Short-term borrowings	64,215	62,400	—	—	126,615
Payables to affiliates	102	2,347	22,673	(25,122)	—
Accounts payable	—	65,847	2,830	—	68,677
Accrued expenses and other liabilities	95	64,969	3,503	—	68,567
Total current liabilities	64,412	201,754	29,371	(25,122)	270,415
Unamortized investment tax credits	—	2,032	—	—	2,032
Deferred income taxes, net	822	221,963	—	(1,452)	221,333
Pension and postretirement benefits other than pensions	—	276,591	—	—	276,591
Regulatory liabilities and other	—	72,784	9,089	—	81,873
Advances for construction	—	181,101	514	—	181,615
Contributions in aid of construction	—	141,647	27,728	—	169,375
	$688,270	$2,078,465	$167,129	$(690,815)	$2,243,049

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

CALIFORNIA WATER SERVICE GROUP

CONDENSED CONSOLIDATING STATEMENT OF INCOME

For the three months ended June 30, 2015

(In thousands)

	Parent Company	Cal Water	All Other Subsidiaries	Consolidating Adjustments	Consolidated
Operating revenue	$—	$135,440	$8,974	$—	$144,414
Operating expenses:
Operations:
Water production costs	—	51,044	1,978	—	53,022
Administrative and general	—	23,796	2,841	—	26,637
Other operations	—	16,033	1,606	(127)	17,512
Maintenance	—	5,162	164	—	5,326
Depreciation and amortization	57	14,225	1,098	(26)	15,354
Income tax (benefit) expense	(119)	4,886	37	298	5,102
Property and other taxes	—	4,304	664	—	4,968
Total operating (income) expenses	(62)	119,450	8,388	145	127,921
Net operating income	62	15,990	586	(145)	16,493
Other Income and Expenses:
Non-regulated revenue	455	3,312	392	(680)	3,479
Non-regulated expenses, net	—	(3,193)	(311)	—	(3,504)
Income tax (expense) benefit on other income and expense	(183)	(48)	(46)	287	10
Total other income (loss)	272	71	35	(393)	(15)
Interest:
Interest expense	240	6,922	452	(553)	7,061
Less: capitalized interest	—	(417)	(11)	—	(428)
Net interest expense	240	6,505	441	(553)	6,633
Equity from subsidiaries	9,751	—	—	(9,751)	—
Net income	$9,845	$9,556	$180	$(9,736)	$9,845

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

CALIFORNIA WATER SERVICE GROUP

CONDENSED CONSOLIDATING STATEMENT OF INCOME

For the six months ended June 30, 2015

(In thousands)

	Parent Company	Cal Water	All Other Subsidiaries	Consolidating Adjustments	Consolidated
Operating revenue	$—	$249,947	$16,452	$—	$266,399
Operating expenses:
Operations:
Water production costs	—	94,420	3,804	—	98,224
Administrative and general	—	48,651	5,681	—	54,332
Other operations	—	30,303	3,305	(253)	33,355
Maintenance	—	9,426	357	—	9,783
Depreciation and amortization	114	28,428	2,182	(51)	30,673
Income tax (benefit) expense	(187)	5,816	(416)	502	5,715
Property and other taxes	—	9,054	1,273	—	10,327
Total operating (income) expenses	(73)	226,098	16,186	198	242,409
Net operating income	73	23,849	266	(198)	23,990
Other Income (expense):
Non-regulated revenue	909	6,185	790	(1,158)	6,726
Non-regulated expenses, net	—	(5,225)	(522)	—	(5,747)
Income tax (expense) benefit on other income and expense	(368)	(391)	(115)	481	(393)
Total other income	541	569	153	(677)	586
Interest:
Interest expense	350	13,782	903	(905)	14,130
Less: capitalized interest	—	(950)	(24)	—	(974)
Net interest expense	350	12,832	879	(905)	13,156
Equity earnings of subsidiaries	11,156	—	—	(11,156)	—
Net income (loss)	$11,420	$11,586	$(460)	$(11,126)	$11,420

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

CALIFORNIA WATER SERVICE GROUP

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the six months ended June 30, 2015

(In thousands)

	Parent Company	Cal Water	All Other Subsidiaries	Consolidating Adjustments	Consolidated
Operating activities:
Net income (loss)	$11,420	$11,586	$(460)	$(11,126)	$11,420
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity earnings of subsidiaries	(11,156)	—	—	11,156	—
Dividends received from affiliates	16,027	—	—	(16,027)	—
Depreciation and amortization	114	29,170	2,419	(51)	31,652
Changes in value of life insurance contracts	—	50	—	—	50
Changes in operating assets and liabilities:	(1,049)	(9,161)	6,901	(94)	(3,403)
Other changes in noncurrent assets and liabilities	1,897	12,057	(5,439)	115	8,630
Net cash provided by operating activities	17,253	43,702	3,421	(16,027)	48,349
Investing activities:
Utility plant expenditures	—	(72,872)	(2,955)	—	(75,827)
Investment in affiliates	(1,000)	—		1,000	—
Changes in affiliate advances	(4,234)	2,885	(118)	1,467	—
Proceeds from affiliates long-term debt	517	—	—	(517)	—
Purchase of life insurance contracts	—	(214)	—	—	(214)
Changes in restricted cash	—	46	—	—	46
Net cash (used in) investing activities	(4,717)	(70,155)	(3,073)	1,950	(75,995)
Financing Activities:
Short-term borrowings	2,500	50,000	—	—	52,500
Repayment of short-term borrowings	—	(5,000)	—	—	(5,000)
Investment from affiliates	—	—	1,000	(1,000)	—
Changes in affiliate advances	102	2,077	(712)	(1,467)	—
Repayment of affiliates long-term borrowings	—	—	(517)	517	—
Proceeds from long-term debt	—	—	50	—	50
Repayment of long-term debt	—	(2,310)	(244)	—	(2,554)
Advances and contributions in aid for construction	—	6,881	40	—	6,921
Refunds of advances for construction	—	(3,284)	(32)	—	(3,316)
Dividends paid to non-affiliates	(16,027)	—	—	—	(16,027)
Dividends paid to affiliates	—	(15,867)	(160)	16,027	—
Net cash (used in) provided by financing activities	(13,425)	32,497	(575)	14,077	32,574
Change in cash and cash equivalents	(889)	6,044	(227)	—	4,928
Cash and cash equivalents at beginning of period	4,108	13,929	1,550	—	19,587
Cash and cash equivalents at end of period	$3,219	$19,973	$1,323	$—	$24,515

CALIFORNIA WATER SERVICE GROUP

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the six months ended June 30, 2014

(In thousands)

	Parent Company	Cal Water	All Other Subsidiaries	Consolidating Adjustments	Consolidated
Operating activities:
Net income (loss)	$11,694	$13,002	$(1,730)	$(11,272)	$11,694
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity earnings of subsidiaries	(11,304)	—	—	11,304	—
Dividends received from affiliates	15,527	—	—	(15,527)	—
Depreciation and amortization	100	30,852	2,263	(53)	33,162
Change in value of life insurance contracts	—	(721)	—	—	(721)
Changes in operating assets and liabilities	(249)	(26,137)	1,307	—	(25,079)
Other changes in noncurrent assets and liabilities	1,570	23,088	(551)	21	24,128
Net cash provided by operating activities	17,338	40,084	1,289	(15,527)	43,184
Investing activities:
Utility plant expenditures	—	(53,437)	(3,610)	—	(57,047)
Changes in affiliate advances	(6,175)	1,092		5,083	—
Proceeds from affiliates long-term debt	462	—	—	(462)	—
Purchase of life insurance contracts	—	(1,707)	—	—	(1,707)
Changes in restricted cash	—	313	—	—	313
Net cash (used in) investing activities	(5,713)	(53,739)	(3,610)	4,621	(58,441)
Financing Activities:
Short-term borrowings	4,400	35,000	—	—	39,400
Repayment of short-term borrowings	(5,000)	—	—	—	(5,000)
Changes in affiliate advances	(47)	1,087	4,043	(5,083)	—
Repayment of affiliates long-term borrowings	—	—	(462)	462	—
Repayment of long-term debt	—	(2,607)	(1,556)	—	(4,163)
Advances and contributions in aid for construction	—	5,427	523	—	5,950
Refunds of advances for construction	—	(3,158)	(45)	—	(3,203)
Dividends paid to non-affiliates	(15,527)	—	—	—	(15,527)
Dividends paid to affiliates	—	(15,238)	(289)	15,527	—
Net cash (used in) provided by financing activities	(16,174)	20,511	2,214	10,906	17,457
Change in cash and cash equivalents	(4,549)	6,856	(107)	—	2,200
Cash and cash equivalents at beginning of period	5,280	20,790	1,436	—	27,506
Cash and cash equivalents at end of period	$731	$27,646	$1,329	$—	$29,706

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

For the six-month period ended June 30, 2015, there were no changes in the methodology for computing critical accounting estimates, no additional accounting estimates met the standards for critical accounting policies, and there were no material changes to the important assumptions underlying the critical accounting estimates.

RESULTS OF SECOND QUARTER 2015 OPERATIONS

COMPARED TO SECOND QUARTER 2014 OPERATIONS

Amounts in thousands except share data

Overview

Net income for the three months period ended June 30, 2015, was $9.8 million or $0.21 per diluted common share compared to net income of $17.2 million or $0.36 per diluted common share for the three months period ended June 30, 2014. Net income decreased $7.4 million during the second quarter of 2015 compared to the second quarter of 2014. The decrease in net income was attributable primarily to a decrease in estimated unbilled operating revenue, increases in administrative and general, other operations, and maintenance expenses that was partially offset by rate increases from the approval of the 2012 General Rate Case (GRC) during the third quarter of 2014 for the Company’s largest subsidiary, Cal Water, as well as reductions in depreciation and amortization, income taxes, and net interest expenses.  The decrease in the unbilled operating revenue estimate resulted in a decrease in pre-tax income of $10.1 million for the three months period ended June 30, 2015 as compared to the prior year and was driven by a reduction in customer consumption associated with the drought and mandatory conservation at the end of the quarter.  Unbilled operating revenue does not affect the WRAM calculation or balance until it is billed.  The $4.3 million increases in administrative and general and other operations expense in 2015 were driven by employee pension and other postretirement benefits, employee wage, California drought program cost and conservation program cost increases.  During the three months period ended June 30, 2014, there were $2.5 million of tax benefits associated with the final tax regulations for repairs and maintenance deductions.  Net other income decreased $0.8 million in 2015 due primarily to a decrease in unrealized gains on our benefit plan insurance investments.

Operating Revenue

Operating revenue decreased $14.0 million, or 9%, to $144.4 million in the second quarter of 2015.  The decrease was due primarily to a decrease in estimated unbilled operating revenue, which was partially offset by the authorized rate design in the Cal Water 2012 GRC, whereby Cal Water’s revenue shifted from quantity based WRAM revenue to fixed rate charge revenue.  Fixed rate charge revenue is primarily service fee revenue but also includes unmetered flat revenue.  The factors that impacted the operating revenue for the second quarter of 2015 as compared to 2014 are as follows:

Net change in service, flat, and other revenue	$(2,085)
Health care balancing account	594
Pension balancing account	1,866
Conservation balancing account	(93)
Deferral of revenue	(270)
Net effect of WRAM	(14,014)
Net operating revenue decrease	$(14,002)

The net change in service, flat and other revenue in the above table was mainly driven by a decrease in unbilled revenue of $10.1 million due to a decrease in consumption associated with the drought and mandatory conservation at the end of the second quarter of 2015 as compared to the same period in 2014.  This was offset by an increase in service charge revenue related to the 2012 GRC and an associated shift from quantity to service charge revenue.

The health care balancing account in the above table refers to the difference between actual expenses and adopted rate recovery.  The increase of $0.6 million is due to higher actual health care expenses as compared to adopted rate recovery in the second quarter of 2015.

The pension balancing account in the above table refers to the difference between actual expenses and adopted rate recovery.  The increase of $1.9 million is due to higher actual pension expenses as compared to adopted rate recovery in the second quarter of 2015.

The conservation balancing account in the above table refers to the difference between actual expenses and adopted rate recovery.  The decrease of $0.1 million is due to lower actual conservation expenses as compared to adopted rate recovery in the second quarter of 2015.

The deferral of revenue in the table above occurs whenever a district’s net regulatory balancing account receivable is expected to be collected more than 24 months after the respective reporting period in which it was recognized.  The deferral in the second quarter of 2015 increased because of the recording of the interim revenue memorandum account receivable in the third quarter of 2014, which has caused an increase in the net regulatory balancing account receivables that are expected to be collected more than 24 months after the respective reporting period in which it was recognized.

The net effect of WRAM in the above table is the revenue changes recognized by the WRAM and MCBA. The WRAM is impacted by changes in consumption patterns from our historical trends as well as an increase in conservation efforts. The MCBA, which records the differences in production costs from the adopted costs, is recorded as an adjustment to revenue as it represents pass through costs which are billed to customers. The MCBA is impacted by changes in total production quantities, the production mix of the source of water, the price paid for purchased water and power, and the amount of pump taxes paid.  The WRAM decrease of $7.3 million during the three months ended June 30, 2015 compared to the three months ended June 30, 2014 was mainly driven by a shift from quantity to service charge revenue in the rate design of the 2012 GRC and was partially offset by rate increases of $2.8 million.  The MCBA decrease of $6.7 million during the three months ended June 30, 2015 compared to the three months ended June 30, 2014 was mainly driven by a decrease in consumption due to the conservation program efforts and the drought and an associated decrease in production costs.

The components of the rate increases are as follows:

Purchased water offset increases	$1,668
Escalation rate increases	1,178
Total increase in rates	$2,846

Total Operating Expenses

Total operating expenses were $127.9 million for the second quarter of 2015, compared to $135.1 million for the same period in 2014, a 5% decrease.

Water production costs consists of purchased water, purchased power, and pump taxes. It represents the largest component of total operating expenses, accounting for approximately 41% of total operating expenses in the second quarter of 2015, as compared to 46% of total operating expenses in the second quarter of 2014.  Water production decreased 14% compared to the same period last year mainly due to a decrease in customer usage offset by a blended 11% increase in purchase water wholesaler rates.

Sources of water as a percent of total water production are listed in the following table:

	Three Months Ended June 30
	2015	2014
Well production	52%	51%
Purchased	45%	46%
Surface	3%	3%
Total	100%	100%

The components of water production costs are shown in the table below:

	Three Months Ended June 30
	2015	2014	Change
Purchased water	$42,672	$49,150	$(6,478)
Purchased power	7,277	9,133	(1,856)
Pump taxes	3,073	3,632	(559)
Total	$53,022	$61,915	$(8,893)

Total water production, measured in acre feet, decreased by 21% during the second quarter of 2015 as compared to the second quarter of 2014.

Administrative and general and other operations expenses increased $4.3 million, or 11%, to $44.1 million in the second quarter of 2015 compared to $39.8 million in the second quarter of 2014.  The increase was due primarily to increases in employee pension and other postretirement benefit costs of $2.9 million, the California drought program expense increases of $0.9 million, employee wage increases of $0.4 million, and conservation program expense increases of $0.5 million.  These cost increases were partially offset by a $1.5 million decrease in uninsured loss expenses. Changes in employee pension and other postretirement benefit costs, water conservation program costs, and employee health care costs for regulated California operations do not affect earnings, because the Company is allowed by the CPUC to track employee pension and other postretirement benefit costs, water conservation program costs, and employee health care costs in balancing accounts for future recovery, which creates a corresponding change to operating revenue.  Employee wage increases became effective January 1, 2015.  At June 30, 2015, there were 1,137 employees and at June 30, 2014, there were 1,128 employees.

Maintenance expense increased by $0.3 million, or 7%, to $5.3 million in the second quarter of 2015 compared to $5.0 million in the second quarter of 2014, mostly due to increases in transmission and distribution mains repair costs.

Depreciation and amortization expense decreased $0.7 million, or 5%, to $15.4 million mostly due to a decrease in depreciation rates for regulated California operations which were authorized last year in the 2012 GRC which was partially offset by 2014 capital additions.

Income taxes decreased $2.1 million to $5.1 million in the second quarter of 2015 as compared to second quarter of 2014 due primarily to an $8.7 million decrease to pre-tax income in the second quarter of 2015 which was partially offset by $2.5 million of tax benefits in the second quarter of 2014.  We estimate the Company’s fiscal year 2015 effective tax rate to be 38%.

Property and other taxes decreased $0.2 million, or 3%, to $5.0 million in the second quarter of 2015 as compared to the prior year due primarily to a $0.2 million refund of property taxes in the second quarter of 2015.

Other Income and Expenses

Net other (loss) income decreased $0.8 million in the second quarter of 2015 due primarily to a $0.2 million unrealized loss on our benefit plan insurance investments during the second quarter of 2015 compared to an unrealized gain of $0.6 million during the second quarter of 2014.

Interest Expense

Net interest expense decreased $0.2 million, or 3%, to $6.6 million during the second quarter of 2015 compared to the same period last year.  The decrease was due primarily to an increase in capitalized interest charged to construction projects and a decrease in interest expense driven by decreased short-term borrowing rates partially offset by an increase in short-term borrowings during the second quarter of 2015.

RESULTS OF THE SIX MONTHS ENDED JUNE 30, 2015 OPERATIONS

COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2014 OPERATIONS

Amounts in thousands except share data

Overview

Net income for the six months period ended June 30, 2015, was $11.4 million, or $0.24 per diluted common share compared to a net income of $11.7 million or $0.24 per diluted common share for the six months period ended June 30, 2014. Net income decreased $0.3 million during the first six months of 2015 compared to the first six months of 2014. The decrease in net income was attributable primarily to a decrease in estimated unbilled operating revenue, increases in administrative and general, other operations, and income tax expenses that was partially offset by rate increases from the approval of the 2012 General Rate Case (GRC) during the third quarter of 2014 for the Company’s largest subsidiary, Cal Water, and reductions in depreciation and amortization, maintenance, and net interest expenses. The decrease in the unbilled operating revenue estimate resulted in a decrease in pre-tax income of $8.8 million for the six months period ended June 30, 2015 as compared to the prior year and was driven by a reduction in customer consumption associated with the drought and mandatory conservation at the end of the second quarter.  Unbilled operating revenue does not affect the WRAM calculation or balance until it is billed.  The $6.4 million increases in administrative and general and other operations expense in 2015 were driven by employee pension and other postretirement benefits, employee wage, and California drought program cost increases.  The increase in income tax expense was due primarily to $2.5 million of tax benefits associated with the final tax regulations for repairs and maintenance deductions in the same period in 2014.  Net other income decreased $0.2 million for the six months period ended June 30, 2015.

Operating Revenue

Operating revenue decreased $2.5 million or 1% to $266.4 million in the first six months of 2015.  The decrease was due primarily to a decrease in estimated unbilled operating revenue which was partially offset by the authorized rate design in the Cal Water 2012 GRC, whereby Cal Water’s revenue shifted from quantity based WRAM revenue to fixed rate charge revenue.  Fixed rate charge revenue is primarily service fee revenue but also includes unmetered flat revenue.  The factors that impacted the operating revenue for the first six months of 2015 as compared to 2014 are as follows:

Net change in service, flat, and other revenue	$7,380
Health care balancing account	1,394
Pension balancing account	4,017
Conservation balancing account	(820)
Deferral of revenue	21
Net effect of WRAM	(14,524)
Net operating revenue decrease	$(2,532)

The net change in service, flat and other revenue in the above table was mainly driven by a $14.7 million increase in service charge revenue related to the 2012 GRC and an associated shift from quantity to service charge revenue. This increase was offset by a $8.8 million decrease in unbilled revenue due to a decrease in consumption associated with the drought and mandatory conservation at the end of the second quarter of 2015 as compared to the same period in 2014.

The health care balancing account in the above table refers to the difference between actual expenses and adopted rate recovery.  The increase of $1.4 million is due to higher actual health care expenses as compared to adopted rate recovery in 2015.

The pension balancing account in the above table refers to the difference between actual expenses and adopted rate recovery.  The increase of $4.0 million is due to higher actual pension expenses as compared to adopted rate recovery in 2015.

The conservation balancing account in the above table refers to the difference between actual expenses and adopted rate recovery.  The decrease of $0.8 million is due to lower actual conservation expenses as compared to adopted rate recovery in 2015.

The net effect of WRAM in the above table was the revenue changes recognized by the WRAM and MCBA. The WRAM is impacted by changes in consumption patterns from our historical trends as well as an increase in conservation efforts. The MCBA, which records the differences in production costs from the adopted costs, is recorded as an adjustment to revenue as it represents pass through costs which are billed to customers. The MCBA is impacted by changes in total production quantities, the production mix of the source of water, the price paid for purchased water and power, and the amount of pump taxes paid.  The WRAM decrease of $11.2 million during the six months ended June 30, 2015 compared to the six months ended June 30, 2014 was mainly driven by a shift from quantity to service charge revenue in the 2012 GRC and was partially offset by rate increases of $4.6 million.  The MCBA decrease of $3.3 million during the six months ended June 30, 2015 compared to the six months ended June 30, 2014 was mainly driven by a decrease in consumption due to the conservation program efforts and the drought and an associated decrease in production costs.

The components of the rate increases are as follows:

Purchased water offset increases	$2,902
Escalation rate increases	1,733
Total increase in rates	$4,635

Total Operating Expenses

Total operating expenses were $242.4 million for the first six months of 2015 as compared to $244.5 million for the same period in 2014, a 1% decrease.

Water production costs consists of purchased water, purchased power, and pump taxes. It represents the largest component of total operating expenses, accounting for approximately 41% of total operating expenses in the first six months of 2015, as compared to 44% of total operating expenses in the first six months of 2014.  Water production costs decreased 8% compared to the same period last year mainly due to a decrease in customer usage offset by a blended 12% increase in purchase water wholesaler rates.

Sources of water as a percent of total water production are listed in the following table:

	Six Months Ended June 30
	2015	2014
Well production	51%	49%
Purchased	46%	48%
Surface	3%	3%
Total	100%	100%

The components of water production costs are shown in the table below:

	Six Months Ended June 30
	2015	2014	Change
Purchased water	$79,031	$86,428	$(7,397)
Purchased power	12,866	14,706	(1,840)
Pump taxes	6,327	6,183	144
Total	$98,224	$107,317	$(9,093)

Total water production, measured in acre feet, decreased by 16% during the first six months of 2015 as compared to the first six months of 2014.

Administrative and general and other operations expenses increased $6.4 million, or 8%, to $87.7 million in the first six months of 2015 compared to $81.3 million in the first six months of 2014.  The increase was due primarily to increases in employee pension and other postretirement benefit costs of $5.9 million, employee wage increases of $1.8 million, and the California drought program expense increases of $0.9 million. These cost increases were partially offset by decreases in employee health care costs of $1.6 million, uninsured loss costs of $1.5 million and water conservation program costs of $0.8 million. Changes in employee pension and other postretirement benefit costs, water conservation program costs, and employee health care costs for regulated California operations do not affect earnings, because the Company is allowed by the CPUC to track employee pension and other postretirement benefit costs, water conservation program costs, and employee health care costs in balancing accounts for future recovery, which creates a corresponding change to operating revenue.

Maintenance expense decreased $0.2 million, or 2%, to $9.8 million during the first six months of 2015 compared to $10.0 million during the first six months of 2014, due to a decrease in well and pumping equipment repair costs.

Depreciation and amortization expense decreased $1.5 million, or 5%, to $30.7 million mostly due to a decrease in depreciation rates for regulated California operations which were authorized last year in the 2012 GRC, partially offset by the depreciation expense increase due to the 2014 capital additions.

Income taxes increased $2.4 million to $5.7 million in the first six months of 2015 as compared to the first six months of 2014 due primarily to $2.5 million of tax benefits in the first six months of 2014 and a $2.3 million increase in pre-tax income in the first six months of 2015.  We estimate the Company’s fiscal year 2015 effective tax rate to be 38%.

Property and other taxes remained consistent during the first six months of 2015 as compared to the prior year.

Other Income and Expenses

Net other income decreased $0.2 million to $0.6 million in the first six months of 2015 due primarily to a decrease in unrealized gains on our benefit plan insurance investments.

Interest Expense

Net interest expense decreased $0.4 million, or 3%, to $13.2 million during the first six months of 2015 compared to the same period last year. The decrease was due primarily to an increase in capitalized interest charged to construction projects.

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

GRCs, escalation rate increase filings, and offset filings change rates to amounts that will remain in effect until the next GRC. The CPUC follows a rate case plan, which requires Cal Water to file a GRC for each of its regulated operating districts every three years. In a GRC proceeding, the CPUC not only considers the utility’s rate setting requests, but may also consider other issues that affect the utility’s rates and operations. The CPUC is generally required to issue its GRC decision prior to the first day of the test year or authorize interim rates. In accordance with the CPUC’s rate case plan for Class A water utilities, Cal Water filed a GRC on July 5, 2012 that is applicable to all of its regulated California districts.  The CPUC issued a Decision 14-08-011 resolving the rate case in the third quarter of 2014 with rates effective back to January 1, 2014.  Under the CPUC’s rate case plan, Cal Water filed its next GRC application on July 3, 2015.

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

2015 California Regulatory Activity

California GRC filing

On July 3, 2015, Cal Water filed a GRC application seeking rate increases in all regulated operating districts in California beginning January 1, 2017. The 2015 GRC application requested an increase of $94.8 million in rates for 2017, $23.0 million in rates for 2018 and $22.6 million in rates for 2019. As part of its application, Cal Water requested to invest $693.0 million in districts throughout California over the three-year period from January 1, 2016 through December 31, 2018 in order to provide a safe and reliable water supply to its customers.

Escalation Increase filings

As a part of the decision of the 2012 GRC, Cal Water was authorized to file annual escalation rate increases for 2015 and 2016. In January 2015, Cal Water filed for escalation rate increases in 16 districts. The annual adopted gross revenue associated with the January 2015 filing was $4.8 million.

California Drought Memorandum Account

In 2014, the CPUC authorized Cal Water to track its incremental expenses related to its drought program in a drought memorandum account. On April 1, 2015, the Governor of the State of California issued Executive Order B-29-15 due to severe drought conditions. The Executive Order, among other requirements, directs the State Water Resources Control Board (“Water Board”) to impose restrictions on urban water suppliers like Cal Water to achieve a statewide 25% reduction in potable urban usage, as compared with the amount used in 2013, through February 2016.  On April 28, 2015, Cal Water filed Schedule 14.1 with the CPUC to establish household and business water budgets and associated enforcement measures in order to achieve state-mandated water use reductions and it was authorized and effective June 1, 2015.  All monies collected by Cal Water through drought surcharges, as established by the Mandatory Water Budgets in Schedule 14.1, will be recorded in the appropriate WRAM account and used to offset under-collected revenues. All monies collected by Cal Water through waste of water penalties established in this schedule shall be recorded in the appropriate drought memorandum account and used to offset the incremental expenses.  During the second quarter of 2015 and first six months of 2015 drought memorandum account incremental costs were $1.0 million, which included $0.1 million of capital spending.  There were no customer drought surcharges or penalties during the first six months of 2015.  As of June 30, 2015, the drought memorandum account incremental costs were $1.4 million.

Federal Income Tax Bonus Depreciation

In 2011, Cal Water filed for and received approval to track the benefits from federal income tax accelerated depreciation in a memorandum account due to the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010. Additional federal income tax deductions for assets placed in service after September 8, 2010, and before December 31, 2011, were $41.6 million, of which $0.1 million, $16.5 million, $14.4 million, and $10.6 million were taken in 2010, 2011, 2012, and 2013, respectively. The memorandum account may result in a surcredit because of the impact to Cal Water’s revenue requirement for changes to working cash estimates, reductions to federal income tax qualified U.S. production activities deductions (QPAD), and changes to contributions-in-aid-of-construction. As of June 30, 2015, the estimated surcredit range is between $1.0 million and $1.5 million. The CPUC will determine the disposition of amounts recorded in the memorandum account in Cal Water’s next GRC proceeding.

Selma Groundwater Surcharges

In January 2014, Cal Water and the City of Selma jointly filed an application to apply groundwater surcharges to customers in the Selma District.  The surcharges will be used by the City of Selma and the Consolidated Irrigation District for groundwater recharge projects in the Upper Kings River Basin.  The ORA, the City of Selma, and Cal Water reached a settlement of all issues that would apply groundwater surcharges, over 8 years, to eventually collect approximately $0.5 million a year for remittance to the City of Selma. The CPUC approved the settlement in March 2015.  The groundwater surcharge was effective April 15, 2015.  An estimated $0.2 million in surcharges will be collected in 2015, and will be provided to the City of Selma in the first quarter of 2016.

Asbestos Memorandum Account Application

On September 3, 2014, Cal Water filed an application with the CPUC requesting an asbestos litigation memorandum account to record costs associated with current and future asbestos lawsuits against Cal Water.  On February 6, 2015, Cal Water and the ORA filed a settlement resolving all issues, and authorized Cal Water to track all uninsured losses on asbestos litigation cases, settlements, and judgments in an Asbestos Litigation Memorandum Account for a 5-year period beginning January 1, 2015.  The parties are awaiting the CPUC’s issuance of a proposed decision.

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

Ratebase Offset filings

For construction projects that are authorized in GRCs as advice letter projects, companies are allowed to file rate base offsets to increase revenues after the plant is placed into service. Cal Water filed $2.7 million of annual revenue increases for rate base offsets in the second quarter of 2015.

2015 Regulatory Activity—Other States

2014 Washington Water GRC Filing

On August 14, 2014, Washington Water filed a GRC requesting $1.5 million. On January 15, 2015, the Washington Utilities and Transportation Commission approved the rate case authorizing annual revenue increase of $1.7 million, in part due to updated information.  New rates were effective February 1, 2015.

2014 Kona (Hawaii) GRC Filing

In August 2014, Hawaii Water filed a GRC for Kona water and wastewater requesting $3.3 million.  On June 29, 2015, Hawaii Water received a Decision and Order from the Hawaii Public Utilities Commission (HPUC) for the Kona water and wastewater rate case approving $2.1 million in additional annual revenues to be phased in over a six month period. Hawaii Water reached a comprehensive and conceptual settlement with the Consumer Advocate. The new rates are scheduled to be effective in August, 2015.

2012 Waikoloa (Hawaii) GRC Filings

In August 2012, Hawaii Water filed GRCs for the Waikoloa Village Water, Waikoloa Village Wastewater, and Waikoloa Resort Utilities requesting $6.3 million in additional annual revenues. The GRCs were processed on separate schedules.  Hawaii Water and the Consumer Advocate reached settlements on the rate filings for Waikoloa Village Water, Waikoloa Village Wastewater, and Waikoloa Resort Utilities. On June 22, 2015, the HPUC approved a rate increase for the Waikoloa Village Wastewater rate case authorizing annual revenue increase of $0.7 million and the new rates are scheduled to be effective in August, 2015.  On July 23, 2014, the HPUC approved the Waikoloa Resort Utilities, Inc. rate case authorizing annual revenue increase of $2.0 million phased in over a two year period. On March 2, 2015, the HPUC issued an order approving the Waikoloa Village Water rate case and then on April 17, 2015, the HPUC issued a corrected order approving an annual revenue increase of $0.1 million effective May 1, 2015.

2011 Pukalani (Hawaii) GRC Filing

In August 2011, Hawaii Water filed a GRC for Pukalani wastewater system. On January 15, 2014, Hawaii Water received a Decision and Order for the GRC for the Pukalani wastewater system rate case approving $0.59 million in additional annual revenues. Hawaii Water reached a comprehensive and conceptual settlement with the Consumer Advocate. This decision approved an increase of $0.28 million in 2014, another increase of $0.15 million in 2015, and another increase of $0.15 million in 2016. Each increase is separated by one year. The new rates for 2015 were effective February 1, 2015.

LIQUIDITY

Cash flow from Operations

Cash flow from operations for the first six months of 2015 was $48.3 million compared to $43.2 million for the same period of 2014. Cash generated by operations varies during the year due to customer billings, timing of contributions to our benefit plans, and timing of estimated tax payments.

During the first six months of 2015 we made contributions of $14.1 million to our employee pension plan compared to contributions of $14.0 million made during the first six months of 2014.  During the first six months of 2015 we made contributions of $3.7 million to the other postretirement benefit plans compared to contributions of $2.4 million during the first six months of 2014.  The 2015 estimated cash contribution to the pension plans is $31.2 million and to the other postretirement benefit plans is $15.0 million.

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

Investing Activities

During the first six months of 2015 and 2014, we used $75.8 million and $57.0 million, respectively, of cash for both company-funded and developer-funded capital expenditures. The 2015 budget estimates capital expenditures to be between $125 and $145 million.  Annual expenditures fluctuate each year due to the availability of construction resources and our ability to obtain construction permits in a timely manner.

Financing Activities

Net cash provided by financing activities was $32.6 million during the first six months of 2015 compared to $17.5 million for the same period in 2014.

During the first six months of 2015 and 2014, we borrowed $52.5 million and $39.4 million, respectively, on our unsecured revolving credit facilities.

During the first six months of 2015 and 2014 we paid down $5.0 million for both years, on our unsecured revolving credit facilities.

The undercollected net WRAM and MCBA receivable balances were $47.9 million and $47.1 million as of June 30, 2015 and December 31, 2014, respectively. The undercollected balances were primarily financed by Cal Water using short-term and long-term financing arrangements to meet operational cash requirements. Interest on the undercollected balances, the interest recoverable from ratepayers, is limited to the current 90-day commercial paper rates which is significantly lower than Cal Water’s short and long-term financing rates.

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

During the first six months of 2015, we utilized cash generated from operations and borrowings on the unsecured revolving credit facilities. We did not issue Company common stock or first mortgage bonds during the first six months of 2015. In future periods, management anticipates funding our capital needs through a relatively balanced approach between long term debt and equity.

As of June 30, 2015, there were short-term borrowings of $126.6 million outstanding on the unsecured revolving credit facilities compared to $79.1 million as of December 31, 2014.  The increase in short-term borrowings during the first six months of 2015 was used to fund capital expenditures and general operations.

Given our ability to access our lines of credit on a daily basis, cash balances are managed to levels required for daily cash needs and excess cash is invested in short-term or cash equivalent instruments. Minimal operating levels of cash are maintained for Washington Water, New Mexico Water, and Hawaii Water.

Both short-term credit agreements contain affirmative and negative covenants and events of default customary for credit facilities of this type including, among other things, limitations and prohibitions relating to additional indebtedness, liens, mergers, and asset sales. Also, these unsecured credit agreements contain financial covenants governing the Company and its subsidiaries’ consolidated total capitalization ratio not to exceed 66.7% and an interest coverage ratio of three or more.  As of June 30, 2015, we are in compliance with all of the covenant requirements and are eligible to use the full amount of our credit facilities.

Bond principal and other long-term debt payments were $2.6 million during the first six months of 2015 compared to $4.2 million during the first six months of 2014.

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

Dividends

During the first six months of 2015, our quarterly common stock dividend payments were $0.1675 per share compared to $0.1625 during the first six months of 2014. This was our 281st consecutive quarterly dividend. For the full year 2014, the payout ratio was 55% of net income. On a long-term basis, our goal is to achieve a dividend payout ratio of 60% of net income accomplished through future earnings growth.

At its July 29, 2015 meeting, the Board declared the third quarter dividend of $0.1675 per share payable on August 21, 2015, to stockholders of record on August 10, 2015. This was our 282nd consecutive quarterly dividend.

2015 Financing Plan

We intend to fund our capital needs in future periods through a relatively balanced approach between long-term debt and equity. The Company and Cal Water have a syndicated unsecured revolving line of credit of $150 million and $300 million, respectively for short-term borrowings. As of June 30, 2015, the Company’s and Cal Water’s availability on these unsecured revolving lines of credit was $85.8 million and $237.6 million, respectively.

Book Value and Stockholders of Record

Book value per common share was $13.01 at June 30, 2015 compared to $13.11 at December 31, 2014.  There were approximately 2,130 stockholders of record for our common stock as of July 22, 2015.

Utility Plant Expenditures

During the first six months of 2015, capital expenditures totaled $75.8 million for company-funded and developer-funded projects. The 2015 budget estimates company-funded capital expenditures to be between $125 and $145 million. The actual amount may vary from the budget number due to timing of actual payments related to current year and prior year projects. We do not control third-party-funded capital expenditures and therefore are unable to estimate the amount of such projects for 2015.

As of June 30, 2015, construction work in progress was $134.7 million compared to $116.8 million as of June 30, 2014. Work in progress includes projects that are under construction but not yet complete and placed in service.

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

Historically, approximately 48 percent of our annual water supply is pumped from wells.  State groundwater management agencies operate differently in each state.  Some of our wells extract ground water from water basins under state ordinances.   These are adjudicated groundwater basins, in which a court has settled the dispute between landowners or other parties over how much annual groundwater can be extracted by each party.  All of our adjudicated groundwater basins are located in the State of California.  Our annual groundwater extraction from adjudicated groundwater basins approximates 6,500 million gallons or 11% of our total annual water supply pumped from wells.  Historically, we have extracted less than 100% of our annual adjudicated groundwater rights and have the right to carry forward up to 20% of the unused amount to the next annual period.  All of our remaining wells extract ground water from managed or unmanaged water basins.   There are no set limits for the ground water extracted from these water basins; however, the state or local water management agencies have the authority to regulate the groundwater extraction quantity whenever there are unforeseen large decreases to water basin levels.  Our annual groundwater extraction from managed groundwater basins approximates 35,600 million gallons or 61% of our total annual water supply pumped from wells.  Our annual groundwater extraction from unmanaged groundwater basins approximates 16,100 million gallons or 29 percent of our total annual water supply pumped from wells.  Most of the managed groundwater basins we extract water from have groundwater recharge facilities.  We are required to pay well pump taxes to financially support these groundwater recharge facilities.  Well pump taxes were $6.3 million and $6.2 million for the six months ended June 30, 2015 and 2014, respectively.  Well pump taxes were $3.1 million and $3.6 million for the three months ended June 30, 2015 and June 30, 2014, respectively.

California’s normal weather pattern yields little precipitation between mid-spring and mid-fall. The Washington Water service areas receive precipitation in all seasons, with the heaviest amounts during the winter. New Mexico Water’s rainfall is heaviest in the summer monsoon season. Hawaii Water receives precipitation throughout the year, with the largest amounts in the winter months. Water usage in all service areas is highest during the warm and dry summers and declines in the cool winter months. Rain and snow during the winter months replenish underground water aquifers and fill reservoirs, providing the water supply for subsequent delivery to customers. As of July 1, 2015, the State of California snowpack water content and rainfall accumulation during the 2014 - 2015 water year is 72% of normal (per the California Department of Water Resources, Northern Sierra Precipitation Accumulation report). Precipitation in California during the first six months of 2015 was below normal. Management believes that supply pumped from underground aquifers and purchased from wholesale suppliers will be adequate to meet customer demand during 2015 and beyond. Long-term water supply plans are developed for each of our districts to help assure an adequate water supply under various operating and supply conditions. Some districts have unique challenges in meeting water quality standards, but management believes that supplies will meet current standards using current treatment processes.

CALIFORNIA DROUGHT

On April 1, 2015, California’s Governor issued an executive order mandating an aggregate 25% reduction in urban water use through February 2016. The California State Water Resources Control Board (Board) issued draft regulations on April 18, 2015 to implement the Governor’s executive order for all water suppliers. The CPUC approved Cal Water’s Schedule 14.1 filing with a June 1, 2015 effective date, which established household and business water budgets and associated enforcement measures in order to achieve state mandated water use reductions necessitated by historic drought conditions.  All incremental expenses related to the drought, as well as customer penalties for overuse or violation of usage restrictions will be recorded in a memorandum account for future recovery.  Also, the CPUC authorized reducing district WRAM and MCBA net receivable balances with drought surcharges and to reduce drought memorandum expenses with customer penalties. During the second quarter of 2015 and first six months of 2015 drought memorandum account incremental costs were $1.0 million.  There were no customer drought surcharges or penalties during the first six months of 2015.  As of June 30, 2015, the drought memorandum account incremental costs were $1.4 million.

CONTRACTUAL OBLIGATIONS

During the six months ended June 30, 2015, there were no material changes in contractual obligations outside the normal course of business.

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

Our management, with the participation of our CEO and our CFO, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2015. Based on that evaluation, we concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

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

CALIFORNIA WATER SERVICE GROUP
Registrant

July 30, 2015	By:	/s/ Thomas F. Smegal III
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