Form 10-Q
period 2015-09-30
CALIFORNIA WATER SERVICE GROUP
filed 2015-10-29
CIK 1035201

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common shares outstanding as of October 27, 2015 — 47,876,087

PART I FINANCIAL INFORMATION

Item 1.

FINANCIAL STATEMENTS

The condensed consolidated financial statements presented in this filing on Form 10-Q have been prepared by management and are unaudited.

CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited
(In thousands, except per share data)

	September 30, 2015	December 31, 2014
ASSETS
Utility plant:
Utility plant	$2,460,829	$2,342,471
Less accumulated depreciation and amortization	(797,264)	(752,040)
Net utility plant	1,663,565	1,590,431
Current assets:
Cash and cash equivalents	50,825	19,587
Receivables:
Customers	41,574	25,803
Regulatory balancing accounts	38,112	53,199
Other	14,369	14,136
Unbilled revenue	31,276	23,740
Materials and supplies at average cost	6,087	6,041
Taxes, prepaid expense, and other assets	8,823	11,618
Total current assets	191,066	154,124
Other assets:
Regulatory assets	398,535	390,331
Goodwill	2,615	2,615
Other assets	50,739	49,850
Total other assets	451,889	442,796
	$2,306,520	$2,187,351
CAPITALIZATION AND LIABILITIES
Capitalization:
Common stock, $.01 par value; 68,000 shares authorized, 47,877 and 47,806 outstanding in 2015 and 2014, respectively	$479	$478
Additional paid-in capital	332,290	330,558
Retained earnings	308,083	295,590
Total common stockholders’ equity	640,852	626,626
Long-term debt, less current maturities	416,447	419,233
Total capitalization	1,057,299	1,045,859
Current liabilities:
Current maturities of long-term debt	6,565	6,607
Short-term borrowings	136,615	79,115
Accounts payable	77,261	59,395
Regulatory balancing accounts	1,870	6,126
Accrued interest	9,678	4,194
Accrued expenses and other liabilities	68,781	62,269
Total current liabilities	300,770	217,706
Unamortized investment tax credits	1,947	2,032
Deferred income taxes, net	236,443	214,842
Pension and postretirement benefits other than pensions	276,525	270,865
Regulatory liabilities and other	76,799	83,279
Advances for construction	180,805	182,284
Contributions in aid of construction	175,932	170,484
Commitments and contingencies (Note 10)	—	—
	$2,306,520	$2,187,351
See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
 Unaudited
(In thousands, except per share data)

For the three months ended	September 30, 2015	September 30, 2014
Operating revenue	$183,543	$191,184
Operating expenses:
Operations:
Water production costs	60,437	66,980
Administrative and general	30,737	23,765
Other operations	17,872	15,692
Maintenance	5,952	4,800
Depreciation and amortization	15,342	14,648
Income taxes	15,293	19,233
Property and other taxes	5,709	5,232
Total operating expenses	151,342	150,350
Net operating income	32,201	40,834
Other income and expenses:
Non-regulated revenue	3,814	4,409
Non-regulated expenses, net	(4,454)	(4,812)
Income tax benefit on other income and expenses	262	169
Net other loss	(378)	(234)
Interest expense:
Interest expense	7,201	7,221
Less: capitalized interest	(498)	(271)
Net interest expense	6,703	6,950
Net Income	$25,120	$33,650
Earnings per share:
Basic	$0.52	$0.70
Diluted	0.52	0.70
Weighted average shares outstanding:
Basic	47,878	47,803
Diluted	47,887	47,840
Dividends declared per share of common stock	$0.1675	$0.1625
 See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
 Unaudited
(In thousands, except per share data)

For the nine months ended	September 30, 2015	September 30, 2014
Operating revenue	$449,942	$460,115
Operating expenses:
Operations:
Water production costs	158,661	174,297
Administrative and general	85,069	72,702
Other operations	51,227	48,072
Maintenance	15,735	14,793
Depreciation and amortization	46,015	46,788
Income taxes	21,008	22,584
Property and other taxes	16,036	15,601
Total operating expenses	393,751	394,837
Net operating income	56,191	65,278
Other income and expenses:
Non-regulated revenue	10,540	12,163
Non-regulated expenses, net	(10,201)	(11,184)
Income tax expense on other income and expenses	(131)	(391)
Net other income	208	588
Interest expense:
Interest expense	21,331	21,373
Less: capitalized interest	(1,472)	(851)
Net interest expense	19,859	20,522
Net Income	$36,540	$45,344
Earnings per share:
Basic	$0.76	$0.95
Diluted	0.76	0.95
Weighted average shares outstanding:
Basic	47,861	47,787
Diluted	47,877	47,825
Dividends declared per share of common stock	$0.5025	$0.4875
 See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 Unaudited
(In thousands)

For the nine months ended:	September 30, 2015	September 30, 2014
Operating activities:
Net income	$36,540	$45,344
Adjustments to reconcile net income to net cash:
Depreciation and amortization	47,406	48,481
Change in value of life insurance contracts	758	(501)
Changes in operating assets and liabilities:
Receivables	(18,412)	(13,781)
Accounts payable	7,245	7,239
Other current assets	(2,428)	(6,859)
Other current liabilities	11,939	6,904
Other changes in noncurrent assets and liabilities	33,476	13,340
Net cash provided by operating activities	116,524	100,167
Investing activities:
Utility plant expenditures	(118,309)	(86,258)
Purchase of life insurance contracts	(1,855)	(3,207)
Change in restricted cash	(241)	354
Net cash used in investing activities	(120,405)	(89,111)
Financing activities:
Short-term borrowings	82,500	99,900
Repayment of short-term borrowings	(25,000)	(85,000)
Debt issuance costs	(1,197)	—
Proceeds from long-term debt	50	—
Repayment of long-term debt	(2,878)	(4,604)
Advances and contributions in aid of construction	10,741	8,780
Refunds of advances for construction	(5,050)	(4,858)
Dividends paid	(24,047)	(23,295)
Net cash provided by (used in) financing activities	35,119	(9,077)
Change in cash and cash equivalents	31,238	1,979
Cash and cash equivalents at beginning of period	19,587	27,506
Cash and cash equivalents at end of period	$50,825	$29,485
Supplemental information:
Cash paid for interest (net of amounts capitalized)	$13,618	$14,102
Income tax refunds	—	(6,000)
Supplemental disclosure of non-cash activities:
Accrued payables for investments in utility plant	$24,856	$16,308
Utility plant contribution by developers	5,573	8,148
 See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

CALIFORNIA WATER SERVICE GROUP
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2015
(Amounts in thousands, except per share amounts)

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

Note 2. Summary of Significant Accounting Policies

Revenue

Revenue generally includes monthly cycle customer billings for regulated water and wastewater services at rates authorized by the commissions plus estimated unbilled revenue for water used between the customer’s last meter reading and the end of the accounting period and billings to certain non-regulated customers at rates authorized by contract with government agencies.

The Company’s regulated water and waste water revenue requirements are authorized by the commissions in the states in which they operate. The revenue requirements are intended to provide the Company an opportunity to recover its operating costs and earn a reasonable return on investments.

For metered customers, Cal Water recognizes revenue from rates which are designed and authorized by the California Public Utilities Commission (CPUC). Under the Water Revenue Adjustment Mechanism (WRAM), Cal Water records the adopted level of volumetric revenues, which would include recovery of cost of service and a return on investment, as established by the CPUC for metered accounts (adopted volumetric revenues). In addition to volumetric-based revenues, the revenue requirements approved by the CPUC include service charges, flat rate charges, and other items not subject to the WRAM. The adopted volumetric revenue considers the seasonality of consumption of water based upon historical averages. The variance between adopted volumetric revenues and actual billed volumetric revenues for metered accounts is recorded as a component of revenue with an offsetting entry to a regulatory asset or liability balancing account (tracked individually for each Cal Water district) subject to certain criteria under the accounting for regulated operations being met. The variance amount may be positive or negative and represents amounts that will be billed or refunded to customers in the future.

Cost-recovery rates are designed to permit full recovery of certain costs. Cost-recovery rates such as the Modified Cost Balancing Account (MCBA) provide for recovery of adopted expense levels for purchased water, purchased power and pump taxes, as established by the CPUC. In addition, cost-recovery rates include recovery of costs related to water conservation programs and certain other operation expenses adopted by the CPUC. There is no markup for return or profit for cost-recovery expenses and such costs are generally recognized when expenses are incurred.  Variances (which include the effects of changes in both rate and volume for the MCBA) between adopted and actual costs are recorded as a component of revenue, as the amount of such variances will be recovered from or refunded to our customers at a later date.  The off-setting entries are recorded to a regulatory asset or liability balancing account (transferred individually for each Cal Water district) subject to certain criteria under the accounting for regulated operations being met.

The balances in the WRAM and MCBA asset and liability accounts will fluctuate on a monthly basis depending upon the variance between adopted and actual results. The over- or under-recovery of WRAM is netted against the over- or under-recovery of MCBA in the corresponding district. The district’s net WRAM/MCBA refund or recovery is interest bearing at the current 90 day commercial paper rate. At the end of any calendar year, Cal Water files with the CPUC to refund or collect the balance in the accounts. Most undercollected net WRAM and MCBA receivable balances are collected over 12 or 18 months. Cal Water defers net WRAM and MCBA operating revenues and associated costs whenever the net receivable balances are estimated to be collected more than 24 months after the respective reporting periods in which they were recognized. The deferred net WRAM and MCBA revenues and associated costs were determined using forecasts of rate payer consumption trends in future reporting periods and the timing of when the CPUC will authorize Cal Water’s filings to recover the undercollected balances. Deferred net WRAM and MCBA revenues and associated costs will be recognized as revenues and costs in future periods when collection is within twenty-four months of the respective reporting period.

Flat rate customers are billed in advance at the beginning of the service period. The revenue is prorated so that the portion of revenue applicable to the current period is included in that period’s revenue, with the balance recorded as unearned revenue on the balance sheet and recognized as revenue when earned in the subsequent accounting period. The unearned revenue liability was $1.4 million and $1.5 million as of September 30, 2015 and December 31, 2014, respectively. This liability is included in “accrued expenses and other liabilities” on the condensed consolidated balance sheets.

Cash and Cash Equivalents

Cash equivalents include highly liquid investments with maturities of three months or less.  Cash and cash equivalents was $50.8 million and $19.6 million as of September 30, 2015 and December 31, 2014, respectively.  Restricted cash was presented on the condensed consolidated balance sheet in “taxes, prepaid expenses and other assets” and was $1.0 million and $0.8 million as of September 30, 2015 and December 31, 2014.

Adoption of New Accounting Standards

In May 2014, the FASB issued an Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers. This update creates a single, principles based framework for revenue recognition and is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled when goods or services are transferred to customers.  In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, deferring the effective date of this amendment for public companies by one year to January 1, 2018, with early adoption permitted as of the original effective date of January 1, 2017.  The Company is currently evaluating the impact of adopting the new revenue standard on its consolidated financial statements and related disclosures.

Note 3. Stock-based Compensation

Equity Incentive Plan

During the nine months ended September 30, 2015 and 2014, the Company granted annual Restricted Stock Awards (RSAs) of 61 and 60 shares, respectively, of common stock to officers and directors of the Company and 16 and 11 shares of RSAs were canceled during the nine months ended September 30, 2015 and September 30, 2014, respectively. The Company did not grant any shares of RSAs and 3 shares of RSAs were canceled during the three months ended September 30, 2015. The Company granted 2 shares of RSAs and no RSAs were canceled during the three months ended September 30, 2014.  Employee RSAs granted in 2015 and 2014 vest over 36 months.  Director RSAs generally vest at the end of 12 months. During the first nine months of 2015 and 2014, the RSAs granted were valued at $24.29 and $23.61 per share, respectively, based upon the fair market value of the Company’s common stock on the date of grant.

During the nine months ended September 30, 2015 and 2014, the Company granted performance-based Restricted Stock Unit Awards (RSUs) of 39 shares and 37 shares of common stock, respectively, to officers.  The Company did not grant any shares of RSUs during the three months ended September 30, 2015 and during the three months ended September 30, 2014.  Each award reflects a target number of shares that may be issued to the award recipient.  The 2015 and 2014 awards may be earned upon the completion of the three year performance period ending on March 3, 2018 and March 4, 2017, respectively.  Whether RSUs are earned at the end of the performance period will be determined based on the achievement of certain performance objectives set by the Compensation & Organization Committee of the Board of Directors in connection with the issuance of the RSUs.  The performance objectives are based on the Company’s business plan covering the performance period.  The performance objectives include achieving the budgeted return on equity, budgeted investment in utility plant, customer service standards, water quality standards, and safety standards.  Depending on the results achieved during the three year performance period, the actual number of shares that a grant recipient receives at the end of the performance period may range from 0% to 200% of the target shares granted, provided that the grantee is continuously employed by the Company through the vesting date.  If prior to the vesting date employment is terminated by reason of death, disability, or normal retirement, then a pro rata portion of this award will vest.  RSUs are not included in diluted shares for financial reporting until authorized by the Compensation & Organization Committee of the Board of Directors.  The 2015 and 2014 RSUs are recognized as expense ratably over the three year performance period using a fair market value of $24.28 per share and $23.61 per share, respectively, and an estimate of RSUs earned during the performance period.

The Company has recorded compensation costs for the RSAs and RSUs in administrative and general operating expenses in the amount of $2.0 million and $1.5 million for the nine months ended September 30, 2015 and September 30, 2014 respectively.

Note 4. Equity

The Company’s changes in total common stockholders’ equity for the nine months ended September 30, 2015 were as follows:

Total Common Stockholders’ Equity
Balance at December 31, 2014	$626,626
Common Stock Issued	1
Share-based compensation expense	1,732
Common stock dividends declared	(24,047)
Net income	36,540
Balance at September 30, 2015	$640,852

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

A total of 65 shares and 185 shares of Stock Appreciation Rights (SARs) were vested and outstanding and all were dilutive as of September 30, 2015 and September 30, 2014, respectively, as shown in the table below.

	Three Months Ended September 30
	2015	2014
Net income available to common stockholders	$25,120	$33,650
Weighted average common shares outstanding, basic	47,878	47,803
Dilutive SARs (treasury method)	9	37
Weighted average common shares outstanding, dilutive	47,887	47,840
Net income per share - basic	$0.52	$0.70
Net income per share - diluted	$0.52	$0.70

	Nine Months Ended September 30
	2015	2014
Net income available to common stockholders	$36,540	$45,344
Weighted average common shares outstanding, basic	47,861	47,787
Dilutive SARs (treasury method)	16	38
Weighted average common shares outstanding, dilutive	47,877	47,825
Net income per share - basic	$0.76	$0.95
Net income per share - diluted	$0.76	$0.95

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

Cash contributions by the Company related to pension plans were $22.7 million and $14.0 million for the nine months ended September 30, 2015 and September 30, 2014, respectively. Cash contributions by the Company related to other postretirement benefit plans were $7.5 million and $2.4 million for the nine months ended September 30, 2015 and September 30, 2014, respectively. The 2015 estimated cash contribution to the pension plans is $31.2 million and to the other postretirement benefit plans is $15.0 million.

The following table lists components of net periodic benefit costs for the pension plans and other postretirement benefits. The data listed under “pension plan” includes the qualified pension plan and the non-qualified supplemental executive retirement plan. The data listed under “other benefits” is for all other postretirement benefits.

	Three Months Ended September 30
	Pension Plan		Other Benefits
	2015	2014	2015	2014
Service cost	$4,715	$3,539	$3,043	$1,398
Interest cost	5,072	4,737	2,101	1,321
Expected return on plan assets	(4,770)	(4,091)	(908)	(832)
Amortization of prior service cost	1,502	1,527	12	11
Recognized net actuarial loss	2,308	1,002	2,182	656
Net periodic benefit cost	$8,827	$6,714	$6,430	$2,554

	Nine Months Ended September 30
	Pension Plan		Other Benefits
	2015	2014	2015	2014
Service cost	$15,980	$11,973	$8,044	$4,637
Interest cost	15,078	14,190	5,328	3,995
Expected return on plan assets	(14,354)	(12,449)	(2,660)	(2,339)
Amortization of prior service cost	4,506	4,547	34	33
Recognized net actuarial loss	7,108	3,008	5,099	2,206
Net periodic benefit cost	$28,318	$21,269	$15,845	$8,532

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

The outstanding borrowings on the Company lines of credit were $64.2 million and $61.7 million as of September 30, 2015 and December 31, 2014, respectively. The outstanding borrowings on the Cal Water lines of credit were $72.4 million and $17.4 million as of September 30, 2015 and December 31, 2014, respectively.  The average borrowing rate for borrowings on the Company and Cal Water lines of credit during the nine months ended September 30, 2015 was 1.05% compared to 1.16% for the same period last year.

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

During 2012, the Company filed an application for a change in tax accounting method with the Internal Revenue Service (IRS) regarding the classification of expenditures related to tangible property as deductible repairs and capitalizable improvements deductible over time as tax depreciation.  In September 2013, the U.S. Department of the Treasury (U.S. Treasury) and the IRS issued the final regulations for repairs and maintenance deductions with an effective date of January 1, 2014.  In August 2014, the U.S. Treasury and IRS issued the final regulations regarding dispositions of tangible property with an effective date of January 1, 2014. These tax regulations allow the Company to deduct a significant amount of costs to maintain its depreciable plant that were previously capitalized for tax purposes and continue to be capitalizable for book purposes.  The Company implemented the final regulations on its 2014 tax return.

As of September 30, 2015 and December 31, 2014, the Company had unrecognized tax benefits of approximately $8.5 million and $7.9 million, respectively.  Included in the balance of unrecognized tax benefits as of September 30, 2015 and December 31, 2014 is approximately $1.8 million and $1.6 million respectively of tax benefits that, if recognized, would result in an adjustment to the Company’s effective tax rate. The Company does not expect its unrecognized tax benefits to change significantly within the next twelve months.

The State of California Franchise Tax Board is presently auditing the Company’s 2008 through 2011 enterprise zone filings.  The State of Hawaii Department of Taxation is presently auditing the Company’s 2013 capital goods excise tax filing.  It is uncertain when the state audits will be completed.  The Company believes that the final resolution of the state audits will not have a material impact on its financial condition or results of operations.

Note 9. Regulatory Assets and Liabilities

Regulatory assets and liabilities were comprised of the following as of September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014
Regulatory Assets
Pension and retiree group health	$244,514	$245,008
Property-related temporary differences (tax benefits flowed through to ratepayers)	73,797	72,350
Other accrued benefits	29,356	32,959
Net WRAM and MCBA long-term accounts receivable	16,972	14,449
Asset retirement obligations, net	14,792	13,863
Interim rates long-term accounts receivable	5,694	10,627
Tank coating	7,264	—
Health care balancing account	4,445	1,075
Other regulatory assets	1,701	—
Total Regulatory Assets	$398,535	$390,331
Regulatory Liabilities
Future tax benefits due ratepayers	$26,620	$26,114
Conservation program	4,686	2,669
Pension balancing account	2,181	4,291
Other regulatory liabilities	2,640	3,373
Total Regulatory Liabilities	$36,127	$36,447

Short-term regulatory assets and liabilities are excluded from the above table. The short-term regulatory assets were $38.1 million as of September 30, 2015 and $53.2 million as of December 31, 2014. The short-term regulatory assets were primarily interim rate memorandum account receivable and net WRAM and MCBA accounts receivable as of September

30, 2015 and December 31, 2014. The short-term portions of regulatory liabilities were $1.9 million as of September 30, 2015 and $6.1 million as of December 31, 2014. The short-term regulatory liabilities were primarily short term net WRAM payables as of September 30, 2015 and were primarily short term net WRAM payables and net refund balances to rate payers for the water conservation program from the 2009 General Rate Case (GRC) as of December 31, 2014.

Note 10. Commitment and Contingencies

Commitments

The Company has significant commitments to lease certain office spaces and water systems and to purchase water from water wholesalers. These commitments are described in Form 10-K for the year ended December 31, 2014.  As of September 30, 2015, there were no significant changes from December 31, 2014.

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

Other Legal Matters

From time to time, the Company is involved in various disputes and litigation matters that arise in the ordinary course of business. The status of each significant matter is reviewed and assessed for potential financial exposure. If the potential loss from any claim or legal proceeding is considered probable and the amount of the range of loss can be estimated, a liability is accrued for the estimated loss in accordance with the accounting standards for contingencies. Legal proceedings are subject to uncertainties, and the outcomes are difficult to predict. Because of such uncertainties, accruals are based on the best information available at the time. While the outcome of these disputes and litigation matters cannot be predicted with any certainty, management does not believe when taking into account existing reserves the ultimate resolution of these matters will materially affect the Company’s financial position, results of operations, or cash flows.  The Company recognized a liability of $4.1 million and $3.2 million for known legal matters as of September 30, 2015 and December 31, 2014, respectively. The cost of litigation is expensed as incurred and any settlement is first offset against such costs.  Any settlement in excess of the cost to litigate is accounted for on a case by case basis, dependent on the nature of the settlement.

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

Advances for construction fair values were estimated using broker quotes from companies that frequently purchase these investments.

	September 30, 2015
		Fair Value
	Cost	Level 1	Level 2	Level 3	Total
Long-term debt, including current maturities	$423,012	—	$518,301	—	$518,301
Advances for construction	180,805	—	73,305	—	73,305
Total	$603,817	$—	$591,606	$—	$591,606

	December 31, 2014
		Fair Value
	Cost	Level 1	Level 2	Level 3	Total
Long-term debt, including current maturities	$425,840	$—	$534,068	$—	$534,068
Advances for construction	182,284	—	72,571	—	72,571
Total	$608,124	—	$606,639	$—	$606,639

Note 12. Subsequent Event

On October 13, 2015, Cal Water agreed to sell $150.0 million in aggregate principal amount of first mortgage bonds in a private placement. Pursuant to the agreement, Cal Water sold $100.0 million of the first mortgage bonds on October 13, 2015, consisting of $50.0 million of 3.33% series QQQ maturing October 15, 2025 and $50.0 million of 4.31% series RRR maturing October 16, 2045. Cash proceeds of approximately $99.4 million, net of $0.6 million debt issuance costs, were received. Cal Water used a portion of the net proceeds from the offering to repay outstanding borrowings on the Cal Water line of credit of $72.4 million . The sale of the remaining $50.0 million of the first mortgage bonds, consisting of
$40.0 million of 4.41% series SSS maturing April 15, 2046 and $10.0 million of 4.61% series TTT maturing October 15, 2025, is scheduled to close on March 11, 2016, subject to customary closing conditions.

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

The following tables present the condensed consolidating balance sheets as of September 30, 2015 and December 31, 2014, the condensed consolidating statements of income for the three months ended September 30, 2015 and 2014, condensed consolidating statements of income for the nine months ended September 30, 2015 and 2014, and the condensed consolidating statements of cash flows for the nine months ended September 30, 2015 and 2014 of (i) California Water Service Group, the guarantor of the first mortgage bonds and the parent company; (ii) California Water Service Company, the issuer of the first mortgage bonds and a 100% owned consolidated subsidiary of California Water Service Group; and (iii) the other 100% owned non-guarantor consolidated subsidiaries of California Water Service Group.

CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATING BALANCE SHEET
As of September 30, 2015
(In thousands)

	Parent Company	Cal Water	All Other Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS
Utility plant:
Utility plant	$1,318	$2,268,876	$197,832	$(7,197)	$2,460,829
Less accumulated depreciation and amortization	(548)	(751,913)	(46,601)	1,798	(797,264)
Net utility plant	770	1,516,963	151,231	(5,399)	1,663,565
Current assets:
Cash and cash equivalents	5,523	43,359	1,943	—	50,825
Receivables and unbilled revenue, net	13	120,790	4,528	—	125,331
Receivables from affiliates	23,161	690	195	(24,046)	—
Other current assets	182	13,517	1,211	—	14,910
Total current assets	28,879	178,356	7,877	(24,046)	191,066
Other assets:
Regulatory assets	—	395,079	3,456	—	398,535
Investments in affiliates	651,120	—	—	(651,120)	—
Long-term affiliate notes receivable	24,452	—	—	(24,452)	—
Other assets	806	48,803	4,628	(883)	53,354
Total other assets	676,378	443,882	8,084	(676,455)	451,889
	$706,027	$2,139,201	$167,192	$(705,900)	$2,306,520
CAPITALIZATION AND LIABILITIES
Capitalization:
Common stockholders’ equity	$640,852	$581,135	$75,367	$(656,502)	$640,852
Affiliate long-term debt	—	—	24,452	(24,452)	—
Long-term debt, less current maturities	—	415,375	1,072	—	416,447
Total capitalization	640,852	996,510	100,891	(680,954)	1,057,299
Current liabilities:
Current maturities of long-term debt	—	6,201	364	—	6,565
Short-term borrowings	64,215	72,400	—	—	136,615
Payables to affiliates	—	3,235	20,811	(24,046)	—
Accounts payable	—	74,277	2,984	—	77,261
Accrued expenses and other liabilities	64	75,231	5,034	—	80,329
Total current liabilities	64,279	231,344	29,193	(24,046)	300,770
Unamortized investment tax credits	—	1,947	—	—	1,947
Deferred income taxes, net	896	236,447	—	(900)	236,443
Pension and postretirement benefits other than pensions	—	276,525	—	—	276,525
Regulatory liabilities and other	—	73,911	2,888	—	76,799
Advances for construction	—	180,297	508	—	180,805
Contributions in aid of construction	—	142,220	33,712	—	175,932
	$706,027	$2,139,201	$167,192	$(705,900)	$2,306,520

CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATING BALANCE SHEET
As of December 31, 2014
(In thousands)

	Parent Company	Cal Water	All Other Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS
Utility plant:
Utility plant	$1,318	$2,154,146	$194,204	$(7,197)	$2,342,471
Less accumulated depreciation and amortization	(377)	(710,840)	(42,545)	1,722	(752,040)
Net utility plant	941	1,443,306	151,659	(5,475)	1,590,431
Current assets:
Cash and cash equivalents	4,108	13,929	1,550	—	19,587
Receivables	—	108,815	9,114	(1,051)	116,878
Receivables from affiliates	20,001	3,608	—	(23,609)	—
Other current assets	—	16,443	1,216	—	17,659
Total current assets	24,109	142,795	11,880	(24,660)	154,124
Other assets:
Regulatory assets	—	387,387	2,944	—	390,331
Investments in affiliates	637,998	—	—	(637,998)	—
Long-term affiliate notes receivable	25,263	—	—	(25,263)	—
Other assets	891	47,617	4,278	(321)	52,465
Total other assets	664,152	435,004	7,222	(663,582)	442,796
	$689,202	$2,021,105	$170,761	$(693,717)	$2,187,351
CAPITALIZATION AND LIABILITIES
Capitalization:
Common stockholders’ equity	$626,626	$569,319	74,107	$(643,426)	$626,626
Affiliate long-term debt	—	—	25,263	(25,263)	—
Long-term debt, less current maturities	—	417,884	1,349	—	419,233
Total capitalization	626,626	987,203	100,719	(668,689)	1,045,859
Current liabilities:
Current maturities of long-term debt	—	6,173	434	—	6,607
Short-term borrowings	61,715	17,400	—	—	79,115
Payables to affiliates	—	270	23,339	(23,609)	—
Accounts payable	—	56,666	2,930	(201)	59,395
Accrued expenses and other liabilities	861	71,203	1,281	(756)	72,589
Total current liabilities	62,576	151,712	27,984	(24,566)	217,706
Unamortized investment tax credits	—	2,032	—	—	2,032
Deferred income taxes, net	—	210,789	4,515	(462)	214,842
Pension and postretirement benefits other than pensions	—	270,865	—	—	270,865
Regulatory and other liabilities	—	74,282	8,997	—	83,279
Advances for construction	—	181,763	521	—	182,284
Contributions in aid of construction	—	142,459	28,025	—	170,484
	$689,202	$2,021,105	$170,761	$(693,717)	$2,187,351

CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATING STATEMENT OF INCOME
For the three months ended September 30, 2015
(In thousands)

	Parent Company	Cal Water	All Other Subsidiaries	Consolidating Adjustments	Consolidated
Operating revenue	$—	$172,425	$11,118	$—	$183,543
Operating expenses:
Operations:
Water production costs	—	58,173	2,264	—	60,437
Administrative and general	—	27,620	3,117	—	30,737
Other operations	—	16,329	1,668	(125)	17,872
Maintenance	—	5,722	230	—	5,952
Depreciation and amortization	57	14,231	1,079	(25)	15,342
Income tax (benefit) expense	(107)	14,638	508	254	15,293
Property and other taxes	—	4,910	799	—	5,709
Total operating (income) expenses	(50)	141,623	9,665	104	151,342
Net operating income	50	30,802	1,453	(104)	32,201
Other Income and Expenses:
Non-regulated revenue	444	3,489	451	(570)	3,814
Non-regulated expenses, net	—	(4,058)	(396)	—	(4,454)
Income tax (expense) benefit on other income and expense	(181)	232	(33)	244	262
Total other income (loss)	263	(337)	22	(326)	(378)
Interest:
Interest expense	205	6,969	472	(445)	7,201
Less: capitalized interest	—	(488)	(10)	—	(498)
Net interest expense	205	6,481	462	(445)	6,703
Equity earnings of subsidiaries	25,012	—	—	(25,012)	—
Net income	$25,120	$23,984	$1,013	$(24,997)	$25,120

CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATING STATEMENT OF INCOME
For the three months ended September 30, 2014
(In thousands)

	Parent Company	Cal Water	All Other Subsidiaries	Consolidating Adjustments	Consolidated
Operating revenue	$—	$180,768	$10,416	$—	$191,184
Operating expenses:
Operations:
Water production costs	—	64,332	2,648	—	66,980
Administrative and general	34	21,282	2,449	—	23,765
Other	—	14,161	1,657	(126)	15,692
Maintenance	—	4,620	180	—	4,800
Depreciation and amortization	57	13,692	926	(27)	14,648
Income tax (benefit) expense	(79)	18,632	393	287	19,233
Taxes other than income taxes	—	4,409	823	—	5,232
Total operating expenses	12	141,128	9,076	134	150,350
Net operating (loss) income	(12)	39,640	1,340	(134)	40,834
Other Income and Expenses:
Non-regulated revenue	448	4,027	446	(512)	4,409
Non-regulated expenses, net	—	(4,538)	(274)	—	(4,812)
Income tax (expense) benefit on other income and expense	(182)	207	(132)	276	169
Net other income (loss)	266	(304)	40	(236)	(234)
Interest:
Interest expense	103	7,030	473	(385)	7,221
Less: capitalized interest	—	(252)	(19)	—	(271)
Net interest expense	103	6,778	454	(385)	6,950
Equity earnings of subsidiaries	33,499	—	—	(33,499)	—
Net income	$33,650	$32,558	$926	$(33,484)	$33,650

CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATING STATEMENT OF INCOME
For the nine months ended September 30, 2015
(In thousands)

	Parent Company	Cal Water	All Other Subsidiaries	Consolidating Adjustments	Consolidated
Operating revenue	$—	$422,372	$27,570	$—	$449,942
Operating expenses:
Operations:
Water production costs	—	152,593	6,068	—	158,661
Administrative and general	—	76,271	8,798	—	85,069
Other operations	—	46,632	4,973	(378)	51,227
Maintenance	—	15,148	587	—	15,735
Depreciation and amortization	171	42,659	3,261	(76)	46,015
Income tax (benefit) expense	(294)	20,454	92	756	21,008
Property and other taxes	—	13,964	2,072	—	16,036
Total operating (income) expenses	(123)	367,721	25,851	302	393,751
Net operating income	123	54,651	1,719	(302)	56,191
Other Income and Expenses:
Non-regulated revenue	1,353	9,674	1,241	(1,728)	10,540
Non-regulated expenses, net	—	(9,283)	(918)	—	(10,201)
Income tax expense on other income and expense	(549)	(159)	(148)	725	(131)
Total other income	804	232	175	(1,003)	208
Interest:
Interest expense	555	20,751	1,375	(1,350)	21,331
Less: capitalized interest	—	(1,438)	(34)	—	(1,472)
Net interest expense	555	19,313	1,341	(1,350)	19,859
Equity earnings of subsidiaries	36,168	—	—	(36,168)	—
Net income	$36,540	$35,570	$553	$(36,123)	$36,540

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

CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the nine months ended September 30, 2015
(In thousands)

	Parent Company	Cal Water	All Other Subsidiaries	Consolidating Adjustments	Consolidated
Operating activities:
Net income	$36,540	$35,570	$553	$(36,123)	$36,540
Adjustments to reconcile net income to net cash provided by operating activities:
Equity earnings of subsidiaries	(36,168)	—	—	36,168	—
Dividends received from affiliates	24,047	—	—	(24,047)	—
Depreciation and amortization	171	43,768	3,543	(76)	47,406
Changes in value of life insurance contracts	—	758	—	—	758
Changes in operating assets and liabilities	(910)	(9,088)	8,436	(94)	(1,656)
Other changes in noncurrent assets and liabilities	3,030	35,324	(5,003)	125	33,476
Net cash provided by operating activities	26,710	106,332	7,529	(24,047)	116,524
Investing activities:
Utility plant expenditures	—	(114,325)	(3,984)	—	(118,309)
Investment in affiliates	(1,000)	—	—	1,000	—
Changes in affiliate advances	(3,116)	2,918	(82)	280	—
Proceeds from affiliates long-term debt	767	—	—	(767)	—
Purchase of life insurance contracts	—	(1,855)	—	—	(1,855)
Changes in restricted cash	—	(241)	—	—	(241)
Net cash (used in) investing activities	(3,349)	(113,503)	(4,066)	513	(120,405)
Financing Activities:
Short-term borrowings	2,500	80,000	—	—	82,500
Repayment of short-term borrowings	—	(25,000)	—	—	(25,000)
Debt issuance costs	(399)	(798)	—		(1,197)
Investment from affiliates	—	—	1,000	(1,000)	—
Changes in affiliate advances	—	2,965	(2,685)	(280)	—
Repayment of affiliates long-term borrowings	—	—	(767)	767	—
Proceeds from long-term debt	—	—	50	—	50
Repayment of long-term debt	—	(2,480)	(398)	—	(2,878)
Advances and contributions in aid for construction	—	10,682	59	—	10,741
Refunds of advances for construction	—	(5,014)	(36)	—	(5,050)
Dividends paid to non-affiliates	(24,047)	—	—	—	(24,047)
Dividends paid to affiliates	—	(23,754)	(293)	24,047	—
Net cash (used in) provided by financing activities	(21,946)	36,601	(3,070)	23,534	35,119
Change in cash and cash equivalents	1,415	29,430	393	—	31,238
Cash and cash equivalents at beginning of period	4,108	13,929	1,550	—	19,587
Cash and cash equivalents at end of period	$5,523	$43,359	$1,943	$—	$50,825

CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the nine months ended September 30, 2014
(In thousands)

	Parent Company	Cal Water	All Other Subsidiaries	Consolidating Adjustments	Consolidated
Operating activities:
Net income (loss)	$45,344	$45,560	$(804)	$(44,756)	$45,344
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity earnings of subsidiaries	(44,803)	—	—	44,803	—
Dividends received from affiliates	23,295	—	—	(23,295)	—
Depreciation and amortization	157	45,059	3,345	(80)	48,481
Change in value of life insurance contracts	—	(501)	—	—	(501)
Changes in operating assets and liabilities	(68)	(7,969)	1,540		(6,497)
Other changes in noncurrent assets and liabilities	2,160	11,539	(392)	33	13,340
Net cash provided by operating activities	26,085	93,688	3,689	(23,295)	100,167
Investing activities:
Utility plant expenditures	—	(81,505)	(4,753)	—	(86,258)
Investment in affiliates	(46,850)	—	—	46,850	—
Changes in affiliate advances	(5,455)	4,778	(200)	877	—
Proceeds from affiliates long-term debt	699	—	—	(699)	—
Purchase of life insurance contracts	—	(3,207)	—	—	(3,207)
Changes in restricted cash	—	354	—	—	354
Net cash (used in) investing activities	(51,606)	(79,580)	(4,953)	47,028	(89,111)
Financing Activities:
Short-term borrowings	64,900	35,000	—	—	99,900
Repayment of short-term borrowings	(20,000)	(65,000)	—	—	(85,000)
Investment from affiliates	—	42,000	4,850	(46,850)	—
Changes in affiliate advances	(48)	1,814	(889)	(877)	—
Repayment of affiliates long-term borrowings	—		(699)	699	—
Repayment of long-term debt	—	(2,919)	(1,685)	—	(4,604)
Advances and contributions in aid for construction	—	8,239	541	—	8,780
Refunds of advances for construction	—	(4,809)	(49)	—	(4,858)
Dividends paid to non-affiliates	(23,295)	—	—	—	(23,295)
Dividends paid to affiliates		(23,005)	(290)	23,295	—
Net cash (used in) provided by financing activities	21,557	(8,680)	1,779	(23,733)	(9,077)
Change in cash and cash equivalents	(3,964)	5,428	515	—	1,979
Cash and cash equivalents at beginning of period	5,280	20,790	1,436	—	27,506
Cash and cash equivalents at end of period	$1,316	$26,218	$1,951	$—	$29,485

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

Factors which may cause actual results to be different than those expected or anticipated include, but are not limited to:

•	governmental and regulatory commissions’ decisions, including decisions on proper disposition of property;

•	changes in regulatory commissions’ policies and procedures;

•	the timeliness of regulatory commissions’ actions concerning rate relief;

•	changes in the capital markets and access to sufficient capital on satisfactory terms;

•	new legislation;

•	changes in California Department of Public Health water quality standards;

•	changes in environmental compliance and water quality requirements;

•	changes in accounting valuations and estimates;

•	changes in accounting treatment for regulated companies, including adoption of International Financial Reporting Standards, if required;

•	electric power interruptions;

•	increases in suppliers’ prices and the availability of supplies including water and power;

•	fluctuations in interest rates;

•	litigation that may result in damages or costs not recoverable from third parties;

•	acquisitions and the ability to successfully integrate acquired companies;

•	the ability to successfully implement business plans;

•	civil disturbances or terrorist threats or acts, or apprehension about the possible future occurrences of acts of this type;

•	the involvement of the United States in war or other hostilities;

•	our ability to attract and retain qualified employees;

•	labor relations matters as we negotiate with the unions;

•	federal health care law changes that could result in increases to Company health care costs and additional income tax expenses in future years;

•	changes in federal and state income tax regulations and treatment of such by regulatory commissions;

•	implementation of new information technology systems;

•	changes in operations that result in an impairment to acquisition goodwill;

•	restrictive covenants in or changes to the credit ratings on current or future debt that could increase financing costs or affect the ability to borrow, make payments on debt, or pay dividends;

•	general economic conditions, including changes in customer growth patterns and our ability to collect billed revenue from customers;

•	changes in customer water use patterns and the effects of conservation;

•	the impact of weather and climate on water sales and operating results;

•	the unknown impact of contagious diseases, such as Ebola, avian flu, H1N1 flu and severe acute respiratory syndrome (SARS), on the Company’s operations;

•	the impact of cyber security breaches on the Company’s financial, human resources, and operational information systems;

•	the ability to satisfy requirements related to the Sarbanes-Oxley and Dodd-Frank Acts and other regulations on internal controls; and

•	the risks set forth in “Risk Factors” included in the Company's annual report on Form 10-K.

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

For the nine-month period ended September 30, 2015, there were no changes in the methodology for computing critical accounting estimates, no additional accounting estimates met the standards for critical accounting policies, and there were no material changes to the important assumptions underlying the critical accounting estimates.

RESULTS OF THIRD QUARTER 2015 OPERATIONS
COMPARED TO THIRD QUARTER 2014 OPERATIONS
Amounts in thousands except share data

Overview

Net income for the three-month period ended September 30, 2015, was $25.1 million or $0.52 per diluted common share compared to net income of $33.7 million or $0.70 per diluted common share for the three-month period ended September 30, 2014, a decrease of $8.6 million. The decrease in net income was primarily attributed to the recognition, in the third quarter 2014, of $10.3 million of revenue related to the period from January 1, 2014 through June 30, 2014, as a result of the Cal Water 2012 GRC decision reached on August 14, 2014. Additionally, there was a $2.3 million tax benefit in the third quarter of 2014. Increases of $1.4 million in drought program incremental expenses, $1.4 million of uninsured loss costs, and $1.2 million of maintenance costs in the third quarter of 2015 also contributed to the decrease in net income. The decrease to net income was partially offset by a $3.9 million increase in estimated unbilled operating revenue driven higher usage at the end of the quarter as compared to usage at the end of the second quarter of 2015 and the introduction of drought surcharges this in the third quarter of 2015. Estimated unbilled revenue, which includes estimates of the unbilled drought surcharges, is not included in WRAM until it is billed. Unbilled revenue is seasonal and the pattern of estimated unbilled revenue changes can fluctuate on a quarter-to quarter basis. Net other loss decreased $0.2 million to a net loss of $0.4 million in 2015 due primarily to an unrealized loss on our benefit plan insurance investments.

Operating Revenue

Operating revenue decreased $7.7 million, or 4%, to $183.5 million in the third quarter of 2015.  The decrease was due primarily to $10.3 million of revenue associated with the Cal Water GRC decision on August 14, 2014 for year to date June 30, 2014 interim revenue, which was partially offset by a $3.9 million increase in estimated unbilled operating revenue.  The factors that impacted the operating revenue for the third quarter of 2015 as compared to 2014 are as follows:

Net change in service, flat, and other revenue	$(10,547)
Health care balancing account	27
Pension balancing account	1,583
Conservation balancing account	816
Deferral of revenue	957
Net effect of WRAM	(486)
Net operating revenue decrease	$(7,650)

The net change in service, flat and other revenue in the above table was mainly driven by a $16.1 million increase of service, flat, and other revenue associated with the approval of the 2012 GRC in the third quarter 2014 and represents the unrecorded revenue for the first six months of 2014. This amount was partially offset by a $3.9 million increase in unbilled revenue and a $1.7 million increase in other rate revenue in the third quarter of 2015 as compared to the same period in 2014.

The pension balancing account in the above table refers to the difference between actual expenses and adopted rate recovery.  The increase of $1.6 million is due to higher actual pension expenses as compared to adopted rate recovery in the third quarter of 2015 as compared to the third quarter of 2014.

The conservation balancing account in the above table refers to the difference between actual expenses and adopted rate recovery.  The increase of $0.8 million is due to higher actual conservation expenses as compared to adopted rate recovery in the third quarter of 2015 as compared to the third quarter of 2014.

The deferral of revenue in the table above occurs whenever a district’s net regulatory balancing account receivable is expected to be collected more than 24 months after the respective reporting period in which it was recognized.  The deferral in the third quarter of 2015 decreased $1.0 million due to changes in the timing of collections.

The net effect of WRAM in the above table is the revenue changes recognized by the WRAM and MCBA. The WRAM is impacted by changes in consumption patterns from our historical trends as well as an increase in conservation efforts. The MCBA, which records the differences in actual production costs from the adopted costs, is recorded as an adjustment to revenue as it represents pass through costs which are billed to customers. The MCBA is impacted by changes in total production quantities, the production mix of the source of water, the price paid for purchased water and power, and the amount of pump taxes paid.  The decrease of $0.5 million in the net effect of WRAM during the three months ended September 30, 2015 compared to the three months ended September 30, 2014 was mainly driven by a decrease in consumption due to the conservation program efforts and the drought and an associated decrease in production costs.

There were rate increases during the three months ended September 30, 2015 that increased Service, Other, and WRAM revenue. The components of the rate increases are as follows:

Purchased water offset increases	$7,889
Escalation rate increases	1,874
Ratebase offset increases	563
Total increase in rates	$10,326

Total Operating Expenses

Total operating expenses increased $0.9 million to $151.3 million for the third quarter of 2015, compared to $150.4 million for the same period in 2014.

Water production costs consists of purchased water, purchased power, and pump taxes. It represents the largest component of total operating expenses, accounting for approximately 40% of total operating expenses in the third quarter of 2015, as compared to 45% of total operating expenses in the third quarter of 2014.  Water production costs decreased 10% compared to the same period last year mainly due to a decrease of 19% in water production offset by a blended 15% increase in purchase water wholesaler rates.

Sources of water as a percent of total water production are listed in the following table:

	Three Months Ended September 30
	2015	2014
Well production	50%	50%
Purchased	47%	47%
Surface	3%	3%
Total	100%	100%

The components of water production costs are shown in the table below:

	Three Months Ended September 30
	2015	2014	Change
Purchased water	$48,998	$51,466	$(2,468)
Purchased power	8,958	11,872	(2,914)
Pump taxes	2,481	3,642	(1,161)
Total	$60,437	$66,980	$(6,543)

Administrative and general and other operations expenses increased $9.1 million, or 23%, to $48.6 million in the third quarter of 2015 compared to $39.5 million in the third quarter of 2014.  The increase was due primarily to increases in employee pension and other postretirement benefit costs of $2.9 million, California drought program incremental expenses of $1.4 million, uninsured loss costs of $1.4 million, conservation program expense increases of $1.0 million, and employee wage increases of $0.6 million.  These increases were partially offset by a decrease in employee health care costs of $0.5 million. Changes in employee pension and other postretirement benefit costs, water conservation program costs, and employee health care costs for regulated California operations do not affect earnings, because the Company is allowed by the CPUC to track these costs in balancing accounts for future recovery, which creates a corresponding change to operating revenue.  Employee wage increases became effective January 1, 2015.  At September 30, 2015, there were 1,163 employees and at September 30, 2014, there were 1,133 employees.

Maintenance expense increased by $1.2 million, or 24%, to $6.0 million in the third quarter of 2015 compared to $4.8 million in the third quarter of 2014, mostly due to increases in transmission, distribution and service mains and pumping equipment repair costs.

Depreciation and amortization expense increased $0.7 million, or 5%, to $15.3 million mostly due to 2014 capital additions.

Income taxes decreased $3.9 million to $15.3 million in the third quarter of 2015 as compared to third quarter of 2014 due primarily to a $12.3 million decrease to pre-tax income in the third quarter of 2015 which was partially offset by a $2.3 million tax benefit in the third quarter of 2014.  We estimate the Company’s fiscal year 2015 effective tax rate to be 38%.

Property and other taxes increased $0.5 million, or 9%, to $5.7 million in the third quarter of 2015 as compared to the prior year due primarily to an increase in assessed property values in 2015.

Other Income and Expenses

Net other loss decreased $0.2 million to a net loss of $0.4 million in the third quarter of 2015 due primarily to a $0.5 million increase to the unrealized loss on our benefit plan insurance investments which was partially offset by a $0.2 million increase from a gain on the sale of non-utility property.

Interest Expense

Net interest expense decreased $0.2 million, or 4%, to $6.7 million during the third quarter of 2015 compared to the same period last year.  The decrease was due primarily to an increase in capitalized interest charged to construction projects and a decrease in interest expense driven by decreased short-term borrowing rates partially offset by an increase in short-term borrowings during the third quarter of 2015.

RESULTS OF THE NINE MONTHS ENDED SEPTEMBER 30, 2015 OPERATIONS
COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2014 OPERATIONS
Amounts in thousands except share data

Overview

Net income for the nine-month period ended September 30, 2015, was $36.5 million or $0.76 per diluted common share compared to a net income of $45.3 million or $0.95 per diluted common share for the nine-month period ended September 30, 2014. Net income decreased $8.8 million during the first nine months of 2015 compared to the first nine months of 2014. The decrease in net income was attributable primarily to a $4.8 million tax benefit in 2014, $4.9 million decrease in estimated unbilled operating revenue in 2015, and increases of $2.4 million in drought program expenses and $0.9 million of maintenance costs in 2015. The decrease to net income was partially offset by a $0.7 million decrease in net interest expense in 2015. The nine-month period ended September 30, 2015 decrease in the estimate unbilled operating revenue was driven by a reduction in customer consumption associated with the drought and mandatory conservation.  Estimated unbilled revenue, which includes estimates of unbilled drought surcharges, is not included in the WRAM until it is billed. Unbilled revenue is seasonal and the pattern of estimated unbilled revenue changes can fluctuate on a year-to-year basis. Net other income decreased $0.4 million to $0.2 million in 2015 due primarily to an unrealized loss on our benefit plan insurance investments.

Operating Revenue

Operating revenue decreased $10.2 million or 1% to $449.9 million in the first nine months of 2015.  The decrease was due primarily to a $21.5 million decrease in actual MCBA costs as compared to adopted MCBA costs in 2015 as compared to 2014. The difference between actual MCBA costs and adopted MCBA costs are recorded as an adjustment to WRAM revenue. The decrease is a result of a decrease in customer usage as a result of conservation. The decrease in MCBA was partially offset by a $6.5 million increase in WRAM revenue driven by rate increases in 2015.  The factors that impacted the operating revenue for the first nine months of 2015 as compared to 2014 are as follows:

Net change in service, flat, and other revenue	$(3,158)
Health care balancing account	1,421
Pension balancing account	5,600
Conservation balancing account	(3)
Deferral of revenue	978
Net effect of WRAM	(15,010)
Net operating revenue decrease	$(10,173)

The net change in service, flat and other revenue in the above table was mainly driven by a $4.9 million decrease in unbilled revenue due to a decrease in consumption associated with the drought and mandatory conservation, a $2.5 million decrease in flat revenue due to flat to meter conversions which were partially offset by a $4.3 million increase in other metered and service revenue.

The health care balancing account in the above table refers to the difference between actual expenses and adopted rate recovery.  The increase of $1.4 million is due to higher actual health care expenses as compared to adopted rate recovery in 2015 as compared to 2014.

The pension balancing account in the above table refers to the difference between actual expenses and adopted rate recovery.  The increase of $5.6 million is due to higher actual pension expenses as compared to adopted rate recovery in 2015 as compared to 2014.

The deferral of revenue in the table above occurs whenever a district’s net regulatory balancing account receivable is expected to be collected more than 24 months after the respective reporting period in which it was recognized.  The deferral in the first nine months of 2015 decreased $1.0 million due to changes in the timing of collections.

The net effect of WRAM in the above table was the revenue changes recognized by the WRAM and MCBA. The WRAM is impacted by changes in consumption patterns from our historical trends as well as an increase in conservation efforts. The MCBA, which records the differences in actual production costs from the adopted costs, is recorded as an adjustment to revenue as it represents pass through costs which are billed to customers. The MCBA is impacted by changes in total production quantities, the production mix of the source of water, the price paid for purchased water and power, and the amount of pump taxes paid.  The decrease of $15.0 million in the net effect of WRAM during the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 was mainly driven by a $21.5 million decrease in MCBA actual production costs compared to adopted costs due to a decrease in customer consumption and was partially offset by a $6.5 million increase in WRAM revenue, driven by additional rate increases that went into effect in 2015.

There were rate increases during the nine months ended September 30, 2015 that increased Service, Other, and WRAM revenue. The components of the rate increases are as follows:

Purchased water offset increases	$10,790
Escalation rate increases	3,607
Ratebase offset increases	563
Total increase in rates	$14,960

Total Operating Expenses

Total operating expenses decreased $1.0 million to $393.8 million for the first nine months of 2015 as compared to $394.8 million for the same period in 2014.

Water production costs consists of purchased water, purchased power, and pump taxes. It represents the largest component of total operating expenses, accounting for approximately 40% of total operating expenses in the first nine months of 2015, as compared to 44% of total operating expenses in the first nine months of 2014.  Water production costs decreased 9% compared to the same period last year mainly due to a decrease of 17% in water production offset by a blended 13% increase in purchase water wholesaler rates.

Sources of water as a percent of total water production are listed in the following table:

	Nine Months Ended September 30
	2015	2014
Well production	49%	50%
Purchased	48%	47%
Surface	3%	3%
Total	100%	100%

The components of water production costs are shown in the table below:

	Nine Months Ended September 30
	2015	2014	Change
Purchased water	$128,029	$137,894	$(9,865)
Purchased power	21,824	26,578	(4,754)
Pump taxes	8,808	9,825	(1,017)
Total	$158,661	$174,297	$(15,636)

Administrative and general and other operations expenses increased $15.5 million, or 13%, to $136.3 million in the first nine months of 2015 compared to $120.8 million in the first nine months of 2014.  The increase was due primarily to increases in employee pension and other postretirement benefit costs of $8.0 million, employee wage increases of $2.4 million, and California drought program incremental expense increases of $2.4 million. These cost increases were partially offset by a decrease in employee health care costs of $2.0 million. Changes in employee pension and other postretirement benefit costs, water conservation program costs, and employee health care costs for regulated California operations do not affect earnings, because the Company is allowed by the CPUC to track employee pension and other postretirement benefit costs, water conservation program costs, and employee health care costs in balancing accounts for future recovery, which creates a corresponding change to operating revenue.

Maintenance expense increased $0.9 million, or 6%, to $15.7 million during the first nine months of 2015 compared to $14.8 million during the first nine months of 2014, due to a an increase in transmission, distribution and service mains and pumping equipment repair costs.

Depreciation and amortization expense decreased $0.8 million, or 2%, to $46.0 million mostly due to a decrease in depreciation rates for regulated California operations authorized last year in the 2012 GRC with an effective date of August 1, 2014 which was partially offset by an increase in depreciation expense due to 2014 capital additions.

Income taxes decreased $1.6 million to $21.0 million in the first nine months of 2015 as compared to the first nine months of 2014 due primarily to an $10.0 million decrease in pre-tax income in the first nine months of 2015 which was partially offset by $4.8 million of tax benefits in the first nine months of 2014.  We estimate the Company’s fiscal year 2015 effective tax rate to be 38%.

Property and other taxes increased $0.4 million, or 3%, to $16.0 million during the first nine months of 2015 as compared to the prior year due primarily to an increase in assessed property values in 2015.

Other Income and Expenses

Net other income decreased $0.4 million to $0.2 million in the first nine months of 2015 due primarily to a $0.8 million unrealized loss on our benefit plan insurance investments in the first nine months of 2015 as compared to a $0.5 million unrealized gain on our benefit plan insurance investments in the first nine months of 2014.

Interest Expense

Net interest expense decreased $0.7 million, or 3%, to $19.9 million during the first nine months of 2015 compared to the same period last year. The decrease was due primarily to an increase in capitalized interest charged to construction projects and a decrease in interest expense driven by decreased short-term borrowing rates partially offset by an increase in short-term borrowings during the first nine months of 2015.

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

GRCs, escalation rate increase filings, and offset filings change rates to amounts that will remain in effect until the next GRC. The CPUC follows a rate case plan, which requires Cal Water to file a GRC for each of its regulated operating districts every three years. In a GRC proceeding, the CPUC not only considers the utility’s rate setting requests, but may also consider other issues that affect the utility’s rates and operations. The CPUC is generally required to issue its GRC decision prior to the first day of the test year or authorize interim rates. In accordance with the CPUC’s rate case plan for Class A water utilities, Cal Water filed a GRC on July 5, 2012 that is applicable to all of its regulated California districts.  The CPUC issued a Decision 14-08-011 resolving the rate case in the third quarter of 2014 with rates effective back to January 1, 2014.  Consistent with the CPUC’s rate case plan, Cal Water filed its next GRC application on July 3, 2015.

Between GRC filings, Cal Water may file escalation rate increases that allow Cal Water to recover cost increases, primarily from inflation and incremental investment, during the second and third years of the rate case cycle. However, escalation rate increases are subject to an earnings test on a district-by-district basis. Under the earnings test, the CPUC may reduce the escalation rate increase if, in the most recent 13-month period, this earnings test reflects earnings in excess of what was authorized for that district.

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

In pursuit of the CPUC’s water conservation goals, the CPUC decoupled Cal Water’s revenue requirement from customer consumption levels in 2008 by authorizing WRAM and MCBA for each ratemaking area. The WRAM and MCBA ensure that Cal Water recovers all of the quantity revenues authorized by the CPUC regardless of customer consumption. This removes the Company’s historical disincentive to promoting lower water usage among customers. Through an annual advice letter filing, Cal Water recovers any uncollected quantity revenue amounts authorized, or refunds over-collected quantity revenues, via surcharges and surcredits. The advice letters are filed between February and April of each year and address the net WRAM and MCBA balances collected for the previous calendar year. Most WRAM and MCBA balances have been revenue under- collections that are amortized through surcharges for a period of 12 or 18 months. The WRAM and MCBA amounts are cumulative, so if they are not amortized in a given calendar year, the balance will be carried forward and included with the following year balance.

2015 California Regulatory Activity

California GRC filing

On July 3, 2015, Cal Water filed a GRC application seeking rate increases in all regulated operating districts in California beginning January 1, 2017 (the "2015 GRC"). The 2015 GRC application requested an increase of $94.8 million in rates for 2017, $23.0 million in rates for 2018 and $22.6 million in rates for 2019. As part of its application, Cal Water requested to invest $693.0 million in districts throughout California over the three-year period from January 1, 2016 through December 31, 2018 in order to provide a safe and reliable water supply to its customers.

Escalation Increase filings

As a part of the decision of the 2012 GRC, Cal Water was authorized to file annual escalation rate increases for 2015 and 2016 for those districts that passed the earnings test. In January 2015, Cal Water filed for escalation rate increases in 16 districts. The annual adopted gross revenue associated with the January 2015 filing was $4.8 million.

California Drought Memorandum Account

In 2014, the CPUC authorized Cal Water to track its incremental costs related to its drought program in a drought memorandum account. On April 1, 2015, the Governor of the State of California issued Executive Order B-29-15 due to severe drought conditions. The Executive Order, among other requirements, directs the State Water Resources Control Board (“Water Board”) to impose restrictions on urban water suppliers like Cal Water to achieve a statewide 25% reduction through February 2016, in potable urban usage, as compared with the amount used in 2013. On April 28, 2015, Cal Water filed Schedule 14.1 with the CPUC to establish household and business water budgets and associated enforcement measures effective June 1, 2015 in order to achieve state-mandated water use reductions. All monies collected by Cal Water through waste-of-water penalties for water use violations are recorded in the drought memorandum account and are used to offset the incremental expenses.  For the third quarter of 2015, drought memorandum account incremental costs were $2.1 million, which included $0.3 million of capital spending, and for the first nine months of 2015 costs were $3.1 million, which included $0.4 million of capital spending. In addition, all monies collected by Cal Water through drought surcharges for exceeding water budgets are recorded in the appropriate WRAM account and used to offset under-collected revenues. For both the third quarter of 2015 and first nine months of 2015, net customer drought surcharges were $23.6 million and waste-of-water penalties were less than $0.1 million.  As of September 30, 2015, total incremental costs tracked in the drought memorandum account since inception were $3.5 million, which included $0.4 million of capital spending.

Federal Income Tax Bonus Depreciation

In 2011, Cal Water filed for and received approval to track the benefits from federal income tax accelerated depreciation in a memorandum account due to the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010. Additional federal income tax deductions for assets placed in service after September 8, 2010, and before December 31, 2011, were $41.6 million, of which $0.1 million, $16.5 million, $14.4 million, and $10.6 million were taken in 2010, 2011, 2012, and 2013, respectively. The memorandum account may result in a surcredit because of the impact to Cal Water’s revenue requirement for changes to working cash estimates, reductions to federal income tax qualified U.S. production activities deductions (QPAD), and changes to contributions-in-aid-of-construction. As of September 30, 2015, the estimated surcredit range is between $1.0 million and $1.5 million. The CPUC will determine the disposition of amounts recorded in the memorandum account in Cal Water’s next GRC proceeding.

Selma Groundwater Surcharges

In January 2014, Cal Water and the City of Selma jointly filed an application to apply groundwater surcharges to customers in the Selma District.  The surcharges will be used by the City of Selma and the Consolidated Irrigation District for groundwater recharge projects in the Upper Kings River Basin.  The ORA, the City of Selma, and Cal Water reached a settlement of all issues that would apply to groundwater surcharges, over 8 years, to eventually collect approximately $0.5 million a year for remittance to the City of Selma. The CPUC approved the settlement in March 2015.  The groundwater surcharge was effective April 15, 2015.  An estimated $0.2 million in surcharges will be collected in 2015, and will be provided to the City of Selma in the first quarter of 2016.

Asbestos Memorandum Account Application

On September 3, 2014, Cal Water filed an application with the CPUC requesting an asbestos litigation memorandum account to track expenses associated with current and future asbestos lawsuits against Cal Water.  On February 6, 2015, Cal Water and the ORA filed a settlement resolving all issues, and authorized Cal Water to track all uninsured losses on asbestos litigation cases, settlements, and judgments in an Asbestos Litigation Memorandum Account for a 5-year period beginning January 1, 2015.  The parties are awaiting the CPUC’s issuance of a proposed decision.

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

Expense Offset filings

Expense offsets are dollar-for-dollar increases in revenue to match increased expenses, and therefore do not affect net operating income. In the third quarter of 2015, Cal Water filed advice letters to offset increased purchased water and pump taxes in eight of its regulated districts totaling $28.2 million.

Ratebase Offset filings

For construction projects that are authorized in GRCs as advice letter projects, companies are allowed to file rate base offsets to increase revenues after the plant is placed into service. Cal Water filed $0.2 million of annual revenue increases for rate base offsets in the third quarter of 2015.

2015 Regulatory Activity—Other States

2014 Washington Water GRC Filing

On August 14, 2014, Washington Water filed a GRC requesting $1.5 million. On January 15, 2015, the Washington Utilities and Transportation Commission approved the rate case authorizing annual revenue increase of $1.7 million, in part due to updated information.  New rates were effective February 1, 2015.

2014 Kona (Hawaii) GRC Filing

In August 2014, Hawaii Water filed a GRC for Kona water and wastewater requesting $3.3 million.  On June 29, 2015, Hawaii Water received a Decision and Order from the Hawaii Public Utilities Commission (HPUC) for the Kona water and wastewater rate case approving $2.1 million in additional annual revenues to be phased in over a six month period. Hawaii Water reached a comprehensive and conceptual settlement with the Consumer Advocate. The new rates were effective in August 2015.

2012 Waikoloa (Hawaii) GRC Filings

In August 2012, Hawaii Water filed GRCs for the Waikoloa Village Water, Waikoloa Village Wastewater, and Waikoloa Resort Utilities requesting $6.3 million in additional annual revenues. The GRCs were processed on separate schedules.  Hawaii Water and the Consumer Advocate reached settlements on the rate filings for Waikoloa Village Water, Waikoloa Village Wastewater, and Waikoloa Resort Utilities. On June 22, 2015, the HPUC approved a rate increase for the Waikoloa Village Wastewater rate case authorizing annual revenue increase of $0.7 million and the new rates were effective in August 2015.  On July 23, 2014, the HPUC approved the Waikoloa Resort Utilities, Inc. rate case authorizing annual revenue increase of $2.0 million phased in over a two year period. On February 19, 2015, the HPUC issued an order approving the Waikoloa Village Water rate case and then on April 17, 2015, the HPUC issued a corrected order approving an annual revenue increase of $0.1 million effective June 30, 2015.

2011 Pukalani (Hawaii) GRC Filing

In August 2011, Hawaii Water filed a GRC for Pukalani wastewater system. On January 15, 2014, Hawaii Water received a Decision and Order for the GRC for the Pukalani wastewater system rate case approving $0.6 million in additional annual revenues. Hawaii Water reached a comprehensive and conceptual settlement with the Consumer Advocate. This decision approved an increase of $0.3 million in 2014, another increase of $0.2 million in 2015, and another increase of $0.2 million in 2016. Each increase is separated by one year. The new rates for 2015 were effective February 1, 2015.

LIQUIDITY

Cash flow from Operations

Cash flow from operations for the first nine months of 2015 was $116.5 million compared to $100.2 million for the same period of 2014. Cash generated by operations varies during the year due to customer billings, timing of contributions to our benefit plans, and timing of estimated tax payments.

During the first nine months of 2015 we made contributions of $22.7 million to our employee pension plan compared to contributions of $14.0 million made during the first nine months of 2014.  During the first nine months of 2015 we made contributions of $7.5 million to the other postretirement benefit plans compared to contributions of $2.4 million during the first nine months of 2014.  The 2015 estimated cash contribution to the pension plans is $31.2 million and to the other postretirement benefit plans is $15.0 million.

The water business is seasonal. Billed revenue is lower in the cool, wet winter months when less water is used compared to the warm, dry summer months when water use is highest. This seasonality results in the possible need for short-term borrowings under the bank lines of credit in the event cash is not available to cover operating and capital costs during the winter period. The increase in cash flows during the summer allows short-term borrowings to be paid down. Customer water usage can be lower than normal in drought years and when more than normal precipitation falls in our service areas or temperatures are lower than normal, especially in the summer months. On April 1, 2015, the Governor of the State of California issued Executive Order B-29-15 due to severe drought conditions. The Executive Order imposed restrictions on urban water suppliers like Cal Water to achieve a statewide 25% reduction through February 2016 as compared with the amount used in 2013, to encourage customers to use less water. The reduction in water usage reduces cash flows from operations and increases the need for short-term bank borrowings. In addition, short-term borrowings are used to finance capital expenditures until long-term financing is arranged.

Investing Activities

During the first nine months of 2015 and 2014, we used $118.3 million and $86.3 million, respectively, of cash for both company-funded and developer-funded capital expenditures. The 2015 budget estimates capital expenditures to be between $125 and $145 million.  Annual expenditures fluctuate each year due to the availability of construction resources and our ability to obtain construction permits in a timely manner.

Financing Activities

Net cash provided by financing activities was $35.1 million during the first nine months of 2015 compared to $9.1 million cash used by financing activities for the same period in 2014.

During the first nine months of 2015 and 2014, we borrowed $82.5 million and $99.9 million, respectively, on our unsecured revolving credit facilities. Repayments of unsecured revolving credit facilities borrowings during the first nine months of 2015 and 2014, were $25.0 million and 85.0 million.

The undercollected net WRAM and MCBA receivable balances were $42.5 million and $47.1 million as of September 30, 2015 and December 31, 2014, respectively. The undercollected balances were primarily financed by Cal Water using short-term and long-term financing arrangements to meet operational cash requirements. Interest on the undercollected balances, the interest recoverable from ratepayers, is limited to the current 90-day commercial paper rates which is significantly lower than Cal Water’s short and long-term financing rates.

Short-Term and Long-Term Financing

Short-term liquidity is provided by our unsecured revolving credit facilities and internally generated funds. Long-term financing is accomplished through the use of both debt and equity.  On September 23, 2010, the CPUC authorized Cal Water to issue $350 million of debt and common stock to finance capital projects and operations.

On October 13, 2015, Cal Water agreed to sell $150.0 million in aggregate principal amount of first mortgage bonds in a private placement. Pursuant to the agreement, Cal Water sold $100.0 million of the first mortgage bonds on October 13, 2015, consisting of $50.0 million of 3.33% series QQQ maturing October 15, 2025 and $50.0 million of 4.31% series RRR maturing October 16, 2045. Cash proceeds of approximately $99.4 million net of $0.6 million debt issuance costs, were received. Cal Water used a portion of the net proceeds from the offering to repay outstanding borrowings on the Cal Water line of credit of $72.4 million . The sale of the remaining $50.0 million of the first mortgage bonds, consisting of
$40.0 million of 4.41% series SSS maturing April 15, 2046 and $10.0 million of 4.61% series TTT maturing October 15, 2025, is scheduled to close on March 11, 2016, subject to customary closing conditions.

On March 10, 2015, the Company and Cal Water entered into Syndicated Credit Agreements, which provided for unsecured revolving credit facilities of up to an initial aggregate amount of $450 million for a term of five years.  The Syndicated Credit Facilities amend, expand, and replace the Company’s and its subsidiaries’ existing credit facilities originally entered into on September 29, 2011.  The new credit facilities extended the terms until March 10, 2020 and increased the Company’s unsecured revolving line of credit.  The credit facilities may each be expanded by up to $50 million subject to certain conditions.  The Company and subsidiaries that it designates may borrow up to $150 million under the Company’s revolving credit facility.  Cal Water may borrow up to $300 million under its revolving credit facility;

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

During the first nine months of 2015, we utilized cash generated from operations and borrowings on the unsecured revolving credit facilities. We did not issue Company common stock during the first nine months of 2015. In future periods, management anticipates funding our capital needs through a relatively balanced approach between long term debt and equity.

As of September 30, 2015, there were short-term borrowings of $136.6 million outstanding on the unsecured revolving credit facilities compared to $79.1 million as of December 31, 2014.  The increase in short-term borrowings during the first nine months of 2015 was used to fund capital expenditures and general operations.

Given our ability to access our lines of credit on a daily basis, cash balances are managed to levels required for daily cash needs and excess cash is invested in short-term or cash equivalent instruments. Minimal operating levels of cash are maintained for Washington Water, New Mexico Water, and Hawaii Water.

Both short-term credit agreements contain affirmative and negative covenants and events of default customary for credit facilities of this type including, among other things, limitations and prohibitions relating to additional indebtedness, liens, mergers, and asset sales. Also, these unsecured credit agreements contain financial covenants governing the Company and its subsidiaries’ consolidated total capitalization ratio not to exceed 66.7% and an interest coverage ratio of three or more.  As of September 30, 2015, we are in compliance with all of the covenant requirements and are eligible to use the full amount of our credit facilities.

Bond principal and other long-term debt payments were $2.9 million during the first nine months of 2015 compared to $4.6 million during the first nine months of 2014.

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

Dividends

During the first nine months of 2015, our quarterly common stock dividend payments were $0.1675 per share compared to $0.1625 during the first nine months of 2014. This was our 282nd consecutive quarterly dividend. For the full year 2014, the payout ratio was 55% of net income. On a long-term basis, our goal is to achieve a dividend payout ratio of 60% of net income accomplished through future earnings growth.

At its October 28, 2015 meeting, the Board declared the fourth quarter dividend of $0.1675 per share payable on November 20, 2015, to stockholders of record on November 9, 2015. This was our 283rd consecutive quarterly dividend.

2015 Financing Plan

We intend to fund our capital needs in future periods through a relatively balanced approach between long-term debt and equity. The Company and Cal Water have a syndicated unsecured revolving line of credit of $150 million and $300 million, respectively for short-term borrowings. As of September 30, 2015, the Company’s and Cal Water’s availability on these unsecured revolving lines of credit was $85.8 million and $227.6 million, respectively. Cal Water sold $100.0 million of the first mortgage bonds on October 13, 2015. Cash proceeds of approximately $99.4 million, net of $0.6 million debt issuance costs, were received. Cal Water sale of an additional $50.0 million of the first mortgage bonds is scheduled to close on March 11, 2016, subject to customary closing conditions.

Book Value and Stockholders of Record

Book value per common share was $13.39 at September 30, 2015 compared to $13.11 at December 31, 2014.  There were approximately 4,468 stockholders of record for our common stock as of October 21, 2015.

Utility Plant Expenditures

During the first nine months of 2015, capital expenditures totaled $118.3 million for company-funded and developer-funded projects. The 2015 budget estimates company-funded capital expenditures to be between $125 and $145 million. The actual amount may vary from the budget number due to timing of actual payments related to current year and prior year projects. We do not control third-party-funded capital expenditures and therefore are unable to estimate the amount of such projects for 2015.

As of September 30, 2015, construction work in progress was $149.0 million compared to $120.9 million as of September 30, 2014. Work in progress includes projects that are under construction but not yet complete and placed in service.

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

Historically, approximately 48 percent of our annual water supply is pumped from wells.  State groundwater management agencies operate differently in each state.  Some of our wells extract ground water from water basins under state ordinances.   These are adjudicated groundwater basins, in which a court has settled the dispute between landowners or other parties over how much annual groundwater can be extracted by each party.  All of our adjudicated groundwater basins are located in the State of California.  Our annual groundwater extraction from adjudicated groundwater basins approximates 6,500 million gallons or 11% of our total annual water supply pumped from wells.  Historically, we have extracted less than 100% of our annual adjudicated groundwater rights and have the right to carry forward up to 20% of the unused amount to the next annual period.  All of our remaining wells extract ground water from managed or unmanaged water basins.   There are no set limits for the ground water extracted from these water basins; however, the state or local water management agencies have the authority to regulate the groundwater extraction quantity whenever there are unforeseen large decreases to water basin levels.  Our annual groundwater extraction from managed groundwater basins approximates 35,600 million gallons or 61% of our total annual water supply pumped from wells.  Our annual groundwater extraction from unmanaged groundwater basins approximates 16,100 million gallons or 29 percent of our total annual water supply pumped from wells.  Most of the managed groundwater basins we extract water from have groundwater recharge facilities.  We are required to pay well pump taxes to financially support these groundwater recharge facilities.  Well pump taxes were $8.8 million and $9.8 million for the nine months ended September 30, 2015 and 2014, respectively.  Well pump taxes were $2.5 million and $3.6 million for the three months ended September 30, 2015 and September 30, 2014, respectively.

California’s normal weather pattern yields little precipitation between mid-spring and mid-fall. The Washington Water service areas receive precipitation in all seasons, with the heaviest amounts during the winter. New Mexico Water’s rainfall is heaviest in the summer monsoon season. Hawaii Water receives precipitation throughout the year, with the largest amounts in the winter months. Water usage in all service areas is highest during the warm and dry summers and declines in the cool winter months. Rain and snow during the winter months replenish underground water aquifers and fill reservoirs, providing the water supply for subsequent delivery to customers. As of October 1, 2015, the State of California snowpack water content and rainfall accumulation during the 2014 - 2015 water year is 74% of normal (per the California Department of Water Resources, Northern Sierra Precipitation Accumulation report). Precipitation in California during the first nine months of 2015 was below normal. Management believes that supply pumped from underground aquifers and purchased from wholesale suppliers will be adequate to meet customer demand during 2015 and beyond. Long-term water supply plans are developed for each of our districts to help assure an adequate water supply under various operating and supply conditions. Some districts have unique challenges in meeting water quality standards, but management believes that supplies will meet current standards using current treatment processes.

CALIFORNIA DROUGHT

On April 1, 2015, California’s Governor issued an executive order mandating an aggregate 25% reduction in urban water use through February 2016. The California State Water Resources Control Board (Board) issued draft regulations on April 18, 2015 to implement the Governor’s executive order for all water suppliers. The CPUC approved Cal Water’s Schedule 14.1 filing with a June 1, 2015 effective date, which established household and business water budgets and associated enforcement measures in order to achieve state mandated water use reductions necessitated by historic drought conditions.  All incremental expenses related to the drought, as well as customer penalties for overuse or violation of usage restrictions will be recorded in a memorandum account for future recovery.  Also, the CPUC authorized reducing district WRAM and MCBA net receivable balances with drought surcharges and to reduce drought memorandum expenses with customer penalties. During the third quarter of 2015 and first nine months of 2015 drought memorandum account incremental expenses were $1.8 million and $2.7 million, respectively.  Customer drought surcharges during the third quarter of 2015 and first nine months of 2015 were $23.6 million and penalties were less than $0.1 million.  As of September 30, 2015, the total incremental expenses in the drought memorandum account since inception were $3.1 million, which excludes $0.4 million of capital spending.

CONTRACTUAL OBLIGATIONS

During the nine months ended September 30, 2015, there were no material changes in contractual obligations outside the normal course of business.

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

Our management, with the participation of our CEO and our CFO, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2015. Based on that evaluation, we concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

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

Item 5.

OTHER INFORMATION

On October 28, 2015, the Board of Directors approved an amendment to the Company’s Amended and Restated Bylaws, which took effect immediately, in order to conform its existing forum selection bylaw provision to an amendment to the Delaware General Corporation Law that took effect on August 1, 2015. As under the Company’s existing exclusive forum provision, the amended bylaws designate Delaware as the exclusive forum for litigating certain types of claims while the Company retains the ability to consent to an alternative forum on a case-by-case basis where the Company determines that its interests and those of its stockholders are best served by permitting a dispute to proceed in another forum.

The description of the amendments is qualified in its entirety by reference to the text of the Amended and Restated Bylaws, attached hereto as Exhibit 3 and incorporated herein by reference.

Item 6.

EXHIBITS

Exhibit	Description
3	Amended and Restated Bylaws as Amended Effective October 28, 2015

4	The Company agrees to furnish upon request to the Securities and Exchange Commission a copy of each instrument defining the rights of holders of long-term debt of the Company

10.1
Credit Agreement dated as of March 10, 2015 among California Water Service Group and certain of its subsidiaries from time to time party thereto, as borrowers, Bank of America, N.A., as administrative agent, swing line lender and letter of credit issuer, Merrill Lynch, Pierce, Fenner & Smith incorporated, as sole lead arranger and sole bookrunner, CoBank, ACB and U.S. Bank National Association, as co-syndication agents, and Bank of China, Los Angeles Branch, as documentation agent, and the other lender parties thereto (Exhibit 10.1 to the Current Report on Form 8-K filed March 11, 2015)

10.2
Credit Agreement dated as of March 10, 2015 among California Water Service Company, as borrower, Bank of America, N.A., as administrative agent, swing line lender and letter of credit issuer, Merrill Lynch, Pierce, Fenner & Smith Incorporated, as sole lead arranger and sole bookrunner, CoBank, ACB and U.S. Bank National Association, as co-syndication agents, and Bank of China, Los Angeles Branch, as documentation agent, and the other lender parties thereto (Exhibit 10.2 to the Current Report on Form 8-K filed March 11, 2015)

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

CALIFORNIA WATER SERVICE GROUP
Registrant

October 29, 2015	By:	/s/ Thomas F. Smegal III
Thomas F. Smegal III
Vice President,
Chief Financial Officer and Treasurer

Exhibit Index

Exhibit	Description
3	Amended and Restated Bylaws as Amended Effective October 28, 2015

4	The Company agrees to furnish upon request to the Securities and Exchange Commission a copy of each instrument defining the rights of holders of long-term debt of the Company

10.1
Credit Agreement dated as of March 10, 2015 among California Water Service Group and certain of its subsidiaries from time to time party thereto, as borrowers, Bank of America, N.A., as administrative agent, swing line lender and letter of credit issuer, Merrill Lynch, Pierce, Fenner & Smith incorporated, as sole lead arranger and sole bookrunner, CoBank, ACB and U.S. Bank National Association, as co-syndication agents, and Bank of China, Los Angeles Branch, as documentation agent, and the other lender parties thereto (Exhibit 10.1 to the Current Report on Form 8-K filed March 11, 2015)

10.2
Credit Agreement dated as of March 10, 2015 among California Water Service Company, as borrower, Bank of America, N.A., as administrative agent, swing line lender and letter of credit issuer, Merrill Lynch, Pierce, Fenner & Smith Incorporated, as sole lead arranger and sole bookrunner, CoBank, ACB and U.S. Bank National Association, as co-syndication agents, and Bank of China, Los Angeles Branch, as documentation agent, and the other lender parties thereto (Exhibit 10.2 to the Current Report on Form 8-K filed March 11, 2015)

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