Form 10-K
period 2015-12-31
CALIFORNIA WATER SERVICE GROUP
filed 2016-02-25
CIK 1035201

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant was $1,094 million on June 30, 2015, the last business day of the registrant's most recently completed second fiscal quarter. The valuation is based on the closing price of the registrant's common stock as traded on the New York Stock Exchange.
Common stock outstanding at February 08, 2016, 47,874,125 shares.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement for the California Water Service Group 2016 Annual Meeting are incorporated by reference into Part III hereof.

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
Factors which may cause actual results to be different than those expected or anticipated include, but are not limited to:

•	governmental and regulatory commissions' decisions, including decisions on proper disposition of property;

•	consequences of eminent domain actions relating to our water systems;

•	changes in regulatory commissions' policies and procedures;

•	the timeliness of regulatory commissions' actions concerning rate relief;

•	inability to renew leases to operate city water systems on beneficial terms;

•	changes in California State Water Resources Control Board water quality standards;

•	changes in environmental compliance and water quality requirements;

•	electric power interruptions;

•	civil disturbances or terrorist threats or acts, or apprehension about the possible future occurrences of acts of this type;

•	labor relations matters as we negotiate with the unions;

•	restrictive covenants in or changes to the credit ratings on current or future debt that could increase financing costs or affect the ability to borrow, make payments on debt, or pay dividends;

•	changes in customer water use patterns and the effects of conservation;

•	the impact of weather and climate on water availability, water sales and operating results;

•	the unknown impact of contagious diseases, such as Zika, avian flu, H1N1 flu and severe acute respiratory syndrome, on the Company's operations;

•	the risks set forth in "Risk Factors" included elsewhere in this annual report.
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
Overview
California Water Service Group is a holding company incorporated in Delaware in 1999 with six operating subsidiaries: California Water Service Company (Cal Water), New Mexico Water Service Company (New Mexico Water), Washington Water Service Company (Washington Water), Hawaii Water Service Company, Inc. (Hawaii Water), and CWS Utility Services and HWS Utility Services LLC (CWS Utility Services and HWS Utility Services LLC being referred to collectively in this annual report as Utility Services). Cal Water, New Mexico Water, Washington Water, and Hawaii Water are regulated public utilities. The regulated utility entities also provide some non-regulated services. Utility Services provides non-regulated services to private companies and municipalities. Cal Water was the original operating company and began operations in 1926.
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
During the year ended December 31, 2015, there were no significant changes in the kind of products produced or services rendered or those provided by our operating subsidiaries, or in the markets or methods of distribution.
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
Regulated Business
California water operations are conducted by the Cal Water and CWS Utility Services entities, which provide service to approximately 480,300 customers in 83 California communities through 25 separate districts. Of these 25 districts, 23 districts are regulated water systems, which are subject to regulation by the California Public Utilities Commission (CPUC). Cal Water operates two leased water systems, the City of Hawthorne and the City of Commerce, which are governed through their respective city councils and are outside of the CPUC's jurisdiction. California water operations accounted for approximately 94% of our total customers and approximately 94% of our total consolidated operating revenue during the 3 year period ended December 31, 2015.
Hawaii Water provides service to approximately 4,300 water and wastewater customers on the islands of Maui and Hawaii, including several large resorts and condominium complexes. Hawaii's regulated operations are subject to the jurisdiction of the Hawaii Public Utilities Commission. Hawaii Water accounts for approximately 1% of our total customers and approximately 3% of our total operating revenue.
Washington Water provides domestic water service to approximately 16,500 customers in the Tacoma and Olympia areas. Washington Water's utility operations are regulated by the Washington Utilities and Transportation Commission. Washington Water accounts for approximately 3% of our total customers and approximately 2% of our total consolidated operating revenue.
New Mexico Water provides service to approximately 7,900 water and wastewater customers in the Belen, Los Lunas and Elephant Butte areas in New Mexico. New Mexico's regulated operations are subject to the jurisdiction of the New Mexico Public Regulation Commission. New Mexico Water accounts for approximately 2% of our total customers and approximately 1% of our total consolidated operating revenue.
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
We distribute water in accordance with accepted water utility methods. Where applicable, we hold franchises and permits in the cities and communities where we operate. The franchises and permits allow us to operate and maintain facilities in public streets and right-of-ways as necessary.
We operate the City of Hawthorne and the City of Commerce water systems under lease agreements. In accordance with the lease agreements, we receive all revenues from operating the systems and are responsible for paying the operating costs. The City of Hawthorne and the City of Commerce lease revenues are governed through their respective city councils and are considered non-regulated because they are outside of the CPUC's jurisdiction. We report revenue and expenses for the City of Hawthorne and

City of Commerce leases in operating revenue and operating expenses because we are entitled to retain all customer billings and are responsible for all operating expenses. These leases are considered "nontariffed products and services (NTPS)" by the CPUC and require a 10% revenue sharing with regulated customers.
In October 2011, an agreement was negotiated with the City of Hawthorne to lease and operate its water system. The system, which is located near the Hermosa Redondo district, serves about half of Hawthorne's population. The capital lease agreement required an up-front $8.1 million lease deposit to the city that is being amortized over the lease term. Additionally, annual lease payments will be adjusted based on changes in rates charged to customers. Under the lease we are responsible for all aspects of system operation and capital improvements, although title to the system and system improvements reside with the city. Capital improvements are recorded as depreciable plant and equipment and depreciated per the asset lives set forth in the agreement. In exchange, we receive all revenue from the water system, which was $8.0 million, $7.8 million and $7.7 million in 2015, 2014, and 2013, respectively. At the end of the lease, the city is required to reimburse us for the unamortized value of capital improvements made during the term of the lease. The City of Hawthorne capital lease is a 15-year lease and expires in 2026.
In July 2003, an agreement was negotiated with the City of Commerce to lease and operate its water system. The lease requires us to pay $0.8 million per year in monthly installments and pay $200 per acre-foot for water usage exceeding 2,000 acre-feet per year plus a percentage of certain operational savings that may be realized. Under the lease agreement, we are responsible for all aspects of the system's operations. The city is responsible for capital expenditures, and title to the system and system improvements resides with the city. We bear the risks of operation and collection of amounts billed to customers. The agreement allows Cal Water to request a rate change in order to recover costs. In exchange, we receive all revenue from the water system, which was $2.0 million, $2.1 million, and $2.0 million in 2015, 2014, and 2013, respectively. The City of Commerce lease is a 15-year lease and expires in 2018.
Non-Regulated Activities
Fees for non-regulated activities are based on contracts negotiated between the parties. Under our non-regulated contract arrangements, we operate municipally owned water systems, privately owned water and recycled water distribution systems, but are not responsible for all operating costs. Non-regulated revenue received from water system operations is generally determined on a fee-per-customer basis.
Non-regulated revenue and expense consists primarily of operating water systems under lease agreements which are owned by other entities, leasing communication antenna sites on our properties, billings of optional third-party insurance programs to our residential customers, and unrealized gains or losses on benefit plan insurance investments.
Effective June 30, 2011, the CPUC adopted new rules surrounding provision of non-regulated services using utility assets and employees. As a result, nearly all California non-regulated activities are now considered NTPS. The prescribed accounting for these NTPS is incremental cost allocation plus revenue sharing with regulated customers. Non-regulated services determined to be "active activities" require a 10% revenue sharing and "passive activities" require a 30% revenue sharing. The amount of non-regulated revenues subject to revenue sharing is the total billed revenues less any authorized pass through costs. Some examples of CPUC authorized pass through costs are purchased water, purchased power, and pump taxes. All of our non-regulated services, except for leasing communication antenna sites on our properties and unrealized gains or losses on benefit plan insurance investments, are "active activities" subject to a 10% revenue sharing. Leasing communication antenna sites on our properties are "passive activities" subject to a 30% revenue sharing. Any significant change in revenue sharing due to the new rules will be reflected in adopted rates after the next general rate case. Cal Water's annual revenue sharing with regulated customers was $2.2 million, $2.3 million, and $2.1 million in 2015, 2014, and 2013, respectively.
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

Geographical Service Areas and Number of Customers at Year-end
Our principal markets are users of water within our service areas. The approximate number of customers served in each regulated district, the City of Hawthorne and the City of Commerce, at December 31 is as follows:

(rounded to the nearest hundred)	2015	2014
SAN FRANCISCO BAY AREA
Bayshore (serving South San Francisco, Colma, Broadmoor, San Mateo and San Carlos)	53,600	53,500
Bear Gulch (serving portions of Menlo Park, Atherton, Woodside and Portola Valley)	18,900	18,900
Los Altos (including portions of Cupertino, Los Altos Hills, Mountain View and Sunnyvale)	18,900	18,900
Livermore	18,600	18,500
	110,000	109,800
SACRAMENTO VALLEY
Chico (including Hamilton City)	29,000	28,700
Oroville	3,600	3,600
Marysville	3,800	3,700
Dixon	2,900	2,900
Willows	2,400	2,400
	41,700	41,300
NORTH COAST
Redwood Valley (Lucerne, Duncans Mills, Guerneville, Dillon Beach, Noel Heights & portions of Santa Rosa)	1,900	1,900
	1,900	1,900
SALINAS VALLEY
Salinas	28,500	28,400
King City	2,600	2,600
	31,100	31,000
SAN JOAQUIN VALLEY
Bakersfield	70,800	70,100
Stockton	43,600	43,300
Visalia	43,100	42,400
Selma	6,300	6,300
Kern River Valley	4,000	4,100
	167,800	166,200

(rounded to the nearest hundred)	2015	2014
LOS ANGELES AREA
East Los Angeles	26,800	26,800
Hermosa Redondo (serving Hermosa Beach, Redondo Beach and a portion of Torrance)	26,800	26,700
Dominguez (Carson and portions of Compton, Harbor City, Long Beach, Los Angeles and Torrance)	34,000	34,000
Palos Verdes (including Palos Verdes Estates, Rancho Palos Verdes, Rolling Hills Estates and Rolling Hills)	24,100	24,100
Westlake (a portion of Thousand Oaks)	7,100	7,100
Antelope Valley (Fremont Valley, Lake Hughes, Lancaster & Leona Valley)	1,400	1,400
Hawthorne and Commerce (leased municipal systems)	7,600	7,600
	127,800	127,700
CALIFORNIA TOTAL	480,300	477,900
HAWAII	4,300	4,300
NEW MEXICO	7,900	7,600
WASHINGTON	16,500	16,300
COMPANY TOTAL	509,000	506,100
Rates and Regulation
The Commissions have plenary powers setting rates and operating standards. As such, the Commissions' decisions significantly impact the Company's revenues, earnings, and cash flows. The amounts discussed herein are generally annual amounts, unless otherwise stated, and the financial impact to recorded revenue is expected to occur over a 12-month period from the effective date of the decision. In California, water utilities are required to make several different types of filings. Most filings result in rate changes that remain in place until the next General Rate Case (GRC). As explained below, surcharges and surcredits to recover balancing and memorandum accounts as well as general rate case interim rate relief are temporary rate changes, which have specific time frames for recovery.
GRCs, escalation rate increase filings, and offset filings change rates to amounts that will remain in effect until the next GRC. The CPUC follows a rate case plan, which requires Cal Water to file a GRC for each of its regulated operating districts every three years. In a GRC proceeding, the CPUC not only considers the utility's rate setting requests, but may also consider other issues that affect the utility's rates and operations. The CPUC is generally required to issue its GRC decision prior to the first day of the test year or authorize interim rates. In accordance with the CPUC's rate case plan for Class A water utilities, Cal Water filed a GRC on July 9, 2015, which is applicable to all regulated California Districts. Any rate change as a result of that filing is expected to be effective on January 1, 2017.
Between GRC filings, Cal Water may file escalation rate increases, which allows Cal Water to recover cost increases, primarily from inflation and incremental investments, during the second and third years of the rate case cycle. However, escalation rate increases are subject to an earnings test on a district-by-district basis. Under the earnings test, the CPUC may reduce the escalation rate increase if, in the most recent 13-month period, this earnings test reflects earnings in excess of what was authorized for that district.
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
In pursuit of the CPUC's water conservation goals, the CPUC decoupled Cal Water's revenue requirement from customer consumption levels in 2008 by authorizing a Water Revenue Adjustment Mechanism (WRAM) and Modified Cost Balancing Account (MCBA) for each ratemaking area. The WRAM and MCBA ensure that Cal Water recovers revenues authorized by the CPUC regardless of customer consumption. This removes the Company's historical disincentive against promoting lower water usage among customers. Through an annual advice letter filing, Cal Water recovers any uncollected metered revenue amounts authorized, or refunds over-collected quantity revenues, via surcharges and surcredits. The advice letters are filed between February and April of each year and address the net WRAM and MCBA balances collected for the previous calendar year. The majority of WRAM and MCBA balances are collected or refunded through surcharges/surcredits over 12 and 18 months. The WRAM and

MCBA amounts are cumulative, so if they are not amortized in a given calendar year, the balance is carried forward and included with the following year balance.
2016 Regulatory Activity - California
Expense Offset filings
Expense offsets are dollar-for-dollar increases in revenue to match increased expenses, and therefore do not affect net operating income. In December 2015, Cal Water filed advice letters to offset increased purchased water and pump taxes in 6 of its regulated districts totaling $4.8 million. The new rates were effective on January 1, 2016.
Escalation Increase filings
As a part of the decision of the 2012 GRC, Cal Water was authorized to file annual escalation rate increases for 2016 for those districts that passed the earnings test. In December 2015, Cal Water filed for escalation rate increases in 17 districts. The annual adopted gross revenue associated with the December 2015 filing was $5.0 million. The new rates were effective on January 1, 2016.
2015 Regulatory Activity - California
2015 GRC filing
On July 9, 2015, Cal Water filed a GRC application seeking rate increases in all regulated operating districts in California beginning January 1, 2017 (the "2015 GRC"). The 2015 GRC application requested an increase of $94.8 million in rates for 2017, $23.0 million in rates for 2018 and $22.6 million in rates for 2019. As part of its application, Cal Water requested approval to invest $693.0 million in districts throughout California over the three-year period from January 1, 2016 through December 31, 2018 in order to provide a safe and reliable water supply to its customers. Cal Water expects to work with the CPUC's Office of Ratepayers Advocates (ORA) and intervening parties to reach a settlement or litigate the case.
Expense Offset filings
Expense offsets are dollar-for-dollar increases in revenue to match increased expenses, and therefore do not affect net operating income. In 2015, Cal Water filed advice letters to offset increased purchased water and pump taxes in 9 of its regulated districts totaling $28.2 million. The new rates were effective in June, July and September of 2015.
Escalation Increase filings
As a part of the decision of the 2012 GRC, Cal Water was authorized to file annual escalation rate increases for 2015 for those districts that passed the earnings test. In January 2015, Cal Water filed for escalation rate increases in 16 districts. The annual adopted gross revenue associated with the January 2015 filing was $4.8 million. The new rates were effective on January 2, 2015.
Ratebase Offset filings
For construction projects authorized in GRCs as advice letter projects, Cal Water is allowed to file rate base offsets to increase revenues after the plant is placed into service. Cal Water filed $2.9 million of annual revenue increases for rate base offsets in 2015. The new rates were effective in July and September of 2015.
WRAM/MCBA filings
In April 2015, Cal Water filed two advice letters to true up the revenue over- and under-collections in the 2014 annual WRAMs/MCBAs of its regulated districts. A net under-collection of $30.5 million is being recovered from customers over 12, 18 or 20+ month surcharges.  This surcharge is in some cases in addition to surcharges authorized in prior years which have not yet expired. The new rates were effective on April 1, 2015.
Drought Memorandum Account
In 2014, the CPUC authorized Cal Water to track its incremental costs related to its drought program in a drought memorandum account. On April 1, 2015, the Governor of the State of California issued Executive Order B-29-15 due to severe drought conditions and mandated, among other requirements, restrictions on urban water suppliers like Cal Water to achieve a statewide 25% reduction in potable urban usage, as compared with the amount used in 2013, by February 2016. Pursuant to the Executive Order, the State Water Resources Control Board (“Water Board”) adopted a specific restriction for each urban water system. On April 28, 2015, Cal Water filed Schedule 14.1 with the CPUC to establish household and business water budgets and associated enforcement measures, effective June 1, 2015, in order to achieve the state-mandated water reductions. All monies collected by Cal Water through waste-of-water penalties for water use violations are recorded in the drought memorandum account and are used to offset the incremental expenses.  As of December 31, 2015, total incremental costs tracked in the drought memorandum account since inception were $5.8 million, of which $0.9 million was spent on capital. In addition, all monies collected by Cal Water through drought surcharges for exceeding water budgets are recorded in the appropriate WRAM account and used to offset under-collected revenues. In 2015, customer drought surcharges were $36.9 million and waste-of-water penalties were less than $0.1 million. The 2015 customer drought surcharges and waste-of-water penalties were extended in 2016.
Federal Income Tax Bonus Depreciation
In 2011, Cal Water filed for and received approval to track the benefits from federal income tax accelerated depreciation in a memorandum account due to the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010. Additional federal income tax deductions for assets placed in service after September 8, 2010, and before December 31, 2011, were $41.6 million, $0.1 million, $16.5 million, $14.4 million, and $10.6 million were taken in 2010, 2011, 2012, and 2013, respectively. The 2015 income tax deduction is estimated at $6.0 million. The memorandum account may result in a surcredit because of the impact to Cal Water’s revenue requirement for changes to working cash estimates, reductions to federal income tax qualified U.S. production activities deductions (QPAD), and changes to contributions-in-aid-of-construction. As of December 31, 2015, the estimated surcredit range is between $1.0 million and $1.5 million. The CPUC will determine the disposition of amounts recorded in the memorandum account in Cal Water’s next GRC proceeding.
Asbestos Memorandum Account Application
On September 3, 2014, Cal Water filed an application with the CPUC requesting an asbestos litigation memorandum account to track expenses associated with current and future asbestos lawsuits against Cal Water.  On February 6, 2015, Cal Water and the ORA filed a settlement resolving all issues, and authorized Cal Water to track all uninsured losses on asbestos litigation cases, settlements, and judgments in a memorandum account for a 5-year period beginning January 1, 2015.  The CPUC approved the settlement on May 21, 2015.
2015 Regulatory Activity - Other States
2015 Ka'anapali (Hawaii) GRC Filing
In December 2015, Hawaii water filed a GRC for its Ka’anapali water system requesting an additional $1.7 million in revenues for 2016. The application requests recovery for approximately $3.0 million in capital investments in the system since 2012. If approved, the Company anticipates rates would become effective in the fourth quarter of 2016.
2014 Kona (Hawaii) GRC Filing
In August 2014, Hawaii Water filed a GRC for Kona water and wastewater requesting $3.3 million.  In 2015, Hawaii Water reached a comprehensive and conceptual settlement with the Consumer Advocate and on June 29, 2015 received a Decision and Order from the Hawaii Public Utilities Commission (HPUC) for the Kona water and wastewater rate case approving $2.1 million in additional annual revenues to be phased in over a six month period. The new rates were effective in August 2015.
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

2014 Washington Water GRC Filing
On August 14, 2014, Washington Water filed a GRC requesting $1.5 million. On January 15, 2015, the Washington Utilities and Transportation Commission approved the rate case authorizing annual revenue increase of $1.4 million, in part due to updated information.  New rates were effective February 1, 2015.

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
Historically, approximately 49% of our annual water supply is pumped from wells. State groundwater management agencies operate differently in each state. Some of our wells extract ground water from water basins under state ordinances. These are adjudicated groundwater basins, in which a court has settled the dispute between landowners or other parties over how much annual groundwater can be extracted by each party. All of our adjudicated groundwater basins are located in the State of California. Our annual groundwater extraction from adjudicated groundwater basins approximates 6.7 billion gallons or 13% of our total annual water supply pumped from wells. Historically, we have extracted less than 100% of our annual adjudicated groundwater rights and have the right to carry forward up to 20% of the unused amount to the next annual period. All of our remaining wells extract ground water from managed or unmanaged water basins. There are no set limits for the ground water extracted from these water basins; however, the state or local water management agencies have the authority to regulate the groundwater extraction quantity whenever there are unforeseen large decreases to water basin levels. Our annual groundwater extraction from managed groundwater basins approximates 32.6 billion gallons or 61% of our total annual water supply pumped from wells. Our annual groundwater extraction from unmanaged groundwater basins approximates 13.7 billion gallons or 26% of our total annual water supply pumped from wells. Most of the managed groundwater basins we extract water from have groundwater recharge facilities. We are required to pay well pump taxes to financially support these groundwater recharge facilities. Our well pump taxes for the 12 months ending December 31, 2015, 2014, and 2013 was $11.5 million, $12.9 million, and $10.8 million, respectively. In 2014, the State of California enacted the Sustainable Groundwater Management Act of 2014. The law and its implementing regulations will require most basins to select a sustainability agency by 2017, develop a sustainability plan by 2022, and show progress toward sustainability by 2027. We expect that in the future, groundwater will be produced mainly from managed and adjudicated basins.
California's normal weather pattern yields little precipitation between mid-spring and mid-fall. The Washington Water service areas receive precipitation in all seasons, with the heaviest amounts during the winter. New Mexico Water's rainfall is heaviest in the summer monsoon season. Hawaii Water receives precipitation throughout the year, with the largest amounts in the winter months. Water usage in all service areas is highest during the warm and dry summers and declines in the cool winter months. Rain and snow during the winter months in California replenish underground water aquifers and fill reservoirs, providing the water supply for subsequent delivery to customers. As of February 3, 2016, the State of California snowpack water content during the 2015—2016 water year is 130% of long-term averages (per the California Department of Water Resources, Northern Sierra Precipitation Accumulation report). While precipitation and snowfall in the winter of 2016 is encouraging as of February 3, 2016, further precipitation is needed to mitigate drought conditions statewide and lift the California State of Emergency declared by Governor Brown. Management believes that supply pumped from underground aquifers and purchased from wholesale suppliers will be adequate to meet customer demand during 2016 and beyond. However, water budgets are expected to continue for Cal Water customers as required by the state or local jurisdictions. Long-term water supply plans are developed for each of our districts to help assure an adequate water supply under various operating and supply conditions. Some districts have unique challenges in meeting water quality standards, but management believes that supplies will meet current standards using current treatment processes.

The following table shows the estimated quantity of water purchased and the percentage of purchased water to total water production in each California operating district that purchased water in 2015. Other than noted below, all other districts receive 100% of their water supply from wells.

District	Water Purchased (MG)	Percentage of Total Water Production	Source of Purchased Supply
SAN FRANCISCO BAY AREA
Bayshore	6,009	93%	San Francisco Public Utilities Commission
Bear Gulch	3,247	96%	San Francisco Public Utilities Commission
Los Altos	2,231	67%	Santa Clara Valley Water District
Livermore	1,454	65%	Alameda County Flood Control and Water Conservation District, Zone 7
SACRAMENTO VALLEY
Oroville	724	96%	Pacific Gas and Electric Co. and County of Butte
NORTH COAST
Redwood Valley	56	66%	Yolo County Flood Control & Water Conservation District
SAN JOAQUIN VALLEY
Bakersfield	7,053	39%	Kern County Water Agency and City of Bakersfield
Stockton	5,002	69%	Stockton East Water District
LOS ANGELES AREA
East Los Angeles	1,726	37%	Central Basin Municipal Water District
Dominguez	10,742	88%	West Basin Municipal Water District and City of Torrance
City of Commerce	76	11%	Central Basin Municipal Water District
Hawthorne	766	56%	West Basin Municipal Water District
Hermosa Redondo	2,989	84%	West Basin Municipal Water District
Palos Verdes	5,428	100%	West Basin Municipal Water District
Westlake	2,229	100%	Calleguas Municipal Water District
Antelope/Kern	97	24%	Antelope Valley-East Kern Water Agency and City of Bakersfield
_______________________________________________________________________________
MG = million gallons
The Bear Gulch district obtains a portion of its water supply from surface runoff from the local watershed. The Oroville district in the Sacramento Valley, the Bakersfield district in the San Joaquin Valley, and the Kern River Valley district in the Los Angeles Area purchase water from a surface supply. Surface sources are processed through our water treatment plants before being delivered to the distribution system. The Bakersfield district also purchases treated water as a component of its water supply.
The Chico, Marysville, Dixon, and Willows districts in the Sacramento Valley, the Salinas and King City districts in the Salinas Valley, and the Selma and Visalia districts in the San Joaquin Valley obtain their entire supply from wells. In the Salinas district, which solely depends upon ground water, several wells were taken out of service in the last five years, primarily due to poor water quality. Treatment systems have been installed on some of these wells to meet customer demand. Management believes water supply issues in the Salinas district will be adequately resolved in the future by seeking additional sources or additional treatment.
Purchases for the Los Altos, Livermore, Oroville, Redwood Valley, Stockton, and Bakersfield districts are pursuant to long-term contracts expiring on various dates after 2015. The water supplies purchased for the Dominguez, East Los Angeles, Hermosa Redondo, Palos Verdes, and Westlake districts as well as the Hawthorne and Commerce systems are provided by public agencies pursuant to a statutory obligation of continued non- preferential service to purveyors within the agencies' boundaries. Purchases for the Bayshore and Bear Gulch districts are in accordance with long-term contracts with the San Francisco Public Utilities Commission (SFPUC) until June 30, 2034.
Management anticipates water supply contracts will be renewed as they expire though the price of wholesale water purchases is subject to pricing changes imposed by the various wholesalers.

Shown below are wholesaler price rates and increases that became effective in 2015 and estimated wholesaler price rates and percent changes for 2016 . In 2015, several districts experienced significant purchased water cost increases resulting in a significant impact in the 2015 MCBA balance and the filing of several purchased water offsets.

		2015			2016
	Effective Month		Percent Change	Effective Month		Percent Change
District		Unit Cost			Unit Cost
Antelope	January	$451.00 /af	20.27%	January	$485.00 /af	7.54%
Bakersfield(1)	July	$141.00 /af	(1.40)%	July	$141.00 /af	—%
Bear Gulch	July	$3.75 /ccf	27.99%	July	$3.75 /ccf	—%
Commerce(2)	July	$1,013.00 /af	(1.55)%	January	$1,032.00 /af	1.88%
Dominguez(2)	July	$1,229.00 /af	4.95%	January	$1,254.00 /af	2.03%
East Los Angeles(2)	July	$1.013.0 /af	(1.55)%	January	$1,032.00 /af	1.88%
Hawthorne(2)	July	$1,229.00 /af	4.95%	January	$1,254.00 /af	2.03%
Hermosa Redondo(2)	July	$1,229.00 /af	4.95%	January	$1,254.00 /af	2.03%
Livermore	January	$2.29 /ccf	2.87%	January	$ 3.15 /ccf	37.31%
Los Altos	July	$994.00 /af	17.36%	July	$994.00 /af	—%
Oroville(2)	April	$168,591.25.00 /yr	0.32%	April	$168,591.25.00 /yr	—%
Palos Verdes(2)	July	$1,229.00 /af	4.95%	January	$1,254.00 /af	2.03%
Mid-Peninsula	July	$3.75 /ccf	27.99%	July	$3.75 /ccf	—%
Redwood Valley	January	$62.80 /af	4.93%	January	$62.80 /af	—%
So. San Francisco	July	$3.75 /ccf	27.99%	July	$3.75 /ccf	—%
Stockton	April	$847,084 /mo	16.00%	April	$847,084 /mo	—%
Westlake	January	$ 1,210.00 /af	3.15%	January	$1,257.00 /af	3.88%
_______________________________________________________________________________
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
Seasonal Fluctuations
In California, our customers' consumption pattern of water varies with the weather, in terms of rainfall and temperature. In the WRAM and MCBA design, the CPUC considers the historical pattern in determining the adopted sales and production costs. With a majority of our sales being subject to the WRAM and production costs being covered by the MCBA, fluctuations in financial results have been minimized. However, cash flows from operations and short-term borrowings on our credit facilities can be significantly impacted by seasonal fluctuations including recovery of the WRAM and MCBA.
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
Impact of Climate Change Legislation
Our operations depend on power provided by other public utilities and, in emergencies, power generated by our portable and fixed generators. If future legislation limits emissions from the power generation process, our cost of power may increase. Any increase in the cost of power will be passed along to our California customers through the MCBA or included in our cost of service paid by our customers as requested in our general rate case filings.
We maintain a fleet of vehicles to provide service to our customers, including a number of heavy duty diesel vehicles that were retrofitted to meet California emission standards. If future legislation further impacts the cost to operate the fleet or the fleet acquisition cost in order to meet certain emission standards, it will increase our cost of service and our rate base. Any increase in fleet operating costs associated with meeting emission standards will be included in our cost of service paid by our customers as requested in our general rate case filings. While recovery of these costs is not guaranteed, we would expect recovery in the regulatory process.
Under the California Environmental Quality Act (CEQA), all capital projects of a certain type (primarily wells, tanks, major pipelines and treatment facilities) require mitigation of green house gas emissions. The cost to prepare the CEQA documentation and permit will be included in our capital cost and added to our rate base, which will be requested to be paid for by our customers. Any increase in the operating cost of the facilities will also be included in our cost of service paid by our customers as requested in our general rate case filings. While recovery of these costs is not guaranteed, we would expect recovery in the regulatory process.
Cap and trade regulations were implemented in 2012 with the goal of reducing emissions to 1990 levels by the year 2020. These regulations have not impacted water utilities at this time. In the future, if we are required to comply with these regulations, any increase in operating costs associated with meeting these standards will be included in our cost of service paid by our customers as requested in our general rate case filings. While recovery of these costs is not guaranteed, we would expect recovery in the regulatory process.
Security at Company Facilities
Due to terrorism and other risks, we have heightened security at our facilities and have taken added precautions to protect our employees and the water delivered to customers. In 2002, federal legislation was enacted that resulted in new regulations concerning security of water facilities, including submitting vulnerability assessment studies to the federal government. We have complied with regulations issued by the Environmental Protection Agency (EPA) pursuant to federal legislation concerning vulnerability assessments and have made filings to the EPA as required. In addition, communication plans have been developed as a component of our procedures. While we do not make public comments on our security programs, we have been in contact with federal, state, and local law enforcement agencies to coordinate and improve our water delivery systems' security.

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
State law provides that whenever a public agency constructs facilities to extend a utility system into the service area of a privately owned public utility, such an act constitutes the taking of property and requires reimbursement to the utility for its loss. State statutes allow municipalities, water districts and other public agencies to own and operate water systems. These agencies are empowered to condemn properties already operated by privately owned public utilities. The agencies are also authorized to issue bonds, including revenue bonds, for the purpose of acquiring or constructing water systems. However, if a public agency were to acquire utility property by eminent domain action, the utility would be entitled to just compensation for its loss. In Washington, annexation was approved in February 2008 for property served by us on Orcas Island; however, we continue to serve the customers in the annexed area and do not expect the annexation to impact our operations. In November 2015, Cal Water received a letter from the City of Visalia stating that the City had decided to appraise the Visalia District Water System as an initial step that could lead to an offer to purchase that system by the City of Visalia.  On January 7, Cal Water  received a subsequent letter from the City of Visalia stating that the City has decided not to pursue an acquisition of the Visalia District Water System at this time. To management's knowledge, other than the Orcas Island property and the City of Visalia, no municipality, water district, or other public agency is contemplating or has any action pending to acquire or condemn any of our systems.
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
For a description of the material effects that compliance with environmental regulations may have on us, see Item 1A. "Risk Factors—Risks Related to Our Regulatory Environment." We expect environmental regulation to increase, resulting in higher operating costs in the future, and there can be no assurance that the commissions would approve rate increases to enable us to recover these additional compliance costs.
Employees
At December 31, 2015, we had 1,155 employees, including 54 at Washington Water, 44 at Hawaii Water, and 14 at New Mexico Water. In California, most non-supervisory employees are represented by the Utility Workers Union of America, AFL-CIO, except certain engineering and laboratory employees who are represented by the International Federation of Professional and Technical Engineers, AFL-CIO.
At December 31, 2015, we had 731 union employees. In January 2015, we negotiated a six year contract that included 2015, 2016, and 2017 wage increases with both of our unions of 3.25% and 2.75%, and 2.75%, respectively. Annual wage increases for 2018, 2019, and 2020 are estimated to be in the range from 2.5% to 3.25%. The wage changes will fluctuate with the changes to the Consumer Price Index (CPI) for the Los Angeles area. In the event an annual wage increase is determined to be greater than 3.25% or less that 2.0%, either party may request to re-open negotiations for wages only. Such notice must be served on the other party no later than 60 days after the publication of such CPI data. The current agreement with the unions is effective through 2020. Management believes that it maintains good relationships with the unions.
Employees at Washington Water, New Mexico Water, and Hawaii Water are not represented by unions.
Executive Officers of the Registrant

Name	Positions and Offices with California Water Service Group	Age
Martin A. Kropelnicki (1)	President and Chief Executive Officer since September 1, 2013. Formerly, President and Chief Operating Officer (2012-2013), Chief Financial Officer and Treasurer (2006-2012), served as Chief Financial Officer of Power Light Corporation (2005-2006), Chief Financial Officer and Executive Vice President of Corporate Services of Hall Kinion and Associates (1997-2004), Deloitte & Touche Consulting (1996-1997), held various positions with Pacific Gas & Electric (1989-1996).	49
Thomas F. Smegal III (2)	Vice President, Chief Financial Officer and Treasurer since October 1, 2012. Formerly, Vice President, Regulatory Matters and Corporate Relations (2008-2012), Manager of Rates (2002-2008), Regulatory Analyst (1997-2002), served as Utilities Engineer at the California Public Utilities Commission (1990-1997).	48
Francis S. Ferraro (2)(3)	Vice President of Corporate Development and Legal since October 1, 2005. Formerly, Vice President of Regulatory Affairs and Corporate Communications (1989-2005), held various positions with the California Public Utilities Commission, including Administrative Law Judge, project manager on major energy and water rate proceedings, and Manager of the Energy Rate Design and Economics Branch (1973-1989).	66
Paul G. Townsley (2)	Vice President of Rates and Regulatory Matters since March 4, 2013. Formerly Divisional Vice President, Operations and Engineering for EPCOR Water USA (2012-2013), served as President of American Water Works Company subsidiaries in Arizona, New Mexico, and Hawaii (2007-2012), served as American Water Works Company's President, Western Region (2002-2007), held various other positions with Citizens Utilities Company (1982-2002).	58
Robert J. Kuta (2)	Vice President of Engineering effective April 15, 2015. Formerly Senior Vice President of Operations Management Services, Water, Environmental and Nuclear markets for CH2M Hill (2006 to 2015), served as Western Region Vice President of Service Delivery and President of Arizona American Water Company (2001 to 2005), and held various management positions at Citizens Water Resource Company, Chaparral City Water Company, and Spring Creek Utilities (1993 to 2001).	51
Michael B. Luu (2)	Vice President of Customer Service and Information Technology since August 1, 2013. Formerly Acting California Water Service Company District Manager, Los Altos (2012-2013), Director of Information Technology (2008-2012), CIS Development Manager (2005-2008), held various other positions with California Water Service Company since 1999.	36
Michael J. Rossi (2)(3)	Vice President of Continuous Improvement since July 1, 2013. Formerly Vice President, Engineering and Water Quality (2005-2013) Chief Engineer (1997-2005), Assistant Chief Engineer (1988-1997), held various other positions with California Water Service Company since 1977.	62
Timothy D. Treloar (2)	Vice President of Operations and Water Quality since August 1, 2013. Formerly Director of Water Quality (2013), California Water Service Company District Manager, Bakersfield (2002-2013), Assistant District Manager (1997-2002), General Superintendent (1994-1997).	58
Ronald D. Webb (2)	Vice President of Human Resources since August 11, 2014. Formerly Managing Director, Human Resources Partner for United Airlines (2006-2014), served as Vice President of Human Resources for Black & Decker Corporation (1995-2005), Human Resource Manager for General Electric Company (1990-1994), and held various labor relations positions for National Steel and Shipbuilding Company (1982-1989).	59
Lynne P. McGhee (2)	Vice President and General Counsel since January 1, 2015. Formerly Corporate Secretary (2007-2014), Associate Corporate Counsel (2003-2014), and served as a Commissioner legal advisor and staff counsel at the California Public Utilities Commission (1998-2003).	51
David B. Healey (2)	Vice President, Corporate Controller and Assistant Treasurer since January 1, 2015. Formerly Corporate Controller and Assistant Treasurer (2012-2014), Director of Financial Reporting (2009-2012), served as Subsidiary Controller for SunPower Corporation (2005-2009), Corporate Controller for Hall, Kinion & Associates, Inc. (1997-2005), held various other positions with Pacific Gas & Electric Company (1985-1997).	59

Name	Positions and Offices with California Water Service Group	Age
Shannon C. Dean (2)	Vice President of Corporate Communications & Community Affairs since January 1, 2015. Formerly Director of Corporate Communications (2000-2014), held various corporate communications, government and community relations for Dominguez Water Company (1991-1999).	48
Michelle R. Mortensen (2)	Corporate Secretary since January 1, 2015. Formerly Assistant Corporate Secretary (2014), Treasury Manager (2012-2013), Assistant to the Chief Financial Officer (2011), Regulatory Accounting Manager (2008-2010), held various accounting positions at Piller Data Systems (2006-2007), Hitachi Global Storage (2005), Abbot Laboratories (1998-2004), and Symantec (1998-2001).	41
_______________________________________________________________________________

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

(3)
On December 8, 2015, Francis S. Ferraro and Michael J. Rossi announced their retirements from the Company.  Mr. Ferraro retired from the Company effective January 31, 2016.  Mr. Rossi will retire from the Company effective March 31, 2016.

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
Regulatory decisions may also impact prospective revenues and earnings, affect the timing of the recognition of revenues and expenses and may overturn past decisions used in determining our revenues and expenses. Our management continually evaluates the anticipated recovery of regulatory assets and revenues subject to refund and provides for allowances and/or reserves as deemed necessary. Current accounting procedures allow us to defer certain costs if we believe it is probable that we will be allowed to recover those costs by future rate increases. If the Commissions determined that a portion of our assets were not recoverable in customer rates, we may suffer an asset impairment which would require a write down in such asset's valuation which would be recorded through operations.

If our assessment as to the probability of recovery through the ratemaking process is incorrect, the associated regulatory asset would be adjusted to reflect the change in our assessment or any regulatory disallowances. A change in our evaluation of the probability of recovery of regulatory assets or a regulatory disallowance of all or a portion of our cost could have a material adverse effect on our financial results.
Regulatory agencies may disagree with our valuation and characterization of certain of our assets.
If we determine that assets are no longer used or useful for utility operations, we may remove them from our rate base and subsequently sell those assets. If the Commissions disagree with our characterization, we could be subjected to penalties. Furthermore, there is a risk that the Commissions could determine that realized appreciation in property value should be awarded to customers rather than our stockholders.
Changes in laws, rules and policies of regulatory agencies can significantly affect our business.
Regulatory agencies may change their rules and policies for various reasons, including changes in the local political environment. In some states, regulators are elected by popular vote or are appointed by elected officials, and the results of elections may change the long-established rules and policies of an agency dramatically. For example, in 2001 regulation regarding recovery of increases in electrical rates changed in California. For over 20 years prior to 2001, the CPUC allowed recovery of electric rate increases under its operating rules. However, in 2003, the CPUC reinstated its policy to allow utilities to adjust their rates for rate changes by the power companies. The original decision by the CPUC to change its policy, as well as its subsequent decision to reinstate that policy, affected our business.
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
In addition, legislatures may repeal, relax or tighten existing laws, or enact new laws that impact the regulatory agencies with jurisdiction over our business or affect our business directly. If changes in existing laws or the implementation of new laws limit our ability to accomplish some of our business objectives, our future operating results may be adversely affected.
We expect environmental health and safety regulation to increase, resulting in higher operating costs in the future.
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
Environmental health and safety laws are complex and change frequently. They tend to become more stringent over time. As new or stricter standards are introduced, they could increase our operating costs. Although we would likely seek permission to recover these costs through rate increases, we can give no assurance that the Commissions would approve rate increases to enable us to recover these additional compliance costs.
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
On July 1, 2014, the California Department of Public Health (CDPH) changed the water quality standard for chromium-6 in our water supply. The new standard requires us to have 10 parts per billion or less of chromium-6 in our California water supply. We have two districts where every well does not comply with the new standard. The new standard is expected to restrict water supply and significantly increase capital spending and operation expenses in the impacted districts. The CPUC authorized a memorandum account in 2014 to track all costs associated with compliance with the new chromium-6 standard. Although we would likely seek permission to recover additional costs of compliance through rate increases, we can give no assurance that the CPUC would approve rate increases to enable us to recover these additional compliance costs.

Legislation regarding climate change may impact our operations.
Future legislation regarding climate change may restrict our operations or impose new costs on our business. Our operations depend on power provided by other public utilities and, in emergencies, power generated by our portable and fixed generators. If future legislation limits emissions from the power generation process, our cost of power may increase. Any increase in the cost of power will be passed along to our California customers through the MCBA or included in our cost of service paid by our customers as requested in our general rate case filings. While recovery of these costs is not guaranteed, we would expect recovery in the regulatory process.
Starting January 1, 2010, under the California Environmental Quality Act (CEQA), all capital projects of a certain type (primarily wells, tanks, major pipelines and treatment facilities) will require mitigation of green house gas emissions. The cost to prepare the CEQA documentation and permit will add an estimated ten thousand dollars to such capital projects. This cost will be included in our capital cost and added to our rate base, which will be requested to be paid for by our customers. Any increase in the operating cost of the facilities will also be included in our cost of service paid by our customers as requested in our general rate case filings. While recovery of these costs is not guaranteed, we would expect recovery in the regulatory process.
Cap and trade regulations were implemented in 2012 with the goal of reducing emissions to 1990 levels by the year 2020. While recovery of these costs is not guaranteed, we would expect recovery in the regulatory process.
We are party to a toxic contamination lawsuit which could result in us paying damages not covered by insurance.
We have been and may be in the future, party to water contamination lawsuits, which may not be fully covered by insurance.
The number of environmental and product-related lawsuits against other water utilities have increased in frequency in recent years. If we are subject to additional environmental or product-related lawsuits, we might incur significant legal costs and it is uncertain whether we would be able to recover the legal costs from customers or other third parties. In addition, if current California law regarding CPUC's preemptive jurisdiction over regulated public utilities for claims about compliance with California Department of Health Services and United States Environmental Protection Agency water quality standards changes, our legal exposure may be significantly increased.
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
We purchase our water supply from various governmental agencies and others. Water supply availability may be affected by weather conditions, funding and other political and environmental considerations. In addition, our ability to use surface water is subject to regulations regarding water quality and volume limitations. If new regulations are imposed or existing regulations are changed or given new interpretations, the availability of surface water may be materially reduced. A reduction in surface water could result in the need to procure more costly water from other sources, thereby increasing our water production costs and adversely affecting our operating results if not timely recovered in rates.
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
The cost to obtain water for delivery to our customers varies depending on the sources of supply, wholesale suppliers' prices, the quality of water required to be treated and the quantity of water produced to fulfill customer water demand. Our source of supply varies among our operating districts. Certain districts obtain all of their supply from wells; some districts purchase all of the supply from wholesale suppliers; and other districts obtain the supply from a combination of wells and wholesale suppliers. A small portion of supply comes from surface sources and is processed through Company-owned water treatment plants. On average, slightly more than half of the water we deliver to our customers is pumped from wells or received from a surface supply with the remainder purchased from wholesale suppliers. Water purchased from suppliers usually costs us more than surface supplied or well pumped water. The cost of purchased water for delivery to customers represented 32.6% and 34.5% of our total operating costs in 2015 and 2014, respectively. Water purchased from suppliers will require renewal of our contracts upon expiration and may result in significant price increases under any such renewed contracts.
Wholesale water suppliers may increase their prices for water delivered to us based on factors that affect their operating costs. Purchased water rate increases are beyond our control. In California, effective July 1, 2008, our ability to recover increases in the cost of purchased water changed with the adoption of the MCBA. With this change, actual purchased water costs are compared to authorized purchased water costs, with variances netted against the variances in purchased power, pump tax, and metered revenue, being recorded to revenue. The balance in the MCBA will be collected in the future by billing the net WRAM and MCBA accounts receivable balances over 12, 18, and 20+ month periods, which may have a short-term negative impact on cash flow.
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
Purchased power is a significant operating expense. During 2015 and 2014, purchased power expense represented 5.4% and 6.4% of our total operating costs, respectively. These costs are beyond our control and can change unpredictably and substantially as occurred in California during 2001 when rates paid for electricity increased 48%. As with purchased water, purchased power costs are included in the MCBA. Cash flows between rate filings may be adversely affected until the commission authorizes a rate change but earnings will be minimally impacted. Cost of chemicals used in the delivery of water is not an element of the MCBA and therefore variances in quantity or cost could impact the results of operations.
Our business requires significant capital expenditures to replace or improve aging infrastructure that are dependent on our ability to secure appropriate funding. If we are unable to obtain sufficient capital or if the rates at which we borrow increase, there would be a negative impact on our results of operations.
The water utility business is capital-intensive. We invest significant funds to replace or improve aging infrastructure such as property, plant and equipment. In addition, water shortages may adversely affect us by causing us to rely on more purchased water. This could cause increases in capital expenditures needed to build pipelines to secure alternative water sources. In addition, we require capital to grow our business through acquisitions. We fund our short-term capital requirements from cash received from operations and funds received from developers. We also borrow funds from banks under short-term bank lending arrangements. We seek to meet our long-term capital needs by raising equity through common or preferred stock issues or issuing debt obligations. We cannot give any assurance that these sources will continue to be adequate or that the cost of funds will remain at levels permitting us to earn a reasonable rate of return. In the event we are unable to obtain sufficient capital, our expansion efforts could be curtailed, which may affect our growth and may affect our future results of operations.
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
We may be unable to continue to expand our business or manage future growth. To successfully manage our growth and handle the responsibilities of being a public company, we must effectively:

•	hire, train, integrate and manage additional qualified engineers for engineering design and construction activities, new business personnel, and financial and information technology personnel;

•	retain key management, augment our management team, and retain qualified and certified water and wastewater system operators;

•	implement and improve additional and existing administrative, financial and operations systems, procedures and controls;

•	expand our technological capabilities; and

•	manage multiple relationships with our customers, regulators, suppliers and other third parties.
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
Our billed revenues and cash flows from operations will decrease if a significant business or industrial customer terminates or materially reduces its use of our water. Approximately $148.4 million, or 25.2%, of our 2015 water utility revenues was derived from business and industrial customers. However, if any of our large business or industrial customers in California reduce or cease its consumption of our water, the impact to net operating income would be minimal to our operations due to the WRAM and MCBA, but could impact our cash flows. In Hawaii, we serve a number of large resorts which if their water usage was reduced or ceased could have a material impact to our Hawaii operation. The delay between such date and the effective date of the rate relief may be significant and could adversely affect our operating results and cash flows.

Our operating cost and costs of providing services may rise faster than our revenues.
Our ability to increase rates over time is dependent upon approval of such rate increases by the Commissions, or in the case of the City of Hawthorne and the City of Commerce, the City Council, which may be inclined, for political or other reasons, to limit rate increases. However, our costs, which are subject to market conditions and other factors, which may increase significantly. The second largest component of our operating costs after water production is made up of salaries and wages. These costs are affected by the local supply and demand for qualified labor. Other large components of our costs are general insurance, workers compensation insurance, employee benefits and health insurance costs. These costs may increase disproportionately to rate increases authorized by the Commissions and may have a material adverse effect on our future results of operations.
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
At December 31, 2015, 731 of our 1,155 total employees were union employees. Most of our unionized employees are represented by the Utility Workers Union of America, AFL-CIO, except certain engineering and laboratory employees who are represented by the International Federation of Professional and Technical Engineers, AFL-CIO.
We believe our labor relations are good, but in light of rising costs for health care and pensions, contract negotiations in the future may be difficult. Furthermore, changes in applicable law or regulations could have an adverse effect on management's negotiating position with respect to our currently unionized employees and/or employees that decide to unionize in the future. We are subject to a risk of work stoppages and other labor relations matters as we negotiate with the unions to address these issues, which could affect our results of operations and financial condition. We can give no assurance that issues with our labor forces will be resolved favorably to us in the future or that we will not experience work stoppages.
We depend significantly on the services of the members of our management team, and the departure of any of those persons could cause our operating results to suffer.
Our success depends significantly on the continued individual and collective contributions of our management team. The loss of the services of any member of our management team could have an adverse effect on our business as our management team has knowledge of our industry and customers and would be difficult to replace.
Our operations are geographically concentrated in California and this lack of diversification may negatively impact our operations.
Although we own facilities in a number of states, over 94% of our operations are located in California. As a result, we are largely subject to weather, political, water supply, labor, energy cost, regulatory and economic risks affecting California.
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
We operate in areas that are prone to earthquakes, fires, mudslides and other natural disasters. A significant seismic event or other natural disaster in California where our operations are concentrated could adversely impact our ability to deliver water and adversely affect our costs of operations. A major disaster could damage or destroy substantial capital assets. The CPUC has historically allowed utilities to establish a catastrophic event memorandum account as another possible mechanism to recover costs. However, we can give no assurance that the CPUC or any other commission would allow any such cost recovery mechanism in the future.
Our water supplies are subject to contamination, including contamination from the development of naturally-occurring compounds, chemicals in groundwater systems, pollution resulting from man-made sources, such as MTBE, sea water incursion and possible terrorist attacks. If our water supply is contaminated, we may have to interrupt the use of that water supply until we are able to substitute the flow of water from an uncontaminated water source. In addition, we may incur significant costs in order to treat the contaminated source through expansion of our current treatment facilities, or development of new treatment methods. If we are unable to substitute water supply from an uncontaminated water source, or to adequately treat the contaminated water source in a cost-effective manner, there may be an adverse effect on our revenues, operating results and financial condition. The costs we incur to decontaminate a water source or an underground water system could be significant and may not be recoverable in rates. We could also be held liable for consequences arising out of human exposure to hazardous substances in our water supplies or other environmental damage. For example, private plaintiffs have the right to bring personal injury or other toxic tort claims arising from the presence of hazardous substances in our drinking water supplies. Our insurance policies may not be sufficient to cover the costs of these claims.
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
The accuracy of our judgments and estimates about financial and accounting matters will impact our operating results and financial condition.
We make certain estimates and judgments in preparing our financial statements regarding, among others:

•	the useful life of intangible rights;

•	the number of years to depreciate certain assets;

•	amounts to set aside for uncollectible accounts receivable, inventory obsolescence and uninsured losses;

•	our legal exposure and the appropriate accrual for claims, including medical claims and workers' compensation claims;

•	future costs and assumptions for pensions and other post-retirement benefits;

•	regulatory recovery of regulatory assets;

•	possible tax uncertainties; and

•	projected collections of WRAM and MCBA receivables.
The quality and accuracy of those estimates and judgments will have an impact on our operating results and financial condition.
In addition, we must estimate unbilled revenues and costs as of the end of each accounting period. If our estimates are not accurate, we will be required to make an adjustment in a future period. Accounting rules permit us to use expense balancing accounts and memorandum accounts that include cost changes to us that are different from amounts incorporated into the rates approved by the commissions. These accounts result in expenses and revenues being recognized in periods other than in which they occurred.
Municipalities, water districts and other public agencies may condemn our property by eminent domain action.
State statutes allow municipalities, water districts and other public agencies to own and operate water systems.  These agencies are empowered to condemn water systems or real property  owned  by privately owned public utilities in certain circumstances and in compliance with California and federal law.  Additionally, whenever a public agency constructs facilities to extend its utility system into the service area of a privately owned public utility, such an act may constitute the taking of property and require reimbursement to the public utility for its loss.  If a public agency were to file an eminent domain lawsuit against us, we would incur substantial attorney’s fees, consultant and expert fees and other costs in considering a challenge to the right to take our utility property and/or its valuation for just compensation, as well as such fees and costs in any subsequent litigation if necessary. If the public agency prevailed and acquired our utility property,  we would be entitled to just compensation for our loss, but we would no longer have access to the condemned property or water system.  Neither would we be entitled to any portion of revenue generated from the use of such asset going forward.
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
The real properties owned are held in fee simple title. Properties owned by Cal Water are subject to the lien of an Indenture of Mortgage and Deed of Trust dated April 17, 2009 (the California Indenture), securing Cal Water's first mortgage bonds, of which $502.6 million was outstanding at December 31, 2015. The California Indenture contains certain restrictions common to such types of instruments regarding the disposition of property and includes various covenants and restrictions. At December 31, 2015, our California utility was in compliance with the covenants of the California Indenture.
Cal Water owns 624 wells and operates 5 leased wells. There are 437 owned storage tanks with a capacity of 273 million gallons, 2 leased storage tanks with a capacity of 0.4 million gallons, 29 managed storage tanks with a capacity of 20.8 million gallons, and 3 reservoirs with a capacity of 220 million gallons. Cal Water owns and operates 6 surface water treatment plants with a combined capacity of 46 million gallons per day. There are 5,794 miles of supply and distribution mains in the various systems.
Hawaii Water owns 22 wells and manages 5 irrigation wells. There are 24 storage tanks with a storage capacity of 20 million gallons. There are 70 miles of supply and distribution lines. Hawaii Water operates 5 wastewater treatment facilities with a combined capacity to process approximately 1.8 million gallons per day. There are 26 miles of sewer collection mains.
Washington Water owns 343 wells and manages 119 wells. There are 128 owned storage tanks and 34 managed storage tanks with a storage capacity of 10 million gallons. There are 330 miles of supply and distribution lines.
New Mexico Water owns 19 wells. There are 16 storage tanks with a storage capacity of 4.1 million gallons. There are 145 miles of supply and distribution lines. New Mexico operates 2 waste water treatment facilities with a combined capacity to process 0.5 million gallons per day. There are 34 miles of sewer collection mains.
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

PART II
Item 5.    Market for Registrant's Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Our common stock is traded on the New York Stock Exchange under the symbol "CWT." At December 31, 2015, there were 47,875,139 common shares outstanding. There were 2,048 common stockholders of record as of February 08, 2016.
During 2015, we paid a cash dividend of $0.6700 per common share, or $0.1675 per quarter. During 2014, we paid a cash dividend of $0.6500 per common share, or $0.1625 per quarter. On January 27, 2016, our Board of Directors declared a quarterly cash dividend of $0.1725 per common share payable on February 19, 2016, to stockholders of record on February 8, 2016. This represents our 49th consecutive year of increasing the annual dividend and marks the 284th consecutive quarterly dividend.
We presently intend to pay quarterly cash dividends in the future consistent with past practices, subject to our earnings and financial condition, restrictions set forth in our debt instruments, regulatory requirements and such other factors as our Board of Directors may deem relevant.
During 2015 and 2014, the common stock market price range and dividends per share for each quarter were as follows:

2015	First	Second	Third	Fourth
Common stock market price range:
High	$25.99	$25.30	$24.36	$24.35
Low	23.63	22.58	19.55	21.01
Dividends paid per common share	0.1675	0.1675	0.1675	0.1675

2014	First	Second	Third	Fourth
Common stock market price range:
High	$24.60	$24.37	$24.78	$26.37
Low	21.63	20.33	22.41	21.98
Dividends paid per common share	0.1625	0.1625	0.1625	0.1625
Five-Year Performance Graph
The following performance graph compares the changes in the cumulative shareholder return on California Water Service Group's common stock with the cumulative total return on the Robert W. Baird Water Utility Index and the Standard & Poor's 500 Index during the last five years ended December 31, 2015. The comparison assumes $100 was invested on December 31, 2010, in California Water Service Group's common stock and in each of the forgoing indices and assumes reinvestment of dividends.

Performance Graph Data

The following descriptive data is supplied in accordance with Rule 304(d) of Regulations S-T:

	2010	2011	2012	2013	2014	2015
California Water Service Group	105	106	110	143	157	157
S&P 500	115	117	136	180	205	205
RW Baird Water Utility Index	120	138	166	195	241	241
An initial $10,000 investment in the common stock of California Water Service Group on December 31, 2009 including reinvestment of dividends would be worth $15,700 at the end of the 5-year period ending December 31, 2015.
Item 6.    Selected Financial Data.
The following selected consolidated financial data should be read in conjunction with our Consolidated Financial Statements and the Notes thereto and the information contained in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."
Historical results are not necessarily indicative of future results.

FIVE YEAR FINANCIAL REVIEW

	2015	2014	2013	2012	2011
	(Dollars in thousands, except per common share and other data)
Summary of Operations
Operating revenue
Residential	$416,102	$406,322	$406,824	$394,736	$375,703
Business	116,639	111,438	111,529	106,674	100,050
Industrial	31,725	24,957	26,290	25,467	24,612
Public authorities	26,042	30,810	31,067	29,568	28,278
Other	18,094	16,766	17,553	26,567	(3,033)
MCBA net adjustment to increase (reduce) adopted revenue	(20,234)	7,206	(9,160)	(23,046)	(23,796)
Total operating revenue	588,368	597,499	584,103	559,966	501,814
Operating expenses	517,215	515,652	510,098	486,123	434,647
Interest expense, other income and expenses, net	26,136	25,109	26,751	25,015	29,455
Net income	$45,017	$56,738	$47,254	$48,828	$37,712
Common Share Data
Earnings per share—diluted	$0.94	$1.19	$1.02	$1.17	$0.90
Dividend paid	0.670	0.650	0.640	0.630	0.615
Dividend payout ratio	71%	55%	63%	54%	68%
Book value per share	$13.41	$13.11	$12.54	$11.30	$10.76
Market price at year-end	23.27	24.61	23.07	18.35	18.26
Common shares outstanding at year-end (in thousands)	47,875	47,806	47,741	41,908	41,817
Return on average common stockholders' equity	7.1%	9.3%	8.8%	10.6%	8.5%
Long-term debt interest coverage	3.67	4.29	3.42	3.45	3.11
Balance Sheet Data
Net utility plant	$1,701,768	$1,590,431	$1,515,831	$1,457,056	$1,381,119
Total assets	2,246,095	2,187,351	1,959,855	1,995,924	1,854,587
Long-term debt including current portion	518,887	425,840	434,050	481,250	488,165
Capitalization ratios:
Common stockholders' equity	55.3%	59.5%	58.0%	49.6%	48.0%
Long-term debt	44.7%	40.5%	42.0%	50.4%	52.0%
Other Data
Estimated water production (million gallons)
Wells and surface supply	51,413	61,848	64,161	66,184	64,100
Purchased	47,486	56,434	62,202	59,708	56,253
Total estimated water production	98,899	118,282	126,363	125,892	120,353
Metered customers	477,300	472,500	464,800	458,400	451,900
Flat-rate customers	31,700	33,600	38,100	42,300	47,600
Customers at year-end**	509,000	506,100	502,900	500,700	499,500
New customers added	2,900	3,200	2,200	1,200	1,600
Revenue per customer	$1,156	$1,181	$1,161	$1,118	$1,005
Utility plant per customer	4,925	4,628	4,401	4,187	3,925
Employees at year-end	1,155	1,105	1,125	1,131	1,132
_______________________________________________________________________________

**	Includes customers of the City of Hawthorne and City of Commerce

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview
In 2015 and 2014, net income was $45.0 million and $56.7 million, respectively. Diluted earnings per share decreased $0.25 to $0.94 or 21.0% from 2014 to 2015. Net income decreased $11.7 million mostly due to a decrease in estimated unbilled revenue of $4.9 million in 2015, a $4.8 million tax benefit in 2014 that did not recur in 2015, and increases in drought-related costs in 2015. The decrease to net income was partially offset by decreases in water treatment and uninsured loss expenses. The decrease in the estimated unbilled revenue was driven by a reduction in customer consumption associated with the California drought and water conservation programs.  Estimated unbilled revenue, which includes estimates of unbilled drought surcharges, is not included in the WRAM until it is billed. Unbilled revenue is seasonal and the pattern of estimated unbilled revenue changes can fluctuate on a year-to-year basis. Net other income decreased $0.7 million to $1.1 million in 2015 due primarily to an unrealized loss on our benefit plan insurance investments.
In 2014 and 2013, net income was $56.7 million and $47.3 million, respectively. Diluted earnings per share increased $0.17 to $1.19 or 16.7% from 2013 to 2014. Net income increased $9.5 million mostly due to incremental revenue with the approval of our 2012 GRC in California, a $4.8 million tax benefit in 2014 and reductions to administrative and general, other operations, net interest, and property tax expenses. We achieved these cost reductions primarily because we operated within our budget in 2014. The increase to net income was partially offset by increases in employee wages, income tax, maintenance, and depreciation and amortization expenses and a reduction to other income.
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
Revenue Recognition
Revenue generally includes monthly cycle customer billings for regulated water and wastewater services at rates authorized by the Commissions (plus an estimate for water used between the customer's last meter reading and the end of the accounting period) and billings to certain non-regulated customers at rates authorized by contract with government agencies.
The Company's regulated water and waste water revenue requirements are authorized by the Commissions in the states in which we operate. The revenue requirements are intended to provide the Company a reasonable opportunity to recover its cost of service and earn a return on investments.
For metered customers, Cal Water recognizes revenue from rates which are designed and authorized by the CPUC. Under the WRAM, Cal Water records the adopted level of volumetric revenues, which would include recovery of cost of service and a return on investments as established by the CPUC for metered accounts. The adopted volumetric revenue considers the seasonality of consumption of water based upon historical averages. The variance between adopted volumetric revenues and actual billed volumetric revenues for metered accounts is recorded as a component of revenue with an offsetting entry to a regulatory asset or liability balancing account (tracked individually for each Cal Water district) subject to certain criteria under the accounting for regulated operations. The variance amount represents amounts that will be billed or refunded to customers in the future. In addition to volumetric revenues, the revenue requirements approved by the CPUC include service charges, flat rate charges, and other items not subject to the WRAM.
Cost-recovery rates are designed to permit full recovery of certain costs allowed to be recovered by the commissions. Cost-recovery rates such as the MCBA provides for recovery of adopted expense levels for purchased water, purchased power and pump taxes, as established by the CPUC. In addition, cost-recovery rates include recovery of cost related to water conservation programs and certain other operating expenses adopted by the CPUC. Variances (which include the effects of changes in both rate and volume for the MCBA) between adopted and actual costs are recorded as a component of revenue, as the amount of such variances will be recovered from or refunded to our customers at a later date. Cost-recovery expenses are generally recognized when the expenses are incurred with no markup for return or profit.
The balances in the WRAM and MCBA assets and liabilities accounts will fluctuate on a monthly basis depending upon the variance between adopted and actual results. The recovery or refund of the WRAM is netted against the MCBA over- or under-recovery for the corresponding district and the deferred net balances are interest bearing at the current 90 day commercial paper rate. At the end of the calendar year, Cal Water files with the CPUC to refund or collect the balance in the accounts. the majority of undercollected net WRAM and MCBA receivable balances are collected over 12 and 18  months. Cal Water defers any net WRAM and MCBA revenues and associated costs whenever the net receivable balances are estimated to be collected more than 24 months after the respective reporting period in which it was recorded. The deferred net WRAM and MCBA revenue and associated costs were determined using forecasts of customer consumption trends in future reporting periods and the timing of when the CPUC will authorize Cal Water's filings to recover unbilled balances. Deferred revenues and associated costs are recorded in the periods when the collection is within 24 months of the respective reporting period.
Customers meter reads occur on various business days throughout the month. As a result, there are unmetered or unbilled customer usage each month. The estimated unbilled revenue for monthly unmetered customer usage is recorded using the number of unbilled days for that month and average daily customer billing rate for the previous month. The average daily customer billing rate for the previous month fluctuates depending on customer usage. Estimated unbilled revenue is not included in the WRAM until it is billed.
Flat rate customers are billed in advance at the beginning of the service period. The revenue is prorated so that the portion of revenue applicable to the current period is included in that period's revenue, with the balance recorded as unearned revenue on the balance sheet and recognized as revenue when earned in the subsequent accounting period. Our unearned revenue liability was $1.3 million as of December 31, 2015 and was $1.5 million as of December 31, 2014. This liability is included in "other accrued liabilities" on our consolidated balance sheets.
Regulated Utility Accounting
Because we operate almost exclusively in a regulated business, we are subject to the accounting standards for regulated utilities. The Commissions in the states in which we operate establish rates that are designed to permit the recovery of the cost of service and a return on investment. We capitalize and record regulatory assets for costs that would otherwise be charged to expense if it is probable that the incurred costs will be recovered in future rates. Regulatory assets are amortized over the future periods that the costs are expected to be recovered. If costs expected to be incurred in the future are currently being recovered through rates, we record those expected future costs as regulatory liabilities. In addition, we record regulatory liabilities when the Commissions require a refund to be made to our customers over future periods.
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
Income Taxes
We account for income taxes using the asset and liability method. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. We measure deferred tax assets and liabilities at enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We recognize the effect on the deferred tax assets and liabilities of a change in tax rate in the period that includes the enactment date. We must also assess the likelihood that deferred tax assets will be recovered in future taxable income and, to the extent recovery is not probable, a valuation allowance would be recorded. In management's view, a valuation allowance was not required as of December 31, 2015 and December 31, 2014.
We anticipate that future rate actions by the regulatory commissions will reflect revenue requirements for the tax effects of temporary differences recognized, which have previously been passed through to customers. The regulatory commissions have granted the Company permission to reflect the normalization of the tax benefits of the federal accelerated methods and available Investment Tax Credits (ITCs) for all assets placed in service after 1980. ITCs are deferred and amortized over the lives of the related properties for book purposes. The CPUC requires flow-through accounting for state deferred taxes.

During 2012 and 2013, the Company filed applications for tax accounting method changes with the Internal Revenue Service (IRS) to implement final tangible property regulations specifically in regards to repairs and maintenance deductions. These tax regulations allowed the Company to take deductions of linear asset costs previously capitalized for book and tax purposes for the repair and maintenance within the guidance of the final tangible property regulations.
On December 19, 2014, the Tax Increase Prevention Act of 2014, which, among other provisions, retroactively extended the application of bonus depreciation to qualified property placed in service through the end of 2014. On December 18, 2015, Congress passed a tax extenders package, Protecting Americans from Tax Hikes (PATH) Act of 2015, which extended bonus depreciation. The provision extended bonus depreciation for property acquired and placed in service during 2015, 2016, 2017, 2018 and 2019. The Company estimated $6 million for 2015 bonus depreciation, which increased the deferred tax liability by $2.1 million.
The total federal NOL carry-forward was $43.9 million and the state NOL carry-forward was $58.2 million as of December 31, 2015 net of any unrecognized tax benefit. Management has concluded that the NOL carry-forward amounts are more likely than not to be recovered and therefore require no valuation allowance. The NOL carry-forward will begin to expire in 2032.
As of December 31, 2015 we recorded unrecognized tax benefits of approximately $10.3 million. Included in the balance of unrecognized tax benefits is approximately $2.1 million of tax benefits that, if recognized, would result in an adjustment to the Company's effective tax rate. The Company does not expect its unrecognized tax benefits to change significantly within the next 12 months.
Pension and Postretirement Health Care Benefits
We incur costs associated with our pension and postretirement health care benefits plans. To measure the expense of these benefits, our management must estimate compensation increases, mortality rates, future health cost increases and discount rates used to value related liabilities and to determine appropriate funding. Different estimates used by our management could result in significant variances in the cost recognized for pension and postretirement health care benefit plans. The estimates used are based on historical experience, current facts, future expectations, and recommendations from independent advisors and actuaries. We use an investment advisor to provide advice in managing the plan's investments. We anticipate any increases in funding for the pension benefits plans will be recovered in future rate filings, thereby mitigating the financial impact. We believe it is probable that future costs will be recovered in future rates and therefore have recorded a regulatory asset in accordance with generally accepted accounting principles.
Changes to the pension benefits actuarial assumptions can significantly affect pension costs, regulatory assets, and liabilities. The following table reflects the sensitivity of pension amounts reported for the year ended December 31, 2015, to changes in actuarial assumptions:

	Increase/(Decrease) in Pension Benefits Actuarial Assumption	Increase/(Decrease) in 2015 Net Periodic Benefit Cost	Increase/(Decrease) in Projected Benefit Obligation as of December 31, 2015
Discount rate	(0.5)%	$6,402	$50,109
Long-term rate of return on plan assets	(0.5)%	1,472	—
Rate of compensation increases	(0.5)%	(2,563)	(12,724)
Cost of living adjustment	(0.5)%	(4,968)	(31,720)
Discount rate	0.5%	(5,600)	(43,691)
Long-term rate of return on plan assets	0.5%	(1,472)	—
Rate of compensation increases	0.5%	2,790	13,735

Results of Operations
Operating Revenue
Operating revenue in 2015 was $588.4 million, a decrease of $9.1 million, or 1.5%, over 2014. Operating revenue in 2014 was $597.5 million, an increase of $13.4 million, or 2.3%, over 2013. The estimated sources of changes in operating revenue were:

	2015	2014
	Dollars in millions
Net change due to rate changes, usage, and other (1)	$9.7	$5.2
MCBA revenue (2)	(27.4)	16.4
Other balancing account revenue (3)	12.1	(6.7)
Deferral of revenue (4)	(3.5)	(1.0)
Net change	$(9.1)	$13.9
_______________________________________________________________________________

(1)
The operating revenue increase in 2015 resulted from rate increases (see table in Rates and Regulation section below) which was partially offset by a $7.3 million reduction in estimated unbilled revenue in 2015 mostly due to a decrease in customer consumption and the Cal Water 2012 GRC decision rate design changes in 2014. In 2014, operating revenue increase is due to rate increases (see table in Rates and Regulation section below) and an increase of $5.1 million in estimated unbilled revenue mostly due to rate design changes in Cal Water 2012 GRC decision.

(2)
The MCBA revenue decrease in 2015 resulted from a significant reduction in customer consumption in California caused by drought conditions. As required by the MCBA mechanism, the reduction to water production costs in California also reduced operating revenue in the same amount. In 2014, the operating revenue increases were because of an increase in water production costs compared to adopted water production costs.

(3)
The other balancing accounts revenue consists of the pension, conservation and health care balancing account revenues. Pension and conservation balancing account revenues are the differences between actual expenses and adopted rate recovery. Health care balancing account revenue is 85% of the difference between actual health care expenses and adopted rate recovery. In 2015, the increase in revenue was due to an increase in pension expense and an increase in conservation spending. In 2014, the decrease in revenue was mainly due to a decrease in conservation spending and a decrease in pension expenses.

(4)
The deferral of revenue is the balancing account balances that are expected to be collected from customers beyond 24 months following the end of the accounting period in which these revenues were recorded. In 2015, the balancing account balance increased as a result of a significant reduction in customer consumption in California caused by drought conditions. In 2014, the balancing account balance increased due to the delay in the 2012 GRC.

Water Production Expenses
Water production expenses, which consist of purchased water, purchased power, and pump taxes, comprise the largest segment of total operating expenses. Water production costs accounted for 40.2%, 43.4%, and 44.3%, of total operating costs in 2015, 2014, and 2013, respectively. The rates charged for wholesale water supplies, electricity, and pump taxes are established by various public agencies. As such, these rates are beyond our control.
The table below provides the amount of increases and percent changes in water production costs during the past 2 years:

	2015			2014
	Amount	Change	% Change	Amount	Change	% Change
	Dollars in millions
Purchased water	$168.5	$(9.4)	(5.3)%	$177.9	$(5.2)	(2.8)%
Purchased power	27.9	(5.2)	(15.7)%	33.1	0.9	2.8%
Pump taxes	11.5	(1.4)	(10.9)%	12.9	2.1	19.4%
Total water production expenses	$207.9	$(16.0)	(7.1)%	$223.9	$(2.2)	(1.0)%
The principal factors affecting water production expenses are the quantity, price and source of the water. Generally, water from wells costs less than water purchased from wholesale suppliers.

The table below provides the amounts, percentage change, and source mix for the respective years:

	2015		2014		2013
	MG	% of Total	MG	% of Total	MG	% of Total
	Millions of gallons (MG)
Source:
Wells	48,201	48.7%	57,866	48.9%	58,435	46.3%
% change from prior year	(16.7)%		(1.0)%		(2.5)%
Purchased	47,486	48.0%	56,434	47.7%	62,202	49.2%
% change from prior year	(15.9)%		(9.3)%		4.2%
Surface	3,212	3.3%	3,982	3.4%	5,727	4.5%
% change from prior year	(19.3)%		(30.5)%		(8.4)%
Total	98,899	100.0%	118,282	100.0%	126,364	100.0%
% change from prior year	(16.4)%		(6.4)%		0.4%
Purchased water expenses are affected by changes in quantities purchased, supplier prices, and cost differences between wholesale suppliers. The MCBA mechanism is designed to recover all incurred purchase water expenses.
For 2015, the $9.4 million decrease in purchased water is due to 15.9% decrease in purchased quantities. On an overall blended basis, wholesale water rates increased 13.1% on a cost-per-million-gallon basis in 2015. Purchased water expense for 2015 was partially offset by lease water rights credits of $0.3 million.
For 2014, the $5.2 million decrease in purchased water is due to 9.3% decrease in purchased quantities. On an overall blended basis, wholesale water rates increased 7.9% on a cost-per-million-gallon basis in 2014. Purchased water expense for 2014 was partially offset by lease water rights credits of $0.7 million.
Purchased power expenses are affected by the quantity of water pumped from wells and moved through the distribution system, rates charged by electric utility companies, and rate structures applied to usage during peak and non-peak times of the day or season. In 2015, purchased power expense decreased $5.2 million, or 15.7% mainly due to 16.4% decrease in water production. In 2014, purchased power expense increased $0.9 million, or 2.8% primarily due to power supplier rate increases.
Changes in climate change regulations could increase the cost of purchased power which in turn would result in an increase in the rates our power suppliers charge us. Any change in pricing of our purchased power in California would be recovered from our customers by the MCBA. Any change in power costs in other states would be requested to be recovered by the customers in those states. The impact of such legislation, is dependent upon the enacted date, the factors that impact our suppliers cost structure, and their ability to pass the costs to us in their approved tariffs. These items are not known at this time.
Administrative and General Expenses
Administrative and general expenses include payroll related to administrative and general functions, all employee benefits charged to expense accounts, insurance expenses, legal fees, expenses associated with being a public company, and general corporate expenses.
During 2015, administrative and general expenses increased $15.7 million or 16.2%, as compared to 2014. The increase was mostly due to increases in employee pension and other postretirement benefit costs of $11.9 million, employee wage increases of $2.3 million, and drought-related expense increases of $3.3 million. These cost increases were partially offset by a $2.4 million decrease in employee health care costs, $1.6 million decrease in uninsured losses, and $1.0 million decrease in outside services. Wage increases became effective January 1, 2015. Employee pension benefit expenses are fully recovered in rates and are tracked in a balancing account, such that revenues are recovered on a dollar-for-dollar basis up to the amounts authorized in the 2012 GRC. Employee and retiree medical expenses are recovered in rates up to 85% of adopted values and are tracked in a balancing account as authorized in the 2012 GRC.
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
During 2015, other operating expenses increased $1.4 million, or 2.2%, compared to 2014. The increase was mostly due to conservation program expense increases of $3.2 million, employee wage increases of $1.4 million, and drought-related expense increases of $0.6 million which was partially offset by water treatment cost decreases of $2.1 million. Conservation program expenses are fully recovered in rates and are tracked in a balancing account, such that revenues are recovered on a dollar-for-dollar basis up to the amounts authorized in the 2012 GRC.
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
Maintenance
Maintenance expenses increased $1.6 million, or 8.1%, in 2015, compared to 2014 due to increased costs for repairs of transmission and distribution mains.
Maintenance expenses increased $2.5 million, or 14.3%, in 2014, compared to 2013 due to increased costs for repairs of groundwater treatment facilities, transmission and distribution mains, pumping equipment, and wells.
Depreciation and Amortization
Depreciation and amortization increased $0.2 million in 2015, or 0.3%, mostly due to 2014 capital additions.
Depreciation and amortization increased $2.9 million in 2014, or 5.0%, mostly due to 2013 capital additions.
Our capital expenditures in California will be impacted by certain California environmental legislation passed in prior years. The CEQA permitting process involved in certain capital projects has increased the administrative cost of certain projects. California emission controls are expected to increase the cost of vehicle acquisitions. Certain existing vehicles will also have to be retrofitted to comply with the current legislation. The costs will be recovered via depreciation expense by our customers upon the filing of future general rate cases.
Income Taxes
For 2015, income taxes decreased $2.2 million as compared to 2014. The decrease was mostly due to a decrease in net operating income which was partially offset by a $4.8 million tax benefit in 2014 and none in 2015. Income tax on other income and expenses in 2015 decreased $0.5 million mostly due to a decrease in non-operating income as compared to the prior year.
For 2014, income taxes increased $7.7 million as compared to 2013. The increase was mostly due to an increase in net operating income and a decrease in tax benefits as compared to the prior year. Income tax on other income and expenses in 2014 decreased $0.2 million mostly due to an increase in corporate development costs as compared to the prior year.
Property and Other Taxes
For 2015, property and other taxes increased $0.8 million, or 4.0% from 2014. The increase was mostly due to an increase in our assessed property values because of utility plant placed in service during 2014.
For 2014, property and other taxes decreased $0.8 million, or 3.6% from 2013. The decrease was mostly due to a reduction in our assessed property values which was partially offset by taxes on utility plant placed in service during 2013 and increased payroll and franchise taxes.
Non-Regulated Revenue and Expense, Net
In 2015, non-regulated income net of expenses decreased $0.7 million, or 38.3%, compared to 2014. The decrease was mostly due to an unrealized loss on our benefit plan insurance investments.
In 2014, non-regulated income net of expenses decreased $0.3 million, or 12.8%, compared to 2013. The decrease was mostly due to an increase in corporate development costs and lower unrealized gains on our benefit plan insurance investments.

Interest Expenses
In 2015, net interest expense, increased $0.3 million compared to 2014. The increase was mostly due to $100.0 million of first mortgage bonds issued in October 2015 which was partially offset by an increase in capitalized interest charged to construction projects.
In 2014, net interest expense, decreased $1.9 million compared to 2013. The decrease was mostly due to $40.0 million of first mortgage bonds maturing during the fourth quarter of 2013 which was partially offset by an increase in short term borrowings and a decrease in capitalized interest charged to construction projects.
Rates and Regulation
The following is a summary of 2015 rate filings. California decisions and resolutions may be found on the CPUC website at www.cpuc.ca.gov.

Type of Filing	Decision/Resolution	Approval Date	Increase (Decrease) Annual Revenue	CA District/ Subsidiary
GRC and Offset Filings
Step Rate Increase	AL 2149-2151, 2156	Jan 2015	$4.8 million	16 districts
2015 Expense Offset	AL 2171	Jun 2015	$0.4 million	1 district
2015 Expense Offset	AL 2180-2187	Jul 2015	$26.0 million	7 districts
2015 Expense Offset	AL 2194	Sept 2015	$1.6 million	1 district
2015 Rate Base Offset	AL 2172-2178	Jul 2015	$2.7 million	7 districts
2015 Rate Base Offset	AL 2192-93	Sept 2015	$0.2 million	2 districts
Hawaii Water GRCs		Various	$5.1 million	Hawaii Water
Washington Water GRC		Jan 2015	$1.4 million	Washington Water
New Mexico Water		Various	$0.3 million	New Mexico
The estimated impact of current and prior year rate changes on operating revenues compared to prior years is listed in the following table:

	2015	2014	2013
	Dollars in millions
General Rate Case (GRC)(a)(b)	$1.0	$(4.0)	$1.2
Step rate increases	4.8	—	9.2
Offset (purchased water/pump taxes)	17.7	6.1	9.2
Balancing accounts, net	—	—	0.2
Other rate (decreases) increases	—	0.1	(6.2)
Total rate increases	$23.5	$2.2	$13.6
_______________________________________________________________________________

(a)
Includes rate changes for the Cal Water 2012 GRC decision and ratebase offsets in 2015 and 2014, Cal Water 2009 GRC decision and ratebase offsets in 2013, and Hawaii Water GRC decisions in 2015, 2014, and 2013.

(b)	Operating revenue increases from rate increases in New Mexico Water and Washington Water were not significant and were excluded from figures above.
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

California's normal weather pattern yields little precipitation between mid-spring and mid-fall. The Washington Water service areas receive precipitation in all seasons, with the heaviest amounts during the winter. New Mexico Water's rainfall is heaviest in the summer monsoon season. Hawaii Water receives precipitation throughout the year, with the largest amounts in the winter months. Water usage in all service areas is highest during the warm and dry summers and declines in the cool winter months. Rain and snow during the winter months replenish underground water aquifers and fill reservoirs, providing the water supply for subsequent delivery to customers. Management believes that supply pumped from underground aquifers and purchased from wholesale suppliers will be adequate to meet customer demand during 2016 and beyond. However, water rationing may be required in future periods, if declared by the state or local jurisdictions. Long-term water supply plans are developed for each of our districts to help assure an adequate water supply under various operating and supply conditions. Some districts have unique challenges in meeting water quality standards, but management believes that supplies will meet current standards using current treatment processes.
Liquidity and Capital Resources
Cash flow from Operations
During 2015, we generated cash flow from operations of $144.6 million, compared to $128.1 million during 2014. The increase in 2015 was mostly due to interim rates collections of $13.8 million as authorized by the Cal Water 2012 GRC decision.
During 2014, we generated cash flow from operations of $128.1 million, compared to $124.2 million during 2013. The increase during 2014 compared to 2013 was mostly due a $6.0 million refund for 2013 calendar year federal and state income tax payments, higher billing rates in 2014 due to the Cal Water 2012 GRC decision, timing of collections from customers, and the timing of liability payments also impacted the increase.
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
Investing Activities
During 2015, 2014 and 2013, we used $176.8 million, $132.0 million, and $123.0 million, respectively, of cash for capital expenditures, both company-funded and developer-funded. The 2015 capital expenditures exceeded the high end of the budgeted capital expenditures of $145.0 million. Annual expenditures fluctuate each year due to the availability of construction resources and our ability to obtain construction permits in a timely manner.
Financing Activities
During 2015, the Cal Water sold $100.0 million of first mortgage bonds and used the net proceeds of $99.3 million to pay down outstanding short-term borrowings and fund capital expenditures and general corporate purposes. Also, Cal Water scheduled the sale of $50.0 million of first mortgage bonds on March 16, 2016 to fund capital expenditures and general corporate purposes in 2016. In 2015, the Company borrowed $94.3 million, net of the expenses of $1.2 million, and paid down $141.0 million on our unsecured revolving credit facilities to fund capital expenditures and general corporate purposes. The Company added $16.0 million of advances and contributions in aid of construction, which was reduced by refunds to developers of $6.7 million.
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

On March 10, 2015, the Company and Cal Water entered into Syndicated Credit Agreements, which provide for unsecured revolving credit facilities of up to an initial aggregate amount of $450.0 million for a term of 5 years.  The Syndicated Credit Facilities amend, expand, and replace the Company’s and its subsidiaries’ existing credit facilities originally entered into on June 29, 2011.  The new credit facilities extended the terms until March 10, 2020, and increased the Company’s unsecured revolving line of credit. The Company and subsidiaries that it designates may borrow up to $150.0 million under the Company’s revolving credit facility. Cal Water may borrow up to $300.0 million under its revolving credit facility; however, all borrowings need to be repaid within twelve months unless otherwise authorized by the CPUC.  The credit facilities may each be expanded by up to $50.0 million subject to certain conditions.  The proceeds from the revolving credit facilities may be used for working capital purposes, including the short-term financing of capital projects.  The base loan rate may vary from LIBOR plus 72.5 basis points to LIBOR plus 95 basis points, depending on the Company’s total debt ratio.  Likewise, the unused commitment fee may vary from 8 basis points to 12.5 basis points based on the same ratio.

The undercollected WRAM and MCBA receivable balances were $42.0 million, $47.1 million, and $46.3 million as of December 31, 2015, 2014, and 2013, respectively. The decrease of $5.1 million as of December 31, 2015 compared to the prior year was mostly due to $36.9 million of drought surcharges in 2015 which was partially offset by delays between the timing of when water production cost increases were effective and when cost-offset filings were authorized in 2015. The increase of $0.8 million as of December 31, 2014 compared to the prior year was due to the timing of when cost-offset filings were authorized and when water production cost increases occurred in 2014. The undercollected net WRAM and MCBA receivable balances were primarily financed by Cal Water with short-term and long-term financing arrangements to meet operational cash requirements. Interest on the undercollected net WRAM and MCBA receivable balances, the interest recoverable from customers, is limited to the current 90-day commercial paper rate which is significantly lower than Cal Water's short and long-term financing rates.
Bond principal and other long-term debt payments were $7.0 million during 2015, $8.7 million during 2014, and $47.2 million during 2013. The decrease in 2015 compared to 2014 was primarily due to repayment of other long-term debt in 2014. The decrease in 2014 compared to 2013 was primarily due to the $40.0 million repayment of series MMM and NNN during 2013.
At the January 2016 meeting, the Board of Directors declared the quarterly dividend, increasing it for the 49th consecutive year. The quarterly dividend was raised from $0.1675 to $0.1725 per common share, or an annual rate of $0.69 per common share. Dividends have been paid for 70 consecutive years. The annual dividends paid per common share in 2015, 2014, and 2013 were $0.67, $0.65, and $0.64, respectively. Earnings not paid as dividends are reinvested in the business for the benefit of stockholders. The dividend payout ratio was 71% in 2015, 55% in 2014 and 63% in 2013, for an average of 62% over the 3-year period. Our long-term targeted dividend payout ratio is 60%.
Short-Term Financing
Short-term liquidity is provided by the bank lines of credit described above and by internally generated funds. Long-term financing is accomplished through the use of both debt and equity. As of December 31, 2015, there were short-term borrowings of $33.6 million outstanding on our unsecured revolving line of credit compared to $79.1 million outstanding on our original unsecured revolving line of credit as of December 31, 2014. The decrease during 2015 was mostly due to the sale of first mortgage bonds and use of the net proceeds to repay the balance owed on the Cal Water line of credit. As of December 31, 2014, there were short-term borrowings of $79.1 million outstanding on our unsecured revolving line of credit compared to $46.8 million outstanding on our original unsecured revolving line of credit as of December 31, 2013. The increase during 2014 was mostly due to financing of capital expenditures and general corporate purposes.
Given our ability to access our lines of credit on a daily basis, cash balances are managed to levels required for daily cash needs and excess cash is invested in short-term or cash equivalent instruments. Minimal operating levels of cash are maintained for Washington Water, New Mexico Water, and Hawaii Water.
The Company and subsidiaries which it designates may borrow up to $150 million under its short-term credit facility. Cal Water may borrow up to $300 million under its credit facility; however, all borrowings need to be repaid within 12 months unless otherwise authorized by the CPUC.
Both short-term credit agreements contain affirmative and negative covenants and events of default customary for credit facilities of this type including, among other things, limitations and prohibitions relating to additional indebtedness, liens, mergers, and asset sales. Also, these unsecured credit agreements contain financial covenants governing the Company and its subsidiaries' consolidated total debt ratio not to exceed 66.7% and interest coverage ratio of three or more. As of December 31, 2015, the Company's consolidated total debt ratio was 49.1% (trade payable and short term borrowings are included as debt for this calculation) and the interest ratio was greater than five. In summary, we have met all of the covenant requirements and are eligible to use the full amounts of these credit agreements.

On October 13, 2015, the Cal Water sold $100.0 million of first mortgage bonds and used the net proceeds of $99.3 million to pay down outstanding short-term borrowings, fund capital expenditures, and general corporate purposes. We made principal payments on first mortgage bonds and other long-term debt of $7.0 million during 2015. There was $0.5 million of new debt added to long-term debt during 2014, and we made principal payments on first mortgage bonds and other long-term debt of $8.7 million during 2014. Long-term financing, which includes first mortgage bonds, senior notes, other debt securities, and common stock, has typically been used to replace short-term borrowings and fund capital expenditures. Internally generated funds, after making dividend payments, provide positive cash flow, but have not been at a level to meet the needs of our capital expenditure requirements. Management expects this trend to continue given our capital expenditures plan for the next 5 years. Some capital expenditures are funded by payments received from developers for contributions in aid of construction or advances for construction. Funds received for contributions in aid of construction are non-refundable, whereas funds classified as advances in construction are refundable. Management believes long-term financing is available to meet our cash flow needs through issuances in both debt and equity instruments.
Long-Term Financing
Cal Water is authorized to issue $350.0 million of debt and common stock to finance capital projects and operations by a CPUC decision dated September 23, 2010.
In October 2015, Cal Water issued $100.0 million of first mortgage bonds and scheduled the sale of $50.0 million of first mortgage bonds on March 16, 2016 in accordance with the CPUC decision.
In March 2013, the Company sold 5,750,000 shares of its common stock in an underwritten public offering for cash proceeds of approximately $105.6 million, net of $5.1 million of underwriting discounts, commissions and offering expenses. Cal Water has issued approximately $77.0 million of its common stock in accordance with the CPUC decision.
In November 2010, Cal Water issued $100.0 million of first mortgage bonds in accordance with the CPUC decision.
Additional information regarding the bank borrowings and long-term debt is presented in Notes 7 and 8 in the Notes to Consolidated Financial Statements.
Off-Balance Sheet Transactions
We do not utilize off-balance-sheet financing or utilize special purpose entity arrangements for financing. We do not have equity ownership through joint ventures or partnership arrangements.

Contractual Obligations
The contractual obligations presented in the table below represent our estimates of future payments under fixed contractual obligations and commitments. Changes in our business needs, cancellation provisions and changes in interest rates, as well as action by third parties and other factors, may cause these estimates to change. Therefore, our actual payments in future periods may vary from those presented in the table below. The following table summarizes our contractual obligations as of December 31, 2015.

	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	After 5 Years
	(In thousands)
Long-term debt(*)	$560,769	$6,279	$42,270	$126,697	$385,523
Interest payments	409,538	29,008	60,000	48,186	272,344
Advances for construction	180,172	7,896	15,346	15,293	141,637
Pension and post retirement benefits(**)	238,412	10,276	24,967	31,261	171,908
Capital lease obligations(***)	10,827	1,109	2,125	2,188	5,405
Facility leases	5,599	910	1,159	702	2,828
System leases	2,183	845	1,338	—	—
Water supply contracts	565,414	23,398	46,854	46,855	448,307
TOTAL	$1,972,914	$79,721	$194,059	$271,182	$1,427,952
_______________________________________________________________________________

*	Excludes capital lease obligations as reported below. $50.0 million of first mortgage bonds scheduled to be sold in March 2016 is included in the table above.

**	Pension and post retirement benefits include $1.8 million of short-term pension obligations.

***	Capital lease obligations represent total cash payments to be made in the future and include interest expense of $2.7 million.
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
There are three capital leases; the most significant was the City of Hawthorne water system. In 2011, we entered into a 15-year capital lease agreement to operate the City of Hawthorne water system. The system, which is located near the Hermosa Redondo district, serves about half of Hawthorne's population. The lease agreement required us to make an up-front $8.1 million lease payment to the city that is being amortized over the lease term. Additionally, annual lease payments of $0.9 million are made to the city and shall be increased or decreased each year on July 1, by the same percentage that the rates charged to customers served by the water system increased or decreased, exclusive of pass-through increases or decreases in the cost of water, power, and city-imposed fees, compared to the rates in effect on July 1 of the prior year, provided, that in no event will the annual lease payment be less than $0.9 million. Under the lease, we are responsible for all aspects of system operation and capital improvements, although title to the system and system improvements reside with the city. In exchange, we receive all revenue from the water system, which was $8.0 million, $7.8 million, and $7.7 million in 2015, 2014, and 2013, respectively. At the end of the lease, the city is required to reimburse us for the unamortized value of capital improvements made during the term of the lease.
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
We have a contract with the Santa Clara Valley Water District, which contains minimum purchase obligations. The contract payment varies with the volume of water purchased above the minimum purchase levels. Management plans to continue to purchase and use at least the minimum quantity of water that is required to purchase under this contract in the future. Total paid to Santa Clara Valley Water District was $6.3 million, $5.5 million, and $7.4 million in 2015, 2014, and 2013, respectively.

The water supply contract with Stockton East Water District (SEWD) expires on April 1, 2035, requires a fixed, annual payment and does not vary during the year with the quantity of water delivered by the district. Due to the fixed price arrangement, we utilize as much water as possible from SEWD in order to minimize the cost of operating Company-owned wells used to supplement SEWD deliveries. The total paid under the contract was $9.8 million, $8.7 million, and $10.0 million in 2015, 2014, and 2013, respectively. Pricing under the contract varies annually. Estimated annual contractual obligations in the above table are based on the same payment level as 2015. Future cost increases by SEWD are expected to be offset by a decline in the allocation of costs to us as more of these costs are expected to be allocated to other SEWD customers due to growth within their service areas.
On September 21, 2005, we entered into an agreement with Kern County Water Agency (Agency) to obtain treated water for our operations. The term of the agreement is to January 1, 2035, or until the Agency's bonds are repaid. The Agency's bonds are described below. Under the terms of the agreement, we were obligated to purchase approximately 19,500 acre feet of treated water in 2015 and an incrementally higher volume of water for each subsequent year until 2018, when we are obligated to purchase 20,500 acre feet of treated water per year. We are obligated to pay a capital facilities charge and a treated water charge regardless of whether we can use the water in our operation, and we are obligated for these charges even if the Agency cannot produce an adequate amount to supply the 20,500 acre feet in the year. This agreement supersedes a prior agreement with Kern County Water Agency for the supply of 11,500 acre feet of water per year.
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
We pay a capital facilities charge and charges related to treated water that together total $7.6 million annually, which equates to $373 dollars per acre foot. Total treated water charge for 2015 was $2.8 million. As treated water is being delivered, we will also be obligated for our portion of the operating costs; that portion is currently estimated to be $22 dollars per acre foot. The actual amount will vary due to variations from estimates, inflation, and other changes in the cost structure. Our overall estimated cost of $373 dollars per acre foot is less than the estimated cost of procuring untreated water (assuming water rights could be obtained) and then providing treatment.
Capital Requirements
Capital requirements consist primarily of new construction expenditures for expanding and replacing utility plant facilities and the acquisition of water systems. They also include refunds of advances for construction.
Company-funded and developer-funded utility plant expenditures were $176.8 million, $132.0 million, and $123.0 million in 2015, 2014, and 2013, respectively. A majority of capital expenditures was associated with mains and water treatment equipment.
For 2016, the Company is estimating its capital expenditures to be between $180 million and $210 million based on the 2015 GRC in California and normal capital needs in the other subsidiaries. Capital expenditures in California are evaluated in the context of the pending GRC and may change as the case moves forward. We expect our annual capital expenditure to increase during the next five years due to increasing needs to replace and maintain infrastructure.

Management expects developer-funded expenditures in 2016. These expenditures will be financed by developers through refundable advances for construction and non-refundable contributions in aid of construction. Developers are required to deposit the cost of a water construction project with us prior to our commencing construction work, or the developers may construct the facilities themselves and deed the completed facilities to us. Funds are generally received in advance of incurring costs for these projects. Advances are normally refunded over a 40-year period without interest. Future payments for advances received are listed under contractual obligations above. Because non- company-funded construction activity is solely at the discretion of developers, we cannot predict the level of future activity. The cash flow impact is expected to be minor due to the structure of the arrangements.
Capital Structure
Common stockholders' equity was $642.2 million at December 31, 2015 compared to $626.6 million at December 31, 2014. The Company issued additional long-term debt of $99.3 million net of expenses in 2015. The Company did not sell shares of its common stock in 2015.
Total capitalization, including the current portion of long-term debt, at December 31, 2015, was $1,161.0 million and $1,052.0 million at December 31, 2014. In future periods, the Company intends to issue common stock and long-term debt to finance our operations. The capitalization ratios will vary depending upon the method we choose to finance our operations.
At December 31, capitalization ratios were:

	2015	2014
Common equity	55.3%	59.5%
Long-term debt	44.7%	40.5%
The return (from both regulated and non-regulated operations) on average common equity was 7.1% in 2015 compared to 9.3% in 2014. Cal Water does not include construction work in progress in its regulated rate base, instead including accumulated interest during construction in rate base as projects are completed. Construction work in progress for Cal Water was $135.9 million at December 31, 2015 and $84.4 million at December 31, 2014. The return on average common equity excluding construction work in progress was 8.6% and 10.9% in 2015 and 2014, respectively
Acquisitions
In 2015, 2014, and 2013 there were no significant acquisitions.
Real Estate Program
We own real estate. From time to time, certain parcels are deemed no longer used or useful for water utility operations. Most surplus properties have a low cost basis. We developed a program to realize the value of certain surplus properties through sale or lease of those properties. The program will be ongoing for a period of several years. Property sales produced pretax gains $0.3 million in 2015 and less than $0.1 million in 2014 and 2013. As sales are dependent on real estate market conditions, future sales, if any, may or may not be at prior year levels.
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
Over the next 12 months, approximately $6.6 million of the $518.9 million of existing long-term debt instruments will mature or require sinking fund payments. Applying a hypothetical 10 percent increase in the rate of interest charged on those borrowings would not have a material effect on our earnings.

Item 8.    Financial Statements and Supplementary Data.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
California Water Service Group
San Jose, California

We have audited the accompanying consolidated balance sheets of California Water Service Group and subsidiaries (the "Company") as of December 31, 2015 and 2014, and the related consolidated statements of income, common stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2015. We also have audited the Company's internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company's internal control over financial reporting based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of California Water Service Group and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
/S/ DELOITTE & TOUCHE LLP
San Francisco, California
February 25, 2016

CALIFORNIA WATER SERVICE GROUP
Consolidated Balance Sheets

	December 31,
	2015	2014
	(In thousands, except per share data)
ASSETS
Utility plant:
Land	$42,264	$42,181
Depreciable plant and equipment	2,301,841	2,191,194
Construction work in progress	141,622	90,328
Intangible assets	21,219	18,768
Total utility plant	2,506,946	2,342,471
Less accumulated depreciation and amortization	(805,178)	(752,040)
Net utility plant	1,701,768	1,590,431
Current assets:
Cash and cash equivalents	8,837	19,587
Receivables: net of allowance for doubtful accounts of $730 and $697 in 2015 and 2014, respectively
Customers	31,512	25,803
Regulatory balancing accounts	35,052	53,199
Other	14,760	14,136
Unbilled revenue	23,181	23,740
Materials and supplies at weighted average cost	6,339	6,041
Taxes, prepaid expenses, and other assets	7,897	11,618
Total current assets	127,578	154,124
Other assets:
Regulatory assets	361,893	390,331
Unamortized debt premium and expense	4,842	4,640
Goodwill	2,615	2,615
Other	47,399	45,210
Total other assets	416,749	442,796
	$2,246,095	$2,187,351
CAPITALIZATION AND LIABILITIES
Capitalization:
Common stock, $0.01 par value; 68,000 shares authorized, 47,875 and 47,806 outstanding in 2015 and 2014, respectively	$479	$478
Additional paid-in capital	333,135	330,558
Retained earnings	308,541	295,590
Total common stockholders' equity	642,155	626,626
Long-term debt, less current maturities	512,287	419,233
Total capitalization	1,154,442	1,045,859
Current liabilities:
Current maturities of long-term debt	6,600	6,607
Short-term borrowings	33,615	79,115
Accounts payable	66,380	59,395
Regulatory balancing accounts	2,227	6,126
Accrued other taxes	3,417	4,059
Accrued interest	5,088	4,194
Other accrued liabilities	31,128	58,210
Total current liabilities	148,455	217,706
Unamortized investment tax credits	1,872	2,032
Deferred income taxes	264,897	214,842
Regulatory liabilities	35,264	36,447
Pension and postretirement benefits other than pension	236,266	270,865
Advances for construction	180,172	182,284
Contributions in aid of construction	177,577	170,484
Other long-term liabilities	47,150	46,832
Commitments and contingencies	—	—
	$2,246,095	$2,187,351
See accompanying Notes to Consolidated Financial Statements.

CALIFORNIA WATER SERVICE GROUP
Consolidated Statements of Income

	For the Years Ended December 31,
	2015	2014	2013
	(In thousands, except per share data)
Operating revenue	$588,368	$597,499	$584,103
Operating expenses:
Operations:
Purchased water	168,557	177,884	183,046
Purchased power	27,890	33,159	32,220
Pump taxes	11,479	12,898	10,795
Administrative and general	113,110	97,373	98,055
Other	67,248	65,807	69,738
Maintenance	21,463	19,854	17,368
Depreciation and amortization	61,381	61,217	58,320
Income taxes	24,528	26,727	19,047
Property and other taxes	21,559	20,733	21,509
Total operating expenses	517,215	515,652	510,098
Net operating income	71,153	81,847	74,005
Other income and expenses:
Non-regulated revenue	15,624	17,318	14,795
Non-regulated expense	(14,044)	(14,285)	(11,265)
Gain on sale of non-utility property	315	51	—
Income tax (expense) on other income and expenses	(761)	(1,245)	(1,422)
Net other income	1,134	1,839	2,108
Interest expense:
Interest expense	29,185	28,483	30,897
Less: capitalized interest	(1,915)	(1,535)	(2,038)
Net interest expense	27,270	26,948	28,859
Net income	$45,017	$56,738	$47,254
Earnings per share:
Basic	$0.94	$1.19	$1.02
Diluted	$0.94	$1.19	$1.02
Weighted average number of common shares outstanding:
Basic	47,865	47,791	46,384
Diluted	47,880	47,829	46,417
See accompanying Notes to Consolidated Financial Statements.

CALIFORNIA WATER SERVICE GROUP
Consolidated Statements of Common Stockholders' Equity
For the Years Ended December 31, 2015, 2014 and 2013

	Common Stock		Additional Paid-in Capital	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
	(In thousands)
Balance at December 31, 2012	41,908	$419	$221,013	$252,280	$473,712
Net income	—	—	—	47,254	47,254
Issuance of common stock	5,833	58	107,351	—	107,409
Dividends paid on common stock ($0.640 per share)	—	—	—	(29,619)	(29,619)
Balance at December 31, 2013	47,741	477	328,364	269,915	598,756
Net income	—	—	—	56,738	56,738
Issuance of common stock	65	1	2,194	—	2,195
Dividends paid on common stock ($0.650 per share)	—	—	—	(31,063)	(31,063)
Balance at December 31, 2014	47,806	478	330,558	295,590	626,626
Net income				45,017	45,017
Issuance of common stock	69	1	2,577		2,578
Dividends paid on common stock ($0.670 per share)				(32,066)	(32,066)
Balance at December 31, 2015	47,875	$479	$333,135	$308,541	$642,155
See accompanying Notes to Consolidated Financial Statements.

CALIFORNIA WATER SERVICE GROUP
Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2015	2014	2013
	(In thousands)
Operating activities:
Net income	$45,017	$56,738	$47,254
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	63,182	63,322	60,250
Amortization of debt premium and expenses	825	797	1,081
Changes in deferred income taxes	24,393	34,125	9,800
Change in value of life insurance contracts	218	(994)	(1,878)
Stock-based compensation	2,578	2,195	1,832
(Gain) on sale of non-utility property	(315)	(51)	—
Changes in operating assets and liabilities:
Receivables	1,855	4,983	(7,201)
Unbilled revenue	559	(6,706)	(1,640)
Taxes, prepaid expenses, and other assets	(2,366)	(4,160)	1,490
Accounts payable	(819)	(1,370)	3,809
Other current liabilities	(1,106)	(5,428)	(868)
Other changes in noncurrent assets and liabilities	10,610	(15,318)	10,244
Net cash provided by operating activities	144,631	128,133	124,173
Investing activities:
Utility plant expenditures	(176,833)	(132,015)	(122,988)
Proceeds from sale of non-utility assets	319	57	—
Purchase of life insurance	(2,032)	(3,207)	(3,281)
Change in restricted cash	288	396	1,073
Net cash used in investing activities	(178,258)	(134,769)	(125,196)
Financing activities:
Short-term borrowings net of expenses of $1,197 for 2015, none for 2014 and 2013	94,303	117,300	70,615
Repayment of short-term borrowings	(141,000)	(85,000)	(113,275)
Issuance of common stock	—	—	110,688
Common stock issuance cost	—	—	(5,111)
Issuance of long-term debt, net of expenses of $707 for 2015, none for 2014 and 2013	99,343	497	48
Advances and contributions in aid of construction	16,026	12,329	10,563
Refunds of advances for construction	(6,726)	(6,641)	(6,922)
Retirement of long-term debt	(7,003)	(8,705)	(47,248)
Dividends paid	(32,066)	(31,063)	(29,619)
Net cash provided by (used in) financing activities	22,877	(1,283)	(10,261)
Change in cash and cash equivalents	(10,750)	(7,919)	(11,284)
Cash and cash equivalents at beginning of year	19,587	27,506	38,790
Cash and cash equivalents at end of year	$8,837	$19,587	$27,506
Supplemental disclosures of cash flow information:
Cash paid (received) during the year for:
Interest (net of amounts capitalized)	$25,345	$21,722	$28,171
Income taxes	—	—	7,700
Income tax refunds	—	(6,000)	—
Supplemental disclosure of investing and financing non-cash activities:
Accrued payables for investments in utility plant	21,546	15,621	9,932
Utility plant contributed by developers	7,383	11,556	17,329
Litigation proceeds for MTBE contamination reclassified from other long-term liabilities to Capital	332	—	7,029
See accompanying Notes to Consolidated Financial Statements.

CALIFORNIA WATER SERVICE GROUP
Notes to Consolidated Financial Statements
December 31, 2015, 2014, and 2013
Dollar amounts in thousands unless otherwise stated
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
Cost-recovery rates are designed to permit full recovery of certain costs allowed to be recovered by the Commissions. Cost-recovery rates such as the MCBA provides for recovery of adopted expense levels for purchased water, purchased power and pump taxes, as established by the CPUC. In addition, cost-recovery rates include recovery of costs related to water conservation programs and certain other operating expenses adopted by the CPUC. Variances (which include the effects of changes in both rates and volumes for the MCBA) between adopted and actual costs are recorded as a component of revenue, as the amount of such variances will be recovered from or refunded to our customers at a later date. Cost-recovery expenses are generally recognized when expenses are incurred with no markup for return or profit.

CALIFORNIA WATER SERVICE GROUP
Notes to Consolidated Financial Statements (Continued)
December 31, 2015, 2014, and 2013
Dollar amounts in thousands unless otherwise stated
2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The balances in the WRAM and MCBA assets and liabilities accounts will fluctuate on a monthly basis depending upon the variance between adopted and actual results. The recovery or refund of the WRAM is netted against the MCBA over- or under-recovery for the corresponding district. The recovery or refund of net WRAM and MCBA balances are interest bearing at the current 90 day commercial paper rate. At the end of any calendar year, Cal Water files with the CPUC to refund or collect the balance in the accounts. Undercollected net WRAM and MCBA receivable balances are collected over 12, 18 or 20+ months. Cal Water defers net WRAM and MCBA operating revenues and associated costs whenever the net receivable balances are estimated to be collected more than 24 months after the respective reporting periods in which it was recognized. The deferred net WRAM and MCBA revenues and associated costs were determined using forecasts of customer consumption trends for future reporting periods and the timing of when the CPUC will authorize Cal Water's filings to recover the undercollected balances. Deferred net WRAM and MCBA revenues and associated costs will be recognized as revenues and costs in future periods when collection is within 24 months of the respective reporting period.
Customers meter reads occur on various business days throughout the month. As a result, there are unmetered or unbilled customer usage each month. The estimated unbilled revenue for monthly unmetered customer usage is recorded using the number of unbilled days for that month and average daily customer billing rate for the previous month. The average daily customer billing rate for the previous month fluctuates depending on customer usage. Estimated unbilled revenue is not included in the WRAM until it is billed.
Flat rate customers are billed in advance at the beginning of the service period. The revenue is prorated so that the portion of revenue applicable to the current period is included in that period's revenue, with the remaining balance recorded as unearned revenue on the balance sheet and recognized as revenue when earned in the subsequent accounting period. The unearned revenue liability was $1.3 million and $1.5 million as of December 31, 2015 and 2014, respectively. This liability is included in "other accrued liabilities" on our consolidated balance sheets.
Non-Regulated Revenue
Revenues from non-regulated operations and maintenance agreements are recognized when services have been rendered to companies or municipalities under such agreements. For construction and design services, revenue is generally recognized on the completed contract method, as most projects are completed in less than 3 months. Other non-regulated revenue is recognized when title has transferred to the buyer, or ratably over the term of the lease.
Allowance for Doubtful Accounts
The Company provides an allowance for doubtful accounts receivable. The allowance is based upon specific identified accounts plus an estimate of uncollectible accounts based upon historical percentages. The balance of customer receivables is net of the allowance for doubtful accounts at December 31, 2015 and 2014 of $0.7 million.
The activities in the allowance for doubtful accounts are as follows:

	2015	2014
Beginning Balance	$697	$668
Provision for uncollectible accounts	1,674	1,561
Net write off of uncollectible accounts	(1,641)	(1,532)
Ending Balance	$730	$697
Utility Plant
Utility plant is carried at original cost when first constructed or purchased, or at fair value when acquired through acquisition. When depreciable plant is retired, the cost is eliminated from utility plant accounts and such costs are charged against accumulated depreciation. Maintenance of utility plant is charged to operating expenses as incurred. Maintenance projects are not accrued for in advance. Interest is capitalized on plant expenditures during the construction period and amounted to $1.9 million in 2015, $1.5 million in 2014, and $2.0 million in 2013.
Intangible assets acquired as part of water systems purchased are recorded at fair value. All other intangibles have been recorded at cost and are amortized over their useful life.

CALIFORNIA WATER SERVICE GROUP
Notes to Consolidated Financial Statements (Continued)
December 31, 2015, 2014, and 2013
Dollar amounts in thousands unless otherwise stated
2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The following table represents depreciable plant and equipment as of December 31:

	2015	2014
Equipment	$499,502	$487,845
Office buildings and other structures	198,798	194,905
Transmission and distribution plant	1,603,541	1,508,444
Total	$2,301,841	$2,191,194
Depreciation of utility plant for financial statement purposes is computed on a straight-line basis over the assets' estimated useful lives including cost of removal of certain assets as follows:

Useful Lives
Equipment	5 to 50 years
Transmission and distribution plant	40 to 65 years
Office Buildings and other structures	50 years
The provision for depreciation expressed as a percentage of the aggregate depreciable asset balances was 2.80% in 2015, 2.97% in 2014, and 3.0% 2013. For income tax purposes, as applicable, the Company computes depreciation using the accelerated methods allowed by the respective taxing authorities.
Asset Retirement Obligation
The Company has a legal obligation to retire wells in accordance with State Water Resources Control Board regulations. In addition, upon decommission of a wastewater plant or lift station certain wastewater infrastructure would need to be retired in accordance with State Water Resources Control Board regulations. An asset retirement cost and corresponding retirement obligation is recorded when a well or waste water infrastructure is placed into service. As of December 31, 2015 and 2014, the retirement obligation is estimated to be $19.5 million and $18.4 million, respectively. The change only impacted the consolidated balance sheet.
Cash Equivalents
Cash equivalents include highly liquid investments with remaining maturities of three months or less at the time of acquisition. Cash and cash equivalents was $8.8 million and $19.6 million as of December 31, 2015 and December 31, 2014, respectively.
Restricted Cash
In 2015 restricted cash includes $0.4 million of proceeds collected through a surcharge on certain customers' bills plus interest earned on the proceeds and is used to service California Safe Drinking Water Bond obligations. All restricted cash is included in "taxes, prepaid expenses, and other assets". As of December 31, 2015 and 2014, restricted cash was $0.5 million and $0.9 million, respectively.

CALIFORNIA WATER SERVICE GROUP
Notes to Consolidated Financial Statements (Continued)
December 31, 2015, 2014, and 2013
Dollar amounts in thousands unless otherwise stated
2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Regulatory Assets and Liabilities
Regulatory assets and liabilities were comprised of the following as of December 31:

	2015	2014
Regulatory Assets
Pension and retiree group health	$205,614	$245,008
Property-related temporary differences (tax benefits flowed through to customers)	81,522	72,350
Other accrued benefits	27,327	32,959
Interim rates long-term accounts receivable	5,238	10,627
Net WRAM and MCBA long-term accounts receivable	15,410	14,449
Asset retirement obligations, net	14,682	13,863
Tank coating	6,829	—
Health care balancing account	3,503	1,075
Other regulatory assets	1,768	—
Total Regulatory Assets	$361,893	$390,331
Regulatory Liabilities
Future tax benefits due customers	$29,505	$26,114
Conservation program	2,317	2,669
Pension balancing account	792	4,291
Other liabilities	2,650	3,373
Total Regulatory Liabilities	$35,264	$36,447
Short-term regulatory assets and liabilities are excluded from the above table. The short-term regulatory assets for 2015 and 2014 were $35.1 million and $53.2 million, respectively. The short-term regulatory assets were primarily interim rates and net WRAM and MCBA. The short-term portion of regulatory liabilities for 2015 and 2014 were $2.2 million and $6.1 million, respectively. The short-term regulatory liabilities were primarily net WRAM and MCBA liability balances and net refund balances to customers for conservation program from the 2009 general rate case.
The Company operates extensively in a regulated business, and as such is subject to the accounting standards for regulated utilities. Utility companies defer costs and credits on the balance sheet as regulatory assets and liabilities when it is probable that those costs and credits will be recognized in the ratemaking process in a period different from the period in which they would have been reflected in income by an unregulated company. Regulatory assets other than WRAM represent deferral of costs that will be recovered in the future and do not earn a return. In determining the probability of costs being recognized in other periods, the Company considers regulatory rules and decisions, past practices, and other facts or circumstances that would indicate if recovery is probable. In the event that a portion of the Company's operations were no longer subject to the accounting standards for regulated utilities, the Company would be required to write off related regulatory assets and liabilities. If a commission determined that a portion of the Company's assets were not recoverable in customer rates, the Company would be required to determine if a disallowance of assets had occurred. If a disallowance had occurred, it would require a write-down in the assets' recorded balance.
The Company's pension and postretirement health care benefits regulatory asset is the amount the Company expects to recover from customers in the future for these plans at the end of the calendar year.
The property-related temporary differences were primarily due to the difference between book and federal income tax depreciation on utility plant that was placed in service before the regulatory Commissions adopted normalization for rate making purposes. Full normalization requires no flow-through of tax benefits to customers. The regulatory asset will be recovered in rates in future periods as the tax effects of the temporary differences previously flowed-through to customers reverse.
Other accrued benefits are accrued benefits for vacation, self-insured workers' compensation, and directors' retirement benefits. The net WRAM and MCBA long-term accounts receivable is the undercollected portion of recorded revenues that are

CALIFORNIA WATER SERVICE GROUP
Notes to Consolidated Financial Statements (Continued)
December 31, 2015, 2014, and 2013
Dollar amounts in thousands unless otherwise stated
2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

not expected to be collected from customers within 12 months. The asset retirement obligation regulatory asset represents the difference between costs associated with asset retirement obligations and amounts collected in rates. The health care balancing account regulatory asset is for incurred health care costs that exceeded the cost recovery in rates and is recoverable from customers as of December 31, 2015. Tank coating represents the maintenance costs for tank coating projects that are recoverable from customers as of December 31, 2015.
The future tax benefits due to customers represent regulatory liabilities for tax deductions that will be taken and flowed through to customers in the future. Regulatory liabilities also reflect timing differences provided at higher than the current tax rate, which will flow-through to future customers. The conservation program and pension balancing account regulatory liabilities are for cost recovery in rates that exceeded incurred costs and are refundable to customers as of December 31, 2015.
Impairment of Long-Lived Assets, Intangibles and Goodwill
The Company's long-lived assets include transmission and distribution plant, equipment, land, buildings, and intangible assets. Long-lived assets, other than land, are depreciated or amortized over their estimated useful lives, and are reviewed for impairment whenever changes in circumstances indicate the carrying value of the assets may not be recoverable. Such circumstances would include items such as a significant decrease in the market value of a long-lived asset, a significant adverse change in the manner in which the asset is being used or planned to be used or in its physical condition, or a history of operating or cash flow losses associated with the uses of the asset. In addition, changes in the expected useful life of these long-lived assets may also be an impairment indicator. When such events or changes occur, we estimate the fair value of the asset from future cash flows expected to result from the use and, if applicable, the eventual disposition of the assets, and compare that to the carrying value of the asset. If the carrying value is greater than the fair value,an impairment loss is recognized equal to the amount by which the asset's carrying value exceeds its fair value. The key variables that must be estimated include assumptions regarding sales volume, rates, operating costs, labor and other benefit costs, capital additions, assumed discount rates and other economic factors. These variables require significant management judgment and include inherent uncertainties since they are forecasting future events. A variation in the assumptions used could lead to a different conclusion regarding the realizability of an asset and, thus could have a significant effect on the consolidated financial statements.
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
Long-Term Debt Premium, Discount and Expense
The premiums, discounts, and issuance expenses on long-term debt are amortized over the original lives of the related debt on a straight-line basis which approximates the effective interest method. Premiums paid on the early redemption of certain debt and the unamortized original issuance discount and expense are amortized over the life of new debt issued in conjunction with the early redemption. Amortization expense included in interest expense was $0.8 million, $0.8 million, and $1.1 million for 2015, 2014, and 2013, respectively.
Advances for Construction
Advances for construction consist of payments received from developers for installation of water production and distribution facilities to serve new developments. Advances are excluded from rate base for rate setting purposes. Annual refunds are made to developers without interest. Advances of $180.2 million, and $182.3 million at December 31, 2015 and 2014, respectively, will be refunded primarily over a 40-year period in equal annual amounts. Estimated refunds of advances for the succeeding 5 years are approximately $7.9 million in 2016, $7.7 million in 2017, $7.7 million in 2018, $7.6 million in 2019, and $7.6 million in 2020.

CALIFORNIA WATER SERVICE GROUP
Notes to Consolidated Financial Statements (Continued)
December 31, 2015, 2014, and 2013
Dollar amounts in thousands unless otherwise stated
2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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
Income Taxes
The Company accounts for income taxes using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Measurement of the deferred tax assets and liabilities is at enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date. The Company evaluates the need for a valuation allowance on deferred tax assets based on historical taxable income and projected taxable income for future tax years.
Historically the Commissions reduced revenue requirements for the tax effects of certain originating temporary differences and allowed recovery of these tax costs as the related temporary differences reverse. The Commissions have granted the Company rate increases to reflect the normalization of the tax benefits of the federal accelerated methods and available Investment Tax Credits (ITC) for all assets placed in service after 1980. ITCs are deferred and amortized over the lives of the related properties for book purposes. The CPUC granted flow-through for state taxes.
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
Workers' Compensation
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
The Company did not grant any Stock Appreciation Rights (SARs) in 2015, 2014, and 2013. SARs outstanding were 64,500 shares as of December 31, 2015, 186,356 shares as of December 31, 2014, and 283,856 shares as of December 31, 2013.

CALIFORNIA WATER SERVICE GROUP
Notes to Consolidated Financial Statements (Continued)
December 31, 2015, 2014, and 2013
Dollar amounts in thousands unless otherwise stated
2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

All SARs were dilutive in 2015, 2014 and 2013. The dilutive effect is shown in the table below:

	2015	2014	2013
	(In thousands, except per share data)
Net income as reported and available to common stockholders	$45,017	$56,738	$47,254
Weighted average common shares, basic	47,865	47,791	46,384
Dilutive common stock equivalents (treasury method)	15	38	33
Shares used for dilutive calculation	47,880	47,829	46,417
Earnings per share—basic	$0.94	$1.19	$1.02
Earnings per share—diluted	$0.94	$1.19	$1.02
Stock-based Compensation
Stock-based compensation cost is measured at the grant date based on the fair value of the award. The Company recognizes compensation expense on a straight-line basis over the requisite service period, which is the vesting period.
Comprehensive Income or Loss
Comprehensive income for all periods presented was the same as net income.
Accumulated Other Comprehensive Income
The Company did not have any accumulated other comprehensive income or loss transactions for 2015 and 2014.
New Accounting Standards
On November 10, 2015 the Financial Accounting Standards Board (FASB) issued an accounting standards update (ASU) 2015-17, Balance Sheet Classification of Deferred Taxes. This update requires the presentation of deferred tax assets and liabilities as noncurrent assets and liabilities in the balance sheet. ASU 2015-17 is effective for annual reporting periods beginning after December 15, 2016 and early adoption is permitted. In 2015, the Company implemented ASU 2015-17 as of the year ended December 31, 2015 on a prospective basis and the prior periods have not been retrospectively adjusted.
On May 28, 2014 the FASB issued an ASU 2014-9, Revenue from Contracts with Customers. This update creates a single, principles based framework for revenue recognition and is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled when goods or services are transferred to customers. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, deferring the effective date of this amendment for public companies by one year to January 1, 2018, with early adoption permitted as of the original effective date of January 1, 2017.  The Company is currently evaluating the impact of adopting the new revenue standard on its consolidated financial statements and related disclosures.

CALIFORNIA WATER SERVICE GROUP
Notes to Consolidated Financial Statements (Continued)
December 31, 2015, 2014, and 2013
Dollar amounts in thousands unless otherwise stated

3 OTHER INCOME AND EXPENSES
The Company conducts various non-regulated activities as reflected in the table below:

	2015		2014		2013
	Revenue	Expense	Revenue	Expense	Revenue	Expense
Operating and maintenance	$9,385	$10,438	$9,748	$10,256	$8,028	$9,119
Leases	1,929	208	2,029	208	1,938	243
Design and construction	1,399	1,292	1,258	1,102	1,374	1,173
Meter reading and billing	597	434	803	615	1,313	1,055
Interest income	39	—	186	—	70	—
Change in value of life insurance contracts (gain) loss	—	218	—	(994)	—	(1,878)
Other non-regulated income and expenses	2,275	1,454	3,294	3,098	2,072	1,553
Total	$15,624	$14,044	$17,318	$14,285	$14,795	$11,265
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
4 INTANGIBLE ASSETS
As of December 31, 2015 and 2014, intangible assets that will continue to be amortized and those not amortized were:

	Weighted Average Amortization Period (years)	2015			2014
		Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Amortized intangible assets:
Water pumping rights	usage	$1,084	$98	$986	$1,084	$85	$999
Water planning studies	11	14,824	7,859	6,965	12,984	6,729	6,255
Leasehold improvements and other	18	1,532	745	787	1,310	583	727
Total		$17,440	$8,702	$8,738	$15,378	$7,397	$7,981
Unamortized intangible assets:
Perpetual water rights and other		$3,778	$—	$3,778	$3,390	$—	$3,390
Water pumping rights usage is the amount of water pumped from aquifers to be treated and distributed to customers.
For the years ended December 31, 2015, 2014, and 2013, amortization of intangible assets was $1.4 million. Estimated future amortization expense related to intangible assets for the succeeding 5 years is approximately $1.6 million in 2016, $1.5 million in 2017, $1.4 million in 2018, $1.1 million in 2019, $0.6 million in 2020, and $2.5 million thereafter.

CALIFORNIA WATER SERVICE GROUP
Notes to Consolidated Financial Statements (Continued)
December 31, 2015, 2014, and 2013
Dollar amounts in thousands unless otherwise stated

5 PREFERRED STOCK
The Company is authorized to issue 241,000 shares of Preferred Stock as of December 31, 2015. No shares of Preferred Stock were issued and outstanding as of December 31, 2015 or 2014.
6 COMMON STOCKHOLDERS' EQUITY
As of December 31, 2015 and 2014, 47,875,139 shares and 47,806,190 shares, respectively, of common stock were issued and outstanding. In 2013, the Company sold 5,750,000 shares of its common stock in an underwritten public offering.
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
7 SHORT-TERM BORROWINGS
On March 10, 2015, the Company and Cal Water entered into Syndicated Credit Agreements, which provide for unsecured revolving credit facilities of up to an initial aggregate amount of $450.0 million for a term of 5 years.  The Syndicated Credit Facilities amend, expand, and replace the Company’s and its subsidiaries’ existing credit facilities originally entered into on June 29, 2011.  The new credit facilities extended the terms until March 10, 2020, and increased the Company’s unsecured revolving line of credit. The Company and subsidiaries that it designates may borrow up to $150.0 million under the Company’s revolving credit facility. Cal Water may borrow up to $300.0 million under its revolving credit facility; however, all borrowings need to be repaid within 12 months unless otherwise authorized by the CPUC.  The credit facilities may each be expanded by up to $50.0 million subject to certain conditions.  The proceeds from the revolving credit facilities may be used for working capital purposes, including the short-term financing of capital projects.  The base loan rate may vary from LIBOR plus 72.5 basis points to LIBOR plus 95 basis points, depending on the Company’s total debt ratio.  Likewise, the unused commitment fee may vary from 8 basis points to 12.5 basis points based on the same ratio.
Both short-term unsecured credit agreements contain affirmative and negative covenants and events of default customary for credit facilities of this type including, among other things, limitations and prohibitions relating to additional indebtedness, liens, mergers, and asset sales. Also, these unsecured credit agreements contain financial covenants governing the Company and its subsidiaries' consolidated total debt ratio and interest coverage ratio.
As of December 31, 2015 and December 31, 2014, the outstanding borrowings on the Company lines of credit were $33.6 million and $61.7 million, respectively. The were no borrowings on the Cal Water lines of credit as of December 31, 2015 and borrowings of $17.4 million as of December 31, 2014.
The following table represents borrowings under the bank lines of credit:

	2015	2014
Maximum short-term borrowings	$139,582	$82,668
Average amount outstanding	$104,863	$69,267
Weighted average interest rate	1.04%	1.15%
Interest rate at December 31	1.03%	1.12%

CALIFORNIA WATER SERVICE GROUP
Notes to Consolidated Financial Statements (Continued)
December 31, 2015, 2014, and 2013
Dollar amounts in thousands unless otherwise stated

8 LONG-TERM DEBT
As of December 31, 2015 and 2014, long-term debt outstanding was:

	Series	Interest Rate	Maturity Date	2015	2014
First Mortgage Bonds	QQQ	3.330%	2025	$50,000	$—
	RRR	4.310%	2045	50,000	—
	PPP	5.500%	2040	100,000	100,000
	LL	5.875%	2019	100,000	100,000
	AAA	7.280%	2025	20,000	20,000
	BBB	6.770%	2028	20,000	20,000
	CCC	8.150%	2030	20,000	20,000
	DDD	7.130%	2031	20,000	20,000
	EEE	7.110%	2032	20,000	20,000
	FFF	5.900%	2017	20,000	20,000
	GGG	5.290%	2022	12,727	14,545
	HHH	5.290%	2022	12,727	14,546
	III	5.540%	2023	7,273	8,182
	JJJ	5.440%	2018	2,727	3,636
	LLL	5.480%	2018	10,000	10,000
	OOO	6.020%	2031	20,000	20,000
	CC	9.860%	2020	17,100	17,200
Total First Mortgage Bonds				502,554	408,109
California Department of Water Resources Loans		2.6% to 8%	2012 - 32	6,857	7,212
Other Long-term debt				9,476	10,519
Total long-term debt				518,887	425,840
Less current maturities				6,600	6,607
Long-term debt excluding current maturities				$512,287	$419,233
On October 13, 2015, the Cal Water sold $100.0 million of first mortgage bonds and used the net proceeds of $99.3 million to pay down outstanding short-term borrowings, fund capital expenditures, and general corporate purposes. Also, Cal Water scheduled the sale of $50.0 million of first mortgage bonds on March 16, 2016 to fund capital expenditures and general corporate purposes in 2016.
On October 4, 2011, Cal Water entered into a capital lease arrangement with the City of Hawthorne to operate the City's water system for a 15-year period. The $7.5 million and $8.0 million capital lease liability as of December 31, 2015 and 2014 is included in other long-term debt and current maturities set forth above.

CALIFORNIA WATER SERVICE GROUP
Notes to Consolidated Financial Statements (Continued)
December 31, 2015, 2014, and 2013
Dollar amounts in thousands unless otherwise stated

9 OTHER ACCRUED LIABILITIES
As of December 31, 2015 and 2014, other accrued liabilities were:

	2015	2014
Accrued and deferred compensation	$18,784	$23,713
Deferred tax liability	—	19,750
Accrued benefits and workers' compensation claims	6,154	6,728
Other	6,190	8,019
	$31,128	$58,210
10 INCOME TAXES
Income tax expense (benefit) consisted of the following:

	Federal	State	Total
2015
Current	$9,591	$1,706	$11,297
Deferred	15,374	(1,382)	13,992
Total	$24,965	$324	$25,289
2014
Current	$(16,509)	$(1,852)	$(18,361)
Deferred	44,730	1,603	46,333
Total	$28,221	$(249)	$27,972
2013
Current	$7,974	$(2,867)	$5,107
Deferred	15,667	(305)	15,362
Total	$23,641	$(3,172)	$20,469
During 2012 and 2013, the Company filed applications for a tax accounting method change with the Internal Revenue Service (IRS) to implement final tangible property regulations specifically in regards to repairs and maintenance deductions. These tax regulations allowed the Company to take deductions of linear asset costs previously capitalized for book and tax purposes for the repair and maintenance within the guidance of the final tangible property regulations.
The Company's 2015, 2014 and 2013 federal qualified repairs and maintenance deductions totaled $60.0 million, $45.2 million, and $94.8 million.
The total federal NOL carry-forward was $43.9 million and the state NOL carry-forward was $58.2 million as of December 31, 2015 net of any unrecognized tax benefit. Management has concluded that the NOL carry-forward amounts are more likely than not to be recovered and therefore require no valuation allowance. The NOL carry-forward will begin to expire in 2032.
As of December 31, 2015, the California Enterprise Zone (EZ) credit was $3.1 million net of federal tax benefit for qualified property purchased before January 1, 2014, and placed in service before January 1, 2015. The Company filed amended state income tax returns for tax years 2008, 2009, 2010, and 2011 to claim the benefit of the EZ credits. The Company has carry-forward California EZ credits of $2.3 million net of any unrecognized tax benefit. Unused State of California EZ credits can carry-forward until 2024.
On December 19, 2014, President Obama signed into law Tax Increase Prevention Act of 2014, which, among other provisions, extended the 50-percent special allowance for depreciation ("bonus depreciation") for qualified property through the end of 2014. On December 18, 2015, Congress passed a tax extenders package, Protecting Americans from Tax Hikes (PATH) Act of 2015, which extends bonus depreciation. The provision extends bonus depreciation for property acquired and placed in service during 2015 through 2019. The federal income tax deduction was estimated at $6.0 million in 2015 and $21.4 million in

CALIFORNIA WATER SERVICE GROUP
Notes to Consolidated Financial Statements (Continued)
December 31, 2015, 2014, and 2013
Dollar amounts in thousands unless otherwise stated
10 INCOME TAXES (Continued)

2014. As of December 31, 2015 and 2014 the deferred tax liability for bonus depreciation was $2.1 million and $7.5 million, respectively.
The difference between the total income tax expense and computed tax expense was reconciled in the table below:

	2015	2014	2013
Computed "expected" tax expense	$24,607	$29,649	$23,708
Increase (reduction) in taxes due to:
State income taxes net of federal tax benefit	4,043	4,871	3,895
Effect of regulatory treatment of fixed asset differences	(3,450)	(5,541)	(4,112)
State tax credits	—	—	(2,465)
Investment tax credits	(74)	(74)	(74)
Other	163	(933)	(483)
Total income tax	$25,289	$27,972	$20,469
The effect of regulatory treatment of fixed asset differences includes 2015 estimated repair and maintenance deduction and asset related flow through items.
The tax effects of differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2015 and 2014 are presented in the following table:

	2015	2014
Deferred tax assets:
Developer deposits for extension agreements and contributions in aid of construction	$45,670	$44,775
Net operating loss carryforward and tax credits	15,042	19,866
Other	11,263	8,904
Total deferred tax assets	71,975	73,545
Deferred tax liabilities:
Property related basis and depreciation differences	309,088	272,958
WRAM/MCBA and interim rates balancing accounts	23,894	30,871
Other	3,890	4,308
Total deferred tax liabilities	336,872	308,137
Net deferred tax liabilities	$264,897	$234,592
In 2015, the Company implemented ASU 2015-17 as of the year ended December 31, 2015 on a prospective basis and the prior periods have not been retrospectively adjusted.
A valuation allowance was not required at December 31, 2015 and 2014. Based on historical taxable income and future taxable income projections over the period in which the deferred assets are deductible, management believes it is more likely than not that the Company will realize the benefits of the deductible differences.

CALIFORNIA WATER SERVICE GROUP
Notes to Consolidated Financial Statements (Continued)
December 31, 2015, 2014, and 2013
Dollar amounts in thousands unless otherwise stated
10 INCOME TAXES (Continued)

The following table reconciles the changes in unrecognized tax benefits:

	December 31, 2015	December 31, 2014	December 31, 2013
Balance at beginning of year	$7,916	$612	$—
Additions for tax positions taken during prior year	—	—	—
Additions for tax positions taken during current year	2,382	7,304	612
Reductions for tax positions taken during a prior year	—	—	—
Lapse of statute of limitations	—	—	—
Balance at end of year	$10,298	$7,916	$612
The Company does not expect a material change in its unrecognized tax benefits within the next 12 months. The component of unrecognized tax benefits that, if recognized, would affect the effective tax rate at December 31, 2015, 2014, and 2013 for the Company was $2.1 million, $1.6 million, and $0.4 million with the remaining balance representing the potential deferral of taxes to later years.
The Company federal income tax years subject to an examination are 2014, 2013 and 2012 and the state income tax years subject to an examination are 2014, 2013, 2012 and 2011. The State of California Franchise Tax Board is presently auditing the Company's 2008 through 2011 EZ credit filings which were amended by the Company in 2013. It is uncertain when the State audits will be completed.
11 EMPLOYEE BENEFIT PLANS
Savings Plan
The Company sponsors a 401(k) qualified defined contribution savings plan that allows participants to contribute up to 20% of pre-tax compensation. Effective January 1, 2010, the Company matches 75 cents for each dollar contributed by the employee up to a maximum Company match of 6.0% of base salary. Company contributions were $5.0 million, $4.5 million, and $4.3 million, for the years 2015, 2014, and 2013, respectively.
Pension Plans
The Company provides a qualified, defined-benefit, non-contributory pension plan for substantially all employees. The accumulated benefit obligations of the pension plan are $392.7 million and $390.6 million as of December 31, 2015 and 2014, respectively. The fair value of pension plan assets was $328.6 million and $306.3 million as of December 31, 2015 and 2014, respectively.
Prior to 2010, pension payment obligations were generally funded by the purchase of an annuity from a life insurance company. Beginning in 2010, the pension plan trust pays monthly benefits to retirees, rather than the purchase of an annuity. Expected payments to be made are $10.3 million in 2016, $11.7 million in 2017, $13.3 million in 2018, $14.8 million in 2019, and $16.4 million in 2020. The aggregate benefits expected to be paid in the 5 years 2021 through 2025 are $107.3 million. The expected benefit payments are based upon the same assumptions used to measure the Company's benefit obligation at December 31, 2015, and include estimated future employee service.
The Company also maintains an unfunded, non-qualified, supplemental executive retirement plan. The unfunded supplemental executive retirement plan accumulated benefit obligations were $40.4 million and $40.2 million as of December 31, 2015 and 2014, respectively. Benefit payments under the supplemental executive retirement plan are paid currently and are included in the preceding paragraph.
The costs of the pension and retirement plans are charged to expense and utility plant. The Company makes annual contributions to fund the amounts accrued for pension cost.

CALIFORNIA WATER SERVICE GROUP
Notes to Consolidated Financial Statements (Continued)
December 31, 2015, 2014, and 2013
Dollar amounts in thousands unless otherwise stated
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
The Company records the costs of postretirement benefits other than pension (PBOP) during the employees' years of active service. Postretirement benefit expense recorded in 2015, 2014, and 2013, was $15.1 million, $8.4 million, and $9.0 million, respectively. The remaining net periodic benefit cost was $4.8 million at December 31, 2015, and is being recovered through future customer rates and is recorded as a regulatory asset. The expected benefit payments, net of retiree premiums and Medicare Part D subsidies, are $2.5 million in 2016, $2.8 million in 2017, $3.2 million in 2018, $3.5 million in 2019, and $3.8 million in 2020. The aggregate benefits expected to be paid in the 5 years 2021 through 2025 are $23.4 million. The Medicare Part D subsidies are $0.3 million in 2016, $0.4 million in 2017, $0.4 million in 2018, $0.5 million in 2019, and $0.5 million in 2020.
Benefit Plan Assets
The Company actively manages pensions and PBOP trust (Plan) assets. The Company's investment objectives are:

•
Maximize the return on the assets, commensurate with the risk that the Company deems appropriate to, meet the obligations of the Plans, minimize the volatility of the pension expense, and account for contingencies;

•	Generate a rate of return for the total portfolio that equals or exceeds the actuarial investment rate assumption;
Additionally, the rate of return of the total fund is measured periodically against a index comprised of 35% of the Standard & Poor's Index, 15% of the Russell 2000 Index, 10% of the MSCI EAFE Index, and 40% of the Lehman Aggregate Bond Index. The special index is consistent with the Company's rate of return objective and indicates the Company's long-term asset allocation objective.
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
The fixed income category includes money market funds, short-term bond funds, and cash. The majority of fixed income investments range in maturities from less than 1 to 5 years.
The Company's target allocation percentages for the PBOP trust is similar to the pension plan except for a larger allocation in fixed income investments and a lower allocation in equity investments.

CALIFORNIA WATER SERVICE GROUP
Notes to Consolidated Financial Statements (Continued)
December 31, 2015, 2014, and 2013
Dollar amounts in thousands unless otherwise stated
11 EMPLOYEE BENEFIT PLANS (Continued)

We use the following criteria to select investment funds:

•	Fund past performance;

•	Fund meets criteria of Employee Retirements Income Security Act (ERISA);

•	Timeliness and completeness of fund communications and reporting to investors;

•	Stability of fund management company;

•	Fund management fees; and

•	Administrative costs incurred by the Plan.
Plan Fair Value Measurements
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
All Plan investments are level one investments in mutual funds and are valued at the net asset value (NAV) of the shares held at December 31, 2015 and 2014:

	Pension Benefits				Other Benefits
	2015	%	2014	%	2015	%	2014	%
Fixed Income	$132,736	40%	$119,814	39%	$48,325	66%	$36,313	61%
Domestic Equity: Small Cap Stocks	47,014	14%	47,798	16%	—		—
Domestic Equity: Large Cap Stocks	116,306	36%	108,163	35%	24,561	34%	23,528	39%
Non U.S. Equities	32,578	10%	30,569	10%	—	—%	—	—%
Total Plan Assets	$328,634	100%	$306,344	100%	$72,886	100%	$59,841	100%
The pension benefits fixed income category includes $11.1 million and $3.6 million of money market fund investments as of December 31, 2015 and 2014, respectively. The other benefits fixed income category includes $32.7 million and $22.1 million of money market fund investments as of December 31, 2015 and 2014.

CALIFORNIA WATER SERVICE GROUP
Notes to Consolidated Financial Statements (Continued)
December 31, 2015, 2014, and 2013
Dollar amounts in thousands unless otherwise stated
11 EMPLOYEE BENEFIT PLANS (Continued)

Changes in Plan Assets, Benefits Obligations, and Funded Status
The following table reconciles the funded status of the plans with the accrued pension liability and the net postretirement benefit liability as of December 31, 2015 and 2014:

	Pension Benefits		Other Benefits
	2015	2014	2015	2014
Change in projected benefit obligation:
Beginning of year	$502,585	$383,198	$135,233	$79,066
Service cost	21,306	15,964	8,476	5,205
Interest cost	20,104	18,920	5,654	4,455
Assumption change	(50,393)	89,692	(12,580)	37,021
Experience loss	16,779	2,158	1,794	11,020
Benefits paid, net of retiree premiums	(8,502)	(7,347)	(1,841)	(1,534)
End of year	$501,879	$502,585	$136,736	$135,233
Change in plan assets:
Fair value of plan assets at beginning of year	$306,344	$266,178	$59,841	$49,939
Actual return on plan assets	(2,101)	19,374	(919)	2,376
Employer contributions	32,893	28,139	15,805	9,060
Retiree contributions and Medicare part D subsidies	—	—	1,666	1,535
Benefits paid	(8,502)	(7,347)	(3,507)	(3,069)
Fair value of plan assets at end of year	$328,634	$306,344	$72,886	$59,841
Funded status(1)	$(173,245)	$(196,241)	$(63,850)	$(75,392)
Unrecognized actuarial loss	108,798	138,609	59,440	70,279
Unrecognized prior service cost	32,341	30,390	250	295
Net amount recognized	$(32,106)	$(27,242)	$(4,160)	$(4,818)
_______________________________________________________________________________

(1)	The short-term portion of the pension benefits was $1.8 million as of December 31, 2015 and 2014.
Amounts recognized on the balance sheet consist of:

	Pension Benefits		Other Benefits
	2015	2014	2015	2014
(Accrued) benefit costs	$—	$—	$(4,785)	$(5,476)
Accrued benefit liability	(173,245)	(196,241)	(63,850)	(75,392)
Regulatory asset	141,139	168,999	64,475	76,050
Net amount recognized	$(32,106)	$(27,242)	$(4,160)	$(4,818)

CALIFORNIA WATER SERVICE GROUP
Notes to Consolidated Financial Statements (Continued)
December 31, 2015, 2014, and 2013
Dollar amounts in thousands unless otherwise stated
11 EMPLOYEE BENEFIT PLANS (Continued)

Valuation Assumptions
Below are the actuarial assumptions used in determining the benefit obligation for the benefit plans:

	Pension Benefits		Other Benefits
	2015	2014	2015	2014
Weighted average assumptions as of December 31:
Discount rate	4.40%	4.00%	4.40%	4.00%
Long-term rate of return on plan assets	6.50%	6.50%	5.50%	5.50%
Rate of compensation increases	3.25%	3.25%	—	—
Cost of living adjustment	2.50%	2.50%	—	—
The discount rate was derived from the Citigroup Pension Discount Curve using the expected payouts for the plan. The long-term rate of return assumption is the expected rate of return on a balanced portfolio invested roughly 60% in equities and 40% in fixed income securities. Returns on equity investments were estimated based on estimates of dividend yield and real earnings added to a 2.50% long-term inflation rate. For the pension and other benefit plans, the assumed returns were 7.99% for domestic equities and 8.64% for foreign equities. Returns on fixed-income investments were projected based on investment maturities and credit spreads added to a 2.50% long-term inflation rate. For the pension and other benefit plans, the assumed returns were 5.02% for fixed income investments and 3.30% for short-term cash investments. The average return for the pension and other benefit plans for the last 5 and 10 years was 7.00% and 5.70%, respectively. The Company is using a long-term rate of return of 6.50% for the pension plan and 5.50% for the other benefit plan, which is between the 25th and 75th percentile of expected results.
In 2015, the Company used the Society of Actuaries 2014 Mortality Tables Report (RP-2014) and Mortality Improvement Scale (MP-2015 with modifications) for measuring retirement plan obligations. The RP-2014 mortality table and improvement scale extended the assumed life expectancy of plan participants which resulted in an increase in the Company's accrued benefit obligation as of December 31, 2015 and 2014.
Components of Net Periodic Benefit Cost
Net periodic benefit costs for the pension and other postretirement plans for the years ended December 31, 2015, 2014, and 2013 included the following components:

	Pension Plan			Other Benefits
	2015	2014	2013	2015	2014	2013
Service cost	$21,306	$15,964	$17,780	$8,476	$5,205	$5,374
Interest cost	20,104	18,920	16,354	5,654	4,455	3,556
Expected return on plan assets	(19,138)	(16,599)	(14,252)	(3,519)	(3,119)	(2,394)
Net amortization and deferral	15,485	10,074	15,302	4,536	1,861	2,441
Net periodic benefit cost	$37,757	$28,359	$35,184	$15,147	$8,402	$8,977

CALIFORNIA WATER SERVICE GROUP
Notes to Consolidated Financial Statements (Continued)
December 31, 2015, 2014, and 2013
Dollar amounts in thousands unless otherwise stated
11 EMPLOYEE BENEFIT PLANS (Continued)

Below are the actuarial assumptions used in determining the net periodic benefit costs for the benefit plans, which uses the end of the prior year as the measurement date:

	Pension Benefits		Other Benefits
	2015	2014	2015	2014
Weighted average assumptions as of December 31:
Discount rate	4.00%	5.00%	4.00%	5.00%
Long-term rate of return on plan assets	6.50%	6.75%	5.50%	6.00%
Rate of compensation increases	3.25%	4.00%	—	—
The health care cost trend rate assumption has a significant effect on the amounts reported. For 2015 measurement purposes, the Company assumed a 8.0% annual rate of increase in the per capita cost of covered benefits with the rate decreasing to 5.5% by 2018, then gradually grading down to 4.4% over the next 50 years. A 1-percentage point change in assumed health care cost trends is estimated to have the following effect:

	1-Percentage Point Increase	1-Percentage Point (Decrease)
Effect on total service and interest costs	$4,668	$(3,303)
Effect on accumulated postretirement benefit obligation	$34,852	$(25,903)
The Company intends to make annual contributions that meet the funding requirements of ERISA. The Company estimates in 2016 that the annual contribution to the pension plans will be $31.7 million and the annual contribution to the other postretirement plan will be $12.7 million.
12 STOCK-BASED COMPENSATION PLANS
The Company has one stockholder-approved stock-based compensation plan.
Equity Incentive Plan
The Company's equity incentive plan was approved by stockholders on April 27, 2005 and May 20, 2014. The Company is authorized to issue awards up to 2,000,000 shares of common stock.
During 2015 and 2014, the Company granted annual Restricted Stock Awards (RSAs) of 61,862 shares and 60,467 shares, respectively, of common stock to officers and directors of the Company. In 2015, 18,452 RSA shares were canceled and 10,544 RSA shares were canceled in 2014. Employee RSAs granted in 2015 and 2014 vest over 36 months with the first year cliff vesting. Director RSAs generally vest at the end of 12 months. During 2015 and 2014, the shares granted were valued at $24.27 and $23.62 per share, respectively, based upon the fair market value of the Company's common stock on the date of grant.
The Company granted performance-based Restricted Stock Unit Awards (RSUs) of 38,983 shares, 39,232 shares and 50,267 shares of common stock to officers in 2015, 2014 and 2013. Each award reflects a target number of shares that may be issued to the award recipient. The awards may be earned upon the completion of a 3-year performance period ending on December 31, 2015 for the 2013 RSUs, December 31, 2016 for the 2014 RSUs, and December 31, 2017 for the 2015 RSUs . Whether RSUs are earned at the end of the performance period will be determined based on the achievement of certain performance objectives set by the Board of Director Compensation Committee in connection with the issuance of the RSUs. The performance objectives are based on the Company's business plan covering the performance period. The performance objectives include achieving the budgeted return on equity, budgeted investment in utility plant, customer service standards, employee safety standards and water quality standards. Depending on the results achieved during the 3-year performance period, the actual number of shares that a grant recipient receives at the end of the performance period may range from 0% to 200% of the target shares granted, provided that the grantee is continuously employed by the Company through the vesting date. If prior to the vesting date employment is terminated by reason of death, disability or normal retirement, then a pro rata portion of this award will vest. RSUs are not included in diluted shares for financial reporting until earned. The RSUs are recognized as expense ratably over the 3 year performance period using

CALIFORNIA WATER SERVICE GROUP
Notes to Consolidated Financial Statements (Continued)
December 31, 2015, 2014, and 2013
Dollar amounts in thousands unless otherwise stated
12 STOCK-BASED COMPENSATION PLANS (Continued)

a fair market value of $24.28 per share for the 2015 RSUs, $23.61 per share for the 2014 RSUs, and $20.62 per share for the 2013 RSUs and an estimate of RSUs earned during the performance period.
The Company has recorded compensation costs for the RSAs and RSUs which are included in administrative and general operating expenses in the amount of $2.9 million, $2.2 million, and $1.8 million for 2015, 2014 and 2013, respectively.
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
Long-term debt fair values were estimated using the published quoted market price, if available, or the discounted cash flow analysis, based on the current rates available using a risk-free rate (a U.S. Treasury securities yield curve) plus a risk premium of 1.35%.

CALIFORNIA WATER SERVICE GROUP
Notes to Consolidated Financial Statements (Continued)
December 31, 2015, 2014, and 2013
Dollar amounts in thousands unless otherwise stated
13 FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

Advances for construction fair values were estimated using broker quotes from companies that frequently purchase these investments.

	December 31, 2015
		Fair Value
	Cost	Level 1	Level 2	Level 3	Total
Long-term debt, including current maturities	$518,887	$—	$600,440	$—	$600,440
Advances for construction	180,172	—	72,866	—	72,866
Total	$699,059	$—	$673,306	$—	$673,306

	December 31, 2014
		Fair Value
	Cost	Level 1	Level 2	Level 3	Total
Long-term debt, including current maturities	$425,840	$—	$534,068	$—	$534,068
Advances for construction	182,284	—	72,571	—	72,571
Total	$608,124	$—	$606,639	$—	$606,639

14 COMMITMENTS AND CONTINGENCIES
Commitments
The Company leases offices, equipment and other facilities, two water systems from cities, and has long-term commitments to purchase water from water wholesalers. The commitments are noted in the table below.

	Facility Leases	System Lease	Water Contracts	Capital Lease Obligations
2016	$910	$845	$23,398	$1,109
2017	622	845	23,426	1,109
2018	537	493	23,428	1,016
2019	404	—	23,427	1,248
2020	298	—	23,428	940
Thereafter	2,828	—	448,307	5,405
Company Facility leases include office and other facilities in many of its operating districts. The total paid and charged to operations for such leases was $1.1 million in 2015, $0.9 million in 2014, and $1.1 million in 2013. The system lease is a 15-year lease with the City of Commerce. The lease includes an annual lease payment of $0.8 million per year plus a cost savings sharing arrangement.
The Company has a long-term contract with the Santa Clara Valley Water District that requires the Company to purchase minimum annual water quantities. Purchases are priced at the districts then-current wholesale water rate. The Company operates to purchase sufficient water to equal or exceed the minimum quantities under the contract. The total paid to Santa Clara Valley Water District was $6.3 million in 2015, $5.5 million in 2014, and $7.4 million in 2013.
The Company also has a water supply contract with Stockton East Water District (SEWD) that requires a fixed, annual payment. Each year, the fixed annual payment is adjusted for changes to SEWD's costs. Because of the fixed annual price arrangement, the Company operates to receive as much water as possible from SEWD in order to minimize the cost of operating Company-owned wells used to supplement SEWD deliveries. The total paid under the contract was $9.8 million in 2015, $8.7 million in 2014, and $10.0 million in 2013.

CALIFORNIA WATER SERVICE GROUP
Notes to Consolidated Financial Statements (Continued)
December 31, 2015, 2014, and 2013
Dollar amounts in thousands unless otherwise stated
14 COMMITMENTS AND CONTINGENCIES (Continued)

Estimated annual contractual obligations in the table above are based on the same payment levels as 2015. Future increased costs by SEWD are expected to be offset by a decline in the allocation of costs to the Company, as other customers of SEWD are expected to receive a larger allocation based upon growth of their service areas.
On September 21, 2005, the Company entered into an agreement with Kern County Water Agency (Agency) to obtain treated water for the Company's operations. The term of the agreement is to January 1, 2035, or until the repayment of the Agency's bonds (described hereafter) occurs. Under the terms of the agreement, the Company is obligated to purchase approximately 19,500 acre feet of treated water in 2015 and an incrementally higher volume of water for each subsequent year until 2017, when the Company is obligated to purchase 20,500 acre feet of treated water per year. The Company is obligated to pay the Capital Facilities Charge and the Treated Water Charge regardless of whether it can use the water in its operation, and is obligated for these charges even if the Agency cannot produce an adequate amount to supply the 20,500 acre feet in the year. This agreement supersedes a prior agreement with Kern County Water Agency for the supply of 11,500 acre feet of water per year.
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
We pay a capital facilities charge and charges related to treated water that together total $7.6 million annually, which equates to $373 dollars per acre foot. Total treated water charge for 2015 was $2.8 million. As treated water is being delivered, we will also be obligated for our portion of the operating costs; that portion is currently estimated to be $22 dollars per acre foot. The actual amount will vary due to variations from estimates, inflation, and other changes in the cost structure. Our overall estimated cost of $373 dollars per acre foot is less than the estimated cost of procuring untreated water (assuming water rights could be obtained) and then providing treatment.
There are three capital leases; the most significant was the City of Hawthorne water system. In 2011, we entered into a 15-year capital lease agreement to operate the City of Hawthorne water system. The system, which is located near the Hermosa Redondo district, serves about half of Hawthorne's population. The agreement required us to make an up-front $8.1 million lease deposit to the city that is being amortized over the lease term. Additionally, annual lease payments of $0.9 million are made to the city and shall be increased or decreased each year on July 1, by the same percentage that the rates charged to customers served by the water system increased or decreased, exclusive of pass-through increases or decreases in the cost of water, power, and city-imposed fees, compared to the rates in effect on July 1 of the prior year, provided, that in no event will the annual lease payment be less than $0.9 million. Under the lease we are responsible for all aspects of system operation and capital improvements, although title to the system and system improvements reside with the city. In exchange, we receive all revenue from the water system, which was $8.0 million, $7.8 million, and $7.7 million in 2015, 2014, and 2013, respectively. At the end of the lease, the city is required

CALIFORNIA WATER SERVICE GROUP
Notes to Consolidated Financial Statements (Continued)
December 31, 2015, 2014, and 2013
Dollar amounts in thousands unless otherwise stated
14 COMMITMENTS AND CONTINGENCIES (Continued)

to reimburse us for the unamortized value of capital improvements made during the term of the lease. The annual payments were $0.9 million in 2015, 2014, and 2013. The capital lease asset was $8.1 million as of December 31, 2015.
Contingencies
Groundwater Contamination
The Company has undertaken litigation against third parties to recover past and future costs related to ground water contamination in our service areas. The cost of litigation is expensed as incurred and any settlement is first offset against such costs. The CPUC's general policy requires all proceeds from contamination litigation to be used first to pay transactional expenses, then to make customers whole for water treatment costs to comply with the CPUC's water quality standards. The CPUC allows for a risk-based consideration of contamination proceeds which exceed the costs of the remediation described above and may result in some sharing of proceeds with the shareholder, determined on a case by case basis. The CPUC has authorized various memorandum accounts that allow the Company to track significant litigation costs to request recovery of these costs in future filings and uses of proceeds to comply with CPUC's general policy.
Other Legal Matters
From time to time, the Company is involved in various disputes and litigation matters that arise in the ordinary course of business. The status of each significant matter is reviewed and assessed for potential financial exposure. If the potential loss from any claim or legal proceeding is considered probable and the amount of the range of loss can be estimated, a liability is accrued for the estimated loss in accordance with the accounting standards for contingencies. Legal proceedings are subject to uncertainties, and the outcomes are difficult to predict. Because of such uncertainties, accruals are based on the best information available at the time. While the outcome of these disputes and litigation matters cannot be predicted with any certainty, management does not believe when taking into account existing reserves the ultimate resolution of these matters will materially affect the Company's financial position, results of operations, or cash flows. The Company has recognized a liability of $3.5 million for all known legal matters as of December 31, 2015 mostly due to main and service leaks. The cost of litigation is expensed as incurred and any settlement is first offset against such costs. Any settlement in excess of the cost to litigate is accounted for on a case by case basis, dependant on the nature of the settlement.
The California Regional Water Quality Control Board (“Water Control Board”) issued a complaint on November 17, 2014 which alleges that a subsidiary of the Company discharged approximately 8,207,560 gallons of drinking water into creeks located in California that caused the death of over 270 fish. The Company is discussing a settlement with the Water Control Board and expects to pay an administrative civil liability in the range of $0.5 million to $1.0 million in a cash payment and agreeing to replace aging infrastructure in the service area of the discharge.

CALIFORNIA WATER SERVICE GROUP
Notes to Consolidated Financial Statements (Continued)
December 31, 2015, 2014, and 2013
Dollar amounts in thousands unless otherwise stated
15 QUARTERLY FINANCIAL DATA (UNAUDITED)

The Company's common stock is traded on the New York Stock Exchange under the symbol "CWT."

2015	First	Second	Third	Fourth
Operating revenue	$121,985	$144,414	$183,543	$138,426
Net operating income	7,497	16,493	32,201	14,962
Net income	1,575	9,845	25,120	8,477
Diluted earnings per share	0.03	0.21	0.52	0.18
Common stock market price range:
High	25.99	25.30	24.36	24.35
Low	23.63	22.58	19.55	21.01
Dividends paid per common share	0.1675	0.1675	0.1675	0.1675

2014	First	Second	Third	Fourth
Operating revenue	$110,515	$158,416	$191,184	$137,384
Net operating income	1,152	23,292	40,834	16,569
Net income	(5,476)	17,170	33,650	11,394
Diluted earnings (loss) per share	(0.11)	0.36	0.70	0.24
Common stock market price range:
High	24.60	24.37	24.78	26.37
Low	21.63	20.33	22.41	21.98
Dividends paid per common share	0.1625	0.1625	0.1625	0.1625

16 CONDENSED CONSOLIDATING FINANCIAL STATEMENTS
On October 13, 2015, Cal Water issued $50 million aggregate principal amount of 3.33% First Mortgage Bonds due 2025 and $50.0 million aggregate principal amount of 4.31% First Mortgage Bonds due 2045. On April 17, 2009, Cal Water issued $100.0 million aggregate principal amount of 5.875% First Mortgage Bonds due 2019. On November 17, 2010, Cal Water issued $100.0 million aggregate principal amount of 5.500% First Mortgage Bonds due 2040. All First Mortgage Bonds are fully and unconditionally guaranteed by California Water Service Group (Parent Company). As a result of these guarantee arrangements, we are required to present the following condensed consolidating financial information.
The following tables present the condensed consolidating balance sheets as of December 31, 2015 and 2014, the condensed consolidating statements of income for the years ended December 31, 2015, 2014 and 2013, and the condensed consolidating statements of cash flows for the years ended December 31, 2015, 2014, and 2013, of (i) California Water Service Group the guarantor of the first mortgage bonds and the parent company; (ii)California Water Service Company, the issuer of the first mortgage bonds and a 100% owned subsidiary of California Water Service Group; and (iii) the other 100% owned subsidiaries of California Water Service Group.

CALIFORNIA WATER SERVICE GROUP
Notes to Consolidated Financial Statements (Continued)
December 31, 2015, 2014, and 2013
Dollar amounts in thousands unless otherwise stated
16 CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (Continued)

CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATING BALANCE SHEET
As of December 31, 2015

	Parent Company	Cal Water	All Other Subsidiaries	Consolidating Adjustments	Consolidated
	(In thousands)
	ASSETS
Utility plant:
Utility plant	$1,318	$2,313,704	$199,121	$(7,197)	$2,506,946
Less accumulated depreciation and amortization	(605)	(758,362)	(48,034)	1,823	(805,178)
Net utility plant	713	1,555,342	151,087	(5,374)	1,701,768
Current assets:
Cash and cash equivalents	582	4,270	3,985	—	8,837
Receivables and unbilled revenue	—	100,777	3,728	—	104,505
Receivables from affiliates	19,677	26,219	—	(45,896)	—
Other current assets	79	13,077	1,080		14,236
Total current assets	20,338	144,343	8,793	(45,896)	127,578
Other assets:
Regulatory assets	—	358,254	3,639	—	361,893
Investments in affiliates	651,449	—	—	(651,449)	—
Long-term affiliate notes receivable	25,099	—	—	(25,099)	—
Other assets	758	50,386	4,616	(904)	54,856
Total other assets	677,306	408,640	8,255	(677,452)	416,749
	$698,357	$2,108,325	$168,135	$(728,722)	$2,246,095
	CAPITALIZATION AND LIABILITIES
Capitalization:
Common stockholders' equity	$642,155	$581,792	$75,024	$(656,816)	$642,155
Affiliate long-term debt	—	—	25,099	(25,099)	—
Long-term debt, less current maturities	—	511,319	968		512,287
Total capitalization	642,155	1,093,111	101,091	(681,915)	1,154,442
Current liabilities:
Current maturities of long-term debt	—	6,211	389	—	6,600
Short-term borrowings	33,615	—	—	—	33,615
Payables to affiliates	21,500	667	23,729	(45,896)	—
Accounts payable	—	63,814	2,566	—	66,380
Accrued expenses and other liabilities	102	40,173	1,585	—	41,860
Total current liabilities	55,217	110,865	28,269	(45,896)	148,455
Unamortized investment tax credits	—	1,872	—	—	1,872
Deferred income taxes	985	264,823	—	(911)	264,897
Pension and postretirement benefits other than pensions	—	236,266	—	—	236,266
Regulatory and other long-term liabilities	—	79,477	2,937	—	82,414
Advances for construction	—	179,630	542	—	180,172
Contributions in aid of construction	—	142,281	35,296	—	177,577
	$698,357	$2,108,325	$168,135	$(728,722)	$2,246,095

CALIFORNIA WATER SERVICE GROUP
Notes to Consolidated Financial Statements (Continued)
December 31, 2015, 2014, and 2013
Dollar amounts in thousands unless otherwise stated
16 CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (Continued)

CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATING BALANCE SHEET
As of December 31, 2014

	Parent Company	Cal Water	All Other Subsidiaries	Consolidating Adjustments	Consolidated
	(In thousands)
	ASSETS
Utility plant:
Utility plant	$1,318	$2,154,146	$194,204	$(7,197)	$2,342,471
Less accumulated depreciation and amortization	(377)	(710,840)	(42,545)	1,722	(752,040)
Net utility plant	941	1,443,306	151,659	(5,475)	1,590,431
Current assets:
Cash and cash equivalents	4,108	13,929	1,550	—	19,587
Receivables and unbilled revenue	—	108,815	9,114	(1,051)	116,878
Receivables from affiliates	20,001	3,608	—	(23,609)	—
Other current assets	—	16,443	1,216	—	17,659
Total current assets	24,109	142,795	11,880	(24,660)	154,124
Other assets:
Regulatory assets	—	387,387	2,944	—	390,331
Investments in affiliates	637,998	—	—	(637,998)	—
Long-term affiliate notes receivable	25,263	—	—	(25,263)	—
Other assets	891	47,617	4,278	(321)	52,465
Total other assets	664,152	435,004	7,222	(663,582)	442,796
	$689,202	$2,021,105	$170,761	$(693,717)	$2,187,351
	CAPITALIZATION AND LIABILITIES
Capitalization:
Common stockholders' equity	$626,626	$569,319	$74,107	$(643,426)	$626,626
Affiliate long-term debt	—	—	25,263	(25,263)	—
Long-term debt, less current maturities	—	417,884	1,349	—	419,233
Total capitalization	626,626	987,203	100,719	(668,689)	1,045,859
Current liabilities:
Current maturities of long-term debt	—	6,173	434	—	6,607
Short-term borrowings	61,715	17,400	—	—	79,115
Payables to affiliates	—	270	23,339	(23,609)	—
Accounts payable	—	56,666	2,930	(201)	59,395
Accrued expenses and other liabilities	861	71,203	1,281	(756)	72,589
Total current liabilities	62,576	151,712	27,984	(24,566)	217,706
Unamortized investment tax credits	—	2,032	—	—	2,032
Deferred income taxes	—	210,789	4,515	(462)	214,842
Pension and postretirement benefits other than pensions	—	270,865	—	—	270,865
Regulatory and other long-term liabilities	—	74,282	8,997	—	83,279
Advances for construction	—	181,763	521	—	182,284
Contributions in aid of construction	—	142,459	28,025	—	170,484
	$689,202	$2,021,105	$170,761	$(693,717)	$2,187,351

CALIFORNIA WATER SERVICE GROUP
Notes to Consolidated Financial Statements (Continued)
December 31, 2015, 2014, and 2013
Dollar amounts in thousands unless otherwise stated
16 CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (Continued)

CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATING STATEMENT OF INCOME
For the Year Ended December 31, 2015

	Parent Company	Cal Water	All Other Subsidiaries	Consolidating Adjustments	Consolidated
	(In thousands)
Operating revenue	$—	$552,202	$36,166	$—	$588,368
Operating expenses:
Operations:
Purchased water	—	168,157	400	—	168,557
Purchased power	—	20,282	7,608	—	27,890
Pump taxes	—	11,479	—	—	11,479
Administrative and general	—	101,244	11,866	—	113,110
Other	—	61,154	6,599	(505)	67,248
Maintenance	—	20,659	804	—	21,463
Depreciation and amortization	228	56,911	4,343	(101)	61,381
Income tax (benefit) expense	(388)	23,964	(56)	1,008	24,528
Property and other taxes	—	18,848	2,711	—	21,559
Total operating (income) expenses	(160)	482,698	34,275	402	517,215
Net operating income	160	69,504	1,891	(402)	71,153
Other income and expenses:
Non-regulated revenue	1,787	14,460	1,699	(2,322)	15,624
Non-regulated expense	—	(12,870)	(1,174)	—	(14,044)
Gain on sale of non-utility properties	—	315	—	—	315
Income tax (expense) on other income and expense	(728)	(776)	(224)	967	(761)
Net other income	1,059	1,129	301	(1,355)	1,134
Interest:
Interest expense	718	28,450	1,834	(1,817)	29,185
Less: capitalized interest	—	(1,873)	(42)	—	(1,915)
Net interest expense	718	26,577	1,792	(1,817)	27,270
Equity earnings of subsidiaries	44,516	—	—	(44,516)	—
Net income	$45,017	$44,056	$400	$(44,456)	$45,017

CALIFORNIA WATER SERVICE GROUP
Notes to Consolidated Financial Statements (Continued)
December 31, 2015, 2014, and 2013
Dollar amounts in thousands unless otherwise stated
16 CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (Continued)

CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATING STATEMENT OF INCOME
For the Year Ended December 31, 2014

	Parent Company	Cal Water	All Other Subsidiaries	Consolidating Adjustments	Consolidated
	(In thousands)
Operating revenue	$—	$564,508	$32,991	$—	$597,499
Operating expenses:
Operations:
Purchased water	—	177,561	323	—	177,884
Purchased power	—	24,089	9,070	—	33,159
Pump taxes	—	12,898	—	—	12,898
Administrative and general	66	87,130	10,177	—	97,373
Other	—	59,291	7,021	(505)	65,807
Maintenance	—	19,141	713	—	19,854
Depreciation and amortization	214	56,836	4,274	(107)	61,217
Income tax (benefit) expense	(275)	27,286	(1,248)	964	26,727
Property and other taxes	—	18,086	2,647	—	20,733
Total operating expenses	5	482,318	32,977	352	515,652
Net operating income (loss)	(5)	82,190	14	(352)	81,847
Other Income and Expenses:
Non-regulated revenue	1,811	16,085	1,592	(2,170)	17,318
Non-regulated expense	—	(13,086)	(1,199)	—	(14,285)
Gain on sale of non-utility properties	—	51	—	—	51
Income tax (expense) on other income and expense	(738)	(1,243)	(184)	920	(1,245)
Net other income	1,073	1,807	209	(1,250)	1,839
Interest:
Interest expense	394	27,777	1,978	(1,666)	28,483
Less: capitalized interest	—	(1,460)	(75)	—	(1,535)
Net interest expense	394	26,317	1,903	(1,666)	26,948
Equity earnings of subsidiaries	56,064	—	—	(56,064)	—
Net income (loss)	$56,738	$57,680	$(1,680)	$(56,000)	$56,738

CALIFORNIA WATER SERVICE GROUP
Notes to Consolidated Financial Statements (Continued)
December 31, 2015, 2014, and 2013
Dollar amounts in thousands unless otherwise stated
16 CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (Continued)

CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATING STATEMENT OF INCOME
For the Year Ended December 31, 2013

	Parent Company	Cal Water	All Other Subsidiaries	Consolidating Adjustments	Consolidated
	(In thousands)
Operating revenue	$—	$552,327	$31,776	$—	$584,103
Operating expenses:
Operations:
Purchased water	—	182,503	543	—	183,046
Purchased power	—	22,932	9,288	—	32,220
Pump taxes	—	10,795	—	—	10,795
Administrative and general	69	87,620	10,366	—	98,055
Other	—	63,237	7,005	(504)	69,738
Maintenance	—	16,654	714	—	17,368
Depreciation and amortization	56	54,886	3,490	(112)	58,320
Income tax (benefit) expense	(304)	19,890	(1,880)	1,341	19,047
Property and other taxes	—	18,679	2,830	—	21,509
Total operating (income) expenses	(179)	477,196	32,356	725	510,098
Net operating income (loss)	179	75,131	(580)	(725)	74,005
Other Income and Expenses:
Non-regulated revenue	2,323	13,606	1,918	(3,052)	14,795
Non-regulated expense	(337)	(9,465)	(1,463)	—	(11,265)
Income tax (expense) on other income and expense	(809)	(1,687)	(222)	1,296	(1,422)
Net other income	1,177	2,454	233	(1,756)	2,108
Interest:
Interest expense	621	30,238	2,585	(2,547)	30,897
Less: capitalized interest	—	(1,662)	(376)	—	(2,038)
Net interest expense	621	28,576	2,209	(2,547)	28,859
Equity earnings of subsidiaries	46,519	—	—	(46,519)	—
Net income (loss)	$47,254	$49,009	$(2,556)	$(46,453)	$47,254

CALIFORNIA WATER SERVICE GROUP
Notes to Consolidated Financial Statements (Continued)
December 31, 2015, 2014, and 2013
Dollar amounts in thousands unless otherwise stated
16 CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (Continued)

CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2015

	Parent Company	Cal Water	All Other Subsidiaries	Consolidating Adjustments	Consolidated
	(In thousands)
Operating activities:
Net income	$45,017	$44,056	$400	$(44,456)	$45,017
Adjustments to reconcile net income to net cash provided by operating activities:
Equity earnings of subsidiaries	(44,516)	—	—	44,516	—
Dividends received from affiliates	32,066	—	—	(32,066)	—
Depreciation and amortization	228	58,385	4,670	(101)	63,182
Change in value of life insurance contracts	—	218	—	—	218
Stock-based compensation	2,578	—	—	—	2,578
(Gain) on sale of non-utility properties	—	(315)	—	—	(315)
Changes in deferred income taxes	—	24,393	—	—	24,393
Changes in operating assets and liabilities	(758)	(6,417)	5,392	(94)	(1,877)
Other changes in noncurrent assets and liabilities	1,436	14,807	(4,943)	135	11,435
Net cash provided by operating activities	36,051	135,127	5,519	(32,066)	144,631
Investing activities:
Utility plant expenditures	—	(171,645)	(5,188)	—	(176,833)
Proceeds from sale of non-utility assets	—	319	—	—	319
Investment in affiliates	(1,000)	—	—	1,000	—
Change in affiliate advances	(239)	(1,111)	115	1,235	—
Issuance of affiliate short-term borrowings	(3,280)	(21,500)	—	24,780	—
Reduction of affiliate short-term borrowings	3,000	—	—	(3,000)	—
Reduction of affiliate-long term debt	1,007	—	—	(1,007)	—
Purchase of life insurance contracts	—	(2,032)	—	—	(2,032)
Changes in Restricted cash	—	288	—	—	288
Net cash (used in) investing activities	(512)	(195,681)	(5,073)	23,008	(178,258)
Financing Activities:
Short-term borrowings	15,101	79,202	—	—	94,303
Repayment of short-term borrowings	(43,600)	(97,400)	—	—	(141,000)
Investment from affiliates	—	—	1,000	(1,000)	—
Change in affiliate advances	—	397	838	(1,235)	—
Proceeds from affiliate short-term borrowings	21,500	—	3,280	(24,780)	—
Reduction of affiliate short-term borrowings	—	—	(3,000)	3,000	—
Repayment of affiliate long-term debt	—	—	(1,007)	1,007	—
Proceeds from long-term debt	—	99,293	50	—	99,343
Advances and contributions in aid for construction	—	14,195	1,831	—	16,026
Refunds of advances for construction	—	(6,681)	(45)	—	(6,726)
Repayment of long-term debt	—	(6,528)	(475)	—	(7,003)
Dividends paid to non-affiliates	(32,066)	—	—	—	(32,066)
Dividends paid to affiliates	—	(31,583)	(483)	32,066	—
Net cash provided by (used in) financing activities	(39,065)	50,895	1,989	9,058	22,877
Change in cash and cash equivalents	(3,526)	(9,659)	2,435	—	(10,750)
Cash and cash equivalents at beginning of period	4,108	13,929	1,550	—	19,587
Cash and cash equivalents at end of year	$582	$4,270	$3,985	$—	$8,837

CALIFORNIA WATER SERVICE GROUP
Notes to Consolidated Financial Statements (Continued)
December 31, 2015, 2014, and 2013
Dollar amounts in thousands unless otherwise stated
16 CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (Continued)

CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2014

	Parent Company	Cal Water	All Other Subsidiaries	Consolidating Adjustments	Consolidated
	(In thousands)
Operating activities:
Net income (loss)	$56,738	$57,680	$(1,680)	$(56,000)	$56,738
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity earnings of subsidiaries	(56,064)	—	—	56,064	—
Dividends received from affiliates	31,063	—	—	(31,063)	—
Depreciation and amortization	214	58,657	4,558	(107)	63,322
Change in value of life insurance contracts	—	(994)	—	—	(994)
Stock-based compensation	2,195	—	—	—	2,195
(Gain) on sale of non-utility properties	—	(51)	—	—	(51)
Changes in deferred income taxes	—	34,125	—	—	34,125
Changes in operating assets and liabilities	16	(11,803)	(894)	—	(12,681)
Other changes in noncurrent assets and liabilities	789	(15,596)	243	43	(14,521)
Net cash provided by operating activities	34,951	122,018	2,227	(31,063)	128,133
Investing activities:
Utility plant expenditures	—	(125,048)	(6,967)	—	(132,015)
Proceeds from sale of non-utility assets	—	57	—	—	57
Investment in affiliates	(47,650)	—	—	47,650	—
Change in affiliate advances	(3,200)	2,147	(80)	1,133	—
Reduction of affiliate long-term debt	938	—	—	(938)	—
Purchase of life insurance contracts	—	(3,207)	—	—	(3,207)
Changes in Restricted cash	—	396	—	—	396
Net cash (used in) investing activities	(49,912)	(125,655)	(7,047)	47,845	(134,769)
Financing Activities:
Short-term borrowings	64,900	52,400	—	—	117,300
Repayment of short-term borrowings	(20,000)	(65,000)	—	—	(85,000)
Investment from affiliates	—	42,000	5,650	(47,650)	—
Change in affiliate advances	(48)	270	911	(1,133)	—
Repayment of affiliate long-term debt	—	—	(938)	938	—
Proceeds from long-term debt	—	—	497	—	497
Repayment of long-term debt	—	(6,934)	(1,771)	—	(8,705)
Advances and contributions in aid for construction	—	11,219	1,110	—	12,329
Refunds of advances for construction	—	(6,529)	(112)	—	(6,641)
Dividends paid to non-affiliates	(31,063)	—	—	—	(31,063)
Dividends paid to affiliates	—	(30,650)	(413)	31,063	—
Net cash provided by (used in) financing activities	13,789	(3,224)	4,934	(16,782)	(1,283)
Change in cash and cash equivalents	(1,172)	(6,861)	114	—	(7,919)
Cash and cash equivalents at beginning of period	5,280	20,790	1,436	—	27,506
Cash and cash equivalents at end of year	$4,108	$13,929	$1,550	$—	$19,587

CALIFORNIA WATER SERVICE GROUP
Notes to Consolidated Financial Statements (Continued)
December 31, 2015, 2014, and 2013
Dollar amounts in thousands unless otherwise stated
16 CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (Continued)

California Water Service Group
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2013

	Parent Company	Cal Water	All Other Subsidiaries	Consolidating Adjustments	Consolidated
	(In thousands)
Operating activities:
Net income (loss)	$47,254	$49,009	$(2,556)	$(46,453)	$47,254
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity earnings of subsidiaries	(46,519)	—	—	46,519	—
Dividends received from affiliates	29,619	—	—	(29,619)	—
Depreciation and amortization	56	56,670	3,636	(112)	60,250
Change in value of life insurance contracts	—	(1,878)	—	—	(1,878)
Stock-based compensation	1,832	—	—	—	1,832
Changes in deferred income taxes	—	9,800	—	—	9,800
Changes in operating assets and liabilities	544	226	(5,275)	95	(4,410)
Other changes in noncurrent assets and liabilities	(76)	11,899	(449)	(49)	11,325
Net cash provided by (used in) operating activities	32,710	125,726	(4,644)	(29,619)	124,173
Investing activities:
Utility plant expenditures	(712)	(111,819)	(10,457)	—	(122,988)
Investment in affiliates	(35,000)	—	—	35,000	—
Change in affiliate advances	(14,903)	(2,575)	1,210	16,268	—
Reduction of affiliate long-term debt	1,227	7,796	—	(9,023)	—
Purchase of life insurance	—	(3,281)	—	—	(3,281)
Restricted cash decrease	—	1,073	—	—	1,073
Net cash (used in) investing activities	(49,388)	(108,806)	(9,247)	42,245	(125,196)
Financing Activities:
Short-term borrowings	20,615	50,000	—	—	70,615
Repayment of short-term borrowings	(68,275)	(45,000)	—	—	(113,275)
Change in affiliate advances	(14)	(1,152)	17,434	(16,268)	—
Repayment of affiliate long-term debt	(7,796)	—	(1,227)	9,023	—
Proceeds from long-term debt	—	—	48	—	48
Repayment of long-term debt	—	(46,547)	(701)	—	(47,248)
Advances and contributions in aid for construction	—	10,465	98	—	10,563
Refunds of advances for construction	—	(6,814)	(108)	—	(6,922)
Dividends paid to non-affiliates	(29,619)	—	—	—	(29,619)
Dividends paid to affiliates	—	(26,691)	(2,928)	29,619	—
Issuance of common stock	105,577	—	—	—	105,577
Investment from affiliates	—	35,000	—	(35,000)	—
Net cash provided by (used in) financing activities	20,488	(30,739)	12,616	(12,626)	(10,261)
Change in cash and cash equivalents	3,810	(13,819)	(1,275)	—	(11,284)
Cash and cash equivalents at beginning of year	1,470	34,609	2,711	—	38,790
Cash and cash equivalents at end of year	$5,280	$20,790	$1,436	$—	$27,506

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
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2015. Based on that evaluation, we concluded that our disclosure controls and procedures were effective at the reasonable assurance level.
There was no change in our internal control over financial reporting during the quarter ended December 31, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Management's Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended). Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in "Internal Control—Integrated Framework (2013)". Management has concluded that, as of December 31, 2015 our internal control over financial reporting is effective based on these criteria. Our independent registered public accounting firm, Deloitte & Touche LLP, has audited the effectiveness of our internal control over financial reporting as of December 31, 2015, as stated in their report, which is included in Item 8 and incorporated herein.
Item 9B.    Other Information.
None.

PART III
Item 10.    Directors and Executive Officers and Corporate Governance.
The information required by this Item as to directors of the Company and the Company's Audit Committee is contained in the sections captioned "Board Structure" and "Proposal No. 1—Election of Directors" of the 2016 Proxy Statement, and is incorporated herein by reference.
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
Item 11.    Executive Compensation.
The information required by this Item is contained under the captions "Compensation Discussion and Analysis," "Report of the Organization and Compensation Committee of the Board of Directors on Executive Compensation," and "Organization and Compensation Committee Interlocks and Insider Participation" of the 2016 Proxy Statement and is incorporated herein by reference.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this Item regarding security ownership of certain beneficial owners and management is contained in the section captioned "Stock Ownership of Management and Certain Beneficial Owners" of the 2016 Proxy Statement and is incorporated herein by reference.
The following table represents securities authorized to be issued under our equity compensation plan:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Rights (a)	Weighted-Average Exercise Price of Outstanding Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plan (Excluding Securities Reflected in Column) (a)
Equity compensation plans approved by security holders	64,500	$19.05	932,578
Equity compensation plans not approved by security holders	-0-	-0-	-0-
Total	64,500	$19.05	932,578

Item 13.    Certain Relationships and Related Transactions and Director Independence.
The information required by this Item is contained in the sections captioned "Certain Related Persons Transactions" and "Board Structure" of the 2016 Proxy Statement and is incorporated herein by reference.
Item 14.    Principal Accountant Fees and Services.
The information required by this Item is contained in the section captioned "Report of the Audit Committee" and "Relationship with the Independent Registered Public Accounting Firm" of the 2016 Proxy Statement and is incorporated herein by reference.

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
Date: February 25, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ PETER C. NELSON	Chairman, Board of Directors	Date: February 25, 2016
PETER C. NELSON

/s/ GREGORY E. ALIFF	Member, Board of Directors	Date: February 25, 2016
GREGORY E. ALIFF

/s/ TERRY P. BAYER	Member, Board of Directors	Date: February 25, 2016
TERRY P. BAYER

/s/ EDWIN A. GUILES	Member, Board of Directors	Date: February 25, 2016
EDWIN A. GUILES

/s/ BONNIE G. HILL	Member, Board of Directors	Date: February 25, 2016
BONNIE G. HILL

/s/ THOMAS M. KRUMMEL	Member, Board of Directors	Date: February 25, 2016
THOMAS M. KRUMMEL, M.D.

/s/ RICHARD P. MAGNUSON	Member, Board of Directors	Date: February 25, 2016
RICHARD P. MAGNUSON

/s/ LINDA R. MEIER	Member, Board of Directors	Date: February 25, 2016
LINDA R. MEIER

/s/ LESTER A. SNOW	Member, Board of Directors	Date: February 25, 2016
LESTER A. SNOW

/s/ GEORGE A. VERA	Member, Board of Directors	Date: February 25, 2016
GEORGE A. VERA

/s/ MARTIN A. KROPELNICKI	President and Chief Executive Officer; Principal Executive Officer; Member, Board of Directors	Date: February 25, 2016
MARTIN A. KROPELNICKI

/s/ THOMAS F. SMEGAL III	Vice President, Chief Financial Officer and Treasurer; Principal Financial Officer	Date: February 25, 2016
THOMAS F. SMEGAL III

/s/ DAVID B. HEALEY	Vice President, Corporate Controller and Assistant Treasurer; Principal Accounting Officer	Date: February 25, 2016
DAVID B. HEALEY

EXHIBIT INDEX
Unless filed with this Form 10-K, the documents listed are incorporated by reference to the filings referred to:

Exhibit Number
3.1	Certificate of Incorporation of California Water Service Group (Exhibit 3.1 to the Quarterly Report on Form 10-Q filed August 9, 2006)
3.2	Certificate of Amendment to Certificate of Incorporation of California Water Service Group (Exhibit 3.1 to the Current Report on Form 8-K filed June 10, 2011)
3.3	Amended and Restated Bylaws of California Water Service Group, as amended on October 28, 2015 (Exhibit 3 to the Quarterly Report on Form 10-Q filed October 29, 2015)
4.1	[reserved]
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

Exhibit Number
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

4.23	The Company agrees to furnish upon request to the Securities and Exchange Commission a copy of each instrument defining the rights of holders of long-term debt of the Company.
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

Exhibit Number
10.16
Credit Agreement dated as of March 10, 2015 among California Water Service Group and certain of its subsidiaries from time to time party thereto, as borrowers, Bank of America, N.A., as administrative agent, swing line lender and letter of credit issuer, Merrill Lynch, Pierce, Fenner & Smith incorporated, as sole lead arranger and sole bookrunner, CoBank, ACB and U.S. Bank National Association, as co-syndication agents, and Bank of China, Los Angeles Branch, as documentation agent, and the other lender parties thereto (Exhibit 10.1 to the Current Report on Form 8-K filed March 11, 2015).

10.17
Credit Agreement dated as of March 10, 2015 among California Water Service Company, as borrower, Bank of America, N.A., as administrative agent, swing line lender and letter of credit issuer, Merrill Lynch, Pierce, Fenner & Smith Incorporated, as sole lead arranger and sole bookrunner, CoBank, ACB and U.S. Bank National Association, as co-syndication agents, and Bank of China, Los Angeles Branch, as documentation agent, and the other lender parties thereto (Exhibit 10.2 to the Current Report on Form 8-K filed March 11, 2015).

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

12.10	Computation of Ratios of Earnings to Fixed Charges
21.0	Subsidiaries of the Registrant
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Chief Executive Officer certification of financial statements pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Chief Financial Officer certification of financial statements pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.0	Chief Executive Officer and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
_______________________________________________________________________________

*	Management contract or compensatory plan or arrangement