Form 10-Q
period 2016-03-31
CALIFORNIA WATER SERVICE GROUP
filed 2016-04-28
CIK 1035201

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common shares outstanding as of April 27, 2016 — 47,973,799

PART I FINANCIAL INFORMATION
Item 1.

FINANCIAL STATEMENTS

The condensed consolidated financial statements presented in this filing on Form 10-Q have been prepared by management and are unaudited.

CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited (In thousands, except per share data)

	March 31, 2016	December 31, 2015
ASSETS
Utility plant:
Utility plant	$2,560,787	$2,506,946
Less accumulated depreciation and amortization	(821,108)	(805,178)
Net utility plant	1,739,679	1,701,768
Current assets:
Cash and cash equivalents	30,878	8,837
Receivables:
Customers	31,397	31,512
Regulatory balancing accounts	31,554	35,052
Other	12,741	14,760
Unbilled revenue	25,522	23,181
Materials and supplies at weighted average cost	6,321	6,339
Taxes, prepaid expense, and other assets	10,108	7,897
Total current assets	148,521	127,578
Other assets:
Regulatory assets	361,249	361,893
Goodwill	2,615	2,615
Other assets	47,741	47,399
Total other assets	411,605	411,907
TOTAL ASSETS	$2,299,805	$2,241,253
CAPITALIZATION AND LIABILITIES
Capitalization:
Common stock, $.01 par value; 68,000 shares authorized, 47,974 and 47,875 outstanding in 2016 and 2015, respectively	$480	$479
Additional paid-in capital	333,002	333,135
Retained earnings	299,485	308,541
Total common stockholders’ equity	632,967	642,155
Long-term debt, less current maturities	557,849	508,002
Total capitalization	1,190,816	1,150,157
Current liabilities:
Current maturities of long-term debt	6,113	6,043
Short-term borrowings	34,500	33,615
Accounts payable	65,354	66,380
Regulatory balancing accounts	1,075	2,227
Accrued interest	11,611	5,088
Accrued expenses and other liabilities	39,490	34,545
Total current liabilities	158,143	147,898
Unamortized investment tax credits	1,872	1,872
Deferred income taxes	264,153	264,897
Pension and postretirement benefits other than pensions	239,164	236,266
Regulatory liabilities and other	88,018	82,414
Advances for construction	180,210	180,172
Contributions in aid of construction	177,429	177,577
Commitments and contingencies (Note 10)	—	—
TOTAL CAPITALIZATION AND LIABILITIES	$2,299,805	$2,241,253
See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Unaudited (In thousands, except per share data)

For the three months ended	March 31, 2016	March 31, 2015
Operating revenue	$121,727	$121,985
Operating expenses:
Operations:
Water production costs	41,069	45,202
Administrative and general	27,827	27,695
Other operations	19,302	15,843
Maintenance	6,063	4,457
Depreciation and amortization	16,046	15,319
Income tax (benefit) expense	(925)	613
Property and other taxes	6,075	5,359
Total operating expenses	115,457	114,488
Net operating income	6,270	7,497
Other income and expenses:
Non-regulated revenue	3,428	3,247
Non-regulated expenses	(2,980)	(2,243)
Income tax (expense) on other income and expenses	(181)	(403)
Net other income	267	601
Interest expense:
Interest expense	8,065	7,069
Less: capitalized interest	(730)	(546)
Net interest expense	7,335	6,523
Net (loss) income	$(798)	$1,575
Net (loss) income per share
Basic	$(0.02)	$0.03
Diluted	(0.02)	0.03
Weighted average shares outstanding:
Basic	47,905	47,825
Diluted	47,905	47,854
Dividends declared per share of common stock	$0.1725	$0.1675
 See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited (In thousands)

For the three months ended:	March 31, 2016	March 31, 2015
Operating activities:
Net (loss) income	$(798)	$1,575
Adjustments to reconcile net (loss) income to net cash:
Depreciation and amortization	16,454	15,736
Change in value of life insurance contracts	43	(161)
Changes in operating assets and liabilities:
Receivables and unbilled revenue	7,127	600
Accounts payable	(5,129)	(419)
Other current assets	(1,728)	(4,604)
Other current liabilities	10,453	7,627
Other changes in noncurrent assets and liabilities	4,604	6,535
Net cash provided by operating activities	31,026	26,889
Investing activities:
Utility plant expenditures	(56,463)	(35,047)
Life insurance proceeds	495	—
Purchase of life insurance contracts	(960)	—
Change in restricted cash	(465)	(26)
Net cash used in investing activities	(57,393)	(35,073)
Financing activities:
Short-term borrowings	54,500	30,000
Repayment of short-term borrowings	(53,615)	—
Proceeds of long-term debt, net of expenses of $177 for 2016, none for 2015	50,039	50
Repayment of long-term debt	(254)	(338)
Advances and contributions in aid of construction	7,608	1,777
Refunds of advances for construction	(1,612)	(1,574)
Dividends paid	(8,258)	(8,007)
Net cash provided by financing activities	48,408	21,908
Change in cash and cash equivalents	22,041	13,724
Cash and cash equivalents at beginning of period	8,837	19,587
Cash and cash equivalents at end of period	$30,878	$33,311
Supplemental information:
Cash paid for interest (net of amounts capitalized)	$481	$749
Supplemental disclosure of non-cash activities:
Accrued payables for investments in utility plant	$22,904	$14,374
Utility plant contribution by developers	2,490	1,823
 See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

CALIFORNIA WATER SERVICE GROUP
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2016
Dollar amounts in thousands unless otherwise stated

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

Basis of Presentation

The unaudited interim financial information has been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission (SEC) and therefore do not contain all of the information and footnotes required by GAAP and the SEC for annual financial statements. The condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements for the year ended December 31, 2015, included in its annual report on Form 10-K as filed with the SEC on February 25, 2016.

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

The balances in the WRAM and MCBA asset and liability accounts will fluctuate on a monthly basis depending upon the variance between adopted and actual results. The recovery or refund of WRAM is netted against the recovery or refund of MCBA for the corresponding district. The recovery or refund of net WRAM and MCBA balances are interest bearing at the current 90 day commercial paper rate. At the end of any calendar year, Cal Water files with the CPUC to refund or collect the balance in the accounts. Undercollected net WRAM and MCBA receivable balances are collected over 12, 18, or 20+ months. Cal Water defers net WRAM and MCBA operating revenues and associated costs whenever the net receivable balances are estimated to be collected more than 24 months after the respective reporting periods in which they were recognized. The deferred net WRAM and MCBA revenues and associated costs were determined using forecasts of customer consumption trends in future reporting periods and the timing of when the CPUC will authorize Cal Water’s filings to recover the undercollected balances. Deferred net WRAM and MCBA revenues and associated costs will be recognized as revenues and costs in future periods when collections are within 24 months of the respective reporting period.

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

Flat rate customers are billed in advance at the beginning of the service period. The revenue is prorated so that the portion of revenue applicable to the current period is included in that period’s revenue, with the balance recorded as unearned revenue on the balance sheet and recognized as revenue when earned in the subsequent accounting period. The unearned revenue liability was $1.1 million and $1.3 million as of March 31, 2016 and December 31, 2015, respectively. This liability is included in “accrued expenses and other liabilities” on the condensed consolidated balance sheets.

Cash and Cash Equivalents

Cash equivalents include highly liquid investments with maturities of three months or less.  Cash and cash equivalents was $30.9 million and $8.8 million as of March 31, 2016 and December 31, 2015, respectively.  Restricted cash was presented on the condensed consolidated balance sheet in “taxes, prepaid expenses and other assets” and was $1.0 million and $0.5 million as of March 31, 2016 and December 31, 2015.

Adoption of New Accounting Standards

In April 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which amends the existing guidance relating to the presentation of debt issuance costs. The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The Company adopted this guidance effective January 1, 2016 and applied the requirements retrospectively for all periods presented. The adoption of this guidance did not have a material impact on the Company's condensed consolidated financial statements. The long term debt unamortized debt issuance costs were $4.9 million and $4.8 million as of March 31, 2016 and December 31, 2015, respectively. The following table shows the effect of the accounting change to the condensed consolidated balance sheet as of December 31, 2015:

	December 31, 2015
Balance Sheet Classification	As Reported on Form 10-K	Adjusted Balance on Form 10-Q	Decrease from Retrospective Adoption
Other Assets	$52,241	$47,399	$4,842
Long-term debt, less current maturities	512,287	508,002	4,285
Current maturities of long-term debt	6,600	6,043	557

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. This update creates a single, principles based framework for revenue recognition and is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled when goods or services are transferred to customers.  In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, deferring the effective date of this amendment for public companies by one year to January 1, 2018, with early adoption permitted as of the original effective date of January 1, 2017.  In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which clarifies guidance relating to principal-versus-agent implementation contained in ASU 2014-09. In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which clarifies guidance relating to identifying performance obligations and licensing implementation contained in ASU 2014-09. The effective dates of ASU 2016-08 and ASU 2016-10 are the same as ASU 2015-14 discussed above. The Company is currently evaluating the impact of adopting the new revenue standard on its consolidated financial statements and related disclosures.

In February 2016, the FASB issued ASU 2016-02, Leases. This update changes the accounting treatment of operating leases for lessees and related disclosure requirements. ASU 2016-2 is effective for annual reporting periods beginning after December 15, 2018 and early adoption is permitted. The Company is currently evaluating the impact of adopting the new lease standard on its consolidated financial statements and related disclosures.

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The amendments in ASU 2016-09 involve multiple aspects of the accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities, and classification on the Statement of Cash Flows. ASU 2016-09 is effective for annual periods beginning after December 15, 2016 and early adoption is permitted. The Company is currently evaluating the impact on its consolidated financial statements and related disclosures.

Note 3. Stock-based Compensation

Equity Incentive Plan

During the three months ended March 31, 2016 and 2015, the Company granted annual Restricted Stock Awards (RSAs) of 72,317 and 59,151 shares, respectively, of common stock to officers and directors of the Company and 7,731 and 5,193 shares of RSAs were canceled during the three months ended March 31, 2016 and March 31, 2015, respectively. Employee RSAs granted in 2016 and 2015 vest over 36 months.  Director RSAs generally vest at the end of 12 months. During the first three months of 2016 and 2015, the RSAs granted were valued at $25.17 and $24.30 per share, respectively, based upon the fair market value of the Company’s common stock on the date of grant.

During the three months ended March 31, 2016 and 2015, the Company granted performance-based Restricted Stock Unit Awards (RSUs) of 43,659 shares and 37,137 shares of common stock, respectively, to officers.  Each award reflects a target number of shares that may be issued to the award recipient.  The 2016 and 2015 awards may be earned upon the completion of the 3 year performance period ending on March 1, 2019 and March 3, 2018, respectively.  During the three months ended March 31, 2016, the Company issued 28,424 of RSU shares and canceled 6,602 shares. There were no RSU shares issued or canceled during the three months ended March 31, 2015. The 2016 and 2015 RSUs are recognized as expense ratably over the 3 year performance period using a fair market value of $25.17 per share and $24.30 per share, respectively, and an estimate of RSUs earned during the performance period.

The Company has recorded compensation costs for the RSAs and RSUs in administrative and general operating expenses in the amount of $0.7 million and $0.6 million for the three months ended March 31, 2016 and March 31, 2015 respectively.

Note 4. Equity

The Company’s changes in total common stockholders’ equity for the three months ended March 31, 2016 were as follows:

Total Common Stockholders’ Equity
Balance at December 31, 2015	$642,155
Common stock issued	1
Share-based compensation expense	333
Shares purchased back	(466)
Common stock dividends declared	(8,258)
Net loss	(798)
Balance at March 31, 2016	$632,967

Note 5. Net (Loss) Income Per Share Calculations

The computations of basic and diluted net loss or income per weighted average common share are noted below. Basic net loss or income per share is computed by dividing the net loss or income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net loss or income per share reflects the potential dilution that could occur if securities or other contracts were exercised or converted into common stock. RSAs are included in the weighted average common shares outstanding because the shares have all the same voting and dividend rights as issued and unrestricted common stock. RSUs are not included in diluted shares for financial reporting until authorized by the Compensation & Organization Committee of the Board of Directors.

There were no vested and outstanding Stock Appreciation Rights (SARs) as of March 31, 2016 and 65,436 shares of SARs vested and outstanding as of March 31, 2015. All SARs were dilutive, as shown in the table below.

	Three Months Ended March 31
	2016	2015
	(In thousands, except per share data)
Net (loss) income available to common stockholders	$(798)	$1,575
Weighted average common shares outstanding, basic	47,905	47,825
Dilutive SARs (treasury method)	—	29
Weighted average common shares outstanding, dilutive	47,905	47,854
Net (loss) income per share - basic	$(0.02)	$0.03
Net (loss) income per share - diluted	$(0.02)	$0.03

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

Cash contributions by the Company related to pension plans were $7.3 million and $5.5 million for the three months ended March 31, 2016 and March 31, 2015, respectively. There were no contributions to the other postretirement benefit plans for the three months ended March 31, 2016 and March 31, 2015, respectively. The 2016 estimated cash contribution to the pension plans is $27.3 million and to the other postretirement benefit plans is $13.4 million.

The following table lists components of net periodic benefit costs for the pension plans and other postretirement benefits. The data listed under “pension plan” includes the qualified pension plan and the non-qualified supplemental executive retirement plan. The data listed under “other benefits” is for all other postretirement benefits.

	Three Months Ended March 31
	Pension Plan		Other Benefits
	2016	2015	2016	2015
Service cost	$5,067	$5,632	$2,304	$2,500
Interest cost	5,453	5,003	1,800	1,614
Expected return on plan assets	(5,454)	(4,792)	(1,046)	(876)
Amortization of prior service cost	1,555	1,502	11	11
Recognized net actuarial loss	1,293	2,400	1,261	1,458
Net periodic benefit cost	$7,914	$9,745	$4,330	$4,707

Note 7. Short-term and Long-term Borrowings

On October 13, 2015, Cal Water agreed to sell $150.0 million in aggregate principal amount of first mortgage bonds in a private placement. Pursuant to the agreement, Cal Water sold $100.0 million of the first mortgage bonds on October 13, 2015, consisting of $50.0 million of 3.33% series QQQ maturing October 15, 2025 and $50.0 million of 4.31% series RRR maturing October 16, 2045.

In March 2016, Cal Water sold the remaining $50.0 million of the first mortgage bonds, consisting of $40.0 million of 4.41% series SSS maturing April 16, 2046 and $10.0 million of 4.61% series TTT maturing April 14, 2056. Cash proceeds of approximately $49.7 million, net of $0.3 million debt issuance costs, were received. Cal Water used a portion of the net proceeds from the offering to repay outstanding borrowings on the Company and Cal Water lines of credit of $48.6 million.

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

The outstanding borrowings on the Company lines of credit were $34.5 million and $33.6 million as of March 31, 2016 and December 31, 2015, respectively. There were no borrowings on the Cal Water lines of credit as of March 31, 2016 and as of December 31, 2015.  The average borrowing rate for borrowings on the Company and Cal Water lines of credit during the three months ended March 31, 2016 was 1.27% compared to 1.09% for the same period last year.

Note 8. Income Taxes

As of March 31, 2016 and December 31, 2015, the Company had unrecognized tax benefits of approximately $10.3 million. Included in the balance of unrecognized tax benefits as of March 31, 2016 and December 31, 2015 was approximately $2.1 million of tax benefits that if recognized, would result in an adjustment to the Company’s effective tax rate. The Company does not expect its unrecognized tax benefits to change significantly within the next 12 months.

The Company’s fiscal year 2016 effective tax rate is estimated to be 37%.

Note 9. Regulatory Assets and Liabilities

Regulatory assets and liabilities were comprised of the following as of March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015
Regulatory Assets
Pension and retiree group health	$205,449	$205,614
Property-related temporary differences (tax benefits flowed through to ratepayers)	81,522	81,522
Other accrued benefits	28,314	27,327
Net WRAM and MCBA long-term accounts receivable	12,873	15,410
Asset retirement obligations, net	15,003	14,682
Interim rates long-term accounts receivable	4,852	5,238
Tank coating	7,341	6,829
Health care balancing account	3,948	3,503
Other regulatory assets	1,947	1,768
Total Regulatory Assets	$361,249	$361,893
Regulatory Liabilities
Future tax benefits due ratepayers	$29,505	$29,505
Conservation program	2,454	2,317
Pension balancing account	1,646	792
Other regulatory liabilities	7,160	2,650
Total Regulatory Liabilities	$40,765	$35,264

Short-term regulatory assets and liabilities are excluded from the above table. The short-term regulatory assets were $31.6 million as of March 31, 2016 and $35.1 million as of December 31, 2015. The short-term regulatory assets were primarily interim rate memorandum account receivable and net WRAM and MCBA accounts receivable as of March 31, 2016 and December 31, 2015. The short-term portions of regulatory liabilities were $1.1 million as of March 31, 2016 and $2.2 million as of December 31, 2015. The short-term regulatory liabilities were primarily short term net WRAM payables as of March 31, 2016 and December 31, 2015.

Note 10. Commitment and Contingencies

Commitments

The Company has significant commitments to lease certain office spaces and water systems and to purchase water from water wholesalers. These commitments are described in Form 10-K for the year ended December 31, 2015.  As of March 31, 2016, there were no significant changes from December 31, 2015.

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

LEGAL PROCEEDINGS

From time to time, the Company is involved in various disputes and litigation matters that arise in the ordinary course of business. The status of each significant matter is reviewed and assessed for potential financial exposure. If the potential loss from any claim or legal proceeding is considered probable and the amount of the range of loss can be estimated, a liability is accrued for the estimated loss in accordance with the accounting standards for contingencies. Legal proceedings are subject to uncertainties, and the outcomes are difficult to predict. Because of such uncertainties, accruals are based on the best information available at the time. While the outcome of these disputes and litigation matters cannot be predicted with any certainty, management does not believe when taking into account existing reserves the ultimate resolution of these matters will materially affect the Company’s financial position, results of operations, or cash flows.  The Company recognized a liability of $3.4 million and $3.5 million for known legal matters as of March 31, 2016 and December 31, 2015, respectively. The cost of litigation is expensed as incurred and any settlement is first offset against such costs.  Any settlement in excess of the cost to litigate is accounted for on a case by case basis, dependent on the nature of the settlement.

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

Level 1 -  Inputs to the valuation methodology are unadjusted quoted prices for identical assets or liabilities in active markets that the Plan has the ability to access.

Level 2 -  Inputs to the valuation methodology include:

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
Level 3 -  Inputs to the valuation methodology are unobservable and significant to the fair value measurement.

Specific valuation methods include the following:

Accounts receivable and accounts payable carrying amounts approximated the fair value because of the short-term maturity of the instruments.

Long-term debt fair values were estimated using the published quoted market price, if available, or the discounted cash flow analysis, based on the current rates available using a risk-free rate (a U.S. Treasury securities yield curve) plus a risk premium of 1.70%.

Advances for construction fair values were estimated using broker quotes from companies that frequently purchase these investments.

	March 31, 2016
		Fair Value
	Cost	Level 1	Level 2	Level 3	Total
Long-term debt, including current maturities	$563,962		$673,972		$673,972
Advances for construction	180,210		74,539		74,539
Total	$744,172	$—	$748,511	$—	$748,511

	December 31, 2015
		Fair Value
	Cost	Level 1	Level 2	Level 3	Total
Long-term debt, including current maturities	$514,045	$—	$600,440	$—	$600,440
Advances for construction	180,172	—	72,866	—	72,866
Total	$694,217	—	$673,306	$—	$673,306

Note 12. Condensed Consolidating Financial Statements

On April 17, 2009, Cal Water issued $100.0 million aggregate principal amount of 5.875% First Mortgage Bonds due 2019, and on November 17, 2010, Cal Water issued $100.0 million aggregate principal amount of 5.500% First Mortgage Bonds due 2040, all of which are fully and unconditionally guaranteed by the Company.  As a result of these guarantee arrangements, the Company is required to present the following condensed consolidating financial information.  The investments in affiliates are accounted for and presented using the “equity method” of accounting.

The following tables present the condensed consolidating balance sheets as of March 31, 2016 and December 31, 2015, the condensed consolidating statements of income for the three months ended March 31, 2016 and 2015, and the condensed consolidating statements of cash flows for the three months ended March 31, 2016 and 2015 of (i) California Water Service Group, the guarantor of the first mortgage bonds and the parent company; (ii) California Water Service Company, the issuer of the first mortgage bonds and a 100% owned consolidated subsidiary of California Water Service Group; and (iii) the other 100% owned non-guarantor consolidated subsidiaries of California Water Service Group. The condensed consolidating balance sheet as of December 31, 2015 reflects the retrospective adoption of ASU 2015-03 (refer to Note 2. Summary of Significant Accounting Policies for more details).

CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATING BALANCE SHEET
As of March 31, 2016
(In thousands)

	Parent Company	Cal Water	All Other Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS
Utility plant:
Utility plant	$1,318	$2,366,430	$200,236	$(7,197)	$2,560,787
Less accumulated depreciation and amortization	(662)	(772,988)	(49,305)	1,847	(821,108)
Net utility plant	656	1,593,442	150,931	(5,350)	1,739,679
Current assets:
Cash and cash equivalents	707	26,512	3,659	—	30,878
Receivables and unbilled revenue	—	97,211	4,003	—	101,214
Receivables from affiliates	19,902	23,851	78	(43,831)	—
Other current assets	367	15,004	1,058	—	16,429
Total current assets	20,976	162,578	8,798	(43,831)	148,521
Other assets:
Regulatory assets	—	357,586	3,663	—	361,249
Investments in affiliates	642,254	—	—	(642,254)	—
Long-term affiliate notes receivable	24,806	—	—	(24,806)	—
Other assets	564	46,009	4,699	(916)	50,356
Total other assets	667,624	403,595	8,362	(667,976)	411,605
TOTAL ASSETS	$689,256	$2,159,615	$168,091	$(717,157)	$2,299,805
CAPITALIZATION AND LIABILITIES
Capitalization:
Common stockholders’ equity	$632,967	$572,846	$74,761	$(647,607)	$632,967
Affiliate long-term debt	—	—	24,806	(24,806)	—
Long-term debt, less current maturities	—	556,813	1,036	—	557,849
Total capitalization	632,967	1,129,659	100,603	(672,413)	1,190,816
Current liabilities:
Current maturities of long-term debt	—	5,655	458	—	6,113
Short-term borrowings	34,500	—	—	—	34,500
Payables to affiliates	20,600	568	22,663	(43,831)	—
Accounts payable	—	62,276	3,078	—	65,354
Accrued expenses and other liabilities	109	49,313	2,754	—	52,176
Total current liabilities	55,209	117,812	28,953	(43,831)	158,143
Unamortized investment tax credits	—	1,872	—	—	1,872
Deferred income taxes	1,080	263,986	—	(913)	264,153
Pension and postretirement benefits other than pensions	—	239,164	—	—	239,164
Regulatory liabilities and other	—	85,035	2,983	—	88,018
Advances for construction	—	179,653	557	—	180,210
Contributions in aid of construction	—	142,434	34,995	—	177,429
TOTAL CAPITALIZATION AND LIABILITIES	$689,256	$2,159,615	$168,091	$(717,157)	$2,299,805

CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATING BALANCE SHEET
As of December 31, 2015
(In thousands)

	Parent Company	Cal Water	All Other Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS
Utility plant:
Utility plant	$1,318	$2,313,704	$199,121	$(7,197)	$2,506,946
Less accumulated depreciation and amortization	(605)	(758,362)	(48,034)	1,823	(805,178)
Net utility plant	713	1,555,342	151,087	(5,374)	1,701,768
Current assets:
Cash and cash equivalents	582	4,270	3,985	—	8,837
Receivables and unbilled revenue	—	100,777	3,728	—	104,505
Receivables from affiliates	19,677	26,219	—	(45,896)	—
Other current assets	79	13,077	1,080	—	14,236
Total current assets	20,338	144,343	8,793	(45,896)	127,578
Other assets:
Regulatory assets	—	358,254	3,639	—	361,893
Investments in affiliates	651,449	—	—	(651,449)	—
Long-term affiliate notes receivable	25,099	—	—	(25,099)	—
Other assets	758	45,544	4,616	(904)	50,014
Total other assets	677,306	403,798	8,255	(677,452)	411,907
TOTAL ASSETS	$698,357	$2,103,483	$168,135	$(728,722)	$2,241,253
CAPITALIZATION AND LIABILITIES
Capitalization:
Common stockholders’ equity	$642,155	$581,792	75,024	$(656,816)	$642,155
Affiliate long-term debt	—	—	25,099	(25,099)	—
Long-term debt, less current maturities	—	507,034	968	—	508,002
Total capitalization	642,155	1,088,826	101,091	(681,915)	1,150,157
Current liabilities:
Current maturities of long-term debt	—	5,654	389	—	6,043
Short-term borrowings	33,615	—	—	—	33,615
Payables to affiliates	21,500	667	23,729	(45,896)	—
Accounts payable	—	63,814	2,566	—	66,380
Accrued expenses and other liabilities	102	40,173	1,585	—	41,860
Total current liabilities	55,217	110,308	28,269	(45,896)	147,898
Unamortized investment tax credits	—	1,872	—	—	1,872
Deferred income taxes	985	264,823	—	(911)	264,897
Pension and postretirement benefits other than pensions	—	236,266	—	—	236,266
Regulatory and other liabilities	—	79,477	2,937	—	82,414
Advances for construction	—	179,630	542	—	180,172
Contributions in aid of construction	—	142,281	35,296	—	177,577
TOTAL CAPITALIZATION AND LIABILITIES	$698,357	$2,103,483	$168,135	$(728,722)	$2,241,253

CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATING STATEMENT OF INCOME
For the three months ended March 31, 2016
(In thousands)

	Parent Company	Cal Water	All Other Subsidiaries	Consolidating Adjustments	Consolidated
Operating revenue	$—	$113,027	$8,700	$—	$121,727
Operating expenses:
Operations:
Water production costs	—	39,245	1,824	—	41,069
Administrative and general	—	24,943	2,884	—	27,827
Other operations	—	17,726	1,702	(126)	19,302
Maintenance	—	5,840	223	—	6,063
Depreciation and amortization	57	14,915	1,098	(24)	16,046
Income tax benefit	(94)	(1,037)	(51)	257	(925)
Property and other taxes	—	5,390	685	—	6,075
Total operating (income) expenses	(37)	107,022	8,365	107	115,457
Net operating income	37	6,005	335	(107)	6,270
Other Income and Expenses:
Non-regulated revenue	464	3,196	374	(606)	3,428
Non-regulated expenses	—	(2,705)	(275)	—	(2,980)
Income tax (expense) on other income and expense	(189)	(200)	(39)	247	(181)
Total other income	275	291	60	(359)	267
Interest:
Interest expense	173	7,899	473	(480)	8,065
Less: capitalized interest	—	(714)	(16)	—	(730)
Net interest expense	173	7,185	457	(480)	7,335
Equity loss of subsidiaries	(937)	—	—	937	—
Net loss	$(798)	$(889)	$(62)	$951	$(798)

CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATING STATEMENT OF INCOME
For the three months ended March 31, 2015
(In thousands)

	Parent Company	Cal Water	All Other Subsidiaries	Consolidating Adjustments	Consolidated
Operating revenue	$—	$114,507	$7,478	$—	$121,985
Operating expenses:
Operations:
Water production costs	—	43,376	1,826	—	45,202
Administrative and general	—	24,855	2,840	—	27,695
Other	—	14,270	1,699	(126)	15,843
Maintenance	—	4,264	193	—	4,457
Depreciation and amortization	57	14,203	1,084	(25)	15,319
Income tax (benefit) expense	(68)	930	(453)	204	613
Taxes other than income taxes	—	4,750	609	—	5,359
Total operating expenses	(11)	106,648	7,798	53	114,488
Net operating income (loss)	11	7,859	(320)	(53)	7,497
Other Income and Expenses:
Non-regulated revenue	454	2,873	398	(478)	3,247
Non-regulated expenses, net	—	(2,032)	(211)	—	(2,243)
Income tax (expense) on other income and expense	(185)	(343)	(69)	194	(403)
Net other income	269	498	118	(284)	601
Interest:
Interest expense	110	6,860	451	(352)	7,069
Less: capitalized interest	—	(533)	(13)	—	(546)
Net interest expense	110	6,327	438	(352)	6,523
Equity earnings of subsidiaries	1,405	—	—	(1,405)	—
Net income (loss)	$1,575	$2,030	$(640)	$(1,390)	$1,575

CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the three months ended March 31, 2016
(In thousands)

	Parent Company	Cal Water	All Other Subsidiaries	Consolidating Adjustments	Consolidated
Operating activities:
Net loss	$(798)	$(889)	$(62)	$951	$(798)
Adjustments to reconcile net loss to net cash provided by operating activities:
Equity loss of subsidiaries	937	—	—	(937)	—
Dividends received from affiliates	8,258	—	—	(8,258)	—
Depreciation and amortization	57	15,277	1,144	(24)	16,454
Changes in value of life insurance contracts	—	43	—	—	43
Changes in operating assets and liabilities	(280)	9,414	1,589	—	10,723
Other changes in noncurrent assets and liabilities	155	4,432	7	10	4,604
Net cash provided by operating activities	8,329	28,277	2,678	(8,258)	31,026
Investing activities:
Utility plant expenditures	—	(54,944)	(1,519)	—	(56,463)
Changes in affiliate advances	40	1,468	(140)	(1,368)	—
Reduction of affiliate short-term borrowings	—	21,500	—	(21,500)	—
Issuance of affiliate short-term borrowings	(250)	(20,600)	—	20,850	—
Reduction of affiliate long-term debt	279	—	—	(279)	—
Life insurance proceeds	—	495	—	—	495
Purchase of life insurance contracts	—	(960)	—	—	(960)
Changes in restricted cash	—	(465)	—	—	(465)
Net cash provided by (used in) investing activities	69	(53,506)	(1,659)	(2,297)	(57,393)
Financing Activities:
Short-term borrowings	21,500	33,000	—	—	54,500
Repayment of short-term borrowings	(20,615)	(33,000)	—	—	(53,615)
Changes in affiliate advances	—	(98)	(1,270)	1,368	—
Proceeds from affiliate short-term borrowings	20,600	—	250	(20,850)
Repayment of affiliate short-term borrowings	(21,500)	—	—	21,500
Repayment of affiliate long-term borrowings	—	—	(279)	279	—
Proceeds from long-term debt, net of expenses	—	49,823	216	—	50,039
Repayment of long-term debt	—	(175)	(79)	—	(254)
Advances and contributions in aid for construction	—	7,590	18	—	7,608
Refunds of advances for construction	—	(1,611)	(1)	—	(1,612)
Dividends paid to non-affiliates	(8,258)	—	—	—	(8,258)
Dividends paid to affiliates	—	(8,058)	(200)	8,258	—
Net cash (used in) provided by financing activities	(8,273)	47,471	(1,345)	10,555	48,408
Change in cash and cash equivalents	125	22,242	(326)	—	22,041
Cash and cash equivalents at beginning of period	582	4,270	3,985	—	8,837
Cash and cash equivalents at end of period	$707	$26,512	$3,659	$—	$30,878

CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the three months ended March 31, 2015
(In thousands)

	Parent Company	Cal Water	All Other Subsidiaries	Consolidating Adjustments	Consolidated
Operating activities:
Net income (loss)	$1,575	$2,030	$(640)	$(1,390)	$1,575
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity earnings of subsidiaries	(1,405)	—	—	1,405	—
Dividends received from affiliates	8,007	—	—	(8,007)	—
Depreciation and amortization	57	14,575	1,129	(25)	15,736
Change in value of life insurance contracts	—	(161)	—	—	(161)
Changes in operating assets and liabilities	(1,151)	(2,185)	6,624	(84)	3,204
Other changes in noncurrent assets and liabilities	1,109	10,717	(5,385)	94	6,535
Net cash provided by operating activities	8,192	24,976	1,728	(8,007)	26,889
Investing activities:
Utility plant expenditures	—	(33,793)	(1,254)	—	(35,047)
Investment in affiliates	(1,000)	—	—	1,000	—
Changes in affiliate advances	(3,220)	2,725	(172)	667	—
Proceeds from affiliates long-term debt	243	—	—	(243)	—
Changes in restricted cash	—	(26)	—	—	(26)
Net cash used in investing activities	(3,977)	(31,094)	(1,426)	1,424	(35,073)
Financing Activities:
Short-term borrowings	—	30,000	—	—	30,000
Investment from affiliates	—	—	1,000	(1,000)	—
Changes in affiliate advances	—	1,309	(642)	(667)	—
Repayment of affiliates long-term borrowings	—	—	(243)	243	—
Proceeds from long-term debt	—	—	50	—	50
Repayment of long-term debt	—	(197)	(141)	—	(338)
Advances and contributions in aid for construction	—	1,759	18	—	1,777
Refunds of advances for construction	—	(1,573)	(1)	—	(1,574)
Dividends paid to non-affiliates	(8,007)	—	—	—	(8,007)
Dividends paid to affiliates	—	(7,909)	(98)	8,007	—
Net cash (used in) provided by financing activities	(8,007)	23,389	(57)	6,583	21,908
Change in cash and cash equivalents	(3,792)	17,271	245	—	13,724
Cash and cash equivalents at beginning of period	4,108	13,929	1,550	—	19,587
Cash and cash equivalents at end of period	$316	$31,200	$1,795	$—	$33,311

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Dollar amounts in thousands unless otherwise stated

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

Factors which may cause actual results to be different than those expected or anticipated include, but are not limited to:

•	governmental and regulatory commissions’ decisions, including decisions on proper disposition of property;

•	consequences of eminent domain actions relation to our water systems;

•	changes in regulatory commissions’ policies and procedures;

•	the timeliness of regulatory commissions’ actions concerning rate relief;

•	inability to renew leases to operate city water systems on beneficial terms;

•	changes in California State Water Resources Control Board water quality standards;

•	changes in environmental compliance and water quality requirements;

•	electric power interruptions;

•	civil disturbances or terrorist threats or acts, or apprehension about the possible future occurrences of acts of this type;

•	labor relations matters as we negotiate with the unions;

•	restrictive covenants in or changes to the credit ratings on current or future debt that could increase financing costs or affect the ability to borrow, make payments on debt, or pay dividends;

•	changes in customer water use patterns and the effects of conservation;

•	the impact of weather and climate on water sales and operating results;

•	the unknown impact of contagious diseases, such as Zika, avian flu, H1N1 flu and severe acute respiratory syndrome, on the Company’s operations;

•	the risks set forth in “Risk Factors” included in the Company's annual report on Form 10-K.

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

CRITICAL ACCOUNTING POLICIES

We maintain our accounting records in accordance with accounting principles generally accepted in the United States of America (GAAP) and as directed by the Commissions to which our operations are subject. The process of preparing financial statements in accordance with GAAP requires the use of estimates on the part of management. The estimates used by management are based on historic experience and an understanding of current facts and circumstances. Management believes that the following accounting policies are critical because they involve a higher degree of complexity and judgment, and can have a material impact on our results of operations, financial condition, and cash flows of the business. These policies and their key characteristics are discussed in detail in the 2015 Form 10-K. They include:

•	revenue recognition;

•	regulated utility accounting;

•	income taxes;

•	pension and postretirement health care benefits;

For the three month period ended March 31, 2016, there were no changes in the methodology for computing critical accounting estimates, no additional accounting estimates met the standards for critical accounting policies, and there were no material changes to the important assumptions underlying the critical accounting estimates.

RESULTS OF FIRST QUARTER 2016 OPERATIONS
COMPARED TO FIRST QUARTER 2015 OPERATIONS
Dollar amounts in thousands unless otherwise stated

Overview

The net loss for the three month period ended March 31, 2016, was $0.8 million or $0.02 net loss per diluted common share compared to net income of $1.6 million or $0.03 per diluted common share for the three month period ended March 31, 2015. The net loss during the first quarter of 2016, compared to the prior year was attributable to increases in incremental drought costs, maintenance expense and interest expense.

Operating Revenue

Operating revenue decreased $0.3 million, or less than 1%, to $121.7 million in the first quarter of 2016. The factors that impacted the operating revenue for the first quarter of 2016 as compared to 2015 are as follows:

Net change due to rate changes, usage, and other (1)	$10,046
MCBA Revenue (2)	(9,742)
Other balancing account revenue (3)	(1,729)
Deferral of revenue (4)	1,167
Net operating revenue decrease	$(258)

1.
The net change due to rate changes, usage, and other in the above table was mainly driven rate increases (see table below for components of rate increases) and a $3.5 million increase in estimated unbilled revenue.

2.
The MCBA revenue decrease in the above table resulted from a significant reduction in customer consumption in California caused by drought conditions. As required by the MCBA mechanism, the reduction to water production costs in California also reduced operating revenue in the same amount.

3.
The other balancing accounts revenue in the above table consists of the pension, conservation and health care balancing account revenues. Pension and conservation balancing account revenues are the differences between actual expenses and adopted rate recovery. Health care balancing account revenue is 85% of the difference between actual health care expenses and adopted rate recovery. The decrease in revenue was due to an decrease in actual pension expense and a decrease in actual health care expenses.

4.
The deferral of revenue in the table above consists of amounts that are expected to be collected from customers beyond 24 months following the end of the accounting period in which these revenues were recorded. In 2016, the balancing account balance decreased due to lower customer consumption which led to a reduction in water production costs.

There were rate increases during the three months ended March 31, 2016 that increased Service, Other, and WRAM revenue. The components of the rate increases are as follows:

Purchased water offset increases	$4,969
Escalation rate increases	542
Ratebase offset increases	598
Total increase in rates	$6,109

Total Operating Expenses

Total operating expenses increased $1.0 million to $115.5 million for the first quarter of 2016, compared to $114.5 million for the same period in 2015.

Water production costs consists of purchased water, purchased power, and pump taxes. It represents the largest component of total operating expenses, accounting for approximately 36% of total operating expenses in the first quarter of 2016, as compared to 39% of total operating expenses in the first quarter of 2015.  Water production costs decreased 9% compared to the same period last year mainly due to a decrease of 12% in water production.

Sources of water as a percent of total water production are listed in the following table:

	Three Months Ended March 31
	2016	2015
Well production	47%	50%
Purchased	49%	47%
Surface	4%	3%
Total	100%	100%

The components of water production costs are shown in the table below:

	Three Months Ended March 31
	2016	2015	Change
Purchased water	$33,790	$36,360	$(2,570)
Purchased power	4,828	5,589	(761)
Pump taxes	2,451	3,253	(802)
Total	$41,069	$45,202	$(4,133)

Administrative and general and other operations expenses increased $3.6 million, or 8%, to $47.1 million in the first quarter of 2016 as compared to $43.5 million in the first quarter of 2015.  The increase was due primarily to increases in California drought program incremental expenses of $2.0 million, conservation program expense of $0.6 million, and outside service fees of $0.7 million.  These increases were partially offset by a decrease in employee pension benefits of $0.9 million. Changes in employee pension and other postretirement benefit costs, water conservation program costs, and employee health care costs for regulated California operations do not affect earnings, because the Company is allowed by the CPUC to track these costs in balancing accounts for future recovery, which creates a corresponding change to operating revenue.  At March 31, 2016, there were 1,154 employees and at March 31, 2015, there were 1,133 employees.

Maintenance expense increased by $1.6 million, or 36%, to $6.1 million in the first quarter of 2016 as compared to $4.5 million in the first quarter of 2015, due to increases in transmission and distribution mains, services, wells and water treatment equipment repair costs.

Depreciation and amortization expense increased $0.7 million, or 5%, to $16.0 million mostly due to 2015 utility plant additions.

Income taxes decreased $1.5 million in the first quarter of 2016 as compared to the first quarter of 2015, due primarily to a $3.6 million decrease to pre-tax income.  We estimate the Company’s fiscal year 2016 effective tax rate to be 37%.

Property and other taxes increased $0.7 million, or 13%, to $6.1 million in the first quarter of 2016 as compared to the prior year mostly due to an increase in assessed property values in 2015.

Other Income and Expenses

Net other income decreased $0.3 million in the first quarter of 2016 due primarily to an unrealized loss on our benefit plan insurance investments.

Interest Expense

Net interest expense increased $0.8 million, or 12%, to $7.3 million during the first quarter of 2016 compared to the same period last year.  The increase was due primarily to the sale of $150.0 million of first mortgage bonds during the first quarter of 2016 and fourth quarter of 2015.

REGULATORY MATTERS

2016 California Regulatory Activity

California GRC filing

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

Cal Water is in the process of reviewing parties’ recommendations, evaluating the validity of underlying data, and composing rebuttal testimony. Settlement negotiations with ORA and intervenors will begin in May, and evidentiary hearings are scheduled for mid-June.  Any rate change as a result of this filing is expected to be effective on January 1, 2017.

Escalation Increase filings

As a part of the decision of the 2012 GRC, Cal Water was authorized to file annual escalation rate increases for 2015 and 2016 for those districts that passed the earnings test. In December 2015, Cal Water filed for escalation rate increases in 17 districts. The annual adopted gross revenue associated with the December 2015 filing was $5.0 million. The new rates became effective on January 1, 2016.

California Drought Memorandum Account

In 2014, the CPUC authorized Cal Water to track its incremental costs related to its drought program in a drought memorandum account. On April 1, 2015, the Governor of the State of California issued Executive Order B-29-15 due to severe drought conditions and mandated, among other requirements, restrictions on urban water suppliers like Cal Water to achieve a statewide 25% reduction in potable urban usage, as compared with the amount used in 2013, by February 2016. Pursuant to the Executive Order, the State Water Resources Control Board (“Water Board”) adopted a specific restriction for each urban water system. These water use reductions have been extended through October 31, 2016. On April 28, 2015, Cal Water filed Schedule 14.1 with the CPUC to establish household and business water budgets and associated enforcement measures, effective June 1, 2015, in order to achieve the state-mandated water reductions. All monies collected by Cal Water through waste-of-water penalties for water use violations are recorded in the drought memorandum account and are used to offset the incremental expenses. During the first quarter of 2016, incremental costs tracked in the drought memorandum account was $2.4 million, of which $0.4 million was spent on capital. During the first quarter of 2015, the incremental costs tracked in drought memorandum account were less than $0.1 million. As of March 31, 2016, total incremental costs tracked in the drought memorandum account since inception were $8.2 million, of which $1.3 million was spent on capital. In addition, all monies collected by Cal Water through drought surcharges for exceeding water budgets are recorded in the appropriate WRAM account and used to offset under-collected revenues. Customer drought surcharges were $48.4 million and waste-of-water penalties were less than $0.1 million for the period from July 1, 2015 to March 31, 2016. During the first quarter of 2016, customer drought surcharges were $11.5 million and waste-of-water penalties were less than $0.1 million.

Federal Income Tax Bonus Depreciation

In 2011, Cal Water filed for and received approval to track the benefits from federal income tax accelerated depreciation in a memorandum account due to the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010. Additional federal income tax accelerated depreciation deductions for assets placed in service were $34.0 million, $14.4 million, and $8.9 million in 2011, 2012, and 2013, respectively. The memorandum account may result in a surcredit because of the impact to Cal Water’s revenue requirement for changes to working cash estimates, reductions to federal income tax qualified U.S. production activities deductions (QPAD), and changes to contributions-in-aid-of-construction. During the first quarter of 2016, Cal Water estimated the surcredit to be $0.6 million and is currently working with ORA to finalize this surcredit amount and to incorporate it into the 2015 GRC decision.

WRAM and MCBA filings

In April 2016, Cal Water filed 3 advice letters to true up the revenue over- and under-collections in the 2015 annual WRAMs/MCBAs of its regulated districts. A net under-collection of $20.4 million will be recovered from customers in the form of 12 and 18 month surcharges/surcredits.  This surcharge/surcredit is in some cases in addition to surcharges/surcredits authorized in prior years which have not yet expired.

Expense Offset filings

Expense offsets are dollar-for-dollar increases in revenue to match increased expenses, and therefore do not affect net operating income. In December 2015, Cal Water filed advice letters to offset increased purchased water and pump taxes in 6 of its regulated districts totaling $4.8 million. The new rates became effective on January 1, 2016.

2016 Regulatory Activity—Other States

2015 Ka'anapali (Hawaii) GRC Filing

In December 2015, Hawaii water filed a GRC for its Ka’anapali water system requesting an additional $1.7 million in revenues on an annual basis. The application requests recovery for approximately $3.0 million in capital investments in the system since 2012. If approved, the Company anticipates rates would become effective in the fourth quarter of 2016.

2014 Kona (Hawaii) GRC Filing

In August 2014, Hawaii Water filed a GRC for Kona water and wastewater requesting $3.3 million.  On June 29, 2015, Hawaii Water received a Decision and Order from the Hawaii Public Utilities Commission (HPUC) for the Kona water and wastewater rate case approving $2.1 million in additional annual revenues to be phased in over a six month period. Hawaii Water reached a comprehensive and conceptual settlement with the Consumer Advocate which is an independent agency that reviews Hawaii Water's rate case applications. The new rates for the first phase were effective in August 2015 and the new rates for the second phase took effect in February 2016.

2011 Pukalani (Hawaii) GRC Filing

In August 2011, Hawaii Water filed a GRC for Pukalani wastewater system. On January 15, 2014, Hawaii Water received a Decision and Order for the GRC for the Pukalani wastewater system rate case approving $0.6 million in additional annual revenues. Hawaii Water reached a comprehensive and conceptual settlement with the Consumer Advocate. This decision approved an increase of $0.3 million in 2014, another increase of $0.2 million in 2015, and another increase of $0.2 million in 2016. Each increase is separated by one year. The new rates for 2016 took effect in February 2016.

LIQUIDITY

Cash flow from Operations

Cash flow from operations for the first three months of 2016 was $31.0 million compared to $26.9 million for the same period of 2015. Cash generated by operations varies during the year due to customer billings, timing of contributions to our benefit plans, and timing of estimated tax payments.

During the first three months of 2016 we made contributions of $7.3 million to our employee pension plan compared to contributions of $5.5 million made during the first three months of 2015.  There were no contributions made to the other postretirement benefit plans during the first three months of 2016 and 2015.  The 2016 estimated cash contribution to the pension plans is $27.3 million and to the other postretirement benefit plans is $13.4 million.

The water business is seasonal. Billed revenue is lower in the cool, wet winter months when less water is used compared to the warm, dry summer months when water use is highest. This seasonality results in the possible need for short-term borrowings under the bank lines of credit in the event cash is not available to cover operating and utility plant costs during the winter period. The increase in cash flows during the summer allows short-term borrowings to be paid down. Customer water usage can be lower than normal in drought years and when more than normal precipitation falls in our service areas or temperatures are lower than normal, especially in the summer months. On April 1, 2015, the Governor of the State of California issued Executive Order B-29-15 due to severe drought conditions. The Executive Order imposed restrictions on urban water suppliers like Cal Water to achieve a statewide 25% reduction through February 2016 as compared with the amount used in 2013, to encourage customers to use less water. These reductions targets have been slightly lowered and extended through October 31, 2016. The reduction in water usage reduces cash flows from operations and increases the need for short-term bank borrowings. In addition, short-term borrowings are used to finance utility plant expenditures until long-term financing is arranged.

Investing Activities

During the first three months of 2016 and 2015, we used $56.5 million and $35.0 million, respectively, of cash for utility plant expenditures. The 2016 budget estimates utility plant expenditures to be between $180.0 and $210.0 million.  Annual expenditures fluctuate each year due to the availability of construction resources and our ability to obtain construction permits in a timely manner.

Financing Activities

Net cash provided by financing activities was $48.4 million during the first three months of 2016 compared to $21.9 million net cash provided by financing activities for the same period in 2015.

During the first three months of 2016 and 2015, we borrowed $54.5 million and $30.0 million, respectively, on our unsecured revolving credit facilities. Repayments of unsecured revolving credit facilities borrowings during the first three months of 2016 were $53.6 million and there were no repayments during the first three months of 2015.

The undercollected net WRAM and MCBA receivable balances were $33.6 million and $48.2 million as of March 31, 2016 and March 31, 2015, respectively. The undercollected balances were primarily financed by Cal Water using short-term and long-term financing arrangements to meet operational cash requirements. Interest on the undercollected balances, the interest recoverable from ratepayers, is limited to the current 90-day commercial paper rates which is significantly lower than Cal Water’s short and long-term financing rates.

Short-Term and Long-Term Financing

During the first three months of 2016, we utilized cash generated from operations, borrowings on the unsecured revolving credit facilities, and proceeds from the issuance of long-term debt. We did not sell Company common stock during the first three months of 2016. In future periods, management anticipates funding our utility plant needs through a relatively balanced approach between long term debt and equity.

Short-term liquidity is provided by our unsecured revolving credit facilities and internally generated funds. Long-term financing is accomplished through the use of both debt and equity.  On September 23, 2010, the CPUC authorized Cal Water to issue $350.0 million of debt and common stock to finance utility plant projects and operations.

On March 10, 2015, the Company and Cal Water entered into Syndicated Credit Agreements, which provided for unsecured revolving credit facilities of up to an initial aggregate amount of $450.0 million for a term of five years.  The Syndicated Credit Facilities amend, expand, and replace the Company’s and its subsidiaries’ existing credit facilities originally entered into on September 29, 2011.  The new credit facilities extended the terms until March 10, 2020 and increased the Company’s unsecured revolving line of credit.  The credit facilities may each be expanded by up to $50.0 million subject to certain conditions.  The Company and subsidiaries that it designates may borrow up to $150.0 million under the Company’s revolving credit facility.  Cal Water may borrow up to $300.0 million under its revolving credit facility; however, all borrowings need to be repaid within 12-months unless otherwise authorized by the CPUC.  The proceeds from the revolving credit facilities may be used for working capital purposes, including the short-term financing of utility plant projects.  The base loan rate may vary from LIBOR plus 72.5 basis points to LIBOR plus 95 basis points, depending on the Company’s total capitalization ratio.  Likewise, the unused commitment fee may vary from 8 basis points to 12.5 basis points based on the same ratio.

As of March 31, 2016, there were short-term borrowings of $34.5 million outstanding on the unsecured revolving credit facilities compared to $109.1 million as of March 31, 2015.  The decrease in short-term borrowings during the first three months of 2016 was due to the sale of $150.0 million of first mortgage bonds during the first quarter of 2016 and fourth quarter of 2015 and the partial use of these proceeds to repay borrowings on the revolving credit facilities.

Given our ability to access our lines of credit on a daily basis, cash balances are managed to levels required for daily cash needs and excess cash is invested in short-term or cash equivalent instruments. Minimal operating levels of cash are maintained for Washington Water, New Mexico Water, and Hawaii Water.

Both short-term credit agreements contain affirmative and negative covenants and events of default customary for credit facilities of this type including, among other things, limitations and prohibitions relating to additional indebtedness, liens, mergers, and asset sales. Also, these unsecured credit agreements contain financial covenants governing the Company and its subsidiaries’ consolidated total debt ratio not to exceed 66.7% and an interest coverage ratio of three or more.  As of March 31, 2016, we are in compliance with all of the covenant requirements and are eligible to use the full amount of our credit facilities.

On October 13, 2015, Cal Water agreed to sell $150.0 million in aggregate principal amount of first mortgage bonds in a private placement. Pursuant to the agreement, Cal Water sold $100.0 million of the first mortgage bonds on October 13, 2015, consisting of $50.0 million of 3.33% series QQQ maturing October 15, 2025 and $50.0 million of 4.31% series RRR maturing October 16, 2045.

In March 2016, Cal Water sold the remaining $50.0 million of the first mortgage bonds, consisting of $40.0 million of 4.41% series SSS maturing April 16, 2046 and $10.0 million of 4.61% series TTT maturing April 14, 2056. Cash proceeds of approximately $49.7 million, net of $0.3 million debt issuance costs, were received. Cal Water used a portion of the net proceeds from the offering to repay outstanding borrowings on the Company and Cal Water lines of credit of $48.6 million.

Bond principal and other long-term debt payments were $0.3 million during the first three months of 2016 and 2015.

Long-term financing, which includes senior notes, other debt securities, and common stock, has typically been used to replace short-term borrowings and fund utility plant expenditures. Internally generated funds, after making dividend payments, provide positive cash flow, but have not been at a level to meet the needs of our utility plant expenditure requirements. Management expects this trend to continue given our utility plant expenditures plan for the next five years. Some utility plant expenditures are funded by payments received from developers for contributions in aid of construction or advances for construction. Funds received for contributions in aid of construction are non-refundable, whereas funds classified as advances in construction are refundable. Management believes long-term financing is available to meet our cash flow needs through issuances in both debt and equity instruments.

Dividends

During the first three months of 2016, our quarterly common stock dividend payments were $0.1725 per share compared to $0.1675 during the first three months of 2015. This was our 284th consecutive quarterly dividend. For the full year 2015, the payout ratio was 71% of net income. On a long-term basis, our goal is to achieve a dividend payout ratio of 60% of net income accomplished through future earnings growth.

At its April 27, 2016 meeting, the Board declared the second quarter dividend of $0.1675 per share payable on May 23, 2016, to stockholders of record on May 10, 2016. This was our 285th consecutive quarterly dividend.

2016 Financing Plan

We intend to fund our utility plant needs in future periods through a relatively balanced approach between long-term debt and equity. The Company and Cal Water have a syndicated unsecured revolving line of credit of $150.0 million and $300.0 million, respectively for short-term borrowings. As of March 31, 2016, the Company’s and Cal Water’s availability on these unsecured revolving lines of credit was $115.5 million and $300.0 million, respectively. Cal Water sold $50.0 million of the first mortgage bonds on March 11, 2016. Cash proceeds of approximately $49.7 million, net of $0.3 million debt issuance costs, were received in March 2016.

Book Value and Stockholders of Record

Book value per common share was $13.19 at March 31, 2016 compared to $13.41 at December 31, 2015.  There were approximately 2,048 stockholders of record for our common stock as of February 8, 2016.

Utility Plant Expenditures

During the first three months of 2016, utility plant expenditures totaled $56.5 million for company-funded and developer-funded projects. The 2016 budget estimates company-funded utility plant expenditures to be between $180.0 and $210.0 million. The actual amount may vary from the budget number due to timing of actual payments related to current year and prior year projects. We do not control third-party-funded utility plant expenditures and therefore are unable to estimate the amount of such projects for 2016.

As of March 31, 2016, construction work in progress was $171.9 million compared to $108.1 million as of March 31, 2015. Work in progress includes projects that are under construction but not yet complete and placed in service.

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

Historically, approximately 49% of our annual water supply is pumped from wells.  State groundwater management agencies operate differently in each state.  Some of our wells extract ground water from water basins under state ordinances.   These are adjudicated groundwater basins, in which a court has settled the dispute between landowners or other parties over how much annual groundwater can be extracted by each party.  All of our adjudicated groundwater basins are located in the State of California.  Our annual groundwater extraction from adjudicated groundwater basins approximates 6.7 billion gallons or 13% of our total annual water supply pumped from wells.  Historically, we have extracted less than 100% of our annual adjudicated groundwater rights and have the right to carry forward up to 20% of the unused amount to the next annual period.  All of our remaining wells extract ground water from managed or unmanaged water basins.   There are no set limits for the ground water extracted from these water basins; however, the state or local water management agencies have the authority to regulate the groundwater extraction quantity whenever there are unforeseen large decreases to water basin levels.  Our annual groundwater extraction from managed groundwater basins approximates 32.6 billion gallons or 61% of our total annual water supply pumped from wells.  Our annual groundwater extraction from unmanaged groundwater basins approximates 13.7 billion gallons or 26% of our total annual water supply pumped from wells.  Most of the managed groundwater basins we extract water from have groundwater recharge facilities.  We are required to pay well pump taxes to financially support these groundwater recharge facilities. Well pump taxes were $2.5 million and $3.3 million for the three months ended March 31, 2016 and March 31, 2015, respectively. In 2014, the State of California enacted the Sustainable Groundwater Management Act of 2014. The law and its implementing regulations will require most basins to select a sustainability agency by 2017, develop a sustainability plan by 2022, and show progress toward sustainability by 2027. We expect that in the future, groundwater will be produced mainly from managed and adjudicated basins.

California’s normal weather pattern yields little precipitation between mid-spring and mid-fall. The Washington Water service areas receive precipitation in all seasons, with the heaviest amounts during the winter. New Mexico Water’s rainfall is heaviest in the summer monsoon season. Hawaii Water receives precipitation throughout the year, with the largest amounts in the winter months. Water usage in all service areas is highest during the warm and dry summers and declines in the cool winter months. Rain and snow during the winter months replenish underground water aquifers and fill reservoirs, providing the water supply for subsequent delivery to customers. As of April 1, 2016, the State of California snowpack water content and rainfall accumulation during the 2015 - 2016 water year is 125% of normal (per the California Department of Water Resources, Northern Sierra Precipitation Accumulation report). While precipitation and snowfall in the winter of 2016 is encouraging as of April 1, 2016, further precipitation is needed to mitigate drought conditions statewide and lift the California State of Emergency declared by Governor Brown. Management believes that supply pumped from underground aquifers and purchased from wholesale suppliers will be adequate to meet customer demand during 2016 and beyond. However, water budgets are expected to continue for Cal Water customers as required by the state or local jurisdictions. Long-term water supply plans are developed for each of our districts to help assure an adequate water supply under various operating and supply conditions. Some districts have unique challenges in meeting water quality standards, but management believes that supplies will meet current standards using current treatment processes.

CONTRACTUAL OBLIGATIONS

During the three months ended March 31, 2016, there were no material changes in contractual obligations outside the normal course of business.

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

Our management, with the participation of our CEO and our CFO, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2016. Based on that evaluation, we concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

(b) Changes to Internal Control over Financial Reporting

The Company completed the implementation of a new customer care and billing system during the quarter ended March 31, 2016. The Company evaluated the design of the internal control over financial reporting prior to implementation and tested these controls during the quarter ended March 31, 2016 and concluded these internal controls were effective at the reasonable assurance level. There were no other changes in the Company’s internal controls over financial reporting that occurred during the quarter ended March 31, 2016, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Item 1A.

RISK FACTORS

There have been no material changes to the Company’s risk factors set forth in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year-ended December 31, 2015 filed with the SEC on February 25, 2016.

Item 6.

EXHIBITS

Exhibit	Description
4	The Company agrees to furnish upon request to the Securities and Exchange Commission a copy of each instrument defining the rights of holders of long-term debt of the Company

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

CALIFORNIA WATER SERVICE GROUP
Registrant

April 28, 2016	By:	/s/ Thomas F. Smegal III
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