Form 10-Q
period 2016-06-30
CALIFORNIA WATER SERVICE GROUP
filed 2016-07-28
CIK 1035201

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common shares outstanding as of June 30, 2016 — 47,970,931

PART I FINANCIAL INFORMATION

Item 1.

FINANCIAL STATEMENTS

The condensed consolidated financial statements presented in this filing on Form 10-Q have been prepared by management and are unaudited.

CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited (In thousands, except per share data)

	June 30, 2016	December 31, 2015
ASSETS
Utility plant:
Utility plant	$2,621,322	$2,506,946
Less accumulated depreciation and amortization	(836,245)	(805,178)
Net utility plant	1,785,077	1,701,768
Current assets:
Cash and cash equivalents	30,826	8,837
Receivables:
Customers	36,635	31,512
Regulatory balancing accounts	26,453	35,052
Other	11,901	14,760
Unbilled revenue	33,535	23,181
Materials and supplies at weighted average cost	6,393	6,339
Taxes, prepaid expenses, and other assets	13,257	7,897
Total current assets	159,000	127,578
Other assets:
Regulatory assets	363,321	361,893
Goodwill	2,615	2,615
Other assets	48,110	47,399
Total other assets	414,046	411,907
TOTAL ASSETS	$2,358,123	$2,241,253
CAPITALIZATION AND LIABILITIES
Capitalization:
Common stock, $0.01 par value; 68,000 shares authorized, 47,971 and 47,875 outstanding in 2016 and 2015, respectively	$480	$479
Additional paid-in capital	333,561	333,135
Retained earnings	302,719	308,541
Total common stockholders’ equity	636,760	642,155
Long-term debt, less current maturities	555,787	508,002
Total capitalization	1,192,547	1,150,157
Current liabilities:
Current maturities of long-term debt	6,133	6,043
Short-term borrowings	75,100	33,615
Accounts payable	77,604	66,380
Regulatory balancing accounts	2,702	2,227
Accrued interest	5,820	5,088
Accrued expenses and other liabilities	34,654	34,545
Total current liabilities	202,013	147,898
Unamortized investment tax credits	1,872	1,872
Deferred income taxes	271,407	264,897
Pension and postretirement benefits other than pensions	238,823	236,266
Regulatory liabilities and other	92,141	82,414
Advances for construction	180,429	180,172
Contributions in aid of construction	178,891	177,577
Commitments and contingencies (Note 10)	—	—
TOTAL CAPITALIZATION AND LIABILITIES	$2,358,123	$2,241,253
See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Unaudited (In thousands, except per share data)

For the three months ended	June 30, 2016	June 30, 2015
Operating revenue	$152,445	$144,414
Operating expenses:
Operations:
Water production costs	57,589	53,022
Administrative and general	23,366	26,637
Other operations	18,903	17,512
Maintenance	5,934	5,326
Depreciation and amortization	15,842	15,354
Income taxes	6,870	5,102
Property and other taxes	5,407	4,968
Total operating expenses	133,911	127,921
Net operating income	18,534	16,493
Other income and expenses:
Non-regulated revenue	3,764	3,479
Non-regulated expenses	(2,809)	(3,504)
Income tax (expense) benefit on other income and expenses	(384)	10
Net other income (loss)	571	(15)
Interest expense:
Interest expense	8,434	7,061
Less: capitalized interest	(837)	(428)
Net interest expense	7,597	6,633
Net Income	$11,508	$9,845
Earnings per share:
Basic	$0.24	$0.21
Diluted	0.24	0.21
Weighted average shares outstanding:
Basic	47,972	47,880
Diluted	47,972	47,892
Dividends declared per share of common stock	$0.1725	$0.1675
 See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Unaudited (In thousands, except per share data)

For the six months ended	June 30, 2016	June 30, 2015
Operating revenue	$274,172	$266,399
Operating expenses:
Operations:
Water production costs	98,658	98,224
Administrative and general	51,193	54,332
Other operations	38,205	33,355
Maintenance	11,997	9,783
Depreciation and amortization	31,888	30,673
Income taxes	5,945	5,715
Property and other taxes	11,482	10,327
Total operating expenses	249,368	242,409
Net operating income	24,804	23,990
Other income and expenses:
Non-regulated revenue	7,192	6,726
Non-regulated expenses	(5,789)	(5,747)
Income tax expense on other income and expenses	(565)	(393)
Net other income	838	586
Interest expense:
Interest expense	16,499	14,130
Less: capitalized interest	(1,567)	(974)
Net interest expense	14,932	13,156
Net Income	$10,710	$11,420
Earnings per share:
Basic	$0.22	$0.24
Diluted	0.22	0.24
Weighted average shares outstanding:
Basic	47,938	47,853
Diluted	47,943	47,873
Dividends declared per share of common stock	$0.3450	$0.3350
 See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

CALIFORNIA WATER SER VICE GROUP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited (In thousands)

For the six months ended:	June 30, 2016	June 30, 2015
Operating activities:
Net income	$10,710	$11,420
Adjustments to reconcile net income to net cash:
Depreciation and amortization	32,701	31,652
Change in value of life insurance contracts	(336)	50
Changes in operating assets and liabilities:
Receivables and unbilled revenue	(561)	(7,511)
Accounts payable	4,745	1,458
Other current assets	(4,760)	(1,014)
Other current liabilities	355	3,664
Other changes in noncurrent assets and liabilities	16,209	8,630
Net cash provided by operating activities	59,063	48,349
Investing activities:
Utility plant expenditures	(116,155)	(75,827)
Life insurance proceeds	495	—
Purchase of life insurance contracts	(1,065)	(214)
Change in restricted cash	(653)	46
Net cash used in investing activities	(117,378)	(75,995)
Financing activities:
Short-term borrowings	103,100	52,500
Repayment of short-term borrowings	(61,615)	(5,000)
Proceeds from long-term debt, net of issuance costs of $177 for 2016, $0 for 2015	49,823	50
Repayment of long-term debt	(2,463)	(2,554)
Advances and contributions in aid of construction	11,463	6,921
Refunds of advances for construction	(3,472)	(3,316)
Dividends paid	(16,532)	(16,027)
Net cash provided by financing activities	80,304	32,574
Change in cash and cash equivalents	21,989	4,928
Cash and cash equivalents at beginning of period	8,837	19,587
Cash and cash equivalents at end of period	$30,826	$24,515
Supplemental information:
Cash paid for interest (net of amounts capitalized)	$13,572	$12,664
Supplemental disclosure of non-cash activities:
Accrued payables for investments in utility plant	$25,397	$21,890
Utility plant contribution by developers	7,198	3,246
 See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

CALIFORNIA WATER SERVICE GROUP
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2016
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

For metered customers, Cal Water recognizes revenue from rates which are designed and authorized by the California Public Utilities Commission (CPUC). Under the Water Revenue Adjustment Mechanism (WRAM), Cal Water records the adopted level of volumetric revenues, which would include recovery of cost of service and a return on investments, as established by the CPUC for metered accounts (adopted volumetric revenues). In addition to volumetric-based revenues, the revenue requirements approved by the CPUC include service charges, flat rate charges, and other items not subject to the WRAM. The adopted volumetric revenue considers the seasonality of consumption of water based upon historical averages. The variance between adopted volumetric revenues and actual billed volumetric revenues for metered accounts is recorded as a component of revenue with an offsetting entry to a regulatory asset or liability balancing account (tracked individually for each Cal Water district) subject to certain criteria under the accounting for regulated operations being met. The variance amount may be positive or negative and represents amounts that will be recovered from or refunded to customers in the future.

Cost-recovery rates are designed to permit full recovery of certain costs allowed to be recovered by the Commissions. Cost-recovery rates such as the Modified Cost Balancing Account (MCBA) provide for recovery of adopted expense levels for purchased water, purchased power and pump taxes, as established by the CPUC. In addition, cost-recovery rates include recovery of costs related to water conservation programs and certain other operating expenses adopted by the CPUC. Variances (which include the effects of changes in both rates and volumes for the MCBA) between adopted and actual costs are recorded as a component of revenue, as the amount of such variances will be recovered from or refunded to customers in the future. Cost-recovery expenses are generally recognized when expenses are incurred with no markup for return on investments or profit.

The balances in the WRAM and MCBA asset and liability accounts will fluctuate on a monthly basis depending upon the variance between adopted and actual results. The recovery or refund of WRAM is netted against the recovery or refund of MCBA for the corresponding district. The recovery or refund of net WRAM and MCBA balances are interest bearing at the current 90 day commercial paper rate. At the end of any calendar year, Cal Water files with the CPUC to refund or collect the balance in the accounts. Undercollected net WRAM and MCBA receivable balances are collected over 12, 18, 20+ months. Cal Water defers net WRAM and MCBA operating revenues and associated costs whenever the net receivable balances are estimated to be collected more than 24 months after the respective reporting periods in which they were recognized. The deferred net WRAM and MCBA revenues and associated costs were determined using forecasts of customer consumption trends in future reporting periods and the timing of when the CPUC will authorize Cal Water’s filings to recover the undercollected balances. Deferred net WRAM and MCBA revenues and associated costs will be recognized as revenues and costs in future periods when the net receivable balances are estimated to be collected within 24 months of the respective reporting period.

Customer meter reads occur on various business days throughout the month. As a result, there is unmetered or unbilled customer usage each month. The estimated unbilled revenue for monthly unmetered customer usage is recorded using the number of unbilled days for that month and average daily customer billing rate for the previous month. The average daily customer billing rate for the previous month fluctuates depending on customer usage. Estimated unbilled revenue is not included in the WRAM until it is billed.

Flat rate customers are billed in advance at the beginning of the service period. The revenue is prorated so that the portion of revenue applicable to the current period is included in that period’s revenue, with the balance recorded as unearned revenue on the balance sheet and recognized as revenue when earned in the subsequent accounting period. The unearned revenue liability was $1.0 million and $1.3 million as of June 30, 2016 and December 31, 2015, respectively. This liability is included in “accrued expenses and other liabilities” on the condensed consolidated balance sheets.

Cash and Cash Equivalents

Cash equivalents include highly liquid investments with maturities of three months or less.  Cash and cash equivalents was $30.8 million and $8.8 million as of June 30, 2016 and December 31, 2015, respectively.  Restricted cash was presented on the condensed consolidated balance sheet in “taxes, prepaid expenses and other assets” and was $1.2 million and $0.5 million as of June 30, 2016 and December 31, 2015, respectively.

Adoption of New Accounting Standards

In April 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which amends the existing guidance relating to the presentation of debt issuance costs. The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The Company adopted this guidance effective January 1, 2016 and applied the requirements retrospectively for all periods presented. The adoption of this guidance did not have a material impact on the Company's condensed consolidated financial statements. The long term debt unamortized debt issuance costs were $4.8 million as of June 30, 2016 and December 31, 2015, respectively. The following table shows the effect of the accounting change to the condensed consolidated balance sheet as of December 31, 2015:

	December 31, 2015
Balance Sheet Classification	As Reported on Form 10-K	Adjusted Balance on Form 10-Q	Decrease from Retrospective Adoption
Other Assets	$52,241	$47,399	$4,842
Long-term debt, less current maturities	512,287	508,002	4,285
Current maturities of long-term debt	6,600	6,043	557

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. This update creates a single, principles based framework for revenue recognition and is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled when goods or services are transferred to customers.  In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, deferring the effective date of this amendment for public companies by one year to January 1, 2018, with early adoption permitted as of the original effective date of January 1, 2017.  In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which clarifies guidance relating to principal-versus-agent implementation contained in ASU 2014-09. In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which clarifies guidance relating to identifying performance obligations and licensing implementation contained in ASU 2014-09. In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, which clarifies implementation guidance around collectability, sales taxes collected from customers, noncash considerations, contract modifications at transition, and completed contracts at transition. The effective dates of ASU 2016-08, ASU 2016-10, and ASU 2016-12 are the same as ASU 2015-14 discussed above. The Company is currently evaluating the impact of adopting the new revenue standard on its consolidated financial statements and related disclosures.

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

Note 3. Stock-based Compensation

Equity Incentive Plan

During the six months ended June 30, 2016 and 2015, the Company granted annual Restricted Stock Awards (RSAs) of 72,317 and 60,997 shares, respectively, of common stock to officers and directors of the Company and 10,600 and 13,220 shares of RSAs were canceled during the six months ended June 30, 2016 and 2015, respectively. The Company did not grant any shares of RSAs and 2,869 shares of RSAs were canceled during the three months ended June 30, 2016. During the three months ended June 30, 2015, the Company granted 1,846 shares of RSAs and 2,573 shares of RSAs were canceled.  Employee RSAs granted in 2016 and 2015 vest over 36 months.  Director RSAs generally vest at the end of 12 months. During the first six months of 2016 and 2015, the RSAs granted were valued at $25.17 and $24.29 per share, respectively, based upon the fair market value of the Company’s common stock on the date of grant.

During the six months ended June 30, 2016 and 2015, the Company granted performance-based Restricted Stock Unit Awards (RSUs) of 43,659 shares and 38,983 shares of common stock, respectively, to officers.  The Company did not grant any shares of RSUs during the three months ended June 30, 2016 and granted 1,846 shares of RSUs during the three months ended June 30, 2015.  Each award reflects a target number of shares that may be issued to the award recipient.  The 2016 and 2015 awards may be earned upon the completion of the three year performance period ending on March 1, 2019 and March 3, 2018, respectively.  During the six months ended June 30, 2016, the Company issued 28,424 RSU shares and no RSU shares were canceled. There were no RSU shares issued or canceled during the six months ended June 30, 2015. There were no RSU shares issued or canceled during the three months ended June 30, 2016 and the three months ended June 30, 2015, respectively. The 2016 and 2015 RSUs are recognized as expense ratably over the 3 year performance period using a fair market value of $25.17 per share and $24.28 per share, respectively, and an estimate of RSUs earned during the performance period.

The Company has recorded compensation costs for the RSAs and RSUs in administrative and general operating expenses in the amount of $1.4 million and $1.0 million for the six months ended June 30, 2016 and June 30, 2015 respectively.

Note 4. Equity

The Company’s changes in total common stockholders’ equity for the six months ended June 30, 2016 were as follows:

Total Common Stockholders’ Equity
Balance at December 31, 2015	$642,155
Common stock issued	1
Share-based compensation expense	426
Common stock dividends declared	(16,532)
Net income	10,710
Balance at June 30, 2016	$636,760

Note 5. Earnings Per Share

The computations of basic and diluted earnings per share are noted below. Basic earnings per share is computed by dividing the net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts were exercised or converted into common stock. RSAs are included in the weighted average common shares outstanding because the shares have all the same voting and dividend rights as issued and unrestricted common stock. RSUs are not included in diluted shares for financial reporting until authorized by the Compensation & Organization Committee of the Board of Directors.

There were no shares of Stock Appreciation Rights (SARs) outstanding as of June 30, 2016, and a total of 65,436 shares of SARs were vested and outstanding as of June 30, 2015. All the SARs were dilutive when they were outstanding during the period, as shown in the tables below.

	Three Months Ended June 30
	2016	2015
	(In thousands, except per share data)
Net income available to common stockholders	$11,508	$9,845
Weighted average common shares outstanding, basic	47,972	47,880
Dilutive SARs (treasury method)	—	12
Weighted average common shares outstanding, dilutive	47,972	47,892
Earnings per share - basic	$0.24	$0.21
Earnings per share - diluted	$0.24	$0.21

	Six Months Ended June 30
	2016	2015
	(In thousands, except per share data)
Net income available to common stockholders	$10,710	$11,420
Weighted average common shares outstanding, basic	47,938	47,853
Dilutive SARs (treasury method)	5	20
Weighted average common shares outstanding, dilutive	47,943	47,873
Earnings per share - basic	$0.22	$0.24
Earnings per share - diluted	$0.22	$0.24

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

Cash contributions by the Company related to pension plans were $14.0 million and $14.1 million for the six months ended June 30, 2016 and June 30, 2015, respectively. Cash contributions by the Company related to other postretirement benefit plans were $3.3 million and $3.7 million for the six months ended June 30, 2016 and June 30, 2015, respectively. The 2016 estimated cash contribution to the pension plans is $27.3 million and to the other postretirement benefit plans is $13.4 million.

The following table lists components of net periodic benefit costs for the pension plans and other postretirement benefits. The data listed under “pension plan” includes the qualified pension plan and the non-qualified supplemental executive retirement plan. The data listed under “other benefits” is for all other postretirement benefits.

	Three Months Ended June 30
	Pension Plan		Other Benefits
	2016	2015	2016	2015
Service cost	$5,067	$5,632	$2,304	$2,500
Interest cost	5,453	5,003	1,800	1,614
Expected return on plan assets	(5,454)	(4,792)	(1,046)	(876)
Amortization of prior service cost	1,555	1,502	11	11
Recognized net actuarial loss	1,293	2,400	1,261	1,458
Net periodic benefit cost	$7,914	$9,745	$4,330	$4,707

	Six Months Ended June 30
	Pension Plan		Other Benefits
	2016	2015	2016	2015
Service cost	$10,134	$11,265	$4,608	$5,001
Interest cost	10,906	10,006	3,600	3,227
Expected return on plan assets	(10,908)	(9,584)	(2,092)	(1,752)
Amortization of prior service cost	3,109	3,004	22	22
Recognized net actuarial loss	2,586	4,800	2,523	2,917
Net periodic benefit cost	$15,827	$19,491	$8,661	$9,415

Note 7. Short-term and Long-term Borrowings

On October 13, 2015, Cal Water agreed to sell $150.0 million in aggregate principal amount of First Mortgage Bonds in a private placement. Pursuant to the agreement, Cal Water issued $100.0 million of First Mortgage Bonds on October 13, 2015, consisting of $50.0 million of 3.33% series QQQ maturing October 15, 2025 and $50.0 million of 4.31% series RRR maturing October 16, 2045.

In March 2016, Cal Water issued the remaining $50.0 million of First Mortgage Bonds, consisting of $40.0 million of 4.41% series SSS maturing April 16, 2046 and $10.0 million of 4.61% series TTT maturing April 14, 2056. Cash proceeds of approximately $49.7 million, net of $0.3 million debt issuance costs, were received. Cal Water used a portion of the net proceeds from the offering to repay outstanding borrowings on the Company and Cal Water lines of credit of $48.6 million.

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

The outstanding borrowings on the Company lines of credit were $55.1 million and $33.6 million as of June 30, 2016 and December 31, 2015, respectively. The outstanding borrowings on the Cal Water lines of credit were $20.0 million as of June 30, 2016 and there were no borrowings as of December 31, 2015.  The average borrowing rate for borrowings on the Company and Cal Water lines of credit during the six months ended June 30, 2016 was 1.30% compared to 1.07% for the same period last year.

Note 8. Income Taxes

As of June 30, 2016 and December 31, 2015, the Company had unrecognized tax benefits of approximately $9.8 million and $10.3 million, respectively.  Included in the balance of unrecognized tax benefits as of June 30, 2016 and December 31, 2015 is approximately $2.2 million and $2.1 million, respectively, of tax benefits that, if recognized, would result in an adjustment to the Company’s effective tax rate. The Company does not expect its unrecognized tax benefits to change significantly within the next 12 months.

The Company’s fiscal year 2016 effective tax rate is estimated to be 37%.

Note 9. Regulatory Assets and Liabilities

Regulatory assets and liabilities were comprised of the following as of June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015
Regulatory Assets
Pension and retiree group health	$205,285	$205,614
Property-related temporary differences (tax benefits flowed through to customers)	81,522	81,522
Other accrued benefits	28,058	27,327
Net WRAM and MCBA long-term accounts receivable	14,716	15,410
Asset retirement obligations, net	15,329	14,682
Interim rates long-term accounts receivable	4,697	5,238
Tank coating	8,036	6,829
Health care balancing account	3,809	3,503
Other regulatory assets	1,869	1,768
Total Regulatory Assets	$363,321	$361,893

Regulatory Liabilities
Future tax benefits due to customers	$29,505	$29,505
Conservation program	2,673	2,317
Pension balancing account	3,159	792
Net WRAM and MCBA long-term payable	5,656	488
Other regulatory liabilities	2,955	2,162
Total Regulatory Liabilities	$43,948	$35,264

Short-term regulatory assets and liabilities are excluded from the above table. The short-term regulatory assets were $26.5 million as of June 30, 2016 and $35.1 million as of December 31, 2015. The short-term regulatory assets were primarily interim rate memorandum account receivable and net WRAM and MCBA accounts receivable as of June 30, 2016 and December 31, 2015. The short-term portions of regulatory liabilities were $2.7 million as of June 30, 2016 and $2.2 million as of December 31, 2015. The short-term regulatory liabilities were primarily short term net WRAM payables as of June 30, 2016. The short-term regulatory liabilities were primarily short term net WRAM payables and net refund balances to rate payers for the water conservation program from the 2009 General Rate Case (GRC) as of December 31, 2015.

Note 10. Commitment and Contingencies

Commitments

The Company has significant commitments to lease certain office spaces and water systems and to purchase water from water wholesalers. These commitments are described in Form 10-K for the year ended December 31, 2015.  As of June 30, 2016, there were no significant changes from December 31, 2015.

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

Legal Proceedings

From time to time, the Company is involved in various disputes and litigation matters that arise in the ordinary course of business. The status of each significant matter is reviewed and assessed for potential financial exposure. If the potential loss from any claim or legal proceeding is considered probable and the amount of the range of loss can be estimated, a liability is accrued for the estimated loss in accordance with the accounting standards for contingencies. Legal proceedings are subject to uncertainties, and the outcomes are difficult to predict. Because of such uncertainties, accruals are based on the best information available at the time. While the outcome of these disputes and litigation matters cannot be predicted with any certainty, management does not believe when taking into account existing reserves the ultimate resolution of these matters will materially affect the Company’s financial position, results of operations, or cash flows.  The Company recognized a liability of $3.4 million and $3.5 million for known legal matters as of June 30, 2016 and December 31, 2015, respectively. The cost of litigation is expensed as incurred and any settlement is first offset against such costs. Any settlement in excess of the cost to litigate is accounted for on a case by case basis, dependent on the nature of the settlement.

On July 21, 2016, the San Francisco Bay Area Regional Water Quality Control Board (the Water Control Board) approved a settlement between Cal Water and the Water Control Board and California Department of Fish and Wildlife (Fish and Wildlife) to resolve purported complaints from the Water Control Board and Fish and Wildlife alleging Cal Water discharged approximately 8,207,560 gallons of drinking water into Polhemus Creek that was caused by an undetected crack in a large water main located 10 feet below ground in a remote area. The water was disinfected as required to meet all federal and state water quality standards and make it safe for human consumption. Drinking water, however, can be harmful to fish and the environment.

As part of the settlement, Cal Water will replace 2,000 feet of 18-inch cast iron water main with new ductile iron main along Polhemus Road and Polhemus Creek in San Mateo. Cal Water will also conduct a streambed restoration project in San Mateo Creek to improve conditions in the creek for native fish. This work will be performed in coordination with the California Department of Fish and Wildlife. In addition to investing in these improvement projects, Cal Water will pay $504,519 to the Water Control Board and $20,000 to Fish and Wildlife.

Under the terms of the settlement, Cal Water will be released from all claims unless it fails to complete the projects. The agreement contains no admission of wrongdoing.

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

Advances for construction fair values were estimated using broker quotes from companies that frequently purchase these investments.

	June 30, 2016
		Fair Value
	Cost	Level 1	Level 2	Level 3	Total
Long-term debt, including current maturities	$561,920	—	$685,413	—	$685,413
Advances for construction	180,429	—	74,483	—	74,483
Total	$742,349	$—	$759,896	$—	$759,896

	December 31, 2015
		Fair Value
	Cost	Level 1	Level 2	Level 3	Total
Long-term debt, including current maturities	$514,045	$—	$600,440	$—	$600,440
Advances for construction	180,172	—	72,866	—	72,866
Total	$694,217	—	$673,306	$—	$673,306

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

The following tables present the condensed consolidating balance sheets as of June 30, 2016 and December 31, 2015, the condensed consolidating statements of income for the three months ended June 30, 2016 and 2015, condensed consolidating statements of income for the six months ended June 30, 2016 and 2015, and the condensed consolidating statements of cash flows for the six months ended June 30, 2016 and 2015 of (i) California Water Service Group, the guarantor of the First Mortgage Bonds and the parent company; (ii) California Water Service Company, the issuer of the First Mortgage Bonds and a 100% owned consolidated subsidiary of California Water Service Group; and (iii) the other 100% owned non-guarantor consolidated subsidiaries of California Water Service Group. The condensed consolidating balance sheet as of December 31, 2015 reflects the retrospective adoption of ASU 2015-03 (refer to Note 2. Summary of Significant Accounting Policies for more details).

CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATING BALANCE SHEET
As of June 30, 2016
(In thousands)

	Parent Company	Cal Water	All Other Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS
Utility plant:
Utility plant	$1,318	$2,425,934	$201,267	$(7,197)	$2,621,322
Less accumulated depreciation and amortization	(719)	(786,807)	(50,590)	1,871	(836,245)
Net utility plant	599	1,639,127	150,677	(5,326)	1,785,077
Current assets:
Cash and cash equivalents	999	24,606	5,221	—	30,826
Receivables and unbilled revenue	—	103,802	4,722	—	108,524
Receivables from affiliates	20,793	3,931	126	(24,850)	—
Other current assets	279	18,197	1,174	—	19,650
Total current assets	22,071	150,536	11,243	(24,850)	159,000
Other assets:
Regulatory assets	—	359,661	3,660	—	363,321
Investments in affiliates	645,349	—	—	(645,349)	—
Long-term affiliate notes receivable	24,616	—	—	(24,616)	—
Other assets	484	46,519	4,081	(359)	50,725
Total other assets	670,449	406,180	7,741	(670,324)	414,046
TOTAL ASSETS	$693,119	$2,195,843	$169,661	$(700,500)	$2,358,123
CAPITALIZATION AND LIABILITIES
Capitalization:
Common stockholders’ equity	$636,760	$575,196	$75,492	$(650,688)	$636,760
Affiliate long-term debt	—	—	24,616	(24,616)	—
Long-term debt, less current maturities	—	554,825	962	—	555,787
Total capitalization	636,760	1,130,021	101,070	(675,304)	1,192,547
Current liabilities:
Current maturities of long-term debt	—	5,665	468	—	6,133
Short-term borrowings	55,100	20,000	—	—	75,100
Payables to affiliates	—	1,318	23,532	(24,850)	—
Accounts payable	—	74,883	2,721	—	77,604
Accrued expenses and other liabilities	84	39,637	3,455	—	43,176
Total current liabilities	55,184	141,503	30,176	(24,850)	202,013
Unamortized investment tax credits	—	1,872	—	—	1,872
Deferred income taxes	1,175	270,578	—	(346)	271,407
Pension and postretirement benefits other than pensions	—	238,823	—	—	238,823
Regulatory liabilities and other	—	89,108	3,033	—	92,141
Advances for construction	—	179,869	560	—	180,429
Contributions in aid of construction	—	144,069	34,822	—	178,891
TOTAL CAPITALIZATION AND LIABILITIES	$693,119	$2,195,843	$169,661	$(700,500)	$2,358,123

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

CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATING STATEMENT OF INCOME
For the three months ended June 30, 2016
(In thousands)

	Parent Company	Cal Water	All Other Subsidiaries	Consolidating Adjustments	Consolidated
Operating revenue	$—	$142,342	$10,103	$—	$152,445
Operating expenses:
Operations:
Water production costs	—	55,643	1,946	—	57,589
Administrative and general	—	20,667	2,699	—	23,366
Other operations	—	17,365	1,622	(84)	18,903
Maintenance	—	5,692	242	—	5,934
Depreciation and amortization	57	14,735	1,074	(24)	15,842
Income tax (benefit) expense	(93)	6,228	497	238	6,870
Property and other taxes	—	4,669	738	—	5,407
Total operating (income) expenses	(36)	124,999	8,818	130	133,911
Net operating income	36	17,343	1,285	(130)	18,534
Other income and expenses:
Non-regulated revenue	462	3,439	423	(560)	3,764
Non-regulated expenses	—	(2,547)	(262)	—	(2,809)
Income tax expense on other income and expenses	(188)	(364)	(60)	228	(384)
Total other income	274	528	101	(332)	571
Interest:
Interest expense	173	8,263	474	(476)	8,434
Less: capitalized interest	—	(820)	(17)	—	(837)
Net interest expense	173	7,443	457	(476)	7,597
Equity earnings of subsidiaries	11,371	—	—	(11,371)	—
Net income	$11,508	$10,428	$929	$(11,357)	$11,508

CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATING STATEMENT OF INCOME
For the three months ended June 30, 2015
(In thousands)

	Parent Company	Cal Water	All Other Subsidiaries	Consolidating Adjustments	Consolidated
Operating revenue	$—	$135,440	$8,974	$—	$144,414
Operating expenses:
Operations:
Water production costs	—	51,044	1,978	—	53,022
Administrative and general	—	23,796	2,841	—	26,637
Other operations	—	16,033	1,606	(127)	17,512
Maintenance	—	5,162	164	—	5,326
Depreciation and amortization	57	14,225	1,098	(26)	15,354
Income tax (benefit) expense	(119)	4,886	37	298	5,102
Property and other taxes	—	4,304	664	—	4,968
Total operating (income) expenses	(62)	119,450	8,388	145	127,921
Net operating income	62	15,990	586	(145)	16,493
Other income and expenses:
Non-regulated revenue	455	3,312	392	(680)	3,479
Non-regulated expenses, net	—	(3,193)	(311)	—	(3,504)
Income tax (expense) benefit on other income and expenses	(183)	(48)	(46)	287	10
Total other income (loss)	272	71	35	(393)	(15)
Interest:
Interest expense	240	6,922	452	(553)	7,061
Less: capitalized interest	—	(417)	(11)	—	(428)
Net interest expense	240	6,505	441	(553)	6,633
Equity from subsidiaries	9,751	—	—	(9,751)	—
Net income	$9,845	$9,556	$180	$(9,736)	$9,845

CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATING STATEMENT OF INCOME
For the six months ended June 30, 2016
(In thousands)

	Parent Company	Cal Water	All Other Subsidiaries	Consolidating Adjustments	Consolidated
Operating revenue	$—	$255,369	$18,803	$—	$274,172
Operating expenses:
Operations:
Water production costs	—	94,888	3,770	—	98,658
Administrative and general	—	45,610	5,583	—	51,193
Other operations	—	35,091	3,324	(210)	38,205
Maintenance	—	11,532	465	—	11,997
Depreciation and amortization	114	29,650	2,172	(48)	31,888
Income tax (benefit) expense	(187)	5,191	446	495	5,945
Property and other taxes	—	10,059	1,423	—	11,482
Total operating (income) expenses	(73)	232,021	17,183	237	249,368
Net operating income	73	23,348	1,620	(237)	24,804
Other income and expenses:
Non-regulated revenue	926	6,635	797	(1,166)	7,192
Non-regulated expenses	—	(5,252)	(537)	—	(5,789)
Income tax expense on other income and expenses	(377)	(564)	(99)	475	(565)
Total other income	549	819	161	(691)	838
Interest:
Interest expense	346	16,162	947	(956)	16,499
Less: capitalized interest	—	(1,534)	(33)	—	(1,567)
Net interest expense	346	14,628	914	(956)	14,932
Equity earnings of subsidiaries	10,434	—	—	(10,434)	—
Net income	$10,710	$9,539	$867	$(10,406)	$10,710

CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATING STATEMENT OF INCOME
For the six months ended June 30, 2015
(In thousands)

	Parent Company	Cal Water	All Other Subsidiaries	Consolidating Adjustments	Consolidated
Operating revenue	$—	$249,947	$16,452	$—	$266,399
Operating expenses:
Operations:
Water production costs	—	94,420	3,804	—	98,224
Administrative and general	—	48,651	5,681	—	54,332
Other Operations	—	30,303	3,305	(253)	33,355
Maintenance	—	9,426	357	—	9,783
Depreciation and amortization	114	28,428	2,182	(51)	30,673
Income tax (benefit) expense	(187)	5,816	(416)	502	5,715
Property and other taxes	—	9,054	1,273	—	10,327
Total operating (income) expenses	(73)	226,098	16,186	198	242,409
Net operating income	73	23,849	266	(198)	23,990
Other income and expenses:
Non-regulated revenue	909	6,185	790	(1,158)	6,726
Non-regulated expenses, net	—	(5,225)	(522)	—	(5,747)
Income tax expense on other income and expenses	(368)	(391)	(115)	481	(393)
Net other income	541	569	153	(677)	586
Interest:
Interest expense	350	13,782	903	(905)	14,130
Less: capitalized interest	—	(950)	(24)	—	(974)
Net interest expense	350	12,832	879	(905)	13,156
Equity earnings of subsidiaries	11,156	—	—	(11,156)	—
Net income (loss)	$11,420	$11,586	$(460)	$(11,126)	$11,420

CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the six months ended June 30, 2016
(In thousands)

	Parent Company	Cal Water	All Other Subsidiaries	Consolidating Adjustments	Consolidated
Operating activities:
Net income	$10,710	$9,539	$867	$(10,406)	$10,710
Adjustments to reconcile net income to net cash provided by operating activities:
Equity earnings of subsidiaries	(10,434)	—	—	10,434	—
Dividends received from affiliates	16,532	—	—	(16,532)	—
Depreciation and amortization	114	30,372	2,263	(48)	32,701
Changes in value of life insurance contracts	—	(336)	—	—	(336)
Changes in operating assets and liabilities	(218)	(987)	984	—	(221)
Other changes in noncurrent assets and liabilities	892	14,567	730	20	16,209
Net cash provided by operating activities	17,596	53,155	4,844	(16,532)	59,063
Investing activities:
Utility plant expenditures	—	(113,894)	(2,261)	—	(116,155)
Changes in affiliate advances	(561)	787	(199)	(27)	—
Reduction of affiliate short-term borrowings	2,000	42,100	—	(44,100)	—
Issuance of affiliate short-term borrowings	(2,615)	(20,600)	—	23,215	—
Reduction of affiliates long-term debt	544	—	—	(544)	—
Life insurance proceeds	—	495	—	—	495
Purchase of life insurance contracts	—	(1,065)	—	—	(1,065)
Changes in restricted cash	—	(653)	—	—	(653)
Net cash used in investing activities	(632)	(92,830)	(2,460)	(21,456)	(117,378)
Financing Activities:
Short-term borrowings	42,100	61,000	—	—	103,100
Repayment of short-term borrowings	(20,615)	(41,000)	—	—	(61,615)
Changes in affiliate advances	—	651	(678)	27	—
Proceeds from affiliate short-term borrowings	20,600	—	2,615	(23,215)	—
Repayment of affiliate short-term borrowings	(42,100)	—	(2,000)	44,100	—
Repayment of affiliates long-term borrowings	—	—	(544)	544	—
Proceeds from long-term debt, net of issuance costs	—	49,823	—	—	49,823
Repayment of long-term debt	—	(2,287)	(176)	—	(2,463)
Advances and contributions in aid for construction	—	11,413	50	—	11,463
Refunds of advances for construction	—	(3,454)	(18)	—	(3,472)
Dividends paid to non-affiliates	—	(16,135)	(397)	—	(16,532)
Dividends paid to affiliates	(16,532)	—	—	16,532	—
Net cash (used in) provided by financing activities	(16,547)	60,011	(1,148)	37,988	80,304
Change in cash and cash equivalents	417	20,336	1,236	—	21,989
Cash and cash equivalents at beginning of period	582	4,270	3,985	—	8,837
Cash and cash equivalents at end of period	$999	$24,606	$5,221	$—	$30,826

CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the six months ended June 30, 2015
(In thousands)

	Parent Company	Cal Water	All Other Subsidiaries	Consolidating Adjustments	Consolidated
Operating activities:
Net income (loss)	$11,420	$11,586	$(460)	$(11,126)	$11,420
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity earnings of subsidiaries	(11,156)	—	—	11,156	—
Dividends received from affiliates	16,027	—	—	(16,027)	—
Depreciation and amortization	114	29,170	2,419	(51)	31,652
Change in value of life insurance contracts	—	50	—	—	50
Changes in operating assets and liabilities	(1,049)	(9,161)	6,901	(94)	(3,403)
Other changes in noncurrent assets and liabilities	1,897	12,057	(5,439)	115	8,630
Net cash provided by operating activities	17,253	43,702	3,421	(16,027)	48,349
Investing activities:
Utility plant expenditures	—	(72,872)	(2,955)	—	(75,827)
Investment in affiliates	(1,000)	—	—	1,000	—
Changes in affiliate advances	(4,234)	2,885	(118)	1,467	—
Proceeds from affiliates long-term debt	517	—	—	(517)	—
Purchase of life insurance contracts	—	(214)	—	—	(214)
Changes in restricted cash	—	46	—	—	46
Net cash used in investing activities	(4,717)	(70,155)	(3,073)	1,950	(75,995)
Financing Activities:
Short-term borrowings	2,500	50,000	—	—	52,500
Repayment of short-term borrowings	—	(5,000)	—	—	(5,000)
Investment from affiliates	—	—	1,000	(1,000)	—
Changes in affiliate advances	102	2,077	(712)	(1,467)	—
Repayment of affiliates long-term borrowings	—	—	(517)	517	—
Proceeds from long-term debt	—	—	50	—	50
Repayment of long-term debt	—	(2,310)	(244)	—	(2,554)
Advances and contributions in aid for construction	—	6,881	40	—	6,921
Refunds of advances for construction	—	(3,284)	(32)	—	(3,316)
Dividends paid to non-affiliates	(16,027)	—	—	—	(16,027)
Dividends paid to affiliates	—	(15,867)	(160)	16,027	—
Net cash (used in) provided by financing activities	(13,425)	32,497	(575)	14,077	32,574
Change in cash and cash equivalents	(889)	6,044	(227)	—	4,928
Cash and cash equivalents at beginning of period	4,108	13,929	1,550	—	19,587
Cash and cash equivalents at end of period	$3,219	$19,973	$1,323	$—	$24,515

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

For the six month period ended June 30, 2016, there were no changes in the methodology for computing critical accounting estimates, no additional accounting estimates met the standards for critical accounting policies, and there were no material changes to the important assumptions underlying the critical accounting estimates.

RESULTS OF SECOND QUARTER 2016 OPERATIONS
COMPARED TO SECOND QUARTER 2015 OPERATIONS
Dollar amounts in thousands unless otherwise stated

Overview

Net income for the three month period ended June 30, 2016, was $11.5 million or $0.24 per diluted common share compared to net income of $9.8 million or $0.21 per diluted common share for the three month period ended June 30, 2015, an increase of $1.7 million. The increase in net income was primarily attributed to an increase in accrued unbilled revenue which was partially offset by increases in maintenance, depreciation and amortization, and net interest expense. The change in accrued unbilled revenue resulted from an increase in consumption at the end of the quarter, as compared to the first quarter of 2016. This increase in consumption is not included in the WRAM until it is billed. The WRAM account records changes in billed revenue. Accrued unbilled revenue is seasonal and the pattern of accrued unbilled revenue changes can fluctuate on a year-to-year basis. Net other income increased $0.6 million due primarily to an unrealized gain on our benefit plan insurance investments.

Operating Revenue

Operating revenue increased $8.0 million, or 5.6%, to $152.4 million in the second quarter of 2016. The factors that impacted the operating revenue for the second quarter of 2016 as compared to 2015 are as follows:

Net change due to rate changes, usage, and other (1)	$15,056
MCBA Revenue (2)	(4,548)
Other balancing account revenue (3)	(2,735)
Deferral of revenue (4)	258
Net operating revenue increase	$8,031

1.
The net change due to rate changes, usage, and other in the above table was mainly driven by rate increases (see table below for components of rate increases) and a $4.6 million increase in estimated unbilled revenue.

2.
The MCBA revenue decrease in the above table resulted from a significant reduction in customer consumption, compared to the second quarter of 2015, in California caused by drought conditions. As required by the MCBA mechanism, the reduction to water production costs in California also reduced operating revenue in the same amount.

3.
The other balancing account revenue in the above table consists of the pension, conservation and health care balancing account revenues. Pension and conservation balancing account revenues are the differences between actual expenses and adopted rate recovery. Health care balancing account revenue is 85% of the difference between actual health care expenses and adopted rate recovery. The decrease in revenue was due to a decrease in actual pension and health care expenses as compared to the second quarter of 2015.

4.
The deferral of revenue in the table above consists of amounts that are expected to be collected from customers beyond 24 months following the end of the accounting period in which these revenues were recorded. In the second quarter of 2016, the balancing account balance decreased due to lower customer consumption which led to a reduction in water production costs.

There were rate increases during the second quarter of 2016 that increased Service, Other, and WRAM revenue. The components of the rate increases are as follows:

Purchased water offset increases	$8,004
Escalation rate increases	1,213
Ratebase offset increases	720
General rate case	203
Total increase in rates	$10,140

Total Operating Expenses

Total operating expenses increased $6.0 million, or 4.7%, to $133.9 million in the second quarter of 2016, as compared to $127.9 million in the second quarter of 2015.

Water production costs consists of purchased water, purchased power, and pump taxes. It represents the largest component of total operating expenses, accounting for approximately 43% of total operating expenses in the second quarter of 2016, as compared to 41.4% of total operating expenses in the second quarter of 2015.  Water production costs increased 9% compared to the same period last year mainly due to a blended 10% increase in purchased water wholesaler rates offset by a 2% reduction in water production.

Sources of water as a percent of total water production are listed in the following table:

	Three Months Ended June 30
	2016	2015
Well production	49%	52%
Purchased	47%	45%
Surface	4%	3%
Total	100%	100%

The components of water production costs are shown in the table below:

	Three Months Ended June 30
	2016	2015	Change
Purchased water	$47,650	$42,672	$4,978
Purchased power	7,039	7,277	(238)
Pump taxes	2,900	3,073	(173)
Total	$57,589	$53,022	$4,567

Administrative and general and other operations expenses decreased $1.9 million, or 4.3%, to $42.3 million in the second quarter of 2016, as compared to $44.1 million in the second quarter of 2015.  The decrease was due primarily to a decrease in employee pension benefits of $2.5 million, which was partially offset by increases to water conservation program costs of $0.3 million, California drought program incremental costs of $0.2 million, and employee wage increases of $0.1 million. Water conservation program costs are affected by seasonal patterns and are dependent on customer demand for our programs. Changes in employee pension and other postretirement benefit costs, water conservation program costs, and employee health care costs for regulated California operations do not affect earnings, because the Company is allowed by the CPUC to track these costs in balancing accounts for future recovery, which creates a corresponding change to operating revenue.  At June 30, 2016, there were 1,150 employees and at June 30, 2015, there were 1,137 employees.

Maintenance expense increased $0.6 million, or 11.4%, to $5.9 million in the second quarter of 2016, as compared to $5.3 million in the second quarter of 2015, mostly due to expenses incurred to respond to a large wildfire in the Company’s Kern River Valley District.

Depreciation and amortization expense increased $0.5 million, or 3.2%, to $15.8 million in the second quarter of 2016, as compared to $15.3 in the second quarter of 2015, mostly due to 2015 capital additions.

Income taxes increased $1.8 million, or 34.7%, to $6.9 million in the second quarter of 2016, as compared to $5.1 million in the second quarter of 2015. The increase was due primarily to a $2.8 million increase to pre-tax income in the second quarter of 2016 and a $0.6 million tax benefit in the second quarter of 2015.  The Company’s fiscal year 2016 effective tax rate is estimated to be 37%.

Property and other taxes increased $0.4 million, or 8.8%, to $5.4 million in the second quarter of 2016, as compared to $5.0 million in the second quarter of 2015, mostly due to an increase in assessed property values in 2015.

Other Income and Expenses

Net other income increased $0.6 million in the second quarter of 2016, as compared to the second quarter of 2015, due primarily to an unrealized gain on our benefit plan insurance investments.

Interest Expense

Net interest expense increased $1.0 million, or 14.5%, to $7.6 million in the second quarter of 2016, as compared to $6.6 million in the second quarter of 2015.  The increase was due primarily to the sale of $150.0 million of First Mortgage Bonds during the first quarter of 2016 and the fourth quarter of 2015.

RESULTS OF THE SIX MONTHS ENDED JUNE 30, 2016 OPERATIONS
COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2015 OPERATIONS
Dollar amounts in thousands unless otherwise stated

Overview

Net income for the six months ended June 30, 2016, was $10.7 million or $0.22 per diluted common share compared to a net income of $11.4 million or $0.24 per diluted common share for the six months ended June 30, 2015, a decrease of $0.7 million. The decrease in net income was primarily attributed to increases in other operations, maintenance, depreciation and amortization, property and other taxes, and net interest expenses, which was partially offset by an increase in accrued unbilled revenue. The change in accrued unbilled revenue resulted from an increase in consumption at the end of the quarter. This increase in consumption is not included in the WRAM until it is billed. The WRAM account records changes in billed revenue. Accrued unbilled revenue is seasonal and the pattern of accrued unbilled revenue changes can fluctuate on a year-to-year basis. Net other income increased $0.3 million due primarily to an unrealized gain on our benefit plan insurance investments.

Operating Revenue

Operating revenue increased $7.8 million or 2.9% to $274.2 million in the first six months of 2016.  The factors that impacted the operating revenue for the first six months of 2016 as compared to 2015 are as follows:

Net change due to rate changes, usage, and other (1)	$25,102
MCBA Revenue (2)	(14,291)
Other balancing account revenue (3)	(4,464)
Deferral of revenue (4)	1,426
Net operating revenue increase	$7,773

1.
The net change due to rate changes, usage, and other in the above table was mainly driven rate increases (see table below for components of rate increases) and an $8.1 million increase in estimated unbilled revenue.

2.
The MCBA revenue decrease in the above table resulted from a significant reduction in customer consumption in California caused by drought conditions. As required by the MCBA mechanism, the reduction to water production costs in California also reduced operating revenue in the same amount.

3.
The other balancing account revenue in the above table consists of the pension, conservation and health care balancing account revenues. Pension and conservation balancing account revenues are the differences between actual expenses and adopted rate recovery. Health care balancing account revenue is 85% of the difference between actual health care expenses and adopted rate recovery. The decrease in revenue was due to a decrease in actual pension and health care expenses offset by an increase in actual conservation expenses.

4.
The deferral of revenue in the table above consists of amounts that are expected to be collected from customers beyond 24 months following the end of the accounting period in which these revenues were recorded. In 2016, the balancing account balance decreased due to lower customer consumption which led to a reduction in water production costs.

There were rate increases during the six months ended June 30, 2016 that increased Service, Other, and WRAM revenue. The components of the rate increases are as follows:

Purchased water offset increases	$12,973
Escalation rate increases	1,756
Ratebase offset increases	1,318
General rate case	355
Total increase in rates	$16,402

Total Operating Expenses

Total operating expenses increased $7.0 million, or 2.9%, to $249.4 million in the first six months of 2016, as compared to $242.4 million in the first six months of 2015.

Water production costs consists of purchased water, purchased power, and pump taxes. It represents the largest component of total operating expenses, accounting for approximately 40% of total operating expenses in the first six months of 2016, as compared to 41% of total operating expenses in the first six months of 2015.  Water production costs remained flat as compared to the same period last year mainly due to a decrease of 8% in water production offset by a blended 8% increase in purchased water wholesaler rates.

Sources of water as a percent of total water production are listed in the following table:

	Six Months Ended June 30
	2016	2015
Well production	48%	51%
Purchased	48%	46%
Surface	4%	3%
Total	100%	100%

The components of water production costs are shown in the table below:

	Six Months Ended June 30
	2016	2015	Change
Purchased water	$81,439	$79,031	$2,408
Purchased power	11,868	12,866	(998)
Pump taxes	5,351	6,327	(976)
Total	$98,658	$98,224	$434

Administrative and general and other operations expenses increased $1.7 million, or 2.0%, to $89.4 million in the first six months of 2016, as compared to $87.7 million in the first six months of 2015.  The increase was due primarily to increases in California drought program incremental expenses of $2.2 million, costs associated with the recognition of deferred WRAM revenues of $1.5 million, conservation program expenses of $0.9 million, allowance for bad debts of $0.6 million, and employees wage of $0.5 million.  These increases were partially offset by a decrease in employee pension benefits of

$4.0 million. Changes in employee pension and other postretirement benefit costs, water conservation program costs, and employee health care costs for regulated California operations do not affect earnings, because the Company is allowed by the CPUC to track these costs in balancing accounts for future recovery, which creates a corresponding change to operating revenue.

Maintenance expense increased $2.2 million, or 22.6%, to $12.0 million in the first six months of 2016, as compared to $9.8 million in the first six months of 2015, mostly due to increases in transmission and distribution mains, pumping equipment, wells, and tank repair costs.

Depreciation and amortization expense increased $1.2 million, or 4.0%, to $31.9 million in the first six months of 2016, as compared to $30.7 million in the first six months of 2015, mostly due to 2015 utility plant additions.

Income taxes increased $0.2 million, or 4.0%, to $5.9 million in the first six months of 2016, as compared to $5.7 million in the first six months of 2015. The increase was due to a $0.6 million tax benefit in the second quarter of 2015 and partially offset by a $0.7 million decrease to pre-tax income in the first six months of 2016. The Company’s estimated effective tax rate for fiscal year 2016 is 37%.

Property and other taxes increased $1.2 million, or 11.2%, to $11.5 million during the first six months of 2016, as compared to $10.3 million in the first six months of 2015, due primarily to an increase in assessed property values in 2015.

Other Income and Expenses

Net other income increased $0.3 million in the first six months of 2016, as compared to the first six months of 2015, due primarily to an unrealized gain on our benefit plan insurance investments in the first six months of 2016.

Interest Expense

Net interest expense increased $1.8 million, or 13.5%, to $14.9 million in the first six months of 2016, as compared to $13.2 million in the first six months of 2015. The increase was due primarily to the sale of $150.0 million of First Mortgage Bonds during the first quarter of 2016 and the fourth quarter of 2015.

REGULATORY MATTERS

2016 California Regulatory Activity

California GRC filing

On July 9, 2015, Cal Water filed a GRC application seeking rate increases in all regulated operating districts in California beginning January 1, 2017 (the 2015 GRC). The 2015 GRC application requested an increase of $94.8 million in rates for 2017, $23.0 million in rates for 2018 and $22.6 million in rates for 2019. As part of its application, Cal Water requested approval to invest $693.0 million in districts throughout California over the three-year period from January 1, 2016 through December 31, 2018 in order to provide a safe and reliable water supply to its customers.

Cal Water reviewed the GRC interveners’ recommendations and composed rebuttal testimony during the second quarter of 2016.  During the months of June and July, Cal Water and intervening parties met in settlement discussions. On July 18, 2016, Cal Water completed the rate case evidentiary hearings at the CPUC. The case is being processed according to the adopted schedule which would allow for a decision at the end of 2016. Any rate change as a result of this filing is expected to be effective on January 1, 2017.

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

California Drought Memorandum Account

On July 15, 2016, Cal Water filed an advice letter to recover $4.2 million of incremental drought expenses associated with calendar years 2014 and 2015. The Company expects to receive approval from the CPUC on this advice letter filing before the end of 2016. This advice letter is subject to approval via commission resolution. Cal Water also filed an advice letter on July 15, 2016 to request the elimination of the drought surcharges beginning on July 29, 2016. The advice letter will be effective July 29, 2016.

As of June 30, 2016, total incremental costs tracked in the drought memorandum account since inception were $9.6 million, of which $1.5 million was spent on capital. The incremental costs tracked in the drought memorandum account for the three and six month periods ended June 30, 2016 and 2015 are shown in the tables below:

	Three Months Ended June 30
	2016	2015	Change
Incremental expenses	$1,214	$956	$258
Incremental capital	225	176	49
Total	$1,439	$1,132	$307

	Six Months Ended June 30
	2016	2015	Change
Incremental expenses	$3,214	$956	$2,258
Incremental capital	634	176	458
Total	$3,848	$1,132	$2,716

In addition, all monies collected by Cal Water through drought surcharges for exceeding water budgets are recorded in the appropriate WRAM account and used to offset under-collected revenues. Customer drought surcharges were $59.0 million and waste-of-water penalties were less than $0.1 million for the period from July 1, 2015 to June 30, 2016. During the second quarter of 2016, customer drought surcharges were $10.6 million and waste-of-water penalties were less than $0.1 million. For the six months ended June 30, 2016, customer drought surcharges were $22.1 million and waste-of-water penalties were less than $0.1 million.

Federal Income Tax Bonus Depreciation

In 2011, Cal Water filed for and received approval to track the benefits from federal income tax accelerated depreciation in a memorandum account due to the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010. Additional federal income tax accelerated depreciation deductions for assets placed in service were $34.0 million, $14.4 million, and $8.9 million in 2011, 2012, and 2013, respectively. The memorandum account may result in a surcredit because of the impact to Cal Water’s revenue requirement for changes to working cash estimates, reductions to federal income tax qualified U.S. production activities deductions (QPAD), and changes to contributions-in-aid-of-construction. During the first quarter of 2016, Cal Water estimated the surcredit to be $0.6 million and is currently working with the Office of Ratepayer Advocates to finalize this surcredit amount and to incorporate it into the 2015 GRC decision.

WRAM and MCBA filings

In April 2016, Cal Water filed 3 advice letters to true up the revenue over- and under-collections in the 2015 annual WRAMs/MCBAs of its regulated districts. A net under-collection of $20.4 million is being recovered from customers in the form of 12 and 18 month surcharges/surcredits.  This surcharge/surcredit is in some cases in addition to surcharges/surcredits authorized in prior years which have not yet expired.

Expense Offset filings

Expense offsets are dollar-for-dollar increases in revenue to match increased expenses, and therefore do not affect net operating income. In December 2015, Cal Water filed advice letters to offset increased purchased water and pump taxes in 6 of its regulated districts, totaling $4.8 million. The new rates became effective on January 1, 2016.

In June 2016, Cal Water filed advice letters to offset increased purchased water and pump taxes in 7 of its regulated districts, totaling $13.9 million. The new rates will become effective in the third quarter of 2016.

Ratebase Offset filings

For construction projects that are authorized in GRCs as advice letter projects, companies are allowed to file ratebase offsets to increase revenues after the plant is placed into service. In June 2016, Cal Water filed $0.2 million of annual revenue increase for a ratebase offset in one of its regulated districts. The new rates will become effective on August 1 2016.

2016 Regulatory Activity—Other States

2015 Ka'anapali (Hawaii) GRC Filing

In December 2015, Hawaii water filed a GRC for its Ka’anapali water system requesting an additional $1.7 million in revenues on an annual basis. The application requested recovery for approximately $3.0 million in capital investments in the system since 2012. During the second quarter of 2016, we achieved a full settlement with all interveners in the amount of $1.1 million. We expect the Hawaii Public Utilities Commission (HPUC) to authorize the rate increase at the end of 2016.

2014 Kona (Hawaii) GRC Filing

In August 2014, Hawaii Water filed a GRC for Kona water and wastewater requesting $3.3 million.  On June 29, 2015, Hawaii Water received a Decision and Order from the HPUC for the Kona water and wastewater rate case approving $2.1 million in additional annual revenues to be phased in over a six month period. Hawaii Water reached a comprehensive and conceptual settlement with the Consumer Advocate which is an independent agency that reviews Hawaii Water's rate case applications. The new rates for the first phase were effective in August 2015 and the new rates for the second phase took effect in February 2016.

2012 Waikoloa (Hawaii) GRC Filings

In August 2012, Hawaii Water filed GRCs for the Waikoloa Village Water, Waikoloa Village Wastewater, and Waikoloa Resort Utilities requesting $6.3 million in additional annual revenues. The GRCs were processed on separate schedules. Hawaii Water and the Consumer Advocate reached settlements on the rate filings for Waikoloa Village Water, Waikoloa Village Wastewater, and Waikoloa Resort Utilities. On June 22, 2015, the HPUC approved a rate increase for the Waikoloa Village Wastewater rate case authorizing annual revenue increase of $0.7 million phased in over two years. The new rates for the first phase were effective in August 2015 and the second phase will become effective in August 2016.

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

LIQUIDITY

Cash flow from Operations

Cash flow from operations for the first six months of 2016 was $59.1 million compared to $48.3 million for the same period in 2015. Cash generated by operations varies during the year due to customer billings, timing of contributions to our benefit plans, and timing of estimated tax payments.

During the first six months of 2016 we made contributions of $14.0 million to our employee pension plan compared to contributions of $14.1 million made during the first six months of 2015.  During the first six months of 2016 we made contributions of $3.3 million to the other postretirement benefit plans compared to contributions of $3.7 million during the first six months of 2015. The 2016 estimated cash contribution to the pension plans is $27.3 million and to the other postretirement benefit plans is $13.4 million.

The water business is seasonal. Billed revenue is lower in the cool, wet winter months when less water is used compared to the warm, dry summer months when water use is highest. This seasonality results in the possible need for short-term borrowings under the bank lines of credit in the event cash is not available to cover operating and utility plant costs during the winter period. The increase in cash flows during the summer allows short-term borrowings to be paid down. Customer water usage can be lower than normal in drought years and when more than normal precipitation falls in our service areas or temperatures are lower than normal, especially in the summer months. On April 1, 2015, the Governor of the State of California issued Executive Order B-29-15 due to severe drought conditions. The Executive Order imposed restrictions on urban water suppliers like Cal Water to achieve a statewide 25% reduction through February 2016 as compared with the amount used in 2013, to encourage customers to use less water. Effective June 1, 2016, the state allowed water suppliers to self-certify and, if applicable, reduce conservation targets. The reduction in water usage reduces cash flows from operations and increases the need for short-term bank borrowings. In addition, short-term borrowings are used to finance utility plant expenditures until long-term financing is arranged.

Investing Activities

During the first six months of 2016 and 2015, we used $116.2 million and $75.8 million, respectively, of cash for utility plant expenditures. The 2016 budget estimates utility plant expenditures to be between $180.0 and $210.0 million.  Annual expenditures fluctuate each year due to the availability of construction resources and our ability to obtain construction permits in a timely manner.

Financing Activities

Net cash provided by financing activities was $80.3 million during the first six months of 2016 compared to $32.6 million for the same period in 2015.

During the first six months of 2016 and 2015, we borrowed $103.1 million and $52.5 million, respectively, on our unsecured revolving credit facilities. Repayments of unsecured revolving credit facilities borrowings during the first six months of 2016 were $61.6 million and $5.0 million for the same period in 2015.

The undercollected net WRAM and MCBA receivable balances were $28.9 million and $47.9 million as of June 30, 2016 and June 30, 2015, respectively. The undercollected balances were primarily financed by Cal Water using short-term and long-term financing arrangements to meet operational cash requirements. Interest on the undercollected balances, the interest recoverable from ratepayers, is limited to the current 90-day commercial paper rates which is significantly lower than Cal Water’s short and long-term financing rates.

Short-Term and Long-Term Financing

During the first six months of 2016, we utilized cash generated from operations, borrowings on the unsecured revolving credit facilities, and proceeds from the issuance of long-term debt. We did not sell Company common stock during the first six months of 2016. In future periods, management anticipates funding our utility plant needs through a relatively balanced approach between long term debt and equity.

Short-term liquidity is provided by our unsecured revolving credit facilities and internally generated funds. Long-term financing is accomplished through the use of both debt and equity.  On September 23, 2010, the CPUC authorized Cal Water to issue $350.0 million of debt and common stock to finance utility plant projects and operations.

On March 10, 2015, the Company and Cal Water entered into Syndicated Credit Agreements, which provided for unsecured revolving credit facilities of up to an initial aggregate amount of $450.0 million for a term of five years.  The Syndicated Credit Facilities amend, expand, and replace the Company’s and its subsidiaries’ existing credit facilities originally entered into on September 29, 2011.  The new credit facilities extended the terms until March 10, 2020 and increased the Company’s unsecured revolving line of credit.  The credit facilities may each be expanded by up to $50.0 million subject to certain conditions.  The Company and subsidiaries that it designates may borrow up to $150.0 million under the Company’s revolving credit facility.  Cal Water may borrow up to $300.0 million under its revolving credit facility.  On May 13, 2016, the CPUC approved additional financing for Cal Water. As part of that decision, the Cal Water is now allowed to use its revolving credit facilities for up to 24 months. Previously, Cal Water had to pay down its credit facility every 12 months unless otherwise authorized by the CPUC. The proceeds from the revolving credit facilities may be used for working capital purposes, including the short-term financing of utility plant projects.  The base loan rate may vary from LIBOR plus 72.5 basis points to LIBOR plus 95 basis points, depending on the Company’s total capitalization ratio.  Likewise, the unused commitment fee may vary from 8 basis points to 12.5 basis points based on the same ratio.

As of June 30, 2016, there were short-term borrowings of $75.1 million outstanding on the unsecured revolving credit facilities compared to $126.6 million as of June 30, 2015.  The decrease in short-term borrowings during the first six months of 2016 was mostly due to the sale of $150.0 million of First Mortgage Bonds during the first quarter of 2016 and fourth quarter of 2015 in a private placement and the partial use of these proceeds to repay borrowings on the revolving credit facilities.

Given our ability to access our lines of credit on a daily basis, cash balances are managed to levels required for daily cash needs and excess cash is invested in short-term or cash equivalent instruments. Minimal operating levels of cash are maintained for Washington Water, New Mexico Water, and Hawaii Water.

Both short-term credit agreements contain affirmative and negative covenants and events of default customary for credit facilities of this type including, among other things, limitations and prohibitions relating to additional indebtedness, liens, mergers, and asset sales. Also, these unsecured credit agreements contain financial covenants governing the Company and its subsidiaries’ consolidated total debt ratio not to exceed 66.7% and an interest coverage ratio of three or more.  As of June 30, 2016, we are in compliance with all of the covenant requirements and are eligible to use the full amount of our credit facilities.

On October 13, 2015, Cal Water sold $150.0 million in aggregate principal amount of First Mortgage Bonds in a private placement. Pursuant to the agreement, Cal Water issued $100.0 million of First Mortgage Bonds on October 13, 2015, consisting of $50.0 million of 3.33% series QQQ maturing October 15, 2025 and $50.0 million of 4.31% series RRR maturing October 16, 2045.

In March 2016, Cal Water issued the remaining $50.0 million of First Mortgage Bonds, consisting of $40.0 million of 4.41% series SSS maturing April 16, 2046 and $10.0 million of 4.61% series TTT maturing April 14, 2056. Cash proceeds of approximately $49.7 million, net of $0.3 million debt issuance costs, were received. Cal Water used a portion of the net proceeds from the offering to repay outstanding borrowings on the Company and Cal Water lines of credit of $48.6 million.

Bond principal and other long-term debt payments were $2.5 million during the first six months of 2016 compared to $2.6 million during the first six months of 2015.

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

Dividends

During the first six months of 2016, our quarterly common stock dividend payments were $0.1725 per share compared to $0.1675 during the first six months of 2015. For the full year 2015, the payout ratio was 71% of net income. On a long-term basis, our goal is to achieve a dividend payout ratio of 60% of net income accomplished through future earnings growth.

At its July 27, 2016 meeting, the Board declared the third quarter dividend of $0.1725 per share payable on August 19, 2016, to stockholders of record on August 8, 2016. This was our 286th consecutive quarterly dividend.

2016 Financing Plan

We intend to fund our utility plant needs in future periods through a relatively balanced approach between long-term debt and equity. The Company and Cal Water have a syndicated unsecured revolving line of credit of $150.0 million and $300.0 million, respectively, for short-term borrowings. As of June 30, 2016, the Company’s and Cal Water’s availability on these unsecured revolving lines of credit was $94.9 million and $280.0 million, respectively. Cal Water sold $50.0 million of

First Mortgage Bonds on March 11, 2016. Cash proceeds of approximately $49.7 million, net of $0.3 million debt issuance costs, were received in March 2016.

Book Value and Stockholders of Record

Book value per common share was $13.27 at June 30, 2016 compared to $13.41 at December 31, 2015.  There were approximately 2,064 stockholders of record for our common stock as of May 9, 2016.

Utility Plant Expenditures

During the first six months of 2016, utility plant expenditures totaled $116.2 million for company-funded and developer-funded projects. The 2016 budget estimates company-funded utility plant expenditures to be between $180.0 and $210.0 million. The actual amount may vary from the budget number due to timing of actual payments related to current year and prior year projects. We do not control third-party-funded utility plant expenditures and therefore are unable to estimate the amount of such projects for 2016.

As of June 30, 2016, construction work in progress was $199.5 million compared to $134.7 million as of June 30, 2015. Work in progress includes projects that are under construction but not yet complete and placed in service.

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

Historically, approximately 49% of our annual water supply is pumped from wells.  State groundwater management agencies operate differently in each state.  Some of our wells extract ground water from water basins under state ordinances.   These are adjudicated groundwater basins, in which a court has settled the dispute between landowners or other parties over how much annual groundwater can be extracted by each party.  All of our adjudicated groundwater basins are located in the State of California.  Our annual groundwater extraction from adjudicated groundwater basins approximates 6.7 billion gallons or 13% of our total annual water supply pumped from wells.  Historically, we have extracted less than 100% of our annual adjudicated groundwater rights and have the right to carry forward up to 20% of the unused amount to the next annual period.  All of our remaining wells extract ground water from managed or unmanaged water basins.   There are no set limits for the ground water extracted from these water basins; however, the state or local water management agencies have the authority to regulate the groundwater extraction quantity whenever there are unforeseen large decreases to water basin levels.  Our annual groundwater extraction from managed groundwater basins approximates 32.6 billion gallons or 61% of our total annual water supply pumped from wells.  Our annual groundwater extraction from unmanaged groundwater basins approximates 13.7 billion gallons or 26% of our total annual water supply pumped from wells.  Most of the managed groundwater basins we extract water from have groundwater recharge facilities.  We are required to pay well pump taxes to financially support these groundwater recharge facilities. Well pump taxes were $5.4 million and $6.3 million for the six months ended June 30, 2016 and 2015, respectively.  Well pump taxes were $2.9 million and $3.1 million for the three months ended June 30, 2016 and June 30, 2015, respectively. In 2014, the State of California enacted the Sustainable Groundwater Management Act of 2014. The law and its implementing regulations will require most basins to select a sustainability agency by 2017, develop a sustainability plan by 2022, and show progress toward sustainability by 2027. We expect that in the future, groundwater will be produced mainly from managed and adjudicated basins.

California’s normal weather pattern yields little precipitation between mid-spring and mid-fall. The Washington Water service areas receive precipitation in all seasons, with the heaviest amounts during the winter. New Mexico Water’s rainfall is heaviest in the summer monsoon season. Hawaii Water receives precipitation throughout the year, with the largest amounts in the winter months. Water usage in all service areas is highest during the warm and dry summers and declines in the cool winter months. Rain and snow during the winter months replenish underground water aquifers and fill reservoirs, providing the water supply for subsequent delivery to customers. As of June 30, 2016, the State of California snowpack water content and rainfall accumulation during the 2015 - 2016 water year is 119% of normal (per the California Department of Water Resources, Northern Sierra Precipitation Accumulation report). However, the central and southern portions of the state saw below-average rain and snowfall. Management believes that supply pumped from underground aquifers and purchased from wholesale suppliers will be adequate to meet customer demand during 2016 and beyond.

Long-term water supply plans are developed for each of our districts to help assure an adequate water supply under various operating and supply conditions. Some districts have unique challenges in meeting water quality standards, but management believes that supplies will meet current standards using current treatment processes.

CONTRACTUAL OBLIGATIONS

During the six months ended June 30, 2016, there were no material changes in contractual obligations outside the normal course of business.

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

Historically, the CPUC’s balancing account or offsetable expense procedures allowed for increases in purchased water and purchased power costs to be flowed through to consumers. Traditionally, a significant percentage of our net income and cash flows comes from California regulated operations; therefore the CPUC’s actions have a significant impact on our business. See Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Regulatory Matters”.

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

Our management, with the participation of our CEO and our CFO, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2016. Based on that evaluation, we concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

(b) Changes to Internal Control over Financial Reporting

There was no change in our internal controls over financial reporting that occurred during the quarter ended June 30, 2016, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

On July 21, 2016, the San Francisco Bay Area Regional Water Quality Control Board (the Water Control Board) approved a settlement between Cal Water and the Water Control Board and California Department of Fish and Wildlife (Fish and Wildlife) to resolve purported complaints from the Water Control Board and Fish and Wildlife alleging Cal Water discharged approximately 8,207,560 gallons of drinking water into Polhemus Creek that was caused by an undetected crack in a large water main located 10 feet below ground in a remote area. The water was disinfected as required to meet all federal and state water quality standards and make it safe for human consumption. Drinking water, however, can be harmful to fish and the environment.

As part of the settlement, Cal Water will replace 2,000 feet of 18-inch cast iron water main with new ductile iron main along Polhemus Road and Polhemus Creek in San Mateo. Cal Water will also conduct a streambed restoration project in San Mateo Creek to improve conditions in the creek for native fish. This work will be performed in coordination with the California Department of Fish and Wildlife. In addition to investing in these improvement projects, Cal Water will pay $504,519 to the Water Control Board and $20,000 to Fish and Wildlife.

Under the terms of the settlement, Cal Water will be released from all claims unless it fails to complete the projects. The agreement contains no admission of wrongdoing.

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

CALIFORNIA WATER SERVICE GROUP
Registrant

July 28, 2016	By:	/s/ Thomas F. Smegal III
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