Form 10-Q
period 2016-09-30
CALIFORNIA WATER SERVICE GROUP
filed 2016-10-27
CIK 1035201

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common shares outstanding as of September 30, 2016 — 47,968,212

PART I FINANCIAL INFORMATION

Item 1.

FINANCIAL STATEMENTS

The condensed consolidated financial statements presented in this filing on Form 10-Q have been prepared by management and are unaudited.

CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited (In thousands, except per share data)

	September 30, 2016	December 31, 2015
ASSETS
Utility plant:
Utility plant	$2,667,635	$2,506,946
Less accumulated depreciation and amortization	(849,884)	(805,178)
Net utility plant	1,817,751	1,701,768
Current assets:
Cash and cash equivalents	21,351	8,837
Receivables:
Customers	45,376	31,512
Regulatory balancing accounts	19,811	35,052
Other	14,199	14,760
Unbilled revenue	33,727	23,181
Materials and supplies at weighted average cost	6,256	6,339
Taxes, prepaid expenses, and other assets	10,407	7,897
Total current assets	151,127	127,578
Other assets:
Regulatory assets	363,597	361,893
Goodwill	2,615	2,615
Other assets	50,953	47,399
Total other assets	417,165	411,907
TOTAL ASSETS	$2,386,043	$2,241,253
CAPITALIZATION AND LIABILITIES
Capitalization:
Common stock, $0.01 par value; 68,000 shares authorized, 47,968 and 47,875 outstanding in 2016 and 2015, respectively	$480	$479
Additional paid-in capital	334,213	333,135
Retained earnings	317,319	308,541
Total common stockholders’ equity	652,012	642,155
Long-term debt, less current maturities	555,536	508,002
Total capitalization	1,207,548	1,150,157
Current liabilities:
Current maturities of long-term debt	6,130	6,043
Short-term borrowings	57,100	33,615
Accounts payable	84,052	66,380
Regulatory balancing accounts	2,837	2,227
Accrued interest	12,733	5,088
Accrued expenses and other liabilities	41,129	34,545
Total current liabilities	203,981	147,898
Unamortized investment tax credits	1,872	1,872
Deferred income taxes	282,973	264,897
Pension and postretirement benefits other than pensions	237,341	236,266
Regulatory liabilities and other	90,714	82,414
Advances for construction	182,001	180,172
Contributions in aid of construction	179,613	177,577
Commitments and contingencies (Note 10)	—	—
TOTAL CAPITALIZATION AND LIABILITIES	$2,386,043	$2,241,253
See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Unaudited (In thousands, except per share data)

For the three months ended	September 30, 2016	September 30, 2015
Operating revenue	$184,268	$183,543
Operating expenses:
Operations:
Water production costs	70,175	60,437
Administrative and general	23,844	30,737
Other operations	19,561	17,872
Maintenance	5,545	5,952
Depreciation and amortization	15,884	15,342
Income taxes	13,247	15,293
Property and other taxes	5,957	5,709
Total operating expenses	154,213	151,342
Net operating income	30,055	32,201
Other income and expenses:
Non-regulated revenue	3,397	3,814
Non-regulated expenses	(2,517)	(4,454)
Income tax (expense) benefit on other income and expenses	(349)	262
Net other income (loss)	531	(378)
Interest expense:
Interest expense	8,485	7,201
Less: capitalized interest	(774)	(498)
Net interest expense	7,711	6,703
Net income	$22,875	$25,120
Earnings per share:
Basic	$0.48	$0.52
Diluted	0.48	0.52
Weighted average shares outstanding:
Basic	47,969	47,878
Diluted	47,969	47,887
Dividends declared per share of common stock	$0.1725	$0.1675
 See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Unaudited (In thousands, except per share data)

For the nine months ended	September 30, 2016	September 30, 2015
Operating revenue	$458,440	$449,942
Operating expenses:
Operations:
Water production costs	168,833	158,661
Administrative and general	75,037	85,069
Other operations	57,766	51,227
Maintenance	17,542	15,735
Depreciation and amortization	47,772	46,015
Income taxes	19,192	21,008
Property and other taxes	17,439	16,036
Total operating expenses	403,581	393,751
Net operating income	54,859	56,191
Other income and expenses:
Non-regulated revenue	10,589	10,540
Non-regulated expenses	(8,306)	(10,201)
Income tax expense on other income and expenses	(914)	(131)
Net other income	1,369	208
Interest expense:
Interest expense	24,984	21,331
Less: capitalized interest	(2,341)	(1,472)
Net interest expense	22,643	19,859
Net income	$33,585	$36,540
Earnings per share:
Basic	$0.70	$0.76
Diluted	0.70	0.76
Weighted average shares outstanding:
Basic	47,949	47,861
Diluted	47,952	47,877
Dividends declared per share of common stock	$0.5175	$0.5025
 See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

CALIFORNIA WATER SER VICE GROUP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited (In thousands)

For the nine months ended:	September 30, 2016	September 30, 2015
Operating activities:
Net income	$33,585	$36,540
Adjustments to reconcile net income to net cash:
Depreciation and amortization	48,946	47,406
Change in value of life insurance contracts	(915)	758
Changes in operating assets and liabilities:
Receivables and unbilled revenue	(13,352)	(18,412)
Accounts payable	8,940	7,245
Other current assets	(1,743)	(2,428)
Other current liabilities	13,982	11,939
Other changes in noncurrent assets and liabilities	33,749	33,476
Net cash provided by operating activities	123,192	116,524
Investing activities:
Utility plant expenditures	(166,406)	(118,309)
Life insurance proceeds	495	—
Purchase of life insurance contracts	(2,710)	(1,855)
Change in restricted cash	(685)	(241)
Net cash used in investing activities	(169,306)	(120,405)
Financing activities:
Short-term borrowings	105,100	82,500
Repayment of short-term borrowings	(81,615)	(25,000)
Proceeds from long-term debt, net of issuance costs of $177 for 2016, $0 for 2015	49,823	50
Short-term borrowings issuance costs	—	(1,197)
Repayment of long-term debt	(2,865)	(2,878)
Advances and contributions in aid of construction	18,186	10,741
Refunds of advances for construction	(5,194)	(5,050)
Dividends paid	(24,807)	(24,047)
Net cash provided by financing activities	58,628	35,119
Change in cash and cash equivalents	12,514	31,238
Cash and cash equivalents at beginning of period	8,837	19,587
Cash and cash equivalents at end of period	$21,351	$50,825
Supplemental information:
Cash paid for interest (net of amounts capitalized)	$13,889	$13,618
Supplemental disclosure of non-cash activities:
Accrued payables for investments in utility plant	$26,767	$24,856
Utility plant contribution by developers	12,104	5,573
 See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

CALIFORNIA WATER SERVICE GROUP
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2016
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

Basis of Presentation

The unaudited condensed consolidated interim financial information has been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission (SEC) and therefore do not contain all of the information and footnotes required by GAAP and the SEC for annual financial statements. The unaudited condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements for the year ended December 31, 2015, included in its annual report on Form 10-K as filed with the SEC on February 25, 2016.

The preparation of the Company’s unaudited condensed consolidated interim financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the balance sheet dates and the reported amounts of revenues and expenses for the periods presented. These include, but are not limited to, estimates and assumptions used in determining the Company’s regulatory asset and liability balances based upon probability assessments of regulatory recovery, revenues earned but not yet billed, asset retirement obligations, allowance for doubtful accounts, pension and other employee benefit plan liabilities, and income tax-related assets and liabilities.  Actual results could differ from these estimates.

In the opinion of management, the accompanying unaudited condensed consolidated interim financial statements reflect all adjustments, consisting of normal recurring transactions that are necessary to provide a fair presentation of the results for the periods covered. The results for interim periods are not necessarily indicative of the results for any future period.

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

The Company’s regulated water and wastewater revenue requirements are authorized by the Commissions in the states in which they operate. The revenue requirements are intended to provide the Company a reasonable opportunity to recover its operating costs and earn a return on investments.

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

Flat rate customers are billed in advance at the beginning of the service period. The revenue is prorated so that the portion of revenue applicable to the current period is included in that period’s revenue, with the balance recorded as unearned revenue on the balance sheet and recognized as revenue when earned in the subsequent accounting period. The unearned revenue liability was $0.9 million and $1.3 million as of September 30, 2016 and December 31, 2015, respectively. This liability is included in “accrued expenses and other liabilities” on the condensed consolidated balance sheets.

Cash and Cash Equivalents

Cash equivalents include highly liquid investments with maturities of three months or less.  Cash and cash equivalents was $21.4 million and $8.8 million as of September 30, 2016 and December 31, 2015, respectively.  Restricted cash was presented on the condensed consolidated balance sheet in “taxes, prepaid expenses and other assets” and was $1.2 million and $0.5 million as of September 30, 2016 and December 31, 2015, respectively.

Adoption of New Accounting Standards

In April 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which amends the existing guidance relating to the presentation of debt issuance costs. The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The Company adopted this guidance effective January 1, 2016 and applied the requirements retrospectively for all periods presented. The adoption of this guidance did not have a material impact on the Company's condensed consolidated financial statements. The long term debt unamortized debt issuance costs were $4.6 million as of September 30, 2016 and $4.8 million as December 31, 2015. The following table shows the effect of the accounting change to the condensed consolidated balance sheet as of December 31, 2015:

	December 31, 2015
Balance Sheet Classification	As Reported on Form 10-K	Adjusted Balance on Form 10-Q	Decrease from Retrospective Adoption
Other Assets	$52,241	$47,399	$4,842
Long-term debt, less current maturities	512,287	508,002	4,285
Current maturities of long-term debt	6,600	6,043	557

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which amends the existing revenue recognition guidance.  In August 2015, the FASB deferred the effective date of this amendment for public companies by one year to January 1, 2018, with early adoption permitted as of the original effective date of January 1, 2017.  (See ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date.)  The Company expects to adopt the new revenue standard using the modified retrospective method and is currently evaluating the impact of adopting the new revenue standard on its consolidated financial statements and related disclosures.

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

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230) - Classification of Certain Cash Receipts and Cash Payments. This update adds and clarifies guidance on the classification of certain cash receipts and payments in the statement of cash flows. ASU 2016-15 is effective for annual periods beginning after December 15, 2017 and early adoption is permitted. The Company is currently evaluating the impact on its consolidated financial statements and related disclosures.

Note 3. Stock-based Compensation

Equity Incentive Plan

During the nine months ended September 30, 2016 and 2015, the Company granted annual Restricted Stock Awards (RSAs) of 72,317 and 60,997, respectively, to officers and directors of the Company. During those same periods, 13,319 and 15,780 RSAs were canceled, respectively. During the three months ended September 30, 2016 and 2015, no RSAs were granted and 2,719 and 2,560 RSAs were canceled, respectively.  Employee RSAs granted in 2016 and 2015 vest over 36 months.  Director RSAs generally vest at the end of 12 months. During the first nine months of 2016 and 2015, the RSAs granted were valued at $25.17 and $24.29 per share, respectively, based upon the fair market value of the Company’s common stock on the date of grant.

During the nine months ended September 30, 2016 and 2015, the Company granted 43,659 and 38,983 performance-based Restricted Stock Unit Awards (RSUs), respectively, to officers.  During those same periods, the Company issued 28,424 and 0 RSUs, respectively, and no RSUs were canceled. During the three months ended September 30, 2016 and 2015, the Company did not grant, issue or cancel any RSUs.  Each RSU award reflects a target number of shares that may be issued to the award recipient.  The 2016 and 2015 awards may be earned upon the completion of the three year performance period ending on March 1, 2019 and March 3, 2018, respectively. The 2016 and 2015 RSUs are recognized as expense ratably over the 3 year performance period using a fair market value of $25.17 per share and $24.28 per share, respectively, and an estimate of RSUs earned during the performance period. The Company has recorded compensation costs for the RSAs and RSUs in administrative and general operating expenses in the amount of $2.1 million and $2.0 million for the nine months ended September 30, 2016 and September 30, 2015 respectively.

Note 4. Equity

The Company’s changes in total common stockholders’ equity for the nine months ended September 30, 2016 were as follows:

Total Common Stockholders’ Equity
Balance at December 31, 2015	$642,155
Common stock issued	1
Share-based compensation expense	1,078
Common stock dividends declared	(24,807)
Net income	33,585
Balance at September 30, 2016	$652,012

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

There were no shares of Stock Appreciation Rights (SARs) outstanding as of September 30, 2016, and a total of 65,436 shares of SARs were vested and outstanding as of September 30, 2015. All the SARs were dilutive when they were outstanding during the period, as shown in the tables below.

	Three Months Ended September 30
	2016	2015
	(In thousands, except per share data)
Net income available to common stockholders	$22,875	$25,120
Weighted average common shares outstanding, basic	47,969	47,878
Dilutive SARs (treasury method)		9
Weighted average common shares outstanding, dilutive	47,969	47,887
Earnings per share - basic	$0.48	$0.52
Earnings per share - diluted	$0.48	$0.52

	Nine Months Ended September 30
	2016	2015
	(In thousands, except per share data)
Net income available to common stockholders	$33,585	$36,540
Weighted average common shares outstanding, basic	47,949	47,861
Dilutive SARs (treasury method)	3	16
Weighted average common shares outstanding, dilutive	47,952	47,877
Earnings per share - basic	$0.70	$0.76
Earnings per share - diluted	$0.70	$0.76

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

Cash contributions by the Company related to pension plans were $20.6 million and $22.7 million for the nine months ended September 30, 2016 and September 30, 2015, respectively. Cash contributions by the Company related to other postretirement benefit plans were $6.7 million and $7.5 million for the nine months ended September 30, 2016 and September 30, 2015, respectively. The 2016 estimated cash contribution to the pension plans is $28.3 million and to the other postretirement benefit plans is $9.6 million.

The following table lists components of net periodic benefit costs for the pension plans and other postretirement benefits. The data listed under “pension plan” includes the qualified pension plan and the non-qualified supplemental executive retirement plan. The data listed under “other benefits” is for all other postretirement benefits.

	Three Months Ended September 30
	Pension Plan		Other Benefits
	2016	2015	2016	2015
Service cost	$5,594	$4,715	$1,045	$3,043
Interest cost	5,764	5,072	625	2,101
Expected return on plan assets	(5,462)	(4,770)	(1,005)	(908)
Amortization of prior service cost	1,555	1,502	10	12
Recognized net actuarial loss	1,743	2,308	(482)	2,182
Net periodic benefit cost	$9,194	$8,827	$193	$6,430

	Nine Months Ended September 30
	Pension Plan		Other Benefits
	2016	2015	2016	2015
Service cost	$15,728	$15,980	$5,653	$8,044
Interest cost	16,670	15,078	4,225	5,328
Expected return on plan assets	(16,370)	(14,354)	(3,097)	(2,660)
Amortization of prior service cost	4,664	4,506	32	34
Recognized net actuarial loss	4,329	7,108	2,041	5,099
Net periodic benefit cost	$25,021	$28,318	$8,854	$15,845

The actuarially determined decrease in other benefits costs in the third quarter of 2016 as compared to the prior year was $6.2 million and for the nine months ended September 30, 2016 as compared to the prior year was $7.0 million. The cost decrease was mostly due to a reduction in retiree medical claim costs in 2015.

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

The outstanding borrowings on the Company lines of credit were $57.1 million and $33.6 million as of September 30, 2016 and December 31, 2015, respectively. There were no borrowings on the Cal Water lines of credit as September 30, 2016 and December 31, 2015.  The average borrowing rate for borrowings on the Company and Cal Water lines of credit during the nine months ended September 30, 2016 was 1.30% compared to 1.05% for the same period last year.

Note 8. Income Taxes

As of September 30, 2016 and December 31, 2015, the Company had unrecognized tax benefits of approximately $10.4 million and $10.3 million, respectively.  Included in the balance of unrecognized tax benefits as of September 30, 2016 and December 31, 2015 is approximately $2.3 million and $2.1 million, respectively, of tax benefits that, if recognized, would result in an adjustment to the Company’s effective tax rate. The Company does not expect its unrecognized tax benefits to change significantly within the next 12 months.

The Company’s fiscal year 2016 effective tax rate is estimated to be 38%.

Note 9. Regulatory Assets and Liabilities

Regulatory assets and liabilities were comprised of the following as of September 30, 2016 and December 31, 2015:

	September 30, 2016	December 31, 2015
Regulatory Assets
Pension and retiree group health	$205,120	$205,614
Property-related temporary differences (tax benefits flowed through to customers)	81,522	81,522
Other accrued benefits	28,917	27,327
Net WRAM and MCBA long-term accounts receivable	16,626	15,410
Asset retirement obligations, net	15,660	14,682
Interim rates long-term accounts receivable	4,640	5,238
Tank coating	8,594	6,829
Health care balancing account	776	3,503
Other regulatory assets	1,742	1,768
Total Regulatory Assets	$363,597	$361,893

Regulatory Liabilities
Future tax benefits due to customers	$29,505	$29,505
Conservation program	3,574	2,317
Pension balancing account	2,986	792
Net WRAM and MCBA long-term payable	2,260	488
Other regulatory liabilities	3,581	2,162
Total Regulatory Liabilities	$41,906	$35,264

Short-term regulatory assets and liabilities are excluded from the above table. The short-term regulatory assets were $19.8 million as of September 30, 2016 and $35.1 million as of December 31, 2015. The short-term regulatory assets were primarily interim rate memorandum account receivable and net WRAM and MCBA accounts receivable as of September 30, 2016 and December 31, 2015. The short-term portions of regulatory liabilities were $2.8 million as of September 30, 2016 and $2.2 million as of December 31, 2015. The short-term regulatory liabilities were primarily short term net WRAM payables as of September 30, 2016. The short-term regulatory liabilities were primarily short term net WRAM payables and net refund balances to rate payers for the water conservation program from the 2009 General Rate Case (GRC) as of December 31, 2015.

Note 10. Commitment and Contingencies

Commitments

The Company has significant commitments to lease certain office spaces and water systems and to purchase water from water wholesalers. These commitments are described in Form 10-K for the year ended December 31, 2015.  As of September 30, 2016, there were no significant changes from December 31, 2015.

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

Legal Proceedings

From time to time, the Company is involved in various disputes and litigation matters that arise in the ordinary course of business. The status of each significant matter is reviewed and assessed for potential financial exposure. If the potential loss from any claim or legal proceeding is considered probable and the amount of the range of loss can be estimated, a liability is accrued for the estimated loss in accordance with the accounting standards for contingencies. Legal proceedings are subject to uncertainties, and the outcomes are difficult to predict. Because of such uncertainties, accruals are based on the best information available at the time. While the outcome of these disputes and litigation matters cannot be predicted with any certainty, management does not believe when taking into account existing reserves the ultimate resolution of these matters will materially affect the Company’s financial position, results of operations, or cash flows.  As of September 30, 2016 and December 31, 2015, the Company recognized a liability of $4.1 million and $3.5 million, respectively, for known legal matters. The cost of litigation is expensed as incurred and any settlement is first offset against such costs. Any settlement in excess of the cost to litigate is accounted for on a case by case basis, dependent on the nature of the settlement.

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

As part of the settlement, Cal Water will replace 2,000 feet of 18-inch cast iron water main with new ductile iron main along Polhemus Road and Polhemus Creek in San Mateo. Cal Water will also conduct a streambed restoration project in San Mateo Creek to improve conditions in the creek for native fish. This work will be performed in coordination with the California Department of Fish and Wildlife. In addition to investing in these improvement projects and as required by the settlement Cal Water paid $0.5 million to the Water Control Board and $0.02 million to Fish and Wildlife during the third quarter of 2016.

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

Advances for construction fair values were estimated using broker quotes from companies that frequently purchase these investments.

	September 30, 2016
		Fair Value
	Cost	Level 1	Level 2	Level 3	Total
Long-term debt, including current maturities	$561,666	—	$679,712	—	$679,712
Advances for construction	182,001	—	74,440	—	74,440
Total	$743,667	$—	$754,152	$—	$754,152

	December 31, 2015
		Fair Value
	Cost	Level 1	Level 2	Level 3	Total
Long-term debt, including current maturities	$514,045	$—	$600,440	$—	$600,440
Advances for construction	180,172	—	72,866	—	72,866
Total	$694,217	—	$673,306	$—	$673,306

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

The following tables present the condensed consolidating balance sheets as of September 30, 2016 and December 31, 2015, the condensed consolidating statements of income for the three months ended September 30, 2016 and 2015, condensed consolidating statements of income for the nine months ended September 30, 2016 and 2015, and the condensed consolidating statements of cash flows for the nine months ended September 30, 2016 and 2015 of (i) California Water Service Group, the guarantor of the First Mortgage Bonds and the parent company; (ii) California Water Service Company, the issuer of the First Mortgage Bonds and a 100% owned consolidated subsidiary of California Water Service Group; and (iii) the other 100% owned non-guarantor consolidated subsidiaries of California Water Service Group. No other subsidiary of the Company guarantees the securities. The condensed consolidating balance sheet as of December 31, 2015 reflects the retrospective adoption of ASU 2015-03 (refer to Note 2. Summary of Significant Accounting Policies for more details).

CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATING BALANCE SHEET
As of September 30, 2016
(In thousands)

	Parent Company	Cal Water	All Other Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS
Utility plant:
Utility plant	$1,317	$2,471,314	$202,200	$(7,196)	$2,667,635
Less accumulated depreciation and amortization	(776)	(799,057)	(51,946)	1,895	(849,884)
Net utility plant	541	1,672,257	150,254	(5,301)	1,817,751
Current assets:
Cash and cash equivalents	1,987	13,928	5,436	—	21,351
Receivables and unbilled revenue	—	107,535	5,578	—	113,113
Receivables from affiliates	23,313	300	246	(23,859)	—
Other current assets	179	15,449	1,035	—	16,663
Total current assets	25,479	137,212	12,295	(23,859)	151,127
Other assets:
Regulatory assets	—	359,926	3,671	—	363,597
Investments in affiliates	659,828	—	—	(659,828)	—
Long-term affiliate notes receivable	24,206	—	—	(24,206)	—
Other assets	1,103	49,482	3,188	(205)	53,568
Total other assets	685,137	409,408	6,859	(684,239)	417,165
TOTAL ASSETS	$711,157	$2,218,877	$169,408	$(713,399)	$2,386,043
CAPITALIZATION AND LIABILITIES
Capitalization:
Common stockholders’ equity	$652,012	$588,183	$76,970	$(665,153)	$652,012
Affiliate long-term debt	—	—	24,206	(24,206)	—
Long-term debt, less current maturities	—	554,748	788	—	555,536
Total capitalization	652,012	1,142,931	101,964	(689,359)	1,207,548
Current liabilities:
Current maturities of long-term debt	—	5,661	469	—	6,130
Short-term borrowings	57,100	—	—	—	57,100
Payables to affiliates	—	2,034	21,825	(23,859)	—
Accounts payable	—	81,161	2,891	—	84,052
Accrued expenses and other liabilities	2,045	58,141	(3,540)	53	56,699
Total current liabilities	59,145	146,997	21,645	(23,806)	203,981
Unamortized investment tax credits	—	1,872	—	—	1,872
Deferred income taxes	—	275,596	7,613	(236)	282,973
Pension and postretirement benefits other than pensions	—	237,341	—	—	237,341
Regulatory liabilities and other	—	87,633	3,081	—	90,714
Advances for construction	—	181,454	547	—	182,001
Contributions in aid of construction	—	145,053	34,560	—	179,613
TOTAL CAPITALIZATION AND LIABILITIES	$711,157	$2,218,877	$169,410	$(713,401)	$2,386,043

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

CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATING STATEMENT OF INCOME
For the three months ended September 30, 2016
(In thousands)

	Parent Company	Cal Water	All Other Subsidiaries	Consolidating Adjustments	Consolidated
Operating revenue	$—	$173,223	$11,045	$—	$184,268
Operating expenses:
Operations:
Water production costs	—	68,045	2,130	—	70,175
Administrative and general	—	21,679	2,165	—	23,844
Other operations	—	18,037	1,692	(168)	19,561
Maintenance	—	5,322	223	—	5,545
Depreciation and amortization	57	14,777	1,074	(24)	15,884
Income tax (benefit) expense	(105)	12,165	920	267	13,247
Property and other taxes	—	5,182	775	—	5,957
Total operating (income) expenses	(48)	145,207	8,979	75	154,213
Net operating income	48	28,016	2,066	(75)	30,055
Other income and expenses:
Non-regulated revenue	464	3,024	541	(632)	3,397
Non-regulated expenses	—	(2,170)	(347)	—	(2,517)
Income tax expense on other income and expenses	(189)	(345)	(73)	258	(349)
Total other income	275	509	121	(374)	531
Interest:
Interest expense	201	8,259	488	(463)	8,485
Less: capitalized interest	—	(759)	(15)	—	(774)
Net interest expense	201	7,500	473	(463)	7,711
Equity earnings of subsidiaries	22,753	—	—	(22,753)	—
Net income	$22,875	$21,025	$1,714	$(22,739)	$22,875

CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATING STATEMENT OF INCOME
For the three months ended September 30, 2015
(In thousands)

	Parent Company	Cal Water	All Other Subsidiaries	Consolidating Adjustments	Consolidated
Operating revenue	$—	$172,425	$11,118	$—	$183,543
Operating expenses:
Operations:
Water production costs	—	58,173	2,264	—	60,437
Administrative and general	—	27,620	3,117	—	30,737
Other operations	—	16,329	1,668	(125)	17,872
Maintenance	—	5,722	230	—	5,952
Depreciation and amortization	57	14,231	1,079	(25)	15,342
Income tax (benefit) expense	(107)	14,638	508	254	15,293
Property and other taxes	—	4,910	799	—	5,709
Total operating (income) expenses	(50)	141,623	9,665	104	151,342
Net operating income	50	30,802	1,453	(104)	32,201
Other income and expenses:
Non-regulated revenue	444	3,489	451	(570)	3,814
Non-regulated expenses, net	—	(4,058)	(396)	—	(4,454)
Income tax (expense) benefit on other income and expenses	(181)	232	(33)	244	262
Total other income (loss)	263	(337)	22	(326)	(378)
Interest:
Interest expense	205	6,969	472	(445)	7,201
Less: capitalized interest	—	(488)	(10)	—	(498)
Net interest expense	205	6,481	462	(445)	6,703
Equity earnings of subsidiaries	25,012	—	—	(25,012)	—
Net income	$25,120	$23,984	$1,013	$(24,997)	$25,120

CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATING STATEMENT OF INCOME
For the nine months ended September 30, 2016
(In thousands)

	Parent Company	Cal Water	All Other Subsidiaries	Consolidating Adjustments	Consolidated
Operating revenue	$—	$428,592	$29,848	$—	$458,440
Operating expenses:
Operations:
Water production costs	—	162,933	5,900	—	168,833
Administrative and general	—	67,289	7,748	—	75,037
Other operations	—	53,128	5,016	(378)	57,766
Maintenance	—	16,854	688	—	17,542
Depreciation and amortization	171	44,427	3,246	(72)	47,772
Income tax (benefit) expense	(292)	17,356	1,366	762	19,192
Property and other taxes	—	15,241	2,198	—	17,439
Total operating (income) expenses	(121)	377,228	26,162	312	403,581
Net operating income	121	51,364	3,686	(312)	54,859
Other income and expenses:
Non-regulated revenue	1,390	9,659	1,338	(1,798)	10,589
Non-regulated expenses	—	(7,422)	(884)	—	(8,306)
Income tax expense on other income and expenses	(566)	(909)	(172)	733	(914)
Net other income	824	1,328	282	(1,065)	1,369
Interest:
Interest expense	547	24,421	1,435	(1,419)	24,984
Less: capitalized interest	—	(2,293)	(48)	—	(2,341)
Net interest expense	547	22,128	1,387	(1,419)	22,643
Equity earnings of subsidiaries	33,187	—	—	(33,187)	—
Net income	$33,585	$30,564	$2,581	$(33,145)	$33,585

CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATING STATEMENT OF INCOME
For the nine months ended September 30, 2015
(In thousands)

	Parent Company	Cal Water	All Other Subsidiaries	Consolidating Adjustments	Consolidated
Operating revenue	$—	$422,372	$27,570	$—	$449,942
Operating expenses:
Operations:
Water production costs	—	152,593	6,068	—	158,661
Administrative and general	—	76,271	8,798	—	85,069
Other operations	—	46,632	4,973	(378)	51,227
Maintenance	—	15,148	587	—	15,735
Depreciation and amortization	171	42,659	3,261	(76)	46,015
Income tax (benefit) expense	(294)	20,454	92	756	21,008
Property and other taxes	—	13,964	2,072	—	16,036
Total operating (income) expenses	(123)	367,721	25,851	302	393,751
Net operating income	123	54,651	1,719	(302)	56,191
Other income and expenses:
Non-regulated revenue	1,353	9,674	1,241	(1,728)	10,540
Non-regulated expenses, net	—	(9,283)	(918)	—	(10,201)
Income tax expense on other income and expenses	(549)	(159)	(148)	725	(131)
Total other income	804	232	175	(1,003)	208
Interest:
Interest expense	555	20,751	1,375	(1,350)	21,331
Less: capitalized interest	—	(1,438)	(34)	—	(1,472)
Net interest expense	555	19,313	1,341	(1,350)	19,859
Equity earnings of subsidiaries	36,168	—	—	(36,168)	—
Net income	$36,540	$35,570	$553	$(36,123)	$36,540

CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the nine months ended September 30, 2016
(In thousands)

	Parent Company	Cal Water	All Other Subsidiaries	Consolidating Adjustments	Consolidated
Operating activities:
Net income	$33,585	$30,564	$2,581	$(33,145)	$33,585
Adjustments to reconcile net income to net cash provided by operating activities:
Equity earnings of subsidiaries	(33,187)	—	—	33,187	—
Dividends received from affiliates	24,807	—	—	(24,807)	—
Depreciation and amortization	171	45,466	3,381	(72)	48,946
Changes in value of life insurance contracts	—	(915)	—	—	(915)
Changes in operating assets and liabilities	1,844	12,552	(6,623)	54	7,827
Other changes in noncurrent assets and liabilities	(250)	24,726	9,297	(24)	33,749
Net cash provided by operating activities	26,970	112,393	8,636	(24,807)	123,192
Investing activities:
Utility plant expenditures	—	(163,179)	(3,227)	—	(166,406)
Changes in affiliate advances	(957)	4,419	(319)	(3,143)	—
Reduction of affiliate short-term borrowings	2,000	42,100	—	(44,100)	—
Issuance of affiliate short-term borrowings	(4,615)	(20,600)	—	25,215	—
Reduction of affiliates long-term debt	829	—	—	(829)	—
Life insurance proceeds	—	495	—	—	495
Purchase of life insurance contracts	—	(2,710)	—	—	(2,710)
Changes in restricted cash	—	(685)	—	—	(685)
Net cash used in investing activities	(2,743)	(140,160)	(3,546)	(22,857)	(169,306)
Financing Activities:
Short-term borrowings	44,100	61,000	—	—	105,100
Repayment of short-term borrowings	(20,615)	(61,000)	—	—	(81,615)
Changes in affiliate advances	—	1,367	(4,510)	3,143	—
Proceeds from affiliate short-term borrowings	20,600	—	4,615	(25,215)	—
Repayment of affiliate short-term borrowings	(42,100)	—	(2,000)	44,100	—
Repayment of affiliates long-term borrowings	—	—	(829)	829	—
Proceeds from long-term debt, net of issuance costs	—	49,823	—	—	49,823
Repayment of long-term debt	—	(2,516)	(349)	—	(2,865)
Advances and contributions in aid of construction	—	18,096	90	—	18,186
Refunds of advances for construction	—	(5,172)	(22)	—	(5,194)
Dividends paid to non-affiliates	—	(24,173)	(634)	—	(24,807)
Dividends paid to affiliates	(24,807)	—	—	24,807	—
Net cash (used in) provided by financing activities	(22,822)	37,425	(3,639)	47,664	58,628
Change in cash and cash equivalents	1,405	9,658	1,451	—	12,514
Cash and cash equivalents at beginning of period	582	4,270	3,985	—	8,837
Cash and cash equivalents at end of period	$1,987	$13,928	$5,436	$—	$21,351

CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the nine months ended September 30, 2015
(In thousands)

	Parent Company	Cal Water	All Other Subsidiaries	Consolidating Adjustments	Consolidated
Operating activities:
Net income	$36,540	$35,570	$553	$(36,123)	$36,540
Adjustments to reconcile net income to net cash provided by operating activities:
Equity earnings of subsidiaries	(36,168)	—	—	36,168	—
Dividends received from affiliates	24,047	—	—	(24,047)	—
Depreciation and amortization	171	43,768	3,543	(76)	47,406
Change in value of life insurance contracts	—	758	—	—	758
Changes in operating assets and liabilities	(910)	(9,088)	8,436	(94)	(1,656)
Other changes in noncurrent assets and liabilities	3,030	35,324	(5,003)	125	33,476
Net cash provided by operating activities	26,710	106,332	7,529	(24,047)	116,524
Investing activities:
Utility plant expenditures	—	(114,325)	(3,984)	—	(118,309)
Investment in affiliates	(1,000)	—	—	1,000	—
Changes in affiliate advances	(3,116)	2,918	(82)	280	—
Proceeds from affiliates long-term debt	767	—	—	(767)	—
Purchase of life insurance contracts	—	(1,855)	—	—	(1,855)
Changes in restricted cash	—	(241)	—	—	(241)
Net cash (used in) investing activities	(3,349)	(113,503)	(4,066)	513	(120,405)
Financing Activities:
Short-term borrowings	2,500	80,000	—	—	82,500
Repayment of short-term borrowings	—	(25,000)	—	—	(25,000)
Debt issuance costs	(399)	(798)	—	—	(1,197)
Investment from affiliates	—	—	1,000	(1,000)	—
Changes in affiliate advances	—	2,965	(2,685)	(280)	—
Repayment of affiliates long-term borrowings	—	—	(767)	767	—
Proceeds from long-term debt	—	—	50	—	50
Repayment of long-term debt	—	(2,480)	(398)	—	(2,878)
Advances and contributions in aid of construction	—	10,682	59	—	10,741
Refunds of advances for construction	—	(5,014)	(36)	—	(5,050)
Dividends paid to non-affiliates	(24,047)	—	—	—	(24,047)
Dividends paid to affiliates	—	(23,754)	(293)	24,047	—
Net cash (used in) provided by financing activities	(21,946)	36,601	(3,070)	23,534	35,119
Change in cash and cash equivalents	1,415	29,430	393	—	31,238
Cash and cash equivalents at beginning of period	4,108	13,929	1,550	—	19,587
Cash and cash equivalents at end of period	$5,523	$43,359	$1,943	$—	$50,825

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

Factors which may cause actual results to be different than those expected or anticipated include, but are not limited to:

•	governmental and regulatory commissions’ decisions, including decisions on proper disposition of property;

•	consequences of eminent domain actions relation to our water systems;

•	changes in regulatory commissions’ policies and procedures;

•	the timeliness of regulatory commissions’ actions concerning rate relief;

•	inability to renew leases to operate city water systems on beneficial terms;

•	changes in California State Water Resources Control Board water quality standards;

•	changes in environmental compliance and water quality requirements;

•	electric power interruptions;

•	civil disturbances or terrorist threats or acts, or apprehension about the possible future occurrences of acts of this type;

•	labor relations matters as we negotiate with the unions;

•	restrictive covenants in or changes to the credit ratings on current or future debt that could increase financing costs or affect the ability to borrow, make payments on debt, or pay dividends;

•	changes in customer water use patterns and the effects of conservation;

•	the impact of weather and climate on water sales and operating results;

•	the unknown impact of contagious diseases, such as Zika, avian flu, H1N1 flu and severe acute respiratory syndrome, on the Company’s operations;

•	the risks set forth in “Risk Factors” included in the Company's annual report on 2015 Form 10-K.

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

For the nine month period ended September 30, 2016, there were no changes in the methodology for computing critical accounting estimates, no additional accounting estimates met the standards for critical accounting policies, and there were no material changes to the important assumptions underlying the critical accounting estimates.

RESULTS OF THIRD QUARTER 2016 OPERATIONS
COMPARED TO THIRD QUARTER 2015 OPERATIONS
Dollar amounts in thousands unless otherwise stated

Overview

Net income for the three month period ended September 30, 2016, was $22.9 million or $0.48 per diluted common share compared to net income of $25.1 million or $0.52 per diluted common share for the three month period ended September 30, 2015, a decrease of $2.2 million. The decrease in net income was primarily attributed to a write-off of $3.2 million of capital costs that are not expected to be recovered as part of the California GRC settlement the Company filed on September 2, 2016, a decrease in accrued unbilled revenue, an increase in depreciation and amortization and an increase in net interest expenses which were partially offset by decreases in uninsured loss and maintenance expenses. The change in accrued unbilled revenue resulted mostly from customer bill rate changes. This change in accrued unbilled revenue is not included in the WRAM until it is billed. The WRAM account records changes in billed revenue. Accrued unbilled revenue is seasonal and the pattern of accrued unbilled revenue changes can fluctuate on a year-to-year basis.

Operating Revenue

Operating revenue increased $0.7 million to $184.3 million in the third quarter of 2016 as compared to the third quarter of 2015. The factors that impacted the operating revenue for the third quarter of 2016 as compared to 2015 are as follows:

Net change due to rate changes, usage, and other (1)	$5,296
MCBA Revenue (2)	2,327
Other balancing account revenue (3)	(5,197)
Deferral of revenue (4)	(1,701)
Net operating revenue increase	$725

1.
The net change due to rate changes, usage, and other in the above table was mainly driven by rate increases (see table below for components of rate increases) offset by a $5.1 million decrease in accrued unbilled revenue.

2.
The MCBA revenue increase in the above table resulted from an increase in customer consumption in the third quarter of 2016 as compared to the third quarter of 2015. As required by the MCBA mechanism, the increase in water production costs in California also increased operating revenue for the same amount.

3.
The other balancing account revenue in the above table consists of the pension, conservation and health care balancing account revenues. Pension and conservation balancing account revenues are the differences between actual expenses and adopted rate recovery. Health care balancing account revenue is 85% of the difference between actual health care expenses and adopted rate recovery. The decrease in revenue was due to a decrease in actual health care expenses as compared to the third quarter of 2015.

4.
The deferral of revenue in the table above consists of amounts that are expected to be collected from customers beyond 24 months following the end of the accounting period in which these revenues were recorded. The deferral increased in the third quarter of 2016 as compared to the third quarter of 2015 due to an increase in the balancing account revenue expected to be collect beyond 24 months.

There were rate increases during the third quarter of 2016 that increased Service, Other, and WRAM revenue. The components of the rate increases are as follows:

Purchased water offset increases	$6,160
Escalation rate increases	1,929
Ratebase offset increases	63
General rate case	165
Total increase in rates	$8,317

Total Operating Expenses

Total operating expenses increased $2.9 million, or 1.9%, to $154.2 million in the third quarter of 2016, as compared to $151.3 million in the third quarter of 2015.

Water production costs consists of purchased water, purchased power, and pump taxes. It represents the largest component of total operating expenses, accounting for approximately 46.1% of total operating expenses in the third quarter of 2016, as compared to 39.9% of total operating expenses in the third quarter of 2015.  Water production costs increased 16.1% as compared to the same period last year mainly due to a blended 7.7% increase in purchased water wholesaler rates and a 10.3% increase in purchased water production.

Sources of water as a percent of total water production are listed in the following table:

	Three Months Ended September 30
	2016	2015
Well production	48%	50%
Purchased	48%	47%
Surface	4%	3%
Total	100%	100%

The components of water production costs are shown in the table below:

	Three Months Ended September 30
	2016	2015	Change
Purchased water	$58,075	$48,998	$9,077
Purchased power	9,255	8,958	297
Pump taxes	2,845	2,481	364
Total	$70,175	$60,437	$9,738

Administrative and general and other operations expenses decreased $5.2 million, or 10.7%, to $43.4 million in the third quarter of 2016, as compared to $48.6 million in the third quarter of 2015.  The decrease was due primarily to decreases in employee pension benefits of $4.8 million, uninsured loss expenses of $1.4 million, California drought program incremental costs of $1.0 million, water conservation program costs of $0.2 million, and the deferral of $1.4 million of costs associated with the deferral of balancing account revenue of $1.7 million which was partially offset by the write-off of $3.2 million of capital costs that are not expected to be recovered as part of the California GRC. The write-off of capital costs were for engineering design costs for a cancelled Cal Water and City of Bakersfield water treatment plant project, previously recorded as property held for future use. Water conservation program costs are affected by seasonal patterns and are dependent on customer demand for our programs. Changes in employee pension and other postretirement benefit costs, water conservation program costs, and employee health care costs for regulated California operations do not affect earnings, because the Company is allowed by the CPUC to track these costs in balancing accounts for future recovery, which creates a corresponding change to operating revenue.  At September 30, 2016, there were 1,157 employees and at September 30, 2015, there were 1,163 employees.

Maintenance expense decreased $0.5 million, or 6.8%, to $5.5 million in the third quarter of 2016, as compared to $6.0 million in the third quarter of 2015, mostly due to decreases in transmission and distribution mains repairs.

Depreciation and amortization expense increased $0.6 million, or 3.5%, to $15.9 million in the third quarter of 2016, as compared to $15.3 million in the third quarter of 2015, due to 2015 capital additions.

Income taxes decreased $2.1 million, or 13.4%, to $13.2 million in the third quarter of 2016, as compared to $15.3 million in the third quarter of 2015. The decrease was mainly due to a $5.2 million decrease in pre-tax operating income in the third quarter of 2016 as compared to the third quarter of 2015.

Property and other taxes increased $0.3 million, or 4.3%, to $6.0 million in the third quarter of 2016, as compared to $5.7 million in the third quarter of 2015, mostly due to an increase in assessed property values in 2015.

Other Income and Expenses

Net other income increased $0.9 million to $0.5 million in the third quarter of 2016, as compared to a net loss of $0.4 million in the third quarter of 2015, principally due to $1.3 million of an unrealized gain on our benefit plan insurance investments.

Interest Expense

Net interest expense increased $1.0 million, or 15.0%, to $7.7 million in the third quarter of 2016, as compared to $6.7 million in the third quarter of 2015.  The increase was due primarily to the sale of $150.0 million of First Mortgage Bonds during the first quarter of 2016 and the fourth quarter of 2015.

RESULTS OF THE NINE MONTHS ENDED SEPTEMBER 30, 2016 OPERATIONS
COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2015 OPERATIONS
Dollar amounts in thousands unless otherwise stated

Overview

Net income for the nine months ended September 30, 2016, was $33.6 million or $0.70 per diluted common share compared to a net income of $36.5 million or $0.76 per diluted common share for the nine months ended September 30, 2015, a decrease of $2.9 million. The decrease in net income was primarily attributed to a write-off of $3.2 million of capital costs that are not expected to be recovered as part of the California GRC settlement the Company filed on September 2, 2016 and increases in maintenance, drought-related costs, depreciation and amortization, and net interest expenses, which were partially offset by an increase in accrued unbilled revenue and a decrease in uninsured loss expenses. The change in accrued unbilled revenue resulted from more unbilled days at the end of the quarter. This increase in accrued unbilled revenue is not included in the WRAM until it is billed. The WRAM account records changes in billed revenue. Accrued unbilled revenue is seasonal and the pattern of accrued unbilled revenue changes can fluctuate on a year-to-year basis.

Operating Revenue

Operating revenue increased $8.5 million or 1.9% to $458.4 million in the first nine months of 2016 as compared to the first nine months of 2015.  The factors that impacted the operating revenue for the first nine months of 2016 as compared to 2015 are as follows:

Net change due to rate changes, usage, and other (1)	$30,399
MCBA Revenue (2)	(11,964)
Other balancing account revenue (3)	(9,662)
Deferral of revenue (4)	(275)
Net operating revenue increase	$8,498

1.
The net change due to rate changes, usage, and other in the above table was mainly driven rate increases (see table below for components of rate increases) and a $3.0 million increase in accrued unbilled revenue.

2.
The MCBA revenue decrease in the above table resulted from a reduction in customer consumption in California caused by drought conditions. As required by the MCBA mechanism, the reduction to water production costs relative to adopted costs in California also reduced operating revenue in the same amount.

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

4.
The deferral of revenue in the table above consists of amounts that are expected to be collected from customers beyond 24 months following the end of the accounting period in which these revenues were recorded. The deferral increased due to an increase in the balancing account revenue expected to be collect beyond 24 months.

There were rate increases during the nine months ended September 30, 2016 that increased Service, Other, and WRAM revenue. The components of the rate increases are as follows:

Purchased water offset increases	$19,133
Escalation rate increases	3,684
Ratebase offset increases	1,381
General rate case	399
Total increase in rates	$24,597

Total Operating Expenses

Total operating expenses increased $9.8 million, or 2.5%, to $403.6 million in the first nine months of 2016, as compared to $393.8 million in the first nine months of 2015.

Water production costs consists of purchased water, purchased power, and pump taxes. It represents the largest component of total operating expenses, accounting for approximately 42.0% of total operating expenses in the first nine months of 2016, as compared to 40.3% of total operating expenses in the first nine months of 2015.  Water production costs increased 6.4% as compared to the same period last year mainly due to an increase of 1.8% in purchased water production and a blended 7.5% increase in purchased water wholesaler rates.

Sources of water as a percent of total water production are listed in the following table:

	Nine Months Ended September 30
	2016	2015
Well production	48%	49%
Purchased	48%	48%
Surface	4%	3%
Total	100%	100%

The components of water production costs are shown in the table below:

	Nine Months Ended September 30
	2016	2015	Change
Purchased water	$139,514	$128,029	$11,485
Purchased power	21,123	21,824	(701)
Pump taxes	8,196	8,808	(612)
Total	$168,833	$158,661	$10,172

Administrative and general and other operations expenses decreased $3.5 million, or 2.6%, to $132.8 million in the first nine months of 2016, as compared to $136.3 million in the first nine months of 2015.  The decrease was due primarily to a decrease in employee pension benefits of $9.3 million, and uninsured loss expenses of $1.6 million which were partially offset by a write-off of $3.2 million of capital costs that are not expected to be recovered as part of the California GRC, increases in employee wages of $1.7 million, California drought program incremental expenses of $1.2 million, conservation program expenses of $0.6 million, and allowance for bad debts of $0.5 million. The write-off of capital costs were for engineering design costs for a cancelled Cal Water and City of Bakersfield water treatment plant project, previously recorded as property held for future use. Changes in employee pension and other postretirement benefit costs, water conservation program costs, and employee health care costs for regulated California operations do not affect earnings, because the Company is allowed by the CPUC to track these costs in balancing accounts for future recovery, which create corresponding changes to operating revenue.

Maintenance expense increased $1.8 million, or 11.5%, to $17.5 million in the first nine months of 2016, as compared to $15.7 million in the first nine months of 2015, mostly due to increases in transmission and distribution mains, pumping equipment, wells, and tank repair costs.

Depreciation and amortization expense increased $1.8 million, or 3.8%, to $47.8 million in the first nine months of 2016, as compared to $46.0 million in the first nine months of 2015, mostly due to 2015 utility plant additions.

Income taxes decreased $1.8 million, or 8.6%, to $19.2 million in the first nine months of 2016, as compared to $21.0 million in the first nine months of 2015. The decrease was due primarily to a $5.9 million decrease to pre-tax operating income in the first nine months of 2016 as compared to the first nine months of 2015 and a $0.6 million tax benefit in 2015.  The Company’s estimated effective tax rate for fiscal year 2016 is 38%.

Property and other taxes increased $1.4 million, or 8.7%, to $17.4 million during the first nine months of 2016, as compared to $16.0 million in the first nine months of 2015, due primarily to an increase in assessed property values in 2015.

Other Income and Expenses

Net other income increased $1.2 million to $1.4 million in the first nine months of 2016, as compared to the first nine months of 2015, due primarily to $1.7 million of an unrealized gain on our benefit plan insurance investments.

Interest Expense

Net interest expense increased $2.7 million, or 14.0%, to $22.6 million in the first nine months of 2016, as compared to $19.9 million in the first nine months of 2015. The increase was due primarily to the sale of $150.0 million of First Mortgage Bonds during the first quarter of 2016 and the fourth quarter of 2015.

REGULATORY MATTERS

2016 California Regulatory Activity

California GRC filing

On September 2, 2016, Cal Water entered into a settlement agreement with the CPUC's Office of Ratepayer Advocates (ORA) and other parties to its 2015 GRC. The Commission may or may not approve the settlement agreement as proposed by the parties.

If the settlement agreement is approved as proposed, Cal Water would be authorized to invest $658.8 million in districts throughout California over the three-year period from January 1, 2016 through December 31, 2018 in order to provide a safe and reliable water supply to its customers. Included in the $658.8 million in water system infrastructure improvements is $197.3 million that would be recovered through the Commission’s advice letter procedure upon completion of qualified projects. Under the terms of the settlement, the Company would be authorized to increase revenue by approximately $45.0 million in 2017, $17.2 million in 2018, $16.3 million in 2019, and up to $30.0 million upon completion and approval of the Company’s advice letter projects. The GRC is being processed according to the adopted schedule which would allow for a decision at the end of 2016. Any rate change as a result of this filing is expected to be effective on January 1, 2017.

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

California Drought Memorandum Account

On July 15, 2016, Cal Water filed an advice letter to recover $4.2 million of incremental drought expenses associated with calendar years 2014 and 2015. During the third quarter of 2016, Cal Water discussed the request with interested parties, including the ORA. A revised advice letter was filed on October 12, 2016 by Cal Water to recover $2.9 million in incremental costs related to 2014 and 2015 expenses, which will be recoverable to the extent approved by the CPUC. Cal Water also filed an advice letter on July 15, 2016 to request the elimination of the drought surcharges beginning on July 29, 2016. The advice letter was effective July 29, 2016.

As of September 30, 2016, total incremental costs tracked in the drought memorandum account since inception were $10.4 million, of which $1.5 million was spent on capital. The incremental costs tracked in the drought memorandum account for the three and nine month periods ended September 30, 2016 and 2015 are shown in the tables below:

	Three Months Ended September 30
	2016	2015	Change
Incremental expenses	$767	$1,780	$(1,013)
Incremental capital	19	263	(244)
Total	$786	$2,043	$(1,257)

	Nine Months Ended September 30
	2016	2015	Change
Incremental expenses	$3,981	$2,735	$1,246
Incremental capital	653	439	214
Total	$4,634	$3,174	$1,460

In addition, all monies collected by Cal Water through drought surcharges for exceeding water budgets are recorded in the appropriate WRAM account and used to offset under-collected revenues. Customer drought surcharges were $63.0 million and waste-of-water penalties were less than $0.1 million for the period from July 1, 2015 to September 30, 2016. During the third quarter of 2016, customer drought surcharges were $4.0 million and waste-of-water penalties were less than $0.1 million. For the nine months ended September 30, 2016, customer drought surcharges were $26.1 million and waste-of-water penalties were less than $0.1 million. For the nine months and three months ended September 30, 2015, customer drought surcharges were $23.6 million and waste-of-water penalties were less than $0.1 million.

Federal Income Tax Bonus Depreciation

In 2011, Cal Water filed for and received approval to track the benefits from federal income tax accelerated depreciation in a memorandum account due to the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010. Additional federal income tax accelerated depreciation deductions for assets placed in service were $8.9 million, $14.4 million, and $34.0 million in 2013, 2012, and 2011, respectively. The memorandum account may result in a surcredit because of the impact to Cal Water’s revenue requirement for changes to working cash estimates, reductions to federal income tax qualified U.S. production activities deductions (QPAD), and changes to contributions-in-aid-of-construction. In 2016, Cal Water worked with the ORA and incorporated a surcredit amount of $0.7 million into the settlement agreement for its 2015 GRC.

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

In June 2016, Cal Water filed advice letters to offset increased purchased water and pump taxes in 7 of its regulated districts, totaling $13.9 million. The new rates became effective in the third quarter of 2016.

Ratebase Offset filings

For construction projects that are authorized in GRCs as advice letter projects, companies are allowed to file ratebase offsets to increase revenues after the plant is placed into service. In June 2016, Cal Water filed $0.2 million of annual revenue increase for a ratebase offset in one of its regulated districts. The new rates became effective on August 1, 2016.

Travis Air Force Base

Cal Water has entered into a 50-year agreement with the U.S. Department of Defense to acquire the water distribution assets of, and to provide water utility service to, the Travis Air Force Base beginning in 2018, subject to CPUC approval.

The water system utilizes surface water treated at a water treatment plant and groundwater from five wells, and includes distribution piping, storage tanks, hydrants, and other appurtenances to serve about 15,280 active and reserve personnel and civilians on the 6,400-acre base. Cal Water will also make initial capital improvements of about $12.7 million, with an anticipated capital investment of about $52.0 million over the 50-year term of the utility service contract.

2016 Regulatory Activity—Other States

2015 Ka'anapali (Hawaii) GRC Filing

In December 2015, Hawaii water filed a GRC for its Ka’anapali water system requesting an additional $1.7 million in revenues on an annual basis. The application requested recovery for approximately $3.0 million in capital investments in the system since 2012. During the second quarter of 2016, we achieved a full settlement with all interveners in the amount of $1.1 million. On September 12, 2016, the Hawaii Public Utilities Commission (HPUC) authorized the rate increase.

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

2012 Waikoloa (Hawaii) GRC Filings

In August 2012, Hawaii Water filed GRCs for the Waikoloa Village Water, Waikoloa Village Wastewater, and Waikoloa Resort Utilities requesting $6.3 million in additional annual revenues. The GRCs were processed on separate schedules. Hawaii Water and the Consumer Advocate reached settlements on the rate filings for Waikoloa Village Water, Waikoloa Village Wastewater, and Waikoloa Resort Utilities. On June 22, 2015, the HPUC approved a rate increase for the Waikoloa Village Wastewater rate case authorizing annual revenue increase of $0.7 million phased in over two years. The new rates for the first phase were effective in August 2015 and the second phase became effective in August 2016.

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

LIQUIDITY

Cash flow from Operations

Cash flow from operations for the first nine months of 2016 was $123.2 million compared to $116.5 million for the same period in 2015. Cash generated by operations varies during the year due to customer billings, timing of contributions to our benefit plans, and timing of estimated tax payments.

During the first nine months of 2016 we made contributions of $20.6 million to our employee pension plan compared to contributions of $22.7 million made during the first nine months of 2015.  During the first nine months of 2016 we made contributions of $6.7 million to the other postretirement benefit plans compared to contributions of $7.5 million during the first nine months of 2015. The 2016 estimated cash contribution to the pension plans is $28.3 million and to the other postretirement benefit plans is $9.6 million.

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

Investing Activities

During the first nine months of 2016 and 2015, we used $166.4 million and $118.3 million, respectively, of cash for utility plant expenditures. The 2016 budget estimates utility plant expenditures to be between $180.0 and $210.0 million.  Annual expenditures fluctuate each year due to the availability of construction resources and our ability to obtain construction permits in a timely manner.

Financing Activities

Net cash provided by financing activities was $58.6 million during the first nine months of 2016 compared to $35.1 million for the same period in 2015.

During the first nine months of 2016 and 2015, we borrowed $105.1 million and $82.5 million, respectively, on our unsecured revolving credit facilities. Repayments of unsecured revolving credit facilities borrowings during the first nine months of 2016 were $81.6 million and $25.0 million for the same period in 2015.

The undercollected net WRAM and MCBA receivable balances were $30.5 million and $42.5 million as of September 30, 2016 and September 30, 2015, respectively. The undercollected balances were primarily financed by Cal Water using short-term and long-term financing arrangements to meet operational cash requirements. Interest on the undercollected balances, the interest recoverable from ratepayers, is limited to the current 90-day commercial paper rates which is significantly lower than Cal Water’s short and long-term financing rates.

Short-Term and Long-Term Financing

During the first nine months of 2016, we utilized cash generated from operations, borrowings on the unsecured revolving credit facilities, and proceeds from the issuance of long-term debt. We did not sell Company common stock during the first nine months of 2016 and 2015. In future periods, management anticipates funding our utility plant needs through a relatively balanced approach between long term debt and equity.

Short-term liquidity is provided by our unsecured revolving credit facilities and internally generated funds. Long-term financing is accomplished through the use of both debt and equity.  On September 23, 2010, the CPUC authorized Cal Water to issue $350.0 million of debt and common stock to finance utility plant projects and operations.

On March 10, 2015, the Company and Cal Water entered into Syndicated Credit Agreements, which provided for unsecured revolving credit facilities of up to an initial aggregate amount of $450.0 million for a term of five years.  The Syndicated Credit Facilities amended, expanded, and replaced the Company’s and its subsidiaries’ credit facilities originally entered into on September 29, 2011.  The new credit facilities extended the terms until March 10, 2020 and increased the Company’s unsecured revolving line of credit.  The credit facilities may each be expanded by up to $50.0 million subject to certain conditions.  The Company and subsidiaries that it designates may borrow up to $150.0 million under the Company’s revolving credit facility.  Cal Water may borrow up to $300.0 million under its revolving credit facility.  On May 13, 2016, the CPUC approved additional financing for Cal Water. As part of that decision, Cal Water is now allowed to use its revolving credit facilities for up to 24 months. Previously, Cal Water had to pay down its credit facility every 12 months unless otherwise authorized by the CPUC. The proceeds from the revolving credit facilities may be used for working capital purposes, including the short-term financing of utility plant projects.  The base loan rate may vary from LIBOR plus 72.5 basis points to LIBOR plus 95 basis points, depending on the Company’s total capitalization ratio.  Likewise, the unused commitment fee may vary from 8 basis points to 12.5 basis points based on the same ratio.

As of September 30, 2016, there were short-term borrowings of $57.1 million outstanding on the unsecured revolving credit facilities compared to $33.6 million as of December 31, 2015.  The increase in short-term borrowings during the first nine months of 2016 was mostly due to an increase in capital investment.

Given our ability to access our lines of credit on a daily basis, cash balances are managed to levels required for daily cash needs and excess cash is invested in short-term or cash equivalent instruments. Minimal operating levels of cash are maintained for Washington Water, New Mexico Water, and Hawaii Water.

Both short-term credit agreements contain affirmative and negative covenants and events of default customary for credit facilities of this type including, among other things, limitations and prohibitions relating to additional indebtedness, liens, mergers, and asset sales. Also, these unsecured credit agreements contain financial covenants governing the Company and its subsidiaries’ consolidated total debt ratio not to exceed 66.7% and an interest coverage ratio of three or more.  As of September 30, 2016, we are in compliance with all of the covenant requirements and are eligible to use the full amount of our credit facilities.

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

Bond principal and other long-term debt payments were $2.9 million during the first nine months of 2016 and the first nine months of 2015.

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

Dividends

During the first nine months of 2016, our quarterly common stock dividend payments were $0.1725 per share compared to $0.1675 during the first nine months of 2015. For the full year 2015, the payout ratio was 71% of net income. On a long-term basis, our goal is to achieve a dividend payout ratio of 60% of net income accomplished through future earnings growth.

At its October 27, 2016 meeting, the Board declared the fourth quarter dividend of $0.1725 per share payable on November 18, 2016, to stockholders of record on November 7, 2016. This was our 287th consecutive quarterly dividend.

2016 Financing Plan

We intend to fund our utility plant needs in future periods through a relatively balanced approach between long-term debt and equity. The Company and Cal Water have a syndicated unsecured revolving line of credit of $150.0 million and $300.0 million, respectively, for short-term borrowings. As of September 30, 2016, the Company’s and Cal Water’s availability on these unsecured revolving lines of credit was $92.9 million and $300.0 million, respectively. Cal Water sold $50.0 million of First Mortgage Bonds on March 11, 2016. Cash proceeds of approximately $49.7 million, net of $0.3 million debt issuance costs, were received in March 2016.

Book Value and Stockholders of Record

Book value per common share was $13.59 at September 30, 2016 compared to $13.41 at December 31, 2015.  There were approximately 2,033 stockholders of record for our common stock as of August 8, 2016.

Utility Plant Expenditures

During the first nine months of 2016, utility plant expenditures totaled $166.4 million for company-funded and developer-funded projects. The 2016 budget estimates company-funded utility plant expenditures to be between $180.0 and $210.0 million. The actual amount may vary from the budget number due to timing of actual payments related to current year and prior year projects. We do not control third-party-funded utility plant expenditures and therefore are unable to estimate the amount of such projects for 2016.

As of September 30, 2016, construction work in progress was $164.1 million compared to $149.0 million as of September 30, 2015. Work in progress includes projects that are under construction but not yet complete and placed in service.

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

Historically, approximately 49% of our annual water supply is pumped from wells.  State groundwater management agencies operate differently in each state.  Some of our wells extract ground water from water basins under state ordinances.   These are adjudicated groundwater basins, in which a court has settled the dispute between landowners or other parties over how much annual groundwater can be extracted by each party.  All of our adjudicated groundwater basins are located in the State of California.  Our annual groundwater extraction from adjudicated groundwater basins approximates 6.7 billion gallons or 13% of our total annual water supply pumped from wells.  Historically, we have extracted less than 100% of our annual adjudicated groundwater rights and have the right to carry forward up to 20% of the unused amount to the next annual period.  All of our remaining wells extract ground water from managed or unmanaged water basins.   There are no set limits for the ground water extracted from these water basins; however, the state or local water management agencies have the authority to regulate the groundwater extraction quantity whenever there are unforeseen large decreases to water basin levels.  Our annual groundwater extraction from managed groundwater basins approximates 32.6 billion gallons or 61% of our total annual water supply pumped from wells.  Our annual groundwater extraction from unmanaged groundwater basins approximates 13.7 billion gallons or 26% of our total annual water supply pumped from wells.  Most of the managed groundwater basins we extract water from have groundwater recharge facilities.  We are required to pay well pump taxes to financially support these groundwater recharge facilities. Well pump taxes were $8.2 million and $8.8 million for the nine months ended September 30, 2016 and 2015, respectively.  Well pump taxes were $2.8 million and $2.5 million for the three months ended September 30, 2016 and 2015, respectively. In 2014, the State of California enacted the Sustainable Groundwater Management Act of 2014. The law and its implementing regulations will require most basins to select a sustainability agency by 2017, develop a sustainability plan by 2022, and show progress toward sustainability by 2027. We expect that in the future, groundwater will be produced mainly from managed and adjudicated basins.

California’s normal weather pattern yields little precipitation between mid-spring and mid-fall. The Washington Water service areas receive precipitation in all seasons, with the heaviest amounts during the winter. New Mexico Water’s rainfall is heaviest in the summer monsoon season. Hawaii Water receives precipitation throughout the year, with the largest amounts in the winter months. Water usage in all service areas is highest during the warm and dry summers and declines in the cool winter months. Rain and snow during the winter months replenish underground water aquifers and fill reservoirs, providing the water supply for subsequent delivery to customers. As of September 30, 2016, the State of California snowpack water content and rainfall accumulation during the 2015 - 2016 water year is 116% of normal (per the California Department of Water Resources, Northern Sierra Precipitation Accumulation report). However, the central and southern portions of the state saw below-average rain and snowfall. Management believes that supply pumped from underground aquifers and purchased from wholesale suppliers will be adequate to meet customer demand during 2016 and beyond. Long-term water supply plans are developed for each of our districts to help assure an adequate water supply under various operating and supply conditions. Some districts have unique challenges in meeting water quality standards, but management believes that supplies will meet current standards using current treatment processes.

CONTRACTUAL OBLIGATIONS

During the nine months ended September 30, 2016, there were no material changes in contractual obligations outside the normal course of business.

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

Our management, with the participation of our CEO and our CFO, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2016. Based on that evaluation, we concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

(b) Changes to Internal Control over Financial Reporting

There was no change in our internal controls over financial reporting that occurred during the quarter ended September 30, 2016, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

As part of the settlement, Cal Water will replace 2,000 feet of 18-inch cast iron water main with new ductile iron main along Polhemus Road and Polhemus Creek in San Mateo. Cal Water will also conduct a streambed restoration project in San Mateo Creek to improve conditions in the creek for native fish. This work will be performed in coordination with the California Department of Fish and Wildlife. In addition to investing in these improvement projects and as required by the settlement Cal Water paid $0.5 million to the Water Control Board and $0.02 million to Fish and Wildlife during the third quarter of 2016.

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

CALIFORNIA WATER SERVICE GROUP
Registrant

October 27, 2016	By:	/s/ Thomas F. Smegal III
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