Form 10-K
period 2016-12-31
CALIFORNIA WATER SERVICE GROUP
filed 2017-02-23
CIK 1035201

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant was $1,676 million on June 30, 2016, the last business day of the registrant's most recently completed second fiscal quarter. The valuation is based on the closing price of the registrant's common stock as traded on the New York Stock Exchange.
The Common stock outstanding at February 06, 2017 was 47,962,952 shares.
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
Our business is conducted through our operating subsidiaries and we provide utility services to approximately two million people. The bulk of the business consists of the production, purchase, storage, treatment, testing, distribution and sale of water for domestic, industrial, public and irrigation uses, and for fire protection. We also provide non-regulated water-related services under agreements with municipalities and other private companies. The non-regulated services include full water system operation, billing and meter reading services. Non-regulated operations also include the lease of communication antenna sites, lab services and promotion of other non-regulated services.
During the year ended December 31, 2016, there were no significant changes in the kind of products produced or services rendered by our operating subsidiaries, or in the markets or methods of distribution.
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
Regulated Business
California water operations are conducted by the Cal Water and CWS Utility Services entities, which provide service to approximately 482,400 customer connections in approximately 100 California communities through 25 separate districts. Of these 25 districts, 23 districts are regulated water systems, which are subject to regulation by the California Public Utilities Commission (CPUC). Cal Water operates two leased water systems, the City of Hawthorne and the City of Commerce, which are governed through their respective city councils and are outside of the CPUC's jurisdiction. California water operations accounted for approximately 94% of our total customer connections and approximately 93% of our total consolidated operating revenue.
Hawaii Water provides service to approximately 4,400 water and wastewater customer connections on the islands of Maui and Hawaii, including several large resorts and condominium complexes. Hawaii Water's regulated customer connections are subject to the jurisdiction of the Hawaii Public Utilities Commission. Hawaii Water accounts for approximately 1% of our total customer connections and approximately 4% of our total consolidated operating revenue.
Washington Water provides domestic water service to approximately 16,700 customer connections in the Tacoma and Olympia areas. Washington Water's utility operations are regulated by the Washington Utilities and Transportation Commission. Washington Water accounts for approximately 3% of our total customer connections and approximately 2% of our total consolidated operating revenue.
New Mexico Water provides service to approximately 8,000 water and wastewater customer connections in the Belen, Los Lunas and Elephant Butte areas in New Mexico. New Mexico's regulated operations are subject to the jurisdiction of the New Mexico Public Regulation Commission. New Mexico Water accounts for approximately 2% of our total customer connections and approximately 1% of our total consolidated operating revenue.
The state regulatory bodies governing our regulated operations are referred to as the Commissions in this annual report. Rates and operations for regulated customers are subject to the jurisdiction of the respective state's regulatory Commission. The Commissions require that water and wastewater rates for each regulated district be independently determined based on the cost of service, except in Washington, which has a statewide tariff. The Commissions are expected to authorize rates sufficient to recover normal operating expenses and allow the utility to earn a fair and reasonable return on invested capital.
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
In October 2011, an agreement was negotiated with the City of Hawthorne to lease and operate its water system. The system, which is located near the Hermosa Redondo district, serves about half of Hawthorne's population. The capital lease agreement required an up-front $8.1 million lease deposit to the city that is being amortized over the lease term. Additionally, annual lease payments will be adjusted based on changes in rates charged to customers. Under the lease we are responsible for all aspects of system operation and capital improvements, although title to the system and system improvements reside with the city. Capital improvements are recorded as depreciable plant and equipment and depreciated per the asset lives set forth in the agreement. In exchange, we receive all revenue from the water system, which was $8.5 million, $8.0 million and $7.8 million in 2016, 2015, and 2014, respectively. At the end of the lease, the city is required to reimburse us for the unamortized value of capital improvements made during the term of the lease. The City of Hawthorne capital lease is a 15-year lease and expires in 2026.
In July 2003, an agreement was negotiated with the City of Commerce to lease and operate its water system. The operating lease requires us to pay $0.8 million per year in monthly installments and $200 per acre-foot for water usage exceeding 2,000 acre-feet per year, plus a percentage of certain operational savings that may be realized. Under the lease agreement, we are responsible for all aspects of the system's operations. The city is responsible for capital expenditures, and title to the system and system improvements resides with the city. We bear the risks of operation and collection of amounts billed to customers. The agreement allows Cal Water to request a rate change in order to recover costs. In exchange, we receive all revenue from the water system, which was $2.5 million, $2.0 million, and $2.1 million in 2016, 2015, and 2014, respectively. The City of Commerce lease is a 15-year lease and expires in 2018.
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
Non-regulated revenue and expenses consist primarily of the operation of water systems that are owned by other entities under lease agreements, leasing of communication antenna sites on our properties, billing of optional third-party insurance programs to our residential customers, and unrealized gains or losses on benefit plan insurance investments.
Effective June 30, 2011, the CPUC adopted new rules related to the provision of non-regulated services using utility assets and employees. As a result, nearly all California non-regulated activities are now considered NTPS. The prescribed accounting for these NTPS is incremental cost allocation plus revenue sharing with regulated customers. Non-regulated services determined to be "active activities" require a 10% revenue sharing, and "passive activities" require a 30% revenue sharing. The amount of non-regulated revenues subject to revenue sharing is the total billed revenues less any authorized pass-through costs. Some examples of CPUC authorized pass-through costs are purchased water, purchased power, and pump taxes. All of our non-regulated services, except for leasing communication antenna sites on our properties and unrealized gains or losses on benefit plan insurance investments, are "active activities" subject to a 10% revenue sharing. Leasing communication antenna sites on our properties are "passive activities" subject to a 30% revenue sharing. Cal Water's annual revenue sharing with regulated customers was $2.1 million, $2.2 million, and $2.3 million in 2016, 2015, and 2014, respectively.
Operating Segment
We operate in one reportable segment, the supply and distribution of water and providing water-related utility services. For information about revenue from external customers, net income and total assets, see "Item 8. Financial Statements and Supplementary Data."
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

Geographical Service Areas and Number of Customer Connections at Year-end
Our principal markets are users of water within our service areas. The approximate number of customer connections served in each regulated district, the City of Hawthorne and the City of Commerce, at December 31 is as follows:

(rounded to the nearest hundred)	2016	2015
SAN FRANCISCO BAY AREA
Bayshore (serving South San Francisco, Colma, Broadmoor, San Mateo and San Carlos)	53,600	53,600
Bear Gulch (serving portions of Menlo Park, Atherton, Woodside and Portola Valley)	18,900	18,900
Los Altos (including portions of Cupertino, Los Altos Hills, Mountain View and Sunnyvale)	18,900	18,900
Livermore	18,600	18,600
	110,000	110,000
SACRAMENTO VALLEY
Chico (including Hamilton City)	29,400	29,000
Oroville	3,600	3,600
Marysville	3,800	3,800
Dixon	2,900	2,900
Willows	2,400	2,400
	42,100	41,700
NORTH COAST
Redwood Valley (Lucerne, Duncans Mills, Guerneville, Dillon Beach, Noel Heights & portions of Santa Rosa)	1,900	1,900
	1,900	1,900
SALINAS VALLEY
Salinas	28,500	28,500
King City	2,600	2,600
	31,100	31,100
SAN JOAQUIN VALLEY
Bakersfield	71,100	70,800
Stockton	43,800	43,600
Visalia	44,000	43,100
Selma	6,400	6,300
Kern River Valley	3,900	4,000
	169,200	167,800

(rounded to the nearest hundred)	2016	2015
LOS ANGELES AREA
East Los Angeles	26,800	26,800
Hermosa Redondo (serving Hermosa Beach, Redondo Beach and a portion of Torrance)	26,900	26,800
Dominguez (Carson and portions of Compton, Harbor City, Long Beach, Los Angeles and Torrance)	34,100	34,000
Palos Verdes (including Palos Verdes Estates, Rancho Palos Verdes, Rolling Hills Estates and Rolling Hills)	24,200	24,100
Westlake (a portion of Thousand Oaks)	7,100	7,100
Antelope Valley (Fremont Valley, Lake Hughes, Lancaster & Leona Valley)	1,400	1,400
Hawthorne and Commerce (leased municipal systems)	7,600	7,600
	128,100	127,800
CALIFORNIA TOTAL	482,400	480,300
HAWAII	4,400	4,300
NEW MEXICO	8,000	7,900
WASHINGTON	16,700	16,500
COMPANY TOTAL	511,500	509,000
Rates and Regulation
The Commissions have plenary powers setting both rates and operating standards. As such, the Commissions' decisions significantly impact the Company's revenues, earnings, and cash flows. The amounts discussed herein are generally annual amounts, unless otherwise stated, and the financial impact to recorded revenue is expected to occur over a 12-month period from the effective date of the decision. In California, water utilities are required to make several different types of filings. Certain filings, such as: General Rate Case (GRC) filings, escalation rate increase filings, and offset filings, may result in rate changes that generally remain in place until the next GRC. As explained below, surcharges and surcredits to recover balancing and memorandum accounts as well as GRC interim rate relief are temporary rate changes, which have specific time frames for recovery.
The California Public Utilities Commission (CPUC) follows a rate case plan, which requires Cal Water to file a GRC for each of its regulated operating districts every three years. In a GRC proceeding, the CPUC not only considers the utility's rate setting requests, but may also consider other issues that affect the utility's rates and operations. The CPUC is generally required to issue its GRC decision prior to the first day of the test year or authorize interim rates. In accordance with the rate case plan, the CPUC issued a decision on Cal Water's 2015 GRC filing in the fourth quarter of 2016 with rates effective on January 1, 2017.
Between GRC filings, Cal Water may file escalation rate increases, which allow Cal Water to recover cost increases, primarily from inflation and incremental investments, during the second and third years of the rate case cycle. However, escalation rate increases are district specific and subject to an earnings test. The CPUC may reduce a district’s escalation rate increase if, in the most recent 13-month period, the earnings test reflects earnings in excess of what was authorized for that district.
In addition, California water utilities are entitled to make offset requests via advice letter. Offsets may be requested to adjust revenues for construction projects authorized in GRCs when those capital projects go into service (these filings are referred to as "rate base offsets"), or for rate changes charged to Cal Water for purchased water, purchased power, and pump taxes (which are referred to as "expense offsets"). Rate changes approved in offset requests remain in effect until the next GRC is approved.
In pursuit of the CPUC's water conservation goals, the CPUC decoupled Cal Water's revenue requirement from customer consumption levels in 2008 by authorizing a Water Revenue Adjustment Mechanism (WRAM) and Modified Cost Balancing Account (MCBA) for each district. The WRAM and MCBA ensure that Cal Water recovers revenues authorized by the CPUC regardless of customer consumption. This removes the historical disincentive against promoting lower water usage among customers. Through an annual advice letter filing, Cal Water recovers any under-collected metered revenue amounts authorized, or refunds over-collected quantity revenues, via surcharges and surcredits. The advice letters are filed between February and April of each year and address the net WRAM and MCBA balances recorded for the previous calendar year. The majority of WRAM and MCBA balances are collected or refunded through surcharges/surcredits over 12 and 18 months. The WRAM and

MCBA amounts are cumulative, so if they are not amortized in a given calendar year, the balance is carried forward and included with the following year balance.
Regulatory Activity - California
2015 GRC filing
On December 15, 2016, the CPUC voted to approve Cal Water's 2015 GRC settlement agreement. The approved decision, which was proposed by the presiding Administrative Law Judge in November 2016, authorizes Cal Water to increase gross revenue by approximately $45.0 million starting on January 1, 2017, up to $17.2 million in 2018, up to $16.3 million in 2019, and up to $30.0 million upon completion and approval of the Company’s advice letter projects. The 2018 and 2019 revenue increases are subject to the CPUC’s earning test protocol.
The CPUC’s decision also authorizes Cal Water to invest $658.8 million in water system improvements throughout California over the three-year period of 2016-2018 in order to continue to provide safe and reliable water to its customers. This figure includes $197.3 million of water system infrastructure improvements that will be subject to the CPUC’s advice letter procedure.
Expense offset requests
Expense offsets are dollar-for-dollar increases in revenue to match increased expenses, and therefore do not affect net operating income. In December of 2015, Cal Water submitted advice letters to offset increases in purchased water costs and pump taxes in 6 of its regulated districts, totaling $4.8 million. The new rates became effective on January 1, 2016.
In June of 2016, Cal Water submitted advice letters to offset increases in purchased water costs and pump taxes in seven of its regulated districts, totaling $13.9 million. The new rates became effective in the third quarter of 2016.
In October of 2016, Cal Water submitted advice letters to request offsets for increases in purchased water costs and pump taxes in four of its regulated districts totaling $1.9 million. The new rates became effective on January 1, 2017.
Escalation increase requests
As a part of the decision on the 2012 GRC, Cal Water was authorized to request annual escalation rate increases for 2015 and 2016 for those districts that passed the earnings test. In December of 2015, Cal Water requested escalation rate increases in 17 districts. The annual adopted gross revenue associated with the December 2015 filing was $5.0 million. The new rates became effective on January 1, 2016.
Rate base offset requests
For construction projects authorized in GRCs as advice letter projects, Cal Water is allowed to request rate base offsets to increase revenues after the project goes into service. In June of 2016, Cal Water filed $0.2 million of annual revenue increase for a rate base offset in one of its regulated districts. The new rates became effective on August 1, 2016.
In November of 2016, Cal Water submitted rate base offset requests totaling $2.6 million. Rates reflecting these increases became effective on January 1, 2017.
WRAM/MCBA filings
In April of 2016, Cal Water filed three advice letters to true up the revenue over- and under-collections in the 2015 annual WRAMs/MCBAs of its regulated districts. A net under-collection of $20.4 million is being recovered from customers in the form of 12 and 18 month surcharges/surcredits.  This surcharge/surcredit is in some cases in addition to surcharges/surcredits authorized in prior years that have not yet expired.
Drought Memorandum Account
The incremental costs tracked in the drought memorandum account for the twelve-month period ending December 31, 2016 were $5.0 million, of which $0.7 million was spent on capital. For the twelve-month period ending December 31, 2015, incremental costs were $5.2 million, of which $0.9 million was spent on capital.
On July 15, 2016, Cal Water submitted an advice letter to recover $4.2 million of incremental drought expenses associated with calendar years 2014 and 2015. During the third quarter of 2016, Cal Water discussed the request with interested parties, including the ORA. A revised advice letter was submitted on October 12, 2016 by Cal Water to recover $2.9 million in incremental costs related to 2014 and 2015 expenses. On December 15, 2016, the CPUC approved a resolution to allow Cal Water to begin recovering the requested $2.9 million through a surcharge, which became effective January 1, 2017.

In 2017, Cal Water expects to submit an advice letter to request recovery for the incremental drought expenses from 2016 and the incremental capital expenditures from 2016, 2015, and 2014.
Cal Water submitted an advice letter on July 15, 2016 to request the elimination of the drought surcharges beginning on July 29, 2016. All monies collected by Cal Water through drought surcharges for exceeding water budgets are recorded in the appropriate WRAM account and used to offset under-collected revenues. Customer drought surcharges were $62.8 million and waste-of-water penalties were less than $0.1 million for the period from July 1, 2015 to July 29, 2016. For the twelve-month period ending December 31, 2016, customer drought surcharges were $25.9 million and waste-of-water penalties were less than $0.1 million. For the twelve-month period ending December 31, 2015, customer drought surcharges were $36.9 million and waste-of-water penalties were less than $0.1 million.
Federal Income Tax Bonus Depreciation
In 2011, Cal Water filed for and received approval to track the benefits from federal income tax accelerated depreciation in a memorandum account due to the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010. Additional federal income tax accelerated depreciation deductions for assets placed in service were $8.9 million, $14.4 million, and $34.0 million in 2013, 2012, and 2011, respectively. The memorandum account resulted in a surcredit because of the impact to Cal Water’s revenue requirement for changes to working cash estimates, reductions to federal income tax-qualified U.S. production activities deductions (QPAD), and changes to contributions-in-aid-of-construction (CIAC). The December 15, 2016 GRC decision adopted a settlement, which, beginning in 2017, will credit customers $0.7 million and close the memorandum account.
Methyl Tertiary Butyl Ether (MTBE) Memorandum Account
California established a binding Maximum Contaminant Level (MCL) for Methyl Tertiary Butyl Ether (MTBE) in 2000. Due to Cal Water’s large number of wells and extensive use of groundwater, the Company was severely impacted by MTBE contamination, spurring the Company to take immediate action to comply with the MCL and maintain its water supply capacity. Cal Water constructed a surface water treatment plant, installed treatment on groundwater wells, abandoned impacted wells, and constructed new wells. Cal Water’s timely response enabled them to fully comply with MTBE regulations, but at significant costs. The costs prompted Cal Water to take legal action against responsible parties. Cal Water requested and was granted a memorandum account in Advice Letter 1701 (filed February 2, 2005) to track MTBE Litigation costs and proceeds recovered through MTBE Litigation. Since 2005, Cal Water received settlement proceeds and applied the majority of the proceeds to remediation projects.
In the CPUC’s December 15, 2016 decision authorizing the GRC settlement, Cal Water was given conditions on how to allocate the remaining balance in the account. Once all conditions have been met, the MTBE memorandum account is to be closed. Of the remaining unallocated balance, customers will receive $0.5 million as CIAC and Cal Water was authorized to retain $1.5 million as non-regulated revenue in 2016.
East Los Angeles Memorandum Account (ELA MA)
The ELA MA was authorized in the 2012 Settlement Agreement adopted in D.14-08-011. In Cal Water’s 2012 GRC, Cal Water and ORA disagreed on the appropriateness of Cal Water’s property purchase in its East Los Angeles District at 2000 Tubeway Avenue (the “Tubeway Property”) in the amount of $6.8 million to construct two new groundwater wells and to move its customer and operations centers to the Tubeway Property. As part of the 2012 GRC Settlement, the Parties agreed that 50% of the Tubeway Property purchase could be included in rate base to account for the total land cost for the wells at this site. The remaining 50% (in the amount of $3.4 million, to account for the warehouse building), and the full amount of the Phase 1 building improvements ($1.2 million), could be tracked in the ELA MA, along with the related carrying costs (consisting of the return on investment, ad valorem taxes, and depreciation). In the CPUC’s December 15, 2016 decision authorizing the GRC settlement, Cal Water was authorized to recover the carrying costs for 2014, 2015, and 2016 in the amount of $1.6 million as operating revenue in 2016.
2016 Regulatory Activity - Other States
2016 Pukalani (Hawaii) GRC Filing
In December of 2016, Hawaii water filed a GRC for its Pukalani wastewater system requesting an additional $1.3 million in revenues on an annual basis. This revenue increase will be implemented over 5 years. The application requested recovery for increases in operating expenses since the previous rate case. Additionally, the application requested recovery of the balance of the cost of the wastewater treatment plant that was not approved to be included in customer rates in the previous rate case. The first phase of the revenue increase is expected to become effective in the fourth quarter of 2017. Discovery between the parties has begun.

2015 Ka'anapali (Hawaii) GRC Filing
In December of 2015, Hawaii Water filed a GRC for its Ka’anapali water system requesting an additional $1.7 million in revenues on an annual basis. The application requested recovery for approximately $3.0 million in capital investments in the system since 2012. During the second quarter of 2016, we achieved a full settlement with all interveners in the amount of $1.1 million. On September 12, 2016, the Hawaii Public Utilities Commission (HPUC) authorized the rate increase. New rates became effective on October 18, 2016.
2014 Kona (Hawaii) GRC Filing
In August of 2014, Hawaii Water filed a GRC for Kona water and wastewater requesting $3.3 million.  On June 29, 2015, Hawaii Water received a Decision and Order from the HPUC for the Kona water and wastewater rate case approving $2.1 million in additional annual revenues to be implemented over a six month period. Hawaii Water reached a comprehensive and conceptual settlement with the Consumer Advocate, which is an independent agency that reviews Hawaii Water's rate case applications. The new rates for the first phase were effective in August 2015 and the new rates for the second phase took effect in February of 2016.
2012 Waikoloa (Hawaii) GRC Filings
In August of 2012, Hawaii Water filed GRCs for the Waikoloa Village Water, Waikoloa Village Wastewater, and Waikoloa Resort Utilities requesting $6.3 million in additional annual revenues. The GRCs were processed on separate schedules. Hawaii Water and the Consumer Advocate reached settlements on the rate filings for Waikoloa Village Water, Waikoloa Village Wastewater, and Waikoloa Resort Utilities. On June 22, 2015, the HPUC approved a rate increase for the Waikoloa Village Wastewater rate case authorizing annual revenue increase of $0.7 million implemented over two years. The new rates for the first phase were effective in August 2015 and the second phase became effective in August of 2016.
2011 Pukalani (Hawaii) GRC Filing
In August of 2011, Hawaii Water filed a GRC for Pukalani wastewater system. On January 15, 2014, Hawaii Water received a Decision and Order for the GRC for the Pukalani wastewater system rate case approving $0.6 million in additional annual revenues. Hawaii Water reached a comprehensive and conceptual settlement with the Consumer Advocate. This decision approved an increase of $0.3 million in 2014, another increase of $0.2 million in 2015, and another increase of $0.2 million in 2016. Each increase is separated by one year. The new rates for 2016 took effect in February of 2016.
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
Historically, approximately 49% of our annual water supply is pumped from wells. State groundwater management agencies operate differently in each state. Some of our wells extract ground water from water basins under state ordinances. These are adjudicated groundwater basins, in which a court has settled the dispute between landowners or other parties over how much annual groundwater can be extracted by each party. All of our adjudicated groundwater basins are located in the State of California. Our annual groundwater extraction from adjudicated groundwater basins approximates 6.8 billion gallons or 15% of our total annual water supply pumped from wells. Historically, we have extracted less than 100% of our annual adjudicated groundwater rights and have the right to carry forward up to 20% of the unused amount to the next annual period. All of our remaining wells extract ground water from managed or unmanaged water basins. There are no set limits for the ground water extracted from these water basins; however, the state or local water management agencies have the authority to regulate the groundwater extraction quantity whenever there are unforeseen large decreases to water basin levels. Our annual groundwater extraction from managed groundwater basins approximates 28.1 billion gallons or 59% of our total annual water supply pumped from wells. Our annual groundwater extraction from unmanaged groundwater basins approximates 12.2 billion gallons or 26% of our total annual water supply pumped from wells. Most of the managed groundwater basins we extract water from have groundwater recharge facilities. We are required to pay well pump taxes to financially support these groundwater recharge facilities. Our well pump taxes for the 12 months ending December 31, 2016, 2015, and 2014 were $11.3 million, $11.5 million, and $12.9 million, respectively. In 2014, the State of California enacted the Sustainable Groundwater Management Act of 2014. The law and its implementing regulations will require most basins to select a sustainability agency by 2017, develop a sustainability plan by 2022, and show progress toward sustainability by 2027. We expect that in the future, groundwater will be produced mainly from managed and adjudicated basins.

California's normal weather pattern yields little precipitation between mid-spring and mid-fall. The Washington Water service areas receive precipitation in all seasons, with the heaviest amounts during the winter. New Mexico Water's rainfall is heaviest in the summer monsoon season. Hawaii Water receives precipitation throughout the year, with the largest amounts in the winter months. Water usage in all service areas is highest during the warm and dry summers and declines in the cool winter months. Rain and snow during the winter months in California replenish underground water aquifers and fill reservoirs, providing the water supply for subsequent delivery to customers. As of January 31, 2017, the State of California snowpack water content during the 2016-2017 water year is 148% of long-term averages (per the California Department of Water Resources, Northern Sierra Precipitation Accumulation report).  The northern Sierra region is the most important for the state’s urban water supplies. The central and southern portions of the Sierras also have recorded 177% and 207%, respectively, of long-term averages. Management believes that supply pumped from underground aquifers and purchased from wholesale suppliers will be adequate to meet customer demand during 2017 and beyond. Long-term water supply plans are developed for each of our districts to help assure an adequate water supply under various operating and supply conditions. Some districts have unique challenges in meeting water quality standards, but management believes that supplies will meet current standards using current treatment processes.
The following table shows the estimated quantity of water purchased and the percentage of purchased water to total water production in each California operating district that purchased water in 2016. Other than noted below, all other districts receive 100% of their water supply from wells.

District	Water Purchased (MG)	Percentage of Total Water Production	Source of Purchased Supply
SAN FRANCISCO BAY AREA
Bayshore	6,091	97%	San Francisco Public Utilities Commission
Bear Gulch	3,046	93%	San Francisco Public Utilities Commission
Los Altos	2,533	76%	Santa Clara Valley Water District
Livermore	1,695	68%	Alameda County Flood Control and Water Conservation District, Zone 7
SACRAMENTO VALLEY
Oroville	693	94%	Pacific Gas and Electric Co. and County of Butte
NORTH COAST
Redwood Valley	61	68%	Yolo County Flood Control & Water Conservation District
SAN JOAQUIN VALLEY
Bakersfield	8,784	47%	Kern County Water Agency and City of Bakersfield
Stockton	5,695	79%	Stockton East Water District
LOS ANGELES AREA
East Los Angeles	1,437	32%	Central Basin Municipal Water District
Dominguez	10,390	88%	West Basin Municipal Water District and City of Torrance
City of Commerce	95	15%	Central Basin Municipal Water District
Hawthorne	783	60%	West Basin Municipal Water District
Hermosa Redondo	2,912	85%	West Basin Municipal Water District
Palos Verdes	5,268	100%	West Basin Municipal Water District
Westlake	2,093	100%	Calleguas Municipal Water District
Antelope/Kern	108	24%	Antelope Valley-East Kern Water Agency and City of Bakersfield
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
Purchases for the Los Altos, Livermore, Oroville, Redwood Valley, Stockton, and Bakersfield districts are pursuant to long-term contracts expiring on various dates after 2016. The water supplies purchased for the Dominguez, East Los Angeles, Hermosa Redondo, Palos Verdes, and Westlake districts as well as the Hawthorne and Commerce systems are provided by public agencies pursuant to a statutory obligation of continued non-preferential service to purveyors within the agencies' boundaries. Purchases for the Bayshore and Bear Gulch districts are in accordance with long-term contracts with the San Francisco Public Utilities Commission (SFPUC) until June 30, 2034.
Management anticipates water supply contracts will be renewed as they expire though the price of wholesale water purchases is subject to pricing changes imposed by the various wholesalers.
Shown below are wholesaler price rates and increases that became effective in 2016 and estimated wholesaler price rates and percent changes for 2017. In 2016, several districts experienced significant purchased water cost increases, resulting in a significant impact in the 2016 MCBA balance and the filing of several purchased water offsets.

		2016			2017
	Effective Month		Percent Change	Effective Month		Percent Change
District		Unit Cost			Unit Cost
Antelope	January	$485.00 /af	7.5%	January	$521.00 /af	7.4%
Bakersfield(1)	July	$164.00 /af	16.3%	July	$164.00 /af	—%
Bear Gulch	July	$4.10 /ccf	9.3%	July	$4.10 /ccf	—%
Commerce(2)	July	$1,032.00 /af	1.9%	January	$1,084.00 /af	5.0%
Dominguez(2)	July	$1,283.00 /af	4.4%	January	$1,318.00 /af	2.7%
East Los Angeles(2)	July	$1,032.00 /af	1.9%	January	$1,084.00 /af	5.0%
Hawthorne(2)	July	$1,283.00 /af	4.4%	January	$1,318.00 /af	2.7%
Hermosa Redondo(2)	July	$1,283.00 /af	4.4%	January	$1,318.00 /af	2.7%
Livermore	January	$3.15 /ccf	37.3%	January	$2.55/ccf	(19.1)%
Los Altos	July	$1,172.00 /af	17.9%	July	$1,172.00 /af	—%
Oroville(2)	April	$170,296.56 /yr	1.0%	April	$170,296.56 /yr	—%
Palos Verdes(2)	July	$1,283.00 /af	4.4%	January	$1,318.00 /af	2.7%
Mid-Peninsula	July	$4.10 /ccf	9.3%	July	$4.10 /ccf	—%
Redwood Valley	August	$65.94 /af	5.0%	August	$65.94 /af	—%
So. San Francisco	July	$4.10 /ccf	9.3%	July	$4.10 /ccf	—%
Stockton	April	$1,071,124 /mo	26.5%	April	$1,071,124 /mo	—%
Westlake	January	$1,257.00 /af	3.9%	January	$1,300.00 /af	3.4%
_______________________________________________________________________________
af = acre foot;
ccf = hundred cubic feet;
yr = fixed annual cost;
mo = fixed monthly cost

(1)	untreated water

(2)	wholesaler price changes occur every six months
We work with all local suppliers and agencies responsible for water supply to insure adequate, long-term supply for each system.
See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Water Supply" for more information on adequacy of supplies.

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
Impact of Climate Change Legislation
Our operations depend on power provided by other public utilities and, in emergencies, power generated by our portable and fixed generators. If future legislation limits emissions from the power generation process, our cost of power may increase. Any increase in the cost of power will be passed along to our California customers through the MCBA or included in our cost of service paid by our customers as requested in our GRC filings.
We maintain a fleet of vehicles to provide service to our customers, including a number of heavy duty diesel vehicles that were retrofitted to meet California emission standards. If future legislation further impacts the cost to operate the fleet or the fleet acquisition cost in order to meet certain emission standards, it will increase our cost of service and our rate base. Any increase in fleet operating costs associated with meeting emission standards will be included in our cost of service paid by our customers as requested in our GRC filings. While recovery of these costs is not guaranteed, we would expect recovery in the regulatory process.
Under the California Environmental Quality Act (CEQA), all capital projects of a certain type (primarily wells, tanks, major pipelines and treatment facilities) require mitigation of greenhouse gas emissions. The cost to prepare the CEQA documentation and permit will be included in our capital cost and added to our rate base, which will be requested to be paid for by our customers. Any increase in the operating cost of the facilities will also be included in our cost of service paid by our customers as requested in our GRC filings. While recovery of these costs is not guaranteed, we would expect recovery in the regulatory process.
Cap and trade regulations were implemented in 2012 with the goal of reducing emissions to 1990 levels by the year 2020. These regulations have not impacted water utilities at this time. In the future, if we are required to comply with these regulations, any increase in operating costs associated with meeting these standards will be included in our cost of service paid by our customers as requested in our GRC filings. While recovery of these costs is not guaranteed, we would expect recovery in the regulatory process.
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

Employees
At December 31, 2016, we had 1,163 employees, including 53 at Washington Water, 45 at Hawaii Water, and 16 at New Mexico Water. In California, most non-supervisory employees are represented by the Utility Workers Union of America, AFL-CIO, except certain engineering and laboratory employees who are represented by the International Federation of Professional and Technical Engineers, AFL-CIO.
At December 31, 2016, we had 741 union employees. In January 2015, we negotiated a six-year contract that included 2015, 2016, and 2017 wage increases with both of our unions of 3.25% and 2.75%, and 2.75%, respectively. Annual wage increases for 2018, 2019, and 2020 are estimated to be in the range from 2.5% to 3.25% based on current forecast inflation rates. The wage changes will fluctuate with the changes to the Consumer Price Index (CPI) for the Los Angeles area. In the event an annual wage increase is determined to be greater than 3.25% or less that 2.0%, either party may request to re-open negotiations for wages only. Such notice must be served on the other party no later than 60 days after the publication of such CPI data. The current agreement with the unions is effective through 2020. Management believes that it maintains good relationships with the unions.
Employees at Washington Water, New Mexico Water, and Hawaii Water are not represented by unions.
Executive Officers of the Registrant

Name	Positions and Offices with California Water Service Group	Age
Martin A. Kropelnicki (1)	President and Chief Executive Officer since September 1, 2013. Formerly, President and Chief Operating Officer (2012-2013), Chief Financial Officer and Treasurer (2006-2012), served as Chief Financial Officer of Power Light Corporation (2005-2006), Chief Financial Officer and Executive Vice President of Corporate Services of Hall Kinion and Associates (1997-2004), Deloitte & Touche Consulting (1996-1997), held various positions with Pacific Gas & Electric (1989-1996).	50
Thomas F. Smegal III (2)	Vice President, Chief Financial Officer and Treasurer since October 1, 2012. Formerly, Vice President, Regulatory Matters and Corporate Relations (2008-2012), Manager of Rates (2002-2008), Regulatory Analyst (1997-2002), served as Utilities Engineer at the California Public Utilities Commission (1990-1997).	49
Paul G. Townsley (2)	Vice President of Rates and Regulatory Matters since March 4, 2013. Formerly Divisional Vice President, Operations and Engineering for EPCOR Water USA (2012-2013), served as President of American Water Works Company subsidiaries in Arizona, New Mexico, and Hawaii (2007-2012), served as American Water Works Company's President, Western Region (2002-2007), held various other positions with Citizens Utilities Company (1982-2002).	59
Robert J. Kuta (2)	Vice President of Engineering effective April 15, 2015. Formerly Senior Vice President of Operations Management Services, Water, Environmental and Nuclear markets for CH2M Hill (2006 to 2015), served as Western Region Vice President of Service Delivery and President of Arizona American Water Company (2001 to 2005), and held various management positions at Citizens Water Resource Company, Chaparral City Water Company, and Spring Creek Utilities (1993 to 2001).	52
Michael B. Luu (2)	Vice President of Customer Service and Chief Information Officer effective January 1, 2017. Formerly Vice President of Customer Service and Information Technology (2013-2016), Acting California Water Service Company District Manager, Los Altos (2012-2013), Director of Information Technology (2008-2012), CIS Development Manager (2005-2008), held various other positions with California Water Service Company since 1999.	37
Timothy D. Treloar (2)	Vice President of Water Quality and Chief Utility Operations Officer effective January 1, 2017. Formerly Vice President of Operations and Water Quality (2013-2016), Director of Water Quality (2013), California Water Service Company District Manager, Bakersfield (2002-2013), Assistant District Manager (1997-2002), General Superintendent (1994-1997).	59
Ronald D. Webb (2)	Vice President of Human Resources since August 11, 2014. Formerly Managing Director, Human Resources Partner for United Airlines (2006-2014), served as Vice President of Human Resources for Black & Decker Corporation (1995-2005), Human Resource Manager for General Electric Company (1990-1994), and held various labor relations positions for National Steel and Shipbuilding Company (1982-1989).	60
Lynne P. McGhee (2)	Vice President and General Counsel since January 1, 2015. Formerly Corporate Secretary (2007-2014), Associate Corporate Counsel (2003-2014), and served as a Commissioner legal advisor and staff counsel at the California Public Utilities Commission (1998-2003).	52

Name	Positions and Offices with California Water Service Group	Age
David B. Healey (2)	Vice President, Corporate Controller and Assistant Treasurer since January 1, 2015. Formerly Corporate Controller and Assistant Treasurer (2012-2014), Director of Financial Reporting (2009-2012), served as Subsidiary Controller for SunPower Corporation (2005-2009), Corporate Controller for Hall, Kinion & Associates, Inc. (1997-2005), held various other positions with Pacific Gas & Electric Company (1985-1997).	60
Shannon C. Dean (2)	Vice President of Corporate Communications & Community Affairs since January 1, 2015. Formerly Director of Corporate Communications (2000-2014), held various corporate communications, government and community relations for Dominguez Water Company (1991-1999).	49
Michelle R. Mortensen (2)	Corporate Secretary since January 1, 2015. Formerly Assistant Corporate Secretary (2014), Treasury Manager (2012-2013), Assistant to the Chief Financial Officer (2011), Regulatory Accounting Manager (2008-2010), held various accounting positions at Piller Data Systems (2006-2007), Hitachi Global Storage (2005), Abbot Laboratories (1998-2004), and Symantec (1998-2001).	42
Elissa Y. Ouyang (2)	Chief Procurement and Lead Continuous Improvement Officer since March 1, 2016. Formerly, Interim Procurement Director (2013-2016), Acting District Manager - Los Altos (2013), Interim Vice President of Information Technology (2012-2013), Director of Information Technology - Architecture and Security (2008-2012), Business Application Manager (2003-2007), Project Lead/Senior Developer (2001-2003), held various business consulting positions at KPMG Consulting/BearingPoint (1998-2001), and RR Donnelley (1996-1998).	48
Gerald A. Simon (2)	Chief Safety and Emergency Preparedness Officer since March 1, 2016. Formerly, Director of Safety and Emergency Services (2015), Emergency Services Manager (2014), Emergency Services Coordinator (2013), served as Fire Chief for Oakland, CA (2008-2011) and (1999-2004), Fire Chief for Fort Lauderdale, FL (2006-2007), Fire Chief for Union City, CA (2005-2006), Fire Chief for Santa Clara, CA (1993-1999) held various other positions at Santa Clara Fire Department (1976-1999), and Fire Services Consultant (1985-2015).	62
_______________________________________________________________________________

(1)
Holds the same position with California Water Service Company, CWS Utility Services, Hawaii Water Service Company, Inc., and New Mexico Water Service Company; Chief Executive Officer of Washington Water Service Company.

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
California Water Service Company, New Mexico Water Service Company, Washington Water Service Company and Hawaii Water Service Company, Inc., are regulated public utilities which provide water and water-related service to our customers. The rates that we charge our water customers are subject to the jurisdiction of the regulatory commissions in the states in which we operate. These Commissions may set water and water-related rates for each operating district independently because the systems are not interconnected. The Commissions authorize us to charge rates that they consider to be sufficient to recover normal operating expenses, to provide funds for adding new or replacing water infrastructure, and to allow us to earn what the Commissions consider to be a fair and reasonable return on invested capital.
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
Regulatory decisions may also impact prospective revenues and earnings, affect the timing of the recognition of revenues and expenses and may overturn past decisions used in determining our revenues and expenses. Our management continually evaluates the anticipated recovery of regulatory assets and revenues subject to refund and provides for allowances and/or reserves as deemed necessary. Current accounting procedures allow us to defer certain costs if we believe it is probable that we will be allowed to recover those costs through future rate increases. If the Commissions determined that a portion of our assets were not recoverable in customer rates, we may suffer an asset impairment which would require a write down in such asset's valuation which would be recorded through operations.
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
Our water and wastewater services are governed by various federal and state environmental protection, health and safety laws and regulations. These provisions establish criteria for drinking water and for discharges of water, wastewater and airborne substances. The Environmental Protection Agency promulgates numerous nationally applicable standards, including maximum contaminant levels (MCLs) for drinking water. We believe we are currently in compliance with all of the MCLs promulgated to date. Although we have a rigorous water quality assurance program in place, we cannot guarantee that we will continue to comply with all standards. If we violate any federal or state regulations or laws governing health and safety, we could be subject to substantial fines or otherwise sanctioned.
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

We are required to test our water quality for certain chemicals and potential contaminants on a regular basis. If the test results indicate that our water exceeds allowable limits, we may be required either to commence treatment to remove the contaminant or to develop an alternate water source. Either of these results may be costly. Although we would likely seek permission to recover these through rate increases, there can be no assurance that the Commissions would approve rate increases to enable us to recover these additional compliance costs.
New and/or more stringent water quality regulations could increase our operating costs.
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
Future legislation regarding climate change may restrict our operations or impose new costs on our business. Our operations depend on power provided by other public utilities and, in emergencies, power generated by our portable and fixed generators. If future legislation limits emissions from the power generation process, our cost of power may increase. Any increase in the cost of power will be passed along to our California customers through the MCBA or included in our cost of service paid by our customers as requested in our GRC filings. While recovery of these costs is not guaranteed, we would expect recovery in the regulatory process.
Starting January 1, 2010, under the California Environmental Quality Act (CEQA), all capital projects of a certain type (primarily wells, tanks, major pipelines and treatment facilities) will require mitigation of greenhouse gas emissions. The cost to prepare the CEQA documentation and permit will add an estimated ten thousand dollars to such capital projects. This cost will be included in our capital cost and added to our rate base, which will be requested to be paid for by our customers. Any increase in the operating cost of the facilities will also be included in our cost of service paid by our customers as requested in our GRC filings. While recovery of these costs is not guaranteed, we would expect recovery in the regulatory process.
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
In addition, governmental restrictions on water usage during drought conditions may result in a decreased demand for our water, even if our water reserves are sufficient to serve our customers during these drought conditions. The Commissions may not allow surcharges to collect lost revenues caused by customers' conservation during a drought. Regardless of whether we may surcharge our customers during a conservation period, they may use less water even after a drought has passed because of conservation patterns developed during the drought. Furthermore, our customers may wish to use recycled water as a substitute for potable water. If rights are granted to others to serve our customers recycled water, there will likely be a decrease in demand for our water.
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
We purchase our water supply from various governmental agencies and others. Water supply availability may be affected by weather conditions, funding and other political and environmental considerations. In addition, our ability to use surface water is subject to regulations regarding water quality and volume limitations. If new regulations are imposed or existing regulations are changed or given new interpretations, the availability of surface water may be materially reduced. A reduction in surface water could result in the need to procure more costly water from other sources, thereby increasing our water production costs and adversely affecting our operating results if not recovered in rates on a timely basis.
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
From time to time, we enter into water supply agreements with third parties and our business is dependent upon such agreements in order to meet regional demand. For example, we have entered into a water supply contract with the SFPUC that expires on June 30, 2034. We can give no assurance that the SFPUC, or any of the other parties from whom we purchase water, will renew our contracts upon expiration, or that we will not be subject to significant price increases under any such renewed contracts.

The parties from whom we purchase water maintain significant infrastructure and systems to deliver water to us. Maintenance of these facilities is beyond our control. If these facilities are not adequately maintained or if these parties otherwise default on their obligations to supply water to us, we may not have adequate water supplies to meet our customers' needs.
If we are unable to access adequate water supplies we may be unable to satisfy all customer demand, which could result in rationing. Rationing may have an adverse effect on cash flow from operations. We can make no guarantee that we will always have access to an adequate supply of water that will meet all required quality standards. Water shortages may affect us in a variety of ways. For example, shortages could:

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
The cost to obtain water for delivery to our customers varies depending on the sources of supply, wholesale suppliers' prices, the quality of water required to be treated and the quantity of water produced to fulfill customer water demand. Our source of supply varies among our operating districts. Certain districts obtain all of their supply from wells; some districts purchase all of the supply from wholesale suppliers; and other districts obtain the supply from a combination of wells and wholesale suppliers. A small portion of supply comes from surface sources and is processed through Company-owned water treatment plants. On average, slightly more than half of the water we deliver to our customers is pumped from wells or received from a surface supply with the remainder purchased from wholesale suppliers. Water purchased from suppliers usually costs us more than surface supplied or well pumped water. The cost of purchased water for delivery to customers represented 34.0% and 32.6% of our total operating costs in 2016 and 2015, respectively. Water purchased from suppliers will require renewal of our contracts upon expiration and may result in significant price increases under any such renewed contracts.
Wholesale water suppliers may increase their prices for water delivered to us based on factors that affect their operating costs. Purchased water rate increases are beyond our control. In California, effective July 1, 2008, our ability to recover increases in the cost of purchased water changed with the adoption of the MCBA. With this change, actual purchased water costs are compared to authorized purchased water costs, with variances netted against the variances in purchased power, pump tax, and metered revenue, being recorded to revenue. The balance in the MCBA will be collected in the future by billing the net WRAM and MCBA accounts receivable balances over 12, 18, and 18+ month periods, which may have a short-term negative impact on cash flow.
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
Purchased power is a significant operating expense. During 2016 and 2015, purchased power expense represented 5.1% and 5.4% of our total operating costs, respectively. These costs are beyond our control and can change unpredictably and substantially as occurred in California during 2001 when rates paid for electricity increased 48%. As with purchased water, purchased power costs are included in the MCBA. Cash flows between rate filings may be adversely affected until the Commission authorizes a rate change, but earnings will be minimally impacted. Cost of chemicals used in the delivery of water is not an element of the MCBA, and therefore, variances in quantity or cost could impact the results of operations.

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
As a holding company, we conduct substantially all of our operations through our subsidiaries and our only significant assets are investments in those subsidiaries. 93% of our revenues are derived from the operations of California Water Service Company. As a result, we are dependent on cash flow from our subsidiaries, and California Water Service Company in particular, to meet our obligations and to pay dividends on our common stock.

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
Our billed revenues and cash flows from operations will decrease if a significant business or industrial customer terminates or materially reduces its use of our water. Approximately $151.5 million, or 24.9%, of our 2016 water utility revenues was derived from business and industrial customers. However, if any of our large business or industrial customers in California reduce or cease its consumption of our water, the impact to net operating income would be minimal to our operations due to the WRAM and MCBA, but could impact our cash flows. In Hawaii, we serve a number of large resorts which if their water usage was reduced or ceased could have a material impact to our Hawaii operation. The delay between such date and the effective date of the rate relief may be significant and could adversely affect our operating results and cash flows.
Our operating cost and costs of providing services may rise faster than our revenues.
Our ability to increase rates over time is dependent upon approval of such rate increases by the Commissions, or in the case of the City of Hawthorne and the City of Commerce, the City Council, which may be inclined, for political or other reasons, to limit rate increases. However, our costs, which are subject to market conditions and other factors, may increase significantly. The second largest component of our operating costs after water production is made up of salaries and wages. These costs are affected by the local supply and demand for qualified labor. Other large components of our costs are general insurance, workers compensation insurance, employee benefits and health insurance costs. These costs may increase disproportionately to rate increases authorized by the Commissions and may have a material adverse effect on our future results of operations.
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
Labor relations matters could adversely affect our operating results.
At December 31, 2016, 741 of our 1,163 total employees were union employees. Most of our unionized employees are represented by the Utility Workers Union of America, AFL-CIO, except certain engineering and laboratory employees who are represented by the International Federation of Professional and Technical Engineers, AFL-CIO.
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
Although we own facilities in a number of states, over 93% of our operations are located in California. As a result, we are largely subject to weather, political, water supply, labor, energy cost, regulatory and economic risks affecting California.
We are also affected by the real property market in California. In order to grow our business, we may need to acquire additional real estate or rights to use real property owned by third parties, the cost of which tends to be higher and more volatile in California than in other states. The value of our assets in California may decline if there is a decline in the California real estate market which results in a significant decrease in real property values.
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
The accuracy of our judgments and estimates about financial and accounting matters will impact our operating results and financial condition.
We make certain estimates and judgments in preparing our financial statements regarding, among others:

•	the useful life of intangible rights;

•	the number of years to depreciate certain assets;

•	amounts to set aside for uncollectible accounts receivable, inventory obsolescence and uninsured losses;

•	our legal exposure and the appropriate accrual for claims, including medical claims and workers' compensation claims;

•	future costs and assumptions for pensions and other postretirement benefits;

•	regulatory recovery of regulatory assets;

•	possible tax uncertainties; and

•	projected collections of WRAM and MCBA receivables.
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
Item 1B.    Unresolved Staff Comments.
None.
Item 2.    Properties.
Our physical properties consist of offices and water facilities to accomplish the production, storage, treatment, and distribution of water. These properties are located in or near the geographic service areas listed above in Item 1, "Business—Geographical Service Areas and Number of Customer Connections at Year-end." Our headquarters, which houses accounting, engineering, information systems, human resources, purchasing, regulatory, water quality, and executive staff, is located in San Jose, California.
The real properties owned are held in fee simple title. Properties owned by Cal Water are subject to the lien of an Indenture of Mortgage and Deed of Trust dated March 16, 2016, October 13, 2015, November 17, 2010, and April 17, 2009 (the California Indenture), securing Cal Water's first mortgage bonds, of which $547.0 million was outstanding at December 31, 2016. The California Indenture contains certain restrictions common to such types of instruments regarding the disposition of property and includes various covenants and restrictions. At December 31, 2016, our California utility was in compliance with the covenants of the California Indenture.
Cal Water owns 614 wells and operates five leased wells. There are 429 owned storage tanks with a capacity of 275 million gallons, two leased storage tanks with a capacity of 0.4 million gallons, 30 managed storage tanks with a capacity of 32.4 million gallons, and three reservoirs with a capacity of 220 million gallons. Cal Water owns and operates six surface water treatment plants with a combined capacity of 46 million gallons per day. There are 5,808 miles of supply and distribution mains in the various systems.
Hawaii Water owns 22 wells and manages two irrigation wells. There are 24 storage tanks with a storage capacity of 20.1 million gallons. There are 70 miles of supply and distribution lines. Hawaii Water operates five wastewater treatment facilities with a combined capacity to process approximately 1.8 million gallons per day. There are 26 miles of sewer collection mains.
Washington Water owns 350 wells and manages 121 wells. There are 137 owned storage tanks and 34 managed storage tanks with a storage capacity of 10 million gallons. There are 330 miles of supply and distribution lines.
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

PART II
Item 5.    Market for Registrant's Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Our common stock is traded on the New York Stock Exchange under the symbol "CWT." At December 31, 2016, there were 47,964,915 common shares outstanding. There were 1,981 common stockholders of record as of February 6, 2017.
During 2016, we paid a cash dividend of $0.6900 per common share, or $0.1725 per quarter. During 2015, we paid a cash dividend of $0.6700 per common share, or $0.1675 per quarter. On January 25, 2017, our Board of Directors declared a quarterly cash dividend of $0.1800 per common share payable on February 17, 2017, to stockholders of record on February 6, 2017. This represents our 50th consecutive year of increasing the annual dividend and marks the 288th consecutive quarterly dividend.
We presently intend to pay quarterly cash dividends in the future consistent with past practices, subject to our earnings and financial condition, restrictions set forth in our debt instruments, regulatory requirements and such other factors as our Board of Directors may deem relevant.
During 2016 and 2015, the common stock market price range and dividends per share for each quarter were as follows:

2016	First	Second	Third	Fourth
Common stock market price range:
High	$27.33	$34.95	$35.62	$36.85
Low	22.48	26.22	29.93	29.25
Dividends paid per common share	0.1725	0.1725	0.1725	0.1725

2015	First	Second	Third	Fourth
Common stock market price range:
High	$25.99	$25.30	$24.36	$24.35
Low	23.63	22.58	19.55	21.01
Dividends paid per common share	0.1675	0.1675	0.1675	0.1675
Five-Year Performance Graph
The following performance graph compares the changes in the cumulative shareholder return on California Water Service Group's common stock with the cumulative total return on the Robert W. Baird Water Utility Index and the Standard & Poor's 500 Index during the last five years ended December 31, 2016. The comparison assumes $100 was invested on December 31, 2011, in California Water Service Group's common stock and in each of the forgoing indices and assumes reinvestment of dividends.

Performance Graph Data

The following descriptive data is supplied in accordance with Rule 304(d) of Regulations S-T:

	2011	2012	2013	2014	2015	2016
California Water Service Group	100	104	135	148	144	215
S&P 500	100	116	154	175	177	198
RW Baird Water Utility Index	100	120	142	178	202	241
An initial $10,000 investment in the common stock of California Water Service Group on December 31, 2011 including reinvestment of dividends would be worth $21,500 at the end of the 5-year period ending December 31, 2016.
Item 6.    Selected Financial Data.
The following selected consolidated financial data should be read in conjunction with our Consolidated Financial Statements and the Notes thereto and the information contained in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."
Historical results are not necessarily indicative of future results.

FIVE YEAR FINANCIAL REVIEW

	2016	2015	2014	2013	2012
	(Dollars in thousands, except per common share and other data)
Summary of Operations
Operating revenue
Residential	$439,668	$416,102	$406,322	$406,824	$394,736
Business	123,395	116,639	111,438	111,529	106,674
Industrial	28,086	31,725	24,957	26,290	25,467
Public authorities	33,604	26,042	30,810	31,067	29,568
Other	19,148	18,094	16,766	17,553	26,567
MCBA net adjustment to increase (decrease) revenue	(34,531)	(20,234)	7,206	(9,160)	(23,046)
Total operating revenue	609,370	588,368	597,499	584,103	559,966
Total operating expenses	533,176	517,215	515,652	510,098	486,123
Interest expense, other income and expenses, net	27,519	26,136	25,109	26,751	25,015
Net income	$48,675	$45,017	$56,738	$47,254	$48,828
Common Share Data
Earnings per share—diluted	$1.01	$0.94	$1.19	$1.02	$1.17
Dividend paid	0.690	0.670	0.650	0.640	0.630
Dividend payout ratio	68%	71%	55%	63%	54%
Book value per share	$13.75	$13.41	$13.11	$12.54	$11.30
Market price at year-end	33.90	23.27	24.61	23.07	18.35
Common shares outstanding at year-end (in thousands)	47,965	47,875	47,806	47,741	41,908
Return on average common stockholders' equity	7.5%	7.1%	9.3%	8.8%	10.6%
Long-term debt interest coverage	3.45	3.67	4.29	3.42	3.45
Balance Sheet Data
Net utility plant	$1,859,277	$1,701,768	$1,590,431	$1,515,831	$1,457,056
Total assets*	2,411,745	2,241,253	2,182,711	1,954,741	1,990,333
Long-term debt including current portion*	557,953	514,045	421,200	428,936	475,659
Capitalization ratios:
Common stockholders' equity*	54.2%	55.5%	59.8%	58.3%	49.9%
Long-term debt*	45.8%	44.5%	40.2%	41.7%	50.1%
Other Data
Estimated water production (million gallons)
Wells and surface supply	50,942	51,413	61,848	64,161	66,184
Purchased	48,154	47,486	56,434	62,202	59,708
Total estimated water production	99,096	98,899	118,282	126,363	125,892
Metered customers	485,200	477,300	472,500	464,800	458,400
Flat-rate customers	26,300	31,700	33,600	38,100	42,300
Customers at year-end**	511,500	509,000	506,100	502,900	500,700
New customers added	2,500	2,900	3,200	2,200	1,200
Revenue per customer	$1,191	$1,156	$1,181	$1,161	$1,118
Utility plant per customer	5,312	4,925	4,628	4,401	4,187
Employees at year-end	1,163	1,155	1,105	1,125	1,131
_______________________________________________________________________________
*    The five year financial review for 2015, 2014, 2013, and 2012 reflect the retrospective adoption of ASU 2015-03 (refer to Note 2 of the Notes to the consolidated Financial Statements for more details).
**    Includes customers of the City of Hawthorne and City of Commerce

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.
Overview
In 2016 and 2015, net income was $48.7 million and $45.0 million, respectively. Diluted earnings per share increased $0.07 to $1.01 or 7.5% from 2015 to 2016. The $3.7 million increase in net income was primarily a result of a $2.8 million net resolution of several regulatory memorandum and balancing accounts in the Cal Water 2015 GRC settlement agreement, a $1.9 million increase from the recovery of prior years’ incremental drought program costs, and a $1.7 million increase in estimated unbilled revenue in 2016. These increases were partially offset by increases in other operations expense, which included a GRC settlement agreement to write-off $3.2 million associated with a cancelled water supply project in Bakersfield, increases in depreciation and amortization, maintenance, property tax, employee wage, and net interest expenses. Net other income increased $1.9 million to $3.0 million in 2016, due primarily to the resolution of $1.5 million of litigation proceeds in the GRC settlement agreement and unrealized gains on our benefit plan insurance investments.
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
The balances in the WRAM and MCBA assets and liabilities accounts will fluctuate on a monthly basis depending upon the variance between adopted and actual results. The recovery or refund of the WRAM is netted against the MCBA over- or under-recovery for the corresponding district and the deferred net balances are interest bearing at the current 90-day commercial paper rate. At the end of the calendar year, Cal Water files with the CPUC to refund or collect the balance in the accounts. The majority of under-collected net WRAM and MCBA receivable balances are collected over 12 and 18 months. Cal Water defers any net WRAM and MCBA revenues and associated costs whenever the net receivable balances are estimated to be collected more than 24 months after the respective reporting period in which it was recorded. The deferred net WRAM and MCBA revenue and associated costs were determined using forecasts of customer consumption trends in future reporting periods and the timing of when the CPUC will authorize Cal Water's filings to recover unbilled balances. Deferred revenues and associated costs are recorded in the periods when the collection is within 24 months of the respective reporting period.
Customers' meter reads occur on various business days throughout the month. As a result, there are unmetered or unbilled customer usage each month. The estimated unbilled revenue for monthly unmetered customer usage is recorded using the number of unbilled days for that month and average daily customer billing rate for the previous month. The average daily customer billing rate for the previous month fluctuates depending on customer usage. Estimated unbilled revenue is not included in the WRAM until it is billed.
Flat rate customers are billed in advance at the beginning of the service period. The revenue is prorated so that the portion of revenue applicable to the current period is included in that period's revenue, with the balance recorded as unearned revenue on the balance sheet and recognized as revenue when earned in the subsequent accounting period. Our unearned revenue liability was $0.8 million as of December 31, 2016 and was $1.3 million as of December 31, 2015. This liability is included in "other accrued liabilities" on our consolidated balance sheets.
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
Income Taxes
We account for income taxes using the asset and liability method. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. We measure deferred tax assets and liabilities at enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We recognize the effect on the deferred tax assets and liabilities of a change in tax rate in the period that includes the enactment date. We must also assess the likelihood that deferred tax assets will be recovered in future taxable income and, to the extent recovery is not probable, a valuation allowance would be recorded. In management's view, a valuation allowance was not required as of December 31, 2016 and December 31, 2015.
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
Changes to the pension benefits actuarial assumptions can significantly affect pension costs, regulatory assets, and liabilities. The following table reflects the sensitivity of pension amounts reported for the year ended December 31, 2016, to changes in actuarial assumptions:

	Increase/(Decrease) in Pension Benefits Actuarial Assumption	Increase/(Decrease) in 2016 Net Periodic Benefit Cost	Increase/(Decrease) in Projected Benefit Obligation as of December 31, 2016
Discount rate	(0.5)%	$6,059	$56,698
Long-term rate of return on plan assets	(0.5)%	1,679	—
Rate of compensation increases	(0.5)%	(2,520)	(14,738)
Cost of living adjustment	(0.5)%	(4,860)	(35,153)
Discount rate	0.5%	(5,326)	(49,393)
Long-term rate of return on plan assets	0.5%	(1,679)	—
Rate of compensation increases	0.5%	2,734	15,952

Results of Operations
Operating Revenue
Operating revenue in 2016 was $609.4 million, an increase of $21.0 million, or 3.6%, over 2015. Operating revenue in 2015 was $588.4 million, a decrease of $9.1 million, or 1.5%, over 2014. The sources of changes in operating revenue were:

	2016	2015
	Dollars in millions
Net change due to rate changes, usage, and other (1)	$38.2	$9.7
MCBA revenue (2)	(14.3)	(27.4)
Other balancing account revenue (3)	(7.5)	12.1
Deferral of revenue (4)	4.6	(3.5)
Net change	$21.0	$(9.1)
_______________________________________________________________________________

(1)
In 2016, the operating revenue increase is due to rate increases (see table in Rates and Regulation section below) and an increase of $2.6 million in estimated unbilled revenue mostly due more unbilled days at the end of 2016 as compared to 2015. The operating revenue increase in 2015 resulted from rate increases which was partially offset by a $7.3 million reduction in estimated unbilled revenue in 2015 mostly due to a decrease in customer consumption and the Cal Water 2012 GRC decision rate design changes in 2014.

(2)
The MCBA revenue decrease in 2016 and 2015 resulted from a significant reduction in customer consumption in California caused by drought conditions. As required by the MCBA mechanism, the reduction to water production costs in California also reduced operating revenue in the same amount.

(3)
The other balancing accounts revenue consists of the pension, conservation and health care balancing account revenues. Pension and conservation balancing account revenues are the differences between actual expenses and adopted rate recovery. Health care balancing account revenue is 85% of the difference between actual health care expenses and adopted rate recovery. In 2016, the decrease in revenue was due to a decrease in pension expense and a decrease in health care expenses. In 2015, the increase in revenue was due to an increase in pension expense and an increase in conservation spending.

(4)
The deferral of revenue is the balancing account balances that are expected to be collected from customers beyond 24 months following the end of the accounting period in which these revenues were earned. In 2016, the balancing account balance decreased as a result of the drought surcharge. In 2015, the balancing account balance increased as a result of a significant reduction in customer consumption in California caused by drought conditions.

Water Production Expenses
Water production expenses, which consist of purchased water, purchased power, and pump taxes, comprise the largest segment of total operating expenses. Water production costs accounted for 41.3% and 40.2%, of total operating costs in 2016 and 2015, respectively. The rates charged for wholesale water supplies, electricity, and pump taxes are established by various public agencies. As such, these rates are beyond our control.
The table below provides the change in water production expenses during the past 2 years:

	2016			2015
	Amount	Change	% Change	Amount	Change	% Change
	Dollars in millions
Purchased water	$181.5	$13.0	7.7%	$168.5	$(9.4)	(5.3)%
Purchased power	27.2	(0.7)	(2.5)%	27.9	(5.2)	(15.7)%
Pump taxes	11.3	(0.2)	(1.7)%	11.5	(1.4)	(10.9)%
Total water production expenses	$220.0	$12.1	5.8%	$207.9	$(16.0)	(1.0)%
The principal factors affecting water production expenses are the quantity, price and source of the water. Generally, water from wells costs less than water purchased from wholesale suppliers.

The table below provides the amounts, percentage change, and source mix for the respective years:

	2016		2015		2014
	MG	% of Total	MG	% of Total	MG	% of Total
	Millions of gallons (MG)
Source:
Wells	46,239	46.6%	48,201	48.7%	57,866	48.9%
% change from prior year	(4.1)%		(16.7)%		(1)%
Purchased	48,154	48.6%	47,486	48.0%	56,434	47.7%
% change from prior year	1.4%		(15.9)%		(9.3)%
Surface	4,703	4.8%	3,212	3.3%	3,982	3.4%
% change from prior year	46.4%		(19.3)%		(30.5)%
Total	99,096	100.0%	98,899	100.0%	118,282	100%
% change from prior year	0.2%		(16.4)%		(6.4)%
Purchased water expenses are affected by changes in quantities purchased, supplier prices, and cost differences between wholesale suppliers. The MCBA mechanism is designed to recover all incurred purchased water expenses.
For 2016, the $13.0 million increase in purchased water expenses is due to a 1.4% increase in purchased quantities and an overall blended wholesale water rates increase of 6.2% in 2016. Purchased water expenses for 2016 was partially offset by lease water rights credits of $0.4 million.
For 2015, the $9.4 million decrease in purchased water expenses is due to a 15.9% decrease in purchased quantities. On an overall blended basis, wholesale water rates increased 13.1% on a cost-per-million-gallon basis in 2015. Purchased water expenses for 2015 was partially offset by lease water rights credits of $0.3 million.
Purchased power expenses are affected by the quantity of water pumped from wells and moved through the distribution system, rates charged by electric utility companies, and rate structures applied to usage during peak and non-peak times of the day or season. In 2016, purchased power expenses decreased $0.7 million, or 2.5%, mainly due to 4.1% decrease in well water production. In 2015, purchased power expenses decreased $5.2 million, or 15.7%, mainly due to 16.4% decrease in water production.
Changes in climate change regulations could increase the cost of purchased power expenses which in turn would result in an increase in the rates our power suppliers charge us. Any change in pricing of our purchased power expenses in California would be recovered from our customers by the MCBA. Any change in power costs in other states would be requested to be recovered by the customers in those states. The impact of such legislation, is dependent upon the enacted date, the factors that impact our suppliers cost structure, and their ability to pass the costs to us in their approved tariffs. These items are not known at this time.
Administrative and General Expenses
Administrative and general expenses include payroll related to administrative and general functions, all employee benefits charged to expense accounts, insurance expenses, legal fees, expenses associated with being a public company, and general corporate expenses.
During 2016, administrative and general expenses decreased $14.6 million or 12.9%, as compared to 2015. The decrease was mostly due to decreases in employee pension and other postretirement benefit costs of $10.2 million, a decrease in California drought program costs of $3.0 million, and a decrease in uninsured loss costs of $0.9 million. The decreases were partially offset by employee wage increases of $1.1 million. Wage increases became effective January 1, 2016. Employee pension benefit expenses are fully recovered in rates and are tracked in a balancing account, such that revenues are recovered on a dollar-for-dollar basis up to the amounts authorized in the 2012 GRC. Employee and retiree medical expenses are recovered in rates up to 85% of adopted values and are tracked in a balancing account as authorized in the 2012 GRC.
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
During 2016, other operations expenses increased $12.8 million, or 19.1%, compared to 2015. The increase was mostly due to $4.4 million of MCBA costs associated with the realization of operating revenue that was deferred in prior years, the Cal Water 2015 settlement agreement included a $3.2 million write-off of capital costs, conservation program expense increases of $1.8 million, and employee wage increases of $0.7 million. The $3.2 million write-off of capital costs was for engineering design costs for a canceled Cal Water and City of Bakersfield water treatment plant project, previously recorded as property held for future use. Conservation program expenses are fully recovered in rates and are tracked in a balancing account if it is within the authorized amount, such that revenues are recovered on a dollar-for-dollar basis up to the amounts authorized in the 2012 GRC.
During 2015, other operations expenses increased $1.4 million, or 2.2%, compared to 2014. The increase was mostly due to conservation program expense increases of $3.2 million, employee wage increases of $1.4 million, and drought-related expense increases of $0.6 million, which was partially offset by water treatment cost decreases of $2.1 million. Conservation program expenses are fully recovered in rates and are tracked in a balancing account, such that revenues are recovered on a dollar-for-dollar basis up to the amounts authorized in the 2012 GRC.
Maintenance
Maintenance expenses increased $1.5 million, or 7.1%, in 2016, compared to 2015 due to increased costs for repairs of transmission and distribution mains, tanks, and services.
Maintenance expenses increased $1.6 million, or 8.1%, in 2015, compared to 2014 due to increased costs for repairs of transmission and distribution mains.
Depreciation and Amortization
Depreciation and amortization increased $2.2 million in 2016, or 3.6%, mostly due to 2015 capital additions.
Depreciation and amortization increased $0.2 million in 2015, or 0.3%, mostly due to 2014 capital additions.
Income Taxes
For 2016, income taxes increased $0.3 million, or 1.1%, as compared to 2015. The increase was mostly due to an increase operating income in 2016 which was partially offset by an increase in the tax benefit from the flow thorough method of accounting for repairs deductions on state corporate income tax filings.
For 2015, income taxes decreased $2.2 million as compared to 2014. The decrease was mostly due to a decrease in net operating income which was partially offset by a $4.8 million tax benefit in 2014 and none in 2015. Income tax on other income and expenses in 2015 decrease $0.5 million mostly due to a decrease in non-operating income as compared to the prior year.
Property and Other Taxes
For 2016, property and other taxes increased $1.7 million, or 7.8%, as compared to 2015. The increase was mostly due to an increase in our assessed property values because of utility plant placed in service during 2015.
For 2015, property and other taxes increased $0.8 million, or 4.0% as compared to 2014. The increase was mostly due to an increase in our assessed property values because of utility plant placed in service during 2014.
Non-Regulated Revenue and Expense, Net
In 2016, non-regulated income net of expenses increased $1.9 million, or 163.0%, as compared to 2015. The increase was mostly due to the recognition of $1.5 million of litigation proceeds from the Cal Water 2015 GRC settlement agreement and unrealized gains on our benefit plan insurance investments.
In 2015, non-regulated income net of expenses decreased $0.7 million, or 38.3%, as compared to 2014. The decrease was mostly due to an unrealized loss on our benefit plan insurance investments.

Interest Expenses
In 2016, net interest expense, increased $3.2 million compared to 2015. The increase was mostly due to $100.0 million of first mortgage bonds issued in October 2015 and $50.0 million of first mortgage bonds issued in March 2016, which was partially offset by an increase in capitalized interest charged to construction projects in 2016.
In 2015, net interest expense increased $0.3 million compared to 2014. The increase was mostly due to the sale of $100.0 million of First Mortgage Bonds during the fourth quarter of 2015.
Rates and Regulation
The following is a summary of 2016 rate filings. A description of the "Type of Filing" can be found in "Item 1 - Rates and Regulation" section above. California decisions and resolutions may be found on the CPUC website at www.cpuc.ca.gov.

Type of Filing	Decision/Resolution	Approval Date	Increase (Decrease) Annual Revenue	CA District/ Subsidiary
GRC and Offset Filings
Escalation Rate Increase	AL 2196-98	Jan 2016	$4.9 million	17 districts
2016 Expense Offset	AL 2200-2206, 2208	Jan 2016	$4.8 million	6 districts
2016 Expense Offset	AL 2217-2219, 2221, 2222,2224	Jul 2016	$13.3 million	6 districts
2016 Rate Base Offset	AL 2220	Aug 2016	$0.2 million	1 district
2016 Expense Offset	AL 2223	Aug 2016	$0.6 million	1 district
Hawaii Water GRCs		Various	$1.1 million	Hawaii Water
New Mexico Water		Various	$0.1 million	New Mexico
The estimated impact of current and prior year rate changes on operating revenues compared to prior years is listed in the following table:

	2016	2015	2014
	Dollars in millions
General Rate Case (a)(b)	$2.2	$1.0	$(4.0)
Step rate increases	4.9	4.8	—
Offset (purchased water/pump taxes)	23.6	17.7	6.1
Other rate increases	—	—	0.1
Total rate increases	$30.7	$23.5	$2.2
_______________________________________________________________________________

(a)	Includes rate changes for the Cal Water 2012 GRC decision and ratebase offsets in 2016, 2015 and 2014, and Hawaii Water GRC decisions in 2016, 2015, and 2014.

(b)	Operating revenue increases from rate increases in New Mexico Water and Washington Water were not significant and were excluded from figures above for 2015 and 2014.
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
California's normal weather pattern yields little precipitation between mid-spring and mid-fall. The Washington Water service areas receive precipitation in all seasons, with the heaviest amounts during the winter. New Mexico Water's rainfall is heaviest in the summer monsoon season. Hawaii Water receives precipitation throughout the year, with the largest amounts in the winter months. Water usage in all service areas is highest during the warm and dry summers and declines in the cool winter months. Rain and snow during the winter months replenish underground water aquifers and fill reservoirs, providing the water supply for subsequent delivery to customers. Management believes that supply pumped from underground aquifers and purchased from wholesale suppliers will be adequate to meet customer demand during 2017 and beyond. However, water rationing may be required in future periods, if declared by the state or local jurisdictions. Long-term water supply plans are developed for each of our districts to help assure an adequate water supply under various operating and supply conditions. Some districts have unique challenges in meeting water quality standards, but management believes that supplies will meet current standards using current treatment processes.
Liquidity and Capital Resources
Cash flow from Operations
During 2016, we generated cash flow from operations of $159.7 million, compared to $144.6 million during 2015. The increase in 2016 was mostly due to rate increases as authorized by the Cal Water 2012 GRC decision.
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
Investing Activities
During 2016, 2015 and 2014, we used $228.9 million, $176.8 million, and $132.0 million, respectively, of cash for capital expenditures, both Company-funded and developer-funded. The 2016 capital expenditures exceeded the high end of the budgeted capital expenditures of $190.0 million. Annual expenditures fluctuate each year due to the availability of construction resources and our ability to obtain construction permits in a timely manner.
Financing Activities
During 2016, Cal Water sold $50.0 million of first mortgage bonds and used the net proceeds of $49.8 million to pay down short term borrowings; the Company borrowed $145.1 million, and paid down $81.6 million on our unsecured revolving credit facilities to fund capital expenditures and general corporate purposes. The Company added $21.4 million of advances and contributions in aid of construction, which was reduced by refunds to developers of $6.9 million.
During 2015, Cal Water sold $100.0 million of first mortgage bonds and used the net proceeds of $99.3 million to pay down outstanding short-term borrowings and fund capital expenditures and general corporate purposes. In 2015, the Company borrowed $94.3 million, net of the expenses of $1.2 million, and paid down $141.0 million on our unsecured revolving credit facilities to fund capital expenditures and general corporate purposes. The Company added $16.0 million of advances and contributions in aid of construction, which was reduced by refunds to developers of $6.7 million.
During 2014, the Company borrowed $117.3 million and paid down $85.0 million on our unsecured revolving credit facilities to fund capital expenditures and general corporate purposes. Also, the Company added $12.3 million of advances and contributions in aid of construction, which was reduced by refunds to developers of $6.6 million. There was $0.5 million of new debt added to long-term debt during 2014. The Company did not issue Company common stock or first mortgage bonds in 2014. The under-collected interim rates receivable balance was $26.9 million as of December 31, 2014 and was financed with our unsecured revolving credit facilities.
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

The under-collected WRAM and MCBA receivable balances were $39.2 million, $42.0 million, and $47.1 million as of December 31, 2016, 2015, and 2014, respectively. The decrease of $2.8 million as of December 31, 2016 compared to the prior year was mostly due to $25.9 million of drought surcharges in 2016, which was partially offset by a 2.7% decrease in customer usage in California. The decrease of $5.1 million as of December 31, 2015 compared to the prior year was mostly due to $36.9 million of drought surcharges in 2015, which was partially offset by delays between the timing of when water production cost increases were effective and when cost-offset filings were authorized in 2015. The under-collected net WRAM and MCBA receivable balances were primarily financed by Cal Water with short-term and long-term financing arrangements to meet operational cash requirements. Interest on the under-collected net WRAM and MCBA receivable balances, the interest recoverable from customers, is limited to the current 90-day commercial paper rate, which is significantly lower than Cal Water's short and long-term financing rates.
Bond principal and other long-term debt payments were $7.0 million during 2016, $7.0 million during 2015, and $8.7 million during 2014.
At the January 2017 meeting, the Board of Directors declared the quarterly dividend, increasing it for the 50th consecutive year. The quarterly dividend was raised from $0.1725 to $0.1800 per common share, or an annual rate of $0.7200 per common share. Dividends have been paid for 71 consecutive years. The annual dividends paid per common share in 2016, 2015, and 2014 were $0.6900, $0.6700, and $0.6500, respectively. Earnings not paid as dividends are reinvested in the business for the benefit of stockholders. The dividend payout ratio was 68% in 2016, 71% in 2015 and 55% in 2014, for an average of 64% over the 3-year period. Our long-term targeted dividend payout ratio is 60%.
Short-Term Financing
Short-term liquidity is provided by the bank lines of credit described above and by internally generated funds. Long-term financing is accomplished through the use of both debt and equity. As of December 31, 2016, there were short-term borrowings of $97.1 million outstanding on our unsecured revolving line of credit, compared to $33.6 million outstanding on our unsecured revolving line of credit as of December 31, 2015. As of December 31, 2015, there were short-term borrowings of $33.6 million outstanding on our unsecured revolving line of credit, compared to $79.1 million outstanding on our original unsecured revolving line of credit as of December 31, 2014.
Given our ability to access our lines of credit on a daily basis, cash balances are managed to levels required for daily cash needs and excess cash is invested in short-term or cash equivalent instruments. Minimal operating levels of cash are maintained for Washington Water, New Mexico Water, and Hawaii Water.
The Company and subsidiaries which it designates may borrow up to $150.0 million under its short-term credit facility. Cal Water may borrow up to $300.0 million under its credit facility; however, all borrowings need to be repaid within 24 months unless otherwise authorized by the CPUC.
Both short-term credit agreements contain affirmative and negative covenants and events of default customary for credit facilities of this type including, among other things, limitations and prohibitions relating to additional indebtedness, liens, mergers, and asset sales. Also, these unsecured credit agreements contain financial covenants governing the Company and its subsidiaries' consolidated total capitalization ratio not to exceed 66.7% and interest coverage ratio of three or more. As of December 31, 2016, the Company's consolidated total capitalization ratio was 52.6% (trade payable and short term borrowings are included as debt for this calculation) and the interest coverage ratio was greater than five. In summary, we have met all of the covenant requirements and are eligible to use the full amounts of these credit agreements.
Long-Term Financing
Cal Water is authorized to issue $350.0 million of debt and common stock to finance capital projects and operations by a CPUC decision dated September 23, 2010.
On March 16, 2016, Cal Water sold $50.0 million of first mortgage bonds and used the net proceeds of $49.8 million to pay down outstanding short-term borrowings, fund capital expenditures and for general corporate purposes. The Company made principal payments on first mortgage bonds and other long-term debt of $7.0 million during 2016. On October 13, 2015, Cal Water sold $100.0 million of first mortgage bonds and used the net proceeds of $99.3 million to pay down outstanding short-term borrowings, fund capital expenditures and for general corporate purposes. We made principal payments on first mortgage bonds and other long-term debt of $7.0 million during 2015. Long-term financing, which includes first mortgage bonds, senior notes, other debt securities, and common stock, has typically been used to replace short-term borrowings and fund capital expenditures. Internally generated funds, after making dividend payments, provide positive cash flow, but have not been at a level to meet the needs of our capital expenditure requirements. Management expects this trend to continue given our capital expenditures plan for the next five years. Some capital expenditures are funded by payments received from developers for contributions in aid of construction or advances for construction. Funds received for contributions in aid of construction are non-refundable, whereas funds classified as advances in construction are refundable. Management believes long-term financing is available to meet our cash flow needs through issuances in both debt and equity instruments.
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

Contractual Obligations
The contractual obligations presented in the table below represent our estimates of future payments under fixed contractual obligations and commitments. Changes in our business needs, cancellation provisions and changes in interest rates, as well as action by third parties and other factors, may cause these estimates to change. Therefore, our actual payments in future periods may vary from those presented in the table below. The following table summarizes our contractual obligations as of December 31, 2016.

	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	After 5 Years
	(In thousands)
Long-term debt(*)	$554,967	$26,448	$121,306	$26,612	$380,601
Interest payments	380,590	30,924	54,766	43,106	251,794
Advances for construction	182,448	7,896	15,346	15,293	143,913
Pension and postretirement benefits(**)	193,182	11,970	28,631	34,985	117,596
Capital lease obligations(***)	9,718	1,109	2,264	1,880	4,465
Facility leases	6,595	1,075	1,446	947	3,127
System lease	1,338	845	493	—	—
Water supply contracts	677,556	28,823	57,648	57,650	533,435
TOTAL	$2,006,394	$109,090	$281,900	$180,473	$1,434,931
_______________________________________________________________________________

*	Excludes capital lease obligations as reported below. Also, excludes unamortized debt issuance costs of $4.5 million.

**	Pension and postretirement benefits include $2.0 million of short-term pension obligations.

***	Capital lease obligations represent total cash payments to be made in the future and include interest expense of $2.2 million.
For pension and postretirement benefits other than pensions obligations, see Note 11 of the Notes to the consolidated Financial Statements.
Long-term debt payments include annual sinking fund payments on first mortgage bonds, maturities of long-term debt, and annual payments on other long-term obligations.
Advances for construction represent annual contract refunds to developers for the cost of water systems paid for by the developers. The contracts are non-interest bearing, and refunds are generally on a straight-line basis over a 40-year period. System and facility leases include obligations associated with leasing water systems and rents for office space.
For capital lease obligations, facility leases, and system lease, see Note 14 of the Notes to the consolidated Financial Statements.
Cal Water has water supply contracts with wholesale suppliers in 14 of its operating districts and for the two leased systems in Hawthorne and Commerce. For each contract, the cost of water is established by the wholesale supplier and is generally beyond our control. The amount paid annually to the wholesale suppliers is charged to purchased water expense on our statement of income. Most contracts do not require minimum annual payments and vary with the volume of water purchased. For more details related to water supply contracts, see Note 11 of the Notes to the consolidated Financial Statements.
Capital Requirements
Capital requirements consist primarily of new construction expenditures for expanding and replacing utility plant facilities and the acquisition of water systems. They also include refunds of advances for construction.
Company-funded and developer-funded utility plant expenditures were $228.9 million, $176.8 million, and $132.0 million in 2016, 2015, and 2014, respectively. A majority of capital expenditures was associated with mains and water treatment equipment.
For 2017, the Company is estimating its capital expenditures to be between $200 million and $220 million based on the 2015 GRC in California and normal capital needs in the other subsidiaries. Capital expenditures in California are evaluated in the context of the pending GRC and may change as the case moves forward. We expect our annual capital expenditure to increase during the next five years due to increasing needs to replace and maintain infrastructure.

Management expects developer-funded expenditures in 2017. These expenditures will be financed by developers through refundable advances for construction and non-refundable contributions in aid of construction. Developers are required to deposit the cost of a water construction project with us prior to our commencing construction work, or the developers may construct the facilities themselves and deed the completed facilities to us. Funds are generally received in advance of incurring costs for these projects. Advances are normally refunded over a 40-year period without interest. Future payments for advances received are listed under contractual obligations above. Because non-Company-funded construction activity is solely at the discretion of developers, we cannot predict the level of future activity. The cash flow impact is expected to be minor due to the structure of the arrangements.
Capital Structure
Common stockholders' equity was $659.5 million at December 31, 2016 compared to $642.2 million at December 31, 2015. The Company issued additional long-term debt of $49.8 million net of expenses in 2016. The Company did not sell shares of its common stock in 2016.
Total capitalization, including the current portion of long-term debt, at December 31, 2016, was $1,217.4 million and $1,156.2 million at December 31, 2015. In future periods, the Company intends to issue common stock and long-term debt to finance our operations. The capitalization ratios will vary depending upon the method we choose to finance our operations.
At December 31, capitalization ratios were:

	2016	2015
Common equity	54.2%	55.5%
Long-term debt	45.8%	44.5%
The return (from both regulated and non-regulated operations) on average common equity was 7.5% in 2016 compared to 7.1% in 2015. Cal Water does not include construction work in progress in its regulated rate base, instead including accumulated interest during construction in rate base as projects are completed. Construction work in progress for Cal Water was $127.4 million at December 31, 2016 and $135.9 million at December 31, 2015. The return on average common equity excluding construction work in progress was 9.4% and 8.6% in 2016 and 2015, respectively
Acquisitions
In 2016, 2015, and 2014 there were no significant acquisitions.
Real Estate Program
We own real estate. From time to time, certain parcels are deemed no longer used or useful for water utility operations. Most surplus properties have a low cost basis. We developed a program to realize the value of certain surplus properties through sale or lease of those properties. The program will be ongoing for a period of several years. There was a pre-tax loss of $0.1 million in 2016, a pre-tax gain of $0.3 million in 2015, and a pre-tax gain of less than $0.1 million in 2014. As sales are dependent on real estate market conditions, future sales, if any, may or may not be at prior year levels.
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
Over the next 12 months, approximately $26.2 million of the $558.0 million of existing long-term debt instruments will mature or require sinking fund payments. Applying a hypothetical 10 percent increase in the rate of interest charged on those borrowings would not have a material effect on our earnings.

Item 8.    Financial Statements and Supplementary Data.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
California Water Service Group
San Jose, California
We have audited the accompanying consolidated balance sheets of California Water Service Group and subsidiaries (the "Company") as of December 31, 2016 and 2015, and the related consolidated statements of income, common stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2016. We also have audited the Company's internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company's internal control over financial reporting based on our audits.
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
A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions , and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of California Water Service Group and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
/s/ DELOITTE & TOUCHE LLP
San Francisco, California
February 23, 2017

CALIFORNIA WATER SERVICE GROUP
Consolidated Balance Sheets

	December 31,
	2016	2015
	(In thousands, except per share data)
ASSETS
Utility plant:
Land	$40,283	$42,264
Depreciable plant and equipment	2,522,174	2,301,841
Construction work in progress	132,957	141,622
Intangible assets	21,925	21,219
Total utility plant	2,717,339	2,506,946
Less accumulated depreciation and amortization	(858,062)	(805,178)
Net utility plant	1,859,277	1,701,768
Current assets:
Cash and cash equivalents	25,492	8,837
Receivables: net of allowance for doubtful accounts of $830 and $730 in 2016 and 2015, respectively
Customers	30,305	31,512
Regulatory balancing accounts	30,332	35,052
Other	17,158	14,760
Unbilled revenue	25,228	23,181
Materials and supplies at weighted average cost	6,292	6,339
Taxes, prepaid expenses, and other assets	7,262	7,897
Total current assets	142,069	127,578
Other assets:
Regulatory assets	355,930	361,893
Goodwill	2,615	2,615
Other	51,854	47,399
Total other assets	410,399	411,907
TOTAL ASSETS	$2,411,745	$2,241,253
CAPITALIZATION AND LIABILITIES
Capitalization:
Common stock, $0.01 par value; 68,000 shares authorized, 47,965 and 47,875 outstanding in 2016 and 2015, respectively	$480	$479
Additional paid-in capital	334,856	333,135
Retained earnings	324,135	308,541
Total common stockholders' equity	659,471	642,155
Long-term debt, less current maturities	531,745	508,002
Total capitalization	1,191,216	1,150,157
Current liabilities:
Current maturities of long-term debt	26,208	6,043
Short-term borrowings	97,100	33,615
Accounts payable	77,813	66,380
Regulatory balancing accounts	4,759	2,227
Accrued other taxes	3,629	3,417
Accrued interest	5,661	5,088
Other accrued liabilities	35,060	31,128
Total current liabilities	250,230	147,898
Unamortized investment tax credits	1,798	1,872
Deferred income taxes	298,924	264,897
Regulatory liabilities	38,735	35,264
Pension and postretirement benefits other than pensions	222,691	236,266
Advances for construction	182,448	180,172
Contributions in aid of construction	180,790	177,577
Other long-term liabilities	44,913	47,150
Commitments and contingencies	—	—
TOTAL CAPITALIZATION AND LIABILITIES	$2,411,745	$2,241,253
See accompanying Notes to Consolidated Financial Statements.

CALIFORNIA WATER SERVICE GROUP
Consolidated Statements of Income

	For the Years Ended December 31,
	2016	2015	2014
	(In thousands, except per share data)
Operating revenue	$609,370	$588,368	$597,499
Operating expenses:
Operations:
Purchased water	181,515	168,557	177,884
Purchased power	27,180	27,890	33,159
Pump taxes	11,298	11,479	12,898
Administrative and general	98,474	113,110	97,373
Other	80,082	67,248	65,807
Maintenance	22,993	21,463	19,854
Depreciation and amortization	63,599	61,381	61,217
Income taxes	24,804	24,528	26,727
Property and other taxes	23,231	21,559	20,733
Total operating expenses	533,176	517,215	515,652
Net operating income	76,194	71,153	81,847
Other income and expenses:
Non-regulated revenue	16,585	15,624	17,318
Non-regulated expenses	(11,445)	(14,044)	(14,285)
(Loss) gain on sale of non-utility property	(146)	315	51
Income tax expense on other income and expenses	(2,012)	(761)	(1,245)
Net other income	2,982	1,134	1,839
Interest expense:
Interest expense	33,466	29,185	28,483
Less: capitalized interest	(2,965)	(1,915)	(1,535)
Net interest expense	30,501	27,270	26,948
Net income	$48,675	$45,017	$56,738
Earnings per share:
Basic	$1.02	$0.94	$1.19
Diluted	$1.01	$0.94	$1.19
Weighted average number of common shares outstanding:
Basic	47,953	47,865	47,791
Diluted	47,956	47,880	47,829
See accompanying Notes to Consolidated Financial Statements.

CALIFORNIA WATER SERVICE GROUP
Consolidated Statements of Common Stockholders' Equity
For the Years Ended December 31, 2016, 2015 and 2014

	Common Stock		Additional Paid-in Capital	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
	(In thousands)
Balance at December 31, 2013	47,741	$477	$328,364	$269,915	$598,756
Net income	—	—	—	56,738	56,738
Issuance of common stock	65	1	2,194	—	2,195
Dividends paid on common stock ($0.650 per share)	—	—	—	(31,063)	(31,063)
Balance at December 31, 2014	47,806	478	330,558	295,590	626,626
Net income				45,017	45,017
Issuance of common stock	69	1	2,577		2,578
Dividends paid on common stock ($0.670 per share)				(32,066)	(32,066)
Balance at December 31, 2015	47,875	479	333,135	308,541	642,155
Net income				48,675	48,675
Issuance of common stock	90	1	1,721		1,722
Dividends paid on common stock ($0.690 per share)				(33,081)	(33,081)
Balance at December 31, 2016	47,965	$480	$334,856	$324,135	$659,471
See accompanying Notes to Consolidated Financial Statements.

CALIFORNIA WATER SERVICE GROUP
Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2016	2015	2014
	(In thousands)
Operating activities:
Net income	$48,675	$45,017	$56,738
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	65,203	63,182	63,322
Amortization of debt premium and expenses	871	825	797
Changes in deferred income taxes	26,818	24,393	34,125
Change in value of life insurance contracts	(1,026)	218	(994)
Stock-based compensation	2,849	2,578	2,195
Loss (gain) on sale of non-utility property	146	(315)	(51)
Write-off of capital costs	3,221	—	—
Changes in operating assets and liabilities:
Receivables	(343)	1,855	4,983
Unbilled revenue	(2,047)	559	(6,706)
Taxes, prepaid expenses, and other assets	1,276	(2,366)	(4,160)
Accounts payable	3,839	(819)	(1,370)
Other current liabilities	4,056	(1,106)	(5,428)
Other changes in noncurrent assets and liabilities	6,162	10,610	(15,318)
Net cash provided by operating activities	159,700	144,631	128,133
Investing activities:
Utility plant expenditures	(228,938)	(176,833)	(132,015)
Proceeds from sale of non-utility assets	395	319	57
Life insurance benefits	495	—	—
Purchase of life insurance	(2,857)	(2,032)	(3,207)
Change in restricted cash	66	288	396
Net cash used in investing activities	(230,839)	(178,258)	(134,769)
Financing activities:
Short-term borrowings net of expenses of $0 for 2016, $1,197 for 2015, and $0 for 2014	145,100	94,303	117,300
Repayment of short-term borrowings	(81,615)	(141,000)	(85,000)
Issuance of long-term debt, net of expenses of $177 for 2016, $707 for 2015, and $0 for 2014	49,823	99,343	497
Advances and contributions in aid of construction	21,448	16,026	12,329
Refunds of advances for construction	(6,885)	(6,726)	(6,641)
Retirement of long-term debt	(6,996)	(7,003)	(8,705)
Dividends paid	(33,081)	(32,066)	(31,063)
Net cash provided by (used in) financing activities	87,794	22,877	(1,283)
Change in cash and cash equivalents	16,655	(10,750)	(7,919)
Cash and cash equivalents at beginning of year	8,837	19,587	27,506
Cash and cash equivalents at end of year	$25,492	$8,837	$19,587
Supplemental disclosures of cash flow information:
Cash paid (received) during the year for:
Interest (net of amounts capitalized)	$28,038	$25,345	$21,722
Income tax refunds	—	—	(6,000)
Supplemental disclosure of investing and financing non-cash activities:
Accrued payables for investments in utility plant	27,150	21,546	15,621
Utility plant contributed by developers	16,824	7,383	11,556
Litigation proceeds for MTBE contamination reclassified from other long-term liabilities to Capital	484	332	—
See accompanying Notes to Consolidated Financial Statements.

CALIFORNIA WATER SERVICE GROUP
Notes to Consolidated Financial Statements
December 31, 2016, 2015, and 2014
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
For metered customers, Cal Water recognizes revenue from rates which are designed and authorized by the CPUC. Under the Water Revenue Adjustment Mechanism (WRAM), Cal Water records the adopted level of volumetric revenues, which would include recovery of cost of service and a return on investments, as established by the CPUC for metered accounts (adopted volumetric revenues).The adopted volumetric revenue considers the seasonality of consumption of water based upon historical averages. The variance between adopted volumetric revenues and actual billed volumetric revenues for metered accounts is recorded as a component of revenue with an offsetting entry to a regulatory asset or liability balancing account (tracked individually for each Cal Water district) subject to certain criteria under the accounting for regulated operations being met. The variance represents amounts that will be billed or refunded to customers in the future. In addition to volumetric-based revenues, the revenue requirements approved by the CPUC include service charges, flat rate charges, and other items not subject to the WRAM.
Cost-recovery rates are designed to permit full recovery of certain costs allowed to be recovered by the Commissions. Cost-recovery rates such as the Modified Cost Balancing Account (MCBA) provide for recovery of adopted expense levels for purchased water, purchased power and pump taxes, as established by the CPUC. In addition, cost-recovery rates include recovery of costs related to water conservation programs and certain other operating expenses adopted by the CPUC. Variances between adopted and actual costs are recorded as a component of revenue, as the amount of such variances will be recovered from or refunded to our customers at a later date. Revenue is generally recognized when expenses are incurred with no markup for return or profit.

CALIFORNIA WATER SERVICE GROUP
Notes to Consolidated Financial Statements (Continued)
December 31, 2016, 2015, and 2014
Dollar amounts in thousands unless otherwise stated
2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The balances in the WRAM and MCBA asset and liability accounts will fluctuate on a monthly basis depending upon the variance between adopted and actual results. The recovery or refund of the WRAM is netted against the refund or recovery of the MCBA for the corresponding district. The recovery or refund of net WRAM and MCBA balances are interest bearing at the current 90 day commercial paper rate. At the end of each calendar year, Cal Water files with the CPUC to refund or recover the balance in the accounts. Under-collected net WRAM and MCBA receivable balances are collected over 12, 18 or 18+ months. Cal Water defers net WRAM and MCBA operating revenues and associated costs whenever the net receivable balances are estimated to be collected more than 24 months after the respective reporting periods in which it was recognized. The deferred net WRAM and MCBA revenues and associated costs were determined using forecasts of customer consumption trends for future reporting periods and the timing of when the CPUC will authorize Cal Water's filings to recover the under-collected balances. Deferred net WRAM and MCBA revenues and associated costs will be recognized as revenues and costs in future periods when collection is within 24 months of the respective reporting period.
Customers meter reads occur on various business days throughout the month. As a result, there is unbilled revenue each month. The estimated unbilled revenue for monthly unmetered customer usage is recorded using the number of unbilled days for that month and the average daily customer billing rate for the previous month. The average daily customer billing rate for the previous month fluctuates depending on customer usage. Estimated unbilled revenue is not included in the WRAM until it is billed.
Flat rate customers are billed in advance at the beginning of the service period. The revenue is prorated so that the portion of revenue applicable to the current period is included in that period's revenue, with the remaining balance recorded as unearned revenue on the balance sheet and recognized as revenue when earned in the subsequent accounting period. The unearned revenue liability was $0.8 million and $1.3 million as of December 31, 2016 and 2015, respectively. This liability is included in "other accrued liabilities" on our consolidated balance sheets.
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
Allowance for Doubtful Accounts
The Company provides an allowance for doubtful accounts receivable. The allowance is based upon specific identified accounts plus an estimate of uncollectible accounts based upon historical percentages. The balance of customer receivables is net of the allowance for doubtful accounts of $0.8 million, $0.7 million, and $0.7 million as of December 31, 2016, 2015 and 2014, respectively.
The activities in the allowance for doubtful accounts are as follows:

	2016	2015	2014
Beginning Balance	$730	$697	$668
Provision for uncollectible accounts	2,111	1,674	1,561
Net write off of uncollectible accounts	(2,011)	(1,641)	(1,532)
Ending Balance	$830	$730	$697
Utility Plant
Utility plant is carried at original cost when first constructed or purchased, or at fair value when acquired through acquisition. When depreciable plant is retired, the cost is eliminated from utility plant accounts and such costs are charged against accumulated depreciation. Maintenance of utility plant is charged to operating expenses as incurred. Maintenance projects are not accrued for in advance. Interest is capitalized on plant expenditures during the construction period and amounted to $3.0 million in 2016 and $1.9 million in 2015.

CALIFORNIA WATER SERVICE GROUP
Notes to Consolidated Financial Statements (Continued)
December 31, 2016, 2015, and 2014
Dollar amounts in thousands unless otherwise stated
2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Intangible assets acquired as part of water systems purchased are recorded at fair value. All other intangibles have been recorded at cost and are amortized over their useful life.
The following table represents depreciable plant and equipment as of December 31:

	2016	2015
Equipment	$561,909	$499,502
Office buildings and other structures	218,711	198,798
Transmission and distribution plant	1,741,554	1,603,541
Total	$2,522,174	$2,301,841
Depreciation of utility plant is computed on a straight-line basis over the assets' estimated useful lives including cost of removal of certain assets as follows:

Useful Lives
Equipment	5 to 50 years
Transmission and distribution plant	40 to 65 years
Office Buildings and other structures	50 years
The provision for depreciation expressed as a percentage of the aggregate depreciable asset balances was 2.70% in 2016, 2.80% in 2015 and 2.97% in 2014.
Asset Retirement Obligation
The Company has a legal obligation to retire wells in accordance with State Water Resources Control Board regulations. In addition, upon decommission of a wastewater plant or lift station certain wastewater infrastructure would need to be retired in accordance with State Water Resources Control Board regulations. An asset retirement cost and corresponding retirement obligation is recorded when a well or waste water infrastructure is placed into service. As of December 31, 2016 and 2015, the retirement obligation is estimated to be $20.3 million and $19.5 million, respectively. The change only impacted the consolidated balance sheet.
Cash Equivalents
Cash equivalents include highly liquid investments with remaining maturities of three months or less at the time of acquisition. Cash and cash equivalents was $25.5 million and $8.8 million as of December 31, 2016 and December 31, 2015, respectively.
Restricted Cash
In 2016 restricted cash includes $0.4 million of proceeds collected through a surcharge on certain customers' bills plus interest earned on the proceeds and is used to service California Safe Drinking Water Bond obligations. All restricted cash is included in "taxes, prepaid expenses, and other assets". As of December 31, 2016 and 2015, restricted cash was $0.4 million and $0.5 million, respectively.
Regulatory Assets and Liabilities
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
December 31, 2016, 2015, and 2014
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
Regulatory assets and liabilities were comprised of the following as of December 31:

	2016	2015
Regulatory Assets
Pension and retiree group health	$188,880	$205,614
Property-related temporary differences (tax benefits flowed through to customers)	92,099	81,522
Other accrued benefits	27,503	27,327
Interim rates long-term accounts receivable	4,605	5,238
Net WRAM and MCBA long-term accounts receivable	16,148	15,410
Asset retirement obligations, net	15,812	14,682
Tank coating	8,452	6,829
Health care balancing account	1,000	3,503
Other regulatory assets	1,431	1,768
Total Regulatory Assets	$355,930	$361,893
Regulatory Liabilities
Future tax benefits due customers	$33,231	$29,505
Conservation program	584	2,317
Net WRAM and MCBA long-term payable	611	488
Pension balancing account	695	792
Other liabilities	3,614	2,162
Total Regulatory Liabilities	$38,735	$35,264
Short-term regulatory assets and liabilities are excluded from the above table. The short-term regulatory assets for 2016 and 2015 were $30.3 million and $35.1 million, respectively. The short-term regulatory assets as of December 31, 2016 were primarily interim rates, 2014-2015 drought recovery, and net WRAM and MCBA receivables. As of December 31, 2015, the short-term regulatory assets were primarily interim rates and net WRAM and MCBA receivables. The short-term portion of regulatory liabilities for 2016 and 2015 were $4.8 million and $2.2 million, respectively. The short-term regulatory liabilities as of December 31, 2016 were primarily net WRAM and MCBA liability balances and net refund balances to customers for the pension and conservation programs from the 2012 GRC. As of December 31, 2015 the short-term regulatory liabilities were primarily net WRAM and MCBA liability balances and net refund balances to customers for the conversation program from the 2009 GRC.
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
Other accrued benefits are accrued benefits for vacation, self-insured workers' compensation, and directors' retirement benefits. The net WRAM and MCBA long-term accounts receivable is the under-collected portion of recorded revenues that are not expected to be collected from customers within 12 months. The asset retirement obligation regulatory asset represents the difference between costs associated with asset retirement obligations and amounts collected in rates. Tank coating represents the

CALIFORNIA WATER SERVICE GROUP
Notes to Consolidated Financial Statements (Continued)
December 31, 2016, 2015, and 2014
Dollar amounts in thousands unless otherwise stated
2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

maintenance costs for tank coating projects that are recoverable from customers. The health care balancing account regulatory asset is for incurred health care costs that exceeded the cost recovery in rates and is recoverable from customers.
The future tax benefits due to customers represent regulatory liabilities for tax deductions that will be taken and flowed through to customers in the future. Regulatory liabilities also reflect timing differences provided at higher than the current tax rate, which will flow-through to future customers. The conservation program and pension balancing account regulatory liabilities are for cost recovery in rates that exceeded incurred costs and are refundable to customers.
Impairment of Long-Lived Assets, Intangibles and Goodwill
The Company's long-lived assets include transmission and distribution plant, equipment, land, buildings, and intangible assets. Long-lived assets, other than land, are depreciated or amortized over their estimated useful lives, and are reviewed for impairment whenever changes in circumstances indicate the carrying value of the assets may not be recoverable. Such circumstances would include items such as a significant decrease in the market value of a long-lived asset, a significant adverse change in the manner in which the asset is being used or planned to be used or in its physical condition, or a history of operating or cash flow losses associated with the uses of the asset. In addition, changes in the expected useful life of these long-lived assets may also be an impairment indicator. When such events or changes occur, we estimate the fair value of the asset from future cash flows expected to result from the use and, if applicable, the eventual disposition of the assets, and compare that to the carrying value of the asset. If the carrying value is greater than the fair value, then an impairment loss is recognized equal to the amount by which the asset's carrying value exceeds its fair value. The key variables that must be estimated include assumptions regarding sales volume, rates, operating costs, labor and other benefit costs, capital additions, assumed discount rates and other economic factors. These variables require significant management judgment and include inherent uncertainties since they are forecasting future events. A variation in the assumptions used could lead to a different conclusion regarding the realizability of an asset and, thus could have a significant effect on the consolidated financial statements.
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
Long-Term Debt Premium, Discount and Expense
The premiums, discounts, and issuance expenses on long-term debt are amortized over the original lives of the related debt on a straight-line basis which approximates the effective interest method. Premiums paid on the early redemption of certain debt and the unamortized original issuance discount and expense are amortized over the life of new debt issued in conjunction with the early redemption. Amortization expense included in interest expense was $0.9 million for 2016 and $0.8 million for 2015 and 2014.
Advances for Construction
Advances for construction consist of payments received from developers for installation of water production and distribution facilities to serve new developments. Advances are excluded from rate base for rate setting purposes. Annual refunds are made to developers without interest. Advances of $182.4 million, and $180.2 million at December 31, 2016 and 2015, respectively, will be refunded primarily over a 40-year period in equal annual amounts. Estimated refunds of advances for the succeeding 5 years are approximately $7.9 million in 2017, $7.7 million in 2018, $7.7 million in 2019, $7.6 million in 2020, and $7.6 million in 2021.
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

CALIFORNIA WATER SERVICE GROUP
Notes to Consolidated Financial Statements (Continued)
December 31, 2016, 2015, and 2014
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
The Company did not grant any Stock Appreciation Rights (SARs) in 2016, 2015, and 2014. There were no SARs outstanding as of December 31, 2016, 64,500 shares outstanding as of December 31, 2015, and 186,356 shares outstanding as of December 31, 2014.
All SARs were dilutive in 2016, 2015 and 2014. The dilutive effect is shown in the table below:

	2016	2015	2014
	(In thousands, except per share data)
Net income available to common stockholders	$48,675	$45,017	$56,738
Weighted average common shares, basic	47,953	47,865	47,791
Dilutive SARs (treasury method)	3	15	38
Weighted average common shares, dilutive	47,956	47,880	47,829
Earnings per share—basic	$1.02	$0.94	$1.19
Earnings per share—diluted	$1.01	$0.94	$1.19

CALIFORNIA WATER SERVICE GROUP
Notes to Consolidated Financial Statements (Continued)
December 31, 2016, 2015, and 2014
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
Accumulated Other Comprehensive Income
The Company did not have any accumulated other comprehensive income or loss transactions as of December 31, 2016 and 2015, respectively.
New Accounting Standards
In April 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which amends the existing guidance relating to the presentation of debt issuance costs. The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The Company adopted this guidance effective January 1, 2016 and applied the requirements retrospectively for all periods presented. The adoption of this guidance did not have a material impact on the Company's consolidated financial statements. The long term debt unamortized debt issuance costs were $4.5 million as of December 31, 2016 and $4.8 million as of December 31, 2015. The following table shows the effect of the accounting change to the consolidated balance sheet as of December 31, 2015:

	December 31, 2015
Balance Sheet Classification	As Reported on Form 10-K	Adjusted Balance on Form 10-K	Decrease from Retrospective Adoption
Other Assets	$52,241	$47,399	$4,842
Long-term debt, less current maturities	512,287	508,002	4,285
Current maturities of long-term debt	6,600	6,043	557

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which amends the existing revenue recognition guidance.  In August 2015, the FASB deferred the effective date of this amendment for public companies by one year to January 1, 2018, with early adoption permitted as of the original effective date of January 1, 2017. The Company expects to adopt the new revenue standard using the modified retrospective method and does not expect the ASU to materially impact the timing or recognition of revenue related to the sale and delivery of water to their customers, which is a significant percentage of the Company's revenue. The Company is still evaluating the impact the ASU has on the related revenue disclosures and treatment of CIAC.

In February 2016, the FASB issued ASU 2016-02, Leases. This update changes the accounting treatment of operating leases for lessees and related disclosure requirements. ASU 2016-2 is effective for annual reporting periods beginning after December 15, 2018 and early adoption is permitted. The Company will adopt the standard using the modified retrospective method for its existing leases and is currently evaluating the impact of adopting the new lease standard on its consolidated financial statements and related disclosures.

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The amendments in ASU 2016-09 involve multiple aspects of the accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities, and classification on the Statement of Cash Flows. ASU 2016-09 is effective for annual periods beginning after December 15, 2016 and early adoption is permitted. The new standard was implemented on January 1, 2017 and is not expected to have a significant impact on the Company's consolidated financial statements and related disclosures.

CALIFORNIA WATER SERVICE GROUP
Notes to Consolidated Financial Statements (Continued)
December 31, 2016, 2015, and 2014
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
3 OTHER INCOME AND EXPENSES
The Company conducts various non-regulated activities as reflected in the table below:

	2016		2015		2014
	Revenue	Expense	Revenue	Expense	Revenue	Expense
Operating and maintenance	$8,430	$9,061	$9,385	$10,438	$9,748	$10,256
Leases	1,923	204	1,929	208	2,029	208
Design and construction	1,792	1,473	1,399	1,292	1,258	1,102
Meter reading and billing	242	62	597	434	803	615
Interest income	18		39	—	186	—
Change in value of life insurance contracts (gain) loss		(1,026)	—	218	—	(994)
Other non-regulated income and expenses	4,180	1,671	2,275	1,454	3,294	3,098
Total	$16,585	$11,445	$15,624	$14,044	$17,318	$14,285
Operating and maintenance services and meter reading and billing services are provided for water and wastewater systems owned by private companies and municipalities. The agreements call for a fee-per-service or a flat-rate amount per month. Leases have been entered into with telecommunications companies for cellular phone antennas placed on the Company's property. Design and construction services are for the design and installation of water mains and other water infrastructure for others outside the Company's regulated service areas. Third-party insurance program gains and losses are included in other non-regulated income and expenses. Also, 2016 other non-regulated income and expenses included a litigation gain of $1.5 million.
4 INTANGIBLE ASSETS
As of December 31, 2016 and 2015, intangible assets that will continue to be amortized and those not amortized were:

	Weighted Average Amortization Period (years)	2016			2015
		Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Amortized intangible assets:
Water pumping rights	usage	$1,084	$105	$979	$1,084	$98	$986
Water planning studies	11	15,734	9,307	6,427	14,824	7,859	6,965
Leasehold improvements and other	18	1,331	696	635	1,532	745	787
Total		$18,149	$10,108	$8,041	$17,440	$8,702	$8,738
Unamortized intangible assets:
Perpetual water rights and other		$3,776	$—	$3,776	$3,778	$—	$3,778
Water pumping rights usage is the amount of water pumped from aquifers to be treated and distributed to customers.

CALIFORNIA WATER SERVICE GROUP
Notes to Consolidated Financial Statements (Continued)
December 31, 2016, 2015, and 2014
Dollar amounts in thousands unless otherwise stated
4 INTANGIBLE ASSETS (Continued)

For the year ended December 31, 2016, amortization of intangible assets was $1.6 million and for the years ended December 31, 2015 and 2014, amortization of intangible assets was $1.4 million. Estimated future amortization expense related to intangible assets for the succeeding 5 years is approximately $1.3 million in 2017, $1.3 million in 2018, $1.2 million in 2019, $1.0 million in 2020, $1.0 million in 2021, and $2.2 million thereafter.
5 PREFERRED STOCK
The Company is authorized to issue 241,000 shares of Preferred Stock as of December 31, 2016. No shares of Preferred Stock were issued and outstanding as of December 31, 2016 or 2015.
6 COMMON STOCKHOLDERS' EQUITY
As of December 31, 2016 and 2015, 47,964,915 shares and 47,875,139 shares, respectively, of common stock were issued and outstanding.
Dividend Reinvestment and Stock Repurchase Plan
The Company has a Dividend Reinvestment and Stock Purchase Plan (DRIP Plan). Under the DRIP Plan, stockholders may reinvest dividends to purchase additional Company common stock without commission fees. The DRIP Plan also allows existing stockholders and other interested investors to purchase Company common stock through the transfer agent up to certain limits. The Company's transfer agent operates the DRIP Plan and purchases shares on the open market to provide shares for the Plan.
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
The revolving credit facilities contain affirmative and negative covenants and events of default customary for credit facilities of this type including, among other things, limitations and prohibitions relating to additional indebtedness, liens, mergers, and asset sales. Also, these unsecured credit agreements contain financial covenants governing the Company and its subsidiaries' consolidated total capitalization ratio and interest coverage ratio.
As of December 31, 2016 and December 31, 2015, the outstanding borrowings on the Company lines of credit were $57.1 million and $33.6 million, respectively. The borrowings on the Cal Water lines of credit as of December 31, 2016 was $40.0 million and there were no borrowings as of December 31, 2015.
The following table represents borrowings under the bank lines of credit:

	2016	2015
Maximum short-term borrowings	$97,100	$139,582
Average amount outstanding	$65,804	$104,863
Weighted average interest rate	1.33%	1.04%
Interest rate at December 31	1.40%	1.03%

CALIFORNIA WATER SERVICE GROUP
Notes to Consolidated Financial Statements (Continued)
December 31, 2016, 2015, and 2014
Dollar amounts in thousands unless otherwise stated

8 LONG-TERM DEBT
As of December 31, 2016 and 2015, long-term debt outstanding was:

	Series	Interest Rate	Maturity Date	2016	2015
First Mortgage Bonds	TTT	4.610%	2056	$10,000	$—
	SSS	4.410%	2046	40,000	—
	QQQ	3.330%	2025	50,000	50,000
	RRR	4.310%	2045	50,000	50,000
	PPP	5.500%	2040	100,000	100,000
	LL	5.875%	2019	100,000	100,000
	AAA	7.280%	2025	20,000	20,000
	BBB	6.770%	2028	20,000	20,000
	CCC	8.150%	2030	20,000	20,000
	DDD	7.130%	2031	20,000	20,000
	EEE	7.110%	2032	20,000	20,000
	FFF	5.900%	2017	20,000	20,000
	GGG	5.290%	2022	10,909	12,727
	HHH	5.290%	2022	10,909	12,727
	III	5.540%	2023	6,364	7,273
	JJJ	5.440%	2018	1,818	2,727
	LLL	5.480%	2018	10,000	10,000
	OOO	6.020%	2031	20,000	20,000
	CC	9.860%	2020	17,000	17,100
Total First Mortgage Bonds				547,000	502,554
California Department of Water Resources Loans		2.6% to 8%	2017- 32	6,519	6,857
Other Long-term debt				8,909	9,476
Unamortized debt issuance costs				(4,475)	(4,842)
Total long-term debt				557,953	514,045
Less current maturities				26,208	6,043
Long-term debt excluding current maturities				$531,745	$508,002
Cal Water sold $50.0 million of first mortgage bonds on March 16, 2016 to pay down some of the short term borrowings. Also, on October 13, 2015, the Cal Water sold $100.0 million of first mortgage bonds to pay down outstanding short-term borrowings, fund capital expenditures, and general corporate purposes.
On October 4, 2011, Cal Water entered into a capital lease arrangement with the City of Hawthorne to operate the City's water system for a 15-year period. The $7.0 million and $7.5 million capital lease liability as of December 31, 2016 and 2015 is included in other long-term debt and current maturities set forth above.

CALIFORNIA WATER SERVICE GROUP
Notes to Consolidated Financial Statements (Continued)
December 31, 2016, 2015, and 2014
Dollar amounts in thousands unless otherwise stated

9 OTHER ACCRUED LIABILITIES
As of December 31, 2016 and 2015, other accrued liabilities were:

	2016	2015
Accrued and deferred compensation	$22,572	$18,784
Accrued benefits and workers' compensation claims	6,460	6,154
Other	6,028	6,190
	$35,060	$31,128
10 INCOME TAXES
Income tax expense (benefit) consisted of the following:

	Federal	State	Total
2016
Current	$130	$2	$132
Deferred	26,603	81	26,684
Total	$26,733	$83	$26,816
2015
Current	$9,591	$1,706	$11,297
Deferred	15,374	(1,382)	13,992
Total	$24,965	$324	$25,289
2014
Current	$(16,509)	$(1,852)	$(18,361)
Deferred	44,730	1,603	46,333
Total income tax	$28,221	$(249)	$27,972
The Company's 2016, 2015 and 2014 federal qualified repairs and maintenance deductions totaled $72.0 million, $60.0 million, and $45.2 million, respectively.
The total federal NOL carry-forward was $52.1 million and the state NOL carry-forward was $49.2 million as of December 31, 2016. Management has concluded that the NOL carry-forward amounts are more likely than not to be recovered and therefore require no valuation allowance. The loss and credit carry-forward will begin to expire in 2032.
As of December 31, 2016, the California Enterprise Zone (EZ) credit was $3.7 million net of federal tax benefit for qualified property purchased before January 1, 2015, and placed in service before January 1, 2016. The Company has carry-forward California EZ credits of $2.2 million net of any unrecognized tax benefit. Unused State of California EZ credits can carry-forward until 2024.

CALIFORNIA WATER SERVICE GROUP
Notes to Consolidated Financial Statements (Continued)
December 31, 2016, 2015, and 2014
Dollar amounts in thousands unless otherwise stated
10 INCOME TAXES (Continued)

The difference between the recorded and the statutory income tax expense was reconciled in the table below:

	2016	2015	2014
Statutory income tax	$26,422	$24,607	$29,649
Increase (reduction) in taxes due to:
State income taxes net of federal tax benefit	4,341	4,043	4,871
Effect of regulatory treatment of fixed asset differences	(4,298)	(3,450)	(5,541)
Investment tax credits	(74)	(74)	(74)
Other	425	163	(933)
Total income tax	$26,816	$25,289	$27,972
The effect of regulatory treatment of fixed asset differences includes estimated repair and maintenance deductions and asset related flow through items.
The tax effects of differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2016 and 2015 are presented in the following table:

	2016	2015
Deferred tax assets:
Developer deposits for extension agreements and contributions in aid of construction	$46,318	$45,670
Net operating loss carryforward and tax credits	12,348	15,042
Pension	9,865	7,922
Other	5,651	3,341
Total deferred tax assets	74,182	71,975
Deferred tax liabilities:
Property related basis and depreciation differences	347,071	309,088
WRAM/MCBA and interim rates balancing accounts	20,714	23,894
Other	5,321	3,890
Total deferred tax liabilities	373,106	336,872
Net deferred tax liabilities	$298,924	$264,897
A valuation allowance was not required at December 31, 2016 and 2015. Based on historical taxable income and future taxable income projections over the period in which the deferred assets are deductible, management believes it is more likely than not that the Company will realize the benefits of the deductible differences.

CALIFORNIA WATER SERVICE GROUP
Notes to Consolidated Financial Statements (Continued)
December 31, 2016, 2015, and 2014
Dollar amounts in thousands unless otherwise stated
10 INCOME TAXES (Continued)

The following table reconciles the changes in unrecognized tax benefits:

	December 31, 2016	December 31, 2015	December 31, 2014
Balance at beginning of year	$10,298	$7,916	$612
Additions for tax positions taken during prior year	—	—	7,304
Additions for tax positions taken during current year	201	2,382
Reductions for tax positions taken during a prior year	—	—	—
Lapse of statute of limitations	—	—	—
Balance at end of year	$10,499	$10,298	$7,916
The Company does not expect a material change in its unrecognized tax benefits within the next 12 months. The component of unrecognized tax benefits that, if recognized, would affect the effective tax rate as of December 31, 2016, for the Company was $2.3 million, with the remaining balance representing the potential deferral of taxes to later years.
The Company federal income tax years subject to an examination are 2015, 2014 and 2013 and the state income tax years subject to an examination are 2015, 2014, 2013 and 2012. The State of California Franchise Tax Board is presently auditing the Company's 2008 through 2011 EZ credit filings which were amended by the Company in 2013. It is uncertain when the State audits will be completed.
11 EMPLOYEE BENEFIT PLANS
Savings Plan
The Company sponsors a 401(k) qualified defined contribution savings plan that allows participants to contribute up to 20% of pre-tax compensation. Effective January 1, 2010, the Company matches 75 cents for each dollar contributed by the employee up to a maximum Company match of 6.0% of base salary. Company contributions were $5.4 million, $5.0 million, and $4.5 million, for the years 2016, 2015, and 2014, respectively.
Pension Plans
The Company provides a qualified, defined-benefit, non-contributory pension plan for substantially all employees. The accumulated benefit obligations of the pension plan are $438.0 million and $392.7 million as of December 31, 2016 and 2015, respectively. The fair value of pension plan assets was $376.5 million and $328.6 million as of December 31, 2016 and 2015, respectively.
Prior to 2010, pension payment obligations were generally funded by the purchase of an annuity from a life insurance company. Beginning in 2010, the pension plan trust pays monthly benefits to retirees, rather than the purchase of an annuity. Expected payments to be made are $12.0 million in 2017, $13.5 million in 2018, $15.1 million in 2019, $16.7 million in 2020, and $18.3 million in 2021. The aggregate benefits expected to be paid in the 5 years 2022 through 2026 are $117.6 million. The expected benefit payments are based upon the same assumptions used to measure the Company's benefit obligation at December 31, 2016, and include estimated future employee service.
The Company also maintains an unfunded, non-qualified, supplemental executive retirement plan. The unfunded supplemental executive retirement plan accumulated benefit obligations were $46.0 million and $40.4 million as of December 31, 2016 and 2015, respectively. Benefit payments under the supplemental executive retirement plan are paid currently and are included in the preceding paragraph.
The costs of the pension and retirement plans are charged to expense and utility plant. The Company makes annual contributions to fund the amounts accrued for pension cost.

CALIFORNIA WATER SERVICE GROUP
Notes to Consolidated Financial Statements (Continued)
December 31, 2016, 2015, and 2014
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
The Company records the costs of postretirement benefits other than pensions (PBOP) during the employees' years of active service. Postretirement benefit expense recorded in 2016, 2015, and 2014, was $8.9 million, $15.1 million, and $8.4 million, respectively. The remaining net periodic benefit cost was $4.1 million at December 31, 2016, and is being recovered through future customer rates and is recorded as a regulatory asset. The expected benefit payments, net of retiree premiums and Medicare Part D subsidies, are $2.2 million in 2017, $2.5 million in 2018, $2.7 million in 2019, $3.0 million in 2020, and $3.2 million in 2021. The aggregate benefits expected to be paid in the 5 years 2022 through 2026 are $19.5 million. The expected Medicare Part D subsidies are $0.2 million in 2017, $0.3 million in 2018, $0.3 million in 2019, $0.3 million in 2020, and $0.4 million in 2021.
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
Additionally, the rate of return of the total fund is measured periodically against an index comprised of 35% of the Standard & Poor's Index, 15% of the Russell 2000 Index, 10% of the MSCI EAFE Index, and 40% of the Lehman Aggregate Bond Index. The index is consistent with the Company's rate of return objective and indicates the Company's long-term asset allocation objective.
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
The Company's target asset allocation percentages for major categories of the pension plan are reflected in the table below:

	Minimum Exposure	Target	Maximum Exposure
Fixed Income	35%	40%	45%
Total Domestic Equity:	40%	50%	60%
Small Cap Stocks	10%	15%	20%
Large Cap Stocks	30%	35%	45%
Non-U.S. Equities	5%	10%	15%
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
December 31, 2016, 2015, and 2014
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
All Plan investments are level one investments in mutual funds and are valued at the net asset value (NAV) of the shares held at December 31, 2016 and 2015:

	Pension Benefits				Other Benefits
	2016	%	2015	%	2016	%	2015	%
Fixed Income	$141,576	38%	$132,736	40%	$54,166	63%	$48,325	66%
Domestic Equity: Small Cap Stocks	61,036	16%	47,014	14%	—		—
Domestic Equity: Large Cap Stocks	136,405	36%	116,306	36%	32,412	37%	24,561	34%
Non U.S. Equities	37,532	10%	32,578	10%			—	—%
Total Plan Assets	$376,549	100%	$328,634	100%	$86,578	100%	$72,886	100%
The pension benefits fixed income category includes $2.3 million and $11.1 million of money market fund investments as of December 31, 2016 and 2015, respectively. The other benefits fixed income category includes $35.5 million and $32.7 million of money market fund investments as of December 31, 2016 and 2015, respectively.

CALIFORNIA WATER SERVICE GROUP
Notes to Consolidated Financial Statements (Continued)
December 31, 2016, 2015, and 2014
Dollar amounts in thousands unless otherwise stated
11 EMPLOYEE BENEFIT PLANS (Continued)

Changes in Plan Assets, Benefits Obligations, and Funded Status
The following table reconciles the funded status of the plans with the accrued pension liability and the net postretirement benefit liability as of December 31, 2016 and 2015:

	Pension Benefits		Other Benefits
	2016	2015	2016	2015
Change in projected benefit obligation:
Beginning of year	$501,879	$502,585	$136,736	$135,233
Service cost	20,971	21,306	6,513	8,476
Interest cost	22,226	20,104	4,863	5,654
Assumption change	15,599	(50,393)	(8,748)	(12,580)
Experience loss	14,075	16,779	(16,041)	1,794
Benefits paid, net of retiree premiums	(9,995)	(8,502)	(1,215)	(1,841)
End of year	$564,755	$501,879	$122,108	$136,736
Change in plan assets:
Fair value of plan assets at beginning of year	$328,634	$306,344	$72,886	$59,841
Actual return on plan assets	27,916	(2,101)	5,342	(919)
Employer contributions	29,994	32,893	9,565	15,805
Retiree contributions and Medicare part D subsidies	—	—	1,611	1,666
Benefits paid	(9,995)	(8,502)	(2,826)	(3,507)
Fair value of plan assets at end of year	$376,549	$328,634	$86,578	$72,886
Funded status(1)	$(188,206)	$(173,245)	$(35,530)	$(63,850)
Unrecognized actuarial loss	126,610	108,798	31,821	59,440
Unrecognized prior service cost	26,123	32,341	207	250
Net amount recognized	$(35,473)	$(32,106)	$(3,502)	$(4,160)
_______________________________________________________________________________

(1)	The short-term portion of the pension benefits was $2.0 million and $1.8 million as of December 31, 2016 and 2015, respectively.
Amounts recognized on the balance sheet consist of:

	Pension Benefits		Other Benefits
	2016	2015	2016	2015
(Accrued) benefit costs	$—	$—	$(4,119)	$(4,785)
Accrued benefit liability	(188,206)	(173,245)	(35,530)	(63,850)
Regulatory asset	152,733	141,139	36,147	64,475
Net amount recognized	$(35,473)	$(32,106)	$(3,502)	$(4,160)

CALIFORNIA WATER SERVICE GROUP
Notes to Consolidated Financial Statements (Continued)
December 31, 2016, 2015, and 2014
Dollar amounts in thousands unless otherwise stated
11 EMPLOYEE BENEFIT PLANS (Continued)

Valuation Assumptions
Below are the actuarial assumptions used in determining the benefit obligation for the benefit plans:

	Pension Benefits		Other Benefits
	2016	2015	2016	2015
Weighted average assumptions as of December 31:
Discount rate	4.15%	4.40%	4.25%	4.40%
Long-term rate of return on plan assets	6.50%	6.50%	5.50%	5.50%
Rate of compensation increases	3.25%	3.25%	—	—
Cost of living adjustment	2.50%	2.50%	—	—
The discount rate was derived from the Citigroup Pension Discount Curve using the expected payouts for the plan. The long-term rate of return assumption is the expected rate of return on a balanced portfolio invested roughly 60% in equities and 40% in fixed income securities. Returns on equity investments were estimated based on estimates of dividend yield and real earnings added to a 2.50% long-term inflation rate. For the pension and other benefit plans, the assumed returns were 7.73% for domestic equities and 8.64% for foreign equities. Returns on fixed-income investments were projected based on investment maturities and credit spreads added to a 2.50% long-term inflation rate. For the pension and other benefit plans, the assumed returns were 4.57% for fixed income investments and 3.18% for short-term cash investments. The average return for the pension and other benefit plans for the last 5 and 10 years was 8.70% and 5.30%, respectively. The Company is using a long-term rate of return of 6.50% for the pension plan and 5.50% for the other benefit plan, which is between the 25th and 75th percentile of expected results.
In 2016, the Company used the Society of Actuaries 2014 Mortality Tables Report (RP-2014) and Mortality Improvement Scale (MP-2016 with modifications) for measuring retirement plan obligations. The RP-2014 mortality table and improvement scale extended the assumed life expectancy of plan participants which resulted in an increase in the Company's accrued benefit obligation as of December 31, 2016 and 2015.
Components of Net Periodic Benefit Cost
Net periodic benefit costs for the pension and other postretirement plans for the years ended December 31, 2016, 2015, and 2014 included the following components:

	Pension Plan			Other Benefits
	2016	2015	2014	2016	2015	2014
Service cost	$20,971	$21,306	$15,964	$6,513	$8,476	$5,205
Interest cost	22,226	20,104	18,920	4,863	5,654	4,455
Expected return on plan assets	(21,826)	(19,138)	(16,599)	(4,129)	(3,519)	(3,119)
Net amortization and deferral	11,990	15,485	10,074	1,660	4,536	1,861
Net periodic benefit cost	$33,361	$37,757	$28,359	$8,907	$15,147	$8,402

CALIFORNIA WATER SERVICE GROUP
Notes to Consolidated Financial Statements (Continued)
December 31, 2016, 2015, and 2014
Dollar amounts in thousands unless otherwise stated
11 EMPLOYEE BENEFIT PLANS (Continued)

Below are the actuarial assumptions used in determining the net periodic benefit costs for the benefit plans, which uses the end of the prior year as the measurement date:

	Pension Benefits		Other Benefits
	2016	2015	2016	2015
Weighted average assumptions as of December 31:
Discount rate	4.40%	4.00%	4.40%	4.00%
Long-term rate of return on plan assets	6.50%	6.50%	5.50%	5.50%
Rate of compensation increases	3.25%	3.25%	—	—
The health care cost trend rate assumption has a significant effect on the amounts reported. For 2016 measurement purposes, the Company assumed a 7.9% annual rate of increase in the per capita cost of covered benefits with the rate decreasing to 5.2% by 2019, then gradually grading down to 4.4% over the next 50 years. A 1-percentage point change in assumed health care cost trends is estimated to have the following effect:

	1-Percentage Point Increase	1-Percentage Point (Decrease)
Effect on total service and interest costs	$3,648	$(2,598)
Effect on accumulated postretirement benefit obligation	$31,518	$(23,345)
The Company intends to make annual contributions that meet the funding requirements of ERISA. The Company estimates in 2017 that the annual contribution to the pension plans will be $31.5 million and the annual contribution to the other postretirement plan will be $9.3 million.
12 STOCK-BASED COMPENSATION PLANS
The Company's equity incentive plan was approved and amended by stockholders on April 27, 2005 and May 20, 2014. The Company is authorized to issue awards up to 2,000,000 shares of common stock.
During 2016 and 2015, the Company granted annual Restricted Stock Awards (RSAs) of 72,317 and 61,862, respectively, of common stock to officers and directors of the Company. In 2016 and 2015, 16,617 RSAs and 18,452 RSAs were canceled respectively. Officer RSAs granted in 2016 and 2015 vest over 36 months with the first year cliff vesting. Director RSAs generally vest at the end of 12 months. During 2016 and 2015, the RSAs granted were valued at $25.17 and $24.27 per share, respectively, based upon the fair market value of the Company's common stock on the date of grant.
The Company granted performance-based Restricted Stock Unit Awards (RSUs) of 43,659 and 38,983 of common stock to officers in 2016 and 2015 respectively. Each award reflects a target number of common shares that may be issued to the award recipient. The awards may be earned upon the completion of a 3-year performance period ending on December 31, 2016 for the 2013 RSUs, December 31, 2017 for the 2014 RSUs, and December 31, 2018 for the 2015 RSUs. During 2016, the Company issued 28,424 RSUs, and there were no RSUs issued in 2015 and 2014. Whether RSUs are earned at the end of the performance period will be determined based on the achievement of certain performance objectives set by the Board of Director Compensation Committee in connection with the issuance of the RSUs. The performance objectives are based on the Company's business plan covering the performance period. The performance objectives include achieving the budgeted return on equity, budgeted investment in utility plant, customer service standards, employee safety standards and water quality standards. Depending on the results achieved during the 3-year performance period, the actual number of shares that a grant recipient receives at the end of the performance period may range from 0% to 200% of the target shares granted, provided that the grantee is continuously employed by the Company through the vesting date. If prior to the vesting date employment is terminated by reason of death, disability or normal retirement, then a pro rata portion of this award will vest. RSUs are not included in diluted shares until earned. The RSUs are recognized as expense ratably over the 3 year performance period using a fair market value of $25.17 per share for the 2016 RSUs and $24.28 per share for the 2015 RSUs based on an estimate of RSUs earned during the performance period.
The Company has recorded compensation costs for the RSAs and RSUs which are included in administrative and general operating expenses in the amount of $2.8 million, $2.2 million, and $1.8 million for 2016, 2015 and 2014, respectively.

CALIFORNIA WATER SERVICE GROUP
Notes to Consolidated Financial Statements (Continued)
December 31, 2016, 2015, and 2014
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
Advances for construction fair values were estimated using broker quotes from companies that frequently purchase these investments.

	December 31, 2016
		Fair Value
	Cost	Level 1	Level 2	Level 3	Total
Long-term debt, including current maturities	$557,953		$630,510		$630,510
Advances for construction	182,448		74,460		74,460
Total	$740,401	$—	$704,970	$—	$704,970

	December 31, 2015
		Fair Value
	Cost	Level 1	Level 2	Level 3	Total
Long-term debt, including current maturities	$514,045	$—	$600,440	$—	$600,440
Advances for construction	180,172	—	72,866	—	72,866
Total	$694,217	$—	$673,306	$—	$673,306

CALIFORNIA WATER SERVICE GROUP
Notes to Consolidated Financial Statements (Continued)
December 31, 2015, 2014, and 2013
Amounts in thousands, except share and per share data or as otherwise stated
14 COMMITMENTS AND CONTINGENCIES

Commitments
The Company leases offices, equipment and other facilities, two water systems from cities, and has long-term commitments to purchase water from water wholesalers. The commitments are noted in the table below.

	Facility Leases	System Lease	Water Supply Contracts	Capital Lease Obligations
2017	$1,075	$845	$28,823	$1,109
2018	826	493	28,824	1,016
2019	620	—	28,824	1,248
2020	504	—	28,825	940
2021	443	—	28,825	940
Thereafter	3,127	—	533,435	4,465
Facility Leases
Company Facility leases include office and other facilities in many of its operating districts. The total paid and charged to operations for such leases was $1.0 million in 2016, $1.1 million in 2015, and $0.9 million in 2014.
System Lease
The system lease is a 15-year lease with the City of Commerce. The lease includes an annual lease payment of $0.8 million per year plus a cost savings sharing arrangement.
Water Supply Contracts
The Company has a long-term contract with the Santa Clara Valley Water District that requires the Company to purchase minimum annual water quantities. Purchases are priced at the districts then-current wholesale water rate. The Company operates to purchase sufficient water to equal or exceed the minimum quantities under the contract. The total paid to Santa Clara Valley Water District was $8.5 million in 2016, $6.3 million in 2015, and $5.5 million in 2014.
The Company also has a water supply contract with Stockton East Water District (SEWD) that requires a fixed, annual payment. Each year, the fixed annual payment is adjusted for changes to SEWD's costs. Because of the fixed annual price arrangement, the Company operates to receive as much water as possible from SEWD in order to minimize the cost of operating Company-owned wells used to supplement SEWD deliveries. The total paid under the contract was $12.2 million in 2016, $9.8 million in 2015, and $8.7 million in 2014.
Estimated annual contractual obligations in the table above are based on the same payment levels as 2016. Future increased costs by SEWD are expected to be offset by a decline in the allocation of costs to the Company, as other customers of SEWD are expected to receive a larger allocation based upon growth of their service areas.
On September 21, 2005, the Company entered into an agreement with Kern County Water Agency (Agency) to obtain treated water for the Company's operations. The term of the agreement is to January 1, 2035, or until the repayment of the Agency's bonds (described hereafter) occurs. Under the terms of the agreement, the Company is obligated to purchase approximately 20,000 acre feet of treated water in 2016 and an incrementally higher volume of water for each subsequent year until 2017, when the Company is obligated to purchase 20,500 acre feet of treated water per year. The Company is obligated to pay the Capital Facilities Charge and the Treated Water Charge regardless of whether it can use the water in its operation, and is obligated for these charges even if the Agency cannot produce an adequate amount to supply the 20,500 acre feet in the year. This agreement supersedes a prior agreement with Kern County Water Agency for the supply of 11,500 acre feet of water per year.
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

CALIFORNIA WATER SERVICE GROUP
Notes to Consolidated Financial Statements (Continued)
December 31, 2016, 2015, and 2014
Dollar amounts in thousands unless otherwise stated
14 COMMITMENTS AND CONTINGENCIES (Continued)

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
We pay a capital facilities charge and charges related to treated water that together total $9.1 million annually, which equates to $443.1 dollars per acre foot. Total treated water charge for 2016 was $3.2 million. As treated water is being delivered, we will also be obligated for our portion of the operating costs; that portion is currently estimated to be $63.9 dollars per acre foot. The actual amount will vary due to variations from estimates, inflation, and other changes in the cost structure. Our overall estimated cost of $443.1 dollars per acre foot is less than the estimated cost of procuring untreated water (assuming water rights could be obtained) and then providing treatment.
Capital Lease Obligations
There are three capital leases; the most significant was the City of Hawthorne water system. In 2011, we entered into a 15-year capital lease agreement to operate the City of Hawthorne water system. The system, which is located near the Hermosa Redondo district, serves about half of Hawthorne's population. The agreement required us to make an up-front $8.1 million lease deposit to the city that is being amortized over the lease term. Additionally, annual lease payments of $0.9 million are made to the city and shall be increased or decreased each year on July 1, by the same percentage that the rates charged to customers served by the water system increased or decreased, exclusive of pass-through increases or decreases in the cost of water, power, and city-imposed fees, compared to the rates in effect on July 1 of the prior year, provided, that in no event will the annual lease payment be less than $0.9 million. Under the lease we are responsible for all aspects of system operation and capital improvements, although title to the system and system improvements reside with the city. In exchange, we receive all revenue from the water system, which was $8.5 million, $8.0 million, and $7.8 million in 2016, 2015, and 2014, respectively. At the end of the lease, the city is required to reimburse us for the unamortized value of capital improvements made during the term of the lease. The annual payments were $1.0 million in 2016 and $0.9 million in 2015, and 2014. The capital lease asset was $7.5 million as of December 31, 2016.
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

CALIFORNIA WATER SERVICE GROUP
Notes to Consolidated Financial Statements (Continued)
December 31, 2016, 2015, and 2014
Dollar amounts in thousands unless otherwise stated
14 COMMITMENTS AND CONTINGENCIES (Continued)

Other Legal Matters
From time to time, the Company is involved in various disputes and litigation matters that arise in the ordinary course of business. The status of each significant matter is reviewed and assessed for potential financial exposure. If the potential loss from any claim or legal proceeding is considered probable and the amount of the range of loss can be estimated, a liability is accrued for the estimated loss in accordance with the accounting standards for contingencies. Legal proceedings are subject to uncertainties, and the outcomes are difficult to predict. Because of such uncertainties, accruals are based on the best information available at the time. While the outcome of these disputes and litigation matters cannot be predicted with any certainty, management does not believe when taking into account existing reserves the ultimate resolution of these matters will materially affect the Company's financial position, results of operations, or cash flows. The Company has recognized a liability of $6.0 million for all known legal matters as of December 31, 2016 mostly due to main and service leaks. The cost of litigation is expensed as incurred and any settlement is first offset against such costs. Any settlement in excess of the cost to litigate is accounted for on a case by case basis, dependent on the nature of the settlement.
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

As part of the settlement, Cal Water replaced 2,000 feet of 18-inch cast iron water main in 2016 with new ductile iron main along Polhemus Road and Polhemus Creek in San Mateo. Cal Water will also conduct a streambed restoration project in San Mateo Creek to improve conditions in the creek for native fish. This work will be performed in coordination with the California Department of Fish and Wildlife. In addition to investing in these improvement projects and as required by the settlement Cal Water paid $0.5 million to the Water Control Board and $0.02 million to Fish and Wildlife during the third quarter of 2016.

Under the terms of the settlement, Cal Water will be released from all claims unless it fails to complete the projects. The agreement contains no admission of wrongdoing.

CALIFORNIA WATER SERVICE GROUP
Notes to Consolidated Financial Statements (Continued)
December 31, 2016, 2015, and 2014
Dollar amounts in thousands unless otherwise stated
15 QUARTERLY FINANCIAL DATA (UNAUDITED)

The Company's common stock is traded on the New York Stock Exchange under the symbol "CWT."

2016	First	Second	Third	Fourth
Operating revenue	$121,727	$152,445	$184,268	$150,930
Net operating income	6,270	18,534	30,055	21,335
Net income	(798)	11,508	22,875	15,090
Diluted earnings per share	(0.02)	0.24	0.48	0.31
Common stock market price range:
High	27.33	34.95	35.62	36.85
Low	22.48	26.22	29.93	29.25
Dividends paid per common share	0.1725	0.1725	0.1725	0.1725

2015	First	Second	Third	Fourth
Operating revenue	$121,985	$144,414	$183,543	$138,426
Net operating income	7,497	16,493	32,201	14,962
Net income	1,575	9,845	25,120	8,477
Diluted earnings (loss) per share	0.03	0.21	0.52	0.18
Common stock market price range:
High	25.99	25.30	24.36	24.35
Low	23.63	22.58	19.55	21.01
Dividends paid per common share	0.1675	0.1675	0.1675	0.1675

16 CONDENSED CONSOLIDATING FINANCIAL STATEMENTS
On April 17, 2009, Cal Water issued $100.0 million aggregate principal amount of 5.875% First Mortgage Bonds due 2019, and on November 17, 2010, Cal Water issued $100.0 million aggregate principal amount of 5.500% First Mortgage Bonds due 2040, all of which are fully and unconditionally guaranteed by the Company.  As a result of these guarantee arrangements, the Company is required to present the following condensed consolidating financial information.  The investments in affiliates are accounted for and presented using the “equity method” of accounting
The following tables present the condensed consolidating balance sheets as of December 31, 2016 and 2015, the condensed consolidating statements of income for the years ended December 31, 2016, 2015 and 2014, and the condensed consolidating statements of cash flows for the years ended December 31, 2016, 2015, and 2014, of (i) California Water Service Group, the guarantor of the First Mortgage Bonds and the parent company; (ii) California Water Service Company, the issuer of the First Mortgage Bonds and a 100% owned consolidated subsidiary of California Water Service Group; and (iii) the other 100% owned non-guarantor consolidated subsidiaries of California Water Service Group. No other subsidiary of the Company guarantees the securities. The condensed consolidating balance sheet as of December 31, 2015 reflects the retrospective adoption of ASU 2015-03 (refer to Note 2 Summary of Significant Accounting Policies for more details).

CALIFORNIA WATER SERVICE GROUP
Notes to Consolidated Financial Statements (Continued)
December 31, 2016, 2015, and 2014
Dollar amounts in thousands unless otherwise stated
16 CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (Continued)

CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATING BALANCE SHEET
As of December 31, 2016

	Parent Company	Cal Water	All Other Subsidiaries	Consolidating Adjustments	Consolidated
	(In thousands)
	ASSETS
Utility plant:
Utility plant	$1,318	$2,519,785	$203,433	$(7,197)	$2,717,339
Less accumulated depreciation and amortization	(826)	(805,992)	(53,163)	1,919	(858,062)
Net utility plant	492	1,713,793	150,270	(5,278)	1,859,277
Current assets:
Cash and cash equivalents	5,216	13,215	7,061	—	25,492
Receivables and unbilled revenue	—	98,850	4,173	—	103,023
Receivables from affiliates	19,566	3,608	8	(23,182)	—
Other current assets	80	12,442	1,032	—	13,554
Total current assets	24,862	128,115	12,274	(23,182)	142,069
Other assets:
Regulatory assets	—	352,139	3,791	—	355,930
Investments in affiliates	666,525	—	—	(666,525)	—
Long-term affiliate notes receivable	25,744	—	—	(25,744)	—
Other assets	376	50,361	3,765	(33)	54,469
Total other assets	692,645	402,500	7,556	(692,302)	410,399
TOTAL ASSETS	$717,999	$2,244,408	$170,100	$(720,762)	$2,411,745
	CAPITALIZATION AND LIABILITIES
Capitalization:
Common stockholders' equity	$659,471	$595,003	$76,833	$(671,836)	$659,471
Affiliate long-term debt	—	—	25,744	(25,744)	—
Long-term debt, less current maturities	—	530,850	895	—	531,745
Total capitalization	659,471	1,125,853	103,472	(697,580)	1,191,216
Current liabilities:
Current maturities of long-term debt	—	25,657	551	—	26,208
Short-term borrowings	57,100	40,000	—	—	97,100
Payables to affiliates	—	539	22,643	(23,182)	—
Accounts payable	—	74,998	2,815	—	77,813
Accrued expenses and other liabilities	88	47,232	1,789	—	49,109
Total current liabilities	57,188	188,426	27,798	(23,182)	250,230
Unamortized investment tax credits	—	1,798	—	—	1,798
Deferred income taxes	1,340	296,781	803	—	298,924
Pension and postretirement benefits other than pensions	—	222,691	—	—	222,691
Regulatory and other long-term liabilities	—	80,518	3,130	—	83,648
Advances for construction	—	181,907	541	—	182,448
Contributions in aid of construction	—	146,434	34,356	—	180,790
TOTAL CAPITALIZATION AND LIABILITIES	$717,999	$2,244,408	$170,100	$(720,762)	$2,411,745

CALIFORNIA WATER SERVICE GROUP
Notes to Consolidated Financial Statements (Continued)
December 31, 2016, 2015, and 2014
Dollar amounts in thousands unless otherwise stated
16 CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (Continued)

CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATING BALANCE SHEET
As of December 31, 2015

	Parent Company	Cal Water	All Other Subsidiaries	Consolidating Adjustments	Consolidated
	(In thousands)
	ASSETS
Utility plant:
Utility plant	$1,318	$2,313,704	$199,121	$(7,197)	$2,506,946
Less accumulated depreciation and amortization	(605)	(758,362)	(48,034)	1,823	(805,178)
Net utility plant	713	1,555,342	151,087	(5,374)	1,701,768
Current assets:
Cash and cash equivalents	582	4,270	3,985	—	8,837
Receivables and unbilled revenue	—	100,777	3,728	—	104,505
Receivables from affiliates	19,677	26,219	—	(45,896)	—
Other current assets	79	13,077	1,080		14,236
Total current assets	20,338	144,343	8,793	(45,896)	127,578
Other assets:
Regulatory assets	—	358,254	3,639	—	361,893
Investments in affiliates	651,449	—	—	(651,449)	—
Long-term affiliate notes receivable	25,099	—	—	(25,099)	—
Other assets	758	45,544	4,616	(904)	50,014
Total other assets	677,306	403,798	8,255	(677,452)	411,907
TOTAL ASSETS	$698,357	$2,103,483	$168,135	$(728,722)	$2,241,253
	CAPITALIZATION AND LIABILITIES
Capitalization:
Common stockholders' equity	$642,155	$581,792	$75,024	$(656,816)	$642,155
Affiliate long-term debt	—	—	25,099	(25,099)	—
Long-term debt, less current maturities	—	507,034	968		508,002
Total capitalization	642,155	1,088,826	101,091	(681,915)	1,150,157
Current liabilities:
Current maturities of long-term debt	—	5,654	389	—	6,043
Short-term borrowings	33,615	—	—	—	33,615
Payables to affiliates	21,500	667	23,729	(45,896)	—
Accounts payable	—	63,814	2,566	—	66,380
Accrued expenses and other liabilities	102	40,173	1,585	—	41,860
Total current liabilities	55,217	110,308	28,269	(45,896)	147,898
Unamortized investment tax credits	—	1,872	—	—	1,872
Deferred income taxes	985	264,823	—	(911)	264,897
Pension and postretirement benefits other than pensions	—	236,266	—	—	236,266
Regulatory and other long-term liabilities	—	79,477	2,937	—	82,414
Advances for construction	—	179,630	542	—	180,172
Contributions in aid of construction	—	142,281	35,296	—	177,577
TOTAL CAPITALIZATION AND LIABILITIES	$698,357	$2,103,483	$168,135	$(728,722)	$2,241,253

CALIFORNIA WATER SERVICE GROUP
Notes to Consolidated Financial Statements (Continued)
December 31, 2016, 2015, and 2014
Dollar amounts in thousands unless otherwise stated
16 CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (Continued)

CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATING STATEMENT OF INCOME
For the Year Ended December 31, 2016

	Parent Company	Cal Water	All Other Subsidiaries	Consolidating Adjustments	Consolidated
	(In thousands)
Operating revenue	$—	$570,514	$38,856	$—	$609,370
Operating expenses:
Operations:
Purchased water	—	181,018	497	—	181,515
Purchased power	—	19,791	7,389	—	27,180
Pump taxes	—	11,298	—	—	11,298
Administrative and general	—	88,001	10,473	—	98,474
Other	—	73,918	6,669	(505)	80,082
Maintenance	—	22,053	940	—	22,993
Depreciation and amortization	220	59,138	4,337	(96)	63,599
Income tax (benefit) expense	(398)	22,743	1,449	1,010	24,804
Property and other taxes	—	20,331	2,900	—	23,231
Total operating (income) expenses	(178)	498,291	34,654	409	533,176
Net operating income	178	72,223	4,202	(409)	76,194
Other income and expenses:
Non-regulated revenue	1,850	15,114	2,006	(2,385)	16,585
Non-regulated expenses	—	(10,122)	(1,323)	—	(11,445)
Loss on sale of non-utility properties	—	(146)	—	—	(146)
Income tax expense on other income and expenses	(754)	(1,976)	(254)	972	(2,012)
Net other income	1,096	2,870	429	(1,413)	2,982
Interest:
Interest expense	757	32,682	1,906	(1,879)	33,466
Less: capitalized interest	—	(2,905)	(60)	—	(2,965)
Net interest expense	757	29,777	1,846	(1,879)	30,501
Equity earnings of subsidiaries	48,158	—	—	(48,158)	—
Net income	$48,675	$45,316	$2,785	$(48,101)	$48,675

CALIFORNIA WATER SERVICE GROUP
Notes to Consolidated Financial Statements (Continued)
December 31, 2016, 2015, and 2014
Dollar amounts in thousands unless otherwise stated
16 CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (Continued)

CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATING STATEMENT OF INCOME
For the Year Ended December 31, 2015

	Parent Company	Cal Water	All Other Subsidiaries	Consolidating Adjustments	Consolidated
	(In thousands)
Operating revenue	$—	$552,202	$36,166	$—	$588,368
Operating expenses:
Operations:
Purchased water	—	168,157	400	—	168,557
Purchased power	—	20,282	7,608	—	27,890
Pump taxes	—	11,479	—	—	11,479
Administrative and general	—	101,244	11,866	—	113,110
Other	—	61,154	6,599	(505)	67,248
Maintenance	—	20,659	804	—	21,463
Depreciation and amortization	228	56,911	4,343	(101)	61,381
Income tax (benefit) expense	(388)	23,964	(56)	1,008	24,528
Property and other taxes	—	18,848	2,711	—	21,559
Total operating (income) expenses	(160)	482,698	34,275	402	517,215
Net operating income	160	69,504	1,891	(402)	71,153
Other Income and Expenses:
Non-regulated revenue	1,787	14,460	1,699	(2,322)	15,624
Non-regulated expenses	—	(12,870)	(1,174)	—	(14,044)
Gain on sale of non-utility properties	—	315	—	—	315
Income tax expense on other income and expenses	(728)	(776)	(224)	967	(761)
Net other income	1,059	1,129	301	(1,355)	1,134
Interest:
Interest expense	718	28,450	1,834	(1,817)	29,185
Less: capitalized interest	—	(1,873)	(42)	—	(1,915)
Net interest expense	718	26,577	1,792	(1,817)	27,270
Equity earnings of subsidiaries	44,516	—	—	(44,516)	—
Net income	$45,017	$44,056	$400	$(44,456)	$45,017

CALIFORNIA WATER SERVICE GROUP
Notes to Consolidated Financial Statements (Continued)
December 31, 2016, 2015, and 2014
Dollar amounts in thousands unless otherwise stated
16 CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (Continued)

CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATING STATEMENT OF INCOME
For the Year Ended December 31, 2014

	Parent Company	Cal Water	All Other Subsidiaries	Consolidating Adjustments	Consolidated
	(In thousands)
Operating revenue	$—	$564,508	$32,991	$—	$597,499
Operating expenses:
Operations:
Purchased water	—	177,561	323	—	177,884
Purchased power	—	24,089	9,070	—	33,159
Pump taxes	—	12,898	—	—	12,898
Administrative and general	66	87,130	10,177	—	97,373
Other	—	59,291	7,021	(505)	65,807
Maintenance	—	19,141	713	—	19,854
Depreciation and amortization	214	56,836	4,274	(107)	61,217
Income tax (benefit) expense	(275)	27,286	(1,248)	964	26,727
Property and other taxes	—	18,086	2,647	—	20,733
Total operating expenses	5	482,318	32,977	352	515,652
Net operating income (loss)	(5)	82,190	14	(352)	81,847
Other Income and Expenses:
Non-regulated revenue	1,811	16,085	1,592	(2,170)	17,318
Non-regulated expenses	—	(13,086)	(1,199)	—	(14,285)
Gain on sale of non-utility properties		51			51
Income tax expense on other income and expenses	(738)	(1,243)	(184)	920	(1,245)
Net other income	1,073	1,807	209	(1,250)	1,839
Interest:
Interest expense
Less: capitalized interest	—	(1,460)	(75)	—	(1,535)
Net interest expense	394	26,317	1,903	(1,666)	26,948
Equity earnings of subsidiaries	56,064	—	—	(56,064)	—
Net income (loss)	$56,738	$57,680	$(1,680)	$(56,000)	$56,738

CALIFORNIA WATER SERVICE GROUP
Notes to Consolidated Financial Statements (Continued)
December 31, 2016, 2015, and 2014
Dollar amounts in thousands unless otherwise stated
16 CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (Continued)

CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2016

	Parent Company	Cal Water	All Other Subsidiaries	Consolidating Adjustments	Consolidated
	(In thousands)
Operating activities:
Net income	$48,675	$45,316	$2,785	$(48,101)	$48,675
Adjustments to reconcile net income to net cash provided by operating activities:
Equity earnings of subsidiaries	(48,158)	—	—	48,158	—
Dividends received from affiliates	33,081	—	—	(33,081)	—
Depreciation and amortization	220	60,572	4,507	(96)	65,203
Amortization of debt premium	—	871	—	—	871
Change in deferred income taxes	—	26,818	—	—	26,818
Change in value of life insurance contract	—	(1,026)	—	—	(1,026)
Stock-based compensation	2,849	—	—	—	2,849
Loss on sale of non-utility properties	—	146	—	—	146
Write-off of capital costs	—	3,221	—	—	3,221
Changes in operating assets and liabilities	(14)	6,534	261	—	6,781
Other changes in noncurrent assets and liabilities	(389)	4,645	1,867	39	6,162
Net cash provided by operating activities	36,264	147,097	9,420	(33,081)	159,700
Investing activities:
Utility plant expenditures	—	(224,378)	(4,560)	—	(228,938)
Proceeds from sale of non-utility assets	—	395	—	—	395
Change in affiliate advances	291	1,111	(67)	(1,335)	—
Collection of affiliate short-term borrowings	365	42,100	—	(42,465)	—
Issuance of affiliate short-term borrowings	(2,365)	(20,600)	—	22,965	—
Collection of affiliate long-term debt	1,175	—	—	(1,175)	—
Life insurance benefits	—	495	—	—	495
Purchase of life insurance	—	(2,857)	—	—	(2,857)
Changes in restrict cash	—	66	—	—	66
Net cash used in investing activities	(534)	(203,668)	(4,627)	(22,010)	(230,839)
Financing Activities:
Short-term borrowings	44,100	101,000	—	—	145,100
Repayment of short-term borrowings	(20,615)	(61,000)	—	—	(81,615)
Change in affiliate advances	—	(128)	(1,207)	1,335	—
Proceeds from affiliate short-term borrowings	20,600	—	2,365	(22,965)	—
Repayment of affiliate short-term borrowings	(42,100)	—	(365)	42,465	—
Repayment of affiliates long-term debt	—	—	(1,175)	1,175	—
Issuance of long term debt, net of expenses	—	49,823	—	—	49,823
Advances and contribution in aid of construction	—	21,329	119	—	21,448
Refunds of advances for construction	—	(6,855)	(30)	—	(6,885)
Repayment of long-term debt	—	(6,548)	(448)	—	(6,996)
Dividends paid to non-affiliates	(33,081)	—	—	—	(33,081)
Dividends paid to affiliates	—	(32,105)	(976)	33,081	—
Net cash provided by (used in) financing activities	(31,096)	65,516	(1,717)	55,091	87,794
Change in cash and cash equivalents	4,634	8,945	3,076	—	16,655
Cash and cash equivalents at beginning of period	582	4,270	3,985	—	8,837
Cash and cash equivalents at end of year	$5,216	$13,215	$7,061	$—	$25,492

CALIFORNIA WATER SERVICE GROUP
Notes to Consolidated Financial Statements (Continued)
December 31, 2016, 2015, and 2014
Dollar amounts in thousands unless otherwise stated
16 CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (Continued)

CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2015

	Parent Company	Cal Water	All Other Subsidiaries	Consolidating Adjustments	Consolidated
	(In thousands)
Operating activities:
Net income	$45,017	$44,056	$400	$(44,456)	$45,017
Adjustments to reconcile net income to net cash provided by operating activities:
Equity earnings of subsidiaries	(44,516)	—	—	44,516	—
Dividends received from affiliates	32,066	—	—	(32,066)	—
Depreciation and amortization	228	58,385	4,670	(101)	63,182
Change in value of life insurance contracts	—	218	—	—	218
Stock-based compensation	2,578	—	—	—	2,578
(Gain) on sale of non-utility properties	—	(315)	—	—	(315)
Changes in deferred income taxes	—	24,393	—	—	24,393
Changes in operating assets and liabilities	(758)	(6,417)	5,392	(94)	(1,877)
Other changes in noncurrent assets and liabilities	1,436	14,807	(4,943)	135	11,435
Net cash provided by operating activities	36,051	135,127	5,519	(32,066)	144,631
Investing activities:
Utility plant expenditures	—	(171,645)	(5,188)	—	(176,833)
Proceeds from sale of non-utility assets	—	319	—	—	319
Investment in affiliates	(1,000)	—	—	1,000	—
Change in affiliate advances	(239)	(1,111)	115	1,235	—
Issuance of affiliate short-term borrowings	(3,280)	(21,500)	—	24,780	—
Collection of affiliate short-term borrowings	3,000	—	—	(3,000)	—
Collection of affiliate-long term debt	1,007	—	—	(1,007)	—
Purchase of life insurance contracts	—	(2,032)	—	—	(2,032)
Changes in Restricted cash	—	288	—	—	288
Net cash used in investing activities	(512)	(195,681)	(5,073)	23,008	(178,258)
Financing Activities:
Short-term borrowings, net of expenses	15,101	79,202	—	—	94,303
Repayment of short-term borrowings	(43,600)	(97,400)	—	—	(141,000)
Investment from affiliates	—	—	1,000	(1,000)	—
Change in affiliate advances	—	397	838	(1,235)	—
Proceeds from affiliate short-term borrowings	21,500	—	3,280	(24,780)	—
Repayment of affiliate short-term borrowings	—	—	(3,000)	3,000	—
Repayment of affiliate long-term debt	—	—	(1,007)	1,007	—
Proceeds from long-term debt	—	99,293	50	—	99,343
Advances and contributions in aid for construction	—	14,195	1,831	—	16,026
Refunds of advances for construction	—	(6,681)	(45)	—	(6,726)
Repayment of long-term debt	—	(6,528)	(475)	—	(7,003)
Dividends paid to non-affiliates	(32,066)	—	—	—	(32,066)
Dividends paid to affiliates	—	(31,583)	(483)	32,066	—
Net cash provided by (used in) financing activities	(39,065)	50,895	1,989	9,058	22,877
Change in cash and cash equivalents	(3,526)	(9,659)	2,435	—	(10,750)
Cash and cash equivalents at beginning of period	4,108	13,929	1,550	—	19,587
Cash and cash equivalents at end of year	$582	$4,270	$3,985	$—	$8,837

CALIFORNIA WATER SERVICE GROUP
Notes to Consolidated Financial Statements (Continued)
December 31, 2016, 2015, and 2014
Dollar amounts in thousands unless otherwise stated
16 CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (Continued)

California Water Service Group
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2014

	Parent Company	Cal Water	All Other Subsidiaries	Consolidating Adjustments	Consolidated
	(In thousands)
Operating activities:
Net income (loss)	$56,738	$57,680	$(1,680)	$(56,000)	$56,738
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity earnings of subsidiaries	(56,064)	—	—	56,064	—
Dividends received from affiliates	31,063	—	—	(31,063)	—
Depreciation and amortization	214	58,657	4,558	(107)	63,322
Change in value of life insurance contracts	—	(994)	—	—	(994)
Stock-based compensation	2,195	—	—	—	2,195
(Gain) on sale of non-utility properties	—	(51)	—	—	(51)
Changes in deferred income taxes	—	34,125	—	—	34,125
Changes in operating assets and liabilities	16	(11,803)	(894)	—	(12,681)
Other changes in noncurrent assets and liabilities	789	(15,596)	243	43	(14,521)
Net cash provided by operating activities	34,951	122,018	2,227	(31,063)	128,133
Investing activities:
Utility plant expenditures	—	(125,048)	(6,967)	—	(132,015)
Proceeds from sale of non-utility assets	—	57	—	—	57
Investment in affiliates	(47,650)	—	—	47,650	—
Change in affiliate advances	(3,200)	2,147	(80)	1,133	—
Collection of affiliate long-term debt	938	—	—	(938)	—
Purchase of life insurance contracts	—	(3,207)	—	—	(3,207)
Changes in Restricted cash	—	396	—	—	396
Net cash used in investing activities	(49,912)	(125,655)	(7,047)	47,845	(134,769)
Financing Activities:
Short-term borrowings	64,900	52,400	—	—	117,300
Repayment of short-term borrowings	(20,000)	(65,000)	—	—	(85,000)
Investment from affiliates	—	42,000	5,650	(47,650)	—
Change in affiliate advances	(48)	270	911	(1,133)	—
Repayment of affiliate long-term debt	—	—	(938)	938	—
Proceeds from long-term debt	—	—	497	—	497
Repayment of long-term debt	—	(6,934)	(1,771)	—	(8,705)
Advances and contributions in aid for construction	—	11,219	1,110	—	12,329
Refunds of advances for construction	—	(6,529)	(112)	—	(6,641)
Dividends paid to non-affiliates	(31,063)	—	—	—	(31,063)
Dividends paid to affiliates	—	(30,650)	(413)	31,063	—
Net cash provided by (used in) financing activities	13,789	(3,224)	4,934	(16,782)	(1,283)
Change in cash and cash equivalents	(1,172)	(6,861)	114	—	(7,919)
Cash and cash equivalents at beginning of period	5,280	20,790	1,436	—	27,506
Cash and cash equivalents at end of year	$4,108	$13,929	$1,550	$—	$19,587

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
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2016. Based on that evaluation, we concluded that our disclosure controls and procedures were effective at the reasonable assurance level.
There was no change in our internal control over financial reporting during the quarter ended December 31, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Management's Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended). Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in "Internal Control—Integrated Framework (2013)". Management has concluded that, as of December 31, 2016 our internal control over financial reporting is effective based on these criteria. Our independent registered public accounting firm, Deloitte & Touche LLP, has audited the effectiveness of our internal control over financial reporting as of December 31, 2016, as stated in their report, which is included in Item 8 and incorporated herein.
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
The following table represents securities authorized to be issued under our equity compensation plan:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Rights (a)	Weighted-Average Exercise Price of Outstanding Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plan (Excluding Securities Reflected in Column) (a)
Equity compensation plans approved by security holders	—	—	911,697
Equity compensation plans not approved by security holders	—	—	—
Total	—	$—	911,697

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
Date: February 23, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ PETER C. NELSON	Chairman, Board of Directors	Date: February 23, 2017
PETER C. NELSON

/s/ GREGORY E. ALIFF	Member, Board of Directors	Date: February 23, 2017
GREGORY E. ALIFF

/s/ TERRY P. BAYER	Member, Board of Directors	Date: February 23, 2017
TERRY P. BAYER

/s/ EDWIN A. GUILES	Member, Board of Directors	Date: February 23, 2017
EDWIN A. GUILES

/s/ BONNIE G. HILL	Member, Board of Directors	Date: February 23, 2017
BONNIE G. HILL

/s/ THOMAS M. KRUMMEL	Member, Board of Directors	Date: February 23, 2017
THOMAS M. KRUMMEL, M.D.

/s/ RICHARD P. MAGNUSON	Member, Board of Directors	Date: February 23, 2017
RICHARD P. MAGNUSON

/s/ LESTER A. SNOW	Member, Board of Directors	Date: February 23, 2017
LESTER A. SNOW

/s/ GEORGE A. VERA	Member, Board of Directors	Date: February 23, 2017
GEORGE A. VERA

/s/ MARTIN A. KROPELNICKI	President and Chief Executive Officer; Principal Executive Officer; Member, Board of Directors	Date: February 23, 2017
MARTIN A. KROPELNICKI

/s/ THOMAS F. SMEGAL III	Vice President, Chief Financial Officer and Treasurer; Principal Financial Officer	Date: February 23, 2017
THOMAS F. SMEGAL III

/s/ DAVID B. HEALEY	Vice President, Corporate Controller and Assistant Treasurer; Principal Accounting Officer	Date: February 23, 2017
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