Form 10-Q
period 2017-03-31
CALIFORNIA WATER SERVICE GROUP
filed 2017-04-27
CIK 1035201

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated Filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act) Yes ☐  No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common shares outstanding as of March 31, 2017 — 48,021,704

PART I FINANCIAL INFORMATION

Item 1.

FINANCIAL STATEMENTS

The condensed consolidated financial statements presented in this filing on Form 10-Q have been prepared by management and are unaudited.

CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited (In thousands, except per share data)

	March 31, 2017	December 31, 2016
ASSETS
Utility plant:
Utility plant	$2,766,232	$2,717,339
Less accumulated depreciation and amortization	(878,227)	(858,062)
Net utility plant	1,888,005	1,859,277
Current assets:
Cash and cash equivalents	11,990	25,492
Receivables:
Customers	24,685	30,305
Regulatory balancing accounts	30,661	30,332
Other	17,394	17,158
Unbilled revenue	24,303	25,228
Materials and supplies at weighted average cost	6,405	6,292
Taxes, prepaid expenses, and other assets	12,767	7,262
Total current assets	128,205	142,069
Other assets:
Regulatory assets	367,476	355,930
Goodwill	2,615	2,615
Other assets	53,997	51,854
Total other assets	424,088	410,399
TOTAL ASSETS	$2,440,298	$2,411,745
CAPITALIZATION AND LIABILITIES
Capitalization:
Common stock, $0.01 par value; 68,000 shares authorized, 48,022 and 47,965 outstanding in 2017 and 2016, respectively	$480	$480
Additional paid-in capital	334,220	334,856
Retained earnings	316,633	324,135
Total common stockholders’ equity	651,333	659,471
Long-term debt, less current maturities	521,715	531,745
Total capitalization	1,173,048	1,191,216
Current liabilities:
Current maturities of long-term debt	36,139	26,208
Short-term borrowings	130,100	97,100
Accounts payable	69,276	77,813
Regulatory balancing accounts	8,197	4,759
Accrued interest	12,583	5,661
Accrued expenses and other liabilities	37,078	38,689
Total current liabilities	293,373	250,230
Unamortized investment tax credits	1,798	1,798
Deferred income taxes	299,464	298,924
Pension and postretirement benefits other than pensions	224,851	222,691
Regulatory liabilities and other	84,318	83,648
Advances for construction	182,815	182,448
Contributions in aid of construction	180,631	180,790
Commitments and contingencies (Note 10)
TOTAL CAPITALIZATION AND LIABILITIES	$2,440,298	$2,411,745
See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
Unaudited (In thousands, except per share data)

For the three months ended	March 31, 2017	March 31, 2016
Operating revenue	$122,036	$121,727
Operating expenses:
Operations:
Water production costs	42,068	41,069
Administrative and general	25,249	27,827
Other operations	16,124	19,302
Maintenance	6,112	6,063
Depreciation and amortization	19,201	16,046
Income tax benefit	(884)	(925)
Property and other taxes	6,116	6,075
Total operating expenses	113,986	115,457
Net operating income	8,050	6,270
Other income and expenses:
Non-regulated revenue	3,462	3,428
Non-regulated expenses	(2,054)	(2,980)
Allowance for equity funds used during construction (Note 2)	779	—
Income tax expense on other income and expenses	(889)	(181)
Net other income	1,298	267
Interest expense:
Interest expense	8,710	8,065
Allowance for borrowed funds used during construction (Note 2)	(494)	(730)
Net interest expense	8,216	7,335
Net income (loss)	$1,132	$(798)
Earnings (loss) per share:
Basic	$0.02	$(0.02)
Diluted	0.02	(0.02)
Weighted average shares outstanding:
Basic	47,984	47,905
Diluted	47,984	47,905
Dividends declared per share of common stock	$0.1800	$0.1725
 See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

CALIFORNIA WATER SER VICE GROUP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited (In thousands)

For the three months ended:	March 31, 2017	March 31, 2016
Operating activities:
Net income (loss)	$1,132	$(798)
Adjustments to reconcile net income (loss) to net cash:
Depreciation and amortization	19,658	16,454
Change in value of life insurance contracts	(319)	43
Allowance for equity funds used during construction	(779)	—
Changes in operating assets and liabilities:
Receivables and unbilled revenue	(4,564)	7,127
Accounts payable	(5,535)	(5,129)
Other current assets	(5,359)	(1,728)
Other current liabilities	5,084	10,453
Other changes in noncurrent assets and liabilities	4,979	5,070
Net cash provided by operating activities	14,297	31,492
Investing activities:
Utility plant expenditures	(51,853)	(56,463)
Life insurance proceeds	450	495
Purchase of life insurance contracts	(836)	(960)
Change in restricted cash	(260)	(465)
Net cash used in investing activities	(52,499)	(57,393)
Financing activities:
Short-term borrowings	35,000	54,500
Repayment of short-term borrowings	(2,000)	(53,615)
Proceeds from long-term debt, net of expenses of $0 for 2017, $177 for 2016	—	50,039
Repayment of long-term debt	(286)	(254)
Advances and contributions in aid of construction	3,975	7,608
Refunds of advances for construction	(2,236)	(1,612)
Repurchase of common stock	(1,119)	(466)
Dividends paid	(8,634)	(8,258)
Net cash provided by financing activities	24,700	47,942
Change in cash and cash equivalents	(13,502)	22,041
Cash and cash equivalents at beginning of period	25,492	8,837
Cash and cash equivalents at end of period	$11,990	$30,878
Supplemental information:
Cash paid for interest (net of amounts capitalized)	$994	$481
Supplemental disclosure of non-cash activities:
Accrued payables for investments in utility plant	$24,191	$22,904
Utility plant contribution by developers	3,481	2,490
 See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

CALIFORNIA WATER SERVICE GROUP
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2017
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

Basis of Presentation

The unaudited condensed consolidated interim financial information has been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission (SEC) and therefore do not contain all of the information and footnotes required by GAAP and the SEC for annual financial statements. The unaudited condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements for the year ended December 31, 2016, included in its annual report on Form 10-K as filed with the SEC on February 23, 2017.

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

For metered customers, Cal Water recognizes revenue from rates which are designed and authorized by the California Public Utilities Commission (CPUC). Under the Water Revenue Adjustment Mechanism (WRAM), Cal Water records the adopted level of volumetric revenues, which would include recovery of cost of service and a return on investments, as established by the CPUC for metered accounts. The adopted volumetric revenue considers the seasonality of consumption of water based upon historical averages. The variance between adopted volumetric revenues and actual billed volumetric revenues for metered accounts is recorded as a component of revenue with an offsetting entry to a regulatory asset or liability balancing account (tracked individually for each Cal Water district) subject to certain criteria under the accounting guidance for regulated operations. The variance amount represents amounts that will be billed or refunded to customers in the future. In addition to volumetric revenues, the revenue requirements approved by the CPUC include service charges, flat rate charges, and other items not subject to the WRAM.

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

The balances in the WRAM and MCBA assets and liabilities accounts will fluctuate on a monthly basis depending upon the variance between adopted and actual results. The recovery or refund of the WRAM is netted against the MCBA over- or under-recovery for the corresponding district and the deferred net balances are interest bearing at the current 90 day commercial paper rate. Subsequent to calendar year-end, Cal Water files with the CPUC to refund or collect the balance in the accounts. The majority of under-collected net WRAM and MCBA receivable balances are collected over 12 and 18 months. Cal Water defers net WRAM and MCBA operating revenues and associated costs whenever the net receivable balances are estimated to be collected more than 24 months after the respective reporting period in which it was recorded. The deferred net WRAM and MCBA revenue and associated costs were determined using forecasts of customer consumption trends in future reporting periods and the estimated timing of when the CPUC will authorize Cal Water's filings to recover unbilled balances. Deferred revenues and associated costs are recorded in the periods when the collection is within 24 months of the respective reporting period.

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

Flat rate customers are billed in advance at the beginning of the service period. The revenue is prorated so that the portion of revenue applicable to the current period is included in that period’s revenue, with the balance recorded as unearned revenue on the balance sheet and recognized as revenue when earned in the subsequent accounting period. The unearned revenue liability was $0.8 million as of March 31, 2017 and December 31, 2016, respectively. This liability is included in “accrued expenses and other liabilities” on the condensed consolidated balance sheets.

Allowance for Funds Used During Construction

The allowance for funds used during construction (AFUDC) represents the capitalized cost of funds used to finance the construction of utility plant. In general, AFUDC is applied to Cal Water construction projects requiring more than one month to complete. No AFUDC is applied to projects funded by customer advances for construction, contributions in aid of construction, or applicable state-revolving fund loans. AFUDC includes the net cost of borrowed funds and a rate of return on other funds when used, and is recovered through water rates as the utility plant is depreciated. Cal Water was authorized by the CPUC to record AFUDC on construction work in progress effective January 1, 2017. Prior to January 1, 2017, the CPUC authorized Cal Water to only record capitalized interest on borrowed funds. Cal Water previously reported the amounts authorized as capitalized interest and a reduced interest expense. The amount of AFUDC related to equity funds during the three months ended March 31, 2017 was $0.8 million and there was $0 million for the three months ended March 31, 2016. The amount of AFUDC related to borrowed funds for the three months ended March 31, 2017 was $0.5 million and the equivalent amount of capitalized interest on borrowed funds was $0.7 million for the three months ended March 31, 2016.

Adoption of New Accounting Standard

In March 2016, the Financial Accounting Standards Board (FASB) issued updated accounting guidance on simplifying the accounting for share-based payments (ASU 2016-09), which includes the accounting for share-based payment transactions, the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The Company adopted and implemented the changes to accounting for share-based payments on January 1, 2017 and applied the requirements retrospectively on the statement of cash flows for all periods presented. The Company's forfeiture policy did not change and the Company continues to account for forfeitures when they occur. For the three month period ended March 31, 2017, the Company recorded $0.5 million of income tax benefits in excess compensation costs for share-based compensation which reduced the effective tax rate. The tax-related cash flows resulting from share-based payments were reported as operating activities and the associated cash paid by the company for employee tax withholding transactions were reported as financing activities on the consolidated statement of cash flows.

The following table shows the effect of the accounting change to the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2016:

	Three Months Ended March 31, 2016
Cash Flow Classification	As Reported on Form 10-Q	Adjusted Balance on Form 10-Q	Increase (Decrease) from Retrospective Adoption
Other changes in noncurrent assets and liabilities	$4,604	$5,070	$466
Net cash provided by operating activities	31,026	31,492	466
Repurchase of common stock	—	(466)	(466)
Net cash provided by financing activities	48,408	47,942	(466)

New Accounting Standards

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which amends the existing revenue recognition guidance.  In August 2015, the FASB deferred the effective date of this amendment for public companies by one year to January 1, 2018, with early adoption permitted as of the original effective date of January 1, 2017. The Company expects to adopt the new revenue standard using the modified retrospective method and does not expect the ASU to materially impact the timing or recognition of revenue related to the sale and delivery of water to their customers, which is a significant percentage of the Company's revenue. The Company is still evaluating the impact the ASU has on the related revenue disclosures.

In February 2016, the FASB issued ASU 2016-02, Leases. This update changes the accounting treatment of operating leases for lessees and related disclosure requirements. ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2018 and early adoption is permitted. The Company will adopt the standard using the modified retrospective method for its existing leases and is currently evaluating the impact of adopting the new lease standard on its consolidated financial statements and related disclosures.

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

In March 2017, the FASB issued Accounting Standards Update No. 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (“ASU 2017-07”). The update requires employers to present the service cost component of the net periodic benefit cost in the same income statement line item as other employee compensation costs arising from services rendered during the period. The other components of net benefit cost, including interest cost, expected return on plan assets, amortization of prior service cost/credit and actuarial gain/loss, and settlement and curtailment effects, are to be presented as non-operating items. Employers will have to disclose the line(s) used to present the other components of net periodic benefit cost, if the components are not presented separately in the income statement. The standard only allows the service cost component to be eligible for capitalization. ASU 2017-07 is effective for annual periods after December 15, 2017, and early adoption is permitted. The Company is currently evaluating the impact on its consolidated financial statements and related disclosures. The adoption of this guidance will change the

Company's financial statement presentation of net benefit costs. However, based on current regulatory authorization, the changes required by the standard are not expected to materially impact the results of operations.

Note 3. Stock-based Compensation

Equity Incentive Plan

During the three months ended March 31, 2017 and 2016, the Company granted annual Restricted Stock Awards (RSAs) of 48,717 and 72,317, respectively, to officers and directors of the Company. During those same periods, 10,902 and 7,731 RSAs were canceled, respectively. Employee RSAs granted in 2017 and 2016 vest over 36 months. Director RSAs generally vest at the end of 12 months. During the first three months of 2017 and 2016, the RSAs granted were valued at $36.75 and $25.17 per share, respectively, based upon the fair market value of the Company’s common stock on the date of grant.

During the three months ended March 31, 2017 and 2016, the Company granted 31,389 and 43,659 performance-based Restricted Stock Unit Awards (RSUs), respectively, to officers. During those same periods, the Company issued 38,709 and 28,424 RSUs and canceled 19,735 and 6,602 RSUs, respectively. Each RSU award reflects a target number of shares that may be issued to the award recipient. The 2017 and 2016 awards may be earned upon the completion of the three-year performance period and are recognized as expense ratably over the three-year performance period using a fair market value of $36.75 per share and $25.17 per share, respectively, and an estimate of RSUs earned during the performance period. The Company has recorded compensation costs for the RSAs and RSUs in administrative and general operating expenses in the amount of $0.7 million for the three months ended March 31, 2017 and March 31, 2016.

Note 4. Equity

The Company’s changes in total common stockholders’ equity for the three months ended March 31, 2017 were as follows:

Total Common Stockholders’ Equity
Balance at December 31, 2016	$659,471
Common stock issued	—
Share-based compensation expense	483
Repurchase of common stock	(1,119)
Common stock dividends declared	(8,634)
Net income	1,132
Balance at March 31, 2017	$651,333

The repurchase of common stock represents vesting shares of common stock which employees elected to surrender to the Company in order to pay withholding taxes owed upon vesting of stock grants.

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

There were no shares of Stock Appreciation Rights (SARs) outstanding as of March 31, 2017 and as of March 31, 2016.

	Three Months Ended March 31
	2017	2016
	(In thousands, except per share data)
Net income (loss) available to common stockholders	$1,132	$(798)
Weighted average common shares outstanding, basic	47,984	47,905
Dilutive SARs (treasury method)	—	—
Weighted average common shares outstanding, dilutive	47,984	47,905
Earnings (loss) per share - basic	$0.02	$(0.02)
Earnings (loss) per share - diluted	$0.02	$(0.02)

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

Cash contributions by the Company related to pension plans were $7.5 million and $7.3 million for the three months ended March 31, 2017 and March 31, 2016, respectively. There were no contributions made to the other postretirement benefit plans during the first three months of 2017 and 2016. The 2017 estimated cash contribution to the pension plans is $29.5 million and to the other postretirement benefit plans is $9.3 million.

The following table lists components of net periodic benefit costs for the pension plans and other postretirement benefits. The data listed under “pension plan” includes the qualified pension plan and the non-qualified supplemental executive retirement plan. The data listed under “other benefits” is for all other postretirement benefits.

	Three Months Ended March 31
	Pension Plan		Other Benefits
	2017	2016	2017	2016
Service cost	$5,865	$5,067	$2,019	$2,304
Interest cost	5,791	5,453	1,491	1,800
Expected return on plan assets	(6,029)	(5,454)	(1,218)	(1,046)
Amortization of prior service cost	1,445	1,555	11	11
Recognized net actuarial loss	1,752	1,293	649	1,261
Net periodic benefit cost	$8,824	$7,914	$2,952	$4,330

The decrease in other benefits was due to reductions in health care claim payments in 2016.

Note 7. Short-term and Long-term Borrowings

In March 2016, Cal Water issued $50.0 million of First Mortgage Bonds, consisting of $40.0 million of 4.41% series SSS maturing April 16, 2046 and $10.0 million of 4.61% series TTT maturing April 14, 2056. Cash proceeds of approximately $49.7 million, net of $0.3 million debt issuance costs, were received. Cal Water used a portion of the net proceeds from the offering to repay outstanding borrowings on the Company and Cal Water lines of credit of $48.6 million.

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

The outstanding borrowings on the Company lines of credit were $55.1 million as of March 31, 2017 and $57.1 million as of December 31, 2016. There were $75.0 million and $40.0 million of borrowings on the Cal Water lines of credit as of

March 31, 2017 and December 31, 2016, respectively.  The average borrowing rate for borrowings on the Company and Cal Water lines of credit during the three months ended March 31, 2017 was 1.6% compared to 1.27% for the same period last year.

Note 8. Income Taxes
The Company accounts for income taxes under the provisions of ASC 740, Accounting for Income Taxes. The Company adjusts its effective tax rate each quarter to be consistent with the estimated annual effective tax rate. The Company also records the tax effect of unusual or infrequently occurring discrete items.
The provision for income taxes consists of the following:

	Three Months Ended March 31
	2017	2016
Income tax provision (benefit)	$5	$(744)
The increase in the income tax provision for 2017 from 2016 was due primarily to an increase in the Company’s earnings for the three months ended March 31, 2017, which was partially offset by a $0.5 million tax benefit associated with the settlement of equity awards. The Company’s fiscal year 2017 effective tax rate is estimated to be 37%.

During the month of April 2017, the Franchise Tax Board of California completed an audit of the Company's State of California EZ credit filing for years 2008-2012. The completed audit will not have a material impact on the Company's 2017 consolidated financial statements.

As of March 31, 2017 and December 31, 2016, the Company had unrecognized tax benefits of approximately $10.5 million. Included in the balance of unrecognized tax benefits as of March 31, 2017 and December 31, 2016 is approximately $2.3 million of tax benefits that, if recognized, would result in an adjustment to the Company’s effective tax rate. The Company does not expect its unrecognized tax benefits to change significantly within the next 12 months.

Note 9. Regulatory Assets and Liabilities

Regulatory assets and liabilities were comprised of the following as of March 31, 2017 and December 31, 2016:

	March 31, 2017	December 31, 2016
Regulatory Assets
Pension and retiree group health	$188,715	$188,880
Property-related temporary differences (tax benefits flowed through to customers)	92,676	92,099
Other accrued benefits	26,456	27,503
Net WRAM and MCBA long-term accounts receivable	27,300	16,148
Asset retirement obligations, net	16,148	15,812
Interim rates long-term accounts receivable	4,597	4,605
Tank coating	8,922	8,452
Health care balancing account	96	1,000
Pension cost balancing account	510	—
Other regulatory assets	2,056	1,431
Total Regulatory Assets	$367,476	$355,930

Regulatory Liabilities
Future tax benefits due to customers	$33,271	$33,231
Conservation program	1,034	584
Pension balancing account	82	695
Net WRAM and MCBA long-term payable	566	611
Other regulatory liabilities	2,992	3,614
Total Regulatory Liabilities	$37,945	$38,735

Short-term regulatory assets and liabilities are excluded from the above table. The short-term regulatory assets were $30.7 million as of March 31, 2017 and $30.3 million as of December 31, 2016. The short-term regulatory assets were primarily net WRAM and MCBA accounts receivable, 2012 General Rate Case (GRC) health cost balancing account receivable, 2014-2015 drought recovery, interim rate memorandum account receivable, and East LA memorandum accounts receivable as of March 31, 2017 and December 31, 2016. The short-term portions of regulatory liabilities were $8.2 million as of March 31, 2017 and $4.8 million as of December 31, 2016. As of March 31, 2017, the short-term regulatory liabilities were primarily net WRAM and MCBA liability balances, refund balance from an interim rates true up authorized prior to 2009 GRC, net refund balances to customers for the pension and conservation programs from the 2012 GRC. As of December 31, 2016, the short-term regulatory liabilities were primarily net WRAM and MCBA liability balances and net refund balances to customers for the pension and conservation programs from the 2012 GRC

Note 10. Commitments and Contingencies

Commitments

The Company has significant commitments to lease certain office spaces and water systems and to purchase water from water wholesalers. These commitments are described in Form 10-K for the year ended December 31, 2016.  As of March 31, 2017, there were no significant changes from December 31, 2016.

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

Other Legal Matters

From time to time, the Company is involved in various disputes and litigation matters that arise in the ordinary course of business. The status of each significant matter is reviewed and assessed for potential financial exposure. If the potential loss from any claim or legal proceeding is considered probable and the amount of the range of loss can be estimated, a liability is accrued for the estimated loss in accordance with the accounting standards for contingencies. Legal proceedings are subject to uncertainties, and the outcomes are difficult to predict. Because of such uncertainties, accruals are based on the best information available at the time. While the outcome of these disputes and litigation matters cannot be predicted with any certainty, management does not believe when taking into account existing reserves the ultimate resolution of these matters will materially affect the Company’s financial position, results of operations, or cash flows.  As of March 31, 2017 and December 31, 2016, the Company recognized a liability of $6.4 million and $6.0 million, respectively, for known legal matters. The cost of litigation is expensed as incurred and any settlement is first offset against such costs. Any settlement in excess of the cost to litigate is accounted for on a case by case basis, dependent on the nature of the settlement.

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

Advances for construction fair values were estimated using broker quotes from companies that frequently purchase these investments.

	March 31, 2017
		Fair Value
	Cost	Level 1	Level 2	Level 3	Total
Long-term debt, including current maturities	$557,854		$633,901		$633,901
Advances for construction	182,815		76,346		76,346
Total	$740,669	$—	$710,247	$—	$710,247

	December 31, 2016
		Fair Value
	Cost	Level 1	Level 2	Level 3	Total
Long-term debt, including current maturities	$557,953		$630,510		$630,510
Advances for construction	182,448		74,460		74,460
Total	$740,401	—	$704,970	$—	$704,970

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

The following tables present the condensed consolidating balance sheets as of March 31, 2017 and December 31, 2016, the condensed consolidating statements of income (loss) for the three months ended March 31, 2017 and 2016, and the condensed consolidating statements of cash flows for the three months ended March 31, 2017 and 2016 of (i) California Water Service Group, the guarantor of the First Mortgage Bonds and the parent company; (ii) California Water Service Company, the issuer of the First Mortgage Bonds and a 100% owned consolidated subsidiary of California Water Service Group; and (iii) the other 100% owned non-guarantor consolidated subsidiaries of California Water Service Group. No other subsidiary of the Company guarantees the securities. The condensed consolidating statement of cash flows for the three months ended March 31, 2016 reflects the retrospective adoption of ASU 2016-09 (refer to Note 2 Summary of Significant Accounting Policies for more details).

CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATING BALANCE SHEET
As of March 31, 2017
(In thousands)

	Parent Company	Cal Water	All Other Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS
Utility plant:
Utility plant	$1,318	$2,567,142	$204,969	$(7,197)	$2,766,232
Less accumulated depreciation and amortization	(849)	(824,791)	(54,529)	1,942	(878,227)
Net utility plant	469	1,742,351	150,440	(5,255)	1,888,005
Current assets:
Cash and cash equivalents	3,985	2,618	5,387	—	11,990
Receivables and unbilled revenue	—	93,155	3,888	—	97,043
Receivables from affiliates	19,317	2,653	186	(22,156)	—
Other current assets	395	17,743	1,034	—	19,172
Total current assets	23,697	116,169	10,495	(22,156)	128,205
Other assets:
Regulatory assets	—	363,672	3,804	—	367,476
Investments in affiliates	658,889	—	—	(658,889)	—
Long-term affiliate notes receivable	25,393	—	—	(25,393)	—
Other assets	274	52,636	3,744	(42)	56,612
Total other assets	684,556	416,308	7,548	(684,324)	424,088
TOTAL ASSETS	$708,722	$2,274,828	$168,483	$(711,735)	$2,440,298
CAPITALIZATION AND LIABILITIES
Capitalization:
Common stockholders’ equity	$651,333	$587,853	$76,333	$(664,186)	$651,333
Affiliate long-term debt	—	—	25,393	(25,393)	—
Long-term debt, less current maturities	—	520,815	900	—	521,715
Total capitalization	651,333	1,108,668	102,626	(689,579)	1,173,048
Current liabilities:
Current maturities of long-term debt	—	35,636	503	—	36,139
Short-term borrowings	55,100	75,000	—	—	130,100
Payables to affiliates	715	64	21,377	(22,156)	—
Accounts payable	—	66,254	3,022	—	69,276
Accrued expenses and other liabilities	141	55,368	2,349	—	57,858
Total current liabilities	55,956	232,322	27,251	(22,156)	293,373
Unamortized investment tax credits	—	1,798	—	—	1,798
Deferred income taxes	1,433	297,254	777	—	299,464
Pension and postretirement benefits other than pensions	—	224,851	—	—	224,851
Regulatory liabilities and other	—	81,129	3,189	—	84,318
Advances for construction	—	182,268	547	—	182,815
Contributions in aid of construction	—	146,538	34,093	—	180,631
TOTAL CAPITALIZATION AND LIABILITIES	$708,722	$2,274,828	$168,483	$(711,735)	$2,440,298

CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATING BALANCE SHEET
As of December 31, 2016
(In thousands)

	Parent Company	Cal Water	All Other Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS
Utility plant:
Utility plant	$1,318	$2,519,785	$203,433	$(7,197)	$2,717,339
Less accumulated depreciation and amortization	(826)	(805,992)	(53,163)	1,919	(858,062)
Net utility plant	492	1,713,793	150,270	(5,278)	1,859,277
Current assets:
Cash and cash equivalents	5,216	13,215	7,061	—	25,492
Receivables and unbilled revenue	—	98,850	4,173	—	103,023
Receivables from affiliates	19,566	3,608	8	(23,182)	—
Other current assets	80	12,442	1,032	—	13,554
Total current assets	24,862	128,115	12,274	(23,182)	142,069
Other assets:
Regulatory assets	—	352,139	3,791	—	355,930
Investments in affiliates	666,525	—	—	(666,525)	—
Long-term affiliate notes receivable	25,744	—	—	(25,744)	—
Other assets	376	50,361	3,765	(33)	54,469
Total other assets	692,645	402,500	7,556	(692,302)	410,399
TOTAL ASSETS	$717,999	$2,244,408	$170,100	$(720,762)	$2,411,745
CAPITALIZATION AND LIABILITIES
Capitalization:
Common stockholders’ equity	$659,471	$595,003	76,833	$(671,836)	$659,471
Affiliate long-term debt	—	—	25,744	(25,744)	—
Long-term debt, less current maturities	—	530,850	895	—	531,745
Total capitalization	659,471	1,125,853	103,472	(697,580)	1,191,216
Current liabilities:
Current maturities of long-term debt	—	25,657	551	—	26,208
Short-term borrowings	57,100	40,000	—	—	97,100
Payables to affiliates	—	539	22,643	(23,182)	—
Accounts payable	—	74,998	2,815	—	77,813
Accrued expenses and other liabilities	88	47,232	1,789	—	49,109
Total current liabilities	57,188	188,426	27,798	(23,182)	250,230
Unamortized investment tax credits	—	1,798	—	—	1,798
Deferred income taxes	1,340	296,781	803	—	298,924
Pension and postretirement benefits other than pensions	—	222,691	—	—	222,691
Regulatory and other liabilities	—	80,518	3,130	—	83,648
Advances for construction	—	181,907	541	—	182,448
Contributions in aid of construction	—	146,434	34,356	—	180,790
TOTAL CAPITALIZATION AND LIABILITIES	$717,999	$2,244,408	$170,100	$(720,762)	$2,411,745

CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATING STATEMENT OF INCOME (LOSS)
For the three months ended March 31, 2017
(In thousands)

	Parent Company	Cal Water	All Other Subsidiaries	Consolidating Adjustments	Consolidated
Operating revenue	$—	$113,342	$8,694	$—	$122,036
Operating expenses:
Operations:
Water production costs	—	40,189	1,879	—	42,068
Administrative and general	—	22,476	2,773	—	25,249
Other operations	—	14,400	1,850	(126)	16,124
Maintenance	—	5,906	206	—	6,112
Depreciation and amortization	23	18,111	1,090	(23)	19,201
Income tax benefit	(103)	(946)	(92)	257	(884)
Property and other taxes	(4)	5,412	708	—	6,116
Total operating (income) expenses	(84)	105,548	8,414	108	113,986
Net operating income	84	7,794	280	(108)	8,050
Other income and expenses:
Non-regulated revenue	481	3,135	454	(608)	3,462
Non-regulated expenses	—	(1,747)	(307)	—	(2,054)
Allowance for equity funds used during construction (Note 2)	—	779	—	—	779
Income tax expense on other income and expenses	(196)	(883)	(58)	248	(889)
Total other income	285	1,284	89	(360)	1,298
Interest:
Interest expense	235	8,470	486	(481)	8,710
Allowance for borrowed funds used during construction (Note 2)	—	(476)	(18)	—	(494)
Net interest expense	235	7,994	468	(481)	8,216
Equity earnings of subsidiaries	998	—	—	(998)	—
Net income (loss)	$1,132	$1,084	$(99)	$(985)	$1,132

CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATING STATEMENT OF INCOME (LOSS)
For the three months ended March 31, 2016
(In thousands)

	Parent Company	Cal Water	All Other Subsidiaries	Consolidating Adjustments	Consolidated
Operating revenue	$—	$113,027	$8,700	$—	$121,727
Operating expenses:
Operations:
Water production costs	—	39,245	1,824	—	41,069
Administrative and general	—	24,943	2,884	—	27,827
Other operations	—	17,726	1,702	(126)	19,302
Maintenance	—	5,840	223	—	6,063
Depreciation and amortization	57	14,915	1,098	(24)	16,046
Income tax (benefit) expense	(94)	(1,037)	(51)	257	(925)
Property and other taxes	—	5,390	685	—	6,075
Total operating (income) expenses	(37)	107,022	8,365	107	115,457
Net operating income	37	6,005	335	(107)	6,270
Other income and expenses:
Non-regulated revenue	464	3,196	374	(606)	3,428
Non-regulated expenses	—	(2,705)	(275)	—	(2,980)
Income tax (expense) benefit on other income and expenses	(189)	(200)	(39)	247	(181)
Total other income	275	291	60	(359)	267
Interest:
Interest expense	173	7,899	473	(480)	8,065
Less: capitalized interest	—	(714)	(16)	—	(730)
Net interest expense	173	7,185	457	(480)	7,335
Equity earnings of subsidiaries	(937)	—	—	937	—
Net loss	$(798)	$(889)	$(62)	$951	$(798)

CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the three months ended March 31, 2017
(In thousands)

	Parent Company	Cal Water	All Other Subsidiaries	Consolidating Adjustments	Consolidated
Operating activities:
Net income (loss)	$1,132	$1,084	$(99)	$(985)	$1,132
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity earnings of subsidiaries	(998)	—	—	998	—
Dividends received from affiliates	8,634	—	—	(8,634)	—
Depreciation and amortization	23	18,542	1,116	(23)	19,658
Allowance for equity funds used during construction	—	(779)	—	—	(779)
Changes in value of life insurance contracts	—	(319)	—	—	(319)
Changes in operating assets and liabilities	(67)	(11,003)	696	—	(10,374)
Other changes in noncurrent assets and liabilities	483	4,241	245	10	4,979
Net cash provided by operating activities	9,207	11,766	1,958	(8,634)	14,297
Investing activities:
Utility plant expenditures	—	(50,509)	(1,344)	—	(51,853)
Changes in affiliate advances	593	955	(175)	(1,373)	—
Issuance of affiliate short-term borrowings	(325)		—	325	—
Reduction of affiliates long-term debt	332	—	—	(332)	—
Life insurance proceeds	—	450	—	—	450
Purchase of life insurance contracts	—	(836)	—	—	(836)
Changes in restricted cash	—	(260)	—	—	(260)
Net cash provided by (used in) investing activities	600	(50,200)	(1,519)	(1,380)	(52,499)
Financing Activities:
Short-term borrowings	—	35,000	—	—	35,000
Repayment of short-term borrowings	(2,000)	—	—	—	(2,000)
Changes in affiliate advances	715	(475)	(1,613)	1,373	—
Proceeds from affiliate short-term borrowings	—	—	325	(325)	—
Repayment of affiliate long-term borrowings	—	—	(332)	332	—
Repayment of long-term debt	—	(170)	(116)	—	(286)
Advances and contributions in aid of construction	—	3,952	23	—	3,975
Refunds of advances for construction	—	(2,236)	—	—	(2,236)
Repurchase of common stock	(1,119)	—	—	—	(1,119)
Dividends paid to non-affiliates	(8,634)	—	—	—	(8,634)
Dividends paid to affiliates	—	(8,234)	(400)	8,634	—
Net cash (used in) provided by financing activities	(11,038)	27,837	(2,113)	10,014	24,700
Change in cash and cash equivalents	(1,231)	(10,597)	(1,674)	—	(13,502)
Cash and cash equivalents at beginning of period	5,216	13,215	7,061	—	25,492
Cash and cash equivalents at end of period	$3,985	$2,618	$5,387	$—	$11,990

CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the three months ended March 31, 2016
(In thousands)

	Parent Company	Cal Water	All Other Subsidiaries	Consolidating Adjustments	Consolidated
Operating activities:
Net loss	$(798)	$(889)	$(62)	$951	$(798)
Adjustments to reconcile net loss to net cash provided by operating activities:
Equity earnings of subsidiaries	937	—	—	(937)	—
Dividends received from affiliates	8,258	—	—	(8,258)	—
Depreciation and amortization	57	15,277	1,144	(24)	16,454
Change in value of life insurance contracts	—	43	—	—	43
Changes in operating assets and liabilities	(280)	9,414	1,589	—	10,723
Other changes in noncurrent assets and liabilities	621	4,432	7	10	5,070
Net cash provided by operating activities	8,795	28,277	2,678	(8,258)	31,492
Investing activities:
Utility plant expenditures	—	(54,944)	(1,519)	—	(56,463)
Changes in affiliate advances	40	1,468	(140)	(1,368)	—
Reduction of affiliate short-term borrowings	—	21,500	—	(21,500)	—
Issuance of affiliate short-term borrowings	(250)	(20,600)	—	20,850	—
Reduction of affiliates long-term debt	279	—	—	(279)	—
Life insurance proceeds	—	495	—	—	495
Purchase of life insurance contracts	—	(960)	—	—	(960)
Changes in restricted cash	—	(465)	—	—	(465)
Net cash provided by (used in) investing activities	69	(53,506)	(1,659)	(2,297)	(57,393)
Financing Activities:
Short-term borrowings	21,500	33,000	—	—	54,500
Repayment of short-term borrowings	(20,615)	(33,000)	—	—	(53,615)
Changes in affiliate advances	—	(98)	(1,270)	1,368	—
Proceeds from affiliate short-term borrowings	20,600	—	250	(20,850)
Repayment of affiliate short-term borrowings	(21,500)	—	—	21,500
Repayment of affiliates long-term borrowings	—	—	(279)	279	—
Proceeds from long-term debt, net of expenses	—	49,823	216	—	50,039
Repayment of long-term debt	—	(175)	(79)	—	(254)
Advances and contributions in aid for construction	—	7,590	18	—	7,608
Refunds of advances for construction	—	(1,611)	(1)	—	(1,612)
Repurchase of common stock	(466)	—	—	—	(466)
Dividends paid to non-affiliates	(8,258)	—	—	—	(8,258)
Dividends paid to affiliates	—	(8,058)	(200)	8,258	—
Net cash (used in) provided by financing activities	(8,739)	47,471	(1,345)	10,555	47,942
Change in cash and cash equivalents	125	22,242	(326)	—	22,041
Cash and cash equivalents at beginning of period	582	4,270	3,985	—	8,837
Cash and cash equivalents at end of period	$707	$26,512	$3,659	$—	$30,878

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

Factors which may cause actual results to be different than those expected or anticipated include, but are not limited to:

•	governmental and regulatory commissions’ decisions, including decisions on proper disposition of property;

•	consequences of eminent domain actions relation to our water systems;

•	changes in regulatory commissions’ policies and procedures;

•	the timeliness of regulatory commissions’ actions concerning rate relief;

•	inability to renew leases to operate city water systems on beneficial terms;

•	changes in California State Water Resources Control Board water quality standards;

•	changes in environmental compliance and water quality requirements;

•	electric power interruptions;

•	civil disturbances or terrorist threats or acts, or apprehension about the possible future occurrences of acts of this type;

•	labor relations matters as we negotiate with the unions;

•	restrictive covenants in or changes to the credit ratings on current or future debt that could increase financing costs or affect the ability to borrow, make payments on debt, or pay dividends;

•	changes in customer water use patterns and the effects of conservation;

•	the impact of weather and climate on water sales and operating results;

•	the unknown impact of contagious diseases on the Company’s operations;

•	the risks set forth in “Risk Factors” included in the Company's annual report on 2016 Form 10-K.

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

CRITICAL ACCOUNTING POLICIES

We maintain our accounting records in accordance with accounting principles generally accepted in the United States of America (GAAP) and as directed by the Commissions to which our operations are subject. The process of preparing financial statements in accordance with GAAP requires the use of estimates on the part of management. The estimates used by management are based on historic experience and an understanding of current facts and circumstances. Management believes that the following accounting policies are critical because they involve a higher degree of complexity and judgment, and can have a material impact on our results of operations, financial condition, and cash flows of the business. These policies and their key characteristics are discussed in detail in the 2016 Form 10-K. They include:

•	revenue recognition;

•	regulated utility accounting;

•	income taxes;

•	pension and postretirement health care benefits;

For the three month period ended March 31, 2017, there were no changes in the methodology for computing critical accounting estimates, no additional accounting estimates met the standards for critical accounting policies, and there were no material changes to the important assumptions underlying the critical accounting estimates.

RESULTS OF FIRST QUARTER 2017 OPERATIONS
COMPARED TO FIRST QUARTER 2016 OPERATIONS
Dollar amounts in thousands unless otherwise stated

Overview

Net income for the three month period ended March 31, 2017, was $1.1 million or $0.02 earnings per diluted common share compared to a net loss of $0.8 million or $0.02 net loss per diluted common share for the three month period ended March 31, 2016, an increase of $1.9 million. The increase in net income was primarily a result of rate increases and operating expenses decreases, notably a $1.8 million reduction in California drought program incremental costs. The implementation of allowance for equity funds used during construction and accounting changes for share-based payments, effective January 1, 2017, also increased net income. These increases were partially offset by a decrease in the accrual for unbilled revenue and increases in depreciation and interest expenses. The change in accrued unbilled revenue resulted mostly from a decrease in water usage. The change in accrued unbilled revenue is not included in the WRAM until it is billed. The WRAM account records changes in billed revenue. Accrued unbilled revenue is seasonal and the pattern of accrued unbilled revenue changes can fluctuate on a year-to-year basis.

Operating Revenue

Operating revenue increased $0.3 million to $122.0 million in the first quarter of 2017 as compared to the first quarter of 2016. The factors that impacted the operating revenue for the first quarter of 2017 as compared to 2016 are as follows:

Net change due to rate changes, usage, and other (1)	$10,086
MCBA Revenue (2)	(4,587)
Other balancing account revenue (3)	(2,365)
Deferral of revenue (4)	(2,825)
Net operating revenue increase	$309

1.
The net change due to rate changes, usage, and other in the above table was mainly driven by rate increases (see table below for components of rate increases) offset by a $3.3 million decrease in accrued unbilled revenue.

2.
The MCBA revenue decrease resulted from a decrease in customer consumption, which decreased water production in the first quarter of 2017 as compared to the first quarter of 2016. As required by the MCBA mechanism, the decrease in water production costs relative to adopted water production costs in California also decreased operating revenue for the same amount.

3.
The other balancing account revenue consists of the pension, conservation and health care balancing account revenues. Pension and conservation balancing account revenues are the differences between actual expenses and adopted rate recovery. Health care balancing account revenue is 85% of the difference between actual health care expenses and adopted rate recovery. The decrease in revenue was mainly due to a decrease in actual health care expenses relative to adopted as compared to the first quarter of 2016.

4.
The deferral of revenue is the balancing account balances that are expected to be collected from customers beyond 24 months following the end of the accounting period in which these revenues were earned. The deferral increased in the first quarter of 2017 as compared to the first quarter of 2016 due to a decrease in customer usage, which led to an increase in the net WRAM balance for 2017.

There were rate increases during the first quarter of 2017 that increased Service, Other, and WRAM revenue. The components of the rate increases are as follows:

Purchased water offset increases	$2,414
Ratebase offset increases	339
General rate case	8,789
Total increase in rates	$11,542

Total Operating Expenses

Total operating expenses decreased $1.5 million, or 1.3%, to $114.0 million in the first quarter of 2017, as compared to $115.5 million in the first quarter of 2016.

Water production costs consists of purchased water, purchased power, and pump taxes. It represents the largest component of total operating expenses, accounting for approximately 36.9% of total operating expenses in the first quarter of 2017, as compared to 35.6% of total operating expenses in the first quarter of 2016.  Water production costs increased 2.4% as compared to the same period last year mainly due to a blended 4.5% increase in purchased water wholesaler rates, partially offset by a 2.7% decrease in purchased water production.

Sources of water as a percent of total water production are listed in the following table:

	Three Months Ended March 31
	2017	2016
Well production	48%	47%
Purchased	48%	49%
Surface	4%	4%
Total	100%	100%

The components of water production costs are shown in the table below:

	Three Months Ended March 31
	2017	2016	Change
Purchased water	$34,369	$33,790	$579
Purchased power	4,908	4,828	80
Pump taxes	2,791	2,451	340
Total	$42,068	$41,069	$999

Administrative and general and other operations expenses decreased $5.7 million, or 12.2%, to $41.4 million in the first quarter of 2017, as compared to $47.1 million in the first quarter of 2016. The decrease was due primarily to the deferral of $2.6 million of MCBA costs associated with the deferral of operating revenue, decreases in employee health care costs of $1.9 million, California drought program incremental costs of $1.8 million, on-going conservation program costs of $0.8 million, and outside service fees of $0.3 million. These cost decreases were partially offset by increases in employee wages of $0.9 million and uninsured loss costs of $0.3 million. Water conservation program costs are affected by seasonal patterns and are dependent on customer demand for our programs. Changes in employee pension and other postretirement benefit costs, water conservation program costs, and employee health care costs for regulated California operations generally do not affect earnings given the regulatory treatment that allows the Company to track these costs in balancing accounts for future recovery, which creates a corresponding change to operating revenue. At March 31, 2017, there were 1,156 employees and at March 31, 2016, there were 1,154 employees.

Maintenance expense remained consistent at $6.1 million in the first quarter of 2017 and 2016. Maintenance costs were for repairs of transmission and distribution mains, services, wells, and water treatment equipment

Depreciation and amortization expense increased $3.2 million, or 19.7%, to $19.2 million in the first quarter of 2017, as compared to $16.0 million in the first quarter of 2016, due to 2016 capital additions.

Income tax benefit remained consistent at $0.9 million in the first quarter of 2017 and 2016 mostly due to an income tax benefit in the first quarter of 2017 associated with the implementation of the new stock compensation accounting procedures. The Company’s fiscal year 2017 effective tax rate is estimated at 37%.

Property and other taxes remained consistent at $6.1 million in the first quarter of 2017 and 2016.

Other Income and Expenses

Net other income increased $1.0 million to $1.3 million in the first quarter of 2017, as compared to $0.3 million in the first quarter of 2016 mostly due to the implementation of allowance for equity funds used during construction and an unrealized gain on our benefit plan insurance investment.

Interest Expense

Net interest expense increased $0.9 million, or 12.0%, to $8.2 million in the first quarter of 2017, as compared to $7.3 million in the first quarter of 2016.  The increase was due primarily to the sale of $50.0 million of First Mortgage Bonds during the first quarter of 2016, an increase in borrowings on the lines of credit, and a reduction in capitalized interest.

REGULATORY MATTERS

2017 California Regulatory Activity

California GRC filing

On December 15, 2016, the CPUC voted to approve Cal Water's 2015 GRC settlement agreement. The approved decision, which was proposed by the presiding Administrative Law Judge in November 2016, authorized Cal Water to increase gross revenue by approximately $45.0 million starting on January 1, 2017, up to $17.2 million in 2018, up to $16.3 million in 2019, and up to $30.0 million upon completion and approval of the Company’s advice letter projects. The 2018 and 2019 revenue increases are subject to the CPUC’s earning test protocol.

The CPUC’s decision also authorized Cal Water to invest $658.8 million in water system improvements throughout California over the three-year period of 2016-2018 in order to continue to provide safe and reliable water to its customers. This figure includes $197.3 million of water system infrastructure improvements that will be subject to the CPUC’s advice letter procedure.

Cost of Capital Application

In April of 2017, Cal Water, along with three other water utilities, filed an application to adopt a new cost of capital and capital structure for 2018. Cal Water requested a return on equity of 10.75% and a 53.4% equity capital structure as well as a water cost of capital adjustment mechanism similar to that last adopted for the company. The California Division of Ratepayer Advocates and other parties will submit testimony later in the year and may propose a different cost of capital and capital structure. The CPUC schedule for the application anticipates a decision on the matter by the end of 2017.

School Lead Testing Memorandum Account (SLT MA)

In March of 2017, Cal Water submitted an advice letter that established the SLT MA, which gives Cal Water the opportunity to recover costs related to lead monitoring and testing required by the State Water Resources Control Board's Division of Drinking Water. The SLT MA will track all incremental expenses associated with lead testing conducted at the request of K-12 schools within Cal Water's service territory.

California Drought Memorandum Account

The incremental costs tracked in the drought memorandum account for the three month period ended March 31, 2017 were $0.2 million, of which less than $0.1 million was spent on capital. For the three month period ended March 31, 2016, incremental costs were $2.4 million, of which $0.4 million was spent on capital. On July 15, 2016, Cal Water submitted an advice letter to recover $4.2 million of incremental drought expenses associated with calendar years 2014 and 2015. During the third quarter of 2016, Cal Water discussed the request with interested parties, including the ORA. A revised advice letter was submitted on October 12, 2016 by Cal Water to recover $2.9 million in incremental costs related to 2014 and 2015 expenses. On December 15, 2016, the CPUC approved a resolution to allow Cal Water to begin recovering the requested $2.9 million through a surcharge, which became effective January 1, 2017.

In 2017, Cal Water expects to submit an advice letter to request recovery for the incremental drought expenses from 2016 2017 and the incremental capital expenditures from 2015-2016.

WRAM and MCBA filings

In March of 2017, Cal Water submitted an advice letter to true up the revenue over- and under-collections in the 2016 annual WRAMs/MCBAs of its regulated districts. A net under-collection of $25.8 million is being recovered from customers in the form of 12, 18, and 18+ month surcharges/surcredits. The new rates became effective April 15, 2017.  This surcharge/surcredit is in some cases in addition to surcharges/surcredits authorized in prior years which have not yet expired.

Expense Offset filings

Expense offsets are dollar-for-dollar increases in revenue to match increased expenses, and therefore do not affect net operating income. In October of 2016, Cal Water submitted advice letters to offset increased purchased water and pump taxes in 4 of its regulated districts, totaling $1.9 million. The new rates became effective on January 1, 2017.

In March of 2017, Cal Water submitted an advice letters to offset increased purchased water in one of its regulated districts, totaling $1.0 million. The new rates became effective on April 15, 2017.

Ratebase Offset filings

For construction projects that are authorized in GRCs as advice letter projects, companies are allowed to file ratebase offsets to increase revenues after the plant is placed into service. In November of 2016, Cal Water submitted an advice letter to recover $2.6 million of annual revenue increase for ratebase offsets in five of its regulated districts. The new rates became effective on January 1, 2017.

In April of 2017, Cal Water submitted advice letters to recover $0.9 million of annual revenue increase for ratebase offsets in two of its regulated districts. The new rates became effective on April 15, 2017.

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

2017 Regulatory Activity—Other States

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

LIQUIDITY

Cash flow from Operations

Cash flow from operations for the first three months of 2017 was $14.3 million compared to $31.5 million for the same period in 2016. Cash generated by operations varies during the year due to customer billings and timing of contributions to our benefit plans.

During the first three months of 2017 we made contributions of $7.5 million to our employee pension plan compared to contributions of $7.3 million made during the first three months of 2016. There were no contributions made to the other postretirement benefit plans during the first three months of 2017 and 2016. The 2017 estimated cash contribution to the pension plans is $29.5 million and to the other postretirement benefit plans is $9.3 million.

Cal Water customer drought surcharges were discontinued on July 29, 2016. As such there were no drought surcharge billings during the first quarter of 2017 as compared to $11.5 million in the first quarter of 2016. In addition, Cal Water made $6.6 million of prepayments for water charges and property taxes in the first quarter of 2017, as compared to none in the first quarter of 2016.

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

Investing Activities

During the first three months of 2017 and 2016, we used $51.9 million and $56.5 million, respectively, of cash for utility plant expenditures. The 2017 budget estimates utility plant expenditures to be between $200.0 and $220.0 million. Annual expenditures fluctuate each year due to the availability of construction resources and our ability to obtain construction permits in a timely manner.

Financing Activities

Net cash provided by financing activities was $24.7 million during the first three months of 2017 compared to $47.9 million for the same period in 2016.

During the first three months of 2017 and 2016, we borrowed $35.0 million and $54.5 million, respectively, on our unsecured revolving credit facilities. Repayments of unsecured revolving credit facilities borrowings during the first three months of 2017 were $2.0 million and $53.6 million for the same period in 2016.

The undercollected net WRAM and MCBA receivable balances were $48.0 million and $33.6 million as of March 31, 2017 and March 31, 2016, respectively. The undercollected balances were primarily financed by Cal Water using short-term and long-term financing arrangements to meet operational cash requirements. Interest on the undercollected balances, the interest recoverable from ratepayers, is limited to the current 90-day commercial paper rates which is significantly lower than Cal Water’s short and long-term financing rates.

Short-Term and Long-Term Financing

During the first three months of 2017, we utilized cash generated from operations, borrowings on the unsecured revolving credit facilities, and proceeds from the issuance of long-term debt. We did not sell Company common stock during the first three months of 2017 and 2016. In future periods, management anticipates funding our utility plant needs through a relatively balanced approach between long term debt and equity.

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

As of March 31, 2017, there were short-term borrowings of $130.1 million outstanding on the unsecured revolving credit facilities compared to $97.1 million as of December 31, 2016. The increase in short-term borrowings during the first three months of 2017 was mostly to fund general operations and capital investment.

Given our ability to access our lines of credit on a daily basis, cash balances are managed to levels required for daily cash needs and excess cash is invested in short-term or cash equivalent instruments. Minimal operating levels of cash are maintained for Washington Water, New Mexico Water, and Hawaii Water.

Both short-term credit agreements contain affirmative and negative covenants and events of default customary for credit facilities of this type including, among other things, limitations and prohibitions relating to additional indebtedness, liens, mergers, and asset sales. Also, these unsecured credit agreements contain financial covenants governing the Company and its subsidiaries’ consolidated total capitalization ratio not to exceed 66.7% and an interest coverage ratio of three or more.  As of March 31, 2017, we are in compliance with all of the covenant requirements and are eligible to use the full amount of our credit facilities.

In March 2016, Cal Water issued $50.0 million of First Mortgage Bonds, consisting of $40.0 million of 4.41% series SSS maturing April 16, 2046 and $10.0 million of 4.61% series TTT maturing April 14, 2056. Cash proceeds of approximately $49.7 million, net of $0.3 million debt issuance costs, were received. Cal Water used a portion of the net proceeds from the offering to repay outstanding borrowings on the Company and Cal Water lines of credit of $48.6 million.

Bond principal and other long-term debt payments were $0.3 million during the first three months of 2017 and the first three months of 2016.

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

Dividends

During the first three months of 2017, our quarterly common stock dividend payments were $0.18 per share compared to $0.1725 during the first three months of 2016. For the full year 2016, the payout ratio was 68% of net income. On a long-term basis, our goal is to achieve a dividend payout ratio of 60% of net income accomplished through future earnings growth.

At the April 26, 2017 meeting, the Board declared the first quarter dividend of $0.18 per share payable on May 19, 2017, to stockholders of record on May 8, 2017. This was our 289th consecutive quarterly dividend.

2017 Financing Plan

We intend to fund our utility plant needs in future periods through a relatively balanced approach between long-term debt and equity. The Company and Cal Water have a syndicated unsecured revolving line of credit of $150.0 million and $300.0 million, respectively, for short-term borrowings. As of March 31, 2017, the Company’s and Cal Water’s availability on these unsecured revolving lines of credit was $94.9 million and $225.0 million, respectively.

Book Value and Stockholders of Record

Book value per common share was $13.56 at March 31, 2017 compared to $13.75 at December 31, 2016. There were approximately 1,118 stockholders of record for our common stock as of February 6, 2017.

Utility Plant Expenditures

During the first three months of 2017, utility plant expenditures totaled $51.9 million for company-funded and developer-funded projects. The 2017 budget estimates company-funded utility plant expenditures to be between $200.0 and $220.0 million. The actual amount may vary from the budget number due to timing of actual payments related to current year and prior year projects. We do not control third-party-funded utility plant expenditures and therefore are unable to estimate the amount of such projects for 2017.

As of March 31, 2017, construction work in progress was $150.5 million compared to $171.9 million as of March 31, 2016. Work in progress includes projects that are under construction but not yet complete and placed in service.

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

Historically, approximately 49% of our annual water supply is pumped from wells. State groundwater management agencies operate differently in each state. Some of our wells extract ground water from water basins under state ordinances. These are adjudicated groundwater basins, in which a court has settled the dispute between landowners or other parties over how much annual groundwater can be extracted by each party. All of our adjudicated groundwater basins are located in the State of California. Our annual groundwater extraction from adjudicated groundwater basins approximates 6.8 billion gallons or 15% of our total annual water supply pumped from wells. Historically, we have extracted less than 100% of our annual adjudicated groundwater rights and have the right to carry forward up to 20% of the unused amount to the next annual period. All of our remaining wells extract ground water from managed or unmanaged water basins. There are no set limits for the ground water extracted from these water basins; however, the state or local water management agencies have the authority to regulate the groundwater extraction quantity whenever there are unforeseen large decreases to water basin levels. Our annual groundwater extraction from managed groundwater basins approximates 28.1 billion gallons or 59% of our total annual water supply pumped from wells. Our annual groundwater extraction from unmanaged groundwater basins approximates 12.2 billion gallons or 26% of our total annual water supply pumped from wells. Most of the managed groundwater basins we extract water from have groundwater recharge facilities. We are required to pay well pump taxes to financially support these groundwater recharge facilities. Our well pump taxes were $2.8 million and $2.5 million for the three months ended March 31, 2017 and 2016, respectively. In 2014, the State of California enacted the Sustainable Groundwater Management Act of 2014. The law and its implementing regulations will require most basins to select a sustainability agency by 2017, develop a sustainability plan by 2022, and show progress toward sustainability by 2027. We expect that in the future, groundwater will be produced mainly from managed and adjudicated basins.

California’s normal weather pattern yields little precipitation between mid-spring and mid-fall. The Washington Water service areas receive precipitation in all seasons, with the heaviest amounts during the winter. New Mexico Water’s rainfall is heaviest in the summer monsoon season. Hawaii Water receives precipitation throughout the year, with the largest amounts in the winter months. Water usage in all service areas is highest during the warm and dry summers and declines in the cool winter months. Rain and snow during the winter months replenish underground water aquifers and fill reservoirs, providing the water supply for subsequent delivery to customers. As of March 31, 2017, the State of California snowpack water content and rainfall accumulation during the 2016 - 2017 water year was 167% of normal (per the California

Department of Water Resources, Northern Sierra Precipitation Accumulation report). On April 7, California's Governor Brown declared an end to the drought emergency in 54 of California’s 58 counties. Two of Cal Water's districts remain under a declared drought; these were areas where groundwater was impacted by five years of drought conditions. Management believes that supply pumped from underground aquifers and purchased from wholesale suppliers will be adequate to meet customer demand during 2017 and beyond. Long-term water supply plans are developed for each of our districts to help assure an adequate water supply under various operating and supply conditions. Some districts have unique challenges in meeting water quality standards, but management believes that supplies will meet current standards using current treatment processes.

CONTRACTUAL OBLIGATIONS

During the three months ended March 31, 2017, there were no material changes in contractual obligations outside the normal course of business.

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

Our management, with the participation of our CEO and our CFO, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2017. Based on that evaluation, we concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

(b) Changes to Internal Control over Financial Reporting

There was no change in our internal controls over financial reporting that occurred during the quarter ended March 31, 2017, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II OTHER INFORMATION

Item 1.

LEGAL PROCEEDINGS

From time to time, the Company is involved in various disputes and litigation matters that arise in the ordinary course of business. The status of each significant matter is reviewed and assessed for potential financial exposure. If the potential loss from any claim or legal proceeding is considered probable and the amount of the range of loss can be estimated, a liability is accrued for the estimated loss in accordance with the accounting standards for contingencies. Legal proceedings are subject to uncertainties, and the outcomes are difficult to predict. Because of such uncertainties, accruals are based on the best information available at the time. While the outcome of these disputes and litigation matters cannot be predicted with any certainty, management does not believe when taking into account existing reserves the ultimate resolution of these matters will materially affect the Company’s financial position, results of operations, or cash flows. In the future, we may be involved in disputes and litigation related to a wide range of matters, including employment, construction, environmental issues and operations. Litigation can be time consuming and expensive and could divert management’s time and attention from our business. In addition, if we are subject to additional lawsuits or disputes, we might incur significant legal costs and it is uncertain whether we would be able to recover the legal costs from ratepayers or other third parties.  For more information refer to Note 10.

Item 1A.

RISK FACTORS

There have been no material changes to the Company’s risk factors set forth in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year-ended December 31, 2016 filed with the SEC on February 23, 2017.

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

CALIFORNIA WATER SERVICE GROUP
Registrant

April 27, 2017	By:	/s/ Thomas F. Smegal III
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