Form 10-Q
period 2017-06-30
CALIFORNIA WATER SERVICE GROUP
filed 2017-07-27
CIK 1035201

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common shares outstanding as of June 30, 2017 — 48,018,420

PART I FINANCIAL INFORMATION

Item 1.

FINANCIAL STATEMENTS

The condensed consolidated financial statements presented in this filing on Form 10-Q have been prepared by management and are unaudited.

CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited (In thousands, except per share data)

	June 30, 2017	December 31, 2016
ASSETS
Utility plant:
Utility plant	$2,826,187	$2,717,339
Less accumulated depreciation and amortization	(897,575)	(858,062)
Net utility plant	1,928,612	1,859,277
Current assets:
Cash and cash equivalents	29,103	25,492
Receivables:
Customers	39,027	30,305
Regulatory balancing accounts	29,071	30,332
Other	17,322	17,158
Unbilled revenue	34,857	25,228
Materials and supplies at weighted average cost	6,518	6,292
Taxes, prepaid expenses, and other assets	14,682	7,262
Total current assets	170,580	142,069
Other assets:
Regulatory assets	375,868	355,930
Goodwill	2,615	2,615
Other assets	55,351	51,854
Total other assets	433,834	410,399
TOTAL ASSETS	$2,533,026	$2,411,745
CAPITALIZATION AND LIABILITIES
Capitalization:
Common stock, $0.01 par value; 68,000 shares authorized, 48,018 and 47,965 outstanding in 2017 and 2016, respectively	$480	$480
Additional paid-in capital	334,834	334,856
Retained earnings	326,520	324,135
Total common stockholders’ equity	661,834	659,471
Long-term debt, less current maturities	519,875	531,745
Total capitalization	1,181,709	1,191,216
Current liabilities:
Current maturities of long-term debt	36,110	26,208
Short-term borrowings	190,100	97,100
Accounts payable	84,222	77,813
Regulatory balancing accounts	6,743	4,759
Accrued interest	5,842	5,661
Accrued expenses and other liabilities	38,010	38,689
Total current liabilities	361,027	250,230
Unamortized investment tax credits	1,798	1,798
Deferred income taxes	310,936	298,924
Pension and postretirement benefits other than pensions	227,186	222,691
Regulatory liabilities and other	86,821	83,648
Advances for construction	182,394	182,448
Contributions in aid of construction	181,155	180,790
Commitments and contingencies (Note 10)
TOTAL CAPITALIZATION AND LIABILITIES	$2,533,026	$2,411,745
See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Unaudited (In thousands, except per share data)

For the three months ended	June 30, 2017	June 30, 2016
Operating revenue	$171,132	$152,445
Operating expenses:
Operations:
Water production costs	64,131	57,589
Administrative and general	23,796	23,366
Other operations	18,328	18,903
Maintenance	4,708	5,934
Depreciation and amortization	19,218	15,842
Income taxes	9,635	6,870
Property and other taxes	6,057	5,407
Total operating expenses	145,873	133,911
Net operating income	25,259	18,534
Other income and expenses:
Non-regulated revenue	3,739	3,764
Non-regulated expenses	(1,614)	(2,809)
Allowance for equity funds used during construction	879	—
Income tax expense on other income and expenses	(1,217)	(384)
Net other income	1,787	571
Interest expense:
Interest expense	9,079	8,434
Allowance for borrowed funds used during construction	(564)	(837)
Net interest expense	8,515	7,597
Net income	$18,531	$11,508
Earnings per share:
Basic	$0.39	$0.24
Diluted	0.39	0.24
Weighted average shares outstanding:
Basic	48,020	47,972
Diluted	48,020	47,972
Dividends declared per share of common stock	$0.1800	$0.1725
 See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Unaudited (In thousands, except per share data)

For the six months ended	June 30, 2017	June 30, 2016
Operating revenue	$293,168	$274,172
Operating expenses:
Operations:
Water production costs	106,199	98,658
Administrative and general	49,045	51,193
Other operations	34,452	38,205
Maintenance	10,820	11,997
Depreciation and amortization	38,419	31,888
Income taxes	8,751	5,945
Property and other taxes	12,173	11,482
Total operating expenses	259,859	249,368
Net operating income	33,309	24,804
Other income and expenses:
Non-regulated revenue	7,201	7,192
Non-regulated expenses	(3,668)	(5,789)
Allowance for equity funds used during construction	1,658	—
Income tax expense on other income and expenses	(2,106)	(565)
Net other income	3,085	838
Interest expense:
Interest expense	17,789	16,499
Allowance for borrowed funds used during construction	(1,058)	(1,567)
Net interest expense	16,731	14,932
Net income	$19,663	$10,710
Earnings per share:
Basic	$0.41	$0.22
Diluted	0.41	0.22
Weighted average shares outstanding:
Basic	48,002	47,938
Diluted	48,002	47,943
Dividends declared per share of common stock	$0.3600	$0.3450
 See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

CALIFORNIA WATER SER VICE GROUP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited (In thousands)

For the six months ended:	June 30, 2017	June 30, 2016
Operating activities:
Net income	$19,663	$10,710
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	39,328	32,701
Change in value of life insurance contracts	(1,208)	(336)
Allowance for equity funds used during construction	(1,658)	—
Changes in operating assets and liabilities:
Receivables and unbilled revenue	(35,533)	(561)
Accounts payable	3,242	4,745
Other current assets	(7,048)	(4,760)
Other current liabilities	(747)	355
Other changes in noncurrent assets and liabilities	19,687	16,757
Net cash provided by operating activities	35,726	59,611
Investing activities:
Utility plant expenditures	(108,712)	(116,155)
Life insurance proceeds	450	495
Purchase of life insurance contracts	(1,216)	(1,065)
Change in restricted cash	(598)	(653)
Net cash used in investing activities	(110,076)	(117,378)
Financing activities:
Short-term borrowings	140,000	103,100
Repayment of short-term borrowings	(47,000)	(61,615)
Proceeds from long-term debt, net of issuance costs of $0 for 2017 and $177 for 2016	—	49,823
Repayment of long-term debt	(2,407)	(2,463)
Advances and contributions in aid of construction	10,312	11,463
Refunds of advances for construction	(4,430)	(3,472)
Repurchase of common stock	(1,236)	(548)
Dividends paid	(17,278)	(16,532)
Net cash provided by financing activities	77,961	79,756
Change in cash and cash equivalents	3,611	21,989
Cash and cash equivalents at beginning of period	25,492	8,837
Cash and cash equivalents at end of period	$29,103	$30,826
Supplemental information:
Cash paid for interest (net of amounts capitalized)	$15,932	$13,572
Income tax refund	$(1,697)	$—
Supplemental disclosure of non-cash activities:
Accrued payables for investments in utility plant	$28,494	$25,397
Utility plant contribution by developers	7,212	7,198
 See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

CALIFORNIA WATER SERVICE GROUP
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2017
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

The balances in the WRAM and MCBA assets and liabilities accounts will fluctuate on a monthly basis depending upon the variance between adopted and actual results. The recovery or refund of the WRAM is netted against the MCBA over- or under-recovery for the corresponding district and the deferred net balances are interest bearing at the current 90 day commercial paper rate. Subsequent to calendar year-end, Cal Water files with the CPUC to refund or collect the balance in the accounts. The majority of under-collected net WRAM and MCBA receivable balances are collected over 12 or 18 months. Cal Water defers net WRAM and MCBA operating revenues and associated costs whenever the net receivable balances are estimated to be collected more than 24 months after the respective reporting period in which it was recorded. The deferred net WRAM and MCBA revenue and associated costs were determined using forecasts of customer consumption trends in future reporting periods and the estimated timing of when the CPUC will authorize Cal Water's filings to recover unbilled balances. Deferred revenues and associated costs are recorded in the periods when the collection is within 24 months of the respective reporting period.

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

Flat rate customers are billed in advance at the beginning of the service period. The revenue is prorated so that the portion of revenue applicable to the current period is included in that period’s revenue, with the balance recorded as unearned revenue on the balance sheet and recognized as revenue when earned in the subsequent accounting period. The unearned revenue liability was $0.8 million as of June 30, 2017 and December 31, 2016, respectively. This liability is included in “accrued expenses and other liabilities” on the condensed consolidated balance sheets.

Allowance for Funds Used During Construction

The allowance for funds used during construction (AFUDC) represents the capitalized cost of funds used to finance the construction of the utility plant. In general, AFUDC is applied to Cal Water construction projects requiring more than one month to complete. No AFUDC is applied to projects funded by customer advances for construction, contributions in aid of construction, or applicable state-revolving fund loans. AFUDC includes the net cost of borrowed funds and a rate of return on other funds when used, and is recovered through water rates as the utility plant is depreciated. Cal Water was authorized by the CPUC to record AFUDC on construction work in progress effective January 1, 2017. Prior to January 1, 2017, the CPUC authorized Cal Water to only record capitalized interest on borrowed funds. Cal Water previously reported the amounts authorized as capitalized interest and a reduction to interest expense. The amount of AFUDC related to equity funds and to borrowed funds for the three and six month periods ended June 30, 2017 and 2016 are shown in the tables below:

	Three Months Ended June 30
	2017	2016	Change
Allowance for equity funds used during construction	$879	$—	$879
Allowance for borrowed funds used during construction	564	837	(273)
Total	$1,443	$837	$606

	Six Months Ended June 30
	2017	2016	Change
Allowance for equity funds used during construction	$1,658	$—	$1,658
Allowance for borrowed funds used during construction	1,058	1,567	(509)
Total	$2,716	$1,567	$1,149

Cash and Cash Equivalents

Cash equivalents include highly liquid investments with maturities of three months or less.  Cash and cash equivalents was $29.1 million and $25.5 million as of June 30, 2017 and December 31, 2016, respectively.  Restricted cash was presented on the condensed consolidated balance sheet in “taxes, prepaid expenses and other assets” and was $1.0 million and $0.4 million as of June 30, 2017 and December 31, 2016, respectively.

Adoption of New Accounting Standards

In March 2016, the Financial Accounting Standards Board (FASB) issued updated accounting guidance on simplifying the accounting for share-based payments (ASU 2016-09), which includes the accounting for share-based payment transactions, the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The Company adopted and implemented the changes to accounting for share-based payments on January 1, 2017 and applied the requirements retrospectively on the statement of cash flows for all periods presented. The Company's forfeiture policy did not change and the Company continues to account for forfeitures when they occur. For the six month period ended June 30, 2016, the Company recorded $0.5 million of income tax benefits in excess of compensation costs for share-based compensation which reduced the effective tax rate. The tax-related cash flows resulting from share-based payments were reported as operating activities and the associated cash paid by the company for employee tax withholding transactions were reported as financing activities on the consolidated statement of cash flows.

The following table shows the effect of the accounting change to the Condensed Consolidated Statements of Cash Flows for the six month period ended June 30, 2016:

	Six Months Ended June 30, 2016
Cash Flow Classification	As Reported on Form 10-Q	Adjusted Balance on Form 10-Q	Increase (Decrease) from Retrospective Adoption
Other changes in noncurrent assets and liabilities	$16,209	$16,757	$548
Net cash provided by operating activities	59,063	59,611	548
Repurchase of common stock	—	(548)	(548)
Net cash provided by financing activities	80,304	79,756	(548)

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

Note 3. Stock-based Compensation

Equity Incentive Plan

During the six months ended June 30, 2017 and 2016, the Company granted annual Restricted Stock Awards (RSAs) of 48,717 and 72,317, respectively, to officers and directors of the Company. During those same periods, 14,186 and 10,600 RSAs were canceled, respectively. During the three months ended June 30, 2017 and 2016, no RSAs were granted and 3,284 and 2,869 RSAs were canceled, respectively. Employee RSAs granted in 2017 and 2016 vest over 36 months.  Director RSAs generally vest at the end of 12 months. During the first six months of 2017 and 2016, the RSAs granted were valued at $36.75 and $25.17 per share, respectively, based upon the fair market value of the Company’s common stock on the date of grant.

During the six months ended June 30, 2017 and 2016, the Company granted 31,389 and 43,659 performance-based Restricted Stock Unit Awards (RSUs), respectively, to officers. During those same periods, the Company issued 38,709 and 28,424 RSUs, respectively, and canceled 19,735 and 6,602 RSUs, respectively. During the three months ended June 30, 2017 and 2016, the Company did not grant, issue or cancel any RSUs. Each RSU award reflects a target number of shares that may be issued to the award recipient. The 2017 and 2016 awards may be earned upon the completion of the three-year performance and are recognized as expense ratably over the three-year performance period using a fair market value of $36.75 per share and $25.17 per share, respectively, and an estimate of RSUs earned during the performance period. The Company has recorded compensation costs for the RSAs and RSUs in administrative and general operating expenses in the amount of $1.5 million and $1.4 million for the six months ended June 30, 2017 and June 30, 2016, respectively.

Note 4. Equity

The Company’s changes in total common stockholders’ equity for the six months ended June 30, 2017 were as follows:

Total Common Stockholders’ Equity
Balance at December 31, 2016	$659,471
Common stock issued	—
Share-based compensation expense	(22)
Common stock dividends declared	(17,278)
Net income	19,663
Balance at June 30, 2017	$661,834

Note 5. Earnings Per Share

The computations of basic and diluted earnings per share are noted below. Basic earnings per share is computed by dividing the net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts were exercised or converted into common stock. RSAs are included in the weighted average common shares outstanding because the shares have all the same voting and dividend rights as issued and unrestricted common stock. RSUs are not included in diluted shares for financial reporting until authorized by the Compensation & Organization Committee of the Board of Directors

There were no shares of Stock Appreciation Rights (SARs) outstanding as of June 30, 2017 and as of June 30, 2016. All the SARs were dilutive when they were outstanding during the period, as shown in the tables below.

	Three Months Ended June 30
	2017	2016
	(In thousands, except per share data)
Net income available to common stockholders	$18,531	$11,508
Weighted average common shares outstanding, basic	48,020	47,972
Dilutive SARs (treasury method)	—	—
Weighted average common shares outstanding, dilutive	48,020	47,972
Earnings per share - basic	$0.39	$0.24
Earnings per share - diluted	$0.39	$0.24

	Six Months Ended June 30
	2017	2016
	(In thousands, except per share data)
Net income available to common stockholders	$19,663	$10,710
Weighted average common shares outstanding, basic	48,002	47,938
Dilutive SARs (treasury method)	—	5
Weighted average common shares outstanding, dilutive	48,002	47,943
Earnings per share - basic	$0.41	$0.22
Earnings per share - diluted	$0.41	$0.22

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

Cash contributions by the Company related to pension plans were $14.8 million and $14.0 million for the six months ended June 30, 2017 and June 30, 2016, respectively. There were no cash contributions by the Company to other postretirement benefit plans for the six months ended June 30, 2017 and $3.3 million of contributions for the six months ended June 30, 2016. The total 2017 estimated cash contribution to the pension plans is $29.5 million and to the other postretirement benefit plans is $9.3 million.

The following table lists components of net periodic benefit costs for the pension plans and other postretirement benefits. The data listed under “pension plan” includes the qualified pension plan and the non-qualified supplemental executive retirement plan. The data listed under “other benefits” is for all other postretirement benefits.

	Three Months Ended June 30
	Pension Plan		Other Benefits
	2017	2016	2017	2016
Service cost	$5,865	$5,067	$2,019	$2,304
Interest cost	5,791	5,453	1,491	1,800
Expected return on plan assets	(6,029)	(5,454)	(1,218)	(1,046)
Amortization of prior service cost	1,445	1,555	11	11
Recognized net actuarial loss	1,752	1,293	649	1,261
Net periodic benefit cost	$8,824	$7,914	$2,952	$4,330

	Six Months Ended June 30
	Pension Plan		Other Benefits
	2017	2016	2017	2016
Service cost	$11,730	$10,134	$4,038	$4,608
Interest cost	11,581	10,906	2,982	3,600
Expected return on plan assets	(12,058)	(10,908)	(2,436)	(2,092)
Amortization of prior service cost	2,890	3,109	22	22
Recognized net actuarial loss	3,504	2,586	1,298	2,523
Net periodic benefit cost	$17,647	$15,827	$5,904	$8,661

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

The outstanding borrowings on the Company lines of credit were $55.1 million and $57.1 million as of June 30, 2017 and December 31, 2016, respectively. There were $135.0 million and $40.0 million borrowings on the Cal Water lines of credit as of June 30, 2017 and December 31, 2016, respectively.  The average borrowing rate for borrowings on the Company and Cal Water lines of credit during the six months ended June 30, 2017 was 1.82% compared to 1.30% for the same period last year.

Note 8. Income Taxes

The Company accounts for income taxes under the provisions of ASC 740, Accounting for Income Taxes. The Company adjusts its effective tax rate each quarter to be consistent with the estimated annual effective tax rate. The Company also records the tax effect of unusual or infrequently occurring discrete items.
The provision for income taxes consists of the following:

	Three Months Ended June 30
	2017	2016
Income tax provision	$10,852	$7,254

	Six Months Ended June 30
	2017	2016
Income tax provision	$10,857	$6,510
The increase in the income tax provision for three months ended June 30, 2017 as compared to the three months ended June 30, 2016 was due primarily to an increase in the Company’s earnings in 2017 as compared to 2016, which was partially offset by a $0.1 million tax benefit associated with the settlement of equity awards in 2017.

The increase in the income tax provision for six months ended June 30, 2017 as compared to the six months ended June 30, 2016 was due primarily to an increase in the Company’s earnings in 2017 as compared to 2016, which was partially offset by a $0.5 million tax benefit associated with the settlement of equity awards in 2017. The Company’s fiscal year 2017 effective tax rate is estimated to be 37%.

As of June 30, 2017 and December 31, 2016, the Company had unrecognized tax benefits of approximately $10.2 million. Included in the balance of unrecognized tax benefits as of June 30, 2017 and December 31, 2016 is approximately $1.9 million of tax benefits that, if recognized, would result in an adjustment to the Company’s effective tax rate. The Company does not expect its unrecognized tax benefits to change significantly within the next 12 months.

Note 9. Regulatory Assets and Liabilities

Regulatory assets and liabilities were comprised of the following as of June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016
Regulatory Assets
Pension and retiree group health	$188,550	$188,880
Property-related temporary differences (tax benefits flowed through to customers)	93,326	92,099
Other accrued benefits	26,663	27,503
Net WRAM and MCBA long-term accounts receivable	33,327	16,148
Asset retirement obligations, net	16,488	15,812
Interim rates long-term accounts receivable	4,634	4,605
Tank coating	9,501	8,452
Health care balancing account	227	1,000
Pension balancing account	910	—
Other regulatory assets	2,242	1,431
Total Regulatory Assets	$375,868	$355,930

Regulatory Liabilities
Future tax benefits due to customers	$33,317	$33,231
Health care balancing account	4,224	—
Conservation program	1,358	584
Pension balancing account	146	695
Net WRAM and MCBA long-term payable	720	611
Other regulatory liabilities	804	3,614
Total Regulatory Liabilities	$40,569	$38,735

Short-term regulatory assets and liabilities are excluded from the above table. The short-term regulatory assets were $29.1 million as of June 30, 2017 and $30.3 million as of December 31, 2016. The short-term regulatory assets were primarily net WRAM and MCBA accounts receivable, 2012 General Rate Case (GRC) health cost balancing account receivable, 2014-2015 drought recovery, interim rate memorandum account receivable, and East LA memorandum accounts receivable as of June 30, 2017 and December 31, 2016. The short-term portions of regulatory liabilities were $6.7 million as of June 30, 2017 and $4.8 million as of December 31, 2016. As of June 30, 2017, the short-term regulatory liabilities were primarily net WRAM and MCBA liability balances, refund balance from an interim rates true up authorized prior to the 2009 GRC, net refund balances to customers for the pension and conservation programs from the 2012 GRC. As of December 31, 2016, the short-term regulatory liabilities were primarily net WRAM and MCBA liability balances and net refund balances to customers for the pension and conservation programs from the 2012 GRC.

Note 10. Commitments and Contingencies

Commitments

The Company has significant commitments to lease certain office spaces and water systems and to purchase water from water wholesalers. These commitments are described in Form 10-K for the year ended December 31, 2016. As of June 30, 2017, there were no significant changes from December 31, 2016.

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

Other Legal Matters

From time to time, the Company is involved in various disputes and litigation matters that arise in the ordinary course of business. The status of each significant matter is reviewed and assessed for potential financial exposure. If the potential loss from any claim or legal proceeding is considered probable and the amount of the range of loss can be estimated, a liability is accrued for the estimated loss in accordance with the accounting standards for contingencies. Legal proceedings are subject to uncertainties, and the outcomes are difficult to predict. Because of such uncertainties, accruals are based on the best information available at the time. While the outcome of these disputes and litigation matters cannot be predicted with any certainty, management does not believe when taking into account existing reserves the ultimate resolution of these matters will materially affect the Company’s financial position, results of operations, or cash flows. As of June 30, 2017 and December 31, 2016, the Company recognized a liability of $6.2 million and $6.0 million, respectively, for known legal matters. The cost of litigation is expensed as incurred and any settlement is first offset against such costs. Any settlement in excess of the cost to litigate is accounted for on a case by case basis, dependent on the nature of the settlement.

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

Advances for construction fair values were estimated using broker quotes from companies that frequently purchase these investments.

	June 30, 2017
		Fair Value
	Cost	Level 1	Level 2	Level 3	Total
Long-term debt, including current maturities	$555,985	—	$630,712	—	$630,712
Advances for construction	182,394	—	75,924	—	75,924
Total	$738,379	$—	$706,636	$—	$706,636

	December 31, 2016
		Fair Value
	Cost	Level 1	Level 2	Level 3	Total
Long-term debt, including current maturities	$557,953	$—	$630,510	$—	$630,510
Advances for construction	182,448	—	74,460	—	74,460
Total	$740,401	—	$704,970	$—	$704,970

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

The following tables present the condensed consolidating balance sheets as of June 30, 2017 and December 31, 2016, the condensed consolidating statements of income for the three and six months ended June 30, 2017 and 2016, and the condensed consolidating statements of cash flows for the six months ended June 30, 2017 and 2016 of (i) California Water Service Group, the guarantor of the First Mortgage Bonds and the parent company; (ii) California Water Service Company, the issuer of the First Mortgage Bonds and a 100% owned consolidated subsidiary of California Water Service Group; and (iii) the other 100% owned non-guarantor consolidated subsidiaries of California Water Service Group. No other subsidiary of the Company guarantees the securities. The condensed consolidating statement of cash flows for the six months ended June 30, 2016 reflects the retrospective adoption of ASU 2016-09 (refer to Note 2 Summary of Significant Accounting Policies for more details).

CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATING BALANCE SHEET
As of June 30, 2017
(In thousands)

	Parent Company	Cal Water	All Other Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS
Utility plant:
Utility plant	$1,321	$2,625,435	$206,628	$(7,197)	$2,826,187
Less accumulated depreciation and amortization	(872)	(842,974)	(55,694)	1,965	(897,575)
Net utility plant	449	1,782,461	150,934	(5,232)	1,928,612
Current assets:
Cash and cash equivalents	2,112	20,417	6,574	—	29,103
Receivables and unbilled revenue	—	115,606	4,671	—	120,277
Receivables from affiliates	21,786	1,117	143	(23,046)	—
Other current assets	290	19,810	1,100	—	21,200
Total current assets	24,188	156,950	12,488	(23,046)	170,580
Other assets:
Regulatory assets	—	372,048	3,820	—	375,868
Investments in affiliates	668,660	—	—	(668,660)	—
Long-term affiliate notes receivable	25,037	—	—	(25,037)	—
Other assets	238	53,928	4,005	(205)	57,966
Total other assets	693,935	425,976	7,825	(693,902)	433,834
TOTAL ASSETS	$718,572	$2,365,387	$171,247	$(722,180)	$2,533,026
CAPITALIZATION AND LIABILITIES
Capitalization:
Common stockholders’ equity	$661,834	$597,262	$76,682	$(673,944)	$661,834
Affiliate long-term debt	—	—	25,037	(25,037)	—
Long-term debt, less current maturities	—	518,839	1,036	—	519,875
Total capitalization	661,834	1,116,101	102,755	(698,981)	1,181,709
Current liabilities:
Current maturities of long-term debt	—	35,624	486	—	36,110
Short-term borrowings	55,100	135,000	—	—	190,100
Payables to affiliates	—	302	22,744	(23,046)	—
Accounts payable	—	81,399	2,823	—	84,222
Accrued expenses and other liabilities	126	47,124	3,345	—	50,595
Total current liabilities	55,226	299,449	29,398	(23,046)	361,027
Unamortized investment tax credits	—	1,798	—	—	1,798
Deferred income taxes	1,512	308,164	1,413	(153)	310,936
Pension and postretirement benefits other than pensions	—	227,186	—	—	227,186
Regulatory liabilities and other	—	83,579	3,242	—	86,821
Advances for construction	—	181,832	562	—	182,394
Contributions in aid of construction	—	147,278	33,877	—	181,155
TOTAL CAPITALIZATION AND LIABILITIES	$718,572	$2,365,387	$171,247	$(722,180)	$2,533,026

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

CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATING STATEMENT OF INCOME
For the three months ended June 30, 2017
(In thousands)

	Parent Company	Cal Water	All Other Subsidiaries	Consolidating Adjustments	Consolidated
Operating revenue	$—	$161,174	$9,958	$—	$171,132
Operating expenses:
Operations:
Water production costs	—	62,089	2,042	—	64,131
Administrative and general	—	21,147	2,649	—	23,796
Other operations	—	16,729	1,725	(126)	18,328
Maintenance	—	4,509	199	—	4,708
Depreciation and amortization	26	18,102	1,113	(23)	19,218
Income tax (benefit) expense	(123)	9,100	395	263	9,635
Property and other taxes	—	5,315	742	—	6,057
Total operating (income) expenses	(97)	136,991	8,865	114	145,873
Net operating income	97	24,183	1,093	(114)	25,259
Other income and expenses:
Non-regulated revenue	496	3,469	396	(622)	3,739
Non-regulated expenses	—	(1,428)	(186)	—	(1,614)
Allowance for equity funds used during construction	—	879	—	—	879
Income tax expense on other income and expenses	(202)	(1,190)	(78)	253	(1,217)
Total other income	294	1,730	132	(369)	1,787
Interest:
Interest expense	275	8,795	505	(496)	9,079
Allowance for borrowed funds used during construction	—	(542)	(22)	—	(564)
Net interest expense	275	8,253	483	(496)	8,515
Equity earnings of subsidiaries	18,415	—	—	(18,415)	—
Net income	$18,531	$17,660	$742	$(18,402)	$18,531

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

CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATING STATEMENT OF INCOME
For the six months ended June 30, 2017
(In thousands)

	Parent Company	Cal Water	All Other Subsidiaries	Consolidating Adjustments	Consolidated
Operating revenue	$—	$274,516	$18,652	$—	$293,168
Operating expenses:
Operations:
Water production costs	—	102,278	3,921	—	106,199
Administrative and general	—	43,623	5,422	—	49,045
Other operations	—	31,129	3,575	(252)	34,452
Maintenance	—	10,415	405	—	10,820
Depreciation and amortization	49	36,213	2,203	(46)	38,419
Income tax (benefit) expense	(226)	8,154	303	520	8,751
Property and other taxes	(4)	10,727	1,450	—	12,173
Total operating (income) expenses	(181)	242,539	17,279	222	259,859
Net operating income	181	31,977	1,373	(222)	33,309
Other income and expenses:
Non-regulated revenue	977	6,604	850	(1,230)	7,201
Non-regulated expenses	—	(3,175)	(493)	—	(3,668)
Allowance for equity funds used during construction	—	1,658	—	—	1,658
Income tax expense on other income and expenses	(398)	(2,073)	(136)	501	(2,106)
Net other income	579	3,014	221	(729)	3,085
Interest:
Interest expense	510	17,265	991	(977)	17,789
Allowance for borrowed funds used during construction	—	(1,018)	(40)	—	(1,058)
Net interest expense	510	16,247	951	(977)	16,731
Equity earnings of subsidiaries	19,413	—	—	(19,413)	—
Net income	$19,663	$18,744	$643	$(19,387)	$19,663

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

CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the six months ended June 30, 2017
(In thousands)

	Parent Company	Cal Water	All Other Subsidiaries	Consolidating Adjustments	Consolidated
Operating activities:
Net income	$19,663	$18,744	$643	$(19,387)	$19,663
Adjustments to reconcile net income to net cash provided by operating activities:
Equity earnings of subsidiaries	(19,413)	—	—	19,413	—
Dividends received from affiliates	17,278	—	—	(17,278)	—
Depreciation and amortization	47	37,074	2,253	(46)	39,328
Changes in value of life insurance contracts	—	(1,208)	—	—	(1,208)
Allowance for equity funds used during construction	—	(1,658)	—	—	(1,658)
Changes in operating assets and liabilities	(172)	(40,755)	841	—	(40,086)
Other changes in noncurrent assets and liabilities	1,520	17,650	497	20	19,687
Net cash provided by operating activities	18,923	29,847	4,234	(17,278)	35,726
Investing activities:
Utility plant expenditures	—	(105,684)	(3,028)	—	(108,712)
Changes in affiliate advances	429	2,491	(138)	(2,782)	—
Issuance of affiliate short-term borrowings	(2,610)	—	—	2,610	—
Reduction of affiliates long-term debt	668	—	—	(668)	—
Life insurance proceeds	—	450	—	—	450
Purchase of life insurance contracts	—	(1,216)	—	—	(1,216)
Changes in restricted cash	—	(598)	—	—	(598)
Net cash used in investing activities	(1,513)	(104,557)	(3,166)	(840)	(110,076)
Financing Activities:
Short-term borrowings	—	140,000	—	—	140,000
Repayment of short-term borrowings	(2,000)	(45,000)	—	—	(47,000)
Changes in affiliate advances	—	(238)	(2,544)	2,782	—
Proceeds from affiliate short-term borrowings	—	—	2,610	(2,610)	—
Repayment of affiliates long-term borrowings	—	—	(668)	668	—
Repayment of long-term debt	—	(2,161)	(246)	—	(2,407)
Advances and contributions in aid of construction	—	10,225	87	—	10,312
Refunds of advances for construction	—	(4,430)	—	—	(4,430)
Repurchase of common stock	(1,236)	—	—	—	(1,236)
Dividends paid to non-affiliates	(17,278)	—	—	—	(17,278)
Dividends paid to affiliates	—	(16,484)	(794)	17,278	—
Net cash (used in) provided by financing activities	(20,514)	81,912	(1,555)	18,118	77,961
Change in cash and cash equivalents	(3,104)	7,202	(487)	—	3,611
Cash and cash equivalents at beginning of period	5,216	13,215	7,061	—	25,492
Cash and cash equivalents at end of period	$2,112	$20,417	$6,574	$—	$29,103

CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the six months ended June 30, 2016
(In thousands)

	Parent Company	Cal Water	All Other Subsidiaries	Consolidating Adjustments	Consolidated
Operating activities:
Net income	$10,710	$9,539	$867	$(10,406)	$10,710
Adjustments to reconcile net income to net cash provided by operating activities:
Equity earnings of subsidiaries	(10,434)	—	—	10,434	—
Dividends received from affiliates	16,532	—	—	(16,532)	—
Depreciation and amortization	114	30,372	2,263	(48)	32,701
Changes in value of life insurance contracts	—	(336)	—	—	(336)
Changes in operating assets and liabilities	(218)	(987)	984	—	(221)
Other changes in noncurrent assets and liabilities	1,440	14,567	730	20	16,757
Net cash provided by operating activities	18,144	53,155	4,844	(16,532)	59,611
Investing activities:
Utility plant expenditures	—	(113,894)	(2,261)	—	(116,155)
Changes in affiliate advances	(561)	787	(199)	(27)	—
Reduction of affiliate short-term borrowings	2,000	42,100	—	(44,100)	—
Issuance of affiliate short-term borrowings	(2,615)	(20,600)	—	23,215	—
Reduction of affiliates long-term debt	544	—	—	(544)	—
Life insurance proceeds	—	495	—	—	495
Purchase of life insurance contracts	—	(1,065)	—	—	(1,065)
Changes in restricted cash	—	(653)	—	—	(653)
Net cash used in investing activities	(632)	(92,830)	(2,460)	(21,456)	(117,378)
Financing Activities:
Short-term borrowings	42,100	61,000	—	—	103,100
Repayment of short-term borrowings	(20,615)	(41,000)	—	—	(61,615)
Changes in affiliate advances	—	651	(678)	27	—
Proceeds from affiliate short-term borrowings	20,600	—	2,615	(23,215)	—
Repayment of affiliate short-term borrowings	(42,100)	—	(2,000)	44,100	—
Repayment of affiliates long-term borrowings	—	—	(544)	544	—
Proceeds from long-term debt, net of issuance costs	—	49,823	—	—	49,823
Repayment of long-term debt	—	(2,287)	(176)	—	(2,463)
Advances and contributions in aid for construction	—	11,413	50	—	11,463
Refunds of advances for construction	—	(3,454)	(18)	—	(3,472)
Repurchase of common stock	(548)	—	—	—	(548)
Dividends paid to non-affiliates	—	(16,135)	(397)	—	(16,532)
Dividends paid to affiliates	(16,532)	—	—	16,532	—
Net cash (used in) provided by financing activities	(17,095)	60,011	(1,148)	37,988	79,756
Change in cash and cash equivalents	417	20,336	1,236	—	21,989
Cash and cash equivalents at beginning of period	582	4,270	3,985	—	8,837
Cash and cash equivalents at end of period	$999	$24,606	$5,221	$—	$30,826

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

Factors which may cause actual results to be different than those expected or anticipated include, but are not limited to:

•	governmental and regulatory commissions’ decisions, including decisions on proper disposition of property;

•	consequences of eminent domain actions relation to our water systems;

•	changes in regulatory commissions’ policies and procedures;

•	the timeliness of regulatory commissions’ actions concerning rate relief;

•	inability to renew leases to operate city water systems on beneficial terms;

•	changes in California State Water Resources Control Board water quality standards;

•	changes in environmental compliance and water quality requirements;

•	electric power interruptions;

•	housing and customer growth trends;

•	the impact of opposition to rate increases;

•	our ability to recover costs;

•	availability of water supplies;

•	issues with the implementation, maintenance or security of our information technology systems;

•	civil disturbances or terrorist threats or acts, or apprehension about the possible future occurrences of acts of this type;

•	labor relations matters as we negotiate with the unions;

•	restrictive covenants in or changes to the credit ratings on current or future debt that could increase financing costs or affect the ability to borrow, make payments on debt, or pay dividends;

•	changes in customer water use patterns and the effects of conservation;

•	the impact of weather, climate, natural disasters, and diseases on water quality, water availability, water sales and operating results;

•	the risks set forth in “Risk Factors” included in the Company's annual report on 2016 Form 10-K.

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

For the six month period ended June 30, 2017, there were no changes in the methodology for computing critical accounting estimates, no additional accounting estimates met the standards for critical accounting policies, and there were no material changes to the important assumptions underlying the critical accounting estimates.

RESULTS OF SECOND QUARTER 2017 OPERATIONS
COMPARED TO SECOND QUARTER 2016 OPERATIONS
Dollar amounts in thousands unless otherwise stated

Overview

Net income for the three month period ended June 30, 2017, was $18.5 million or $0.39 per diluted common share compared to net income of $11.5 million or $0.24 per diluted common share for the three month period ended June 30, 2016, an increase of $7.0 million. The increase in net income was primarily the result of Cal Water's 2015 General Rate Case (GRC) rate increases. Also increasing net income were an increase in unbilled revenue, decreases in emergency drought incremental costs and maintenance expenses, unrealized gains on our benefit plan investments, and an increase resulting from the implementation of allowance for equity funds used during construction in 2017. These increases to net income were partially offset by increases in depreciation and amortization, interest, and employee wage expenses. The increase in accrued unbilled revenue resulted from higher water usage at the end of the quarter. This increase in accrued unbilled revenue is not included in the WRAM until it is billed. The WRAM account records changes in billed revenue. Accrued unbilled revenue is seasonal and the pattern of accrued unbilled revenue changes can fluctuate on a year-to-year basis.

Operating Revenue

Operating revenue increased $18.7 million, or 12.3%, to $171.1 million in the second quarter of 2017 as compared to the second quarter of 2016. The factors that impacted the operating revenue for the second quarter of 2017 as compared to 2016 are as follows:

Net change due to rate changes, usage, and other (1)	$21,237
MCBA Revenue (2)	(1,035)
Other balancing account revenue (3)	(261)
Deferral of revenue (4)	(1,254)
Net operating revenue increase	$18,687

1.
The net change due to rate changes, usage, and other in the above table was mainly driven by rate increases and a $2.5 million increase in accrued unbilled revenue. The components of the rate increases are as follows:

General rate case	$11,538
Purchased water and pump tax offset increases	4,945
Ratebase offset increases	677
Total increase in rates	$17,160

2.
The MCBA revenue decrease resulted from an increase in adopted water production costs relative to actual water production costs in the second quarter of 2017 as compared to the second quarter of 2016. The adopted water production costs increased in 2017 as a result of Cal Water's 2015 GRC. As required by the MCBA mechanism, the increase in adopted water production costs relative to actual water production costs in California also decreased operating revenue for the same amount.

3.
The other balancing account revenue consists of the pension, conservation and health care balancing account revenues. Pension and conservation balancing account revenues are the differences between actual expenses and adopted rate recovery. Health care balancing account revenue is 85% of the difference between actual health care expenses and adopted rate recovery. The decrease in revenue was mainly due to a decrease in actual health care and conservation expenses relative to adopted in the second quarter of 2017 as compared to the second quarter of 2016. This was partially offset by an increase in actual pension expenses relative to adopted in the second quarter of 2017 as compared to the second quarter of 2016.

4.
The deferral of revenue consists of amounts that are expected to be collected from customers beyond 24 months following the end of the accounting period in which these revenues were recorded. The deferral increased in the second quarter of 2017 as compared to the second quarter of 2016 due to an increase in the balancing account revenue expected to be collected beyond 24 months.

Total Operating Expenses

Total operating expenses increased $12.0 million, or 8.9%, to $145.9 million in the second quarter of 2017, as compared to $133.9 million in the second quarter of 2016.

Water production costs consists of purchased water, purchased power, and pump taxes. It represents the largest component of total operating expenses, accounting for approximately 44.0% of total operating expenses in the second quarter of 2017, as compared to 43.0% of total operating expenses in the second quarter of 2016. Water production costs increased 11.4% as compared to the same period last year mainly due to a blended 5.0% increase in purchased water wholesaler rates and a 6.1% increase in purchased water production.

Sources of water as a percent of total water production are listed in the following table:

	Three Months Ended June 30
	2017	2016
Well production	48%	49%
Purchased	47%	47%
Surface	5%	4%
Total	100%	100%

The components of water production costs are shown in the table below:

	Three Months Ended June 30
	2017	2016	Change
Purchased water	$53,322	$47,650	$5,672
Purchased power	7,601	7,039	562
Pump taxes	3,208	2,900	308
Total	$64,131	$57,589	$6,542

Administrative and general and other operations expenses decreased $0.2 million to $42.1 million in the second quarter of 2017, as compared to $42.3 million in the second quarter of 2016. The decrease was primarily mainly due to a decrease in

California drought program incremental costs, the deferral of MCBA costs associated with the deferral of operating revenue, a decrease in health care benefit costs, and insurance proceeds to recover most of the 2016 wild fire damages in our southern California District. These decreases were partially offset by employee wage and pension benefit cost increases. Changes in employee pension and other postretirement benefit costs, and employee health care costs for regulated California operations do not affect net income, because the Company is allowed by the CPUC to track these costs in balancing accounts for future recovery, which creates a corresponding change to operating revenue. At June 30, 2017, there were 1,157 employees and at June 30, 2016, there were 1,150 employees.

Maintenance expense decreased $1.2 million, or 20.7%, to $4.7 million in the second quarter of 2017, as compared to $5.9 million in the second quarter of 2016, mostly due to decreases in transmission and distribution mains repairs.

Depreciation and amortization expense increased $3.4 million, or 21.3%, to $19.2 million in the second quarter of 2017, as compared to $15.8 million in the second quarter of 2016, due to 2016 capital additions.

Income taxes increased $2.7 million, or 40.3%, to $9.6 million in the second quarter of 2017, as compared to $6.9 million in the second quarter of 2016. The increase was mainly due to an increase in operating income in the second quarter of 2017 as compared to the second quarter of 2016.

Property and other taxes increased $0.7 million, or 12.0%, to $6.1 million in the second quarter of 2017, as compared to $5.4 million in the second quarter of 2016, mostly due to an increase in assessed property values in 2016 and increased local franchise taxes.

Other Income and Expenses

Net other income and expenses increased $1.2 million to $1.8 million in the second quarter of 2017, as compared to $0.6 million in the second quarter of 2016, principally due to the implementation of allowance for equity funds used during construction in 2017 and a $0.5 million increase in unrealized gains on our benefit plan investments.

Interest Expense

Net interest expense increased $0.9 million, or 12.1%, to $8.5 million in the second quarter of 2017, as compared to $7.6 million in the second quarter of 2016. The increase was due primarily to an increase in short term financing for capital investments as well as increased short-term interest rates.

RESULTS OF THE SIX MONTHS ENDED JUNE 30, 2017 OPERATIONS
COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2016 OPERATIONS
Dollar amounts in thousands unless otherwise stated

Overview

Net income for the six months ended June 30, 2017, was $19.7 million or $0.41 per diluted common share compared to a net income of $10.7 million or $0.22 per diluted common share for the six months ended June 30, 2016, an increase of $9.0 million. The increase in net income was primarily the result of Cal Water's 2015 GRC rate increases. Also increasing net income were decreases in emergency drought incremental costs and maintenance expenses, unrealized gains on our benefit plan investments, and an increase resulting from the implementation of allowance for equity funds used during construction in 2017. These increases to net income were partially offset by increases in depreciation and amortization, interest, and employee wage expenses.

Operating Revenue

Operating revenue increased $19.0 million, or 6.9%, to $293.2 million in the first six months of 2017 as compared to the first six months of 2016. The factors that impacted the operating revenue for the first six months of 2017 as compared to 2016 are as follows:

Net change due to rate changes, usage, and other (1)	$31,324
MCBA Revenue (2)	(5,622)
Other balancing account revenue (3)	(2,626)
Deferral of revenue (4)	(4,080)
Net operating revenue increase	$18,996

1.
The net change due to rate changes, usage, and other in the above table was mainly driven by rate increases offset by a $0.7 million decrease in accrued unbilled revenue. The components of the rate increases are as follows:

General rate case	$20,328
Purchased water and pump tax offset increases	7,358
Ratebase offset increases	1,016
Total increase in rates	$28,702

2.
The MCBA revenue decrease resulted from a decrease in customer consumption relative to adopted, which increased adopted water production costs relative to actual in the first six months of 2017 as compared to the first six months of 2016. As required by the MCBA mechanism, the increase in adopted water production costs relative to actual water production costs in California also decreased operating revenue for the same amount.

3.
The other balancing account revenue consists of the pension, conservation and health care balancing account revenues. Pension and conservation balancing account revenues are the differences between actual expenses and adopted rate recovery. Health care balancing account revenue is 85% of the difference between actual health care expenses and adopted rate recovery. The decrease in revenue was mainly due to a decrease in actual health care and conservation expenses relative to adopted in the first six months of 2017 as compared to the first six months of 2016. This was partially offset by an increase in actual pension expenses relative to adopted in the first six months of 2017 as compared to the first six months of 2016.

4.
The deferral of revenue consists of amounts that are expected to be collected from customers beyond 24 months following the end of the accounting period in which these revenues were recorded. The deferral increased in the first six months of 2017 as compared to the first six months of 2016 due to an increase in the balancing account revenue expected to be collected beyond 24 months.

Total Operating Expenses

Total operating expenses increased $10.5 million, or 4.2%, to $259.9 million in the first six months of 2017, as compared to $249.4 million in the first six months of 2016.

Water production costs consists of purchased water, purchased power, and pump taxes. It represents the largest component of total operating expenses, accounting for approximately 40.9% of total operating expenses in the first six months of 2017, as compared to 39.6% of total operating expenses in the first six months of 2016.  Water production costs increased 7.6% as compared to the same period last year mainly due to a blended 4.7% increase in purchased water wholesaler rates and an increase of 2.5% in purchased water production.

Sources of water as a percent of total water production are listed in the following table:

	Six Months Ended June 30
	2017	2016
Well production	48%	48%
Purchased	47%	48%
Surface	5%	4%
Total	100%	100%

The components of water production costs are shown in the table below:

	Six Months Ended June 30
	2017	2016	Change
Purchased water	$87,690	$81,439	$6,251
Purchased power	12,509	11,868	641
Pump taxes	6,000	5,351	649
Total	$106,199	$98,658	$7,541

Administrative and general and other operations expenses decreased $5.9 million, or 6.6%, to $83.5 million in the first six months of 2017, as compared to $89.4 million in the first six months of 2016. The decrease was due primarily to the deferral of MCBA costs of $3.6 million associated with the deferral of operating revenue and decreases in California drought program incremental costs of $2.8 million, health care benefit costs of $2.6 million, conservation program expenses of $1.1 million, and $0.5 million of insurance proceeds to recover most of the 2016 wild fire damages in our southern California District. The decreases were partially offset by employee wage cost increase of $1.5 million, pension benefit cost increase of $1.2 million, software maintenance and licensing cost increase of $0.8 million, and additional uninsured loss expenses of $0.7 million. Changes in employee pension and other postretirement benefit costs, water conservation program costs, and health care costs for regulated California operations do not affect net income, because the Company is allowed by the CPUC to track these costs in balancing accounts for future recovery, which create corresponding changes to operating revenue.

Maintenance expense decreased $1.2 million, or 9.8%, to $10.8 million in the first six months of 2017, as compared to $12.0 million in the first six months of 2016, mostly due to increases in transmission and distribution mains repair costs.

Depreciation and amortization expense increased $6.5 million, or 20.5%, to $38.4 million in the first six months of 2017, as compared to $31.9 million in the first six months of 2016, mostly due to 2016 utility plant additions.

Income taxes increased $2.8 million, or 47.2%, to $8.8 million in the first six months of 2017, as compared to $5.9 million in the first six months of 2016. The increase was due primarily to an increase to operating income in the first six months of 2017 as compared to the first six months of 2016.

Property and other taxes increased $0.7 million, or 6.0%, to $12.2 million during the first six months of 2017, as compared to $11.5 million in the first six months of 2016, due primarily to an increase in assessed property values in 2016 and increased local franchise taxes.

Other Income and Expenses

Net other income increased $2.3 million to $3.1 million in the first six months of 2017, as compared to $0.8 million in the first six months of 2016, due primarily to the implementation of allowance for equity funds used during construction in 2017 and a $0.9 million increase in unrealized gains on our benefit plan investments.

Interest Expense

Net interest expense increased $1.8 million, or 12.0%, to $16.7 million in the first six months of 2017, as compared to $14.9 million in the first six months of 2016. The increase was due primarily to an increase in short term financing for capital investments as well as increased short-term interest rates.

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

California Drought Memorandum Account

The incremental costs tracked in the drought memorandum account for the six month period ended June 30, 2017 were $0.3 million, of which less than $0.1 million was spent on capital. For the six month period ended June 30, 2016, incremental costs were $3.8 million, of which $0.6 million was spent on capital. During three months ended June 30, 2017, incremental costs were $0.1 million, of which less than $0.1 million was spent on capital. During the three months ended June 30, 2016, incremental costs were $1.4 million, of which $0.2 million was spent on capital.

On December 15, 2016, the CPUC approved a resolution to allow Cal Water to begin recovering $2.9 million of incremental costs related to 2015 and 2014, through a surcharge, which became effective on January 1, 2017.

In 2017, Cal Water expects to submit an advice letter to request recovery of 2016 and 2017 incremental drought expenses and the incremental capital expenditures for the years 2015 and 2016.

WRAM and MCBA filings

In March of 2017, Cal Water submitted an advice letter to true up the revenue over- and under-collections in the 2016 annual WRAMs/MCBAs of its regulated districts. A net under-collection of $25.8 million is being recovered from customers in the form of 12, 18, and 18+ month surcharges/surcredits. The new rates became effective April 15, 2017.  This surcharge/surcredit in some cases is in addition to surcharges/surcredits authorized in prior years which have not yet expired.

Expense Offset filings

Expense offsets are dollar-for-dollar increases in revenue to match increased expenses, and therefore do not affect net operating income. In October of 2016, Cal Water submitted advice letters to offset increased purchased water and pump taxes in 4 of its regulated districts, totaling $1.9 million. The new rates became effective on January 1, 2017.

In March of 2017, Cal Water submitted an advice letter to offset increased purchased water in one of its regulated districts, totaling $1.0 million. The new rates became effective on April 15, 2017.

In June of 2017, Cal Water submitted advice letters to offset increased purchased water and pump taxes in four of its regulated districts, totaling $2.7 million. The new rates became effective on July 1, 2017.

In July of 2017, Cal Water submitted an advice letter to offset increased purchased water and pump taxes in one of its regulated districts, totaling $0.2 million. The new rates will become effective on August 1, 2017.

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

In May of 2017, Cal Water submitted an advice letter to recover $0.4 million of annual revenue increase for a ratebase offset in one of its regulated districts. The new rates became effective on July 1, 2017.

Travis Air Force Base

Cal Water has entered into a 50-year agreement with the U.S. Department of Defense to acquire the water distribution assets of, and to provide water utility service to, the Travis Air Force Base beginning in 2018. On May 31, 2017, Cal Water submitted an application to the CPUC seeking approval to provide water service to the base and to establish rates for its service.

The water system utilizes surface water treated at a water treatment plant and groundwater from five wells, and includes distribution piping, storage tanks, hydrants, and other appurtenances to serve about 15,280 active and reserve personnel and civilians on the 6,400-acre base. If approved, Cal Water will make initial capital improvements of about $12.7 million, with an anticipated capital investment of about $52.0 million over the 50-year term of the utility service contract.

2017 Regulatory Activity—Other States

2016 Pukalani (Hawaii) GRC Filing

In December of 2016, Hawaii water filed a GRC for its Pukalani wastewater system requesting an additional $1.3 million in revenues on an annual basis. This revenue increase is proposed to be implemented over five years. The application requested recovery for increases in operating expenses since the previous rate case. Additionally, the application requested recovery of the balance of the cost of the wastewater treatment plant that was not approved to be included in customer rates in the previous rate case among other capital investments. The first phase of the revenue increase is expected to become effective in the fourth quarter of 2017. Discovery between the parties is complete and settlement discussions are underway.

LIQUIDITY

Cash flow from Operations

Cash flow from operations for the first six months of 2017 was $35.7 million compared to $59.6 million for the same period in 2016. Cash generated by operations varies during the year due to customer billings, and timing of collections and contributions to our benefit plans.

During the first six months of 2017 we made contributions of $14.8 million to our employee pension plan compared to contributions of $14.0 million made during the first six months of 2016. During the first six months of 2017 there were no contributions to the other postretirement benefit plans compared to contributions of $3.3 million during the first six months of 2016. The total 2017 estimated cash contribution to the pension plans is $29.5 million and to the other postretirement benefit plans is $9.3 million.

Cal Water customer drought surcharges were discontinued on July 29, 2016. As such there were no drought surcharge billings during the first six months of 2017 as compared to $22.1 million in the first six months of 2016. In addition, Cal Water made $6.9 million prepayments for water charges in the first six months of 2017, as compared to $4.2 million prepayment in the first six months of 2016.

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

Investing Activities

During the first six months of 2017 and 2016, we used $108.7 million and $116.2 million, respectively, of cash for utility plant expenditures. The 2017 budget estimates utility plant expenditures to be between $200.0 and $220.0 million. Annual expenditures fluctuate each year due to the availability of construction resources and our ability to obtain construction permits in a timely manner.

Financing Activities

Net cash provided by financing activities was $78.0 million during the first six months of 2017 compared to $79.8 million for the same period in 2016.

During the first six months of 2017 and 2016, we borrowed $140.0 million and $103.1 million, respectively, on our unsecured revolving credit facilities. Repayments of unsecured revolving credit facilities borrowings during the first six months of 2017 were $47.0 million and $61.6 million for the same period in 2016.

The undercollected net WRAM and MCBA receivable balances were $54.8 million and $28.9 million as of June 30, 2017 and June 30, 2016, respectively. The undercollected balances were primarily financed by Cal Water using short-term and long-term financing arrangements to meet operational cash requirements. Interest on the undercollected balances, the interest recoverable from ratepayers, is limited to the current 90-day commercial paper rates which is significantly lower than Cal Water’s short and long-term financing rates.

Short-Term and Long-Term Financing

During the first six months of 2017, we utilized cash generated from operations and borrowings on the unsecured revolving credit facilities. We did not sell Company common stock during the first six months of 2017 and 2016. In future periods, management anticipates funding our utility plant needs through a relatively balanced approach between long term debt and equity.

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

As of June 30, 2017, there were short-term borrowings of $190.1 million outstanding on the unsecured revolving credit facilities compared to $75.1 million as of June 30, 2016. The increase in short-term borrowings during the first six months of 2017 was mostly to fund general operations and capital investment.

Given our ability to access our lines of credit on a daily basis, cash balances are managed to levels required for daily cash needs and excess cash is invested in short-term or cash equivalent instruments. Minimal operating levels of cash are maintained for Washington Water, New Mexico Water, and Hawaii Water.

Both short-term credit agreements contain affirmative and negative covenants and events of default customary for credit facilities of this type including, among other things, limitations and prohibitions relating to additional indebtedness, liens, mergers, and asset sales. Also, these unsecured credit agreements contain financial covenants governing the Company and its subsidiaries’ consolidated total capitalization ratio not to exceed 66.7% and an interest coverage ratio of three or more.  As of June 30, 2017, we are in compliance with all of the covenant requirements and are eligible to use the full amount of our credit facilities.

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

Bond principal and other long-term debt payments were $2.4 million during the first six months of 2017 and $2.5 million during the first six months of 2016.

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

Dividends

During the first six months of 2017, our quarterly common stock dividend payments were $0.1800 per share compared to $0.1725 during the first six months of 2016. For the full year 2016, the payout ratio was 68% of net income. On a long-term basis, our goal is to achieve a dividend payout ratio of 60% of net income accomplished through future earnings growth.

At the July 26, 2017 meeting, the Board declared the second quarter dividend of $0.1800 per share payable on August 18, 2017, to stockholders of record on August 7, 2017. This was our 290th consecutive quarterly dividend.

2017 Financing Plan

We intend to fund our utility plant needs in future periods through a relatively balanced approach between long-term debt and equity. The Company and Cal Water have a syndicated unsecured revolving line of credit of $150.0 million and $300.0 million, respectively, for short-term borrowings. As of June 30, 2017, the Company’s and Cal Water’s availability on these unsecured revolving lines of credit was $94.9 million and $135.0 million, respectively.

Book Value and Stockholders of Record

Book value per common share was $13.78 at June 30, 2017 compared to $13.75 at December 31, 2016. There were approximately 1,960 stockholders of record for our common stock as of May 8, 2017.

Utility Plant Expenditures

During the first six months of 2017, utility plant expenditures totaled $108.7 million for company-funded and developer-funded projects. The 2017 budget estimates company-funded utility plant expenditures to be between $200.0 and $220.0 million. The actual amount may vary from the budget number due to timing of actual payments related to current year and prior year projects. We do not control third-party-funded utility plant expenditures and therefore are unable to estimate the amount of such projects for 2017.

As of June 30, 2017, construction work in progress was $167.9 million compared to $199.5 million as of June 30, 2016. Work in progress includes projects that are under construction but not yet complete and placed in service.

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

Historically, approximately 49% of our annual water supply is pumped from wells. State groundwater management agencies operate differently in each state. Some of our wells extract ground water from water basins under state ordinances. These are adjudicated groundwater basins, in which a court has settled the dispute between landowners or other parties over how much annual groundwater can be extracted by each party. All of our adjudicated groundwater basins are located in the State of California. Our annual groundwater extraction from adjudicated groundwater basins approximates 6.8 billion gallons or 15% of our total annual water supply pumped from wells. Historically, we have extracted less than 100% of our annual adjudicated groundwater rights and have the right to carry forward up to 20% of the unused amount to the next annual period. All of our remaining wells extract ground water from managed or unmanaged water basins. There are no set limits for the ground water extracted from these water basins; however, the state or local water management agencies have the authority to regulate the groundwater extraction quantity whenever there are unforeseen large decreases to water basin levels. Our annual groundwater extraction from managed groundwater basins approximates 28.1 billion gallons or 59% of our total annual water supply pumped from wells. Our annual groundwater extraction from unmanaged groundwater basins approximates 12.2 billion gallons or 26% of our total annual water supply pumped from wells. Most of the managed groundwater basins we extract water from have groundwater recharge facilities. We are required to pay well pump taxes to financially support these groundwater recharge facilities. Our well pump taxes were $6.0 million and $5.4 million for the six months ended June 30, 2017 and 2016, respectively. Well pump taxes were $3.2 million and $2.9 million for the three months ended June 30, 2017 and 2016, respectively. In 2014, the State of California enacted the Sustainable Groundwater Management Act of 2014. The law and its implementing regulations will require most basins to select a sustainability agency by 2017, develop a sustainability plan by 2022, and show progress toward sustainability by 2027. We expect that in the future, groundwater will be produced mainly from managed and adjudicated basins.

California’s normal weather pattern yields little precipitation between mid-spring and mid-fall. The Washington Water service areas receive precipitation in all seasons, with the heaviest amounts during the winter. New Mexico Water’s rainfall is heaviest in the summer monsoon season. Hawaii Water receives precipitation throughout the year, with the largest amounts in the winter months. Water usage in all service areas is highest during the warm and dry summers and declines in the cool winter months. Rain and snow during the winter months replenish underground water aquifers and fill reservoirs, providing the water supply for subsequent delivery to customers. As of June 30, 2017, the State of California snowpack water content and rainfall accumulation during the 2016 - 2017 water year was 194% of normal (per the California Department of Water Resources, Northern Sierra Precipitation Accumulation report). On April 7, California's Governor Brown declared an end to the drought emergency in 54 of California’s 58 counties. Two of Cal Water's districts remain under a declared drought; these were areas where groundwater was impacted by five years of drought conditions. Management believes that supply pumped from underground aquifers and purchased from wholesale suppliers will be adequate to meet customer demand during 2017 and beyond. Long-term water supply plans are developed for each of our districts to help assure an adequate water supply under various operating and supply conditions. Some districts have unique challenges in meeting water quality standards, but management believes that supplies will meet current standards using current treatment processes.

CONTRACTUAL OBLIGATIONS

During the six months ended June 30, 2017, there were no material changes in contractual obligations outside the normal course of business.

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

Our management, with the participation of our CEO and our CFO, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2017. Based on that evaluation, we concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

(b) Changes to Internal Control over Financial Reporting

There was no change in our internal controls over financial reporting that occurred during the quarter ended June 30, 2017, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

CALIFORNIA WATER SERVICE GROUP
Registrant

July 27, 2017	By:	/s/ Thomas F. Smegal III
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