Form 10-Q
period 2017-09-30
CALIFORNIA WATER SERVICE GROUP
filed 2017-10-26
CIK 1035201

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common shares outstanding as of September 30, 2017 — 48,015,140

PART I FINANCIAL INFORMATION

Item 1.

FINANCIAL STATEMENTS

The condensed consolidated financial statements presented in this filing on Form 10-Q have been prepared by management and are unaudited.

CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited (In thousands, except per share data)

	September 30, 2017	December 31, 2016
ASSETS
Utility plant:
Utility plant	$2,892,666	$2,717,339
Less accumulated depreciation and amortization	(910,742)	(858,062)
Net utility plant	1,981,924	1,859,277
Current assets:
Cash and cash equivalents	28,341	25,492
Receivables:
Customers	46,963	30,305
Regulatory balancing accounts	31,364	30,332
Other	16,438	17,158
Unbilled revenue	38,491	25,228
Materials and supplies at weighted average cost	6,344	6,292
Taxes, prepaid expenses, and other assets	12,544	7,262
Total current assets	180,485	142,069
Other assets:
Regulatory assets	379,884	355,930
Goodwill	2,615	2,615
Other assets	58,196	51,854
Total other assets	440,695	410,399
TOTAL ASSETS	$2,603,104	$2,411,745
CAPITALIZATION AND LIABILITIES
Capitalization:
Common stock, $0.01 par value; 68,000 shares authorized, 48,015 and 47,965 outstanding in 2017 and 2016, respectively	$480	$480
Additional paid-in capital	335,516	334,856
Retained earnings	351,727	324,135
Total common stockholders’ equity	687,723	659,471
Long-term debt, less current maturities	519,700	531,745
Total capitalization	1,207,423	1,191,216
Current liabilities:
Current maturities of long-term debt	36,015	26,208
Short-term borrowings	195,100	97,100
Accounts payable	89,394	77,813
Regulatory balancing accounts	4,545	4,759
Accrued interest	12,763	5,661
Accrued expenses and other liabilities	42,544	38,689
Total current liabilities	380,361	250,230
Unamortized investment tax credits	1,798	1,798
Deferred income taxes	329,506	298,924
Pension and postretirement benefits other than pensions	227,819	222,691
Regulatory liabilities and other	91,006	83,648
Advances for construction	182,820	182,448
Contributions in aid of construction	182,371	180,790
Commitments and contingencies (Note 10)
TOTAL CAPITALIZATION AND LIABILITIES	$2,603,104	$2,411,745
See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Unaudited (In thousands, except per share data)

For the three months ended	September 30, 2017	September 30, 2016
Operating revenue	$211,731	$184,268
Operating expenses:
Operations:
Water production costs	75,261	70,175
Administrative and general	24,886	23,844
Other operations	21,208	19,561
Maintenance	6,057	5,545
Depreciation and amortization	19,231	15,884
Income taxes	17,348	13,247
Property and other taxes	6,544	5,957
Total operating expenses	170,535	154,213
Net operating income	41,196	30,055
Other income and expenses:
Non-regulated revenue	3,542	3,397
Non-regulated expenses	(2,576)	(2,517)
Allowance for equity funds used during construction	1,105	—
Income tax expense on other income and expenses	(841)	(349)
Net other income	1,230	531
Interest expense:
Interest expense	9,284	8,485
Allowance for borrowed funds used during construction	(707)	(774)
Net interest expense	8,577	7,711
Net income	$33,849	$22,875
Earnings per share:
Basic	$0.70	$0.48
Diluted	0.70	0.48
Weighted average shares outstanding:
Basic	48,017	47,969
Diluted	48,017	47,969
Dividends declared per share of common stock	$0.1800	$0.1725
 See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Unaudited (In thousands, except per share data)

For the nine months ended	September 30, 2017	September 30, 2016
Operating revenue	$504,899	$458,440
Operating expenses:
Operations:
Water production costs	181,460	168,833
Administrative and general	73,931	75,037
Other operations	55,660	57,766
Maintenance	16,877	17,542
Depreciation and amortization	57,650	47,772
Income taxes	26,099	19,192
Property and other taxes	18,717	17,439
Total operating expenses	430,394	403,581
Net operating income	74,505	54,859
Other income and expenses:
Non-regulated revenue	10,743	10,589
Non-regulated expenses	(6,244)	(8,306)
Allowance for equity funds used during construction	2,763	—
Income tax expense on other income and expenses	(2,947)	(914)
Net other income	4,315	1,369
Interest expense:
Interest expense	27,073	24,984
Allowance for borrowed funds used during construction	(1,765)	(2,341)
Net interest expense	25,308	22,643
Net income	$53,512	$33,585
Earnings per share:
Basic	$1.11	$0.70
Diluted	1.11	0.70
Weighted average shares outstanding:
Basic	48,007	47,949
Diluted	48,007	47,952
Dividends declared per share of common stock	$0.5400	$0.5175
 See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

CALIFORNIA WATER SER VICE GROUP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited (In thousands)

For the nine months ended:	September 30, 2017	September 30, 2016
Operating activities:
Net income	$53,512	$33,585
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	59,016	48,946
Change in value of life insurance contracts	(1,871)	(915)
Allowance for equity funds used during construction	(2,763)	—
Changes in operating assets and liabilities:
Receivables and unbilled revenue	(52,951)	(13,352)
Accounts payable	6,712	8,940
Other current assets	(4,643)	(1,743)
Other current liabilities	10,939	13,982
Other changes in noncurrent assets and liabilities	41,837	34,386
Net cash provided by operating activities	109,788	123,829
Investing activities:
Utility plant expenditures	(180,442)	(166,406)
Life insurance proceeds	1,558	495
Purchase of life insurance contracts	(3,948)	(2,710)
Change in restricted cash	(679)	(685)
Net cash used in investing activities	(183,511)	(169,306)
Financing activities:
Short-term borrowings	185,000	105,100
Repayment of short-term borrowings	(87,000)	(81,615)
Proceeds from long-term debt, net of issuance costs of $0 for 2017 and $177 for 2016	—	49,823
Repayment of long-term debt	(2,797)	(2,865)
Advances and contributions in aid of construction	14,964	18,186
Refunds of advances for construction	(6,316)	(5,194)
Repurchase of common stock	(1,359)	(637)
Dividends paid	(25,920)	(24,807)
Net cash provided by financing activities	76,572	57,991
Change in cash and cash equivalents	2,849	12,514
Cash and cash equivalents at beginning of period	25,492	8,837
Cash and cash equivalents at end of period	$28,341	$21,351
Supplemental information:
Cash paid for interest (net of amounts capitalized)	$17,287	$13,889
Income tax refund	$(1,697)	$—
Supplemental disclosure of non-cash activities:
Accrued payables for investments in utility plant	$31,750	$26,767
Utility plant contribution by developers	13,022	12,104
 See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

CALIFORNIA WATER SERVICE GROUP
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2017
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

Flat rate customers are billed in advance at the beginning of the service period. The revenue is prorated so that the portion of revenue applicable to the current period is included in that period’s revenue, with the balance recorded as unearned revenue on the balance sheet and recognized as revenue when earned in the subsequent accounting period. The unearned revenue liability was $0.7 million and $0.8 million as of September 30, 2017 and December 31, 2016, respectively. This liability is included in “accrued expenses and other liabilities” on the condensed consolidated balance sheets.

Allowance for Funds Used During Construction

The allowance for funds used during construction (AFUDC) represents the capitalized cost of funds used to finance the construction of the utility plant. In general, AFUDC is applied to Cal Water construction projects requiring more than one month to complete. No AFUDC is applied to projects funded by customer advances for construction, contributions in aid of construction, or applicable state-revolving fund loans. AFUDC includes the net cost of borrowed funds and a rate of return on other funds when used, and is recovered through water rates as the utility plant is depreciated. Cal Water was authorized by the CPUC to record AFUDC on construction work in progress effective January 1, 2017. Prior to January 1, 2017, the CPUC authorized Cal Water to only record capitalized interest on borrowed funds. Cal Water previously reported the amounts authorized as capitalized interest and a reduction to interest expense. The amount of AFUDC related to equity funds and to borrowed funds for the three and nine month periods ended September 30, 2017 and 2016 are shown in the tables below:

	Three Months Ended September 30
	2017	2016	Change
Allowance for equity funds used during construction	$1,105	$—	$1,105
Allowance for borrowed funds used during construction	707	774	(67)
Total	$1,812	$774	$1,038

	Nine Months Ended September 30
	2017	2016	Change
Allowance for equity funds used during construction	$2,763	$—	$2,763
Allowance for borrowed funds used during construction	1,765	2,341	(576)
Total	$4,528	$2,341	$2,187

Cash and Cash Equivalents

Cash equivalents include highly liquid investments with maturities of three months or less. Cash and cash equivalents was $28.3 million and $25.5 million as of September 30, 2017 and December 31, 2016, respectively. Restricted cash was presented on the condensed consolidated balance sheet in “taxes, prepaid expenses and other assets” and was $1.1 million and $0.4 million as of September 30, 2017 and December 31, 2016, respectively.

Adoption of New Accounting Standards

In March 2016, the Financial Accounting Standards Board (FASB) issued updated accounting guidance on simplifying the accounting for share-based payments (Accounting Standards Update (ASU) 2016-09), which includes the accounting for share-based payment transactions, the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The Company adopted and implemented the changes to accounting for share-based payments on January 1, 2017 and applied the requirements retrospectively on the statement of cash flows for all periods presented. The Company's forfeiture policy did not change and the Company continues to account for forfeitures when they occur. For the nine month period ended September 30, 2017, the Company recorded $0.5 million of income tax benefits in excess of compensation costs for share-based compensation which reduced the effective tax rate. The tax-related cash flows resulting from share-based payments were reported as operating activities and the associated cash paid by the company for employee tax withholding transactions were reported as financing activities on the consolidated statement of cash flows.

The following table shows the effect of the accounting change to the Condensed Consolidated Statements of Cash Flows for the nine month period ended September 30, 2016:

	Nine Months Ended September 30, 2016
Cash Flow Classification	As Reported on Form 10-Q	Adjusted Balance on Form 10-Q	Increase (Decrease) from Retrospective Adoption
Other changes in noncurrent assets and liabilities	$33,749	$34,386	$637
Net cash provided by operating activities	123,192	123,829	637
Repurchase of common stock	—	(637)	(637)
Net cash provided by financing activities	58,628	57,991	(637)

New Accounting Standards

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which amends the existing revenue recognition guidance.  In August 2015, the FASB deferred the effective date of this amendment for public companies by one year to January 1, 2018, with early adoption permitted as of the original effective date of January 1, 2017. The Company has substantially completed an evaluation of the new revenue standard and intends to implement the standard using the modified retrospective method and does not expect ASU 2014-09 to materially impact the timing or recognition of revenue related to the sale and delivery of water to its customers, which is a significant percentage of the Company's revenue. The Company is in the process of finalizing its evaluation of the impact ASU 2014-09 has on its related revenue disclosures and internal controls.

In February 2016, the FASB issued ASU 2016-02, Leases. This update changes the accounting treatment of leases and related disclosure requirements. ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2018 and early adoption is permitted. The Company will adopt the standard using the modified retrospective method for its existing leases and is currently evaluating the impact of adopting the new lease standard on its consolidated financial statements and related disclosures.

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

In March 2017, the FASB issued ASU 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. The update requires employers to present the service cost component of the net periodic benefit cost in the same income statement line item as other employee compensation costs arising from services rendered during the period. The other components of net benefit cost, including interest cost, expected return on plan assets, amortization of prior service cost/credit and actuarial gain/loss, and settlement and curtailment effects, are to be presented as non-operating items. Employers will have to disclose the line(s) used to present the other components of net periodic benefit cost, if the components are not presented separately in the income statement. The standard only allows the service cost component to be eligible for capitalization. ASU 2017-07 is effective for annual periods after December 15, 2017, and early adoption is permitted. The Company is currently evaluating the impact on its consolidated financial statements and related disclosures. The adoption of this guidance will change the Company's financial statement presentation of net benefit costs. However, based on current regulatory authorization, the changes required by the standard are not expected to materially impact the results of operations.

Note 3. Stock-based Compensation

Equity Incentive Plan

During the nine months ended September 30, 2017 and 2016, the Company granted annual Restricted Stock Awards (RSAs) of 48,717 and 72,317, respectively, to officers and directors of the Company. During those same periods, 17,466 and 13,319 RSAs were canceled, respectively. During the three months ended September 30, 2017 and 2016, no RSAs were granted and 3,280 and 2,719 RSAs were canceled, respectively. Employee RSAs granted in 2017 and 2016 vest over 36 months.  Director RSAs generally vest at the end of 12 months. During the first nine months of 2017 and 2016, the RSAs granted were valued at $36.75 and $25.17 per share, respectively, based upon the fair value of the Company’s common stock on the date of grant.

During the nine months ended September 30, 2017 and 2016, the Company granted 31,389 and 43,659 performance-based Restricted Stock Unit Awards (RSUs), respectively, to officers. During those same periods, the Company issued 38,709 and 28,424 RSUs, respectively, and canceled 19,735 and 6,602 RSUs, respectively. During the three months ended September 30, 2017 and 2016, the Company did not grant, issue or cancel any RSUs. Each RSU award reflects a target number of shares that may be issued to the award recipient. The 2017 and 2016 awards may be earned upon completion of the three-year performance period and are recognized as expense ratably over the period using a fair value of $36.75 per share and $25.17 per share, respectively, and an estimate of RSUs earned during the period. The Company has recorded compensation costs for the RSAs and RSUs in administrative and general operating expenses in the amount of $2.3 million and $2.1 million for the nine months ended September 30, 2017 and 2016, respectively.

Note 4. Equity

The Company’s changes in total common stockholders’ equity for the nine months ended September 30, 2017 were as follows:

Total Common Stockholders’ Equity
Balance at December 31, 2016	$659,471
Common stock issued	—
Share-based compensation expense	660
Common stock dividends declared	(25,920)
Net income	53,512
Balance at September 30, 2017	$687,723

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

There were no shares of Stock Appreciation Rights (SARs) outstanding as of September 30, 2017 and 2016, respectively. All the SARs were dilutive when they were outstanding during the period, as shown in the tables below.

	Three Months Ended September 30
	2017	2016
	(In thousands, except per share data)
Net income available to common stockholders	$33,849	$22,875
Weighted average common shares outstanding, basic	48,017	47,969
Dilutive SARs (treasury method)	—	—
Weighted average common shares outstanding, dilutive	48,017	47,969
Earnings per share - basic	$0.70	$0.48
Earnings per share - diluted	$0.70	$0.48

	Nine Months Ended September 30
	2017	2016
	(In thousands, except per share data)
Net income available to common stockholders	$53,512	$33,585
Weighted average common shares outstanding, basic	48,007	47,949
Dilutive SARs (treasury method)	—	3
Weighted average common shares outstanding, dilutive	48,007	47,952
Earnings per share - basic	$1.11	$0.70
Earnings per share - diluted	$1.11	$0.70

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

Cash contributions by the Company related to pension plans were $22.2 million and $20.6 million for the nine months ended September 30, 2017 and 2016, respectively. Cash contributions by the Company related to other postretirement benefit plans were $2.3 million and $6.7 million for the nine months ended September 30, 2017 and 2016, respectively. The total 2017 estimated cash contribution to the pension plans is $29.8 million and to the other postretirement benefit plans is $9.0 million.

The following table lists components of net periodic benefit costs for the pension plans and other postretirement benefits. The data listed under “pension plan” includes the qualified pension plan and the non-qualified supplemental executive retirement plan. The data listed under “other benefits” is for all other postretirement benefits.

	Three Months Ended September 30
	Pension Plan		Other Benefits
	2017	2016	2017	2016
Service cost	$6,122	$5,594	$2,169	$1,045
Interest cost	5,861	5,764	1,491	625
Expected return on plan assets	(6,031)	(5,462)	(1,218)	(1,005)
Amortization of prior service cost	1,445	1,555	11	10
Recognized net actuarial loss	1,881	1,743	649	(482)
Net periodic benefit cost	$9,278	$9,194	$3,102	$193

	Nine Months Ended September 30
	Pension Plan		Other Benefits
	2017	2016	2017	2016
Service cost	$17,851	$15,728	$6,207	$5,653
Interest cost	17,442	16,670	4,472	4,225
Expected return on plan assets	(18,090)	(16,370)	(3,653)	(3,097)
Amortization of prior service cost	4,336	4,664	32	32
Recognized net actuarial loss	5,386	4,329	1,947	2,041
Net periodic benefit cost	$26,925	$25,021	$9,005	$8,854

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

The outstanding borrowings on the Company lines of credit were $55.1 million and $57.1 million as of September 30, 2017 and December 31, 2016, respectively. There were $140.0 million and $40.0 million borrowings on the Cal Water lines of credit as of September 30, 2017 and December 31, 2016, respectively. The average borrowing rate for borrowings on the Company and Cal Water lines of credit during the nine months ended September 30, 2017 was 1.97% compared to 1.30% for the same period last year.

Note 8. Income Taxes

The Company accounts for income taxes under the provisions of ASU 2009-06, Income Taxes (Topic 740). The Company adjusts its effective tax rate each quarter to be consistent with the estimated annual effective tax rate. The Company also records the tax effect of unusual or infrequently occurring discrete items.
The provision for income taxes consists of the following:

	Three Months Ended September 30
	2017	2016
Income tax provision	$18,189	$13,595

	Nine Months Ended September 30
	2017	2016
Income tax provision	$29,046	$20,105
The $4.6 million increase in the income tax provision for the three months ended September 30, 2017 as compared to the three months ended September 30, 2016 was due primarily to an increase in the Company’s operating income in 2017 as compared to 2016.

The $8.9 million increase in the income tax provision for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016 was due primarily to an increase in the Company’s operating income in 2017 as compared to 2016, which was partially offset by a $0.5 million tax benefit associated with the settlement of equity awards in 2017. The Company’s fiscal year 2017 effective tax rate is estimated to be 37%.

The Company had unrecognized tax benefits of approximately $10.2 million and $10.5 million as of September 30, 2017 and December 31, 2016, respectively. Included in the balance of unrecognized tax benefits as of September 30, 2017 and December 31, 2016 is approximately $1.9 million and $2.2 million, respectively, of tax benefits that, if recognized, would result in an adjustment to the Company’s effective tax rate. The Company does not expect its unrecognized tax benefits to change significantly within the next 12 months.

Note 9. Regulatory Assets and Liabilities

Regulatory assets and liabilities were comprised of the following as of September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016
Regulatory Assets
Pension and retiree group health	$188,386	$188,880
Property-related temporary differences (tax benefits flowed through to customers)	94,144	92,099
Other accrued benefits	26,540	27,503
Net WRAM and MCBA long-term accounts receivable	34,735	16,148
Asset retirement obligations, net	16,832	15,812
Interim rates long-term accounts receivable	4,616	4,605
Tank coating	10,114	8,452
Health care balancing account	412	1,000
Pension balancing account	1,684	—
Other regulatory assets	2,421	1,431
Total Regulatory Assets	$379,884	$355,930

Regulatory Liabilities
Future tax benefits due to customers	$33,375	$33,231
Health care balancing account	6,006	—
Conservation program	2,312	584
Pension balancing account	383	695
Net WRAM and MCBA long-term payable	710	611
Other regulatory liabilities	1,251	3,614
Total Regulatory Liabilities	$44,037	$38,735

Short-term regulatory assets and liabilities are excluded from the above table. The short-term regulatory assets were $31.4 million as of September 30, 2017 and $30.3 million as of December 31, 2016. As of September 30, 2017, the short-term regulatory assets were primarily net WRAM and MCBA accounts receivable, 2012 General Rate Case (GRC) health cost balancing account receivable, 2014-2015 drought expense recovery, and East Los Angeles Memorandum Account receivable. As of December 31, 2016, the short-term regulatory assets were primarily net WRAM and MCBA accounts receivable, 2012 GRC health cost balancing account receivable, 2014-2015 drought expense recovery, interim rate memorandum account receivable, and East Los Angeles Memorandum Account receivable.

The short-term portions of regulatory liabilities were $4.5 million as of September 30, 2017 and $4.8 million as of December 31, 2016. As of September 30, 2017, the short-term regulatory liabilities were primarily net WRAM and MCBA liability balances, refund balance from an interim rates true up authorized prior to the 2009 GRC, and net refund balances to customers for the pension and conservation programs from the 2012 GRC. As of December 31, 2016, the short-term regulatory liabilities were primarily net WRAM and MCBA liability balances and net refund balances to customers for the pension and conservation programs from the 2012 GRC.

Note 10. Commitments and Contingencies

Commitments

The Company has significant commitments to lease certain office spaces and water systems and to purchase water from water wholesalers. These commitments are described in Form 10-K for the year ended December 31, 2016. As of September 30, 2017, there were no significant changes from December 31, 2016.

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

Other Legal Matters

From time to time, the Company is involved in various disputes and litigation matters that arise in the ordinary course of business. The status of each significant matter is reviewed and assessed for potential financial exposure. If the potential loss from any claim or legal proceeding is considered probable and the amount of the range of loss can be estimated, a liability is accrued for the estimated loss in accordance with the accounting standards for contingencies. Legal proceedings are subject to uncertainties, and the outcomes are difficult to predict. Because of such uncertainties, accruals are based on the best information available at the time. While the outcome of these disputes and litigation matters cannot be predicted with any certainty, management does not believe when taking into account existing reserves the ultimate resolution of these matters will materially affect the Company’s financial position, results of operations, or cash flows. As of September 30, 2017 and December 31, 2016, the Company recognized a liability of $6.1 million and $6.0 million, respectively, for known legal matters. The cost of litigation is expensed as incurred and any settlement is first offset against such costs. Any settlement in excess of the cost to litigate is accounted for on a case by case basis, dependent on the nature of the settlement.

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

Advances for construction fair values were estimated using broker quotes from companies that frequently purchase these investments.

	September 30, 2017
		Fair Value
	Cost	Level 1	Level 2	Level 3	Total
Long-term debt, including current maturities	$555,715	—	$631,447	—	$631,447
Advances for construction	182,820	—	75,717	—	75,717
Total	$738,535	$—	$707,164	$—	$707,164

	December 31, 2016
		Fair Value
	Cost	Level 1	Level 2	Level 3	Total
Long-term debt, including current maturities	$557,953	$—	$630,510	$—	$630,510
Advances for construction	182,448	—	74,460	—	74,460
Total	$740,401	—	$704,970	$—	$704,970

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

The following tables present the condensed consolidating balance sheets as of September 30, 2017 and December 31, 2016, the condensed consolidating statements of income for the three and nine months ended September 30, 2017 and 2016, and the condensed consolidating statements of cash flows for the nine months ended September 30, 2017 and 2016 of (i) California Water Service Group, the guarantor of the First Mortgage Bonds and the parent company; (ii) California Water Service Company, the issuer of the First Mortgage Bonds and a 100% owned consolidated subsidiary of California Water Service Group; and (iii) the other 100% owned non-guarantor consolidated subsidiaries of California Water Service Group. No other subsidiary of the Company guarantees the securities. The condensed consolidating statement of cash flows for the nine months ended September 30, 2016 reflects the retrospective adoption of ASU 2016-09 (refer to Note 2 Summary of Significant Accounting Policies for more details).

CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATING BALANCE SHEET
As of September 30, 2017
(In thousands)

	Parent Company	Cal Water	All Other Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS
Utility plant:
Utility plant	$1,321	$2,695,106	$203,435	$(7,196)	$2,892,666
Less accumulated depreciation and amortization	(896)	(858,386)	(53,448)	1,988	(910,742)
Net utility plant	425	1,836,720	149,987	(5,208)	1,981,924
Current assets:
Cash and cash equivalents	2,722	17,851	7,768	—	28,341
Receivables and unbilled revenue	—	127,858	5,398	—	133,256
Receivables from affiliates	22,568	703	261	(23,532)	—
Other current assets	184	17,665	1,039	—	18,888
Total current assets	25,474	164,077	14,466	(23,532)	180,485
Other assets:
Regulatory assets	—	376,041	3,843	—	379,884
Investments in affiliates	693,766	—	—	(693,766)	—
Long-term affiliate notes receivable	24,677	—	—	(24,677)	—
Other assets	217	56,886	3,912	(204)	60,811
Total other assets	718,660	432,927	7,755	(718,647)	440,695
TOTAL ASSETS	$744,559	$2,433,724	$172,208	$(747,387)	$2,603,104
CAPITALIZATION AND LIABILITIES
Capitalization:
Common stockholders’ equity	$687,723	$620,892	$78,143	$(699,035)	$687,723
Affiliate long-term debt	—	—	24,677	(24,677)	—
Long-term debt, less current maturities	—	518,802	898	—	519,700
Total capitalization	687,723	1,139,694	103,718	(723,712)	1,207,423
Current liabilities:
Current maturities of long-term debt	—	35,606	409	—	36,015
Short-term borrowings	55,100	140,000	—	—	195,100
Payables to affiliates	—	1,257	22,275	(23,532)	—
Accounts payable	—	86,374	3,020	—	89,394
Accrued expenses and other liabilities	154	55,607	4,091	—	59,852
Total current liabilities	55,254	318,844	29,795	(23,532)	380,361
Unamortized investment tax credits	—	1,798	—	—	1,798
Deferred income taxes	1,582	325,619	2,448	(143)	329,506
Pension and postretirement benefits other than pensions	—	227,819	—	—	227,819
Regulatory liabilities and other	—	87,714	3,292	—	91,006
Advances for construction	—	182,298	522	—	182,820
Contributions in aid of construction	—	149,938	32,433	—	182,371
TOTAL CAPITALIZATION AND LIABILITIES	$744,559	$2,433,724	$172,208	$(747,387)	$2,603,104

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

CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATING STATEMENT OF INCOME
For the three months ended September 30, 2017
(In thousands)

	Parent Company	Cal Water	All Other Subsidiaries	Consolidating Adjustments	Consolidated
Operating revenue	$—	$199,002	$12,729	$—	$211,731
Operating expenses:
Operations:
Water production costs	—	73,061	2,200	—	75,261
Administrative and general	—	22,362	2,524	—	24,886
Other operations	—	18,979	2,356	(127)	21,208
Maintenance	—	5,729	328	—	6,057
Depreciation and amortization	21	18,115	1,117	(22)	19,231
Income tax (benefit) expense	(136)	16,190	1,028	266	17,348
Property and other taxes	—	5,680	864	—	6,544
Total operating (income) expenses	(115)	160,116	10,417	117	170,535
Net operating income	115	38,886	2,312	(117)	41,196
Other income and expenses:
Non-regulated revenue	505	3,218	450	(631)	3,542
Non-regulated expenses	—	(2,151)	(425)	—	(2,576)
Allowance for equity funds used during construction	—	1,105	—	—	1,105
Income tax expense on other income and expenses	(206)	(885)	(7)	257	(841)
Total other income	299	1,287	18	(374)	1,230
Interest:
Interest expense	313	8,951	525	(505)	9,284
Allowance for borrowed funds used during construction	—	(684)	(23)	—	(707)
Net interest expense	313	8,267	502	(505)	8,577
Equity earnings of subsidiaries	33,748	—	—	(33,748)	—
Net income	$33,849	$31,906	$1,828	$(33,734)	$33,849

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

CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATING STATEMENT OF INCOME
For the nine months ended September 30, 2017
(In thousands)

	Parent Company	Cal Water	All Other Subsidiaries	Consolidating Adjustments	Consolidated
Operating revenue	$—	$473,518	$31,381	$—	$504,899
Operating expenses:
Operations:
Water production costs	—	175,339	6,121	—	181,460
Administrative and general	—	65,985	7,946	—	73,931
Other operations	—	50,108	5,931	(379)	55,660
Maintenance	—	16,144	733	—	16,877
Depreciation and amortization	70	54,328	3,320	(68)	57,650
Income tax (benefit) expense	(362)	24,344	1,331	786	26,099
Property and other taxes	(4)	16,407	2,314	—	18,717
Total operating (income) expenses	(296)	402,655	27,696	339	430,394
Net operating income	296	70,863	3,685	(339)	74,505
Other income and expenses:
Non-regulated revenue	1,482	9,822	1,300	(1,861)	10,743
Non-regulated expenses	—	(5,326)	(918)	—	(6,244)
Allowance for equity funds used during construction	—	2,763	—	—	2,763
Income tax expense on other income and expenses	(604)	(2,958)	(143)	758	(2,947)
Net other income	878	4,301	239	(1,103)	4,315
Interest:
Interest expense	823	26,216	1,516	(1,482)	27,073
Allowance for borrowed funds used during construction	—	(1,702)	(63)	—	(1,765)
Net interest expense	823	24,514	1,453	(1,482)	25,308
Equity earnings of subsidiaries	53,161	—	—	(53,161)	—
Net income	$53,512	$50,650	$2,471	$(53,121)	$53,512

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

CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the nine months ended September 30, 2017
(In thousands)

	Parent Company	Cal Water	All Other Subsidiaries	Consolidating Adjustments	Consolidated
Operating activities:
Net income	$53,512	$50,650	$2,471	$(53,121)	$53,512
Adjustments to reconcile net income to net cash provided by operating activities:
Equity earnings of subsidiaries	(53,161)	—	—	53,161	—
Dividends received from affiliates	25,920	—	—	(25,920)	—
Depreciation and amortization	70	55,623	3,392	(69)	59,016
Changes in value of life insurance contracts	—	(1,871)	—	—	(1,871)
Allowance for equity funds used during construction	—	(2,763)	—	—	(2,763)
Changes in operating assets and liabilities	(38)	(40,941)	1,036	—	(39,943)
Other changes in noncurrent assets and liabilities	2,420	37,125	2,263	29	41,837
Net cash provided by operating activities	28,723	97,823	9,162	(25,920)	109,788
Investing activities:
Utility plant expenditures	(4)	(175,234)	(5,204)	—	(180,442)
Changes in affiliate advances	(334)	2,905	(287)	(2,284)	—
Issuance of affiliate short-term borrowings	(2,610)	—	—	2,610	—
Reduction of affiliates long-term debt	1,010	—	—	(1,010)	—
Life insurance proceeds	—	1,558	—	—	1,558
Purchase of life insurance contracts	—	(3,948)	—	—	(3,948)
Changes in restricted cash	—	(679)	—	—	(679)
Net cash used in investing activities	(1,938)	(175,398)	(5,491)	(684)	(183,511)
Financing Activities:
Short-term borrowings	—	185,000	—	—	185,000
Repayment of short-term borrowings	(2,000)	(85,000)	—	—	(87,000)
Changes in affiliate advances	—	718	(3,002)	2,284	—
Proceeds from affiliate short-term borrowings	—	—	2,610	(2,610)	—
Repayment of affiliates long-term borrowings	—	—	(1,010)	1,010	—
Repayment of long-term debt	—	(2,336)	(461)	—	(2,797)
Advances and contributions in aid of construction	—	14,900	64	—	14,964
Refunds of advances for construction	—	(6,311)	(5)	—	(6,316)
Repurchase of common stock	(1,359)	—	—	—	(1,359)
Dividends paid to non-affiliates	(25,920)	—	—	—	(25,920)
Dividends paid to affiliates	—	(24,760)	(1,160)	25,920	—
Net cash (used in) provided by financing activities	(29,279)	82,211	(2,964)	26,604	76,572
Change in cash and cash equivalents	(2,494)	4,636	707	—	2,849
Cash and cash equivalents at beginning of period	5,216	13,215	7,061	—	25,492
Cash and cash equivalents at end of period	$2,722	$17,851	$7,768	$—	$28,341

CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the nine months ended September 30, 2016
(In thousands)

	Parent Company	Cal Water	All Other Subsidiaries	Consolidating Adjustments	Consolidated
Operating activities:
Net income	$33,585	$30,564	$2,581	$(33,145)	$33,585
Adjustments to reconcile net income to net cash provided by operating activities:
Equity earnings of subsidiaries	(33,187)	—	—	33,187	—
Dividends received from affiliates	24,807	—	—	(24,807)	—
Depreciation and amortization	171	45,466	3,381	(72)	48,946
Changes in value of life insurance contracts	—	(915)	—	—	(915)
Changes in operating assets and liabilities	1,844	12,552	(6,623)	54	7,827
Other changes in noncurrent assets and liabilities	387	24,726	9,297	(24)	34,386
Net cash provided by operating activities	27,607	112,393	8,636	(24,807)	123,829
Investing activities:
Utility plant expenditures	—	(163,179)	(3,227)	—	(166,406)
Changes in affiliate advances	(957)	4,419	(319)	(3,143)	—
Reduction of affiliate short-term borrowings	2,000	42,100	—	(44,100)	—
Issuance of affiliate short-term borrowings	(4,615)	(20,600)	—	25,215	—
Reduction of affiliates long-term debt	829	—	—	(829)	—
Life insurance proceeds	—	495	—	—	495
Purchase of life insurance contracts	—	(2,710)	—	—	(2,710)
Changes in restricted cash	—	(685)	—	—	(685)
Net cash used in investing activities	(2,743)	(140,160)	(3,546)	(22,857)	(169,306)
Financing Activities:
Short-term borrowings	44,100	61,000	—	—	105,100
Repayment of short-term borrowings	(20,615)	(61,000)	—	—	(81,615)
Changes in affiliate advances	—	1,367	(4,510)	3,143	—
Proceeds from affiliate short-term borrowings	20,600	—	4,615	(25,215)	—
Repayment of affiliate short-term borrowings	(42,100)	—	(2,000)	44,100	—
Repayment of affiliates long-term borrowings	—	—	(829)	829	—
Proceeds from long-term debt, net of issuance costs	—	49,823	—	—	49,823
Repayment of long-term debt	—	(2,516)	(349)	—	(2,865)
Advances and contributions in aid for construction	—	18,096	90	—	18,186
Refunds of advances for construction	—	(5,172)	(22)	—	(5,194)
Repurchase of common stock	(637)	—	—	—	(637)
Dividends paid to non-affiliates	—	(24,173)	(634)	—	(24,807)
Dividends paid to affiliates	(24,807)	—	—	24,807	—
Net cash (used in) provided by financing activities	(23,459)	37,425	(3,639)	47,664	57,991
Change in cash and cash equivalents	1,405	9,658	1,451	—	12,514
Cash and cash equivalents at beginning of period	582	4,270	3,985	—	8,837
Cash and cash equivalents at end of period	$1,987	$13,928	$5,436	$—	$21,351

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

For the nine month period ended September 30, 2017, there were no changes in the methodology for computing critical accounting estimates, no additional accounting estimates met the standards for critical accounting policies, and there were no material changes to the important assumptions underlying the critical accounting estimates.

RESULTS OF THIRD QUARTER 2017 OPERATIONS
COMPARED TO THIRD QUARTER 2016 OPERATIONS
Dollar amounts in thousands unless otherwise stated

Overview

Net income for the three month period ended September 30, 2017, was $33.8 million or $0.70 per diluted common share compared to net income of $22.9 million or $0.48 per diluted common share for the three month period ended September 30, 2016, an increase of $10.9 million. The increase in net income was primarily the result of rate increases authorized in Cal Water's 2015 General Rate Case (GRC). Also increasing net income was an increase in unbilled revenue, increases resulting from the adoption of allowance for equity funds used during construction (equity AFUDC) in 2017, and a decrease in emergency drought incremental expenses over the same period last year. These factors were partially offset by increases in administrative and general, other operations, maintenance, depreciation and amortization, and interest expenses. The increase in accrued unbilled revenue resulted from higher water usage at the end of the quarter. This increase in accrued unbilled revenue is not included in the WRAM until it is billed. The WRAM account records changes in billed revenue. Accrued unbilled revenue is seasonal and the pattern of accrued unbilled revenue changes can fluctuate on a year-to-year basis.

Operating Revenue

Operating revenue increased $27.5 million, or 14.9%, to $211.7 million in the third quarter of 2017 as compared to the third quarter of 2016. The factors that impacted the operating revenue for the third quarter of 2017 as compared to the third quarter of 2016 are as follows:

Net change due to rate changes, usage, and other (1)	$20,703
MCBA Revenue (2)	865
Other balancing account revenue (3)	2,048
Deferral of revenue (4)	3,847
Net operating revenue increase	$27,463

1.
The net change due to rate changes, usage, and other in the above table was mainly driven by rate increases. There also was a $3.4 million increase in accrued unbilled revenue. The components of the rate increases are as follows:

General rate case	$10,900
Purchased water and pump tax offset increases	2,359
Ratebase offset increases	1,137
Total increase in rates	$14,396

2.
The MCBA revenue increase resulted from an increase in actual water production costs relative to adopted water production costs in the third quarter of 2017 as compared to the third quarter of 2016. The actual water production costs increased in 2017 as a result of an increase in customer consumption in the third quarter of 2017 as compared to the third quarter of 2016. As required by the MCBA mechanism, the increase in actual water production costs relative to adopted water production costs in California also increased operating revenue for the same amount.

3.
The other balancing account revenue consists of the pension, conservation and health care balancing account revenues. Pension and conservation balancing account revenues are the differences between actual expenses and adopted rate recovery. Health care balancing account revenue is 85% of the difference between actual health care expenses and adopted rate recovery. The increase in revenue was mainly due to an increase in actual health care, pension, and conservation expenses relative to adopted in the third quarter of 2017 as compared to the third quarter of 2016.

4.
The deferral of revenue consists of amounts that are expected to be collected from customers beyond 24 months following the end of the accounting period in which these revenues were recorded. The deferral decreased in the third quarter of 2017 as compared to the third quarter of 2016 due to a decrease in the balancing account revenue expected to be collected beyond 24 months.

Total Operating Expenses

Total operating expenses increased $16.3 million, or 10.6%, to $170.5 million in the third quarter of 2017, as compared to $154.2 million in the third quarter of 2016.

Water production costs consists of purchased water, purchased power, and pump taxes. It represents the largest component of total operating expenses, accounting for approximately 44.1% of total operating expenses in the third quarter of 2017, as compared to 45.5% of total operating expenses in the third quarter of 2016. Water production costs increased 7.3% as compared to the same period last year mainly due to a 5.5% increase in purchased water production and an average increase of 0.8% in wholesale supplier rates.

Sources of water as a percent of total water production are listed in the following table:

	Three Months Ended September 30
	2017	2016
Well production	48%	48%
Purchased	48%	48%
Surface	4%	4%
Total	100%	100%

The components of water production costs are shown in the table below:

	Three Months Ended September 30
	2017	2016	Change
Purchased water	$62,041	$58,075	$3,966
Purchased power	9,658	9,255	403
Pump taxes	3,562	2,845	717
Total	$75,261	$70,175	$5,086

Administrative and general and other operations expenses increased $2.7 million to $46.1 million in the third quarter of 2017, as compared to $43.4 million in the third quarter of 2016. The increase was mostly due to an increase in expenses of $3.2 million from the reversal of prior year deferred WRAM revenue and associated deferred expenses, increases in health care costs of $2.0 million, $1.1 million of costs previously capitalized, and uninsured loss expense of $0.3 million which were partially offset by the write-off of $3.2 million of capital costs in the third quarter of 2016 and a decrease in incremental drought expense of $0.9 million. Changes in employee pension and other postretirement benefit costs, and employee health care costs for regulated California operations do not affect net income, because the Company tracks these costs in balancing accounts for future recovery, which creates a corresponding change to operating revenue.  At September 30, 2017, there were 1,165 employees and at September 30, 2016, there were 1,157 employees.

Maintenance expense increased $0.5 million, or 9.2%, to $6.1 million in the third quarter of 2017, as compared to $5.5 million in the third quarter of 2016, mostly due to increases in transmission and distribution mains repairs.

Depreciation and amortization expense increased $3.3 million, or 21.1%, to $19.2 million in the third quarter of 2017, as compared to $15.9 million in the third quarter of 2016, due to 2016 capital additions.

Income taxes increased $4.1 million, or 31.0%, to $17.3 million in the third quarter of 2017, as compared to $13.2 million in the third quarter of 2016. The increase was mainly due to an increase in operating income in the third quarter of 2017 as compared to the third quarter of 2016.

Property and other taxes increased $0.6 million, or 9.9%, to $6.5 million in the third quarter of 2017, as compared to $6.0 million in the third quarter of 2016, mostly due to an increase in assessed property values in 2016 and increased local franchise taxes.

Other Income and Expenses

Net other income and expenses increased $0.7 million to $1.2 million in the third quarter of 2017, as compared to $0.5 million in the third quarter of 2016, principally due to the implementation of equity AFUDC in 2017.

Interest Expense

Net interest expense increased $0.9 million, or 11.2%, to $8.6 million in the third quarter of 2017, as compared to $7.7 million in the third quarter of 2016. The increase was due primarily to an increase in short-term financing for capital investments as well as increased short-term interest rates.

RESULTS OF THE NINE MONTHS ENDED SEPTEMBER 30, 2017 OPERATIONS
COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2016 OPERATIONS
Dollar amounts in thousands unless otherwise stated

Overview

Net income for the nine months ended September 30, 2017, was $53.5 million or $1.11 per diluted common share compared to a net income of $33.6 million or $0.70 per diluted common share for the nine months ended September 30, 2016, an increase of $19.9 million. The increase in net income was primarily the result of increased rates adopted in the recent California GRC and decreases in emergency drought incremental costs, and maintenance expenses, as well as increases resulting from the implementation of equity AFUDC in 2017 and unrealized gains on certain benefit plan investments. These factors were partially offset by increases in depreciation and amortization, interest, and employee wage expenses.

Operating Revenue

Operating revenue increased $46.5 million, or 10.1%, to $504.9 million in the first nine months of 2017 as compared to the first nine months of 2016. The factors that impacted the operating revenue for the first nine months of 2017 as compared to 2016 are as follows:

Net change due to rate changes, usage, and other (1)	$52,025
MCBA Revenue (2)	(4,757)
Other balancing account revenue (3)	(578)
Deferral of revenue (4)	(232)
Net operating revenue increase	$46,458

1.
The net change due to rate changes, usage, and other in the above table was mainly driven by rate increases. There also was a $2.7 million increase in accrued unbilled revenue. The components of the rate increases are as follows:

General rate case	$31,720
Purchased water and pump tax offset increases	10,015
Ratebase offset increases	2,193
Total increase in rates	$43,928

2.
The MCBA revenue decrease resulted from an increase in adopted water production costs relative to actual water production costs in the first nine months of 2017 as compared to the first nine months of 2016. The adopted water production costs increased in 2017 as a result of Cal Water's 2015 GRC. As required by the MCBA mechanism, the increase in adopted water production costs relative to actual water production costs in California also decreased operating revenue for the same amount.

3.
The other balancing account revenue consists of the pension, conservation and health care balancing account revenues. Pension and conservation balancing account revenues are the differences between actual expenses and adopted rate recovery. Health care balancing account revenue is 85% of the difference between actual health care expenses and adopted rate recovery. The decrease in revenue was mainly due to a decrease in actual health care and conservation expenses relative to adopted in the first nine months of 2017 as compared to the first nine months of 2016. This was partially offset by an increase in actual pension expenses relative to adopted in the first nine months of 2017 as compared to the first nine months of 2016.

4.
The deferral of revenue consists of amounts that are expected to be collected from customers beyond 24 months following the end of the accounting period in which these revenues were recorded. The deferral increased in the first nine months of 2017 as compared to the first nine months of 2016 due to an increase in the balancing account revenue expected to be collected beyond 24 months.

Total Operating Expenses

Total operating expenses increased $26.8 million, or 6.6%, to $430.4 million in the first nine months of 2017, as compared to $403.6 million in the first nine months of 2016.

Water production costs consists of purchased water, purchased power, and pump taxes. It represents the largest component of total operating expenses, accounting for approximately 42.2% of total operating expenses in the first nine months of 2017, as compared to 41.8% of total operating expenses in the first nine months of 2016. Water production costs increased 7.5% as compared to the same period last year mainly due to a blended 3.0% increase in purchased water wholesaler rates and an increase of 3.8% in purchased water production.

Sources of water as a percent of total water production are listed in the following table:

	Nine Months Ended September 30
	2017	2016
Well production	48%	48%
Purchased	48%	48%
Surface	4%	4%
Total	100%	100%

The components of water production costs are shown in the table below:

	Nine Months Ended September 30
	2017	2016	Change
Purchased water	$149,731	$139,514	$10,217
Purchased power	22,168	21,123	1,045
Pump taxes	9,561	8,196	1,365
Total	$181,460	$168,833	$12,627

Administrative and general and other operations expenses decreased $3.2 million, or 2.4%, to $129.6 million in the first nine months of 2017, as compared to $132.8 million in the first nine months of 2016. The decrease was due primarily to a decrease in California drought program incremental costs of $3.8 million, the write-off of $3.2 million of capital costs in the third quarter of 2016, decreases in health care benefit costs of $0.6 million and conservation program expenses of $0.9 million, and $0.4 million of insurance proceeds to recover 2016 wild fire damages in our southern California District, and a deferral of $0.4 million costs associated with the deferral of operating revenue. The decreases were partially offset by employee wage cost increase of $1.7 million, pension benefit cost increase of $1.1 million, $1.1 million of costs previously capitalized, a software maintenance and licensing cost increase of $1.0 million, and additional uninsured loss expenses of $0.8 million. Changes in employee pension and other postretirement benefit costs, water conservation program costs, and health care costs for regulated California operations do not affect net income, because the Company tracks these costs in balancing accounts for future recovery, which create corresponding changes to operating revenue.

Maintenance expense decreased $0.7 million, or 3.8%, to $16.9 million in the first nine months of 2017, as compared to $17.5 million in the first nine months of 2016, mostly due to decreases in transmission and distribution mains repair costs.

Depreciation and amortization expense increased $9.9 million, or 20.7%, to $57.7 million in the first nine months of 2017, as compared to $47.8 million in the first nine months of 2016, mostly due to 2016 utility plant additions.

Income taxes increased $6.9 million, or 36.0%, to $26.1 million in the first nine months of 2017, as compared to $19.2 million in the first nine months of 2016. The increase was due primarily to an increase to operating income in the first nine months of 2017 as compared to the first nine months of 2016, which was partially offset by a $0.5 million tax benefit associated with the settlement of equity awards in 2017.

Property and other taxes increased $1.3 million, or 7.3%, to $18.7 million during the first nine months of 2017, as compared to $17.4 million in the first nine months of 2016, due primarily to an increase in assessed property values in 2016 and increased local franchise taxes.

Other Income and Expenses

Net other income increased $2.9 million to $4.3 million in the first nine months of 2017, as compared to $1.4 million in the first nine months of 2016, due primarily to the implementation of allowance for equity funds used during construction in 2017 and a $1.0 million increase in unrealized gains on certain benefit plan investments.

Interest Expense

Net interest expense increased $2.7 million, or 11.8%, to $25.3 million in the first nine months of 2017, as compared to $22.6 million in the first nine months of 2016. The increase was due primarily to an increase in short-term financing for capital investments as well as increased short-term interest rates.

REGULATORY MATTERS

2017 California Regulatory Activity

California GRC filing

On December 15, 2016, the CPUC voted to approve Cal Water's 2015 GRC settlement agreement. The approved decision, which was proposed by the presiding Administrative Law Judge in November 2016, authorized Cal Water to increase gross revenue by approximately $45.0 million starting on January 1, 2017, up to $17.2 million in 2018, up to $16.3 million in

2019, and up to $30.0 million upon completion and approval of the Company’s advice letter projects. The 2018 and 2019 revenue increases are subject to the CPUC’s earnings test protocol.

The CPUC’s decision also authorized Cal Water to invest $658.8 million in water system improvements throughout California over the three-year period of 2016-2018 in order to continue to provide safe and reliable water to its customers. This figure includes $197.3 million of water system infrastructure improvements that will be subject to the CPUC’s advice letter procedure.

Cost of Capital Application

In April of 2017, Cal Water, along with three other water utilities, filed an application to adopt a new cost of capital and capital structure for 2018. Cal Water requested a return on equity of 10.75% and a 53.4% equity capital structure as well as a water cost of capital adjustment mechanism similar to that last adopted for the company. The California Office of Ratepayer Advocates and other parties submitted testimony and the CPUC held evidentiary hearings in September 2017. The schedule for the application anticipates a decision on the matter by the end of 2017.

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

California Drought Memorandum Account

The incremental costs tracked in the drought memorandum account for the nine month period ended September 30, 2017 were $0.2 million, of which less than $0.1 million was spent on capital. For the nine month period ended September 30, 2016, incremental costs were $4.6 million, of which $0.6 million was spent on capital. During the three months ended September 30, 2017, incremental costs were less than $0.1 million. During the three months ended September 30, 2016, incremental costs were $0.8 million, of which less than $0.1 million was spent on capital.

On December 15, 2016, the CPUC approved a resolution to allow Cal Water to begin recovering $2.9 million of incremental costs related to 2015 and 2014 through a surcharge which became effective on January 1, 2017.

In 2017, Cal Water expects to submit an advice letter to request recovery of 2016 and 2017 incremental drought expenses.

WRAM and MCBA filings

In March of 2017, Cal Water submitted an advice letter to true up the revenue over- and under-collections in the 2016 annual WRAMs/MCBAs of its regulated districts. A net under-collection of $25.8 million is being recovered from customers in the form of 12, 18, and greater-than-18-month surcharges/surcredits. The new rates became effective April 15, 2017.  This surcharge/surcredit in some cases is in addition to surcharges/surcredits authorized in prior years which have not yet expired.

Expense Offset filings

Expense offsets are dollar-for-dollar increases in revenue to match increased expenses, and therefore do not affect net operating income. In October of 2016, Cal Water submitted advice letters to offset increased purchased water and pump taxes in four of its regulated districts, totaling $1.9 million. The new rates became effective on January 1, 2017.

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

In July of 2017, Cal Water submitted an advice letter to offset increased purchased water and pump taxes in one of its regulated districts, totaling $0.2 million. The new rates became effective on August 1, 2017.

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

2017 Regulatory Activity—Other States

2016 Pukalani (Hawaii) GRC Filing

In December of 2016, Hawaii water filed a GRC for its Pukalani wastewater system requesting an additional $1.3 million in revenues on an annual basis. This revenue increase is proposed to be implemented over five years. The application requested recovery for increases in operating expenses since the previous rate case. Additionally, the application requested recovery of the balance of the cost of the wastewater treatment plant that was not approved to be included in customer rates in the previous rate case among other capital investments. On September 15, 2017, the Hawaii Public Utilities Commission issued a proposed decision authorizing a $0.8 million increase in revenues on an annual basis. Pursuant to a settlement agreement between Hawaii Water and the Consumer Advocate, the revenue increase will be phased-in over 4 years ($0.2 million per year). The first phase of the increase was effective on October 18, 2017.

LIQUIDITY

Cash flow from Operations

Cash flow from operations for the first nine months of 2017 was $109.8 million compared to $123.2 million for the same period in 2016. Cash generated by operations varies during the year due to customer billings, and timing of collections and contributions to our benefit plans.

During the first nine months of 2017, we made contributions of $22.2 million to our employee pension plan compared to contributions of $20.6 million made during the first nine months of 2016. During the first nine months of 2017, we made contributions of $2.3 million to the other postretirement benefit plans compared to contributions of $6.7 million during the first nine months of 2016. The total 2017 estimated cash contribution to the pension plans is $29.8 million and to the other postretirement benefit plans is $9.0 million.

Cal Water customer drought surcharges were discontinued on July 29, 2016. As such there were no drought surcharge billings during the first nine months of 2017 as compared to $26.1 million in the first nine months of 2016.

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

Investing Activities

During the first nine months of 2017 and 2016, we used $180.4 million and $166.4 million, respectively, of cash for company-funded and developer-funded utility plant expenditures. The 2017 budget estimates utility plant expenditures to be between $200.0 and $220.0 million. Annual expenditures fluctuate each year due to the availability of construction resources and our ability to obtain construction permits in a timely manner.

Financing Activities

Net cash provided by financing activities was $76.6 million during the first nine months of 2017 compared to $58.0 million for the same period in 2016.

During the first nine months of 2017 and 2016, we borrowed $185.0 million and $105.1 million, respectively, on our unsecured revolving credit facilities. Repayments of unsecured revolving credit facilities borrowings during the first nine months of 2017 were $87.0 million and $81.6 million for the same period in 2016.

The undercollected net WRAM and MCBA receivable balances were $61.6 million and $30.5 million as of September 30, 2017 and September 30, 2016, respectively. The undercollected balances were primarily financed by Cal Water using short-term and long-term financing arrangements to meet operational cash requirements. Interest on the undercollected balances, the interest recoverable from ratepayers, is limited to the current 90-day commercial paper rates which is significantly lower than Cal Water’s short and long-term financing rates.

Short-term and Long-Term Financing

During the first nine months of 2017, we utilized cash generated from operations and borrowings on the unsecured revolving credit facilities to fund operations and capital investments. We did not sell Company common stock during the first nine months of 2017 and 2016. In future periods, management anticipates funding our utility plant needs through a relatively balanced approach between long term debt and equity.

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

As of September 30, 2017, there were short-term borrowings of $195.1 million outstanding on the unsecured revolving credit facilities compared to $57.1 million as of September 30, 2016. The increase in short-term borrowings during the first nine months of 2017 was mostly to fund general operations and capital investment.

Given our ability to access our lines of credit on a daily basis, cash balances are managed to levels required for daily cash needs and excess cash is invested in short-term or cash equivalent instruments. Minimal operating levels of cash are maintained for Washington Water, New Mexico Water, and Hawaii Water.

Both short-term credit agreements contain affirmative and negative covenants and events of default customary for credit facilities of this type including, among other things, limitations and prohibitions relating to additional indebtedness, liens, mergers, and asset sales. Also, these unsecured credit agreements contain financial covenants governing the Company and its subsidiaries’ consolidated total capitalization ratio not to exceed 66.7% and an interest coverage ratio of three or more.  As of September 30, 2017, we are in compliance with all of the covenant requirements and are eligible to use the full amount of our credit facilities.

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

Bond principal and other long-term debt payments were $2.8 million during the first nine months of 2017 and $2.9 million during the first nine months of 2016.  In addition, Cal Water has $20.0 million of First Mortgage Bonds maturing during the fourth quarter of 2017.

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

Dividends

During the first nine months of 2017, our quarterly common stock dividend payments were $0.1800 per share compared to $0.1725 during the first nine months of 2016. For the full year 2016, the payout ratio was 68% of net income. On a long-term basis, our goal is to achieve a dividend payout ratio of 60% of net income accomplished through future earnings growth.

At the October 25, 2017 meeting, the Board declared the fourth quarter dividend of $0.1800 per share payable on November 17, 2017, to stockholders of record on November 6, 2017. This was our 291st consecutive quarterly dividend.

2017 Financing Plan

We intend to fund our utility plant needs in future periods through a relatively balanced approach between long-term debt and equity. The Company and Cal Water have a syndicated unsecured revolving line of credit of $150.0 million and $300.0 million, respectively, for short-term borrowings. As of September 30, 2017, the Company’s and Cal Water’s availability on these unsecured revolving lines of credit was $94.9 million and $160.0 million, respectively.

Book Value and Stockholders of Record

Book value per common share was $14.32 at September 30, 2017 compared to $13.75 at December 31, 2016. There were approximately 1,928 stockholders of record for our common stock as of August 7, 2017.

Utility Plant Expenditures

During the first nine months of 2017, utility plant expenditures totaled $180.4 million for company-funded and developer-funded projects. The 2017 budget estimates company-funded utility plant expenditures to be between $200.0 and $220.0 million. The actual amount may vary from the budget number due to timing of actual payments related to current year and prior year projects. We do not control third-party-funded utility plant expenditures and therefore are unable to estimate the amount of such projects for 2017.

As of September 30, 2017, construction work in progress was $195.3 million compared to $164.1 million as of September 30, 2016. Work in progress includes projects that are under construction but not yet complete and placed in service.

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

Historically, approximately 49% of our annual water supply is pumped from wells. State groundwater management agencies operate differently in each state. Some of our wells extract ground water from water basins under state ordinances. These are adjudicated groundwater basins, in which a court has settled the dispute between landowners or other parties over how much annual groundwater can be extracted by each party. All of our adjudicated groundwater basins are located in the State of California. Our annual groundwater extraction from adjudicated groundwater basins approximates 6.8 billion gallons or 15% of our total annual water supply pumped from wells. Historically, we have extracted less than 100% of our annual adjudicated groundwater rights and have the right to carry forward up to 20% of the unused amount to the next annual period. All of our remaining wells extract ground water from managed or unmanaged water basins. There are no set limits for the ground water extracted from these water basins; however, the state or local water management agencies have the authority to regulate the groundwater extraction quantity whenever there are unforeseen large decreases to water basin levels. Our annual groundwater extraction from managed groundwater basins approximates 28.1 billion gallons or 59% of our total annual water supply pumped from wells. Our annual groundwater extraction from unmanaged groundwater basins approximates 12.2 billion gallons or 26% of our total annual water supply pumped from wells. Most of the managed groundwater basins we extract water from have groundwater recharge facilities. We are required to pay well pump taxes to financially support these groundwater recharge facilities. Our well pump taxes were $9.6 million and $8.2 million for the nine months ended September 30, 2017 and 2016, respectively. Well pump taxes were $3.6 million and $2.8 million for the three months ended September 30, 2017 and 2016, respectively. In 2014, the State of California enacted the Sustainable Groundwater Management Act of 2014. The law and its implementing regulations will require most basins to select a sustainability agency by 2017, develop a sustainability plan by 2022, and show progress toward sustainability by 2027. We expect that in the future, groundwater will be produced mainly from managed and adjudicated basins.

California’s normal weather pattern yields little precipitation between mid-spring and mid-fall. The Washington Water service areas receive precipitation in all seasons, with the heaviest amounts during the winter. New Mexico Water’s rainfall is heaviest in the summer monsoon season. Hawaii Water receives precipitation throughout the year, with the largest amounts in the winter months. Water usage in all service areas is highest during the warm and dry summers and declines in the cool winter months. Rain and snow during the winter months replenish underground water aquifers and fill reservoirs, providing the water supply for subsequent delivery to customers. As of September 30, 2017, the State of California snowpack water content and rainfall accumulation during the 2016 - 2017 water year was 189% of normal (per the California Department of Water Resources, Northern Sierra Precipitation Accumulation report). In January of 2014, California's Governor Brown proclaimed a drought emergency and directed State officials to take all necessary actions to make water immediately available. On April 7, 2017, the Governor declared an end to the drought emergency in 54 of California’s 58 counties. Two of Cal Water's districts remain under a declared drought; these were areas where groundwater was impacted by five years of drought conditions. Management believes that supply pumped from underground aquifers and purchased from wholesale suppliers will be adequate to meet customer demand during 2017 and beyond. Long-term water supply plans are developed for each of our districts to help assure an adequate water supply under various operating and supply conditions. Some districts have unique challenges in meeting water quality standards, but management believes that supplies will meet current standards using current treatment processes.

CONTRACTUAL OBLIGATIONS

During the nine months ended September 30, 2017, there were no material changes in contractual obligations outside the normal course of business.

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

Our management, with the participation of our CEO and our CFO, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2017. Based on that evaluation, we concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

(b) Changes to Internal Control over Financial Reporting

There was no change in our internal controls over financial reporting that occurred during the quarter ended September 30, 2017, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

CALIFORNIA WATER SERVICE GROUP
Registrant

October 26, 2017	By:	/s/ Thomas F. Smegal III
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