Form 10-K
period 2017-12-31
CALIFORNIA WATER SERVICE GROUP
filed 2018-03-01
CIK 1035201

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 of Section 15(d) of the Act. Yes ☐    No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232,405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company or emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant was $1,767 million on June 30, 2017, the last business day of the registrant's most recently completed second fiscal quarter. The valuation is based on the closing price of the registrant's common stock as traded on the New York Stock Exchange.
The Common stock outstanding at February 12, 2018 was 48,011,346 shares.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement for the California Water Service Group 2017 Annual Meeting are incorporated by reference into Part III hereof.

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
Factors which may cause actual results to be different than those expected or anticipated include, but are not limited to:

•	governmental and regulatory commissions' decisions, including decisions on proper disposition of property;

•	consequences of eminent domain actions relating to our water systems;

•	changes in regulatory commissions' policies and procedures;

•	the timeliness of regulatory commissions' actions concerning rate relief;

•	inability to renew leases to operate city water systems on beneficial terms;

•	changes in California State Water Resources Control Board water quality standards;

•	changes in environmental compliance and water quality requirements;

•	electric power interruptions;

•	housing and customer growth index;

•	the impact of opposition to rate increases;

•	our ability to recover costs;

•	availability of water supplies;

•	issues with the implementation, maintenance or security of our information technology systems;

•	civil disturbances or terrorist threats or acts, or apprehension about the possible future occurrences of acts of this type;

•	labor relations matters as we negotiate with the unions;

•	restrictive covenants in or changes to the credit ratings on current or future debt that could increase financing costs or affect the ability to borrow, make payments on debt, or pay dividends;

•	changes in customer water use patterns and the effects of conservation;

•	the impact of weather, climate, natural disasters, and diseases on water quality, water availability, water sales and operating results;

•	the risks set forth in "Risk Factors" included elsewhere in this annual report.
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
During the year ended December 31, 2017, there were no significant changes in the kind of products produced or services rendered by our operating subsidiaries, or in the markets or methods of distribution.
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
Regulated Business
California water operations are conducted by the Cal Water and CWS Utility Services entities, which provide service to approximately 484,900 customer connections in approximately 100 California communities through 20 separate districts, which are subject to regulation by the California Public Utilities Commission (CPUC). Cal Water operates two leased water systems, the City of Hawthorne and the City of Commerce, which are governed through their respective city councils and are outside of the CPUC's jurisdiction. California water operations accounted for approximately 94.3% of our total customer connections and approximately 93.9% of our total consolidated operating revenue.
Hawaii Water provides service to approximately 4,500 water and wastewater customer connections on the islands of Maui and Hawaii, including several large resorts and condominium complexes. Hawaii Water's regulated customer connections are subject to the jurisdiction of the Hawaii Public Utilities Commission (HPUC). Hawaii Water accounts for 0.9% of our total customer connections and approximately 3.6% of our total consolidated operating revenue.
Washington Water provides domestic water service to approximately 16,800 customer connections in the Tacoma and Olympia areas. Washington Water's utility operations are regulated by the Washington Utilities and Transportation Commission. Washington Water accounts for approximately 3.3% of our total customer connections and approximately 1.8% of our total consolidated operating revenue.
New Mexico Water provides service to approximately 8,100 water and wastewater customer connections in the Belen, Los Lunas and Elephant Butte areas in New Mexico. New Mexico's regulated operations are subject to the jurisdiction of the New Mexico Public Regulation Commission. New Mexico Water accounts for approximately 1.6% of our total customer connections and 0.7% of our total consolidated operating revenue.
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
We operate the City of Hawthorne and the City of Commerce water systems under lease agreements. In accordance with the lease agreements, we receive all revenues from operating the systems and are responsible for paying the operating costs. The City of Hawthorne and the City of Commerce lease revenues are governed through their respective city councils and are considered non-regulated because they are outside of the CPUC's jurisdiction. We report revenue and expenses for the City of Hawthorne and City of Commerce leases in operating revenue and operating expenses because we are entitled to retain all customer billings and are responsible for all operating expenses. These leases are considered "nontariffed products and services" (NTPS) by the CPUC and require a 10% revenue sharing with regulated customers.
In October 2011, an agreement was negotiated with the City of Hawthorne to lease and operate its water system. The system, which is located near the Hermosa Redondo district, serves about half of Hawthorne's population. The capital lease agreement required an up-front $8.1 million lease deposit to the city that is being amortized over the lease term. Additionally, annual lease payments will be adjusted based on changes in rates charged to customers. Under the lease we are responsible for all aspects of system operation and capital improvements, although title to the system and system improvements reside with the city. Capital improvements are recorded as depreciable plant and equipment and depreciated per the asset lives set forth in the agreement. In exchange, we receive all revenue from the water system, which was $10.0 million, $8.5 million and $8.0 million in 2017, 2016, and 2015, respectively. At the end of the lease, the city is required to reimburse us for the unamortized value of capital improvements made during the term of the lease. The City of Hawthorne capital lease is a 15-year lease and expires in 2026.
In July 2003, an agreement was negotiated with the City of Commerce to lease and operate its water system. The lease was a 15-year lease and expires in June 2018. In 2017, we bid to provide services after June 2018 and we expect the City of Commerce to release the results of the bidding process in 2018. Under the current agreement, the operating lease requires us to pay $0.8 million per year in monthly installments and $200 per acre-foot for water usage exceeding 2,000 acre-feet per year, plus a percentage of certain operational savings that may be realized. Under the lease agreement, we are responsible for all aspects of the system's operations. The city is responsible for capital expenditures, and title to the system and system improvements resides with the city. We bear the risks of operation and collection of amounts billed to customers. The agreement allows Cal Water to request a rate change in order to recover costs. In exchange, we receive all revenue from the water system, which was $3.4 million, $2.5 million, and $2.0 million in 2017, 2016, and 2015, respectively.
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
Non-regulated revenue and expenses consist primarily of the operation of water systems that are owned by other entities under lease agreements, leasing of communication antenna sites on our properties, billing of optional third-party insurance programs to our residential customers, and unrealized gains or losses on benefit plan investments.
Effective June 30, 2011, the CPUC adopted new rules related to the provision of non-regulated services using utility assets and employees. As a result, nearly all California non-regulated activities are now considered NTPS. The prescribed accounting for these NTPS is incremental cost allocation plus revenue sharing with regulated customers. Non-regulated services determined to be "active activities" require a 10% revenue sharing, and "passive activities" require a 30% revenue sharing. The amount of non-regulated revenues subject to revenue sharing is the total billed revenues less any authorized pass-through costs. Some examples of CPUC authorized pass-through costs are purchased water, purchased power, and pump taxes. All of our non-regulated services, except for leasing communication antenna sites on our properties and unrealized gains or losses on benefit investments, are "active activities" subject to a 10% revenue sharing. Leasing communication antenna sites on our properties are "passive activities" subject to a 30% revenue sharing. Cal Water's annual revenue sharing with regulated customers was $2.2 million, $2.1 million, and $2.2 million in 2017, 2016, and 2015, respectively.
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

(rounded to the nearest hundred)	2017	2016
SAN FRANCISCO BAY AREA/NORTH COAST
Bay Area Region (serving South San Francisco, Colma, Broadmoor, San Mateo, San Carlos, Lucerne, Duncans Mills, Guerneville, Dillon Beach, Noel Heights and portions of Santa Rosa)	55,700	55,500
Bear Gulch (serving portions of Menlo Park, Atherton, Woodside and Portola Valley)	18,900	18,900
Los Altos (including portions of Cupertino, Los Altos Hills, Mountain View and Sunnyvale)	19,000	18,900
Livermore	18,800	18,600
	112,400	111,900
SACRAMENTO VALLEY
Chico (including Hamilton City)	29,700	29,400
Oroville	3,600	3,600
Marysville	3,800	3,800
Dixon	2,900	2,900
Willows	2,400	2,400
	42,400	42,100
SALINAS VALLEY
Monterey Region (including Salinas and King City)	31,300	31,100
	31,300	31,100
SAN JOAQUIN VALLEY
Bakersfield	71,600	71,100
Stockton	44,000	43,800
Visalia	44,700	44,000
Selma	6,400	6,400
Kern River Valley	4,000	3,900
	170,700	169,200

(rounded to the nearest hundred)	2017	2016
LOS ANGELES AREA
East Los Angeles	26,800	26,800
Hermosa Redondo (serving Hermosa Beach, Redondo Beach and a portion of Torrance)	26,900	26,900
Dominguez (Carson and portions of Compton, Harbor City, Long Beach, Los Angeles and Torrance)	34,100	34,100
Los Angeles County Region (including Palos Verdes Estates, Rancho Palos Verdes, Rolling Hills Estates, Rolling Hills, Fremont Valley, Lake Hughes, Lancaster and Leona Valley)	25,600	25,600
Westlake (a portion of Thousand Oaks)	7,100	7,100
Hawthorne and Commerce (leased municipal systems)	7,600	7,600
	128,100	128,100
CALIFORNIA TOTAL	484,900	482,400
HAWAII	4,500	4,400
NEW MEXICO	8,100	8,000
WASHINGTON	16,800	16,700
COMPANY TOTAL	514,300	511,500
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
The CPUC follows a rate case plan, which requires Cal Water to file a GRC for each of its regulated operating districts every three years. In a GRC proceeding, the CPUC not only considers the utility's rate setting requests, but may also consider other issues that affect the utility's rates and operations. The CPUC is generally required to issue its GRC decision prior to the first day of the test year or authorize interim rates. In accordance with the rate case plan, Cal Water will file its next GRC application in July of 2018.
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
In pursuit of the CPUC's water conservation goals, the CPUC decoupled Cal Water's revenue requirement from customer consumption levels in 2008 by authorizing a Water Revenue Adjustment Mechanism (WRAM) and Modified Cost Balancing Account (MCBA) for each district. The WRAM and MCBA ensure that Cal Water recovers revenues authorized by the CPUC regardless of customer consumption. This removes the historical disincentive against promoting lower water usage among customers. Through an annual advice letter filing, Cal Water recovers any under-collected metered revenue amounts authorized, or refunds over-collected quantity revenues, via surcharges and surcredits. The advice letters are filed between February and April of each year and address the net WRAM and MCBA balances recorded for the previous calendar year. The majority of WRAM and MCBA balances are collected or refunded through surcharges/surcredits over 12 and 18 months. The WRAM and MCBA amounts are cumulative, so if they are not amortized in a given calendar year, the balance is carried forward and included with the following year balance. Cal Water has a Sales Reconciliation Mechanism (SRM) in place for the second and third years of a GRC that allow the company to adjust its adopted sales forecast if actual sales vary from adopted sales by more than 5.0% in the prior year. The SRM moderates the growth of the net WRAM and MCBA balance.
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
On February 6, 2018, the CPUC issued the proposed decision of the assigned administrative law judge. The proposed decision would lower Cal Water’s authorized return on equity from 9.43% to 8.22%. If the proposed decision were adopted without changes, Cal Water would be required to reduce its rates collected from California customers by approximately $13.0 million, which will reduce Cal Water's 2018 net income and net cash provided by operating activities. A proposed decision must be approved by the full Commission to go into effect. The Commission could modify or reject the proposed decision and will first consider the matter at its meeting on March 22, 2018.
Escalation increase requests
As a part of the decision on the 2015 GRC, Cal Water was authorized to request annual escalation rate increases for 2018 for those districts that passed the earnings test. In November of 2017, Cal Water requested escalation rate increases in all of its regulated districts. The annual adopted gross revenue associated with the November 2017 filing was $15.9 million. The new rates became effective on January 1, 2018.
Expense offset requests
Expense offsets are dollar-for-dollar increases in revenue to match increased expenses, and therefore do not affect net operating income. In October of 2016, Cal Water submitted advice letters to offset increases in purchased water costs and pump taxes in four of its regulated districts, totaling $1.9 million. The new rates became effective on January 1, 2017.
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
In October of 2017, Cal Water submitted advice letters to request offsets for increases in purchased water costs and pump taxes in five of its regulated districts totaling $2.2 million. The new rates became effective on January 1, 2018.
Rate base offset requests
For construction projects authorized in GRCs as advice letter projects, Cal Water is allowed to request rate base offsets to increase revenues after the project goes into service. In November of 2016, Cal Water submitted an advice letter to recover $2.6 million of annual revenue increase for rate base offsets in five of its regulated districts. The new rates became effective on January 1, 2017.

In April of 2017, Cal Water submitted advice letters to recover $0.9 million of annual revenue increase for rate base offsets in two of its regulated districts. The new rates became effective on April 15, 2017.
In May of 2017, Cal Water submitted an advice letter to recover $0.4 million of annual revenue increase for a rate base offset in one of its regulated districts. The new rates became effective on July 1, 2017.
In November of 2017, Cal Water submitted an advice letter to recover $1.4 million of annual revenue increase for a rate base offset in one of its regulated districts. The new rates became effective on January 1, 2018.
WRAM/MCBA filings
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
Drought Memorandum Account
The incremental costs tracked in the drought memorandum account for the twelve month period ended December 31, 2017 were $0.2 million, of which less than $0.1 million was spent on capital. For the twelve month period ended December 31, 2016, incremental costs were $5.0 million, of which $0.7 million was spent on capital.
On December 15, 2016, the CPUC approved a resolution to allow Cal Water to begin recovering $2.9 million of incremental costs related to 2015 and 2014 through a surcharge which became effective on January 1, 2017.
In 2018, Cal Water expects to submit an advice letter to request recovery of 2016 and 2017 incremental drought expenses.
1,2,3 Trichloropropane (TCP) Memorandum Account
Established in December 2009, the TCP memorandum account tracks the costs incurred and proceeds received and applied with respect to litigation against manufacturers and distributors referred to as potentially responsible parties (PRPs) that manufactured and distributed products that contained TCP in California. Cal Water incurred incremental internal and external costs to support its litigation effort. The TCP memorandum account also tracks litigation awards and settlement proceeds. Finally, the TCP memorandum account will track the application of funds received towards remediation costs, including TCP water treatment expenses and the costs of investments in replacement and treatment property.
On December 20, 2017, Cal Water entered into an $85.0 million settlement agreement and release of claims with the PRPs, in California Water Service Company and City of Bakersfield v. The Dow Chemical Company, et al., Civil Case No. CIV-470999 (TCP Action). The TCP Action seeks damages and other relief related to the PRPs’ alleged contamination of drinking water supply and water wells with the chemical TCP.
The proceeds from the settlement, after payment of the legal fees, was $56.0 million and will be used to reimburse a portion of the capital costs associated with Cal Water’s remediation efforts related to such alleged TCP contamination. Under the terms of the Agreement, the PRPs are released from all claims regarding 47 of the 57 total claimed wells, and Cal Water agrees to file a dismissal with prejudice of the TCP Action. The PRPs are also released from future claims regarding TCP contamination of any other wells, unless and until Cal Water has installed granular activated carbon filtration systems or other then-approved Sate treatment technology for TCP on, or replaced, 36 wells due to TCP contamination.
2018 Tax Accounting Memorandum Account (TAMA)
On December 22, 2017, the CPUC sent a letter to All Class A and B Water and Sewer Utilities on the subject of “Changes in Federal Tax Rates for 2018.” The CPUC required Cal Water to establish a memo account to track the impact of the Tax Cuts and Jobs Act (TCJA) has on Cal Water. The TAMA will track the revenue requirement impact of the TCJA not otherwise reflected in rates from January 1, 2018 until the effective date of the revenue requirement changes adopted in Cal Water's next GRC. The Hawaii Water, Washington Water, and New Mexico Water Commissions have similar requirements to track the impact of the changes to the federal tax law.
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

Phase 1 Sites Reservoir Memorandum Account (PHASE 1 SITES MA)
In July of 2017, Cal Water submitted an advice letter that established the PHASE 1 SITES MA, which gives Cal Water the opportunity to recover costs associated with participation in phase 1 of the proposed Sites Reservoir project, an off-stream project located on the west side of the Sacramento Valley. The PHASE 1 SITES MA will track amounts paid to the Sites Reservoir Authority for Phase 1 and is capped at $1.0 million.
Travis Air Force Base
On September 29, 2016, Cal Water entered into a 50-year agreement with the U.S. Department of Defense to acquire the water distribution assets of, and to provide water utility service to, the Travis Air Force Base beginning in 2018. On May 31, 2017, Cal Water submitted an application to the CPUC seeking approval to provide water service to the base and to establish rates for its service.
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
Regulatory Activity - Other States
2016 Pukalani (Hawaii Water) GRC Filing
In December of 2016, Hawaii water filed a GRC for its Pukalani wastewater system requesting an additional $1.3 million in revenues on an annual basis. The application requested recovery for increases in operating expenses since the previous rate case as well as recovery of the balance of the cost of the wastewater treatment plant that was not approved to be included in customer rates in the previous rate case among other capital investments. On September 15, 2017, the HPUC issued a proposed decision authorizing an $0.8 million increase in revenues on an annual basis. Pursuant to a settlement agreement between Hawaii Water and the Consumer Advocate, the revenue increase will be phased-in over 4 years ($0.2 million per year). The first phase of the increase was effective on October 18, 2017.
2017 Waikoloa (Hawaii Water) GRC Filings
In December of 2017, Hawaii Water filed GRC applications requesting an additional $3.8 million in revenues on an annual basis for its Waikoloa Village and Resort Systems with the HPUC. The GRCs seek recovery of capital investments in the Waikoloa Village and Waikoloa Resort Systems as well as increases in operating expenses since the previous rate case. If approved, the Company anticipates rates would become effective in the fourth quarter of 2018.
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
Historically, approximately 46.5% of our annual water supply is pumped from wells. State groundwater management agencies operate differently in each state. Some of our wells extract ground water from water basins under state ordinances. These are adjudicated groundwater basins, in which a court has settled the dispute between landowners or other parties over how much annual groundwater can be extracted by each party. All of our adjudicated groundwater basins are located in the State of California. Our annual groundwater extraction from adjudicated groundwater basins approximates 6.8 billion gallons or 14.4% of our total annual water supply pumped from wells. Historically, we have extracted less than 100% of our annual adjudicated groundwater rights and have the right to carry forward up to 20% of the unused amount to the next annual period. All of our remaining wells extract ground water from managed or unmanaged water basins. There are no set limits for the ground water extracted from these water basins. Our annual groundwater extraction from managed groundwater basins approximates 28.0 billion gallons or 58.9% of our total annual water supply pumped from wells. Our annual groundwater extraction from unmanaged groundwater basins approximates 12.7 billion gallons or 26.7% of our total annual water supply pumped from wells. Most of the managed groundwater basins we extract water from have groundwater recharge facilities. We are required to pay well pump taxes to financially support these groundwater recharge facilities. Our well pump taxes for the 12 months ending December 31, 2017, 2016, and 2015 were $13.9 million, $11.3 million, and $11.5 million, respectively. In 2014, the State of California enacted the Sustainable Groundwater Management Act of 2014. The law and its implementing regulations will require most basins to select a sustainability agency by

2017, develop a sustainability plan by 2022, and show progress toward sustainability by 2027. We expect that in the future, groundwater will be produced mainly from managed and adjudicated basins.
California's normal weather pattern yields little precipitation between mid-spring and mid-fall. The Washington Water service areas receive precipitation in all seasons, with the heaviest amounts during the winter. New Mexico Water's rainfall is heaviest in the summer monsoon season. Hawaii Water receives precipitation throughout the year, with the largest amounts in the winter months. Water usage in all service areas is highest during the warm and dry summers and declines in the cool winter months. Rain and snow during the winter months in California replenish underground water aquifers and fill reservoirs, providing the water supply for subsequent delivery to customers. As of December 31, 2017, the State of California snowpack water content during the 2017-2018 water year is 67% of long-term averages (per the California Department of Water Resources, Northern Sierra Precipitation Accumulation report). The northern Sierra region is the most important for the state’s urban water supplies. The central and southern portions of the Sierras also have recorded 26% and 31%, respectively, of long-term averages. In January of 2014, California's Governor Brown proclaimed a drought emergency and directed State officials to take all necessary actions to make water immediately available. On April 7, 2017, the Governor declared an end to the drought emergency in 54 of California’s 58 counties. Two of Cal Water's districts remain under a declared drought; these were areas where groundwater was impacted by five years of drought conditions. Management believes that supply pumped from underground aquifers and purchased from wholesale suppliers will be adequate to meet customer demand during 2018 and beyond. Long-term water supply plans are developed for each of our districts to help assure an adequate water supply under various operating and supply conditions. Some districts have unique challenges in meeting water quality standards, but management believes that supplies will meet current standards using current treatment processes.
The following table shows the estimated quantity of water purchased and the percentage of purchased water to total water production in each California operating district that purchased water in 2017. Other than noted below, all other districts receive 100% of their water supply from wells.

District	Water Purchased (MG)	Percentage of Total Water Production	Source of Purchased Supply
SAN FRANCISCO BAY AREA/NORTH COAST
Bay Area Region*	6,731	100%	San Francisco Public Utilities Commission and Yolo County Flood Control & Water Conservation District
Bear Gulch	3,355	90%	San Francisco Public Utilities Commission
Los Altos	2,414	64%	Santa Clara Valley Water District
Livermore	2,031	77%	Alameda County Flood Control and Water Conservation District, Zone 7
SACRAMENTO VALLEY
Oroville	630	82%	Pacific Gas and Electric Co. and County of Butte
SAN JOAQUIN VALLEY
Bakersfield	9,937	49%	Kern County Water Agency and City of Bakersfield
Stockton	6,623	87%	Stockton East Water District
LOS ANGELES AREA
East Los Angeles	1,458	32%	Central Basin Municipal Water District
Dominguez	9,670	85%	West Basin Municipal Water District and City of Torrance
City of Commerce	134	20%	Central Basin Municipal Water District
Hawthorne	874	67%	West Basin Municipal Water District
Hermosa Redondo	3,138	90%	West Basin Municipal Water District
Los Angeles County Region**	5,791	97%	West Basin Municipal Water District and Antelope Valley-East Kern Water Agency
Westlake	2,384	100%	Calleguas Municipal Water District and Oak Park Water Service
Kern River Valley	44	17%	City of Bakersfield
_______________________________________________________________________________

MG = million gallons
* Bay Area Region includes Bayshore and Redwood Valley
** Los Angeles County Region includes Palos Verdes and Antelope Valley
The Bear Gulch district obtains a portion of its water supply from surface runoff from the local watershed. The Oroville district in the Sacramento Valley, the Bakersfield district in the San Joaquin Valley, and the Kern River Valley district in the Los Angeles Area purchase water from a surface supply. Surface sources are processed through our water treatment plants before being delivered to the distribution system. The Bakersfield district also purchases treated water as a component of its water supply.
The Chico, Marysville, Dixon, and Willows districts in the Sacramento Valley, the Monterey Region district in the Salinas Valley, and the Selma and Visalia districts in the San Joaquin Valley obtain their entire supply from wells.
Purchases for the Los Altos, Livermore, Oroville, Redwood Valley, Stockton, and Bakersfield districts are pursuant to long-term contracts expiring on various dates after 2017. The water supplies purchased for the Dominguez, East Los Angeles, Hermosa Redondo, Palos Verdes, and Westlake districts as well as the Hawthorne and Commerce systems are provided by public agencies pursuant to a statutory obligation of continued non-preferential service to purveyors within the agencies' boundaries. Purchases for the Bayshore and Bear Gulch districts are in accordance with long-term contracts with the San Francisco Public Utilities Commission (SFPUC) until June 30, 2034.
Management anticipates water supply contracts will be renewed as they expire though the price of wholesale water purchases is subject to pricing changes imposed by the various wholesalers.
Shown below are wholesaler price rates and increases that became effective in 2017 and estimated wholesaler price rates and percent changes for 2018. In 2017, several districts experienced purchased water rate increases, resulting in the filing of several purchased water offsets.

		2017			2018
	Effective Month		Percent Change	Effective Month		Percent Change
District		Unit Cost			Unit Cost
Antelope	January	$521.00 /af	7.4%	January	$560.00 /af	7.5%
Bakersfield(1)	July	$165.00 /af	0.6%	July	$165.00 /af	—
Bear Gulch	July	$4.10 /ccf	—	July	$4.10 /ccf	—
Commerce(2)	July	$1,092.00 /af	5.8%	January	$1,128.00 /af	3.3%
Dominguez(2)	July	$1,332.00 /af	3.8%	January	$1,354.00 /af	1.7%
East Los Angeles(2)	July	$1,092.00 /af	5.8%	January	$1,128.00 /af	3.3%
Hawthorne(2)	July	$1,332.00 /af	3.8%	January	$1,354.00 /af	1.7%
Hermosa Redondo(2)	July	$1,332.00 /af	3.8%	January	$1,354.00 /af	1.7%
Livermore	January	$2.55 /ccf	(19.0)%	January	$2.04 /ccf	(20.0)%
Los Altos	July	$1,275.00 /af	8.8%	July	$1,275.00 /af	—
Oroville(2)	April	$174,959.04 /yr	2.7%	April	$174,959.04 /yr	—
Palos Verdes(2)	July	$1,332.00 /af	3.8%	January	$1,354.00 /af	1.7%
Mid-Peninsula	July	$4.10 /ccf	—	July	$4.10 /ccf	—
Redwood Valley	April	$65.94 /af	—	April	$65.94 /af	—
South San Francisco	July	$4.10 /ccf	—	July	$4.10 /ccf	—
Stockton	April	$1,066,831.31 /mo	(0.4)%	April	$1,066,831.31 /mo	—
Westlake	January	$1,300.00 /af	3.4%	January	$1,375.00 /af	5.8%
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
Employees
At December 31, 2017, we had 1,176 employees, including 50 at Washington Water, 41 at Hawaii Water, and 17 at New Mexico Water. In California, most non-supervisory employees are represented by the Utility Workers Union of America, AFL-CIO, except certain engineering and laboratory employees who are represented by the International Federation of Professional and Technical Engineers, AFL-CIO.
At December 31, 2017, we had 750 union employees. In January 2015, we negotiated a six-year contract that included 2015, 2016, and 2017 wage increases with both of our unions of 3.25% and 2.75%, and 2.75%, respectively. Annual wage increases for 2018, 2019, and 2020 are estimated to be in the range from 2.5% to 3.25% based on current forecast inflation rates. The wage changes will fluctuate with the changes to the Consumer Price Index (CPI) for the Los Angeles area. In the event an annual wage increase is determined to be greater than 3.25% or less that 2.0%, either party may request to re-open negotiations for wages only. Such notice must be served on the other party no later than 60 days after the publication of such CPI data. The current agreement with the unions is effective through 2020. Management believes that it maintains good relationships with the unions.
Employees at Washington Water, New Mexico Water, and Hawaii Water are not represented by unions.
Executive Officers of the Registrant

Name	Positions and Offices with California Water Service Group	Age
Martin A. Kropelnicki (1)	President and Chief Executive Officer since September 1, 2013. Formerly, President and Chief Operating Officer (2012-2013), Chief Financial Officer and Treasurer (2006-2012), served as Chief Financial Officer of Power Light Corporation (2005-2006), Chief Financial Officer and Executive Vice President of Corporate Services of Hall Kinion and Associates (1997-2004), Deloitte & Touche Consulting (1996-1997), held various positions with Pacific Gas & Electric (1989-1996).	51
Thomas F. Smegal III (2)	Vice President, Chief Financial Officer and Treasurer since October 1, 2012. Formerly, Vice President, Regulatory Matters and Corporate Relations (2008-2012), Manager of Rates (2002-2008), Regulatory Analyst (1997-2002), served as Utilities Engineer at the California Public Utilities Commission (1990-1997).	50
Paul G. Townsley (2)	Vice President of Rates and Regulatory Matters since March 4, 2013. Formerly Divisional Vice President, Operations and Engineering for EPCOR Water USA (2012-2013), served as President of American Water Works Company subsidiaries in Arizona, New Mexico, and Hawaii (2007-2012), served as American Water Works Company's President, Western Region (2002-2007), held various other positions with Citizens Utilities Company (1982-2002).	60
Robert J. Kuta (2)	Vice President of Engineering effective April 15, 2015. Formerly Senior Vice President of Operations Management Services, Water, Environmental and Nuclear markets for CH2M Hill (2006 to 2015), served as Western Region Vice President of Service Delivery and President of Arizona American Water Company (2001 to 2005), and held various management positions at Citizens Water Resource Company, Chaparral City Water Company, and Spring Creek Utilities (1993 to 2001).	53
Michael B. Luu (2)	Vice President of Customer Service and Chief Information Officer effective January 1, 2017. Formerly Vice President of Customer Service and Information Technology (2013-2016), Acting California Water Service Company District Manager, Los Altos (2012-2013), Director of Information Technology (2008-2012), CIS Development Manager (2005-2008), held various other positions with California Water Service Company since 1999.	38
Timothy D. Treloar (2)	Vice President of Water Quality and Chief Utility Operations Officer effective January 1, 2017. Formerly Vice President of Operations and Water Quality (2013-2016), Director of Water Quality (2013), California Water Service Company District Manager, Bakersfield (2002-2013), Assistant District Manager (1997-2002), General Superintendent (1994-1997).	60

Name	Positions and Offices with California Water Service Group	Age
Ronald D. Webb (2)	Vice President of Human Resources since August 11, 2014. Formerly Managing Director, Human Resources Partner for United Airlines (2006-2014), served as Vice President of Human Resources for Black & Decker Corporation (1995-2005), Human Resource Manager for General Electric Company (1990-1994), and held various labor relations positions for National Steel and Shipbuilding Company (1982-1989).	61
Lynne P. McGhee (2)	Vice President and General Counsel since January 1, 2015. Formerly Corporate Secretary (2007-2014), Associate Corporate Counsel (2003-2014), and served as a Commissioner legal advisor and staff counsel at the California Public Utilities Commission (1998-2003).	53
David B. Healey (2)	Vice President, Corporate Controller and Assistant Treasurer since January 1, 2015. Formerly Corporate Controller and Assistant Treasurer (2012-2014), Director of Financial Reporting (2009-2012), served as Subsidiary Controller for SunPower Corporation (2005-2009), Corporate Controller for Hall, Kinion & Associates, Inc. (1997-2005), held various other positions with Pacific Gas & Electric Company (1985-1997).	61
Shannon C. Dean (2)	Vice President of Corporate Communications & Community Affairs since January 1, 2015. Formerly Director of Corporate Communications (2000-2014), held various corporate communications, government and community relations for Dominguez Water Company (1991-1999).	50
Michelle R. Mortensen (2)	Corporate Secretary since January 1, 2015. Formerly Assistant Corporate Secretary (2014), Treasury Manager (2012-2013), Assistant to the Chief Financial Officer (2011), Regulatory Accounting Manager (2008-2010), held various accounting positions at Piller Data Systems (2006-2007), Hitachi Global Storage (2005), Abbot Laboratories (1998-2004), and Symantec (1998-2001).	43
Elissa Y. Ouyang (2)	Chief Procurement and Lead Continuous Improvement Officer since March 1, 2016. Formerly, Interim Procurement Director (2013-2016), Acting District Manager - Los Altos (2013), Interim Vice President of Information Technology (2012-2013), Director of Information Technology - Architecture and Security (2008-2012), Business Application Manager (2003-2007), Project Lead/Senior Developer (2001-2003), held various business consulting positions at KPMG Consulting/BearingPoint (1998-2001), and RR Donnelley (1996-1998).	49
Gerald A. Simon (2)	Chief Safety and Emergency Preparedness Officer since March 1, 2016. Formerly, Director of Safety and Emergency Services (2015), Emergency Services Manager (2014), Emergency Services Coordinator (2013), served as Fire Chief for Oakland, CA (2008-2011) and (1999-2004), Fire Chief for Fort Lauderdale, FL (2006-2007), Fire Chief for Union City, CA (2005-2006), Fire Chief for Santa Clara, CA (1993-1999) held various other positions at Santa Clara Fire Department (1976-1999), and Fire Services Consultant (1985-2015).	63
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
Our water and wastewater services are governed by various federal and state environmental protection, health and safety laws and regulations. These provisions establish criteria for drinking water and for discharges of water, wastewater and airborne substances. The EPA promulgates numerous nationally applicable standards, including maximum contaminant levels (MCLs) for drinking water. We believe we are currently in compliance with all of the MCLs promulgated to date. Although we have a rigorous water quality assurance program in place, we cannot guarantee that we will continue to comply with all standards. If we violate any federal or state regulations or laws governing health and safety, we could be subject to substantial fines or otherwise sanctioned.
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
The number of environmental and product-related lawsuits against other water utilities have increased in frequency in recent years. If we are subject to additional environmental or product-related lawsuits, we might incur significant legal costs and it is uncertain whether we would be able to recover the legal costs from customers or other third parties. In addition, if current California law regarding CPUC's preemptive jurisdiction over regulated public utilities for claims about compliance with California Department of Health Services and United States EPA water quality standards changes, our legal exposure may be significantly increased.
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
The cost to obtain water for delivery to our customers varies depending on the sources of supply, wholesale suppliers' prices, the quality of water required to be treated and the quantity of water produced to fulfill customer water demand. Our source of supply varies among our operating districts. Certain districts obtain all of their supply from wells; some districts purchase all of the supply from wholesale suppliers; and other districts obtain the supply from a combination of wells and wholesale suppliers. A small portion of supply comes from surface sources and is processed through Company-owned water treatment plants. On average, slightly more than half of the water we deliver to our customers is pumped from wells or received from a surface supply with the remainder purchased from wholesale suppliers. Water purchased from suppliers usually costs us more than surface supplied or well pumped water. The cost of purchased water for delivery to customers represented 34.8% and 34.0% of our total operating costs in 2017 and 2016, respectively. Water purchased from suppliers will require renewal of our contracts upon expiration and may result in significant price increases under any such renewed contracts.
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
Purchased power is a significant operating expense. During 2017 and 2016, purchased power expense represented 5.0% and 5.1%, respectively, of our total operating costs. These costs are beyond our control and can change unpredictably and substantially as occurred in California during 2001 when rates paid for electricity increased 48%. As with purchased water, purchased power costs are included in the MCBA. Cash flows between rate filings may be adversely affected until the Commission authorizes a rate change, but earnings will be minimally impacted. Cost of chemicals used in the delivery of water is not an element of the MCBA, and therefore, variances in quantity or cost could impact the results of operations.
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
As a holding company, we conduct substantially all of our operations through our subsidiaries and our only significant assets are investments in those subsidiaries. 93.9% of our revenues are derived from the operations of California Water Service Company. As a result, we are dependent on cash flow from our subsidiaries, and California Water Service Company in particular, to meet our obligations and to pay dividends on our common stock.
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
Our billed revenues and cash flows from operations will decrease if a significant business or industrial customer terminates or materially reduces its use of our water. Approximately $161.7 million, or 24.3%, of our 2017 water utility revenues was derived from business and industrial customers. However, if any of our large business or industrial customers in California reduce or cease its consumption of our water, the impact to net operating income would be minimal to our operations due to the WRAM and MCBA, but could impact our cash flows. In Hawaii, we serve a number of large resorts which if their water usage was reduced or ceased could have a material impact to our Hawaii operation. The delay between such date and the effective date of the rate relief may be significant and could adversely affect our operating results and cash flows.
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
At December 31, 2017, 750 of our 1,176 total employees were union employees. Most of our unionized employees are represented by the Utility Workers Union of America, AFL-CIO, except certain engineering and laboratory employees who are represented by the International Federation of Professional and Technical Engineers, AFL-CIO.
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
Although we own facilities in a number of states, over 93.9% of our operations are located in California. As a result, we are largely subject to weather, political, water supply, labor, energy cost, regulatory and economic risks affecting California.
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
The real properties owned are held in fee simple title. Properties owned by Cal Water are subject to the lien of an Indenture of Mortgage and Deed of Trust dated March 16, 2016, October 13, 2015, November 17, 2010, and April 17, 2009 (the California Indenture), securing Cal Water's First Mortgage Bonds, of which $521.4 million was outstanding at December 31, 2017. The California Indenture contains certain restrictions common to such types of instruments regarding the disposition of property and includes various covenants and restrictions. At December 31, 2017, our California utility was in compliance with the covenants of the California Indenture.
Cal Water owns 602 wells and operates ten leased wells. There are 444 owned storage tanks with a capacity of 278 million gallons, two leased storage tanks with a capacity of 0.4 million gallons, 30 managed storage tanks with a capacity of 32.4 million gallons, and three surface water reservoirs with a capacity of 220 million gallons. Cal Water owns and operates six surface water treatment plants with a combined capacity of 46 million gallons per day. There are 5,834 miles of supply and distribution mains in the various systems.
Hawaii Water owns 22 wells and manages two irrigation wells. There are 24 storage tanks with a storage capacity of 20.1 million gallons. There are 70 miles of supply and distribution lines. Hawaii Water operates five wastewater treatment facilities with a combined capacity to process approximately 1.8 million gallons per day. There are 26 miles of sewer collection mains.
Washington Water owns 350 wells and manages 57 wells. There are 137 owned storage tanks and 18 managed storage tanks with a storage capacity of 9.5 million gallons. There are 405 miles of supply and distribution lines.
New Mexico Water owns 19 wells. There are 17 storage tanks with a storage capacity of 4.3 million gallons. There are 145 miles of supply and distribution lines. New Mexico operates two waste water treatment facilities with a combined capacity to process 0.6 million gallons per day. There are 34 miles of sewer collection mains.
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
PART II
Item 5.    Market for Registrant's Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Our common stock is traded on the New York Stock Exchange under the symbol "CWT." At December 31, 2017, there were 48,012,432 common shares outstanding. There were 1,934 common stockholders of record as of February 12, 2018.
During 2017, we paid a cash dividend of $0.7200 per common share, or $0.1800 per quarter. During 2016, we paid a cash dividend of $0.6900 per common share, or $0.1725 per quarter. On January 31, 2018, our Board of Directors declared a quarterly cash dividend of $0.1875 per common share payable on February 23, 2018, to stockholders of record on February 12, 2018. This represents our 51st consecutive year of increasing the annual dividend and marks the 292nd consecutive quarterly dividend.
We presently intend to pay quarterly cash dividends in the future consistent with past practices, subject to our earnings and financial condition, restrictions set forth in our debt instruments, regulatory requirements and such other factors as our Board of Directors may deem relevant.
During 2017 and 2016, the common stock market price range and dividends per share for each quarter were as follows:

2017	First	Second	Third	Fourth
Common stock market price range:
High	$37.60	$39.40	$39.65	$46.15
Low	32.45	32.75	36.30	38.15
Dividends paid per common share	0.1800	0.1800	0.1800	0.1800

2016	First	Second	Third	Fourth
Common stock market price range:
High	$27.33	$34.95	$35.62	$36.85
Low	22.48	26.22	29.93	29.25
Dividends paid per common share	0.1725	0.1725	0.1725	0.1725
Five-Year Performance Graph
The following performance graph compares the changes in the cumulative shareholder return on California Water Service Group's common stock with the cumulative total return on the Robert W. Baird Water Utility Index and the Standard & Poor's 500 Index during the last five years ended December 31, 2017. The comparison assumes $100 was invested on December 31, 2012, in California Water Service Group's common stock and in each of the forgoing indices and assumes reinvestment of dividends.

Performance Graph Data

The following descriptive data is supplied in accordance with Rule 304(d) of Regulations S-T:

	2012	2013	2014	2015	2016	2017
California Water Service Group	100	131	147	143	211	284
S&P 500	100	134	155	157	175	212
RW Baird Water Utility Index	100	119	148	168	206	260
An initial $100 investment in the common stock of California Water Service Group on December 31, 2012 including reinvestment of dividends would be worth $284 at the end of the 5-year period ending December 31, 2017.
Item 6.    Selected Financial Data.
The following selected consolidated financial data should be read in conjunction with our Consolidated Financial Statements and the Notes thereto and the information contained in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."
Historical results are not necessarily indicative of future results.

FIVE YEAR FINANCIAL REVIEW

	2017	2016	2015	2014	2013
	(Dollars in thousands, except per common share and other data)
Summary of Operations
Operating revenue
Residential	$480,229	$439,668	$416,102	$406,322	$406,824
Business	132,309	123,395	116,639	111,438	111,529
Industrial	29,417	28,086	31,725	24,957	26,290
Public authorities	37,716	33,604	26,042	30,810	31,067
Other	20,578	19,148	18,094	16,766	17,553
MCBA net adjustment to increase (decrease) revenue	(33,359)	(34,531)	(20,234)	7,206	(9,160)
Total operating revenue	666,890	609,370	588,368	597,499	584,103
Total operating expenses	572,267	533,176	517,215	515,652	510,098
Interest expense, other income and expenses, net	27,442	27,519	26,136	25,109	26,751
Net income	$67,181	$48,675	$45,017	$56,738	$47,254
Common Share Data
Earnings per share—diluted	$1.40	$1.01	$0.94	$1.19	$1.02
Dividend paid	0.720	0.690	0.670	0.650	0.640
Dividend payout ratio	51%	68%	71%	55%	63%
Book value per share	$14.44	$13.75	$13.41	$13.11	$12.54
Market price at year-end	45.35	33.90	23.27	24.61	23.07
Common shares outstanding at year-end (in thousands)	48,012	47,965	47,875	47,806	47,741
Return on average common stockholders' equity	9.9%	7.5%	7.1%	9.3%	8.8%
Long-term debt interest coverage	4.28	3.45	3.67	4.29	3.42
Balance Sheet Data
Net utility plant	$2,047,965	$1,859,277	$1,701,768	$1,590,431	$1,515,831
Total assets*	2,740,375	2,411,745	2,241,253	2,182,711	1,954,741
Long-term debt including current portion*	531,713	557,953	514,045	421,200	428,936
Capitalization ratios:
Common stockholders' equity*	56.6%	54.2%	55.5%	59.8%	58.3%
Long-term debt*	43.4%	45.8%	44.5%	40.2%	41.7%
Other Data
Estimated water production (million gallons)
Wells and surface supply	53,855	50,942	51,413	61,848	64,161
Purchased	51,131	48,154	47,486	56,434	62,202
Total estimated water production	104,986	99,096	98,899	118,282	126,363
Metered customers	490,100	485,200	477,300	472,500	464,800
Flat-rate customers	24,200	26,300	31,700	33,600	38,100
Customers at year-end**	514,300	511,500	509,000	506,100	502,900
New customers added	2,800	2,500	2,900	3,200	2,200
Revenue per customer	$1,297	$1,191	$1,156	$1,181	$1,161
Utility plant per customer	5,775	5,312	4,925	4,628	4,401
Employees at year-end	1,176	1,163	1,155	1,105	1,125
_______________________________________________________________________________
*    The five year financial review for 2015, 2014, and 2013 reflect the retrospective adoption of ASU 2015-03, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The Company adopted this guidance effective January 1, 2016.
**    Includes customers of the City of Hawthorne and City of Commerce

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.
Overview
In 2017 and 2016, net income was $67.2 million and $48.7 million, respectively. Diluted earnings per share increased $0.39 to $1.40 or 38.6% from 2016 to 2017. The $18.5 million increase in net income was primarily the result of increased rates adopted in the recent California GRC, a decrease in other operations expense, which included a GRC settlement agreement to write-off $3.2 million associated with a canceled water supply project in Bakersfield in 2016, and a $2.5 million increase in estimated unbilled revenue in 2017. These decreases were partially offset by increases in depreciation and amortization, employee wage, property tax, and net interest expenses. Net other income increased $3.5 million to $6.5 million in 2017, due primarily to the authorization of allowance for equity funds used during construction and unrealized gains on certain benefit plan investments.
In 2016 and 2015, net income was $48.7 million and $45.0 million, respectively. Diluted earnings per share increased $0.07 to $1.01 or 7.5% from 2015 to 2016. The $3.7 million increase in net income was primarily a result of a $2.8 million net resolution of several regulatory memorandum and balancing accounts in the Cal Water 2015 GRC settlement agreement, a $1.9 million increase from the recovery of prior years’ incremental drought program costs, and a $1.7 million increase in estimated unbilled revenue in 2016. These increases were partially offset by increases in other operations expense, which included a GRC settlement agreement to write-off $3.2 million associated with a canceled water supply project in Bakersfield, increases in depreciation and amortization, maintenance, property tax, employee wage, and net interest expenses. Net other income increased $1.9 million to $3.0 million in 2016, due primarily to the resolution of $1.5 million of litigation proceeds in the GRC settlement agreement and unrealized gains on certain benefit plan investments.
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
Flat rate customers are billed in advance at the beginning of the service period. The revenue is prorated so that the portion of revenue applicable to the current period is included in that period's revenue, with the balance recorded as unearned revenue on the balance sheet and recognized as revenue when earned in the subsequent accounting period. Our unearned revenue liability was $0.7 million as of December 31, 2017 and was $0.8 million as of December 31, 2016. This liability is included in "other accrued liabilities" on our consolidated balance sheets.
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
Income Taxes
We account for income taxes using the asset and liability method. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. We measure deferred tax assets and liabilities at enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We recognize the effect on the deferred tax assets and liabilities of a change in tax rate in the period that includes the enactment date. We also assess the likelihood that deferred tax assets will be recovered in future taxable income and, to the extent recovery is not probable, a valuation allowance would be recorded. In management's view, a valuation allowance was not required as of December 31, 2017 and December 31, 2016.
We anticipate that future rate actions by the regulatory commissions will reflect revenue requirements for the tax effects of temporary differences recognized, which have previously been passed through to customers. The regulatory commissions have granted the Company permission to reflect the normalization of the tax benefits of the federal accelerated methods and available Investment Tax Credits (ITCs) for all assets placed in service after 1980. ITCs are deferred and amortized over the lives of the related properties for book purposes. The CPUC requires flow through accounting for state deferred taxes.
On December 22, 2017, the Tax Cuts and Jobs Act (TCJA) was enacted. Based on the accounting principles generally accepted in the United States of America, the Company is required to re-measure deferred income taxes to reflect the corporate income tax rate change from 35 percent to 21 percent as of the date of enactment. The re-measurement of the deferred income taxes resulted in an estimated excess deferred income tax liability of $108.0 million as of December 31, 2017. The TCJA will lower customer rates due to lower income tax expense recoveries and the refund of excess deferred income tax. These lower customer rates will be partially offset by the TCJA’s effect of increasing rate base in future years. The Company is working with state regulators on the refund process according to federal income tax normalization rules. There are aspects to the TCJA that contain technical matters that require management to interpret the legislation and make judgments until further guidance becomes available. As a result, changes in management’s judgments could materially affect amounts recognized in the financial statements.
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
Changes to the pension benefits actuarial assumptions can significantly affect pension costs, regulatory assets, and liabilities. The following table reflects the sensitivity of pension amounts reported for the year ended December 31, 2017, to changes in actuarial assumptions:

	Increase/(Decrease) in Pension Benefits Actuarial Assumption	Increase/(Decrease) in 2017 Net Periodic Benefit Cost	Increase/(Decrease) in Projected Benefit Obligation as of December 31, 2017
Discount rate	(0.5)%	$6,722	$70,501
Long-term rate of return on plan assets	(0.5)%	1,855	—
Rate of compensation increases	(0.5)%	(2,831)	(18,590)
Cost of living adjustment	(0.5)%	(5,281)	(42,479)
Discount rate	0.5%	(5,904)	(61,150)
Long-term rate of return on plan assets	0.5%	(1,855)	—
Rate of compensation increases	0.5%	3,078	19,929

Results of Operations
Operating Revenue
Operating revenue in 2017 was $666.9 million, an increase of $57.5 million, or 9.4%, over 2016. Operating revenue in 2016 was $609.4 million, an increase of $21.0 million, or 3.6%, over 2015. The sources of changes in operating revenue were:

	2017	2016
	Dollars in millions
Net change due to rate changes, usage, and other (1)	$65.0	$38.2
MCBA revenue (2)	1.2	(14.3)
Other balancing account revenue (3)	(6.5)	(7.5)
Deferral of revenue (4)	(2.2)	4.6
Net change	$57.5	$21.0
_______________________________________________________________________________

(1)
In 2017, the operating revenue increase is due to rate increases (see table in Rates and Regulation section below) and an increase of $2.5 million in estimated unbilled revenue mostly due to a combination of higher average daily customer billing rates and an increase in unbilled days at the end of 2017 as compared to 2016. The operating revenue increase in 2016 resulted from rate increases and an increase of $2.6 million in estimated unbilled revenue mostly due an increase in unbilled days at the end of 2016 as compared to 2015.

(2)
The MCBA revenue increase in 2017 resulted from an increase in actual water production costs relative to adopted water production costs in 2017 as compared to 2016. The MCBA revenue decrease in 2016 resulted from a significant reduction in customer consumption in California caused by drought conditions. As required by the MCBA mechanism, the change in water production costs in California changes operating revenue in the same amount.

(3)
The other balancing accounts revenue consists of the pension, conservation and health care balancing account revenues. Pension and conservation balancing account revenues are the differences between actual expenses and adopted rate recovery. Health care balancing account revenue is 85% of the difference between actual health care expenses and adopted rate recovery. In 2017, the decrease in other balancing account revenue was due to a decrease in actual health care and conservation expenses relative to adopted in 2017, which was partially offset by an increase in actual pension expenses relative to adopted in 2017. In 2016, the decrease in revenue was due to a decrease in pension expense and a decrease in health care expenses relative to adopted amounts.

(4)
The deferral of revenue consists of amounts that are expected to be collected from customers beyond 24 months following the end of the accounting period in which these revenues were recorded. In 2017, the deferral increased in 2017 as compared to 2016 due to an increase in the balancing account revenue expected to be collected beyond 24 months. In 2016, the balancing account revenue expected to be collected beyond 24 months decreased as a result of drought surcharges.

Water Production Expenses
Water production expenses, which consist of purchased water, purchased power, and pump taxes, comprise the largest segment of total operating expenses. Water production costs accounted for 42.3% and 41.3%, of total operating costs in 2017 and 2016, respectively. The rates charged for wholesale water supplies, electricity, and pump taxes are established by various public agencies. As such, these rates are beyond our control.
The table below provides the change in water production expenses during the past 2 years:

	2017			2016
	Amount	Change	% Change	Amount	Change	% Change
	Dollars in millions
Purchased water	$199.1	$17.6	9.7%	$181.5	$13.0	7.7%
Purchased power	28.9	1.7	6.2%	27.2	(0.7)	(2.5)%
Pump taxes	13.9	2.6	23.2%	11.3	(0.2)	(1.7)%
Total water production expenses	$241.9	$21.9	9.9%	$220.0	$12.1	5.8%

The principal factors affecting water production expenses are the quantity, price and source of the water. Generally, water pumped from wells costs less than water purchased from wholesale suppliers.
The table below provides the amounts, percentage change, and source mix for the respective years:

	2017		2016		2015
	MG	% of Total	MG	% of Total	MG	% of Total
	Millions of gallons (MG)
Source:
Wells	48,729	46.4%	46,239	46.6%	48,201	48.7%
% change from prior year	5.4%		(4.1)%		(16.7)%
Purchased	51,131	48.7%	48,154	48.6%	47,486	48%
% change from prior year	6.2%		1.4%		(15.9)%
Surface	5,126	4.9%	4,703	4.8%	3,212	3.3%
% change from prior year	9.0%		46.4%		(19.3)%
Total	104,986	100.0%	99,096	100.0%	98,899	100%
% change from prior year	6.0%		0.2%		(16.4)%
Purchased water expenses are affected by changes in quantities purchased, supplier prices, and cost differences between wholesale suppliers. The MCBA mechanism is designed to recover all incurred purchased water expenses.
For 2017, the $17.6 million increase in purchased water expenses is due to a 6.2% increase in purchased quantities and an overall blended wholesale water rates increase of 3.3% in 2017.
For 2016, the $13.0 million increase in purchased water expenses is due to a 1.4% increase in purchased quantities and an overall blended wholesale water rates increase of 6.2% in 2016. Purchased water expenses for 2016 was partially offset by lease water rights credits of $0.4 million.
Purchased power expenses are affected by the quantity of water pumped from wells and moved through the distribution system, rates charged by electric utility companies, and rate structures applied to usage during peak and non-peak times of the day or season. In 2017, purchased power expenses increased $1.7 million, or 6.2%, mainly due to 5.4% increase in well water production. In 2016, purchased power expenses decreased $0.7 million, or 2.5%, mainly due to 4.1% decrease in well water production.
Changes in climate change regulations could increase the cost of purchased power expenses which in turn would result in an increase in the rates our power suppliers charge us. Any change in pricing of our purchased power expenses in California would be recovered from our customers through the MCBA mechanism. Any change in power costs in other states would be requested to be recovered by the customers in those states. The impact of such legislation, is dependent upon the enacted date, the factors that impact our suppliers cost structure, and their ability to pass the costs to us in their approved tariffs. These items are not known at this time.
Administrative and General Expenses
Administrative and general expenses include payroll related to administrative and general functions, all employee benefits charged to expense accounts, insurance expenses, legal fees, expenses associated with being a public company, and general corporate expenses.
During 2017, administrative and general expenses increased $4.4 million or 4.5%, as compared to 2016. The increase was mostly due to increases in uninsured loss costs of $1.5 million, employee wages of $1.8 million, and employee pension and other postretirement benefit costs of $0.7 million. Employee pension benefit expenses are fully recovered in rates and are tracked in a balancing account, such that revenues are recovered on a dollar-for-dollar basis up to the amounts authorized in the 2015 GRC. Employee and retiree medical expenses are recovered in rates through a balancing account authorized in the 2015 GRC, such that revenues are recovered up to 85% of the variance between adopted and recorded expenses.
During 2016, administrative and general expenses decreased $14.6 million or 12.9%, as compared to 2015. The decrease was mostly due to decreases in employee pension and other postretirement benefit costs of $10.2 million, a decrease in California drought program costs of $3.0 million, and a decrease in uninsured loss costs of $0.9 million. The decreases were partially offset by employee wage increases of $1.1 million. Wage increases became effective January 1, 2016. Employee pension benefit expenses are fully recovered in rates and are tracked in a balancing account, such that revenues are recovered on a dollar-for-dollar basis up to the amounts authorized in the 2012 GRC. Employee and retiree medical expenses are recovered in rates through a balancing account authorized in the 2012 GRC, such that revenues are recovered up to 85% of the variance between adopted and recorded expenses.
Other Operations Expenses
The components of other operations expenses include payroll, material and supplies, and contract service costs of operating the regulated water systems, including the costs associated with water transmission and distribution, pumping, water quality, meter reading, billing, operations of district offices, and water conservation programs.
During 2017, other operations expenses decreased $5.6 million, or 7.0%, compared to 2016. The decrease was mostly due to conservation program expense decreases of $4.3 million, the write-off of $3.2 million of capital costs in 2016, and $2.0 million of MCBA cost deferral associated with the deferral of operating revenue. The decreases were partially offset by employee wage increases of $1.3 million, the write-off of $1.1 million of costs in 2017 that were previously capitalized, state of Department of Public Health fee increase of $0.7 million, and a software maintenance and licensing cost increase of $0.7 million. Conservation program expenses are fully recovered in rates and are tracked in a balancing account if it is within the authorized amount, such that revenues are recovered on a dollar-for-dollar basis up to the amounts authorized in the 2015 GRC.
During 2016, other operations expenses increased $12.8 million, or 19.1%, compared to 2015. The increase was mostly due to $4.4 million of MCBA costs associated with the recognition of operating revenue that was deferred in prior years, the Cal Water 2015 settlement agreement included a $3.2 million write-off of capital costs, conservation program expense increases of $1.8 million, and employee wage increases of $0.7 million. The $3.2 million write-off of capital costs was for engineering design costs for a canceled Cal Water and City of Bakersfield water treatment plant project, previously recorded as property held for future use. Conservation program expenses are fully recovered in rates and are tracked in a balancing account if it is within the authorized amount, such that revenues are recovered on a dollar-for-dollar basis up to the amounts authorized in the 2012 GRC.
Maintenance
Maintenance expenses decreased $0.5 million, or 2.0%, in 2017, compared to 2016 due to decreased costs for repairs of transmission and distribution mains and services.
Maintenance expenses increased $1.5 million, or 7.1%, in 2016, compared to 2015 due to increased costs for repairs of transmission and distribution mains, tanks, and services.
Depreciation and Amortization
Depreciation and amortization increased $13.2 million in 2017, or 20.7%, mostly due to 2016 capital additions and an increase in the provision for depreciation expressed as a percentage of the aggregate depreciable asset balances from 2.7% in 2016 to 3.0% in 2017.
Depreciation and amortization increased $2.2 million in 2016, or 3.6%, mostly due to 2015 capital additions.
Income Taxes
For 2017, income taxes increased $4.1 million, or 16.6%, as compared to 2016. The increase was mostly due to an increase in operating income in 2017 which was partially offset by an increase in the tax benefit from the flow through method of accounting for repairs deductions on state corporate income tax filings.
For 2016, income taxes increased $0.3 million, or 1.1%, as compared to 2015. The increase was mostly due to an increase in operating income in 2016 which was partially offset by an increase in the tax benefit from the flow through method of accounting for repairs deductions on state corporate income tax filings.
Property and Other Taxes
For 2017, property and other taxes increased $1.6 million, or 6.7%, as compared to 2016. The increase was mostly due to an increase in our assessed property values because of utility plant placed in service during 2016.
For 2016, property and other taxes increased $1.7 million, or 7.8%, as compared to 2015. The increase was mostly due to an increase in our assessed property values because of utility plant placed in service during 2015.
Non-Regulated Revenue and Expense, Net
In 2017, non-regulated income net of expenses increased $3.5 million, or 117.5%, as compared to 2016. The increase was due primarily to the implementation of allowance for equity funds used during construction in 2017 and a $2.0 million increase in unrealized gains on certain benefit plan investments.

In 2016, non-regulated income net of expenses increased $1.9 million, or 163.0%, as compared to 2015. The increase was mostly due to the recognition of $1.5 million of litigation proceeds from the Cal Water 2015 GRC settlement agreement and unrealized gains on certain benefit plan investments.
Interest Expenses
In 2017, net interest expense increased $3.4 million as compared to 2016. The increase relates to an increase in borrowings on the unsecured revolving credit facilities, which were used to fund capital expenditures and general corporate purposes.
In 2016, net interest expense, increased $3.2 million compared to 2015. The increase was mostly due to $100.0 million of First Mortgage Bonds issued in October 2015 and $50.0 million of First Mortgage Bonds issued in March 2016, which was partially offset by an increase in capitalized interest charged to construction projects in 2016.
Rates and Regulation
The following is a summary of 2017 rate filings. A description of the "Type of Filing" can be found in "Item 1 - Rates and Regulation" section above. California decisions and resolutions may be found on the CPUC website at www.cpuc.ca.gov.

Type of Filing	Decision/Resolution	Approval Date	Increase (Decrease) Annual Revenue	CA District/ Subsidiary
GRC and Offset Filings
2017 Expense Offset	AL 2229-2232	Jan 2017	$1.9 million	4 Districts
2017 Rate Base Offset	AL 2235-2239	Jan 2017	$2.6 million	5 Districts
2015 GRC	AL 2240-2241	Jan 2017	$42.3 million	All Districts
2017 Rate Base Offset	AL 2248, 2256	Apr 2017	$0.9 million	2 Districts
2017 Expense Offset	AL 2253	Apr 2017	$1.0 million	1 District
2017 Rate Base Offset	AL 2261	Jul 2017	$0.4 million	1 District
2017 Expense Offset	AL 2263-2266	Jul 2017	$2.7 million	4 Districts
2017 Expense Offset	AL 2269	Aug 2017	$0.2 million	1 District
Pukalani GRC		Oct 2017	$0.2 million	Hawaii Water
The estimated impact of current and prior year rate changes on operating revenues compared to prior years is listed in the following table:

	2017	2016	2015
	Dollars in millions
General Rate Case (a)	$44.2	$2.2	$1.0
Step rate increases	—	4.9	4.8
Offset (purchased water/pump taxes)	10.7	23.6	17.7
Total rate increases	$54.9	$30.7	$23.5
_______________________________________________________________________________

(a)	Includes rate changes for the Cal Water 2015 GRC decision in 2017, rate base offsets in 2017, 2016 and 2015, and Hawaii Water GRC decisions in 2017, 2016, and 2015.
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
California's normal weather pattern yields little precipitation between mid-spring and mid-fall. The Washington Water service areas receive precipitation in all seasons, with the heaviest amounts during the winter. New Mexico Water's rainfall is heaviest in the summer monsoon season. Hawaii Water receives precipitation throughout the year, with the largest amounts in the winter months. Water usage in all service areas is highest during the warm and dry summers and declines in the cool winter months. Rain and snow during the winter months replenish underground water aquifers and fill reservoirs, providing the water supply for subsequent delivery to customers. Management believes that supply pumped from underground aquifers and purchased from wholesale suppliers will be adequate to meet customer demand during 2018 and beyond. However, water rationing may be required in future periods, if declared by the state or local jurisdictions. Long-term water supply plans are developed for each of our districts to help assure an adequate water supply under various operating and supply conditions. Some districts have unique challenges in meeting water quality standards, but management believes that supplies will meet current standards using current treatment processes.
Liquidity and Capital Resources
Cash flow from Operations
During 2017, we generated cash flow from operations of $147.8 million, compared to $160.4 million during 2016. The decrease in 2017 was mostly due to an increase in the net WRAM and MCBA receivable in 2017 as actual customer usage was below adopted.
During 2016, we generated cash flow from operations of $160.4 million, compared to $145.0 million during 2015. The increase in 2016 was mostly due to rate increases as authorized by the Cal Water 2012 GRC decision.
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
Investing Activities
During 2017, 2016, and 2015, we used $259.2 million, $228.9 million and $176.8 million, respectively, of cash for capital expenditures, both Company-funded and developer-funded. The 2017 capital expenditures exceeded the high end of the budgeted capital expenditures of $230.0 million. Annual expenditures fluctuate each year due to the availability of construction resources and our ability to obtain construction permits in a timely manner. In 2017, we also received $56.0 million in TCP settlement proceeds.
Financing Activities
During 2017, we borrowed $265.0 million, and paid down $87.0 million on our unsecured revolving credit facilities to fund capital expenditures and general corporate purposes. We also added $21.4 million of advances and contributions in aid of construction, which was reduced by refunds to developers of $8.4 million and repayment of $20.0 million for First Mortgage Bonds that matured in 2017.
During 2016, we sold $50.0 million of First Mortgage Bonds and used the net proceeds of $49.8 million to pay down short term borrowings. We also borrowed $145.1 million, and paid down $81.6 million on our unsecured revolving credit facilities to fund capital expenditures and general corporate purposes. We added $21.4 million of advances and contributions in aid of construction, which was reduced by refunds to developers of $6.9 million.
During 2015, we sold $100.0 million of First Mortgage Bonds and used the net proceeds of $99.3 million to pay down outstanding short-term borrowings and fund capital expenditures and general corporate purposes. We also borrowed $94.3 million, net of the expenses of $1.2 million, and paid down $141.0 million on our unsecured revolving credit facilities to fund capital expenditures and general corporate purposes. We added $16.0 million of advances and contributions in aid of construction, which were reduced by refunds to developers of $6.7 million.
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
The under-collected net WRAM and MCBA receivable balances were $71.6 million, $39.2 million, and $42.0 million as of December 31, 2017, 2016, and 2015, respectively. The increase of $32.4 million as of December 31, 2017 compared to the prior year was mostly due to actual customer usage being lower than adopted. The decrease of $2.8 million as of December 31, 2016 compared to the prior year was mostly due to $25.9 million of drought surcharges in 2016, which was partially offset by a 2.7% decrease in customer usage in California. The under-collected net WRAM and MCBA receivable balances were primarily financed by Cal Water with short-term and long-term financing arrangements to meet operational cash requirements. Interest on the under-collected net WRAM and MCBA receivable balances, the interest recoverable from customers, is limited to the current 90-day commercial paper rate, which is significantly lower than Cal Water's short and long-term financing rates.
Bond principal and other long-term debt payments were $26.8 million during 2017, $7.0 million during 2016, and $7.0 million during 2015.
At the January 2018 meeting, the Board of Directors declared the quarterly dividend, increasing it for the 51st consecutive year. The quarterly dividend was raised from $0.1800 to $0.1875 per common share, or an annual rate of $0.7500 per common share. Dividends have been paid for 72 consecutive years. The annual dividends paid per common share in 2017, 2016, and 2015 were $0.7200, $0.6900, and $0.6700, respectively. Earnings not paid as dividends are reinvested in the business for the benefit of stockholders. The dividend payout ratio was 51% in 2017, 68% in 2016 and 71% in 2015 for an average of 63% over the 3-year period. Our long-term targeted dividend payout ratio is 60%.
Short-Term Financing
Short-term liquidity is provided by the bank lines of credit described above and by internally generated funds. Long-term financing is accomplished through the use of both debt and equity. As of December 31, 2017, there were short-term borrowings of $275.1 million outstanding on our unsecured revolving line of credit, compared to $97.1 million outstanding on our unsecured revolving line of credit as of December 31, 2016. As of December 31, 2016, there were short-term borrowings of $97.1 million outstanding on our unsecured revolving line of credit, compared to $33.6 million outstanding on our unsecured revolving line of credit as of December 31, 2015.
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
Both short-term credit agreements contain affirmative and negative covenants and events of default customary for credit facilities of this type including, among other things, limitations and prohibitions relating to additional indebtedness, liens, mergers, and asset sales. Also, these unsecured credit agreements contain financial covenants governing the Company and its subsidiaries' consolidated total capitalization ratio not to exceed 66.7% and interest coverage ratio of three or more. As of December 31, 2017, our consolidated total capitalization ratio was 56.5% (trade payable and short term borrowings are included as debt for this calculation) and the interest coverage ratio was greater than five. In summary, we have met all of the covenant requirements and are eligible to use the full amounts of these credit agreements.
Long-Term Financing
Cal Water was authorized to issue $350.0 million of debt and common stock to finance capital projects and operations by a CPUC decision dated May 12, 2016. In addition, the decision retained $146.0 million of prior financing authority and determined that refinancing long-term debt did not count against the authorization. The CPUC requires that any loans from Cal Water to the Company be at arm’s length. This restriction did not materially impact the Company's ability to meet its cash obligations in 2017. Management does not expect this restriction to have a material impact on the Company's ability to meet its cash obligations in 2018 and beyond.
On March 16, 2016, Cal Water sold $50.0 million of First Mortgage Bonds and used the net proceeds of $49.8 million to pay down outstanding short-term borrowings, fund capital expenditures and for general corporate purposes. The Company made principal payments on First Mortgage Bonds and other long-term debt of $26.8 million during 2017. On October 13, 2015, Cal Water sold $100.0 million of First Mortgage Bonds and used the net proceeds of $99.3 million to pay down outstanding short-term borrowings, fund capital expenditures and for general corporate purposes. We made principal payments on First Mortgage Bonds and other long-term debt of $7.0 million during 2016. Long-term financing, which includes First Mortgage Bonds, senior notes, other debt securities, and common stock, has typically been used to replace short-term borrowings and fund capital expenditures. Internally generated funds, after making dividend payments, provide positive cash flow, but have not been at a level to meet the needs of our capital expenditure requirements. Management expects this trend to continue given our capital expenditures plan for the next five years. Some capital expenditures are funded by payments received from developers for contributions in aid of construction or advances for construction. Funds received for contributions in aid of construction are non-refundable, whereas funds classified as advances in construction are refundable. Management believes long-term financing is available to meet our cash flow needs through issuances in both debt and equity instruments.
Additional information regarding the bank borrowings and long-term debt is presented in Notes 7 and 8 in the Notes to Consolidated Financial Statements.
Off-Balance Sheet Transactions
We do not utilize off-balance-sheet financing or utilize special purpose entity arrangements for financing. We do not have equity ownership through joint ventures or partnership arrangements.
Contractual Obligations
The contractual obligations presented in the table below represent our estimates of future payments under fixed contractual obligations and commitments. Changes in our business needs, cancellation provisions and changes in interest rates, as well as action by third parties and other factors, may cause these estimates to change. Therefore, our actual payments in future periods may vary from those presented in the table below. The following table summarizes our contractual obligations as of December 31, 2017.

	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	After 5 Years
	(In thousands)
Long-term debt(*)	$528,809	$16,221	$126,967	$9,907	$375,714
Interest payments	349,546	29,109	48,203	40,962	231,272
Advances for construction	182,502	7,896	15,346	15,293	143,967
Pension and postretirement benefits(**)	262,353	15,742	56,620	44,169	145,822
Capital lease obligations(***)	8,849	1,053	2,261	1,954	3,581
Facility leases	5,840	950	1,169	643	3,078
System lease	422	422	—	—	—
Water supply contracts(****)	690,370	30,708	61,417	61,419	536,826
TOTAL	$2,028,691	$102,101	$311,983	$174,347	$1,440,260
_______________________________________________________________________________

*	Excludes capital lease obligations as reported below. Also, excludes unamortized debt issuance costs of $4.5 million.

**	Pension and postretirement benefits include $2.0 million of short-term pension obligations.

***	Capital lease obligations represent total cash payments to be made in the future and include interest expense of $1.8 million.

****	Estimated annual contractual obligations are based on the same payment levels as 2017.
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

Cal Water has water supply contracts with wholesale suppliers in 13 of its operating districts and for the two leased systems in Hawthorne and Commerce. For each contract, the cost of water is established by the wholesale supplier and is generally beyond our control. The amount paid annually to the wholesale suppliers is charged to purchased water expense on our statement of income. Most contracts do not require minimum annual payments and vary with the volume of water purchased. For more details related to water supply contracts, see Note 11 of the Notes to the consolidated Financial Statements.
Capital Requirements
Capital requirements consist primarily of new construction expenditures for expanding and replacing utility plant facilities and the acquisition of water systems. They also include refunds of advances for construction.
Company-funded and developer-funded utility plant expenditures were $259.2 million, $228.9 million, and $176.8 million in 2017, 2016, and 2015, respectively. A majority of capital expenditures was associated with mains and water treatment equipment.
For 2018, the Company is estimating its capital expenditures to be between $200.0 million and $220.0 million based on the 2015 GRC in California and normal capital needs in the other subsidiaries. Capital expenditures in California are evaluated in the context of the pending GRC and may change as the case moves forward. We expect our annual capital expenditure to increase during the next five years due to increasing needs to replace and maintain infrastructure.
Management expects developer-funded expenditures in 2018. These expenditures will be financed by developers through refundable advances for construction and non-refundable contributions in aid of construction. Developers are required to deposit the cost of a water construction project with us prior to our commencing construction work, or the developers may construct the facilities themselves and deed the completed facilities to us. Funds are generally received in advance of incurring costs for these projects. Advances are normally refunded over a 40-year period without interest. Future payments for advances received are listed under contractual obligations above. Because non-Company-funded construction activity is solely at the discretion of developers, we cannot predict the level of future activity. The cash flow impact is expected to be minor due to the structure of the arrangements.
Capital Structure
Common stockholders' equity was $693.5 million at December 31, 2017, compared to $659.5 million at December 31, 2016. In 2017, Cal Water repaid $20.0 million for First Mortgage Bonds that matured in 2017. The Company did not sell shares of its common stock in 2017.
Total capitalization, including the current portion of long-term debt, was $1,225.2 million at December 31, 2017 and $1,217.4 million at December 31, 2016. In future periods, the Company intends to issue common stock and long-term debt to finance our operations. The capitalization ratios will vary depending upon the method we choose to finance our operations.
At December 31, capitalization ratios were:

	2017	2016
Common equity	56.6%	54.2%
Long-term debt	43.4%	45.8%
The return (from both regulated and non-regulated operations) on average common equity was 9.9% in 2017 compared to 7.5% in 2016. Cal Water does not include construction work in progress in its regulated rate base; instead, Cal Water was authorized to record AFUDC on construction work in progress, effective January 1, 2017. Construction work in progress for Cal Water was $167.2 million at December 31, 2017 and $127.4 million at December 31, 2016.
Acquisitions
In 2017, 2016, and 2015 there were no significant acquisitions.
Real Estate Program
We own real estate. From time to time, certain parcels are deemed no longer used or useful for water utility operations. Most surplus properties have a low cost basis. We developed a program to realize the value of certain surplus properties through sale or lease of those properties. The program will be ongoing for a period of several years. There was a pre-tax gain of $0.6 million in 2017, a pre-tax loss of $0.1 million in 2016, and a pre-tax gain of $0.3 million in 2015. As sales are dependent on real estate market conditions, future sales, if any, may or may not be at prior year levels.

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
Over the next 12 months, approximately $15.9 million of the $531.7 million of existing long-term debt instruments will mature or require sinking fund payments. Applying a hypothetical 10 percent increase in the rate of interest charged on those borrowings would not have a material effect on our earnings.
Item 8.    Financial Statements and Supplementary Data.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of
California Water Service Group
San Jose, California

Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of California Water Service Group and subsidiaries (the "Company") as of December 31, 2017 and 2016, the related consolidated statements of income, common stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
Basis for Opinions
The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ DELOITTE & TOUCHE LLP
San Francisco, California
March 1, 2018

We have served as the Company's auditor since 2008.

CALIFORNIA WATER SERVICE GROUP
Consolidated Balance Sheets

	December 31,
	2017	2016
	(In thousands, except per share data)
ASSETS
Utility plant:
Land	$42,517	$40,283
Depreciable plant and equipment	2,729,757	2,522,174
Construction work in progress	175,693	132,957
Intangible assets	22,212	21,925
Total utility plant	2,970,179	2,717,339
Less accumulated depreciation and amortization	(922,214)	(858,062)
Net utility plant	2,047,965	1,859,277
Current assets:
Cash and cash equivalents	94,776	25,492
Receivables: net of allowance for doubtful accounts of $773 and $830 in 2017 and 2016, respectively
Customers	32,451	30,305
Regulatory balancing accounts	36,783	30,332
Other	16,464	17,158
Unbilled revenue	29,756	25,228
Materials and supplies at weighted average cost	6,463	6,292
Taxes, prepaid expenses, and other assets	11,180	7,262
Total current assets	227,873	142,069
Other assets:
Regulatory assets	401,147	355,930
Goodwill	2,615	2,615
Other	60,775	51,854
Total other assets	464,537	410,399
TOTAL ASSETS	$2,740,375	$2,411,745
CAPITALIZATION AND LIABILITIES
Capitalization:
Common stock, $0.01 par value; 68,000 shares authorized, 48,012 and 47,965 outstanding in 2017 and 2016, respectively	$480	$480
Additional paid-in capital	336,229	334,856
Retained earnings	356,753	324,135
Total common stockholders' equity	693,462	659,471
Long-term debt, less current maturities	515,793	531,745
Total capitalization	1,209,255	1,191,216
Current liabilities:
Current maturities of long-term debt	15,920	26,208
Short-term borrowings	275,100	97,100
Accounts payable	93,955	77,813
Regulatory balancing accounts	59,303	4,759
Accrued other taxes	3,888	3,629
Accrued interest	6,122	5,661
Other accrued liabilities	36,671	35,060
Total current liabilities	490,959	250,230
Unamortized investment tax credits	1,724	1,798
Deferred income taxes	192,946	298,924
Regulatory liabilities	179,706	38,735
Pension and postretirement benefits other than pensions	252,141	222,691
Advances for construction	182,502	182,448
Contributions in aid of construction	186,721	180,790
Other long-term liabilities	44,421	44,913
Commitments and contingencies
TOTAL CAPITALIZATION AND LIABILITIES	$2,740,375	$2,411,745
See accompanying Notes to Consolidated Financial Statements.

CALIFORNIA WATER SERVICE GROUP
Consolidated Statements of Income

	For the Years Ended December 31,
	2017	2016	2015
	(In thousands, except per share data)
Operating revenue	$666,890	$609,370	$588,368
Operating expenses:
Operations:
Purchased water	199,081	181,515	168,557
Purchased power	28,862	27,180	27,890
Pump taxes	13,924	11,298	11,479
Administrative and general	102,914	98,474	113,110
Other operations	74,448	80,082	67,248
Maintenance	22,530	22,993	21,463
Depreciation and amortization	76,783	63,599	61,381
Income taxes	28,928	24,804	24,528
Property and other taxes	24,797	23,231	21,559
Total operating expenses	572,267	533,176	517,215
Net operating income	94,623	76,194	71,153
Other income and expenses:
Non-regulated revenue	15,898	16,585	15,624
Non-regulated expenses	(9,390)	(11,445)	(14,044)
Allowance for equity funds used during construction	3,750	—	—
Gain (loss) on sale of non-utility property	663	(146)	315
Income tax expense on other income and expenses	(4,435)	(2,012)	(761)
Net other income	6,486	2,982	1,134
Interest expense:
Interest expense	36,288	33,466	29,185
Allowance for borrowed funds used during construction	(2,360)	(2,965)	(1,915)
Net interest expense	33,928	30,501	27,270
Net income	$67,181	$48,675	$45,017
Earnings per share:
Basic	$1.40	$1.02	$0.94
Diluted	$1.40	$1.01	$0.94
Weighted average number of common shares outstanding:
Basic	48,009	47,953	47,865
Diluted	48,009	47,956	47,880
See accompanying Notes to Consolidated Financial Statements.

CALIFORNIA WATER SERVICE GROUP
Consolidated Statements of Common Stockholders' Equity
For the Years Ended December 31, 2017, 2016 and 2015

	Common Stock		Additional Paid-in Capital	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
	(In thousands)
Balance at December 31, 2014	47,806	$478	$330,558	$295,590	$626,626
Net income				45,017	45,017
Issuance of common stock	69	1	2,577		2,578
Dividends paid on common stock ($0.670 per share)				(32,066)	(32,066)
Balance at December 31, 2015	47,875	479	333,135	308,541	642,155
Net income				48,675	48,675
Issuance of common stock	90	1	1,721		1,722
Dividends paid on common stock ($0.690 per share)				(33,081)	(33,081)
Balance at December 31, 2016	47,965	480	334,856	324,135	659,471
Net income				67,181	67,181
Issuance of common stock	47	—	1,373		1,373
Dividends paid on common stock ($0.720 per share)				(34,563)	(34,563)
Balance at December 31, 2017	48,012	$480	$336,229	$356,753	$693,462
See accompanying Notes to Consolidated Financial Statements.

CALIFORNIA WATER SERVICE GROUP
Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2017	2016	2015
	(In thousands)
Operating activities:
Net income	$67,181	$48,675	$45,017
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	78,592	65,203	63,182
Amortization of debt premium and expenses	920	871	825
Changes in normalized deferred income taxes	21,087	26,818	24,393
Change in value of life insurance contracts	(3,058)	(1,026)	218
Allowance for equity funds used during construction	(3,750)	—	—
Stock-based compensation	3,118	2,849	2,578
(Gain) loss on sale of non-utility property	(663)	146	(315)
Write-off of capital costs	1,293	3,221	—
Changes in operating assets and liabilities:
Receivables	(31,871)	(343)	1,855
Unbilled revenue	(4,528)	(2,047)	559
Taxes, prepaid expenses, and other assets	(3,718)	1,276	(2,366)
Accounts payable	1,564	3,839	(819)
Other current liabilities	2,164	4,056	(1,106)
Other changes in noncurrent assets and liabilities	19,511	6,906	10,948
Net cash provided by operating activities	147,842	160,444	144,969
Investing activities:
Utility plant expenditures	(259,194)	(228,938)	(176,833)
Proceeds from sale of non-utility assets	666	395	319
TCP settlement proceeds	56,004	—	—
Life insurance benefits	1,558	495	—
Purchase of life insurance	(5,605)	(2,857)	(2,032)
Change in restricted cash	(81)	66	288
Net cash used in investing activities	(206,652)	(230,839)	(178,258)
Financing activities:
Short-term borrowings, net of expenses of $0 for 2017 and 2016, and $1,197 for 2015	265,000	145,100	94,303
Repayment of short-term borrowings	(87,000)	(81,615)	(141,000)
Issuance of long-term debt, net of expenses of $0 for 2017, $177 for 2016, and $707 for 2015	—	49,823	99,343
Advances and contributions in aid of construction	21,369	21,448	16,026
Refunds of advances for construction	(8,378)	(6,885)	(6,726)
Retirement of long-term debt	(26,829)	(6,996)	(7,003)
Repurchase of common stock	(1,505)	(744)	(338)
Dividends paid	(34,563)	(33,081)	(32,066)
Net cash provided by financing activities	128,094	87,050	22,539
Change in cash and cash equivalents	69,284	16,655	(10,750)
Cash and cash equivalents at beginning of year	25,492	8,837	19,587
Cash and cash equivalents at end of year	$94,776	$25,492	$8,837
Supplemental disclosures of cash flow information:
Cash paid (received) during the year for:
Interest (net of amounts capitalized)	$32,223	$28,038	$25,345
Income tax refunds	(1,697)	—	—
Supplemental disclosure of investing and financing non-cash activities:
Accrued payables for investments in utility plant	41,017	27,150	21,546
Utility plant contributed by developers	19,898	16,824	7,383
Litigation proceeds for MTBE contamination reclassified from other long-term liabilities to depreciable plant and equipment	2,420	484	332
See accompanying Notes to Consolidated Financial Statements.

CALIFORNIA WATER SERVICE GROUP
Notes to Consolidated Financial Statements
December 31, 2017, 2016, and 2015
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
The Company's regulated water and related utility services requirements are authorized by the Commissions in the states in which the Company operates. The revenue requirements are intended to provide the Company a reasonable opportunity to recover its operating costs and earn a return on investments.
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
December 31, 2017, 2016, and 2015
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
Flat rate customers are billed in advance at the beginning of the service period. The revenue is prorated so that the portion of revenue applicable to the current period is included in that period’s revenue, with the balance recorded as unearned revenue on the balance sheet and recognized as revenue when earned in the subsequent accounting period. The unearned revenue liability was $0.7 million and $0.8 million as of December 31, 2017 and 2016, respectively. This liability is included in "other accrued liabilities" on our consolidated balance sheets.
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
Allowance for Doubtful Accounts
The Company provides an allowance for doubtful accounts receivable. The allowance is based upon specific identified accounts plus an estimate of uncollectible accounts based upon historical percentages. The balance of customer receivables is net of the allowance for doubtful accounts of $0.8 million, $0.8 million, and $0.7 million as of December 31, 2017, 2016 and 2015, respectively.
The activities in the allowance for doubtful accounts are as follows:

	2017	2016	2015
Beginning Balance	$830	$730	$697
Provision for uncollectible accounts	1,570	2,111	1,674
Net write off of uncollectible accounts	(1,627)	(2,011)	(1,641)
Ending Balance	$773	$830	$730
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

CALIFORNIA WATER SERVICE GROUP
Notes to Consolidated Financial Statements (Continued)
December 31, 2017, 2016, and 2015
Dollar amounts in thousands unless otherwise stated
2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The following table represents depreciable plant and equipment as of December 31:

	2017	2016
Equipment	$592,612	$561,909
Office buildings and other structures	245,877	218,711
Transmission and distribution plant	1,891,268	1,741,554
Total	$2,729,757	$2,522,174
Depreciation of utility plant is computed on a straight-line basis over the assets' estimated useful lives including cost of removal of certain assets as follows:

Useful Lives
Equipment	5 to 50 years
Transmission and distribution plant	40 to 65 years
Office Buildings and other structures	50 years
The provision for depreciation expressed as a percentage of the aggregate depreciable asset balances was 3.00% in 2017, 2.70% in 2016 and 2.80% in 2015.
Allowance for Funds Used During Construction
The allowance for funds used during construction (AFUDC) represents the capitalized cost of funds used to finance the construction of the utility plant. In general, AFUDC is applied to Cal Water construction projects requiring more than one month to complete. No AFUDC is applied to projects funded by customer advances for construction, contributions in aid of construction, or applicable state-revolving fund loans. AFUDC includes the net cost of borrowed funds and a rate of return on other funds when used, and is recovered through water rates as the utility plant is depreciated. Cal Water was authorized by the CPUC to record AFUDC on construction work in progress effective January 1, 2017. Prior to January 1, 2017, the CPUC authorized Cal Water to only record capitalized interest on borrowed funds. Cal Water previously reported the amounts authorized as capitalized interest and a reduction to interest expense. The amount of AFUDC related to equity funds and to borrowed funds for 2017, 2016, and 2015 are shown in the tables below:

	2017	2016	2015
Allowance for equity funds used during construction	$3,750	$—	$—
Allowance for borrowed funds used during construction	2,360	2,965	1,915
Total	$6,110	$2,965	$1,915
Asset Retirement Obligation
The Company has a legal obligation to retire wells in accordance with State Water Resources Control Board regulations. In addition, upon decommission of a wastewater plant or lift station certain wastewater infrastructure would need to be retired in accordance with State Water Resources Control Board regulations. An asset retirement cost and corresponding retirement obligation is recorded when a well or waste water infrastructure is placed into service. As of December 31, 2017 and 2016, the retirement obligation is estimated to be $21.2 million and $20.3 million, respectively. The change only impacted the consolidated balance sheet.
Cash and Cash Equivalents
Cash and cash equivalents include highly liquid investments with remaining maturities of three months or less at the time of acquisition. Cash and cash equivalents was $94.8 million and $25.5 million as of December 31, 2017 and December 31, 2016, respectively.

CALIFORNIA WATER SERVICE GROUP
Notes to Consolidated Financial Statements (Continued)
December 31, 2017, 2016, and 2015
Dollar amounts in thousands unless otherwise stated
2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Restricted Cash
In 2017 restricted cash includes $0.5 million of proceeds collected through a surcharge on certain customers' bills plus interest earned on the proceeds and is used to service California Safe Drinking Water Bond obligations. All restricted cash is included in "taxes, prepaid expenses, and other assets". As of December 31, 2017 and 2016, restricted cash was $0.6 million and $0.4 million, respectively.
Regulatory Assets and Liabilities
Because the Company operates almost exclusively in a regulated business, the Company is subject to the accounting standards for regulated utilities. The Commissions in the states in which the Company operates establish rates that are designed to permit the recovery of the cost of service and a return on investment. The Company capitalizes and records regulatory assets for costs that would otherwise be charged to expense if it is probable that the incurred costs will be recovered in future rates. Regulatory assets are amortized over the future periods that the costs are expected to be recovered. If costs expected to be incurred in the future are currently being recovered through rates, the Company records those expected future costs as regulatory liabilities. In addition, the Company records regulatory liabilities when the Commissions require a refund to be made to the Company's customers over future periods.
Determining probability requires significant judgment by management and includes, but is not limited to, consideration of testimony presented in regulatory hearings, proposed regulatory decisions, final regulatory orders, and the strength or status of applications for rehearing or state court appeals.
If the Company determines that a portion of the Company's assets used in utility operations is not recoverable in customer rates, the Company would be required to recognize the loss of the assets disallowed.
Regulatory assets and liabilities were comprised of the following as of December 31:

	2017	2016
Regulatory Assets
Pension and retiree group health	$214,249	$188,880
Property-related temporary differences (tax benefits flowed through to customers)	87,323	92,099
Other accrued benefits	28,251	27,503
Net WRAM and MCBA long-term accounts receivable	34,879	16,148
Asset retirement obligations, net	17,126	15,812
Interim rates long-term accounts receivable	4,568	4,605
Tank coating	10,998	8,452
Health care balancing account	496	1,000
Pension balancing account	2,322	—
Other regulatory assets	935	1,431
Total Regulatory Assets	$401,147	$355,930
Regulatory Liabilities
Future tax benefits due to customers	$168,343	$33,231
Health care balancing account	7,749	—
Conservation program	2,273	584
Pension balancing account	364	695
Net WRAM and MCBA long-term payable	513	611
Other regulatory liabilities	464	3,614
Total Regulatory Liabilities	$179,706	$38,735

CALIFORNIA WATER SERVICE GROUP
Notes to Consolidated Financial Statements (Continued)
December 31, 2017, 2016, and 2015
Dollar amounts in thousands unless otherwise stated
2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The increase in future tax benefits due to customers as of December 31, 2017, as compared to the prior year, was due to federal tax law changes enacted by the federal Tax Cuts and Jobs Act (TCJA) on December 22, 2017. The TCJA reduced the federal corporate income tax rate from 35 percent to 21 percent beginning on January 1, 2018 and GAAP requires the Company to re-measure all existing deferred income tax assets and liabilities to reflect the reduction in the federal tax rate on the enactment date. The Company is working with state regulators to finalize the ratepayer refund process to ensure compliance with federal normalization rules.
The Company's pension and postretirement health care benefits regulatory asset is the amount the Company expects to recover from customers in the future for these plans at the end of the calendar year.
The property-related temporary differences are primarily due to: (i) the difference between book and federal income tax depreciation on utility plant that was placed in service before the regulatory Commissions adopted normalization for rate making purposes; and (ii) certain (state) deferred taxes for which flow through accounting continues to be applied to originating deferred taxes. The regulatory asset will be recovered in rates in future periods as the tax effects of the temporary differences previously flowed-through to customers reverse.
Other accrued benefits are accrued benefits for vacation, self-insured workers' compensation, and directors' retirement benefits. The net WRAM and MCBA long-term accounts receivable is the under-collected portion of recorded revenues that are not expected to be collected from customers within 12 months. The asset retirement obligation regulatory asset represents the difference between costs associated with asset retirement obligations and amounts collected in rates. Tank coating represents the maintenance costs for tank coating projects that are recoverable from customers. The health care balancing account regulatory asset/liability is for incurred health care costs that exceeded/was below the cost recovery in rates and is recoverable/refundable from/to customers.
Short-term regulatory assets and liabilities are excluded from the above table.
The short-term regulatory assets for 2017 and 2016 were $36.8 million and $30.3 million, respectively. The short-term regulatory assets, as of December 31, 2017, primarily consist of net WRAM and MCBA receivables. As of December 31, 2016, the short-term regulatory assets were primarily interim rates, 2014-2015 drought recovery, and net WRAM and MCBA receivables.
The short-term portion of regulatory liabilities for 2017 and 2016 were $59.3 million and $4.8 million, respectively. The short-term regulatory liabilities, as of December 31, 2017, primarily consist of TCP settlement proceeds (see Note 14 - Commitments and Contingencies) and net WRAM and MCBA liability balances. As of December 31, 2016, the short-term regulatory liabilities were primarily net WRAM and MCBA liability balances and net refund balances to customers for the pension and conservation programs from the 2012 GRC.
Impairment of Long-Lived Assets, Intangibles and Goodwill
The Company's long-lived assets include transmission and distribution plant, equipment, land, buildings, and intangible assets. Long-lived assets, other than land, are depreciated or amortized over their estimated useful lives, and are reviewed for impairment whenever changes in circumstances indicate the carrying value of the assets may not be recoverable. Such circumstances would include items such as a significant decrease in the market value of a long-lived asset, a significant adverse change in the manner in which the asset is being used or planned to be used or in its physical condition, or a history of operating or cash flow losses associated with the uses of the asset. In addition, changes in the expected useful life of these long-lived assets may also be an impairment indicator. When such events or changes occur, the Company estimates the fair value of the asset from future cash flows expected to result from the use and, if applicable, the eventual disposition of the assets, and compare that to the carrying value of the asset. If the carrying value is greater than the fair value, then an impairment loss is recognized equal to the amount by which the asset's carrying value exceeds its fair value. The key variables that must be estimated include assumptions regarding sales volume, rates, operating costs, labor and other benefit costs, capital additions, assumed discount rates and other economic factors. These variables require significant management judgment and include inherent uncertainties since they are forecasting future events. A variation in the assumptions used could lead to a different conclusion regarding the realizability of an asset and, thus could have a significant effect on the consolidated financial statements.
Goodwill is measured as the excess of the cost of an acquisition over the sum of the amounts assigned to identifiable assets acquired less liabilities assumed. Goodwill is not amortized but instead is reviewed annually at November 30th for impairment or more frequently if impairment indicators arise. The impairment test is performed at the reporting unit level using a two- step, fair-

CALIFORNIA WATER SERVICE GROUP
Notes to Consolidated Financial Statements (Continued)
December 31, 2017, 2016, and 2015
Dollar amounts in thousands unless otherwise stated
2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

value based approach. The first step determines the fair value of the reporting unit and compares it to the reporting unit's carrying value. If the fair value of the reporting unit is less than its carrying amount, a second step is performed to measure the amount of impairment loss, if any. The second step allocates the fair value of the reporting unit to the Company's tangible and intangible assets and liabilities. This derives an implied fair value for the reporting unit's goodwill. If the carrying amount of the reporting unit's goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized equal to the excess.
Long-Term Debt Premium, Discount and Expense
The premiums, discounts, and issuance expenses on long-term debt are amortized over the original lives of the related debt on a straight-line basis which approximates the effective interest method. Premiums paid on the early redemption of certain debt and the unamortized original issuance discount and expense are amortized over the life of new debt issued in conjunction with the early redemption. Amortization expense included in interest expense for 2017, 2016, and 2015 was $0.9 million, $0.9 million, and $0.8 million, respectively.
Advances for Construction
Advances for construction consist of payments received from developers for installation of water production and distribution facilities to serve new developments. Advances are excluded from rate base for rate setting purposes. Annual refunds are made to developers without interest. Advances of $182.5 million, and $182.4 million at December 31, 2017 and 2016, respectively, will be refunded primarily over a 40-year period in equal annual amounts. Estimated refunds of advances for the succeeding 5 years are approximately $7.9 million in 2018, $7.7 million in 2019, $7.7 million in 2020, $7.6 million in 2021, and $7.6 million in 2022.
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
Historically the Commissions reduced revenue requirements for the tax effects of certain originating temporary differences and allowed recovery of these tax costs as the related temporary differences reverse. The Commissions have granted the Company rate increases to reflect the normalization of the tax benefits of the federal accelerated methods and available Investment Tax Credits (ITC) for all assets placed in service after 1980. ITCs are deferred and amortized over the lives of the related properties for book purposes. The CPUC granted flow through for state taxes.
Subsequent to 1986, Advances for Construction and Contributions in Aid of Construction were taxable for federal income tax purposes. Subsequent to 1991, Advances for Construction and Contributions in Aid of Construction were subject to California income tax. Due to changes in the federal tax law in 1996 and the California tax law in 1997 only deposits for new services were taxable. In late 2000, federal regulations were further modified to exclude contributions of fire services from taxable income. With the enactment of the TCJA, all Advances for Construction and Contributions in Aid of Construction received from developers after December 22, 2017 became taxable for federal income tax purposes.
The accounting standards for accounting for uncertainty in income taxes allows the inclusion of interest and penalties related to uncertain tax positions as a component of income taxes. See note 10 "Income Taxes".

CALIFORNIA WATER SERVICE GROUP
Notes to Consolidated Financial Statements (Continued)
December 31, 2017, 2016, and 2015
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
The Company did not grant any Stock Appreciation Rights (SARs) in 2017, 2016, and 2015. There were no SARs outstanding as of December 31, 2017 and 2016. As of December 31, 2015, there were 64,500 shares of SARs outstanding.
All SARs were dilutive in 2017, 2016, and 2015. The dilutive effect is shown in the table below:

	2017	2016	2015
	(In thousands, except per share data)
Net income available to common stockholders	$67,181	$48,675	$45,017
Weighted average common shares, basic	48,009	47,953	47,865
Dilutive SARs (treasury method)	—	3	15
Weighted average common shares, dilutive	48,009	47,956	47,880
Earnings per share—basic	$1.40	$1.02	$0.94
Earnings per share—diluted	$1.40	$1.01	$0.94
Stock-based Compensation
Stock-based compensation cost is measured at the grant date based on the fair value of the award. The Company recognizes compensation expense on a straight-line basis over the requisite service period, which is the vesting period.
Comprehensive Income or Loss
Comprehensive income for all periods presented was the same as net income.
Accumulated Other Comprehensive Income
The Company did not have any accumulated other comprehensive income or loss transactions as of December 31, 2017 and 2016.
Adoption of New Accounting Standards
In March 2016, the Financial Accounting Standards Board (FASB) issued updated accounting guidance on simplifying the accounting for share-based payments (Accounting Standards Update (ASU) 2016-09), which includes the accounting for share-based payment transactions, the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The Company adopted and implemented the changes to accounting for share-based payments on January 1, 2017 and applied the requirements retrospectively on the statement of cash flows for all periods presented. The Company's forfeiture policy did not change and the Company continues to account for forfeitures when they occur. For the twelve month period ended December 31, 2017, the Company recorded $0.6 million of income tax benefits in excess of compensation costs for share-based compensation which reduced the effective tax rate. The tax-related cash flows resulting from share-based payments were reported as operating activities and the associated cash paid by the company for employee tax withholding transactions were reported as financing activities on the consolidated statement of cash flows.

CALIFORNIA WATER SERVICE GROUP
Notes to Consolidated Financial Statements (Continued)
December 31, 2017, 2016, and 2015
Dollar amounts in thousands unless otherwise stated
2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The following tables show the effects of the accounting change to the Condensed Consolidated Statements of Cash Flows for 2016 and 2015:

	2016
Cash Flow Classification	As Reported on Form 10-K	Adjusted Balance on Form 10-K	Increase (Decrease) from Retrospective Adoption
Other changes in noncurrent assets and liabilities	$6,162	$6,906	$744
Net cash provided by operating activities	159,700	160,444	744
Repurchase of common stock	—	(744)	(744)
Net cash provided by financing activities	87,794	87,050	(744)

	2015
Cash Flow Classification	As Reported on Form 10-K	Adjusted Balance on Form 10-K	Increase (Decrease) from Retrospective Adoption
Other changes in noncurrent assets and liabilities	$10,610	$10,948	$338
Net cash provided by operating activities	144,631	144,969	338
Repurchase of common stock	—	(338)	(338)
Net cash provided by financing activities	22,877	22,539	(338)
New Accounting Standards Issued But Not Yet Adopted
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which amends the existing revenue recognition guidance. In August 2015, the FASB deferred the effective date of this amendment for public companies by one year to January 1, 2018, with early adoption permitted as of the original effective date of January 1, 2017. The Company completed an evaluation of the new revenue standard and implemented the standard on January 1, 2018 using the modified retrospective method. The adoption of the new revenue standard will not materially impact the timing or recognition of revenue related to the sale and delivery of water to its customers, which is a significant percentage of the Company's revenue. The adoption of the new revenue standard will result in expanded revenue related disclosures. The Company plans to disclose revenues from contracts with customers separately from regulatory balancing account revenue and disaggregate customer contract revenue by customer class.
In February 2016, the FASB issued ASU 2016-02, Leases. This update changes the accounting treatment of leases and related disclosure requirements. In November of 2017, the FASB tentatively decided to amend the new leasing guidance such that entities may elect not to restate their comparative periods in the period of adoption. The guidance requires lessees to recognize an asset and liability on the balance sheet for all of their lease obligations. Operating leases were previously not recognized on the balance sheet. ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2018 and early adoption is permitted. The Company will adopt the standard using the modified retrospective method for its existing leases and expects this standard to increase lease assets and lease liabilities on the Consolidated Balance Sheets. The Company does not expect that the guidance will have a material impact on the Consolidated Statements of Income, Consolidated Statements of Cash Flows, and lease disclosures.
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230) - Classification of Certain Cash Receipts and Cash Payments. This update adds and clarifies guidance on the classification of certain cash receipts and payments in the statement of cash flows. ASU 2016-15 became effective for the Company on January 1, 2018. The Company does not expect the guidance to have a material effect on its consolidated financial statements and related disclosures.
In March 2017, the FASB issued ASU 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. The update requires employers to present the service cost component of the net periodic benefit cost in the same income statement line item as other employee compensation costs arising from services rendered during the period. The other components of net benefit cost, including interest cost, expected return on plan assets, amortization of prior service cost/credit and actuarial gain/loss, and settlement and curtailment effects, are to be presented as non-operating

CALIFORNIA WATER SERVICE GROUP
Notes to Consolidated Financial Statements (Continued)
December 31, 2017, 2016, and 2015
Dollar amounts in thousands unless otherwise stated
2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

items. Employers will have to disclose the line(s) used to present the other components of net periodic benefit cost, if the components are not presented separately in the income statement. The standard only allows the service cost component to be eligible for capitalization. The Company has completed an evaluation of the new standard and its impact on its consolidated financial statements and related disclosures and adopted the new accounting standard on January 1, 2018. The adoption of this guidance will change the Company's financial statement presentation of net benefit costs and modify the amounts eligible to be capitalized. However, based on current regulatory authorization, the changes required by the standard will not materially impact the results of operations.
3 OTHER INCOME AND EXPENSES
The Company conducts various non-regulated activities as reflected in the table below:

	2017		2016		2015
	Revenue	Expense	Revenue	Expense	Revenue	Expense
Operating and maintenance	$8,621	$8,847	$8,430	$9,061	$9,385	$10,438
Leases	2,015	182	1,923	204	1,929	208
Design and construction	1,918	1,635	1,792	1,473	1,399	1,292
Meter reading and billing	256	(6)	242	62	597	434
Interest income	68	—	18	—	39	—
Change in value of life insurance contracts (gain) loss	—	(3,057)	—	(1,026)	—	218
Other non-regulated income and expenses	3,020	1,789	4,180	1,671	2,275	1,454
Total	$15,898	$9,390	$16,585	$11,445	$15,624	$14,044
Operating and maintenance services and meter reading and billing services are provided for water and wastewater systems owned by private companies and municipalities. The agreements call for a fee-per-service or a flat-rate amount per month. Leases have been entered into with telecommunications companies for cellular phone antennas placed on the Company's property. Design and construction services are for the design and installation of water mains and other water infrastructure for others outside the Company's regulated service areas. Third-party insurance program gains and losses are included in other non-regulated income and expenses. Also, the 2016 other non-regulated income and expenses included a litigation gain of $1.5 million.

CALIFORNIA WATER SERVICE GROUP
Notes to Consolidated Financial Statements (Continued)
December 31, 2017, 2016, and 2015
Dollar amounts in thousands unless otherwise stated
4 INTANGIBLE ASSETS

As of December 31, 2017 and 2016, intangible assets that will continue to be amortized and those not amortized were:

	Weighted Average Amortization Period (years)	2017			2016
		Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Amortized intangible assets:
Water pumping rights	usage	$1,084	$108	$976	$1,084	$105	$979
Water planning studies	11	15,922	10,306	5,616	15,734	9,307	6,427
Leasehold improvements and other	19	1,426	804	622	1,331	696	635
Total		$18,432	$11,218	$7,214	$18,149	$10,108	$8,041
Unamortized intangible assets:
Perpetual water rights and other		$3,780	$—	$3,780	$3,776	$—	$3,776
Water pumping rights usage is the amount of water pumped from aquifers to be treated and distributed to customers.
For the years ended December 31, 2017 and 2016, amortization of intangible assets was $1.6 million and for the year ended December 31, 2015, amortization of intangible assets was $1.4 million. Estimated future amortization expense related to intangible assets for the succeeding 5 years is approximately $1.4 million in 2018, $1.2 million in 2019, $0.7 million in 2020, $0.6 million in 2021, $0.5 million in 2022, and $2.7 million thereafter.
5 PREFERRED STOCK
The Company is authorized to issue 241,000 shares of Preferred Stock as of December 31, 2017. No shares of Preferred Stock were issued and outstanding as of December 31, 2017 or 2016.
6 COMMON STOCKHOLDERS' EQUITY
As of December 31, 2017 and 2016, 48,012,432 shares and 47,964,915 shares, respectively, of common stock were issued and outstanding.
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
December 31, 2017 and 2016
Dollar amounts in thousands unless otherwise stated

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
As of December 31, 2017 and December 31, 2016, the outstanding borrowings on the Company lines of credit were $55.1 million and $57.1 million, respectively. The borrowings on the Cal Water lines of credit as of December 31, 2017 was $220.0 million and $40.0 million as of December 31, 2016.
The following table represents borrowings under the bank lines of credit:

	2017	2016
Maximum short-term borrowings	$275,100	$97,100
Average amount outstanding	$179,739	$65,804
Weighted average interest rate	2.05%	1.33%

CALIFORNIA WATER SERVICE GROUP
Notes to Consolidated Financial Statements (Continued)
December 31, 2017 and 2016
Dollar amounts in thousands unless otherwise stated

8 LONG-TERM DEBT
As of December 31, 2017 and 2016, long-term debt outstanding was:

	Series	Interest Rate	Maturity Date	2017	2016
First Mortgage Bonds	TTT	4.610%	2056	$10,000	$10,000
	SSS	4.410%	2046	40,000	40,000
	QQQ	3.330%	2025	50,000	50,000
	RRR	4.310%	2045	50,000	50,000
	PPP	5.500%	2040	100,000	100,000
	LL	5.875%	2019	100,000	100,000
	AAA	7.280%	2025	20,000	20,000
	BBB	6.770%	2028	20,000	20,000
	CCC	8.150%	2030	20,000	20,000
	DDD	7.130%	2031	20,000	20,000
	EEE	7.110%	2032	20,000	20,000
	FFF	5.900%	2017	—	20,000
	GGG	5.290%	2022	9,091	10,909
	HHH	5.290%	2022	9,091	10,909
	III	5.540%	2023	5,454	6,364
	JJJ	5.440%	2018	909	1,818
	LLL	5.480%	2018	10,000	10,000
	OOO	6.020%	2031	20,000	20,000
	CC	9.860%	2020	16,900	17,000
Total First Mortgage Bonds				521,445	547,000
California Department of Water Resources Loans		2.6% to 8.0%	2018 - 32	6,201	6,519
Other Long-term debt				7,956	8,909
Unamortized debt issuance costs				(3,889)	(4,475)
Total long-term debt				531,713	557,953
Less current maturities				15,920	26,208
Long-term debt excluding current maturities				$515,793	$531,745
Cal Water repaid $20.0 million of First Mortgage Bond FFF, which matured in 2017.
On October 4, 2011, Cal Water entered into a capital lease arrangement with the City of Hawthorne to operate the City's water system for a 15-year period. The $6.4 million and $7.0 million capital lease liability as of December 31, 2017 and 2016 is included in other long-term debt and current maturities set forth above.

CALIFORNIA WATER SERVICE GROUP
Notes to Consolidated Financial Statements (Continued)
December 31, 2017, 2016 and 2015
Dollar amounts in thousands unless otherwise stated

9 OTHER ACCRUED LIABILITIES
As of December 31, 2017 and 2016, other accrued liabilities were:

	2017	2016
Accrued and deferred compensation	$23,916	$22,572
Accrued benefits and workers' compensation claims	6,640	6,460
Other	6,115	6,028
TOTAL OTHER ACCRUED LIABILITIES	$36,671	$35,060
10 INCOME TAXES
Income tax expense (benefit) consisted of the following:

	Federal	State	Total
2017
Current	$—	$3	$3
Deferred	32,652	707	33,359
Total	$32,652	$710	$33,362
2016
Current	$130	$2	$132
Deferred	26,603	81	26,684
Total	$26,733	$83	$26,816
2015
Current	$9,591	$1,706	$11,297
Deferred	15,374	(1,382)	13,992
Total income tax	$24,965	$324	$25,289
The Company's 2017, 2016 and 2015 federal qualified repairs and maintenance deductions totaled $85.7 million, $84.9 million, and $65.2 million, respectively.
The total federal NOL carry-forward was $72.6 million and the state NOL carry-forward was $55.4 million as of December 31, 2017. Management has concluded that the NOL carry-forward amounts are more likely than not to be recovered and therefore require no valuation allowance. The loss and credit carry-forward will begin to expire in 2032.
As of December 31, 2017, the California Enterprise Zone (EZ) credit was $4.2 million net of federal tax benefit for qualified property purchased before January 1, 2015, and placed in service before January 1, 2016. The Company has carry-forward California EZ credits of $2.3 million net of any unrecognized tax benefit. Unused State of California EZ credits can carry-forward until 2024.

CALIFORNIA WATER SERVICE GROUP
Notes to Consolidated Financial Statements (Continued)
December 31, 2017, 2016, and 2015
Dollar amounts in thousands unless otherwise stated
10 INCOME TAXES (Continued)

The difference between the recorded and the statutory income tax expense was reconciled in the table below:

	2017	2016	2015
Statutory income tax	$35,190	$26,422	$24,607
Increase (reduction) in taxes due to:
State income taxes net of federal tax benefit	5,781	4,341	4,043
Effect of regulatory treatment of fixed asset differences	(4,584)	(4,298)	(3,450)
Investment tax credits	(74)	(74)	(74)
AFUDC equity	(1,528)	—	—
Share base stock compensation	(581)	—	—
Other	(842)	425	163
Total income tax	$33,362	$26,816	$25,289
The effect of regulatory treatment of fixed asset differences includes estimated repair and maintenance deductions and asset related flow through items.
On December 22, 2017, the U.S. government enacted expansive tax legislation commonly referred to as the TCJA. Among other provisions, the TCJA reduces the federal income tax rate from 35 percent to 21 percent beginning on January 1, 2018 and eliminated bonus depreciation for utilities. The TCJA required the Company to re-measure all existing deferred income tax assets and liabilities to reflect the reduction in the federal tax rate. The Company made reasonable estimates to reflect the impacts of the TCJA and recorded provisional amounts, in accordance with rules issued by the SEC in Staff Accounting Bulletin No. 118, for the re-measurement of deferred tax balances as of December 31, 2017.
During the three months and year ended December 31, 2017, the Company recorded a provisional re-measurement of its deferred tax balances (related mostly to timing differences for plant-related items) which was offset by a change from a net deferred income tax regulatory asset to a net regulatory liability. The Company is working with state regulators to finalize the ratepayer net refund of $108.0 million to ensure compliance with federal normalization rules.
The final transition impacts of the TCJA may differ from the recorded amounts, possibly materially, due to, among other things, regulatory decisions that could differ from the Company’s determination of how the impacts of the TCJA are allocated between customers and shareholders. In addition, while the Company was able to make reasonable estimates of the impact of the reduction in federal tax rate and the elimination of bonus depreciation due to the enactment of the TCJA; the Company has not completed analysis for areas of the TCJA around Internal Revenue Code Section 162(m), full expensing of fixed assets, and other asset related items of the TCJA. Changes in interpretations, guidance on legislative intent, and any changes in accounting standards for income taxes in response to the TCJA could impact the recorded amounts. The Company will finalize and record any adjustments related to the TCJA within the one year measurement period provided under Staff Accounting Bulletin No. 118.

CALIFORNIA WATER SERVICE GROUP
Notes to Consolidated Financial Statements (Continued)
December 31, 2017, 2016, and 2015
Dollar amounts in thousands unless otherwise stated
10 INCOME TAXES (Continued)

The deferred tax assets and deferred tax liabilities as of December 31, 2017 and 2016, were presented in the following table:

	2017	2016
Deferred tax assets:
Developer deposits for extension agreements and contributions in aid of construction	$33,552	$46,318
Net operating loss carryforward and tax credits	13,329	12,348
Pension	7,906	9,865
Income tax regulatory liability	41,712	—
Other	280	5,651
Total deferred tax assets	96,779	74,182
Deferred tax liabilities:
Property related basis and depreciation differences	262,442	347,071
WRAM/MCBA and interim rates balancing accounts	24,733	20,714
Other	2,550	5,321
Total deferred tax liabilities	289,725	373,106
Net deferred tax liabilities	$192,946	$298,924
The decreases in developer deposits for extension agreements and contributions in aid of construction and property related basis and depreciation differences, as compared to the prior year, were mostly due to the re-measurement of deferred tax balances as required by the TCJA. The increase in the deferred tax asset for the income tax regulatory liability represents the tax gross up to the revenue requirement for the re-measurement of net deferred taxes associated with a lower federal income tax rate as a result of the TCJA, as well as the future tax benefit associated with the expected reduction in revenue.
A valuation allowance was not required at December 31, 2017 and 2016. Based on historical taxable income and future taxable income projections over the period in which the deferred assets are deductible, management believes it is more likely than not that the Company will realize the benefits of the deductible differences.
The following table reconciles the changes in unrecognized tax benefits:

	December 31, 2017	December 31, 2016	December 31, 2015
Balance at beginning of year	$10,499	$10,298	$7,916
Additions for tax positions taken during prior year	—	—	—
Additions for tax positions taken during current year	559	201	2,382
Reductions for tax positions taken during a prior year	—	—	—
Lapse of statute of limitations	—	—	—
Balance at end of year	$11,058	$10,499	$10,298
The Company does not expect a material change in its unrecognized tax benefits within the next 12 months. The component of unrecognized tax benefits that, if recognized, would affect the effective tax rate as of December 31, 2017, for the Company was $2.1 million, with the remaining balance representing the potential deferral of taxes to later years.
The Company's federal income tax years subject to an examination are from 2013 to 2017 and the state income tax years subject to an examination are from 2012 to 2017.

CALIFORNIA WATER SERVICE GROUP
Notes to Consolidated Financial Statements (Continued)
December 31, 2017, 2016, and 2015
Dollar amounts in thousands unless otherwise stated
11 EMPLOYEE BENEFIT PLANS

Savings Plan
The Company sponsors a 401(k) qualified defined contribution savings plan that allows participants to contribute up to 20% of pre-tax compensation. Effective January 1, 2010, the Company matches 75 cents for each dollar contributed by the employee up to a maximum Company match of 6.0% of base salary. Company contributions were $5.6 million, $5.4 million, and $5.0 million, for the years 2017, 2016, and 2015, respectively.
Pension Plans
The Company provides a qualified, defined-benefit, non-contributory pension plan for substantially all employees. The accumulated benefit obligations of the pension plan are $513.6 million and $438.0 million as of December 31, 2017 and 2016, respectively. The fair value of pension plan assets was $460.9 million and $376.5 million as of December 31, 2017 and 2016, respectively.
Prior to 2010, pension payment obligations were generally funded by the purchase of an annuity from a life insurance company. Beginning in 2010, the pension plan trust pays monthly benefits to retirees, rather than the purchase of an annuity. Expected payments to be made are $13.5 million in 2018, $15.0 million in 2019, $16.5 million in 2020, $18.1 million in 2021, and $20.0 million in 2022. The aggregate benefits expected to be paid in the 5 years 2023 through 2027 are $125.8 million. The expected benefit payments are based upon the same assumptions used to measure the Company's benefit obligation at December 31, 2017, and include estimated future employee service.
The Company also maintains an unfunded, non-qualified, supplemental executive retirement plan. The unfunded supplemental executive retirement plan accumulated benefit obligations were $56.7 million and $46.0 million as of December 31, 2017 and 2016, respectively. Benefit payments under the supplemental executive retirement plan are paid currently and are included in the preceding paragraph.
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
The Company records the costs of postretirement benefits other than pensions (PBOP) during the employees' years of active service. Postretirement benefit expense recorded in 2017, 2016, and 2015, was $8.5 million, $8.9 million, and $15.1 million, respectively. The remaining net periodic benefit cost was $3.5 million at December 31, 2017, and is being recovered through future customer rates and is recorded as a regulatory asset. The expected benefit payments, net of retiree premiums and Medicare Part D subsidies, are $2.3 million in 2018, $2.5 million in 2019, $2.7 million in 2020, $2.9 million in 2021, and $3.2 million in 2022. The aggregate benefits expected to be paid in the 5 years 2023 through 2027 are $20.0 million. The expected Medicare Part D subsidies are $0.3 million in 2018, $0.3 million in 2019, $0.3 million in 2020, $0.4 million in 2021, and $0.3 million in 2022.
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

CALIFORNIA WATER SERVICE GROUP
Notes to Consolidated Financial Statements (Continued)
December 31, 2017, 2016, and 2015
Dollar amounts in thousands unless otherwise stated
11 EMPLOYEE BENEFIT PLANS (Continued)

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
The Company uses the following criteria to select investment funds:

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

CALIFORNIA WATER SERVICE GROUP
Notes to Consolidated Financial Statements (Continued)
December 31, 2017, 2016, and 2015
Dollar amounts in thousands unless otherwise stated
11 EMPLOYEE BENEFIT PLANS (Continued)

All Plan investments are level one investments in mutual funds and are valued at the net asset value (NAV) of the shares held at December 31, 2017 and 2016:

	Pension Benefits				Other Benefits
	2017	%	2016	%	2017	%	2016	%
Fixed Income	$171,403	37%	$141,576	38%	$60,438	60%	$54,166	63%
Domestic Equity: Small Cap Stocks	73,682	16%	61,036	16%	—	—	—	—
Domestic Equity: Large Cap Stocks	169,661	37%	136,405	36%	40,125	40%	32,412	37%
Non U.S. Equities	46,132	10%	37,532	10%	—	—	—	—
Total Plan Assets	$460,878	100%	$376,549	100%	$100,563	100%	$86,578	100%
The pension benefits fixed income category includes $22.5 million and $2.3 million of money market fund investments as of December 31, 2017 and 2016, respectively. The other benefits fixed income category includes $39.4 million and $35.5 million of money market fund investments as of December 31, 2017 and 2016, respectively.
Changes in Plan Assets, Benefits Obligations, and Funded Status
The following table reconciles the funded status of the plans with the accrued pension liability and the net postretirement benefit liability as of December 31, 2017 and 2016:

	Pension Benefits		Other Benefits
	2017	2016	2017	2016
Change in projected benefit obligation:
Beginning of year	$564,755	$501,879	$122,108	$136,736
Service cost	23,801	20,971	7,152	6,513
Interest cost	23,256	22,226	4,988	4,863
Assumption change	60,526	15,599	15,298	(8,748)
Experience loss	10,836	14,075	(4,546)	(16,041)
Benefits paid, net of retiree premiums	(11,840)	(9,995)	(1,632)	(1,215)
End of year	$671,334	$564,755	$143,368	$122,108
Change in plan assets:
Fair value of plan assets at beginning of year	$376,549	$328,634	$86,578	$72,886
Actual return on plan assets	64,365	27,916	6,508	5,342
Employer contributions	31,804	29,994	9,109	9,565
Retiree contributions and Medicare part D subsidies	—	—	1,884	1,611
Benefits paid	(11,840)	(9,995)	(3,516)	(2,826)
Fair value of plan assets at end of year	$460,878	$376,549	$100,563	$86,578
Funded status(1)	$(210,456)	$(188,206)	$(42,805)	$(35,530)
Unrecognized actuarial loss	150,545	126,610	39,796	31,821
Unrecognized prior service cost	20,342	26,123	165	207
Net amount recognized	$(39,569)	$(35,473)	$(2,844)	$(3,502)
_______________________________________________________________________________

(1)	The short-term portion of the pension benefits was $2.0 million as of December 31, 2017 and 2016.

CALIFORNIA WATER SERVICE GROUP
Notes to Consolidated Financial Statements (Continued)
December 31, 2017, 2016, and 2015
Dollar amounts in thousands unless otherwise stated
11 EMPLOYEE BENEFIT PLANS (Continued)

Amounts recognized on the balance sheet consist of:

	Pension Benefits		Other Benefits
	2017	2016	2017	2016
(Accrued) benefit costs	$60	$—	$(3,461)	$(4,119)
Accrued benefit liability	(210,456)	(188,206)	(42,805)	(35,530)
Regulatory asset	170,827	152,733	43,422	36,147
Net amount recognized	$(39,569)	$(35,473)	$(2,844)	$(3,502)
Valuation Assumptions
Below are the actuarial assumptions used in determining the benefit obligation for the benefit plans:

	Pension Benefits		Other Benefits
	2017	2016	2017	2016
Weighted average assumptions as of December 31:
Discount rate	3.60%	4.15%	3.65%	4.25%
Long-term rate of return on plan assets	6.50%	6.50%	5.50%	5.50%
Rate of compensation increases	3.25%	3.25%	—	—
Cost of living adjustment	2.50%	2.50%	—	—
The discount rate was derived from the Citigroup Pension Discount Curve using the expected payouts for the plan. The long-term rate of return assumption is the expected rate of return on a balanced portfolio invested roughly 60% in equities and 40% in fixed income securities. Returns on equity investments were estimated based on estimates of dividend yield and real earnings added to a 2.50% long-term inflation rate. For the pension and other benefit plans, the assumed returns were 7.23% for domestic equities and 8.15% for foreign equities. Returns on fixed-income investments were projected based on investment maturities and credit spreads added to a 2.50% long-term inflation rate. For the pension and other benefit plans, the assumed returns were 4.80% for fixed income investments and 2.78% for short-term cash investments. The average return for the pension and other benefit plans for the last 5 and 10 years was 9.30% and 6.10%, respectively. The Company is using a long-term rate of return of 6.50% for the pension plan and 5.50% for the other benefit plan, which is between the 25th and 75th percentile of expected results.
In 2017, the Company used the Society of Actuaries 2014 Mortality Tables Report (RP-2014) and Mortality Improvement Scale (MP-2017 with modifications) for measuring retirement plan obligations. The RP-2014 mortality table and improvement scale extended the assumed life expectancy of plan participants which resulted in an increase in the Company's accrued benefit obligation as of December 31, 2017 and 2016.
Components of Net Periodic Benefit Cost
Net periodic benefit costs for the pension and other postretirement plans for the years ended December 31, 2017, 2016, and 2015 included the following components:

	Pension Plan			Other Benefits
	2017	2016	2015	2017	2016	2015
Service cost	$23,801	$20,971	$21,306	$7,152	$6,513	$8,476
Interest cost	23,256	22,226	20,104	4,988	4,863	5,654
Expected return on plan assets	(24,119)	(21,826)	(19,138)	(4,875)	(4,129)	(3,519)
Net amortization and deferral	12,962	11,990	15,485	1,186	1,660	4,536
Net periodic benefit cost	$35,900	$33,361	$37,757	$8,451	$8,907	$15,147

CALIFORNIA WATER SERVICE GROUP
Notes to Consolidated Financial Statements (Continued)
December 31, 2017, 2016, and 2015
Dollar amounts in thousands unless otherwise stated
11 EMPLOYEE BENEFIT PLANS (Continued)

Below are the actuarial assumptions used in determining the net periodic benefit costs for the benefit plans, which uses the end of the prior year as the measurement date:

	Pension Benefits		Other Benefits
	2017	2016	2017	2016
Weighted average assumptions as of December 31:
Discount rate	4.15%	4.40%	4.25%	4.40%
Long-term rate of return on plan assets	6.50%	6.50%	5.50%	5.50%
Rate of compensation increases	3.25%	3.25%	—	—
The health care cost trend rate assumption has a significant effect on the amounts reported. For 2017 measurement purposes, the Company assumed a 6.8% annual rate of increase in the per capita cost of covered benefits with the rate decreasing to 5.2% by 2020, then gradually grading down to 4.7% over the next 50 years. A 1-percentage point change in assumed health care cost trends is estimated to have the following effect:

	1-Percentage Point Increase	1-Percentage Point (Decrease)
Effect on total service and interest costs	$3,919	$(2,795)
Effect on accumulated postretirement benefit obligation	$39,117	$(28,762)
The Company intends to make annual contributions that meet the funding requirements of ERISA. The Company estimates in 2018 that the annual contribution to the pension plans will be $35.7 million and the annual contribution to the other postretirement plan will be $10.8 million.
12 STOCK-BASED COMPENSATION PLANS
The Company's equity incentive plan was approved and amended by stockholders on April 27, 2005 and May 20, 2014. The Company is authorized to issue awards up to 2,000,000 shares of common stock.
During 2017 and 2016, the Company granted annual Restricted Stock Awards (RSAs) of 49,290 and 72,317, respectively, of common stock to officers and directors of the Company. In 2017 and 2016, 20,747 RSAs and 16,617 RSAs, respectively, were canceled. Officer RSAs granted in 2017 and 2016 vest over 36 months with the first year cliff vesting. Director RSAs generally vest at the end of 12 months. During 2017 and 2016, the RSAs granted were valued at $36.75 and $25.17 per share, respectively, based upon the fair market value of the Company's common stock on the date of grant.
The Company granted performance-based Restricted Stock Unit Awards (RSUs) of 31,389 and 43,659 of common stock to officers in 2017 and 2016, respectively. Each award reflects a target number of common shares that may be issued to the award recipient. The 2017 and 2016 awards may be earned upon the completion of a 3-year performance period. During 2017 and 2016, the Company issued 38,709 RSUs and 28,424 RSUs, respectively, to officers, and 19,735 RSUs and 6,602 RSUs, respectively, were canceled. Whether RSUs are earned at the end of the performance period will be determined based on the achievement of certain performance objectives set by the Board of Director Compensation Committee in connection with the issuance of the RSUs. The performance objectives are based on the Company's business plan covering the performance period. The performance objectives include achieving the budgeted return on equity, budgeted investment in utility plant, customer service standards, employee safety standards and water quality standards. Depending on the results achieved during the 3-year performance period, the actual number of shares that a grant recipient receives at the end of the performance period may range from 0% to 200% of the target shares granted, provided that the grantee is continuously employed by the Company through the vesting date. If prior to the vesting date employment is terminated by reason of death, disability or normal retirement, then a pro rata portion of this award will vest. RSUs are not included in diluted shares until earned. The RSUs are recognized as expense ratably over the 3 year performance period using a fair market value of $36.75 per share for the 2017 RSUs and $25.17 per share for the 2016 RSUs based on an estimate of RSUs earned during the performance period.
The Company has recorded compensation costs for the RSAs and RSUs which are included in administrative and general operating expenses in the amount of $3.1 million, $2.8 million, and $2.9 million for 2017, 2016 and 2015, respectively.

CALIFORNIA WATER SERVICE GROUP
Notes to Consolidated Financial Statements (Continued)
December 31, 2017, 2016, and 2015
Dollar amounts in thousands unless otherwise stated
13 FAIR VALUE OF FINANCIAL INSTRUMENTS

The accounting guidance for fair value measurements and disclosures provides a single definition of fair value and requires certain disclosures about assets and liabilities measured at fair value. A hierarchal framework for disclosing the observability of the inputs utilized in measuring assets and liabilities at fair value is established by this guidance. The three levels in the hierarchy are described in Note 11 - Employee Benefit Plans.
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
Advances for construction fair values were estimated using broker quotes from companies that frequently purchase these investments.

	December 31, 2017
		Fair Value
	Cost	Level 1	Level 2	Level 3	Total
Long-term debt, including current maturities	$531,713	$—	$607,492	$—	$607,492
Advances for construction	182,502	—	75,083	—	75,083
Total	$714,215	$—	$682,575	$—	$682,575

	December 31, 2016
		Fair Value
	Cost	Level 1	Level 2	Level 3	Total
Long-term debt, including current maturities	$557,953	$—	$630,510	$—	$630,510
Advances for construction	182,448	—	74,460	—	74,460
Total	$740,401	$—	$704,970	$—	$704,970

CALIFORNIA WATER SERVICE GROUP
Notes to Consolidated Financial Statements (Continued)
December 31, 2017, 2016, and 2015
Dollar amounts in thousands unless otherwise stated
14 COMMITMENTS AND CONTINGENCIES

Commitments
The Company leases offices, equipment and other facilities, two water systems from cities, and has long-term commitments to purchase water from water wholesalers. The commitments are noted in the table below.

	Facility Leases	System Lease	Water Supply Contracts*	Capital Lease Obligations
2018	$950	$422	$30,708	$1,053
2019	620	—	30,708	1,284
2020	549	—	30,709	977
2021	341	—	30,709	977
2022	302	—	30,710	977
Thereafter	3,078	—	536,826	3,581
_______________________________________________________________________________
*    Estimated annual contractual obligations are based on the same payment levels as 2017.
Facility Leases
Company Facility leases include office and other facilities in many of its operating districts. The total paid and charged to operations for such leases was $1.1 million in 2017, $1.0 million in 2016, and $1.1 million in 2015.
System Lease
The system lease is a 15-year lease with the City of Commerce that expires in June of 2018. The lease includes an annual lease payment of $0.8 million per year plus a cost savings sharing arrangement. In 2017, the Company bid to renew the lease agreement after June 2018 and expects the City of Commerce to release the results of the bidding process in 2018.
Water Supply Contracts
The Company has a long-term contract with the Santa Clara Valley Water District that requires the Company to purchase minimum annual water quantities. Purchases are priced at the districts then-current wholesale water rate. The Company operates to purchase sufficient water to equal or exceed the minimum quantities under the contract. The total paid to Santa Clara Valley Water District was $9.1 million in 2017, $8.5 million in 2016, and $6.3 million in 2015.
The Company also has a water supply contract with Stockton East Water District (SEWD) that requires a fixed, annual payment. Each year, the fixed annual payment is adjusted for changes to SEWD's costs. Because of the fixed annual price arrangement, the Company operates to receive as much water as possible from SEWD in order to minimize the cost of operating Company-owned wells used to supplement SEWD deliveries. The total paid under the contract was $14.1 million in 2017, $12.2 million in 2016, and $9.8 million in 2015. Future increased costs by SEWD are expected to be offset by a decline in the allocation of costs to the Company, as other customers of SEWD are expected to receive a larger allocation based upon growth of their service areas.
On September 21, 2005, the Company entered into an agreement with Kern County Water Agency (Agency) to obtain treated water for the Company's operations. The term of the agreement is to January 1, 2035, or until the repayment of the Agency's bonds (described hereafter) occurs. Under the terms of the agreement, the Company is obligated to purchase approximately 20,500 acre feet of treated water per year. The Company is obligated to pay the Capital Facilities Charge and the Treated Water Charge regardless of whether it can use the water in its operation, and is obligated for these charges even if the Agency cannot produce an adequate amount to supply the 20,500 acre feet in the year. This agreement supersedes a prior agreement with Kern County Water Agency for the supply of 11,500 acre feet of water per year.
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
December 31, 2017, 2016, and 2015
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
The Company pays a capital facilities charge and charges related to treated water that together total $9.1 million annually, which equates to $441.9 dollars per acre foot. Total treated water charge for 2017 was $3.0 million. As treated water is being delivered, the Company will also be obligated for the Company's portion of the operating costs; that portion is currently estimated to be $64.2 dollars per acre foot. The actual amount will vary due to variations from estimates, inflation, and other changes in the cost structure. Our overall estimated cost of $441.9 dollars per acre foot is less than the estimated cost of procuring untreated water (assuming water rights could be obtained) and then providing treatment.
Capital Lease Obligations
There are two capital leases; the most significant was the City of Hawthorne water system. In 2011, the Company entered into a 15-year capital lease agreement to operate the City of Hawthorne water system. The system, which is located near the Hermosa Redondo district, serves about half of Hawthorne's population. The agreement required us to make an up-front $8.1 million lease deposit to the city that is being amortized over the lease term. Additionally, annual lease payments of $1.0 million are made to the city and shall be increased or decreased each year on July 1, by the same percentage that the rates charged to customers served by the water system increased or decreased, exclusive of pass-through increases or decreases in the cost of water, power, and city-imposed fees, compared to the rates in effect on July 1 of the prior year, provided, that in no event will the annual lease payment be less than $0.9 million. Under the lease the Company is responsible for all aspects of system operation and capital improvements, although title to the system and system improvements reside with the city. In exchange, the Company receives all revenue from the water system, which was $10.0 million, $8.5 million, and $8.0 million in 2017, 2016, and 2015, respectively. At the end of the lease, the city is required to reimburse the Company for the unamortized value of capital improvements made during the term of the lease. The annual payments were $1.0 million in 2017, $1.0 million in 2016, and $0.9 million in 2015. The capital lease asset was $6.8 million as of December 31, 2017.
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
As previously reported, Cal Water has filed with the City of Bakersfield, in the Superior Court of California, a lawsuit that names potentially PRPs, who manufactured and distributed products containing 1,2,3 trichloropropane (TCP) in California. TCP has been detected in the ground water. The lawsuit seeks to recover treatment costs necessary to remove TCP. On December 20, 2017, Cal Water entered into an $85.0 million settlement agreement and release of claims with the PRPs, in California Water Service Company and City of Bakersfield v. The Dow Chemical Company, et al., Civil Case No. CIV-470999 (TCP Action). The TCP Action seeks damages and other relief related to the PRPs’ alleged contamination of drinking water supply and water wells with the chemical TCP. The proceeds from the settlement, after payment of the legal

CALIFORNIA WATER SERVICE GROUP
Notes to Consolidated Financial Statements (Continued)
December 31, 2017, 2016, and 2015
Dollar amounts in thousands unless otherwise stated
14 COMMITMENTS AND CONTINGENCIES (Continued)

fees, was $56.0 million and will be used to reimburse a portion of the capital costs associated with Cal Water’s remediation efforts related to such alleged TCP contamination. Under the terms of the Agreement, the PRPs are released from all claims regarding 47 of the 57 total claimed wells, and Cal Water agrees to file a dismissal with prejudice of the TCP Action. The PRPs are also released from future claims regarding TCP contamination of any other wells, unless and until Cal Water has installed granular activated carbon filtration systems or other then-approved Sate treatment technology for TCP on, or replaced, 36 wells due to TCP contamination. As of December 31, 2017, Cal Water believes the proceeds are non-taxable based upon its intent to reinvest them in qualifying assets.

Other Legal Matters
From time to time, the Company is involved in various disputes and litigation matters that arise in the ordinary course of business. The status of each significant matter is reviewed and assessed for potential financial exposure. If the potential loss from any claim or legal proceeding is considered probable and the amount of the range of loss can be estimated, a liability is accrued for the estimated loss in accordance with the accounting standards for contingencies. Legal proceedings are subject to uncertainties, and the outcomes are difficult to predict. Because of such uncertainties, accruals are based on the best information available at the time. While the outcome of these disputes and litigation matters cannot be predicted with any certainty, management does not believe when taking into account existing reserves the ultimate resolution of these matters will materially affect the Company's financial position, results of operations, or cash flows. The Company has recognized a liability of $6.1 million for all known legal matters as of December 31, 2017 mostly due to potable water main leaks and other work related legal matters. The cost of litigation is expensed as incurred and any settlement is first offset against such costs. Any settlement in excess of the cost to litigate is accounted for on a case by case basis, dependent on the nature of the settlement.
15 QUARTERLY FINANCIAL DATA (UNAUDITED)
The Company's common stock is traded on the New York Stock Exchange under the symbol "CWT."

2017	First	Second	Third	Fourth
Operating revenue	$122,036	$171,132	$211,731	$161,991
Net operating income	8,050	25,259	41,196	20,118
Net income	1,132	18,531	33,849	13,669
Diluted earnings per share	0.02	0.39	0.70	0.29
Common stock market price range:
High	37.60	39.40	39.65	46.15
Low	32.45	32.75	36.30	38.15
Dividends paid per common share	0.1800	0.1800	0.1800	0.1800

2016	First	Second	Third	Fourth
Operating revenue	$121,727	$152,445	$184,268	$150,930
Net operating income	6,270	18,534	30,055	21,335
Net income	(798)	11,508	22,875	15,090
Diluted earnings (loss) per share	(0.02)	0.24	0.48	0.31
Common stock market price range:
High	27.33	34.95	35.62	36.85
Low	22.48	26.22	29.93	29.25
Dividends paid per common share	0.1725	0.1725	0.1725	0.1725

CALIFORNIA WATER SERVICE GROUP
Notes to Consolidated Financial Statements (Continued)
December 31, 2017, 2016, and 2015
Dollar amounts in thousands unless otherwise stated
16 SUBSEQUENT EVENT

On February 6, 2018, the CPUC issued the proposed decision of the assigned administrative law judge, which applies to Cal Water and three other Class A water companies (the Joint Parties), in response to the Joint Parties’ request to set their cost of capital for 2018, 2019, and 2020. The proposed decision would lower Cal Water’s authorized return on equity from 9.43% to 8.22%. If the proposed decision were adopted without changes, Cal Water would be required to reduce its rates collected from California customers by approximately $13.0 million, which will reduce Cal Water's 2018 net income and net cash provided by operating activities. A proposed decision must be approved by the full Commission to go into effect. The Commission could modify or reject the proposed decision and will first consider the matter at its meeting on March 22, 2018.
17 CONDENSED CONSOLIDATING FINANCIAL STATEMENTS
On April 17, 2009, Cal Water issued $100.0 million aggregate principal amount of 5.875% First Mortgage Bonds due 2019, and on November 17, 2010, Cal Water issued $100.0 million aggregate principal amount of 5.500% First Mortgage Bonds due 2040, all of which are fully and unconditionally guaranteed by the Company. As a result of these guarantee arrangements, the Company is required to present the following condensed consolidating financial information.  The investments in affiliates are accounted for and presented using the “equity method” of accounting
The following tables present the condensed consolidating balance sheets as of December 31, 2017 and 2016, the condensed consolidating statements of income for the years ended December 31, 2017, 2016, and 2015, and the condensed consolidating statements of cash flows for the years ended December 31, 2017, 2016, and 2015, of (i) California Water Service Group, the guarantor of the First Mortgage Bonds and the parent company; (ii) California Water Service Company, the issuer of the First Mortgage Bonds and a 100% owned consolidated subsidiary of California Water Service Group; and (iii) the other 100% owned non-guarantor consolidated subsidiaries of California Water Service Group. No other subsidiary of the Company guarantees the securities. The condensed consolidating statement of cash flows for the years ended December 31, 2016 and 2015 reflect the retrospective adoption of ASU 2016-09 (refer to Note 2 Summary of Significant Accounting Policies for more details).

CALIFORNIA WATER SERVICE GROUP
Notes to Consolidated Financial Statements (Continued)
December 31, 2017, 2016, and 2015
Dollar amounts in thousands unless otherwise stated
17 CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (Continued)

CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATING BALANCE SHEET
As of December 31, 2017

	Parent Company	Cal Water	All Other Subsidiaries	Consolidating Adjustments	Consolidated
	(In thousands)
	ASSETS
Utility plant:
Utility plant	$1,321	$2,771,259	$204,795	$(7,196)	$2,970,179
Less accumulated depreciation and amortization	(919)	(868,762)	(54,543)	2,010	(922,214)
Net utility plant	402	1,902,497	150,252	(5,186)	2,047,965
Current assets:
Cash and cash equivalents	4,728	80,940	9,108	—	94,776
Receivables and unbilled revenue	—	110,928	4,526	—	115,454
Receivables from affiliates	19,952	4,093	43	(24,088)	—
Other current assets	80	16,569	994	—	17,643
Total current assets	24,760	212,530	14,671	(24,088)	227,873
Other assets:
Regulatory assets	—	397,333	3,814	—	401,147
Investments in affiliates	698,690	—	—	(698,690)	—
Long-term affiliate notes receivable	26,441	—	—	(26,441)	—
Other assets	192	59,581	3,822	(205)	63,390
Total other assets	725,323	456,914	7,636	(725,336)	464,537
TOTAL ASSETS	$750,485	$2,571,941	$172,559	$(754,610)	$2,740,375
	CAPITALIZATION AND LIABILITIES
Capitalization:
Common stockholders' equity	$693,462	$626,300	$77,647	$(703,947)	$693,462
Affiliate long-term debt	—	—	26,441	(26,441)	—
Long-term debt, less current maturities	—	514,952	841	—	515,793
Total capitalization	693,462	1,141,252	104,929	(730,388)	1,209,255
Current liabilities:
Current maturities of long-term debt	—	15,598	322	—	15,920
Short-term borrowings	55,100	220,000	—	—	275,100
Payables to affiliates	—	580	23,508	(24,088)	—
Accounts payable	—	90,561	3,394	—	93,955
Accrued expenses and other liabilities	271	104,002	1,711	—	105,984
Total current liabilities	55,371	430,741	28,935	(24,088)	490,959
Unamortized investment tax credits	—	1,724	—	—	1,724
Deferred income taxes	1,652	189,004	2,424	(134)	192,946
Pension and postretirement benefits other than pensions	—	252,141	—	—	252,141
Regulatory and other long-term liabilities	—	220,779	3,348	—	224,127
Advances for construction	—	181,979	523	—	182,502
Contributions in aid of construction	—	154,321	32,400	—	186,721
TOTAL CAPITALIZATION AND LIABILITIES	$750,485	$2,571,941	$172,559	$(754,610)	$2,740,375

CALIFORNIA WATER SERVICE GROUP
Notes to Consolidated Financial Statements (Continued)
December 31, 2017, 2016, and 2015
Dollar amounts in thousands unless otherwise stated
17 CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (Continued)

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

CALIFORNIA WATER SERVICE GROUP
Notes to Consolidated Financial Statements (Continued)
December 31, 2017, 2016, and 2015
Dollar amounts in thousands unless otherwise stated
17 CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (Continued)

CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATING STATEMENT OF INCOME
For the Year Ended December 31, 2017

	Parent Company	Cal Water	All Other Subsidiaries	Consolidating Adjustments	Consolidated
	(In thousands)
Operating revenue	$—	$626,381	$40,509	$—	$666,890
Operating expenses:
Operations:
Purchased water	—	198,682	399	—	199,081
Purchased power	—	21,021	7,841	—	28,862
Pump taxes	—	13,924	—	—	13,924
Administrative and general	—	92,195	10,719	—	102,914
Other	—	67,069	7,903	(524)	74,448
Maintenance	—	21,595	935	—	22,530
Depreciation and amortization	94	72,327	4,453	(91)	76,783
Income tax (benefit) expense	(498)	27,129	1,238	1,059	28,928
Property and other taxes	(4)	21,778	3,023	—	24,797
Total operating (income) expenses	(408)	535,720	36,511	444	572,267
Net operating income	408	90,661	3,998	(444)	94,623
Other income and expenses:
Non-regulated revenue	1,985	14,608	1,814	(2,509)	15,898
Non-regulated expenses	—	(8,139)	(1,251)	—	(9,390)
Allowance for equity funds used during construction	—	3,750	—	—	3,750
Gain on non-utility properties	—	663	—	—	663
Income tax expense on other income and expenses	(809)	(4,434)	(214)	1,022	(4,435)
Net other income	1,176	6,448	349	(1,487)	6,486
Interest:
Interest expense	1,131	35,116	2,026	(1,985)	36,288
Allowance for borrowed funds used during construction	—	(2,319)	(41)	—	(2,360)
Net interest expense	1,131	32,797	1,985	(1,985)	33,928
Equity earnings of subsidiaries	66,728	—	—	(66,728)	—
Net income	$67,181	$64,312	$2,362	$(66,674)	$67,181

CALIFORNIA WATER SERVICE GROUP
Notes to Consolidated Financial Statements (Continued)
December 31, 2017, 2016, and 2015
Dollar amounts in thousands unless otherwise stated
17 CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (Continued)

CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATING STATEMENT OF INCOME
For the Year Ended December 31, 2016

	Parent Company	Cal Water	All Other Subsidiaries	Consolidating Adjustments	Consolidated
	(In thousands)
Operating revenue	$—	$570,514	$38,856	$—	$609,370
Operating expenses:
Operations:
Purchased water	—	181,018	497	—	181,515
Purchased power	—	19,791	7,389	—	27,180
Pump taxes	—	11,298	—	—	11,298
Administrative and general	—	88,001	10,473	—	98,474
Other	—	73,918	6,669	(505)	80,082
Maintenance	—	22,053	940	—	22,993
Depreciation and amortization	220	59,138	4,337	(96)	63,599
Income tax (benefit) expense	(398)	22,743	1,449	1,010	24,804
Property and other taxes	—	20,331	2,900	—	23,231
Total operating (income) expenses	(178)	498,291	34,654	409	533,176
Net operating income	178	72,223	4,202	(409)	76,194
Other Income and Expenses:
Non-regulated revenue	1,850	15,114	2,006	(2,385)	16,585
Non-regulated expenses	—	(10,122)	(1,323)	—	(11,445)
Gain on sale of non-utility properties	—	(146)	—	—	(146)
Income tax expense on other income and expenses	(754)	(1,976)	(254)	972	(2,012)
Net other income	1,096	2,870	429	(1,413)	2,982
Interest:
Interest expense	757	32,682	1,906	(1,879)	33,466
Allowance for borrowed funds used during construction	—	(2,905)	(60)	—	(2,965)
Net interest expense	757	29,777	1,846	(1,879)	30,501
Equity earnings of subsidiaries	48,158	—	—	(48,158)	—
Net income	$48,675	$45,316	$2,785	$(48,101)	$48,675

CALIFORNIA WATER SERVICE GROUP
Notes to Consolidated Financial Statements (Continued)
December 31, 2017, 2016, and 2015
Dollar amounts in thousands unless otherwise stated
17 CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (Continued)

CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATING STATEMENT OF INCOME
For the Year Ended December 31, 2015

	Parent Company	Cal Water	All Other Subsidiaries	Consolidating Adjustments	Consolidated
	(In thousands)
Operating revenue	$—	$552,202	$36,166	$—	$588,368
Operating expenses:
Operations:
Purchased water	—	168,157	400	—	168,557
Purchased power	—	20,282	7,608	—	27,890
Pump taxes	—	11,479	—	—	11,479
Administrative and general	—	101,244	11,866	—	113,110
Other	—	61,154	6,599	(505)	67,248
Maintenance	—	20,659	804	—	21,463
Depreciation and amortization	228	56,911	4,343	(101)	61,381
Income tax (benefit) expense	(388)	23,964	(56)	1,008	24,528
Property and other taxes	—	18,848	2,711	—	21,559
Total operating expenses	(160)	482,698	34,275	402	517,215
Net operating income	160	69,504	1,891	(402)	71,153
Other Income and Expenses:
Non-regulated revenue	1,787	14,460	1,699	(2,322)	15,624
Non-regulated expenses	—	(12,870)	(1,174)	—	(14,044)
Gain on sale of non-utility properties	—	315	—	—	315
Income tax expense on other income and expenses	(728)	(776)	(224)	967	(761)
Net other income	1,059	1,129	301	(1,355)	1,134
Interest:
Interest expense	718	28,450	1,834	(1,817)	29,185
Allowance for borrowed funds used during construction	—	(1,873)	(42)	—	(1,915)
Net interest expense	718	26,577	1,792	(1,817)	27,270
Equity earnings of subsidiaries	44,516	—	—	(44,516)	—
Net income (loss)	$45,017	$44,056	$400	$(44,456)	$45,017

CALIFORNIA WATER SERVICE GROUP
Notes to Consolidated Financial Statements (Continued)
December 31, 2017, 2016, and 2015
Dollar amounts in thousands unless otherwise stated
17 CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (Continued)

CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2017

	Parent Company	Cal Water	All Other Subsidiaries	Consolidating Adjustments	Consolidated
	(In thousands)
Operating activities:
Net income	$67,181	$64,312	$2,362	$(66,674)	$67,181
Adjustments to reconcile net income to net cash provided by operating activities:
Equity earnings of subsidiaries	(66,728)	—	—	66,728	—
Dividends received from Affiliates	34,563	—	—	(34,563)	—
Depreciation and amortization	94	74,041	4,548	(91)	78,592
Change in value of life insurance contract	—	(3,058)	—	—	(3,058)
Stock-based compensation	3,118	—	—	—	3,118
Gain on sale of non-utility properties	—	(663)	—	—	(663)
Changes in normalized deferred income taxes	—	21,087	—	—	21,087
Allowance for equity funds used during construction	—	(3,750)	—	—	(3,750)
Changes in operating assets and liabilities	184	(36,611)	38	—	(36,389)
Other changes in noncurrent assets and liabilities	254	18,860	2,573	37	21,724
Net cash provided by operating activities	38,666	134,218	9,521	(34,563)	147,842
Investing activities:
Utility plant expenditures	(4)	(252,055)	(7,135)	—	(259,194)
TCP settlement proceeds	—	56,004	—	—	56,004
Proceeds from sale of non-utility assets	—	666	—	—	666
Change in affiliate advances	172	(485)	(50)	363	—
Issuance of affiliate short-term borrowings	(2,610)	—	—	2,610	—
Reduction of affiliate long-term debt	1,356	—	—	(1,356)	—
Life insurance benefits	—	1,558	—	—	1,558
Purchase of life insurance	—	(5,605)	—	—	(5,605)
Change in restricted cash	—	(81)	—	—	(81)
Net cash used in investing activities	(1,086)	(199,998)	(7,185)	1,617	(206,652)
Financing Activities:
Short-term borrowings, net of expenses	—	265,000	—	—	265,000
Repayment of short-term borrowings	(2,000)	(85,000)	—	—	(87,000)
Change in affiliate advances	—	41	322	(363)	—
Proceeds from affiliate short-term borrowings	—	—	2,610	(2,610)	—
Repayment of affiliates long-term debt	—	—	(1,356)	1,356	—
Retirement of long-term debt	—	(26,223)	(606)	—	(26,829)
Advances and contribution in aid of construction	—	21,075	294	—	21,369
Refunds of advances for construction	—	(8,373)	(5)	—	(8,378)
Repurchase of common stock	(1,505)	—	—	—	(1,505)
Dividends paid to non-affiliates	(34,563)	—	—	—	(34,563)
Dividends paid to affiliates	—	(33,015)	(1,548)	34,563	—
Net cash provided by (used in) financing activities	(38,068)	133,505	(289)	32,946	128,094
Change in cash and cash equivalents	(488)	67,725	2,047	—	69,284
Cash and cash equivalents at beginning of period	5,216	13,215	7,061	—	25,492
Cash and cash equivalents at end of year	$4,728	$80,940	$9,108	$—	$94,776

CALIFORNIA WATER SERVICE GROUP
Notes to Consolidated Financial Statements (Continued)
December 31, 2017, 2016, and 2015
Dollar amounts in thousands unless otherwise stated
17 CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (Continued)

CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2016

	Parent Company	Cal Water	All Other Subsidiaries	Consolidating Adjustments	Consolidated
	(In thousands)
Operating activities:
Net income	$48,675	$45,316	$2,785	$(48,101)	$48,675
Adjustments to reconcile net income to net cash provided by operating activities:
Equity earnings of subsidiaries	(48,158)	—	—	48,158	—
Dividends received from affiliates	33,081	—	—	(33,081)	—
Depreciation and amortization	220	60,572	4,507	(96)	65,203
Amortization of debt premium	—	871	—	—	871
Changes in normalized deferred income taxes	—	26,818	—	—	26,818
Change in value of life insurance contracts	—	(1,026)	—	—	(1,026)
Stock-based compensation	2,849	—	—	—	2,849
(Gain) on sale of non-utility properties	—	146	—	—	146
Write-off of capital costs	—	3,221	—	—	3,221
Changes in operating assets and liabilities	(14)	6,534	261	—	6,781
Other changes in noncurrent assets and liabilities	355	4,645	1,867	39	6,906
Net cash provided by operating activities	37,008	147,097	9,420	(33,081)	160,444
Investing activities:
Utility plant expenditures	—	(224,378)	(4,560)	—	(228,938)
Proceeds from sale of non-utility assets	—	395	—	—	395
Change in affiliate advances	291	1,111	(67)	(1,335)	—
Collection of affiliate short-term borrowings	365	42,100	—	(42,465)	—
Issuance of affiliate short-term borrowings	(2,365)	(20,600)	—	22,965	—
Collection of affiliate long-term debt	1,175	—	—	(1,175)	—
Life insurance benefits	—	495	—	—	495
Purchase of life insurance	—	(2,857)	—	—	(2,857)
Change in restricted cash	—	66	—	—	66
Net cash used in investing activities	(534)	(203,668)	(4,627)	(22,010)	(230,839)
Financing Activities:
Short-term borrowings	44,100	101,000	—	—	145,100
Repayment of short-term borrowings	(20,615)	(61,000)	—	—	(81,615)
Change in affiliate advances	—	(128)	(1,207)	1,335	—
Proceeds from affiliate short-term borrowings	20,600	—	2,365	(22,965)	—
Repayment of affiliate short-term borrowings	(42,100)	—	(365)	42,465	—
Repayment of affiliates long-term debt	—	—	(1,175)	1,175	—
Issuance of long term debt, net of expenses	—	49,823	—	—	49,823
Advances and contribution in aid of construction	—	21,329	119	—	21,448
Refunds of advances for construction	—	(6,855)	(30)	—	(6,885)
Retirement of long-term debt	—	(6,548)	(448)	—	(6,996)
Repurchase of common stock	(744)	—	—	—	(744)
Dividends paid to non-affiliates	(33,081)	—	—	—	(33,081)
Dividends paid to affiliates	—	(32,105)	(976)	33,081	—
Net cash provided by (used in) financing activities	(31,840)	65,516	(1,717)	55,091	87,050
Change in cash and cash equivalents	4,634	8,945	3,076	—	16,655
Cash and cash equivalents at beginning of period	582	4,270	3,985	—	8,837
Cash and cash equivalents at end of year	$5,216	$13,215	$7,061	$—	$25,492

CALIFORNIA WATER SERVICE GROUP
Notes to Consolidated Financial Statements (Continued)
December 31, 2017, 2016, and 2015
Dollar amounts in thousands unless otherwise stated
17 CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (Continued)

California Water Service Group
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2015

	Parent Company	Cal Water	All Other Subsidiaries	Consolidating Adjustments	Consolidated
	(In thousands)
Operating activities:
Net income	$45,017	$44,056	$400	$(44,456)	$45,017
Adjustments to reconcile net income to net cash provided by operating activities:
Equity earnings of subsidiaries	(44,516)	—	—	44,516	—
Dividends received from affiliates	32,066	—	—	(32,066)	—
Depreciation and amortization	228	58,385	4,670	(101)	63,182
Change in value of life insurance contracts	—	218	—	—	218
Stock-based compensation	2,578	—	—	—	2,578
(Gain) on sale of non-utility properties	—	(315)	—	—	(315)
Changes in normalized deferred income taxes	—	24,393	—	—	24,393
Changes in operating assets and liabilities	(758)	(6,417)	5,392	(94)	(1,877)
Other changes in noncurrent assets and liabilities	1,774	14,807	(4,943)	135	11,773
Net cash provided by operating activities	36,389	135,127	5,519	(32,066)	144,969
Investing activities:
Utility plant expenditures	—	(171,645)	(5,188)	—	(176,833)
Proceeds from sale of non-utility assets	—	319	—	—	319
Investment in affiliates	(1,000)	—	—	1,000	—
Issuance of affiliate short-term borrowings	(3,280)	(21,500)	—	24,780	—
Collection of affiliate short-term borrowings	3,000	—	—	(3,000)	—
Change in affiliate advances	(239)	(1,111)	115	1,235	—
Collection of affiliate long-term debt	1,007	—	—	(1,007)	—
Purchase of life insurance	—	(2,032)	—	—	(2,032)
Change in restricted cash	—	288	—	—	288
Net cash used in investing activities	(512)	(195,681)	(5,073)	23,008	(178,258)
Financing Activities:
Short-term borrowings, net of expenses	15,101	79,202	—	—	94,303
Repayment of short-term borrowings	(43,600)	(97,400)	—	—	(141,000)
Investment from affiliates	—	—	1,000	(1,000)	—
Change in affiliate advances	—	397	838	(1,235)	—
Proceeds from affiliate short-term borrowings	21,500	—	3,280	(24,780)	—
Repayment of affiliate short-term borrowings	—	—	(3,000)	3,000	—
Repayment of affiliate long-term debt	—	—	(1,007)	1,007	—
Proceeds from long-term debt	—	99,293	50	—	99,343
Retirement of long-term debt	—	(6,528)	(475)	—	(7,003)
Advances and contributions in aid of construction	—	14,195	1,831	—	16,026
Refunds of advances for construction	—	(6,681)	(45)	—	(6,726)
Repurchase of common stock	(338)	—	—	—	(338)
Dividends paid to non-affiliates	(32,066)	—	—	—	(32,066)
Dividends paid to affiliates	—	(31,583)	(483)	32,066	—
Net cash provided by (used in) financing activities	(39,403)	50,895	1,989	9,058	22,539
Change in cash and cash equivalents	(3,526)	(9,659)	2,435	—	(10,750)
Cash and cash equivalents at beginning of period	4,108	13,929	1,550	—	19,587
Cash and cash equivalents at end of year	$582	$4,270	$3,985	$—	$8,837

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
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2017. Based on that evaluation, we concluded that our disclosure controls and procedures were effective at the reasonable assurance level.
There was no change in our internal control over financial reporting during the quarter ended December 31, 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Management's Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended). Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in "Internal Control—Integrated Framework (2013)". Management has concluded that, as of December 31, 2017 our internal control over financial reporting is effective based on these criteria. Our independent registered public accounting firm, Deloitte & Touche LLP, has audited the effectiveness of our internal control over financial reporting as of December 31, 2017, as stated in their report, which is included in Item 8 and incorporated herein.
Item 9B.    Other Information.
None.

PART III
Item 10.    Directors and Executive Officers and Corporate Governance.
The information required by this Item as to directors of the Company and the Company's Audit Committee is contained in the sections captioned "Board Structure" and "Proposal No. 1—Election of Directors" of the 2017 Proxy Statement, and is incorporated herein by reference.
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
Item 11.    Executive Compensation.
The information required by this Item is contained under the captions "Compensation Discussion and Analysis," "Report of the Organization and Compensation Committee of the Board of Directors on Executive Compensation," and "Organization and Compensation Committee Interlocks and Insider Participation" of the 2017 Proxy Statement and is incorporated herein by reference.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this Item regarding security ownership of certain beneficial owners and management is contained in the section captioned "Stock Ownership of Management and Certain Beneficial Owners" of the 2017 Proxy Statement and is incorporated herein by reference.
The following table represents securities authorized to be issued under our equity compensation plan:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Rights (a)	Weighted-Average Exercise Price of Outstanding Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plan (Excluding Securities Reflected in Column) (a)
Equity compensation plans approved by security holders	—	—	808,290
Equity compensation plans not approved by security holders	—	—	—
Total	—	$—	808,290

Item 13.    Certain Relationships and Related Transactions and Director Independence.
The information required by this Item is contained in the sections captioned "Certain Related Persons Transactions" and "Board Structure" of the 2017 Proxy Statement and is incorporated herein by reference.
Item 14.    Principal Accountant Fees and Services.
The information required by this Item is contained in the section captioned "Report of the Audit Committee" and "Relationship with the Independent Registered Public Accounting Firm" of the 2017 Proxy Statement and is incorporated herein by reference.

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

4.2
Thirty-Ninth Supplemental Indenture dated as of April 17, 2009, between California Water Service Company and U.S. Bank National Association, as Trustee (Exhibit 4.1 to Current Report on Form 8-K filed April 21, 2009)

4.3
Fortieth Supplemental Indenture dated as of April 17, 2009, between California Water Service Company and U.S. Bank National Association, as Trustee, covering 9.86% First Mortgage Bonds due 2020, Series CC. (Exhibit 4.2 to Current Report on Form 8-K filed April 21, 2009)

4.4
Forty-First Supplemental Indenture dated as of April 17, 2009, between California Water Service Company and U.S. Bank National Association, as Trustee, covering 5.875% First Mortgage Bonds due 2019, Series LL. (Exhibit 4.3 to Current Report on Form 8-K filed April 21, 2009)

4.5
Forty-Third Supplemental Indenture dated as of April 17, 2009, between California Water Service Company and U.S. Bank National Association, as Trustee, covering 7.28% First Mortgage Bonds due 2025, Series AAA. (Exhibit 4.5 to Current Report on Form 8-K filed April 21, 2009)

4.6
Forty-Fourth Supplemental Indenture dated as of April 17, 2009, between California Water Service Company and U.S. Bank National Association, as Trustee, covering 6.77% First Mortgage Bonds due 2028, Series BBB. (Exhibit 4.6 to Current Report on Form 8-K filed April 21, 2009)

4.7
Forty-Fifth Supplemental Indenture dated as of April 17, 2009, between California Water Service Company and U.S. Bank National Association, as Trustee, covering 8.15% First Mortgage Bonds due 2030, Series CCC. (Exhibit 4.7 to Current Report on Form 8-K filed April 21, 2009)

4.8
Forty-Sixth Supplemental Indenture dated as of April 17, 2009, between California Water Service Company and U.S. Bank National Association, as Trustee, covering 7.13% First Mortgage Bonds due 2031, Series DDD. (Exhibit 4.8 to Current Report on Form 8-K filed April 21, 2009)

4.9
Forty-Seventh Supplemental Indenture dated as of April 17, 2009, between California Water Service Company and U.S. Bank National Association, as Trustee, covering 7.11% First Mortgage Bonds due 2032, Series EEE. (Exhibit 4.9 to Current Report on Form 8-K filed April 21, 2009)

4.10
Forty-Eighth Supplemental Indenture dated as of April 17, 2009, between California Water Service Company and U.S. Bank National Association, as Trustee, covering 5.90% First Mortgage Bonds due 2017, Series FFF. (Exhibit 4.10 to Current Report on Form 8-K filed April 21, 2009)

4.11
Forty-Ninth Supplemental Indenture dated as of April 17, 2009, between California Water Service Company and U.S. Bank National Association, as Trustee, covering 5.29% First Mortgage Bonds due 2022, Series GGG. (Exhibit 4.11 to Current Report on Form 8-K filed April 21, 2009)

4.12
Fiftieth Supplemental Indenture dated as of April 17, 2009, between California Water Service Company and U.S. Bank National Association, as Trustee, covering 5.29% First Mortgage Bonds due 2022, Series HHH. (Exhibit 4.12 to Current Report on Form 8-K filed April 21, 2009)

Exhibit Number
4.13
Fifty-First Supplemental Indenture dated as of April 17, 2009, between California Water Service Company and U.S. Bank National Association, as Trustee, covering 5.54% First Mortgage Bonds due 2023, Series III. (Exhibit 4.13 to Current Report on Form 8-K filed April 21, 2009)

4.14
Fifty-Second Supplemental Indenture dated as of April 17, 2009, between California Water Service Company and U.S. Bank National Association, as Trustee, covering 5.44% First Mortgage Bonds due 2018, Series JJJ. (Exhibit 4.14 to Current Report on Form 8-K filed April 21, 2009)

4.15
Fifty-Fourth Supplemental Indenture dated as of April 17, 2009, between California Water Service Company and U.S. Bank National Association, as Trustee, covering 5.48% First Mortgage Bonds due 2018, Series LLL. (Exhibit 4.16 to Current Report on Form 8-K filed April 21, 2009)

4.16
Fifty-Seventh Supplemental Indenture dated as of April 17, 2009, between California Water Service Company and U.S. Bank National Association, as Trustee, covering 6.02% First Mortgage Bonds due 2031, Series OOO. (Exhibit 4.19 to Current Report on Form 8-K filed April 21, 2009)

4.17
Fifty-Eighth Supplemental Indenture dated as of November 22, 2010, between California Water Service Company and U.S. Bank National Association, as Trustee, covering 5.50% First Mortgage Bonds due 2040, Series PPP. (Exhibit 4.1 to Current Report on form 8-K filed November 22, 2010).

4.18	The Company agrees to furnish upon request to the Securities and Exchange Commission a copy of each instrument defining the rights of holders of long-term debt of the Company.
10.1
Water Supply Contract between Cal Water and County of Butte relating to Cal Water's Oroville District; Water Supply Contract between Cal Water and the Kern County Water Agency relating to Cal Water's Bakersfield District; Water Supply Contract between Cal Water and Stockton East Water District relating to Cal Water's Stockton District. (Exhibits 5(g), 5(h), 5(i), 5(j), Registration Statement No. 2-53678, which exhibits are incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 1974)

10.2
Water Supply Contract between the City and County of San Francisco and wholesale customers in Alameda County, San Mateo County and Santa Clara County for a term of twenty-five years beginning on July 1, 2009 and ending on June 30, 2034. The agreement was dated June 24, 2009. (Exhibit 10.3 to Quarterly Report on Form 10-Q for the quarter ending September 30, 2009).

10.3
Water Supply Contract dated July 1, 2009 between the City and County of San Francisco and California Water Service Company to provide water to Bear Gulch and Bayshore service areas for a term of twenty-five years beginning July 1, 2009 and ending June 30, 2034. (Exhibit 10.4 to Quarterly Report on Form 10-Q for the quarter ending September 30, 2009).

10.4
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

10.7
Second Amended Contract dated September 25, 1987, among Stockton East Water District, California Water Service Company, the City of Stockton, the Lincoln Village Maintenance District, and the Colonial Heights Maintenance District Providing for the Sale of Treated Water. (Exhibit 10.7 to Annual Report on Form 10-K for the year ended December 31, 1987)

10.8
Water Supply Contract dated April 19, 1927, and Supplemental Agreement dated June 5, 1953, between Cal Water and Pacific Gas and Electric Company relating to Cal Water's Oroville District. (Exhibit 10.9 to Annual Report on Form 10-K for the year ended December 31, 1992)

10.9
Agreement between the City of Hawthorne and California Water Service Company for the 15-year lease of the City's water system. (Exhibit 10.17 to Quarterly Report on Form 10-Q for the quarter ended March 31, 1996)

10.10
Water Supply Agreement dated September 25, 1996, between the City of Bakersfield and California Water Service Company. (Exhibit 10.18 to Quarterly Report on Form 10-Q for the quarter ended September 30, 1996)

10.11
Water Supply Contract dated November 16, 1994, between California Water Service Company and Alameda County Flood Control and Water Conservation District relating to Cal Water's Livermore District (Exhibit 10.15 to Annual Report on Form 10-K for the year ended December 31, 1994)

10.12	California Water Service Group Directors' Retirement Plan (As amended and restated on February 22, 2006) (Exhibit 10.14 to the Annual Report on Form 10-K for the year ended December 31, 2005)

Exhibit Number
10.13
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

10.14
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

10.15	Executive Severance Plan (Exhibit 10.24 to Annual Report on Form 10-K for the year ended December 31, 1998)*
10.16	California Water Service Group Long-Term Incentive Plan (filed as Appendix A of the California Water Service Group proxy statement dated March 17, 2000)*
10.17	California Water Service Group Deferred Compensation Plan effective January 1, 2001 (Exhibit 10.22 to Annual Report on Form 10-K for the year ended December 31, 2000)*
10.18	California Water Service Company Supplemental Executive Retirement Plan effective January 1, 2001 (Exhibit 10.23 to Annual Report on Form 10-K for the year ended December 31, 2000)*
10.19
Amendment No. 1 to California Water Service Company Supplemental Executive Retirement Plan effective January 1, 2001 (Exhibit 10.22 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2004)*

10.20
Water Supply Contract 99-73 between the City of Bakersfield and California Water Service Company, dated March 31, 1999 (Exhibit 10.25 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2003)

10.21
Amendment No. 1 to Water Supply Contract between the City of Bakersfield and California Water Service Company, dated October 3, 2001 (Exhibit 10.26 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2003)

10.22
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

10.24	The registrant's policy on option repricing under its Equity Incentive Plan (incorporated by reference to Item 8.01 Other Events in the registrant's Current Report on Form 8-K dated April 7, 2005)*
10.25	Water Supply Contract dated September 21, 2005, between Cal Water and the Kern County Water Agency. (Exhibit 10.1 to Current Report on Form 8-K filed on September 21, 2005)
10.26	Separation Agreement between California Water Service Group and Richard D. Nye. (Exhibit 10 to Current Report on Form 8-K filed on December 22, 2005)*
10.27	Form of Stock Appreciation Right Grant Notice under the California Water Service Group Equity Incentive Plan. (Exhibit 10.34 to the Annual Report on Form 10-K for the year ended December 31, 2005)
10.28
Form of Stock Appreciation Right Agreement under the California Water Service Group Equity Incentive Plan with Notice of Exercise. (Exhibit 10.35 to the Annual Report on Form 10-K for the year ended December 31, 2005)

10.29	Form of Restricted Stock Award Grant Notice under the California Water Service Group Equity Incentive Plan. (Exhibit 10.36 to the Annual Report on Form 10-K for the year ended December 31, 2005)
10.30
Form of Restricted Stock Award Agreement under the California Water Service Group Equity Incentive Plan with Assignment Separate From Certificate and Joint Escrow Instructions. (Exhibit 10.38 to the Annual Report on Form 10-K for the year ended December 31, 2005)

10.31
Form of Stock Option Grant Notice for outside director under the California Water Service Group Equity Incentive Plan. (Exhibit 10.39 to the Annual Report on Form 10-K for the year ended December 31, 2005)

10.32	Form of Stock Option Grant Notice under the California Water Service Group Equity Incentive Plan. (Exhibit 10.40 to the Annual Report on Form 10-K for the year ended December 31, 2005)
10.33
Form of Stock Option Agreement (Incentive Stock Option or Nonstatutory Stock Option) under the California Water Service Group Equity Incentive Plan with Notice of Exercise. (Exhibit 10.41 to the Annual Report on Form 10-K for the year ended December 31, 2005)

10.34
Offer Letter between the registrant and Martin A. Kropelnicki, dated February 15, 2006 (incorporated by reference to Exhibit 10.1 to Amendment No. 1 to Current Report on Form 8-K of the registrant, dated February 22, 2006)

Exhibit Number
10.35
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
Date: March 1, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ PETER C. NELSON	Chairman, Board of Directors	Date: March 1, 2018
PETER C. NELSON

/s/ GREGORY E. ALIFF	Member, Board of Directors	Date: March 1, 2018
GREGORY E. ALIFF

/s/ TERRY P. BAYER	Member, Board of Directors	Date: March 1, 2018
TERRY P. BAYER

/s/ EDWIN A. GUILES	Member, Board of Directors	Date: March 1, 2018
EDWIN A. GUILES

/s/ THOMAS M. KRUMMEL	Member, Board of Directors	Date: March 1, 2018
THOMAS M. KRUMMEL, M.D.

/s/ RICHARD P. MAGNUSON	Member, Board of Directors	Date: March 1, 2018
RICHARD P. MAGNUSON

/s/ CAROL M. POTTENGER	Member, Board of Directors	Date: March 1, 2018
CAROL M. POTTENGER

/s/ LESTER A. SNOW	Member, Board of Directors	Date: March 1, 2018
LESTER A. SNOW

/s/ GEORGE A. VERA	Member, Board of Directors	Date: March 1, 2018
GEORGE A. VERA

/s/ MARTIN A. KROPELNICKI	President and Chief Executive Officer; Principal Executive Officer; Member, Board of Directors	Date: March 1, 2018
MARTIN A. KROPELNICKI

/s/ THOMAS F. SMEGAL III	Vice President, Chief Financial Officer and Treasurer; Principal Financial Officer	Date: March 1, 2018
THOMAS F. SMEGAL III

/s/ DAVID B. HEALEY	Vice President, Corporate Controller and Assistant Treasurer; Principal Accounting Officer	Date: March 1, 2018
DAVID B. HEALEY