Form 10-Q
period 2018-03-31
CALIFORNIA WATER SERVICE GROUP
filed 2018-04-26
CIK 1035201

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common shares outstanding as of March 31, 2018 — 48,074,000

PART I FINANCIAL INFORMATION

Item 1.

FINANCIAL STATEMENTS

The condensed consolidated financial statements presented in this filing on Form 10-Q have been prepared by management and are unaudited.

CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited (In thousands, except per share data)

	March 31, 2018	December 31, 2017
ASSETS
Utility plant:
Utility plant	$3,025,611	$2,970,179
Less accumulated depreciation and amortization	(942,573)	(922,214)
Net utility plant	2,083,038	2,047,965
Current assets:
Cash and cash equivalents	34,702	94,776
Receivables:
Customers	28,161	32,451
Regulatory balancing accounts	34,119	36,783
Other	21,216	16,464
Unbilled revenue	28,132	29,756
Materials and supplies at weighted average cost	6,478	6,463
Taxes, prepaid expenses, and other assets	12,977	11,180
Total current assets	165,785	227,873
Other assets:
Regulatory assets	405,041	401,147
Goodwill	2,615	2,615
Other assets	60,028	60,775
Total other assets	467,684	464,537
TOTAL ASSETS	$2,716,507	$2,740,375
CAPITALIZATION AND LIABILITIES
Capitalization:
Common stock, $0.01 par value; 68,000 shares authorized, 48,074 and 48,012 outstanding in 2018 and 2017, respectively	$481	$480
Additional paid-in capital	335,625	336,229
Retained earnings	345,205	356,753
Total common stockholders’ equity	681,311	693,462
Long-term debt, less current maturities	515,670	515,793
Total capitalization	1,196,981	1,209,255
Current liabilities:
Current maturities of long-term debt	5,924	15,920
Short-term borrowings	275,100	275,100
Accounts payable	73,556	93,955
Regulatory balancing accounts	56,206	59,303
Accrued interest	12,342	6,122
Accrued expenses and other liabilities	41,189	40,559
Total current liabilities	464,317	490,959
Unamortized investment tax credits	1,724	1,724
Deferred income taxes	192,313	192,946
Pension and postretirement benefits other than pensions	256,520	252,141
Regulatory liabilities and other	232,587	224,127
Advances for construction	184,479	182,502
Contributions in aid of construction	187,586	186,721
Commitments and contingencies (Note 10)
TOTAL CAPITALIZATION AND LIABILITIES	$2,716,507	$2,740,375
See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATED STATEMENTS OF (LOSS) INCOME
Unaudited (In thousands, except per share data)

For the three months ended	March 31, 2018	March 31, 2017
Operating revenue	$132,247	$122,036
Operating expenses:
Operations:
Water production costs	47,606	42,068
Administrative and general	26,319	22,746
Other operations	17,640	16,124
Maintenance	5,439	6,112
Depreciation and amortization	20,715	19,201
Income tax benefit	(229)	(884)
Property and other taxes	6,704	6,116
Total operating expenses	124,194	111,483
Net operating income	8,053	10,553
Other income and expenses:
Non-regulated revenue	4,419	3,462
Non-regulated expenses	(5,437)	(2,054)
Other components of net periodic benefit cost	(2,546)	(2,503)
Allowance for equity funds used during construction	911	779
Income tax benefit (expense) on other income and expenses	758	(889)
Net other loss	(1,895)	(1,205)
Interest expense:
Interest expense	9,198	8,710
Allowance for borrowed funds used during construction	(495)	(494)
Net interest expense	8,703	8,216
Net (loss) income	$(2,545)	$1,132
(Loss) earnings per share:
Basic	$(0.05)	$0.02
Diluted	(0.05)	0.02
Weighted average shares outstanding:
Basic	48,030	47,984
Diluted	48,030	47,984
Dividends declared per share of common stock	$0.1875	$0.1800
 See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited (In thousands)

For the three months ended:	March 31, 2018	March 31, 2017
Operating activities:
Net (loss) income	$(2,545)	$1,132
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	21,207	19,658
Change in value of life insurance contracts	1,137	(319)
Allowance for equity funds used during construction	(911)	(779)
Changes in operating assets and liabilities:
Receivables and unbilled revenue	5,438	(4,564)
Accounts payable	(7,015)	(5,535)
Other current assets	(1,727)	(5,359)
Other current liabilities	6,385	5,084
Other changes in noncurrent assets and liabilities	6,283	4,979
Net cash provided by operating activities	28,252	14,297
Investing activities:
Utility plant expenditures	(70,650)	(51,853)
Life insurance proceeds	—	450
Purchase of life insurance contracts	—	(836)
Net cash used in investing activities	(70,650)	(52,239)
Financing activities:
Short-term borrowings	45,022	35,000
Repayment of short-term borrowings	(45,022)	(2,000)
Repayment of long-term debt	(10,224)	(286)
Advances and contributions in aid of construction	4,763	3,975
Refunds of advances for construction	(1,918)	(2,236)
Repurchase of common stock	(1,239)	(1,119)
Dividends paid	(9,003)	(8,634)
Net cash (used in) provided by financing activities	(17,621)	24,700
Change in cash, cash equivalents, and restricted cash	(60,019)	(13,242)
Cash, cash equivalents, and restricted cash at beginning of period	95,352	25,935
Cash, cash equivalents, and restricted cash at end of period	$35,333	$12,693
Supplemental information:
Cash paid for interest (net of amounts capitalized)	$1,251	$994
Supplemental disclosure of non-cash activities:
Accrued payables for investments in utility plant	$28,367	$24,191
Utility plant contribution by developers	4,518	3,481
 See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

CALIFORNIA WATER SERVICE GROUP
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2018
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

Basis of Presentation

The unaudited condensed consolidated interim financial information has been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission (SEC) and therefore do not contain all of the information and footnotes required by GAAP and the SEC for annual financial statements. The unaudited condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements for the year ended December 31, 2017, included in its annual report on Form 10-K as filed with the SEC on March 1, 2018.

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
Note 2. Summary of Significant Accounting Policies
Operating revenue
The following table disaggregates the Company’s operating revenue by source:

	Three Months Ended March 31,
	2018	2017
Revenue from contracts with customers	$134,254	$112,812
Regulatory balancing account revenue	(2,007)	9,224
Total operating revenue	$132,247	$122,036

Revenue from contracts with customers
The Company principally generates operating revenue from contracts with customers by providing regulated water and wastewater services at tariff-rates authorized by the Commissions in the states in which they operate and non-regulated water and wastewater services at rates authorized by contracts with government agencies. Revenue from contracts with customers reflects amounts billed for the volume of consumption at authorized per unit rates, for a service charge, and for other authorized charges.
The Company satisfies its performance obligation to provide water and wastewater services over time as services are rendered. The Company applies the invoice practical expedient and recognizes revenue from contracts with customers in the amount for which the Company has a right to invoice. The Company has a right to invoice for the volume of consumption, for the service charge, and for other authorized charges.
The measurement of sales to customers is generally based on the reading of their meters, which occurs on a systematic basis throughout the month. At the end of each month, the Company estimates consumption since the date of the last meter reading and a corresponding unbilled revenue is recognized. The estimate is based upon the number of unbilled days that month and the average daily customer billing rate from the previous month (which fluctuates based upon customer usage).
Contract terms are generally short-term and at will by customers and, as a result, no separate financing component is recognized for their collections from customers, which generally require payment within 30 days of billing. The Company applies judgment, based principally on historical payment experience, in estimating their customers’ ability to pay.
Certain customers are not billed for volumetric consumption, but are instead billed a flat rate at the beginning of each monthly service period. The amount billed is initially deferred and subsequently recognized over the monthly service period, as the performance obligation is satisfied. The deferred revenue balance, which is included in "other accrued liabilities" on the consolidated balance sheets, is inconsequential.
In the following table, revenue from contracts with customers is disaggregated by class of customers:

	Three Months Ended March 31,
	2018	2017
Residential	$91,319	$75,865
Business	27,057	22,026
Industrial	7,579	6,954
Public authorities	5,444	4,146
Other	2,855	3,821
Total revenue from contracts with customers	$134,254	$112,812
Regulatory balancing account revenue
The Company’s ability to recover revenue requirements authorized by the California Public Utilities Commission (CPUC) in its triennial General Rate Case (GRC), is decoupled from the volume of the sales. Regulatory balancing account revenue is revenue related to rate mechanisms authorized in California by the CPUC, which allow the Company to recover the authorized revenue and are not considered contracts with customers.
The Water Revenue Adjustment Mechanism (WRAM) allows the Company to recognize the adopted level of volumetric revenues. The variance between adopted volumetric revenues and actual billed volumetric revenues for metered accounts is recorded as regulatory balancing account revenue.
Cost-recovery rates, such as the Modified Cost Balancing Account (MCBA), provide for recovery of the adopted levels of expenses for purchased water, purchased power, pump taxes, water conservation program costs and certain other operating expenses. Variances between adopted and actual costs are recorded as regulatory balancing account revenue.
Each district's WRAM and MCBA regulatory assets and liabilities are allowed to be netted against one another. The Company recognizes regulatory balancing account revenues that have been authorized for rate recovery, are objectively determinable and probable of recovery, and are expected to be collected within 24 months. To the extent that regulatory balancing account revenue is estimated to be collectible beyond 24 months, recognition is deferred.

Non-regulated Revenue

	Three Months Ended March 31,
	2018	2017
Operating and maintenance revenue	$3,165	$1,913
Other non-regulated revenue	743	1,042
Non-regulated revenue from contracts with customers	$3,908	$2,955
Lease revenue	$511	$507
Total non-regulated revenue	$4,419	$3,462
Operating and maintenance services are provided for water and wastewater systems owned by private companies and municipalities. The Company negotiates formal agreements with the customers, under which they provide operating, maintenance and customer billing services related to the customers’ water system. The formal agreements outline the fee schedule for the services provided. The agreements typically call for a fee-per-service or a flat-rate amount per month. The Company typically satisfies its performance obligation of providing operating and maintenance services over time as services are rendered; as a result, the Company employs the invoice practical expedient and recognizes revenue in the amount that it has the right to invoice. Contract terms are generally short-term and as a result no separate financing component is recognized for its collections from customers, which generally require payment within 30 days of billing.
Other non-regulated revenue primarily relates to services for the design and installation of water mains and other water infrastructure for customers outside the regulated service areas and insurance program administration. Other non-regulated revenue is inconsequential.
The Company is the lessor in operating lease agreements with telecommunications companies under which cellular phone antennas are placed on the Company's property. Lease revenue is not considered revenue from contracts with customers and is recognized following current operating lease standards.
 Cash, Cash Equivalents, and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents, and restricted cash within the Condensed Consolidated Balance Sheets that sum to the total of the same such amounts shown on the Condensed Consolidated Statements of Cash Flows:

	March 31, 2018	December 31, 2017
Cash and cash equivalents	34,702	94,776
Restricted cash (included in "taxes, prepaid expenses and other assets")	631	576
Total cash, cash equivalents, and restricted cash shown in the statements of cash flows	$35,333	$95,352
 Adoption of New Accounting Standards
In May of 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (codified in ASC 606), which amends the existing revenue recognition guidance. The Company completed an evaluation of the new revenue standard and implemented the standard on January 1, 2018 using the modified retrospective method for all contracts. The reported results for the first three months of 2018 reflect the application of ASC 606 guidance, while prior period amounts were not adjusted and continue to be reported in accordance with the accounting standards in effect for those periods. Other than increased disclosures regarding revenues related to contracts with customers, the implementation did not have a significant impact on the Company’s consolidated financial statements (see "Operating Revenue" section of note 2 above).
In August of 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230) - Classification of Certain Cash Receipts and Cash Payments. This update adds and clarifies guidance on the classification of certain cash receipts and payments in the statement of cash flows. The Company will continue to classify proceeds from the settlement of insurance claims on the basis of the nature of the loss and from the settlement of corporate-owned life insurance policies as cash inflows on the Condensed Consolidated Statements of Cash Flows. The Company implemented the standard on January 1, 2018 and retrospectively applied the standard in the comparative period. The standard does not have a significant impact to the Company's consolidated financial statements.
In November of 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230) - Restricted Cash. The update requires the Company to combine restricted cash with cash and cash equivalents when reconciling the beginning and end of period balances in the Condensed Consolidated Statements of Cash Flows. The Company implemented the standard on January 1, 2018 and retrospectively applied the standard in the comparative period.
The following table shows the effect of the accounting change to the Condensed Consolidated Statements of Cash Flows:

	Three Months Ended March 31, 2017
Condensed Consolidated Statements of Cash Flows line item	As Reported on Form 10-Q	Adjusted Balance on Form 10-Q	Increase (Decrease) from Retrospective Adoption
Change in restricted cash	$(260)	$—	$260
Net cash used in investing activities	$(52,499)	$(52,239)	$260
Change in cash, cash equivalents, and restricted cash	$(13,502)	$(13,242)	$260
Cash, cash equivalents, and restricted cash at beginning of period	$25,492	$25,935	$443
Cash, cash equivalents, and restricted cash at end of period	$11,990	$12,693	$703
In March of 2017, the FASB issued ASU 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. The update requires employers to present the service cost component of the net periodic benefit cost in the same income statement line item as other employee compensation costs arising from services rendered during the period. The other components of net benefit cost, including interest cost, expected return on plan assets, amortization of prior service cost/credit and actuarial gain/loss, and settlement and curtailment effects, are to be presented as non-operating items. In addition, the standard only allows the service cost component to be eligible for capitalization.
The standard became effective as of January 1, 2018. The presentation amendments were applied retrospectively and the capitalization amendments were applied prospectively on and after the effective date. The company applied the practical expedient that permits the Company to use the amounts disclosed in its pension and other postretirement benefit plan footnote from the prior comparative periods as the estimation basis for applying the retrospective presentation requirements. The Commissions have authorized the Company to recover the other components of net periodic benefit cost through the Company’s capital program and thus on and after the effective date, the other components of net periodic benefit cost that have previously been recorded as part of utility plant have been recognized as a regulatory asset (see note 9). As a result, the changes required by the standard did not have a material impact on the results of operations.
The following table shows the effect of the accounting change to the Condensed Consolidated Statements of (Loss) Income for the three months ended March 31, 2017:

	Three Months Ended March 31, 2017
Condensed Consolidated Statement of (Loss) Income line item	As Reported on Form 10-Q	Adjusted Balance on Form 10-Q	Increase (Decrease) from Retrospective Adoption
Administrative and general	$25,249	$22,746	$(2,503)
Total operating expenses	$113,986	$111,483	$(2,503)
Net operating income	$8,050	$10,553	$2,503
Other components of net periodic benefit cost	$—	$(2,503)	$2,503
Net other income	$1,298	$(1,205)	$(2,503)
New Accounting Standards Issued But Not Yet Adopted
In February of 2016, the FASB issued ASU 2016-02, Leases. This update changes the accounting treatment of leases and related disclosure requirements. In November of 2017, the FASB tentatively decided to amend the new leasing guidance such that entities may elect not to restate their comparative periods in the period of adoption. The guidance requires lessees to recognize an asset and liability on the balance sheet for all of their lease obligations. Operating leases were previously not recognized on the balance sheet. ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2018 and early adoption is permitted. The Company will adopt the standard using the modified retrospective method for its existing leases and expects this standard to increase lease assets and lease liabilities on the Condensed Consolidated Balance Sheets. The Company does not expect that the guidance will have a material impact on the Condensed Consolidated Statements of (Loss) Income, Condensed Consolidated Statements of Cash Flows, and lease disclosures.

Note 3. Stock-based Compensation
Equity Incentive Plan
During the three months ended March 31, 2018 and 2017, the Company granted annual Restricted Stock Awards (RSAs) of 46,135 and 48,717, respectively, to officers and directors of the Company. During those same periods, 9,464 RSAs and 10,902 RSAs, respectively, were canceled. RSAs granted to officers vest over 36 months with the first year cliff vesting. RSAs granted to directors generally vest at the end of 12 months. During the first three months of 2018 and 2017, the RSAs granted were valued at $35.40 and $36.75 per share, respectively, based upon the fair value of the Company’s common stock on the date of grant.
During the three months ended March 31, 2018 and 2017, the Company granted 28,594 and 31,389 performance-based Restricted Stock Unit Awards (RSUs), respectively, to officers. During those same periods, the Company issued 48,753 RSUs and 38,709 RSUs, respectively, to officers, and canceled 24,009 RSUs and 19,735 RSUs, respectively. Each RSU award reflects a target number of shares that may be issued to the award recipient. The 2018 and 2017 awards may be earned upon completion of the three-year performance period and are recognized as expense ratably over the period using a fair value of $35.40 per share and $36.75 per share, respectively, and an estimate of RSUs earned during the period. The Company has recorded compensation costs for the RSAs and RSUs in administrative and general operating expenses in the amount of $0.7 million for the three months ended March 31, 2018 and 2017.
Note 4. Equity
The Company’s changes in total common stockholders’ equity for the three months ended March 31, 2018 were as follows:

Total Common Stockholders’ Equity
Balance at December 31, 2017	$693,462
Common stock issued	1
Share-based compensation expense	635
Repurchase of common stock	(1,239)
Common stock dividends declared	(9,003)
Net loss	(2,545)
Balance at March 31, 2018	$681,311

Note 5. (Loss) Earnings Per Share

The computations of basic and diluted (loss) earnings per share are noted in the table below. Basic (loss) earnings per share are computed by dividing the net (loss) income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts were exercised or converted into common stock. RSAs are included in the weighted average common shares outstanding because the shares have all the same voting and dividend rights as issued and unrestricted common stock. RSUs are not included in diluted shares for financial reporting until authorized by the Compensation & Organization Committee of the Board of Directors.

	Three Months Ended March 31
	2018	2017
	(In thousands, except per share data)
Net (loss) income available to common stockholders	$(2,545)	$1,132
Weighted average common shares outstanding, basic	48,030	47,984
Weighted average common shares outstanding, dilutive	48,030	47,984
(Loss) Earnings per share - basic	$(0.05)	$0.02
(Loss) Earnings per share - diluted	$(0.05)	$0.02

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

Cash contributions by the Company related to pension plans were $7.3 million and $7.5 million for the three months ended March 31, 2018 and 2017, respectively. There were no cash contributions by the Company related to other postretirement benefit plans were for the three months ended March 31, 2018 and 2017. The total 2018 estimated cash contribution to the pension plans is $33.4 million and to the other postretirement benefit plans is $10.1 million.

The following table lists components of net periodic benefit costs for the pension plans and other postretirement benefits. The data listed under “pension plan” includes the qualified pension plan and the non-qualified supplemental executive retirement plan. The data listed under “other benefits” is for all other postretirement benefits.

	Three Months Ended March 31
	Pension Plan		Other Benefits
	2018	2017	2018	2017
Service cost	$7,402	$5,865	$2,550	$2,019
Interest cost	5,995	5,791	1,484	1,491
Expected return on plan assets	(6,862)	(6,029)	(1,416)	(1,218)
Amortization of prior service cost	1,263	1,445	11	11
Recognized net actuarial loss	2,797	1,752	773	649
Net periodic benefit cost	$10,595	$8,824	$3,402	$2,952

Service cost portion of the pension plan and other postretirement benefits is recognized in administrative and general within the Condensed Consolidated Statements of (Loss) Income. Other components of net periodic benefit costs include interest costs, expected return on plan assets, amortization of prior service costs, and recognized net actuarial loss and are reported together as other components of net periodic benefit costs within the Condensed Consolidated Statements of (Loss) Income (see note 2).
Note 7. Short-term and Long-term Borrowings
Both short-term unsecured credit agreements contain affirmative and negative covenants and events of default customary for credit facilities of this type including, among other things, limitations and prohibitions relating to additional indebtedness, liens, mergers, and asset sales. Also, these unsecured credit agreements contain financial covenants governing the Company and its subsidiaries’ consolidated total capitalization ratio and interest coverage ratio.
The outstanding borrowings on the Company lines of credit were $55.1 million as of March 31, 2018 and December 31, 2017. There were $220.0 million borrowings on the Cal Water lines of credit as of March 31, 2018 and December 31, 2017. The average borrowing rate for borrowings on the Company and Cal Water lines of credit during the three months ended March 31, 2018 was 2.45% compared to 1.60% for the same period last year.

Note 8. Income Taxes
The Company adjusts its effective tax rate each quarter to be consistent with the estimated annual effective tax rate. The Company also records the tax effect of unusual or infrequently occurring discrete items.
The provision for income taxes is shown below:

	Three Months Ended March 31
	2018	2017
Income tax (benefit) expense	$(987)	$5
The operating income tax benefit decreased $0.7 million to $0.2 million for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017 mostly due to a decrease in the corporate federal income tax rate from 35 percent to 21 percent, effective January 1, 2018. The non-operating income tax expense decreased $1.6 million to $0.8 million for the three months ended March 31, 2018, as compared to the three months ended March 31, 2017, mostly due to a $1.5 million unrealized loss on certain benefit plan investments and a decrease in the corporate federal income tax rate from 35 percent to 21 percent, effective January 1, 2018. The Company's 2018 effective tax rate, before discrete items, is estimated to be 23%.

For year ended December 31, 2017, the Company recorded a provisional re-measurement of its deferred tax balances (related mostly to timing differences for plant-related items) which was offset by a change from a net deferred income tax regulatory asset to a net regulatory liability. The Company is continuing to work with state regulators to finalize the ratepayer net refund of $108.0 million to ensure compliance with federal normalization rules.

The final transition impacts of the Tax Cuts and Jobs Act (TCJA) may differ from the recorded amounts, possibly materially, due to, among other things, regulatory decisions that could differ from the Company’s determination of how the impacts of the TCJA are allocated between customers and shareholders. In addition, while the Company was able to make reasonable estimates of the impact of the reduction in federal tax rate and the elimination of bonus depreciation due to the enactment of the TCJA; the Company has not completed analysis for areas of the TCJA around Internal Revenue Code Section 162(m), full expensing of fixed assets, and other asset related items of the TCJA. Changes in interpretations, guidance on legislative intent, and any changes in accounting standards for income taxes in response to the TCJA could impact the recorded amounts. The Company will finalize and record any adjustments related to the TCJA within the one year measurement period provided under Staff Accounting Bulletin No. 118. The balances relating to TCJA impact continue to be provisional as of March 31, 2018.

The Company had unrecognized tax benefits of approximately $11.3 million and $10.5 million as of March 31, 2018 and March 31, 2017, respectively. Included in the balance of unrecognized tax benefits as of March 31, 2018 and March 31, 2017 are approximately $2.1 million and $2.3 million, respectively, of tax benefits that, if recognized, would result in an adjustment to the Company’s effective tax rate. The Company does not expect its unrecognized tax benefits to change significantly within the next 12 months.

Note 9. Regulatory Assets and Liabilities
Regulatory assets and liabilities were comprised of the following as of March 31, 2018 and December 31, 2017:

	March 31, 2018	December 31, 2017
Regulatory Assets
Pension and retiree group health	$214,084	$214,249
Property-related temporary differences (tax benefits flowed through to customers)	87,700	87,323
Other accrued benefits	29,073	28,251
Net WRAM and MCBA long-term accounts receivable	35,278	34,879
Asset retirement obligations, net	17,473	17,126
Interim rates long-term accounts receivable	4,568	4,568
Tank coating	11,052	10,998
Health care balancing account	522	496
Pension balancing account	3,742	2,322
Other components of net periodic benefit cost	811	—
Other regulatory assets	738	935
Total Regulatory Assets	$405,041	$401,147

Regulatory Liabilities
Future tax benefits due to customers	$168,366	$168,343
Health care balancing account	9,282	7,749
Conservation program	3,797	2,273
Pension balancing account	154	364
Net WRAM and MCBA long-term payable	2,035	513
Tax accounting memorandum account	1,982	—
Cost of capital memorandum account	1,151	—
Other regulatory liabilities	299	464
Total Regulatory Liabilities	$187,066	$179,706
Short-term regulatory assets and liabilities are excluded from the above table.
The short-term regulatory assets were $34.1 million as of March 31, 2018 and $36.8 million as of December 31, 2017. As of March 31, 2018 and December 31, 2017, the short-term regulatory assets primarily consist of net WRAM and MCBA receivables.
The short-term portions of regulatory liabilities were $56.2 million as of March 31, 2018 and $59.3 million as of December 31, 2017. The short-term regulatory liabilities as of March 31, 2018, primarily consist of 1,2,3 trichloropropane (TCP) settlement proceeds. As of December 31, 2017, the short-term regulatory liabilities primarily consist of TCP settlement proceeds and net WRAM and MCBA liability balances.
The tax accounting and cost of capital memorandum account regulatory liabilities are related to the estimated ratepayer refunds due to changes in the federal income tax rate and to the cost of capital decision in California.
The other components of net periodic benefit cost regulatory asset are authorized by the Commissions and are probable for rate recovery through the capital program (see Note 2).
Note 10. Commitments and Contingencies
Commitments
The Company has significant commitments to lease certain office spaces and water systems and to purchase water from water wholesalers. These commitments are described in Form 10-K for the year ended December 31, 2017. As of March 31, 2018, there were no significant changes from December 31, 2017.

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
Other Legal Matters
From time to time, the Company is involved in various disputes and litigation matters that arise in the ordinary course of business. The status of each significant matter is reviewed and assessed for potential financial exposure. If the potential loss from any claim or legal proceeding is considered probable and the amount of the range of loss can be estimated, a liability is accrued for the estimated loss in accordance with the accounting standards for contingencies. Legal proceedings are subject to uncertainties, and the outcomes are difficult to predict. Because of such uncertainties, accruals are based on the best information available at the time. While the outcome of these disputes and litigation matters cannot be predicted with any certainty, management does not believe when taking into account existing reserves the ultimate resolution of these matters will materially affect the Company’s financial position, results of operations, or cash flows. As of March 31, 2018 and December 31, 2017, the Company recognized a liability of $6.9 million and $6.1 million, respectively, for known legal matters. The cost of litigation is expensed as incurred and any settlement is first offset against such costs. Any settlement in excess of the cost to litigate is accounted for on a case by case basis, dependent on the nature of the settlement.
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

Advances for construction fair values were estimated using broker quotes from companies that frequently purchase these investments.

	March 31, 2018
		Fair Value
	Cost	Level 1	Level 2	Level 3	Total
Long-term debt, including current maturities	$521,594	—	$584,764	—	$584,764
Advances for construction	184,479	—	77,621	—	77,621
Total	$706,073	$—	$662,385	$—	$662,385

	December 31, 2017
		Fair Value
	Cost	Level 1	Level 2	Level 3	Total
Long-term debt, including current maturities	$531,713	$—	$607,492	$—	$607,492
Advances for construction	182,502	—	75,083	—	75,083
Total	$714,215	—	$682,575	$—	$682,575

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

The following tables present the Condensed Consolidating Balance Sheets as of March 31, 2018 and December 31, 2017, the Condensed Consolidating Statements of (Loss) Income for the three months ended March 31, 2018 and 2017, and the Condensed Consolidating Statements of Cash Flows for the three months ended March 31, 2018 and 2017 of (i) California Water Service Group, the guarantor of the First Mortgage Bonds and the parent company; (ii) California Water Service Company, the issuer of the First Mortgage Bonds and a 100% owned consolidated subsidiary of California Water Service Group; and (iii) the other 100% owned non-guarantor consolidated subsidiaries of California Water Service Group. No other subsidiary of the Company guarantees the securities. The Condensed Consolidating Statement of Cash Flows for the three months ended March 31, 2018 and 2017 reflect the retrospective adoption of ASU 2016-18 (refer to Note 2 for more details). The Condensed Consolidating Statement of (Loss) Income for the three months ended March 31, 2017 reflects the retrospective adoption of ASU 2017-07 (refer to Note 2 for more details).

CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATING BALANCE SHEET
As of March 31, 2018
(In thousands)

	Parent Company	Cal Water	All Other Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS
Utility plant:
Utility plant	$1,321	$2,824,077	$207,409	$(7,196)	$3,025,611
Less accumulated depreciation and amortization	(943)	(887,919)	(55,743)	2,032	(942,573)
Net utility plant	378	1,936,158	151,666	(5,164)	2,083,038
Current assets:
Cash and cash equivalents	2,242	24,471	7,989	—	34,702
Receivables and unbilled revenue	—	107,838	3,790	—	111,628
Receivables from affiliates	22,494	858	157	(23,509)	—
Other current assets	400	17,894	1,161	—	19,455
Total current assets	25,136	151,061	13,097	(23,509)	165,785
Other assets:
Regulatory assets	—	401,169	3,872	—	405,041
Investments in affiliates	686,964	—	—	(686,964)	—
Long-term affiliate notes receivable	26,024	—	—	(26,024)	—
Other assets	90	58,937	3,820	(204)	62,643
Total other assets	713,078	460,106	7,692	(713,192)	467,684
TOTAL ASSETS	$738,592	$2,547,325	$172,455	$(741,865)	$2,716,507
CAPITALIZATION AND LIABILITIES
Capitalization:
Common stockholders’ equity	$681,311	$614,914	$77,291	$(692,205)	$681,311
Affiliate long-term debt	—	—	26,024	(26,024)	—
Long-term debt, less current maturities	—	514,894	776	—	515,670
Total capitalization	681,311	1,129,808	104,091	(718,229)	1,196,981
Current liabilities:
Current maturities of long-term debt	—	5,604	320	—	5,924
Short-term borrowings	55,100	220,000	—	—	275,100
Payables to affiliates	245	157	23,107	(23,509)	—
Accounts payable	—	69,950	3,606	—	73,556
Accrued expenses and other liabilities	215	106,958	2,564	—	109,737
Total current liabilities	55,560	402,669	29,597	(23,509)	464,317
Unamortized investment tax credits	—	1,724	—	—	1,724
Deferred income taxes	1,721	188,278	2,441	(127)	192,313
Pension and postretirement benefits other than pensions	—	256,520	—	—	256,520
Regulatory liabilities and other	—	229,072	3,515	—	232,587
Advances for construction	—	183,980	499	—	184,479
Contributions in aid of construction	—	155,274	32,312	—	187,586
TOTAL CAPITALIZATION AND LIABILITIES	$738,592	$2,547,325	$172,455	$(741,865)	$2,716,507

CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATING BALANCE SHEET
As of December 31, 2017
(In thousands)

	Parent Company	Cal Water	All Other Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS
Utility plant:
Utility plant	$1,321	$2,771,259	$204,795	$(7,196)	$2,970,179
Less accumulated depreciation and amortization	(919)	(868,762)	(54,543)	2,010	(922,214)
Net utility plant	402	1,902,497	150,252	(5,186)	2,047,965
Current assets:
Cash and cash equivalents	4,728	80,940	9,108	—	94,776
Receivables and unbilled revenue	—	110,928	4,526	—	115,454
Receivables from affiliates	19,952	4,093	43	(24,088)	—
Other current assets	80	16,569	994	—	17,643
Total current assets	24,760	212,530	14,671	(24,088)	227,873
Other assets:
Regulatory assets	—	397,333	3,814	—	401,147
Investments in affiliates	698,690	—	—	(698,690)	—
Long-term affiliate notes receivable	26,441	—	—	(26,441)	—
Other assets	192	59,581	3,822	(205)	63,390
Total other assets	725,323	456,914	7,636	(725,336)	464,537
TOTAL ASSETS	$750,485	$2,571,941	$172,559	$(754,610)	$2,740,375
CAPITALIZATION AND LIABILITIES
Capitalization:
Common stockholders’ equity	$693,462	$626,300	77,647	$(703,947)	$693,462
Affiliate long-term debt	—	—	26,441	(26,441)	—
Long-term debt, less current maturities	—	514,952	841	—	515,793
Total capitalization	693,462	1,141,252	104,929	(730,388)	1,209,255
Current liabilities:
Current maturities of long-term debt	—	15,598	322	—	15,920
Short-term borrowings	55,100	220,000	—	—	275,100
Payables to affiliates	—	580	23,508	(24,088)	—
Accounts payable	—	90,561	3,394	—	93,955
Accrued expenses and other liabilities	271	104,002	1,711	—	105,984
Total current liabilities	55,371	430,741	28,935	(24,088)	490,959
Unamortized investment tax credits	—	1,724	—	—	1,724
Deferred income taxes	1,652	189,004	2,424	(134)	192,946
Pension and postretirement benefits other than pensions	—	252,141	—	—	252,141
Regulatory and other liabilities	—	220,779	3,348	—	224,127
Advances for construction	—	181,979	523	—	182,502
Contributions in aid of construction	—	154,321	32,400	—	186,721
TOTAL CAPITALIZATION AND LIABILITIES	$750,485	$2,571,941	$172,559	$(754,610)	$2,740,375

CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATING STATEMENT OF INCOME
For the three months ended March 31, 2018
(In thousands)

	Parent Company	Cal Water	All Other Subsidiaries	Consolidating Adjustments	Consolidated
Operating revenue	$—	$123,570	$8,677	$—	$132,247
Operating expenses:
Operations:
Water production costs	—	45,623	1,983	—	47,606
Administrative and general	—	23,606	2,713	—	26,319
Other operations	—	16,217	1,569	(146)	17,640
Maintenance	—	5,244	195	—	5,439
Depreciation and amortization	23	19,613	1,101	(22)	20,715
Income tax benefit	(78)	(340)	(8)	197	(229)
Property and other taxes	—	6,007	697	—	6,704
Total operating (income) expenses	(55)	115,970	8,250	29	124,194
Net operating income	55	7,600	427	(29)	8,053
Other income and expenses:
Non-regulated revenue	531	4,244	320	(676)	4,419
Non-regulated expenses	—	(5,293)	(144)	—	(5,437)
Other components of net periodic benefit cost	—	(2,447)	(99)	—	(2,546)
Allowance for equity funds used during construction	—	911	—	—	911
Income tax (expense) benefit on other income and expenses	(148)	741	(24)	189	758
Total other income (loss)	383	(1,844)	53	(487)	(1,895)
Interest:
Interest expense	258	8,934	537	(531)	9,198
Allowance for borrowed funds used during construction	—	(458)	(37)	—	(495)
Net interest expense	258	8,476	500	(531)	8,703
Equity loss of subsidiaries	(2,725)	—	—	2,725	—
Net loss	$(2,545)	$(2,720)	$(20)	$2,740	$(2,545)

CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATING STATEMENT OF INCOME
For the three months ended March 31, 2017
(In thousands)

	Parent Company	Cal Water	All Other Subsidiaries	Consolidating Adjustments	Consolidated
Operating revenue	$—	$113,342	$8,694	$—	$122,036
Operating expenses:
Operations:
Water production costs	—	40,189	1,879	—	42,068
Administrative and general	—	20,126	2,620	—	22,746
Other operations	—	14,400	1,850	(126)	16,124
Maintenance	—	5,906	206	—	6,112
Depreciation and amortization	23	18,111	1,090	(23)	19,201
Income tax benefit	(103)	(946)	(92)	257	(884)
Property and other taxes	(4)	5,412	708	—	6,116
Total operating (income) expenses	(84)	103,198	8,261	108	111,483
Net operating income	84	10,144	433	(108)	10,553
Other income and expenses:
Non-regulated revenue	481	3,135	454	(608)	3,462
Non-regulated expenses	—	(1,747)	(307)	—	(2,054)
Other components of net periodic benefit cost	—	(2,350)	(153)	—	(2,503)
Allowance for equity funds used during construction	—	779	—	—	779
Income tax expense on other income and expenses	(196)	(883)	(58)	248	(889)
Total other income (loss)	285	(1,066)	(64)	(360)	(1,205)
Interest:
Interest expense	235	8,470	486	(481)	8,710
Allowance for borrowed funds used during construction	—	(476)	(18)	—	(494)
Net interest expense	235	7,994	468	(481)	8,216
Equity earnings of subsidiaries	998	—	—	(998)	—
Net income	$1,132	$1,084	$(99)	$(985)	$1,132

CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the three months ended March 31, 2018
(In thousands)

	Parent Company	Cal Water	All Other Subsidiaries	Consolidating Adjustments	Consolidated
Operating activities:
Net loss	$(2,545)	$(2,720)	$(20)	$2,740	$(2,545)
Adjustments to reconcile net loss to net cash provided by operating activities:
Equity loss of subsidiaries	2,725	—	—	(2,725)	—
Dividends received from affiliates	9,003	—	—	(9,003)	—
Depreciation and amortization	23	20,081	1,125	(22)	21,207
Changes in value of life insurance contracts	—	1,137	—	—	1,137
Allowance for equity funds used during construction	—	(911)	—	—	(911)
Changes in operating assets and liabilities	(376)	1,728	1,729	—	3,081
Other changes in noncurrent assets and liabilities	806	5,368	102	7	6,283
Net cash provided by operating activities	9,636	24,683	2,936	(9,003)	28,252
Investing activities:
Utility plant expenditures	—	(67,841)	(2,809)	—	(70,650)
Changes in affiliate advances	(2,520)	3,235	(153)	(562)	—
Reduction of affiliates long-term debt	395	—	—	(395)	—
Net cash used in investing activities	(2,125)	(64,606)	(2,962)	(957)	(70,650)
Financing Activities:
Short-term borrowings	—	45,022	—	—	45,022
Repayment of short-term borrowings	—	(45,022)	—	—	(45,022)
Changes in affiliate advances	245	(423)	(384)	562	—
Repayment of affiliates long-term borrowings	—	—	(395)	395	—
Repayment of long-term debt	—	(10,158)	(66)	—	(10,224)
Advances and contributions in aid of construction	—	4,663	100	—	4,763
Refunds of advances for construction	—	(1,908)	(10)	—	(1,918)
Repurchase of common stock	(1,239)	—	—	—	(1,239)
Dividends paid to non-affiliates	(9,003)	—	—	—	(9,003)
Dividends paid to affiliates	—	(8,665)	(338)	9,003	—
Net cash used in financing activities	(9,997)	(16,491)	(1,093)	9,960	(17,621)
Change in cash, cash equivalents, and restricted cash	(2,486)	(56,414)	(1,119)	—	(60,019)
Cash, cash equivalents, and restricted cash at beginning of period	4,728	81,453	9,171	—	95,352
Cash, cash equivalents, and restricted cash at end of period	$2,242	$25,039	$8,052	—	$35,333

CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the three months ended March 31, 2017
(In thousands)

	Parent Company	Cal Water	All Other Subsidiaries	Consolidating Adjustments	Consolidated
Operating activities:
Net income (loss)	$1,132	$1,084	$(99)	$(985)	$1,132
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity earnings of subsidiaries	(998)	—	—	998	—
Dividends received from affiliates	8,634	—	—	(8,634)	—
Depreciation and amortization	23	18,542	1,116	(23)	19,658
Changes in value of life insurance contracts	—	(319)	—	—	(319)
Allowance for equity funds used during construction	—	(779)	—	—	(779)
Changes in operating assets and liabilities	(67)	(11,003)	696	—	(10,374)
Other changes in noncurrent assets and liabilities	483	4,241	245	10	4,979
Net cash provided by operating activities	9,207	11,766	1,958	(8,634)	14,297
Investing activities:
Utility plant expenditures	—	(50,509)	(1,344)	—	(51,853)
Changes in affiliate advances	593	955	(175)	(1,373)	—
Issuance of affiliate short-term borrowings	(325)	—	—	325	—
Reduction of affiliates long-term debt	332	—	—	(332)	—
Life insurance proceeds	—	450	—	—	450
Purchase of life insurance contracts	—	(836)	—	—	(836)
Net cash provided by (used in) investing activities	600	(49,940)	(1,519)	(1,380)	(52,239)
Financing Activities:
Short-term borrowings	—	35,000	—	—	35,000
Repayment of short-term borrowings	(2,000)	—	—	—	(2,000)
Changes in affiliate advances	715	(475)	(1,613)	1,373	—
Proceeds from affiliate short-term borrowings	—	—	325	(325)	—
Repayment of affiliates long-term borrowings	—	—	(332)	332	—
Repayment of long-term debt	—	(170)	(116)	—	(286)
Advances and contributions in aid for construction	—	3,952	23	—	3,975
Refunds of advances for construction	—	(2,236)	—	—	(2,236)
Repurchase of common stock	(1,119)	—	—	—	(1,119)
Dividends paid to non-affiliates	(8,634)	—	—	—	(8,634)
Dividends paid to affiliates	—	(8,234)	(400)	8,634	—
Net cash (used in) provided by financing activities	(11,038)	27,837	(2,113)	10,014	24,700
Change in cash, cash equivalents, and restricted cash	(1,231)	(10,337)	(1,674)	—	(13,242)
Cash, cash equivalents, and restricted cash at beginning of period	5,216	13,595	7,124	—	25,935
Cash, cash equivalents, and restricted cash at end of period	$3,985	$3,258	$5,450	—	$12,693

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

Factors which may cause actual results to be different than those expected or anticipated include, but are not limited to:

•	governmental and regulatory commissions’ decisions, including decisions on proper disposition of property;

•	consequences of eminent domain actions relation to our water systems;

•	changes in regulatory commissions’ policies and procedures;

•	the timeliness of regulatory commissions’ actions concerning rate relief;

•	inability to renew leases to operate city water systems on beneficial terms;

•	changes in California State Water Resources Control Board water quality standards;

•	changes in environmental compliance and water quality requirements;

•	electric power interruptions;

•	housing and customer growth trends;

•	the impact of opposition to rate increases;

•	our ability to recover costs;

•	availability of water supplies;

•	issues with the implementation, maintenance or security of our information technology systems;

•	civil disturbances or terrorist threats or acts, or apprehension about the possible future occurrences of acts of this type;

•	labor relations matters as we negotiate with the unions;

•	restrictive covenants in or changes to the credit ratings on current or future debt that could increase financing costs or affect the ability to borrow, make payments on debt, or pay dividends;

•	changes in customer water use patterns and the effects of conservation;

•	the impact of weather, climate, natural disasters, and diseases on water quality, water availability, water sales and operating results;

•	the risks set forth in “Risk Factors” included in the Company's annual report on 2017 Form 10-K.

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

CRITICAL ACCOUNTING POLICIES
We maintain our accounting records in accordance with accounting principles generally accepted in the United States of America (GAAP) and as directed by the Commissions to which our operations are subject. The process of preparing financial statements in accordance with GAAP requires the use of estimates on the part of management. The estimates used by management are based on historic experience and an understanding of current facts and circumstances. Management believes that the following accounting policies are critical because they involve a higher degree of complexity and judgment, and can have a material impact on our results of operations, financial condition, and cash flows of the business. These policies and their key characteristics are discussed in detail in the 2017 Form 10-K. They include:

•	revenue recognition;

•	regulated utility accounting;

•	income taxes;

•	pension and postretirement health care benefits;

For the three month period ended March 31, 2018, except for changes to revenue recognition from the adoption of ASC 606 (see Note 2), there were no changes in the methodology for computing critical accounting estimates, no additional accounting estimates met the standards for critical accounting policies, and there were no material changes to the important assumptions underlying the critical accounting estimates.

RESULTS OF FIRST QUARTER 2018 OPERATIONS
COMPARED TO FIRST QUARTER 2017 OPERATIONS
Dollar amounts in thousands unless otherwise stated

Overview
Net loss for the three month period ended March 31, 2018, was $2.5 million or $0.05 net loss per diluted common share compared to net income of $1.1 million or $0.02 earnings per diluted common share for the three month period ended March 31, 2017. The $3.6 million decrease in net income was driven primarily by factors outside our immediate control, including a $1.5 million reduction in unrealized income from certain benefit plan investments due to market conditions, a $0.8 million increase in uninsured loss costs due to water main breaks, and a $0.7 million reduction in unbilled revenue accrual. The net effect of the following regulated revenue changes and other operating costs also affected quarterly results. We received general rate relief of $4.7 million, offset by a reduction in rates due to the new adopted cost of capital for Cal Water of $1.2 million, $1.5 million in additional depreciation and amortization costs, $0.7 million in additional wage costs, a $0.6 million increase in property and other taxes, and $0.5 million in additional interest expenses. These cost increases were offset by a $0.7 million reduction in maintenance expense.
Operating Revenue
Operating revenue increased $10.2 million, or 8.4%, to $132.2 million in the first quarter of 2018 as compared to the first quarter of 2017. The factors that impacted the operating revenue for the first quarter of 2018 as compared to the first quarter of 2017 are as follows:

Net change due to rate changes, usage, and other (1)	$2,822
MCBA Revenue (2)	4,177
Other balancing account revenue (3)	1,295
Deferral of revenue (4)	1,917
Net operating revenue increase	$10,211

1.
The net change due to rate changes, usage, and other in the above table was mainly driven by rate increases partially offset by $3.0 million reduction in revenue as a result of the impacts of recognizing the cost of capital and tax accounting memorandum accounts. The components of the rate increases are as follows:

General rate case	$1,709
Escalation rate increases	2,417
Purchased water and pump tax offset increases	1,067
Ratebase offset increases	562
Total increase in rates	$5,755

2.
The MCBA revenue increase resulted from an increase in actual water production costs relative to adopted water production costs in the first quarter of 2018 as compared to the first quarter of 2017. The actual water production costs increased in 2018 as a result of an increase in customer consumption in the first quarter of 2018 as compared to the first quarter of 2017. As required by the MCBA mechanism, the change in water production costs in California changes operating revenue in the same amount.

3.
The other balancing account revenue consists of the pension, conservation and health care balancing account revenues. Pension and conservation balancing account revenues are the differences between actual expenses and adopted rate recovery. Health care balancing account revenue is 85% of the difference between actual health care expenses and adopted rate recovery. The increase in revenue was mainly due to an increase in actual health care and pension expenses relative to adopted in the first quarter of 2018 as compared to the first quarter of 2017, which was partially offset by a decrease in actual conservation expenses relative to adopted in the first quarter of 2018 as compared to the first quarter of 2017.

4.
The deferral of revenue consists of amounts that are expected to be collected from customers beyond 24 months following the end of the accounting period in which these revenues were recorded. The deferral decreased in the first quarter of 2018 as compared to the first quarter of 2017 due to a decrease in the balancing account revenue expected to be collected beyond 24 months.

Total Operating Expenses

Total operating expenses increased $12.7 million, or 11.4%, to $124.2 million in the first quarter of 2018, as compared to $111.5 million in the first quarter of 2017.

Water production costs consists of purchased water, purchased power, and pump taxes. It represents the largest component of total operating expenses, accounting for approximately 38.3% of total operating expenses in the first quarter of 2018, as compared to 37.7% of total operating expenses in the first quarter of 2017. Water production costs increased 13.2% as compared to the same period last year mainly due to an 11.6% increase in purchased water production and higher wholesaler water rates.
Sources of water as a percent of total water production are listed in the following table:

	Three Months Ended March 31
	2018	2017
Well production	47%	48%
Purchased	49%	48%
Surface	4%	4%
Total	100%	100%
The components of water production costs are shown in the table below:

	Three Months Ended March 31
	2018	2017	Change
Purchased water	$38,523	$34,369	$4,154
Purchased power	5,523	4,908	615
Pump taxes	3,560	2,791	769
Total	$47,606	$42,068	$5,538

Administrative and general and other operations expenses increased $5.1 million to $44.0 million in the first quarter of 2018, as compared to $38.9 million in the first quarter of 2017. The increase was mostly due to increases in employee wage and benefits costs and uninsured loss costs. Changes in employee pension and other postretirement benefit costs, and employee health care costs for regulated California operations do not affect net income, because the Company is authorized to track these costs in balancing accounts for future recovery, which create a corresponding change to operating revenue. At March 31, 2018, there were 1,172 employees and at March 31, 2017, there were 1,156 employees.

Maintenance expense decreased $0.7 million, or 11.0%, to $5.4 million in the first quarter of 2018, as compared to $6.1 million in the first quarter of 2017, mostly due to decreases in transmission and distribution mains repairs.

Depreciation and amortization expense increased $1.5 million, or 7.9%, to $20.7 million in the first quarter of 2018, as compared to $19.2 million in the first quarter of 2017, due to 2017 capital additions.

Income tax benefits decreased $0.7 million, to $0.2 million in the first quarter of 2018, as compared to $0.9 million in the first quarter of 2017. The decrease was mainly due to the federal income tax rate reduction from 35 percent to 21 percent, effective January 1, 2018. The Company’s estimated combined effective income tax rate for 2018 is in the range from 23 to 25 percent.
Property and other taxes increased $0.6 million, or 9.6%, to $6.7 million in the first quarter of 2018, as compared to $6.1 million in the first quarter of 2017, mostly due to an increase in assessed property values in 2017 and increased local franchise taxes.
Other Income and Expenses
Net other loss increased $0.7 million to a net loss of $1.9 million in the first quarter of 2018, as compared to a net loss of $1.2 million in the first quarter of 2017, principally due to an unrealized loss on certain benefit plan investments, which was partially offset by increases in non-regulated revenue and allowance for equity funds used during construction.
Interest Expense
Net interest expense increased $0.5 million, or 5.9%, to $8.7 million in the first quarter of 2018, as compared to $8.2 million in the first quarter of 2017. The increase was due primarily to an increase in short-term financing for capital investments as well as increased short-term interest rates.
REGULATORY MATTERS

2018 California Regulatory Activity
California GRC filing
On December 15, 2016, the CPUC voted to approve Cal Water's 2015 GRC settlement agreement. The approved decision, which was proposed by the presiding Administrative Law Judge in November 2016, authorized Cal Water to increase gross revenue by approximately $45.0 million starting on January 1, 2017, up to $17.2 million in 2018, up to $16.3 million in 2019, and up to $30.0 million upon completion and approval of the Company’s advice letter projects. The 2019 revenue increases are subject to the CPUC’s earnings test protocol.
The CPUC’s decision also authorized Cal Water to invest $658.8 million in water system improvements throughout California over the three-year period of 2016-2018 in order to continue to provide safe and reliable water to its customers. This figure includes $197.3 million of water system infrastructure improvements that will be subject to the CPUC’s advice letter procedure.
The CPUC follows a rate case plan, which requires Cal Water to file a GRC for each of its regulated operating districts (except Grand Oaks) every three years. In a GRC proceeding, the CPUC not only considers the utility's rate setting requests, but may also consider other issues that affect the utility's rates and operations. The CPUC is generally required to issue its GRC decision prior to the first day of the test year or authorize interim rates. In accordance with the rate case plan, Cal Water will file its next GRC application in July of 2018.
Cost of Capital Application
In April of 2017, Cal Water, along with three other water utilities, filed an application to adopt a new cost of capital and capital structure for 2018. On March 22. 2018, the CPUC adopted a revised decision in the cost of capital proceeding for Cal Water and three other water utilities for the years 2018-2020, establishing for Cal Water a 9.20% return on equity and a 5.51% cost of debt, with a capital structure of 46.60% long-term debt and 53.40% common equity, and an authorized return on rate base of 7.48%, compared with Cal Water’s prior return on equity of 9.43%, cost of debt of 6.24%, and authorized return on rate base of 7.94%. The adopted capital structure did not change. The adopted returns on debt and equity will reduce Cal Water’s 2018 adopted revenue by approximately $6.7 million. The CPUC also authorized continuation of the WCCM, which provides for an adjustment in the return on equity if the cost of long-term debt as defined by an index of utility debt rates varies from the most recent index by 100 basis points or more in 2019 and 2020.
On March 30, 2018, Cal Water submitted an advice letter that established the Cost of Capital Memorandum Account (CoC MA) to track the difference between current rates and rates based upon the new cost of capital adopted by the CPUC as if the new cost of capital had been in effect beginning January 1, 2018. For the first three months of 2018, Cal Water recorded a $1.2 million reduction to revenue with a corresponding regulatory liability due to the CoC MA.
2018 Tax Accounting Memorandum Account (TAMA)
On December 22, 2017, the CPUC sent a letter to All Class A and B Water and Sewer Utilities on the subject of “Changes in Federal Tax Rates for 2018.” The CPUC required Cal Water to establish a memo account to track the impact of the TCJA on Cal Water. The TAMA will track the revenue requirement impact of the TCJA not otherwise reflected in rates from January 1, 2018 until current rates are modified to reflect all impacts of the TCJA. For the first three months of 2018, Cal Water recorded a $1.9 million reduction to revenue with a corresponding regulatory liability due to the TAMA. The Hawaii Water, Washington Water, and New Mexico Water Commissions have similar requirements to track the impact of the changes to the federal tax law. For the first three months of 2018, the Company recorded a reduction to revenue for $0.1 million for Hawaii Water, Washington Water and New Mexico Water.
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
WRAM and MCBA filings
In April of 2018, Cal Water submitted an advice letter to true up the revenue under-collections in the 2017 annual WRAMs/MCBAs of its regulated districts. A net under-collection of $50.1 million is being recovered from customers in the form of 12, 18, and greater-than-18-month surcharges. The new rates became effective April 15, 2018. This surcharge in some cases is in addition to surcharges/surcredits authorized in prior years which have not yet expired.
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
California Drought Memorandum Account
In March of 2018, Cal Water submitted an advice letter to request recovery of 2016 and 2017 incremental drought expenses of $3.2 million. The advice letter requires a Commission resolution and Cal Water may recover less than the requested amount. Cal Water anticipates a decision on the matter by the end of 2018.
Travis Air Force Base
On September 29, 2016, Cal Water entered into a 50-year agreement with the U.S. Department of Defense to acquire the water distribution assets of and distribute water to most of Travis Air Force Base beginning in 2018. On May 31, 2017, Cal Water submitted an application to the CPUC seeking approval to distribute water service to most of the base and to establish rates for its service.
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
2018 Regulatory Activity—Other States
2017 Waikoloa (Hawaii Water) GRC Filings
In December of 2017, Hawaii Water filed GRC applications requesting an additional $3.8 million in revenues on an annual basis for its Waikoloa Village and Resort Systems with the Hawaii Public Utilities Commission. The GRCs seek recovery of capital investments in the Waikoloa Village and Waikoloa Resort Systems as well as increases in operating expenses since the previous rate case. If approved, the Company anticipates rates would become effective in the fourth quarter of 2018.
LIQUIDITY
Cash flow from Operations

Cash flow from operations for the first three months of 2018 was $28.3 million compared to $14.3 million for the same period in 2017. Cash generated by operations varies during the year due to customer billings, and timing of collections and contributions to our benefit plans.

During the first three months of 2018, we made contributions of $7.3 million to our employee pension plan compared to contributions of $7.5 million made during the first three months of 2017. During the first three months of 2018 and 2017, we did not make any contributions to the other postretirement benefit plans. The total 2018 estimated cash contribution to the pension plans is $33.4 million and to the other postretirement benefit plans is $10.1 million.

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

Investing Activities

During the first three months of 2018 and 2017, we used $70.7 million and $51.9 million, respectively, of cash for company-funded and developer-funded utility plant expenditures. The 2018 budget estimates utility plant expenditures to be between $200.0 and $220.0 million. Annual expenditures fluctuate each year due to the availability of construction resources and our ability to obtain construction permits in a timely manner.

Financing Activities

Net cash used by financing activities was $17.6 million during the first three months of 2018 compared to $24.7 million of net cash provided by financing activities for the same period in 2017.

During the first three months of 2018 and 2017, we borrowed $45.0 million and $35.0 million, respectively, on our unsecured revolving credit facilities. Repayments of unsecured revolving credit facilities borrowings during the first three months of 2018 were $45.0 million and $2.0 million for the same period in 2017. We also repaid $10.0 million of First Mortgage Bonds that matured in the first quarter of 2018.

The undercollected net WRAM and MCBA receivable balances were $68.2 million and $48.0 million as of March 31, 2018 and March 31, 2017, respectively. The undercollected balances were primarily financed by Cal Water using short-term and long-term financing arrangements to meet operational cash requirements. Interest on the undercollected balances, the interest recoverable from ratepayers, is limited to the current 90-day commercial paper rates which is significantly lower than Cal Water’s short and long-term financing rates.

Short-term and Long-Term Financing

During the first three months of 2018, we utilized cash generated from operations and borrowings on the unsecured revolving credit facilities to fund operations and capital investments. We did not sell Company common stock during the first three months of 2018 and 2017. In future periods, management anticipates funding our utility plant needs through a relatively balanced approach between long term debt and equity.

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

As of March 31, 2018 and December 31, 2017, there were short-term borrowings of $275.1 million outstanding on the unsecured revolving credit facilities.

Given our ability to access our lines of credit on a daily basis, cash balances are managed to levels required for daily cash needs and excess cash is invested in short-term or cash equivalent instruments. Minimal operating levels of cash are maintained for Washington Water, New Mexico Water, and Hawaii Water.

Both short-term credit agreements contain affirmative and negative covenants and events of default customary for credit facilities of this type including, among other things, limitations and prohibitions relating to additional indebtedness, liens, mergers, and asset sales. Also, these unsecured credit agreements contain financial covenants governing the Company and its subsidiaries’ consolidated total capitalization ratio not to exceed 66.7% and an interest coverage ratio of three or more.  As of March 31, 2018, we are in compliance with all of the covenant requirements and are eligible to use the full amount of our credit facilities.

Bond principal and other long-term debt payments were $10.2 million during the first three months of 2018 and $0.3 million during the first three months of 2017.

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

Dividends

During the first three months of 2018, our quarterly common stock dividend payments were $0.1875 per share compared to $0.1800 during the first three months of 2017. For the full year 2017, the payout ratio was 51% of net income. On a long-term basis, our goal is to achieve a dividend payout ratio of 60% of net income accomplished through future earnings growth.

At the April 25, 2018 meeting, the Board declared the second quarter dividend of $0.1875 per share payable on May 18, 2018, to stockholders of record on May 7, 2018. This was our 294th consecutive quarterly dividend.

2018 Financing Plan

We intend to fund our utility plant needs in future periods through a relatively balanced approach between long-term debt and equity. The Company and Cal Water have a syndicated unsecured revolving line of credit of $150.0 million and $300.0 million, respectively, for short-term borrowings. As of March 31, 2018, the Company’s and Cal Water’s availability on these unsecured revolving lines of credit was $94.9 million and $80.0 million, respectively.

Book Value and Stockholders of Record

Book value per common share was $14.17 at March 31, 2018 compared to $14.44 at December 31, 2017. There were approximately 1,934 stockholders of record for our common stock as of February 12, 2018.

Utility Plant Expenditures

During the first three months of 2018, utility plant expenditures totaled $70.7 million for company-funded and developer-funded projects. The 2018 budget estimates company-funded utility plant expenditures to be between $200.0 and $220.0 million. The actual amount may vary from the budget number due to timing of actual payments related to current year and prior year projects. We do not control third-party-funded utility plant expenditures and therefore are unable to estimate the amount of such projects for 2018.
As of March 31, 2018, construction work in progress was $197.4 million compared to $150.5 million as of March 31, 2017. Work in progress includes projects that are under construction but not yet complete and placed in service.
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
Historically, approximately 46.5% of our annual water supply is pumped from wells. State groundwater management agencies operate differently in each state. Some of our wells extract ground water from water basins under state ordinances. These are adjudicated groundwater basins, in which a court has settled the dispute between landowners or other parties over how much annual groundwater can be extracted by each party. All of our adjudicated groundwater basins are located in the State of California. Our annual groundwater extraction from adjudicated groundwater basins approximates 6.8 billion gallons or 14.4% of our total annual water supply pumped from wells. Historically, we have extracted less than 100% of our annual adjudicated groundwater rights and have the right to carry forward up to 20% of the unused amount to the next annual period. All of our remaining wells extract ground water from managed or unmanaged water basins. There are no set limits for the ground water extracted from these water basins. Our annual groundwater extraction from managed groundwater basins approximates 28.0 billion gallons or 58.9% of our total annual water supply pumped from wells. Our annual groundwater extraction from unmanaged groundwater basins approximates 12.7 billion gallons or 26.7% of our total annual water supply pumped from wells. Most of the managed groundwater basins we extract water from have groundwater recharge facilities. We are required to pay well pump taxes to financially support these groundwater recharge facilities. Well pump taxes were $3.6 million and $2.8 million for the three months ended March 31, 2018 and 2017, respectively. In 2014, the State of California enacted the Sustainable Groundwater Management Act of 2014. The law and its implementing regulations will require most basins to select a sustainability agency by 2017, develop a sustainability plan by 2022, and show progress toward sustainability by 2027. We expect that in the future, groundwater will be produced mainly from managed and adjudicated basins.
California's normal weather pattern yields little precipitation between mid-spring and mid-fall. The Washington Water service areas receive precipitation in all seasons, with the heaviest amounts during the winter. New Mexico Water's rainfall is heaviest in the summer monsoon season. Hawaii Water receives precipitation throughout the year, with the largest amounts in the winter months. Water usage in all service areas is highest during the warm and dry summers and declines in the cool winter months. Rain and snow during the winter months in California replenish underground water aquifers and fill reservoirs, providing the water supply for subsequent delivery to customers. As of March 30, 2018, the State of California snowpack water content during the 2017-2018 water year is 57% of long-term averages (per the California Department of Water Resources, Northern Sierra Precipitation Accumulation report). The northern Sierra region is the most important for the state’s urban water supplies. The central and southern portions of the Sierras also have recorded 64% and 55%, respectively, of long-term averages. In January of 2014, California's Governor Brown proclaimed a drought emergency and directed State officials to take all necessary actions to make water immediately available. On April 7, 2017, the Governor declared an end to the drought emergency in 54 of California’s 58 counties. Two of Cal Water's districts remain under a declared drought; these were areas where groundwater was impacted by five years of drought conditions. Management believes that supply pumped from underground aquifers and purchased from wholesale suppliers will be adequate to meet customer demand during 2018 and beyond. Long-term water supply plans are developed for each of our districts to help assure an adequate water supply under various operating and supply conditions. Some districts have unique challenges in meeting water quality standards, but management believes that supplies will meet current standards using current treatment processes.

CONTRACTUAL OBLIGATIONS
During the three months ended March 31, 2018, there were no material changes in contractual obligations outside the normal course of business.

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

Historically, the CPUC’s balancing account or offsettable expense procedures allowed for increases in purchased water, pump tax, and purchased power costs to be flowed through to consumers. Traditionally, a significant percentage of our net income and cash flows come from California regulated operations; therefore the CPUC’s actions have a significant impact on our business. See Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Regulatory Matters.”

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

Our management, with the participation of our CEO and our CFO, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2018. Based on that evaluation, we concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

(b) Changes to Internal Control over Financial Reporting

There was no change in our internal controls over financial reporting that occurred during the quarter ended March 31, 2018, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II OTHER INFORMATION

Item 1.

LEGAL PROCEEDINGS

From time to time, the Company is involved in various disputes and litigation matters that arise in the ordinary course of business. The status of each significant matter is reviewed and assessed for potential financial exposure. If the potential loss from any claim or legal proceeding is considered probable and the amount of the range of loss can be estimated, a liability is accrued for the estimated loss in accordance with the accounting standards for contingencies. Legal proceedings are subject to uncertainties, and the outcomes are difficult to predict. Because of such uncertainties, accruals are based on the best information available at the time. While the outcome of these disputes and litigation matters cannot be predicted with any certainty, management does not believe when taking into account existing reserves the ultimate resolution of these matters will materially affect the Company’s financial position, results of operations, or cash flows. In the future, we may be involved in disputes and litigation related to a wide range of matters, including employment, construction, environmental issues and operations. Litigation can be time-consuming and expensive and could divert management’s time and attention from our business. In addition, if we are subject to additional lawsuits or disputes, we might incur significant legal costs and it is uncertain whether we would be able to recover the legal costs from ratepayers or other third parties. For more information refer to footnote 10.

Item 1A.

RISK FACTORS

There have been no material changes to the Company’s risk factors set forth in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year-ended December 31, 2017 filed with the SEC on March 1, 2018.

Item 5.

OTHER INFORMATION
The Company confirmed in a Form 8K filing on April 26, 2018 that it has made a proposal to acquire San Jose Water Group (SJW) for $68.25 per share in an all-cash transaction valued at approximately $1.9 billion including the assumption of debt. The proposal represents a 20% premium to SJW’s closing stock price on April 25, 2018 and has been rejected by the SJW Board of Directors.

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

CALIFORNIA WATER SERVICE GROUP
Registrant

April 26, 2018	By:	/s/ Thomas F. Smegal III
Thomas F. Smegal III
Vice President,
Chief Financial Officer and Treasurer