Form 10-Q
period 2018-06-30
CALIFORNIA WATER SERVICE GROUP
filed 2018-07-26
CIK 1035201

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common shares outstanding as of June 30, 2018 — 48,070,000

PART I FINANCIAL INFORMATION
Item 1.
FINANCIAL STATEMENTS
The condensed consolidated financial statements presented in this filing on Form 10-Q have been prepared by management and are unaudited.
CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited (In thousands, except per share data)

	June 30, 2018	December 31, 2017
ASSETS
Utility plant:
Utility plant	$3,094,616	$2,970,179
Less accumulated depreciation and amortization	(964,352)	(922,214)
Net utility plant	2,130,264	2,047,965
Current assets:
Cash and cash equivalents	33,668	94,776
Receivables:
Customers	44,700	32,451
Regulatory balancing accounts	33,257	36,783
Other	19,859	16,464
Unbilled revenue	36,192	29,756
Materials and supplies at weighted average cost	6,714	6,463
Taxes, prepaid expenses, and other assets	15,180	11,180
Total current assets	189,570	227,873
Other assets:
Regulatory assets	405,297	401,147
Goodwill	2,615	2,615
Other assets	61,768	60,775
Total other assets	469,680	464,537
TOTAL ASSETS	$2,789,514	$2,740,375
CAPITALIZATION AND LIABILITIES
Capitalization:
Common stock, $0.01 par value; 68,000 shares authorized, 48,070 and 48,012 outstanding in 2018 and 2017, respectively	$481	$480
Additional paid-in capital	336,238	336,229
Retained earnings	349,213	356,753
Total common stockholders’ equity	685,932	693,462
Long-term debt, less current maturities	414,530	515,793
Total capitalization	1,100,462	1,209,255
Current liabilities:
Current maturities of long-term debt	105,024	15,920
Short-term borrowings	325,100	275,100
Accounts payable	93,032	93,955
Regulatory balancing accounts	56,317	59,303
Accrued interest	5,751	6,122
Accrued expenses and other liabilities	37,076	40,559
Total current liabilities	622,300	490,959
Unamortized investment tax credits	1,724	1,724
Deferred income taxes	196,109	192,946
Pension and postretirement benefits other than pensions	256,431	252,141
Regulatory liabilities and other	238,912	224,127
Advances for construction	185,286	182,502
Contributions in aid of construction	188,290	186,721
Commitments and contingencies (Note 10)
TOTAL CAPITALIZATION AND LIABILITIES	$2,789,514	$2,740,375
See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Unaudited (In thousands, except per share data)

For the three months ended	June 30, 2018	June 30, 2017
Operating revenue	$172,632	$171,132
Operating expenses:
Operations:
Water production costs	65,373	64,131
Administrative and general	24,383	21,413
Other operations	20,724	18,328
Maintenance	5,389	4,708
Depreciation and amortization	20,953	19,218
Income taxes	4,347	10,606
Property and other taxes	6,407	6,057
Total operating expenses	147,576	144,461
Net operating income	25,056	26,671
Other income and expenses:
Non-regulated revenue	4,845	3,739
Non-regulated expenses	(6,115)	(1,614)
Other components of net periodic benefit cost	(2,463)	(2,383)
Allowance for equity funds used during construction	710	879
Income tax benefit (expense) on other income and expenses	819	(246)
Net other (loss) income	(2,204)	375
Interest expense:
Interest expense	10,134	9,079
Allowance for borrowed funds used during construction	(304)	(564)
Net interest expense	9,830	8,515
Net income	$13,022	$18,531
Earnings per share:
Basic	$0.27	$0.39
Diluted	0.27	0.39
Weighted average shares outstanding:
Basic	48,073	48,020
Diluted	48,073	48,020
Dividends declared per share of common stock	$0.1875	$0.1800
 See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Unaudited (In thousands, except per share data)

For the six months ended	June 30, 2018	June 30, 2017
Operating revenue	$304,879	$293,168
Operating expenses:
Operations:
Water production costs	112,979	106,199
Administrative and general	50,702	44,159
Other operations	38,364	34,452
Maintenance	10,828	10,820
Depreciation and amortization	41,668	38,419
Income taxes	4,118	9,722
Property and other taxes	13,111	12,173
Total operating expenses	271,770	255,944
Net operating income	33,109	37,224
Other income and expenses:
Non-regulated revenue	9,264	7,201
Non-regulated expenses	(11,552)	(3,668)
Other components of net periodic benefit cost	(5,009)	(4,886)
Allowance for equity funds used during construction	1,621	1,658
Income tax benefit (expense) on other income and expenses	1,577	(1,135)
Net other loss	(4,099)	(830)
Interest expense:
Interest expense	19,332	17,789
Allowance for borrowed funds used during construction	(799)	(1,058)
Net interest expense	18,533	16,731
Net income	$10,477	$19,663
Earnings per share:
Basic	$0.22	$0.41
Diluted	0.22	0.41
Weighted average shares outstanding:
Basic	48,051	48,002
Diluted	48,051	48,002
Dividends declared per share of common stock	$0.3750	$0.3600
 See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited (In thousands)

For the six months ended:	June 30, 2018	June 30, 2017
Operating activities:
Net income	$10,477	$19,663
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	42,582	39,328
Change in value of life insurance contracts	817	(1,208)
Allowance for equity funds used during construction	(1,621)	(1,658)
Changes in operating assets and liabilities:
Receivables and unbilled revenue	(14,431)	(35,533)
Accounts payable	6,417	3,242
Other current assets	(4,207)	(7,048)
Other current liabilities	(4,168)	(747)
Other changes in noncurrent assets and liabilities	13,705	19,687
Net cash provided by operating activities	49,571	35,726
Investing activities:
Utility plant expenditures	(133,900)	(108,712)
Life insurance proceeds	2,054	450
Purchase of life insurance contracts	(2,054)	(1,216)
Net cash used in investing activities	(133,900)	(109,478)
Financing activities:
Short-term borrowings	111,000	140,000
Repayment of short-term borrowings	(61,000)	(47,000)
Repayment of long-term debt	(12,264)	(2,407)
Advances and contributions in aid of construction	8,385	10,312
Refunds of advances for construction	(3,498)	(4,430)
Repurchase of common stock	(1,364)	(1,236)
Dividends paid	(18,017)	(17,278)
Net cash provided by financing activities	23,242	77,961
Change in cash, cash equivalents, and restricted cash	(61,087)	4,209
Cash, cash equivalents, and restricted cash at beginning of period	95,352	25,935
Cash, cash equivalents, and restricted cash at end of period	$34,265	$30,144
Supplemental information:
Cash paid for interest (net of amounts capitalized)	$17,344	$15,932
Income tax refund	—	$(1,697)
Supplemental disclosure of non-cash activities:
Accrued payables for investments in utility plant	$30,696	$28,494
Utility plant contribution by developers	8,653	7,212
 See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

CALIFORNIA WATER SERVICE GROUP
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2018
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
Note 2. Summary of Significant Accounting Policies
Operating revenue
The following tables disaggregate the Company’s operating revenue by source for the three and six month periods ended June 30, 2018 and 2017:

	Three Months Ended June 30
	2018	2017
Revenue from contracts with customers	$171,772	$162,593
Regulatory balancing account revenue	860	8,539
Total operating revenue	$172,632	$171,132

	Six Months Ended June 30
	2018	2017
Revenue from contracts with customers	$306,026	$275,405
Regulatory balancing account revenue	(1,147)	17,763
Total operating revenue	$304,879	$293,168
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
Contract terms are generally short-term and at will by customers and, as a result, no separate financing component is recognized for the Company's collections from customers, which generally require payment within 30 days of billing. The Company applies judgment, based principally on historical payment experience, in estimating its customers’ ability to pay.
Certain customers are not billed for volumetric consumption, but are instead billed a flat rate at the beginning of each monthly service period. The amount billed is initially deferred and subsequently recognized over the monthly service period, as the performance obligation is satisfied. The deferred revenue balance, which is included in "accrued expenses and other liabilities" on the consolidated balance sheets, is inconsequential.
In the following tables, revenue from contracts with customers is disaggregated by class of customers for the three and six month periods ended June 30, 2018 and 2017:

	Three Months Ended June 30
	2018	2017
Residential	$109,849	$102,171
Business	32,125	29,543
Industrial	7,941	6,408
Public authorities	8,251	7,874
Other	13,606	16,597
Total revenue from contracts with customers	$171,772	$162,593

	Six Months Ended June 30
	2018	2017
Residential	$201,167	$178,036
Business	59,182	51,569
Industrial	15,520	13,363
Public authorities	13,695	12,020
Other	16,462	20,417
Total revenue from contracts with customers	$306,026	$275,405
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
Non-regulated Revenue
The following tables disaggregate the Company’s non-regulated revenue by source for the three and six month periods ended June 30, 2018 and 2017:

	Three Months Ended June 30
	2018	2017
Operating and maintenance revenue	$2,297	$2,053
Other non-regulated revenue	1,981	1,178
Non-regulated revenue from contracts with customers	$4,278	$3,231
Lease revenue	$567	$508
Total non-regulated revenue	$4,845	$3,739

	Six Months Ended June 30
	2018	2017
Operating and maintenance revenue	$5,462	$3,966
Other non-regulated revenue	2,724	2,220
Non-regulated revenue from contracts with customers	$8,186	$6,186
Lease revenue	$1,078	$1,015
Total non-regulated revenue	$9,264	$7,201
Operating and maintenance services are provided for non-regulated water and wastewater systems owned by private companies and municipalities. The Company negotiates formal agreements with the customers, under which they provide operating, maintenance and customer billing services related to the customers’ water system. The formal agreements outline the fee schedule for the services provided. The agreements typically call for a fee-per-service or a flat-rate amount per month. The Company satisfies its performance obligation of providing operating and maintenance services over time as services are rendered; as a result, the Company employs the invoice practical expedient and recognizes revenue in the amount that it has the right to invoice. Contract terms are generally short-term and, as a result, no separate financing component is recognized for its collections from customers, which generally require payment within 30 days of billing.
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

 Cash, Cash Equivalents, and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents, and restricted cash within the Condensed Consolidated Balance Sheets that sum to the total of the same such amounts shown on the Condensed Consolidated Statements of Cash Flows:

	June 30, 2018	December 31, 2017
Cash and cash equivalents	33,668	94,776
Restricted cash (included in "taxes, prepaid expenses and other assets")	597	576
Total cash, cash equivalents, and restricted cash shown in the statements of cash flows	$34,265	$95,352
 Adoption of New Accounting Standards
In May of 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (codified in ASC 606), which amends the existing revenue recognition guidance. The Company completed an evaluation of the new revenue standard and implemented the standard on January 1, 2018 using the modified retrospective method for all contracts. The reported results for the first three and six months of 2018 reflect the application of ASC 606 guidance, while prior period amounts were not adjusted and continue to be reported in accordance with the accounting standards in effect for those periods. Other than increased disclosures regarding revenues related to contracts with customers, the implementation did not have a significant impact on the Company’s consolidated financial statements (see "Operating Revenue" section of note 2 above).
In August of 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230) - Classification of Certain Cash Receipts and Cash Payments. This update adds and clarifies guidance on the classification of certain cash receipts and payments in the statement of cash flows. The Company will continue to classify proceeds from the settlement of insurance claims on the basis of the nature of the loss and from the settlement of Company-owned life insurance policies as cash inflows on the Condensed Consolidated Statements of Cash Flows. The Company implemented the standard on January 1, 2018 and retrospectively applied the standard in the comparative period. The standard does not have a significant impact to the Company's consolidated financial statements.
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
The following table shows the effect of the accounting change to the Condensed Consolidated Statements of Cash Flows:

	Six Months Ended June 30, 2017
Condensed Consolidated Statements of Cash Flows line item	As Reported on Form 10-Q	Adjusted Balance on Form 10-Q	Increase (Decrease) from Retrospective Adoption
Change in restricted cash	$(598)	$—	$598
Net cash used in investing activities	$(110,076)	$(109,478)	$598
Change in cash, cash equivalents, and restricted cash	$3,611	$4,209	$598
Cash, cash equivalents, and restricted cash at beginning of period	$25,492	$25,935	$443
Cash, cash equivalents, and restricted cash at end of period	$29,103	$30,144	$1,041
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
The following tables show the effect of the accounting change to the Condensed Consolidated Statements of Income for the three and six month periods ended June 30, 2017:

	Three Months Ended June 30, 2017
Condensed Consolidated Statement of Income line item	As Reported on Form 10-Q	Adjusted Balance on Form 10-Q	Increase (Decrease) from Retrospective Adoption
Administrative and general	$23,796	$21,413	$(2,383)
Income taxes	$9,635	$10,606	$971
Total operating expenses	$145,873	$144,461	$(1,412)
Net operating income	$25,259	$26,671	$1,412
Other components of net periodic benefit cost	$—	$(2,383)	$2,383
Income tax expense on other income and expense	$(1,217)	$(246)	$971
Net other income	$1,787	$375	$(1,412)

	Six Months Ended June 30, 2017
Condensed Consolidated Statement of Income line item	As Reported on Form 10-Q	Adjusted Balance on Form 10-Q	Increase (Decrease) from Retrospective Adoption
Administrative and general	$49,045	$44,159	$(4,886)
Income taxes	$8,751	$9,722	$971
Total operating expenses	$259,859	$255,944	$(3,915)
Net operating income	$33,309	$37,224	$3,915
Other components of net periodic benefit cost	$—	$(4,886)	$4,886
Income tax expense on other income and expense	$(2,106)	$(1,135)	$971
Net other income	$3,085	$(830)	$(3,915)
New Accounting Standards Issued But Not Yet Adopted
In February of 2016, the FASB issued ASU 2016-02, Leases, which amends the guidance relating to the definition of a lease, recognition of lease assets and liabilities on the balance sheet, and the related disclosure requirements. In November of 2017, the FASB tentatively decided to amend the new leasing guidance such that entities may elect not to restate their comparative periods in the period of adoption. The guidance requires lessees to recognize an asset and liability on the balance sheet for all of their lease obligations. Operating leases were previously not recognized on the balance sheet. ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2018 and early adoption is permitted. The Company will adopt the standard using the modified retrospective method for its existing leases and expects this standard to increase lease assets and lease liabilities on the Condensed Consolidated Balance Sheets. The Company intends to elect certain practical expedients and will carry forward historical conclusions related to (1) contracts that contain leases, (2) existing lease classification for any expired or existing leases, and (3) initial direct costs for any existing leases. The Company will also apply the practical expedient that will allow the Company to elect, as an accounting policy, by asset class, to include both lease and nonlease components as a single component and account for it as a lease. The Company will apply the short-term lease exception for lessees which will allow the Company to not have to apply the recognition requirements of the new leasing guidance for short-term leases and to recognize lease payments in net income on a straight line basis over the lease term. The Company does not expect that the guidance will have a material impact on the Condensed Consolidated Statements of Income, Condensed Consolidated Statements of Cash Flows, and lease disclosures.

Note 3. Stock-based Compensation
Equity Incentive Plan
During the six months ended June 30, 2018 and 2017, the Company granted annual Restricted Stock Awards (RSAs) of 46,135 and 48,717, respectively, to officers and directors of the Company. During those same periods, 13,306 RSAs and 14,186 RSAs, respectively, were canceled. During the three months ended June 30, 2018 and 2017, no RSAs were granted and 3,842 RSAs and 3,284 RSAs, respectively, were canceled. RSAs granted to officers vest over 36 months with the first year cliff vesting. RSAs granted to directors generally vest at the end of 12 months. During the first six months of 2018 and 2017, the RSAs granted were valued at $35.40 and $36.75 per share, respectively, based upon the fair value of the Company’s common stock on the date of grant.
During the six months ended June 30, 2018 and 2017, the Company granted 28,594 and 31,389 performance-based Restricted Stock Unit Awards (RSUs), respectively, to officers. During those same periods, the Company issued 48,753 RSUs and 38,709 RSUs, respectively, to officers, and canceled 24,009 RSUs and 19,735 RSUs, respectively. During the three months ended June 30, 2018 and 2017, the Company did not grant, issue or cancel any RSUs. Each RSU award reflects a target number of shares that may be issued to the award recipient. The 2018 and 2017 awards may be earned upon completion of the three-year performance period and are recognized as expense ratably over the period using a fair value of $35.40 per share and $36.75 per share, respectively, and an estimate of RSUs earned during the period. The Company has recorded compensation costs for the RSAs and RSUs in administrative and general operating expenses in the amount of $1.5 million for the six months ended June 30, 2018 and 2017.
Note 4. Equity
The Company’s changes in total common stockholders’ equity for the six months ended June 30, 2018 were as follows:

Total Common Stockholders’ Equity
Balance at December 31, 2017	$693,462
Common stock issued	1
Share-based compensation expense	1,373
Repurchase of common stock	(1,364)
Common stock dividends declared	(18,017)
Net income	10,477
Balance at June 30, 2018	$685,932

Note 5. Earnings Per Share
The computations of basic and diluted earnings per share are noted in the table below. Basic earnings per share are computed by dividing the net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts were exercised or converted into common stock. RSAs are included in the weighted average common shares outstanding because the shares have all the same voting and dividend rights as issued and unrestricted common stock. RSUs are not included in diluted shares for financial reporting until authorized by the Organization & Compensation Committee of the Board of Directors.

	Three Months Ended June 30
	2018	2017
	(In thousands, except per share data)
Net income available to common stockholders	$13,022	$18,531
Weighted average common shares outstanding, basic	48,073	48,020
Weighted average common shares outstanding, dilutive	48,073	48,020
Earnings per share - basic	$0.27	$0.39
Earnings per share - diluted	$0.27	$0.39

	Six Months Ended June 30
	2018	2017
	(In thousands, except per share data)
Net income available to common stockholders	$10,477	$19,663
Weighted average common shares outstanding, basic	48,051	48,002
Weighted average common shares outstanding, dilutive	48,051	48,002
Earnings per share - basic	$0.22	$0.41
Earnings per share - diluted	$0.22	$0.41

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

Cash contributions by the Company related to pension plans were $16.0 million and $14.8 million for the six months ended June 30, 2018 and 2017, respectively. Cash contributions by the Company related to other postretirement benefit plans were $2.7 million for the six months ended June 30, 2018 and no cash contributions were made for the six months ended June 30, 2017. The total 2018 estimated cash contribution to the pension plans is $33.4 million and to the other postretirement benefit plans is $10.1 million.

The following table lists components of net periodic benefit costs for the pension plans and other postretirement benefits. The data listed under “pension plan” includes the qualified pension plan and the non-qualified supplemental executive retirement plan. The data listed under “other benefits” is for all other postretirement benefits.

	Three Months Ended June 30
	Pension Plan		Other Benefits
	2018	2017	2018	2017
Service cost	$7,402	$5,865	$2,550	$2,019
Interest cost	5,995	5,791	1,484	1,491
Expected return on plan assets	(6,862)	(6,029)	(1,416)	(1,218)
Amortization of prior service cost	1,263	1,445	11	11
Recognized net actuarial loss	2,797	1,752	773	649
Net periodic benefit cost	$10,595	$8,824	$3,402	$2,952

	Six Months Ended June 30
	Pension Plan		Other Benefits
	2018	2017	2018	2017
Service cost	$14,804	$11,730	$5,100	$4,038
Interest cost	11,989	11,581	2,969	2,982
Expected return on plan assets	(13,725)	(12,058)	(2,832)	(2,436)
Amortization of prior service cost	2,526	2,890	21	22
Recognized net actuarial loss	5,595	3,504	1,547	1,298
Net periodic benefit cost	$21,189	$17,647	$6,805	$5,904
Service cost portion of the pension plan and other postretirement benefits is recognized in administrative and general within the Condensed Consolidated Statements of Income. Other components of net periodic benefit costs include interest costs, expected return on plan assets, amortization of prior service costs, and recognized net actuarial loss and are reported together as other components of net periodic benefit costs within the Condensed Consolidated Statements of Income (see note 2).
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

The outstanding borrowings on the Company lines of credit were $55.1 million as of June 30, 2018 and December 31, 2017. There were $270.0 million and $220.0 million borrowings on the Cal Water lines of credit as of June 30, 2018 and December 31, 2017, respectively. The average borrowing rate for borrowings on the Company and Cal Water lines of credit during the six months ended June 30, 2018 was 2.72% compared to 1.82% for the same period last year.
Note 8. Income Taxes
The Company adjusts its effective tax rate each quarter to be consistent with the estimated annual effective tax rate. The Company also records the tax effect of unusual or infrequently occurring discrete items.
The provision for income taxes is shown in the tables below:

	Three Months Ended June 30
	2018	2017
Income tax expense	$3,527	$10,852

	Six Months Ended June 30
	2018	2017
Income tax expense	$2,540	$10,857
The income tax expense decreased $7.3 million to $3.5 million for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017 mostly due to the federal income tax rate reduction from 35% to 21%, effective January 1, 2018, and a decrease in operating income.
The income tax expense decreased $8.3 million to $2.5 million in the first six months of 2018, as compared to $10.9 million in the first six months of 2017. The decrease was mainly due to the federal income tax rate reduction from 35% to 21%, effective January 1, 2018, and a decrease in operating income.
The Company's 2018 effective tax rate, before discrete items, is estimated to be in the range from 23% to 25%.

For year ended December 31, 2017, the Company recorded a provisional re-measurement of its deferred tax balances (related mostly to timing differences for plant-related items) which was offset by a change from a net deferred income tax regulatory asset to a net regulatory liability. The Company is continuing to work with state regulators to finalize the customer net refund of $108.0 million to ensure compliance with federal normalization rules.

The final transition impacts of the Tax Cuts and Jobs Act (TCJA) may differ from the recorded amounts, possibly materially, due to, among other things, regulatory decisions that could differ from the Company’s determination of how the impacts of the TCJA are allocated between customers and shareholders. In addition, while the Company was able to make reasonable estimates of the impact of the reduction in federal tax rate and the elimination of bonus depreciation due to the enactment of the TCJA; the Company has not completed analysis for areas of the TCJA around Internal Revenue Code Section 162(m), full expensing of fixed assets, and other asset related items of the TCJA. Changes in interpretations, guidance on legislative intent, and any changes in accounting standards for income taxes in response to the TCJA could impact the recorded amounts. The Company will finalize and record any adjustments related to the TCJA within the one year measurement period provided under Staff Accounting Bulletin No. 118. The balances relating to TCJA impact continue to be provisional as of June 30, 2018.

The Company had unrecognized tax benefits of approximately $11.5 million and $10.2 million as of June 30, 2018 and 2017, respectively. Included in the balance of unrecognized tax benefits as of June 30, 2018 and 2017 are approximately $2.2 million and $2.3 million, respectively, of tax benefits that, if recognized, would result in an adjustment to the Company’s effective tax rate. The Company does not expect its unrecognized tax benefits to change significantly within the next 12 months.

Note 9. Regulatory Assets and Liabilities
Regulatory assets and liabilities were comprised of the following as of June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017
Regulatory Assets
Pension and retiree group health	$213,920	$214,249
Property-related temporary differences (tax benefits flowed through to customers)	87,988	87,323
Other accrued benefits	28,741	28,251
Net WRAM and MCBA long-term accounts receivable	32,892	34,879
Asset retirement obligations, net	17,824	17,126
Interim rates long-term accounts receivable	4,568	4,568
Tank coating	11,467	10,998
Health care balancing account	442	496
Pension balancing account	5,136	2,322
Other components of net periodic benefit cost	1,754	—
Other regulatory assets	565	935
Total Regulatory Assets	$405,297	$401,147

Regulatory Liabilities
Future tax benefits due to customers	$168,384	$168,343
Health care balancing account	11,127	7,749
Conservation program	4,531	2,273
Pension balancing account	13	364
Net WRAM and MCBA long-term payable	938	513
Tax accounting memorandum account	4,767	—
Cost of capital memorandum account	2,834	—
Other regulatory liabilities	161	464
Total Regulatory Liabilities	$192,755	$179,706
Short-term regulatory assets and liabilities are excluded from the above table.
The short-term regulatory assets were $33.3 million as of June 30, 2018 and $36.8 million as of December 31, 2017. As of June 30, 2018 and December 31, 2017, the short-term regulatory assets primarily consist of net WRAM and MCBA receivables.
The short-term portions of regulatory liabilities were $56.3 million as of June 30, 2018 and $59.3 million as of December 31, 2017. The short-term regulatory liabilities as of June 30, 2018, primarily consist of 1,2,3 trichloropropane (TCP) settlement proceeds. As of December 31, 2017, the short-term regulatory liabilities primarily consist of TCP settlement proceeds and net WRAM and MCBA liability balances.
The tax accounting and cost of capital memorandum account regulatory liabilities are related to the estimated customer refunds due to changes in the federal income tax rate and to the cost of capital decision for Cal Water.
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
Effective April 3, 2018, the City of Commerce has renewed a lease agreement for Cal Water to operate the City of Commerce’s water system for the next 15 years. Cal Water has run the City of Commerce water system since 1985 and is responsible for all operations, maintenance, water quality assurance, and customer service programs to provide a reliable supply of water that meets federal and state standards to customers served by the City of Commerce system. The City of Commerce will remain responsible for financing infrastructure improvements and setting its customers’ water rates.
As of June 30, 2018, there were no other significant changes from December 31, 2017.
Contingencies
Groundwater Contamination
The Company has undertaken litigation against third parties to recover past and anticipated costs related to groundwater contamination in our service areas. The cost of litigation is expensed as incurred and any settlement is first offset against such costs. The CPUC’s general policy requires all proceeds from groundwater contamination litigation to be used first to pay transactional expenses, then to make customers whole for water treatment costs to comply with the CPUC’s water quality standards. The CPUC allows for a risk-based consideration of contamination proceeds which exceed the costs of the remediation described above and may result in some sharing of proceeds with the shareholder, determined on a case by case basis. The CPUC has authorized various memorandum accounts that allow the Company to track significant litigation costs to request recovery of these costs in future filings and uses of proceeds to comply with CPUC’s general policy.
Other Legal Matters
From time to time, the Company is involved in various disputes and litigation matters that arise in the ordinary course of business. The status of each significant matter is reviewed and assessed for potential financial exposure. If the potential loss from any claim or legal proceeding is considered probable and the amount of the range of loss can be estimated, a liability is accrued for the estimated loss in accordance with the accounting standards for contingencies. Legal proceedings are subject to uncertainties, and the outcomes are difficult to predict. Because of such uncertainties, accruals are based on the best information available at the time. While the outcome of these disputes and litigation matters cannot be predicted with any certainty, management does not believe when taking into account existing reserves the ultimate resolution of these matters will materially affect the Company’s financial position, results of operations, or cash flows. As of June 30, 2018 and December 31, 2017, the Company recognized a liability of $3.2 million and $6.1 million, respectively, for known legal matters. The decrease is mainly due to several large claims being resolved in the first six months of 2018. The cost of litigation is expensed as incurred and any settlement is first offset against such costs. Any settlement in excess of the cost to litigate is accounted for on a case by case basis, dependent on the nature of the settlement.
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
Advances for construction fair values were estimated using broker quotes from companies that frequently purchase these investments.

	June 30, 2018
		Fair Value
	Cost	Level 1	Level 2	Level 3	Total
Long-term debt, including current maturities	$519,554	—	$570,197	—	$570,197
Advances for construction	185,286	—	77,626	—	77,626
Total	$704,840	$—	$647,823	$—	$647,823

	December 31, 2017
		Fair Value
	Cost	Level 1	Level 2	Level 3	Total
Long-term debt, including current maturities	$531,713	$—	$607,492	$—	$607,492
Advances for construction	182,502	—	75,083	—	75,083
Total	$714,215	—	$682,575	$—	$682,575

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

The following tables present the Condensed Consolidating Balance Sheets as of June 30, 2018 and December 31, 2017, the Condensed Consolidating Statements of Income for the three and six months ended June 30, 2018 and 2017, and the Condensed Consolidating Statements of Cash Flows for the six months ended June 30, 2018 and 2017 of (i) California Water Service Group, the guarantor of the First Mortgage Bonds and the parent company; (ii) California Water Service Company, the issuer of the First Mortgage Bonds and a 100% owned consolidated subsidiary of California Water Service Group; and (iii) the other 100% owned non-guarantor consolidated subsidiaries of California Water Service Group. No other subsidiary of the Company guarantees the securities. The Condensed Consolidating Statement of Cash Flows for the six months ended June 30, 2018 and 2017 reflect the retrospective adoption of ASU 2016-18 (refer to Note 2 for more details). The Condensed Consolidating Statements of Income for the three and six months ended June 30, 2017 reflect the retrospective adoption of ASU 2017-07 (refer to Note 2 for more details).

CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATING BALANCE SHEET
As of June 30, 2018
(In thousands)

	Parent Company	Cal Water	All Other Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS
Utility plant:
Utility plant	$1,321	$2,890,709	$209,783	$(7,197)	$3,094,616
Less accumulated depreciation and amortization	(966)	(908,107)	(57,333)	2,054	(964,352)
Net utility plant	355	1,982,602	152,450	(5,143)	2,130,264
Current assets:
Cash and cash equivalents	2,048	24,494	7,126	—	33,668
Receivables and unbilled revenue	1	129,007	5,000	—	134,008
Receivables from affiliates	23,616	771	207	(24,594)	—
Other current assets	293	19,812	1,789	—	21,894
Total current assets	25,958	174,084	14,122	(24,594)	189,570
Other assets:
Regulatory assets	—	401,325	3,972	—	405,297
Investments in affiliates	690,883	—	—	(690,883)	—
Long-term affiliate notes receivable	25,601	—	—	(25,601)	—
Other assets	59	60,707	3,821	(204)	64,383
Total other assets	716,543	462,032	7,793	(716,688)	469,680
TOTAL ASSETS	$742,856	$2,618,718	$174,365	$(746,425)	$2,789,514
CAPITALIZATION AND LIABILITIES
Capitalization:
Common stockholders’ equity	$685,932	$618,145	$77,963	$(696,108)	$685,932
Affiliate long-term debt	—	—	25,601	(25,601)	—
Long-term debt, less current maturities	—	413,800	730	—	414,530
Total capitalization	685,932	1,031,945	104,294	(721,709)	1,100,462
Current liabilities:
Current maturities of long-term debt	—	104,720	304	—	105,024
Short-term borrowings	55,100	270,000	—	—	325,100
Payables to affiliates	—	709	23,885	(24,594)	—
Accounts payable	—	89,872	3,160	—	93,032
Accrued expenses and other liabilities	69	95,475	3,600	—	99,144
Total current liabilities	55,169	560,776	30,949	(24,594)	622,300
Unamortized investment tax credits	—	1,724	—	—	1,724
Deferred income taxes	1,755	191,704	2,772	(122)	196,109
Pension and postretirement benefits other than pensions	—	256,431	—	—	256,431
Regulatory liabilities and other	—	235,289	3,623	—	238,912
Advances for construction	—	184,787	499	—	185,286
Contributions in aid of construction	—	156,062	32,228	—	188,290
TOTAL CAPITALIZATION AND LIABILITIES	$742,856	$2,618,718	$174,365	$(746,425)	$2,789,514

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

CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATING STATEMENT OF INCOME
For the three months ended June 30, 2018
(In thousands)

	Parent Company	Cal Water	All Other Subsidiaries	Consolidating Adjustments	Consolidated
Operating revenue	$—	$162,296	$10,336	$—	$172,632
Operating expenses:
Operations:
Water production costs	—	63,209	2,164	—	65,373
Administrative and general	—	22,047	2,336	—	24,383
Other operations	—	19,138	1,732	(146)	20,724
Maintenance	—	5,192	197	—	5,389
Depreciation and amortization	24	19,664	1,286	(21)	20,953
Income tax (benefit) expense	(122)	3,940	328	201	4,347
Property and other taxes	—	5,682	725	—	6,407
Total operating (income) expenses	(98)	138,872	8,768	34	147,576
Net operating income	98	23,424	1,568	(34)	25,056
Other income and expenses:
Non-regulated revenue	557	4,739	252	(703)	4,845
Non-regulated expenses	—	(5,975)	(140)	—	(6,115)
Other components of net periodic benefit cost	—	(2,337)	(126)	—	(2,463)
Allowance for equity funds used during construction	—	710	—	—	710
Income tax (expense) benefit on other income and expenses	(156)	783	(5)	197	819
Net other income (loss)	401	(2,080)	(19)	(506)	(2,204)
Interest:
Interest expense	411	9,718	562	(557)	10,134
Allowance for borrowed funds used during construction	—	(270)	(34)	—	(304)
Net interest expense	411	9,448	528	(557)	9,830
Equity earnings of subsidiaries	12,934	—	—	(12,934)	—
Net income	$13,022	$11,896	$1,021	$(12,917)	$13,022

CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATING STATEMENT OF INCOME
For the three months ended June 30, 2017
(In thousands)

	Parent Company	Cal Water	All Other Subsidiaries	Consolidating Adjustments	Consolidated
Operating revenue	$—	$161,174	$9,958	$—	$171,132
Operating expenses:
Operations:
Water production costs	—	62,089	2,042	—	64,131
Administrative and general	—	18,907	2,506	—	21,413
Other operations	—	16,729	1,725	(126)	18,328
Maintenance	—	4,509	199	—	4,708
Depreciation and amortization	26	18,102	1,113	(23)	19,218
Income tax (benefit) expense	(123)	10,012	454	263	10,606
Property and other taxes	—	5,315	742	—	6,057
Total operating (income) expenses	(97)	135,663	8,781	114	144,461
Net operating income	97	25,511	1,177	(114)	26,671
Other income and expenses:
Non-regulated revenue	496	3,469	396	(622)	3,739
Non-regulated expenses	—	(1,428)	(186)	—	(1,614)
Other components of net periodic benefit cost	—	(2,240)	(143)	—	(2,383)
Allowance for equity funds used during construction	—	879	—	—	879
Income tax expense on other income and expenses	(202)	(278)	(19)	253	(246)
Net other income	294	402	48	(369)	375
Interest:
Interest expense	275	8,795	505	(496)	9,079
Allowance for borrowed funds used during construction	—	(542)	(22)	—	(564)
Net interest expense	275	8,253	483	(496)	8,515
Equity earnings of subsidiaries	18,415	—	—	(18,415)	—
Net income	$18,531	$17,660	$742	$(18,402)	$18,531

CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATING STATEMENT OF INCOME
For the six months ended June 30, 2018
(In thousands)

	Parent Company	Cal Water	All Other Subsidiaries	Consolidating Adjustments	Consolidated
Operating revenue	$—	$285,866	$19,013	$—	$304,879
Operating expenses:
Operations:
Water production costs	—	108,832	4,147	—	112,979
Administrative and general	—	45,653	5,049	—	50,702
Other operations	—	35,355	3,301	(292)	38,364
Maintenance	—	10,436	392	—	10,828
Depreciation and amortization	47	39,277	2,387	(43)	41,668
Income tax (benefit) expense	(200)	3,600	320	398	4,118
Property and other taxes	—	11,689	1,422	—	13,111
Total operating (income) expenses	(153)	254,842	17,018	63	271,770
Net operating income	153	31,024	1,995	(63)	33,109
Other income and expenses:
Non-regulated revenue	1,088	8,983	572	(1,379)	9,264
Non-regulated expenses	—	(11,268)	(284)	—	(11,552)
Other components of net periodic benefit cost	—	(4,784)	(225)	—	(5,009)
Allowance for equity funds used during construction	—	1,621	—	—	1,621
Income tax (expense) benefit on other income and expenses	(304)	1,524	(29)	386	1,577
Net other income (loss)	784	(3,924)	34	(993)	(4,099)
Interest:
Interest expense	669	18,652	1,099	(1,088)	19,332
Allowance for borrowed funds used during construction	—	(728)	(71)	—	(799)
Net interest expense	669	17,924	1,028	(1,088)	18,533
Equity earnings of subsidiaries	10,209	—	—	(10,209)	—
Net income	$10,477	$9,176	$1,001	$(10,177)	$10,477

CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATING STATEMENT OF INCOME
For the six months ended June 30, 2017
(In thousands)

	Parent Company	Cal Water	All Other Subsidiaries	Consolidating Adjustments	Consolidated
Operating revenue	$—	$274,516	$18,652	$—	$293,168
Operating expenses:
Operations:
Water production costs	—	102,278	3,921	—	106,199
Administrative and general	—	39,028	5,131	—	44,159
Other operations	—	31,129	3,575	(252)	34,452
Maintenance	—	10,415	405	—	10,820
Depreciation and amortization	49	36,213	2,203	(46)	38,419
Income tax (benefit) expense	(226)	9,066	362	520	9,722
Property and other taxes	(4)	10,727	1,450	—	12,173
Total operating (income) expenses	(181)	238,856	17,047	222	255,944
Net operating income	181	35,660	1,605	(222)	37,224
Other income and expenses:
Non-regulated revenue	977	6,604	850	(1,230)	7,201
Non-regulated expenses	—	(3,175)	(493)	—	(3,668)
Other components of net periodic benefit cost	—	(4,595)	(291)	—	(4,886)
Allowance for equity funds used during construction	—	1,658	—	—	1,658
Income tax expense on other income and expenses	(398)	(1,161)	(77)	501	(1,135)
Net other income (loss)	579	(669)	(11)	(729)	(830)
Interest:
Interest expense	510	17,265	991	(977)	17,789
Allowance for borrowed funds used during construction	—	(1,018)	(40)	—	(1,058)
Net interest expense	510	16,247	951	(977)	16,731
Equity earnings of subsidiaries	19,413	—	—	(19,413)	—
Net income	$19,663	$18,744	$643	$(19,387)	$19,663

CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the six months ended June 30, 2018
(In thousands)

	Parent Company	Cal Water	All Other Subsidiaries	Consolidating Adjustments	Consolidated
Operating activities:
Net income	$10,477	$9,176	$1,001	$(10,177)	$10,477
Adjustments to reconcile net income to net cash provided by operating activities:
Equity earnings of subsidiaries	(10,209)	—	—	10,209	—
Dividends received from affiliates	18,017	—	—	(18,017)	—
Depreciation and amortization	47	40,146	2,432	(43)	42,582
Changes in value of life insurance contracts	—	817	—	—	817
Allowance for equity funds used during construction	—	(1,621)	—	—	(1,621)
Changes in operating assets and liabilities	(417)	(16,439)	467	—	(16,389)
Other changes in noncurrent assets and liabilities	1,610	11,653	431	11	13,705
Net cash provided by operating activities	19,525	43,732	4,331	(18,017)	49,571
Investing activities:
Utility plant expenditures	—	(128,683)	(5,217)	—	(133,900)
Changes in affiliate advances	58	3,323	(194)	(3,187)	—
Issuance of affiliate short-term borrowings	(3,700)	—	—	3,700	—
Reduction of affiliates long-term debt	818	—	—	(818)	—
Life insurance proceeds	—	2,054	—	—	2,054
Purchase of life insurance contracts	—	(2,054)	—	—	(2,054)
Net cash used in investing activities	(2,824)	(125,360)	(5,411)	(305)	(133,900)
Financing Activities:
Short-term borrowings	—	111,000	—	—	111,000
Repayment of short-term borrowings	—	(61,000)	—	—	(61,000)
Changes in affiliate advances	—	129	(3,316)	3,187	—
Proceeds from affiliate short-term borrowings	—	—	3,700	(3,700)	—
Repayment of affiliates long-term borrowings	—	—	(818)	818	—
Repayment of long-term debt	—	(12,136)	(128)	—	(12,264)
Advances and contributions in aid of construction	—	8,029	356	—	8,385
Refunds of advances for construction	—	(3,489)	(9)	—	(3,498)
Repurchase of common stock	(1,364)	—	—	—	(1,364)
Dividends paid to non-affiliates	(18,017)	—	—	—	(18,017)
Dividends paid to affiliates	—	(17,330)	(687)	18,017	—
Net cash (used in) provided by financing activities	(19,381)	25,203	(902)	18,322	23,242
Change in cash, cash equivalents, and restricted cash	(2,680)	(56,425)	(1,982)	—	(61,087)
Cash, cash equivalents, and restricted cash at beginning of period	4,728	81,453	9,171	—	95,352
Cash, cash equivalents, and restricted cash at end of period	$2,048	$25,028	$7,189	—	$34,265

CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the six months ended June 30, 2017
(In thousands)

	Parent Company	Cal Water	All Other Subsidiaries	Consolidating Adjustments	Consolidated
Operating activities:
Net income	$19,663	$18,744	$643	$(19,387)	$19,663
Adjustments to reconcile net income to net cash provided by operating activities:
Equity earnings of subsidiaries	(19,413)	—	—	19,413	—
Dividends received from affiliates	17,278	—	—	(17,278)	—
Depreciation and amortization	47	37,074	2,253	(46)	39,328
Changes in value of life insurance contracts	—	(1,208)	—	—	(1,208)
Allowance for equity funds used during construction	—	(1,658)	—	—	(1,658)
Changes in operating assets and liabilities	(172)	(40,755)	841	—	(40,086)
Other changes in noncurrent assets and liabilities	1,520	17,650	497	20	19,687
Net cash provided by operating activities	18,923	29,847	4,234	(17,278)	35,726
Investing activities:
Utility plant expenditures	—	(105,684)	(3,028)	—	(108,712)
Changes in affiliate advances	429	2,491	(138)	(2,782)	—
Issuance of affiliate short-term borrowings	(2,610)	—	—	2,610	—
Reduction of affiliates long-term debt	668	—	—	(668)	—
Life insurance proceeds	—	450	—	—	450
Purchase of life insurance contracts	—	(1,216)	—	—	(1,216)
Net cash used in investing activities	(1,513)	(103,959)	(3,166)	(840)	(109,478)
Financing Activities:
Short-term borrowings	—	140,000	—	—	140,000
Repayment of short-term borrowings	(2,000)	(45,000)	—	—	(47,000)
Changes in affiliate advances	—	(238)	(2,544)	2,782	—
Proceeds from affiliate short-term borrowings	—	—	2,610	(2,610)	—
Repayment of affiliates long-term borrowings	—	—	(668)	668	—
Repayment of long-term debt	—	(2,161)	(246)	—	(2,407)
Advances and contributions in aid for construction	—	10,225	87	—	10,312
Refunds of advances for construction	—	(4,430)	—	—	(4,430)
Repurchase of common stock	(1,236)	—	—	—	(1,236)
Dividends paid to non-affiliates	(17,278)	—	—	—	(17,278)
Dividends paid to affiliates	—	(16,484)	(794)	17,278	—
Net cash (used in) provided by financing activities	(20,514)	81,912	(1,555)	18,118	77,961
Change in cash, cash equivalents, and restricted cash	(3,104)	7,800	(487)	—	4,209
Cash, cash equivalents, and restricted cash at beginning of period	5,216	13,595	7,124	—	25,935
Cash, cash equivalents, and restricted cash at end of period	$2,112	$21,395	$6,637	—	$30,144

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

CRITICAL ACCOUNTING POLICIES
We maintain our accounting records in accordance with GAAP and as directed by the Commissions to which our operations are subject. The process of preparing financial statements in accordance with GAAP requires the use of estimates on the part of management. The estimates used by management are based on historic experience and an understanding of current facts and circumstances. Management believes that the following accounting policies are critical because they involve a higher degree of complexity and judgment, and can have a material impact on our results of operations, financial condition, and cash flows of the business. These policies and their key characteristics are discussed in detail in the 2017 Form 10-K. They include:

•	revenue recognition;

•	regulated utility accounting;

•	income taxes;

•	pension and postretirement health care benefits;
For the six month period ended June 30, 2018, except for changes to revenue recognition from the adoption of ASC 606 (see Note 2), there were no changes in the methodology for computing critical accounting estimates, no additional accounting estimates met the standards for critical accounting policies, and there were no material changes to the important assumptions underlying the critical accounting estimates.
RESULTS OF SECOND QUARTER 2018 OPERATIONS
COMPARED TO SECOND QUARTER 2017 OPERATIONS
Dollar amounts in thousands unless otherwise stated

Overview
Net income for the three month period ended June 30, 2018, was $13.0 million or $0.27 earnings per diluted common share compared to net income of $18.5 million or $0.39 earnings per diluted common share for the three month period ended June 30, 2017. The $5.5 million decrease in net income was driven primarily by $3.6 million of new business development expenses, a reduction in operating revenue of $1.7 million due to the cost of capital decision for Cal Water, $1.7 million in additional depreciation and amortization costs, $1.2 million in additional wage costs, a $0.7 million increase in maintenance expense, and $1.3 million in additional interest expenses, which were partially offset by rate increases of $4.5 million. In addition, there were other changes driven primarily by factors outside the Company’s immediate control that decreased net income, including a $2.5 million reduction in unbilled revenue accrual, a $0.6 million reduction in unrealized income from certain benefit plan investments due to market conditions, and a $0.4 million decrease in gain on sale of property that was partially offset by a $1.1 million benefit from Company-owned life insurance.
Operating Revenue
Operating revenue increased $1.5 million, or 0.9%, to $172.6 million in the second quarter of 2018 as compared to the second quarter of 2017. The factors that impacted the operating revenue for the second quarter of 2018 as compared to the second quarter of 2017 are as follows:

Net change due to rate changes, usage, and other (1)	$(665)
MCBA Revenue (2)	(502)
Other balancing account revenue (3)	929
Deferral of revenue (4)	1,738
Net operating revenue increase	$1,500

1.
The net change due to rate changes, usage, and other in the above table was mainly driven by a $4.5 million reduction in revenue as a result of the impacts of recognizing the cost of capital and tax accounting memorandum accounts and a $2.5 million decrease in accrued unbilled revenue, partially offset by rate increases of $5.8 million. The components of the rate increases are as follows:

General rate case	32
Escalation rate increases	3,954
Purchased water and pump tax offset increases	1,348
Rate base offset increases	527
Total increase in rates	$5,829

2.
The MCBA revenue decrease resulted from an increase in adopted water production costs relative to actual water production costs in the second quarter of 2018 as compared to the second quarter of 2017. As required by the MCBA mechanism, the increase in adopted water production costs relative to actual water production costs in California also decreased operating revenue for the same amount.

3.
The other balancing account revenue consists of the pension, conservation and health care balancing account revenues. Pension and conservation balancing account revenues are the differences between actual expenses and adopted rate recovery. Health care balancing account revenue is 85% of the difference between actual health care expenses and adopted rate recovery. The increase in revenue was mainly due to an increase in actual pension expenses relative to adopted in the second quarter of 2018 as compared to the second quarter of 2017.

4.
The deferral of revenue consists of amounts that are expected to be collected from customers beyond 24 months following the end of the accounting period in which these revenues were recorded. The deferral decreased in the second quarter of 2018 as compared to the second quarter of 2017 due to a decrease in the balancing account revenue expected to be collected beyond 24 months, which increases revenue.

Total Operating Expenses

Total operating expenses increased $3.1 million, or 2.2%, to $147.6 million in the second quarter of 2018, as compared to $144.5 million in the second quarter of 2017.

Water production costs consists of purchased water, purchased power, and pump taxes. It represents the largest component of total operating expenses, accounting for approximately 44.3% of total operating expenses in the second quarter of 2018, as compared to 44.4% of total operating expenses in the second quarter of 2017. Water production costs increased 1.9% as compared to the same period last year mainly due to a 3.2% increase in water production and higher wholesaler water rates.
Sources of water as a percent of total water production are listed in the following table:

	Three Months Ended June 30
	2018	2017
Well production	48%	48%
Purchased	47%	47%
Surface	5%	5%
Total	100%	100%
The components of water production costs are shown in the table below:

	Three Months Ended June 30
	2018	2017	Change
Purchased water	$53,961	$53,322	$639
Purchased power	7,819	7,601	218
Pump taxes	3,593	3,208	385
Total	$65,373	$64,131	$1,242

Administrative and general and other operations expenses increased $5.4 million to $45.1 million in the second quarter of 2018, as compared to $39.7 million in the second quarter of 2017. The increase was due primarily to a $1.4 million increase in the recognition of previously deferred costs associated with the deferred operating revenue, pension benefit cost increase of $1.4 million, employee wage cost increase of $1.0 million, an increase in water quality testing costs of $0.3 million due to TCP, and the write-off of $0.3 million of costs that were previously capitalized. Changes in employee pension benefit costs for regulated California operations do not affect net income, because the Company is authorized to track these costs in balancing accounts for future recovery, which create a corresponding change to operating revenue. At June 30, 2018, there were 1,171 employees and at June 30, 2017, there were 1,157 employees.

Maintenance expense increased $0.7 million, or 14.5%, to $5.4 million in the second quarter of 2018, as compared to $4.7 million in the second quarter of 2017, mostly due to decreases in transmission and distribution mains repairs.

Depreciation and amortization expense increased $1.8 million, or 9.0%, to $21.0 million in the second quarter of 2018, as compared to $19.2 million in the second quarter of 2017, due to 2017 capital additions.

Income taxes decreased $6.3 million, to $4.3 million in the second quarter of 2018, as compared to $10.6 million in the second quarter of 2017. The decrease was mainly due to the federal income tax rate reduction from 35% to 21%, effective January 1, 2018, and a decrease in operating income. The Company’s estimated combined effective income tax rate for 2018 is in the range from 23% to 25%.
Property and other taxes increased $0.3 million, or 5.8%, to $6.4 million in the second quarter of 2018, as compared to $6.1 million in the second quarter of 2017, mostly due to an increase in assessed property values in 2017 and increased local franchise taxes.
Other Income and Expenses
Net other loss increased $2.6 million to a net other loss of $2.2 million in the second quarter of 2018, as compared to a net other income of $0.4 million in the second quarter of 2017, principally due to $3.6 million of new business development expenses, a $0.6 million reduction in unrealized income from certain benefit plan investments due to market conditions, and a $0.4 million decrease in gain on sale of property that was partially offset by a $1.1 million benefit from Company-owned life insurance.
Interest Expense
Net interest expense increased $1.3 million, or 15.4%, to $9.8 million in the second quarter of 2018, as compared to $8.5 million in the second quarter of 2017. The increase was due primarily to an increase in short-term financing for capital investments as well as increased short-term interest rates.
RESULTS OF THE SIX MONTHS ENDED JUNE 30, 2018 OPERATIONS
COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2017 OPERATIONS
Dollar amounts in thousands unless otherwise stated
Overview
Net income for the six months ended June 30, 2018, was $10.5 million or $0.22 per diluted common share compared to a net income of $19.7 million or $0.41 per diluted common share for the six months ended June 30, 2017, a decrease of $9.2 million. The decrease in net income was primarily due to $3.9 million of new business development expenses, a reduction in operating revenue of $2.8 million due to the cost of capital decision for Cal Water, $3.2 million in additional depreciation and amortization costs, $2.5 million in additional employee wage costs, a $0.7 million increase in uninsured loss costs due to water main breaks, and $1.8 million in additional interest expenses which were partially offset by rate increases of $9.2 million. In addition, there were other changes driven primarily by factors outside the Company’s immediate control that decreased net income, including a $3.2 million reduction in unbilled revenue accrual, a $2.0 million reduction in unrealized income from certain benefit plan investments due to market conditions, and a $0.6 million decrease in gain on sale of property that was partially offset by a $1.1 million benefit from Company-owned life insurance.
Operating Revenue
Operating revenue increased $11.7 million, or 4.0%, to $304.9 million in the first six months of 2018 as compared to the first six months of 2017. The factors that impacted the operating revenue for the first six months of 2018 as compared to 2017 are as follows:

Net change due to rate changes, usage, and other (1)	$2,157
MCBA Revenue (2)	3,675
Other balancing account revenue (3)	2,224
Deferral of revenue (4)	3,655
Net operating revenue increase	$11,711

1.
The net change due to rate changes, usage, and other in the above table was mainly driven by rate increases of $11.6 million, partially offset by a $7.6 million reduction in revenue as a result of the impacts of recognizing the cost of capital and tax accounting memorandum accounts and a $3.2 million decrease in accrued unbilled revenue. The components of the rate increases are as follows:

General rate case	$1,771
Escalation rate increases	6,371
Purchased water and pump tax offset increases	2,415
Rate base offset increases	1,089
Total increase in rates	$11,646

2.
The MCBA revenue increase resulted from an increase in actual water production costs relative to adopted water production costs in the first six months of 2018 as compared to the first six months of 2017. The actual water production costs increased as a result of an increase in customer consumption in the first six months of 2018 as compared to the first six months of 2017. As required by the MCBA mechanism, the increase in actual water production costs relative to adopted water production costs in California also increased operating revenue for the same amount.

3.
The other balancing account revenue consists of the pension, conservation and health care balancing account revenues. Pension and conservation balancing account revenues are the differences between actual expenses and adopted rate recovery. Health care balancing account revenue is 85% of the difference between actual health care expenses and adopted rate recovery. The increase in revenue was mainly due to an increase in actual health care and pension expenses relative to adopted in the first six months of 2018 as compared to the first six months of 2017, which was partially offset by a decrease in actual conservation expenses relative to adopted in the first six months of 2018 as compared to the first six months of 2017.

4.
The deferral of revenue consists of amounts that are expected to be collected from customers beyond 24 months following the end of the accounting period in which these revenues were recorded. The deferral decreased in the first six months of 2018 as compared to the first six months of 2017 due to decrease in the balancing account revenue expected to be collected beyond 24 months, which increases revenue.

Total Operating Expenses
Total operating expenses increased $15.9 million, or 6.2%, to $271.8 million in the first six months of 2018, as compared to $255.9 million in the first six months of 2017.
Water production costs consists of purchased water, purchased power, and pump taxes. It represents the largest component of total operating expenses, accounting for approximately 41.6% of total operating expenses in the first six months of 2018, as compared to 41.5% of total operating expenses in the first six months of 2017. Water production costs increased 6.4% as compared to the same period last year mainly due to an increase in wholesaler rates and an increase of 5.8% in water production.
Sources of water as a percent of total water production are listed in the following table:

	Six Months Ended June 30
	2018	2017
Well production	47%	48%
Purchased	48%	47%
Surface	5%	5%
Total	100%	100%

The components of water production costs are shown in the table below:

	Six Months Ended June 30
	2018	2017	Change
Purchased water	$92,484	$87,690	$4,794
Purchased power	13,342	12,509	833
Pump taxes	7,153	6,000	1,153
Total	$112,979	$106,199	$6,780
Administrative and general and other operations expenses increased $10.5 million, or 13.3%, to $89.1 million in the first six months of 2018, as compared to $78.6 million in the first six months of 2017. The increase was due primarily to a $3.0 million increase in the recognition of previously deferred costs associated with the deferred operating revenue, pension benefit cost increase of $2.5 million, employee wage cost increase of $1.7 million, employee health care cost increase of $0.7 million, additional uninsured loss expenses of $0.7 million, and building maintenance and security cost increase of $0.5 million. Changes in employee pension and employee and retiree medical costs for regulated California operations do not affect net income, because the Company tracks these costs in balancing accounts for future recovery, which create corresponding changes to operating revenue.
Depreciation and amortization expense increased $3.3 million, or 8.5%, to $41.7 million in the first six months of 2018, as compared to $38.4 million in the first six months of 2017, mostly due to 2017 utility plant additions.
Income taxes decreased $5.6 million, or 57.6%, to $4.1 million in the first six months of 2018, as compared to $9.7 million in the first six months of 2017. The decrease was mainly due to the federal income tax rate reduction from 35% to 21%, effective January 1, 2018, and a decrease in operating income. The Company’s estimated combined effective income tax rate for 2018 is in the range from 23% to 25%.
Property and other taxes increased $0.9 million, or 7.7%, to $13.1 million in the first six months of 2018, as compared to $12.2 million in the first six months of 2017, due primarily to an increase in assessed property values in 2017 and increased local franchise taxes.
Other Income and Expenses
Net other loss increased $3.3 million to $4.1 million in the first six months of 2018, as compared to net other loss of $0.8 million in the first six months of 2017, due primarily to $3.9 million of new business development expenses, a $2.0 million reduction in unrealized income from certain benefit plan investments due to market conditions, and a $0.6 million decrease in gain on sale of property that was partially offset by a $1.1 million benefit from Company-owned life insurance.
Interest Expense
Net interest expense increased $1.8 million, or 10.8%, to $18.5 million in the first six months of 2018, as compared to $16.7 million in the first six months of 2017. The increase was due primarily to an increase in short-term financing for capital investments as well as increased short-term interest rates.
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
On July 2, 2018, Cal Water filed a GRC requesting new water infrastructure investments of $828.5 million in accordance with the rate case plan for all of its regulated operating districts for the years 2019, 2020, and 2021. The CPUC will evaluate the new water infrastructure improvement investments along with operating budgets to establish water rates that reflect the actual cost of service. The required filing begins an approximately 18-month review process, with any changes in customer rates expected to become effective in 2020. Cal Water has proposed to the CPUC to increase revenues by $50.7 million, or 7.6%, in 2020; $31.5 million, or 4.4%, in 2021; and $33.0 million, or 4.4%, in 2022 as compared to the last authorized revenue. In 75% of Cal Water’s service areas, the utility is proposing infrastructure improvements that will cost the typical residential customer less than $5 per month, and in 90% of service areas, the proposed increase is less than $6 per month. More than half of Cal Water’s proposed $828.5 million of new infrastructure improvements relate to its transmission and distribution pipeline replacement program, and all are necessary to enhance reliability, augment water supply, and upgrade aging water system infrastructure. The plans also reflect Cal Water's aggressive cost-control measures to reduce operating and administrative costs.
Cost of Capital Application
In April of 2017, Cal Water, along with three other water utilities, filed an application to adopt a new cost of capital and capital structure for 2018. On March 22. 2018, the CPUC adopted a revised decision in the cost of capital proceeding for Cal Water and three other water utilities for the years 2018, 2019, and 2020, establishing for Cal Water a 9.20% return on equity and a 5.51% cost of debt, with a capital structure of 46.60% long-term debt and 53.40% common equity, and an authorized return on rate base of 7.48%, compared with Cal Water’s prior return on equity of 9.43%, cost of debt of 6.24%, and authorized return on rate base of 7.94%. The adopted capital structure did not change. The adopted returns on debt and equity will reduce Cal Water’s 2018 adopted revenue by approximately $6.9 million. The CPUC also authorized continuation of the water cost of capital adjustment mechanism, which provides for an adjustment in the return on equity if the cost of long-term debt as defined by an index of utility debt rates varies from the most recent index by 100 basis points or more in 2019 and 2020.
On March 30, 2018, Cal Water submitted an advice letter that established the Cost of Capital Memorandum Account (CoC MA) to track the difference between current rates and rates based upon the new cost of capital adopted by the CPUC as if the new cost of capital had been in effect beginning January 1, 2018. For the three and six months ended June 30, 2018, Cal Water recorded a $1.7 million and $2.8 million, respectively, reduction to revenue with a corresponding regulatory liability due to the CoC MA.
In May of 2018, Cal Water submitted an advice letter to adopt the new cost of capital and capital structure for 2018 in customer rates. The annual adopted gross revenue reduction associated with the May 2018 filing was $6.9 million. The new rates became effective on July 1, 2018.
2018 Tax Accounting Memorandum Account (TAMA)
On December 22, 2017, the CPUC sent a letter to All Class A and B Water and Sewer Utilities on the subject of “Changes in Federal Tax Rates for 2018.” The CPUC required Cal Water to establish a memo account to track the impact of the TCJA on Cal Water. The TAMA will track the revenue requirement impact of the TCJA not otherwise reflected in rates from January 1, 2018 until current rates are modified to reflect all impacts of the TCJA. The Hawaii Water, Washington Water, and New Mexico Water Commissions have similar requirements to track the impact of the changes to the federal tax law. For the three and six months ended June 30, 2018, the Company recorded a $2.8 million and $4.8 million, respectively, reduction to revenue with a corresponding regulatory liability due to the changes required by the TCJA.
In May of 2018, Cal Water submitted an advice letter to adopt the new federal corporate income tax rate in customer rates. The annual adopted gross revenue reduction associated with the May 2018 filing was $11.1 million. The new rates became effective on July 1, 2018.
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

WRAM and MCBA filings
In April of 2018, Cal Water submitted an advice letter to true up the revenue under-collections in the 2017 annual WRAMs/MCBAs of its regulated districts. A net under-collection of $50.1 million is being recovered from customers in the form of 12, 18, and greater-than-18-month surcharges. The new rates became effective April 15, 2018. This surcharge is in addition to surcharges/surcredits authorized in prior years which have not yet expired.
Expense Offset filings
Expense offsets are dollar-for-dollar increases in revenue to match increased expenses, and therefore do not affect net operating income. In October of 2017, Cal Water submitted advice letters to request offsets for increases in purchased water costs and pump taxes in five of its regulated districts totaling $2.2 million. The new rates became effective on January 1, 2018.
In May and June of 2018, Cal Water submitted advice letters to request offsets for increases in purchased water costs and pump taxes in five of its regulated districts totaling $3.8 million. The new rates became effective on July 1, 2018.
Rate base Offset filings
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
During the first six months of 2018, Cal Water submitted advice letters to recover $2.1 million of annual revenue increases for rate base offsets in all of its regulated districts. The new rates became effective on July 1, 2018.
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
The water system utilizes surface water treated at a water treatment plant and groundwater from five wells, and includes distribution piping, storage tanks, hydrants, and other appurtenances to serve about 15,280 active and reserve personnel and civilians on the 6,400-acre base. If approved, Cal Water will make initial capital improvements of about $12.7 million, with an anticipated capital investment of about $52.0 million over the 50-year term of the utility service contract. Cal Water included an infrastructure improvement plan for the proposed regulated Travis district in Cal Water’s July 2, 2018 GRC filing, proposing a revenue increase of $4.7 million over the years 2020, 2021, and 2022.
2018 Regulatory Activity—Other States
2017 Waikoloa (Hawaii Water) GRC Filings
In December of 2017, Hawaii Water filed GRC applications requesting an additional $3.8 million in annual revenues for its Waikoloa Village and Resort Systems with the Hawaii Public Utilities Commission. The GRCs seek recovery of capital investments in the Waikoloa Village and Waikoloa Resort Systems as well as increases in operating expenses since the previous rate case. If approved, the Company anticipates rates would become effective in the fourth quarter of 2018.
2018 Washington Water GRC Filing
On July 2, 2018, Washington Water submitted a GRC application to the Washington Utilities and Transportation Commission (UTC) to increase revenues to cover the higher costs of providing a reliable, high-quality water supply. The application requests an increase of $1.6 million in annual revenue, which is an increase of 13.8% over 2017 revenue. Washington Water is requesting recovery for numerous water system upgrades and additions that Washington Water has made since its last GRC, which include new pumping equipment, water treatment facilities, wells, water mains, and new storage. Increases in operating costs are also a factor in the proposed increase. The application reflects increases in materials, equipment, depreciation expense due to the addition of new facilities, and increases in employee wages and health care costs. If approved, the new rates will become effective on August 1, 2018; however, the UTC has the authority to set final rates that are either lower or higher than Washington Water's request, depending on the results of its investigation.
LIQUIDITY
Cash flow from Operations
Cash flow from operations for the first six months of 2018 was $49.6 million compared to $35.7 million for the same period in 2017. Cash generated by operations varies during the year due to customer billings, and timing of collections and contributions to our benefit plans.
During the first six months of 2018, we made contributions of $16.3 million to our employee pension plan compared to contributions of $14.8 million made during the first six months of 2017. During the first six months of 2018, we made contributions of $2.7 million to the other postretirement benefit plans and no cash contributions were made during the six months ended June 30, 2017. The total 2018 estimated cash contribution to the pension plans is $33.4 million and to the other postretirement benefit plans is $10.1 million.
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
Investing Activities
During the first six months of 2018 and 2017, we used $133.9 million and $108.7 million, respectively, of cash for company-funded and developer-funded utility plant expenditures. The 2018 budget estimates utility plant expenditures to be between $200.0 and $220.0 million. Annual expenditures fluctuate each year due to the availability of construction resources and our ability to obtain construction permits in a timely manner.
Financing Activities
Net cash provided by financing activities was $23.2 million during the first six months of 2018 compared to $78.0 million of net cash provided by financing activities for the same period in 2017.
During the first six months of 2018 and 2017, we borrowed $111.0 million and $140.0 million, respectively, on our unsecured revolving credit facilities. Repayments of unsecured revolving credit facilities borrowings during the first six months of 2018 were $61.0 million and $47.0 million for the same period in 2017. We also repaid $11.8 million of First Mortgage Bonds that matured in the first six months of 2018.
The undercollected net WRAM and MCBA receivable balances were $65.8 million and $54.8 million as of June 30, 2018 and June 30, 2017, respectively. The undercollected balances were primarily financed by Cal Water using short-term and long-term financing arrangements to meet operational cash requirements. Interest on the undercollected balances, the interest recoverable from customers, is limited to the current 90-day commercial paper rates which is significantly lower than Cal Water’s short and long-term financing rates.
Short-term and Long-Term Financing
During the first six months of 2018, we utilized cash generated from operations and borrowings on the unsecured revolving credit facilities to fund operations and capital investments. We did not sell Company common stock during the first six months of 2018 and 2017. In future periods, management anticipates funding our utility plant needs through a relatively balanced approach between debt and equity.
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
As of June 30, 2018 and December 31, 2017, there were short-term borrowings of $325.1 million and $275.1 million, respectively, outstanding on the unsecured revolving credit facilities.
Given our ability to access our lines of credit on a daily basis, cash balances are managed to levels required for daily cash needs and excess cash is invested in short-term or cash equivalent instruments. Minimal operating levels of cash are maintained for Washington Water, New Mexico Water, and Hawaii Water.
Both short-term credit agreements contain affirmative and negative covenants and events of default customary for credit facilities of this type including, among other things, limitations and prohibitions relating to additional indebtedness, liens, mergers, and asset sales. Also, these unsecured credit agreements contain financial covenants governing the Company and its subsidiaries’ consolidated total capitalization ratio not to exceed 66.7% and an interest coverage ratio of three or more.  As of June 30, 2018, we are in compliance with all of the covenant requirements and are eligible to use the full amount of our credit facilities.
Bond principal and other long-term debt payments were $12.3 million during the first six months of 2018 and $2.4 million during the first six months of 2017.
Long-term financing, which includes senior notes, other debt securities, and common stock, has typically been used to replace short-term borrowings and fund utility plant expenditures. Internally generated funds, after making dividend payments, provide positive cash flow, but have not been at a level to meet the needs of our utility plant expenditure requirements. Management expects this trend to continue given our utility plant expenditures plan for the next five years. Some utility plant expenditures are funded by payments received from developers for contributions in aid of construction or advances for construction. Funds received for contributions in aid of construction are non-refundable, whereas funds classified as advances in construction are generally refundable over 40 years. Management believes long-term financing is available to meet our cash flow needs through issuances in both debt and equity instruments.
Dividends
During the first six months of 2018, our quarterly common stock dividend payments were $0.3750 per share compared to $0.3600 during the first six months of 2017. For the full year 2017, the payout ratio was 51% of net income. On a long-term basis, our goal is to achieve a dividend payout ratio of 60% of net income accomplished through future earnings growth.
At the July 25, 2018 meeting, the Company's Board of Directors declared the third quarter dividend of $0.1875 per share payable on August 17, 2018, to stockholders of record on August 6, 2018. This was our 294th consecutive quarterly dividend.
2018 Financing Plan
We intend to fund our utility plant needs in future periods through a relatively balanced approach between long-term debt and equity. The Company and Cal Water have a syndicated unsecured revolving line of credit of $150.0 million and $300.0 million, respectively, for short-term borrowings. As of June 30, 2018, the Company’s and Cal Water’s availability on these unsecured revolving lines of credit was $94.9 million and $30.0 million, respectively.
Book Value and Stockholders of Record
Book value per common share was $14.27 at June 30, 2018 compared to $14.44 at December 31, 2017. There were approximately 1,926 stockholders of record for our common stock as of May 7, 2018.
Utility Plant Expenditures
During the first six months of 2018, utility plant expenditures totaled $133.9 million for company-funded and developer-funded projects. The 2018 budget estimates company-funded utility plant expenditures to be between $200.0 and $220.0 million. The actual amount may vary from the budget number due to timing of actual payments related to current year and prior year projects. We do not control third-party-funded utility plant expenditures and therefore are unable to estimate the amount of such projects for 2018.
As of June 30, 2018, construction work in progress was $210.4 million compared to $167.9 million as of June 30, 2017. Work in progress includes projects that are under construction but not yet complete and placed in service.

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
Historically, approximately 46.5% of our annual water supply is pumped from wells. State groundwater management agencies operate differently in each state. Some of our wells extract ground water from water basins under state ordinances. These are adjudicated groundwater basins, in which a court has settled the dispute between landowners or other parties over how much annual groundwater can be extracted by each party. All of our adjudicated groundwater basins are located in the State of California. Our annual groundwater extraction from adjudicated groundwater basins approximates 6.8 billion gallons or 14.4% of our total annual water supply pumped from wells. Historically, we have extracted less than 100% of our annual adjudicated groundwater rights and have the right to carry forward up to 20% of the unused amount to the next annual period. All of our remaining wells extract ground water from managed or unmanaged water basins. There are no set limits for the ground water extracted from these water basins. Our annual groundwater extraction from managed groundwater basins approximates 28.0 billion gallons or 58.9% of our total annual water supply pumped from wells. Our annual groundwater extraction from unmanaged groundwater basins approximates 12.7 billion gallons or 26.7% of our total annual water supply pumped from wells. Most of the managed groundwater basins we extract water from have groundwater recharge facilities. We are required to pay well pump taxes to financially support these groundwater recharge facilities. Well pump taxes were $3.6 million and $3.2 million for the three months ended June 30, 2018 and 2017, respectively. For the six months ended June 30, 2018 and 2017, well pump taxes were $7.2 million and $6.0 million, respectively. In 2014, the State of California enacted the Sustainable Groundwater Management Act of 2014. The law and its implementing regulations required most basins to select a sustainability agency by 2017, develop a sustainability plan by 2022, and show progress toward sustainability by 2027. We expect that in the future, groundwater will be produced mainly from managed and adjudicated basins.
California's normal weather pattern yields little precipitation between mid-spring and mid-fall. The Washington Water service areas receive precipitation in all seasons, with the heaviest amounts during the winter. New Mexico Water's rainfall is heaviest in the summer monsoon season. Hawaii Water receives precipitation throughout the year, with the largest amounts in the winter months. Water usage in all service areas is highest during the warm and dry summers and declines in the cool winter months. Rain and snow during the winter months in California replenish underground water aquifers and fill reservoirs, providing the water supply for subsequent delivery to customers. As of June 30, 2018, the State of California snowpack water content during the 2017-2018 water year is 79% of long-term averages (per the California Department of Water Resources, Northern Sierra Precipitation Accumulation report). In January of 2014, California's Governor Brown proclaimed a drought emergency and directed State officials to take all necessary actions to make water immediately available. On April 7, 2017, the Governor declared an end to the drought emergency in 54 of California’s 58 counties. Two of Cal Water's districts remain under a declared drought; these were areas where groundwater was impacted by five years of drought conditions. Management believes that supply pumped from underground aquifers and purchased from wholesale suppliers will be adequate to meet customer demand during 2018 and beyond. Long-term water supply plans are developed for each of our districts to help assure an adequate water supply under various operating and supply conditions. Some districts have unique challenges in meeting water quality standards, but management believes that supplies will meet current standards using current treatment processes.
On May 31, 2018, California's Governor Brown signed two bills (Assembly Bill 1668 and Senate Bill 606) into law that will establish long-term standards for water use efficiency. The bills revise and expand the existing urban water management plan requirements to include five year drought risk assessments, water shortage contingency plans, and annual water supply/demand assessments. By June 30, 2022, the California State Water Resources Control Board, in conjunction with the California Department of Water Resources, will establish long-term water use standards for indoor residential use, outdoor residential use, water losses and other uses. Cal Water will also be required to calculate and report an urban water use target by November 1, 2023 and each November 1 thereafter that compares actual urban water use to the target. Management believes that Cal Water is well-positioned to comply with all regulations required of utilities.

CONTRACTUAL OBLIGATIONS
Effective April 3, 2018, the City of Commerce has renewed a lease agreement for Cal Water to operate the City of Commerce’s water system for the next 15 years. Cal Water has run the City of Commerce water system since 1985 and is responsible for all operations, maintenance, water quality assurance, and customer service programs to provide a reliable supply of water that meets federal and state standards to customers served by the City of Commerce system. The City of Commerce will remain responsible for financing infrastructure improvements and setting its customers’ water rates.
During the six months ended June 30, 2018, there were no other material changes in contractual obligations outside the normal course of business.

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

Our management, with the participation of our CEO and our CFO, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2018. Based on that evaluation, we concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

(b) Changes to Internal Control over Financial Reporting
There was no change in our internal controls over financial reporting that occurred during the quarter ended June 30, 2018, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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
During the second quarter of 2018, the Company has begun soliciting proxies in opposition to resolutions related to the pending merger between SJW and Connecticut Water Service, Inc. The Company has also commenced a tender offer to acquire all outstanding shares of SJW for $68.25 per share in cash. The offer is scheduled to expire at 5:00 p.m., New York City time, on September 28, 2018.

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

CALIFORNIA WATER SERVICE GROUP
Registrant

July 26, 2018	By:	/s/ Thomas F. Smegal III
Thomas F. Smegal III
Vice President,
Chief Financial Officer and Treasurer