Form 10-Q
period 2018-09-30
CALIFORNIA WATER SERVICE GROUP
filed 2018-11-01
CIK 1035201

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit). Yes ☒  No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common shares outstanding as of September 30, 2018 — 48,068,000

PART I FINANCIAL INFORMATION
Item 1.
FINANCIAL STATEMENTS
The condensed consolidated financial statements presented in this filing on Form 10-Q have been prepared by management and are unaudited.
CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited (In thousands, except per share data)

	September 30, 2018	December 31, 2017
ASSETS
Utility plant:
Utility plant	$3,169,726	$2,970,179
Less accumulated depreciation and amortization	(983,984)	(922,214)
Net utility plant	2,185,742	2,047,965
Current assets:
Cash and cash equivalents	66,421	94,776
Receivables:
Customers	50,785	32,451
Regulatory balancing accounts	37,973	36,783
Other	20,903	16,464
Unbilled revenue	40,318	29,756
Materials and supplies at weighted average cost	6,563	6,463
Taxes, prepaid expenses, and other assets	12,576	11,180
Total current assets	235,539	227,873
Other assets:
Regulatory assets	388,300	401,147
Goodwill	2,615	2,615
Other assets	64,666	60,775
Total other assets	455,581	464,537
TOTAL ASSETS	$2,876,862	$2,740,375
CAPITALIZATION AND LIABILITIES
Capitalization:
Common stock, $0.01 par value; 68,000 shares authorized, 48,068 and 48,012 outstanding in 2018 and 2017, respectively	$481	$480
Additional paid-in capital	336,960	336,229
Retained earnings	374,593	356,753
Total common stockholders’ equity	712,034	693,462
Long-term debt, less current maturities	714,310	515,793
Total capitalization	1,426,344	1,209,255
Current liabilities:
Current maturities of long-term debt	104,812	15,920
Short-term borrowings	75,100	275,100
Accounts payable	102,938	93,955
Regulatory balancing accounts	43,300	59,303
Accrued interest	13,111	6,122
Accrued expenses and other liabilities	42,629	40,559
Total current liabilities	381,890	490,959
Unamortized investment tax credits	1,724	1,724
Deferred income taxes	199,143	192,946
Pension and postretirement benefits other than pensions	235,501	252,141
Regulatory liabilities and other	255,569	224,127
Advances for construction	186,897	182,502
Contributions in aid of construction	189,794	186,721
Commitments and contingencies (Note 10)
TOTAL CAPITALIZATION AND LIABILITIES	$2,876,862	$2,740,375
See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Unaudited (In thousands, except per share data)

For the three months ended	September 30, 2018	September 30, 2017
Operating revenue	$218,983	$211,731
Operating expenses:
Operations:
Water production costs	78,818	75,261
Administrative and general	26,493	22,749
Other operations	21,943	21,208
Maintenance	6,768	6,057
Depreciation and amortization	21,009	19,231
Income taxes	11,262	18,219
Property and other taxes	7,142	6,544
Total operating expenses	173,435	169,269
Net operating income	45,548	42,462
Other income and expenses:
Non-regulated revenue	4,703	3,542
Non-regulated expenses	(4,897)	(2,576)
Other components of net periodic benefit cost	(1,975)	(2,137)
Allowance for equity funds used during construction	1,023	1,105
Income tax benefit on other income and expenses	305	30
Net other loss	(841)	(36)
Interest expense:
Interest expense	10,875	9,284
Allowance for borrowed funds used during construction	(560)	(707)
Net interest expense	10,315	8,577
Net income	$34,392	$33,849
Earnings per share:
Basic	$0.72	$0.70
Diluted	0.72	0.70
Weighted average shares outstanding:
Basic	48,070	48,017
Diluted	48,070	48,017
Dividends declared per share of common stock	$0.1875	$0.1800
 See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Unaudited (In thousands, except per share data)

For the nine months ended	September 30, 2018	September 30, 2017
Operating revenue	$523,862	$504,899
Operating expenses:
Operations:
Water production costs	191,797	181,460
Administrative and general	77,195	66,908
Other operations	60,307	55,660
Maintenance	17,596	16,877
Depreciation and amortization	62,677	57,650
Income taxes	15,380	27,941
Property and other taxes	20,253	18,717
Total operating expenses	445,205	425,213
Net operating income	78,657	79,686
Other income and expenses:
Non-regulated revenue	13,967	10,743
Non-regulated expenses	(16,449)	(6,244)
Other components of net periodic benefit cost	(6,984)	(7,023)
Allowance for equity funds used during construction	2,644	2,763
Income tax benefit (expense) on other income and expenses	1,882	(1,105)
Net other loss	(4,940)	(866)
Interest expense:
Interest expense	30,207	27,073
Allowance for borrowed funds used during construction	(1,359)	(1,765)
Net interest expense	28,848	25,308
Net income	$44,869	$53,512
Earnings per share:
Basic	$0.93	$1.11
Diluted	0.93	1.11
Weighted average shares outstanding:
Basic	48,058	48,007
Diluted	48,058	48,007
Dividends declared per share of common stock	$0.5625	$0.5400
 See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited (In thousands)

For the nine months ended:	September 30, 2018	September 30, 2017
Operating activities:
Net income	$44,869	$53,512
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	64,131	59,016
Change in value of life insurance contracts	124	(1,871)
Allowance for equity funds used during construction	(2,644)	(2,763)
Changes in operating assets and liabilities:
Receivables and unbilled revenue	(18,471)	(52,951)
Accounts payable	18,133	6,712
Other current assets	(1,392)	(4,643)
Other current liabilities	8,762	10,939
Other changes in noncurrent assets and liabilities	5,991	41,837
Net cash provided by operating activities	119,503	109,788
Investing activities:
Utility plant expenditures	(212,856)	(180,442)
Life insurance proceeds	3,491	1,558
Purchase of life insurance contracts	(4,925)	(3,948)
Net cash used in investing activities	(214,290)	(182,832)
Financing activities:
Short-term borrowings	141,000	185,000
Repayment of short-term borrowings	(341,000)	(87,000)
Issuance of long-term debt, net of expenses of $617 for 2018 and $0 for 2017	299,383	—
Repayment of long-term debt	(12,499)	(2,797)
Advances and contributions in aid of construction	13,630	14,964
Refunds of advances for construction	(5,462)	(6,316)
Repurchase of common stock	(1,496)	(1,359)
Dividends paid	(27,029)	(25,920)
Net cash provided by financing activities	66,527	76,572
Change in cash, cash equivalents, and restricted cash	(28,260)	3,528
Cash, cash equivalents, and restricted cash at beginning of period	95,352	25,935
Cash, cash equivalents, and restricted cash at end of period	$67,092	$29,463
Supplemental information:
Cash paid for interest (net of amounts capitalized)	$19,956	$17,287
Income tax refund	—	$(1,697)
Supplemental disclosure of non-cash activities:
Accrued payables for investments in utility plant	$32,328	$31,750
Utility plant contribution by developers	$14,807	$13,022
 See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

CALIFORNIA WATER SERVICE GROUP
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2018
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
Note 2. Summary of Significant Accounting Policies
Operating revenue
The following tables disaggregate the Company’s operating revenue by source for the three and nine month periods ended September 30, 2018 and 2017:

	Three Months Ended September 30
	2018	2017
Revenue from contracts with customers	$209,541	$197,007
Regulatory balancing account revenue	9,442	14,724
Total operating revenue	$218,983	$211,731

	Nine Months Ended September 30
	2018	2017
Revenue from contracts with customers	$515,567	$472,412
Regulatory balancing account revenue	8,295	32,487
Total operating revenue	$523,862	$504,899
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
In the following tables, revenue from contracts with customers is disaggregated by class of customers for the three and nine month periods ended September 30, 2018 and 2017:

	Three Months Ended September 30
	2018	2017
Residential	$138,939	$131,608
Business	38,538	35,678
Industrial	8,987	7,919
Public authorities	12,180	11,480
Other	10,897	10,322
Total revenue from contracts with customers	$209,541	$197,007

	Nine Months Ended September 30
	2018	2017
Residential	$340,107	$309,645
Business	97,720	87,246
Industrial	24,507	21,281
Public authorities	25,875	23,500
Other	27,358	30,740
Total revenue from contracts with customers	$515,567	$472,412
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
Non-regulated Revenue
The following tables disaggregate the Company’s non-regulated revenue by source for the three and nine month periods ended September 30, 2018 and 2017:

	Three Months Ended September 30
	2018	2017
Operating and maintenance revenue	$2,816	$1,903
Other non-regulated revenue	1,328	1,143
Non-regulated revenue from contracts with customers	$4,144	$3,046
Lease revenue	$559	$496
Total non-regulated revenue	$4,703	$3,542

	Nine Months Ended September 30
	2018	2017
Operating and maintenance revenue	$8,278	$5,870
Other non-regulated revenue	4,053	3,362
Non-regulated revenue from contracts with customers	$12,331	$9,232
Lease revenue	$1,636	$1,511
Total non-regulated revenue	$13,967	$10,743
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

 Cash, Cash Equivalents, and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents, and restricted cash within the Condensed Consolidated Balance Sheets that sum to the total of the same such amounts shown on the Condensed Consolidated Statements of Cash Flows:

	September 30, 2018	December 31, 2017
Cash and cash equivalents	66,421	94,776
Restricted cash (included in "taxes, prepaid expenses and other assets")	671	576
Total cash, cash equivalents, and restricted cash shown in the statements of cash flows	$67,092	$95,352
 Adoption of New Accounting Standards
In May of 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (codified in ASC 606), which amends the existing revenue recognition guidance. The Company completed an evaluation of the new revenue standard and implemented the standard on January 1, 2018 using the modified retrospective method for all contracts. The reported results for 2018 reflect the application of ASC 606 guidance, while prior period amounts were not adjusted and continue to be reported in accordance with the accounting standards in effect for those periods. Other than increased disclosures regarding revenues related to contracts with customers, the implementation did not have a significant impact on the Company’s consolidated financial statements (see "Operating Revenue" section of note 2 above).
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
The following table shows the effect of the accounting change to the Condensed Consolidated Statements of Cash Flows:

	Nine Months Ended September 30, 2017
Condensed Consolidated Statements of Cash Flows line item	As Reported on Form 10-Q	Adjusted Balance on Form 10-Q	Increase (Decrease) from Retrospective Adoption
Change in restricted cash	$(679)	$—	$679
Net cash used in investing activities	$(183,511)	$(182,832)	$679
Change in cash, cash equivalents, and restricted cash	$2,849	$3,528	$679
Cash, cash equivalents, and restricted cash at beginning of period	$25,492	$25,935	$443
Cash, cash equivalents, and restricted cash at end of period	$28,341	$29,463	$1,122
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
The following tables show the effect of the accounting change to the Condensed Consolidated Statements of Income for the three and nine month periods ended September 30, 2017:

	Three Months Ended September 30, 2017
Condensed Consolidated Statement of Income line item	As Reported on Form 10-Q	Adjusted Balance on Form 10-Q	Increase (Decrease) from Retrospective Adoption
Administrative and general	$24,886	$22,749	$(2,137)
Income taxes	$17,348	$18,219	$871
Total operating expenses	$170,535	$169,269	$(1,266)
Net operating income	$41,196	$42,462	$1,266
Other components of net periodic benefit cost	$—	$(2,137)	$2,137
Income tax benefit (expense) on other income and expenses	$(841)	$30	$871
Net other income (loss)	$1,230	$(36)	$(1,266)

	Nine Months Ended September 30, 2017
Condensed Consolidated Statement of Income line item	As Reported on Form 10-Q	Adjusted Balance on Form 10-Q	Increase (Decrease) from Retrospective Adoption
Administrative and general	$73,931	$66,908	$(7,023)
Income taxes	$26,099	$27,941	$1,842
Total operating expenses	$430,394	$425,213	$(5,181)
Net operating income	$74,505	$79,686	$5,181
Other components of net periodic benefit cost	$—	$(7,023)	$7,023
Income tax expense on other income and expenses	$(2,947)	$(1,105)	$1,842
Net other income (loss)	$4,315	$(866)	$(5,181)
New Accounting Standards Issued But Not Yet Adopted
In February of 2016, the FASB issued ASU 2016-02, Leases, which amends the guidance relating to the definition of a lease, recognition of lease assets and liabilities on the balance sheet, and the related disclosure requirements. In July of 2018, the FASB issued ASU 2018-11, Leases: Targeted Improvements, which amends the new leasing guidance such that entities may elect not to restate their comparative periods in the period of adoption. The guidance requires lessees to recognize an asset and liability on the balance sheet for all of their lease obligations. Operating leases were previously not recognized on the balance sheet. ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2018 and early adoption is permitted. The Company will adopt the standard using the modified retrospective method for its existing leases and expects this standard to increase lease assets and lease liabilities on the Condensed Consolidated Balance Sheets. The Company intends to elect certain practical expedients and will carry forward historical conclusions related to (1) contracts that contain leases, (2) existing lease classification for any expired or existing leases, and (3) initial direct costs for any existing leases. The Company will also apply the practical expedient that will allow the Company to elect, as an accounting policy, by asset class, to include both lease and nonlease components as a single component and account for it as a lease. The Company will apply the short-term lease exception for lessees which will allow the Company to not have to apply the recognition requirements of the new leasing guidance for short-term leases and to recognize lease payments in net income on a straight line basis over the lease term. The Company does not expect that the guidance will have a material impact on the Condensed Consolidated Statements of Income, Condensed Consolidated Statements of Cash Flows, and lease disclosures.

Note 3. Stock-based Compensation
Equity Incentive Plan
During the nine months ended September 30, 2018 and 2017, the Company granted annual Restricted Stock Awards (RSAs) of 47,273 and 48,717, respectively, to officers and directors of the Company. During those same periods, 16,520 RSAs and 17,466 RSAs, respectively, were canceled. During the three months ended September 30, 2018 and 2017, 1,138 RSAs and no RSAs, respectively, were granted and 3,214 RSAs and 3,280 RSAs, respectively, were canceled. RSAs granted to officers vest over 36 months with the first year cliff vesting. RSAs granted to directors generally vest at the end of 12 months. During the first nine months of 2018 and 2017, the RSAs granted were valued at $35.40 and $36.75 per share, respectively, based upon the fair value of the Company’s common stock on the date of grant.
During the nine months ended September 30, 2018 and 2017, the Company granted 28,594 and 31,389 performance-based Restricted Stock Unit Awards (RSUs), respectively, to officers. During those same periods, the Company issued 48,753 RSUs and 38,709 RSUs, respectively, to officers, and canceled 24,009 RSUs and 19,735 RSUs, respectively. During the three months ended September 30, 2018 and 2017, the Company did not grant, issue or cancel any RSUs. Each RSU award reflects a target number of shares that may be issued to the award recipient. The 2018 and 2017 awards may be earned upon completion of the three-year performance period and are recognized as expense ratably over the period using a fair value of $35.40 per share and $36.75 per share, respectively, and an estimate of RSUs earned during the period. The Company has recorded compensation costs for the RSAs and RSUs in administrative and general operating expenses in the amount of $2.3 million for the nine months ended September 30, 2018 and 2017.
Note 4. Equity
The Company’s changes in total common stockholders’ equity for the nine months ended September 30, 2018 were as follows:

Total Common Stockholders’ Equity
Balance at December 31, 2017	$693,462
Common stock issued	1
Share-based compensation expense	2,227
Repurchase of common stock	(1,496)
Common stock dividends declared	(27,029)
Net income	44,869
Balance at September 30, 2018	$712,034

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

	Three Months Ended September 30
	2018	2017
	(In thousands, except per share data)
Net income available to common stockholders	$34,392	$33,849
Weighted average common shares outstanding, basic	48,070	48,017
Weighted average common shares outstanding, dilutive	48,070	48,017
Earnings per share - basic	$0.72	$0.70
Earnings per share - diluted	$0.72	$0.70

	Nine Months Ended September 30
	2018	2017
	(In thousands, except per share data)
Net income available to common stockholders	$44,869	$53,512
Weighted average common shares outstanding, basic	48,058	48,007
Weighted average common shares outstanding, dilutive	48,058	48,007
Earnings per share - basic	$0.93	$1.11
Earnings per share - diluted	$0.93	$1.11

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

Cash contributions by the Company related to pension plans were $42.3 million and $22.2 million for the nine months ended September 30, 2018 and 2017, respectively. Cash contributions by the Company related to other postretirement benefit plans were $8.0 million and $2.3 million for the nine months ended September 30, 2018 and 2017, respectively. The total 2018 estimated cash contribution to the pension plans is $42.3 million and to the other postretirement benefit plans is $9.7 million.

The following table lists components of net periodic benefit costs for the pension plans and other postretirement benefits. The data listed under “pension plan” includes the qualified pension plan and the non-qualified supplemental executive retirement plan. The data listed under “other benefits” is for all other postretirement benefits.

	Three Months Ended September 30
	Pension Plan		Other Benefits
	2018	2017	2018	2017
Service cost	$6,966	$6,122	$1,966	$2,169
Interest cost	6,007	5,861	1,183	1,491
Expected return on plan assets	(7,052)	(6,031)	(1,397)	(1,218)
Amortization of prior service cost	1,263	1,445	11	11
Recognized net actuarial loss	2,791	1,881	242	649
Net periodic benefit cost	$9,975	$9,278	$2,005	$3,102

	Nine Months Ended September 30
	Pension Plan		Other Benefits
	2018	2017	2018	2017
Service cost	$21,770	$17,851	$7,066	$6,207
Interest cost	17,996	17,442	4,152	4,472
Expected return on plan assets	(20,777)	(18,090)	(4,229)	(3,653)
Amortization of prior service cost	3,789	4,336	32	32
Recognized net actuarial loss	8,386	5,386	1,789	1,947
Net periodic benefit cost	$31,164	$26,925	$8,810	$9,005
Service cost portion of the pension plan and other postretirement benefits is recognized in administrative and general within the Condensed Consolidated Statements of Income. Other components of net periodic benefit costs include interest costs, expected return on plan assets, amortization of prior service costs, and recognized net actuarial loss and are reported together as other components of net periodic benefit cost within the Condensed Consolidated Statements of Income (see note 2).
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

The outstanding borrowings on the Company line of credit were $75.1 million and $55.1 million as of September 30, 2018 and December 31, 2017, respectively. There were no borrowings on the Cal Water line of credit as of September 30, 2018 and $220.0 million of borrowings as of December 31, 2017. The average borrowing rate for borrowings on the Company and Cal Water lines of credit during the nine months ended September 30, 2018 was 2.88% compared to 1.97% for the same period last year.
On September 13, 2018, Cal Water sold $300.0 million of floating rate First Mortgage Bonds due in September of 2020 in a private placement. The floating interest rate was set at three-month LIBOR plus 70 basis points, will accrue quarterly, and be payable in arrears. The bonds are redeemable at a premium of 102%, or at par after June 13, 2019. The bonds will also rank equally with all of Cal Water's other First Mortgage Bonds and will be secured by liens on Cal Water's properties, subject to certain exceptions and permitted liens.
Note 8. Income Taxes
The Company adjusts its effective tax rate each quarter to be consistent with the estimated annual effective tax rate. The Company also records the tax effect of unusual or infrequently occurring discrete items.
The provision for income taxes is shown in the tables below:

	Three Months Ended September 30
	2018	2017
Income tax expense	$10,957	$18,189

	Nine Months Ended September 30
	2018	2017
Income tax expense	$13,498	$29,046
The income tax expense decreased $7.2 million to $11.0 million for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017 mostly due to the federal income tax rate reduction from 35% to 21%, effective January 1, 2018, an increase in tax benefits of $0.9 million, and a decrease in pre-tax income.
The income tax expense decreased $15.5 million to $13.5 million in the first nine months of 2018, as compared to $29.0 million in the first nine months of 2017. The decrease was mainly due to the federal income tax rate reduction from 35% to 21%, effective January 1, 2018, an increase in tax benefits of $0.9 million, and a decrease in pre-tax income.
The Company's 2018 effective tax rate, before discrete items, is estimated to be in the range from 22% to 25%.
For the year ended December 31, 2017, the Company recorded a provisional re-measurement of its deferred tax balances (related mostly to timing differences for plant-related items) which was offset by a change from a net deferred income tax regulatory asset to a net regulatory liability. The Company is continuing to work with state regulators to finalize the customer net refund of $108.0 million to ensure compliance with federal normalization rules.
The final transition impacts of the Tax Cuts and Jobs Act (TCJA) may differ from the recorded amounts, possibly materially, due to, among other things, regulatory decisions that could differ from the Company’s determination of how the impacts of the TCJA are allocated between customers and shareholders. In addition, while the Company was able to make reasonable estimates of the impact of the reduction in federal tax rate and the elimination of bonus depreciation due to the enactment of the TCJA, the Company has not completed analysis for areas of the TCJA around Internal Revenue Code Section 162(m), full expensing of fixed assets, and other asset related items of the TCJA. Changes in interpretations, guidance on legislative intent, and any changes in accounting standards for income taxes in response to the TCJA could impact the recorded amounts. The Company will finalize and record any adjustments related to the TCJA within the one year measurement period provided under Staff Accounting Bulletin No. 118. The balances relating to TCJA impact continue to be provisional as of September 30, 2018.
The Company had unrecognized tax benefits of approximately $12.0 million and $10.2 million as of September 30, 2018 and 2017, respectively. Included in the balance of unrecognized tax benefits as of September 30, 2018 and 2017 are approximately $2.3 million of tax benefits that, if recognized, would result in an adjustment to the Company’s effective tax rate. The Company does not expect its unrecognized tax benefits to change significantly within the next 12 months.

Note 9. Regulatory Assets and Liabilities
Regulatory assets and liabilities were comprised of the following as of September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017
Regulatory Assets
Pension and retiree group health	$213,755	$214,249
Property-related temporary differences (tax benefits flowed through to customers)	81,354	87,323
Other accrued benefits	27,634	28,251
Net WRAM and MCBA long-term accounts receivable	21,826	34,879
Asset retirement obligations, net	18,180	17,126
Interim rates long-term accounts receivable	4,557	4,568
Tank coating	11,490	10,998
Health care balancing account	442	496
Pension balancing account	6,250	2,322
Other components of net periodic benefit cost	2,433	—
Other regulatory assets	379	935
Total Regulatory Assets	$388,300	$401,147

Regulatory Liabilities
Future tax benefits due to customers	$169,675	$168,343
Health care balancing account	12,124	7,749
Conservation program	6,019	2,273
Pension balancing account	13	364
Net WRAM and MCBA long-term payable	136	513
Tax accounting memorandum account	4,998	—
Cost of capital memorandum account	2,834	—
1,2,3 trichloropropane settlement proceeds	12,841	—
Other regulatory liabilities	50	464
Total Regulatory Liabilities	$208,690	$179,706
Short-term regulatory assets and liabilities are excluded from the above table.
The short-term regulatory assets were $38.0 million as of September 30, 2018 and $36.8 million as of December 31, 2017. As of September 30, 2018 and December 31, 2017, the short-term regulatory assets primarily consist of net WRAM and MCBA receivables.
The short-term portions of regulatory liabilities were $43.3 million as of September 30, 2018 and $59.3 million as of December 31, 2017. The short-term regulatory liabilities as of September 30, 2018, primarily consist of 1,2,3 trichloropropane (TCP) settlement proceeds. As of December 31, 2017, the short-term regulatory liabilities primarily consist of TCP settlement proceeds and net WRAM and MCBA liability balances.
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
Effective April 3, 2018, the City of Commerce has renewed a lease agreement for Cal Water to operate the City of Commerce’s water system for the next 15 years. Cal Water has operated the City of Commerce water system since 1985 and is responsible for all operations, maintenance, water quality assurance, and customer service programs to provide a reliable supply of water that meets federal and state standards to customers served by the City of Commerce system. The City of Commerce will remain responsible for financing infrastructure improvements and setting its customers’ water rates.
As of September 30, 2018, there were no other significant changes from December 31, 2017.
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
Other Legal Matters
From time to time, the Company is involved in various disputes and litigation matters that arise in the ordinary course of business. The status of each significant matter is reviewed and assessed for potential financial exposure. If the potential loss from any claim or legal proceeding is considered probable and the amount of the range of loss can be estimated, a liability is accrued for the estimated loss in accordance with the accounting standards for contingencies. Legal proceedings are subject to uncertainties, and the outcomes are difficult to predict. Because of such uncertainties, accruals are based on the best information available at the time. While the outcome of these disputes and litigation matters cannot be predicted with any certainty, management does not believe when taking into account existing reserves the ultimate resolution of these matters will materially affect the Company’s financial position, results of operations, or cash flows. As of September 30, 2018 and December 31, 2017, the Company recognized a liability of $3.8 million and $6.1 million, respectively, for known legal matters. The decrease is mainly due to several large claims being resolved in the first nine months of 2018. The cost of litigation is expensed as incurred and any settlement is first offset against such costs. Any settlement in excess of the cost to litigate is accounted for on a case by case basis, dependent on the nature of the settlement.
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
Advances for construction fair values were estimated using broker quotes from companies that frequently purchase these investments.

	September 30, 2018
		Fair Value
	Cost	Level 1	Level 2	Level 3	Total
Long-term debt, including current maturities	$819,122	—	$847,812	—	$847,812
Advances for construction	186,897	—	77,745	—	77,745
Total	$1,006,019	$—	$925,557	$—	$925,557

	December 31, 2017
		Fair Value
	Cost	Level 1	Level 2	Level 3	Total
Long-term debt, including current maturities	$531,713	$—	$607,492	$—	$607,492
Advances for construction	182,502	—	75,083	—	75,083
Total	$714,215	—	$682,575	$—	$682,575

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
The following tables present the Condensed Consolidating Balance Sheets as of September 30, 2018 and December 31, 2017, the Condensed Consolidating Statements of Income for the three and nine months ended September 30, 2018 and 2017, and the Condensed Consolidating Statements of Cash Flows for the nine months ended September 30, 2018 and 2017 of (i) California Water Service Group, the guarantor of the First Mortgage Bonds and the parent company; (ii) California Water Service Company, the issuer of the First Mortgage Bonds and a 100% owned consolidated subsidiary of California Water Service Group; and (iii) the other 100% owned non-guarantor consolidated subsidiaries of California Water Service Group. No other subsidiary of the Company guarantees the securities. The Condensed Consolidating Statement of Cash Flows for the nine months ended September 30, 2018 and 2017 reflect the retrospective adoption of ASU 2016-18 (refer to Note 2 for more details). The Condensed Consolidating Statements of Income for the three and nine months ended September 30, 2017 reflect the retrospective adoption of ASU 2017-07 (refer to Note 2 for more details).

CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATING BALANCE SHEET
As of September 30, 2018
(In thousands)

	Parent Company	Cal Water	All Other Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS
Utility plant:
Utility plant	$1,317	$2,963,674	$211,931	$(7,196)	$3,169,726
Less accumulated depreciation and amortization	(989)	(926,291)	(58,780)	2,076	(983,984)
Net utility plant	328	2,037,383	153,151	(5,120)	2,185,742
Current assets:
Cash and cash equivalents	2,445	55,108	8,868	—	66,421
Receivables and unbilled revenue	—	144,340	5,639	—	149,979
Receivables from affiliates	44,671	895	286	(45,852)	—
Other current assets	203	17,360	1,576	—	19,139
Total current assets	47,319	217,703	16,369	(45,852)	235,539
Other assets:
Regulatory assets	—	384,249	4,051	—	388,300
Investments in affiliates	716,177	—	—	(716,177)	—
Long-term affiliate notes receivable	25,172	—	—	(25,172)	—
Other assets	70	63,624	3,660	(73)	67,281
Total other assets	741,419	447,873	7,711	(741,422)	455,581
TOTAL ASSETS	$789,066	$2,702,959	$177,231	$(792,394)	$2,876,862
CAPITALIZATION AND LIABILITIES
Capitalization:
Common stockholders’ equity	$712,034	$642,588	$78,798	$(721,386)	$712,034
Affiliate long-term debt	—	—	—	—	—
Long-term debt, less current maturities	—	713,622	25,860	(25,172)	714,310
Total capitalization	712,034	1,356,210	104,658	(746,558)	1,426,344
Current liabilities:
Current maturities of long-term debt	—	104,538	274	—	104,812
Short-term borrowings	75,100	—	—	—	75,100
Payables to affiliates	—	21,710	24,142	(45,852)	—
Accounts payable	—	99,315	3,623	—	102,938
Accrued expenses and other liabilities	112	94,675	4,253	—	99,040
Total current liabilities	75,212	320,238	32,292	(45,852)	381,890
Unamortized investment tax credits	—	1,724	—	—	1,724
Deferred income taxes	1,820	193,864	3,459	—	199,143
Pension and postretirement benefits other than pensions	—	235,501	—	—	235,501
Regulatory liabilities and other	—	251,235	4,318	16	255,569
Advances for construction	—	186,389	508	—	186,897
Contributions in aid of construction	—	157,798	31,996	—	189,794
TOTAL CAPITALIZATION AND LIABILITIES	$789,066	$2,702,959	$177,231	$(792,394)	$2,876,862

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

CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATING STATEMENT OF INCOME
For the three months ended September 30, 2018
(In thousands)

	Parent Company	Cal Water	All Other Subsidiaries	Consolidating Adjustments	Consolidated
Operating revenue	$—	$206,390	$12,593	$—	$218,983
Operating expenses:
Operations:
Water production costs	—	76,317	2,501	—	78,818
Administrative and general	—	23,878	2,615	—	26,493
Other operations	—	20,271	1,816	(144)	21,943
Maintenance	—	6,538	230	—	6,768
Depreciation and amortization	23	19,632	1,376	(22)	21,009
Income tax (benefit) expense	(142)	9,911	1,271	222	11,262
Property and other taxes	—	6,205	937	—	7,142
Total operating (income) expenses	(119)	162,752	10,746	56	173,435
Net operating income	119	43,638	1,847	(56)	45,548
Other income and expenses:
Non-regulated revenue	628	4,589	259	(773)	4,703
Non-regulated expenses	—	(4,675)	(222)	—	(4,897)
Other components of net periodic benefit cost	—	(1,834)	(141)	—	(1,975)
Allowance for equity funds used during construction	—	1,023	—	—	1,023
Income tax (expense) benefit on other income and expenses	(176)	252	13	216	305
Net other income (loss)	452	(645)	(91)	(557)	(841)
Interest:
Interest expense	486	10,443	574	(628)	10,875
Allowance for borrowed funds used during construction	—	(522)	(38)	—	(560)
Net interest expense	486	9,921	536	(628)	10,315
Equity earnings of subsidiaries	34,307	—	—	(34,307)	—
Net income	$34,392	$33,072	$1,220	$(34,292)	$34,392

CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATING STATEMENT OF INCOME
For the three months ended September 30, 2017
(In thousands)

	Parent Company	Cal Water	All Other Subsidiaries	Consolidating Adjustments	Consolidated
Operating revenue	$—	$199,002	$12,729	$—	$211,731
Operating expenses:
Operations:
Water production costs	—	73,061	2,200	—	75,261
Administrative and general	—	20,352	2,397	—	22,749
Other operations	—	18,979	2,356	(127)	21,208
Maintenance	—	5,729	328	—	6,057
Depreciation and amortization	21	18,115	1,117	(22)	19,231
Income tax (benefit) expense	(136)	17,009	1,080	266	18,219
Property and other taxes	—	5,680	864	—	6,544
Total operating (income) expenses	(115)	158,925	10,342	117	169,269
Net operating income	115	40,077	2,387	(117)	42,462
Other income and expenses:
Non-regulated revenue	505	3,218	450	(631)	3,542
Non-regulated expenses	—	(2,151)	(425)	—	(2,576)
Other components of net periodic benefit cost	—	(2,010)	(127)	—	(2,137)
Allowance for equity funds used during construction	—	1,105	—	—	1,105
Income tax (expense) benefit on other income and expenses	(206)	(66)	45	257	30
Net other income (loss)	299	96	(57)	(374)	(36)
Interest:
Interest expense	313	8,951	525	(505)	9,284
Allowance for borrowed funds used during construction	—	(684)	(23)	—	(707)
Net interest expense	313	8,267	502	(505)	8,577
Equity earnings of subsidiaries	33,748	—	—	(33,748)	—
Net income	$33,849	$31,906	$1,828	$(33,734)	$33,849

CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATING STATEMENT OF INCOME
For the nine months ended September 30, 2018
(In thousands)

	Parent Company	Cal Water	All Other Subsidiaries	Consolidating Adjustments	Consolidated
Operating revenue	$—	$492,256	$31,606	$—	$523,862
Operating expenses:
Operations:
Water production costs	—	185,149	6,648	—	191,797
Administrative and general	—	69,531	7,664	—	77,195
Other operations	—	55,626	5,117	(436)	60,307
Maintenance	—	16,974	622	—	17,596
Depreciation and amortization	70	58,909	3,763	(65)	62,677
Income tax (benefit) expense	(342)	13,511	1,591	620	15,380
Property and other taxes	—	17,894	2,359	—	20,253
Total operating (income) expenses	(272)	417,594	27,764	119	445,205
Net operating income	272	74,662	3,842	(119)	78,657
Other income and expenses:
Non-regulated revenue	1,716	13,572	831	(2,152)	13,967
Non-regulated expenses	—	(15,943)	(506)	—	(16,449)
Other components of net periodic benefit cost	—	(6,618)	(366)	—	(6,984)
Allowance for equity funds used during construction	—	2,644	—	—	2,644
Income tax (expense) benefit on other income and expenses	(480)	1,776	(16)	602	1,882
Net other income (loss)	1,236	(4,569)	(57)	(1,550)	(4,940)
Interest:
Interest expense	1,155	29,095	1,673	(1,716)	30,207
Allowance for borrowed funds used during construction	—	(1,250)	(109)	—	(1,359)
Net interest expense	1,155	27,845	1,564	(1,716)	28,848
Equity earnings of subsidiaries	44,516	—	—	(44,516)	—
Net income	$44,869	$42,248	$2,221	$(44,469)	$44,869

CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATING STATEMENT OF INCOME
For the nine months ended September 30, 2017
(In thousands)

	Parent Company	Cal Water	All Other Subsidiaries	Consolidating Adjustments	Consolidated
Operating revenue	$—	$473,518	$31,381	$—	$504,899
Operating expenses:
Operations:
Water production costs	—	175,339	6,121	—	181,460
Administrative and general	—	59,380	7,528	—	66,908
Other operations	—	50,108	5,931	(379)	55,660
Maintenance	—	16,144	733	—	16,877
Depreciation and amortization	70	54,328	3,320	(68)	57,650
Income tax (benefit) expense	(362)	26,075	1,442	786	27,941
Property and other taxes	(4)	16,407	2,314	—	18,717
Total operating (income) expenses	(296)	397,781	27,389	339	425,213
Net operating income	296	75,737	3,992	(339)	79,686
Other income and expenses:
Non-regulated revenue	1,482	9,822	1,300	(1,861)	10,743
Non-regulated expenses	—	(5,326)	(918)	—	(6,244)
Other components of net periodic benefit cost	—	(6,605)	(418)	—	(7,023)
Allowance for equity funds used during construction	—	2,763	—	—	2,763
Income tax expense on other income and expenses	(604)	(1,227)	(32)	758	(1,105)
Net other income (loss)	878	(573)	(68)	(1,103)	(866)
Interest:
Interest expense	823	26,216	1,516	(1,482)	27,073
Allowance for borrowed funds used during construction	—	(1,702)	(63)	—	(1,765)
Net interest expense	823	24,514	1,453	(1,482)	25,308
Equity earnings of subsidiaries	53,161	—	—	(53,161)	—
Net income	$53,512	$50,650	$2,471	$(53,121)	$53,512

CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the nine months ended September 30, 2018
(In thousands)

	Parent Company	Cal Water	All Other Subsidiaries	Consolidating Adjustments	Consolidated
Operating activities:
Net income	$44,869	$42,248	$2,221	$(44,469)	$44,869
Adjustments to reconcile net income to net cash provided by operating activities:
Equity earnings of subsidiaries	(44,516)	—	—	44,516	—
Dividends received from affiliates	27,029	—	—	(27,029)	—
Depreciation and amortization	70	60,298	3,828	(65)	64,131
Changes in value of life insurance contracts	—	124	—	—	124
Allowance for equity funds used during construction	—	(2,644)	—	—	(2,644)
Changes in operating assets and liabilities	(281)	6,135	1,178	—	7,032
Other changes in noncurrent assets and liabilities	2,518	1,466	1,989	18	5,991
Net cash provided by operating activities	29,689	107,627	9,216	(27,029)	119,503
Investing activities:
Utility plant expenditures	4	(205,218)	(7,642)	—	(212,856)
Changes in affiliate advances	(975)	3,198	(269)	(1,954)	—
Issuance of affiliate short-term borrowings	(23,700)	—	—	23,700	—
Reduction of affiliates long-term debt	1,224	—	—	(1,224)	—
Life insurance proceeds	—	3,491	—	—	3,491
Purchase of life insurance contracts	—	(4,925)	—	—	(4,925)
Net cash used in investing activities	(23,447)	(203,454)	(7,911)	20,522	(214,290)
Financing Activities:
Short-term borrowings	20,000	121,000	—	—	141,000
Repayment of short-term borrowings	—	(341,000)	—	—	(341,000)
Changes in affiliate advances	—	1,129	(3,083)	1,954	—
Proceeds from affiliate short-term borrowings	—	20,000	3,700	(23,700)	—
Repayment of affiliates long-term borrowings	—	—	(1,224)	1,224	—
Issuance of long-term debt, net of expenses	—	299,383	—	—	299,383
Repayment of long-term debt	—	(12,299)	(200)	—	(12,499)
Advances and contributions in aid of construction	—	13,288	342	—	13,630
Refunds of advances for construction	—	(5,452)	(10)	—	(5,462)
Repurchase of common stock	(1,496)	—	—	—	(1,496)
Dividends paid to non-affiliates	(27,029)	—	—	—	(27,029)
Dividends paid to affiliates	—	(25,959)	(1,070)	27,029	—
Net cash (used in) provided by financing activities	(8,525)	70,090	(1,545)	6,507	66,527
Change in cash, cash equivalents, and restricted cash	(2,283)	(25,737)	(240)	—	(28,260)
Cash, cash equivalents, and restricted cash at beginning of period	4,728	81,453	9,171	—	95,352
Cash, cash equivalents, and restricted cash at end of period	$2,445	$55,716	$8,931	—	$67,092

CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the nine months ended September 30, 2017
(In thousands)

	Parent Company	Cal Water	All Other Subsidiaries	Consolidating Adjustments	Consolidated
Operating activities:
Net income	$53,512	$50,650	$2,471	$(53,121)	$53,512
Adjustments to reconcile net income to net cash provided by operating activities:
Equity earnings of subsidiaries	(53,161)	—	—	53,161	—
Dividends received from affiliates	25,920	—	—	(25,920)	—
Depreciation and amortization	70	55,623	3,392	(69)	59,016
Changes in value of life insurance contracts	—	(1,871)	—	—	(1,871)
Allowance for equity funds used during construction	—	(2,763)	—	—	(2,763)
Changes in operating assets and liabilities	(38)	(40,941)	1,036	—	(39,943)
Other changes in noncurrent assets and liabilities	2,420	37,125	2,263	29	41,837
Net cash provided by operating activities	28,723	97,823	9,162	(25,920)	109,788
Investing activities:
Utility plant expenditures	(4)	(175,234)	(5,204)	—	(180,442)
Changes in affiliate advances	(334)	2,905	(287)	(2,284)	—
Issuance of affiliate short-term borrowings	(2,610)	—	—	2,610	—
Reduction of affiliates long-term debt	1,010	—	—	(1,010)	—
Life insurance proceeds	—	1,558	—	—	1,558
Purchase of life insurance contracts	—	(3,948)	—	—	(3,948)
Net cash used in investing activities	(1,938)	(174,719)	(5,491)	(684)	(182,832)
Financing Activities:
Short-term borrowings	—	185,000	—	—	185,000
Repayment of short-term borrowings	(2,000)	(85,000)	—	—	(87,000)
Changes in affiliate advances	—	718	(3,002)	2,284	—
Proceeds from affiliate short-term borrowings	—	—	2,610	(2,610)	—
Repayment of affiliates long-term borrowings	—	—	(1,010)	1,010	—
Repayment of long-term debt	—	(2,336)	(461)	—	(2,797)
Advances and contributions in aid for construction	—	14,900	64	—	14,964
Refunds of advances for construction	—	(6,311)	(5)	—	(6,316)
Repurchase of common stock	(1,359)	—	—	—	(1,359)
Dividends paid to non-affiliates	(25,920)	—	—	—	(25,920)
Dividends paid to affiliates	—	(24,760)	(1,160)	25,920	—
Net cash (used in) provided by financing activities	(29,279)	82,211	(2,964)	26,604	76,572
Change in cash, cash equivalents, and restricted cash	(2,494)	5,315	707	—	3,528
Cash, cash equivalents, and restricted cash at beginning of period	5,216	13,595	7,124	—	25,935
Cash, cash equivalents, and restricted cash at end of period	$2,722	$18,910	$7,831	—	$29,463

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
For the nine month period ended September 30, 2018, except for changes to revenue recognition from the adoption of ASC 606 (see Note 2), there were no changes in the methodology for computing critical accounting estimates, no additional accounting estimates met the standards for critical accounting policies, and there were no material changes to the important assumptions underlying the critical accounting estimates.
RESULTS OF THIRD QUARTER 2018 OPERATIONS
COMPARED TO THIRD QUARTER 2017 OPERATIONS
Dollar amounts in thousands unless otherwise stated

Overview
Net income for the three month period ended September 30, 2018, was $34.4 million or $0.72 earnings per diluted common share compared to net income of $33.8 million or $0.70 earnings per diluted common share for the three month period ended September 30, 2017. The $0.6 million increase in net income was driven primarily by aggregate rate increases of $4.4 million, reflecting general rate increases net of the cost of capital decision for Cal Water. Other factors increasing net income included a $1.1 million reduction in write-offs of unrecoverable capital costs and an increase in tax benefits of $0.9 million. The increases to net income were partially offset by increases of $1.8 million in depreciation and amortization, $1.5 million in employee wages, $1.3 million in new business expenses, and $1.7 million in interest expense.
Operating Revenue
Operating revenue increased $7.3 million, or 3.4%, to $219.0 million in the third quarter of 2018 as compared to the third quarter of 2017. The factors that impacted the operating revenue for the third quarter of 2018 as compared to the third quarter of 2017 are as follows:

Net change due to rate changes, usage, and other (1)	$4,282
MCBA Revenue (2)	1,161
Other balancing account revenue (3)	342
Deferral of revenue (4)	1,467
Net operating revenue increase	$7,252

1.
The net change due to rate changes, usage, and other in the above table was mainly driven by rate increases of $3.4 million and a $0.5 million increase in accrued unbilled revenue. The components of the rate increases are as follows:

General rate case	34
Escalation rate increases	5,196
Purchased water and pump tax offsets	1,891
Rate base offsets	1,038
Tax cuts jobs act	(2,969)
Cost of capital	(1,823)
Total increase in rates	$3,367

2.
The MCBA revenue increase resulted from an increase in actual water production costs relative to adopted water production costs in the third quarter of 2018 as compared to the third quarter of 2017. The actual water production costs increased as a result of an increase in customer consumption in the third quarter of 2018 as compared to the third quarter of 2017. As required by the MCBA mechanism, the increase in actual water production costs relative to adopted water production costs in California also increased operating revenue for the same amount.

3.
The other balancing account revenue consists of the pension, conservation and health care balancing account revenues. Pension and conservation balancing account revenues are the differences between actual expenses and adopted rate recovery. Health care balancing account revenue is 85% of the difference between actual health care expenses and adopted rate recovery. The increase in revenue was mainly due to an increase in actual pension and health care expenses relative to adopted in the third quarter of 2018 as compared to the third quarter of 2017, which was partially offset by a decrease in actual conservation expenses relative to adopted in the third quarter of 2018 as compared to the third quarter of 2017.

4.
The deferral of revenue consists of amounts that are expected to be collected from customers beyond 24 months following the end of the accounting period in which these revenues were recorded. The deferral decreased in the third quarter of 2018 as compared to the third quarter of 2017 due to a decrease in the balancing account revenue expected to be collected beyond 24 months, which increases revenue.

Total Operating Expenses

Total operating expenses increased $4.1 million, or 2.5%, to $173.4 million in the third quarter of 2018, as compared to $169.3 million in the third quarter of 2017.

Water production costs consists of purchased water, purchased power, and pump taxes. It represents the largest component of total operating expenses, accounting for approximately 45.4% of total operating expenses in the third quarter of 2018, as compared to 44.5% of total operating expenses in the third quarter of 2017. Water production costs increased 4.7% as compared to the same period last year mainly due to an increase in water production and higher wholesaler water rates.
Sources of water as a percent of total water production are listed in the following table:

	Three Months Ended September 30
	2018	2017
Well production	47%	48%
Purchased	49%	48%
Surface	4%	4%
Total	100%	100%
The components of water production costs are shown in the table below:

	Three Months Ended September 30
	2018	2017	Change
Purchased water	$64,578	$62,041	$2,537
Purchased power	10,488	9,658	830
Pump taxes	3,752	3,562	190
Total	$78,818	$75,261	$3,557

Administrative and general and other operations expenses increased $4.4 million to $48.4 million in the third quarter of 2018, as compared to $44.0 million in the third quarter of 2017. The increase was due primarily to a $1.2 million increase in the recognition of previously deferred costs associated with the deferred operating revenue, health care cost increase of $1.2 million, employee wage cost increase of $1.0 million, and an increase in outside consulting service costs of $1.0 million, which was partially offset by a $1.1 million reduction in write-offs of unrecoverable capital costs. Employee and retiree medical expenses are recovered in rates through a balancing account authorized in the 2015 GRC, such that revenues are recovered up to 85% of the variance between adopted and recorded expenses. At September 30, 2018, there were 1,176 employees and at September 30, 2017, there were 1,157 employees.

Maintenance expense increased $0.7 million, or 11.7%, to $6.8 million in the third quarter of 2018, as compared to $6.1 million in the third quarter of 2017, mostly due to increases in transmission and distribution mains and services repairs.

Depreciation and amortization expense increased $1.8 million, or 9.2%, to $21.0 million in the third quarter of 2018, as compared to $19.2 million in the third quarter of 2017, due to capital additions.

Income taxes decreased $6.9 million, to $11.3 million in the third quarter of 2018, as compared to $18.2 million in the third quarter of 2017. The decrease was mainly due to the federal income tax rate reduction from 35% to 21%, effective January 1, 2018, an increase in tax benefits of $0.9 million, and a decrease in pre-tax income.
Property and other taxes increased $0.6 million, or 9.1%, to $7.1 million in the third quarter of 2018, as compared to $6.5 million in the third quarter of 2017, mostly due to an increase in assessed property values and increased local franchise taxes.
Other Income and Expenses
Net other loss increased $0.8 million as compared to the same quarter of 2017, principally due to a $1.3 million increase in new business expenses.
Interest Expense
Net interest expense increased $1.7 million, or 20.3%, to $10.3 million in the third quarter of 2018, as compared to $8.6 million in the third quarter of 2017. The increase was due primarily to an increase in financing for capital investments as well as increased short-term interest rates.
RESULTS OF THE NINE MONTHS ENDED SEPTEMBER 30, 2018 OPERATIONS
COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2017 OPERATIONS
Dollar amounts in thousands unless otherwise stated
Overview
Net income for the nine months ended September 30, 2018, was $44.9 million or $0.93 per diluted common share compared to a net income of $53.5 million or $1.11 per diluted common share for the nine months ended September 30, 2017, a decrease of $8.6 million. The decrease in net income was primarily the result of $5.1 million increase in new business expenses, increase of $5.0 million in depreciation and amortization, employee wage increases of $4.0 million and an increase of $3.5 million interest expense. In addition, there were other changes driven primarily by factors outside the Company’s immediate control that decreased net income, including a $2.7 million reduction in unbilled revenue accrual and a net $0.5 million decrease in the valuation of our benefit plan investments due to changes in market valuation offset by life insurance proceeds. These decreases to net income were partially offset by aggregate rate increases of $10.8 million, reflecting general rate increases net of the cost of capital decision for Cal Water.
Operating Revenue
Operating revenue increased $19.0 million, or 3.8%, to $523.9 million in the first nine months of 2018 as compared to the first nine months of 2017. The factors that impacted the operating revenue for the first nine months of 2018 as compared to 2017 are as follows:

Net change due to rate changes, usage, and other (1)	$6,440
MCBA Revenue (2)	4,836
Other balancing account revenue (3)	2,566
Deferral of revenue (4)	5,121
Net operating revenue increase	$18,963

1.
The net change due to rate changes, usage, and other in the above table was mainly driven by rate increases, which was partially offset by a $2.7 million decrease in accrued unbilled revenue. The components of the rate increases are as follows:

General rate case	$1,805
Escalation rate increases	11,567
Purchased water and pump tax offsets	4,306
Rate base offsets	2,128
Tax cuts jobs act *	(7,967)
Cost of capital *	(4,657)
Total increase in rates	$7,182
* Customer rates were reduced beginning July 1, 2018. Includes revenue reduction recorded as regulatory liability for the first six months of the year.

2.
The MCBA revenue increase resulted from an increase in actual water production costs relative to adopted water production costs in the first nine months of 2018 as compared to the first nine months of 2017. The actual water production costs increased as a result of an increase in customer consumption in the first nine months of 2018 as compared to the first nine months of 2017. As required by the MCBA mechanism, the increase in actual water production costs relative to adopted water production costs in California also increased operating revenue for the same amount.

3.
The other balancing account revenue consists of the pension, conservation and health care balancing account revenues. Pension and conservation balancing account revenues are the differences between actual expenses and adopted rate recovery. Health care balancing account revenue is 85% of the difference between actual health care expenses and adopted rate recovery. The increase in revenue was mainly due to an increase in actual health care and pension expenses relative to adopted in the first nine months of 2018 as compared to the first nine months of 2017, which was partially offset by a decrease in actual conservation expenses relative to adopted in the first nine months of 2018 as compared to the first nine months of 2017.

4.
The deferral of revenue consists of amounts that are expected to be collected from customers beyond 24 months following the end of the accounting period in which these revenues were recorded. The deferral decreased in the first nine months of 2018 as compared to the first nine months of 2017 due to decrease in the balancing account revenue expected to be collected beyond 24 months, which increases revenue.

Total Operating Expenses
Total operating expenses increased $20.0 million, or 4.7%, to $445.2 million in the first nine months of 2018, as compared to $425.2 million in the first nine months of 2017.
Water production costs consists of purchased water, purchased power, and pump taxes. It represents the largest component of total operating expenses, accounting for approximately 43.1% of total operating expenses in the first nine months of 2018, as compared to 42.7% of total operating expenses in the first nine months of 2017. Water production costs increased 5.7% as compared to the same period last year mainly due to an increase in wholesaler rates and an increase of 5.7% in purchased water production.
Sources of water as a percent of total water production are listed in the following table:

	Nine Months Ended September 30
	2018	2017
Well production	47%	48%
Purchased	49%	48%
Surface	4%	4%
Total	100%	100%

The components of water production costs are shown in the table below:

	Nine Months Ended September 30
	2018	2017	Change
Purchased water	$157,062	$149,731	$7,331
Purchased power	23,830	22,168	1,662
Pump taxes	10,905	9,561	1,344
Total	$191,797	$181,460	$10,337
Administrative and general and other operations expenses increased $14.9 million, or 12.2%, to $137.5 million in the first nine months of 2018, as compared to $122.6 million in the first nine months of 2017. The increase was due primarily to a $4.6 million increase in the recognition of previously deferred costs associated with the deferred operating revenue, pension benefit cost increase of $2.8 million, employee wage cost increase of $3.2 million, employee health care cost increase of $1.9 million, additional uninsured loss expenses of $1.5 million, and outside consulting service cost increase of $1.3 million. Employee pension benefit expenses are fully recovered in rates and are tracked in a balancing account, such that revenues are recovered on a dollar-for-dollar basis up to the amounts authorized in the 2015 GRC. Employee and retiree medical expenses are recovered in rates through a balancing account authorized in the 2015 GRC, such that revenues are recovered up to 85% of the variance between adopted and recorded expenses.
Maintenance expense increased $0.7 million, or 4.3%, to $17.6 million in the first nine months of 2018, as compared to $16.9 million in the first nine months of 2017, mostly due to increases in transmission and distribution mains and services repairs.
Depreciation and amortization expense increased $5.0 million, or 8.7%, to $62.7 million in the first nine months of 2018, as compared to $57.7 million in the first nine months of 2017, mostly due to capital additions.
Income taxes decreased $12.5 million, or 45.0%, to $15.4 million in the first nine months of 2018, as compared to $27.9 million in the first nine months of 2017. The decrease was mainly due to the federal income tax rate reduction from 35% to 21%, effective January 1, 2018, an increase in tax benefits of $0.9 million, and a decrease in pre-tax income. The Company’s estimated combined effective income tax rate for 2018 is in the range from 22% to 25%.
Property and other taxes increased $1.6 million, or 8.2%, to $20.3 million in the first nine months of 2018, as compared to $18.7 million in the first nine months of 2017, due primarily to an increase in assessed property values and increased local franchise taxes.
Other Income and Expenses
Net other loss increased $4.0 million to $4.9 million in the first nine months of 2018, as compared to net other loss of $0.9 million in the first nine months of 2017, due primarily to a $5.1 million increase of new business expenses, a $2.0 million reduction in unrealized income from certain benefit plan investments due to market conditions, and a $0.6 million decrease in gain on sale of property that was partially offset by a $1.0 million benefit from Company-owned life insurance.
Interest Expense
Net interest expense increased $3.5 million, or 14.0%, to $28.8 million in the first nine months of 2018, as compared to $25.3 million in the first nine months of 2017. The increase was due primarily to an increase in financing for capital investments as well as increased short-term interest rates.

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
As of September 30, 2018, Cal Water recorded a $2.8 million reduction to revenue with a corresponding regulatory liability due to the CoC MA.
2018 Tax Accounting Memorandum Account (TAMA)
On December 22, 2017, the CPUC sent a letter to All Class A and B Water and Sewer Utilities on the subject of “Changes in Federal Tax Rates for 2018.” The CPUC required Cal Water to establish a memo account to track the impact of the TCJA on Cal Water. The TAMA will track the revenue requirement impact of the TCJA not otherwise reflected in rates from January 1, 2018 until current rates are modified to reflect all impacts of the TCJA. The Hawaii Water, Washington Water, and New Mexico Water Commissions have similar requirements to track the impact of the changes to the federal tax law. For the three and nine months ended September 30, 2018, the Company recorded a $0.2 million and $5.0 million reduction to revenue, respectively, with a corresponding regulatory liability due to the changes required by the TCJA.
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
2018 Regulatory Activity—Other States
2017 Waikoloa (Hawaii Water) GRC Filings
In December of 2017, Hawaii Water filed GRC applications requesting an additional $3.8 million in annual revenues for its Waikoloa Village and Resort Systems with the Hawaii Public Utilities Commission. The GRCs seek recovery of capital investments in the Waikoloa Village and Waikoloa Resort Systems as well as increases in operating expenses since the previous rate case. If approved, the Company anticipates rates would become effective in the fourth quarter of 2018 for the Waikoloa Village systems and the first quarter of 2019 for the Resort systems.
2018 Washington Water GRC Filing
On July 2, 2018, Washington Water submitted a GRC application to the Washington Utilities and Transportation Commission (UTC) to increase revenues to cover the higher costs of providing a reliable, high-quality water supply. The application requests an increase of $1.6 million in annual revenue, which is an increase of 13.8% over 2017 revenue. Washington Water is requesting recovery for numerous water system upgrades and additions that Washington Water has made since its last GRC, which include new pumping equipment, water treatment facilities, wells, water mains, and new storage. Increases in operating costs are also a factor in the proposed increase. The application reflects increases in materials, equipment, depreciation expense due to the addition of new facilities, and increases in employee wages and health care costs. The Company anticipates new rates to become effective during the fourth quarter of 2018.
LIQUIDITY
Cash flow from Operations
Cash flow from operations for the first nine months of 2018 was $119.5 million compared to $109.8 million for the same period in 2017. Cash generated by operations varies during the year due to customer billings, and timing of collections and contributions to our benefit plans.
During the first nine months of 2018, we made contributions of $42.3 million to our employee pension plan compared to contributions of $22.2 million made during the first nine months of 2017. During the first nine months of 2018, we made contributions of $8.0 million to the other postretirement benefit plans compared to contributions of $2.3 million during the first nine months of 2017. The total 2018 estimated cash contribution to the pension plans is $42.3 million and to the other postretirement benefit plans is $9.7 million.
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
Investing Activities
During the first nine months of 2018 and 2017, we used $212.9 million and $180.4 million, respectively, of cash for company-funded and developer-funded utility plant expenditures. The 2018 budget estimates utility plant expenditures to be between $240.0 to $260.0 million. Annual expenditures fluctuate each year due to the availability of construction resources and our ability to obtain construction permits in a timely manner.
Financing Activities
Net cash provided by financing activities was $66.5 million during the first nine months of 2018 compared to $76.6 million of net cash provided by financing activities for the same period in 2017.
During the first nine months of 2018 and 2017, we borrowed $141.0 million and $185.0 million, respectively, on our unsecured revolving credit facilities. Repayments of unsecured revolving credit facilities borrowings during the first nine months of 2018 were $341.0 million and $87.0 million for the same period in 2017. We issued $300.0 million of floating rate First Mortgage Bonds on September 13, 2018 (see note 7) in a private placement and the proceeds were mainly used to pay down Cal Water's unsecured revolving credit facility. We also repaid $11.8 million of First Mortgage Bonds that matured in the first nine months of 2018.
The undercollected net WRAM and MCBA receivable balances were $60.0 million and $61.6 million as of September 30, 2018 and 2017, respectively. The undercollected balances were primarily financed by Cal Water using short-term and long-term financing arrangements to meet operational cash requirements. Interest on the undercollected balances, the interest recoverable from customers, is limited to the current 90-day commercial paper rates which is significantly lower than Cal Water’s short and long-term financing rates.
Short-term and Long-Term Financing
During the first nine months of 2018, we utilized cash generated from operations and borrowings on the unsecured revolving credit facilities to fund operations and capital investments. We did not sell Company common stock during the first nine months of 2018 and 2017. In future periods, management anticipates funding our utility plant needs through a relatively balanced approach between debt and equity.
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
As of September 30, 2018 and December 31, 2017, there were short-term borrowings of $75.1 million and $275.1 million, respectively, outstanding on the unsecured revolving credit facilities.
Given our ability to access our lines of credit on a daily basis, cash balances are managed to levels required for daily cash needs and excess cash is invested in short-term or cash equivalent instruments. Minimal operating levels of cash are maintained for Washington Water, New Mexico Water, and Hawaii Water.
Both short-term credit agreements contain affirmative and negative covenants and events of default customary for credit facilities of this type including, among other things, limitations and prohibitions relating to additional indebtedness, liens, mergers, and asset sales. Also, these unsecured credit agreements contain financial covenants governing the Company and its subsidiaries’ consolidated total capitalization ratio not to exceed 66.7% and an interest coverage ratio of three or more. As of September 30, 2018, we are in compliance with all of the covenant requirements and are eligible to use the full amount of our credit facilities.
Bond principal and other long-term debt payments were $12.5 million during the first nine months of 2018 and $2.8 million during the first nine months of 2017.
Long-term financing, which includes senior notes, other debt securities, and common stock, has typically been used to replace short-term borrowings and fund utility plant expenditures. On September 13, 2018, we issued $300.0 million of floating rate First Mortgage Bonds (see note 7) in a private placement to pay down Cal Water's unsecured revolving credit facility. Internally generated funds, after making dividend payments, provide positive cash flow, but have not been at a level to meet the needs of our utility plant expenditure requirements. Management expects this trend to continue given our utility plant expenditures plan for the next five years. Some utility plant expenditures are funded by payments received from developers for contributions in aid of construction or advances for construction. Funds received for contributions in aid of construction are non-refundable, whereas funds classified as advances in construction are generally refundable over 40 years. Management believes long-term financing is available to meet our cash flow needs through issuances in both debt and equity instruments.
Dividends
During the first nine months of 2018, our quarterly common stock dividend payments were $0.56250 per share compared to $0.5400 during the first nine months of 2017. For the full year 2017, the payout ratio was 51% of net income. On a long-term basis, our goal is to achieve a dividend payout ratio of 60% of net income accomplished through future earnings growth.
At the October 31, 2018 meeting, the Company's Board of Directors declared the fourth quarter dividend of $0.1875 per share payable on November 23, 2018, to stockholders of record on November 12, 2018. This was our 295th consecutive quarterly dividend.
2018 Financing Plan
We intend to fund our utility plant needs in future periods through a relatively balanced approach between long-term debt and equity. The Company and Cal Water have a syndicated unsecured revolving line of credit of $150.0 million and $300.0 million, respectively, for short-term borrowings. As of September 30, 2018, the Company’s and Cal Water’s availability on these unsecured revolving lines of credit was $74.9 million and $300.0 million, respectively.
Book Value and Stockholders of Record
Book value per common share was $14.81 at September 30, 2018 compared to $14.44 at December 31, 2017. There were approximately 1,910 stockholders of record for our common stock as of August 6, 2018.
Utility Plant Expenditures
During the first nine months of 2018, utility plant expenditures totaled $212.9 million for company-funded and developer-funded projects. The 2018 budget estimates company-funded utility plant expenditures to be between $240.0 and $260.0 million. The actual amount may vary from the budget number due to timing of actual payments related to current year and prior year projects. We do not control third-party-funded utility plant expenditures and therefore are unable to estimate the amount of such projects for 2018.
As of September 30, 2018, construction work in progress was $234.1 million compared to $195.3 million as of September 30, 2017. Work in progress includes projects that are under construction but not yet complete and placed in service.

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
Historically, approximately 46.5% of our annual water supply is pumped from wells. State groundwater management agencies operate differently in each state. Some of our wells extract ground water from water basins under state ordinances. These are adjudicated groundwater basins, in which a court has settled the dispute between landowners or other parties over how much annual groundwater can be extracted by each party. All of our adjudicated groundwater basins are located in the State of California. Our annual groundwater extraction from adjudicated groundwater basins approximates 6.8 billion gallons or 14.4% of our total annual water supply pumped from wells. Historically, we have extracted less than 100% of our annual adjudicated groundwater rights and have the right to carry forward up to 20% of the unused amount to the next annual period. All of our remaining wells extract ground water from managed or unmanaged water basins. There are no set limits for the ground water extracted from these water basins. Our annual groundwater extraction from managed groundwater basins approximates 28.0 billion gallons or 58.9% of our total annual water supply pumped from wells. Our annual groundwater extraction from unmanaged groundwater basins approximates 12.7 billion gallons or 26.7% of our total annual water supply pumped from wells. Most of the managed groundwater basins we extract water from have groundwater recharge facilities. We are required to pay well pump taxes to financially support these groundwater recharge facilities. Well pump taxes were $3.8 million and $3.6 million for the three months ended September 30, 2018 and 2017, respectively. For the nine months ended September 30, 2018 and 2017, well pump taxes were $10.9 million and $9.6 million, respectively. In 2014, the State of California enacted the Sustainable Groundwater Management Act of 2014. The law and its implementing regulations required most basins to select a sustainability agency by 2017, develop a sustainability plan by 2022, and show progress toward sustainability by 2027. We expect that in the future, groundwater will be produced mainly from managed and adjudicated basins.
California's normal weather pattern yields little precipitation between mid-spring and mid-fall. The Washington Water service areas receive precipitation in all seasons, with the heaviest amounts during the winter. New Mexico Water's rainfall is heaviest in the summer monsoon season. Hawaii Water receives precipitation throughout the year, with the largest amounts in the winter months. Water usage in all service areas is highest during the warm and dry summers and declines in the cool winter months. Rain and snow during the winter months in California replenish underground water aquifers and fill reservoirs, providing the water supply for subsequent delivery to customers. As of September 30, 2018, the State of California snowpack water content during the 2017-2018 water year is 79% of long-term averages (per the California Department of Water Resources, Northern Sierra Precipitation Accumulation report). In January of 2014, California's Governor Brown proclaimed a drought emergency and directed State officials to take all necessary actions to make water immediately available. On April 7, 2017, the Governor declared an end to the drought emergency in 54 of California’s 58 counties. Two of Cal Water's districts remain under a declared drought; these were areas where groundwater was impacted by five years of drought conditions. Management believes that supply pumped from underground aquifers and purchased from wholesale suppliers will be adequate to meet customer demand during 2018 and beyond. Long-term water supply plans are developed for each of our districts to help assure an adequate water supply under various operating and supply conditions. Some districts have unique challenges in meeting water quality standards, but management believes that supplies will meet current standards using current treatment processes.
On May 31, 2018, California's Governor Brown signed two bills (Assembly Bill 1668 and Senate Bill 606) into law that will establish long-term standards for water use efficiency. The bills revise and expand the existing urban water management plan requirements to include five year drought risk assessments, water shortage contingency plans, and annual water supply/demand assessments. By June 30, 2022, the California State Water Resources Control Board, in conjunction with the California Department of Water Resources, will establish long-term water use standards for indoor residential use, outdoor residential use, water losses and other uses. Cal Water will also be required to calculate and report on urban water use target by November 1, 2023 and each November 1 thereafter that compares actual urban water use to the target. Management believes that Cal Water is well-positioned to comply with all regulations required of utilities.

CONTRACTUAL OBLIGATIONS
Effective April 3, 2018, the City of Commerce has renewed a lease agreement for Cal Water to operate the City of Commerce’s water system for the next 15 years. Cal Water has operated the City of Commerce water system since 1985 and is responsible for all operations, maintenance, water quality assurance, and customer service programs to provide a reliable supply of water that meets federal and state standards to customers served by the City of Commerce system. The City of Commerce will remain responsible for financing infrastructure improvements and setting its customers’ water rates.
During the nine months ended September 30, 2018, there were no other material changes in contractual obligations outside the normal course of business.

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

Our management, with the participation of our CEO and our CFO, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2018. Based on that evaluation, we concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

(b) Changes to Internal Control over Financial Reporting
There was no change in our internal controls over financial reporting that occurred during the quarter ended September 30, 2018, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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
Item 5.
OTHER INFORMATION
The Company confirmed in a Form 8K filing on April 26, 2018 that it made a proposal to acquire San Jose Water Group (SJW) for $68.25 per share in an all-cash transaction valued at approximately $1.9 billion including the assumption of debt. The proposal represented a 20% premium to SJW’s closing stock price on April 25, 2018 and was rejected by the SJW Board of Directors.
During the second quarter of 2018, the Company began soliciting proxies in opposition to resolutions related to the pending merger between SJW and Connecticut Water Service, Inc. The Company also commenced a tender offer to acquire all outstanding shares of SJW for $68.25 per share in cash. The offer was scheduled to expire at 5:00 p.m., New York City time, on September 28, 2018.
After the close of business on Friday, August 10, 2018, the Company submitted a written all-cash proposal to the SJW Board of Directors to acquire 100% of the issued and outstanding SJW Shares for $70.00 per share in cash. The proposal was rejected by the SJW Board of Directors.
On August 17, 2018, the Company terminated its tender offer to acquire all outstanding shares of SJW for $68.25 per share in cash.

Item 6.
EXHIBITS

Exhibit	Description
4.0	The Company agrees to furnish upon request to the Securities and Exchange Commission a copy of each instrument defining the rights of holders of long-term debt of the Company

4.1
Sixty-First Supplemental Indenture dated as of September 13, 2018, between California Water Service Company and U.S. Bank National Association, as Trustee, covering Floating Rate First Mortgage Bonds due 2020, Series UUU.

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

CALIFORNIA WATER SERVICE GROUP
Registrant

November 1, 2018	By:	/s/ Thomas F. Smegal III
Thomas F. Smegal III
Vice President,
Chief Financial Officer and Treasurer