Form 10-K
period 2018-12-31
CALIFORNIA WATER SERVICE GROUP
filed 2019-02-28
CIK 1035201

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 of Section 15(d) of the Act. Yes ☐    No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232,405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒    No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant was $1,872 million on June 30, 2018, the last business day of the registrant's most recently completed second fiscal quarter. The valuation is based on the closing price of the registrant's common stock as traded on the New York Stock Exchange.
The Common stock outstanding at February 11, 2019 was 48,067,000 shares.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement for the California Water Service Group 2018 Annual Meeting are incorporated by reference into Part III hereof.

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
Factors which may cause actual results to be different than those expected or anticipated include, but are not limited to:

•	governmental and regulatory commissions' decisions, including decisions on proper disposition of property;

•	consequences of eminent domain actions relating to our water systems;

•	changes in regulatory commissions' policies and procedures;

•	the timeliness of regulatory commissions' actions concerning rate relief and other actions;

•	inability to renew leases to operate city water systems on beneficial terms;

•	changes in California State Water Resources Control Board water quality standards;

•	changes in environmental compliance and water quality requirements;

•	electric power interruptions;

•	housing and customer growth;

•	the impact of opposition to rate increases;

•	our ability to recover costs;

•	availability of water supplies;

•	issues with the implementation, maintenance or security of our information technology systems;

•	civil disturbances or terrorist threats or acts, or apprehension about the possible future occurrences of acts of this type;

•	the adequacy of our efforts to mitigate physical and cyber security risks and threats;

•	the ability of our enterprise risk management processes to identify or address risks adequately;

•	labor relations matters as we negotiate with the unions;

•	restrictive covenants in or changes to the credit ratings on current or future debt that could increase financing costs or affect the ability to borrow, make payments on debt, or pay dividends;

•	changes in customer water use patterns and the effects of conservation;

•	the impact of weather, climate, natural disasters, and diseases on water quality, water availability, water sales and operating results and the adequacy of our emergency preparedness; and

•	the risks set forth in "Risk Factors" included elsewhere in this annual report.
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
Overview
California Water Service Group is a holding company incorporated in Delaware in 1999 with six operating subsidiaries: California Water Service Company (Cal Water), New Mexico Water Service Company (New Mexico Water), Washington Water Service Company (Washington Water), Hawaii Water Service Company, Inc. (Hawaii Water), and CWS Utility Services and HWS Utility Services LLC (CWS Utility Services and HWS Utility Services LLC being referred to collectively in this annual report as Utility Services). Cal Water, New Mexico Water, Washington Water, and Hawaii Water are regulated public utilities. The regulated utility entities also provide some non-regulated services. Utility Services holds non-utility property and provides non-regulated services to private companies and municipalities outside of California. Cal Water was the original operating company and began operations in 1926.
Our business is conducted through our operating subsidiaries and we provide utility services to approximately two million people. The bulk of the business consists of the production, purchase, storage, treatment, testing, distribution and sale of water for domestic, industrial, public and irrigation uses, and for fire protection. In some areas we provide wastewater collections and treatment services, including treatment which allows water recycling. We also provide non-regulated water-related services under agreements with municipalities and other private companies. The non-regulated services include full water system operation, billing and meter reading services. Non-regulated operations also include the lease of communication antenna sites, lab services and promotion of other non-regulated services.
During the year ended December 31, 2018, there were no significant changes in the kind of products produced or services rendered by our operating subsidiaries, or in the markets or methods of distribution.
Our mailing address and contact information is:
California Water Service Group
1720 North First Street
San Jose, California 95112-4598
telephone number: 408-367-8200
www.calwatergroup.com
Annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports are available free of charge through our website at www.calwatergroup.com. The reports are available on our website as soon as reasonably practicable after such reports are filed with the SEC.
The content on any website referred to in this annual report is not incorporated by reference in this annual report unless expressly noted.
Regulated Business
California water operations are conducted by Cal Water, which provides service to approximately 486,900 customer connections in approximately 100 California communities through 20 separate districts, which are subject to regulation by the California Public Utilities Commission (CPUC). Cal Water operates two leased water systems, the City of Hawthorne and the City of Commerce, which are governed through their respective city councils and are outside of the CPUC's jurisdiction. California water operations accounted for approximately 94.1% of our total customer connections and of our total consolidated operating revenue.
Hawaii Water provides service to approximately 4,800 water and wastewater customer connections on the islands of Maui and Hawaii, including several large resorts and condominium complexes. Hawaii Water's regulated customer connections are subject to the jurisdiction of the Hawaii Public Utilities Commission (HPUC). Hawaii Water accounts for 0.9% of our total customer connections and approximately 3.5% of our total consolidated operating revenue.
Washington Water provides domestic water service to approximately 17,600 customer connections in the Tacoma and Olympia areas. Washington Water's utility operations are regulated by the Washington Utilities and Transportation Commission. Washington Water accounts for approximately 3.4% of our total customer connections and approximately 1.7% of our total consolidated operating revenue.

New Mexico Water provides service to approximately 8,200 water and wastewater customer connections in the Belen, Los Lunas, Indian Hills, and Elephant Butte areas in New Mexico. New Mexico's regulated operations are subject to the jurisdiction of the New Mexico Public Regulation Commission. New Mexico Water accounts for approximately 1.6% of our total customer connections and 0.7% of our total consolidated operating revenue.
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
We distribute and treat water and treat wastewater in accordance with accepted water utility methods. Where applicable, we hold franchises and permits in the cities and communities where we operate. The franchises and permits allow us to operate and maintain facilities in public streets and right-of-ways as necessary.
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
In October of 2011, an agreement was negotiated with the City of Hawthorne to lease and operate its water system. The system, which is located near the Hermosa Redondo district, serves about half of Hawthorne's population. The capital lease agreement required an up-front $8.1 million lease deposit to the city that is being amortized over the lease term. Additionally, annual lease payments will be adjusted based on changes in rates charged to customers. Under the lease, we are responsible for all aspects of system operation and capital improvements, although title to the system and system improvements reside with the city. Capital improvements are recorded as depreciable plant and equipment and depreciated per the asset lives set forth in the agreement. In exchange, we receive all revenue from the water system, which was $10.1 million, $10.0 million and $8.5 million in 2018, 2017, and 2016, respectively. At the end of the lease, the city is required to reimburse us for the unamortized value of capital improvements made during the term of the lease. The City of Hawthorne capital lease is a 15-year lease and expires in 2026.
In April of 2018, a renewal agreement was negotiated with the City of Commerce for us to continue to lease and to operate its water system for the next 15 years. Under the agreement, the operating lease requires us to pay $0.8 million per year in monthly installments. We have operated the City of Commerce water system since 1985 and are responsible for all operations, maintenance, water quality assurance, customer service programs, and financing capital improvements to provide a reliable supply of water that meets federal and state standards to customers served by the City of Commerce system. The City of Commerce will retain title to the system and system improvements and remain responsible for setting its customers’ water rates. We bear the risks of operation and collection of amounts billed to customers. In exchange, we receive all revenue from the water system, which was $3.0 million, $3.4 million, and $2.5 million in 2018, 2017, and 2016, respectively. The agreement allows us to request a rate change annually in order to recover costs.
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
Effective June 30, 2011, the CPUC adopted new rules related to the provision of non-regulated services using utility assets and employees. As a result, nearly all California non-regulated activities are now considered NTPS. The prescribed accounting for these NTPS is incremental cost allocation plus revenue sharing with regulated customers. Non-regulated services determined to be "active activities" require a 10% revenue sharing, and "passive activities" require a 30% revenue sharing. The amount of non-regulated revenues subject to revenue sharing is the total billed revenues less any authorized pass-through costs. Some examples of CPUC authorized pass-through costs are purchased water, purchased power, and pump taxes. All of our non-regulated services, except for leasing communication antenna sites on our properties, are "active activities" subject to a 10% revenue sharing. Leasing communication antenna sites on our properties are "passive activities" subject to a 30% revenue sharing. Cal Water's annual revenue sharing with regulated customers was $2.6 million, $2.2 million, and $2.1 million in 2018, 2017, and 2016, respectively.
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

(rounded to the nearest hundred)	2018	2017
SAN FRANCISCO BAY AREA/NORTH COAST
Bay Area Region (serving South San Francisco, Colma, Broadmoor, San Mateo, San Carlos, Lucerne, Duncans Mills, Guerneville, Dillon Beach, Noel Heights and portions of Santa Rosa)	55,800	55,700
Bear Gulch (serving portions of Menlo Park, Atherton, Woodside and Portola Valley)	18,900	18,900
Los Altos (including portions of Cupertino, Los Altos Hills, Mountain View and Sunnyvale)	19,000	19,000
Livermore	18,800	18,800
	112,500	112,400
SACRAMENTO VALLEY
Chico (including Hamilton City)	30,100	29,700
Oroville	3,600	3,600
Marysville	3,800	3,800
Dixon	3,000	2,900
Willows	2,400	2,400
	42,900	42,400
SALINAS VALLEY
Monterey Region (including Salinas and King City)	31,400	31,300
	31,400	31,300
SAN JOAQUIN VALLEY
Bakersfield	71,900	71,600
Stockton	44,200	44,000
Visalia	45,300	44,700
Selma	6,500	6,400
Kern River Valley	3,900	4,000
	171,800	170,700

(rounded to the nearest hundred)	2018	2017
LOS ANGELES AREA
East Los Angeles	26,800	26,800
Hermosa Redondo (serving Hermosa Beach, Redondo Beach and a portion of Torrance)	27,000	26,900
Dominguez (Carson and portions of Compton, Harbor City, Long Beach, Los Angeles and Torrance)	34,200	34,100
Los Angeles County Region (including Palos Verdes Estates, Rancho Palos Verdes, Rolling Hills Estates, Rolling Hills, Fremont Valley, Lake Hughes, Lancaster and Leona Valley)	25,600	25,600
Westlake (a portion of Thousand Oaks)	7,100	7,100
Hawthorne and Commerce (leased municipal systems)	7,600	7,600
	128,300	128,100
CALIFORNIA TOTAL	486,900	484,900
HAWAII	4,800	4,500
NEW MEXICO	8,200	8,100
WASHINGTON	17,600	16,800
COMPANY TOTAL	517,500	514,300
Rates and Regulation
The Commissions have plenary powers setting both rates and operating standards. As such, the Commissions' decisions significantly impact the Company's revenues, earnings, and cash flows. The amounts discussed herein are generally annual amounts, unless otherwise stated, and the financial impact to recorded revenue is expected to occur over a 12-month period from the effective date of the decision. In California, water utilities are required to make several different types of filings. Certain filings, such as General Rate Case (GRC) filings, escalation rate increase filings, and offset filings, may result in rate changes that generally remain in place until the next GRC. As explained below, surcharges and surcredits to recover balancing and memorandum accounts as well as GRC interim rate relief are temporary rate changes which have specific time frames for recovery.
The CPUC follows a rate case plan which requires Cal Water to file a GRC for each of its regulated operating districts every three years. In a GRC proceeding the CPUC not only considers the utility's rate setting requests, but may also consider other issues that affect the utility's rates and operations. The CPUC is generally required to issue its GRC decision prior to the first day of the test year or authorize interim rates. In accordance with the rate case plan, Cal Water filed its most recent GRC application in July of 2018 requesting rate changes effective January 1, 2020.
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
Regulatory Activity - California
2015 GRC Filing
On December 15, 2016, the CPUC voted to approve Cal Water's 2015 GRC settlement agreement. The approved decision, which was proposed by the presiding Administrative Law Judge in November 2016, authorized Cal Water to increase gross revenue by approximately $45.0 million starting on January 1, 2017, up to $17.2 million in 2018, up to $16.3 million in 2019, and up to $30.0 million upon completion and approval of the Company’s advice letter projects. The 2018 and 2019 revenue increases were subject to the CPUC’s earning test protocol.
The CPUC’s decision also authorized Cal Water to invest $658.8 million in water system improvements throughout California over the three-year period of 2016-2018 in order to continue to provide safe and reliable water to its customers. This figure included $197.3 million of water system infrastructure improvements that is be subject to the CPUC’s advice letter procedure.
2018 GRC Filing
On July 2, 2018, Cal Water filed a GRC requesting new water infrastructure investments of $828.5 million in accordance with the rate case plan for all of its regulated operating districts for the years 2019, 2020, and 2021. The CPUC will evaluate the new water infrastructure improvement investments along with operating budgets to establish water rates that reflect the actual cost of service. The required filing begins an approximately 18-month review process, with any changes in customer rates expected to become effective in 2020. Cal Water has proposed to the CPUC to increase revenues by $50.7 million, or 7.6%, in 2020; $31.5 million, or 4.4%, in 2021; and $33.0 million, or 4.4%, in 2022 as compared to the last authorized revenue. More than half of Cal Water’s proposed $828.5 million of new infrastructure improvements relate to its transmission and distribution pipeline replacement program, and all are necessary to enhance reliability, augment water supply, and upgrade aging water system infrastructure. The plans also reflect Cal Water's cost-control measures to reduce operating and administrative costs. The GRC involves litigation and potential settlement among Cal Water, the California Public Advocates Office, and other interested parties.
Cost of Capital Application
In April of 2017, Cal Water, along with three other water utilities, filed an application to adopt a new cost of capital and capital structure for 2018. On March 22. 2018, the CPUC adopted a revised decision in the cost of capital proceeding for Cal Water and three other water utilities for the years 2018, 2019, and 2020, establishing for Cal Water a 9.20% return on equity and a 5.51% cost of debt, with a capital structure of 46.60% long-term debt and 53.40% common equity, and an authorized return on rate base of 7.48%, compared with Cal Water’s prior return on equity of 9.43%, cost of debt of 6.24%, and authorized return on rate base of 7.94%. The adopted capital structure did not change. The adopted returns on debt and equity reduced Cal Water’s 2018 adopted revenue by approximately $6.9 million. The CPUC also authorized continuation of the water cost of capital adjustment mechanism, which provides for an adjustment in the return on equity if the cost of long-term debt as defined by an index of utility debt rates varies from the most recent index by 100 basis points or more in 2019 and 2020.
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
For the first six months of 2018, Cal Water recorded a $2.8 million reduction to revenue with a corresponding regulatory liability due to the CoC MA.
2018 Tax Accounting Memorandum Account (TAMA)
On December 22, 2017, the CPUC sent a letter to All Class A and B Water and Sewer Utilities on the subject of “Changes in Federal Tax Rates for 2018.” The CPUC required Cal Water to establish a memorandum account to track the impact of the TCJA on Cal Water. The TAMA will track the revenue requirement impact of the TCJA not otherwise reflected in rates from January 1, 2018 until current rates are modified to reflect all impacts of the TCJA. The Hawaii Water, Washington Water, and New Mexico Water Commissions have similar requirements to track the impact of the changes to the federal tax law. For 2018, the Company recorded a $5.0 million reduction to revenue with a corresponding regulatory liability due to the changes required by the TCJA.
In May of 2018, Cal Water submitted an advice letter to adopt the new federal corporate income tax rate in customer rates. The annual adopted gross revenue reduction associated with the May 2018 filing was $11.1 million. The new rates became effective on July 1, 2018.
Escalation Increase Requests
As a part of the decision on the 2015 GRC, Cal Water was authorized to request annual escalation rate increases for 2018 and 2019 for those districts that passed the earnings test. In November of 2017, Cal Water requested escalation rate increases for 2018 in all of its regulated districts. The annual adopted gross revenue associated with the November 2017 filing was $15.9 million. The new rates became effective on January 1, 2018.
In November of 2018, Cal Water requested escalation rate increases for 2019 in all of its regulated districts. The annual adopted gross revenue associated with the November 2018 filing was $16.2 million. The new rates became effective on January 1, 2019.
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
In November of 2018, Cal Water submitted advice letters to request offsets for increases in purchased water costs and pump taxes in five of its regulated districts totaling $2.0 million. The new rates became effective on January 1, 2019.
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
In November of 2018, Cal Water submitted advice letters to recover $0.2 million of annual revenue increases for rate base offsets in four of its regulated districts. The new rates are expected to become effective on April 15, 2019.
WRAM/MCBA Filings
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
Drought Memorandum Account
In March of 2018, Cal Water submitted an advice letter to request recovery of 2016 and 2017 incremental drought expenses of $3.3 million. On January 10, 2019, the Commission approved Cal Water's request for recovery of the $3.3 million of incremental expenses; subsequently, Cal Water submitted an advice letter on January 15, 2019 to implement a surcharge to recover the incremental expenses from customers. The new rates are expected to become effective on April 15, 2019.
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
The proceeds from the settlement, after payment of the legal fees, was $56.0 million and will be used to reimburse a portion of the capital costs associated with Cal Water’s remediation efforts related to such alleged TCP contamination. As of December 31, 2018, Cal Water has used $43.9 million of the proceeds on remediation efforts related to the alleged TCP contamination. Under the terms of the Agreement, the PRPs are released from all claims regarding 47 of the 57 total claimed wells, and Cal Water agrees to file a dismissal with prejudice of the TCP Action. The PRPs are also released from future claims regarding TCP contamination of any other wells, unless and until Cal Water has installed granular activated carbon filtration systems or other then-approved State treatment technology for TCP on, or replaced, 36 wells due to TCP contamination.
Travis Air Force Base
On September 29, 2016, Cal Water entered into a 50-year agreement with the U.S. Department of Defense to acquire the water distribution assets of and distribute water to most of Travis Air Force Base (TAFB) beginning in 2018. On May 31, 2017, Cal Water submitted an application to the CPUC seeking approval to distribute water service to most of the base and to establish rates for its service.
On December 13, 2018, the CPUC conditionally approved Cal Water’s request to own and operate the TAFB water system as a regulated water utility district. Approval was conditioned upon modifying the contract between Cal Water and the Department of Defense to more clearly assert the CPUC’s jurisdiction over a new Travis District. In January of 2019, Cal Water fulfilled the condition by submitting a contract amendment that was approved by the CPUC. The decision enables Cal Water to acquire the water distribution assets of TAFB from the U.S. Department of Defense and provide water utility service to the base for a term of 50 years. Subject to the terms of the contract with the Department of Defense and the CPUC decision, Cal Water will begin serving TAFB’s more than 15,000 active and reserve personnel and civilians in 2019. The CPUC will regulate water rates, rules, and tariffs for the system as part of Cal Water’s normal three-year rate case cycle.
Lead Service Line Memorandum Account (LSL MA)
On September 27, 2016, the Governor signed Senate Bill No. 1398 (SB 1398) which added Section 116885 to the Health and Safety Code. The new section stipulates that water systems compile an inventory of known lead service lines used in their distribution systems and identify areas that may have lead service lines used in its distribution system by July 1, 2018. After completing the inventory, the bill also requires water systems provide a timeline for replacement of those known lead service lines to the State Water Resources Control Board (SWRCB). For those that may have lead service lines, the bill requires water systems to either determine the existence or absence thereof by July 1, 2020, and provide that information to the SWRCB or provide a replacement timeline for those service lines whose lead content cannot be determined. Approval of the timeline rests with the SWRCB. Cal Water met the July 1, 2018 reporting deadline where it described 52% of its service lines were identified as not containing lead and the remaining 48% unknown. In order to meet the July 1, 2020 deadline, Cal Water needs to determine if the remaining 48% of service lines contain lead. If the absence of lead cannot be determined, plans must be made to replace the line pursuant to the requirements in SB 1398. A significant amount of field research is needed to meet the 2020 reporting deadline. To that end, in December of 2018, Cal Water submitted an advice letter that established the LSL MA, which gives Cal Water the opportunity to recover costs associated with this effort. Granted by the CPUC in January of 2019, the LSL MA will track all incremental expenses associated with studying and potentially replacing lead service lines for the benefit of Cal Water’s customers.
Regulatory Activity - Other States
2017 Waikoloa (Hawaii Water) GRC Filings
In December of 2017, Hawaii Water filed GRC applications requesting an additional $3.8 million in annual revenues for its Waikoloa Village and Resort Systems with the Hawaii Public Utilities Commission. The GRCs seek recovery of capital investments in the Waikoloa Village and Waikoloa Resort Systems as well as increases in operating expenses since the previous rate case. On January 1, 2019, the HPUC authorized Waikoloa Village rate increases of $0.8 million for 2019 and $0.1 million for 2020. On January 7, 2019, the HPUC authorized Waikoloa Resort rate increases of $0.8 million for 2019, $0.8 million for 2020, and $0.1 million for 2021.
2018 Washington Water GRC Filing
On July 2, 2018, Washington Water submitted a GRC application to the Washington Utilities and Transportation Commission (UTC) to increase revenues to cover the higher costs of providing a reliable, high-quality water supply. The application requested an increase of $1.6 million in annual revenue, which is an increase of 13.8% over 2017 revenue. Washington Water requested recovery for numerous water system upgrades and additions that Washington Water had made since its last GRC, which include new pumping equipment, water treatment facilities, wells, water mains, and new storage. Increases in operating costs are also a factor in the proposed increase. The application reflected increases in materials, equipment, depreciation expense due to the addition of new facilities, and increases in employee wages and health care costs. The UTC authorized an annual rate increase of $1.1 million on November 1, 2018 and the new rates became effective on December 1, 2018.
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
Historically, approximately half of our annual water supply is pumped from wells. State groundwater management agencies operate differently in each state. Some of our wells extract ground water from water basins under state ordinances. These are adjudicated groundwater basins, in which a court has settled the dispute between landowners or other parties over how much annual groundwater can be extracted by each party. All of our adjudicated groundwater basins are located in the State of California. Our annual groundwater extraction from adjudicated groundwater basins approximates 6.8 billion gallons or 14.0% of our total annual water supply pumped from wells. Historically, we have extracted less than 100% of our annual adjudicated groundwater rights and have the right to carry forward up to 20% of the unused amount to the next annual period. All of our remaining wells extract ground water from managed or unmanaged water basins. There are no set limits for the ground water extracted from these water basins. Our annual groundwater extraction from managed groundwater basins approximates 29.1 billion gallons or 59.4% of our total annual water supply pumped from wells. Our annual groundwater extraction from unmanaged groundwater basins approximates 13.1 billion gallons or 26.6% of our total annual water supply pumped from wells. Most of the managed groundwater basins we extract water from have groundwater recharge facilities. We are required to pay well pump taxes to financially support these groundwater recharge facilities. Our well pump taxes for 2018, 2017, and 2016 were $14.7 million, $13.9 million, and $11.3 million, respectively. In 2014, the State of California enacted the Sustainable Groundwater Management Act of 2014. The law and its implementing regulations require most basins to select a sustainability agency by 2017, develop a sustainability plan by 2022, and show progress toward sustainability by 2027. We expect that in the future, groundwater will be produced mainly from managed and adjudicated basins.
California's normal weather pattern yields little precipitation between mid-spring and mid-fall. The Washington Water service areas receive precipitation in all seasons, with the heaviest amounts during the winter. New Mexico Water's rainfall is heaviest in the summer monsoon season. Hawaii Water receives precipitation throughout the year, with the largest amounts in the winter months. Water usage in all service areas is highest during the warm and dry summers and declines in the cool winter months. Rain and snow during the winter months in California replenish underground water aquifers and fill reservoirs, providing the water supply for subsequent delivery to customers. As of February 5, 2019, the State of California snowpack water content during the 2018-2019 water year is 111% of long-term averages (per the California Department of Water Resources, Northern Sierra Precipitation Accumulation report). The northern Sierra region is the most important for the state’s urban water supplies. The central and southern portions of the Sierras also have recorded 128% and 133%, respectively, of long-term averages. Management believes that supply pumped from underground aquifers and purchased from wholesale suppliers will be adequate to meet customer demand during 2019 and beyond. Long-term water supply plans are developed for each of our districts to help assure an adequate water supply under various operating and supply conditions. Some districts have unique challenges in meeting water quality standards, but management believes that supplies will meet current standards using current treatment processes.
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

The following table shows the estimated quantity of water purchased and the percentage of purchased water to total water production in each California operating district that purchased water in 2018. Other than noted below, all other districts receive 100% of their water supply from wells.

District	Water Purchased (MG)	Percentage of Total Water Production	Source of Purchased Supply
SAN FRANCISCO BAY AREA/NORTH COAST
Bay Area Region*	6,856	99%	San Francisco Public Utilities Commission and Yolo County Flood Control & Water Conservation District
Bear Gulch	3,834	99%	San Francisco Public Utilities Commission
Los Altos	2,464	61%	Santa Clara Valley Water District
Livermore	1,815	70%	Alameda County Flood Control and Water Conservation District, Zone 7
SACRAMENTO VALLEY
Oroville	766	95%	Pacific Gas and Electric Co. and County of Butte
SAN JOAQUIN VALLEY
Bakersfield	10,064	49%	Kern County Water Agency and City of Bakersfield
Stockton	7,126	93%	Stockton East Water District
LOS ANGELES AREA
East Los Angeles	1,578	34%	Central Basin Municipal Water District
Dominguez	10,232	84%	West Basin Municipal Water District and City of Torrance
City of Commerce	111	17%	Central Basin Municipal Water District
Hawthorne	924	69%	West Basin Municipal Water District
Hermosa Redondo	3,417	95%	West Basin Municipal Water District
Los Angeles County Region**	5,807	97%	West Basin Municipal Water District and Antelope Valley-East Kern Water Agency
Westlake	2,482	100%	Calleguas Municipal Water District and Oak Park Water Service
Kern River Valley	45	16%	City of Bakersfield
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
Purchases for the Los Altos, Livermore, Oroville, Redwood Valley, Stockton, and Bakersfield districts are pursuant to long-term contracts expiring on various dates after 2018. The water supplies purchased for the Dominguez, East Los Angeles, Hermosa Redondo, Palos Verdes, and Westlake districts as well as the Hawthorne and Commerce systems are provided by public agencies pursuant to a statutory obligation of continued non-preferential service to purveyors within the agencies' boundaries. Purchases for the Bayshore and Bear Gulch districts are in accordance with long-term contracts with the San Francisco Public Utilities Commission (SFPUC) until June 30, 2034.

Management anticipates water supply contracts will be renewed as they expire though the price of wholesale water purchases is subject to pricing changes imposed by the various wholesalers.
Shown below are wholesaler price rates and increases that became effective in 2018 and estimated wholesaler price rates and percent changes for 2019. In 2018, several districts experienced purchased water rate increases, resulting in the filing of several purchased water offsets.

		2018			2019
	Effective Month		Percent Change	Effective Month		Percent Change
District		Unit Cost			Unit Cost
Antelope	January	$560.00 /af	7.5%	January	$602.00 /af	7.5%
Bakersfield(1)	July	$169.00 /af	2.4%	July	$169.00 /af	—
Bear Gulch	July	$4.10 /ccf	—	July	$4.10 /ccf	—
Commerce(2)	July	$1,150.00 /af	5.3%	January	$1,185.00 /af	3.0%
Dominguez(2)	July	$1,354.00 /af	1.7%	January	$1,385.00 /af	2.3%
East Los Angeles(2)	July	$1,150.00 /af	5.3%	January	$1,185.00 /af	3.0%
Hawthorne(2)	July	$1,354.00 /af	1.7%	January	$1,385.00 /af	2.3%
Hermosa Redondo(2)	July	$1,354.00 /af	1.7%	January	$1,385.00 /af	2.3%
Livermore	January	$2.04 /ccf	(20.0)%	January	$2.01 /ccf	(1.5)%
Los Altos	July	$1,289.00 /af	1.1%	July	$1,289.00 /af	—
Oroville(2)	April	$178,829.04 /yr	2.2%	April	$178,829.04 /yr	—
Palos Verdes(2)	July	$1,354.00 /af	1.7%	January	$1,385.00 /af	2.3%
Mid-Peninsula	July	$4.10 /ccf	—	July	$4.10 /ccf	—
Redwood Valley	April	$65.94 /af	—	April	$65.94 /af	—
South San Francisco	July	$4.10 /ccf	—	July	$4.10 /ccf	—
Stockton	April	$1,059,796.50 /mo	(0.7)%	April	$1,059,796.50 /mo	—
Westlake	January	$1,375.00 /af	5.8%	January	$1,423.00 /af	3.5%
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
Our water business is seasonal in nature. Weather conditions can have a material effect on customer usage. Customer demand for water generally is lower during the cooler and rainy winter months. Demand increases in the spring when warmer weather returns and the rains end, and customers use more water for outdoor purposes such as landscape irrigation. Warm temperatures during the generally dry summer months result in increased demand. Water usage declines during the fall as temperatures decrease and the rainy season begins. During years in which precipitation is especially heavy or extends beyond the spring into the early summer, customer demand can decrease from historic normal levels, generally due to reduced outdoor water usage. Likewise, an early start to the rainy season during the fall can cause a decline in customer usage. As a result, seasonality of water usage has a significant impact on our cash flows from operations and borrowing on our short-term facilities.
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
Impact of Climate Change Legislation and Regulation
Our operations depend on power provided by other public utilities and, in emergencies, power generated by our portable and fixed generators. If future legislation limits emissions from the power generation process, our cost of power may increase. Any increase in the cost of power will be passed along to our California customers through the MCBA or included in our cost of service paid by our customers as requested in our GRC filings.
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
Security at Company Facilities
Due to terrorism and other risks, we have heightened security at our facilities and have taken added precautions to protect our employees and the water delivered to customers. In 2002, federal legislation was enacted that resulted in new regulations concerning security of water facilities, including submitting vulnerability assessment studies to the federal government. We have complied with regulations issued by the U.S. Environmental Protection Agency (EPA) pursuant to federal legislation concerning vulnerability assessments and have made filings to the EPA as required. In addition, communication plans have been developed as a component of our procedures. While we do not make public comments on our security programs, we have been in contact with federal, state, and local law enforcement agencies to coordinate and improve our water delivery systems' security.
Quality of Water Supply
Our operating practices are designed to produce potable water in accordance with accepted water utility practices. Water entering the distribution systems from surface sources is treated in compliance with federal and state Safe Drinking Water Act (SDWA) standards. Most well supplies are chlorinated or chloraminated for disinfection. Water samples from each water system are analyzed on a regular, scheduled basis in compliance with regulatory requirements. We operate a state-certified water quality laboratory at the San Jose Customer Support Services Office that provides testing for most of our California operations. Certain tests in California are contracted with independent certified labs qualified under the Environmental Laboratory Accreditation Program. Local independent state certified labs provide water sample testing for the Washington, New Mexico and Hawaii operations.
In recent years, federal and state water quality regulations have resulted in increased water sampling requirements. The SDWA continues to be used to monitor and regulate additional potential contaminants to address public health concerns. The State of California has continued to adopt new water quality regulations which may be in addition to those adopted by the EPA. We monitor water quality standard changes and upgrade our treatment capabilities to maintain compliance with the various regulations.
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
Employees
At December 31, 2018, we had 1,184 employees, including 51 at Washington Water, 46 at Hawaii Water, and 16 at New Mexico Water. In California, most non-supervisory employees are represented by the Utility Workers Union of America, AFL-CIO, except certain engineering and laboratory employees who are represented by the International Federation of Professional and Technical Engineers, AFL-CIO.
At December 31, 2018, we had 751 union employees. In January 2015, the Company negotiated a six-year contract. Wage increases for both unions in 2015, 2016, and 2017 was 3.25%, 2.75%, and 2.75%, respectively. For 2018, 2019, and 2020, union wage changes were tied to the changes in the Consumer Price Index (CPI) for Los Angeles, Riverside, and Orange County.  In the

event an annual wage increase is determined to be greater than 3.25% or less that 2.0%, either party may request to re-open negotiations for wages only.  Such notice must be served on the other party no later than 60 days after the publication of such CPI data. In 2018, the applicable CPI was 3.1%. Union wages were increased 3.1% for all union employees. The applicable CPI published in October of 2018 was 3.9%. The union requested to re-open wage negotiations due to increases in the 2018 CPI index above 3.25%. The Company and both unions negotiated an agreement for the 2019 and 2020 wage increases whereby the base pay for all employees was increased by 3.4% (the CPI for the Western US) effective January 1, 2019. In addition, the agreement established three regions for pay purposes (Region 1, Region 2, and Region 3). Employees in Region 2 will receive the 3.4% increase in base pay, plus a regional differential of 0.5% added to their pay (based on the CPI for the Los Angeles area) Employees in Region 3 will receive the 3.4% increase in base pay, plus a 0.9% regional differential (based on the CPI for the San Francisco area). For 2020, we will follow this same methodology to determine the base pay increase for all union positions (i.e. Region 1), plus the applicable regional differential for Region 2 and Region 3. The current agreement with the unions is effective through 2020. Management believes that it maintains good relationships with the unions.
In 2018, Hawaii Water employees voted to unionize in the fourth quarter of 2018. The Company and union representatives are in the process of negotiating a contract.
Employees at Washington Water and New Mexico Water are not represented by unions.
Executive Officers of the Registrant

Name	Positions and Offices with California Water Service Group	Age
Martin A. Kropelnicki (1)	President and Chief Executive Officer since September 1, 2013. Formerly, President and Chief Operating Officer (2012-2013), Chief Financial Officer and Treasurer (2006-2012), served as Chief Financial Officer of Power Light Corporation (2005-2006), Chief Financial Officer and Executive Vice President of Corporate Services of Hall Kinion and Associates (1997-2004), Deloitte & Touche Consulting (1996-1997), held various positions with Pacific Gas & Electric (1989-1996).	52
Thomas F. Smegal III (2)	Vice President, Chief Financial Officer and Treasurer since October 1, 2012. Formerly, Vice President, Regulatory Matters and Corporate Relations (2008-2012), Manager of Rates (2002-2008), Regulatory Analyst (1997-2002), served as Utilities Engineer at the California Public Utilities Commission (1990-1997).	51
Paul G. Townsley (2)	Vice President of Corporate Development and Chief Regulatory Matters Officer effective January 1, 2019. Formerly Vice President of Rates and Regulatory Matters (2013-2018), Divisional Vice President, Operations and Engineering for EPCOR Water USA (2012-2013), served as President of American Water Works Company subsidiaries in Arizona, New Mexico, and Hawaii (2007-2012), served as American Water Works Company's President, Western Region (2002-2007), held various other positions with Citizens Utilities Company (1982-2002).	61
Robert J. Kuta (2)	Vice President of Engineering and Chief Water Quality and Environmental Compliance Officer effective January 1, 2019. Formerly Vice President of Engineering (2015-2018), Senior Vice President of Operations Management Services, Water, Environmental and Nuclear markets for CH2M Hill (2006 to 2015), served as Western Region Vice President of Service Delivery and President of Arizona American Water Company (2001 to 2005), and held various management positions at Citizens Water Resource Company, Chaparral City Water Company, and Spring Creek Utilities (1993 to 2001).	54
Michael B. Luu (2)	Vice President of Customer Service and Chief Information Officer since January 1, 2017. Formerly Vice President of Customer Service and Information Technology (2013-2016), Acting California Water Service Company District Manager, Los Altos (2012-2013), Director of Information Technology (2008-2012), CIS Development Manager (2005-2008), held various other positions with California Water Service Company since 1999.	39
Timothy D. Treloar (2) (3)	Vice President of Water Quality and Chief Utility Operations Officer since January 1, 2017. Formerly Vice President of Operations and Water Quality (2013-2016), Director of Water Quality (2013), California Water Service Company District Manager, Bakersfield (2002-2013), Assistant District Manager (1997-2002), General Superintendent (1994-1997).	61
Ronald D. Webb (2)	Vice President of Human Resources since August 11, 2014. Formerly Managing Director, Human Resources Partner for United Airlines (2006-2014), served as Vice President of Human Resources for Black & Decker Corporation (1995-2005), Human Resource Manager for General Electric Company (1990-1994), and held various labor relations positions for National Steel and Shipbuilding Company (1982-1989).	62

Name	Positions and Offices with California Water Service Group	Age
Lynne P. McGhee (2)	Vice President and General Counsel since January 1, 2015. Formerly Corporate Secretary (2007-2014), Associate Corporate Counsel (2003-2014), and served as a Commissioner legal advisor and staff counsel at the California Public Utilities Commission (1998-2003).	54
David B. Healey (2)	Vice President, Corporate Controller and Assistant Treasurer since January 1, 2015. Formerly Corporate Controller and Assistant Treasurer (2012-2014), Director of Financial Reporting (2009-2012), served as Subsidiary Controller for SunPower Corporation (2005-2009), Corporate Controller for Hall, Kinion & Associates, Inc. (1997-2005), held various other positions with Pacific Gas & Electric Company (1985-1997).	62
Shannon C. Dean (2)	Vice President of Corporate Communications & Community Affairs since January 1, 2015. Formerly Director of Corporate Communications (2000-2014), held various corporate communications, government and community relations for Dominguez Water Company (1991-1999).	51
Gerald A. Simon (2)
Vice President, Chief Safety, Security, and Emergency Preparedness Officer effective January 1, 2019. Formerly Chief Safety and Emergency Preparedness Officer (2016-2018), Director of Safety and Emergency Services (2015), Emergency Services Manager (2014), Emergency Services Coordinator (2013), served as Fire Chief for Oakland, CA (2008-2011) and (1999-2004), Fire Chief for Fort Lauderdale, FL (2006-2007), Fire Chief for Union City, CA (2005-2006), Fire Chief for Santa Clara, CA (1993-1999) held various other positions at Santa Clara Fire Department (1976-1999), and Fire Services Consultant (1985-2015).
		64
Michelle R. Mortensen (2)	Corporate Secretary since January 1, 2015. Formerly Assistant Corporate Secretary (2014), Treasury Manager (2012-2013), Assistant to the Chief Financial Officer (2011), Regulatory Accounting Manager (2008-2010), held various accounting positions at Piller Data Systems (2006-2007), Hitachi Global Storage (2005), Abbot Laboratories (1998-2004), and Symantec (1998-2001).	44
Elissa Y. Ouyang (2)	Chief Procurement and Lead Continuous Improvement Officer since March 1, 2016. Formerly, Interim Procurement Director (2013-2016), Acting District Manager - Los Altos (2013), Interim Vice President of Information Technology (2012-2013), Director of Information Technology - Architecture and Security (2008-2012), Business Application Manager (2003-2007), Project Lead/Senior Developer (2001-2003), held various business consulting positions at KPMG Consulting/BearingPoint (1998-2001), and RR Donnelley (1996-1998).	50
_______________________________________________________________________________

(1)
Holds the same position with California Water Service Company, CWS Utility Services, Hawaii Water Service Company, Inc., and New Mexico Water Service Company; Chief Executive Officer of Washington Water Service Company.

(2)	Holds the same position with California Water Service Company, CWS Utility Services, Hawaii Water Service Company, Inc., New Mexico Water Service Company, and Washington Water Service Company.

(3)	Scheduled to retire on April 1, 2019.
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
Our evaluation of the probability of recovery of regulatory assets is subject to adjustment by regulatory agencies and any such adjustment could adversely affect our results of operations and financial condition.
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
If we determine that assets are no longer used or useful for utility operations, we may remove them from our rate base and subsequently sell those assets with any gain on sales accruing to the stockholders, subject to certain conditions. If the Commissions disagree with our characterization, there is a risk that the Commissions could determine that realized appreciation in property value should be awarded to customers rather than our stockholders.
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
Our water and wastewater services are governed by various federal and state environmental protection, health and safety laws and regulations. These provisions establish criteria for drinking water and for discharges of water, wastewater and airborne substances. The EPA, state water quality regulators, and other state regulatory authorities promulgate numerous nationally and locally applicable standards, including maximum contaminant levels (MCLs) for drinking water. We believe we are currently in compliance with all of the MCLs promulgated to date. Although we have a rigorous water quality assurance program in place, we cannot guarantee that we will continue to comply with all standards. If we violate any federal or state regulations or laws governing health and safety, we could be subject to substantial fines or otherwise sanctioned.
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
Legislation and regulation designed to mitigate or adapt to climate change may impact our operations.
Future legislation or regulation regarding climate change may restrict our operations or impose new costs on our business. Our operations depend on power provided by other public utilities and, in emergencies, power generated by our portable and fixed generators. If future legislation or regulation limits emissions from the power generation process, our cost of power may increase. Any increase in the cost of power will be passed along to our California customers through the MCBA or included in our cost of service paid by our customers as requested in our GRC filings in California.
Starting January 1, 2010, under the California Environmental Quality Act (CEQA), all capital projects of a certain type (primarily wells, tanks, major pipelines and treatment facilities) require mitigation of greenhouse gas emissions. The cost to prepare the CEQA documentation and permit will add an estimated ten thousand dollars to such capital projects. This cost will be included in our capital cost and added to our rate base, which will be requested to be paid for by our customers. Any increase in the operating cost of the facilities will also be included in our cost of service paid by our customers as requested in our GRC filings. Although we would likely seek permission to recover these costs through rate increases, we can give no assurance that the CPUC would approve rate increases to enable us to recover these additional compliance costs.
Cap and trade regulations were implemented in California in 2012 with the goal of reducing emissions to 1990 levels by the year 2020. Although we would likely seek permission to recover these costs through rate increases, we can give no assurance that the CPUC would approve rate increases to enable us to recover these additional compliance costs.
We have been party to a toxic contamination lawsuit which could result in us paying damages not covered by insurance.
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
We depend on an adequate water supply to meet the present and future needs of our customers. Whether we have an adequate supply varies depending upon a variety of factors, many of which are partially or completely beyond our control, including:

•	the amount of rainfall;

•	the amount of water stored in reservoirs;

•	underground water supply from which well water is pumped;

•	availability from water wholesalers;

•	changes in the amount of water used by our customers;

•	water quality and availability of appropriate treatment technology;

•	legal limitations on water use such as rationing restrictions during a drought;

•	changes in prevailing weather patterns and climate; and

•	population growth.
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
The cost to obtain water for delivery to our customers varies depending on the sources of supply, wholesale suppliers' prices, the quality of water required to be treated and the quantity of water produced to fulfill customer water demand. Our source of supply varies among our operating districts. Certain districts obtain all of their supply from wells; some districts purchase all of the supply from wholesale suppliers; and other districts obtain the supply from a combination of wells and wholesale suppliers. A small portion of supply comes from surface sources and is processed through Company-owned water treatment plants. On average, slightly more than half of the water we deliver to our customers is pumped from wells or received from a surface supply with the remainder purchased from wholesale suppliers. Water purchased from suppliers usually costs us more than surface supplied or well pumped water. The cost of purchased water for delivery to customers represented 35.2% and 35.0% of our total operating costs in 2018 and 2017, respectively. Water purchased from suppliers will require renewal of our contracts upon expiration and may result in significant price increases under any such renewed contracts.
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
Purchased power is a significant operating expense. During 2018 and 2017, purchased power expense represented 5.3% and 5.1%, respectively, of our total operating costs. These costs are beyond our control and can change unpredictably and substantially as occurred in California during 2001 when rates paid for electricity increased 48%. As with purchased water, purchased power costs are included in the MCBA. Cash flows between rate filings may be adversely affected until the Commission authorizes a rate change, but earnings will be minimally impacted. Cost of chemicals used in the delivery of water is not an element of the MCBA, and therefore, variances in quantity or cost could impact the results of operations.
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
As a holding company, we conduct substantially all of our operations through our subsidiaries and our only significant assets are investments in those subsidiaries. 94.1% of our revenues are derived from the operations of California Water Service Company. As a result, we are dependent on cash flow from our subsidiaries, and California Water Service Company in particular, to meet our obligations and to pay dividends on our common stock.
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
Any of these transactions could involve numerous additional risks, including one or more of the following:

•	problems integrating the acquired operations, personnel, technologies, physical and cyber security processes, or products with our existing businesses and products;

•	liabilities inherited from the acquired companies' prior business operations;

•	diversion of management time and attention from our core business to the acquired business;

•	failure to retain key technical, management, sales and other personnel of the acquired business;

•	difficulty in retaining relationships with suppliers and customers of the acquired business; and

•	difficulty in obtaining required regulatory approvals.
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
Our billed revenues and cash flows from operations will decrease if a significant business or industrial customer terminates or materially reduces its use of our water. Approximately $164.3 million, or 24.3%, of our 2018 water utility revenues was derived from business and industrial customers. However, if any of our large business or industrial customers in California reduce or cease its consumption of our water, the impact to net operating income would be minimal to our operations due to the WRAM and MCBA, but could impact our cash flows. In Hawaii, we serve a number of large resorts which if their water usage was reduced or ceased could have a material impact to our Hawaii operation. The delay between such date and the effective date of the rate relief may be significant and could adversely affect our operating results and cash flows.
Natural disasters, climate change, and other factors may change the population in our service areas.
In the event that some outside factor such as a wildfire, flood, changed climate pattern, or change in the local economy reduces or eliminates our customer base in a service area, we could face unrecoverable costs. In those circumstances the remaining customers might not be able to pay for the operating costs or capital costs of the water system. The company may not be able to recover capital costs of property which is no longer used and useful in utility service. Although we would likely seek permission to recover these costs through rate increases on remaining customers or in statewide rates, we can give no assurance that the Commissions would approve rate increases to enable us to recover these costs.
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
At December 31, 2018, 751 of our 1,184 total employees were union employees. Most of our unionized employees are represented by the Utility Workers Union of America, AFL-CIO, except certain engineering and laboratory employees who are represented by the International Federation of Professional and Technical Engineers, AFL-CIO.
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
Although we own facilities in a number of states, over 94.1% of our operations are located in California. As a result, we are largely subject to weather, political, water supply, labor, energy cost, regulatory and economic risks affecting California.
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
The effects of natural disasters, attacks by third parties, pandemics, or poor water quality or contamination to our water supply may result in disruption in our services and litigation which could adversely affect our business, operating results and financial condition.
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
Our water supplies are subject to contamination, including contamination from the development of naturally-occurring compounds, chemicals in groundwater systems, pollution resulting from man-made sources, such as MTBE, sea water incursion and possible third-party attacks, including physical attacks, terrorist attacks, and cyber attacks. If our water supply is contaminated, we may have to interrupt the use of that water supply until we are able to substitute the flow of water from an uncontaminated water source. In addition, we may incur significant costs in order to treat the contaminated source through expansion of our current treatment facilities, or development of new treatment methods. If we are unable to substitute water supply from an uncontaminated water source, or to adequately treat the contaminated water source in a cost-effective manner, there may be an adverse effect on our revenues, operating results and financial condition. The costs we incur to decontaminate a water source or an underground water system could be significant and may not be recoverable in rates. We could also be held liable for consequences arising out of human exposure to hazardous substances in our water supplies or other environmental damage. For example, private plaintiffs have the right to bring personal injury or other toxic tort claims arising from the presence of hazardous substances in our drinking water supplies. Our insurance policies may not be sufficient to cover the costs of these claims.
We operate a dam. If the dam were to fail for any reason, we would lose a water supply and flooding likely would occur. Whether or not we were responsible for the dam's failure, we could be sued. We can give no assurance that we would be able to successfully defend such a suit.
In light of the threats to the nation's health and security ensuing in the wake of the September 11, 2001 terrorist attacks, we have taken steps to increase security measures at our facilities and heighten employee awareness of threats to our water supply, to protect against third-party attacks, including physical attacks, terrorist attacks and cyber attacks. We have also tightened our security measures regarding the delivery and handling of certain chemicals used in our business. We have and will continue to bear increased costs for security precautions to protect our facilities, operations and supplies. These costs may be significant. Despite these tightened security measures, we may not be in a position to control the outcome of third-party attacks should they occur.
We depend upon our skilled and trained workforce to ensure water delivery. Were a pandemic to occur, we can give no assurance that we would be able to maintain sufficient human resources to ensure uninterrupted service in all of the districts that we serve.
If any of these catastrophic events were to occur, we can give no assurance that our emergency preparedness plans would be adequate and that we would respond effectively, which could result in public or employee harm.
We retain certain risks not covered by our insurance policies.
We evaluate our risks and insurance coverage annually or more frequently if circumstances dictate. Our evaluation considers the costs, risks and benefits of retaining versus insuring various risks as well as the availability of certain types of insurance coverage. Furthermore, we are also affected by increases in prices for insurance coverage; in particular, we have been, and will continue to be, affected by rising health insurance costs. Retained risks are associated with deductible limits, partial self-insurance programs and insurance policy coverage ceilings. If we suffer an uninsured loss, we may be unable to pass all, or any portion, of the loss on to customers because our rates are regulated by regulatory commissions. Consequently, uninsured losses may negatively affect our financial condition, liquidity and results of operations. There can be no assurance that we will not face uninsured losses pertaining to the risks we have retained.
We may be at risk for litigation under the principle of inverse condemnation for activities in the normal course of business which have a damaging effect on private property
The California constitution allows compensation for a public utility taking or damaging private property, even when damage occurs through no fault of the utility and regardless of whether the damage could be foreseen. This is known as the doctrine of inverse condemnation. Based on recent legal activity in this area, Cal Water could be sued under inverse condemnation if its facilities or operations damage private property. A court finding of inverse condemnation does not obligate the CPUC to allow Cal Water to recover damage awards from customers.
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
Our IT systems are an integral part of our business, and a serious disruption of our IT systems could significantly limit our ability to manage and operate our business efficiently, which, in turn, could cause our business and competitive position to suffer and adversely affect our results of operations. We depend on our IT systems to bill customers, process orders, provide customer service, manage construction projects, manage our financial records, track assets, remotely monitor certain of our plants and facilities and manage human resources, inventory and accounts receivable collections. Our IT systems also enable us to purchase products from our suppliers and bill customers on a timely basis, maintain cost-effective operations and provide service to our customers. Some of our mission and business critical IT systems are older, such as our SCADA (Supervisory Control and Data Acquisition) system. Although we do not believe that our IT systems are at a materially greater risk of cyber security incidents than other similar organizations, our IT systems remain vulnerable to damage or interruption from:

•	power loss, computer systems failures, and internet, telecommunications or data network failures;

•	operator negligence or improper operation by, or supervision of, employees;

•	physical and electronic loss of customer data due to security breaches, cyber attacks, misappropriation and similar events;

•	computer viruses;

•	intentional security breaches, hacking, denial of services actions, misappropriation of data and similar events; and

•	earthquakes, floods, fires, mudslides and other natural disasters or physical attacks.
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

Our enterprise risk management processes may not be effective in identifying and mitigating the risks to which we are subject, or in reducing the potential for losses in connection with such risks.
Our enterprise risk management processes are designed to minimize or mitigate the risks to which we are subject, as well as any losses stemming from such risks. Although we seek to identify, measure, monitor, report, and control our exposure to such risks, and employ a broad and diversified set of risk monitoring and mitigation techniques in the process, those techniques are inherently limited in their ability to anticipate the existence or development of risks that are currently unknown and unanticipated. The ineffectiveness of our enterprise risk management processes in mitigating the impact of known risks or the emergence of previously unknown or unanticipated risks may result in our incurring losses in the future that could adversely impact our financial condition and results of operations.
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
The real properties owned are held in fee simple title. Properties owned by Cal Water are subject to the lien of an Indenture of Mortgage and Deed of Trust dated September 13, 2018, March 16, 2016, October 13, 2015, November 17, 2010, and April 17, 2009 (the California Indenture), securing Cal Water's First Mortgage Bonds, of which $805.9 million was outstanding at December 31, 2018. The California Indenture contains certain restrictions common to such types of instruments regarding the disposition of property and includes various covenants and restrictions. At December 31, 2018, our California utility was in compliance with the covenants of the California Indenture.
Cal Water owns 596 wells and operates ten leased wells. There are 443 owned storage tanks with a capacity of 283 million gallons, two leased storage tanks with a capacity of 0.4 million gallons, 30 managed storage tanks with a capacity of 32.4 million gallons, and three surface water reservoirs with a capacity of 220 million gallons. Cal Water owns and operates six surface water treatment plants with a combined capacity of 46 million gallons per day. There are 5,849 miles of supply and distribution mains in the various systems.
Hawaii Water owns 22 wells and manages two irrigation wells. There are 24 storage tanks with a storage capacity of 20.1 million gallons. There are 70 miles of supply and distribution lines. Hawaii Water operates five wastewater treatment facilities with a combined capacity to process approximately 1.8 million gallons per day. There are 26 miles of sewer collection mains.
Washington Water owns 351 wells and manages 8 wells. There are 147 owned storage tanks and 2 managed storage tanks with a storage capacity of 7.8 million gallons. There are 405 miles of supply and distribution lines.
New Mexico Water owns 20 wells. There are 19 storage tanks with a storage capacity of 4.3 million gallons. There are 145 miles of supply and distribution lines. New Mexico operates two waste water treatment facilities with a combined capacity to process 0.62 million gallons per day. There are eight life stations and 34 miles of sewer collection mains.
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
PART II
Item 5.    Market for Registrant's Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Our common stock is traded on the New York Stock Exchange under the symbol "CWT." At December 31, 2018, there were 48,065,000 common shares outstanding. There were 1,901 common stockholders of record as of February 11, 2019.
During 2018, we paid a cash dividend of $0.7500 per common share, or $0.1875 per quarter. During 2017, we paid a cash dividend of $0.7200 per common share, or $0.1800 per quarter. On January 30, 2019, our Board of Directors declared a quarterly cash dividend of $0.1975 per common share payable on February 22, 2019, to stockholders of record on February 11, 2019. This represents an indicated annual cash dividend of $0.7900, and is our 52nd consecutive year of increasing the annual dividend and marks the 296th consecutive quarterly dividend.
We presently intend to pay quarterly cash dividends in the future consistent with past practices, subject to our earnings and financial condition, restrictions set forth in our debt instruments, regulatory requirements and such other factors as our Board of Directors may deem relevant.

Five-Year Performance Graph
The following performance graph compares the changes in the cumulative shareholder return on California Water Service Group's common stock with the cumulative total return on the Robert W. Baird Water Utility Index and the Standard & Poor's 500 Index during the last five years ended December 31, 2018. The comparison assumes $100 was invested on December 31, 2013, in California Water Service Group's common stock and in each of the forgoing indices and assumes reinvestment of dividends.
Performance Graph Data
The following descriptive data is supplied in accordance with Rule 304(d) of Regulations S-T:

	2013	2014	2015	2016	2017	2018
California Water Service Group	100	114	107	159	217	232
S&P 500	100	116	116	130	158	151
RW Baird Water Utility Index	100	129	142	173	219	223
An initial $100 investment in the common stock of California Water Service Group on December 31, 2013 including reinvestment of dividends would be worth $232 at the end of the 5-year period ending December 31, 2018.
Item 6.    Selected Financial Data.
The following selected consolidated financial data should be read in conjunction with our Consolidated Financial Statements and the Notes thereto and the information contained in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."
Historical results are not necessarily indicative of future results.

FIVE YEAR FINANCIAL REVIEW

	2018	2017 (d)	2016	2015	2014
	(Dollars in thousands, except per common share and other data)
Summary of Operations
Operating revenue	698,196	676,113	609,370	588,368	597,499
Total operating expenses (b)	587,656	569,030	526,734	506,803	508,631
Interest expense, other income and expenses, net (b)	44,956	34,143	33,961	36,548	32,130
Net income	$65,584	$72,940	$48,675	$45,017	$56,738
Common Share Data
Earnings per share—diluted	$1.36	$1.52	$1.01	$0.94	$1.19
Dividend paid	0.7500	0.7200	0.6900	0.6700	0.6500
Dividend payout ratio	55.15%	47.37%	68.32%	71.28%	54.62%
Book value per share	$15.19	$14.56	$13.75	$13.41	$13.11
Market price at year-end	47.66	45.35	33.90	23.27	24.61
Common shares outstanding at year-end (in thousands)	48,065	48,012	47,965	47,875	47,806
Return on average common stockholders' equity	9.18%	10.73%	7.50%	7.10%	9.30%
Long-term debt interest coverage	3.57	4.58	3.45	3.67	4.29
Balance Sheet Data
Net utility plant	$2,232,723	$2,047,965	$1,859,277	$1,701,768	$1,590,431
Total assets (a)	2,837,704	2,744,710	2,411,745	2,241,253	2,182,711
Long-term debt including current portion, net (a)	814,938	531,713	557,953	514,045	421,200
Capitalization ratios:
Common stockholders' equity (a)	47.30%	56.80%	54.20%	55.50%	59.80%
Long-term debt (a)	52.70%	43.20%	45.80%	44.50%	40.20%
Other Data
Estimated water production (million gallons)
Wells and surface supply	54,228	53,855	50,942	51,413	61,848
Purchased	53,361	51,131	48,154	47,486	56,434
Total estimated water production	107,589	104,986	99,096	98,899	118,282
Metered customers	494,600	490,100	485,200	477,300	472,500
Flat-rate customers	22,900	24,200	26,300	31,700	33,600
Customers at year-end (c)	517,500	514,300	511,500	509,000	506,100
New customers added	3,200	2,800	2,500	2,900	3,200
Revenue per customer	$1,394	$1,315	$1,191	$1,156	$1,181
Utility plant per customer	6,240	5,775	5,312	4,925	4,628
Employees at year-end	1,184	1,176	1,163	1,155	1,105
_______________________________________________________________________________
(a)    The five year financial review for 2015 and 2014 reflect the retrospective adoption of ASU 2015-03, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The Company adopted this guidance effective January 1, 2016.
(b)    The five year financial review for 2017, 2016, 2015, and 2014 reflect the retrospective adoption of ASU 2017-07 (see note 2). The Company adopted this guidance effective January 1, 2018.
(c)    Includes customers of the City of Hawthorne and City of Commerce
(d)    The 2017 as reported financial data was adjusted for an immaterial computational error that understated operating revenue, total operating expenses, net income, and earnings per share (see Note 17).

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.
Overview
Correction of prior period financial data
As discussed further in Notes 15 and 17 the Company corrected an immaterial computational error that understated revenue in 2017 and the first 9 months of 2018.
In 2018 and 2017, net income was $65.6 million and $72.9 million, respectively. Diluted earnings per share decreased $0.16 to $1.36 or 10.5% from 2017 to 2018. The $7.3 million decrease in net income was driven primarily by a $6.9 million reduction in revenue due to the Cal Water cost of capital decision and a $5.0 million increase in new business development expenses. In addition, increases in depreciation and amortization expense of $7.0 million, labor costs of $3.9 million, maintenance costs of $2.0 million, property tax expenses of $2.5 million, and interest expense of $3.9 million also decreased net income. These factors were partially offset by rate increases of $20.3 million, a California Public Utilities Commission (CPUC) authorization to recover $3.3 million of 2016 and 2017 incremental drought program costs, and a $16.7 million decrease in income taxes due to a decrease in pre-tax income, reduction in the federal income tax rate, and increase in tax benefits from “repairs” deductions. Also, there were other changes driven by factors outside the Company’s immediate control that decreased net income, including a $5.4 million reduction in unrealized income from certain benefit plan investments due to market conditions, a $0.9 million reduction in unbilled revenue accrual, and a $0.6 million decrease in gain on sale of property that was partially offset by a $1.1 million benefit from Company-owned life insurance.
In 2017 and 2016, net income was $72.9 million and $48.7 million, respectively. Diluted earnings per share increased $0.51 to $1.52 or 50.5% from 2016 to 2017. The $24.2 million increase in net income was primarily the result of increased rates adopted in the recent California GRC, a decrease in other operations expense, which included a GRC settlement agreement to write-off $3.2 million associated with a canceled water supply project in Bakersfield in 2016, and a $2.5 million increase in estimated unbilled revenue in 2017. These increases to net income were partially offset by increases in depreciation and amortization, employee wage, property tax, and net interest expenses. Net other loss decreased $3.3 million to $0.2 million in 2017, due primarily to the authorization of allowance for equity funds used during construction and unrealized gains on certain benefit plan investments.
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
Cost-recovery rates, such as the Modified Cost Balancing Account (MCBA), provide for recovery of the adopted levels of expenses for purchased water, purchased power, pump taxes, water conservation programs, pension, and health care. Variances between adopted and actual costs are recorded as regulatory balancing account revenue.
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
Income Taxes
We account for income taxes using the asset and liability method. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. We measure deferred tax assets and liabilities at enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We recognize the effect on the deferred tax assets and liabilities of a change in tax rate in the period that includes the enactment date. We also assess the likelihood that deferred tax assets will be recovered in future taxable income and, to the extent recovery is not probable, a valuation allowance would be recorded. In management's view, a valuation allowance was not required as of December 31, 2018 and December 31, 2017.
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
On December 22, 2017, the Tax Cuts and Jobs Act (TCJA) was enacted. Based on the accounting principles generally accepted in the United States of America, the Company is required to re-measure deferred income taxes to reflect the corporate income tax rate change from 35 percent to 21 percent as of the date of enactment. The re-measurement of the deferred income taxes resulted in an estimated excess deferred income tax liability of $107.0 million as of December 31, 2018. The TCJA lowered ratepayers' rates in 2018 due to lower income tax expense recoveries and resulted in the quantification of excess deferred income tax balances collected from ratepayers. The lower customer rates will be partially offset by the TCJA’s effect of increasing rate base in future years. The Company is working with state regulators on the refund process for excess deferred income taxes collected from ratepayers in prior years that complies with the federal income tax normalization rules. There are aspects to the TCJA that contain technical matters that require management to interpret the legislation and make judgments until further guidance becomes available. As a result, changes in management’s judgments could materially affect amounts recognized in the financial statements.
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
Changes to the pension benefits actuarial assumptions can significantly affect pension costs, regulatory assets, and liabilities. The following table reflects the sensitivity of pension amounts reported for the year ended December 31, 2018, to changes in actuarial assumptions:

	Increase/(Decrease) in Pension Benefits Actuarial Assumption	Increase/(Decrease) in 2018 Net Periodic Benefit Cost	Increase/(Decrease) in Projected Benefit Obligation as of December 31, 2018
Discount rate	(0.5)%	$8,187	$63,151
Long-term rate of return on plan assets	(0.5)%	2,131	—
Rate of compensation increases	(0.5)%	(3,449)	(16,446)
Cost of living adjustment	(0.5)%	(6,242)	(38,829)
Discount rate	0.5%	(7,169)	(55,098)
Long-term rate of return on plan assets	0.5%	(2,130)	—
Rate of compensation increases	0.5%	3,733	17,635
Cost of living adjustment	0.5%	6,742	41,859

Results of Operations
Operating Revenue
Operating revenue in 2018 was $698.2 million, an increase of $22.1 million, or 3.3%, over 2017. Operating revenue in 2017 was $676.1 million, an increase of $66.7 million, or 11.0%, over 2016. The sources of changes in operating revenue were:

	2018	2017
	Dollars in millions
Net change in WRAM, service charges, usage, and other (1)	$9.3	$65.0
MCBA revenue (2)	3.5	1.2
Other balancing account revenue (3)	3.1	2.7
Deferral of revenue (4)	6.2	(2.2)
Net change	$22.1	$66.7
_______________________________________________________________________________

(1)
In 2018, the operating revenue increase is due to rate increases, which increase WRAM and service charges (see table in Rates and Regulation section below). In 2017, the operating revenue increase is due to rate increases, which increase WRAM and service charges (see table in Rates and Regulation section below) and an increase of $2.5 million in estimated unbilled revenue mostly due to a combination of higher average daily customer billing rates and an increase in unbilled days at the end of 2017 as compared to 2016.

(2)
The MCBA revenue increase in 2018 resulted from an increase in actual water production costs relative to adopted water production costs in 2018 as compared to 2017. The MCBA revenue increase in 2017 resulted from an increase in actual water production costs relative to adopted water production costs in 2017 as compared to 2016. As required by the MCBA mechanism, the change in water production costs in California changes operating revenue in the same amount.

(3)
The other balancing accounts revenue consists of the pension, conservation and health care balancing account revenues. Pension and conservation balancing account revenues are the differences between actual expenses and adopted rate recovery. Health care balancing account revenue is 85% of the difference between actual health care expenses and adopted rate recovery. In 2018, the increase in other balancing account revenue was due to an increase in actual pension and health care expenses relative to adopted in 2018, which were partially offset by a decrease in actual conservation expenses relative to adopted in 2018. In 2017, the increase in other balancing account revenue was due to by an increase in actual pension expenses relative to adopted in 2017, which was partially offset by a decrease in actual health care and conservation expenses relative to adopted in 2017.

(4)
The deferral of revenue consists of amounts that are expected to be collected from customers beyond 24 months following the end of the accounting period in which these revenues were recorded. In 2018, the deferral decreased as compared to 2017 due to a decrease in the balancing account revenue expected to be collected beyond 24 months. In 2017, the deferral increased as compared to 2016 due to an increase in the balancing account revenue expected to be collected beyond 24 months.

Water Production Expenses
Water production expenses, which consist of purchased water, purchased power, and pump taxes, comprise the largest segment of total operating expenses. Water production costs accounted for 43.0% and 42.5%, of total operating costs in 2018 and 2017, respectively. The rates charged for wholesale water supplies, electricity, and pump taxes are established by various public agencies. As such, these rates are beyond our control.
The table below provides the change in water production expenses during the past 2 years:

	2018			2017
	Amount	Change	% Change	Amount	Change	% Change
	Dollars in millions
Purchased water	$207.1	$8.0	4.0%	$199.1	$17.6	9.7%
Purchased power	31.1	2.2	7.6%	28.9	1.7	6.2%
Pump taxes	14.7	0.8	5.8%	13.9	2.6	23.2%
Total water production expenses	$252.9	$11.0	4.5%	$241.9	$21.9	9.9%

The principal factors affecting water production expenses are the quantity, price and source of the water. Generally, water pumped from wells costs less than water purchased from wholesale suppliers.
The table below provides the amounts, percentage change, and source mix for the respective years:

	2018			2017			2016
	MG	% of Total	% change from prior year	MG	% of Total	% change from prior year	MG	% of Total	% change from prior year
	Millions of gallons (MG)
Source:
Wells	49,340	45.9%	1.3%	48,729	46.4%	5.4%	46,239	46.6%	(4.1)%
Purchased	53,361	49.6%	4.4%	51,131	48.7%	6.2%	48,154	48.6%	1.4%
Surface	4,888	4.5%	(4.6)%	5,126	4.9%	9.0%	4,703	4.8%	46.4%
Total	107,589	100.0%	2.5%	104,986	100.0%	5.9%	99,096	100%	0.2%
Purchased water expenses are affected by changes in quantities purchased, supplier prices, and cost differences between wholesale suppliers. The MCBA mechanism is designed to recover all incurred purchased water expenses.
For 2018, the $8.0 million increase in purchased water expenses is due to a 4.4% increase in purchased quantities.
For 2017, the $17.6 million increase in purchased water expenses is due to a 6.2% increase in purchased quantities and an overall blended wholesale water rates increase of 3.3% in 2017.
Purchased power expenses are affected by the quantity of water pumped from wells and moved through the distribution system, rates charged by electric utility companies, and rate structures applied to usage during peak and non-peak times of the day or season. In 2018, purchased power expenses increased $2.2 million, or 7.7%, mainly due to 2.5% increase in water production. In 2017, purchased power expenses increased $1.7 million, or 6.2%, mainly due to 5.4% increase in well water production.
Changes in climate change regulations could increase the cost of power which in turn would result in an increase in the rates our power suppliers charge us. Any change in pricing of our purchased power expenses in California would be recovered from our customers through the MCBA mechanism. Any change in power costs in other states would be requested to be recovered by the customers in those states. The impact of such legislation, is dependent upon the enacted date, the factors that impact our suppliers cost structure, and their ability to pass the costs to us in their approved tariffs. These items are not known at this time.
Administrative and General Expenses
Administrative and general expenses include payroll related to administrative and general functions, all employee benefits charged to expense accounts, insurance expenses, legal fees, expenses associated with being a public company, and general corporate expenses.
During 2018, administrative and general expenses increased $7.5 million or 8.0%, as compared to 2017. The increase was mostly due to increases in employee pension costs of $3.5 million, employee and retiree medical expenses of $ 2.7 million, employee wage increases of $0.8 million, consulting and outside service cost increases of $2.6 million. These costs increases were partially offset by CPUC authorization to recover $2.6 million of 2016 and 2017 drought program costs. Employee pension benefit expenses are fully recovered in rates and are tracked in a balancing account, such that revenues are recovered on a dollar-for-dollar basis up to the amounts authorized in the 2015 GRC. Employee and retiree medical expenses are recovered in rates through a balancing account authorized in the 2015 GRC, such that revenues are recovered up to 85% of the variance between adopted and recorded expenses.
During 2017, administrative and general expenses increased $5.7 million or 6.5%, as compared to 2016. The increase was mostly due to increases in uninsured loss costs of $1.5 million, employee wages of $1.8 million, and employee pension and other postretirement benefit costs of $0.7 million. Employee pension benefit expenses are fully recovered in rates and are tracked in a balancing account, such that revenues are recovered on a dollar-for-dollar basis up to the amounts authorized in the 2015 GRC. Employee and retiree medical expenses are recovered in rates through a balancing account authorized in the 2015 GRC, such that revenues are recovered up to 85% of the variance between adopted and recorded expenses.

Other Operations Expenses
The components of other operations expenses include payroll, material and supplies, and contract service costs of operating the regulated water systems, including the costs associated with water transmission and distribution, pumping, water quality, meter reading, billing, operations of district offices, and water conservation programs.
During 2018, other operations expenses increased $5.4 million, or 7.3%, compared to 2017. The increase was mostly due to increases in costs associated with the deferral of operating revenue of $4.9 million, employee wage increases of $2.0 million, district office maintenance and landscaping expense increases of $0.7 million, and bacterial lab cost increases of $0.6 million. These costs increases were partially offset by a decrease in conservation program expenses of $2.2 million and CPUC authorization to recover $0.7 million of 2016 and 2017 drought program costs. Conservation program expenses are fully recovered in rates and are tracked in a balancing account if it is within the authorized amount, such that revenues are recovered on a dollar-for-dollar basis up to the amounts authorized in the 2015 GRC.
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
Maintenance
Maintenance expenses increased $2.0 million, or 8.7%, in 2018, compared to 2017 due to increased costs for repairs of transmission and distribution mains and services.
Maintenance expenses decreased $0.5 million, or 2.0%, in 2017, compared to 2016 due to decreased costs for repairs of transmission and distribution mains and services.
Depreciation and Amortization
Depreciation and amortization increased $7.0 million in 2018, or 9.1%, mostly due to capital additions.
Depreciation and amortization increased $13.2 million in 2017, or 20.7%, mostly due to capital additions and an increase in the provision for depreciation expressed as a percentage of the aggregate depreciable asset balances from 2.7% in 2016 to 3.0% in 2017.
Income Taxes
For 2018, income taxes decreased $16.7 million, or 47.3%, to $18.6 million as compared to 2017. The decrease was mostly due to a reduction in pre-tax income, a decrease in federal income tax rate from 35 percent to 21 percent beginning on January 1, 2018, and an increase in the tax benefit from the flow through method of accounting for repairs deductions on state corporate income tax filings. The Company’s effective combined income tax rate for 2018 is 19.5 percent.
For 2017, income taxes increased $6.1 million, or 20.7%, as compared to 2016. The increase was mostly due to an increase in operating income in 2017 which was partially offset by an increase in the tax benefit from the flow through method of accounting for repairs deductions on state corporate income tax filings.
Property and Other Taxes
For 2018, property and other taxes increased $2.5 million, or 10.1%, as compared to 2017. The increase was due to an increase in our assessed property values for utility plant placed in service during the year and a decrease in federal income tax rate from 35 percent to 21 percent.
For 2017, property and other taxes increased $1.6 million, or 6.7%, as compared to 2016. The increase was mostly due to an increase in our assessed property values because of utility plant placed in service during 2016.
Other Income and Expenses
In 2018, net other loss increased $6.9 million to a net loss of $7.1 million as compared to a net loss of $0.2 million in 2017. The increase was due primarily to a $5.0 million increase in new business development expenses and a $5.4 million reduction in unrealized income from certain benefit plan investments due to market conditions.

In 2017, net other loss decreased $3.3 million, or 93.8%, as compared to 2016. The decrease was due primarily to the implementation of allowance for equity funds used during construction in 2017 and a $2.0 million increase in unrealized gains on certain benefit plan investments.
Interest Expenses
In 2018, net interest expense increased $3.9 million as compared to 2017. The increase relates to an increase in average daily borrowings on the unsecured revolving credit facilities, which were used to fund capital expenditures and general corporate purposes.
In 2017, net interest expense increased $3.4 million as compared to 2016. The increase relates to an increase in borrowings on the unsecured revolving credit facilities, which were used to fund capital expenditures and general corporate purposes.
Rates and Regulation
The following is a summary of 2018 rate filings. A description of the "Type of Filing" can be found in "Item 1 - Rates and Regulation" section above. California decisions and resolutions may be found on the CPUC website at www.cpuc.ca.gov.

Type of Filing	Decision/Resolution	Approval Date	Increase (Decrease) Annual Revenue	CA District/ Subsidiary
GRC and Offset Filings
2018 Expense Offset	AL 2276-2280	Jan 2018	$2.2 million	5 Districts
2018 Rate Base Offset	AL 2284	Jan 2018	$1.4 million	1 District
2018 Escalation rate increases	AL 2286-2287	Jan 2018	$15.9 million	All Districts
2018 Rate Base Offset	AL 2296-2299, 2306	July 2018	$2.1 million	All Districts
2018 Expense Offset	AL 2205, 2207-2309, 2313	July 2018	$6.0 million	5 Districts
Cost of capital	AL 2310	July 2018	($6.9 million)	All Districts
Tax cuts jobs act	AL 2310	July 2018	($11.1 million)	All Districts
Washington Water GRC		Dec 2018	$1.1 million	Washington Water

The estimated impact of current and prior year rate changes on operating revenues compared to prior years is listed in the following table:

	2018	2017	2016
	Dollars in millions
General Rate Case (GRC) (a)	$4.9	$44.2	$2.2
Escalation rate increases (b)	15.4	—	4.9
Offset (purchased water/pump taxes) (c)	5.8	10.7	23.6
Tax Cut Jobs Act (d)	(10.7)	—	—
Cost of capital (d)	(6.3)	—	—
Total rate increases	$9.1	$54.9	$30.7
_______________________________________________________________________________

(a)
Includes rate changes for the Cal Water 2015 GRC decision in 2017, rate base offsets in 2018, 2017 and 2016, Hawaii Water GRC decisions in 2018, 2017, and 2016 and Washington Water GRC decision in 2018.

(b)	Includes rate changes for escalation rate increases in 2018 and 2016.

(c)	Includes purchased water and pump tax offsets for 2018, 2017 and 2016.

(d)
Customer rates were reduced beginning July 1, 2018 for the Tax Cuts Jobs Act and Cost of Capital decision in California. Includes revenue reduction recorded as regulatory liability for the first six months of 2018.

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
California's normal weather pattern yields little precipitation between mid-spring and mid-fall. The Washington Water service areas receive precipitation in all seasons, with the heaviest amounts during the winter. New Mexico Water's rainfall is heaviest in the summer monsoon season. Hawaii Water receives precipitation throughout the year, with the largest amounts in the winter months. Water usage in all service areas is highest during the warm and dry summers and declines in the cool winter months. Rain and snow during the winter months replenish underground water aquifers and fill reservoirs, providing the water supply for subsequent delivery to customers. Management believes that supply pumped from underground aquifers and purchased from wholesale suppliers will be adequate to meet customer demand during 2019 and beyond. However, water rationing may be required in future periods, if declared by the state or local jurisdictions. Long-term water supply plans are developed for each of our districts to help assure an adequate water supply under various operating and supply conditions. Some districts have unique challenges in meeting water quality standards, but management believes that supplies will meet current standards using current treatment processes.
Liquidity and Capital Resources
Cash flow from Operations
During 2018, we generated cash flow from operations of $179.0 million, compared to $147.8 million during 2017. The increase in 2018 was mostly due to an increase in customer usage and an increase in customer billing rates.
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
Investing Activities
During 2018, 2017, and 2016, we used $271.7 million, $259.2 million and $228.9 million, respectively, of cash for capital expenditures, both Company-funded and developer-funded. The 2018 capital expenditures exceeded the high end of the budgeted capital expenditures of $260.0 million. Annual expenditures fluctuate each year due to the availability of construction resources and our ability to obtain construction permits in a timely manner. In 2017, we received $56.0 million in TCP settlement proceeds and applied $35.2 million to capital investment TCP remediation projects as of December 31, 2018.
Financing Activities
During 2018, we borrowed $151.0 million, and paid down $361.0 million on our unsecured revolving credit facilities to fund capital expenditures and general corporate purposes. We also added $18.6 million of advances and contributions in aid of construction, which was reduced by refunds to developers of $7.3 million. We issued $300.0 million of floating rate First Mortgage Bonds on September 13, 2018 in a private placement and used the net proceeds to pay down Cal Water's unsecured revolving credit facility and for general corporate purposes. We also repaid $15.6 million of First Mortgage Bonds that matured in 2018.
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
The under-collected net WRAM and MCBA receivable balances were $56.1 million, $69.1 million, and $37.1 million as of December 31, 2018, 2017, and 2016, respectively. The decrease of $13.0 million as of December 31, 2018 compared to the prior year was mostly due to the triggering of the SRM which allowed the Company to favorably adjust its adopted sales forecast for 2018. The increase of $32.0 million as of December 31, 2017 compared to the prior year was mostly due to actual customer usage being lower than adopted. The under-collected net WRAM and MCBA receivable balances were primarily financed by Cal Water with short-term and long-term financing arrangements to meet operational cash requirements. Interest on the under-collected net WRAM and MCBA receivable balances, the interest recoverable from customers, is limited to the current 90-day commercial paper rate, which is significantly lower than Cal Water's short and long-term financing rates.
Bond principal and other long-term debt payments were $16.5 million during 2018, $26.8 million during 2017, and $7.0 million during 2016. In addition, Cal Water has $100.0 million of First Mortgage Bonds maturing during the second quarter of 2019, which is expected to be repaid using Cal Water's line of credit until long-term financing can be arranged.
At the January 2019 meeting, the Board of Directors declared the quarterly dividend, increasing it for the 52nd consecutive year. The quarterly dividend was raised from $0.1875 to $0.1975 per common share, or an annual rate of $0.7900 per common share. Dividends have been paid for 73 consecutive years. The annual dividends paid per common share in 2018, 2017, and 2016 were $0.7500, $0.7200, and $0.6900, respectively. Earnings not paid as dividends are reinvested in the business for the benefit of stockholders. The dividend payout ratio was 55.2% in 2018, 47.4% in 2017 and 68.3% in 2016 for an average of 56.9% over the 3-year period. Our long-term targeted dividend payout ratio is 60%.
Short-Term Financing
Short-term liquidity is provided by the bank lines of credit described above and by internally generated funds. Long-term financing is accomplished through the use of both debt and equity. As of December 31, 2018, there were short-term borrowings of $65.1 million outstanding on our unsecured revolving line of credit, compared to $275.1 million outstanding on our unsecured revolving line of credit as of December 31, 2017. As of December 31, 2017, there were short-term borrowings of $275.1 million outstanding on our unsecured revolving line of credit, compared to $97.1 million outstanding on our unsecured revolving line of credit as of December 31, 2016.
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
Both short-term credit agreements contain affirmative and negative covenants and events of default customary for credit facilities of this type including, among other things, limitations and prohibitions relating to additional indebtedness, liens, mergers, and asset sales. Also, these unsecured credit agreements contain financial covenants governing the Company and its subsidiaries' consolidated total capitalization ratio not to exceed 66.7% and interest coverage ratio of three or more. As of December 31, 2018, our consolidated total capitalization ratio was 57.2% (trade payable and short term borrowings are included as debt for this calculation) and the interest coverage ratio was greater than five. In summary, we have met all of the covenant requirements and are eligible to use the full amounts of these credit agreements.
Long-Term Financing
Cal Water was authorized to issue $350.0 million of debt and common stock to finance capital projects and operations by a CPUC decision dated May 12, 2016. In addition, the decision retained $146.0 million of prior financing authority and determined that refinancing long-term debt did not count against the authorization. The CPUC requires that any loans from Cal Water to the Company be at arm’s length. This restriction did not materially impact the Company's ability to meet its cash obligations in 2018. Management does not expect this restriction to have a material impact on the Company's ability to meet its cash obligations in 2019 and beyond.
On September 13, 2018, Cal Water sold $300.0 million of First Mortgage Bonds in a private placement and used the net proceeds to pay down Cal Water's unsecured revolving credit facility and for general corporate purposes. The Company made principal payments on First Mortgage Bonds and other long-term debt of $16.5 million during 2018 and $26.8 million during 2017. Long-term financing, which includes First Mortgage Bonds, senior notes, other debt securities, and common stock, has typically been used to replace short-term borrowings and fund capital expenditures. Internally generated funds, after making dividend payments, provide positive cash flow, but have not been at a level to meet the needs of our capital expenditure requirements. Management expects this trend to continue given our capital expenditures plan for the next five years. Some capital expenditures are funded by payments received from developers for contributions in aid of construction or advances for construction. Funds received for contributions in aid of construction are non-refundable, whereas funds classified as advances in construction are refundable. Management believes long-term financing is available to meet our cash flow needs through issuances in both debt and equity instruments.
Additional information regarding the bank borrowings and long-term debt is presented in Notes 7 and 8 in the Notes to Consolidated Financial Statements.
Off-Balance Sheet Transactions
We do not utilize off-balance-sheet financing or utilize special purpose entity arrangements for financing. We do not have equity ownership through joint ventures or partnership arrangements.

Contractual Obligations
The contractual obligations presented in the table below represent our estimates of future payments under fixed contractual obligations and commitments. Changes in our business needs, cancellation provisions and changes in interest rates, as well as action by third parties and other factors, may cause these estimates to change. Therefore, our actual payments in future periods may vary from those presented in the table below. The following table summarizes our contractual obligations as of December 31, 2018.

	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	After 5 Years
	(In thousands)
Long-term debt (a)	$812,552	$105,243	$326,689	$6,208	$374,412
Interest payments	355,922	36,138	43,102	40,415	236,267
Advances for construction	186,342	7,896	15,346	15,293	147,807
Pension and postretirement benefits (b)	263,732	17,461	40,336	48,547	157,388
Capital lease obligations (c)	9,374	1,477	2,340	2,340	3,217
Facility leases	6,078	926	1,504	926	2,722
System lease	12,041	845	1,690	1,690	7,816
Water supply contracts (d)	675,935	31,082	62,166	62,169	520,518
TOTAL	$2,321,976	$201,068	$493,173	$177,588	$1,450,147
_______________________________________________________________________________

(a)	Excludes capital lease obligations as reported below. Also, excludes unamortized debt issuance costs of $3.8 million.

(b)	Pension and postretirement benefits include $1.9 million of short-term pension obligations.

(c)	Capital lease obligations represent total cash payments to be made in the future and include interest expense of $1.5 million.

(d)	Estimated annual contractual obligations are based on the same payment levels as 2018.
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
Company-funded and developer-funded utility plant expenditures were $271.7 million, $259.2 million, and $228.9 million in 2018, 2017, and 2016, respectively. A majority of capital expenditures was associated with mains and water treatment equipment.
For 2019, the Company's capital program will be dependent in part on the timing and nature of regulatory approvals in connection with Cal Water's 2018 GRC filing. The Company proposed to the CPUC spending $828.5 million on new projects in 2019-2021. Capital expenditures in California are evaluated in the context of the pending GRC and may change as the case moves forward. We expect our annual capital expenditure to increase during the next five years due to increasing needs to replace and maintain infrastructure.
Management expects developer-funded expenditures in 2019. These expenditures will be financed by developers through refundable advances for construction and non-refundable contributions in aid of construction. Developers are required to deposit the cost of a water construction project with us prior to our commencing construction work, or the developers may construct the facilities themselves and deed the completed facilities to us. Funds are generally received in advance of incurring costs for these projects. Advances are normally refunded over a 40-year period without interest. Future payments for advances received are listed under contractual obligations above. Because non-Company-funded construction activity is solely at the discretion of developers, we cannot predict the level of future activity. The cash flow impact is expected to be minor due to the structure of the arrangements.
Capital Structure
Common stockholders' equity was $730.2 million at December 31, 2018, compared to $699.2 million at December 31, 2017. In 2018, Cal Water issued $300.0 million of floating rate First Mortgage Bonds in a private placement and repaid $15.6 million for First Mortgage Bonds that matured in 2018. The Company did not sell shares of its common stock in 2018.
Total capitalization, including the current portion of long-term debt, was $1,545.1 million at December 31, 2018 and $1,230.9 million at December 31, 2017. In future periods, the Company intends to issue common stock and long-term debt to finance our operations. The capitalization ratios will vary depending upon the method we choose to finance our operations.
At December 31, capitalization ratios were:

	2018	2017
Common equity	47.3%	56.8%
Long-term debt	52.7%	43.2%
The return (from both regulated and non-regulated operations) on average common equity was 9.18% in 2018 compared to 10.74% in 2017. Cal Water does not include construction work in progress in its regulated rate base; instead, Cal Water was authorized to record AFUDC on construction work in progress, effective January 1, 2017. Construction work in progress for Cal Water was $199.1 million at December 31, 2018 and $167.2 million at December 31, 2017.
Acquisitions
In 2018, 2017, and 2016 there were no significant acquisitions.
Real Estate Program
We own real estate. From time to time, certain parcels are deemed no longer used or useful for water utility operations. Most surplus properties have a low cost basis. We developed a program to realize the value of certain surplus properties through sale or lease of those properties. The program will be ongoing for a period of several years. There were no significant sales in 2018, a pre-tax gain of $0.6 million in 2017, and a pre-tax loss of $0.1 million in 2016. As sales are dependent on real estate market conditions, future sales, if any, may or may not be at prior year levels.
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
Over the next 12 months, approximately $104.9 million of the $814.9 million of existing long-term debt instruments will mature or require sinking fund payments. Applying a hypothetical 10 percent increase in the rate of interest charged on those borrowings would not have a material effect on our earnings.

Item 8.    Financial Statements and Supplementary Data.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of
California Water Service Group
San Jose, California

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of California Water Service Group and subsidiaries (the "Company") as of December 31, 2018 and 2017, the related consolidated statements of income, common stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, because of the effect of the material weakness identified below on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

Basis for Opinions

The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Material Weakness

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified by management and included in management's assessment: The Company did not design and maintain effective internal controls over its accounting for regulatory assets and liabilities, specifically controls over the accuracy and completeness of the pension balancing and healthcare balancing accounts as they relate to the amounts authorized in the 2015 General Rate Case. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended December 31, 2018, of the Company, and this report does not affect our report on such financial statements.

/s/ DELOITTE & TOUCHE LLP

San Francisco, California
February 28, 2019

We have served as the Company's auditor since 2008.

CALIFORNIA WATER SERVICE GROUP
Consolidated Balance Sheets

	December 31,
	2018	2017
	(In thousands, except per share data)
ASSETS
Utility plant:
Land	$44,019	$42,517
Depreciable plant and equipment	2,950,424	2,729,757
Construction work in progress	210,260	175,693
Intangible assets	24,743	22,212
Total utility plant	3,229,446	2,970,179
Less accumulated depreciation and amortization	(996,723)	(922,214)
Net utility plant	2,232,723	2,047,965
Current assets:
Cash and cash equivalents	47,176	94,776
Receivables: net of allowance for doubtful accounts of $757 and $773 in 2018 and 2017, respectively
Customers	30,037	32,451
Regulatory balancing accounts	42,394	36,783
Other	17,101	16,464
Unbilled revenue	33,427	29,756
Materials and supplies at weighted average cost	6,586	6,463
Taxes, prepaid expenses, and other assets	11,981	11,180
Total current assets	188,702	227,873
Other assets:
Regulatory assets	353,569	405,482
Goodwill	2,615	2,615
Other	60,095	60,775
Total other assets	416,279	468,872
TOTAL ASSETS	$2,837,704	$2,744,710
CAPITALIZATION AND LIABILITIES
Capitalization:
Common stock, $0.01 par value; 68,000 shares authorized, 48,065 and 48,012 outstanding in 2018 and 2017, respectively	$481	$480
Additional paid-in capital	337,623	336,229
Retained earnings	392,053	362,512
Total common stockholders' equity	730,157	699,221
Long-term debt, net	710,027	515,793
Total capitalization	1,440,184	1,215,014
Current liabilities:
Current maturities of long-term debt, net	104,911	15,920
Short-term borrowings	65,100	275,100
Accounts payable	95,580	93,955
Regulatory balancing accounts	12,213	59,303
Accrued other taxes	4,182	3,888
Accrued interest	5,674	6,122
Other accrued liabilities	33,506	36,671
Total current liabilities	321,166	490,959
Unamortized investment tax credits	1,649	1,724
Deferred income taxes	213,033	194,617
Regulatory liabilities	211,275	176,611
Pension and postretirement benefits other than pensions	193,538	252,141
Advances for construction	186,342	182,502
Contributions in aid of construction	225,270	186,721
Other long-term liabilities	45,247	44,421
Commitments and contingencies
TOTAL CAPITALIZATION AND LIABILITIES	$2,837,704	$2,744,710
See accompanying Notes to Consolidated Financial Statements.

CALIFORNIA WATER SERVICE GROUP
Consolidated Statements of Income

	For the Years Ended December 31,
	2018	2017	2016
	(In thousands, except per share data)
Operating revenue	$698,196	$676,113	$609,370
Operating expenses:
Operations:
Purchased water	207,103	199,081	181,515
Purchased power	31,080	28,862	27,180
Pump taxes	14,664	13,924	11,298
Administrative and general	100,781	93,326	87,601
Other operations	79,868	74,448	80,082
Maintenance	24,494	22,530	22,993
Depreciation and amortization	83,781	76,783	63,599
Income taxes	18,589	35,279	29,235
Property and other taxes	27,296	24,797	23,231
Total operating expenses	587,656	569,030	526,734
Net operating income	110,540	107,083	82,636
Other income and expenses:
Non-regulated revenue	18,272	15,898	16,585
Non-regulated expenses	(22,787)	(9,390)	(11,445)
Other components of net periodic benefit cost	(9,308)	(9,588)	(10,873)
Allowance for equity funds used during construction	3,954	3,750	—
Gain (loss) on sale of non-utility property	50	663	(146)
Income tax benefit (expense) on other income and expenses	2,717	(1,548)	2,419
Net other loss	(7,102)	(215)	(3,460)
Interest expense:
Interest expense	39,917	36,288	33,466
Allowance for borrowed funds used during construction	(2,063)	(2,360)	(2,965)
Net interest expense	37,854	33,928	30,501
Net income	$65,584	$72,940	$48,675
Earnings per share:
Basic	$1.36	$1.52	$1.02
Diluted	$1.36	$1.52	$1.01
Weighted average number of common shares outstanding:
Basic	48,060	48,009	47,953
Diluted	48,060	48,009	47,956
See accompanying Notes to Consolidated Financial Statements.

CALIFORNIA WATER SERVICE GROUP
Consolidated Statements of Common Stockholders' Equity
For the Years Ended December 31, 2018, 2017 and 2016

	Common Stock		Additional Paid-in Capital	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
	(In thousands)
Balance at December 31, 2015	47,875	$479	$333,135	$308,541	$642,155
Net income				48,675	48,675
Issuance of common stock	90	1	1,721		1,722
Dividends paid on common stock ($0.690 per share)				(33,081)	(33,081)
Balance at December 31, 2016	47,965	480	334,856	324,135	659,471
Net income				72,940	72,940
Issuance of common stock	47	—	1,373		1,373
Dividends paid on common stock ($0.720 per share)				(34,563)	(34,563)
Balance at December 31, 2017	48,012	480	336,229	362,512	699,221
Net income				65,584	65,584
Issuance of common stock	53	1	1,394		1,395
Dividends paid on common stock ($0.750 per share)				(36,043)	(36,043)
Balance at December 31, 2018	48,065	$481	$337,623	$392,053	$730,157
See accompanying Notes to Consolidated Financial Statements.

CALIFORNIA WATER SERVICE GROUP
Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2018	2017	2016
	(In thousands)
Operating activities:
Net income	$65,584	$72,940	$48,675
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	85,707	78,592	65,203
Amortization of debt premium and expenses	1,099	920	871
Changes in normalized deferred income taxes	20,909	21,087	26,818
Change in value of life insurance contracts	2,334	(3,058)	(1,026)
Allowance for equity funds used during construction	(3,954)	(3,750)	—
Stock-based compensation	3,141	3,118	2,849
(Gain) loss on sale of non-utility property	(50)	(663)	146
Write-off of capital costs	410	1,293	3,221
Changes in operating assets and liabilities:
Receivables	20,422	(31,871)	(343)
Unbilled revenue	(3,671)	(4,528)	(2,047)
Taxes, prepaid expenses, and other assets	(587)	(3,718)	1,276
Accounts payable	4,701	1,564	3,839
Other current liabilities	(4,382)	2,164	4,056
Other changes in noncurrent assets and liabilities	(12,644)	13,752	6,906
Net cash provided by operating activities	179,019	147,842	160,444
Investing activities:
Utility plant expenditures	(271,707)	(259,194)	(228,938)
Proceeds from sale of non-utility assets	59	666	395
TCP settlement proceeds	—	56,004	—
Life insurance benefits	3,491	1,558	495
Purchase of life insurance	(4,925)	(5,605)	(2,857)
Net cash used in investing activities	(273,082)	(206,571)	(230,905)
Financing activities:
Short-term borrowings	151,000	265,000	145,100
Repayment of short-term borrowings	(361,000)	(87,000)	(81,615)
Issuance of long-term debt, net of expenses of $617 for 2018, $0 for 2017, $177 for 2016	299,383	—	49,823
Advances and contributions in aid of construction	18,612	21,369	21,448
Refunds of advances for construction	(7,297)	(8,378)	(6,885)
Retirement of long-term debt	(16,532)	(26,829)	(6,996)
Repurchase of common stock	(1,645)	(1,505)	(744)
Dividends paid	(36,043)	(34,563)	(33,081)
Net cash provided by financing activities	46,478	128,094	87,050
Change in cash, cash equivalents, and restricted cash	(47,585)	69,365	16,589
Cash, cash equivalents, and restricted cash at beginning of year	95,300	25,935	9,346
Cash, cash equivalents, and restricted cash at end of year	$47,715	$95,300	$25,935
Supplemental disclosures of cash flow information:
Cash paid (received) during the year for:
Interest (net of amounts capitalized)	$35,941	$32,223	$28,038
Income tax refunds	—	(1,697)	—
Supplemental disclosure of investing and financing non-cash activities:
Accrued payables for investments in utility plant	38,807	41,017	27,150
Utility plant contributed by developers	20,609	19,898	16,824
Litigation proceeds for contamination reclassified from liabilities to depreciable plant and equipment	32,315	2,420	484
See accompanying Notes to Consolidated Financial Statements.

CALIFORNIA WATER SERVICE GROUP
Notes to Consolidated Financial Statements
December 31, 2018, 2017, and 2016
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
2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Operating Revenue
The following table disaggregates the Company’s operating revenue by source for the years ended December 31, 2018, 2017, and 2016:

	2018	2017	2016
Revenue from contracts with customers	$674,736	$622,474	$589,528
Regulatory balancing account revenue	23,460	53,639	19,842
Total operating revenue	$698,196	$676,113	$609,370
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

CALIFORNIA WATER SERVICE GROUP
Notes to Consolidated Financial Statements (Continued)
December 31, 2018, 2017, and 2016
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
In the following table, revenue from contracts with customers is disaggregated by class of customers for the years ended December 31, 2018, 2017, and 2016:

	2018	2017	2016
Residential	$450,062	$415,893	$394,438
Business	130,041	118,279	117,510
Industrial	34,236	28,905	26,330
Public authorities	34,511	31,671	29,220
Other	25,886	27,726	22,030
Total revenue from contracts with customers	$674,736	$622,474	$589,528
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
Cost-recovery rates, such as the Modified Cost Balancing Account (MCBA), provide for recovery of the adopted levels of expenses for purchased water, purchased power, pump taxes, water conservation program costs, pension, and health care. Variances between adopted and actual costs are recorded as regulatory balancing account revenue.
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
Non-Regulated Revenue
The following tables disaggregate the Company’s non-regulated revenue by source for the years ended December 31, 2018, 2017, and 2016:

	2018	2017	2016
Operating and maintenance revenue	$10,258	$8,621	$8,430
Other non-regulated revenue	5,547	5,262	6,232
Non-regulated revenue from contracts with customers	$15,805	$13,883	$14,662
Lease revenue	$2,467	$2,015	$1,923
Total non-regulated revenue	$18,272	$15,898	$16,585
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
December 31, 2018, 2017, and 2016
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
Allowance for Doubtful Accounts
The Company provides an allowance for doubtful accounts receivable. The allowance is based upon specific identified accounts plus an estimate of uncollectible accounts based upon historical percentages. The balance of customer receivables is net of the allowance for doubtful accounts of $0.8 million as of December 31, 2018, 2017 and 2016.
The activities in the allowance for doubtful accounts were as follows:

	2018	2017	2016
Beginning Balance	$773	$830	$730
Provision for uncollectible accounts	1,703	1,570	2,111
Net write off of uncollectible accounts	(1,719)	(1,627)	(2,011)
Ending Balance	$757	$773	$830
Other Receivables
As of December 31, 2018 and 2017, other receivables were:

	2018	2017
Accounts receivable from developers	$9,633	$6,425
Other	7,468	10,039
Total other receivables	$17,101	$16,464
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

CALIFORNIA WATER SERVICE GROUP
Notes to Consolidated Financial Statements (Continued)
December 31, 2018, 2017, and 2016
Dollar amounts in thousands unless otherwise stated
2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The following table represents depreciable plant and equipment as of December 31:

	2018	2017
Equipment	$643,581	$592,612
Office buildings and other structures	267,948	245,877
Transmission and distribution plant	2,038,895	1,891,268
Total	$2,950,424	$2,729,757
Depreciation of utility plant is computed on a straight-line basis over the assets' estimated useful lives including cost of removal of certain assets as follows:

Useful Lives
Equipment	5 to 50 years
Transmission and distribution plant	40 to 65 years
Office Buildings and other structures	50 years
The provision for depreciation expressed as a percentage of the aggregate depreciable asset balances was 3.02% in 2018, 3.00% in 2017 and 2.70% in 2016.
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
The amount of AFUDC related to equity funds and to borrowed funds for 2018, 2017, and 2016 are shown in the tables below:

	2018	2017	2016
Allowance for equity funds used during construction	$3,954	$3,750	$—
Allowance for borrowed funds used during construction	2,063	2,360	2,965
Total	$6,017	$6,110	$2,965
Asset Retirement Obligation
The Company has a legal obligation to retire wells in accordance with State Water Resources Control Board regulations. In addition, upon decommission of a wastewater plant or lift station certain wastewater infrastructure would need to be retired in accordance with State Water Resources Control Board regulations. An asset retirement cost and corresponding retirement obligation is recorded when a well or waste water infrastructure is placed into service. As of December 31, 2018 and 2017, the retirement obligation is estimated to be $24.3 million and $21.2 million, respectively. The change only impacted the consolidated balance sheet.
Cash, Cash Equivalents, and Restricted Cash
Cash and cash equivalents include highly liquid investments with remaining maturities of three months or less at the time of acquisition. In 2018 and 2017, restricted cash includes $0.5 million of proceeds collected through a surcharge on certain customers' bills plus interest earned on the proceeds and is used to service California Safe Drinking Water Bond obligations.

CALIFORNIA WATER SERVICE GROUP
Notes to Consolidated Financial Statements (Continued)
December 31, 2018, 2017, and 2016
Dollar amounts in thousands unless otherwise stated
2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The following table provides a reconciliation of cash, cash equivalents, and restricted cash within the Consolidated Balance Sheets that total to the amounts shown on the Consolidated Statements of Cash Flows:

	December 31, 2018	December 31, 2017
Cash and cash equivalents	47,176	94,776
Restricted cash (included in "taxes, prepaid expenses and other assets")	539	524
Total cash, cash equivalents, and restricted cash shown in the statements of cash flows	$47,715	$95,300
Regulatory Assets and Liabilities
Because the Company operates almost exclusively in a regulated business, the Company is subject to the accounting standards for regulated utilities. The Commissions in the states in which the Company operates establish rates that are designed to permit the recovery of the cost of service and a return on investment. The Company capitalizes and records regulatory assets for costs that would otherwise be charged to expense if it is probable that the incurred costs will be recovered in future rates. Regulatory assets are amortized over the future periods that the costs are expected to be recovered. If costs expected to be incurred in the future are currently being recovered through rates, the Company records those expected future costs as regulatory liabilities. In general, the Company does not earn a return on regulatory assets if the related costs do not accrue interest. Accordingly, the Company earns a return only on its regulatory assets for net WRAM and MCBA, pension balancing account, health care balancing account, and interim rates receivable. In addition, the Company records regulatory liabilities when the Commissions require a refund to be made to the Company's customers over future periods.
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

CALIFORNIA WATER SERVICE GROUP
Notes to Consolidated Financial Statements (Continued)
December 31, 2018, 2017, and 2016
Dollar amounts in thousands unless otherwise stated
2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Regulatory assets and liabilities were comprised of the following as of December 31:

	Recovery Period	2018	2017
Regulatory Assets
Pension and retiree group health	Indefinitely	$156,947	$214,249
Property-related temporary differences (tax benefits flowed through to customers)	Indefinitely	99,376	87,323
Other accrued benefits	Indefinitely	25,717	28,251
Net WRAM and MCBA long-term accounts receivable	1-2 years	17,134	34,879
Asset retirement obligations, net	Indefinitely	18,197	17,126
Interim rates long-term accounts receivable	1 year	4,642	4,568
Tank coating	10 years	11,196	10,998
Health care balancing account	1 year	442	496
Pension balancing account	1 year	16,494	6,657
Other components of net periodic benefit cost	Indefinitely	3,221	—
Other regulatory assets	Various	203	935
Total Regulatory Assets		$353,569	$405,482
Regulatory Liabilities
Future tax benefits due to customers		$180,205	$170,136
Health care balancing account		3,516	2,861
Conservation program		6,880	2,273
Net WRAM and MCBA long-term payable		222	513
Pension balancing account		13	364
Tax accounting memorandum account		5,039	—
Cost of capital memorandum account		2,834	—
1,2,3 trichloropropane settlement proceeds		12,142	—
Other regulatory liabilities		424	464
Total Regulatory Liabilities		$211,275	$176,611
The Company's pension and postretirement health care benefits regulatory asset represents the unfunded obligation of the Company’s pension and postretirement benefit plans which the Company expects to recover from customers in the future for these plans. The pension balancing account regulatory asset/liability and the healthcare balancing account regulatory asset/liability represent incurred pension and healthcare costs that exceeded/was below the cost recovery in rates and is recoverable/refundable from/to customers. These plans are discussed in further detail in Note 11. The other components of net periodic benefit cost regulatory asset are authorized by the Commissions and are probable for rate recovery through the capital program (see Note 2).
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
December 31, 2018, 2017, and 2016
Dollar amounts in thousands unless otherwise stated
2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The asset retirement obligation regulatory asset represents the difference between costs associated with asset retirement obligations and amounts collected in rates. Tank coating represents the maintenance costs for tank coating projects that are recoverable from customers.
The future tax benefits due to customers primarily resulted from federal tax law changes enacted by the federal Tax Cuts and Jobs Act (TCJA) on December 22, 2017. The TCJA reduced the federal corporate income tax rate from 35 percent to 21 percent beginning on January 1, 2018, and GAAP requires the Company to re-measure all existing deferred income tax assets and liabilities to reflect the reduction in the federal tax rate on the enactment date. The Company is working with state regulators to finalize the ratepayer refund process to ensure compliance with federal normalization rules.
The conservation program regulatory liability is for incurred conservation costs that were below the cost recovery in rates and is refundable to customers.
The tax accounting and cost of capital memorandum account regulatory liabilities are related to the estimated customer refunds due to changes in the federal income tax rate and to the March 22, 2018 cost of capital decision for Cal Water (see Item 1. Business - Rates and Regulation).
Short-term regulatory assets and liabilities are excluded from the above table. The short-term regulatory assets for 2018 and 2017 were $42.4 million and $36.8 million, respectively. The short-term regulatory assets, as of December 31, 2018 and 2017, primarily consist of net WRAM and MCBA receivables. The short-term portion of regulatory liabilities for 2018 and 2017 were $12.2 million and $59.3 million, respectively. The short-term regulatory liabilities, as of December 31, 2018 and 2017, primarily consist of TCP settlement proceeds (see Note 14 - Commitments and Contingencies) and net WRAM and MCBA liability balances.
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
Long-Term Debt Premium, Discount and Expense
The premiums, discounts, and issuance expenses on long-term debt are amortized over the original lives of the related debt on a straight-line basis which approximates the effective interest method. Premiums paid on the early redemption of certain debt and the unamortized original issuance discount and expense are amortized over the life of new debt issued in conjunction with the early redemption. Amortization expense included in interest expense for 2018, 2017, and 2016 was $1.1 million, $0.9 million, and $0.9 million, respectively.

CALIFORNIA WATER SERVICE GROUP
Notes to Consolidated Financial Statements (Continued)
December 31, 2018, 2017, and 2016
Dollar amounts in thousands unless otherwise stated
2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Advances for Construction
Advances for construction consist of payments received from developers for installation of water production and distribution facilities to serve new developments. Advances are excluded from rate base for rate setting purposes. Annual refunds are made to developers without interest. Advances of $186.3 million, and $182.5 million at December 31, 2018 and 2017, respectively, will be refunded primarily over a 40-year period in equal annual amounts. Estimated refunds of advances for the succeeding 5 years are approximately $7.9 million in 2019, $7.7 million in 2020, $7.7 million in 2021, $7.6 million in 2022, and $7.6 million in 2023.
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
Historically the Commissions reduced revenue requirements for the tax effects of certain originating temporary differences and allowed recovery of these tax costs as the related temporary differences reverse. The Commissions have granted the Company rate increases to reflect the normalization of the tax benefits of the federal accelerated methods and available Investment Tax Credits (ITC) for all assets placed in service after 1980. ITCs are deferred and amortized over the lives of the related properties for book purposes. The CPUC sets rates utilizing the flow through method of accounting for state income taxes.
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
The accounting standards for accounting for uncertainty in income taxes allows the inclusion of interest and penalties related to uncertain tax positions as a component of income taxes. (see Note 10 - Income Taxes).
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
December 31, 2018, 2017, and 2016
Dollar amounts in thousands unless otherwise stated
2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The Company did not grant any Stock Appreciation Rights (SARs) in 2018, 2017, and 2016. There were 64,500 SARs outstanding during the first quarter of 2016 which resulted in 3 dilutive SARs for the year. The dilutive effect is shown in the table below:

	2018	2017	2016
	(In thousands, except per share data)
Net income available to common stockholders	$65,584	$72,940	$48,675
Weighted average common shares, basic	48,060	48,009	47,953
Dilutive SARs (treasury method)	—	—	3
Weighted average common shares, dilutive	48,060	48,009	47,956
Earnings per share—basic	$1.36	$1.52	$1.02
Earnings per share—diluted	$1.36	$1.52	$1.01
Stock-based Compensation
Stock-based compensation cost is measured at the grant date based on the fair value of the award. The Company recognizes compensation expense on a straight-line basis over the requisite service period, which is the vesting period.
Comprehensive Income or Loss
Comprehensive income for all periods presented was the same as net income.
Accumulated Other Comprehensive Income
The Company did not have any accumulated other comprehensive income or loss transactions as of December 31, 2018 and 2017.
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
In August of 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230) - Classification of Certain Cash Receipts and Cash Payments. This update adds and clarifies guidance on the classification of certain cash receipts and payments in the statement of cash flows. The Company is required to classify proceeds from the settlement of insurance claims on the basis of the nature of the loss and from the settlement of Company-owned life insurance policies as cash inflows on the Consolidated Statements of Cash Flows. The Company implemented the standard on January 1, 2018 and retrospectively applied the standard in the comparative period. The standard does not have a significant impact to the Company's consolidated financial statements.
In November of 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230) - Restricted Cash. The update requires the Company to combine restricted cash with cash and cash equivalents when reconciling the beginning and end of period balances in the Consolidated Statements of Cash Flows. The Company implemented the standard on January 1, 2018 and retrospectively applied the standard in the comparative periods.

CALIFORNIA WATER SERVICE GROUP
Notes to Consolidated Financial Statements (Continued)
December 31, 2018, 2017, and 2016
Dollar amounts in thousands unless otherwise stated
2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The following tables show the effect of the accounting change to the Consolidated Statements of Cash Flows for 2017 and 2016:

	2017
Consolidated Statement of Cash Flows line item	As Previously Reported	Adjustments	As Adjusted
Change in restricted cash	$(81)	$81	$—
Net cash used in investing activities	$(206,652)	$81	$(206,571)
Change in cash, cash equivalents, and restricted cash	$69,284	$81	$69,365
Cash, cash equivalents, and restricted cash at beginning of period	$25,492	$443	$25,935
Cash, cash equivalents, and restricted cash at end of period	$94,776	$524	$95,300

	2016
Consolidated Statement of Cash Flows line item	As Previously Reported	Adjustments	As Adjusted
Change in restricted cash	$66	$(66)	$—
Net cash used in investing activities	$(230,839)	$(66)	$(230,905)
Change in cash, cash equivalents, and restricted cash	$16,655	$(66)	$16,589
Cash, cash equivalents, and restricted cash at beginning of period	$8,837	$509	$9,346
Cash, cash equivalents, and restricted cash at end of period	$25,492	$443	$25,935
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
The standard became effective as of January 1, 2018. The presentation amendments were applied retrospectively and the capitalization amendments were applied prospectively on and after the effective date. The Company applied the practical expedient that permits the Company to use the amounts disclosed in its pension and other postretirement benefit plan footnote from the prior comparative periods as the estimation basis for applying the retrospective presentation requirements. The Commissions have authorized the Company to recover a portion of the other components of net periodic benefit cost through the Company’s capital program. Thus, on and after the effective date, the other components of net periodic benefit cost that have previously been recorded as part of utility plant have been recognized as a regulatory asset. As a result, the changes required by the standard did not have a material impact on the results of operations of financial position.

CALIFORNIA WATER SERVICE GROUP
Notes to Consolidated Financial Statements (Continued)
December 31, 2018, 2017, and 2016
Dollar amounts in thousands unless otherwise stated
2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The following tables show the effect of the accounting change to the Consolidated Statements of Income for 2017 and 2016:

	2017
Consolidated Statement of Income line item	As Previously Reported	Adjustments	As Adjusted
Administrative and general	$102,914	$(9,588)	$93,326
Income taxes	$28,928	$2,887	$31,815
Total operating expenses	$572,267	$(6,701)	$565,566
Net operating income	$94,623	$6,701	$101,324
Other components of net periodic benefit cost	$—	$(9,588)	$(9,588)
Income tax expense on other income and expenses	$(4,435)	$2,887	$(1,548)
Net other income (loss)	$6,486	$(6,701)	$(215)

	2016
Consolidated Statement of Income line item	As Previously Reported	Adjustments	As Adjusted
Administrative and general	$98,474	$(10,873)	$87,601
Income taxes	$24,804	$4,431	$29,235
Total operating expenses	$533,176	$(6,442)	$526,734
Net operating income	$76,194	$6,442	$82,636
Other components of net periodic benefit cost	$—	$(10,873)	$(10,873)
Income tax benefit (expense) on other income and expenses	$(2,012)	$4,431	$2,419
Net other income (loss)	$2,982	$(6,442)	$(3,460)
New Accounting Standards Issued But Not Yet Adopted
In February of 2016, the FASB issued ASU 2016-02, Leases, which amends the guidance relating to the definition of a lease, recognition of lease assets and liabilities on the balance sheet, and the related disclosure requirements. In July of 2018, the FASB issued ASU 2018-11, Leases: Targeted Improvements, which amends the new leasing guidance such that entities may elect not to restate their comparative periods in the period of adoption. The guidance requires lessees to recognize an asset and liability on the balance sheet for all of their lease obligations. Operating leases were previously not recognized on the balance sheet. ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2018 and early adoption is permitted. The Company will adopt the standard using the modified retrospective method for its existing leases and expects this standard to increase lease assets and lease liabilities on the Consolidated Balance Sheets. The Company intends to elect certain practical expedients and will carry forward historical conclusions related to (1) contracts that contain leases, (2) existing lease classification for any expired or existing leases, and (3) initial direct costs for any existing leases. The Company will also apply the practical expedient that will allow the Company to elect, as an accounting policy, by asset class, to include both lease and nonlease components as a single component and account for it as a lease. The Company will apply the short-term lease exception for lessees which will allow the Company to not have to apply the recognition requirements of the new leasing guidance for short-term leases and to recognize lease payments in net income on a straight line basis over the lease term. The Company estimates approximately $13.8 million will be recognized as total right-of-use assets and total lease liabilities on the Company's Consolidated Balance Sheet as of January 1, 2019. Otherwise, the Company does not expect the new standard to have a material impact on the remaining consolidated financial statements.

CALIFORNIA WATER SERVICE GROUP
Notes to Consolidated Financial Statements (Continued)
December 31, 2018, 2017, and 2016
Dollar amounts in thousands unless otherwise stated

3 OTHER INCOME AND EXPENSES
The Company conducts various non-regulated activities as reflected in the table below:

	2018		2017		2016
	Revenue	Expense	Revenue	Expense	Revenue	Expense
Operating and maintenance	$10,392	$11,895	$8,621	$8,847	$8,430	$9,061
Leases	2,467	135	2,015	182	1,923	204
Design and construction	1,273	1,202	1,918	1,635	1,792	1,473
Meter reading and billing	391	157	256	(6)	242	62
Interest income	133	—	68	—	18	—
Change in value of life insurance contracts loss (gain)	—	2,340	—	(3,057)	—	(1,026)
Other non-regulated income and expenses	3,616	7,058	3,020	1,789	4,180	1,671
Total	$18,272	$22,787	$15,898	$9,390	$16,585	$11,445
Operating and maintenance services and meter reading and billing services are provided for water and wastewater systems owned by private companies and municipalities. The agreements typically call for a fee-per-service or a flat-rate amount per month. Leases have been entered into with telecommunications companies for cellular phone antennas placed on the Company's property. Design and construction services are for the design and installation of water mains and other water infrastructure for others outside the Company's regulated service areas. Third-party insurance program gains and losses are included in other non-regulated income and expenses. The 2018 other non-regulated income and expenses included $5.4 million of new business development expenses. Also, the 2016 other non-regulated income and expenses included a litigation gain of $1.5 million.
4 INTANGIBLE ASSETS
As of December 31, 2018 and 2017, intangible assets that will continue to be amortized and those not amortized were:

	Weighted Average Amortization Period (years)	2018			2017
		Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Amortized intangible assets:
Water pumping rights	usage	$1,084	$112	$972	$1,084	$108	$976
Water planning studies	9	18,364	11,899	6,465	15,922	10,306	5,616
Leasehold improvements and other	17	1,519	882	637	1,426	804	622
Total		$20,967	$12,893	$8,074	$18,432	$11,218	$7,214
Unamortized intangible assets:
Perpetual water rights and other		$3,776	$—	$3,776	$3,780	$—	$3,780
Water pumping rights usage is the amount of water pumped from aquifers to be treated and distributed to customers.
For the year ended December 31, 2018 amortization of intangible assets was $1.7 million and for the years ended December 31, 2017 and 2016, amortization of intangible assets was $1.6 million. Estimated future amortization expense related to intangible assets for the succeeding 5 years is approximately $1.6 million in 2019, $1.1 million in 2020, $1.1 million in 2021, $0.9 million in 2022, $0.8 million in 2023, and $2.6 million thereafter.

CALIFORNIA WATER SERVICE GROUP
Notes to Consolidated Financial Statements (Continued)
December 31, 2018 and 2017
Dollar amounts in thousands unless otherwise stated

5 PREFERRED STOCK
The Company is authorized to issue 241,000 shares of Preferred Stock as of December 31, 2018. No shares of Preferred Stock were issued and outstanding as of December 31, 2018 or 2017.
6 COMMON STOCKHOLDERS' EQUITY
As of December 31, 2018 and 2017, 48,064,707 shares and 48,012,432 shares, respectively, of common stock were issued and outstanding.
Effective January 1, 2019, the Company implemented an Employee Stock Purchase Plan (ESPP). Under the ESPP, qualified employees are permitted to purchase the Company’s common stock at 90% of the market value of the common stock on the specified stock purchase date. The ESPP is deemed compensatory and compensation costs will be accounted for under ASC 718, Stock Compensation. Employees’ payroll deductions for common stock purchases may not exceed 10% of their salaries. Employees may purchase up to 2,000 shares per period provided that the value of the shares purchased in any calendar year may not exceed $25,000, as calculated pursuant to the ESPP.
Dividend Reinvestment and Stock Repurchase Plan
The Company has a Dividend Reinvestment and Stock Purchase Plan (DRIP Plan). Under the DRIP Plan, stockholders may reinvest dividends to purchase additional Company common stock without commission fees. The DRIP Plan also allows existing stockholders and other interested investors to purchase Company common stock through the transfer agent up to certain limits. The Company's transfer agent operates the DRIP Plan and purchases shares on the open market to provide shares for the DRIP Plan.
7 SHORT-TERM BORROWINGS
On March 10, 2015, the Company and Cal Water entered into Syndicated Credit Agreements, which provide for unsecured revolving credit facilities of up to an initial aggregate amount of $450.0 million for a term of 5 years. The Company and subsidiaries that it designates may borrow up to $150.0 million under the Company’s revolving credit facility. Cal Water may borrow up to $300.0 million under its revolving credit facility; however, all borrowings need to be repaid within 24 months unless otherwise authorized by the CPUC. The credit facilities may each be expanded by up to $50.0 million subject to certain conditions. The proceeds from the revolving credit facilities may be used for working capital purposes, including the short-term financing of capital projects. The base loan rate may vary from LIBOR plus 72.5 basis points to LIBOR plus 95 basis points, depending on the Company’s total capitalization ratio. Likewise, the unused commitment fee may vary from 8 basis points to 12.5 basis points based on the same ratio. The weighted average interest rate on the lines was 2.91% and 2.05% for the years ended December 31, 2018 and 2017, respectively.
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
As of December 31, 2018 and 2017, the outstanding borrowings on the Company lines of credit were $55.1 million. The borrowings on the Cal Water lines of credit was $10.0 million and $220.0 million as of December 31, 2018 and 2017, respectively.

CALIFORNIA WATER SERVICE GROUP
Notes to Consolidated Financial Statements (Continued)
December 31, 2018 and 2017
Dollar amounts in thousands unless otherwise stated

8 LONG-TERM DEBT
As of December 31, 2018 and 2017, long-term debt outstanding was:

	Series	Interest Rate	Maturity Date	2018	2017
First Mortgage Bonds	TTT	4.610%	2056	$10,000	$10,000
	SSS	4.410%	2046	40,000	40,000
	QQQ	3.330%	2025	50,000	50,000
	RRR	4.310%	2045	50,000	50,000
	PPP	5.500%	2040	100,000	100,000
	LL	5.875%	2019	100,000	100,000
	UUU	3-month LIBOR plus 70 basis points	2020	300,000	—
	AAA	7.280%	2025	20,000	20,000
	BBB	6.770%	2028	20,000	20,000
	CCC	8.150%	2030	20,000	20,000
	DDD	7.130%	2031	20,000	20,000
	EEE	7.110%	2032	20,000	20,000
	GGG	5.290%	2022	7,273	9,091
	HHH	5.290%	2022	7,273	9,091
	III	5.540%	2023	4,546	5,454
	JJJ	5.440%	2018	—	909
	LLL	5.480%	2018	—	10,000
	OOO	6.020%	2031	20,000	20,000
	CC	9.860%	2020	16,800	16,900
Total First Mortgage Bonds				805,892	521,445
California Department of Water Resources Loans		2.6% to 8.0%	2018 - 32	5,830	6,201
Other long-term debt				6,978	7,956
Unamortized debt issuance costs				(3,762)	(3,889)
Total long-term debt, net				814,938	531,713
Less current maturities, net				104,911	15,920
Long-term debt excluding current maturities, net				$710,027	$515,793
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
In 2018, Cal Water repaid $10.9 million of First Mortgage Bonds JJJ and LLL, which matured in 2018. In 2017, Cal Water repaid $20.0 million of First Mortgage Bond FFF, which matured in 2017.
On October 4, 2011, Cal Water entered into a capital lease arrangement with the City of Hawthorne to operate the City's water system for a 15-year period. The $5.8 million and $6.4 million capital lease liability as of December 31, 2018 and 2017 is included in other long-term debt and current maturities set forth above.

CALIFORNIA WATER SERVICE GROUP
Notes to Consolidated Financial Statements (Continued)
December 31, 2018, 2017, and 2016
Dollar amounts in thousands unless otherwise stated

9 OTHER ACCRUED LIABILITIES
As of December 31, 2018 and 2017, other accrued liabilities were:

	2018	2017
Accrued and deferred compensation	$20,229	$23,916
Accrued benefits and workers' compensation claims	5,896	6,640
Other	7,381	6,115
Total other accrued liabilities	$33,506	$36,671
10 INCOME TAXES
Income tax expense (benefit) consisted of the following:

	Federal	State	Total
2018
Current	$—	$3	$3
Deferred	15,995	(126)	15,869
Total	$15,995	$(123)	$15,872
2017
Current	$—	$3	$3
Deferred	35,881	943	36,824
Total	$35,881	$946	$36,827
2016
Current	$130	$2	$132
Deferred	26,603	81	26,684
Total income tax	$26,733	$83	$26,816
The Company's 2018, 2017 and 2016 federal qualified repairs and maintenance deductions totaled $99.0 million, $85.7 million, and $84.9 million, respectively.
The total federal NOL carry-forward was $62.4 million and the state NOL carry-forward was $28.0 million as of December 31, 2018. Management has concluded that the NOL carry-forward amounts are more likely than not to be recovered and therefore require no valuation allowance. The loss and credit carry-forward will begin to expire in 2027.
As of December 31, 2018, the California Enterprise Zone (EZ) credit was $4.2 million net of federal tax benefit for qualified property purchased before January 1, 2015, and placed in service before January 1, 2016. The Company has carry-forward California EZ credits of $2.3 million net of any unrecognized tax benefit. Unused State of California EZ credits can carry-forward until 2024.

CALIFORNIA WATER SERVICE GROUP
Notes to Consolidated Financial Statements (Continued)
December 31, 2018, 2017, and 2016
Dollar amounts in thousands unless otherwise stated
10 INCOME TAXES (Continued)

The difference between the recorded and the statutory income tax expense is reconciled in the table below:

	2018	2017	2016
Statutory income tax	$17,105	$38,419	$26,422
Increase (reduction) in taxes due to:
State income taxes net of federal tax benefit	5,685	6,017	4,341
Effect of regulatory treatment of fixed asset differences	(5,954)	(4,584)	(4,298)
Investment tax credits	(74)	(74)	(74)
AFUDC equity	(1,106)	(1,528)	—
Share base stock compensation	(278)	(581)	—
Other	494	(842)	425
Total income tax	$15,872	$36,827	$26,816
The effect of regulatory treatment of fixed asset differences includes estimated repair and maintenance deductions and asset related flow through items.
On December 22, 2017, the U.S. government enacted expansive tax legislation commonly referred to as the TCJA. Among other provisions, the TCJA reduces the federal income tax rate from 35 percent to 21 percent beginning on January 1, 2018 and eliminated bonus depreciation for utilities. The TCJA required the Company to re-measure all existing deferred income tax assets and liabilities to reflect the reduction in the federal tax rate. The Company adjusted and recorded the impacts of the TCJA in accordance with rules issued by the SEC in Staff Accounting Bulletin No. 118, for the re-measurement of deferred tax balances as of December 31, 2017.
A TCJA refund of $108.0 million was recorded as a provisional estimate on December 31, 2017. During the year ended December 31, 2018, the Company completed its analysis of its deferred tax balances which resulted in a change from a net deferred income tax regulatory asset to a net regulatory liability. The TCJA refund was $107.0 million, with gross up $42.0 million, total regulatory liabilities for TCJA was $149 million as of December 31, 2018. The Company is still working with state regulators to finalize the ratepayer net refund of $107.0 million to ensure compliance with federal normalization rules. Changes in interpretations, guidance on legislative intent, and any changes in accounting standards for income taxes in response to the TCJA could impact the recorded amounts.
The deferred tax assets and deferred tax liabilities as of December 31, 2018 and 2017, are presented in the following table:

	2018	2017
Deferred tax assets:
Developer deposits for extension agreements and contributions in aid of construction	$39,074	$33,552
Net operating loss carryforward and tax credits	8,257	13,329
Pension liability	8,725	7,906
Income tax regulatory liability	44,072	41,712
Other	4,273	280
Total deferred tax assets	104,401	96,779
Deferred tax liabilities:
Property related basis and depreciation differences	288,544	262,442
WRAM/MCBA and interim rates balancing accounts	26,348	26,404
Other	2,542	2,550
Total deferred tax liabilities	317,434	291,396
Net deferred tax liabilities	$213,033	$194,617

CALIFORNIA WATER SERVICE GROUP
Notes to Consolidated Financial Statements (Continued)
December 31, 2018, 2017, and 2016
Dollar amounts in thousands unless otherwise stated
10 INCOME TAXES (Continued)

The increases in developer deposits for extension agreements and contributions in aid of construction (CIAC) and property related basis and depreciation differences, as compared to the prior year, were mostly due to the TCJA. All developer deposits for CIAC are taxable in 2018 for federal income tax purposes. The increase in the deferred tax asset for the income tax regulatory liability represents the tax gross up to the revenue requirement for the re-measurement of net deferred taxes associated with a lower federal income tax rate as a result of the TCJA and reclassification of certain amounts to income tax regulatory liability, as well as the future tax benefit associated with the expected reduction in revenues related to the recovery of lower income taxes through customer rates.
A valuation allowance was not required at December 31, 2018 and 2017. Based on historical taxable income and future taxable income projections over the period in which the deferred assets are deductible, management believes it is more likely than not that the Company will realize the benefits of the deductible differences.
The following table reconciles the changes in unrecognized tax benefits:

	December 31, 2018	December 31, 2017	December 31, 2016
Balance at beginning of year	$11,058	$10,499	$10,298
Additions for tax positions taken during prior year	—	—	—
Additions for tax positions taken during current year	1,787	559	201
Reduction to prior year tax position	(3,129)	—	—
Lapse of statute of limitations	—	—	—
Balance at end of year	$9,716	$11,058	$10,499
The Company does not expect a material change in its unrecognized tax benefits within the next 12 months. The component of unrecognized tax benefits that, if recognized, would affect the effective tax rate as of December 31, 2018, was $2.9 million, with the remaining balance representing the potential deferral of taxes to later years.
The Company's federal income tax years subject to an examination are from 2013 to 2018 and the state income tax years subject to an examination are from 2012 to 2018.
11 EMPLOYEE BENEFIT PLANS
Savings Plan
The Company sponsors a 401(k) qualified defined contribution savings plan that allows participants to contribute up to 20% of pre-tax compensation. Effective January 1, 2010, the Company matches 75 cents for each dollar contributed by the employee up to a maximum Company match of 6.0% of base salary. Company contributions were $6.0 million, $5.6 million, and $5.4 million, for the years 2018, 2017, and 2016, respectively.
Pension Plans
The Company provides a qualified, defined-benefit, non-contributory pension plan for substantially all employees. The accumulated benefit obligations of the pension plan are $492.4 million and $513.6 million as of December 31, 2018 and 2017, respectively. The fair value of pension plan assets was $469.8 million and $460.9 million as of December 31, 2018 and 2017, respectively.
Prior to 2010, pension payment obligations were generally funded by the purchase of an annuity from a life insurance company. Beginning in 2010, the pension plan trust pays monthly benefits to retirees, rather than the purchase of an annuity. Expected payments to be made are $14.8 million in 2019, $16.2 million in 2020, $17.9 million in 2021, $19.8 million in 2022, and $21.4 million in 2023. The aggregate benefits expected to be paid in the 5 years 2024 through 2028 are $133.9 million. The expected benefit payments are based upon the same assumptions used to measure the Company's benefit obligation at December 31, 2018, and include estimated future employee service.
The Company also maintains an unfunded, non-qualified, supplemental executive retirement plan. The unfunded supplemental executive retirement plan accumulated benefit obligations were $56.8 million and $56.7 million as of December 31,

CALIFORNIA WATER SERVICE GROUP
Notes to Consolidated Financial Statements (Continued)
December 31, 2018, 2017, and 2016
Dollar amounts in thousands unless otherwise stated
11 EMPLOYEE BENEFIT PLANS (Continued)

2018 and 2017, respectively. Benefit payments under the supplemental executive retirement plan are paid currently and are included in the preceding paragraph.
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
The Company records the costs of postretirement benefits other than pensions (PBOP) during the employees' years of active service. Postretirement benefit expense recorded in 2018, 2017, and 2016, was $8.8 million, $8.5 million, and $8.9 million, respectively. The remaining net periodic benefit cost was $2.8 million at December 31, 2018, and is being recovered through future customer rates and is recorded as a regulatory asset. The expected benefit payments, net of retiree premiums and Medicare Part D subsidies, are $2.7 million in 2019, $3.0 million in 2020, $3.2 million in 2021, $3.5 million in 2022, and $3.8 million in 2023. The aggregate benefits expected to be paid in the 5 years 2024 through 2028 are $23.5 million. The expected Medicare Part D subsidies are $0.3 million in 2019, $0.3 million in 2020, $0.3 million in 2021, $0.4 million in 2022, and $0.4 million in 2023. The aggregate Medicare part D subsidies expected to be paid in the 5 years 2024 through 2028 are $2.6 million.
Benefit Plan Assets
The Company actively manages pensions and PBOP trust (Plan) assets. The Company's investment objectives are:

•
Maximize the return on the assets, commensurate with the risk that the Company deems appropriate to meet the obligations of the Plans, minimize the volatility of the pension expense, and account for contingencies;

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
December 31, 2018, 2017, and 2016
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
All Plan investments are level one investments in mutual funds and are valued at the net asset value (NAV) of the shares held at December 31, 2018 and 2017:

	Pension Benefits				Other Benefits
	2018	%	2017	%	2018	%	2017	%
Fixed Income	$188,934	40%	$171,403	37%	$45,446	44%	$60,438	60%
Domestic Equity: Small Cap Stocks	68,843	15%	73,682	16%	—	—	—	—
Domestic Equity: Large Cap Stocks	165,862	35%	169,661	37%	57,179	56%	40,125	40%
Non U.S. Equities	46,135	10%	46,132	10%	—	—	—	—
Total Plan Assets	$469,774	100%	$460,878	100%	$102,625	100%	$100,563	100%
The pension benefits fixed income category includes $5.0 million and $22.5 million of money market fund investments as of December 31, 2018 and 2017, respectively. The other benefits fixed income category includes $9.9 million and $39.4 million of money market fund investments as of December 31, 2018 and 2017, respectively.

CALIFORNIA WATER SERVICE GROUP
Notes to Consolidated Financial Statements (Continued)
December 31, 2018, 2017, and 2016
Dollar amounts in thousands unless otherwise stated
11 EMPLOYEE BENEFIT PLANS (Continued)

Changes in Plan Assets, Benefits Obligations, and Funded Status
The following table reconciles the funded status of the plans with the accrued pension liability and the net postretirement benefit liability as of December 31, 2018 and 2017:

	Pension Benefits		Other Benefits
	2018	2017	2018	2017
Change in projected benefit obligation:
Beginning of year	$671,334	$564,755	$143,368	$122,108
Service cost	29,027	23,801	8,317	7,152
Interest cost	23,994	23,256	4,873	4,988
Assumption change	(80,192)	60,526	(21,672)	15,298
Plan amendment	—	—	2,203	—
Experience loss (gain)	8,523	10,836	(8,226)	(4,546)
Benefits paid, net of retiree premiums	(12,765)	(11,840)	(1,659)	(1,632)
End of year	$639,921	$671,334	$127,204	$143,368
Change in plan assets:
Fair value of plan assets at beginning of year	$460,878	$376,549	$100,563	$86,578
Actual return on plan assets	(22,576)	64,365	(4,320)	6,508
Employer contributions	44,237	31,804	8,041	9,109
Retiree contributions and Medicare part D subsidies	—	—	2,025	1,884
Benefits paid	(12,765)	(11,840)	(3,684)	(3,516)
Fair value of plan assets at end of year	$469,774	$460,878	$102,625	$100,563
Funded status(1)	$(170,147)	$(210,456)	$(24,579)	$(42,805)
Unrecognized actuarial loss	117,973	150,545	18,618	39,796
Unrecognized prior service cost	15,290	20,342	2,326	165
Net amount recognized	$(36,884)	$(39,569)	$(3,635)	$(2,844)
_______________________________________________________________________________

(1)
The short-term portion of the pension benefits was $1.9 million as of December 31, 2018 and $2.0 million as of December 31, 2017 and is recorded as part of other accrued liabilities on the Company's 2018 and 2017 Consolidated Balance Sheets.

Amounts recognized on the balance sheet consist of:

	Pension Benefits		Other Benefits
	2018	2017	2018	2017
(Accrued) benefit costs	$62	$60	$(2,802)	$(3,461)
Accrued benefit liability	(170,147)	(210,456)	(24,579)	(42,805)
Regulatory asset	133,201	170,827	23,746	43,422
Net amount recognized	$(36,884)	$(39,569)	$(3,635)	$(2,844)

CALIFORNIA WATER SERVICE GROUP
Notes to Consolidated Financial Statements (Continued)
December 31, 2018, 2017, and 2016
Dollar amounts in thousands unless otherwise stated
11 EMPLOYEE BENEFIT PLANS (Continued)

Valuation Assumptions
Below are the actuarial assumptions used in determining the benefit obligation for the benefit plans:

	Pension Benefits		Other Benefits
	2018	2017	2018	2017
Weighted average assumptions as of December 31:
Discount rate	4.20%	3.60%	4.25%	3.65%
Long-term rate of return on plan assets	6.50%	6.50%	5.50%	5.50%
Rate of compensation increases - pension plan	3.25%	3.25%	—	—
Rate of compensation increases - SERP	3.75%	3.75%	—	—
Cost of living adjustment	2.50%	2.50%	—	—
The discount rate was derived from the FTSE Pension Discount Curve using the expected payouts for the plan. The long-term rate of return assumption is the expected rate of return on a balanced portfolio invested roughly 60% in equities and 40% in fixed income securities. Returns on equity investments were estimated based on estimates of dividend yield and real earnings added to a 2.50% long-term inflation rate. For the pension and other benefit plans, the assumed returns were 7.62% for domestic equities and 8.73% for foreign equities. Returns on fixed-income investments were projected based on investment maturities and credit spreads added to a 2.50% long-term inflation rate. For the pension and other benefit plans, the assumed returns were 4.78% for fixed income investments and 2.90% for short-term cash investments. The average return for the pension and other benefit plans for the last 5 and 10 years was 5.00% and 8.20%, respectively. The Company is using a long-term rate of return of 6.50% for the pension plan and 5.50% for the other benefit plan, which is between the 25th and 75th percentile of expected results.
In 2018, the Company used the Society of Actuaries 2014 Mortality Tables Report (RP-2014) and Mortality Improvement Scale (MP-2018 with modifications) for measuring retirement plan obligations. The RP-2014 mortality table and improvement scale extended the assumed life expectancy of plan participants which resulted in an increase in the Company's accrued benefit obligation as of December 31, 2018.
Components of Net Periodic Benefit Cost
Net periodic benefit costs for the pension and other postretirement plans for the years ended December 31, 2018, 2017, and 2016 included the following components:

	Pension Plan			Other Benefits
	2018	2017	2016	2018	2017	2016
Service cost	$29,027	$23,801	$20,971	$8,317	$7,152	$6,513
Interest cost	23,994	23,256	22,226	4,873	4,988	4,863
Expected return on plan assets	(27,702)	(24,119)	(21,826)	(5,639)	(4,875)	(4,129)
Net amortization and deferral	16,233	12,962	11,990	1,281	1,186	1,660
Net periodic benefit cost	$41,552	$35,900	$33,361	$8,832	$8,451	$8,907

Service cost portion of the pension plan and other postretirement benefits is recognized in administrative and general within the Consolidated Statements of Income. Other components of net periodic benefit costs include interest costs, expected return on plan assets, amortization of prior service costs, and recognized net actuarial loss and are reported together as other components of net periodic benefit cost within the Consolidated Statements of Income (see Note 2).

CALIFORNIA WATER SERVICE GROUP
Notes to Consolidated Financial Statements (Continued)
December 31, 2018, 2017, and 2016
Dollar amounts in thousands unless otherwise stated
11 EMPLOYEE BENEFIT PLANS (Continued)

Below are the actuarial assumptions used in determining the net periodic benefit costs for the benefit plans, which uses the end of the prior year as the measurement date:

	Pension Benefits		Other Benefits
	2018	2017	2018	2017
Weighted average assumptions as of December 31:
Discount rate	3.60%	4.15%	3.65%	4.25%
Long-term rate of return on plan assets	6.50%	6.50%	5.50%	5.50%
Rate of compensation increases - pension plan	3.25%	3.25%	—	—
Rate of compensation increases - SERP	3.75%	3.75%	—	—
Cost of living adjustment	2.50%	2.50%
The health care cost trend rate assumption has a significant effect on the amounts reported. For 2018 measurement purposes, the Company assumed a 6.3% annual rate of increase in the per capita cost of covered benefits with the rate decreasing to 5.5% by 2020, then gradually grading down to 4.5% over the next 50 years. A 1-percentage point change in assumed health care cost trends is estimated to have the following effect:

	1-Percentage Point Increase	1-Percentage Point (Decrease)
Effect on total service and interest costs	$4,213	$(3,017)
Effect on accumulated postretirement benefit obligation	$29,286	$(22,137)
The Company intends to make annual contributions that meet the funding requirements of ERISA. The Company estimates in 2019 that the annual contribution to the pension plans will be $20.7 million and the annual contribution to the other postretirement plan will be $9.4 million.

CALIFORNIA WATER SERVICE GROUP
Notes to Consolidated Financial Statements (Continued)
December 31, 2018, 2017, and 2016
Dollar amounts in thousands unless otherwise stated
12 STOCK-BASED COMPENSATION PLANS

The Company's equity incentive plan was approved and amended by stockholders on April 27, 2005 and May 20, 2014. The Company is authorized to issue awards up to 2,000,000 shares of common stock.
During 2018 and 2017, the Company granted annual Restricted Stock Awards (RSAs) of 47,273 and 49,290, respectively, of common stock to officers and directors of the Company. In 2018 and 2017, 19,742 RSAs and 20,747 RSAs, respectively, were canceled. Officer RSAs granted in 2018 and 2017 vest over 36 months with the first year cliff vesting. Director RSAs generally vest at the end of 12 months. During 2018 and 2017, the RSAs granted were valued at $35.40 and $36.75 per share, respectively, based upon the fair market value of the Company's common stock on the date of grant.
The Company granted performance-based Restricted Stock Unit Awards (RSUs) of 28,594 and 31,389 of common stock to officers in 2018 and 2017, respectively. Each award reflects a target number of common shares that may be issued to the award recipient. The 2018 and 2017 awards may be earned upon the completion of a 3-year performance period. During 2018 and 2017, the Company issued 48,753 RSUs and 38,709 RSUs, respectively, to officers, and 24,009 RSUs and 19,735 RSUs, respectively, were canceled. Whether RSUs are earned at the end of the performance period will be determined based on the achievement of certain performance objectives set by the Board of Director Compensation Committee in connection with the issuance of the RSUs. The performance objectives are based on the Company's business plan covering the performance period. The performance objectives include achieving the budgeted return on equity, budgeted investment in utility plant, customer service standards, employee safety standards and water quality standards. Depending on the results achieved during the 3-year performance period, the actual number of shares that a grant recipient receives at the end of the performance period may range from 0% to 200% of the target shares granted, provided that the grantee is continuously employed by the Company through the vesting date. If prior to the vesting date employment is terminated by reason of death, disability or normal retirement, then a pro rata portion of this award will vest. RSUs are not included in diluted shares until earned. The RSUs are recognized as expense ratably over the 3 year performance period using a fair market value of $35.40 per share for the 2018 RSUs and $36.75 per share for the 2017 RSUs based on an estimate of RSUs earned during the performance period.
The Company has recorded compensation costs for the RSAs and RSUs which are included in administrative and general operating expenses in the amount of $3.1 million, $3.1 million, and $2.8 million for 2018, 2017 and 2016, respectively.

CALIFORNIA WATER SERVICE GROUP
Notes to Consolidated Financial Statements (Continued)
December 31, 2018, 2017, and 2016
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
Advances for construction fair values were estimated using broker quotes from companies that frequently purchase these investments.

	December 31, 2018
		Fair Value
	Cost	Level 1	Level 2	Level 3	Total
Long-term debt, including current maturities, net	$814,938	$—	$849,551	$—	$849,551
Advances for construction	186,342	—	77,204	—	77,204
Total	$1,001,280	$—	$926,755	$—	$926,755

	December 31, 2017
		Fair Value
	Cost	Level 1	Level 2	Level 3	Total
Long-term debt, including current maturities, net	$531,713	$—	$607,492	$—	$607,492
Advances for construction	182,502	—	75,083	—	75,083
Total	$714,215	$—	$682,575	$—	$682,575

CALIFORNIA WATER SERVICE GROUP
Notes to Consolidated Financial Statements (Continued)
December 31, 2018, 2017, and 2016
Dollar amounts in thousands unless otherwise stated
14 COMMITMENTS AND CONTINGENCIES

Commitments
The Company leases offices, equipment and other facilities, two water systems from cities, and has long-term commitments to purchase water from water wholesalers. The commitments are noted in the table below.

	Facility Leases	System Lease	Water Supply Contracts*	Capital Lease Obligations
2019	$926	$845	$31,082	$1,477
2020	864	845	31,083	1,170
2021	640	845	31,083	1,170
2022	510	845	31,084	1,170
2023	416	845	31,085	1,170
Thereafter	2,722	7,816	520,518	3,217
_______________________________________________________________________________
*    Estimated annual contractual obligations are based on the same payment levels as 2018.
Facility Leases
Company Facility leases include office and other facilities in many of its operating districts. The total paid and charged to operations for such leases was $1.2 million in 2018, $1.1 million in 2017, and $1.0 million in 2016.
System Lease
The system lease is a 15-year lease with the City of Commerce that was renewed in April in 2018 for an additional 15 years. The lease includes an annual lease payment of $0.8 million. The Company has operated the City of Commerce water system since 1985 and is responsible for all operations, maintenance, water quality assurance, customer service programs, and financing capital improvements to provide a reliable supply of water that meets federal and state standards to customers served by the City of Commerce system. The City of Commerce will retain title to the system and system improvements and remain responsible for setting its customers’ water rates. The Company bears the risks of operation and collection of amounts billed to customers. In exchange, the Company receives all revenue from the water system, which was $3.0 million, $3.4 million, and $2.5 million in 2018, 2017, and 2016, respectively. The agreement allows the Company to request a rate change annually in order to recover costs.
Water Supply Contracts
The Company has a long-term contract with the Santa Clara Valley Water District that requires the Company to purchase minimum annual water quantities. Purchases are priced at the districts then-current wholesale water rate. The Company operates to purchase sufficient water to equal or exceed the minimum quantities under the contract. The total paid to Santa Clara Valley Water District was $9.7 million in 2018, $9.1 million in 2017, and $8.5 million in 2016.
The Company also has a water supply contract with Stockton East Water District (SEWD) that requires a fixed monthly payment. Each year, the fixed monthly payment is adjusted for changes to SEWD's costs. The total paid under the contract was $13.7 million in 2018, $14.1 million in 2017, and $12.2 million in 2016.
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
Three other parties, including the City of Bakersfield, are also obligated to purchase a total of 32,500 acre feet per year under separate agreements with the Agency. Further, the Agency has the right to proportionally reduce the water supply provided to all

CALIFORNIA WATER SERVICE GROUP
Notes to Consolidated Financial Statements (Continued)
December 31, 2018, 2017, and 2016
Dollar amounts in thousands unless otherwise stated
14 COMMITMENTS AND CONTINGENCIES (Continued)

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
The Company pays a capital facilities charge and charges related to treated water that together total $9.7 million annually, which equates to $473.42 dollars per acre foot. Total treated water charge for 2018 was $3.5 million. As treated water is being delivered, the Company will also be obligated for the Company's portion of the operating costs; that portion is currently estimated to be $64.21 dollars per acre foot. The actual amount will vary due to variations from estimates, inflation, and other changes in the cost structure. Our overall estimated cost of $473.42 dollars per acre foot is less than the estimated cost of procuring untreated water (assuming water rights could be obtained) and then providing treatment.
Capital Lease Obligations
There are two capital leases; the most significant was the City of Hawthorne water system. In 2011, the Company entered into a 15-year capital lease agreement to operate the City of Hawthorne water system. The system, which is located near the Hermosa Redondo district, serves about half of Hawthorne's population. The agreement required us to make an up-front $8.1 million lease deposit to the city that is being amortized over the lease term. Additionally, annual lease payments of $1.0 million are made to the city and shall be increased or decreased each year on July 1, by the same percentage that the rates charged to customers served by the water system increased or decreased, exclusive of pass-through increases or decreases in the cost of water, power, and city-imposed fees, compared to the rates in effect on July 1 of the prior year, provided, that in no event will the annual lease payment be less than $0.9 million. Under the lease the Company is responsible for all aspects of system operation and capital improvements, although title to the system and system improvements reside with the city. In exchange, the Company receives all revenue from the water system, which was $10.1 million, $10.0 million, and $8.5 million in 2018, 2017, and 2016, respectively. At the end of the lease, the city is required to reimburse the Company for the unamortized value of capital improvements made during the term of the lease. The annual payments were $1.2 million in 2018, $1.1 million in 2017, and $1.0 million in 2016. The capital lease asset was $5.8 million as of December 31, 2018.
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
As previously reported, Cal Water has filed with the City of Bakersfield, in the Superior Court of California, a lawsuit that names potentially PRPs, who manufactured and distributed products containing 1,2,3 trichloropropane (TCP) in California. TCP has been detected in the ground water. The lawsuit seeks to recover treatment costs necessary to remove TCP. On December 20, 2017, Cal Water entered into an $85.0 million settlement agreement and release of claims with the PRPs,

CALIFORNIA WATER SERVICE GROUP
Notes to Consolidated Financial Statements (Continued)
December 31, 2018, 2017, and 2016
Dollar amounts in thousands unless otherwise stated
14 COMMITMENTS AND CONTINGENCIES (Continued)

in California Water Service Company and City of Bakersfield v. The Dow Chemical Company, et al., Civil Case No. CIV-470999 (TCP Action). The TCP Action seeks damages and other relief related to the PRPs’ alleged contamination of drinking water supply and water wells with the chemical TCP. The proceeds from the settlement, after payment of the legal fees, was $56.0 million and will be used to reimburse a portion of the capital costs associated with Cal Water’s remediation efforts related to such alleged TCP contamination. As of December 31, 2018, Cal Water has used $43.9 million of the proceeds on remediation efforts related to the alleged TCP contamination. Under the terms of the Agreement, the PRPs are released from all claims regarding 47 of the 57 total claimed wells, and Cal Water agrees to file a dismissal with prejudice of the TCP Action. The PRPs are also released from future claims regarding TCP contamination of any other wells, unless and until Cal Water has installed granular activated carbon filtration systems or other then-approved Sate treatment technology for TCP on, or replaced, 36 wells due to TCP contamination. As of December 31, 2018, Cal Water believes the proceeds are non-taxable based upon its intent to reinvest them in qualifying assets.

Other Legal Matters
From time to time, the Company is involved in various disputes and litigation matters that arise in the ordinary course of business. The status of each significant matter is reviewed and assessed for potential financial exposure. If the potential loss from any claim or legal proceeding is considered probable and the amount of the range of loss can be estimated, a liability is accrued for the estimated loss in accordance with the accounting standards for contingencies. Legal proceedings are subject to uncertainties, and the outcomes are difficult to predict. Because of such uncertainties, accruals are based on the best information available at the time. While the outcome of these disputes and litigation matters cannot be predicted with any certainty, management does not believe when taking into account existing reserves the ultimate resolution of these matters will materially affect the Company's financial position, results of operations, or cash flows. The Company has recognized a liability of $2.3 million for all known legal matters as of December 31, 2018 mostly due to potable water main leaks and other work related legal matters. The cost of litigation is expensed as incurred and any settlement is first offset against such costs. Any settlement in excess of the cost to litigate is accounted for on a case by case basis, dependent on the nature of the settlement.

CALIFORNIA WATER SERVICE GROUP
Notes to Consolidated Financial Statements (Continued)
December 31, 2018 and 2017
Dollar amounts in thousands unless otherwise stated
15 QUARTERLY FINANCIAL DATA (UNAUDITED)

The Company's common stock is traded on the New York Stock Exchange under the symbol "CWT." The four quarters of 2017 were adjusted for an immaterial computational error that understated operating revenue (see Note 17). Additionally, the quarterly financial data for the first three quarters of 2018 were also adjusted to reflect the correction of the immaterial computational error that understated operating revenue for the first 9 months of 2018. The Company intends to correct this error prospectively in subsequent quarterly filings.

2018	First		Second		Third		Fourth
	As Previously Reported	As Corrected	As Previously Reported	As Corrected	As Previously Reported	As Corrected
Operating revenue	$132,247	$134,553	$172,632	$174,938	$218,983	$221,288	$167,417
Net operating income	8,053	9,836	25,056	26,839	45,548	47,329	26,536
Net (loss) income	(2,545)	(762)	13,022	14,805	34,392	36,173	15,368
Diluted (loss) earnings per share	(0.05)	(0.02)	0.27	0.31	0.72	0.75	0.32
Common stock market price range:
High	45.85	45.85	41.65	41.65	42.95	42.95	49.07
Low	35.25	35.25	35.60	35.60	38.85	38.85	40.10
Dividends paid per common share	0.1875	0.1875	0.1875	0.1875	0.1875	0.1875	0.1875

2017	First		Second		Third		Fourth
	As Previously Reported	As Corrected	As Previously Reported	As Corrected	As Previously Reported	As Corrected	As Adjusted	As Corrected
Operating revenue	$122,036	$124,342	$171,132	$173,438	$211,731	$214,037	$161,991	$164,296
Net operating income (a)	10,553	11,993	26,671	28,111	42,462	43,902	21,638	23,077
Net income	1,132	2,572	18,531	19,971	33,849	35,289	13,669	15,108
Diluted earnings per share	0.02	0.05	0.39	0.42	0.70	0.74	0.29	0.31
Common stock market price range:
High	37.60	37.60	39.40	39.40	39.65	39.65	46.15	46.15
Low	32.45	32.45	32.75	32.75	36.30	36.30	38.15	38.15
Dividends paid per common share	0.1800	0.1800	0.1800	0.1800	0.1800	0.1800	0.1800	0.1800
_______________________________________________________________________________

(a)	The 2017 net operating income reflects the retrospective adoption of ASU 2017-07 (see Note 2). The Company adopted this guidance effective January 1, 2018.

CALIFORNIA WATER SERVICE GROUP
Notes to Consolidated Financial Statements (Continued)
December 31, 2018, 2017, and 2016
Amounts in thousands, except share and per share data or as otherwise stated
16 CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

On April 17, 2009, Cal Water issued $100.0 million aggregate principal amount of 5.875% First Mortgage Bonds due 2019, and on November 17, 2010, Cal Water issued $100.0 million aggregate principal amount of 5.500% First Mortgage Bonds due 2040, all of which are fully and unconditionally guaranteed by the Company. As a result of these guarantee arrangements, the Company is required to present the following condensed consolidating financial information.  The investments in affiliates are accounted for and presented using the “equity method” of accounting
The following tables present the Condensed Consolidating Balance Sheets as of December 31, 2018 and 2017, the Condensed Consolidating Statements of Income for the years ended December 31, 2018, 2017, and 2016, and the Condensed Consolidating Statements of Cash Flows for the years ended December 31, 2018, 2017, and 2016, of (i) California Water Service Group, the guarantor of the First Mortgage Bonds and the parent company; (ii) California Water Service Company, the issuer of the First Mortgage Bonds and a 100% owned consolidated subsidiary of California Water Service Group; and (iii) the other 100% owned non-guarantor consolidated subsidiaries of California Water Service Group. No other subsidiary of the Company guarantees the securities. The condensed consolidating statements of cash flows for the years ended December 31, 2017 and 2016 reflect the retrospective adoption of ASU 2016-09 (see Note 2), which affected California Water Service Company and the other subsidiaries. The Condensed Consolidating Statements of Income for the years ended December 31, 2017 and 2016 reflect the retrospective adoption of ASU 2017-07 (see Note 2), which affect California Water Service Company and the other subsidiaries.

CALIFORNIA WATER SERVICE GROUP
Notes to Consolidated Financial Statements (Continued)
December 31, 2018, 2017, and 2016
Dollar amounts in thousands unless otherwise stated
16 CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (Continued)

CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATING BALANCE SHEET
As of December 31, 2018

	Parent Company	Cal Water	All Other Subsidiaries	Consolidating Adjustments	Consolidated
	(In thousands)
	ASSETS
Utility plant:
Utility plant	$1,318	$3,021,437	$213,888	$(7,197)	$3,229,446
Less accumulated depreciation and amortization	(1,013)	(938,072)	(59,735)	2,097	(996,723)
Net utility plant	305	2,083,365	154,153	(5,100)	2,232,723
Current assets:
Cash and cash equivalents	3,779	33,763	9,634	—	47,176
Receivables and unbilled revenue	126	118,632	4,201	—	122,959
Receivables from affiliates	21,318	4,074	61	(25,453)	—
Other current assets	80	16,907	1,580	—	18,567
Total current assets	25,303	173,376	15,476	(25,453)	188,702
Other assets:
Regulatory assets	—	349,414	4,155	—	353,569
Investments in affiliates	733,156	—	—	(733,156)	—
Long-term affiliate notes receivable	27,829	—	—	(27,829)	—
Other assets	133	58,959	3,821	(203)	62,710
Total other assets	761,118	408,373	7,976	(761,188)	416,279
TOTAL ASSETS	$786,726	$2,665,114	$177,605	$(791,741)	$2,837,704
	CAPITALIZATION AND LIABILITIES
Capitalization:
Common stockholders' equity	$730,157	$659,340	$79,093	$(738,433)	$730,157
Affiliate long-term debt	—	—	27,828	(27,828)	—
Long-term debt, net	—	709,444	583	—	710,027
Total capitalization	730,157	1,368,784	107,504	(766,261)	1,440,184
Current liabilities:
Current maturities of long-term debt, net	—	104,664	247	—	104,911
Short-term borrowings	55,100	10,000	—	—	65,100
Payables to affiliates	17	488	24,948	(25,453)	—
Accounts payable	—	92,310	3,270	—	95,580
Accrued expenses and other liabilities	107	53,655	1,813	—	55,575
Total current liabilities	55,224	261,117	30,278	(25,453)	321,166
Unamortized investment tax credits	—	1,649	—	—	1,649
Deferred income taxes	1,376	210,052	1,648	(43)	213,033
Pension and postretirement benefits other than pensions	—	193,538	—	—	193,538
Regulatory and other long-term liabilities	(31)	250,720	5,817	16	256,522
Advances for construction	—	185,843	499	—	186,342
Contributions in aid of construction	—	193,411	31,859	—	225,270
TOTAL CAPITALIZATION AND LIABILITIES	$786,726	$2,665,114	$177,605	$(791,741)	$2,837,704

CALIFORNIA WATER SERVICE GROUP
Notes to Consolidated Financial Statements (Continued)
December 31, 2018, 2017, and 2016
Dollar amounts in thousands unless otherwise stated
16 CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (Continued)

CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATING BALANCE SHEET
As of December 31, 2017

	Parent Company	Cal Water	All Other Subsidiaries	Consolidating Adjustments	Consolidated
	(In thousands)
	ASSETS
Utility plant:
Utility plant	$1,321	$2,771,259	$204,795	$(7,196)	$2,970,179
Less accumulated depreciation and amortization	(919)	(868,762)	(54,543)	2,010	(922,214)
Net utility plant	402	1,902,497	150,252	(5,186)	2,047,965
Current assets:
Cash and cash equivalents	4,728	80,940	9,108	—	94,776
Receivables and unbilled revenue	—	110,928	4,526	—	115,454
Receivables from affiliates	19,952	4,093	43	(24,088)	—
Other current assets	80	16,569	994	—	17,643
Total current assets	24,760	212,530	14,671	(24,088)	227,873
Other assets:
Regulatory assets	—	401,668	3,814	—	405,482
Investments in affiliates	698,690	—	—	(698,690)	—
Long-term affiliate notes receivable	26,441	—	—	(26,441)	—
Other assets	192	59,581	3,822	(205)	63,390
Total other assets	725,323	461,249	7,636	(725,336)	468,872
TOTAL ASSETS	$750,485	$2,576,276	$172,559	$(754,610)	$2,744,710
	CAPITALIZATION AND LIABILITIES
Capitalization:
Common stockholders' equity	$693,462	$632,059	$77,647	$(703,947)	$699,221
Affiliate long-term debt	—	—	26,441	(26,441)	—
Long-term debt, net	—	514,952	841	—	515,793
Total capitalization	693,462	1,147,011	104,929	(730,388)	1,215,014
Current liabilities:
Current maturities of long-term debt, net	—	15,598	322	—	15,920
Short-term borrowings	55,100	220,000	—	—	275,100
Payables to affiliates	—	580	23,508	(24,088)	—
Accounts payable	—	90,561	3,394	—	93,955
Accrued expenses and other liabilities	271	104,002	1,711	—	105,984
Total current liabilities	55,371	430,741	28,935	(24,088)	490,959
Unamortized investment tax credits	—	1,724	—	—	1,724
Deferred income taxes	1,652	190,675	2,424	(134)	194,617
Pension and postretirement benefits other than pensions	—	252,141	—	—	252,141
Regulatory and other long-term liabilities	—	217,684	3,348	—	221,032
Advances for construction	—	181,979	523	—	182,502
Contributions in aid of construction	—	154,321	32,400	—	186,721
TOTAL CAPITALIZATION AND LIABILITIES	$750,485	$2,576,276	$172,559	$(754,610)	$2,744,710

CALIFORNIA WATER SERVICE GROUP
Notes to Consolidated Financial Statements (Continued)
December 31, 2018, 2017, and 2016
Dollar amounts in thousands unless otherwise stated
16 CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (Continued)

CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATING STATEMENT OF INCOME
For the Year Ended December 31, 2018

	Parent Company	Cal Water	All Other Subsidiaries	Consolidating Adjustments	Consolidated
	(In thousands)
Operating revenue	$—	$656,939	$41,257	$—	$698,196
Operating expenses:
Operations:
Purchased water	—	206,675	428	—	207,103
Purchased power	—	22,460	8,620	—	31,080
Pump taxes	—	14,664	—	—	14,664
Administrative and general	—	90,563	10,218	—	100,781
Other operations	—	73,521	6,930	(583)	79,868
Maintenance	—	23,573	921	—	24,494
Depreciation and amortization	94	78,601	5,173	(87)	83,781
Income tax (benefit) expense	(960)	17,678	948	923	18,589
Property and other taxes	—	24,190	3,106	—	27,296
Total operating (income) expenses	(866)	551,925	36,344	253	587,656
Net operating income	866	105,014	4,913	(253)	110,540
Other income and expenses:
Non-regulated revenue	2,333	17,658	1,197	(2,916)	18,272
Non-regulated expenses	—	(22,122)	(665)	—	(22,787)
Other components of net periodic benefit cost	—	(8,886)	(422)	—	(9,308)
Allowance for equity funds used during construction	—	3,954	—	—	3,954
Gain on non-utility properties	—	50	—	—	50
Income tax expense (benefit) on other income and expenses	(652)	2,616	(63)	816	2,717
Net other income (loss)	1,681	(6,730)	47	(2,100)	(7,102)
Interest:
Interest expense	1,711	38,288	2,251	(2,333)	39,917
Allowance for borrowed funds used during construction	—	(1,909)	(154)	—	(2,063)
Net interest expense	1,711	36,379	2,097	(2,333)	37,854
Equity earnings of subsidiaries	64,748	—	—	(64,748)	—
Net income	$65,584	$61,905	$2,863	$(64,768)	$65,584

CALIFORNIA WATER SERVICE GROUP
Notes to Consolidated Financial Statements (Continued)
December 31, 2018, 2017, and 2016
Dollar amounts in thousands unless otherwise stated
16 CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (Continued)

CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATING STATEMENT OF INCOME
For the Year Ended December 31, 2017

	Parent Company	Cal Water	All Other Subsidiaries	Consolidating Adjustments	Consolidated
	(In thousands)
Operating revenue	$—	$635,604	$40,509	$—	$676,113
Operating expenses:
Operations:
Purchased water	—	198,682	399	—	199,081
Purchased power	—	21,021	7,841	—	28,862
Pump taxes	—	13,924	—	—	13,924
Administrative and general	—	83,163	10,163	—	93,326
Other operations	—	67,069	7,903	(524)	74,448
Maintenance	—	21,595	935	—	22,530
Depreciation and amortization	94	72,327	4,453	(91)	76,783
Income tax (benefit) expense	(498)	33,313	1,405	1,059	35,279
Property and other taxes	(4)	21,778	3,023	—	24,797
Total operating (income) expenses	(408)	532,872	36,122	444	569,030
Net operating income	408	102,732	4,387	(444)	107,083
Other Income and Expenses:
Non-regulated revenue	1,985	14,608	1,814	(2,509)	15,898
Non-regulated expenses	—	(8,139)	(1,251)	—	(9,390)
Other components of net periodic benefit cost	—	(9,032)	(556)	—	(9,588)
Allowance for equity funds used during construction	—	3,750	—	—	3,750
Gain on sale of non-utility properties	—	663	—	—	663
Income tax expense on other income and expenses	(809)	(1,714)	(47)	1,022	(1,548)
Net other income (loss)	1,176	136	(40)	(1,487)	(215)
Interest:
Interest expense	1,131	35,116	2,026	(1,985)	36,288
Allowance for borrowed funds used during construction	—	(2,319)	(41)	—	(2,360)
Net interest expense	1,131	32,797	1,985	(1,985)	33,928
Equity earnings of subsidiaries	72,487	—	—	(72,487)	—
Net income	$72,940	$70,071	$2,362	$(72,433)	$72,940

CALIFORNIA WATER SERVICE GROUP
Notes to Consolidated Financial Statements (Continued)
December 31, 2018, 2017, and 2016
Dollar amounts in thousands unless otherwise stated
16 CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (Continued)

CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATING STATEMENT OF INCOME
For the Year Ended December 31, 2016

	Parent Company	Cal Water	All Other Subsidiaries	Consolidating Adjustments	Consolidated
	(In thousands)
Operating revenue	$—	$570,514	$38,856	$—	$609,370
Operating expenses:
Operations:
Purchased water	—	181,018	497	—	181,515
Purchased power	—	19,791	7,389	—	27,180
Pump taxes	—	11,298	—	—	11,298
Administrative and general	—	77,247	10,354	—	87,601
Other operations	—	73,918	6,669	(505)	80,082
Maintenance	—	22,053	940	—	22,993
Depreciation and amortization	220	59,138	4,337	(96)	63,599
Income tax (benefit) expense	(398)	27,125	1,498	1,010	29,235
Property and other taxes	—	20,331	2,900	—	23,231
Total operating (income) expenses	(178)	491,919	34,584	409	526,734
Net operating income	178	78,595	4,272	(409)	82,636
Other Income and Expenses:
Non-regulated revenue	1,850	15,114	2,006	(2,385)	16,585
Non-regulated expenses	—	(10,122)	(1,323)	—	(11,445)
Other components of net periodic benefit cost	—	(10,754)	(119)	—	(10,873)
Gain on sale of non-utility properties	—	(146)	—	—	(146)
Income tax expense (benefit) on other income and expenses	(754)	2,406	(205)	972	2,419
Net other income (loss)	1,096	(3,502)	359	(1,413)	(3,460)
Interest:
Interest expense	757	32,682	1,906	(1,879)	33,466
Allowance for borrowed funds used during construction	—	(2,905)	(60)	—	(2,965)
Net interest expense	757	29,777	1,846	(1,879)	30,501
Equity earnings of subsidiaries	48,158	—	—	(48,158)	—
Net income	$48,675	$45,316	$2,785	$(48,101)	$48,675

CALIFORNIA WATER SERVICE GROUP
Notes to Consolidated Financial Statements (Continued)
December 31, 2018, 2017, and 2016
Dollar amounts in thousands unless otherwise stated
16 CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (Continued)

CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2018

	Parent Company	Cal Water	All Other Subsidiaries	Consolidating Adjustments	Consolidated
	(In thousands)
Operating activities:
Net income	$65,584	$61,905	$2,863	$(64,768)	$65,584
Adjustments to reconcile net income to net cash provided by operating activities:
Equity earnings of subsidiaries	(64,748)	—	—	64,748	—
Dividends received from Affiliates	36,043	—	—	(36,043)	—
Depreciation and amortization	94	80,442	5,258	(87)	85,707
Change in value of life insurance contract	—	2,334	—	—	2,334
Stock-based compensation	3,141	—	—	—	3,141
Gain on sale of non-utility properties	—	(50)	—	—	(50)
Changes in normalized deferred income taxes	—	20,909	—	—	20,909
Allowance for equity funds used during construction	—	(3,954)	—	—	(3,954)
Changes in operating assets and liabilities	(290)	16,943	(170)	—	16,483
Other changes in noncurrent assets and liabilities	(348)	(12,284)	1,390	107	(11,135)
Net cash provided by operating activities	39,476	166,245	9,341	(36,043)	179,019
Investing activities:
Utility plant expenditures	—	(261,456)	(10,251)	—	(271,707)
Proceeds from sale of non-utility assets	—	59	—	—	59
Change in affiliate advances	(689)	19	53	617	—
Issuance of affiliate short-term borrowings	(23,700)	—	—	23,700	—
Collection of affiliate short-term debt	20,000	—	—	(20,000)	—
Collection of affiliate long-term debt	1,635	—	—	(1,635)	—
Life insurance benefits	—	3,491	—	—	3,491
Purchase of life insurance	—	(4,925)	—	—	(4,925)
Net cash used in investing activities	(2,754)	(262,812)	(10,198)	2,682	(273,082)
Financing Activities:
Short-term borrowings	20,000	131,000	—	—	151,000
Repayment of short-term borrowings	(20,000)	(341,000)	—	—	(361,000)
Change in affiliate advances	17	(93)	693	(617)	—
Proceeds from affiliate short-term borrowings	20,000	—	3,700	(23,700)	—
Repayment of affiliates short-term debt	(20,000)	—	—	20,000	—
Repayment of affiliates long-term debt	—	—	(1,635)	1,635	—
Issuance of long-term debt, net of expenses	—	299,383	—	—	299,383
Retirement of long-term debt	—	(16,200)	(332)	—	(16,532)
Advances and contribution in aid of construction	—	18,218	394	—	18,612
Refunds of advances for construction	—	(7,279)	(18)	—	(7,297)
Repurchase of common stock	(1,645)	—	—	—	(1,645)
Dividends paid to non-affiliates	(36,043)	—	—	—	(36,043)
Dividends paid to affiliates	—	(34,624)	(1,419)	36,043	—
Net cash (used in) provided by financing activities	(37,671)	49,405	1,383	33,361	46,478
Change in cash, cash equivalents, and restricted cash	(949)	(47,162)	526	—	(47,585)
Cash, cash equivalents, and restricted cash at beginning of period	4,728	81,401	9,171	—	95,300
Cash, cash equivalents, and restricted cash at end of year	$3,779	$34,239	$9,697	$—	$47,715

CALIFORNIA WATER SERVICE GROUP
Notes to Consolidated Financial Statements (Continued)
December 31, 2018, 2017, and 2016
Dollar amounts in thousands unless otherwise stated
16 CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (Continued)

CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2017

	Parent Company	Cal Water	All Other Subsidiaries	Consolidating Adjustments	Consolidated
	(In thousands)
Operating activities:
Net income	$72,940	$70,071	$2,362	$(72,433)	$72,940
Adjustments to reconcile net income to net cash provided by operating activities:
Equity earnings of subsidiaries	(72,487)	—	—	72,487	—
Dividends received from Affiliates	34,563	—	—	(34,563)	—
Depreciation and amortization	94	74,041	4,548	(91)	78,592
Change in value of life insurance contract	—	(3,058)	—	—	(3,058)
Stock-based compensation	3,118	—	—	—	3,118
Gain on sale of non-utility properties	—	(663)	—	—	(663)
Changes in normalized deferred income taxes	—	21,087	—	—	21,087
Allowance for equity funds used during construction	—	(3,750)	—	—	(3,750)
Changes in operating assets and liabilities	184	(36,611)	38	—	(36,389)
Other changes in noncurrent assets and liabilities	254	13,101	2,573	37	15,965
Net cash provided by operating activities	38,666	134,218	9,521	(34,563)	147,842
Investing activities:
Utility plant expenditures	(4)	(252,055)	(7,135)	—	(259,194)
TCP settlement proceeds	—	56,004	—	—	56,004
Proceeds from sale of non-utility assets	—	666	—	—	666
Change in affiliate advances	172	(485)	(50)	363	—
Issuance of affiliate short-term borrowings	(2,610)	—	—	2,610	—
Collection of affiliate long-term debt	1,356	—	—	(1,356)	—
Life insurance benefits	—	1,558	—	—	1,558
Purchase of life insurance	—	(5,605)	—	—	(5,605)
Net cash used in investing activities	(1,086)	(199,917)	(7,185)	1,617	(206,571)
Financing Activities:
Short-term borrowings	—	265,000	—	—	265,000
Repayment of short-term borrowings	(2,000)	(85,000)	—	—	(87,000)
Change in affiliate advances	—	41	322	(363)	—
Proceeds from affiliate short-term borrowings	—	—	2,610	(2,610)	—
Repayment of affiliates long-term debt	—	—	(1,356)	1,356	—
Retirement of long-term debt	—	(26,223)	(606)	—	(26,829)
Advances and contribution in aid of construction	—	21,075	294	—	21,369
Refunds of advances for construction	—	(8,373)	(5)	—	(8,378)
Repurchase of common stock	(1,505)	—	—	—	(1,505)
Dividends paid to non-affiliates	(34,563)	—	—	—	(34,563)
Dividends paid to affiliates	—	(33,015)	(1,548)	34,563	—
Net cash (used in) provided by financing activities	(38,068)	133,505	(289)	32,946	128,094
Change in cash, cash equivalents, and restricted cash	(488)	67,806	2,047	—	69,365
Cash, cash equivalents, and restricted cash at beginning of period	5,216	13,595	7,124	—	25,935
Cash, cash equivalents, and restricted cash at end of year	$4,728	$81,401	$9,171	$—	$95,300

CALIFORNIA WATER SERVICE GROUP
Notes to Consolidated Financial Statements (Continued)
December 31, 2018, 2017, and 2016
Dollar amounts in thousands unless otherwise stated
16 CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (Continued)

California Water Service Group
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2016

	Parent Company	Cal Water	All Other Subsidiaries	Consolidating Adjustments	Consolidated
	(In thousands)
Operating activities:
Net income	$48,675	$45,316	$2,785	$(48,101)	$48,675
Adjustments to reconcile net income to net cash provided by operating activities:
Equity earnings of subsidiaries	(48,158)	—	—	48,158	—
Dividends received from affiliates	33,081	—	—	(33,081)	—
Depreciation and amortization	220	60,572	4,507	(96)	65,203
Amortization of debt premium	—	871	—	—	871
Changes in normalized deferred income taxes	—	26,818	—	—	26,818
Change in value of life insurance contracts	—	(1,026)	—	—	(1,026)
Stock-based compensation	2,849	—	—	—	2,849
Loss on sale of non-utility properties	—	146	—	—	146
Write-off of capital costs	—	3,221	—	—	3,221
Changes in operating assets and liabilities	(14)	6,534	261	—	6,781
Other changes in noncurrent assets and liabilities	355	4,645	1,867	39	6,906
Net cash provided by operating activities	37,008	147,097	9,420	(33,081)	160,444
Investing activities:
Utility plant expenditures	—	(224,378)	(4,560)	—	(228,938)
Proceeds from sale of non-utility assets	—	395	—	—	395
Change in affiliate advances	291	1,111	(67)	(1,335)	—
Collection of affiliate short-term borrowings	365	42,100	—	(42,465)	—
Issuance of affiliate short-term borrowings	(2,365)	(20,600)	—	22,965	—
Collection of affiliate long-term debt	1,175	—	—	(1,175)	—
Life insurance benefits	—	495	—	—	495
Purchase of life insurance	—	(2,857)	—	—	(2,857)
Net cash used in investing activities	(534)	(203,734)	(4,627)	(22,010)	(230,905)
Financing Activities:
Short-term borrowings	44,100	101,000	—	—	145,100
Repayment of short-term borrowings	(20,615)	(61,000)	—	—	(81,615)
Change in affiliate advances	—	(128)	(1,207)	1,335	—
Proceeds from affiliate short-term borrowings	20,600	—	2,365	(22,965)	—
Repayment of affiliate short-term borrowings	(42,100)	—	(365)	42,465	—
Repayment of affiliates long-term debt	—	—	(1,175)	1,175	—
Issuance of long term debt, net of expenses	—	49,823	—	—	49,823
Advances and contribution in aid of construction	—	21,329	119	—	21,448
Refunds of advances for construction	—	(6,855)	(30)	—	(6,885)
Retirement of long-term debt	—	(6,548)	(448)	—	(6,996)
Dividends paid to non-affiliates	(33,081)	—	—	—	(33,081)
Repurchase of common stock	(744)	—	—	—	(744)
Dividends paid to affiliates	—	(32,105)	(976)	33,081	—
Net cash (used in) provided by financing activities	(31,840)	65,516	(1,717)	55,091	87,050
Change in cash, cash equivalents, and restricted cash	4,634	8,879	3,076	—	16,589
Cash, cash equivalents, and restricted cash at beginning of period	582	4,716	4,048	—	9,346
Cash, cash equivalents, and restricted cash at end of year	$5,216	$13,595	$7,124	$—	$25,935

CALIFORNIA WATER SERVICE GROUP
Notes to Consolidated Financial Statements (Continued)
December 31, 2018, 2017, and 2016
Dollar amounts in thousands unless otherwise stated
17 IMMATERIAL RESTATEMENT OF PRIOR PERIOD FINANCIAL STATEMENTS

Subsequent to the issuance of the Company's Consolidated Financial Statements for the year ended December 31, 2017, the Company identified an immaterial computational error related to the amount of authorized revenue recorded pursuant to the Company's pension and health care cost recovery balancing accounts. In accordance with the 2015 GRC, the Company adjusts the revenue and corresponding balancing accounts quarterly to reflect actual pension and health care costs, subject to certain limitations prescribed by the 2015 GRC. The error does not impact the billings to customers or the cash collected from customers in this GRC period, which ends on December 31, 2019. As provided for in the 2015 GRC, the amounts included in the balancing account will be recovered from or refunded to customers during the next GRC period.
The Company corrected the error in the accompanying Consolidated Financial Statements for the year ended December 31, 2017. The Company believes the correction of the error is immaterial to the previously issued Consolidated Financial Statements for prior periods.
The corrections to the Company's Consolidated Statement of Income for the year ended December 31, 2017 were as follows:
Consolidated Statement of Income

	2017
	As Previously Reported	Adjustments (a)	As Adjusted	Corrections	As Corrected
	(In thousands, except per share data)
Operating revenue	$666,890	$—	$666,890	$9,223	$676,113
Operating expenses:
Income taxes	28,928	2,887	31,815	3,464	35,279
Total operating expenses	572,267	(6,701)	565,566	3,464	569,030
Net operating income	94,623	6,701	101,324	5,759	107,083
Net income	$67,181	$—	$67,181	$5,759	$72,940
Earnings per share:
Basic	$1.40	$—	$1.40	$0.12	$1.52
Diluted	$1.40	$—	$1.40	$0.12	$1.52
_______________________________________________________________________________

(a)	Reflects the retrospective adoption of ASU 2017-07 (see Note 2). The Company adopted this guidance effective January 1, 2018.

CALIFORNIA WATER SERVICE GROUP
Notes to Consolidated Financial Statements (Continued)
December 31, 2018, 2017, and 2016
Dollar amounts in thousands unless otherwise stated
17 IMMATERIAL RESTATEMENT OF PRIOR PERIOD FINANCIAL STATEMENTS (Continued)

The corrections to the Company's Consolidated Balance Sheet as of December 31, 2017 were as follows:
Consolidated Balance Sheet

	December 31, 2017
	As Previously Reported	Corrections	As Corrected
	(In thousands, except per share data)
ASSETS
Other assets:
Regulatory assets	$401,147	$4,335	$405,482
Total other assets	464,537	4,335	468,872
TOTAL ASSETS	$2,740,375	$4,335	$2,744,710
CAPITALIZATION AND LIABILITIES
Capitalization:
Retained earnings	$356,753	$5,759	$362,512
Total common stockholders' equity	693,462	5,759	699,221
Total capitalization	1,209,255	5,759	1,215,014
Deferred income taxes	192,946	1,671	194,617
Regulatory liabilities	179,706	(3,095)	176,611
TOTAL CAPITALIZATION AND LIABILITIES	$2,740,375	$4,335	$2,744,710
The corrections to the Company's Consolidated Statement of Cash Flows for the year ended December 31, 2017 were as follows:

	2017
	As Previously Reported	Corrections	As Corrected
	(In thousands)
Operating activities:
Net income	$67,181	$5,759	$72,940
Other changes in noncurrent assets and liabilities	19,511	(5,759)	13,752
Net cash provided by operating activities	$147,842	$—	$147,842
Other than for the correction to net income, retained earnings, and total stockholders’ equity shown above, the corrections had no impact to the Consolidated Statement of Common Stockholders' Equity for the year ended December 31, 2017.
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
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2018. Based on that evaluation, we concluded that our disclosure controls and procedures were not effective due to a material weakness in internal control over financial reporting described below.
In connection with the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, filed on March 1, 2018, the CEO and CFO evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2017. Based upon those evaluations, the CEO and CFO concluded that the Company's disclosure controls and procedures were effective as of December 31, 2017. Subsequent to that evaluation and as a result of a computational error identified by management, the CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2017, and December 31, 2018, due to the material weakness described below relating to the accounting for regulatory assets and liabilities, specifically controls over the accuracy and completeness of the pension and healthcare cost balancing accounts as they relate to the values authorized in the 2015 General Rate Case (GRC).
Notwithstanding the material weakness described below, based on the additional analysis and other post-closing procedures performed, the Company believes the audited Consolidated Financial Statements and other financial information included in this Annual Report on Form 10-K, are fairly presented, in all material respects, in conformity with accounting principles generally accepted in the United States of America.
Management's Annual Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended). Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in "Internal Control-Integrated Framework (2013)". As a result of the material weakness in internal control over financial reporting described below, management has concluded that, our internal control over financial reporting was not effective as of December 31, 2018. Our independent registered public accounting firm, Deloitte & Touche LLP, has audited the effectiveness of our internal control over financial reporting as of December 31, 2018, as stated in their report, which is included in Item 8 and incorporated herein.
A material weakness, as defined in Exchange Act Rule 12b-2, is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.
Identification of the Material Weakness in Internal Controls over Financial Reporting: The Company did not design and maintain effective internal controls over its accounting for regulatory assets and liabilities, specifically controls over the accuracy and completeness of the pension balancing (PCBA) and healthcare balancing (HCBA) accounts as they relate to the amounts authorized in the 2015 GRC. Each account was initially recorded using an incorrect input amount from the 2015 GRC. The material weakness resulted in an error to revenue, regulatory assets, and regulatory liabilities balances for the year ended December 31, 2017 and for the first three quarters of 2018, included in the Company’s financial statements, that was identified during the fourth quarter of 2018. The error was corrected by revising the financial information for the prior year and for the three quarters of 2018 presented herein. Refer to Note 17 to the audited Consolidated Financial Statements for further information.
Changes in Internal Control over Financial Reporting: Other than the material weakness noted above, there were no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended December 31, 2018, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.
Plan for Remediation of the Material Weakness in Internal Control over Financial Reporting: Company management, with the oversight of the Audit Committee of the Board of Directors, is actively engaged in the planning for and implementation of remediation efforts to address the material weakness. Management plans to implement the following changes in order to remediate the material weakness:

•
Management will revise the design of the following existing control. The accounting function will prepare the detailed calculations of the balancing account revenue for the PCBA and HCBA accounts. That calculation will be reviewed monthly by the Director of Financial Reporting, and then provided as part of the package to be reviewed by the Regulatory Accounting and Rates Teams monthly. The review will include a validation of all assumptions and inputs used to determine the balancing account revenue and related balance sheet accounts.

•
Management will implement the following new control. When a new GRC is approved or there is a rate case settlement, the Accounting and Rates teams will review GRC provisions/events/requirements that have financial reporting impacts. The Accounting Department will prepare a memo outlining the specific accounting procedures for each balancing account and will include the applicable calculations and documents supporting the proposed financial reporting impact resulting from the GRC. These documents will be provided to the Rate Department to be reviewed and approved.

Management is committed to continuous improvement of the Company’s financial reporting controls and will continue to diligently review the Company’s internal controls over financial reporting.  As management continues to evaluate and work to improve internal controls over financial reporting, the Company may determine to take additional measures to address the material weakness or determine to modify certain of the remediation measures described above.
Management has addressed and corrected the computation error and is implementing the remediation plan during the first quarter of 2019.
Item 9B.    Other Information.
On February 27, 2019, the Company filed with the Delaware Secretary of State a Certificate of Elimination of Series D Participating Preferred Stock, which returned the 221,000 shares that had previously been designated as Series D Preferred Stock but had never been issued to the status of preferred shares of the Company, without designation as to series.
The foregoing summary of the Certificate of Elimination is qualified in its entirety by reference to the full text of the Certificate of Elimination, a copy of which is attached as Exhibit 4.2.

PART III
Item 10.    Directors and Executive Officers and Corporate Governance.
The information required by this Item as to directors of the Company and the Company's Audit Committee is contained in the sections captioned "Board Structure" and "Proposal No. 1—Election of Directors" of the 2018 Proxy Statement, and is incorporated herein by reference.
Information required by this Item regarding executive officers is included in a separate section captioned "Executive Officers of the Registrant" contained in Part I of this annual report.
We have adopted a code of ethics that applies to all of our directors, officers, and employees, including our principal executive, financial and accounting officers, or persons performing similar functions. Our Code of Ethics is posted on our corporate governance website located at http://www.calwatergroup.com. In addition, amendments to the Code of Ethics and any grant of a waiver from a provision of the Code of Ethics requiring disclosure under applicable SEC and NYSE rules will be disclosed at the same location as the Code of Ethics on our corporate governance website located at http://www.calwatergroup.com within four business days of such amendment or waiver.
Item 11.    Executive Compensation.
The information required by this Item is contained under the captions "Compensation Discussion and Analysis," "Report of the Organization and Compensation Committee of the Board of Directors on Executive Compensation," and "Organization and Compensation Committee Interlocks and Insider Participation" of the 2018 Proxy Statement and is incorporated herein by reference.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this Item regarding security ownership of certain beneficial owners and management is contained in the section captioned "Stock Ownership of Management and Certain Beneficial Owners" of the 2018 Proxy Statement and is incorporated herein by reference.
The following table represents securities authorized to be issued under our equity compensation plan:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Rights (a)	Weighted-Average Exercise Price of Outstanding Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plan (Excluding Securities Reflected in Column) (a)
Equity compensation plans approved by security holders	—	—	730,185
Equity compensation plans not approved by security holders	—	—	—
Total	—	$—	730,185

Item 13.    Certain Relationships and Related Transactions and Director Independence.
The information required by this Item is contained in the sections captioned "Certain Related Persons Transactions" and "Board Structure" of the 2018 Proxy Statement and is incorporated herein by reference.
Item 14.    Principal Accountant Fees and Services.
The information required by this Item is contained in the section captioned "Report of the Audit Committee" and "Relationship with the Independent Registered Public Accounting Firm" of the 2018 Proxy Statement and is incorporated herein by reference.

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

4.2	Certificate of Elimination of the Series D Participating Preferred Stock, as filed with Delaware Secretary of State on February 27, 2019
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

4.7
Forty-Fourth Supplemental Indenture dated as of April 17, 2009, between California Water Service Company and U.S. Bank National Association, as Trustee, covering 6.77% First Mortgage Bonds due 2028, Series BBB. (Exhibit 4.6 to Current Report on Form 8-K filed April 21, 2009)

4.8
Forty-Fifth Supplemental Indenture dated as of April 17, 2009, between California Water Service Company and U.S. Bank National Association, as Trustee, covering 8.15% First Mortgage Bonds due 2030, Series CCC. (Exhibit 4.7 to Current Report on Form 8-K filed April 21, 2009)

4.9
Forty-Sixth Supplemental Indenture dated as of April 17, 2009, between California Water Service Company and U.S. Bank National Association, as Trustee, covering 7.13% First Mortgage Bonds due 2031, Series DDD. (Exhibit 4.8 to Current Report on Form 8-K filed April 21, 2009)

4.1
Forty-Seventh Supplemental Indenture dated as of April 17, 2009, between California Water Service Company and U.S. Bank National Association, as Trustee, covering 7.11% First Mortgage Bonds due 2032, Series EEE. (Exhibit 4.9 to Current Report on Form 8-K filed April 21, 2009)

4.11
Forty-Eighth Supplemental Indenture dated as of April 17, 2009, between California Water Service Company and U.S. Bank National Association, as Trustee, covering 5.90% First Mortgage Bonds due 2017, Series FFF. (Exhibit 4.10 to Current Report on Form 8-K filed April 21, 2009)

4.12
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

4.14
Fifty-First Supplemental Indenture dated as of April 17, 2009, between California Water Service Company and U.S. Bank National Association, as Trustee, covering 5.54% First Mortgage Bonds due 2023, Series III. (Exhibit 4.13 to Current Report on Form 8-K filed April 21, 2009)

4.15
Fifty-Second Supplemental Indenture dated as of April 17, 2009, between California Water Service Company and U.S. Bank National Association, as Trustee, covering 5.44% First Mortgage Bonds due 2018, Series JJJ. (Exhibit 4.14 to Current Report on Form 8-K filed April 21, 2009)

4.16
Fifty-Fourth Supplemental Indenture dated as of April 17, 2009, between California Water Service Company and U.S. Bank National Association, as Trustee, covering 5.48% First Mortgage Bonds due 2018, Series LLL. (Exhibit 4.16 to Current Report on Form 8-K filed April 21, 2009)

4.17
Fifty-Seventh Supplemental Indenture dated as of April 17, 2009, between California Water Service Company and U.S. Bank National Association, as Trustee, covering 6.02% First Mortgage Bonds due 2031, Series OOO. (Exhibit 4.19 to Current Report on Form 8-K filed April 21, 2009)

4.18
Fifty-Eighth Supplemental Indenture dated as of November 22, 2010, between California Water Service Company and U.S. Bank National Association, as Trustee, covering 5.50% First Mortgage Bonds due 2040, Series PPP. (Exhibit 4.1 to Current Report on form 8-K filed November 22, 2010).

4.19
Sixty-First Supplemental Indenture dated as of September 13, 2018, between California Water Service Company and U.S. Bank National Association, as Trustee, covering Floating Rate First Mortgage Bonds due 2020, Series UUU. (Exhibit 4.1 to Quarterly Report on form 10-Q filed November 1, 2018).

4.20	The Company agrees to furnish upon request to the Securities and Exchange Commission a copy of each instrument defining the rights of holders of long-term debt of the Company.
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

Exhibit Number
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
Date: February 28, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ PETER C. NELSON	Chairman, Board of Directors	Date: February 28, 2019
PETER C. NELSON

/s/ GREGORY E. ALIFF	Member, Board of Directors	Date: February 28, 2019
GREGORY E. ALIFF

/s/ TERRY P. BAYER	Member, Board of Directors	Date: February 28, 2019
TERRY P. BAYER

/s/ SHELLY M. ESQUE	Member, Board of Directors	Date: February 28, 2019
SHELLY M. ESQUE

/s/ EDWIN A. GUILES	Member, Board of Directors	Date: February 28, 2019
EDWIN A. GUILES

/s/ THOMAS M. KRUMMEL	Member, Board of Directors	Date: February 28, 2019
THOMAS M. KRUMMEL, M.D.

/s/ RICHARD P. MAGNUSON	Member, Board of Directors	Date: February 28, 2019
RICHARD P. MAGNUSON

/s/ CAROL M. POTTENGER	Member, Board of Directors	Date: February 28, 2019
CAROL M. POTTENGER

/s/ LESTER A. SNOW	Member, Board of Directors	Date: February 28, 2019
LESTER A. SNOW

/s/ MARTIN A. KROPELNICKI	President and Chief Executive Officer; Principal Executive Officer; Member, Board of Directors	Date: February 28, 2019
MARTIN A. KROPELNICKI

/s/ THOMAS F. SMEGAL III	Vice President, Chief Financial Officer and Treasurer; Principal Financial Officer	Date: February 28, 2019
THOMAS F. SMEGAL III

/s/ DAVID B. HEALEY	Vice President, Corporate Controller and Assistant Treasurer; Principal Accounting Officer	Date: February 28, 2019
DAVID B. HEALEY