Form 10-Q
period 2019-03-31
CALIFORNIA WATER SERVICE GROUP
filed 2019-04-25
CIK 1035201

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common shares outstanding as of March 31, 2019 — 48,134,000

PART I FINANCIAL INFORMATION
Item 1.
FINANCIAL STATEMENTS
The condensed consolidated financial statements presented in this filing on Form 10-Q have been prepared by management and are unaudited.
CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited (In thousands, except per share data)

	March 31, 2019	December 31, 2018
ASSETS
Utility plant:
Utility plant	$3,281,149	$3,229,446
Less accumulated depreciation and amortization	(1,021,590)	(996,723)
Net utility plant	2,259,559	2,232,723
Current assets:
Cash and cash equivalents	60,234	47,176
Receivables:
Customers	27,552	30,037
Regulatory balancing accounts	37,130	42,394
Other	19,460	17,101
Unbilled revenue	24,675	33,427
Materials and supplies at weighted average cost	6,444	6,586
Taxes, prepaid expenses, and other assets	17,230	11,981
Total current assets	192,725	188,702
Other assets:
Regulatory assets	366,921	353,569
Goodwill	2,615	2,615
Other assets	78,842	60,095
Total other assets	448,378	416,279
TOTAL ASSETS	$2,900,662	$2,837,704
CAPITALIZATION AND LIABILITIES
Capitalization:
Common stock, $0.01 par value; 68,000 shares authorized, 48,134 and 48,065 outstanding in 2019 and 2018, respectively	$481	$481
Additional paid-in capital	338,728	337,623
Retained earnings	374,920	392,053
Total common stockholders’ equity	714,129	730,157
Long-term debt, net	710,602	710,027
Total capitalization	1,424,731	1,440,184
Current liabilities:
Current maturities of long-term debt, net	105,010	104,911
Short-term borrowings	125,100	65,100
Accounts payable	83,280	95,580
Regulatory balancing accounts	19,984	12,213
Accrued interest	12,181	5,674
Accrued expenses and other liabilities	38,488	37,688
Total current liabilities	384,043	321,166
Unamortized investment tax credits	1,649	1,649
Deferred income taxes	211,382	213,033
Pension and postretirement benefits other than pensions	200,953	193,538
Regulatory liabilities and other	264,555	256,522
Advances for construction	186,877	186,342
Contributions in aid of construction	226,472	225,270
Commitments and contingencies (Note 10)
TOTAL CAPITALIZATION AND LIABILITIES	$2,900,662	$2,837,704
See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Unaudited (In thousands, except per share data)

For the three months ended	March 31, 2019	March 31, 2018
Operating revenue	$126,111	$134,553
Operating expenses:
Operations:
Water production costs	45,592	47,606
Administrative and general	29,097	26,319
Other operations	17,821	17,640
Maintenance	6,455	5,439
Depreciation and amortization	22,368	20,715
Income tax (benefit) expense	(2,991)	294
Property and other taxes	7,293	6,704
Total operating expenses	125,635	124,717
Net operating income	476	9,836
Other income and expenses:
Non-regulated revenue	4,901	4,419
Non-regulated expenses	(2,219)	(5,437)
Other components of net periodic benefit cost	(1,259)	(2,546)
Allowance for equity funds used during construction	1,533	911
Income tax (expense) benefit on other income and expenses	(828)	758
Net other income (loss)	2,128	(1,895)
Interest expense:
Interest expense	11,075	9,198
Allowance for borrowed funds used during construction	(831)	(495)
Net interest expense	10,244	8,703
Net loss	$(7,640)	$(762)
Loss per share:
Basic	$(0.16)	$(0.02)
Diluted	(0.16)	(0.02)
Weighted average shares outstanding:
Basic	48,086	48,030
Diluted	48,086	48,030
 See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited (In thousands)

For the three months ended:	March 31, 2019	March 31, 2018
Operating activities:
Net loss	$(7,640)	$(762)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	22,893	21,207
Change in value of life insurance contracts	(2,254)	1,137
Allowance for equity funds used during construction	(1,533)	(911)
Changes in operating assets and liabilities:
Receivables and unbilled revenue	5,147	5,438
Accounts payable	(4,233)	(7,015)
Other current assets	(5,027)	(1,727)
Other current liabilities	5,268	6,385
Other changes in noncurrent assets and liabilities	7,520	4,500
Net cash provided by operating activities	20,141	28,252
Investing activities:
Utility plant expenditures	(59,881)	(70,650)
Net cash used in investing activities	(59,881)	(70,650)
Financing activities:
Short-term borrowings	60,000	45,022
Repayment of short-term borrowings	—	(45,022)
Repayment of long-term debt	(226)	(10,224)
Advances and contributions in aid of construction	6,044	4,763
Refunds of advances for construction	(1,790)	(1,918)
Repurchase of common stock	(2,074)	(1,239)
Issuance of common stock	454	—
Dividends paid	(9,493)	(9,003)
Net cash provided by (used in) financing activities	52,915	(17,621)
Change in cash, cash equivalents, and restricted cash	13,175	(60,019)
Cash, cash equivalents, and restricted cash at beginning of period	47,715	95,352
Cash, cash equivalents, and restricted cash at end of period	$60,890	$35,333
Supplemental information:
Cash paid for interest (net of amounts capitalized)	$3,352	$1,251
Supplemental disclosure of non-cash activities:
Accrued payables for investments in utility plant	$29,737	$28,367
Utility plant contribution by developers	$4,111	$4,518
 See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

CALIFORNIA WATER SERVICE GROUP
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2019
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

Basis of Presentation

The unaudited condensed consolidated interim financial information has been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission (SEC) and therefore do not contain all of the information and footnotes required by GAAP and the SEC for annual financial statements. The unaudited condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements for the year ended December 31, 2018, included in its annual report on Form 10-K as filed with the SEC on February 28, 2019.

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
Note 2. Summary of Significant Accounting Policies
Operating revenue
The following table disaggregates the Company’s operating revenue by source for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31
	2019	2018
Revenue from contracts with customers	$117,410	$134,254
Regulatory balancing account revenue	8,701	299
Total operating revenue	$126,111	$134,553

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
Certain customers are not billed for volumetric consumption, but are instead billed a flat rate at the beginning of each monthly service period. The amount billed is initially deferred and subsequently recognized over the monthly service period, as the performance obligation is satisfied. The deferred revenue balance or contract liability, which is included in "accrued expenses and other liabilities" on the consolidated balance sheets, is inconsequential.
In the following table, revenue from contracts with customers is disaggregated by class of customers for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31
	2019	2018
Residential	$84,259	$91,319
Business	25,481	27,057
Industrial	7,264	7,579
Public authorities	4,471	5,444
Other (a)	(4,065)	2,855
Total revenue from contracts with customers	$117,410	$134,254
(a) Other includes the accrued unbilled revenue.

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

Non-regulated Revenue
The following table disaggregates the Company’s non-regulated revenue by source for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31
	2019	2018
Operating and maintenance revenue	$3,046	$3,165
Other non-regulated revenue	1,296	743
Non-regulated revenue from contracts with customers	$4,342	$3,908
Lease revenue	$559	$511
Total non-regulated revenue	$4,901	$4,419

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
Lease revenue is not considered revenue from contracts with customers and is recognized following operating lease standards. The Company is the lessor in operating lease agreements with telecommunications companies under which cellular phone antennas are placed on the Company's property. The company provides the lessee the right to ingress and egress across lessor property to access the Land. The minimum rents are recognized on a straight-line basis over the terms of the leases, which may span multiple years. The excess rents are recognized over amounts contractually due pursuant to the underlying leases and is included in a deferred receivable account in the accompanying balance sheet. The leases generally have terms of 5 years to 10 years, with lessee options to extend the lease for up to 15 years. The exercise of lease renewal options is at the lessee’s sole discretion. Most of the Company’s lease agreements contain mutual termination options that require prior written notice by either lessee or lessor to be invoked. A subset of the Company’s leases contains variable lease payments that depend on changes in the consumer price index (CPI).
The Company determines if an arrangement is a lease at inception. Generally, a lease agreement exists if the Company determines that the arrangement gives the lessee control over the use of an identified asset and obtains substantially all of the benefits from the identified asset.
Maturities of lease payments to be received are as follows:

Year Ending December 31,	Operating Leases
2019	$3,032
2020	2,482
2021	1,809
2022	1,013
2023	534
Thereafter	828

Cash, Cash Equivalents, and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents, and restricted cash within the Condensed Consolidated Balance Sheets that sum to the total of the same such amounts shown on the Condensed Consolidated Statements of Cash Flows:

	March 31, 2019	December 31, 2018
Cash and cash equivalents	60,234	47,176
Restricted cash (included in "taxes, prepaid expenses and other assets")	656	539
Total cash, cash equivalents, and restricted cash shown in the statements of cash flows	$60,890	$47,715

Adoption of New Accounting Standards
In February of 2016, the FASB issued guidance on leases, with amendments in 2018. The guidance requires lessees to recognize an asset and liability on the balance sheet for all of their lease obligations. Operating leases were previously not recognized on the balance sheet.
The Company adopted the standard using the modified retrospective method for its existing leases and did not restate its comparative periods in the period of adoption. The Company completed its review of its lease portfolio including significant leases and the Company designed and implemented new controls as part of the adoption of the new standard. The implementation increased lease assets and lease liabilities on the Consolidated Balance Sheets by $13.8 million as of January 1, 2019.

The Company elected certain practical expedients and carried forward historical conclusions related to (1) contracts that contain leases, (2) existing lease classification for any expired or existing leases, and (3) initial direct costs for any existing leases. The Company also applied the practical expedient that allows the Company to elect, as an accounting policy, by asset class, to include both lease and nonlease components as a single component and account for it as a lease. The Company applied the short-term lease exception for lessees which allowed the Company to not have to apply the recognition requirements of the new leasing guidance for short-term leases and to recognize lease payments in net income on a straight line basis over the lease term. Otherwise, the new standard did not have a material impact on the remaining consolidated financial statements.
Note 3. Stock-based Compensation
Equity Incentive Plan
During the three months ended March 31, 2019 and 2018, the Company granted annual Restricted Stock Awards (RSAs) of 36,183 and 46,135, respectively, to officers and directors of the Company. During those same periods, 8,334 RSAs and 9,464 RSAs, respectively, were canceled. RSAs granted to officers vest over 36 months with the first year cliff vesting. RSAs granted to directors generally vest at the end of 12 months. During the first three months of 2019 and 2018, the RSAs granted were valued at $52.83 and $35.40 per share, respectively, based upon the fair value of the Company’s common stock on the date of grant.
During the three months ended March 31, 2019 and 2018, the Company granted 26,473 and 28,594 performance-based Restricted Stock Unit Awards (RSUs), respectively, to officers. During those same periods, the Company issued 62,726 RSUs and 48,753 RSUs, respectively, to officers, and canceled 31,177 RSUs and 24,009 RSUs, respectively. Each RSU award reflects a target number of shares that may be issued to the award recipient. The 2019 and 2018 awards may be earned upon completion of the three-year performance period and are recognized as expense ratably over the period using a fair value of $52.83 per share and $35.40 per share, respectively, and an estimate of RSUs earned during the period. The Company has recorded compensation costs for the RSAs and RSUs in administrative and general operating expenses in the amount of $2.7 million and $0.7 million for the three months ended March 31, 2019 and 2018, respectively.

Note 4. Equity
The Company’s changes in total common stockholders’ equity for the three months ended March 31, 2019 and 2018 were as follows:

	Three months ended March 31, 2019
	Common Stock		Additional Paid-in Capital	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
	(In thousands)
Balance at January 1, 2019	48,065	$481	$337,623	$392,053	$730,157
Net loss				(7,640)	(7,640)
Issuance of common stock	109	—	3,179	—	3,179
Repurchase of common stock	(40)	—	(2,074)	—	(2,074)
Dividends paid on common stock ($0.1975 per share)				(9,493)	(9,493)
Balance at March 31, 2019	48,134	481	338,728	374,920	714,129

	Three months ended March 31, 2018
	Common Stock		Additional Paid-in Capital	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
	(In thousands)
Balance at January 1, 2018	48,012	$480	$336,229	$362,512	$699,221
Net loss				(762)	(762)
Issuance of common stock	95	1	635	—	636
Repurchase of common stock	(33)	—	(1,239)	—	(1,239)
Dividends paid on common stock ($0.1875 per share)				(9,003)	(9,003)
Balance at March 31, 2018	48,074	481	335,625	352,747	688,853

Note 5. Loss Per Share
The computations of basic and diluted loss per share are noted in the table below. Basic loss per share are computed by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding during the period. RSAs are included in the weighted average common shares outstanding because the shares have all the same voting and dividend rights as issued and unrestricted common stock. RSUs are not included in diluted shares for financial reporting until authorized by the Organization & Compensation Committee of the Board of Directors.

	Three Months Ended March 31
	2019	2018
	(In thousands, except per share data)
Net loss available to common stockholders	$(7,640)	$(762)
Weighted average common shares outstanding, basic	48,086	48,030
Weighted average common shares outstanding, dilutive	48,086	48,030
Loss per share - basic	$(0.16)	$(0.02)
Loss per share - diluted	$(0.16)	$(0.02)

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

There were no cash contributions made to the pension plans for the three months ended March 31, 2019 and there were cash contributions of $7.3 million made to the pension plans for the three months ended March 31, 2018. Cash contributions made by the Company related to other postretirement benefit plans were $1.4 million for the three months ended March 31, 2019 and there were no cash contributions made by the Company related to other postretirement benefit plans for the three months ended March 31, 2018. The total 2019 estimated cash contribution to the pension plans is $18.8 million and to the other postretirement benefit plans is $7.9 million.

The following table lists components of net periodic benefit costs for the pension plans and other postretirement benefits. The data listed under “pension plan” includes the qualified pension plan and the non-qualified supplemental executive retirement plan. The data listed under “other benefits” is for all other postretirement benefits.

	Three Months Ended March 31
	Pension Plan		Other Benefits
	2019	2018	2019	2018
Service cost	$6,565	$7,402	$1,762	$2,550
Interest cost	6,642	5,995	1,337	1,484
Expected return on plan assets	(7,567)	(6,862)	(1,435)	(1,416)
Amortization of prior service cost	1,262	1,263	49	11
Recognized net actuarial loss	1,312	2,797	104	773
Net periodic benefit cost	$8,214	$10,595	$1,817	$3,402

Service cost portion of the pension plan and other postretirement benefits is recognized in "administrative and general" expenses within the Condensed Consolidated Statements of Income. Other components of net periodic benefit costs include interest costs, expected return on plan assets, amortization of prior service costs, and recognized net actuarial loss and are reported together as "other components of net periodic benefit cost" within the Condensed Consolidated Statements of Income.
Note 7. Short-term and Long-term Borrowings
On March 29, 2019, the Company and Cal Water entered into certain syndicated credit agreements, which provide for unsecured revolving credit facilities of up to an initial aggregate amount of $550 million for a term of five years. The revolving credit facilities amend, expand, and replace the Company’s and its subsidiaries’ prior credit facilities originally entered into on May 10, 2015. The new credit facilities extended the terms until March 29, 2024, and increased Cal Water’s unsecured revolving line of credit. The Company and subsidiaries that it designates may borrow up to $150 million under the Company’s revolving credit facility. Cal Water may borrow up to $400 million under its revolving credit facility; however, all borrowings must be repaid within 24 months unless a different period is required or authorized by the CPUC. Additionally, the credit facilities available to the Company may be increased by up to an incremental $150 million under the Cal Water facility and $50 million under the Company facility, subject in each case to certain conditions. The proceeds from the revolving credit facilities may be used for working capital purposes, including the short-term financing of capital projects. Borrowings under the credit facilities typically have maturities varying between one and six months and will bear interest annually at a rate equal to (i) the base rate or (ii) the Eurodollar rate, plus an applicable margin of 0.650% to 0.875%, depending on the Company and its subsidiaries’ consolidated total capitalization ratio.
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
The outstanding borrowings on the Company line of credit were $55.1 million as of March 31, 2019 and December 31, 2018. There were $70.0 million and $10.0 million of borrowings on the Cal Water line of credit as of March 31, 2019 and December 31, 2018, respectively. The average borrowing rate for borrowings on the Company and Cal Water lines of credit during the three months ended March 31, 2019 was 3.22% compared to 2.45% for the same period last year.
Note 8. Income Taxes
The Company adjusts its effective tax rate each quarter to be consistent with the estimated annual effective tax rate. The Company also records the tax effect of unusual or infrequently occurring discrete items.
The provision for income taxes is shown in the tables below:

	Three Months Ended March 31
	2019	2018
Income tax benefit	$(2,163)	$(464)

The income tax benefit increased $1.7 million to $2.2 million for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018. The increase is mostly due to an increase in pre-tax loss of $8.6 million for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018.

The Company's 2019 effective tax rate, before discrete items, is estimated to be 22%.
For the year ended December 31, 2018, the Company recorded a re-measurement of its deferred tax balances (related mostly to timing differences for plant-related items). The final impact of the Tax Cuts and Jobs Act (TCJA) may differ from the recorded amounts, possibly materially, due to regulatory decisions that could differ from the Company’s determination of how the impact of the TCJA are allocated between customers and shareholders. In addition, changes in interpretations, guidance on legislative intent, and any changes in accounting standards for income taxes in response to the TCJA could also impact the recorded amounts.
The Company is continuing to work with state regulators to finalize the customer net refund of $107.0 million to ensure compliance with federal normalization rules and will record any adjustments based on state regulator decision.
The Company had unrecognized tax benefits of approximately $10.1 million and $8.0 million as of March 31, 2019 and 2018, respectively. Included in the balance of unrecognized tax benefits as of March 31, 2019 and 2018 are approximately $3.0 million of tax benefits that, if recognized, would result in an adjustment to the Company’s effective tax rate. The Company does not expect its unrecognized tax benefits to change significantly within the next 12 months.

Note 9. Regulatory Assets and Liabilities
Regulatory assets and liabilities were comprised of the following as of March 31, 2019 and December 31, 2018:

	Recovery Period	March 31, 2019	December 31, 2018
Regulatory Assets
Pension and retiree group health	Indefinitely	$156,782	$156,947
Property-related temporary differences (tax benefits flowed through to customers)	Indefinitely	99,971	99,376
Other accrued benefits	Indefinitely	26,453	25,717
Net WRAM and MCBA long-term accounts receivable	1-2 years	27,180	17,134
Asset retirement obligations, net	Indefinitely	18,666	18,197
Interim rates long-term accounts receivable	1 year	4,642	4,642
Tank coating	10 years	11,845	11,196
Health care balancing account	1 year	442	442
Pension balancing account	1 year	17,306	16,494
Other components of net periodic benefit cost	Indefinitely	3,560	3,221
Other regulatory assets	Various	74	203
Total Regulatory Assets		$366,921	$353,569

Regulatory Liabilities
Future tax benefits due to customers		$180,175	$180,205
Health care balancing account		3,547	3,516
Conservation program		6,931	6,880
Net WRAM and MCBA long-term payable		409	222
Tax accounting memorandum account		646	5,039
Cost of capital memorandum account		127	2,834
1,2,3 trichloropropane settlement proceeds		12,091	12,142
Other regulatory liabilities		212	437
Total Regulatory Liabilities		$204,138	$211,275

Short-term regulatory assets and liabilities are excluded from the above table.
The short-term regulatory assets were $37.1 million as of March 31, 2019 and $42.4 million as of December 31, 2018. As of March 31, 2019 and December 31, 2018, the short-term regulatory assets primarily consist of net WRAM and MCBA receivables.
The short-term portions of regulatory liabilities were $20.0 million as of March 31, 2019 and $12.2 million as of December 31, 2018. The short-term regulatory liabilities as of March 31, 2019, primarily consist of 1,2,3 trichloropropane (TCP) settlement proceeds, tax accounting memorandum account refunds, and cost of capital memorandum account refunds. As of December 31, 2018, the short-term regulatory liabilities primarily consist of TCP settlement proceeds and net WRAM and MCBA liability balances.

Note 10. Commitments and Contingencies
Commitments
The Company has significant commitments purchase water from water wholesalers. These commitments are described in Form 10-K for the year ended December 31, 2018.
Leases
The Company has operating and finance leases for water systems, offices, land easements, licenses, equipment, and other facilities. The leases generally have remaining lease terms of 1 year to 50 years, some of which include options to extend the lease for up to 25 years. The exercise of lease renewal options is at the Company’s sole discretion. Most of the Company’s lease agreements contain mutual termination options that require prior written notice by either lessee or lessor to be invoked. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants. Certain leases include options to purchase the leased property. The depreciable life of the assets and leasehold improvements are limited by the expected lease term, unless there is a transfer of title or purchase option reasonably certain of exercise. Leases with an initial term of 12 months or less are not recorded on the balance sheet as the Company applied the short-term lease exception allowed by the lease standard. Lease expense for these leases are recognized on a straight-line basis over the lease term. A subset of the Company’s leases contains variable lease payments that depend on changes in the CPI.
The Company determines if an arrangement is a lease at inception. Generally, a lease agreement exists if the Company determines that the arrangement gives the Company control over the use of an identified asset and obtains substantially all of the benefits from the identified asset.
The right-of-use (ROU) assets that are recorded represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of the Company’s operating leases do not provide an implicit rate, the Company uses an incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The ROU asset and lease liability may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Variable lease payments that are based on changes in CPI are included in the measurement of ROU asset and lease liability on the basis of the rate at lease commencement. Subsequent changes to the payments as a result of changes to the CPI rate are recognized in the period in which the obligation of these payments is incurred.

Supplemental balance sheet information related to leases was as follows:

Three Months Ended March 31
2019
Operating leases
Other assets	$14,128

Accrued expenses and other liabilities	$1,261
Regulatory liabilities and other	12,851
Total operating lease liabilities	$14,112

Finance leases
Utility plant	$19,034
Accumulated depreciation and amortization	(9,573)
Net utility plant	$9,461

Current maturities of long-term debt, net	$639
Long-term debt, net	6,010
Total finance lease liabilities	$6,649

Weighted average remaining lease term
Operating leases	160 months
Finance leases	82 months

Weighted average discount rate
Operating leases	3.7%
Finance leases	5.6%

The components of lease expense were as follows:

Three Months Ended March 31
2019
Operating lease cost	$421

Finance lease cost:
Amortization of right-of-use assets	$313
Interest on lease liabilities	90
Total finance lease cost	$403

Short-term lease cost	$73
Variable lease cost	66
Total lease cost	$963

Supplemental cash flow information related to leases was as follows:

Three Months Ended March 31
2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$338
Operating cash flows from finance leases	90
Financing cash flows from finance leases	171
Non-cash activities: right-of-use assets obtained in exchange for lease obligations:
Operating leases	582
Finance leases	672

Maturities of lease liabilities are as follows:

Year Ending December 31,	Operating Leases	Finance Leases
2019 (a)	$1,304	$1,139
2020	1,760	1,216
2021	1,538	1,217
2022	1,410	1,217
2023	1,319	1,735
Thereafter	10,764	3,217
Total lease payments	$18,095	$9,741

Less imputed interest	$(3,983)	$(3,092)
Total	$14,112	$6,649
(a) Excludes payments made for the first three months of 2019.
As of December 31, 2018, minimum lease payments under non-cancelable operating leases by period were expected to be as follows:

2019	$1,771
2020	1,709
2021	1,485
2022	1,355
2023	1,261
Thereafter	10,538
Total	$18,119

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

Other Legal Matters
From time to time, the Company is involved in various disputes and litigation matters that arise in the ordinary course of business. The status of each significant matter is reviewed and assessed for potential financial exposure. If the potential loss from any claim or legal proceeding is considered probable and the amount of the range of loss can be estimated, a liability is accrued for the estimated loss in accordance with the accounting standards for contingencies. Legal proceedings are subject to uncertainties, and the outcomes are difficult to predict. Because of such uncertainties, accruals are based on the best information available at the time. While the outcome of these disputes and litigation matters cannot be predicted with any certainty, management does not believe when taking into account existing reserves the ultimate resolution of these matters will materially affect the Company’s financial position, results of operations, or cash flows. As of March 31, 2019 and December 31, 2018, the Company recognized a liability of $3.2 million and $2.3 million, respectively, for known legal matters. The cost of litigation is expensed as incurred and any settlement is first offset against such costs. Any settlement in excess of the cost to litigate is accounted for on a case by case basis, dependent on the nature of the settlement.
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
Advances for construction fair values were estimated using broker quotes from companies that frequently purchase these investments.

	March 31, 2019
		Fair Value
	Cost	Level 1	Level 2	Level 3	Total
Long-term debt, including current maturities, net	$815,612	—	$868,919	—	$868,919
Advances for construction	186,877	—	79,400	—	79,400
Total	$1,002,489	$—	$948,319	$—	$948,319

	December 31, 2018
		Fair Value
	Cost	Level 1	Level 2	Level 3	Total
Long-term debt, including current maturities, net	$814,938	$—	$849,551	$—	$849,551
Advances for construction	186,342	—	77,204	—	77,204
Total	$1,001,280	—	$926,755	$—	$926,755

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
The following tables present the Condensed Consolidating Balance Sheets as of March 31, 2019 and December 31, 2018, the Condensed Consolidating Statements of Income for the three months ended March 31, 2019 and 2018, and the Condensed Consolidating Statements of Cash Flows for the three months ended March 31, 2019 and 2018 of (i) California Water Service Group, the guarantor of the First Mortgage Bonds and the parent company; (ii) California Water Service Company, the issuer of the First Mortgage Bonds and a 100% owned consolidated subsidiary of California Water Service Group; and (iii) the other 100% owned non-guarantor consolidated subsidiaries of California Water Service Group. No other subsidiary of the Company guarantees the securities.

CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATING BALANCE SHEET
As of March 31, 2019
(In thousands)

	Parent Company	Cal Water	All Other Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS
Utility plant:
Utility plant	$1,318	$3,070,584	$216,444	$(7,197)	$3,281,149
Less accumulated depreciation and amortization	(1,037)	(961,282)	(61,389)	2,118	(1,021,590)
Net utility plant	281	2,109,302	155,055	(5,079)	2,259,559
Current assets:
Cash and cash equivalents	905	47,587	11,742	—	60,234
Receivables and unbilled revenue	157	103,631	5,029	—	108,817
Receivables from affiliates	25,460	2,744	48	(28,252)	—
Other current assets	505	21,657	1,512	—	23,674
Total current assets	27,027	175,619	18,331	(28,252)	192,725
Other assets:
Regulatory assets	—	362,726	4,195	—	366,921
Investments in affiliates	715,928	—	—	(715,928)	—
Long-term affiliate notes receivable	27,321	—	—	(27,321)	—
Other assets	451	76,460	4,751	(205)	81,457
Total other assets	743,700	439,186	8,946	(743,454)	448,378
TOTAL ASSETS	$771,008	$2,724,107	$182,332	$(776,785)	$2,900,662
CAPITALIZATION AND LIABILITIES
Capitalization:
Common stockholders’ equity	$714,129	$642,214	$78,976	$(721,190)	$714,129
Affiliate long-term debt	—	—	27,321	(27,321)	—
Long-term debt, net	—	710,049	553	—	710,602
Total capitalization	714,129	1,352,263	106,850	(748,511)	1,424,731
Current liabilities:
Current maturities of long-term debt, net	—	104,730	280	—	105,010
Short-term borrowings	55,100	70,000	—	—	125,100
Payables to affiliates	—	1,259	26,993	(28,252)	—
Accounts payable	299	78,619	4,362	—	83,280
Accrued expenses and other liabilities	68	67,535	3,050	—	70,653
Total current liabilities	55,467	322,143	34,685	(28,252)	384,043
Unamortized investment tax credits	—	1,649	—	—	1,649
Deferred income taxes	1,412	208,268	1,740	(38)	211,382
Pension and postretirement benefits other than pensions	—	200,953	—	—	200,953
Regulatory liabilities and other	—	257,783	6,756	16	264,555
Advances for construction	—	186,390	487	—	186,877
Contributions in aid of construction	—	194,658	31,814	—	226,472
TOTAL CAPITALIZATION AND LIABILITIES	$771,008	$2,724,107	$182,332	$(776,785)	$2,900,662

CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATING BALANCE SHEET
As of December 31, 2018
(In thousands)

	Parent Company	Cal Water	All Other Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS
Utility plant:
Utility plant	$1,318	$3,021,437	$213,888	$(7,197)	$3,229,446
Less accumulated depreciation and amortization	(1,013)	(938,072)	(59,735)	2,097	(996,723)
Net utility plant	305	2,083,365	154,153	(5,100)	2,232,723
Current assets:
Cash and cash equivalents	3,779	33,763	9,634	—	47,176
Receivables and unbilled revenue	126	118,632	4,201	—	122,959
Receivables from affiliates	21,318	4,074	61	(25,453)	—
Other current assets	80	16,907	1,580	—	18,567
Total current assets	25,303	173,376	15,476	(25,453)	188,702
Other assets:
Regulatory assets	—	349,414	4,155	—	353,569
Investments in affiliates	733,156	—	—	(733,156)	—
Long-term affiliate notes receivable	27,829	—	—	(27,829)	—
Other assets	133	58,959	3,821	(203)	62,710
Total other assets	761,118	408,373	7,976	(761,188)	416,279
TOTAL ASSETS	$786,726	$2,665,114	$177,605	$(791,741)	$2,837,704
CAPITALIZATION AND LIABILITIES
Capitalization:
Common stockholders’ equity	$730,157	$659,340	79,093	$(738,433)	$730,157
Affiliate long-term debt	—	—	27,828	(27,828)	—
Long-term debt, less current maturities	—	709,444	583	—	710,027
Total capitalization	730,157	1,368,784	107,504	(766,261)	1,440,184
Current liabilities:
Current maturities of long-term debt	—	104,664	247	—	104,911
Short-term borrowings	55,100	10,000	—	—	65,100
Payables to affiliates	17	488	24,948	(25,453)	—
Accounts payable	—	92,310	3,270	—	95,580
Accrued expenses and other liabilities	107	53,655	1,813	—	55,575
Total current liabilities	55,224	261,117	30,278	(25,453)	321,166
Unamortized investment tax credits	—	1,649	—	—	1,649
Deferred income taxes	1,376	210,052	1,648	(43)	213,033
Pension and postretirement benefits other than pensions	—	193,538	—	—	193,538
Regulatory and other liabilities	(31)	250,720	5,817	16	256,522
Advances for construction	—	185,843	499	—	186,342
Contributions in aid of construction	—	193,411	31,859	—	225,270
TOTAL CAPITALIZATION AND LIABILITIES	$786,726	$2,665,114	$177,605	$(791,741)	$2,837,704

CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATING STATEMENT OF INCOME
For the three months ended March 31, 2019
(In thousands)

	Parent Company	Cal Water	All Other Subsidiaries	Consolidating Adjustments	Consolidated
Operating revenue	$—	$116,074	$10,037	$—	$126,111
Operating expenses:
Operations:
Water production costs	—	43,426	2,166	—	45,592
Administrative and general	—	26,203	2,894	—	29,097
Other operations	—	16,122	1,845	(146)	17,821
Maintenance	—	6,223	232	—	6,455
Depreciation and amortization	23	20,887	1,479	(21)	22,368
Income tax (benefit) expense	(135)	(3,105)	31	218	(2,991)
Property and other taxes	—	6,506	787	—	7,293
Total operating (income) expenses	(112)	116,262	9,434	51	125,635
Net operating income (loss)	112	(188)	603	(51)	476
Other income and expenses:
Non-regulated revenue	613	4,628	419	(759)	4,901
Non-regulated expenses	—	(2,038)	(181)	—	(2,219)
Other components of net periodic benefit cost	—	(1,229)	(30)	—	(1,259)
Allowance for equity funds used during construction	—	1,533	—	—	1,533
Income tax expense on other income and expenses	(172)	(810)	(58)	212	(828)
Net other income	441	2,084	150	(547)	2,128
Interest:
Interest expense	459	10,613	616	(613)	11,075
Allowance for borrowed funds used during construction	—	(776)	(55)	—	(831)
Net interest expense	459	9,837	561	(613)	10,244
Equity loss of subsidiaries	(7,734)	—	—	7,734	—
Net (loss) income	$(7,640)	$(7,941)	$192	$7,749	$(7,640)

CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATING STATEMENT OF INCOME
For the three months ended March 31, 2018
(In thousands)

	Parent Company	Cal Water	All Other Subsidiaries	Consolidating Adjustments	Consolidated
Operating revenue	$—	$125,876	$8,677	$—	$134,553
Operating expenses:
Operations:
Water production costs	—	45,623	1,983	—	47,606
Administrative and general	—	23,606	2,713	—	26,319
Other operations	—	16,217	1,569	(146)	17,640
Maintenance	—	5,244	195	—	5,439
Depreciation and amortization	23	19,613	1,101	(22)	20,715
Income tax (benefit) expense	(78)	183	(8)	197	294
Property and other taxes	—	6,007	697	—	6,704
Total operating (income) expenses	(55)	116,493	8,250	29	124,717
Net operating income	55	9,383	427	(29)	9,836
Other income and expenses:
Non-regulated revenue	531	4,244	320	(676)	4,419
Non-regulated expenses	—	(5,293)	(144)	—	(5,437)
Other components of net periodic benefit cost	—	(2,447)	(99)	—	(2,546)
Allowance for equity funds used during construction	—	911	—	—	911
Income tax (expense) benefit on other income and expenses	(148)	741	(24)	189	758
Net other income (loss)	383	(1,844)	53	(487)	(1,895)
Interest:
Interest expense	258	8,934	537	(531)	9,198
Allowance for borrowed funds used during construction	—	(458)	(37)	—	(495)
Net interest expense	258	8,476	500	(531)	8,703
Equity loss of subsidiaries	(942)	—	—	942	—
Net loss	$(762)	$(937)	$(20)	$957	$(762)

CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the three months ended March 31, 2019
(In thousands)

	Parent Company	Cal Water	All Other Subsidiaries	Consolidating Adjustments	Consolidated
Operating activities:
Net income (loss)	$(7,640)	$(7,941)	$192	$7,749	$(7,640)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity loss of subsidiaries	7,734	—	—	(7,734)	—
Dividends received from affiliates	9,493	—	—	(9,493)	—
Depreciation and amortization	23	21,394	1,497	(21)	22,893
Changes in value of life insurance contracts	—	(2,254)	—	—	(2,254)
Allowance for equity funds used during construction	—	(1,533)	—	—	(1,533)
Changes in operating assets and liabilities	(195)	(201)	1,551	—	1,155
Other changes in noncurrent assets and liabilities	2,476	4,951	87	6	7,520
Net cash provided by operating activities	11,891	14,416	3,327	(9,493)	20,141
Investing activities:
Utility plant expenditures	—	(57,410)	(2,471)	—	(59,881)
Changes in affiliate advances	184	1,330	(113)	(1,401)	—
Issuance of affiliate short-term borrowings	(4,300)	—	—	4,300	—
Reduction of affiliates long-term debt	481	—	—	(481)	—
Net cash used in investing activities	(3,635)	(56,080)	(2,584)	2,418	(59,881)
Financing Activities:
Short-term borrowings	—	60,000	—	—	60,000
Changes in affiliate advances	(17)	772	(2,156)	1,401	—
Proceeds from affiliate short-term borrowings	—	—	4,300	(4,300)	—
Repayment of affiliates long-term borrowings	—	—	(481)	481	—
Repayment of long-term debt	—	(171)	(55)	—	(226)
Advances and contributions in aid of construction	—	5,979	65	—	6,044
Refunds of advances for construction	—	(1,789)	(1)	—	(1,790)
Repurchase of common stock	(2,074)	—	—	—	(2,074)
Issuance of common stock	454	—	—	—	454
Dividends paid to non-affiliates	(9,493)	—	—	—	(9,493)
Dividends paid to affiliates	—	(9,185)	(308)	9,493	—
Net cash (used in) provided by financing activities	(11,130)	55,606	1,364	7,075	52,915
Change in cash, cash equivalents, and restricted cash	(2,874)	13,942	2,107	—	13,175
Cash, cash equivalents, and restricted cash at beginning of period	3,779	34,238	9,698	—	47,715
Cash, cash equivalents, and restricted cash at end of period	$905	$48,180	$11,805	—	$60,890

CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the three months ended March 31, 2018
(In thousands)

	Parent Company	Cal Water	All Other Subsidiaries	Consolidating Adjustments	Consolidated
Operating activities:
Net loss	$(762)	$(937)	$(20)	$957	$(762)
Adjustments to reconcile net loss to net cash provided by operating activities:
Equity loss of subsidiaries	942	—	—	(942)	—
Dividends received from affiliates	9,003	—	—	(9,003)	—
Depreciation and amortization	23	20,081	1,125	(22)	21,207
Changes in value of life insurance contracts	—	1,137	—	—	1,137
Allowance for equity funds used during construction	—	(911)	—	—	(911)
Changes in operating assets and liabilities	(376)	1,728	1,729	—	3,081
Other changes in noncurrent assets and liabilities	806	3,585	102	7	4,500
Net cash provided by operating activities	9,636	24,683	2,936	(9,003)	28,252
Investing activities:
Utility plant expenditures	—	(67,841)	(2,809)	—	(70,650)
Changes in affiliate advances	(2,520)	3,235	(153)	(562)	—
Reduction of affiliates long-term debt	395	—	—	(395)	—
Net cash used in investing activities	(2,125)	(64,606)	(2,962)	(957)	(70,650)
Financing Activities:
Short-term borrowings	—	45,022	—	—	45,022
Repayment of short-term borrowings	—	(45,022)	—	—	(45,022)
Changes in affiliate advances	245	(423)	(384)	562	—
Repayment of affiliates long-term borrowings	—	—	(395)	395	—
Repayment of long-term debt	—	(10,158)	(66)	—	(10,224)
Advances and contributions in aid for construction	—	4,663	100	—	4,763
Refunds of advances for construction	—	(1,908)	(10)	—	(1,918)
Repurchase of common stock	(1,239)	—	—	—	(1,239)
Dividends paid to non-affiliates	(9,003)	—	—	—	(9,003)
Dividends paid to affiliates	—	(8,665)	(338)	9,003	—
Net cash used in financing activities	(9,997)	(16,491)	(1,093)	9,960	(17,621)
Change in cash, cash equivalents, and restricted cash	(2,486)	(56,414)	(1,119)	—	(60,019)
Cash, cash equivalents, and restricted cash at beginning of period	4,728	81,453	9,171	—	95,352
Cash, cash equivalents, and restricted cash at end of period	$2,242	$25,039	$8,052	—	$35,333

Note 13. Immaterial Restatement of Prior Period Financial Statements
Subsequent to the issuance of the Company's Condensed Consolidated Financial Statements for the quarter ended March 31, 2018, the Company identified an immaterial computational error related to the amount of authorized revenue recorded pursuant to the Company's pension and health care cost recovery balancing accounts. In accordance with the 2015 GRC, the Company adjusts the revenue and corresponding balancing accounts quarterly to reflect actual pension and health care costs, subject to certain limitations prescribed by the 2015 GRC. The error does not impact the billings to customers or the cash collected from customers in this GRC period, which ends on December 31, 2019. As provided for in the 2015 GRC, the amounts included in the balancing account will be recovered from or refunded to customers during the next GRC period.
The Company corrected the error in the accompanying Condensed Consolidated Financial Statements for the three months ended March 31, 2018. The Company believes the correction of the error is immaterial to the previously issued Condensed Consolidated Financial Statements.
The corrections to the Company's Condensed Consolidated Statement of Income for the three months ended March 31, 2018 were as follows:
Condensed Consolidated Statement of Income

	For the three months ended March 31, 2018
	As Previously Reported	Corrections	As Corrected
	(In thousands, except per share data)
Operating revenue	$132,247	$2,306	$134,553
Operating expenses:
Income tax (benefit) expense	(229)	523	294
Total operating expenses	124,194	523	124,717
Net operating income	8,053	1,783	9,836
Net loss	$(2,545)	$1,783	$(762)
Loss per share:
Basic	$(0.05)	$0.03	$(0.02)
Diluted	$(0.05)	$0.03	$(0.02)
The corrections to the Company's retained earnings and total stockholders’ equity as of January 1, 2018 and March 31, 2018 were as follows:

	January 1, 2018
	As Previously Reported	Corrections	As Corrected
	(In thousands)
Retained earnings	$356,753	$5,759	$362,512
Total common stockholders' equity	693,462	5,759	699,221

	March 31, 2018
	As Previously Reported	Corrections	As Corrected
	(In thousands)
Retained earnings	$345,205	$7,542	$352,747
Total common stockholders' equity	681,311	7,542	688,853

The corrections to the Company's Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2018 were as follows:
Condensed Consolidated Statement of Cash Flows

	For the three months ended March 31, 2018
	As Previously Reported	Corrections	As Corrected
	(In thousands)
Operating activities:
Net loss	$(2,545)	$1,783	$(762)
Other changes in noncurrent assets and liabilities	6,283	(1,783)	4,500
Net cash provided by operating activities	$28,252	$—	$28,252

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

Factors which may cause actual results to be different than those expected or anticipated include, but are not limited to:

•	governmental and regulatory commissions’ decisions, including decisions on proper disposition of property;

•	consequences of eminent domain actions relation to our water systems;

•	changes in regulatory commissions’ policies and procedures;

•	the timeliness of regulatory commissions’ actions concerning rate relief and other actions;

•	increased risk of inverse condemnation losses as a result of climate conditions;

•	inability to renew leases to operate water systems owned by others on beneficial terms;

•	changes in California State Water Resources Control Board water quality standards;

•	changes in environmental compliance and water quality requirements;

•	electric power interruptions;

•	housing and customer growth trends;

•	the impact of opposition to rate increases;

•	our ability to recover costs;

•	availability of water supplies;

•	issues with the implementation, maintenance or security of our information technology systems;

•	civil disturbances or terrorist threats or acts, or apprehension about the possible future occurrences of acts of this type;

•	the adequacy of our efforts to mitigate physical and cyber security risk and threats;

•	the ability of our enterprise risk management processes to identify or address risks adequately;

•	labor relations matters as we negotiate with the unions;

•	restrictive covenants in or changes to the credit ratings on current or future debt that could increase financing costs or affect the ability to borrow, make payments on debt, or pay dividends;

•	changes in customer water use patterns and the effects of conservation;

•	the impact of weather, climate, natural disasters, and diseases on water quality, water availability, water sales and operating results and the adequacy of our emergency preparedness; and

•	the risks set forth in “Risk Factors” included in the Company's annual report on 2018 Form 10-K.

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
CRITICAL ACCOUNTING POLICIES
We maintain our accounting records in accordance with GAAP and as directed by the Commissions to which our operations are subject. The process of preparing financial statements in accordance with GAAP requires the use of estimates on the part of management. The estimates used by management are based on historic experience and an understanding of current facts and circumstances. Management believes that the following accounting policies are critical because they involve a higher degree of complexity and judgment, and can have a material impact on our results of operations, financial condition, and cash flows of the business. These policies and their key characteristics are discussed in detail in the 2018 Form 10-K. They include:

•	revenue recognition;

•	regulated utility accounting;

•	income taxes;

•	pension and postretirement health care benefits;
For the three months ended March 31, 2019, there were no changes in the methodology for computing critical accounting estimates, no additional accounting estimates met the standards for critical accounting policies, and there were no material changes to the important assumptions underlying the critical accounting estimates.
RESULTS OF FIRST QUARTER 2019 OPERATIONS
COMPARED TO FIRST QUARTER 2018 OPERATIONS
Dollar amounts in thousands unless otherwise stated

Overview

Correction of prior period financial data.
As discussed further in Note 13 the Company corrected an immaterial computational error that understated revenue for the three months ended March 31, 2018.
The net loss for the three months ended March 31, 2019 was $7.6 million or $0.16 net loss per diluted common share compared to a net loss of $0.8 million or $0.02 loss per diluted common share for the first quarter of 2018. The $6.8 million increase in net loss was primarily due to increases in operating expenses which were not fully offset by rate increases and a reduction in accrued unbilled revenue driven by weather. These were partially offset by an increase in unrealized gain on certain benefit plan investments.
The increases in operating expenses in the first quarter compared to the same period last year were: $1.9 million in employee wages, $1.7 million in depreciation and amortization, $1.0 million in maintenance expense, $1.0 million in outside services, $0.6 million in property taxes, and $1.5 million in net interest expenses. These operating expense increases were partially offset by $4.0 million in rate increases and a $0.6 million increase in allowance for equity funds used during construction. The divergence between operating expense increases and rate relief in the first quarter is partially related to the Company’s tiered rate structure in California, which focuses operating revenue increases into the high-usage summer months while operating expense increases are distributed more evenly throughout the year.
Additionally, certain factors outside the Company’s immediate control significantly increased the net loss, including a $7.1 million reduction in accrued unbilled revenue, which was partially offset by a $3.4 million increase in unrealized gain on certain benefit plan investments. The decrease in accrued unbilled revenue is not included in the WRAM until it is billed. The WRAM account records changes in billed revenue. Accrued unbilled revenue is seasonal and the pattern of accrued unbilled revenue changes can fluctuate on a period-to-period basis.
Operating Revenue
Operating revenue decreased $8.4 million, or 6.3%, to $126.1 million in the first quarter of 2019 as compared to the first quarter of 2018. The factors that impacted the operating revenue for the first quarter of 2019 as compared to the first quarter of 2018 are as follows:

Net change due to rate changes, usage, and other (1)	$(2,368)
MCBA Revenue (2)	(3,778)
Other balancing account revenue (3)	40
Deferral of revenue (4)	(2,336)
Net operating revenue increase	$(8,442)

1.
The net change due to rate changes, usage, and other in the above table was mainly driven by a $7.1 million decrease in accrued unbilled revenue due to a decline in customer usage, which was partially offset by rate increases. The components of the rate increases are as follows:

General rate case	540
Escalation rate increases	3,006
Purchased water and pump tax offsets	1,103
Rate base offsets	434
Total increase in rates	$5,083

2.
The MCBA revenue decrease resulted from a decrease in actual water production costs relative to adopted water production costs in the first quarter of 2019 as compared to the first quarter of 2018. The actual water production costs decreased as a result of a decrease in customer consumption in the first quarter of 2019 as compared to the first quarter of 2018. As required by the MCBA mechanism, the decrease in actual water production costs relative to adopted water production costs in California also decreased operating revenue for the same amount.

3.
The other balancing account revenue consists of the pension, conservation and health care balancing account revenues. Pension and conservation balancing account revenues are the differences between actual expenses and adopted rate recovery. Health care balancing account revenue is 85% of the difference between actual health care expenses and adopted rate recovery. The increase in revenue was mainly due to an increase in actual conservation and health care expenses relative to adopted in the first quarter of 2019 as compared to the first quarter of 2018, which was partially offset by a decrease in actual pension expenses relative to adopted in the first quarter of 2019 as compared to the first quarter of 2018.

4.
The deferral of revenue consists of amounts that are expected to be collected from customers beyond 24 months following the end of the accounting period in which these revenues were recorded. The deferral increased in the first quarter of 2019 as compared to the first quarter of 2018 due to a decline in actual customer usage relative to adopted customer usage in the first quarter of 2019 as compared to the first quarter of 2018.

Total Operating Expenses

Total operating expenses increased $0.9 million, or 0.7%, to $125.6 million in the first quarter of 2019, as compared to $124.7 million in the first quarter of 2018.

Water production costs consists of purchased water, purchased power, and pump taxes. It represents the largest component of total operating expenses, accounting for approximately 36.3% of total operating expenses in the first quarter of 2019, as compared to 38.2% of total operating expenses in the first quarter of 2018. Water production costs decreased 4.2% in the first quarter of 2019 as compared to the same period last year mainly due to a decrease in customer usage.
Sources of water as a percent of total water production are listed in the following table:

	Three Months Ended March 31
	2019	2018
Well production	45%	47%
Purchased	50%	49%
Surface	5%	4%
Total	100%	100%
The components of water production costs are shown in the table below:

	Three Months Ended March 31
	2019	2018	Change
Purchased water	$38,216	$38,523	$(307)
Purchased power	5,230	5,523	(293)
Pump taxes	2,146	3,560	(1,414)
Total	$45,592	$47,606	$(2,014)

Administrative and general and other operations expenses increased $3.0 million to $46.9 million in the first quarter of 2019, as compared to $43.9 million in the first quarter of 2018. The increase was due primarily to increases of $1.9 million in employee wages, $1.3 million in conservation program costs, $1.0 million of outside services, and $0.9 million of health care costs which were partially offset by a reduction of $1.9 million for deferral of costs associated with deferred revenue and $0.8 million decrease in employee pension benefit and retiree medical costs. Changes in employee pension benefits and water conservation program costs for regulated California operations generally do not affect earnings, as the Company is allowed by the CPUC to record these costs in balancing accounts for future recovery, creating a corresponding change to revenue. Employee and retiree medical expenses are recovered in rates through a balancing account authorized in the 2015 GRC, such that revenues are recovered up to 85% of the variance between adopted and recorded expenses. At March 31, 2019, there were 1,179 employees and at March 31, 2018, there were 1,172 employees.

Maintenance expense increased $1.0 million, or 18.7%, to $6.4 million in the first quarter of 2019, as compared to $5.4 million in the first quarter of 2018, mostly due to increases in transmission and distribution mains and services repairs.

Depreciation and amortization expense increased $1.7 million, or 8.0%, to $22.4 million in the first quarter of 2019, as compared to $20.7 million in the first quarter of 2018, mostly due to capital additions.

Income tax benefit increased $3.3 million, to a $3.0 million income tax benefit in the first quarter of 2019, as compared to a $0.3 million income tax expense in the first quarter of 2018. The income tax benefit increased mostly due to an increase in pre-tax loss from operations. The Company’s estimated combined effective income tax rate for 2019 is 22%.
Property and other taxes increased $0.6 million, or 8.8%, to $7.3 million in the first quarter of 2019, as compared to $6.7 million in the first quarter of 2018, mostly due to an increase in assessed property values.
Other Income and Expenses
Net other income increased $4.0 million in the first quarter of 2019, mostly due to a $3.4 million increase in unrealized gain on certain benefit plan investments, a $0.6 million increase in allowance for equity funds used during construction, and a $1.3 million decrease in other components of net periodic benefit costs.
Interest Expense
Net interest expense increased $1.5 million, or 17.7%, to $10.2 million in the first quarter of 2019, as compared to $8.7 million in the first quarter of 2018. The increase was due primarily to an increase in financing for capital investments and operations as well as increased short-term interest rates.

REGULATORY MATTERS
2019 California Regulatory Activity
California GRC filing
On July 2, 2018, Cal Water filed a GRC requesting new water infrastructure investments of $828.5 million in accordance with the rate case plan for all of its regulated operating districts for the years 2019, 2020, and 2021. The CPUC will evaluate the new water infrastructure improvement investments along with operating budgets to establish water rates that reflect the actual cost of service. The required filing begins an approximately 18-month review process, with any changes in customer rates expected to become effective in 2020. Cal Water has proposed to the CPUC to increase revenues by $50.7 million, or 7.6%, in 2020; $31.5 million, or 4.4%, in 2021; and $33.0 million, or 4.4%, in 2022 as compared to the last authorized revenue. More than half of Cal Water’s proposed $828.5 million of new infrastructure improvements relate to its transmission and distribution pipeline replacement program, and all are necessary to enhance reliability, augment water supply, and upgrade aging water system infrastructure. The plans also reflect Cal Water's cost-control measures to reduce operating and administrative costs. Cal Water is in the process of reviewing parties’ recommendations, evaluating the validity of underlying data, and composing rebuttal testimony. Settlement negotiations with the California Public Advocates Office and intervenors will begin in May, and evidentiary hearings are scheduled for early June. Any rate change as a result of this filing is expected to be effective on January 1, 2020.
Cost of Capital Decision
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
In 2018, Cal Water recorded a $3.0 million regulatory liability due to the CoC MA. The regulatory liability was for the revenue reduction that Cal Water recorded for the first six months of 2018 during which the new cost of capital and capital structure were yet to be adopted in customer rates. In April of 2019, Cal Water submitted an advice letter to refund the full balance of the cost of capital memorandum account of $3.0 million. The new rates became effective April 15, 2019.
2018 Tax Accounting Memorandum Account (TAMA)
On December 22, 2017, the CPUC sent a letter to All Class A and B Water and Sewer Utilities on the subject of “Changes in Federal Tax Rates for 2018.” The CPUC required Cal Water to establish a memo account to track the impact of the TCJA on Cal Water. The TAMA will track the revenue requirement impact of the TCJA not otherwise reflected in rates from January 1, 2018 until current rates are modified to reflect all impacts of the TCJA. The Hawaii Water, Washington Water, and New Mexico Water Commissions have similar requirements to track the impact of the changes to the federal tax law. In 2018, the Company recorded a $5.4 million regulatory liability due to the changes required by the TCJA. The regulatory liability was for the revenue reduction that the Company recorded for the first six months of 2018 during which the new federal corporate income tax rate was yet to be adopted in customer rates.
In May of 2018, Cal Water submitted an advice letter to adopt the new federal corporate income tax rate in customer rates. The annual adopted gross revenue reduction associated with the May 2018 filing was $11.1 million. The new rates became effective on July 1, 2018.
In April of 2019, Cal Water submitted an advice letter to refund $5.0 million of the tax accounting memorandum account's balance associated with the decrease in the federal corporate income tax rate for Cal Water for the first six months of 2018.

The new rates became effective April 15, 2019. The memorandum account remains open to allow the Commissions to review other changes to Cal Water’s revenue requirements such as ad valorem taxes and excess deferred income taxes.
Escalation increase requests
As a part of the decision on the 2015 GRC, Cal Water was authorized to request annual escalation rate increases for 2019 for those districts that passed the earnings test. In November of 2018, Cal Water requested escalation rate increases in all of its regulated districts. The annual adopted gross revenue associated with the November 2018 filing was $16.2 million. The new rates became effective on January 1, 2019.
WRAM and MCBA filings
In April of 2019, Cal Water submitted an advice letter to true up the revenue under-collections in the 2018 annual WRAMs/MCBAs of its regulated districts. A net under-collection of $29.2 million is being recovered from customers in the form of 12, 18, and greater-than-18-month surcharges and 12 month surcredits. The new rates became effective April 15, 2019. These surcharges/surcredits are in addition to surcharges/surcredits authorized in prior years which have not yet expired.
Expense Offset filings
Expense offsets are dollar-for-dollar increases in revenue to match increased expenses, and therefore do not affect net operating income. In November of 2018, Cal Water submitted advice letters to request offsets for increases in purchased water costs and pump taxes in five of its regulated districts totaling $2.0 million. The new rates became effective on January 1, 2019.
Rate base Offset filings
For construction projects that are authorized in GRCs as advice letter projects, companies are allowed to file rate base offsets to increase revenues after the plant is placed into service. In November of 2018, Cal Water submitted advice letters to recover $0.2 million of annual revenue increase for rate base offsets in four of its regulated districts. The new rates became effective on April 15, 2019.
California Drought Memorandum Account
In March of 2018, Cal Water submitted an advice letter to request recovery of 2016 and 2017 incremental drought expenses of $3.3 million. On January 10, 2019, the Commission approved Cal Water's request for recovery of the $3.3 million of incremental expenses; subsequently, Cal Water submitted an advice letter on January 15, 2019 to implement a surcharge to recover the incremental expenses from customers. The new rates became effective on April 15, 2019.
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
2019 Regulatory Activity—Other States
2019 Kona (Hawaii Water) GRC Filing
In February of 2019, Hawaii Water filed a GRC application requesting an additional $0.6 million in annual revenues for its Kona Water and Wastewater systems with the Hawaii Public Utilities Commission. The GRC seeks recovery of capital investments in the Kona water and wastewater systems as well as increases in operational expenses since the previous rate case. If approved, the Company anticipates rates would become effective the first quarter of 2020.

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
LIQUIDITY
Cash flow from Operations
Cash flow from operations for the first three months of 2019 was $20.1 million compared to $28.3 million for the same period in 2018. Cash generated by operations varies during the year due to customer billings, and timing of collections and contributions to our benefit plans.
During the first three months of 2019, we did not make a contribution to our employee pension plan and we made contributions of $7.3 million during the first three months of 2018. During the first three months of 2019, we made contributions of $1.4 million to the other postretirement benefit plans and did not make a contribution during the first three months of 2018. The total 2019 estimated cash contribution to the pension plans is $18.8 million and to the other postretirement benefit plans is $7.9 million.
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
Investing Activities
During the first three months of 2019 and 2018, we used $59.9 million and $70.7 million, respectively, of cash for company-funded and developer-funded utility plant expenditures. Annual expenditures fluctuate each year due to the availability of construction resources and our ability to obtain construction permits in a timely manner. For 2019, the Company's capital program will be dependent in part on the timing and nature of regulatory approvals in connection with Cal Water's 2018 GRC filing. The Company proposed to the CPUC spending $828.5 million on new projects in 2019-2021. Capital expenditures in California are evaluated in the context of the pending GRC and may change as the case moves forward.
Financing Activities
Net cash provided by financing activities was $52.9 million during the first three months of 2019 compared to net cash used of $17.6 million for the same period in 2018.
During the first three months of 2019 and 2018, we borrowed $60.0 million and $45.0 million, respectively, on our unsecured revolving credit facilities. We did not make a repayment on our unsecured revolving credit facilities borrowings during the first three months of 2019 and we made a repayment of $45.0 million for the same period in 2018.
On March 29, 2019, the Company and Cal Water entered into certain syndicated credit agreements, which provide for unsecured revolving credit facilities of up to an initial aggregate amount of $550 million for a term of five years. The revolving credit facilities amend, expand, and replace the Company’s and its subsidiaries’ prior credit facilities originally entered into on May 10, 2015. The new credit facilities extended the terms until March 29, 2024, and increased Cal Water’s unsecured revolving line of credit. The Company and subsidiaries that it designates may borrow up to $150 million under the Company’s revolving credit facility. Cal Water may borrow up to $400 million under its revolving credit facility; however, all borrowings must be repaid within 24 months unless a different period is required or authorized by the CPUC. Additionally, the credit facilities available to the Company may be increased by up to an incremental $150 million under the Cal Water facility and $50 million under the Company facility, subject in each case to certain conditions. The proceeds from the revolving credit facilities may be used for working capital purposes, including the short-term financing of capital projects. Borrowings under the credit facilities typically have maturities varying between one and six months and will bear interest annually at a rate equal to (i) the base rate or (ii) the Eurodollar rate, plus an applicable margin of 0.650% to 0.875%, depending on the Company and its subsidiaries’ consolidated total capitalization ratio.

The undercollected net WRAM and MCBA receivable balances were $60.8 million and $68.2 million as of March 31, 2019 and 2018, respectively. The undercollected balances were primarily financed by Cal Water using short-term and long-term financing arrangements to meet operational cash requirements. Interest on the undercollected balances, the interest recoverable from customers, is limited to the current 90-day commercial paper rates which is significantly lower than Cal Water’s short and long-term financing rates.
Short-term and Long-Term Financing
During the first three months of 2019, we utilized cash generated from operations and borrowings on the unsecured revolving credit facilities to fund operations and capital investments. We did not sell Company common stock during the first three months of 2019 and 2018. We issued $0.5 million of Company common stock for the Company's employee stock purchase plan that went into effect on January 1, 2019. In future periods, management anticipates funding our utility plant needs through a relatively balanced approach between debt and equity.
Short-term liquidity is provided by our unsecured revolving credit facilities and internally generated funds. Long-term financing is accomplished through the use of both debt and equity. The Company and subsidiaries that it designates may borrow up to $150.0 million under the Company’s revolving credit facility. Cal Water may borrow up to $400.0 million under its revolving credit facility; however, all borrowings must be repaid within 24 months unless a different period is required or authorized by the CPUC. The proceeds from the revolving credit facilities may be used for working capital purposes, including the short-term financing of utility plant projects.
As of March 31, 2019 and December 31, 2018, there were short-term borrowings of $125.1 million and $65.1 million, respectively, outstanding on the unsecured revolving credit facilities.
Given our ability to access our lines of credit on a daily basis, cash balances are managed to levels required for daily cash needs and excess cash is invested in short-term or cash equivalent instruments. Minimal operating levels of cash are maintained for Washington Water, New Mexico Water, and Hawaii Water.
Both short-term credit agreements contain affirmative and negative covenants and events of default customary for credit facilities of this type including, among other things, limitations and prohibitions relating to additional indebtedness, liens, mergers, and asset sales. Also, these unsecured credit agreements contain financial covenants governing the Company and its subsidiaries’ consolidated total capitalization ratio not to exceed 66.7% and an interest coverage ratio of three or more. As of March 31, 2019, we are in compliance with all of the covenant requirements and are eligible to use the full amount of our credit facilities.
Bond principal and other long-term debt payments were $0.2 million during the first three months of 2019 and $10.2 million during the first three months of 2018. In addition, Cal Water has $100.0 million of First Mortgage Bonds maturing during the second quarter of 2019, which is expected to be repaid using Cal Water's line of credit until long-term financing can be arranged.
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
Dividends
During the first three months of 2019, our quarterly common stock dividend payments were $0.1975 per share compared to $0.1875 per share during the first three months of 2018. For the full year 2018, the payout ratio was 55.2% of net income. On a long-term basis, our goal is to achieve a dividend payout ratio of 60% of net income accomplished through future earnings growth.
At the April 24, 2019 meeting, the Company's Board of Directors declared the second quarter dividend of $0.1975 per share payable on May 17, 2019, to stockholders of record on May 6, 2019. This was our 297th consecutive quarterly dividend.

2019 Financing Plan
We intend to fund our utility plant needs in future periods through a relatively balanced approach between long-term debt and equity. The Company and Cal Water have a syndicated unsecured revolving line of credit of $150.0 million and $400.0 million, respectively, for short-term borrowings. As of March 31, 2019, the Company’s and Cal Water’s availability on these unsecured revolving lines of credit was $94.9 million and $330.0 million, respectively.
Book Value and Stockholders of Record
Book value per common share was $14.84 at March 31, 2019 compared to $15.19 at December 31, 2018. There were approximately 1,901 stockholders of record for our common stock as of February 11, 2019.
Utility Plant Expenditures
During the first three months of 2019, utility plant expenditures totaled $59.9 million for company-funded and developer-funded projects. For 2019, the Company's capital program will be dependent in part on the timing and nature of regulatory approvals in connection with Cal Water's 2018 GRC filing. The Company proposed to the CPUC spending $828.5 million on new projects in 2019-2021. Capital expenditures in California are evaluated in the context of the pending GRC and may change as the case moves forward. We do not control third-party-funded utility plant expenditures and therefore are unable to estimate the amount of such projects for 2019.
As of March 31, 2019, construction work in progress was $237.4 million. Work in progress includes projects that are under construction but not yet complete and placed in service.
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
Historically, approximately half of our annual water supply is pumped from wells. State groundwater management agencies operate differently in each state. Some of our wells extract ground water from water basins under state ordinances. These are adjudicated groundwater basins, in which a court has settled the dispute between landowners or other parties over how much annual groundwater can be extracted by each party. All of our adjudicated groundwater basins are located in the State of California. Our annual groundwater extraction from adjudicated groundwater basins approximates 6.8 billion gallons or 14.0% of our total annual water supply pumped from wells. Historically, we have extracted less than 100% of our annual adjudicated groundwater rights and have the right to carry forward up to 20% of the unused amount to the next annual period. All of our remaining wells extract ground water from managed or unmanaged water basins. There are no set limits for the ground water extracted from these water basins. Our annual groundwater extraction from managed groundwater basins approximates 29.1 billion gallons or 59.4% of our total annual water supply pumped from wells. Our annual groundwater extraction from unmanaged groundwater basins approximates 13.1 billion gallons or 26.6% of our total annual water supply pumped from wells. Most of the managed groundwater basins we extract water from have groundwater recharge facilities. We are required to pay well pump taxes to financially support these groundwater recharge facilities. Well pump taxes were $2.1 million and $3.6 million for the three months ended March 31, 2019 and 2018, respectively. In 2014, the State of California enacted the Sustainable Groundwater Management Act of 2014. The law and its implementing regulations require most basins to select a sustainability agency by 2017, develop a sustainability plan by 2022, and show progress toward sustainability by 2027. We expect that in the future, groundwater will be produced mainly from managed and adjudicated basins.
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
CONTRACTUAL OBLIGATIONS
During the three months ended March 31, 2019, there were no material changes in contractual obligations outside the normal course of business.

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
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2019. Based on that evaluation and the changes made to our internal control over financial reporting in the first quarter of 2019 noted below, we concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

(b) Changes to Internal Control over Financial Reporting
To remediate the material weakness in internal control over financial reporting as of December 31, 2018 disclosed in our Form 10-K Item 9A, management made the following changes during the first quarter of 2019:
•Management revised the design of monthly regulatory balancing account control for the health cost balancing account (HCBA) and pension cost balancing account (PCBA). Monthly detailed calculations are prepared for these balancing accounts, which are reviewed by accounting and rates management who approve the calculations. The monthly review and approval process validates all assumptions and inputs used to determine the monthly balancing account revenue and related balance sheet account adjustments for HCBA and PCBA. This control was implemented in the first quarter of 2019 and internal audit tested the design and operating effectiveness of the resulting control and concluded that it is operating effectively as of March 31, 2019.
•Management designed a new control over GRC settlements or decisions. When GRC approval is final or a rate case settlement is final, management will review the authorized GRC provisions, events, and requirements that have financial reporting impacts. Accounting management will prepare a memo outlining the specific accounting procedures for each GRC balancing account, including examples of the required monthly calculations. The final memo and supporting documents will be provided to rates management to validate all known GRC changes that impact financial reporting have been documented in the memo.
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
Item 1A.
RISK FACTORS
There have been no material changes to the Company’s risk factors set forth in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year-ended December 31, 2018 filed with the SEC on February 28, 2019.

Item 6.
EXHIBITS

Exhibit	Description
4.0	The Company agrees to furnish upon request to the Securities and Exchange Commission a copy of each instrument defining the rights of holders of long-term debt of the Company

4.1
Certificate of Elimination of the Series D Participating Preferred Stock, as filed with Delaware Secretary of State on February 27, 2019 (Exhibit 4.2 to the Annual Report on Form 10-K filed February 28, 2019).

10.1
Credit Agreement dated as of March 29, 2019 among California Water Service Group and certain of its subsidiaries from time to time party thereto, as borrowers, Bank of America, N.A., as administrative agent, swing line lender and letter of credit issuer, Merrill Lynch, Pierce, Fenner & Smith Incorporated, as sole lead arranger and sole bookrunner, CoBank, ACB, and U.S. Bank National Association as co-syndication agents, Bank of China, Los Angeles Branch and Wells Fargo Bank, National Association as co-documentation agents, and the other lender parties thereto (Exhibit 10.1 to the Current Report on Form 8-K filed March 29, 2019).

10.2
Credit Agreement dated as of March 29, 2019 among California Water Service Company as borrower, Bank of America, N.A., as administrative agent, swing line lender and letter of credit issuer, Merrill Lynch, Pierce, Fenner & Smith Incorporated, as sole lead arranger and sole bookrunner, CoBank, ACB, and U.S. Bank National Association as co-syndication agents, Bank of China, Los Angeles Branch and Wells Fargo Bank, National Association as co-documentation agents, and the other lender parties thereto (Exhibit 10.2 to the Current Report on Form 8-K filed March 29, 2019).

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

101
The following materials from California Water Service Group's Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of (Loss) Income, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to the Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CALIFORNIA WATER SERVICE GROUP
Registrant

April 25, 2019	By:	/s/ Thomas F. Smegal III
Thomas F. Smegal III
Vice President,
Chief Financial Officer and Treasurer