Form 10-Q
period 2019-06-30
CALIFORNIA WATER SERVICE GROUP
filed 2019-08-01
CIK 1035201

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
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
Not Applicable
(Former name, former address and former fiscal year, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol(s)	Name of Each Exchange on Which Registered:
Common Stock, $0.01 par value per share	CWT	New York Stock Exchange
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit). Yes ☒  No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common shares outstanding as of June 30, 2019 — 48,140,000

PART I FINANCIAL INFORMATION
Item 1.
FINANCIAL STATEMENTS
The condensed consolidated financial statements presented in this filing on Form 10-Q have been prepared by management and are unaudited.
CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited (In thousands, except per share data)

	June 30, 2019	December 31, 2018
ASSETS
Utility plant:
Utility plant	$3,346,165	$3,229,446
Less accumulated depreciation and amortization	(1,043,960)	(996,723)
Net utility plant	2,302,205	2,232,723
Current assets:
Cash and cash equivalents	54,560	47,176
Receivables:
Customers	43,345	30,037
Regulatory balancing accounts	33,466	42,394
Other	17,616	17,101
Unbilled revenue	32,934	33,427
Materials and supplies at weighted average cost	6,989	6,586
Taxes, prepaid expenses, and other assets	17,120	11,981
Total current assets	206,030	188,702
Other assets:
Regulatory assets	373,619	353,569
Goodwill	2,615	2,615
Other assets	80,126	60,095
Total other assets	456,360	416,279
TOTAL ASSETS	$2,964,595	$2,837,704
CAPITALIZATION AND LIABILITIES
Capitalization:
Common stock, $0.01 par value; 68,000 shares authorized, 48,140 and 48,065 outstanding in 2019 and 2018, respectively	$481	$481
Additional paid-in capital	340,274	337,623
Retained earnings	382,409	392,053
Total common stockholders’ equity	723,164	730,157
Long-term debt, net	807,693	710,027
Total capitalization	1,530,857	1,440,184
Current liabilities:
Current maturities of long-term debt, net	5,312	104,911
Short-term borrowings	165,100	65,100
Accounts payable	97,376	95,580
Regulatory balancing accounts	17,855	12,213
Accrued interest	6,311	5,674
Accrued expenses and other liabilities	39,435	37,688
Total current liabilities	331,389	321,166
Unamortized investment tax credits	1,649	1,649
Deferred income taxes	216,880	213,033
Pension and postretirement benefits other than pensions	201,476	193,538
Regulatory liabilities and other	264,027	256,522
Advances for construction	189,642	186,342
Contributions in aid of construction	228,675	225,270
Commitments and contingencies (Note 10)
TOTAL CAPITALIZATION AND LIABILITIES	$2,964,595	$2,837,704
See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Unaudited (In thousands, except per share data)

For the three months ended	June 30, 2019	June 30, 2018
Operating revenue	$179,031	$174,938
Operating expenses:
Operations:
Water production costs	64,635	65,373
Administrative and general	25,434	24,383
Other operations	22,542	20,724
Maintenance	5,692	5,389
Depreciation and amortization	22,326	20,953
Income taxes	4,321	4,870
Property and other taxes	7,068	6,407
Total operating expenses	152,018	148,099
Net operating income	27,013	26,839
Other income and expenses:
Non-regulated revenue	5,130	4,845
Non-regulated expenses	(3,900)	(6,115)
Other components of net periodic benefit cost	(1,192)	(2,463)
Allowance for equity funds used during construction	1,686	710
Income tax (expense) benefit on other income and expenses	(487)	819
Net other income (loss)	1,237	(2,204)
Interest expense:
Interest expense	12,178	10,134
Allowance for borrowed funds used during construction	(924)	(304)
Net interest expense	11,254	9,830
Net income	$16,996	$14,805
Earnings per share:	0	—
Basic	$0.35	$0.31
Diluted	0.35	0.31
Weighted average shares outstanding:
Basic	48,136	48,073
Diluted	48,136	48,073
 See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Unaudited (In thousands, except per share data)

For the six months ended	June 30, 2019	June 30, 2018
Operating revenue	$305,142	$309,491
Operating expenses:
Operations:
Water production costs	110,227	112,979
Administrative and general	54,531	50,702
Other operations	40,363	38,364
Maintenance	12,147	10,828
Depreciation and amortization	44,694	41,668
Income taxes	1,330	5,164
Property and other taxes	14,361	13,111
Total operating expenses	277,653	272,816
Net operating income	27,489	36,675
Other income and expenses:
Non-regulated revenue	10,031	9,264
Non-regulated expenses	(6,119)	(11,552)
Other components of net periodic benefit cost	(2,451)	(5,009)
Allowance for equity funds used during construction	3,219	1,621
Income tax (expense) benefit on other income and expenses	(1,315)	1,577
Net other income (loss)	3,365	(4,099)
Interest expense:
Interest expense	23,253	19,332
Allowance for borrowed funds used during construction	(1,755)	(799)
Net interest expense	21,498	18,533
Net income	$9,356	$14,043
Earnings per share:
Basic	$0.19	$0.29
Diluted	0.19	0.29
Weighted average shares outstanding:
Basic	48,111	48,051
Diluted	48,111	48,051
 See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited (In thousands)

For the six months ended:	June 30, 2019	June 30, 2018
Operating activities:
Net income	$9,356	$14,043
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	45,744	42,582
Change in value of life insurance contracts	(3,147)	817
Allowance for equity funds used during construction	(3,219)	(1,621)
Changes in operating assets and liabilities:
Receivables and unbilled revenue	(16,619)	(14,431)
Accounts payable	5,928	6,417
Other current assets	(5,750)	(4,207)
Other current liabilities	(396)	(4,168)
Other changes in noncurrent assets and liabilities	11,494	10,139
Net cash provided by operating activities	43,391	49,571
Investing activities:
Utility plant expenditures	(121,936)	(133,900)
Life insurance proceeds	—	2,054
Purchase of life insurance contracts	—	(2,054)
Net cash used in investing activities	(121,936)	(133,900)
Financing activities:
Short-term borrowings	190,000	111,000
Repayment of short-term borrowings	(90,000)	(61,000)
Issuance of long-term debt, net of expenses of $1,558 for 2019 and $0 for 2018	398,442	—
Repayment of long-term debt	(401,358)	(12,264)
Advances and contributions in aid of construction	12,755	8,385
Refunds of advances for construction	(3,555)	(3,498)
Repurchase of common stock	(2,203)	(1,364)
Issuance of common stock	829	—
Dividends paid	(19,000)	(18,017)
Net cash provided by financing activities	85,910	23,242
Change in cash, cash equivalents, and restricted cash	7,365	(61,087)
Cash, cash equivalents, and restricted cash at beginning of period	47,715	95,352
Cash, cash equivalents, and restricted cash at end of period	$55,080	$34,265
Supplemental information:
Cash paid for interest (net of amounts capitalized)	$21,033	$17,344
Supplemental disclosure of non-cash activities:
Accrued payables for investments in utility plant	$31,464	$30,696
Utility plant contribution by developers	$11,092	$8,653
 See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

CALIFORNIA WATER SERVICE GROUP
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2019
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

Basis of Presentation

The unaudited condensed consolidated interim financial information has been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission (SEC) and therefore do not contain all of the information and footnotes required by GAAP and the SEC for annual financial statements. The unaudited condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2018 as filed with the SEC on February 28, 2019.

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
Note 2. Summary of Significant Accounting Policies
Operating revenue
The following tables disaggregate the Company’s operating revenue by source for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30
	2019	2018
Revenue from contracts with customers	$167,467	$171,772
Regulatory balancing account revenue	11,564	3,166
Total operating revenue	$179,031	$174,938

	Six Months Ended June 30
	2019	2018
Revenue from contracts with customers	$284,877	$306,026
Regulatory balancing account revenue	20,265	3,465
Total operating revenue	$305,142	$309,491

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
In the following tables, revenue from contracts with customers is disaggregated by class of customers for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30
	2019	2018
Residential	$107,349	$109,849
Business	31,706	32,125
Industrial	7,524	7,941
Public authorities	7,613	8,251
Other (a)	13,275	13,606
Total revenue from contracts with customers	$167,467	$171,772

	Six Months Ended June 30
	2019	2018
Residential	$191,609	$201,167
Business	57,186	59,182
Industrial	14,788	15,520
Public authorities	12,084	13,695
Other (a)	9,210	16,462
Total revenue from contracts with customers	$284,877	$306,026

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
Non-regulated Revenue
The following tables disaggregate the Company’s non-regulated revenue by source for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30
	2019	2018
Operating and maintenance revenue	$3,273	$2,297
Other non-regulated revenue	1,267	1,981
Non-regulated revenue from contracts with customers	$4,540	$4,278
Lease revenue	$590	$567
Total non-regulated revenue	$5,130	$4,845

	Six Months Ended June 30
	2019	2018
Operating and maintenance revenue	$6,319	$5,462
Other non-regulated revenue	2,563	2,724
Non-regulated revenue from contracts with customers	$8,882	$8,186
Lease revenue	$1,149	$1,078
Total non-regulated revenue	$10,031	$9,264

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
Lease revenue is not considered revenue from contracts with customers and is recognized following operating lease standards. The Company is the lessor in operating lease agreements with telecommunications companies under which cellular phone antennas are placed on the Company's property. The company provides the lessee the right to ingress and egress across lessor property to access the antennas. The minimum rents are recognized on a straight-line basis over the terms of the leases, which may span multiple years. The excess rents are recognized over amounts contractually due pursuant to the underlying leases and is included in a deferred receivable account in the accompanying balance sheet. The leases generally have terms of 5 to 10 years, with lessee options to extend the lease for up to 15 years. The exercise of lease renewal options is at the lessee’s sole discretion. Most of the Company’s lease agreements contain mutual termination options that require prior written notice by either lessee or lessor. A subset of the Company’s leases contains variable lease payments that depend on changes in the consumer price index (CPI).
The Company determines if an arrangement is a lease at inception. Generally, a lease agreement exists if the Company determines that the arrangement gives the lessee control over the use of an identified asset and obtains substantially all of the benefits from the identified asset.
Maturities of lease payments to be received are as follows:

Year Ending December 31,	Operating Leases
2019	$3,095
2020	2,499
2021	1,827
2022	1,031
2023	554
Thereafter	872

Cash, Cash Equivalents, and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents, and restricted cash within the Condensed Consolidated Balance Sheets that sum to the total of the same such amounts shown on the Condensed Consolidated Statements of Cash Flows:

	June 30, 2019	December 31, 2018
Cash and cash equivalents	54,560	47,176
Restricted cash (included in "taxes, prepaid expenses and other assets")	520	539
Total cash, cash equivalents, and restricted cash shown in the statements of cash flows	$55,080	$47,715

Adoption of New Accounting Standards
In February of 2016, the Financial Accounting Standards Board (FASB) issued guidance on leases, with amendments in 2018. The guidance requires lessees to recognize an asset and liability on the balance sheet for all of their lease obligations. Operating leases were previously not recognized on the balance sheet.
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

The Company elected certain practical expedients and carried forward historical conclusions related to (1) contracts that contain leases, (2) existing lease classification for any expired or existing leases, and (3) initial direct costs for any existing leases. The Company also applied the practical expedient that allows the Company to elect, as an accounting policy, by asset class, to include both lease and nonlease components as a single component and account for it as a lease. The Company applied the short-term lease exception which allowed the Company to not have to apply the recognition requirements of the new leasing guidance for short-term leases and to recognize lease payments in net income on a straight line basis over the lease term. Otherwise, the new standard did not have a material impact on the remaining consolidated financial statements.

Note 3. Stock-based Compensation
Equity Incentive Plan
During the six months ended June 30, 2019 and 2018, the Company granted annual Restricted Stock Awards (RSAs) of 36,183 and 46,135, respectively, to officers and directors of the Company. During those same periods, 10,878 RSAs and 13,306 RSAs, respectively, were canceled. During the three months ended June 30, 2019 and 2018, no RSAs were granted and 2,544 RSAs and 3,842 RSAs, respectively, were canceled. RSAs granted to officers vest over 36 months with the first year cliff vesting. RSAs granted to directors generally vest at the end of 12 months. During the first six months of 2019 and 2018, the RSAs granted were valued at $52.83 and $35.40 per share, respectively, based upon the fair value of the Company’s common stock on the date of grant.
During the six months ended June 30, 2019 and 2018, the Company granted 26,473 and 28,594 performance-based Restricted Stock Unit Awards (RSUs), respectively, to officers. During those same periods, the Company issued 62,726 RSUs and 48,753 RSUs, respectively, to officers, and canceled 31,177 RSUs and 24,009 RSUs, respectively. During the three months ended June 30, 2019 and 2018, the Company did not grant, issue or cancel any RSUs. Each RSU award reflects a target number of shares that may be issued to the award recipient. The 2019 and 2018 awards may be earned upon completion of the three-year performance period and are recognized as expense ratably over the period using a fair value of $52.83 per share and $35.40 per share, respectively, and an estimate of RSUs earned during the period. The Company has recorded compensation costs for the RSAs and RSUs in administrative and general operating expenses in the amount of $3.9 million and $1.5 million for the six months ended June 30, 2019 and 2018, respectively. For the three months ended June 30, 2019 and 2018, the Company has recorded compensation costs for the RSAs and RSUs in the amount of $1.2 million and $0.8 million, respectively.
Note 4. Equity
The Company’s changes in total common stockholders’ equity for the six months ended June 30, 2019 and 2018 were as follows:

	Six months ended June 30, 2019
	Common Stock		Additional Paid-in Capital	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
	(In thousands)
Balance at January 1, 2019	48,065	$481	$337,623	$392,053	$730,157
Net loss				(7,640)	(7,640)
Issuance of common stock	109	—	3,179	—	3,179
Repurchase of common stock	(40)	—	(2,074)	—	(2,074)
Dividends paid on common stock ($0.1975 per share)				(9,493)	(9,493)
Balance at March 31, 2019	48,134	481	338,728	374,920	714,129
Net income				16,996	16,996
Issuance of common stock	8	—	1,675	—	1,675
Repurchase of common stock	(2)	—	(129)	—	(129)
Dividends paid on common stock ($0.1975 per share)				(9,507)	(9,507)
Balance at June 30, 2019	48,140	481	340,274	382,409	723,164

	Six months ended June 30, 2018
	Common Stock		Additional Paid-in Capital	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
	(In thousands)
Balance at January 1, 2018	48,012	$480	$336,229	$362,512	$699,221
Net loss				(762)	(762)
Issuance of common stock	95	1	635	—	636
Repurchase of common stock	(33)	—	(1,239)	—	(1,239)
Dividends paid on common stock ($0.1875 per share)				(9,003)	(9,003)
Balance at March 31, 2018	48,074	481	335,625	352,747	688,853
Net income				14,805	14,805
Issuance of common stock	—	—	737	—	737
Repurchase of common stock	(4)	—	(124)	—	(124)
Dividends paid on common stock ($0.1875 per share)				(9,014)	(9,014)
Balance at June 30, 2018	48,070	481	336,238	358,538	695,257

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

	Three Months Ended June 30
	2019	2018
	(In thousands, except per share data)
Net income available to common stockholders	$16,996	$14,805
Weighted average common shares outstanding, basic	48,136	48,073
Weighted average common shares outstanding, dilutive	48,136	48,073
Earnings per share - basic	$0.35	$0.31
Earnings per share - diluted	$0.35	$0.31

	Six Months Ended June 30
	2019	2018
	(In thousands, except per share data)
Net income available to common stockholders	$9,356	$14,043
Weighted average common shares outstanding, basic	48,111	48,051
Weighted average common shares outstanding, dilutive	48,111	48,051
Earnings per share - basic	$0.19	$0.29
Earnings per share - diluted	$0.19	$0.29

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

Cash contributions made by the Company related to the pension plans were $6.3 million and $16.3 million for the six months ended June 30, 2019 and 2018, respectively. Cash contributions made by the Company related to the other postretirement benefit plans were $3.4 million and $2.7 million for the six months ended June 30, 2019 and 2018, respectively. The total 2019 estimated cash contribution to the pension plans is $18.8 million and to the other postretirement benefit plans is $7.9 million.

The following tables list components of net periodic benefit costs for the pension plans and other postretirement benefits. The data listed under “pension plan” includes the qualified pension plan and the non-qualified supplemental executive retirement plan. The data listed under “other benefits” is for all other postretirement benefits.

	Three Months Ended June 30
	Pension Plan		Other Benefits
	2019	2018	2019	2018
Service cost	$6,565	$7,402	$1,762	$2,550
Interest cost	6,642	5,995	1,337	1,484
Expected return on plan assets	(7,567)	(6,862)	(1,435)	(1,416)
Amortization of prior service cost	1,262	1,263	49	11
Recognized net actuarial loss	1,312	2,797	104	773
Net periodic benefit cost	$8,214	$10,595	$1,817	$3,402

	Six Months Ended June 30
	Pension Plan		Other Benefits
	2019	2018	2019	2018
Service cost	$13,129	$14,804	$3,524	$5,100
Interest cost	13,284	11,989	2,674	2,969
Expected return on plan assets	(15,133)	(13,725)	(2,871)	(2,832)
Amortization of prior service cost	2,524	2,526	99	21
Recognized net actuarial loss	2,624	5,595	207	1,547
Net periodic benefit cost	$16,428	$21,189	$3,633	$6,805

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

Note 7. Short-term and Long-term Borrowings
On June 11, 2019, Cal Water completed the sale and issuance of $400.0 million in aggregate principal amount of First Mortgage Bonds (the bonds) in a private placement. The bonds consist of $100.0 million of 3.40% bonds, series VVV, maturing June 11, 2029; $100.0 million of 4.07% bonds, series WWW, maturing June 11, 2049; and $200.0 million of 4.17% bonds, series YYY, maturing June 11, 2059. Interest on the bonds will accrue semi-annually and be payable in arrears. The bonds will rank equally with all of Cal Water’s other First Mortgage Bonds and will be secured by liens on Cal Water’s properties, subject to certain exceptions and permitted liens. Cal Water used the net proceeds from the sale of the bonds to pay down outstanding short-term borrowings and to redeem $300.0 million of bond series UUU. The bonds were not registered under the Securities Act of 1933 and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.
On March 29, 2019, the Company and Cal Water entered into certain syndicated credit agreements, which provide for unsecured revolving credit facilities of up to an initial aggregate amount of $550 million for a term of five years. The revolving credit facilities amend, expand, and replace the Company’s and its subsidiaries’ prior credit facilities originally entered into on May 10, 2015. The new credit facilities extended the terms until March 29, 2024, and increased Cal Water’s unsecured revolving line of credit. The Company and subsidiaries that it designates may borrow up to $150 million under the Company’s revolving credit facility. Cal Water may borrow up to $400 million under its revolving credit facility. All borrowings must be repaid within 24 months unless a different period is required or authorized by the CPUC. Additionally, the credit facilities may be increased by up to an incremental $150 million under the Cal Water facility and $50 million under the Company facility, subject in each case to certain conditions. The proceeds from the revolving credit facilities may be used for working capital purposes, including the short-term financing of capital projects. Borrowings under the credit facilities typically have maturities varying between one and six months and will bear interest annually at a rate equal to (i) the base rate or (ii) the Eurodollar rate, plus an applicable margin of 0.650% to 0.875%, depending on the Company and its subsidiaries’ consolidated total capitalization ratio.
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
The outstanding borrowings on the Company line of credit were $55.1 million as of June 30, 2019 and December 31, 2018. There were $110.0 million and $10.0 million of borrowings on the Cal Water line of credit as of June 30, 2019 and December 31, 2018, respectively. The average borrowing rate for borrowings on the Company and Cal Water lines of credit during the six months ended June 30, 2019 was 3.33% compared to 2.72% for the same period last year.
Note 8. Income Taxes
The Company adjusts its effective tax rate each quarter to be consistent with the estimated annual effective tax rate. The Company also records the tax effect of unusual or infrequently occurring discrete items.
The provision for income taxes is shown in the tables below:

	Three Months Ended June 30
	2019	2018
Income tax expense	$4,808	$4,051

	Six Months Ended June 30
	2019	2018
Income tax expense	$2,645	$3,587

The income tax expense increased $0.8 million to $4.8 million for the three months ended June 30, 2019 as compared to the three months ended June 30, 2018. The increase is due to an increase in pre-tax income of $2.9 million for the three months ended June 30, 2019 as compared to the three months ended June 30, 2018.

The income tax expense decreased $0.9 million to $2.6 million for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018. The decrease is due to a decrease in pre-tax income of $5.6 million for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018.

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

The Company is continuing to work with state regulators to finalize the customer net refund of $107.0 million to ensure compliance with federal normalization rules and will record any adjustments based on state regulator's decisions.
The Company had unrecognized tax benefits of approximately $10.6 million and $11.5 million as of June 30, 2019 and 2018, respectively. Included in the balance of unrecognized tax benefits as of June 30, 2019 and 2018 are approximately $3.1 million and $2.2 million, respectively, of tax benefits that, if recognized, would result in an adjustment to the Company’s effective tax rate. The Company does not expect its unrecognized tax benefits to change significantly within the next 12 months.
Note 9. Regulatory Assets and Liabilities
Regulatory assets and liabilities were comprised of the following as of June 30, 2019 and December 31, 2018:

	Recovery Period	June 30, 2019	December 31, 2018
Regulatory Assets
Pension and retiree group health	Indefinitely	$156,618	$156,947
Property-related temporary differences (tax benefits flowed through to customers)	Indefinitely	100,626	99,376
Other accrued benefits	Indefinitely	21,342	20,588
Net WRAM and MCBA long-term accounts receivable	1-2 years	30,460	17,134
Asset retirement obligations, net	Indefinitely	19,140	18,197
Interim rates long-term accounts receivable	1 year	4,642	4,642
Tank coating	10 years	12,559	11,196
Health care balancing account	1 year	442	442
Pension balancing account	1 year	18,211	16,494
Other components of net periodic benefit cost	Indefinitely	3,983	3,221
Other regulatory assets	Various	5,596	5,332
Total Regulatory Assets		$373,619	$353,569

Regulatory Liabilities
Future tax benefits due to customers		$180,141	$180,205
Health care balancing account		3,817	3,516
Conservation program		6,599	6,880
Net WRAM and MCBA long-term payable		120	222
Tax accounting memorandum account		765	5,039
Cost of capital memorandum account		147	2,834
1,2,3 trichloropropane settlement proceeds		10,950	12,142
Other regulatory liabilities		221	437
Total Regulatory Liabilities		$202,760	$211,275

Short-term regulatory assets and liabilities are excluded from the above table.

The short-term regulatory assets were $33.5 million as of June 30, 2019 and $42.4 million as of December 31, 2018. As of June 30, 2019 and December 31, 2018, the short-term regulatory assets primarily consist of net WRAM and MCBA receivables.
The short-term portions of regulatory liabilities were $17.9 million as of June 30, 2019 and $12.2 million as of December 31, 2018. The short-term regulatory liabilities as of June 30, 2019, primarily consist of 1,2,3 trichloropropane (TCP) settlement proceeds, tax accounting memorandum account refunds, and cost of capital memorandum account refunds. As of December 31, 2018, the short-term regulatory liabilities primarily consist of TCP settlement proceeds and net WRAM and MCBA liability balances.
Note 10. Commitments and Contingencies
Commitments
The Company has significant commitments to purchase water from water wholesalers. These commitments are described in the Company's Annual Report on Form 10-K for the year ended December 31, 2018.
Leases
The Company has operating and finance leases for water systems, offices, land easements, licenses, equipment, and other facilities. The leases generally have remaining lease terms of 1 year to 50 years, some of which include options to extend the lease for up to 25 years. The exercise of lease renewal options is at the Company’s sole discretion. Most of the Company’s lease agreements contain mutual termination options that require prior written notice by either lessee or lessor. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants. Certain leases include options to purchase the leased property. The depreciable life of the assets and leasehold improvements are limited by the expected lease term, unless there is a transfer of title or purchase option that is reasonably certain of exercise. Leases with an initial term of 12 months or less are not recorded on the balance sheet as the Company applied the short-term lease exception allowed by the FASB guidance. Lease expense for these leases are recognized on a straight-line basis over the lease term. A subset of the Company’s leases contains variable lease payments that depend on changes in the CPI.
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

Supplemental balance sheet information related to leases was as follows:

As of June 30, 2019
Operating leases
Other assets	$14,241

Accrued expenses and other liabilities	$1,309
Regulatory liabilities and other	12,897
Total operating lease liabilities	$14,206

Finance leases
Utility plant	$18,207
Accumulated depreciation and amortization	(9,059)
Net utility plant	$9,148

Current maturities of long-term debt, net	$660
Long-term debt, net	5,550
Total finance lease liabilities	$6,210

Weighted average remaining lease term
Operating leases	160 months
Finance leases	83 months

Weighted average discount rate
Operating leases	3.7%
Finance leases	5.5%

The components of lease expense were as follows:

Three Months Ended June 30
2019
Operating lease cost	$457

Finance lease cost:
Amortization of right-of-use assets	$313
Interest on lease liabilities	89
Total finance lease cost	$402

Short-term lease cost	$66
Variable lease cost	100
Total lease cost	$1,025

Six Months Ended June 30
2019
Operating lease cost	$878

Finance lease cost:
Amortization of right-of-use assets	$626
Interest on lease liabilities	179
Total finance lease cost	$805

Short-term lease cost	$173
Variable lease cost	132
Total lease cost	$1,988
Supplemental cash flow information related to leases was as follows:

Six Months Ended June 30
2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$852
Operating cash flows from finance leases	179
Financing cash flows from finance leases	347
Non-cash activities: right-of-use assets obtained in exchange for lease obligations:
Operating leases	1,006
Finance leases	672

Maturities of lease liabilities as of June 30, 2019 are as follows:

Year Ending December 31,	Operating Leases	Finance Leases
2019 (a)	$887	$490
2020	1,809	986
2021	1,587	987
2022	1,460	987
2023	1,369	1,506
2024	1,175	940
Thereafter	9,938	1,645
Total lease payments	$18,225	$7,541

Less imputed interest	$(4,019)	$(1,331)
Total	$14,206	$6,210
(a) Excludes payments made for the first six months of 2019.

As previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2018 and under the previous lease accounting standard, minimum lease payments, as of December 31, 2018, under non-cancelable operating leases by period were expected to be as follows:

2019	$1,771
2020	1,709
2021	1,485
2022	1,355
2023	1,261
Thereafter	10,538
Total	$18,119

Contingencies
Groundwater Contamination
The Company has undertaken litigation against third parties to recover past and anticipated costs related to groundwater contamination in our service areas. The cost of litigation is expensed as incurred and any settlement is first offset against such costs. The CPUC’s general policy requires all proceeds from groundwater contamination litigation to be used first to pay transactional expenses, then to make customers whole for water treatment costs to comply with the CPUC’s water quality standards. The CPUC allows for a risk-based consideration of contamination proceeds which exceed the costs of the remediation described above and may result in some sharing of proceeds with the shareholder, determined on a case by case basis. The CPUC has authorized various memorandum accounts that allow the Company to track significant litigation costs and to request recovery of these costs in future filings.
Other Legal Matters
From time to time, the Company is involved in various disputes and litigation matters that arise in the ordinary course of business. The status of each significant matter is reviewed and assessed for potential financial exposure. If the potential loss from any claim or legal proceeding is considered probable and the amount of the range of loss can be estimated, a liability is accrued for the estimated loss in accordance with the accounting standards for contingencies. Legal proceedings are subject to uncertainties, and the outcomes are difficult to predict. Because of such uncertainties, accruals are based on the best information available at the time. While the outcome of these disputes and litigation matters cannot be predicted with any certainty, management does not believe when taking into account existing reserves the ultimate resolution of these matters will materially affect the Company’s financial position, results of operations, or cash flows. As of June 30, 2019 and December 31, 2018, the Company recognized a liability of $2.7 million and $2.3 million, respectively, for known legal matters. The cost of litigation is expensed as incurred and any settlement is first offset against such costs. Any settlement in excess of the cost to litigate is accounted for on a case by case basis, dependent on the nature of the settlement.
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

Long-term debt fair values were estimated using the published quoted market price, if available, or the discounted cash flow analysis, based on the current rates available using a risk-free rate (a U.S. Treasury securities yield curve) plus a risk premium of 1.83%.
Advances for construction fair values were estimated using broker quotes from companies that frequently purchase these investments.

	June 30, 2019
		Fair Value
	Cost	Level 1	Level 2	Level 3	Total
Long-term debt, including current maturities, net	$813,005	—	$862,181	—	$862,181
Advances for construction	189,642	—	79,834	—	79,834
Total	$1,002,647	$—	$942,015	$—	$942,015

	December 31, 2018
		Fair Value
	Cost	Level 1	Level 2	Level 3	Total
Long-term debt, including current maturities, net	$814,938	$—	$849,551	$—	$849,551
Advances for construction	186,342	—	77,204	—	77,204
Total	$1,001,280	—	$926,755	$—	$926,755

Note 12. Condensed Consolidating Financial Statements
On November 17, 2010, Cal Water issued $100.0 million aggregate principal amount of 5.500% First Mortgage Bonds due 2040, all of which is fully and unconditionally guaranteed by the Company. As a result of this guarantee arrangement, the Company is required to present the following condensed consolidating financial information. The investments in affiliates are accounted for and presented using the “equity method” of accounting.
The following tables present the Condensed Consolidating Balance Sheets as of June 30, 2019 and December 31, 2018, the Condensed Consolidating Statements of Income for the three and six months ended June 30, 2019 and 2018, and the Condensed Consolidating Statements of Cash Flows for the six months ended June 30, 2019 and 2018 of (i) California Water Service Group, the guarantor of the First Mortgage Bonds and the parent company; (ii) California Water Service Company, the issuer of the First Mortgage Bonds and a 100% owned consolidated subsidiary of California Water Service Group; and (iii) the other 100% owned non-guarantor consolidated subsidiaries of California Water Service Group. No other subsidiary of the Company guarantees the securities.

CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATING BALANCE SHEET
As of June 30, 2019
(In thousands)

	Parent Company	Cal Water	All Other Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS
Utility plant:
Utility plant	$1,318	$3,132,488	$219,556	$(7,197)	$3,346,165
Less accumulated depreciation and amortization	(1,060)	(981,960)	(63,079)	2,139	(1,043,960)
Net utility plant	258	2,150,528	156,477	(5,058)	2,302,205
Current assets:
Cash and cash equivalents	1,523	44,079	8,958	—	54,560
Receivables and unbilled revenue	—	121,618	5,743	—	127,361
Receivables from affiliates	27,087	1,219	116	(28,422)	—
Other current assets	379	21,840	1,890	—	24,109
Total current assets	28,989	188,756	16,707	(28,422)	206,030
Other assets:
Regulatory assets	—	369,320	4,299	—	373,619
Investments in affiliates	723,345	—	—	(723,345)	—
Long-term affiliate notes receivable	26,965	—	—	(26,965)	—
Other assets	490	77,721	4,766	(236)	82,741
Total other assets	750,800	447,041	9,065	(750,546)	456,360
TOTAL ASSETS	$780,047	$2,786,325	$182,249	$(784,026)	$2,964,595
CAPITALIZATION AND LIABILITIES
Capitalization:
Common stockholders’ equity	$723,164	$648,366	$80,226	$(728,592)	$723,164
Affiliate long-term debt	—	—	—	—	—
Long-term debt, net	—	807,163	27,495	(26,965)	807,693
Total capitalization	723,164	1,455,529	107,721	(755,557)	1,530,857
Current liabilities:
Current maturities of long-term debt, net	—	5,113	199	—	5,312
Short-term borrowings	55,100	110,000	—	—	165,100
Payables to affiliates	—	2,917	25,505	(28,422)	—
Accounts payable	—	93,307	4,069	—	97,376
Accrued expenses and other liabilities	343	59,872	3,386	—	63,601
Total current liabilities	55,443	271,209	33,159	(28,422)	331,389
Unamortized investment tax credits	—	1,649	—	—	1,649
Deferred income taxes	1,440	213,236	2,236	(32)	216,880
Pension and postretirement benefits other than pensions	—	201,476	—	—	201,476
Regulatory liabilities and other	—	257,124	6,918	(15)	264,027
Advances for construction	—	189,152	490	—	189,642
Contributions in aid of construction	—	196,950	31,725	—	228,675
TOTAL CAPITALIZATION AND LIABILITIES	$780,047	$2,786,325	$182,249	$(784,026)	$2,964,595

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

CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATING STATEMENT OF INCOME
For the three months ended June 30, 2019
(In thousands)

	Parent Company	Cal Water	All Other Subsidiaries	Consolidating Adjustments	Consolidated
Operating revenue	$—	$167,450	$11,581	$—	$179,031
Operating expenses:
Operations:
Water production costs	—	62,143	2,492	—	64,635
Administrative and general	23	23,207	2,204	—	25,434
Other operations	—	20,857	1,829	(144)	22,542
Maintenance	—	5,423	269	—	5,692
Depreciation and amortization	24	20,814	1,508	(20)	22,326
Income tax (benefit) expense	(144)	3,792	455	218	4,321
Property and other taxes	—	6,305	763	—	7,068
Total operating (income) expenses	(97)	142,541	9,520	54	152,018
Net operating income	97	24,909	2,061	(54)	27,013
Other income and expenses:
Non-regulated revenue	614	4,881	394	(759)	5,130
Non-regulated expenses	—	(3,665)	(235)	—	(3,900)
Other components of net periodic benefit cost	—	(1,164)	(28)	—	(1,192)
Allowance for equity funds used during construction	—	1,686	—	—	1,686
Income tax expense on other income and expenses	(171)	(486)	(43)	213	(487)
Net other income	443	1,252	88	(546)	1,237
Interest:
Interest expense	467	11,708	617	(614)	12,178
Allowance for borrowed funds used during construction	—	(862)	(62)	—	(924)
Net interest expense	467	10,846	555	(614)	11,254
Equity earnings of subsidiaries	16,923	—	—	(16,923)	—
Net income	$16,996	$15,315	$1,594	$(16,909)	$16,996

CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATING STATEMENT OF INCOME
For the three months ended June 30, 2018
(In thousands)

	Parent Company	Cal Water	All Other Subsidiaries	Consolidating Adjustments	Consolidated
Operating revenue	$—	$164,602	$10,336	$—	$174,938
Operating expenses:
Operations:
Water production costs	—	63,209	2,164	—	65,373
Administrative and general	—	22,047	2,336	—	24,383
Other operations	—	19,138	1,732	(146)	20,724
Maintenance	—	5,192	197	—	5,389
Depreciation and amortization	24	19,664	1,286	(21)	20,953
Income tax (benefit) expense	(122)	4,463	328	201	4,870
Property and other taxes	—	5,682	725	—	6,407
Total operating (income) expenses	(98)	139,395	8,768	34	148,099
Net operating income	98	25,207	1,568	(34)	26,839
Other income and expenses:
Non-regulated revenue	557	4,739	252	(703)	4,845
Non-regulated expenses	—	(5,975)	(140)	—	(6,115)
Other components of net periodic benefit cost	—	(2,337)	(126)	—	(2,463)
Allowance for equity funds used during construction	—	710	—	—	710
Income tax (expense) benefit on other income and expenses	(156)	783	(5)	197	819
Net other income (loss)	401	(2,080)	(19)	(506)	(2,204)
Interest:
Interest expense	411	9,718	562	(557)	10,134
Allowance for borrowed funds used during construction	—	(270)	(34)	—	(304)
Net interest expense	411	9,448	528	(557)	9,830
Equity earnings of subsidiaries	14,717	—	—	(14,717)	—
Net income	$14,805	$13,679	$1,021	$(14,700)	$14,805

CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATING STATEMENT OF INCOME
For the six months ended June 30, 2019
(In thousands)

	Parent Company	Cal Water	All Other Subsidiaries	Consolidating Adjustments	Consolidated
Operating revenue	$—	$283,524	$21,618	$—	$305,142
Operating expenses:
Operations:
Water production costs	—	105,569	4,658	—	110,227
Administrative and general	23	49,410	5,098	—	54,531
Other operations	—	36,979	3,674	(290)	40,363
Maintenance	—	11,646	501	—	12,147
Depreciation and amortization	47	41,701	2,987	(41)	44,694
Income tax (benefit) expense	(279)	687	486	436	1,330
Property and other taxes	—	12,811	1,550	—	14,361
Total operating (income) expenses	(209)	258,803	18,954	105	277,653
Net operating income	209	24,721	2,664	(105)	27,489
Other income and expenses:
Non-regulated revenue	1,227	9,509	813	(1,518)	10,031
Non-regulated expenses	—	(5,703)	(416)	—	(6,119)
Other components of net periodic benefit cost	—	(2,393)	(58)	—	(2,451)
Allowance for equity funds used during construction	—	3,219	—	—	3,219
Income tax expense on other income and expenses	(343)	(1,296)	(101)	425	(1,315)
Net other income	884	3,336	238	(1,093)	3,365
Interest:
Interest expense	926	22,321	1,233	(1,227)	23,253
Allowance for borrowed funds used during construction	—	(1,638)	(117)	—	(1,755)
Net interest expense	926	20,683	1,116	(1,227)	21,498
Equity earnings of subsidiaries	9,189	—	—	(9,189)	—
Net income	$9,356	$7,374	$1,786	$(9,160)	$9,356

CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATING STATEMENT OF INCOME
For the six months ended June 30, 2018
(In thousands)

	Parent Company	Cal Water	All Other Subsidiaries	Consolidating Adjustments	Consolidated
Operating revenue	$—	$290,478	$19,013	$—	$309,491
Operating expenses:
Operations:
Water production costs	—	108,832	4,147	—	112,979
Administrative and general	—	45,653	5,049	—	50,702
Other operations	—	35,355	3,301	(292)	38,364
Maintenance	—	10,436	392	—	10,828
Depreciation and amortization	47	39,277	2,387	(43)	41,668
Income tax (benefit) expense	(200)	4,646	320	398	5,164
Property and other taxes	—	11,689	1,422	—	13,111
Total operating (income) expenses	(153)	255,888	17,018	63	272,816
Net operating income	153	34,590	1,995	(63)	36,675
Other income and expenses:
Non-regulated revenue	1,088	8,983	572	(1,379)	9,264
Non-regulated expenses	—	(11,268)	(284)	—	(11,552)
Other components of net periodic benefit cost	—	(4,784)	(225)	—	(5,009)
Allowance for equity funds used during construction	—	1,621	—	—	1,621
Income tax (expense) benefit on other income and expenses	(304)	1,524	(29)	386	1,577
Net other income (loss)	784	(3,924)	34	(993)	(4,099)
Interest:
Interest expense	669	18,652	1,099	(1,088)	19,332
Allowance for borrowed funds used during construction	—	(728)	(71)	—	(799)
Net interest expense	669	17,924	1,028	(1,088)	18,533
Equity earnings of subsidiaries	13,775	—	—	(13,775)	—
Net income	$14,043	$12,742	$1,001	$(13,743)	$14,043

CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the six months ended June 30, 2019
(In thousands)

	Parent Company	Cal Water	All Other Subsidiaries	Consolidating Adjustments	Consolidated
Operating activities:
Net income	$9,356	$7,374	$1,786	$(9,160)	$9,356
Adjustments to reconcile net income to net cash provided by operating activities:
Equity earnings of subsidiaries	(9,189)	—	—	9,189	—
Dividends received from affiliates	19,000	—	—	(19,000)	—
Depreciation and amortization	47	42,717	3,021	(41)	45,744
Changes in value of life insurance contracts	—	(3,147)	—	—	(3,147)
Allowance for equity funds used during construction	—	(3,219)	—	—	(3,219)
Changes in operating assets and liabilities	63	(16,581)	(319)	—	(16,837)
Other changes in noncurrent assets and liabilities	3,763	6,289	1,430	12	11,494
Net cash provided by operating activities	23,040	33,433	5,918	(19,000)	43,391
Investing activities:
Utility plant expenditures	—	(116,384)	(5,552)	—	(121,936)
Changes in affiliate advances	(1,453)	2,856	(165)	(1,238)	—
Issuance of affiliate short-term borrowings	(4,300)	—	—	4,300	—
Reduction of affiliates long-term debt	848	—	—	(848)	—
Net cash used in investing activities	(4,905)	(113,528)	(5,717)	2,214	(121,936)
Financing Activities:
Short-term borrowings	—	190,000	—	—	190,000
Repayment of short-term borrowings	—	(90,000)	—	—	(90,000)
Changes in affiliate advances	(17)	2,430	(3,651)	1,238	—
Proceeds from affiliate short-term borrowings	—	—	4,300	(4,300)	—
Repayment of affiliates long-term borrowings	—	—	(848)	848	—
Issuance of long term debt, net of expenses	—	398,442	—	—	398,442
Repayment of long-term debt	—	(401,256)	(102)	—	(401,358)
Advances and contributions in aid of construction	—	12,679	76	—	12,755
Refunds of advances for construction	—	(3,554)	(1)	—	(3,555)
Repurchase of common stock	(2,203)	—	—	—	(2,203)
Issuance of common stock	829	—	—	—	829
Dividends paid to non-affiliates	(19,000)	—	—	—	(19,000)
Dividends paid to affiliates	—	(18,348)	(652)	19,000	—
Net cash (used in) provided by financing activities	(20,391)	90,393	(878)	16,786	85,910
Change in cash, cash equivalents, and restricted cash	(2,256)	10,298	(677)	—	7,365
Cash, cash equivalents, and restricted cash at beginning of period	3,779	34,238	9,698	—	47,715
Cash, cash equivalents, and restricted cash at end of period	$1,523	$44,536	$9,021	—	$55,080

CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the six months ended June 30, 2018
(In thousands)

	Parent Company	Cal Water	All Other Subsidiaries	Consolidating Adjustments	Consolidated
Operating activities:
Net income	$14,043	$12,742	$1,001	$(13,743)	$14,043
Adjustments to reconcile net income to net cash provided by operating activities:
Equity earnings of subsidiaries	(13,775)	—	—	13,775	—
Dividends received from affiliates	18,017	—	—	(18,017)	—
Depreciation and amortization	47	40,146	2,432	(43)	42,582
Changes in value of life insurance contracts	—	817	—	—	817
Allowance for equity funds used during construction	—	(1,621)	—	—	(1,621)
Changes in operating assets and liabilities	(417)	(16,439)	467	—	(16,389)
Other changes in noncurrent assets and liabilities	1,610	8,087	431	11	10,139
Net cash provided by operating activities	19,525	43,732	4,331	(18,017)	49,571
Investing activities:
Utility plant expenditures	—	(128,683)	(5,217)	—	(133,900)
Changes in affiliate advances	58	3,323	(194)	(3,187)	—
Issuance of affiliate short-term borrowings	(3,700)	—	—	3,700	—
Reduction of affiliates long-term debt	818	—	—	(818)	—
Life insurance proceeds	—	2,054	—	—	2,054
Purchase of life insurance contracts	—	(2,054)	—	—	(2,054)
Net cash used in investing activities	(2,824)	(125,360)	(5,411)	(305)	(133,900)
Financing Activities:
Short-term borrowings	—	111,000	—	—	111,000
Repayment of short-term borrowings	—	(61,000)	—	—	(61,000)
Changes in affiliate advances	—	129	(3,316)	3,187	—
Proceeds from affiliate short-term borrowings	—	—	3,700	(3,700)	—
Repayment of affiliates long-term borrowings	—	—	(818)	818	—
Repayment of long-term debt	—	(12,136)	(128)	—	(12,264)
Advances and contributions in aid for construction	—	8,029	356	—	8,385
Refunds of advances for construction	—	(3,489)	(9)	—	(3,498)
Repurchase of common stock	(1,364)	—	—	—	(1,364)
Dividends paid to non-affiliates	(18,017)	—	—	—	(18,017)
Dividends paid to affiliates	—	(17,330)	(687)	18,017	—
Net cash (used in) provided by financing activities	(19,381)	25,203	(902)	18,322	23,242
Change in cash, cash equivalents, and restricted cash	(2,680)	(56,425)	(1,982)	—	(61,087)
Cash, cash equivalents, and restricted cash at beginning of period	4,728	81,453	9,171	—	95,352
Cash, cash equivalents, and restricted cash at end of period	$2,048	$25,028	$7,189	—	$34,265

Note 13. Immaterial Restatement of Prior Period Financial Statements
Subsequent to the issuance of the Company's Condensed Consolidated Financial Statements for the three and six months ended June 30, 2018, the Company identified an immaterial computational error related to the amount of authorized revenue recorded pursuant to the Company's pension and health care cost recovery balancing accounts. In accordance with the 2015 GRC, the Company adjusts the revenue and corresponding balancing accounts quarterly to reflect actual pension and health care costs, subject to certain limitations prescribed by the 2015 GRC. The error does not impact the billings to customers or the cash collected from customers in this GRC period, which ends on December 31, 2019. As provided for in the 2015 GRC, the amounts included in the balancing account will be recovered from or refunded to customers during the next GRC period.
The Company corrected the error in the accompanying Condensed Consolidated Financial Statements for the three and six months ended June 30, 2018. The Company believes the correction of the error is immaterial to the previously issued Condensed Consolidated Financial Statements.
The corrections to the Company's Condensed Consolidated Statements of Income for the three and six months ended June 30, 2018 were as follows:
Condensed Consolidated Statements of Income

	For the three months ended June 30, 2018
	As Previously Reported	Corrections	As Corrected
	(In thousands, except per share data)
Operating revenue	$172,632	$2,306	$174,938
Operating expenses:
Income taxes	4,347	523	4,870
Total operating expenses	147,576	523	148,099
Net operating income	25,056	1,783	26,839
Net income	$13,022	$1,783	$14,805
Earnings per share:
Basic	$0.27	$0.04	$0.31
Diluted	$0.27	$0.04	$0.31

	For the six months ended June 30, 2018
	As Previously Reported	Corrections	As Corrected
	(In thousands, except per share data)
Operating revenue	$304,879	$4,612	$309,491
Operating expenses:
Income taxes	4,118	1,046	5,164
Total operating expenses	271,770	1,046	272,816
Net operating income	33,109	3,566	36,675
Net income	$10,477	$3,566	$14,043
Earnings per share:
Basic	$0.22	$0.07	$0.29
Diluted	$0.22	$0.07	$0.29

The corrections to the Company's retained earnings and total stockholders’ equity as of January 1, 2018, March 31, 2018, and June 30, 2018 were as follows:

	January 1, 2018
	As Previously Reported	Corrections	As Corrected
	(In thousands)
Retained earnings	$356,753	$5,759	$362,512
Total common stockholders' equity	693,462	5,759	699,221

	March 31, 2018
	As Previously Reported	Corrections	As Corrected
	(In thousands)
Retained earnings	$345,205	$7,542	$352,747
Total common stockholders' equity	681,311	7,542	688,853

	June 30, 2018
	As Previously Reported	Corrections	As Corrected
	(In thousands)
Retained earnings	$349,213	$9,325	$358,538
Total common stockholders' equity	685,932	9,325	695,257
The corrections to the Company's Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2018 were as follows:
Condensed Consolidated Statement of Cash Flows

	For the six months ended June 30, 2018
	As Previously Reported	Corrections	As Corrected
	(In thousands)
Operating activities:
Net income	$10,477	$3,566	$14,043
Other changes in noncurrent assets and liabilities	13,705	(3,566)	10,139
Net cash provided by operating activities	$49,571	$—	$49,571

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

Factors which may cause actual results to be different than those expected or anticipated include, but are not limited to:

•	governmental and regulatory commissions’ decisions, including decisions on proper disposition of property;

•	consequences of eminent domain actions relation to our water systems;

•	changes in regulatory commissions’ policies and procedures;

•	the timeliness of regulatory commissions’ actions concerning rate relief and other actions;

•	increased risk of inverse condemnation losses as a result of climate conditions;

•	inability to renew leases to operate water systems owned by others on beneficial terms;

•	changes in California State Water Resources Control Board water quality standards;

•	changes in environmental compliance and water quality requirements;

•	electric power interruptions, especially as a result of new Public Safety Power Shutoff (PSPS) programs for the 2019 fire season as we implement approaches to manage that risk;

•	housing and customer growth trends;

•	the impact of opposition to rate increases;

•	our ability to recover costs;

•	availability of water supplies;

•	issues with the implementation, maintenance or security of our information technology systems;

•	civil disturbances or terrorist threats or acts;

•	the adequacy of our efforts to mitigate physical and cyber security risk and threats;

•	the ability of our enterprise risk management processes to identify or address risks adequately;

•	labor relations matters as we negotiate with unions;

•	changes in customer water use patterns and the effects of conservation;

•	the impact of weather, climate, natural disasters, and diseases on water quality, water availability, water sales and operating results and the adequacy of our emergency preparedness; and

•	the risks set forth in “Risk Factors” included in the Company's Annual Report on Form 10-K for the year ended December 31, 2018.

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
CRITICAL ACCOUNTING POLICIES
We maintain our accounting records in accordance with GAAP and as directed by the Commissions to which our operations are subject. The process of preparing financial statements in accordance with GAAP requires the use of estimates on the part of management. The estimates used by management are based on historic experience and an understanding of current facts and circumstances. Management believes that the following accounting policies are critical because they involve a higher degree of complexity and judgment, and can have a material impact on our results of operations, financial condition, and cash flows of the business. These policies and their key characteristics are discussed in detail in the Company's Annual Report on Form 10-K for the year ended December 31, 2018. They include:

•	revenue recognition;

•	regulated utility accounting;

•	income taxes;

•	pension and postretirement health care benefits;
For the six months ended June 30, 2019, there were no changes in the methodology for computing critical accounting estimates, no additional accounting estimates met the standards for critical accounting policies, and there were no material changes to the important assumptions underlying the critical accounting estimates.
RESULTS OF SECOND QUARTER 2019 OPERATIONS
COMPARED TO SECOND QUARTER 2018 OPERATIONS
Dollar amounts in thousands unless otherwise stated

Overview

As discussed further in Note 13 the Company corrected an immaterial computational error that understated revenue for the three months ended June 30, 2018.
Net income for the three months ended June 30, 2019 was $17.0 million or $0.35 earnings per diluted common share compared to net income of $14.8 million or $0.31 earnings per diluted common share for the second quarter of 2018.
The $2.2 million increase in net income was primarily due to a reduction of $3.4 million in business development expenses, general rate increases of $5.1 million, and $1.0 million increase in allowance for equity funds used during construction. These factors were offset by increased operating expenses, increased net interest expenses, and a reduction in benefit from Company-owned life insurance.
The increases in operating expenses in the quarter compared to the prior year quarter were: $1.3 million in depreciation and amortization, $1.1 million in employee wages, $0.7 million in outside services, and $0.7 million in property taxes.
Additionally, certain factors outside the Company’s immediate control decreased net income, including a $1.1 million reduction in benefit from Company-owned life insurance which was partially offset by a $0.6 million increase in unrealized gain on certain benefit plan investments and a $0.2 million increase in accrued unbilled revenue accrual.
The change in the Company’s unbilled revenue accrual was relatively consistent with the previous year, as the company did not see a reversal of the unbilled revenue reduction in the first quarter due to unusually cool and wet weather continuing through most of the quarter.

Operating Revenue
Operating revenue increased $4.1 million, or 2.3%, to $179.0 million in the second quarter of 2019 as compared to the second quarter of 2018. The factors that impacted the operating revenue for the second quarter of 2019 as compared to the second quarter of 2018 are as follows:

Net change due to rate changes, usage, and other (1)	$6,882
MCBA Revenue (2)	(3,140)
Other balancing account revenue (3)	(125)
Deferral of revenue (4)	476
Net operating revenue increase	$4,093

1.	The net change due to rate changes, usage, and other in the above table was mainly driven by rate increases. The components of the rate increases are as follows:

General rate case	536
Escalation rate increases	4,027
Purchased water and pump tax offsets	1,456
Rate base offsets	544
Total increase in rates	$6,563

2.
The MCBA revenue decrease resulted from a decrease in actual water production costs relative to adopted water production costs in the second quarter of 2019 as compared to the second quarter of 2018. The actual water production costs decreased as a result of a decrease in customer consumption in the second quarter of 2019 as compared to the second quarter of 2018. As required by the MCBA mechanism, the decrease in actual water production costs relative to adopted water production costs in California also decreased operating revenue for the same amount.

3.
The other balancing account revenue consists of the pension, conservation and health care balancing account revenues. Pension and conservation balancing account revenues are the differences between actual expenses and adopted rate recovery. Health care balancing account revenue is 85% of the difference between actual health care expenses and adopted rate recovery. The decrease in revenue was mainly due to a decrease in actual pension expenses relative to adopted in the second quarter of 2019 as compared to the second quarter of 2018, which was partially offset by an increase in actual conservation and health care expenses relative to adopted in the second quarter of 2019 as compared to the second quarter of 2018.

4.
The deferral of revenue consists of amounts that are expected to be collected from customers beyond 24 months following the end of the accounting period in which these revenues were recorded. The deferral decreased in the second quarter of 2019 as compared to the second quarter of 2018 due to a decrease in the balancing account revenue expected to be collected beyond 24 months, which increases revenue.

Total Operating Expenses

Total operating expenses increased $3.9 million, or 2.6%, to $152.0 million in the second quarter of 2019, as compared to $148.1 million in the second quarter of 2018.

Water production costs consists of purchased water, purchased power, and pump taxes. It represents the largest component of total operating expenses, accounting for approximately 42.5% of total operating expenses in the second quarter of 2019, as compared to 44.1% of total operating expenses in the second quarter of 2018. Water production costs decreased 1.1% in the second quarter of 2019 as compared to the same period last year mainly due to a decrease in customer usage.

Sources of water as a percent of total water production are listed in the following table:

	Three Months Ended June 30
	2019	2018
Well production	46%	48%
Purchased	49%	47%
Surface	5%	5%
Total	100%	100%
The components of water production costs are shown in the table below:

	Three Months Ended June 30
	2019	2018	Change
Purchased water	$53,671	$53,961	$(290)
Purchased power	7,871	7,819	52
Pump taxes	3,093	3,593	(500)
Total	$64,635	$65,373	$(738)

Administrative and general and other operations expenses increased $2.9 million to $48.0 million in the second quarter of 2019, as compared to $45.1 million in the second quarter of 2018. The increase was due primarily to increases of $1.0 million in employee wages, $0.9 million in conservation program costs, $0.7 million of outside services, $0.5 million of health care costs, and a $0.4 million increase in the recognition of previously deferred costs associated with the deferred operating revenue, which were partially offset by a $1.0 million decrease in employee pension benefits and retiree medical costs. Changes in employee pension benefits and water conservation program costs for regulated California operations generally do not affect earnings, as the Company is allowed by the CPUC to record these costs in balancing accounts for future recovery, creating a corresponding change to revenue. Employee and retiree medical expenses are recovered in rates through a balancing account authorized in the 2015 GRC, such that revenues are recovered up to 85% of the variance between adopted and recorded expenses. At June 30, 2019, there were 1,194 employees and at June 30, 2018, there were 1,171 employees.

Maintenance expense increased $0.3 million, or 5.6%, to $5.7 million in the second quarter of 2019, as compared to $5.4 million in the second quarter of 2018, mostly due to an increase in costs for repairs of reservoirs and tanks.

Depreciation and amortization expense increased $1.3 million, or 6.6%, to $22.3 million in the second quarter of 2019, as compared to $21.0 million in the second quarter of 2018, primarily due to capital additions.

Income taxes decreased $0.6 million, or 11.3%, to $4.3 million in the second quarter of 2019, as compared to $4.9 million in the second quarter of 2018, due to a decrease in operating income. The Company’s estimated combined effective income tax rate for 2019 is 22%.
Property and other taxes increased $0.7 million, or 10.3%, to $7.1 million in the second quarter of 2019, as compared to $6.4 million in the second quarter of 2018, mostly due to an increase in assessed property values.
Other Income and Expenses
Net other income increased $3.4 million in the second quarter of 2019, mostly due to a $3.4 million decrease in business development expenses, a $1.3 million decrease in other components of net periodic benefit cost, and a $1.0 million increase in allowance for equity funds used during construction, which was partially offset by a $1.1 million decrease in benefit from Company-owned life insurance.
Interest Expense
Net interest expense increased $1.5 million, or 14.8%, to $11.3 million in the second quarter of 2019, as compared to $9.8 million in the second quarter of 2018. The increase was due primarily to an increase in financing for capital investments and operations as well as increased short-term interest rates.

RESULTS OF THE SIX MONTHS ENDED JUNE 30, 2019 OPERATIONS
COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2018 OPERATIONS
Dollar amounts in thousands unless otherwise stated
Overview
As discussed further in Note 13 the Company corrected an immaterial computational error that understated revenue for the six months ended June 30, 2018.
Net income for the six months ended June 30, 2019 was $9.4 million or $0.19 earnings per diluted common share compared to net income of $14.0 million or $0.29 earnings per diluted common share for the six months ended June 30, 2018.
The $4.6 million decrease in net income was driven primarily by a $6.9 million reduction in unbilled revenue accrual, increased operating expenses of $4.9 million, increased net interest expenses of $3.0 million, and a $1.1 million decrease in benefit from Company owned life insurance. These were partially offset by $9.1 million of general rate increases, a $4.0 million increase in unrealized income from certain benefit plan investments due to market conditions, a $3.7 million reduction in business development expenses, and a $1.6 million increase in allowance for equity funds used during construction.
Operating expense changes included increases of $3.2 million in employee wages, $3.0 million in depreciation and amortization, $1.8 million in outside services, $1.3 million in maintenance costs, and $1.3 million in property taxes which was partially offset by a decrease in income taxes of $3.9 million.
Operating Revenue
Operating revenue decreased $4.3 million, or 1.4%, to $305.1 million in the first six months of 2019 as compared to the first six months of 2018. The factors that impacted the operating revenue for the first six months of 2019 as compared to 2018 are as follows:

Net change due to rate changes, usage, and other (1)	$4,514
MCBA Revenue (2)	(6,918)
Other balancing account revenue (3)	(85)
Deferral of revenue (4)	(1,860)
Net operating revenue decrease	$(4,349)

1.
The net change due to rate changes, usage, and other in the above table was mainly driven by rate increases, which was partially offset by a $6.9 million decrease in accrued unbilled revenue. The components of the rate increases are as follows:

General rate case	$1,076
Escalation rate increases	7,033
Purchased water and pump tax offsets	2,559
Rate base offsets	978
Total increase in rates	$11,646

2.
The MCBA revenue decrease resulted from a decrease in actual water production costs relative to adopted water production costs in the first six months of 2019 as compared to the first six months of 2018. The actual water production costs decreased as a result of a decrease in customer consumption in the first six months of 2019 as compared to the first six months of 2018. As required by the MCBA mechanism, the decrease in actual water production costs relative to adopted water production costs in California also decreased operating revenue for the same amount.

3.
The other balancing account revenue consists of the pension, conservation and health care balancing account revenues. Pension and conservation balancing account revenues are the differences between actual expenses and adopted rate recovery. Health care balancing account revenue is 85% of the difference between actual health care expenses and adopted rate recovery. The decrease in revenue was mainly due to a decrease in actual pension expenses relative to adopted in the first six months of 2019 as compared to the first six months of 2018, which was partially offset by an increase in actual conservation and health care expenses relative to adopted in the first six months of 2019 as compared to the first six months of 2018.

4.
The deferral of revenue consists of amounts that are expected to be collected from customers beyond 24 months following the end of the accounting period in which these revenues were recorded. The deferral increased in the first six months of 2019 as compared to the first six months of 2018 due to a decline in actual customer usage relative to adopted customer usage in the first six months of 2019 as compared to the first six months of 2018.

Total Operating Expenses
Total operating expenses increased $4.9 million, or 1.8%, to $277.7 million in the first six months of 2019, as compared to $272.8 million in the first six months of 2018.
Water production costs consists of purchased water, purchased power, and pump taxes. It represents the largest component of total operating expenses, accounting for approximately 39.7% of total operating expenses in the first six months of 2019, as compared to 41.4% of total operating expenses in the first six months of 2018. Water production costs decreased 2.4% in the first six month of 2019 as compared to the same period last year mainly due to a decrease in customer usage.
Sources of water as a percent of total water production are listed in the following table:

	Six Months Ended June 30
	2019	2018
Well production	46%	47%
Purchased	49%	48%
Surface	5%	5%
Total	100%	100%
The components of water production costs are shown in the table below:

	Six Months Ended June 30
	2019	2018	Change
Purchased water	$91,887	$92,484	$(597)
Purchased power	13,101	13,342	(241)
Pump taxes	5,239	7,153	(1,914)
Total	$110,227	$112,979	$(2,752)
Administrative and general and other operations expenses increased $5.8 million, or 6.5%, to $94.9 million in the first six months of 2019, as compared to $89.1 million in the first six months of 2018. The increase was due primarily to increases of $3.2 million in employee wages, $2.2 million in conservation program costs, $1.8 million of outside services, $1.4 million of health care costs, which were partially offset by a $1.8 million decrease in employee pension benefit and retiree medical costs and a reduction of $1.5 million for the deferral of costs associated with deferred revenue. Changes in employee pension benefits and water conservation program costs for regulated California operations generally do not affect earnings, as the Company is allowed by the CPUC to record these costs in balancing accounts for future recovery, creating a corresponding change to revenue. Employee and retiree medical expenses are recovered in rates through a balancing account authorized in the 2015 GRC, such that revenues are recovered up to 85% of the variance between adopted and recorded expenses.
Maintenance expense increased $1.3 million, or 12.2%, to $12.1 million in the first six months of 2019, as compared to $10.8 million in the first six months of 2018, mostly due to repair cost increases in reservoirs and tanks.
Depreciation and amortization expense increased $3.0 million, or 7.3%, to $44.7 million in the first six months of 2019, as compared to $41.7 million in the first six months of 2018, mostly due to capital additions.
Income taxes decreased $3.9 million, or 74.2%, to $1.3 million in the first six months of 2019, as compared to $5.2 million in the first six months of 2018. The decrease was mainly due to a decrease in operating income. The Company’s estimated combined effective income tax rate for 2019 is 22.0%.
Property and other taxes increased $1.3 million, or 9.5%, to $14.4 million in the first six months of 2019, as compared to $13.1 million in the first six months of 2018, due primarily to an increase in assessed property values.

Other Income and Expenses
Net other income increased $7.5 million to $3.4 million in the first six months of 2019, as compared to net other loss of $4.1 million in the first six months of 2018, due primarily to a $3.7 million decrease of business development expenses, a $4.0 million increase in the unrealized gain from certain benefit plan investments due to market conditions, a $1.6 million increase in allowance for equity funds used during construction, and a $2.6 million decrease in other components of net periodic benefit cost, which was partially offset by a $1.1 million decrease in benefit from Company-owned life insurance.
Interest Expense
Net interest expense increased $3.0 million, or 16.0%, to $21.5 million in the first six months of 2019, as compared to $18.5 million in the first six months of 2018. The increase was due primarily to an increase in financing for capital investments as well as increased short-term interest rates.
REGULATORY MATTERS
2019 California Regulatory Activity
California GRC filing
On July 2, 2018, Cal Water filed a GRC requesting new water infrastructure investments of $828.5 million in accordance with the rate case plan for all of its regulated operating districts for the years 2019, 2020, and 2021. The CPUC will evaluate the new water infrastructure improvement investments along with operating budgets to establish water rates that reflect the actual cost of service. The required filing began an approximately 18-month review process, with any changes in customer rates expected to become effective in 2020. Cal Water has proposed to the CPUC to increase revenues by $50.7 million, or 7.6%, in 2020; $31.5 million, or 4.4%, in 2021; and $33.0 million, or 4.4%, in 2022 as compared to the last authorized revenue. More than half of Cal Water’s proposed $828.5 million of new infrastructure improvements relate to its transmission and distribution pipeline replacement program, and all are necessary to enhance reliability, augment water supply, and upgrade aging water system infrastructure. The plans also reflect Cal Water's cost-control measures to reduce operating and administrative costs. Cal Water reviewed the California Public Advocates Office and other interested parties' recommendations and composed rebuttal testimony during the second quarter of 2019. A decision in the case is expected by the end of 2019. Any rate change as a result of this filing is expected to be effective on January 1, 2020.
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
In April of 2019, Cal Water submitted an advice letter to refund $5.0 million of the tax accounting memorandum account's balance associated with the decrease in the federal corporate income tax rate for Cal Water for the first six months of 2018. The new rates became effective April 15, 2019. The memorandum account remains open to allow the Commissions to review other changes to Cal Water’s revenue requirements such as property taxes and excess deferred income taxes.
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
In June and July of 2019, Cal Water submitted advice letters to request offsets for increases in purchased water costs and pump taxes in five of its regulated districts totaling $3.9 million. The new rates became effective on July 15, 2019.
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
On December 13, 2018, the CPUC conditionally approved Cal Water’s request to own and operate the TAFB water system as a regulated water utility district. Approval was conditioned upon modifying the contract between Cal Water and the Department of Defense to more clearly assert the CPUC’s jurisdiction over a new Travis District. In January of 2019, Cal Water fulfilled the condition by submitting a contract amendment that was approved by the CPUC. The decision enables Cal Water to acquire the water distribution assets of TAFB from the U.S. Department of Defense and provide water utility service to the base for a term of 50 years. Subject to the terms of the contract with the Department of Defense and the CPUC decision, Cal Water began serving TAFB’s more than 15,000 active and reserve personnel and civilians on July 1, 2019. The CPUC is regulating water rates, rules, and tariffs for the system as part of Cal Water’s normal three-year rate case cycle.
Public Safety Power Shut-off Memorandum Account (PSPS MA).
The recent wildfires in California have focused regulatory efforts to reduce the incidence and severity of these types of devastating events. The increased number of wildfire events are due to a number of factors such as extended drought, increased fuel for fires, and other extreme weather events. In addition, energized power lines exacerbate wildfire conditions. These lines carry the potential to start or worsen an existing wildfire. Given this, the Commission has been examining these impacts and other emergencies in several proceedings. One of the proceedings, Rulemaking 18-12-005, is focused on proactively shutting off electric power in order to protect public safety through the Public Safety Power Shut-Off (PSPS) program, or de-energization, During a PSPS event, power will be cut off to electric lines that may fail in certain weather conditions in order to reduce the likelihood that electric utility infrastructure could cause or contribute to a wildfire.
The Commission’s rulemaking is divided into two phases. The first phase ensures the Commission has adopted de-energization parameters and protocols in anticipation of the 2019 wildfires season. The second phase will take a more comprehensive look at de-energization practices, including mitigation, additional coordination across agencies, further refinements to findings in Phase 1, re-energization practices, and other matters.
Electric utilities are expected to declare PSPS events during periods of high fire danger and where there is specific risk of electrical facilities causing a fire. As a public safety partner, Cal Water will receive priority notification of such events. According to communications with Cal Water’s main electric providers, Southern California Edison and Pacific Gas and Electric, PSPS events may last up to 5 days which could significantly impact facilities within Cal Water's water systems. Additionally, power loss events can occur in major earthquakes, non-electric utility caused wildfires, tsunami, or other natural and man-made disasters. Cal Water must be ready and equipped to maintain water service to the extent possible during these events. In response, Cal Water has performed a draft risk assessment which outlines recommended improvements necessary to prepare its water systems for power loss events. As a result, the PSPS program will require either an increase in backup power generation or the development of an alternate means of providing reliable supply within Cal Water’s water distribution systems. Depending upon the course of action, this can increase the need for generator fuel commensurate with the expected duration of power shutoffs. In most cases, Cal Water may need to lease generators for the most critical facilities to be prepared for the 2019 wildfire season, in anticipation of installing more permanent facilities in the long term. There will also be a necessary increase in generator and electrical equipment maintenance activities to improve reliability of the auxiliary power sources for a power loss event. To this end, Cal Water respectfully requested a memorandum account from the CPUC to track costs related to this effort. The PSPS MA will track the incremental costs associated with the preparation and installation of facilities to address public safety needs in the event of power losses.
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
LIQUIDITY
Cash flow from Operations
Cash flow from operations for the first six months of 2019 was $43.4 million compared to $49.6 million for the same period in 2018. Cash generated by operations varies during the year due to customer billings, and timing of collections and contributions to our benefit plans.
During the first six months of 2019, we made contributions of $6.3 million to our employee pension plan compared to contributions of $16.3 million during the first six months of 2018. During the first six months of 2019, we made contributions of $3.4 million to the other postretirement benefit plans compared to contributions of $2.7 million during the first six months of 2018. The total 2019 estimated cash contribution to the pension plans is $18.8 million and to the other postretirement benefit plans is $7.9 million.
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
Investing Activities
During the first six months of 2019 and 2018, we used $121.9 million and $133.9 million, respectively, of cash for company-funded and developer-funded utility plant expenditures. Annual expenditures fluctuate each year due to the availability of construction resources and our ability to obtain construction permits in a timely manner. For 2019, the Company's capital program will be dependent in part on the timing and nature of regulatory approvals in connection with Cal Water's 2018 GRC filing. The Company proposed to the CPUC spending $828.5 million on new projects in 2019-2021. Capital expenditures in California are evaluated in the context of the pending GRC and may change as the case moves forward.
Financing Activities
Net cash provided by financing activities was $85.9 million during the first six months of 2019 compared to $23.2 million of net cash provided by financing activities for the same period in 2018.
During the first six months of 2019 and 2018, Cal Water issued $400.0 million of First Mortgage Bonds on June 11, 2019 in a private placement. Cal Water used the net proceeds from the sale of the bonds to pay down outstanding short-term borrowings and to redeem $300.0 million of First Mortgage Bond series UUU. Additionally, Cal Water borrowed $190.0 million and $111.0 million, respectively, on our unsecured revolving credit facilities and repaid $100.0 million of First Mortgage Bonds that matured during the first six months of 2019. Also, we made a repayment on our unsecured revolving credit facilities borrowings of $90.0 million during the first six months of 2019 compared to a repayment of $61.0 million for the same period in 2018.
On March 29, 2019, the Company and Cal Water entered into certain syndicated credit agreements, which provide for unsecured revolving credit facilities of up to an initial aggregate amount of $550 million for a term of five years. The revolving credit facilities amend, expand, and replace the Company’s and its subsidiaries’ prior credit facilities originally entered into on May 10, 2015. The new credit facilities extended the terms until March 29, 2024, and increased Cal Water’s unsecured revolving line of credit. The Company and subsidiaries that it designates may borrow up to $150 million under the Company’s revolving credit facility. Cal Water may borrow up to $400 million under its revolving credit facility. All borrowings must be repaid within 24 months unless a different period is required or authorized by the CPUC. Additionally, the credit facilities may be increased by up to an incremental $150 million under the Cal Water facility and $50 million under the Company facility, subject in each case to certain conditions. The proceeds from the revolving credit facilities may be used for working capital purposes, including the short-term financing of capital projects. Borrowings under the credit facilities typically have maturities varying between one and six months and will bear interest annually at a rate equal to (i) the base rate or (ii) the Eurodollar rate, plus an applicable margin of 0.650% to 0.875%, depending on the Company and its subsidiaries’ consolidated total capitalization ratio.
The undercollected net WRAM and MCBA receivable balances were $61.3 million and $65.8 million as of June 30, 2019 and 2018, respectively. The undercollected balances were primarily financed by Cal Water using short-term and long-term financing arrangements to meet operational cash requirements. Interest on the undercollected balances, the interest recoverable from customers, is limited to the current 90-day commercial paper rates which is significantly lower than Cal Water’s short and long-term financing rates.
Short-term and Long-Term Financing
During the first six months of 2019, we utilized cash generated from operations, issuance of First Mortgage Bonds, and borrowings on the unsecured revolving credit facilities to fund operations and capital investments. We did not sell Company common stock during the first six months of 2019 and 2018. We issued $0.8 million of Company common stock for the Company's employee stock purchase plan that went into effect on January 1, 2019.
On June 11, 2019, Cal Water issued $400.0 million of First Mortgage Bonds (see Note 7) in a private placement. Cal Water used the net proceeds from the sale of the bonds to pay down outstanding short-term borrowings and to redeem $300.0 million of First Mortgage Bond series UUU. Bond principal and other long-term debt payments were $401.4 million during the first six months of 2019 and $12.3 million during the first six months of 2018.
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
As of June 30, 2019 and December 31, 2018, there were short-term borrowings of $165.1 million and $65.1 million, respectively, outstanding on the unsecured revolving credit facilities.
Given our ability to access our lines of credit on a daily basis, cash balances are managed to levels required for daily cash needs and excess cash is invested in short-term or cash equivalent instruments. Minimal operating levels of cash are maintained for Washington Water, New Mexico Water, and Hawaii Water.
Both short-term credit agreements contain affirmative and negative covenants and events of default customary for credit facilities of this type including, among other things, limitations and prohibitions relating to additional indebtedness, liens, mergers, and asset sales. Also, these unsecured credit agreements contain financial covenants governing the Company and its subsidiaries’ consolidated total capitalization ratio not to exceed 66.7% and an interest coverage ratio of three or more. As of June 30, 2019, we are in compliance with all of the covenant requirements and are eligible to use the full amount of our credit facilities.
Long-term financing, which includes First Mortgage Bonds, other debt securities, and common stock, has typically been used to replace short-term borrowings and fund utility plant expenditures. Internally generated funds, after making dividend payments, provide positive cash flow, but have not been at a level to meet the needs of our utility plant expenditure requirements. Management expects this trend to continue given our utility plant expenditures plan for the next five years. Some utility plant expenditures are funded by payments received from developers for contributions in aid of construction or advances for construction. Funds received for contributions in aid of construction are non-refundable, whereas funds classified as advances in construction are generally refundable over 40 years. Management believes long-term financing is available to meet our cash flow needs through issuances in both debt and equity instruments.

Dividends
During the first six months of 2019, our quarterly common stock dividend payments were $0.3950 per share compared to $0.3750 per share during the first six months of 2018. For the full year 2018, the payout ratio was 55.2% of net income. On a long-term basis, our goal is to achieve a dividend payout ratio of 60% of net income accomplished through future earnings growth.
At the July 31, 2019 meeting, the Company's Board of Directors declared the third quarter dividend of $0.1975 per share payable on August 23, 2019, to stockholders of record on August 12, 2019. This was our 298th consecutive quarterly dividend.
2019 Financing Plan
We intend to fund our utility plant needs in future periods through a relatively balanced approach between long-term debt and equity. The Company and Cal Water have a syndicated unsecured revolving line of credit of $150.0 million and $400.0 million, respectively, for short-term borrowings. As of June 30, 2019, the Company’s and Cal Water’s availability on these unsecured revolving lines of credit was $94.9 million and $290.0 million, respectively.
Book Value and Stockholders of Record
Book value per common share was $15.02 at June 30, 2019 compared to $15.19 at December 31, 2018. There were approximately 1,914 stockholders of record for our common stock as of May 6, 2019.
Utility Plant Expenditures
During the first six months of 2019, utility plant expenditures totaled $121.9 million for company-funded and developer-funded projects. For 2019, the Company's capital program will be dependent in part on the timing and nature of regulatory approvals in connection with Cal Water's 2018 GRC filing. The Company proposed to the CPUC spending $828.5 million on new projects in 2019-2021. Capital expenditures in California are evaluated in the context of the pending GRC and may change as the case moves forward. We do not control third-party-funded utility plant expenditures and therefore are unable to estimate the amount of such projects for 2019.
As of June 30, 2019, construction work in progress was $254.1 million. Construction work in progress includes projects that are under construction but not yet complete and placed in service.
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
Historically, approximately half of our annual water supply is pumped from wells. State groundwater management agencies operate differently in each state. Some of our wells extract ground water from water basins under state ordinances. These are adjudicated groundwater basins, in which a court has settled the dispute between landowners or other parties over how much annual groundwater can be extracted by each party. All of our adjudicated groundwater basins are located in the State of California. Our annual groundwater extraction from adjudicated groundwater basins approximates 6.8 billion gallons or 14.0% of our total annual water supply pumped from wells. Historically, we have extracted less than 100% of our annual adjudicated groundwater rights and have the right to carry forward up to 20% of the unused amount to the next annual period. All of our remaining wells extract ground water from managed or unmanaged water basins. There are no set limits for the ground water extracted from these water basins. Our annual groundwater extraction from managed groundwater basins approximates 29.1 billion gallons or 59.4% of our total annual water supply pumped from wells. Our annual groundwater extraction from unmanaged groundwater basins approximates 13.1 billion gallons or 26.6% of our total annual water supply pumped from wells. Most of the managed groundwater basins we extract water from have groundwater recharge facilities. We are required to pay well pump taxes to financially support these groundwater recharge facilities. Well pump taxes were $3.1 million and $3.6 million for the three months ended June 30, 2019 and 2018, respectively. For the six months ended June 30, 2019 and 2018, well pump taxes were $5.2 million and $7.2 million, respectively. In 2014, the State of California enacted the Sustainable Groundwater Management Act of 2014. The law and its implementing regulations require most basins to select a sustainability agency by 2017, develop a sustainability plan by 2022, and show progress toward sustainability by 2027. We expect that in the future, groundwater will be produced mainly from managed and adjudicated basins.

California's normal weather pattern yields little precipitation between mid-spring and mid-fall. The Washington Water service areas receive precipitation in all seasons, with the heaviest amounts during the winter. New Mexico Water's rainfall is heaviest in the summer monsoon season. Hawaii Water receives precipitation throughout the year, with the largest amounts in the winter months. Water usage in all service areas is highest during the warm and dry summers and declines in the cool winter months. Rain and snow during the winter months in California replenish underground water aquifers and fill reservoirs, providing the water supply for subsequent delivery to customers. As of June 27, 2019, the State of California snowpack water content during the 2019-2020 water year is 80% of long-term averages (per the California Department of Water Resources, Daily Drought Information Summary). The northern Sierra region is the most important for the state’s urban water supplies. The central and southern portions of the Sierras also have recorded 91% and 59%, respectively, of long-term averages. Management believes that supply pumped from underground aquifers and purchased from wholesale suppliers will be adequate to meet customer demand during 2019 and beyond. Long-term water supply plans are developed for each of our districts to help assure an adequate water supply under various operating and supply conditions. Some districts have unique challenges in meeting water quality standards, but management believes that supplies will meet current standards using current treatment processes.
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
CONTRACTUAL OBLIGATIONS
During the six months ended June 30, 2019, there were no material changes in contractual obligations outside the normal course of business.

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
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2019. Based on that evaluation and the changes made to our internal control over financial reporting in the first six months of 2019 noted below, we concluded that our disclosure controls and procedures were effective at the reasonable assurance level.
(b) Changes to Internal Control over Financial Reporting
To remediate the material weakness in internal control over financial reporting as of December 31, 2018 disclosed in Part I, Item 9A of our Annual Report on Form 10-K for the year-ended December 31, 2018, management made the following changes during the first six months of 2019:
•Management revised the design of the monthly regulatory balancing account control for the health cost balancing account (HCBA) and pension cost balancing account (PCBA). Monthly detailed calculations are prepared for these balancing accounts, which are reviewed by accounting and rates management who approve the calculations. The monthly review and approval process validates all assumptions and inputs used to determine the monthly balancing account revenue and related balance sheet account adjustments for HCBA and PCBA. This control was implemented in the first quarter of 2019 and internal audit tested the design and operating effectiveness of the resulting control and concluded that it is operating effectively as of June 30, 2019.
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

4.1
Sixty-Second Supplemental Indenture dated as of June 11, 2019, between California Water Service Company and U.S. Bank National Association, as Trustee, covering 3.40% First Mortgage Bonds due 2029, Series VVV, 4.07% First Mortgage Bonds due 2049, Series WWW, and 4.17% First Mortgage Bonds due 2059, Series YYY (Exhibit 10.1 to the Current Report on Form 8-K filed June 18, 2019)

10.1
Credit Agreement dated as of March 29, 2019 among California Water Service Group and certain of its subsidiaries from time to time party thereto, as borrowers, Bank of America, N.A., as administrative agent, swing line lender and letter of credit issuer, Merrill Lynch, Pierce, Fenner & Smith Incorporated, as sole lead arranger and sole bookrunner, CoBank, ACB, and U.S. Bank National Association as co-syndication agents, Bank of China, Los Angeles Branch and Wells Fargo Bank, National Association as co-documentation agents, and the other lender parties thereto (Exhibit 10.1 to the Current Report on Form 8-K filed March 29, 2019).

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

101
The following materials from California Water Service Group's Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of (Loss) Income, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to the Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CALIFORNIA WATER SERVICE GROUP
Registrant

August 1, 2019	By:	/s/ Thomas F. Smegal III
Thomas F. Smegal III
Vice President,
Chief Financial Officer and Treasurer