Form 10-Q
period 2019-09-30
CALIFORNIA WATER SERVICE GROUP
filed 2019-10-31
CIK 1035201

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common shares outstanding as of September 30, 2019 — 48,145,000

PART I FINANCIAL INFORMATION
Item 1.
FINANCIAL STATEMENTS
The condensed consolidated financial statements presented in this filing on Form 10-Q have been prepared by management and are unaudited.
CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited (In thousands, except per share data)

	September 30, 2019	December 31, 2018
ASSETS
Utility plant:
Utility plant	$3,411,219	$3,229,446
Less accumulated depreciation and amortization	(1,067,965)	(996,723)
Net utility plant	2,343,254	2,232,723
Current assets:
Cash and cash equivalents	51,257	47,176
Receivables:
Customers	45,624	30,037
Regulatory balancing accounts	33,437	42,394
Other	16,977	17,101
Unbilled revenue	42,562	33,427
Materials and supplies at weighted average cost	7,804	6,586
Taxes, prepaid expenses, and other assets	14,395	11,981
Total current assets	212,056	188,702
Other assets:
Regulatory assets	382,484	353,569
Goodwill	2,615	2,615
Other assets	82,845	60,095
Total other assets	467,944	416,279
TOTAL ASSETS	$3,023,254	$2,837,704
CAPITALIZATION AND LIABILITIES
Capitalization:
Common stock, $0.01 par value; 68,000 shares authorized, 48,145 and 48,065 outstanding in 2019 and 2018, respectively	$481	$481
Additional paid-in capital	341,988	337,623
Retained earnings	415,326	392,053
Total common stockholders’ equity	757,795	730,157
Long-term debt, net	807,478	710,027
Total capitalization	1,565,273	1,440,184
Current liabilities:
Current maturities of long-term debt, net	5,280	104,911
Short-term borrowings	155,100	65,100
Accounts payable	108,593	95,580
Regulatory balancing accounts	6,887	12,213
Accrued interest	14,410	5,674
Accrued expenses and other liabilities	43,674	37,688
Total current liabilities	333,944	321,166
Unamortized investment tax credits	1,649	1,649
Deferred income taxes	229,237	213,033
Pension and postretirement benefits other than pensions	203,557	193,538
Regulatory liabilities and other	260,812	256,522
Advances for construction	190,272	186,342
Contributions in aid of construction	238,510	225,270
Commitments and contingencies (Note 10)
TOTAL CAPITALIZATION AND LIABILITIES	$3,023,254	$2,837,704
See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Unaudited (In thousands, except per share data)

For the three months ended	September 30, 2019	September 30, 2018
Operating revenue	$232,537	$221,288
Operating expenses:
Operations:
Water production costs	80,568	78,818
Administrative and general	26,779	26,493
Other operations	24,550	21,943
Maintenance	7,065	6,768
Depreciation and amortization	22,273	21,009
Income taxes	12,194	11,786
Property and other taxes	7,541	7,142
Total operating expenses	180,970	173,959
Net operating income	51,567	47,329
Other income and expenses:
Non-regulated revenue	4,118	4,703
Non-regulated expenses	(4,351)	(4,897)
Other components of net periodic benefit cost	(1,857)	(1,975)
Allowance for equity funds used during construction	1,868	1,023
Income tax benefit on other income and expenses	330	305
Net other income (loss)	108	(841)
Interest expense:
Interest expense	10,279	10,875
Allowance for borrowed funds used during construction	(1,028)	(560)
Net interest expense	9,251	10,315
Net income	$42,424	$36,173
Earnings per share:	0	—
Basic	$0.88	$0.75
Diluted	0.88	0.75
Weighted average shares outstanding:
Basic	48,141	48,070
Diluted	48,141	48,070
 See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Unaudited (In thousands, except per share data)

For the nine months ended	September 30, 2019	September 30, 2018
Operating revenue	$537,679	$530,779
Operating expenses:
Operations:
Water production costs	190,795	191,797
Administrative and general	81,310	77,195
Other operations	64,913	60,307
Maintenance	19,212	17,596
Depreciation and amortization	66,967	62,677
Income taxes	13,524	16,950
Property and other taxes	21,902	20,253
Total operating expenses	458,623	446,775
Net operating income	79,056	84,004
Other income and expenses:
Non-regulated revenue	14,149	13,967
Non-regulated expenses	(10,470)	(16,449)
Other components of net periodic benefit cost	(4,308)	(6,984)
Allowance for equity funds used during construction	5,087	2,644
Income tax (expense) benefit on other income and expenses	(985)	1,882
Net other income (loss)	3,473	(4,940)
Interest expense:
Interest expense	33,532	30,207
Allowance for borrowed funds used during construction	(2,783)	(1,359)
Net interest expense	30,749	28,848
Net income	$51,780	$50,216
Earnings per share:
Basic	$1.08	$1.04
Diluted	1.08	1.04
Weighted average shares outstanding:
Basic	48,121	48,058
Diluted	48,121	48,058
 See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited (In thousands)

For the nine months ended:	September 30, 2019	September 30, 2018
Operating activities:
Net income	$51,780	$50,216
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	68,522	64,131
Change in value of life insurance contracts	(3,433)	124
Allowance for equity funds used during construction	(5,087)	(2,644)
Changes in operating assets and liabilities:
Receivables and unbilled revenue	(29,436)	(18,471)
Accounts payable	16,735	18,133
Other current assets	(3,937)	(1,392)
Other current liabilities	11,597	8,762
Other changes in noncurrent assets and liabilities	21,602	644
Net cash provided by operating activities	128,343	119,503
Investing activities:
Utility plant expenditures	(194,942)	(212,856)
Life insurance proceeds	—	3,491
Purchase of life insurance contracts	(2,216)	(4,925)
Net cash used in investing activities	(197,158)	(214,290)
Financing activities:
Short-term borrowings	210,000	141,000
Repayment of short-term borrowings	(120,000)	(341,000)
Issuance of long-term debt, net of expenses of $1,569 for 2019 and $617 for 2018	398,431	299,383
Repayment of long-term debt	(401,630)	(12,499)
Advances and contributions in aid of construction	21,266	13,630
Refunds of advances for construction	(5,560)	(5,462)
Repurchase of common stock	(2,355)	(1,496)
Issuance of common stock	1,278	—
Dividends paid	(28,507)	(27,029)
Net cash provided by financing activities	72,923	66,527
Change in cash, cash equivalents, and restricted cash	4,108	(28,260)
Cash, cash equivalents, and restricted cash at beginning of period	47,715	95,352
Cash, cash equivalents, and restricted cash at end of period	$51,823	$67,092
Supplemental information:
Cash paid for interest (net of amounts capitalized)	$22,060	$19,956
Supplemental disclosure of non-cash activities:
Accrued payables for investments in utility plant	$31,676	$32,328
Utility plant contribution by developers	$23,955	$14,807
 See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

CALIFORNIA WATER SERVICE GROUP
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2019
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
Note 2. Summary of Significant Accounting Policies
Operating revenue
The following tables disaggregate the Company’s operating revenue by source for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30
	2019	2018
Revenue from contracts with customers	$214,963	$209,541
Regulatory balancing account revenue	17,574	11,747
Total operating revenue	$232,537	$221,288

	Nine Months Ended September 30
	2019	2018
Revenue from contracts with customers	$499,840	$515,567
Regulatory balancing account revenue	37,839	15,212
Total operating revenue	$537,679	$530,779

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
In the following tables, revenue from contracts with customers is disaggregated by class of customers for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30
	2019	2018
Residential	$139,137	$138,939
Business	38,247	38,538
Industrial	9,077	8,987
Public authorities	12,482	12,180
Other (a)	16,020	10,897
Total revenue from contracts with customers	$214,963	$209,541

	Nine Months Ended September 30
	2019	2018
Residential	$330,745	$340,107
Business	95,433	97,720
Industrial	23,866	24,507
Public authorities	24,566	25,875
Other (a)	25,230	27,358
Total revenue from contracts with customers	$499,840	$515,567

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
Non-regulated Revenue
The following tables disaggregate the Company’s non-regulated revenue by source for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30
	2019	2018
Operating and maintenance revenue	$2,929	$2,816
Other non-regulated revenue	626	1,328
Non-regulated revenue from contracts with customers	$3,555	$4,144
Lease revenue	$563	$559
Total non-regulated revenue	$4,118	$4,703

	Nine Months Ended September 30
	2019	2018
Operating and maintenance revenue	$9,248	$8,278
Other non-regulated revenue	3,189	4,053
Non-regulated revenue from contracts with customers	$12,437	$12,331
Lease revenue	$1,712	$1,636
Total non-regulated revenue	$14,149	$13,967

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
Maturities of lease payments to be received are as follows:

Year Ending December 31,	Operating Leases
2019	$3,153
2020	2,587
2021	1,880
2022	1,078
2023	584
Thereafter	871

Cash, Cash Equivalents, and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents, and restricted cash within the Condensed Consolidated Balance Sheets that sum to the total of the same such amounts shown on the Condensed Consolidated Statements of Cash Flows:

	September 30, 2019	December 31, 2018
Cash and cash equivalents	51,257	47,176
Restricted cash (included in "taxes, prepaid expenses and other assets")	566	539
Total cash, cash equivalents, and restricted cash shown in the statements of cash flows	$51,823	$47,715

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

The Company elected certain practical expedients and carried forward historical conclusions related to (1) contracts that contain leases, (2) existing lease classification for any expired or existing leases, and (3) initial direct costs for any existing leases. The Company also applied the practical expedient that allows the Company to elect, as an accounting policy, by asset class, to include both lease and non-lease components as a single component and account for it as a lease. The Company applied the short-term lease exception which allowed the Company to not have to apply the recognition requirements of the new leasing guidance for short-term leases and to recognize lease payments in net income on a straight-line basis over the lease term. Otherwise, the new standard did not have a material impact on the remaining consolidated financial statements.

Note 3. Stock-based Compensation
Equity Incentive Plan
The following table lists the number of annual Restricted Stock Awards (RSAs) granted and canceled during the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30		Nine Months Ended September 30
	2019	2018	2019	2018
RSAs granted	—	1,138	36,183	47,273
RSAs canceled	2,739	3,214	14,394	16,520
During the first nine months of 2019 and 2018, the RSAs granted were valued at $52.83 and $35.40 per share, respectively, based upon the fair value of the Company’s common stock on the date of grant.
The following table lists the number of Restricted Stock Unit Awards (RSUs) granted, issued, and canceled during the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30		Nine Months Ended September 30
	2019	2018	2019	2018
RSUs granted	—	—	26,473	28,594
RSUs issued	—	—	62,726	48,753
RSUs canceled	—	—	31,177	24,009
The 2019 and 2018 awards may be earned upon completion of the three-year performance period and are recognized as expense ratably over the period using a fair value of $52.83 per share and $35.40 per share, respectively, and an estimate of RSUs earned during the period.
The Company has recorded compensation costs for the RSAs and RSUs in administrative and general operating expenses in the amount of $5.3 million and $2.3 million for the nine months ended September 30, 2019 and 2018, respectively. For the three months ended September 30, 2019 and 2018, the Company has recorded compensation costs for the RSAs and RSUs in the amount of $1.4 million and $0.8 million, respectively.

Note 4. Equity
On October 31, 2019, the Company entered into an equity distribution agreement with Morgan Stanley & Co., LLC, Robert W. Baird & Co. Incorporated, Blaylock Van, LLC and Wells Fargo Securities, LLC to sell shares of its common stock having an aggregate gross sales price of up to $300.0 million from time to time depending on market conditions through an at-the-market equity program over the next three years. The Company intends to use the net proceeds from these sales, after deducting commissions on such sales and offering expenses, for general corporate purposes, which may include working capital, construction and acquisition expenditures, investments and repurchases, and redemptions of securities.
The Company’s changes in total common stockholders’ equity for the nine months ended September 30, 2019 and 2018 were as follows:

	Nine months ended September 30, 2019
	Common Stock		Additional Paid-in Capital	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
	(In thousands)
Balance at January 1, 2019	48,065	$481	$337,623	$392,053	$730,157
Net loss				(7,640)	(7,640)
Issuance of common stock	109	—	3,179	—	3,179
Repurchase of common stock	(40)	—	(2,074)	—	(2,074)
Dividends paid on common stock ($0.1975 per share)				(9,493)	(9,493)
Balance at March 31, 2019	48,134	481	338,728	374,920	714,129
Net income				16,996	16,996
Issuance of common stock	8	—	1,675	—	1,675
Repurchase of common stock	(2)	—	(129)	—	(129)
Dividends paid on common stock ($0.1975 per share)				(9,507)	(9,507)
Balance at June 30, 2019	48,140	481	340,274	382,409	723,164
Net income				42,424	42,424
Issuance of common stock	9	—	1,866	—	1,866
Repurchase of common stock	(4)	—	(152)	—	(152)
Dividends paid on common stock ($0.1975 per share)				(9,507)	(9,507)
Balance at September 30, 2019	48,145	481	341,988	415,326	757,795

	Nine months ended September 30, 2018
	Common Stock		Additional Paid-in Capital	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
	(In thousands)
Balance at January 1, 2018	48,012	$480	$336,229	$362,512	$699,221
Net loss				(762)	(762)
Issuance of common stock	95	1	635	—	636
Repurchase of common stock	(33)	—	(1,239)	—	(1,239)
Dividends paid on common stock ($0.1875 per share)				(9,003)	(9,003)
Balance at March 31, 2018	48,074	481	335,625	352,747	688,853
Net income				14,805	14,805
Issuance of common stock	—	—	737	—	737
Repurchase of common stock	(4)	—	(124)	—	(124)
Dividends paid on common stock ($0.1875 per share)				(9,014)	(9,014)
Balance at June 30, 2018	48,070	481	336,238	358,538	695,257
Net income				36,173	36,173
Issuance of common stock	1	—	853	—	853
Repurchase of common stock	(3)	—	(131)	—	(131)
Dividends paid on common stock ($0.1875 per share)				(9,012)	(9,012)
Balance at September 30, 2018	48,068	481	336,960	385,699	723,140

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

	Three Months Ended September 30
	2019	2018
	(In thousands, except per share data)
Net income available to common stockholders	$42,424	$36,173
Weighted average common shares outstanding, basic	48,141	48,070
Weighted average common shares outstanding, dilutive	48,141	48,070
Earnings per share - basic	$0.88	$0.75
Earnings per share - diluted	$0.88	$0.75

	Nine Months Ended September 30
	2019	2018
	(In thousands, except per share data)
Net income available to common stockholders	$51,780	$50,216
Weighted average common shares outstanding, basic	48,121	48,058
Weighted average common shares outstanding, dilutive	48,121	48,058
Earnings per share - basic	$1.08	$1.04
Earnings per share - diluted	$1.08	$1.04

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

Cash contributions made by the Company related to the pension plans were $12.5 million and $42.3 million for the nine months ended September 30, 2019 and 2018, respectively. Cash contributions made by the Company related to the other postretirement benefit plans were $5.6 million and $8.0 million for the nine months ended September 30, 2019 and 2018, respectively. The total 2019 estimated cash contribution to the pension plans is $18.8 million and to the other postretirement benefit plans is $7.9 million.

The following tables list components of net periodic benefit costs for the pension plans and other postretirement benefits. The data listed under “pension plan” includes the qualified pension plan and the non-qualified supplemental executive retirement plan. The data listed under “other benefits” is for all other postretirement benefits.

	Three Months Ended September 30
	Pension Plan		Other Benefits
	2019	2018	2019	2018
Service cost	$6,910	$6,966	$2,082	$1,966
Interest cost	6,941	6,007	1,407	1,183
Expected return on plan assets	(7,581)	(7,052)	(1,475)	(1,397)
Amortization of prior service cost	1,262	1,263	49	11
Recognized net actuarial loss	1,821	2,791	214	242
Net periodic benefit cost	$9,353	$9,975	$2,277	$2,005

	Nine Months Ended September 30
	Pension Plan		Other Benefits
	2019	2018	2019	2018
Service cost	$20,039	$21,770	$5,606	$7,066
Interest cost	20,225	17,996	4,081	4,152
Expected return on plan assets	(22,714)	(20,777)	(4,346)	(4,229)
Amortization of prior service cost	3,786	3,789	148	32
Recognized net actuarial loss	4,445	8,386	421	1,789
Net periodic benefit cost	$25,781	$31,164	$5,910	$8,810

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
On March 29, 2019, the Company and Cal Water entered into certain syndicated credit agreements, which provide for unsecured revolving credit facilities of up to an initial aggregate amount of $550.0 million for a term of five years. The revolving credit facilities amend, expand, and replace the Company’s and its subsidiaries’ prior credit facilities originally entered into on May 10, 2015. The new credit facilities extended the terms until March 29, 2024, and increased Cal Water’s unsecured revolving line of credit. The Company and subsidiaries that it designates may borrow up to $150.0 million under the Company’s revolving credit facility. Cal Water may borrow up to $400.0 million under its revolving credit facility. All borrowings must be repaid within 24 months unless a different period is required or authorized by the CPUC. Additionally, the credit facilities may be increased by up to an incremental $150.0 million under the Cal Water facility and $50.0 million under the Company facility, subject in each case to certain conditions. The proceeds from the revolving credit facilities may be used for working capital purposes, including the short-term financing of capital projects. Borrowings under the credit facilities typically have maturities varying between one and six months and will bear interest annually at a rate equal to (i) the base rate or (ii) the Eurodollar rate, plus an applicable margin of 0.650% to 0.875%, depending on the Company and its subsidiaries’ consolidated total capitalization ratio.
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
The outstanding borrowings on the Company line of credit were $55.1 million as of September 30, 2019 and December 31, 2018. There were $100.0 million and $10.0 million of borrowings on the Cal Water line of credit as of September 30, 2019 and December 31, 2018, respectively. The average borrowing rate for borrowings on the Company and Cal Water lines of credit during the nine months ended September 30, 2019 was 3.38% compared to 2.88% for the same period last year.
Note 8. Income Taxes
The Company adjusts its effective tax rate each quarter to be consistent with the estimated annual effective tax rate. The Company also records the tax effect of unusual or infrequently occurring discrete items.
The provision for income taxes is shown in the tables below:

	Three Months Ended September 30
	2019	2018
Income tax expense	$11,864	$11,481

	Nine Months Ended September 30
	2019	2018
Income tax expense	$14,509	$15,068

The income tax expense increased $0.4 million to $11.9 million for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018. The increase is due to an increase in pre-tax net income of $6.6 million for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018.

The income tax expense decreased $0.6 million to $14.5 million for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018. The decrease is due to higher income tax benefit for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018.

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
The Company had unrecognized tax benefits of approximately $10.6 million and $9.7 million as of September 30, 2019 and 2018, respectively. Included in the balance of unrecognized tax benefits as of September 30, 2019 and 2018 are approximately $3.1 million and $2.9 million, respectively, of tax benefits that, if recognized, would result in an adjustment to the Company’s effective tax rate. The Company does not expect its unrecognized tax benefits to change significantly within the next 12 months.
Note 9. Regulatory Assets and Liabilities
Regulatory assets and liabilities were comprised of the following as of September 30, 2019 and December 31, 2018:

	Recovery Period	September 30, 2019	December 31, 2018
Regulatory Assets
Pension and retiree group health	Indefinitely	$156,453	$156,947
Property-related temporary differences (tax benefits flowed through to customers)	Indefinitely	100,943	99,376
Other accrued benefits	Indefinitely	21,183	20,588
Net WRAM and MCBA long-term accounts receivable	1-2 years	30,454	17,134
Asset retirement obligations, net	Indefinitely	19,619	18,197
Interim rates long-term accounts receivable	1 year	4,642	4,642
Tank coating	10 years	13,745	11,196
Recoverable property losses	10 years	5,539	1,275
Pension balancing account	1 year	20,158	16,494
Other components of net periodic benefit cost	Indefinitely	4,641	3,221
Other regulatory assets	Various	5,107	4,499
Total Regulatory Assets		$382,484	$353,569

Regulatory Liabilities
Future tax benefits due to customers		$180,207	$180,205
Health care balancing account		4,315	3,516
Conservation program		5,659	6,880
Net WRAM and MCBA long-term payable		67	222
Tax accounting memorandum account		785	5,039
Cost of capital memorandum account		148	2,834
1,2,3 trichloropropane settlement proceeds		9,204	12,142
Other regulatory liabilities		272	437
Total Regulatory Liabilities		$200,657	$211,275

Short-term regulatory assets and liabilities are excluded from the above table.
The short-term regulatory assets were $33.4 million as of September 30, 2019 and $42.4 million as of December 31, 2018. As of September 30, 2019 and December 31, 2018, the short-term regulatory assets primarily consist of net WRAM and MCBA receivables.
The short-term portions of regulatory liabilities were $6.9 million as of September 30, 2019 and $12.2 million as of December 31, 2018. The short-term regulatory liabilities as of September 30, 2019, primarily consist of 1,2,3 trichloropropane (TCP) settlement proceeds, tax accounting memorandum account refunds, and cost of capital memorandum account refunds. As of December 31, 2018, the short-term regulatory liabilities primarily consist of TCP settlement proceeds and net WRAM and MCBA liability balances.
Note 10. Commitments and Contingencies
Commitments
The Company has significant commitments to purchase water from water wholesalers. These commitments are described in the Company's Annual Report on Form 10-K for the year ended December 31, 2018.
Leases
The Company has operating and finance leases for water systems, offices, land easements, licenses, equipment, and other facilities. The leases generally have remaining lease terms of 1 year to 50 years, some of which include options to extend the lease for up to 25 years. The exercise of lease renewal options is at the Company’s sole discretion. Most of the Company’s lease agreements contain mutual termination options that require prior written notice by either lessee or lessor. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants. Certain leases include options to purchase the leased property. The depreciable life of the assets and leasehold improvements are limited by the expected lease term, unless there is a transfer of title or purchase option that is reasonably certain of exercise. Leases with an initial term of 12 months or less are not recorded on the balance sheet as the Company applied the short-term lease exception allowed by the FASB guidance. Lease expense for these leases is recognized on a straight-line basis over the lease term. A subset of the Company’s leases contains variable lease payments that depend on changes in the CPI.
The Company determines if an arrangement is a lease at contract inception. Generally, a lease agreement exists if the Company determines that the arrangement gives the Company control over the use of an identified asset and obtains substantially all of the benefits from the identified asset.
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

Supplemental balance sheet information related to leases was as follows:

As of September 30, 2019
Operating leases
Other assets	$14,349

Accrued expenses and other liabilities	$1,421
Regulatory liabilities and other	12,885
Total operating lease liabilities	$14,306

Finance leases
Utility plant	$18,207
Accumulated depreciation and amortization	(9,352)
Net utility plant	$8,855

Current maturities of long-term debt, net	$670
Long-term debt, net	5,378
Total finance lease liabilities	$6,048

Weighted average remaining lease term
Operating leases	155 months
Finance leases	80 months

Weighted average discount rate
Operating leases	3.7%
Finance leases	5.5%

The components of lease expense were as follows:

	Three Months Ended September 30	Nine Months Ended September 30
	2019
Operating lease cost	$490	$1,368

Finance lease cost:
Amortization of right-of-use assets	$292	$918
Interest on lease liabilities	85	264
Total finance lease cost	$377	$1,182

Short-term lease cost	$543	$716
Variable lease cost	66	198
Total lease cost	$1,476	$3,464

Supplemental cash flow information related to leases was as follows:

Nine Months Ended September 30
2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,322
Operating cash flows from finance leases	264
Financing cash flows from finance leases	508
Non-cash activities: right-of-use assets obtained in exchange for lease obligations:
Operating leases	1,697
Finance leases	672

Maturities of lease liabilities as of September 30, 2019 are as follows:

Year Ending December 31,	Operating Leases	Finance Leases
2019 (a)	$451	$245
2020	1,892	986
2021	1,673	987
2022	1,516	987
2023	1,396	1,506
2024	1,253	940
Thereafter	10,067	1,645
Total lease payments	$18,248	$7,296

Less imputed interest	$(3,942)	$(1,248)
Total	$14,306	$6,048
(a) Excludes payments made for the first nine months of 2019.
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
Other Legal Matters
From time to time, the Company is involved in various disputes and litigation matters that arise in the ordinary course of business. The status of each significant matter is reviewed and assessed for potential financial exposure. If the potential loss from any claim or legal proceeding is considered probable and the amount of the range of loss can be estimated, a liability is accrued for the estimated loss in accordance with the accounting standards for contingencies. Legal proceedings are subject to uncertainties, and the outcomes are difficult to predict. Because of such uncertainties, accruals are based on the best information available at the time. While the outcome of these disputes and litigation matters cannot be predicted with any certainty, management does not believe when taking into account existing reserves the ultimate resolution of these matters will materially affect the Company’s financial position, results of operations, or cash flows. As of September 30, 2019 and December 31, 2018, the Company recognized a liability of $2.6 million and $2.3 million, respectively, for known legal matters. The cost of litigation is expensed as incurred and any settlement is first offset against such costs. Any settlement in excess of the cost to litigate is accounted for on a case by case basis, dependent on the nature of the settlement.
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

Advances for construction fair values were estimated using broker quotes from companies that frequently purchase these investments.

	September 30, 2019
		Fair Value
	Cost	Level 1	Level 2	Level 3	Total
Long-term debt, including current maturities, net	$812,758	—	$912,402	—	$912,402
Advances for construction	190,272	—	79,818	—	79,818
Total	$1,003,030	$—	$992,220	$—	$992,220

	December 31, 2018
		Fair Value
	Cost	Level 1	Level 2	Level 3	Total
Long-term debt, including current maturities, net	$814,938	$—	$849,551	$—	$849,551
Advances for construction	186,342	—	77,204	—	77,204
Total	$1,001,280	—	$926,755	$—	$926,755

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
The following tables present the Condensed Consolidating Balance Sheets as of September 30, 2019 and December 31, 2018, the Condensed Consolidating Statements of Income for the three and nine months ended September 30, 2019 and 2018, and the Condensed Consolidating Statements of Cash Flows for the nine months ended September 30, 2019 and 2018 of (i) California Water Service Group, the guarantor of the First Mortgage Bonds and the parent company; (ii) California Water Service Company, the issuer of the First Mortgage Bonds and a 100% owned consolidated subsidiary of California Water Service Group; and (iii) the other 100% owned non-guarantor consolidated subsidiaries of California Water Service Group. No other subsidiary of the Company guarantees the securities.

CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATING BALANCE SHEET
As of September 30, 2019
(In thousands)

	Parent Company	Cal Water	All Other Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS
Utility plant:
Utility plant	$1,318	$3,194,372	$222,726	$(7,197)	$3,411,219
Less accumulated depreciation and amortization	(1,083)	(1,004,387)	(64,654)	2,159	(1,067,965)
Net utility plant	235	2,189,985	158,072	(5,038)	2,343,254
Current assets:
Cash and cash equivalents	2,408	39,187	9,662	—	51,257
Receivables and unbilled revenue	—	133,281	5,319	—	138,600
Receivables from affiliates	28,896	540	214	(29,650)	—
Other current assets	235	19,435	2,529	—	22,199
Total current assets	31,539	192,443	17,724	(29,650)	212,056
Other assets:
Regulatory assets	—	377,962	4,522	—	382,484
Investments in affiliates	756,177	—	—	(756,177)	—
Long-term affiliate notes receivable	26,288	—	—	(26,288)	—
Other assets	460	80,480	4,692	(214)	85,460
Total other assets	782,925	458,442	9,214	(782,679)	467,944
TOTAL ASSETS	$814,699	$2,840,870	$185,010	$(817,367)	$3,023,254
CAPITALIZATION AND LIABILITIES
Capitalization:
Common stockholders’ equity	$757,795	$679,037	$82,366	$(761,403)	$757,795
Affiliate long-term debt	—	—	26,288	(26,288)	—
Long-term debt, net	—	807,019	459	—	807,478
Total capitalization	757,795	1,486,056	109,113	(787,691)	1,565,273
Current liabilities:
Current maturities of long-term debt, net	—	5,122	158	—	5,280
Short-term borrowings	55,100	100,000	—	—	155,100
Payables to affiliates	—	4,906	24,744	(29,650)	—
Accounts payable	—	103,748	4,845	—	108,593
Accrued expenses and other liabilities	329	60,621	4,021	—	64,971
Total current liabilities	55,429	274,397	33,768	(29,650)	333,944
Unamortized investment tax credits	—	1,649	—	—	1,649
Deferred income taxes	1,475	224,549	3,213	—	229,237
Pension and postretirement benefits other than pensions	—	203,557	—	(26)	203,557
Regulatory liabilities and other	—	253,843	6,953	—	260,812
Advances for construction	—	189,781	491	—	190,272
Contributions in aid of construction	—	207,038	31,472	—	238,510
TOTAL CAPITALIZATION AND LIABILITIES	$814,699	$2,840,870	$185,010	$(817,367)	$3,023,254

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

CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATING STATEMENT OF INCOME
For the three months ended September 30, 2019
(In thousands)

	Parent Company	Cal Water	All Other Subsidiaries	Consolidating Adjustments	Consolidated
Operating revenue	$—	$219,261	$13,276	$—	$232,537
Operating expenses:
Operations:
Water production costs	—	78,048	2,520	—	80,568
Administrative and general	—	24,498	2,281	—	26,779
Other operations	—	22,872	1,825	(147)	24,550
Maintenance	—	6,823	242	—	7,065
Depreciation and amortization	23	20,770	1,501	(21)	22,273
Income tax (benefit) expense	(132)	11,332	779	215	12,194
Property and other taxes	—	6,620	921	—	7,541
Total operating (income) expenses	(109)	170,963	10,069	47	180,970
Net operating income	109	48,298	3,207	(47)	51,567
Other income and expenses:
Non-regulated revenue	599	3,865	399	(745)	4,118
Non-regulated expenses	—	(3,907)	(444)	—	(4,351)
Other components of net periodic benefit cost	—	(1,784)	(73)	—	(1,857)
Allowance for equity funds used during construction	—	1,868	—	—	1,868
Income tax (expense) benefit on other income and expenses	(168)	268	22	208	330
Net other income (loss)	431	310	(96)	(537)	108
Interest:
Interest expense	450	9,820	608	(599)	10,279
Allowance for borrowed funds used during construction	—	(954)	(74)	—	(1,028)
Net interest expense	450	8,866	534	(599)	9,251
Equity earnings of subsidiaries	42,334	—	—	(42,334)	—
Net income	$42,424	$39,742	$2,577	$(42,319)	$42,424

CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATING STATEMENT OF INCOME
For the three months ended September 30, 2018
(In thousands)

	Parent Company	Cal Water	All Other Subsidiaries	Consolidating Adjustments	Consolidated
Operating revenue	$—	$208,695	$12,593	$—	$221,288
Operating expenses:
Operations:
Water production costs	—	76,317	2,501	—	78,818
Administrative and general	—	23,878	2,615	—	26,493
Other operations	—	20,271	1,816	(144)	21,943
Maintenance	—	6,538	230	—	6,768
Depreciation and amortization	23	19,632	1,376	(22)	21,009
Income tax (benefit) expense	(142)	10,435	1,271	222	11,786
Property and other taxes	—	6,205	937	—	7,142
Total operating (income) expenses	(119)	163,276	10,746	56	173,959
Net operating income	119	45,419	1,847	(56)	47,329
Other income and expenses:
Non-regulated revenue	628	4,589	259	(773)	4,703
Non-regulated expenses	—	(4,675)	(222)	—	(4,897)
Other components of net periodic benefit cost	—	(1,834)	(141)	—	(1,975)
Allowance for equity funds used during construction	—	1,023	—	—	1,023
Income tax (expense) benefit on other income and expenses	(176)	252	13	216	305
Net other income (loss)	452	(645)	(91)	(557)	(841)
Interest:
Interest expense	486	10,443	574	(628)	10,875
Allowance for borrowed funds used during construction	—	(522)	(38)	—	(560)
Net interest expense	486	9,921	536	(628)	10,315
Equity earnings of subsidiaries	36,088	—	—	(36,088)	—
Net income	$36,173	$34,853	$1,220	$(36,073)	$36,173

CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATING STATEMENT OF INCOME
For the nine months ended September 30, 2019
(In thousands)

	Parent Company	Cal Water	All Other Subsidiaries	Consolidating Adjustments	Consolidated
Operating revenue	$—	$502,785	$34,894	$—	$537,679
Operating expenses:
Operations:
Water production costs	—	183,617	7,178	—	190,795
Administrative and general	23	73,908	7,379	—	81,310
Other operations	—	59,851	5,499	(437)	64,913
Maintenance	—	18,469	743	—	19,212
Depreciation and amortization	70	62,471	4,488	(62)	66,967
Income tax (benefit) expense	(411)	12,019	1,265	651	13,524
Property and other taxes	—	19,431	2,471	—	21,902
Total operating (income) expenses	(318)	429,766	29,023	152	458,623
Net operating income	318	73,019	5,871	(152)	79,056
Other income and expenses:
Non-regulated revenue	1,826	13,374	1,212	(2,263)	14,149
Non-regulated expenses	—	(9,610)	(860)	—	(10,470)
Other components of net periodic benefit cost	—	(4,177)	(131)	—	(4,308)
Allowance for equity funds used during construction	—	5,087	—	—	5,087
Income tax expense on other income and expenses	(511)	(1,028)	(79)	633	(985)
Net other income	1,315	3,646	142	(1,630)	3,473
Interest:
Interest expense	1,376	32,141	1,841	(1,826)	33,532
Allowance for borrowed funds used during construction	—	(2,592)	(191)	—	(2,783)
Net interest expense	1,376	29,549	1,650	(1,826)	30,749
Equity earnings of subsidiaries	51,523	—	—	(51,523)	—
Net income	$51,780	$47,116	$4,363	$(51,479)	$51,780

CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATING STATEMENT OF INCOME
For the nine months ended September 30, 2018
(In thousands)

	Parent Company	Cal Water	All Other Subsidiaries	Consolidating Adjustments	Consolidated
Operating revenue	$—	$499,173	$31,606	$—	$530,779
Operating expenses:
Operations:
Water production costs	—	185,149	6,648	—	191,797
Administrative and general	—	69,531	7,664	—	77,195
Other operations	—	55,626	5,117	(436)	60,307
Maintenance	—	16,974	622	—	17,596
Depreciation and amortization	70	58,909	3,763	(65)	62,677
Income tax (benefit) expense	(342)	15,081	1,591	620	16,950
Property and other taxes	—	17,894	2,359	—	20,253
Total operating (income) expenses	(272)	419,164	27,764	119	446,775
Net operating income	272	80,009	3,842	(119)	84,004
Other income and expenses:
Non-regulated revenue	1,716	13,572	831	(2,152)	13,967
Non-regulated expenses	—	(15,943)	(506)	—	(16,449)
Other components of net periodic benefit cost	—	(6,618)	(366)	—	(6,984)
Allowance for equity funds used during construction	—	2,644	—	—	2,644
Income tax (expense) benefit on other income and expenses	(480)	1,776	(16)	602	1,882
Net other income (loss)	1,236	(4,569)	(57)	(1,550)	(4,940)
Interest:
Interest expense	1,155	29,095	1,673	(1,716)	30,207
Allowance for borrowed funds used during construction	—	(1,250)	(109)	—	(1,359)
Net interest expense	1,155	27,845	1,564	(1,716)	28,848
Equity earnings of subsidiaries	49,863	—	—	(49,863)	—
Net income	$50,216	$47,595	$2,221	$(49,816)	$50,216

CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the nine months ended September 30, 2019
(In thousands)

	Parent Company	Cal Water	All Other Subsidiaries	Consolidating Adjustments	Consolidated
Operating activities:
Net income	$51,780	$47,116	$4,363	$(51,479)	$51,780
Adjustments to reconcile net income to net cash provided by operating activities:
Equity earnings of subsidiaries	(51,523)	—	—	51,523	—
Dividends received from affiliates	28,507	—	—	(28,507)	—
Depreciation and amortization	70	63,975	4,539	(62)	68,522
Changes in value of life insurance contracts	—	(3,433)	—	—	(3,433)
Allowance for equity funds used during construction	—	(5,087)	—	—	(5,087)
Changes in operating assets and liabilities	194	(6,744)	1,509	—	(5,041)
Other changes in noncurrent assets and liabilities	5,239	14,560	1,785	18	21,602
Net cash provided by operating activities	34,267	110,387	12,196	(28,507)	128,343
Investing activities:
Utility plant expenditures	—	(185,883)	(9,059)	—	(194,942)
Changes in affiliate advances	(3,199)	3,534	(320)	(15)	—
Issuance of affiliate short-term borrowings	(4,300)	—	—	4,300	—
Reduction of affiliates long-term debt	1,462	—	—	(1,462)	—
Purchase of life insurance contracts	—	(2,216)	—	—	(2,216)
Net cash used in investing activities	(6,037)	(184,565)	(9,379)	2,823	(197,158)
Financing Activities:
Short-term borrowings	—	210,000	—	—	210,000
Repayment of short-term borrowings	—	(120,000)	—	—	(120,000)
Changes in affiliate advances	(17)	4,419	(4,417)	15	—
Proceeds from affiliate short-term borrowings	—	—	4,300	(4,300)	—
Repayment of affiliates long-term borrowings	—	—	(1,462)	1,462	—
Issuance of long term debt, net of expenses	—	398,431	—	—	398,431
Repayment of long-term debt	—	(401,417)	(213)	—	(401,630)
Advances and contributions in aid of construction	—	21,176	90	—	21,266
Refunds of advances for construction	—	(5,560)	—	—	(5,560)
Repurchase of common stock	(2,355)	—	—	—	(2,355)
Issuance of common stock	1,278	—	—	—	1,278
Dividends paid to non-affiliates	(28,507)	—	—	—	(28,507)
Dividends paid to affiliates	—	(27,419)	(1,088)	28,507	—
Net cash (used in) provided by financing activities	(29,601)	79,630	(2,790)	25,684	72,923
Change in cash, cash equivalents, and restricted cash	(1,371)	5,452	27	—	4,108
Cash, cash equivalents, and restricted cash at beginning of period	3,779	34,238	9,698	—	47,715
Cash, cash equivalents, and restricted cash at end of period	$2,408	$39,690	$9,725	—	$51,823

CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the nine months ended September 30, 2018
(In thousands)

	Parent Company	Cal Water	All Other Subsidiaries	Consolidating Adjustments	Consolidated
Operating activities:
Net income	$50,216	$47,595	$2,221	$(49,816)	$50,216
Adjustments to reconcile net income to net cash provided by operating activities:
Equity earnings of subsidiaries	(49,863)	—	—	49,863	—
Dividends received from affiliates	27,029	—	—	(27,029)	—
Depreciation and amortization	70	60,298	3,828	(65)	64,131
Changes in value of life insurance contracts	—	124	—	—	124
Allowance for equity funds used during construction	—	(2,644)	—	—	(2,644)
Changes in operating assets and liabilities	(281)	6,135	1,178	—	7,032
Other changes in noncurrent assets and liabilities	2,518	(3,881)	1,989	18	644
Net cash provided by operating activities	29,689	107,627	9,216	(27,029)	119,503
Investing activities:
Utility plant expenditures	4	(205,218)	(7,642)	—	(212,856)
Changes in affiliate advances	(975)	3,198	(269)	(1,954)	—
Issuance of affiliate short-term borrowings	(23,700)	—	—	23,700	—
Reduction of affiliates long-term debt	1,224	—	—	(1,224)	—
Life insurance proceeds	—	3,491	—	—	3,491
Purchase of life insurance contracts	—	(4,925)	—	—	(4,925)
Net cash used in investing activities	(23,447)	(203,454)	(7,911)	20,522	(214,290)
Financing Activities:
Short-term borrowings	20,000	121,000	—	—	141,000
Repayment of short-term borrowings	—	(341,000)	—	—	(341,000)
Changes in affiliate advances	—	1,129	(3,083)	1,954	—
Proceeds from affiliate short-term borrowings	—	20,000	3,700	(23,700)	—
Repayment of affiliates long-term borrowings	—	—	(1,224)	1,224	—
Issuance of long-term debt, net of expenses	—	299,383	—	—	299,383
Repayment of long-term debt	—	(12,299)	(200)	—	(12,499)
Advances and contributions in aid for construction	—	13,288	342	—	13,630
Refunds of advances for construction	—	(5,452)	(10)	—	(5,462)
Repurchase of common stock	(1,496)	—	—	—	(1,496)
Dividends paid to non-affiliates	(27,029)	—	—	—	(27,029)
Dividends paid to affiliates	—	(25,959)	(1,070)	27,029	—
Net cash (used in) provided by financing activities	(8,525)	70,090	(1,545)	6,507	66,527
Change in cash, cash equivalents, and restricted cash	(2,283)	(25,737)	(240)	—	(28,260)
Cash, cash equivalents, and restricted cash at beginning of period	4,728	81,453	9,171	—	95,352
Cash, cash equivalents, and restricted cash at end of period	$2,445	$55,716	$8,931	—	$67,092

Note 13. Immaterial Restatement of Prior Period Financial Statements
Subsequent to the issuance of the Company's Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2018, the Company identified an immaterial computational error related to the amount of authorized revenue recorded pursuant to the Company's pension and health care cost recovery balancing accounts. In accordance with the 2015 GRC, the Company adjusts the revenue and corresponding balancing accounts quarterly to reflect actual pension and health care costs, subject to certain limitations prescribed by the 2015 GRC. The error does not impact the billings to customers or the cash collected from customers in this GRC period, which ends on December 31, 2019. As provided for in the 2015 GRC, the amounts included in the balancing account will be recovered from or refunded to customers during the next GRC period.
The Company corrected the error in the accompanying Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2018. The Company believes the correction of the error is immaterial to the previously issued Condensed Consolidated Financial Statements.
The corrections to the Company's Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2018 were as follows:
Condensed Consolidated Statements of Income

	For the three months ended September 30, 2018
	As Previously Reported	Corrections	As Corrected
	(In thousands, except per share data)
Operating revenue	$218,983	$2,305	$221,288
Operating expenses:
Income taxes	11,262	524	11,786
Total operating expenses	173,435	524	173,959
Net operating income	45,548	1,781	47,329
Net income	$34,392	$1,781	$36,173
Earnings per share:
Basic	$0.72	$0.03	$0.75
Diluted	$0.72	$0.03	$0.75

	For the nine months ended September 30, 2018
	As Previously Reported	Corrections	As Corrected
	(In thousands, except per share data)
Operating revenue	$523,862	$6,917	$530,779
Operating expenses:
Income taxes	15,380	1,570	16,950
Total operating expenses	445,205	1,570	446,775
Net operating income	78,657	5,347	84,004
Net income	$44,869	$5,347	$50,216
Earnings per share:
Basic	$0.93	$0.11	$1.04
Diluted	$0.93	$0.11	$1.04

The corrections to the Company's retained earnings and total stockholders’ equity as of January 1, 2018, March 31, 2018, June 30, 2018, and September 30, 2018 were as follows:

	January 1, 2018
	As Previously Reported	Corrections	As Corrected
	(In thousands)
Retained earnings	$356,753	$5,759	$362,512
Total common stockholders' equity	693,462	5,759	699,221

	March 31, 2018
	As Previously Reported	Corrections	As Corrected
	(In thousands)
Retained earnings	$345,205	$7,542	$352,747
Total common stockholders' equity	681,311	7,542	688,853

	June 30, 2018
	As Previously Reported	Corrections	As Corrected
	(In thousands)
Retained earnings	$349,213	$9,325	$358,538
Total common stockholders' equity	685,932	9,325	695,257

	September 30, 2018
	As Previously Reported	Corrections	As Corrected
	(In thousands)
Retained earnings	$374,593	$11,106	$385,699
Total common stockholders' equity	712,034	11,106	723,140
The corrections to the Company's Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2018 were as follows:
Condensed Consolidated Statement of Cash Flows

	For the nine months ended September 30, 2018
	As Previously Reported	Corrections	As Corrected
	(In thousands)
Operating activities:
Net income	$44,869	$5,347	$50,216
Other changes in noncurrent assets and liabilities	5,991	(5,347)	644
Net cash provided by operating activities	$119,503	$—	$119,503

Note 14. Subsequent Event
California GRC filing
Subsequent to the issuance of the Company's Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2018, Cal Water jointly filed a formal settlement agreement in its 2018 GRC with the Public Advocates Office of the CPUC covering the majority of open matters in the case on October 8, 2019. The largest component of the GRC is Cal Water’s Infrastructure Improvement Plan for 2019-2021. The settlement details investment plans that Cal Water and the Public Advocates Office agree should be made to Cal Water’s water infrastructure to continue providing safe, reliable water service to Cal Water customers and communities. The CPUC will consider, but is not required to adopt, the settlement agreement. If the CPUC approves the settlement agreement, Cal Water would be authorized to include in rates $609.0 million to $628.0 million of new projects throughout the state in 2019 to 2021, along with approximately $200.0 million for completion of additional projects begun in 2018 and prior periods. Included in these figures are $148.0 million of advice letter authorizations, which would not be included in rates until related projects are completed. Cal Water anticipates that if the settlement were adopted, it would plan to make capital investments of approximately $809.0 million to $828.0 million in the 2019-2021 period. The settlement proposes, in part, an average water main replacement rate of 0.76% annually company-wide by 2021, with higher replacement rates in some areas. A final decision on the case is expected in late 2019, with new rates going into effect in January of 2020. Cal Water previously filed a request for interim rates beginning January 1, 2020 in the event a final decision is unexpectedly delayed.
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

Factors which may cause actual results to be different than those expected or anticipated include, but are not limited to:

•	ability to invest or apply the proceeds from the issuance of common stock in an accretive manner;

•	governmental and regulatory commissions’ decisions, including decisions on proper disposition of property;

•	consequences of eminent domain actions relating to our water systems;

•	changes in regulatory commissions’ policies and procedures;

•	the timeliness of regulatory commissions’ actions concerning rate relief and other actions;

•	increased risk of inverse condemnation losses as a result of climate conditions;

•	inability to renew leases to operate water systems owned by others on beneficial terms;

•	changes in California State Water Resources Control Board water quality standards;

•	changes in environmental compliance and water quality requirements;

•	electric power interruptions, especially as a result of Public Safety Power Shutoff (PSPS) programs for the 2019 fire season as we further develop approaches to manage that risk;

•	housing and customer growth trends;

•	the impact of opposition to rate increases;

•	our ability to recover costs;

•	availability of water supplies;

•	issues with the implementation, maintenance or security of our information technology systems;

•	civil disturbances or terrorist threats or acts;

•	the adequacy of our efforts to mitigate physical and cyber security risk and threats;

•	the ability of our enterprise risk management processes to identify or address risks adequately;

•	labor relations matters as we negotiate with unions;

•	changes in customer water use patterns and the effects of conservation;

•	the impact of weather, climate, natural disasters, and diseases on water quality, water availability, water sales and operating results and the adequacy of our emergency preparedness; and

•	the risks set forth in “Risk Factors” included in the Company's Annual Report on Form 10-K for the year ended December 31, 2018.

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
For the nine months ended September 30, 2019, there were no changes in the methodology for computing critical accounting estimates, no additional accounting estimates met the standards for critical accounting policies, and there were no material changes to the important assumptions underlying the critical accounting estimates.
RESULTS OF THIRD QUARTER 2019 OPERATIONS
COMPARED TO THIRD QUARTER 2018 OPERATIONS
Dollar amounts in thousands unless otherwise stated

Overview

As discussed further in Note 13, the Company corrected an immaterial computational error that understated revenue for the three months ended September 30, 2018.
Net income for the three months ended September 30, 2019 was $42.4 million or $0.88 earnings per diluted common share, compared to net income of $36.2 million or $0.75 earnings per diluted common share for the three months ended September 30, 2018.

The $6.2 million increase in net income was primarily due to general rate increases of $6.1 million, a $5.5 million increase in unbilled revenue accrual, a reduction of $1.3 million in business development expenses, and $0.8 million increase in allowance for equity funds used during construction. These factors were partially offset by increases in operating expenses of $1.3 million for depreciation and amortization, $1.0 million in employee wages, $0.8 million in costs attributable to electric utilities’ PSPS programs and wildfire management, and $0.4 million in property taxes.
Unbilled revenue accrual is outside the Company’s immediate control. The quarter’s increase in unbilled revenue mirrored the accrual reduction from the first two quarters of 2019. Also outside the Company’s control this quarter was a $0.4 million decrease in unrealized gain on certain benefit plan investments. The change in the Company’s unbilled revenue accrual was relatively consistent with the previous year.
Operating Revenue
Operating revenue increased $11.2 million, or 5.1%, to $232.5 million in the third quarter of 2019 as compared to the third quarter of 2018. The factors that impacted the operating revenue for the third quarter of 2019 as compared to the third quarter of 2018 are as follows:

Net change due to rate changes, usage, and other (1)	$12,874
MCBA Revenue (2)	(395)
Other balancing account revenue (3)	1,454
Deferral of revenue (4)	(2,684)
Net operating revenue increase	$11,249

1.
The net change due to rate changes, usage, and other in the above table was mainly driven by rate increases and a $5.5 million increase in accrued unbilled revenue. The components of the rate increases are as follows:

General rate case	761
Escalation rate increases	5,218
Purchased water and pump tax offsets	1,743
Rate base offsets	162
Total increase in rates	$7,884

2.
The MCBA revenue decrease resulted from a decrease in actual water production costs relative to adopted water production costs in the third quarter of 2019 as compared to the third quarter of 2018. The actual water production costs relative to adopted decreased as a result of a decrease in customer consumption in the third quarter of 2019 as compared to the third quarter of 2018. As required by the MCBA mechanism, the decrease in actual water production costs relative to adopted water production costs in California also decreased operating revenue for the same amount.

3.
The other balancing account revenue consists of the pension, conservation and health care balancing account revenues. Pension and conservation balancing account revenues are the differences between actual expenses and adopted rate recovery. Health care balancing account revenue is 85% of the difference between actual health care expenses and adopted rate recovery. The increase in revenue was mainly due to an increase in actual conservation expenses relative to adopted in the third quarter of 2019 as compared to the third quarter of 2018, which was partially offset by a decrease in actual pension and health care expenses relative to adopted in the third quarter of 2019 as compared to the third quarter of 2018.

4.
The deferral of revenue consists of amounts that are expected to be collected from customers beyond 24 months following the end of the accounting period in which these revenues were recorded. The deferral increased in the third quarter of 2019 as compared to the third quarter of 2018 due to a decline in actual customer usage relative to adopted customer usage in the third quarter of 2019 as compared to the third quarter of 2018.

Total Operating Expenses

Total operating expenses increased $7.0 million, or 4.0%, to $181.0 million in the third quarter of 2019, as compared to $174.0 million in the third quarter of 2018.

Water production costs consists of purchased water, purchased power, and pump taxes. It represents the largest component of total operating expenses, accounting for approximately 44.5% of total operating expenses in the third quarter of 2019, as compared to 45.3% of total operating expenses in the third quarter of 2018. Water production costs increased 2.2% in the third quarter of 2019 as compared to the same period last year mainly due to increased rates from our purchased water wholesalers.
Sources of water as a percent of total water production are listed in the following table:

	Three Months Ended September 30
	2019	2018
Well production	44%	47%
Purchased	51%	49%
Surface	5%	4%
Total	100%	100%
The components of water production costs are shown in the table below:

	Three Months Ended September 30
	2019	2018	Change
Purchased water	$66,483	$64,578	$1,905
Purchased power	10,633	10,488	145
Pump taxes	3,452	3,752	(300)
Total	$80,568	$78,818	$1,750

Administrative and general and other operations expenses increased $2.9 million to $51.3 million in the third quarter of 2019, primarily due to increases of $2.2 million in conservation program costs, $0.9 million of outside services, $0.7 million of GRC settlement and asset impairment costs, $0.6 million in employee wages, and $0.5 million of costs attributable to electric utilities’ PSPS programs and wildfire management, which were partially offset by a $2.2 million deferral of costs associated with deferred revenues, and a $1.0 million decrease in health care costs. Changes in employee pension benefits and water conservation program costs for regulated California operations generally do not affect earnings, as the Company is allowed by the CPUC to record these costs in balancing accounts for future recovery, creating a corresponding change to revenue. Employee and retiree medical expenses are recovered in rates through a balancing account authorized in the 2015 GRC, such that revenues are recovered up to 85% of the variance between adopted and recorded expenses. At September 30, 2019, there were 1,198 employees and at September 30, 2018, there were 1,176 employees.

Maintenance expense increased $0.3 million, or 4.4%, to $7.1 million in the third quarter of 2019, as compared to $6.8 million in the third quarter of 2018, mostly due to increased costs of $0.3 million for wildfire management.

Depreciation and amortization expense increased $1.3 million, or 6.0%, to $22.3 million in the third quarter of 2019, as compared to $21.0 million in the third quarter of 2018, primarily due to capital additions.

Income taxes increased $0.4 million, or 3.5%, to $12.2 million in the third quarter of 2019, as compared to $11.8 million in the third quarter of 2018, due to an increase in operating income. The Company’s estimated combined effective income tax rate for 2019 is 22%.
Property and other taxes increased $0.4 million, or 5.6%, to $7.5 million in the third quarter of 2019, as compared to $7.1 million in the third quarter of 2018, mostly due to an increase in assessed property values.
Other Income and Expenses
Net other income increased $0.9 million in the third quarter of 2019, mostly due to a $1.3 million decrease in business development expenses and a $0.8 million increase in allowance for equity funds used during construction which was partially offset by the non-recurrence of a $0.5 million benefit from Company-owned life insurance which occurred in 2018 and a $0.4 million decrease in unrealized gain on certain benefit plan investments.

Interest Expense
Net interest expense decreased $1.0 million, or 10.3%, to $9.3 million in the third quarter of 2019, as compared to $10.3 million in the third quarter of 2018. The decrease was due primarily to an increase in capitalized interest and reduced interest rates resulting from the refinancing of $300.0 million of first mortgage bonds in 2019.
RESULTS OF THE NINE MONTHS ENDED SEPTEMBER 30, 2019 OPERATIONS
COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2018 OPERATIONS
Dollar amounts in thousands unless otherwise stated
Overview
As discussed further in Note 13, the Company corrected an immaterial computational error that understated revenue for the nine months ended September 30, 2018.
Net income for the nine months ended September 30, 2019 was $51.8 million or $1.08 earnings per diluted common share, compared to net income of $50.2 million or $1.04 earnings per diluted common share for the nine months ended September 30, 2018.
The $1.6 million increase in net income was driven primarily by $15.2 million of general rate increases, a $5.0 million reduction in business development expenses, a $3.6 million increase in unrealized income from certain benefit plan investments due to market conditions, and a $2.4 million increase in allowance for equity funds used during construction. These were partially offset by increased operating expenses of $11.8 million, increased net interest expenses of $1.9 million, $1.6 million decrease in benefit from Company owned life insurance, and a $1.4 million reduction in unbilled revenue accrual.
Operating expense changes included increases of $4.3 million in depreciation and amortization, $4.2 million in employee wages, $2.7 million in outside services, $1.6 million in property taxes, and $1.1 million of costs attributable to electric utilities’ PSPS programs and wildfire management.
Operating Revenue
Operating revenue increased $6.9 million, or 1.3%, to $537.7 million in the first nine months of 2019 as compared to the first nine months of 2018. The factors that impacted the operating revenue for the first nine months of 2019 as compared to 2018 are as follows:

Net change due to rate changes, usage, and other (1)	$17,388
MCBA Revenue (2)	(7,313)
Other balancing account revenue (3)	1,369
Deferral of revenue (4)	(4,544)
Net operating revenue increase	$6,900

1.
The net change due to rate changes, usage, and other in the above table was mainly driven by rate increases, which was partially offset by a $1.4 million decrease in accrued unbilled revenue. The components of the rate increases are as follows:

General rate case	$1,837
Escalation rate increases	12,251
Purchased water and pump tax offsets	4,302
Rate base offsets	1,141
Total increase in rates	$19,531

2.
The MCBA revenue decrease resulted from a decrease in actual water production costs relative to adopted water production costs in the first nine months of 2019 as compared to the first nine months of 2018. The actual water production costs decreased as a result of a decrease in customer consumption in the first nine months of 2019 as compared to the first nine months of 2018. As required by the MCBA mechanism, the decrease in actual water production costs relative to adopted water production costs in California also decreased operating revenue for the same amount.

3.
The other balancing account revenue consists of the pension, conservation and health care balancing account revenues. Pension and conservation balancing account revenues are the differences between actual expenses and adopted rate recovery. Health care balancing account revenue is 85% of the difference between actual health care expenses and adopted rate recovery. The increase in revenue was mainly due an increase in actual conservation expenses relative to adopted in the first nine months of 2019 as compared to the first nine months of 2018, which was partially offset by a decrease in actual pension expenses relative to adopted in the first nine months of 2019 as compared to the first nine months of 2018.

4.
The deferral of revenue consists of amounts that are expected to be collected from customers beyond 24 months following the end of the accounting period in which these revenues were recorded. The deferral increased in the first nine months of 2019 as compared to the first nine months of 2018 due to a decline in actual customer usage relative to adopted customer usage in the first nine months of 2019 as compared to the first nine months of 2018.

Total Operating Expenses
Total operating expenses increased $11.8 million, or 2.7%, to $458.6 million in the first nine months of 2019, as compared to $446.8 million in the first nine months of 2018.
Water production costs consists of purchased water, purchased power, and pump taxes. It represents the largest component of total operating expenses, accounting for approximately 41.6% of total operating expenses in the first nine months of 2019, as compared to 42.9% of total operating expenses in the first nine months of 2018. Water production costs decreased 0.5% in the first nine months of 2019 as compared to the same period last year mainly due to a decrease in customer usage offset by increased rates from our purchased water wholesalers.
Sources of water as a percent of total water production are listed in the following table:

	Nine Months Ended September 30
	2019	2018
Well production	45%	47%
Purchased	50%	49%
Surface	5%	4%
Total	100%	100%
The components of water production costs are shown in the table below:

	Nine Months Ended September 30
	2019	2018	Change
Purchased water	$158,369	$157,062	$1,307
Purchased power	23,734	23,830	(96)
Pump taxes	8,692	10,905	(2,213)
Total	$190,795	$191,797	$(1,002)
Administrative and general and other operations expenses increased $8.7 million, or 6.3%, to $146.2 million in the first nine months of 2019, as compared to $137.5 million in the first nine months of 2018. The increase was due primarily to increases of $4.4 million in conservation program costs, $3.5 million in employee wages, $2.7 million of outside services, $1.3 million of software maintenance costs, $0.8 million of costs attributable to electric utilities’ PSPS programs and wildfire management, which were partially offset by a reduction of $3.8 million of costs associated with deferred revenue and a $1.6 million decrease in employee pension benefit and retiree medical costs. Changes in employee pension benefits and water conservation program costs for regulated California operations generally do not affect earnings, as the Company is allowed by the CPUC to record these costs in balancing accounts for future recovery, creating a corresponding change to revenue. Employee and retiree medical expenses are recovered in rates through a balancing account authorized in the 2015 GRC, such that revenues are recovered up to 85% of the variance between adopted and recorded expenses.
Maintenance expense increased $1.6 million, or 9.2%, to $19.2 million in the first nine months of 2019, as compared to $17.6 million in the first nine months of 2018, mostly due to repair cost increases in reservoirs, tanks, and structures and $0.3 million of costs for wildfire management.
Depreciation and amortization expense increased $4.3 million, or 6.8%, to $67.0 million in the first nine months of 2019, as compared to $62.7 million in the first nine months of 2018, mostly due to capital additions.

Income taxes decreased $3.5 million, or 20.22%, to $13.5 million in the first nine months of 2019, as compared to $17.0 million in the first nine months of 2018. The decrease was mainly due to a decrease in operating income. The Company’s estimated combined effective income tax rate for 2019 is 22.0%.
Property and other taxes increased $1.6 million, or 8.1%, to $21.9 million in the first nine months of 2019, as compared to $20.3 million in the first nine months of 2018, due primarily to an increase in assessed property values.
Other Income and Expenses
Net other income increased $8.4 million to $3.5 million in the first nine months of 2019, as compared to a net other loss of $4.9 million in the first nine months of 2018, due primarily to a $5.0 million decrease of business development expenses, a $3.6 million increase in the unrealized gain from certain benefit plan investments due to market conditions, and a $2.4 million increase in allowance for equity funds used during construction, which was partially offset by a $1.6 million decrease in benefit from Company-owned life insurance.
Interest Expense
Net interest expense increased $1.9 million, or 6.6%, to $30.7 million in the first nine months of 2019, as compared to $28.8 million in the first nine months of 2018. The increase was due primarily to an increase in financing for capital investments and operations.
REGULATORY MATTERS
2019 California Regulatory Activity
California GRC filing
On October 8, 2019, Cal Water jointly filed a formal settlement agreement for its 2018 GRC with the Public Advocates Office of the CPUC covering the majority of open matters in the case. The largest component of the GRC is Cal Water’s Infrastructure Improvement Plan for 2019-2021. The settlement details investment plans that Cal Water and the Public Advocates Office agree should be made to Cal Water’s water infrastructure to continue providing safe, reliable water service to Cal Water customers and communities. The CPUC will consider, but is not required to adopt, the settlement agreement. If the CPUC approves the settlement agreement, Cal Water would be authorized to include in rates $609.0 million to $628.0 million of new projects throughout the state in 2019 to 2021, along with approximately $200.0 million for completion of additional projects begun in 2018 and prior periods. Included in these figures are $148.0 million of advice letter authorizations, which would not be included in rates until related projects are completed. Cal Water anticipates that if the settlement were adopted, it would plan to make capital investments of approximately $809.0 million to $828.0 million in the 2019-2021 period. The settlement proposes, in part, an average water main replacement rate of 0.76% annually company-wide by 2021, with higher replacement rates in some areas. A final decision on the case is expected in late 2019, with new rates going into effect in January of 2020. Cal Water previously filed a request for interim rates beginning January 1, 2020 in the event a final decision is unexpectedly delayed.
City of Hawthorne GRC filing
Cal Water operates the City of Hawthorne’s water system under a lease agreement that was originally entered into on August 9, 2011. As part of the agreement, Cal Water can request rate increases but requires city council approval for any rate request to take effect. Cal Water has not increased rates since 2017 and Cal Water has seen significant increases in costs since then. Cal Water requested rate increases of 11.7% in 2020, 11.6% in 2021, and 11.6% in 2022.
On August 27, 2019, the rate increases were approved via resolution 8123. The new rates will become effective on January 1, 2020 and January 1st each year thereafter.
Cost of Capital Decision
In April of 2017, Cal Water, along with three other water utilities, filed an application to adopt a new cost of capital and capital structure for 2018. On March 22, 2018, the CPUC adopted a revised decision in the cost of capital proceeding for Cal Water and three other water utilities for the years 2018, 2019, and 2020, establishing for Cal Water a 9.20% return on equity and a 5.51% cost of debt, with a capital structure of 46.60% long-term debt and 53.40% common equity, and an authorized return on rate base of 7.48%, compared with Cal Water’s prior return on equity of 9.43%, cost of debt of 6.24%, and authorized return on rate base of 7.94%. The adopted capital structure did not change. The adopted returns on debt and equity reduced Cal Water’s 2018 adopted revenue by approximately $6.9 million. The CPUC also authorized continuation of the water cost of capital adjustment mechanism, which provides for an adjustment in the return on equity if the cost of long-term debt as defined by an index of utility debt rates varies from the most recent index by 100 basis points or more in 2019 and 2020.
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
In August of 2019, Cal Water submitted an advice letter to recover $0.4 million of annual revenue increase for the rate base offset in one of its regulated districts. The new rates are expected to become effective in the fourth quarter of 2019.
In October of 2019, Cal Water submitted an advice letter to recover $0.3 million of annual revenue increase for the rate base offset in one of its regulated districts. The new rates are proposed to become effective on January 1, 2020.
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
On December 13, 2018, the CPUC conditionally approved Cal Water’s request to own and operate the TAFB water system as a regulated water utility district. Approval was conditioned upon modifying the contract between Cal Water and the Department of Defense to more clearly assert the CPUC’s jurisdiction over a new Travis District. In January of 2019, Cal Water fulfilled the condition by submitting a contract amendment that was approved by the CPUC. The decision enables Cal Water to acquire the water distribution assets of TAFB from the U.S. Department of Defense and provide water utility service to the base for a term of 50 years. Subject to the terms of the contract with the Department of Defense and the CPUC decision, Cal Water began serving TAFB’s more than 15,000 active and reserve personnel and civilians on July 1, 2019. The rates for TAFB are scheduled to be updated in January of 2020 with the CPUC's resolution of the 2018 GRC.
Public Safety Power Shut-off Memorandum Account (PSPS MA).
The recent wildfires in California have focused regulatory efforts to reduce the incidence and severity of these types of devastating events. The increased number of wildfire events are due to a number of factors such as extended drought, increased fuel for fires, and other extreme weather events. In addition, energized power lines can exacerbate wildfire conditions. These lines carry the potential to start or worsen an existing wildfire. Given this, the Commission has been examining issues related to wildfires and other emergencies in several proceedings. One of the proceedings, Rulemaking 18-12-005, is focused on proactively shutting off electric power in order to protect public safety through the Public Safety Power Shut-Off (PSPS) program, or de-energization. During a PSPS event, power will be cut off to electric lines that may fail in certain weather conditions in order to reduce the likelihood that electric utility infrastructure could cause or contribute to a wildfire.
The Commission’s rulemaking is divided into two phases. In Phase 1, the Commission examined and adopted PSPS guidelines, focusing primarily on notification, communication and outreach. In Phase 2, the Commission will address issues that were outside of the scope of Phase 1 and will revisit some Phase 1 issues for further refinement. In Phase 2, which has been divided into two tracks, the Commission will take a more comprehensive look at de-energization practices, including mitigation, additional coordination across agencies, further refinements to findings in Phase 1, re-energization practices, and other matters. The first track will cover issues that may need to be addressed to inform PSPS events as soon as possible. The second track will cover issues that require an in depth analysis.
Electric utilities are expected to declare PSPS events during periods of high fire danger and where there is specific risk of electrical facilities causing a fire. As a public safety partner, Cal Water will receive priority notification of such events. According to communications with Cal Water’s main electric providers, Southern California Edison and Pacific Gas and Electric, PSPS events may last up to 5 days which could significantly impact facilities within Cal Water's water systems. Additionally, power loss events can occur in major earthquakes, non-electric utility caused wildfires, tsunami, or other natural and man-made disasters. Cal Water must be ready and equipped to maintain water service to the extent possible during these events. In response, Cal Water has performed a draft risk assessment which outlines recommended improvements necessary to prepare its water systems for power loss events. The PSPS program will require either an increase in backup power generation or the development of an alternate means of providing reliable supply within Cal Water’s water distribution systems. Depending upon the course of action, this can increase the need for generator fuel commensurate with the expected duration of power shutoffs. In most cases, Cal Water may need to lease generators for the most critical facilities to be prepared for the 2019 wildfire season, in anticipation of installing more permanent facilities in the long term. There will also be a necessary increase in generator and electrical equipment maintenance activities to improve reliability of the auxiliary power sources for a power loss event. To this end, Cal Water respectfully requested a memorandum account from the CPUC to track costs related to this effort. The memorandum account is pending approval by the CPUC. The PSPS MA will track the incremental costs associated with the preparation and installation of facilities to address public safety needs in the event of power losses. For the three and nine months ended September 30, 2019, the PSPS MA incremental costs were $0.5 million.
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
Kalaeloa Water Company (Hawaii Water)
In March 2019, Hawaii Water and Hunt Kalaeloa Water LLC entered into a Membership Interest Purchase Agreement to acquire water and wastewater assets. The Kalaeloa service area is located on the Island of Oahu on the former Barbers Point Naval Air Station. On July 3, 2019, the parties submitted a change of control application to the Hawaii Public Utilities Commission requesting approval for the purchase. If approved, Hawaii Water would be authorized to provide water and wastewater service in the Kalaeloa service area.
LIQUIDITY
Cash flow from Operations
Cash flow from operations for the first nine months of 2019 was $128.3 million compared to $119.5 million for the same period in 2018. Cash generated by operations varies during the year due to customer billings, and timing of collections and contributions to our benefit plans.
During the first nine months of 2019, we made contributions of $12.5 million to our employee pension plan compared to contributions of $42.3 million during the first nine months of 2018. During the first nine months of 2019, we made contributions of $5.6 million to the other postretirement benefit plans compared to contributions of $8.0 million during the first nine months of 2018. The total 2019 estimated cash contribution to the pension plans is $18.8 million and to the other postretirement benefit plans is $7.9 million.
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

Investing Activities
During the first nine months of 2019 and 2018, we used $194.9 million and $212.9 million, respectively, of cash for Company-funded and developer-funded utility plant expenditures. Annual expenditures fluctuate each year due to the availability of construction resources and our ability to obtain construction permits in a timely manner. For 2019, we estimate utility plant expenditures to be between $250.0 million and $260.0 million with higher capital spending anticipated after approval of the 2018 GRC settlement (see note 14).
Financing Activities
Net cash provided by financing activities was $72.9 million during the first nine months of 2019 compared to $66.5 million of net cash provided by financing activities for the same period in 2018.
On October 31, 2019, the Company entered into an equity distribution agreement with Morgan Stanley & Co., LLC, Robert W. Baird & Co. Incorporated, Blaylock Van, LLC and Wells Fargo Securities, LLC to sell shares of its common stock having an aggregate gross sales price of up to $300.0 million from time to time depending on market conditions through an at-the-market equity program over the next three years. The Company intends to use the net proceeds from these sales, after deducting commissions on such sales and offering expenses, for general corporate purposes, which may include working capital, construction and acquisition expenditures, investments and repurchases, and redemptions of securities.
During the first nine months of 2019 and 2018, Cal Water issued $400.0 million of First Mortgage Bonds on June 11, 2019 in a private placement. Cal Water used the net proceeds from the sale of the bonds to pay down outstanding short-term borrowings and to redeem $300.0 million of First Mortgage Bond series UUU. Additionally, we borrowed $210.0 million and $141.0 million, respectively, on our unsecured revolving credit facilities during the first nine months of 2019 and 2018. Cal Water repaid $100.0 million of First Mortgage Bonds that matured during the first nine months of 2019. Also, we made a repayment on our unsecured revolving credit facilities borrowings of $120.0 million during the first nine months of 2019 compared to a repayment of $341.0 million for the same period in 2018.
On March 29, 2019, the Company and Cal Water entered into certain syndicated credit agreements, which provide for unsecured revolving credit facilities of up to an initial aggregate amount of $550.0 million for a term of five years. The revolving credit facilities amend, expand, and replace the Company’s and its subsidiaries’ prior credit facilities originally entered into on May 10, 2015. The new credit facilities extended the terms until March 29, 2024, and increased Cal Water’s unsecured revolving line of credit. The Company and subsidiaries that it designates may borrow up to $150.0 million under the Company’s revolving credit facility. Cal Water may borrow up to $400.0 million under its revolving credit facility. All borrowings must be repaid within 24 months unless a different period is required or authorized by the CPUC. Additionally, the credit facilities may be increased by up to an incremental $150.0 million under the Cal Water facility and $50.0 million under the Company facility, subject in each case to certain conditions. The proceeds from the revolving credit facilities may be used for working capital purposes, including the short-term financing of capital projects. Borrowings under the credit facilities typically have maturities varying between one and nine months and will bear interest annually at a rate equal to (i) the base rate or (ii) the Eurodollar rate, plus an applicable margin of 0.650% to 0.875%, depending on the Company and its subsidiaries’ consolidated total capitalization ratio.
The undercollected net WRAM and MCBA receivable balances were $62.6 million and $60.0 million as of September 30, 2019 and 2018, respectively. The undercollected balances were primarily financed by Cal Water using short-term and long-term financing arrangements to meet operational cash requirements. Interest on the undercollected balances, the interest recoverable from customers, is limited to the current 90-day commercial paper rates which is significantly lower than Cal Water’s short and long-term financing rates.
Short-term and Long-Term Financing
During the first nine months of 2019, we utilized cash generated from operations, issuance of First Mortgage Bonds, and borrowings on the unsecured revolving credit facilities to fund operations and capital investments. We did not sell Company common stock during the first nine months of 2019 and 2018. We issued $1.3 million of Company common stock for the Company's employee stock purchase plan that went into effect on January 1, 2019.
On June 11, 2019, Cal Water issued $400.0 million of First Mortgage Bonds (see Note 7) in a private placement. Cal Water used the net proceeds from the sale of the bonds to pay down outstanding short-term borrowings and to redeem $300.0 million of First Mortgage Bond series UUU. Bond principal and other long-term debt payments were $401.6 million during the first nine months of 2019 and $12.5 million during the first nine months of 2018.

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
As of September 30, 2019 and December 31, 2018, there were short-term borrowings of $155.1 million and $65.1 million, respectively, outstanding on the unsecured revolving credit facilities.
Given our ability to access our lines of credit on a daily basis, cash balances are managed to levels required for daily cash needs and excess cash is invested in short-term or cash equivalent instruments. Minimal operating levels of cash are maintained for Washington Water, New Mexico Water, and Hawaii Water.
Both short-term credit agreements contain affirmative and negative covenants and events of default customary for credit facilities of this type including, among other things, limitations and prohibitions relating to additional indebtedness, liens, mergers, and asset sales. Also, these unsecured credit agreements contain financial covenants governing the Company and its subsidiaries’ consolidated total capitalization ratio not to exceed 66.7% and an interest coverage ratio of three or more. As of September 30, 2019, we are in compliance with all of the covenant requirements and are eligible to use the full amount of our credit facilities.
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
On October 31, 2019, the Company entered into an equity distribution agreement with Morgan Stanley & Co., LLC, Robert W. Baird & Co. Incorporated, Blaylock Van, LLC and Wells Fargo Securities, LLC to sell shares of its common stock having an aggregate gross sales price of up to $300.0 million from time to time depending on market conditions through an at-the-market equity program over the next three years. The Company intends to use the net proceeds from these sales, after deducting commissions on such sales and offering expenses, for general corporate purposes, which may include working capital, construction and acquisition expenditures, investments and repurchases, and redemptions of securities.
Dividends
During the first nine months of 2019, our quarterly common stock dividend payments were $0.5925 per share compared to $0.5625 per share during the first nine months of 2018. For the full year 2018, the payout ratio was 55.2% of net income. On a long-term basis, our goal is to achieve a dividend payout ratio of 60% of net income accomplished through future earnings growth.
At the October 30, 2019 meeting, the Company's Board of Directors declared the fourth quarter dividend of $0.1975 per share payable on November 22, 2019, to stockholders of record on November 11, 2019. This was our 299th consecutive quarterly dividend.
2019 Financing Plan
We intend to fund our utility plant needs in future periods through a relatively balanced approach between long-term debt and equity. The Company and Cal Water have a syndicated unsecured revolving line of credit of $150.0 million and $400.0 million, respectively, for short-term borrowings. As of September 30, 2019, the Company’s and Cal Water’s availability on these unsecured revolving lines of credit was $94.9 million and $300.0 million, respectively.
Book Value and Stockholders of Record
Book value per common share was $15.74 at September 30, 2019 compared to $15.19 at December 31, 2018. There were approximately 1,925 stockholders of record for our common stock as of August 12, 2019.

Utility Plant Expenditures
During the first nine months of 2019, utility plant expenditures totaled $194.9 million for Company-funded and developer-funded projects. For 2019, we estimate utility plant expenditures to be between $250.0 million and $260.0 million with higher capital spending anticipated after approval of the 2018 GRC settlement (see note 14). We do not control third-party-funded utility plant expenditures and therefore are unable to estimate the amount of such projects for 2019.
As of September 30, 2019, construction work in progress was $266.0 million. Construction work in progress includes projects that are under construction but not yet complete and placed in service.
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
Historically, approximately half of our annual water supply is pumped from wells. State groundwater management agencies operate differently in each state. Some of our wells extract ground water from water basins under state ordinances. These are adjudicated groundwater basins, in which a court has settled the dispute between landowners or other parties over how much annual groundwater can be extracted by each party. All of our adjudicated groundwater basins are located in the State of California. Our annual groundwater extraction from adjudicated groundwater basins approximates 6.8 billion gallons or 14.0% of our total annual water supply pumped from wells. Historically, we have extracted less than 100% of our annual adjudicated groundwater rights and have the right to carry forward up to 20% of the unused amount to the next annual period. All of our remaining wells extract ground water from managed or unmanaged water basins. There are no set limits for the ground water extracted from these water basins. Our annual groundwater extraction from managed groundwater basins approximates 29.1 billion gallons or 59.4% of our total annual water supply pumped from wells. Our annual groundwater extraction from unmanaged groundwater basins approximates 13.1 billion gallons or 26.6% of our total annual water supply pumped from wells. Most of the managed groundwater basins we extract water from have groundwater recharge facilities. We are required to pay well pump taxes to financially support these groundwater recharge facilities. Well pump taxes were $3.5 million and $3.8 million for the three months ended September 30, 2019 and 2018, respectively. For the nine months ended September 30, 2019 and 2018, well pump taxes were $8.7 million and $10.9 million, respectively. In 2014, the State of California enacted the Sustainable Groundwater Management Act of 2014. The law and its implementing regulations require most basins to select a sustainability agency by 2017, develop a sustainability plan by 2022, and show progress toward sustainability by 2027. We expect that in the future, groundwater will be produced mainly from managed and adjudicated basins.
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
CONTRACTUAL OBLIGATIONS
During the nine months ended September 30, 2019, there were no material changes in contractual obligations outside the normal course of business.

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
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2019. Based on that evaluation and the changes made to our internal control over financial reporting in the first nine months of 2019 noted below, we concluded that our disclosure controls and procedures were effective at the reasonable assurance level.
(b) Changes to Internal Control over Financial Reporting
To remediate the material weakness in internal control over financial reporting as of December 31, 2018 disclosed in Part I, Item 9A of our Annual Report on Form 10-K for the year-ended December 31, 2018, management made the following changes during the first nine months of 2019:
•Management revised the design of the monthly regulatory balancing account control for the health cost balancing account (HCBA) and pension cost balancing account (PCBA). Monthly detailed calculations are prepared for these balancing accounts, which are reviewed by accounting and rates management who approve the calculations. The monthly review and approval process validates all assumptions and inputs used to determine the monthly balancing account revenue and related balance sheet account adjustments for HCBA and PCBA. This control was implemented in the first quarter of 2019 and internal audit tested the design and operating effectiveness of the resulting control and concluded that it is operating effectively as of September 30, 2019.
•Management designed a new control over regulatory orders, GRC settlements or other decisions made by the Commissions impacting the Company. As required by the control, accounting and rates management review and document the financial impacts of the provisions, events, and requirements of any such regulatory orders, GRC settlements, or decisions made by the Commissions. This control was implemented in the third quarter of 2019 and internal audit tested the design and operating effectiveness of the resulting control and concluded that it is operating effectively as of September 30, 2019.
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
Item 5.
OTHER INFORMATION
On October 31, 2019, we entered into an equity distribution agreement (the Equity Distribution Agreement) with Morgan Stanley & Co. LLC, Robert W. Baird & Co. Incorporated, Blaylock Van, LLC, and Wells Fargo Securities, LLC (the Managers). Pursuant to the terms of the Equity Distribution Agreement, we may, from time to time through an at-the-market equity program, sell shares of our common stock, par value $0.01 per share, having an aggregate gross sales price of up to $300.0 million (the Shares) through the Managers, acting as our agents (the ATM Offering). We will pay the Managers a commission equal to 1.0% of the gross offering proceeds from the sale of Shares pursuant to the ATM Offering. In the Equity Distribution Agreement, the Company agrees to indemnify the Managers against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the Securities Act) or to contribute payments that the Managers may be required to make because of such liabilities. We or the Managers may suspend the offering of Shares at any time and from time to time by notifying the other party.
We intend to use the net proceeds from these sales, after deducting commissions on such sales and offering expenses, for general corporate purposes, which may include working capital, construction and acquisition expenditures, investments and repurchases, and redemptions of securities.
The Managers and their affiliates have, from time to time, provided, and may in the future provide, various investment banking, commercial banking and/or other financial services for us and our affiliates in the ordinary course of business, for which services they have and may in the future receive customary fees. Affiliates of certain of the Managers are lenders under certain of our and our affiliates’ credit facilities.

The Shares will be issued pursuant to our automatically effective shelf registration statement on Form S-3 that is currently on file (Registration No. 333-234389), the base prospectus contained therein, and a prospectus supplement that was filed with the Securities and Exchange Commission on October 31, 2019.
A copy of the Equity Distribution Agreement is attached as Exhibit 1.1 to this quarterly report. The foregoing description of the Equity Distribution Agreement does not purport to be complete and is qualified in its entirety by reference to Exhibit 1.1.
A copy of the opinion of Gibson, Dunn & Crutcher LLP relating to the validity of the securities issued in the ATM Offering is filed as Exhibit 5.1 to this quarterly report.
Item 6.
EXHIBITS

Exhibit	Description
1.1
Equity Distribution Agreement, dated as of October 31, 2019, between California Water Service Group and Morgan Stanley & Co. LLC, Robert W. Baird & Co. Incorporated, Blaylock Van, LLC, and Wells Fargo Securities, LLC

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

5.1	Opinion of Gibson, Dunn & Crutcher LLP

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

23.1	Consent of Gibson, Dunn & Crutcher LLP (contained in Exhibit 5.1)

31.1	Chief Executive Officer certification of financial statements pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

31.2	Chief Financial Officer certification of financial statements pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

32	Chief Executive Officer and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

101
The following materials from California Water Service Group's Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of (Loss) Income, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to the Condensed Consolidated Financial Statements.

104	The cover page from California Water Service Group's Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in iXBRL (included as exhibit 101)

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CALIFORNIA WATER SERVICE GROUP
Registrant

October 31, 2019	By:	/s/ Thomas F. Smegal III
Thomas F. Smegal III
Vice President,
Chief Financial Officer and Treasurer