Form 10-K
period 2019-12-31
CALIFORNIA WATER SERVICE GROUP
filed 2020-02-27
CIK 1035201

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant was $2,437 million on June 28, 2019, the last business day of the registrant's most recently completed second fiscal quarter. The valuation is based on the closing price of the registrant's common stock as traded on the New York Stock Exchange.
The Common stock outstanding at February 10, 2020 was 48,536,524 shares.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information required to be disclosed in Part III of this report is incorporated by reference from the registrant’s definitive Proxy Statement for its Annual Meeting of Stockholders to be held on or about May 27, 2020. The proxy statement is expected to be filed no later than 120 days after the end of the fiscal year covered by this report.

PART I
Item 1.    Business.
Forward-Looking Statements
This annual report, including all documents incorporated by reference, contains forward-looking statements within the meaning established by the Private Securities Litigation Reform Act of 1995. Forward-looking statements in this annual report are based on currently available information, expectations, estimates, assumptions and projections, and our management's beliefs, assumptions, judgments and expectations about us, the water utility industry and general economic conditions. These statements are not statements of historical fact. When used in our documents, statements that are not historical in nature, including words like "expects," "intends," "plans," "believes," "may," "estimates," "assumes," "anticipates," "projects," "predicts," "targets," "forecasts," "should," "could," "seeks," or variations of these words or similar expressions are intended to identify forward-looking statements. The forward-looking statements are not guarantees of future performance. They are based on numerous assumptions that we believe are reasonable, but they are open to a wide range of uncertainties and business risks. Consequently, actual results may vary materially from what is contained in a forward-looking statement.
Factors which may cause actual results to be different than those expected or anticipated include, but are not limited to:

•	ability to invest or apply the proceeds from the issuance of common stock in an accretive manner;

•	governmental and regulatory commissions' decisions, including decisions on proper disposition of property;

•	consequences of eminent domain actions relating to our water systems;

•	changes in regulatory commissions' policies and procedures;

•	the timeliness of regulatory commissions' actions concerning rate relief and other actions;

•	increased risk of inverse condemnation losses as a result of climate conditions;

•	inability to renew leases to operate water systems owned by others on beneficial terms;

•	changes in California State Water Resources Control Board water quality standards;

•	changes in environmental compliance and water quality requirements;

•	electric power interruptions, especially as a result of Public Safety Power Shutoff (PSPS) programs;

•	housing and customer growth;

•	the impact of opposition to rate increases;

•	our ability to recover costs;

•	availability of water supplies;

•	issues with the implementation, maintenance or security of our information technology systems;

•	civil disturbances or terrorist threats or acts;

•	the adequacy of our efforts to mitigate physical and cyber security risks and threats;

•	the ability of our enterprise risk management processes to identify or address risks adequately;

•	labor relations matters as we negotiate with the unions;

•	changes in customer water use patterns and the effects of conservation;

•
the impact of weather, climate, natural disasters, and epidemic or pandemic diseases on our operations, water quality, water availability, water sales and operating results and the adequacy of our emergency preparedness; and

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
Our business is conducted through our operating subsidiaries and we provide utility services to approximately two million people. The bulk of the business consists of the production, purchase, storage, treatment, testing, distribution and sale of water for domestic, industrial, public and irrigation uses, and for fire protection. In some areas, we provide wastewater collections and treatment services, including treatment which allows water recycling. We also provide non-regulated water-related services under agreements with municipalities and other private companies. The non-regulated services include full water system operation, billing and meter reading services. Non-regulated operations also include the lease of communication antenna sites, lab services and promotion of other non-regulated services.
During the year ended December 31, 2019, there were no significant changes in the kind of products produced or services rendered by our operating subsidiaries, or in the markets or methods of distribution.
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
Regulated Business
California water operations are conducted by Cal Water, which provides service to approximately 489,600 customer connections in approximately 100 California communities through 21 separate districts, which are subject to regulation by the California Public Utilities Commission (CPUC). Cal Water operates two leased water systems, the City of Hawthorne and the City of Commerce, which are governed through their respective city councils and are outside of the CPUC's jurisdiction. California water operations accounted for approximately 94.0% of our total customer connections and 93.8% of our total consolidated operating revenue.
Hawaii Water provides service to approximately 5,000 water and wastewater customer connections on the islands of Maui and Hawaii, including several large resorts and condominium complexes. Hawaii Water's regulated customer connections are subject to the jurisdiction of the Hawaii Public Utilities Commission (HPUC). Hawaii Water accounts for 1.0% of our total customer connections and approximately 3.8% of our total consolidated operating revenue.
Washington Water provides domestic water service to approximately 17,700 customer connections in the Tacoma and Olympia areas. Washington Water's utility operations are regulated by the Washington Utilities and Transportation Commission. Washington Water accounts for approximately 3.4% of our total customer connections and approximately 1.8% of our total consolidated operating revenue.

New Mexico Water provides service to approximately 8,300 water and wastewater customer connections in the Belen, Los Lunas, Indian Hills, and Elephant Butte areas in New Mexico. New Mexico's regulated operations are subject to the jurisdiction of the New Mexico Public Regulation Commission. New Mexico Water accounts for approximately 1.6% of our total customer connections and 0.6% of our total consolidated operating revenue.
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
In October of 2011, an agreement was negotiated with the City of Hawthorne to lease and operate its water system. The system, which is located near the Hermosa Redondo district, serves about half of Hawthorne's population. The capital lease agreement required an up-front $8.1 million lease deposit to the city that is being amortized over the lease term. Additionally, annual lease payments will be adjusted based on changes in rates charged to customers. Under the lease, we are responsible for all aspects of system operation and capital improvements, although title to the system and system improvements reside with the city. Capital improvements are recorded as depreciable plant and equipment and depreciated per the asset lives set forth in the agreement. In exchange, we receive all revenue from the water system, which was $9.5 million, $10.1 million and $10.0 million in 2019, 2018, and 2017, respectively. At the end of the lease, the city is required to reimburse us for the unamortized value of capital improvements made during the term of the lease. The City of Hawthorne capital lease is a 15-year lease and expires in 2026.
In April of 2018, a renewal agreement was negotiated with the City of Commerce for us to continue to lease and to operate its water system for 15 years. Under the agreement, the operating lease requires us to pay $0.8 million per year in monthly installments. We have operated the City of Commerce water system since 1985 and are responsible for all operations, maintenance, water quality assurance, customer service programs, and financing capital improvements to provide a reliable supply of water that meets federal and state standards to customers served by the City of Commerce system. The City of Commerce will retain title to the system and system improvements and remain responsible for setting its customers’ water rates. We bear the risks of operation and collection of amounts billed to customers. In exchange, we receive all revenue from the water system, which was $2.9 million, $3.0 million, and $3.4 million in 2019, 2018, and 2017, respectively. The agreement allows us to request a rate change annually in order to recover costs.
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
Effective June 30, 2011, the CPUC adopted new rules related to the provision of non-regulated services using utility assets and employees. As a result, nearly all California non-regulated activities are now considered NTPS. The prescribed accounting for these NTPS is incremental cost allocation plus revenue sharing with regulated customers. Non-regulated services determined to be "active activities" require a 10% revenue sharing, and "passive activities" require a 30% revenue sharing. The amount of non-regulated revenues subject to revenue sharing is the total billed revenues less any authorized pass-through costs. Some examples of CPUC authorized pass-through costs are purchased water, purchased power, and pump taxes. All of our non-regulated services, except for leasing communication antenna sites on our properties, are "active activities" subject to a 10% revenue sharing. Leasing communication antenna sites on our properties are "passive activities" subject to a 30% revenue sharing. Cal Water's annual revenue sharing with regulated customers was $2.7 million, $2.6 million, and $2.2 million in 2019, 2018, and 2017, respectively.
Operating Segment
We operate in one reportable segment, the supply and distribution of water and providing water-related utility services. For information about revenue from external customers, net income and total assets, see "Item 8. Financial Statements and Supplementary Data."
Growth
We intend to continue exploring opportunities to expand our regulated and non-regulated water and wastewater activities, particularly in the western United States. The opportunities could include system acquisitions, lease arrangements similar to the City of Hawthorne and City of Commerce contracts, full service system operation and maintenance agreements, meter reading, billing contracts and other utility-related services.
Geographical Service Areas and Number of Customer Connections at Year-end
Our principal markets are users of water within our service areas. The approximate number of customer connections served in each regulated district, the City of Hawthorne and the City of Commerce, at December 31 is as follows:

(rounded to the nearest hundred)	2019	2018
SAN FRANCISCO BAY AREA/NORTH COAST
Bay Area Region (serving South San Francisco, Colma, Broadmoor, San Mateo, San Carlos, Lucerne, Duncans Mills, Guerneville, Dillon Beach, Noel Heights and portions of Santa Rosa)	55,900	55,800
Bear Gulch (serving portions of Menlo Park, Atherton, Woodside and Portola Valley)	18,900	18,900
Los Altos (including portions of Cupertino, Los Altos Hills, Mountain View and Sunnyvale)	19,000	19,000
Livermore	18,900	18,800
	112,700	112,500
SACRAMENTO VALLEY
Chico (including Hamilton City)	30,500	30,100
Oroville	3,600	3,600
Marysville	3,800	3,800
Dixon	3,000	3,000
Willows	2,400	2,400
	43,300	42,900
SALINAS VALLEY
Monterey Region (including Salinas and King City)	31,500	31,400
	31,500	31,400
SAN JOAQUIN VALLEY
Bakersfield	72,700	71,900
Stockton	44,400	44,200
Visalia	46,000	45,300
Selma	6,500	6,500
Kern River Valley	4,000	3,900
	173,600	171,800

(rounded to the nearest hundred)	2019	2018
LOS ANGELES AREA
East Los Angeles	26,800	26,800
Hermosa Redondo (serving Hermosa Beach, Redondo Beach and a portion of Torrance)	27,100	27,000
Dominguez (Carson and portions of Compton, Harbor City, Long Beach, Los Angeles and Torrance)	34,200	34,200
Los Angeles County Region (including Palos Verdes Estates, Rancho Palos Verdes, Rolling Hills Estates, Rolling Hills, Fremont Valley, Lake Hughes, Lancaster and Leona Valley)	25,700	25,600
Westlake (a portion of Thousand Oaks)	7,100	7,100
Hawthorne and Commerce (leased municipal systems)	7,600	7,600
	128,500	128,300
CALIFORNIA TOTAL	489,600	486,900
HAWAII	5,000	4,800
NEW MEXICO	8,300	8,200
WASHINGTON	17,700	17,600
COMPANY TOTAL	520,600	517,500
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
The CPUC follows a rate case plan which requires Cal Water to file a GRC for each of its regulated operating districts every three years. In a GRC proceeding the CPUC not only considers the utility's rate setting requests, but may also consider other issues that affect the utility's rates and operations. The CPUC is generally required to issue its GRC decision prior to the first day of the test year or authorize interim rates. In accordance with the rate case plan, Cal Water filed its most recent GRC application in July of 2018 requesting rate changes effective January 1, 2020. As discussed in greater detail below, Cal Water's 2018 GRC decision has been delayed and Cal Water has been granted interim rate relief beginning January 1, 2020.
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
In pursuit of the State of California's water conservation goals, the CPUC decoupled Cal Water's revenue requirement from customer consumption levels in 2008 by authorizing a Water Revenue Adjustment Mechanism (WRAM) and Modified Cost Balancing Account (MCBA) for each district. The WRAM and MCBA ensure that Cal Water recovers revenues authorized by the CPUC regardless of customer consumption. This has removed the historical disincentive against promoting lower water usage among customers. Through an annual advice letter filing, Cal Water recovers any under-collected metered revenue amounts authorized, or refunds over-collected quantity revenues, via surcharges and surcredits. The advice letters are filed between February and April of each year and address the net WRAM and MCBA balances recorded for the previous calendar year. The majority of WRAM and MCBA balances are collected or refunded through surcharges/surcredits over 12 and 18 months. The WRAM and MCBA amounts are cumulative, so if they are not amortized in a given calendar year, the balance is carried forward and included with the following year balance. Cal Water has had a Sales Reconciliation Mechanism (SRM) in place for 2018 and 2019 (the second and third years of its 2015 GRC) that had allowed the company to adjust its adopted sales forecast if actual sales vary from adopted sales by more than 5.0% in the prior year. The SRM moderates the growth of the net WRAM and MCBA balances until the next GRC.
Regulatory Activity - California
2015 GRC Filing
On December 15, 2016, the CPUC voted to approve Cal Water's 2015 GRC settlement agreement. The approved decision, which was proposed by the presiding Administrative Law Judge in November of 2016, authorized Cal Water to increase gross revenue by approximately $45.0 million starting on January 1, 2017, up to $17.2 million in 2018, up to $16.3 million in 2019, and up to $30.0 million upon completion and approval of the Company’s advice letter projects. The 2018 and 2019 revenue increases were subject to the CPUC’s earning test protocol.
The CPUC’s decision also authorized Cal Water to invest $658.8 million in water system improvements throughout California over the three-year period of 2016-2018 in order to continue to provide safe and reliable water to its customers. This figure included $197.3 million of water system infrastructure improvements that was subject to the CPUC’s advice letter procedure.
2018 GRC Filing
On July 2, 2018, Cal Water filed a GRC requesting new water infrastructure investments of $828.5 million in accordance with the rate case plan for all of its regulated operating districts for the years 2019, 2020, and 2021. The CPUC will evaluate the new water infrastructure improvement investments along with operating budgets to establish water rates that reflect the actual cost of service. The required filing began an approximately 18-month review process, with any changes in customer rates scheduled to become effective on January 1, 2020.
On October 8, 2019, Cal Water jointly filed a formal settlement agreement for its 2018 GRC with the Public Advocates Office of the CPUC covering the majority of open matters in the case. The following issues are being litigated and were not included in the settlement: continuation of the WRAM and SRM, balancing accounts for pension and health care expenses, depreciation rates, working capital, allowance for funds used during construction (AFUDC), and capital projects related to advanced metering. We can give no assurance that these litigated issues will be decided in our favor. The largest component of the GRC is Cal Water’s Infrastructure Improvement Plan for 2019-2021. The settlement details investment plans that Cal Water and the Public Advocates Office agree should be made to Cal Water’s water infrastructure to continue providing safe, reliable water service to Cal Water customers and communities. The CPUC will consider, but is not required to adopt, the settlement agreement. If the CPUC approves the settlement agreement, Cal Water would be authorized to include in rates $609.0 million to $628.0 million of new projects throughout the state in 2019 to 2021, along with approximately $200.0 million for completion of additional projects begun in 2018 and prior periods. Included in these figures are $148.0 million of advice letter authorizations, which would not be included in rates until related projects are completed. Cal Water anticipates that if the settlement were adopted, it would plan to make capital investments of approximately $809.0 million to $828.0 million in the 2019-2021 period. The settlement proposes, in part, an average water main replacement rate of 0.76% annually company-wide by 2021, with higher replacement rates in some areas. A final decision on the case had been expected in late 2019, with new rates going into effect on January 1, 2020. If the settlement is not approved or is approved on terms less favorable to us, or the litigated issues described above are not decided in our favor, this could have a material adverse impact on our revenue, operating results and earnings per share. Even if the settlement is approved on its terms, but the case is materially delayed, it could have a material adverse impact on our revenue, operating results, and earnings per share on an interim basis but would be reversed at the time of a final decision through recognition of interim rate recovery.
The assigned Administrative Law Judge granted Cal Water’s request that final approved rates be treated as effective on January 1, 2020 in the event a delay in the final decision were to preclude implementation of new rates on January 1, 2020. On December 19, 2019, the CPUC extended its statutory deadline to complete the proceeding by six months, to July 1, 2020. On December 31, 2019, Cal Water requested a memorandum account that was approved by the CPUC to record the difference between the current rates that would continue to be billed starting January 1, 2020 (considered to be interim rates), and the rates that will eventually be approved in the case (final rates). After a GRC decision is adopted and final rates are implemented, the balance in the memorandum account will be reviewed, and customer bills will be adjusted to account for the difference between interim rates and final rates back to January 1, 2020. If the litigated issues described above are not resolved during the first quarter of 2020, then the delay in the resolution could significantly impact operating results for the first quarter of 2020.

City of Hawthorne GRC filing
Cal Water operates the City of Hawthorne’s water system under a lease agreement that was originally entered into on August 9, 2011. As part of the agreement, Cal Water can request rate increases but requires city council approval for any rate request to take effect. Cal Water has not increased rates since 2017 and Cal Water has seen significant increases in costs since then. Cal Water requested rate increases of 11.7% in 2020, 11.6% in 2021, and 11.6% in 2022. On August 27, 2019, the rate increases were approved via resolution 8123. The first rate increase became effective on January 1, 2020.
2017 Cost of Capital Application
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
2020 Cost of Capital Application
By order of the CPUC in its rate case plan for water utilities, Cal Water and three other large water companies are required to request a review of their cost of capital for 2021 through 2023 by May 1, 2020. On January 22, 2020, Cal Water and the three other scheduled companies requested that the CPUC allow a one-year extension to file their Cost of Capital applications by May 1, 2021, rather than May 1, 2020. As part of the request, the companies proposed that there be no changes to their respective costs of capital during the one-year extension. This condition mirrors the condition included in the CPUC’s previous approvals of the water companies’ requests for cost of capital extensions. The companies indicated that postponing the filing one year will alleviate administrative processing costs and provide relief for both CPUC and company resources already strained by numerous CPUC proceedings. As of February 27, 2020, there has been no response or order from the CPUC in response to the request.
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
Expense Offset Requests
Expense offsets are dollar-for-dollar increases in revenue to match increased expenses, and therefore do not affect net operating income. In November of 2018, Cal Water submitted advice letters to request offsets for increases in purchased water costs in five of its regulated districts totaling $2.0 million. The new rates became effective on January 1, 2019.
In June and July of 2019, Cal Water submitted advice letters to request offsets for increases in purchased water costs and pump taxes in five of its regulated districts totaling $3.9 million. The new rates became effective on July 15, 2019.
In December of 2019, Cal Water submitted advice letters to request offsets for increases in purchased water costs in six of its regulated districts totaling $2.5 million. The new rates became effective on February 1, 2020.
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
In August of 2019, Cal Water submitted an advice letter to recover $0.4 million of annual revenue increase for a rate base offset in one of its regulated districts. The new rates became effective on November 1, 2019.
In the fourth quarter of 2019, Cal Water submitted advice letters to recover $2.5 million of annual revenue increases for rate base offsets in all of its regulated districts. The new rates became effective on February 1, 2020.
WRAM/MCBA Filings
In April of 2019, Cal Water submitted an advice letter to true up the revenue under-collections for the 2018 annual WRAMs/MCBAs of its regulated districts. A net under-collection of $29.2 million is being recovered from customers in the form of 12, 18, and greater-than-18-month surcharges and 12 month surcredits. The new rates became effective on April 15, 2019. These surcharges/surcredits are in addition to surcharges/surcredits authorized in prior years which have not yet expired.
Public Safety Power Shut-off Memorandum Account (PSPS MA)
The recent wildfires in California have focused regulatory efforts to reduce the incidence and severity of these types of devastating events. The increased number of wildfire events are due to a number of factors such as extended drought, climate changes including warmer summer temperatures, increased fuel for fires, and other extreme weather events. In addition, energized power lines can exacerbate wildfire conditions. These lines carry the potential to start or worsen an existing wildfire. Given this, the CPUC has been examining issues related to wildfires and other emergencies in several proceedings. One of the proceedings, Rulemaking 18-12-005, is focused on proactively shutting off electric power in order to protect public safety through the PSPS program, or de-energization. During a PSPS event, power will be cut off to electric lines that may fail in certain weather conditions in order to reduce the likelihood that electric utility infrastructure could cause or contribute to a wildfire.
The CPUC’s rulemaking is divided into two phases. In Phase 1, the CPUC examined and adopted PSPS guidelines, focusing primarily on notification, communication and outreach. In Phase 2, the CPUC will address issues that were outside of the scope of Phase 1 and will revisit some Phase 1 issues for further refinement. In Phase 2, which has been divided into two tracks, the CPUC will take a more comprehensive look at de-energization practices, including mitigation, additional coordination across agencies, further refinements to findings in Phase 1, re-energization practices, and other matters. The first track will cover issues that may need to be addressed to inform PSPS events as soon as possible. The second track will cover issues that require an in depth analysis.

Electric utilities are expected to declare PSPS events during periods of high fire danger and where there is specific risk of electrical facilities causing a fire. As a public safety partner, Cal Water receives priority notification of such events. According to communications with Cal Water’s main electric providers, Southern California Edison and Pacific Gas and Electric, PSPS events may last up to 5 days which could significantly impact facilities within Cal Water's water systems. Additionally, power loss events can occur in major earthquakes, non-electric utility caused wildfires, tsunami, or other natural and man-made disasters. Cal Water must be ready and equipped to maintain water service to the extent possible during these events. In response, Cal Water has performed a draft risk assessment which outlines recommended improvements necessary to prepare its water systems for power loss events. The PSPS program requires either an increase in backup power generation or the development of an alternate means of providing reliable supply within Cal Water’s water distribution systems. Depending upon the course of action, this can increase the need for generator fuel commensurate with the expected duration of power shutoffs. In most cases where a generator was not already installed, Cal Water leased generators for the most critical facilities to prepare for the 2019 wildfire season, in anticipation of installing more permanent facilities in the long term. There was also a necessary increase in generator and electrical equipment maintenance activities to improve reliability of the auxiliary power sources for a power loss event. To this end, Cal Water requested a memorandum account from the CPUC to track the incremental costs associated with the preparation and installation of facilities to address public safety needs in the event of power losses. For 2019, the PSPS MA incremental costs were $1.6 million of which $0.1 million was spent on capital.
Drought Memorandum Account
In March of 2018, Cal Water submitted an advice letter to request recovery of 2016 and 2017 incremental drought expenses of $3.3 million. On January 10, 2019, the CPUC approved Cal Water's request for recovery of the $3.3 million of incremental expenses; subsequently, Cal Water submitted an advice letter on January 15, 2019 to implement a surcharge to recover the incremental expenses from customers. The new rates became effective on April 15, 2019.
Travis Air Force Base (TAFB)
On September 29, 2016, Cal Water entered into a 50-year agreement with the U.S. Department of Defense to acquire the water distribution assets of and distribute water to most of TAFB beginning in 2018. On May 31, 2017, Cal Water submitted an application to the CPUC seeking approval to distribute water service to most of the base and to establish rates for its service. On December 13, 2018, the CPUC conditionally approved Cal Water’s request to own and operate the TAFB water system as a regulated water utility district. The decision enables Cal Water to acquire the water distribution assets of TAFB from the U.S. Department of Defense and provide water utility service to the base for a term of 50 years. Approval was conditioned upon modifying the contract between Cal Water and the Department of Defense to more clearly assert the CPUC’s jurisdiction over a new Travis District. On January 17, 2019, Cal Water fulfilled the condition with the submission of a contract amendment that was approved by the CPUC.
On January 18, 2019, the Public Advocates Office filed an application for rehearing of the decision approving Cal Water’s application, and a motion to stay the decision pending resolution of the rehearing application. Cal Water submitted responses opposing both filings. The CPUC has not ruled on either the application for rehearing or the motion to stay the decision.
In the meantime, subject to the terms of the contract with the Department of Defense and the CPUC decision, Cal Water began serving TAFB’s more than 15,000 active and reserve personnel and civilians on July 1, 2019. The rates for TAFB are scheduled to be updated in 2020 with the CPUC's resolution of the 2018 GRC.
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
The proceeds from the settlement, after payment of the legal fees, was $56.0 million and will be used to reimburse a portion of the capital costs associated with Cal Water’s remediation efforts related to such alleged TCP contamination. As of December 31, 2019, Cal Water has used $47.6 million of the proceeds on remediation efforts related to the alleged TCP contamination. Under the terms of the Agreement, the PRPs are released from all claims regarding 47 of the 57 total claimed wells, and Cal Water agrees to file a dismissal with prejudice of the TCP Action. The PRPs are also released from future claims regarding TCP contamination of any other wells, unless and until Cal Water has installed granular activated carbon filtration systems or other then-approved State treatment technology for TCP on, or replaced, 36 wells due to TCP contamination.
Lead Service Line Memorandum Account (LSL MA)
On September 27, 2016, the Governor signed Senate Bill No. 1398 (SB 1398) which added Section 116885 to the Health and Safety Code. The new section stipulates that water systems compile an inventory of known lead service lines used in their distribution systems and identify areas that may have lead service lines used in its distribution system by July 1, 2018. After completing the inventory, the bill also requires water systems provide a timeline for replacement of those known lead service lines to the State Water Resources Control Board (SWRCB). For those that may have lead service lines, the bill requires water systems to either determine the existence or absence thereof by July 1, 2020, and provide that information to the SWRCB or provide a replacement timeline for those service lines whose lead content cannot be determined. Approval of the timeline rests with the SWRCB. Cal Water met the July 1, 2018 reporting deadline where it described 52% of its service lines were identified as not containing lead and the remaining 48% unknown. In order to meet the July 1, 2020 deadline, Cal Water needs to determine if the remaining 48% of service lines contain lead. If the absence of lead cannot be determined, plans must be made to replace the line pursuant to the requirements in SB 1398. A significant amount of field research is needed to meet the 2020 reporting deadline. To that end, in December of 2018, Cal Water submitted an advice letter that established the LSL MA, which gives Cal Water the opportunity to recover costs associated with this effort. Granted by the CPUC in January of 2019, the LSL MA will track all incremental expenses associated with studying and potentially replacing lead service lines for the benefit of Cal Water’s customers. As of December 31, 2019, Cal Water has tracked $0.5 million of expenses for this memorandum account.
Regulatory Activity - Other States
2019 Kona (Hawaii Water) GRC Filing
In February of 2019, Hawaii Water filed a GRC application requesting an additional $0.6 million in annual revenues for its Kona Water and Wastewater systems with the Hawaii Public Utilities Commission. The GRC seeks recovery of capital investments in the Kona water and wastewater systems as well as increases in operational expenses since the previous rate case. If approved, the Company anticipates rates would become effective in the first quarter of 2020.
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
Kalaeloa Water Company (Hawaii Water)
In March of 2019, Hawaii Water and Hunt Kalaeloa Water LLC entered into a Membership Interest Purchase Agreement to acquire water and wastewater assets. The Kalaeloa service area is located on the Island of Oahu on the former Barbers Point Naval Air Station. On July 3, 2019, the parties submitted a change of control application to the Hawaii Public Utilities Commission requesting approval for the purchase. If approved, Hawaii Water would be authorized to provide water and wastewater service in the Kalaeloa service area.
Kapalua Water Company, LTD and Kapalua Waste Treatment Company, LTD. (Hawaii Water)
In December of 2019, Hawaii Water and Maui Land and Pineapple Company, Inc. entered into an asset purchase agreement to acquire water and wastewater assets. The Kapalua service area is on the Island of Maui. The transaction is subject to certain conditions including due diligence and approval by the Hawaii Public Utilities Commission.
Rainier View Water Company (Washington Water)
On November 6, 2019, Washington Water entered into an agreement with Rainier View Water Company to acquire its water system assets and to provide water utility service to its 18,000 service connections, subject to certain closing conditions including completion of diligence and Washington Utilities and Transportation Commission (WUTC) approval. On February 6, 2020, the companies jointly filed a change of control application with the WUTC.

Rainier View Water Company owns and operates 27 water systems that serve about 35,000 people in parts of Graham, Spanaway, Puyallup, Gig Harbor, and other nearby areas. Washington Water plans to retain Rainier View Water Company’s current employees and continue to provide its customers with a reliable supply of safe, high-quality water.
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
Historically, approximately half of our annual water supply is pumped from wells. State groundwater management agencies operate differently in each state. Some of our wells extract ground water from water basins under state ordinances. These are adjudicated groundwater basins, in which a court has settled the dispute between landowners or other parties over how much annual groundwater can be extracted by each party. All of our adjudicated groundwater basins are located in the State of California. Our annual groundwater extraction from adjudicated groundwater basins approximates 6.4 billion gallons or 13.5% of our total annual water supply pumped from wells. Historically, we have extracted less than 100% of our annual adjudicated groundwater rights and have the right to carry forward up to 20% of the unused amount to the next annual period. All of our remaining wells extract ground water from managed or unmanaged water basins. There are no set limits for the ground water extracted from these water basins. Our annual groundwater extraction from managed groundwater basins approximates 28.1 billion gallons or 59.2% of our total annual water supply pumped from wells. Our annual groundwater extraction from unmanaged groundwater basins approximates 12.9 billion gallons or 27.3% of our total annual water supply pumped from wells. Most of the managed groundwater basins we extract water from have groundwater recharge facilities. We are required to pay well pump taxes to financially support these groundwater recharge facilities. Our well pump taxes for 2019, 2018, and 2017 were $11.5 million, $14.7 million, and $13.9 million, respectively. In 2014, the State of California enacted the Sustainable Groundwater Management Act of 2014. The law and its implementing regulations require most basins to select a sustainability agency by 2017, develop a sustainability plan by 2022, and show progress toward sustainability by 2027. We expect that after the act's provisions are fully implemented, substantially all the Company's California groundwater will be produced from sustainably managed and adjudicated basins.
California's normal weather pattern yields little precipitation between mid-spring and mid-fall. The Washington Water service areas receive precipitation in all seasons, with the heaviest amounts during the winter. New Mexico Water's rainfall is heaviest in the summer monsoon season. Hawaii Water receives precipitation throughout the year, with the largest amounts in the winter months. Water usage in all service areas is highest during the warm and dry summers and declines in the cool winter months. Rain and snow during the winter months in California replenish underground water aquifers and fill reservoirs, providing the water supply for subsequent delivery to customers. As of December 31, 2019, the State of California snowpack water content during the 2019-2020 water year is 81% of long-term averages (per the California Department of Water Resources, Northern Sierra Precipitation Accumulation report). The northern Sierra region is the most important for the state’s urban water supplies. The central and southern portions of the Sierras have recorded 94% and 109%, respectively, of long-term averages. Management believes that supply pumped from underground aquifers and purchased from wholesale suppliers will be adequate to meet customer demand during 2020 and beyond. Long-term water supply plans are developed for each of our districts to help assure an adequate water supply under various operating and supply conditions. Some districts have unique challenges in meeting water quality standards, but management believes that supplies will meet current standards using current treatment processes.
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

The following table shows the estimated quantity of water purchased and the percentage of purchased water to total water production in each California operating district that purchased water in 2019. Other than noted below, all other districts receive 100% of their water supply from wells.

District	Water Purchased (MG)	Percentage of Total Water Production	Source of Purchased Supply
SAN FRANCISCO BAY AREA/NORTH COAST
Bay Area Region*	6,896	99%	San Francisco Public Utilities Commission and Yolo County Flood Control & Water Conservation District
Bear Gulch	3,562	93%	San Francisco Public Utilities Commission
Los Altos	3,135	80%	Santa Clara Valley Water District
Livermore	2,689	89%	Alameda County Flood Control and Water Conservation District, Zone 7
SACRAMENTO VALLEY
Oroville	710	94%	Pacific Gas and Electric Co. and County of Butte
SAN JOAQUIN VALLEY
Bakersfield	10,539	54%	Kern County Water Agency and City of Bakersfield
Stockton	7,321	96%	Stockton East Water District
LOS ANGELES AREA
East Los Angeles	1,495	33%	Central Basin Municipal Water District
Dominguez	9,411	84%	West Basin Municipal Water District and City of Torrance
City of Commerce	103	16%	Central Basin Municipal Water District
City of Hawthorne	1,031	80%	West Basin Municipal Water District
Hermosa Redondo	3,477	100%	West Basin Municipal Water District
Los Angeles County Region**	5,493	97%	West Basin Municipal Water District and Antelope Valley-East Kern Water Agency
Westlake	2,243	100%	Calleguas Municipal Water District and Triunfo Water and Sanitation District
Kern River Valley	50	21%	City of Bakersfield
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
The Chico, Marysville, Dixon, and Willows districts in the Sacramento Valley, the Monterey Region district in the Salinas Valley, the Selma and Visalia districts in the San Joaquin Valley, and the TAFB in Solano County obtain their entire supply from wells.
Purchases for the Los Altos, Livermore, Oroville, Redwood Valley, Stockton, and Bakersfield districts are pursuant to long-term contracts expiring on various dates after 2019. The water supplies purchased for the Dominguez, East Los Angeles, Hermosa Redondo, Palos Verdes, and Westlake districts as well as the Hawthorne and Commerce systems are provided by public agencies pursuant to a statutory obligation of continued non-preferential service to purveyors within the agencies' boundaries. Purchases for the Bayshore and Bear Gulch districts are in accordance with long-term contracts with the San Francisco Public Utilities Commission (SFPUC) until June 30, 2034.

Management anticipates water supply contracts will be renewed as they expire though the price of wholesale water purchases is anticipated to increase in the future.
Shown below are wholesaler price rates and increases that became effective in 2019 and estimated wholesaler price rates and percent changes for 2020. In 2019, several districts experienced purchased water rate increases, resulting in the filing of several purchased water offsets.

		2019			2020
	Effective Month		Percent Change	Effective Month		Percent Change
District		Unit Cost			Unit Cost
Antelope	January	$602.00 /af	7.5%	January	$648.00 /af	7.6%
Bakersfield(1)	July	$173.00 /af	2.4%	July	$173.00 /af	—
Bear Gulch	July	$4.10 /ccf	—	July	$4.10 /ccf	—
Commerce(2)	July	$1,240.00 /af	7.8%	January	$1,268.00 /af	2.3%
Dominguez(2)	July	$1,385.00 /af	2.3%	January	$1,405.00 /af	1.4%
East Los Angeles(2)	July	$1,240.00 /af	7.8%	January	$1,268.00 /af	2.3%
Hawthorne(2)	July	$1,385.00 /af	2.3%	January	$1,405.00 /af	1.4%
Hermosa Redondo(2)	July	$1,385.00 /af	2.3%	January	$1,405.00 /af	1.4%
Livermore	January	$2.01 /ccf	(1.5)%	January	$2.10 /ccf	4.5%
Los Altos	July	$1,474.00 /af	6.1%	July	$1,474.00 /af	—
Oroville(2)	April	$181,547.04 /yr	1.5%	April	$181,547.04 /yr	—
Palos Verdes(2)	July	$1,385.00 /af	2.3%	January	$1,405.00 /af	1.4%
Mid-Peninsula	July	$4.10 /ccf	—	July	$4.10 /ccf	—
Redwood Valley	April	$65.94 /af	—	April	$65.94 /af	—
South San Francisco	July	$4.10 /ccf	—	July	$4.10 /ccf	—
Stockton	April	$1,040,943.22 /mo	(0.7)%	April	$1,040,943.22 /mo	—
Westlake	January	$1,423.00 /af	3.5%	January	$1,472.00 /af	3.4%
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
Our water business is seasonal in nature. Weather conditions can have a material effect on customer usage. Customer demand for water generally is lower during the cooler and rainy winter months. Demand increases in the spring when warmer weather returns and the rains end, and customers use more water for outdoor purposes such as landscape irrigation. Warm temperatures during the generally dry summer months result in increased demand. Water usage declines during the late fall as temperatures decrease and the rainy season begins. During years in which precipitation is especially heavy or extends beyond the spring into the early summer, customer demand can decrease from historic normal levels, generally due to reduced outdoor water usage. Likewise, an early start to the rainy season during the fall can cause a decline in customer usage. As a result, seasonality of water usage has a significant impact on our cash flows from operations and borrowing on our short-term facilities.
Utility Plant Construction
We have continually extended, enlarged, and replaced our facilities as required to meet increasing demands and to maintain the water systems. We obtain construction financing using funds from operations, short-term bank borrowings, long-term financing, advances for construction and contributions in aid of construction that are funded by developers. Advances for construction are cash deposits from developers for construction of water facilities or water facilities deeded from developers. These advances are generally refundable without interest over a period of 40 years in equal annual payment amounts and developer installed facilities are exempt from corporate income taxes. Contributions in aid of construction consist of nonrefundable cash deposits or facilities transferred from developers, primarily for fire protection and relocation projects. We cannot control the amounts received from developers. This amount fluctuates from year-to-year as the level of construction activity carried on by developers varies. This activity is impacted by the demand for housing, commercial development, and general business conditions, including interest rates.
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
During 2019, we leased additional emergency generators to respond to potential PSPSs, a new electric utility operating paradigm approved by the CPUC.
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
On October 23, 2018, America’s Water Infrastructure Act (AWIA) became law. We must now conduct additional risk and resilience assessments and develop emergency response plans for each of our water systems. These assessments and plans include natural hazards as well as malevolent acts. The first such assessments are due in 2020. They will be reviewed and resubmitted every five years.
While we do not make public comments on our security programs, we have been in contact with federal, state, and local law enforcement agencies to coordinate and improve our water delivery systems' security
Quality of Water Supply
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
Employees
At December 31, 2019, we had 1,207 employees, including 53 at Washington Water, 46 at Hawaii Water, and 15 at New Mexico Water. In California, most non-supervisory employees are represented by the Utility Workers Union of America, AFL-CIO, except certain engineering and laboratory employees who are represented by the International Federation of Professional and Technical Engineers, AFL-CIO.
At December 31, 2019, we had 768 union employees. In January 2015, the Company negotiated a six-year contract. Wage increases for both unions in 2015, 2016, and 2017 was 3.25%, 2.75%, and 2.75%, respectively. For 2018, 2019, and 2020, union wage changes were tied to the changes in the Consumer Price Index (CPI) for Los Angeles, Riverside, and Orange County.  In the event an annual wage increase is determined to be greater than 3.25% or less that 2.0%, either party may request to re-open negotiations for wages only. Such notice must be served on the other party no later than 60 days after the publication of such CPI data. In 2018, the applicable CPI was 3.1%. Union wages were increased 3.1% for all union employees. The applicable CPI published in October of 2018 was 3.9%. The union requested to re-open wage negotiations due to increases in the 2018 CPI index above 3.25%. The Company and both unions negotiated an agreement for the 2019 and 2020 wage increases whereby the base pay for all employees was increased by 3.4% (the CPI for the Western US) effective January 1, 2019. In addition, the agreement established three regions for pay purposes (Region 1, Region 2, and Region 3). Employees in Region 2 will receive the 3.4% increase in base pay, plus a regional differential of 0.5% added to their pay (based on the CPI for the Los Angeles area) Employees in Region 3 will receive the 3.4% increase in base pay, plus a 0.9% regional differential (based on the CPI for the San Francisco area). For 2020, we will follow this same methodology to determine the base pay increase for all union positions (i.e. Region 1), plus the applicable regional differential for Region 2 and Region 3. The current agreement with the unions is effective through 2020. Management believes that it maintains good relationships with the unions.
Employees at Hawaii Water, Washington Water and New Mexico Water are not represented by unions.
Information About Our Executive Officers

Name	Positions and Offices with California Water Service Group	Age
Martin A. Kropelnicki (1)	President and Chief Executive Officer since September 1, 2013. Formerly, President and Chief Operating Officer (2012-2013), Chief Financial Officer and Treasurer (2006-2012), served as Chief Financial Officer of Power Light Corporation (2005-2006), Chief Financial Officer and Executive Vice President of Corporate Services of Hall Kinion and Associates (1997-2004), Deloitte & Touche Consulting (1996-1997), held various positions with Pacific Gas & Electric (1989-1996).	53
Thomas F. Smegal III (2)	Vice President, Chief Financial Officer and Treasurer since October 1, 2012. Formerly, Vice President, Regulatory Matters and Corporate Relations (2008-2012), Manager of Rates (2002-2008), Regulatory Analyst (1997-2002), served as Utilities Engineer at the California Public Utilities Commission (1990-1997).	52
Paul G. Townsley (2)	Vice President of Corporate Development and Chief Regulatory Matters Officer effective January 1, 2019. Formerly Vice President of Rates and Regulatory Matters (2013-2018), Divisional Vice President, Operations and Engineering for EPCOR Water USA (2012-2013), served as President of American Water Works Company subsidiaries in Arizona, New Mexico, and Hawaii (2007-2012), served as American Water Works Company's President, Western Region (2002-2007), held various other positions with Citizens Utilities Company (1982-2002).	62
Robert J. Kuta (2)	Vice President of Engineering and Chief Water Quality and Environmental Compliance Officer effective January 1, 2019. Formerly Vice President of Engineering (2015-2018), Senior Vice President of Operations Management Services, Water, Environmental and Nuclear markets for CH2M Hill (2006 to 2015), served as Western Region Vice President of Service Delivery and President of Arizona American Water Company (2001 to 2005), and held various management positions at Citizens Water Resource Company, Chaparral City Water Company, and Spring Creek Utilities (1993 to 2001).	55

Name	Positions and Offices with California Water Service Group	Age
Michael B. Luu (2)	Vice President of Customer Service and Chief Information Officer since January 1, 2017. Formerly Vice President of Customer Service and Information Technology (2013-2016), Acting California Water Service Company District Manager, Los Altos (2012-2013), Director of Information Technology (2008-2012), CIS Development Manager (2005-2008), held various other positions with California Water Service Company since 1999.	40
Ronald D. Webb (2)	Vice President of Human Resources since August 11, 2014. Formerly Managing Director, Human Resources Partner for United Airlines (2006-2014), served as Vice President of Human Resources for Black & Decker Corporation (1995-2005), Human Resource Manager for General Electric Company (1990-1994), and held various labor relations positions for National Steel and Shipbuilding Company (1982-1989).	63
Lynne P. McGhee (2)	Vice President and General Counsel since January 1, 2015. Formerly Corporate Secretary (2007-2014), Associate Corporate Counsel (2003-2014), and served as a Commissioner legal advisor and staff counsel at the California Public Utilities Commission (1998-2003).	55
David B. Healey (2)	Vice President, Corporate Controller and Assistant Treasurer since January 1, 2015. Formerly Corporate Controller and Assistant Treasurer (2012-2014), Director of Financial Reporting (2009-2012), served as Subsidiary Controller for SunPower Corporation (2005-2009), Corporate Controller for Hall, Kinion & Associates, Inc. (1997-2005), held various other positions with Pacific Gas & Electric Company (1985-1997).	63
Shannon C. Dean (2)	Vice President of Corporate Communications & Community Affairs since January 1, 2015. Formerly Director of Corporate Communications (2000-2014), held various corporate communications, government and community relations for Dominguez Water Company (1991-1999).	52
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
		65
Michelle R. Mortensen (2)	Corporate Secretary since January 1, 2015. Formerly Assistant Corporate Secretary (2014), Treasury Manager (2012-2013), Assistant to the Chief Financial Officer (2011), Regulatory Accounting Manager (2008-2010), held various accounting positions at Piller Data Systems (2006-2007), Hitachi Global Storage (2005), Abbot Laboratories (1998-2004), and Symantec (1998-2001).	45
Elissa Y. Ouyang (2)	Chief Procurement and Lead Continuous Improvement Officer since March 1, 2016. Formerly, Interim Procurement Director (2013-2016), Acting District Manager - Los Altos (2013), Interim Vice President of Information Technology (2012-2013), Director of Information Technology - Architecture and Security (2008-2012), Business Application Manager (2003-2007), Project Lead/Senior Developer (2001-2003), held various business consulting positions at KPMG Consulting/BearingPoint (1998-2001), and RR Donnelley (1996-1998).	51
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
Specifically, the formal settlement agreement filed for our 2018 GRC with the Public Advocates Office of the CPUC is still pending, and the following issues are being litigated and were not included in the settlement: continuation of the WRAM and SRM, balancing accounts for pension and health care expenses, depreciation rates, working capital, AFUDC, and capital projects related to advanced metering. We can give no assurance that these litigated issues will be decided in our favor. Additionally, the CPUC will consider, but is not required to adopt, the settlement agreement. A final decision on the case had been expected in late 2019, with new rates going into effect on January 1, 2020. On December 19, 2019, the CPUC extended its statutory deadline to complete the proceeding by six months, to July 1, 2020. The CPUC will allow recovery of the difference between current rates and final rates adopted in the proceeding back to January 1, 2020. If the settlement is not approved or is approved on terms less favorable to us, or the litigated issues described above are not decided in our favor, this could have a material adverse impact on our revenue, operating results and earnings per share. Even if the settlement is approved on its terms, but the case is materially delayed, it could have a material adverse impact on our revenue, operating results, and earnings per share on an interim basis but would be reversed at the time of a final decision through recognition of interim rate recovery.
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
In August of 2009, the Office of Environmental Health Hazard Assessment within the California Environmental Protection Agency changed the water quality standard for TCP in our water supply. The new standard requires us to have 0.0007 parts per billion or less of TCP in our California water supply. We have incurred costs associated with the compliance of the new TCP standard and expect to continue to incur costs in the future. In 2018, we received proceeds from a TCP settlement (see note 14 in the Notes to the Consolidated Financial Statements) that has been used to offset some of the compliance costs that we have incurred. Although we would likely seek permission to these additional costs through the GRC process, we can give no assurance that the CPUC would approve the recovery of these additional compliance costs.
Perfluorooctane sulfonate (PFOS) and perfluorooctanoic acid (PFOA) are two water contaminants of emerging concern. Although a water quality standard has yet to be set by federal or state regulators, preliminary testing and guidance from Cal EPA has affected our operations of some wells in California. We expect that a water quality standard will be set in the future and that we will incur costs to comply with the water quality standard. We would likely request a memorandum account to track the incremental compliance costs in the future and we would likely seek permission to recover additional costs of compliance through rate increases; however, we can give no assurance that the CPUC would approve rate increases to enable us to recover these additional compliance costs.
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
Starting January 1, 2010, under the CEQA, all capital projects of a certain type (primarily wells, tanks, major pipelines and treatment facilities) require mitigation of greenhouse gas emissions. The cost to prepare the CEQA documentation and permit will add an estimated ten thousand dollars to such capital projects. This cost will be included in our capital cost and added to our rate base, which will be requested to be paid for by our customers. Any increase in the operating cost of the facilities will also be included in our cost of service paid by our customers as requested in our GRC filings. Although we would likely seek permission to recover these costs through rate increases, we can give no assurance that the CPUC would approve rate increases to enable us to recover these additional compliance costs.
Cap and trade regulations were implemented in California in 2012 with the goal of reducing emissions to 1990 levels by the year 2020. Although we would likely seek permission to recover these costs through rate increases, we can give no assurance that the CPUC would approve rate increases to enable us to recover these additional compliance costs.
We have been and may in the future be party to environmental and product-related lawsuits which could result in us paying damages not covered by insurance.
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
Risks Related to Our Business Operations
We may be at risk for litigation under the principle of inverse condemnation for activities in the normal course of business which have a damaging effect on private property.
The California constitution may allow compensation to property owners for a public utility taking or damaging private property, even when damage occurs through no fault of the utility and regardless of whether the damage could be foreseen by the utility. As a result, this doctrine, which is known as inverse condemnation and is routinely invoked in California, imposes strict liability for damages, including legal fees, as a result of the design, construction and maintenance of utility facilities. In addition to claims that our water or wastewater systems damaged property, Cal Water could be sued under inverse condemnation if its facilities or operations damage private property or if it is unable to timely deliver sufficient quantities of water for firefighting because of system capacity limitations or water supply disruptions, including as a result of action taken by an electric utility pursuant to a PSPS program or other loss of power. Although the imposition of liability is premised on the assumption that utilities have the ability to recover these costs from their customers, there is no assurance that the CPUC would allow Cal Water to recover any such damage awards from customers. For example, in December 2017, the CPUC denied recovery of costs that San Diego Gas & Electric Company incurred as a result of inverse condemnation, holding that the inverse condemnation principles of strict liability are not relevant to the CPUC’s prudent manager standard. In October 2019 the U.S. Supreme Court denied a writ of certiorari to review this decision.
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
Our water supplies are subject to contamination, including contamination from the development of naturally-occurring compounds, chemicals in groundwater systems, pollution resulting from man-made sources, such as TCP, sea water incursion and possible third-party attacks, including physical attacks, terrorist attacks, and cyber attacks. If our water supply is contaminated, we may have to interrupt the use of that water supply until we are able to substitute the flow of water from an uncontaminated water source. In addition, we may incur significant costs in order to treat the contaminated source through expansion of our current treatment facilities, or development of new treatment methods. If we are unable to substitute water supply from an uncontaminated water source, or to adequately treat the contaminated water source in a cost-effective manner, there may be an adverse effect on our revenues, operating results and financial condition. The costs we incur to decontaminate a water source or an underground water system could be significant and may not be recoverable in rates. We could also be held liable for consequences arising out of human exposure to hazardous substances in our water supplies or other environmental damage. For example, private plaintiffs have the right to bring personal injury or other toxic tort claims arising from the presence of hazardous substances in our drinking water supplies. Our insurance policies may not be sufficient to cover the costs of these claims.
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

These events may result in physical and/or electronic loss of customer or financial data, security breaches, misappropriation and other adverse consequences, including liability or regulatory penalties under data privacy laws and regulations. In addition, the lack of redundancy for certain of our IT systems, including billing systems, could exacerbate the impact of any of these events on us.
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
If we are unable to access adequate water supplies, we may be unable to satisfy all customer demand, which could result in rationing. Rationing may have an adverse effect on cash flow from operations. We can make no guarantee that we will always have access to an adequate supply of water that will meet all required quality standards. Water shortages may affect us in a variety of ways. For example, shortages could:

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
Our water supplies and other aspects of our operations may be affected by climate change.
There is strong scientific consensus that human activity including carbon and methane emissions is impacting many planetary systems such as the heat-trapping capacity of the atmosphere; ocean temperature, circulation, acidity, and volume; weather patterns including the severity and frequency of severe weather events; ambient temperatures; and planetary ice cover. Because scientific investigations have been focused globally, there is tremendous uncertainty over the timing, extent, and types of impacts global climate change may have on our service areas and in our water supplies. Moreover, studies of tree ring data show long periods of drought conditions have occurred prior to significant human impacts in California and prior to our operation. Finally, in the last fifty years, California has experienced at least three severe multi-year droughts. Thus, we plan for water reliability and water shortages including projected and potential climate change risks in our water supply planning activities. Several anticipated impacts of climate change which could impact our service areas are a greater percentage of state precipitation falling as rain rather than snow, changes in the frequency and volume of precipitation, hotter summer temperatures increasing demand for outdoor irrigation, and sea level rise increasing the likelihood of seawater intrusion into coastal aquifers. We also periodically review the climate change plans of our wholesalers to determine whether alternative supplies may be necessary in the future. However, we can give no assurance that replacement water supplies will be available at a reasonable cost or a cost acceptable to our customers and Commissions.
Natural disasters, climate change, and other factors may change the population in our service areas.
In the event that some outside factor such as a wildfire, flood, changed climate pattern, actual or threatened public health emergency or change in the local economy reduces or eliminates our customer base in a service area, we could face unrecoverable costs. In those circumstances the remaining customers might not be able to pay for the operating costs or capital costs of the water system. The company may not be able to recover capital costs of property which is no longer used and useful in utility service. Although we would likely seek permission to recover these costs through rate increases on remaining customers or in statewide rates, we can give no assurance that the Commissions would approve rate increases to enable us to recover these costs.
Wastewater operations entail significant risks.
Wastewater collection and treatment involve many risks associated with damage to the environment, and we anticipate that wastewater collection and treatment will become an increasing significant part of our business. If collection or treatment systems fail or do not operate properly, untreated or partially treated wastewater could discharge onto property or into nearby streams and rivers, causing property damage or injury to aquatic life, or even human life. Liabilities resulting from such damage could materially and adversely affect our results of operations and financial condition.
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
The cost to obtain water for delivery to our customers varies depending on the sources of supply, wholesale suppliers' prices, the quality of water required to be treated and the quantity of water produced to fulfill customer water demand. Our source of supply varies among our operating districts. Certain districts obtain all of their supply from wells; some districts purchase all of the supply from wholesale suppliers; and other districts obtain the supply from a combination of wells and wholesale suppliers. A small portion of supply comes from surface sources and is processed through Company-owned water treatment plants. On average, slightly more than half of the water we deliver to our customers is pumped from wells or received from a surface supply with the remainder purchased from wholesale suppliers. Water purchased from suppliers usually costs us more than surface supplied or well pumped water. The cost of purchased water for delivery to customers represented 34.5% and 35.2% of our total operating costs in 2019 and 2018, respectively. Water purchased from suppliers will require renewal of our contracts upon expiration and may result in significant price increases under any such renewed contracts.
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
Purchased power is a significant operating expense. During 2019 and 2018, purchased power expense represented 5.1% and 5.3%, respectively, of our total operating costs. These costs are beyond our control and can change unpredictably and substantially as occurred in California during 2001 when rates paid for electricity increased 48%. As with purchased water, purchased power costs are included in the MCBA. Cash flows between rate filings may be adversely affected until the Commission authorizes a rate change, but earnings will be minimally impacted. Cost of chemicals used in the delivery of water is not an element of the MCBA, and therefore, variances in quantity or cost could impact the results of operations.
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
As a holding company, we conduct substantially all of our operations through our subsidiaries and our only significant assets are investments in those subsidiaries. 93.8% of our revenues are derived from the operations of California Water Service Company. As a result, we are dependent on cash flow from our subsidiaries, and California Water Service Company in particular, to meet our obligations and to pay dividends on our common stock.
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
Our billed revenues and cash flows from operations will decrease if a significant business or industrial customer terminates or materially reduces its use of our water. Approximately $161.1 million, or 24.2%, of our 2019 water utility revenues was derived from business and industrial customers. However, if any of our large business or industrial customers in California reduce or cease its consumption of our water, the impact to net operating income would be minimal to our operations due to the WRAM and MCBA, but could impact our cash flows. In Hawaii, we serve a number of large resorts which if their water usage was reduced or ceased could have a material impact to our Hawaii operation. The delay between such date and the effective date of the rate relief may be significant and could adversely affect our operating results and cash flows.

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
At December 31, 2019, 768 of our 1,207 total employees were union employees. Most of our unionized employees are represented by the Utility Workers Union of America, AFL-CIO, except certain engineering and laboratory employees who are represented by the International Federation of Professional and Technical Engineers, AFL-CIO.
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
Although we own facilities in a number of states, over 93.8% of our operations are located in California. As a result, we are largely subject to weather, political, water supply, labor, energy cost, regulatory and economic risks affecting California.
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
The real properties owned are held in fee simple title. Properties owned by Cal Water are subject to the lien of an Indenture of Mortgage and Deed of Trust dated June 11, 2019, March 16, 2016, October 13, 2015, November 22, 2010, and April 17, 2009 (the California Indenture), securing Cal Water's First Mortgage Bonds, of which $801.2 million was outstanding at December 31, 2019. The California Indenture contains certain restrictions common to such types of instruments regarding the disposition of property and includes various covenants and restrictions. At December 31, 2019, our California utility was in compliance with the covenants of the California Indenture.
Cal Water owns 596 wells and operates eleven leased wells. There are 448 owned storage tanks with a capacity of 295 million gallons, two leased storage tanks with a capacity of 0.4 million gallons, 30 managed storage tanks with a capacity of 32.4 million gallons, and three surface water reservoirs with a capacity of 220 million gallons. Cal Water owns and operates six surface water treatment plants with a combined capacity of 46 million gallons per day. There are 5,920 miles of supply and distribution mains in the various systems.
Hawaii Water owns 22 wells and manages two irrigation wells. There are 24 storage tanks with a storage capacity of 20.1 million gallons. There are 80 miles of supply and distribution lines. Hawaii Water operates five wastewater treatment facilities with a combined capacity to process approximately 2.1 million gallons per day. There are 29 miles of sewer collection mains including force mains.
Washington Water owns 352 wells and manages seven wells. There are 147 owned storage tanks and two managed storage tanks with a storage capacity of 7.8 million gallons. There are 406 miles of supply and distribution lines.
New Mexico Water owns 20 wells. There are 17 storage tanks with a storage capacity of 3.8 million gallons. There are 145 miles of supply and distribution lines. New Mexico operates two waste water treatment facilities with a combined capacity to process 0.62 million gallons per day. There are eight life stations and 35 miles of sewer collection mains.
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
PART II
Item 5.    Market for Registrant's Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Our common stock is traded on the New York Stock Exchange under the symbol "CWT." At December 31, 2019, there were 48,532,199 common shares outstanding. There were 1,922 common stockholders of record as of February 10, 2020.
During 2019, we paid a cash dividend of $0.7900 per common share, or $0.1975 per quarter. During 2018, we paid a cash dividend of $0.7500 per common share, or $0.1875 per quarter. On January 29, 2020, our Board of Directors declared a quarterly cash dividend of $0.2125 per common share payable on February 21, 2020, to stockholders of record on February 10, 2020. This represents an indicated annual cash dividend of $0.8500, and would be our 53nd consecutive year of increasing the annual dividend and marks the 300th consecutive quarterly dividend.
We presently intend to pay quarterly cash dividends in the future consistent with past practices, subject to our earnings and financial condition, restrictions set forth in our debt instruments, regulatory requirements and such other factors as our Board of Directors may deem relevant.
Five-Year Performance Graph
The following performance graph compares the changes in the cumulative shareholder return on California Water Service Group's common stock with the cumulative total return on the Robert W. Baird Water Utility Index and the Standard & Poor's 500 Index during the last five years ended December 31, 2019. The comparison assumes $100 was invested on December 31, 2014, in California Water Service Group's common stock and in each of the forgoing indices and assumes reinvestment of dividends.
Performance Graph Data
The following descriptive data is supplied in accordance with Rule 304(d) of Regulations S-T:

	2014	2015	2016	2017	2018	2019
California Water Service Group	100	99	142	194	207	228
S&P 500	100	102	112	137	131	172
RW Baird Water Utility Index	100	114	137	173	175	236
An initial $100 investment in the common stock of California Water Service Group on December 31, 2014 including reinvestment of dividends would be worth $228 at the end of the 5-year period ending December 31, 2019.
Item 6.    Selected Financial Data.
The following selected consolidated financial data should be read in conjunction with our Consolidated Financial Statements and the Notes thereto and the information contained in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."
Historical results are not necessarily indicative of future results.

FIVE YEAR FINANCIAL REVIEW

	2019	2018	2017	2016	2015
	(Dollars in thousands, except per common share and other data)
Summary of Operations
Operating revenue	714,557	698,196	676,113	609,370	588,368
Total operating expenses (b)	615,145	587,656	569,030	526,734	506,803
Interest expense, other income and expenses, net (b)	36,296	44,956	34,143	33,961	36,548
Net income	$63,116	$65,584	$72,940	$48,675	$45,017
Common Share Data
Earnings per share—diluted	$1.31	$1.36	$1.52	$1.01	$0.94
Dividend paid	0.7900	0.7500	0.7200	0.6900	0.6700
Dividend payout ratio	60.31%	55.15%	47.37%	68.32%	71.28%
Book value per share	$16.07	$15.19	$14.56	$13.75	$13.41
Market price at year-end	51.56	47.66	45.35	33.90	23.27
Common shares outstanding at year-end (in thousands)	48,532	48,065	48,012	47,965	47,875
Return on average common stockholders' equity	8.36%	9.18%	10.73%	7.50%	7.10%
Long-term debt interest coverage	3.10	3.57	4.58	3.45	3.67
Balance Sheet Data
Net utility plant	$2,406,370	$2,232,723	$2,047,965	$1,859,277	$1,701,768
Total assets (a)	3,111,308	2,837,704	2,744,710	2,411,745	2,241,253
Long-term debt including current portion, net (a)	808,622	814,938	531,713	557,953	514,045
Capitalization ratios:
Common stockholders' equity (a)	49.10%	47.30%	56.80%	54.20%	55.50%
Long-term debt (a)	50.90%	52.70%	43.20%	45.80%	44.50%
Other Data
Estimated water production (million gallons)
Wells and surface supply	50,992	54,228	53,855	50,942	51,413
Purchased	53,743	53,361	51,131	48,154	47,486
Total estimated water production	104,735	107,589	104,986	99,096	98,899
Metered customers	498,900	494,600	490,100	485,200	477,300
Flat-rate customers	21,700	22,900	24,200	26,300	31,700
Customers at year-end (c)	520,600	517,500	514,300	511,500	509,000
New customers added	3,100	3,200	2,800	2,500	2,900
Revenue per customer	$1,373	$1,349	$1,315	$1,191	$1,156
Utility plant per customer	6,820	6,240	5,775	5,312	4,925
Employees at year-end	1,207	1,184	1,176	1,163	1,155
_______________________________________________________________________________
(a)    The five year financial review for 2015 reflects the retrospective adoption of ASU 2015-03, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The Company adopted this guidance effective January 1, 2016.
(b)    The five year financial review for 2017, 2016, and 2015 reflect the retrospective adoption of ASU 2017-07, which requires employers to present the service cost component of the net periodic benefit cost as part of operating expenses. The other components of net benefit cost, including interest cost, expected return on plan assets, amortization of prior service cost/credit and actuarial gain/loss, and settlement and curtailment effects, are to be presented as non-regulated expenses. The Company adopted this guidance effective January 1, 2018.
(c)    Includes customers of the City of Hawthorne and City of Commerce

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following sections include a discussion of results for fiscal 2019 compared to fiscal 2018 as well as certain 2017 results. The comparative results for fiscal 2018 with fiscal 2017 generally have not been included in this Form 10-K, but may be found in “Part II - Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.
Overview
In 2019 and 2018, net income was $63.1 million and $65.6 million, respectively. Earnings per diluted common share decreased $0.05 to $1.31 or 3.7% from 2018 to 2019. The $2.5 million decrease in net income was driven primarily by increases of $7.8 million in administrative and general, $10.2 million in other operations, $5.4 million of depreciation and amortization, $2.3 million of maintenance, $1.5 million of property and other taxes, and $3.4 million of net interest expense. In addition, a reduction in the income tax benefit from repairs deductions resulted in a $2.3 million decrease in 2019 net income as compared to the prior year. These cost increases were partially offset by general rate increases of $19.7 million, a reduction in business development expenses of $4.4 million, and an increase in the allowance for equity funds used during construction of $2.7 million.
Changes driven by factors outside the Company’s immediate control partially offset the decrease in 2019 net income. They included a $7.4 million unrealized gain from certain benefit plan investments due to market conditions, which was partially offset by a $2.2 million reduction in the unbilled revenue accrual and a $1.6 million decrease in the benefits from Company-owned life insurance.
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
Certain customers are not billed for volumetric consumption, but are instead billed a flat rate at the beginning of each monthly service period. The amount billed is initially deferred and subsequently recognized over the monthly service period, as the performance obligation is satisfied. The deferred revenue balance or contract liability, which is included in "other accrued liabilities" on the consolidated balance sheets, is inconsequential.

Regulatory balancing account revenue
The Company’s ability to recover revenue requirements authorized by the CPUC in its triennial GRC, is decoupled from the volume of the sales. Regulatory balancing account revenue is revenue related to rate mechanisms authorized in California by the CPUC, which allow the Company to recover the authorized revenue and are not considered contracts with customers. These mechanisms include the following:
The Water Revenue Adjustment Mechanism (WRAM) allows the Company to recognize the adopted level of volumetric revenues. The variance between adopted volumetric revenues and actual billed volumetric revenues for metered accounts is recorded as regulatory balancing account revenue.
Cost-recovery rates, such as the Modified Cost Balancing Account (MCBA), Conservation Balancing Account, Pension Cost Balancing Account, and Health Cost Balancing Account, provide for recovery of the adopted levels of expenses for purchased water, purchased power, pump taxes, water conservation program costs, pension, and health care. Variances between adopted and actual costs are recorded as regulatory balancing account revenue.
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
Income Taxes
We account for income taxes using the asset and liability method. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. We measure deferred tax assets and liabilities at enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We recognize the effect on the deferred tax assets and liabilities of a change in tax rate in the period that includes the enactment date. We also assess the likelihood that deferred tax assets will be recovered in future taxable income and, to the extent recovery is not probable, a valuation allowance would be recorded. In management's view, a valuation allowance was not required as of December 31, 2019 and December 31, 2018.
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
On December 22, 2017, the Tax Cuts and Jobs Act (TCJA) was enacted. Based on the accounting principles generally accepted in the United States of America, the Company is required to re-measure deferred income taxes to reflect the corporate income tax rate change from 35 percent to 21 percent as of the date of enactment. The re-measurement of the deferred income taxes resulted in an estimated excess deferred income tax liability of $121.0 million as of December 31, 2019. The TCJA lowered ratepayers' rates in 2018 and 2019 due to lower income tax expense recoveries and resulted in the quantification of excess deferred income tax balances collected from ratepayers. The lower customer rates will be partially offset by the TCJA’s effect of increasing rate base in future years. The Company is working with state regulators on the refund process for excess deferred income taxes collected from ratepayers in prior years that complies with the federal income tax normalization rules.

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
Changes to the pension benefits actuarial assumptions can significantly affect pension costs, regulatory assets, and liabilities. The following table reflects the sensitivity of pension amounts reported for the year ended December 31, 2019, to changes in actuarial assumptions:

	Increase/(Decrease) in Pension Benefits Actuarial Assumption	Increase/(Decrease) in 2019 Net Periodic Benefit Cost	Increase/(Decrease) in Projected Benefit Obligation as of December 31, 2019
		Dollars in thousands
Discount rate	(0.5)%	$7,617	$86,772
Long-term rate of return on plan assets	(0.5)%	2,329	—
Rate of compensation increases	(0.5)%	(3,248)	(23,132)
Cost of living adjustment	(0.5)%	(6,156)	(52,291)
Discount rate	0.5%	(6,596)	(75,156)
Long-term rate of return on plan assets	0.5%	(2,330)	—
Rate of compensation increases	0.5%	3,492	24,773
Cost of living adjustment	0.5%	6,691	56,917

Results of Operations
Operating Revenue
Operating revenue in 2019 was $714.6 million, an increase of $16.4 million, or 2.3%, over 2018. Operating revenue in 2018 was $698.2 million, an increase of $22.1 million, or 3.3%, over 2017. The sources of changes in operating revenue were:

	2019	2018
	Dollars in millions
Net change in WRAM, service charges, usage, and other (1)	$23.1	$9.3
MCBA revenue (2)	(5.3)	3.5
Other balancing account revenue (3)	3.8	3.1
Deferral of revenue (4)	(5.2)	6.2
Net change	$16.4	$22.1
_______________________________________________________________________________

(1)
In 2019, the operating revenue increase is due to rate increases, which increase WRAM and service charges (see table in Rates and Regulation section below), partially offset by a $2.2 million decrease in accrued unbilled revenue.

(2)
The MCBA revenue decrease in 2019 resulted from a decrease in actual water production costs relative to adopted water production costs in 2019 as compared to 2018. As required by the MCBA mechanism, the change in water production costs in California changes operating revenue in the same amount.

(3)
The other balancing accounts revenue consists of the pension cost, conservation and health cost balancing account revenues. Pension cost and conservation balancing account revenues are the differences between actual expenses and adopted rate recovery. Health cost balancing account revenue is 85% of the difference between actual health care expenses and adopted rate recovery. In 2019, the increase in other balancing account revenue was due to an increase in actual conservation expenses relative to adopted in 2019 as compared to 2018, which was partially offset by a decrease in actual pension expenses relative to adopted in 2019 as compared to 2018.

(4)
The deferral of revenue consists of amounts that are expected to be collected from customers beyond 24 months following the end of the accounting period in which these revenues were recorded. In 2019, the deferral increased as compared to 2018 due a decline in actual customer usage relative to adopted customer usage in 2019 as compared to 2018.

Water Production Expenses
Water production expenses, which consist of purchased water, purchased power, and pump taxes, comprise the largest segment of total operating expenses. Water production costs accounted for 41.5% and 43.0%, of total operating costs in 2019 and 2018, respectively. The rates charged for wholesale water supplies, electricity, and pump taxes are established by various public agencies. As such, these rates are beyond our control.
The table below provides the change in water production expenses during the past 2 years:

	2019			2018
	Amount	Change	% Change	Amount	Change	% Change
	Dollars in millions
Purchased water	$212.5	$5.4	2.6%	$207.1	$8.0	4.0%
Purchased power	31.4	0.3	1.0%	31.1	2.2	7.6%
Pump taxes	11.5	(3.2)	(21.8)%	14.7	0.8	5.8%
Total water production expenses	$255.4	$2.5	1.0%	$252.9	$11.0	4.5%
The principal factors affecting water production expenses are the quantity, price and source of the water. Generally, water pumped from wells costs less than water purchased from wholesale suppliers.

The table below provides the amounts, percentage change, and source mix for the respective years:

	2019			2018
	MG	% of Total	% change from prior year	MG	% of Total	% change from prior year
	Millions of gallons (MG)
Source:
Wells	45,575	43.5%	(7.6)%	49,340	45.9%	1.3%
Purchased	53,743	51.3%	0.7%	53,361	49.6%	4.4%
Surface	5,417	5.2%	10.8%	4,888	4.5%	(4.6)%
Total	104,735	100.0%	(2.7)%	107,589	100.0%	2.5%
Purchased water expenses are affected by changes in quantities purchased, supplier prices, and cost differences between wholesale suppliers. The MCBA mechanism is designed to recover all incurred purchased water expenses.
For 2019, the $5.4 million increase in purchased water expenses is due to a 0.7% increase in purchased quantities and an overall blended water wholesaler rate increase of 1.9%.
Purchased power expenses are affected by the quantity of water pumped from wells and moved through the distribution system, rates charged by electric utility companies, and rate structures applied to usage during peak and non-peak times of the day or season. In 2019, purchased power expenses increased $0.3 million, or 1.0%, mainly due to a 10.8% increase in surface water production.
Changes in climate change regulations could increase the cost of power which in turn would result in an increase in the rates our power suppliers charge us. Any change in pricing of our purchased power expenses in California would be recovered from our customers through the MCBA mechanism. Any change in power costs in other states would be requested to be recovered by the customers in those states. The impact of such legislation is dependent upon the enacted date, the factors that impact our suppliers' cost structure, and their ability to pass the costs to us in their approved tariffs. These items are not known at this time.
Administrative and General Expenses
Administrative and general expenses include payroll related to administrative and general functions, all employee benefits charged to expense accounts, insurance expenses, legal fees, expenses associated with being a public company, and general corporate expenses.
During 2019, administrative and general expenses increased $7.8 million or 7.8%, as compared to 2018. The increase was mostly due to employee wage increases of $3.2 million, legal and outside services fees increase of $3.1 million, and uninsured losses of $1.2 million which were partially offset by a $2.2 million decrease in employee pension and retiree medical expenses. Also, 2018 expenses were partially offset by the recovery of $2.6 million for 2016 and 2017 drought program incremental costs. Employee pension benefit expenses are fully recovered in rates and are tracked in the pension cost balancing account, such that revenues are recovered on a dollar-for-dollar basis up to the amounts authorized in the 2015 GRC. Employee and retiree medical expenses are recovered in rates through health cost balancing account authorized in the 2015 GRC, such that revenues are recovered up to 85% of the variance between adopted and recorded expenses.
Other Operations Expenses
The components of other operations expenses include payroll, material and supplies, and contract service costs of operating the regulated water systems, including the costs associated with water transmission and distribution, pumping, water quality, meter reading, billing, operations of district offices, and water conservation programs.
During 2019, other operations expenses increased $10.2 million, or 12.8%, compared to 2018. The increase was mostly due to increases in water conservation program expenses of $8.1 million, PSPS program costs of $1.5 million, software licensing fees of $1.3 million, employee wage increases of $0.7 million, property maintenance costs of $0.6 million, and a $0.4 million increase from the impairment of utility plant from the California GRC. These cost increases were partially offset by a decrease in costs associated with the deferral of operating revenue of $4.2 million. Also, 2018 expenses were partially offset by the recovery of $0.7 million for 2016 and 2017 drought program incremental costs. Water conservation program expenses are fully recovered in rates and are tracked in the conservation balancing account if it is within the authorized amount, such that revenues are recovered on a dollar-for-dollar basis up to the amounts authorized in the 2015 GRC.

Maintenance
Maintenance expenses increased $2.3 million, or 9.6%, in 2019, compared to 2018 due to increased costs for repairs of reservoirs, structures, and transmission and distribution mains.
Depreciation and Amortization
Depreciation and amortization increased $5.4 million in 2019, or 6.5%, primarily due to capital additions.
Income Taxes
For 2019, income taxes decreased $2.3 million, or 12.4%, to $16.3 million as compared to 2018. The decrease was primarily due to a reduction in operating income which was partially offset by a $2.3 million decrease in the tax benefit from the flow through method of accounting for "repairs" deductions on our corporate state income tax filings. The Company’s effective combined income tax rate for 2019 was 21.9% as compared to 19.5% for 2018.
Property and Other Taxes
For 2019, property and other taxes increased $1.5 million, or 5.5%, as compared to 2018. The increase was due to an increase in our assessed property values for utility plant placed in service during the year.
Other Income and Expenses
In 2019, net other income increased $12.0 million to net other income of $4.9 million as compared to a net other loss of $7.1 million in 2018. The increase was due primarily to a $7.4 million increase in unrealized gains from certain benefit plan investments due to market conditions, a $4.4 million decrease in business development expenses, and a $2.7 million increase in the allowance for equity funds used during construction, which was partially offset by wage increases of $0.7 million and a decrease in the benefits from Company-owned life insurance of $1.6 million.
Net Interest Expense
In 2019, net interest expense increased $3.4 million as compared to 2018. The increase relates to an increase in average daily borrowings on the unsecured revolving credit facilities, which were used to fund capital expenditures and general corporate purposes.
Rates and Regulation
The following is a summary of 2019 rate filings. A description of the "Type of Filing" can be found in the "Item 1 - Rates and Regulation" section above. California decisions and resolutions may be found on the CPUC website at www.cpuc.ca.gov.

Type of Filing	Decision/Resolution	Effective Date	Increase (Decrease) Annual Revenue	CA District/ Subsidiary
GRC and Offset Filings
2019 Expense Offset	AL 2319-2323	Jan 2019	$2.0 million	5 Districts
2019 Escalation rate increases	AL 2324 and 2332	Jan 2019	$16.2 million	All Districts
Waikoloa GRC		Jan 2019	$1.6 million	Hawaii Water
2019 Rate Base Offset	AL 2325-2328	Apr 2019	$0.2 million	4 Districts
2019 Expense Offset	AL 2345-2349	July 2019	$3.9 million	5 Districts
2019 Rate Base Offset	AL 2350	Nov 2019	$0.4 million	1 District

The estimated impact of current and prior year rate changes on operating revenues compared to prior years is listed in the following table:

	2019	2018
	Dollars in millions
General Rate Case (GRC) (a)	$3.5	$4.9
Escalation rate increases (b)	16.2	15.4
Expense offset (purchased water/pump taxes) (c)	5.7	5.8
Tax Cut Jobs Act (d)	—	(10.7)
Cost of capital (d)	—	(6.3)
Total rate increases	$25.4	$9.1
_______________________________________________________________________________

(a)
Includes rate changes for the Cal Water 2015 GRC decision in 2017, rate base offsets in 2019, 2018 and 2017, Hawaii Water GRC decisions in 2019, 2018, and 2017 and Washington Water GRC decision in 2019 and 2018.

(b)	Includes rate changes for escalation rate increases in 2019 and 2018.

(c)	Includes purchased water and pump tax offsets for 2019, 2018 and 2017.

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
California's normal weather pattern yields little precipitation between mid-spring and mid-fall. The Washington Water service areas receive precipitation in all seasons, with the heaviest amounts during the winter. New Mexico Water's rainfall is heaviest in the summer monsoon season. Hawaii Water receives precipitation throughout the year, with the largest amounts in the winter months. Water usage in all service areas is highest during the warm and dry summers and declines in the cool winter months. Rain and snow during the winter months replenish underground water aquifers and fill reservoirs, providing the water supply for subsequent delivery to customers. Management believes that supply pumped from underground aquifers and purchased from wholesale suppliers will be adequate to meet customer demand during 2020 and beyond. However, water rationing may be required in future periods, if declared by the state or local jurisdictions. Long-term water supply plans are developed for each of our districts to help assure an adequate water supply under various operating and supply conditions. Some districts have unique challenges in meeting water quality standards, but management believes that supplies will meet current standards using current treatment processes.
Liquidity and Capital Resources
Cash flow from Operations
During 2019, we generated cash flow from operations of $168.8 million, compared to $179.0 million during 2018. The decrease in 2019 was primarily due to an increase in net WRAM and MCBA receivable in 2019 as actual customer usage was below adopted.
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

Investing Activities
During 2019, 2018, and 2017, we used $273.8 million, $271.7 million and $259.2 million, respectively, of cash for capital expenditures, both Company-funded and developer-funded. The 2019 capital expenditures exceeded the high end of the budgeted capital expenditures of $260.0 million. Annual expenditures fluctuate each year due to the availability of construction resources and our ability to obtain construction permits in a timely manner.
Financing Activities
During 2019, we borrowed $260.0 million, and paid down $150.0 million on our unsecured revolving credit facilities to fund capital expenditures and for general corporate purposes. We also added $27.8 million of advances and contributions in aid of construction, which was reduced by refunds to developers of $7.6 million. We issued $400.0 million of First Mortgage Bonds on June 11, 2019 in a private placement and used the net proceeds to pay down Cal Water's unsecured revolving credit facility and for general corporate purposes. We also repaid $405.6 million of First Mortgage Bonds that matured or were redeemed in 2019 and other long-term debt obligations. In addition, we issued $20.4 million of Company common stock through our at-the-market equity plan and our employee stock purchase plan that went into effect on January 1, 2019 (see Note 6 in the Notes to Consolidated Financial Statements for additional information).
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
The under-collected net WRAM and MCBA receivable balances were $62.6 million, $56.1 million, and $69.1 million as of December 31, 2019, 2018, and 2017, respectively. The increase of $6.5 million from December 31, 2018 to December 31, 2019 was primarily due to actual customer usage being lower than adopted. The under-collected net WRAM and MCBA receivable balances were primarily financed by Cal Water with short-term and long-term financing arrangements to meet operational cash requirements. Interest on the under-collected net WRAM and MCBA receivable balances, the interest recoverable from customers, is limited to the current 90-day commercial paper rate, which is significantly lower than Cal Water's short and long-term financing rates.
Bond principal and other long-term debt payments were $405.6 million during 2019, $16.5 million during 2018, and $26.8 million during 2017.
At the January 2020 meeting, the Board of Directors declared the quarterly dividend, increasing it for the 53nd consecutive year. The quarterly dividend was raised from $0.1975 to $0.2125 per common share. This represents an indicated annual rate of $0.8500 per common share. Dividends have been paid for 74 consecutive years. The annual dividends paid per common share in 2019, 2018, and 2017 were $0.7900, $0.7500, and $0.7200, respectively. Earnings not paid as dividends are reinvested in the business for the benefit of stockholders. The dividend payout ratio was 60.3% in 2019, 55.2% in 2018, and 47.4% in 2017 for an average of 54.3% over the 3-year period. Our long-term targeted dividend payout ratio is 60%.
Short-Term Financing
Short-term liquidity is provided by the bank lines of credit described above and by internally generated funds. As of December 31, 2019, there were borrowings of $175.1 million outstanding on our unsecured revolving lines of credit, compared to $65.1 million outstanding on our unsecured revolving lines of credit as of December 31, 2018.
Given our ability to access our lines of credit on a daily basis, cash balances are managed to levels required for daily cash needs and excess cash is invested in short-term or cash equivalent instruments. Minimal operating levels of cash are maintained for Washington Water, New Mexico Water, and Hawaii Water.

The Company and subsidiaries which it designates may borrow up to $150.0 million under its credit facility. Cal Water may borrow up to $400.0 million under its credit facility; however, all borrowings currently need to be repaid within 24 months unless otherwise authorized by the CPUC.
Both credit agreements contain affirmative and negative covenants and events of default customary for credit facilities of this type including, among other things, limitations and prohibitions relating to additional indebtedness, liens, mergers, and asset sales. Also, these unsecured credit agreements contain financial covenants governing the Company and its subsidiaries' "consolidated total capitalization ratio" not to exceed 66.7% and "interest coverage ratio" of three or more (each as defined in the respective credit agreements). As of December 31, 2019, our consolidated total capitalization ratio was 58.4% and the interest coverage ratio was greater than five. In summary, as of such date, we met all of the covenant requirements and were eligible to use the full amounts of these credit agreements.
Long-Term Financing
Long-term financing is accomplished through the use of both debt and equity. Cal Water was authorized to issue $350.0 million of debt and common stock to finance capital projects and operations by a CPUC decision dated May 12, 2016. In addition, the decision retained $146.0 million of prior financing authority and determined that refinancing long-term debt did not count against the authorization. The CPUC requires that any loans from Cal Water to the Company be at arm’s length. This restriction did not materially impact the Company's ability to meet its cash obligations in 2019. Management does not expect this restriction to have a material impact on the Company's ability to meet its cash obligations in 2020 and beyond.
On June 11, 2019, Cal Water issued $400.0 million of First Mortgage Bonds (see Note 8) in a private placement. Cal Water used the net proceeds from the sale of the bonds to pay down outstanding short-term borrowings and to redeem $300.0 million of First Mortgage Bond series UUU. Long-term financing, which includes First Mortgage Bonds, senior notes, other debt securities, and common stock, has typically been used to replace short-term borrowings and fund capital expenditures. Internally generated funds, after making dividend payments, provide positive cash flow, but have not been at a level to meet the needs of our capital expenditure requirements. Management expects this trend to continue given our capital expenditures plan for the next five years. Some capital expenditures are funded by payments received from developers for contributions in aid of construction or advances for construction. Funds received for contributions in aid of construction are non-refundable, whereas funds classified as advances in construction are refundable. Management believes long-term financing is available to meet our cash flow needs through issuances in both debt and equity instruments.
Additional information regarding the bank borrowings and long-term debt is presented in Notes 7 and 8 in the Notes to Consolidated Financial Statements.
Equity Issuance
On October 31, 2019, the Company entered into an equity distribution agreement to sell shares of its common stock having an aggregate gross sales price of up to $300.0 million from time to time depending on market conditions through an at-the-market equity program over the next three years. The Company intends to use the net proceeds from these sales, after deducting commissions on such sales and offering expenses, for general corporate purposes, which may include working capital, construction and acquisition expenditures, investments and repurchases and redemptions of securities. Additional information regarding this program is presented in Note 6 of the Notes to Consolidated Financial Statements.
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

The following table summarizes our contractual obligations as of December 31, 2019.

	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	After 5 Years
	(In thousands)
Long-term debt (a)	$807,429	$21,693	$9,909	$1,658	$774,169
Interest payments	793,673	38,308	72,579	71,736	611,050
Advances for construction	191,062	7,628	15,254	15,254	152,926
Pension and postretirement benefits (b)	285,089	18,889	43,875	52,603	169,722
Finance lease obligations (c)	7,051	986	1,974	2,446	1,645
Operating lease obligations	18,245	1,951	3,312	2,777	10,205
Water supply contracts (d)	777,093	34,550	69,101	69,100	604,342
TOTAL	$2,879,642	$124,005	$216,004	$215,574	$2,324,059
_______________________________________________________________________________

(a)	Excludes finance lease obligations as reported below. Also, excludes unamortized debt issuance costs of $4.7 million.

(b)	Pension and postretirement benefits include $2.1 million of short-term pension obligations.

(c)	Finance lease obligations represent total cash payments to be made in the future and include interest expense of $1.2 million.

(d)	Estimated annual contractual obligations are based on the same payment levels as 2019.
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
For finance and operating lease obligations, see Note 14 of the Notes to the Consolidated Financial Statements.
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
Company-funded and developer-funded utility plant expenditures were $273.8 million, $271.7 million, and $259.2 million in 2019, 2018, and 2017, respectively. A majority of capital expenditures was associated with mains and water treatment equipment.
For 2020, the Company is estimating its capital expenditures to be between $260.0 million and $290.0 million based on the pending 2018 GRC in California and normal capital needs in the other subsidiaries. Capital expenditures in California are evaluated in the context of the pending GRC and may change as the case moves forward. We expect our annual capital expenditure to increase during the next five years due to increasing needs to replace and maintain infrastructure.
Management expects developer-funded expenditures in 2020. These expenditures will be financed by developers through refundable advances for construction and non-refundable contributions in aid of construction. Developers are required to deposit the cost of a water construction project with us prior to our commencing construction work, or the developers may construct the facilities themselves and deed the completed facilities to us. Funds are generally received in advance of incurring costs for these projects. Advances are normally refunded over a 40-year period without interest. Future payments for advances received are listed under contractual obligations above. Because non-Company-funded construction activity is solely at the discretion of developers, we cannot predict the level of future activity. The cash flow impact is expected to be minor due to the structure of the arrangements.
Capital Structure
Common stockholders' equity was $779.9 million at December 31, 2019, compared to $730.2 million at December 31, 2018. The Company sold 381,105 shares of its common stock in 2019 through its at-the-market equity program.
Total capitalization, including the current portion of long-term debt, was $1,588.5 million at December 31, 2019 and $1,545.1 million at December 31, 2018. In 2019, Cal Water issued $400.0 million of First Mortgage Bonds in a private placement and repaid $405.6 million for First Mortgage Bonds that matured or were redeemed in 2019 and other long-term debt obligations. In future periods, the Company intends to issue common stock and long-term debt to finance our operations. The capitalization ratios will vary depending upon the method we choose to finance our operations.
At December 31, capitalization ratios were:

	2019	2018
Common equity	49.1%	47.3%
Long-term debt	50.9%	52.7%
The return (from both regulated and non-regulated operations) on average common equity was 8.36% in 2019 compared to 9.18% in 2018. Cal Water does not include construction work in progress in its regulated rate base; instead, Cal Water was authorized to record AFUDC on construction work in progress, effective January 1, 2017. Construction work in progress for Cal Water was $231.1 million at December 31, 2019 and $199.1 million at December 31, 2018.
Acquisitions
In 2019 and 2018 there were no significant acquisitions.
Real Estate Program
We own real estate. From time to time, certain parcels are deemed no longer used or useful for water utility operations. Most surplus properties have a low cost basis. We developed a program to realize the value of certain surplus properties through sale or lease of those properties. The program will be ongoing for a period of several years. There were no significant sales in 2019 and 2018 and a pre-tax gain of $0.6 million in 2017. As sales are dependent on real estate market conditions, future sales, if any, may or may not be at prior year levels.
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
Over the next 12 months, approximately $21.9 million of the $808.6 million of existing long-term debt instruments will mature or require sinking fund payments. Applying a hypothetical 10 percent increase in the rate of interest charged on those borrowings would not have a material effect on our earnings.

Item 8.    Financial Statements and Supplementary Data.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of
California Water Service Group
San Jose, California
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of California Water Service Group and subsidiaries (the "Company") as of December 31, 2019 and 2018, the related consolidated statements of income, common stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
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

Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Impact of Rate Regulation on the Financial Statements - Refer to Note 2 to the financial statements
Critical Audit Matter Description
The Company is subject to rate regulation by the California Public Utilities Commission (“the Commission”), which has jurisdiction with respect to the rates of water and wastewater service companies in California. Management has determined it meets the requirements under accounting principles generally accepted in the United States of America to prepare its financial statements applying the specialized rules to account for the effects of cost-based rate regulation. Accounting for the economics of rate regulation impacts multiple financial statement line items and disclosures, such as utility plant; regulatory assets and liabilities; operating revenues; operation and maintenance expense; and depreciation expense.
The Commission establishes rates that are designed to permit the recovery of the cost of service and a return on investment. The Company’s rates are subject to regulatory rate-setting processes including a General Rate Case proceeding. The Company capitalizes and records regulatory assets for costs that would otherwise be charged to expense if it is probable that the incurred costs will be recovered in future rates. If costs expected to be incurred in the future are currently being recovered through rates, the Company records those expected future costs as regulatory liabilities. Determining probability requires significant judgment by management and includes, but is not limited to, consideration of testimony presented in regulatory hearings, proposed regulatory decisions, final regulatory orders, and the strength or status of applications for rehearing or state court appeals. If the Company determines that a portion of the assets used in utility operations are not recoverable in customer rates, the Company would be required to recognize the loss of the assets disallowed.
We identified the impact of rate regulation as a critical audit matter due to the significant judgments that underlie the Company’s regulatory account balances and disclosures and the high degree of subjectivity involved in assessing the impact of regulatory decisions on the financial statements. Management judgments include interpreting the intent of the Commission’s decisions when appropriately measuring related regulatory assets or liabilities and assessing the probability of (1) recovery in future rates of incurred costs and (2) the requirement to refund amounts to customers. Given that management’s accounting judgements are based on assumptions about the outcome of future regulatory decisions and interpretation of new or revised regulatory decisions, auditing these judgments required specialized knowledge of accounting for rate regulation and the rate setting process due its inherent complexities and pervasive impact on the financial statements.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the interpretation of new or revised, and the uncertainty of future, regulatory hearings, proposed regulatory decisions, final regulatory orders, and the strength or status of applications for rehearing or state court appeals included the following, among others:

•
We tested the effectiveness of management’s controls over the determination of regulatory assets or liabilities and the evaluation of the likelihood of (1) the recovery in future rates of costs incurred as property, plant, and equipment and deferred as regulatory assets, and (2) a refund or a future reduction in rates that should be reported as regulatory liabilities. We also tested the effectiveness of management’s controls over the initial recognition of amounts as utility plant; regulatory assets or liabilities; and the monitoring and evaluation of regulatory developments that may affect the likelihood of recovering costs in future rates or of a future reduction in rates.

•
We read regulatory orders issued by the Commission for the Company, regulatory statutes, interpretations, procedural memorandums, filings made by interveners, and other publicly available information to evaluate management’s interpretation of the accounting impacts of any new or revised regulatory decisions and their impact on measuring related regulatory assets and liabilities. We evaluated the external information and compared to management’s recorded regulatory asset and liability balances for completeness.

•
We obtained supporting documentation (such as letters or memorandums) from management, and internal and external legal counsel, as appropriate, regarding probability of recovery for regulatory assets or refund or future reduction in rates for regulatory liabilities not yet addressed in a regulatory order to assess management’s assertion that amounts are probable of recovery or a future reduction in rates.

•
We obtained supporting documentation from management regarding their interpretation of the intent of Commission decisions and evaluated management’s assumptions and methodologies used in measuring regulatory assets and liabilities for compliance with the related orders. We reconciled the underlying data or inputs used in the measurement to rate decisions approved by the Commission and tested the mathematical accuracy of the calculations.

•	We evaluated the Company’s disclosures related to the impacts of rate regulation, including the balances recorded and regulatory developments.

/s/ DELOITTE & TOUCHE LLP

San Francisco, California
February 27, 2020

We have served as the Company's auditor since 2008.

CALIFORNIA WATER SERVICE GROUP
Consolidated Balance Sheets

	December 31,
	2019	2018
	(In thousands, except per share data)
ASSETS
Utility plant:
Land	$45,047	$44,019
Depreciable plant and equipment	3,235,415	2,950,424
Construction work in progress	245,169	210,260
Intangible assets	24,854	24,743
Total utility plant	3,550,485	3,229,446
Less accumulated depreciation and amortization	(1,144,115)	(996,723)
Net utility plant	2,406,370	2,232,723
Current assets:
Cash and cash equivalents	42,653	47,176
Receivables: net of allowance for doubtful accounts of $771 and $757 in 2019 and 2018, respectively
Customers	32,058	30,037
Regulatory balancing accounts	38,225	42,394
Other	14,187	17,101
Unbilled revenue	34,879	33,427
Materials and supplies at weighted average cost	7,745	6,586
Taxes, prepaid expenses, and other assets	14,965	11,981
Total current assets	184,712	188,702
Other assets:
Regulatory assets	433,322	353,569
Goodwill	2,615	2,615
Other	84,289	60,095
Total other assets	520,226	416,279
TOTAL ASSETS	$3,111,308	$2,837,704
CAPITALIZATION AND LIABILITIES
Capitalization:
Common stock, $0.01 par value; 68,000 shares authorized, 48,532 and 48,065 outstanding in 2019 and 2018, respectively	$485	$481
Additional paid-in capital	362,275	337,623
Retained earnings	417,146	392,053
Total common stockholders' equity	779,906	730,157
Long-term debt, net	786,754	710,027
Total capitalization	1,566,660	1,440,184
Current liabilities:
Current maturities of long-term debt, net	21,868	104,911
Short-term borrowings	175,100	65,100
Accounts payable	108,463	95,580
Regulatory balancing accounts	4,462	12,213
Accrued other taxes	4,445	4,182
Accrued interest	5,810	5,674
Other accrued liabilities	38,573	33,506
Total current liabilities	358,721	321,166
Unamortized investment tax credits	1,575	1,649
Deferred income taxes	222,590	213,033
Regulatory liabilities	211,413	211,275
Pension and postretirement benefits other than pensions	258,907	193,538
Advances for construction	191,062	186,342
Contributions in aid of construction	241,537	225,270
Other long-term liabilities	58,843	45,247
Commitments and contingencies
TOTAL CAPITALIZATION AND LIABILITIES	$3,111,308	$2,837,704
See accompanying Notes to Consolidated Financial Statements.

CALIFORNIA WATER SERVICE GROUP
Consolidated Statements of Income

	For the Years Ended December 31,
	2019	2018	2017
	(In thousands, except per share data)
Operating revenue	$714,557	$698,196	$676,113
Operating expenses:
Operations:
Purchased water	212,461	207,103	199,081
Purchased power	31,362	31,080	28,862
Pump taxes	11,518	14,664	13,924
Administrative and general	108,617	100,781	93,326
Other operations	90,061	79,868	74,448
Maintenance	26,834	24,494	22,530
Depreciation and amortization	89,220	83,781	76,783
Income taxes	16,280	18,589	35,279
Property and other taxes	28,792	27,296	24,797
Total operating expenses	615,145	587,656	569,030
Net operating income	99,412	110,540	107,083
Other income and expenses:
Non-regulated revenue	19,205	18,272	15,898
Non-regulated expenses	(13,869)	(22,787)	(9,390)
Other components of net periodic benefit cost	(5,733)	(9,308)	(9,588)
Allowance for equity funds used during construction	6,685	3,954	3,750
Gain on sale of non-utility property	28	50	663
Income tax (expense) benefit on other income and expenses	(1,391)	2,717	(1,548)
Net other income (loss)	4,925	(7,102)	(215)
Interest expense:
Interest expense	44,891	39,917	36,288
Allowance for borrowed funds used during construction	(3,670)	(2,063)	(2,360)
Net interest expense	41,221	37,854	33,928
Net income	$63,116	$65,584	$72,940
Earnings per share:
Basic	$1.31	$1.36	$1.52
Diluted	$1.31	$1.36	$1.52
Weighted average number of common shares outstanding:
Basic	48,168	48,060	48,009
Diluted	48,168	48,060	48,009
See accompanying Notes to Consolidated Financial Statements.

CALIFORNIA WATER SERVICE GROUP
Consolidated Statements of Common Stockholders' Equity
For the Years Ended December 31, 2019, 2018 and 2017

	Common Stock		Additional Paid-in Capital	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
	(In thousands)
Balance at December 31, 2016	47,965	$480	$334,856	$324,135	$659,471
Net income				72,940	72,940
Issuance of common stock	88	1	2,877		2,878
Repurchase of common stock	(41)	(1)	(1,504)		(1,505)
Dividends paid on common stock ($0.720 per share)				(34,563)	(34,563)
Balance at December 31, 2017	48,012	480	336,229	362,512	699,221
Net income				65,584	65,584
Issuance of common stock	95	1	3,039		3,040
Repurchase of common stock	(42)	—	(1,645)		(1,645)
Dividends paid on common stock ($0.750 per share)				(36,043)	(36,043)
Balance at December 31, 2018	48,065	481	337,623	392,053	730,157
Net income				63,116	63,116
Issuance of common stock	515	5	27,148		27,153
Repurchase of common stock	(48)	(1)	(2,496)		(2,497)
Dividends paid on common stock ($0.790 per share)				(38,023)	(38,023)
Balance at December 31, 2019	48,532	$485	$362,275	$417,146	$779,906
See accompanying Notes to Consolidated Financial Statements.

CALIFORNIA WATER SERVICE GROUP
Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2019	2018	2017
	(In thousands)
Operating activities:
Net income	$63,116	$65,584	$72,940
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	91,288	85,707	78,592
Amortization of debt premium and expenses	744	1,099	920
Changes in normalized deferred income taxes	15,346	20,909	21,087
Change in value of life insurance contracts	(5,104)	2,334	(3,058)
Allowance for equity funds used during construction	(6,685)	(3,954)	(3,750)
Stock-based compensation	6,731	3,141	3,118
Gain on sale of non-utility properties	(28)	(50)	(663)
Write-off of capital costs	698	410	1,293
Changes in operating assets and liabilities:
Receivables	(4,580)	20,422	(31,871)
Unbilled revenue	(1,452)	(3,671)	(4,528)
Taxes, prepaid expenses, and other assets	(3,545)	(587)	(3,718)
Accounts payable	10,719	4,701	1,564
Other current liabilities	1,282	(4,382)	2,164
Other changes in noncurrent assets and liabilities	264	(12,644)	13,752
Net cash provided by operating activities	168,794	179,019	147,842
Investing activities:
Utility plant expenditures	(273,770)	(271,707)	(259,194)
Proceeds from sale of non-utility assets	28	59	666
TCP settlement proceeds	—	—	56,004
Life insurance benefits	—	3,491	1,558
Purchase of life insurance	(2,216)	(4,925)	(5,605)
Net cash used in investing activities	(275,958)	(273,082)	(206,571)
Financing activities:
Short-term borrowings	260,000	151,000	265,000
Repayment of short-term borrowings	(150,000)	(361,000)	(87,000)
Issuance of long-term debt, net of debt issuance costs of $1,796 for 2019, $617 for 2018, $0 for 2017	398,204	299,383	—
Advances and contributions in aid of construction	27,774	18,612	21,369
Refunds of advances for construction	(7,566)	(7,297)	(8,378)
Retirement of long-term debt	(405,568)	(16,532)	(26,829)
Repurchase of common stock	(2,497)	(1,645)	(1,505)
Issuance of common stock	20,423	—	—
Dividends paid	(38,023)	(36,043)	(34,563)
Net cash provided by financing activities	102,747	46,478	128,094
Change in cash, cash equivalents, and restricted cash	(4,417)	(47,585)	69,365
Cash, cash equivalents, and restricted cash at beginning of year	47,715	95,300	25,935
Cash, cash equivalents, and restricted cash at end of year	$43,298	$47,715	$95,300
Supplemental disclosures of cash flow information:
Cash paid (received) during the year for:
Interest (net of amounts capitalized)	$40,980	$35,941	$32,223
Income tax refunds	—	—	(1,697)
Supplemental disclosure of investing and financing non-cash activities:
Accrued payables for investments in utility plant	40,794	38,807	41,017
Utility plant contributed by developers	16,288	20,609	19,898
Litigation proceeds for TCP and MTBE contamination reclassified from liability to depreciable plant and equipment	13,968	32,315	2,420
See accompanying Notes to Consolidated Financial Statements.

CALIFORNIA WATER SERVICE GROUP
Notes to Consolidated Financial Statements
December 31, 2019, 2018, and 2017
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
Subsequent to the issuance of the Company's Consolidated Financial Statements for the year ended December 31, 2017, the Company identified an immaterial computational error related to the amount of authorized revenue recorded pursuant to the Company's pension and health cost balancing accounts. The Company corrected the error in the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. For additional information regarding the error and its correction, please refer to Note 17 of the Notes to Consolidated Financial Statements included in that report.
2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Operating Revenue
The following table disaggregates the Company’s operating revenue by source for the years ended December 31, 2019, 2018, and 2017:

	2019	2018	2017
Revenue from contracts with customers	$664,358	$674,736	$622,474
Regulatory balancing account revenue	50,199	23,460	53,639
Total operating revenue	$714,557	$698,196	$676,113

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

CALIFORNIA WATER SERVICE GROUP
Notes to Consolidated Financial Statements (Continued)
December 31, 2019, 2018, and 2017
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
Certain customers are not billed for volumetric consumption, but are instead billed a flat rate at the beginning of each monthly service period. The amount billed is initially deferred and subsequently recognized over the monthly service period, as the performance obligation is satisfied. The deferred revenue balance or contract liability, which is included in "other accrued liabilities" on the consolidated balance sheets, is inconsequential.
In the following table, revenue from contracts with customers is disaggregated by class of customers for the years ended December 31, 2019, 2018, and 2017:

	2019	2018	2017
Residential	$446,323	$450,062	$415,893
Business	129,223	130,041	118,279
Industrial	31,857	34,236	28,905
Public authorities	33,862	34,511	31,671
Other*	23,093	25,886	27,726
Total revenue from contracts with customers	$664,358	$674,736	$622,474

_______________________________________________________________________________
*    Other includes accrued unbilled revenue
Regulatory balancing account revenue
The Company’s ability to recover revenue requirements authorized by the California Public Utilities Commission (CPUC) in its triennial General Rate Case (GRC), is decoupled from the volume of the sales. Regulatory balancing account revenue is revenue related to rate mechanisms authorized in California by the CPUC, which allow the Company to recover the authorized revenue and are not considered contracts with customers. These mechanisms include the following:
The Water Revenue Adjustment Mechanism (WRAM) allows the Company to recognize the adopted level of volumetric revenues. The variance between adopted volumetric revenues and actual billed volumetric revenues for metered accounts is recorded as regulatory balancing account revenue.
Cost-recovery rates, such as the Modified Cost Balancing Account (MCBA), Conservation Balancing Account, Pension Cost Balancing Account, and Health Cost Balancing Account, generally provide for recovery of the adopted levels of expenses for purchased water, purchased power, pump taxes, water conservation program costs, pension, and health care. Variances between adopted and actual costs are recorded as regulatory balancing account revenue.
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

CALIFORNIA WATER SERVICE GROUP
Notes to Consolidated Financial Statements (Continued)
December 31, 2019, 2018, and 2017
Dollar amounts in thousands unless otherwise stated
2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Non-Regulated Revenue
The following tables disaggregate the Company’s non-regulated revenue by source for the years ended December 31, 2019, 2018, and 2017:

	2019	2018	2017
Operating and maintenance revenue	$12,655	$10,392	$8,621
Other non-regulated revenue	4,271	5,413	5,262
Non-regulated revenue from contracts with customers	$16,926	$15,805	$13,883
Lease revenue	2,279	2,467	2,015
Total non-regulated revenue	$19,205	$18,272	$15,898

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
Maturities of lease payments to be received are as follows:

Year Ending December 31,	Operating Leases
2020	$2,772
2021	2,012
2022	1,211
2023	725
2024	411
Thereafter	585

CALIFORNIA WATER SERVICE GROUP
Notes to Consolidated Financial Statements (Continued)
December 31, 2019, 2018, and 2017
Dollar amounts in thousands unless otherwise stated
2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Allowance for Doubtful Accounts
The Company provides an allowance for doubtful accounts receivable. The allowance is based upon specific identified accounts plus an estimate of uncollectible accounts based upon historical percentages. The balance of customer receivables is net of the allowance for doubtful accounts of $0.8 million as of December 31, 2019, 2018 and 2017.
The activities in the allowance for doubtful accounts were as follows:

	2019	2018	2017
Beginning Balance	$757	$773	$830
Provision for uncollectible accounts	1,664	1,703	1,570
Net write off of uncollectible accounts	(1,650)	(1,719)	(1,627)
Ending Balance	$771	$757	$773

Other Receivables
As of December 31, 2019 and 2018, other receivables were:

	2019	2018
Accounts receivable from developers	$6,299	$9,633
Other	7,888	7,468
Total other receivables	$14,187	$17,101

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
The following table represents depreciable plant and equipment as of December 31:

	2019	2018
Equipment	$726,475	$643,581
Office buildings and other structures	281,462	267,948
Transmission and distribution plant	2,227,478	2,038,895
Total	$3,235,415	$2,950,424

Depreciation of utility plant is computed on a straight-line basis over the assets' estimated useful lives including cost of removal of certain assets as follows:

Useful Lives
Equipment	5 to 50 years
Transmission and distribution plant	40 to 65 years
Office Buildings and other structures	50 years

The provision for depreciation expressed as a percentage of the aggregate depreciable asset balances was 2.96% in 2019, 3.02% in 2018, and 3.00% in 2017.

CALIFORNIA WATER SERVICE GROUP
Notes to Consolidated Financial Statements (Continued)
December 31, 2019, 2018, and 2017
Dollar amounts in thousands unless otherwise stated
2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

AFUDC
The AFUDC represents the capitalized cost of funds used to finance the construction of the utility plant. In general, AFUDC is applied to Cal Water construction projects requiring more than one month to complete. No AFUDC is applied to projects funded by customer advances for construction, contributions in aid of construction, or applicable state-revolving fund loans. AFUDC includes the net cost of borrowed funds and a rate of return on other funds when used, and is recovered through water rates as the utility plant is depreciated.
The amount of AFUDC related to equity funds and to borrowed funds for 2019, 2018, and 2017 are shown in the table below:

	2019	2018	2017
Allowance for equity funds used during construction	$6,685	$3,954	$3,750
Allowance for borrowed funds used during construction	3,670	2,063	2,360
Total	$10,355	$6,017	$6,110

Asset Retirement Obligation
The Company has a legal obligation to retire wells in accordance with State Water Resources Control Board regulations. In addition, upon decommission of a wastewater plant or lift station certain wastewater infrastructure would need to be retired in accordance with State Water Resources Control Board regulations. An asset retirement cost and corresponding retirement obligation is recorded when a well or waste water infrastructure is placed into service. As of December 31, 2019 and 2018, the retirement obligation is estimated to be $25.6 million and $24.3 million, respectively. The change only impacted the consolidated balance sheets as the Company recognizes a regulatory asset or liability for the timing differences between the recognition of expenses and costs recovered through the ratemaking process.
Cash, Cash Equivalents, and Restricted Cash
Cash and cash equivalents include highly liquid investments with remaining maturities of three months or less at the time of acquisition. In 2019 and 2018, restricted cash includes $0.6 million and $0.5 million, respectively, of proceeds collected through a surcharge on certain customers' bills plus interest earned on the proceeds and is used to service California Safe Drinking Water Bond obligations.
The following table provides a reconciliation of cash, cash equivalents, and restricted cash within the Consolidated Balance Sheets that total to the amounts shown on the Consolidated Statements of Cash Flows:

	December 31, 2019	December 31, 2018
Cash and cash equivalents	42,653	47,176
Restricted cash (included in "taxes, prepaid expenses, and other assets")	645	539
Total cash, cash equivalents, and restricted cash shown in the statements of cash flows	$43,298	$47,715

Regulatory Assets and Liabilities
Because the Company operates almost exclusively in a regulated business, the Company is subject to the accounting standards for regulated utilities. The Commissions in the states in which the Company operates establish rates that are designed to permit the recovery of the cost of service and a return on investment. The Company capitalizes and records regulatory assets for costs that would otherwise be charged to expense if it is probable that the incurred costs will be recovered in future rates. Regulatory assets are amortized over the future periods that the costs are expected to be recovered. If costs expected to be incurred in the future are currently being recovered through rates, the Company records those expected future costs as regulatory liabilities. In general, the Company does not earn a return on regulatory assets if the related costs do not accrue interest. Accordingly, the Company earns a return only on its regulatory assets for net WRAM and MCBA, pension cost balancing account, health cost balancing account, and interim rates receivable. In addition, the Company records regulatory liabilities when the Commissions require a refund to be made to the Company's customers over future periods.

CALIFORNIA WATER SERVICE GROUP
Notes to Consolidated Financial Statements (Continued)
December 31, 2019, 2018, and 2017
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
Cal Water submitted its 2018 GRC with the CPUC in July of 2019. As of February 27, 2020, the GRC approval is still pending.
Regulatory assets and liabilities were comprised of the following as of December 31:

	Recovery Period	2019	2018
Regulatory Assets
Pension and retiree group health	Indefinitely	$208,321	$156,947
Property-related temporary differences (tax benefits flowed through to customers)	Indefinitely	104,931	99,376
Other accrued benefits	Indefinitely	20,030	20,588
Net WRAM and MCBA long-term accounts receivable	1-2 years	25,465	17,134
Asset retirement obligations, net	Indefinitely	19,567	18,197
Interim rates long-term accounts receivable	1 year	4,642	4,642
Tank coating	10 years	13,535	11,196
Recoverable property losses	10 years	5,000	1,275
Pension cost balancing account	1 year	21,465	16,494
Other components of net periodic benefit cost	Indefinitely	5,145	3,221
Other regulatory assets	Various	5,221	4,499
Total Regulatory Assets		$433,322	$353,569
Regulatory Liabilities
Future tax benefits due to customers		$194,501	$180,205
Health cost balancing account		4,271	3,516
Conservation program		2,742	6,880
Net WRAM and MCBA long-term payable		211	222
Tax accounting memorandum account		806	5,039
Cost of capital memorandum account		151	2,834
1,2,3 trichloropropane settlement proceeds		8,426	12,142
Other regulatory liabilities		305	437
Total Regulatory Liabilities		$211,413	$211,275

The Company's pension and postretirement health care benefits regulatory asset represents the unfunded obligation of the Company’s pension and postretirement benefit plans which the Company expects to recover from customers in the future for these plans. These plans are discussed in further detail in Note 11. The pension cost balancing account regulatory asset and the health cost balancing account regulatory liability represent incurred pension and healthcare costs that exceeded/was below the cost recovery in rates and is recoverable/refundable from/to customers. The other components of net periodic benefit cost regulatory asset are authorized by the Commissions and are probable for rate recovery through the capital program.
The property-related temporary differences are primarily due to: (i) the difference between book and federal income tax depreciation on utility plant that was placed in service before the regulatory Commissions adopted normalization for rate making purposes; and (ii) certain (state) deferred taxes for which flow through accounting continues to be applied to originating deferred

CALIFORNIA WATER SERVICE GROUP
Notes to Consolidated Financial Statements (Continued)
December 31, 2019, 2018, and 2017
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
1,2,3 trichloropropane (TCP) settlement proceeds are discussed in Note 14.
Short-term regulatory assets and liabilities are excluded from the above table. The short-term regulatory assets for 2019 and 2018 were $38.2 million and $42.4 million, respectively. The short-term regulatory assets, as of December 31, 2019 and 2018, primarily consist of net WRAM and MCBA receivables. The short-term portion of regulatory liabilities for 2019 and 2018 were $4.5 million and $12.2 million, respectively. The short-term regulatory liabilities as of December 31, 2019, primarily consist of TCP settlement proceeds, tax accounting memorandum account refunds, and cost of capital memorandum account refunds. As of December 31, 2018, the short-term regulatory liabilities primarily consist of TCP settlement proceeds and net WRAM and MCBA liability balances.
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

CALIFORNIA WATER SERVICE GROUP
Notes to Consolidated Financial Statements (Continued)
December 31, 2019, 2018, and 2017
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
Long-Term Debt Premium, Discount and Expense
The premiums, discounts, and issuance expenses on long-term debt are amortized over the original lives of the related debt on a straight-line basis which approximates the effective interest method. Premiums paid on the early redemption of certain debt and the unamortized original issuance discount and expense are amortized over the life of new debt issued in conjunction with the early redemption. Amortization expense included in interest expense for 2019, 2018, and 2017 was $0.7 million, $1.1 million, and $0.9 million, respectively.
Advances for Construction
Advances for construction consist of payments received from developers for installation of water production and distribution facilities to serve new developments. Advances are excluded from rate base for rate setting purposes. Annual refunds are made to developers without interest. Advances of $191.1 million, and $186.3 million at December 31, 2019 and 2018, respectively, will be refunded primarily over a 40-year period in equal annual amounts. Estimated refunds of advances are shown in the table below.

Year Ending December 31,	Refunds of Advances
2020	$7,628
2021	7,627
2022	7,627
2023	7,627
2024	7,627
Thereafter	152,926
Total refunds	$191,062

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

CALIFORNIA WATER SERVICE GROUP
Notes to Consolidated Financial Statements (Continued)
December 31, 2019, 2018, and 2017
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
Earnings per Share
The computations of basic and diluted earnings per share are noted below. Basic earnings per share are computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts were exercised or converted into common stock. Restricted Stock Awards (RSAs) are included in the common shares outstanding because the shares have all the same voting and dividend rights as issued and unrestricted common stock. Restricted Stock Unit Awards (RSUs) are not included in diluted shares for financial reporting until authorized by the Organization & Compensation Committee of the Board of Directors.

	2019	2018	2017
	(In thousands, except per share data)
Net income available to common stockholders	$63,116	$65,584	$72,940
Weighted average common shares, basic	48,168	48,060	48,009
Weighted average common shares, dilutive	48,168	48,060	48,009
Earnings per share—basic	$1.31	$1.36	$1.52
Earnings per share—diluted	$1.31	$1.36	$1.52

Stock-based Compensation
Stock-based compensation cost is measured at the grant date based on the fair value of the award. The Company recognizes compensation expense on a straight-line basis over the requisite service period, which is the vesting period.
Comprehensive Income or Loss
Comprehensive income for all periods presented was the same as net income.
Accumulated Other Comprehensive Income
The Company did not have any accumulated other comprehensive income or loss transactions as of December 31, 2019 and 2018.
Adoption of New Accounting Standards in 2019
In February of 2016, the Financial Accounting Standards Board (FASB) issued guidance on leases, with amendments in 2018. The guidance requires lessees to recognize an asset and liability on the balance sheet for all of their lease obligations. Operating leases were previously not recognized on the balance sheet.
The Company adopted the standard using the modified retrospective method for its existing leases and did not restate its comparative periods in the period of adoption. The Company completed its review of its lease portfolio including significant

CALIFORNIA WATER SERVICE GROUP
Notes to Consolidated Financial Statements (Continued)
December 31, 2019, 2018, and 2017
Dollar amounts in thousands unless otherwise stated
2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

leases and the Company designed and implemented new controls as part of the adoption of the new standard. The implementation increased lease assets and lease liabilities on the Consolidated Balance Sheet by $13.8 million as of January 1, 2019.
The Company elected certain practical expedients and carried forward historical conclusions related to (1) contracts that contain leases, (2) existing lease classification for any expired or existing leases, and (3) initial direct costs for any existing leases. The Company also applied the practical expedient that allowed the Company to elect, as an accounting policy, by asset class, to include both lease and non-lease components as a single component and account for it as a lease. The Company applied the short-term lease exception which allowed the Company to not have to apply the recognition requirements of the new leasing guidance for short-term leases and to recognize lease payments in net income on a straight-line basis over the lease term. Otherwise, the new standard did not have a material impact on the remaining consolidated financial statements.
New Accounting Standards Issued But Not Yet Adopted in 2019
In June of 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which changed the impairment model for certain financial assets that have a contractual right to receive cash, including trade and loan receivables. The new model required recognition based upon an estimation of expected credit losses rather than recognition of losses when it is probable that they have been incurred. ASU 2016-13 was effective for annual reporting periods beginning after December 15, 2019, with early adoption permitted. The Company adopted the standard utilizing the modified retrospective method for its trade receivables and unbilled revenue on January 1, 2020. Based on the composition of the Company’s trade receivables and unbilled revenue, and expected future losses, the adoption of ASU 2016-13 is not expected to have a material impact on its consolidated financial statements.
In January of 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which eliminated step 2 of goodwill impairment test, which required a hypothetical purchase price allocation to measure goodwill impairment. Under the new guidance, a goodwill impairment loss will be measured at the amount by which a reporting unit’s carrying amount exceeds its fair value, not to exceed the carrying amount of goodwill. ASU 2017-04 was effective for annual reporting periods beginning after December 15, 2019, with early adoption permitted for any impairment test performed on testing dates after January 1, 2017. The Company adopted the standard on January 1, 2020 and the adoption of the standard is not expected to have a material impact on its consolidated financial statements.
In August of 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure for Fair Value Measurement, which modified the disclosure requirements on fair value measurements. The modifications in this update eliminated, amended, and added disclosure requirements for fair value measurements. ASU 2018-13 was effective for annual reporting periods beginning after December 15, 2019, with early adoption permitted. As required by the standard, the Company adopted the standard prospectively and retrospectively depending on the requirements of ASU 2018-13 on January 1, 2020. Since the Company, does not have level 3 fair value measurements or transfers between level 1 and level 2 fair value measurements, the Company does not expect the adoption of the standard to have a material impact on its footnote disclosures.
In August of 2018, the FASB issued ASU No. 2018-14, an amendment to ASC 715, Compensation - Retirement Benefits - General (subtopic 715-20) Disclosure Framework: Changes to the Disclosure Requirements for Defined Benefit Plans, which modifies the disclosures required for defined benefit pension and other postretirement benefit plans. ASU 2018-14 removes disclosures that are no longer considered cost-beneficial, clarifies the specific requirements of certain disclosures and adds new disclosure requirements identified as relevant. The guidance is effective for fiscal years beginning after December 15, 2020, with early adoption permitted. Upon adoption, the amendments will be applied on a retrospective basis. The Company is evaluating the requirements of the guidance to determine the impact on the Company's disclosures upon adoption.

CALIFORNIA WATER SERVICE GROUP
Notes to Consolidated Financial Statements (Continued)
December 31, 2019, 2018, and 2017
Dollar amounts in thousands unless otherwise stated

3 OTHER INCOME AND EXPENSES
The Company conducts various non-regulated activities as reflected in the table below:

	2019		2018		2017
	Revenue	Expense	Revenue	Expense	Revenue	Expense
Operating and maintenance	$12,655	$13,791	$10,392	$11,895	$8,621	$8,847
Leases	2,279	35	2,467	135	2,015	182
Design and construction	1,745	1,612	1,273	1,202	1,918	1,635
Meter reading and billing	412	163	391	157	256	(6)
Interest income	92	—	133	—	68	—
Change in value of life insurance contracts (gain) loss	—	(5,104)	—	2,340	—	(3,057)
Other non-regulated income and expenses	2,022	3,372	3,616	7,058	3,020	1,789
Total	$19,205	$13,869	$18,272	$22,787	$15,898	$9,390

Operating and maintenance services and meter reading and billing services are provided for water and wastewater systems owned by private companies and municipalities. The agreements typically call for a fee-per-service or a flat-rate amount per month. Leases have been entered into with telecommunications companies for cellular phone antennas placed on the Company's property. Design and construction services are for the design and installation of water mains and other water infrastructure for others outside the Company's regulated service areas. Third-party insurance program gains and losses are included in other non-regulated income and expenses. The 2018 other non-regulated income and expenses included $5.4 million of business development expenses.
4 INTANGIBLE ASSETS
As of December 31, 2019 and 2018, intangible assets that will continue to be amortized and those not amortized were:

	Weighted Average Amortization Period (years)	2019			2018
		Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Amortized intangible assets:
Water pumping rights	usage	$1,084	$116	$968	$1,084	$112	$972
Water planning studies	13	18,476	12,950	5,526	18,364	11,899	6,465
Leasehold improvements and other	17	1,519	889	630	1,519	882	637
Total		$21,079	$13,955	$7,124	$20,967	$12,893	$8,074
Unamortized intangible assets:
Perpetual water rights and other		$3,776	$—	$3,776	$3,776	$—	$3,776

Water pumping rights usage is the amount of water pumped from aquifers to be treated and distributed to customers.
For the year ended December 31, 2019, 2018, and 2017, amortization of intangible assets was $1.5 million, $1.7 million, $1.6 million, respectively.

CALIFORNIA WATER SERVICE GROUP
Notes to Consolidated Financial Statements (Continued)
December 31, 2019, 2018, and 2017
Dollar amounts in thousands unless otherwise stated
4 INTANGIBLE ASSETS (Continued)

Estimated future amortization expense related to intangible assets are shown in the table below:

Year Ending December 31,	Estimated Future Amortization Expense Related to Intangible Assets
2020	$958
2021	870
2022	747
2023	569
2024	446
Thereafter	3,534
Total	$7,124

5 PREFERRED STOCK
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
6 COMMON STOCKHOLDERS' EQUITY
As of December 31, 2019 and 2018, 48,532,199 shares and 48,064,707 shares, respectively, of common stock were issued and outstanding.
Effective January 1, 2019, the Company implemented an Employee Stock Purchase Plan (ESPP). Under the ESPP, qualified employees are permitted to purchase the Company’s common stock at 90% of the market value of the common stock on the specified stock purchase date. The ESPP is deemed compensatory and compensation costs will be accounted for under ASC 718, Stock Compensation. Employees’ payroll deductions for common stock purchases may not exceed 10% of their salaries. Employees may purchase up to 2,000 shares per period provided that the value of the shares purchased in any calendar year may not exceed $25,000, as calculated pursuant to the ESPP. The Company's recorded expense was $0.2 million for 2019 and the Company has issued 35,281 shares of common stock related to the ESPP.
On October 31, 2019, the Company entered into an equity distribution agreement to sell shares of its common stock having an aggregate gross sales price of up to $300.0 million from time to time depending on market conditions through an at-the-market equity program over the next three years. The Company intends to use the net proceeds from these sales, after deducting commissions on such sales and offering expenses, for general corporate purposes, which may include working capital, construction and acquisition expenditures, investments and repurchases, and redemptions of securities. From October 31, 2019 to December 31, 2019, the Company sold 381,105 shares of common stock through the at-the-market equity program and raised proceeds of $19.3 million net of $0.2 million in commissions paid under the equity distribution agreement. The Company also incurred $0.5 million of equity issuance costs.
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

CALIFORNIA WATER SERVICE GROUP
Notes to Consolidated Financial Statements (Continued)
December 31, 2019 and 2018
Dollar amounts in thousands unless otherwise stated

7 SHORT-TERM BORROWINGS
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
As of December 31, 2019 and 2018, the outstanding borrowings on the Company lines of credit were $55.1 million. The borrowings on the Cal Water lines of credit was $120.0 million and $10.0 million as of December 31, 2019 and 2018, respectively. The average borrowing rate for borrowings on the Company and Cal Water lines of credit during 2019 was 3.23% compared to 2.91% for the same period last year.

CALIFORNIA WATER SERVICE GROUP
Notes to Consolidated Financial Statements (Continued)
December 31, 2019 and 2018
Dollar amounts in thousands unless otherwise stated
8 LONG-TERM DEBT

As of December 31, 2019 and 2018, long-term debt outstanding was:

	Series	Interest Rate	Maturity Date	2019	2018
First Mortgage Bonds	YYY	4.170%	2059	$200,000	$—
	WWW	4.070%	2049	100,000	—
	VVV	3.400%	2029	100,000	—
	TTT	4.610%	2056	10,000	10,000
	SSS	4.410%	2046	40,000	40,000
	QQQ	3.330%	2025	50,000	50,000
	RRR	4.310%	2045	50,000	50,000
	PPP	5.500%	2040	100,000	100,000
	LL	5.875%	2019	—	100,000
	UUU	3-month LIBOR plus 70 basis points	2020	—	300,000
	AAA	7.280%	2025	20,000	20,000
	BBB	6.770%	2028	20,000	20,000
	CCC	8.150%	2030	20,000	20,000
	DDD	7.130%	2031	20,000	20,000
	EEE	7.110%	2032	20,000	20,000
	GGG	5.290%	2022	5,455	7,273
	HHH	5.290%	2022	5,455	7,273
	III	5.540%	2023	3,636	4,546
	OOO	6.020%	2031	20,000	20,000
	CC	9.860%	2020	16,700	16,800
Total First Mortgage Bonds				801,246	805,892
California Department of Water Resources Loans		3.0% to 7.0%	2019 - 39	5,604	5,830
Other long-term debt				6,465	6,978
Unamortized debt issuance costs				(4,693)	(3,762)
Total long-term debt, net of unamortized debt issuance costs				808,622	814,938
Less current maturities of long-term debt, net				21,868	104,911
Long-term debt, net				$786,754	$710,027

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

CALIFORNIA WATER SERVICE GROUP
Notes to Consolidated Financial Statements (Continued)
December 31, 2019, 2018, and 2017
Dollar amounts in thousands unless otherwise stated
8 LONG-TERM DEBT (Continued)

On September 13, 2018, Cal Water sold $300.0 million of floating rate First Mortgage Bonds UUU due in September of 2020 in a private placement. The floating interest rate was set at three-month LIBOR plus 70 basis points, accrued quarterly, and was payable in arrears. The bonds were redeemed at par during the second quarter of 2019. In 2019, Cal Water also repaid $100.0 million of First Mortgage Bonds LL, which matured in 2019. In 2018, Cal Water repaid $10.9 million of First Mortgage Bonds JJJ and LLL, which matured in 2018.
On October 4, 2011, Cal Water entered into a capital lease arrangement with the City of Hawthorne to operate the City's water system for a 15-year period. The $5.2 million and $5.8 million capital lease liability as of December 31, 2019 and 2018 is included in other long-term debt and current maturities set forth above.
9 OTHER ACCRUED LIABILITIES
As of December 31, 2019 and 2018, other accrued liabilities were:

	2019	2018
Accrued and deferred compensation	$22,543	$20,229
Accrued benefits and workers' compensation claims	6,241	5,896
Unearned revenue and customer deposit	2,024	1,915
Due to contracts and agencies	3,325	3,196
Current portion of operating lease	1,452	—
Other	2,988	2,270
Total other accrued liabilities	$38,573	$33,506

10 INCOME TAXES
Income tax expense (benefit) consisted of the following:

	Federal	State	Total
2019
Current	$—	$3	$3
Deferred	15,582	2,086	17,668
Total	$15,582	$2,089	$17,671
2018
Current	$—	$3	$3
Deferred	15,995	(126)	15,869
Total	$15,995	$(123)	$15,872
2017
Current	$—	$3	$3
Deferred	35,881	943	36,824
Total income tax	$35,881	$946	$36,827

The Company's 2019, 2018 and 2017 qualified tax repairs and maintenance deductions totaled $70.0 million, $102.0 million, and $85.9 million, respectively.
The total federal NOL carry-forward was $57.3 million and the state of California NOL carry-forward was $95.2 million as of December 31, 2019. Management has concluded that the NOL carry-forward amounts are more likely than not to be recovered and therefore require no valuation allowance. The loss and credit carry-forward will begin to expire in 2027.

CALIFORNIA WATER SERVICE GROUP
Notes to Consolidated Financial Statements (Continued)
December 31, 2019, 2018, and 2017
Dollar amounts in thousands unless otherwise stated
10 INCOME TAXES (Continued)

As of December 31, 2019, the California Enterprise Zone (EZ) credit was $4.2 million net of federal tax benefit for qualified property purchased before January 1, 2015, and placed in service before January 1, 2016. The Company has carry-forward California EZ credits of $2.2 million net of any unrecognized tax benefit. Unused State of California EZ credits can carry-forward until 2024.
The difference between the recorded and the statutory income tax expense is reconciled in the table below:

	2019	2018	2017
Statutory income tax	$16,965	$17,105	$38,419
Increase (reduction) in taxes due to:
State income taxes net of federal tax benefit	5,639	5,685	6,017
Effect of regulatory treatment of fixed asset differences	(3,696)	(5,954)	(4,584)
Investment tax credits	(74)	(74)	(74)
AFUDC equity	(1,870)	(1,106)	(1,528)
Share base stock compensation	302	(278)	(581)
Other	405	494	(842)
Total income tax	$17,671	$15,872	$36,827

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
A TCJA refund of $108.0 million was recorded as a provisional estimate on December 31, 2017. During the year of 2019, the Company further analyzed its deferred tax balances, tax regulatory asset and tax regulatory liability. As a result, the TCJA refund was $121.0 million, with gross up $47.0 million, total regulatory liabilities for TCJA was $168.0 million as of December 31, 2019. The Company continued working with state regulators to finalize the ratepayer net refund of $121.0 million to ensure compliance with federal normalization rules. Changes in interpretations, guidance on legislative intent, and any changes in accounting standards for income taxes in response to the TCJA could impact the recorded amounts.

CALIFORNIA WATER SERVICE GROUP
Notes to Consolidated Financial Statements (Continued)
December 31, 2019, 2018, and 2017
Dollar amounts in thousands unless otherwise stated
10 INCOME TAXES (Continued)

The deferred tax assets and deferred tax liabilities as of December 31, 2019 and 2018, are presented in the following table:

	2019	2018
Deferred tax assets:
Developer deposits for extension agreements and contributions in aid of construction	$25,114	$39,074
Net operating loss carryforward and tax credits	11,029	8,257
Pension liability	10,095	8,725
Income tax regulatory liability	47,196	44,072
Operating leases liabilities	4,024	—
Other	2,975	4,273
Total deferred tax assets	100,433	104,401
Deferred tax liabilities:
Property related basis and depreciation differences	297,470	288,544
WRAM/MCBA and interim rates balancing accounts	17,771	26,348
Operating lease-right to use asset	4,030	—
Other	3,752	2,542
Total deferred tax liabilities	323,023	317,434
Net deferred tax liabilities	$222,590	$213,033

The developer deposits for extension agreements and contributions in aid of construction (CIAC) decreased as compared to 2018 due to the method change in extension agreement tax treatment. For extension agreements, all developer deposits for service are taxable prior to 2019 for both federal and CA income tax purposes. The Company filed a method change with the IRS and received approval in 2019 to treat the extension agreement receipt from developer as a loan effective January 1, 2019. The state of California conformed with the IRS method change. For CIAC, all receipts from developers are taxable after TCJA for federal tax purpose. Only receipts for services are taxable for the state of California.
A valuation allowance was not required at December 31, 2019 and 2018. Based on historical taxable income and future taxable income projections over the period in which the deferred assets are deductible, management believes it is more likely than not that the Company will realize the benefits of the deductible differences.
The following table reconciles the changes in unrecognized tax benefits:

	December 31, 2019	December 31, 2018	December 31, 2017
Balance at beginning of year	$9,716	$11,058	$10,499
Additions for tax positions taken during current year	1,292	1,787	559
Reduction to prior year tax position	—	(3,129)	—
Balance at end of year	$11,008	$9,716	$11,058

The Company does not expect a material change in its unrecognized tax benefits within the next 12 months. The component of unrecognized tax benefits that, if recognized, would affect the effective tax rate as of December 31, 2019, was $3.1 million, with the remaining balance representing the potential deferral of taxes to later years.
The Company's federal income tax years subject to an examination are from 2013 to 2019 and the state income tax years subject to an examination are from 2012 to 2019.

CALIFORNIA WATER SERVICE GROUP
Notes to Consolidated Financial Statements (Continued)
December 31, 2019, 2018, and 2017
Dollar amounts in thousands unless otherwise stated
11 EMPLOYEE BENEFIT PLANS

Savings Plan
The Company sponsors a 401(k) qualified defined contribution savings plan that allows participants to contribute up to 20% of pre-tax compensation. Effective January 1, 2010, the Company matches 75 cents for each dollar contributed by the employee up to a maximum Company match of 6.0% of base salary. Company contributions were $6.5 million, $6.0 million, and $5.6 million, for the years 2019, 2018, and 2017, respectively.
Pension Plans
The Company provides a qualified, defined-benefit, non-contributory pension plan for substantially all employees. The accumulated benefit obligations of the pension plan are $615.5 million and $492.4 million as of December 31, 2019 and 2018, respectively. The fair value of pension plan assets was $573.6 million and $469.8 million as of December 31, 2019 and 2018, respectively.
Prior to 2010, pension payment obligations were generally funded by the purchase of an annuity from a life insurance company. Beginning in 2010, the pension plan trust pays monthly benefits to retirees, rather than the purchase of an annuity.
The Company also maintains an unfunded, non-qualified, supplemental executive retirement plan (SERP). The unfunded SERP accumulated benefit obligations were $71.8 million and $56.8 million as of December 31, 2019 and 2018, respectively. Benefit payments under the supplemental executive retirement plan are paid currently.
Expected payments to be made for the pension and SERP plans are shown in the table below:

Year Ending December 31,	Pension	SERP	Total
2020	$13,765	$2,086	$15,851
2021	15,332	2,196	17,528
2022	16,992	2,336	19,328
2023	18,749	2,416	21,165
2024	20,517	2,415	22,932
2025-2029	130,341	12,907	143,248
Total payments	$215,696	$24,356	$240,052
The expected benefit payments are based upon the same assumptions used to measure the Company's benefit obligation at December 31, 2019, and include estimated future employee service.
The costs of the pension and retirement plans are charged to expense and utility plant. The Company makes annual contributions to fund the amounts accrued for pension cost.
Other Postretirement Plan
The Company provides substantially all active, permanent employees with medical, dental, and vision benefits through a self-insured plan. Employees retiring at or after age 58, along with their spouses and dependents, continue participation in the plan by payment of a premium. Plan assets are invested in mutual funds, short-term money market instruments and commercial paper based upon a similar asset mix to the pension plan. Retired employees are also provided with a $10,000 dollar life insurance benefit.
The Company records the costs of postretirement benefits other than pensions (PBOP) during the employees' years of active service. Postretirement benefit expense recorded in 2019, 2018, and 2017, was $7.9 million, $8.8 million, and $8.5 million, respectively. The remaining net periodic benefit cost was $2.1 million at December 31, 2019, and is being recovered through future customer rates and is recorded as a regulatory asset.

CALIFORNIA WATER SERVICE GROUP
Notes to Consolidated Financial Statements (Continued)
December 31, 2019, 2018, and 2017
Dollar amounts in thousands unless otherwise stated
11 EMPLOYEE BENEFIT PLANS (Continued)

The expected benefit payments, net of retiree premiums and Medicare Part D subsidies, are shown in the table below.

Year Ending December 31,	Expected Benefit Payments Before Medicare Part D Subsidy	Effect of Medicare Part D Subsidy on Expected Benefit Payments	Expected Benefit Payments Net of Medicare Part D Subsidy
2020	$3,305	$(267)	$3,038
2021	3,645	(301)	3,344
2022	4,011	(336)	3,675
2023	4,417	(371)	4,046
2024	4,864	(404)	4,460
2025-2029	29,403	(2,656)	26,747
Total payments	$49,645	$(4,335)	$45,310
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
Additionally, the rate of return of the total fund is measured periodically against an index comprised of 35% of the Standard & Poor's Index, 15% of the Russell 2000 Index, 10% of the MSCI EAFE Index, and 40% of the Bloomberg Barclays U.S. Aggregate Bond Index. The index is consistent with the Company's rate of return objective and indicates the Company's long-term asset allocation objective.
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
The Company's target asset allocation percentages for major categories of the pension plan are reflected in the table below:

	Minimum Exposure	Target	Maximum Exposure
Fixed Income	35%	40%	45%
Total Domestic Equity:	40%	50%	60%
Small/Mid Cap Stocks	10%	15%	20%
Large Cap Stocks	30%	35%	45%
Non-U.S. Equities	5%	10%	15%

The fixed income category includes money market funds, short-term bond funds, and cash. The majority of fixed income investments range in maturities from less than 1 to 5 years.
The Company's target allocation percentages for the PBOP trust is similar to the pension plan.

CALIFORNIA WATER SERVICE GROUP
Notes to Consolidated Financial Statements (Continued)
December 31, 2019, 2018, and 2017
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
December 31, 2019, 2018, and 2017
Dollar amounts in thousands unless otherwise stated
11 EMPLOYEE BENEFIT PLANS (Continued)

The following tables present the fair value of plan assets by major asset category at December 31, 2019 and 2018:

	December 31,2019
	Pension Benefits				Other Benefits
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Fixed Income	$91,231	$—	$—	$91,231	$50,277	$—	$—	$50,277
Domestic Equity: Small/Mid Cap Stocks	43,238	—	—	43,238	—	—	—	—
Domestic Equity: Large Cap Stocks	155,645	—	—	155,645	78,277	—	—	78,277
Non U.S. Equities	28,874	—	—	28,874	—	—	—	—
Assets measured at net asset value (NAV)				254,587				—
Total Plan Assets	$318,988	$—	$—	$573,575	$128,554	$—	$—	$128,554

	December 31,2018
	Pension Benefits				Other Benefits
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Fixed Income	$188,934	$—	$—	$188,934	$45,446	$—	$—	$45,446
Domestic Equity: Small/Mid Cap Stocks	68,843	—	—	68,843	—	—	—	—
Domestic Equity: Large Cap Stocks	165,862	—	—	165,862	57,179	—	—	57,179
Non U.S. Equities	46,135	—	—	46,135	—	—	—
Assets measured at NAV				—				—
Total Plan Assets	$469,774	$—	$—	$469,774	$102,625	$—	$—	$102,625

The pension benefits fixed income category includes $8.9 million and $5.0 million of money market fund investments as of December 31, 2019 and 2018, respectively. The other benefits fixed income category includes $4.5 million and $9.8 million of money market fund investments as of December 31, 2019 and 2018, respectively.
Assets measured at NAV include investments in commingled funds that are comprised of fixed income and equity securities. These commingled funds are not publicly traded, and therefore no publicly quoted market price is readily available. The values of the commingled funds are measured at estimated fair value, which is determined based on the unit value of the funds and have not been classified in the fair value hierarchy tables above. There are no restrictions on the terms and conditions upon which the investments may be redeemed.

CALIFORNIA WATER SERVICE GROUP
Notes to Consolidated Financial Statements (Continued)
December 31, 2019, 2018, and 2017
Dollar amounts in thousands unless otherwise stated
11 EMPLOYEE BENEFIT PLANS (Continued)

Changes in Plan Assets, Benefits Obligations, and Funded Status
The following table reconciles the funded status of the plans with the accrued pension liability and the net postretirement benefit liability as of December 31, 2019 and 2018:

	Pension Benefits		Other Benefits
	2019	2018	2019	2018
Change in projected benefit obligation:
Beginning of year	$639,921	$671,334	$127,204	$143,368
Service cost	26,718	29,027	7,475	8,317
Interest cost	26,966	23,994	5,441	4,873
Assumption change	122,779	(80,192)	13,695	(21,672)
Plan amendment	—	—	—	2,203
Experience loss (gain)	10,451	8,523	(1,994)	(8,226)
Benefits paid, net of retiree premiums	(14,806)	(12,765)	(1,306)	(1,659)
End of year	$812,029	$639,921	$150,515	$127,204
Change in plan assets:
Fair value of plan assets at beginning of year	$469,774	$460,878	$102,625	$100,563
Actual return on plan assets	97,811	(22,576)	19,730	(4,320)
Employer contributions	20,796	44,237	7,505	8,041
Retiree contributions and Medicare part D subsidies	—	—	1,874	2,025
Benefits paid	(14,806)	(12,765)	(3,180)	(3,684)
Fair value of plan assets at end of year	$573,575	$469,774	$128,554	$102,625
Funded status(1)	$(238,454)	$(170,147)	$(21,961)	$(24,579)
Unrecognized actuarial loss	177,750	117,973	15,822	18,618
Unrecognized prior service cost	10,242	15,290	2,129	2,326
Net amount recognized	$(50,462)	$(36,884)	$(4,010)	$(3,635)
_______________________________________________________________________________

(1)
The short-term portion of the pension benefits was $2.1 million as of December 31, 2019 and $1.9 million as of December 31, 2018 and is recorded as part of other accrued liabilities on the Company's 2019 and 2018 Consolidated Balance Sheets.

Amounts recognized on the balance sheet consist of:

	Pension Benefits		Other Benefits
	2019	2018	2019	2018
Accrued benefit costs	$62	$62	$(2,441)	$(2,802)
Accrued benefit liability	(238,454)	(170,147)	(21,961)	(24,579)
Regulatory asset	187,930	133,201	20,392	23,746
Net amount recognized	$(50,462)	$(36,884)	$(4,010)	$(3,635)

CALIFORNIA WATER SERVICE GROUP
Notes to Consolidated Financial Statements (Continued)
December 31, 2019, 2018, and 2017
Dollar amounts in thousands unless otherwise stated
11 EMPLOYEE BENEFIT PLANS (Continued)

Valuation Assumptions
Below are the actuarial assumptions used in determining the benefit obligation for the benefit plans:

	Pension Benefits		Other Benefits
	2019	2018	2019	2018
Weighted average assumptions as of December 31:
Discount rate	3.20%	4.20%	3.25%	4.25%
Long-term rate of return on plan assets	6.25%	6.50%	5.50%	5.50%
Rate of compensation increases - pension plan	3.25%	3.25%	—	—
Rate of compensation increases - SERP	3.75%	3.75%	—	—
Cost of living adjustment	2.50%	2.50%	—	—

The discount rate was derived from the FTSE Pension Discount Curve using the expected payouts for the plan. The long-term rate of return assumption is the expected rate of return on a balanced portfolio invested roughly 60% in equities and 40% in fixed income securities. Returns on equity investments were estimated based on estimates of dividend yield and real earnings added to a 2.50% long-term inflation rate. For the pension plans, the assumed returns were 7.25% for domestic equities and 8.56% for foreign equities. For the other benefits plan, the assumed returns was 6.88% for domestic equities. Returns on fixed-income investments were projected based on investment maturities and credit spreads added to a 2.50% long-term inflation rate. For the pension and other benefit plans, the assumed returns were 3.97% for fixed income investments and 2.34% for short-term cash investments. The average return for the pension and other benefit plans for the last 5 and 10 years was 7.60% and 8.60%, respectively. The Company is using a long-term rate of return of 6.25% for the pension plan and 5.50% for the other benefit plan, which is between the 25th and 75th percentile of expected results.
In 2019, the Company used the Society of Actuaries' Pri-2012 Total Dataset Mortality Tables for private-sector retirement plans in the United States and Mortality Improvement Scale (MP-2019) for measuring retirement plan obligations.
Components of Net Periodic Benefit Cost
Net periodic benefit costs for the pension and other postretirement plans for the years ended December 31, 2019 and 2018, included the following components:

	Pension Plan			Other Benefits
	2019	2018	2017	2019	2018	2017
Service cost	$26,718	$29,027	$23,801	$7,475	$8,317	$7,152
Interest cost	26,966	23,994	23,256	5,441	4,873	4,988
Expected return on plan assets	(30,285)	(27,702)	(24,119)	(5,794)	(5,639)	(4,875)
Net amortization and deferral	10,975	16,233	12,962	758	1,281	1,186
Net periodic benefit cost	$34,374	$41,552	$35,900	$7,880	$8,832	$8,451

Service cost portion of the pension plan and other postretirement benefits is recognized in administrative and general within the Consolidated Statements of Income. Other components of net periodic benefit costs include interest costs, expected return on plan assets, amortization of prior service costs, and recognized net actuarial loss and are reported together as other components of net periodic benefit cost within the Consolidated Statements of Income.

CALIFORNIA WATER SERVICE GROUP
Notes to Consolidated Financial Statements (Continued)
December 31, 2019, 2018, and 2017
Dollar amounts in thousands unless otherwise stated
11 EMPLOYEE BENEFIT PLANS (Continued)

Below are the actuarial assumptions used in determining the net periodic benefit costs for the benefit plans, which uses the end of the prior year as the measurement date:

	Pension Benefits		Other Benefits
	2019	2018	2019	2018
Weighted average assumptions as of December 31:
Discount rate	4.20%	3.60%	4.25%	3.65%
Long-term rate of return on plan assets	6.50%	6.50%	5.50%	5.50%
Rate of compensation increases - pension plan	3.25%	3.25%	—	—
Rate of compensation increases - SERP	3.75%	3.75%	—	—
Cost of living adjustment	2.50%	2.50%

The health care cost trend rate assumption has a significant effect on the amounts reported. For 2019 measurement purposes, the Company assumed a 7.0% annual rate of increase in the per capita cost of covered benefits with the rate decreasing to 5.3% by 2022, then gradually grading down to 4.3% over the next 50 years. A 1-percentage point change in assumed health care cost trends is estimated to have the following effect:

	1-Percentage Point Increase	1-Percentage Point (Decrease)
Effect on total service and interest costs	$3,610	$(2,650)
Effect on accumulated postretirement benefit obligation	$33,945	$(25,757)

The Company intends to make annual contributions that meet the funding requirements of ERISA. The Company estimates in 2020 that the annual contribution to the pension plans will be $38.0 million and the annual contribution to the other postretirement plan will be $7.5 million.
12 STOCK-BASED COMPENSATION PLANS
The Company's equity incentive plan was approved and amended by stockholders on April 27, 2005 and May 20, 2014. The Company is authorized to issue awards up to 2,000,000 shares of common stock.
The following table lists the number of annual RSAs granted and canceled in 2019 and 2018:

	2019	2018
RSAs granted	36,691	47,273
RSAs canceled	17,134	19,742

Officer RSAs granted in 2019 and 2018 vest over 36 months with the first year cliff vesting. Director RSAs generally vest at the end of 12 months. During 2019 and 2018, the RSAs granted were valued at $52.83 and $35.40 per share, respectively, based upon the fair market value of the Company's common stock on the date of grant.
The following table lists the number of performance-based RSUs granted, issued, and canceled in 2019 and 2018:

	2019	2018
RSUs granted	26,473	28,594
RSUs issued	62,726	48,753
RSUs canceled	31,177	24,009

Each award reflects a target number of common shares that may be issued to the award recipient. The 2019 and 2018 awards may be earned upon the completion of a 3-year performance period. Whether RSUs are earned at the end of the performance period will be determined based on the achievement of certain performance objectives set by the Board of Director Compensation

CALIFORNIA WATER SERVICE GROUP
Notes to Consolidated Financial Statements (Continued)
December 31, 2019, 2018, and 2017
Dollar amounts in thousands unless otherwise stated
12 STOCK-BASED COMPENSATION PLANS (Continued)

Committee in connection with the issuance of the RSUs. The performance objectives are based on the Company's business plan covering the performance period. The performance objectives include achieving the budgeted return on equity, budgeted investment in utility plant, customer service standards, employee safety standards and water quality standards. Depending on the results achieved during the 3-year performance period, the actual number of shares that a grant recipient receives at the end of the performance period may range from 0% to 200% of the target shares granted, provided that the grantee is continuously employed by the Company through the vesting date. If prior to the vesting date employment is terminated by reason of death, disability or normal retirement, then a pro rata portion of this award will vest. RSUs are not included in diluted shares until earned. The RSUs are recognized as expense ratably over the 3 year performance period using a fair market value of $52.83 per share for the 2019 RSUs and $35.40 per share for the 2018 RSUs based on an estimate of RSUs earned during the performance period.
The Company has recorded compensation costs for the RSAs and RSUs which are included in administrative and general operating expenses in the amount of $6.5 million for 2019 and $3.1 million for 2018 and 2017.
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
Advances for construction fair values were estimated using broker quotes from companies that frequently purchase these investments.

	December 31, 2019
		Fair Value
	Cost	Level 1	Level 2	Level 3	Total
Long-term debt, including current maturities, net	$808,622	$—	$873,454	$—	$873,454
Advances for construction	191,062	—	79,550	—	79,550
Total	$999,684	$—	$953,004	$—	$953,004

	December 31, 2018
		Fair Value
	Cost	Level 1	Level 2	Level 3	Total
Long-term debt, including current maturities, net	$814,938	$—	$849,551	$—	$849,551
Advances for construction	186,342	—	77,204	—	77,204
Total	$1,001,280	$—	$926,755	$—	$926,755

CALIFORNIA WATER SERVICE GROUP
Notes to Consolidated Financial Statements (Continued)
December 31, 2019, 2018, and 2017
Dollar amounts in thousands unless otherwise stated
14 COMMITMENTS AND CONTINGENCIES

Commitments
Water Supply Contracts
The Company has long-term commitments to purchase water from water wholesalers. The commitments are noted in the table below.

Water Supply Contracts*
2020	$34,550
2021	34,550
2022	34,551
2023	34,551
2024	34,549
Thereafter	604,342

_______________________________________________________________________________
*    Estimated annual contractual obligations are based on the same payment levels as 2019.
Water Supply Contracts
The Company has a long-term contract with the Santa Clara Valley Water District that requires the Company to purchase minimum annual water quantities. Purchases are priced at the districts then-current wholesale water rate. The Company operates to purchase sufficient water to equal or exceed the minimum quantities under the contract. The total paid to Santa Clara Valley Water District was $13.6 million in 2019, $9.7 million in 2018, and $9.1 million in 2017.
The Company also has a water supply contract with Stockton East Water District (SEWD) that requires a fixed monthly payment. Each year, the fixed monthly payment is adjusted for changes to SEWD's costs. The total paid under the contract was $13.3 million in 2019, $13.7 million in 2018, and $14.1 million in 2017.
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

CALIFORNIA WATER SERVICE GROUP
Notes to Consolidated Financial Statements (Continued)
December 31, 2019, 2018, and 2017
Dollar amounts in thousands unless otherwise stated
14 COMMITMENTS AND CONTINGENCIES (Continued)

The total obligation of all parties, excluding the Company, is approximately $82.4 million to the Agency. Based on the credit worthiness of the other participants, which are government entities, it is believed to be highly unlikely that the Company would be required to assume any other parties' obligations under the contract due to their default.
The Company pays a capital facilities charge and charges related to treated water that together total $9.1 million annually, which equates to $442.88 dollars per acre foot. Total treated water charge for 2019 was $3.6 million. As treated water is being delivered, the Company will also be obligated for the Company's portion of the operating costs; that portion is currently estimated to be $22.05 dollars per acre foot. The actual amount will vary due to variations from estimates, inflation, and other changes in the cost structure. Our overall estimated cost of $442.88 dollars per acre foot is less than the estimated cost of procuring untreated water (assuming water rights could be obtained) and then providing treatment.
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

CALIFORNIA WATER SERVICE GROUP
Notes to Consolidated Financial Statements (Continued)
December 31, 2019, 2018, and 2017
Dollar amounts in thousands unless otherwise stated
14 COMMITMENTS AND CONTINGENCIES (Continued)

Supplemental balance sheet information related to leases was as follows:

As of December 31, 2019
Operating leases
Other assets: Other	$14,402

Other accrued liabilities	$1,452
Other long-term liabilities	12,928
Total operating lease liabilities	$14,380

Finance leases
Depreciable plant and equipment	$18,207
Accumulated depreciation and amortization	(9,644)
Net utility plant	$8,563

Current maturities of long-term debt, net	$680
Long-term debt, net	5,205
Total finance lease liabilities	$5,885

Weighted average remaining lease term
Operating leases	152 months
Finance leases	76 months

Weighted average discount rate
Operating leases	3.7%
Finance leases	5.5%

The components of lease expense were as follows:

2019
Operating lease cost	$1,874

Finance lease cost:
Amortization of right-of-use assets	$1,210
Interest on lease liabilities	347
Total finance lease cost	$1,557

Short-term lease cost	$1,700
Variable lease cost	264
Total lease cost	$5,395

CALIFORNIA WATER SERVICE GROUP
Notes to Consolidated Financial Statements (Continued)
December 31, 2019, 2018, and 2017
Dollar amounts in thousands unless otherwise stated
14 COMMITMENTS AND CONTINGENCIES (Continued)

Supplemental cash flow information related to leases was as follows:

2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,820
Operating cash flows from finance leases	347
Financing cash flows from finance leases	672
Non-cash activities: right-of-use assets obtained in exchange for lease obligations:
Operating leases	2,109
Finance leases	672

Maturities of lease liabilities as of December 31, 2019 are as follows:

Year Ending December 31,	Operating Leases	Finance Leases
2020	$1,951	$986
2021	1,734	987
2022	1,578	987
2023	1,459	1,506
2024	1,318	940
Thereafter	10,205	1,645
Total lease payments	$18,245	$7,051

Less imputed interest	$(3,865)	$(1,166)
Total	$14,380	$5,885

As previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2018 and under the previous lease accounting standard, minimum lease payments, as of December 31, 2018, under non-cancelable operating leases by period were expected to be as follows:

Operating Leases
2019	$1,771
2020	1,709
2021	1,485
2022	1,355
2023	1,261
Thereafter	10,538
Total	$18,119

Rent expense under the previous lease accounting standard for operating leases was $2.0 million in 2018 and 2017.
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

CALIFORNIA WATER SERVICE GROUP
Notes to Consolidated Financial Statements (Continued)
December 31, 2019, 2018, and 2017
Dollar amounts in thousands unless otherwise stated
14 COMMITMENTS AND CONTINGENCIES (Continued)

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
As previously reported, Cal Water has filed with the City of Bakersfield, in the Superior Court of California, a lawsuit that names potentially PRPs, who manufactured and distributed products containing TCP in California. TCP has been detected in the ground water. The lawsuit seeks to recover treatment costs necessary to remove TCP. On December 20, 2017, Cal Water entered into an $85.0 million settlement agreement and release of claims with the PRPs, in California Water Service Company and City of Bakersfield v. The Dow Chemical Company, et al., Civil Case No. CIV-470999 (TCP Action). The TCP Action seeks damages and other relief related to the PRPs’ alleged contamination of drinking water supply and water wells with the chemical TCP. The proceeds from the settlement, after payment of the legal fees, was $56.0 million and will be used to reimburse a portion of the capital costs associated with Cal Water’s remediation efforts related to such alleged TCP contamination. As of December 31, 2019, Cal Water has used $47.6 million of the proceeds on remediation efforts related to the alleged TCP contamination. Under the terms of the Agreement, the PRPs are released from all claims regarding 47 of the 57 total claimed wells, and Cal Water agrees to file a dismissal with prejudice of the TCP Action. The PRPs are also released from future claims regarding TCP contamination of any other wells, unless and until Cal Water has installed granular activated carbon filtration systems or other then-approved Sate treatment technology for TCP on, or replaced, 36 wells due to TCP contamination. As of December 31, 2019, Cal Water believes the proceeds are non-taxable based upon its intent to reinvest them in qualifying assets.
Other Legal Matters
From time to time, the Company is involved in various disputes and litigation matters that arise in the ordinary course of business. The status of each significant matter is reviewed and assessed for potential financial exposure. If the potential loss from any claim or legal proceeding is considered probable and the amount of the range of loss can be estimated, a liability is accrued for the estimated loss in accordance with the accounting standards for contingencies. Legal proceedings are subject to uncertainties, and the outcomes are difficult to predict. Because of such uncertainties, accruals are based on the best information available at the time. While the outcome of these disputes and litigation matters cannot be predicted with any certainty, management does not believe when taking into account existing reserves the ultimate resolution of these matters will materially affect the Company's financial position, results of operations, or cash flows. The Company has recognized a liability of $2.5 million for all known legal matters as of December 31, 2019 primarily due to potable water main leaks and other work related legal matters. The cost of litigation is expensed as incurred and any settlement is first offset against such costs. Any settlement in excess of the cost to litigate is accounted for on a case by case basis, dependent on the nature of the settlement.

CALIFORNIA WATER SERVICE GROUP
Notes to Consolidated Financial Statements (Continued)
December 31, 2019 and 2018
Dollar amounts in thousands unless otherwise stated
15 QUARTERLY FINANCIAL DATA (UNAUDITED)

The Company's common stock is traded on the New York Stock Exchange under the symbol "CWT".

2019	First	Second	Third	Fourth
Operating revenue	$126,111	$179,031	$232,537	$176,878
Net operating income	476	27,013	51,567	20,356
Net (loss) income	(7,640)	16,996	42,424	11,336
Diluted (loss) earnings per share	(0.16)	0.35	0.88	0.24
Common stock market price range:
High	55.05	54.56	57.48	56.49
Low	44.60	48.00	49.52	48.78
Dividends paid per common share	0.1975	0.1975	0.1975	0.1975

2018	First	Second	Third	Fourth
Operating revenue	$134,553	$174,938	$221,288	$167,417
Net operating income	9,836	26,839	47,329	26,536
Net (loss) income	(762)	14,805	36,173	15,368
Diluted (loss) earnings per share	(0.02)	0.31	0.75	0.32
Common stock market price range:
High	45.85	41.65	42.95	49.07
Low	35.25	35.60	38.85	40.10
Dividends paid per common share	0.1875	0.1875	0.1875	0.1875

CALIFORNIA WATER SERVICE GROUP
Notes to Consolidated Financial Statements (Continued)
December 31, 2019, 2018, and 2017
Amounts in thousands, except share and per share data or as otherwise stated
16 CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

On November 17, 2010, Cal Water issued $100.0 million aggregate principal amount of 5.500% First Mortgage Bonds due 2040, all of which is fully and unconditionally guaranteed by the Company. As a result of this guarantee arrangement, the Company is required to present the following condensed consolidating financial information. The investments in affiliates are accounted for and presented using the “equity method” of accounting
The following tables present the Condensed Consolidating Balance Sheets as of December 31, 2019 and 2018, the Condensed Consolidating Statements of Income for the years ended December 31, 2019, 2018, and 2017, and the Condensed Consolidating Statements of Cash Flows for the years ended December 31, 2019, 2018, and 2017, of (i) California Water Service Group, the guarantor of the First Mortgage Bonds and the parent company; (ii) California Water Service Company, the issuer of the First Mortgage Bonds and a 100% owned consolidated subsidiary of California Water Service Group; and (iii) the other 100% owned non-guarantor consolidated subsidiaries of California Water Service Group. No other subsidiary of the Company guarantees the securities. The condensed consolidating statement of cash flows for the year ended December 31, 2017 reflects the retrospective adoption of ASU 2016-09, which affected California Water Service Company and the other subsidiaries. The Condensed Consolidating Statement of Income for the year ended December 31, 2017 reflects the retrospective adoption of ASU 2017-07, which affected California Water Service Company and the other subsidiaries.

CALIFORNIA WATER SERVICE GROUP
Notes to Consolidated Financial Statements (Continued)
December 31, 2019, 2018, and 2017
Dollar amounts in thousands unless otherwise stated
16 CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (Continued)

CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATING BALANCE SHEET
As of December 31, 2019

	Parent Company	Cal Water	All Other Subsidiaries	Consolidating Adjustments	Consolidated
	(In thousands)
	ASSETS
Utility plant:
Utility plant	$1,318	$3,332,331	$224,033	$(7,197)	$3,550,485
Less accumulated depreciation and amortization	(1,107)	(1,079,627)	(65,561)	2,180	(1,144,115)
Net utility plant	211	2,252,704	158,472	(5,017)	2,406,370
Current assets:
Cash and cash equivalents	3,096	29,098	10,459	—	42,653
Receivables and unbilled revenue	—	114,999	4,350	—	119,349
Receivables from affiliates	25,803	3,621	209	(29,633)	—
Other current assets	90	20,615	2,005	—	22,710
Total current assets	28,989	168,333	17,023	(29,633)	184,712
Other assets:
Regulatory assets	—	428,639	4,683	—	433,322
Investments in affiliates	777,170	—	—	(777,170)	—
Long-term affiliate notes receivable	30,060	—	—	(30,060)	—
Other assets	409	81,591	5,125	(221)	86,904
Total other assets	807,639	510,230	9,808	(807,451)	520,226
TOTAL ASSETS	$836,839	$2,931,267	$185,303	$(842,101)	$3,111,308
	CAPITALIZATION AND LIABILITIES
Capitalization:
Common stockholders' equity	$779,906	$700,784	$81,604	$(782,388)	$779,906
Affiliate long-term debt	—	—	30,060	(30,060)	—
Long-term debt, net	—	786,310	444	—	786,754
Total capitalization	779,906	1,487,094	112,108	(812,448)	1,566,660
Current liabilities:
Current maturities of long-term debt, net	—	21,732	136	—	21,868
Short-term borrowings	55,100	120,000	—	—	175,100
Payables to affiliates	—	6,115	23,518	(29,633)	—
Accounts payable	—	104,419	4,044	—	108,463
Accrued expenses and other liabilities	313	50,569	2,408	—	53,290
Total current liabilities	55,413	302,835	30,106	(29,633)	358,721
Unamortized investment tax credits	—	1,575	—	—	1,575
Deferred income taxes	1,520	217,847	3,243	(20)	222,590
Pension and postretirement benefits other than pensions	—	258,907	—	—	258,907
Regulatory and other long-term liabilities	—	262,859	7,397	—	270,256
Advances for construction	—	190,568	494	—	191,062
Contributions in aid of construction	—	209,582	31,955	—	241,537
TOTAL CAPITALIZATION AND LIABILITIES	$836,839	$2,931,267	$185,303	$(842,101)	$3,111,308

CALIFORNIA WATER SERVICE GROUP
Notes to Consolidated Financial Statements (Continued)
December 31, 2019, 2018, and 2017
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
December 31, 2019, 2018, and 2017
Dollar amounts in thousands unless otherwise stated
16 CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (Continued)

CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATING STATEMENT OF INCOME
For the Year Ended December 31, 2019

	Parent Company	Cal Water	All Other Subsidiaries	Consolidating Adjustments	Consolidated
	(In thousands)
Operating revenue	$—	$669,769	$44,788	$—	$714,557
Operating expenses:
Operations:
Purchased water	—	211,998	463	—	212,461
Purchased power	—	22,338	9,024	—	31,362
Pump taxes	—	11,518	—	—	11,518
Administrative and general	23	98,675	9,919	—	108,617
Other operations	—	83,148	7,496	(583)	90,061
Maintenance	—	25,720	1,114	—	26,834
Depreciation and amortization	94	83,183	6,025	(82)	89,220
Income tax (benefit) expense	(528)	14,677	1,273	858	16,280
Property and other taxes	—	25,601	3,191	—	28,792
Total operating (income) expenses	(411)	576,858	38,505	193	615,145
Net operating income	411	92,911	6,283	(193)	99,412
Other income and expenses:
Non-regulated revenue	2,401	18,080	1,707	(2,983)	19,205
Non-regulated expenses	—	(12,526)	(1,343)	—	(13,869)
Other components of net periodic benefit cost	—	(5,559)	(174)	—	(5,733)
Allowance for equity funds used during construction	—	6,685	—	—	6,685
Gain on non-utility properties	—	28	—	—	28
Income tax expense on other income and expenses	(672)	(1,476)	(78)	835	(1,391)
Net other income	1,729	5,232	112	(2,148)	4,925
Interest:
Interest expense	1,769	43,104	2,419	(2,401)	44,891
Allowance for borrowed funds used during construction	—	(3,408)	(262)	—	(3,670)
Net interest expense	1,769	39,696	2,157	(2,401)	41,221
Equity earnings of subsidiaries	62,745	—	—	(62,745)	—
Net income	$63,116	$58,447	$4,238	$(62,685)	$63,116

CALIFORNIA WATER SERVICE GROUP
Notes to Consolidated Financial Statements (Continued)
December 31, 2019, 2018, and 2017
Dollar amounts in thousands unless otherwise stated
16 CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (Continued)

CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATING STATEMENT OF INCOME
For the Year Ended December 31, 2018

	Parent Company	Cal Water	All Other Subsidiaries	Consolidating Adjustments	Consolidated
	(In thousands)
Operating revenue	$—	$656,939	$41,257	$—	$698,196
Operating expenses:
Operations:
Purchased water	—	206,675	428	—	207,103
Purchased power	—	22,460	8,620	—	31,080
Pump taxes	—	14,664	—	—	14,664
Administrative and general	—	90,563	10,218	—	100,781
Other operations	—	73,521	6,930	(583)	79,868
Maintenance	—	23,573	921	—	24,494
Depreciation and amortization	94	78,601	5,173	(87)	83,781
Income tax (benefit) expense	(960)	17,678	948	923	18,589
Property and other taxes	—	24,190	3,106	—	27,296
Total operating (income) expenses	(866)	551,925	36,344	253	587,656
Net operating income	866	105,014	4,913	(253)	110,540
Other Income and Expenses:
Non-regulated revenue	2,333	17,658	1,197	(2,916)	18,272
Non-regulated expenses	—	(22,122)	(665)	—	(22,787)
Other components of net periodic benefit cost	—	(8,886)	(422)	—	(9,308)
Allowance for equity funds used during construction	—	3,954	—	—	3,954
Gain on sale of non-utility properties	—	50	—	—	50
Income tax (expense) benefit on other income and expenses	(652)	2,616	(63)	816	2,717
Net other income (loss)	1,681	(6,730)	47	(2,100)	(7,102)
Interest:
Interest expense	1,711	38,288	2,251	(2,333)	39,917
Allowance for borrowed funds used during construction	—	(1,909)	(154)	—	(2,063)
Net interest expense	1,711	36,379	2,097	(2,333)	37,854
Equity earnings of subsidiaries	64,748	—	—	(64,748)	—
Net income	$65,584	$61,905	$2,863	$(64,768)	$65,584

CALIFORNIA WATER SERVICE GROUP
Notes to Consolidated Financial Statements (Continued)
December 31, 2019, 2018, and 2017
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
December 31, 2019, 2018, and 2017
Dollar amounts in thousands unless otherwise stated
16 CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (Continued)

CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2019

	Parent Company	Cal Water	All Other Subsidiaries	Consolidating Adjustments	Consolidated
	(In thousands)
Operating activities:
Net income	$63,116	$58,447	$4,238	$(62,685)	$63,116
Adjustments to reconcile net income to net cash provided by operating activities:
Equity earnings of subsidiaries	(62,745)	—	—	62,745	—
Dividends received from Affiliates	38,023	—	—	(38,023)	—
Depreciation and amortization	94	85,175	6,101	(82)	91,288
Change in value of life insurance contract	—	(5,104)	—	—	(5,104)
Stock-based compensation	—	—	6,731	—	6,731
Gain on sale of non-utility properties	—	(28)	—	—	(28)
Changes in normalized deferred income taxes	—	15,346	—	—	15,346
Allowance for equity funds used during construction	—	(6,685)	—	—	(6,685)
Changes in operating assets and liabilities	321	1,883	220	—	2,424
Other changes in noncurrent assets and liabilities	6,632	(308)	(4,640)	22	1,706
Net cash provided by operating activities	45,441	148,726	12,650	(38,023)	168,794
Investing activities:
Utility plant expenditures	—	(262,500)	(11,270)	—	(273,770)
Proceeds from sale of non-utility assets	—	28	—	—	28
Investment in affiliates	(19,294)	—	—	19,294	—
Change in affiliate advances	(4,379)	453	(174)	4,100	—
Issuance of affiliate short-term borrowings	(4,300)	—	—	4,300	—
Collection of affiliate long-term debt	1,963	—	—	(1,963)	—
Purchase of life insurance	—	(2,216)	—	—	(2,216)
Net cash used in investing activities	(26,010)	(264,235)	(11,444)	25,731	(275,958)
Financing Activities:
Short-term borrowings	—	260,000	—	—	260,000
Repayment of short-term borrowings	—	(150,000)	—	—	(150,000)
Investment from affiliates	—	19,294	—	(19,294)	—
Change in affiliate advances	(17)	5,627	(1,510)	(4,100)	—
Proceeds from affiliate short-term borrowings	—	—	4,300	(4,300)
Repayment of affiliates long-term debt	—	—	(1,963)	1,963	—
Issuance of long-term debt, net of debt issuance costs	—	398,204	—	—	398,204
Retirement of long-term debt	—	(405,317)	(251)	—	(405,568)
Advances and contribution in aid of construction	—	27,005	769	—	27,774
Refunds of advances for construction	—	(7,565)	(1)	—	(7,566)
Issuance of common stock	20,423	—	—	—	20,423
Repurchase of common stock	(2,497)	—	—	—	(2,497)
Dividends paid to non-affiliates	(38,023)	—	—	—	(38,023)
Dividends paid to affiliates	—	(36,297)	(1,726)	38,023	—
Net cash (used in) provided by financing activities	(20,114)	110,951	(382)	12,292	102,747
Change in cash, cash equivalents, and restricted cash	(683)	(4,558)	824	—	(4,417)
Cash, cash equivalents, and restricted cash at beginning of period	3,779	34,239	9,697	—	47,715
Cash, cash equivalents, and restricted cash at end of year	$3,096	$29,681	$10,521	$—	$43,298

CALIFORNIA WATER SERVICE GROUP
Notes to Consolidated Financial Statements (Continued)
December 31, 2019, 2018, and 2017
Dollar amounts in thousands unless otherwise stated
16 CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (Continued)

CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2018

	Parent Company	Cal Water	All Other Subsidiaries	Consolidating Adjustments	Consolidated
	(In thousands)
Operating activities:
Net income	$65,584	$61,905	$2,863	$(64,768)	$65,584
Adjustments to reconcile net income to net cash provided by operating activities:
Equity earnings of subsidiaries	(64,748)	—	—	64,748	—
Dividends received from Affiliates	36,043	—	—	(36,043)	—
Depreciation and amortization	94	80,442	5,258	(87)	85,707
Change in value of life insurance contract	—	2,334	—	—	2,334
Stock-based compensation	3,141	—	—	—	3,141
Gain on sale of non-utility properties	—	(50)	—	—	(50)
Changes in normalized deferred income taxes	—	20,909	—	—	20,909
Allowance for equity funds used during construction	—	(3,954)	—	—	(3,954)
Changes in operating assets and liabilities	(290)	16,943	(170)	—	16,483
Other changes in noncurrent assets and liabilities	(348)	(12,284)	1,390	107	(11,135)
Net cash provided by operating activities	39,476	166,245	9,341	(36,043)	179,019
Investing activities:
Utility plant expenditures	—	(261,456)	(10,251)	—	(271,707)
Proceeds from sale of non-utility assets	—	59	—	—	59
Change in affiliate advances	(689)	19	53	617	—
Issuance of affiliate short-term borrowings	(23,700)	—	—	23,700	—
Collection of affiliate short-term debt	20,000	—	—	(20,000)	—
Collection of affiliate long-term debt	1,635	—	—	(1,635)	—
Life insurance benefits	—	3,491	—	—	3,491
Purchase of life insurance	—	(4,925)	—	—	(4,925)
Net cash used in investing activities	(2,754)	(262,812)	(10,198)	2,682	(273,082)
Financing Activities:
Short-term borrowings	20,000	131,000	—	—	151,000
Repayment of short-term borrowings	(20,000)	(341,000)	—	—	(361,000)
Change in affiliate advances	17	(93)	693	(617)	—
Proceeds from affiliate short-term borrowings	20,000	—	3,700	(23,700)	—
Repayment of affiliates short-term debt	(20,000)	—	—	20,000	—
Repayment of affiliates long-term debt	—	—	(1,635)	1,635	—
Issuance of long-term debt, net of debt issuance costs	—	299,383	—	—	299,383
Retirement of long-term debt	—	(16,200)	(332)	—	(16,532)
Advances and contribution in aid of construction	—	18,218	394	—	18,612
Refunds of advances for construction	—	(7,279)	(18)	—	(7,297)
Repurchase of common stock	(1,645)	—	—	—	(1,645)
Dividends paid to non-affiliates	(36,043)	—	—	—	(36,043)
Dividends paid to affiliates	—	(34,624)	(1,419)	36,043	—
Net cash (used in) provided by financing activities	(37,671)	49,405	1,383	33,361	46,478
Change in cash, cash equivalents, and restricted cash	(949)	(47,162)	526	—	(47,585)
Cash, cash equivalents, and restricted cash at beginning of period	4,728	81,401	9,171	—	95,300
Cash, cash equivalents, and restricted cash at end of year	$3,779	$34,239	$9,697	$—	$47,715

CALIFORNIA WATER SERVICE GROUP
Notes to Consolidated Financial Statements (Continued)
December 31, 2019, 2018, and 2017
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
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2019. Based on that evaluation, we concluded that our disclosure controls and procedures were effective at the reasonable assurance level.
There was no change in our internal control over financial reporting during the quarter ended December 31, 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Management's Annual Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended). Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in "Internal Control—Integrated Framework (2013)". Management has concluded that, as of December 31, 2019 our internal control over financial reporting is effective based on these criteria. Our independent registered public accounting firm, Deloitte & Touche LLP, has audited the effectiveness of our internal control over financial reporting as of December 31, 2019, as stated in their report, which is included in Item 8 and incorporated herein.
Item 9B.    Other Information.
None.

PART III
Item 10.    Directors and Executive Officers and Corporate Governance.
The information required by this Item as to directors of the Company and the Company's Audit Committee is contained in the sections captioned "Board Structure," "Proposal No. 1—Election of Directors" and, as applicable, "Delinquent Section 16(a) Reports" of the definitive Proxy Statement for our Annual Meeting of Stockholders to be held on or about May 27, 2020 (the "2020 Proxy Statement"), and is incorporated herein by reference.
Information required by this Item regarding executive officers is included in a separate section captioned "Information About Our Executive Officers" contained in Part I of this annual report.
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
Item 11.    Executive Compensation.
The information required by this Item is contained under the captions "Compensation Discussion and Analysis," "Report of the Organization and Compensation Committee of the Board of Directors on Executive Compensation," and "Organization and Compensation Committee Interlocks and Insider Participation" of the 2020 Proxy Statement and is incorporated herein by reference.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this Item regarding security ownership of certain beneficial owners and management is contained in the section captioned "Stock Ownership of Management and Certain Beneficial Owners" of the 2020 Proxy Statement and is incorporated herein by reference.
The following table represents securities authorized to be issued under our equity compensation plan:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Rights (a)	Weighted-Average Exercise Price of Outstanding Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plan (Excluding Securities Reflected in Column) (a)
Equity compensation plans approved by security holders	86,456	$52.83	2,057,343
Equity compensation plans not approved by security holders	—	—	—
Total	86,456	$52.83	2,057,343

Item 13.    Certain Relationships and Related Transactions and Director Independence.
The information required by this Item is contained in the sections captioned "Certain Related Persons Transactions" and "Board Structure" of the 2020 Proxy Statement and is incorporated herein by reference.
Item 14.    Principal Accountant Fees and Services.
The information required by this Item is contained in the section captioned "Report of the Audit Committee" and "Relationship with the Independent Registered Public Accounting Firm" of the 2020 Proxy Statement and is incorporated herein by reference.

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
EXHIBIT INDEX
Unless filed with this Form 10-K, the documents listed are incorporated by reference to the filings referred to:

Exhibit Number
1.1**
Equity Distribution Agreement, dated as of October 31, 2019, between California Water Service Group and Morgan Stanley & Co. LLC, Robert W. Baird & Co. Incorporated, Blaylock Van, LLC, and Wells Fargo Securities, LLC.

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
4.1
Certificate of Designations regarding Series D Participating Preferred Stock, as filed with Delaware Secretary of State on September 16, 1999 (Exhibit 4.2 to Annual Report on Form 10-K for the year ended December 31, 2003)

4.2
Certificate of Elimination of the Series D Participating Preferred Stock, as filed with Delaware Secretary of State on February 27, 2019 (Exhibit 4.2 to Annual Report on Form 10-K for the year ended December 31, 2018)

4.3
Thirty-Ninth Supplemental Indenture dated as of April 17, 2009, between California Water Service Company and U.S. Bank National Association, as Trustee (Exhibit 4.1 to Current Report on Form 8-K filed April 21, 2009)

4.4
Fortieth Supplemental Indenture dated as of April 17, 2009, between California Water Service Company and U.S. Bank National Association, as Trustee, covering 9.86% First Mortgage Bonds due 2020, Series CC. (Exhibit 4.2 to Current Report on Form 8-K filed April 21, 2009)

4.5
Forty-First Supplemental Indenture dated as of April 17, 2009, between California Water Service Company and U.S. Bank National Association, as Trustee, covering 5.875% First Mortgage Bonds due 2019, Series LL. (Exhibit 4.3 to Current Report on Form 8-K filed April 21, 2009)

4.6
Forty-Third Supplemental Indenture dated as of April 17, 2009, between California Water Service Company and U.S. Bank National Association, as Trustee, covering 7.28% First Mortgage Bonds due 2025, Series AAA. (Exhibit 4.5 to Current Report on Form 8-K filed April 21, 2009)

4.7
Forty-Fourth Supplemental Indenture dated as of April 17, 2009, between California Water Service Company and U.S. Bank National Association, as Trustee, covering 6.77% First Mortgage Bonds due 2028, Series BBB. (Exhibit 4.6 to Current Report on Form 8-K filed April 21, 2009)

4.8
Forty-Fifth Supplemental Indenture dated as of April 17, 2009, between California Water Service Company and U.S. Bank National Association, as Trustee, covering 8.15% First Mortgage Bonds due 2030, Series CCC. (Exhibit 4.7 to Current Report on Form 8-K filed April 21, 2009)

4.9
Forty-Sixth Supplemental Indenture dated as of April 17, 2009, between California Water Service Company and U.S. Bank National Association, as Trustee, covering 7.13% First Mortgage Bonds due 2031, Series DDD. (Exhibit 4.8 to Current Report on Form 8-K filed April 21, 2009)

4.10
Forty-Seventh Supplemental Indenture dated as of April 17, 2009, between California Water Service Company and U.S. Bank National Association, as Trustee, covering 7.11% First Mortgage Bonds due 2032, Series EEE. (Exhibit 4.9 to Current Report on Form 8-K filed April 21, 2009)

4.11
Forty-Ninth Supplemental Indenture dated as of April 17, 2009, between California Water Service Company and U.S. Bank National Association, as Trustee, covering 5.29% First Mortgage Bonds due 2022, Series GGG. (Exhibit 4.11 to Current Report on Form 8-K filed April 21, 2009)

Exhibit Number
4.12
Fiftieth Supplemental Indenture dated as of April 17, 2009, between California Water Service Company and U.S. Bank National Association, as Trustee, covering 5.29% First Mortgage Bonds due 2022, Series HHH. (Exhibit 4.12 to Current Report on Form 8-K filed April 21, 2009)

4.13
Fifty-First Supplemental Indenture dated as of April 17, 2009, between California Water Service Company and U.S. Bank National Association, as Trustee, covering 5.54% First Mortgage Bonds due 2023, Series III. (Exhibit 4.13 to Current Report on Form 8-K filed April 21, 2009)

4.14
Fifty-Second Supplemental Indenture dated as of April 17, 2009, between California Water Service Company and U.S. Bank National Association, as Trustee, covering 5.44% First Mortgage Bonds due 2018, Series JJJ. (Exhibit 4.14 to Current Report on Form 8-K filed April 21, 2009)

4.15
Fifty-Fourth Supplemental Indenture dated as of April 17, 2009, between California Water Service Company and U.S. Bank National Association, as Trustee, covering 5.48% First Mortgage Bonds due 2018, Series LLL. (Exhibit 4.16 to Current Report on Form 8-K filed April 21, 2009)

4.16
Fifty-Seventh Supplemental Indenture dated as of April 17, 2009, between California Water Service Company and U.S. Bank National Association, as Trustee, covering 6.02% First Mortgage Bonds due 2031, Series OOO. (Exhibit 4.19 to Current Report on Form 8-K filed April 21, 2009)

4.17
Fifty-Eighth Supplemental Indenture dated as of November 22, 2010, between California Water Service Company and U.S. Bank National Association, as Trustee, covering 5.50% First Mortgage Bonds due 2040, Series PPP. (Exhibit 4.1 to Current Report on form 8-K filed November 22, 2010).

4.18
Sixty-First Supplemental Indenture dated as of September 13, 2018, between California Water Service Company and U.S. Bank National Association, as Trustee, covering Floating Rate First Mortgage Bonds due 2020, Series UUU. (Exhibit 4.1 to Quarterly Report on form 10-Q filed November 1, 2018).

4.19
Sixty-Second Supplemental Indenture dated as of June 11, 2019, between California Water Service Company and U.S. Bank National Association, as Trustee, covering 3.40% First Mortgage Bonds due 2029, Series VVV, 4.07% First Mortgage Bonds due 2049, Series WWW, and 4.17% First Mortgage Bonds due 2059, Series YYY (Exhibit 10.1 to the Current Report on Form 8-K filed June 18, 2019)

4.20	The Company agrees to furnish upon request to the Securities and Exchange Commission a copy of each instrument defining the rights of holders of long-term debt of the Company.
4.21	Description of Securities.
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
10.9
Water Supply Agreement dated September 25, 1996, between the City of Bakersfield and California Water Service Company. (Exhibit 10.18 to Quarterly Report on Form 10-Q for the quarter ended September 30, 1996)

10.10
Water Supply Contract dated November 16, 1994, between California Water Service Company and Alameda County Flood Control and Water Conservation District relating to Cal Water's Livermore District (Exhibit 10.15 to Annual Report on Form 10-K for the year ended December 31, 1994)

10.11	California Water Service Group Directors' Retirement Plan (As amended and restated on February 22, 2006) (Exhibit 10.14 to the Annual Report on Form 10-K for the year ended December 31, 2005)
10.12
Credit Agreement dated as of March 29, 2019 among California Water Service Group and certain of its subsidiaries from time to time party thereto, as borrowers, Bank of America, N.A., as administrative agent, swing line lender and letter of credit issuer, Merrill Lynch, Pierce, Fenner & Smith Incorporated, as sole lead arranger and sole bookrunner, CoBank, ACB, and U.S. Bank National Association as co-syndication agents, Bank of China, Los Angeles Branch and Wells Fargo Bank, National Association as co-documentation agents, and the other lender parties thereto. (Exhibit 10.1 to the Current Report on Form 8-K filed March 29, 2019)

10.13
Credit Agreement dated as of March 29, 2019 among California Water Service Company as borrower, Bank of America, N.A., as administrative agent, swing line lender and letter of credit issuer, Merrill Lynch, Pierce, Fenner & Smith Incorporated, as sole lead arranger and sole bookrunner, CoBank, ACB, and U.S. Bank National Association as co-syndication agents, Bank of China, Los Angeles Branch and Wells Fargo Bank, National Association as co-documentation agents, and the other lender parties thereto. (Exhibit 10.2 to the Current Report on Form 8-K filed March 29, 2019)

10.14	Executive Severance Plan (Exhibit 10.24 to Annual Report on Form 10-K for the year ended December 31, 1998)*
10.15	California Water Service Group Deferred Compensation Plan effective January 1, 2001 (Exhibit 10.22 to Annual Report on Form 10-K for the year ended December 31, 2000)*
10.16	California Water Service Company Supplemental Executive Retirement Plan effective January 1, 2001 (Exhibit 10.23 to Annual Report on Form 10-K for the year ended December 31, 2000)*
10.17
Amendment No. 1 to California Water Service Company Supplemental Executive Retirement Plan effective January 1, 2001 (Exhibit 10.22 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2004)*

10.18
Water Supply Contract 99-73 between the City of Bakersfield and California Water Service Company, dated March 31, 1999 (Exhibit 10.25 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2003)

10.19
Amendment No. 1 to Water Supply Contract between the City of Bakersfield and California Water Service Company, dated October 3, 2001 (Exhibit 10.26 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2003)

10.20
Amendment No. 2 to California Water Service Company Supplemental Executive Retirement Plan effective January 1, 2001 (Exhibit 10.27 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2004)*

10.21
California Water Service Group Amended and Restated Equity Incentive Plan (filed as Appendix A of the California Water Service Group proxy statement dated April 8, 2014, for its Annual Meeting of Stockholders to be held on May 20, 2014, as filed with the SEC on April 8, 2014)*

10.22	The registrant's policy on option repricing under its Equity Incentive Plan (incorporated by reference to Item 8.01 Other Events in the registrant's Current Report on Form 8-K dated April 7, 2005)*
10.23	Water Supply Contract dated September 21, 2005, between Cal Water and the Kern County Water Agency. (Exhibit 10.1 to Current Report on Form 8-K filed on September 21, 2005)
10.24	Form of Restricted Stock Award Grant Notice under the California Water Service Group Equity Incentive Plan. (Exhibit 10.36 to the Annual Report on Form 10-K for the year ended December 31, 2005)
10.25
Form of Restricted Stock Award Agreement under the California Water Service Group Equity Incentive Plan with Assignment Separate From Certificate and Joint Escrow Instructions. (Exhibit 10.38 to the Annual Report on Form 10-K for the year ended December 31, 2005)

10.26
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

Exhibit Number
101
The following materials from California Water Service Group's Annual Report on Form 10-K for the year ended December 31, 2019 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Common Stockholders' Equity and (v) the Notes to the Consolidated Financial Statements.

104	The cover page from California Water Service Group's Annual Report on Form 10-K for the year ended December 31, 2019, formatted in iXBRL (included as exhibit 101).
_______________________________________________________________________________

*	Management contract or compensatory plan or arrangement.

**	Refiled to correct non-substantive typographical and formatting errors.
Item 16.    Form 10-K Summary.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

CALIFORNIA WATER SERVICE GROUP
	By	/s/ MARTIN A. KROPELNICKI
MARTIN A. KROPELNICKI, President and Chief Executive Officer
Date: February 27, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ PETER C. NELSON	Chairman, Board of Directors	Date: February 27, 2020
PETER C. NELSON

/s/ GREGORY E. ALIFF	Member, Board of Directors	Date: February 27, 2020
GREGORY E. ALIFF

/s/ TERRY P. BAYER	Member, Board of Directors	Date: February 27, 2020
TERRY P. BAYER

/s/ SHELLY M. ESQUE	Member, Board of Directors	Date: February 27, 2020
SHELLY M. ESQUE

/s/ THOMAS M. KRUMMEL	Member, Board of Directors	Date: February 27, 2020
THOMAS M. KRUMMEL, M.D.

/s/ RICHARD P. MAGNUSON	Member, Board of Directors	Date: February 27, 2020
RICHARD P. MAGNUSON

/s/ SCOTT L. MORRIS	Member, Board of Directors	Date: February 27, 2020
SCOTT L. MORRIS

/s/ CAROL M. POTTENGER	Member, Board of Directors	Date: February 27, 2020
CAROL M. POTTENGER

/s/ LESTER A. SNOW	Member, Board of Directors	Date: February 27, 2020
LESTER A. SNOW

/s/ PATRICIA K. WAGNER	Member, Board of Directors	Date: February 27, 2020
PATRICIA K. WAGNER

/s/ MARTIN A. KROPELNICKI	President and Chief Executive Officer; Principal Executive Officer; Member, Board of Directors	Date: February 27, 2020
MARTIN A. KROPELNICKI

/s/ THOMAS F. SMEGAL III	Vice President, Chief Financial Officer and Treasurer; Principal Financial Officer	Date: February 27, 2020
THOMAS F. SMEGAL III

/s/ DAVID B. HEALEY	Vice President, Corporate Controller and Assistant Treasurer; Principal Accounting Officer	Date: February 27, 2020
DAVID B. HEALEY