Form 10-Q
period 2020-03-31
CALIFORNIA WATER SERVICE GROUP
filed 2020-04-30
CIK 1035201

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common shares outstanding as of March 31, 2020 — 48,714,000

PART I FINANCIAL INFORMATION
Item 1.
FINANCIAL STATEMENTS
The condensed consolidated financial statements presented in this filing on Form 10-Q have been prepared by management and are unaudited.
CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited (In thousands, except per share data)

	March 31, 2020	December 31, 2019
ASSETS
Utility plant:
Utility plant	$3,616,418	$3,550,485
Less accumulated depreciation and amortization	(1,169,447)	(1,144,115)
Net utility plant	2,446,971	2,406,370
Current assets:
Cash and cash equivalents	140,406	42,653
Receivables:
Customers, net	32,729	32,058
Regulatory balancing accounts	24,970	38,225
Other, net	14,428	14,187
Unbilled revenue, net	31,149	34,879
Materials and supplies at weighted average cost	8,135	7,745
Taxes, prepaid expenses, and other assets	18,265	14,965
Total current assets	270,082	184,712
Other assets:
Regulatory assets	442,819	433,322
Goodwill	2,615	2,615
Other assets	78,358	84,289
Total other assets	523,792	520,226
TOTAL ASSETS	$3,240,845	$3,111,308
CAPITALIZATION AND LIABILITIES
Capitalization:
Common stock, $0.01 par value; 68,000 shares authorized, 48,714 and 48,532 outstanding in 2020 and 2019, respectively	$487	$485
Additional paid-in capital	368,129	362,275
Retained earnings	386,524	417,146
Total common stockholders’ equity	755,140	779,906
Long-term debt, net	786,467	786,754
Total capitalization	1,541,607	1,566,660
Current liabilities:
Current maturities of long-term debt, net	21,864	21,868
Short-term borrowings	335,100	175,100
Accounts payable	99,019	108,463
Regulatory balancing accounts	3,474	4,462
Accrued interest	14,545	5,810
Accrued expenses and other liabilities	39,125	43,018
Total current liabilities	513,127	358,721
Unamortized investment tax credits	1,575	1,575
Deferred income taxes	218,451	222,590
Pension and postretirement benefits other than pensions	260,337	258,907
Regulatory liabilities and other	268,917	270,256
Advances for construction	194,046	191,062
Contributions in aid of construction	242,785	241,537
Commitments and contingencies (Note 10)
TOTAL CAPITALIZATION AND LIABILITIES	$3,240,845	$3,111,308
See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATED STATEMENTS OF LOSS
Unaudited (In thousands, except per share data)

For the three months ended	March 31, 2020	March 31, 2019
Operating revenue	$125,563	$126,111
Operating expenses:
Operations:
Water production costs	53,976	45,592
Administrative and general	29,680	29,097
Other operations	13,974	17,821
Maintenance	7,073	6,455
Depreciation and amortization	24,492	22,368
Income tax benefit	(3,937)	(2,991)
Property and other taxes	7,228	7,293
Total operating expenses	132,486	125,635
Net operating (loss) income	(6,923)	476
Other income and expenses:
Non-regulated revenue	3,827	4,901
Non-regulated expenses	(8,454)	(2,219)
Other components of net periodic benefit cost	(1,430)	(1,259)
Allowance for equity funds used during construction	1,614	1,533
Income tax benefit (expense) on other income and expenses	913	(828)
Net other (loss) income	(3,530)	2,128
Interest expense:
Interest expense	10,798	11,075
Allowance for borrowed funds used during construction	(944)	(831)
Net interest expense	9,854	10,244
Net loss	$(20,307)	$(7,640)
Loss per share:	0	—
Basic	$(0.42)	$(0.16)
Diluted	(0.42)	(0.16)
Weighted average shares outstanding:
Basic	48,583	48,086
Diluted	48,583	48,086
 See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited (In thousands)

For the three months ended:	March 31, 2020	March 31, 2019
Operating activities:
Net loss	$(20,307)	$(7,640)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	25,093	22,893
Change in value of life insurance contracts	4,717	(2,254)
Allowance for equity funds used during construction	(1,614)	(1,533)
Changes in operating assets and liabilities:
Receivables and unbilled revenue	7,261	5,147
Accounts payable	(7,379)	(4,233)
Other current assets	(3,768)	(5,027)
Other current liabilities	3,316	5,268
Other changes in noncurrent assets and liabilities	(3,252)	7,520
Net cash provided by operating activities	4,067	20,141
Investing activities:
Utility plant expenditures	(65,270)	(59,881)
Net cash used in investing activities	(65,270)	(59,881)
Financing activities:
Short-term borrowings	170,000	60,000
Repayment of short-term borrowings	(10,000)	—
Repayment of long-term debt	(197)	(226)
Advances and contributions in aid of construction	6,432	6,044
Refunds of advances for construction	(2,157)	(1,790)
Repurchase of common stock	(1,373)	(2,074)
Issuance of common stock	6,511	454
Dividends paid	(10,315)	(9,493)
Net cash provided by financing activities	158,901	52,915
Change in cash, cash equivalents, and restricted cash	97,698	13,175
Cash, cash equivalents, and restricted cash at beginning of period	43,298	47,715
Cash, cash equivalents, and restricted cash at end of period	$140,996	$60,890
Supplemental information:
Cash paid for interest (net of amounts capitalized)	$909	$3,352
Supplemental disclosure of non-cash activities:
Accrued payables for investments in utility plant	$38,018	$29,737
Utility plant contribution by developers	$8,007	$4,111
 See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

CALIFORNIA WATER SERVICE GROUP
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2020
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

Basis of Presentation

The unaudited condensed consolidated interim financial information has been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission (SEC) and therefore do not contain all of the information and footnotes required by GAAP and the SEC for annual financial statements. The unaudited condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2019 as filed with the SEC on February 27, 2020.

The preparation of the Company’s unaudited condensed consolidated interim financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the balance sheet dates and the reported amounts of revenues and expenses for the periods presented. These include, but are not limited to, estimates and assumptions used in determining the Company’s regulatory asset and liability balances based upon probability assessments of regulatory recovery, revenues earned but not yet billed, asset retirement obligations, allowance for credit losses, pension and other employee benefit plan liabilities, and income tax-related assets and liabilities. Actual results could differ from these estimates.

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

Note 2. Summary of Significant Accounting Policies
Operating revenue
The following table disaggregates the Company’s operating revenue by source for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31
	2020	2019
Revenue from contracts with customers	$134,833	$117,410
Regulatory balancing account revenue (a)	(9,270)	8,701
Total operating revenue	$125,563	$126,111
(a) As further discussed below, no amounts were recorded for the Company’s Water Revenue Adjustment Mechanism (WRAM), Modified Cost Balancing Account (MCBA), Pension Cost Balancing Account (PCBA), and Health Cost Balancing Account (HCBA) for the three months ended March 31, 2020 due to the delay in the resolution of the 2018 General Rate Case (GRC).

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
In the following table, revenue from contracts with customers is disaggregated by class of customers for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31
	2020	2019
Residential	$92,544	$84,259
Business	27,693	25,481
Industrial	7,878	7,264
Public authorities	5,897	4,471
Other (a)	821	(4,065)
Total revenue from contracts with customers	$134,833	$117,410
(a) Other includes the accrued unbilled revenue.

Regulatory balancing account revenue
The Company’s ability to recover revenue requirements authorized by the California Public Utilities Commission (CPUC) in its triennial GRC, is decoupled from the volume of the sales. Regulatory balancing account revenue is revenue related to rate mechanisms authorized in California by the CPUC, which allow the Company to recover the authorized revenue and are not considered contracts with customers. These mechanisms include the following:
The WRAM allows the Company to recognize the adopted level of volumetric revenues. The variance between adopted volumetric revenues and actual billed volumetric revenues for metered accounts is recorded as regulatory balancing account revenue.
Cost-recovery rates, such as the MCBA, Conservation Expense Balancing Account (CEBA), PCBA, and HCBA, generally provide for recovery of the adopted levels of expenses for purchased water, purchased power, pump taxes, water conservation program costs, pension, and health care. Variances between adopted and actual costs are recorded as regulatory balancing account revenue.
The WRAM, MCBA, PCBA, and HCBA are being litigated in the pending 2018 GRC, which is further discussed in Note 9. As the mechanisms are being litigated, the Company did not record regulatory assets for the WRAM, MCBA, PCBA, and HCBA for the first three months of 2020. The Company determined that these mechanisms did not meet the regulatory asset recognition criteria under accounting standards for regulated utilities. As the CEBA is not being litigated in the pending 2018 GRC, the Company recorded a regulatory liability for the CEBA for the first three months of 2020. The Company determined that the CEBA met the regulatory liability recognition criteria under accounting standards for regulated utilities.
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
Non-regulated Revenue
The following table disaggregates the Company’s non-regulated revenue by source for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31
	2020	2019
Operating and maintenance revenue	$2,499	$3,046
Other non-regulated revenue	765	1,296
Non-regulated revenue from contracts with customers	$3,264	$4,342
Lease revenue	$563	$559
Total non-regulated revenue	$3,827	$4,901

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

Allowance for credit losses
The Company measures expected credit losses for Customer Receivables, Other Receivables, and Unbilled Revenue on an aggregated level. These receivables are generally trade receivables due in one year or less or expected to be billed and collected in one year or less. The expected credit losses for Other Receivables is inconsequential. Although the Company has residential, business, industrial, public authorities, and other customers, the risk characteristics of each of these customer classes is similar as the Company has determined that the differences in the customer write-off behavior among its customer classes is inconsequential. The overall risks related to the Company’s receivables is low as water and wastewater services are seen as essential services. The estimate for the allowance for credit losses is based off of a historical loss ratio that is adjusted for current conditions and reasonable and supportable forecasts. For the first quarter of 2020, the estimate includes an adjustment made for the effects of COVID-19 pandemic. As the states in which the Company operates have issued ‘shelter-in-place” and social distancing ordinances, the Company is expecting segments of its customer base to experience employment layoffs and business closures which will negatively impact their ability to pay utility bills. The Company has also ceased all shutoffs for nonpayment during the pandemic.
The following table presents the activity in the allowance for credit losses for the period ended March 31, 2020:

	As of March 31, 2020
Allowance for credit losses	Customer Receivables	Unbilled Revenue
Beginning balance	374	397
Provision for credit loss expense	263	244
Write-offs	(242)	(277)
Recoveries	41	38
Total ending allowance balance	$436	$402

Cash, Cash Equivalents, and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents, and restricted cash within the Condensed Consolidated Balance Sheets that sum to the total of the same such amounts shown on the Condensed Consolidated Statements of Cash Flows:

	March 31, 2020	December 31, 2019
Cash and cash equivalents	140,406	42,653
Restricted cash (included in "taxes, prepaid expenses and other assets")	590	645
Total cash, cash equivalents, and restricted cash shown in the statements of cash flows	$140,996	$43,298

Adoption of New Accounting Standards
In June of 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which changed the impairment model for certain financial assets that have a contractual right to receive cash, including trade and loan receivables. The new model required recognition based upon an estimation of expected credit losses rather than recognition of losses when it is probable that they have been incurred. ASU 2016-13 was effective for annual reporting periods beginning after December 15, 2019, with early adoption permitted. The Company adopted the standard utilizing the modified retrospective method for its trade receivables and unbilled revenue on January 1, 2020. Based on the composition of the Company’s trade receivables and unbilled revenue, and expected future losses, the adoption of ASU 2016-13 did not have a material impact on its consolidated financial statements.
In January of 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which eliminated the second step of the goodwill impairment test that required a hypothetical purchase price allocation to measure goodwill impairment. Under the new guidance, a goodwill impairment loss will be measured at the amount by which a reporting unit’s carrying amount exceeds its fair value, not to exceed the carrying amount of goodwill. ASU 2017-04 was effective for annual reporting periods beginning after December 15, 2019, with early adoption permitted for any impairment test performed on testing dates after January 1, 2017. The Company adopted the standard on January 1, 2020 and the adoption of the standard did not have a material impact on its consolidated financial statements.
In August of 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure for Fair Value Measurement, which modified the disclosure requirements on fair value measurements. The modifications in this update eliminated, amended, and added disclosure requirements for fair value measurements. ASU 2018-13 was effective for annual reporting periods beginning after December 15, 2019, with early adoption permitted. The Company adopted the standard in part prospectively and in part retrospectively, in accordance with the requirements of ASU 2018-13, on January 1, 2020. Since the Company, does not have level 3 fair value measurements or transfers between level 1 and level 2 fair value measurements, the adoption of the standard did not have a material impact on its footnote disclosures.
Note 3. Stock-based Compensation
Equity Incentive Plan
The following table lists the number of annual Restricted Stock Awards (RSAs) granted and canceled during the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31
	2020	2019
RSAs granted	39,915	36,183
RSAs canceled	5,034	8,334
During the first three months of 2020 and 2019, the RSAs granted were valued at $51.41 and $52.83 per share, respectively, based upon the fair value of the Company’s common stock on the date of grant. RSAs granted to officers vest over 36 months with the first year cliff vesting. RSAs granted to directors generally vest at the end of 12 months.
The following table lists the number of Restricted Stock Unit Awards (RSUs) granted, issued, and canceled during the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31
	2020	2019
RSUs granted	32,720	26,473
RSUs issued	41,731	62,726
RSUs canceled	22,936	31,177
The 2020 and 2019 RSUs granted may be issued upon completion of the three-year performance period and are recognized as expense ratably over the period using a fair value of $51.41 per share and $52.83 per share, respectively, and an estimate of RSUs earned during the period.
The Company has recorded compensation costs for the RSAs and RSUs in administrative and general operating expenses in the amount of $0.8 million and $2.7 million for the three months ended March 31, 2020 and 2019, respectively.

Note 4. Equity
The Company sold 115,834 shares of common stock through its at-the-market equity program and raised proceeds of $6.0 million net of $0.1 million in commissions paid under the equity distribution agreement during the first three months of 2020. The Company also incurred $0.1 million of equity issuance costs during the first three months of 2020.
The Company’s changes in total common stockholders’ equity for the three months ended March 31, 2020 and 2019 were as follows:

	Three months ended March 31, 2020
	Common Stock		Additional Paid-in Capital	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
	(In thousands)
Balance at January 1, 2020	48,532	$485	$362,275	$417,146	$779,906
Net loss				(20,307)	(20,307)
Issuance of common stock	210	2	7,227		7,229
Repurchase of common stock	(28)	—	(1,373)		(1,373)
Dividends paid on common stock ($0.2125 per share)				(10,315)	(10,315)
Balance at March 31, 2020	48,714	487	368,129	386,524	755,140

	Three months ended March 31, 2019
	Common Stock		Additional Paid-in Capital	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
	(In thousands)
Balance at January 1, 2019	48,065	$481	$337,623	$392,053	$730,157
Net loss				(7,640)	(7,640)
Issuance of common stock	109	—	3,179	—	3,179
Repurchase of common stock	(40)	—	(2,074)	—	(2,074)
Dividends paid on common stock ($0.1975 per share)				(9,493)	(9,493)
Balance at March 31, 2019	48,134	481	338,728	374,920	714,129

Note 5. Loss Per Share
The computations of basic and diluted loss per share are noted in the table below. Basic loss per share is computed by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding during the period. RSAs are included in the weighted average common shares outstanding because the shares have all the same voting and dividend rights as issued and unrestricted common stock. RSUs are not included in diluted shares for financial reporting until authorized by the Organization & Compensation Committee of the Board of Directors.

	Three Months Ended March 31
	2020	2019
	(In thousands, except per share data)
Net loss available to common stockholders	$(20,307)	$(7,640)
Weighted average common shares outstanding, basic	48,583	48,086
Weighted average common shares outstanding, dilutive	48,583	48,086
Loss per share - basic	$(0.42)	$(0.16)
Loss per share - diluted	$(0.42)	$(0.16)

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

Cash contributions made by the Company to the pension plans were $7.9 million for the three months ended March 31, 2020. There were no cash contributions made to the pension plans for the three months ended March 31, 2019. Cash contributions made by the Company to the other postretirement benefit plans were $2.2 million and $1.4 million for the three months ended March 31, 2020 and 2019, respectively. The total 2020 estimated cash contribution to the pension plans is $38.0 million and to the other postretirement benefit plans is $7.5 million.

The following tables list components of net periodic benefit costs for the pension plans and other postretirement benefits. The data listed under “pension plan” includes the qualified pension plan and the non-qualified supplemental executive retirement plan. The data listed under “other benefits” is for all other postretirement benefits.

	Three Months Ended March 31
	Pension Plan		Other Benefits
	2020	2019	2020	2019
Service cost	$8,811	$6,565	$2,106	$1,762
Interest cost	6,433	6,642	1,210	1,337
Expected return on plan assets	(8,265)	(7,567)	(1,811)	(1,435)
Amortization of prior service cost	1,057	1,262	49	49
Recognized net actuarial loss	3,196	1,312	14	104
Net periodic benefit cost	$11,232	$8,214	$1,568	$1,817

Service cost portion of the pension plan and other postretirement benefits is recognized in "administrative and general" expenses within the Condensed Consolidated Statements of Loss. Other components of net periodic benefit costs include interest costs, expected return on plan assets, amortization of prior service costs, and recognized net actuarial loss and are reported together as "other components of net periodic benefit cost" within the Condensed Consolidated Statements of Loss.
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
The outstanding borrowings on the Company line of credit were $105.1 million and $55.1 million as of March 31, 2020 and December 31, 2019, respectively. There were $230.0 million and $120.0 million of borrowings on the Cal Water line of credit as of March 31, 2020 and December 31, 2019, respectively. The average borrowing rate for borrowings on the Company and Cal Water lines of credit during the three months ended March 31, 2020 was 2.59% compared to 3.22% for the same period last year.

Note 8. Income Taxes
The Company adjusts its effective tax rate each quarter to be consistent with the estimated annual effective tax rate. The Company also records the tax effect of unusual or infrequently occurring discrete items.
The provision for income taxes is shown in the table below:

	Three Months Ended March 31
	2020	2019
Income tax benefit	$(4,850)	$(2,163)

The income tax benefit increased $2.7 million to $4.9 million for the three months ended March 31, 2020 as compared to $2.2 million for the three months ended March 31, 2019. The increase was due to an increase in pre-tax loss of $15.4 million for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019.

The Company's 2020 effective tax rate, before discrete items, is estimated to be 19.3%.

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
The Company had unrecognized tax benefits of approximately $11.7 million and $10.1 million as of March 31, 2020 and 2019, respectively. Included in the balance of unrecognized tax benefits, is approximately $3.3 million and $3.0 million, respectively, of tax benefits that, if recognized, would result in an adjustment to the Company’s effective tax rate. The Company does not expect its unrecognized tax benefits to change significantly within the next 12 months.
During the three months ended March 31, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was signed into law. The CARES Act includes provisions relating to refundable payroll tax credits, deferral of certain payroll  taxes,  technical  corrections  to  tax  depreciation  methods  for  qualified  improvement  property,  net  operating  loss carryback periods, alternative minimum tax credit refunds and modifications to the net interest deduction limitations which are not expected to have a material impact to the Company’s consolidated financial statements. The Company evaluated the provisions of the CARES Act and determined that it did not have a material effect on the Company's consolidated financial statements as of March 31, 2020.
Note 9. Regulatory Assets and Liabilities
The CPUC follows a rate case plan which requires Cal Water to file a GRC for each of its regulated operating districts every three years. In a GRC proceeding, the CPUC not only considers the utility's rate setting requests, but may also consider other issues that affect the utility's rates and operations. The CPUC is generally required to issue its GRC decision prior to the first day of the test year or authorize interim rates. In accordance with the rate case plan, Cal Water filed its 2018 GRC application in July of 2018 requesting rate changes effective January 1, 2020. On October 8, 2019, Cal Water jointly filed a formal settlement agreement for its 2018 GRC with the Public Advocates Office of the CPUC covering the majority of open matters in the case. The key matters not included in the settlement which are currently being litigated are: continuation of the WRAM, MCBA, PCBA, and HCBA. Recognition of regulatory assets for these litigated matters have therefore not been recorded for the period ended March 31, 2020. If the CPUC approves the settlement agreement, Cal Water would be authorized to include in rates $609.0 million to $628.0 million of new projects throughout the state in 2019 to 2021, along with approximately $200.0 million for completion of additional projects which commenced in 2018 and prior periods. Included in these figures are $148.0 million of advice letter authorizations, which would not be included in rates until related projects are completed. Cal Water anticipates that if the settlement were adopted, it would plan to make capital investments of approximately $809.0 million to $828.0 million in the 2019-2021 period. Cal Water's 2018 GRC decision has been delayed and Cal Water has been granted interim rate relief beginning January 1, 2020. The results of the

2018 GRC may differ from what is contained in the GRC application. The Company currently expects a decision from the CPUC in mid-2020.
Regulatory assets and liabilities were comprised of the following as of March 31, 2020 and December 31, 2019:

	Recovery Period	March 31, 2020	December 31, 2019
Regulatory Assets
Pension and retiree group health	Indefinitely	$208,157	$208,321
Property-related temporary differences (tax benefits flowed through to customers)	Indefinitely	105,600	104,931
Other accrued benefits	Indefinitely	20,885	20,030
Net WRAM and MCBA long-term accounts receivable	1-2 years	31,693	25,465
Asset retirement obligations, net	Indefinitely	20,045	19,567
Interim rates long-term accounts receivable	1 year	4,642	4,642
Tank coating	10 years	14,426	13,535
Recoverable property losses	10 years	4,856	5,000
PCBA	1 year	21,465	21,465
Other components of net periodic benefit cost	Indefinitely	5,503	5,145
Other regulatory assets	Various	5,547	5,221
Total Regulatory Assets		$442,819	$433,322

Regulatory Liabilities
Future tax benefits due to customers		$194,459	$194,501
HCBA		4,271	4,271
CEBA		559	2,742
Net WRAM and MCBA long-term payable		135	211
Tax accounting memorandum account		853	806
Cost of capital memorandum account		154	151
1,2,3 trichloropropane (TCP) settlement proceeds		9,491	8,426
Other regulatory liabilities		345	305
Total Regulatory Liabilities		$210,267	$211,413

Short-term regulatory assets and liabilities are excluded from the above table.
The short-term regulatory assets were $25.0 million as of March 31, 2020 and $38.2 million as of December 31, 2019. As of March 31, 2020 and December 31, 2019, the short-term regulatory assets primarily consist of net WRAM and MCBA receivables.
The short-term portions of regulatory liabilities were $3.5 million as of March 31, 2020 and $4.5 million as of December 31, 2019. The short-term regulatory liabilities as of March 31, 2020, primarily consist of 2015 GRC CEBA refunds. As of December 31, 2019, the short-term regulatory liabilities primarily consist of TCP settlement proceeds, tax accounting memorandum account refunds, and cost of capital memorandum account refunds.

Note 10. Commitments and Contingencies
Commitments
The Company has significant commitments to purchase water from water wholesalers. The Company also has operating and finance leases for water systems, offices, land easements, licenses, equipment, and other facilities. These commitments and leases are described in the Company's Annual Report on Form 10-K for the year ended December 31, 2019.

As of March 31, 2020, there were no significant changes in these commitments from December 31, 2019.
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
Other Legal Matters
From time to time, the Company is involved in various disputes and litigation matters that arise in the ordinary course of business. The status of each significant matter is reviewed and assessed for potential financial exposure. If the potential loss from any claim or legal proceeding is considered probable and the amount of the range of loss can be estimated, a liability is accrued for the estimated loss in accordance with the accounting standards for contingencies. Legal proceedings are subject to uncertainties, and the outcomes are difficult to predict. Because of such uncertainties, accruals are based on the best information available at the time. While the outcome of these disputes and litigation matters cannot be predicted with any certainty, management does not believe when taking into account existing reserves the ultimate resolution of these matters will materially affect the Company’s financial position, results of operations, or cash flows. As of March 31, 2020 and December 31, 2019, the Company recognized a liability of $2.0 million and $2.5 million, respectively, for known legal matters. The cost of litigation is expensed as incurred and any settlement is first offset against such costs. Any settlement in excess of the cost to litigate is accounted for on a case by case basis, dependent on the nature of the settlement.
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
Advances for construction fair values were estimated using broker quotes from companies that frequently purchase these investments.

	March 31, 2020
		Fair Value
	Cost	Level 1	Level 2	Level 3	Total
Long-term debt, including current maturities, net	$808,331	—	$989,749	—	$989,749
Advances for construction	194,046	—	82,078	—	82,078
Total	$1,002,377	$—	$1,071,827	$—	$1,071,827

	December 31, 2019
		Fair Value
	Cost	Level 1	Level 2	Level 3	Total
Long-term debt, including current maturities, net	$808,622	$—	$873,454	$—	$873,454
Advances for construction	191,062	—	79,550	—	79,550
Total	$999,684	—	$953,004	$—	$953,004

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
The following tables present the Condensed Consolidating Balance Sheets as of March 31, 2020 and December 31, 2019, the Condensed Consolidating Statements of (Loss) Income for the three months ended March 31, 2020 and 2019, and the Condensed Consolidating Statements of Cash Flows for the three months ended March 31, 2020 and 2019 of (i) California Water Service Group, the guarantor of the First Mortgage Bonds and the parent company; (ii) California Water Service Company, the issuer of the First Mortgage Bonds and a 100% owned consolidated subsidiary of California Water Service Group; and (iii) the other 100% owned non-guarantor consolidated subsidiaries of California Water Service Group. No other subsidiary of the Company guarantees the securities.

CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATING BALANCE SHEET
As of March 31, 2020
(In thousands)

	Parent Company	Cal Water	All Other Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS
Utility plant:
Utility plant	$1,318	$3,395,699	$226,598	$(7,197)	$3,616,418
Less accumulated depreciation and amortization	(1,130)	(1,103,286)	(67,230)	2,199	(1,169,447)
Net utility plant	188	2,292,413	159,368	(4,998)	2,446,971
Current assets:
Cash and cash equivalents	56,356	74,655	9,395	—	140,406
Receivables and unbilled revenue, net	—	98,794	4,482	—	103,276
Receivables from affiliates	23,212	1,704	24	(24,940)	—
Other current assets	634	23,251	2,515	—	26,400
Total current assets	80,202	198,404	16,416	(24,940)	270,082
Other assets:
Regulatory assets	—	438,075	4,744	—	442,819
Investments in affiliates	752,501	—	—	(752,501)	—
Long-term affiliate notes receivable	29,579	—	—	(29,579)	—
Other assets	458	75,228	5,508	(221)	80,973
Total other assets	782,538	513,303	10,252	(782,301)	523,792
TOTAL ASSETS	$862,928	$3,004,120	$186,036	$(812,239)	$3,240,845
CAPITALIZATION AND LIABILITIES
Capitalization:
Common stockholders’ equity	$755,140	$676,674	$81,031	$(757,705)	$755,140
Affiliate long-term debt	—	—	29,579	(29,579)	—
Long-term debt, net	—	786,040	427	—	786,467
Total capitalization	755,140	1,462,714	111,037	(787,284)	1,541,607
Current liabilities:
Current maturities of long-term debt, net	—	21,743	121	—	21,864
Short-term borrowings	105,100	230,000	—	—	335,100
Payables to affiliates	797	25	24,118	(24,940)	—
Accounts payable	—	94,979	4,040	—	99,019
Accrued expenses and other liabilities	334	53,721	3,089	—	57,144
Total current liabilities	106,231	400,468	31,368	(24,940)	513,127
Unamortized investment tax credits	—	1,575	—	—	1,575
Deferred income taxes	1,557	213,617	3,292	(15)	218,451
Pension and postretirement benefits other than pensions	—	260,337	—	—	260,337
Regulatory liabilities and other	—	261,072	7,845	—	268,917
Advances for construction	—	193,568	478	—	194,046
Contributions in aid of construction	—	210,769	32,016	—	242,785
TOTAL CAPITALIZATION AND LIABILITIES	$862,928	$3,004,120	$186,036	$(812,239)	$3,240,845

CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATING BALANCE SHEET
As of December 31, 2019
(In thousands)

	Parent Company	Cal Water	All Other Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS
Utility plant:
Utility plant	$1,318	$3,332,331	$224,033	$(7,197)	$3,550,485
Less accumulated depreciation and amortization	(1,107)	(1,079,627)	(65,561)	2,180	(1,144,115)
Net utility plant	211	2,252,704	158,472	(5,017)	2,406,370
Current assets:
Cash and cash equivalents	3,096	29,098	10,459	—	42,653
Receivables and unbilled revenue, net	—	114,999	4,350	—	119,349
Receivables from affiliates	25,803	3,621	209	(29,633)	—
Other current assets	90	20,615	2,005	—	22,710
Total current assets	28,989	168,333	17,023	(29,633)	184,712
Other assets:
Regulatory assets	—	428,639	4,683	—	433,322
Investments in affiliates	777,170	—	—	(777,170)	—
Long-term affiliate notes receivable	30,060	—	—	(30,060)	—
Other assets	409	81,591	5,125	(221)	86,904
Total other assets	807,639	510,230	9,808	(807,451)	520,226
TOTAL ASSETS	$836,839	$2,931,267	$185,303	$(842,101)	$3,111,308
CAPITALIZATION AND LIABILITIES
Capitalization:
Common stockholders’ equity	$779,906	$700,784	81,604	$(782,388)	$779,906
Affiliate long-term debt	—	—	30,060	(30,060)	—
Long-term debt, net	—	786,310	444	—	786,754
Total capitalization	779,906	1,487,094	112,108	(812,448)	1,566,660
Current liabilities:
Current maturities of long-term debt, net	—	21,732	136	—	21,868
Short-term borrowings	55,100	120,000	—	—	175,100
Payables to affiliates	—	6,115	23,518	(29,633)	—
Accounts payable	—	104,419	4,044	—	108,463
Accrued expenses and other liabilities	313	50,569	2,408	—	53,290
Total current liabilities	55,413	302,835	30,106	(29,633)	358,721
Unamortized investment tax credits	—	1,575	—	—	1,575
Deferred income taxes	1,520	217,847	3,243	(20)	222,590
Pension and postretirement benefits other than pensions	—	258,907	—	—	258,907
Regulatory and other liabilities	—	262,859	7,397	—	270,256
Advances for construction	—	190,568	494	—	191,062
Contributions in aid of construction	—	209,582	31,955	—	241,537
TOTAL CAPITALIZATION AND LIABILITIES	$836,839	$2,931,267	$185,303	$(842,101)	$3,111,308

CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATING STATEMENT OF (LOSS) INCOME
For the three months ended March 31, 2020
(In thousands)

	Parent Company	Cal Water	All Other Subsidiaries	Consolidating Adjustments	Consolidated
Operating revenue	$—	$115,392	$10,171	$—	$125,563
Operating expenses:
Operations:
Water production costs	—	51,758	2,218	—	53,976
Administrative and general	—	26,892	2,788	—	29,680
Other operations	—	12,155	1,965	(146)	13,974
Maintenance	—	6,649	424	—	7,073
Depreciation and amortization	24	22,957	1,531	(20)	24,492
Income tax (benefit) expense	(118)	(4,022)	1	202	(3,937)
Property and other taxes	—	6,426	802	—	7,228
Total operating (income) expenses	(94)	122,815	9,729	36	132,486
Net operating income (loss)	94	(7,423)	442	(36)	(6,923)
Other income and expenses:
Non-regulated revenue	555	3,591	381	(700)	3,827
Non-regulated expenses	—	(8,255)	(199)	—	(8,454)
Other components of net periodic benefit cost	—	(1,401)	(29)	—	(1,430)
Allowance for equity funds used during construction	—	1,614	—	—	1,614
Income tax (expense) benefit on other income and expenses	(155)	918	(46)	196	913
Net other income (loss)	400	(3,533)	107	(504)	(3,530)
Interest:
Interest expense	397	10,400	555	(554)	10,798
Allowance for borrowed funds used during construction	—	(889)	(55)	—	(944)
Net interest expense	397	9,511	500	(554)	9,854
Equity loss of subsidiaries	(20,404)	—	—	20,404	—
Net (loss) income	$(20,307)	$(20,467)	$49	$20,418	$(20,307)

CALIFORNIA WATER SERVICE GROUP
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

CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the three months ended March 31, 2020
(In thousands)

	Parent Company	Cal Water	All Other Subsidiaries	Consolidating Adjustments	Consolidated
Operating activities:
Net (loss) income	$(20,307)	$(20,467)	$49	$20,418	$(20,307)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Equity loss of subsidiaries	20,404	—	—	(20,404)	—
Dividends received from affiliates	10,315	—	—	(10,315)	—
Depreciation and amortization	23	23,525	1,565	(20)	25,093
Changes in value of life insurance contracts	—	4,717	—	—	4,717
Allowance for equity funds used during construction	—	(1,614)	—	—	(1,614)
Changes in operating assets and liabilities	(522)	(230)	182	—	(570)
Other changes in noncurrent assets and liabilities	704	(4,021)	59	6	(3,252)
Net cash provided by operating activities	10,617	1,910	1,855	(10,315)	4,067
Investing activities:
Utility plant expenditures	—	(62,671)	(2,599)	—	(65,270)
Investment in affiliates	(6,049)	—	—	6,049	—
Changes in affiliate advances	5,980	1,917	155	(8,052)	—
Issuance of affiliate short-term borrowings	(3,500)	—	—	3,500	—
Reduction of affiliates long-term debt	592	—	—	(592)	—
Net cash used in investing activities	(2,977)	(60,754)	(2,444)	905	(65,270)
Financing Activities:
Short-term borrowings	50,000	120,000	—	—	170,000
Repayment of short-term borrowings	—	(10,000)	—	—	(10,000)
Investment from affiliates	—	6,049	—	(6,049)	—
Changes in affiliate advances	797	(6,090)	(2,759)	8,052	—
Proceeds from affiliate short-term borrowings	—	—	3,500	(3,500)	—
Repayment of affiliates long-term borrowings	—	—	(592)	592	—
Repayment of long-term debt	—	(166)	(31)	—	(197)
Advances and contributions in aid of construction	—	6,400	32	—	6,432
Refunds of advances for construction	—	(2,156)	(1)	—	(2,157)
Repurchase of common stock	(1,373)	—	—	—	(1,373)
Issuance of common stock	6,511	—	—	—	6,511
Dividends paid to non-affiliates	(10,315)	—	—	—	(10,315)
Dividends paid to affiliates	—	(9,691)	(624)	10,315	—
Net cash provided by (used in) financing activities	45,620	104,346	(475)	9,410	158,901
Change in cash, cash equivalents, and restricted cash	53,260	45,502	(1,064)	—	97,698
Cash, cash equivalents, and restricted cash at beginning of period	3,096	29,679	10,523	—	43,298
Cash, cash equivalents, and restricted cash at end of period	$56,356	$75,181	$9,459	—	$140,996

CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the three months ended March 31, 2019
(In thousands)

	Parent Company	Cal Water	All Other Subsidiaries	Consolidating Adjustments	Consolidated
Operating activities:
Net (loss) income	$(7,640)	$(7,941)	$192	$7,749	$(7,640)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Equity loss of subsidiaries	7,734	—	—	(7,734)	—
Dividends received from affiliates	9,493	—	—	(9,493)	—
Depreciation and amortization	23	21,394	1,497	(21)	22,893
Changes in value of life insurance contracts	—	(2,254)	—	—	(2,254)
Allowance for equity funds used during construction	—	(1,533)	—	—	(1,533)
Changes in operating assets and liabilities	(195)	(201)	1,551	—	1,155
Other changes in noncurrent assets and liabilities	2,476	4,951	87	6	7,520
Net cash provided by operating activities	11,891	14,416	3,327	(9,493)	20,141
Investing activities:
Utility plant expenditures	—	(57,410)	(2,471)	—	(59,881)
Changes in affiliate advances	184	1,330	(113)	(1,401)	—
Issuance of affiliate short-term borrowings	(4,300)	—	—	4,300	—
Reduction of affiliates long-term debt	481	—	—	(481)	—
Net cash used in investing activities	(3,635)	(56,080)	(2,584)	2,418	(59,881)
Financing Activities:
Short-term borrowings	—	60,000	—	—	60,000
Changes in affiliate advances	(17)	772	(2,156)	1,401	—
Proceeds from affiliate short-term borrowings	—	—	4,300	(4,300)	—
Repayment of affiliates long-term borrowings	—	—	(481)	481	—
Repayment of long-term debt	—	(171)	(55)	—	(226)
Advances and contributions in aid for construction	—	5,979	65	—	6,044
Refunds of advances for construction	—	(1,789)	(1)	—	(1,790)
Repurchase of common stock	(2,074)	—	—	—	(2,074)
Issuance of common stock	454	—	—	—	454
Dividends paid to non-affiliates	(9,493)	—	—	—	(9,493)
Dividends paid to affiliates	—	(9,185)	(308)	9,493	—
Net cash (used in) provided by financing activities	(11,130)	55,606	1,364	7,075	52,915
Change in cash, cash equivalents, and restricted cash	(2,874)	13,942	2,107	—	13,175
Cash, cash equivalents, and restricted cash at beginning of period	3,779	34,238	9,698	—	47,715
Cash, cash equivalents, and restricted cash at end of period	$905	$48,180	$11,805	—	$60,890

Item 2
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Dollar amounts in thousands unless otherwise stated
FORWARD LOOKING STATEMENTS
This quarterly report, including all documents incorporated by reference, contains forward-looking statements within the meaning established by the Private Securities Litigation Reform Act of 1995. Forward-looking statements in this quarterly report are based on currently available information, expectations, estimates, assumptions and projections, and our management’s beliefs, assumptions, judgments and expectations about us, the water utility industry and general economic conditions, including statements regarding the anticipated impact on our business of the ongoing COVID-19 pandemic and related public health measures. These statements are not statements of historical fact. When used in our documents, statements that are not historical in nature, including words like “expects,” “intends,” “plans,” “believes,” “may,” “estimates,” “assumes,” “anticipates,” “projects,” “predicts,” “forecasts,” “should,” “seeks,” or variations of these words or similar expressions are intended to identify forward-looking statements. The forward-looking statements are not guarantees of future performance. They are based on numerous assumptions that we believe are reasonable, but they are open to a wide range of uncertainties and business risks. Consequently, actual results may vary materially from what is contained in a forward-looking statement.

Factors which may cause actual results to be different than those expected or anticipated include, but are not limited to:

•	the impact of the ongoing COVID-19 pandemic and related public health measures;

•	our ability to invest or apply the proceeds from the issuance of common stock in an accretive manner;

•	governmental and regulatory commissions' decisions, including decisions on proper disposition of property;

•	consequences of eminent domain actions relating to our water systems;

•	changes in regulatory commissions' policies and procedures;

•	the timeliness of regulatory commissions' actions concerning rate relief and other actions;

•	increased risk of inverse condemnation losses as a result of climate conditions;

•	our ability to renew leases to operate water systems owned by others on beneficial terms;

•	changes in California State Water Resources Control Board water quality standards;

•	changes in environmental compliance and water quality requirements;

•	electric power interruptions, especially as a result of Public Safety Power Shutoff (PSPS) programs;

•	housing and customer growth;

•	the impact of opposition to rate increases;

•	our ability to recover costs;

•	availability of water supplies;

•	issues with the implementation, maintenance or security of our information technology systems;

•	civil disturbances or terrorist threats or acts;

•	the adequacy of our efforts to mitigate physical and cyber security risks and threats;

•	the ability of our enterprise risk management processes to identify or address risks adequately;

•	labor relations matters as we negotiate with the unions;

•	changes in customer water use patterns and the effects of conservation;

•
the impact of weather, climate, natural disasters, and actual or threatened public health emergencies, including disease outbreaks, on our operations, water quality, water availability, water sales and operating results and the adequacy of our emergency preparedness; and

•	the risks set forth in “Risk Factors” included in the Company's Annual Report on Form 10-K for the year ended December 31, 2019 and in Item 1.A of this quarterly report.

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
CRITICAL ACCOUNTING POLICIES
We maintain our accounting records in accordance with GAAP and as directed by the Commissions to which our operations are subject. The process of preparing financial statements in accordance with GAAP requires the use of estimates on the part of management. The estimates used by management are based on historic experience and an understanding of current facts and circumstances. Management believes that the following accounting policies are critical because they involve a higher degree of complexity and judgment, and can have a material impact on our results of operations, financial condition, and cash flows of the business. These policies and their key characteristics are discussed in detail in the Company's Annual Report on Form 10-K for the year ended December 31, 2019. They include:

•	revenue recognition;

•	regulated utility accounting;

•	income taxes;

•	pension and postretirement health care benefits;
For the three months ended March 31, 2020, there were no changes in the methodology for computing critical accounting estimates, no additional accounting estimates met the standards for critical accounting policies, and there were no material changes to the important assumptions underlying the critical accounting estimates.
RESULTS OF FIRST QUARTER 2020 OPERATIONS
COMPARED TO FIRST QUARTER 2019 OPERATIONS
Dollar amounts in thousands unless otherwise stated

Overview

Net Loss
Net loss for the three months ended March 31, 2020 was $20.3 million or $0.42 loss per diluted common share, compared to net loss of $7.6 million or $0.16 loss per diluted common share for the three months ended March 31, 2019.
The $12.7 million increase in net loss was primarily due to lack of resolution of the California GRC. First quarter results did not include general rate relief and revenue increases from previously approved regulatory mechanisms that would have offset increases in water production costs of $8.4 million, employee pension benefit costs of $2.2 million, and depreciation expense of $2.1 million. Also, the deferral of WRAM revenues expected to be collected beyond 24 months of the period recorded decreased pre-tax income by $1.1 million.
If the CPUC had approved the settlement agreement and the positions proposed by Cal Water on October 8, 2019, we estimate it would have added $15.4 million of operating revenue and it would have decreased operating expenses by $1.7 million for TCJA income tax refunds for the three months ended March 31, 2020.
Additional factors outside our immediate control also significantly contributed to the increase in net loss, including a $7.0 million increase in unrealized loss on certain benefit plan investments partially offset by a $5.0 million increase in accrued unbilled revenue.

The CPUC granted Cal Water’s request to continue charging existing rates beginning January 1, 2020 as interim rates, and is allowing Cal Water to track the difference between interim rates and rates that are eventually approved. We expect that the difference in interim and approved rates will be collected through customer surcharges over 12 months. The CPUC has the authority to adopt the settlement agreement or render a different decision. Had the CPUC approved the settlement proposed by us on October 8, 2019, we estimate proposed new rates would have added the following to our first quarter results: $7.9 million of revenue for delayed service charge and quantity rate increases and $7.5 million of revenue from disputed regulatory mechanisms, which will be recognized if approved.
COVID-19
At the end of 2019, a COVID-19 outbreak was reported to have surfaced in Wuhan, China, and has since spread to a large number of other countries, including the United States. In March of 2020, the World Health Organization characterized the outbreak as a pandemic. During the month of March, all of the states in which we operate enacted shelter-in-place and social distancing ordinances that resulted in temporary, though still ongoing, closures of non-essential businesses and self-quarantining of non-essential workers. As an “essential business” during times of emergencies pursuant to the U.S. Critical Infrastructures Protection Act of 2001, we are working to continue to provide high quality water and wastewater services to our two million customers. For the three months ended March 31, 2020 and through April 30, 2020, the COVID-19 pandemic has not had a significant impact on our business or operations.
If we need to close any of our facilities due to outbreaks of COVID-19 or if a critical number of our employees become too ill to work, our business operations could be materially adversely affected in a rapid manner. The impact of the COVID-19 pandemic is fluid and continues to evolve, and therefore, we cannot predict the extent to which our business, results of operations, financial condition or liquidity will ultimately be impacted.
CARES Act
On March 27, 2020, the President signed into law the CARES Act. The CARES Act provides numerous tax provisions and other stimulus measures, including temporary changes regarding the prior and future utilization of net operating losses, temporary changes to the prior and future limitations on interest deductions, temporary suspension of certain payment requirements for the employer portion of Social Security taxes, technical corrections from prior tax legislation for tax depreciation of certain qualified improvement property, and the creation of certain refundable employee retention credits. We evaluated the provisions of the CARES Act and determined that it did not have a material effect on our consolidated financial statements as of March 31, 2020 and will continue to assess the implications of the CARES Act and its continuing developments and interpretations.
Operating Revenue
Operating revenue decreased $0.5 million, or 0.4%, to $125.6 million in the first quarter of 2020 as compared to the first quarter of 2019. The factors that impacted the operating revenue for the first quarter of 2020 as compared to the first quarter of 2019 are as follows:

Net change due to rate changes, usage, and other (1)	$17,647
WRAM Revenue (2)	(18,501)
MCBA Revenue (3)	8,663
Other balancing account revenue (4)	(1,438)
Deferral of revenue (5)	(6,919)
Net operating revenue decrease	$(548)

1.
The net change due to rate changes, usage, and other in the above table was mainly driven by an $11.5 million increase in volumetric revenue due to an 11.7% increase in customer usage and rate increases. In addition, there was a $5.0 million increase in accrued unbilled revenue. The components of the rate increases are as follows:

Escalation rate increases	$518
Purchased water and pump tax offsets	1,034
Rate base offsets	422
Total increase in rates	$1,974

2.
WRAM revenue is the variance between adopted volumetric revenues and actual billed volumetric revenues for metered accounts. In the first quarter of 2020, no WRAM revenue was recorded due to the delay in the approval of the 2018 GRC. In the first quarter of 2019, we recognized $18.5 million of WRAM revenue as actual billed volumetric revenue was lower than adopted volumetric revenue.

3.
The MCBA revenue increase is due to the delay in the approval of the 2018 GRC as no MCBA revenue was recorded in the first quarter of 2020. In the first quarter of 2019, we recognized an $8.7 million decrease to revenue as actual water production costs were lower than adopted water production costs. As required by the MCBA mechanism, the difference in actual water production costs and adopted water production costs in California is recorded to operating revenue.

4.
The other balancing account revenue consists of the pension, conservation and health care balancing account revenues. Pension and conservation balancing account revenues are the differences between actual expenses and adopted rate recovery. Health care balancing account revenue is 85% of the difference between actual health care expenses and adopted rate recovery. In 2020, no adjustment was recorded for the pension cost and health cost balancing accounts due to the delay in the approval of the 2018 GRC. In 2019, actual pension and health care costs were above the adopted costs and an increase to revenue of $0.8 million was recognized for the difference. In addition, there was a decrease in actual conservation expenses relative to adopted costs in the first quarter of 2020 as compared to the first quarter 2019 of $0.7 million.

5.
The deferral of revenue consists of amounts that are expected to be collected from customers beyond 24 months following the end of the accounting period in which these revenues were recorded. The deferral increased in the first quarter of 2020 as compared to the first quarter of 2019 as we elected to defer a portion of our net WRAM receivable that was filed for recovery in 2020 to 2021 due to the COVID-19 pandemic.

Total Operating Expenses

Total operating expenses increased $6.9 million, or 5.5%, to $132.5 million in the first quarter of 2020, as compared to $125.6 million in the first quarter of 2019.

Water production costs consists of purchased water, purchased power, and pump taxes. It represents the largest component of total operating expenses, accounting for approximately 40.7% of total operating expenses in the first quarter of 2020, as compared to 36.3% of total operating expenses in the first quarter of 2019. Water production costs increased 18.4% in the first quarter of 2020 as compared to the same period last year mainly due to increased rates from our purchased water wholesalers and an increase in purchased water production.
Sources of water as a percent of total water production are listed in the following table:

	Three Months Ended March 31
	2020	2019
Well production	43%	45%
Purchased	52%	50%
Surface	5%	5%
Total	100%	100%
The components of water production costs are shown in the table below:

	Three Months Ended March 31
	2020	2019	Change
Purchased water	$45,349	$38,216	$7,133
Purchased power	5,776	5,230	546
Pump taxes	2,851	2,146	705
Total	$53,976	$45,592	$8,384

Administrative and general and other operations expenses decreased $3.3 million to $43.7 million in the first quarter of 2020, primarily due to deferral of $5.8 million of costs associated with deferred WRAM revenue which was partially offset by a $2.2 million increase in employee pension benefit costs.

Maintenance expense increased $0.6 million, or 9.6%, to $7.1 million in the first quarter of 2020, as compared to $6.5 million in the first quarter of 2019, due to increased costs for repairs of facilities.

Depreciation and amortization expense increased $2.1 million, or 9.5%, to $24.5 million in the first quarter of 2020, as compared to $22.4 million in the first quarter of 2019, due to capital additions.

Income tax benefit increased $0.9 million, or 31.6%, to $3.9 million in the first quarter of 2020, as compared to $3.0 million in the first quarter of 2019, due to an increase in operating loss. The Company’s estimated combined effective income tax rate for 2020 is 19.3%.
Property and other taxes decreased $0.1 million, or 0.9%, to $7.2 million in the first quarter of 2020, as compared to $7.3 million in the first quarter of 2019.
Other Income and Expenses
Net other loss increased $5.7 million in the first quarter of 2020, mostly due to a $7.0 million increase in unrealized loss on certain benefit plan investments, which was partially offset by a $1.7 million increase in income tax benefit.
Interest Expense
Net interest expense decreased $0.3 million, or 3.8%, to $9.9 million in the first quarter of 2020, as compared to $10.2 million in the first quarter of 2019. The decrease was due primarily to reduced interest rates in the first quarter of 2020 as compared to the first quarter of 2019.
REGULATORY MATTERS
2020 California Regulatory Activity
2018 GRC Filing
As of April 30, 2020, Cal Water has not received a decision resolving its 2018 GRC. The parties addressed most issues through a proposed settlement and litigated the remaining issues. The delay in the resolution of the case has had a material adverse impact on our revenue, operating results, and earnings per share on an interim basis but this impact is expected to be reversed at the time of a final decision through recognition of interim rate recovery. Continued delay will significantly impact operating results for the second quarter of 2020. On April 28, 2020, Cal Water filed a motion urging the CPUC to adopt a final decision by July 1, 2020, but proposing a deferral of rate increases until January 1, 2021. If approved, the impact of the deferral will be tracked in the interim rate memorandum account.
2020 Cost of Capital Application
On March 11, 2020, the CPUC granted Cal Water and three other large water companies an extension to May 1, 2021 to file their cost of capital application.
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
WRAM/MCBA Filings
In March and April of 2020, Cal Water submitted advice letters to true up the revenue under-collections for the 2019 annual WRAMs/MCBAs of its regulated districts. A net under-collection of $27.1 million is being recovered from customers in the form of 12 and 18 month surcharges. Due to the COVID 19 pandemic, we elected to adjust the 2019 WRAM filing so that the new rates would only be implemented in districts where overall customer bills would not be increased. As a result, approximately $18.8 million of the $45.9 million of net WRAM/MCBA additions from 2019 were deferred to 2021. The new rates incorporate net WRAM/MCBA balances that were previously approved for recovery, and became effective in April of 2020.
Polyfluoroalkyl Substances Memorandum Account (PFAS MA)
Public water systems have been ordered by the State Water Resources Control Board to detect, monitor, and report perfluorooctanoic and perfluorooctanesulfonic acid in drinking water. Cal Water has begun sampling its wells for these contaminants, and anticipates incurring substantial costs in order to comply. In the first quarter of 2020, Cal Water submitted an advice letter to establish the PFAS MA, which would give Cal Water the opportunity to track and recover incremental costs related to compliance with the order. The PFAS MA was suspended pending further review by the CPUC on April 2, 2020.
Regulatory Activity - Other States
Rainier View Water Company (Washington Water)
On March 27, 2020, the Washington Utilities and Transportation Commission (WUTC) approved Washington Water's application for the sale and transfer of assets of Rainier View Water Company. Washington Water is expecting to take control of the water system in the second quarter of 2020, subject to fulfillment of certain closing conditions of the acquisition agreement with Rainier View Water Company.
LIQUIDITY
Cash flow from Operations
Cash flow from operations for the first three months of 2020 was $4.1 million compared to $20.1 million for the same period in 2019. Cash generated by operations varies during the year due to customer billings, and timing of collections and contributions to our benefit plans.
During the first three months of 2020, we made contributions of $7.9 million to our employee pension plan. No contributions were made to the employee pension plan during the first three months of 2019. During the first three months of 2020, we made contributions of $2.2 million to the other postretirement benefit plans compared to contributions of $1.4 million during the first three months of 2019. The full-year 2020 estimated cash contribution to the pension plans and other postretirement benefits plans are expected to be $38.0 million and $7.5 million, respectively.
The water business is seasonal. Billed revenue is lower in the cool, wet winter months when less water is used compared to the warm, dry summer months when water use is highest. This seasonality results in the possible need for short-term borrowings under the unsecured revolving credit facilities in the event cash is not available to cover operating and utility plant costs during the winter period. Due to the uncertainty of the effect of the COVID-19 pandemic, we borrowed on our unsecured revolving credit facilities to provide substantial additional liquidity to manage our business (as described below under Financing Activities). The increase in cash flows during the summer allows short-term borrowings to be paid down. Customer water usage can be lower than normal in drought years and when greater-than-normal precipitation falls in our service areas or temperatures are lower than normal, especially in the summer months.
Investing Activities
During the first three months of 2020 and 2019, we used $65.3 million and $59.9 million, respectively, of cash for Company-funded and developer-funded utility plant expenditures. Annual expenditures fluctuate each year due to the availability of construction resources and our ability to obtain construction permits in a timely manner. For 2020, we estimate utility plant expenditures to be between $260.0 million and $290.0 million.
Financing Activities
Net cash provided by financing activities was $158.9 million during the first three months of 2020 compared to $52.9 million of net cash provided by financing activities for the same period in 2019. For 2020, this includes our issuance of $6.0 million of Company common stock through our at-the-market equity program and $0.5 million through our employee stock purchase plan.
During the first three months of 2020 and 2019, we borrowed $170.0 million and $60.0 million, respectively, on our unsecured revolving credit facilities. The borrowings on our unsecured revolving credit facilities in 2020 were to provide substantial additional liquidity to manage our business in connection with economic uncertainty and financial market volatility caused by the COVID-19 pandemic. We made a repayment on our unsecured revolving credit facilities of $10.0 million during the first three months of 2020, while no repayments were made for the same period in 2019.

The undercollected net WRAM and MCBA receivable balances were $58.4 million and $60.8 million as of March 31, 2020 and 2019, respectively. The undercollected balances were primarily financed by Cal Water using short-term and long-term financing arrangements to meet operational cash requirements. Interest on the undercollected balances, which represents the interest recoverable from customers, is limited to the then-current 90-day commercial paper rates which typically are significantly lower than Cal Water’s short and long-term financing rates.
Short-Term and Long-Term Financing
During the first three months of 2020, we utilized cash generated from operations, borrowings on the unsecured revolving credit facilities, and cash received from the sale of Company common stock through our at-the-market equity program to fund operations and capital investments.
Bond principal and other long-term debt payments were $0.2 million during the first three months of 2020 and 2019.
In future periods, management anticipates funding our utility plant needs through a relatively balanced approach between debt and equity.
Short-term liquidity is provided by our unsecured revolving credit facilities and internally generated funds. Long-term financing is accomplished through the use of both debt and equity. However, the recent COVID-19 pandemic, which has caused disruption in the capital markets, could make financing more difficult and/or expensive. To mitigate this risk, we borrowed $100.0 million on our unsecured revolving credit facilities to provide substantial additional liquidity. The Company and subsidiaries that it designates may borrow up to $150.0 million under the Company’s revolving credit facility. Cal Water may borrow up to $400.0 million under its revolving credit facility; however, all borrowings must be repaid within 24 months unless a different period is required or authorized by the CPUC. The proceeds from the unsecured revolving credit facilities may be used for working capital purposes, including the short-term financing of utility plant projects.
As of March 31, 2020 and December 31, 2019, there were short-term borrowings of $335.1 million and $175.1 million, respectively, outstanding on the unsecured revolving credit facilities.
Given our ability to access our lines of credit on a daily basis, cash balances are managed to levels required for daily cash needs and excess cash is invested in short-term or cash equivalent instruments. Minimal operating levels of cash are maintained for Washington Water, New Mexico Water, and Hawaii Water.
Both short-term credit agreements contain affirmative and negative covenants and events of default customary for credit facilities of this type including, among other things, limitations and prohibitions relating to additional indebtedness, liens, mergers, and asset sales. Also, these unsecured credit agreements contain financial covenants governing the Company and its subsidiaries’ consolidated total capitalization ratio not to exceed 66.7% and an interest coverage ratio of three or more. As of March 31, 2020, we are in compliance with all of the covenant requirements and are eligible to use the full amount of the undrawn portion of our unsecured revolving credit facilities.
Long-term financing, which includes First Mortgage Bonds, other debt securities, and common stock, has typically been used to replace short-term borrowings and fund utility plant expenditures. Internally generated funds, after making dividend payments, provide positive cash flow, but have not been at a level to meet the needs of our utility plant expenditure requirements. Management expects this trend to continue given our planned utility plant expenditures for the next five years. Some utility plant expenditures are funded by payments received from developers for contributions in aid of construction or advances for construction. Funds received for contributions in aid of construction are non-refundable, whereas funds classified as advances in construction are generally refundable over 40 years. Management believes long-term financing is available to meet our cash flow needs through issuances in both debt and equity instruments.
Dividends
During the first three months of 2020, our quarterly common stock dividend payments were $0.2125 per share compared to $0.1975 per share during the first three months of 2019. For the full year 2019, the payout ratio was 60.3% of net income. On a long-term basis, our goal is to achieve a dividend payout ratio of 60% of net income accomplished through future earnings growth.
At the April 29, 2020 meeting, the Company's Board of Directors declared the second quarter dividend of $0.2125 per share payable on May 22, 2020, to stockholders of record on May 11, 2020. This was our 301st consecutive quarterly dividend.

2020 Financing Plan
We intend to fund our utility plant needs in future periods through a relatively balanced approach between long-term debt and equity. The Company and Cal Water have a syndicated unsecured revolving line of credit of $150.0 million and $400.0 million, respectively, for short-term borrowings. As of March 31, 2020, the Company’s and Cal Water’s availability on these unsecured revolving lines of credit was $44.9 million and $170.0 million, respectively. As the impact of the COVID-19 pandemic on the economy and our operations evolves, we will continue to assess our financing needs.
Book Value and Stockholders of Record
Book value per common share was $15.50 at March 31, 2020 compared to $16.07 at December 31, 2019. There were approximately 1,922 stockholders of record for our common stock as of February 10, 2020.
Utility Plant Expenditures
During the first three months of 2020, utility plant expenditures totaled $65.3 million for Company-funded and developer-funded projects. For 2020, we estimate utility plant expenditures to be between $260.0 million and $290.0 million. We do not control third-party-funded utility plant expenditures and therefore are unable to estimate the amount of such projects for 2020.
As of March 31, 2020, construction work in progress was $271.3 million. Construction work in progress includes projects that are under construction but not yet complete and placed in service.
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
Historically, approximately half of our annual water supply is pumped from wells. State groundwater management agencies operate differently in each state. Some of our wells extract ground water from water basins under state ordinances. These are adjudicated groundwater basins, in which a court has settled the dispute between landowners or other parties over how much annual groundwater can be extracted by each party. All of our adjudicated groundwater basins are located in the State of California. Our annual groundwater extraction from adjudicated groundwater basins approximates 6.4 billion gallons or 13.5% of our total annual water supply pumped from wells. Historically, we have extracted less than 100% of our annual adjudicated groundwater rights and have the right to carry forward up to 20% of the unused amount to the next annual period. All of our remaining wells extract ground water from managed or unmanaged water basins. There are no set limits for the ground water extracted from these water basins. Our annual groundwater extraction from managed groundwater basins approximates 28.1 billion gallons or 59.2% of our total annual water supply pumped from wells. Our annual groundwater extraction from unmanaged groundwater basins approximates 12.9 billion gallons or 27.3% of our total annual water supply pumped from wells. Most of the managed groundwater basins we extract water from have groundwater recharge facilities. We are required to pay well pump taxes to financially support these groundwater recharge facilities. Well pump taxes were $2.9 million and $2.1 million for the three months ended March 31, 2020 and 2019, respectively. In 2014, the State of California enacted the Sustainable Groundwater Management Act of 2014. The law and its implementing regulations require most basins to select a sustainability agency by 2017, develop a sustainability plan by 2022, and show progress toward sustainability by 2027. We expect that after the act's provisions are fully implemented, substantially all the Company's California groundwater will be produced from sustainably managed and adjudicated basins.
California's normal weather pattern yields little precipitation between mid-spring and mid-fall. The Washington Water service areas receive precipitation in all seasons, with the heaviest amounts during the winter. New Mexico Water's rainfall is heaviest in the summer monsoon season. Hawaii Water receives precipitation throughout the year, with the largest amounts in the winter months. Water usage in all service areas is highest during the warm and dry summers and declines in the cool winter months. Rain and snow during the winter months in California replenish underground water aquifers and fill reservoirs, providing the water supply for subsequent delivery to customers. As of March 31, 2020, the State of California snowpack water content during the 2019-2020 water year for the northern Sierra region is 56% of long-term averages (per the California Department of Water Resources, Daily Drought Information Summary). The northern Sierra region is the most important for the state’s urban water supplies. The central and southern portions of the Sierras also have recorded 56% and 45%, respectively, of long-term averages. Management believes that supply pumped from underground aquifers and purchased from wholesale suppliers will be adequate to meet customer demand during 2020 and beyond. Long-term water supply plans are developed for each of our districts to help assure an adequate water supply under various operating and supply conditions. Some districts have unique challenges in meeting water quality standards, but management believes that supplies will meet current standards using current treatment processes.
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
CONTRACTUAL OBLIGATIONS
During the three months ended March 31, 2020, there were no material changes in contractual obligations outside the normal course of business.

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
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2020. Based on that evaluation, we concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

(b) Changes to Internal Control over Financial Reporting
There was no change in our internal controls over financial reporting that occurred during the quarter ended March 31, 2020, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.
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
Item 1A.
RISK FACTORS
There have been no material changes to the Company’s risk factors set forth in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year-ended December 31, 2019 filed with the SEC on February 27, 2020, except for the additional risk factor set forth below.
The Ongoing COVID-19 Pandemic May Adversely Affect Our Operations
We are unable to accurately predict the full impact that the ongoing COVID-19 pandemic will have on our business, results of operations, financial condition or liquidity due to numerous uncertainties, including the duration and severity of the outbreak. For the three months ended March 31, 2020, the COVID-19 pandemic did not have a significant impact on our business. As an “essential business” during times of emergencies pursuant to the U.S. Critical Infrastructures Protection Act of 2001, we are working to continue to provide high quality water and wastewater services to our two million customers. During the month of March, all of the states in which we operate enacted shelter-in-place and social distancing ordinances that resulted in temporary, though still ongoing, closures of non-essential businesses and self-quarantining on non-essential workers. If we close any of our facilities due to a COVID-19 outbreak or if a critical number of our employees become too ill to work, our business operations could be materially adversely affected in a rapid manner. In addition, the COVID-19 pandemic has resulted in significant disruption to economic activity and the states in which the Company operates have experienced significant increases in unemployment claims and business closures. The Company has also ceased all shutoffs for nonpayment during the pandemic. If a significant number of customers are unable to pay utility bills for an extended period of time our business, results of operations, financial condition or liquidity may be materially adversely affected.

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

101
The following materials from California Water Service Group's Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Loss, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to the Condensed Consolidated Financial Statements.

104	The cover page from California Water Service Group's Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in iXBRL (included as exhibit 101)
SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CALIFORNIA WATER SERVICE GROUP
Registrant

April 30, 2020	By:	/s/ Thomas F. Smegal III
Thomas F. Smegal III
Vice President,
Chief Financial Officer and Treasurer