Form 10-Q
period 2020-06-30
CALIFORNIA WATER SERVICE GROUP
filed 2020-07-30
CIK 1035201

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common shares outstanding as of June 30, 2020 — 49,398,000

PART I FINANCIAL INFORMATION
Item 1.
FINANCIAL STATEMENTS
The condensed consolidated financial statements presented in this filing on Form 10-Q have been prepared by management and are unaudited.
CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited (In thousands, except per share data)

	June 30, 2020	December 31, 2019
ASSETS
Utility plant:
Utility plant	$3,752,243	$3,550,485
Less accumulated depreciation and amortization	(1,214,427)	(1,144,115)
Net utility plant	2,537,816	2,406,370
Current assets:
Cash and cash equivalents	114,388	42,653
Receivables:
Customers, net	46,087	32,058
Regulatory balancing accounts	23,738	38,225
Other, net	13,605	14,187
Unbilled revenue, net	39,599	34,879
Materials and supplies at weighted average cost	8,375	7,745
Taxes, prepaid expenses, and other assets	21,097	14,965
Total current assets	266,889	184,712
Other assets:
Regulatory assets	440,986	433,322
Goodwill	31,132	2,615
Other assets	83,110	84,289
Total other assets	555,228	520,226
TOTAL ASSETS	$3,359,933	$3,111,308
CAPITALIZATION AND LIABILITIES
Capitalization:
Common stock, $0.01 par value; 68,000 shares authorized, 49,398 and 48,532 outstanding in 2020 and 2019, respectively	$494	$485
Additional paid-in capital	400,080	362,275
Retained earnings	381,449	417,146
Total common stockholders’ equity	782,023	779,906
Long-term debt, net	785,257	786,754
Total capitalization	1,567,280	1,566,660
Current liabilities:
Current maturities of long-term debt, net	21,872	21,868
Short-term borrowings	375,100	175,100
Accounts payable	128,216	108,463
Regulatory balancing accounts	1,602	4,462
Accrued interest	5,330	5,810
Accrued expenses and other liabilities	45,432	43,018
Total current liabilities	577,552	358,721
Deferred income taxes	223,955	222,590
Pension and postretirement benefits other than pensions	261,119	258,907
Regulatory liabilities and other	270,177	271,831
Advances for construction	195,056	191,062
Contributions in aid of construction	264,794	241,537
Commitments and contingencies (Note 10)
TOTAL CAPITALIZATION AND LIABILITIES	$3,359,933	$3,111,308
See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Unaudited (In thousands, except per share data)

For the three months ended	June 30, 2020	June 30, 2019
Operating revenue	$175,484	$179,031
Operating expenses:
Operations:
Water production costs	71,142	64,635
Administrative and general	26,939	25,434
Other operations	25,898	22,542
Maintenance	6,722	5,692
Depreciation and amortization	24,542	22,326
Income taxes	622	4,321
Property and other taxes	7,126	7,068
Total operating expenses	162,991	152,018
Net operating income	12,493	27,013
Other income and expenses:
Non-regulated revenue	4,208	5,130
Non-regulated expenses	(492)	(3,900)
Other components of net periodic benefit cost	(1,332)	(1,192)
Allowance for equity funds used during construction	1,705	1,686
Income tax expense on other income and expenses	(820)	(487)
Net other income	3,269	1,237
Interest expense:
Interest expense	11,613	12,178
Allowance for borrowed funds used during construction	(1,132)	(924)
Net interest expense	10,481	11,254
Net income	$5,281	$16,996
Earnings per share:	0	—
Basic	$0.11	$0.35
Diluted	0.11	0.35
Weighted average shares outstanding:
Basic	48,936	48,136
Diluted	48,936	48,136
 See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATED STATEMENTS OF (LOSS) INCOME
Unaudited (In thousands, except per share data)

For the six months ended	June 30, 2020	June 30, 2019
Operating revenue	$301,047	$305,142
Operating expenses:
Operations:
Water production costs	125,118	110,227
Administrative and general	56,619	54,531
Other operations	39,872	40,363
Maintenance	13,795	12,147
Depreciation and amortization	49,034	44,694
Income tax (benefit) expense	(3,315)	1,330
Property and other taxes	14,354	14,361
Total operating expenses	295,477	277,653
Net operating income	5,570	27,489
Other income and expenses:
Non-regulated revenue	8,035	10,031
Non-regulated expenses	(8,946)	(6,119)
Other components of net periodic benefit cost	(2,762)	(2,451)
Allowance for equity funds used during construction	3,319	3,219
Income tax benefit (expense) on other income and expenses	93	(1,315)
Net other (loss) income	(261)	3,365
Interest expense:
Interest expense	22,411	23,253
Allowance for borrowed funds used during construction	(2,076)	(1,755)
Net interest expense	20,335	21,498
Net (loss) income	$(15,026)	$9,356
(Loss) earnings per share:
Basic	$(0.31)	$0.19
Diluted	(0.31)	0.19
Weighted average shares outstanding:
Basic	48,759	48,111
Diluted	48,759	48,111
 See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited (In thousands)

For the six months ended:	June 30, 2020	June 30, 2019
Operating activities:
Net (loss) income	$(15,026)	$9,356
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	50,251	45,744
Change in value of life insurance contracts	872	(3,147)
Allowance for equity funds used during construction	(3,319)	(3,219)
Changes in operating assets and liabilities:
Receivables and unbilled revenue	(6,215)	(16,619)
Accounts payable	3,405	5,928
Other current assets	(6,759)	(5,750)
Other current liabilities	(970)	(396)
Other changes in noncurrent assets and liabilities	(2,235)	11,494
Net cash provided by operating activities	20,004	43,391
Investing activities:
Utility plant expenditures	(133,537)	(121,936)
Business acquisition, net of cash acquired	(37,655)	—
Net cash used in investing activities	(171,192)	(121,936)
Financing activities:
Short-term borrowings	270,000	190,000
Repayment of short-term borrowings	(70,000)	(90,000)
Issuance of long-term debt, net of expenses of $1,558 for 2019	—	398,442
Repayment of long-term debt	(1,293)	(401,358)
Advances and contributions in aid of construction	12,569	12,755
Refunds of advances for construction	(4,341)	(3,555)
Repurchase of common stock	(1,479)	(2,203)
Issuance of common stock	38,006	829
Dividends paid	(20,671)	(19,000)
Net cash provided by financing activities	222,791	85,910
Change in cash, cash equivalents, and restricted cash	71,603	7,365
Cash, cash equivalents, and restricted cash at beginning of period	43,298	47,715
Cash, cash equivalents, and restricted cash at end of period	$114,901	$55,080
Supplemental information:
Cash paid for interest (net of amounts capitalized)	$20,433	$21,033
Supplemental disclosure of non-cash activities:
Accrued payables for investments in utility plant	$54,049	$31,464
Utility plant contribution by developers	$13,818	$11,092
 See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

CALIFORNIA WATER SERVICE GROUP
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2020
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

Note 2. Summary of Significant Accounting Policies
Operating revenue
The following tables disaggregate the Company’s operating revenue by source for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30
	2020	2019
Revenue from contracts with customers	$172,497	$167,467
Regulatory balancing account revenue (a)	2,987	11,564
Total operating revenue	$175,484	$179,031

	Six Months Ended June 30
	2020	2019
Revenue from contracts with customers	$307,330	$284,877
Regulatory balancing account revenue (a)	(6,283)	20,265
Total operating revenue	$301,047	$305,142
(a) As further discussed below, no amounts were recorded for the Company’s Water Revenue Adjustment Mechanism (WRAM), Modified Cost Balancing Account (MCBA), Pension Cost Balancing Account (PCBA), and Health Cost Balancing Account (HCBA) for the three and six months ended June 30, 2020 due to the delay in the resolution of the 2018 General Rate Case (GRC).
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

In the following tables, revenue from contracts with customers is disaggregated by class of customers for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30
	2020	2019
Residential	$116,453	$107,349
Business	28,531	31,706
Industrial	6,622	7,524
Public authorities	7,711	7,613
Other (a)	13,180	13,275
Total revenue from contracts with customers	$172,497	$167,467

	Six Months Ended June 30
	2020	2019
Residential	$208,998	$191,609
Business	56,223	57,186
Industrial	14,500	14,788
Public authorities	13,608	12,084
Other (a)	14,001	9,210
Total revenue from contracts with customers	$307,330	$284,877
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
The WRAM, MCBA, PCBA, and HCBA are being litigated in the pending 2018 GRC, which is further discussed in Note 9. As the mechanisms are being litigated, the Company did not record regulatory assets for the WRAM, MCBA, PCBA, and HCBA for the first six months of 2020. The Company determined that these mechanisms did not meet the regulatory asset recognition criteria under accounting standards for regulated utilities. As the CEBA is not being litigated in the pending 2018 GRC, the Company recorded a regulatory liability for the CEBA for the first six months of 2020. The Company determined that the CEBA met the regulatory liability recognition criteria under accounting standards for regulated utilities.
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

Non-regulated Revenue
The following tables disaggregate the Company’s non-regulated revenue by source for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30
	2020	2019
Operating and maintenance revenue	$2,789	$3,273
Other non-regulated revenue	834	1,267
Non-regulated revenue from contracts with customers	$3,623	$4,540
Lease revenue	$585	$590
Total non-regulated revenue	$4,208	$5,130

	Six Months Ended June 30
	2020	2019
Operating and maintenance revenue	$5,288	$6,319
Other non-regulated revenue	1,599	2,563
Non-regulated revenue from contracts with customers	$6,887	$8,882
Lease revenue	$1,148	$1,149
Total non-regulated revenue	$8,035	$10,031
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
Allowance for credit losses
The Company measures expected credit losses for Customer Receivables, Other Receivables, and Unbilled Revenue on an aggregated level. These receivables are generally trade receivables due in one year or less or expected to be billed and collected in one year or less. The expected credit losses for Other Receivables is inconsequential. Although the Company has residential, business, industrial, public authorities, and other customers, the risk characteristics of each of these customer classes is similar as the Company has determined that the differences in the customer write-off behavior among its customer classes is inconsequential. The overall risks related to the Company’s receivables is low as water and wastewater services are seen as essential services. The estimate for the allowance for credit losses is based off of a historical loss ratio that is adjusted for current conditions and reasonable and supportable forecasts. For the first six months of 2020, the estimate includes adjustments made for the effects of the COVID-19 pandemic. As the states in which the Company operates have issued ‘shelter-in-place” and social distancing ordinances, the Company is expecting segments of its customer base to continue to experience employment layoffs and business closures that negatively impact their ability to pay utility bills. The Company has also ceased all shutoffs for nonpayment during the pandemic.

The following table presents the activity in the allowance for credit losses for the period ended June 30, 2020:

	As of June 30, 2020
Allowance for credit losses	Customer Receivables	Unbilled Revenue
Beginning balance	374	397
Provision for credit loss expense	875	727
Write-offs	(509)	(511)
Recoveries	135	112
Total ending allowance balance	$875	$725
Cash, Cash Equivalents, and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents, and restricted cash within the Condensed Consolidated Balance Sheets that sum to the total of the same such amounts shown on the Condensed Consolidated Statements of Cash Flows:

	June 30, 2020	December 31, 2019
Cash and cash equivalents	114,388	42,653
Restricted cash (included in "taxes, prepaid expenses and other assets")	513	645
Total cash, cash equivalents, and restricted cash shown in the statements of cash flows	$114,901	$43,298
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
In August of 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure for Fair Value Measurement, which modified the disclosure requirements on fair value measurements. The modifications in this update eliminated, amended, and added disclosure requirements for fair value measurements. ASU 2018-13 was effective for annual reporting periods beginning after December 15, 2019, with early adoption permitted. The Company adopted the standard in part prospectively and in part retrospectively, in accordance with the requirements of ASU 2018-13, on January 1, 2020. Since the Company does not have level 3 fair value measurements or transfers between level 1 and level 2 fair value measurements, the adoption of the standard did not have a material impact on its footnote disclosures.

Note 3. Stock-based Compensation
Equity Incentive Plan
The following table lists the number of annual Restricted Stock Awards (RSAs) granted and canceled during the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30		Six Months Ended June 30
	2020	2019	2020	2019
RSAs granted	—	—	39,915	36,183
RSAs canceled	2,151	2,544	7,185	10,878
During the first six months of 2020 and 2019, the RSAs granted were valued at $51.41 and $52.83 per share, respectively, based upon the fair value of the Company’s common stock on the date of grant. RSAs granted to officers vest over 36 months with the first year cliff vesting. RSAs granted to directors generally cliff vest at the end of 12 months.
The following table lists the number of performance-based Restricted Stock Unit Awards (RSUs) granted, issued, and canceled during the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30		Six Months Ended June 30
	2020	2019	2020	2019
RSUs granted	—	—	32,720	26,473
RSUs issued	—	—	41,731	62,726
RSUs canceled	—	—	22,936	31,177
Each RSU award reflects a target number of shares that may be issued to the award recipient. The 2020 and 2019 RSUs granted may be issued upon completion of the three-year performance period and are recognized as expense ratably over the period using a fair value of $51.41 per share and $52.83 per share, respectively, and an estimate of RSUs earned during the period.
The Company has recorded compensation costs for the RSAs and RSUs in administrative and general operating expenses in the amount of $0.5 million and $1.2 million for the three months ended June 30, 2020 and 2019, respectively. For the six months ended June 30, 2020 and 2019, the Company has recorded compensation costs for the RSAs and RSUs in the amount of $1.3 million and $3.9 million, respectively.
Note 4. Equity
The Company sold 677,318 shares of common stock through its at-the-market equity program and raised proceeds of $31.1 million net of $0.3 million in commissions paid under the equity distribution agreement during the three months ended June 30, 2020. During the six months ended June 30, 2020, the Company sold 793,152 shares of common stock through its at-the-market equity program and raised proceeds of $37.1 million net of $0.4 million in commissions paid under the equity distribution agreement.

The Company’s changes in total common stockholders’ equity for the six months ended June 30, 2020 and 2019 were as follows:

	Six months ended June 30, 2020
	Common Stock		Additional Paid-in Capital	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
	(In thousands)
Balance at January 1, 2020	48,532	$485	$362,275	$417,146	$779,906
Net loss				(20,307)	(20,307)
Issuance of common stock	210	2	7,227		7,229
Repurchase of common stock	(28)	—	(1,373)		(1,373)
Dividends paid on common stock ($0.2125 per share)				(10,315)	(10,315)
Balance at March 31, 2020	48,714	487	368,129	386,524	755,140
Net income				5,281	5,281
Issuance of common stock	686	7	32,056		32,063
Repurchase of common stock	(2)	—	(105)		(105)
Dividends paid on common stock ($0.2125 per share)				(10,356)	(10,356)
Balance at June 30, 2020	49,398	494	400,080	381,449	782,023

	Six months ended June 30, 2019
	Common Stock		Additional Paid-in Capital	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
	(In thousands)
Balance at January 1, 2019	48,065	$481	$337,623	$392,053	$730,157
Net loss				(7,640)	(7,640)
Issuance of common stock	109	—	3,179		3,179
Repurchase of common stock	(40)	—	(2,074)		(2,074)
Dividends paid on common stock ($0.1975 per share)				(9,493)	(9,493)
Balance at March 31, 2019	48,134	481	338,728	374,920	714,129
Net income				16,996	16,996
Issuance of common stock	8	—	1,675		1,675
Repurchase of common stock	(2)	—	(129)		(129)
Dividends paid on common stock ($0.1975 per share)				(9,507)	(9,507)
Balance at June 30, 2019	48,140	481	340,274	382,409	723,164

Note 5. Earnings (Loss) Per Share
The computations of basic and diluted earnings (loss) per share are noted in the table below. Basic earnings (loss) per share are computed by dividing the net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. RSAs are included in the weighted average common shares outstanding because the shares have all the same voting and dividend rights as issued and unrestricted common stock. RSUs are not included in diluted shares for financial reporting until authorized by the Organization & Compensation Committee of the Board of Directors.

	Three Months Ended June 30
	2020	2019
	(In thousands, except per share data)
Net income available to common stockholders	$5,281	$16,996
Weighted average common shares outstanding, basic	48,936	48,136
Weighted average common shares outstanding, dilutive	48,936	48,136
Earnings per share - basic	$0.11	$0.35
Earnings per share - diluted	$0.11	$0.35

	Six Months Ended June 30
	2020	2019
	(In thousands, except per share data)
Net (loss) income available to common stockholders	$(15,026)	$9,356
Weighted average common shares outstanding, basic	48,759	48,111
Weighted average common shares outstanding, dilutive	48,759	48,111
(Loss) earnings per share - basic	$(0.31)	$0.19
(Loss) earnings per share - diluted	$(0.31)	$0.19

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

Cash contributions made by the Company to the pension plans were $16.8 million and $6.3 million for the six months ended June 30, 2020 and 2019, respectively. Cash contributions made by the Company to the other postretirement benefit plans were $3.9 million and $3.4 million for the six months ended June 30, 2020 and 2019, respectively. The total 2020 estimated cash contribution to the pension plans and other postretirement benefits plans are expected to be approximately $38.0 million and $7.5 million, respectively.

The following tables list components of net periodic benefit costs for the pension plans and other postretirement benefits. The data listed under “pension plan” includes the qualified pension plan and the non-qualified supplemental executive retirement plan. The data listed under “other benefits” is for all other postretirement benefits.

	Three Months Ended June 30
	Pension Plan		Other Benefits
	2020	2019	2020	2019
Service cost	$8,811	$6,565	$2,106	$1,762
Interest cost	6,433	6,642	1,210	1,337
Expected return on plan assets	(8,265)	(7,567)	(1,811)	(1,435)
Amortization of prior service cost	1,057	1,262	49	49
Recognized net actuarial loss	3,196	1,312	14	104
Net periodic benefit cost	$11,232	$8,214	$1,568	$1,817

	Six Months Ended June 30
	Pension Plan		Other Benefits
	2020	2019	2020	2019
Service cost	$17,622	$13,129	$4,212	$3,524
Interest cost	12,866	13,284	2,420	2,674
Expected return on plan assets	(16,530)	(15,133)	(3,622)	(2,871)
Amortization of prior service cost	2,114	2,524	98	99
Recognized net actuarial loss	6,392	2,624	28	207
Net periodic benefit cost	$22,464	$16,428	$3,136	$3,633
Service cost portion of the pension plan and other postretirement benefits is recognized in "administrative and general" expenses within the Condensed Consolidated Statements of (Loss) Income. Other components of net periodic benefit costs include interest costs, expected return on plan assets, amortization of prior service costs, and recognized net actuarial loss and are reported together as "other components of net periodic benefit cost" within the Condensed Consolidated Statements of (Loss) Income.
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
The outstanding borrowings on the Company line of credit were $105.1 million and $55.1 million as of June 30, 2020 and December 31, 2019, respectively. There were $270.0 million and $120.0 million of borrowings on the Cal Water line of credit as of June 30, 2020 and December 31, 2019, respectively. The average borrowing rate for borrowings on the Company and Cal Water lines of credit during the six months ended June 30, 2020 was 2.13% compared to 3.33% for the same period last year.

Note 8. Income Taxes
The Company adjusts its effective tax rate each quarter to be consistent with the estimated annual effective tax rate. The Company also records the tax effect of unusual or infrequently occurring discrete items.
The provision for income taxes is shown in the tables below:

	Three Months Ended June 30
	2020	2019
Income tax expense	$1,442	$4,808

	Six Months Ended June 30
	2020	2019
Income tax (benefit) expense	$(3,408)	$2,645
The income tax expense decreased $3.4 million to $1.4 million for the three months ended June 30, 2020 as compared to $4.8 million for the three months ended June 30, 2019. The decrease was mainly due to a decrease in operating income of $17.4 million for the three months ended June 30, 2020 as compared to the three months ended June 30, 2019.
The income tax expense decreased $6.0 million to an income tax benefit of $3.4 million for the six months ended June 30, 2020 as compared to income tax expense of $2.6 million for the six months ended June 30, 2019. The decrease was mainly due to a decrease in operating income of $25.4 million for the six months ended June 30, 2020 as compared to the six months ended June 30, 2019.

The Company's effective tax rate for the six months ended June 30, 2020 is 18.5%.

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

The Company is continuing to work with state regulators to finalize the customer net refund of $121.0 million to ensure compliance with federal normalization rules and will record any adjustments based on state regulator's decisions.
The Company had unrecognized tax benefits of approximately $12.4 million and $10.6 million as of June 30, 2020 and 2019, respectively. Included in the balance of unrecognized tax benefits, is approximately $3.0 million and $3.1 million, respectively, of tax benefits that, if recognized, would result in an adjustment to the Company’s effective tax rate. The Company does not expect its unrecognized tax benefits to change significantly within the next 12 months.
During the six months ended June 30, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was signed into law. The CARES Act includes provisions relating to refundable payroll tax credits, deferral of certain payroll  taxes,  technical  corrections  to  tax  depreciation  methods  for  qualified  improvement  property,  net  operating loss carryback periods, alternative minimum tax credit refunds and modifications to the net interest deduction limitations which are not expected to have a material impact to the Company’s consolidated financial statements. The Company evaluated the provisions of the CARES Act and determined that it did not have a material effect on the Company's consolidated financial statements as of June 30, 2020.
Note 9. Regulatory Assets and Liabilities
The CPUC follows a rate case plan which requires Cal Water to file a GRC for each of its regulated operating districts every three years. In a GRC proceeding, the CPUC not only considers the utility's rate setting requests, but may also consider other issues that affect the utility's rates and operations. The CPUC is generally required to issue its GRC decision prior to the first day of the test year or authorize interim rates. In accordance with the rate case plan, Cal Water filed its 2018 GRC application in July of 2018 requesting rate changes effective January 1, 2020. On October 8, 2019, Cal Water jointly filed a formal settlement agreement for its 2018 GRC with the Public Advocates Office of the CPUC covering the majority of open matters in the case. The key matters not included in the settlement which are currently being litigated are: continuation of the WRAM, MCBA, PCBA, and HCBA. Recognition of regulatory assets for these litigated matters have therefore not been recorded for the period ended June 30, 2020. If the CPUC approves the settlement agreement, Cal Water would be authorized to include in rates $609.0 million to $628.0 million of new projects throughout the state in 2019 to 2021, along with approximately $200.0 million for completion of additional projects which commenced in 2018 and prior periods. Included in these figures are $148.0 million of advice letter authorizations, which would not be included in rates until related projects are completed. Cal Water anticipates that if the settlement were adopted, it would plan to make capital investments of approximately $809.0 million to $828.0 million in the 2019-2021 period. Cal Water's 2018 GRC decision has been delayed and Cal Water has been granted interim rate relief beginning January 1, 2020. The results of the 2018 GRC may differ from what is contained in the GRC application. The Company currently expects a decision from the CPUC in the third quarter of 2020.
Regulatory assets and liabilities were comprised of the following as of June 30, 2020 and December 31, 2019:

	Recovery Period	June 30, 2020	December 31, 2019
Regulatory Assets
Pension and retiree group health	Indefinitely	$207,992	$208,321
Property-related temporary differences (tax benefits flowed through to customers)	Indefinitely	106,306	104,931
Other accrued benefits	Indefinitely	21,444	20,030
Net WRAM and MCBA long-term accounts receivable	1 - 2 years	27,621	25,465
Asset retirement obligations, net	Indefinitely	20,529	19,567
Interim rates long-term accounts receivable	1 year	4,642	4,642
Tank coating	10 years	14,599	13,535
Recoverable property losses	10 years	4,707	5,000
PCBA	1 year	21,465	21,465
Other components of net periodic benefit cost	Indefinitely	5,969	5,145
Other regulatory assets	Various	5,712	5,221
Total Regulatory Assets		$440,986	$433,322

Regulatory Liabilities
Future tax benefits due to customers		$192,055	$194,501
HCBA		4,271	4,271
CEBA		1,556	2,742
Net WRAM and MCBA long-term payable		90	211
Tax accounting memorandum account		668	806
Cost of capital memorandum account		15	151
1,2,3 trichloropropane (TCP) settlement proceeds		9,288	8,426
Other regulatory liabilities		596	305
Total Regulatory Liabilities		$208,539	$211,413
Short-term regulatory assets and liabilities are excluded from the above table.
The short-term regulatory assets were $23.7 million as of June 30, 2020 and $38.2 million as of December 31, 2019. As of June 30, 2020 and December 31, 2019, the short-term regulatory assets primarily consist of net WRAM and MCBA receivables.
The short-term portions of regulatory liabilities were $1.6 million as of June 30, 2020 and $4.5 million as of December 31, 2019. The short-term regulatory liabilities as of June 30, 2020, primarily consist of 2015 GRC CEBA refunds. As of December 31, 2019, the short-term regulatory liabilities primarily consist of TCP settlement proceeds, tax accounting memorandum account refunds, and cost of capital memorandum account refunds.

Note 10. Commitments and Contingencies
Commitments
The Company has significant commitments to purchase water from water wholesalers. The Company also has operating and finance leases for water systems, offices, land easements, licenses, equipment, and other facilities. These commitments and leases are described in the Company's Annual Report on Form 10-K for the year ended December 31, 2019.

As of June 30, 2020, there were no significant changes in these commitments from December 31, 2019.
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
Other Legal Matters
From time to time, the Company is involved in various disputes and litigation matters that arise in the ordinary course of business. The status of each significant matter is reviewed and assessed for potential financial exposure. If the potential loss from any claim or legal proceeding is considered probable and the amount of the range of loss can be estimated, a liability is accrued for the estimated loss in accordance with the accounting standards for contingencies. Legal proceedings are subject to uncertainties, and the outcomes are difficult to predict. Because of such uncertainties, accruals are based on the best information available at the time. While the outcome of these disputes and litigation matters cannot be predicted with any certainty, management does not believe when taking into account existing reserves the ultimate resolution of these matters will materially affect the Company’s financial position, results of operations, or cash flows. As of June 30, 2020 and December 31, 2019, the Company recognized a liability of $2.9 million and $2.5 million, respectively, for known legal matters. The cost of litigation is expensed as incurred and any settlement is first offset against such costs. Any settlement in excess of the cost to litigate is accounted for on a case by case basis, dependent on the nature of the settlement.
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

Level 1 - Inputs to the valuation methodology are unadjusted quoted prices for identical assets or liabilities in active markets that the Company has the ability to access.

Level 2 - Inputs to the valuation methodology include:
•Quoted market prices for similar assets or liabilities in active markets;
•Quoted prices for identical or similar assets or liabilities in inactive markets;
•Inputs other than quoted prices that are observable for the asset or liability; and
•Inputs that are derived principally from or corroborated by observable market data by correlation or other means.
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
Advances for construction fair values were estimated using broker quotes from companies that frequently purchase these investments.

	June 30, 2020
		Fair Value
	Cost	Level 1	Level 2	Level 3	Total
Long-term debt, including current maturities, net	$807,129	—	$979,858	—	$979,858
Advances for construction	195,056	—	82,041	—	82,041
Total	$1,002,185	$—	$1,061,899	$—	$1,061,899

	December 31, 2019
		Fair Value
	Cost	Level 1	Level 2	Level 3	Total
Long-term debt, including current maturities, net	$808,622	$—	$873,454	$—	$873,454
Advances for construction	191,062	—	79,550	—	79,550
Total	$999,684	—	$953,004	$—	$953,004
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
The following tables present the Condensed Consolidating Balance Sheets as of June 30, 2020 and December 31, 2019, the Condensed Consolidating Statements of (Loss) Income for the three and six months ended June 30, 2020 and 2019, and the Condensed Consolidating Statements of Cash Flows for the six months ended June 30, 2020 and 2019 of (i) California Water Service Group, the guarantor of the First Mortgage Bonds and the parent company; (ii) California Water Service Company, the issuer of the First Mortgage Bonds and a 100% owned consolidated subsidiary of California Water Service Group; and (iii) the other 100% owned non-guarantor consolidated subsidiaries of California Water Service Group. No other subsidiary of the Company guarantees the securities.

CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATING BALANCE SHEET
As of June 30, 2020
(In thousands)

	Parent Company	Cal Water	All Other Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS
Utility plant:
Utility plant	$1,318	$3,478,007	$280,115	$(7,197)	$3,752,243
Less accumulated depreciation and amortization	(1,154)	(1,127,493)	(87,999)	2,219	(1,214,427)
Net utility plant	164	2,350,514	192,116	(4,978)	2,537,816
Current assets:
Cash and cash equivalents	19,229	87,158	8,001	—	114,388
Receivables and unbilled revenue, net	—	116,442	6,587	—	123,029
Receivables from affiliates	23,391	831	143	(24,365)	—
Other current assets	453	26,448	2,571	—	29,472
Total current assets	43,073	230,879	17,302	(24,365)	266,889
Other assets:
Regulatory assets	—	436,197	4,789	—	440,986
Investments in affiliates	811,993	—	—	(811,993)	—
Long-term affiliate notes receivable	33,160	—	—	(33,160)	—
Other assets	422	79,519	34,521	(220)	114,242
Total other assets	845,575	515,716	39,310	(845,373)	555,228
TOTAL ASSETS	$888,812	$3,097,109	$248,728	$(874,716)	$3,359,933
CAPITALIZATION AND LIABILITIES
Capitalization:
Common stockholders’ equity	$782,023	$702,210	$114,972	$(817,182)	$782,023
Affiliate long-term debt	—	—	33,160	(33,160)	—
Long-term debt, net	—	784,845	412	—	785,257
Total capitalization	782,023	1,487,055	148,544	(850,342)	1,567,280
Current liabilities:
Current maturities of long-term debt, net	—	21,753	119	—	21,872
Short-term borrowings	105,100	270,000	—	—	375,100
Payables to affiliates	—	409	23,956	(24,365)	—
Accounts payable	—	122,926	5,290	—	128,216
Accrued expenses and other liabilities	90	48,029	4,245	—	52,364
Total current liabilities	105,190	463,117	33,610	(24,365)	577,552
Deferred income taxes	1,599	215,464	6,901	(9)	223,955
Pension and postretirement benefits other than pensions	—	261,119	—	—	261,119
Regulatory liabilities and other	—	264,351	5,826	—	270,177
Advances for construction	—	194,542	514	—	195,056
Contributions in aid of construction	—	211,461	53,333	—	264,794
TOTAL CAPITALIZATION AND LIABILITIES	$888,812	$3,097,109	$248,728	$(874,716)	$3,359,933

CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATING BALANCE SHEET
As of December 31, 2019
(In thousands)

	Parent Company	Cal Water	All Other Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS
Utility plant:
Utility plant	$1,318	$3,332,331	$224,033	$(7,197)	$3,550,485
Less accumulated depreciation and amortization	(1,107)	(1,079,627)	(65,561)	2,180	(1,144,115)
Net utility plant	211	2,252,704	158,472	(5,017)	2,406,370
Current assets:
Cash and cash equivalents	3,096	29,098	10,459	—	42,653
Receivables and unbilled revenue, net	—	114,999	4,350	—	119,349
Receivables from affiliates	25,803	3,621	209	(29,633)	—
Other current assets	90	20,615	2,005	—	22,710
Total current assets	28,989	168,333	17,023	(29,633)	184,712
Other assets:
Regulatory assets	—	428,639	4,683	—	433,322
Investments in affiliates	777,170	—	—	(777,170)	—
Long-term affiliate notes receivable	30,060	—	—	(30,060)	—
Other assets	409	81,591	5,125	(221)	86,904
Total other assets	807,639	510,230	9,808	(807,451)	520,226
TOTAL ASSETS	$836,839	$2,931,267	$185,303	$(842,101)	$3,111,308
CAPITALIZATION AND LIABILITIES
Capitalization:
Common stockholders’ equity	$779,906	$700,784	81,604	$(782,388)	$779,906
Affiliate long-term debt	—	—	30,060	(30,060)	—
Long-term debt, net	—	786,310	444	—	786,754
Total capitalization	779,906	1,487,094	112,108	(812,448)	1,566,660
Current liabilities:
Current maturities of long-term debt, net	—	21,732	136	—	21,868
Short-term borrowings	55,100	120,000	—	—	175,100
Payables to affiliates	—	6,115	23,518	(29,633)	—
Accounts payable	—	104,419	4,044	—	108,463
Accrued expenses and other liabilities	313	50,569	2,408	—	53,290
Total current liabilities	55,413	302,835	30,106	(29,633)	358,721
Deferred income taxes	1,520	217,847	3,243	(20)	222,590
Pension and postretirement benefits other than pensions	—	258,907	—	—	258,907
Regulatory and other liabilities	—	264,434	7,397	—	271,831
Advances for construction	—	190,568	494	—	191,062
Contributions in aid of construction	—	209,582	31,955	—	241,537
TOTAL CAPITALIZATION AND LIABILITIES	$836,839	$2,931,267	$185,303	$(842,101)	$3,111,308

CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATING STATEMENT OF INCOME
For the three months ended June 30, 2020
(In thousands)

	Parent Company	Cal Water	All Other Subsidiaries	Consolidating Adjustments	Consolidated
Operating revenue	$—	$164,282	$11,202	$—	$175,484
Operating expenses:
Operations:
Water production costs	—	68,898	2,244	—	71,142
Administrative and general	—	24,331	2,608	—	26,939
Other operations	—	23,960	2,084	(146)	25,898
Maintenance	—	6,459	263	—	6,722
Depreciation and amortization	23	22,945	1,593	(19)	24,542
Income tax (benefit) expense	(110)	289	245	198	622
Property and other taxes	—	6,244	882	—	7,126
Total operating (income) expenses	(87)	153,126	9,919	33	162,991
Net operating income	87	11,156	1,283	(33)	12,493
Other income and expenses:
Non-regulated revenue	544	3,923	431	(690)	4,208
Non-regulated expenses	—	(288)	(204)	—	(492)
Other components of net periodic benefit cost	—	(1,300)	(32)	—	(1,332)
Allowance for equity funds used during construction	—	1,705	—	—	1,705
Income tax expense on other income and expenses	(153)	(808)	(52)	193	(820)
Net other income	391	3,232	143	(497)	3,269
Interest:
Interest expense	371	11,240	547	(545)	11,613
Allowance for borrowed funds used during construction	—	(1,084)	(48)	—	(1,132)
Net interest expense	371	10,156	499	(545)	10,481
Equity earnings of subsidiaries	5,174	—	—	(5,174)	—
Net income	$5,281	$4,232	$927	$(5,159)	$5,281

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

CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATING STATEMENT OF (LOSS) INCOME
For the six months ended June 30, 2020
(In thousands)

	Parent Company	Cal Water	All Other Subsidiaries	Consolidating Adjustments	Consolidated
Operating revenue	$—	$279,674	$21,373	$—	$301,047
Operating expenses:
Operations:
Water production costs	—	120,656	4,462	—	125,118
Administrative and general	—	51,223	5,396	—	56,619
Other operations	—	36,115	4,049	(292)	39,872
Maintenance	—	13,108	687	—	13,795
Depreciation and amortization	47	45,902	3,124	(39)	49,034
Income tax (benefit) expense	(228)	(3,733)	246	400	(3,315)
Property and other taxes	—	12,670	1,684	—	14,354
Total operating (income) expenses	(181)	275,941	19,648	69	295,477
Net operating income	181	3,733	1,725	(69)	5,570
Other income and expenses:
Non-regulated revenue	1,099	7,514	812	(1,390)	8,035
Non-regulated expenses	—	(8,543)	(403)	—	(8,946)
Other components of net periodic benefit cost	—	(2,701)	(61)	—	(2,762)
Allowance for equity funds used during construction	—	3,319	—	—	3,319
Income tax (expense) benefit on other income and expenses	(308)	110	(98)	389	93
Net other income (loss)	791	(301)	250	(1,001)	(261)
Interest:
Interest expense	768	21,640	1,102	(1,099)	22,411
Allowance for borrowed funds used during construction	—	(1,973)	(103)	—	(2,076)
Net interest expense	768	19,667	999	(1,099)	20,335
Equity loss of subsidiaries	(15,230)	—	—	15,230	—
Net (loss) income	$(15,026)	$(16,235)	$976	$15,259	$(15,026)

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

CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the six months ended June 30, 2020
(In thousands)

	Parent Company	Cal Water	All Other Subsidiaries	Consolidating Adjustments	Consolidated
Operating activities:
Net (loss) income	$(15,026)	$(16,235)	$976	$15,259	$(15,026)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Equity loss of subsidiaries	15,230	—	—	(15,230)	—
Dividends received from affiliates	20,671	—	—	(20,671)	—
Depreciation and amortization	47	47,053	3,190	(39)	50,251
Changes in value of life insurance contracts	—	872	—	—	872
Allowance for equity funds used during construction	—	(3,319)	—	—	(3,319)
Changes in operating assets and liabilities	(593)	(10,083)	137	—	(10,539)
Other changes in noncurrent assets and liabilities	1,361	(4,089)	483	10	(2,235)
Net cash provided by operating activities	21,690	14,199	4,786	(20,671)	20,004
Investing activities:
Utility plant expenditures	—	(127,959)	(5,578)	—	(133,537)
Business acquisition, net of cash acquired	—	—	(37,655)	—	(37,655)
Investment in affiliates	(70,724)	—	—	70,724	—
Changes in affiliate advances	5,783	2,790	4	(8,577)	—
Issuance of affiliate short-term borrowings	(3,500)	—	—	3,500	—
Issuance of affiliate long-term borrowings	(4,076)	—	—	4,076	—
Reduction of affiliates long-term debt	1,104	—	—	(1,104)	—
Net cash used in investing activities	(71,413)	(125,169)	(43,229)	68,619	(171,192)
Financing Activities:
Short-term borrowings	50,000	220,000	—	—	270,000
Repayment of short-term borrowings	—	(70,000)	—	—	(70,000)
Investment from affiliates	—	37,119	33,605	(70,724)	—
Changes in affiliate advances	—	(5,706)	(2,871)	8,577	—
Proceeds from affiliate short-term borrowings	—	—	3,500	(3,500)	—
Proceeds from affiliate long-term borrowings	—	—	4,076	(4,076)	—
Repayment of affiliates long-term borrowings	—	—	(1,104)	1,104	—
Repayment of long-term debt	—	(1,244)	(49)	—	(1,293)
Advances and contributions in aid of construction	—	12,493	76	—	12,569
Refunds of advances for construction	—	(4,340)	(1)	—	(4,341)
Repurchase of common stock	(1,479)	—	—	—	(1,479)
Issuance of common stock	38,006	—	—	—	38,006
Dividends paid to non-affiliates	(20,671)	—	—	—	(20,671)
Dividends paid to affiliates	—	(19,450)	(1,221)	20,671	—
Net cash provided by financing activities	65,856	168,872	36,011	(47,948)	222,791
Change in cash, cash equivalents, and restricted cash	16,133	57,902	(2,432)	—	71,603
Cash, cash equivalents, and restricted cash at beginning of period	3,096	29,679	10,523	—	43,298
Cash, cash equivalents, and restricted cash at end of period	$19,229	$87,581	$8,091	—	$114,901

CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the six months ended June 30, 2019
(In thousands)

	Parent Company	Cal Water	All Other Subsidiaries	Consolidating Adjustments	Consolidated
Operating activities:
Net income	$9,356	$7,374	$1,786	$(9,160)	$9,356
Adjustments to reconcile net income to net cash provided by operating activities:
Equity earnings of subsidiaries	(9,189)	—	—	9,189	—
Dividends received from affiliates	19,000	—	—	(19,000)	—
Depreciation and amortization	47	42,717	3,021	(41)	45,744
Changes in value of life insurance contracts	—	(3,147)	—	—	(3,147)
Allowance for equity funds used during construction	—	(3,219)	—	—	(3,219)
Changes in operating assets and liabilities	63	(16,581)	(319)	—	(16,837)
Other changes in noncurrent assets and liabilities	3,763	6,289	1,430	12	11,494
Net cash provided by operating activities	23,040	33,433	5,918	(19,000)	43,391
Investing activities:
Utility plant expenditures	—	(116,384)	(5,552)	—	(121,936)
Changes in affiliate advances	(1,453)	2,856	(165)	(1,238)	—
Issuance of affiliate short-term borrowings	(4,300)	—	—	4,300	—
Reduction of affiliates long-term debt	848	—	—	(848)	—
Net cash used in investing activities	(4,905)	(113,528)	(5,717)	2,214	(121,936)
Financing Activities:
Short-term borrowings	—	190,000	—	—	190,000
Repayment of short-term borrowings	—	(90,000)	—	—	(90,000)
Changes in affiliate advances	(17)	2,430	(3,651)	1,238	—
Proceeds from affiliate short-term borrowings	—	—	4,300	(4,300)	—
Repayment of affiliates long-term borrowings	—	—	(848)	848	—
Issuance of long-term debt, net of expenses	—	398,442	—	—	398,442
Repayment of long-term debt	—	(401,256)	(102)	—	(401,358)
Advances and contributions in aid for construction	—	12,679	76	—	12,755
Refunds of advances for construction	—	(3,554)	(1)	—	(3,555)
Repurchase of common stock	(2,203)	—	—	—	(2,203)
Issuance of common stock	829	—	—	—	829
Dividends paid to non-affiliates	(19,000)	—	—	—	(19,000)
Dividends paid to affiliates	—	(18,348)	(652)	19,000	—
Net cash (used in) provided by financing activities	(20,391)	90,393	(878)	16,786	85,910
Change in cash, cash equivalents, and restricted cash	(2,256)	10,298	(677)	—	7,365
Cash, cash equivalents, and restricted cash at beginning of period	3,779	34,238	9,698	—	47,715
Cash, cash equivalents, and restricted cash at end of period	$1,523	$44,536	$9,021	—	$55,080

Note 13. Acquisition
On March 27, 2020, the Company’s wholly owned subsidiary, Washington Water, received regulatory approval from the Washington Utilities and Transportation Commission (WUTC) for Washington Water's application for the sale and transfer of assets of Rainier View Water Company. Washington Water paid $37.7 million in cash to take control of the water system on June 1, 2020. The acquisition of Rainier View Water doubles the size of Washington Water’s operations and solidifies the Company’s position as the largest investor-owned water company in the state of Washington, regulated by the WUTC. Rainier View Water serves approximately 35,000 people in parts of Graham, Spanaway, Puyallup, Gig Harbor, and other nearby areas through approximately 18,500 customer connections in 27 water systems.
Assets acquired were $32.6 million, including utility plant of $31.1 million, and liabilities of $23.5 million were assumed, including $21.2 million of contributions in aid of construction. Goodwill of $28.5 million was recorded and consists largely of the synergies expected from combining the operations of Rainier View Water Company and Washington Water. The Company is in the process of finalizing the valuation of certain intangible assets; therefore, the goodwill recorded is subject to further refinement upon completion.
The Company expects all the goodwill from the acquisition to be deductible for tax purposes.
Condensed balance sheets and pro forma results of operations for this acquisition have not been presented since the impact of the acquisition was not material.
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
Factors which may cause actual results to be different than those expected or anticipated include, but are not limited to:
•the impact of the ongoing COVID-19 pandemic and related public health measures;
•our ability to invest or apply the proceeds from the issuance of common stock in an accretive manner;
•governmental and regulatory commissions' decisions, including decisions on proper disposition of property;
•consequences of eminent domain actions relating to our water systems;
•changes in regulatory commissions' policies and procedures;
•the outcome and timeliness of regulatory commissions' actions concerning rate relief and other actions, including with respect to the 2018 GRC;
•increased risk of inverse condemnation losses as a result of climate conditions;
•our ability to renew leases to operate water systems owned by others on beneficial terms;
•changes in California State Water Resources Control Board water quality standards;
•changes in environmental compliance and water quality requirements;

•electric power interruptions, especially as a result of Public Safety Power Shutoff (PSPS) programs;
•housing and customer growth;
•the impact of opposition to rate increases;
•our ability to recover costs;
•availability of water supplies;
•issues with the implementation, maintenance or security of our information technology systems;
•civil disturbances or terrorist threats or acts;
•the adequacy of our efforts to mitigate physical and cyber security risks and threats;
•the ability of our enterprise risk management processes to identify or address risks adequately;
•labor relations matters as we negotiate with the unions;
•changes in customer water use patterns and the effects of conservation;
•our ability to complete, successfully integrate and achieve anticipated benefits from announced acquisitions;
•the impact of weather, climate, natural disasters, and actual or threatened public health emergencies, including disease outbreaks, on our operations, water quality, water availability, water sales and operating results and the adequacy of our emergency preparedness; and
•the risks set forth in “Risk Factors” included in the Company's Annual Report on Form 10-K for the year ended December 31, 2019.

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
CRITICAL ACCOUNTING POLICIES
We maintain our accounting records in accordance with GAAP and as directed by the Commissions to which our operations are subject. The process of preparing financial statements in accordance with GAAP requires the use of estimates on the part of management. The estimates used by management are based on historic experience and an understanding of current facts and circumstances. Management believes that the following accounting policies are critical because they involve a higher degree of complexity and judgment, and can have a material impact on our results of operations, financial condition, and cash flows of the business. These policies and their key characteristics are discussed in detail in the Company's Annual Report on Form 10-K for the year ended December 31, 2019. They include:
•revenue recognition;
•regulated utility accounting;
•income taxes;
•pension and postretirement health care benefits;
For the six months ended June 30, 2020, there were no changes in the methodology for computing critical accounting estimates, no additional accounting estimates met the standards for critical accounting policies, and there were no material changes to the important assumptions underlying the critical accounting estimates.

RESULTS OF SECOND QUARTER 2020 OPERATIONS
COMPARED TO SECOND QUARTER 2019 OPERATIONS
Dollar amounts in thousands unless otherwise stated

Overview
Net Income
Net income for the three months ended June 30, 2020 was $5.3 million or $0.11 earnings per diluted common share, compared to net income of $17.0 million or $0.35 earnings per diluted common share for the three months ended June 30, 2019.
The $11.7 million decrease in net income was primarily due to lack of resolution of the 2018 GRC, which meant that no revenue was recorded in the second quarter from general rate relief and previously approved regulatory mechanisms. Other impacts to the quarterly results included water production costs increase of $6.5 million, of which $5.7 million would have been offset by regulatory mechanisms requested in the GRC, administrative and general expense increase of $1.5 million, which would have been subject to $3.3 million of benefit costs offsets pursuant to regulatory mechanisms requested in the 2018 GRC, and depreciation expense increase of $2.2 million.
If during the second quarter, the CPUC had approved the settlement agreement and the positions proposed by Cal Water on October 8, 2019 (the "Cal Water Proposal"), we estimate it would have added operating revenue of $29.1 million, subject to income taxes of 19.3%, and it would have had a $2.3 million decrease in income tax expense for Tax Cuts and Jobs Act income tax refunds for the three months ended June 30, 2020.
In addition, a $3.0 million increase in unrealized gain on certain benefit plan investments partially offset the decrease to net income.
The CPUC granted Cal Water’s request to continue charging existing rates beginning January 1, 2020 as interim rates, and is allowing Cal Water to track the difference between interim rates and rates that are eventually approved. We expect that the difference in interim and approved rates will be collected through customer surcharges over 12 months. The CPUC has the authority to adopt the settlement agreement or render a different decision. Had the CPUC approved the Cal Water Proposal during the second quarter, we estimate that the proposed new rates would have added the following to our second quarter results: $10.9 million of revenue for delayed service charge and quantity rate increases and $18.2 million of revenue from disputed regulatory mechanisms which will be recognized if approved in the period in which such approval occurs.
Operating Revenue
Operating revenue decreased $3.5 million, or 2.0%, to $175.5 million in the second quarter of 2020 as compared to the second quarter of 2019, with such change attributed to the following:

Net change due to rate changes, usage, and other (1)	$4,528
WRAM Revenue (2)	(23,392)
MCBA Revenue (3)	13,999
Other balancing account revenue (4)	(1,943)
Deferral of revenue (5)	3,261
Net operating revenue decrease	$(3,547)
1.The net change due to rate changes, usage, and other in the above table was mainly driven by a $4.5 million increase in volumetric revenue due to a 2.0% increase in customer usage and rate increases. The components of the rate increases are as follows:

General rate case	178
Purchased water and pump tax offsets	1,605
Rate base offsets	716
Total increase in rates	$2,499
2.WRAM revenue is the variance between adopted volumetric revenues and actual billed volumetric revenues for metered accounts. In the second quarter of 2020, no WRAM revenue was recorded due to the delay in the approval of the 2018 GRC. In the second quarter of 2019, we recognized $23.4 million of WRAM revenue as actual billed volumetric revenue was lower than adopted volumetric revenue.
3.The MCBA revenue increase is due to the delay in the approval of the 2018 GRC as no MCBA revenue was recorded in the second quarter of 2020. In the second quarter of 2019, we recognized a $14.0 million decrease to revenue as actual water production costs were lower than adopted water production costs. As required by the MCBA mechanism, the difference in actual water production costs and adopted water production costs in California is recorded to operating revenue.

4.The other balancing account revenue consists of the pension, conservation and health care balancing account revenues. Pension and conservation balancing account revenues are the differences between actual expenses and adopted rate recovery. Health care balancing account revenue is 85% of the difference between actual health care expenses and adopted rate recovery. In the second quarter of 2020, no adjustment was recorded for the pension cost and health cost balancing accounts due to the delay in the approval of the 2018 GRC. In the second quarter of 2019, actual pension costs were above the adopted pension costs, while actual health care costs were below the adopted health care costs. A net increase to revenue of $0.6 million was recognized for the differences. In addition, there was a decrease in actual conservation expenses relative to adopted costs in the second quarter of 2020 as compared to the second quarter 2019 of $1.3 million.

5.The deferral of revenue consists of amounts that are expected to be collected from customers beyond 24 months following the end of the accounting period in which these revenues were recorded. The deferral decreased in the second quarter of 2020 as compared to the second quarter of 2019 due to a decrease in the balancing account revenue expected to be collected beyond 24 months.

Total Operating Expenses

Total operating expenses increased $11.0 million, or 7.2%, to $163.0 million in the second quarter of 2020, as compared to $152.0 million in the second quarter of 2019.

Water production costs consists of purchased water, purchased power, and pump taxes. It represents the largest component of total operating expenses, accounting for approximately 43.6% of total operating expenses in the second quarter of 2020, as compared to 42.5% of total operating expenses in the second quarter of 2019. Water production costs increased 10.1% in the second quarter of 2020 as compared to the same period last year mainly due to increased rates from our purchased water wholesalers, changes in water production mix, and an increase in customer usage.
Sources of water as a percent of total water production are listed in the following table:

	Three Months Ended June 30
	2020	2019
Well production	44%	46%
Purchased	50%	49%
Surface	6%	5%
Total	100%	100%
The components of water production costs are shown in the table below:

	Three Months Ended June 30
	2020	2019	Change
Purchased water	$59,738	$53,671	$6,067
Purchased power	8,128	7,871	257
Pump taxes	3,276	3,093	183
Total	$71,142	$64,635	$6,507
Administrative and general and other operations expenses increased $4.9 million to $52.8 million in the second quarter of 2020, primarily due to a $2.7 million increase of costs associated with deferred WRAM revenue, a $2.1 million increase in employee pension benefit costs, a $1.5 million increase in uninsured loss costs, a $0.7 million increase in outside service costs, and a $0.5 million increase in bad debt expense which were partially offset by a decrease of $1.1 million in water conservation program costs and $0.9 million of workers compensation costs.

Maintenance expense increased $1.0 million, or 18.1%, to $6.7 million in the second quarter of 2020, as compared to $5.7 million in the second quarter of 2019, due to increased costs for repairs of services and mains.
Depreciation and amortization expense increased $2.2 million, or 9.9%, to $24.5 million in the second quarter of 2020, as compared to $22.3 million in the second quarter of 2019, due to capital additions.

Income taxes decreased $3.7 million, or 85.6%, to $0.6 million in the second quarter of 2020, as compared to $4.3 million in the second quarter of 2019. The decrease was due to a decrease in operating income.
Property and other taxes was $7.1 million in both in the second quarter of 2020 and 2019.
Other Income and Expenses
Net other income increased $2.0 million in the second quarter of 2020, mostly due to a $3.0 million increase in unrealized gain on certain benefit plan investments, which was partially offset by a $0.9 million decrease in non-regulated revenue.
Interest Expense
Net interest expense decreased $0.8 million, or 6.9%, to $10.5 million in the second quarter of 2020, as compared to $11.3 million in the second quarter of 2019. The decrease was due primarily to reduced interest rates in the second quarter of 2020 as compared to the second quarter of 2019.
RESULTS OF THE SIX MONTHS ENDED JUNE 30, 2020 OPERATIONS
COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2019 OPERATIONS
Dollar amounts in thousands unless otherwise stated
Overview
Net (Loss) Income
Net loss for the six months ended June 30, 2020 was $15.0 million or $0.31 loss per diluted common share, compared to net income of $9.4 million or $0.19 earnings per diluted common share for the six months ended June 30, 2019.
The $24.4 million decrease in net income was primarily due to lack of resolution of the 2018 GRC, which meant that no revenue was recorded in the six month period from general rate relief and previously approved regulatory mechanisms. Other impacts to the year-to-date results included water production costs increase of $14.9 million, of which $10.7 million would have been offset by regulatory mechanisms requested in the 2018 GRC, administrative and general expense increase of $2.1 million, which would have been subject to $6.2 million of benefit costs offsets pursuant to regulatory mechanisms requested in the 2018 GRC, and depreciation expense increase of $4.3 million.
If during the six month period ended June 30, 2020, the CPUC had approved the settlement agreement and the Cal Water Proposal, we estimate it would have added operating revenue of $45.8 million, subject to income taxes of 19.3%, and it would have had a $4.1 million decrease in income tax expense for Tax Cuts and Jobs Act income tax refunds for the six months ended June 30, 2020.
Additionally, a $4.0 million unrealized loss on certain benefit plan investments during the six-month period ended June 30, 2020 decreased net income.
The CPUC granted Cal Water’s request to continue charging existing rates beginning January 1, 2020 as interim rates, and is allowing Cal Water to track the difference between interim rates and rates that are eventually approved. We expect that the difference in interim and approved rates will be collected through customer surcharges over 12 months. The CPUC has the authority to adopt the settlement agreement or render a different decision. Had the CPUC approved the Cal Water Proposal, we estimate that the proposed new rates would have added the following to the results of the six months ended June 30, 2020: $19,8 million of revenue for delayed service charge and quantity rate increases and $26.0 million of revenue from disputed regulatory mechanisms which will be recognized if approved in the period in which such approval occurs.
COVID-19
At the end of 2019, a COVID-19 outbreak was reported to have surfaced in Wuhan, China, and has since spread to a large number of other countries, including the United States. In March of 2020, the World Health Organization characterized the outbreak as a pandemic. During the month of March, all of the states in which we operate enacted shelter-in-place and social distancing ordinances that resulted in temporary closures of non-essential businesses and self-quarantining of non-essential workers. Although such measures have been partially rescinded in certain areas, public health restrictions remain in place in all of the states in which we operate. As an “essential business” during times of emergencies pursuant to the U.S. Critical Infrastructures Protection Act of 2001, we are working to continue to provide high quality water and wastewater services to our two million customers. For the six months ended June 30, 2020 and through July 30, 2020, the COVID-19 pandemic has not had a significant impact on our business or operations. We have, however, increased our allowance for credit losses as we have ceased all shutoffs for nonpayment during the pandemic and we are expecting segments of our customer base to continue to experience employment layoffs and business closures that negatively impact their ability to pay utility bills. We have also incurred costs to promote the health and safety of our employees and facilities.
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
Operating Revenue
Operating revenue decreased $4.1 million, or 1.3%, to $301.0 million in the first six months of 2020 as compared to the first six months of 2019, with such change attributed to the following:

Net change due to rate changes, usage, and other (1)	$22,175
WRAM Revenue (2)	(41,893)
MCBA Revenue (3)	22,663
Other balancing account revenue (4)	(3,382)
Deferral of revenue (5)	(3,658)
Net operating revenue decrease	$(4,095)
1.The net change due to rate changes, usage, and other in the above table was mainly driven by a $16.0 million increase in volumetric revenue due to a 6.0% increase in customer usage and rate increases. In addition, there was a $4.9 million increase in accrued unbilled revenue. The components of the rate increases are as follows:

General rate case	$285
Escalation rate increases	518
Purchased water and pump tax offsets	2,638
Rate base offsets	1,139
Total increase in rates	$4,580
2.WRAM revenue is the variance between adopted volumetric revenues and actual billed volumetric revenues for metered accounts. In the first six months of 2020, no WRAM revenue was recorded due to the delay in the approval of the 2018 GRC. In the first six months of 2019, we recognized $41.9 million of WRAM revenue as actual billed volumetric revenue was lower than adopted volumetric revenue.
3.The MCBA revenue increase is due to the delay in the approval of the 2018 GRC as no MCBA revenue was recorded in the first six months of 2020. In the first six months of 2019, we recognized a $22.7 million decrease to revenue as actual water production costs were lower than adopted water production costs. As required by the MCBA mechanism, the difference in actual water production costs and adopted water production costs in California is recorded to operating revenue.
4.The other balancing account revenue consists of the pension, conservation and health care balancing account revenues. Pension and conservation balancing account revenues are the differences between actual expenses and adopted rate recovery. Health care balancing account revenue is 85% of the difference between actual health care expenses and adopted rate recovery. In the first six months of 2020, no adjustment was recorded for the pension cost and health cost balancing accounts due to the delay in the approval of the 2018 GRC. In the first six months of 2019, actual pension costs were above the adopted pension costs, while actual health care costs were below the adopted health care costs. A net increase to revenue of $1.4 million was recognized for the differences. In addition, there was a decrease in actual conservation expenses relative to adopted costs in the first six months of 2020 as compared to the first six months of 2019 of $2.0 million.
5.The deferral of revenue consists of amounts that are expected to be collected from customers beyond 24 months following the end of the accounting period in which these revenues were recorded. The deferral increased in the first six months of 2020 as compared to the first six months of 2019 as we elected to defer a portion of our net WRAM receivable that was filed for recovery in 2020 to 2021 due to the COVID-19 pandemic.
Total Operating Expenses
Total operating expenses increased $17.8 million, or 6.4%, to $295.5 million in the first six months of 2020, as compared to $277.7 million in the first six months of 2019.
Water production costs consists of purchased water, purchased power, and pump taxes. It represents the largest component of total operating expenses, accounting for approximately 42.3% of total operating expenses in the first six months of 2020, as compared to 39.7% of total operating expenses in the first six months of 2019. Water production costs increased 13.5% in the first six months of 2020 as compared to the same period last year mainly due to an increase in customer usage, changes in water production mix, and an increase in rates from our purchased water wholesalers.
Sources of water as a percent of total water production are listed in the following table:

	Six Months Ended June 30
	2020	2019
Well production	45%	46%
Purchased	49%	49%
Surface	6%	5%
Total	100%	100%
The components of water production costs are shown in the table below:

	Six Months Ended June 30
	2020	2019	Change
Purchased water	$105,087	$91,887	$13,200
Purchased power	13,904	13,101	803
Pump taxes	6,127	5,239	888
Total	$125,118	$110,227	$14,891
Administrative and general and other operations expenses increased $1.6 million, or 1.7%, to $96.5 million in the first six months of 2020, as compared to $94.9 million in the first six months of 2019. The increase was primarily due to a $3.6 million increase in employee pension benefit costs, $1.1 million in consulting service cost, $0.8 million increase in uninsured loss costs, $0.8 million increase in water treatment and lab testing costs, $0.7 million increase in rent and facility costs, and $0.6 million increase in bad debt expense, which were partially offset by a $3.1 million decrease of costs associated with deferred WRAM revenue, $1.6 million decrease in water conservation program costs, and $0.9 million decrease in employee healthcare costs.
Maintenance expense increased $1.6 million, or 13.6%, to $13.8 million in the first six months of 2020, as compared to $12.1 million in the first six months of 2019, mostly due to repairs for services and mains.
Depreciation and amortization expense increased $4.3 million, or 9.7%, to $49.0 million in the first six months of 2020, as compared to $44.7 million in the first six months of 2019, mostly due to capital additions.
Income taxes decreased $4.6 million, or 349.2%, to an income tax benefit of $3.3 million in the first six months of 2020, as compared to income tax expense of $1.3 million in the first six months of 2019. The decrease was due to a decrease in operating income.
Property and other taxes was $14.4 million in the first six months of 2020 and 2019.
Other Income and Expenses
Net other income decreased $3.7 million to a net other loss of $0.3 million in the first six months of 2020, as compared to a net other income of $3.4 million in the first six months of 2019, due primarily to a $4.0 million decrease from the unrealized loss from certain benefit plan investments due to market conditions.

Interest Expense
Net interest expense decreased $1.2 million, or 5.4%, to $20.3 million in the first six months of 2020, as compared to $21.5 million in the first six months of 2019. The decrease was due primarily to a decrease interest rates in the first six months of 2020 as compared to the same period last year.
REGULATORY MATTERS
2020 California Regulatory Activity
2018 GRC Filing
As of July 30, 2020, Cal Water has not received a decision resolving its 2018 GRC. The parties addressed most issues through a proposed settlement and litigated the remaining issues. The delay in the resolution of the case has had a material adverse impact on our revenue, operating results, and earnings per share on an interim basis but this impact is expected to be reversed at the time of a final decision through recognition of interim rate recovery. Continued delay will significantly impact operating results for the third quarter of 2020. On April 28, 2020, Cal Water filed a motion urging the CPUC to adopt a final decision by July 1, 2020, but proposing a deferral of rate increases until January 1, 2021. If approved, the impact of the deferral will be tracked in the interim rate memorandum account. On June 25, 2020, the CPUC extended the statutory deadline for resolution of the case from July 1, 2020 to September 30, 2020.
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
Polyfluoroalkyl Substances Memorandum Account (PFAS MA)
Public water systems have been ordered by the State Water Resources Control Board to detect, monitor, and report perfluorooctanoic and perfluorooctanesulfonic acid in drinking water. Cal Water has begun sampling its wells for these contaminants, and anticipates incurring substantial costs in order to comply. In the first quarter of 2020, Cal Water submitted an advice letter to establish the PFAS MA, which would give Cal Water the opportunity to track and recover incremental costs related to compliance with the order. The PFAS MA was suspended pending further review by the CPUC. The CPUC issued, and then withdrew, a proposed resolution that would have rejected the request in its entirety. On June 19, 2020, the CPUC proposed a new resolution that would limit potential cost recovery to certain incremental PFAS-related expenses, but not capital costs, due to the current lack of a maximum contaminant level. The CPUC is scheduled to vote on the proposed resolution on August 6, 2020.

Low-Income Water Affordability Proceeding
On July 3, 2020, the assigned Commissioner of a proceeding considering low-income assistance issued a proposed decision that applies to Cal Water and other Class A water companies (the Joint Parties). The proposed decision would require the Joint Parties to replace their full decoupling mechanisms with a limited price adjustment mechanism in their next GRC. A proposed decision must be approved by the full CPUC to go into effect. The full CPUC could modify or reject the proposed decision and will first consider the matter, at the earliest, at its meeting on August 6, 2020. Cal Water management disagrees with the conclusions of the proposed decision and believes there is evidence that the mandated mechanism would increase rates for low-income customers. Management also believes the proposed decision would reinstate the incentive of utilities to maximize water sales, despite clear California state policy goals to improve water use efficiency. Cal Water plans to communicate this position to the full CPUC in an effort to convince them to adopt a different decision.
Regulatory Activity - Other States
Rainier View Water Company (Washington Water)
On March 27, 2020, the Washington Utilities and Transportation Commission (WUTC) approved Washington Water's application for the sale and transfer of assets of Rainier View Water Company. Washington Water took control of the water system on June 1, 2020.
LIQUIDITY
Cash flow from Operations
Cash flow from operations for the first six months of 2020 was $20.0 million compared to $43.4 million for the same period in 2019. Cash generated by operations varies during the year due to customer billings, and timing of collections and contributions to our benefit plans.
During the first six months of 2020, we made contributions of $16.8 million to our employee pension plan compared to contributions of $6.3 million during the first six months of 2019. During the first six months of 2020, we made contributions of $3.9 million to the other postretirement benefit plans compared to contributions of $3.4 million during the first six months of 2019. The full-year 2020 estimated cash contribution to the pension plans and other postretirement benefits plans are expected to be approximately $38.0 million and $7.5 million, respectively.
The water business is seasonal. Billed revenue is lower in the cool, wet winter months when less water is used compared to the warm, dry summer months when water use is highest. This seasonality results in the possible need for short-term borrowings under the unsecured revolving credit facilities in the event cash is not available to cover operating and utility plant costs during the winter period. Due to the uncertainty of the effect of the COVID-19 pandemic, during the first quarter of 2020, we borrowed on our unsecured revolving credit facilities to provide substantial additional liquidity to manage our business (as described below under Financing Activities). The increase in cash flows during the summer allows short-term borrowings to be paid down. Customer water usage can be lower than normal in drought years and when greater-than-normal precipitation falls in our service areas or temperatures are lower than normal, especially in the summer months.
Investing Activities
During the first six months of 2020 and 2019, we used $133.5 million and $121.9 million, respectively, of cash for Company-funded and developer-funded utility plant expenditures. Annual expenditures fluctuate each year due to the availability of construction resources and our ability to obtain construction permits in a timely manner. For 2020, we estimate utility plant expenditures to be between $260.0 million and $290.0 million. We also paid $37.7 million for the acquisition of Rainier View Water Company during the second quarter of 2020.
Financing Activities
Net cash provided by financing activities was $222.8 million during the first six months of 2020 compared to $85.9 million of net cash provided by financing activities for the same period in 2019. For 2020, this includes our issuance of $37.1 million of Company common stock through our at-the-market equity program and $0.9 million through our employee stock purchase plan.
During the first six months of 2020 and 2019, we borrowed $270.0 million and $190.0 million, respectively, on our unsecured revolving credit facilities. The borrowings on our unsecured revolving credit facilities in 2020 were to provide substantial additional liquidity to manage our business in connection with economic uncertainty and financial market volatility caused by the COVID-19 pandemic. We made a repayment on our unsecured revolving credit facilities of $70.0 million and $90.0 million during the first six months of 2020 and 2019, respectively.
The undercollected net WRAM and MCBA receivable balances were $52.6 million and $61.3 million as of June 30, 2020 and 2019, respectively. The undercollected balances were primarily financed by Cal Water using short-term and long-term financing arrangements to meet operational cash requirements. Interest on the undercollected balances, which represents the interest recoverable from customers, is limited to the then-current 90-day commercial paper rates which typically are significantly lower than Cal Water’s short and long-term financing rates.
Short-Term and Long-Term Financing
During the first six months of 2020, we utilized cash generated from operations, borrowings on the unsecured revolving credit facilities, and cash received from the sale of Company common stock through our at-the-market equity program to fund operations and capital investments.
Bond principal and other long-term debt payments were $1.3 million and $401.4 million during the first six months of 2020 and 2019, respectively.
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
As of June 30, 2020 and December 31, 2019, there were short-term borrowings of $375.1 million and $175.1 million, respectively, outstanding on the unsecured revolving credit facilities.
Given our ability to access our lines of credit on a daily basis, cash balances are managed to levels required for daily cash needs and excess cash is invested in short-term or cash equivalent instruments. Minimal operating levels of cash are maintained for Washington Water, New Mexico Water, and Hawaii Water.
Both short-term credit agreements contain affirmative and negative covenants and events of default customary for credit facilities of this type including, among other things, limitations and prohibitions relating to additional indebtedness, liens, mergers, and asset sales. Also, these unsecured credit agreements contain financial covenants governing the Company and its subsidiaries’ consolidated total capitalization ratio not to exceed 66.7% and an interest coverage ratio of three or more. As of June 30, 2020, we are in compliance with all of the covenant requirements and are eligible to use the full amount of the undrawn portion of our unsecured revolving credit facilities.
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
Dividends
During the first six months of 2020, our quarterly common stock dividend payments were $0.4250 per share compared to $0.3950 per share during the first six months of 2019. For the full year 2019, the payout ratio was 60.3% of net income. On a long-term basis, our goal is to achieve a dividend payout ratio of 60% of net income accomplished through future earnings growth.

At the July 29, 2020 meeting, the Company's Board of Directors declared the third quarter dividend of $0.2125 per share payable on August 21, 2020, to stockholders of record on August 10, 2020. This was our 302nd consecutive quarterly dividend.
2020 Financing Plan
We intend to fund our utility plant needs in future periods through a relatively balanced approach between long-term debt and equity. The Company and Cal Water have a syndicated unsecured revolving line of credit of $150.0 million and $400.0 million, respectively, for short-term borrowings. As of June 30, 2020, the Company’s and Cal Water’s availability on these unsecured revolving lines of credit was $44.9 million and $130.0 million, respectively. As the impact of the COVID-19 pandemic on the economy and our operations evolves, we will continue to assess our financing needs.
Book Value and Stockholders of Record
Book value per common share was $15.83 at June 30, 2020 compared to $16.07 at December 31, 2019. There were approximately 1,946 stockholders of record for our common stock as of May 11, 2020.
Utility Plant Expenditures
During the first six months of 2020, utility plant expenditures totaled $133.5 million for Company-funded and developer-funded projects. For 2020, we estimate utility plant expenditures to be between $260.0 million and $290.0 million. We do not control third-party-funded utility plant expenditures and therefore are unable to estimate the amount of such projects for 2020.
As of June 30, 2020, construction work in progress was $289.1 million. Construction work in progress includes projects that are under construction but not yet complete and placed in service.
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
Historically, approximately half of our annual water supply is pumped from wells. State groundwater management agencies operate differently in each state. Some of our wells extract ground water from water basins under state ordinances. These are adjudicated groundwater basins, in which a court has settled the dispute between landowners or other parties over how much annual groundwater can be extracted by each party. All of our adjudicated groundwater basins are located in the State of California. Our annual groundwater extraction from adjudicated groundwater basins approximates 6.4 billion gallons or 13.5% of our total annual water supply pumped from wells. Historically, we have extracted less than 100% of our annual adjudicated groundwater rights and have the right to carry forward up to 20% of the unused amount to the next annual period. All of our remaining wells extract ground water from managed or unmanaged water basins. There are no set limits for the ground water extracted from these water basins. Our annual groundwater extraction from managed groundwater basins approximates 28.1 billion gallons or 59.2% of our total annual water supply pumped from wells. Our annual groundwater extraction from unmanaged groundwater basins approximates 12.9 billion gallons or 27.3% of our total annual water supply pumped from wells. Most of the managed groundwater basins we extract water from have groundwater recharge facilities. We are required to pay well pump taxes to financially support these groundwater recharge facilities. Well pump taxes were $3.3 million and $3.1 million for the three months ended June 30, 2020 and 2019, respectively. For the six months ended June 30, 2020 and 2019, well pump taxes were $6.1 million and $5.2 million, respectively. In 2014, the State of California enacted the Sustainable Groundwater Management Act of 2014. The law and its implementing regulations require most basins to select a sustainability agency by 2017, develop a sustainability plan by 2022, and show progress toward sustainability by 2027. We expect that after the act's provisions are fully implemented, substantially all the Company's California groundwater will be produced from sustainably managed and adjudicated basins.
California's normal weather pattern yields little precipitation between mid-spring and mid-fall. The Washington Water service areas receive precipitation in all seasons, with the heaviest amounts during the winter. New Mexico Water's rainfall is heaviest in the summer monsoon season. Hawaii Water receives precipitation throughout the year, with the largest amounts in the winter months. Water usage in all service areas is highest during the warm and dry summers and declines in the cool winter months. Rain and snow during the winter months in California replenish underground water aquifers and fill reservoirs, providing the water supply for subsequent delivery to customers. As of June 9, 2020, the State of California snowpack water content during the 2020-2021 water year for the northern Sierra region is 7% of long-term averages (per the California Department of Water Resources, Daily Drought Information Summary). The northern Sierra region is the most important for the state’s urban water supplies. The central and southern portions of the Sierras also have recorded 0% and 4%, respectively, of long-term averages. Management believes that supply pumped from underground aquifers and purchased from wholesale suppliers will be adequate to meet customer demand during 2020 and beyond. Long-term water supply plans are developed for each of our districts to help assure an adequate water supply under various operating and supply conditions. Some districts have unique challenges in meeting water quality standards, but management believes that supplies will meet current standards using current treatment processes.
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
CONTRACTUAL OBLIGATIONS
During the six months ended June 30, 2020, there were no material changes in contractual obligations outside the normal course of business.

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
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2020. Based on that evaluation, we concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

(b) Changes to Internal Control over Financial Reporting
There was no change in our internal controls over financial reporting that occurred during the quarter ended June 30, 2020, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.
PART II OTHER INFORMATION
Item 1.
LEGAL PROCEEDINGS
From time to time, the Company is involved in various disputes and litigation matters that arise in the ordinary course of business. The status of each significant matter is reviewed and assessed for potential financial exposure. If the potential loss from any claim or legal proceeding is considered probable and the amount of the range of loss can be reasonably estimated, a liability is accrued for the estimated loss in accordance with the accounting standards for contingencies. Legal proceedings are subject to uncertainties, and the outcomes are difficult to predict. Because of such uncertainties, accruals are based on the best information available at the time. While the outcome of these disputes and litigation matters cannot be predicted with any certainty, management does not believe when taking into account existing reserves the ultimate resolution of these matters will materially affect the Company’s financial position, results of operations, or cash flows. In the future, we may be involved in disputes and litigation related to a wide range of matters, including employment, construction, environmental issues and operations. Litigation can be time-consuming and expensive and could divert management’s time and attention from our business. In addition, if we are subject to additional lawsuits or disputes, we might incur significant legal costs and it is uncertain whether we would be able to recover the legal costs from customers or other third parties. For more information refer to note 10.
Item 1A.
RISK FACTORS
There have been no material changes to the Company’s risk factors set forth in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year-ended December 31, 2019 filed with the SEC on February 27, 2020, except for the additional risk factor set forth in Part II, Item 1A of the Company’s Quarterly Report on Form 10-Q for the quarter-ended March 31, 2020 filed with the SEC.
Item 6.
EXHIBITS

Exhibit	Description
4.0	The Company agrees to furnish upon request to the Securities and Exchange Commission a copy of each instrument defining the rights of holders of long-term debt of the Company

31.1	Chief Executive Officer certification of financial statements pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer certification of financial statements pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

32	Chief Executive Officer and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from California Water Service Group's Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income (Loss), (iii) Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to the Condensed Consolidated Financial Statements.

104	The cover page from California Water Service Group's Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in iXBRL (included as exhibit 101)

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CALIFORNIA WATER SERVICE GROUP
Registrant

July 30, 2020	By:	/s/ Thomas F. Smegal III
Thomas F. Smegal III
Vice President,
Chief Financial Officer and Treasurer