Form 10-Q
period 2020-09-30
CALIFORNIA WATER SERVICE GROUP
filed 2020-11-06
CIK 1035201

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common shares outstanding as of September 30, 2020 — 49,840,000

PART I FINANCIAL INFORMATION
Item 1.
FINANCIAL STATEMENTS
The condensed consolidated financial statements presented in this filing on Form 10-Q have been prepared by management and are unaudited.
CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited (In thousands, except per share data)

	September 30, 2020	December 31, 2019
ASSETS
Utility plant:
Utility plant	$3,835,194	$3,550,485
Less accumulated depreciation and amortization	(1,238,880)	(1,144,115)
Net utility plant	2,596,314	2,406,370
Current assets:
Cash and cash equivalents	113,312	42,653
Receivables:
Customers, net	53,397	32,058
Regulatory balancing accounts	54,415	38,225
Other, net	15,056	14,187
Unbilled revenue, net	46,247	34,879
Materials and supplies at weighted average cost	8,611	7,745
Taxes, prepaid expenses, and other assets	14,726	14,965
Total current assets	305,764	184,712
Other assets:
Regulatory assets	484,435	433,322
Goodwill	30,349	2,615
Other assets	89,572	84,289
Total other assets	604,356	520,226
TOTAL ASSETS	$3,506,434	$3,111,308
CAPITALIZATION AND LIABILITIES
Capitalization:
Common stock, $0.01 par value; 68,000 shares authorized, 49,840 and 48,532 outstanding in 2020 and 2019, respectively	$498	$485
Additional paid-in capital	422,391	362,275
Retained earnings	467,303	417,146
Total common stockholders’ equity	890,192	779,906
Long-term debt, net	785,055	786,754
Total capitalization	1,675,247	1,566,660
Current liabilities:
Current maturities of long-term debt, net	21,883	21,868
Short-term borrowings	375,100	175,100
Accounts payable	127,158	108,463
Regulatory balancing accounts	11,003	4,462
Accrued interest	14,233	5,810
Accrued expenses and other liabilities	54,446	43,018
Total current liabilities	603,823	358,721
Deferred income taxes	245,456	222,590
Pension and postretirement benefits other than pensions	261,081	258,907
Regulatory liabilities and other	257,054	271,831
Advances for construction	196,853	191,062
Contributions in aid of construction	266,920	241,537
Commitments and contingencies (Note 10)
TOTAL CAPITALIZATION AND LIABILITIES	$3,506,434	$3,111,308
See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Unaudited (In thousands, except per share data)

For the three months ended	September 30, 2020	September 30, 2019
Operating revenue	$304,108	$232,537
Operating expenses:
Operations:
Water production costs	85,344	80,568
Administrative and general	29,208	26,779
Other operations	29,746	24,550
Maintenance	7,129	7,065
Depreciation and amortization	24,699	22,273
Income taxes	13,804	12,194
Property and other taxes	8,116	7,541
Total operating expenses	198,046	180,970
Net operating income	106,062	51,567
Other income and expenses:
Non-regulated revenue	3,934	4,118
Non-regulated expenses	(2,865)	(4,351)
Other components of net periodic benefit cost	(1,008)	(1,857)
Allowance for equity funds used during construction	973	1,868
Income tax (expense) benefit on other income and expenses	(245)	330
Net other income	789	108
Interest expense:
Interest expense	11,162	10,279
Allowance for borrowed funds used during construction	(671)	(1,028)
Net interest expense	10,491	9,251
Net income	$96,360	$42,424
Earnings per share:
Basic	$1.94	$0.88
Diluted	1.94	0.88
Weighted average shares outstanding:
Basic	49,576	48,141
Diluted	49,576	48,141
 See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Unaudited (In thousands, except per share data)

For the nine months ended	September 30, 2020	September 30, 2019
Operating revenue	$605,155	$537,679
Operating expenses:
Operations:
Water production costs	210,462	190,795
Administrative and general	85,827	81,310
Other operations	69,618	64,913
Maintenance	20,924	19,212
Depreciation and amortization	73,733	66,967
Income taxes	10,489	13,524
Property and other taxes	22,470	21,902
Total operating expenses	493,523	458,623
Net operating income	111,632	79,056
Other income and expenses:
Non-regulated revenue	11,969	14,149
Non-regulated expenses	(11,811)	(10,470)
Other components of net periodic benefit cost	(3,770)	(4,308)
Allowance for equity funds used during construction	4,292	5,087
Income taxes on other income and expenses	(152)	(985)
Net other income	528	3,473
Interest expense:
Interest expense	33,573	33,532
Allowance for borrowed funds used during construction	(2,747)	(2,783)
Net interest expense	30,826	30,749
Net income	$81,334	$51,780
Earnings per share:
Basic	$1.66	$1.08
Diluted	1.66	1.08
Weighted average shares outstanding:
Basic	49,034	48,121
Diluted	49,034	48,121
 See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited (In thousands)

For the nine months ended	September 30, 2020	September 30, 2019
Operating activities:
Net income	$81,334	$51,780
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	75,550	68,522
Change in value of life insurance contracts	(621)	(3,433)
Allowance for equity funds used during construction	(4,292)	(5,087)
Changes in operating assets and liabilities:
Receivables and unbilled revenue	(41,374)	(29,436)
Accounts payable	7,199	16,735
Other current assets	(536)	(3,937)
Other current liabilities	16,304	11,597
Other changes in noncurrent assets and liabilities	(36,900)	21,602
Net cash provided by operating activities	96,664	128,343
Investing activities:
Utility plant expenditures	(221,261)	(194,942)
Purchase of life insurance contracts	(2,335)	(2,216)
Business acquisition, net of cash acquired	(39,544)	—
Net cash used in investing activities	(263,140)	(197,158)
Financing activities:
Short-term borrowings	270,000	210,000
Repayment of short-term borrowings	(70,000)	(120,000)
Issuance of long-term debt, net of expenses of $1,569 for 2019	—	398,431
Repayment of long-term debt	(1,535)	(401,630)
Advances and contributions in aid of construction	19,862	21,266
Refunds of advances for construction	(7,017)	(5,560)
Repurchase of common stock	(1,578)	(2,355)
Issuance of common stock	58,573	1,278
Dividends paid	(31,177)	(28,507)
Net cash provided by financing activities	237,128	72,923
Change in cash, cash equivalents, and restricted cash	70,652	4,108
Cash, cash equivalents, and restricted cash at beginning of period	43,298	47,715
Cash, cash equivalents, and restricted cash at end of period	$113,950	$51,823
Supplemental information:
Cash paid for interest (net of amounts capitalized)	$21,862	$22,060
Supplemental disclosure of non-cash activities:
Accrued payables for investments in utility plant	$47,015	$31,676
Utility plant contribution by developers	$22,762	$23,955
 See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

CALIFORNIA WATER SERVICE GROUP
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2020
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

Note 2. Summary of Significant Accounting Policies
Operating revenue
The following tables disaggregate the Company’s operating revenue by source for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30
	2020	2019
Revenue from contracts with customers	$222,474	$214,963
Regulatory balancing account revenue (a)	81,634	17,574
Total operating revenue	$304,108	$232,537

	Nine Months Ended September 30
	2020	2019
Revenue from contracts with customers	$529,804	$499,840
Regulatory balancing account revenue (a)	75,351	37,839
Total operating revenue	$605,155	$537,679
(a) The adjustments for the Company’s Water Revenue Adjustment Mechanism (WRAM), Modified Cost Balancing Account (MCBA), Pension Cost Balancing Account (PCBA), and Health Cost Balancing Account (HCBA) for the first six months ended June 30, 2020 were recorded in the three months ended September 30, 2020 as the Company received a proposed decision for its 2018 General Rate Case for Cal Water (2018 GRC) in October of 2020. The Company also recorded an adjustment for its interim rate memorandum account (IRMA) where it was authorized to track the effect of the delay in the resolution of the 2018 GRC on customer billings.
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
Certain customers are not billed for volumetric consumption, but are instead billed a flat rate at the beginning of each monthly service period. The amount billed is initially deferred and subsequently recognized over the monthly service period, as the performance obligation is satisfied. The deferred revenue balance or contract liability, which is included in "accrued expenses and other liabilities" on the condensed consolidated balance sheets, is inconsequential.

In the following tables, revenue from contracts with customers is disaggregated by class of customers for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30
	2020	2019
Residential	$151,938	$139,137
Business	36,951	38,247
Industrial	7,496	9,077
Public authorities	12,862	12,482
Other (a)	13,227	16,020
Total revenue from contracts with customers	$222,474	$214,963

	Nine Months Ended September 30
	2020	2019
Residential	$360,935	$330,745
Business	93,175	95,433
Industrial	21,996	23,866
Public authorities	26,470	24,566
Other (a)	27,228	25,230
Total revenue from contracts with customers	$529,804	$499,840
(a) Other includes the accrued unbilled revenue.
Regulatory balancing account revenue
The Company’s ability to recover revenue requirements authorized by the California Public Utilities Commission (CPUC) in its triennial general rate case (GRC) is decoupled from the volume of the sales. Regulatory balancing account revenue is revenue related to rate mechanisms authorized in California by the CPUC, which allow the Company to recover the authorized revenue and are not considered contracts with customers. These mechanisms include the following:
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
Due to the delay in the resolution of the 2018 GRC, the CPUC authorized Cal Water to track the effect of the delay on customer billings in IRMA effective January 1, 2020. Variances between actual customer billings and those that would have been billed assuming the GRC had been effective January 1, 2020 are recorded as regulatory balancing account revenue. In the third quarter of 2020, Cal Water determined that the IRMA met regulatory asset recognition criteria under accounting standards for regulated utilities.
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

Non-regulated Revenue
The following tables disaggregate the Company’s non-regulated revenue by source for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30
	2020	2019
Operating and maintenance revenue	$2,680	$2,929
Other non-regulated revenue	625	626
Non-regulated revenue from contracts with customers	$3,305	$3,555
Lease revenue	$629	$563
Total non-regulated revenue	$3,934	$4,118

	Nine Months Ended September 30
	2020	2019
Operating and maintenance revenue	$7,969	$9,248
Other non-regulated revenue	2,223	3,189
Non-regulated revenue from contracts with customers	$10,192	$12,437
Lease revenue	$1,777	$1,712
Total non-regulated revenue	$11,969	$14,149
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
Allowance for credit losses
The Company measures expected credit losses for Customer Receivables, Other Receivables, and Unbilled Revenue on an aggregated level. These receivables are generally trade receivables due in one year or less or expected to be billed and collected in one year or less. The expected credit losses for Other Receivables and Unbilled Revenue are inconsequential. Customer receivables include receivables for water and wastewater services provided to residential customers, business, industrial, public authorities, and other customers. The overall risks related to the Company’s receivables are low as water and wastewater services are seen as essential services. The estimate for the allowance for credit losses is based on a historical loss ratio, in conjunction with a qualitative assessment of elements that impact the collectability of receivables to determine if the allowance for credit losses should be further adjusted in accordance with the accounting guidance for credit losses. Management contemplates available current information such as changes in economic factors, regulatory matters, industry trends, payment options and programs available to customers, and the methods that the Company is able to utilize to ensure payment.

During the third quarter of 2020, the Company reviewed its allowance for credit losses utilizing a quantitative assessment, which included trend analysis of customer billing and collection, aging by customer class, and unemployment rates since the outbreak of COVID-19 in the first quarter of 2020. The Company also utilized a qualitative assessment, which considered the future collectability on customer outstanding balances, management's estimate of the cash recovery, and a general assessment of the economic conditions of the locations the Company serves due to the outbreak of COVID-19. The Company is complying with the CPUC requirements to suspend customer disconnections for non-payment and ceased agency collection activities, and anticipates this situation will continue until April 1, 2021. Based on the above assessments, the Company expects an increase in customer receivable write-offs as compared to historical experiences and adjusted its allowance for credit losses, accordingly.
The following table presents the activity in the allowance for credit losses for the period ended September 30, 2020:

Allowance for credit losses	As of September 30, 2020
Beginning balance	771
Provision for credit loss expense	2,895
Write-offs	(1,317)
Recoveries	396
Total ending allowance balance	$2,745
Cash, Cash Equivalents, and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents, and restricted cash within the Condensed Consolidated Balance Sheets that sum to the total of the same such amounts shown on the Condensed Consolidated Statements of Cash Flows:

	September 30, 2020	December 31, 2019
Cash and cash equivalents	113,312	42,653
Restricted cash (included in "taxes, prepaid expenses and other assets")	638	645
Total cash, cash equivalents, and restricted cash shown in the statements of cash flows	$113,950	$43,298
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

Note 3. Stock-based Compensation
Equity Incentive Plan
The following table lists the number of Restricted Stock Awards (RSAs) granted and canceled during the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30		Nine Months Ended September 30
	2020	2019	2020	2019
RSAs granted	—	—	39,915	36,183
RSAs canceled	2,153	2,739	9,338	14,394
During the first nine months of 2020 and 2019, the RSAs granted were valued at $51.41 and $52.83 per share, respectively, based upon the fair value of the Company’s common stock on the date of grant. RSAs granted to officers vest over 36 months with the first year cliff vesting. RSAs granted to directors generally cliff vest at the end of 12 months.
The following table lists the number of performance-based Restricted Stock Unit Awards (RSUs) granted, issued, and canceled during the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30		Nine Months Ended September 30
	2020	2019	2020	2019
RSUs granted	—	—	32,720	26,473
RSUs issued	—	—	41,731	62,726
RSUs canceled	—	—	22,936	31,177
Each RSU award reflects a target number of shares that may be issued to the award recipient. The 2020 and 2019 RSUs granted may be issued upon completion of the three-year performance period and are recognized as expense ratably over the period using a fair value of $51.41 per share and $52.83 per share, respectively, and an estimate of RSUs earned during the period.
The Company has recorded compensation costs for the RSAs and RSUs in administrative and general operating expenses in the amount of $1.8 million and $1.4 million for the three months ended September 30, 2020 and 2019, respectively. For the nine months ended September 30, 2020 and 2019, the Company has recorded compensation costs for the RSAs and RSUs in the amount of $3.1 million and $5.3 million, respectively.
Note 4. Equity
The Company sold 432,420 shares of common stock through its at-the-market equity program and raised proceeds of $20.1 million net of $0.2 million in commissions paid under the equity distribution agreement during the three months ended September 30, 2020. During the nine months ended September 30, 2020, the Company sold 1,225,572 shares of common stock through its at-the-market equity program and raised proceeds of $57.3 million net of $0.6 million in commissions paid under the equity distribution agreement.

The Company’s changes in total common stockholders’ equity for the nine months ended September 30, 2020 and 2019 were as follows:

	Nine months ended September 30, 2020
	Common Stock		Additional Paid-in Capital	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
	(In thousands)
Balance at January 1, 2020	48,532	$485	$362,275	$417,146	$779,906
Net loss				(20,307)	(20,307)
Issuance of common stock	210	2	7,227		7,229
Repurchase of common stock	(28)	—	(1,373)		(1,373)
Dividends paid on common stock ($0.2125 per share)				(10,315)	(10,315)
Balance at March 31, 2020	48,714	487	368,129	386,524	755,140
Net income				5,281	5,281
Issuance of common stock	686	7	32,056		32,063
Repurchase of common stock	(2)	—	(105)		(105)
Dividends paid on common stock ($0.2125 per share)				(10,356)	(10,356)
Balance at June 30, 2020	49,398	494	400,080	381,449	782,023
Net income				96,360	96,360
Issuance of common stock	444	4	22,410		22,414
Repurchase of common stock	(2)	—	(99)		(99)
Dividends paid on common stock ($0.2125 per share)				(10,506)	(10,506)
Balance at September 30, 2020	49,840	498	422,391	467,303	890,192

	Nine months ended September 30, 2019
	Common Stock		Additional Paid-in Capital	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
	(In thousands)
Balance at January 1, 2019	48,065	$481	$337,623	$392,053	$730,157
Net loss				(7,640)	(7,640)
Issuance of common stock	109	—	3,179		3,179
Repurchase of common stock	(40)	—	(2,074)		(2,074)
Dividends paid on common stock ($0.1975 per share)				(9,493)	(9,493)
Balance at March 31, 2019	48,134	481	338,728	374,920	714,129
Net income				16,996	16,996
Issuance of common stock	8	—	1,675		1,675
Repurchase of common stock	(2)	—	(129)		(129)
Dividends paid on common stock ($0.1975 per share)				(9,507)	(9,507)
Balance at June 30, 2019	48,140	481	340,274	382,409	723,164
Net income				42,424	42,424
Issuance of common stock	9	—	1,866	—	1,866
Repurchase of common stock	(4)	—	(152)	—	(152)
Dividends paid on common stock ($0.1975 per share)				(9,507)	(9,507)
Balance at September 30, 2019	48,145	481	341,988	415,326	757,795

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

	Three Months Ended September 30
	2020	2019
	(In thousands, except per share data)
Net income available to common stockholders	$96,360	$42,424
Weighted average common shares outstanding, basic	49,576	48,141
Weighted average common shares outstanding, dilutive	49,576	48,141
Earnings per share - basic	$1.94	$0.88
Earnings per share - diluted	$1.94	$0.88

	Nine Months Ended September 30
	2020	2019
	(In thousands, except per share data)
Net income available to common stockholders	$81,334	$51,780
Weighted average common shares outstanding, basic	49,034	48,121
Weighted average common shares outstanding, dilutive	49,034	48,121
Earnings per share - basic	$1.66	$1.08
Earnings per share - diluted	$1.66	$1.08

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

Cash contributions made by the Company to the pension plans were $25.8 million and $12.5 million for the nine months ended September 30, 2020 and 2019, respectively. Cash contributions made by the Company to the other postretirement benefit plans were $5.7 million and $5.6 million for the nine months ended September 30, 2020 and 2019, respectively. The total 2020 estimated cash contribution to the pension plans and other postretirement benefits plans are expected to be approximately $38.0 million and $7.5 million, respectively.

The following tables list components of net periodic benefit costs for the pension plans and other postretirement benefits. The data listed under “pension plan” includes the qualified pension plan and the non-qualified supplemental executive retirement plan. The data listed under “other benefits” is for all other postretirement benefits.

	Three Months Ended September 30
	Pension Plan		Other Benefits
	2020	2019	2020	2019
Service cost	$9,378	$6,910	$1,746	$2,082
Interest cost	6,440	6,941	808	1,407
Expected return on plan assets	(8,284)	(7,581)	(1,804)	(1,475)
Amortization of prior service cost	1,058	1,262	50	49
Recognized net actuarial loss	3,208	1,821	(27)	214
Net periodic benefit cost	$11,800	$9,353	$773	$2,277

	Nine Months Ended September 30
	Pension Plan		Other Benefits
	2020	2019	2020	2019
Service cost	$27,002	$20,039	$5,959	$5,606
Interest cost	19,306	20,225	3,229	4,081
Expected return on plan assets	(24,815)	(22,714)	(5,427)	(4,346)
Amortization of prior service cost	3,172	3,786	148	148
Recognized net actuarial loss	9,599	4,445	—	421
Net periodic benefit cost	$34,264	$25,781	$3,909	$5,910
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
The outstanding borrowings on the Company line of credit were $105.1 million and $55.1 million as of September 30, 2020 and December 31, 2019, respectively. There were $270.0 million and $120.0 million of borrowings on the Cal Water line of credit as of September 30, 2020 and December 31, 2019, respectively. The average borrowing rate for borrowings on the Company and Cal Water lines of credit during the nine months ended September 30, 2020 was 1.74% compared to 3.38% for the same period last year.

Note 8. Income Taxes
The Company adjusts its effective tax rate each quarter to be consistent with the estimated annual effective tax rate. The Company also records the tax effect of unusual or infrequently occurring discrete items.
The provision for income taxes is shown in the tables below:

	Three Months Ended September 30
	2020	2019
Income tax expense	$14,049	$11,864

	Nine Months Ended September 30
	2020	2019
Income tax expense	$10,641	$14,509
The income tax expense increased $2.1 million to $14.0 million for the three months ended September 30, 2020 as compared to $11.9 million for the three months ended September 30, 2019. The increase was mainly due to an increase in operating income, partially offset by tax repair benefit and amortization of excess deferred income tax as a result of the Tax Cuts and Jobs Acts (TCJA) in the 2018 GRC proposed decision.

The income tax expense decreased $3.9 million to $10.6 million for the nine months ended September 30, 2020 as compared to income tax expense of $14.5 million for the nine months ended September 30, 2019. The decrease was mainly due to tax repair benefit and amortization of excess deferred income tax as a result of TCJA in the 2018 GRC proposed decision.

The Company’s effective tax rate was 11.6% and 21.9% for the nine months ended September 30, 2020, and 2019, respectively. The lower effective rate for the nine months ended September 30, 2020, was primarily due to the amortization of the excess deferred taxes as a result of the TCJA in the proposed decision for the 2018 GRC.

The US federal income tax rate was lowered by TCJA to 21% in 2018 from 35% in 2017. For the year ended December 31, 2018, the Company recorded a re-measurement of its deferred tax balances. The final impact may differ from the recorded amounts, possibly materially, due to regulatory decisions that could differ from the Company’s determination of how the impacts of the TCJA are allocated between customers and shareholders. In addition, changes in interpretations, guidance on legislative intent, and any changes in accounting standards for income taxes in response to the TCJA could also impact the recorded amounts.

The Company is continuing to work with state regulators to finalize the excess deferred tax to ensure compliance with federal normalization rules and will record any adjustments based on state regulator's decisions.
The Company had unrecognized tax benefits of approximately $12.9 million and $10.6 million as of September 30, 2020 and 2019, respectively. Included in the balance of unrecognized tax benefits, is approximately $3.5 million and $3.1 million, respectively, of tax benefits that, if recognized, would result in an adjustment to the Company’s effective tax rate. The Company does not expect its unrecognized tax benefits to change significantly within the next 12 months.
During the nine months ended September 30, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was signed into law. The CARES Act includes provisions relating to refundable payroll tax credits, deferral of certain payroll taxes, technical  corrections to tax depreciation methods for qualified  improvement  property, net operating loss carryback periods, alternative minimum tax credit refunds and modifications to the net interest deduction limitations which are not expected to have a material impact to the Company’s consolidated financial statements. The Company evaluated the provisions of the CARES Act and determined that it did not have a material effect on the Company's consolidated financial statements as of September 30, 2020.
Note 9. Regulatory Assets and Liabilities
The CPUC follows a rate case plan which requires Cal Water to file a GRC for each of its regulated operating districts every three years. In a GRC proceeding, the CPUC not only considers the utility's rate setting requests, but may also consider other issues that affect the utility's rates and operations. The CPUC is generally required to issue its GRC decision prior to the first day of the test year or authorize interim rates. In accordance with the rate case plan, Cal Water filed its 2018 GRC application in July of 2018 requesting rate changes effective January 1, 2020. On October 8, 2019, Cal Water jointly filed a formal settlement agreement for its 2018 GRC with the Public Advocates Office of the CPUC covering the majority of open matters in the case. The key matters not included in the settlement, and which were litigated, were continuation of the WRAM, MCBA, PCBA, and HCBA. On October 14, 2020, an Administrative Law Judge (ALJ) with the CPUC issued a proposed decision that is subject to adoption by the CPUC no earlier than the CPUC’s November 19, 2020 meeting. If adopted as proposed, the decision would approve the settlement reached in October of 2019 by Cal Water and the CPUC’s Public Advocates Office, allow Cal Water to continue its decoupling balancing accounts through 2022, and allow Cal Water to retain its PCBA and HCBA. Under this proposed decision, Cal Water would be authorized to invest $828.0 million in its districts throughout California through 2021. This includes $148 million of water system infrastructure upgrades that would be recovered via the CPUC’s advice letter procedure once those projects are completed. The proposed decision also authorizes total revenue of up to $698.7 million for 2020.
The Company determined that the proposed decision provides additional evidence about conditions that existed as of September 30, 2020. As of November 6, 2020, the Company believes it is probable the proposed decision will be adopted by the CPUC without any material variation and accordingly, the Company recorded regulatory assets and associated revenues resulting from the regulatory mechanisms approved in the proposed decision as of September 30, 2020. In the unlikely event that the CPUC does not approve the proposed decision as issued, the Company will need to adjust regulatory asset balances and revenues in the fourth quarter of 2020.
Regulatory assets and liabilities were comprised of the following as of September 30, 2020 and December 31, 2019:

	Recovery Period	September 30, 2020	December 31, 2019
Regulatory Assets
Pension and retiree group health	Indefinitely	$207,828	$208,321
Property-related temporary differences (tax benefits flowed through to customers)	Indefinitely	107,962	104,931
Other accrued benefits	Indefinitely	21,434	20,030
Net WRAM and MCBA long-term accounts receivable	1 - 2 years	40,036	25,465
Asset retirement obligations, net	Indefinitely	21,018	19,567
Interim rates long-term accounts receivable	1 year	21,672	4,642
Tank coating	10 years	14,209	13,535
Recoverable property losses	10 years	4,775	5,000
PCBA	1 year	32,819	21,465
Other components of net periodic benefit cost	Indefinitely	6,316	5,145
Other regulatory assets	Various	6,366	5,221
Total Regulatory Assets		$484,435	$433,322

Regulatory Liabilities
Future tax benefits due to customers		$173,048	$194,501
HCBA		7,407	4,271
CEBA		2,926	2,742
Net WRAM and MCBA long-term payable		374	211
Tax accounting memorandum account		711	806
Cost of capital memorandum account		15	151
1,2,3 trichloropropane (TCP) settlement proceeds		9,084	8,426
Other regulatory liabilities		374	305
Total Regulatory Liabilities		$193,939	$211,413
Short-term regulatory assets and liabilities are excluded from the above table.
The short-term regulatory assets were $54.4 million as of September 30, 2020 and $38.2 million as of December 31, 2019. As of September 30, 2020, the short-term regulatory assets primarily consist of net WRAM and MCBA receivables and IRMA receivables. As of December 31, 2019, the short-term regulatory assets primarily consist of net WRAM and MCBA receivables.

The short-term portions of regulatory liabilities were $11.0 million as of September 30, 2020 and $4.5 million as of December 31, 2019. The short-term regulatory liabilities as of September 30, 2020, primarily consist of 2015 GRC CEBA refunds and TCJA customer refunds. As of December 31, 2019, the short-term regulatory liabilities primarily consist of TCP settlement proceeds, tax accounting memorandum account refunds, and cost of capital memorandum account refunds.
Note 10. Commitments and Contingencies
Commitments
The Company has significant commitments to purchase water from water wholesalers. The Company also has operating and finance leases for water systems, offices, land easements, licenses, equipment, and other facilities. These commitments and leases are described in the Company's Annual Report on Form 10-K for the year ended December 31, 2019.

As of September 30, 2020, there were no significant changes in these commitments from December 31, 2019.
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
Other Legal Matters
From time to time, the Company is involved in various disputes and litigation matters that arise in the ordinary course of business. The status of each significant matter is reviewed and assessed for potential financial exposure. If the potential loss from any claim or legal proceeding is considered probable and the amount of the range of loss can be estimated, a liability is accrued for the estimated loss in accordance with the accounting standards for contingencies. Legal proceedings are subject to uncertainties, and the outcomes are difficult to predict. Because of such uncertainties, accruals are based on the best information available at the time. While the outcome of these disputes and litigation matters cannot be predicted with any certainty, management does not believe when taking into account existing reserves the ultimate resolution of these matters will materially affect the Company’s financial position, results of operations, or cash flows. As of September 30, 2020 and December 31, 2019, the Company recognized a liability of $2.4 million and $2.5 million, respectively, for known legal matters. The cost of litigation is expensed as incurred and any settlement is first offset against such costs. Any settlement in excess of the cost to litigate is accounted for on a case by case basis, dependent on the nature of the settlement.
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

Long-term debt fair values were estimated using the published quoted market price of similar securities, if available, or the discounted cash flow analysis, based on the current rates available using a risk-free rate (a U.S. Treasury securities yield curve) plus a risk premium of 1.83%.
Advances for construction fair values were estimated using broker quotes from companies that frequently purchase these investments.

	September 30, 2020
		Fair Value
	Cost	Level 1	Level 2	Level 3	Total
Long-term debt, including current maturities, net	$806,938	—	$991,973	—	$991,973
Advances for construction	196,853	—	82,150	—	82,150
Total	$1,003,791	$—	$1,074,123	$—	$1,074,123

	December 31, 2019
		Fair Value
	Cost	Level 1	Level 2	Level 3	Total
Long-term debt, including current maturities, net	$808,622	$—	$873,454	$—	$873,454
Advances for construction	191,062	—	79,550	—	79,550
Total	$999,684	—	$953,004	$—	$953,004
Note 12. Condensed Consolidating Financial Statements
On November 17, 2010, Cal Water issued $100.0 million aggregate principal amount of 5.50% First Mortgage Bonds due 2040, all of which is fully and unconditionally guaranteed by the Company. As a result of this guarantee arrangement, the Company is required to present the following condensed consolidating financial information. The investments in affiliates are accounted for and presented using the “equity method” of accounting.
The following tables present the Condensed Consolidating Balance Sheets as of September 30, 2020 and December 31, 2019, the Condensed Consolidating Statements of Income for the three and nine months ended September 30, 2020 and 2019, and the Condensed Consolidating Statements of Cash Flows for the nine months ended September 30, 2020 and 2019 of (i) California Water Service Group, the guarantor of the First Mortgage Bonds and the parent company; (ii) California Water Service Company, the issuer of the First Mortgage Bonds and a 100% owned consolidated subsidiary of California Water Service Group; and (iii) the other 100% owned non-guarantor consolidated subsidiaries of California Water Service Group. No other subsidiary of the Company guarantees the securities.

CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATING BALANCE SHEET
As of September 30, 2020
(In thousands)

	Parent Company	Cal Water	All Other Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS
Utility plant:
Utility plant	$1,318	$3,559,329	$281,744	$(7,197)	$3,835,194
Less accumulated depreciation and amortization	(1,177)	(1,151,266)	(88,676)	2,239	(1,238,880)
Net utility plant	141	2,408,063	193,068	(4,958)	2,596,314
Current assets:
Cash and cash equivalents	16,679	85,877	10,756	—	113,312
Receivables and unbilled revenue, net	—	160,479	8,636	—	169,115
Receivables from affiliates	26,962	942	261	(28,165)	—
Other current assets	272	20,933	2,132	—	23,337
Total current assets	43,913	268,231	21,785	(28,165)	305,764
Other assets:
Regulatory assets	—	479,613	4,822	—	484,435
Investments in affiliates	917,901	—	—	(917,901)	—
Long-term affiliate notes receivable	32,659	—	—	(32,659)	—
Other assets	2,349	84,154	33,636	(218)	119,921
Total other assets	952,909	563,767	38,458	(950,778)	604,356
TOTAL ASSETS	$996,963	$3,240,061	$253,311	$(983,901)	$3,506,434
CAPITALIZATION AND LIABILITIES
Capitalization:
Common stockholders’ equity	$890,192	$805,444	$117,633	$(923,077)	$890,192
Affiliate long-term debt	—	—	32,659	(32,659)	—
Long-term debt, net	—	784,715	340	—	785,055
Total capitalization	890,192	1,590,159	150,632	(955,736)	1,675,247
Current liabilities:
Current maturities of long-term debt, net	—	21,763	120	—	21,883
Short-term borrowings	105,100	270,000	—	—	375,100
Payables to affiliates	—	2,940	25,225	(28,165)	—
Accounts payable	—	123,129	4,029	—	127,158
Accrued expenses and other liabilities	31	73,913	5,738	—	79,682
Total current liabilities	105,131	491,745	35,112	(28,165)	603,823
Deferred income taxes	1,640	235,791	8,025	—	245,456
Pension and postretirement benefits other than pensions	—	261,081	—	—	261,081
Regulatory liabilities and other	—	251,230	5,824	—	257,054
Advances for construction	—	196,324	529	—	196,853
Contributions in aid of construction	—	213,731	53,189	—	266,920
TOTAL CAPITALIZATION AND LIABILITIES	$996,963	$3,240,061	$253,311	$(983,901)	$3,506,434

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

CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATING STATEMENT OF INCOME
For the three months ended September 30, 2020
(In thousands)

	Parent Company	Cal Water	All Other Subsidiaries	Consolidating Adjustments	Consolidated
Operating revenue	$—	$287,820	$16,288	$—	$304,108
Operating expenses:
Operations:
Water production costs	—	82,829	2,515	—	85,344
Administrative and general	—	25,802	3,406	—	29,208
Other operations	—	27,312	2,579	(145)	29,746
Maintenance	—	6,872	257	—	7,129
Depreciation and amortization	23	22,984	1,712	(20)	24,699
Income tax (benefit) expense	(113)	12,787	930	200	13,804
Property and other taxes	—	6,948	1,168	—	8,116
Total operating (income) expenses	(90)	185,534	12,567	35	198,046
Net operating income	90	102,286	3,721	(35)	106,062
Other income and expenses:
Non-regulated revenue	549	3,588	492	(695)	3,934
Non-regulated expenses	—	(2,321)	(544)	—	(2,865)
Other components of net periodic benefit cost	—	(1,016)	8	—	(1,008)
Allowance for equity funds used during construction	—	973	—	—	973
Income tax (expense) benefit on other income and expenses	(152)	(289)	2	194	(245)
Net other income (loss)	397	935	(42)	(501)	789
Interest:
Interest expense	393	10,762	556	(549)	11,162
Allowance for borrowed funds used during construction	—	(631)	(40)	—	(671)
Net interest expense	393	10,131	516	(549)	10,491
Equity earnings of subsidiaries	96,266	—	—	(96,266)	—
Net income	$96,360	$93,090	$3,163	$(96,253)	$96,360

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

CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATING STATEMENT OF INCOME
For the nine months ended September 30, 2020
(In thousands)

	Parent Company	Cal Water	All Other Subsidiaries	Consolidating Adjustments	Consolidated
Operating revenue	$—	$567,494	$37,661	$—	$605,155
Operating expenses:
Operations:
Water production costs	—	203,485	6,977	—	210,462
Administrative and general	—	77,025	8,802	—	85,827
Other operations	—	63,427	6,628	(437)	69,618
Maintenance	—	19,980	944	—	20,924
Depreciation and amortization	70	68,886	4,836	(59)	73,733
Income tax (benefit) expense	(341)	9,054	1,176	600	10,489
Property and other taxes	—	19,618	2,852	—	22,470
Total operating (income) expenses	(271)	461,475	32,215	104	493,523
Net operating income	271	106,019	5,446	(104)	111,632
Other income and expenses:
Non-regulated revenue	1,648	11,102	1,304	(2,085)	11,969
Non-regulated expenses	—	(10,864)	(947)	—	(11,811)
Other components of net periodic benefit cost	—	(3,717)	(53)	—	(3,770)
Allowance for equity funds used during construction	—	4,292	—	—	4,292
Income tax expense on other income and expenses	(460)	(179)	(96)	583	(152)
Net other income	1,188	634	208	(1,502)	528
Interest:
Interest expense	1,161	32,402	1,658	(1,648)	33,573
Allowance for borrowed funds used during construction	—	(2,604)	(143)	—	(2,747)
Net interest expense	1,161	29,798	1,515	(1,648)	30,826
Equity earnings of subsidiaries	81,036	—	—	(81,036)	—
Net income	$81,334	$76,855	$4,139	$(80,994)	$81,334

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

CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the nine months ended September 30, 2020
(In thousands)

	Parent Company	Cal Water	All Other Subsidiaries	Consolidating Adjustments	Consolidated
Operating activities:
Net income	$81,334	$76,855	$4,139	$(80,994)	$81,334
Adjustments to reconcile net income to net cash provided by operating activities:
Equity earnings of subsidiaries	(81,036)	—	—	81,036	—
Dividends received from affiliates	31,177	—	—	(31,177)	—
Depreciation and amortization	70	70,604	4,935	(59)	75,550
Changes in value of life insurance contracts	—	(621)	—	—	(621)
Allowance for equity funds used during construction	—	(4,292)	—	—	(4,292)
Changes in operating assets and liabilities	(463)	(17,633)	(311)	—	(18,407)
Other changes in noncurrent assets and liabilities	3,262	(42,184)	2,005	17	(36,900)
Net cash provided by operating activities	34,344	82,729	10,768	(31,177)	96,664
Investing activities:
Utility plant expenditures	—	(212,288)	(8,973)	—	(221,261)
Business acquisition, net of cash acquired	(1,950)	—	(37,594)	—	(39,544)
Investment in affiliates	(90,871)	—	—	90,871	—
Changes in affiliate advances	2,238	2,679	(145)	(4,772)	—
Issuance of affiliate short-term borrowings	(3,500)	—	—	3,500	—
Issuance of affiliate long-term borrowings	(4,076)	—	—	4,076	—
Reduction of affiliates long-term debt	1,580	—	—	(1,580)	—
Purchase of life insurance contracts	—	(2,335)	—	—	(2,335)
Net cash used in investing activities	(96,579)	(211,944)	(46,712)	92,095	(263,140)
Financing Activities:
Short-term borrowings	50,000	220,000	—	—	270,000
Repayment of short-term borrowings	—	(70,000)	—	—	(70,000)
Investment from affiliates	—	57,266	33,605	(90,871)	—
Changes in affiliate advances	—	(3,175)	(1,597)	4,772	—
Proceeds from affiliate short-term borrowings	—	—	3,500	(3,500)	—
Proceeds from affiliate long-term borrowings	—	—	4,076	(4,076)	—
Repayment of affiliates long-term borrowings	—	—	(1,580)	1,580	—
Repayment of long-term debt	—	(1,415)	(120)	—	(1,535)
Advances and contributions in aid of construction	—	19,735	127	—	19,862
Refunds of advances for construction	—	(7,015)	(2)	—	(7,017)
Repurchase of common stock	(1,578)	—	—	—	(1,578)
Issuance of common stock	58,573	—	—	—	58,573
Dividends paid to non-affiliates	(31,177)	—	—	—	(31,177)
Dividends paid to affiliates	—	(29,461)	(1,716)	31,177	—
Net cash provided by financing activities	75,818	185,935	36,293	(60,918)	237,128
Change in cash, cash equivalents, and restricted cash	13,583	56,720	349	—	70,652
Cash, cash equivalents, and restricted cash at beginning of period	3,096	29,679	10,523	—	43,298
Cash, cash equivalents, and restricted cash at end of period	$16,679	$86,399	$10,872	—	$113,950

CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the nine months ended September 30, 2019
(In thousands)

	Parent Company	Cal Water	All Other Subsidiaries	Consolidating Adjustments	Consolidated
Operating activities:
Net income	$51,780	$47,116	$4,363	$(51,479)	$51,780
Adjustments to reconcile net income to net cash provided by operating activities:
Equity earnings of subsidiaries	(51,523)	—	—	51,523	—
Dividends received from affiliates	28,507	—	—	(28,507)	—
Depreciation and amortization	70	63,975	4,539	(62)	68,522
Changes in value of life insurance contracts	—	(3,433)	—	—	(3,433)
Allowance for equity funds used during construction	—	(5,087)	—	—	(5,087)
Changes in operating assets and liabilities	194	(6,744)	1,509	—	(5,041)
Other changes in noncurrent assets and liabilities	5,239	14,560	1,785	18	21,602
Net cash provided by operating activities	34,267	110,387	12,196	(28,507)	128,343
Investing activities:
Utility plant expenditures	—	(185,883)	(9,059)	—	(194,942)
Changes in affiliate advances	(3,199)	3,534	(320)	(15)	—
Issuance of affiliate short-term borrowings	(4,300)	—	—	4,300	—
Reduction of affiliates long-term debt	1,462	—	—	(1,462)	—
Purchase of life insurance contracts	—	(2,216)	—	—	(2,216)
Net cash used in investing activities	(6,037)	(184,565)	(9,379)	2,823	(197,158)
Financing Activities:
Short-term borrowings	—	210,000	—	—	210,000
Repayment of short-term borrowings	—	(120,000)	—	—	(120,000)
Changes in affiliate advances	(17)	4,419	(4,417)	15	—
Proceeds from affiliate short-term borrowings	—	—	4,300	(4,300)	—
Repayment of affiliates long-term borrowings	—	—	(1,462)	1,462	—
Issuance of long-term debt, net of expenses	—	398,431	—	—	398,431
Repayment of long-term debt	—	(401,417)	(213)	—	(401,630)
Advances and contributions in aid for construction	—	21,176	90	—	21,266
Refunds of advances for construction	—	(5,560)	—	—	(5,560)
Repurchase of common stock	(2,355)	—	—	—	(2,355)
Issuance of common stock	1,278	—	—	—	1,278
Dividends paid to non-affiliates	(28,507)	—	—	—	(28,507)
Dividends paid to affiliates	—	(27,419)	(1,088)	28,507	—
Net cash (used in) provided by financing activities	(29,601)	79,630	(2,790)	25,684	72,923
Change in cash, cash equivalents, and restricted cash	(1,371)	5,452	27	—	4,108
Cash, cash equivalents, and restricted cash at beginning of period	3,779	34,238	9,698	—	47,715
Cash, cash equivalents, and restricted cash at end of period	$2,408	$39,690	$9,725	—	$51,823

Note 13. Acquisition
On March 27, 2020, the Company’s wholly owned subsidiary, Washington Water, received regulatory approval from the Washington Utilities and Transportation Commission (WUTC) for Washington Water's application for the sale and transfer of assets of Rainier View Water Company. Washington Water paid $37.6 million in cash to take control of the water system on June 1, 2020. The acquisition of Rainier View Water doubles the size of Washington Water’s operations and solidifies the Company’s position as the largest investor-owned water company in the state of Washington, regulated by the WUTC. Rainier View Water serves approximately 35,000 people in parts of Graham, Spanaway, Puyallup, Gig Harbor, and other nearby areas through approximately 18,500 customer connections in 27 water systems.
Assets acquired were $32.7 million, including utility plant of $31.1 million, and liabilities of $22.9 million were assumed, including $21.3 million of contributions in aid of construction. Goodwill of $27.7 million was recorded and consists largely of the synergies expected from combining the operations of Rainier View Water Company and Washington Water. In the third quarter of 2020, the Company finalized identifying the acquired assets and liabilities. The Company is still in the process of finalizing the valuation of certain intangible assets; therefore, the goodwill recorded is subject to further refinement upon completion.
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
Factors which may cause actual results to be different than those expected or anticipated include, but are not limited to:
•the outcome of the CPUC's decision on the proposed decision issued by an ALJ with respect to the litigated balancing accounts for Cal Water's 2018 GRC filing. Failure of the CPUC to accept the proposed decision could have a material effect on our results of operations. If the CPUC were to change the ALJ's proposed decision and discontinue the litigated balancing accounts effective December 31, 2019, the impact to the Company would be a material decrease in the Company's 2020, 2021, and 2022 operating revenue and net operating income;
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
•the outcome and timeliness of regulatory commissions' actions concerning rate relief and other actions;
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
For the nine months ended September 30, 2020, there were no changes in the methodology for computing critical accounting estimates, no additional accounting estimates met the standards for critical accounting policies, and there were no material changes to the important assumptions underlying the critical accounting estimates.

CAL WATER'S 2018 GRC
On October 14, 2020, an ALJ with the CPUC issued a proposed decision for Cal Water's 2018 GRC filing. The proposed decision is subject to adoption by the CPUC no earlier than the CPUC’s November 19, 2020 meeting. Both Cal Water and the CPUC's Public Advocates Office have an opportunity to provide their feedback on the proposed decision. If adopted as proposed, the decision would approve the settlement reached in October of 2019 by Cal Water and the CPUC’s Public Advocates Office, allow Cal Water to continue its decoupling balancing accounts through 2022, and allow Cal Water to retain its PCBA and HCBA.
We determined that the proposed decision provides additional evidence about conditions that existed as of September 30, 2020. As of November 6, 2020, we also believe that it is probable that the proposed decision will be adopted by the CPUC without any material variation and accordingly, we recorded regulatory assets and associated revenues resulting from the regulatory mechanisms approved in the proposed decision as of September 30, 2020. In the unlikely event that the CPUC does not approve the proposed decision as issued, we will need to adjust regulatory asset balances and revenues in the fourth quarter of 2020. Any such adjustment could result in a material decrease to our operating revenue and net operating income for full-year 2020.
COVID-19
At the end of 2019, a COVID-19 outbreak was reported to have surfaced in Wuhan, China, and has since spread to a large number of other countries, including the United States. In March of 2020, the World Health Organization characterized the outbreak as a pandemic. During the month of March, all of the states in which we operate enacted shelter-in-place and social distancing ordinances that resulted in temporary closures of non-essential businesses and self-quarantining of non-essential workers. Although such measures have been partially rescinded in certain areas, public health restrictions remain in place in all of the states in which we operate. As an “essential business” during times of emergencies pursuant to the U.S. Critical Infrastructures Protection Act of 2001, we are working to continue to provide high quality water and wastewater services to our two million customers. For the nine months ended September 30, 2020 and through November 6, 2020, the COVID-19 pandemic has not had a significant impact on our business or operations. We have, however, increased our allowance for credit losses as we have ceased all shutoffs for non-payment during the pandemic and anticipate this situation will continue until April 1, 2021. We are expecting segments of our customer base to continue to experience employment layoffs and business closures that negatively impact their ability to pay utility bills. We have also incurred costs to promote the health and safety of our employees and facilities.
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
RESULTS OF THIRD QUARTER 2020 OPERATIONS
COMPARED TO THIRD QUARTER 2019 OPERATIONS
Dollar amounts in thousands unless otherwise stated

Overview
Net Income
Net income for the three months ended September 30, 2020 was $96.4 million or $1.94 earnings per diluted common share, compared to net income of $42.4 million or $0.88 earnings per diluted common share for the three months ended September 30, 2019.
The $54.0 million increase in net income was primarily due to our determination that the October 14, 2020 proposed decision in the 2018 GRC was sufficient evidence to record regulatory assets and associated revenues for interim rate recovery as well as benefits balancing accounts and the decoupling mechanisms. In the third quarter of 2020, we recorded revenues of $37.6 million related to interim rate recovery regulatory assets, balancing account net revenue increases of $37.0 million, and customer refunds for 2017 excess deferred federal income taxes (TCJA) of $7.1 million for the nine months ended September 30, 2020. Included in the amounts above, there were $18.9 million of interim rate recovery, $11.5 million of balancing account net revenue increases, and $3.0 million of customer refunds for TCJA for the three months ended September 30, 2020. These increases were partially offset by increases in depreciation and amortization of $2.4 million, employee wages costs of $2.2 million, income taxes of $1.6 million, bad debt expenses of $0.9 million, and outside service costs of $0.7 million.

Additionally, certain factors outside the Company's immediate control decreased net income, including a $2.6 million reduction in accrued unbilled revenue, which was partially offset by a $1.2 million increase in unrealized gain on certain benefit plan investments.
Operating Revenue
Operating revenue increased $71.6 million, or 30.8%, to $304.1 million in the third quarter of 2020 as compared to the third quarter of 2019, with such change attributed to the following:

Net change due to rate changes, usage, and other (1)	$1,724
WRAM Revenue (2)	(3,215)
MCBA Revenue (3)	24,484
IRMA Revenue (4)	37,623
Other balancing account revenue (5)	4,459
Deferral of revenue (6)	6,496
Net operating revenue increase	$71,571
1.The net change due to rate changes, usage, and other in the above table was mainly driven by a $3.3 million increase in volumetric revenue due to a 6.0% increase in customer usage and rate increases, the components of which are set forth in the table below, partially offset by a $2.6 million decrease in accrued unbilled revenue.

General rate case	185
Purchased water and pump tax offsets	1,208
Rate base offsets	883
Total increase in rates	$2,276
2.WRAM revenue is the variance between adopted volumetric revenues and actual billed volumetric revenues for metered accounts. In October of 2020, Cal Water received a proposed decision that authorizes the continuation of WRAM effective January 1, 2020; as a result, in the third quarter of 2020, we recorded an increase to revenue for the WRAM for the three and nine months ended September 30, 2020 of $8.4 million and $17.0 million, respectively. For the nine months ended September 30, 2020, actual billed volumetric revenue was lower than adopted volumetric revenue. In the third quarter of 2019, we recognized $20.2 million of WRAM revenue as actual billed volumetric revenue was lower than adopted volumetric revenue.
3.MCBA revenue is the variance between adopted water production costs and actual water production costs. In October of 2020, Cal Water received a proposed decision that authorizes the continuation of MCBA effective January 1, 2020; as a result, in the third quarter of 2020, we recorded an increase to revenue for the MCBA for the three and nine months ended September 30, 2020 of $1.1 million and $11.8 million, respectively. For the nine months ended September 30, 2020, actual water production costs were higher than adopted water production costs. In the third quarter of 2019, we recognized a $12.7 million decrease to revenue as actual water production costs were lower than adopted water production costs. As required by the MCBA mechanism, the difference in actual water production costs and adopted water production costs in California is recorded to operating revenue.
4.Due to the delay in the resolution of the 2018 GRC, the CPUC authorized Cal Water to track the effect of the delay on customer billings in an IRMA effective January 1, 2020. Variances between actual customer billings and those that would have been billed assuming the GRC had been effective January 1, 2020 are recorded as regulatory balancing account revenue. In October of 2020, Cal Water received a proposed decision on its 2018 GRC and was able to determine if the 2018 GRC had been resolved effective January 1, 2020, we would have billed customers an additional $18.9 million and $37.6 million for the three and nine months ended September 30, 2020.

5.The other balancing account revenue consists of the pension, conservation and health care balancing account revenues. Pension and conservation balancing account revenues are the differences between actual expenses and adopted rate recovery. Health care balancing account revenue is 85% of the difference between actual health care expenses and adopted rate recovery. In October of 2020, Cal Water received a proposed decision that authorizes the continuation of PCBA and HCBA effective January 1, 2020. We recorded an increase to revenue of $3.8 million and $11.4 million for the three and nine months ended September 30, 2020, respectively, for the PCBA and a decrease to revenue of $1.8 million and $3.1 million for the three and nine months ended September 30, 2020, respectively, for the HCBA in the third quarter of 2020. For the first nine months of 2020, actual pension costs were higher than adopted pension costs, while actual health care costs were lower than adopted health care costs. In the third quarter of 2019, actual pension costs were above the adopted pension costs, while actual health care costs were below the adopted health care costs. A net increase to revenue of $1.5 million was recognized for the differences. In addition, there was a decrease in actual conservation expenses relative to adopted costs in the third quarter of 2020 as compared to the third quarter 2019 of $2.3 million.

6.The deferral of revenue consists of amounts that are expected to be collected from customers beyond 24 months following the end of the accounting period in which these revenues were recorded. The deferral decreased in the third quarter of 2020 as compared to the third quarter of 2019 due to a decrease in the balancing account revenue expected to be collected beyond 24 months.

Total Operating Expenses

Total operating expenses increased $17.0 million, or 9.4%, to $198.0 million in the third quarter of 2020, as compared to $181.0 million in the third quarter of 2019.

Water production costs consists of purchased water, purchased power, and pump taxes. It represents the largest component of total operating expenses, accounting for approximately 43.1% of total operating expenses in the third quarter of 2020, as compared to 44.5% of total operating expenses in the third quarter of 2019. Water production costs increased 5.8% in the third quarter of 2020 as compared to the same period last year mainly due to increased rates from our purchased water wholesalers, changes in water production mix in certain of our service territories, and an increase in customer usage.
Sources of water as a percent of total water production are listed in the following table:

	Three Months Ended September 30
	2020	2019
Well production	47%	44%
Purchased	48%	51%
Surface	5%	5%
Total	100%	100%
The components of water production costs are shown in the table below:

	Three Months Ended September 30
	2020	2019	Change
Purchased water	$70,398	$66,483	$3,915
Purchased power	11,983	10,633	1,350
Pump taxes	2,963	3,452	(489)
Total	$85,344	$80,568	$4,776
Administrative and general and other operations expenses increased $7.7 million to $59.0 million in the third quarter of 2020, primarily due to a $5.4 million increase of costs associated with deferred WRAM revenue, a $2.2 million increase in employee wages, a $1.3 million increase in employee pension retirement benefit costs, a $0.9 million increase in bad debt expense, $0.7 million increase in outside service costs which were partially offset by decreases of $2.0 million in water conservation program costs. Changes in employee pension benefits and water conservation program costs for regulated California operations generally do not affect earnings, as the Company is allowed by the CPUC to record these costs in balancing accounts for future recovery, creating a corresponding change to revenue. Employee and retiree medical expenses are recovered up to 85% of the variance between adopted and recorded expenses. At September 30, 2020, there were 1,224 employees and at September 30, 2019, there were 1,194 employees.
Maintenance expense did not change in the third quarter of 2020 as compared to the third quarter of 2019.

Depreciation and amortization expense increased $2.4 million, or 10.9%, to $24.7 million in the third quarter of 2020, as compared to $22.3 million in the third quarter of 2019, due mostly to capital additions in 2019.

Income taxes increased $1.6 million, or 13.2%, to $13.8 million in the third quarter of 2020, as compared to $12.2 million in the third quarter of 2019. The increase was due to an increase in operating income in the third quarter of 2020, partially offset by amortization of the excess deferred taxes as a result of the TCJA in the proposed decision of the 2018 GRC.

Property and other taxes increased $0.6 million to $8.1 million in the third quarter of 2020, as compared to $7.5 million in the third quarter of 2019, mostly due to an increase in assessed property values.
Other Income and Expenses
Net other income increased $0.7 million in the third quarter of 2020, mostly due to a $1.2 million increase in unrealized gain on certain benefit plan investments and $0.8 million decrease in other components of net periodic benefit costs which was partially offset by a $0.9 million decrease in allowance for equity funds used during construction.
Interest Expense
Net interest expense increased $1.2 million, or 13.4%, to $10.5 million in the third quarter of 2020, as compared to $9.3 million in the third quarter of 2019. The increase was due primarily to increased average short term borrowing and decreased interest capitalized in the third quarter of 2020 as compared to the third quarter of 2019.
RESULTS OF THE NINE MONTHS ENDED SEPTEMBER 30, 2020 OPERATIONS
COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2019 OPERATIONS
Dollar amounts in thousands unless otherwise stated
Overview
Net Income
Net income for the nine months ended September 30, 2020 was $81.3 million or $1.66 income per diluted common share, compared to net income of $51.8 million or $1.08 earnings per diluted common share for the nine months ended September 30, 2019.
The $29.5 million increase in net income was due to our determination that the October 14, 2020 proposed decision in the 2018 GRC was sufficient evidence to record regulatory assets and associated revenues for interim rate recovery. In the third quarter of 2020, we recorded revenues of $37.6 million related to interim rate recovery regulatory assets and customer refunds for TCJA of $7.1 million. These increases were partially offset by increases in depreciation and amortization of $6.8 million, employee wages costs of $1.8 million, maintenance expense of $1.7 million, bad debt expenses of $1.6 million, and outside service costs of $1.1 million.
Additionally, certain factors outside the Company's immediate control decreased net income, including a $2.8 million decrease in unrealized gain on certain benefit plan investments, which was partially offset by a $2.2 million increase in accrued unbilled revenue.
Operating Revenue
Operating revenue increased $67.5 million, or 12.5%, to $605.2 million in the first nine months of 2020 as compared to the first nine months of 2019, with such change attributed to the following:

Net change due to rate changes, usage, and other (1)	$31,154
WRAM Revenue (2)	(52,362)
MCBA Revenue (3)	47,146
IRMA Revenue (4)	37,623
Other balancing account revenue (5)	1,077
Deferral of revenue (6)	2,838
Net operating revenue increase	$67,476
1.The net change due to rate changes, usage, and other in the above table was mainly driven by a $26.5 million increase in volumetric revenue due to a 6.0% increase in customer usage and rate increases, the components of which are set forth in the table below. In addition, there was a $2.2 million increase in accrued unbilled revenue.

General rate case	$470
Escalation rate increases	518
Purchased water and pump tax offsets	3,847
Rate base offsets	2,023
Total increase in rates	$6,858
2.WRAM revenue is the variance between adopted volumetric revenues and actual billed volumetric revenues for metered accounts. For the first nine months of 2020, we recognized $17.0 million of WRAM revenue as compared to $69.4 million for the first nine months of 2019. The WRAM revenue decrease in the first nine months of 2020 as compared to the first nine months of 2019 resulted from an increase in actual billed volumetric revenue relative to adopted volumetric revenues. Actual consumption was closer to adopted consumption in the first nine months of 2020 as compared to the first nine months of 2019.
3.MCBA revenue is the variance between adopted water production costs and actual water production costs. For the first nine months of 2020, we recognized $11.8 million of MCBA revenue as compared to a decrease to revenue of $35.4 million for the first nine months of 2019. The MCBA revenue increase in the first nine months of 2020 as compared to the first nine months of 2019 resulted from an increase in actual water production costs relative to adopted water production costs. The actual water production costs increased relative to adopted water production costs in the first nine months of 2020 as compared to the first nine months of 2019 due to a shift in water production mix from well water to purchased water in certain of our service territories. As required by the MCBA mechanism, the increase in actual water production costs relative to adopted water production costs in California also increased operating revenue for the same amount.
4.Due to the delay in the resolution of the 2018 GRC, the CPUC authorized Cal Water to track the effect of the delay on customer billings in an IRMA effective January 1, 2020. Variances between actual customer billings and those that would have been billed assuming the GRC had been effective January 1, 2020 are recorded as regulatory balancing account revenue. In October of 2020, Cal Water received a proposed decision on its 2018 GRC and was able to determine if the 2018 GRC had been resolved effective January 1, 2020, we would have billed customers an additional $37.6 million for the nine months ended September 30, 2020.
5.The other balancing account revenue consists of the pension, conservation and health care balancing account revenues. Pension and conservation balancing account revenues are the differences between actual expenses and adopted rate recovery. Health care balancing account revenue is 85% of the difference between actual health care expenses and adopted rate recovery. For the first nine months of 2020, we recognized net revenue of $5.2 million for these balancing accounts as compared to a net $4.1 million of revenue for the first nine months of 2019. The increase in revenue was mainly due to an increase in actual pension expenses relative to adopted in the first nine months of 2020 as compared to the first nine months of 2019, which was partially offset by an decrease in actual conservation and health care expenses relative to adopted in the first nine months of 2020 as compared to the first nine months of 2019.
6.The deferral of revenue consists of amounts that are expected to be collected from customers beyond 24 months following the end of the accounting period in which these revenues were recorded. The deferral decreased in the first nine months of 2020 as compared to the first nine months of 2019 due to a decrease in the balancing account revenue expected to be collected beyond 24 months.
Total Operating Expenses
Total operating expenses increased $34.9 million, or 7.6%, to $493.5 million in the first nine months of 2020, as compared to $458.6 million in the first nine months of 2019.
Water production costs consists of purchased water, purchased power, and pump taxes. It represents the largest component of total operating expenses, accounting for approximately 42.6% of total operating expenses in the first nine months of 2020, as compared to 41.6% of total operating expenses in the first nine months of 2019. Water production costs increased 10.3% in the first nine months of 2020 as compared to the same period last year mainly due to an increase in customer usage, changes in water production mix in certain of our service territories, and an increase in rates from our purchased water wholesalers.

Sources of water as a percent of total water production are listed in the following table:

	Nine Months Ended September 30
	2020	2019
Well production	45%	45%
Purchased	50%	50%
Surface	5%	5%
Total	100%	100%
The components of water production costs are shown in the table below:

	Nine Months Ended September 30
	2020	2019	Change
Purchased water	$175,485	$158,369	$17,116
Purchased power	25,887	23,734	2,153
Pump taxes	9,090	8,692	398
Total	$210,462	$190,795	$19,667
Administrative and general and other operations expenses increased $9.2 million, or 6.3%, to $155.4 million in the first nine months of 2020, as compared to $146.2 million in the first nine months of 2019. The increase was primarily due to a $5.7 million increase in employee pension retirement benefit costs, $2.4 million increase in costs associated with deferred WRAM revenue, $1.8 million increase in employee wage cost, $1.6 million increase in bad debt expense, $1.1 million in outside service cost, $0.6 million increase in software maintenance cost, $0.5 million increase in uninsured loss costs, $0.5 million increase in generator rent costs, which were partially offset by a $3.6 million decrease in water conservation program costs, $1.2 million decrease in employee healthcare costs, and $0.7 million decrease in travel costs. Changes in employee pension benefits and water conservation program costs for regulated California operations generally do not affect earnings, as the Company is allowed by the CPUC to record these costs in balancing accounts for future recovery, creating a corresponding change to revenue. Employee and retiree medical expenses are recovered up to 85% of the variance between adopted and recorded expenses.
Maintenance expense increased $1.7 million, or 8.9%, to $20.9 million in the first nine months of 2020, as compared to $19.2 million in the first nine months of 2019, mostly due to repairs for services, mains, reservoirs, and tanks.
Depreciation and amortization expense increased $6.7 million, or 10.1%, to $73.7 million in the first nine months of 2020, as compared to $67.0 million in the first nine months of 2019, mostly due to capital additions in 2019.
Income taxes decreased $3.0 million, or 22.4%, to an income tax expense of $10.5 million in the first nine months of 2020, as compared to income tax expense of $13.5 million in the first nine months of 2019. The decrease was mostly due to tax repair benefit and amortization of the excess deferred taxes as a result of the TCJA in the proposed decision of the 2018 GRC.
Property and other taxes increased $0.6 million to $22.5 million in the nine months of 2020, as compared to $21.9 million in the same period of 2019, mostly due to an increase in assessed property values.
Other Income and Expenses
Net other income decreased $3.0 million to $0.5 million in the first nine months of 2020, as compared to a net other income of $3.5 million in the first nine months of 2019, due primarily to a $2.8 million decrease from the unrealized gain from certain benefit plan investments due to market conditions and $0.8 million decrease in allowance for equity funds used during construction which was partially offset by a $0.5 million decrease in other components of net periodic benefit costs.
Interest Expense
Net interest expense increased $0.1 million, or 0.3%, to $30.8 million in the first nine months of 2020, as compared to $30.7 million in the first nine months of 2019. The increase was due to an increase in average short term borrowing which was offset by decreases in interest rates in the first nine months of 2020 as compared to the same period last year.

REGULATORY MATTERS
2020 California Regulatory Activity
2018 GRC Filing
On October 14, 2020, an ALJ with the CPUC issued a proposed decision for Cal Water's 2018 GRC filing. The proposed decision is subject to adoption by the CPUC no earlier than the CPUC’s November 19, 2020 meeting. If adopted as proposed, the decision would approve the settlement reached in October of 2019 by Cal Water and the CPUC’s Public Advocates Office, allow Cal Water to continue its decoupling balancing accounts through 2022, and allow Cal Water to retain its PCBA and HCBA. Under this proposed decision, Cal Water would be authorized to invest $828.0 million in its districts throughout California through 2021. This includes $148 million of water system infrastructure upgrades that would be recovered via the CPUC’s advice letter procedure once those projects are completed. The proposed decision also authorizes total revenue of up to $698.7 million for 2020.
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
WRAM/MCBA Filings
In March and April of 2020, Cal Water submitted advice letters to true up the revenue under-collections for the 2019 annual WRAMs/MCBAs of its regulated districts. A net under-collection of $27.1 million is being recovered from customers in the form of 12 and 18 month surcharges. Due to the COVID 19 pandemic, Cal Water elected to adjust the 2019 WRAM filing so that the new rates would only be implemented in districts where overall customer bills would not be increased. As a result, approximately $18.8 million of the $45.9 million of net WRAM/MCBA additions from 2019 were deferred to 2021. The new rates incorporate net WRAM/MCBA balances that were previously approved for recovery, and became effective in April of 2020.
Polyfluoroalkyl Substances Memorandum Account (PFAS MA)
Public water systems have been ordered by the State Water Resources Control Board to detect, monitor, and report perfluorooctanoic and perfluorooctanesulfonic acid in drinking water. Cal Water has begun sampling its wells for these contaminants, and anticipates incurring substantial costs in order to comply. In the first quarter of 2020, Cal Water submitted an advice letter to establish a PFAS MA that would give Cal Water the opportunity to track and recover incremental costs related to compliance with the order. In the third quarter of 2020, the CPUC approved by resolution a modified the PFAS MA effective March 4, 2020. The approved PFAS MA allows for cost recovery of certain incremental PFAS-related expense, but not capital costs, due to the current lack of a maximum contaminant level.
Low-Income Water Affordability Proceeding
On August 27, 2020, by a 4-1 vote, the CPUC approved a decision which applies to Cal Water, and other Class A water companies (Joint Parties). The decision precludes the Joint Parties from proposing full decoupling Water Revenue Adjustment Mechanisms in their next GRC filing. Cal Water expects it will be required to comply with the order in its 2021 GRC filing, with rates effective in 2023. Beginning in 2023, Cal Water expects it will experience more revenue volatility and that necessary changes to rate design to mitigate this volatility may dampen conservation price signals, potentially reducing customers’ incentives to pursue water efficiency measures. Cal Water will pursue legal and procedural appeal options to overturn this decision, which Cal Water believes will damage the state’s policy goals for water use efficiency based on an incomplete and insufficient analysis.

2019 California Financing Authorization
On November 5, 2020, the CPUC approved Cal Water’s request for an additional $700 million of authorization for debt and equity financing to fund its capital improvement program through 2025.
Regulatory Activity - Other States
Rainier View Water Company (Washington Water)
On March 27, 2020, the Washington Utilities and Transportation Commission (WUTC) approved Washington Water's application for the sale and transfer of assets of Rainier View Water Company. Washington Water took control of the water system on June 1, 2020.
Kalaeloa Water Company (Hawaii Water)
On September 25, 2020, the Hawaii Public Utilities Commission (HPUC) approved Hawaii Water's application for the purchase of the Membership Interests of Kalaeloa Water Company, LLC. The transaction remains subject to customary closing conditions.
Kapalua Water Company and Kapalua Waste Treatment (Hawaii Water)
On June 4, 2020, Hawaii Water filed an application with the HPUC for approval to acquire the assets of Kapalua Water Company, LTD. and Kapalua Waste Treatment Company, LTD in connection with the December 2019 asset purchase agreement with Maui Land and Pineapple Company.
Animas Valley Land and Water Co., LLC (New Mexico Water)
New Mexico Water signed a purchase agreement with Animas Valley Land and Water Co., LLC (AV Water) and court-appointed receiver C. Randel Lewis to acquire the Morning Star Water System assets of AV Water and provide regulated water utility service to its approximately 2,000 customer connections in northwest New Mexico. The purchase is subject to customary closing conditions, including approvals of the San Juan County Court and the New Mexico Public Regulation Commission, as well as successful completion of AV Water’s pending rate case. If approved, the transaction is expected to close in early 2021.
LIQUIDITY
Cash flow from Operations
Cash flow from operations for the first nine months of 2020 was $96.7 million compared to $128.3 million for the same period in 2019. Cash generated by operations varies during the year due to customer billings, and timing of collections and contributions to our benefit plans.
During the first nine months of 2020, we made contributions of $25.8 million to our employee pension plan compared to contributions of $12.5 million during the first nine months of 2019. During the first nine months of 2020, we made contributions of $5.7 million to the other postretirement benefit plans compared to contributions of $5.6 million during the first nine months of 2019. The full-year 2020 estimated cash contribution to the pension plans and other postretirement benefits plans are expected to be approximately $38.0 million and $7.5 million, respectively.
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
Investing Activities
During the first nine months of 2020 and 2019, we used $221.3 million and $194.9 million, respectively, of cash for Company-funded and developer-funded utility plant expenditures. Annual expenditures fluctuate each year due to the availability of construction resources and our ability to obtain construction permits in a timely manner. For 2020, we estimate utility plant expenditures to be between $260.0 million and $290.0 million. We also paid $37.6 million for the acquisition of Rainier View Water Company during the second quarter of 2020.

Financing Activities
Net cash provided by financing activities was $237.1 million during the first nine months of 2020 compared to $72.9 million of net cash provided by financing activities for the same period in 2019. For 2020, this includes $270.0 million of short-term borrowings on our unsecured revolving credit facilities, issuance of $57.3 million of Company common stock through our at-the-market equity program, and $1.3 million through our employee stock purchase plan.
During the first nine months of 2020 and 2019, we borrowed $270.0 million and $210.0 million, respectively, on our unsecured revolving credit facilities. The borrowings on our unsecured revolving credit facilities in 2020 were to provide substantial additional liquidity to manage our business in connection with economic uncertainty and financial market volatility caused by the COVID-19 pandemic. We made a repayment on our unsecured revolving credit facilities of $70.0 million and $120.0 million during the first nine months of 2020 and 2019, respectively.
The undercollected net WRAM and MCBA receivable balances were $72.7 million and $62.6 million as of September 30, 2020 and 2019, respectively. The undercollected balances were primarily financed by Cal Water using short-term and long-term financing arrangements to meet operational cash requirements. Interest on the undercollected balances, which represents the interest recoverable from customers, is limited to the then-current 90-day commercial paper rates which typically are significantly lower than Cal Water’s short and long-term financing rates.
Short-Term and Long-Term Financing
During the first nine months of 2020, we utilized cash generated from operations, borrowings on the unsecured revolving credit facilities, and cash received from the sale of Company common stock through our at-the-market equity program to fund operations and capital investments.
Bond principal and other long-term debt payments were $1.5 million and $401.6 million during the first nine months of 2020 and 2019, respectively.
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
As of September 30, 2020 and December 31, 2019, there were short-term borrowings of $375.1 million and $175.1 million, respectively, outstanding on the unsecured revolving credit facilities.
Given our ability to access our lines of credit on a daily basis, cash balances are managed to levels required for daily cash needs and excess cash is invested in short-term or cash equivalent instruments. Minimal operating levels of cash are maintained for Washington Water, New Mexico Water, and Hawaii Water.
Both short-term credit agreements contain affirmative and negative covenants and events of default customary for credit facilities of this type including, among other things, limitations and prohibitions relating to additional indebtedness, liens, mergers, and asset sales. Also, these unsecured credit agreements contain financial covenants governing the Company and its subsidiaries’ consolidated total capitalization ratio not to exceed 66.7% and an interest coverage ratio of three or more. As of September 30, 2020, we are in compliance with all of the covenant requirements and are eligible to use the full amount of the undrawn portion of our unsecured revolving credit facilities.
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

Dividends
During the first nine months of 2020, our quarterly common stock dividend payments were $0.6375 per share compared to $0.5925 per share during the first nine months of 2019. For the full year 2019, the payout ratio was 60.3% of net income. On a long-term basis, our goal is to achieve a dividend payout ratio of 60% of net income accomplished through future earnings growth.
At the October 28, 2020 meeting, the Company's Board of Directors declared the fourth quarter dividend of $0.2125 per share payable on November 20, 2020, to stockholders of record on November 9, 2020. This was our 303rd consecutive quarterly dividend.
2020 Financing Plan
We intend to fund our utility plant needs in future periods through a relatively balanced approach between long-term debt and equity. The Company and Cal Water have a syndicated unsecured revolving line of credit of $150.0 million and $400.0 million, respectively, for short-term borrowings. As of September 30, 2020, the Company’s and Cal Water’s availability on these unsecured revolving lines of credit was $44.9 million and $130.0 million, respectively. As the impact of the COVID-19 pandemic on the economy and our operations evolves, we will continue to assess our financing needs.
Book Value and Stockholders of Record
Book value per common share was $17.86 at September 30, 2020 compared to $16.07 at December 31, 2019. There were approximately 1,955 stockholders of record for our common stock as of August 10, 2020.
Utility Plant Expenditures
During the first nine months of 2020, utility plant expenditures totaled $221.3 million for Company-funded and developer-funded projects. For 2020, we estimate utility plant expenditures to be between $260.0 million and $290.0 million. We do not control third-party-funded utility plant expenditures and therefore are unable to estimate the amount of such projects for 2020.
As of September 30, 2020, construction work in progress was $211.7 million. Construction work in progress includes projects that are under construction but not yet complete and placed in service.
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
Historically, approximately half of our annual water supply is pumped from wells. State groundwater management agencies operate differently in each state. Some of our wells extract ground water from water basins under state ordinances. These are adjudicated groundwater basins, in which a court has settled the dispute between landowners or other parties over how much annual groundwater can be extracted by each party. All of our adjudicated groundwater basins are located in the State of California. Our annual groundwater extraction from adjudicated groundwater basins approximates 6.4 billion gallons or 13.5% of our total annual water supply pumped from wells. Historically, we have extracted less than 100% of our annual adjudicated groundwater rights and have the right to carry forward up to 20% of the unused amount to the next annual period. All of our remaining wells extract ground water from managed or unmanaged water basins. There are no set limits for the ground water extracted from these water basins. Our annual groundwater extraction from managed groundwater basins approximates 28.1 billion gallons or 59.2% of our total annual water supply pumped from wells. Our annual groundwater extraction from unmanaged groundwater basins approximates 12.9 billion gallons or 27.3% of our total annual water supply pumped from wells. Most of the managed groundwater basins we extract water from have groundwater recharge facilities. We are required to pay well pump taxes to financially support these groundwater recharge facilities. Well pump taxes were $3.0 million and $3.5 million for the three months ended September 30, 2020 and 2019, respectively. For the nine months ended September 30, 2020 and 2019, well pump taxes were $9.1 million and $8.7 million, respectively. In 2014, the State of California enacted the Sustainable Groundwater Management Act of 2014. The law and its implementing regulations require most basins to select a sustainability agency by 2017, develop a sustainability plan by 2022, and show progress toward sustainability by 2027. We expect that after the act's provisions are fully implemented, substantially all the Company's California groundwater will be produced from sustainably managed and adjudicated basins.

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
On May 31, 2018, California's Governor Brown signed two bills (Assembly Bill 1668 and Senate Bill 606) into law that will establish long-term standards for water use efficiency. The bills revise and expand the existing urban water management plan requirements to include five year drought risk assessments, water shortage contingency plans, and annual water supply/demand assessments. By June 30, 2022, the California State Water Resources Control Board, in conjunction with the California Department of Water Resources, will establish long-term water use standards for indoor residential use, outdoor residential use, water losses and other uses. Cal Water will also be required to calculate and report on urban water use target by November 1, 2023 and each November 1 thereafter that compares actual urban water use to the target. Management believes that Cal Water is well-positioned to comply with all known regulations applicable to Cal Water.
CONTRACTUAL OBLIGATIONS
During the nine months ended September 30, 2020, there were no material changes in contractual obligations outside the normal course of business.

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
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2020. Based on that evaluation, we concluded that our disclosure controls and procedures were effective at the reasonable assurance level.
(b) Changes to Internal Control over Financial Reporting
There was no change in our internal controls over financial reporting that occurred during the quarter ended September 30, 2020, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.
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
Item 1A.
RISK FACTORS
There have been no material changes to the Company’s risk factors set forth in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year-ended December 31, 2019 filed with the SEC on February 27, 2020, except for the additional risk factor set forth in Part II, Item 1A of the Company’s Quarterly Report on Form 10-Q for the quarter-ended March 31, 2020 filed with the SEC and for the additional risk factor set forth below.
The Adopted Decision for Cal Water's 2018 GRC May be Materially Different than What was Issued on October 14, 2020
We are unable to guarantee that the proposed decision for Cal Water's 2018 GRC that was issued on October 14, 2020, will be adopted as issued without material variation. Both Cal Water and the CPUC's Public Advocates Office have an opportunity to provide their feedback on the proposed decision. As of November 6, 2020, the proposed decision is subject to adoption by the CPUC no earlier than the CPUC’s meeting on November 19, 2020. Although historically proposed decisions affecting Cal

Water have not materially varied between the proposed decision and the adopted decision, there can be no guarantee that there will not be changes made to the proposed decision. The Company believes that is it probable that the proposed decision will be adopted as issued without any material variation. As of September 30, 2020, the Company has applied accounting standards for recognized subsequent events and recorded regulatory assets and associated revenues for the regulatory mechanisms approved in the proposed decision. In the unlikely event that the CPUC does not approve the proposed decision as issued, the Company will need to adjust regulatory asset balances and revenues in the fourth quarter of 2020. Any such adjustment could result in a material decrease to our operating revenue and net operating income for full-year 2020.
Item 6.
EXHIBITS

Exhibit	Description
3.3	Amended and Restated Bylaws of California Water Service Group, as amended on September 30, 2020 (Exhibit 3.1 to the Current Report on Form 8-K filed October 5, 2020)

4.0	The Company agrees to furnish upon request to the Securities and Exchange Commission a copy of each instrument defining the rights of holders of long-term debt of the Company

31.1	Chief Executive Officer certification of financial statements pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer certification of financial statements pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

32	Chief Executive Officer and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from this Quarterly Report on Form 10-Q formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to the Condensed Consolidated Financial Statements.

104	The cover page from this Quarterly Report on Form 10-Q formatted in iXBRL (included as exhibit 101)

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CALIFORNIA WATER SERVICE GROUP
Registrant

November 6, 2020	By:	/s/ Thomas F. Smegal III
Thomas F. Smegal III
Vice President,
Chief Financial Officer and Treasurer