Form 10-K
period 2020-12-31
CALIFORNIA WATER SERVICE GROUP
filed 2021-02-25
CIK 1035201

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☐
The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant was $2,356 million on June 30, 2020, the last business day of the registrant's most recently completed second fiscal quarter. The valuation is based on the closing price of the registrant's common stock as traded on the New York Stock Exchange.
The Common stock outstanding at February 8, 2021 was 50,348,013 shares.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information required to be disclosed in Part III of this report is incorporated by reference from the registrant’s definitive Proxy Statement for its Annual Meeting of Stockholders to be held on or about May 26, 2021. The proxy statement is expected to be filed no later than 120 days after the end of the fiscal year covered by this report.

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
•our ability to complete, successfully integrate, and achieve anticipated benefits from announced acquisitions;
•the impact of weather, climate, natural disasters, and actual or threatened public health emergencies, including disease outbreaks, on our operations, water quality, water availability, water sales and operating results and the adequacy of our emergency preparedness;

•restrictive covenants in or changes to the credit ratings on our current or future debt that could increase our financing costs or affect our ability to borrow, make payments on debt or pay dividends; and
•the risks set forth in "Risk Factors" included elsewhere in this annual report.
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
Overview
California Water Service Group is a holding company with six operating subsidiaries: California Water Service Company (Cal Water), New Mexico Water Service Company (New Mexico Water), Washington Water Service Company (Washington Water), Hawaii Water Service Company, Inc. (Hawaii Water), and CWS Utility Services and HWS Utility Services LLC (CWS Utility Services and HWS Utility Services LLC being referred to collectively in this annual report as Utility Services). Cal Water, New Mexico Water, Washington Water, and Hawaii Water are regulated public utilities. The regulated utility entities also provide some non-regulated services. Utility Services holds non-utility property and provides non-regulated services to private companies and municipalities outside of California. Cal Water was the original operating company and began operations in 1926.
Our business is conducted through our operating subsidiaries and we provide utility services to approximately two million people. The bulk of the business consists of the production, purchase, storage, treatment, testing, distribution and sale of water for domestic, industrial, public and irrigation uses, and for fire protection. In some areas, we provide wastewater collection and treatment services, including treatment which allows water recycling. We also provide non-regulated water-related services under agreements with municipalities and other private companies. The non-regulated services include full water system operation, billing and meter reading services. Non-regulated operations also include the lease of communication antenna sites, lab services and promotion of other non-regulated services.
During the year ended December 31, 2020, there were no significant changes in the kind of products produced or services rendered by our operating subsidiaries, or in the markets or methods of distribution.
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
Regulated Business
California water operations are conducted by Cal Water, which provides service to approximately 492,600 customer connections in approximately 100 California communities through 21 separate districts, which are subject to regulation by the California Public Utilities Commission (CPUC). California water operations accounted for approximately 90.7% of our total customer connections and 93.8% of our total consolidated operating revenue.
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

In October of 2011, an agreement was negotiated with the City of Hawthorne to lease and operate its water system. The system, which is located near the Hermosa Redondo district, serves about half of Hawthorne's population. The capital lease agreement required an up-front $8.1 million lease deposit to the city that is being amortized over the lease term. Additionally, annual lease payments will be adjusted based on changes in rates charged to customers. Under the lease, we are responsible for all aspects of system operation and capital improvements, although title to the system and system improvements reside with the city. Capital improvements are recorded as depreciable plant and equipment and depreciated per the asset lives set forth in the agreement. In exchange, we receive all revenue from the water system, which was $10.5 million, $9.5 million and $10.1 million in 2020, 2019, and 2018, respectively. At the end of the lease, the city is required to reimburse us for the unamortized value of capital improvements made during the term of the lease. The City of Hawthorne capital lease is a 15-year lease and expires in 2026.
In April of 2018, a renewal agreement was negotiated with the City of Commerce for us to continue to lease and to operate its water system for 15 years. Under the agreement, the operating lease requires us to pay $0.8 million per year in monthly installments. We have operated the City of Commerce water system since 1985 and are responsible for all operations, maintenance, water quality assurance, customer service programs, and financing capital improvements to provide a reliable supply of water that meets federal and state standards to customers served by the City of Commerce system. The City of Commerce will retain title to the system and system improvements and remain responsible for setting its customers’ water rates. We bear the risks of operation and collection of amounts billed to customers. In exchange, we receive all revenue from the water system, which was $2.9 million, $2.9 million, and $3.0 million in 2020, 2019, and 2018, respectively. The agreement allows us to request a rate change annually in order to recover costs.
Hawaii Water provides service to approximately 5,300 water and wastewater customer connections on the islands of Maui, Oahu, and Hawaii, including several large resorts and condominium complexes. Hawaii Water's regulated customer connections are subject to the jurisdiction of the Hawaii Public Utilities Commission (HPUC). Hawaii Water accounts for 1.0% of our total customer connections and approximately 3.3% of our total consolidated operating revenue.
Washington Water provides domestic water service to approximately 36,600 customer connections in the Tacoma, Olympia, Graham, Spanaway, Puyallup, and Gig Harbor areas. Washington Water's utility operations are regulated by the Washington Utilities and Transportation Commission. Washington Water accounts for approximately 6.7% of our total customer connections and approximately 2.3% of our total consolidated operating revenue.
New Mexico Water provides service to approximately 8,500 water and wastewater customer connections in the Belen, Los Lunas, Indian Hills, and Elephant Butte areas in New Mexico. New Mexico's regulated operations are subject to the jurisdiction of the New Mexico Public Regulation Commission. New Mexico Water accounts for approximately 1.6% of our total customer connections and 0.6% of our total consolidated operating revenue.
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
Non-Regulated Activities
Fees for non-regulated activities are based on contracts negotiated between the parties. Under our non-regulated contract arrangements, we operate municipally owned water systems and privately owned water and recycled water distribution systems, but are not responsible for all operating costs. Non-regulated revenue received from non-leased water system operations is generally determined on a fee-per-customer basis.
Non-regulated revenue and expenses consist primarily of the operation of water systems that are owned by other entities under lease agreements, leasing of communication antenna sites on our properties, billing of optional third-party insurance programs to our residential customers, and unrealized gains or losses on benefit plan investments.

Effective June 30, 2011, the CPUC adopted new rules related to the provision of non-regulated services using utility assets and employees. As a result, nearly all California non-regulated activities are now considered NTPS. The prescribed accounting for these NTPS is incremental cost allocation plus revenue sharing with regulated customers. Non-regulated services determined to be "active activities" require a 10% revenue sharing, and "passive activities" require a 30% revenue sharing. The amount of non-regulated revenues subject to revenue sharing is the total billed revenues less any authorized pass-through costs. Some examples of CPUC authorized pass-through costs are purchased water, purchased power, and pump taxes. All of our non-regulated services, except for leasing communication antenna sites on our properties, are "active activities" subject to a 10% revenue sharing. Leasing communication antenna sites on our properties are "passive activities" subject to a 30% revenue sharing. Cal Water's annual revenue sharing with regulated customers was $2.5 million, $2.7 million, and $2.6 million in 2020, 2019, and 2018, respectively.
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

(rounded to the nearest hundred)	2020	2019
SAN FRANCISCO BAY AREA/NORTH COAST
Bay Area Region (serving South San Francisco, Colma, Broadmoor, San Mateo, San Carlos, Lucerne, Duncans Mills, Guerneville, Dillon Beach, Noel Heights and portions of Santa Rosa)	56,000	55,900
Bear Gulch (serving portions of Menlo Park, Atherton, Woodside and Portola Valley)	19,000	18,900
Los Altos (including portions of Cupertino, Los Altos Hills, Mountain View and Sunnyvale)	19,000	19,000
Livermore	18,900	18,900
	112,900	112,700
SACRAMENTO VALLEY
Chico (including Hamilton City)	30,800	30,500
Oroville	3,700	3,600
Marysville	3,800	3,800
Dixon	3,100	3,000
Willows	2,400	2,400
	43,800	43,300
SALINAS VALLEY
Salinas Valley Region (including Salinas and King City)	31,600	31,500
	31,600	31,500
SAN JOAQUIN VALLEY
Bakersfield	73,500	72,700
Stockton	44,800	44,400
Visalia	46,700	46,000
Selma	6,500	6,500
Kern River Valley	4,000	4,000

(rounded to the nearest hundred)	2020	2019
	175,500	173,600
LOS ANGELES AREA
East Los Angeles	26,900	26,800
Hermosa Redondo (serving Hermosa Beach, Redondo Beach and a portion of Torrance)	27,100	27,100
Dominguez (Carson and portions of Compton, Harbor City, Long Beach, Los Angeles and Torrance)	34,300	34,200
Los Angeles County Region (including Palos Verdes Estates, Rancho Palos Verdes, Rolling Hills Estates, Rolling Hills, Fremont Valley, Lake Hughes, Lancaster and Leona Valley)	25,700	25,700
Westlake (a portion of Thousand Oaks)	7,100	7,100
Hawthorne and Commerce (leased municipal systems)	7,700	7,600
	128,800	128,500
CALIFORNIA TOTAL	492,600	489,600
HAWAII	5,300	5,000
NEW MEXICO	8,500	8,300
WASHINGTON	36,600	17,700
COMPANY TOTAL	543,000	520,600
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
The CPUC follows a rate case plan which requires Cal Water to file a GRC for each of its regulated operating districts every three years. In a GRC proceeding the CPUC not only considers the utility's rate setting requests, but may also consider other issues that affect the utility's rates and operations. The CPUC is generally required to issue its GRC decision prior to the first day of the test year or authorize interim rates. In accordance with the rate case plan, Cal Water will file its next GRC application in July of 2021.
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

In pursuit of the State of California's water conservation goals, the CPUC decoupled Cal Water's revenue requirement from customer consumption levels in 2008 by authorizing a Water Revenue Adjustment Mechanism (WRAM) and Modified Cost Balancing Account (MCBA) for each district. The WRAM and MCBA ensure that Cal Water recovers revenues authorized by the CPUC regardless of customer consumption. This has removed the historical disincentive against promoting lower water usage among customers. Through an annual advice letter filing, Cal Water recovers any under-collected metered revenue amounts authorized, or refunds over-collected quantity revenues, via surcharges and surcredits. The advice letters are filed between February and April of each year and address the net WRAM and MCBA balances recorded for the previous calendar year. The majority of WRAM and MCBA balances are collected or refunded through surcharges/surcredits over 12 and 18 months. The WRAM and MCBA amounts are cumulative, so if they are not amortized in a given calendar year, the balance is carried forward and included with the following year balance. Cal Water has a Sales Reconciliation Mechanism (SRM) in place for 2021 and 2022 (the second and third years of its 2018 GRC), that allows the company to adjust its adopted sales forecast if actual sales vary from adopted sales by more than 5.0% in the prior year. The SRM moderates the growth of the net WRAM and MCBA balances until the next GRC.
Regulatory Activity - California
2018 GRC Filing
On July 2, 2018, Cal Water filed a GRC requesting new water infrastructure investments of $828.5 million in accordance with the rate case plan for all of its regulated operating districts for the years 2019, 2020, and 2021. The CPUC evaluated the new water infrastructure improvement investments along with operating budgets to establish water rates that reflect the actual cost of service. The required filing began an approximately 18-month review process, with any changes in customer rates scheduled to become effective on January 1, 2020.
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
On October 14, 2020, an ALJ with the CPUC issued a proposed decision for Cal Water's 2018 GRC filing, which was approved by the CPUC on December 4, 2020. The CPUC decision approved the settlement reached in October of 2019 by Cal Water and the CPUC’s Public Advocates Office, allowed Cal Water to continue its decoupling balancing accounts through 2022, and allowed Cal Water to retain its Pension Cost Balancing Account (PCBA) and Health Cost Balancing Account (HCBA). Cal Water is authorized to invest $828 million in its districts through 2021 in order to continue providing safe, reliable water service to its customers throughout California. This includes $148 million of water system infrastructure upgrades that would be recovered via the CPUC’s advice letter procedure after those projects are completed. The decision also authorized total revenue of up to $696.5 million for 2020. The new rates were implemented on February 1, 2021.
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

Interim Rates Memorandum Account (IRMA)
As a result of the delay in the approval of the 2018 GRC, Cal Water requested an IRMA that was approved by the CPUC on November 7, 2019 to record the difference between rates that were billed starting January 1, 2020 (considered to be interim rates), and the rates approved in the GRC (final rates). The 2018 GRC was approved in December of 2020 and final rates for the 2018 GRC were not implemented in 2020; as a result, Cal Water calculated and recorded a regulatory asset of $53.2 million and a corresponding increase to revenue for the difference between final rates and interim rates for all of 2020. Cal Water also recorded a regulatory liability of $1.6 million and a corresponding decrease to regulatory assets for Low-Income Rate Assistance (LIRA) and Rate Support Fund (RSF) program credits that would have been given to customers had the rate case been approved on time.
2020 Cost of Capital Application
By order of the CPUC in its rate case plan for water utilities, Cal Water and three other large water companies were required to request a review of their cost of capital for 2021 through 2023 by May 1, 2020. On January 22, 2020, Cal Water and the three other scheduled companies requested that the CPUC allow a one-year extension to file their Cost of Capital applications by May 1, 2021, rather than May 1, 2020. As part of the request, the companies proposed that there be no changes to their respective costs of capital during the one-year extension. This condition mirrored the condition included in the CPUC’s previous approvals of the water companies’ requests for cost of capital extensions. The companies indicated that postponing the filing one year will alleviate administrative processing costs and provide relief for both CPUC and company resources already strained by numerous CPUC proceedings. On March 11, 2020, the CPUC granted Cal Water and three other large water companies an extension to May 1, 2021 to file their cost of capital application. Cal Water plans to file the cost of capital application by May 1, 2021.
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
In December of 2020, Cal Water submitted an advice letter to refund net credits of $15.4 million that resulted from the re-measurement of deferred income taxes (both plant and non-plant components) as mandated by the TCJA. They represent revenue changes tracked in the TAMA for January 1, 2018 through December 31, 2019, after which Cal Water’s new base rates reflect the changes from TCJA. In the advice letter, Cal Water requested the 12 month refund to become effective on April 15, 2021.
Escalation Increase Requests
As a part of the decision on the 2018 GRC, Cal Water was authorized to request annual escalation rate increases for 2021 for those districts that passed the earnings test. In December of 2020, Cal Water requested escalation rate increases for 2021 in 13 of its regulated districts. The annual adopted gross revenue associated with the December 2020 filing was $8.2 million. The new rates were implemented on February 1, 2021.

Expense Offset Requests
Expense offsets are dollar-for-dollar increases in revenue to match increased expenses, and therefore do not affect net operating income. In December of 2019, Cal Water submitted advice letters to request offsets for increases in purchased water costs in six of its regulated districts totaling $2.5 million. The new rates became effective on February 1, 2020.
In December of 2020, Cal Water submitted an advice letter to request offsets for increases in purchased water costs and pump taxes in seven of its regulated districts totaling $5.5 million. The new rates became effective on February 1, 2021.
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
In July of 2020, Cal Water submitted an advice letter to recover $9.0 million of annual revenue increase for a rate base offset in one of its regulated districts. The new rates were implemented on February 1, 2021.
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
Polyfluoroalkyl Substances Memorandum Account (PFAS MA)
Public water systems have been ordered by the State Water Resources Control Board to detect, monitor, and report perfluorooctanoic and perfluorooctanesulfonic acid in drinking water. Cal Water has begun sampling its wells for these contaminants, and anticipates incurring substantial costs in order to comply. In the first quarter of 2020, Cal Water submitted an advice letter to establish a PFAS MA that would give Cal Water the opportunity to track and recover incremental costs related to compliance with the order. In the third quarter of 2020, the CPUC approved by resolution a modified PFAS MA effective March 4, 2020. The approved PFAS MA allows for cost recovery of certain incremental PFAS-related expense, but not capital costs, due to the current lack of a maximum contaminant level.
2019 California Financing Authorization
On November 5, 2020, the CPUC approved Cal Water’s request for an additional $700 million of authorization for debt and equity financing to fund its capital improvement program. The authorization is expected to allow enough financing to fund these improvements through 2025.
Palos Verdes Peninsula Water Reliability Project (Project)
In 2002, Cal Water commissioned a Water System Master Plan (Master Plan) for the Palos Verdes water system. The Master Plan identified the high-priority need to augment the existing potable water system with new transmission mains and a new pump station to improve the capacity and reliability of the water system. This resulted in the development of a capital project known as the Project. Before the Project, a single pipeline that is over 60 years old delivered potable water to approximately 90 percent of the Peninsula, and a second pipeline of the same age delivered water to the remaining 10 percent. Both of these pipelines were approaching the end of their useful lives.
The CPUC authorized Cal Water to recover revenue associated with costs up to a cap of $96.1 million after the Project is in service, subject to the CPUC’s reasonableness review. In 2020, the Project was completed and an Advice Letter 2387 asking for authority to increase rates reflecting the Project costs up to the cap, with an effective date of August 27, 2020 was filed. The advice letter was approved on January 29, 2021. New rates were implemented on February 1, 2021, with the revenue requirement being effective as of August 27, 2020.
Due to the complexity of the project, Cal Water estimates total project costs significantly exceeded the advice letter cap of $96.1 million. Cal Water is in the process of reviewing and validating the final project costs. Once final costs are validated, Cal Water is expecting to recover the exceedance in Cal Water's next GRC.

City of Hawthorne GRC filing
Cal Water operates the City of Hawthorne’s water system under a lease agreement that was originally entered into on August 9, 2011. As part of the agreement, Cal Water can request rate increases but requires city council approval for any rate request to take effect. Cal Water requested rate increases of 11.7% in 2020, 11.6% in 2021, and 11.6% in 2022. On August 27, 2019, the rate increases were approved via resolution 8123. The first rate increase became effective on January 1, 2020 and the second rate increase became effective on January 1, 2021.
Regulatory Activity - Other States
Rainier View Water Company (Washington Water)
On March 27, 2020, the Washington Utilities and Transportation Commission (WUTC) approved Washington Water's application for the sale and transfer of assets of Rainier View Water Company. Washington Water took control of the water system on June 1, 2020.
Keauhou Community Services, Inc (Hawaii Water)
In December of 2020, Hawaii Water entered into an agreement with Keauhou Community Services, Inc (KCSI) to acquire its wastewater system assets and provide wastewater utility service to its customers in Keauhou on the island of Hawaii. The purchase is subject to due diligence and approval by the Hawaii Public Utilities Commission (HPUC).
KCSI serves more than 1,500 residential, hotel, and commercial customers, along with the Keauhou Bay Facility and Kahaluu Beach Park, and provides effluent to Kona Country Club, Inc. for golf course irrigation. Hawaii Water has already been operating the Keauhou system since 2018 through an operation and maintenance contract.
Kalaeloa Water Company (Hawaii Water)
On September 25, 2020, the HPUC approved Hawaii Water's application for the purchase of the Membership Interests of Kalaeloa Water Company, LLC. Hawaii Water took control of the water system on November 2, 2020.
Kapalua Water Company and Kapalua Waste Treatment (Hawaii Water)
On June 4, 2020, Hawaii Water filed an application with the HPUC for approval to acquire the assets of Kapalua Water Company, LTD. and Kapalua Waste Treatment Company, LTD in connection with the December 2019 asset purchase agreement with Maui Land and Pineapple Company. The application is pending a final decision by the HPUC.
COVID-19 Deferred Accounting Treatment of COVID-related costs (Hawaii Water)
Decision and Order No. 37291, issued on August 31, 2020 in Docket No. 2020-0091, authorized the Hawaii Water Companies’ request to utilize deferred accounting treatment to accrue and record expenses associated with the COVID-19 Pandemic, incurred from March 4, 2020, through December 31, 2020, subject to certain conditions. Decision and Order No. 37510, issued on December 24, 2020 in Docket No. 2020-0091, authorized Hawaii Water Companies' request to utilize deferred accounting treatment to accrue and record lost gross margins associated with the COVID-19 Pandemic, incurred from March 4, 2020, though December 31, 2020 for their Ka'anapali Division, subject to certain conditions.
Animas Valley Land and Water Co., LLC (New Mexico Water)
In October of 2020, New Mexico Water signed a purchase agreement with Animas Valley Land and Water Co., LLC (AV Water) and court-appointed receiver C. Randel Lewis to acquire the Morning Star Water System assets of AV Water and provide regulated water utility service to its approximately 2,000 customer connections in northwest New Mexico. The purchase is subject to customary closing conditions, including approvals of the San Juan County Court and the New Mexico Public Regulation Commission, as well as successful completion of AV Water’s pending rate case. If approved, the transaction is expected to close in early 2021.

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
Historically, approximately half of our annual water supply is pumped from wells. State groundwater management agencies operate differently in each state. Some of our wells extract ground water from water basins under state ordinances. These are adjudicated groundwater basins, in which a court has settled the dispute between landowners or other parties over how much annual groundwater can be extracted by each party. All of our adjudicated groundwater basins are located in the State of California. Our annual groundwater extraction from adjudicated groundwater basins approximates 5.8 billion gallons or 12.3% of our total annual water supply pumped from wells. Historically, we have extracted less than 100% of our annual adjudicated groundwater rights and have the right to carry forward up to 20% of the unused amount to the next annual period. All of our remaining wells extract ground water from managed or unmanaged water basins. There are no set limits for the ground water extracted from these water basins. Our annual groundwater extraction from managed groundwater basins approximates 27.5 billion gallons or 58.0% of our total annual water supply pumped from wells. Our annual groundwater extraction from unmanaged groundwater basins approximates 14.1 billion gallons or 29.7% of our total annual water supply pumped from wells. Most of the managed groundwater basins we extract water from have groundwater recharge facilities. We are required to pay well pump taxes to financially support these groundwater recharge facilities. Our well pump taxes for 2020, 2019, and 2018 were $12.6 million, $11.5 million, and $14.7 million, respectively. In 2014, the State of California enacted the Sustainable Groundwater Management Act of 2014. The law and its implementing regulations require most basins to select a sustainability agency by 2017, develop a sustainability plan by 2022, and show progress toward sustainability by 2027. We expect that after the act's provisions are fully implemented, substantially all the Company's California groundwater will be produced from sustainably managed and adjudicated basins.
California's normal weather pattern yields little precipitation between mid-spring and mid-fall. The Washington Water service areas receive precipitation in all seasons, with the heaviest amounts during the winter. New Mexico Water's rainfall is heaviest in the summer monsoon season. Hawaii Water receives precipitation throughout the year, with the largest amounts in the winter months. Water usage in all service areas is highest during the warm and dry summers and declines in the cool winter months. Rain and snow during the winter months in California replenish underground water aquifers and fill reservoirs, providing the water supply for subsequent delivery to customers. As of December 30, 2020, the State of California snowpack water content during the 2020-2021 water year is 54% of long-term averages (per the California Department of Water Resources, Northern Sierra Precipitation Accumulation report). The northern Sierra region is the most important for the state’s urban water supplies. The central and southern portions of the Sierras have recorded 59% and 35%, respectively, of long-term averages. Management believes that, notwithstanding lower-than-average snowpack water content, supply pumped from underground aquifers and purchased from wholesale suppliers will be adequate to meet customer demand during 2021 and beyond. Long-term water supply plans are developed for each of our districts to help assure an adequate water supply under various operating and supply conditions. Some districts have unique challenges in meeting water quality standards, but management believes that supplies will meet current standards using currently available treatment processes.
On May 31, 2018, California's Governor signed two bills (Assembly Bill 1668 and Senate Bill 606) into law that will establish long-term standards for water use efficiency. The bills revise and expand the existing urban water management plan requirements to include five year drought risk assessments, water shortage contingency plans, and annual water supply/demand assessments. By June 30, 2022, the California State Water Resources Control Board, in conjunction with the California Department of Water Resources, is expected to establish long-term water use standards for indoor residential use, outdoor residential use, water losses and other uses. Cal Water will also be required to calculate and report on urban water use target by November 1, 2023 and each November 1 thereafter that compares actual urban water use to the target. Management believes that Cal Water is well-positioned to comply with all regulations required of utilities.

The following table shows the estimated quantity of water purchased and the percentage of purchased water to total water production in each California operating district that purchased water in 2020. Other than noted below, all other districts receive 100% of their water supply from wells.

District	Water Purchased (MG)	Percentage of Total Water Production	Source of Purchased Supply
SAN FRANCISCO BAY AREA/NORTH COAST
Bay Area Region*	7,012	100%	San Francisco Public Utilities Commission and Yolo County Flood Control & Water Conservation District
Bear Gulch	4,270	100%	San Francisco Public Utilities Commission
Los Altos	3,443	79%	Santa Clara Valley Water District
Livermore	2,721	87%	Alameda County Flood Control and Water Conservation District, Zone 7
SACRAMENTO VALLEY
Oroville	895	100%	Pacific Gas and Electric Co. and County of Butte
SAN JOAQUIN VALLEY
Bakersfield	11,056	54%	Kern County Water Agency and City of Bakersfield
Stockton	7,402	94%	Stockton East Water District
LOS ANGELES AREA
East Los Angeles	1,291	28%	Central Basin Municipal Water District
Dominguez	9,184	87%	West Basin Municipal Water District and City of Torrance
City of Commerce	443	66%	Central Basin Municipal Water District
City of Hawthorne	1,125	88%	West Basin Municipal Water District
Hermosa Redondo	3,469	96%	West Basin Municipal Water District
Los Angeles County Region**	5,942	97%	West Basin Municipal Water District and Antelope Valley-East Kern Water Agency
Westlake	2,449	100%	Calleguas Municipal Water District and Triunfo Water and Sanitation District
Kern River Valley	59	23%	City of Bakersfield
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
The Chico, Marysville, Dixon, and Willows districts in the Sacramento Valley, the Salinas Valley Region district in the Salinas Valley, the Selma and Visalia districts in the San Joaquin Valley, and the TAFB in Solano County obtain their entire supply from wells.
Purchases for the Los Altos, Livermore, Oroville, Redwood Valley, Stockton, and Bakersfield districts are pursuant to long-term contracts expiring on various dates after 2020. The water supplies purchased for the Dominguez, East Los Angeles, Hermosa Redondo, Palos Verdes, and Westlake districts as well as the Hawthorne and Commerce systems are provided by public agencies pursuant to a statutory obligation of continued non-preferential service to purveyors within the agencies' boundaries. Purchases for the Bayshore and Bear Gulch districts are in accordance with long-term contracts with the San Francisco Public Utilities Commission (SFPUC) until June 30, 2034.

Management anticipates water supply contracts will be renewed as they expire though the price of wholesale water purchases is anticipated to increase in the future.
Shown below are wholesaler price rates and increases that became effective in 2020 and estimated wholesaler price rates and percent changes for 2021. In 2020, several districts experienced purchased water rate increases, resulting in the filing of several purchased water offsets.

		2020			2021
	Effective Month		Percent Change	Effective Month		Percent Change
District		Unit Cost			Unit Cost
Antelope	January	$648.00 /af	7.6%	January	$665.00 /af	2.6%
Bakersfield(1)	July	$179.00 /af	3.5%	July	$179.00 /af	—
Bear Gulch	July	$4.10 /ccf	—	July	$4.10 /ccf	—
Commerce(2)	January	$1,268.00 /af	2.3%	January	$1,302.00 /af	2.7%
Dominguez(2)	January	$1,405.00 /af	1.4%	January	$1,441.00 /af	2.6%
East Los Angeles(2)	January	$1,268.00 /af	2.3%	January	$1,302.00 /af	2.7%
Hawthorne(2)	January	$1,405.00 /af	1.4%	January	$1,441.00 /af	2.6%
Hermosa Redondo(2)	January	$1,405.00 /af	1.4%	January	$1,441.00 /af	2.6%
Livermore	January	$2.10 /ccf	4.5%	January	$2.10 /ccf	—
Los Altos	January	$1,474.00 /af	—	July	$1,474.00 /af	—
Oroville(2)	April	$185,079.44 /yr	1.9%	April	$185,079.44 /yr	—
Palos Verdes(2)	January	$1,385.00 /af	1.4%	January	$1,441.00 /af	2.6%
Mid-Peninsula	July	$4.10 /ccf	—	July	$4.10 /ccf	—
Redwood Valley	April	$69.24 /af	5.0	April	$69.24 /af	—
South San Francisco	July	$4.10 /ccf	—	July	$4.10 /ccf	—
Stockton	April	$1,452,239.35 /mo	37.0%	April	$1,452,239.35 /mo	—
Westlake	January	$1,423.00 /af	3.4%	January	$1,507.00 /af	2.4%
_______________________________________________________________________________
af = acre foot;
ccf = hundred cubic feet;
yr = fixed annual cost;
mo = fixed monthly cost
(1)untreated water
(2)wholesaler price changes occur every six months
We work with all local suppliers and agencies responsible for water supply to enable adequate, long-term supply for each system.
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
During 2020 and 2019, we leased additional emergency generators to respond to potential PSPSs, a new electric utility operating paradigm approved by the CPUC.
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
On October 23, 2018, America’s Water Infrastructure Act (AWIA) became law. We must now conduct additional risk and resilience assessments and develop emergency response plans for each of our water systems. These assessments and plans include natural hazards as well as malevolent acts. The first such assessments were filed in 2020. They will be reviewed and resubmitted every five years.
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
Government Regulations
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
Human Capital Resources
We believe our employees are our most important resources and are critical to our continued success. We focus significant attention on attracting and retaining talented and experienced individuals to manage and support our operations. We offer our employees a broad range of company-paid benefits, and we believe our compensation package and benefits are competitive with others in our industry. Additional information about our employee benefit plans is included in Note 12.
We are committed to hiring, developing and supporting a diverse and inclusive workplace. Our employees are expected to exhibit and promote honest, ethical, and respectful conduct in the workplace. All of our employees must adhere to a code of conduct that sets standards for appropriate behavior and includes required internal training on preventing, identifying, reporting and stopping any type of discrimination.
Employee health and safety in the workplace is one of the Company’s core values. Safety efforts are led by the Corporate Safety Committee and supported by safety committees that operate at the local level. Hazards in the workplace are actively identified and management tracks incidents so remedial actions can be taken to improve workplace safety. The COVID-19 pandemic has underscored for us the importance of keeping our employees safe and healthy. In response to the pandemic, the Company has taken actions aligned with the World Health Organization and the Centers for Disease Control and Prevention to protect its workforce so they can more safely and effectively perform their work.
Our management team supports a culture of developing future leaders from our existing workforce, enabling us to promote from within for many leadership positions. We believe this provides long-term focus and continuity to our operations while also providing opportunities for the growth and advancement of our employees. Our focus on retention is evident in the length of service of our management team. The average tenure of our management team is over 15 years.
Employee levels are managed to align with the pace of business and management believes it has sufficient human capital to operate its business successfully. Management believes that the Company's employee relations are favorable. At December 31, 2020, we had 1,192 employees, including 78 at Washington Water, 43 at Hawaii Water, and 15 at New Mexico Water. In California, the Utility Workers Union of America, AFL-CIO represents most non-exempt employees. The International Federation of Professional and Technical Engineers, AFL-CIO represents our professional and technical engineering and laboratory employees.

As of December 31, 2020, we had 743 union employees. In January 2015, the Company negotiated a six-year contract. For 2019 and 2020, the agreement established three regions for pay purposes (Region 1, Region 2, and Region 3). In 2020, employees in Region 1 received an increase in base pay of 2.9%, employees in Region 2 received an increase in base pay of 2.9%, plus a regional differential of 0.9% added to their pay (based on the CPI for the Los Angeles area), and employees in Region 3 received an increase in base pay of 2.9%, plus a 1.1% regional differential (based on the CPI for the San Francisco area). The current agreement with the unions was effective through 2020. We are currently negotiating a new contract. Management works hard with its two unions to maintain good labor-management relations.
Employees at Hawaii Water, Washington Water and New Mexico Water are not represented by unions.
Information About Our Executive Officers

Name	Positions and Offices with California Water Service Group	Age
Martin A. Kropelnicki (1)	President and Chief Executive Officer since September 1, 2013. Formerly, President and Chief Operating Officer (2012-2013), Chief Financial Officer and Treasurer (2006-2012), served as Chief Financial Officer of Power Light Corporation (2005-2006), Chief Financial Officer and Executive Vice President of Corporate Services of Hall Kinion and Associates (1997-2004), Deloitte & Touche Consulting (1996-1997), held various positions with Pacific Gas & Electric (1989-1996).	54
Thomas F. Smegal III (2)	Vice President, Chief Financial Officer and Treasurer since October 1, 2012. Formerly, Vice President, Regulatory Matters and Corporate Relations (2008-2012), Manager of Rates (2002-2008), Regulatory Analyst (1997-2002), served as Utilities Engineer at the California Public Utilities Commission (1990-1997).	53
Paul G. Townsley (2)	Vice President of Corporate Development and Chief Regulatory Matters Officer effective January 1, 2019. Formerly Vice President of Rates and Regulatory Matters (2013-2018), Divisional Vice President, Operations and Engineering for EPCOR Water USA (2012-2013), served as President of American Water Works Company subsidiaries in Arizona, New Mexico, and Hawaii (2007-2012), served as American Water Works Company's President, Western Region (2002-2007), held various other positions with Citizens Utilities Company (1982-2002).	63
Robert J. Kuta (2)	Vice President of Engineering and Chief Water Quality and Environmental Compliance Officer effective January 1, 2019. Formerly Vice President of Engineering (2015-2018), Senior Vice President of Operations Management Services, Water, Environmental and Nuclear markets for CH2M Hill (2006 to 2015), served as Western Region Vice President of Service Delivery and President of Arizona American Water Company (2001 to 2005), and held various management positions at Citizens Water Resource Company, Chaparral City Water Company, and Spring Creek Utilities (1993 to 2001).	56
Michael B. Luu (2)	Vice President of Information Technology and Chief Risk Officer since January 1, 2021. Formerly Vice President of Customer Service and Chief Information Officer (2017-2020), Vice President of Customer Service and Information Technology (2013-2016), Acting California Water Service Company District Manager, Los Altos (2012-2013), Director of Information Technology (2008-2012), CIS Development Manager (2005-2008), held various other positions with California Water Service Company since 1999.	41
Ronald D. Webb (2)	Vice President of Human Resources since August 11, 2014. Formerly Managing Director, Human Resources Partner for United Airlines (2006-2014), served as Vice President of Human Resources for Black & Decker Corporation (1995-2005), Human Resource Manager for General Electric Company (1990-1994), and held various labor relations positions for National Steel and Shipbuilding Company (1982-1989).	64
Lynne P. McGhee (2)	Vice President and General Counsel since January 1, 2015. Formerly Corporate Secretary (2007-2014), Associate Corporate Counsel (2003-2014), and served as a Commissioner legal advisor and staff counsel at the California Public Utilities Commission (1998-2003).	56
David B. Healey (2)	Vice President, Corporate Controller and Assistant Treasurer since January 1, 2015. Formerly Corporate Controller and Assistant Treasurer (2012-2014), Director of Financial Reporting (2009-2012), served as Subsidiary Controller for SunPower Corporation (2005-2009), Corporate Controller for Hall, Kinion & Associates, Inc. (1997-2005), held various other positions with Pacific Gas & Electric Company (1985-1997).	64

Name	Positions and Offices with California Water Service Group	Age
Shannon C. Dean (2)	Vice President of Customer Service and Chief Citizenship Officer since January 1, 2021. Formerly Vice President of Corporate Communications & Community Affairs (2015-2020), Director of Corporate Communications (2000-2014), held various corporate communications, government and community relations for Dominguez Water Company (1991-1999).	53
Gerald A. Simon (2)(3)	Vice President, Chief Safety, Security, and Emergency Preparedness Officer effective January 1, 2019. Formerly Chief Safety and Emergency Preparedness Officer (2016-2018), Director of Safety and Emergency Services (2015), Emergency Services Manager (2014), Emergency Services Coordinator (2013), served as Fire Chief for Oakland, CA (2008-2011) and (1999-2004), Fire Chief for Fort Lauderdale, FL (2006-2007), Fire Chief for Union City, CA (2005-2006), Fire Chief for Santa Clara, CA (1993-1999) held various other positions at Santa Clara Fire Department (1976-1999), and Fire Services Consultant (1985-2015).	66
Michelle R. Mortensen (2)	Vice President, Corporate Secretary since January 1, 2021. Formerly Corporate Secretary (2015-2020), Assistant Corporate Secretary (2014), Treasury Manager (2012-2013), Assistant to the Chief Financial Officer (2011), Regulatory Accounting Manager (2008-2010), held various accounting positions at Piller Data Systems (2006-2007), Hitachi Global Storage (2005), Abbot Laboratories (1998-2004), and Symantec (1998-2001).	46
Elissa Y. Ouyang (2)	Chief Procurement and Lead Continuous Improvement Officer since March 1, 2016. Formerly, Interim Procurement Director (2013-2016), Acting District Manager - Los Altos (2013), Interim Vice President of Information Technology (2012-2013), Director of Information Technology - Architecture and Security (2008-2012), Business Application Manager (2003-2007), Project Lead/Senior Developer (2001-2003), held various business consulting positions at KPMG Consulting/BearingPoint (1998-2001), and RR Donnelley (1996-1998).	52
Michael S. Mares, Jr (2)	Vice President of Operations since January 1, 2021. Formerly, Vice President, California Operations (2019-2020), California Water Service Company District Manager, Bakersfield (2017-2018), Hawaii Water Service Company General Manager (2014-2016), Hawaii Water Service Company Local Manager, Big Island (2012-2014), California Water Service Company, held various Superintendent positions in the Chico district (2002-2012), California Water Service Company, held various union positions in the Chico district (1992-2002).	54
_______________________________________________________________________________
(1)Holds the same position with California Water Service Company, CWS Utility Services, Hawaii Water Service Company, Inc., and New Mexico Water Service Company; Chief Executive Officer of Washington Water Service Company.
(2)Holds the same position with California Water Service Company, CWS Utility Services, Hawaii Water Service Company, Inc., New Mexico Water Service Company, and Washington Water Service Company.
(3)Scheduled to retire in Q2 of 2021.
Item 1A.    Risk Factors.
In evaluating our business, you should carefully consider the following discussion of material risks, events and uncertainties that make an investment in us speculative or risky in addition to the other information in this Annual Report on Form 10-K. A manifestation of any of the following risks and uncertainties could, in circumstances we may or may not be able to accurately predict, materially and adversely affect our business, growth, reputation, prospects, operating and financial results, financial condition, cash flows, liquidity and stock price. We note these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995. It is not possible to predict or identify all such factors; our operations could also be affected by factors, events or uncertainties that are not presently known to us or that we currently do not consider to present significant risks to our operations. Therefore, you should not consider the following risks to be a complete statement of all the potential risks or uncertainties that we face.

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
We periodically file rate increase applications with the Commissions. The ensuing administrative and hearing process may be lengthy and costly. The decisions of the Commissions are beyond our control and we can provide no assurances that our rate increase requests will be granted by the Commissions. Even if approved, there is no guarantee that approval will be given in a timely manner or at a sufficient level to cover our expenses and provide a reasonable return on our investment. If the rate increase decisions are delayed, our earnings may be adversely affected. For example, the CPUC did not issue its decision on our 2018 GRC until December 2020, approximately one year later than expected, which caused some financial and operating uncertainty for the Company during 2020.
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
Changes in laws, rules and policies of our regulators or operating jurisdictions can significantly affect our business.
Regulatory agencies may change their rules and policies for various reasons, including changes in the local political environment. Regulators are elected by popular vote or are appointed by elected officials, and the results of elections may change the long-established rules and policies of an agency dramatically. For example, in 2020 regulation regarding full decoupling WRAMs changed in California. Since 2008, the CPUC allowed full decoupling WRAMs. However, in 2020, the CPUC precluded companies from proposing full decoupling WRAMs in their next GRC filings. The decision by the CPUC to change its policy will affect our business beginning in 2023.

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
Finally, local jurisdictions may impose new ordinances, laws, fees, and regulations that could increase costs or limit our operations in ways which impact future operating results. Cities may impose or amend franchise requirements, impose conditions on underground construction or land use, impose various taxes and fees, or restrict our hours for construction, among other things. In the last decade, more cities have imposed excavation moratoria or paving rules which has required more costly construction than anticipated.
We expect environmental health and safety regulation to increase, resulting in higher operating costs in the future and the potential that the company fails to meet these regulatory standards.
Our water and wastewater services are governed by various federal and state environmental protection, health and safety laws and regulations. Although we have a rigorous water quality assurance program in place, we cannot guarantee that we will continue to comply with all standards. If we violate any federal or state regulations or laws governing health and safety, we could be subject to substantial fines or otherwise sanctioned, subject to potential civil liability for damages, and our customers' trust in our operations ability could be eroded.
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
Recent events in the utility sector, including those in Flint, Michigan and related to Pacific Gas and Electric Company in California, show that failure to meet one or more water quality, environmental, or safety standards can have severe effects on customer trust, regulatory treatment, or civil and criminal liability.
New and/or more stringent water quality regulations could increase our operating costs.
We are subject to water quality standards set by federal, state and local authorities that have the power to issue new regulations. Compliance with new regulations that are more stringent than current regulations could increase our operating costs.
In August of 2009, the Office of Environmental Health Hazard Assessment within the California Environmental Protection Agency changed the water quality standard for TCP in our water supply. The new standard requires us to have 0.0007 parts per billion or less of TCP in our California water supply. We have incurred costs associated with the compliance of the new TCP standard and expect to continue to incur costs in the future. In 2018, we received proceeds from a TCP settlement (see note 15 in the Notes to the Consolidated Financial Statements) that has been used to offset some of the compliance costs that we have incurred. Although we would likely seek permission to these additional costs through the GRC process, we can give no assurance that the CPUC would approve the recovery of these additional compliance costs.
Perfluorooctane sulfonate (PFOS) and perfluorooctanoic acid (PFOA) are two water contaminants of emerging concern. Although a water quality standard has yet to be set by federal or state regulators, preliminary testing and guidance from the California Environmental Protection Agency has affected our operations of some wells in California. We expect that a water quality standard will be set in the future and that we will incur costs to comply with the water quality standard. Cal Water has requested and been approved to use a memorandum account to track the incremental compliance costs in the future and we would likely seek permission to recover additional costs of compliance through rate increases; however, we can give no assurance that the CPUC would approve rate increases to enable us to recover these additional compliance costs.

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
Risks Related to Our Business Operations
The Ongoing COVID-19 Pandemic May Adversely Affect Our Operations
Although the COVID-19 pandemic did not have a significant impact on our business in 2020, we are unable to accurately predict the full impact that the ongoing COVID-19 pandemic will have on our business, results of operations, financial condition or liquidity due to numerous uncertainties, including the duration and severity of the outbreak, potential resurgence and /or mutations of the virus, and the development, distribution and public acceptance of treatments and vaccines. As an “essential business” during times of emergencies pursuant to the U.S. Critical Infrastructures Protection Act of 2001, we are working to continue to provide high quality water and wastewater services to our two million customers. During the course of 2020, shelter-in-place and social distancing ordinances of varying durations and scope were implemented in all of the states in which we operate. Such governmental orders resulted in temporary closures of non-essential businesses and self-quarantining on non-essential workers. If we close any of our facilities due to a COVID-19 outbreak or if a critical number of our employees become too ill to work, our business operations could be materially adversely affected in a rapid manner. In addition, the COVID-19 pandemic has resulted in significant disruption to economic activity and the states in which the Company operates have experienced significant increases in unemployment claims and business closures. The Company has also ceased all shutoffs for nonpayment during the pandemic. If a significant number of customers are unable to pay utility bills for an extended period of time our business, results of operations, financial condition or liquidity may be materially adversely affected.
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
Failure of critical elements of our infrastructure could result in interruption of service, damage to others, or injuries, and could adversely affect our business, operating results and financial condition.
We own physical infrastructure which was installed over a long period of time both underground and above-ground. This infrastructure is subject to potential failure due to age, operating conditions, or other unknown factors. Failure of any of our facilities could cause flooding, loss of service to our customers, contamination from chemicals we use in operations, or other damages.
We operate a dam. If the dam were to fail for any reason, we would lose a water supply and flooding likely would occur. Whether or not we were responsible for the dam's failure, we could be sued. We can give no assurance that we would be able to successfully defend such a suit.
We operate several water and wastewater treatment plants. If a major failure of these facilities were to occur, we would have an interruption in service, potential flooding, and could release potentially harmful material into the environment.
We operate over 7,000 miles of underground pipeline. Some failures of underground pipelines could release chemicals into the environment which have a negative impact on sensitive habitats.

We rely on our information technology ("IT") and a number of complex business systems to assist with the management of our business and customer and supplier relationships, and a disruption of these systems could adversely affect our business.
Our IT systems are an integral part of our business, and a serious disruption of our IT systems could significantly limit our ability to manage and operate our business efficiently, which, in turn, could cause our business and competitive position to suffer and adversely affect our results of operations. We depend on our IT systems to bill customers, process orders, provide customer service, manage construction projects, manage our financial records, track assets, remotely monitor certain of our plants and facilities and manage human resources, inventory and accounts receivable collections. Our IT systems also enable us to purchase products from our suppliers and bill customers on a timely basis, maintain cost-effective operations and provide service to our customers. Some of our mission and business critical IT systems are older, such as our SCADA (Supervisory Control and Data Acquisition) system. The steps we have taken to protect our IT systems may be insufficient to protect them from damage or interruption from:
•power loss, computer systems failures, and internet, telecommunications or data network failures;
•operator negligence or improper operation by, or supervision of, employees;
•physical and electronic loss of customer data due to security breaches, cyber attacks, misappropriation and similar events;
•computer viruses;
•intentional security breaches, hacking, denial of services actions, misappropriation of data, and similar events, including intentional cyber security breaches aimed at disrupting and interfering with water treatment processes; and
•earthquakes, floods, fires, mudslides and other natural disasters or physical attacks.
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
The adequacy of our water supplies depends upon a variety of factors beyond our control. Interruption in the water supply may adversely affect our reputation and earnings.
We depend on an adequate water supply to meet the present and future needs of our customers. Whether we have an adequate supply varies depending upon a variety of factors, many of which are partially or completely beyond our control, including:
•the amount of rainfall;
•the amount of water stored in reservoirs;
•underground water supply from which well water is pumped;
•availability from water wholesalers;
•changes in the amount of water used by our customers;
•water quality and availability of appropriate treatment technology;
•legal limitations on water use such as rationing restrictions during a drought;
•changes in prevailing weather patterns and climate; and
•population growth.

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
If we are unable to access adequate water supplies, we may be unable to satisfy all customer demand, which could result in rationing. Rationing may have an adverse effect on cash flow from operations. We can make no guarantee that we will always have access to an adequate supply of water that will meet all required quality standards. Water shortages may affect us in a variety of ways. For example, shortages could:
•adversely affect our supply mix by causing us to rely on more expensive purchased water;
•adversely affect operating costs;
•increase the risk of contamination to our systems due to our inability to maintain sufficient pressure; and
•increase capital expenditures for building pipelines to connect to alternative sources of supply, new wells to replace those that are no longer in service or are otherwise inadequate to meet the needs of our customers and reservoirs and other facilities to conserve or reclaim water.
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
There is strong scientific consensus that human activity including carbon and methane emissions is impacting many planetary systems such as the heat-trapping capacity of the atmosphere; ocean temperature, circulation, acidity, and volume; weather patterns including the severity and frequency of severe weather events; ambient temperatures; and planetary ice cover. Because scientific investigations have been focused globally, there is tremendous uncertainty over the timing, extent, and types of impacts global climate change may have on our service areas and in our water supplies. Moreover, studies of tree ring data show long periods of drought conditions have occurred prior to significant human impacts in California and prior to our operation. Finally, in the last fifty years, California has experienced at least three severe multi-year droughts. Thus, we plan for water reliability and water shortages including projected and potential climate change risks in our water supply planning activities. Several anticipated impacts of climate change we consider in these plans which could impact our service areas are a greater percentage of state precipitation falling as rain rather than snow, changes in the frequency and volume of precipitation, hotter summer temperatures increasing demand for outdoor irrigation, and sea level rise increasing the likelihood of seawater intrusion into coastal aquifers. We also periodically review the climate change plans of our wholesalers to determine whether alternative supplies may be necessary in the future. However, we can give no assurance that replacement water supplies will be available at a reasonable cost or a cost acceptable to our customers and Commissions.

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
The cost to obtain water for delivery to our customers varies depending on the sources of supply, wholesale suppliers' prices, the quality of water required to be treated and the quantity of water produced to fulfill customer water demand. Our source of supply varies among our operating districts. Certain districts obtain all of their supply from wells; some districts purchase all of the supply from wholesale suppliers; and other districts obtain the supply from a combination of wells and wholesale suppliers. A small portion of supply comes from surface sources and is processed through Company-owned water treatment plants. On average, slightly more than half of the water we deliver to our customers is pumped from wells or received from a surface supply with the remainder purchased from wholesale suppliers. Water purchased from suppliers usually costs us more than surface supplied or well pumped water. The cost of purchased water for delivery to customers represented 35.0% and 34.5% of our total operating costs in 2020 and 2019, respectively. Water purchased from suppliers will require renewal of our contracts upon expiration and may result in significant price increases under any such renewed contracts.
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

Dependency upon adequate supply of electricity, certain chemicals, and third-party suppliers of parts and skilled labor could adversely affect our results of operations.
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
Purchased power is a significant operating expense. During 2020 and 2019, purchased power expense represented 5.2% and 5.1%, respectively, of our total operating costs. These costs are beyond our control and can change unpredictably and substantially as occurred in California during 2001 when rates paid for electricity increased 48%. As with purchased water, purchased power costs are included in the MCBA. Cash flows between rate filings may be adversely affected until the Commission authorizes a rate change, but earnings will be minimally impacted. Cost of chemicals used in the delivery of water is not an element of the MCBA, and therefore, variances in quantity or cost could impact the results of operations.
We rely on outside contractors to supply us with materials and parts critical to the operation of our systems. Should parts and material become unavailable, or should the cost of necessary supplies rise substantially, it could adversely affect our ability to operate or have financial impacts which are not recoverable through a regulatory process.
We also rely on outside contractors to complete large construction projects and provide emergency maintenance services. In the event these contractors are unavailable or cannot meet the demands imposed on them, we may face significantly lengthy interruptions of service or delays in constructing capital projects. We may face additional costs to acquire more resources to complete these activities.
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
Any of these transactions could involve numerous additional risks, including one or more of the following:
•problems integrating the acquired operations, personnel, technologies, physical and cyber security processes, or products with our existing businesses and products;
•liabilities inherited from the acquired companies' prior business operations;
•diversion of management time and attention from our core business to the acquired business;
•failure to retain key technical, management, sales and other personnel of the acquired business;
•difficulty in retaining relationships with suppliers and customers of the acquired business; and
•difficulty in obtaining required regulatory approvals.
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
We may be unable to continue to expand our business or manage future growth. To successfully manage our growth and handle the responsibilities of being a public company, we must effectively:
•hire, train, integrate and manage additional qualified engineers for engineering design and construction activities, new business personnel, and financial and information technology personnel;
•retain key management, augment our management team, and retain qualified and certified water and wastewater system operators;
•implement and improve additional and existing administrative, financial and operations systems, procedures and controls;
•expand our technological capabilities; and
•manage multiple relationships with our customers, regulators, suppliers and other third parties.
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
Our billed revenues and cash flows from operations will decrease if a significant business or industrial customer terminates or materially reduces its use of our water. Approximately $154.9 million, or 22.2%, of our 2020 water utility revenues was derived from business and industrial customers. However, if any of our large business or industrial customers in California reduce or cease its consumption of our water, the impact to net operating income would be minimal to our operations due to the WRAM and MCBA, but could impact our cash flows. In Hawaii, we serve a number of large resorts which if their water usage was reduced or ceased could have a material impact to our Hawaii operation. The delay between such date and the effective date of the rate relief may be significant and could adversely affect our operating results and cash flows.
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
At December 31, 2020, 743 of our 1,192 total employees were union employees. Most of our unionized employees are represented by the Utility Workers Union of America, AFL-CIO, except certain engineering and laboratory employees who are represented by the International Federation of Professional and Technical Engineers, AFL-CIO.
We believe our labor relations are good, but in light of rising costs for health care and pensions, our current contract negotiations and those in the future may be difficult. Furthermore, changes in applicable law or regulations could have an adverse effect on management's negotiating position with respect to our currently unionized employees and/or employees that decide to unionize in the future. We are subject to a risk of work stoppages and other labor relations matters as we negotiate with the unions to address these issues, which could affect our results of operations and financial condition. We can give no assurance that issues with our labor forces will be resolved favorably to us in the future or that we will not experience work stoppages.
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

General Risk Factors
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
We make certain estimates and judgments in preparing our financial statements regarding, among others:
•the useful life of intangible rights;
•the number of years to depreciate certain assets;
•amounts to set aside for uncollectible accounts receivable, inventory obsolescence and uninsured losses;
•our legal exposure and the appropriate accrual for claims, including medical claims and workers' compensation claims;
•future costs and assumptions for pensions and other postretirement benefits;
•regulatory recovery of regulatory assets;
•possible tax uncertainties; and
•projected collections of WRAM and MCBA receivables.
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
The real properties owned are held in fee simple title. Properties owned by Cal Water are subject to the lien of an Indenture of Mortgage and Deed of Trust dated June 11, 2019, March 16, 2016, October 13, 2015, November 22, 2010, and April 17, 2009 (the California Indenture), securing Cal Water's First Mortgage Bonds, of which $780.0 million was outstanding at December 31, 2020. The California Indenture contains certain restrictions common to such types of instruments regarding the disposition of property and includes various covenants and restrictions. At December 31, 2020, our California utility was in compliance with the covenants of the California Indenture.
Cal Water owns 601 wells and operates ten leased wells. There are 449 owned storage tanks with a capacity of 295 million gallons, two leased storage tanks with a capacity of 0.4 million gallons, 30 managed storage tanks with a capacity of 32.4 million gallons, and three surface water reservoirs with a capacity of 220 million gallons. Cal Water owns and operates six surface water treatment plants with a combined capacity of 46 million gallons per day. There are 6,657 miles of supply and distribution mains in the various owned and managed systems.
In the leased City of Hawthorne and City of Commerce systems or in systems that are operated under contract for municipalities or private companies, title to the various properties is held exclusively by the municipality or private company.
Hawaii Water owns 23 wells and manages five irrigation wells. There are 26 storage tanks with a storage capacity of 22.1 million gallons. There are 140 miles of supply and distribution lines. Hawaii Water operates five wastewater treatment facilities with a combined capacity to process approximately 2.1 million gallons per day. There are 44 miles of sewer collection mains including force mains.
Washington Water owns 440 wells and manages five wells. There are 202 owned storage tanks and five managed storage tanks with a storage capacity of 22.5 million gallons. There are 704 miles of supply and distribution lines.
New Mexico Water owns 25 wells. There are 18 storage tanks with a storage capacity of 5.1 million gallons. There are 145 miles of supply and distribution lines. New Mexico operates two wastewater treatment facilities with a combined capacity to process 0.62 million gallons per day. There are eight life stations and 35 miles of sewer collection mains.
Washington Water has long-term bank loans that are secured primarily by utility plant owned by Washington Water.
Item 3.    Legal Proceedings.
Information with respect to this item may be found under the subheading "Commitments and Contingencies" in Note 15 to the consolidated Financial Statements in Item 8, which is incorporated herein by reference.
Item 4.    Mine Safety Disclosures.
Not applicable.
PART II
Item 5.    Market for Registrant's Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Our common stock is traded on the New York Stock Exchange under the symbol "CWT." At December 31, 2020, there were 50,333,655 common shares outstanding. There were 1,941 common stockholders of record as of February 8, 2021.
During 2020, we paid a cash dividend of $0.8500 per common share, or $0.2125 per quarter. During 2019, we paid a cash dividend of $0.7900 per common share, or $0.1975 per quarter. On January 27, 2021, our Board of Directors declared a quarterly cash dividend of $0.2300 per common share payable on February 19, 2021, to stockholders of record on February 8, 2021. This represents an indicated annual cash dividend of $0.9200, and would be our 54th consecutive year of increasing the annual dividend and marks the 304th consecutive quarterly dividend.
We presently intend to pay quarterly cash dividends in the future consistent with past practices, subject to our earnings and financial condition, restrictions set forth in our debt instruments, regulatory requirements and such other factors as our Board of Directors may deem relevant.

Five-Year Performance Graph
The following performance graph compares the changes in the cumulative shareholder return on California Water Service Group's common stock with the cumulative total return on the Robert W. Baird Water Utility Index and the Standard & Poor's 500 Index during the last five years ended December 31, 2020. The comparison assumes $100 was invested on December 31, 2015, in California Water Service Group's common stock and in each of the forgoing indices and assumes reinvestment of dividends.
Performance Graph Data

DOLLARS
$275
$250
$225
$200
$175
$150
$125
$100
$75
2015
2016
2017
2018
2019
2020
Period Ending
S&P 500 Index
RW Baird Water Utility Index
California Water Service Group

The following descriptive data is supplied in accordance with Rule 304(d) of Regulations S-T:

	2015	2016	2017	2018	2019	2020
California Water Service Group	100	149	203	218	239	255
S&P 500	100	112	136	130	171	203
RW Baird Water Utility Index	100	123	156	157	212	249
An initial $100 investment in the common stock of California Water Service Group on December 31, 2015 including reinvestment of dividends would be worth $255 at the end of the 5-year period ending December 31, 2020.
Item 6.    Selected Financial Data.
None.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following sections include a discussion of results for fiscal 2020 compared to fiscal 2019 as well as certain 2018 results. The comparative results for fiscal 2019 with fiscal 2018 generally have not been included in this Form 10-K, but may be found in “Part II - Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.
Overview
Net Income
In 2020 and 2019, net income was $96.8 million and $63.1 million, respectively. Earnings per diluted common share increased $0.66 to $1.97 or 50.4% from 2019 to 2020. The $33.7 million increase in net income was driven primarily by the adoption of Cal Water’s 2018 GRC which increased operating revenue by $40.9 million and other general rate increases of $11.5 million, $4.5 million of which was related to increased water costs. In addition, net income increased $5.5 million due to an increase in income tax benefits from “repairs” deductions. These positive factors to net income were partially offset by increases in depreciation and amortization expenses of $9.3 million, employee wages of $4.7 million, bad debt reserve expenses of $4.1 million, outside consulting service costs of $2.1 million, and uninsured loss costs of $1.7 million which was partially offset by a decrease in travel costs of $1.6 million.
Additionally, certain factors outside the Company's immediate control decreased net income, including a $2.3 million reduction in accrued unbilled revenue and $0.8 million decrease in unrealized gain on certain benefit plan investments as compared to the prior year. Seasonal weather patterns and the number of unbilled days are the primary influences of the accrued unbilled revenue value.
We plan to continue to seek rate relief to recover our operating cost increases and receive reasonable returns on invested capital. We expect to fund our long-term capital needs through a combination of debt, common stock offerings, and cash flow from operations.
COVID-19
During the course of 2020, as a result of the COVID-19 pandemic, shelter-in-place and social distancing ordinances of varying durations and scope were implemented in all of the states in which we operate. Such governmental orders resulted in temporary closures of non-essential businesses and self-quarantining on non-essential workers. As an “essential business” during times of emergencies pursuant to the U.S. Critical Infrastructures Protection Act of 2001, we are working to continue to provide high quality water and wastewater services to our two million customers. Although the COVID-19 pandemic did not have a significant impact on our business during 2020, we have increased our allowance for credit losses as we have ceased all shutoffs for non-payment during the pandemic and anticipate this situation will continue until further notice. We are expecting segments of our customer base to continue to experience employment layoffs and business closures that negatively impact their ability to pay utility bills. We have also incurred costs to promote the health and safety of our employees and facilities.
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
Cost-recovery rates, such as the Modified Cost Balancing Account (MCBA), Conservation Balancing Account (CEBA), Pension Cost Balancing Account (PCBA), and Health Cost Balancing Account (HCBA), provide for recovery of the adopted levels of expenses for purchased water, purchased power, pump taxes, water conservation program costs, pension, and health care. Variances between adopted and actual costs are recorded as regulatory balancing account revenue.
As a result of the delay in the approval of the 2018 GRC, the CPUC authorized Cal Water to track the effect of the delay on customer billings in IRMA effective January 1, 2020. Variances between actual customer billings and those that would have been billed assuming the GRC had been effective January 1, 2020 are recorded as regulatory balancing account revenue. The 2018 GRC was approved in December of 2020 and final rates for the 2018 GRC were not implemented in 2020; as a result. Cal Water calculated and recorded this difference for all of 2020. In 2020, Cal Water determined that the IRMA met regulatory asset recognition criteria under accounting standards for regulated utilities.
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
Income Taxes
We account for income taxes using the asset and liability method. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. We measure deferred tax assets and liabilities at enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We recognize the effect on the deferred tax assets and liabilities of a change in tax rate in the period that includes the enactment date. We also assess the likelihood that deferred tax assets will be recovered in future taxable income and, to the extent recovery is not probable, a valuation allowance would be recorded. In management's view, a valuation allowance was not required as of December 31, 2020 and December 31, 2019.
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
On December 22, 2017, the Tax Cuts and Jobs Act (TCJA) was enacted. Based on accounting principles generally accepted in the United States of America, the Company is required to re-measure deferred income taxes to reflect the corporate income tax rate change from 35 percent to 21 percent as of the date of enactment. The re-measurement of the deferred income taxes resulted in an estimated excess deferred income tax liability of $105.0 million as of December 31, 2020. The TCJA lowered ratepayers' rates due to lower income tax expense recoveries and resulted in the quantification of excess deferred income tax balances collected from ratepayers. The Company is working with state regulators on the refund process for excess deferred income taxes collected from ratepayers in prior years that complies with the federal income tax normalization rules. There are aspects to the TCJA that contain technical matters that require management to interpret the legislation and make judgments until further guidance becomes available. As a result, changes in management’s judgments could materially affect amounts recognized in the financial statements.
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

Changes to the pension benefits actuarial assumptions can significantly affect pension costs, regulatory assets, and liabilities. The following table reflects the sensitivity of pension amounts reported for the year ended December 31, 2020, to changes in actuarial assumptions:

	Increase/(Decrease) in Pension Benefits Actuarial Assumption	Increase/(Decrease) in 2020 Net Periodic Benefit Cost	Increase/(Decrease) in Projected Benefit Obligation as of December 31, 2020
		Dollars in thousands
Discount rate	(0.5)%	$9,173	$83,741
Long-term rate of return on plan assets	(0.5)%	3,035	—
Rate of compensation increases	(0.5)%	(4,373)	(22,083)
Cost of living adjustment (1)	(0.1)%	(1,477)	(9,772)
Discount rate	0.5%	(7,796)	(72,998)
Long-term rate of return on plan assets	0.5%	(3,035)	—
Rate of compensation increases	0.5%	4,695	23,454
Cost of living adjustment	0.5%	8,152	53,615
_______________________________________________________________________________
1.The cost of living adjustment was assumed to be 2.1% and has a floor of 2.0%.
Results of Operations
Operating Revenue
Operating revenue in 2020 was $794.3 million, an increase of $79.7 million, or 11.2%, over 2019. Operating revenue in 2019 was $714.6 million, an increase of $16.4 million, or 2.3%, over 2018. The sources of changes in operating revenue were:

	2020	2019
	Dollars in millions
Net change due to WRAM, service charges, usage, and other (1)	$29.2	$23.1
MCBA revenue (2)	46.8	(5.3)
Other balancing account revenue (3)	(1.0)	3.8
Deferral of revenue (4)	4.7	(5.2)
Net change	$79.7	$16.4
_______________________________________________________________________________
(1)In 2020, the net change due to rate changes, usage, and other in the above table was mainly driven by rate increases (the components of which are set forth in the table in Rates and Regulation section below) and a $5.0 million increase from the billings related to acquired customers from Rainier View Water Company. This was partially offset by a $2.3 million decrease in accrued unbilled revenue.
(2)MCBA revenue is the variance between adopted water production costs and actual water production costs. In 2020, we recognized $11.7 million of MCBA revenue as compared to a decrease to revenue of $35.1 million in 2019. The MCBA revenue increase in 2020 as compared to 2019 resulted from an increase in actual water production costs relative to adopted water production costs. The actual water production costs increased relative to adopted water production costs in 2020 as compared to 2019 due to a shift in water production mix from well water to purchased water in certain of our service territories. As required by the MCBA mechanism, the increase in actual water production costs relative to adopted water production costs in California also increased operating revenue for the same amount.
(3)The other balancing account revenue consists of the pension, conservation and health care balancing account revenues. Pension and conservation balancing account revenues are the differences between actual expenses and adopted rate recovery. Health care balancing account revenue is 85% of the difference between actual health care expenses and adopted rate recovery. In 2020, we recognized net revenue of $7.4 million for these balancing accounts as compared to a net $8.4 million of revenue in 2019. The decrease in revenue was mainly due to a decrease in actual conservation and health care expenses relative to adopted in 2020 as compared to 2019, which was partially offset by an increase in actual pension expenses relative to adopted in 2020 as compared to 2019.

(4)The deferral of revenue consists of amounts that are expected to be collected from customers beyond 24 months following the end of the accounting period in which these revenues were recorded. The deferral decreased in 2020 as compared to 2019 due to a decrease in the balancing account revenue expected to be collected beyond 24 months.
Water Production Expenses
Water production expenses, which consist of purchased water, purchased power, and pump taxes, comprise the largest segment of total operating expenses. Water production costs accounted for 42.1% and 41.5%, of total operating costs in 2020 and 2019, respectively. The rates charged for wholesale water supplies, electricity, and pump taxes are established by various public agencies. As such, these rates are beyond our control.
The table below provides the change in water production expenses during the past 2 years:

	2020			2019
	Amount	Change	% Change	Amount	Change	% Change
	Dollars in millions
Purchased water	$230.1	$17.6	8.3%	$212.5	$5.4	2.6%
Purchased power	34.0	2.6	8.3%	31.4	0.3	1.0%
Pump taxes	12.6	1.1	9.6%	11.5	(3.2)	(21.8)%
Total water production expenses	$276.7	$21.3	8.3%	$255.4	$2.5	4.5%
The principal factors affecting water production expenses are the quantity, price and source of the water. Generally, water pumped from wells costs less than water purchased from wholesale suppliers.
The table below provides the amounts, percentage change, and source mix for the respective years:

	2020			2019
	MG	% of Total	% change from prior year	MG	% of Total	% change from prior year
	Millions of gallons (MG)
Source:
Wells	49,116	44.4%	7.8%	45,575	43.5%	(7.6)%
Purchased	55,948	50.5%	4.1%	53,743	51.3%	0.7%
Surface	5,678	5.1%	4.8%	5,417	5.2%	10.8%
Total	110,742	100.0%	5.7%	104,735	100.0%	(2.7)%
Purchased water expenses are affected by changes in quantities purchased, supplier prices, and cost differences between wholesale suppliers. The MCBA mechanism is designed to recover all incurred purchased water expenses.
For 2020, the $17.6 million increase in purchased water expenses is due to a 4.1% increase in purchased quantities and an overall blended water wholesaler rate increase of 4.0%.
Purchased power expenses are affected by the quantity of water pumped from wells and moved through the distribution system, rates charged by electric utility companies, and rate structures applied to usage during peak and non-peak times of the day or season. In 2020, purchased power expenses increased $2.6 million mainly due to a 5.7% increase in water production.
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
During 2020, administrative and general expense increased $8.4 million or 7.8%, as compared to 2019. The increase was mainly due to employee pension and retiree medical expense increase of $7.2 million, employee wage increase of $2.9 million, outside service increase of $2.1 million, and uninsured loss increase of $1.7 million. The increases were partially offset by a $1.7 decrease in employee healthcare costs and $1.6 million travel costs. Employee pension benefit expenses are fully recovered in rates and are tracked in the pension cost balancing account, such that revenues are recovered on a dollar-for-dollar basis up to the amounts authorized in the 2018 GRC. Employee and retiree medical expenses are recovered in rates through health cost balancing account authorized in the 2018 GRC, such that revenues are recovered up to 85% of the variance between adopted and recorded expenses.
Other Operations Expenses
The components of other operations expenses include payroll, material and supplies, and contract service costs of operating the regulated water systems, including the costs associated with water transmission and distribution, pumping, water quality, meter reading, billing, operations of district offices, and water conservation programs.
During 2020, other operations expenses increased $5.8 million, or 6.4%, compared to 2019. The increase was mostly due to increases in bad debt reserve expense of $4.1 million, increase in cost associated with the deferral of operating revenue of $3.9 million, increase in customer accounts expenses of $1.6 million, and an increase in employee wage cost of $1.0 million, which was partially offset by $7.1 million of water conservation program expenses. Water conservation program expenses are fully recovered in rates and are tracked in the conservation balancing account if it is within the authorized amount, such that revenues are recovered on a dollar-for-dollar basis up to the amounts authorized in the 2018 GRC.
Maintenance
Maintenance expenses increased $1.2 million, or 4.4%, in 2020, compared to 2019 due to increased costs for repairs of transmission and distribution mains, and reservoirs and tanks.
Depreciation and Amortization
Depreciation and amortization increased $9.3 million in 2020, or 10.4%, primarily due to capital additions.
Income Taxes
For 2020 income taxes decreased $4.8 million, or 29.8%, to $11.4 million as compared to 2019. The decrease was primarily due to the tax benefit from the flow through method of repairs deductions for California state income tax partially offset by an increase in operating income. The Company’s effective combined income tax rate for 2020 was 11.04% as compared to 21.9% for 2019.
Property and Other Taxes
For 2020, property and other taxes increased $1.2 million, or 4.3%, as compared to 2019. The increase was due to an increase in our assessed property values for utility plant placed in service during the year.
Other Income and Expenses
In 2020, net other income decreased $2.9 million from net other income of $4.9 million in 2019. The decrease was due primarily to a $1.7 million decrease in the allowance for equity funds used during construction and a $0.8 million decrease in unrealized gains from certain benefit plan investments due to market conditions.
Net Interest Expense
In 2020, net interest expense increased $0.6 million as compared to 2019. The increase relates to an increase in average daily borrowings on the unsecured revolving credit facilities.

Rates and Regulation
The following is a summary of 2020 rate filings. A description of the "Type of Filing" can be found in the "Item 1 - Rates and Regulation" section above. California decisions and resolutions may be found on the CPUC website at www.cpuc.ca.gov.

Type of Filing	Decision/Resolution	Effective Date	Increase (Decrease) Annual Revenue	CA District/ Subsidiary
GRC and Offset Filings
Cal Water 2018 GRC	D2012007	Jan 2020	$9.6 million	All Districts
2020 Expense Offset	AL 2373	Feb 2020	$2.5 million	6 Districts
2020 Rate Base Offset	AL 2373	Feb 2020	$2.5 million	All Districts
2020 Rate Base Offset	AL 2387	Aug 2020	$9.0 million	1 Districts
The estimated impact of current and prior year rate changes on operating revenues compared to prior years is listed in the following table:

	2020	2019
	Dollars in millions
General Rate Case (GRC)	$9.9	$2.3
Escalation rate increases	0.5	16.2
Expense offset (purchased water/pump taxes)	4.5	5.7
Rate base offsets	6.0	1.2
Total rate increases	$20.9	$25.4
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
California's normal weather pattern yields little precipitation between mid-spring and mid-fall. The Washington Water service areas receive precipitation in all seasons, with the heaviest amounts during the winter. New Mexico Water's rainfall is heaviest in the summer monsoon season. Hawaii Water receives precipitation throughout the year, with the largest amounts in the winter months. Water usage in all service areas is highest during the warm and dry summers and declines in the cool winter months. Rain and snow during the winter months replenish underground water aquifers and fill reservoirs, providing the water supply for subsequent delivery to customers. Management believes that supply pumped from underground aquifers and purchased from wholesale suppliers will be adequate to meet customer demand during 2021 and beyond. However, water rationing may be required in future periods, if declared by the state or local jurisdictions. Long-term water supply plans are developed for each of our districts to help assure an adequate water supply under various operating and supply conditions. Some districts have unique challenges in meeting water quality standards, but management believes that supplies will meet current standards using current treatment processes.

Liquidity and Capital Resources
Cash flow from Operations
During 2020, we generated cash flow from operations of $117.9 million, compared to $168.8 million during 2019. The decrease in 2020 was primarily due to the recording of the IRMA receivable that resulted from the delay in the approval of the 2018 GRC and increased funding for pension and other post-retirement benefits during 2020.
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
Investing Activities
During 2020 and 2019 we used $298.7 million and $273.8 million, respectively, of cash for capital expenditures, both Company-funded and developer-funded. The 2020 capital expenditures exceeded the high end of the budgeted capital expenditures of $290.0 million due to favorable weather patterns at the end of the year that allowed construction activities to continue uninterrupted. Cash used in investing activities fluctuates each year largely due to the availability of construction resources and our ability to obtain construction permits in a timely manner. We also paid $40.5 million for the acquisitions of Rainier View Water Company and Kalealoa Water Company in 2020.
Financing Activities
During 2020, we borrowed $335.0 million, and paid down $140.1 million on our unsecured revolving credit facilities to fund capital expenditures and for general corporate purposes. We also received $27.3 million of advances and contributions in aid of construction, which was reduced by refunds to developers of $10.2 million. We also repaid $22.1 million of First Mortgage Bonds that matured in 2020 and other long-term debt obligations. In addition, we issued $83.6 million of Company common stock through our at-the-market equity plan and our employee stock purchase plan.
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
The under-collected net WRAM and MCBA receivable balances were $67.8 million and $62.6 million as of December 31, 2020 and 2019, respectively. The increase of $5.2 million from December 31, 2019 to December 31, 2020 was primarily due to a mix shift in water production from well water to purchased water in certain of our service territories. The under-collected net WRAM and MCBA receivable balances were primarily financed by Cal Water with short-term and long-term financing arrangements to meet operational cash requirements. Interest on the under-collected net WRAM and MCBA receivable balances, the interest recoverable from customers, is limited to the current 90-day commercial paper rate, which is significantly lower than Cal Water's short and long-term financing rates.
Bond principal and other long-term debt payments were $22.1 million during 2020 and $405.6 million during 2019.

At the January 2021 meeting, the Board of Directors declared the quarterly dividend, increasing it for the 54th consecutive year. The quarterly dividend was raised from $0.2125 to $0.2300 per common share. This represents an indicated annual rate of $0.9200 per common share. Dividends have been paid for 75 consecutive years. The annual dividends paid per common share in 2020, 2019, and 2018 were $0.8500, $0.7900, and $0.7500, respectively. Earnings not paid as dividends are reinvested in the business for the benefit of stockholders. The dividend payout ratio was 43.1% in 2020, 60.3% in 2019, and 55.2% in 2018 for an average of 52.9% over the 3-year period. Our long-term targeted dividend payout ratio is 60%.
Short-Term Financing
Short-term liquidity is provided by the bank lines of credit described above and by internally generated funds. As of December 31, 2020, there were borrowings of $370.0 million outstanding on our unsecured revolving lines of credit, compared to $175.1 million outstanding on our unsecured revolving lines of credit as of December 31, 2019.
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
Both credit agreements contain affirmative and negative covenants and events of default customary for credit facilities of this type including, among other things, limitations and prohibitions relating to additional indebtedness, liens, mergers, and asset sales. Also, these unsecured credit agreements contain financial covenants governing the Company and its subsidiaries' "consolidated total capitalization ratio" not to exceed 66.7% and "interest coverage ratio" of three or more (each as defined in the respective credit agreements). As of December 31, 2020, our consolidated total capitalization ratio was 58.4% and the interest coverage ratio was greater than five. In summary, as of such date, we met all of the covenant requirements and were eligible to use the full amounts of these credit agreements.
Long-Term Financing
Long-term financing is accomplished through the use of both debt and equity. Cal Water was authorized to issue $700.0 million of debt and common stock to finance capital projects and operations by a CPUC decision dated November 5, 2020. In addition, the decision retained approximately $94.0 million of prior financing authority and determined that refinancing long-term debt did not count against the authorization. The CPUC requires that any loans from Cal Water to the Company be at arm’s length. This restriction did not materially impact the Company's ability to meet its cash obligations in 2020. Management does not expect this restriction to have a material impact on the Company's ability to meet its cash obligations in 2021 and beyond.
On June 11, 2019, Cal Water issued $400.0 million of First Mortgage Bonds (see Note 9) in a private placement. Cal Water used the net proceeds from the sale of the bonds to pay down outstanding short-term borrowings and to redeem $300.0 million of First Mortgage Bond series UUU. Long-term financing, which includes First Mortgage Bonds, senior notes, other debt securities, and common stock, has typically been used to replace short-term borrowings and fund capital expenditures. Internally generated funds, after making dividend payments, provide positive cash flow, but have not been at a level to meet the needs of our capital expenditure requirements. Management expects this trend to continue given our capital expenditures plan for the next five years. Some capital expenditures are funded by payments received from developers for contributions in aid of construction or advances for construction. Funds received for contributions in aid of construction are non-refundable, whereas funds classified as advances in construction are refundable. Management believes long-term financing is available to meet our cash flow needs through issuances in both debt and equity instruments.
Additional information regarding the bank borrowings and long-term debt is presented in Notes 8 and 9 in the Notes to Consolidated Financial Statements.

Equity Issuance
On October 31, 2019, the Company entered into an equity distribution agreement to sell shares of its common stock having an aggregate gross sales price of up to $300.0 million from time to time depending on market conditions through an at-the-market equity program over the next three years. The Company intends to use the net proceeds from these sales, after deducting commissions on such sales and offering expenses, for general corporate purposes, which may include working capital, construction and acquisition expenditures, investments and repurchases and redemptions of securities. Additional information regarding this program is presented in Note 7 of the Notes to Consolidated Financial Statements.
Summarized Financial Information for Guarantors and the Issuer of Guaranteed Securities.
On April 17, 2009, Cal Water (Issuer) issued $100.0 million aggregate principal amount of 5.500% First Mortgage Bonds due 2040, all of which are fully and unconditionally guaranteed by the Company (Guarantor). Certain subsidiaries of the Company do not guarantee the security and are referred to as Non-guarantors. The Guarantor fully, absolutely, irrevocably and unconditionally guarantees the due and punctual payment when due, whether at stated maturity, by acceleration, by notice of prepayment or otherwise, of the principal of, premium, if any, and interest on the bonds. The bonds rank equally among Cal Water's other first mortgage bonds.
The following tables present summarized financial information of the Issuer subsidiaries and the Guarantor. All intercompany balances and transactions between subsidiaries under Issuer and Guarantor have been eliminated. The information presented below excludes eliminations necessary to arrive at the information on a consolidated basis. In presenting the summarized financial statements, the equity method of accounting has been applied to the Issuer interests in the Guarantor. The summarized information excludes financial information of the Non-guarantors, including earnings from and investments in these entities.

Summarized Statement of Operations
(in thousands)	2020		2019
	Issuer	Guarantor	Issuer	Guarantor
Net sales	$745,034	$—	$669,769	$—
Gross profit	$477,915	$—	$423,915	$—
Income from operations	$130,761	$331	$92,911	$411
Equity in earnings of guarantor		$92,244		$58,447
Net income	$92,244	$92,760	$58,447	$58,818

Summarized Balance Sheet Information
(in thousands)	As of December 31, 2020		As of December 31, 2019
	Issuer	Guarantor	Issuer	Guarantor
Current assets	$227,030	$20,075	$164,712	$3,186
Intercompany receivable from non-guarantor	$4,905	$20,022	$3,621	$25,803
Other assets	$433,837	$943,665	$510,230	$777,969
Long-term intercompany receivable from non-guarantor	$—	$37,985	$—	$30,060
Net utility plant	$2,459,992	$117	$2,252,704	$211
Total assets	$3,125,764	$1,021,864	$2,931,267	$837,229

Current liabilities	$481,247	$100,124	$296,720	$55,413
Intercompany payable to guarantor and non-guarantor	$402		$6,115
Long-term debt	$780,790	$—	$786,310	$—
Other liabilities	$1,034,098	$1,725	$1,141,338	$1,520
Total Liabilities	$2,296,537	$101,849	$2,230,483	$56,933
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
The following table summarizes our contractual obligations as of December 31, 2020.

	Total	Less than1 Year	1-3 Years	3-5 Years	After 5 Years
Long-term debt (a)	$785,512	$4,914	$6,199	$70,730	$703,669
Interest payments	755,341	36,411	72,016	71,714	575,200
Advances for construction	195,625	8,576	17,152	17,152	152,745
Pension and postretirement benefits (b)	300,486	20,331	46,771	55,634	177,750
Finance lease obligations (c)	6,065	987	2,493	1,880	705
Operating lease obligations	20,230	2,302	3,779	3,202	10,947
Water supply contracts (d)	775,676	37,911	75,825	75,821	586,119
Total contractual obligations	$2,838,935	$111,432	$224,235	$296,133	$2,207,135
_______________________________________________________________________________
a.Excludes finance lease obligations as reported below. Also, excludes unamortized debt issuance costs of $4.5 million.
b.Pension and postretirement benefits include $2.1 million of short-term pension obligations.
c.Finance lease obligations represent total cash payments to be made in the future and include interest expense of $0.9 million.
d.Estimated annual contractual obligations are based on the same payment levels as 2020.
For pension and postretirement benefits other than pensions obligations, see Note 12 of the Notes to the Consolidated Financial Statements.
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
For finance and operating lease obligations, see Note 15 of the Notes to the Consolidated Financial Statements.
Cal Water has water supply contracts with wholesale suppliers in 13 of its operating districts and for the two leased systems in Hawthorne and Commerce. For each contract, the cost of water is established by the wholesale supplier and is generally beyond our control. The amount paid annually to the wholesale suppliers is charged to purchased water expense on our statement of income. Most contracts do not require minimum annual payments and vary with the volume of water purchased. For more details related to water supply contracts, see Note 15 of the Notes to the Consolidated Financial Statements.
Capital Requirements
Capital requirements consist primarily of new construction expenditures for expanding and replacing utility plant facilities and the acquisition of water systems. They also include refunds of advances for construction.
Company-funded and developer-funded utility plant expenditures were $298.7 million and $273.8 million in 2020 and 2019, respectively. A majority of capital expenditures was associated with mains and water treatment equipment.
For 2021, the Company is estimating its capital expenditures to be between $270.0 million and $300.0 million based on the 2018 GRC in California and normal capital needs in the other subsidiaries. We expect our annual capital expenditure to increase during the next five years due to increasing needs to replace and maintain infrastructure.

Management expects developer-funded expenditures in 2021. These expenditures will be financed by developers through refundable advances for construction and non-refundable contributions in aid of construction. Developers are required to deposit the cost of a water construction project with us prior to our commencing construction work, or the developers may construct the facilities themselves and deed the completed facilities to us. Funds are generally received in advance of incurring costs for these projects. Advances are normally refunded over a 40-year period without interest. Future payments for advances received are listed under contractual obligations above. Because non-Company-funded construction activity is solely at the discretion of developers, we cannot predict the level of future activity. The cash flow impact is expected to be minor due to the structure of the arrangements.
Capital Structure
Common stockholders' equity was $921.3 million at December 31, 2020, compared to $779.9 million at December 31, 2019. The Company sold 1,710,779 and 381,105 shares of its common stock in 2020 and 2019 respectively through its at-the-market equity program.
Total capitalization, including the current portion of long-term debt, was $1,707.6 million at December 31, 2020 and $1,588.5 million at December 31, 2019. In 2020, Cal Water repaid $22.1 million for First Mortgage Bonds that matured in 2020 and other long-term debt obligations. In 2019, Cal Water issued $400.0 million of First Mortgage Bonds in a private placement and repaid $405.6 million for First Mortgage Bonds that matured or were redeemed in 2019 and other long-term debt obligations. In future periods, the Company intends to issue common stock and long-term debt to finance our operations. The capitalization ratios will vary depending upon the method we choose to finance our operations.
At December 31, capitalization ratios were:

	2020	2019
Common equity	54.0%	49.1%
Long-term debt	46.0%	50.9%
The return (from both regulated and non-regulated operations) on average common equity was 11.4% in 2020 compared to 8.36% in 2019. Cal Water does not include construction work in progress in its regulated rate base; instead, Cal Water was authorized to record AFUDC on construction work in progress, effective January 1, 2017. Construction work in progress for Cal Water was $156.6 million at December 31, 2020 and $231.1 million at December 31, 2019.
Acquisitions
Refer to "Note 16 - Acquisitions" for 2020 acquisition activity. In 2019 there were no significant acquisitions.
Real Estate Program
We own real estate. From time to time, certain parcels are deemed no longer used or useful for water utility operations. Most surplus properties have a low cost basis. We developed a program to realize the value of certain surplus properties through sale or lease of those properties. The program will be ongoing for a period of several years. There were no significant sales in 2020 and 2019. As sales are dependent on real estate market conditions, future sales, if any, may or may not be at prior year levels.

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
Over the next 12 months, approximately $5.1 million of the $786.2 million of existing long-term debt instruments will mature or require sinking fund payments. Applying a hypothetical 10 percent increase in the rate of interest charged on those borrowings would not have a material effect on our earnings.
Item 8.    Financial Statements and Supplementary Data.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of California Water Service Group
San Jose, California
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of California Water Service Group and subsidiaries (the "Company") as of December 31, 2020 and 2019, the related consolidated statements of income, common stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
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

Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
The Company is subject to rate regulation by the California Public Utilities Commission (“the Commission”), which has jurisdiction with respect to the rates of water and wastewater service companies in California. Management has determined it meets the requirements under accounting principles generally accepted in the United States of America to prepare its financial statements applying the specialized rules to account for the effects of cost-based rate regulation. Accounting for the economics of rate regulation impacts multiple financial statement line items and disclosures, such as utility plant; regulatory assets and liabilities; operating revenue; operating expenses; and depreciation expense.
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

We identified the impact of rate regulation as a critical audit matter due to the significant judgments that underlie the Company’s regulatory account balances and disclosures and the high degree of subjectivity involved in assessing the impact of regulatory decisions on the financial statements. Management judgments include interpreting the intent of the Commission’s decisions when appropriately measuring related regulatory assets or liabilities and assessing the probability of (1) recovery in future rates of incurred costs and (2) the requirement to refund to customers amounts collected prior to costs being incurred. Given that management’s accounting judgements are based on assumptions about the outcome of future regulatory decisions and interpretation of new or revised regulatory decisions, auditing these judgments required specialized knowledge of accounting for rate regulation and the rate setting process due its inherent complexities and pervasive impact on the financial statements.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the interpretation of new or revised regulatory decisions, and the uncertainty of future regulatory hearings, proposed regulatory decisions, final regulatory orders, and the strength or status of applications for rehearing or state court appeals included the following, among others:
•We tested the effectiveness of management’s controls over the determination of regulatory assets or liabilities and the evaluation of the likelihood of (1) the recovery in future rates of costs incurred as property, plant, and equipment and deferred as regulatory assets, and (2) a refund or a future reduction in rates that should be reported as regulatory liabilities. We also tested the effectiveness of management’s controls over the initial recognition of amounts as utility plant; regulatory assets or liabilities; and the monitoring and evaluation of regulatory developments that may affect the likelihood of recovering costs in future rates or of a future reduction in rates.
•We read regulatory orders issued by the Commission for the Company, regulatory statutes, interpretations, procedural memorandums, filings made by interveners, and other publicly available information to evaluate management’s interpretation of the accounting impacts of any new or revised regulatory decisions and their impact on measuring related regulatory assets and liabilities. We evaluated the external information and compared it to management’s recorded regulatory asset and liability balances for completeness.
•We obtained supporting documentation (such as letters or memorandums) from management, as appropriate, regarding probability of recovery for regulatory assets or refund or future reduction in rates for regulatory liabilities not yet addressed in a regulatory order to assess management’s assertion that amounts are probable of recovery or a future reduction in rates.
•We obtained supporting documentation from management regarding their interpretation of the intent of Commission decisions and evaluated management’s assumptions and methodologies used in measuring regulatory assets and liabilities for compliance with the related orders. We reconciled the underlying data or inputs used in the measurement to rate decisions approved by the Commission and tested the mathematical accuracy of the calculations.
•We evaluated the Company’s disclosures related to the impacts of rate regulation, including the balances recorded and regulatory developments.

/s/ DELOITTE & TOUCHE LLP
San Francisco, California
February 25, 2021

We have served as the Company's auditor since 2008.

CALIFORNIA WATER SERVICE GROUP
Consolidated Balance Sheets

	December 31,
	2020	2019
	(In thousands, except per share data)
ASSETS
Utility plant:
Land	$45,672	$45,047
Depreciable plant and equipment	3,645,770	3,235,415
Construction work in progress	171,414	245,169
Intangible assets	27,567	24,854
Total utility plant	3,890,423	3,550,485
Less accumulated depreciation and amortization	(1,239,865)	(1,144,115)
Net utility plant	2,650,558	2,406,370
Current assets:
Cash and cash equivalents	44,555	42,653
Receivables:
Customers, net	44,025	32,058
Regulatory balancing accounts	96,241	38,225
Other, net	20,331	14,187
Unbilled revenue, net	34,069	34,879
Materials and supplies at weighted average cost	8,831	7,745
Taxes, prepaid expenses, and other assets	17,964	14,965
Total current assets	266,016	184,712
Other assets:
Regulatory assets	325,376	433,322
Goodwill	31,842	2,615
Other	120,456	84,289
Total other assets	477,674	520,226
TOTAL ASSETS	$3,394,248	$3,111,308
CAPITALIZATION AND LIABILITIES
Capitalization:
Common stock, $0.01 par value; 68,000 shares authorized, 50,334 and 48,532 outstanding in 2020 and 2019, respectively	$503	$485
Additional paid-in capital	448,632	362,275
Retained earnings	472,209	417,146
Total common stockholders' equity	921,344	779,906
Long-term debt, net	781,100	786,754
Total capitalization	1,702,444	1,566,660
Current liabilities:
Current maturities of long-term debt, net	5,127	21,868
Short-term borrowings	370,000	175,100
Accounts payable	131,725	108,463
Regulatory balancing accounts	34,636	4,462
Accrued other taxes	4,477	4,445
Accrued interest	6,178	5,810
Other accrued liabilities	36,563	38,573
Total current liabilities	588,706	358,721
Deferred income taxes	276,032	222,590
Regulatory liabilities	180,718	211,413
Pension and postretirement benefits other than pensions	115,581	258,907
Advances for construction	195,625	191,062
Contributions in aid of construction	268,050	241,537
Other long-term liabilities	67,092	60,418
Commitments and contingencies
TOTAL CAPITALIZATION AND LIABILITIES	$3,394,248	$3,111,308
See accompanying Notes to Consolidated Financial Statements.

CALIFORNIA WATER SERVICE GROUP
Consolidated Statements of Income

	For the Years Ended December 31,
	2020	2019	2018
	(In thousands, except per share data)
Operating revenue	$794,307	$714,557	$698,196
Operating expenses:
Operations:
Purchased water	230,076	212,461	207,103
Purchased power	34,006	31,362	31,080
Pump taxes	12,647	11,518	14,664
Administrative and general	117,058	108,617	100,781
Other operations	95,859	90,061	79,868
Maintenance	28,026	26,834	24,494
Depreciation and amortization	98,505	89,220	83,781
Income taxes	11,435	16,280	18,589
Property and other taxes	30,029	28,792	27,296
Total operating expenses	657,641	615,145	587,656
Net operating income	136,666	99,412	110,540
Other income and expenses:
Non-regulated revenue	16,922	19,205	18,272
Non-regulated expenses	(14,300)	(13,869)	(22,787)
Other components of net periodic benefit cost	(4,988)	(5,733)	(9,308)
Allowance for equity funds used during construction	4,976	6,685	3,954
Gain on sale of non-utility property	—	28	50
Income tax (expense) benefit on other income and expenses	(583)	(1,391)	2,717
Net other income (loss)	2,027	4,925	(7,102)
Interest expense:
Interest expense	45,047	44,891	39,917
Allowance for borrowed funds used during construction	(3,185)	(3,670)	(2,063)
Net interest expense	41,862	41,221	37,854
Net income	$96,831	$63,116	$65,584
Earnings per share:
Basic	$1.97	$1.31	$1.36
Diluted	$1.97	$1.31	$1.36
Weighted average number of common shares outstanding:
Basic	49,274	48,168	48,060
Diluted	49,274	48,168	48,060
See accompanying Notes to Consolidated Financial Statements.

CALIFORNIA WATER SERVICE GROUP
Consolidated Statements of Common Stockholders' Equity
For the Years Ended December 31, 2020, 2019 and 2018

	Common Stock		Additional Paid-in Capital	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
	(In thousands)
Balance at December 31, 2017	48,012	$480	$336,229	$362,512	$699,221
Net income				65,584	65,584
Issuance of common stock	95	1	3,039		3,040
Repurchase of common stock	(42)	—	(1,645)		(1,645)
Dividends paid on common stock ($0.7500 per share)				(36,043)	(36,043)
Balance at December 31, 2018	48,065	481	337,623	392,053	730,157
Net income				63,116	63,116
Issuance of common stock	515	5	27,148		27,153
Repurchase of common stock	(48)	(1)	(2,496)		(2,497)
Dividends paid on common stock ($0.7900 per share)				(38,023)	(38,023)
Balance at December 31, 2019	48,532	485	362,275	417,146	779,906
Net income				96,831	96,831
Issuance of common stock	1,836	18	88,036		88,054
Repurchase of common stock	(34)	—	(1,679)		(1,679)
Dividends paid on common stock ($0.8500 per share)				(41,768)	(41,768)
Balance at December 31, 2020	50,334	$503	$448,632	$472,209	$921,344
See accompanying Notes to Consolidated Financial Statements.

CALIFORNIA WATER SERVICE GROUP
Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2020	2019	2018
	(In thousands)
Operating activities:
Net income	$96,831	$63,116	$65,584
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	100,935	91,288	85,707
Amortization of debt premium and expenses	412	744	1,099
Changes in normalized deferred income taxes	34,440	15,346	20,909
Change in value of life insurance contracts	(4,293)	(5,104)	2,334
Allowance for equity funds used during construction	(4,976)	(6,685)	(3,954)
Stock-based compensation	4,590	6,731	3,141
Gain on sale of non-utility properties	—	(28)	(50)
Write-off of capital costs	—	698	410
Changes in operating assets and liabilities:
Receivables	(18,343)	(4,580)	20,422
Unbilled revenue	1,148	(1,452)	(3,671)
Taxes, prepaid expenses, and other assets	(3,647)	(3,545)	(587)
Accounts payable	373	10,719	4,701
Other current liabilities	(6,097)	1,282	(4,382)
Other changes in noncurrent assets and liabilities	(83,449)	264	(12,644)
Net cash provided by operating activities	117,924	168,794	179,019
Investing activities:
Utility plant expenditures	(298,651)	(273,770)	(271,707)
Proceeds from sale of non-utility assets	—	28	59
Business Acquisition, net of cash acquired	(40,483)	—	—
Payment for investments	(4,600)	—	—
Life insurance benefits	—	—	3,491
Purchase of life insurance	(2,335)	(2,216)	(4,925)
Net cash used in investing activities	(346,069)	(275,958)	(273,082)
Financing activities:
Short-term borrowings	335,000	260,000	151,000
Repayment of short-term borrowings	(140,100)	(150,000)	(361,000)
Issuance of long-term debt, net of debt issuance costs of $0 for 2020, $1,796 for 2019, and $617 for 2018	—	398,204	299,383
Advances and contributions in aid of construction	27,292	27,774	18,612
Refunds of advances for construction	(10,203)	(7,566)	(7,297)
Retirement of long-term debt	(22,141)	(405,568)	(16,532)
Repurchase of common stock	(1,679)	(2,497)	(1,645)
Issuance of common stock	83,575	20,423	—
Dividends paid	(41,768)	(38,023)	(36,043)
Net cash provided by financing activities	229,976	102,747	46,478
Change in cash, cash equivalents, and restricted cash	1,831	(4,417)	(47,585)
Cash, cash equivalents, and restricted cash at beginning of year	43,298	47,715	95,300
Cash, cash equivalents, and restricted cash at end of year	$45,129	$43,298	$47,715
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest (net of amounts capitalized)	$40,792	$40,980	$35,941
Income taxes	4,700	—	—
Supplemental disclosure of investing and financing non-cash activities:
Accrued payables for investments in utility plant	54,987	40,794	38,807
Utility plant contributed by developers	28,672	16,288	20,609
Litigation proceeds for TCP and MTBE contamination reclassified from liability to depreciable plant and equipment	445	13,968	32,315
See accompanying Notes to Consolidated Financial Statements.

CALIFORNIA WATER SERVICE GROUP
Notes to Consolidated Financial Statements
December 31, 2020, 2019, and 2018
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

CALIFORNIA WATER SERVICE GROUP
Notes to Consolidated Financial Statements (Continued)
December 31, 2020, 2019, and 2018
Dollar amounts in thousands unless otherwise stated
2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Operating Revenue
The following table disaggregates the Company’s operating revenue by source for the years ended December 31, 2020, 2019, and 2018:

	2020	2019	2018
Revenue from contracts with customers	$697,577	$664,358	$674,736
Regulatory balancing account revenue	96,730	50,199	23,460
Total operating revenue	$794,307	$714,557	$698,196
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
In the following table, revenue from contracts with customers is disaggregated by class of customers for the years ended December 31, 2020, 2019, and 2018:

	2020	2019	2018
Residential	$486,065	$446,323	$450,062
Business	125,819	129,223	130,041
Industrial	29,088	31,857	34,236
Public authorities	35,776	33,862	34,511
Other*	20,829	23,093	25,886
Total revenue from contracts with customers	$697,577	$664,358	$674,736
_______________________________________________________________________________
*    Other includes accrued unbilled revenue

CALIFORNIA WATER SERVICE GROUP
Notes to Consolidated Financial Statements (Continued)
December 31, 2020, 2019, and 2018
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
Cost-recovery rates, such as the Modified Cost Balancing Account (MCBA), Conservation Expense Balancing Account (CEBA), Pension Cost Balancing Account (PCBA), and Health Cost Balancing Account (HCBA), generally provide for recovery of the adopted levels of expenses for purchased water, purchased power, pump taxes, water conservation program costs, pension, and health care. Variances between adopted and actual costs are recorded as regulatory balancing account revenue.
As a result of the delay in the approval of the 2018 GRC, the CPUC authorized Cal Water to track the effect of the delay on customer billings in an Interim Rates Memorandum Account (IRMA) effective January 1, 2020. Variances between actual customer billings and those that would have been billed assuming the GRC had been effective January 1, 2020 are recorded as regulatory balancing account revenue. The 2018 GRC was approved in December of 2020 and final rates for the 2018 GRC were not implemented in 2020; as a result, Cal Water calculated and recorded this difference for all of 2020. Cal Water determined that the IRMA met regulatory asset recognition criteria under accounting standards for regulated utilities.
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
Non-Regulated Revenue
The following tables disaggregate the Company’s non-regulated revenue by source for the years ended December 31, 2020, 2019, and 2018:

	2020	2019	2018
Operating and maintenance revenue	$11,481	$12,655	$10,392
Other non-regulated revenue	3,043	4,271	5,413
Non-regulated revenue from contracts with customers	$14,524	$16,926	$15,805
Lease revenue	2,398	2,279	2,467
Total non-regulated revenue	$16,922	$19,205	$18,272
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

CALIFORNIA WATER SERVICE GROUP
Notes to Consolidated Financial Statements (Continued)
December 31, 2020, 2019, and 2018
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
Maturities of lease payments to be received are as follows:

Year Ending December 31,	Operating Leases
2021	$2,779
2022	1,916
2023	1,438
2024	1,152
2025	688
Thereafter	319
Allowance for Credit Losses
The Company measures expected credit losses for Customer Receivables, Other Receivables, and Unbilled Revenue on an aggregated level. These receivables are generally trade receivables due in one year or less or expected to be billed and collected in one year or less. The expected credit losses for Other Receivables and Unbilled Revenue are inconsequential. Customer receivables include receivables for water and wastewater services provided to residential customers, business, industrial, public authorities, and other customers. The expected credit losses for business, industrial, public authorities, and other customers are inconsequential. The overall risks related to the Company’s receivables are low as water and wastewater services are seen as essential services. The estimate for the allowance for credit losses is based on a historical loss ratio, in conjunction with a qualitative assessment of elements that impact the collectability of receivables to determine if the allowance for credit losses should be further adjusted in accordance with the accounting guidance for credit losses. Management contemplates available current information such as changes in economic factors, regulatory matters, industry trends, payment options and programs available to customers, and the methods that the Company is able to utilize to ensure payment.
In 2020, the Company reviewed its allowance for credit losses utilizing a quantitative assessment, which included trend analysis of customer billing and collection, aging by customer class, and unemployment rates since the outbreak of COVID-19 in the first quarter of 2020. The Company also utilized a qualitative assessment, which considered the future collectability on customer outstanding balances, management's estimate of the cash recovery, and a general assessment of the economic conditions of the locations the Company serves due to the outbreak of COVID-19. The Company is complying with the CPUC requirements to suspend customer disconnections for non-payment and ceased agency collection activities, and anticipates this situation will continue until further notice. Based on the above assessments, the Company expects an increase in customer receivable write-offs as compared to historical experiences and adjusted its allowance for credit losses, accordingly.

CALIFORNIA WATER SERVICE GROUP
Notes to Consolidated Financial Statements (Continued)
December 31, 2020, 2019, and 2018
Dollar amounts in thousands unless otherwise stated
2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
The following table presents the activity in the allowance for credit losses for the period ended December 31, 2020, 2019 and 2018.

	2020	2019	2018
Beginning Balance	$771	$757	773
Provision for credit loss expense	5,716	1,664	$1,703
Write-offs	(1,730)	(2,156)	$(2,210)
Recoveries	489	506	$491
Total ending allowance balance	$5,246	$771	$757
Other Receivables
As of December 31, 2020 and 2019, other receivables were:

	2020	2019
Accounts receivables from developers	9,077	6,299
Income tax receivables	5,561	764
Other	5,693	7,124
Total other receivables	$20,331	$14,187
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
The following table represents depreciable plant and equipment as of December 31:

	2020	2019
Equipment	$785,578	$726,475
Office buildings and other structures	305,791	281,462
Transmission and distribution plant	2,554,401	2,227,478
Total	$3,645,770	$3,235,415
Depreciation of utility plant is computed on a straight-line basis over the assets' estimated useful lives including cost of removal of certain assets as follows:

Useful Lives
Equipment	5 to 50 years
Transmission and distribution plant	40 to 65 years
Office Buildings and other structures	50 years
The provision for depreciation expressed as a percentage of the aggregate depreciable asset balances was 2.94% in 2020, 2.96% in 2019, and 3.02% in 2018.

CALIFORNIA WATER SERVICE GROUP
Notes to Consolidated Financial Statements (Continued)
December 31, 2020, 2019, and 2018
Dollar amounts in thousands unless otherwise stated
2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Allowance for funds used during construction (AFUDC)
The AFUDC represents the capitalized cost of funds used to finance the construction of the utility plant. In general, AFUDC is applied to Cal Water construction projects requiring more than one month to complete. No AFUDC is applied to projects funded by customer advances for construction, contributions in aid of construction, or applicable state-revolving fund loans. AFUDC includes the net cost of borrowed funds and a rate of return on other funds when used, and is recovered through water rates as the utility plant is depreciated.
The amount of AFUDC related to equity funds and to borrowed funds for 2020, 2019, and 2018 are shown in the table below:

	2020	2019	2018
Allowance for equity funds used during construction	$4,976	$6,685	$3,954
Allowance for borrowed funds used during construction	3,185	3,670	2,063
Total	$8,161	$10,355	$6,017
Asset Retirement Obligation
The Company has a legal obligation to retire wells in accordance with State Water Resources Control Board regulations. In addition, upon decommission of a wastewater plant or lift station certain wastewater infrastructure would need to be retired in accordance with State Water Resources Control Board regulations. An asset retirement cost and corresponding retirement obligation is recorded when a well or waste water infrastructure is placed into service. As of December 31, 2020 and 2019, the retirement obligation is estimated to be $27.8 million and $25.6 million, respectively. The retirement obligation is recorded as part of "Other long-term liabilities" within the Consolidated Balance Sheet. The change only impacted the consolidated balance sheets as the Company recognizes a regulatory asset or liability for the timing differences between the recognition of expenses and costs recovered through the ratemaking process.
Cash, Cash Equivalents, and Restricted Cash
Cash and cash equivalents include highly liquid investments with remaining maturities of three months or less at the time of acquisition. In 2020 and 2019, restricted cash includes $0.6 million, of proceeds collected through a surcharge on certain customers' bills plus interest earned on the proceeds and is used to service California Safe Drinking Water Bond obligations.
The following table provides a reconciliation of cash, cash equivalents, and restricted cash within the Consolidated Balance Sheets that total to the amounts shown on the Consolidated Statements of Cash Flows:

	December 31, 2020	December 31, 2019
Cash and cash equivalents	44,555	42,653
Restricted cash (included in "taxes, prepaid expenses, and other assets")	574	645
Total cash, cash equivalents, and restricted cash shown in the statements of cash flows	$45,129	$43,298

CALIFORNIA WATER SERVICE GROUP
Notes to Consolidated Financial Statements (Continued)
December 31, 2020, 2019, and 2018
Dollar amounts in thousands unless otherwise stated
2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Regulatory Assets and Liabilities
Because the Company operates almost exclusively in a regulated business, the Company is subject to the accounting standards for regulated utilities. The Commissions in the states in which the Company operates establish rates that are designed to permit the recovery of the cost of service and a return on investment. The Company capitalizes and records regulatory assets for costs that would otherwise be charged to expense if it is probable that the incurred costs will be recovered in future rates. Regulatory assets are amortized over the future periods that the costs are expected to be recovered. If costs expected to be incurred in the future are currently being recovered through rates, the Company records those expected future costs as regulatory liabilities. In general, the Company does not earn a return on regulatory assets if the related costs do not accrue interest. Accordingly, the Company earns a return only on its regulatory assets for net WRAM and MCBA, PCBA, HCBA, and IRMA receivables. In addition, the Company records regulatory liabilities when the Commissions require a refund to be made to the Company's customers over future periods.
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
See Note 4 - Regulatory Assets and Liabilities for details of the Company's regulatory assets and liabilities.
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
Goodwill is measured as the excess of the cost of an acquisition over the sum of the amounts assigned to identifiable assets acquired less liabilities assumed. Goodwill is not amortized but instead is reviewed annually at November 30th for impairment or more frequently if impairment indicators arise. The impairment test is performed at the reporting unit level using fair-value based approach in which the fair value of the reporting unit is compared to the reporting unit's carrying value. If the fair value of the reporting unit is less than its carrying amount, then an impairment loss is recognized equal to the difference.
Long-Term Debt Premium, Discount and Expense
The premiums, discounts, and issuance expenses on long-term debt are amortized over the original lives of the related debt on a straight-line basis which approximates the effective interest method. Premiums paid on the early redemption of certain debt and the unamortized original issuance discount and expense are amortized over the life of new debt issued in conjunction with the early redemption. Amortization expense included in interest expense for 2020, 2019, and 2018 was $0.4 million, $0.7 million, and $1.1 million, respectively.

CALIFORNIA WATER SERVICE GROUP
Notes to Consolidated Financial Statements (Continued)
December 31, 2020, 2019, and 2018
Dollar amounts in thousands unless otherwise stated
2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Advances for Construction
Advances for construction consist of payments received from developers for installation of water production and distribution facilities to serve new developments. Advances are excluded from rate base for rate setting purposes. Annual refunds are made to developers without interest. Advances of $195.6 million, and $191.1 million at December 31, 2020 and 2019, respectively, will be refunded primarily over a 40-year period in equal annual amounts. Estimated refunds of advances are shown in the table below.

Year Ending December 31,	Refunds of Advances
2021	$8,935
2022	8,841
2023	8,791
2024	8,689
2025	8,434
Thereafter	151,935
Total refunds	$195,625
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
With the enactment of the TCJA, Contributions in Aid of Construction received from developers after December 22, 2017 became taxable for federal income tax purposes.
The accounting standards for accounting for uncertainty in income taxes allows the inclusion of interest and penalties related to uncertain tax positions as a component of income taxes. (see Note 11 - Income Taxes).
Workers' Compensation
For workers' compensation, the Company estimates the liability associated with claims submitted and claims not yet submitted based on historical data. Expenses for workers compensation insurance are included in rates on a pay-as-you-go basis. Therefore, a corresponding regulatory asset has been recorded.

CALIFORNIA WATER SERVICE GROUP
Notes to Consolidated Financial Statements (Continued)
December 31, 2020, 2019, and 2018
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

	2020	2019	2018
	(In thousands, except per share data)
Net income available to common stockholders	$96,831	$63,116	$65,584
Weighted average common shares, basic	49,274	48,168	48,060
Weighted average common shares, dilutive	49,274	48,168	48,060
Earnings per share—basic	$1.97	$1.31	$1.36
Earnings per share—diluted	$1.97	$1.31	$1.36
Stock-based Compensation
Stock-based compensation cost is measured at the grant date based on the fair value of the award. The Company recognizes compensation expense on a straight-line basis over the requisite service period, which is the vesting period.
Comprehensive Income or Loss
Comprehensive income for all periods presented was the same as net income.
Accumulated Other Comprehensive Income
The Company did not have any accumulated other comprehensive income or loss transactions as of December 31, 2020 and 2019.
Adoption of New Accounting Standards in 2020
In June of 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which changed the impairment model for certain financial assets that have a contractual right to receive cash, including trade and loan receivables. The new model required recognition based upon an estimation of expected credit losses rather than recognition of losses when it is probable that they have been incurred. ASU 2016-13 was effective for annual reporting periods beginning after December 15, 2019, with early adoption permitted. The Company adopted the standard utilizing the modified retrospective method for its trade receivables, unbilled revenue, and other receivables on January 1, 2020. Based on the composition of the Company’s trade receivables, unbilled revenue, and other receivables and expected future losses, the adoption of ASU 2016-13 did not have a material impact on its consolidated financial statements.
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
December 31, 2020, 2019, and 2018
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
In August of 2018, the FASB issued ASU No. 2018-14, an amendment to ASC 715, Compensation - Retirement Benefits - General (subtopic 715-20) Disclosure Framework: Changes to the Disclosure Requirements for Defined Benefit Plans, which modifies the disclosures required for defined benefit pension and other postretirement benefit plans. ASU 2018-14 removed disclosures that are no longer considered cost-beneficial, clarified the specific requirements of certain disclosures and added new disclosure requirements identified as relevant. The guidance was effective for fiscal years ending after December 15, 2020, with early adoption permitted. The Company adopted the standard in 2020 and applied the amendments to the footnote disclosures on a retrospective basis. The amendments did not have material impact on the Company's footnote disclosures.
3 OTHER INCOME AND EXPENSES
The Company conducts various non-regulated activities as reflected in the table below:

	2020		2019		2018
	Revenue	Expense	Revenue	Expense	Revenue	Expense
Operating and maintenance	$11,481	$13,551	$12,655	$13,791	$10,392	$11,895
Leases	2,398	48	2,279	35	2,467	135
Design and construction	802	704	1,745	1,612	1,273	1,202
Meter reading and billing	458	109	412	163	391	157
Interest income	52	—	92	—	133	—
Change in value of life insurance contracts (gain) loss	—	(4,293)	—	(5,104)	—	2,340
Other non-regulated income and expenses	1,731	4,181	2,022	3,372	3,616	7,058
Total	$16,922	$14,300	$19,205	$13,869	$18,272	$22,787
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

CALIFORNIA WATER SERVICE GROUP
Notes to Consolidated Financial Statements (Continued)
December 31, 2020, 2019, and 2018
Dollar amounts in thousands unless otherwise stated

4 REGULATORY ASSETS AND LIABILITIES
Regulatory assets and liabilities were comprised of the following as of December 31:

	Recovery Period	2020	2019
Regulatory Assets
Pension and retiree group health	Indefinitely	$59,588	$208,321
Property-related temporary differences (tax benefits flowed through to customers)	Indefinitely	120,365	104,931
Other accrued benefits	Indefinitely	21,692	20,030
Net WRAM and MCBA long-term accounts receivable	1-2 years	33,136	25,465
Asset retirement obligations, net	Indefinitely	21,110	19,567
IRMA long-term accounts receivable	1-2 years	14,705	4,642
Tank coating	10 years	14,018	13,535
Recoverable property losses	9 years	4,531	5,000
PCBA	1 year	19,647	21,465
Other components of net periodic benefit cost	Indefinitely	6,736	5,145
General district balancing account receivable	1 year	1,830	425
Low-income rate assistance (LIRA) and Rate support fund (RSF) accounts receivable	1 year	5,310	787
Other regulatory assets	Various	2,708	4,009
Total Regulatory Assets		$325,376	$433,322
Regulatory Liabilities
Future tax benefits due to customers		$151,011	$194,501
Retiree group health		18,472	—
HCBA		5,320	4,271
Conservation program		3,837	2,742
Net WRAM and MCBA long-term payable		479	211
1,2,3 trichloropropane settlement proceeds		—	8,426
Other regulatory liabilities		1,599	1,262
Total Regulatory Liabilities		$180,718	$211,413
`The Company's pension and retiree group health regulatory asset represents the unfunded obligation of the Company’s pension and postretirement benefit plans which the Company expects to recover from customers in the future for these plans. The retiree group health regulatory liability represents the overfunded obligation of the Company’s postretirement benefit plans which the Company expects to refund to customers in the future. These plans are discussed in further detail in Note 12.
The PCBA regulatory asset and the HCBA regulatory liability represent incurred pension and healthcare costs that exceeded/was below the cost recovery in rates and is recoverable/refundable from/to customers. The other components of net periodic benefit cost regulatory asset are authorized by the Commissions and are probable for rate recovery through the capital program.
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

CALIFORNIA WATER SERVICE GROUP
Notes to Consolidated Financial Statements (Continued)
December 31, 2020, 2019, and 2018
Dollar amounts in thousands unless otherwise stated
4 REGULATORY ASSETS AND LIABILITIES (Continued)
Other accrued benefits are accrued benefits for vacation, self-insured workers' compensation, and directors' retirement benefits. The net WRAM and MCBA long-term accounts receivable is the under-collected portion of recorded revenues that are not expected to be collected from customers within 12 months. The IRMA long-term accounts receivables is the additional amount the Company would have billed customers in 2020 had the 2018 GRC been approved on time.
The asset retirement obligation regulatory asset represents the difference between costs associated with asset retirement obligations and amounts collected in rates. Tank coating represents the maintenance costs for tank coating projects that are recoverable from customers.
The LIRA and RSF are two programs offered by Cal Water that assist qualifying customers with their monthly water bill. The programs are funded by the customers who do not qualify for the assistance. The LIRA and RSF regulatory assets represent the amounts due from customers to fund the LIRA and RSF credits that were provided to assist qualifying customers.
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
1,2,3 trichloropropane (TCP) settlement proceeds are discussed in Note 15.
Short-term regulatory assets and liabilities are excluded from the above table. The short-term regulatory assets for 2020 and 2019 were $96.2 million and $38.2 million, respectively. The short-term regulatory assets, as of December 31, 2020, primarily consist of net WRAM and MCBA, IRMA, and PCBA receivables. As of December 31, 2019, the short-term regulatory assets consisted of net WRAM and MCBA receivables.
The short-term portion of regulatory liabilities for 2020 and 2019 were $34.6 million and $4.5 million, respectively. The short-term regulatory liabilities as of December 31, 2020, primarily consist of TCJA and HCBA refunds and TCP settlement proceeds. As of December 31, 2019, the short-term regulatory liabilities primarily consist of TCP settlement proceeds, tax accounting memorandum account refunds, and cost of capital memorandum account refunds
5 INTANGIBLE ASSETS
As of December 31, 2020 and 2019, intangible assets that will continue to be amortized and those not amortized were:

	Weighted Average Amortization Period (years)	2020			2019
		Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Amortized intangible assets:
Water pumping rights	usage	$1,084	$122	$962	$1,084	$116	$968
Water planning studies	12	20,686	14,119	6,567	18,475	12,950	5,525
Leasehold improvements and other	21	1,930	1,206	724	1,519	889	630
Total		$23,700	$15,447	$8,253	$21,078	$13,955	$7,123
Unamortized intangible assets:
Perpetual water rights and other		$3,867	$—	$3,867	$3,776	$—	$3,776
Water pumping rights usage is the amount of water pumped from aquifers to be treated and distributed to customers.
For the year ended December 31, 2020, 2019, and 2018, amortization of intangible assets was $1.1 million, $1.5 million, $1.7 million, respectively.

CALIFORNIA WATER SERVICE GROUP
Notes to Consolidated Financial Statements (Continued)
December 31, 2020, 2019, and 2018
Dollar amounts in thousands unless otherwise stated
5 INTANGIBLE ASSETS (Continued)
Estimated future amortization expense related to intangible assets are shown in the table below:

Year Ending December 31,	Estimated Future Amortization Expense Related to Intangible Assets
2021	$1,168
2022	1,055
2023	867
2024	726
2025	599
Thereafter	3,838
Total	$8,253
6 PREFERRED STOCK
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
7 COMMON STOCKHOLDERS' EQUITY
As of December 31, 2020 and 2019, 50,333,655 shares and 48,532,199 shares, respectively, of common stock were issued and outstanding.
Effective January 1, 2019, the Company implemented an Employee Stock Purchase Plan (ESPP). Under the ESPP, qualified employees are permitted to purchase the Company’s common stock at 90% of the market value of the common stock on the specified stock purchase date. The ESPP is deemed compensatory and compensation costs will be accounted for under ASC 718, Stock Compensation. Employees’ payroll deductions for common stock purchases may not exceed 10% of their salaries. Employees may purchase up to 2,000 shares per period provided that the value of the shares purchased in any calendar year may not exceed $25,000, as calculated pursuant to the ESPP. The Company's recorded expense was $0.2 million for 2020 and 2019. The Company has issued 43,332 and 35,281 shares of common stock related to the ESPP in 2020 and 2019, respectively.
On October 31, 2019, the Company entered into an equity distribution agreement to sell shares of its common stock having an aggregate gross sales price of up to $300.0 million from time to time depending on market conditions through an at-the-market equity program over the next three years. The Company intends to use the net proceeds from these sales, after deducting commissions on such sales and offering expenses, for general corporate purposes, which may include working capital, construction and acquisition expenditures, investments and repurchases, and redemptions of securities. In 2020, the Company sold 1,710,779 shares of common stock through the at-the-market equity program and raised proceeds of $81.8 million net of $0.8 million in commissions paid under the equity distribution agreement. In 2019, the Company sold 381,105 shares of common stock through the at-the-market equity program and raised proceeds of $19.3 million net of $0.2 million in commissions paid under the equity distribution agreement. The Company also incurred $0.1 million and $0.5 million of equity issuance costs in 2020 and 2019, respectively.
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

CALIFORNIA WATER SERVICE GROUP
Notes to Consolidated Financial Statements (Continued)
December 31, 2020 and 2019
Dollar amounts in thousands unless otherwise stated
8 SHORT-TERM BORROWINGS
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
As of December 31, 2020 and 2019, the outstanding borrowings on the Company lines of credit were $100.0 million and $55.1 million, respectively. The borrowings on the Cal Water lines of credit was $270.0 million and $120.0 million as of December 31, 2020 and 2019, respectively. The average borrowing rate for borrowings on the Company and Cal Water lines of credit during 2020 was 1.54% compared to 3.23% for the same period last year.

CALIFORNIA WATER SERVICE GROUP
Notes to Consolidated Financial Statements (Continued)
December 31, 2020 and 2019
Dollar amounts in thousands unless otherwise stated

9 LONG-TERM DEBT
As of December 31, 2020 and 2019, long-term debt outstanding was:

	Series	Interest Rate	Maturity Date	2020	2019
First Mortgage Bonds	YYY	4.170%	2059	$200,000	$200,000
	WWW	4.070%	2049	100,000	100,000
	VVV	3.400%	2029	100,000	100,000
	TTT	4.610%	2056	10,000	10,000
	SSS	4.410%	2046	40,000	40,000
	QQQ	3.330%	2025	50,000	50,000
	RRR	4.310%	2045	50,000	50,000
	PPP	5.500%	2040	100,000	100,000
	AAA	7.280%	2025	20,000	20,000
	BBB	6.770%	2028	20,000	20,000
	CCC	8.150%	2030	20,000	20,000
	DDD	7.130%	2031	20,000	20,000
	EEE	7.110%	2032	20,000	20,000
	GGG	5.290%	2022	3,636	5,455
	HHH	5.290%	2022	3,636	5,455
	III	5.540%	2023	2,728	3,636
	OOO	6.020%	2031	20,000	20,000
	CC	9.860%	2020	—	16,700
Total First Mortgage Bonds				780,000	801,246
California Department of Water Resources Loans		3.0%	2027 - 2039	5,148	5,604
Other long-term debt				5,569	6,465
Unamortized debt issuance costs				(4,490)	(4,693)
Total long-term debt, net of unamortized debt issuance costs				786,227	808,622
Less current maturities of long-term debt, net				5,127	21,868
Long-term debt, net				$781,100	$786,754

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
On October 4, 2011, Cal Water entered into a capital lease arrangement with the City of Hawthorne to operate the City's water system for a 15-year period. The $4.6 million and $5.2 million capital lease liability as of December 31, 2020 and 2019, respectively, is included in other long-term debt and current maturities set forth above.

CALIFORNIA WATER SERVICE GROUP
Notes to Consolidated Financial Statements (Continued)
December 31, 2020, 2019, and 2018
Dollar amounts in thousands unless otherwise stated
10 OTHER ACCRUED LIABILITIES
As of December 31, 2020 and 2019, other accrued liabilities were:

	2020	2019
Accrued and deferred compensation	$19,473	$22,543
Accrued benefits and workers' compensation claims	5,733	6,241
Unearned revenue and customer deposits	2,172	2,024
Due to contracts and agencies	3,305	3,325
Current portion of operating lease	1,757	1,452
Other	4,123	2,988
Total other accrued liabilities	$36,563	$38,573
11 INCOME TAXES
Income tax expense (benefit) consisted of the following:

	Federal	State	Total
2020
Current	$—	$3	$3
Deferred	14,692	(2,677)	12,015
Total income tax	$14,692	$(2,674)	$12,018
2019
Current	$—	$3	$3
Deferred	15,582	2,086	17,668
Total income tax	$15,582	$2,089	$17,671
2018
Current	$—	$3	$3
Deferred	15,995	(126)	15,869
Total income tax	$15,995	$(123)	$15,872
The Company's 2020, 2019 and 2018 qualified tax repairs and maintenance deductions totaled $164.0 million, $70.0 million, and $102.0 million, respectively.
At December 31, 2020, the Company had U.S. federal and U.S. state tax net operating loss carryforwards of approximately $140.8 million and $181.3 million respectively. The U.S. federal and U.S. state net operating loss carryforwards will expire at various dates beginning in tax years 2027 and 2028, respectively.
As of December 31, 2020, the California Enterprise Zone (EZ) credit was $4.2 million net of federal tax benefit for qualified property purchased before January 1, 2015, and placed in service before January 1, 2016. The Company has carry-forward California EZ credits of $2.2 million net of federal tax benefit. Unused State of California EZ credits can carry-forward until 2024.

CALIFORNIA WATER SERVICE GROUP
Notes to Consolidated Financial Statements (Continued)
December 31, 2020, 2019, and 2018
Dollar amounts in thousands unless otherwise stated
11 INCOME TAXES (Continued)
The difference between the recorded and the statutory income tax expense is reconciled in the table below:

	2020	2019	2018
Statutory income tax	$22,858	$16,965	$17,105
Increase (reduction) in taxes due to:
State income taxes net of federal tax benefit	7,598	5,639	5,685
Effect of regulatory treatment of fixed asset differences	(9,201)	(3,696)	(5,954)
Investment tax credits	(74)	(74)	(74)
AFUDC equity	(1,392)	(1,870)	(1,106)
Share based stock compensation	523	302	(278)
TCJA refund	(9,470)	—	—
Other	1,176	405	494
Total income tax	$12,018	$17,671	$15,872
The effect of regulatory treatment of fixed asset differences includes estimated repair and maintenance deductions and asset related flow through items.
On December 22, 2017, the U.S. government enacted expansive tax legislation commonly referred to as the TCJA. Among other provisions, the TCJA reduces the federal income tax rate from 35 percent to 21 percent beginning on January 1, 2018 and eliminated bonus depreciation for utilities. The TCJA required the Company to re-measure all existing deferred income tax assets and liabilities to reflect the reduction in the federal tax rate. A TCJA refund of $108.0 million was recorded on December 31, 2017.
During 2020, the Company analyzed its deferred tax balances, tax regulatory asset and tax regulatory liability based on 2018 GRC approved rates. As of December 31, 2020, the TCJA refund was $105.0 million. The Company continued working with other state regulators to finalize the refund to ensure compliance with federal normalization rules.

CALIFORNIA WATER SERVICE GROUP
Notes to Consolidated Financial Statements (Continued)
December 31, 2020, 2019, and 2018
Dollar amounts in thousands unless otherwise stated
11 INCOME TAXES (Continued)
The deferred tax assets and deferred tax liabilities as of December 31, 2020 and 2019, are presented in the following table:

	2020	2019
Deferred tax assets:
Developer deposits for contributions in aid of construction	$29,491	$25,114
Net operating loss carryforward and tax credits	37,326	11,029
Pension liability	12,031	10,095
Income tax regulatory liability	41,151	47,196
Operating leases liabilities	4,372	4,024
Other	2,812	2,975
Total deferred tax assets	127,183	100,433
Deferred tax liabilities:
Property related basis and depreciation differences	350,923	297,470
WRAM/MCBA and interim rates balancing accounts	39,107	17,771
Operating lease-right to use asset	4,362	4,030
Other	8,823	3,752
Total deferred tax liabilities	403,215	323,023
Net deferred tax liabilities	$276,032	$222,590
A valuation allowance was not required at December 31, 2020 and 2019. Based on historical taxable income and future taxable income projections over the period in which the deferred assets are deductible, management believes it is more likely than not that the Company will realize the benefits of the deductible differences.
The following table reconciles the changes in unrecognized tax benefits:

	December 31, 2020	December 31, 2019	December 31, 2018
Balance at beginning of year	$11,008	$9,716	$11,058
Additions for tax positions taken during current year	2,952	1,292	1,787
Reduction to prior year tax position	—	—	(3,129)
Balance at end of year	$13,960	$11,008	$9,716
The Company does not expect a material change in its unrecognized tax benefits within the next 12 months. The component of unrecognized tax benefits that, if recognized, would affect the effective tax rate as of December 31, 2020, was $3.7 million, with the remaining balance representing the potential deferral of taxes to later years.
The Company's federal income tax years subject to an examination are from 2013 to 2020 and the state income tax years subject to an examination are from 2012 to 2020.

CALIFORNIA WATER SERVICE GROUP
Notes to Consolidated Financial Statements (Continued)
December 31, 2020, 2019, and 2018
Dollar amounts in thousands unless otherwise stated
12 EMPLOYEE BENEFIT PLANS
Savings Plan
The Company sponsors a 401(k) qualified defined contribution savings plan that allows participants to contribute up to 20% of pre-tax compensation. Effective January 1, 2010, the Company matches 75 cents for each dollar contributed by the employee up to a maximum Company match of 6.0% of base salary. Company contributions were $6.5 million for the years 2020 and 2019, respectively, and $6.0 million for 2018.
Pension Plans
The Company provides a qualified, defined-benefit, non-contributory pension plan for substantially all employees. The accumulated benefit obligations of the pension plan are $622.0 million and $615.5 million as of December 31, 2020 and 2019, respectively. The fair value of pension plan assets was $716.8 million and $573.6 million as of December 31, 2020 and 2019, respectively.
Prior to 2010, pension payment obligations were generally funded by the purchase of an annuity from a life insurance company. Beginning in 2010, the pension plan trust pays monthly benefits to retirees, rather than the purchase of an annuity.
The Company also maintains an unfunded, non-qualified, supplemental executive retirement plan (SERP). The unfunded SERP accumulated benefit obligations were $78.0 million and $71.8 million as of December 31, 2020 and 2019, respectively. Benefit payments under the supplemental executive retirement plan are paid currently.
Expected payments to be made for the pension and SERP plans are shown in the table below:

Year Ending December 31,	Pension	SERP	Total
2021	$15,115	$2,057	$17,172
2022	16,694	2,192	18,886
2023	18,337	2,339	20,676
2024	20,008	2,514	22,522
2025	21,729	2,706	24,435
2026-2030	134,864	17,001	151,865
Total payments	$226,747	$28,809	$255,556
The expected benefit payments are based upon the same assumptions used to measure the Company's benefit obligation at December 31, 2020, and include estimated future employee service.
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
The Company records the costs of postretirement benefits other than pensions (PBOP) during the employees' years of active service. Postretirement benefit expense recorded in 2020, 2019, and 2018, was $5.2 million, $7.9 million, and $8.8 million, respectively. The remaining net periodic benefit cost was $1.5 million at December 31, 2020, and is being recovered through future customer rates and is recorded as a regulatory asset.

CALIFORNIA WATER SERVICE GROUP
Notes to Consolidated Financial Statements (Continued)
December 31, 2020, 2019, and 2018
Dollar amounts in thousands unless otherwise stated
12 EMPLOYEE BENEFIT PLANS (Continued)
The expected benefit payments, net of retiree premiums and Medicare Part D subsidies, are shown in the table below.

Year Ending December 31,	Expected Benefit Payments Before Medicare Part D Subsidy	Effect of Medicare Part D Subsidy on Expected Benefit Payments	Expected Benefit Payments Net of Medicare Part D Subsidy
2021	$3,462	$(303)	$3,159
2022	3,775	(337)	3,438
2023	4,140	(369)	3,771
2024	4,619	(399)	4,220
2025	4,896	(439)	4,457
2026-2030	28,681	(2,796)	25,885
Total payments	$49,573	$(4,643)	$44,930
Benefit Plan Assets
The Company actively manages pensions and PBOP trust (Plan) assets. The Company's investment objectives are:
•Maximize the return on the assets, commensurate with the risk that the Company deems appropriate to meet the obligations of the Plans, minimize the volatility of the pension expense, and account for contingencies;
•Generate a rate of return for the total portfolio that equals or exceeds the actuarial investment rate assumption;
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

CALIFORNIA WATER SERVICE GROUP
Notes to Consolidated Financial Statements (Continued)
December 31, 2020, 2019, and 2018
Dollar amounts in thousands unless otherwise stated
12 EMPLOYEE BENEFIT PLANS (Continued)
The Company uses the following criteria to select investment funds:
•Fund past performance;
•Fund meets criteria of Employee Retirements Income Security Act (ERISA);
•Timeliness and completeness of fund communications and reporting to investors;
•Stability of fund management company;
•Fund management fees; and
•Administrative costs incurred by the Plan.
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

CALIFORNIA WATER SERVICE GROUP
Notes to Consolidated Financial Statements (Continued)
December 31, 2020, 2019, and 2018
Dollar amounts in thousands unless otherwise stated
12 EMPLOYEE BENEFIT PLANS (Continued)
The following tables present the fair value of plan assets by major asset category at December 31, 2020 and 2019:

	December 31, 2020
	Pension Benefits				Other Benefits
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Fixed Income	$108,695	$—	$—	$108,695	$54,731	$—	$—	$54,731
Domestic Equity: Small/Mid Cap Stocks	57,201	—	—	57,201	—	—	—	—
Domestic Equity: Large Cap Stocks	195,497	—	—	195,497	92,326	—	—	92,326
Non U.S. Equities	44,342	—	—	44,342	—	—	—	—
Assets measured at net asset value (NAV)				311,059				—
Total Plan Assets	$405,735	$—	$—	$716,794	$147,057	$—	$—	$147,057

	December 31, 2019
	Pension Benefits				Other Benefits
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Fixed Income	$91,231	$—	$—	$91,231	$50,277	$—	$—	$50,277
Domestic Equity: Small/Mid Cap Stocks	43,238	—	—	43,238	—	—	—	—
Domestic Equity: Large Cap Stocks	155,645	—	—	155,645	78,277	—	—	78,277
Non U.S. Equities	28,874	—	—	28,874	—	—	—
Assets measured at NAV				254,587				—
Total Plan Assets	$318,988	$—	$—	$573,575	$128,554	$—	$—	$128,554
The pension benefits fixed income category includes $9.6 million and $8.9 million of money market fund investments as of December 31, 2020 and 2019, respectively. The other benefits fixed income category includes $3.1 million and $4.5 million of money market fund investments as of December 31, 2020 and 2019, respectively.
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

CALIFORNIA WATER SERVICE GROUP
Notes to Consolidated Financial Statements (Continued)
December 31, 2020, 2019, and 2018
Dollar amounts in thousands unless otherwise stated
12 EMPLOYEE BENEFIT PLANS (Continued)
Changes in Plan Assets, Benefits Obligations, and Funded Status
The following table reconciles the funded status of the plans with the accrued pension liability and the net postretirement benefit liability as of December 31, 2020 and 2019:

	Pension Benefits		Other Benefits
	2020	2019	2020	2019
Change in projected benefit obligation:
Beginning of year	$812,029	$639,921	$150,515	$127,204
Service cost	36,002	26,718	7,945	7,475
Interest cost	25,741	26,966	4,305	5,441
Actuarial (gain) loss (1)	(23,470)	133,230	(30,485)	11,701
Plan amendment	(833)	—	—	—
Benefits paid, net of retiree premiums	(15,530)	(14,806)	(1,622)	(1,306)
End of year	$833,939	$812,029	$130,658	$150,515
Change in plan assets:
Fair value of plan assets at beginning of year	$573,575	$469,774	$128,554	$102,625
Actual return on plan assets	121,751	97,811	13,272	19,730
Employer contributions	36,998	20,796	6,853	7,505
Retiree contributions and Medicare part D subsidies	—	—	2,075	1,874
Benefits paid	(15,530)	(14,806)	(3,849)	(3,180)
Other adjustments	—	—	152	—
Fair value of plan assets at end of year	$716,794	$573,575	$147,057	$128,554
Funded status (2)	$(117,145)	$(238,454)	$16,399	$(21,961)
Unrecognized actuarial loss	52,816	177,750	(20,699)	15,822
Unrecognized prior service cost	5,181	10,242	1,932	2,129
Net amount recognized	$(59,148)	$(50,462)	$(2,368)	$(4,010)
_______________________________________________________________________________

1.The actuarial gain for pension and other benefits in 2020 was due to a decrease in the cost of living adjustment, the use of an updated mortality assumption in determining the benefit obligation, and a reduction in anticipated health care trend (Other benefits only) partially offset by actuarial losses due to a lower discount rate and a higher rate of compensation increases (Pension benefits only) used in the calculation. The actuarial losses in 2019 for both pension and other benefits was due to a decrease in the discount rate used in determining the benefit obligation.
2.The short-term portion of the pension benefits was $2.1 million as of December 31, 2020 and December 31, 2019 and is recorded as part of other accrued liabilities on the Company's 2020 and 2019 Consolidated Balance Sheets.

CALIFORNIA WATER SERVICE GROUP
Notes to Consolidated Financial Statements (Continued)
December 31, 2020, 2019, and 2018
Dollar amounts in thousands unless otherwise stated
12 EMPLOYEE BENEFIT PLANS (Continued)
Amounts recognized on the balance sheet consist of:

	Pension Benefits		Other Benefits
	2020	2019	2020	2019
Noncurrent assets	$—	$—	$16,399	$—
Accrued benefit costs	(104)	62	(1,782)	(2,441)
Accrued benefit liability	(117,145)	(238,454)	—	(21,961)
Regulatory assets	58,101	187,930	1,487	20,392
Regulatory liabilities	—	—	(18,472)	—
Net amount recognized	$(59,148)	$(50,462)	$(2,368)	$(4,010)
Valuation Assumptions
Below are the actuarial assumptions used in determining the benefit obligation for the benefit plans:

	Pension Benefits		Other Benefits
	2020	2019	2020	2019
Weighted average assumptions as of December 31:
Discount rate - pension plan	3.08%	3.20%	3.03%	3.25%
Discount rate - SERP	2.97%	3.20%	—	—
Long-term rate of return on plan assets	6.50%	6.25%	6.00%	5.50%
Rate of compensation increases - pension plan	4.00%	3.25%	—	—
Rate of compensation increases - SERP	5.00%	3.75%	—	—
Cost of living adjustment	2.10%	2.50%	—	—
For December 31, 2020 measurement purposes, the Company assumed a 5.5% annual rate of increase for 2020 in the per capita cost of covered benefits with rate decreasing to 5.0% by 2023, then gradually grading down to 3.8% over the next 40 years.
In 2020, the Company changed both the yield curve used to develop the discount rate and the method used to estimate the service and interest cost components of net periodic pension cost. The new yield curve used a higher-yielding subset of bonds that the Company believes will better approximate the rate at which the obligations could be effectively settled, currently. The new method uses the spot rate approach to estimate the service and interest costs by applying the specific spot rates along the yield curve used to determine the benefit obligation to the relevant projected cash outflows. Previously, these cost components were determined using a single-weighted average discount rate. This change does not affect the measurement of the projected benefit obligation. The Company made this change to provide a more precise measurement of service and interest costs by improving the correlation between projected benefit cash flows to the corresponding spot rates. The Company has accounted for this change as a change in accounting estimate and accordingly has accounted for it prospectively.
The long-term rate of return assumption is the expected rate of return on a balanced portfolio invested roughly 60% in equities and 40% in fixed income securities. Returns on equity investments were estimated based on estimates of dividend yield and real earnings added to a 2.10% long-term inflation rate. For the pension plans, the assumed returns were 8.18% for domestic equities and 9.17% for foreign equities. For the other benefits plan, the assumed returns was 7.86% for domestic equities. Returns on fixed-income investments were projected based on investment maturities and credit spreads added to a 2.10% long-term inflation rate. For the pension and other benefit plans, the assumed returns were 3.44% for fixed income investments and 2.57% for short-term cash investments. The average return for the pension and other benefit plans for the last 5 and 10 years was 11.90% and 9.40%, respectively. The Company is using a long-term rate of return of 6.50% for the pension plan and 6.00% for the other benefit plan, which is between the 25th and 75th percentile of expected results.
In 2020, the Company used the Society of Actuaries' Pri-2012 Total Dataset Mortality Tables for private-sector retirement plans in the United States and Mortality Improvement Scale (MP-2020) with adjustments to long-term improvements for measuring retirement plan obligations.

CALIFORNIA WATER SERVICE GROUP
Notes to Consolidated Financial Statements (Continued)
December 31, 2020, 2019, and 2018
Dollar amounts in thousands unless otherwise stated
12 EMPLOYEE BENEFIT PLANS (Continued)
Components of Net Periodic Benefit Cost
Net periodic benefit costs for the pension and other postretirement plans for the years ended December 31, 2020 and 2019, included the following components:

	Pension Plan			Other Benefits
	2020	2019	2018	2020	2019	2018
Service cost	$36,002	$26,718	$29,027	$7,945	$7,475	$8,317
Interest cost	25,741	26,966	23,994	4,305	5,441	4,873
Expected return on plan assets	(33,086)	(30,285)	(27,702)	(7,236)	(5,794)	(5,639)
Net amortization and deferral	17,027	10,975	16,233	197	758	1,281
Net periodic benefit cost	$45,684	$34,374	$41,552	$5,211	$7,880	$8,832
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
Below are the actuarial assumptions used in determining the net periodic benefit costs for the benefit plans, which uses the end of the prior year as the measurement date:

	Pension Benefits		Other Benefits
	2020	2019	2020	2019
Weighted average assumptions as of December 31:
Discount rate	3.20%	4.20%	3.25%	4.25%
Long-term rate of return on plan assets	6.25%	6.50%	5.50%	5.50%
Rate of compensation increases - pension plan	3.25%	3.25%	—	—
Rate of compensation increases - SERP	3.75%	3.75%	—	—
Cost of living adjustment	2.50%	2.50%
The health care cost trend rate assumption has a significant effect on the amounts reported. For 2020 measurement purposes, the Company assumed a 5.5% annual rate of increase in the per capita cost of covered benefits with the rate decreasing to 5.0% by 2023, then gradually grading down to 4.0% over the next 53 years.
The Company intends to make annual contributions that meet the funding requirements of ERISA. The Company estimates in 2021 that the annual contribution to the pension plans will be $23.5 million and the annual contribution to the other postretirement plan will be $2.2 million.

CALIFORNIA WATER SERVICE GROUP
Notes to Consolidated Financial Statements (Continued)
December 31, 2020, 2019, and 2018
Dollar amounts in thousands unless otherwise stated
13 STOCK-BASED COMPENSATION PLANS
The Company's equity incentive plan was approved and amended by stockholders on April 27, 2005 and May 20, 2014. The Company is authorized to issue awards up to 2,000,000 shares of common stock.
During 2020, the Company granted RSAs of common stock to Officers and to the Board of Directors. An RSA share represents the right to receive a share of the Company's common stock and is valued based on the fair market value of the Company's common stock at the date of grant. RSAs granted to Officers vest over 36 months with the first year cliff vesting. In general, RSAs granted to Board of Directors vest at the end of 12 months. The RSAs are recognized as expense evenly over 36 months for the shares granted to Officers and 12 months for the shares granted to Board of Directors. As of December 31, 2020, there was approximately $1.5 million of total unrecognized compensation cost related to RSAs. The cost is expected to be recognized over a weighted average period of 1.61 years.
A summary of the status of the outstanding RSAs as of December 31, 2020 is presented below:

	Number of RSA Shares	Weighted-Average Grant-Date Fair Value
RSAs at January 1, 2020	49,682	$47.78
Granted	39,915	51.41
Vested	(38,036)	47.33
RSAs at December 31, 2020	51,561	$50.92
During 2020, the Company granted performance-based RSUs of common stock to Officers. Each award reflects a target number shares of common stock that may be issued to the award recipient. The 2020 awards may be earned upon the completion of a 3-year performance period. Whether RSUs are earned at the end of the performance period will be determined based on the achievement of certain performance objectives set by the Board of Directors Compensation Committee in connection with the issuance of the RSUs. The performance objectives are based on the Company's business plan covering the performance period. The performance objectives include achieving the budgeted return on equity, budgeted investment in utility plant, customer service standards, employee safety standards and water quality standards. Depending on the results achieved during the 3-year performance period, the actual number of shares that a grant recipient receives at the end of the performance period may range from 0% to 200% of the target shares granted, provided that the grantee is continuously employed by the Company through the vesting date. If prior to the vesting date employment is terminated by reason of death, disability or normal retirement, then a pro rata portion of this award will vest. RSUs are not included in diluted shares until earned. The RSUs are recognized as expense ratably over the 3-year performance period using a fair market value of the Company's common share at the date of grant and an estimated number of RSUs earned during the performance period. As of December 31, 2020, there was approximately $1.8 million of total unrecognized compensation cost related to RSUs. The cost is expected to be recognized over a weighted average period of 1.21 years.
A summary of the status of the outstanding RSUs as of December 31, 2020 is presented below:

	Number of RSA Shares	Weighted-Average Grant-Date Fair Value
RSUs at January 1, 2020	86,456	$41.23
Granted	32,720	51.41
Performance criteria adjustment	12,487	47.96
Vested	(41,731)	40.10
Forfeited	(2,145)	36.75
RSUs at December 31, 2020	87,787	$46.62
The Company has recorded compensation costs for the RSAs and RSUs which are included in administrative and general operating expenses in the amount of $4.4 million for 2020 and $6.5 million for 2019.

CALIFORNIA WATER SERVICE GROUP
Notes to Consolidated Financial Statements (Continued)
December 31, 2020, 2019, and 2018
Dollar amounts in thousands unless otherwise stated

14 FAIR VALUE OF FINANCIAL INSTRUMENTS
The accounting guidance for fair value measurements and disclosures provides a single definition of fair value and requires certain disclosures about assets and liabilities measured at fair value. A hierarchical framework for disclosing the observability of the inputs utilized in measuring assets and liabilities at fair value is established by this guidance. The three levels in the hierarchy are described in Note 12 - Employee Benefit Plans.
Specific valuation methods include the following:
Cash, Accounts receivable, and accounts payable carrying amounts approximated the fair value because of the short-term maturity of the instruments.
Long-term debt fair values were estimated using the published quoted market price, if available, or the discounted cash flow analysis, based on the current rates available using a risk-free rate (a U.S. Treasury securities yield curve) plus a risk premium of 1.83%.

	December 31, 2020
		Fair Value
	Cost	Level 1	Level 2	Level 3	Total
Long-term debt, including current maturities, net	$786,227	$—	$944,447	$—	$944,447

	December 31, 2019
		Fair Value
	Cost	Level 1	Level 2	Level 3	Total
Long-term debt, including current maturities, net	$808,622	$—	$873,454	$—	$873,454
15 COMMITMENTS AND CONTINGENCIES
Commitments
Water Supply Contracts
The Company has long-term commitments to purchase water from water wholesalers. The commitments are noted in the table below.

Water Supply Contracts*
2021	$37,911
2022	37,913
2023	37,912
2024	37,911
2025	37,910
Thereafter	586,119
_______________________________________________________________________________
*    Estimated annual contractual obligations are based on the same payment levels as 2020.
Water Supply Contracts
The Company has a long-term contract with the Santa Clara Valley Water District that requires the Company to purchase minimum annual water quantities. Purchases are priced at the districts then-current wholesale water rate. The Company operates to purchase sufficient water to equal or exceed the minimum quantities under the contract. The total paid to Santa Clara Valley Water District was $15.2 million in 2020, $13.6 million in 2019, and $9.7 million in 2018.

CALIFORNIA WATER SERVICE GROUP
Notes to Consolidated Financial Statements (Continued)
December 31, 2020, 2019, and 2018
Dollar amounts in thousands unless otherwise stated
15 COMMITMENTS AND CONTINGENCIES (Continued)
The Company also has a water supply contract with Stockton East Water District (SEWD) that requires a fixed monthly payment. Each year, the fixed monthly payment is adjusted for changes to SEWD's costs. The total paid under the contract was $14.3 million in 2020, $13.3 million in 2019, and $13.7 million in 2018.
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
The Company pays a capital facilities charge and charges related to treated water that together total $9.8 million annually, which equates to $476.83 dollars per acre foot. Total treated water charge for 2020 was $3.7 million. As treated water is being delivered, the Company will also be obligated for the Company's portion of the operating costs; that portion is currently estimated to be $55.8 dollars per acre foot. The actual amount will vary due to variations from estimates, inflation, and other changes in the cost structure. Our overall estimated cost of $476.83 dollars per acre foot is less than the estimated cost of procuring untreated water (assuming water rights could be obtained) and then providing treatment.
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

CALIFORNIA WATER SERVICE GROUP
Notes to Consolidated Financial Statements (Continued)
December 31, 2020, 2019, and 2018
Dollar amounts in thousands unless otherwise stated
15 COMMITMENTS AND CONTINGENCIES (Continued)
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
Supplemental balance sheet information related to leases was as follows:

	As of December 31, 2020	As of December 31, 2019
Operating leases
Other assets: Other	$15,589	$14,402

Other accrued liabilities	$1,757	$1,452
Other long-term liabilities	13,868	12,928
Total operating lease liabilities	$15,625	$14,380

Finance leases
Depreciable plant and equipment	$18,207	$18,207
Accumulated depreciation and amortization	(10,813)	(9,644)
Net utility plant	$7,394	$8,563

Current maturities of long-term debt, net	$721	$680
Long-term debt, net	4,483	5,205
Total finance lease liabilities	$5,204	$5,885

Weighted average remaining lease term
Operating leases	135 months	152 months
Finance leases	64 months	76 months

Weighted average discount rate
Operating leases	3.5%	3.7%
Finance leases	5.5%	5.5%

CALIFORNIA WATER SERVICE GROUP
Notes to Consolidated Financial Statements (Continued)
December 31, 2020, 2019, and 2018
Dollar amounts in thousands unless otherwise stated
15 COMMITMENTS AND CONTINGENCIES (Continued)
The components of lease expense were as follows:

	2020	2019
Operating lease cost	$2,284	$1,874

Finance lease cost:
Amortization of right-of-use assets	$1,169	$1,210
Interest on lease liabilities	306	347
Total finance lease cost	$1,475	$1,557

Short-term lease cost	$2,048	$1,700
Variable lease cost	306	264
Total lease cost	$6,113	$5,395
Rent expense under the previous lease accounting standard for operating leases was $2.0 million in 2018.
Supplemental cash flow information related to leases was as follows:

	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,306	$1,820
Operating cash flows from finance leases	306	347
Financing cash flows from finance leases	680	672
Non-cash activities: right-of-use assets obtained in exchange for lease obligations:
Operating leases	3,100	2,109
Finance leases	—	672
Maturities of lease liabilities as of December 31, 2020 are as follows:

Year Ending December 31,	Operating Leases	Finance Leases
2021	$2,302	$987
2022	2,012	987
2023	1,767	1,506
2024	1,631	940
2025	1,571	940
Thereafter	10,947	705
Total lease payments	$20,230	$6,065

Less imputed interest	$(4,605)	$(861)
Total	$15,625	$5,204

CALIFORNIA WATER SERVICE GROUP
Notes to Consolidated Financial Statements (Continued)
December 31, 2020, 2019, and 2018
Dollar amounts in thousands unless otherwise stated
15 COMMITMENTS AND CONTINGENCIES (Continued)
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
As previously reported, Cal Water has filed with the City of Bakersfield, in the Superior Court of California, a lawsuit that names potentially PRPs, who manufactured and distributed products containing TCP in California. TCP has been detected in the ground water. The lawsuit seeks to recover treatment costs necessary to remove TCP. On December 20, 2017, Cal Water entered into an $85.0 million settlement agreement and release of claims with the PRPs, in California Water Service Company and City of Bakersfield v. The Dow Chemical Company, et al., Civil Case No. CIV-470999 (TCP Action). The TCP Action seeks damages and other relief related to the PRPs’ alleged contamination of drinking water supply and water wells with the chemical TCP. The proceeds from the settlement, after payment of the legal fees, was $56.0 million and will be used to reimburse a portion of the capital costs associated with Cal Water’s remediation efforts related to such alleged TCP contamination. As of December 31, 2020, Cal Water has used $46.7 million of the proceeds on remediation efforts related to the alleged TCP contamination. Under the terms of the Agreement, the PRPs are released from all claims regarding 47 of the 57 total claimed wells, and Cal Water agrees to file a dismissal with prejudice of the TCP Action. The PRPs are also released from future claims regarding TCP contamination of any other wells, unless and until Cal Water has installed granular activated carbon filtration systems or other then-approved Sate treatment technology for TCP on, or replaced, 36 wells due to TCP contamination. As of December 31, 2020, Cal Water believes the proceeds are non-taxable based upon its intent to reinvest them in qualifying assets.
Other Legal Matters
From time to time, the Company is involved in various disputes and litigation matters that arise in the ordinary course of business. The status of each significant matter is reviewed and assessed for potential financial exposure. If the potential loss from any claim or legal proceeding is considered probable and the amount of the range of loss can be estimated, a liability is accrued for the estimated loss in accordance with the accounting standards for contingencies. Legal proceedings are subject to uncertainties, and the outcomes are difficult to predict. Because of such uncertainties, accruals are based on the best information available at the time. While the outcome of these disputes and litigation matters cannot be predicted with any certainty, management does not believe when taking into account existing reserves the ultimate resolution of these matters will materially affect the Company's financial position, results of operations, or cash flows. The Company has recognized a liability of $2.6 million for all known legal matters as of December 31, 2020 primarily due to potable water main leaks and other work related legal matters. The cost of litigation is expensed as incurred and any settlement is first offset against such costs. Any settlement in excess of the cost to litigate is accounted for on a case by case basis, dependent on the nature of the settlement.
16 Acquisitions
Rainier View Water Company
On March 27, 2020, the Company’s wholly owned subsidiary, Washington Water, received regulatory approval from the WUTC for Washington Water's application for the sale and transfer of assets of Rainier View Water Company. Washington Water paid $37.6 million in cash to take control of the water system on June 1, 2020. The acquisition of Rainier View Water doubles the size of Washington Water’s operations and solidifies the Company’s position as the largest investor-owned water company in the state of Washington, regulated by the WUTC. Rainier View Water serves approximately 35,000 people in parts of Graham, Spanaway, Puyallup, Gig Harbor, and other nearby areas through approximately 18,500 customer connections in 27 water systems.

CALIFORNIA WATER SERVICE GROUP
Notes to Consolidated Financial Statements (Continued)
December 31, 2020, 2019, and 2018
Dollar amounts in thousands unless otherwise stated
16 Acquisitions (Continued)
Assets acquired were $32.6 million, including utility plant of $31.1 million, and liabilities of $23.5 million were assumed, including $21.3 million of contributions in aid of construction. Goodwill of $28.5 million was recorded and consists largely of the synergies expected from combining the operations of Rainier View Water Company and Washington Water.
The Company expects all the goodwill from the acquisition to be deductible for tax purposes.
Condensed balance sheets and pro forma results of operations for this acquisition have not been presented since the impact of the acquisition was not material.
Kalaeloa Water Company
On September 25, 2020, the Hawaii Public Utilities Commission (HPUC) approved Hawaii Water's application for the purchase of the Membership Interests of Hunt in Kalaeloa Water Company, LLC. Hawaii Water paid $3.1 million in cash to control of the water system on November 1, 2020. Kalaeloa Water Company is located in the growing Kapolei area of the City and County of Honolulu on Oahu, serves residential, commercial, and industrial customers in Kalaeloa, a 3,700-acre area located on the former Barbers Point Naval Air Station. Hawaii Water will continue to invest in local system infrastructure to keep service reliable for customers’ every day and emergency needs, and work to provide customers with continued access to safe, high-quality water and excellent customer service.
Assets acquired were $2.8 million, including utility plant of $2.1 million, and liabilities of $0.4 million were assumed. Goodwill of $0.7 million was recorded and consists largely of the synergies expected from combining the operations of Kalealoa Water Company and Hawaii Water.
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
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2020. Based on that evaluation, we concluded that our disclosure controls and procedures were effective at the reasonable assurance level.
There was no change in our internal control over financial reporting during the quarter ended December 31, 2020, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Management's Annual Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended). Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in "Internal Control—Integrated Framework (2013)". Management has concluded that, as of December 31, 2020 our internal control over financial reporting is effective based on these criteria. Our independent registered public accounting firm, Deloitte & Touche LLP, has audited the effectiveness of our internal control over financial reporting as of December 31, 2020, as stated in their report, which is included in Item 8 and incorporated herein.
Item 9B.    Other Information.
None.
PART III
Item 10.    Directors and Executive Officers and Corporate Governance.
The information required by this Item as to directors of the Company and the Company's Audit Committee is contained in the sections captioned "Board Structure," "Proposal No. 1—Election of Directors" and, as applicable, "Delinquent Section 16(a) Reports" of the definitive Proxy Statement for our Annual Meeting of Stockholders to be held on or about May 26, 2021 (the "2021 Proxy Statement"), and is incorporated herein by reference.
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
Item 11.    Executive Compensation.
The information required by this Item is contained under the captions "Compensation Discussion and Analysis," "Report of the Organization and Compensation Committee of the Board of Directors on Executive Compensation," and "Organization and Compensation Committee Interlocks and Insider Participation" of the 2021 Proxy Statement and is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this Item regarding security ownership of certain beneficial owners and management is contained in the section captioned "Stock Ownership of Management and Certain Beneficial Owners" of the 2021 Proxy Statement and is incorporated herein by reference.
The following table represents securities authorized to be issued under our equity compensation plan:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Rights (a)	Weighted-Average Exercise Price of Outstanding Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plan (Excluding Securities Reflected in Column) (a)
Equity compensation plans approved by security holders	87,787	$46.62	1,965,335
Equity compensation plans not approved by security holders	—	—	—
Total	87,787	$46.62	1,965,335
Item 13.    Certain Relationships and Related Transactions and Director Independence.
The information required by this Item is contained in the sections captioned "Certain Related Persons Transactions" and "Board Structure" of the 2021 Proxy Statement and is incorporated herein by reference.
Item 14.    Principal Accountant Fees and Services.
The information required by this Item is contained in the section captioned "Report of the Audit Committee" and "Relationship with the Independent Registered Public Accounting Firm" of the 2021 Proxy Statement and is incorporated herein by reference.
PART IV
Item 15.    Exhibits, Financial Statement Schedules.
(a)As part of this Form 10-K, the following documents are being filed:
1.Financial Statement:    See "Index to Consolidated Financial Statements" in Part II, Item 8 of this Form 10-K.
2.Financial Statement Schedules:    No financial statement schedules are being included since the information otherwise required is included in the financial statements and the notes thereto.
3.Exhibits:    The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference.
EXHIBIT INDEX
Unless filed with this Form 10-K, the documents listed are incorporated by reference to the filings referred to:

Exhibit Number
1.1
Equity Distribution Agreement, dated as of October 31, 2019, between California Water Service Group and Morgan Stanley & Co. LLC, Robert W. Baird & Co. Incorporated, Blaylock Van, LLC, and Wells Fargo Securities, LLC. (Exhibit 1.1 to Annual Report on Form 10-K for the year ended December 31, 2019)

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

Exhibit Number
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

4.5
Forty-Fourth Supplemental Indenture dated as of April 17, 2009, between California Water Service Company and U.S. Bank National Association, as Trustee, covering 6.77% First Mortgage Bonds due 2028, Series BBB. (Exhibit 4.6 to Current Report on Form 8-K filed April 21, 2009)

4.6
Forty-Fifth Supplemental Indenture dated as of April 17, 2009, between California Water Service Company and U.S. Bank National Association, as Trustee, covering 8.15% First Mortgage Bonds due 2030, Series CCC. (Exhibit 4.7 to Current Report on Form 8-K filed April 21, 2009)

4.7
Forty-Sixth Supplemental Indenture dated as of April 17, 2009, between California Water Service Company and U.S. Bank National Association, as Trustee, covering 7.13% First Mortgage Bonds due 2031, Series DDD. (Exhibit 4.8 to Current Report on Form 8-K filed April 21, 2009)

4.8
Forty-Seventh Supplemental Indenture dated as of April 17, 2009, between California Water Service Company and U.S. Bank National Association, as Trustee, covering 7.11% First Mortgage Bonds due 2032, Series EEE. (Exhibit 4.9 to Current Report on Form 8-K filed April 21, 2009)

4.9
Forty-Ninth Supplemental Indenture dated as of April 17, 2009, between California Water Service Company and U.S. Bank National Association, as Trustee, covering 5.29% First Mortgage Bonds due 2022, Series GGG. (Exhibit 4.11 to Current Report on Form 8-K filed April 21, 2009)

4.10
Fiftieth Supplemental Indenture dated as of April 17, 2009, between California Water Service Company and U.S. Bank National Association, as Trustee, covering 5.29% First Mortgage Bonds due 2022, Series HHH. (Exhibit 4.12 to Current Report on Form 8-K filed April 21, 2009)

4.11
Fifty-First Supplemental Indenture dated as of April 17, 2009, between California Water Service Company and U.S. Bank National Association, as Trustee, covering 5.54% First Mortgage Bonds due 2023, Series III. (Exhibit 4.13 to Current Report on Form 8-K filed April 21, 2009)

4.12
Fifty-Seventh Supplemental Indenture dated as of April 17, 2009, between California Water Service Company and U.S. Bank National Association, as Trustee, covering 6.02% First Mortgage Bonds due 2031, Series OOO. (Exhibit 4.19 to Current Report on Form 8-K filed April 21, 2009)

4.13
Fifty-Eighth Supplemental Indenture dated as of November 22, 2010, between California Water Service Company and U.S. Bank National Association, as Trustee, covering 5.50% First Mortgage Bonds due 2040, Series PPP. (Exhibit 4.1 to Current Report on form 8-K filed November 22, 2010).

4.14
Sixty-Second Supplemental Indenture dated as of June 11, 2019, between California Water Service Company and U.S. Bank National Association, as Trustee, covering 3.40% First Mortgage Bonds due 2029, Series VVV, 4.07% First Mortgage Bonds due 2049, Series WWW, and 4.17% First Mortgage Bonds due 2059, Series YYY (Exhibit 10.1 to the Current Report on Form 8-K filed June 18, 2019)

4.15	The Company agrees to furnish upon request to the Securities and Exchange Commission a copy of each instrument defining the rights of holders of long-term debt of the Company.
4.16	Description of securities
10.1	Water Supply Contract between Cal Water and County of Butte relating to Cal Water's Oroville District; Water Supply Contract between Cal Water and the Kern County Water Agency relating to Cal Water's Bakersfield District; Water Supply Contract between Cal Water and Stockton East Water District relating to Cal Water's Stockton District. (Exhibits 5(g), 5(h), 5(i), 5(j), Registration Statement No. 2-53678, which exhibits are incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 1974)
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

Exhibit Number
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

Exhibit Number
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

21.0	Subsidiaries of the Registrant
22.1	List of Subsidiary Issuers and Guarantors
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Chief Executive Officer certification of financial statements pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Chief Financial Officer certification of financial statements pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.0	Chief Executive Officer and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following materials from this Annual Report on Form 10-K formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Common Stockholders' Equity and (v) the Notes to the Consolidated Financial Statements.
104	The cover page from this Annual Report on Form 10-K, formatted in iXBRL (included as exhibit 101).
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
Date: February 25, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ PETER C. NELSON	Chairman, Board of Directors	Date: February 25, 2021
PETER C. NELSON

/s/ GREGORY E. ALIFF	Member, Board of Directors	Date: February 25, 2021
GREGORY E. ALIFF

/s/ TERRY P. BAYER	Member, Board of Directors	Date: February 25, 2021
TERRY P. BAYER

/s/ SHELLY M. ESQUE	Member, Board of Directors	Date: February 25, 2021
SHELLY M. ESQUE

/s/ THOMAS M. KRUMMEL	Member, Board of Directors	Date: February 25, 2021
THOMAS M. KRUMMEL, M.D.

/s/ RICHARD P. MAGNUSON	Member, Board of Directors	Date: February 25, 2021
RICHARD P. MAGNUSON

/s/ SCOTT L. MORRIS	Member, Board of Directors	Date: February 25, 2021
SCOTT L. MORRIS

/s/ CAROL M. POTTENGER	Member, Board of Directors	Date: February 25, 2021
CAROL M. POTTENGER

/s/ LESTER A. SNOW	Member, Board of Directors	Date: February 25, 2021
LESTER A. SNOW

/s/ PATRICIA K. WAGNER	Member, Board of Directors	Date: February 25, 2021
PATRICIA K. WAGNER

/s/ MARTIN A. KROPELNICKI	President and Chief Executive Officer; Principal Executive Officer; Member, Board of Directors	Date: February 25, 2021
MARTIN A. KROPELNICKI

/s/ THOMAS F. SMEGAL III	Vice President, Chief Financial Officer and Treasurer; Principal Financial Officer	Date: February 25, 2021
THOMAS F. SMEGAL III

/s/ DAVID B. HEALEY	Vice President, Corporate Controller and Assistant Treasurer; Principal Accounting Officer	Date: February 25, 2021
DAVID B. HEALEY