Form 10-Q
period 2021-03-31
CALIFORNIA WATER SERVICE GROUP
filed 2021-04-29
CIK 1035201

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit). Yes ☒  No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act:

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common shares outstanding as of March 31, 2021 — 50,835,000

PART I FINANCIAL INFORMATION
Item 1.
FINANCIAL STATEMENTS
The condensed consolidated financial statements presented in this filing on Form 10-Q have been prepared by management and are unaudited.
CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited (In thousands, except per share data)

	March 31, 2021	December 31, 2020
ASSETS
Utility plant:
Utility plant	$3,952,681	$3,890,423
Less accumulated depreciation and amortization	(1,267,745)	(1,239,865)
Net utility plant	2,684,936	2,650,558
Current assets:
Cash and cash equivalents	84,387	44,555
Receivables:
Customers, net	39,652	44,025
Regulatory balancing accounts	97,820	96,241
Other, net	19,470	20,331
Unbilled revenue, net	33,945	34,069
Materials and supplies at weighted average cost	9,201	8,831
Taxes, prepaid expenses, and other assets	17,925	17,964
Total current assets	302,400	266,016
Other assets:
Regulatory assets	328,336	325,376
Goodwill	31,390	31,842
Other assets	124,405	120,456
Total other assets	484,131	477,674
TOTAL ASSETS	$3,471,467	$3,394,248
CAPITALIZATION AND LIABILITIES
Capitalization:
Common stock, $0.01 par value; 68,000 shares authorized, 50,835 and 50,334 outstanding in 2021 and 2020, respectively	$508	$503
Additional paid-in capital	471,698	448,632
Retained earnings	457,596	472,209
Total common stockholders’ equity	929,802	921,344
Long-term debt, net	780,951	781,100
Total capitalization	1,710,753	1,702,444
Current liabilities:
Current maturities of long-term debt, net	5,136	5,127
Short-term borrowings	435,000	370,000
Accounts payable	120,549	131,725
Regulatory balancing accounts	34,215	34,636
Accrued interest	14,728	6,178
Accrued expenses and other liabilities	45,838	41,040
Total current liabilities	655,466	588,706
Deferred income taxes	275,987	276,032
Pension and postretirement benefits other than pensions	111,926	115,581
Regulatory liabilities and other	251,851	247,810
Advances for construction	197,715	195,625
Contributions in aid of construction	267,769	268,050
Commitments and contingencies (Note 10)
TOTAL CAPITALIZATION AND LIABILITIES	$3,471,467	$3,394,248
See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited (In thousands, except per share data)

For the three months ended	March 31, 2021	March 31, 2020
Operating revenue	$147,737	$125,563
Operating expenses:
Operations:
Water production costs	54,826	53,976
Administrative and general	30,369	29,680
Other operations	17,912	13,974
Maintenance	6,769	7,073
Depreciation and amortization	27,047	24,492
Income tax benefit	(101)	(3,937)
Property and other taxes	7,996	7,228
Total operating expenses	144,818	132,486
Net operating income (loss)	2,919	(6,923)
Other income and expenses:
Non-regulated revenue	5,572	3,827
Non-regulated expenses	(4,760)	(8,454)
Other components of net periodic benefit credit (cost)	2,979	(1,430)
Allowance for equity funds used during construction	544	1,614
Income tax (expense) benefit on other income and expenses	(358)	913
Net other income (loss)	3,977	(3,530)
Interest expense:
Interest expense	10,222	10,798
Allowance for borrowed funds used during construction	(294)	(944)
Net interest expense	9,928	9,854
Net loss	$(3,032)	$(20,307)
Loss per share:
Basic	$(0.06)	$(0.42)
Diluted	(0.06)	(0.42)
Weighted average shares outstanding:
Basic	50,440	48,583
Diluted	50,440	48,583
 See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited (In thousands)

For the three months ended	March 31, 2021	March 31, 2020
Operating activities:
Net loss	$(3,032)	$(20,307)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	27,669	25,093
Change in value of life insurance contracts	(349)	4,717
Allowance for equity funds used during construction	(544)	(1,614)
Changes in operating assets and liabilities:
Receivables and unbilled revenue	6,265	7,261
Accounts payable	(10,222)	(7,379)
Other current assets	(152)	(3,768)
Other current liabilities	12,367	3,316
Other changes in noncurrent assets and liabilities	(2,023)	(3,252)
Net cash provided by operating activities	29,979	4,067
Investing activities:
Utility plant expenditures	(66,817)	(65,270)
Payment for investment	(2,900)	—
Refund of investment	1,000	—
Net cash used in investing activities	(68,717)	(65,270)
Financing activities:
Short-term borrowings	105,000	170,000
Repayment of short-term borrowings	(40,000)	(10,000)
Repayment of long-term debt	(176)	(197)
Advances and contributions in aid of construction	6,469	6,432
Refunds of advances for construction	(2,711)	(2,157)
Repurchase of common stock	(1,415)	(1,373)
Issuance of common stock	23,175	6,511
Dividends paid	(11,581)	(10,315)
Net cash provided by financing activities	78,761	158,901
Change in cash, cash equivalents, and restricted cash	40,023	97,698
Cash, cash equivalents, and restricted cash at beginning of period	45,129	43,298
Cash, cash equivalents, and restricted cash at end of period	$85,152	$140,996
Supplemental information:
Cash paid for interest (net of amounts capitalized)	$1,225	$909
Supplemental disclosure of non-cash activities:
Accrued payables for investments in utility plant	$48,552	$38,018
Utility plant contribution by developers	$5,899	$8,007
 See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

CALIFORNIA WATER SERVICE GROUP
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2021
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

Basis of Presentation

The unaudited condensed consolidated interim financial information has been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission (SEC) and therefore do not contain all of the information and footnotes required by GAAP and the SEC for annual financial statements. The unaudited condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2020 as filed with the SEC on February 25, 2021.

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

Note 2. Summary of Significant Accounting Policies
Operating revenue
The following table disaggregates the Company’s operating revenue by source for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31
	2021	2020
Revenue from contracts with customers	$146,528	$134,833
Regulatory balancing account revenue (a)	1,209	(9,270)
Total operating revenue	$147,737	$125,563

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
Certain customers are not billed for volumetric consumption, but are instead billed a flat rate at the beginning of each monthly service period. The amount billed is initially deferred and subsequently recognized over the monthly service period, as the performance obligation is satisfied. The deferred revenue balance or contract liability, which is included in "accrued expenses and other liabilities" on the unaudited condensed consolidated balance sheets, is inconsequential.

In the following table, revenue from contracts with customers is disaggregated by class of customers for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31
	2021	2020
Residential	$101,371	$92,544
Business	27,721	27,693
Industrial	6,043	7,878
Public authorities	6,403	5,897
Other (a)	4,990	821
Total revenue from contracts with customers	$146,528	$134,833

(a) Other includes accrued unbilled revenue.
Regulatory balancing account revenue
The Company’s ability to recover revenue requirements authorized by the California Public Utilities Commission (CPUC) in its triennial GRC is decoupled from the volume of the sales. Regulatory balancing account revenue is revenue related to rate mechanisms authorized in California by the CPUC, which allow the Company to recover the authorized revenue and are not considered contracts with customers. These mechanisms include the following:
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
For 2021, the WRAM, MCBA, PCBA, and HCBA have all been authorized by the CPUC with the approval of the 2018 GRC in the fourth quarter of 2020. For 2020, the WRAM, MCBA, PCBA, and HCBA were being litigated in the 2018 GRC. As a result, the Company determined that the regulatory asset and liability recognition criteria under accounting standards for regulated entities was not met and the Company did not record regulatory assets or liabilities with respect to these mechanisms for the first quarter of 2020. As the CEBA was not being litigated in the then-pending 2018 GRC, the Company recorded a regulatory liability for the CEBA for the first three months of 2020. The Company determined that the CEBA met the regulatory liability recognition criteria under accounting standards for regulated utilities.
Due to the delay in the resolution of the 2018 GRC, the CPUC authorized Cal Water to track the effect of the delay on customer billings in an interim rates memorandum account (IRMA) effective January 1, 2020. Variances between actual customer billings and those that would have been billed assuming the GRC had been effective January 1, 2020 are recorded as regulatory balancing account revenue. Rates for the 2018 GRC were implemented on February 1, 2021; as a result, Cal Water recorded an IRMA regulatory asset for January of 2021. For the first quarter of 2020, the Company did not record a regulatory asset for the IRMA because the regulatory asset recognition criteria under accounting standards for regulated entities was not met as the 2018 GRC was still pending resolution as of the end of the quarter.
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

Non-regulated Revenue
The following table disaggregates the Company’s non-regulated revenue by source for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31
	2021	2020
Operating and maintenance revenue	$4,087	$2,499
Other non-regulated revenue	860	765
Non-regulated revenue from contracts with customers	$4,947	$3,264
Lease revenue	$625	$563
Total non-regulated revenue	$5,572	$3,827

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

The following table presents the activity in the allowance for credit losses for the period ended March 31, 2021 and December 31, 2020:

Allowance for credit losses	March 31, 2021	December 31, 2020
Beginning balance	5,246	771
Provision for credit loss expense	893	5,716
Write-offs	(579)	(1,730)
Recoveries	98	489
Total ending allowance balance	$5,658	$5,246
Cash, Cash Equivalents, and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents, and restricted cash within the Condensed Consolidated Balance Sheets that sum to the total of the same such amounts shown on the Condensed Consolidated Statements of Cash Flows:

	March 31, 2021	December 31, 2020
Cash and cash equivalents	84,387	44,555
Restricted cash (included in "taxes, prepaid expenses and other assets")	765	574
Total cash, cash equivalents, and restricted cash shown in the statements of cash flows	$85,152	$45,129
Adoption of New Accounting Standards
In December 2019, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2019-12, Simplifying the Accounting for Income Taxes (Topic 740). ASU 2019-12 simplifies the accounting for income taxes by removing certain exceptions for performing intraperiod tax allocations, recognizing deferred taxes for investments, and calculating income taxes in interim periods. The guidance also simplifies the accounting for franchise taxes, transactions that result in a step-up in the tax basis of goodwill, and the effect of enacted changes in tax laws or rates in interim periods. The Company adopted ASU 2019-12 in the first quarter of 2021 and the adoption did not have a material impact to the Company’s Condensed Consolidated Financial Statements.

Note 3. Stock-based Compensation
The Company's equity incentive plan was approved and amended by stockholders on April 27, 2005 and May 20, 2014. The Company is authorized to issue awards up to 2,000,000 shares of common stock.
During the first quarter of 2021, the Company granted Restricted Stock Awards (RSAs) to Officers and to members of the Board of Directors. An RSA share represents a restricted share of the Company's common stock and is valued based on the fair market value of the Company's common stock at the date of grant. RSAs granted to Officers vest over 36 months with the first year cliff vesting. In general, RSAs granted to Board members vest at the end of 12 months. The RSAs are recognized as expense evenly over 36 months for the shares granted to Officers and 12 months for the shares granted to Board members. As of March 31, 2021, there was approximately $3.6 million of total unrecognized compensation cost related to RSAs. The cost is expected to be recognized over a weighted average period of 1.8 years.
A summary of the status of the outstanding RSAs as of March 31, 2021 is presented below:

	Number of RSA Shares	Weighted-Average Grant-Date Fair Value
RSAs at January 1, 2021	51,561	$50.92
Granted	49,960	53.84
Vested	(28,402)	50.16
Forfeited	—	—
RSAs at March 31, 2021	73,119	$53.22
During the first quarter of 2021, the Company granted performance-based Restricted Stock Units (RSUs) to Officers. An RSU represents the right to receive a share of the Company's common stock. Each award reflects a target number shares of common stock that may be issued to the award recipient. The 2021 awards may be earned upon the completion of a 3-year performance period. Whether RSUs are earned at the end of the performance period will be determined based on the achievement of certain performance objectives set by the Organization and Compensation Committee of the Board of Directors in connection with the issuance of the RSUs. The performance objectives are based on the Company's business plan covering the performance period. The performance objectives include achieving the budgeted return on equity, budgeted investment in utility plant, customer service standards, employee safety standards and water quality standards. Depending on the results achieved during the 3-year performance period, the actual number of shares that a grant recipient receives at the end of the performance period may range from 0% to 200% of the target shares granted, provided that the grantee is continuously employed by the Company through the vesting date. If prior to the vesting date employment is terminated by reason of death, disability or normal retirement, then a pro rata portion of this award will vest. RSUs are not included in diluted shares until earned. The RSUs are recognized as expense ratably over the 3-year performance period using a fair market value of the Company's common share at the date of grant and an estimated number of RSUs earned during the performance period. As of March 31, 2021, there was approximately $3.2 million of total unrecognized compensation cost related to RSUs. The cost is expected to be recognized over a weighted average period of 2.0 years.
A summary of the status of the outstanding RSUs as of March 31, 2021 is presented below:

	Number of RSU Shares	Weighted-Average Grant-Date Fair Value
RSUs at January 1, 2021	87,787	$46.62
Granted	31,749	53.96
Performance criteria adjustment	12,257	52.96
Vested	(38,897)	52.96
Forfeited	(1,954)	35.40
RSUs at March 31, 2021	90,942	$52.71
The Company has recorded compensation costs for the RSAs and RSUs that are included in administrative and general operating expenses in the amount of $1.3 million for the first quarter of 2021 and $0.8 million for the first quarter of 2020.

Note 4. Equity
The Company sold 429,061 shares of common stock through its at-the-market equity program and raised proceeds of $22.7 million net of $0.2 million in commissions paid under the equity distribution agreement during the three months ended March 31, 2021. During the three months ended March 31, 2020, the Company sold 115,834 shares of common stock through its at-the-market equity program and raised proceeds of $6.0 million net of $0.1 million in commissions paid under the equity distribution agreement.
The Company’s changes in total common stockholders’ equity for the three months ended March 31, 2021 and 2020 were as follows:

	Three months ended March 31, 2021
	Common Stock		Additional Paid-in Capital	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
	(In thousands)
Balance at January 1, 2021	50,334	$503	$448,632	$472,209	$921,344
Net loss				(3,032)	(3,032)
Issuance of common stock	528	5	24,481		24,486
Repurchase of common stock	(27)	—	(1,415)		(1,415)
Dividends paid on common stock ($0.2300 per share)				(11,581)	(11,581)
Balance at March 31, 2021	50,835	508	471,698	457,596	929,802

	Three months ended March 31, 2020
	Common Stock		Additional Paid-in Capital	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
	(In thousands)
Balance at January 1, 2020	48,532	$485	$362,275	$417,146	$779,906
Net loss				(20,307)	(20,307)
Issuance of common stock	210	2	7,227		7,229
Repurchase of common stock	(28)	—	(1,373)		(1,373)
Dividends paid on common stock ($0.2125 per share)				(10,315)	(10,315)
Balance at March 31, 2020	48,714	487	368,129	386,524	755,140

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

	Three Months Ended March 31
	2021	2020
	(In thousands, except per share data)
Net loss available to common stockholders	$(3,032)	$(20,307)
Weighted average common shares outstanding, basic	50,440	48,583
Weighted average common shares outstanding, dilutive	50,440	48,583
Loss per share - basic	$(0.06)	$(0.42)
Loss per share - diluted	$(0.06)	$(0.42)

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

Cash contributions made by the Company to the pension plans were $9.4 million and $7.9 million for the three months ended March 31, 2021 and 2020, respectively. Cash contributions made by the Company to the other postretirement benefit plans were $1.2 million and $2.2 million for the three months ended March 31, 2021 and 2020, respectively. The total 2021 estimated cash contribution to the pension plans and other postretirement benefits plans are expected to be approximately $23.5 million and $2.2 million, respectively.

The following table lists components of net periodic benefit costs for the pension plans and other postretirement benefits. The data listed under “pension plan” includes the qualified pension plan and the non-qualified supplemental executive retirement plan. The data listed under “other benefits” is for all other postretirement benefits.

	Three Months Ended March 31
	Pension Plan		Other Benefits
	2021	2020	2021	2020
Service cost	$9,010	$8,811	$1,611	$2,106
Interest cost	5,319	6,433	805	1,210
Expected return on plan assets	(9,866)	(8,265)	(2,192)	(1,811)
Amortization of prior service cost	253	1,057	49	49
Recognized net actuarial loss	1,924	3,196	(110)	14
Net periodic benefit cost	$6,640	$11,232	$163	$1,568

Service cost portion of the pension plan and other postretirement benefits is recognized in "administrative and general" expenses within the Condensed Consolidated Statements of Operations. Other components of net periodic benefit costs include interest costs, expected return on plan assets, amortization of prior service costs, and recognized net actuarial loss and are reported together as "other components of net periodic benefit cost" within the Condensed Consolidated Statements of Operations.
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
The outstanding borrowings on the Company line of credit were $95.0 million and $100 million as of March 31, 2021 and December 31, 2020, respectively. There were $340.0 million and $270.0 million of borrowings on the Cal Water line of credit as of March 31, 2021 and December 31, 2020, respectively. The average borrowing rate for borrowings on the Company and Cal Water lines of credit during the three months ended March 31, 2021 was 0.98% compared to 2.59% for the same period last year.

Note 8. Income Taxes
The Company adjusts its effective tax rate each quarter to be consistent with the estimated annual effective tax rate. The Company also records the tax effect of unusual or infrequently occurring discrete items.
The provision for income taxes is shown in the table below:

	Three Months Ended March 31
	2021	2020
Income tax expense (benefit)	$257	$(4,850)

The income tax expense increased $5.2 million to $0.3 million in the first quarter of 2021 as compared to $4.9 million income tax benefit in the first quarter of 2020. The increase was mainly due to an increase in operating income, partially offset by amortization of excess deferred income tax as a result of the Tax Cuts and Jobs Acts (TCJA) in the 2018 GRC decision.

The Company’s effective tax rate was 6.02% before discrete items in the first quarter of 2021 as compared to 19.3% in the first quarter of 2020. The difference in effective income tax rate was primary due to the amortization of the excess deferred taxes as a result of the TCJA in the 2018 GRC decision.
The Company had unrecognized tax benefits of approximately $14.1 million and $11.7 million as of March 31, 2021 and 2020, respectively. Included in the balance of unrecognized tax benefits as of March 31, 2021 and 2020, is $3.7 million and $3.3 million, respectively, of tax benefits that, if recognized, would result in an adjustment to the Company’s effective tax rate. The Company does not expect its unrecognized tax benefits to change significantly within the next 12 months.

Note 9. Regulatory Assets and Liabilities
Regulatory assets and liabilities were comprised of the following as of March 31, 2021 and December 31, 2020:

	Recovery Period	March 31, 2021	December 31, 2020
Regulatory Assets
Pension and retiree group health	Indefinitely	$59,424	$59,588
Property-related temporary differences (tax benefits flowed through to customers)	Indefinitely	120,590	120,365
Other accrued benefits	Indefinitely	22,192	21,692
Net WRAM and MCBA long-term accounts receivable	1 - 2 years	38,676	33,136
Asset retirement obligations, net	Indefinitely	21,624	21,110
IRMA long-term accounts receivable	1 year	10,962	14,705
Tank coating	10 years	13,777	14,018
Recoverable property losses	9 years	4,361	4,531
PCBA	1 year	21,210	19,647
Other components of net periodic benefit cost	Indefinitely	5,988	6,736
General district balancing account receivable	1 year	724	1,830
Low-income rate assistance (LIRA) and Rate support fund (RSF) accounts receivable	1 year	6,202	5,310
Other regulatory assets	Various	2,606	2,708
Total Regulatory Assets		$328,336	$325,376

Regulatory Liabilities
Future tax benefits due to customers		$151,088	$151,011
Retiree group health		18,472	18,472
HCBA		7,165	5,320
CEBA		4,313	3,837
Net WRAM and MCBA long-term payable		1,397	479
Other regulatory liabilities		1,162	1,599
Total Regulatory Liabilities		$183,597	$180,718
Short-term regulatory assets and liabilities are excluded from the above table.
The short-term regulatory assets were $97.8 million as of March 31, 2021 and $96.2 million as of December 31, 2020. These short-term regulatory assets primarily consist of net WRAM and MCBA, IRMA, and PCBA receivables
The short-term portions of regulatory liabilities were $34.2 million as of March 31, 2021 and $34.6 million as of December 31, 2020. The short-term regulatory liabilities as of March 31, 2021 and December 31, 2020 primarily consist of TCJA and HCBA refunds and TCP settlement proceeds
Note 10. Commitments and Contingencies
Commitments
The Company has significant commitments to purchase water from water wholesalers. The Company also has operating and finance leases for water systems, offices, land easements, licenses, equipment, and other facilities. These commitments and leases are described in the Company's Annual Report on Form 10-K for the year ended December 31, 2020.

As of March 31, 2021, there were no significant changes in these commitments from December 31, 2020.

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
Other Legal Matters
From time to time, the Company is involved in various disputes and litigation matters that arise in the ordinary course of business. The status of each significant matter is reviewed and assessed for potential financial exposure. If the potential loss from any claim or legal proceeding is considered probable and the amount of the range of loss can be estimated, a liability is accrued for the estimated loss in accordance with the accounting standards for contingencies. Legal proceedings are subject to uncertainties, and the outcomes are difficult to predict. Because of such uncertainties, accruals are based on the best information available at the time. While the outcome of these disputes and litigation matters cannot be predicted with any certainty, management does not believe when taking into account existing reserves the ultimate resolution of these matters will materially affect the Company’s financial position, results of operations, or cash flows. As of March 31, 2021 and December 31, 2020, the Company recognized a liability of $4.6 million and $2.6 million, respectively, for known legal matters. The cost of litigation is expensed as incurred and any settlement is first offset against such costs. Any settlement in excess of the cost to litigate is accounted for on a case by case basis, dependent on the nature of the settlement.
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

	March 31, 2021
		Fair Value
	Cost	Level 1	Level 2	Level 3	Total
Long-term debt, including current maturities, net	$786,087	—	$860,403	—	$860,403

	December 31, 2020
		Fair Value
	Cost	Level 1	Level 2	Level 3	Total
Long-term debt, including current maturities, net	$786,227	$—	$944,447	$—	$944,447
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
•changes in regulatory commissions' policies and procedures, such as the CPUC’s decision in 2020 to preclude companies from proposing fully decoupled WRAMs in their next GRC filing (which impacts our planned 2021 GRC filing related to our operations commencing in 2023);
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
•risks associated with expanding our business and operations geographically; and
•the risks set forth in “Risk Factors” included in the Company's Annual Report on Form 10-K for the year ended December 31, 2020.

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
CRITICAL ACCOUNTING POLICIES
We maintain our accounting records in accordance with GAAP and as directed by the Commissions to which our operations are subject. The process of preparing financial statements in accordance with GAAP requires the use of estimates on the part of management. The estimates used by management are based on historic experience and an understanding of current facts and circumstances. Management believes that the following accounting policies are critical because they involve a higher degree of complexity and judgment, and can have a material impact on our results of operations, financial condition, and cash flows of the business. These policies and their key characteristics are discussed in detail in the Company's Annual Report on Form 10-K for the year ended December 31, 2020. They include:
•revenue recognition;
•regulated utility accounting;
•income taxes;
•pension and postretirement health care benefits;
For the three months ended March 31, 2021, there were no changes in the methodology for computing critical accounting estimates, no additional accounting estimates met the standards for critical accounting policies, and there were no material changes to the important assumptions underlying the critical accounting estimates.
COVID-19
During the course of 2020 and continuing into the first quarter of 2021, as a result of the COVID-19 pandemic, shelter-in-place and social distancing ordinances of varying durations and scope were implemented in all of the states in which we operate. Such governmental orders resulted in temporary closures of non-essential businesses and self-quarantining on non-essential workers. As an “essential business” during times of emergencies pursuant to the U.S. Critical Infrastructures Protection Act of 2001, we are working to continue to provide high quality water and wastewater services to our two million customers. During 2020 and for the three months ended March 31, 2021 and through April 29, 2021, the COVID-19 pandemic has not had a significant impact on our business or operations. We have, however, increased our allowance for credit losses as we have ceased all shutoffs for non-payment during the pandemic and anticipate this situation will continue until further notice. We are expecting segments of our customer base to continue to experience employment layoffs and business closures that negatively impact their ability to pay utility bills. We have also incurred costs to promote the health and safety of our employees and facilities.
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
RESULTS OF FIRST QUARTER 2021 OPERATIONS
COMPARED TO FIRST QUARTER 2020 OPERATIONS
Dollar amounts in thousands unless otherwise stated
Overview
Net Loss
Net loss for the first quarter of 2021 was $3.0 million or $0.06 net loss per diluted common share, compared to net loss of $20.3 million or $0.42 net loss per diluted common share for the first quarter of 2020.
The $17.3 million decrease in net loss was primarily due to the December 2020 decision by the CPUC for Cal Water’s 2018 GRC. The decision authorized rate increases and the continuation of regulatory mechanisms which Cal Water had not recorded in the first quarter of 2020. First quarter 2021 results included cumulative 2018 GRC and other rate relief of $6.4 million, representing 2020 and 2021 rate changes, and regulatory mechanism net revenue increases of $7.6 million. The decrease in net loss resulting from the adoption of the 2018 GRC was partially offset by increases in other operating expenses of $3.9 million, depreciation expense of $2.5 million and uninsured loss costs of $2.1 million.
Additional factors outside the Company’s immediate control contributed to the decrease in net loss, including a $5.1 million decrease in unrealized loss on certain benefit plan investments and $3.6 million increase in accrued unbilled revenue. Seasonal weather patterns and the number of unbilled days are the primary drivers of accrued unbilled revenue.
Operating Revenue
Operating revenue increased $22.2 million, or 17.7%, to $147.7 million in the first quarter of 2021 as compared to the first quarter of 2020, with such change attributed to the following:

Net change due to rate changes, usage, and other (1)	$11,900
WRAM Revenue (2)	2,182
MCBA Revenue (3)	4,056
IRMA Revenue (4)	2,475
Other balancing account revenue (5)	(1,453)
Deferral of revenue (6)	3,014
Net operating revenue increase	$22,174
1.The net change due to rate changes, usage, and other in the above table was mainly driven by rate increases, the components of which are set forth in the table below. In addition, there was a $3.6 million increase in accrued unbilled revenue.

General rate case	$1,814
Escalation rate increases	1,569
Purchased water and pump tax offsets	1,267
Rate base offsets	1,745
Total increase in rates	$6,395

2.WRAM revenue is the variance between adopted volumetric revenues and actual billed volumetric revenues for metered accounts. For the first quarter of 2021, we recognized $2.2 million of WRAM revenue. Actual volumetric revenue was lower than adopted volumetric billings due to a shift in customer usage from nonresidential to residential usage. Due to the delay in the resolution of the 2018 GRC, WRAM revenue was not recorded in the first quarter of 2020.
3.MCBA revenue is the variance between adopted water production costs and actual water production costs. For the first quarter of 2021, we recognized $4.1 million of MCBA revenue. Actual water production costs were higher than adopted production costs in the first quarter of 2021 due to a shift in water production mix from well water to purchased water in certain of our service territories. As required by the MCBA mechanism, the increase in actual water production costs relative to adopted water production costs in California also increased operating revenue for the same amount. Due to the delay in the resolution of the 2018 GRC, MCBA revenue was not recorded in the first quarter of 2020.
4.Due to the delay in the resolution of the 2018 GRC, the CPUC authorized Cal Water to track the effect of the delay on customer billings in an IRMA effective January 1, 2020. Variances between actual customer billings and those that would have been billed assuming the GRC had been effective January 1, 2020 are recorded as regulatory balancing account revenue. The 2018 GRC was approved in December of 2020 and final rates for the 2018 GRC were implemented as of February 1, 2021; as a result, Cal Water recorded IRMA revenue for January 2021. Due to the delay in the resolution of the 2018 GRC, IRMA revenue was not recorded in the first quarter of 2020.
5.The other balancing account revenue consists of the pension, conservation and health care balancing account revenues. Pension and conservation balancing account revenues are the differences between actual expenses and adopted rate recovery. Health care balancing account revenue is 85% of the difference between actual health care expenses and adopted rate recovery. For the first quarter of 2021, we recognized a decrease to revenue of $1.5 million for these balancing accounts. The decrease in revenue was mainly due to a decrease in actual health care expenses relative to adopted in the first quarter of 2021. Due to the delay in the resolution of the 2018 GRC, PCBA and HCBA revenue were not recorded in the first quarter of 2020.
6.The deferral of revenue consists of amounts that are expected to be collected from customers beyond 24 months following the end of the accounting period in which these revenues were recorded. The deferral decreased in the first quarter of 2021 as compared to the first quarter of 2020 due to a decrease in the balancing account revenue expected to be collected beyond 24 months.
Total Operating Expenses
Total operating expenses increased $12.3 million, or 9.3%, to $144.8 million in the first quarter of 2021, as compared to $132.5 million in the first quarter of 2020.
Water production costs consists of purchased water, purchased power, and pump taxes. It represents the largest component of total operating expenses, accounting for approximately 37.9% of total operating expenses in the first quarter of 2021, as compared to 40.7% of total operating expenses in the first quarter of 2020. Water production costs increased 1.6% in the first quarter of 2021 as compared to the same period last year mainly due to an increase in customer usage, changes in water production mix in certain of our service territories, and an increase in rates from our purchased water wholesalers.
Sources of water as a percent of total water production are listed in the following table:

	Three Months Ended March 31
	2021	2020
Well production	48%	43%
Purchased	47%	52%
Surface	5%	5%
Total	100%	100%

The components of water production costs are shown in the table below:

	Three Months Ended March 31
	2021	2020	Change
Purchased water	$44,765	$45,349	$(584)
Purchased power	6,504	5,776	728
Pump taxes	3,557	2,851	706
Total	$54,826	$53,976	$850
Administrative and general and other operations expenses increased $4.6 million, or 10.6%, to $48.3 million in the first quarter of 2021, as compared to $43.7 million in the first quarter of 2020. The increase was primarily due to a $2.7 million increase in costs associated with deferred WRAM revenue, $2.1 million increase in uninsured loss costs, $0.5 million increase in retirement benefits, $0.4 million increase in water treatment costs, and $0.4 million increase in bad debt expense. The cost increases were partially offset by decreases in employee and retiree health care costs of $0.9 million, travel costs of $0.5 million, and employee wages of $0.4 million. Changes in employee pension benefits and water conservation program costs for regulated California operations generally do not affect earnings, as the Company is allowed by the CPUC to record these costs in balancing accounts for future recovery, creating a corresponding change to revenue. Employee and retiree medical expenses are recovered up to 85% of the variance between adopted and recorded expenses.
Maintenance expense decreased $0.3 million, or 4.3%, to $6.8 million in the first quarter of 2021, as compared to $7.1 million in the first quarter of 2020, mostly due to a reduction in repairs for services and mains.
Depreciation and amortization expense increased $2.5 million, or 10.4%, to $27.0 million in the first quarter of 2021, as compared to $24.5 million in the first quarter of 2020, mostly due to capital additions in 2020.
Income tax benefit decreased $3.8 million to $0.1 million in the first quarter of 2021, as compared to $3.9 million income tax benefit in the first quarter of 2020. The decrease was mainly due to a decrease in the loss from operations and a reduction in the 2021 estimated effective tax rate due to a $10.0 million increase in refund of excess deferred federal income taxes in 2021 as compared to 2020.
Property and other taxes increased $0.8 million to $8.0 million in the first quarter of 2021, as compared to $7.2 million in the same period of 2020, mostly due to an increase in assessed property values.
Other Income and Expenses
Net other income increased $7.5 million to $4.0 million in the first quarter of 2021, as compared to a net other loss of $3.5 million in the first quarter of 2020, due primarily to a $5.1 million decrease in unrealized loss on certain benefit plan investments due to favorable market conditions and a $4.4 million decrease in other components of net periodic benefit costs. The increase was partially offset by a $1.1 million decrease in allowance for equity funds used during construction.
Interest Expense
Net interest expense stayed the same at $9.9 million in the first quarter of 2021 and in the first quarter of 2020.
REGULATORY MATTERS
2021 California Regulatory Activity
California GRC Filing
On October 14, 2020, an ALJ with the CPUC issued a proposed decision for Cal Water's 2018 GRC filing, which was approved by the CPUC on December 4, 2020. The new rates were implemented on February 1, 2021.
The CPUC follows a rate case plan, which requires Cal Water to file a GRC for each of its regulated operating districts (except Grand Oaks) every three years. In a GRC proceeding, the CPUC not only considers the utility's rate setting requests, but may also consider other issues that affect the utility's rates and operations. The CPUC is generally required to issue its GRC decision prior to the first day of the test year or authorize interim rates. In accordance with the rate case plan, Cal Water expects to file its next GRC application in the second quarter of 2021.

IRMA
The 2018 GRC was approved in December of 2020 and final rates for the 2018 GRC were implemented as of February 1, 2021; as a result, Cal Water calculated and recorded a regulatory asset of $55.6 million and a corresponding increase to revenue for the difference between final rates and interim rates for the 13-month period January 1, 2020 to January 31, 2021. Cal Water also recorded a regulatory liability of $1.6 million and a corresponding decrease to regulatory assets for LIRA and RSF program credits that would have been given to customers had the rate case been approved on time.
In April of 2021, Cal Water submitted an advice letter to request amortization of the IRMA. The new rates were implemented on April 15, 2021.
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
Expense Offset Requests
Expense offsets are dollar-for-dollar increases in revenue to match increased expenses, and therefore do not affect net operating income. In December of 2020, Cal Water submitted an advice letter to request offsets for increases in purchased water costs and pump taxes in seven of its regulated districts totaling $5.5 million. The new rates were implemented on February 1, 2021.
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
WRAM/MCBA Filings
In April of 2021, Cal Water submitted advice letters to true up the revenue under-collections for the 2020 annual WRAMs/MCBAs of its regulated districts. A net under-collection of $39.6 million is being recovered/refunded from/to customers in the form of 12, 18, and greather-than-18-month surcharges and 6 and 12 month surcredits. The new rates incorporate net WRAM/MCBA balances that were previously approved for recovery, and were implemented on April 15, 2021.
Regulatory Activity - Other States
Kapalua Water Company and Kapalua Waste Treatment (Hawaii Water)
In the first quarter of 2021, Hawaii Water Service received approval from the Hawaii Public Utilities Commission to acquire the assets of Kapalua Water Company and Kapalua Waste Treatment Company from Maui Land and Pineapple Company. The transaction remains subject to customary closing conditions
LIQUIDITY
Cash flow from Operations
Cash flow from operations for the first three months of 2021 was $30.0 million compared to $4.1 million for the same period in 2020. Cash generated by operations varies during the year due to customer billings, and timing of collections and contributions to our benefit plans.
During the first three months of 2021, we made contributions of $9.4 million to our employee pension plan compared to contributions of $7.9 million during the first three months of 2020. During the first three months of 2021, we made contributions of $1.2 million to the other postretirement benefit plans compared to contributions of $2.2 million during the first three months of 2020. The full-year 2021 estimated cash contribution to the pension plans and other postretirement benefits plans are expected to be approximately $23.5 million and $2.2 million, respectively.

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
Investing Activities
During the first three months of 2021 and 2020, we used $66.8 million and $65.3 million, respectively, of cash for Company-funded and developer-funded utility plant expenditures. Annual expenditures fluctuate each year due to the availability of construction resources and our ability to obtain construction permits in a timely manner. For 2021, we estimate utility plant expenditures to be between $270.0 million and $300.0 million.
Financing Activities
Net cash provided by financing activities was $78.8 million during the first three months of 2021 compared to $158.9 million of net cash provided by financing activities for the same period in 2020. For 2021, this includes our issuance of $22.7 million of Company common stock through our at-the-market equity program, and $0.5 million through our employee stock purchase plan.
During the first three months of 2021 and 2020, we borrowed $105.0 million and $170.0 million, respectively, on our unsecured revolving credit facilities. We made a repayment on our unsecured revolving credit facilities of $40.0 million and $10.0 million during the first three months of 2021 and 2020, respectively.
The undercollected net WRAM and MCBA receivable balances were $69.7 million and $58.4 million as of March 31, 2021 and 2020, respectively. The undercollected balances were primarily financed by Cal Water using short-term and long-term financing arrangements to meet operational cash requirements. Interest on the undercollected balances, which represents the interest recoverable from customers, is limited to the then-current 90-day commercial paper rates which typically are significantly lower than Cal Water’s short and long-term financing rates.
Short-Term and Long-Term Financing
During the first three months of 2021, we utilized cash generated from operations, borrowings on the unsecured revolving credit facilities, and cash received from the sale of Company common stock through our at-the-market equity program to fund operations and capital investments.
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
As of March 31, 2021 and December 31, 2020, there were short-term borrowings of $435.0 million and $370.0 million, respectively, outstanding on the unsecured revolving credit facilities.
Given our ability to access our lines of credit on a daily basis, cash balances are managed to levels required for daily cash needs and excess cash is invested in short-term or cash equivalent instruments. Minimal operating levels of cash are maintained for Washington Water, New Mexico Water, and Hawaii Water.
Both short-term credit agreements contain affirmative and negative covenants and events of default customary for credit facilities of this type including, among other things, limitations and prohibitions relating to additional indebtedness, liens, mergers, and asset sales. Also, these unsecured credit agreements contain financial covenants governing the Company and its subsidiaries’ consolidated total capitalization ratio not to exceed 66.7% and an interest coverage ratio of three or more. As of March 31, 2021, we are in compliance with all of the covenant requirements and are eligible to use the full amount of the undrawn portion of our unsecured revolving credit facilities.

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
The following tables present summarized financial information of the Issuer subsidiary and the Guarantor. The information presented below excludes eliminations necessary to arrive at the information on a consolidated basis. In presenting the summarized financial statements, the equity method of accounting has been applied to the Guarantor interests in the Issuer. The summarized information excludes financial information of the Non-issuers, including (loss) earnings from and investments in these entities.

Summarized Statement of Operations
(in thousands)	Three Months Ended March 31, 2021		Twelve Months Ended December 31, 2020
	Issuer	Guarantor	Issuer	Guarantor
Net sales	$135,518	$—	$745,034	$—
Gross profit	$83,275	$—	$477,915	$—
Income from operations	$3,353	$24	$130,761	$331
Equity in (loss) earnings of guarantor	$—	$(2,844)	$—	$92,244
Net loss (income)	$(2,844)	$(3,032)	$92,244	$92,760

Summarized Balance Sheet Information
(in thousands)	As of March 31, 2021		As of December 31, 2020
	Issuer	Guarantor	Issuer	Guarantor
Current assets	$274,112	$11,019	$227,030	$20,075
Intercompany receivable from non-issuer and issuer subsidiaries	$1,513	$22,351	$4,905	$20,022
Other assets	$438,143	$955,479	$433,837	$943,665
Long-term intercompany receivable from non-issuer subsidiaries	$—	$37,595	$—	$37,985
Net utility plant	$2,494,040	$94	$2,459,992	$117
Total assets	$3,207,808	$1,026,538	$3,125,764	$1,021,864

Current liabilities	$552,316	$95,045	$481,247	$100,124
Intercompany payable to guarantor and non-issuer subsidiary	$550	$—	$402	$—
Long-term debt	$780,641	$—	$780,790	$—
Other liabilities	$1,036,267	$1,870	$1,034,098	$1,725
Total Liabilities	$2,369,774	$96,915	$2,296,537	$101,849
Dividends
During the first three months of 2021, our quarterly common stock dividend payments were $0.2300 per share compared to $0.2125 per share during the first three months of 2020. For the full year 2020, the payout ratio was 43.1% of net income. On a long-term basis, our goal is to achieve a dividend payout ratio of 60% of net income accomplished through future earnings growth.

At the April 28, 2021 meeting, the Company's Board of Directors declared the second quarter dividend of $0.2300 per share payable on May 21, 2021, to stockholders of record on May 10, 2021. This was our 305th consecutive quarterly dividend.
2021 Financing Plan
We intend to fund our utility plant needs in future periods through a relatively balanced approach between long-term debt and equity. The Company and Cal Water have a syndicated unsecured revolving line of credit of $150.0 million and $400.0 million, respectively, for short-term borrowings. As of March 31, 2021, the Company’s and Cal Water’s availability on these unsecured revolving lines of credit was $55.0 million and $60.0 million, respectively.
On February 25, 2021, Cal Water entered into a Bond Purchase Agreement which provides for the issuance of First Mortgage Bonds in an aggregate principal amount of $280.0 million. The bonds will be issued in two series: $130.0 million of 2.87% bonds due 2051, series ZZZ; and $150.0 million of 3.02% bonds due 2061, series 1 (Bonds). The Bonds are expected to be issued on May 11, 2021 pursuant to a Sixty-Third Supplemental Indenture. Interest on the Bonds will accrue semi-annually and be payable in arrears on May 11 and November 11 of each year, commencing November 11, 2021. The Bonds will rank equally with all of Cal Water's other First Mortgage Bonds and will be secured by liens on Cal Water's properties, subject to certain exceptions and permitted liens. Cal Water plans to use the net proceeds from the sale of the Bonds to refinance California Water Service Group’s existing indebtedness and for general corporate purposes.
Book Value and Stockholders of Record
Book value per common share was $18.29 at March 31, 2021 compared to $18.30 at December 31, 2020. There were approximately 1,941 stockholders of record for our common stock as of February 8, 2021.
Utility Plant Expenditures
During the first three months of 2021, utility plant expenditures totaled $66.8 million for Company-funded and developer-funded projects. For 2021, we estimate utility plant expenditures to be between $270.0 million and $300.0 million. We do not control third-party-funded utility plant expenditures and therefore are unable to estimate the amount of such projects for 2021.
As of March 31, 2021, construction work in progress was $198.7 million. Construction work in progress includes projects that are under construction but not yet complete and placed in service.
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
Historically, approximately half of our annual water supply is pumped from wells. State groundwater management agencies operate differently in each state. Some of our wells extract ground water from water basins under state ordinances. These are adjudicated groundwater basins, in which a court has settled the dispute between landowners or other parties over how much annual groundwater can be extracted by each party. All of our adjudicated groundwater basins are located in the State of California. Our annual groundwater extraction from adjudicated groundwater basins approximates 5.8 billion gallons or 12.3% of our total annual water supply pumped from wells. Historically, we have extracted less than 100% of our annual adjudicated groundwater rights and have the right to carry forward up to 20% of the unused amount to the next annual period. All of our remaining wells extract ground water from managed or unmanaged water basins. There are no set limits for the ground water extracted from these water basins. Our annual groundwater extraction from managed groundwater basins approximates 27.5 billion gallons or 58.0% of our total annual water supply pumped from wells. Our annual groundwater extraction from unmanaged groundwater basins approximates 14.1 billion gallons or 29.7% of our total annual water supply pumped from wells. Most of the managed groundwater basins we extract water from have groundwater recharge facilities. We are required to pay well pump taxes to financially support these groundwater recharge facilities. Our well pump taxes were $3.6 million and $2.9 million for the three months ended March 31, 2021 and 2020, respectively. In 2014, the State of California enacted the Sustainable Groundwater Management Act of 2014. The law and its implementing regulations require most basins to select a sustainability agency by 2017, develop a sustainability plan by 2022, and show progress toward sustainability by 2027. We expect that after the act's provisions are fully implemented, substantially all the Company's California groundwater will be produced from sustainably managed and adjudicated basins.

California's normal weather pattern yields little precipitation between mid-spring and mid-fall. The Washington Water service areas receive precipitation in all seasons, with the heaviest amounts during the winter. New Mexico Water's rainfall is heaviest in the summer monsoon season. Hawaii Water receives precipitation throughout the year, with the largest amounts in the winter months. Water usage in all service areas is highest during the warm and dry summers and declines in the cool winter months. Rain and snow during the winter months in California replenish underground water aquifers and fill reservoirs, providing the water supply for subsequent delivery to customers. As of March 31, 2021, the State of California snowpack water content during the 2020-2021 water year is 67% of long-term averages (per the California Department of Water Resources, Northern Sierra Precipitation Accumulation report). The northern Sierra region is the most important for the state’s urban water supplies. The central and southern portions of the Sierras have recorded 64% and 42%, respectively, of long-term averages. Management believes that, notwithstanding lower-than-average snowpack water content, supply pumped from underground aquifers and purchased from wholesale suppliers will be adequate to meet customer demand during 2021 and beyond. Long-term water supply plans are developed for each of our districts to help assure an adequate water supply under various operating and supply conditions. Some districts have unique challenges in meeting water quality standards, but management believes that supplies will meet current standards using currently available treatment processes.
On May 31, 2018, California's Governor signed two bills (Assembly Bill 1668 and Senate Bill 606) into law that will establish long-term standards for water use efficiency. The bills revise and expand the existing urban water management plan requirements to include five year drought risk assessments, water shortage contingency plans, and annual water supply/demand assessments. By June 30, 2022, the California State Water Resources Control Board, in conjunction with the California Department of Water Resources, is expected to establish long-term water use standards for indoor residential use, outdoor residential use, water losses and other uses. Cal Water will also be required to calculate and report on urban water use target by November 1, 2023 and each November 1 thereafter that compares actual urban water use to the target. Management believes that Cal Water is well-positioned to comply with all such regulations.
CONTRACTUAL OBLIGATIONS
During the three months ended March 31, 2021, there were no material changes in contractual obligations outside the normal course of business.

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
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2021. Based on that evaluation, we concluded that our disclosure controls and procedures were effective at the reasonable assurance level.
(b) Changes to Internal Control over Financial Reporting
There was no change in our internal controls over financial reporting that occurred during the quarter ended March 31, 2021, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.
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
Item 1A.
RISK FACTORS
There have been no material changes to the Company’s risk factors set forth in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year-ended December 31, 2020 filed with the SEC on February 25, 2021.
Item 6.
EXHIBITS

Exhibit	Description
4.0	The Company agrees to furnish upon request to the Securities and Exchange Commission a copy of each instrument defining the rights of holders of long-term debt of the Company

31.1	Chief Executive Officer certification of financial statements pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer certification of financial statements pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

32	Chief Executive Officer and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from this Quarterly Report on Form 10-Q formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to the Condensed Consolidated Financial Statements.

104	The cover page from this Quarterly Report on Form 10-Q formatted in iXBRL (included as exhibit 101)

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CALIFORNIA WATER SERVICE GROUP
Registrant

April 29, 2021	By:	/s/ Thomas F. Smegal III
Thomas F. Smegal III
Vice President,
Chief Financial Officer and Treasurer