Form 10-Q
period 2021-06-30
CALIFORNIA WATER SERVICE GROUP
filed 2021-07-29
CIK 1035201

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common shares outstanding as of June 30, 2021 — 51,535,000

PART I FINANCIAL INFORMATION
Item 1.
FINANCIAL STATEMENTS
The condensed consolidated financial statements presented in this filing on Form 10-Q have been prepared by management and are unaudited.
CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited (In thousands, except per share data)

	June 30, 2021	December 31, 2020
ASSETS
Utility plant:
Utility plant	$4,047,282	$3,890,423
Less accumulated depreciation and amortization	(1,300,676)	(1,239,865)
Net utility plant	2,746,606	2,650,558
Current assets:
Cash and cash equivalents	66,483	44,555
Receivables:
Customers, net	52,237	44,025
Regulatory balancing accounts	84,585	96,241
Other, net	19,469	20,331
Unbilled revenue, net	52,954	34,069
Materials and supplies at weighted average cost	9,589	8,831
Taxes, prepaid expenses, and other assets	20,269	17,964
Total current assets	305,586	266,016
Other assets:
Regulatory assets	337,132	325,376
Goodwill	36,841	31,842
Other assets	122,588	120,456
Total other assets	496,561	477,674
TOTAL ASSETS	$3,548,753	$3,394,248
CAPITALIZATION AND LIABILITIES
Capitalization:
Common stock, $0.01 par value; 68,000 shares authorized, 51,535 and 50,334 outstanding in 2021 and 2020, respectively	$515	$503
Additional paid-in capital	512,484	448,632
Retained earnings	484,119	472,209
Noncontrolling interests	5,145	—
Total equity	1,002,263	921,344
Long-term debt, net	1,059,936	781,100
Total capitalization	2,062,199	1,702,444
Current liabilities:
Current maturities of long-term debt, net	5,173	5,127
Short-term borrowings	145,000	370,000
Accounts payable	132,972	131,725
Regulatory balancing accounts	24,839	34,636
Accrued interest	6,853	6,178
Accrued expenses and other liabilities	47,542	41,040
Total current liabilities	362,379	588,706
Deferred income taxes	278,957	276,032
Pension and postretirement benefits other than pensions	112,893	115,581
Regulatory liabilities and other	255,017	247,810
Advances for construction	197,687	195,625
Contributions in aid of construction	279,621	268,050
Commitments and contingencies (Note 10)
TOTAL CAPITALIZATION AND LIABILITIES	$3,548,753	$3,394,248
See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited (In thousands, except per share data)

For the three months ended	June 30, 2021	June 30, 2020
Operating revenue	$213,123	$175,484
Operating expenses:
Operations:
Water production costs	74,911	71,142
Administrative and general	31,756	26,939
Other operations	20,720	25,898
Maintenance	6,610	6,722
Depreciation and amortization	27,237	24,542
Income taxes	1,972	622
Property and other taxes	7,671	7,126
Total operating expenses	170,877	162,991
Net operating income	42,246	12,493
Other income and expenses:
Non-regulated revenue	5,374	4,208
Non-regulated expenses	(1,815)	(492)
Other components of net periodic benefit credit (cost)	2,688	(1,332)
Allowance for equity funds used during construction	848	1,705
Income tax expense on other income and expenses	(512)	(820)
Net other income	6,583	3,269
Interest expense:
Interest expense	11,206	11,613
Allowance for borrowed funds used during construction	(453)	(1,132)
Net interest expense	10,753	10,481
Net income	38,076	5,281
Loss attributable to noncontrolling interests	149	—
Net income attributable to California Water Service Group	$38,225	$5,281
Earnings per share of common stock:
Basic	$0.75	$0.11
Diluted	0.75	0.11
Weighted average shares outstanding:
Basic	51,080	48,936
Diluted	51,080	48,936
 See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited (In thousands, except per share data)

For the six months ended	June 30, 2021	June 30, 2020
Operating revenue	$360,860	$301,047
Operating expenses:
Operations:
Water production costs	129,737	125,118
Administrative and general	62,125	56,619
Other operations	38,632	39,872
Maintenance	13,379	13,795
Depreciation and amortization	54,284	49,034
Income tax expense (benefit)	1,871	(3,315)
Property and other taxes	15,667	14,354
Total operating expenses	315,695	295,477
Net operating income	45,165	5,570
Other income and expenses:
Non-regulated revenue	10,946	8,035
Non-regulated expenses	(6,575)	(8,946)
Other components of net periodic benefit credit (cost)	5,667	(2,762)
Allowance for equity funds used during construction	1,392	3,319
Income tax (expense) benefit on other income and expenses	(870)	93
Net other income (loss)	10,560	(261)
Interest expense:
Interest expense	21,428	22,411
Allowance for borrowed funds used during construction	(747)	(2,076)
Net interest expense	20,681	20,335
Net income (loss)	35,044	(15,026)
Loss attributable to noncontrolling interests	149	—
Net income (loss) attributable to California Water Service Group	$35,193	$(15,026)
Earnings (loss) per share of common stock:
Basic	$0.69	$(0.31)
Diluted	0.69	(0.31)
Weighted average shares outstanding:
Basic	50,762	48,759
Diluted	50,762	48,759
 See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited (In thousands)

For the six months ended	June 30, 2021	June 30, 2020
Operating activities:
Net income (loss)	$35,044	$(15,026)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	55,733	50,251
Change in value of life insurance contracts	(2,275)	872
Allowance for equity funds used during construction	(1,392)	(3,319)
Changes in operating assets and liabilities:
Receivables and unbilled revenue	(23,187)	(6,215)
Accounts payable	(4,859)	3,405
Other current assets	(2,581)	(6,759)
Other current liabilities	3,075	(970)
Other changes in noncurrent assets and liabilities	8,092	(2,235)
Net cash provided by operating activities	67,650	20,004
Investing activities:
Utility plant expenditures	(138,522)	(133,537)
Business acquisition, net of cash acquired	(6,451)	(37,655)
Return of investment	1,000	—
Net cash used in investing activities	(143,973)	(171,192)
Financing activities:
Short-term borrowings	125,000	270,000
Repayment of short-term borrowings	(350,000)	(70,000)
Issuance of long-term debt, net of debt issuance costs of $1,064 for 2021 and $0 for 2020	278,936	—
Repayment of long-term debt	(1,272)	(1,293)
Advances and contributions in aid of construction	13,953	12,569
Refunds of advances for construction	(5,722)	(4,341)
Repurchase of common stock	(1,524)	(1,479)
Issuance of common stock	62,603	38,006
Dividends paid	(23,283)	(20,671)
Net cash provided by financing activities	98,691	222,791
Change in cash, cash equivalents, and restricted cash	22,368	71,603
Cash, cash equivalents, and restricted cash at beginning of period	45,129	43,298
Cash, cash equivalents, and restricted cash at end of period	$67,497	$114,901
Supplemental information:
Cash paid for interest (net of amounts capitalized)	$19,554	$20,433
Supplemental disclosure of non-cash activities:
Accrued payables for investments in utility plant	$53,325	$54,049
Utility plant contribution by developers	$13,563	$13,818
 See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

CALIFORNIA WATER SERVICE GROUP
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2021
Dollar amounts in thousands unless otherwise stated
Note 1. Organization and Operations and Basis of Presentation

California Water Service Group (the Company) is a holding company that provides water utility and other related services in California, Washington, New Mexico, Hawaii, and Texas through its wholly-owned subsidiaries. California Water Service Company (Cal Water), Washington Water Service Company (Washington Water), New Mexico Water Service Company (New Mexico Water), Hawaii Water Service Company, Inc. (Hawaii Water), and TWSC, Inc. (Texas Water) provide regulated utility services under the rules and regulations of their respective state’s regulatory commissions (jointly referred to herein as the Commissions). CWS Utility Services and HWS Utility Services LLC provide non-regulated water utility and utility-related services.

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
Noncontrolling Interests
Noncontrolling interests in the Company’s condensed consolidated financial statements represents the 38.87% interest not owned by Texas Water in a consolidated subsidiary. Texas Water obtained control over the subsidiary on May 1, 2021. Since the Company controls this subsidiary, its financial statements are consolidated with those of the Company, and the noncontrolling owner’s 38.87% share of the subsidiary’s net assets and results of operations is deducted and reported as noncontrolling interests on the condensed consolidated balance sheet and as net loss attributable to noncontrolling interests in the condensed consolidated statement of operations.

Note 2. Summary of Significant Accounting Policies
Operating revenue
The following tables disaggregate the Company’s operating revenue by source for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30
	2021	2020
Revenue from contracts with customers	$212,457	$172,497
Regulatory balancing account revenue (a)	666	2,987
Total operating revenue	$213,123	$175,484

	Six Months Ended June 30
	2021	2020
Revenue from contracts with customers	$358,985	$307,330
Regulatory balancing account revenue (a)	1,875	(6,283)
Total operating revenue	$360,860	$301,047
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

In the following tables, revenue from contracts with customers is disaggregated by class of customers for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30
	2021	2020
Residential	$134,971	$116,453
Business	35,730	28,531
Industrial	6,019	6,622
Public authorities	10,358	7,711
Other (a)	25,379	13,180
Total revenue from contracts with customers	$212,457	$172,497

	Six Months Ended June 30
	2021	2020
Residential	$236,342	$208,998
Business	63,452	56,223
Industrial	12,062	14,500
Public authorities	16,760	13,608
Other (a)	30,369	14,001
Total revenue from contracts with customers	$358,985	$307,330
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
For 2021, the WRAM, MCBA, PCBA, and HCBA have all been authorized by the CPUC with the approval of the 2018 GRC in the fourth quarter of 2020. For 2020, the WRAM, MCBA, PCBA, and HCBA were being litigated in the 2018 GRC. As a result, the Company determined that the regulatory asset and liability recognition criteria under accounting standards for regulated entities was not met and the Company did not record regulatory assets or liabilities with respect to these mechanisms for the first six months of 2020. As the CEBA was not being litigated in the then-pending 2018 GRC, the Company recorded a regulatory liability for the CEBA for the first six months of 2020. The Company determined that the CEBA met the regulatory liability recognition criteria under accounting standards for regulated utilities.
Due to the delay in the resolution of the 2018 GRC, the CPUC authorized Cal Water to track the effect of the delay on customer billings in an interim rates memorandum account (IRMA) effective January 1, 2020. Variances between actual customer billings and those that would have been billed assuming the GRC had been effective January 1, 2020 are recorded as regulatory balancing account revenue. Rates for the 2018 GRC were implemented on February 1, 2021; as a result, Cal Water recorded an IRMA regulatory asset for January of 2021. For the first six months of 2020, the Company did not record a regulatory asset for the IRMA because the regulatory asset recognition criteria under accounting standards for regulated entities was not met as the 2018 GRC was still pending resolution as of the end of the quarter.
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

Non-regulated Revenue
The following tables disaggregate the Company’s non-regulated revenue by source for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30
	2021	2020
Operating and maintenance revenue	$3,925	$2,789
Other non-regulated revenue	796	834
Non-regulated revenue from contracts with customers	4,721	3,623
Lease revenue	653	585
Total non-regulated revenue	$5,374	$4,208

	Six Months Ended June 30
	2021	2020
Operating and maintenance revenue	$8,013	$5,288
Other non-regulated revenue	1,655	1,599
Non-regulated revenue from contracts with customers	9,668	6,887
Lease revenue	1,278	1,148
Total non-regulated revenue	$10,946	$8,035
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
The following table presents the activity in the allowance for credit losses for the period ended June 30, 2021 and December 31, 2020:

Allowance for credit losses	June 30, 2021	December 31, 2020
Beginning balance	5,246	771
Provision for credit loss expense	2,126	5,716
Write-offs	(1,283)	(1,730)
Recoveries	265	489
Total ending allowance balance	$6,354	$5,246
Cash, Cash Equivalents, and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents, and restricted cash within the Condensed Consolidated Balance Sheets that sum to the total of the same such amounts shown on the Condensed Consolidated Statements of Cash Flows:

	June 30, 2021	December 31, 2020
Cash and cash equivalents	66,483	44,555
Restricted cash (included in "taxes, prepaid expenses and other assets")	1,014	574
Total cash, cash equivalents, and restricted cash shown in the statements of cash flows	$67,497	$45,129
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
During the first six months of 2021, the Company granted Restricted Stock Awards (RSAs) to Officers and to members of the Board of Directors. An RSA share represents a restricted share of the Company's common stock and is valued based on the fair market value of the Company's common stock at the date of grant. RSAs granted to Officers vest over 36 months with the first year cliff vesting. In general, RSAs granted to Board members vest at the end of 12 months. The RSAs are recognized as expense evenly over 36 months for the shares granted to Officers and 12 months for the shares granted to Board members. As of June 30, 2021, there was approximately $3.0 million of total unrecognized compensation cost related to RSAs. The cost is expected to be recognized over a weighted average period of 1.6 years.
A summary of the status of the outstanding RSAs as of June 30, 2021 is presented below:

	Number of RSA Shares	Weighted-Average Grant-Date Fair Value
RSAs at January 1, 2021	51,561	$50.92
Granted	50,981	53.92
Vested	(32,210)	50.39
Forfeited	—	—
RSAs at June 30, 2021	70,332	$53.34
During the first six months of 2021, the Company granted performance-based Restricted Stock Units (RSUs) to Officers. An RSU represents the right to receive a share of the Company's common stock. Each award reflects a target number shares of common stock that may be issued to the award recipient. The 2021 awards may be earned upon the completion of a 3-year performance period. Whether RSUs are earned at the end of the performance period will be determined based on the achievement of certain performance objectives set by the Organization and Compensation Committee of the Board of Directors in connection with the issuance of the RSUs. The performance objectives are based on the Company's business plan covering the performance period. The performance objectives include achieving the budgeted return on equity, budgeted investment in utility plant, customer service standards, employee safety standards and water quality standards. Depending on the results achieved during the 3-year performance period, the actual number of shares that a grant recipient receives at the end of the performance period may range from 0% to 200% of the target shares granted, provided that the grantee is continuously employed by the Company through the vesting date. If prior to the vesting date employment is terminated by reason of death, disability or normal retirement, then a pro rata portion of this award will vest. RSUs are not included in diluted shares until earned. The RSUs are recognized as expense ratably over the 3-year performance period using a fair market value of the Company's common share at the date of grant and an estimated number of RSUs earned during the performance period. As of June 30, 2021, there was approximately $2.8 million of total unrecognized compensation cost related to RSUs. The cost is expected to be recognized over a weighted average period of 1.7 years.
A summary of the status of the outstanding RSUs as of June 30, 2021 is presented below:

	Number of RSU Shares	Weighted-Average Grant-Date Fair Value
RSUs at January 1, 2021	87,787	$46.62
Granted	31,749	53.96
Performance criteria adjustment	12,257	52.96
Vested	(38,897)	52.96
Forfeited	(1,954)	35.40
RSUs at June 30, 2021	90,942	$52.71
The Company has recorded compensation costs for the RSAs and RSUs that are included in administrative and general operating expenses in the amount of $1.4 million and $0.5 million for the three months ended June 30, 2021 and 2020, respectively. For the six months ended June 30, 2021 and 2020, the Company has recorded compensation costs for the RSAs and RSUs in the amount of $2.7 million and $1.3 million, respectively.

Note 4. Equity
The Company sold 691,855 shares of common stock through its at-the-market equity program and raised proceeds of $39.0 million net of $0.4 million in commissions paid under the equity distribution agreement during the three months ended June 30, 2021. During the three months ended June 30, 2020, the Company sold 677,318 shares of common stock through its at-the-market equity program and raised proceeds of $31.1 million net of $0.3 million in commissions paid under the equity distribution agreement.
The Company sold 1,120,916 shares of common stock through its at-the-market equity program and raised proceeds of $61.6 million net of $0.6 million in commissions paid under the equity distribution agreement during the six months ended June 30, 2021. During the six months ended June 30, 2020, the Company sold 793,152 shares of common stock through its at-the-market equity program and raised proceeds of $37.1 million net of $0.4 million in commissions paid under the equity distribution agreement.
The Company’s changes in total equity for the six months ended June 30, 2021 and 2020 were as follows:

	Six months ended June 30, 2021
	Common Stock		Additional Paid-in Capital	Retained Earnings	Noncontrolling Interests	Total Equity
	Shares	Amount
	(In thousands)
Balance at January 1, 2021	50,334	$503	$448,632	$472,209	$—	$921,344
Net loss				(3,032)	—	(3,032)
Issuance of common stock	528	5	24,481			24,486
Repurchase of common stock	(27)	—	(1,415)			(1,415)
Dividends paid on common stock ($0.2300 per share)				(11,581)	—	(11,581)
Balance at March 31, 2021	50,835	508	471,698	457,596	—	929,802
Loss attributable to noncontrolling interests				—	(149)	(149)
Net income attributable to California Water Service Group				38,225	—	38,225
Issuance of common stock	702	7	40,895			40,902
Repurchase of common stock	(2)	—	(109)			(109)
Dividends paid on common stock ($0.2300 per share)				(11,702)	—	(11,702)
Acquisition of business with noncontrolling interest			—	—	5,294	5,294
Balance at June 30, 2021	51,535	515	512,484	484,119	5,145	1,002,263

	Six months ended June 30, 2020
	Common Stock		Additional Paid-in Capital	Retained Earnings	Total Equity
	Shares	Amount
	(In thousands)
Balance at January 1, 2020	48,532	$485	$362,275	$417,146	$779,906
Net loss				(20,307)	(20,307)
Issuance of common stock	210	2	7,227		7,229
Repurchase of common stock	(28)	—	(1,373)		(1,373)
Dividends paid on common stock ($0.2125 per share)				(10,315)	(10,315)
Balance at March 31, 2020	48,714	487	368,129	386,524	755,140
Net income				5,281	5,281
Issuance of common stock	686	7	32,056		32,063
Repurchase of common stock	(2)	—	(105)		(105)
Dividends paid on common stock ($0.2125 per share)				(10,356)	(10,356)
Balance at June 30, 2020	49,398	494	400,080	381,449	782,023
Note 5. Earnings (Loss) Per Share of Common Stock
The computations of basic and diluted earnings per share of common stock are noted in the table below. Basic earnings per share of common stock is computed by dividing the net income attributable to California Water Service Group by the weighted average number of common shares outstanding during the period. RSAs are included in the weighted average common shares outstanding because the shares have all the same voting and dividend rights as issued and unrestricted common stock. RSUs are not included in the basic and diluted shares calculation for financial reporting until authorized by the Organization & Compensation Committee of the Board of Directors.

	Three Months Ended June 30
	2021	2020
	(In thousands, except per share data)
Net income	$38,076	$5,281
Loss attributable to noncontrolling interests	149	—
Net income attributable to California Water Service Group	$38,225	$5,281
Weighted average common shares outstanding, basic	51,080	48,936
Weighted average common shares outstanding, dilutive	51,080	48,936
Earnings per share of common stock - basic	$0.75	$0.11
Earnings per share of common stock - diluted	$0.75	$0.11

	Six Months Ended June 30
	2021	2020
	(In thousands, except per share data)
Net income (loss)	$35,044	$(15,026)
Loss attributable to noncontrolling interests	149	—
Net income (loss) attributable to California Water Service Group	$35,193	$(15,026)
Weighted average common shares outstanding, basic	50,762	48,759
Weighted average common shares outstanding, dilutive	50,762	48,759
Earnings (loss) per share of common stock - basic	$0.69	$(0.31)
Earnings (loss) per share of common stock - diluted	$0.69	$(0.31)

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

Cash contributions made by the Company to the pension plans were $14.1 million and $16.8 million for the six months ended June 30, 2021 and 2020, respectively. Cash contributions made by the Company to the other postretirement benefit plans were $1.5 million and $3.9 million for the six months ended June 30, 2021 and 2020, respectively. The total 2021 estimated cash contribution to the pension plans and other postretirement benefits plans are expected to be approximately $23.5 million and $2.2 million, respectively.

The following tables lists components of net periodic benefit costs for the pension plans and other postretirement benefits. The data listed under “pension plan” includes the qualified pension plan and the non-qualified supplemental executive retirement plan. The data listed under “other benefits” is for all other postretirement benefits.

	Three Months Ended June 30
	Pension Plan		Other Benefits
	2021	2020	2021	2020
Service cost	$9,010	$8,811	$1,611	$2,106
Interest cost	5,319	6,433	805	1,210
Expected return on plan assets	(9,866)	(8,265)	(2,192)	(1,811)
Amortization of prior service cost	253	1,057	49	49
Recognized net actuarial loss	1,924	3,196	(110)	14
Net periodic benefit cost	$6,640	$11,232	$163	$1,568

	Six Months Ended June 30
	Pension Plan		Other Benefits
	2021	2020	2021	2020
Service cost	$18,020	$17,622	$3,222	$4,212
Interest cost	10,638	12,866	1,611	2,420
Expected return on plan assets	(19,732)	(16,530)	(4,383)	(3,622)
Amortization of prior service cost	506	2,114	97	98
Recognized net actuarial loss	3,848	6,392	(220)	28
Net periodic benefit cost	$13,280	$22,464	$327	$3,136
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

Note 7. Short-term and Long-term Borrowings
On May 11, 2021, Cal Water completed the sale and issuance of $280.0 million in aggregate principal amount of First Mortgage Bonds (the Bonds) in a private placement. The Bonds consist of $130.0 million of 2.87% bonds, series ZZZ, maturing May 11, 2051, and $150.0 million of 3.02% bonds, series 1, maturing May 11, 2061. Interest on the bonds will accrue semi-annually and be payable in arrears on May 11 and November 11 of each year, commencing on November 11, 2021. The Bonds will rank equally with all of Cal Water’s other First Mortgage Bonds and will be secured by liens on Cal Water’s properties, subject to certain exceptions and permitted liens. Cal Water used the net proceeds from the sale of the Bonds to refinance existing indebtedness and for general corporate purposes. The Bonds were not registered under the Securities Act of 1933 and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.
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
The outstanding borrowings on the Company line of credit were $95.0 million and $100.0 million as of June 30, 2021 and December 31, 2020, respectively. There were $50.0 million and $270.0 million of borrowings on the Cal Water line of credit as of June 30, 2021 and December 31, 2020, respectively. The average borrowing rate for borrowings on the Company and Cal Water lines of credit during the six months ended June 30, 2021 was 0.99% compared to 2.13% for the same period last year.
Note 8. Income Taxes
The Company adjusts its effective tax rate each quarter to be consistent with the estimated annual effective tax rate. The Company also records the tax effect of unusual or infrequently occurring discrete items.
The provision for income taxes is shown in the table below:

	Three Months Ended June 30
	2021	2020
Income tax expense	$2,484	$1,442

	Six Months Ended June 30
	2021	2020
Income tax expense (benefit)	$2,741	$(3,408)
The total income tax expense increased $1.0 million to $2.5 million in the second quarter of 2021 as compared to $1.4 million in the second quarter of 2020. The increase was mainly due to an increase in pre-tax earnings which was partially offset by reduction of tax repair deduction benefits and increase in refund of excess deferred income taxes in 2021 as compared to 2020.
The total income tax expense increased $6.1 million to $2.7 million in the first six months of 2021 as compared to $3.4 million income tax benefit in the first six months of 2020. The increase was mainly due to an increase in pre-tax earnings which was partially offset by reduction of tax repair deduction benefits and increase in refund of excess federal deferred income taxes in 2021 as compared to 2020.
The Company’s effective tax rate was 6.02% before discrete items in the second quarter of 2021 as compared to 18.5% in the second quarter of 2020. The decrease in effective income tax rate was primary due to an increase in refund of the excess federal deferred taxes in 2021 as compared to 2020.

The Company had unrecognized tax benefits of approximately $14.2 million and $12.4 million as of June 30, 2021 and 2020, respectively. Included in the balance of unrecognized tax benefits as of June 30, 2021 and 2020, is $3.8 million and $3.0 million, respectively, of tax benefits that, if recognized, would result in an adjustment to the Company’s effective tax rate. The Company does not expect its unrecognized tax benefits to change significantly within the next 12 months.
Note 9. Regulatory Assets and Liabilities
Regulatory assets and liabilities were comprised of the following as of June 30, 2021 and December 31, 2020:

	Recovery Period	June 30, 2021	December 31, 2020
Regulatory Assets
Pension and retiree group health	Indefinitely	$59,259	$59,588
Property-related temporary differences (tax benefits flowed through to customers)	Indefinitely	120,941	120,365
Other accrued benefits	Indefinitely	22,933	21,692
Net WRAM and MCBA long-term accounts receivable	1 - 2 years	37,180	33,136
Asset retirement obligations, net	Indefinitely	22,143	21,110
IRMA long-term accounts receivable	1 year	22,197	14,705
Tank coating	10 years	13,880	14,018
Recoverable property losses	9 years	4,187	4,531
PCBA	1 year	19,807	19,647
Other components of net periodic benefit cost	Indefinitely	4,965	6,736
General district balancing account receivable	1 year	707	1,830
Low-income rate assistance (LIRA) and Rate support fund (RSF) accounts receivable	1 year	6,232	5,310
Other regulatory assets	Various	2,701	2,708
Total Regulatory Assets		$337,132	$325,376

Regulatory Liabilities
Future tax benefits due to customers		$151,453	$151,011
Retiree group health		18,472	18,472
HCBA		7,708	5,320
CEBA		5,126	3,837
Net WRAM and MCBA long-term payable		828	479
Other regulatory liabilities		1,102	1,599
Total Regulatory Liabilities		$184,689	$180,718
Short-term regulatory assets and liabilities are excluded from the above table.
The short-term regulatory assets were $84.6 million as of June 30, 2021 and $96.2 million as of December 31, 2020. These short-term regulatory assets primarily consist of net WRAM and MCBA, IRMA, and PCBA receivables
The short-term portions of regulatory liabilities were $24.8 million as of June 30, 2021 and $34.6 million as of December 31, 2020. The short-term regulatory liabilities as of June 30, 2021 and December 31, 2020 primarily consist of TCJA and HCBA refunds and TCP settlement proceeds
Note 10. Commitments and Contingencies
Commitments
The Company has significant commitments to purchase water from water wholesalers. The Company also has operating and finance leases for water systems, offices, land easements, licenses, equipment, and other facilities. These commitments and leases are described in the Company's Annual Report on Form 10-K for the year ended December 31, 2020.

As of June 30, 2021, there were no significant changes in these commitments from December 31, 2020.
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
Other Legal Matters
From time to time, the Company is involved in various disputes and litigation matters that arise in the ordinary course of business. The status of each significant matter is reviewed and assessed for potential financial exposure. If the potential loss from any claim or legal proceeding is considered probable and the amount of the range of loss can be estimated, a liability is accrued for the estimated loss in accordance with the accounting standards for contingencies. Legal proceedings are subject to uncertainties, and the outcomes are difficult to predict. Because of such uncertainties, accruals are based on the best information available at the time. While the outcome of these disputes and litigation matters cannot be predicted with any certainty, management does not believe when taking into account existing reserves the ultimate resolution of these matters will materially affect the Company’s financial position, results of operations, or cash flows. As of June 30, 2021 and December 31, 2020, the Company recognized a liability of $3.6 million and $2.6 million, respectively, for known legal matters. The cost of litigation is expensed as incurred and any settlement is first offset against such costs. Any settlement in excess of the cost to litigate is accounted for on a case by case basis, dependent on the nature of the settlement.
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

Long-term debt fair values were estimated using the published quoted market price of similar securities, if available, or the discounted cash flow analysis, based on the current rates available using a risk-free rate (a U.S. Treasury securities yield curve) plus a risk premium of 0.60%.

	June 30, 2021
		Fair Value
	Cost	Level 1	Level 2	Level 3	Total
Long-term debt, including current maturities, net	$1,065,109	—	$1,323,208	—	$1,323,208

	December 31, 2020
		Fair Value
	Cost	Level 1	Level 2	Level 3	Total
Long-term debt, including current maturities, net	$786,227	$—	$944,447	$—	$944,447
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
•changes in regulatory commissions' policies and procedures, such as the CPUC’s decision in 2020 to preclude companies from proposing fully decoupled WRAMs in their next GRC filing (which impacted our 2021 GRC filing related to our operations commencing in 2023);
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
For the six months ended June 30, 2021, there were no changes in the methodology for computing critical accounting estimates, no additional accounting estimates met the standards for critical accounting policies, and there were no material changes to the important assumptions underlying the critical accounting estimates.
COVID-19
During the course of 2020 and continuing into the first six months of 2021, as a result of the COVID-19 pandemic, shelter-in-place and social distancing ordinances of varying durations and scope were implemented in all of the states in which we operate. Such governmental orders resulted in temporary closures of non-essential businesses and self-quarantining on non-essential workers. As an “essential business” during times of emergencies pursuant to the U.S. Critical Infrastructures Protection Act of 2001, we are working to continue to provide high quality water and wastewater services to our two million customers. During 2020 and for the six months ended June 30, 2021 and through July 29, 2021, the COVID-19 pandemic has not had a significant impact on our business or operations. We have, however, increased our allowance for credit losses as we have ceased all shutoffs for non-payment during the pandemic and anticipate this situation will continue until further notice. We are expecting segments of our customer base to continue to experience employment layoffs and business closures that negatively impact their ability to pay utility bills. We have also incurred costs to promote the health and safety of our employees and facilities.
If we need to close any of our facilities due to outbreaks of COVID-19 or if a critical number of our employees become too ill to work, our business operations could be materially adversely affected in a rapid manner. All company employees have returned to the office full-time. We continue to be vigilant for employee and customer safety, we encourage and incentivize vaccination, and we follow local masking rules as applicable. The impact of the COVID-19 pandemic is fluid and continues to evolve, and therefore, we cannot predict the extent to which our business, results of operations, financial condition or liquidity will ultimately be impacted.
RESULTS OF SECOND QUARTER 2021 OPERATIONS
COMPARED TO SECOND QUARTER 2020 OPERATIONS
Dollar amounts in thousands unless otherwise stated
Overview
Net Income Attributable to California Water Service Group
Net income attributable to California Water Service Group for the second quarter of 2021 was $38.2 million or $0.75 earnings per diluted common share, compared to net income attributable to California Water Service Group of $5.3 million or $0.11 earnings per diluted common share for the second quarter of 2020.
The $32.9 million increase in net income attributable to California Water Service Group was primarily due to the December 2020 decision by the CPUC on Cal Water’s 2018 GRC. The decision authorized rate increases and the continuation of regulatory mechanisms that the Company had not recorded in the second quarter of 2020. Second quarter 2021 results included cumulative GRC rate relief of $7.9 million, representing 2020 and 2021 rate changes, and regulatory mechanism net revenue increases of $18.0 million in the second quarter of 2021 as compared to the second quarter of 2020. The increase in net income attributable to California Water Service Group resulting from the adoption of Cal Water's 2018 GRC was partially offset by increases in administrative and general expense of $4.8 million, depreciation and amortization expense of $2.7 million and property taxes of $0.6 million.
Additional factors outside the Company’s immediate control also significantly contributed to the increase in net income attributable to California Water Service Group, including a $10.9 million increase in accrued unbilled revenue partially offset by a $1.9 million decrease in unrealized gain on certain benefit plan investments. Seasonal weather patterns and the number of unbilled days are the primary drivers of accrued unbilled revenue.
Operating Revenue
Operating revenue increased $37.6 million, or 21.4%, to $213.1 million in the second quarter of 2021 as compared to the second quarter of 2020, with such change attributed to the following:

Net change due to rate changes, usage, and other (1)	$37,533
WRAM Revenue (2)	1,477
MCBA Revenue (3)	6,978
Other balancing account revenue (4)	(793)
Deferral of revenue (5)	(7,556)
Net operating revenue increase	$37,639
1.The net change due to rate changes, usage, and other in the above table was mainly driven by rate increases, the components of which are set forth in the table below, a 9.8% increase in customer usage and a $10.9 million increase in accrued unbilled revenue.

General rate case	$2,306
Escalation rate increases	1,970
Purchased water and pump tax offsets	1,376
Rate base offsets	2,273
Total increase in rates	$7,925
2.WRAM revenue is the variance between adopted volumetric revenues and actual billed volumetric revenues for metered accounts. For the second quarter of 2021, we recognized $1.5 million of WRAM revenue. Actual volumetric revenue was lower than adopted volumetric billings due to a shift in customer usage from nonresidential to residential usage. Due to the delay in the resolution of the 2018 GRC, WRAM revenue was not recorded in the second quarter of 2020.
3.MCBA revenue is the variance between adopted water production costs and actual water production costs. For the second quarter of 2021, we recognized $7.0 million of MCBA revenue. Actual water production costs were higher than adopted production costs in the second quarter of 2021 due to a shift in water production mix from well water to purchased water in certain of our service territories. As required by the MCBA mechanism, the increase in actual water production costs relative to adopted water production costs in California also increased operating revenue for the same amount. Due to the delay in the resolution of the 2018 GRC, MCBA revenue was not recorded in the second quarter of 2020.
4.The other balancing account revenue consists of the pension, conservation and health care balancing account revenues. Pension and conservation balancing account revenues are the differences between actual expenses and adopted rate recovery. Health care balancing account revenue is 85% of the difference between actual health care expenses and adopted rate recovery. For the second quarter of 2021, we recognized a decrease to revenue of $0.8 million for these balancing accounts. The decrease in revenue was mainly due to a decrease in actual health care expenses relative to adopted in the second quarter of 2021. Due to the delay in the resolution of the 2018 GRC, PCBA and HCBA revenue were not recorded in the second quarter of 2020.
5.The deferral of revenue consists of amounts that are expected to be collected from customers beyond 24 months following the end of the accounting period in which these revenues were recorded. The deferral increased in the second quarter of 2021 as compared to the second quarter of 2020 due to an increase in the balancing account revenue expected to be collected beyond 24 months.
Total Operating Expenses
Total operating expenses increased $7.9 million, or 4.8%, to $170.9 million in the second quarter of 2021, as compared to $163.0 million in the second quarter of 2020.
Water production costs consists of purchased water, purchased power, and pump taxes. It represents the largest component of total operating expenses, accounting for approximately 43.8% of total operating expenses for the second quarter of 2021, as compared to 43.6% of total operating expenses for the second quarter of 2020. Water production costs increased 5.3% in the second quarter of 2021 as compared to the same period last year mainly due to increases in purchased water quantities and an increase in rates from our purchased water wholesalers.
Sources of water as a percent of total water production are listed in the following table:

	Three Months Ended June 30
	2021	2020
Well production	47%	44%
Purchased	49%	50%
Surface	4%	6%
Total	100%	100%

The components of water production costs are shown in the table below:

	Three Months Ended June 30
	2021	2020	Change
Purchased water	$62,139	$59,738	$2,401
Purchased power	9,171	8,128	1,043
Pump taxes	3,601	3,276	325
Total	$74,911	$71,142	$3,769
Administrative and general and other operations expenses decreased $0.3 million, or 0.7%, to $52.5 million in the second quarter of 2021, as compared to $52.8 million in the second quarter of 2020. The decrease was due to a $6.3 million decrease in costs associated with deferred WRAM revenue, $0.8 million decrease in uninsured loss costs, and a $0.5 million decrease in legal expense. The cost decreases were partially offset by increases in employee wages of $4.7 million, consulting and other outside service fees of $0.8 million, water treatment costs of $0.7 million, and software maintenance costs of $0.6 million. Changes in employee pension benefits and water conservation program costs for regulated California operations generally do not affect earnings, as the Company is allowed by the CPUC to record these costs in balancing accounts for future recovery, creating a corresponding change to revenue. Employee and retiree medical expenses are recovered up to 85% of the variance between adopted and recorded expenses.
Maintenance expense decreased $0.1 million, or 1.7%, to $6.6 million in the second quarter of 2021, as compared to $6.7 million in the second quarter of 2020, mostly due to a reduction in repairs of transmission and distribution mains.
Depreciation and amortization expense increased $2.7 million, or 11.0%, to $27.2 million in the second quarter of 2021, as compared to $24.5 million in the second quarter of 2020, mostly due to utility plant placed in service in 2020.
Income taxes increased $1.4 million to $2.0 million in the second quarter of 2021, as compared to $0.6 million in the second quarter of 2020. The increase was mainly due to an increase in operating income and reduction in state tax benefits from repair deductions of $64.0 million which was partially offset by a decrease in the 2021 effective tax rate due to a $19.4 million increase in refund of excess federal income taxes in 2021 as compared to 2020.
Property and other taxes increased $0.6 million to $7.7 million in the second quarter of 2021, as compared to $7.1 million in the same period of 2020, mostly due to an increase in assessed property values.
Other Income and Expenses
Net other income increased $3.3 million to $6.6 million in the second quarter of 2021, as compared to a net other income of $3.3 million in the second quarter of 2020, due primarily to a $4.0 million decrease in other components of net periodic benefit costs partially offset by a $1.9 million decrease in unrealized gain on certain benefit plan investments and a $0.9 million decrease in allowance for equity funds used during construction.
Interest Expense
Net interest expense increased $0.3 million, or 2.6%, to $10.8 million in the second quarter of 2021, as compared to $10.5 million in the second quarter of 2020. The increase was due primarily to an increase in financing to support the capital investment program from the 2018 GRC.

RESULTS OF THE SIX MONTHS ENDED JUNE 30, 2021 OPERATIONS
COMPARED THE SIX MONTHS ENDED JUNE 30, 2020 OPERATIONS
Dollar amounts in thousands unless otherwise stated
Overview
Net Income Attributable to California Water Service Group
Net income attributable to California Water Service Group for the first six months of 2021 was $35.2 million or $0.69 earnings per diluted common share, compared to net loss attributable to California Water Service Group of $15.0 million or $0.31 net loss per diluted common share for the first six months of 2020.
The $50.2 million increase in net income attributable to California Water Service Group was primarily due to the December 2020 decision by the CPUC for Cal Water’s 2018 GRC. The decision authorized rate increases and the continuation of regulatory mechanisms which the Company had not recorded during the first six months of 2020. Results for the first six months of 2021 included cumulative 2018 GRC rate relief of $14.3 million, representing 2020 and 2021 rate changes, and regulatory mechanism net revenue increases of $25.6 million for the first six months of 2021 as compared to the first six months of 2020. The increase in net income attributable to California Water Service Group resulting from the adoption of Cal Water's 2018 GRC was partially offset by increases in administrative and general expense of $5.5 million, depreciation and amortization expense of $5.3 million, and property taxes of $1.3 million.
Additional factors outside the Company’s immediate control also significantly contributed to the increase in net income attributable to California Water Service Group, including a $14.5 million increase in accrued unbilled revenue and $3.1 million increase in unrealized gain on certain benefit plan investments. Seasonal weather patterns and the number of unbilled days are the primary drivers of accrued unbilled revenue.
Operating Revenue
Operating revenue increased $59.8 million, or 19.9%, to $360.9 million for the first six months of 2021 as compared to the first six months of 2020, with such change attributed to the following:

Net change due to rate changes, usage, and other (1)	$52,324
WRAM Revenue (2)	705
MCBA Revenue (3)	11,034
IRMA Revenue (4)	2,538
Other balancing account revenue (5)	(2,246)
Deferral of revenue (6)	(4,542)
Net operating revenue increase	$59,813
1.The net change due to rate changes, usage, and other in the above table was mainly driven by rate increases, the components of which are set forth in the table below, a 5.5% increase in customer usage, and a $14.5 million increase in accrued unbilled revenue.

General rate case	$4,119
Escalation rate increases	3,539
Purchased water and pump tax offsets	2,643
Rate base offsets	4,019
Total increase in rates	$14,320
2.WRAM revenue is the variance between adopted volumetric revenues and actual billed volumetric revenues for metered accounts. For the first six months of 2021, we recognized $0.7 million of WRAM revenue. Actual volumetric revenue was lower than adopted volumetric billings due to a shift in customer usage from nonresidential to residential usage. Due to the delay in the resolution of the 2018 GRC, WRAM revenue was not recorded in the first six months of 2020.

3.MCBA revenue is the variance between adopted water production costs and actual water production costs. For the first six months of 2021, we recognized $11.0 million of MCBA revenue. Actual water production costs were higher than adopted production costs in the first six months of 2021 due to a shift in water production mix from well water to purchased water in certain of our service territories. As required by the MCBA mechanism, the increase in actual water production costs relative to adopted water production costs in California also increased operating revenue for the same amount. Due to the delay in the resolution of the 2018 GRC, MCBA revenue was not recorded in the first six months of 2020.
4.Due to the delay in the resolution of the 2018 GRC, the CPUC authorized Cal Water to track the effect of the delay on customer billings in an IRMA effective January 1, 2020. Variances between actual customer billings and those that would have been billed assuming the GRC had been effective January 1, 2020 are recorded as regulatory balancing account revenue. The 2018 GRC was approved in December of 2020 and final rates for the 2018 GRC were implemented as of February 1, 2021; as a result, Cal Water recorded IRMA revenue for January 2021. Due to the delay in the resolution of the 2018 GRC, IRMA revenue was not recorded in the first six months of 2020.
5.The other balancing account revenue consists of the pension, conservation and health care balancing account revenues. Pension and conservation balancing account revenues are the differences between actual expenses and adopted rate recovery. Health care balancing account revenue is 85% of the difference between actual health care expenses and adopted rate recovery. For the first six months of 2021, we recognized a decrease to revenue of $2.2 million for these balancing accounts. The decrease in revenue was mainly due to a decrease of $3.6 million in actual health care expenses relative to adopted partially offset by an increase of $1.0 million in actual pension expenses relative to adopted in the first six months of 2021. Due to the delay in the resolution of the 2018 GRC, PCBA and HCBA revenue were not recorded in the first six months of 2020.
6.The deferral of revenue consists of amounts that are expected to be collected from customers beyond 24 months following the end of the accounting period in which these revenues were recorded. The deferral increased in the first six months of 2021 as compared to the first six months of 2020 due to an increase in the balancing account revenue expected to be collected beyond 24 months.
Total Operating Expenses
Total operating expenses increased $20.2 million, or 6.8%, to $315.7 million for the first six months of 2021, as compared to $295.5 million for the first six months of 2020.
Water production costs consists of purchased water, purchased power, and pump taxes. It represents the largest component of total operating expenses, accounting for approximately 41.1% of total operating expenses in the first six months of 2021, as compared to 42.3% of total operating expenses in the first six months of 2020. Water production costs increased 3.7% in the first six months of 2021 as compared to the same period last year mainly due to increases in purchased water quantities and an increase in rates from our purchased water wholesalers.
Sources of water as a percent of total water production are listed in the following table:

	Six Months Ended June 30
	2021	2020
Well production	47%	45%
Purchased	49%	49%
Surface	4%	6%
Total	100%	100%
The components of water production costs are shown in the table below:

	Six Months Ended June 30
	2021	2020	Change
Purchased water	$106,905	$105,087	$1,818
Purchased power	15,674	13,904	1,770
Pump taxes	7,158	6,127	1,031
Total	$129,737	$125,118	$4,619

Administrative and general and other operations expenses increased $4.3 million, or 4.4%, to $100.8 million in the first six months of 2021, as compared to $96.5 million in the first six months of 2020. The increase was primarily due to a $4.3 million increase in employee wages, $1.3 million increase in uninsured losses, $1.0 million increase in water treatment costs, $0.9 million increase in software maintenance costs, and $0.6 million increase in credit loss expenses which was partially offset by a $3.6 million decrease in costs associated with deferred WRAM revenue and a $0.7 million decrease in retirement benefits. Changes in employee pension benefits and water conservation program costs for regulated California operations generally do not affect earnings, as the Company is allowed by the CPUC to record these costs in balancing accounts for future recovery, creating a corresponding change to revenue. Employee and retiree medical expenses are recovered up to 85% of the variance between adopted and recorded expenses.
Maintenance expense decreased $0.4 million, or 3.0%, to $13.4 million in the first six months of 2021, as compared to $13.8 million in the first six months of 2020, mostly due to a reduction in repairs of transmission and distribution mains.
Depreciation and amortization expense increased $5.3 million, or 10.7%, to $54.3 million in the first six months of 2021, as compared to $49.0 million in the first six months of 2020, mostly due to capital additions in 2020.
Income tax expense increased $5.2 million to $1.9 million in the first six months of 2021, as compared to $3.3 million income tax benefit in the first six months of 2020. The increase was mainly due to an increase in operating income and a reduction in the state tax benefit from repair deductions which was partially offset by an increase in refund of excess deferred federal income taxes in 2021 as compared to 2020.
Property and other taxes increased $1.3 million to $15.7 million in the first six months of 2021, as compared to $14.4 million in the same period of 2020, mostly due to an increase in assessed property values.
Other Income and Expenses
Net other income increased $10.9 million to $10.6 million in the first six months of 2021, as compared to a net other loss of $0.3 million in the first six months of 2020, due primarily to a $8.4 million decrease in other components of net periodic benefit costs and $3.1 million increase in unrealized gain on certain benefit plan investments due to favorable market conditions which was partially offset by a $1.9 million decrease in allowance for equity funds used during construction.
Interest Expense
Net interest expense increased $0.4 million, or 1.7%, $20.7 million in the first six months of 2021, as compared to $20.3 million in the first six months of 2021. The increase was due primarily to an increase in financing to support the capital investment program from the 2018 GRC.
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
On July 2, 2021, Cal Water filed its 2021 GRC requesting water infrastructure investments of $1.0 billion in accordance with the rate case plan for all of its regulated operating districts for the years 2022, 2023, and 2024. The CPUC will evaluate the water infrastructure improvement investments along with operating budgets to establish water rates that reflect the actual cost of service. The CPUC will also evaluate Cal Water's proposed rate design changes that would improve revenue stability and provide a discounted unit rate to the first six units of water per month for residential customers. In the proposal, this block of usage would be charged at 25% of the average rate. The CPUC has recognized this six-unit block as essential for basic needs. The required filing begins an approximately 18-month review process, with any changes in customer rates expected to become effective in 2023. Cal Water has proposed to the CPUC to increase revenues by $80.5 million, or 11.1%, in 2023; $43.6 million, or 5.4%, in 2024; and $43.2 million, or 5.1%, in 2025 to support these investments. If approved as filed, this would cost the average residential customer less than an additional $5 per month across all of Cal Water’s service areas.

IRMA
The 2018 GRC was approved in December of 2020 and final rates for the 2018 GRC were implemented as of February 1, 2021; as a result, Cal Water calculated and recorded a regulatory asset of $55.7 million and a corresponding increase to revenue for the difference between final rates and interim rates for the 13-month period January 1, 2020 to January 31, 2021. Cal Water also recorded a regulatory liability of $1.6 million and a corresponding decrease to regulatory assets for LIRA and RSF program credits that would have been given to customers had the rate case been approved on time.
In April of 2021, Cal Water submitted an advice letter to request amortization of the IRMA. The new rates were implemented on April 15, 2021. In May of 2021, Cal Water submitted an advice letter to adjust the rates that were implemented on April 15, 2021. The updated rates were implemented on June 15, 2021.
2020 Cost of Capital Application
On May 3, 2021, Cal Water filed its required application with the CPUC to review its cost of capital for 2022 through 2024. Cal Water requested a return on equity of 10.35%, a cost of debt of 4.23%, and a 53.4% equity capital structure. The CPUC will evaluate the proposal along with proposals of other parties and, according to its standard process, is expected to issue a decision late in 2021.
California Drought Memorandum Account (DRMA)
In June of 2021, Cal Water submitted an advice letter to request a DRMA to track the incremental operational and administrative costs incurred to further implement updated Rule 14.1 for voluntary conservation measures and Schedule 14.1 for mandatory rationing measures, including activities related to enhanced conservation efforts, staffing, and capital expenditures to ensure a safe, reliable supply of water. The DRMA would also track monies paid by customers for fines, penalties, or other compliance measures associated with water use violations; and penalties paid by Cal Water to its water wholesalers.
Escalation Increase Requests
As part of the decision on the 2018 GRC, Cal Water was authorized to request annual escalation rate increases for 2021 for those districts that passed the earnings test. In December of 2020, Cal Water requested escalation rate increases for 2021 in 13 of its regulated districts. The annual adopted gross revenue associated with the December 2020 filing was $8.2 million. The new rates were implemented on February 1, 2021.
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
WRAM/MCBA Filings
In April of 2021, Cal Water submitted an advice letter to true up the revenue under-collections for the 2020 annual WRAMs/MCBAs of its regulated districts. A net under-collection of $39.6 million is being recovered/refunded from/to customers in the form of 12, 18, and greather-than-18-month surcharges and 6 and 12 month surcredits. The new rates incorporate net WRAM/MCBA balances that were previously approved for recovery, and were implemented on April 15, 2021.

2015 GRC PCBA and HCBA Filings
During the first six months of 2021, Cal Water submitted advice letters to amortize the PCBA and HCBA from the 2015 GRC that tracked the difference between adopted and actual costs for the period of 2017-2019. For the PCBA, $21.3 million is being recovered from customers in the form of 12 and 24 month surcharges as actual pension costs during 2017-2019 were higher than the adopted pension costs. For the HCBA, $4.3 million is being refunded to customers in the form of 12 month surcredits as actual health care costs during 2017-2019 were lower than the adopted health care costs. The new rates were implemented on June 15, 2021.
Regulatory Activity - Other States
Kona Water Service Company GRC (Hawaii Water)
In May of 2021, Hawaii Water submitted a private letter ruling (PLR) to the IRS requesting a ruling on the treatment of deferred taxes as a result of the TCJA. A decision on the PLR is expected later this year.
Kapalua Water Company and Kapalua Waste Treatment (Hawaii Water)
In the first quarter of 2021, Hawaii Water Service received approval from the Hawaii Public Utilities Commission (HPUC) to acquire the assets of Kapalua Water Company and Kapalua Waste Treatment Company from Maui Land and Pineapple Company. Hawaii Water took control of the water and wastewater systems on May 1, 2021.
HOH Utilities Company (Hawaii Water)
In June of 2021, Hawaii Water signed an agreement to acquire the assets of HOH Utilities Company, a wastewater utility located in the growing Poipu/Koloa area of Kauai County on the island of Kauai. The acquisition is subject to satisfaction of customary closing conditions, including approval by the HPUC.
Hawaii Water is expected to own and manage the wastewater utility, which currently serves almost 1,800 residential, commercial, and resort customers in Poipu and Koloa, including three hotels, condominiums, multi-family housing, a golf course, and single-family homes.
BVRT Utility Holding Company (BVRT) (Texas Water)
In May of 2021, Texas Water became the majority owner of BVRT, a Texas-based utility development company owning and operating four wastewater utilities serving growing communities outside of Austin and San Antonio. Texas Water initially invested funds to enable BVRT to continue to build wastewater infrastructure and converted its investment to equity. BVRT’s four wastewater utilities currently serve or are under contract to serve over 2,500 connections, with an estimated potential total build-out of more than 61,000 connections.
LIQUIDITY
Cash flow from Operations
Cash flow from operations for the first six months of 2021 was $67.7 million compared to $20.0 million for the same period in 2020. The increase in the first six months of 2021 as compared to 2020 was primarily due to the delay in the resolution of the 2018 GRC. Due to the delay, we did not meet the recognition criteria to recognize $4.1 million of rate relief and $25.6 million of regulatory mechanism net revenue in the first six months of 2020. Cash generated by operations varies during the year due to customer billings, and timing of collections and contributions to our benefit plans.
During the first six months of 2021, we made contributions of $14.1 million to our employee pension plan compared to contributions of $16.8 million during the first six months of 2020. During the first six months of 2021, we made contributions of $1.5 million to the other postretirement benefit plans compared to contributions of $3.9 million during the first six months of 2020. The full-year 2021 estimated cash contribution to the pension plans and other postretirement benefits plans are expected to be approximately $23.5 million and $2.2 million, respectively.
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

Investing Activities
During the first six months of 2021 and 2020, we used $138.5 million and $133.5 million, respectively, of cash for Company-funded and developer-funded utility plant expenditures. Annual expenditures fluctuate each year due to the availability of construction resources and our ability to obtain construction permits in a timely manner. For 2021, we estimate utility plant expenditures to be between $270.0 million and $300.0 million.
Financing Activities
Net cash provided by financing activities was $98.7 million during the first six months of 2021 compared to $222.8 million of net cash provided by financing activities for the same period in 2020. For 2021, this includes our issuance of $280.0 million of First Mortgage Bonds, $61.6 million of Company common stock through our at-the-market equity program, and $1.0 million through our employee stock purchase plan. For 2020, this includes our issuance of $37.1 million of Company common stock through our at-the-market equity program and $0.9 million through our employee stock purchase plan.
During the first six months of 2021 and 2020, we borrowed $125.0 million and $270.0 million, respectively, on our unsecured revolving credit facilities. We made a repayment on our unsecured revolving credit facilities of $350.0 million and $70.0 million during the first six months of 2021 and 2020, respectively.
The undercollected net WRAM and MCBA receivable balances were $67.5 million and $52.6 million as of June 30, 2021 and 2020, respectively. The undercollected balances were primarily financed by Cal Water using short-term and long-term financing arrangements to meet operational cash requirements. Interest on the undercollected balances, which represents the interest recoverable from customers, is limited to the then-current 90-day commercial paper rates which typically are significantly lower than Cal Water’s short and long-term financing rates.
Short-Term and Long-Term Financing
During the first six months of 2021, we utilized cash generated from operations, borrowings on the unsecured revolving credit facilities, issuance of First Mortgage Bonds, and cash received from the sale of Company common stock through our at-the-market equity program to fund operations and capital investments.
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
As of June 30, 2021 and December 31, 2020, there were short-term borrowings of $145.0 million and $370.0 million, respectively, outstanding on the unsecured revolving credit facilities.
Given our ability to access our lines of credit on a daily basis, cash balances are managed to levels required for daily cash needs and excess cash is invested in short-term or cash equivalent instruments. Minimal operating levels of cash are maintained for Washington Water, New Mexico Water, and Hawaii Water.
Both short-term credit agreements contain affirmative and negative covenants and events of default customary for credit facilities of this type including, among other things, limitations and prohibitions relating to additional indebtedness, liens, mergers, and asset sales. Also, these unsecured credit agreements contain financial covenants governing the Company and its subsidiaries’ consolidated total capitalization ratio not to exceed 66.7% and an interest coverage ratio of three or more. As of June 30, 2021, we are in compliance with all of the covenant requirements and are eligible to use the full amount of the undrawn portion of our unsecured revolving credit facilities.
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

On May 11, 2021, Cal Water completed the sale and issuance of $280.0 million in aggregate principal amount of First Mortgage Bonds (the Bonds) in a private placement. The Bonds consist of $130.0 million of 2.87% bonds, series ZZZ, maturing May 11, 2051, and $150.0 million of 3.02% bonds, series 1, maturing May 11, 2061. Interest on the bonds will accrue semi-annually and be payable in arrears on May 11 and November 11 of each year, commencing on November 11, 2021. The Bonds will rank equally with all of Cal Water’s other First Mortgage Bonds and will be secured by liens on Cal Water’s properties, subject to certain exceptions and permitted liens. Cal Water used the net proceeds from the sale of the Bonds to refinance existing indebtedness and for general corporate purposes
Summarized Financial Information for Guarantors and the Issuer of Guaranteed Securities.
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
The following tables present summarized financial information of the Issuer subsidiary and the Guarantor. The information presented below excludes eliminations necessary to arrive at the information on a consolidated basis. In presenting the summarized financial statements, the equity method of accounting has been applied to the Guarantor interests in the Issuer. The summarized information excludes financial information of the Non-issuers, including earnings from and investments in these entities.

Summarized Statement of Operations
(in thousands)	Six Months Ended June 30, 2021		Twelve Months Ended December 31, 2020
	Issuer	Guarantor	Issuer	Guarantor
Net sales	$333,045	$—	$745,034	$—
Gross profit	$208,916	$—	$477,915	$—
Income from operations	$43,777	$74	$130,761	$331
Equity in earnings of guarantor	$—	$33,246	$—	$92,244
Net income	$33,246	$631	$92,244	$92,760

Summarized Balance Sheet Information
(in thousands)	As of June 30, 2021		As of December 31, 2020
	Issuer	Guarantor	Issuer	Guarantor
Current assets	$269,485	$11,654	$227,030	$20,075
Intercompany receivable from non-issuer and issuer subsidiaries	$810	$41,612	$4,905	$20,022
Other assets	$451,546	$1,002,767	$433,837	$943,665
Long-term intercompany receivable from non-issuer subsidiaries	$—	$27,520	$—	$37,985
Net utility plant	$2,533,562	$70	$2,459,992	$117
Total assets	$3,255,403	$1,083,623	$3,125,764	$1,021,864

Current liabilities	$256,433	$95,000	$481,247	$100,124
Intercompany payable to guarantor and non-issuer subsidiary	$2,489	$—	$402	$—
Long-term debt	$1,059,626	$—	$780,790	$—
Other liabilities	$1,044,682	$1,970	$1,034,098	$1,725
Total Liabilities	$2,363,230	$96,970	$2,296,537	$101,849
Dividends
During the first six months of 2021, our quarterly common stock dividend payments were $0.4600 per share compared to $0.4250 per share during the first six months of 2020. For the full year 2020, the payout ratio was 43.1% of net income. On a long-term basis, our goal is to achieve a dividend payout ratio of 60% of net income accomplished through future earnings growth.

At the July 28, 2021 meeting, the Company's Board of Directors declared the third quarter dividend of $0.2300 per share payable on August 20, 2021, to stockholders of record on August 9, 2021. This was our 306th consecutive quarterly dividend.
2021 Financing Plan
We intend to fund our utility plant needs in future periods through a relatively balanced approach between long-term debt and equity. The Company and Cal Water have a syndicated unsecured revolving line of credit of $150.0 million and $400.0 million, respectively, for short-term borrowings. As of June 30, 2021, the Company’s and Cal Water’s availability on these unsecured revolving lines of credit was $55.0 million and $350.0 million, respectively.
On May 11, 2021, Cal Water completed the sale and issuance of $280.0 million in aggregate principal amount of First Mortgage Bonds in a private placement and used the net proceeds from the sale to refinance existing indebtedness and for general corporate purposes.
Book Value and Stockholders of Record
Book value per common share was $19.25 at June 30, 2021 compared to $18.30 at December 31, 2020. There were approximately 1,932 stockholders of record for our common stock as of May 10, 2021.
Utility Plant Expenditures
During the first six months of 2021, utility plant expenditures totaled $138.5 million for Company-funded and developer-funded projects. For 2021, we estimate utility plant expenditures to be between $270.0 million and $300.0 million. We do not control third-party-funded utility plant expenditures and therefore are unable to estimate the amount of such projects for 2021.
As of June 30, 2021, construction work in progress was $216.0 million. Construction work in progress includes projects that are under construction but not yet complete and placed in service.
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
Historically, approximately half of our annual water supply is pumped from wells. State groundwater management agencies operate differently in each state. Some of our wells extract ground water from water basins under state ordinances. These are adjudicated groundwater basins, in which a court has settled the dispute between landowners or other parties over how much annual groundwater can be extracted by each party. All of our adjudicated groundwater basins are located in the State of California. Our annual groundwater extraction from adjudicated groundwater basins approximates 5.8 billion gallons or 12.3% of our total annual water supply pumped from wells. Historically, we have extracted less than 100% of our annual adjudicated groundwater rights and have the right to carry forward up to 20% of the unused amount to the next annual period. All of our remaining wells extract ground water from managed or unmanaged water basins. There are no set limits for the ground water extracted from these water basins. Our annual groundwater extraction from managed groundwater basins approximates 27.5 billion gallons or 58.0% of our total annual water supply pumped from wells. Our annual groundwater extraction from unmanaged groundwater basins approximates 14.1 billion gallons or 29.7% of our total annual water supply pumped from wells. Most of the managed groundwater basins we extract water from have groundwater recharge facilities. We are required to pay well pump taxes to financially support these groundwater recharge facilities. Our well pump taxes were $3.6 million and $3.3 million for the three months ended June 30, 2021 and 2020, respectively. For the six months ended June 30, 2021 and 2020 our well pump taxes were $7.2 million and $6.1 million, respectively. In 2014, the State of California enacted the Sustainable Groundwater Management Act of 2014. The law and its implementing regulations require most basins to select a sustainability agency by 2017, develop a sustainability plan by 2022, and show progress toward sustainability by 2027. We expect that after the act's provisions are fully implemented, substantially all the Company's California groundwater will be produced from sustainably managed and adjudicated basins.
California's normal weather pattern yields little precipitation between mid-spring and mid-fall. The Washington Water service areas receive precipitation in all seasons, with the heaviest amounts during the winter. New Mexico Water's rainfall is heaviest in the summer monsoon season. Hawaii Water receives precipitation throughout the year, with the largest amounts in the winter months. Water usage in all service areas is highest during the warm and dry summers and declines in the cool winter months. Rain and snow during the winter months in California replenish underground water aquifers and fill reservoirs, providing the water supply for subsequent delivery to customers. As of June 30, 2021, the State of California snowpack water content during the 2021-2022 water year is 5% of long-term averages (per the California Department of Water Resources, Northern Sierra Precipitation Accumulation report). The northern Sierra region is the most important for the state’s urban water supplies. The central and southern portions of the Sierras have recorded 0% and 0%, respectively, of long-term averages. Management believes that, notwithstanding lower-than-average snowpack water content, supply pumped from underground aquifers and purchased from wholesale suppliers will be adequate to meet customer demand during 2021 and beyond. Long-term water supply plans are developed for each of our districts to help assure an adequate water supply under various operating and supply conditions. Some districts have unique challenges in meeting water quality standards, but management believes that supplies will meet current standards using currently available treatment processes.
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
CONTRACTUAL OBLIGATIONS
During the six months ended June 30, 2021, there were no material changes in contractual obligations outside the normal course of business.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2021. Based on that evaluation, we concluded that our disclosure controls and procedures were effective at the reasonable assurance level.
(b) Changes to Internal Control over Financial Reporting
There was no change in our internal controls over financial reporting that occurred during the quarter ended June 30, 2021, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.
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

Item 6.
EXHIBITS

Exhibit	Description
3.1	Amended and Restated Bylaws of California Water Service Group (Exhibit 3.1 to the Current Report on Form 8-K filed May 27, 2021)

4.0
Sixty-Third Supplemental Indenture dated as of May 11, 2021, between California Water Service Company and U.S. Bank National Association, as Trustee, covering 2.87% First Mortgage Bonds due 2051, Series ZZZ and 3.02% First Mortgage Bonds due 2061, Series 1 (Exhibit 10.1 to the Current Report on Form 8-K filed May 11, 2021)

4.1	The Company agrees to furnish upon request to the Securities and Exchange Commission a copy of each instrument defining the rights of holders of long-term debt of the Company

31.1	Chief Executive Officer certification of financial statements pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer certification of financial statements pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

32	Chief Executive Officer and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from this Quarterly Report on Form 10-Q formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to the Condensed Consolidated Financial Statements.

104	The cover page from this Quarterly Report on Form 10-Q formatted in iXBRL (included as exhibit 101)

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CALIFORNIA WATER SERVICE GROUP
Registrant

July 29, 2021	By:	/s/ Thomas F. Smegal III
Thomas F. Smegal III
Vice President,
Chief Financial Officer and Treasurer