Form 10-Q
period 2021-09-30
CALIFORNIA WATER SERVICE GROUP
filed 2021-10-28
CIK 1035201

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit). Yes ☒  No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

As of September 30, 2021 — there were approximately 52,608,000 shares of common stock outstanding.

PART I FINANCIAL INFORMATION
Item 1.
FINANCIAL STATEMENTS
The condensed consolidated financial statements presented in this filing on Form 10-Q have been prepared by management and are unaudited.
CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited (In thousands, except per share data)

	September 30, 2021	December 31, 2020
ASSETS
Utility plant:
Utility plant	$4,124,024	$3,890,423
Less accumulated depreciation and amortization	(1,327,655)	(1,239,865)
Net utility plant	2,796,369	2,650,558
Current assets:
Cash and cash equivalents	140,368	44,555
Receivables:
Customers, net	67,807	44,025
Regulatory balancing accounts	85,027	96,241
Other, net	20,448	20,331
Unbilled revenue, net	54,129	34,069
Materials and supplies at weighted average cost	9,383	8,831
Taxes, prepaid expenses, and other assets	16,246	17,964
Total current assets	393,408	266,016
Other assets:
Regulatory assets	328,505	325,376
Goodwill	36,815	31,842
Other assets	124,592	120,456
Total other assets	489,912	477,674
TOTAL ASSETS	$3,679,689	$3,394,248
CAPITALIZATION AND LIABILITIES
Capitalization:
Common stock, $0.01 par value; 68,000 shares authorized, 52,608 and 50,334 outstanding in 2021 and 2020, respectively	$526	$503
Additional paid-in capital	580,760	448,632
Retained earnings	534,685	472,209
Noncontrolling interests	4,689	—
Total equity	1,120,660	921,344
Long-term debt, net	1,059,724	781,100
Total capitalization	2,180,384	1,702,444
Current liabilities:
Current maturities of long-term debt, net	5,180	5,127
Short-term borrowings	120,000	370,000
Accounts payable	148,415	131,725
Regulatory balancing accounts	19,273	34,636
Accrued interest	17,170	6,178
Accrued expenses and other liabilities	50,900	41,040
Total current liabilities	360,938	588,706
Deferred income taxes	284,193	276,032
Pension and postretirement benefits other than pensions	114,192	115,581
Regulatory liabilities and other	257,108	247,810
Advances for construction	198,344	195,625
Contributions in aid of construction	284,530	268,050
Commitments and contingencies (Note 10)
TOTAL CAPITALIZATION AND LIABILITIES	$3,679,689	$3,394,248
See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited (In thousands, except per share data)

For the three months ended	September 30, 2021	September 30, 2020
Operating revenue	$256,723	$304,108
Operating expenses:
Operations:
Water production costs	84,951	85,344
Administrative and general	30,712	29,208
Other operations	24,686	29,746
Maintenance	7,739	7,129
Depreciation and amortization	27,232	24,699
Income taxes	1,705	13,804
Property and other taxes	8,546	8,116
Total operating expenses	185,571	198,046
Net operating income	71,152	106,062
Other income and expenses:
Non-regulated revenue	5,813	3,934
Non-regulated expenses	(5,779)	(2,865)
Other components of net periodic benefit credit (cost)	1,853	(1,008)
Allowance for equity funds used during construction	898	973
Income tax expense on other income and expenses	(207)	(245)
Net other income	2,578	789
Interest expense:
Interest expense	11,737	11,162
Allowance for borrowed funds used during construction	(506)	(671)
Net interest expense	11,231	10,491
Net income	62,499	96,360
Net income attributable to noncontrolling interests	70	—
Net income attributable to California Water Service Group	$62,429	$96,360
Earnings per share of common stock:
Basic	$1.20	$1.94
Diluted	1.20	1.94
Weighted average shares outstanding:
Basic	51,823	49,576
Diluted	51,823	49,576
 See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited (In thousands, except per share data)

For the nine months ended	September 30, 2021	September 30, 2020
Operating revenue	$617,583	$605,155
Operating expenses:
Operations:
Water production costs	214,688	210,462
Administrative and general	92,837	85,827
Other operations	63,318	69,618
Maintenance	21,118	20,924
Depreciation and amortization	81,516	73,733
Income taxes	3,576	10,489
Property and other taxes	24,213	22,470
Total operating expenses	501,266	493,523
Net operating income	116,317	111,632
Other income and expenses:
Non-regulated revenue	16,759	11,969
Non-regulated expenses	(12,354)	(11,811)
Other components of net periodic benefit credit (cost)	7,520	(3,770)
Allowance for equity funds used during construction	2,290	4,292
Income tax expense on other income and expenses	(1,077)	(152)
Net other income	13,138	528
Interest expense:
Interest expense	33,165	33,573
Allowance for borrowed funds used during construction	(1,253)	(2,747)
Net interest expense	31,912	30,826
Net income	97,543	81,334
Net loss attributable to noncontrolling interests	(79)	—
Net income attributable to California Water Service Group	$97,622	$81,334
Earnings per share of common stock:
Basic	$1.91	$1.66
Diluted	1.91	1.66
Weighted average shares outstanding:
Basic	51,119	49,034
Diluted	51,119	49,034
 See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited (In thousands)

For the nine months ended	September 30, 2021	September 30, 2020
Operating activities:
Net income	$97,543	$81,334
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	83,673	75,550
Change in value of life insurance contracts	(2,097)	(621)
Allowance for equity funds used during construction	(2,290)	(4,292)
Changes in operating assets and liabilities:
Receivables and unbilled revenue	(43,220)	(41,374)
Accounts payable	(2,914)	7,199
Other current assets	1,654	(536)
Other current liabilities	16,541	16,304
Other changes in noncurrent assets and liabilities	30,268	(36,900)
Net cash provided by operating activities	179,158	96,664
Investing activities:
Utility plant expenditures	(207,748)	(221,261)
Purchase of life insurance contracts	(2,335)	(2,335)
Business acquisition, net of cash acquired	(6,451)	(39,544)
Return of investment	1,000	—
Net cash used in investing activities	(215,534)	(263,140)
Financing activities:
Short-term borrowings	180,000	270,000
Repayment of short-term borrowings	(430,000)	(70,000)
Issuance of long-term debt, net of debt issuance costs of $1,064 for 2021 and $0 for 2020	278,936	—
Repayment of long-term debt	(1,522)	(1,535)
Advances and contributions in aid of construction	21,663	19,862
Refunds of advances for construction	(8,204)	(7,017)
Repurchase of common stock	(1,593)	(1,578)
Issuance of common stock	128,507	58,573
Dividends paid	(35,146)	(31,177)
Net cash provided by financing activities	132,641	237,128
Change in cash, cash equivalents, and restricted cash	96,265	70,652
Cash, cash equivalents, and restricted cash at beginning of period	45,129	43,298
Cash, cash equivalents, and restricted cash at end of period	$141,394	$113,950
Supplemental information:
Cash paid for interest (net of amounts capitalized)	$20,162	$21,862
Supplemental disclosure of non-cash activities:
Accrued payables for investments in utility plant	$63,047	$47,015
Utility plant contribution by developers	$22,666	$22,762
 See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

CALIFORNIA WATER SERVICE GROUP
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2021
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
Noncontrolling Interests
Noncontrolling interests in the Company’s condensed consolidated financial statements represents a 30.20% interest not owned by Texas Water in a consolidated subsidiary. Texas Water obtained control over the subsidiary on May 1, 2021. Since the Company controls this subsidiary, its financial statements are consolidated with those of the Company, and the noncontrolling owner’s 30.20% share of the subsidiary’s net assets and results of operations is deducted and reported as noncontrolling interests on the condensed consolidated balance sheet and as net income or loss attributable to noncontrolling interests in the condensed consolidated statement of operations.

Note 2. Summary of Significant Accounting Policies
Operating revenue
The following tables disaggregate the Company’s operating revenue by source for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30
	2021	2020
Revenue from contracts with customers	$238,352	$222,474
Regulatory balancing account revenue (a)	18,371	81,634
Total operating revenue	$256,723	$304,108

	Nine Months Ended September 30
	2021	2020
Revenue from contracts with customers	$597,337	$529,804
Regulatory balancing account revenue (a)	20,246	75,351
Total operating revenue	$617,583	$605,155
(a) The adjustments for the Company’s Water Revenue Adjustment Mechanism (WRAM), Modified Cost Balancing Account (MCBA), Pension Cost Balancing Account (PCBA), and Health Cost Balancing Account (HCBA) for the first nine months ended September 30, 2020 were recorded in the three months ended September 30, 2020 as the Company received a proposed decision for its 2018 General Rate Case for Cal Water (2018 GRC) in October of 2020. The Company also recorded an adjustment for its interim rate memorandum account (IRMA) where it was authorized to track the effect of the delay in the resolution of the 2018 GRC on customer billings.
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

In the following tables, revenue from contracts with customers is disaggregated by class of customers for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30
	2021	2020
Residential	$164,311	$151,938
Business	43,450	36,951
Industrial	7,347	7,496
Public authorities	14,126	12,862
Other (a)	9,118	13,227
Total revenue from contracts with customers	$238,352	$222,474

	Nine Months Ended September 30
	2021	2020
Residential	$400,653	$360,935
Business	106,902	93,175
Industrial	19,409	21,996
Public authorities	30,886	26,470
Other (a)	39,487	27,228
Total revenue from contracts with customers	$597,337	$529,804
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
Due to the delay in the resolution of the 2018 GRC, the CPUC authorized Cal Water to track the effect of the delay on customer billings in an interim rates memorandum account (IRMA) effective January 1, 2020. Variances between actual customer billings and those that would have been billed assuming the GRC had been effective January 1, 2020 are recorded as regulatory balancing account revenue. Rates for the 2018 GRC were implemented on February 1, 2021; as a result, Cal Water recorded an IRMA regulatory asset for all of 2020 and for January of 2021.
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

Non-regulated Revenue
The following tables disaggregate the Company’s non-regulated revenue by source for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30
	2021	2020
Operating and maintenance revenue	$4,110	$2,680
Other non-regulated revenue	894	625
Non-regulated revenue from contracts with customers	5,004	3,305
Lease revenue	809	629
Total non-regulated revenue	$5,813	$3,934

	Nine Months Ended September 30
	2021	2020
Operating and maintenance revenue	$12,122	$7,969
Other non-regulated revenue	2,550	2,223
Non-regulated revenue from contracts with customers	14,672	10,192
Lease revenue	2,087	1,777
Total non-regulated revenue	$16,759	$11,969
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
The Company reviewed its allowance for credit losses utilizing a quantitative assessment, which included trend analysis of customer billing and collection, aging by customer class, and unemployment rates. The Company also utilized a qualitative assessment, which considered the future collectability on customer outstanding balances, management's estimate of the cash recovery, and a general assessment of the economic conditions in the states in which the Company operates. The Company is also complying with the CPUC requirements to suspend customer disconnections for non-payment and ceased agency collection activities, and anticipates this situation will continue until further notice.

The following table presents the activity in the allowance for credit losses for the period ended September 30, 2021 and December 31, 2020:

Allowance for credit losses	September 30, 2021	December 31, 2020
Beginning balance	$5,246	$771
Provision for credit loss expense	(723)	5,716
Write-offs	(2,118)	(1,730)
Recoveries	408	489
Total ending allowance balance	$2,813	$5,246
Cash, Cash Equivalents, and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents, and restricted cash within the Condensed Consolidated Balance Sheets that sum to the total of the same such amounts shown on the Condensed Consolidated Statements of Cash Flows:

	September 30, 2021	December 31, 2020
Cash and cash equivalents	$140,368	$44,555
Restricted cash (included in "taxes, prepaid expenses and other assets")	1,026	574
Total cash, cash equivalents, and restricted cash shown in the statements of cash flows	$141,394	$45,129
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
During the first nine months of 2021, the Company granted Restricted Stock Awards (RSAs) to Officers and to members of the Board of Directors. An RSA share represents a restricted share of the Company's common stock and is valued based on the fair market value of the Company's common stock at the date of grant. RSAs granted to Officers vest over 36 months with the first year cliff vesting. In general, RSAs granted to Board members vest at the end of 12 months. The RSAs are recognized as expense evenly over 36 months for the shares granted to Officers and 12 months for the shares granted to Board members. As of September 30, 2021, there was approximately $2.3 million of total unrecognized compensation cost related to RSAs. The cost is expected to be recognized over a weighted average period of 1.5 years.
A summary of the status of the outstanding RSAs as of September 30, 2021 is presented below:

	Number of RSA Shares	Weighted-Average Grant-Date Fair Value
RSAs at January 1, 2021	51,561	$50.92
Granted	50,981	53.92
Vested	(36,039)	50.57
Forfeited	—	—
RSAs at September 30, 2021	66,503	$53.41
During the first nine months of 2021, the Company granted performance-based Restricted Stock Units (RSUs) to Officers. An RSU represents the right to receive a share of the Company's common stock. Each award reflects a target number shares of common stock that may be issued to the award recipient. The 2021 awards may be earned upon the completion of a 3-year performance period. Whether RSUs are earned at the end of the performance period will be determined based on the achievement of certain performance objectives set by the Organization and Compensation Committee of the Board of Directors in connection with the issuance of the RSUs. The performance objectives are based on the Company's business plan covering the performance period. The performance objectives include achieving the budgeted return on equity, budgeted investment in utility plant, customer service standards, employee safety standards and water quality standards. Depending on the results achieved during the 3-year performance period, the actual number of shares that a grant recipient receives at the end of the performance period may range from 0% to 200% of the target shares granted, provided that the grantee is continuously employed by the Company through the vesting date. If prior to the vesting date employment is terminated by reason of death, disability or normal retirement, then a pro rata portion of this award will vest. RSUs are not included in diluted shares until earned. The RSUs are recognized as expense ratably over the 3-year performance period using a fair market value of the Company's common share at the date of grant and an estimated number of RSUs earned during the performance period. As of September 30, 2021, there was approximately $2.4 million of total unrecognized compensation cost related to RSUs. The cost is expected to be recognized over a weighted average period of 1.5 years.
A summary of the status of the outstanding RSUs as of September 30, 2021 is presented below:

	Number of RSU Shares	Weighted-Average Grant-Date Fair Value
RSUs at January 1, 2021	87,787	$46.62
Granted	31,749	53.96
Performance criteria adjustment	12,257	52.96
Vested	(38,897)	52.96
Forfeited	(1,954)	35.40
RSUs at September 30, 2021	90,942	$52.71
The Company has recorded compensation costs for the RSAs and RSUs that are included in administrative and general operating expenses in the amount of $1.9 million and $1.8 million for the three months ended September 30, 2021 and 2020, respectively. For the nine months ended September 30, 2021 and 2020, the Company has recorded compensation costs for the RSAs and RSUs in the amount of $4.5 million and $3.1 million, respectively.

Note 4. Equity
The Company sold 1,064,957 shares of common stock through its at-the-market equity program and raised proceeds of $65.4 million net of $0.7 million in commissions paid under the equity distribution agreement during the three months ended September 30, 2021. During the three months ended September 30, 2020, the Company sold 432,420 shares of common stock through its at-the-market equity program and raised proceeds of $20.1 million net of $0.2 million in commissions paid under the equity distribution agreement.
The Company sold 2,185,873 shares of common stock through its at-the-market equity program and raised proceeds of $127.0 million net of $1.3 million in commissions paid under the equity distribution agreement during the nine months ended September 30, 2021. During the nine months ended September 30, 2020, the Company sold 1,225,572 shares of common stock through its at-the-market equity program and raised proceeds of $57.3 million net of $0.6 million in commissions paid under the equity distribution agreement.
The Company’s changes in total equity for the nine months ended September 30, 2021 and 2020 were as follows:

	Nine months ended September 30, 2021
	Common Stock		Additional Paid-in Capital	Retained Earnings	Noncontrolling Interests	Total Equity
	Shares	Amount
	(In thousands)
Balance at January 1, 2021	50,334	$503	$448,632	$472,209	$—	$921,344
Net loss				(3,032)	—	(3,032)
Issuance of common stock	528	5	24,481			24,486
Repurchase of common stock	(27)	—	(1,415)			(1,415)
Dividends paid on common stock ($0.2300 per share)				(11,581)	—	(11,581)
Balance at March 31, 2021	50,835	508	471,698	457,596	—	929,802
Net loss attributable to noncontrolling interests				—	(149)	(149)
Net income attributable to California Water Service Group				38,225	—	38,225
Issuance of common stock	702	7	40,895			40,902
Repurchase of common stock	(2)	—	(109)			(109)
Dividends paid on common stock ($0.2300 per share)				(11,702)	—	(11,702)
Acquisition of business with noncontrolling interest			—	—	5,294	5,294
Balance at June 30, 2021	51,535	515	512,484	484,119	5,145	1,002,263
Net income attributable to noncontrolling interests				—	70	70
Net income				62,429		62,429
Issuance of common stock	1,075	11	67,819			67,830
Repurchase of common stock	(2)	—	(69)			(69)
Dividends paid on common stock ($0.2300 per share)				(11,863)		(11,863)
Investment in business with noncontrolling interest			526		(526)	—
Balance at September 30, 2021	52,608	$526	$580,760	$534,685	$4,689	$1,120,660

	Nine months ended September 30, 2020
	Common Stock		Additional Paid-in Capital	Retained Earnings	Total Equity
	Shares	Amount
	(In thousands)
Balance at January 1, 2020	48,532	$485	$362,275	$417,146	$779,906
Net loss				(20,307)	(20,307)
Issuance of common stock	210	2	7,227		7,229
Repurchase of common stock	(28)	—	(1,373)		(1,373)
Dividends paid on common stock ($0.2125 per share)				(10,315)	(10,315)
Balance at March 31, 2020	48,714	487	368,129	386,524	755,140
Net income				5,281	5,281
Issuance of common stock	686	7	32,056		32,063
Repurchase of common stock	(2)	—	(105)		(105)
Dividends paid on common stock ($0.2125 per share)				(10,356)	(10,356)
Balance at June 30, 2020	49,398	494	400,080	381,449	782,023
Net income				96,360	96,360
Issuance of common stock	444	4	22,410		22,414
Repurchase of common stock	(2)	—	(99)		(99)
Dividends paid on common stock ($0.2125 per share)				(10,506)	(10,506)
Balance at September 30, 2020	49,840	$498	$422,391	$467,303	$890,192

Note 5. Earnings Per Share of Common Stock
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

	Three Months Ended September 30
	2021	2020
	(In thousands, except per share data)
Net income	$62,499	$96,360
Net income attributable to noncontrolling interests	70	—
Net income attributable to California Water Service Group	$62,429	$96,360
Weighted average common shares outstanding, basic	51,823	49,576
Weighted average common shares outstanding, dilutive	51,823	49,576
Earnings per share of common stock - basic	$1.20	$1.94
Earnings per share of common stock - diluted	$1.20	$1.94

	Nine Months Ended September 30
	2021	2020
	(In thousands, except per share data)
Net income	$97,543	$81,334
Net loss attributable to noncontrolling interests	(79)	—
Net income attributable to California Water Service Group	$97,622	$81,334
Weighted average common shares outstanding, basic	51,119	49,034
Weighted average common shares outstanding, dilutive	51,119	49,034
Earnings per share of common stock - basic	$1.91	$1.66
Earnings per share of common stock - diluted	$1.91	$1.66

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

Cash contributions made by the Company to the pension plans were $18.9 million and $25.8 million for the nine months ended September 30, 2021 and 2020, respectively. Cash contributions made by the Company to the other postretirement benefit plans were $1.9 million and $5.7 million for the nine months ended September 30, 2021 and 2020, respectively. The total 2021 estimated cash contribution to the pension plans and other postretirement benefits plans are expected to be approximately $23.5 million and $2.2 million, respectively.

The following tables list components of net periodic benefit costs for the pension plans and other postretirement benefits. The data listed under “pension plan” includes the qualified pension plan and the non-qualified supplemental executive retirement plan. The data listed under “other benefits” is for all other postretirement benefits.

	Three Months Ended September 30
	Pension Plan		Other Benefits
	2021	2020	2021	2020
Service cost	$8,308	$9,378	$1,332	$1,746
Interest cost	5,608	6,440	802	808
Expected return on plan assets	(9,873)	(8,284)	(2,194)	(1,804)
Amortization of prior service cost	248	1,058	48	50
Recognized net actuarial loss	2,881	3,208	(145)	(27)
Net periodic benefit cost	$7,172	$11,800	$(157)	$773

	Nine Months Ended September 30
	Pension Plan		Other Benefits
	2021	2020	2021	2020
Service cost	$26,329	$27,002	$4,554	$5,959
Interest cost	16,245	19,306	2,413	3,229
Expected return on plan assets	(29,605)	(24,815)	(6,577)	(5,427)
Amortization of prior service cost	755	3,172	145	148
Recognized net actuarial loss	6,729	9,599	(365)	—
Net periodic benefit cost	$20,453	$34,264	$170	$3,909
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

The outstanding borrowings on the Company line of credit were $90.0 million and $100.0 million as of September 30, 2021 and December 31, 2020, respectively. There were $30.0 million and $270.0 million of borrowings on the Cal Water line of credit as of September 30, 2021 and December 31, 2020, respectively. The average borrowing rate for borrowings on the Company and Cal Water lines of credit during the nine months ended September 30, 2021 was 0.98% compared to 1.74% for the same period last year.
Note 8. Income Taxes
The Company adjusts its effective tax rate each quarter to be consistent with the estimated annual effective tax rate. The Company also records the tax effect of unusual or infrequently occurring discrete items.
The provision for income taxes is shown in the tables below:

	Three Months Ended September 30
	2021	2020
Income tax expense	$1,913	$14,049

	Nine Months Ended September 30
	2021	2020
Income tax expense	$4,654	$10,641
Income tax expense decreased $12.1 million to $1.9 million in the third quarter of 2021 as compared to $14.0 million in the third quarter of 2020. The decrease was primarily due to decreases in pre-tax net operating income and effective tax rate. The effective tax rate decrease resulted from an increase of $7.5 million in refunds of 2017 excess deferred income taxes partially offset by a reduction in state tax benefits from repairs deductions.
Income tax expense decreased $5.9 million to $4.7 million in the first nine months of 2021 as compared to $10.6 million in the first nine months of 2020. The decrease was due to a decrease in the effective tax rate from an increase of $7.5 million in refunds of 2017 excess federal deferred income taxes partially offset by a reduction in state tax benefits from repairs deductions.
The Company’s effective tax rate was 4.3% before discrete items as of September 30, 2021 and 11.6% as of September 30, 2020. The decrease in effective tax rate was primary due to an increase in refunds of 2017 excess deferred income taxes partially offset by a reduction in state tax benefits from repairs deductions.
The Company had unrecognized tax benefits of approximately $14.9 million and $12.9 million as of September 30, 2021 and 2020, respectively. Included in the balance of unrecognized tax benefits as of September 30, 2021 and 2020, is $3.9 million and $3.5 million, respectively, of tax benefits that, if recognized, would result in an adjustment to the Company’s effective tax rate. The Company does not expect its unrecognized tax benefits to change significantly within the next 12 months.

Note 9. Regulatory Assets and Liabilities
Regulatory assets and liabilities were comprised of the following as of September 30, 2021 and December 31, 2020:

	Recovery Period	September 30, 2021	December 31, 2020
Regulatory Assets
Pension and retiree group health	Indefinitely	$59,094	$59,588
Property-related temporary differences (tax benefits flowed through to customers)	Indefinitely	124,854	120,365
Other accrued benefits	Indefinitely	22,744	21,692
Net WRAM and MCBA long-term accounts receivable	1 - 2 years	34,606	33,136
Asset retirement obligations, net	Indefinitely	22,668	21,110
IRMA long-term accounts receivable	1 - 3 years	11,614	14,705
Tank coating	10 years	13,513	14,018
Recoverable property losses	9 years	4,018	4,531
PCBA	1 year	21,178	19,647
Other components of net periodic benefit cost	Indefinitely	4,255	6,736
General district balancing account receivable	1 year	511	1,830
Low-income rate assistance (LIRA) and Rate support fund (RSF) accounts receivable	1 year	5,803	5,310
Other regulatory assets	Various	3,647	2,708
Total Regulatory Assets		$328,505	$325,376

Regulatory Liabilities
Future tax benefits due to customers		$152,204	$151,011
Retiree group health		18,472	18,472
HCBA		8,733	5,320
CEBA		6,210	3,837
Net WRAM and MCBA long-term payable		118	479
Other regulatory liabilities		1,092	1,599
Total Regulatory Liabilities		$186,829	$180,718
Short-term regulatory assets and liabilities are excluded from the above table.
The short-term regulatory assets were $85.0 million as of September 30, 2021 and $96.2 million as of December 31, 2020. These short-term regulatory assets primarily consist of net WRAM and MCBA, IRMA, and PCBA receivables.
The short-term portions of regulatory liabilities were $19.3 million as of September 30, 2021 and $34.6 million as of December 31, 2020. The short-term regulatory liabilities as of September 30, 2021 and December 31, 2020 primarily consist of TCJA and HCBA refunds and TCP settlement proceeds.

Note 10. Commitments and Contingencies
Commitments
The Company has significant commitments to purchase water from water wholesalers. The Company also has operating and finance leases for water systems, offices, land easements, licenses, equipment, and other facilities. These commitments and leases are described in the Company's Annual Report on Form 10-K for the year ended December 31, 2020.
As of September 30, 2021, there were no significant changes in these commitments from December 31, 2020.
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
Other Legal Matters
From time to time, the Company is involved in various disputes and litigation matters that arise in the ordinary course of business. The status of each significant matter is reviewed and assessed for potential financial exposure. If the potential loss from any claim or legal proceeding is considered probable and the amount of the range of loss can be estimated, a liability is accrued for the estimated loss in accordance with the accounting standards for contingencies. Legal proceedings are subject to uncertainties, and the outcomes are difficult to predict. Because of such uncertainties, accruals are based on the best information available at the time. While the outcome of these disputes and litigation matters cannot be predicted with any certainty, management does not believe when taking into account existing reserves the ultimate resolution of these matters will materially affect the Company’s financial position, results of operations, or cash flows. As of September 30, 2021 and December 31, 2020, the Company recognized a liability of $2.2 million and $2.6 million, respectively, for known legal matters. The cost of litigation is expensed as incurred and any settlement is first offset against such costs. Any settlement in excess of the cost to litigate is accounted for on a case by case basis, dependent on the nature of the settlement.
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

	September 30, 2021
		Fair Value
	Cost	Level 1	Level 2	Level 3	Total
Long-term debt, including current maturities, net	$1,064,904	—	$1,323,114	—	$1,323,114

	December 31, 2020
		Fair Value
	Cost	Level 1	Level 2	Level 3	Total
Long-term debt, including current maturities, net	$786,227	$—	$944,447	$—	$944,447
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
Factors which may cause actual results to be different than those expected or anticipated include, but are not limited to:
•the impact of the ongoing COVID-19 pandemic and related public health measures, including our receipt of state and federal COVID-19 financial relief funds in a timely manner;
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
For the nine months ended September 30, 2021, there were no changes in the methodology for computing critical accounting estimates, no additional accounting estimates met the standards for critical accounting policies, and there were no material changes to the important assumptions underlying the critical accounting estimates.

CAL WATER'S 2018 GRC
On October 14, 2020, an administrative law judge (ALJ) with the CPUC issued a proposed decision for Cal Water's 2018 GRC filing. As of November 6, 2020, the proposed decision was subject to adoption by the CPUC no earlier than the CPUC’s November 19, 2020 meeting. Both Cal Water and the CPUC's Public Advocates Office had an opportunity to provide their feedback on the proposed decision. If adopted as proposed, the decision would approve the settlement reached in October of 2019 by Cal Water and the CPUC’s Public Advocates Office, allow Cal Water to continue its decoupling balancing accounts through 2022, and allow Cal Water to retain its PCBA and HCBA. The proposed decision was approved as proposed by the CPUC on December 4, 2020.
We determined that the proposed decision provided additional evidence about conditions that existed as of September 30, 2020. As of November 6, 2020, we concluded it was probable that the proposed decision would be adopted by the CPUC without any material variation and accordingly, we recorded regulatory assets and associated revenues resulting from the regulatory mechanisms approved in the proposed decision as of September 30, 2020.
COVID-19
During the course of 2020 and continuing into the first nine months of 2021, as a result of the COVID-19 pandemic, shelter-in-place and social distancing ordinances of varying durations and scope were implemented in all of the states in which we operate. Such governmental orders resulted in temporary closures of non-essential businesses and self-quarantining on non-essential workers. As an “essential business” during times of emergencies pursuant to the U.S. Critical Infrastructures Protection Act of 2001, we are working to continue to provide high quality water and wastewater services to our two million customers. During 2020 and for the nine months ended September 30, 2021 and through October 28, 2021, the COVID-19 pandemic has not had a significant impact on our business or operations. We have ceased all shutoffs for non-payment during the pandemic and anticipate this situation will continue until further notice. We are expecting segments of our customer base to continue to experience employment layoffs and business closures that negatively impact their ability to pay utility bills. We have also incurred costs to promote the health and safety of our employees and facilities.
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
RESULTS OF THIRD QUARTER 2021 OPERATIONS
COMPARED TO THIRD QUARTER 2020 OPERATIONS
Dollar amounts in thousands unless otherwise stated
Overview
Net Income Attributable to California Water Service Group
Net income attributable to California Water Service Group for the third quarter of 2021 was $62.4 million or $1.20 earnings per diluted common share, compared to net income attributable to California Water Service Group of $96.4 million or $1.94 earnings per diluted common share for the third quarter of 2020.
The $34.0 million decrease in net income was primarily due to the Company recording nine months of rate relief and regulatory balancing account revenue in the third quarter of 2020 because of a delayed decision on the 2018 GRC. In the third quarter of 2020, 2018 GRC interim rate relief revenue was $37.6 million and regulatory balancing account net revenue was $37.0 million ($18.9 million and $11.5 million, respectively, related to the third quarter of 2020). In the third quarter of 2021, there was also a $5.8 million decrease in accrued unbilled revenue, an increase in depreciation expense of $2.5 million, and a $1.7 million decrease in the unrealized gain from non-qualified benefit plan investments.
These decreases were partially offset by a $3.6 million decrease in administrative and general and other operations expenses in the third quarter of 2021 as compared to the third quarter of 2020.

Operating Revenue
Operating revenue decreased $47.4 million, or 15.6%, to $256.7 million in the third quarter of 2021 as compared to the third quarter of 2020, with such change attributed to the following:

Net change due to WRAM, IRMA, rate changes, usage, and other (1)	$(23,171)
MCBA Revenue (2)	(12,742)
Other balancing account revenue (3)	(7,752)
Deferral of revenue (4)	(3,720)
Net operating revenue decrease	$(47,385)
1.The net change due to WRAM, IRMA rate changes, usage, and other in the above table was primarily driven by the delay in the resolution of the 2018 GRC. As a result of the delay, the CPUC authorized Cal Water to track the effect of the delay on customer billings in an IRMA effective January 1, 2020. Variances between actual customer billings and those that would have been billed assuming the GRC had been effective January 1, 2020 are recorded as regulatory balancing account revenue. In October of 2020, Cal Water received a proposed decision on its 2018 GRC and was able to determine if the 2018 GRC had been resolved effective January 1, 2020, we would have billed customers an additional $18.9 million and $37.6 million for the three and nine months ended September 30, 2020. In addition, accrued unbilled revenue decreased $5.8 million. The decreases from the IRMA and accrued unbilled revenue were partially offset by rate increases, the components of which are set forth in the table below.

General rate case	$18
Escalation rate increases	2,597
Purchased water and pump tax offsets	1,620
Rate base offsets	1,839
Total increase in rates	$6,074
2.MCBA revenue is the variance between adopted water production costs and actual water production costs. For the third quarter of 2021, we recognized a decrease of $0.9 million of MCBA revenue as compared to an increase to revenue of $11.8 million for the third quarter 2020. The MCBA revenue decrease in the third quarter of 2021 as compared to the third quarter of 2020 resulted from the delay in the resolution of the 2018 GRC. In October of 2020, Cal Water received a proposed decision that authorized the continuation of MCBA effective January 1, 2020; as a result, in the third quarter of 2020, we recorded an increase to revenue for the MCBA for the three and nine months ended September 30, 2020 of $1.1 million and $11.8 million, respectively.
3.The other balancing account revenue consists of the pension, conservation and health care balancing account revenues. Pension and conservation balancing account revenues are the differences between actual expenses and adopted rate recovery. Health care balancing account revenue is 85% of the difference between actual health care expenses and adopted rate recovery. For the third quarter of 2021, we recognized a $0.9 million decrease in revenue for these balancing accounts as actual conservation and health care costs were lower than adopted conservation and health care costs, while actual pension costs were lower than adopted pension costs. For the third quarter of 2020, we recognized a $6.8 million increase in revenue for these balancing accounts as actual pension costs were higher than adopted pension costs, while actual conservation and health care costs were lower than adopted conservation and health care costs. The decrease in revenue in the third quarter of 2021 as compared to the third quarter of 2020 was primarily due to the delay in the resolution of the 2018 GRC. In October of 2020, Cal Water received a proposed decision that authorized the continuation of the PCBA and HCBA effective January 1, 2020; as a result, in the third quarter of 2020, we recorded an increase to revenue of $2.0 million and $8.2 for the three and nine months ended September 30, 2020, respectively, for the PCBA an HCBA.
4.The deferral of revenue consists of amounts that are expected to be collected from customers beyond 24 months following the end of the accounting period in which these revenues were recorded. The deferral increased in the third quarter of 2021 as compared to the third quarter of 2020 due to an increase in the balancing account revenue expected to be collected beyond 24 months.

Total Operating Expenses
Total operating expenses decreased $12.6 million, or 6.4%, to $185.6 million in the third quarter of 2021, as compared to $198.0 million in the third quarter of 2020.
Water production cost consists of purchased water, purchased power, and pump taxes. It represents the largest component of total operating expenses, accounting for approximately 45.8% of total operating expenses for the third quarter of 2021, as compared to 43.1% of total operating expenses for the third quarter of 2020. Water production costs decreased 0.5% in the third quarter of 2021 as compared to the same period last year primarily due to decreases in purchased water quantities offset by an increase in rates from our purchased water wholesalers.
Sources of water as a percent of total water production are listed in the following table:

	Three Months Ended September 30
	2021	2020
Well production	49%	47%
Purchased	48%	48%
Surface	3%	5%
Total	100%	100%
The components of water production costs are shown in the table below:

	Three Months Ended September 30
	2021	2020	Change
Purchased water	$67,604	$70,398	$(2,794)
Purchased power	13,122	11,983	1,139
Pump taxes	4,225	2,963	1,262
Total	$84,951	$85,344	$(393)
Administrative and general and other operations expenses decreased $3.6 million, or 6.0%, to $55.4 million in the third quarter of 2021, as compared to $59.0 million in the third quarter of 2020. The decrease was due to decreases in bad debt costs of $4.2 million and costs associated with deferred WRAM revenue of $3.1 million partially offset by increases in employee and retiree medical costs of $1.1 million, water and waste water treatment costs of $1.6 million, and write off capital costs of $0.5 million. Changes in conservation program expense, employee pension benefits, and employee and retiree medical costs for regulated California operations generally do not affect net income, as the Company has been allowed by the CPUC to record these costs in balancing accounts for future recovery, creating a corresponding change to revenue.
Maintenance expense increased $0.6 million, or 8.6%, to $7.7 million in the third quarter of 2021, as compared to $7.1 million in the third quarter of 2020, mostly due to an increase in repairs of services and meters.
Depreciation and amortization expense increased $2.5 million, or 10.3%, to $27.2 million in the third quarter of 2021, as compared to $24.7 million in the third quarter of 2020, mostly due to utility plant placed in service in 2020.
Income tax expense decreased $12.1 million to $1.7 million in the third quarter of 2021, as compared to $13.8 million in the third quarter of 2020. The decrease was primarily due to decreases in pre-tax net operating income and the effective tax rate. The decrease in the effective tax rate resulted from a $7.5 million increase in refunds of excess 2017 deferred federal income taxes partially offset by a reduction in state tax benefits from repairs deductions in the third quarter of 2021 as compared to the third quarter of 2020.
Property and other taxes increased $0.4 million to $8.5 million in the third quarter of 2021, as compared to $8.1 million in the same period of 2020, mostly due to an increase in assessed property values for utility plant place in service.
Other Income and Expenses
Net other income increased $1.8 million to $2.6 million in the third quarter of 2021, as compared to a net other income of $0.8 million in the third quarter of 2020, due primarily to a $2.9 million decrease in other components of net periodic benefit cost partially offset by a $1.7 million decrease in the unrealized gain from non-qualified benefit plan investments.

Interest Expense
Net interest expense increased $0.7 million, or 7.1%, to $11.2 million in the third quarter of 2021, as compared to $10.5 million in the third quarter of 2020. The increase was due primarily to an increase in financing to support the capital investment program from the 2018 GRC.
RESULTS OF THE NINE MONTHS ENDED SEPTEMBER 30, 2021 OPERATIONS
COMPARED THE NINE MONTHS ENDED SEPTEMBER 30, 2020 OPERATIONS
Dollar amounts in thousands unless otherwise stated
Overview
Net Income Attributable to California Water Service Group
Net income attributable to California Water Service Group for the first nine months of 2021 was $97.6 million or $1.91 earnings per diluted common share, compared to net income attributable to California Water Service Group of $81.3 million or $1.66 earnings per diluted common share for the first nine months of 2020.
The $16.3 million increase in net income was primarily due to rate relief of $16.3 million, accrued unbilled revenue increase of $8.7 million, and an increase in the unrealized gain from non-qualified benefit plan investments of $1.5 million, which were partially offset by increases in depreciation expense of $7.8 million and property taxes of $1.7 million.
Operating Revenue
Operating revenue increased $12.4 million, or 2.1%, to $617.6 million for the first nine months of 2021 as compared to the first nine months of 2020, with such change attributed to the following:

Net change due to WRAM, IRMA, rate changes, usage, and other (1)	$32,396
MCBA Revenue (2)	(1,708)
Other balancing account revenue (3)	(9,997)
Deferral of revenue (4)	(8,263)
Net operating revenue increase	$12,428
1.The net change due to WRAM, IRMA, rate changes, usage, and other in the above table was primarily driven by rate increases, the components of which are set forth in the table below, a 2.5% increase in customer usage, and an $8.7 million increase in accrued unbilled revenue.

General rate case	$42
Escalation rate increases	6,136
Purchased water and pump tax offsets	4,263
Rate base offsets	5,858
Total increase in rates	$16,299
2.MCBA revenue is the variance between adopted water production costs and actual water production costs. For the first nine months of 2021, we recognized $10.1 million of MCBA revenue as compared to $11.8 million of MCBA revenue for the first nine months of 2020. The MCBA revenue decrease in the first nine months of 2021 as compared to the first nine months of 2020 resulted from a decrease in actual water production costs relative to adopted water production costs. Actual water production costs decreased relative to adopted water production costs in the first nine months of 2021 as compared to the first nine months of 2020 due to a shift in water production mix from purchased water to well water in certain of our service territories.
3.The other balancing account revenue consists of the pension, conservation and health care balancing account revenues. Pension and conservation balancing account revenues are the differences between actual expenses and adopted rate recovery. Health care balancing account revenue is 85% of the difference between actual health care expenses and adopted rate recovery. For the first nine months of 2021, we recognized a net decrease to revenue of $4.8 million for these balancing accounts as compared to a net increase of $5.2 million of revenue for the first nine months of 2020. The decrease in revenue was primarily due to a decrease in actual pension expenses relative to adopted in the first nine months of 2021 as compared to the first nine months of 2020.

4.The deferral of revenue consists of amounts that are expected to be collected from customers beyond 24 months following the end of the accounting period in which these revenues were recorded. The deferral increased in the first nine months of 2021 as compared to the first nine months of 2020 due to an increase in the balancing account revenue expected to be collected beyond 24 months.
Total Operating Expenses
Total operating expenses increased $7.8 million, or 1.6%, to $501.3 million for the first nine months of 2021, as compared to $493.5 million for the first nine months of 2020.
Water production costs consists of purchased water, purchased power, and pump taxes. It represents the largest component of total operating expenses, accounting for approximately 42.8% of total operating expenses in the first nine months of 2021, as compared to 42.6% of total operating expenses in the first nine months of 2020. Water production costs increased 2.0% in the first nine months of 2021 as compared to the same period last year primarily due to a 2.8% increase in water production.
Sources of water as a percent of total water production are listed in the following table:

	Nine Months Ended September 30
	2021	2020
Well production	48%	45%
Purchased	48%	50%
Surface	4%	5%
Total	100%	100%
The components of water production costs are shown in the table below:

	Nine Months Ended September 30
	2021	2020	Change
Purchased water	$174,508	$175,485	$(977)
Purchased power	28,796	25,887	2,909
Pump taxes	11,384	9,090	2,294
Total	$214,688	$210,462	$4,226
Administrative and general and other operations expenses increased $0.8 million, or 0.5%, to $156.2 million in the first nine months of 2021, as compared to $155.4 million in the first nine months of 2020. The increase was primarily due to a $3.4 million increase in employee wages, $2.7 million increase in water and wastewater treatment cost, $1.4 million increase in uninsured losses, $0.9 million in district office expenses, $0.8 million increase in software maintenance costs, $0.7 million of conservation program costs, and $0.5 million of write off of capital costs, which was partially offset by a $6.7 million decrease in costs associated with deferred WRAM revenue and $3.6 million decrease in bad debt costs. Changes in employee pension benefits and water conservation program costs for regulated California operations generally do not affect earnings, as the Company is allowed by the CPUC to record these costs in balancing accounts for future recovery, creating a corresponding change to revenue. Employee and retiree medical expenses are recovered up to 85% of the variance between adopted and recorded expenses.
Maintenance expense increased $0.2 million, or 0.9%, to $21.1 million in the first nine months of 2021, as compared to $20.9 million in the first nine months of 2020, mostly due to an increase in repairs of transmission and distribution mains, tanks, and services.
Depreciation and amortization expense increased $7.8 million, or 10.6%, to $81.5 million in the first nine months of 2021, as compared to $73.7 million in the first nine months of 2020, mostly due to capital additions in 2020.
Income tax expense decreased $6.9 million to $3.6 million in the first nine months of 2021, as compared to $10.5 million in the first nine months of 2020. The decrease was primarily due to a decrease in the effective tax rate partially offset by an increase in pre-tax net operating income. The decrease in the effective tax rate for the first nine months of 2021 was due to a $7.5 million increase in refunds of 2017 excess deferred federal income taxes partially offset by a reduction in state tax benefits from repairs deductions.

Property and other taxes increased $1.7 million to $24.2 million in the first nine months of 2021, as compared to $22.5 million in the same period of 2020, mostly due to an increase in assessed property values.
Other Income and Expenses
Net other income increased $12.6 million to $13.1 million in the first nine months of 2021, as compared to a net other income of $0.5 million in the first nine months of 2020, due primarily to a $11.3 million decrease in other components of net periodic benefit cost and $1.5 million increase in unrealized gain from non-qualified benefit plan investments due to favorable market conditions partially offset by a $2.0 million decrease in allowance for equity funds used during construction.
Interest Expense
Net interest expense increased $1.1 million, or 3.5%, to $31.9 million in the first nine months of 2021, as compared to $30.8 million in the first nine months of 2021. The increase was due primarily to an increase in financing to support the capital investment program from the 2018 GRC.
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
On July 2, 2021, Cal Water filed its 2021 GRC requesting water infrastructure investments of $1.0 billion in accordance with the rate case plan for all of its regulated operating districts for the years 2022, 2023, and 2024. The CPUC will evaluate the water infrastructure improvement investments along with operating budgets to establish water rates that reflect the actual cost of service. The CPUC will also evaluate Cal Water's proposed rate design changes that would improve revenue stability and provide a discounted unit rate to the first six units of water per month for residential customers. In the proposal, this block of usage would be charged at 25% of the average rate. The CPUC has recognized this six-unit block as essential for basic needs. The required filing begins an approximately 18-month review process, with any changes in customer rates expected to become effective in 2023. Cal Water has proposed to the CPUC to increase revenues by $80.5 million, or 11.1%, in 2023; $43.6 million, or 5.4%, in 2024; and $43.2 million, or 5.1%, in 2025 to support these investments. If approved as filed, we expect that this would cost the average residential customer less than an additional $5 per month across all of Cal Water’s service areas.
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
2020 Cost of Capital Application
On May 3, 2021, Cal Water filed its required application with the CPUC to review its cost of capital for 2022 through 2024. Cal Water requested a return on equity of 10.35%, a cost of debt of 4.23%, and a 53.4% equity capital structure. The CPUC will evaluate the proposal along with proposals of other parties and, according to its standard process, is currently expected to issue a decision early in 2022.

California Drought Memorandum Account (DRMA)
In June of 2021, Cal Water submitted advice letters to request a DRMA to track the incremental operational and administrative costs incurred to further implement updated Rule 14.1 for voluntary conservation measures and Schedule 14.1 for mandatory rationing measures, including activities related to enhanced conservation efforts, staffing, and capital expenditures to ensure a safe, reliable supply of water. The DRMA would also track monies paid by customers for fines, penalties, or other compliance measures associated with water use violations; and penalties paid by Cal Water to its water wholesalers. The advice letters were approved by the CPUC with an effective date of June 14, 2021.
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
In September of 2021, Cal Water submitted an advice letter to request offsets for increases in purchased water costs and pump taxes in one of its regulated districts totaling $1.8 million. The new rates were implemented on October 1, 2021.
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
An application for approval of the transaction was submitted to the HPUC in September of 2021.
Kalaeloa Water Company GRC (Hawaii Water)
In August of 2021, a GRC application requesting an increase of revenues for Kalaeloa was submitted with the HPUC. If approved, the combined increase for water and sewer service revenue is $0.3 million. A commission decision is expected in the third quarter of 2022.
BVRT Utility Holding Company (BVRT) (Texas Water)
In May of 2021, Texas Water became the majority owner of BVRT, a Texas-based utility development company owning and operating four wastewater utilities serving growing communities outside of Austin and San Antonio. Texas Water initially invested funds to enable BVRT to continue to build wastewater infrastructure and converted its investment to equity. BVRT’s four wastewater utilities currently serve or are under contract to serve over 4,000 connections, with an estimated potential total build-out of more than 61,000 connections.
2021 Washington Water GRC (Washington Water)
On July 15, 2021, Washington Water filed a GRC application with the Washington Utilities and Transportation Commission (WUTC) requesting a phased-in consolidation of its East Pierce Water System with its legacy Washington Water system. The requested annual revenue increase is $3.1 million and is proposed to be phased-in over 3 years. The WUTC will evaluate the GRC application and is expected to issue a decision in the first quarter of 2022.
LIQUIDITY
Cash flow from Operations
Cash flow from operations for the first nine months of 2021 was $179.2 million compared to $96.7 million for the same period in 2020. The increase in the first nine months of 2021 as compared to 2020 was primarily due to billing the 2018 GRC rate relief for 2020 and 2021 in 2021. Cash generated by operations varies during the year due to customer billings, and timing of collections and contributions to our benefit plans.
During the first nine months of 2021, we made contributions of $18.9 million to our employee pension plan compared to contributions of $25.8 million during the first nine months of 2020. During the first nine months of 2021, we made contributions of $1.9 million to the other postretirement benefit plans compared to contributions of $5.7 million during the first nine months of 2020. The full-year 2021 estimated cash contribution to the pension plans and other postretirement benefits plans are expected to be approximately $23.5 million and $2.2 million, respectively.
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
Investing Activities
During the first nine months of 2021 and 2020, we used $207.7 million and $221.3 million, respectively, of cash for Company-funded and developer-funded utility plant expenditures. Annual expenditures fluctuate each year due to the availability of construction resources and our ability to obtain construction permits in a timely manner. For 2021, we estimate utility plant expenditures to be between $270.0 million and $300.0 million.

Financing Activities
Net cash provided by financing activities was $132.6 million during the first nine months of 2021 compared to $237.1 million of net cash provided by financing activities for the same period in 2020. For 2021, this includes our issuance of $280.0 million of First Mortgage Bonds, $127.0 million of Company common stock through our at-the-market equity program, and $1.5 million through our employee stock purchase plan. For 2020, this includes our issuance of $57.3 million of Company common stock through our at-the-market equity program and $1.3 million through our employee stock purchase plan.
During the first nine months of 2021 and 2020, we borrowed $180.0 million and $270.0 million, respectively, on our unsecured revolving credit facilities. We made a repayment on our unsecured revolving credit facilities of $430.0 million and $70.0 million during the first nine months of 2021 and 2020, respectively.
The net WRAM and MCBA receivable balances were $72.7 million as of September 30, 2021 and 2020, respectively. The receivable balances were primarily financed by Cal Water using short-term and long-term financing arrangements to meet operational cash requirements. Interest on the receivable balances, which represents the interest recoverable from customers, is limited to the then-current 90-day commercial paper rates which typically are significantly lower than Cal Water’s short and long-term financing rates.
Short-Term and Long-Term Financing
During the first nine months of 2021, we utilized cash generated from operations, borrowings on the unsecured revolving credit facilities, issuance of First Mortgage Bonds, and cash received from the sale of Company common stock through our at-the-market equity program to fund operations and capital investments.
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
As of September 30, 2021 and December 31, 2020, there were short-term borrowings of $120.0 million and $370.0 million, respectively, outstanding on the unsecured revolving credit facilities.
Given our ability to access our lines of credit on a daily basis, cash balances are managed to levels required for daily cash needs and excess cash is invested in short-term or cash equivalent instruments. Minimal operating levels of cash are maintained for Washington Water, New Mexico Water, and Hawaii Water.
Both short-term credit agreements contain affirmative and negative covenants and events of default customary for credit facilities of this type including, among other things, limitations and prohibitions relating to additional indebtedness, liens, mergers, and asset sales. Also, these unsecured credit agreements contain financial covenants governing the Company and its subsidiaries’ consolidated total capitalization ratio not to exceed 66.7% and an interest coverage ratio of three or more. As of September 30, 2021, we are in compliance with all of the covenant requirements and are eligible to use the full amount of the undrawn portion of our unsecured revolving credit facilities.
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

On May 11, 2021, Cal Water completed the sale and issuance of $280.0 million in aggregate principal amount of First Mortgage Bonds (the Bonds) in a private placement. The Bonds consist of $130.0 million of 2.87% bonds, series ZZZ, maturing May 11, 2051, and $150.0 million of 3.02% bonds, series 1, maturing May 11, 2061. Interest on the bonds will accrue semi-annually and be payable in arrears on May 11 and November 11 of each year, commencing on November 11, 2021. The Bonds rank equally with all of Cal Water’s other First Mortgage Bonds and are secured by liens on Cal Water’s properties, subject to certain exceptions and permitted liens. Cal Water used the net proceeds from the sale of the Bonds to refinance existing indebtedness and for general corporate purposes
Summarized Financial Information for Guarantors and the Issuer of Guaranteed Securities.
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

Summarized Statement of Operations
(in thousands)	Nine Months Ended September 30, 2021		Twelve Months Ended December 31, 2020
	Issuer	Guarantor	Issuer	Guarantor
Net sales	$568,420	$—	$745,034	$—
Gross profit	$363,136	$—	$477,915	$—
Income from operations	$110,303	$118	$130,761	$331
Equity in earnings of guarantor	$—	$96,686	$—	$92,244
Net income	$90,812	$97,543	$92,244	$92,760

Summarized Balance Sheet Information
(in thousands)	As of September 30, 2021		As of December 31, 2020
	Issuer	Guarantor	Issuer	Guarantor
Current assets	$360,258	$3,293	$227,030	$20,075
Intercompany receivable from non-issuer and issuer subsidiaries	$749	$44,036	$4,905	$20,022
Other assets	$445,070	$1,114,548	$433,837	$943,665
Long-term intercompany receivable from non-issuer subsidiaries	$—	$27,120	$—	$37,985
Net utility plant	$2,578,907	$47	$2,459,992	$117
Total assets	$3,384,984	$1,189,044	$3,125,764	$1,021,864

Current liabilities	$259,313	$90,000	$481,247	$100,124
Intercompany payable to guarantor and non-issuer subsidiary	$5,242	$—	$402	$—
Long-term debt	$1,059,468	$—	$780,790	$—
Other liabilities	$1,057,076	$2,064	$1,034,098	$1,725
Total Liabilities	$2,381,099	$92,064	$2,296,537	$101,849
Dividends
During the first nine months of 2021, our quarterly common stock dividend payments were $0.6900 per share compared to $0.6375 per share during the first nine months of 2020. For the full year 2020, the payout ratio was 43.1% of net income. On a long-term basis, our goal is to achieve a dividend payout ratio of 60% of net income accomplished through future earnings growth.

At the October 27, 2021 meeting, the Company's Board of Directors declared the third quarter dividend of $0.2300 per share payable on November 19, 2021, to stockholders of record on November 8, 2021. This was our 307th consecutive quarterly dividend.
2021 Financing Plan
We intend to fund our utility plant needs in future periods through a relatively balanced approach between long-term debt and equity. The Company and Cal Water have a syndicated unsecured revolving line of credit of $150.0 million and $400.0 million, respectively, for short-term borrowings. As of September 30, 2021, the Company’s and Cal Water’s availability on these unsecured revolving lines of credit was $60.0 million and $370.0 million, respectively.
On May 11, 2021, Cal Water completed the sale and issuance of $280.0 million in aggregate principal amount of First Mortgage Bonds in a private placement and used the net proceeds from the sale to refinance existing indebtedness and for general corporate purposes.
Book Value and Stockholders of Record
Book value per common share was $21.21 at September 30, 2021 compared to $18.30 at December 31, 2020. There were approximately 1,929 stockholders of record for our common stock as of August 9, 2021.
Utility Plant Expenditures
During the first nine months of 2021, utility plant expenditures totaled $207.7 million for Company-funded and developer-funded projects. For 2021, we estimate utility plant expenditures to be between $270.0 million and $300.0 million. We do not control third-party-funded utility plant expenditures and therefore are unable to estimate the amount of such projects for 2021.
As of September 30, 2021, construction work in progress was $234.5 million. Construction work in progress includes projects that are under construction but not yet complete and placed in service.
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
Historically, approximately half of our annual water supply is pumped from wells. State groundwater management agencies operate differently in each state. Some of our wells extract ground water from water basins under state ordinances. These are adjudicated groundwater basins, in which a court has settled the dispute between landowners or other parties over how much annual groundwater can be extracted by each party. All of our adjudicated groundwater basins are located in the State of California. Our annual groundwater extraction from adjudicated groundwater basins approximates 5.8 billion gallons or 12.3% of our total annual water supply pumped from wells. Historically, we have extracted less than 100% of our annual adjudicated groundwater rights and have the right to carry forward up to 20% of the unused amount to the next annual period. All of our remaining wells extract ground water from managed or unmanaged water basins. There are no set limits for the ground water extracted from these water basins. Our annual groundwater extraction from managed groundwater basins approximates 27.5 billion gallons or 58.0% of our total annual water supply pumped from wells. Our annual groundwater extraction from unmanaged groundwater basins approximates 14.1 billion gallons or 29.7% of our total annual water supply pumped from wells. Most of the managed groundwater basins we extract water from have groundwater recharge facilities. We are required to pay well pump taxes to financially support these groundwater recharge facilities. Our well pump taxes were $4.2 million and $3.0 million for the three months ended September 30, 2021 and 2020, respectively. For the nine months ended September 30, 2021 and 2020 our well pump taxes were $11.4 million and $9.1 million, respectively. In 2014, the State of California enacted the Sustainable Groundwater Management Act of 2014. The law and its implementing regulations require most basins to select a sustainability agency by 2017, develop a sustainability plan by 2022, and show progress toward sustainability by 2027. We expect that after the act's provisions are fully implemented, substantially all the Company's California groundwater will be produced from sustainably managed and adjudicated basins.
California's normal weather pattern yields little precipitation between mid-spring and mid-fall. The Washington Water service areas receive precipitation in all seasons, with the heaviest amounts during the winter. New Mexico Water's rainfall is heaviest in the summer monsoon season. Hawaii Water receives precipitation throughout the year, with the largest amounts in the winter months. Water usage in all service areas is highest during the warm and dry summers and declines in the cool winter months. Rain and snow during the winter months in California replenish underground water aquifers and fill reservoirs, providing the water supply for subsequent delivery to customers. As of August 31, 2021, the State of California snowpack water content during the 2021-2022 water year is 0% of long-term averages (per the California Department of Water Resources, Northern Sierra Precipitation Accumulation report). The northern Sierra region is the most important for the state’s urban water supplies. The central and southern portions of the Sierras have recorded 0% and 0%, respectively, of long-term averages. Management believes that, notwithstanding lower-than-average snowpack water content, supply pumped from underground aquifers and purchased from wholesale suppliers will be adequate to meet customer demand during 2021 and beyond. Long-term water supply plans are developed for each of our districts to help assure an adequate water supply under various operating and supply conditions. Some districts have unique challenges in meeting water quality standards, but management believes that supplies will meet current standards using currently available treatment processes.
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
CONTRACTUAL OBLIGATIONS
During the nine months ended September 30, 2021, there were no material changes in contractual obligations outside the normal course of business.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2021. Based on that evaluation, we concluded that our disclosure controls and procedures were effective at the reasonable assurance level.
(b) Changes to Internal Control over Financial Reporting
There was no change in our internal controls over financial reporting that occurred during the quarter ended September 30, 2021, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.
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
Item 6.
EXHIBITS

Exhibit	Description
3.1	Certificate of Incorporation of California Water Service Group (Exhibit 3.1 to the Quarterly Report on Form 10-Q filed August 9, 2006)

3.2	Certificate of Amendment to Certificate of Incorporation of California Water Service Group (Exhibit 3.1 to the Current Report on Form 8-K filed June 10, 2011)

3.3	Amended and Restated Bylaws of California Water Service Group (Exhibit 3.1 to the Current Report on Form 8-K filed September 29, 2021)

31.1	Chief Executive Officer certification of financial statements pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer certification of financial statements pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

32	Chief Executive Officer and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from this Quarterly Report on Form 10-Q formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to the Condensed Consolidated Financial Statements.

104	The cover page from this Quarterly Report on Form 10-Q formatted in iXBRL (included as exhibit 101)

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CALIFORNIA WATER SERVICE GROUP
Registrant

October 28, 2021	By:	/s/ Thomas F. Smegal III
Thomas F. Smegal III
Vice President,
Chief Financial Officer and Treasurer
(Principal Financial Officer)