Form 10-K
period 2021-12-31
CALIFORNIA WATER SERVICE GROUP
filed 2022-02-24
CIK 1035201

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒
The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant was $2,364 million on June 30, 2021, the last business day of the registrant's most recently completed second fiscal quarter. The valuation is based on the closing price of the registrant's common stock as traded on the New York Stock Exchange.
The Common stock outstanding at February 7, 2022 was 53,713,475 shares.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information required to be disclosed in Part III of this report is incorporated by reference from the registrant’s definitive Proxy Statement for its Annual Meeting of Stockholders to be held on or about May 25, 2022. The proxy statement is expected to be filed no later than 120 days after the end of the fiscal year covered by this report.

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
•increased risk of inverse condemnation losses as a result of climate change and drought;
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
Overview
California Water Service Group is a holding company with seven operating subsidiaries: California Water Service Company (Cal Water), New Mexico Water Service Company (New Mexico Water), Washington Water Service Company (Washington Water), Hawaii Water Service Company, Inc. (Hawaii Water), TWSC, Inc. (Texas Water), and CWS Utility Services and HWS Utility Services LLC (CWS Utility Services and HWS Utility Services LLC being referred to collectively in this annual report as Utility Services). Cal Water, New Mexico Water, Washington Water, and Hawaii Water are regulated public utilities. Texas Water holds regulated and contracted wastewater utilities.
The regulated utility entities also provide some non-regulated services. Utility Services holds non-utility property and provides non-regulated services to private companies and municipalities outside of California (see Non-Regulated Activities below for more details). Cal Water was the original operating company and began operations in 1926.
Our business is conducted through our operating subsidiaries and we provide utility services to approximately two million people. The bulk of the business consists of the production, purchase, storage, treatment, testing, distribution and sale of water for domestic, industrial, public and irrigation uses, and the provision of domestic and municipal fire protection services. In some areas, we provide wastewater collection and treatment services, including treatment which allows water recycling. We also provide non-regulated water-related services under agreements with municipalities and other private companies. The non-regulated services include full water system operation, billing and meter reading services. Non-regulated operations also include the lease of communication antenna sites, lab services and promotion of other non-regulated services.
During the year ended December 31, 2021, there were no significant changes in the kind of products produced or services rendered by our operating subsidiaries, or in the markets or methods of distribution.
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
Regulated Business
California water operations are conducted by Cal Water, which provides service to approximately 494,500 customer connections in approximately 100 California communities through 21 separate districts, which are subject to regulation by the California Public Utilities Commission (CPUC). California water operations accounted for approximately 90.3% of our total customer connections and 91.9% of our total consolidated operating revenue.
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
In October of 2011, an agreement was negotiated with the City of Hawthorne to lease and operate its water system. The system, which is located near the Hermosa Redondo district, serves about half of Hawthorne's population. The capital lease agreement required an up-front $8.1 million lease deposit to the city that is being amortized over the lease term. Additionally, annual lease payments will be adjusted based on changes in rates charged to customers. Under the lease, we are responsible for all aspects of system operation and capital improvements, although title to the system and system improvements reside with the city. Capital improvements are recorded as depreciable plant and equipment and depreciated per the asset lives set forth in the agreement. In exchange, we receive all revenue from the water system, which was $11.4 million, $10.5 million, and $9.5 million in 2021, 2020, and 2019, respectively. At the end of the lease, the city is required to reimburse us for the unamortized value of capital improvements made during the term of the lease. The City of Hawthorne capital lease is a 15-year lease and expires in 2026.
In April of 2018, a renewal agreement was negotiated with the City of Commerce for us to continue to lease and to operate its water system for 15 years. Under the agreement, the operating lease requires us to pay $0.8 million per year in monthly installments. We have operated the City of Commerce water system since 1985 and are responsible for all operations, maintenance, water quality assurance, customer service programs, and financing capital improvements to provide a reliable supply of water that meets federal and state standards to customers served by the City of Commerce system. The City of Commerce retains title to the system and system improvements and remains responsible for setting its customers’ water rates. We bear the risks of operation and collection of amounts billed to customers. In exchange, we receive all revenue from the water system, which was $3.4 million, $2.9 million, and $2.9 million in 2021, 2020, and 2019, respectively. The agreement allows us to request a rate change annually in order to recover costs.
Hawaii Water provides service to approximately 6,200 water and wastewater customer connections on the islands of Maui, Oahu, and Hawaii, including several large resorts and condominium complexes. Hawaii Water's regulated customer connections are subject to the jurisdiction of the Hawaii Public Utilities Commission (HPUC). Hawaii Water accounts for 1.1% of our total customer connections and approximately 4.5% of our total consolidated operating revenue.
Washington Water provides domestic water service to approximately 36,400 customer connections in the Tacoma, Olympia, Graham, Spanaway, Puyallup, and Gig Harbor areas. Washington Water's utility operations are regulated by the Washington Utilities and Transportation Commission. Washington Water accounts for approximately 6.6% of our total customer connections and approximately 2.7% of our total consolidated operating revenue.
New Mexico Water provides service to approximately 8,600 water and wastewater customer connections in the Belen, Los Lunas, Indian Hills, and Elephant Butte areas in New Mexico. New Mexico's regulated operations are subject to the jurisdiction of the New Mexico Public Regulation Commission. New Mexico Water accounts for approximately 1.6% of our total customer connections and 0.6% of our total consolidated operating revenue.
In May of 2021, Texas Water became the majority owner of BVRT, a Texas-based utility development company owning and operating four wastewater utilities serving growing communities outside of Austin and San Antonio. Texas Water initially invested funds to enable BVRT to continue to build wastewater infrastructure and converted its investment to equity. BVRT’s five wastewater utilities currently serve or are under contract to serve over 1,900 customer connections, with an estimated potential total build-out of more than 61,000 connections. Texas Water accounts for approximately 0.4% of our total customer connections and 0.3% of our total consolidated operating revenue.
The state regulatory bodies governing our regulated operations are referred to as the Commissions in this annual report. Rates and operations for regulated customers are subject to the jurisdiction of the respective state's regulatory Commission. The Commissions require that water and wastewater rates for each regulated district are independently determined based on the cost of service. The Commissions are expected to authorize rates sufficient to recover normal operating expenses and allow the utility to earn a fair and reasonable return on invested capital.
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
In California, nearly all non-regulated activities are now considered NTPS. The prescribed accounting for these NTPS is incremental cost allocation plus revenue sharing with regulated customers. Non-regulated services determined to be "active activities" require a 10% revenue sharing, and "passive activities" require a 30% revenue sharing. The amount of non-regulated revenues subject to revenue sharing is the total billed revenues less any authorized pass-through costs. Some examples of CPUC authorized pass-through costs are purchased water, purchased power, and pump taxes. All of our non-regulated services, except for leasing communication antenna sites on our properties, are "active activities" subject to a 10% revenue sharing. Leasing communication antenna sites on our properties are "passive activities" subject to a 30% revenue sharing. Cal Water's annual revenue sharing with regulated customers was $3.1 million, $2.5 million, and $2.7 million in 2021, 2020, and 2019, respectively.
Operating Segment
We operate in one reportable segment, the supply and distribution of water and providing water-related utility services. For information about revenue from external customers, net income attributable to California Water Service Group and total assets, see "Item 8. Financial Statements and Supplementary Data."
Growth
We intend to continue exploring opportunities to expand our regulated and non-regulated water and wastewater activities, particularly in the western United States. The opportunities could include system acquisitions, lease arrangements similar to the City of Hawthorne and City of Commerce contracts, utility development investments similar to the BVRT investment, full service system operation and maintenance agreements, meter reading, billing contracts and other utility-related services.
Geographical Service Areas and Number of Customer Connections at Year-end
Our principal markets are users of water within our service areas. The approximate number of customer connections served in each regulated district, the City of Hawthorne and the City of Commerce, at December 31 is as follows:

(rounded to the nearest hundred)	2021	2020
SAN FRANCISCO BAY AREA/NORTH COAST
Bay Area Region (serving South San Francisco, Colma, Broadmoor, San Mateo, San Carlos, Lucerne, Duncans Mills, Guerneville, Dillon Beach, Noel Heights and portions of Santa Rosa)	56,000	56,000
Bear Gulch (serving portions of Menlo Park, Atherton, Woodside and Portola Valley)	19,000	19,000
Los Altos (including portions of Cupertino, Los Altos Hills, Mountain View and Sunnyvale)	19,000	19,000
Livermore	19,000	18,900
	113,000	112,900
SACRAMENTO VALLEY
Chico (including Hamilton City)	31,100	30,800
Oroville	3,700	3,700
Marysville	3,800	3,800
Dixon	3,100	3,100
Willows	2,400	2,400
	44,100	43,800
SALINAS VALLEY
Salinas Valley Region (including Salinas and King City)	31,700	31,600
	31,700	31,600
SAN JOAQUIN VALLEY
Bakersfield	73,700	73,500
Stockton	44,900	44,800

(rounded to the nearest hundred)	2021	2020
Visalia	47,400	46,700
Selma	6,600	6,500
Kern River Valley	4,000	4,000
	176,600	175,500
LOS ANGELES AREA
East Los Angeles	27,000	26,900
Hermosa Redondo (serving Hermosa Beach, Redondo Beach and a portion of Torrance)	27,200	27,100
Dominguez (Carson and portions of Compton, Harbor City, Long Beach, Los Angeles and Torrance)	34,400	34,300
Los Angeles County Region (including Palos Verdes Estates, Rancho Palos Verdes, Rolling Hills Estates, Rolling Hills, Fremont Valley, Lake Hughes, Lancaster and Leona Valley)	25,800	25,700
Westlake (a portion of Thousand Oaks)	7,100	7,100
Hawthorne and Commerce (leased municipal systems)	7,600	7,700
	129,100	128,800
CALIFORNIA TOTAL	494,500	492,600
HAWAII	6,200	5,300
NEW MEXICO	8,600	8,500
WASHINGTON	36,400	36,600
TEXAS	1,900	—
COMPANY TOTAL	547,600	543,000
Rates and Regulation
The Commissions have plenary powers setting both rates and operating standards. As such, the Commissions' decisions significantly impact the Company's revenues, earnings, and cash flows. The amounts discussed herein are generally annual amounts, unless otherwise stated, and the financial impact to recorded revenue is expected to occur over a 12-month period from the effective date of the decision. In California, water utilities are required to make several different types of filings. Certain filings, such as General Rate Case (GRC) filings, escalation rate increase filings, and offset filings, may result in rate changes that generally remain in place until the next GRC. As explained below, surcharges and surcredits to recover balancing and memorandum accounts as well as GRC interim rate relief are temporary rate changes, having specific time frames for recovery.
The CPUC follows a rate case plan which requires Cal Water to file a GRC for each of its regulated operating districts (except Grand Oaks) every three years. In a GRC proceeding the CPUC not only considers the utility's rate setting requests, but may also consider other issues that affect the utility's rates and operations. The CPUC is generally required to issue its GRC decision prior to the first day of the test year or authorize interim rates. In accordance with the rate case plan, Cal Water filed its most recent GRC application in July of 2021 requesting rate changes effective January 1, 2023.
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
In pursuit of the State of California's water conservation goals, the CPUC decoupled Cal Water's revenue requirement from customer consumption levels in 2008 by authorizing a Water Revenue Adjustment Mechanism (WRAM) and Modified Cost Balancing Account (MCBA) for each district. The WRAM and MCBA ensure that Cal Water recovers revenues authorized by the CPUC regardless of customer consumption. This has removed the historical disincentive against promoting lower water usage among customers. Through an annual advice letter filing, Cal Water recovers any under-collected metered revenue amounts authorized, or refunds over-collected metered revenues, via surcharges and surcredits. The advice letters are generally filed in April of each year and address the net WRAM and MCBA balances recorded for the previous calendar year. The majority of WRAM and MCBA balances are collected or refunded through surcharges/surcredits over 12 and 18 months. The WRAM and MCBA amounts are cumulative, so if they are not amortized in a given calendar year, the balance is carried forward and included with the following year balance. Cal Water also has a Sales Reconciliation Mechanism (SRM) in place for 2021 and 2022 (the second and third years of its 2018 GRC), that allows the company to adjust its adopted sales forecast if actual sales vary from adopted sales by more than 5.0% in the prior year in a district. The SRM moderates the growth of the net WRAM and MCBA balances until the next GRC.
The CPUC issued a decision effective August 27, 2020 requiring that Class A companies submitting GRC filings after the effective date be (i) precluded from proposing the use of a full decoupling WRAM and (ii) allowed the use of Monterey-Style Water Revenue Adjustment Mechanisms (MWRAM) and Incremental Cost Balancing Accounts (ICBA). The MWRAM tracks the difference between the revenue received for actual metered sales through the tiered volumetric rate and the revenue that would have been received with the same actual metered sales if a uniform rate had been in effect. The ICBA tracks differences in the authorized prices of water production costs and actual prices of water production costs. Cal Water has complied with this decision in its recent 2021 GRC filing.
Regulatory Activity - California
2021 GRC Filing
On July 2, 2021, Cal Water filed its 2021 GRC requesting water infrastructure investments of $1.0 billion in accordance with the rate case plan for all of its regulated operating districts for the years 2022, 2023, and 2024. The CPUC will evaluate the water infrastructure improvement investments along with operating budgets to establish water rates that reflect the actual cost of service. The CPUC will also evaluate Cal Water's proposed rate design changes that would improve revenue stability and provide a discounted unit rate to the first six units of water per month for residential customers. In the proposal, this block of usage would be charged at 25% of the second tier rate. The CPUC has recognized this six-unit block as essential for basic needs. As part of the rate design changes, Cal Water has also proposed the use of a MWRAM and ICBA. The required filing was the start of an approximately 18-month review process, with any changes in customer rates expected to become effective in 2023. Cal Water has proposed to the CPUC to increase revenues by $80.5 million, or 11.1%, in 2023; $43.6 million, or 5.4%, in 2024; and $43.2 million, or 5.1%, in 2025 to support these investments. If approved as filed, we expect that the average residential customer bill would increase less than $5 per month across all of Cal Water’s service areas. Cal Water is in the process of reviewing parties’ recommendations, evaluating the validity of underlying data, and composing rebuttal testimony. Settlement negotiations with the California Public Advocates Office and intervenors will begin in the second quarter of 2022, and evidentiary hearings are scheduled for the second quarter of 2022. Any rate change because of this filing is expected to be effective on January 1, 2023.
Escalation Increase Requests
As a part of the decision on the 2018 GRC, Cal Water was authorized to request annual escalation rate increases for 2021 and 2022 for those districts that passed the earnings test. In December of 2020, Cal Water requested escalation rate increases for 2021 in 13 of its regulated districts. The increase in annual adopted gross revenue associated with the December 2020 filing was $8.2 million. The new rates were implemented on February 1, 2021.
In November of 2021, Cal Water requested escalation rate increases for 2022 in 19 of its regulated districts. The increase in annual adopted gross revenue associated with the November 2021 filing was $21.7 million. The new rates were implemented on January 1, 2022.
Expense Offset Requests
Expense offsets are dollar-for-dollar increases in revenue to match increased expenses, and therefore do not affect net operating income. In November of 2020, Cal Water submitted an advice letter to request offsets for increases in purchased water costs and pump taxes in seven of its regulated districts totaling $5.5 million. The new rates were implemented on February 1, 2021.
In September of 2021, Cal Water submitted an advice letter to request offsets for increases in purchased water costs and pump taxes in one of its regulated districts totaling $1.8 million. The new rates were implemented on October 1, 2021.
In December of 2021, Cal Water submitted an advice letter to request offsets for increases in purchased water costs and pump taxes in seven of its regulated districts totaling $5.2 million. The new rates were implemented on January 1, 2022.

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
In November of 2021, Cal Water submitted an advice letter to recover $0.2 million of annual revenue increase for a rate base offset in one of its regulated districts. The new rates were implemented on January 1, 2022.
WRAM/MCBA Filings
In April of 2021, Cal Water submitted an advice letter to true up the revenue under-collections for the 2020 annual WRAMs/MCBAs of its regulated districts. A net under-collection of $39.6 million is being recovered/refunded from/to customers in the form of 12, 18, and greater-than-18-month surcharges and 6 and 12-month surcredits. The new rates incorporate net WRAM/MCBA balances that were previously approved for recovery, and were implemented on April 15, 2021.
Interim Rates Memorandum Account
The 2018 GRC was approved in December of 2020. Final rates for the 2018 GRC were implemented as of February 1, 2021. As a result, Cal Water calculated and recorded a regulatory asset of $55.7 million and a corresponding increase to revenue for the difference between final rates and interim rates for the 13-month period January 1, 2020 to January 31, 2021. Cal Water also recorded a regulatory liability of $1.6 million and a corresponding decrease to regulatory assets for LIRA and RSF program credits that would have been given to customers had the rate case been approved on time.
In the second quarter of 2021, Cal Water submitted advice letters to request amortization of the IRMA. The new rates were implemented on June 15, 2021. The net under collection of IRMA is being recovered/refunded in the form of 13, 18, 24, and 36-month surcharges and 13-month surcredits.
2015 GRC PCBA and HCBA Filings
During the first six months of 2021, Cal Water submitted advice letters to amortize the PCBA and HCBA from the 2015 GRC that tracked the difference between adopted and actual costs for the period of 2017-2019. For the PCBA, $21.3 million is being recovered from customers in the form of 12 and 24-month surcharges as actual pension costs during 2017-2019 were higher than the adopted pension costs. For the HCBA, $4.3 million is being refunded to customers in the form of 12 month surcredits as actual health care costs during 2017-2019 were lower than the adopted health care costs. The new rates were implemented on June 15, 2021.
Cost of Capital Application
By order of the CPUC in its rate case plan for water utilities, Cal Water and three other large water companies (scheduled companies) were required to request a review of their cost of capital for 2021 through 2023 by May 1, 2020. On January 22, 2020, Cal Water and the scheduled companies requested the CPUC to allow a one-year extension to file their Cost of Capital applications by May 1, 2021, rather than May 1, 2020. As part of the request, the companies proposed that there be no changes to their respective costs of capital during the one-year extension. This condition mirrored the condition included in the CPUC’s previous approvals of the water companies’ requests for cost of capital extensions. The companies indicated that postponing the filing one year would alleviate administrative processing costs and provide relief for both CPUC and company resources already strained by numerous CPUC proceedings. On March 11, 2020, the CPUC granted Cal Water and the scheduled companies an extension to May 1, 2021 to file their cost of capital application. As the filing due date fell on a weekend, the filing was due on the following business day of May 3, 2021.
On May 3, 2021, Cal Water filed its required application with the CPUC to review its cost of capital for 2022 through 2024. Cal Water requested a return on equity of 10.35%, a cost of debt of 4.23%, and a 53.4% equity capital structure. The CPUC will evaluate the proposal along with proposals of other parties, and in accordance with its standard process, is currently expected to issue a decision in the third quarter of 2022. In past rate proceedings, the Commission has made rates retroactive to the first day of the original test period, which in this case is January 1, 2022.
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
Due to the complexity of the project, Cal Water estimates total project costs exceeded the advice letter cap of $96.1 million. Amongst other things, the 2021 GRC filing requests authority to open a memorandum account allowing Cal Water to track incremental capital-related costs associated with this project.
Regulatory Activity - Other States
2021 Washington Water GRC (Washington Water)
On July 15, 2021, Washington Water filed a GRC application with the Washington Utilities and Transportation Commission (WUTC) requesting a phased-in consolidation of its East Pierce Water System with its legacy Washington Water system. The requested annual revenue increase is $3.1 million and is proposed to be implemented over 3 years. After working with the WUTC and Public Counsel, the Company updated its application on February 2, 2022 with a revised annual revenue increase of $1.0 million and eliminated the 3-year rate increase proposal. The WUTC approved the GRC application on February 10, 2022 with an effective date of February 15, 2022.
Kona Water Service Company GRC (Hawaii Water)
In May of 2021, Hawaii Water submitted a private letter ruling (PLR) to the IRS requesting a ruling on the treatment of deferred taxes because of the TCJA. A favorable decision on the PLR was received on November 18, 2021. Hawaii Water is awaiting direction from the HPUC.
Kapalua Water Company and Kapalua Waste Treatment Company (Hawaii Water)
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
An application for approval of the transaction was submitted to the HPUC in September of 2021. A commission decision is expected in the third quarter of 2022.
Keauhou Community Services, Inc. (Hawaii Water)
In December 2020, Hawaii Water entered into an asset purchase agreement with Keauhou Community Services, Inc. (KCSI). KCSI is a utility that provides wastewater service in the Keauhou area of North Kona. The acquisition is subject to satisfaction of customary closing conditions, including approval by the HPUC.

Hawaii Water has operated the system under an operations and maintenance agreement since 2018. Upon close, Hawaii Water will own and operate the utility, which consists of residential, commercial, and resort customers.
An application for approval of the transaction was submitted to the HPUC in October of 2021. A commission decision is expected in the fourth quarter of 2022.
Kalaeloa Water Company GRC (Hawaii Water)
In August of 2021, a GRC application requesting an increase of revenues for Kalaeloa was submitted with the HPUC. If approved, the combined increase for water and sewer service revenue is $0.3 million. A commission decision is expected in the third quarter of 2022.
BVRT Utility Holding Company (BVRT) (Texas Water)
In May of 2021, Texas Water became the majority owner of BVRT, a Texas-based utility development company owning and operating four wastewater utilities serving growing communities outside of Austin and San Antonio. Texas Water initially invested funds to enable BVRT to continue to build wastewater infrastructure and converted its investment to equity. BVRT’s five wastewater utilities currently serve or are under contract to serve over 3,800 connections, with an estimated potential total build-out of more than 61,000 connections.
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
Historically, approximately half of our annual water supply is pumped from wells. State groundwater management agencies operate differently in each state. Some of our wells extract ground water from water basins under state ordinances. These are adjudicated groundwater basins, in which a court has settled the dispute between landowners, or other parties over how much annual groundwater can be extracted by each party. All of our adjudicated groundwater basins are located in the State of California. Our annual groundwater extraction from adjudicated groundwater basins approximates 5.4 billion gallons or 10.3% of our total annual water supply pumped from wells. Historically, we have extracted less than 100% of our annual adjudicated groundwater rights and have the right to carry forward up to 20% of the unused amount to the next annual period. All of our remaining wells extract ground water from managed or unmanaged water basins. There are no set limits for the ground water extracted from these water basins. Our annual groundwater extraction from managed groundwater basins approximates 32.1 billion gallons or 61.1% of our total annual water supply pumped from wells. Our annual groundwater extraction from unmanaged groundwater basins approximates 15.0 billion gallons or 28.6% of our total annual water supply pumped from wells. Most of the managed groundwater basins we extract water from have groundwater recharge facilities. We are required to financially support these groundwater recharge facilities by paying well pump taxes. Our well pump taxes for 2021, 2020, and 2019 were $15.3 million, $12.6 million, and $11.5 million, respectively. In 2014, the State of California enacted the Sustainable Groundwater Management Act of 2014. The law and its implementing regulations require most basins to select a sustainability agency by 2017, develop a sustainability plan by the end of 2022, and show progress toward sustainability by 2027. We expect that after the act's provisions are fully implemented, substantially all the Company's California groundwater will be produced from sustainably managed and adjudicated basins.
California's normal weather pattern yields little precipitation between mid-spring and mid-fall. The Washington Water service areas receive precipitation in all seasons, with the heaviest amounts during the winter. New Mexico Water's rainfall is heaviest in the summer monsoon season. Hawaii Water receives precipitation throughout the year, with the largest amounts in the winter months. Water usage in all service areas is highest during the warm and dry summers and declines in the cool winter months. Rain and snow during the winter months in California replenish underground water aquifers and fill reservoirs, providing the water supply for subsequent delivery to customers. As of December 31, 2021, the State of California snowpack water content during the 2021-2022 water year is 51% of long-term averages (per the California Department of Water Resources, Northern Sierra Precipitation Accumulation report). The northern Sierra region is the most important for the state’s urban water supplies. The central and southern portions of the Sierras have recorded 58% and 55%, respectively, of long-term averages. Management believes that, notwithstanding higher-than-average snowpack water content, supply pumped from underground aquifers and purchased from wholesale suppliers will be adequate to meet customer demand during 2022 and thereafter. Long-term water supply plans are developed for each of our districts to help assure an adequate water supply under various operating and supply conditions. Some districts have unique challenges in meeting water quality standards, but management believes that supplies will meet current standards using currently available treatment processes.

On May 31, 2018, California's Governor signed two bills (Assembly Bill 1668 and Senate Bill 606) into law that will establish long-term standards for water use efficiency. The bills revise and expand the existing urban water management plan requirements to include five-year drought risk assessments, water shortage contingency plans, and annual water supply/demand assessments. By June 30, 2022, the California State Water Resources Control Board, in conjunction with the California Department of Water Resources, is expected to establish long-term water use standards for indoor residential use, outdoor residential use, water losses, and other uses. Cal Water will also be required to calculate and report on urban water use target by November 1, 2023 and each November 1 thereafter, that compares actual urban water use to the target. Management believes that Cal Water is well positioned to comply with all such regulations.
The following table shows the estimated quantity of water purchased and the percentage of purchased water to total water production in each California operating district that purchased water in 2021. Other than noted below, all other districts receive 100% of their water supply from wells.

District	Water Purchased (MG)	Percentage of Total Water Production	Source of Purchased Supply
SAN FRANCISCO BAY AREA/NORTH COAST
Bay Area Region*	6,718	99%	San Francisco Public Utilities Commission and Yolo County Flood Control & Water Conservation District
Bear Gulch	3,971	100%	San Francisco Public Utilities Commission
Los Altos	2,324	62%	Santa Clara Valley Water District
Livermore	2,485	85%	Alameda County Flood Control and Water Conservation District, Zone 7
SACRAMENTO VALLEY
Oroville	941	99%	Pacific Gas and Electric Co. and County of Butte
SAN JOAQUIN VALLEY
Bakersfield	9,778	48%	Kern County Water Agency and City of Bakersfield
Stockton	6,885	89%	Stockton East Water District
LOS ANGELES AREA
East Los Angeles	1,495	33%	Central Basin Municipal Water District
Dominguez	9,018	89%	West Basin Municipal Water District and City of Torrance
City of Commerce	614	87%	Central Basin Municipal Water District
City of Hawthorne	1,094	89%	West Basin Municipal Water District
Hermosa Redondo	3,144	86%	West Basin Municipal Water District
Los Angeles County Region**	5,840	97%	West Basin Municipal Water District and Antelope Valley-East Kern Water Agency
Westlake	2,421	100%	Calleguas Municipal Water District and Triunfo Water and Sanitation District
Kern River Valley	66	25%	City of Bakersfield
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
Purchases for the Los Altos, Livermore, Oroville, Redwood Valley, Stockton, and Bakersfield districts are pursuant to long-term contracts expiring on various dates after 2021. The water supplies purchased for the Dominguez, East Los Angeles, Hermosa Redondo, Palos Verdes, and Westlake districts as well as the Hawthorne and Commerce systems are provided by public agencies pursuant to a statutory obligation of continued non-preferential service to purveyors within the agencies' boundaries. Purchases for the Bayshore and Bear Gulch districts are in accordance with long-term contracts with the San Francisco Public Utilities Commission (SFPUC) until June 30, 2034.
Management anticipates water supply contracts will be renewed as they expire though the price of wholesale water purchases is anticipated to increase in the future.
Shown below are wholesaler price rates and increases that became effective in 2021, and estimated wholesaler price rates and percent changes for 2022. In 2021, several districts experienced purchased water rate increases, resulting in the filing of several purchased water offsets.

		2021			2022
District	Effective Month	Unit Cost	Percent Change	Effective Month	Unit Cost	Percent Change
Antelope	January	$665.00 /af	2.6%	January	$699.00 /af	5.1%
Bakersfield (1)	July	$179.00 /af	—	July	$179.00 /af	—
Bear Gulch	July	$4.10 /ccf	—	July	$4.10 /ccf	—
Commerce (2)	July	$1,302.00 /af	2.7%	January	$1,313.00 /af	0.8%
Dominguez (2)	July	$1,449.00 /af	3.1%	January	$1,488.00 /af	2.7%
East Los Angeles (2)	July	$1,302.00 /af	2.7%	January	$1,313.00 /af	0.8%
Hawthorne (2)	July	$1,449.00 /af	3.1%	January	$1,488.00 /af	2.7%
Hermosa-Redondo (2)	July	$1,449.00 /af	3.1%	January	$1,488.00 /af	2.7%
Livermore	January	$2.10 /ccf	—	January	$2.06 /ccf	(1.9)%
Los Altos	July	$1,614.00 /af	9.5%	July	$1,614.00 /af	—
Oroville (2)	April	$188,381.02 /yr	1.8%	April	$188,381.02 /yr	—
Palos Verdes (2)	July	$1,449.00 /af	3.1%	January	$1,488.00 /af	2.7%
Mid-Peninsula	July	$4.10 /ccf	—	July	$4.10 /ccf	—
Redwood Valley	April	$69.24 /af	—	April	$69.24 /af	—
South San Francisco	July	$4.10 /ccf	—	July	$4.10 /ccf	—
Stockton	April	$1,452,239.35 /mo	—	April	$1,381,239.77 /mo	(4.9)%
Westlake	January	$1,507.00 /af	2.4%	January	$1,561.00 /af	3.6%

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
Utility Plant Construction
We have continually extended, enlarged, and replaced our facilities as required to meet increasing demands and to maintain the water systems. We obtain construction financing using funds from operations, long-term financing, advances for construction and contributions in aid of construction that are funded by developers. Advances for construction are cash deposits from developers for construction of water facilities or water facilities deeded from developers. These advances are generally refundable without interest over a period of 40 years in equal annual payment amounts and developer-installed facilities are exempt from corporate income taxes. Contributions in aid of construction consist of nonrefundable cash deposits or facilities transferred from developers, primarily for fire protection and relocation projects. We cannot control the amounts received from developers. This amount fluctuates from year-to-year as the level of construction activity carried on by developers varies. This activity is impacted by the demand for housing, commercial development, and general business conditions, including interest rates.
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
During 2021 and 2020, we leased additional emergency generators to respond to potential PSPSs, an electric utility operating paradigm approved by the CPUC.
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
In accordance with the 2018 America’s Water Infrastructure Act (AWIA), we are required to conduct additional risk and resilience assessments and develop emergency response plans for each of our water systems. These assessments and plans include natural hazards as well as malevolent acts. The first such assessments were filed in 2020. They will be reviewed and resubmitted every five years.

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
State law in California provides that whenever a public agency constructs facilities to extend a utility system into the service area of a privately owned public utility, such an act constitutes the taking of property and requires reimbursement to the utility for its loss. State law in Washington and other states recognize chartered service areas but do not have specific statutes. State statutes allow municipalities, water districts and other public agencies to own and operate water systems. These agencies are empowered to condemn properties already operated by privately owned public utilities. The agencies are also authorized to issue bonds, including revenue bonds, for the purpose of acquiring or constructing water systems. However, if a public agency were to acquire utility property by eminent domain action, the utility would be entitled to just compensation for its loss. In Washington, annexation was approved in February 2008 for property served by us on Orcas Island; however, we continue to serve the customers in the annexed area and do not expect the annexation to affect our operations. To management's knowledge, other than the Orcas Island property, no municipality, water district, or other public agency is contemplating or has any action pending to acquire or condemn any of our systems.
Government Regulations
Our water and wastewater services are governed by various federal and state environmental protection, health and safety laws, and regulations. These provisions establish criteria for drinking water and for discharges of water, wastewater, and airborne substances. The EPA, state water quality regulators, and other state regulatory authorities promulgate numerous nationally and locally applicable standards, including maximum contaminant levels (MCLs) for drinking water. We believe we are currently in compliance with all of the MCLs promulgated to date.
Environmental Matters
Our operations are subject to environmental regulation by various governmental authorities. Environmental health and safety programs have been designed to provide compliance with water discharge regulations, underground and above-ground fuel storage tank regulations, hazardous materials management plans, hazardous waste regulations, air quality permitting requirements, wastewater discharge limitations, and employee safety issues related to hazardous materials. In addition, we actively investigate alternative technologies for meeting environmental regulations and continue the traditional practices of meeting environmental regulations.
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
In recent years, federal and state water quality regulations have resulted in increased water sampling requirements. The SDWA continues to be used to monitor and regulate additional potential contaminants to address public health concerns. The State of California has continued to adopt new water quality regulations, which may be in addition to those adopted by the EPA. We monitor water quality standard changes and upgrade our treatment capabilities to maintain compliance with the various regulations.

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
We maintain a fleet of vehicles to provide service to our customers, including a number of heavy-duty diesel vehicles that were retrofitted to meet California emission standards. If future legislation further affects the cost to operate the fleet or the fleet acquisition cost in order to meet certain emission standards, it will increase our cost of service and our rate base. Any increase in fleet operating costs associated with meeting emission standards will be included in our cost of service paid by our customers as requested in our GRC filings. While recovery of these costs is not guaranteed, we would expect recovery in the regulatory process.
Under the California Environmental Quality Act (CEQA), all capital projects of a certain type (primarily wells, tanks, major pipelines, and treatment facilities) require mitigation of greenhouse gas emissions. The cost to prepare the CEQA documentation and permit will be included in our capital cost and added to our rate base, which will be requested to be paid for by our customers. Any increase in the operating cost of the facilities will also be included in our cost of service paid by our customers as requested in our GRC filings. While recovery of these costs is not guaranteed, we would expect recovery in the regulatory process.
Cap and trade regulations were implemented in 2012 with the goal of reducing emissions to 1990 levels by the year 2020. These regulations have not affected water utilities at this time. In the future, if we are required to comply with these regulations, any increase in operating costs associated with meeting these standards will be included in our cost of service paid by our customers as requested in our GRC filings. While recovery of these costs is not guaranteed, we would expect recovery in the regulatory process.
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
Our management team supports a culture of developing future leaders from our existing workforce, enabling us to promote from within for many leadership positions. We believe this provides long-term focus and continuity to our operations while also providing opportunities for the growth and advancement of our employees. Our focus on retention is evident in the length of service of our management team. The average tenure of our management team is over 16 years.
Employee levels are managed to align with the pace of business and management believes it has sufficient human capital to operate its business successfully. Management believes that the Company's employee relations are favorable. At December 31, 2021, we had 1,182 employees, including 1,047 at Cal Water, 74 at Washington Water, 47 at Hawaii Water, 14 at New Mexico Water, and no employees at Texas Water. In California, the Utility Workers Union of America (UWUA), AFL-CIO represents our non-exempt field, customer service, and non-confidential clerical employees. The International Federation of Professional and Technical Engineers (IFPTE), AFL-CIO represents our professional and technical engineering and water quality laboratory employees.

As of December 31, 2021, we had 642 employees represented by the UWUA and 85 employees represented by the IFPTE. In 2021, we reached a six-year agreement with both unions on a new contract that runs from May 14, 2021 (UWUA) and October 4, 2021 (IFPTE) through February 28, 2027. The agreement continues to provide our employees with a market competitive pay and benefits package.
Employees at Hawaii Water, Washington Water, and New Mexico Water are not represented by a labor union.
Information About Our Executive Officers

Name	Positions and Offices with California Water Service Group	Age
Martin A. Kropelnicki (1)	President and Chief Executive Officer since September 1, 2013. Formerly, President and Chief Operating Officer (2012-2013), Chief Financial Officer and Treasurer (2006-2012), served as Chief Financial Officer of Power Light Corporation (2005-2006), Chief Financial Officer and Executive Vice President of Corporate Services of Hall Kinion and Associates (1997-2004), Deloitte & Touche Consulting (1996-1997), held various positions with Pacific Gas & Electric (1989-1996).	55
Thomas F. Smegal III (2)	Vice President, Chief Financial Officer and Treasurer since October 1, 2012. Formerly, Vice President, Regulatory Matters and Corporate Relations (2008-2012), Manager of Rates (2002-2008), Regulatory Analyst (1997-2002), served as Utilities Engineer at the California Public Utilities Commission (1990-1997).	54
Paul G. Townsley (2)	Vice President, Corporate Development since January 1, 2022. Formerly, Vice President of Corporate Development and Chief Regulatory Matters Officer (2019-2021), Vice President of Rates and Regulatory Matters (2013-2018), Divisional Vice President, Operations and Engineering for EPCOR Water USA (2012-2013), served as President of American Water Works Company subsidiaries in Arizona, New Mexico, and Hawaii (2007-2012), served as American Water Works Company's President, Western Region (2002-2007), held various other positions with Citizens Utilities Company (1982-2002).	64
Robert J. Kuta (2)	Vice President, Engineering and Chief Water Quality and Environmental Compliance Officer effective January 1, 2019. Formerly, Vice President of Engineering (2015-2018), Senior Vice President of Operations Management Services, Water, Environmental and Nuclear markets for CH2M Hill (2006 to 2015), served as Western Region Vice President of Service Delivery and President of Arizona American Water Company (2001 to 2005), and held various management positions at Citizens Water Resource Company, Chaparral City Water Company, and Spring Creek Utilities (1993 to 2001).	57
Michael B. Luu (2)	Vice President, Information Technology and Chief Risk Officer since January 1, 2021. Formerly Vice President of Customer Service and Chief Information Officer (2017-2020), Vice President of Customer Service and Information Technology (2013-2016), Acting California Water Service Company District Manager, Los Altos (2012-2013), Director of Information Technology (2008-2012), CIS Development Manager (2005-2008), held various other positions with California Water Service Company since 1999.	42
Ronald D. Webb (2)	Vice President, Chief Human Resource Officer since January 1, 2022. Formerly, Vice President of Human Resources (2014-2021), Managing Director, Human Resources Partner for United Airlines (2006-2014), served as Vice President of Human Resources for Black & Decker Corporation (1995-2005), Human Resource Manager for General Electric Company (1990-1994), and held various labor relations positions for National Steel and Shipbuilding Company (1982-1989).	65
Lynne P. McGhee (2)	Vice President, General Counsel since January 1, 2015. Formerly, Corporate Secretary (2007-2014), Associate Corporate Counsel (2003-2014), and served as a Commissioner legal advisor and staff counsel at the California Public Utilities Commission (1998-2003).	57
David B. Healey (2)	Vice President, Corporate Controller and Assistant Treasurer since January 1, 2015. Formerly, Corporate Controller and Assistant Treasurer (2012-2014), Director of Financial Reporting (2009-2012), served as Subsidiary Controller for SunPower Corporation (2005-2009), Corporate Controller for Hall, Kinion & Associates, Inc. (1997-2005), held various other positions with Pacific Gas & Electric Company (1985-1997).	65
Shannon C. Dean (2)	Vice President, Customer Service and Chief Citizenship Officer since January 1, 2021. Formerly, Vice President of Corporate Communications & Community Affairs (2015-2020), Director of Corporate Communications (2000-2014), held various corporate communications, government and community relations for Dominguez Water Company (1991-1999).	54

Name	Positions and Offices with California Water Service Group	Age
Michelle R. Mortensen (2)	Vice President, Corporate Secretary and Chief of Staff since January 1, 2022. Formerly, Vice President, Corporate Secretary (2021), Corporate Secretary (2015-2020), Assistant Corporate Secretary (2014), Treasury Manager (2012-2013), Assistant to the Chief Financial Officer (2011), Regulatory Accounting Manager (2008-2010), held various accounting positions at Piller Data Systems (2006-2007), Hitachi Global Storage (2005), Abbot Laboratories (1998-2004), and Symantec (1998-2001).	47
Elissa Y. Ouyang (2)	Vice President, Facilities, Fleet and Procurement since January 1, 2022. Formerly, Chief Procurement and Lead Continuous Improvement Officer (2016-2021), Interim Procurement Director (2013-2016), Acting District Manager - Los Altos (2013), Interim Vice President of Information Technology (2012-2013), Director of Information Technology - Architecture and Security (2008-2012), Business Application Manager (2003-2007), Project Lead/Senior Developer (2001-2003), held various business consulting positions at KPMG Consulting/BearingPoint (1998-2001), and RR Donnelley (1996-1998).	53
Michael S. Mares, Jr (2)	Vice President, Operations since January 1, 2021. Formerly, Vice President, California Operations (2019-2020), California Water Service Company District Manager, Bakersfield (2017-2018), Hawaii Water Service Company General Manager (2014-2016), Hawaii Water Service Company Local Manager, Big Island (2012-2014), California Water Service Company, held various Superintendent positions in the Chico district (2002-2012), California Water Service Company, held various union positions in the Chico district (1992-2002).	55
Greg A. Milleman (2)	Vice President, Rates & Regulatory Affairs since January 1, 2022. Formerly, Vice President, California Rates (2019-2021), Interim Director of Rates (2017-2018), Director of Field Administration & Finance (2014-2017), Manager of Special Projects (2013), and served as Senior Vice President of Administration and Corporate Secretary and various other management positions for Valencia Water Company (1992-2013).	59
_______________________________________________________________________________
(1)Holds the same position with California Water Service Company, CWS Utility Services, Hawaii Water Service Company, Inc., New Mexico Water Service Company and TWSC, Inc.; Chief Executive Officer of Washington Water Service Company.
(2)Holds the same position with California Water Service Company, CWS Utility Services, Hawaii Water Service Company, Inc., New Mexico Water Service Company, Washington Water Service Company, and TWSC, Inc.
Item 1A.    Risk Factors.
In evaluating our business, you should carefully consider the following discussion of material risks, events and uncertainties that make an investment in us speculative or risky in addition to the other information in this Annual Report on Form 10-K. A manifestation of any of the following risks and uncertainties could, in circumstances we may or may not be able to accurately predict, materially and adversely affect our business, growth, reputation, prospects, operating and financial results, financial condition, cash flows, liquidity, and stock price. We note these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995. It is not possible to predict or identify all such factors; our operations could also be affected by factors, events or uncertainties that are not presently known to us or that we currently do not consider to present significant risks to our operations. Therefore, you should not consider the following risks to be a complete statement of all the potential risks or uncertainties that we face.
Risks Related to Our Regulatory Environment
Our business is heavily regulated by state and federal regulatory agencies and our financial viability depends upon our ability to recover costs from our customers through rates that must be approved by state public utility commissions.
California Water Service Company, New Mexico Water Service Company, Washington Water Service Company, and Hawaii Water Service Company, Inc. are regulated public utilities, which provide water and water-related service to our customers. Additionally, Hawaii Water Service Company, Inc. and TWSC, Inc. own in whole or in part other companies, which are regulated public utilities. The rates that we charge our water customers are subject to the jurisdiction of the regulatory commissions in the states in which we operate. These Commissions may set water and water-related rates for each operating district independently because the systems are not interconnected. The Commissions authorize us to charge rates that they consider sufficient to recover normal operating expenses, to provide funds for adding new or replacing water infrastructure, and to allow us to earn what the Commissions consider to be a fair and reasonable return on invested capital.

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
We periodically file rate increase applications with the Commissions. The ensuing administrative and hearing process may be lengthy and costly. The decisions of the Commissions are beyond our control and we can provide no assurances that our rate increase requests will be granted by the Commissions. Even if approved, there is no guarantee that approval will be given in a timely manner or at a sufficient level to cover our expenses and provide a reasonable return on our investment. If the rate increase decisions are delayed, our earnings may be adversely affected. For example, the CPUC did not issue its decision on our 2018 GRC until December 2020, approximately one year later than expected, which caused some financial and operating uncertainty for the Company until that time.
Our evaluation of the probability of recovery of regulatory assets is subject to adjustment by regulatory agencies and any such adjustment could adversely affect our results of operations and financial condition.
Regulatory decisions may also affect prospective revenues and earnings, affect the timing of the recognition of revenues and expenses and may overturn past decisions used in determining our revenues and expenses. Our management continually evaluates the anticipated recovery of regulatory assets and revenues subject to refund and provides for allowances and/or reserves as deemed necessary. Current accounting procedures allow us to defer certain costs if we believe it is probable that we will be allowed to recover those costs through future rate increases. If the Commissions determined that a portion of our assets were not recoverable in customer rates, we may suffer an asset impairment, which would require a write down in such asset's valuation that would be recorded through operations.
If our assessment as to the probability of recovery through the ratemaking process were incorrect, the associated regulatory asset would be adjusted to reflect the change in our assessment or any regulatory disallowances. A change in our evaluation of the probability of recovery of regulatory assets or a regulatory disallowance of all or a portion of our cost could have a material adverse effect on our financial results.
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
Changes in laws, rules, and policies of our regulators or operating jurisdictions can significantly affect our business.
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
In addition, legislatures may repeal, relax or tighten existing laws, or enact new laws that affect the regulatory agencies with jurisdiction over our business or affect our business directly. If changes in existing laws or the implementation of new laws limit our ability to accomplish some of our business objectives, our future operating results may be adversely affected.

Finally, local jurisdictions may impose new ordinances, laws, fees, and regulations that could increase costs or limit our operations in ways, which affect future operating results. Cities may impose or amend franchise requirements, impose conditions on underground construction or land use, impose various taxes and fees, or restrict our hours for construction, among other things. In the last decade, more cities have imposed excavation moratoria or paving rules, which has required more costly construction than anticipated.
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
Past events in the utility sector, including those in Flint, Michigan and related to Pacific Gas and Electric Company in California, show that failure to meet one or more water quality, environmental, or safety standards can have severe effects on customer trust, reputation, regulatory treatment, or civil and criminal liability.
New and/or more stringent water quality regulations could increase our operating costs.
We are subject to water quality standards set by federal, state, and local authorities that have the power to issue new regulations. Compliance with new regulations that are more stringent than current regulations could increase our operating costs.
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
Perfluorooctane sulfonate (PFOS) and perfluorooctanoic acid (PFOA) are two water contaminants of emerging concern. Although a water quality standard has yet to be set by federal or state regulators, preliminary testing, and guidance from the California Environmental Protection Agency has affected our operations of some wells in California. We expect that a water quality standard will be set in the future and that we will incur costs to comply with the water quality standard. Cal Water has requested and been approved to use a memorandum account to track the incremental compliance costs in the future and we would likely seek permission to recover additional costs of compliance through rate increases; however, we can give no assurance that the CPUC would approve rate increases to enable us to recover these additional compliance costs.
Legislation and regulation designed to mitigate or adapt to climate change may affect our operations.
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

We have been and may in the future be party to environmental and product-related lawsuits, which could result in us paying damages not covered by insurance.
We have been and may be in the future, party to water contamination lawsuits, which may not be fully covered by insurance.
The number of environmental and product-related lawsuits against other water utilities has increased in frequency in recent years. If we are subject to additional environmental or product-related lawsuits, we might incur significant legal costs and it is uncertain whether we would be able to recover the legal costs from customers or other third parties. In addition, if current California law regarding CPUC's preemptive jurisdiction over regulated public utilities for claims about compliance with California Department of Health Services and United States EPA water quality standards changes, our legal exposure may be significantly increased.
Risks Related to Our Business Operations
The Ongoing COVID-19 Pandemic May Adversely Affect Our Operations
Although the COVID-19 pandemic did not have a significant impact on our business in 2021, we are unable to accurately predict the full impact that the ongoing COVID-19 pandemic will have on our business, results of operations, financial condition or liquidity due to numerous uncertainties, including the duration and severity of the outbreak, potential resurgence and /or mutations of the virus, and the development, distribution and public acceptance of treatments and vaccines. As an “essential business” during times of emergencies pursuant to the U.S. Critical Infrastructures Protection Act of 2001, we are working to continue to provide high quality water and wastewater services to our two million customers. During the course of 2021, shelter-in-place and social distancing ordinances of varying durations and scope were in effect in all of the states in which we operate. Such governmental orders resulted in temporary closures of non-essential businesses and self-quarantining on non-essential workers. If we close any of our facilities due to a COVID-19 outbreak or if a critical number of our employees become too ill to work, our business operations could be materially adversely affected in a rapid manner. In addition, the COVID-19 pandemic has resulted in significant disruption to economic activity and the states in which the Company operates have experienced significant increases in unemployment claims and business closures. The Company has also ceased all shutoffs for nonpayment during the pandemic. If a significant number of customers are unable to pay utility bills for an extended period of time our business, results of operations, financial condition or liquidity may be materially adversely affected.
We may be at risk for litigation under the principle of inverse condemnation for activities in the normal course of business, which have a damaging effect on private property.
The California constitution may allow compensation to property owners for a public utility taking or damaging private property, even when damage occurs through no fault of the utility and regardless of whether the damage could be foreseen by the utility. As a result, this doctrine, which is known as inverse condemnation and is routinely invoked in California, imposes strict liability for damages, including legal fees, because of the design, construction, and maintenance of utility facilities. In addition to claims that our water or wastewater systems damaged property, Cal Water could be sued under inverse condemnation if its facilities or operations damage private property, or if it is unable to timely deliver sufficient quantities of water for firefighting because of system capacity limitations or water supply disruptions, including as a result of action taken by an electric utility pursuant to a PSPS program or other loss of power. Although the imposition of liability is premised on the assumption that utilities have the ability to recover these costs from their customers, there is no assurance that the CPUC would allow Cal Water to recover any such damage awards from customers. For example, in December 2017, the CPUC denied recovery of costs that San Diego Gas & Electric Company incurred because of inverse condemnation, holding that the inverse condemnation principles of strict liability are not relevant to the CPUC’s prudent manager standard.
The effects of natural disasters, attacks by third parties, pandemics, or poor water quality or contamination to our water supply may result in disruption in our services and litigation, which could adversely affect our business, operating results and financial condition.
We operate in areas that are prone to earthquakes, fires, mudslides and other natural disasters. A significant seismic event or other natural disaster in California where our operations are concentrated could adversely affect our ability to deliver water and adversely affect our costs of operations. A major disaster could damage or destroy substantial capital assets. The CPUC has historically allowed utilities to establish a catastrophic event memorandum account as another possible mechanism to recover costs. However, we can give no assurance that the CPUC or any other commission would allow any such cost recovery mechanism in the future.

Our water supplies are subject to contamination, including contamination from the development of naturally-occurring compounds, chemicals in groundwater systems, pollution resulting from fabricated sources, such as TCP, seawater incursion and possible third-party attacks, including physical attacks, terrorist attacks, and cyber-attacks. If our water supply is contaminated, we may have to interrupt the use of that water supply until we are able to substitute the flow of water from an uncontaminated water source. In addition, we may incur significant costs in order to treat the contaminated source through expansion of our current treatment facilities, or development of new treatment methods. If we are unable to substitute water supply from an uncontaminated water source, or if we are unable to adequately treat the contaminated water source in a cost-effective manner, there may be an adverse effect on our revenues, operating results and financial condition. The costs we incur to decontaminate a water source or an underground water system could be significant and may not be recoverable in rates. We could also be held liable for consequences arising out of human exposure to hazardous substances in our water supplies or other environmental damage. For example, private plaintiffs have the right to bring personal injury or other toxic tort claims arising from the presence of hazardous substances in our drinking water supplies. Our insurance policies may not be sufficient to cover the costs of these claims.
We have taken steps to increase security measures at our facilities and heighten employee awareness of threats to our water supply, to protect against third-party attacks, including physical attacks, terrorist attacks, and cyber-attacks. We have also tightened our security measures regarding the delivery and handling of certain chemicals used in our business. We have and will continue to bear increased costs for security precautions to protect our facilities, operations, and supplies. These costs may be significant. Despite these tightened security measures, we may not be in a position to control the outcome of third-party attacks should they occur.
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
We own physical infrastructure, which was installed over a long period of time, both underground and above-ground. This infrastructure is subject to potential failure due to age, operating conditions, or other unknown factors. Failure of any of our facilities could cause flooding, loss of service to our customers, contamination from chemicals we use in operations, or other damages.
We operate a dam. If the dam were to fail for any reason, we would lose a water supply and flooding likely would occur. Whether or not we were responsible for the dam's failure, we could be sued. We can give no assurance that we would be able to defend such a suit successfully.
We operate several water and wastewater treatment plants. If a major failure of these facilities were to occur, we would have an interruption in service, potential flooding, and could release potentially harmful material into the environment.
We operate over 7,000 miles of underground pipeline. Some failures of underground pipelines could release chemicals into the environment, which have a negative impact on sensitive habitats.
We rely on our information technology ("IT") and a number of complex business systems to assist with the management of our business and customer and supplier relationships, and a disruption of these systems could adversely affect our business.
Our IT systems are an integral part of our business, and a serious disruption of our IT systems could significantly limit our ability to manage and operate our business efficiently, which, in turn, could cause our business and competitive position to suffer and adversely affect our results of operations. We depend on our IT systems to bill customers, process orders, provide customer service, manage construction projects, manage our financial records, track assets, remotely monitor certain of our plants and facilities and manage human resources, inventory and accounts receivable collections. Our IT systems also enable us to purchase products from our suppliers and bill customers on a timely basis, maintain cost-effective operations, and provide service to our customers. Some of our mission and business critical IT systems are older, such as our Supervisory Control and Data Acquisition system. The steps we have taken to protect our IT systems may be insufficient to protect them from damage or interruption from:
•power loss, computer systems failures, and internet, telecommunications or data network failures;
•operator negligence or improper operation by, or supervision of, employees;

•physical and electronic loss of customer data due to security breaches, cyber-attacks, misappropriation and similar events;
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
We have entered into long-term water supply agreements, which commit us to making certain minimum payments whether or not we purchase any water. Therefore, if demand were insufficient to use our required purchases we would have to pay for water we did not receive.
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
There is strong scientific consensus that human activity including carbon and methane emissions is impacting many planetary systems such as the heat-trapping capacity of the atmosphere; ocean temperature, circulation, acidity, and volume; weather patterns including the severity and frequency of severe weather events; ambient temperatures; and planetary ice cover. Because scientific investigations have been focused globally, there is tremendous uncertainty over the timing, extent, and types of impacts global climate change may have on our service areas and in our water supplies. Moreover, studies of tree ring data show long periods of drought conditions have occurred prior to significant human impacts in California and prior to our operation. Finally, in the last fifty years, California has experienced at least three severe multi-year droughts. Thus, we plan for water reliability and water shortages including projected and potential climate change risks in our water supply planning activities. Immediate physical risks could affect our operations and intensify over time as climate change worsens. More frequent flooding, wildfires, sea level rise, rising groundwater, and uneven ground level sinking could damage our assets, including pressurized mains, wells, treatment facilities, and other infrastructure. Wildfires and changes in rainfall may also affect water quality, and both higher temperatures and wildfires can pose risks to employee safety. Farther into the mid-century and late-century horizon, temperature increases may cause declines in snowpack storage, and droughts could decrease surface water supply availability and groundwater recharge while causing increased outdoor demands.
Additional climate-related risks may influence our approach as we support the transition to a low-carbon economy. Transition risks include changes in the market and consumer demands, such as differences in generational behaviors, shifts in population locations due to the pandemic and different weather patterns, and variations in water needs and customer groups. Regulatory risks, such as emission trading systems and carbon taxes, may also financially affect our business. Additionally, federal and state regulations present requirements for managing water supplies and limiting impacts on local wildlife, while regional plans and legislation may directly affect how we address water issues.
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
In the event that some outside factor such as a wildfire, flood, changed climate pattern, actual or threatened public health emergency, or change in the local economy reduces or eliminates our customer base in a service area, we could face unrecoverable costs. In those circumstances, the remaining customers might not be able to pay for the operating costs or capital costs of the water system. The company may not be able to recover capital costs of property that is no longer used and useful in utility service. Although we would likely seek permission to recover these costs through rate increases on remaining customers or in statewide rates, we can give no assurance that the Commissions would approve rate increases to enable us to recover these costs.

Wastewater operations entail significant risks.
Wastewater collection and treatment involve many risks associated with damage to the environment, and we anticipate that wastewater collection and treatment will become an increasing significant part of our business. If collection or treatment systems fail or do not operate properly, untreated or partially treated wastewater could discharge onto property or into nearby streams and rivers, causing property damage or injury to aquatic life, or even human life. Our results of operations and financial condition could be materially and adversely affected by liabilities resulting from such damage.
Demand for our water is subject to various factors and is affected by seasonal fluctuations.
Demand for our water during the warmer, dry months is generally greater than during cooler or rainy months due primarily to additional requirements for water in connection with irrigation systems, swimming pools, cooling systems and other outside water use. Throughout the year, and particularly during typically warmer months, demand will vary with temperature and rainfall levels. If temperatures during the typically warmer months are cooler than normal, or if there is more rainfall than normal, the demand for our water may decrease. Under the WRAM mechanism, lower water usage in our California operations affects our cash flows in the year of usage, but results in higher cash flows in the following years.
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
Changes in water supply costs affect our operations.
The cost to obtain water for delivery to our customers varies depending on the sources of supply, wholesale suppliers' prices, the quality of water required to be treated and the quantity of water produced to fulfill customer water demand. Our source of supply varies among our operating districts. Certain districts obtain all of their supply from wells; some districts purchase all of the supply from wholesale suppliers; and other districts obtain the supply from a combination of wells and wholesale suppliers. A small portion of supply comes from surface sources and is processed through Company-owned water treatment plants. On average, slightly more than half of the water we deliver to our customers is pumped from wells or received from a surface supply with the remainder purchased from wholesale suppliers. Water purchased from suppliers usually costs us more than surface supplied or well pumped water. The cost of purchased water for delivery to customers represented 33.9% and 35.0% of our total operating costs in 2021 and 2020, respectively. Water purchased from suppliers will require renewal of our contracts upon expiration and may result in significant price increases under any such renewed contracts.
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
Purchased electrical power is required to operate the wells and pumps needed to supply water to our customers. Although there are back-up power generators to operate a number of wells and pumps in emergencies, an extended interruption in power could affect the ability to supply water. In the past, California has been subject to rolling power blackouts due to insufficient power supplies. There is no assurance we will not be subject to power blackouts in the future. Additionally, we require sufficient amounts of certain chemicals in order to treat the water we supply. There are multiple sources for these chemicals but an extended interruption of supply could adversely affect our ability to adequately treat our water.

Purchased power is a significant operating expense. During 2021 and 2020, purchased power expense represented 5.6% and 5.2%, respectively, of our total operating costs. These costs are beyond our control and can change unpredictably and substantially as occurred in California during 2001 when rates paid for electricity increased 48%. As with purchased water, purchased power costs are included in the MCBA. Cash flows between rate filings may be adversely affected until the Commission authorizes a rate change, but earnings will be minimally impacted. Cost of chemicals used in the delivery of water is not an element of the MCBA, and therefore, variances in quantity or cost could affect the results of operations.
We rely on outside contractors to supply us with materials and parts critical to the operation of our systems. Should parts and material become unavailable, or should the cost of necessary supplies rise substantially, it could adversely affect our ability to operate or have financial affects that are not recoverable through a regulatory process.
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
The water utility business is capital-intensive. We invest significant funds to replace or improve aging infrastructure such as property, plant, and equipment. In addition, water shortages may adversely affect us by causing us to rely on more purchased water. This could cause increases in capital expenditures needed to build pipelines to secure alternative water sources. In addition, we require capital to grow our business through acquisitions. We fund our short-term capital requirements from cash received from operations and funds received from developers. We also borrow funds from banks under short-term bank lending arrangements. We seek to meet our long-term capital needs by raising equity through common or preferred stock issues or issuing debt obligations. We cannot give any assurance that these sources will continue to be adequate or that the cost of funds will remain at levels permitting us to earn a reasonable rate of return. In the event we are unable to obtain sufficient capital, our expansion efforts could be curtailed, which may affect our growth and may affect our future results of operations.
Our ability to access the capital markets is affected by the ratings of certain of our debt securities. Standard & Poor's Rating Agency issues a rating on California Water Service Company's ability to repay certain debt obligations. The credit rating agency could downgrade our credit rating based on reviews of our financial performance and projections or upon the occurrence of other events that could affect our business outlook. Lower ratings by the agency could restrict our ability to access equity and debt capital. We can give no assurance that the rating agency will maintain ratings that allow us to borrow under advantageous conditions and at reasonable interest rates. A future downgrade by the agency could also increase our cost of capital by causing potential investors to require a higher interest rate due to a perceived risk related to our ability to repay outstanding debt obligations.
While the majority of our debt is long term at fixed rates, we do have interest rate exposure in our short-term borrowings, which have variable interest rates. We are also subject to interest rate risks on new financings. However, if interest rates were to increase on a long-term basis, our management believes that customer rates would increase accordingly, subject to approval by the appropriate commission. We can give no assurance that the Commission would approve such an increase in customer rates.
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
Our inability to access the capital or financial markets could affect our ability to meet our liquidity needs at reasonable cost and our ability to meet long-term commitments. Changes in economic conditions in our markets could affect our customers' ability to pay for water services. Any of these could adversely affect our results of operations, cash flows, and financial condition.
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
As a holding company, we conduct substantially all of our operations through our subsidiaries and our only significant assets are investments in those subsidiaries. 91.9% of our revenues are derived from the operations of California Water Service Company. As a result, we are dependent on cash flow from our subsidiaries, and California Water Service Company in particular, to meet our obligations and to pay dividends on our common stock.
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
We may seek to acquire or invest in other companies, technologies, services, or products that complement our business. The execution of our growth strategy may expose us to different risks than those associated with our utility operations. We can give no assurance that we will succeed in finding attractive acquisition candidates or investments, or that we would be able to reach mutually agreeable terms with such parties. In addition, as consolidation becomes more prevalent in the water and wastewater industries, the prices for suitable acquisition candidates may increase to unacceptable levels and limit our ability to grow through acquisitions. If we are unable to find acquisition candidates or investments, our ability to grow may be limited.
Acquisition and investment transactions may result in the issuance of our equity securities that could be dilutive if the acquisition or business opportunity does not develop in accordance with our business plan. They may also result in significant write-offs and an increase in our debt. The occurrence of any of these events could have a material adverse effect on our business, financial condition, and results of operations.
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
If we are unable to manage our growth effectively, we may not be able to take advantage of market opportunities, satisfy customer requirements, execute our business plan, or respond to competitive pressures.
We have a number of large-volume commercial and industrial customers and a significant decrease in consumption by one or more of these customers could have an adverse effect on our operating results and cash flows.
Our billed revenues and cash flows from operations will decrease if a significant business or industrial customer terminates or materially reduces its use of our water. Approximately $171.1 million, or 22.3%, of our 2021 water utility revenues was derived from business and industrial customers. However, if any of our large business or industrial customers in California reduce or cease its consumption of our water, the affect to net operating income would be minimal to our operations due to the WRAM and MCBA, but could impact our cash flows. In Hawaii, we serve a number of large resorts, which if their water usage was reduced or ceased could have a material impact to our Hawaii operation. The delay between such date and the effective date of the rate relief may be significant and could adversely affect our operating results and cash flows.
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
We believe that stockholders invest in public utility stocks, in part, because they seek reliable dividend payments. If there is an over-supply of stock of public utilities in the market relative to demand by such investors, the trading price of our securities could decrease. Additionally, if interest rates rise above the dividend yield offered by our equity securities, demand for our stock, and consequently its market price, may decrease. A decline in demand for our stock may have a negative impact on our ability to finance capital projects.

Adverse investment returns and other factors may increase our pension liability and pension funding requirements.
A substantial number of our employees are covered by a defined benefit pension plan. At present, the pension plan is underfunded because our projected pension benefit obligation exceeds the aggregate fair value of plan assets. Under applicable law, we are required to make cash contributions to the extent necessary to comply with minimum funding levels imposed by regulatory requirements. The amount of such required cash contribution is based on an actuarial valuation of the plan. The funded status of the plan can be affected by investment returns on plan assets, discount rates, mortality rates of plan participants, pension reform legislation and a number of other factors. There can be no assurance that the value of our pension plan assets will be sufficient to cover future liabilities. Although we contributed to our pension plan in recent years, it is possible that we could incur a pension liability adjustment, or could be required to make additional cash contributions to our pension plan, which would reduce the cash available for business and other needs.
Labor relations matters could adversely affect our operating results.
At December 31, 2021, 727 of our 1,182 total employees were union employees. Most of our unionized employees are represented by the Utility Workers Union of America, AFL-CIO, except certain engineering and laboratory employees who are represented by the International Federation of Professional and Technical Engineers, AFL-CIO.
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
Our operations are geographically concentrated in California and this lack of diversification may negatively affect our operations.
Although we own facilities in a number of states, over 91.9% of our operations are located in California. As a result, we are largely subject to weather, political, water supply, labor, energy cost, regulatory, and economic risks affecting California.
We are also affected by the real property market in California. In order to grow our business, we may need to acquire additional real estate or rights to use real property owned by third parties, the cost of which tends to be higher and more volatile in California than in other states. The value of our assets in California may decline if there is a decline in the California real estate market that results in a significant decrease in real property values.
Municipalities, water districts and other public agencies may condemn our property by eminent domain action.
State statutes allow municipalities, water districts and other public agencies to own and operate water systems. These agencies are empowered to condemn water systems or real property owned by privately owned public utilities in certain circumstances and in compliance with California and federal law. Additionally, whenever a public agency constructs facilities to extend its utility system into the service area of a privately owned public utility, such an act may constitute the taking of property and require reimbursement to the public utility for its loss. If a public agency were to file an eminent domain lawsuit against us, we would incur substantial attorney’s fees, consultant and expert fees, and other costs in considering a challenge to the right to take our utility property and/or its valuation for just compensation, as well as such fees and costs in any subsequent litigation if necessary. If the public agency prevailed and acquired our utility property, we would be entitled to just compensation for our loss, but we would no longer have access to the condemned property or water system. Neither would we be entitled to any portion of revenue generated from the use of such asset going forward.
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
We evaluate our risks and insurance coverage annually or more frequently if circumstances dictate. Our evaluation considers the costs, risks, and benefits of retaining versus insuring various risks as well as the availability of certain types of insurance coverage. Furthermore, we are also affected by increases in prices for insurance coverage; in particular, we have been, and will continue to be, affected by rising health insurance costs. Retained risks are associated with deductible limits, partial self-insurance programs, and insurance policy coverage ceilings. If we suffer an uninsured loss, we may be unable to pass all or any portion of the loss on to customers, because our rates are regulated by regulatory commissions. Consequently, uninsured losses may negatively affect our financial condition, liquidity, and results of operations. There can be no assurance that we will not face uninsured losses pertaining to the risks we have retained.
Our enterprise risk management processes may not be effective in identifying and mitigating the risks to which we are subject, or in reducing the potential for losses in connection with such risks.
Our enterprise risk management processes are designed to minimize or mitigate the risks to which we are subject, as well as any losses stemming from such risks. Although we seek to identify, measure, monitor, report, and control our exposure to such risks, and employ a broad and diversified set of risk monitoring and mitigation techniques in the process, those techniques are inherently limited in their ability to anticipate the existence or development of risks that are currently unknown and unanticipated. The ineffectiveness of our enterprise risk management processes in mitigating the impact of known risks or the emergence of previously unknown or unanticipated risks may result in our incurring losses in the future that could adversely affect our financial condition and results of operations.
The accuracy of our judgments and estimates about financial and accounting matters will affect our operating results and financial condition.
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
The real properties owned are held in fee simple title. Properties owned by Cal Water are subject to the lien of an Indenture of Mortgage and Deed of Trust dated May 11, 2021, June 11, 2019, November 22, 2010, and April 17, 2009 (the California Indenture), securing Cal Water's First Mortgage Bonds, of which $1,055.5 million was outstanding at December 31, 2021. The California Indenture contains certain restrictions common to such types of instruments regarding the disposition of property and includes various covenants and restrictions. At December 31, 2021, our California utility was in compliance with the covenants of the California Indenture.
Cal Water owns 599 wells and operates ten leased wells. There are 421 owned storage tanks with a capacity of 293 million gallons, two leased storage tanks with a capacity of 0.4 million gallons, 16 managed storage tanks with a capacity of 29 million gallons, and three surface water reservoirs with a capacity of 220 million gallons. Cal Water owns and operates six surface water treatment plants with a combined capacity of 46 million gallons per day. There are 6,692 miles of supply and distribution mains in the various owned and managed systems.
In the leased City of Hawthorne and City of Commerce systems or in systems that are operated under contract for municipalities or private companies, title to the various properties is held exclusively by the municipality or private company.
Hawaii Water owns 23 wells, manages two potable wells, and manages five irrigation wells. There are 38 storage tanks with a storage capacity of 35.8 million gallons. There are 246 miles of supply and distribution lines. Hawaii Water operates five wastewater treatment facilities with a combined capacity to process approximately 2.0 million gallons per day. There are 64.6 miles of sewer collection mains including force mains.
Washington Water owns 455 wells and manages 16 wells. There are 186 owned storage tanks with a storage capacity of 21.3 million gallons. There are 699 miles of supply and distribution lines. Washington Water operates one wastewater treatment plant with three miles of sewer collection mains.
New Mexico Water owns 25 wells. There are 18 storage tanks with a storage capacity of 5.1 million gallons. There are 145 miles of supply and distribution lines. New Mexico operates two wastewater treatment facilities with a combined capacity to process 0.62 million gallons per day. There are eight lift stations and 35 miles of sewer collection mains.
Washington Water has long-term bank loans that are secured primarily by utility plant owned by Washington Water.
Texas Water, through its majority ownership of BVRT, owns and operates four wastewater treatment plants. The plants have a capacity of 411,750 gallons-per-day.
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
PART II
Item 5.    Market for Registrant's Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Our common stock is traded on the New York Stock Exchange under the symbol "CWT." At December 31, 2021, there were 53,715,569 common shares outstanding. There were 1,903 common stockholders of record as of February 7, 2022.
During 2021, we paid a cash dividend of $0.9200 per common share, or $0.2300 per quarter. During 2020, we paid a cash dividend of $0.8500 per common share, or $0.2125 per quarter. On January 26, 2022, our Board of Directors declared a quarterly cash dividend of $0.2500 per common share payable on February 18, 2022, to stockholders of record on February 7, 2022. This represents an indicated annual cash dividend of $1.0000, and would be our 55th consecutive year of increasing the annual dividend and marks the 308th consecutive quarterly dividend.

We presently intend to pay quarterly cash dividends in the future consistent with past practices, subject to our earnings and financial condition, restrictions set forth in our debt instruments, regulatory requirements and such other factors as our Board of Directors may deem relevant.
Five-Year Performance Graph
The following performance graph compares the changes in the cumulative shareholder return on California Water Service Group's common stock with the cumulative total return on the Robert W. Baird Water Utility Index and the Standard & Poor's 500 Index during the last five years ended December 31, 2021. The comparison assumes $100 was invested on December 31, 2016, in California Water Service Group's common stock and in each of the forgoing indices and assumes reinvestment of dividends.
Performance Graph Data

$250
$225
$200
$175
$150
$125
$100
$75
DOLLARS
2016
2017
2018
2019
2020
2021
Period Ending
S&P 500 Index
RW Baird Water Utility Index
California Water Service Group

The following descriptive data is supplied in accordance with Rule 304(d) of Regulations S-T:

	2016	2017	2018	2019	2020	2021
California Water Service Group	100	134	141	152	159	212
S&P 500	100	122	116	153	181	233
RW Baird Water Utility Index	100	126	123	164	186	233
An initial $100 investment in the common stock of California Water Service Group on December 31, 2016 including reinvestment of dividends would be worth $212 at the end of the 5-year period ending December 31, 2021.
Item 6.
[Removed and reserved.]

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following sections include a discussion of results for fiscal 2021 compared to fiscal 2020 as well as certain 2019 results. The comparative results for fiscal 2020 with fiscal 2019 generally have not been included in this Form 10-K, but may be found in “Part II - Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.
Overview
Net Income Attributable to California Water Service Group
In 2021 and 2020, net income attributable to California Water Service Group was $101.1 million and $96.8 million, respectively. Earnings per diluted common share decreased $0.01 to $1.96 or 0.5% from 2020 to 2021. The $4.3 million increase in net income attributable to California Water Service Group was driven by general rate increases of $14.0 million, a reduction in operating income tax expense of $8.6 million, and a decrease in credit losses of $4.6 million. These positive factors were partially offset by increases in depreciation and amortization expenses of $10.2 million, employee wages of $3.2 million, uninsured loss expense of $1.9 million, property and other taxes of $2.4 million, and financing costs of $1.4 million.
Additionally, certain factors outside the Company's immediate control decreased net income attributable to California Water Service Group, including a $0.5 million reduction in accrued unbilled revenue and $0.5 million decrease in unrealized gain on certain benefit plan investments as compared to the prior year. Seasonal weather patterns and the number of unbilled days are the primary influences of accrued unbilled revenue.
We continue to seek rate relief to recover our operating cost increases and receive reasonable returns on invested capital. We expect to fund our long-term capital needs through a combination of debt, common stock offerings, and cash flow from operations.
COVID-19
During the course of 2021, because of the COVID-19 pandemic, shelter-in-place and social distancing ordinances of varying durations and scope were in effect in all of the states in which we operate. Such governmental public health orders continued to result in temporary closures of non-essential businesses and self-quarantining on non-essential workers. As an “essential business” during times of emergencies pursuant to the U.S. Critical Infrastructures Protection Act of 2001, we are working to continue to provide high quality water and wastewater services to our two million customers. During 2021 and through February 24, 2022, the COVID-19 pandemic has not had a significant impact on our business or operations. We have ceased all shutoffs for non-payment during the pandemic and anticipate this situation will continue until further notice. We are expecting segments of our customer base to continue to experience employment layoffs and businesses to run at less than full capacity, which negatively impact their ability to pay utility bills. We have also incurred costs to promote the health and safety of our employees and facilities.
If we need to close any of our facilities due to outbreaks of COVID-19 or if a critical number of our employees become too ill to work, our business operations could be materially adversely affected in a rapid manner. The impact of the COVID-19 pandemic is fluid and continues to evolve, and therefore, we cannot predict the extent to which our business, results of operations, financial condition, or liquidity will ultimately be impacted.
California Water and Wastewater Arrearages Payment Program
The California Water and Wastewater Arrearages Program was created by the California Legislature to be administered by the State Water Resources Control Board (Water Board) in order to provide relief to community water and wastewater systems for unpaid bills (arrearages) related to the COVID-19 pandemic. The Legislature allocated $985 million in American Rescue Plan Act of 2021 funds to pay down residential and commercial arrearages accrued between March 4, 2020 and June 14, 2021. In response to the Water Board’s survey, Cal Water reported $20.8 million in eligible customer arrearages and program administrative costs. Cal Water received 100% of the requested amount from the program in January 2022. Cal Water will apply these funds to identified past due customer balances during the first quarter of 2022.

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
Regulatory balancing account revenue
The Company’s ability to recover revenue requirements authorized by the CPUC in its triennial GRC is decoupled from the volume of the sales. Regulatory balancing account revenue is revenue related to rate mechanisms authorized in California by the CPUC, which allow the Company to recover the authorized revenue and are not considered contracts with customers. These mechanisms include the following:
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

The CPUC issued a decision effective August 27, 2020 requiring that Class A companies submitting GRC filings after the effective date be (i) precluded from proposing the use of a full decoupling WRAM and (ii) allowed the use of Monterey-Style Water Revenue Adjustment Mechanisms (MWRAM) and Incremental Cost Balancing Accounts (ICBA). The MWRAM tracks the difference between the revenue received for actual metered sales through the tiered volumetric rate and the revenue that would have been received with the same actual metered sales if a uniform rate had been in effect. The ICBA tracks differences in the authorized prices of water production costs and actual prices of water production costs. Cal Water has complied with this decision in its recent 2021 GRC filing.
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
Income Taxes
We account for income taxes using the asset and liability method. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. We measure deferred tax assets and liabilities at enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We recognize the effect on the deferred tax assets and liabilities of a change in tax rate in the period that includes the enactment date. We also assess the likelihood that deferred tax assets will be recovered in future taxable income and, to the extent recovery is not probable, a valuation allowance would be recorded. In management's view, a valuation allowance was not required as of December 31, 2021 and December 31, 2020.
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
During 2021, the Company analyzed its deferred tax balances, tax regulatory asset and tax regulatory liability based on 2018 GRC approved rates. As of December 31, 2021, the unamortized TCJA refund was $91.5 million. The Company continued working with other state regulators to finalize the refund to ensure compliance with federal normalization rules.

Pension and Postretirement Benefits Other Than Pensions (PBOP)
We incur costs associated with our pension and PBOP plans. To measure the expense of these benefits, our management must estimate compensation increases, mortality rates, future health cost increases and discount rates used to value related liabilities and to determine appropriate funding. Different estimates used by our management could result in significant variances in the cost recognized for pension and PBOP plans. The estimates used are based on historical experience, current facts, future expectations, and recommendations from independent advisors and actuaries. We use an investment advisor to provide advice in managing the plan's investments. We anticipate any increases in funding for the pension benefits plans will be recovered in future rate filings, thereby mitigating the financial impact. We believe it is probable that future costs will be recovered in future rates and therefore have recorded a regulatory asset in accordance with generally accepted accounting principles. Changes to the pension benefits actuarial assumptions can significantly affect pension costs, regulatory assets, and liabilities.
In 2020, we changed both the yield curve used to develop the discount rate and the method used to estimate the service and interest cost components of net periodic pension and benefit costs for 2021. The new yield curve used a higher-yielding subset of bonds that we believe will better approximate the rate at which the obligations could be effectively settled, currently. The change in the yield curve led to a decrease of $12.2 million and $1.2 million in net periodic pension cost and net periodic benefit cost, respectively, for 2021. The new method uses the spot rate approach to estimate the service and interest costs by applying the specific spot rates along the yield curve used to determine the benefit obligation to the relevant projected cash outflows. The change in method led to a decrease of $6.2 million and $1.1 million in net periodic pension cost and net periodic benefit cost, respectively, for 2021. This change does not affect the measurement of the projected benefit obligation. We made this change to provide a more precise measurement of service and interest costs by improving the correlation between projected benefit cash flows to the corresponding spot rates. We have accounted for this change as a change in accounting estimate and accordingly has accounted for it prospectively. In California, where the majority of our net periodic pension and benefit costs are recorded, a corresponding decrease to balancing account revenue was recorded in 2021 for the changes in yield curve and method as Cal Water has regulatory mechanisms that mitigate changes in net periodic pension and benefits costs. For 2020, the service and interest cost components of net periodic pension and benefit costs were determined using a single-weighted average discount rate.
The following table reflects the sensitivity of pension amounts reported for the year ended December 31, 2021, to changes in actuarial assumptions:

	Increase/(Decrease) in Pension Benefits Actuarial Assumption	Increase/(Decrease) in 2021 Net Periodic Benefit Cost	Increase/(Decrease) in Projected Benefit Obligation as of December 31, 2021
		Dollars in thousands
Discount rate	(0.5)%	$9,483	$89,534
Long-term rate of return on plan assets	(0.5)%	3,567	—
Rate of compensation increases	(0.5)%	(3,271)	(23,273)
Cost of living adjustment (1)	(0.2)%	(1,974)	(21,474)
Discount rate	0.5%	(4,013)	(78,010)
Long-term rate of return on plan assets	0.5%	(3,567)	—
Rate of compensation increases	0.5%	4,416	24,480
Cost of living adjustment	0.5%	8,435	58,356
______________________________________________________________________________
1.The cost of living adjustment was assumed at 2.2% and has a floor of 2.0%.

Results of Operations
Operating Revenue
Operating revenue in 2021 was $790.9 million, a decrease of $3.4 million, or 0.4%, over 2020. Operating revenue in 2020 was $794.3 million, an increase of $79.7 million, or 11.2%, over 2019. The sources of changes in operating revenue were:

	2021	2020
	Dollars in millions
Net change due to WRAM, service charges, usage, and other (1)	$29.7	$29.2
MCBA revenue (2)	(7.9)	46.8
Other balancing account revenue (3)	(13.5)	(1.0)
Deferral of revenue (4)	(11.7)	4.7
Net change	$(3.4)	$79.7
_______________________________________________________________________________
(1)In 2021, the net change due to WRAM, service charges, usage, and other in the above table was mainly driven by rate increases (the components of which are set forth in the table in Rates and Regulation section below), and partially offset by a $0.5 million decrease in accrued unbilled revenue.
(2)MCBA revenue is the variance between adopted water production costs and actual water production costs. In 2021, we recognized $3.8 million of MCBA revenue as compared to $11.7 million in MCBA revenue in 2020, for a decrease of $7.9 million in 2021. The MCBA revenue decrease in 2021 as compared to 2020 resulted from a decrease in actual water production costs relative to adopted water production costs. The actual water production costs decreased relative to adopted water production costs in 2021 as compared to 2020, due to a shift in water production mix from purchased water to well water in certain of our service territories. As required by the MCBA mechanism, the decrease in actual water production costs relative to adopted water production costs in California also decreased operating revenue for the same amount.
(3)The other balancing account revenue consists of the pension, conservation, and health care balancing account revenues. Pension and conservation balancing account revenues are the differences between actual expenses and adopted rate recovery. Health care balancing account revenue is 85% of the difference between actual health care expenses and adopted rate recovery. In 2021, we recognized a reduction to revenue of $6.1 million for these balancing accounts as compared to a net $7.4 million of revenue in 2020. The decrease in revenue was mainly due to a decrease in actual pension and health care expenses relative to adopted in 2021 as compared to 2020, which was partially offset by an increase in actual conservation expenses relative to adopted in 2021 as compared to 2020.
(4)The deferral of revenue consists of amounts that are expected to be collected from customers beyond 24 months following the end of the accounting period in which these revenues were recorded. The deferral decreased in 2021 as compared to 2020 due to an increase in the balancing account revenue expected to be collected beyond 24 months.
Water Production Expenses
Water production expenses, which consist of purchased water, purchased power, and pump taxes, comprise the largest segment of total operating expenses. Water production costs accounted for 41.8% and 42.1%, of total operating costs in 2021 and 2020, respectively. The rates charged for wholesale water supplies, electricity, and pump taxes are established by various public agencies. As such, these rates are beyond our control.
The table below provides the change in water production expenses during the past 2 years:

	2021			2020
	Amount	Change	% Change	Amount	Change	% Change
	Dollars in millions
Purchased water	$225.0	$(5.1)	(2.2)%	$230.1	$17.6	8.3%
Purchased power	37.1	3.1	9.1%	34.0	2.6	8.3%
Pump taxes	15.3	2.7	21.4%	12.6	1.1	9.6%
Total water production expenses	$277.4	$0.7	0.3%	$276.7	$21.3	4.5%
The principal factors affecting water production expenses are the quantity, price, and source of the water. Generally, water pumped from wells costs less than water purchased from wholesale suppliers.

The table below provides the amounts, percentage change, and source mix for the respective years:

	2021			2020
	MG	% of Total	% change from prior year	MG	% of Total	% change from prior year
	Millions of gallons (MG)
Source:
Wells	52,520	47.5%	6.9%	49,116	44.4%	7.8%
Purchased	53,620	48.5%	(4.2)%	55,948	50.5%	4.1%
Surface	4,379	4.0%	(22.9)%	5,678	5.1%	4.8%
Total	110,519	100.0%	(0.2)%	110,742	100.0%	5.7%
Purchased water expenses are affected by changes in quantities purchased, supplier prices, and cost differences between wholesale suppliers. The MCBA mechanism is designed to recover all incurred purchased water expenses.
For 2021, the $5.1 million decrease in purchased water expenses is due to a 4.2% decrease in purchased quantities offset by an overall blended water wholesaler rate increase of 4.6%.
Purchased power expenses are affected by the quantity of water pumped from wells and moved through the distribution system, rates charged by electric utility companies, and rate structures applied to usage during peak and non-peak times of the day or season. In 2021, purchased power expenses increased $3.1 million mainly due to a 6.9% increase in well production.
Changes in climate change regulations could increase the cost of power that in turn would result in an increase in the rates our power suppliers charge us. Any change in pricing of our purchased power expenses in California would be recovered from our customers through the MCBA mechanism. Any change in power costs in other states would be requested to be recovered by the customers in those states. The impact of such regulations is dependent upon the enacted date, the factors that affect our suppliers' cost structure, and their ability to pass the costs to us in their approved tariffs. These items are not known at this time.
Administrative and General Expenses
Administrative and general expenses include payroll related to administrative and general functions, all employee benefits charged to expense accounts, insurance expenses, legal fees, expenses associated with being a public company, and general corporate expenses.
During 2021, administrative and general expense increased $9.6 million, or 8.2%, as compared to 2020. The increase was mainly due to increases in employee wages of $6.2 million, uninsured loss costs of $1.9 million, outside consulting service costs of $1.2 million, and employee healthcare costs of $1.2 million. These cost increases were partially offset by a $1.5 million decrease in employee pension and retiree healthcare benefit costs. Changes in employee pension benefits and employee and retiree medical costs for regulated California operations generally do not affect net income attributable to California Water Service Group, as the Company has been allowed by the California Public Utilities Commission (“CPUC”) to record these costs in balancing accounts for future recovery, creating a corresponding change to revenue.
Other Operations Expenses
The components of other operations expenses include payroll, material and supplies, and contract service costs of operating the regulated water systems, including the costs associated with water transmission and distribution, pumping, water quality, meter reading, billing, operations of district offices, and water conservation programs.
During 2021, other operations expense decreased $9.5 million, or 9.9%, compared to 2020. The decrease was primarily due to reductions of $9.5 million in expenses associated with the deferral of operating revenue, $4.6 million reduction in credit losses, and $2.1 million in employee wages. These were partially offset by increases in wastewater treatment expenses of $1.9 million from recently acquired subsidiaries, customer account expenses of $1.1 million, chemical and carbon filter costs of $0.9 million, and conservation program costs of $0.8 million. Changes in conservation program costs for regulated California operations generally do not affect net income attributable to California Water Service Group, as the Company has been allowed by the California Public Utilities Commission (“CPUC”) to record these costs in balancing accounts for future recovery, creating a corresponding change to revenue.

Maintenance
Maintenance expenses increased $1.6 million, or 5.7%, in 2021, compared to 2020 due to increased costs for repairs of transmission and distribution mains, reservoirs and tanks, and amortization of reservoir coating projects in accordance with CPUC orders.
Depreciation and Amortization
Depreciation and amortization increased $10.2 million, or 10.4%, in 2021 primarily due to utility plant placed in service in 2020.
Income Taxes
For 2021, income taxes decreased $8.6 million, or 75.5%, to $2.8 million as compared to 2020. The decrease was mainly due to a $9.9 million increase in customer refunds of excess deferred federal income taxes in 2021 as compared to 2020, and was partially offset by a reduction in the tax benefit from the flow-through method of accounting for “repairs” deductions on state corporate income tax filings. The Company’s effective combined income tax rate for 2021 was 3.89% as compared to 11.04% for 2020.
Property and Other Taxes
For 2021, property and other taxes increased $2.4 million, or 8.0%, as compared to 2020. The increase was due to an increase in our assessed property values for utility plant placed in service during the year.
Other Income and Expenses
In 2021, net other income increased $15.4 million from net other income of $2.0 million in 2020. The increase was due primarily to a $5.8 million increase in non-regulated revenue and $14.9 million decrease in other components of net periodic benefit costs. These increases were partially offset by a $2.4 million increase in non-regulated expenses, $1.8 million decrease in allowance for funds used during construction, and $0.5 million decrease in the unrealized gain from certain benefit plan investments due to market conditions. Changes in other components of net periodic benefit costs for regulated California operations generally do not affect net income attributable to California Water Service Group, as the CPUC has allowed the Company to record these costs in balancing accounts for future recovery, creating a corresponding change to revenue.
Net Interest Expense
In 2021, net interest expense increased $1.4 million as compared to 2020. The increase was due primarily to an increase in financing to support the capital investment program from the 2018 GRC.
Rates and Regulation
The following is a summary of 2021 rate filings. A description of the "Type of Filing" can be found in the "Item 1 - Rates and Regulation" section above. California decisions and resolutions may be found on the CPUC website at www.cpuc.ca.gov.

Type of Filing	Decision/Resolution	Effective Date	Increase (Decrease) Annual Revenue	CA District/ Subsidiary
GRC and Offset Filings
2021 Expense Offset	AL 2394	Jan 2021	$5.5 million	7 Districts
Cal Water 2021 Escalation Filing	AL 2395	Jan 2021	$8.2 million	13 Districts
2021 Expense Offset	AL 2422	Oct 2021	$1.8 million	1 Districts

The estimated impact of current and prior year rate changes on operating revenues compared to prior years is listed in the following table:

	2021	2020
	Dollars in millions
General Rate Case (GRC)	$0.1	$9.9
Escalation rate increases	8.2	0.5
Expense offset (purchased water/pump taxes)	6.1	4.5
Rate base offsets	5.9	6.0
Total rate increases	$20.3	$20.9
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
California's normal weather pattern yields little precipitation between mid-spring and mid-fall. The Washington Water service areas receive precipitation in all seasons, with the heaviest amounts during the winter. New Mexico Water's rainfall is heaviest in the summer monsoon season. Hawaii Water receives precipitation throughout the year, with the largest amounts in the winter months. Water usage in all service areas is highest during the warm and dry summers and declines in the cool winter months. Rain and snow during the winter months replenish underground water aquifers and fill reservoirs, providing the water supply for subsequent delivery to customers. Management believes that supply pumped from underground aquifers and purchased from wholesale suppliers will be adequate to meet customer demand during 2022 and thereafter. However, water rationing may be required in future periods, if declared by the state or local jurisdictions. Long-term water supply plans are developed for each of our districts to help assure an adequate water supply under various operating and supply conditions. Some districts have unique challenges in meeting water quality standards, but management believes that supplies will meet current standards using current treatment processes.
Liquidity and Capital Resources
Cash flow from Operations
During 2021, we generated cash flow from operations of $231.7 million, compared to $117.9 million during 2020. The increase in 2021 was primarily due to the billing of the IRMA receivable in 2021 for which a receivable was recorded in 2020 and a decrease in the funding for pension and other post-retirement benefits in 2021.
The water business is seasonal. Billed revenue is lower in the cool, wet winter months when less water is used compared to the warm, dry summer months when water use is highest. This seasonality results in the possible need for short-term borrowings under the bank lines of credit in the event cash is not sufficient to cover operating costs during the winter period. The increase in cash flow during the summer allows for a pay down of short-term borrowings. Customer water usage can be lower than normal in years when more than normal precipitation falls in our service areas or temperatures are lower than normal, especially in the summer months. The reduction in water usage reduces cash flow from operations and increases the need for short-term bank borrowings.
Investing Activities
During 2021 and 2020 we used $293.2 million and $298.7 million, respectively, of cash for capital expenditures, both Company-funded and developer-funded. Capital expenditures in 2021 were slightly below the high end of budgeted capital expenditures of $300.0 million. Cash used in investing activities fluctuates each year largely due to the availability of construction resources and our ability to obtain construction permits in a timely manner.
We also paid $6.5 million and $40.5 million for the acquisition of Kapalua Water and BVRT Utility Holding Company, LLC in 2021 and for the acquisitions of Rainier View Water Company and Kalealoa Water Company in 2020, respectively.

Financing Activities
During 2021, we borrowed $200.0 million, and paid down $535.0 million on our unsecured revolving credit facilities to fund capital expenditures and for general corporate purposes. We also received $28.2 million of advances and contributions in aid of construction, which was reduced by refunds to developers of $10.6 million. We issued $280.0 million of First Mortgage Bonds to pay down our unsecured revolving credit facilities, to fund capital expenditures and for general corporate purposes, and we repaid $5.4 million of First Mortgage Bonds that matured in 2021 and other long-term debt obligations. In addition, we issued $197.7 million of Company common stock through our at-the-market equity plan and our employee stock purchase plan.
On March 29, 2019, the Company and Cal Water entered into certain syndicated credit agreements, which provide for unsecured revolving credit facilities of up to an initial aggregate amount of $550.0 million for a term of five years. The revolving credit facilities amend, expand, and replace the Company’s and its subsidiaries’ prior credit facilities originally entered into on May 10, 2015. The new credit facilities extended the terms until March 29, 2024, and increased Cal Water’s unsecured revolving line of credit. The Company and subsidiaries that it designates may borrow up to $150.0 million under the Company’s revolving credit facility. Cal Water may borrow up to $400.0 million under its revolving credit facility. All borrowings must be repaid within 24 months unless a different period is required or authorized by the CPUC. Additionally, the credit facilities may be increased by up to an incremental $150.0 million under the Cal Water facility and $50.0 million under the Company facility, subject in each case to certain conditions. The proceeds from the revolving credit facilities may be used for working capital purposes. Borrowings under the credit facilities typically have maturities varying between one and nine months and will bear interest annually at a rate equal to (i) the base rate or (ii) the Eurodollar rate, plus an applicable margin of 0.650% to 0.875%, depending on the Company and its subsidiaries’ consolidated total capitalization ratio.
The under-collected net WRAM and MCBA receivable balances were $72.8 million and $67.8 million as of December 31, 2021 and 2020, respectively. The increase of $5.0 million from December 31, 2020 to December 31, 2021 was primarily due lower than adopted customer usage. The under-collected net WRAM and MCBA receivable balances were primarily financed by Cal Water with short-term and long-term financing arrangements to meet operational cash requirements. Interest on the under-collected net WRAM and MCBA receivable balances, the interest recoverable from customers, is limited to the current 90-day commercial paper rate, which is significantly lower than Cal Water's short and long-term financing rates.
At the January 2022 meeting, the Board of Directors declared the quarterly dividend, increasing it for the 55th consecutive year. The quarterly dividend was raised from $0.23 to $0.25 per common share. This represents an indicated annual rate of $1.00 per common share. Dividends have been paid for 76 consecutive years. The annual dividends paid per common share in 2021, 2020, and 2019 were $0.92, $0.85, and $0.79, respectively. Earnings not paid as dividends are reinvested in the business for the benefit of stockholders. The dividend payout ratio was 46.9% in 2021, 43.1% in 2020, and 60.3% in 2019 for an average of 48.7% over the 3-year period. Our long-term targeted dividend payout ratio is 60%.
Short-Term Financing
Short-term liquidity is provided by the bank lines of credit described above and by internally generated funds. As of December 31, 2021, there were borrowings of $35.0 million outstanding on our unsecured revolving lines of credit, compared to $370.0 million outstanding on our unsecured revolving lines of credit as of December 31, 2020.
Given our ability to access our lines of credit on a daily basis, cash balances are managed to levels required for daily cash needs and excess cash is invested in short-term or cash equivalent instruments. Minimal operating levels of cash are maintained for Washington Water, New Mexico Water, Hawaii Water, and Texas Water.
The Company and certain designated subsidiaries may borrow up to $150.0 million under its credit facility. Cal Water may borrow up to $400.0 million under its credit facility; however, all borrowings currently need to be repaid within 24 months unless otherwise authorized by the CPUC.
Both credit agreements contain affirmative and negative covenants and events of default customary for credit facilities of this type including, among other things, limitations, and prohibitions relating to additional indebtedness, liens, mergers, and asset sales. In addition, these unsecured credit agreements contain financial covenants governing the Company and its subsidiaries' "consolidated total capitalization ratio" not to exceed 66.7% and "interest coverage ratio" of three or more (each as defined in the respective credit agreements). As of December 31, 2021, our consolidated total capitalization ratio was 49.5% and the interest coverage ratio was greater than five. In summary, as of such date, we met all of the covenant requirements and were eligible to use the full amounts of these credit agreements.

Long-Term Financing
Long-term financing is accomplished using both debt and equity. Cal Water was authorized to issue $700.0 million of debt and common stock to finance capital projects and operations by a CPUC decision dated November 5, 2020. In addition, the decision retained approximately $94.0 million of prior financing authority and determined that refinancing long-term debt did not count against the authorization. The CPUC requires that any loans from Cal Water to the Company be at arm’s length. This restriction did not materially affect the Company's ability to meet its cash obligations in 2021. Management does not expect this restriction to have a material impact on the Company's ability to meet its cash obligations in 2022 and beyond.
On May 11, 2021, Cal Water issued $280.0 million of First Mortgage Bonds (see Note 9) in a private placement. Cal Water used the net proceeds from the sale of the Bonds to refinance existing indebtedness and for general corporate purposes. Long-term financing, which includes First Mortgage Bonds, senior notes, other debt securities, and common stock, has typically been used to replace short-term borrowings and fund capital expenditures. Internally generated funds, after making dividend payments, provide positive cash flow, but have not been at a level to meet the needs of our capital expenditure requirements. Management expects this trend to continue given our capital expenditures plan for the next four years. Some capital expenditures are funded by payments received from developers for contributions in aid of construction or advances for construction. Funds received for contributions in aid of construction are non-refundable, whereas funds classified as advances in construction are refundable. Management believes long-term financing is available to meet our cash flow needs through issuances in both debt and equity instruments.
Additional information regarding the bank borrowings and long-term debt is presented in Notes 8 and 9 in the Notes to Consolidated Financial Statements.
Equity Issuance
On October 31, 2019, the Company entered into an equity distribution agreement to sell shares of its common stock having an aggregate gross sales price of up to $300.0 million from time to time depending on market conditions through an at-the-market equity program. The equity distribution agreement concluded in the fourth quarter of 2021. The Company used the net proceeds from these sales, after deducting commissions on such sales and offering expenses, for general corporate purposes, which may include working capital, construction and acquisition expenditures, investments and repurchases and redemptions of securities. Additional information regarding this program is presented in Note 7 of the Notes to Consolidated Financial Statements.
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
The following tables present summarized financial information of the Issuer subsidiary and the Guarantor. All intercompany balances and transactions between Issuer and Guarantor have been eliminated. The information presented below excludes eliminations necessary to arrive at the information on a consolidated basis. In presenting the summarized financial statements, the equity method of accounting has been applied to the Guarantor interests in the Issuer. The summarized information excludes financial information of the Non-issuers, including earnings from and investments in these entities.

Summarized Statement of Operations
(in thousands)	2021		2020
	Issuer	Guarantor	Issuer	Guarantor
Net sales	$727,149	$—	$745,034	$—
Gross profit	$462,301	$—	$477,915	$—
Income from operations	$605,918	$181	$130,761	$331
Equity in earnings of guarantor		$99,912	$—	$92,244
Net income	$94,313	$100,979	$92,244	$92,760

Summarized Balance Sheet Information
(in thousands)	As of December 31, 2021		As of December 31, 2020
	Issuer	Guarantor	Issuer	Guarantor
Current assets	$251,573	$20,077	$227,030	$20,075
Intercompany receivable from non-guarantor & non-issuer subsidiaries	3,810	31,449	4,905	20,022
Other assets	431,137	991,173	433,837	943,665
Long-term intercompany receivable from non-issuer subsidiaries	—	34,216	—	37,985
Net utility plant	2,625,092	24	2,459,992	117
Total assets	$3,311,612	$1,076,939	$3,125,764	$1,021,864

Current liabilities	$211,915	$35,019	$481,247	$100,124
Intercompany payable to non-issuer subsidiaries	402		6,115
Long-term debt	1,055,538	—	780,790	—
Other liabilities	1,046,647	2,146	1,034,098	1,725
Total Liabilities	$2,314,461	$37,165	$2,296,537	$101,849
Off-Balance Sheet Arrangements
We do not have commitments or obligations, including contingent obligations, arising from arrangements with unconsolidated entities or persons that have, or are reasonably likely to have, a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, cash requirements, or capital resources even when the arrangement results in no obligation being reported in our consolidated balance sheets.
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
The following table summarizes our contractual obligations as of December 31, 2021.

	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
Long-term debt (a)	$1,060,598	$4,917	$1,659	$70,710	$983,312
Interest payments	1,041,033	44,424	88,254	85,117	823,238
Advances for construction	198,086	8,750	17,431	17,093	154,812
Pension and postretirement benefits (b)	323,655	21,827	50,577	59,787	191,464
Finance lease obligations (c)	6,353	1,049	3,659	1,645	—
Operating lease obligations	19,190	2,266	3,861	3,180	9,883
Water supply contracts (d)	668,624	33,858	67,714	67,715	499,337
Total contractual obligations	$3,317,539	$117,091	$233,155	$305,247	$2,662,046
_______________________________________________________________________________
a.Long-term debt payments include annual sinking fund payments on First Mortgage Bonds, maturities of long-term debt, and annual payments on other long-term obligations, exclusive of unamortized debt issuance costs of $5.3 million.
b.Pension and postretirement benefits include $2.1 million of short-term pension obligations.
c.Finance lease obligations represent total cash payments to be made in the future and includes interest expense of $0.9 million.
d.Estimated annual contractual obligations are based on the same payment levels as 2021.
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
Company-funded and developer-funded utility plant expenditures were $293.2 million and $298.7 million in 2021 and 2020, respectively. A majority of capital expenditures was associated with mains and water treatment equipment.
For 2022, the Company's capital program will be dependent in part on the timing and nature of regulatory approvals in connection with Cal Water's 2021 GRC filing. The Company proposed to the CPUC spending $1.0 billion on water infrastructure investments in 2022-2024. Capital expenditures in California are evaluated in the context of the pending GRC and may change as the case moves forward. We expect our annual capital expenditure to increase during the next five years due to increasing needs to replace and maintain infrastructure.
Management expects developer-funded expenditures in 2022. These expenditures will be financed by developers through refundable advances for construction and non-refundable contributions in aid of construction. Developers are required to deposit the cost of a water construction project with us prior to our commencing construction work, or the developers may construct the facilities themselves and deed the completed facilities to us. Funds are generally received in advance of incurring costs for these projects. Advances are normally refunded over a 40-year period without interest. Future payments for advances received are listed under contractual obligations above. Because non-Company-funded construction activity is solely at the discretion of developers, we cannot predict the level of future activity. The cash flow impact is expected to be minor due to the structure of the arrangements.
Capital Structure
Total equity was $1,183.0 million at December 31, 2021, compared to $921.3 million at December 31, 2020. The Company sold 3,286,865 and 1,710,779 shares of its common stock in 2021 and 2020, respectively through its at-the-market equity program.
Total capitalization, including the current portion of long-term debt, was $2,244.0 million at December 31, 2021 and $1,707.6 million at December 31, 2020. Cal Water repaid $5.4 million of other long-term debt obligations in 2021 and $22.1 million for matured First Mortgage Bonds and other long-term debt obligations in 2020. In future periods, the Company intends to issue common stock and long-term debt to finance our operations. The capitalization ratios will vary depending upon the method we choose to finance our operations.
At December 31, capitalization ratios were:

	2021	2020
Equity	52.7%	54.0%
Long-term debt	47.3%	46.0%
The return (from both regulated and non-regulated operations) on average equity was 9.6% in 2021 compared to 11.4% in 2020. Cal Water does not include construction work in progress in its regulated rate base; instead, Cal Water was authorized to record AFUDC on construction work in progress, effective January 1, 2017. Construction work in progress for Cal Water was $200.7 million at December 31, 2021 and $156.6 million at December 31, 2020.

Acquisitions
Refer to "Note 16 - Acquisitions" for 2021 and 2020 acquisition activity.
Real Estate Program
We own real estate. From time to time, certain parcels are deemed no longer used or useful for water utility operations. Most surplus properties have a low cost basis. We developed a program to realize the value of certain surplus properties through sale or lease of those properties. The program will be ongoing for a period of several years. There were no significant sales in 2021 and 2020. As sales are dependent on real estate market conditions, future sales, if any, may or may not be at prior year levels.
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
Over the next 12 months, approximately $5.2 million of the $1,061.0 million of existing long-term debt instruments will mature or require sinking fund payments. Applying a hypothetical 10 percent increase in the rate of interest charged on those borrowings would not have a material effect on our earnings.
Item 8.    Financial Statements and Supplementary Data.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of California Water Service Group
San Jose, California

Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of California Water Service Group and subsidiaries (the "Company") as of December 31, 2021 and 2020, the related consolidated statements of income, common stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
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
Impact of Rate Regulation on the Financial Statements — Refer to Note 2 to the financial statements
Critical Audit Matter Description
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

/s/ DELOITTE & TOUCHE LLP )
San Francisco, California
February 24, 2022

We have served as the Company's auditor since 2008.

CALIFORNIA WATER SERVICE GROUP
Consolidated Balance Sheets

	December 31,
	2021	2020
	(In thousands, except per share data)
ASSETS
Utility plant:
Land	$45,047	$45,672
Depreciable plant and equipment	3,899,629	3,645,770
Construction work in progress	222,713	171,414
Intangible assets	29,955	27,567
Total utility plant	4,197,344	3,890,423
Less accumulated depreciation and amortization	(1,350,482)	(1,239,865)
Net utility plant	2,846,862	2,650,558
Current assets:
Cash and cash equivalents	78,380	44,555
Receivables:
Customers, net	60,785	44,025
Regulatory balancing accounts	78,597	96,241
Other, net	18,452	20,331
Unbilled revenue, net	32,760	34,069
Materials and supplies at weighted average cost	9,511	8,831
Taxes, prepaid expenses, and other assets	21,973	17,964
Total current assets	300,458	266,016
Other assets:
Regulatory assets	285,692	325,376
Goodwill	36,814	31,842
Other	153,445	120,456
Total other assets	475,951	477,674
TOTAL ASSETS	$3,623,271	$3,394,248
CAPITALIZATION AND LIABILITIES
Capitalization:
Common stock, $0.01 par value; 68,000 shares authorized, 53,716 and 50,334 outstanding in 2021 and 2020, respectively	$537	$503
Additional paid-in capital	651,121	448,632
Retained earnings	525,936	472,209
Noncontrolling interests	5,386	—
Total equity	1,182,980	921,344
Long-term debt, net	1,055,794	781,100
Total capitalization	2,238,774	1,702,444
Current liabilities:
Current maturities of long-term debt, net	5,192	5,127
Short-term borrowings	35,000	370,000
Accounts payable	144,369	131,725
Regulatory balancing accounts	17,547	34,636
Accrued other taxes	5,379	4,477
Accrued interest	6,542	6,178
Other accrued liabilities	42,547	36,563
Total current liabilities	256,576	588,706
Deferred income taxes	298,945	276,032
Regulatory liabilities	180,428	180,718
Pension	92,287	115,581
Advances for construction	198,086	195,625
Contributions in aid of construction	285,665	268,050
Other long-term liabilities	72,510	67,092
Commitments and contingencies (Note 15)
TOTAL CAPITALIZATION AND LIABILITIES	$3,623,271	$3,394,248
See accompanying Notes to Consolidated Financial Statements.

CALIFORNIA WATER SERVICE GROUP
Consolidated Statements of Income

	For the Years Ended December 31,
	2021	2020	2019
	(In thousands, except per share data)

Operating revenue	$790,909	$794,307	$714,557
Operating expenses:
Operations:
Purchased water	225,020	230,076	212,461
Purchased power	37,112	34,006	31,362
Pump taxes	15,342	12,647	11,518
Administrative and general	126,686	117,058	108,617
Other operations	86,392	95,859	90,061
Maintenance	29,592	28,026	26,834
Depreciation and amortization	108,715	98,505	89,220
Income taxes	2,805	11,435	16,280
Property and other taxes	32,475	30,029	28,792
Total operating expenses	664,139	657,641	615,145
Net operating income	126,770	136,666	99,412
Other income and expenses:
Non-regulated revenue	22,761	16,922	19,205
Non-regulated expenses	(17,234)	(14,300)	(13,869)
Other components of net periodic benefit credit (cost)	9,903	(4,988)	(5,733)
Allowance for equity funds used during construction	3,186	4,976	6,685
Gain on sale of non-utility property	94	—	28
Income tax expense on other income and expenses	(1,287)	(583)	(1,391)
Net other income	17,423	2,027	4,925
Interest expense:
Interest expense	44,980	45,047	44,891
Allowance for borrowed funds used during construction	(1,766)	(3,185)	(3,670)
Net interest expense	43,214	41,862	41,221
Net income	100,979	96,831	63,116
Net loss attributable to noncontrolling interests	(146)	—	—
Net income attributable to California Water Service Group	$101,125	$96,831	$63,116
Earnings per share:
Basic	$1.96	$1.97	$1.31
Diluted	$1.96	$1.97	$1.31
Weighted average number of common shares outstanding:
Basic	51,633	49,274	48,168
Diluted	51,633	49,274	48,168
See accompanying Notes to Consolidated Financial Statements.

CALIFORNIA WATER SERVICE GROUP
Consolidated Statements of Common Stockholders' Equity
For the Years Ended December 31, 2021, 2020 and 2019

	Common Stock		Additional Paid-in Capital	Retained Earnings	Noncontrolling Interests	Total Stockholders' Equity
	Shares	Amount
	(In thousands)
Balance at December 31, 2018	48,065	$481	$337,623	$392,053	$—	$730,157
Net income				63,116		63,116
Issuance of common stock	515	5	27,148			27,153
Repurchase of common stock	(48)	(1)	(2,496)			(2,497)
Dividends paid on common stock ($0.7900 per share)				(38,023)		(38,023)
Balance at December 31, 2019	48,532	485	362,275	417,146	—	779,906
Net income				96,831		96,831
Issuance of common stock	1,836	18	88,036			88,054
Repurchase of common stock	(34)	—	(1,679)			(1,679)
Dividends paid on common stock ($0.8500 per share)				(41,768)		(41,768)
Balance at December 31, 2020	50,334	503	448,632	472,209	—	921,344
Net income				101,125	(146)	100,979
Issuance of common stock	3,415	34	204,494			204,528
Repurchase of common stock	(33)		(1,767)			(1,767)
Dividends paid on common stock ($0.9200 per share)				(47,398)		(47,398)
Acquisition of business with noncontrolling interest					5,294	5,294
Investment in business with noncontrolling interest			(238)		238	—
Balance at December 31, 2021	53,716	$537	$651,121	$525,936	$5,386	$1,182,980
See accompanying Notes to Consolidated Financial Statements.

CALIFORNIA WATER SERVICE GROUP
Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2021	2020	2019
	(In thousands)
Operating activities:
Net income	$100,979	$96,831	$63,116
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	111,581	100,935	91,288
Amortization of debt premium and expenses	366	412	744
Changes in normalized deferred income taxes	25,200	34,440	15,346
Change in value of life insurance contracts	(3,800)	(4,293)	(5,104)
Allowance for equity funds used during construction	(3,186)	(4,976)	(6,685)
Stock-based compensation	6,805	4,590	6,731
Gain on sale of non-utility properties	(94)	—	(28)
Write-off of capital costs	524	—	698
Changes in operating assets and liabilities:
Receivables	(12,833)	(18,343)	(4,580)
Unbilled revenue	1,309	1,148	(1,452)
Taxes, prepaid expenses, and other assets	(2,745)	(3,647)	(3,545)
Accounts payable	(2,938)	373	10,719
Other current liabilities	1,141	(6,097)	1,282
Other changes in noncurrent assets and liabilities	9,409	(83,449)	264
Net cash provided by operating activities	231,718	117,924	168,794
Investing activities:
Utility plant expenditures	(293,194)	(298,651)	(273,770)
Proceeds from sale of non-utility properties	108	—	28
Business Acquisition, net of cash acquired	(6,451)	(40,483)	—
Payment for investments	—	(4,600)	—
Return of investment	1,000	—	—
Purchase of life insurance	(2,335)	(2,335)	(2,216)
Net cash used in investing activities	(300,872)	(346,069)	(275,958)
Financing activities:
Short-term borrowings	200,000	335,000	260,000
Repayment of short-term borrowings	(535,000)	(140,100)	(150,000)
Issuance of long-term debt, net of debt issuance costs of $1,064 for 2021, $0 for 2020, and $1,796 for 2019.	278,936	—	398,204
Advances and contributions in aid of construction	28,171	27,292	27,774
Refunds of advances for construction	(10,634)	(10,203)	(7,566)
Retirement of long-term debt	(5,353)	(22,141)	(405,568)
Repurchase of common stock	(1,767)	(1,679)	(2,497)
Issuance of common stock	197,723	83,575	20,423
Dividends paid	(47,398)	(41,768)	(38,023)
Net cash provided by financing activities	104,678	229,976	102,747
Change in cash, cash equivalents, and restricted cash	35,524	1,831	(4,417)
Cash, cash equivalents, and restricted cash at beginning of year	45,129	43,298	47,715
Cash, cash equivalents, and restricted cash at end of year	$80,653	$45,129	$43,298
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest (net of amounts capitalized)	$41,621	$40,792	$40,980
Income taxes	3,661	4,700	—
Supplemental disclosure of investing and financing non-cash activities:
Accrued payables for investments in utility plant	57,768	54,987	40,794
Utility plant contributed by developers	19,531	28,672	16,288
Litigation proceeds for TCP contamination reclassified from liability to depreciable plant and equipment	9,302	445	13,968
See accompanying Notes to Consolidated Financial Statements.

CALIFORNIA WATER SERVICE GROUP
Notes to Consolidated Financial Statements
December 31, 2021, 2020, and 2019
Dollar amounts in thousands unless otherwise stated
1 ORGANIZATION AND OPERATIONS
California Water Service Group (Company) is a holding company that provides water utility and other related services in California, Washington, New Mexico, Hawaii and Texas through its wholly-owned and non-wholly owned subsidiaries. California Water Service Company (Cal Water), Washington Water Service Company (Washington Water), New Mexico Water Service Company (New Mexico Water), and Hawaii Water Service Company, Inc. (Hawaii Water) provide regulated utility services under the rules and regulations of their respective state's regulatory commissions (jointly referred to as the Commissions). CWS Utility Services and HWS Utility Services LLC provide non-regulated water utility and utility-related services. TWSC, Inc. (Texas Water) holds regulated and contracted wastewater utilities.
The Company operates in one reportable segment, providing water and related utility services.
Basis of Presentation
The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) and include the Company's accounts and those of its wholly and non-wholly owned subsidiaries. The non-wholly owned subsidiary was consolidated using the voting interest model as the Company owns a majority of the voting interests in the non-wholly owned subsidiary. All intercompany transactions and balances have been eliminated from the consolidated financial statements. In the opinion of management, the consolidated financial statements reflect all adjustments that are necessary to provide a fair presentation of the results for the periods covered.
The preparation of the Company's consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the consolidated balance sheet dates and the reported amounts of revenues and expenses for the periods presented. These include, but are not limited to, estimates and assumptions used in determining the Company's regulatory asset and liability balances based upon probability assessments of regulatory recovery, utility plant useful lives, revenues earned but not yet billed, asset retirement obligations, allowance for credit losses, pension and other employee benefit plan liabilities, and income tax-related assets and liabilities. Actual results could differ from these estimates.
Noncontrolling Interests
Noncontrolling interests in the Company’s consolidated financial statements represents the 24.8% interest not owned by Texas Water in a consolidated subsidiary. Texas Water obtained control over the subsidiary on May 1, 2021. Since the Company controls this subsidiary, its financial statements are consolidated with those of the Company, and the noncontrolling owner’s 24.8% share of the subsidiary’s net assets and results of operations is deducted and reported as noncontrolling interests on the consolidated balance sheet and as net loss attributable to noncontrolling interests in the consolidated statement of operations. The Company reports noncontrolling interests in consolidated entities as a component of equity separate from the Company’s equity. The Company’s net income attributable to California Water Service Group excludes a net loss attributable to the noncontrolling interests.

CALIFORNIA WATER SERVICE GROUP
Notes to Consolidated Financial Statements (Continued)
December 31, 2021, 2020, and 2019
Dollar amounts in thousands unless otherwise stated
2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Operating Revenue
The following table disaggregates the Company’s operating revenue by source for the years ended December 31, 2021, 2020 and 2019:

	2021	2020	2019
Revenue from contracts with customers	$765,704	$697,577	$664,358
Regulatory balancing account revenue	25,205	96,730	50,199
Total operating revenue	$790,909	$794,307	$714,557
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
In the following table, revenue from contracts with customers is disaggregated by class of customers for the years ended December 31, 2021, 2020 and 2019:

	2021	2020	2019
Residential	$528,843	$486,065	$446,323
Business	144,565	125,819	129,223
Industrial	26,569	29,088	31,857
Public authorities	40,501	35,776	33,862
Other*	25,226	20,829	23,093
Total revenue from contracts with customers	$765,704	$697,577	$664,358
_______________________________________________________________________________
*    Other includes accrued unbilled revenue

CALIFORNIA WATER SERVICE GROUP
Notes to Consolidated Financial Statements (Continued)
December 31, 2021, 2020, and 2019
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
The CPUC issued a decision effective August 27, 2020 requiring that Class A companies submitting GRC filings after the effective date to be (i) precluded from proposing the use of a full decoupling WRAM and (ii) allowed the use of Monterey-Style Water Revenue Adjustment Mechanisms (MWRAM) and Incremental Cost Balancing Accounts (ICBA). The MWRAM tracks the difference between the revenue received for actual metered sales through the tiered volumetric rate and the revenue that would have been received with the same actual metered sales if a uniform rate would have been in effect. The ICBA tracks differences in the authorized prices of water production costs and actual prices of water production costs. Cal Water has complied with this decision in its recent 2021 GRC filing.
Non-Regulated Revenue
The following tables disaggregate the Company’s non-regulated revenue by source for the years ended December 31, 2021, 2020, and 2019:

	2021	2020	2019
Operating and maintenance revenue	$16,276	$11,481	$12,655
Other non-regulated revenue	3,741	3,043	4,271
Non-regulated revenue from contracts with customers	20,017	14,524	16,926
Lease revenue	2,744	2,398	2,279
Total non-regulated revenue	$22,761	$16,922	$19,205
Operating and maintenance services are provided for non-regulated water and wastewater systems owned by private companies and municipalities. The Company negotiates formal agreements with the customers under which they provide operating, maintenance and customer billing services related to the customers’ water system. The formal agreements outline the fee schedule for the services provided. The agreements typically call for a fee-per-service or a flat-rate amount per month. The Company satisfies its performance obligation of providing operating and maintenance services over time as services are rendered; as a result, the Company employs the invoice practical expedient and recognizes revenue in the amount that it has the

CALIFORNIA WATER SERVICE GROUP
Notes to Consolidated Financial Statements (Continued)
December 31, 2021, 2020, and 2019
Dollar amounts in thousands unless otherwise stated
2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
right to invoice. Contract terms are generally short-term and, as a result, no separate financing component is recognized for its collections from customers, which generally require payment within 30 days of billing.
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
Maturities of lease payments to be received are as follows:

Year Ending December 31,	Operating Leases
2022	$2,274
2023	1,807
2024	1,532
2025	1,080
2026	631
Thereafter	88
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
In 2021, the Company reviewed its allowance for credit losses utilizing a quantitative assessment, which included trend analysis of customer billing and collection, aging by customer class, and unemployment rates since the outbreak of COVID-19 in the first quarter of 2020. The Company also utilized a qualitative assessment, which considered the future collectability on customer outstanding balances, management's estimate of the cash recovery, and a general assessment of the economic conditions of the locations the Company serves due to the outbreak of COVID-19. The Company is complying with the CPUC requirements to suspend customer disconnections for non-payment and ceased agency collection activities, and anticipates this situation will continue until further notice. The Company has also contemplated funds that the Company expected to receive from the California Water and Water Arrearages Payment Program (Program) (see note 17 for more details). The Program was created by the California Legislature, is administered by the State Water Resources Control Board and will provide relief to

CALIFORNIA WATER SERVICE GROUP
Notes to Consolidated Financial Statements (Continued)
December 31, 2021, 2020, and 2019
Dollar amounts in thousands unless otherwise stated
2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
community water and wastewater systems for unpaid bills – arrearages – related to the COVID-19 pandemic. Based on the above assessments, the Company adjusted its allowance for credit losses accordingly.
The following table presents the activity in the allowance for credit losses for the periods ended December 31, 2021, 2020, and 2019.

	2021	2020	2019
Beginning Balance	$5,246	$771	757
Provision for credit loss expense	1,088	5,716	$1,664
Write-offs	(3,113)	(1,730)	$(2,156)
Recoveries	522	489	$506
Total ending allowance balance	$3,743	$5,246	$771
Other Receivables
As of December 31, 2021 and 2020, other receivables were:

	2021	2020
Accounts receivables from developers	$6,909	$9,077
Income tax receivables	5,579	5,561
Other	5,964	5,693
Total other receivables	$18,452	$20,331
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
The following table represents depreciable plant and equipment as of December 31:

	2021	2020
Equipment	$833,313	$785,578
Office buildings and other structures	319,528	305,791
Transmission and distribution plant	2,746,788	2,554,401
Total	$3,899,629	$3,645,770
Depreciation of utility plant is computed on a straight-line basis over the assets' estimated useful lives including cost of removal of certain assets as follows:

Useful Lives
Equipment	5 to 50 years
Transmission and distribution plant	40 to 65 years
Office Buildings and other structures	50 years
The provision for depreciation expressed as a percentage of the aggregate depreciable asset balances was 2.96% in 2021, 2.94% in 2020, and 2.96% in 2019.

CALIFORNIA WATER SERVICE GROUP
Notes to Consolidated Financial Statements (Continued)
December 31, 2021, 2020, and 2019
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
The amount of AFUDC related to equity funds and to borrowed funds for 2021, 2020, and 2019 are shown in the table below:

	2021	2020	2019
Allowance for equity funds used during construction	$3,186	$4,976	$6,685
Allowance for borrowed funds used during construction	1,766	3,185	3,670
Total	$4,952	$8,161	$10,355
Asset Retirement Obligation
The Company has a legal obligation to retire wells in accordance with State Water Resources Control Board regulations. In addition, upon decommission of a wastewater plant or lift station certain wastewater infrastructure would need to be retired in accordance with State Water Resources Control Board regulations. An asset retirement cost and corresponding retirement obligation is recorded when a well or waste water infrastructure is placed into service. As of December 31, 2021 and 2020, the retirement obligation is estimated to be $29.5 million and $27.8 million, respectively. The retirement obligation is recorded as part of "Other long-term liabilities" within the Consolidated Balance Sheet. The change only impacted the consolidated balance sheets as the Company recognizes a regulatory asset or liability for the timing differences between the recognition of expenses and costs recovered through the ratemaking process.
The following is a reconciliation of the beginning and ending aggregate carrying amount of asset retirement obligations, which are included in “Other long-term liabilities” on the consolidated balance sheets as of December 31, 2021 and 2020:

	2021	2020
Obligation at beginning of the year	$27,849	$25,646
Additional liabilities incurred	119	640
Liabilities settled	(201)	(12)
Accretion	1,692	1,575
Obligation at the end of the year	$29,459	$27,849
Cash, Cash Equivalents, and Restricted Cash
Cash and cash equivalents include highly liquid investments with remaining maturities of three months or less at the time of acquisition. In 2021 and 2020, restricted cash includes $0.5 million and $0.6 million, respectively, of proceeds collected through a surcharge on certain customers' bills plus interest earned on the proceeds and is used to service California Safe Drinking Water Bond obligations.
The following table provides a reconciliation of cash, cash equivalents, and restricted cash within the Consolidated Balance Sheets that total to the amounts shown on the Consolidated Statements of Cash Flows as of December 31:

	2021	2020
Cash and cash equivalents	$78,380	$44,555
Restricted cash (included in "taxes, prepaid expenses, and other assets")	2,273	574
Total cash, cash equivalents, and restricted cash shown in the statements of cash flows	$80,653	$45,129

CALIFORNIA WATER SERVICE GROUP
Notes to Consolidated Financial Statements (Continued)
December 31, 2021, 2020, and 2019
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
Goodwill is measured as the excess of the cost of an acquisition over the sum of the amounts assigned to identifiable assets acquired less liabilities assumed. Goodwill is not amortized but instead is reviewed annually in the fourth quarter for impairment or more frequently if impairment indicators arise. The impairment test is performed at the reporting unit level using fair-value based approach in which the fair value of the reporting unit is compared to the reporting unit's carrying value. If the fair value of the reporting unit is less than its carrying amount, then an impairment loss is recognized equal to the difference.
Long-Term Debt Premium, Discount and Expense
The premiums, discounts, and issuance expenses on long-term debt are amortized over the original lives of the related debt on a straight-line basis which approximates the effective interest method. Premiums paid on the early redemption of certain debt and the unamortized original issuance discount and expense are amortized over the life of new debt issued in conjunction with the early redemption. Amortization expense included in interest expense for 2021, 2020, and 2019 was $0.4 million, $0.4 million, and $0.7 million, respectively.

CALIFORNIA WATER SERVICE GROUP
Notes to Consolidated Financial Statements (Continued)
December 31, 2021, 2020, and 2019
Dollar amounts in thousands unless otherwise stated
2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Advances for Construction
Advances for construction consist of payments received from developers for installation of water production and distribution facilities to serve new developments. Advances are excluded from rate base for rate setting purposes. Annual refunds are made to developers without interest. Advances of $198.1 million and $195.6 million, at December 31, 2021 and 2020 respectively, will be refunded primarily over a 40-year period in equal annual amounts.
Estimated refunds of advances are shown in the table below.

Year Ending December 31,	Refunds of Advances
2022	$8,750
2023	8,732
2024	8,699
2025	8,586
2026	8,507
Thereafter	154,812
Total refunds	$198,086
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
With the enactment of the TCJA, Contributions in Aid of Construction (CIAC) received from developers after December 22, 2017 became fully taxable for federal income tax purposes. On November 15, 2021, the Infrastructure Investment and Jobs Act was signed into law, which reverses the TCJA treatment of CIAC. Effective January 1, 2021, only the service portion of CIAC is taxable for federal income tax purpose.
The accounting standards for accounting for uncertainty in income taxes allows the inclusion of interest and penalties related to uncertain tax positions as a component of income taxes (see Note 11 - Income Taxes).
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
December 31, 2021, 2020, and 2019
Dollar amounts in thousands unless otherwise stated
2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Earnings per Share
The computations of basic and diluted earnings per share are noted below. Basic earnings per share are computed by dividing net income attributable to California Water Service Group by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts were exercised or converted into common stock. Restricted Stock Awards (RSAs) are included in the common shares outstanding because the shares have all the same voting and dividend rights as issued and unrestricted common stock. Restricted Stock Unit Awards (RSUs) are not included in diluted shares for financial reporting until authorized by the Organization & Compensation Committee of the Board of Directors.

	2021	2020	2019
	(In thousands, except per share data)
Net income	$100,979	$96,831	$63,116
Net loss attributable to noncontrolling interests	(146)	—	—
Net income attributable to California Water Service Group	$101,125	$96,831	$63,116
Weighted average common shares, basic	51,633	49,274	48,168
Weighted average common shares, dilutive	51,633	49,274	48,168
Earnings per share—basic	$1.96	$1.97	$1.31
Earnings per share—diluted	$1.96	$1.97	$1.31
Stock-based Compensation
Stock-based compensation cost is measured at the grant date based on the fair value of the award. The Company recognizes compensation expense on a straight-line basis over the requisite service period, which is the vesting period.
Comprehensive Income or Loss
Comprehensive income for all periods presented was the same as net income attributable to California Water Service Group.
Accumulated Other Comprehensive Income
The Company did not have any accumulated other comprehensive income or loss transactions as of December 31, 2021 and 2020.
Adoption of New Accounting Standards in 2021
In December 2019, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2019-12, Simplifying the Accounting for Income Taxes (Topic 740). ASU 2019-12 simplifies the accounting for income taxes by removing certain exceptions for performing intraperiod tax allocations, recognizing deferred taxes for investments, and calculating income taxes in interim periods. The guidance also simplifies the accounting for franchise taxes, transactions that result in a step-up in the tax basis of goodwill, and the effect of enacted changes in tax laws or rates in interim periods. The Company adopted ASU 2019-12 in the first quarter of 2021 and the adoption did not have a material impact to the Company’s Consolidated Financial Statements.
Accounting Standards Issued But Not Yet Adopted
In October of 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. In a business combination, an acquirer generally recognizes assets acquired and liabilities assumed, including contract assets and contract liabilities, at their respective fair value on the acquisition date. ASU 2021-08 requires that in a business combination, an acquirer should recognize and measure contract assets acquired and contract liabilities assumed in a business combination in accordance with Topic 606, Revenue from Contracts with Customers. The guidance provides certain practical expedients for acquirers when recognizing and measuring acquired contract assets and contract liabilities from revenue contracts with customers in a business combination. The guidance is effective for

CALIFORNIA WATER SERVICE GROUP
Notes to Consolidated Financial Statements (Continued)
December 31, 2021, 2020, and 2019
Dollar amounts in thousands unless otherwise stated
2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
annual reporting periods beginning after December 15, 2022, including interim periods within those fiscal years. ASU 2021-08 should be applied prospectively for acquisitions occurring on or after the effective date of the amendments, and early adoption is permitted. The Company is evaluating the requirements of the guidance to determine the impact on the Company's financial statements and footnote disclosures upon adoption.
3 OTHER INCOME AND EXPENSES
The Company conducts various non-regulated activities as reflected in the table below:

	2021		2020		2019
	Revenue	Expense	Revenue	Expense	Revenue	Expense
Operating and maintenance	$16,276	$16,344	$11,481	$13,551	$12,655	$13,791
Leases	2,744	230	2,398	48	2,279	35
Design and construction	619	611	802	704	1,745	1,612
Meter reading and billing	495	79	458	109	412	163
Interest income	171	—	52	—	92	—
Change in value of life insurance contracts gain	—	(3,800)	—	(4,293)	—	(5,104)
Other non-regulated income and expenses	2,456	3,770	1,731	4,181	2,022	3,372
Total	$22,761	$17,234	$16,922	$14,300	$19,205	$13,869
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

CALIFORNIA WATER SERVICE GROUP
Notes to Consolidated Financial Statements (Continued)
December 31, 2021, 2020 and 2019
Dollar amounts in thousands unless otherwise stated

4 REGULATORY ASSETS AND LIABILITIES
Regulatory assets and liabilities were comprised of the following as of December 31:

	Recovery Period	2021	2020
Regulatory Assets
Pension and retiree group health	Indefinitely	$17,607	$59,588
Property-related temporary differences (tax benefits flowed through to customers)	Indefinitely	130,565	120,365
Other accrued benefits	Indefinitely	23,280	21,692
Net WRAM and MCBA long-term accounts receivable	1-2 years	29,789	33,136
Asset retirement obligations, net	Indefinitely	22,935	21,110
IRMA long-term accounts receivable	1-2 years	9,032	14,705
Tank coating	10 years	13,680	14,018
Recoverable property losses	8 years	3,843	4,531
PCBA	1 year	21,500	19,647
Other components of net periodic benefit cost	Indefinitely	3,342	6,736
General district balancing account receivable	1 year	568	1,830
Customer assistance program (CAP) and Rate support fund (RSF) accounts receivable	1 year	5,991	5,310
Other regulatory assets	Various	3,560	2,708
Total Regulatory Assets		$285,692	$325,376
Regulatory Liabilities
Future tax benefits due to customers		$135,027	$151,011
Retiree group health		27,294	18,472
HCBA		9,687	5,320
Conservation program		7,206	3,837
Net WRAM and MCBA long-term payable		143	479
Other regulatory liabilities		1,071	1,599
Total Regulatory Liabilities		$180,428	$180,718
The Company's pension and retiree group health regulatory asset represents the unfunded obligation of the Company’s pension and postretirement benefit plans which the Company expects to recover from customers in the future for these plans. The retiree group health regulatory liability represents the over funded obligation of the Company’s postretirement benefit plans which the Company expects to refund to customers in the future. These plans are discussed in further detail in Note 12.
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
December 31, 2021, 2020, and 2019
Dollar amounts in thousands unless otherwise stated
4 REGULATORY ASSETS AND LIABILITIES (Continued)

Other accrued benefits are accrued benefits for vacation, self-insured workers' compensation, and directors' retirement benefits. The net WRAM and MCBA long-term accounts receivable is the under-collected portion of recorded revenues that are not expected to be collected from customers within 12 months. The IRMA long-term accounts receivables is the additional amount the Company would have billed customers in 2020 and 2021 had the 2018 GRC been approved on time.
The asset retirement obligation regulatory asset represents the difference between costs associated with asset retirement obligations and amounts collected in rates. Tank coating represents the maintenance costs for tank coating projects that are recoverable from customers.
The CAP (formerly known as Low-income Rate Assistance) and RSF are two programs offered by Cal Water that assist qualifying customers with their monthly water bill. The programs are funded by the customers who do not qualify for the assistance. The CAP and RSF regulatory assets represent the amounts due from customers to fund the CAP and RSF credits that were provided to assist qualifying customers.
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
Short-term regulatory assets and liabilities are excluded from the above table. The short-term regulatory assets as of December 31, 2021 and 2020 were $78.6 million and $96.2 million, respectively. The short-term regulatory assets, as of December 31, 2021, and 2020 primarily consisted of net WRAM and MCBA, IRMA, and PCBA receivables.
The short-term portion of regulatory liabilities as of December 31, 2021 and 2020 were $17.5 million and $34.6 million, respectively. The short-term regulatory liabilities as of December 31, 2021, primarily consist of TCJA and HCBA liabilities. The short-term regulatory liabilities as of December 31, 2020, primarily consist of TCJA liabilities, HCBA liabilities, and TCP settlement proceeds.
5 INTANGIBLE ASSETS AND GOODWILL
Intangible assets
As of December 31, 2021 and 2020, intangible assets that will continue to be amortized and those not amortized were:

	Weighted Average Amortization Period (years)	2021			2020
		Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Amortized intangible assets:
Water pumping rights	usage	$1,084	$127	$957	$1,084	$122	$962
Water planning studies	12	22,153	15,230	6,923	20,686	14,119	6,567
Leasehold improvements and other	21	2,851	1,477	1,374	1,930	1,206	724
Total		$26,088	$16,834	$9,254	$23,700	$15,447	$8,253
Unamortized intangible assets:
Perpetual water rights and other		$3,867	$—	$3,867	$3,867	$—	$3,867
Water pumping rights usage is the amount of water pumped from aquifers to be treated and distributed to customers.

CALIFORNIA WATER SERVICE GROUP
Notes to Consolidated Financial Statements (Continued)
December 31, 2021, 2020, and 2019
Dollar amounts in thousands unless otherwise stated
5 INTANGIBLE ASSETS (Continued)
For the year ended December 31, 2021, 2020, and 2019 amortization of intangible assets was $1.4 million, $1.1 million, and $1.5 million, respectively.
Estimated future amortization expense related to intangible assets are shown in the table below:

Year Ending December 31,	Estimated Future Amortization Expense Related to Intangible Assets
2022	$1,422
2023	1,242
2024	1,074
2025	946
2026	627
Thereafter	3,943
Total	$9,254
Goodwill
Changes in the carrying amount of goodwill for the years ended December 31, 2021 and 2020 were as follows:

	2021	2020
Beginning balance	$31,842	$2,959
Acquisitions	5,424	29,227
Acquisition adjustment	(452)	(344)
Total ending goodwill balance	$36,814	$31,842
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
7 COMMON STOCKHOLDERS' EQUITY
As of December 31, 2021 and 2020, 53,715,569 and 50,333,655 shares, respectively, of common stock were issued and outstanding.
Effective January 1, 2019, the Company implemented an Employee Stock Purchase Plan (ESPP). Under the ESPP, qualified employees are permitted to purchase the Company’s common stock at 90% of the market value of the common stock on the specified stock purchase date. The ESPP is deemed compensatory and compensation costs will be accounted for under ASC 718, Stock Compensation. Employees’ payroll deductions for common stock purchases may not exceed 10% of their salaries. Employees may purchase up to 2,000 shares per period provided that the value of the shares purchased in any calendar year may not exceed $25,000, as calculated pursuant to the ESPP. The Company recorded expense of $0.2 million for 2021, 2020, and 2019. The Company issued 37,460, 43,332 and 35,281 shares of common stock related to the ESPP in 2021, 2020 and 2019, respectively.

CALIFORNIA WATER SERVICE GROUP
Notes to Consolidated Financial Statements (Continued)
December 31, 2021, 2020 and 2019
Dollar amounts in thousands unless otherwise stated
7 COMMON STOCKHOLDERS' EQUITY (Continued)
On October 31, 2019, the Company entered into an equity distribution agreement to sell shares of its common stock having an aggregate gross sales price of up to $300.0 million from time to time depending on market conditions through an at-the-market equity program. The equity distribution agreement concluded in the fourth quarter of 2021. The Company used the net proceeds from these sales, after deducting commissions on such sales and offering expenses, for general corporate purposes, which may include working capital, construction and acquisition expenditures, investments and repurchases, and redemptions of securities. In 2021, the Company sold 3,286,865 shares of common stock through the at-the-market equity program and raised proceeds of $195.9 million net of $2.0 million in commissions paid under the equity distribution agreement. In 2020, the Company sold 1,710,779 shares of common stock through the at-the-market equity program and raised proceeds of $81.8 million net of $0.8 million in commissions paid under the equity distribution agreement. The Company also incurred $0.2 million and $0.1 million of equity issuance costs in 2021 and 2020, respectively.
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
8 SHORT-TERM BORROWINGS
On March 29, 2019, the Company and Cal Water entered into certain syndicated credit agreements, which provide for unsecured revolving credit facilities of up to an initial aggregate amount of $550.0 million for a term of five years. The revolving credit facilities amend, expand, and replace the Company’s and its subsidiaries’ prior credit facilities originally entered into on May 10, 2015. The new credit facilities extended the terms until March 29, 2024, and increased Cal Water’s unsecured revolving line of credit. The Company and subsidiaries that it designates may borrow up to $150.0 million under the Company’s revolving credit facility. Cal Water may borrow up to $400.0 million under its revolving credit facility. All borrowings must be repaid within 24 months unless a different period is required or authorized by the CPUC. Additionally, the credit facilities may be increased by up to an incremental $150.0 million under the Cal Water facility and $50.0 million under the Company facility, subject in each case to certain conditions. The proceeds from the revolving credit facilities may be used for working capital purposes. Borrowings under the credit facilities typically have maturities varying between one month and six months and will bear interest annually at a rate equal to (i) the base rate or (ii) the Eurodollar rate, plus an applicable margin of 0.650% to 0.875%, depending on the Company and its subsidiaries’ consolidated total capitalization ratio.
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
As of December 31, 2021 and 2020, the outstanding borrowings on the Company lines of credit were $35.0 million and $100.0 million, respectively. There were no outstanding borrowings on the Cal Water lines of credit as of December 31, 2021 and $270.0 million in borrowings as of December 31, 2020. The average borrowing rate for borrowings on the Company and Cal Water lines of credit during 2021 was 0.98% compared to 1.54% for the same period last year.

CALIFORNIA WATER SERVICE GROUP
Notes to Consolidated Financial Statements (Continued)
December 31, 2021 and 2020
Dollar amounts in thousands unless otherwise stated

9 LONG-TERM DEBT
As of December 31, 2021 and 2020, long-term debt outstanding was:

	Series	Interest Rate	Maturity Date	2021	2020
First Mortgage Bonds	ZZZ	2.870%	2051	$130,000	$—
	1	3.020%	2061	150,000	—
	YYY	4.170%	2059	200,000	200,000
	WWW	4.070%	2049	100,000	100,000
	VVV	3.400%	2029	100,000	100,000
	TTT	4.610%	2056	10,000	10,000
	SSS	4.410%	2046	40,000	40,000
	QQQ	3.330%	2025	50,000	50,000
	RRR	4.310%	2045	50,000	50,000
	PPP	5.500%	2040	100,000	100,000
	AAA	7.280%	2025	20,000	20,000
	BBB	6.770%	2028	20,000	20,000
	CCC	8.150%	2030	20,000	20,000
	DDD	7.130%	2031	20,000	20,000
	EEE	7.110%	2032	20,000	20,000
	GGG	5.290%	2022	1,818	3,636
	HHH	5.290%	2022	1,818	3,636
	III	5.540%	2023	1,818	2,728
	OOO	6.020%	2031	20,000	20,000
Total First Mortgage Bonds				1,055,454	780,000
California Department of Water Resources Loans		3.0%	2027 - 2039	4,832	5,148
Other long-term debt				6,039	5,569
Unamortized debt issuance costs				(5,339)	(4,490)
Total long-term debt, net of unamortized debt issuance costs				1,060,986	786,227
Less current maturities of long-term debt, net				5,192	5,127
Long-term debt, net				$1,055,794	$781,100

CALIFORNIA WATER SERVICE GROUP
Notes to Consolidated Financial Statements (Continued)
December 31, 2021, 2020, and 2019
Dollar amounts in thousands unless otherwise stated
9 LONG-TERM DEBT (Continued)
Maturities of long-term debt as of December 31, 2021 are as follows:

Year Ending December 31,	Long-term debt*
2022	$4,917
2023	1,283
2024	376
2025	70,354
2026	356
Thereafter	983,312
_______________________________________________________________________________
*    Excludes maturities for finance lease obligations. See note 15 for maturities for finance lease obligations.
On May 11, 2021, Cal Water completed the sale and issuance of $280.0 million in aggregate principal amount of First Mortgage Bonds (the Bonds) in a private placement. The Bonds consist of $130.0 million of 2.87% bonds, series ZZZ, maturing May 11, 2051, and $150.0 million of 3.02% bonds, series 1, maturing May 11, 2061. Interest on the bonds accrues semi-annually and is payable in arrears. The Bonds will rank equally with all of Cal Water’s other First Mortgage Bonds and will be secured by liens on Cal Water’s properties, subject to certain exceptions and permitted liens. Cal Water used the net proceeds from the sale of the Bonds to refinance existing indebtedness and for general corporate purposes. The Bonds were not registered under the Securities Act of 1933 and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.
On October 4, 2011, Cal Water entered into a capital lease arrangement with the City of Hawthorne to operate the City's water system for a 15-year period. The $3.9 million and $4.6 million capital lease liability as of December 31, 2021 and 2020, respectively, is included in other long-term debt and current maturities set forth above.
10 OTHER ACCRUED LIABILITIES
As of December 31, 2021 and 2020, other accrued liabilities were:

	2021	2020
Accrued and deferred compensation	$22,671	$19,473
Accrued benefits and workers' compensation claims	5,923	5,733
Unearned revenue and customer deposits	3,937	2,172
Due to contracts and agencies	3,051	3,305
Current portion of operating lease	1,802	1,757
Other	5,163	4,123
Total other accrued liabilities	$42,547	$36,563

CALIFORNIA WATER SERVICE GROUP
Notes to Consolidated Financial Statements (Continued)
December 31, 2021, 2020, and 2019
Dollar amounts in thousands unless otherwise stated

11 INCOME TAXES
Income tax expense (benefit) consisted of the following:

	Federal	State	Total
2021
Current	$—	$3,446	$3,446
Deferred	3,322	(2,676)	646
Total income tax	$3,322	$770	$4,092
2020
Current	$—	$3	$3
Deferred	14,692	(2,677)	12,015
Total income tax	$14,692	$(2,674)	$12,018
2019
Current	$—	$3	$3
Deferred	15,582	2,086	17,668
Total income tax	$15,582	$2,089	$17,671
The Company's 2021, 2020, and 2019 qualified tax repairs and maintenance deductions totaled $125.5 million, $164.0 million, and $70.0 million, respectively.
At December 31, 2021, the Company had U.S. federal and U.S. state tax net operating loss carryforwards of approximately $130.3 million and $175.8 million respectively. The U.S. federal and U.S. state net operating loss carryforwards will both expire at various dates beginning in tax year 2028.
As of December 31, 2021, the California Enterprise Zone (EZ) credit was $4.2 million net of federal tax benefit for qualified property purchased before January 1, 2015, and placed in service before January 1, 2016. The Company has carry-forward California EZ credits of $2.2 million net of federal tax benefit. Unused State of California EZ credits can carry-forward until 2024.

The difference between the recorded and the statutory income tax expense is reconciled in the table below:

	2021	2020	2019
Statutory income tax	$22,065	$22,858	$16,965
Increase (reduction) in taxes due to:
State income taxes net of federal tax benefit	7,334	7,598	5,639
Effect of regulatory treatment of fixed asset differences	(6,327)	(9,201)	(3,696)
Investment tax credits	(74)	(74)	(74)
AFUDC equity	(891)	(1,392)	(1,870)
Stock based stock compensation	791	523	302
TCJA refund	(19,417)	(9,470)	—
Other	611	1,176	405
Total income tax	$4,092	$12,018	$17,671
The effect of regulatory treatment of fixed asset differences includes estimated repair and maintenance deductions and asset related flow through items.

CALIFORNIA WATER SERVICE GROUP
Notes to Consolidated Financial Statements (Continued)
December 31, 2021, 2020, and 2019
Dollar amounts in thousands unless otherwise stated
11 INCOME TAXES (Continued)
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
During 2021, the Company analyzed its deferred tax balances, tax regulatory asset and tax regulatory liability based on 2018 GRC approved rates. As of December 31, 2021, the TCJA refund liability was $91.5 million. The Company continued working with other state regulators to finalize the refund to ensure compliance with federal normalization rules.
The deferred tax assets and deferred tax liabilities as of December 31, 2021 and 2020, are presented in the following table:

	2021	2020
Deferred tax assets:
Developer deposits for contributions in aid of construction	$31,777	$29,491
Net operating loss carryforward and tax credits	24,908	37,326
Pension liability	13,570	12,031
Income tax regulatory liability	26,565	41,151
Operating leases liabilities	4,310	4,372
Other	2,439	2,812
Total deferred tax assets	103,569	127,183
Deferred tax liabilities:
Property related basis and depreciation differences	362,139	350,923
WRAM/MCBA and interim rates balancing accounts	22,124	39,107
Operating lease-right to use asset	4,286	4,362
Other	13,965	8,823
Total deferred tax liabilities	402,514	403,215
Net deferred tax liabilities	$298,945	$276,032
A valuation allowance was not required at December 31, 2021 and 2020. Based on historical taxable income and future taxable income projections over the period in which the deferred assets are deductible, management believes it is more likely than not that the Company will realize the benefits of the deductible differences.
The following table reconciles the changes in unrecognized tax benefits for the periods ended December 31 2021, 2020, and 2019:

	2021	2020	2019
Balance at beginning of year	$13,960	$11,008	$9,716
Additions for tax positions taken during current year	1,890	2,952	1,292
Balance at end of year	$15,850	$13,960	$11,008
The Company does not expect a material change in its unrecognized tax benefits within the next 12 months. The component of unrecognized tax benefits that, if recognized, would affect the effective tax rate as of December 31, 2021, was $4.1 million, with the remaining balance representing the potential deferral of taxes to later years.
The Company's federal income tax years subject to an examination are from 2012 to 2021 and the state income tax years subject to an examination are from 2012 to 2021.

CALIFORNIA WATER SERVICE GROUP
Notes to Consolidated Financial Statements (Continued)
December 31, 2021, 2020, and 2019
Dollar amounts in thousands unless otherwise stated
12 EMPLOYEE BENEFIT PLANS
Savings Plan
The Company sponsors a 401(k) qualified defined contribution savings plan that allows participants to contribute up to 20% of pre-tax compensation. Effective January 1, 2010, the Company matches 75 cents for each dollar contributed by the employee up to a maximum Company match of 6.0% of base salary. Company contributions were $7.4 million, $6.5 million, and $6.5 million for the years 2021, 2020 and 2019, respectively.
Pension Plans
The Company provides a qualified, defined-benefit, non-contributory pension plan for substantially all employees. The accumulated benefit obligations of the pension plan are $650.2 million and $622.0 million as of December 31, 2021 and 2020, respectively. The fair value of pension plan assets was $810.5 million and $716.8 million as of December 31, 2021 and 2020, respectively.
Prior to 2010, pension payment obligations were generally funded by the purchase of an annuity from a life insurance company. Beginning in 2010, the pension plan trust pays monthly benefits to retirees, rather than the purchase of an annuity.
The Company also maintains an unfunded, non-qualified, supplemental executive retirement plan (SERP). The unfunded SERP accumulated benefit obligations were $80.5 million and $78.0 million as of December 31, 2021 and 2020, respectively. Benefit payments under the supplemental executive retirement plan are paid currently. As a non-qualified plan, the SERP has no plan assets, however, the Company has a Rabbi trust designated to provide funding for SERP obligations. The Rabbi trust holds investments in marketable securities and corporate-owned life insurance. The recorded value of these investments was approximately $63.9 million and $57.3 million at December 31, 2021 and 2020, respectively, and is part of "Other" noncurrent assets on the Consolidated Balance Sheets.
Expected payments to be made for the pension and SERP plans are shown in the table below:

Year Ending December 31,	Pension	SERP	Total
2022	$16,493	$2,104	$18,597
2023	18,215	2,301	20,516
2024	19,934	2,524	22,458
2025	21,714	2,756	24,470
2026	23,565	3,030	26,595
2027-2031	145,503	19,316	164,819
Total payments	$245,424	$32,031	$277,455
The expected benefit payments are based upon the same assumptions used to measure the Company's benefit obligation at December 31, 2021, and include estimated future employee service.
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
December 31, 2021, 2020, and 2019
Dollar amounts in thousands unless otherwise stated
12 EMPLOYEE BENEFIT PLANS (Continued)
The Company records the costs of postretirement benefits other than pensions (PBOP) during the employees' years of active service. Postretirement benefit expense recorded in 2021, 2020, and 2019, was $0.2 million, $5.2 million, and $7.9 million, respectively. The remaining net periodic benefit cost was $0.8 million at December 31, 2021, and is being recovered through future customer rates and is recorded as a regulatory asset.
The expected benefit payments, net of retiree premiums and Medicare Part D subsidies, are shown in the table below.

Year Ending December 31,	Expected Benefit Payments Before Medicare Part D Subsidy	Effect of Medicare Part D Subsidy on Expected Benefit Payments	Expected Benefit Payments Net of Medicare Part D Subsidy
2022	$3,485	$(254)	$3,231
2023	3,854	(279)	3,575
2024	4,328	(300)	4,028
2025	4,577	(332)	4,245
2026	4,840	(364)	4,476
2027-2031	28,931	(2,286)	26,645
Total payments	$50,015	$(3,815)	$46,200
Benefit Plan Assets
The Company actively manages pension and PBOP trust (Plan) assets. The Company's investment objectives are:
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
The Company's target asset allocation percentages for major categories of the pension plan are reflected in the table below:

	Minimum Exposure	Target	Maximum Exposure
Fixed Income	25%	40%	55%
Total Domestic Equity:	30%	50%	70%
Small/Mid Cap Stocks	5%	15%	25%
Large Cap Stocks	25%	35%	45%
Non-U.S. Equities	5%	10%	15%
The fixed income category includes money market funds, short-term bond funds, and cash. The majority of fixed income investments range in maturities from less than 1 to 5 years.
The Company's target allocation percentages for the PBOP trust is similar to the pension plan.

CALIFORNIA WATER SERVICE GROUP
Notes to Consolidated Financial Statements (Continued)
December 31, 2021, 2020, and 2019
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
Level 3—Inputs to the valuation methodology are unobservable and significant to the fair value measurement.
The following tables present the fair value of plan assets by major asset category at December 31, 2021 and 2020:

	December 31, 2021
	Pension Benefits				Other Benefits
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Fixed Income	$126,062	$—	$—	$126,062	$63,713	$—	$—	$63,713
Domestic Equity: Small/Mid Cap Stocks	63,379	—	—	63,379	—	—	—	—
Domestic Equity: Large Cap Stocks	218,868	—	—	218,868	105,723	—	—	105,723
Non U.S. Equities	35,311	—	—	35,311	—	—	—	—
Assets measured at net asset value (NAV)				366,849				—
Total Plan Assets	$443,620	$—	$—	$810,469	$169,436	$—	$—	$169,436

CALIFORNIA WATER SERVICE GROUP
Notes to Consolidated Financial Statements (Continued)
December 31, 2021, 2020, and 2019
Dollar amounts in thousands unless otherwise stated
12 EMPLOYEE BENEFIT PLANS (Continued)

	December 31, 2020
	Pension Benefits				Other Benefits
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Fixed Income	$108,695	$—	$—	$108,695	$54,731	$—	$—	$54,731
Domestic Equity: Small/Mid Cap Stocks	57,201	—	—	57,201	—	—	—	—
Domestic Equity: Large Cap Stocks	195,497	—	—	195,497	92,326	—	—	92,326
Non U.S. Equities	44,342	—	—	44,342	—	—	—
Assets measured at NAV				311,059				—
Total Plan Assets	$405,735	$—	$—	$716,794	$147,057	$—	$—	$147,057
The pension benefits fixed income category includes $11.0 million and $9.6 million of money market fund investments as of December 31, 2021 and 2020, respectively. The other benefits fixed income category includes $3.0 million and $3.1 million of money market fund investments as of December 31, 2021 and 2020, respectively.
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
December 31, 2021, 2020, and 2019
Dollar amounts in thousands unless otherwise stated
12 EMPLOYEE BENEFIT PLANS (Continued)
Changes in Plan Assets, Benefits Obligations, and Funded Status
The following table reconciles the funded status of the plans with the accrued pension liability and the net postretirement benefit liability as of December 31, 2021 and 2020:

	Pension Benefits		Other Benefits
	2021	2020	2021	2020
Change in projected benefit obligation:
Beginning of year	$833,939	$812,029	$130,658	$150,515
Service cost	35,055	36,002	6,072	7,945
Interest cost	21,667	25,741	3,217	4,305
Actuarial loss (gain) (1)	13,520	(23,470)	5,276	(30,485)
Plan amendment	—	(833)	—	—
Benefits paid, net of retiree premiums	(16,704)	(15,530)	(2,753)	(1,622)
End of year	$887,477	$833,939	$142,470	$130,658
Change in plan assets:
Fair value of plan assets at beginning of year	$716,794	$573,575	$147,057	$128,554
Actual return on plan assets	84,488	121,751	23,160	13,272
Employer contributions	25,891	36,998	1,972	6,853
Retiree contributions and Medicare part D subsidies	—	—	2,199	2,075
Benefits paid	(16,704)	(15,530)	(5,057)	(3,849)
Other adjustments	—	—	105	152
Fair value of plan assets at end of year	$810,469	$716,794	$169,436	$147,057

Funded status (2)	$(77,008)	$(117,145)	$26,966	$16,399
Unrecognized actuarial loss (gain)	12,323	52,816	(29,327)	(20,699)
Unrecognized prior service cost	4,174	5,181	1,738	1,932
Net amount recognized	$(60,511)	$(59,148)	$(623)	$(2,368)
_______________________________________________________________________________

1.The actuarial loss for pension and other benefits in 2021 was mainly due to an increase in the cost of living adjustment, the use of updated census data (pension benefits only), a higher rate of compensation increases (Pension benefits only), and an increase in the anticipated health care trend (Other benefits only) partially offset by actuarial gains due to a higher discount rate used in the calculation.
2.The short-term portion of the pension benefits was $2.1 million as of December 31, 2021 and December 31, 2020 and was recorded as part of other accrued liabilities on the Company's 2021 and 2020 Consolidated Balance Sheets.

CALIFORNIA WATER SERVICE GROUP
Notes to Consolidated Financial Statements (Continued)
December 31, 2021, 2020, and 2019
Dollar amounts in thousands unless otherwise stated
12 EMPLOYEE BENEFIT PLANS (Continued)
Amounts recognized on the balance sheet consist of:

	Pension Benefits		Other Benefits
	2021	2020	2021	2020
Noncurrent assets (1)	$17,002	$—	$26,966	$16,399
Accrued benefit costs	(282)	(104)	(1,124)	(1,782)
Accrued benefit liability (2)	(94,010)	(117,145)	—	—
Regulatory assets (3)	16,779	58,101	829	1,487
Regulatory liabilities (3)	—	—	(27,294)	(18,472)
Net amount recognized	$(60,511)	$(59,148)	$(623)	$(2,368)
_______________________________________________________________________________
1.Noncurrent assets represent the overfunded status of the employee pension plan in 2021 and of the PBOP plan in 2021 and 2020. The amounts are recorded as part "Other" noncurrent assets on the Consolidated Balance Sheets.
2.Accrued benefit liability represents the underfunded status of the SERP plan in 2021 and of the employee pension and SERP plans in 2020. The amounts are recorded as part of "Pension" in the Consolidated Balance Sheets.
3.Changes in the funded status of the plans that would be recorded in accumulated other comprehensive income for an unregulated entity are recorded as a regulatory assets and liabilities as the Company believes it is probable that an amount equal to the regulatory asset or liability will be collected or refunded through the setting of future rates.
Valuation Assumptions
Below are the actuarial assumptions used in determining the benefit obligation for the benefit plans:

	Pension Benefits		Other Benefits
	2021	2020	2021	2020
Weighted average assumptions as of December 31:
Discount rate - employee pension plan	3.28%	3.08%	—	—
Discount rate - SERP	3.18%	2.97%	—	—
Discount rate - other benefits	—	—	3.27%	3.03%
Long-term rate of return on plan assets	6.34%	6.50%	5.88%	6.00%
Rate of compensation increases - employee pension plan	4.25%	4.00%	—	—
Rate of compensation increases - SERP	5.00%	5.00%	—	—
Cost of living adjustment	2.20%	2.10%	—	—
For December 31, 2021 measurement purposes, the Company assumed a 5.4% annual rate of increase for 2021 in the per capita cost of covered benefits with rate decreasing to 5.2% by 2023, then gradually grading down to 3.9% over the next 38 years.
In 2020, the Company changed both the yield curve used to develop the discount rate and the method used to estimate the service and interest cost components of net periodic pension and benefit costs for 2021. The new yield curve used a higher-yielding subset of bonds that the Company believes will better approximate the rate at which the obligations could be effectively settled, currently. The change in the yield curve led to a decrease of $12.2 million and $1.2 million in net periodic pension cost and net periodic benefit cost for 2021. The new method uses the spot rate approach to estimate the service and interest costs by applying the specific spot rates along the yield curve used to determine the benefit obligation to the relevant projected cash outflows. The change in method led to a decrease of $6.2 million and $1.1 million in net periodic pension cost and net periodic benefit cost for 2021. This change does not affect the measurement of the projected benefit obligation. The Company made this change to provide a more precise measurement of service and interest costs by improving the correlation between projected benefit cash flows to the corresponding spot rates. The Company has accounted for this change as a change in accounting estimate and accordingly has accounted for it prospectively. In California, where the majority of the Company's

CALIFORNIA WATER SERVICE GROUP
Notes to Consolidated Financial Statements (Continued)
December 31, 2021, 2020, and 2019
Dollar amounts in thousands unless otherwise stated
12 EMPLOYEE BENEFIT PLANS (Continued)
net periodic pension and benefit costs are recorded, a corresponding decrease to balancing account revenue was recorded in 2021 for the changes in yield curve and method as Cal Water has regulatory mechanism which mitigate changes in net periodic pension and benefits costs. For 2020, the service and interest cost components of net periodic pension and benefit costs were determined using a single-weighted average discount rate.
The long-term rate of return assumption is the expected rate of return on a balanced portfolio invested roughly 60% in equities and 40% in fixed income securities. Returns on equity investments were estimated based on estimates of dividend yield and real earnings added to a 2.20% long-term inflation rate. For the pension plans, the assumed returns were 7.89% for domestic equities and 8.73% for foreign equities. For the other benefits plan, the assumed returns was 7.65% for domestic equities. Returns on fixed-income investments were projected based on investment maturities and credit spreads added to a 2.20% long-term inflation rate. For the pension and other benefit plans, the assumed returns were 3.34% for fixed income investments and 2.35% for short-term cash investments. The Company is using a long-term rate of return of 6.34% for the pension plan and 5.88% for the other benefit plan.
In 2021, the Company used the Society of Actuaries' Pri-2012 Total Dataset Mortality Tables for private-sector retirement plans in the United States and Mortality Improvement Scale (MP-2021) with adjustments to long-term improvements for measuring retirement plan obligations.
Components of Net Periodic Benefit Cost
Net periodic benefit costs for the pension and other postretirement plans for the years ended December 31, 2021 and 2020, included the following components:

	Pension Plan			Other Benefits
	2021	2020	2019	2021	2020	2019
Service cost	$35,055	$36,002	$26,718	$6,072	$7,945	$7,475
Interest cost	21,667	25,741	26,966	3,217	4,305	5,441
Expected return on plan assets	(39,472)	(33,086)	(30,285)	(8,769)	(7,236)	(5,794)
Net amortization and deferral	10,003	17,027	10,975	(293)	197	758
Net periodic benefit cost	$27,253	$45,684	$34,374	$227	$5,211	$7,880
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
Below are the actuarial assumptions used in determining the net periodic benefit costs for the benefit plans, which uses the end of the prior year as the measurement date:

	Pension Benefits		Other Benefits
	2021	2020	2021	2020
Weighted average assumptions as of December 31:
Discount rate - employee pension plan	3.08%	3.20%	—	—
Discount rate - SERP	2.97%	3.20%	—	—
Discount rate - other benefits	—	—	3.03%	3.25%
Long-term rate of return on plan assets	6.50%	6.25%	6.00%	5.50%
Rate of compensation increases - employee pension plan	4.00%	3.25%	—	—
Rate of compensation increases - SERP	5.00%	3.75%	—	—
Cost of living adjustment	2.10%	2.50%	—	—

CALIFORNIA WATER SERVICE GROUP
Notes to Consolidated Financial Statements (Continued)
December 31, 2021, 2020, and 2019
Dollar amounts in thousands unless otherwise stated
12 EMPLOYEE BENEFIT PLANS (Continued)
The health care cost trend rate assumption has a significant effect on the amounts reported. For 2021 measurement purposes, the Company assumed a 5.4% annual rate of increase in the per capita cost of covered benefits with the rate decreasing to 5.0% by 2023, then gradually grading down to 3.8% by 2060.
The Company intends to make annual contributions that meet the funding requirements of ERISA. The Company estimates in 2022 that the annual contribution to the pension plans will be $16.1 million and the annual contribution to the other postretirement plan will be $0.7 million.
13 STOCK-BASED COMPENSATION PLANS
The Company's equity incentive plan was approved and amended by stockholders on April 27, 2005 and May 20, 2014. The Company is authorized to issue awards up to 2,000,000 shares of common stock.
During 2021, the Company granted RSAs of common stock to Officers and to the Board of Directors. An RSA share represents the right to receive a share of the Company's common stock and is valued based on the fair market value of the Company's common stock at the date of grant. RSAs granted to Officers vest over 36 months with the first year cliff vesting. In general, RSAs granted to Board of Directors vest at the end of 12 months. The RSAs are recognized as expense evenly over 36 months for the shares granted to Officers and 12 months for the shares granted to Board of Directors. As of December 31, 2021, there was approximately $1.6 million of total unrecognized compensation cost related to RSAs. The cost is expected to be recognized over a weighted average period of 1.59 years.
A summary of the status of the outstanding RSAs as of December 31, 2021 is presented below:

	Number of RSA Shares	Weighted-Average Grant-Date Fair Value
RSAs at January 1, 2021	51,561	$50.92
Granted	50,981	$53.92
Vested	(39,851)	$50.72
RSAs at December 31, 2021	62,691	$53.49
During 2021, the Company granted performance-based RSUs of common stock to Officers. Each award reflects a target number shares of common stock that may be issued to the award recipient. The 2021 awards may be earned upon the completion of a 3-year performance period. Whether RSUs are earned at the end of the performance period will be determined based on the achievement of certain performance objectives set by the Board of Directors Compensation Committee in connection with the issuance of the RSUs. The performance objectives are based on the Company's business plan covering the performance period. The performance objectives include achieving the budgeted return on equity, budgeted investment in utility plant, customer service standards, employee safety standards and water quality standards. Depending on the results achieved during the 3-year performance period, the actual number of shares that a grant recipient receives at the end of the performance period may range from 0% to 200% of the target shares granted, provided that the grantee is continuously employed by the Company through the vesting date. If prior to the vesting date employment is terminated by reason of death, disability or normal retirement, then a pro rata portion of this award will vest. RSUs are not included in diluted shares until earned. The RSUs are recognized as expense ratably over the 3-year performance period using a fair market value of the Company's common share at the date of grant and an estimated number of RSUs earned during the performance period. As of December 31, 2021, there was approximately $2.0 million of total unrecognized compensation cost related to RSUs. The cost is expected to be recognized over a weighted average period of 1.22 years.

CALIFORNIA WATER SERVICE GROUP
Notes to Consolidated Financial Statements (Continued)
December 31, 2021, 2020, and 2019
Dollar amounts in thousands unless otherwise stated
13 STOCK-BASED COMPENSATION PLANS (Continued)
A summary of the status of the outstanding RSUs as of December 31, 2021 is presented below:

	Number of RSU Shares	Weighted-Average Grant-Date Fair Value
RSUs at January 1, 2021	87,787	$46.62
Granted	31,749	$53.96
Performance criteria adjustment	12,257	$52.96
Vested	(38,897)	$52.96
Forfeited	(1,954)	$35.40
RSUs at December 31, 2021	90,942	$52.71
The Company has recorded compensation costs for the RSAs and RSUs which are included in administrative and general operating expenses in the amount of $6.6 million for 2021 and $4.4 million for 2020.
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
Specific valuation methods include the following:
Cash, Accounts receivable, short-term borrowings, and accounts payable carrying amounts approximated the fair value because of the short-term maturity of the instruments.
Long-term debt fair values were estimated using the published quoted market price, if available, or the discounted cash flow analysis, based on the current rates available using a risk-free rate (a U.S. Treasury securities yield curve) plus a risk premium of 0.6%.

	December 31, 2021
		Fair Value
	Cost	Level 1	Level 2	Level 3	Total
Long-term debt, including current maturities, net	$1,060,986	$—	$1,338,831	$—	$1,338,831

	December 31, 2020
		Fair Value
	Cost	Level 1	Level 2	Level 3	Total
Long-term debt, including current maturities, net	$786,227	$—	$944,447	$—	$944,447

CALIFORNIA WATER SERVICE GROUP
Notes to Consolidated Financial Statements (Continued)
December 31, 2021, 2020, and 2019
Dollar amounts in thousands unless otherwise stated

15 COMMITMENTS AND CONTINGENCIES
Commitments
Water Supply Contracts
The Company has long-term commitments to purchase water from water wholesalers. The commitments are noted in the table below.

Water Supply Contracts*
2022	$33,858
2023	33,858
2024	33,856
2025	33,856
2026	33,860
Thereafter	499,336
_______________________________________________________________________________
*    Estimated annual contractual obligations are based on the same payment levels as 2021.
Water Supply Contracts
The Company has a long-term contract with the Santa Clara Valley Water District that requires the Company to purchase minimum annual water quantities. Purchases are priced at the districts then-current wholesale water rate. The Company operates to purchase sufficient water to equal or exceed the minimum quantities under the contract. The total paid to Santa Clara Valley Water District was $11.9 million in 2021, $15.2 million in 2020, and $13.6 million in 2019.
The Company also has a water supply contract with Stockton East Water District (SEWD) that requires a fixed monthly payment. Each year, the fixed monthly payment is adjusted for changes to SEWD's costs. The total paid under the contract was $12.9 million in 2021, $14.3 million in 2020, and $13.3 million in 2019.
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
December 31, 2021, 2020, and 2019
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
The Company pays a capital facilities charge and charges related to treated water that together total $10.6 million annually, which equates to $517.91 dollars per acre foot. Total treated water charge for 2021 was $4.0 million. As treated water is being delivered, the Company will also be obligated for the Company's portion of the operating costs; that portion is currently estimated to be $85.65 dollars per acre foot. The actual amount will vary due to variations from estimates, inflation, and other changes in the cost structure. Our overall estimated cost of $517.91 dollars per acre foot is less than the estimated cost of procuring untreated water (assuming water rights could be obtained) and then providing treatment.
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

CALIFORNIA WATER SERVICE GROUP
Notes to Consolidated Financial Statements (Continued)
December 31, 2021, 2020, and 2019
Dollar amounts in thousands unless otherwise stated
15 COMMITMENTS AND CONTINGENCIES (Continued)
Supplemental balance sheet information related to leases was as follows:

	As of December 31, 2021	As of December 31, 2020
Operating leases
Other assets: Other	$15,318	$15,589

Other accrued liabilities	$1,802	$1,757
Other long-term liabilities	13,601	13,868
Total operating lease liabilities	$15,403	$15,625

Finance leases
Depreciable plant and equipment	$19,494	$18,207
Accumulated depreciation and amortization	(12,411)	(10,813)
Net utility plant	$7,083	$7,394

Current maturities of long-term debt, net	$809	$721
Long-term debt, net	4,918	4,483
Total finance lease liabilities	$5,727	$5,204

Weighted average remaining lease term
Operating leases	129 months	135 months
Finance leases	46 months	64 months

Weighted average discount rate
Operating leases	3.4%	3.5%
Finance leases	4.6%	5.5%

CALIFORNIA WATER SERVICE GROUP
Notes to Consolidated Financial Statements (Continued)
December 31, 2021, 2020, and 2019
Dollar amounts in thousands unless otherwise stated
15 COMMITMENTS AND CONTINGENCIES (Continued)
The components of lease expense were as follows:

	2021	2020

Operating lease cost	$2,464	$2,284

Finance lease cost:
Amortization of right-of-use assets	$1,598	$1,169
Interest on lease liabilities	282	306
Total finance lease cost	$1,880	$1,475

Short-term lease cost	$2,079	$2,048
Variable lease cost	415	306
Total lease cost	$6,838	$6,113
Supplemental cash flow information related to leases was as follows:

	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,445	$2,306
Operating cash flows from finance leases	$282	$306
Financing cash flows from finance leases	$766	$680
Non-cash activities: right-of-use assets obtained in exchange for lease obligations:
Operating leases	$1,707	$3,100
Finance leases	$1,286	$—
Maturities of lease liabilities as of December 31, 2021 are as follows:

Year Ending December 31,	Operating Leases	Finance Leases
2022	$2,266	$1,049
2023	2,019	2,719
2024	1,842	940
2025	1,672	940
2026	1,508	705
Thereafter	9,884	—
Total lease payments	19,191	6,353
Less imputed interest	(3,788)	(626)
Total	$15,403	$5,727
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

CALIFORNIA WATER SERVICE GROUP
Notes to Consolidated Financial Statements (Continued)
December 31, 2021, 2020, and 2019
Dollar amounts in thousands unless otherwise stated
15 COMMITMENTS AND CONTINGENCIES (Continued)
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
As previously reported, Cal Water has filed with the City of Bakersfield, in the Superior Court of California, a lawsuit that names potentially PRPs, who manufactured and distributed products containing TCP in California. TCP has been detected in the ground water. The lawsuit seeks to recover treatment costs necessary to remove TCP. On December 20, 2017, Cal Water entered into an $85.0 million settlement agreement and release of claims with the PRPs, in California Water Service Company and City of Bakersfield v. The Dow Chemical Company, et al., Civil Case No. CIV-470999 (TCP Action). The TCP Action sought damages and other relief related to the PRPs’ alleged contamination of drinking water supply and water wells with the chemical TCP. The proceeds from the settlement, after payment of the legal fees, was $56.0 million and was used to reimburse a portion of the capital costs associated with Cal Water’s remediation efforts related to such alleged TCP contamination. As of December 31, 2021, Cal Water has used all of the proceeds on remediation efforts related to the alleged TCP contamination. Under the terms of the Agreement, the PRPs are released from all claims regarding 47 of the 57 total claimed wells, and Cal Water agreed to file a dismissal with prejudice of the TCP Action. The PRPs are also released from future claims regarding TCP contamination of any other wells, unless and until Cal Water has installed granular activated carbon filtration systems or other then-approved Sate treatment technology for TCP on, or replaced, 36 wells due to TCP contamination.
Other Legal Matters
From time to time, the Company is involved in various disputes and litigation matters that arise in the ordinary course of business. The status of each significant matter is reviewed and assessed for potential financial exposure. If the potential loss from any claim or legal proceeding is considered probable and the amount of the range of loss can be estimated, a liability is accrued for the estimated loss in accordance with the accounting standards for contingencies. Legal proceedings are subject to uncertainties, and the outcomes are difficult to predict. Because of such uncertainties, accruals are based on the best information available at the time. While the outcome of these disputes and litigation matters cannot be predicted with any certainty, management does not believe when taking into account existing reserves the ultimate resolution of these matters will materially affect the Company's financial position, results of operations, or cash flows. The Company has recognized a liability of $3.5 million for all known legal matters as of December 31, 2021 primarily due to potable water main leaks and other work related legal matters. The cost of litigation is expensed as incurred and any settlement is first offset against such costs. Any settlement in excess of the cost to litigate is accounted for on a case by case basis, dependent on the nature of the settlement.
16 ACQUISITIONS
BVRT Utility Holding Company (BVRT) (Texas Water)
In May of 2021, Texas Water became the majority owner of BVRT, a Texas-based utility development company owning and operating four wastewater utilities serving growing communities outside of Austin and San Antonio. Texas Water initially invested funds to enable BVRT to continue to build wastewater infrastructure and converted its investment to equity. BVRT’s five wastewater utilities currently serve or are under contract to serve over 3,800 connections, with an estimated potential total build-out of more than 61,000 connections.
Balance sheets and pro forma results of operations for this acquisition have not been presented since the impact of the acquisition was not material.
Kapalua Water Company and Kapalua Waste Treatment Company (Hawaii Water)
In the first quarter of 2021, Hawaii Water received approval from the HPUC to acquire the assets of Kapalua Water Company and Kapalua Waste Treatment Company from Maui Land and Pineapple Company. Hawaii Water paid $4.2 million in cash and took control of the water and wastewater systems on May 1, 2021. Kapalua’s water and wastewater systems serve homes, hotels, condominiums, golf courses, restaurants, and other resort amenities in West Maui. Hawaii Water will invest in the water and wastewater system infrastructure to keep service reliable for customers’ every day and emergency needs, and is committed to providing safe, high-quality water and excellent customer service to local residents, businesses, and visitors.

CALIFORNIA WATER SERVICE GROUP
Notes to Consolidated Financial Statements (Continued)
December 31, 2021, 2020, and 2019
Dollar amounts in thousands unless otherwise stated
16 ACQUISITIONS (Continued)
Assets acquired were $1.6 million of utility plant and liabilities of $0.3 million were assumed. Goodwill of $2.9 million was recorded and consists largely of the synergies expected from combining the operations of Kapalua Water Company and Kapalua Waste Treatment Company and Hawaii Water.
The Company expects all the goodwill from the acquisition to be deductible for tax purposes.
Balance sheets and pro forma results of operations for this acquisition have not been presented since the impact of the acquisition was not material.
17 SUBSEQUENT EVENT
In January of 2022, Cal Water received $20.8 million in funds through the California Water and Water Arrearages Payment Program. The Company will apply credits to affected customers’ accounts within the first quarter of 2022.
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
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2021. Based on that evaluation, we concluded that our disclosure controls and procedures were effective at the reasonable assurance level.
Management's Annual Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended). Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in "Internal Control—Integrated Framework (2013)". Management has concluded that, as of December 31, 2021 our internal control over financial reporting is effective based on these criteria. Our independent registered public accounting firm, Deloitte & Touche LLP, has audited the effectiveness of our internal control over financial reporting as of December 31, 2021, as stated in their report, which is included in Item 8 and incorporated herein.
There was no change in our internal control over financial reporting during the quarter ended December 31, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information.
None.
Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.
PART III
Item 10.    Directors and Executive Officers and Corporate Governance.
The information required by this Item as to directors of the Company and the Company's Audit Committee is contained in the sections captioned "Board Structure," "Proposal No. 1—Election of Directors" and, as applicable, "Delinquent Section 16(a) Reports" of the definitive Proxy Statement for our Annual Meeting of Stockholders to be held on or about May 26, 2022 (the "2022 Proxy Statement"), and is incorporated herein by reference.
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
Item 11.    Executive Compensation.
The information required by this Item is contained under the captions "Compensation Discussion and Analysis," "Report of the Organization and Compensation Committee of the Board of Directors on Executive Compensation," and "Organization and Compensation Committee Interlocks and Insider Participation" of the 2022 Proxy Statement and is incorporated herein by reference.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this Item regarding security ownership of certain beneficial owners and management is contained in the section captioned "Stock Ownership of Management and Certain Beneficial Owners" of the 2022 Proxy Statement and is incorporated herein by reference.
The following table represents securities authorized to be issued under our equity compensation plan:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Rights (a)	Weighted-Average Exercise Price of Outstanding Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plan (Excluding Securities Reflected in Column) (a)
Equity compensation plans approved by security holders	90,942	$52.71	1,882,604
Equity compensation plans not approved by security holders	—	—	—
Total	90,942	$52.71	1,882,604
Item 13.    Certain Relationships and Related Transactions and Director Independence.
The information required by this Item is contained in the sections captioned "Certain Related Persons Transactions" and "Board Structure" of the 2022 Proxy Statement and is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services.
Information about aggregate fees billed to us by our principal accountant, Deloitte & Touche LLP (PCAOB ID No. 34) will be presented in the sections captioned "Report of the Audit Committee" and "Relationship with the Independent Registered Public Accounting Firm" of the 2022 Proxy Statement and is incorporated herein by reference.
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

3.1	Certificate of Incorporation of California Water Service Group (Exhibit 3.1 to the Quarterly Report on Form 10-Q filed August 9, 2006)
3.2	Certificate of Amendment to Certificate of Incorporation of California Water Service Group (Exhibit 3.1 to the Current Report on Form 8-K filed June 10, 2011)
3.3	Amended and Restated Bylaws of California Water Service Group, as amended on September 29, 2021 (Exhibit 3.1 to the Current Report on Form 8-K filed September 29, 2021)
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

4.16	The Company agrees to furnish upon request to the Securities and Exchange Commission a copy of each instrument defining the rights of holders of long-term debt of the Company.
4.17	Description of securities
10.1	Water Supply Contract between Cal Water and County of Butte relating to Cal Water's Oroville District; Water Supply Contract between Cal Water and the Kern County Water Agency relating to Cal Water's Bakersfield District; Water Supply Contract between Cal Water and Stockton East Water District relating to Cal Water's Stockton District. (Exhibits 5(g), 5(h), 5(i), 5(j), Registration Statement No. 2-53678, which exhibits are incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 1974)
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

21.0	Subsidiaries of the Registrant
22.1	List of Subsidiary Issuers and Guarantors
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Chief Executive Officer certification of financial statements pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Chief Financial Officer certification of financial statements pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.0	Chief Executive Officer and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit Number
101	The following materials from this Annual Report on Form 10-K formatted in iXBRL (Inline extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Common Stockholders' Equity and (v) the Notes to the Consolidated Financial Statements.
104	The cover page from this Annual Report on Form 10-K, formatted in i XBRL (included as exhibit 101).
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

CALIFORNIA WATER SERVICE GROUP
	By	/s/ MARTIN A. KROPELNICKI
Date: February 24. 2022		MARTIN A. KROPELNICKI, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ PETER C. NELSON	Chairman, Board of Directors	Date: February 24, 2022
PETER C. NELSON

/s/ GREGORY E. ALIFF	Member, Board of Directors	Date: February 24, 2022
GREGORY E. ALIFF

/s/ TERRY P. BAYER	Member, Board of Directors	Date: February 24, 2022
TERRY P. BAYER

/s/ SHELLY M. ESQUE	Member, Board of Directors	Date: February 24, 2022
SHELLY M. ESQUE

/s/ THOMAS M. KRUMMEL	Member, Board of Directors	Date: February 24, 2022
THOMAS M. KRUMMEL, M.D.

/s/ RICHARD P. MAGNUSON	Member, Board of Directors	Date: February 24, 2022
RICHARD P. MAGNUSON

/s/ YVONNE A. MALDONADO	Member, Board of Directors	Date: February 24, 2022
YVONNE A. MALDONADO

/s/ SCOTT L. MORRIS	Member, Board of Directors	Date: February 24, 2022
SCOTT L. MORRIS

/s/ CAROL M. POTTENGER	Member, Board of Directors	Date: February 24, 2022
CAROL M. POTTENGER

/s/ LESTER A. SNOW	Member, Board of Directors	Date: February 24, 2022
LESTER A. SNOW

/s/ PATRICIA K. WAGNER	Member, Board of Directors	Date: February 24, 2022
PATRICIA K. WAGNER

/s/ MARTIN A. KROPELNICKI	President and Chief Executive Officer; Principal Executive Officer; Member, Board of Directors	Date: February 24, 2022
MARTIN A. KROPELNICKI

/s/ THOMAS F. SMEGAL III	Vice President, Chief Financial Officer and Treasurer; Principal Financial Officer	Date: February 24, 2022
THOMAS F. SMEGAL III

/s/ DAVID B. HEALEY	Vice President, Corporate Controller and Assistant Treasurer; Principal Accounting Officer	Date: February 24, 2022
DAVID B. HEALEY