Form 10-Q
period 2022-03-31
CALIFORNIA WATER SERVICE GROUP
filed 2022-04-28
CIK 1035201

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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

As of March 31, 2022 — there were approximately 53,773,000 shares of common stock outstanding.

PART I FINANCIAL INFORMATION
Item 1.
FINANCIAL STATEMENTS
The condensed consolidated financial statements presented in this filing on Form 10-Q have been prepared by management and are unaudited.
CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited (In thousands, except per share data)

	March 31, 2022	December 31, 2021
ASSETS
Utility plant:
Utility plant	$4,261,451	$4,197,344
Less accumulated depreciation and amortization	(1,374,036)	(1,350,482)
Net utility plant	2,887,415	2,846,862
Current assets:
Cash and cash equivalents	68,379	78,380
Receivables:
Customers, net	50,276	60,785
Regulatory balancing accounts	68,043	78,597
Other, net	18,065	18,452
Unbilled revenue, net	34,953	32,760
Materials and supplies at weighted average cost	10,526	9,511
Taxes, prepaid expenses, and other assets	22,232	21,973
Total current assets	272,474	300,458
Other assets:
Regulatory assets	291,577	285,692
Goodwill	36,814	36,814
Other assets	150,961	153,445
Total other assets	479,352	475,951
TOTAL ASSETS	$3,639,241	$3,623,271
CAPITALIZATION AND LIABILITIES
Capitalization:
Common stock, $0.01 par value; 68,000 shares authorized, 53,773 and 53,716 outstanding in 2022 and 2021, respectively	$538	$537
Additional paid-in capital	650,499	651,121
Retained earnings	513,593	525,936
Noncontrolling interests	5,248	5,386
Total equity	1,169,878	1,182,980
Long-term debt, net	1,055,638	1,055,794
Total capitalization	2,225,516	2,238,774
Current liabilities:
Current maturities of long-term debt, net	5,205	5,192
Short-term borrowings	50,000	35,000
Accounts payable	140,832	144,369
Regulatory balancing accounts	12,015	17,547
Accrued interest	17,116	6,542
Accrued expenses and other liabilities	56,649	47,926
Total current liabilities	281,817	256,576
Deferred income taxes	298,690	298,945
Pension	93,544	92,287
Regulatory liabilities and other	253,647	252,938
Advances for construction	198,200	198,086
Contributions in aid of construction	287,827	285,665
Commitments and contingencies (Note 10)
TOTAL CAPITALIZATION AND LIABILITIES	$3,639,241	$3,623,271
See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited (In thousands, except per share data)

For the three months ended	March 31, 2022	March 31, 2021
Operating revenue	$172,993	$147,737
Operating expenses:
Operations:
Water production costs	61,538	54,826
Administrative and general	33,411	30,369
Other operations	25,852	17,912
Maintenance	7,341	6,769
Depreciation and amortization	28,770	27,047
Income tax benefit	(1,417)	(101)
Property and other taxes	8,360	7,996
Total operating expenses	163,855	144,818
Net operating income	9,138	2,919
Other income and expenses:
Non-regulated revenue	5,197	5,572
Non-regulated expenses	(6,986)	(4,760)
Other components of net periodic benefit credit	4,014	2,979
Allowance for equity funds used during construction	975	544
Income tax expense on other income and expenses	(512)	(358)
Net other income	2,688	3,977
Interest expense:
Interest expense	11,495	10,222
Allowance for borrowed funds used during construction	(563)	(294)
Net interest expense	10,932	9,928
Net income (loss)	894	(3,032)
Net loss attributable to noncontrolling interests	(192)	—
Net income (loss) attributable to California Water Service Group	$1,086	$(3,032)
Earnings (loss) per share of common stock:
Basic	$0.02	$(0.06)
Diluted	0.02	(0.06)
Weighted average shares outstanding:
Basic	53,731	50,440
Diluted	53,775	50,440
 See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited (In thousands)

For the three months ended	March 31, 2022	March 31, 2021
Operating activities:
Net income (loss)	$894	$(3,032)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	29,482	27,669
Change in value of life insurance contracts	2,918	(349)
Allowance for equity funds used during construction	(975)	(544)
Changes in operating assets and liabilities:
Receivables and unbilled revenue	(10,079)	6,265
Water Arrearages Payment Program	20,836	—
Accounts payable	(11,617)	(10,222)
Other current assets	(75)	(152)
Other current liabilities	12,656	12,367
Other changes in noncurrent assets and liabilities	10,153	(2,023)
Net cash provided by operating activities	54,193	29,979
Investing activities:
Utility plant expenditures	(68,496)	(66,817)
Life insurance proceeds	1,727	—
Purchase of life insurance contracts	(1,727)	—
Payment for investment	—	(2,900)
Asset acquisition	(180)	—
Return of investment	—	1,000
Net cash used in investing activities	(68,676)	(68,717)
Financing activities:
Short-term borrowings	30,000	105,000
Repayment of short-term borrowings	(15,000)	(40,000)
Repayment of long-term debt	(198)	(176)
Advances and contributions in aid of construction	7,774	6,469
Refunds of advances for construction	(2,355)	(2,711)
Repurchase of common stock	(1,674)	(1,415)
Issuance of common stock	564	23,175
Dividends paid	(13,429)	(11,581)
Net cash provided by financing activities	5,682	78,761
Change in cash, cash equivalents, and restricted cash	(8,801)	40,023
Cash, cash equivalents, and restricted cash at beginning of period	80,653	45,129
Cash, cash equivalents, and restricted cash at end of period	$71,852	$85,152
Supplemental information:
Cash paid for interest (net of amounts capitalized)	$187	$1,225
Supplemental disclosure of non-cash activities:
Accrued payables for investments in utility plant	$57,733	$48,552
Utility plant contribution by developers	$5,771	$5,899
 See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

CALIFORNIA WATER SERVICE GROUP
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2022
Dollar amounts in thousands unless otherwise stated
Note 1. Organization and Operations and Basis of Presentation

California Water Service Group (Company) is a holding company that provides water utility and other related services in California, Washington, New Mexico, Hawaii, and Texas through its wholly-owned and non-wholly owned subsidiaries. California Water Service Company (Cal Water), Washington Water Service Company (Washington Water), New Mexico Water Service Company (New Mexico Water), and Hawaii Water Service Company, Inc. (Hawaii Water), provide regulated utility services under the rules and regulations of their respective state’s regulatory commissions (jointly referred to as the Commissions). CWS Utility Services and HWS Utility Services LLC provide non-regulated water utility and utility-related services. TWSC, Inc. (Texas Water) holds regulated and contracted wastewater utilities.

The Company operates in one reportable segment, providing water and related utility services.

Basis of Presentation

The unaudited condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission (SEC) and therefore do not contain all of the information and footnotes required by GAAP and the SEC for annual financial statements. Interim financial information includes the Company's accounts and those of its wholly and non-wholly owned subsidiaries. The non-wholly owned subsidiary was consolidated using the voting interest model as the Company owns a majority of the voting interests in the non-wholly owned subsidiary and includes the Company's accounts and those of its wholly and non-wholly owned subsidiaries. The interim unaudited condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2021 as filed with the SEC on February 24, 2022.

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
Noncontrolling Interests
Noncontrolling interests in the Company’s condensed consolidated financial statements represents a 20.45% interest not owned by Texas Water in a consolidated subsidiary. Texas Water obtained control over the subsidiary on May 1, 2021. Since the Company controls this subsidiary, its financial statements are consolidated with those of the Company, and the noncontrolling owner’s 20.45% share of the subsidiary’s net assets and results of operations is deducted and reported as noncontrolling interests on the condensed consolidated balance sheet and as net income or loss attributable to noncontrolling interests in the condensed consolidated statement of operations. The Company reports noncontrolling interests in consolidated entities as a component of equity separate from the Company’s equity. The Company’s net income attributable to California Water Service Group excludes a net loss attributable to the noncontrolling interests.

Note 2. Summary of Significant Accounting Policies
Operating revenue
The following table disaggregates the Company’s operating revenue by source for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31
	2022	2021
Revenue from contracts with customers	$158,933	$146,528
Regulatory balancing account revenue	14,060	1,209
Total operating revenue	$172,993	$147,737

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
In the following table, revenue from contracts with customers is disaggregated by class of customers for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31
	2022	2021
Residential	$106,560	$101,371
Business	32,163	27,721
Industrial	5,773	6,043
Public authorities	6,985	6,403
Other (a)	7,452	4,990
Total revenue from contracts with customers	$158,933	$146,528

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
The CPUC issued a decision effective August 27, 2020 requiring that Class A companies submitting GRC filings after the effective date to be (i) precluded from proposing the use of a full decoupling WRAM in their next GRCs and (ii) allowed the use of Monterey-Style Water Revenue Adjustment Mechanisms (MWRAM). Incremental Cost Balancing Accounts (ICBA), which are authorized by statute, would replace the MCBA. The MWRAM tracks the difference between the revenue received for actual metered sales through the tiered volumetric rate and the revenue that would have been received with the same actual metered sales if a uniform rate would have been in effect. The ICBA tracks differences between the authorized per-unit prices of water production costs and actual per-unit prices of water production costs. Cal Water has complied with this decision in its recent 2021 GRC filing.
Non-regulated Revenue
The following table disaggregates the Company’s non-regulated revenue by source for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31
	2022	2021
Operating and maintenance revenue	$3,405	$4,087
Other non-regulated revenue	1,150	860
Non-regulated revenue from contracts with customers	4,555	4,947
Lease revenue	642	625
Total non-regulated revenue	$5,197	$5,572

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
The Company reviewed its allowance for credit losses utilizing a quantitative assessment, which included trend analysis of customer billing and collection, aging by customer class, and unemployment rates since the outbreak of COVID-19 in the first quarter of 2020. The Company also utilized a qualitative assessment, which considered the future collectability on customer outstanding balances, management's estimate of the cash recovery, and a general assessment of the economic conditions of the locations the Company serves due to the outbreak of COVID-19. The Company has resumed shutoffs for non-payment in New Mexico Water and Hawaii Water and plans to resume shutoffs for non-payment in Cal Water and Washington Water during the second quarter of 2022. The Company has also contemplated funds that the Company received and applied to customer accounts from the California Water and Wastewater Arrearage Payment Program (Program). The Program was created by the California Legislature, is administered by the State Water Resources Control Board and provided relief to community water and wastewater systems for unpaid bills – arrearages – related to the COVID-19 pandemic. Based on the above assessments, the Company adjusted its allowance for credit losses accordingly.
The following table presents the activity in the allowance for credit losses for the 3-month period ended March 31, 2022 and 12-month period ended December 31, 2021:

Allowance for credit losses	March 31, 2022	December 31, 2021
Beginning balance	$3,743	$5,246
Provision for credit loss expense	1,548	1,088
Write-offs	(234)	(3,113)
Recoveries	103	522
Total ending allowance balance	$5,160	$3,743
Cash, Cash Equivalents, and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents, and restricted cash within the Condensed Consolidated Balance Sheets that sum to the total of the same such amounts shown on the Condensed Consolidated Statements of Cash Flows:

	March 31, 2022	December 31, 2021
Cash and cash equivalents	$68,379	$78,380
Restricted cash (included in "taxes, prepaid expenses and other assets")	3,473	2,273
Total cash, cash equivalents, and restricted cash shown in the statements of cash flows	$71,852	$80,653
Adoption of New Accounting Standards
In October of 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. In a business combination, an acquirer generally recognizes assets acquired and liabilities assumed, including contract assets and contract liabilities, at their respective fair value on the acquisition date. ASU 2021-08 requires that in a business combination, an acquirer should recognize and measure contract assets acquired and contract liabilities assumed in a business combination in accordance with Topic 606, Revenue from Contracts with Customers. The guidance provides certain practical expedients for acquirers when recognizing and measuring acquired contract assets and contract liabilities from revenue contracts with customers in a business combination. The guidance is effective for annual reporting periods beginning after December 15, 2022, including interim periods within those fiscal years. ASU 2021-08 should be applied prospectively for acquisitions occurring on or after the effective date of the amendments, and early adoption is permitted. The Company is evaluating the requirements of the guidance to determine the impact on the Company's financial statements and footnote disclosures upon adoption.
Note 3. Stock-based Compensation
The Company's equity incentive plan was approved and amended by stockholders on April 27, 2005 and May 20, 2014. The Company is authorized to issue awards up to 2,000,000 shares of common stock.
During the first three months of 2022, the Company granted Restricted Stock Awards (RSAs) to Officers and to members of the Board of Directors. An RSA share represents a restricted share of the Company's common stock and is valued based on the fair market value of the Company's common stock at the date of grant. RSAs granted to Officers vest over 36 months with the first year cliff vesting. In general, RSAs granted to Board members vest at the end of 12 months. The RSAs are recognized as expense evenly over 36 months for the shares granted to Officers and 12 months for the shares granted to Board members. As of March 31, 2022, there was approximately $3.4 million of total unrecognized compensation cost related to RSAs. The cost is expected to be recognized over a weighted average period of 1.9 years.
A summary of the status of the outstanding RSAs as of March 31, 2022 is presented below:

	Number of RSA Shares	Weighted-Average Grant-Date Fair Value
RSAs at January 1, 2022	62,691	$53.49
Granted	42,057	56.42
Vested	(39,323)	53.73
RSAs at March 31, 2022	65,425	$55.23
During the first three months of 2022, the Company granted performance-based Restricted Stock Units (RSUs) to Officers. An RSU represents the right to receive a share of the Company's common stock. Each award reflects a target number shares of common stock that may be issued to the award recipient. The 2022 awards may be earned upon the completion of a 3-year performance period. Whether RSUs are earned at the end of the performance period will be determined based on the achievement of certain performance objectives set by the Organization and Compensation Committee of the Board of Directors in connection with the issuance of the RSUs. The performance objectives are based on the Company's business plan covering the performance period. The performance objectives include achieving the budgeted return on equity, budgeted investment in utility plant, customer service standards, employee safety standards and water quality standards. Depending on the results achieved during the 3-year performance period, the actual number of shares that a grant recipient receives at the end of the performance period may range from 0% to 200% of the target shares granted, provided that the grantee is continuously employed by the Company through the vesting date. If prior to the vesting date employment is terminated by reason of death, disability or normal retirement, then a pro rata portion of this award will vest. The RSUs are recognized as expense ratably over the 3-year performance period using a fair market value of the Company's common share at the date of grant and an estimated number of RSUs earned during the performance period. As of March 31, 2022, there was approximately $3.6 million of total unrecognized compensation cost related to RSUs. The cost is expected to be recognized over a weighted average period of 2.0 years.
A summary of the status of the outstanding RSUs as of March 31, 2022 is presented below:

	Number of RSU Shares	Weighted-Average Grant-Date Fair Value
RSUs at January 1, 2022	90,942	$52.71
Granted	35,911	56.42
Performance criteria adjustment	12,173	58.63
Vested	(32,913)	58.63
Forfeited	(5,733)	52.83
RSUs at March 31, 2022	100,380	$54.01
The Company has recorded compensation costs for the RSAs and RSUs that are included in administrative and general operating expenses in the amount of $0.5 million and $1.3 million for the three months ended March 31, 2022 and 2021, respectively.

Note 4. Equity
The Company’s changes in total equity for the three months ended March 31, 2022 and 2021 were as follows:

	Three months ended March 31, 2022
	Common Stock		Additional Paid-in Capital	Retained Earnings	Noncontrolling Interests	Total Equity
	Shares	Amount
	(In thousands)
Balance at January 1, 2022	53,716	$537	$651,121	$525,936	$5,386	$1,182,980
Net income (loss)				1,086	(192)	894
Issuance of common stock	85	1	1,106	—		1,107
Repurchase of common stock	(28)	—	(1,674)	—		(1,674)
Dividends paid on common stock ($0.2500 per share)				(13,429)	—	(13,429)
Investment in business with noncontrolling interest			(54)	—	54	—
Balance at March 31, 2022	53,773	538	650,499	513,593	5,248	1,169,878

	Three months ended March 31, 2021
	Common Stock		Additional Paid-in Capital	Retained Earnings	Noncontrolling Interests	Total Equity
	Shares	Amount
	(In thousands)
Balance at January 1, 2021	50,334	$503	$448,632	$472,209	$—	$921,344
Net loss				(3,032)	—	(3,032)
Issuance of common stock	528	5	24,481			24,486
Repurchase of common stock	(27)	—	(1,415)			(1,415)
Dividends paid on common stock ($0.2300 per share)				(11,581)	—	(11,581)
Balance at March 31, 2021	50,835	508	471,698	457,596	—	929,802

Note 5. Earnings (Loss) Per Share of Common Stock
The computations of basic and diluted earnings (loss) per share of common stock are noted in the table below. Basic earnings (loss) per share of common stock is computed by dividing the net income (loss) attributable to California Water Service Group by the weighted average number of common shares outstanding during the period. RSAs are included in the weighted average common shares outstanding because the shares have all the same voting and dividend rights as issued and unrestricted common stock.

	Three Months Ended March 31
	2022	2021
	(In thousands, except per share data)
Net income (loss)	$894	$(3,032)
Net loss attributable to noncontrolling interests	(192)	—
Net income (loss) attributable to California Water Service Group	$1,086	$(3,032)
Weighted average common shares outstanding, basic	53,731	50,440
Weighted average common shares outstanding, dilutive	53,775	50,440
Earnings (loss) per share of common stock - basic	$0.02	$(0.06)
Earnings (loss) per share of common stock - diluted	$0.02	$(0.06)

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

Cash contributions made by the Company to the pension plans were $5.1 million and $9.4 million for the three months ended March 31, 2022 and 2021, respectively. Cash contributions made by the Company to the other postretirement benefit plans were $0.1 million and $1.2 million for the three months ended March 31, 2022 and 2021, respectively. The total 2022 estimated cash contribution to the pension plans and other postretirement benefits plans are expected to be approximately $16.1 million and $0.7 million, respectively.
The following tables list components of net periodic benefit costs for the pension plans and other postretirement benefits. The data listed under “pension plan” includes the qualified pension plan and the non-qualified supplemental executive retirement plan. The data listed under “other benefits” is for all other postretirement benefits.

	Three Months Ended March 31
	Pension Plan		Other Benefits
	2022	2021	2022	2021
Service cost	$9,235	$9,010	$1,683	$1,611
Interest cost	6,329	5,319	1,008	805
Expected return on plan assets	(11,307)	(9,866)	(2,482)	(2,192)
Amortization of prior service cost	242	253	39	49
Recognized net actuarial loss	999	1,924	(228)	(110)
Net periodic benefit cost	$5,498	$6,640	$20	$163

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
The outstanding borrowings on the Company line of credit were $35.0 million as of March 31, 2022 and December 31, 2021. There were $15.0 million and no borrowings on the Cal Water line of credit as of March 31, 2022 and December 31, 2021, respectively. The average borrowing rate for borrowings on the Company and Cal Water lines of credit during the three months ended March 31, 2022 and 2021 was 0.98%.
Note 8. Income Taxes
The Company adjusts its effective tax rate each quarter to be consistent with the estimated annual effective tax rate. The Company also records the tax effect of unusual or infrequently occurring discrete items.
The provision for income taxes is shown in the tables below:

	Three Months Ended March 31
	2022	2021
Income tax (benefit) expense	$(905)	$257

Income tax benefit increased $1.2 million to $0.9 million income tax benefit in the first quarter of 2022 as compared to $0.3 million income tax expense in the first quarter of 2021. The Company’s effective tax rate was 12% before discrete items as of March 31, 2022 and 6.0% as of March 31, 2021. The increase in effective tax rate was primarily due to an increase in state tax benefits from repairs and other deductions partially offset by a decrease in refunds of excess 2017 deferred federal income taxes.
The Company had unrecognized tax benefits of approximately $16.2 million and $14.1 million as of March 31, 2022 and 2021, respectively. Included in the balance of unrecognized tax benefits as of March 31, 2022 and 2021, is $4.1 million and $3.9 million, respectively, of tax benefits that, if recognized, would result in an adjustment to the Company’s effective tax rate. The Company does not expect its unrecognized tax benefits to change significantly within the next 12 months.

Note 9. Regulatory Assets and Liabilities
Regulatory assets and liabilities were comprised of the following as of March 31, 2022 and December 31, 2021:

	Recovery Period	March 31, 2022	December 31, 2021
Regulatory Assets
Pension and retiree group health	Indefinitely	$17,443	$17,607
Property-related temporary differences (tax benefits flowed through to customers)	Indefinitely	130,565	130,565
Other accrued benefits	Indefinitely	24,644	23,280
Net WRAM and MCBA long-term accounts receivable	1 - 2 years	39,013	29,789
Asset retirement obligations, net	Indefinitely	23,467	22,935
Interim rates memorandum account (IRMA) long-term accounts receivable	1 - 3 years	7,972	9,032
Tank coating	10 years	14,347	13,680
Recoverable property losses	Various	3,666	3,843
PCBA	1 year	20,877	21,500
Other components of net periodic benefit cost	Indefinitely	2,091	3,342
General district balancing account receivable	1 year	618	568
Customer assistance program (CAP) and Rate support fund (RSF) accounts receivable	1 year	3,392	5,991
Other regulatory assets	Various	3,482	3,560
Total Regulatory Assets		$291,577	$285,692

Regulatory Liabilities
Future tax benefits due to customers		$134,378	$135,027
Retiree group health		27,294	27,294
HCBA		11,355	9,687
CEBA		7,395	7,206
Net WRAM and MCBA long-term payable		262	143
Other regulatory liabilities		1,143	1,071
Total Regulatory Liabilities		$181,827	$180,428
Short-term regulatory assets and liabilities are excluded from the above table.
The short-term regulatory assets were $68.0 million as of March 31, 2022 and $78.6 million as of December 31, 2021. The short-term regulatory assets as of March 31, 2022 and December 31, 2021 primarily consist of net WRAM and MCBA, IRMA, and PCBA receivables.
The short-term portions of regulatory liabilities were $12.0 million as of March 31, 2022 and $17.5 million as of December 31, 2021. The short-term regulatory liabilities as of March 31, 2022 and December 31, 2021 primarily consist of TCJA and HCBA liabilities.

Note 10. Commitments and Contingencies
Commitments
The Company has significant commitments to purchase water from water wholesalers. The Company also has operating and finance leases for water systems, offices, land easements, licenses, equipment, and other facilities. These commitments and leases are described in the Company's Annual Report on Form 10-K for the year ended December 31, 2021.
As of March 31, 2022, there were no significant changes in these commitments from December 31, 2021.
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
Other Legal Matters
From time to time, the Company is involved in various disputes and litigation matters that arise in the ordinary course of business. The status of each significant matter is reviewed and assessed for potential financial exposure. If the potential loss from any claim or legal proceeding is considered probable and the amount of the range of loss can be estimated, a liability is accrued for the estimated loss in accordance with the accounting standards for contingencies. Legal proceedings are subject to uncertainties, and the outcomes are difficult to predict. Because of such uncertainties, accruals are based on the best information available at the time. While the outcome of these disputes and litigation matters cannot be predicted with any certainty, management does not believe when taking into account existing reserves the ultimate resolution of these matters will materially affect the Company’s financial position, results of operations, or cash flows. As of March 31, 2022 and December 31, 2021, the Company recognized a liability of $5.4 million and $3.5 million, respectively, for known legal matters. The cost of litigation is expensed as incurred and any settlement is first offset against such costs. Any settlement in excess of the cost to litigate is accounted for on a case by case basis, dependent on the nature of the settlement.
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

	March 31, 2022
		Fair Value
	Cost	Level 1	Level 2	Level 3	Total
Long-term debt, including current maturities, net	$1,060,843	—	$1,228,342	—	$1,228,342

	December 31, 2021
		Fair Value
	Cost	Level 1	Level 2	Level 3	Total
Long-term debt, including current maturities, net	$1,060,986	$—	$1,338,831	$—	$1,338,831
Item 2
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Dollar amounts in thousands unless otherwise stated.
FORWARD LOOKING STATEMENTS
This quarterly report, including all documents incorporated by reference, contains forward-looking statements within the meaning established by the Private Securities Litigation Reform Act of 1995 (Act). The forward-looking statements are intended to qualify under provisions of the federal securities laws for "safe harbor" treatment established by the Act. Forward-looking statements in this quarterly report are based on currently available information, expectations, estimates, assumptions and projections, and our management’s beliefs, assumptions, judgments and expectations about us, the water utility industry and general economic conditions, including statements regarding the anticipated impact on our business of the ongoing COVID-19 pandemic and related public health measures. These statements are not statements of historical fact. When used in our documents, statements that are not historical in nature, including words like "will," "would," “expects,” “intends,” “plans,” “believes,” “may,” “estimates,” “assumes,” “anticipates,” “projects,” "progress," “predicts,” "hopes," "targets," “forecasts,” “should,” “seeks,” or variations of these words or similar expressions are intended to identify forward-looking statements. The forward-looking statements are not guarantees of future performance. They are based on numerous assumptions that we believe are reasonable, but they are open to a wide range of uncertainties and business risks. Consequently, actual results may vary materially from what is contained in a forward-looking statement.
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
•the outcome and timeliness of regulatory commissions' actions concerning rate relief and other matters, including with respect to our 2021 GRC filing and our Cost of Capital filing;
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
•our ability to complete, in a timely manner or at all, successfully integrate, and achieve anticipated benefits from announced acquisitions;
•the impact of weather, climate change, natural disasters, and actual or threatened public health emergencies, including disease outbreaks, on our operations, water quality, water availability, water sales and operating results and the adequacy of our emergency preparedness;
•restrictive covenants in or changes to the credit ratings on our current or future debt that could increase our financing costs or affect our ability to borrow, make payments on debt or pay dividends;
•risks associated with expanding our business and operations geographically; and
•the risks set forth in “Risk Factors” included in the Company's Annual Report on Form 10-K for the year ended December 31, 2021.

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
CRITICAL ACCOUNTING ESTIMATES
We maintain our accounting records in accordance with GAAP and as directed by the Commissions to which our operations are subject. The process of preparing financial statements in accordance with GAAP requires the use of estimates on the part of management. The estimates used by management are based on historic experience and an understanding of current facts and circumstances. Management believes that the following accounting policies are critical because they involve a higher degree of complexity and judgment, and can have a material impact on our results of operations, financial condition, and cash flows of the business. These policies and their key characteristics are discussed in detail in the Company's Annual Report on Form 10-K for the year ended December 31, 2021. They include:
•revenue recognition;
•regulated utility accounting;
•income taxes; and
•pension and postretirement health care benefits.

For the three months ended March 31, 2022, there were no changes in the methodology for computing critical accounting estimates, no additional accounting estimates met the standards for critical accounting policies, and there were no material changes to the important assumptions underlying the critical accounting estimates.
COVID-19
During 2021 and for the three months ended March 31, 2022 and through April 28, 2022, the COVID-19 pandemic has not had a significant impact on our business or operations. We have resumed shutoffs for non-payment in New Mexico Water and Hawaii Water and plan to resume shutoffs for non-payment in Cal Water and Washington Water during the second quarter of 2022.
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
RESULTS OF FIRST QUARTER 2022 OPERATIONS
COMPARED TO FIRST QUARTER 2021 OPERATIONS
Dollar amounts in thousands unless otherwise stated
Overview
Net Income Attributable to California Water Service Group
Net income attributable to California Water Service Group for the first quarter of 2022 was $1.1 million or $0.02 earnings per diluted common share, compared to net loss attributable to California Water Service Group of $3.0 million or $0.06 loss per diluted common share for the first quarter of 2021.
The $4.1 million increase in net income attributable to California Water Service Group was driven primarily by general rate increases of $5.2 million, an operating revenue increase of $2.7 million from prior year acquisitions, a change in deferred revenue added $1.8 million to net operating income, and an income tax benefit increase of $1.3 million. These positive factors were partially offset by increases in employee wage costs of $2.2 million, depreciation and amortization expenses of $1.8 million, and interest expense of $1.0 million.
Additionally, certain factors outside the Company’s immediate control impacted net income attributable to the Company, including a $3.3 million decrease in value of non-qualified benefit plan investments partially offset by a $2.3 million increase in accrued unbilled revenue.
Operating Revenue
Operating revenue increased $25.3 million, or 17.1%, to $173.0 million in the first quarter of 2022 as compared to the first quarter of 2021, with such change attributed to the following:

Net change due to WRAM, rate changes, usage, and other (1)	$11,494
MCBA Revenue (2)	4,235
Other balancing account revenue (3)	103
Deferral of revenue (4)	9,425
Net operating revenue increase	$25,257
1.The net change due to WRAM, rate changes, usage, and other in the above table was primarily driven by rate increases, the components of which are set forth in the table below, a $2.7 million increase in operating revenue from prior year acquisitions, and a $2.3 million increase in accrued unbilled revenue.

Escalation rate increases	3,852
Purchased water and pump tax offsets	1,314
Rate base offsets	27
Total increase in rates	$5,193

2.MCBA revenue is the variance between adopted water production costs and actual water production costs. For the first quarter of 2022, we recognized an increase of $8.3 million of MCBA revenue as compared to an increase to revenue of $4.1 million for the first quarter 2021. The MCBA revenue increase in the first three months of 2022 as compared to the first three months of 2021 resulted from an increase in actual water production costs relative to adopted water production costs, due to a 7% increase in purchased water production.
3.The other balancing account revenue consists of the pension, conservation and health care balancing account revenues. Pension and conservation balancing account revenues are the differences between actual expenses and adopted rate recovery. Health care balancing account revenue is 85% of the difference between actual health care expenses and adopted rate recovery. For the first three months of 2022, we recognized a net decrease to revenue of $2.1 million for these balancing accounts as compared to a net decrease of $2.2 million of revenue for the first three months of 2021. The year-over-year increase in revenue was primarily due to an increase in actual conservation and health care expenses relative to adopted partially offset by a decrease in actual pension expenses relative to adopted.
4.The deferral of revenue consists of amounts that are expected to be collected from customers beyond 24 months following the end of the accounting period in which these revenues were recorded. The deferral decreased in the first quarter of 2022 as compared to the first quarter of 2021 due to a decrease in the balancing account revenue expected to be collected beyond 24 months.
Total Operating Expenses
Total operating expenses increased $19.1 million, or 13.2%, to $163.9 million in the first quarter of 2022, as compared to $144.8 million in the first quarter of 2021.
Water production cost consists of purchased water, purchased power, and pump taxes. It represents the largest component of total operating expenses, accounting for approximately 37.6% of total operating expenses for the first quarter of 2022, as compared to 37.9% of total operating expenses for the first quarter of 2021. Water production costs increased 12.2% in the first quarter of 2022 as compared to the same period last year primarily due to increases in purchased water quantities and an increase in rates from our purchased water wholesalers.
Sources of water as a percent of total water production are listed in the following table:

	Three Months Ended March 31
	2022	2021
Well production	49%	47%
Purchased	50%	48%
Surface	1%	5%
Total	100%	100%
The components of water production costs are shown in the table below:

	Three Months Ended March 31
	2022	2021	Change
Purchased water	$48,792	$44,765	$4,027
Purchased power	8,399	6,504	1,895
Pump taxes	4,347	3,557	790
Total	$61,538	$54,826	$6,712
Administrative and general and other operations expenses increased $11.0 million, or 22.7%, to $59.3 million in the first quarter of 2022, as compared to $48.3 million in the first quarter of 2021. The increase was primarily due to an increase in the costs associated with the reduction of deferred revenue of $7.7 million, employee labor costs of $2.1 million, outside legal and consulting service costs of $0.9 million, and employee health care costs of $0.8 million. Changes in conservation program expense, employee pension benefits, and employee and retiree medical costs for regulated California operations generally do not affect net income, as the Company has been allowed by the CPUC to record these costs in balancing accounts for future recovery, creating a corresponding change to revenue.
Maintenance expense increased $0.5 million, or 8.5%, to $7.3 million in the first quarter of 2022, as compared to $6.8 million in the first quarter of 2021, due to repairs of facilities and equipment.

Depreciation and amortization expense increased $1.8 million, or 6.4%, to $28.8 million in the first quarter of 2022, as compared to $27.0 million in the first quarter of 2021, mostly due to utility plant placed in service in 2021.
Income tax benefit increased $1.3 million, resulting in a $1.4 million tax benefit in the first quarter of 2022, as compared to a $0.1 million income tax benefit in the first quarter of 2021. The increase was primarily due to an increase in the tax benefit from the flow-through method of accounting for “repairs” deductions on state corporate income tax filings and resolution of a prior year Hawaii Water GRC deferred tax asset issue. These tax benefits were partially offset by a decrease in customer refunds of excess deferred federal income taxes.
Property and other taxes increased $0.4 million to $8.4 million in the first quarter of 2022, as compared to $8.0 million in the same period of 2021, mostly due to an increase in assessed property values for utility plant in service.
Other Income and Expenses
Net other income decreased $1.3 million to $2.7 million in the first quarter of 2022, as compared to a net other income of $4.0 million in the first quarter of 2021, due primarily to a $3.3 million decrease in the value of non-qualified benefit plan investments, which was partially offset by a $1.0 million increase in other components of net periodic benefit credit, a $0.4 million increase in allowance for equity funds used during construction, and a $0.4 million gain on company owned life insurance.
Interest Expense
Net interest expense increased $1.0 million, or 10.1%, to $10.9 million in the first quarter of 2022, as compared to $9.9 million in the first quarter of 2021. The increase was due primarily to an increase in financing to support the capital investment program.
REGULATORY MATTERS
2021 California Regulatory Activity
2021 GRC Filing
California Public Advocates Office reviewed Cal Water's 2021 GRC filing and submitted its report in February 2022. Cal Water reviewed California Public Advocates Office recommendations, evaluated the validity of the underlying data, and composed and filed rebuttal testimony with the CPUC in April 2022. Settlement negotiations with the California Public Advocates Office and intervenors began in the second quarter of 2022 and evidentiary hearings are also scheduled for the second quarter of 2022. Any rate change resulting from this filing is not expected to be effective until January 1, 2023 at the earliest.
2021 Cost of Capital Application
On May 3, 2021, Cal Water filed its required application with the CPUC to review its cost of capital for 2022 through 2024. Cal Water currently has an approved return on equity of 9.2%, a cost of debt of 5.51%, and a 53.4% equity capital structure. Cal Water requested a return on equity of 10.35%, a cost of debt of 4.23%, and a 53.4% equity capital structure. The California Public Advocates Office recommends a return on equity of 7.81%, a cost of debt of 4.23%, and a 49.4% equity capital structure The CPUC will evaluate the proposal along with proposals of other parties, and in accordance with its standard process, is currently expected to issue a decision in the latter half of 2022.
California Drought Memorandum Account (DRMA)
In June 2021, Cal Water submitted advice letters to request a DRMA to track the incremental operational and administrative costs incurred to further implement updated Rule 14.1 for voluntary conservation measures and Schedule 14.1 for implementation of our Water Shortage Contingency Plan, including activities related to enhanced conservation efforts, staffing, and capital expenditures to ensure a safe, reliable supply of water. The DRMA would also track monies paid by customers for fines, penalties, or other compliance measures associated with water use violations; and penalties paid by Cal Water to its water wholesalers. The DRMA was approved by the CPUC with an effective date of June 14, 2021. Cal Water has incurred $0.8 million of cumulative DRMA related costs, of which $0.2 million was incurred in the first three months of 2022.
The California State Governor has issued a drought declaration for all California counties through five State of Emergency Proclamations with the most recent on October 19, 2021. Given these drought proclamations and current water usage levels in Bakersfield, Bay Area Region, Bear Gulch, Dominguez, East Los Angeles, Hermosa Redondo, Kern River Valley, Livermore, Los Altos, Visalia, Palos Verdes, and Westlake, Cal Water has activated Stage 2 of the “Water Use Restrictions of its Water Shortage Contingency Plan” of Schedule 14.1 for these 12 service areas.

In Stage 1, irrigating ornamental landscape with potable water is prohibited during the hours of 8:00 a.m. and 6:00 p.m. For Stage 2, irrigating ornamental landscapes with potable water is limited to no more than three days per week as well as prohibited during the hours of 8:00 a.m. and 6:00 p.m. In addition this stage states that new connections may not install single-pass cooling systems for air conditioning or other cooling system applications unless required for health or safety reasons.
Escalation Increase Requests
As part of the decision on the 2018 GRC, Cal Water was authorized to request annual escalation rate increases for 2022 for those districts that passed the earnings test. In November of 2021, Cal Water requested escalation rate increases for 2022 in 19 of its regulated districts. The increase in annual adopted gross revenue associated with the November 2021 filing was $21.7 million. The new rates were implemented on January 1, 2022.
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
In March of 2022, Cal Water submitted an advice letter to recover $0.1 million of annual revenue increase for a rate base offset in one of its regulated districts. The new rates were implemented on April 15, 2022.
WRAM/MCBA Filings
In April of 2022, Cal Water submitted an advice letter to true up the revenue under-collections for the 2021 annual WRAMs/MCBAs of its regulated districts. A net under-collection of $54.1 million is being recovered/refunded from/to customers in the form of 12, 18, and greater-than-18-month surcharges and 12 month surcredits. The new rates incorporate net WRAM/MCBA balances that were previously approved for recovery and were implemented on April 15, 2022.
Regulatory Activity - Other States
Kona Water Service Company GRC (Hawaii Water)
In May of 2021, Hawaii Water submitted a private letter ruling (PLR) to the IRS requesting a ruling on the treatment of deferred taxes because of the TCJA. A favorable decision on the PLR was received on November 18, 2021. The Consumer Advocates and Hawaii Water submitted a joint stipulation to the Hawaii Public Utility Commission (HPUC) incorporating the PLR into revised water rates on March 2, 2022. Hawaii Water is awaiting approval from the HPUC.
LIQUIDITY
Cash flow from Operations
Cash flow from operations for the first three months of 2022 was $54.2 million compared to $30.0 million for the same period in 2021. The increase in the first three months of 2022 as compared to 2021 was primarily due to receipt of $20.8 million from the Water Arrearages Payment Program. Cash generated by operations varies during the year due to customer billings, and timing of collections and contributions to our benefit plans.
During the first three months of 2022, we made contributions of $5.1 million to our employee pension plan compared to contributions of $9.4 million during the first three months of 2021. During the first three months of 2022, we made contributions of $0.1 million to the other postretirement benefit plans compared to contributions of $1.2 million during the first three months of 2021. The full-year 2022 estimated cash contribution to the pension plans and other postretirement benefits plans are expected to be approximately $16.1 million and $0.7 million, respectively.
The water business is seasonal. Billed revenue is lower in the cool, wet winter months when less water is used compared to the warm, dry summer months when water use is highest. This seasonality results in the possible need for short-term borrowings under the unsecured revolving credit facilities in the event cash is not available to cover operating and utility plant costs during the winter period. The increase in cash flows during the summer allows short-term borrowings to be paid down. Customer water usage can be lower than normal in drought years and when greater-than-normal precipitation falls in our service areas or temperatures are lower than normal, especially in the summer months. Aged accounts receivable past due more than 60 days decreased from $26.2 million as of December 31, 2021 to $15.3 million as of March 31, 2022 mostly due to the application of $16.6 million of Program funds.
Investing Activities
During the first three months of 2022 and 2021, we used $68.5 million and $66.8 million, respectively, of cash for Company-funded and developer-funded utility plant expenditures. Annual expenditures fluctuate each year due to the availability of construction resources and our ability to obtain construction permits in a timely manner. For 2022, the Company's capital program will be dependent in part on the timing and nature of regulatory approvals in connection with Cal Water's 2021 GRC filing. The Company proposed to the CPUC spending $1.0 billion on water infrastructure investments in 2022-2024. Capital expenditures in California are evaluated in the context of the pending GRC and may change as the case moves forward.
Financing Activities
Net cash provided by financing activities was $5.7 million during the first three months of 2022 compared to $78.8 million of net cash provided by financing activities for the same period in 2021. For 2022, this includes our issuance of $0.6 million of common stock through our employee stock purchase plan. For 2021, this includes our issuance of $22.7 million of Company common stock through our at-the-market equity program and $0.5 million through our employee stock purchase plan.
During the first three months of 2022 and 2021, we borrowed $30.0 million and $105.0 million, respectively, on our unsecured revolving credit facilities. We made a repayment on our unsecured revolving credit facilities of $15.0 million and $40.0 million during the first three months of 2022 and 2021, respectively.
The net WRAM and MCBA receivable balances were $79.6 million and $69.7 million as of March 31, 2022 and 2021, respectively. The receivable balances were primarily financed by Cal Water using short-term and long-term financing arrangements to meet operational cash requirements. Interest on the receivable balances, which represents the interest recoverable from customers, is limited to the then-current 90-day commercial paper rates which typically are significantly lower than Cal Water’s short and long-term financing rates.
Short-Term and Long-Term Financing
During the first three months of 2022, we utilized cash generated from operations and borrowings on the unsecured revolving credit facilities to fund operations and capital investments.
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
As of March 31, 2022 and December 31, 2021, there were short-term borrowings of $50.0 million and $35.0 million, respectively, outstanding on the unsecured revolving credit facilities.
Given our ability to access our lines of credit on a daily basis, cash balances are managed to levels required for daily cash needs and excess cash is invested in short-term or cash equivalent instruments. Minimal operating levels of cash are maintained for Washington Water, New Mexico Water, Hawaii Water and Texas Water.
Both short-term credit agreements contain affirmative and negative covenants and events of default customary for credit facilities of this type including, among other things, limitations and prohibitions relating to additional indebtedness, liens, mergers, and asset sales. Also, these unsecured credit agreements contain financial covenants governing the Company and its subsidiaries’ consolidated total capitalization ratio not to exceed 66.7% and an interest coverage ratio of three or more. As of March 31, 2022, we are in compliance with all of the covenant requirements and are eligible to use the full amount of the undrawn portion of our unsecured revolving credit facilities.

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
Equity Issuance
We expect to renew our at-the-market equity program in the near term, with a planned size of up to $350.0 million over three years. We intend to use proceeds from sales under this program for general corporate purposes.
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

Summarized Statement of Operations
(in thousands)	Three Months Ended March 31, 2022		Twelve Months Ended December 31, 2021
	Issuer	Guarantor	Issuer	Guarantor
Net sales	$158,034	$—	$727,149	$—
Gross profit	$99,958	$—	$462,301	$—
Income from operations	$9,386	$9	$121,231	$181
Equity in earnings of guarantor	$—	$535	$—	$99,912
Net income	$804	$894	$94,313	$100,979

Summarized Balance Sheet Information
(in thousands)	As of March 31, 2022		As of December 31, 2021
	Issuer	Guarantor	Issuer	Guarantor
Current assets	$227,117	$16,476	$251,573	$20,077
Intercompany receivable from Non-guarantors	$1,606	$31,896	$3,810	$31,449
Other assets	$434,424	$979,275	$431,137	$991,173
Long-term intercompany receivable from Non-guarantors	$—	$33,806	$—	$34,216
Net utility plant	$2,666,190	$—	$2,625,092	$24
Total assets	$3,329,337	$1,061,453	$3,311,612	$1,076,939

Current liabilities	$238,231	$35,062	$211,915	$35,019
Intercompany payable to Non-guarantors	$480	$1	$361	$—
Long-term debt	$1,055,383	$—	$1,055,538	$—
Other liabilities	$1,050,983	$2,285	$1,046,647	$2,146
Total Liabilities	$2,345,077	$37,348	$2,314,461	$37,165

Dividends
During the first three months of 2022, our quarterly common stock dividend payments were $0.2500 per share compared to $0.2300 per share during the first three months of 2021. For the full year 2021, the payout ratio was 46.9% of net income. On a long-term basis, our goal is to achieve a dividend payout ratio of 60% of net income accomplished through future earnings growth.
At the April 27, 2022 meeting, the Company's Board of Directors declared the second quarter dividend of $0.2500 per share payable on May 20, 2022, to stockholders of record on May 9, 2022. This was our 309th consecutive quarterly dividend.
2022 Financing Plan
We intend to fund our utility plant needs in future periods through a relatively balanced approach between long-term debt and equity. The Company and Cal Water have a syndicated unsecured revolving line of credit of $150.0 million and $400.0 million, respectively, for short-term borrowings. As of March 31, 2022, the Company’s and Cal Water’s availability on these unsecured revolving lines of credit was $115.0 million and $385.0 million, respectively.
Book Value and Stockholders of Record
Book value per common share was $21.66 at March 31, 2022 compared to $22.02 at December 31, 2021. There were approximately 1,903 stockholders of record for our common stock as of February 7, 2022.
Utility Plant Expenditures
During the first three months of 2022, utility plant expenditures totaled $68.5 million for Company-funded and developer-funded projects. For 2022, the Company's capital program will be dependent in part on the timing and nature of regulatory approvals in connection with Cal Water's 2021 GRC filing. The Company proposed to the CPUC spending $1.0 billion on water infrastructure investments in 2022-2024. Capital expenditures in California are evaluated in the context of the pending GRC and may change as the case moves forward.
As of March 31, 2022, construction work in progress was $251.8 million. Construction work in progress includes projects that are under construction but not yet complete and placed in service.
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
Historically, approximately half of our annual water supply is pumped from wells. State groundwater management agencies operate differently in each state. Some of our wells extract ground water from water basins under state ordinances. These are adjudicated groundwater basins, in which a court has settled the dispute between landowners, or other parties over how much annual groundwater can be extracted by each party. All of our adjudicated groundwater basins are located in the State of California. Our annual groundwater extraction from adjudicated groundwater basins approximates 5.4 billion gallons or 10.3% of our total annual water supply pumped from wells. Historically, we have extracted less than 100% of our annual adjudicated groundwater rights and have the right to carry forward up to 20% of the unused amount to the next annual period. All of our remaining wells extract ground water from managed or unmanaged water basins. There are no set limits for the ground water extracted from these water basins. Our annual groundwater extraction from managed groundwater basins approximates 32.1 billion gallons or 61.1% of our total annual water supply pumped from wells. Our annual groundwater extraction from unmanaged groundwater basins approximates 15.0 billion gallons or 28.6% of our total annual water supply pumped from wells. Most of the managed groundwater basins we extract water from have groundwater recharge facilities. We are required to financially support these groundwater recharge facilities by paying well pump taxes. Our well pump taxes were $4.3 million and $3.6 million for the three months ended March 31, 2022 and 2021, respectively. In 2014, the State of California enacted the Sustainable Groundwater Management Act of 2014. The law and its implementing regulations require most basins to select a sustainability agency by 2017, develop a sustainability plan by 2022, and show progress toward sustainability by 2027. We expect that after the act's provisions are fully implemented, substantially all the Company's California groundwater will be produced from sustainably managed and adjudicated basins.

California's normal weather pattern yields little precipitation between mid-spring and mid-fall. The Washington Water service areas receive precipitation in all seasons, with the heaviest amounts during the winter. New Mexico Water's rainfall is heaviest in the summer monsoon season. Hawaii Water receives precipitation throughout the year, with the largest amounts in the winter months. Water usage in all service areas is highest during the warm and dry summers and declines in the cool winter months. Rain and snow during the winter months in California replenish underground water aquifers and fill reservoirs, providing the water supply for subsequent delivery to customers. As of March 31, 2022, the State of California snowpack water content during the 2021-2022 water year is 30% of long-term averages (per the California Department of Water Resources, Northern Sierra Precipitation Accumulation report). The northern Sierra region is the most important for the state’s urban water supplies. The central and southern portions of the Sierras have recorded 43% and 44%, respectively, of long-term averages. Management believes that, notwithstanding lower-than-average snowpack water content, supply pumped from underground aquifers and purchased from wholesale suppliers will be adequate to meet customer demand during 2022 and thereafter. Long-term water supply plans are developed for each of our districts to help assure an adequate water supply under various operating and supply conditions. Some districts have unique challenges in meeting water quality standards, but management believes that supplies will meet current standards using currently available treatment processes.
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
CONTRACTUAL OBLIGATIONS
During the three months ended March 31, 2022, there were no material changes in contractual obligations outside the normal course of business.

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
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2022. Based on that evaluation, we concluded that our disclosure controls and procedures were effective at the reasonable assurance level.
(b) Changes to Internal Control over Financial Reporting
There was no change in our internal controls over financial reporting that occurred during the quarter ended March 31, 2022, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.
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
Item 1A.
RISK FACTORS
There have been no material changes to the Company’s risk factors set forth in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year-ended December 31, 2021 filed with the SEC on February 24, 2022.

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

CALIFORNIA WATER SERVICE GROUP
Registrant

April 28, 2022	By:	/s/ Thomas F. Smegal III
Thomas F. Smegal III
Vice President,
Chief Financial Officer and Treasurer
(Principal Financial Officer)