Form 10-Q
period 2022-06-30
CALIFORNIA WATER SERVICE GROUP
filed 2022-07-28
CIK 1035201

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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

As of June 30, 2022 — there were approximately 54,356,000 shares of common stock outstanding.

PART I FINANCIAL INFORMATION
Item 1.
FINANCIAL STATEMENTS
The condensed consolidated financial statements presented in this filing on Form 10-Q have been prepared by management and are unaudited.
CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited (In thousands, except per share data)

	June 30, 2022	December 31, 2021
ASSETS
Utility plant:
Utility plant	$4,341,433	$4,197,344
Less accumulated depreciation and amortization	(1,406,757)	(1,350,482)
Net utility plant	2,934,676	2,846,862
Current assets:
Cash and cash equivalents	61,749	78,380
Receivables:
Customers, net	68,404	60,785
Regulatory balancing accounts	56,625	78,597
Other, net	19,803	18,452
Unbilled revenue, net	38,796	32,760
Materials and supplies at weighted average cost	10,567	9,511
Taxes, prepaid expenses, and other assets	20,708	21,973
Total current assets	276,652	300,458
Other assets:
Regulatory assets	287,625	285,692
Goodwill	36,814	36,814
Other assets	146,985	153,445
Total other assets	471,424	475,951
TOTAL ASSETS	$3,682,752	$3,623,271
CAPITALIZATION AND LIABILITIES
Capitalization:
Common stock, $0.01 par value; 68,000 shares authorized, 54,356 and 53,716 outstanding in 2022 and 2021, respectively	$544	$537
Additional paid-in capital	682,353	651,121
Retained earnings	519,625	525,936
Noncontrolling interests	4,784	5,386
Total equity	1,207,306	1,182,980
Long-term debt, net	1,054,170	1,055,794
Total capitalization	2,261,476	2,238,774
Current liabilities:
Current maturities of long-term debt, net	5,783	5,192
Short-term borrowings	70,000	35,000
Accounts payable	139,732	144,369
Regulatory balancing accounts	9,627	17,547
Accrued interest	6,740	6,542
Accrued expenses and other liabilities	54,201	47,926
Total current liabilities	286,083	256,576
Deferred income taxes	300,489	298,945
Pension	94,796	92,287
Regulatory liabilities and other	254,109	252,938
Advances for construction	198,674	198,086
Contributions in aid of construction	287,125	285,665
Commitments and contingencies (Note 10)
TOTAL CAPITALIZATION AND LIABILITIES	$3,682,752	$3,623,271
See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited (In thousands, except per share data)

For the three months ended	June 30, 2022	June 30, 2021
Operating revenue	$206,194	$213,123
Operating expenses:
Operations:
Water production costs	70,907	74,911
Administrative and general	32,686	31,756
Other operations	29,417	20,720
Maintenance	7,615	6,610
Depreciation and amortization	28,773	27,237
Income taxes	1,454	1,972
Property and other taxes	8,053	7,671
Total operating expenses	178,905	170,877
Net operating income	27,289	42,246
Other income and expenses:
Non-regulated revenue	7,002	5,374
Non-regulated expenses	(8,541)	(1,815)
Other components of net periodic benefit credit	3,765	2,688
Allowance for equity funds used during construction	1,042	848
Income tax expense on other income and expenses	(345)	(512)
Net other income	2,923	6,583
Interest expense:
Interest expense	11,586	11,206
Allowance for borrowed funds used during construction	(589)	(453)
Net interest expense	10,997	10,753
Net income	19,215	38,076
Net loss attributable to noncontrolling interests	(269)	(149)
Net income attributable to California Water Service Group	$19,484	$38,225
Earnings per share of common stock:
Basic	$0.36	$0.75
Diluted	0.36	0.75
Weighted average shares outstanding:
Basic	54,007	51,080
Diluted	54,042	51,080
 See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited (In thousands, except per share data)

For the six months ended	June 30, 2022	June 30, 2021
Operating revenue	$379,187	$360,860
Operating expenses:
Operations:
Water production costs	132,445	129,737
Administrative and general	66,097	62,125
Other operations	55,269	38,632
Maintenance	14,956	13,379
Depreciation and amortization	57,543	54,284
Income taxes	37	1,871
Property and other taxes	16,413	15,667
Total operating expenses	342,760	315,695
Net operating income	36,427	45,165
Other income and expenses:
Non-regulated revenue	12,199	10,946
Non-regulated expenses	(15,527)	(6,575)
Other components of net periodic benefit credit	7,779	5,667
Allowance for equity funds used during construction	2,017	1,392
Income tax expense on other income and expenses	(857)	(870)
Net other income	5,611	10,560
Interest expense:
Interest expense	23,081	21,428
Allowance for borrowed funds used during construction	(1,152)	(747)
Net interest expense	21,929	20,681
Net income	20,109	35,044
Net loss attributable to noncontrolling interests	(461)	(149)
Net income attributable to California Water Service Group	$20,570	$35,193
Earnings per share of common stock:
Basic	$0.38	$0.69
Diluted	0.38	0.69
Weighted average shares outstanding:
Basic	53,870	50,762
Diluted	53,918	50,762
 See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited (In thousands)

For the six months ended	June 30, 2022	June 30, 2021
Operating activities:
Net income	$20,109	$35,044
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	58,932	55,733
Change in value of life insurance contracts	7,169	(2,275)
Allowance for equity funds used during construction	(2,017)	(1,392)
Changes in operating assets and liabilities:
Receivables and unbilled revenue	(31,513)	(23,187)
Water Arrearages Payment Program	20,836	—
Accounts payable	(11,116)	(4,859)
Other current assets	418	(2,581)
Other current liabilities	316	3,075
Other changes in noncurrent assets and liabilities	26,776	8,092
Net cash provided by operating activities	89,910	67,650
Investing activities:
Utility plant expenditures	(144,588)	(138,522)
Life insurance proceeds	6,688	—
Purchase of life insurance contracts	(6,688)	—
Business acquisition, net of cash acquired	—	(6,451)
Asset acquisition	(6,319)	—
Return of investment	—	1,000
Net cash used in investing activities	(150,907)	(143,973)
Financing activities:
Short-term borrowings	55,000	125,000
Repayment of short-term borrowings	(20,000)	(350,000)
Issuance of long-term debt, net of debt issuance costs of $0 for 2022 and $1,064 for 2021	—	278,936
Repayment of long-term debt	(1,313)	(1,272)
Advances and contributions in aid of construction	13,142	13,953
Refunds of advances for construction	(4,508)	(5,722)
Repurchase of common stock	(1,786)	(1,524)
Issuance of common stock	31,268	62,603
Dividends paid	(26,881)	(23,283)
Distribution to noncontrolling interest	(348)	—
Net cash provided by financing activities	44,574	98,691
Change in cash, cash equivalents, and restricted cash	(16,423)	22,368
Cash, cash equivalents, and restricted cash at beginning of period	80,653	45,129
Cash, cash equivalents, and restricted cash at end of period	$64,230	$67,497
Supplemental information:
Cash paid for interest (net of amounts capitalized)	$18,618	$19,554
Supplemental disclosure of non-cash activities:
Accrued payables for investments in utility plant	$56,522	$53,325
Utility plant contribution by developers	$9,866	$13,563
 See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

CALIFORNIA WATER SERVICE GROUP
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2022
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
Noncontrolling Interests
Noncontrolling interests in the Company’s condensed consolidated financial statements represents a 15% interest not owned by Texas Water in a consolidated subsidiary. Texas Water obtained control over the subsidiary on May 1, 2021. Since the Company controls this subsidiary, its financial statements are consolidated with those of the Company, and the noncontrolling owner’s 15% share of the subsidiary’s net assets and results of operations is deducted and reported as noncontrolling interests on the condensed consolidated balance sheet and as net income or loss attributable to noncontrolling interests in the condensed consolidated statement of operations. The Company reports noncontrolling interests in consolidated entities as a component of equity separate from the Company’s equity. The Company’s net income attributable to California Water Service Group excludes a net loss attributable to the noncontrolling interests.

Note 2. Summary of Significant Accounting Policies
Operating revenue
The following tables disaggregate the Company’s operating revenue by source for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30
	2022	2021
Revenue from contracts with customers	$198,660	$212,457
Regulatory balancing account revenue	7,534	666
Total operating revenue	$206,194	$213,123

	Six Months Ended June 30
	2022	2021
Revenue from contracts with customers	$357,592	$358,985
Regulatory balancing account revenue	21,595	1,875
Total operating revenue	$379,187	$360,860
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

In the following tables, revenue from contracts with customers is disaggregated by class of customers for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30
	2022	2021
Residential	$132,831	$134,971
Business	39,278	35,730
Industrial	6,314	6,019
Public authorities	10,884	10,358
Other (a)	9,353	25,379
Total revenue from contracts with customers	$198,660	$212,457

	Six Months Ended June 30
	2022	2021
Residential	$239,390	$236,342
Business	71,441	63,452
Industrial	12,087	12,062
Public authorities	17,869	16,760
Other (a)	16,805	30,369
Total revenue from contracts with customers	$357,592	$358,985
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

Non-regulated Revenue
The following tables disaggregate the Company’s non-regulated revenue by source for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30
	2022	2021
Operating and maintenance revenue	$3,233	$3,925
Other non-regulated revenue	3,081	796
Non-regulated revenue from contracts with customers	6,314	4,721
Lease revenue	688	653
Total non-regulated revenue	$7,002	$5,374

	Six Months Ended June 30
	2022	2021
Operating and maintenance revenue	$6,638	$8,013
Other non-regulated revenue	4,231	1,655
Non-regulated revenue from contracts with customers	10,869	9,668
Lease revenue	1,330	1,278
Total non-regulated revenue	$12,199	$10,946
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
Other non-regulated revenue primarily relates to services for the design and installation of water mains and other water infrastructure for customers outside the regulated service areas and insurance program administration. During the first six months of 2022, the Company recorded a gain of $2.7 million related to company owned life insurance.
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
The Company reviewed its allowance for credit losses utilizing a quantitative assessment, which included trend analysis of customer billing and collection, aging by customer class, and unemployment rates since the outbreak of COVID-19 in the first quarter of 2020. The Company also utilized a qualitative assessment, which considered the future collectability on customer outstanding balances, management's estimate of the cash recovery, and a general assessment of the economic conditions of the locations the Company serves due to the outbreak of COVID-19. The Company has resumed the process for shutoffs for non-payment in all of the Company's regulated utilities. The Company received and applied funds to customer accounts from the California Water and Wastewater Arrearage Payment Program (Program). The Program was created by the California Legislature, is administered by the State Water Resources Control Board and provided relief to community water and wastewater systems for unpaid bills – arrearages – related to the COVID-19 pandemic. Based on the above assessments, the Company adjusted its allowance for credit losses accordingly.
The following table presents the activity in the allowance for credit losses for the 6-month period ended June 30, 2022 and 12-month period ended December 31, 2021:

Allowance for credit losses	June 30, 2022	December 31, 2021
Beginning balance	$3,743	$5,246
Provision for credit loss expense	4,043	1,088
Write-offs	(1,260)	(3,113)
Recoveries	180	522
Total ending allowance balance	$6,706	$3,743
Cash, Cash Equivalents, and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents, and restricted cash within the Condensed Consolidated Balance Sheets that sum to the total of the same such amounts shown on the Condensed Consolidated Statements of Cash Flows:

	June 30, 2022	December 31, 2021
Cash and cash equivalents	$61,749	$78,380
Restricted cash (included in "taxes, prepaid expenses and other assets")	2,481	2,273
Total cash, cash equivalents, and restricted cash shown in the statements of cash flows	$64,230	$80,653
Accounting Standards Issued But Not Yet Adopted
In October of 2021, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. In a business combination, an acquirer generally recognizes assets acquired and liabilities assumed, including contract assets and contract liabilities, at their respective fair value on the acquisition date. ASU 2021-08 requires that in a business combination, an acquirer should recognize and measure contract assets acquired and contract liabilities assumed in a business combination in accordance with Topic 606, Revenue from Contracts with Customers. The guidance provides certain practical expedients for acquirers when recognizing and measuring acquired contract assets and contract liabilities from revenue contracts with customers in a business combination. The guidance is effective for annual reporting periods beginning after December 15, 2022, including interim periods within those fiscal years. ASU 2021-08 should be applied prospectively for acquisitions occurring on or after the effective date of the amendments, and early adoption is permitted. The Company does not expect that the guidance will have a material impact on the Company's financial statements and footnote disclosures upon adoption.
Note 3. Stock-based Compensation
The Company's equity incentive plan was approved and amended by stockholders on April 27, 2005 and May 20, 2014, respectively. The Company is authorized to issue awards up to 2,000,000 shares of common stock.
During the first six months of 2022, the Company granted Restricted Stock Awards (RSAs) to Officers and to members of the Board of Directors. An RSA share represents a restricted share of the Company's common stock and is valued based on the fair market value of the Company's common stock at the date of grant. RSAs granted to Officers vest over 36 months with the first year cliff vesting. In general, RSAs granted to Board members vest at the end of 12 months. The RSAs are recognized as expense evenly over 36 months for the shares granted to Officers and 12 months for the shares granted to Board members. As of June 30, 2022, there was approximately $2.9 million of total unrecognized compensation cost related to RSAs. The cost is expected to be recognized over a weighted average period of 1.8 years.

A summary of the status of the outstanding RSAs as of June 30, 2022 is presented below:

	Number of RSA Shares	Weighted-Average Grant-Date Fair Value
RSAs at January 1, 2022	62,691	$53.49
Granted	42,057	56.42
Vested	(43,219)	53.63
RSAs at June 30, 2022	61,529	$55.40
During the first six months of 2022, the Company granted performance-based Restricted Stock Units (RSUs) to Officers. An RSU represents the right to receive a share of the Company's common stock. Each award reflects a target number shares of common stock that may be issued to the award recipient. The 2022 awards may be earned upon the completion of a 3-year performance period. Whether RSUs are earned at the end of the performance period will be determined based on the achievement of certain performance objectives set by the Organization and Compensation Committee of the Board of Directors in connection with the issuance of the RSUs. The performance objectives are based on the Company's business plan covering the performance period. The performance objectives include achieving the budgeted return on equity, budgeted investment in utility plant, customer service standards, employee safety standards and water quality standards. Depending on the results achieved during the 3-year performance period, the actual number of shares that a grant recipient receives at the end of the performance period may range from 0% to 200% of the target shares granted, provided that the grantee is continuously employed by the Company through the vesting date. If prior to the vesting date employment is terminated by reason of death, disability or normal retirement, then a pro rata portion of this award will vest. The RSUs are recognized as expense ratably over the 3-year performance period using a fair market value of the Company's common share at the date of grant and an estimated number of RSUs earned during the performance period. As of June 30, 2022, there was approximately $3.1 million of total unrecognized compensation cost related to RSUs. The cost is expected to be recognized over a weighted average period of 1.7 years.
A summary of the status of the outstanding RSUs as of June 30, 2022 is presented below:

	Number of RSU Shares	Weighted-Average Grant-Date Fair Value
RSUs at January 1, 2022	90,942	$52.71
Granted	35,911	56.42
Performance criteria adjustment	12,173	58.63
Vested	(32,913)	58.63
Forfeited	(5,733)	52.83
RSUs at June 30, 2022	100,380	$54.01
The Company has recorded compensation costs for the RSAs and RSUs that are included in administrative and general operating expenses in the amount of $1.5 million and $1.4 million for the three months ended June 30, 2022 and 2021, respectively. For the six months ended June 30, 2022 and 2021, the Company has recorded compensation costs for the RSAs and RSUs in the amount of $2.0 million and $2.7 million, respectively.

Note 4. Equity
On April 29, 2022, the Company entered into an equity distribution agreement to sell shares of its common stock having an aggregate gross sales price of up to $350.0 million from time to time depending on market conditions through an at-the-market equity program over the next three years. The Company intends to use the net proceeds from these sales, after deducting commissions on such sales and offering expenses, for general corporate purposes, which may include working capital, construction and acquisition expenditures, investments and repurchases, and redemptions of securities. The Company sold 574,634 shares of common stock through its at-the-market equity program and raised proceeds of $30.2 million net of $0.3 million in commissions paid under the equity distribution agreement during the second quarter of 2022. The Company also incurred $0.1 million of equity issuance costs during the second quarter of 2022.
As approved by the Company's stockholders at the 2022 Annual Meeting, effective July 26, 2022, the aggregate number of common shares of stock which the corporation shall have authority to issue was increased from 68.0 million common shares to 136.0 million common shares. All of said 136.0 million common shares shall be of one and the same series, namely common shares with par value of  $0.01 per common share.
The Company’s changes in total equity for the six months ended June 30, 2022 and 2021 were as follows:

	Six months ended June 30, 2022
	Common Stock		Additional Paid-in Capital	Retained Earnings	Noncontrolling Interests	Total Equity
	Shares	Amount
	(In thousands)
Balance at January 1, 2022	53,716	$537	$651,121	$525,936	$5,386	$1,182,980
Net income (loss)				1,086	(192)	894
Issuance of common stock	85	1	1,106	—		1,107
Repurchase of common stock	(28)	—	(1,674)	—		(1,674)
Dividends paid on common stock ($0.2500 per share)				(13,429)	—	(13,429)
Investment in business with noncontrolling interest			(54)	—	54	—
Balance at March 31, 2022	53,773	538	650,499	513,593	5,248	1,169,878
Net income (loss)				19,484	(269)	19,215
Issuance of common stock	585	6	32,118			32,124
Repurchase of common stock	(2)	—	(111)			(111)
Dividends paid on common stock ($0.2500 per share)				(13,452)		(13,452)
Investment in business with noncontrolling interest			(153)		153	—
Distribution to noncontrolling interest					(348)	$(348)
Balance at June 30, 2022	54,356	544	682,353	519,625	4,784	1,207,306

	Six months ended June 30, 2021
	Common Stock		Additional Paid-in Capital	Retained Earnings	Noncontrolling Interests	Total Equity
	Shares	Amount
	(In thousands)
Balance at January 1, 2021	50,334	$503	$448,632	$472,209	$—	$921,344
Net loss				(3,032)	—	(3,032)
Issuance of common stock	528	5	24,481			24,486
Repurchase of common stock	(27)	—	(1,415)			(1,415)
Dividends paid on common stock ($0.2300 per share)				(11,581)	—	(11,581)
Balance at March 31, 2021	50,835	508	471,698	457,596	—	929,802
Net income (loss)				38,225	(149)	38,076
Issuance of common stock	702	7	40,895			40,902
Repurchase of common stock	(2)	—	(109)			(109)
Dividends paid on common stock ($0.2300 per share)				(11,702)	—	(11,702)
Acquisition of business with noncontrolling interest			—	—	5,294	5,294
Balance at June 30, 2021	51,535	515	512,484	484,119	5,145	1,002,263
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

	Three Months Ended June 30
	2022	2021
	(In thousands, except per share data)
Net income	$19,215	$38,076
Net loss attributable to noncontrolling interests	$(269)	$(149)
Net income attributable to California Water Service Group	$19,484	$38,225
Weighted average common shares outstanding, basic	54,007	51,080
Weighted average common shares outstanding, dilutive	54,042	51,080
Earnings per share of common stock - basic	$0.36	$0.75
Earnings per share of common stock - diluted	$0.36	$0.75

	Six Months Ended June 30
	2022	2021
	(In thousands, except per share data)
Net income	$20,109	$35,044
Net loss attributable to noncontrolling interests	$(461)	$(149)
Net income attributable to California Water Service Group	$20,570	$35,193
Weighted average common shares outstanding, basic	53,870	50,762
Weighted average common shares outstanding, dilutive	53,918	50,762
Earnings per share of common stock - basic	$0.38	$0.69
Earnings per share of common stock - diluted	$0.38	$0.69

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

Cash contributions made by the Company to the pension plans were $8.8 million and $14.1 million for the six months ended June 30, 2022 and 2021, respectively. Cash contributions made by the Company to the other postretirement benefit plans were $0.3 million and $1.5 million for the six months ended June 30, 2022 and 2021, respectively. The total 2022 estimated cash contribution to the pension plans and other postretirement benefits plans are expected to be approximately $16.1 million and $0.7 million, respectively.
The following tables list components of net periodic benefit costs for the pension plans and other postretirement benefits. The data listed under “pension plan” includes the qualified pension plan and the non-qualified supplemental executive retirement plan. The data listed under “other benefits” is for all other postretirement benefits.

	Three Months Ended June 30
	Pension Plan		Other Benefits
	2022	2021	2022	2021
Service cost	$9,235	$9,010	$1,683	$1,611
Interest cost	6,329	5,319	1,008	805
Expected return on plan assets	(11,307)	(9,866)	(2,482)	(2,192)
Amortization of prior service cost	242	253	39	49
Recognized net actuarial loss	999	1,924	(228)	(110)
Net periodic benefit cost	$5,498	$6,640	$20	$163

	Six Months Ended June 30
	Pension Plan		Other Benefits
	2022	2021	2022	2021
Service cost	$18,470	$18,020	$3,366	$3,222
Interest cost	12,658	10,638	2,016	1,611
Expected return on plan assets	(22,614)	(19,732)	(4,964)	(4,383)
Amortization of prior service cost	484	506	78	97
Recognized net actuarial loss	1,998	3,848	(456)	(220)
Net periodic benefit cost	$10,996	$13,280	$40	$327
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
The outstanding borrowings on the Company line of credit were $40.0 million and $35.0 million as of June 30, 2022 and December 31, 2021, respectively. There were $30.0 million and no borrowings on the Cal Water line of credit as of June 30, 2022 and December 31, 2021, respectively. The average borrowing rate for borrowings on the Company and Cal Water lines of credit during the six months ended June 30, 2022 was 1.35% compared to 0.99% for the same period last year.
Note 8. Income Taxes
The Company adjusts its effective tax rate each quarter to be consistent with the estimated annual effective tax rate. The Company also records the tax effect of unusual or infrequently occurring discrete items.
The provision for income taxes is shown in the tables below:

	Three Months Ended June 30
	2022	2021
Income tax expense	$1,799	$2,484

	Six Months Ended June 30
	2022	2021
Income tax expense	894	2,741
Income tax expense decreased $0.7 million to $1.8 million in the second quarter of 2022 mostly due to a reduction in net operating income.
Income tax expense decreased $1.8 million to $0.9 million in the six months of 2022 mostly due to a reduction in net operating income.
The Company’s effective tax rate was 11.5% before discrete items as of June 30, 2022 and 6.0% as of June 30, 2021. The increase in effective tax rate was primarily due to a decrease in TCJA refunds of excess deferred federal income taxes which was partially offset by an increase in state tax benefits from repairs.
The Company had unrecognized tax benefits of approximately $16.5 million and $14.2 million as of June 30, 2022 and 2021, respectively. Included in the balance of unrecognized tax benefits as of June 30, 2022 and 2021, is $4.2 million and $3.8 million, respectively, of tax benefits that, if recognized, would result in an adjustment to the Company’s effective tax rate. The Company does not expect its unrecognized tax benefits to change significantly within the next 12 months.

Note 9. Regulatory Assets and Liabilities
Regulatory assets and liabilities were comprised of the following as of June 30, 2022 and December 31, 2021:

	Recovery Period	June 30, 2022	December 31, 2021
Regulatory Assets
Pension and retiree group health	Indefinitely	$17,278	$17,607
Property-related temporary differences (tax benefits flowed through to customers)	Indefinitely	130,565	130,565
Other accrued benefits	Indefinitely	24,656	23,280
Net WRAM and MCBA long-term accounts receivable	1 - 2 years	37,581	29,789
Asset retirement obligations, net	Indefinitely	24,005	22,935
Interim rates memorandum account (IRMA) long-term accounts receivable	1 - 3 years	7,212	9,032
Tank coating	10 years	14,986	13,680
Recoverable property losses	Various	3,489	3,843
PCBA	1 year	20,040	21,500
Other components of net periodic benefit cost	Indefinitely	623	3,342
General district balancing account receivable	1 year	358	568
Customer assistance program (CAP) and Rate support fund (RSF) accounts receivable	1 year	3,262	5,991
Other regulatory assets	Various	3,570	3,560
Total Regulatory Assets		$287,625	$285,692

Regulatory Liabilities
Future tax benefits due to customers		$134,378	$135,027
Retiree group health		27,294	27,294
HCBA		12,713	9,687
CEBA		7,684	7,206
Net WRAM and MCBA long-term payable		479	143
Other regulatory liabilities		1,039	1,071
Total Regulatory Liabilities		$183,587	$180,428
Short-term regulatory assets and liabilities are excluded from the above table.
The short-term regulatory assets were $56.6 million as of June 30, 2022 and $78.6 million as of December 31, 2021. The short-term regulatory assets as of June 30, 2022 and December 31, 2021 primarily consist of net WRAM and MCBA, IRMA, and PCBA receivables.
The short-term portions of regulatory liabilities were $9.6 million as of June 30, 2022 and $17.5 million as of December 31, 2021. The short-term regulatory liabilities as of June 30, 2022 primarily consist of TCJA liabilities. As of December 31, 2021, short-term regulatory liabilities primarily consist of TCJA and HCBA liabilities.

Note 10. Commitments and Contingencies
Commitments
The Company has significant commitments to purchase water from water wholesalers. The Company also has operating and finance leases for water systems, offices, land easements, licenses, equipment, and other facilities. These commitments and leases are described in the Company's Annual Report on Form 10-K for the year ended December 31, 2021.
As of June 30, 2022, there were no significant changes in these commitments from December 31, 2021.
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
Other Legal Matters
From time to time, the Company is involved in various disputes and litigation matters that arise in the ordinary course of business. The status of each significant matter is reviewed and assessed for potential financial exposure. If the potential loss from any claim or legal proceeding is considered probable and the amount of the range of loss can be estimated, a liability is accrued for the estimated loss in accordance with the accounting standards for contingencies. Legal proceedings are subject to uncertainties, and the outcomes are difficult to predict. Because of such uncertainties, accruals are based on the best information available at the time. While the outcome of these disputes and litigation matters cannot be predicted with any certainty, management does not believe when taking into account existing reserves the ultimate resolution of these matters will materially affect the Company’s financial position, results of operations, or cash flows. As of June 30, 2022 and December 31, 2021, the Company recognized a liability of $6.3 million and $3.5 million, respectively, for known legal matters. The cost of litigation is expensed as incurred and any settlement is first offset against such costs. Any settlement in excess of the cost to litigate is accounted for on a case by case basis, dependent on the nature of the settlement.
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

	June 30, 2022
		Fair Value
	Cost	Level 1	Level 2	Level 3	Total
Long-term debt, including current maturities, net	$1,059,953	—	$1,093,248	—	$1,093,248

	December 31, 2021
		Fair Value
	Cost	Level 1	Level 2	Level 3	Total
Long-term debt, including current maturities, net	$1,060,986	$—	$1,338,831	$—	$1,338,831
Note 12. Subsequent Event
As approved by the Company's stockholders at the 2022 Annual Meeting, effective July 26, 2022, the aggregate number of common shares of stock which the corporation shall have authority to issue was increased from 68.0 million common shares to 136.0 million common shares. All of said 136.0 million common shares shall be of one and the same series, namely common shares with par value of  $0.01 per common share.
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
•stagnating or worsening business and economic conditions, including inflationary pressures, general economic slowdown or a recession, increasing interest rates, and changes in monetary policy; and
•the risks set forth in “Risk Factors” included in the Company's Annual Report on Form 10-K for the year ended December 31, 2021.
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
For the six months ended June 30, 2022, there were no changes in the methodology for computing critical accounting estimates, no additional accounting estimates met the standards for critical accounting policies, and there were no material changes to the important assumptions underlying the critical accounting estimates.
COVID-19
During 2021 and for the six months ended June 30, 2022 and through July 28, 2022, the COVID-19 pandemic has not had a significant impact on our business or operations. We have resumed the process for shutoffs for non-payment in all of our regulated utilities.
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
RESULTS OF SECOND QUARTER 2022 OPERATIONS
COMPARED TO SECOND QUARTER 2021 OPERATIONS
Dollar amounts in thousands unless otherwise stated
Overview
Net Income Attributable to California Water Service Group
Net income attributable to California Water Service Group for the second quarter of 2022 was $19.5 million or $0.36 earnings per diluted common share, compared to net income attributable to California Water Service Group of $38.2 million or $0.75 earnings per diluted common share for the second quarter of 2021.
The $18.7 million decrease in net income was primarily due to a reduction of $15.2 million in accrued unbilled revenue and a $6.2 million decrease in unrealized gains on non-qualified benefit plan investments. Increases of $8.7 million in other operations expense, $1.6 million in depreciation and amortization, and $1.0 million in maintenance expense also reduced net income. The decrease in net income was partially offset by general rate increases of $6.9 million, increase in operating revenue from a change in deferred revenue of $5.1 million, and a gain from company owned life insurance of $2.3 million. The $5.1 million change in deferred revenue offset $4.2 million of the increase in other operations expense.
The change in accrued unbilled revenue was mostly driven by the timing of when meter reads were completed during the month of June 2022 as compared to June 2021 and a decrease in customer consumption. In the second quarter of 2022, accrued unbilled revenue added $3.8 million to revenue as compared to $19.0 million for the same period last year. Over the past ten years, annual changes in accrued unbilled revenue have typically been less than $2.0 million. We expect the difference between 2022 and 2021 annual accrued unbilled revenue to be less than $2.0 million. Changes to unrealized gains on benefit plan investments were caused by unfavorable market conditions.

Operating revenue decreased $6.9 million, or 3.3%, to $206.2 million in the second quarter of 2022 as compared to the second quarter of 2021, with such change attributed to the following:

Net change due to WRAM, rate changes, usage, and other (1)	$(4,723)
MCBA Revenue (2)	(7,292)
Other balancing account revenue (3)	(31)
Deferral of revenue (4)	5,117
Net operating revenue decrease	$(6,929)
1.The net change due to WRAM, rate changes, usage, and other in the above table was primarily driven by a $15.2 million decrease in accrued unbilled revenue, partially offset by rate increases, the components of which are set forth in the table below, and a $1.4 million increase in operating revenue in Hawaii due to an increase in customer usage and prior year acquisitions.

Escalation rate increases	5,140
Purchased water and pump tax offsets	1,722
Rate base offsets	68
Total increase in rates	$6,930
2.MCBA revenue is the variance between adopted water production costs and actual water production costs. For the second quarter of 2022, we recorded a decrease to revenue of $0.3 million as compared to an increase to revenue of $7.0 million for the second quarter 2021. The MCBA revenue decrease in the second quarter of 2022 as compared to the second quarter of 2021 resulted from a decrease in actual water production costs relative to adopted water production costs in the second quarter of 2022, due to a 16.1% decrease in purchased water production.
3.The other balancing account revenue consists of the pension, conservation and health care balancing account revenues. Pension and conservation balancing account revenues are the differences between actual expenses and adopted rate recovery. Health care balancing account revenue is 85% of the difference between actual health care expenses and adopted rate recovery. For the second quarter of 2022 and 2021, we recognized a net decrease to revenue of $1.8 million for these balancing accounts primarily due to lower actual health care expenses relative to adopted.
4.The deferral of revenue consists of amounts that are expected to be collected from customers beyond 24 months following the end of the accounting period in which these revenues were recorded. The deferral decreased in the second quarter of 2022 as compared to the second quarter of 2021 due to a decrease in the balancing account revenue expected to be collected beyond 24 months.
Total Operating Expenses
Total operating expenses increased $8.0 million, or 4.7%, to $178.9 million in the second quarter of 2022, as compared to $170.9 million in the second quarter of 2021.
Water production cost consists of purchased water, purchased power, and pump taxes. It represents the largest component of total operating expenses, accounting for approximately 39.6% of total operating expenses for the second quarter of 2022, as compared to 43.8% of total operating expenses for the second quarter of 2021. Water production costs decreased 5.3% in the second quarter of 2022 as compared to the same period last year primarily due to a decrease in purchased water production.

Sources of water as a percent of total water production are listed in the following table:

	Three Months Ended June 30
	2022	2021
Well production	49%	47%
Purchased	48%	49%
Surface	3%	4%
Total	100%	100%
The components of water production costs are shown in the table below:

	Three Months Ended June 30
	2022	2021	Change
Purchased water	$55,929	$62,139	$(6,210)
Purchased power	11,144	9,171	1,973
Pump taxes	3,834	3,601	233
Total	$70,907	$74,911	$(4,004)
Administrative and general expense increased $0.9 million, or 2.9%, to $32.7 million in the second quarter of 2022, as compared to $31.8 million in the second quarter of 2021. The increase was primarily due to increases in outside legal and consulting service costs of $0.8 million. Changes in employee pension benefits and employee and retiree medical costs for regulated California operations generally do not affect net income, as the Company has been allowed by the CPUC to record these costs in balancing accounts for future recovery, creating a corresponding change to revenue.
Other operations expenses increased $8.7 million, or 42.0%, to $29.4 million in the second quarter of 2022, as compared to $20.7 million in the second quarter of 2021. The increase was primarily due to an increase in the costs associated with the reduction of deferred revenue of $4.2 million, credit losses of $1.2 million, and conservation program expenses of $0.9 million. Changes in conservation program expense for regulated California operations generally do not affect net income, as the Company has been allowed by the CPUC to record these costs in balancing accounts for future recovery, creating a corresponding change to revenue.
Maintenance expense increased $1.0 million, or 15.2%, to $7.6 million in the second quarter of 2022, as compared to $6.6 million in the second quarter of 2021, due to repairs of services and equipment.
Depreciation and amortization expense increased $1.6 million, or 5.7%, to $28.8 million in the second quarter of 2022, as compared to $27.2 million in the second quarter of 2021, mostly due to utility plant placed in service in 2021.
Income tax expense decreased $0.5 million to $1.5 million in the second quarter of 2022 mostly due to a reduction in net operating income in the second quarter of 2022 as compared to prior year.
Property and other taxes increased $0.4 million to $8.1 million in the second quarter of 2022, as compared to $7.7 million in the same period of 2021, mostly due to an increase in assessed property values for utility plant in service.
Other Income and Expenses
Net other income decreased $3.7 million to $2.9 million in the second quarter of 2022, as compared to a net other income of $6.6 million in the second quarter of 2021, due primarily to a $6.2 million decrease in unrealized gains on non-qualified benefit plan investments, which was partially offset by a $2.3 million gain on company owned life insurance and $1.1 million increase in other components of net periodic benefit credit.
Interest Expense
Net interest expense increased $0.2 million, or 2.3%, to $11.0 million in the second quarter of 2022, as compared to $10.8 million in the second quarter of 2021. The increase was due primarily to an increase in interest rates.

RESULTS OF THE SIX MONTHS ENDED JUNE 30, 2022 OPERATIONS
COMPARED THE SIX MONTHS ENDED JUNE 30, 2021 OPERATIONS
Dollar amounts in thousands unless otherwise stated
Overview
Net Income Attributable to California Water Service Group
Net income attributable to California Water Service Group for the first six months of 2022 was $20.6 million or $0.38 earnings per diluted common share, compared to net income attributable to California Water Service Group of $35.2 million or $0.69 earnings per diluted common share for the first six months of 2021.
The $14.6 million decrease in net income was primarily due to a reduction of $12.8 million in accrued unbilled revenue and a $9.4 million decrease in unrealized gains on non-qualified benefit plan investments. Increases of $16.7 million in other operations expense, $4.0 million in administrative and general expense, $3.2 million in depreciation and amortization, $1.6 million in maintenance expense, and $1.2 million in net interest expense also reduced net income. The decrease in net income was partially offset by general rate increases of $12.1 million, increase in operating revenue from a change in deferred revenue of $14.5 million, gain from company owned life insurance of $2.7 million, increase in other components of net periodic benefit credit of $2.1 million, decrease in income tax expense of $1.8 million, and increase in non-regulated revenue of $1.3 million. The $14.5 million change in deferred revenue offset $11.9 million of the increase in other operations expense.
The change in accrued unbilled revenue was mostly driven by the timing of when meter reads were completed during the month of June 2022 as compared to June 2021 and a decrease in customer consumption. In the first six months of 2022, accrued unbilled revenue added $6.1 million to revenue as compared to $18.9 million for the same period last year. We expect the difference between 2022 and 2021 annual accrued unbilled revenue to be less than $2.0 million. Changes to unrealized gains on benefit plan investments were caused by unfavorable market conditions.
Operating Revenue
Operating revenue increased $18.3 million, or 5.1%, to $379.2 million for the first six months of 2022 as compared to the first six months of 2021, with such change attributed to the following:

Net change due to WRAM, rate changes, usage, and other (1)	$6,771
MCBA Revenue (2)	(3,057)
Other balancing account revenue (3)	71
Deferral of revenue (4)	14,542
Net operating revenue increase	$18,327
1.The net change due to WRAM, rate changes, usage, and other in the above table was primarily driven by rate increases, the components of which are set forth in the table below and a $3.4 million increase in Hawaii Water due to an increase in customer usage and prior year acquisitions. The increase was partially offset by a $12.8 million decrease in accrued unbilled revenue.

Escalation rate increases	8,993
Purchased water and pump tax offsets	3,035
Rate base offsets	95
Total increase in rates	$12,123
2.MCBA revenue is the variance between adopted water production costs and actual water production costs. For the first six months of 2022, we recognized $8.0 million of MCBA revenue as compared to $11.0 million of MCBA revenue for the first six months of 2021. The MCBA revenue decrease in the first six months of 2022 as compared to the first six months of 2021 resulted from a decrease in actual water production costs relative to adopted water production costs due to a 6.4% decrease in purchased water production.
3.The other balancing account revenue consists of the pension, conservation and health care balancing account revenues. Pension and conservation balancing account revenues are the differences between actual expenses and adopted rate recovery. Health care balancing account revenue is 85% of the difference between actual health care expenses and adopted rate recovery. For the first six months of 2022 and 2021, we recognized a net decrease to revenue of $3.9 million for these balancing accounts. The decrease in revenue for both 2022 and 2021 was primarily due to lower actual health care expenses relative to adopted.
4.The deferral of revenue consists of amounts that are expected to be collected from customers beyond 24 months following the end of the accounting period in which these revenues were recorded. The deferral decreased in the first six months of 2022 as compared to the first six months of 2021 due to a decrease in the balancing account revenue expected to be collected beyond 24 months.
Total Operating Expenses
Total operating expenses increased $27.1 million, or 8.6%, to $342.8 million for the first six months of 2022, as compared to $315.7 million for the first six months of 2021.
Water production costs consists of purchased water, purchased power, and pump taxes. It represents the largest component of total operating expenses, accounting for approximately 38.6% of total operating expenses in the first six months of 2022, as compared to 41.1% of total operating expenses in the first six months of 2021. Water production costs increased 2.1% in the first six months of 2022 as compared to the same period last year primarily due to increased purchased power rates and well production.
Sources of water as a percent of total water production are listed in the following table:

	Six Months Ended June 30
	2022	2021
Well production	48%	47%
Purchased	48%	49%
Surface	4%	4%
Total	100%	100%
The components of water production costs are shown in the table below:

	Six Months Ended June 30
	2022	2021	Change
Purchased water	$104,721	$106,905	$(2,184)
Purchased power	19,543	15,674	3,869
Pump taxes	8,181	7,158	1,023
Total	$132,445	$129,737	$2,708
Administrative and general increased $4.0 million, or 6.4%, to $66.1 million in the first six months of 2022, as compared to $62.1 million in the first six months of 2021. The increase was primarily due to increases in outside legal and consulting service costs of $1.8 million, training and travel costs of $1.3 million, and employee health care costs of $0.8 million. Changes in employee pension benefits and employee and retiree medical costs for regulated California operations generally do not affect net income, as the Company has been allowed by the CPUC to record these costs in balancing accounts for future recovery, creating a corresponding change to revenue.
Other operations expenses increased $16.7 million, or 43.1%, to $55.3 million in the first six months of 2022, as compared to $38.6 million in the first six months of 2021. The increase was primarily due to an increase in the costs associated with the reduction of deferred revenue of $11.9 million, water and wastewater treatment costs of $1.5 million, and conservation program expenses of $1.2 million. Changes in conservation program expense for regulated California operations generally do not affect net income, as the Company has been allowed by the CPUC to record these costs in balancing accounts for future recovery, creating a corresponding change to revenue.
Maintenance expense increased $1.6 million, or 11.8%, to $15.0 million in the first six months of 2022, as compared to $13.4 million in the first six months of 2021, mostly due to an increase in repairs of services, tanks, and equipment.
Depreciation and amortization expense increased $3.2 million, or 6.0%, to $57.5 million in the first six months of 2022, as compared to $54.3 million in the first six months of 2021, mostly due to capital additions in 2021.

Income tax expense decreased $1.8 million to $0.04 million in the first six months of 2022, as compared to $1.9 million in the first six months of 2021. The decrease was primarily due to a decrease in net operating income in the first six months of 2022 as compared to prior year.
Property and other taxes increased $0.7 million to $16.4 million in the first six months of 2022, as compared to $15.7 million in the same period of 2021, mostly due to an increase in assessed property values.
Other Income and Expenses
Net other income decreased $5.0 million to $5.6 million in the first six months of 2022, as compared to net other income of $10.6 million in the first six months of 2021, due primarily to a $9.4 million decrease in unrealized gains on non-qualified benefit plan investments, which was partially offset by a $2.7 million gain on company owned life insurance and $2.1 million increase in other components of net periodic benefit credit.
Interest Expense
Net interest expense increased $1.2 million, or 6%, to $21.9 million in the first six months of 2022, as compared to $20.7 million in the first six months of 2021. The increase was due primarily to an increase in interest rates.
REGULATORY MATTERS
2021 California Regulatory Activity
2021 GRC Filing
California Public Advocates Office reviewed Cal Water's 2021 GRC filing and submitted its report in February 2022. Cal Water reviewed California Public Advocates Office recommendations, evaluated the validity of the underlying data, and composed and filed rebuttal testimony with the CPUC in April 2022. Settlement negotiations with the California Public Advocates Office and intervenors began in the second quarter of 2022 and evidentiary hearings were held in the second quarter of 2022. The timing of the final decision is uncertain. We anticipate partial interim rate increases will be authorized to be added to customer billings effective January 1, 2023.
2021 Cost of Capital Application
On May 3, 2021, Cal Water filed its required application with the CPUC to review its cost of capital for 2022 through 2024. Cal Water currently has an approved return on equity of 9.2%, a cost of debt of 5.51%, and a 53.4% equity capital structure. Cal Water requested a return on equity of 10.35%, a cost of debt of 4.23%, and a 53.4% equity capital structure. The California Public Advocates Office recommends a return on equity of 7.81%, a cost of debt of 4.23%, and a 49.4% equity capital structure. Evidentiary hearings were held in May 2022 and the case was submitted to the CPUC at the end of the second quarter of 2022. The CPUC will evaluate the proposal along with proposals of other parties, and in accordance with its standard process, is currently expected to issue a decision in the latter half of 2022 We have not reserved for any potential outcome of the proceeding as we have determined that it is not probable that the proceeding will be approved retroactively to January 1, 2022. In the event that the CPUC adopts the cost of capital components retroactively to January 1, 2022, the reduced cost of debt, if adopted at our proposed equity capital structure, would reduce 2022 annual revenue by $11.0 million.
California Drought Memorandum Account (DRMA)
In June 2021, Cal Water submitted advice letters to request a DRMA to track the incremental operational and administrative costs incurred to further implement updated Rule 14.1 for voluntary conservation measures and Schedule 14.1 for implementation of our Water Shortage Contingency Plan, including activities related to enhanced conservation efforts, staffing, and capital expenditures to ensure a safe, reliable supply of water. The DRMA would also track monies paid by customers for fines, penalties, or other compliance measures associated with water use violations; and penalties paid by Cal Water to its water wholesalers. The DRMA was approved by the CPUC with an effective date of June 14, 2021. Cal Water has incurred $1.2 million of cumulative DRMA related costs, of which $0.6 million was incurred in the first six months of 2022.
The California State Governor has issued a drought declaration for all California counties through five State of Emergency Proclamations with the most recent on October 19, 2021. Given these drought proclamations and current water usage levels in all of its service areas, Cal Water has activated Stage 2 of the “Water Use Restrictions of its Water Shortage Contingency Plan” of Schedule 14.1 in all of its service areas.
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
In June of 2022, Cal Water submitted an advice letter to request offsets for increases in purchased water costs and pump taxes in four of its regulated districts totaling $12.7 million. The new rates will be implemented on August 1, 2022.
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
Hawaii Water received HPUC approval for the acquisition in June of 2022.
Kalaeloa Water Company GRC (Hawaii Water)
In August of 2021, a GRC application requesting an increase of revenues for Kalaeloa was submitted with the HPUC. In June of 2022, Hawaii Water and the Consumer Advocate submitted a full settlement agreement to the HPUC for approval. A decision is expected in the third quarter of 2022.

Animas Valley Land and Water Co., LLC (New Mexico Water)
In October of 2020, New Mexico Water signed a purchase agreement with Animas Valley Land and Water Co., LLC (AV Water) and court-appointed receiver C. Randel Lewis to acquire the Morning Star Water System assets of AV Water and provide regulated water utility service to its approximately 2,000 customer connections in northwest New Mexico.
In April of 2022, New Mexico Water closed its purchase of the Morningstar Water system. The New Mexico Public Regulation Commission granted approval of the transaction, and the utility commenced operation of the water system as of April 14, 2022.
LIQUIDITY
Cash flow from Operations
Cash flow from operations for the first six months of 2022 was $89.9 million compared to $67.7 million for the same period in 2021. The increase in the first six months of 2022 as compared to 2021 was primarily due to receipt of $20.8 million from the Water Arrearages Payment Program. Cash generated by operations varies during the year due to customer billings and timing of collections and contributions to our benefit plans.
During the first six months of 2022, we made contributions of $8.8 million to our employee pension plan compared to contributions of $14.1 million during the first six months of 2021. During the first six months of 2022, we made contributions of $0.3 million to the other postretirement benefit plans compared to contributions of $1.5 million during the first six months of 2021. The full-year 2022 estimated cash contribution to the pension plans and other postretirement benefits plans are expected to be approximately $16.1 million and $0.7 million, respectively.
The water business is seasonal. Billed revenue is lower in the cool, wet winter months when less water is used compared to the warm, dry summer months when water use is highest. This seasonality results in the possible need for short-term borrowings under the unsecured revolving credit facilities in the event cash is not available to cover operating costs during the winter period. The increase in cash flows during the summer allows short-term borrowings to be paid down. Customer water usage can be lower than normal in drought years and when greater-than-normal precipitation falls in our service areas or temperatures are lower than normal, especially in the summer months. Aged accounts receivable past due more than 60 days decreased from $26.2 million as of December 31, 2021 to $20.6 million as of June 30, 2022 mostly due to the application of $16.9 million of Water Arrearages Payment Program funds.
Investing Activities
During the first six months of 2022 and 2021, we used $144.6 million and $138.5 million, respectively, of cash for Company-funded and developer-funded utility plant expenditures. Annual expenditures fluctuate each year due to the availability of construction resources and our ability to obtain construction permits in a timely manner. For 2022, the Company's capital program will be dependent in part on the timing and nature of regulatory approvals in connection with Cal Water's 2021 GRC filing. The Company proposed to the CPUC spending $1.0 billion on water infrastructure investments in 2022-2024. Capital expenditures in California are evaluated in the context of the pending GRC and may change as the case moves forward.
Financing Activities
Net cash provided by financing activities was $44.6 million during the first six months of 2022 compared to $98.7 million of net cash provided by financing activities for the same period in 2021. For 2022, this includes our issuance of $30.2 million of Company common stock through our at-the-market equity program and $1.1 million through our employee stock purchase plan. For 2021, this includes our issuance of $280.0 million of First Mortgage Bonds, $61.6 million of Company common stock through our at-the-market equity program, and $1.0 million through our employee stock purchase plan.
During the first six months of 2022 and 2021, we borrowed $55.0 million and $125.0 million, respectively, on our unsecured revolving credit facilities. We made a repayment on our unsecured revolving credit facilities of $20.0 million and $350.0 million during the first six months of 2022 and 2021, respectively.
The net WRAM and MCBA receivable balances were $77.4 million and $67.5 million as of June 30, 2022 and 2021, respectively. The receivable balances were primarily financed by Cal Water using short-term and long-term financing arrangements to meet operational cash requirements. Interest on the receivable balances, which represents the interest recoverable from customers, is limited to the then-current 90-day commercial paper rates which typically are significantly lower than Cal Water’s short and long-term financing rates.

Short-Term and Long-Term Financing
During the first six months of 2022, we utilized cash generated from operations, borrowings on the unsecured revolving credit facilities, and cash received from the sale of Company common stock through our at-the-market equity program to fund operations and capital investments.
In future periods, management anticipates funding our utility plant needs through a relatively balanced approach between debt and equity.
Short-term liquidity is provided by our unsecured revolving credit facilities and internally generated funds. Long-term financing is accomplished through the use of both debt and equity. The Company and subsidiaries that it designates may borrow up to $150.0 million under the Company’s revolving credit facility. Cal Water may borrow up to $400.0 million under its revolving credit facility; however, all borrowings must be repaid within 24 months unless a different period is required or authorized by the CPUC. The proceeds from the unsecured revolving credit facilities may be used for working capital purposes.
As of June 30, 2022 and December 31, 2021, there were short-term borrowings of $70.0 million and $35.0 million, respectively, outstanding on the unsecured revolving credit facilities.
Given our ability to access our lines of credit on a daily basis, cash balances are managed to levels required for daily cash needs and excess cash is invested in short-term or cash equivalent instruments. Minimal operating levels of cash are maintained for Washington Water, New Mexico Water, Hawaii Water and Texas Water.
Both short-term credit agreements contain affirmative and negative covenants and events of default customary for credit facilities of this type including, among other things, limitations and prohibitions relating to additional indebtedness, liens, mergers, and asset sales. Also, these unsecured credit agreements contain financial covenants governing the Company and its subsidiaries’ consolidated total capitalization ratio not to exceed 66.7% and an interest coverage ratio of three or more. As of June 30, 2022, we are in compliance with all of the covenant requirements and are eligible to use the full amount of the undrawn portion of our unsecured revolving credit facilities.
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
Equity Issuance
On April 29, 2022, we entered into an equity distribution agreement to sell shares of our common stock having an aggregate gross sales price of up to $350.0 million from time to time depending on market conditions through an at-the-market equity program over the next three years. We intend to use the net proceeds from these sales, after deducting commissions on such sales and offering expenses, for general corporate purposes, which may include working capital, construction and acquisition expenditures, investments and repurchases, and redemptions of securities.
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

Summarized Statement of Operations
(in thousands)	Six Months Ended June 30, 2022		Twelve Months Ended December 31, 2021
	Issuer	Guarantor	Issuer	Guarantor
Net sales	$347,574	$—	$727,149	$—
Gross profit	$222,967	$—	$462,301	$—
Income from operations	$37,532	$53	$121,231	$181
Equity in earnings of guarantor	$—	$19,403	$—	$99,912
Net income	$20,765	$20,109	$94,313	$100,979

Summarized Balance Sheet Information
(in thousands)	As of June 30, 2022		As of December 31, 2021
	Issuer	Guarantor	Issuer	Guarantor
Current assets	$239,364	$6,260	$251,573	$20,077
Intercompany receivable from Non-guarantors	$1,959	$39,707	$3,810	$31,449
Other assets	$426,322	$1,016,931	$431,137	$991,173
Long-term intercompany receivable from Non-issuers	$—	$33,391	$—	$34,216
Net utility plant	$2,696,912	$—	$2,625,092	$24
Total assets	$3,364,557	$1,096,289	$3,311,612	$1,076,939

Current liabilities	$232,473	$40,115	$211,915	$35,019
Intercompany payable to Non-guarantors and Guarantor	$2,653	$—	$361	$—
Long-term debt	$1,053,612	$—	$1,055,538	$—
Other liabilities	$1,053,818	$2,420	$1,046,647	$2,146
Total Liabilities	$2,342,556	$42,535	$2,314,461	$37,165
Dividends
During the first six months of 2022, our quarterly common stock dividend payments were $0.5000 per share compared to $0.4600 per share during the first six months of 2021. For the full year 2021, the payout ratio was 46.9% of net income. On a long-term basis, our goal is to achieve a dividend payout ratio of 60% of net income accomplished through future earnings growth.
At the July 27, 2022 meeting, the Company's Board of Directors declared the third quarter dividend of $0.2500 per share payable on August 19, 2022, to stockholders of record on August 8, 2022. This was our 310th consecutive quarterly dividend.
2022 Financing Plan
We intend to fund our utility plant needs in future periods through a relatively balanced approach between long-term debt and equity. The Company and Cal Water have a syndicated unsecured revolving line of credit of $150.0 million and $400.0 million, respectively, for short-term borrowings. As of June 30, 2022, the Company’s and Cal Water’s availability on these unsecured revolving lines of credit was $110.0 million and $370.0 million, respectively.
Book Value and Stockholders of Record
Book value per common share was $22.12 at June 30, 2022 compared to $21.92 at December 31, 2021. There were approximately 1,905 stockholders of record for our common stock as of May 9, 2022.
Utility Plant Expenditures
During the first six months of 2022, utility plant expenditures totaled $144.6 million for Company-funded and developer-funded projects. For 2022, the Company's capital program will be dependent in part on the timing and nature of regulatory approvals in connection with Cal Water's 2021 GRC filing. The Company proposed to the CPUC spending $1.0 billion on water infrastructure investments in 2022-2024. Capital expenditures in California are evaluated in the context of the pending GRC and may change as the case moves forward.

As of June 30, 2022, construction work in progress was $257.2 million. Construction work in progress includes projects that are under construction but not yet complete and placed in service.
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
Historically, approximately half of our annual water supply is pumped from wells. State groundwater management agencies operate differently in each state. Some of our wells extract ground water from water basins under state ordinances. These are adjudicated groundwater basins, in which a court has settled the dispute between landowners, or other parties over how much annual groundwater can be extracted by each party. All of our adjudicated groundwater basins are located in the State of California. Our annual groundwater extraction from adjudicated groundwater basins approximates 5.4 billion gallons or 10.3% of our total annual water supply pumped from wells. Historically, we have extracted less than 100% of our annual adjudicated groundwater rights and have the right to carry forward up to 20% of the unused amount to the next annual period. All of our remaining wells extract ground water from managed or unmanaged water basins. There are no set limits for the ground water extracted from these water basins. Our annual groundwater extraction from managed groundwater basins approximates 32.1 billion gallons or 61.1% of our total annual water supply pumped from wells. Our annual groundwater extraction from unmanaged groundwater basins approximates 15.0 billion gallons or 28.6% of our total annual water supply pumped from wells. Most of the managed groundwater basins we extract water from have groundwater recharge facilities. We are required to financially support these groundwater recharge facilities by paying well pump taxes. Our well pump taxes were $3.8 million and $3.6 million for the three months ended June 30, 2022 and 2021, respectively. For the six months ended June 30, 2022 and 2021, our well pump taxes were $8.2 million and $7.2 million, respectively. In 2014, the State of California enacted the Sustainable Groundwater Management Act of 2014. The law and its implementing regulations require most basins to select a sustainability agency by 2017, develop a sustainability plan by 2022, and show progress toward sustainability by 2027. We expect that after the act's provisions are fully implemented, substantially all the Company's California groundwater will be produced from sustainably managed and adjudicated basins.
California's normal weather pattern yields little precipitation between mid-spring and mid-fall. The Washington Water service areas receive precipitation in all seasons, with the heaviest amounts during the winter. New Mexico Water's rainfall is heaviest in the summer monsoon season. Hawaii Water receives precipitation throughout the year, with the largest amounts in the winter months. Water usage in all service areas is highest during the warm and dry summers and declines in the cool winter months. Rain and snow during the winter months in California replenish underground water aquifers and fill reservoirs, providing the water supply for subsequent delivery to customers. As of June 13, 2022, the State of California snowpack water content during the 2022-2023 water year is 16% of long-term averages (per the California Department of Water Resources, Northern Sierra Precipitation Accumulation report). The northern Sierra region is the most important for the state’s urban water supplies. The central and southern portions of the Sierras have recorded 0% of long-term averages. Management believes that, notwithstanding lower-than-average snowpack water content, supply pumped from underground aquifers and purchased from wholesale suppliers will be adequate to meet customer demand during 2022 and thereafter. Long-term water supply plans are developed for each of our districts to help assure an adequate water supply under various operating and supply conditions. Some districts have unique challenges in meeting water quality standards, but management believes that supplies will meet current standards using currently available treatment processes.
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
CONTRACTUAL OBLIGATIONS
During the six months ended June 30, 2022, there were no material changes in contractual obligations outside the normal course of business.

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
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2022. Based on that evaluation, we concluded that our disclosure controls and procedures were effective at the reasonable assurance level.
(b) Changes to Internal Control over Financial Reporting
There was no change in our internal controls over financial reporting that occurred during the quarter ended June 30, 2022, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.
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
1.1
Equity Distribution Agreement, dated as of April 29, 2022, between California Water Service Group and Morgan Stanley & Co. LLC, Robert W. Baird & Co. Incorporated, Blaylock Van, LLC, Wells Fargo Securities, LLC, Janney Montgomery Scott LLC and Samuel A. Ramirez & Company, Inc. (incorporated by reference to the Company’s Form 8-K filed April 29, 2022)

3.1	Certificate of Incorporation of California Water Service Group (Exhibit 3.1 to the Quarterly Report on Form 10-Q filed August 9, 2006)

3.2	Certificate of Amendment to Certificate of Incorporation of California Water Service Group (Exhibit 3.1 to the Current Report on Form 8-K filed June 10, 2011)

3.3	Certificate of Amendment to Amended Certificate of Incorporation of California Water Service Group

3.4	Amended and Restated Bylaws of California Water Service Group (Exhibit 3.1 to the Current Report on Form 8-K filed September 29, 2021)

4.0	The Company agrees to furnish upon request to the Securities and Exchange Commission a copy of each instrument defining the rights of holders of long-term debt of the Company.

31.1	Chief Executive Officer certification of financial statements pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer certification of financial statements pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

32	Chief Executive Officer and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from this Quarterly Report on Form 10-Q formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to the Condensed Consolidated Financial Statements.

104	The cover page from this Quarterly Report on Form 10-Q formatted in iXBRL (included as exhibit 101)

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CALIFORNIA WATER SERVICE GROUP
Registrant

July 28, 2022	By:	/s/ Thomas F. Smegal III
Thomas F. Smegal III
Vice President,
Chief Financial Officer and Treasurer
(Principal Financial Officer)