Form 10-Q
period 2022-09-30
CALIFORNIA WATER SERVICE GROUP
filed 2022-10-27
CIK 1035201

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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

As of September 30, 2022 — there were approximately 54,824,000 shares of common stock outstanding.

PART I FINANCIAL INFORMATION
Item 1.
FINANCIAL STATEMENTS
The condensed consolidated financial statements presented in this filing on Form 10-Q have been prepared by management and are unaudited.
CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited (In thousands, except per share data)

	September 30, 2022	December 31, 2021
ASSETS
Utility plant:
Utility plant	$4,422,312	$4,197,344
Less accumulated depreciation and amortization	(1,434,700)	(1,350,482)
Net utility plant	2,987,612	2,846,862
Current assets:
Cash and cash equivalents	90,458	78,380
Restricted cash	22,984	2,273
Receivables:
Customers, net	79,239	60,785
Regulatory balancing accounts	54,654	78,597
Other, net	22,496	18,452
Unbilled revenue, net	43,417	32,760
Materials and supplies at weighted average cost	10,994	9,511
Taxes, prepaid expenses, and other assets	14,923	19,700
Total current assets	339,165	300,458
Other assets:
Regulatory assets	298,362	285,692
Goodwill	36,814	36,814
Other assets	144,445	153,445
Total other assets	479,621	475,951
TOTAL ASSETS	$3,806,398	$3,623,271
CAPITALIZATION AND LIABILITIES
Capitalization:
Common stock, $0.01 par value; 136,000 shares authorized, 54,824 and 53,716 outstanding in 2022 and 2021, respectively	$548	$537
Additional paid-in capital	711,004	651,121
Retained earnings	561,907	525,936
Noncontrolling interests	4,873	5,386
Total equity	1,278,332	1,182,980
Long-term debt, net	1,053,944	1,055,794
Total capitalization	2,332,276	2,238,774
Current liabilities:
Current maturities of long-term debt, net	5,790	5,192
Short-term borrowings	70,000	35,000
Accounts payable	157,911	144,369
Regulatory balancing accounts	9,684	17,547
Accrued interest	17,338	6,542
Accrued expenses and other liabilities	61,824	47,926
Total current liabilities	322,547	256,576
Deferred income taxes	312,193	298,945
Pension	96,063	92,287
Regulatory liabilities and other	256,611	252,938
Advances for construction	199,277	198,086
Contributions in aid of construction	287,431	285,665
Commitments and contingencies (Note 10)
TOTAL CAPITALIZATION AND LIABILITIES	$3,806,398	$3,623,271
See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited (In thousands, except per share data)

For the three months ended	September 30, 2022	September 30, 2021
Operating revenue	$266,307	$256,723
Operating expenses:
Operations:
Water production costs	88,750	84,951
Administrative and general	33,328	30,712
Other operations	26,676	24,686
Maintenance	8,433	7,739
Depreciation and amortization	28,844	27,232
Income taxes	5,890	1,705
Property and other taxes	9,440	8,546
Total operating expenses	201,361	185,571
Net operating income	64,946	71,152
Other income and expenses:
Non-regulated revenue	4,573	5,813
Non-regulated expenses	(6,905)	(5,779)
Other components of net periodic benefit credit	3,737	1,853
Allowance for equity funds used during construction	1,004	898
Income tax expense on other income and expenses	(353)	(207)
Net other income	2,056	2,578
Interest expense:
Interest expense	11,891	11,737
Allowance for borrowed funds used during construction	(572)	(506)
Net interest expense	11,319	11,231
Net income	55,683	62,499
Net (loss) income attributable to noncontrolling interests	(189)	70
Net income attributable to California Water Service Group	$55,872	$62,429
Earnings per share of common stock:
Basic	$1.03	$1.20
Diluted	$1.03	$1.20
Weighted average shares outstanding:
Basic	54,007	51,823
Diluted	54,042	51,823
 See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited (In thousands, except per share data)

For the nine months ended	September 30, 2022	September 30, 2021
Operating revenue	$645,494	$617,583
Operating expenses:
Operations:
Water production costs	221,195	214,688
Administrative and general	99,425	92,837
Other operations	81,945	63,318
Maintenance	23,389	21,118
Depreciation and amortization	86,387	81,516
Income taxes	5,927	3,576
Property and other taxes	25,853	24,213
Total operating expenses	544,121	501,266
Net operating income	101,373	116,317
Other income and expenses:
Non-regulated revenue	16,772	16,759
Non-regulated expenses	(22,432)	(12,354)
Other components of net periodic benefit credit	11,516	7,520
Allowance for equity funds used during construction	3,021	2,290
Income tax expense on other income and expenses	(1,210)	(1,077)
Net other income	7,667	13,138
Interest expense:
Interest expense	34,972	33,165
Allowance for borrowed funds used during construction	(1,724)	(1,253)
Net interest expense	33,248	31,912
Net income	75,792	97,543
Net loss attributable to noncontrolling interests	(650)	(79)
Net income attributable to California Water Service Group	$76,442	$97,622
Earnings per share of common stock:
Basic	$1.41	$1.91
Diluted	$1.41	$1.91
Weighted average shares outstanding:
Basic	54,063	51,119
Diluted	54,104	51,119
 See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited (In thousands)

For the nine months ended	September 30, 2022	September 30, 2021
Operating activities:
Net income	$75,792	$97,543
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	88,488	83,673
Change in value of life insurance contracts	9,319	(2,097)
Allowance for equity funds used during construction	(3,021)	(2,290)
Changes in operating assets and liabilities:
Receivables and unbilled revenue	(67,277)	(43,220)
Water Arrearages Payment Program cash received	20,836	—
Water Arrearages Payment Program cash returned	(3,609)	—
Accounts payable	1,055	(2,914)
Other current assets	3,293	1,654
Other current liabilities	22,447	16,541
Other changes in noncurrent assets and liabilities	52,518	30,268
Net cash provided by operating activities	199,841	179,158
Investing activities:
Utility plant expenditures	(222,088)	(207,748)
Life insurance proceeds	6,688	—
Purchase of life insurance contracts	(6,688)	(2,335)
Business acquisition, net of cash acquired	—	(6,451)
Asset acquisition	(6,319)	—
Return of investment	—	1,000
Net cash used in investing activities	(228,407)	(215,534)
Financing activities:
Short-term borrowings	95,000	180,000
Repayment of short-term borrowings	(60,000)	(430,000)
Issuance of long-term debt, net of debt issuance costs of $0 for 2022 and $1,064 for 2021	—	278,936
Repayment of long-term debt	(1,575)	(1,522)
Advances and contributions in aid of construction	18,785	21,663
Refunds of advances for construction	(6,854)	(8,204)
Repurchase of common stock	(1,891)	(1,593)
Issuance of common stock, net	58,709	128,507
Dividends paid	(40,471)	(35,146)
Distribution to noncontrolling interest	(348)	—
Net cash provided by financing activities	61,355	132,641
Change in cash, cash equivalents, and restricted cash	32,789	96,265
Cash, cash equivalents, and restricted cash at beginning of period	80,653	45,129
Cash, cash equivalents, and restricted cash at end of period	$113,442	$141,394
Supplemental information:
Cash paid for interest (net of amounts capitalized)	$19,178	$20,162
Supplemental disclosure of non-cash activities:
Accrued payables for investments in utility plant	$61,944	$63,047
Utility plant contribution by developers	$15,476	$22,666

 See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

CALIFORNIA WATER SERVICE GROUP
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2022
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
Noncontrolling Interests
Noncontrolling interests in the Company’s condensed consolidated financial statements represents an 8.3% interest not owned by Texas Water in a consolidated subsidiary. Texas Water obtained control over the subsidiary on May 1, 2021. Since the Company controls this subsidiary, its financial statements are consolidated with those of the Company, and the noncontrolling owner’s 8.3% share of the subsidiary’s net assets and results of operations is deducted and reported as noncontrolling interests on the condensed consolidated balance sheet and as net income or loss attributable to noncontrolling interests in the condensed consolidated statement of operations. The Company reports noncontrolling interests in consolidated entities as a component of equity separate from the Company’s equity. The Company’s net income attributable to California Water Service Group excludes a net (loss) income attributable to the noncontrolling interests.

Note 2. Summary of Significant Accounting Policies
Operating revenue
The following tables disaggregate the Company’s operating revenue by source for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30
	2022	2021
Revenue from contracts with customers	$238,268	$238,352
Regulatory balancing account revenue	28,039	18,371
Total operating revenue	$266,307	$256,723

	Nine Months Ended September 30
	2022	2021
Revenue from contracts with customers	$595,860	$597,337
Regulatory balancing account revenue	49,634	20,246
Total operating revenue	$645,494	$617,583
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

In the following tables, revenue from contracts with customers is disaggregated by class of customers for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30
	2022	2021
Residential	$140,585	$147,407
Business	44,031	43,450
Multiple residential	17,333	16,904
Industrial	8,086	7,347
Public authorities	13,441	14,126
Other (a)	14,792	9,118
Total revenue from contracts with customers	$238,268	$238,352

	Nine Months Ended September 30
	2022	2021
Residential	$348,965	$354,971
Business	115,472	106,902
Multiple residential	48,343	45,682
Industrial	20,174	19,409
Public authorities	31,310	30,886
Other (a)	31,596	39,487
Total revenue from contracts with customers	$595,860	$597,337
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

Non-regulated Revenue
The following tables disaggregate the Company’s non-regulated revenue by source for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30
	2022	2021
Operating and maintenance revenue	$3,184	$4,110
Other non-regulated revenue	720	894
Non-regulated revenue from contracts with customers	3,904	5,004
Lease revenue	669	809
Total non-regulated revenue	$4,573	$5,813

	Nine Months Ended September 30
	2022	2021
Operating and maintenance revenue	$9,822	$12,122
Other non-regulated revenue	4,951	2,550
Non-regulated revenue from contracts with customers	14,773	14,672
Lease revenue	1,999	2,087
Total non-regulated revenue	$16,772	$16,759
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
Other non-regulated revenue primarily relates to services for the design and installation of water mains and other water infrastructure for customers outside the regulated service areas and insurance program administration. During the first nine months of 2022, the Company recorded a gain of $2.7 million related to company owned life insurance.
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
The Company reviewed its allowance for credit losses utilizing a quantitative assessment, which included trend analysis of customer billing and collection, aging by customer class, and unemployment rates since the outbreak of COVID-19 in the first quarter of 2020. The Company also utilized a qualitative assessment, which considered the future collectability on customer outstanding balances, management's estimate of the cash recovery, and a general assessment of the economic conditions of the locations the Company serves due to the outbreak of COVID-19. The Company has resumed shutoffs for non-payment in all of the Company's regulated utilities. The Company also received and applied funds to customer accounts from the California Water and Wastewater Arrearage Payment Program (Program). The Program was created by the California Legislature, is administered by the State Water Resources Control Board and provided relief to community water and wastewater systems for unpaid bills – arrearages – related to the COVID-19 pandemic. Based on the above assessments, the Company adjusted its allowance for credit losses accordingly.
The following table presents the activity in the allowance for credit losses for the 9-month period ended September 30, 2022 and 12-month period ended December 31, 2021:

Allowance for credit losses	September 30, 2022	December 31, 2021
Beginning balance	$3,743	$5,246
Provision for credit loss expense	3,725	1,088
Write-offs	(2,253)	(3,113)
Recoveries	295	522
Total ending allowance balance	$5,510	$3,743
Cash, Cash Equivalents, and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents, and restricted cash within the Condensed Consolidated Balance Sheets that sum to the total of the same such amounts shown on the Condensed Consolidated Statements of Cash Flows (see Note 10 for further details on restricted cash):

	September 30, 2022	December 31, 2021
Cash and cash equivalents	$90,458	$78,380
Restricted cash	22,984	2,273
Total cash, cash equivalents, and restricted cash shown in the statements of cash flows	$113,442	$80,653
Accounting Standards Issued But Not Yet Adopted
In October of 2021, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. In a business combination, an acquirer generally recognizes assets acquired and liabilities assumed, including contract assets and contract liabilities, at their respective fair value on the acquisition date. ASU 2021-08 requires that in a business combination, an acquirer should recognize and measure contract assets acquired and contract liabilities assumed in a business combination in accordance with Topic 606, Revenue from Contracts with Customers. The guidance provides certain practical expedients for acquirers when recognizing and measuring acquired contract assets and contract liabilities from revenue contracts with customers in a business combination. The guidance is effective for annual reporting periods beginning after December 15, 2022, including interim periods within those fiscal years. ASU 2021-08 should be applied prospectively for acquisitions occurring on or after the effective date of the amendments, and early adoption is permitted. The Company will adopt the standard prospectively and does not expect that the guidance will have a material impact on the Company's financial statements and footnote disclosures upon adoption.
Note 3. Stock-based Compensation
The Company's equity incentive plan was approved and amended by stockholders on April 27, 2005 and May 20, 2014, respectively. The Company is authorized to issue awards up to 2,000,000 shares of common stock.
During the first nine months of 2022, the Company granted Restricted Stock Awards (RSAs) to Officers and to members of the Board of Directors. An RSA share represents a restricted share of the Company's common stock and is valued based on the fair market value of the Company's common stock at the date of grant. RSAs granted to Officers vest over 36 months with the first year cliff vesting. In general, RSAs granted to Board members vest at the end of 12 months. The RSAs are recognized as expense evenly over 36 months for the shares granted to Officers and 12 months for the shares granted to Board members. As of September 30, 2022, there was approximately $2.2 million of total unrecognized compensation cost related to RSAs. The cost is expected to be recognized over a weighted average period of 1.7 years.

A summary of the status of the outstanding RSAs as of September 30, 2022 is presented below:

	Number of RSA Shares	Weighted-Average Grant-Date Fair Value
RSAs at January 1, 2022	62,691	$53.49
Granted	42,057	56.42
Vested	(47,137)	53.55
Forfeited	(1,650)	56.42
RSAs at September 30, 2022	55,961	$55.56
During the first nine months of 2022, the Company granted performance-based Restricted Stock Units (RSUs) to Officers. An RSU represents the right to receive a share of the Company's common stock. Each award reflects a target number shares of common stock that may be issued to the award recipient. The 2022 awards may be earned upon the completion of a 3-year performance period. Whether RSUs are earned at the end of the performance period will be determined based on the achievement of certain performance objectives set by the Organization and Compensation Committee of the Board of Directors in connection with the issuance of the RSUs. The performance objectives are based on the Company's business plan covering the performance period. The performance objectives include achieving the budgeted return on equity, budgeted investment in utility plant, customer service standards, employee safety standards and water quality standards. Depending on the results achieved during the 3-year performance period, the actual number of shares that a grant recipient receives at the end of the performance period may range from 0% to 200% of the target shares granted, provided that the grantee is continuously employed by the Company through the vesting date. If prior to the vesting date employment is terminated by reason of death, disability or normal retirement, then a pro rata portion of this award will vest. The RSUs are recognized as expense ratably over the 3-year performance period using a fair market value of the Company's common share at the date of grant and an estimated number of RSUs earned during the performance period. As of September 30, 2022, there was approximately $2.7 million of total unrecognized compensation cost related to RSUs. The cost is expected to be recognized over a weighted average period of 1.5 years.
A summary of the status of the outstanding RSUs as of September 30, 2022 is presented below:

	Number of RSU Shares	Weighted-Average Grant-Date Fair Value
RSUs at January 1, 2022	90,942	$52.71
Granted	35,911	56.42
Performance criteria adjustment	12,173	58.63
Vested	(32,913)	58.63
Forfeited	(5,733)	52.83
RSUs at September 30, 2022	100,380	$54.01
The Company has recorded compensation costs for the RSAs and RSUs that are included in administrative and general operating expenses in the amount of $1.6 million and $1.9 million for the three months ended September 30, 2022 and 2021, respectively. For the nine months ended September 30, 2022 and 2021, the Company has recorded compensation costs for the RSAs and RSUs in the amount of $3.5 million and $4.5 million, respectively.

Note 4. Equity
On April 29, 2022, the Company entered into an equity distribution agreement to sell shares of its common stock having an aggregate gross sales price of up to $350.0 million from time to time depending on market conditions through an at-the-market equity program over the next three years. The Company intends to use the net proceeds from these sales, after deducting commissions on such sales and offering expenses, for general corporate purposes, which may include working capital, construction and acquisition expenditures, investments and repurchases, and redemptions of securities. The Company sold 461,034 shares of common stock through its at-the-market equity program and raised proceeds of $26.9 million net of $0.3 million in commissions paid under the equity distribution agreement during the three months ended September 30, 2022. During the nine months ended September 30, 2022, the Company sold 1,035,668 shares of common stock through its at-the-market equity program and raised proceeds of $57.1 million net of $0.6 million in commissions paid under the equity distribution agreement. The Company also incurred $0.1 million of equity issuance costs during the nine months ended September 30, 2022.
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
The Company’s changes in total equity for the nine months ended September 30, 2022 and 2021 were as follows:

	Nine months ended September 30, 2022
	Common Stock		Additional Paid-in Capital	Retained Earnings	Noncontrolling Interests	Total Equity
	Shares	Amount
	(In thousands)
Balance at January 1, 2022	53,716	$537	$651,121	$525,936	$5,386	$1,182,980
Net income (loss)				1,086	(192)	894
Issuance of common stock	85	1	1,106	—		1,107
Repurchase of common stock	(28)	—	(1,674)	—		(1,674)
Dividends paid on common stock ($0.2500 per share)				(13,429)	—	(13,429)
Investment in business with noncontrolling interest			(54)	—	54	—
Balance at March 31, 2022	53,773	538	650,499	513,593	5,248	1,169,878
Net income (loss)				19,484	(269)	19,215
Issuance of common stock	585	6	32,118			32,124
Repurchase of common stock	(2)	—	(111)			(111)
Dividends paid on common stock ($0.2500 per share)				(13,452)		(13,452)
Investment in business with noncontrolling interest			(153)		153	—
Distribution to noncontrolling interest					(348)	(348)
Balance at June 30, 2022	54,356	544	682,353	519,625	4,784	1,207,306
Net income (loss)				55,872	(189)	55,683
Issuance of common stock	470	4	29,034			29,038
Repurchase of common stock	(2)	—	(105)			(105)
Dividends paid on common stock ($0.2500 per share)				(13,590)		(13,590)
Investment in business with noncontrolling interest			(278)		278	—
Balance at September 30, 2022	54,824	$548	$711,004	$561,907	$4,873	$1,278,332

	Nine months ended September 30, 2021
	Common Stock		Additional Paid-in Capital	Retained Earnings	Noncontrolling Interests	Total Equity
	Shares	Amount
	(In thousands)
Balance at January 1, 2021	50,334	$503	$448,632	$472,209	$—	$921,344
Net loss				(3,032)	—	(3,032)
Issuance of common stock	528	5	24,481			24,486
Repurchase of common stock	(27)	—	(1,415)			(1,415)
Dividends paid on common stock ($0.2300 per share)				(11,581)	—	(11,581)
Balance at March 31, 2021	50,835	508	471,698	457,596	—	929,802
Net income (loss)				38,225	(149)	38,076
Issuance of common stock	702	7	40,895			40,902
Repurchase of common stock	(2)	—	(109)			(109)
Dividends paid on common stock ($0.2300 per share)				(11,702)	—	(11,702)
Acquisition of business with noncontrolling interest			—	—	5,294	5,294
Balance at June 30, 2021	51,535	515	512,484	484,119	5,145	1,002,263
Net income				62,429	70	62,499
Issuance of common stock	1,075	11	67,819			67,830
Repurchase of common stock	(2)	—	(69)			(69)
Dividends paid on common stock ($0.2300 per share)				(11,863)		(11,863)
Investment in business with noncontrolling interest			526		(526)	—
Balance at September 30, 2021	52,608	$526	$580,760	$534,685	$4,689	$1,120,660

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

	Three Months Ended September 30
	2022	2021
	(In thousands, except per share data)
Net income	$55,683	$62,499
Net (loss) income attributable to noncontrolling interests	$(189)	$70
Net income attributable to California Water Service Group	$55,872	$62,429
Weighted average common shares outstanding, basic	54,007	51,823
Weighted average common shares outstanding, dilutive	54,042	51,823
Earnings per share of common stock - basic	$1.03	$1.20
Earnings per share of common stock - diluted	$1.03	$1.20

	Nine Months Ended September 30
	2022	2021
	(In thousands, except per share data)
Net income	$75,792	$97,543
Net loss attributable to noncontrolling interests	$(650)	$(79)
Net income attributable to California Water Service Group	$76,442	$97,622
Weighted average common shares outstanding, basic	54,063	51,119
Weighted average common shares outstanding, dilutive	54,104	51,119
Earnings per share of common stock - basic	$1.41	$1.91
Earnings per share of common stock - diluted	$1.41	$1.91

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

Cash contributions made by the Company to the pension plans were $12.4 million and $18.9 million for the nine months ended September 30, 2022 and 2021, respectively. Cash contributions made by the Company to the other postretirement benefit plans were $0.5 million and $1.9 million for the nine months ended September 30, 2022 and 2021, respectively. The total 2022 estimated cash contribution to the pension plans and other postretirement benefits plans are expected to be approximately $16.1 million and $0.7 million, respectively.
The following tables list components of net periodic benefit costs for the pension plans and other postretirement benefits. The data listed under “pension plan” includes the qualified pension plan and the non-qualified supplemental executive retirement plan. The data listed under “other benefits” is for all other postretirement benefits.

	Three Months Ended September 30
	Pension Plan		Other Benefits
	2022	2021	2022	2021
Service cost	$9,235	$8,308	$1,683	$1,332
Interest cost	6,329	5,608	1,008	802
Expected return on plan assets	(11,307)	(9,873)	(2,482)	(2,194)
Amortization of prior service cost	242	248	39	48
Recognized net actuarial loss	999	2,881	(228)	(145)
Net periodic benefit cost	$5,498	$7,172	$20	$(157)

	Nine Months Ended September 30
	Pension Plan		Other Benefits
	2022	2021	2022	2021
Service cost	$27,704	$26,329	$5,048	$4,554
Interest cost	18,986	16,245	3,024	2,413
Expected return on plan assets	(33,920)	(29,605)	(7,445)	(6,577)
Amortization of prior service cost	727	755	117	145
Recognized net actuarial loss	2,997	6,729	(685)	(365)
Net periodic benefit cost	$16,494	$20,453	$59	$170
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
The revolving credit facilities contain affirmative and negative covenants and events of default customary for credit facilities of this type including, among other things, limitations and prohibitions relating to additional indebtedness, liens, mergers, and asset sales. Also, these unsecured credit agreements contain financial covenants governing the Company and its subsidiaries' consolidated total capitalization ratio and interest coverage ratio. As of September 30, 2022, the Company is in compliance with all of the covenant requirements and is eligible to use the full amount of the undrawn portion of the Company's unsecured revolving credit facilities.
The outstanding borrowings on the Company line of credit were $70.0 million and $35.0 million as of September 30, 2022 and December 31, 2021, respectively. There were no borrowings on the Cal Water line of credit as of September 30, 2022 and December 31, 2021, respectively. The average borrowing rate for borrowings on the Company and Cal Water lines of credit during the nine months ended September 30, 2022 was 2.18% compared to 0.98% for the same period last year.
Note 8. Income Taxes
The Company adjusts its effective tax rate each quarter to be consistent with the estimated annual effective tax rate. The Company also records the tax effect of unusual or infrequently occurring discrete items.
The provision for income taxes is shown in the tables below:

	Three Months Ended September 30
	2022	2021
Income tax expense	$6,243	$1,913

	Nine Months Ended September 30
	2022	2021
Income tax expense	$7,137	$4,654
Income tax expense increased $4.3 million to $6.2 million in the third quarter of 2022 primarily due to a decrease in the refunds of excess deferred income taxes.
Income tax expense increased $2.5 million to $7.1 million in the first nine months of 2022 primarily due to a decrease in the refunds of excess deferred income taxes.
The Company’s effective tax rate was 11.4% before discrete items as of September 30, 2022 and 4.3% as of September 30, 2021. The increase in the effective tax rate was primarily due to a decrease in the refunds of excess deferred income taxes.
The Company had unrecognized tax benefits of approximately $16.9 million and $14.9 million as of September 30, 2022 and 2021, respectively. Included in the balance of unrecognized tax benefits as of September 30, 2022 and 2021, is $4.2 million and $3.9 million, respectively, of tax benefits that, if recognized, would result in an adjustment to the Company’s effective tax rate. The Company does not expect its unrecognized tax benefits to change significantly within the next 12 months.

Note 9. Regulatory Assets and Liabilities
Regulatory assets and liabilities were comprised of the following as of September 30, 2022 and December 31, 2021:

	Recovery Period	September 30, 2022	December 31, 2021
Regulatory Assets
Pension and retiree group health	Indefinitely	$17,114	$17,607
Property-related temporary differences (tax benefits flowed through to customers)	Indefinitely	132,843	130,565
Other accrued benefits	Indefinitely	24,094	23,280
Net WRAM and MCBA long-term accounts receivable	1 - 2 years	46,037	29,789
Asset retirement obligations, net	Indefinitely	24,568	22,935
Interim rates memorandum account (IRMA) long-term accounts receivable	1 - 3 years	7,539	9,032
Tank coating	10 years	16,494	13,680
Recoverable property losses	Various	3,313	3,843
PCBA	1 year	19,762	21,500
Other components of net periodic benefit cost	Indefinitely	—	3,342
General district balancing account receivable	1 year	365	568
Customer assistance program (CAP) and Rate support fund (RSF) accounts receivable	1 year	2,843	5,991
Other regulatory assets	Various	3,390	3,560
Total Regulatory Assets		$298,362	$285,692

Regulatory Liabilities
Future tax benefits due to customers		$134,856	$135,027
Retiree group health		27,294	27,294
HCBA		13,918	9,687
CEBA		8,002	7,206
Net WRAM and MCBA long-term payable		230	143
Other components of net periodic benefit cost		1,190	354
Other regulatory liabilities		721	717
Total Regulatory Liabilities		$186,211	$180,428
Short-term regulatory assets and liabilities are excluded from the above table.
The short-term regulatory assets were $54.7 million as of September 30, 2022 and $78.6 million as of December 31, 2021. The short-term regulatory assets as of September 30, 2022 and December 31, 2021 primarily consist of net WRAM and MCBA, IRMA, and PCBA receivables.
The short-term portions of regulatory liabilities were $9.7 million as of September 30, 2022 and $17.5 million as of December 31, 2021. The short-term regulatory liabilities as of September 30, 2022 primarily consist of TCJA liabilities. As of December 31, 2021, short-term regulatory liabilities primarily consist of TCJA and HCBA liabilities.

Note 10. Commitments and Contingencies
Commitments
The Company has significant commitments to purchase water from water wholesalers. The Company also has operating and finance leases for water systems, offices, land easements, licenses, equipment, and other facilities. These commitments and leases are described in the Company's Annual Report on Form 10-K for the year ended December 31, 2021.
On August 16, 2022, BVRT Utility Holding Company (BVRT), a majority owned subsidiary of Texas Water, entered into a long-term water supply agreement with the Guadalupe Blanco River Authority (GBRA) through its wholly owned subsidiary, Camino Real Utility (Camino Real). The Company has provided a limited guarantee to GBRA for the agreed upon obligations. GBRA is a water conservation and reclamation district established by the Texas Legislature that oversees water resources for 10 counties. Under the terms of the agreement with GBRA, Camino Real will receive up to 2,419 acre-feet of potable water annually. The GBRA agreement involves four off-takers, including Camino Real, and GBRA plans to extend a potable water pipeline from the City of Lockhart to the City of Mustang Ridge and surrounding areas. Camino Real will be the utility service provider in this fast-growing area of the Austin metropolitan region and will provide potable water, recycled water, and wastewater services to portions of the City of Mustang Ridge and surrounding areas. Camino Real expects to invest over $40 million in capital in the first phase of the water supply pipeline project as one of four off-takers. In the third quarter of 2022, Camino Real committed $21.5 million for the pipeline project. As of September 30, 2022, this committed cash has not been transferred to GBRA and is classified as part of restricted cash on the Condensed Consolidated Balance Sheets. The Company currently expects this committed cash to be transferred to GBRA in the fourth quarter of 2022.
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
Other Legal Matters
From time to time, the Company is involved in various disputes and litigation matters that arise in the ordinary course of business. The status of each significant matter is reviewed and assessed for potential financial exposure. If the potential loss from any claim or legal proceeding is considered probable and the amount of the range of loss can be estimated, a liability is accrued for the estimated loss in accordance with the accounting standards for contingencies. Legal proceedings are subject to uncertainties, and the outcomes are difficult to predict. Because of such uncertainties, accruals are based on the best information available at the time. While the outcome of these disputes and litigation matters cannot be predicted with any certainty, management does not believe when taking into account existing reserves the ultimate resolution of these matters will materially affect the Company’s financial position, results of operations, or cash flows. As of September 30, 2022 and December 31, 2021, the Company recognized a liability of $6.0 million and $3.5 million, respectively, for known legal matters. The cost of litigation is expensed as incurred and any settlement is first offset against such costs. Any settlement in excess of the cost to litigate is accounted for on a case by case basis, dependent on the nature of the settlement.
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

	September 30, 2022
		Fair Value
	Cost	Level 1	Level 2	Level 3	Total
Long-term debt, including current maturities, net	$1,059,734	—	$1,001,637	—	$1,001,637

	December 31, 2021
		Fair Value
	Cost	Level 1	Level 2	Level 3	Total
Long-term debt, including current maturities, net	$1,060,986	$—	$1,338,831	$—	$1,338,831
Item 2
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Dollar amounts in thousands unless otherwise stated.
FORWARD-LOOKING STATEMENTS
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
•changes in customer water use patterns and the effects of conservation, including as a result of drought conditions;
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
•the impact of stagnating or worsening business and economic conditions, including inflationary pressures, general economic slowdown or a recession, increasing interest rates, and changes in monetary policy;
•the impact of market conditions and volatility on unrealized gains or losses on our non-qualified benefit plan investments and our operating results;
•the impact of weather and timing of meter reads on our accrued unbilled revenue; and
•the risks set forth in “Risk Factors” included in the Company's Annual Report on Form 10-K for the year ended December 31, 2021.

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
For the nine months ended September 30, 2022, there were no changes in the methodology for computing critical accounting estimates, no additional accounting estimates met the standards for critical accounting policies, and there were no material changes to the important assumptions underlying the critical accounting estimates.
COVID-19
During 2021 and for the nine months ended September 30, 2022 and through October 27, 2022, the COVID-19 pandemic has not had a significant impact on our business or operations. We have resumed shutoffs for non-payment in all of our regulated utilities.
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

RESULTS OF THIRD QUARTER 2022 OPERATIONS
COMPARED TO THIRD QUARTER 2021 OPERATIONS
Dollar amounts in thousands unless otherwise stated
Overview
Net Income Attributable to California Water Service Group
Net income attributable to California Water Service Group for the third quarter of 2022 was $55.9 million or $1.03 earnings per diluted common share, compared to net income attributable to California Water Service Group of $62.4 million or $1.20 earnings per diluted common share for the third quarter of 2021.
The $6.5 million decrease in net income was primarily due to an increase in total operating expenses of $15.8 million, driven mostly by increases in water production costs of $3.8 million, administrative and general expenses of $2.6 million, other operations expenses of $2.0 million, depreciation and amortization expense of $1.6 million, and income taxes of $4.2 million. Additionally, there was a $2.0 million decrease in unrealized gains on non-qualified benefit plan investments during the third quarter of 2022 compared to the third quarter of 2021. The expense increases were partially offset by an increase in operating revenue of $9.6 million, driven primarily by rate increases of $12.3 million and accrued unbilled revenue increase of $3.4 million, which was partially offset by decreases from changes in regulatory balance account revenue of $4.7 million and changes in deferred revenue of $3.8 million.
The change in accrued unbilled revenue was driven by weather and timing of when meter reads were completed during the month of September 2022 compared to September 2021. The change to unrealized gains on non-qualified benefit plan investments was caused by unfavorable market conditions, which is a factor outside our immediate control. Our net income and net other income in future periods are expected to continue to be similarly affected, potentially significantly, by increases or decreases in unrealized gains or losses on non-qualified benefit plan investments, particularly during periods of significant market volatility or significantly favorable or unfavorable market conditions.
Operating revenue increased $9.6 million, or 3.7%, to $266.3 million in the third quarter of 2022 as compared to the third quarter of 2021, with such change attributed to the following:

Net change due to WRAM, rate changes, usage, and other (1)	$18,097
MCBA Revenue (2)	(3,929)
Other balancing account revenue (3)	(799)
Deferral of revenue (4)	(3,785)
Net operating revenue increase	$9,584
1.The net change due to WRAM, rate changes, usage, and other in the above table was primarily driven by rate increases, the components of which are set forth in the table below, and a $3.4 million increase in accrued unbilled revenue.

Escalation rate increases	7,187
Purchased water and pump tax offsets	5,028
Rate base offsets	112
Total increase in rates	$12,327
2.MCBA revenue is the variance between adopted water production costs and actual water production costs. For the third quarter of 2022, we recorded a decrease to revenue of $4.8 million as compared to a decrease to revenue of $0.9 million for the third quarter 2021. The MCBA revenue decrease in the third quarter of 2022 as compared to the third quarter of 2021 resulted from a decrease in actual water production costs relative to adopted water production costs in the third quarter of 2022 due to an 8.9% decrease in purchased water production.
3.The other balancing account revenue consists of the pension, conservation and health care balancing account revenues. Pension and conservation balancing account revenues are the differences between actual expenses and adopted rate recovery. Health care balancing account revenue is 85% of the difference between actual health care expenses and adopted rate recovery. For the third quarter of 2022, we recognized a net decrease to revenue of $1.7 million for these balancing accounts as compared to a net decrease to revenue of $0.9 million for the third quarter of 2021.

4.The deferral of revenue consists of amounts that are expected to be collected from customers beyond 24 months following the end of the accounting period in which these revenues were recorded. The deferral increased in the third quarter of 2022 as compared to the third quarter of 2021 due to an increase in the balancing account revenue expected to be collected beyond 24 months.
Total Operating Expenses
Total operating expenses increased $15.8 million, or 8.5%, to $201.4 million in the third quarter of 2022, as compared to $185.6 million in the third quarter of 2021.
Water production cost consists of purchased water, purchased power, and pump taxes. It represents the largest component of total operating expenses, accounting for approximately 44.1% of total operating expenses for the third quarter of 2022, as compared to 45.8% of total operating expenses for the third quarter of 2021. Water production costs increased 4.5% in the third quarter of 2022 as compared to the same period last year primarily due to an increase in purchased water and power rates.
Sources of water as a percent of total water production are listed in the following table:

	Three Months Ended September 30
	2022	2021
Well production	50%	49%
Purchased	46%	48%
Surface	4%	3%
Total	100%	100%
The components of water production costs are shown in the table below:

	Three Months Ended September 30
	2022	2021	Change
Purchased water	$69,931	$67,604	$2,327
Purchased power	15,088	13,122	1,966
Pump taxes	3,731	4,225	(494)
Total	$88,750	$84,951	$3,799
Administrative and general expense increased $2.6 million, or 8.5%, to $33.3 million in the third quarter of 2022, as compared to $30.7 million in the third quarter of 2021. The increase was primarily due to increases of $1.5 million in uninsured loss costs and $1.0 million in employee labor costs. Changes in employee pension benefits and employee and retiree medical costs for regulated California operations generally do not affect net income, as the Company has been allowed by the CPUC to record these costs in balancing accounts for future recovery, creating a corresponding change to revenue.
Other operations expenses increased $2.0 million, or 8.1%, to $26.7 million in the third quarter of 2022, as compared to $24.7 million in the third quarter of 2021. The increase was primarily due to increases of $2.5 million in bad debt costs, $0.8 million in conservation program expenses, and $0.5 million of employee labor costs, which was partially offset by a reduction in costs associated with deferred WRAM and MCBA operating revenue. Changes in conservation program expense for regulated California operations generally do not affect net income, as the Company has been allowed by the CPUC to record these costs in balancing accounts for future recovery, creating a corresponding change to revenue.
Maintenance expense increased $0.7 million, or 9.0%, to $8.4 million in the third quarter of 2022, as compared to $7.7 million in the third quarter of 2021, due to repairs of mains.
Depreciation and amortization expense increased $1.6 million, or 5.9%, to $28.8 million in the third quarter of 2022, as compared to $27.2 million in the third quarter of 2021, mostly due to utility plant placed in service in 2021.
Income tax expense increased $4.2 million to $5.9 million in the third quarter of 2022, as compared to $1.7 million in the third quarter of 2021. The increase was primarily due to a $4.0 million decrease in TCJA refunds to ratepayers in the third quarter of 2022 as compared to the prior year.

Property and other taxes increased $0.9 million to $9.4 million in the third quarter of 2022, as compared to $8.5 million in the same period of 2021, mostly due to an increase in assessed property values for utility plant in service.
Other Income and Expenses
Net other income decreased $0.5 million to $2.1 million in the third quarter of 2022, as compared to a net other income of $2.6 million in the third quarter of 2021, due primarily to a $2.0 million decrease in unrealized gains on certain non-qualified benefit plan investments, which was partially offset by a $1.9 million increase in other components of net periodic benefit credit.
Interest Expense
Net interest expense increased $0.1 million, or 0.8%, to $11.3 million in the third quarter of 2022, as compared to $11.2 million in the third quarter of 2021. The increase was due primarily to an increase in interest rates.
RESULTS OF THE NINE MONTHS ENDED SEPTEMBER 30, 2022 OPERATIONS
COMPARED THE NINE MONTHS ENDED SEPTEMBER 30, 2021 OPERATIONS
Dollar amounts in thousands unless otherwise stated
Overview
Net Income Attributable to California Water Service Group
Net income attributable to California Water Service Group for the first nine months of 2022 was $76.4 million or $1.41 earnings per diluted common share, compared to net income attributable to California Water Service Group of $97.6 million or $1.91 earnings per diluted common share for the first nine months of 2021.
The $21.2 million decrease in net income was primarily due to a decrease of $11.4 million in unrealized gains on certain non-qualified benefit plan investments, a decrease of $9.4 million in accrued unbilled revenue, and an increase of $1.3 million of financing costs. Additionally, there was an increase in operating expenses of $42.8 million that was driven primarily by increases in water production costs of $6.5 million, administrative and general expenses of $6.6 million, other operations expenses of $18.6 million, maintenance expenses of $2.3 million, depreciation and amortization expense of $4.9 million, income taxes of $2.3 million, and property and other taxes of $1.7 million. These operating expense increases were partially offset by rate increases of $24.5 million, an increase of $10.8 million in operating revenue from a change in deferred revenue, and a $2.7 million gain from company-owned life insurance.
The change in accrued unbilled revenue was driven by weather and timing of when meter reads were completed during the month of September 2022 compared to September 2021. In the first nine months of 2022, accrued unbilled revenue added $10.7 million to revenue compared to $20.1 million in the same period last year. We expect the difference between 2022 and 2021 annual accrued unbilled revenue to be less than $2.0 million by the end of the year. Changes to unrealized gains on certain benefit plan investments were caused by unfavorable market conditions, which is a factor outside our immediate control. Our net income and net other income in future periods are expected to continue to be similarly affected, potentially significantly, by increases or decreases in unrealized gains or losses on non-qualified benefit plan investments, particularly during periods of significant market volatility or significantly favorable or unfavorable market conditions
Operating Revenue
Operating revenue increased $27.9 million, or 4.5%, to $645.5 million for the first nine months of 2022 as compared to the first nine months of 2021, with such change attributed to the following:

Net change due to WRAM, rate changes, usage, and other (1)	$24,867
MCBA Revenue (2)	(6,985)
Other balancing account revenue (3)	(728)
Deferral of revenue (4)	10,757
Net operating revenue increase	$27,911
1.The net change due to WRAM, rate changes, usage, and other in the above table was primarily driven by rate increases, the components of which are set forth in the table below and a $4.7 million increase in Hawaii Water due to an increase in customer usage. The increase was partially offset by a $9.4 million decrease in accrued unbilled revenue.

Escalation rate increases	16,180
Purchased water and pump tax offsets	8,063
Rate base offsets	207
Total increase in rates	$24,450
2.MCBA revenue is the variance between adopted water production costs and actual water production costs. For the first nine months of 2022, we recognized $3.1 million of MCBA revenue as compared to $10.1 million of MCBA revenue for the first nine months of 2021. The MCBA revenue decrease in the first nine months of 2022 as compared to the first nine months of 2021 resulted from a decrease in actual water production costs relative to adopted water production costs due to a 7.5% decrease in purchased water production.
3.The other balancing account revenue consists of the pension, conservation and health care balancing account revenues. Pension and conservation balancing account revenues are the differences between actual expenses and adopted rate recovery. Health care balancing account revenue is 85% of the difference between actual health care expenses and adopted rate recovery. For the first nine months of 2022 and 2021, we recognized a net decrease to revenue of $5.5 million for these balancing accounts as compared to a net decrease of $4.8 million for the first nine months of 2021. The decrease in revenue was primarily due to a decrease in actual pension expenses relative to adopted in the first nine months of 2022 as compared to the first nine months of 2021 partially offset by increase in actual conservation expenses relative to adopted.
4.The deferral of revenue consists of amounts that are expected to be collected from customers beyond 24 months following the end of the accounting period in which these revenues were recorded. The deferral decreased in the first nine months of 2022 as compared to the first nine months of 2021 due to a decrease in the balancing account revenue expected to be collected beyond 24 months.
Total Operating Expenses
Total operating expenses increased $42.8 million, or 8.5%, to $544.1 million for the first nine months of 2022, as compared to $501.3 million for the first nine months of 2021.
Water production costs consists of purchased water, purchased power, and pump taxes. It represents the largest component of total operating expenses, accounting for approximately 40.7% of total operating expenses in the first nine months of 2022, as compared to 42.8% of total operating expenses in the first nine months of 2021. Water production costs increased 3.0% in the first nine months of 2022 as compared to the same period last year primarily due to increased purchased water and power rates.
Sources of water as a percent of total water production are listed in the following table:

	Nine Months Ended September 30
	2022	2021
Well production	49%	48%
Purchased	47%	48%
Surface	4%	4%
Total	100%	100%
The components of water production costs are shown in the table below:

	Nine Months Ended September 30
	2022	2021	Change
Purchased water	$174,653	$174,508	$145
Purchased power	34,630	28,796	5,834
Pump taxes	11,912	11,384	528
Total	$221,195	$214,688	$6,507

Administrative and general expenses increased $6.6 million, or 7.1%, to $99.4 million in the first nine months of 2022, as compared to $92.8 million in the first nine months of 2021. The increase was primarily due to increases in outside legal and consulting service costs of $2.3 million, training and travel costs of $1.8 million, uninsured loss costs of $1.7 million, and employee labor costs of $1.5 million. Changes in employee pension benefits and employee and retiree medical costs for regulated California operations generally do not affect net income, as the Company has been allowed by the CPUC to record these costs in balancing accounts for future recovery, creating a corresponding change to revenue.
Other operations expenses increased $18.6 million, or 29.4%, to $81.9 million in the first nine months of 2022, as compared to $63.3 million in the first nine months of 2021. The increase was primarily due to an increase in the costs associated with the reduction of deferred revenue of $8.8 million, credit losses of $2.8 million, conservation program expenses of $2.1 million, water and wastewater treatment costs of $1.3 million, and employee labor cost of $0.9 million. Changes in conservation program expense for regulated California operations generally do not affect net income, as the Company has been allowed by the CPUC to record these costs in balancing accounts for future recovery, creating a corresponding change to revenue.
Maintenance expense increased $2.3 million, or 10.8%, to $23.4 million in the first nine months of 2022, as compared to $21.1 million in the first nine months of 2021, mostly due to an increase in repairs of services, tanks, and equipment.
Depreciation and amortization expense increased $4.9 million, or 6.0%, to $86.4 million in the first nine months of 2022, as compared to $81.5 million in the first nine months of 2021, mostly due to capital additions in 2021.
Income tax expense increased $2.3 million to $5.9 million in the first nine months of 2022, as compared to $3.6 million in the first nine months of 2021. The increase was primarily due to a higher effective tax rate that resulted from a decrease in the refunds of excess deferred federal income taxes.
Property and other taxes increased $1.7 million to $25.9 million in the first nine months of 2022, as compared to $24.2 million in the same period of 2021, mostly due to an increase in assessed property values.
Other Income and Expenses
Net other income decreased $5.4 million to $7.7 million in the first nine months of 2022, as compared to net other income of $13.1 million in the first nine months of 2021, due primarily to a $11.4 million decrease in unrealized gains on non-qualified benefit plan investments, which was partially offset by a $2.7 million gain on company owned life insurance and $4.0 million increase in other components of net periodic benefit credit.
Interest Expense
Net interest expense increased $1.3 million, or 4.2%, to $33.2 million in the first nine months of 2022, as compared to $31.9 million in the first nine months of 2021. The increase was due primarily to an increase in interest rates.
REGULATORY MATTERS
California Regulatory Activity
2021 GRC Filing
California Public Advocates Office reviewed Cal Water's 2021 GRC filing and submitted its report in February 2022. Cal Water reviewed California Public Advocates Office recommendations, evaluated the validity of the underlying data, and composed and filed rebuttal testimony with the CPUC in April 2022. Settlement negotiations with the California Public Advocates Office and intervenors began in the second quarter of 2022 and evidentiary hearings were held in the second quarter of 2022. A partial settlement with the California Public Advocates Office primarily addressing non-revenue matters was submitted on September 2, 2022. One intervenor submitted comments on the settlement on September 30, 2022, to which Cal Water filed a response. The CPUC will evaluate the proposal along with proposals of other parties and, in accordance with the assigned Commissioner’s scoping ruling, would be expected to issue a decision in the fourth quarter of 2022; however, the timing of the final decision is uncertain. We anticipate partial interim rate increases will be authorized to be added to customer billings effective January 1, 2023.

2021 Cost of Capital Application
On May 3, 2021, Cal Water filed its required application with the CPUC to review its cost of capital for 2022 through 2024. Cal Water currently has an approved return on equity of 9.2%, a cost of debt of 5.51%, and a 53.4% equity capital structure. Cal Water requested a return on equity of 10.35%, a cost of debt of 4.23%, and a 53.4% equity capital structure. The California Public Advocates Office recommends a return on equity of 7.81%, a cost of debt of 4.23%, and a 49.4% equity capital structure. Evidentiary hearings were held in May 2022 and the case was submitted to the CPUC at the end of the second quarter of 2022. The CPUC will evaluate the proposal along with proposals of other parties, and in accordance with its standard process, is currently expected to issue a decision in the fourth quarter of 2022. We have not reserved for any potential outcome of the proceeding as we have determined that it is not probable that the proceeding will be approved retroactively to January 1, 2022. In the event that the CPUC adopts the cost of capital components retroactively to January 1, 2022, the reduced cost of debt, if adopted at our proposed equity capital structure, would reduce 2022 annual revenue by $11.0 million.
California Drought Memorandum Account (DRMA)
In June 2021, Cal Water submitted advice letters to request a DRMA to track the incremental operational and administrative costs incurred to further implement updated Rule 14.1 for voluntary conservation measures and Schedule 14.1 for implementation of our Water Shortage Contingency Plan, including activities related to enhanced conservation efforts, staffing, and capital expenditures to ensure a safe, reliable supply of water. The DRMA would also track monies paid by customers for fines, penalties, or other compliance measures associated with water use violations; and penalties paid by Cal Water to its water wholesalers. The DRMA was approved by the CPUC with an effective date of June 14, 2021. Cal Water has incurred $1.4 million of cumulative DRMA related costs, of which $0.8 million was incurred in the first nine months of 2022.
The California State Governor has issued a drought declaration for all California counties through a series of State of Emergency Proclamations with the most recent on March 28, 2022. Given these drought proclamations and current water usage levels in all of its service areas, Cal Water has activated Stage 2 of the “Water Use Restrictions of its Water Shortage Contingency Plan” of Schedule 14.1 in all of its service areas.
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
In June of 2022, Cal Water submitted an advice letter to request offsets for increases in purchased water costs and pump taxes in four of its regulated districts totaling $12.7 million. The new rates were implemented on August 1, 2022.
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
Regulatory Activity - Other States
Kona Water Service Company GRC (Hawaii Water)
In May of 2021, Hawaii Water submitted a request for a private letter ruling (PLR) to the IRS on the treatment of deferred taxes because of the TCJA. A favorable decision on the PLR was received on November 18, 2021. The Consumer Advocates and Hawaii Water submitted a joint stipulation to the Hawaii Public Utility Commission (HPUC) incorporating the PLR into revised water rates on March 2, 2022. Hawaii Water is awaiting approval from the HPUC.
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
Kalaeloa Water Company GRC (Hawaii Water)
In August of 2021, a GRC application requesting an increase of revenues for Kalaeloa was submitted with the HPUC. In June of 2022, Hawaii Water and the Consumer Advocate submitted a full settlement agreement to the HPUC for approval. The HPUC issued a decision approving the settlement agreement in September of 2022. The approved revenue increase for Kalaeloa is $0.15 million or 4.9%.
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
LIQUIDITY
Cash flow from Operations
Cash flow from operations for the first nine months of 2022 was $199.8 million compared to $179.2 million for the same period in 2021. The increase in the first nine months of 2022 as compared to 2021 was primarily due to net receipt of $17.2 million from the Water Arrearages Payment Program. Cash generated by operations varies during the year due to customer billings and timing of collections and contributions to our benefit plans.
During the first nine months of 2022, we made contributions of $12.4 million to our employee pension plan compared to contributions of $18.9 million during the first nine months of 2021. During the first nine months of 2022, we made contributions of $0.5 million to the other postretirement benefit plans compared to contributions of $1.9 million during the first nine months of 2021. The full-year 2022 estimated cash contribution to the pension plans and other postretirement benefits plans are expected to be approximately $16.1 million and $0.7 million, respectively.

The water business is seasonal. Billed revenue is lower in the cool, wet winter months when less water is used compared to the warm, dry summer months when water use is highest. This seasonality results in the possible need for short-term borrowings under the unsecured revolving credit facilities in the event cash is not available to cover operating costs during the winter period. The increase in cash flows during the summer allows short-term borrowings to be paid down. Customer water usage can be lower than normal in drought years and when greater-than-normal precipitation falls in our service areas or temperatures are lower than normal, especially in the summer months. Aged accounts receivable past due more than 60 days decreased from $26.2 million as of December 31, 2021 to $15.8 million as of September 30, 2022 mostly due to the application of $16.9 million of Water Arrearages Payment Program funds.
Investing Activities
During the first nine months of 2022 and 2021, we used $222.1 million and $207.7 million, respectively, of cash for Company-funded and developer-funded utility plant expenditures. Annual expenditures fluctuate each year due to the availability of construction resources and our ability to obtain construction permits in a timely manner. For 2022, the Company's capital program will be dependent in part on the timing and nature of regulatory approvals in connection with Cal Water's 2021 GRC filing. The Company proposed to the CPUC spending $1.0 billion on water infrastructure investments in 2022-2024. Capital expenditures in California are evaluated in the context of the pending GRC and may change as the case moves forward.
Financing Activities
Net cash provided by financing activities was $61.4 million during the first nine months of 2022 compared to $132.6 million of net cash provided by financing activities for the same period in 2021. For 2022, this includes our issuance of $57.1 million of Company common stock through our at-the-market equity program and $1.6 million through our employee stock purchase plan. For 2021, this includes our issuance of $280.0 million of First Mortgage Bonds, $127.0 million of Company common stock through our at-the-market equity program, and $1.5 million through our employee stock purchase plan.
During the first nine months of 2022 and 2021, we borrowed $95.0 million and $180.0 million, respectively, on our unsecured revolving credit facilities. We made a repayment on our unsecured revolving credit facilities of $60.0 million and $430.0 million during the first nine months of 2022 and 2021, respectively.
The net WRAM and MCBA receivable balances were $94.8 million and $72.7 million as of September 30, 2022 and 2021, respectively. The receivable balances were primarily financed by Cal Water using short-term and long-term financing arrangements to meet operational cash requirements. Interest on the receivable balances, which represents the interest recoverable from customers, is limited to the then-current 90-day commercial paper rates which typically are significantly lower than Cal Water’s short and long-term financing rates.
Long-term Financing
During the first nine months of 2022, we utilized cash generated from operations, borrowings on the unsecured revolving credit facilities, and cash received from the sale of Company common stock through our at-the-market equity program to fund operations and capital investments.
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
As of September 30, 2022 and December 31, 2021, there were short-term borrowings of $70.0 million and $35.0 million, respectively, outstanding on the unsecured revolving credit facilities.
Given our ability to access our lines of credit on a daily basis, cash balances are managed to levels required for daily cash needs and excess cash is invested in short-term or cash equivalent instruments. Minimal operating levels of cash are maintained for Washington Water, New Mexico Water, Hawaii Water and Texas Water.

Both short-term credit agreements contain affirmative and negative covenants and events of default customary for credit facilities of this type including, among other things, limitations and prohibitions relating to additional indebtedness, liens, mergers, and asset sales. Also, these unsecured credit agreements contain financial covenants governing the Company and its subsidiaries’ consolidated total capitalization ratio not to exceed 66.7% and an interest coverage ratio of three or more. As of September 30, 2022, we are in compliance with all of the covenant requirements and are eligible to use the full amount of the undrawn portion of our unsecured revolving credit facilities.
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

Summarized Statement of Operations
(in thousands)	Nine Months Ended September 30, 2022		Twelve Months Ended December 31, 2021
	Issuer	Guarantor	Issuer	Guarantor
Net sales	$591,105	$—	$727,149	$—
Gross profit	$382,559	$—	$462,301	$—
Income from operations	$98,679	$179	$121,231	$181
Equity in earnings of guarantor		$74,954	$—	$99,912
Net income	$72,962	$75,792	$94,313	$100,979

Summarized Balance Sheet Information
(in thousands)	As of September 30, 2022		As of December 31, 2021
	Issuer	Guarantor	Issuer	Guarantor
Current assets	$260,451	$16,582	$251,573	$20,077
Intercompany receivable from Non-guarantors	$1,211	$43,319	$3,810	$31,449
Other assets	$435,157	$1,073,882	$431,137	$991,173
Long-term intercompany receivable from Non-issuers	$—	$32,970	$—	$34,216
Net utility plant	$2,745,839	$—	$2,625,092	$24
Total assets	$3,442,658	$1,166,753	$3,311,612	$1,076,939

Current liabilities	$236,625	$70,327	$211,915	$35,019
Intercompany payable to Non-guarantors and Guarantor	$5,094	$—	$361	$—
Long-term debt	$1,053,445	$—	$1,055,538	$—
Other liabilities	$1,068,611	$2,485	$1,046,647	$2,146
Total Liabilities	$2,363,775	$72,812	$2,314,461	$37,165
Dividends
During the first nine months of 2022, our quarterly common stock dividend payments were $0.7500 per share compared to $0.6900 per share during the first nine months of 2021. For the full year 2021, the payout ratio was 46.9% of net income. On a long-term basis, our goal is to achieve a dividend payout ratio of 60% of net income accomplished through future earnings growth.
At the October 26, 2022 meeting, the Company's Board of Directors declared the fourth quarter dividend of $0.2500 per share payable on November 18, 2022, to stockholders of record on November 7, 2022. This was our 311th consecutive quarterly dividend.
2022 Financing Plan
We intend to fund our utility plant needs in future periods through a relatively balanced approach between long-term debt and equity. The Company and Cal Water have a syndicated unsecured revolving line of credit of $150.0 million and $400.0 million, respectively, for short-term borrowings. As of September 30, 2022, the Company’s and Cal Water’s availability on these unsecured revolving lines of credit was $80.0 million and $400.0 million, respectively.
Book Value and Stockholders of Record
Book value per common share was $23.23 at September 30, 2022 compared to $21.92 at December 31, 2021. There were approximately 1,886 stockholders of record for our common stock as of August 8, 2022.
Utility Plant Expenditures
During the first nine months of 2022, utility plant expenditures totaled $222.1 million for Company-funded and developer-funded projects. For 2022, the Company's capital program will be dependent in part on the timing and nature of regulatory approvals in connection with Cal Water's 2021 GRC filing. The Company proposed to the CPUC spending $1.0 billion on water infrastructure investments in 2022-2024. Capital expenditures in California are evaluated in the context of the pending GRC and may change as the case moves forward.
As of September 30, 2022, construction work in progress was $269.6 million. Construction work in progress includes projects that are under construction but not yet complete and placed in service.
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

Historically, approximately half of our annual water supply is pumped from wells. State groundwater management agencies operate differently in each state. Some of our wells extract ground water from water basins under state ordinances. These are adjudicated groundwater basins, in which a court has settled the dispute between landowners, or other parties over how much annual groundwater can be extracted by each party. All of our adjudicated groundwater basins are located in the State of California. Our annual groundwater extraction from adjudicated groundwater basins approximates 5.4 billion gallons or 10.3% of our total annual water supply pumped from wells. Historically, we have extracted less than 100% of our annual adjudicated groundwater rights and have the right to carry forward up to 20% of the unused amount to the next annual period. All of our remaining wells extract ground water from managed or unmanaged water basins. There are no set limits for the ground water extracted from these water basins. Our annual groundwater extraction from managed groundwater basins approximates 32.1 billion gallons or 61.1% of our total annual water supply pumped from wells. Our annual groundwater extraction from unmanaged groundwater basins approximates 15.0 billion gallons or 28.6% of our total annual water supply pumped from wells. Most of the managed groundwater basins we extract water from have groundwater recharge facilities. We are required to financially support these groundwater recharge facilities by paying well pump taxes. Our well pump taxes were $3.7 million and $4.2 million for the three months ended September 30, 2022 and 2021, respectively. For the nine months ended September 30, 2022 and 2021, our well pump taxes were $11.9 million and $11.4 million, respectively. In 2014, the State of California enacted the Sustainable Groundwater Management Act of 2014. The law and its implementing regulations require most basins to select a sustainability agency by 2017, develop a sustainability plan by 2022, and show progress toward sustainability by 2027. We expect that after the act's provisions are fully implemented, substantially all the Company's California groundwater will be produced from sustainably managed and adjudicated basins.
California's normal weather pattern yields little precipitation between mid-spring and mid-fall. The Washington Water service areas receive precipitation in all seasons, with the heaviest amounts during the winter. New Mexico Water's rainfall is heaviest in the summer monsoon season. Hawaii Water receives precipitation throughout the year, with the largest amounts in the winter months. Water usage in all service areas is highest during the warm and dry summers and declines in the cool winter months. Rain and snow during the winter months in California replenish underground water aquifers and fill reservoirs, providing the water supply for subsequent delivery to customers. As of June 13, 2022, the State of California snowpack water content during the 2022-2023 water year is 16% of long-term averages (per the California Department of Water Resources, Northern Sierra Precipitation Accumulation report). The northern Sierra region is the most important for the state’s urban water supplies. The central and southern portions of the Sierras have recorded 0% of long-term averages. Management believes that, notwithstanding lower-than-average snowpack water content, supply pumped from underground aquifers and purchased from wholesale suppliers will be adequate to meet customer demand for the remainder of 2022 and thereafter. Long-term water supply plans are developed for each of our districts to help assure an adequate water supply under various operating and supply conditions. Some districts have unique challenges in meeting water quality standards, but management believes that supplies will meet current standards using currently available treatment processes.
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

CONTRACTUAL OBLIGATIONS
During the nine months ended September 30, 2022, there were no material changes in contractual obligations outside the normal course of business other than as set forth below.
On August 16, 2022, BVRT Utility Holding Company (BVRT), a majority owned subsidiary of Texas Water, entered into a long-term water supply agreement with the Guadalupe Blanco River Authority (GBRA) through its wholly owned subsidiary, Camino Real Utility (Camino Real). We have provided a limited guarantee to GBRA for the agreed upon obligations. GBRA is a water conservation and reclamation district established by the Texas Legislature that oversees water resources for 10 counties. Under the terms of the agreement with GBRA, Camino Real will receive up to 2,419 acre-feet of potable water annually. The GBRA agreement involves four off-takers, including Camino Real, and GBRA plans to extend a potable water pipeline from the City of Lockhart to the City of Mustang Ridge and surrounding areas. Camino Real will be the utility service provider in this fast-growing area of the Austin metropolitan region and will provide potable water, recycled water, and wastewater services to portions of the City of Mustang Ridge and surrounding areas. Camino Real expects to invest over $40 million in capital in the first phase of the water supply pipeline project as one of four off-takers. In the third quarter of 2022, Camino Real committed $21.5 million for the pipeline project. As of September 30, 2022, this committed cash has not been transferred to GBRA and is classified as part of restricted cash on the Condensed Consolidated Balance Sheets. We currently expect this committed cash to be transferred to GBRA in the fourth quarter of 2022.
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
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2022. Based on that evaluation, we concluded that our disclosure controls and procedures were effective at the reasonable assurance level.
(b) Changes to Internal Control over Financial Reporting
There was no change in our internal controls over financial reporting that occurred during the quarter ended September 30, 2022, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.
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

Item 6.
EXHIBITS

Exhibit	Description
3.1	Certificate of Incorporation of California Water Service Group (Exhibit 3.1 to the Quarterly Report on Form 10-Q filed August 9, 2006)

3.2	Certificate of Amendment to Certificate of Incorporation of California Water Service Group (Exhibit 3.1 to the Current Report on Form 8-K filed June 10, 2011)

3.3	Certificate of Amendment to Amended Certificate of Incorporation of California Water Service Group (Exhibit 3.3 to the Quarterly Report on Form 10-Q filed July 28, 2022)

3.4	Amended and Restated Bylaws of California Water Service Group (Exhibit 3.1 to the Current Report on Form 8-K filed September 29, 2021)

4.0	The Company agrees to furnish upon request to the Securities and Exchange Commission a copy of each instrument defining the rights of holders of long-term debt of the Company.

31.1	Chief Executive Officer certification of financial statements pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer certification of financial statements pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

32	Chief Executive Officer and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from this Quarterly Report on Form 10-Q formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to the Condensed Consolidated Financial Statements.

104	The cover page from this Quarterly Report on Form 10-Q formatted in iXBRL (included as exhibit 101)

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CALIFORNIA WATER SERVICE GROUP
Registrant

October 27, 2022	By:	/s/ Thomas F. Smegal III
Thomas F. Smegal III
Vice President,
Chief Financial Officer and Treasurer
(Principal Financial Officer)