Form 10-K
period 2022-12-31
CALIFORNIA WATER SERVICE GROUP
filed 2023-03-01
CIK 1035201

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒
The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant was $2,122 million on June 30, 2022, the last business day of the registrant's most recently completed second fiscal quarter. The valuation is based on the closing price of the registrant's common stock as traded on the New York Stock Exchange.
The Common stock outstanding at February 6, 2023 was 55,600,905 shares.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information required to be disclosed in Part III of this report is incorporated by reference from the registrant’s definitive Proxy Statement for its Annual Meeting of Stockholders to be held on or about May 31, 2023. The proxy statement is expected to be filed no later than 120 days after the end of the fiscal year covered by this report.

PART I
Item 1.    Business.
Forward-Looking Statements
This annual report, including all documents incorporated by reference, contains forward-looking statements within the meaning established by the Private Securities Litigation Reform Act of 1995 (the PSLRA). The forward-looking statements are intended to qualify under provisions of the federal securities laws for "safe harbor" treatment established by the PSLRA. Forward-looking statements in this annual report are based on currently available information, expectations, estimates, assumptions and projections, and our management's beliefs, assumptions, judgments and expectations about us, the water utility industry and general economic conditions. These statements are not statements of historical fact. When used in our documents, statements that are not historical in nature, including words like "will," "would," “expects,” “intends,” “plans,” “believes,” “may,” "could," “estimates,” “assumes,” “anticipates,” “projects,” "progress," “predicts,” "hopes," "targets," “forecasts,” “should,” “seeks,” "indicates," or variations of these words or similar expressions are intended to identify forward-looking statements. Examples of forward-looking statements in this annual report include, but are not be limited to, statements describing our intention, indication or expectation regarding dividends, retained earnings or targeted payout ratio, our expectations, anticipations or beliefs regarding governmental, legislative, judicial, administrative or regulatory timelines, decisions, approvals, authorizations, requirements or other actions, including with respect to the 2021 GRC Filing, our cost of capital application, rate amounts or cost recovery mechanics or climate change legislation or regulations, and associated impacts, our intentions regarding expansion opportunities, estimates of, or expectations regarding, capital expenditures, funding needs or other capital requirements, obligations or commitments, our beliefs regarding adequacy of water supplies, anticipated renewal of contracts, anticipated or estimated prices or amounts of water, our commitments or expectations regarding our human capital resources, our intentions regarding use of net proceeds from any future equity issuances or our intentions regarding our capital structure or capital allocation plans. The forward-looking statements are not guarantees of future performance. They are based on numerous assumptions that we believe are reasonable, but they are open to a wide range of uncertainties and business risks. Consequently, actual results may vary materially from what is contained in a forward-looking statement.
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
•changes in regulatory commissions' policies and procedures, such as the California Public Utilities Commission (CPUC)’s decision in 2020 to preclude companies from proposing fully decoupled WRAMs in their next GRC filing (which impacted our 2021 GRC Filing related to our operations commencing in 2023);
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
During the year ended December 31, 2022, there were no significant changes in the kind of products produced or services rendered by our operating subsidiaries, or in the markets or methods of distribution.

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
Regulated Business
California water operations are conducted by Cal Water, which provides service to approximately 496,400 customer connections in approximately 100 California communities through 21 separate districts, which are subject to regulation by the CPUC. California water operations accounted for approximately 89.8% of our total customer connections and 91.6% of our total consolidated operating revenue.
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
In October of 2011, an agreement was negotiated with the City of Hawthorne to lease and operate its water system. The system, which is located near the Hermosa Redondo district, serves about half of Hawthorne's population. The capital lease agreement required an up-front $8.1 million lease deposit to the city that is being amortized over the lease term. Additionally, annual lease payments are contracted to be adjusted based on changes in rates charged to customers. Under the lease, we are responsible for all aspects of system operation and capital improvements, although title to the system and system improvements reside with the city. Capital improvements are recorded as depreciable plant and equipment and depreciated per the asset lives set forth in the agreement. In exchange, we receive all revenue from the water system, which was $12.5 million, $11.4 million, and $10.5 million in 2022, 2021, and 2020, respectively. At the end of the lease, the city is required to reimburse us for the unamortized value of capital improvements made during the term of the lease. The City of Hawthorne capital lease is a 15-year lease and expires in 2026.
In April of 2018, a renewal agreement was negotiated with the City of Commerce for us to continue to lease and to operate its water system for 15 years. Under the agreement, the operating lease requires us to pay $0.8 million per year in monthly installments. We have operated the City of Commerce water system since 1985 and are responsible for all operations, maintenance, water quality assurance, customer service programs, and financing capital improvements to provide a reliable supply of water that meets federal and state standards to customers served by the City of Commerce system. The City of Commerce retains title to the system and system improvements and remains responsible for setting its customers’ water rates. We bear the risks of operation and collection of amounts billed to customers. In exchange, we receive all revenue from the water system, which was $4.2 million, $3.4 million, and $2.9 million in 2022, 2021, and 2020, respectively. The agreement allows us to request a rate change annually in order to recover costs.
Hawaii Water provides service to approximately 6,200 water and wastewater customer connections on the islands of Maui, Oahu, and Hawaii, including several large resorts and condominium complexes. Hawaii Water's regulated customer connections are subject to the jurisdiction of the Hawaii Public Utilities Commission (HPUC). Hawaii Water accounts for 1.1% of our total customer connections and approximately 4.9% of our total consolidated operating revenue.
Washington Water provides domestic water service to approximately 37,500 customer connections in the Tacoma, Olympia, Graham, Spanaway, Puyallup, Rainier, Yelm, and Gig Harbor areas. Washington Water's utility operations are regulated by the Washington Utilities and Transportation Commission. Washington Water accounts for approximately 6.8% of our total customer connections and approximately 2.6% of our total consolidated operating revenue.

New Mexico Water provides service to approximately 10,700 water and wastewater customer connections in the Belen, Farmington, Los Lunas, Indian Hills, and Elephant Butte areas in New Mexico. New Mexico's regulated operations are subject to the jurisdiction of the New Mexico Public Regulation Commission (NMPRC). New Mexico Water accounts for approximately 1.9% of our total customer connections and 0.7% of our total consolidated operating revenue.
In May of 2021, Texas Water became the majority owner of BVRT Utility Holding Company (BVRT), a Texas-based utility development company owning and operating four wastewater utilities serving growing communities outside of Austin and San Antonio. Texas Water initially invested funds to enable BVRT to continue to build wastewater infrastructure and converted its investment to equity. BVRT’s five wastewater utilities currently serve or are under contract to serve over 2,200 customer connections. On August 16, 2022, BVRT entered into a long-term water supply agreement with the Guadalupe Blanco River Authority (GBRA) that enables BVRT to receive up to 2,419 acre-feet of potable water annually (see Note 14 for more details). Texas Water accounts for approximately 0.4% of our total customer connections and 0.2% of our total consolidated operating revenue.
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
We distribute and treat water and treat wastewater in accordance with accepted water utility methods. Where applicable, we hold franchises and permits in the cities and communities where we operate. The franchises and permits allow us to operate and maintain facilities in public streets and rights-of-way as necessary.
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
In California, nearly all non-regulated activities are considered NTPS. The prescribed accounting for these NTPS is incremental cost allocation plus revenue sharing with regulated customers. Non-regulated services determined to be "active activities" require a 10% revenue sharing, and "passive activities" require a 30% revenue sharing. The amount of non-regulated revenues subject to revenue sharing is the total billed revenues less any authorized pass-through costs. Some examples of CPUC authorized pass-through costs are purchased water, purchased power, and pump taxes. All of our non-regulated services, except for leasing communication antenna sites on our properties, are "active activities" subject to a 10% revenue sharing. Leasing communication antenna sites on our properties are "passive activities" subject to a 30% revenue sharing. Cal Water's annual revenue sharing with regulated customers was $2.7 million, $3.1 million, and $2.5 million in 2022, 2021, and 2020, respectively.
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

(rounded to the nearest hundred)	2022	2021
SAN FRANCISCO BAY AREA/NORTH COAST
Bay Area Region (serving South San Francisco, Colma, Broadmoor, San Mateo, San Carlos, Lucerne, Duncans Mills, Guerneville, Dillon Beach, Noel Heights and portions of Santa Rosa)	56,000	56,000
Bear Gulch (serving portions of Menlo Park, Atherton, Woodside and Portola Valley)	19,000	19,000
Los Altos (including portions of Cupertino, Los Altos Hills, Mountain View and Sunnyvale)	19,000	19,000
Livermore	19,000	19,000
	113,000	113,000
SACRAMENTO VALLEY
Chico (including Hamilton City)	31,300	31,100
Oroville	3,700	3,700
Marysville	3,800	3,800
Dixon	3,100	3,100
Willows	2,400	2,400
	44,300	44,100
SALINAS VALLEY
Salinas Valley Region (including Salinas and King City)	31,700	31,700
	31,700	31,700
SAN JOAQUIN VALLEY
Bakersfield	74,100	73,700
Stockton	45,200	44,900
Visalia	48,100	47,400
Selma	6,600	6,600
Kern River Valley	4,100	4,000
	178,100	176,600
LOS ANGELES AREA
East Los Angeles	27,000	27,000
Hermosa Redondo (serving Hermosa Beach, Redondo Beach and a portion of Torrance)	27,200	27,200
Dominguez (Carson and portions of Compton, Harbor City, Long Beach, Los Angeles and Torrance)	34,400	34,400
Los Angeles County Region (including Palos Verdes Estates, Rancho Palos Verdes, Rolling Hills Estates, Rolling Hills, Fremont Valley, Lake Hughes, Lancaster and Leona Valley)	25,900	25,800
Westlake (a portion of Thousand Oaks)	7,100	7,100
Hawthorne and Commerce (leased municipal systems)	7,700	7,600
	129,300	129,100
CALIFORNIA TOTAL	496,400	494,500
HAWAII	6,200	6,200
NEW MEXICO	10,700	8,600
WASHINGTON	37,500	36,400
TEXAS	2,200	1,900
COMPANY TOTAL	553,000	547,600

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
The CPUC follows a rate case plan which requires Cal Water to file a GRC for each of its regulated operating districts (except Grand Oaks) every three years. In a GRC proceeding the CPUC not only considers the utility's rate setting requests, but may also consider other issues that affect the utility's rates and operations. The CPUC is generally required to issue its GRC decision prior to the first day of the test year or authorize interim rates and an Interim Rates Memorandum Account (IRMA) or just an IRMA. In accordance with the rate case plan, Cal Water filed its most recent GRC filing in July of 2021 (2021 GRC Filing) requesting rate changes effective January 1, 2023. For additional information on our 2021 GRC Filing, see "Regulatory Activity - California".
Between GRC filings, Cal Water may file escalation rate increases, which allow Cal Water to recover cost increases, primarily from inflation and incremental investments, generally during the second and third years of the rate case cycle. However, escalation rate increases are district specific and subject to an earnings test. The CPUC may reduce a district’s escalation rate increase if, in the most recent 13-month period, the earnings test reflects earnings in excess of what was authorized for that district.
In addition, California water utilities are entitled to make offset requests via advice letter. Offsets may be requested to adjust revenues for construction projects authorized in GRCs or recycled water projects when those capital projects go into service (these filings are referred to as "rate base offsets"), or for rate changes charged to Cal Water for purchased water, purchased power, and pump taxes (which are referred to as "expense offsets"). Rate changes approved in offset requests remain in effect until the next GRC is approved.
In pursuit of the State of California's water conservation goals, the CPUC decoupled Cal Water's revenue requirement from customer consumption levels in 2008 by authorizing a Water Revenue Adjustment Mechanism (WRAM) and Modified Cost Balancing Account (MCBA) for each district. The WRAM and MCBA were designed to ensure that Cal Water recovers revenues authorized by the CPUC regardless of customer consumption. This removed the historical disincentive against promoting lower water usage among customers. Through an annual advice letter filing, Cal Water can seek to recover any under-collected metered revenue amounts authorized, or refunds over-collected metered revenues, via surcharges and surcredits. The advice letters generally have been filed in April of each year and addressed the net WRAM and MCBA balances recorded for the previous calendar year. The majority of WRAM and MCBA balances have been collected or refunded through surcharges/surcredits over 12 and 18 months. The WRAM and MCBA amounts have been cumulative, so if they were not amortized in a given calendar year, the balance was carried forward and included with the following year balance. Cal Water also had a Sales Reconciliation Mechanism (SRM) in place for 2021 and 2022 (the second and third years of its 2018 GRC), that allowed the company to adjust its adopted sales forecast if actual sales vary from adopted sales by more than 5.0% in the prior year in a district. The SRM moderates the growth of the net WRAM and MCBA balances until the next GRC.
The CPUC issued a decision effective August 27, 2020 requiring that Class A companies submitting GRC filings after the effective date be (i) precluded from proposing the use of a full decoupling WRAM in their next GRCs and (ii) allowed the use of Monterey-Style Water Revenue Adjustment Mechanisms (MWRAM). In addition, the CPUC's decision allowed for Incremental Cost Balancing Accounts (ICBAs), which are authorized by state statute, to replace the MCBA. The MWRAM tracks the difference between the revenue received for actual metered sales through the tiered volumetric rate and the revenue that would have been received with the same actual metered sales if a uniform rate had been in effect. The ICBA tracks differences between the authorized per-unit prices of water production costs and actual per-unit prices of water production costs. Cal Water complied with this decision in its 2021 GRC Filing and expects these replacement mechanisms to be in effect for 2023.

In September 2020, Cal Water filed an Application for Rehearing at the CPUC seeking to reverse the August 27, 2020 CPUC decision. While a decision was pending on the Application for Rehearing, Cal Water along with four other Class A California water utilities filed Petitions for a Writ of Review with the California Supreme Court (Court) on or about October 27, 2021. In September 2021, the CPUC denied the Application for Rehearing. On May 18, 2022, the Court issued writs granting review and ordered the CPUC and other filing parties to submit additional pleadings to the Court. The final pleadings were submitted on January 13, 2023. Cal Water anticipates that the Court will schedule an oral argument before it begins deliberations and issues its decision.
Regulatory Activity - California
2021 GRC Filing and Interim Rates Memorandum Account (IRMA)
On July 2, 2021, Cal Water filed its 2021 GRC requesting water infrastructure improvements of $1.0 billion in accordance with the rate case plan for all of its regulated operating districts (except Grand Oaks) for the years 2022, 2023, and 2024. The CPUC continues to evaluate the water infrastructure improvements along with operating budgets to establish water rates that reflect the actual cost of service. The CPUC also continues to evaluate Cal Water's proposed rate design changes that would improve revenue stability and provide a discounted unit rate to the first six units of water per month for residential customers. In the proposal, this block of usage would be charged at 25% of the second tier rate. The CPUC has recognized this six-unit block as essential for basic needs. As part of the rate design changes, Cal Water has proposed the use of a MWRAM and ICBA. The required filing was the start of an approximately 18-month review process, with any changes in customer rates scheduled to become effective on January 1, 2023. Cal Water proposed to the CPUC to increase revenues by $80.5 million, or 11.1%, in 2023; $43.6 million, or 5.4%, in 2024; and $43.2 million, or 5.1%, in 2025 to support these investments. If approved as filed, we expect that the average residential customer bill would increase less than $5 per month across all of Cal Water’s service areas.
California Public Advocates Office, an independent consumer advocate at the CPUC, reviewed Cal Water's 2021 GRC Filing and submitted its report in February 2022. Cal Water reviewed California Public Advocates Office recommendations, evaluated the validity of the underlying data, and composed and filed rebuttal testimony with the CPUC in April 2022. Settlement negotiations with the California Public Advocates Office and intervenors began in the second quarter of 2022 and evidentiary hearings were held in the second quarter of 2022. A partial settlement with the California Public Advocates Office primarily addressing non-revenue matters was submitted on September 2, 2022. One intervenor submitted comments on the settlement on September 30, 2022, to which Cal Water filed a response. The CPUC continues to evaluate the proposal along with proposals of other parties. A final decision on the case was previously expected to be issued in late 2022 in accordance with the CPUC's Rates Case Plan, with new rates going into effect on January 1, 2023; however, due to unspecified delays at the CPUC, the timing of a final decision is uncertain. In January 2023, the CPUC issued a decision extending its statutory deadline until July 3, 2023. Normally, the CPUC is subject to a requirement to process applications within 18 months of filing. In our experience, it is the CPUC's practice to extend its statutory deadline, in some cases multiple times, as needed. If the partial settlement is not approved or is approved on terms less favorable to us, such approval or decision could have a material adverse impact on our revenue, operating results and earnings per share. Even if the partial settlement is approved on its current terms, there could be a material adverse impact on our revenue, operating results, and earnings per share on an interim basis if the case is materially delayed. However, we would expect this to be reversed at the time of a final decision through recognition of interim rate recovery.
In June of 2022, Cal Water filed a motion requesting authority to increase rates by inflation on January 1, 2023 and for the establishment of an IRMA in the event the CPUC does not issue a final decision for the 2021 GRC Filing in time for new rates to be implemented on January 1, 2023. In November of 2022, the Administrative Law Judge (ALJ) assigned to evaluate the motion granted Cal Water’s request for the IRMA but did not authorize the inflation rate increase. Accordingly, on December 27, 2022, Cal Water requested that the IRMA, which was approved by the CPUC, track the difference between the current rates that continue to be billed starting January 1, 2023 (considered to be interim rates), and the rates that will eventually be approved pursuant to the CPUC's decision concerning Cal Water's 2021 GRC Filing plus any additional revenue changes approved since July 1, 2021 (final rates). After the CPUC's decision is issued and final rates are implemented, then we would expect the balance in the IRMA to be reviewed, and customer bills to be adjusted to account for the difference between interim rates and final rates back to January 1, 2023.
In January of 2023, Cal Water filed a motion requesting a modification to the November 2022 ruling on inflationary rate increases. In the motion, Cal Water requested inflationary rate increases of 1.5% in Marysville and 4% for all other ratemaking areas besides Selma, Travis Air Force Base, and Visalia for whom a rate increase was not requested. In February of 2023, the ALJ assigned to evaluate the motion granted Cal Water's request. Cal Water is expecting to implement the new rates April 15, 2023 and the new rates are expected to be considered interim rates as of the effective date of the implementation.

Escalation Increase Requests
As a part of the decision on the 2018 GRC, Cal Water was authorized to request annual escalation rate increases for 2021 and 2022 for those districts that passed the earnings test. In November of 2021, Cal Water requested 2022 escalation rate increases for 19 of its regulated districts. The increase in annual adopted gross revenue associated with the November 2021 filing was $21.7 million. The new rates were implemented on January 1, 2022.
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
In December of 2022, Cal Water submitted an advice letter to request offsets for increases in purchased water costs and pump taxes in five of its regulated districts totaling $5.1 million. The new rates were implemented on January 1, 2023.
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
Cost of Capital Application
On May 3, 2021, after an approved extension from a 2020 due date, Cal Water filed its required application with the CPUC to review its cost of capital for 2022 through 2024. Cal Water currently has an approved return on equity of 9.2%, a cost of debt of 5.51%, and a capital structure of 53.4% equity to 46.6% debt ratio. Cal Water requested a return on equity of 10.35%, a cost of debt of 4.23%, and a capital structure of 53.4% equity to 46.6% debt ratio. The California Public Advocates Office recommended a return on equity of 7.81%, a cost of debt of 4.23%, and a capital structure of 49.4% equity to 50.6% debt ratio. Evidentiary hearings were held in May 2022 and the case was submitted to the CPUC at the end of the second quarter of 2022. We believe the CPUC will evaluate the proposal along with proposals of other parties, and, in accordance with its standard process, is currently expected to issue a decision no earlier than the second quarter of 2023. In the event that the CPUC adopts the cost of capital components retroactively to January 1, 2022, we estimate the reduced cost of debt, if adopted at our proposed equity capital structure, would reduce annual revenue by approximately $11.0 million. We have not reserved for any potential outcome of the proceeding as we have determined that it is not probable that the proceeding will be approved retroactively to January 1, 2022.
California Drought Memorandum Account (DRMA)
In June of 2021, Cal Water submitted advice letters to request a DRMA to track, for potential future recovery, the incremental operational and administrative costs incurred to further implement updated Rule 14.1 for voluntary conservation measures and Schedule 14.1 for implementation of our Water Shortage Contingency Plan, which includes activities related to enhanced conservation efforts, staffing, and capital expenditures to ensure a safe, reliable supply of water. The DRMA was approved by the CPUC with an effective date of June 14, 2021. The DRMA also tracks monies paid by customers for fines, penalties, or other compliance measures associated with water use violations; and penalties paid by Cal Water to its water wholesalers. Cal Water has incurred $1.3 million of DRMA related costs in 2022 as compared to $0.6 million in 2021.

California's Governor has issued a drought declaration for all California counties through a series of State of Emergency Proclamations with the most recent on March 28, 2022. Given these drought proclamations and current water usage levels in all of its service areas, Cal Water has activated Stage 2 of the “Water Use Restrictions of its Water Shortage Contingency Plan (WSCP)” of Schedule 14.1 in all of its service areas; as a result, Cal Water has seen increase in DRMA related costs in 2022.
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
Drought Response Memorandum Account (DREMA)
In December of 2022, Cal Water received approval for a DREMA to track lost revenues, for potential future recovery, associated with reduced sales as a result of the activation of Rule 14.1 and Schedule 14.1 of its WSCP in all of its service territories. The request is consistent with the CPUC's drought procedures which allow companies without full decoupling mechanisms to track lost revenues, subject to a 20 basis points return on equity adjustment, associated with the reduced sales as a result of the activation of either Rule 14.1 or Schedule 14.1. As Cal Water's full decoupling mechanisms ended on December 31, 2022, the DREMA became effective as of January 1, 2023.
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
Due to the complexity of the project, total project costs exceeded the advice letter cap of $96.1 million. Total project costs incurred as of the end of 2022 were $117.2 million. Amongst other things, the 2021 GRC Filing requested an additional $6.4 million of capital costs to be included in base rates plus authority to open a memorandum account allowing Cal Water to track incremental capital-related costs associated with this project. The remaining $14.7 million of capital costs not in base rates will be tracked in the memorandum account for possible future recovery.
Regulatory Activity - Other States
Kona Water Service Company GRC (Hawaii Water)
In May of 2021, Hawaii Water submitted a request for a private letter ruling (PLR) to the IRS on the treatment of deferred taxes because of the Tax Cuts Jobs Act (TCJA). A favorable decision on the PLR was received on November 18, 2021. The Consumer Advocacy, a division within the Department of Commerce and Consumer Affairs of the State of Hawaii that is responsible for matters related to regulated utilities, and Hawaii Water submitted a joint stipulation to the Hawaii Public Utility Commission (HPUC) incorporating the PLR into revised water rates on March 2, 2022. Hawaii Water received approval on December 15, 2022 from the HPUC.
HOH Utilities Company (Hawaii Water)
In June of 2021, Hawaii Water signed an agreement to acquire the assets of HOH Utilities Company, a wastewater utility located in the growing Poipu/Koloa area of Kauai County on the island of Kauai.
Hawaii Water will own and manage the wastewater utility, which currently serves almost 1,800 residential, commercial, and resort customer equivalent units in Poipu and Koloa, including three hotels, condominiums, multi-family housing, a golf course, and single-family homes.
Hawaii Water received HPUC approval for the acquisition in June of 2022 and is expecting the acquisition to close by the second quarter of 2023. The acquisition is subject to satisfaction of customary closing conditions.

Keauhou Community Services, Inc. (Hawaii Water)
In December 2020, Hawaii Water entered into an asset purchase agreement with Keauhou Community Services, Inc. (KCSI). KCSI is a utility that provides wastewater service in the Keauhou area of North Kona on the island of Hawaii. An application for approval of the transaction was submitted to the HPUC in October of 2021 and was approved in December of 2022. Accordingly, the transaction closed and Hawaii Water took control over the system on December 15, 2022.
Hawaii Water has operated the system under an operations and maintenance agreement since 2018. Hawaii Water now owns and operates the utility, which consists of residential, commercial, and resort customers.
Kalaeloa Water Company GRC (Hawaii Water)
In August of 2021, a GRC application requesting an increase of revenues for Kalaeloa was submitted with the HPUC. In June of 2022, Hawaii Water and the Consumer Advocacy submitted a full settlement agreement to the HPUC for approval. The HPUC issued a decision approving the settlement agreement in September of 2022. The approval increased authorized revenue for Kalaeloa by $0.15 million or 4.9%.
2021 Washington Water GRC (Washington Water)
On July 15, 2021, Washington Water filed a GRC application with the Washington Utilities and Transportation Commission (WUTC) requesting a phased-in consolidation of its East Pierce Water System with its legacy Washington Water system. The requested annual revenue increase was $3.1 million and was proposed to be implemented over 3 years. After working with the WUTC and Public Counsel, a unit of the Washington Attorney General's Office that represents customers of state-regulated, investor-owned utility companies in certain matters, Washington Water updated its application on February 2, 2022 with a revised annual revenue increase of $1.0 million and eliminated the 3-year rate increase proposal. The WUTC approved the GRC application on February 10, 2022 with an effective date of February 15, 2022.
Animas Valley Land and Water Co., LLC (New Mexico Water)
In October of 2020, New Mexico Water signed a purchase agreement with Animas Valley Land and Water Co., LLC (AV Water) and court-appointed receiver C. Randel Lewis to acquire the Morning Star Water System assets of AV Water and provide regulated water utility service to its approximately 2,000 customer connections in northwest New Mexico.
In April of 2022, New Mexico Water closed its purchase of the Morningstar Water system. In February of 2022, the NMPRC approved of the transaction. New Mexico water closed the purchase and commenced operation of the water system as of April 14, 2022.
Lake Section Water Company (New Mexico Water)
In January of 2023, New Mexico Water signed an agreement to purchase the assets of Lake Section Water Company (Lake Section), a utility located in Chapparal, N.M. The acquisition is subject to satisfaction of customary closing conditions and approval by the NMPRC. As part of the purchase, New Mexico Water has agreed to own and operate the Lake Section water system, which serves approximately 5,000 customer connections about 110 miles south of New Mexico Water’s Elephant Butte system in the greater El Paso, Texas, metropolitan area.
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
Historically, approximately half of our annual water supply is pumped from wells. State groundwater management agencies operate differently in each state. Some of our wells extract ground water from water basins under state ordinances. These are adjudicated groundwater basins, in which a court has settled the dispute between landowners, or other parties over how much annual groundwater can be extracted by each party. All of our adjudicated groundwater basins are located in the State of California. Our annual groundwater extraction from adjudicated groundwater basins approximates 5.7 billion gallons or 10.8% of our total annual water supply pumped from wells. Historically, we have extracted less than 100% of our annual adjudicated groundwater rights and have the right to carry forward up to 20% of the unused amount to the next annual period. All of our remaining wells extract ground water from managed or unmanaged water basins. There are no set limits for the ground water extracted from these water basins. Our annual groundwater extraction from managed groundwater basins approximates 31.5 billion gallons or 59.9% of our total annual water supply pumped from wells. Our annual groundwater extraction from unmanaged groundwater basins approximates 15.4 billion gallons or 29.3% of our total annual water supply pumped from wells. Most of the managed groundwater basins we extract water from have groundwater recharge facilities. We are required to financially support these groundwater recharge facilities by paying well pump taxes. Our well pump taxes for 2022, 2021, and 2020 were $16.2 million, $15.3 million, and $12.6 million, respectively. In 2014, the State of California enacted the Sustainable Groundwater Management Act of 2014 (SGM Act). The law and its implementing regulations required most basins to select a sustainability agency by 2017, develop a sustainability plan by the end of 2022, and show progress toward sustainability by 2027. We expect that after the SGM Act's provisions are fully implemented, substantially all the Company's California groundwater will be produced from sustainably managed and adjudicated basins.
California's normal weather pattern yields little precipitation between mid-spring and mid-fall. The Washington Water service areas receive precipitation in all seasons, with the heaviest amounts during the winter. New Mexico Water's rainfall is heaviest in the summer monsoon season. Hawaii Water receives precipitation throughout the year, with the largest amounts in the winter months. Typically water usage in all service areas is highest during the warm and dry summers and declines in the cool winter months. Rain and snow during the winter months in California replenish underground water aquifers and fill reservoirs, providing the water supply for subsequent delivery to customers. As of February 10, 2023, the State of California snowpack water content during the 2022-2023 water year was 165% of long-term averages (per the California Department of Water Resources, Northern Sierra Precipitation Accumulation report). The northern Sierra region is the most important for the state’s urban water supplies. The central and southern portions of the Sierras have recorded 197% and 230%, respectively, of long-term averages. Management believes that supply pumped from underground aquifers and purchased from wholesale suppliers will be adequate to meet customer demand during 2023 and thereafter. Long-term water supply plans are developed for each of our districts to help assure an adequate water supply under various operating and supply conditions. Some districts have unique challenges in meeting water quality standards, but management believes that supplies will meet current standards using currently available treatment processes.
On May 31, 2018, California's Governor signed two bills (Assembly Bill 1668 and Senate Bill 606) into law that were intended to establish long-term standards for water use efficiency. The bills revise and expand the existing urban water management plan requirements to include five-year drought risk assessments, water shortage contingency plans, and annual water supply/demand assessments. The California State Water Resources Control Board, in conjunction with the California Department of Water Resources, is expected to establish long-term water use standards for indoor residential use, outdoor residential use, water losses, and other uses. Cal Water will also be required to calculate and report on urban water use target by November 1, 2023 and each November 1 thereafter, that compares actual urban water use to the target. Management believes that Cal Water is well positioned to comply with all such regulations.

The following table shows the estimated quantity of water purchased and the percentage of purchased water to total water production in each California operating district that purchased water in 2022. Other than noted below, all other districts receive 100% of their water supply from wells.

District	Water Purchased (MG)	Percentage of Total Water Production	Source of Purchased Supply
SAN FRANCISCO BAY AREA/NORTH COAST
Bay Area Region*	6,539	99.5%	San Francisco Public Utilities Commission and Yolo County Flood Control & Water Conservation District
Bear Gulch	3,711	97.7%	San Francisco Public Utilities Commission
Los Altos	2,103	60.0%	Santa Clara Valley Water District
Livermore	2,058	74.8%	Alameda County Flood Control and Water Conservation District, Zone 7
SACRAMENTO VALLEY
Oroville	765	95.9%	Pacific Gas and Electric Co. and County of Butte
SAN JOAQUIN VALLEY
Bakersfield	8,784	46.8%	Kern County Water Agency and City of Bakersfield
Stockton	6,793	89.1%	Stockton East Water District
LOS ANGELES AREA
East Los Angeles	948	21.3%	Central Basin Municipal Water District
Dominguez	9,163	88.8%	West Basin Municipal Water District and City of Torrance
City of Commerce	601	78.3%	Central Basin Municipal Water District
City of Hawthorne	1,122	92.0%	West Basin Municipal Water District
Hermosa Redondo	3,091	91.1%	West Basin Municipal Water District
Los Angeles County Region**	5,274	97.3%	West Basin Municipal Water District and Antelope Valley-East Kern Water Agency
Westlake	1,949	100.0%	Calleguas Municipal Water District and Triunfo Water and Sanitation District
Kern River Valley	61	25.2%	City of Bakersfield
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
The Chico, Marysville, Dixon, and Willows districts in the Sacramento Valley, the Salinas Valley Region district in the Salinas Valley, the Selma and Visalia districts in the San Joaquin Valley, and the Travis Air Force Base in Solano County obtain their entire supply from wells.
Purchases for the Los Altos, Livermore, Oroville, Redwood Valley, Stockton, and Bakersfield districts are pursuant to long-term contracts expiring on various dates after 2022. The water supplies purchased for the Dominguez, East Los Angeles, Hermosa Redondo, Palos Verdes, and Westlake districts as well as the Hawthorne and Commerce systems are provided by public agencies pursuant to a statutory obligation of continued non-preferential service to purveyors within the agencies' boundaries. Purchases for the Bayshore and Bear Gulch districts are in accordance with long-term contracts with the San Francisco Public Utilities Commission (SFPUC) until June 30, 2034.

Management anticipates water supply contracts will be renewed as they expire though the price of wholesale water purchases is anticipated to increase in the future.
Shown below are wholesaler price rates and increases that became effective in 2022, and estimated wholesaler price rates and percent changes for 2023. In 2022, several districts experienced purchased water rate increases, resulting in the filing of several purchased water offsets.

		2022			2023
District	Effective Month	Unit Cost	Percent Change	Effective Month	Unit Cost	Percent Change
Antelope	January	$699.00 /af	5.1%	January	$699.00 /af	—
Bakersfield (1)	July	$179.00 /af	—	July	$179.00 /af	—
Bear Gulch	July	$4.75 /ccf	15.9%	July	$4.75 /ccf	—
Commerce (2)	July	$1,313.00 /af	0.8%	January	$1,379.00 /af	5.0%
Dominguez (2)	July	$1,500.00 /af	3.5%	January	$1,587.00 /af	5.8%
East Los Angeles (2)	July	$1,313.00 /af	0.8%	January	$1,379.00 /af	5.0%
Hawthorne (2)	July	$1,500.00 /af	3.5%	January	$1,587.00 /af	5.8%
Hermosa-Redondo (2)	July	$1,500.00 /af	3.5%	January	$1,587.00 /af	5.8%
Livermore	January	$2.06 /ccf	(1.9)%	January	$2.27 /ccf	10.2%
Los Altos	July	$1,839.00 /af	13.9%	July	$1,839.00 /af	—
Oroville (2)	April	$200,052 /yr	6.2%	April	$203,769 /yr	1.9%
Palos Verdes (2)	July	$1,500.00 /af	3.5%	January	$1,587.00 /af	5.8%
Mid-Peninsula	July	$4.75 /ccf	15.9%	July	$4.75 /ccf	—
Redwood Valley	April	$69.24 /af	—	April	$69.24 /af	—
South San Francisco	July	$4.75 /ccf	15.9%	July	$4.75 /ccf	—
Stockton	April	$918,145 /mo	(36.8)%	April	$918,145 /mo	—
Westlake	January	$1,561.00 /af	3.6%	January	$1,632.00 /af	4.5%

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

Seasonal Fluctuations
In California, our customers' consumption pattern of water varies with the weather, in terms of rainfall and temperature. When setting customer rates, the CPUC considers the historical pattern in determining the adopted sales and production costs. With a majority of our sales expected to be subject to the MWRAM and per-unit variations in production costs being covered by the ICBA, fluctuations in financial results are expected to be moderated once the MWRAM and ICBA mechanisms are approved by the CPUC. However, cash flows from operations and short-term borrowings on our credit facilities can be significantly impacted by seasonal fluctuations including recovery of the MWRAM and ICBA.
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
Energy Reliability
We continue to seek to use power efficiently to minimize the power expenses passed on to our customers, and maintain backup power systems to continue water service to our customers if the power companies' supplies are interrupted. If future legislation limits emissions from the power generation process, our cost of power may increase. Any increase in the per-unit cost of power would be expected to be passed along to our California customers through the ICBA or included in our cost of service paid by our customers as requested in our GRC filings. Many of our well sites are equipped with emergency electric generators designed to produce electricity to keep the wells operating during power outages. Storage tanks also provide customers with water during blackout periods.
During 2022, 2021, and 2020 we leased additional emergency generators to respond to potential PSPSs, an electric utility operating paradigm approved by the CPUC.
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

In accordance with the 2018 America’s Water Infrastructure Act (AWIA), we are required to conduct additional risk and resilience assessments and develop emergency response plans for each of our water systems. These assessments and plans include natural hazards as well as malevolent acts. The first such assessments were filed in 2020. They are scheduled to be reviewed and resubmitted every five years.
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
Impact of Climate Change Legislation and Regulation
Our operations depend on power provided by other public utilities and, in emergencies, power generated by our portable and fixed generators. If future legislation limits emissions from the power generation process, our cost of power may increase. Any increase in the cost of power would be expected to be passed along to our California customers through the ICBA or included in our cost of service paid by our customers as requested in our GRC filings.
We maintain a fleet of vehicles to provide service to our customers, including a number of heavy-duty diesel vehicles that were retrofitted to meet California emission standards. If future legislation further affects the cost to operate the fleet or the fleet acquisition cost in order to meet certain emission standards, it would increase our cost of service and our rate base. Any increase in fleet operating costs associated with meeting emission standards would be expected to be included in our cost of service paid by our customers as requested in our GRC filings. While recovery of these costs is not guaranteed, we would expect recovery in the regulatory process.
Under the California Environmental Quality Act (CEQA), all capital projects of a certain type (primarily wells, tanks, major pipelines, and treatment facilities) require mitigation of greenhouse gas emissions. The cost to prepare the CEQA documentation and permit are expected to be included in our capital cost and added to our rate base, which is expected to be requested to be paid for by our customers. Any increase in the operating cost of the facilities would also be expected to be included in our cost of service paid by our customers as requested in our GRC filings. While recovery of these costs is not guaranteed, we would expect recovery in the regulatory process.
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
Human Capital Resources
We believe our employees are our most important resources and are critical to our continued success. We focus significant attention on attracting and retaining talented and experienced individuals to manage and support our operations. We offer our employees a broad range of company-paid benefits, and we believe our compensation package and benefits are competitive with others in our industry. Additional information about our employee benefit plans is included in Note 11 of the Notes to Consolidated Financial Statements.
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

Employee levels are managed to align with the pace of business and management believes it has sufficient human capital to operate its business successfully. Management believes that the Company's employee relations are favorable. At December 31, 2022, we had 1,225 employees, including 1,077 at Cal Water, 80 at Washington Water, 49 at Hawaii Water, 19 at New Mexico Water, and no employees at Texas Water. In California, the Utility Workers Union of America (UWUA), AFL-CIO represents our non-exempt field, customer service, and non-confidential clerical employees and the International Federation of Professional and Technical Engineers (IFPTE), AFL-CIO represents our professional and technical engineering and water quality laboratory employees.
As of December 31, 2022, we had 659 employees represented by the UWUA and 85 employees represented by the IFPTE. In 2021, we reached a six-year agreement with both unions on a new contract that runs from May 14, 2021 (UWUA) and October 4, 2021 (IFPTE) through February 28, 2027. We believe this agreement continues to provide our employees with a market competitive pay and benefits package.
Employees at Hawaii Water, Washington Water, and New Mexico Water are not represented by a labor union.
Information About Our Executive Officers

Name	Positions and Offices with California Water Service Group	Age
Martin A. Kropelnicki (1)	President and Chief Executive Officer since September 1, 2013. Formerly, President and Chief Operating Officer (2012-2013), Chief Financial Officer and Treasurer (2006-2012), served as Chief Financial Officer of Power Light Corporation (2005-2006), Chief Financial Officer and Executive Vice President of Corporate Services of Hall Kinion and Associates (1997-2004), Deloitte & Touche Consulting (1996-1997), held various positions with Pacific Gas & Electric (1989-1996).	56
Thomas F. Smegal III (2)	Vice President, Chief Financial Officer and Treasurer since October 1, 2012. Formerly, Vice President, Regulatory Matters and Corporate Relations (2008-2012), Manager of Rates (2002-2008), Regulatory Analyst (1997-2002), served as Utilities Engineer at the California Public Utilities Commission (1990-1997).	55
Paul G. Townsley (2)(3)	Vice President, Corporate Development since January 1, 2022. Formerly, Vice President of Corporate Development and Chief Regulatory Matters Officer (2019-2021), Vice President of Rates and Regulatory Matters (2013-2018), Divisional Vice President, Operations and Engineering for EPCOR Water USA (2012-2013), served as President of American Water Works Company subsidiaries in Arizona, New Mexico, and Hawaii (2007-2012), served as American Water Works Company's President, Western Region (2002-2007), held various other positions with Citizens Utilities Company (1982-2002).	65
Robert J. Kuta (2)	Vice President, Engineering and Chief Water Quality and Environmental Compliance Officer effective January 1, 2019. Formerly, Vice President of Engineering (2015-2018), Senior Vice President of Operations Management Services, Water, Environmental and Nuclear markets for CH2M Hill (2006 to 2015), served as Western Region Vice President of Service Delivery and President of Arizona American Water Company (2001 to 2005), and held various management positions at Citizens Water Resource Company, Chaparral City Water Company, and Spring Creek Utilities (1993 to 2001).	58
Michael B. Luu (2)	Vice President, Information Technology and Chief Risk Officer since January 1, 2021. Formerly Vice President of Customer Service and Chief Information Officer (2017-2020), Vice President of Customer Service and Information Technology (2013-2016), Acting California Water Service Company District Manager, Los Altos (2012-2013), Director of Information Technology (2008-2012), CIS Development Manager (2005-2008), held various other positions with California Water Service Company since 1999.	43
Ronald D. Webb (2)	Vice President, Chief Human Resource Officer since January 1, 2022. Formerly, Vice President of Human Resources (2014-2021), Managing Director, Human Resources Partner for United Airlines (2006-2014), served as Vice President of Human Resources for Black & Decker Corporation (1995-2005), Human Resource Manager for General Electric Company (1990-1994), and held various labor relations positions for National Steel and Shipbuilding Company (1982-1989).	66
Lynne P. McGhee (2)(4)	Vice President, General Counsel since January 1, 2015. Formerly, Corporate Secretary (2007-2014), Associate Corporate Counsel (2003-2014), and served as a Commissioner legal advisor and staff counsel at the California Public Utilities Commission (1998-2003).	58

Name	Positions and Offices with California Water Service Group	Age
Shannon C. Dean (2)	Vice President, Customer Service and Chief Citizenship Officer since January 1, 2021. Formerly, Vice President of Corporate Communications & Community Affairs (2015-2020), Director of Corporate Communications (2000-2014), held various corporate communications, government and community relations for Dominguez Water Company (1991-1999).	55
Michelle R. Mortensen (2)	Vice President, Corporate Secretary and Chief of Staff since January 1, 2022. Formerly, Vice President, Corporate Secretary (2021), Corporate Secretary (2015-2020), Assistant Corporate Secretary (2014), Treasury Manager (2012-2013), Assistant to the Chief Financial Officer (2011), Regulatory Accounting Manager (2008-2010), held various accounting positions at Piller Data Systems (2006-2007), Hitachi Global Storage (2005), Abbot Laboratories (1998-2004), and Symantec (1998-2001).	48
Elissa Y. Ouyang (2)	Vice President, Facilities, Fleet and Procurement since January 1, 2022. Formerly, Chief Procurement and Lead Continuous Improvement Officer (2016-2021), Interim Procurement Director (2013-2016), Acting District Manager - Los Altos (2013), Interim Vice President of Information Technology (2012-2013), Director of Information Technology - Architecture and Security (2008-2012), Business Application Manager (2003-2007), Project Lead/Senior Developer (2001-2003), held various business consulting positions at KPMG Consulting/BearingPoint (1998-2001), and RR Donnelley (1996-1998).	54
Michael S. Mares, Jr (2)	Vice President, Operations since January 1, 2021. Formerly, Vice President, California Operations (2019-2020), California Water Service Company District Manager, Bakersfield (2017-2018), Hawaii Water Service Company General Manager (2014-2016), Hawaii Water Service Company Local Manager, Big Island (2012-2014), California Water Service Company, held various Superintendent positions in the Chico district (2002-2012), California Water Service Company, held various union positions in the Chico district (1992-2002).	56
Greg A. Milleman (2)	Vice President, Rates & Regulatory Affairs since January 1, 2022. Formerly, Vice President, California Rates (2019-2021), Interim Director of Rates (2017-2018), Director of Field Administration & Finance (2014-2017), Manager of Special Projects (2013), and served as Senior Vice President of Administration and Corporate Secretary and various other management positions for Valencia Water Company (1992-2013).	60
Thomas A. Scanlon (2)	Corporate Controller and Principal Accounting Officer since January 1, 2023. Formerly, Director of Financial Reporting (2010-2022), Subsidiary Controller at Sun Power Systems Corporation (2007-2010), and Regional Controller at Swinerton Builders, Inc. (2000-2007).	60
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
(3)Scheduled to retire on May 1, 2023.
(4)Scheduled to retire on March 31, 2023.
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
California Water Service Company, New Mexico Water Service Company, Washington Water Service Company, and Hawaii Water Service Company, Inc. are regulated public utilities, which provide water and water-related service to our customers. Additionally, Hawaii Water Service Company, Inc. and TWSC, Inc. own in whole or in part other companies which are regulated public utilities. The rates that we charge our water customers are subject to the jurisdiction of the regulatory Commissions in the states in which we operate. These Commissions may set water and water-related rates for each operating district independently because the systems are not interconnected. The Commissions authorize us to charge rates that they consider sufficient to recover normal operating expenses, to provide funds for adding new or replacing water infrastructure, and to allow us to earn what the Commissions consider to be a fair and reasonable return on invested capital.
Our revenues and consequently our ability to meet our financial objectives are dependent upon the rates we are authorized to charge our customers by the Commissions and our ability to recover our costs in these rates. Our management uses forecasts, models and estimates in order to set rates that we believe will provide a fair and reasonable return on our invested capital. While our rates must be approved by the Commissions, no assurance can be given that our forecasts, models and estimates will be correct or that the Commissions will agree with our forecasts, models and estimates. If our rates are set too low, our revenues may be insufficient to cover our operating expenses, capital expenditure requirements and desired dividend levels.
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
Regulatory decisions may affect prospective revenues and earnings, affect the timing of the recognition of revenues and expenses and may overturn past decisions used in determining our revenues and expenses. While, our management continually evaluates the anticipated recovery of regulatory assets and revenues subject to refund and provides for allowances and/or reserves as deemed necessary, no assurance can be given that any such allowances and/or reserves will be adequate to cover any loss or adjustment due to the absence of our limited recovery of regulatory assets and revenues as a result of regulatory decisions. Current accounting procedures allow us to defer certain costs if we believe it is probable that we will be allowed to recover those costs through future rate increases. If the Commissions determined that a portion of our assets were not recoverable in customer rates, we may suffer an asset impairment, which would require a write down in such asset's valuation that would be recorded through operations.
If our assessment as to the probability of recovery through the ratemaking process is later determined to be incorrect, the associated regulatory asset would be adjusted to reflect the change in our assessment or any regulatory disallowances. A change in our evaluation of the probability of recovery of regulatory assets or a regulatory disallowance of all or a portion of our cost could have a material adverse effect on our financial results.
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
Regulatory agencies may change their rules and policies for various reasons, including changes in the local political environment. Regulators are elected by popular vote or are appointed by elected officials, and the election of a new administration or the appointment of new officials due to the results of elections may result in dramatic change to the long-established rules and policies of an agency. For example, in 2020 regulation regarding full decoupling WRAMs changed in California. Since 2008, the CPUC allowed full decoupling WRAMs. However, in 2020, the CPUC precluded companies from proposing full decoupling WRAMs in their next GRC filings. The decision by the CPUC to change its policy began to affect our business in 2023.
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
Our water and wastewater services are governed by various federal and state environmental protection, health and safety laws, and regulations. Although we have a water quality assurance program in place, we cannot guarantee that we will continue to comply with all standards. If we violate any federal or state regulations or laws governing health and safety, we could be subject to substantial fines or otherwise sanctioned, subject to potential civil liability for damages, and our customers' trust in our operations ability could be eroded.
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
In August of 2009, the Office of Environmental Health Hazard Assessment within the California Environmental Protection Agency changed the water quality standard for TCP in our water supply. The standard implemented requires us to have 0.0007 parts per billion or less of TCP in our California water supply. We have incurred costs associated with the compliance of this TCP standard and expect to continue to incur costs in the future. Although we would likely seek permission to recover these additional costs through the GRC process, we can give no assurance that the CPUC would approve the recovery of these additional compliance costs.

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
Future legislation or regulation regarding climate change may restrict our operations or impose new costs on our business. Our operations depend on power provided by other public utilities and, in emergencies, power generated by our portable and fixed generators. If future legislation or regulation limits emissions from the power generation process, our cost of power may increase. Although any increase in the cost of power would be expected to be passed along to our California customers through the ICBA or included in our cost of service paid by our customers as requested in our GRC filings in California, we can give no assurance that such costs would be passed along to our California customers or that the CPUC would approve rate increases to enable us to recover such expenditures or costs.
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
We have taken steps to increase security measures at our facilities and heighten employee awareness of threats to our water supply, to protect against third-party attacks, including physical attacks, terrorist attacks, and cyber-attacks. We have also tightened our security measures regarding the delivery and handling of certain chemicals used in our business. We have and will continue to bear increased costs for security precautions to protect our facilities, operations, and supplies. These costs may be significant. Despite these tightened security measures, we may not be able to prevent or deter any third-party attacks or be in a position to control the outcome of third-party attacks should they occur.
We depend upon our skilled and trained workforce to ensure water delivery. We can give no assurance that we will be able to maintain sufficient human resources to ensure uninterrupted service in all of the districts that we serve.
If any of these catastrophic events were to occur, we can give no assurance that our emergency preparedness plans would be adequate and that we would respond effectively, which could result in public or employee harm or adversely affect our revenues, operating results and financial condition.
Failure of critical elements of our infrastructure could result in interruption of service, damage to others, or injuries, and could adversely affect our business, operating results and financial condition.
We own physical infrastructure, which was installed over a long period of time, both underground and above-ground. This infrastructure is subject to potential failure due to age, operating conditions, or other unknown factors. Failure of any of our facilities or infrastructure could cause flooding, loss of service to our customers, contamination from chemicals we use in operations, or other damages.
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
Our IT systems are an integral part of our business, and a serious disruption of our IT systems could significantly limit our ability to manage and operate our business efficiently, which, in turn, could cause our business and competitive position to suffer and adversely affect our results of operations. We depend on our IT systems to bill customers, process orders, provide customer service, manage construction projects, manage our financial records, track assets, remotely monitor certain of our plants and facilities and manage human resources, inventory and accounts receivable collections. Our IT systems also enable us to purchase products from our suppliers and bill customers on a timely basis, maintain cost-effective operations, and provide service to our customers. Some of our mission and business critical IT systems are older, such as our Supervisory Control and Data Acquisition system. The steps we have taken to protect our IT systems may be insufficient to protect them from damage or interruption from:
•power loss, computer systems failures, including hardware equipment and software applications, and internet, telecommunications or data network failures;
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
In addition, we may not be successful in developing or acquiring technology that is competitive and responsive to the needs of our business, and we might lack sufficient resources to make the necessary upgrades or replacements of our outdated existing technology to allow us to continue to operate at our current level of efficiency, all of which could adversely impact our business and competitive position.
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
We may or may not be able to recover increased operating and construction costs on a timely basis, or at all, for our regulated systems through the ratemaking process. We can give no assurance, as to whether we may be able to recover certain of these costs from third parties that may be responsible, or potentially responsible, for any groundwater contamination.
Our water supplies and other aspects of our operations may be affected by climate change.
There is strong scientific consensus that human activity including carbon and methane emissions is impacting many planetary systems such as the heat-trapping capacity of the atmosphere; ocean temperature, circulation, acidity, and volume; weather patterns including the severity and frequency of severe weather events; ambient temperatures; and planetary ice cover. Because scientific investigations have been focused globally, there is tremendous uncertainty over the timing, extent, and types of impacts global climate change may have on our service areas and in our water supplies. Moreover, studies of tree ring data show long periods of drought conditions have occurred prior to significant human impacts in California and prior to our operation. Finally, in the last fifty years, California has experienced at least three severe multi-year droughts. We can give no assurance that any of our plans for water reliability and water shortages, including incorporating projected and potential climate change risks into our water supply planning activities, will be adequate or capable of effectively addressing any droughts or longer periods of drought conditions or other conditions affecting water quality and availability. Immediate physical risks could affect our operations and intensify over time as climate change worsens. More frequent flooding, wildfires, sea level rise, rising groundwater, and uneven ground level sinking could damage our assets, including pressurized mains and other pipelines, wells, treatment facilities, and other infrastructure. Wildfires and changes in rainfall may also affect water quality, and both higher temperatures and wildfires can pose risks to employee safety. Farther into the mid-century and late-century horizon, temperature increases may cause declines in snowpack storage, and droughts could decrease surface water supply availability and groundwater recharge while causing increased outdoor demands.
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
Natural disasters, climate change, economic conditions and other factors may change the population in our service areas.
In the event that some outside factor such as a wildfire, flood, changed climate pattern, actual or threatened public health emergency, or change in the local economy reduces or eliminates our customer base in a service area, or negatively affects the ability of a customer to pay, we could face unrecoverable costs. In those circumstances, the remaining customers might not be able to pay for the operating costs or capital costs of the water system. We may not be able to recover capital costs of property that is no longer used and useful in utility service. We may also encounter an increase in bad debt expense in times of economic difficulty. For example, we experienced an increase in bad debt expense in 2022, which we believe is due to economic impact of the COVID-19 pandemic. Although we would likely seek permission to recover these costs through rate increases on remaining customers or in statewide rates, we can give no assurance that the Commissions would approve rate increases to enable us to recover these costs.

Wastewater operations entail significant risks.
Wastewater collection and treatment involve many risks associated with damage to the environment, and we anticipate that wastewater collection and treatment will become an increasing significant part of our business. If collection or treatment systems fail or do not operate properly, untreated or partially treated wastewater could discharge onto property or into nearby streams and rivers, causing damage or injury to property, aquatic life, or human life. Our results of operations and financial condition could be materially and adversely affected by liabilities resulting from such damage.
Demand for our water is subject to various factors and is affected by seasonal fluctuations.
Demand for our water during the warmer, dry months is generally greater than during cooler or rainy months due primarily to additional requirements for water in connection with irrigation systems, swimming pools, cooling systems and other outside water use. Throughout the year, and particularly during typically warmer months, demand will vary with temperature and rainfall levels. If temperatures during the typically warmer months are cooler than normal, or if there is more rainfall than normal, the demand for our water may decrease. Under the MWRAM mechanism, lower water usage in our California operations affects our cash flows in the year of usage, but results in higher cash flows in the following years.
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
The cost to obtain water for delivery to our customers varies depending on the sources of supply, wholesale suppliers' prices, the quality of water required to be treated and the quantity of water produced to fulfill customer water demand. Our source of supply varies among our operating districts. Certain districts obtain all of their supply from wells; some districts purchase all of the supply from wholesale suppliers; and other districts obtain the supply from a combination of wells and wholesale suppliers. A small portion of supply comes from surface sources and is processed through Company-owned water treatment plants. On average, slightly more than half of the water we deliver to our customers is pumped from wells or received from a surface supply with the remainder purchased from wholesale suppliers. Water purchased from suppliers usually costs us more than surface supplied or well pumped water. The cost of purchased water for delivery to customers represented 31.2% and 33.9% of our total operating costs in 2022 and 2021, respectively. Water purchased from suppliers will require renewal of our contracts upon expiration and may result in significant price increases under any such renewed contracts.
Wholesale water suppliers may increase their prices for water delivered to us based on factors that affect their operating costs. Purchased water rate increases are beyond our control. In California, our ability to recover increases in the cost of purchased water is expected to change with the adoption of the ICBA, which is effective as of January 1, 2023. With this change, actual per-unit purchased water costs are expected to be compared to authorized per-unit purchased water costs, with variances added to or netted against the variances in purchased power and pump taxes being recorded as a cost recovery. The balance in the ICBA is expected to be collected in the future by billing the ICBA accounts receivable balances over future periods, which may have a short-term negative impact on cash flow.
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

Purchased power is a significant operating expense. During 2022 and 2021, purchased power expense represented 6.2% and 5.6%, respectively, of our total operating costs. These costs are beyond our control and can change unpredictably and substantially as occurred in California during 2001 when rates paid for electricity increased 48%. As with purchased water, purchased power costs are expected to be included in the ICBA. Cash flows between rate filings may be adversely affected until the Commission authorizes a rate change, but earnings will be minimally impacted. Cost of chemicals used in the delivery of water is not an element of the ICBA, and therefore, variances in quantity or cost could affect the results of operations.
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
As a holding company, we conduct substantially all of our operations through our subsidiaries and our only significant assets are investments in those subsidiaries. 91.6% of our revenues are derived from the operations of California Water Service Company. As a result, we are dependent on cash flow from our subsidiaries, and California Water Service Company in particular, to meet our obligations and to pay dividends on our common stock.
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
•failure to retain key technical, management, and other personnel of the acquired business;
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
Our billed revenues and cash flows from operations will decrease if a significant business or industrial customer terminates or materially reduces its use of our water. Approximately $180.2 million, or 23.3%, of our 2022 water utility revenues was derived from business and industrial customers. In Hawaii, we serve a number of large resorts, which if their water usage was reduced or ceased could have a material impact to our Hawaii operation. The delay between such date and the effective date of the rate relief may be significant and could adversely affect our operating results and cash flows.
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
At December 31, 2022, 744 of our 1,225 total employees were union employees. Most of our unionized employees are represented by the Utility Workers Union of America, AFL-CIO, except certain engineering and laboratory employees who are represented by the International Federation of Professional and Technical Engineers, AFL-CIO.
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
Although we own facilities in a number of states, over 91.6% of our operations are located in California. As a result, we are largely subject to weather, political, water supply, labor, energy cost, regulatory, and economic risks affecting California.
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
The Ongoing COVID-19 Pandemic May Adversely Affect Our Operations
Although the COVID-19 pandemic did not have a significant impact on our business in 2022, we are unable to accurately predict the full impact that the ongoing COVID-19 pandemic will have on our business, results of operations, financial condition or liquidity due to numerous uncertainties, including the duration and severity of the outbreak, potential resurgence and /or mutations of the virus, and the development, distribution and public acceptance of treatments and vaccines. As an “essential business” during times of emergencies pursuant to the U.S. Critical Infrastructures Protection Act of 2001, we are working to continue to provide water and wastewater services to our two million customers. If we close any of our facilities due to a COVID-19 outbreak or if a critical number of our employees become too ill to work, our business operations could be materially adversely affected in a rapid manner.

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
We evaluate our risks and insurance coverage annually or more frequently if circumstances dictate. Our evaluation considers the costs, risks, and benefits of retaining versus insuring various risks as well as the availability of certain types of insurance coverage. Accordingly, we have determined or may determine to self-insure or to not obtain insurance in certain cases, or insurance may not be available at commercially acceptable terms or at all. Furthermore, we are also affected by increases in prices for insurance coverage; in particular, we have been, and will continue to be, affected by rising health insurance costs. Retained risks are associated with deductible limits, partial self-insurance programs, and insurance policy coverage ceilings. If we suffer an uninsured loss, we may be unable to pass all or any portion of the loss on to customers, because our rates are regulated by regulatory commissions. Consequently, uninsured losses may negatively affect our financial condition, liquidity, and results of operations. There can be no assurance that we will not face uninsured losses pertaining to the risks we have retained.
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
•possible tax uncertainties; and
•projected collections of WRAM and MCBA receivables or receivables under subsequent recovery mechanisms, such as MWRAM and ICBA.
The quality and accuracy of those estimates and judgments may have an impact on our operating results and financial condition.
In addition, we must estimate unbilled revenues and costs as of the end of each accounting period. If our estimates are not accurate, we would be required to make an adjustment in a future period. Accounting rules permit us to use expense balancing accounts and memorandum accounts that include cost changes to us that are different from amounts incorporated into the rates approved by the Commissions. These accounts result in expenses and revenues being recognized in periods other than in which they occurred.

We identified a material weakness in our internal control over financial reporting, and, if not remediated effectively, our ability to produce timely and accurate financial statements or comply with applicable laws and regulations could be impaired, which could result in loss of investor confidence in the accuracy and completeness of our financial reports and materially adversely affect our results of operations and stock price.
The accuracy of our financial reporting is dependent on the effectiveness of our internal controls. We are required to provide a report from management to our stockholders on our internal control over financial reporting that includes an assessment of the effectiveness of these controls. As disclosed in Part II, Item 9A, management concluded that our internal control over financial reporting was not effective as of December 31, 2022 due to a material weakness in our internal control over the completeness of our accounting for regulatory assets and liabilities, specifically controls over the identification of regulatory filings by the Company during the period that are then reviewed to determine their potential accounting impact. This material weakness has not yet been remediated and remained at the time of the preparation of our financial statements for the year ended December 31, 2022. We can provide no assurance that our remediation plan to address this material weakness, including, but not limited to, revising the design of existing controls and implementing new controls, will be successful.
Internal control over financial reporting has inherent limitations, including human error, the possibility that controls could be circumvented or become inadequate because of changed conditions, and fraud. Because of these inherent limitations, internal control over financial reporting might not prevent or detect all misstatements or fraud. If we are unable to remediate the material weakness in a timely manner, or are otherwise unable to maintain effective internal control over financial reporting or disclosure controls and procedures, we could suffer harm to our reputation, incur incremental compliance costs, fail to meet our public reporting requirements on a timely basis, be unable to properly report on our business and our results of operations, or be required to restate our financial statements, which could result in loss of investor confidence in the accuracy and completeness of our financial reports, subject us to litigation or investigations requiring management resources and payment of legal and other expenses, and our results of operations and our stock price could be materially adversely affected.
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
The real properties owned are held in fee simple title. Properties owned by Cal Water are subject to the lien of an Indenture of Mortgage and Deed of Trust dated May 11, 2021, June 11, 2019, November 22, 2010, and April 17, 2009 (the California Indenture), securing Cal Water's First Mortgage Bonds, of which $1,050.9 million was outstanding at December 31, 2022. The California Indenture contains certain restrictions common to such types of instruments regarding the disposition of property and includes various covenants and restrictions. At December 31, 2022, our California utility was in compliance with the covenants of the California Indenture.
Cal Water owns 599 wells and operates ten leased wells. There are 416 owned storage tanks with a capacity of 293 million gallons, two leased storage tanks with a capacity of 0.4 million gallons, 16 managed storage tanks with a capacity of 29 million gallons, and three surface water reservoirs with a capacity of 241 million gallons. Cal Water owns and operates six surface water treatment plants with a combined capacity of 46 million gallons per day. There are 6,709 miles of supply and distribution mains in the various owned and managed systems.
In the leased City of Hawthorne and City of Commerce systems or in systems that are operated under contract for municipalities or private companies, title to the various properties is held exclusively by the municipality or private company.
Hawaii Water owns 28 wells, manages two potable wells, and manages five irrigation wells. There are 38 storage tanks with a storage capacity of 35.8 million gallons. There are 246 miles of supply and distribution lines. Hawaii Water operates six wastewater treatment facilities with a combined capacity to process approximately 3.8 million gallons per day. There are 70.1 miles of sewer collection mains including force mains.
Washington Water owns 456 wells and manages 15 wells. There are 196 owned storage tanks with a storage capacity of 21.7 million gallons. There are 706 miles of supply and distribution lines. Washington Water operates one wastewater treatment plant with 1.3 miles of sewer collection mains.

New Mexico Water owns 25 wells. There are 25 storage tanks with a storage capacity of 10.9 million gallons. There are 204 miles of supply and distribution lines. New Mexico operates two wastewater treatment facilities with a combined capacity to process 0.62 million gallons per day. There are eight lift stations and 35 miles of sewer collection mains.
Washington Water has long-term bank loans that are secured primarily by utility plant owned by Washington Water.
Texas Water, through its majority ownership of BVRT, owns and operates four wastewater treatment plants. The plants have a capacity of 638,000 gallons-per-day.
Item 3.    Legal Proceedings.
Information with respect to this item may be found under the subheading "Commitments and Contingencies" in Note 14 of the Notes to Consolidated Financial Statements in Item 8, which is incorporated herein by reference.
Item 4.    Mine Safety Disclosures.
Not applicable.
PART II
Item 5.    Market for Registrant's Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Our common stock is traded on the New York Stock Exchange under the symbol "CWT." At December 31, 2022, there were 55,597,855 common shares outstanding. There were 1,863 common stockholders of record as of February 6, 2023.
During 2022, we paid a cash dividend of $1.0000 per common share, or $0.2500 per quarter. During 2021, we paid a cash dividend of $0.9200 per common share, or $0.2300 per quarter. On January 25, 2023, our Board of Directors declared a quarterly cash dividend of $0.2600 per common share payable on February 17, 2023, to stockholders of record on February 6, 2023. This represents an indicated annual cash dividend of $1.0400, and would be our 56th consecutive year of increasing the annual dividend and marks the 312th consecutive quarterly dividend.
We presently intend to pay quarterly cash dividends in the future consistent with past practices, subject to our earnings and financial condition, restrictions set forth in our debt instruments, regulatory requirements and such other factors as our Board of Directors may deem relevant.
Five-Year Performance Graph
The following performance graph compares the changes in the cumulative shareholder return on California Water Service Group's common stock with the cumulative total return on the Robert W. Baird Water Utility Index (which is comprised of Artisan Resources Corporation, American Water Works, American States Water Company, Essential Utilities, SJW Group, and York Water) and the Standard & Poor's 500 Index during the last five years ended December 31, 2022. The comparison assumes $100 was invested on December 31, 2017, in California Water Service Group's common stock and in each of the forgoing indices and assumes reinvestment of dividends.

Performance Graph Data

$200
$175
$150
$125
$100
$75
DOLLARS
2017
2018
2019
2020
2021
2022
Period Ending
California Water Service Group
S&P 500 Index
RW Baird Water Utility Index

The following descriptive data is supplied in accordance with Rule 304(d) of Regulations S-T:

	2017	2018	2019	2020	2021	2022
California Water Service Group	100	105	114	119	158	134
S&P 500	100	96	126	149	192	157
RW Baird Water Utility Index	100	98	131	151	187	153
An initial $100 investment in the common stock of California Water Service Group on December 31, 2017 including reinvestment of dividends would be worth $134 at the end of the 5-year period ending December 31, 2022.
Item 6.
[Removed and reserved.]

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following sections include a discussion of results for fiscal 2022 compared to fiscal 2021 as well as certain 2020 results. The comparative results for fiscal 2021 with fiscal 2020 generally have not been included in this Form 10-K, but may be found in “Part II - Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.
Overview
Net Income Attributable to California Water Service Group
In 2022 and 2021, net income attributable to California Water Service Group was $96.0 million and $101.1 million, respectively. Earnings per diluted common share decreased $0.19 from $1.96 to $1.77 or 9.7% in 2022. The $5.1 million decrease in net income attributable to California Water Service Group was driven primarily by an $11.0 million decrease in unrealized gain on non-qualified benefit plan investments and an increase of $1.1 million of financing costs.
Additionally, operating expenses increased $54.6 million, driven primarily by increases in water production costs of $7.8 million, administrative and general expenses of $6.0 million, other operations expenses of $29.8 million, maintenance expenses of $2.1 million, depreciation and amortization expense of $5.9 million, income taxes of $0.5 million, and property and other taxes of $2.6 million. These operating expense increases were offset by an increase in operating revenue of $55.5 million, driven primarily by rate increases of $34.5 million, changes in deferred revenue of $16.5 million and an accrued unbilled revenue increase of $1.7 million. Additionally, we had a $2.7 million gain from Company-owned life insurance.
We consider changes in unrealized gains on non-qualified benefit plan investments, proceeds from company-owned life insurance, and accrued unbilled revenue as factors outside the company's immediate control. Seasonal weather patterns and the number of unbilled days have typically been the primary influences of accrued unbilled revenue.
We continue to seek rate relief to recover our operating cost increases and receive reasonable returns on invested capital. We expect to fund our long-term capital needs through a combination of debt, common stock offerings, and cash flow from operations.
COVID-19
During 2021, 2022, and through March 1, 2023, the COVID-19 pandemic did not have a significant impact on our business or operations. We have resumed shutoffs for non-payment in all of our regulated utilities, which we had paused from March 2020 through June 2022 in light of the pandemic.
If we need to close any of our facilities due to outbreaks of COVID-19 or if a critical number of our employees become too ill to work, our business operations could be materially adversely affected in a rapid manner. Company employees have returned to the office full-time. We seek to be vigilant for employee and customer safety, we seek to encourage and incentivize vaccination, and our employees are required to follow local masking rules as applicable. The impact of the COVID-19 pandemic is fluid and continues to evolve, and therefore, we cannot predict the extent to which our business, results of operations, financial condition or liquidity will ultimately be impacted.
California Water and Wastewater Arrearages Payment Program
The California Water and Wastewater Arrearages Payment Program was created by the California Legislature to be administered by the State Water Resources Control Board (Water Board) in order to provide relief to community water and wastewater systems for unpaid bills (arrearages) related to the COVID-19 pandemic. The Legislature allocated $985 million in American Rescue Plan Act of 2021 funds to pay down residential and commercial arrearages accrued between March 4, 2020 and June 14, 2021. In response to the Water Board’s survey, Cal Water reported $20.8 million in eligible customer arrearages and program administrative costs. Cal Water received 100% of the requested amount from the program in January 2022. Cal Water applied $17.2 million of these funds to identified past due customer balances during the first quarter of 2022 and returned the remaining balance.

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
Regulatory balancing account revenue
The Company’s ability to recover revenue requirements authorized by the CPUC in its triennial GRC has been decoupled from the volume of the sales through 2022. Regulatory balancing account revenue is revenue related to rate mechanisms authorized in California by the CPUC, which allow the Company to recover the authorized revenue and are not considered contracts with customers. These mechanisms include the following:
The Water Revenue Adjustment Mechanism (WRAM) has allowed the Company to recognize the adopted level of volumetric revenues. The variance between adopted volumetric revenues and actual billed volumetric revenues for metered accounts is recorded as regulatory balancing account revenue.
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
The CPUC issued a decision effective August 27, 2020 requiring that Class A companies submitting GRC filings after the effective date be (i) precluded from proposing the use of a full decoupling WRAM in their next GRCs and (ii) allowed the use of MWRAM. In addition, the CPUC's decision allowed for ICBAs, which are authorized by state statute, to replace the MCBA. The MWRAM tracks the difference between the revenue received for actual metered sales through the tiered volumetric rate and the revenue that would have been received with the same actual metered sales if a uniform rate would have been in effect. The ICBA tracks differences between the authorized per-unit prices of water production costs and actual per-unit prices of water production costs. Cal Water complied with this decision in its 2021 GRC Filing and expects these replacement mechanisms to be in effect for 2023.
In September 2020, Cal Water filed an Application for Rehearing at the CPUC seeking to reverse the August 27, 2020 CPUC decision. While a decision was pending on the Application for Rehearing, Cal Water along with four other Class A California water utilities filed Petitions for a Writ of Review with the California Supreme Court (Court) on or about October 27, 2021. In September 2021, the CPUC denied the Application for Rehearing. On May 18, 2022, the Court issued writs granting review and ordered the CPUC and other filing parties to submit additional pleadings to the Court. The final pleadings were submitted on January 13, 2023. Cal Water anticipates that the Court will schedule an oral argument before it begins deliberations and issues its decision.
Regulated Utility Accounting
Because we operate almost exclusively in a regulated business, we are subject to the accounting standards for regulated utilities. The Commissions in the states in which we operate establish rates that are designed to permit the recovery of the cost of service and a return on investment. We capitalize and record regulatory assets for costs that would otherwise be charged to expense if it is probable that the incurred costs will be recovered in future rates. Regulatory assets are amortized over the future periods that the costs are expected to be recovered. If costs expected to be incurred in the future are currently being recovered through rates, we record those expected future costs as regulatory liabilities. In addition, we record regulatory liabilities when it is probable the Commissions will require a refund to be made to our customers over future periods.
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
As of December 31, 2022, the TCJA refund liability was $108.4 million. We continue working with other state regulators to finalize the refund to confirm compliance with federal normalization rules.

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
The following table reflects the sensitivity of pension amounts reported for the year ended December 31, 2022, to changes in actuarial assumptions:

	Increase/(Decrease) in Pension Benefits Actuarial Assumption	Increase/(Decrease) in 2022 Net Periodic Benefit Cost	Increase/(Decrease) in Projected Benefit Obligation as of December 31, 2022
		Dollars in thousands
Discount rate	(0.5)%	$7,170	$58,827
Long-term rate of return on plan assets	(0.5)%	3,580	—
Rate of compensation increases	(0.5)%	(3,441)	(15,131)
Cost of living adjustment (1)	(0.25)%	(2,248)	(14,943)
Discount rate	0.5%	(6,500)	(51,972)
Long-term rate of return on plan assets	0.5%	(3,580)	—
Rate of compensation increases	0.5%	3,617	15,843
Cost of living adjustment	0.5%	6,947	39,720
______________________________________________________________________________
1.The cost of living adjustment was assumed at 2.25% and has a floor of 2.0%.

Results of Operations
Operating Revenue
Operating revenue in 2022 was $846.4 million, an increase of $55.5 million, or 7.0%, over 2021. Operating revenue in 2021 was $790.9 million, a decrease of $3.4 million, or 0.4%, over 2020. The sources of changes in operating revenue were:

	2022	2021
	Dollars in millions
Net change due to WRAM, service charges, usage, and other (1)	$48.9	$29.7
MCBA revenue (2)	(11.2)	(7.9)
Other balancing account revenue (3)	1.3	(13.5)
Deferral of revenue (4)	16.5	(11.7)
Net change	$55.5	$(3.4)
_______________________________________________________________________________
(1)In 2022, the net change due to WRAM, service charges, usage, and other in the above table was mainly driven by rate increases (the components of which are set forth in the table in Rates and Regulation section below), a $5.8 million increase in Hawaii Water due to an increase in customer usage, a $1.7 million increase in accrued unbilled revenue, and a $1.3 million increase in New Mexico Water due to the acquisition of the Morningstar water system, which added approximately 2000 customer connections.
(2)MCBA revenue is the variance between adopted water production costs and actual water production costs. In 2022, we recognized a reduction to MCBA revenue of $7.4 million as compared to an MCBA increase to revenue $3.8 million in 2021. The MCBA revenue decrease of $11.2 million in 2022 as compared to 2021 resulted from a decrease in actual water production costs relative to adopted water production costs due to a 5.9% decrease in purchased water production. Purchased water production decreased due to the drought in California, which reduced customer usage. As required by the MCBA mechanism, the decrease in actual water production costs relative to adopted water production costs in California also decreased operating revenue for the same amount.
(3)The other balancing account revenue consists of the pension, conservation, and health care balancing account revenues. Pension and conservation balancing account revenues are the differences between actual expenses and adopted rate recovery. Health care balancing account revenue is 85% of the difference between actual health care expenses and adopted rate recovery. In 2022, we recognized a reduction to revenue of $4.8 million for these balancing accounts as compared to a net $6.1 million of revenue in 2021. The increase in revenue was mainly due to an increase in actual conservation and health care expenses relative to adopted in 2022 as compared to 2021, which was partially offset by a decrease in actual pension expenses relative to adopted in 2022 as compared to 2021.
(4)The deferral of revenue consists of amounts that are expected to be collected from customers beyond 24 months following the end of the accounting period in which these revenues were recorded. The deferral decreased in 2022 as compared to 2021 due to a decrease in the balancing account revenue expected to be collected beyond 24 months.
Water Production Expenses
Water production expenses, which consist of purchased water, purchased power, and pump taxes, comprise the largest segment of total operating expenses. Water production costs accounted for 39.7% and 41.8%, of total operating costs in 2022 and 2021, respectively. The rates charged for wholesale water supplies, electricity, and pump taxes are established by various public agencies. As such, these rates are beyond our control.
The table below provides the change in water production expenses during the past 2 years:

	2022			2021
	Amount	Change	% Change	Amount	Change	% Change
	Dollars in millions
Purchased water	$224.5	$(0.5)	(0.2)%	$225.0	$(5.1)	(2.2)%
Purchased power	44.6	7.5	20.2%	37.1	3.1	9.1%
Pump taxes	16.2	0.9	5.9%	15.3	2.7	21.4%
Total water production expenses	$285.3	$7.9	2.8%	$277.4	$0.7	4.5%

The principal factors affecting water production expenses are the quantity, price, and source of the water. Generally, water pumped from wells costs less than water purchased from wholesale suppliers.
The table below provides the amounts, percentage change, and source mix for the respective years:

	2022			2021
	MG	% of Total	% change from prior year	MG	% of Total	% change from prior year
	Millions of gallons (MG)
Source:
Wells	52,534	49.1%	—	52,520	47.5%	6.9%
Purchased	50,473	47.2%	(5.9)%	53,620	48.5%	(4.2)%
Surface	3,938	3.7%	(10.1)%	4,379	4.0%	(22.9)%
Total	106,945	100.0%	(3.2)%	110,519	100.0%	(0.2)%
Purchased water expenses are affected by changes in quantities purchased, supplier prices, and cost differences between wholesale suppliers. The MCBA mechanism is designed to recover all incurred purchased water expenses.
For 2022, the $0.5 million decrease in purchased water expenses is due to a 5.9% decrease in purchased quantities offset by an overall blended water wholesaler rate increase of 6.0%.
Purchased power expenses are affected by the quantity of water pumped from wells and moved through the distribution system, rates charged by electric utility companies, and rate structures applied to usage during peak and non-peak times of the day or season. In 2022, purchased power expenses increased $7.5 million mainly due to an increase in rates from our power providers.
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
For 2022, administrative and general expense increased $6.0 million, or 4.8%, as compared to 2021. The increase was mainly due to increases in outside consulting service costs of $1.8 million, employee and retiree medical costs of $1.7 million, travel costs of $1.3 million, legal costs of $1.1 million, and training and seminars costs of $0.7 million. These cost increases were partially offset by a $0.9 million decrease in employee pension benefit costs. Changes in employee pension benefits and employee and retiree medical costs for regulated California operations generally do not affect net income attributable to California Water Service Group, as we have been allowed by the CPUC to record these costs in balancing accounts for future recovery, creating a corresponding change to revenue.
Other Operations Expenses
The components of other operations expenses include payroll, material and supplies, and contract service costs of operating the regulated water systems, including the costs associated with water transmission and distribution, pumping, water quality, meter reading, billing, operations of district offices, and water conservation programs.
For 2022, other operations expense increased $29.8 million, or 34.5%, compared to 2021. The increase was primarily due to increases of $13.3 million in expenses associated with the deferral of operating revenue, $5.0 million in conservation program costs, $3.2 million in credit loss, $1.5 million in water and waste water treatment costs, $1.2 million in employee wages, $1.1 million in customer accounts expenses, $1.0 million in waste water system operating costs, $1.0 million in district office maintenance and landscaping costs, $0.6 million in transportation costs, and $0.6 million in property loss. Changes in conservation program costs for regulated California operations generally do not affect net income attributable to California Water Service Group, as we have been allowed by the CPUC to record these costs in balancing accounts for future recovery, creating a corresponding change to revenue.

Maintenance
For 2022, maintenance expenses increased $2.1 million, or 7.2%, as compared to 2021 due to increases in costs for repairs of pumping equipment, labor costs in maintaining the water systems, cost for repairs of reservoirs and tanks, as well as amortization of tank coating projects in accordance with CPUC orders, and transportation costs.
Depreciation and Amortization
During 2022, depreciation and amortization increased $5.9 million, or 5.4%, as compared to 2021 primarily due to utility plant placed in service in 2021.
Income Taxes
During 2022, income taxes increased $0.5 million, or 16.3%, to $3.3 million as compared to 2021. The increase in income tax expense was mostly due to a $5.5 million decrease in customer refunds of excess deferred federal income taxes in 2022 as compared to 2021, which was partially offset by tax benefits from life insurance proceeds. The Company’s effective combined income tax rate for 2022 was 6.2% as compared to 3.9% for 2021.
Property and Other Taxes
For 2022, property and other taxes increased $2.6 million, or 8.0%, as compared to 2021. The increase was mostly due to an increase in our assessed property values for utility plant placed in service during the year.
Other Income and Expenses
For 2022, net other income and expenses decreased $5.5 million, or 31.4% as compared to 2021. The decrease was due primarily to an $11.0 million decrease in the unrealized gain from non-qualified benefit plan investments due to market conditions and a $1.4 million increase in new business and community outreach program expenses. The decreases were partially offset by a $4.6 million decrease in other components of net periodic benefit costs, a $2.7 million gain on Company-owned life insurance, and a $0.9 million increase in allowance for funds used during construction. Changes in other components of net periodic benefit costs for regulated California operations generally do not affect net income attributable to California Water Service Group, as we have been allowed by the CPUC to record these costs in balancing accounts for future recovery, creating a corresponding change to revenue.
Net Interest Expense
For 2022, net interest expense increased $1.1 million, or 2.6%, as compared to 2021. The increase was due primarily to the 2021 issuance of $280.0 million in First Mortgage Bonds to finance new infrastructure investment.
Rates and Regulation
The following is a summary of 2022 rate filings. A description of the "Type of Filing" can be found in the "Item 1 - Rates and Regulation" section above. California decisions and resolutions may be found on the CPUC website at www.cpuc.ca.gov.

Type of Filing	Decision/Resolution	Effective Date	Increase (Decrease) Annual Revenue	CA District/ Subsidiary
GRC and Offset Filings
2022 Expense Offset	AL 2435	Jan 2022	$5.2 million	7 Districts
Cal Water 2022 Escalation Filing	AL 2433	Jan 2022	$21.7 million	19 Districts
2022 Ratebase offset	AL 2443	April 2022	$0.1 million	1 District
2022 Expense Offset	AL 2454	Aug 2022	$12.7 million	4 Districts

The estimated impact of current and prior year rate changes on operating revenues compared to prior years is listed in the following table:

	2022	2021
	Dollars in millions
General Rate Case (GRC)	$—	$0.1
Escalation rate increases	21.6	8.2
Expense offset (purchased water/pump taxes)	12.6	6.1
Rate base offsets	0.3	5.9
Total rate increases	$34.5	$20.3
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
California's normal weather pattern yields little precipitation between mid-spring and mid-fall. The Washington Water service areas receive precipitation in all seasons, with the heaviest amounts during the winter. New Mexico Water's rainfall is heaviest in the summer monsoon season. Hawaii Water receives precipitation throughout the year, with the largest amounts in the winter months. Water usage in all service areas is highest during the warm and dry summers and declines in the cool winter months. Rain and snow during the winter months replenish underground water aquifers and fill reservoirs, providing the water supply for subsequent delivery to customers. Management believes that supply pumped from underground aquifers and purchased from wholesale suppliers will be adequate to meet customer demand during 2023 and thereafter. However, water rationing may be required in future periods, if declared by the state or local jurisdictions. Long-term water supply plans are developed for each of our districts to help assure an adequate water supply under various operating and supply conditions. Some districts have unique challenges in meeting water quality standards, but management believes that supplies will meet current standards using current treatment processes.
Liquidity and Capital Resources
Cash flow from Operations
During 2022, we generated cash flow from operations of $243.8 million, compared to $231.7 million during 2021. The increase in 2022 was primarily due to the net receipt of $17.2 million from the Water Arrearages Payment Program and a decrease in the funding for pension and other post-retirement benefits in 2022.
The water business is seasonal. Billed revenue is lower in the cool, wet winter months when less water is used compared to the warm, dry summer months when water use is the highest. This seasonality results in the possible need for short-term borrowings under the bank lines of credit in the event cash is not sufficient to cover operating costs during the winter period. The increase in cash flow during the summer allows for a pay down of short-term borrowings. Customer water usage can be lower than normal in years when more than normal precipitation falls in our service areas or temperatures are lower than normal, especially in the summer months. The reduction in water usage reduces cash flow from operations and increases the need for short-term bank borrowings. Aged accounts receivable past due more than 60 days decreased from $26.2 million as of December 31, 2021 to $17.6 million as of December 31, 2022 mostly due to net receipt of $17.2 million of Water Arrearages Payment Program funds. Additionally, Cal Water has implemented interest and penalty-free payment plans or extensions, subject to certain terms and conditions, to help customers pay water bills after June 15, 2022.
Investing Activities
During 2022 and 2021 we used $327.8 million and $293.2 million, respectively, of cash for capital expenditures, both Company-funded and developer-funded. Cash used in investing activities fluctuates each year largely due to the availability of construction resources and our ability to obtain construction permits in a timely manner.

Financing Activities
During 2022, we borrowed $150.0 million, and paid down $115.0 million on our unsecured revolving credit facilities for general corporate purposes. We also received $25.8 million of advances and contributions in aid of construction, which was reduced by refunds to developers of $9.5 million. We paid $5.4 million for matured First Mortgage Bonds and other long-term debt obligations. In addition, we issued $106.7 million of Company common stock through our at-the-market equity plan and our employee stock purchase plan.
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
The under-collected net WRAM and MCBA receivable balances were $104.7 million and $72.8 million as of December 31, 2022 and 2021, respectively. The increase of $31.9 million from December 31, 2021 to December 31, 2022 was primarily due to lower than adopted customer usage. The under-collected net WRAM and MCBA receivable balances were primarily financed by Cal Water with short-term and long-term financing arrangements to meet operational cash requirements. Interest on the under-collected net WRAM and MCBA receivable balances, the interest recoverable from customers, is limited to the current 90-day commercial paper rate, which is significantly lower than Cal Water's short and long-term financing rates.
At the January 2023 meeting, the Board of Directors declared the quarterly dividend, increasing it for the 56th consecutive year. The quarterly dividend was raised from $0.25 to $0.26 per common share. This represents an indicated annual rate of $1.04 per common share. Dividends have been paid for 77 consecutive years. The annual dividends paid per common share in 2022, 2021, and 2020 were $1.00, $0.92, and $0.85, respectively. Earnings not paid as dividends are reinvested in the business for the benefit of stockholders. The dividend payout ratio was 56.5% in 2022, 46.9% in 2021, and 43.1% in 2020 for an average of 48.8% over the 3-year period. Our long-term targeted dividend payout ratio is 60%.
Short-Term Financing
Short-term liquidity is provided by the bank lines of credit described above and by internally generated funds. As of December 31, 2022, there were borrowings of $70.0 million outstanding on our unsecured revolving lines of credit, compared to $35.0 million outstanding on our unsecured revolving lines of credit as of December 31, 2021.
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
Both credit agreements contain affirmative and negative covenants and events of default customary for credit facilities of this type including, among other things, limitations, and prohibitions relating to additional indebtedness, liens, mergers, and asset sales. In addition, these unsecured credit agreements contain financial covenants governing the Company and its subsidiaries' "consolidated total capitalization ratio" not to exceed 66.7% and "interest coverage ratio" of three or more (each as defined in the respective credit agreements). As of December 31, 2022, our consolidated total capitalization ratio was 52.4% and the interest coverage ratio was greater than five. In summary, as of such date, we met all of the covenant requirements and were eligible to use the full amounts of these credit agreements.

Long-Term Financing
Long-term financing is accomplished using both debt and equity. Cal Water was authorized to issue $700.0 million of debt and common stock to finance capital projects and operations by a CPUC decision dated November 5, 2020. In addition, the decision retained approximately $94.0 million of prior financing authority and determined that refinancing long-term debt did not count against the authorization. The CPUC requires that any loans from Cal Water to the Company be at arm’s length. This restriction did not materially affect the Company's ability to meet its cash obligations in 2022. Management does not expect this restriction to have a material impact on the Company's ability to meet its cash obligations in 2023 and beyond.
On May 11, 2021, Cal Water issued $280.0 million of First Mortgage Bonds (see Note 8) in a private placement. Cal Water used the net proceeds from the sale of the Bonds to refinance existing indebtedness and for general corporate purposes. Long-term financing, which includes First Mortgage Bonds, senior notes, other debt securities, and common stock, has typically been used to replace short-term borrowings and fund capital expenditures. Internally generated funds, after making dividend payments, provide positive cash flow, but have not been at a level to meet the needs of our capital expenditure requirements. Management expects this trend to continue given our capital expenditures plan for the next five years. Some capital expenditures are funded by payments received from developers for contributions in aid of construction or advances for construction. Funds received for contributions in aid of construction are non-refundable, whereas funds classified as advances in construction are refundable. Management believes long-term financing is available to meet our cash flow needs through issuances in both debt and equity instruments.
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

Summarized Statement of Operations
(in thousands)	2022		2021
	Issuer	Guarantor	Issuer	Guarantor
Net sales	$775,382	$—	$727,149	$—
Gross profit	$506,890	$—	$462,301	$—
Income from operations	$124,464	$363	$121,231	$181
Equity in earnings of guarantor	$—	$94,339	$—	$99,912
Net income	$92,769	$95,263	$94,313	$100,979

Summarized Balance Sheet Information
(in thousands)	As of December 31, 2022		As of December 31, 2021
	Issuer	Guarantor	Issuer	Guarantor
Current assets	$208,962	$31,913	$251,573	$20,077
Intercompany receivable from non-guarantor & non-issuer subsidiaries	3,339	34,100	3,810	31,449
Other assets	450,668	1,080,720	431,137	991,173
Long-term intercompany receivable from non-issuer subsidiaries	—	37,869	—	34,216
Net utility plant	2,805,242	—	2,625,092	24
Total assets	$3,468,211	$1,184,602	$3,311,612	$1,076,939

Current liabilities	$242,538	$35,260	$227,276	$35,019
Intercompany payable to non-issuer subsidiaries	562	—	361	—
Long-term debt	1,051,994	—	1,055,538	—
Other liabilities	1,098,378	2,485	1,046,647	2,146
Total Liabilities	$2,393,472	$37,745	$2,329,822	$37,165
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
The following table summarizes our contractual obligations as of December 31, 2022. We generally expect to satisfy these commitments with cash on hand and cash provided by operating activities.

	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
Long-term debt (a)	$1,055,680	$1,283	$70,730	$690	$982,977
Interest payments	986,544	44,177	88,244	81,989	772,134
Advances for construction	199,832	8,897	16,788	14,535	159,612
Pension and postretirement benefits (b)	355,688	24,506	56,113	65,734	209,335
Finance lease obligations (c)	5,632	2,747	2,180	705	—
Operating lease obligations	17,610	2,433	3,887	3,110	8,180
Water supply contracts (d)	682,199	57,705	70,900	70,908	482,686
Total contractual obligations	$3,303,185	$141,748	$308,842	$237,671	$2,614,924
_______________________________________________________________________________
a.Long-term debt payments include annual sinking fund payments on First Mortgage Bonds, maturities of long-term debt, and annual payments on other long-term obligations, exclusive of unamortized debt issuance costs of $5.1 million.
b.Pension and postretirement benefits include $2.6 million of short-term pension obligations.
c.Finance lease obligations represent total cash payments to be made in the future and includes interest expense of $0.4 million.
d.Estimated annual contractual obligations are based on the same payment levels as 2022. Includes $22.2 million of commitments to GBRA in 2023.
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
Cal Water has water supply contracts with wholesale suppliers in 13 of its operating districts and for the two leased systems in Hawthorne and Commerce. For each contract, the cost of water is established by the wholesale supplier and is generally beyond our control. The amount paid annually to the wholesale suppliers is charged to purchased water expense on our statements of operations. Most contracts do not require minimum annual payments and vary with the volume of water purchased. For more details related to water supply contracts, see Note 14 of the Notes to the Consolidated Financial Statements.
Capital Requirements
Capital requirements consist primarily of new construction expenditures for expanding and replacing utility plant facilities and the acquisition of water systems. They also include refunds of advances for construction.
Company-funded and developer-funded utility plant expenditures were $327.8 million and $293.2 million in 2022 and 2021, respectively. A majority of capital expenditures was associated with mains and water treatment equipment.
For 2023, our capital program is dependent in part on the timing and nature of regulatory approvals in connection with Cal Water's 2021 GRC Filing. Capital expenditures in California for 2022, excluding developer-funded expenditures, were $277.2 million. Cal Water proposed to the CPUC spending $1.0 billion on water infrastructure investments in 2022-2024. Capital expenditures in California are evaluated in the context of the pending GRC and may change as the case moves forward. We expect our annual capital expenditure to continue to increase during the next five years due to increasing needs to replace and maintain infrastructure.
Management expects there will be developer-funded expenditures in 2023 and expects that these expenditures will be financed by developers through refundable advances for construction and non-refundable contributions in aid of construction. Developers are required to deposit the cost of a water construction project with us prior to our commencing construction work, or the developers may construct the facilities themselves and deed the completed facilities to us. Funds are generally received in advance of incurring costs for these projects. Advances are normally refunded over a 40-year period without interest. Future payments for advances received are listed under contractual obligations above. Because non-Company-funded construction activity is solely at the discretion of developers, we cannot predict the level of future activity. The cash flow impact is expected to be minor due to the structure of the arrangements.
Capital Structure
Total equity was $1,322.4 million at December 31, 2022, compared to $1,171.9 million at December 31, 2021. The Company sold 1,802,063 and 3,286,865 shares of its common stock in 2022 and 2021, respectively through its at-the-market equity program.
Total capitalization, including the current portion of long-term debt, was $2,378.2 million at December 31, 2022 and $2,232.9 million at December 31, 2021. Cal Water repaid $5.4 million of other long-term debt obligations in both 2022 and 2021 for matured First Mortgage Bonds and other long-term debt obligations. In future periods, the Company intends to issue common stock and long-term debt to finance our operations. The capitalization ratios will vary depending upon the method we choose to finance our operations.
At December 31, capitalization ratios were:

	2022	2021
Equity	55.6%	52.5%
Long-term debt	44.4%	47.5%
The return (from both regulated and non-regulated operations) on average equity was 7.7% in 2022 compared to 9.7% in 2021. Cal Water does not include construction work in progress in its regulated rate base; instead, Cal Water was authorized to record AFUDC on construction work in progress, effective January 1, 2017. Construction work in progress for Cal Water was $219.2 million at December 31, 2022 and $200.7 million at December 31, 2021.

Acquisitions
There were no significant acquisitions in 2022, and refer to "Note 15 - Acquisitions" for 2021 acquisition activity.
Real Estate Program
We own real estate. From time to time, certain parcels are deemed no longer used or useful for water utility operations. Most surplus properties have a low cost basis. We developed a program to realize the value of certain surplus properties through sale or lease of those properties. The program will be ongoing for a period of several years. There were no significant sales in 2022 and 2021. As sales are dependent on real estate market conditions, future sales, if any, may or may not be at prior year levels.
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
Over the next 12 months, approximately $3.3 million of the $1,055.8 million of existing long-term debt instruments are expected to mature. Applying a hypothetical 10 percent increase in the rate of interest charged on those borrowings would not have a material effect on our earnings.

Item 8.    Financial Statements and Supplementary Data.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of California Water Service Group

Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of California Water Service Group and subsidiaries (the "Company") as of December 31, 2022 and 2021, the related consolidated statements of operations, equity, and cash flows, for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, because of the effect of the material weakness identified below on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
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

Material Weakness
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified by management and included in management's assessment: the Company did not design and maintain effective internal controls over the completeness of its accounting for regulatory assets and liabilities, specifically controls over the identification of regulatory filings by the Company during the period that are then reviewed to determine their potential accounting impact. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended December 31, 2022, of the Company, and this report does not affect our report on such financial statements.
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
Impact of Rate Regulation on the Financial Statements — Refer to Note 2 and 4 to the financial statements
Critical Audit Matter Description
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
The Commission establishes rates that are designed to permit the recovery of the cost of service and a return on investment. The Company’s rates are subject to regulatory rate-setting processes including a General Rate Case proceeding. The Company capitalizes and records regulatory assets for costs that would otherwise be charged to expense if it is probable that the incurred costs will be recovered in future rates. If costs expected to be incurred in the future are currently being recovered through rates, the Company records those expected future costs as regulatory liabilities. In addition, the Company records a regulatory liability when it is probable the Commission will require a refund to be made to customers over future periods. Determining probability requires significant judgment by management and includes, but is not limited to, consideration of testimony presented in regulatory hearings, proposed regulatory decisions, final regulatory orders, and the strength or status of applications for rehearing or state court appeals. If the Company determines that a portion of the assets used in utility operations are not recoverable in customer rates, the Company would be required to recognize the loss of the assets disallowed.
We identified the impact of rate regulation as a critical audit matter due to the significant judgments that underlie the Company’s regulatory account balances and disclosures and the high degree of subjectivity involved in assessing the impact of regulatory decisions on the financial statements. Management judgments include interpreting the intent of the Commission’s decisions when appropriately measuring related regulatory assets or liabilities and assessing the probability of (1) recovery in future rates of incurred costs and (2) the requirement to refund to customers amounts collected prior to costs being incurred or subject to refund. Given that management’s accounting judgements are based on assumptions about the outcome of future regulatory decisions and interpretation of new or revised regulatory decisions, auditing these judgments required specialized knowledge of accounting for rate regulation and the rate setting process due to its inherent complexities and pervasive impact on the financial statements.

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
•We read relevant regulatory orders issued by the Commission for the Company, procedural filings, filings made by interveners, and other publicly available information to evaluate management’s interpretation of the accounting impacts of any new or revised regulatory decisions and their impact on measuring related regulatory assets and liabilities. We evaluated the external information and compared it to management’s recorded regulatory asset and liability balances for completeness.
•We obtained supporting documentation (such as letters or memorandums) from management and interpretations from external counsel as appropriate, regarding probability of recovery for regulatory assets or refunds to customers for regulatory liabilities not yet addressed in a regulatory order to assess management’s assertion that amounts are probable of recovery or refund.
•For regulatory matters in process, we inspected the Company’s filings with the Commission and the filings with the Commission by intervenors, if applicable, that may impact the Company’s future rates, for any evidence that might contradict management’s assertions.
•We evaluated management’s assumptions and methodologies used in measuring regulatory assets and liabilities for compliance with the related orders.
•We evaluated the Company’s disclosures related to the impacts of rate regulation, including the balances recorded and regulatory developments.

/s/ DELOITTE & TOUCHE LLP )
San Francisco, California
March 1, 2023

We have served as the Company's auditor since 2008.

CALIFORNIA WATER SERVICE GROUP
Consolidated Balance Sheets

	December 31,
	2022	2021
	(In thousands, except per share data)
ASSETS
Utility plant:
Land	$45,861	$45,047
Depreciable plant and equipment	4,215,619	3,899,629
Construction work in progress	247,013	222,713
Intangible assets	27,779	29,955
Total utility plant	4,536,272	4,197,344
Less accumulated depreciation and amortization	(1,477,402)	(1,350,482)
Net utility plant	3,058,870	2,846,862
Current assets:
Cash and cash equivalents	62,100	78,380
Restricted cash	22,925	2,273
Receivables:
Customers, net	55,079	60,785
Regulatory balancing accounts	66,826	78,597
Other, net	20,932	18,452
Unbilled revenue, net	33,140	32,760
Materials and supplies at weighted average cost	12,564	9,511
Taxes, prepaid expenses, and other assets	21,969	19,700
Total current assets	295,535	300,458
Other assets:
Regulatory assets	283,620	285,692
Goodwill	36,814	36,814
Other	175,913	153,445
Total other assets	496,347	475,951
TOTAL ASSETS	$3,850,752	$3,623,271
CAPITALIZATION AND LIABILITIES
Capitalization:
Common stock, $0.01 par value; 136,000 shares authorized, 55,598 and 53,716 outstanding in 2022 and 2021, respectively	$556	$537
Additional paid-in capital	760,336	651,121
Retained earnings	556,698	514,873
Noncontrolling interests	4,804	5,386
Total equity	1,322,394	1,171,917
Long-term debt, net	1,052,487	1,055,794
Total capitalization	2,374,881	2,227,711
Current liabilities:
Current maturities of long-term debt, net	3,310	5,192
Short-term borrowings	70,000	35,000
Accounts payable	140,986	144,369
Regulatory balancing accounts	12,240	32,908
Accrued other taxes	8,607	5,379
Accrued interest	6,490	6,542
Other accrued liabilities	53,017	42,547
Total current liabilities	294,650	271,937
Deferred income taxes	330,251	294,647
Regulatory liabilities	213,679	180,428
Pension	78,443	92,287
Advances for construction	199,832	198,086
Contributions in aid of construction	285,401	285,665
Other long-term liabilities	73,615	72,510
Commitments and contingencies (Note 14)
TOTAL CAPITALIZATION AND LIABILITIES	$3,850,752	$3,623,271
See accompanying Notes to Consolidated Financial Statements.

CALIFORNIA WATER SERVICE GROUP
Consolidated Statements of Operations

	For the Years Ended December 31,
	2022	2021	2020
	(In thousands, except per share data)

Operating revenue	$846,431	$790,909	$794,307
Operating expenses:
Operations:
Purchased water	224,529	225,020	230,076
Purchased power	44,566	37,112	34,006
Pump taxes	16,169	15,342	12,647
Administrative and general	132,718	126,686	117,058
Other operations	116,172	86,392	95,859
Maintenance	31,715	29,592	28,026
Depreciation and amortization	114,575	108,715	98,505
Income taxes	3,262	2,805	11,435
Property and other taxes	35,065	32,475	30,029
Total operating expenses	718,771	664,139	657,641
Net operating income	127,660	126,770	136,666
Other income and expenses:
Non-regulated revenue	21,276	22,761	16,922
Non-regulated expenses	(24,821)	(17,234)	(14,300)
Other components of net periodic benefit credit (cost)	14,476	9,903	(4,988)
Allowance for equity funds used during construction	4,127	3,186	4,976
Gain on sale of non-utility property	—	94	—
Income tax expense on other income and expenses	(3,113)	(1,287)	(583)
Net other income	11,945	17,423	2,027
Interest expense:
Interest expense	46,686	44,980	45,047
Allowance for borrowed funds used during construction	(2,344)	(1,766)	(3,185)
Net interest expense	44,342	43,214	41,862
Net income	95,263	100,979	96,831
Net loss attributable to noncontrolling interests	(748)	(146)	$—
Net income attributable to California Water Service Group	$96,011	$101,125	$96,831
Earnings per share:
Basic	$1.77	$1.96	$1.97
Diluted	$1.77	$1.96	$1.97
Weighted average number of common shares outstanding:
Basic	54,320	51,633	49,274
Diluted	54,363	51,633	49,274
See accompanying Notes to Consolidated Financial Statements.

CALIFORNIA WATER SERVICE GROUP
Consolidated Statements of Equity
For the Years Ended December 31, 2022, 2021 and 2020

	Common Stock		Additional Paid-in Capital	Retained Earnings	Noncontrolling Interests	Total Equity
	Shares	Amount
	(In thousands)
Balance at December 31, 2019	48,532	$485	$362,275	$406,083	$—	$768,843
Net income				96,831		96,831
Issuance of common stock	1,836	18	88,036			88,054
Repurchase of common stock	(34)	—	(1,679)			(1,679)
Dividends paid on common stock ($0.8500 per share)				(41,768)		(41,768)
Balance at December 31, 2020	50,334	503	448,632	461,146	—	910,281
Net income (loss)				101,125	(146)	100,979
Issuance of common stock	3,415	34	204,494			204,528
Repurchase of common stock	(33)	—	(1,767)			(1,767)
Dividends paid on common stock ($0.9200 per share)				(47,398)		(47,398)
Acquisition of business with noncontrolling interest					5,294	5,294
Investment in business with noncontrolling interest			(238)		238	—
Balance at December 31, 2021	53,716	537	651,121	514,873	5,386	1,171,917
Net income (loss)				96,011	(748)	95,263
Issuance of common stock	1,916	19	111,742	—		111,761
Repurchase of common stock	(34)		(2,013)	—		(2,013)
Dividends paid on common stock ($1.0000 per share)			—	(54,186)		(54,186)
Investment in business with noncontrolling interest			(514)		514	—
Distribution to noncontrolling interest					(348)	(348)
Balance at December 31, 2022	55,598	$556	$760,336	$556,698	$4,804	$1,322,394
See accompanying Notes to Consolidated Financial Statements.

CALIFORNIA WATER SERVICE GROUP
Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2022	2021	2020
	(In thousands)
Operating activities:
Net income	$95,263	$100,979	$96,831
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	117,364	111,581	100,935
Amortization of debt premium and expenses	369	366	412
Changes in normalized deferred income taxes	26,880	25,200	34,440
Change in value of life insurance contracts	7,161	(3,800)	(4,293)
Allowance for equity funds used during construction	(4,127)	(3,186)	(4,976)
Stock-based compensation	5,161	6,805	4,590
Gain on sale of non-utility properties	—	(94)	—
Write-off of capital costs	702	524	—
Changes in operating assets and liabilities:
Receivables	(40,687)	(12,833)	(18,343)
Water Arrearages Payment Program cash received	20,836	—	—
Water Arrearages Payment Program cash returned	(3,609)	—	—
Unbilled revenue	(381)	1,309	1,148
Taxes, prepaid expenses, and other assets	(5,104)	(2,745)	(3,647)
Accounts payable	(7,626)	(2,938)	373
Other current liabilities	7,941	1,141	(6,097)
Other changes in noncurrent assets and liabilities	23,629	9,409	(83,449)
Net cash provided by operating activities	243,772	231,718	117,924
Investing activities:
Utility plant expenditures	(327,757)	(293,194)	(298,651)
Proceeds from sale of non-utility properties	—	108	—
Business Acquisition, net of cash acquired	—	(6,451)	(40,483)
Asset acquisition	(7,766)	—	—
Payment for investments	—	—	(4,600)
Return of investment	—	1,000	—
Purchase of life insurance	(6,688)	(2,335)	(2,335)
Life insurance proceeds	6,688	—	—
Net cash used in investing activities	(335,523)	(300,872)	(346,069)
Financing activities:
Short-term borrowings	150,000	200,000	335,000
Repayment of short-term borrowings	(115,000)	(535,000)	(140,100)
Issuance of long-term debt, net of debt issuance costs of $0 for 2022, $1,064 for 2021, and $0 for 2020.	—	278,936	—
Advances and contributions in aid of construction	25,822	28,171	27,292
Refunds of advances for construction	(9,468)	(10,634)	(10,203)
Retirement of long-term debt	(5,423)	(5,353)	(22,141)
Repurchase of common stock	(2,013)	(1,767)	(1,679)
Issuance of common stock	106,739	197,723	83,575
Dividends paid	(54,186)	(47,398)	(41,768)
Distribution to noncontrolling interest	(348)	—	—
Net cash provided by financing activities	96,123	104,678	229,976
Change in cash, cash equivalents, and restricted cash	4,372	35,524	1,831
Cash, cash equivalents, and restricted cash at beginning of year	80,653	45,129	43,298
Cash, cash equivalents, and restricted cash at end of year	$85,025	$80,653	$45,129
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest (net of amounts capitalized)	$43,768	$41,621	$40,792
Income taxes	—	3,661	4,700
Supplemental disclosure of investing and financing non-cash activities:
Accrued payables for investments in utility plant	51,511	57,768	54,987
Utility plant contributed by developers	20,379	19,531	28,672
Litigation proceeds for TCP contamination reclassified from liability to depreciable plant and equipment	—	9,302	445
See accompanying Notes to Consolidated Financial Statements.

CALIFORNIA WATER SERVICE GROUP
Notes to Consolidated Financial Statements
December 31, 2022, 2021, and 2020
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
Basis of Presentation
The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) and include the Company's accounts and those of its wholly and non-wholly owned subsidiaries. The non-wholly owned subsidiary refers to a 92.2% owned subsidiary of Texas Water and is consolidated using the voting interest model as the Company owns a majority of the voting interests in the non-wholly owned subsidiary. All intercompany transactions and balances have been eliminated from the consolidated financial statements. In the opinion of management, the consolidated financial statements reflect all adjustments that are necessary to provide a fair presentation of the results for the periods covered.
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
Noncontrolling Interests
Noncontrolling interests in the Company’s consolidated financial statements represents the 7.8% interest not owned by Texas Water in a consolidated subsidiary. Texas Water obtained control over the subsidiary on May 1, 2021. Since the Company controls this subsidiary, its financial statements are consolidated with those of the Company, and the noncontrolling owner’s 7.8% share of the subsidiary’s net assets and results of operations is deducted and reported as noncontrolling interests on the consolidated balance sheets and as net loss attributable to noncontrolling interests in the consolidated statements of operations. The Company reports noncontrolling interests in consolidated entities as a component of equity separate from the Company’s equity. The Company’s net income attributable to California Water Service Group excludes a net loss attributable to the noncontrolling interests.
Reclassifications
Certain prior year amounts have been reclassified for consistency with the current year presentation. Such reclassifications have no impact on previously reported assets, liabilities, net income, equity, or cash flows. As of December 31, 2021, $3.5 million of uninsured loss reserve was reclassified from Accrued and deferred compensation to Uninsured loss reserve within the Other Accrued Liabilities table in Note 9. This change had no impact to previously reported liabilities.
For the years ended December 31, 2021 and 2020, $61.5 million and $55.8 million of Multiple residential revenue was reclassified from Residential to Multiple residential within the table in Note 2. These changes had no impact to previously reported operating revenue.

CALIFORNIA WATER SERVICE GROUP
Notes to Consolidated Financial Statements (Continued)
December 31, 2022, 2021, and 2020
Dollar amounts in thousands unless otherwise stated
2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Operating Revenue
The following table disaggregates the Company’s operating revenue by source for the years ended December 31, 2022, 2021, and 2020:

	2022	2021	2020
Revenue from contracts with customers	$772,616	$765,704	$697,577
Regulatory balancing account revenue	73,815	25,205	96,730
Total operating revenue	$846,431	$790,909	$794,307
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
In the following table, revenue from contracts with customers is disaggregated by class of customers for the years ended December 31, 2022, 2021 and 2020:

	2022	2021	2020
Residential	$458,448	$467,365	$430,264
Business	153,570	144,565	125,819
Multiple residential	64,481	61,478	55,801
Industrial	26,622	26,569	29,088
Public authorities	41,150	40,501	35,776
Other*	28,345	25,226	20,829
Total revenue from contracts with customers	$772,616	$765,704	$697,577
_______________________________________________________________________________
*    Other includes accrued unbilled revenue

CALIFORNIA WATER SERVICE GROUP
Notes to Consolidated Financial Statements (Continued)
December 31, 2022, 2021, and 2020
Dollar amounts in thousands unless otherwise stated
2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Regulatory balancing account revenue
The Company’s ability to recover revenue requirements authorized by the California Public Utilities Commission (CPUC) in its triennial general rate case (GRC) has been decoupled from the volume of the sales through 2022. Regulatory balancing account revenue is revenue related to rate mechanisms authorized in California by the CPUC, which allow the Company to recover the authorized revenue and are not considered contracts with customers. These mechanisms include the following:
The Water Revenue Adjustment Mechanism (WRAM) has allowed the Company to recognize the adopted level of volumetric revenues. The variance between adopted volumetric revenues and actual billed volumetric revenues for metered accounts is recorded as regulatory balancing account revenue.
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
The CPUC issued a decision effective August 27, 2020 requiring that Class A companies submitting GRC filings after the effective date be (i) precluded from proposing the use of a full decoupling WRAM in their next GRCs and (ii) allowed the use of Monterey-Style Water Revenue Adjustment Mechanisms (MWRAM). In addition, the CPUC's decision allowed for Incremental Cost Balancing Accounts (ICBAs), which are authorized by state statute, to replace the MCBA. The MWRAM tracks the difference between the revenue received for actual metered sales through the tiered volumetric rate and the revenue that would have been received with the same actual metered sales if a uniform rate had been in effect. The ICBA tracks differences between the authorized per-unit prices of water production costs and actual per-unit prices of water production costs. Cal Water complied with this decision in its 2021 GRC Filing and expects these replacement mechanisms to be in effect for 2023.
In September 2020, Cal Water filed an Application for Rehearing at the CPUC seeking to reverse the August 27, 2020 CPUC decision. While a decision was pending on the Application for Rehearing, Cal Water along with four other Class A California water utilities filed Petitions for a Writ of Review with the California Supreme Court (Court) on or about October 27, 2021. In September 2021, the CPUC denied the Application for Rehearing. On May 18, 2022, the Court issued writs granting review and ordered the CPUC and other filing parties to submit additional pleadings to the Court. The final pleadings were submitted on January 13, 2023. Cal Water anticipates that the Court will schedule an oral argument before it begins deliberations and issues its decision.
Non-Regulated Revenue
The following tables disaggregate the Company’s non-regulated revenue by source for the years ended December 31, 2022, 2021, and 2020:

	2022	2021	2020
Operating and maintenance revenue	$12,860	$16,276	$11,481
Other non-regulated revenue	5,774	3,741	3,043
Non-regulated revenue from contracts with customers	18,634	20,017	14,524
Lease revenue	2,642	2,744	2,398
Total non-regulated revenue	$21,276	$22,761	$16,922

CALIFORNIA WATER SERVICE GROUP
Notes to Consolidated Financial Statements (Continued)
December 31, 2022, 2021, and 2020
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
Other non-regulated revenue primarily relates to services for the design and installation of water mains and other water infrastructure for customers outside the regulated service areas and insurance program administration. In 2022, the Company recorded a gain of $2.7 million related to Company-owned life insurance as part of "other non-regulated revenue" in the table above.
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
Maturities of lease payments to be received are as follows:

Year Ending December 31,	Operating Leases
2023	$2,649
2024	2,339
2025	1,809
2026	1,037
2027	165
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

CALIFORNIA WATER SERVICE GROUP
Notes to Consolidated Financial Statements (Continued)
December 31, 2022, 2021, and 2020
Dollar amounts in thousands unless otherwise stated
2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
The Company reviewed its allowance for credit losses utilizing a quantitative assessment, which included trend analysis of customer billing and collection, aging by customer class, and unemployment rates since the outbreak of COVID-19 in the first quarter of 2020. The Company also utilized a qualitative assessment, which considered the future collectability on customer outstanding balances, management's estimate of the cash recovery, and a general assessment of the economic conditions of the locations the Company serves due to the outbreak of COVID-19. The Company has resumed shutoffs for non-payment in all of the Company's regulated utilities. The Company also received and applied funds to customer accounts from the California Water and Wastewater Arrearages Payment Program (WAPP). The WAPP was created by the California Legislature, is administered by the State Water Resources Control Board and was implemented to provide relief to community water and wastewater systems for unpaid bills – arrearages – related to the COVID-19 pandemic. Additionally, Cal Water has implemented interest and penalty-free payment plans or extensions, subject to certain terms and conditions, to help customers pay water bills after June 15, 2022. Based on the above assessments, the Company adjusted its allowance for credit losses accordingly.
The following table presents the activity in the allowance for credit losses for the periods ended December 31, 2022, 2021, and 2020.

	2022	2021	2020
Beginning Balance	$3,743	$5,246	771
Provision for credit loss expense	5,887	1,088	$5,716
Write-offs	(4,380)	(3,113)	$(1,730)
Recoveries	379	522	$489
Total ending allowance balance	$5,629	$3,743	$5,246
Other Receivables
As of December 31, 2022 and 2021, other receivables were:

	2022	2021
Accounts receivables from developers	$7,419	$6,909
Income tax receivables	5,496	5,579
Other	8,017	5,964
Total other receivables	$20,932	$18,452
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
The following table represents depreciable plant and equipment as of December 31:

	2022	2021
Equipment	$915,322	$833,313
Office buildings and other structures	339,682	319,528
Transmission and distribution plant	2,960,615	2,746,788
Total	$4,215,619	$3,899,629

CALIFORNIA WATER SERVICE GROUP
Notes to Consolidated Financial Statements (Continued)
December 31, 2022, 2021, and 2020
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
The provision for depreciation expressed as a percentage of the aggregate depreciable asset balances was 2.90% in 2022, 2.96% in 2021, and 2.94% in 2020.
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
The amount of AFUDC related to equity funds and to borrowed funds for 2022, 2021, and 2020 are shown in the table below:

	2022	2021	2020
Allowance for equity funds used during construction	$4,127	$3,186	$4,976
Allowance for borrowed funds used during construction	2,344	1,766	3,185
Total	$6,471	$4,952	$8,161
Asset Retirement Obligation
The Company has a legal obligation to retire wells in accordance with State Water Resources Control Board regulations. In addition, upon decommission of a wastewater plant or lift station certain wastewater infrastructure would need to be retired in accordance with State Water Resources Control Board regulations. An asset retirement cost and corresponding retirement obligation is recorded when a well or waste water infrastructure is placed into service. As of December 31, 2022 and 2021, the retirement obligation is estimated to be $36.7 million and $29.5 million, respectively. The retirement obligation is recorded as part of "Other long-term liabilities" within the Consolidated Balance Sheet. The change only impacted the consolidated balance sheets as the Company recognizes a regulatory asset or liability for the timing differences between the recognition of expenses and costs recovered through the ratemaking process.
The following is a reconciliation of the beginning and ending aggregate carrying amount of asset retirement obligations, which are included in “Other long-term liabilities” on the consolidated balance sheets as of December 31, 2022 and 2021:

	2022	2021
Obligation at beginning of the year	$29,459	$27,849
Additional liabilities incurred	5,444	119
Liabilities settled	—	(201)
Accretion	1,789	1,692
Obligation at the end of the year	$36,692	$29,459
Cash, Cash Equivalents, and Restricted Cash
Cash and cash equivalents include highly liquid investments with remaining maturities of three months or less at the time of acquisition. In 2022 and 2021, restricted cash includes $0.4 million of proceeds collected through a surcharge on certain customers' bills plus interest earned on the proceeds and is used to service California Safe Drinking Water Bond obligations. In 2022, the restricted cash also included $21.5 million of committed cash in Texas Water for a pipeline project (see Note 14).

CALIFORNIA WATER SERVICE GROUP
Notes to Consolidated Financial Statements (Continued)
December 31, 2022, 2021, and 2020
Dollar amounts in thousands unless otherwise stated
2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
The following table provides a reconciliation of cash, cash equivalents, and restricted cash within the Consolidated Balance Sheets that total to the amounts shown on the Consolidated Statements of Cash Flows as of December 31:

	2022	2021
Cash and cash equivalents	$62,100	$78,380
Restricted cash	22,925	2,273
Total cash, cash equivalents, and restricted cash shown in the statements of cash flows	$85,025	$80,653
Regulatory Assets and Liabilities
Because the Company operates almost exclusively in a regulated business, the Company is subject to the accounting standards for regulated utilities. The Commissions in the states in which the Company operates establish rates that are designed to permit the recovery of the cost of service and a return on investment. The Company capitalizes and records regulatory assets for costs that would otherwise be charged to expense if it is probable that the incurred costs will be recovered in future rates. Regulatory assets are amortized over the future periods that the costs are expected to be recovered. If costs expected to be incurred in the future are currently being recovered through rates, the Company records those expected future costs as regulatory liabilities. In general, the Company does not earn a return on regulatory assets if the related costs do not accrue interest. Accordingly, the Company earns a return only on its regulatory assets for net WRAM and MCBA, PCBA, HCBA, and IRMA receivables. In addition, the Company records regulatory liabilities when it is probable the Commissions will require a refund to be made to the Company's customers over future periods.
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
Goodwill is measured as the excess of the cost of an acquisition over the sum of the amounts assigned to identifiable assets acquired less liabilities assumed. Goodwill is not amortized but instead is reviewed annually in the fourth quarter for impairment or more frequently if impairment indicators arise. The impairment test is performed at the reporting unit level using fair-value based approach in which the fair value of the reporting unit is compared to the reporting unit's carrying value. If the fair value of the reporting unit is less than its carrying amount, then an impairment loss is recognized equal to the difference. The Company had no impairments to goodwill in 2022, 2021, and 2020.

CALIFORNIA WATER SERVICE GROUP
Notes to Consolidated Financial Statements (Continued)
December 31, 2022, 2021, and 2020
Dollar amounts in thousands unless otherwise stated
2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Long-Term Debt Premium, Discount and Expense
The premiums, discounts, and issuance expenses on long-term debt are amortized over the original lives of the related debt on a straight-line basis which approximates the effective interest method. Premiums paid on the early redemption of certain debt and the unamortized original issuance discount and expense are amortized over the life of new debt issued in conjunction with the early redemption. Amortization expense included in interest expense for each of 2022, 2021, and 2020 was $0.4 million.
Advances for Construction
Advances for construction consist of payments received from developers for installation of water production and distribution facilities to serve new developments. Advances are excluded from rate base for rate setting purposes. Annual refunds are made to developers without interest. Advances of $199.8 million and $198.1 million, at December 31, 2022 and 2021 respectively, will be refunded primarily over a 40-year period in equal annual amounts.
Estimated refunds of advances are shown in the table below.

Year Ending December 31,	Refunds of Advances
2023	$8,897
2024	8,672
2025	8,116
2026	7,690
2027	6,845
Thereafter	159,612
Total refunds	$199,832
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
With the enactment of the Tax Cuts Jobs Act (TCJA), Contributions in Aid of Construction (CIAC) received from developers after December 22, 2017 became fully taxable for federal income tax purposes. On November 15, 2021, the Infrastructure Investment and Jobs Act was signed into law, which reverses the TCJA treatment of CIAC. Effective January 1, 2021, only the service portion of CIAC is taxable for federal income tax purpose.

CALIFORNIA WATER SERVICE GROUP
Notes to Consolidated Financial Statements (Continued)
December 31, 2022, 2021, and 2020
Dollar amounts in thousands unless otherwise stated
2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
The accounting standards for accounting for uncertainty in income taxes allows the inclusion of interest and penalties related to uncertain tax positions as a component of income taxes (see Note 10 - Income Taxes).
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

	2022	2021	2020
	(In thousands, except per share data)
Net income	$95,263	$100,979	$96,831
Net loss attributable to noncontrolling interests	(748)	(146)	—
Net income attributable to California Water Service Group	$96,011	$101,125	$96,831
Weighted average common shares, basic	54,320	51,633	49,274
Weighted average common shares, dilutive	54,363	51,633	49,274
Earnings per share—basic	$1.77	$1.96	$1.97
Earnings per share—diluted	$1.77	$1.96	$1.97
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
Accumulated Other Comprehensive Income
The Company did not have any accumulated other comprehensive income or loss transactions as of December 31, 2022 and 2021.

CALIFORNIA WATER SERVICE GROUP
Notes to Consolidated Financial Statements (Continued)
December 31, 2022, 2021, and 2020
Dollar amounts in thousands unless otherwise stated
2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Adoption of New Accounting Standards
In October of 2021, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. In a business combination, an acquirer generally recognizes assets acquired and liabilities assumed, including contract assets and contract liabilities, at their respective fair value on the acquisition date. ASU 2021-08 requires that in a business combination, an acquirer should recognize and measure contract assets acquired and contract liabilities assumed in a business combination in accordance with Topic 606, Revenue from Contracts with Customers. The guidance provides certain practical expedients for acquirers when recognizing and measuring acquired contract assets and contract liabilities from revenue contracts with customers in a business combination. The guidance is effective for annual reporting periods beginning after December 15, 2022, including interim periods within those fiscal years. ASU 2021-08 should be applied prospectively for acquisitions occurring on or after the effective date of the amendments, and early adoption is permitted. The Company adopted the standard prospectively on January 1, 2023 and does not expect the guidance to have a material impact on the Company's financial statements and footnote disclosures in 2023.
3 OTHER INCOME AND EXPENSES
The Company conducts various non-regulated activities as reflected in the table below:

	2022		2021		2020
	Revenue	Expense	Revenue	Expense	Revenue	Expense
Operating and maintenance	$12,860	$11,959	$16,276	$16,344	$11,481	$13,551
Leases	2,642	46	2,744	230	2,398	48
Design and construction	416	328	619	611	802	704
Meter reading and billing	534	123	495	79	458	109
Interest income	177	—	171	—	52	—
Loss (gain) from non-qualified benefit plan investments	—	7,161	—	(3,800)	—	(4,293)
Other non-regulated income and expenses	4,647	5,204	2,456	3,770	1,731	4,181
Total	$21,276	$24,821	$22,761	$17,234	$16,922	$14,300
Operating and maintenance services and meter reading and billing services are provided for water and wastewater systems owned by private companies and municipalities. The agreements typically call for a fee-per-service or a flat-rate amount per month. Leases have been entered into with telecommunications companies for cellular phone antennas placed on the Company's property. Design and construction services are for the design and installation of water mains and other water infrastructure for others outside the Company's regulated service areas. Third-party insurance program gains and losses are included in other non-regulated income and expenses. In 2022, the Company recorded a gain of $2.7 million related to Company-owned life insurance as part of "revenue" in "other non-regulated income and expenses" in the table above.

CALIFORNIA WATER SERVICE GROUP
Notes to Consolidated Financial Statements (Continued)
December 31, 2022, 2021 and 2020
Dollar amounts in thousands unless otherwise stated

4 REGULATORY ASSETS AND LIABILITIES
Regulatory assets and liabilities were comprised of the following as of December 31:

	Recovery Period	2022	2021
Regulatory Assets
Pension and retiree group health	Indefinitely	$171	$17,607
Property-related temporary differences (tax benefits flowed through to customers)	Indefinitely	143,546	130,565
Other accrued benefits	Indefinitely	24,946	23,280
Net WRAM and MCBA long-term accounts receivable	1-2 years	41,558	29,789
Asset retirement obligations, net	Indefinitely	24,548	22,935
IRMA long-term accounts receivable	1-2 years	3,682	9,032
Tank coating	Various	16,395	13,680
Recoverable property losses	7 Years	3,144	3,843
PCBA	Various	19,091	21,500
Other components of net periodic benefit cost	Indefinitely	—	3,342
General district balancing account receivable	Various	377	568
Customer assistance program (CAP) and Rate support fund (RSF) accounts receivable	1 year	2,965	5,991
Other regulatory assets	Various	3,197	3,560
Total Regulatory Assets		$283,620	$285,692
Regulatory Liabilities
Future tax benefits due to customers		$131,155	$135,027
Pension and retiree group health		58,678	27,294
HCBA		14,318	9,687
Conservation program		6,036	7,206
Net WRAM and MCBA long-term payable		172	143
Other components of net periodic benefit cost		2,475	353
Other regulatory liabilities		845	718
Total Regulatory Liabilities		$213,679	$180,428
The Company's pension and retiree group health regulatory asset represents the unfunded obligation of the Company’s pension and postretirement benefit plans which the Company expects to recover from customers in the future for these plans. The pension and retiree group health regulatory liability represents the over funded obligation of the Company’s postretirement benefit plans which the Company expects to refund to customers in the future. These plans are discussed in further detail in Note 11.
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
December 31, 2022, 2021 and 2020
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
The CAP and RSF are two programs offered by Cal Water that assist qualifying customers with their monthly water bill. The programs are funded by the customers who do not qualify for the assistance. The CAP and RSF regulatory assets represent the amounts due from customers to fund the CAP and RSF credits that were provided to assist qualifying customers.
The future tax benefits due to customers primarily resulted from federal tax law changes enacted by the TCJA on December 22, 2017. The TCJA reduced the federal corporate income tax rate from 35 percent to 21 percent beginning on January 1, 2018, and GAAP requires the Company to re-measure all existing deferred income tax assets and liabilities to reflect the reduction in the federal tax rate on the enactment date.
The conservation program regulatory liability is for incurred conservation costs that were below the cost recovery in rates and is refundable to customers.
Short-term regulatory assets and liabilities are excluded from the above table. The short-term regulatory assets as of December 31, 2022 and 2021 were $66.8 million and $78.6 million, respectively. The short-term regulatory assets, as of December 31, 2022, and 2021 primarily consisted of net WRAM and MCBA, IRMA, and PCBA receivables.
The short-term portion of regulatory liabilities as of December 31, 2022 and 2021 were $12.2 million and $32.9 million, respectively. The short-term regulatory liabilities as of December 31, 2022, primarily consist of TCJA liabilities. The short-term regulatory liabilities as of December 31, 2021, primarily consist of TCJA liabilities and HCBA liabilities.
Cost of Capital Application
On May 3, 2021, Cal Water filed its required application with the CPUC to review its cost of capital for 2022 through 2024. Cal Water currently has an approved return on equity of 9.2%, a cost of debt of 5.51%, and a capital structure of 53.4% equity to 46.6% debt ratio. Cal Water requested a return on equity of 10.35%, a cost of debt of 4.23%, and a capital structure of 53.4% equity to 46.6% debt ratio. The California Public Advocates Office recommended a return on equity of 7.81%, a cost of debt of 4.23%, and a capital structure of 49.4% equity to 50.6% debt ratio. Evidentiary hearings were held in May 2022 and the case was submitted to the CPUC at the end of the second quarter of 2022 for review. In the event that the CPUC adopts the cost of capital components retroactively to January 1, 2022, the Company estimates the reduced cost of debt, if adopted at the Company's proposed equity capital structure, would reduce annual revenue by approximately $11.0 million. The Company has not reserved for any potential outcome of the proceeding as the Company has determined that it is not probable that the proceeding will be approved retroactively to January 1, 2022.

CALIFORNIA WATER SERVICE GROUP
Notes to Consolidated Financial Statements (Continued)
December 31, 2022, 2021 and 2020
Dollar amounts in thousands unless otherwise stated

5 INTANGIBLE ASSETS AND GOODWILL
Intangible assets
As of December 31, 2022 and 2021, intangible assets that will continue to be amortized and those not amortized were:

	Weighted Average Amortization Period (years)	2022			2021
		Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Amortized intangible assets:
Water pumping rights	usage	$1,084	$132	$952	$1,084	$127	$957
Water planning studies	14	16,354	9,222	7,132	22,153	15,230	6,923
Leasehold improvements and other	14	3,192	1,614	1,578	2,851	1,477	1,374
Total		$20,630	$10,968	$9,662	$26,088	$16,834	$9,254
Unamortized intangible assets:
Perpetual water rights and other		$7,149	$—	$7,149	$3,867	$—	$3,867
Water pumping rights usage is the amount of water pumped from aquifers to be treated and distributed to customers.
For the year ended December 31, 2022, 2021, and 2020 amortization of intangible assets was $1.5 million, $1.4 million, and $1.1 million, respectively.
Estimated future amortization expense related to intangible assets are shown in the table below:

Year Ending December 31,	Estimated Future Amortization Expense Related to Intangible Assets
2023	$1,357
2024	1,244
2025	1,116
2026	798
2027	559
Thereafter	4,588
Total	$9,662
Goodwill
Changes in the carrying amount of goodwill for the years ended December 31, 2022 and 2021 were as follows:

	2022	2021
Beginning balance	$36,814	$31,842
Acquisitions	—	5,424
Acquisition adjustment	—	(452)
Total ending goodwill balance	$36,814	$36,814

CALIFORNIA WATER SERVICE GROUP
Notes to Consolidated Financial Statements (Continued)
December 31, 2022, 2021 and 2020
Dollar amounts in thousands unless otherwise stated

6 EQUITY
As of December 31, 2022 and 2021, 55,597,855 and 53,715,569 shares, respectively, of common stock were issued and outstanding.
Effective January 1, 2019, the Company implemented an Employee Stock Purchase Plan (ESPP). Under the ESPP, qualified employees are permitted to purchase the Company’s common stock at 90% of the market value of the common stock on the specified stock purchase date. The ESPP is deemed compensatory and compensation costs will be accounted for under ASC 718, Stock Compensation. Employees’ payroll deductions for common stock purchases may not exceed 10% of their salaries. Employees may purchase up to 2,000 shares per period provided that the value of the shares purchased in any calendar year may not exceed $25,000, as calculated pursuant to the ESPP. The Company recorded expense of $0.2 million for 2022, 2021, and 2020. The Company issued 40,095, 37,460 and 43,332 shares of common stock related to the ESPP in 2022, 2021 and 2020, respectively.
On April 29, 2022, the Company entered into an equity distribution agreement to sell shares of its common stock having an aggregate gross sales price of up to $350.0 million from time to time depending on market conditions through an at-the-market equity program over the next three years. The Company intends to use the net proceeds from these sales, after deducting commissions on such sales and offering expenses, for general corporate purposes, which may include working capital, construction and acquisition expenditures, investments and repurchases, and redemptions of securities. The Company sold 1,802,063 shares of common stock through its at-the-market equity program and raised proceeds of $104.6 million net of $1.1 million in commissions paid under the equity distribution agreement in 2022. The Company also incurred $0.1 million of equity issuance costs in 2022.
On October 31, 2019, the Company entered into an equity distribution agreement to sell shares of its common stock having an aggregate gross sales price of up to $300.0 million from time to time depending on market conditions through an at-the-market equity program. The equity distribution agreement concluded in the fourth quarter of 2021. The Company used the net proceeds from these sales, after deducting commissions on such sales and offering expenses, for general corporate purposes, which may include working capital, construction and acquisition expenditures, investments and repurchases, and redemptions of securities. In 2021, the Company sold 3,286,865 shares of common stock through the at-the-market equity program and raised proceeds of $195.9 million net of $2.0 million in commissions paid under the equity distribution agreement. The Company also incurred $0.2 million of equity issuance costs in 2021.
As approved by the Company's stockholders at the 2022 Annual Meeting, effective July 26, 2022, the aggregate number of shares of common stock which the Company shall have authority to issue was increased from 68.0 million shares to 136.0 million shares. All of these shares are of one and the same series, namely shares of common stock with par value of $0.01 per share.
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
December 31, 2022 and 2021
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
As of each of December 31, 2022 and 2021, the outstanding borrowings on the Company lines of credit were $35.0 million. Outstanding borrowings on the Cal Water lines of credit as of December 31, 2022 were $35.0 million and there were no outstanding borrowings as of December 31, 2021. The average borrowing rate for borrowings on the Company and Cal Water lines of credit during 2022 was 2.74% compared to 0.98% for the same period last year.

CALIFORNIA WATER SERVICE GROUP
Notes to Consolidated Financial Statements (Continued)
December 31, 2022 and 2021
Dollar amounts in thousands unless otherwise stated

8 LONG-TERM DEBT
As of December 31, 2022 and 2021, long-term debt outstanding was:

	Series	Interest Rate	Maturity Date	2022	2021
First Mortgage Bonds	ZZZ	2.870%	2051	$130,000	$130,000
	1	3.020%	2061	150,000	150,000
	YYY	4.170%	2059	200,000	200,000
	WWW	4.070%	2049	100,000	100,000
	VVV	3.400%	2029	100,000	100,000
	TTT	4.610%	2056	10,000	10,000
	SSS	4.410%	2046	40,000	40,000
	QQQ	3.330%	2025	50,000	50,000
	RRR	4.310%	2045	50,000	50,000
	PPP	5.500%	2040	100,000	100,000
	AAA	7.280%	2025	20,000	20,000
	BBB	6.770%	2028	20,000	20,000
	CCC	8.150%	2030	20,000	20,000
	DDD	7.130%	2031	20,000	20,000
	EEE	7.110%	2032	20,000	20,000
	GGG	5.290%	2022	—	1,818
	HHH	5.290%	2022	—	1,818
	III	5.540%	2023	909	1,818
	OOO	6.020%	2031	20,000	20,000
Total First Mortgage Bonds				1,050,909	1,055,454
California Department of Water Resources Loans		1.48% - 1.69%	2027 - 2039	4,515	4,832
Other long-term debt				5,485	6,039
Unamortized debt issuance costs				(5,112)	(5,339)
Total long-term debt, net of unamortized debt issuance costs				1,055,797	1,060,986
Less current maturities of long-term debt, net				3,310	5,192
Long-term debt, net				$1,052,487	$1,055,794

CALIFORNIA WATER SERVICE GROUP
Notes to Consolidated Financial Statements (Continued)
December 31, 2022 and 2021
Dollar amounts in thousands unless otherwise stated
8 LONG-TERM DEBT (Continued)
Maturities of long-term debt as of December 31, 2022 are as follows:

Year Ending December 31,	Long-term debt*
2023	$1,283
2024	376
2025	70,354
2026	356
2027	334
Thereafter	982,977
_______________________________________________________________________________
*    Excludes maturities for finance lease obligations. See note 14 for maturities for finance lease obligations.
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
On October 4, 2011, Cal Water entered into a finance lease arrangement with the City of Hawthorne to operate the City's water system for a 15-year period. The $3.2 million and $3.9 million finance lease liability as of December 31, 2022 and 2021, respectively, is included in other long-term debt and current maturities set forth above.
9 OTHER ACCRUED LIABILITIES
As of December 31, 2022 and 2021, other accrued liabilities were:

	2022	2021
Accrued and deferred compensation	$23,188	$19,169
Accrued benefits and workers' compensation claims	6,953	5,923
Unearned revenue and customer deposits	8,138	3,937
Uninsured loss reserve	5,320	3,502
Due to contracts and agencies	3,101	3,051
Current portion of operating lease	1,065	1,802
Other	5,252	5,163
Total other accrued liabilities	$53,017	$42,547

CALIFORNIA WATER SERVICE GROUP
Notes to Consolidated Financial Statements (Continued)
December 31, 2022, 2021, and 2020
Dollar amounts in thousands unless otherwise stated
10 INCOME TAXES
Income tax expense (benefit) consisted of the following:

	Federal	State	Total
2022
Current	$1,857	$3	$1,860
Deferred	4,726	(211)	4,515
Total income tax	$6,583	$(208)	$6,375
2021
Current	$—	$3,446	$3,446
Deferred	3,322	(2,676)	646
Total income tax	$3,322	$770	$4,092
2020
Current	$—	$3	$3
Deferred	14,692	(2,677)	12,015
Total income tax	$14,692	$(2,674)	$12,018
The Company's 2022, 2021, and 2020 qualified tax repairs and maintenance deductions totaled $128.0 million, $125.5 million, and $164.0 million, respectively.
At December 31, 2022, the Company had U.S. federal and U.S. state tax net operating loss carry-forwards of approximately $46.4 million and $144.0 million respectively. The U.S. federal and U.S. state net operating loss carry-forwards will both expire at various dates beginning in tax year 2028.
The difference between the recorded and the statutory income tax expense is reconciled in the table below:

	2022	2021	2020
Statutory income tax	$21,344	$22,065	$22,858
Increase (reduction) in taxes due to:
State income taxes net of federal tax benefit	7,383	7,334	7,598
Effect of regulatory treatment of fixed asset differences	(6,274)	(6,327)	(9,201)
Investment tax credits	(74)	(74)	(74)
AFUDC equity	(1,155)	(891)	(1,392)
Stock based stock compensation	455	791	523
TCJA refund	(13,919)	(19,417)	(9,470)
Other	(1,385)	611	1,176
Total income tax	$6,375	$4,092	$12,018
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
As of December 31, 2022, the TCJA refund liability was $108.4 million. The Company continues working with other state regulators to finalize the refund to confirm compliance with federal normalization rules.

CALIFORNIA WATER SERVICE GROUP
Notes to Consolidated Financial Statements (Continued)
December 31, 2022, 2021 and 2020
Dollar amounts in thousands unless otherwise stated
10 INCOME TAXES (Continued)
The deferred tax assets and deferred tax liabilities as of December 31, 2022 and 2021, are presented in the following table:

	2022	2021
Deferred tax assets:
Developer deposits for contributions in aid of construction	$31,589	$31,777
Net operating loss carry-forward and tax credits	18,329	29,206
Pension liability	13,860	13,570
Income tax regulatory liability	22,838	26,565
Operating leases liabilities	4,170	4,310
Other	4,264	2,439
Total deferred tax assets	95,050	107,867
Deferred tax liabilities:
Property related basis and depreciation differences	393,007	362,139
WRAM/MCBA and interim rates balancing accounts	14,192	22,124
Operating lease-right to use asset	4,130	4,286
Other	13,972	13,965
Total deferred tax liabilities	425,301	402,514
Net deferred tax liabilities	$330,251	$294,647
Based on historical taxable income and future taxable income projections over the period in which the deferred assets are deductible, management believes it is more likely than not that the Company will realize the benefits of the deductible differences.
The following table reconciles the changes in unrecognized tax benefits for the periods ended December 31 2022, 2021, and 2020:

	2022	2021	2020
Balance at beginning of year	$15,850	$13,960	$11,008
Additions for tax positions taken during current year	1,955	1,890	2,952
Lapse of statute of limitations	(4,199)	—	—
Balance at end of year	$13,606	$15,850	$13,960
The Company does not expect a material change in its unrecognized tax benefits within the next 12 months. The component of unrecognized tax benefits that, if recognized, would affect the effective tax rate as of December 31, 2022, was $4.4 million, with the remaining balance representing the potential deferral of taxes to later years.
The Company's federal income tax years subject to an examination are from 2017 to 2022 and the state income tax years subject to an examination are from 2012 to 2022.

CALIFORNIA WATER SERVICE GROUP
Notes to Consolidated Financial Statements (Continued)
December 31, 2022, 2021 and 2020
Dollar amounts in thousands unless otherwise stated
11 EMPLOYEE BENEFIT PLANS
Savings Plan
The Company sponsors a 401(k) qualified defined contribution savings plan that allows participants to contribute up to 20% of pre-tax compensation. Effective January 1, 2010, the Company matches 75 cents for each dollar contributed by the employee up to a maximum Company match of 6.0% of base salary. Company contributions were $7.1 million, $7.4 million, and $6.5 million for the years 2022, 2021 and 2020, respectively.
Pension Plans
The Company provides a qualified, defined-benefit, non-contributory pension plan for substantially all employees. The accumulated benefit obligations of the pension plan are $505.9 million and $650.2 million as of December 31, 2022 and 2021, respectively. The fair value of pension plan assets was $637.3 million and $810.5 million as of December 31, 2022 and 2021, respectively.
Prior to 2010, pension payment obligations were generally funded by the purchase of an annuity from a life insurance company. Beginning in 2010, the pension plan trust pays monthly benefits to retirees, rather than the purchase of an annuity.
The Company also maintains an unfunded, non-qualified, supplemental executive retirement plan (SERP). The unfunded SERP accumulated benefit obligations were $69.3 million and $80.5 million as of December 31, 2022 and 2021, respectively. Benefit payments under the supplemental executive retirement plan are paid currently. As a non-qualified plan, the SERP has no plan assets, however, the Company has a Rabbi trust designated to provide funding for SERP obligations. The Rabbi trust holds investments in marketable securities and corporate-owned life insurance. The recorded value of these investments was approximately $59.0 million and $63.9 million at December 31, 2022 and 2021, respectively, and is part of "Other" noncurrent assets on the Consolidated Balance Sheets.
Expected payments to be made for the pension and SERP plans are shown in the table below:

Year Ending December 31,	Pension	SERP	Total
2023	$18,609	$2,599	$21,208
2024	20,400	2,832	23,232
2025	22,164	3,084	25,248
2026	24,026	3,369	27,395
2027	25,932	3,709	29,641
2028-2032	158,918	23,308	182,226
Total payments	$270,049	$38,901	$308,950
The expected benefit payments are based upon the same assumptions used to measure the Company's benefit obligation at December 31, 2022, and include estimated future employee service.
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
December 31, 2022, 2021, and 2020
Dollar amounts in thousands unless otherwise stated
11 EMPLOYEE BENEFIT PLANS (Continued)
The Company records the costs of postretirement benefits other than pensions (PBOP) during the employees' years of active service. Postretirement benefit expense recorded in 2022, 2021, and 2020, was $0.1 million, $0.2 million, and $5.2 million, respectively. The remaining net periodic benefit cost was $0.2 million at December 31, 2022, and is being recovered through future customer rates and is recorded as a regulatory asset.
The expected benefit payments, net of retiree premiums and Medicare Part D subsidies, are shown in the table below.

Year Ending December 31,	Expected Benefit Payments Before Medicare Part D Subsidy	Effect of Medicare Part D Subsidy on Expected Benefit Payments	Expected Benefit Payments Net of Medicare Part D Subsidy
2023	$3,547	$(249)	$3,298
2024	3,967	(270)	3,697
2025	4,235	(299)	3,936
2026	4,512	(327)	4,185
2027	4,868	(355)	4,513
2028-2032	29,324	(2,215)	27,109
Total payments	$50,453	$(3,715)	$46,738
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
The Company applies a risk management framework for managing the risks associated with employee benefit plan trust assets. The guiding principles of this risk management framework are the clear articulation of roles and responsibilities, appropriate delegation of authority, and proper accountability and documentation. Trust investment policies and investment manager guidelines include provisions to ensure prudent diversification, manage risk through appropriate use of physical direct asset holdings and derivative securities, and identify permitted and prohibited investments. In 2022, the Company retained an investment manager to be the Company's Outsourced Chief Investment Officer (OCIO) and the OCIO was required to make investment decisions within the parameters of the Company's investment policies and guidelines.
The Company's target asset allocation percentages for major categories of the plan assets are reflected in the table below:

	Minimum Exposure	Target	Maximum Exposure
Fixed Income	35%	40%	45%
Total Domestic Equity:	35%	40%	45%
Small/Mid Cap Stocks	5%	12%	25%
Large Cap Stocks	25%	28%	45%
Emerging markets	3%	6%	9%
Non-U.S. Equities	11%	14%	17%
The fixed income category includes money market funds, short-term bond funds, and cash. The majority of fixed income investments range in maturities from less than 1 to 5 years.

CALIFORNIA WATER SERVICE GROUP
Notes to Consolidated Financial Statements (Continued)
December 31, 2022, 2021, and 2020
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
Level 3—Inputs to the valuation methodology are unobservable and significant to the fair value measurement.
The following tables present the fair value of plan assets by major asset category at December 31, 2022 and 2021:

	December 31, 2022
	Pension Benefits				Other Benefits
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Fixed Income	$588	$—	$—	$588	$18,060	$—	$—	$18,060
Domestic Equity: Small/Mid Cap Stocks	—	—	—	—	5,654	—	—	5,654
Domestic Equity: Large Cap Stocks	—	—	—	—	—	—	—	—
Non U.S. Equities	—	—	—	—	6,928	—	—	6,928
Emerging markets	—	—	—	—	3,027	—	—	3,027
Assets measured at net asset value (NAV)	—	—	—	636,742	—	—	—	111,017
Total Plan Assets	$588	$—	$—	$637,330	$33,669	$—	$—	$144,686

CALIFORNIA WATER SERVICE GROUP
Notes to Consolidated Financial Statements (Continued)
December 31, 2022, 2021, and 2020
Dollar amounts in thousands unless otherwise stated
11 EMPLOYEE BENEFIT PLANS (Continued)

	December 31, 2021
	Pension Benefits				Other Benefits
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Fixed Income	$126,062	$—	$—	$126,062	$63,713	$—	$—	$63,713
Domestic Equity: Small/Mid Cap Stocks	63,379	—	—	63,379	—	—	—	—
Domestic Equity: Large Cap Stocks	218,868	—	—	218,868	105,723	—	—	105,723
Non U.S. Equities	35,311	—	—	35,311	—	—	—
Assets measured at NAV				366,849				—
Total Plan Assets	$443,620	$—	$—	$810,469	$169,436	$—	$—	$169,436
In 2022, the shift in the plan asset categories was due to a change in investment strategy by the OCIO.
The pension benefits fixed income category includes $0.6 million and $11.0 million of money market fund investments as of December 31, 2022 and 2021, respectively. The other benefits fixed income category includes no market fund investments as of December 31, 2022 and $3.0 million of money market fund investments as of December 31, 2021.
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
December 31, 2022, 2021, and 2020
Dollar amounts in thousands unless otherwise stated
11 EMPLOYEE BENEFIT PLANS (Continued)
Changes in Plan Assets, Benefits Obligations, and Funded Status
The following table reconciles the funded status of the plans with the accrued pension liability and the net postretirement benefit liability as of December 31, 2022 and 2021:

	Pension Benefits		Other Benefits
	2022	2021	2022	2021
Change in projected benefit obligation:
Beginning of year	$887,477	$833,939	$142,470	$130,658
Service cost	34,847	35,055	6,830	6,072
Interest cost	25,596	21,667	4,009	3,217
Actuarial loss (gain) (1)	(243,769)	13,520	(49,462)	5,276
Plan amendment	—	—	—	—
Benefits paid, net of retiree premiums	(18,897)	(16,704)	(2,095)	(2,753)
End of year	$685,254	$887,477	$101,752	$142,470
Change in plan assets:
Fair value of plan assets at beginning of year	$810,469	$716,794	$169,436	$147,057
Actual return on plan assets	(171,517)	84,488	(23,326)	23,160
Employer contributions	17,275	25,891	671	1,972
Retiree contributions and Medicare part D subsidies	—	—	2,176	2,199
Benefits paid	(18,897)	(16,704)	(4,421)	(5,057)
Other adjustments	—	—	150	105
Fair value of plan assets at end of year	$637,330	$810,469	$144,686	$169,436

Funded status (2)	$(47,924)	$(77,008)	$42,934	$26,966
Unrecognized actuarial loss (gain)	(19,512)	12,323	(44,555)	(29,327)
Unrecognized prior service cost	3,205	4,174	1,583	1,738
Net amount recognized	$(64,231)	$(60,511)	$(38)	$(623)
_______________________________________________________________________________

1.The actuarial gain for pension and other benefits in 2022 was mainly due to a higher discount rate used in the calculation.
2.The short-term portion of the pension benefits was $2.6 million as of December 31, 2022 and $2.1 million as of December 31, 2021 and was recorded as part of other accrued liabilities on the Company's Consolidated Balance Sheets.

CALIFORNIA WATER SERVICE GROUP
Notes to Consolidated Financial Statements (Continued)
December 31, 2022, 2021, and 2020
Dollar amounts in thousands unless otherwise stated
11 EMPLOYEE BENEFIT PLANS (Continued)
Amounts recognized on the balance sheet consist of:

	Pension Benefits		Other Benefits
	2022	2021	2022	2021
Noncurrent assets (1)	$32,848	$17,002	$42,934	$26,966
Accrued benefit costs	(307)	(282)	(465)	(1,124)
Accrued benefit liability (2)	(80,772)	(94,010)	—	—
Regulatory assets (3)	—	16,779	171	829
Regulatory liabilities (3)	(16,000)	—	(42,678)	(27,294)
Net amount recognized	$(64,231)	$(60,511)	$(38)	$(623)
_______________________________________________________________________________
1.Noncurrent assets represent the overfunded status of the employee pension plan and PBOP plan in 2022 and 2021. The amounts are recorded as part "Other" noncurrent assets on the Consolidated Balance Sheets.
2.Accrued benefit liability represents the underfunded status of the SERP plan in 2022 and 2021. The amounts are recorded as part of "Pension" in the Consolidated Balance Sheets.
3.Changes in the funded status of the plans that would be recorded in accumulated other comprehensive income for an unregulated entity are recorded as a regulatory assets and liabilities as the Company believes it is probable that an amount equal to the regulatory asset or liability will be collected or refunded through the setting of future rates.
Valuation Assumptions
Below are the actuarial assumptions used in determining the benefit obligation for the benefit plans:

	Pension Benefits		Other Benefits
	2022	2021	2022	2021
Weighted average assumptions as of December 31:
Discount rate - employee pension plan	5.27%	3.28%		—
Discount rate - SERP	5.24%	3.18%		—
Discount rate - other benefits	—	—	5.27%	3.27%
Long-term rate of return on plan assets	7.50%	6.34%	7.36%	5.88%
Rate of compensation increases - employee pension plan	4.28%	4.25%		—
Rate of compensation increases - SERP	5.00%	5.00%		—
Cost of living adjustment	2.25%	2.20%		—
The long-term rate of return assumption is the expected rate of return on a balanced portfolio invested roughly 60% in equities and 40% in fixed income securities. Returns on equity investments were estimated based on estimates of dividend yield and real earnings added to a 2.25% long-term inflation rate. For the pension plans and other benefits, the assumed returns were 8.35% for domestic equities and 9.20% for foreign equities. Returns on fixed-income investments were projected based on investment maturities and credit spreads added to a 2.25% long-term inflation rate. For the pension and other benefit plans, the assumed returns were 5.18% and 4.95%, respectively, for fixed income investments. The Company is using a long-term rate of return of 7.50% for the pension plan and 7.36% for the other benefit plan.

CALIFORNIA WATER SERVICE GROUP
Notes to Consolidated Financial Statements (Continued)
December 31, 2022, 2021, and 2020
Dollar amounts in thousands unless otherwise stated
11 EMPLOYEE BENEFIT PLANS (Continued)
Components of Net Periodic Benefit Cost
Net periodic benefit costs for the pension and other postretirement plans for the years ended December 31, 2022 and 2021, included the following components:

	Pension Plan			Other Benefits
	2022	2021	2020	2022	2021	2020
Service cost	$34,847	$35,055	$36,002	$6,830	$6,072	$7,945
Interest cost	25,596	21,667	25,741	4,009	3,217	4,305
Expected return on plan assets	(45,228)	(39,472)	(33,086)	(9,927)	(8,769)	(7,236)
Net amortization and deferral	5,781	10,003	17,027	(824)	(293)	197
Net periodic benefit cost	$20,996	$27,253	$45,684	$88	$227	$5,211
Service cost portion of the pension plan and other postretirement benefits is recognized in administrative and general within the Consolidated Statements of Operations. Other components of net periodic benefit costs include interest costs, expected return on plan assets, amortization of prior service costs, and recognized net actuarial loss and are reported together as other components of net periodic benefit cost within the Consolidated Statements of Operations.
Below are the actuarial assumptions used in determining the net periodic benefit costs for the benefit plans, which uses the end of the prior year as the measurement date:

	Pension Benefits		Other Benefits
	2022	2021	2022	2021
Weighted average assumptions as of December 31:
Discount rate - employee pension plan	3.28%	3.08%	—	—
Discount rate - SERP	3.18%	2.97%	—	—
Discount rate - other benefits	—	—	3.27%	3.03%
Long-term rate of return on plan assets	6.34%	6.50%	5.88%	6.00%
Rate of compensation increases - employee pension plan	4.25%	4.00%	—	—
Rate of compensation increases - SERP	5.00%	5.00%	—	—
Cost of living adjustment	2.20%	2.10%	—	—
The health care cost trend rate assumption has a significant effect on the amounts reported. For 2022 measurement purposes, the Company assumed a 5.3% annual rate of increase in the per capita cost of covered benefits with the rate decreasing to 5.2% by 2023, then gradually grading down to 3.9% by 2060.
The Company intends to make annual contributions that meet the funding requirements of ERISA. The Company estimates in 2023 that the annual contribution to the pension plans will be $2.9 million and the annual contribution to the other postretirement plan will be $0.2 million.

CALIFORNIA WATER SERVICE GROUP
Notes to Consolidated Financial Statements (Continued)
December 31, 2022, 2021, and 2020
Dollar amounts in thousands unless otherwise stated

12 STOCK-BASED COMPENSATION PLANS
The Company's equity incentive plan was approved and amended by stockholders on April 27, 2005 and May 20, 2014. The Company is authorized to issue awards up to 2,000,000 shares of common stock.
During 2022, the Company granted RSAs of common stock to Officers and to the Board of Directors. An RSA share represents the right to receive a share of the Company's common stock and is valued based on the fair market value of the Company's common stock at the date of grant. RSAs granted to Officers vest over 36 months with the first year cliff vesting. In general, RSAs granted to Board of Directors vest at the end of 12 months. The RSAs are recognized as expense evenly over 36 months for the shares granted to Officers and 12 months for the shares granted to Board of Directors. As of December 31, 2022, there was approximately $1.7 million of total unrecognized compensation cost related to RSAs. The cost is expected to be recognized over a weighted average period of 1.6 years.
A summary of the status of the outstanding RSAs as of December 31, 2022 is presented below:

	Number of RSA Shares	Weighted-Average Grant-Date Fair Value
RSAs at January 1, 2022	62,691	$53.49
Granted	42,057	$56.42
Vested	(51,032)	$53.49
Forfeited	(1,650)	56.42
RSAs at December 31, 2022	52,066	$55.77
During 2022, the Company granted performance-based RSUs of common stock to Officers. Each award reflects a target number shares of common stock that may be issued to the award recipient. The 2022 awards may be earned upon the completion of a 3-year performance period. Whether RSUs are earned at the end of the performance period will be determined based on the achievement of certain performance objectives set by the Board of Directors Compensation Committee in connection with the issuance of the RSUs. The performance objectives are based on the Company's business plan covering the performance period. The performance objectives include achieving the budgeted return on equity, budgeted investment in utility plant, customer service standards, employee safety standards and water quality standards. Depending on the results achieved during the 3-year performance period, the actual number of shares that a grant recipient receives at the end of the performance period may range from 0% to 200% of the target shares granted, provided that the grantee is continuously employed by the Company through the vesting date. If prior to the vesting date employment is terminated by reason of death, disability or normal retirement, then a pro rata portion of this award will vest. The RSUs are recognized as expense ratably over the 3-year performance period using a fair market value of the Company's common share at the date of grant and an estimated number of RSUs earned during the performance period. As of December 31, 2022, there was approximately $2.1 million of total unrecognized compensation cost related to RSUs. The cost is expected to be recognized over a weighted average period of 1.2 years.
A summary of the status of the outstanding RSUs as of December 31, 2022 is presented below:

	Number of RSU Shares	Weighted-Average Grant-Date Fair Value
RSUs at January 1, 2022	90,942	$52.71
Granted	35,911	$56.42
Performance criteria adjustment	12,173	$58.63
Vested	(32,913)	$58.63
Forfeited	(13,488)	$53.18
RSUs at December 31, 2022	92,625	$54.06
The Company has recorded compensation costs for the RSAs and RSUs which are included in administrative and general operating expenses in the amount of $4.9 million for 2022 and $6.6 million for 2021.

CALIFORNIA WATER SERVICE GROUP
Notes to Consolidated Financial Statements (Continued)
December 31, 2022, 2021, and 2020
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

	December 31, 2022
		Fair Value
	Cost	Level 1	Level 2	Level 3	Total
Long-term debt, including current maturities, net	$1,055,797	$—	$977,227	$—	$977,227

	December 31, 2021
		Fair Value
	Cost	Level 1	Level 2	Level 3	Total
Long-term debt, including current maturities, net	$1,060,986	$—	$1,338,831	$—	$1,338,831

CALIFORNIA WATER SERVICE GROUP
Notes to Consolidated Financial Statements (Continued)
December 31, 2022, 2021 and 2020
Dollar amounts in thousands unless otherwise stated

14 COMMITMENTS AND CONTINGENCIES
Commitments
Water Supply Contracts
The Company has long-term commitments to purchase water from water wholesalers. The commitments are noted in the table below.

Water Supply Contracts*
2023	$57,705
2024	35,450
2025	35,450
2026	35,454
2027	35,454
Thereafter	482,686
_______________________________________________________________________________
*    Estimated annual contractual obligations are based on the same payment levels as 2022. Includes $22.2 million of commitments to Guadalupe Blanco River Authority (GBRA) in 2023 (details below).
The Company has a long-term contract with the Santa Clara Valley Water District that requires the Company to purchase minimum annual water quantities. Purchases are priced at the districts then-current wholesale water rate. The Company operates to purchase sufficient water to equal or exceed the minimum quantities under the contract. The total paid to Santa Clara Valley Water District was $11.3 million in 2022, $11.9 million in 2021, and $15.2 million in 2020.
The Company also has a water supply contract with Stockton East Water District (SEWD) that requires a fixed monthly payment. Each year, the fixed monthly payment is adjusted for changes to SEWD's costs. The total paid under the contract was $15.3 million in 2022, $12.9 million in 2021, and $14.3 million in 2020.
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
December 31, 2022, 2021 and 2020
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
The Company pays a capital facilities charge and charges related to treated water that together total $10.5 million annually, which equates to $510.67 dollars per acre foot. Total treated water charge for 2022 was $3.8 million. As treated water is being delivered, the Company will also be obligated for the Company's portion of the operating costs; that portion is currently estimated to be $72.58 dollars per acre foot. The actual amount will vary due to variations from estimates, inflation, and other changes in the cost structure. Our overall estimated cost of $510.67 dollars per acre foot is less than the estimated cost of procuring untreated water (assuming water rights could be obtained) and then providing treatment.
On August 16, 2022, BVRT Utility Holding Company (BVRT), a majority owned subsidiary of Texas Water, entered into a long-term water supply agreement with the Guadalupe Blanco River Authority (GBRA) through its wholly owned subsidiary, Camino Real Utility (Camino Real). The Company has provided a limited guarantee to GBRA for the agreed upon obligations. GBRA is a water conservation and reclamation district established by the Texas Legislature that oversees water resources for 10 counties. Under the terms of the agreement with GBRA, Camino Real is contracted to receive up to 2,419 acre-feet of potable water annually. The GBRA agreement involves four off-takers, including Camino Real, and GBRA plans to extend a potable water pipeline from the City of Lockhart to the City of Mustang Ridge and surrounding areas. Camino Real is contracted to be the utility service provider in this area of the Austin metropolitan region and to provide potable water, recycled water, and wastewater services to portions of the City of Mustang Ridge and surrounding areas. In 2022, Camino Real committed $21.5 million for its share of the cost of the pipeline project. As of December 31, 2022, this committed cash has not been transferred to GBRA and is classified as part of restricted cash on the Consolidated Balance Sheets. The Company currently expects this committed cash to be transferred to GBRA in the first half of 2023. In January of 2023, Camino Real committed an additional $11.1 million for its share of the cost of the pipeline project.
Leases
The Company has operating and finance leases for water systems, offices, land easements, licenses, equipment, and other facilities. The leases generally have remaining lease terms of 1 year to 50 years, some of which include options to extend the lease for up to 25 years. The exercise of lease renewal options is at the Company’s sole discretion. Most of the Company’s lease agreements contain mutual termination options that require prior written notice by either lessee or lessor. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants. Certain leases include options to purchase the leased property. The depreciable life of the assets and leasehold improvements are limited by the expected lease term, unless there is a transfer of title or purchase option that is reasonably certain of exercise. Leases with an initial term of 12 months or less are not recorded on the consolidated balance sheet as the Company applied the short-term lease exception allowed by the Financial Accounting Standards Board guidance. Lease expense for these leases is recognized on a straight-line basis over the lease term. A subset of the Company’s leases contains variable lease payments that depend on changes in the CPI.
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

CALIFORNIA WATER SERVICE GROUP
Notes to Consolidated Financial Statements (Continued)
December 31, 2022, 2021 and 2020
Dollar amounts in thousands unless otherwise stated
14 COMMITMENTS AND CONTINGENCIES (Continued)
Supplemental balance sheet information related to leases was as follows:

	As of December 31, 2022	As of December 31, 2021
Operating leases
Other assets: Other	$14,762	$15,318

Other accrued liabilities	$1,065	$1,802
Other long-term liabilities	13,838	13,601
Total operating lease liabilities	$14,903	$15,403

Finance leases
Depreciable plant and equipment	$19,820	$19,494
Accumulated depreciation and amortization	(14,017)	(12,411)
Net utility plant	$5,803	$7,083

Current maturities of long-term debt, net	$2,555	$809
Long-term debt, net	2,675	4,918
Total finance lease liabilities	$5,230	$5,727

Weighted average remaining lease term
Operating leases	119 months	129 months
Finance leases	32 months	46 months

Weighted average discount rate
Operating leases	3.5%	3.4%
Finance leases	4.4%	4.6%

CALIFORNIA WATER SERVICE GROUP
Notes to Consolidated Financial Statements (Continued)
December 31, 2022, 2021 and 2020
Dollar amounts in thousands unless otherwise stated
14 COMMITMENTS AND CONTINGENCIES (Continued)
The components of lease expense were as follows:

	2022	2021

Operating lease cost	$2,514	$2,464

Finance lease cost:
Amortization of right-of-use assets	$1,606	$1,598
Interest on lease liabilities	246	282
Total finance lease cost	$1,852	$1,880

Short-term lease cost	$2,101	$2,079
Variable lease cost	519	415
Total lease cost	$6,986	$6,838
Supplemental cash flow information related to leases was as follows:

	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,498	$2,445
Operating cash flows from finance leases	$246	$282
Financing cash flows from finance leases	$824	$766
Non-cash activities: right-of-use assets obtained in exchange for lease obligations:
Operating leases	$1,634	$1,707
Finance leases	$326	$1,286
Maturities of lease liabilities as of December 31, 2022 are as follows:

Year Ending December 31,	Operating Leases	Finance Leases
2023	$2,433	$2,747
2024	2,089	968
2025	1,798	1,212
2026	1,638	705
2027	1,472	—
Thereafter	8,180	—
Total lease payments	17,610	5,632
Less imputed interest	(2,707)	(402)
Total	$14,903	$5,230

CALIFORNIA WATER SERVICE GROUP
Notes to Consolidated Financial Statements (Continued)
December 31, 2022, 2021 and 2020
Dollar amounts in thousands unless otherwise stated
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
As previously reported, Cal Water has filed with the City of Bakersfield, in the Superior Court of California, a lawsuit that names potentially PRPs, who manufactured and distributed products containing TCP in California. TCP has been detected in the ground water. The lawsuit seeks to recover treatment costs necessary to remove TCP. On December 20, 2017, Cal Water entered into an $85.0 million settlement agreement and release of claims with the PRPs, in California Water Service Company and City of Bakersfield v. The Dow Chemical Company, et al., Civil Case No. CIV-470999 (TCP Action). The TCP Action sought damages and other relief related to the PRPs’ alleged contamination of drinking water supply and water wells with the chemical TCP. The proceeds from the settlement, after payment of the legal fees, was $56.0 million and was used to reimburse a portion of the capital costs associated with Cal Water’s remediation efforts related to such alleged TCP contamination. As of December 31, 2021, Cal Water used all of the proceeds on remediation efforts related to the alleged TCP contamination. Under the terms of the Agreement, the PRPs are released from all claims regarding 47 of the 57 total claimed wells, and Cal Water agreed to file a dismissal with prejudice of the TCP Action. The PRPs are also released from future claims regarding TCP contamination of any other wells, unless and until Cal Water has installed granular activated carbon filtration systems or other then-approved Sate treatment technology for TCP on, or replaced, 36 wells due to TCP contamination.
Other Legal Matters
From time to time, the Company is involved in various disputes and litigation matters that arise in the ordinary course of business. The status of each significant matter is reviewed and assessed for potential financial exposure. If the potential loss from any claim or legal proceeding is considered probable and the amount of the range of loss can be estimated, a liability is accrued for the estimated loss in accordance with the accounting standards for contingencies. Legal proceedings are subject to uncertainties, and the outcomes are difficult to predict. Because of such uncertainties, accruals are based on the best information available at the time. While the outcome of these disputes and litigation matters cannot be predicted with any certainty, management does not believe when taking into account existing reserves the ultimate resolution of these matters will materially affect the Company's financial position, results of operations, or cash flows. The Company has recognized a liability of $5.3 million for all known legal matters as of December 31, 2022 primarily due to potable water main leaks and other work related legal matters. The cost of litigation is expensed as incurred and any settlement is first offset against such costs. Any settlement in excess of the cost to litigate is accounted for on a case by case basis, dependent on the nature of the settlement.
15 ACQUISITIONS
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

CALIFORNIA WATER SERVICE GROUP
Notes to Consolidated Financial Statements (Continued)
December 31, 2022, 2021 and 2020
Dollar amounts in thousands unless otherwise stated
15 ACQUISITIONS (Continued)
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
16 IMMATERIAL RESTATEMENT OF PRIOR PERIOD FINANCIAL STATEMENTS
Subsequent to the issuance of the Company's Consolidated Financial Statements for the year ended December 31, 2021, during the fourth quarter of 2022, the Company identified an immaterial error for a regulatory liability and corresponding decreases to operating revenue and deferred income taxes that were not recorded in 2019 associated with customer refunds. The error does not impact customer billings or cash refunded to customers.
The Company corrected the error in the accompanying Consolidated Financial Statements through a restatement of the opening retained earnings balance for the year ended December 31, 2020. The Company believes the correction of the error is immaterial to the previously issued Consolidated Financial Statements for prior periods.
The corrections to the Company's Consolidated Balance Sheet as of December 31, 2021 were as follows:
Consolidated Balance Sheet

	December 31, 2021
	As Previously Reported	Corrections	As Corrected
	(In thousands)
CAPITALIZATION AND LIABILITIES
Capitalization:
Retained earnings	$525,936	$(11,063)	$514,873
Total equity	$1,182,980	$(11,063)	$1,171,917
Total capitalization	$2,238,774	$(11,063)	$2,227,711
Current liabilities:
Regulatory balancing accounts	$17,547	$15,361	$32,908
Total current liabilities	$256,576	$15,361	$271,937
Deferred income taxes	$298,945	$(4,298)	$294,647
The Company also corrected corresponding December 31, 2021 amounts included in Note 4 and Note 10.

CALIFORNIA WATER SERVICE GROUP
Notes to Consolidated Financial Statements (Continued)
December 31, 2022, 2021 and 2020
Dollar amounts in thousands unless otherwise stated
16 IMMATERIAL RESTATEMENT OF PRIOR PERIOD FINANCIAL STATEMENTS (Continued)
The corrections to the Company's Consolidated Statements of Equity for the years ended December 31, 2021 and 2020 were as follows:

	As of December 31, 2021
	As Previously Reported	Corrections	As Corrected
	(In thousands)
Retained earnings	$525,936	$(11,063)	$514,873
Total equity	$1,182,980	$(11,063)	$1,171,917

	As of December 31, 2020
	As Previously Reported	Corrections	As Corrected
	(In thousands)
Retained earnings	$472,209	$(11,063)	$461,146
Total equity	$921,344	$(11,063)	$910,281

	As of December 31, 2019
	As Previously Reported	Corrections	As Corrected
	(In thousands)
Retained earnings	$417,146	$(11,063)	$406,083
Total equity	$779,906	$(11,063)	$768,843
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
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2022. Based on that evaluation, we concluded that our disclosure controls and procedures were not effective due to a material weakness in internal control over financial reporting described below.
Notwithstanding the material weakness described below, based on the additional analysis and other post-closing procedures performed, management believes the audited Consolidated Financial Statements and other financial information included in this Annual Report on Form 10-K, are fairly presented, in all material respects, in conformity with accounting principles generally accepted in the United States of America.
Management's Annual Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended). Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in "Internal Control—Integrated Framework (2013)". As a result of the material weakness in internal control over financial reporting described below, management has concluded that, our internal control over financial reporting was not effective as of December 31, 2022. Our independent registered public accounting firm, Deloitte & Touche LLP, has audited the effectiveness of our internal control over financial reporting as of December 31, 2022, as stated in their report, which is included in Item 8 and incorporated herein.
A material weakness, as defined in Exchange Act Rule 12b-2, is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.
Identification of the Material Weakness in Internal Controls over Financial Reporting: The Company did not design and maintain effective internal controls over the completeness of its accounting for regulatory assets and liabilities, specifically controls over the identification of regulatory filings by the Company during the period that are then reviewed to determine their potential accounting impact. A regulatory liability and corresponding decreases to operating revenue and deferred income taxes that had not been previously recorded for customer refunds in 2019 was identified during the fourth quarter of 2022 and has subsequently been corrected. Refer to Note 16 to the audited Consolidated Financial Statements for further information.
Changes in Internal Control over Financial Reporting
Other than the material weakness noted above, there were no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended December 31, 2022, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Plan for Remediation of the Material Weakness in Internal Control over Financial Reporting
Company management, with the oversight of the Audit Committee of the Board of Directors, is actively engaged in the planning for and implementation of remediation efforts to address the material weakness. Management plans to implement the following change in order to remediate the material weakness:
•Management will implement the following control. Monthly, members of the rates and accounting departments will meet to evaluate the nature of all regulatory activity (examples include advice letter filings, GRC applications, testimony, and settlements) that has occurred during the month and expected to occur in the subsequent months. Accounting will determine the required accounting for the discussed activity and a memo will be written and reviewed to conclude on any accounting.
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
Management will implement the remediation plan during the first quarter of 2023.
Item 9B.    Other Information.
None.
Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.
PART III
Item 10.    Directors and Executive Officers and Corporate Governance.
The information required by this Item as to directors of the Company and the Company's Audit Committee is contained in the sections captioned "Board Structure," "Proposal No. 1—Election of Directors" and, as applicable, "Delinquent Section 16(a) Reports" of the definitive Proxy Statement for our Annual Meeting of Stockholders to be held on or about May 31, 2023 (the "2023 Proxy Statement"), and is incorporated herein by reference.
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
Item 11.    Executive Compensation.
The information required by this Item is contained under the captions "Compensation Discussion and Analysis," "Report of the Organization and Compensation Committee of the Board of Directors on Executive Compensation," and "Organization and Compensation Committee Interlocks and Insider Participation" of the 2023 Proxy Statement and is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this Item regarding security ownership of certain beneficial owners and management is contained in the section captioned "Stock Ownership of Management and Certain Beneficial Owners" of the 2023 Proxy Statement and is incorporated herein by reference.
The following table represents securities authorized to be issued under our equity compensation plan:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Rights (a)	Weighted-Average Exercise Price of Outstanding Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plan (Excluding Securities Reflected in Column) (a)
Equity compensation plans approved by security holders	92,625	$54.06	1,801,070
Equity compensation plans not approved by security holders	—	—	—
Total	92,625	$54.06	1,801,070
Item 13.    Certain Relationships and Related Transactions and Director Independence.
The information required by this Item is contained in the sections captioned "Certain Related Persons Transactions" and "Board Structure" of the 2023 Proxy Statement and is incorporated herein by reference.
Item 14.    Principal Accountant Fees and Services.
Information about aggregate fees billed to us by our principal accountant, Deloitte & Touche LLP (PCAOB ID No. 34) will be presented in the sections captioned "Report of the Audit Committee" and "Relationship with the Independent Registered Public Accounting Firm" of the 2023 Proxy Statement and is incorporated herein by reference.
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

3.1	Certificate of Incorporation of California Water Service Group (Exhibit 3.1 to the Quarterly Report on Form 10-Q filed August 9, 2006)
3.2	Certificate of Amendment to Certificate of Incorporation of California Water Service Group (Exhibit 3.1 to the Current Report on Form 8-K filed June 10, 2011)
3.3	Certificate of Amendment to Amended Certificate of Incorporation of California Water Service Group (Exhibit 3.3 to the Quarterly Report on Form 10-Q filed July 28, 2022)

Exhibit Number
3.4	Amended and Restated Bylaws of California Water Service Group, as amended on February 22, 2023 (Exhibit 3.1 to the Current Report on Form 8-K filed February 24, 2023)
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

4.10
Fifty-Seventh Supplemental Indenture dated as of April 17, 2009, between California Water Service Company and U.S. Bank National Association, as Trustee, covering 6.02% First Mortgage Bonds due 2031, Series OOO. (Exhibit 4.19 to Current Report on Form 8-K filed April 21, 2009)

4.11
Fifty-Eighth Supplemental Indenture dated as of November 22, 2010, between California Water Service Company and U.S. Bank National Association, as Trustee, covering 5.50% First Mortgage Bonds due 2040, Series PPP. (Exhibit 4.1 to Current Report on form 8-K filed November 22, 2010).

4.12
Sixty-Second Supplemental Indenture dated as of June 11, 2019, between California Water Service Company and U.S. Bank National Association, as Trustee, covering 3.40% First Mortgage Bonds due 2029, Series VVV, 4.07% First Mortgage Bonds due 2049, Series WWW, and 4.17% First Mortgage Bonds due 2059, Series YYY (Exhibit 10.1 to the Current Report on Form 8-K filed June 18, 2019)

4.13
Sixty-Third Supplemental Indenture dated as of May 11, 2021, between California Water Service Company and U.S. Bank National Association, as Trustee, covering 2.87% First Mortgage Bonds due 2051, Series ZZZ and 3.02% First Mortgage Bonds due 2061, Series 1 (Exhibit 10.1 to the Current Report on Form 8-K filed May 11, 2021)

4.14	The Company agrees to furnish upon request to the Securities and Exchange Commission a copy of each instrument defining the rights of holders of long-term debt of the Company.
4.15	Description of securities
10.1	Water Supply Contract between Cal Water and County of Butte relating to Cal Water's Oroville District; Water Supply Contract between Cal Water and the Kern County Water Agency relating to Cal Water's Bakersfield District; Water Supply Contract between Cal Water and Stockton East Water District relating to Cal Water's Stockton District. (Exhibits 5(g), 5(h), 5(i), 5(j), Registration Statement No. 2-53678, which exhibits are incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 1974)
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

Exhibit Number
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

21.0	Subsidiaries of the Registrant
22.1	List of Subsidiary Issuers and Guarantors
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Chief Executive Officer certification of financial statements pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Chief Financial Officer certification of financial statements pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.0	Chief Executive Officer and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following materials from this Annual Report on Form 10-K formatted in iXBRL (Inline extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Common Stockholders' Equity and (v) the Notes to the Consolidated Financial Statements.
104	The cover page from this Annual Report on Form 10-K, formatted in i XBRL (included as exhibit 101).
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

CALIFORNIA WATER SERVICE GROUP
	By	/s/ MARTIN A. KROPELNICKI
Date: March 1, 2023		MARTIN A. KROPELNICKI, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated. The members of the Board of Directors who have signed below constitute a majority of the Board of Directors.

/s/ PETER C. NELSON	Chairman, Board of Directors	Date: March 1, 2023
PETER C. NELSON

/s/ GREGORY E. ALIFF	Member, Board of Directors	Date: March 1, 2023
GREGORY E. ALIFF

/s/ SHELLY M. ESQUE	Member, Board of Directors	Date: March 1, 2023
SHELLY M. ESQUE

/s/ THOMAS M. KRUMMEL	Member, Board of Directors	Date: March 1, 2023
THOMAS M. KRUMMEL, M.D.

/s/ YVONNE A. MALDONADO	Member, Board of Directors	Date: March 1, 2023
YVONNE A. MALDONADO

/s/ SCOTT L. MORRIS	Member, Board of Directors	Date: March 1, 2023
SCOTT L. MORRIS

/s/ CAROL M. POTTENGER	Member, Board of Directors	Date: March 1, 2023
CAROL M. POTTENGER

/s/ LESTER A. SNOW	Member, Board of Directors	Date: March 1, 2023
LESTER A. SNOW

/s/ PATRICIA K. WAGNER	Member, Board of Directors	Date: March 1, 2023
PATRICIA K. WAGNER

/s/ MARTIN A. KROPELNICKI	President and Chief Executive Officer; Principal Executive Officer; Member, Board of Directors	Date: March 1, 2023
MARTIN A. KROPELNICKI

/s/ THOMAS F. SMEGAL III	Vice President, Chief Financial Officer and Treasurer; Principal Financial Officer	Date: March 1, 2023
THOMAS F. SMEGAL III

/s/ THOMAS A. SCANLON	Corporate Controller, Principal Accounting Officer	Date: March 1, 2023
THOMAS A. SCANLON