Form 10-Q
period 2023-03-31
CALIFORNIA WATER SERVICE GROUP
filed 2023-04-28
CIK 1035201

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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

As of March 31, 2023 — there were approximately 55,991,000 shares of common stock outstanding.

PART I FINANCIAL INFORMATION
Item 1.
FINANCIAL STATEMENTS
The condensed consolidated financial statements presented in this filing on Form 10-Q have been prepared by management and are unaudited.
CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited (In thousands, except per share data)

	March 31, 2023	December 31, 2022
ASSETS
Utility plant:
Utility plant	$4,612,350	$4,536,272
Less accumulated depreciation and amortization	(1,508,913)	(1,477,402)
Net utility plant	3,103,437	3,058,870
Current assets:
Cash and cash equivalents	52,286	62,100
Restricted cash	34,153	22,925
Receivables:
Customers, net	46,539	55,079
Regulatory balancing accounts	50,335	66,826
Other, net	20,576	20,932
Unbilled revenue, net	29,546	33,140
Materials and supplies	13,287	12,564
Taxes, prepaid expenses, and other assets	22,561	21,969
Total current assets	269,283	295,535
Other assets:
Regulatory assets	293,263	283,620
Goodwill	36,814	36,814
Other assets	184,065	175,913
Total other assets	514,142	496,347
TOTAL ASSETS	$3,886,862	$3,850,752
CAPITALIZATION AND LIABILITIES
Capitalization:
Common stock, $0.01 par value; 136,000 shares authorized, 55,991 and 55,598 outstanding in 2023 and 2022, respectively	$560	$556
Additional paid-in capital	777,605	760,336
Retained earnings	520,031	556,698
Noncontrolling interests	4,792	4,804
Total equity	1,302,988	1,322,394
Long-term debt, net	1,052,337	1,052,487
Total capitalization	2,355,325	2,374,881
Current liabilities:
Current maturities of long-term debt, net	3,300	3,310
Short-term borrowings	130,000	70,000
Accounts payable	120,198	140,986
Regulatory balancing accounts	17,272	12,240
Accrued interest	16,790	6,490
Accrued expenses and other liabilities	62,744	61,624
Total current liabilities	350,304	294,650
Deferred income taxes	326,401	330,251
Pension	79,245	78,443
Regulatory liabilities and other	288,511	287,294
Advances for construction	199,305	199,832
Contributions in aid of construction	287,771	285,401
Commitments and contingencies (Note 10)
TOTAL CAPITALIZATION AND LIABILITIES	$3,886,862	$3,850,752
See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited (In thousands, except per share data)

For the three months ended	March 31, 2023	March 31, 2022
Operating revenue	$131,100	$172,993
Operating expenses:
Operations:
Water production costs	55,008	61,538
Administrative and general	35,986	33,411
Other operations	16,604	25,852
Maintenance	7,978	7,341
Depreciation and amortization	29,915	28,770
Income tax benefit	(5,644)	(1,417)
Property and other taxes	8,777	8,360
Total operating expenses	148,624	163,855
Net operating (loss) income	(17,524)	9,138
Other income and expenses:
Non-regulated revenue	4,623	5,197
Non-regulated expenses	(2,275)	(6,986)
Other components of net periodic benefit credit	5,221	4,014
Allowance for equity funds used during construction	1,404	975
Income tax expense on other income and expenses	(1,794)	(512)
Net other income	7,179	2,688
Interest expense:
Interest expense	12,818	11,495
Allowance for borrowed funds used during construction	(829)	(563)
Net interest expense	11,989	10,932
Net (loss) income	(22,334)	894
Net loss attributable to noncontrolling interests	(123)	(192)
Net (loss) income attributable to California Water Service Group	$(22,211)	$1,086
(Loss) earnings per share of common stock:
Basic	$(0.40)	$0.02
Diluted	$(0.40)	$0.02
Weighted average shares outstanding:
Basic	55,666	53,731
Diluted	55,666	53,775
 See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited (In thousands)

For the three months ended	March 31, 2023	March 31, 2022
Operating activities:
Net (loss) income	$(22,334)	$894
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	30,433	29,482
Change in value of life insurance contracts	(1,641)	2,918
Allowance for equity funds used during construction	(1,404)	(975)
Changes in operating assets and liabilities:
Receivables and unbilled revenue	17,089	(10,079)
Water Arrearages Payment Program	—	20,836
Accounts payable	(11,230)	(11,617)
Other current assets	(1,342)	(75)
Other current liabilities	10,024	12,656
Other changes in noncurrent assets and liabilities	1,375	10,153
Net cash provided by operating activities	20,970	54,193
Investing activities:
Utility plant expenditures	(81,980)	(68,496)
Life insurance proceeds	—	1,727
Purchase of life insurance contracts	—	(1,727)
Asset acquisition	(102)	(180)
Net cash used in investing activities	(82,082)	(68,676)
Financing activities:
Short-term borrowings, net of issuance costs of $1,552 for 2023 and $0 for 2022	93,448	30,000
Repayment of short-term borrowings	(35,000)	(15,000)
Repayment of long-term debt	(214)	(198)
Advances and contributions in aid of construction	3,696	7,774
Refunds of advances for construction	(2,248)	(2,355)
Repurchase of common stock	(1,542)	(1,674)
Issuance of common stock, net	18,842	564
Dividends paid	(14,456)	(13,429)
Net cash provided by financing activities	62,526	5,682
Change in cash, cash equivalents, and restricted cash	1,414	(8,801)
Cash, cash equivalents, and restricted cash at beginning of period	85,025	80,653
Cash, cash equivalents, and restricted cash at end of period	$86,439	$71,852
Supplemental information:
Cash paid for interest (net of amounts capitalized)	$1,578	$187
Supplemental disclosure of non-cash activities:
Accrued payables for investments in utility plant	$42,038	$57,733
Utility plant contribution by developers	$7,032	$5,771

 See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

CALIFORNIA WATER SERVICE GROUP
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2023
Dollar amounts in thousands, unless otherwise stated
Note 1. Organization and Operations and Basis of Presentation

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

The Company operates in one reportable segment, providing water and water related utility services.

Basis of Presentation

The unaudited condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission (SEC) and therefore do not contain all of the information and footnotes required by GAAP and the SEC for annual financial statements. Interim financial information includes the Company's accounts and those of its wholly and non-wholly owned subsidiaries. The non-wholly owned subsidiary was consolidated using the voting interest model as the Company owns a majority of the voting interests in the non-wholly owned subsidiary. The interim unaudited condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2022 as filed with the SEC on March 1, 2023.

The preparation of the Company’s unaudited condensed consolidated interim financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the balance sheet dates and the reported amounts of revenues and expenses for the periods presented. These include, but are not limited to, estimates and assumptions used in determining the Company’s regulatory asset and liability balances based upon probability assessments of regulatory recovery, revenues earned but not yet billed, asset retirement obligations, allowance for credit losses, pension and other employee benefit plan liabilities, and income tax-related assets and liabilities. Actual results could materially differ from these estimates.

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
Noncontrolling Interests
Noncontrolling interests in the Company’s condensed consolidated financial statements represents a 6.2% interest not owned by Texas Water in a consolidated subsidiary. Texas Water obtained control over the subsidiary on May 1, 2021. Since the Company controls this subsidiary, its financial statements are consolidated with those of the Company, and the noncontrolling owner’s 6.2% share of the subsidiary’s net assets and results of operations is deducted and reported as noncontrolling interests on the condensed consolidated balance sheet and as net loss attributable to noncontrolling interests in the condensed consolidated statement of operations. The Company reports noncontrolling interests in consolidated entities as a component of equity separate from the Company’s equity. The Company’s net (loss) income attributable to California Water Service Group excludes a net loss attributable to the noncontrolling interests.

Note 2. Summary of Significant Accounting Policies
Operating revenue
The following table disaggregates the Company’s operating revenue by source for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31
	2023	2022
Revenue from contracts with customers	$145,225	$158,933
Regulatory balancing account revenue	(14,125)	14,060
Total operating revenue	$131,100	$172,993

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
The measurement of sales to customers is generally based on the reading of their meters, which occurs on a systematic basis throughout the month. At the end of each month, the Company estimates consumption since the date of the last meter reading and the corresponding unbilled revenue is recognized. The estimate is based upon the number of unbilled days that month and the average daily customer billing rate from the previous month (which fluctuates based upon customer usage).
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
In the following table, revenue from contracts with customers is disaggregated by class of customers for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31
	2023	2022
Residential	$84,035	$91,743
Business	31,974	32,163
Multiple residential	14,997	14,817
Industrial	5,634	5,773
Public authorities	6,425	6,985
Other (a)	2,160	7,452
Total revenue from contracts with customers	$145,225	$158,933

(a) Other includes accrued unbilled revenue.

Regulatory balancing account revenue
Regulatory balancing account revenue is revenue related to revenue mechanisms authorized in California by the California Public Utilities Commission (CPUC), which allow the Company to recognize revenue when it is objectively determinable, probable of recovery and expected to be collected within 24 months of the year-end in which the revenue is recognized, and are not considered contracts with customers. To the extent that revenue is estimated to be collectible beyond 24 months, recognition is deferred. Due to the delay in the resolution of the most recent General Rate Case (GRC) filing in California in July of 2021 by Cal Water (2021 GRC Filing), the Company did not benefit from any revenue mechanisms in the first quarter of 2023. For 2022, the Company's authorized revenue mechanisms included the Water Revenue Adjustment Mechanism (WRAM).
The WRAM decoupled revenue from the volume of the sales and allowed the Company to recognize the adopted level of volumetric revenues. The variance between adopted volumetric revenues and actual billed volumetric revenues for metered accounts was recorded as regulatory balancing account revenue. No WRAM was recorded in 2023 as the revenue mechanism concluded on December 31, 2022.
Regulatory balancing account revenue also includes revenue that is recognized for balancing accounts when it is probable that future recovery of previously incurred costs or future refunds that are to be credited to customers will occur through the ratemaking process. These mechanisms, such as the Modified Cost Balancing Account (MCBA), Conservation Expense Balancing Account (CEBA), Pension Cost Balancing Account (PCBA), and Health Cost Balancing Account (HCBA), generally provide for recovery of the adopted levels of expenses for purchased water, purchased power, pump taxes, water conservation program costs, pension, and health care. Variances between adopted and actual costs were recorded as regulatory balancing account revenue in 2022. In 2023, in connection with the CPUC's disallowance of the use of the WRAM, the variances for CEBA, HCBA, and PCBA are recorded against the originating expense. The MCBA was not recorded in 2023 as the mechanism concluded on December 31, 2022.
The CPUC issued a decision effective August 27, 2020 requiring that Class A companies submitting GRC filings after the effective date be (i) precluded from proposing the use of a full decoupling WRAM in their next GRCs and (ii) allowed the use of Monterey-Style Water Revenue Adjustment Mechanisms (MWRAM). In addition, the CPUC's decision allowed for Incremental Cost Balancing Accounts (ICBAs) to replace the MCBA. The MWRAM tracks the difference between the revenue received for actual metered sales through the tiered volumetric rate and the revenue that would have been received with the same actual metered sales if a uniform rate had been in effect. The ICBA tracks differences between the authorized per-unit prices of water production costs and actual per-unit prices of water production costs. Cal Water complied with this decision in its 2021 GRC Filing and expects the MWRAM to be implemented in 2023 and effective retroactive back to January 1, 2023. For the first quarter of 2023, the Company did not record a regulatory asset or regulatory liability for the MWRAM or ICBAs.
Non-regulated Revenue
The following table disaggregates the Company’s non-regulated revenue by source for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31
	2023	2022
Operating and maintenance revenue	$3,235	$3,405
Other non-regulated revenue	782	1,150
Non-regulated revenue from contracts with customers	4,017	4,555
Lease revenue	606	642
Total non-regulated revenue	$4,623	$5,197

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
The Company reviews its allowance for credit losses utilizing a quantitative assessment, which includes a trend analysis of customer billing and collection, aging by customer class, and unemployment rates. The Company also utilizes a qualitative assessment, which considers the future collectability on customer outstanding balances, management's estimate of the cash recovery, and a general assessment of the economic conditions of the locations the Company serves. Based on these assessments, the Company adjusted its allowance for credit losses accordingly.
The following table presents the activity in the allowance for credit losses for the 3-month period ended March 31, 2023 and 12-month period ended December 31, 2022:

Allowance for credit losses	March 31, 2023	December 31, 2022
Beginning balance	$5,629	$3,743
Provision for credit loss expense	939	5,887
Write-offs	(1,592)	(4,380)
Recoveries	141	379
Total ending allowance balance	$5,117	$5,629
Cash, Cash Equivalents, and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents, and restricted cash within the Condensed Consolidated Balance Sheets that sum to the total of the same such amounts shown on the Condensed Consolidated Statements of Cash Flows (see Note 10 for further details on restricted cash):

	March 31, 2023	December 31, 2022
Cash and cash equivalents	$52,286	$62,100
Restricted cash	34,153	22,925
Total cash, cash equivalents, and restricted cash shown in the statements of cash flows	$86,439	$85,025

Note 3. Stock-based Compensation
The Company's equity incentive plan was approved and amended by stockholders on April 27, 2005 and May 20, 2014, respectively. The Company is authorized to issue awards up to 2,000,000 shares of common stock.
During the first three months of 2023, the Company granted Restricted Stock Awards (RSAs) to Officers and members of the Board of Directors. An RSA share represents the right to receive a restricted share of the Company's common stock and is valued based on the fair market value of the Company's common stock at the date of grant. RSAs granted to Officers vest over 36 months with the first year cliff vesting. In general, RSAs granted to Board members vest at the end of 12 months. The RSAs are recognized as expense evenly over 36 months for the shares granted to Officers and 12 months for the shares granted to Board members. As of March 31, 2023, there was approximately $3.5 million of total unrecognized compensation cost related to RSAs. The cost is expected to be recognized over a weighted average period of 2.0 years.
A summary of the status of the outstanding RSAs as of March 31, 2023 is presented below:

	Number of RSA Shares	Weighted-Average Grant-Date Fair Value
RSAs at January 1, 2023	52,066	$55.77
Granted	42,301	55.46
Vested	(28,426)	56.02
Forfeited	—	—
RSAs at March 31, 2023	65,941	$55.47
During the first three months of 2023, the Company granted performance-based Restricted Stock Units (RSUs) to Officers. An RSU represents the right to receive a share of the Company's common stock. Each award reflects a target number shares of common stock that may be issued to the award recipient. The 2023 awards may be earned upon the completion of a 3-year performance period. Whether RSUs are earned at the end of the performance period will be determined based on the achievement of certain performance objectives set by the Organization and Compensation Committee of the Board of Directors in connection with the issuance of the RSUs. The performance objectives are based on the Company's business plan covering the performance period. The performance objectives include achieving the budgeted return on equity, growth in stockholders' equity, and environmental, social, and governance targets. Depending on the results achieved during the 3-year performance period, the actual number of shares that a grant recipient receives at the end of the performance period may range from 0% to 200% of the target shares granted, provided that the grantee is continuously employed by the Company through the vesting date. If prior to the vesting date employment is terminated by reason of death, disability or normal retirement, then a pro rata portion of this award will vest. The RSUs are recognized as expense ratably over the 3-year performance period using a fair market value of the Company's common share at the date of grant and an estimated number of RSUs that will vest during the performance period. As of March 31, 2023, there was approximately $3.9 million of total unrecognized compensation cost related to RSUs. The cost is expected to be recognized over a weighted average period of 2.1 years.
A summary of the status of the outstanding RSUs as of March 31, 2023 is presented below:

	Number of RSU Shares	Weighted-Average Grant-Date Fair Value
RSUs at January 1, 2023	92,625	$54.06
Granted	42,464	55.46
Performance criteria adjustment	14,822	56.84
Vested	(40,589)	56.84
Forfeited	(9,250)	53.66
RSUs at March 31, 2023	100,072	$55.38
The Company has recorded compensation costs for the RSAs and RSUs that are included in administrative and general operating expenses in the amount of $0.1 million and $0.5 million for the three months ended March 31, 2023 and 2022, respectively.

Note 4. Equity
On April 29, 2022, the Company entered into an equity distribution agreement to sell shares of its common stock having an aggregate gross sales price of up to $350.0 million from time to time depending on market conditions through an at-the-market equity program over the next three years. The Company intends to use the net proceeds from these sales, after deducting commissions on such sales and offering expenses, for general corporate purposes, which may include working capital, construction and acquisition expenditures, investments and repurchases, and redemptions of securities. The Company sold 326,042 shares of common stock through its at-the-market equity program and raised proceeds of $18.2 million, net of $0.2 million in commissions paid under the equity distribution agreement, during the three months ended March 31, 2023.
As approved by the Company's stockholders at the 2022 Annual Meeting, effective July 26, 2022, the aggregate number of shares of common stock which the Company shall have authority to issue was increased from 68.0 million shares to 136.0 million shares. All of said 136.0 million shares shall be of one and the same series, namely shares with par value of $0.01 per share.
The Company’s changes in total equity for the three months ended March 31, 2023 and 2022 were as follows:

	Three months ended March 31, 2023
	Common Stock		Additional Paid-in Capital	Retained Earnings	Noncontrolling Interests	Total Equity
	Shares	Amount
	(In thousands)
Balance at January 1, 2023	55,598	$556	$760,336	$556,698	$4,804	$1,322,394
Net loss	—	—	—	(22,211)	(123)	(22,334)
Issuance of common stock	420	4	17,380	—	—	17,384
Repurchase of common stock	(27)	—	—	—	—	—
Dividends paid on common stock ($0.2600 per share)	—	—	—	(14,456)	—	(14,456)
Investment in business with noncontrolling interest	—	—	(111)	—	111	—
Balance at March 31, 2023	55,991	560	777,605	520,031	4,792	1,302,988

	Three months ended March 31, 2022
	Common Stock		Additional Paid-in Capital	Retained Earnings	Noncontrolling Interests	Total Equity
	Shares	Amount
	(In thousands)
Balance at January 1, 2022	53,716	$537	$651,121	$514,873	$5,386	$1,171,917
Net income (loss)	—	—	—	1,086	(192)	894
Issuance of common stock	85	1	1,106	—	—	1,107
Repurchase of common stock	(28)	—	(1,674)	—	—	(1,674)
Dividends paid on common stock ($0.2500 per share)	—	—	—	(13,429)	—	(13,429)
Investment in business with noncontrolling interest	—	—	(54)	—	54	—
Balance at March 31, 2022	53,773	538	650,499	502,530	5,248	1,158,815

Note 5. (Loss) Earnings Per Share of Common Stock
The computations of basic and diluted (loss) earnings per share of common stock are noted in the table below. Basic (loss) earnings per share of common stock is computed by dividing the net (loss) income attributable to California Water Service Group by the weighted average number of common shares outstanding during the period. RSAs are included in the weighted average common shares outstanding because the shares have all the same voting and dividend rights as issued and unrestricted common stock. Certain outstanding equity instruments are not included in the diluted (loss) earnings per share calculation because their inclusion would have been anti-dilutive.

	Three Months Ended March 31
	2023	2022
	(In thousands, except per share data)
Net (loss) income	$(22,334)	$894
Net loss attributable to noncontrolling interests	$(123)	$(192)
Net loss attributable to California Water Service Group	$(22,211)	$1,086
Weighted average common shares outstanding, basic	55,666	53,731
Weighted average common shares outstanding, dilutive	55,666	53,775
(Loss) earnings per share of common stock - basic	$(0.40)	$0.02
(Loss) earnings per share of common stock - diluted	$(0.40)	$0.02

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

Cash contributions made by the Company to the pension plans were $2.9 million and $5.1 million for the three months ended March 31, 2023 and 2022, respectively. Cash contributions made by the Company to the other postretirement benefit plans were $0.2 million and $0.1 million for the three months ended March 31, 2023 and 2022, respectively. The total 2023 estimated cash contribution to the pension plans and other postretirement benefits plans are expected to be approximately $2.9 million and $0.2 million, respectively.
The following tables list components of net periodic benefit costs for the pension plans and other postretirement benefits. The data listed under “pension plan” includes the qualified pension plan and the non-qualified supplemental executive retirement plan. The data listed under “other benefits” is for all other postretirement benefits.

	Three Months Ended March 31
	Pension Plan		Other Benefits
	2023	2022	2023	2022
Service cost	$6,046	$9,235	$1,126	$1,683
Interest cost	8,746	6,329	1,297	1,008
Expected return on plan assets	(13,421)	(11,307)	(2,636)	(2,482)
Amortization of prior service cost	131	242	39	39
Recognized net actuarial (gain) loss	(637)	999	(581)	(228)
Net periodic benefit cost (benefit)	$865	$5,498	$(755)	$20

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

Note 7. Short-term and Long-term Borrowings
On March 31, 2023, the Company and Cal Water entered into syndicated credit agreements, which provide for unsecured revolving credit facilities of up to an initial aggregate amount of $600.0 million for a term of five years. The Company and subsidiaries that it designates may borrow up to $200.0 million under the Company’s revolving credit facility (the Company facility). Cal Water may borrow up to $400.0 million under its revolving credit facility (the Cal Water facility). Additionally, the credit facilities may be increased by up to an incremental $150.0 million under the Cal Water facility and $50.0 million under the Company facility, subject in each case to certain conditions. At the Company’s or Cal Water's option, as applicable, borrowings under the Company and Cal Water facilities, as applicable, will bear interest annually at a rate equal to (i) the base rate, plus an applicable margin of 0.00% to 0.250%, depending on the Company and its subsidiaries' consolidated total capitalization ratio, or (ii) Term SOFR, plus an applicable margin of 0.800% to 1.250%, depending on the Company and its subsidiaries' consolidated total capitalization ratio.
The Company and Cal Water facilities contain affirmative and negative covenants and events of default customary for credit facilities of this type including, among other things, limitations and prohibitions relating to additional indebtedness, liens, mergers, and asset sales. Also, the Company and Cal Water facilities contain financial covenants governing the Company and its subsidiaries' consolidated total capitalization ratio and interest coverage ratio. As of March 31, 2023, the Company and Cal Water are in compliance with all of the covenant requirements and are eligible to use the full amount of the undrawn portion of the Company and Cal Water facilities, as applicable.
The outstanding borrowings on the Company facility as of each of March 31, 2023 and December 31, 2022 were $35.0 million. Outstanding borrowings on the Cal Water facility as of March 31, 2023 and December 31, 2022 were $95.0 million and $35.0 million, respectively. The average borrowing rate for borrowings on the Company and Cal Water facilities during the three months ended March 31, 2023 was 5.49% compared to 0.98% for the same period last year.
Note 8. Income Taxes
The Company adjusts its effective tax rate each quarter to be consistent with the estimated annual effective tax rate. The Company also records the tax effect of unusual or infrequently occurring discrete items.
The provision for income taxes is shown in the tables below:

	Three Months Ended March 31
	2023	2022
Income tax benefit	$(3,850)	$(905)

Income tax benefit increased $3.0 million to $3.9 million in the first quarter of 2023 as compared to $0.9 million income tax benefit in the first quarter of 2022, primarily due to an increase in the pre-tax loss in the first quarter of 2023 as compared to the first quarter of 2022.
The Company’s effective tax rate was 14.6% before discrete items as of March 31, 2023 and 12.0% as of March 31, 2022. The increase in the effective tax rate was primarily due to a decrease in the refunds of excess deferred federal income taxes.
The Company had unrecognized tax benefits of approximately $14.0 million and $16.2 million as of March 31, 2023 and 2022, respectively. Included in the balance of unrecognized tax benefits as of March 31, 2023 and 2022, is $4.5 million and $4.1 million, respectively, of tax benefits that, if recognized, would result in an adjustment to the Company’s effective tax rate. The Company does not expect its unrecognized tax benefits to change significantly within the next 12 months.

Note 9. Regulatory Assets and Liabilities
Regulatory assets and liabilities were comprised of the following as of March 31, 2023 and December 31, 2022:

	Recovery Period	March 31, 2023	December 31, 2022
Regulatory Assets
Retiree group health	Indefinitely	$—	$171
Property-related temporary differences (tax benefits flowed through to customers)	Indefinitely	143,546	143,546
Other accrued benefits	Indefinitely	25,974	24,946
Net WRAM and MCBA long-term accounts receivable	Various	49,243	41,558
Asset retirement obligations, net	Indefinitely	25,335	24,548
Interim rates memorandum account (IRMA) long-term accounts receivable	1 - 2 years	3,533	3,682
Tank coating	Various	16,507	16,395
Recoverable property losses	Various	2,998	3,144
PCBA	Various	19,233	19,091
General district balancing account receivable	1 year	383	377
Customer assistance program (CAP) and Rate support fund (RSF) accounts receivable	1 year	3,402	2,965
Other regulatory assets	Various	3,109	3,197
Total Regulatory Assets		$293,263	$283,620

Regulatory Liabilities
Future tax benefits due to customers		$131,155	$131,155
Pension and retiree group health		58,678	58,678
HCBA		15,312	14,318
PCBA		1,999	—
CEBA		860	6,036
Net WRAM and MCBA long-term payable		262	172
Other components of net periodic benefit cost		4,059	2,475
Other regulatory liabilities		1,025	845
Total Regulatory Liabilities		$213,350	$213,679
Short-term regulatory assets and liabilities are excluded from the above table.
The short-term regulatory assets were $50.3 million as of March 31, 2023 and $66.8 million as of December 31, 2022. The short-term regulatory assets as of March 31, 2023 primarily consist of net WRAM and MCBA and IRMA receivables. As of December 31, 2022, the short-term regulatory assets primarily consist of net WRAM and MCBA, IRMA, and PCBA receivables.
The short-term portions of regulatory liabilities were $17.3 million as of March 31, 2023 and $12.2 million as of December 31, 2022. The short-term regulatory liabilities as of March 31, 2023 primarily consist of TCJA and CEBA liabilities. As of December 31, 2022, the short-term regulatory liabilities primarily consist of TCJA liabilities.
Cost of Capital Application
On May 3, 2021, after an approved extension from a 2020 due date, Cal Water filed its required application with the CPUC to review its cost of capital for 2022 through 2024. Cal Water currently has an approved return on equity of 9.2%, a cost of debt of 5.51%, and a capital structure of 53.4% equity and 46.6% debt. Cal Water requested a return on equity of 10.35%, a cost of debt of 4.23%, and a capital structure of 53.4% equity and 46.6% debt. The California Public Advocates Office recommended a return on equity of 7.81%, a cost of debt of 4.23%, and a capital structure of 49.4% equity and 50.6% debt. Evidentiary hearings were held in May 2022 and the case was submitted to the CPUC at the end of the second quarter of 2022. In the first quarter of 2023, the CPUC extended its statutory deadline to issue a decision to August 10, 2023. In the event that the CPUC adopts the cost of capital components retroactively to January 1, 2022, Cal Water estimates the reduced cost of debt, if adopted at Cal Water's proposed equity capital structure, would reduce authorized annual revenue by approximately $11.0 million. The actual amount could be different depending on the final cost of equity and capital structure adopted by the CPUC. Cal Water has not reserved for any potential outcome of the proceeding as Cal Water has determined that it is not probable that the proceeding will be approved retroactively to January 1, 2022.
Note 10. Commitments and Contingencies
Commitments
The Company has significant commitments to purchase water from water wholesalers. The Company also has operating and finance leases for water systems, offices, land easements, licenses, equipment, and other facilities. These commitments and leases are described in the Company's Annual Report on Form 10-K for the year ended December 31, 2022.
On August 16, 2022, BVRT Utility Holding Company (BVRT), a majority owned subsidiary of Texas Water, entered into a long-term water supply agreement with the Guadalupe Blanco River Authority (GBRA) through its wholly owned subsidiary, Camino Real Utility (Camino Real). The Company has provided a limited guarantee to GBRA for the agreed upon obligations. GBRA is a water conservation and reclamation district established by the Texas Legislature that oversees water resources for 10 counties. Under the terms of the agreement with GBRA, Camino Real is contracted to receive up to 2,419 acre-feet of potable water annually. The GBRA agreement involves four off-takers, including Camino Real, and GBRA plans to extend a potable water pipeline from the City of Lockhart to the City of Mustang Ridge and surrounding areas. Camino Real is contracted to be the utility service provider in this area of the Austin metropolitan region and to provide potable water, recycled water, and wastewater services to portions of the City of Mustang Ridge and surrounding areas. In 2022, Camino Real committed $21.5 million for its share of the cost of the pipeline project and committed an additional $11.1 million for its share of the cost of the pipeline project in January of 2023. As of March 31, 2023, this committed cash has not been transferred to GBRA and is classified as part of restricted cash on the Condensed Consolidated Balance Sheets. The Company currently expects this committed cash to be transferred to GBRA in the second quarter of 2023.
Contingencies
Groundwater Contamination
The Company has undertaken litigation against third parties to recover past and anticipated costs related to groundwater contamination in our service areas. The cost of litigation is expensed as incurred and any settlement is first offset against such costs. The CPUC’s general policy requires all proceeds from groundwater contamination litigation to be used first to pay transactional expenses, then to make customers whole for water treatment costs to comply with the CPUC’s water quality standards. The CPUC allows for a risk-based consideration of contamination proceeds which exceed the costs of the remediation described above and may result in some sharing of proceeds with shareholders, determined on a case by case basis. The CPUC has authorized various memorandum accounts that allow the Company to track significant litigation costs and to request recovery of these costs in future filings.
Other Legal Matters
From time to time, the Company is involved in various disputes and litigation matters that arise in the ordinary course of business. The status of each significant matter is reviewed and assessed for potential financial exposure. If the potential loss from any claim or legal proceeding is considered probable and the amount of the range of loss can be estimated, a liability is accrued for the estimated loss in accordance with the accounting standards for contingencies. Legal proceedings are subject to uncertainties, and the outcomes are difficult to predict. Because of such uncertainties, accruals are based on the best information available at the time. While the outcome of these disputes and litigation matters cannot be predicted with any certainty, management does not believe, when taking into account existing reserves, the ultimate resolution of these matters will materially affect the Company’s financial position, results of operations, or cash flows. As of March 31, 2023 and December 31, 2022, the Company recognized a liability of $4.6 million and $5.3 million, respectively, for known legal matters primarily due to potable water leaks and other work-related legal matters. The cost of litigation is expensed as incurred and any settlement is first offset against such costs. Any settlement in excess of the cost to litigate is accounted for on a case by case basis, dependent on the nature of the settlement.

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

	March 31, 2023
		Fair Value
	Cost	Level 1	Level 2	Level 3	Total
Long-term debt, including current maturities, net	$1,055,637	—	$1,023,472	—	$1,023,472

	December 31, 2022
		Fair Value
	Cost	Level 1	Level 2	Level 3	Total
Long-term debt, including current maturities, net	$1,055,797	$—	$977,227	$—	$977,227

Note 12. Immaterial Restatement of Prior Period Financial Statements
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
The Company corrected the error in the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, through a restatement of the opening retained earnings balance for the year ended December 31, 2020. The Company believes the error is immaterial to the previously issued Financial Statements for prior periods.
The corrections to the Company’s retained earnings and total equity as of March 31, 2022, reported in note 4, were as follows:

	As of March 31, 2022
	As Previously Reported	Corrections	As Corrected
	(In thousands)
Retained earnings	$513,593	$(11,063)	$502,530
Total equity	$1,169,878	$(11,063)	$1,158,815
Item 2
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Dollar amounts in thousands unless otherwise stated.
FORWARD-LOOKING STATEMENTS
This quarterly report, including all documents incorporated by reference, contains forward-looking statements within the meaning established by the Private Securities Litigation Reform Act of 1995 (the PSLRA). The forward-looking statements are intended to qualify under provisions of the federal securities laws for "safe harbor" treatment established by the PSLRA. Forward-looking statements in this quarterly report are based on currently available information, expectations, estimates, assumptions and projections, and our management's beliefs, assumptions, judgments and expectations about us, the water utility industry and general economic conditions. These statements are not statements of historical fact. When used in our documents, statements that are not historical in nature, including words like "will," "would," “expects,” “intends,” “plans,” “believes,” “may,” "could," “estimates,” “assumes,” “anticipates,” “projects,” "progress," “predicts,” "hopes," "targets," “forecasts,” “should,” “seeks,” "indicates," or variations of these words or similar expressions are intended to identify forward-looking statements. Examples of forward-looking statements in this quarterly report include, but are not be limited to, statements describing our intention, indication or expectation regarding dividends or targeted payout ratio, our expectations, anticipations or beliefs regarding governmental, legislative, judicial, administrative or regulatory timelines, decisions, approvals, authorizations, requirements or other actions, including with respect to the 2021 GRC Filing, our cost of capital application, rate amounts or cost recovery mechanics, certain PFAS regulations, and associated impacts, such as our estimated revenue benefit or capital requirements, our intentions and plans to remediate the material weakness in our internal control over financial reporting, estimates of, or expectations regarding, capital expenditures, funding needs or other capital requirements, obligations, contingencies or commitments, our beliefs regarding adequacy of water supplies, our expectations regarding stock-based compensation and estimated contributions to our pension plans and other postretirement benefit plans, our estimated annual effective tax rate and expectations regarding tax benefits, our intentions regarding use of net proceeds from any future equity or debt issuances or borrowings or our intentions or anticipations regarding our sources of funding, capital structure or capital allocation plans. The forward-looking statements are not guarantees of future performance. They are based on numerous assumptions that we believe are reasonable, but they are open to a wide range of uncertainties and business risks. Consequently, actual results may vary materially from what is contained in a forward-looking statement.
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
•the impact of stagnating or worsening business and economic conditions, including inflationary pressures, general economic slowdown or a recession, increasing interest rates, instability of certain financial institutions, and changes in monetary policy;
•the impact of market conditions and volatility on unrealized gains or losses on our non-qualified benefit plan investments and our operating results;
•the impact of weather and timing of meter reads on our accrued unbilled revenue;
•the ongoing impact of the COVID-19 pandemic and related public health measures; and
•the risks set forth in “Risk Factors” included in the Company's Annual Report on Form 10-K for the year ended December 31, 2022.

In light of these risks, uncertainties and assumptions, investors are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this quarterly report or as of the date of any document incorporated by reference in this quarterly report, as applicable. When considering forward-looking statements, investors should keep in mind the cautionary statements in this quarterly report and the documents incorporated by reference. We are not under any obligation, and we expressly disclaim any obligation, to update or alter any forward-looking statements, whether as a result of new information, future events or otherwise.
CRITICAL ACCOUNTING ESTIMATES
We maintain our accounting records in accordance with GAAP and as directed by the Commissions to which our operations are subject. The process of preparing financial statements in accordance with GAAP requires the use of estimates on the part of management. The estimates used by management are based on historic experience and an understanding of current facts and circumstances. Management believes that the following accounting policies are critical because they involve a higher degree of complexity and judgment, and can have a material impact on our results of operations, financial condition, and cash flows of the business. These policies and their key characteristics are discussed in detail in the Company's Annual Report on Form 10-K for the year ended December 31, 2022 (2022 Annual Report on Form 10-K). They include:
•revenue recognition;
•regulated utility accounting;
•income taxes; and
•pension and postretirement health care benefits.
For the three months ended March 31, 2023, there were no changes in the methodology for computing critical accounting estimates, no additional accounting estimates met the standards for critical accounting policies, and there were no material changes to the important assumptions underlying the critical accounting estimates.
COVID-19
During 2022 and the first three months of 2023, the COVID-19 pandemic has not had a significant impact on our business or operations. We have resumed shutoffs for non-payment in all of our regulated utilities.
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
2021 GRC FILING
On July 2, 2021, Cal Water filed its 2021 GRC requesting water infrastructure improvements of $1.0 billion in accordance with the rate case plan for all of its regulated operating districts (except Grand Oaks) for the years 2022, 2023, and 2024. A partial settlement with the California Public Advocates Office primarily addressing non-revenue matters was submitted on September 2, 2022. The CPUC continues to evaluate the proposal along with proposals of other parties. A final decision on the case was previously expected to be issued in late 2022 in accordance with the CPUC's rate case plan, with new rates going into effect on January 1, 2023; however, due to unspecified delays at the CPUC, the timing of a final decision is uncertain. As part of the 2021 GRC Filing, Cal Water has proposed the use of a MWRAM and ICBA as the CPUC issued a decision effective August 27, 2020 requiring that Class A companies submitting GRC filings after the effective date be (i) precluded from proposing the use of a full decoupling WRAM in their next GRCs and (ii) allowed the use of MWRAM. In addition, the CPUC's decision allowed ICBAs to replace the MCBA. We expect the MWRAM to be implemented in 2023 and effective retroactive back to January 1, 2023. For the first quarter of 2023, we did not record a regulatory asset or regulatory liability for the MWRAM and ICBA mechanisms. In addition, we did not record WRAM or MCBA adjustments in the first quarter of 2023, as the mechanisms concluded on December 31, 2022.

INTERIM RATES MEMORANDUM ACCOUNT (IRMA) AND DROUGHT RESPONSE MEMORANDUM ACCOUNT (DREMA)
The IRMA tracks the difference between the current rates that continue to be billed starting January 1, 2023 (considered to be interim rates), and the rates that will eventually be approved pursuant to the CPUC's decision concerning Cal Water's 2021 GRC Filing plus any additional revenue changes approved since July 1, 2021 (final rates).
The DREMA tracks lost revenues associated with reduced sales revenue when customer demand is affected by requests for voluntary and mandatory usage reductions in California and is in effect for us for the first quarter of 2023 as our regulated service territories in California were under voluntary and mandatory usage reductions. The final value of the DREMA will depend on the resolution of the 2021 GRC Filing.
First quarter 2023 operating revenue does not include any benefit of new revenue mechanisms (MWRAM and DREMA) or rate relief (tracked in the IRMA) due to the delay in the approval of our 2021 GRC Filing. We currently estimate the adverse impact of the delayed decision on first quarter 2023 operating revenue to be between approximately $24.0 million and $34.0 million, which is based on the current positions of the parties to the 2021 GRC Filing and consumption driven regulatory mechanisms.
RESULTS OF THE THREE MONTHS ENDED MARCH 31, 2023 OPERATIONS
COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2022 OPERATIONS
Dollar amounts in thousands, unless otherwise stated
Overview
Net (Loss) Income Attributable to California Water Service Group
Net loss attributable to California Water Service Group for the first three months of 2023 was $22.2 million or $0.40 loss per diluted common share, compared to net income attributable to California Water Service Group of $1.1 million or $0.02 earnings per diluted common share for the first three months of 2022.
The $23.3 million decrease in net income was primarily due to a decrease in operating revenue of $41.9 million partially offset by a decrease in total operating expenses of $15.3 million. The total operating expense decrease was primarily due to a decrease in water production costs of $6.5 million, a decrease in other operations expenses of $9.2 million, and an increase in income tax benefit of $4.2 million. These decreases were partially offset by increases in administrative and general expense of $2.6 million, depreciation and amortization expenses of $1.1 million and maintenance expenses of $0.6 million. Additionally, there was an increase of $4.5 million in net other income, primarily due to a $1.7 million unrealized gain on non-qualified benefit plan investments during the first quarter of 2023 compared to a $2.9 million unrealized loss on certain non-qualified benefit plan investments in the first quarter of 2022.
The change in unrealized gains on non-qualified benefit plan investments was caused by favorable market conditions, which is a factor outside our immediate control. Our net income and net other income in future periods are expected to continue to be similarly affected, potentially significantly, by increases or decreases in unrealized gains or losses on non-qualified benefit plan investments, particularly during periods of significant market volatility or significantly favorable or unfavorable market conditions.
Operating Revenue
Operating revenue decreased $41.9 million, or 24.2%, to $131.1 million for the first three months of 2023 as compared to the first three months of 2022, with such change attributed to the following:

Net change due to rate changes, usage, and other (1)	$(12,910)
WRAM revenue (2)	(3,781)
MCBA revenue (3)	(8,291)
Other balancing account revenue (4)	1,847
Deferral of revenue (5)	(18,758)
Net operating revenue decrease	$(41,893)
1.The net change due to rate changes, usage, and other in the above table was primarily driven by an 8.8% decrease in customer usage, which we believe is primarily due to higher winter precipitation in our California service territories and water conservation compared to the same period in 2022.

2.WRAM revenue decrease is due to the mechanism concluding as of December 31, 2022; as a result, no WRAM revenue was recorded for the first quarter of 2023. In the first quarter of 2022, we recognized $3.8 million of WRAM revenue as actual billed volumetric revenue was lower than adopted volumetric revenue.
3.MCBA revenue decrease is due to the mechanism concluding as of December 31, 2022; as a result, no MCBA revenue was recorded for the first quarter of 2023. In the first quarter of 2022, we recognized $8.3 million of MCBA revenue as actual water production costs were higher than adopted water production costs. As required by the MCBA mechanism, the difference in actual water production costs and adopted water production costs in California was recorded to operating revenue.
4.The other balancing account revenue consists of the pension, conservation and health care balancing account revenues. Pension and conservation balancing account revenues are the differences between actual expenses and adopted rate recovery. Health care balancing account revenue is 85% of the difference between actual health care expenses and adopted rate recovery. In the first three months of 2023, the adjustments for these balancing accounts was recorded as an increase to the originating expense accounts by $3.4 million rather than as an operating revenue decrease. In the first three months of 2022, actual pension and health care costs were below the adopted costs and a decrease to revenue of $1.8 million was recognized for the difference.
5.The deferral of revenue consists of amounts that are expected to be collected from customers beyond 24 months following the end of the accounting period in which these revenues were recorded. The deferral increased in the first three months of 2023 as compared to the first three months of 2022 primarily due to an increase in the net WRAM and MCBA balance and the recovery periods for this net balance extending beyond 24 months from the end of the accounting period as requested in the April 2023 WRAM/MCBA advice letter filing.
Total Operating Expenses
Total operating expenses decreased $15.3 million, or 9.3%, to $148.6 million for the first three months of 2023, as compared to $163.9 million for the first three months of 2023.
Water production costs consists of purchased water, purchased power, and pump taxes. It represents the largest component of total operating expenses, accounting for approximately 37.0% of total operating expenses in the first three months of 2023 as compared to 37.6% of total operating expenses in the first three months of 2022. Water production costs decreased 10.6% in the first three months of 2023 as compared to the same period last year primarily due to an 8.8% decrease in customer usage, which we believe is primarily due to higher winter precipitation in our California service territories and water conservation compared to the same period in 2022.
Sources of water as a percent of total water production are listed in the following table:

	Three Months Ended March 31
	2023	2022
Well production	48%	49%
Purchased	49%	50%
Surface	3%	1%
Total	100%	100%
The components of water production costs are shown in the table below:

	Three Months Ended March 31
	2023	2022	Change
Purchased water	$42,738	$48,792	$(6,054)
Purchased power	8,390	8,399	(9)
Pump taxes	3,880	4,347	(467)
Total	$55,008	$61,538	$(6,530)

Administrative and general expenses increased $2.6 million, or 7.7%, to $36.0 million in the first three months of 2023, as compared to $33.4 million in the first three months of 2022. The increase was primarily due to increases in labor costs of $2.5 million primarily driven by annual increases in employee wages, employee medical costs of $0.6 million, company 401k matches of $0.4 million, and travel and meals costs of $0.4 million. The increases were partially offset by decreased uninsured loss costs of $1.6 million. Changes in employee pension benefits and employee and retiree medical costs for regulated California operations generally do not affect net income, as the Company has been allowed by the CPUC to record these costs in balancing accounts for future recovery.
Other operations expenses decreased $9.3 million, or 35.8%, to $16.6 million in the first three months of 2023, as compared to $25.9 million in the first three months of 2022. The decrease was primarily due to increase in deferred costs associated with deferred revenue of $15.4 million (see deferral of revenue above), which was partially offset by increases in water treatment costs of $1.9 million, employee labor costs of $1.0 million, credit losses of $0.9 million, waste water production and treatment costs of $0.9 million, district office maintenance costs of $0.6 million, conservation program costs of $0.4 million, and customer accounts costs of $0.3 million. Changes in conservation program expense for regulated California operations generally do not affect net income, as the Company has been allowed by the CPUC to record these costs in balancing accounts for future recovery.
Maintenance expense increased $0.7 million, or 8.9%, to $8.0 million in the first three months of 2023, as compared to $7.3 million in the first three months of 2022, mostly due to an increase in repair costs of transmissions and distribution mains and equipment.
Depreciation and amortization expense increased $1.1 million, or 4.0%, to $29.9 million in the first three months of 2023, as compared to $28.8 million in the first three months of 2022, mostly due to utility plant placed in service in 2022.
Income tax benefit increased $4.2 million to $5.6 million in the first three months of 2023, as compared to $1.4 million in the first three months of 2022. The increase in income tax benefit was primarily due to an increase in the pre-tax operating loss in the first three months of 2023 as compared to the same period of 2022.
Property and other taxes increased $0.4 million to $8.8 million in the first three months of 2023, as compared to $8.4 million in the same period of 2022, mostly due to an increase in assessed property values.
Other Income and Expenses
Net other income increased $4.5 million to $7.2 million in the first three months of 2023, as compared to net other income of $2.7 million in the first three months of 2022, due primarily to a $4.6 million increase in unrealized gains on non-qualified benefit plan investments and a $1.2 million increase in other components of net periodic benefit credit, which was partially offset by a $0.4 million gain on company owned life insurance in the first quarter of 2022.
Interest Expense
Net interest expense increased $1.1 million, or 9.7%, to $12.0 million in the first three months of 2023, as compared to $10.9 million in the first three months of 2022. The increase was due primarily to an increase in interest rates and higher outstanding line of credit balances.
REGULATORY MATTERS
California Regulatory Activity
2021 GRC Interim Rates
In June of 2022, Cal Water filed a motion requesting authority for the establishment of an IRMA in the event the CPUC did not issue a final decision for the 2021 GRC Filing in time for new rates to be implemented on January 1, 2023. In November of 2022, the Administrative Law Judge (ALJ) granted Cal Water’s request for the IRMA. Accordingly, on December 27, 2022, Cal Water requested that the IRMA, which was approved by the CPUC, track the difference between interim rates and final rates. After the CPUC's decision is issued and final rates are implemented, then Cal Water expects to file for recovery of the IRMA. Once approved, customer bills are expected to be adjusted to account for the difference between interim rates and final rates back to January 1, 2023.
In January of 2023, Cal Water filed a motion requesting a modification to the November 2022 ruling to apply an inflationary rate increase to interim rates. In the motion, Cal Water requested inflationary rate increases of 1.5% in Marysville and 4% for all other ratemaking areas except Selma, Travis Air Force Base, and Visalia for whom a rate increase was not requested. In February of 2023, the ALJ granted Cal Water's request. Cal Water is expecting to implement the increased interim inflation rates on May 5, 2023.

2021 Cost of Capital Application
On May 3, 2021, after an approved extension from a 2020 due date, Cal Water filed its required application with the CPUC to review its cost of capital for 2022 through 2024. Cal Water currently has an approved return on equity of 9.2%, a cost of debt of 5.51%, and a capital structure of 53.4% equity and 46.6% debt. Cal Water requested a return on equity of 10.35%, a cost of debt of 4.23%, and a capital structure of 53.4% equity and 46.6% debt. The California Public Advocates Office recommended a return on equity of 7.81%, a cost of debt of 4.23%, and a capital structure of 49.4% equity and 50.6% debt. Evidentiary hearings were held in May 2022 and the case was submitted to the CPUC at the end of the second quarter of 2022. In the first quarter 2023, the CPUC extended its statutory deadline to issue a decision to August 10, 2023. In the event that the CPUC adopts the cost of capital components retroactively to January 1, 2022, we estimate the reduced cost of debt, if adopted at our proposed equity capital structure, would reduce authorized annual revenue by approximately $11.0 million. The actual amount could be different depending on the final cost of equity and capital structure adopted by the CPUC. We have not reserved for any potential outcome of the proceeding as we have determined that it is not probable that the proceeding will be approved retroactively to January 1, 2022.
California Drought Memorandum Account (DRMA)
In June 2021, Cal Water submitted advice letters to request a DRMA to track the incremental operational and administrative costs incurred to further implement updated Rule 14.1 for voluntary conservation measures and Schedule 14.1 for implementation of our Water Shortage Contingency Plan, including activities related to enhanced conservation efforts, staffing, and capital expenditures to ensure a safe, reliable supply of water. The DRMA would also track monies paid by customers for fines, penalties, or other compliance measures associated with water use violations; and penalties paid by Cal Water to its water wholesalers. The DRMA was approved by the CPUC with an effective date of June 14, 2021. As of March 31, 2023, Cal Water has incurred $2.2 million of cumulative DRMA related costs, of which $0.3 million was incurred in the first three months of 2023.
California's Governor issued a drought declaration for all California counties through a series of State of Emergency Proclamations. Given these drought proclamations and current water usage levels in all of its service areas, Cal Water activated Stage 2 of the “Water Use Restrictions of its Water Shortage Contingency Plan (WSCP)” of Schedule 14.1 in all of its service areas; as a result, Cal Water saw an increase in DRMA related costs in 2022.
In Stage 1, irrigating ornamental landscape with potable water is prohibited during the hours of 8:00 a.m. and 6:00 p.m. For Stage 2, irrigating ornamental landscapes with potable water is limited to no more than three days per week as well as prohibited during the hours of 8:00 a.m. and 6:00 p.m. In addition, this stage states that new connections may not install single-pass cooling systems for air conditioning or other cooling system applications unless required for health or safety reasons.
On March 24, 2023, the Governor issued an Executive Order (EO) that, among other things, ended the voluntary 15% water conservation target and ended the requirement that local water agencies implement Stage 2 of their drought contingency plans. This EO maintained the ban on wasteful water uses and retained the State of Emergency for all 58 California counties to allow for drought response and recovery efforts to continue.
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
WRAM/MCBA Filings
In April of 2023, Cal Water submitted an advice letter to true up the revenue under-collections for the 2022 annual WRAMs/MCBAs of its regulated districts. A net under-collection of $76.7 million is being recovered from customers in the form of 12, 18, and greater-than-18-month surcharges. The new surcharges incorporate net WRAM/MCBA balances that were previously approved for recovery and are expected to be implemented on May 5, 2023, except for Kern River Valley’s surcharge, which is expected to be implemented on January 15, 2024.

2018 GRC CEBA Filing
In March of 2023, Cal Water submitted an advice letter to amortize the CEBA from the 2018 GRC that tracked the difference between adopted and actual costs for the period of 2020-2022. $6.2 million is expected to be refunded to customers in some districts in the form of one-time or 12-month surcredits as actual conservation program costs during 2020-2022 were lower than the adopted conservation program costs. The new surcredits are expected to be implemented on May 5, 2023.
Regulatory Activity - Other States
2023 Washington Water GRC (Washington Water)
On April 10, 2023, Washington Water filed a GRC application with the Washington Utilities and Transportation Commission requesting an annual revenue increase of $3.0 million for its East Pierce Water System phased in over two years and an annual revenue increase of $0.6 million for its legacy Washington Water system. Washington Water has requested an effective date of July 14, 2023 for new rates.
Pukalani GRC (Hawaii Water)
On December 30, 2022, Hawaii Water filed a GRC application with the Hawaii Public Utilities Commission requesting an annual revenue increase of $0.6 million phased in over two years. Hawaii Water is requesting a fourth quarter of 2023 effective date for new rates.
LIQUIDITY
Cash flow from Operations
Cash flow from operations for the first three months of 2023 was $21.0 million compared to $54.2 million for the same period in 2022. The decrease in the first three months of 2023 as compared to 2022 was primarily due to net receipt of $20.8 million from the Water Arrearages Payment Program in 2022. Cash generated by operations varies during the year due to customer billings and timing of collections and contributions to our benefit plans.
During the first three months of 2023, we made contributions of $2.9 million to our employee pension plan compared to contributions of $5.1 million during the first three months of 2022. During the first three months of 2023, we made contributions of $0.2 million to the other postretirement benefit plans compared to contributions of $0.1 million during the first three months of 2022. The full-year 2023 estimated cash contribution to the pension plans and other postretirement benefits plans are expected to be approximately $2.9 million and $0.2 million, respectively.
The water business is seasonal. Billed revenue is lower in the cool, wet winter months when less water is used compared to the warm, dry summer months when water use is highest. This seasonality results in the possible need for short-term borrowings under the Company and Cal Water facilities in the event cash is not available to cover operating costs during the winter period. The increase in cash flows during the summer allows short-term borrowings to be paid down. Customer water usage can be lower than normal in drought years and when greater-than-normal precipitation falls in our service areas or temperatures are lower than normal, especially in the summer months.
Investing Activities
During the first three months of 2023 and 2022, we used $82.0 million and $68.5 million, respectively, of cash for Company-funded and developer-funded utility plant expenditures. Annual expenditures fluctuate each year due to the availability of construction resources and our ability to obtain construction permits in a timely manner. For 2023, the Company's capital program will be dependent in part on the timing and nature of regulatory approvals in connection with Cal Water's 2021 GRC Filing. The Company proposed to the CPUC spending $1.0 billion on water infrastructure investments in 2022-2024. Capital expenditures in California are evaluated in the context of the pending GRC Filing and may change as the case moves forward.
Financing Activities
Net cash provided by financing activities was $62.5 million during the first three months of 2023 compared to $5.7 million of net cash provided by financing activities for the same period in 2022. For 2023, this includes our issuance of $18.2 million of Company common stock through our at-the-market equity program and $0.6 million through our employee stock purchase plan. For 2022, this includes our issuance of $0.6 million through our employee stock purchase plan.

During the first three months of 2023 and 2022, we borrowed $95.0 million and $30.0 million, respectively, on our previous unsecured revolving credit facilities. We made a repayment on our previous unsecured revolving credit facilities of $35.0 million and $15.0 million during the first three months of 2023 and 2022, respectively. During the first three months of 2023, we also paid $1.6 million in issuance costs for the Company and Cal Water facilities entered into on March 31, 2023, as described below.
On March 31, 2023, the Company and Cal Water entered into the Company and Cal Water facilities, which provide for unsecured revolving credit facilities of up to an initial aggregate amount of $600.0 million for a term of five years. The Company and subsidiaries that it designates may borrow up to $200.0 million under the Company facility. Cal Water may borrow up to $400.0 million under the Cal Water facility. Additionally, the credit facilities may be increased by up to an incremental $150.0 million under the Cal Water facility and $50.0 million under the Company facility, subject in each case to certain conditions.
The net WRAM and MCBA receivable balances were $100.3 million and $79.6 million as of March 31, 2023 and 2022, respectively. The receivable balances were primarily financed by Cal Water using short-term and long-term financing arrangements to meet operational cash requirements. Interest on the receivable balances, which represents the interest recoverable from customers, is limited to the then-current 90-day commercial paper rates, which typically are significantly lower than Cal Water’s short and long-term financing rates.
Short-term and Long-term Financing
During the first three months of 2023, we utilized cash generated from operations, borrowings on our previous unsecured revolving credit facilities, and cash received from the sale of Company common stock through our at-the-market equity program to fund operations and capital investments.
In future periods, management anticipates funding our utility plant needs through a relatively balanced approach between long term debt and equity.
Short-term liquidity is provided by the Company and Cal Water facilities and internally generated funds. Long-term financing is accomplished through the use of both debt and equity. The Company and subsidiaries that it designates may borrow up to $200.0 million under the Company facility. Cal Water may borrow up to $400.0 million under the Cal Water facility; however, all borrowings must be repaid within 12 months unless a different period is required or authorized by the CPUC. The proceeds from the Company and Cal Water facilities may be used for working capital purposes.
As of March 31, 2023 and December 31, 2022, there were short-term borrowings of $130.0 million and $70.0 million, respectively, outstanding on the Company and Cal Water facilities.
Given our ability to access our lines of credit on a daily basis, cash balances are managed to levels required for daily cash needs and excess cash is invested in short-term or cash equivalent instruments. Minimal operating levels of cash are maintained for Washington Water, New Mexico Water, Hawaii Water and Texas Water.
The Company and Cal Water facilities contain affirmative and negative covenants and events of default customary for credit facilities of this type including, among other things, limitations and prohibitions relating to additional indebtedness, liens, mergers, and asset sales. Also, the Company and Cal Water facilities contain financial covenants governing the Company and its subsidiaries’ consolidated total capitalization ratio not to exceed 66.7% and an interest coverage ratio of three or more. As of March 31, 2023, we are in compliance with all of the covenant requirements and are eligible to use the full amount of the undrawn portion of the Company and Cal Water facilities.
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

Summarized Statement of Operations
(in thousands)	Three months Ended March 31, 2023		Twelve Months Ended December 31, 2022
	Issuer	Guarantor	Issuer	Guarantor
Net sales	$115,817	$—	$775,382	$—
Gross profit	$64,694	$—	$506,890	$—
(Loss) income from operations	$(15,835)	$118	$124,464	$363
Equity in (loss) earnings of guarantor	$—	$(22,680)	$—	$94,339
Net (loss) income	$(20,556)	$(22,334)	$92,769	$95,263

Summarized Balance Sheet Information
(in thousands)	As of March 31, 2023		As of December 31, 2022
	Issuer	Guarantor	Issuer	Guarantor
Current assets	$195,214	$9,338	$208,962	$31,913
Intercompany receivable from Non-guarantors	$1,375	$38,365	$3,339	$34,100
Other assets	$467,894	$1,065,202	$450,668	$1,080,720
Long-term intercompany receivable from Non-issuers	$—	$37,410	$—	$37,869
Net utility plant	$2,843,055	$2	$2,805,242	$—
Total assets	$3,507,538	$1,150,317	$3,468,211	$1,184,602

Current liabilities	$298,527	$35,347	$242,538	$35,260
Intercompany payable to Non-guarantors and Guarantor	$97	$—	$562	$—
Long-term debt	$1,051,849	$—	$1,051,994	$—
Other liabilities	$1,098,244	$2,652	$1,098,378	$2,485
Total Liabilities	$2,448,717	$37,999	$2,393,472	$37,745
Dividends
During the first three months of 2023, our quarterly common stock dividend payments were $0.26 per share compared to $0.25 per share during the first three months of 2022. For the full year 2022, the payout ratio was 56.5% of net income. On a long-term basis, our goal is to achieve a dividend payout ratio of 60% of net income.
At the April 26, 2023 meeting, the Company's Board of Directors declared the second quarter dividend of $0.26 per share payable on May 19, 2023, to stockholders of record on May 8, 2023. This was our 313th consecutive quarterly dividend.
2023 Financing Plan
We intend to fund our utility plant needs in future periods through a relatively balanced approach between long-term debt and equity. The Company and Cal Water have a syndicated unsecured revolving line of credit of $200.0 million and $400.0 million, respectively, for short-term borrowings. As of March 31, 2023, the Company’s and Cal Water’s availability on these unsecured revolving lines of credit was $165.0 million and $305.0 million, respectively.

Book Value and Stockholders of Record
Book value per common share was $23.19 at March 31, 2023 compared to $23.70 at December 31, 2022. There were approximately 1,863 stockholders of record for our common stock as of February 6, 2023.
Utility Plant Expenditures
During the first three months of 2023, utility plant expenditures totaled $82.0 million for Company-funded and developer-funded projects. For 2023, the Company's capital program will be dependent in part on the timing and nature of regulatory approvals in connection with Cal Water's 2021 GRC filing. The Company proposed to the CPUC spending $1.0 billion on water infrastructure investments in 2022-2024. Capital expenditures in California are evaluated in the context of the pending GRC and may change as the case moves forward.
As of March 31, 2023, construction work in progress was $275.2 million. Construction work in progress includes projects that are under construction but not yet complete and placed in service.
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
Historically, approximately half of our annual water supply is pumped from wells. State groundwater management agencies operate differently in each state. Some of our wells extract ground water from water basins under state ordinances. These are adjudicated groundwater basins, in which a court has settled the dispute between landowners, or other parties over how much annual groundwater can be extracted by each party. All of our adjudicated groundwater basins are located in the State of California. Our annual groundwater extraction from adjudicated groundwater basins approximates 5.7 billion gallons or 10.8% of our total annual water supply pumped from wells. Historically, we have extracted less than 100% of our annual adjudicated groundwater rights and have the right to carry forward up to 20% of the unused amount to the next annual period. All of our remaining wells extract ground water from managed or unmanaged water basins. There are no set limits for the ground water extracted from these water basins. Our annual groundwater extraction from managed groundwater basins approximates 31.5 billion gallons or 59.9% of our total annual water supply pumped from wells. Our annual groundwater extraction from unmanaged groundwater basins approximates 15.4 billion gallons or 29.3% of our total annual water supply pumped from wells. Most of the managed groundwater basins we extract water from have groundwater recharge facilities. We are required to financially support these groundwater recharge facilities by paying well pump taxes. Our well pump taxes were $3.9 million and $4.3 million for the three months ended March 31, 2023 and 2022, respectively. In 2014, the State of California enacted the Sustainable Groundwater Management Act of 2014 (SGM Act). The law and its implementing regulations required most basins to select a sustainability agency by 2017, develop a sustainability plan by the end of 2022, and show progress toward sustainability by 2027. We expect that after the SGM Act's provisions are fully implemented, substantially all the Company's California groundwater will be produced from sustainably managed and adjudicated basins.
California's normal weather pattern yields little precipitation between mid-spring and mid-fall. The Washington Water service areas receive precipitation in all seasons, with the heaviest amounts during the winter. New Mexico Water's rainfall is heaviest in the summer monsoon season. Hawaii Water receives precipitation throughout the year, with the largest amounts in the winter months. Typically, water usage in all service areas is highest during the warm and dry summers and declines in the cool winter months. Rain and snow during the winter months in California replenish underground water aquifers and fill reservoirs, providing the water supply for subsequent delivery to customers. As of March 30, 2023, the State of California snowpack water content during the 2022-2023 water year was 190% of long-term averages (per the California Department of Water Resources, Northern Sierra Precipitation Accumulation report). The northern Sierra region is the most important for the state’s urban water supplies. The central and southern portions of the Sierras have recorded 233% and 298%, respectively, of long-term averages. Management believes that supply pumped from underground aquifers and purchased from wholesale suppliers will be adequate to meet customer demand during 2023 and thereafter. Long-term water supply plans are developed for each of our districts to help assure an adequate water supply under various operating and supply conditions. Some districts have unique challenges in meeting water quality standards, but management believes that supplies will meet current standards using currently available treatment processes.

On May 31, 2018, California's Governor signed two bills (Assembly Bill 1668 and Senate Bill 606) into law that were intended to establish long-term standards for water use efficiency. The bills revise and expand the existing urban water management plan requirements to include five-year drought risk assessments, water shortage contingency plans, and annual water supply/demand assessments. The California State Water Resources Control Board, in conjunction with the California Department of Water Resources, is expected to establish long-term water use standards for indoor residential use, outdoor residential use, water losses, and other uses. Cal Water will also be required to calculate and report on urban water use targets by November 1, 2023, and each November 1 thereafter, that compare actual urban water use to the targets. Management believes that Cal Water is well positioned to comply with all such regulations.
In March of 2023, the United States Environmental Protection Agency issued proposed maximum contaminant levels for six per- and polyfluoroalkyl substances (PFAS). Based on current information, if the regulation is adopted in its current form, we expect that we would have three years to comply with the final PFAS regulations and we estimate that capital investments of approximately $200.0 million would be required to comply.
CONTRACTUAL OBLIGATIONS
During the three months ended March 31, 2023, there were no material changes in contractual obligations outside the normal course of business.
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
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2023. Based on this evaluation of our disclosure controls and procedures, our management, including our Chief Executive Officer and Chief Financial Officer, have concluded that our disclosure controls and procedures were not effective as of March 31, 2023, because of the material weakness in our internal control over financial reporting that was disclosed in our 2022 Annual Report on Form 10-K.

(b) Plan for Remediation of the Material Weakness in Internal Control over Financial Reporting
As previously described in Item 9A of our 2022 Annual Report on Form 10-K, Company management, with the oversight of the Audit Committee of the Board of Directors, is actively engaged in the planning for and implementation of remediation efforts to address the material weakness. Management plans to implement the following control in order to remediate the material weakness:
•Monthly, members of the rates and accounting departments will meet to evaluate the nature of all regulatory activity (examples include advice letter filings, GRC applications, testimony, and settlements) that has occurred during the month and expected to occur in the subsequent months. Accounting will determine the required accounting for the discussed activity and a memo will be written and reviewed to conclude on any accounting.
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
Management took steps to evaluate the remediation plan in the first quarter of 2023 and plans to fully implement the plan in the second quarter of 2023.
(c) Changes to Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A.
RISK FACTORS
There have been no material changes to the Company’s risk factors set forth in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year-ended December 31, 2022 filed with the SEC on March 1, 2023.

Item 6.
EXHIBITS

Exhibit	Description
3.1	Certificate of Incorporation of California Water Service Group (Exhibit 3.1 to the Quarterly Report on Form 10-Q filed August 9, 2006)

3.2	Certificate of Amendment to Certificate of Incorporation of California Water Service Group (Exhibit 3.1 to the Current Report on Form 8-K filed June 10, 2011)

3.3	Certificate of Amendment to Amended Certificate of Incorporation of California Water Service Group (Exhibit 3.3 to the Quarterly Report on Form 10-Q filed July 28, 2022)

3.4	Amended and Restated Bylaws of California Water Service Group (Exhibit 3.1 to the Current Report on Form 8-K filed February 24, 2023)

4.0	The Company agrees to furnish upon request to the Securities and Exchange Commission a copy of each instrument defining the rights of holders of long-term debt of the Company.

10.1
Credit Agreement dated as of March 31, 2023 among California Water Service Group and certain of its subsidiaries from time to time party thereto, as borrowers, Bank of America, N.A., as administrative agent, swing line lender and letter of credit issuer, BofA Securities, Inc., as sole lead arranger and sole bookrunner, CoBank, ACB, and U.S. Bank National Association as co-syndication agents, Bank of China, Los Angeles Branch as documentation agent, and the other lender parties thereto (Exhibit 10.2 to the Current Report on Form 8-K filed April 5, 2023)

10.2
Credit Agreement dated as of March 31, 2023 among California Water Service Company as borrower, Bank of America, N.A., as administrative agent, swing line lender and letter of credit issuer, BofA Securities, Inc., as sole lead arranger and sole bookrunner, CoBank, ACB, and U.S. Bank National Association as co-syndication agents, Bank of China, Los Angeles Branch as documentation agent, and the other lender parties thereto (Exhibit 10.1 to the Current Report on Form 8-K filed April 5, 2023)

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

CALIFORNIA WATER SERVICE GROUP
Registrant

April 28, 2023	By:	/s/ Thomas F. Smegal III
Thomas F. Smegal III
Vice President,
Chief Financial Officer and Treasurer
(Principal Financial Officer)