Form 10-Q
period 2023-06-30
CALIFORNIA WATER SERVICE GROUP
filed 2023-07-27
CIK 1035201

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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

As of June 30, 2023 — there were approximately 57,702,000 shares of common stock outstanding.

PART I FINANCIAL INFORMATION
Item 1.
FINANCIAL STATEMENTS
The condensed consolidated financial statements presented in this filing on Form 10-Q have been prepared by management and are unaudited.
CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited (In thousands, except per share data)

	June 30, 2023	December 31, 2022
ASSETS
Utility plant:
Utility plant	$4,715,310	$4,536,272
Less accumulated depreciation and amortization	(1,537,580)	(1,477,402)
Net utility plant	3,177,730	3,058,870
Current assets:
Cash and cash equivalents	55,595	62,100
Restricted cash	34,069	22,925
Receivables:
Customers, net	62,978	55,079
Regulatory balancing accounts	61,333	66,826
Other, net	22,664	20,932
Unbilled revenue, net	39,171	33,140
Materials and supplies	13,862	12,564
Taxes, prepaid expenses, and other assets	22,184	21,969
Total current assets	311,856	295,535
Other assets:
Regulatory assets	276,592	283,620
Goodwill	36,814	36,814
Other assets	187,209	175,913
Total other assets	500,615	496,347
TOTAL ASSETS	$3,990,201	$3,850,752
CAPITALIZATION AND LIABILITIES
Capitalization:
Common stock, $0.01 par value; 136,000 shares authorized, 57,702 and 55,598 outstanding in 2023 and 2022, respectively	$577	$556
Additional paid-in capital	873,923	760,336
Retained earnings	515,016	556,698
Noncontrolling interests	4,451	4,804
Total equity	1,393,967	1,322,394
Long-term debt, net	1,052,070	1,052,487
Total capitalization	2,446,037	2,374,881
Current liabilities:
Current maturities of long-term debt, net	1,825	3,310
Short-term borrowings	130,000	70,000
Accounts payable	138,272	140,986
Regulatory balancing accounts	29,277	12,240
Accrued interest	7,164	6,490
Accrued expenses and other liabilities	56,119	61,624
Total current liabilities	362,657	294,650
Deferred income taxes	327,856	330,251
Pension	80,008	78,443
Regulatory liabilities and other	283,496	287,294
Advances for construction	200,213	199,832
Contributions in aid of construction	289,934	285,401
Commitments and contingencies (Note 10)
TOTAL CAPITALIZATION AND LIABILITIES	$3,990,201	$3,850,752
See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited (In thousands, except per share data)

	Three months ended June 30		Six months ended June 30
	2023	2022	2023	2022
Operating revenue	$194,044	$206,194	$325,144	$379,187
Operating expenses:
Operations:
Water production costs	$70,867	70,907	125,875	132,445
Administrative and general	$34,975	32,686	70,961	66,097
Other operations	$25,823	29,417	42,427	55,269
Maintenance	$7,155	7,615	15,133	14,956
Depreciation and amortization	$29,824	28,773	59,739	57,543
Income tax expense (benefit)	$329	1,454	(5,315)	37
Property and other taxes	$9,122	8,053	17,899	16,413
Total operating expenses	178,095	178,905	326,719	342,760
Net operating income (loss)	15,949	27,289	(1,575)	36,427
Other income and expenses:
Non-regulated revenue	$4,485	7,002	9,108	12,199
Non-regulated expenses	$(2,957)	(8,541)	(5,232)	(15,527)
Other components of net periodic benefit credit	$4,756	3,765	9,977	7,779
Allowance for equity funds used during construction	$1,355	1,042	2,759	2,017
Income tax expense on other income and expenses	$(1,445)	(345)	(3,239)	(857)
Net other income	6,194	2,923	13,373	5,611
Interest expense:
Interest expense	$13,491	11,586	26,309	23,081
Allowance for borrowed funds used during construction	$(795)	(589)	(1,624)	(1,152)
Net interest expense	12,696	10,997	24,685	21,929
Net income (loss)	9,447	19,215	(12,887)	20,109
Net loss attributable to noncontrolling interests	$(109)	$(269)	(232)	(461)
Net income (loss) attributable to California Water Service Group	$9,556	$19,484	$(12,655)	$20,570
Earnings (loss) per share of common stock:
Basic	$0.17	$0.36	$(0.23)	$0.38
Diluted	$0.17	$0.36	$(0.23)	$0.38
Weighted average shares outstanding:
Basic	56,692	54,007	56,182	53,870
Diluted	56,730	54,042	56,182	53,918
 See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited (In thousands)

For the six months ended	June 30, 2023	June 30, 2022
Operating activities:
Net (loss) income	$(12,887)	$20,109
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	60,744	58,932
Change in value of life insurance contracts	(2,620)	7,169
Allowance for equity funds used during construction	(2,759)	(2,017)
Changes in operating assets and liabilities:
Receivables and unbilled revenue	(2,187)	(31,513)
Water Arrearages Payment Program	—	20,836
Accounts payable	(836)	(11,116)
Other current assets	(1,557)	418
Other current liabilities	(6,828)	316
Other changes in noncurrent assets and liabilities	6,451	26,776
Net cash provided by operating activities	37,521	89,910
Investing activities:
Utility plant expenditures	(177,189)	(144,588)
Life insurance proceeds	—	6,688
Purchase of life insurance contracts	—	(6,688)
Asset acquisition	(102)	(6,319)
Net cash used in investing activities	(177,291)	(150,907)
Financing activities:
Short-term borrowings, net of issuance costs of $1,552 for 2023 and $0 for 2022	148,448	55,000
Repayment of short-term borrowings	(90,000)	(20,000)
Repayment of long-term debt	(1,333)	(1,313)
Advances and contributions in aid of construction	9,129	13,142
Refunds of advances for construction	(4,791)	(4,508)
Repurchase of common stock	(1,650)	(1,786)
Issuance of common stock, net	113,921	31,268
Dividends paid	(29,027)	(26,881)
Distribution to noncontrolling interest	(288)	(348)
Net cash provided by financing activities	144,409	44,574
Change in cash, cash equivalents, and restricted cash	4,639	(16,423)
Cash, cash equivalents, and restricted cash at beginning of period	85,025	80,653
Cash, cash equivalents, and restricted cash at end of period	$89,664	$64,230
Supplemental information:
Cash paid for interest (net of amounts capitalized)	$23,677	$18,618
Supplemental disclosure of non-cash activities:
Accrued payables for investments in utility plant	$49,452	$56,522
Utility plant contribution by developers	$15,312	$9,866

 See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

CALIFORNIA WATER SERVICE GROUP
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2023
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

Basis of Presentation

The unaudited condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission (SEC) and therefore do not contain all of the information and footnotes required by GAAP and the SEC for annual financial statements. Interim financial information includes the Company's accounts and those of its wholly and non-wholly owned subsidiaries. The non-wholly owned subsidiary was consolidated using the voting interest model as the Company owns a majority of the non-wholly owned subsidiary's voting interests. The interim unaudited condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2022 as filed with the SEC on March 1, 2023.

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
Noncontrolling Interests
Noncontrolling interests in the Company’s condensed consolidated financial statements represents a 5.6% interest not owned by Texas Water in a consolidated subsidiary. Since the Company controls this subsidiary, its financial statements are consolidated with those of the Company, and the noncontrolling owner’s 5.6% share of the subsidiary’s net assets and results of operations is deducted and reported as noncontrolling interests on the condensed consolidated balance sheet and as net loss attributable to noncontrolling interests in the condensed consolidated statement of operations. The Company reports noncontrolling interests in consolidated entities as a component of equity separate from the Company’s equity. The Company’s net income (loss) attributable to California Water Service Group excludes the net loss attributable to the noncontrolling interests.

Note 2. Summary of Significant Accounting Policies
Operating revenue
The following tables disaggregate the Company’s operating revenue by source for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30
	2023	2022
Revenue from contracts with customers	$194,206	$198,660
Regulatory balancing account revenue	(162)	7,534
Total operating revenue	$194,044	$206,194

	Six Months Ended June 30
	2023	2022
Revenue from contracts with customers	$339,431	$357,592
Regulatory balancing account revenue	(14,287)	21,595
Total operating revenue	$325,144	$379,187
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

In the following tables, revenue from contracts with customers is disaggregated by class of customers for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30
	2023	2022
Residential	$108,741	$116,638
Business	37,846	39,278
Multiple residential	16,504	16,193
Industrial	5,874	6,314
Public authorities	8,991	10,884
Other (a)	16,250	9,353
Total revenue from contracts with customers	$194,206	$198,660

	Six Months Ended June 30
	2023	2022
Residential	$192,775	$208,380
Business	69,820	71,441
Multiple residential	31,501	31,010
Industrial	11,508	12,087
Public authorities	15,416	17,869
Other (a)	18,411	16,805
Total revenue from contracts with customers	$339,431	$357,592
(a) Other includes accrued unbilled revenue.
Regulatory balancing account revenue
Regulatory balancing account revenue is revenue related to revenue mechanisms authorized in California by the California Public Utilities Commission (CPUC), which allow the Company to recognize revenue when it is objectively determinable, probable of recovery and expected to be collected within 24 months following the end of the accounting period, and are not considered contracts with customers. To the extent that revenue is estimated to be collectible beyond 24 months, recognition is deferred. Due to a delay in resolution of the most recent Cal Water General Rate Case (GRC) filing (2021 GRC Filing), the Company did not benefit from any regulatory revenue mechanisms in the first six months of 2023. For 2022, the Company's authorized regulatory revenue mechanisms included the Water Revenue Adjustment Mechanism (WRAM).
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
The CPUC issued a decision effective August 27, 2020 requiring that Class A companies submitting GRC filings after the effective date be (i) precluded from proposing the use of a full decoupling WRAM in their next GRCs and (ii) allowed the use of Monterey-Style Water Revenue Adjustment Mechanisms (MWRAM). In addition, the CPUC's decision allowed for Incremental Cost Balancing Accounts (ICBAs) to replace the MCBA. The MWRAM tracks the difference between the revenue received for actual metered sales through the tiered volumetric rate and the revenue that would have been received with the same actual metered sales if a uniform rate had been in effect. The ICBA tracks differences between the authorized per-unit prices of water production costs and actual per-unit prices of water production costs. Cal Water complied with this decision in its 2021 GRC Filing and expects the MWRAM to be approved and effective retroactive to January 1, 2023. For the first six months of 2023, the Company did not record a regulatory asset or regulatory liability for the MWRAM or ICBAs.
Non-regulated Revenue
The following tables disaggregate the Company’s non-regulated revenue by source for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30
	2023	2022
Operating and maintenance revenue	$3,075	$3,233
Other non-regulated revenue	800	3,081
Non-regulated revenue from contracts with customers	3,875	6,314
Lease revenue	610	688
Total non-regulated revenue	$4,485	$7,002

	Six Months Ended June 30
	2023	2022
Operating and maintenance revenue	$6,310	$6,638
Other non-regulated revenue	1,582	4,231
Non-regulated revenue from contracts with customers	7,892	10,869
Lease revenue	1,216	1,330
Total non-regulated revenue	$9,108	$12,199
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
The following table presents the activity in the allowance for credit losses for the 6-month period ended June 30, 2023 and 12-month period ended December 31, 2022:

Allowance for credit losses	June 30, 2023	December 31, 2022
Beginning balance	$5,629	$3,743
Provision for credit loss expense	1,640	5,887
Write-offs	(3,073)	(4,380)
Recoveries	302	379
Total ending allowance balance	$4,498	$5,629
Cash, Cash Equivalents, and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents, and restricted cash within the Condensed Consolidated Balance Sheets that sum to the total of the same such amounts shown on the Condensed Consolidated Statements of Cash Flows (see Note 10 for further details on restricted cash):

	June 30, 2023	December 31, 2022
Cash and cash equivalents	$55,595	$62,100
Restricted cash	34,069	22,925
Total cash, cash equivalents, and restricted cash shown in the statements of cash flows	$89,664	$85,025
Note 3. Stock-based Compensation
The Company's equity incentive plan was approved and amended by stockholders on April 27, 2005 and May 20, 2014, respectively. The Company is authorized to issue awards up to 2,000,000 shares of common stock.
During the first six months of 2023, the Company granted Restricted Stock Awards (RSAs) to Officers and members of the Board of Directors. An RSA share represents the right to receive a restricted share of the Company's common stock and is valued based on the fair market value of the Company's common stock at the date of grant. RSAs granted to Officers vest over 36 months with the first year cliff vesting. In general, RSAs granted to Board members vest at the end of 12 months. The RSAs are recognized as expense evenly over 36 months for the shares granted to Officers and 12 months for the shares granted to Board members. As of June 30, 2023, there was approximately $3.2 million of total unrecognized compensation cost related to RSAs. The cost is expected to be recognized over a weighted average period of 1.8 years.
A summary of the status of the outstanding RSAs as of June 30, 2023 is presented below:

	Number of RSA Shares	Weighted-Average Grant-Date Fair Value
RSAs at January 1, 2023	52,066	$55.77
Granted	42,767	55.47
Vested	(33,155)	55.82
Forfeited	—	—
RSAs at June 30, 2023	61,678	$55.54
During the first six months of 2023, the Company granted performance-based Restricted Stock Units (RSUs) to Officers. An RSU represents the right to receive a share of the Company's common stock. Each award reflects a target number shares of common stock that may be issued to the award recipient. The 2023 awards may be earned upon the completion of a 3-year performance period. Whether RSUs are earned at the end of the performance period will be determined based on the achievement of certain performance objectives set by the Organization and Compensation Committee of the Board of Directors in connection with the issuance of the RSUs. The performance objectives are based on the Company's business plan covering the performance period. The performance objectives include achieving the budgeted return on equity, growth in stockholders' equity, and environmental, social, and governance targets. Depending on the results achieved during the 3-year performance period, the actual number of shares that a grant recipient receives at the end of the performance period may range from 0% to 200% of the target shares granted, provided that the grantee is continuously employed by the Company through the vesting date. If prior to the vesting date employment is terminated by reason of death, disability or normal retirement, then a pro rata portion of this award will vest. The RSUs are recognized as expense ratably over the 3-year performance period using a fair market value of the Company's common share at the date of grant and an estimated number of RSUs that will vest during the performance period. As of June 30, 2023, there was approximately $3.5 million of total unrecognized compensation cost related to RSUs. The cost is expected to be recognized over a weighted average period of 1.8 years.
A summary of the status of the outstanding RSUs as of June 30, 2023 is presented below:

	Number of RSU Shares	Weighted-Average Grant-Date Fair Value
RSUs at January 1, 2023	92,625	$54.06
Granted	43,633	55.48
Performance criteria adjustment	14,822	56.84
Vested	(40,589)	56.84
Forfeited	(9,250)	53.66
RSUs at June 30, 2023	101,241	$55.38
The Company has recorded compensation costs for the RSAs and RSUs that are included in administrative and general operating expenses in the amount of $1.4 million and $1.5 million for the three months ended June 30, 2023 and 2022, respectively. For the six months ended June 30, 2023 and 2022, the Company has recorded compensation costs for the RSAs and RSUs in the amount of $1.5 million and $2.0 million, respectively.
Note 4. Equity
On April 29, 2022, the Company entered into an equity distribution agreement to sell shares of its common stock having an aggregate gross sales price of up to $350.0 million from time to time depending on market conditions through an at-the-market equity program over the next three years. The Company intends to use the net proceeds from these sales, after deducting commissions on such sales and offering expenses, for general corporate purposes, which may include working capital, construction and acquisition expenditures, investments and repurchases, and redemptions of securities. The Company sold 1,699,849 shares of common stock through its at-the-market equity program and raised proceeds of $94.5 million, net of $1.0 million in commissions paid under the equity distribution agreement, during the three months ended June 30, 2023. During the three months ended June 30, 2022, the Company sold 574,634 shares of common stock through its at-the-market equity program and raised proceeds of $30.2 million net of $0.3 million in commissions paid under the equity distribution agreement.
The Company sold 2,025,891 shares of common stock through its at-the-market equity program and raised proceeds of $112.7 million net of $1.1 million in commissions paid under the equity distribution agreement during the six months ended June 30, 2023. During the six months ended June 30, 2022, the Company sold 574,634 shares of common stock through its at-the-market equity program and raised proceeds of $30.2 million net of $0.3 million in commissions paid under the equity distribution agreement.
As approved by the Company's stockholders at the 2022 Annual Meeting, effective July 26, 2022, the aggregate number of shares of common stock which the Company shall have authority to issue was increased from 68.0 million shares to 136.0 million shares. All of said 136.0 million shares shall be of one and the same series, namely shares with par value of $0.01 per share.

The Company’s changes in total equity for the six months ended June 30, 2023 and 2022 were as follows:

	Six months ended June 30, 2023
	Common Stock		Additional Paid-in Capital	Retained Earnings	Noncontrolling Interests	Total Equity
	Shares	Amount
	(In thousands)
Balance at January 1, 2023	55,598	$556	$760,336	$556,698	$4,804	$1,322,394
Net loss	—	—	—	(22,211)	(123)	(22,334)
Issuance of common stock	420	4	18,922	—	—	18,926
Repurchase of common stock	(27)	—	(1,542)	—	—	(1,542)
Dividends paid on common stock ($0.2600 per share)	—	—	—	(14,456)	—	(14,456)
Investment in business with noncontrolling interest	—	—	(111)	—	111	—
Balance at March 31, 2023	55,991	560	777,605	520,031	4,792	1,302,988
Net income (loss)	—	—	—	9,556	(109)	9,447
Issuance of common stock	1,713	17	96,482	—	—	96,499
Repurchase of common stock	(2)	—	(108)	—	—	(108)
Dividends paid on common stock ($0.2600 per share)	—	—	—	(14,571)	—	(14,571)
Investment in business with noncontrolling interest	—	—	(56)	—	56	—
Distribution to noncontrolling interest	—	—	—	—	(288)	(288)
Balance at June 30, 2023	57,702	577	873,923	515,016	4,451	1,393,967

	Six months ended June 30, 2022
	Common Stock		Additional Paid-in Capital	Retained Earnings	Noncontrolling Interests	Total Equity
	Shares	Amount
	(In thousands)
Balance at January 1, 2022	53,716	$537	$651,121	$514,873	$5,386	$1,171,917
Net income (loss)	—	—	—	1,086	(192)	894
Issuance of common stock	85	1	1,106	—	—	1,107
Repurchase of common stock	(28)	—	(1,674)	—	—	(1,674)
Dividends paid on common stock ($0.2500 per share)	—	—	—	(13,429)	—	(13,429)
Investment in business with noncontrolling interest	—	—	(54)	—	54	—
Balance at March 31, 2022	53,773	538	650,499	502,530	5,248	1,158,815
Net income (loss)	—	—	—	19,484	(269)	19,215
Issuance of common stock	585	6	32,118	—	—	32,124
Repurchase of common stock	(2)	—	(111)	—	—	(111)
Dividends paid on common stock ($0.2500 per share)	—	—	—	(13,452)	—	(13,452)
Investment in business with noncontrolling interest	—	—	(153)	—	153	—
Distribution to noncontrolling interest	—	—	—	—	(348)	(348)
Balance at June 30, 2022	54,356	544	682,353	508,562	4,784	1,196,243

Note 5. Earnings (Loss) Per Share of Common Stock
The computations of basic and diluted earnings (loss) per share of common stock are noted in the tables below. Basic earnings (loss) per share of common stock is computed by dividing the net income (loss) attributable to California Water Service Group by the weighted average number of common shares outstanding during the period. RSAs are included in the weighted average common shares outstanding because the shares have all the same voting and dividend rights as issued and unrestricted common stock. Certain outstanding equity instruments are not included in the diluted earnings (loss) per share calculation because their inclusion would have been anti-dilutive.

	Three Months Ended June 30
	2023	2022
	(In thousands, except per share data)
Net income	$9,447	$19,215
Net loss attributable to noncontrolling interests	$(109)	$(269)
Net income attributable to California Water Service Group	$9,556	$19,484
Weighted average common shares outstanding, basic	56,692	54,007
Weighted average common shares outstanding, dilutive	56,730	54,042
Earnings per share of common stock - basic	$0.17	$0.36
Earnings per share of common stock - diluted	$0.17	$0.36

	Six Months Ended June 30
	2023	2022
	(In thousands, except per share data)
Net (loss) income	$(12,887)	$20,109
Net loss attributable to noncontrolling interests	$(232)	$(461)
Net (loss) income attributable to California Water Service Group	$(12,655)	$20,570
Weighted average common shares outstanding, basic	56,182	53,870
Weighted average common shares outstanding, dilutive	56,182	53,918
(Loss) earnings per share of common stock - basic	$(0.23)	$0.38
(Loss) earnings per share of common stock - diluted	$(0.23)	$0.38
Note 6. Pension Plan and Other Postretirement Benefits
The Company provides a qualified, defined-benefit, non-contributory pension plan for substantially all employees. The Company makes annual contributions to fund amounts accrued for the qualified pension plan. The Company also maintains an unfunded, non-qualified, supplemental executive retirement plan. The costs of the plans are charged to expense or are capitalized in utility plant as appropriate.

The Company offers medical, dental, vision, and life insurance benefits for retirees and their spouses and dependents. Participants are required to pay a premium, which offsets a portion of the cost.

Cash contributions made by the Company to the pension plans were $2.9 million and $8.8 million for the six months ended June 30, 2023 and 2022, respectively. Cash contributions made by the Company to the other postretirement benefit plans were $0.2 million and $0.3 million for the six months ended June 30, 2023 and 2022, respectively. The total 2023 estimated cash contribution to the pension plans and other postretirement benefits plans are expected to be approximately $2.9 million and $0.2 million, respectively.

The following tables list components of net periodic benefit costs for the pension plans and other postretirement benefits. The data listed under “pension plan” includes the qualified pension plan and the non-qualified supplemental executive retirement plan. The data listed under “other benefits” is for all other postretirement benefits.

	Three Months Ended June 30
	Pension Plan		Other Benefits
	2023	2022	2023	2022
Service cost	$6,046	$9,235	$1,126	$1,683
Interest cost	8,746	6,329	1,297	1,008
Expected return on plan assets	(13,421)	(11,307)	(2,636)	(2,482)
Amortization of prior service cost	131	242	39	39
Recognized net actuarial (gain) loss	(637)	999	(581)	(228)
Net periodic benefit cost (benefit)	$865	$5,498	$(755)	$20

	Six Months Ended June 30
	Pension Plan		Other Benefits
	2023	2022	2023	2022
Service cost	$12,092	$18,470	$2,252	$3,366
Interest cost	17,492	12,658	2,595	2,016
Expected return on plan assets	(26,842)	(22,614)	(5,271)	(4,964)
Amortization of prior service cost	262	484	77	78
Recognized net actuarial loss	(1,274)	1,998	(1,163)	(456)
Net periodic benefit cost	$1,730	$10,996	$(1,510)	$40
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
The Company and Cal Water facilities contain affirmative and negative covenants and events of default customary for credit facilities of this type including, among other things, limitations and prohibitions relating to additional indebtedness, liens, mergers, and asset sales. Also, the Company and Cal Water facilities contain financial covenants governing the Company and its subsidiaries' consolidated total capitalization ratio and interest coverage ratio. As of June 30, 2023, the Company and Cal Water are in compliance with all of the covenant requirements and are eligible to use the full amount of the undrawn portion of the Company and Cal Water facilities, as applicable.
The outstanding borrowings on the Company facility as of each of June 30, 2023 and December 31, 2022 were $35.0 million. Outstanding borrowings on the Cal Water facility as of June 30, 2023 and December 31, 2022 were $95.0 million and $35.0 million, respectively. The average borrowing rate for borrowings on the Company and Cal Water facilities during the six months ended June 30, 2023 was 5.78% compared to 1.35% for the same period last year.
Note 8. Income Taxes
The Company adjusts its effective tax rate each quarter to be consistent with the estimated annual effective tax rate. The Company also records the tax effect of unusual or infrequently occurring discrete items.
The provision for income taxes is shown in the tables below:

	Three Months Ended June 30
	2023	2022
Income tax expense	$1,774	$1,799

	Six Months Ended June 30
	2023	2022
Income tax (benefit) expense	$(2,076)	$894
Income tax benefit increased $3.0 million to $2.1 million for the first six months of 2023 as compared to $0.9 million income tax expense for the first six months of 2022, primarily due to an increase in the pre-tax loss in the first six months of 2023 as compared to 2022.
The Company’s effective tax rate was 14.9% before discrete items as of June 30, 2023 and 11.5% as of June 30, 2022. The increase in the effective tax rate was primarily due to a decrease in the refunds of excess deferred federal income taxes.
The Company had unrecognized tax benefits of approximately $14.4 million and $16.5 million as of June 30, 2023 and 2022, respectively. Included in the balance of unrecognized tax benefits as of June 30, 2023 and 2022, is $4.6 million and $4.2 million, respectively, of tax benefits that, if recognized, would result in an adjustment to the Company’s effective tax rate. The Company does not expect its unrecognized tax benefits to change significantly within the next 12 months.

Note 9. Regulatory Assets and Liabilities
Regulatory assets and liabilities were comprised of the following as of June 30, 2023 and December 31, 2022:

	Recovery Period	June 30, 2023	December 31, 2022
Regulatory Assets
Retiree group health	Indefinite	$—	$171
Property-related temporary differences (tax benefits flowed through to customers)	Indefinite	143,546	143,546
Other accrued benefits	Indefinite	26,085	24,946
Net WRAM and MCBA long-term accounts receivable	Various	45,034	41,558
Asset retirement obligations, net	Indefinite	26,129	24,548
Interim rates memorandum account (IRMA) long-term accounts receivable	1 - 2 years	3,416	3,682
Tank coating	Various	18,920	16,395
Recoverable property losses	Various	2,890	3,144
PCBA	Various	3,933	19,091
General district balancing account receivable	1 year	387	377
Customer assistance program (CAP) and Rate support fund (RSF) accounts receivable	1 year	3,281	2,965
Other regulatory assets	Various	2,971	3,197
Total Regulatory Assets		$276,592	$283,620

Regulatory Liabilities
Future tax benefits due to customers		$131,218	$131,155
Pension and retiree group health		58,678	58,678
HCBA		3,041	14,318
PCBA		3,862	—
CEBA		912	6,036
Net WRAM and MCBA long-term payable		1,826	172
Other components of net periodic benefit cost		6,040	2,475
Other regulatory liabilities		1,394	845
Total Regulatory Liabilities		$206,971	$213,679
Short-term regulatory assets and liabilities are excluded from the above table.
The short-term regulatory assets were $61.3 million as of June 30, 2023 and $66.8 million as of December 31, 2022. The short-term regulatory assets as of June 30, 2023 primarily consist of net WRAM and MCBA and PCBA receivables. As of December 31, 2022, the short-term regulatory assets primarily consist of net WRAM and MCBA, IRMA, and PCBA receivables.
The short-term portions of regulatory liabilities were $29.3 million as of June 30, 2023 and $12.2 million as of December 31, 2022. The short-term regulatory liabilities as of June 30, 2023 primarily consist of TCJA, HCBA and CEBA liabilities. As of December 31, 2022, the short-term regulatory liabilities primarily consist of TCJA liabilities.

Note 10. Commitments and Contingencies
Commitments
The Company has significant commitments to purchase water from water wholesalers. The Company also has operating and finance leases for water systems, offices, land easements, licenses, equipment, and other facilities. These commitments and leases are described in the Company's Annual Report on Form 10-K for the year ended December 31, 2022.
On August 16, 2022, BVRT Utility Holding Company (BVRT), a majority owned subsidiary of Texas Water, entered into a long-term water supply agreement with the Guadalupe Blanco River Authority (GBRA) through its wholly owned subsidiary, Camino Real Utility (Camino Real). The Company has provided a limited guarantee to GBRA for the agreed upon obligations. GBRA is a water conservation and reclamation district established by the Texas Legislature that oversees water resources for 10 counties. Under the terms of the agreement with GBRA, Camino Real is contracted to receive up to 2,419 acre-feet of potable water annually. The GBRA agreement involves four off-takers, including Camino Real, and GBRA plans to extend a potable water pipeline from the City of Lockhart to the City of Mustang Ridge and surrounding areas. Camino Real is contracted to be the utility service provider in this area of the Austin metropolitan region and to provide potable water, recycled water, and wastewater services to portions of the City of Mustang Ridge and surrounding areas. In 2022, Camino Real committed $21.5 million for its share of the cost of the pipeline project and committed an additional $11.1 million for its share of the cost of the pipeline project in January of 2023. As of June 30, 2023, this committed cash has not been transferred to GBRA and is classified as part of restricted cash on the Condensed Consolidated Balance Sheets. The Company currently expects this committed cash to be transferred to GBRA in the latter half of 2023.
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
Other Legal Matters
From time to time, the Company is involved in various disputes and litigation matters that arise in the ordinary course of business. The status of each significant matter is reviewed and assessed for potential financial exposure. If the potential loss from any claim or legal proceeding is considered probable and the amount of the range of loss can be estimated, a liability is accrued for the estimated loss in accordance with the accounting standards for contingencies. Legal proceedings are subject to uncertainties, and the outcomes are difficult to predict. Because of such uncertainties, accruals are based on the best information available at the time. While the outcome of these disputes and litigation matters cannot be predicted with any certainty, management does not believe, when taking into account existing reserves, the ultimate resolution of these matters will materially affect the Company’s financial position, results of operations, or cash flows. As of June 30, 2023 and December 31, 2022, the Company recognized a liability of $5.1 million and $5.3 million, respectively, prior to insurance recoveries, for known legal matters primarily due to potable water leaks and other work-related legal matters. The cost of litigation is expensed as incurred and any settlement is first offset against such costs. Any settlement in excess of the cost to litigate is accounted for on a case by case basis, dependent on the nature of the settlement.

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

	June 30, 2023
		Fair Value
	Cost	Level 1	Level 2	Level 3	Total
Long-term debt, including current maturities, net	$1,053,895	—	$981,993	—	$981,993

	December 31, 2022
		Fair Value
	Cost	Level 1	Level 2	Level 3	Total
Long-term debt, including current maturities, net	$1,055,797	$—	$977,227	$—	$977,227

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
The corrections to the Company’s retained earnings and total equity as of June 30, 2022 and March 31, 2022, reported in note 4, were as follows:

	As of June 30, 2022
	As Previously Reported	Corrections	As Corrected
	(In thousands)
Retained earnings	$519,625	$(11,063)	$508,562
Total equity	$1,207,306	$(11,063)	$1,196,243

	As of March 31, 2022
	As Previously Reported	Corrections	As Corrected
	(In thousands)
Retained earnings	$513,593	$(11,063)	$502,530
Total equity	$1,169,878	$(11,063)	$1,158,815
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
•the outcome and timeliness of regulatory commissions' actions concerning rate relief and other matters, including with respect to our 2021 GRC Filing;
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
•the impact of stagnating or worsening business and economic conditions, including inflationary pressures, general economic slowdown or a recession, increasing interest rates, instability of certain financial institutions, and changes in monetary policy, and the prospect of a shutdown of the U.S. federal government;
•the impact of market conditions and volatility on unrealized gains or losses on our non-qualified benefit plan investments and our operating results;
•the impact of weather and timing of meter reads on our accrued unbilled revenue;

•the impact of evolving legal and regulatory requirements, including emerging environmental, social and governance requirements; and
•the risks set forth in “Risk Factors” included in the Company's Annual Report on Form 10-K for the year ended December 31, 2022.
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
For the six months ended June 30, 2023, there were no changes in the methodology for computing critical accounting estimates, no additional accounting estimates met the standards for critical accounting policies, and there were no material changes to the important assumptions underlying the critical accounting estimates.
2021 GRC FILING
On July 2, 2021, Cal Water filed its 2021 GRC requesting water infrastructure improvements of $1.0 billion in accordance with the rate case plan for all of its regulated operating districts (except Grand Oaks) for the years 2022, 2023, and 2024. A partial settlement with the California Public Advocates Office primarily addressing non-revenue matters was submitted on September 2, 2022. The CPUC continues to evaluate the proposal along with proposals of other parties. A final decision on the case was previously expected to be issued in late 2022 in accordance with the CPUC's rate case plan, with new rates going into effect on January 1, 2023; however, due to unspecified delays at the CPUC, the timing of a final decision is uncertain. In June of 2023, the CPUC issued a decision extending its statutory deadline to issue a final decision until December 31, 2023. Normally, the CPUC is subject to a requirement to process applications within 18 months of filing. In our experience, it is the CPUC's practice to extend its statutory deadline, in some cases multiple times, as needed. On July 13, 2023, the CPUC co-assigned a second Administrative Law Judge (ALJ) to the Cal Water GRC to facilitate the process.
As part of the 2021 GRC Filing, Cal Water has proposed the use of a MWRAM and ICBA as the CPUC issued a decision effective August 27, 2020 requiring that Class A companies submitting GRC filings after the effective date be (i) precluded from proposing the use of a full decoupling WRAM in their next GRCs and (ii) allowed the use of MWRAM. In addition, the CPUC's decision allowed ICBAs to replace the MCBA. We expect the MWRAM to be implemented in 2023 and effective retroactive back to January 1, 2023. For the first six months of 2023, we did not record a regulatory asset or regulatory liability for the MWRAM and ICBA mechanisms. In addition, we did not record WRAM or MCBA adjustments in the first six months of 2023, as the mechanisms concluded on December 31, 2022.

INTERIM RATES MEMORANDUM ACCOUNT (IRMA), MWRAM, AND DROUGHT RESPONSE MEMORANDUM ACCOUNT (DREMA)
The IRMA tracks the difference between the current rates that continue to be billed starting January 1, 2023 (considered to be interim rates), and the rates that will eventually be approved pursuant to the CPUC's decision concerning Cal Water's 2021 GRC Filing plus any additional revenue changes approved since July 1, 2021 (final rates).
The MWRAM tracks the difference between the revenue received for actual metered sales through the tiered volumetric rate and the revenue that would have been received with the same actual metered sales if a uniform rate had been in effect. Cal Water expects the MWRAM to be effective retroactive to January 1, 2023.
The DREMA tracks lost revenues associated with reduced sales revenue when customer demand is affected by requests for voluntary and mandatory usage reductions in California and is in effect for us in 2023 when our regulated service territories in California are under voluntary and mandatory usage reductions. The final value of the DREMA will depend on the resolution of the 2021 GRC Filing.
Operating revenue for the first six months of 2023 does not include any benefit of new revenue mechanisms (MWRAM and DREMA) or rate relief (tracked in the IRMA) due to the delay in the approval of our 2021 GRC Filing. We currently estimate the adverse impact of the delayed decision on six months ended June 30, 2023 operating revenue to be between approximately $43.0 million and $63.0 million. For the second quarter of 2023, we estimate the adverse impact of the delayed decision on operating revenue to be between approximately $19.0 million and $29.0 million. These estimates are based on the current positions of the parties to the 2021 GRC Filing and consumption driven regulatory mechanisms.
RESULTS OF SECOND QUARTER 2023 OPERATIONS
COMPARED TO SECOND QUARTER 2022 OPERATIONS
Dollar amounts in thousands, unless otherwise stated
Overview
Net Income Attributable to California Water Service Group
Net income attributable to California Water Service Group for the second quarter of 2023 was $9.6 million or $0.17 earnings per diluted common share, compared to net income of $19.5 million or $0.36 earnings per diluted common share for the second quarter of 2022.
The $9.9 million decrease in net income was primarily due to a decrease in operating revenue of $12.2 million partially offset by a decrease in total operating expenses of $0.8 million. The total operating expense decrease was primarily due to a decrease in other operations expenses of $3.6 million, and a decrease in income tax expense of $1.2 million. These decreases were partially offset by increases in administrative and general expense of $2.3 million, depreciation and amortization expenses of $1.0 million, property and other taxes of $1.0 million, and maintenance expenses of $0.4 million. Additionally, there was an increase of $3.3 million in net other income, primarily due to a $1.0 million unrealized gain on non-qualified benefit plan investments during the second quarter of 2023 compared to a $4.2 million unrealized loss on certain non-qualified benefit plan investments in the second quarter of 2022, which was partially offset by a $2.3 million decrease related to a gain on company owned life insurance recorded in 2022.
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

Operating Revenue
Operating revenue decreased $12.2 million, or 5.9%, to $194.0 million in the second quarter of 2023 as compared to the second quarter of 2022, with such change attributed to the following:

Net change due to rate changes, usage, and other (1)	$(4,105)
WRAM revenue (2)	(7,464)
MCBA revenue (3)	313
Other balancing account revenue (4)	2,163
Deferral of revenue (5)	(3,057)
Net operating revenue decrease	$(12,150)
1.The net change due to rate changes, usage, and other in the above table was primarily driven by a 10.4% decrease in customer usage, which we believe is primarily due to water conservation compared to the same period in 2022. The decrease was partially offset by rate increases in California of $3.4 million.
2.WRAM revenue decrease is due to the mechanism concluding as of December 31, 2022; as a result, no WRAM revenue was recorded for the second quarter of 2023. In the second quarter of 2022, we recognized $7.5 million of WRAM revenue as actual billed volumetric revenue was lower than adopted volumetric revenue.
3.MCBA revenue increase is due to the mechanism concluding as of December 31, 2022; as a result, no MCBA revenue was recorded for the second quarter of 2023.
4.The other balancing account revenue consists of the pension, conservation and health care balancing account revenues. Pension and conservation balancing account revenues are the differences between actual expenses and adopted rate recovery. Health care balancing account revenue is 85% of the difference between actual health care expenses and adopted rate recovery. In the second quarter of 2023, the adjustments for these balancing accounts were recorded as an increase to the originating expense accounts of $2.8 million rather than as an operating revenue decrease. In the second quarter of 2022, actual conservation, pension and health care costs were below the adopted costs and a decrease to revenue of $1.8 million was recognized for the difference.
5.The deferral of revenue consists of amounts that are expected to be collected from customers beyond 24 months following the end of the accounting period. The deferral increased in the second quarter of 2023 as compared to the second quarter of 2022 primarily due to an increase in balancing account revenue expected to be collected beyond 24 months following the accounting period end.
Total Operating Expenses
Total operating expenses decreased $0.8 million, or 0.5%, to $178.1 million in the second quarter of 2023, as compared to $178.9 million in the second quarter of 2022.
Water production cost consists of purchased water, purchased power, and pump taxes. It represents the largest component of total operating expenses, accounting for approximately 39.8% of total operating expenses for the second quarter of 2023, as compared to 39.6% of total operating expenses for the second quarter of 2022.
Sources of water as a percent of total water production are listed in the following table:

	Three Months Ended June 30
	2023	2022
Well production	48%	49%
Purchased	47%	48%
Surface	5%	3%
Total	100%	100%

The components of water production costs are shown in the table below:

	Three Months Ended June 30
	2023	2022	Change
Purchased water	$55,930	$55,929	$1
Purchased power	10,831	11,144	(313)
Pump taxes	4,106	3,834	272
Total	$70,867	$70,907	$(40)
Administrative and general expense increased $2.3 million, or 7.0%, to $35.0 million in the second quarter of 2023, as compared to $32.7 million in the second quarter of 2022. The increase was primarily due to $1.9 million in higher employee labor costs primarily driven by annual increases in employee wages.
Other operations expenses decreased $3.6 million, or 12.2%, to $25.8 million in the second quarter of 2023, as compared to $29.4 million in the second quarter of 2022. The decrease was primarily due to an increase in deferred costs associated with deferred revenue of $2.5 million (see deferral of revenue above) and a $1.7 million decrease in bad debt costs.
Maintenance expense decreased $0.4 million, or 5.9%, to $7.2 million in the second quarter of 2023, as compared to $7.6 million in the second quarter of 2022, due to a decline in repairs of mains and services.
Depreciation and amortization expense increased $1.0 million, or 3.6%, to $29.8 million in the second quarter of 2023, as compared to $28.8 million in the second quarter of 2022, mostly due to utility plant placed in service in 2022.
Income tax expense decreased $1.2 million to $0.3 million in the second quarter of 2023, as compared to $1.5 million in the second quarter of 2022. The decrease was primarily due to a decrease in pre-tax net operating income in the second quarter of 2023 as compared to the prior year.
Property and other taxes increased $1.0 million to $9.1 million in the second quarter of 2023, as compared to $8.1 million in the same period of 2022, mostly due to an increase in assessed property values for utility plant in service.
Other Income and Expenses
Net other income increased $3.3 million to $6.2 million in the second quarter of 2023, as compared to a net other income of $2.9 million in the second quarter of 2022, due primarily to a $5.2 million increase in unrealized gains on non-qualified benefit plan investments, which was partially offset by a $2.3 million decrease related to a gain on company owned life insurance recorded in 2022.
Interest Expense
Net interest expense increased $1.7 million, or 15.4%, to $12.7 million in the second quarter of 2023, as compared to $11.0 million in the second quarter of 2022. The increase was primarily due to an increase in short-term borrowing rates and higher outstanding line of credit balances.
RESULTS OF THE SIX MONTHS ENDED JUNE 30, 2023 OPERATIONS
COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2022 OPERATIONS
Dollar amounts in thousands, unless otherwise stated
Overview
Net (Loss) Income Attributable to California Water Service Group
Net loss attributable to California Water Service Group for the first six months of 2023 was $12.7 million or $0.23 loss per diluted common share, compared to net income of $20.6 million or $0.38 earnings per diluted common share for the first six months of 2022.
The $33.3 million decrease in net income was primarily due to a decrease in operating revenue of $54.1 million partially offset by a decrease in total operating expenses of $16.1 million. The total operating expense decrease was primarily due to a decrease in water production costs of $6.6 million, a decrease in other operations expenses of $12.9 million, and an increase in income tax benefit of $5.4 million. These decreases were partially offset by increases in administrative and general expense of $4.9 million, depreciation and amortization expenses of $2.2 million, and property and other taxes of $1.5 million. Additionally, there was an increase of $7.8 million in net other income, primarily due to a $2.6 million unrealized gain on non-qualified benefit plan investments during the first six months 2023 compared to a $7.2 million unrealized loss on certain non-qualified benefit plan investments in the first six months of 2022, which was partially offset by a $2.7 million decrease related to a gain on company owned life insurance recorded in 2022.
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
Operating Revenue
Operating revenue decreased $54.1 million, or 14.3%, to $325.1 million for the first six months of 2023 as compared to the first six months of 2022, with such change attributed to the following:

Net change due to rate changes, usage, and other (1)	$(17,015)
WRAM revenue (2)	(11,246)
MCBA revenue (3)	(7,977)
Other balancing account revenue (4)	4,010
Deferral of revenue (5)	(21,815)
Net operating revenue decrease	$(54,043)
1.The net change due to rate changes, usage, and other in the above table was primarily driven by a 9.7% decrease in customer usage, which we believe is primarily due to higher winter precipitation in our California service territories and water conservation compared to the same period in 2022. The decrease was partially offset by rate increases in California of $5.0 million.
2.WRAM revenue decrease is due to the mechanism concluding as of December 31, 2022; as a result, no WRAM revenue was recorded for the first six months of 2023. In the first six months of 2022, we recognized $11.2 million of WRAM revenue as actual billed volumetric revenue was lower than adopted volumetric revenue.
3.MCBA revenue decrease is due to the mechanism concluding as of December 31, 2022; as a result, no MCBA revenue was recorded for the first six months of 2023. In the first six months of 2022, we recognized $8.0 million of MCBA revenue as actual water production costs were higher than adopted water production costs. As required by the MCBA mechanism, the difference in actual water production costs and adopted water production costs in California was recorded to operating revenue.
4.The other balancing account revenue consists of the pension, conservation and health care balancing account revenues. Pension and conservation balancing account revenues are the differences between actual expenses and adopted rate recovery. Health care balancing account revenue is 85% of the difference between actual health care expenses and adopted rate recovery. In the first six months of 2023, the adjustments for these balancing accounts was recorded as an increase to the originating expense accounts by $6.2 million rather than as an operating revenue decrease. In the first six months of 2022, actual conservation, pension and health care costs were below the adopted costs and a decrease to revenue of $3.9 million was recognized for the difference.
5.The deferral of revenue consists of amounts that are expected to be collected from customers beyond 24 months following the end of the accounting period. The deferral increased in the first six months of 2023 as compared to the first six months of 2022 primarily due to an increase in the net WRAM and MCBA balance and the recovery periods for this net balance extending beyond 24 months from the end of the accounting period as requested in the 2023 WRAM/MCBA advice letter filings.
Total Operating Expenses
Total operating expenses decreased $16.1 million, or 4.7%, to $326.7 million for the first six months of 2023, as compared to $342.8 million for the first six months of 2022.

Water production costs consists of purchased water, purchased power, and pump taxes. It represents the largest component of total operating expenses, accounting for approximately 38.5% of total operating expenses in the first six months of 2023 as compared to 38.6% of total operating expenses in the first six months of 2022. Water production costs decreased 5.0% in the first six months of 2023 as compared to the same period last year primarily due to a 9.7% decrease in customer usage, which we believe is primarily due to higher winter precipitation in our California service territories and water conservation compared to the same period in 2022.
Sources of water as a percent of total water production are listed in the following table:

	Six Months Ended June 30
	2023	2022
Well production	48%	48%
Purchased	48%	48%
Surface	4%	4%
Total	100%	100%
The components of water production costs are shown in the table below:

	Six Months Ended June 30
	2023	2022	Change
Purchased water	$98,668	$104,721	$(6,053)
Purchased power	19,221	19,543	(322)
Pump taxes	7,986	8,181	(195)
Total	$125,875	$132,445	$(6,570)
Administrative and general expenses increased $4.9 million, or 7.4%, to $71.0 million in the first six months of 2023, as compared to $66.1 million in the first six months of 2022. The increase was primarily due to higher labor costs of $4.4 million primarily driven by annual increases in employee wages.
Other operations expenses decreased $12.9 million, or 23.2%, to $42.4 million in the first six months of 2023, as compared to $55.3 million in the first six months of 2022. The decrease was primarily due to an increase in deferred costs associated with deferred revenue of $17.8 million (see deferral of revenue above), which was partially offset by an increase in employee labor costs of $1.9 million.
Maintenance expense increased $0.1 million, or 1.0%, to $15.1 million in the first six months of 2023, as compared to $15.0 million in the first six months of 2022, mostly due to an increase in repair costs of reservoirs, tanks, and equipment.
Depreciation and amortization expense increased $2.2 million, or 3.8%, to $59.7 million in the first six months of 2023, as compared to $57.5 million in the first six months of 2022, mostly due to utility plant placed in service in 2022.
Income tax benefit increased $5.4 million to $5.3 million in the first six months of 2023, as compared to income tax expense of $37.0 thousand in the first six months of 2022. The increase in income tax benefit was primarily due to an increase in the pre-tax operating loss in the first six months of 2023 as compared to the same period of 2022.
Property and other taxes increased $1.5 million to $17.9 million in the first six months of 2023, as compared to $16.4 million in the same period of 2022, mostly due to an increase in assessed property values.
Other Income and Expenses
Net other income increased $7.8 million to $13.4 million in the first six months of 2023, as compared to net other income of $5.6 million in the first six months of 2022, due primarily to a $9.8 million increase in unrealized gains on non-qualified benefit plan investments, which was partially offset by a $2.7 million gain on company owned life insurance in the first six months of 2022.
Interest Expense
Net interest expense increased $2.8 million, or 12.6%, to $24.7 million in the first six months of 2023, as compared to $21.9 million in the first six months of 2022. The increase was due primarily to an increase in short-term borrowing rates and higher outstanding line of credit balances.

REGULATORY MATTERS
California Regulatory Activity
2021 GRC Interim Rates
In June of 2022, Cal Water filed a motion requesting authority for the establishment of an IRMA in the event the CPUC did not issue a final decision for the 2021 GRC Filing in time for new rates to be implemented on January 1, 2023. In November of 2022, the ALJ granted Cal Water’s request for the IRMA. Accordingly, on December 27, 2022, Cal Water requested that the IRMA, which was approved by the CPUC, track the difference between interim rates and final rates. After the CPUC's decision is issued and final rates are implemented, then Cal Water expects to file for recovery of the IRMA. Once approved, customer bills are expected to be adjusted to account for the difference between interim rates and final rates back to January 1, 2023.
In January of 2023, Cal Water filed a motion requesting a modification to the November 2022 ruling to apply an inflationary rate increase to interim rates. In the motion, Cal Water requested inflationary rate increases of 1.5% in Marysville and 4% for all other ratemaking areas except Selma, Travis Air Force Base, and Visalia for whom a rate increase was not requested. In February of 2023, the ALJ granted Cal Water's request. Cal Water implemented the increased interim inflation rates on May 5, 2023.
2021 Cost of Capital Application
On May 3, 2021, after an approved extension from a 2020 due date, Cal Water filed its required application with the CPUC to review its cost of capital for 2022 through 2024. At the time of filing, Cal Water had an approved return on equity of 9.2%, a cost of debt of 5.51%, and a capital structure of 53.4% equity and 46.6% debt. Cal Water requested a return on equity of 10.35%, a cost of debt of 4.23%, and a capital structure of 53.4% equity and 46.6% debt. The California Public Advocates Office recommended a return on equity of 7.81%, a cost of debt of 4.23%, and a capital structure of 49.4% equity and 50.6% debt. Evidentiary hearings were held in May 2022 and the case was submitted to the CPUC at the end of the second quarter of 2022. In the second quarter of 2023, the CPUC issued and adopted a proposed decision for the 2021 Cost of Capital Application. Cal Water was authorized a return on equity of 9.05%, a cost of debt of 4.23%, a capital structure of 53.4% equity and 46.6% debt, and an authorized rate of return of 6.80% for 2023 and 2024. The CPUC also reauthorized the Water Cost of Capital Mechanism (WCCM) which automatically adjusts the rate of return when the Moody’s Utilities Bond Index (Index) fluctuates between cost of capital applications. Because the Index changed in 2022, the WCCM triggered for 2023. Cal Water filed an advice letter to implement new rates based on an authorized 9.57% return on equity, with a 4.23% cost of debt and an authorized rate of return of 7.08% effective July 31, 2023. We currently expect that the 40 basis-point reduction from Cal Water’s current rate of return of 7.48% will negatively impact annual operating revenue by approximately $7.0 million. This estimate is subject to change based on finalization of the 2021 GRC Filing. The WCCM for 2024 will be evaluated in the fourth quarter of 2023 and any resulting change to the California ROE would be effective January 1, 2024.
California Drought Memorandum Account (DRMA)
In June 2021, Cal Water submitted advice letters to request a DRMA to track the incremental operational and administrative costs incurred to further implement updated Rule 14.1 for voluntary conservation measures and Schedule 14.1 for implementation of our Water Shortage Contingency Plan, including activities related to enhanced conservation efforts, staffing, and capital expenditures to ensure a safe, reliable supply of water. The DRMA would also track monies paid by customers for fines, penalties, or other compliance measures associated with water use violations; and penalties paid by Cal Water to its water wholesalers. The DRMA was approved by the CPUC with an effective date of June 14, 2021. As of June 30, 2023, Cal Water has incurred $2.0 million of cumulative DRMA related costs, of which $0.6 million was incurred in the first six months of 2023.
California's Governor issued a drought declaration for all California counties through a series of State of Emergency Proclamations. Given these drought proclamations and then-existing water usage levels in all of its service areas, in 2022 Cal Water activated Stage 2 of the “Water Use Restrictions of its Water Shortage Contingency Plan (WSCP)” of Schedule 14.1 in all of its service areas; as a result, Cal Water saw an increase in DRMA related costs in 2022 and the first six months of 2023.
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
On May 8, 2023, Cal Water deactivated Stage 2 and moved to Stage 1 of Cal Water’s Schedule 14.1 in all regulated service areas.
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
In July of 2023, Cal Water submitted an advice letter to request offsets for increases in purchased water costs, pump taxes, and purchased power costs in 11 of its regulated districts totaling $24.6 million. The new rates are expected to be implemented on July 31, 2023.
WRAM/MCBA Filings
In April and July of 2023, Cal Water submitted advice letters to true up the revenue under-collections for the 2022 annual WRAMs/MCBAs of its regulated districts. A net under-collection of $76.6 million is being recovered from customers in the form of 12, 18, and greater-than-18-month surcharges. The new surcharges incorporate net WRAM/MCBA balances that were previously approved for recovery and were implemented on May 5, 2023, except for Kern River Valley’s surcharge, which is expected to be implemented on January 15, 2024. The balance also includes $1.5 million of settlement proceeds from a settled lawsuit with the Stockton East Water District related to purchased water in Stockton. Cal Water will pass the benefit to its Stockton customers through a reduction of its net WRAM receivable.
2018 GRC CEBA Filing
In March of 2023, Cal Water submitted an advice letter to amortize the CEBA from the 2018 GRC that tracked the difference between adopted and actual costs for the period of 2020-2022. $6.2 million is being refunded to customers in some districts in the form of one-time or 12-month surcredits as actual conservation program costs during 2020-2022 were lower than the adopted conservation program costs. The new surcredits were implemented on May 5, 2023.
2018 GRC HCBA and PCBA Filing
In June of 2023, Cal Water submitted an advice letter to amortize the HCBA and PCBA from the 2018 GRC that tracked the difference between adopted and actual costs for the period of 2020-2022. For the HCBA, $14.0 million is expected to be refunded to customers in the form of one-time or 12-month surcredits as actual employee and retiree medical costs during 2020-2022 were lower than the adopted employee and retiree medical costs. For the PCBA, $17.4 million is expected to be recovered from customers in the form of one-time or 12-month surcharges as actual costs for employee pension benefits during 2020-2022 were higher than the adopted employee pension benefits. The new rates are expected to be implemented on July 31, 2023.
City of Hawthorne GRC Filing
In June of 2023, the City of Hawthorne approved Cal Water's water rate increase proposal for 2023-2026. Cal Water was approved to increase total revenue by $0.9 million incrementally over 4 years. Revenue will increase by 1.5% in 2023, 1.9% in 2024, 1.6% in 2025 and 2.3% in 2026. The 2023 increase was implemented on July 1, 2023. Cal Water was also approved to establish a Full Cost Balancing Account to track differences between adopted and actual water production costs.
Regulatory Activity - Other States
2023 Washington Water GRC (Washington Water)
On April 10, 2023, Washington Water filed a GRC application with the Washington Utilities and Transportation Commission requesting an annual revenue increase of $3.0 million for its East Pierce Water System phased in over two years and an annual revenue increase of $0.6 million for its legacy Washington Water system. Washington Water has requested an effective date of July 28, 2023 for new rates.

Pukalani GRC (Hawaii Water)
On December 30, 2022, Hawaii Water filed a GRC application with the Hawaii Public Utilities Commission requesting an annual revenue increase of $0.6 million phased in over two years. Hawaii Water is requesting a fourth quarter of 2023 effective date for new rates.
LIQUIDITY
Cash flow from Operations
Cash flow from operations for the first six months of 2023 was $37.5 million compared to $89.9 million for the same period in 2022. The decrease in the first six months of 2023 as compared to 2022 was primarily due to decrease in net income of $33.0 million for the first six months of 2023 as compared to the same period last year and the net receipt of $20.8 million from the Water Arrearages Payment Program in 2022. Cash generated by operations varies during the year due to customer billings and timing of collections and contributions to our benefit plans.
During the first six months of 2023, we made contributions of $2.9 million to our employee pension plan compared to contributions of $8.8 million during the first six months of 2022. During the first six months of 2023, we made contributions of $0.2 million to the other postretirement benefit plans compared to contributions of $0.3 million during the first six months of 2022. The full-year 2023 estimated cash contribution to the pension plans and other postretirement benefits plans are expected to be approximately $2.9 million and $0.2 million, respectively.
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
On July 10, 2023, California Governor Gavin Newsom signed Senate Bill 122, which included several revisions to the California Water and Wastewater Arrearages Payment Program (Program). Most notably, Senate Bill 122 extends the time period covered by the Program to December 31, 2022, as opposed to June 15, 2021. As part of the initial program which covered the period from March 4, 2020 through June 15, 2021, the Company secured $17.1 million to assist customers with past-due bills. The Company expects to seek additional relief for its customers with past-due bills when the application period for the revised program opens later this year.
Investing Activities
During the first six months of 2023 and 2022, we used $177.2 million and $144.6 million, respectively, of cash for Company-funded and developer-funded utility plant expenditures. Annual expenditures fluctuate each year due to the availability of construction resources and our ability to obtain construction permits in a timely manner. For 2023, the Company's capital program will be dependent in part on the timing and nature of regulatory approvals in connection with Cal Water's 2021 GRC Filing. The Company proposed to the CPUC spending $1.0 billion on water infrastructure investments in 2022-2024. Capital expenditures in California are evaluated in the context of the pending GRC Filing and may change as the case moves forward.
Financing Activities
Net cash provided by financing activities was $144.4 million during the first six months of 2023 compared to $44.6 million of net cash provided by financing activities for the same period in 2022. For 2023, this includes our issuance of $112.7 million of Company common stock through our at-the-market equity program and $1.2 million through our employee stock purchase plan. For 2022, this includes our issuance of $30.2 million of Company common stock through our at-the-market equity program and $1.1 million through our employee stock purchase plan.
During the first six months of 2023 and 2022, we borrowed $150.0 million and $55.0 million, respectively, on our previous unsecured revolving credit facilities. We made a repayment on our previous unsecured revolving credit facilities of $90.0 million and $20.0 million during the first six months of 2023 and 2022, respectively. During the first six months of 2023, we also paid $1.6 million in issuance costs for the Company and Cal Water facilities entered into on March 31, 2023, as described below.
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
The net WRAM and MCBA receivable balances were $91.6 million and $77.4 million as of June 30, 2023 and 2022, respectively. The receivable balances were primarily financed by Cal Water using short-term and long-term financing arrangements to meet operational cash requirements. Interest on the receivable balances, which represents the interest recoverable from customers, is limited to the then-current 90-day commercial paper rates, which typically are significantly lower than Cal Water’s short and long-term financing rates.
Short-term and Long-term Financing
During the first six months of 2023, we utilized cash generated from operations, temporary borrowings on our previous unsecured revolving credit facilities, and cash received from the sale of Company common stock through our at-the-market equity program to fund operations and capital investments.
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
As of June 30, 2023 and December 31, 2022, short-term borrowings of $130.0 million and $70.0 million, respectively, were outstanding on the Company and Cal Water facilities.
Given our ability to access our lines of credit on a daily basis, cash balances are managed to levels required for daily cash needs and excess cash is invested in short-term or cash equivalent instruments. Minimal operating levels of cash are maintained for Washington Water, New Mexico Water, Hawaii Water and Texas Water.
The Company and Cal Water facilities contain affirmative and negative covenants and events of default customary for credit facilities of this type including, among other things, limitations and prohibitions relating to additional indebtedness, liens, mergers, and asset sales. Also, the Company and Cal Water facilities contain financial covenants governing the Company and its subsidiaries’ consolidated total capitalization ratio not to exceed 66.7% and an interest coverage ratio of three or more. As of June 30, 2023, we are in compliance with all of the covenant requirements and are eligible to use the full amount of the undrawn portion of the Company and Cal Water facilities.
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
Summarized Financial Information for Guarantors and the Issuer of Guaranteed Securities.
On April 17, 2009, Cal Water (Issuer) issued $100.0 million aggregate principal amount of 5.500% First Mortgage Bonds due 2040, all of which are fully and unconditionally guaranteed by the Company (Guarantor). Certain subsidiaries of the Company do not guarantee the security and are referred to as Non-guarantors. The Guarantor fully, absolutely, irrevocably and unconditionally guarantees the punctual payment when due, whether at stated maturity, by acceleration, by notice of prepayment or otherwise, of the principal of, premium, if any, and interest on the bonds. The bonds rank equally among Cal Water's other First Mortgage Bonds.

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

Summarized Statement of Operations
(in thousands)	Six Months Ended June 30, 2023		Twelve Months Ended December 31, 2022
	Issuer	Guarantor	Issuer	Guarantor
Net sales	$291,184	$—	$775,382	$—
Gross profit	$173,278	$—	$506,890	$—
(Loss) income from operations	$(75)	$246	$124,464	$363
Equity in (loss) earnings of guarantor	$—	$(13,572)	$—	$94,339
Net (loss) income	$(11,175)	$(12,887)	$92,769	$95,263

Summarized Balance Sheet Information
(in thousands)	As of June 30, 2023		As of December 31, 2022
	Issuer	Guarantor	Issuer	Guarantor
Current assets	$238,514	$10,985	$208,962	$31,913
Intercompany receivable from Non-guarantors	$1,070	$42,585	$3,339	$34,100
Other assets	$454,384	$1,150,725	$450,668	$1,080,720
Long-term intercompany receivable from Non-issuers	$—	$36,946	$—	$37,869
Net utility plant	$2,909,252	$2	$2,805,242	$—
Total assets	$3,603,220	$1,241,243	$3,468,211	$1,184,602

Current liabilities	$308,706	$37,701	$242,538	$35,260
Intercompany payable to Non-guarantors and Guarantor	$1,959	$—	$562	$—
Long-term debt	$1,051,588	$—	$1,051,994	$—
Other liabilities	$1,096,555	$2,750	$1,098,378	$2,485
Total Liabilities	$2,458,808	$40,451	$2,393,472	$37,745
Dividends
During the first six months of 2023, our quarterly common stock dividend payments were $0.52 per share compared to $0.50 per share during the first six months of 2022. For the full year 2022, the payout ratio was 56.5% of net income. On a long-term basis, our goal is to achieve a dividend payout ratio of 60% of net income.
At the July 26, 2023 meeting, the Company's Board of Directors declared the third quarter dividend of $0.26 per share payable on August 18, 2023, to stockholders of record on August 7, 2023. This was our 314th consecutive quarterly dividend.
2023 Financing Plan
We intend to fund our utility plant needs in future periods through a relatively balanced approach between long-term debt and equity. The Company and Cal Water have a syndicated unsecured revolving line of credit of $200.0 million and $400.0 million, respectively, for short-term borrowings. As of June 30, 2023, the Company’s and Cal Water’s availability on these unsecured revolving lines of credit was $165.0 million and $305.0 million, respectively.
Book Value and Stockholders of Record
Book value per common share was $24.08 at June 30, 2023 compared to $23.70 at December 31, 2022. There were approximately 1,832 stockholders of record for our common stock as of May 8, 2023.

Utility Plant Expenditures
During the first six months of 2023, utility plant expenditures totaled $177.2 million for Company-funded and developer-funded projects. For 2023, the Company's capital program will be dependent in part on the timing and nature of regulatory approvals in connection with Cal Water's 2021 GRC filing. The Company proposed to the CPUC spending $1.0 billion on water infrastructure investments in 2022-2024. Capital expenditures in California are evaluated in the context of the pending GRC and may change as the case moves forward.
As of June 30, 2023, construction work in progress was $311.7 million. Construction work in progress includes projects that are under construction but not yet complete and placed in service.
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
Historically, approximately half of our annual water supply is pumped from wells. State groundwater management agencies operate differently in each state. Some of our wells extract ground water from water basins under state ordinances. These are adjudicated groundwater basins, in which a court has settled the dispute between landowners, or other parties over how much annual groundwater can be extracted by each party. All of our adjudicated groundwater basins are located in the State of California. Our annual groundwater extraction from adjudicated groundwater basins approximates 5.7 billion gallons or 10.8% of our total annual water supply pumped from wells. Historically, we have extracted less than 100% of our annual adjudicated groundwater rights and have the right to carry forward up to 20% of the unused amount to the next annual period. All of our remaining wells extract ground water from managed or unmanaged water basins. There are no set limits for the ground water extracted from these water basins. Our annual groundwater extraction from managed groundwater basins approximates 31.5 billion gallons or 59.9% of our total annual water supply pumped from wells. Our annual groundwater extraction from unmanaged groundwater basins approximates 15.4 billion gallons or 29.3% of our total annual water supply pumped from wells. Most of the managed groundwater basins we extract water from have groundwater recharge facilities. We are required to financially support these groundwater recharge facilities by paying well pump taxes. Our well pump taxes were $4.1 million and $3.8 million for the three months ended June 30, 2023 and 2022, respectively. For the six months ended June 30, 2023 and 2022, our well pump taxes were $8.0 million and $8.2 million, respectively. In 2014, the State of California enacted the Sustainable Groundwater Management Act of 2014 (SGM Act). The law and its implementing regulations required most basins to select a sustainability agency by 2017, develop a sustainability plan by the end of 2022, and show progress toward sustainability by 2027. We expect that after the SGM Act's provisions are fully implemented, substantially all the Company's California groundwater will be produced from sustainably managed and adjudicated basins.
California's normal weather pattern yields little precipitation between mid-spring and mid-fall. The Washington Water service areas receive precipitation in all seasons, with the heaviest amounts during the winter. New Mexico Water's rainfall is heaviest in the summer monsoon season. Hawaii Water receives precipitation throughout the year, with the largest amounts in the winter months. Typically, water usage in all service areas is highest during the warm and dry summers and declines in the cool winter months. Rain and snow during the winter months in California replenish underground water aquifers and fill reservoirs, providing the water supply for subsequent delivery to customers. As of June 30, 2023, the State of California snowpack water content during the 2023-2024 water year was 500% of long-term averages (per the California Department of Water Resources, Northern Sierra Precipitation Accumulation report). The northern Sierra region is the most important for the state’s urban water supplies. The central and southern portions of the Sierras have recorded 378% and 378%, respectively, of long-term averages. Management believes that supply pumped from underground aquifers and purchased from wholesale suppliers will be adequate to meet customer demand during 2023 and thereafter. Long-term water supply plans are developed for each of our districts to help assure an adequate water supply under various operating and supply conditions. Some districts have unique challenges in meeting water quality standards, but management believes that supplies will meet current standards using currently available treatment processes.
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
CONTRACTUAL OBLIGATIONS
During the six months ended June 30, 2023, there were no material changes in contractual obligations outside the normal course of business.
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
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2023. Based on this evaluation of our disclosure controls and procedures, our management, including our Chief Executive Officer and Chief Financial Officer, have concluded that our disclosure controls and procedures were not effective as of June 30, 2023, because of the material weakness in our internal control over financial reporting that was disclosed in our 2022 Annual Report on Form 10-K.

(b) Changes to Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the second quarter of 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except that to remediate the material weakness in our internal control over financial reporting as of December 31, 2022 disclosed in Item 9A of our 2022 Annual Report on Form 10-K, management implemented the following controls during the second quarter of 2023:
•Monthly, management of the rates and accounting departments will meet to evaluate the nature of all regulatory activity (examples include advice letter filings, GRC applications, testimony, and settlements) that has occurred during the month and is expected to occur in subsequent months, and identify the regulatory activity which will have an accounting and financial reporting impact. After the monthly meeting, accounting management will determine the required accounting for the regulatory activity having an accounting and financial reporting impact, and a memo will be written and reviewed by rates management and accounting management to conclude on the accounting and financial reporting for such activity.
•At the end of each quarter, rates management will confirm to accounting management that all regulatory activity filed or soon to be filed and which may have an accounting and financial reporting impact have been evaluated and reflected in the financial statements, before finalizing the Company's financial statements.
The material weakness cannot be considered remediated until the applicable controls have operated for a sufficient period of time and management has concluded, through testing, that these controls are designed and operating effectively. The Company will monitor the effectiveness of its remediation plan and will make changes management determines to be appropriate.
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

Item 5.
OTHER INFORMATION
(c) Trading Plans
During the last fiscal quarter, our directors and officers entered into or terminated the following trading arrangement:
•On June 21, 2023, Thomas M, Krummel, M.D., Director of the Company, adopted a trading plan intended to satisfy Rule 10b5-1(c) to sell up to 18,120 shares of Company common stock between September 27, 2023 and September 5, 2024.
Item 6.
EXHIBITS

Exhibit	Description
3.1	Certificate of Incorporation of California Water Service Group (Exhibit 3.1 to the Quarterly Report on Form 10-Q filed August 9, 2006)

3.2	Certificate of Amendment to Certificate of Incorporation of California Water Service Group (Exhibit 3.1 to the Current Report on Form 8-K filed June 10, 2011)

3.3	Certificate of Amendment to Amended Certificate of Incorporation of California Water Service Group (Exhibit 3.3 to the Quarterly Report on Form 10-Q filed July 28, 2022)

3.4	Certificate of Amendment to Amended Certificate of Incorporation of California Water Service Group

3.5	Amended and Restated Bylaws of California Water Service Group (Exhibit 3.1 to the Current Report on Form 8-K filed February 24, 2023)

4.0	The Company agrees to furnish upon request to the Securities and Exchange Commission a copy of each instrument defining the rights of holders of long-term debt of the Company.

10.1	Transition Agreement by and between Thomas Smegal III and California Water Service Company dated May 30, 2023

10.2	Separation Agreement by and between Robert J. Kuta and California Water Service Company dated June 2, 2023

31.1	Chief Executive Officer certification of financial statements pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer certification of financial statements pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

32	Chief Executive Officer and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from this Quarterly Report on Form 10-Q formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Cash Flows, (iv) the Notes to the Condensed Consolidated Financial Statements, and (v) Part II, Item 5(c).

104	The cover page from this Quarterly Report on Form 10-Q formatted in iXBRL (included as exhibit 101)

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CALIFORNIA WATER SERVICE GROUP
Registrant

July 27, 2023	By:	/s/ David B. Healey
David B. Healey
Vice President,
Chief Financial Officer and Treasurer
(Principal Financial Officer)