Form 10-K
period 2023-12-31
CALIFORNIA WATER SERVICE GROUP
filed 2024-02-29
CIK 1035201

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒
The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant was $1,814 million on June 30, 2023, the last business day of the registrant's most recently completed second fiscal quarter. The valuation is based on the closing price of the registrant's common stock as traded on the New York Stock Exchange.
The Common stock outstanding at February 12, 2024 was 57,675,179 shares.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information required to be disclosed in Part III of this report is incorporated by reference from the registrant’s definitive Proxy Statement for its Annual Meeting of Stockholders to be held on or about May 29, 2024. The proxy statement is expected to be filed no later than 120 days after the end of the fiscal year covered by this report.

PART I
Item 1.    Business.
Forward-Looking Statements
This annual report, including all documents incorporated by reference, contains forward-looking statements within the meaning established by the Private Securities Litigation Reform Act of 1995 (the PSLRA). The forward-looking statements are intended to qualify under provisions of the federal securities laws for “safe harbor” treatment established by the PSLRA. Forward-looking statements in this annual report are based on currently available information, expectations, estimates, assumptions and projections, and our management's beliefs, assumptions, judgments and expectations about us, the water utility industry and general economic conditions. These statements are not statements of historical fact. When used in our documents, statements that are not historical in nature, including words like “will,” “would,” “expects,” “intends,” “plans,” “believes,” “may,” “could,” “estimates,” “assumes,” “anticipates,” “projects,” “progress,” “predicts,” “hopes,” “targets,” “forecasts,” “should,” “seeks,” “indicates,” or variations of these words or similar expressions are intended to identify forward-looking statements. Examples of forward-looking statements in this annual report include, but are not limited to, statements describing our intention, indication or expectation regarding our financial performance, dividends or targeted payout ratio, our expectations, anticipations or beliefs regarding governmental, legislative, judicial, administrative or regulatory timelines, decisions, approvals, authorizations, requirements or other actions, including our 2021 GRC, rate amounts or cost recovery, certain PFAS regulations, and associated impacts, such as our expected or estimated revenue benefit or loss, authorized return on equity, cost of debt and capital structure, expectations regarding regulatory asset and operating revenue recognition, sources of funding or capital requirements, estimates of, or expectations regarding, capital expenditures, funding needs or other capital requirements, obligations, contingencies or commitments, our expectations regarding water sources, our beliefs regarding adequacy of water supplies, our anticipation regarding renewing water supply contracts, and estimated water prices, estimated future amortization expense, estimates relating to our significant accounting policies, such as deferred revenue or assets or refund of advances, our expectations regarding stock-based compensation and estimated contributions to our pension plans and other postretirement benefit plans, our estimated annual effective tax rate and expectations regarding tax benefits, our intentions regarding use of net proceeds from any future equity or debt issuances or borrowings or our intentions or anticipations regarding our sources of funding, capital structure or capital allocation plans. The forward-looking statements are not guarantees of future performance. They are based on numerous assumptions that we believe are reasonable, but they are open to a wide range of uncertainties and business risks. Consequently, actual results may vary materially from what is contained in a forward-looking statement.
Factors which may cause actual results to be different than those expected or anticipated include, but are not limited to:
•the outcome and timeliness of regulatory commissions' actions concerning rate relief and other matters, including with respect to our 2021 GRC;
•changes in regulatory commissions' policies and procedures, such as the California Public Utilities Commission (CPUC)’s decision in 2020 to preclude companies from proposing fully decoupled WRAMs (which impacted our 2021 GRC);
•our ability to collect eligible customer arrearages and program administrative costs under the California Extended Water and Wastewater Arrearages Payment Program;
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
•availability of water supplies;
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
•the impact of evolving legal and regulatory requirements, including emerging environmental, social and governance requirements; and
•the risks set forth in “Risk Factors” included elsewhere in this annual report.
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

Overview
California Water Service Group (Company) is a holding company with seven operating subsidiaries: California Water Service Company (Cal Water), New Mexico Water Service Company (New Mexico Water), Washington Water Service Company (Washington Water), Hawaii Water Service Company, Inc. (Hawaii Water), TWSC, Inc. (Texas Water), and CWS Utility Services and HWS Utility Services LLC (CWS Utility Services and HWS Utility Services LLC being referred to collectively in this annual report as Utility Services). Cal Water, New Mexico Water, Washington Water, and Hawaii Water are regulated public utilities. Texas Water is a holding company with regulated and contracted wastewater utilities.
The regulated utility entities also provide some non-regulated services. Utility Services holds non-utility property and provides non-regulated services to private companies and municipalities outside of California (see "Non-Regulated Activities" below for more details). Cal Water was the original operating company that began operations in 1926.
Our business is conducted through our operating subsidiaries and we provide utility services to approximately two million people. The bulk of the business consists of the production, purchase, storage, treatment, testing, distribution, and sale of water for domestic, industrial, public, and irrigation uses, and the provision of domestic and municipal fire protection services. In some areas, we provide wastewater collection and treatment services, including treatment which allows water recycling. We also provide non-regulated water-related services under agreements with municipalities and other private companies. The non-regulated services include full water system operation, meter reading, and billing services. Non-regulated operations also include the lease of communication antenna sites, lab services, and promotion of other non-regulated services.
During the year ended December 31, 2023, there were no significant changes in the kind of products produced or services rendered by our operating subsidiaries, or in the markets or methods of distribution.
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
Regulated Business
California water operations are conducted by Cal Water, which provides service to approximately 497,700 customer connections in approximately 100 California communities through 21 separate districts, which are subject to regulation by the CPUC. California water operations accounted for approximately 89.5% of our total customer connections and 90.6% of our total consolidated operating revenue in 2023.
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

In October of 2011, an agreement was negotiated with the City of Hawthorne to lease and operate its water system. The system, which is located near the Hermosa Redondo district, serves about half of Hawthorne's population. The capital lease agreement required an up-front $8.1 million lease deposit to the city that is being amortized over the lease term. Additionally, annual lease payments are contracted to be adjusted based on changes in rates charged to customers. Under the lease, we are responsible for all aspects of system operation and capital improvements, although title to the system and system improvements reside with the city. Capital improvements are recorded as depreciable plant and equipment and depreciated per the asset lives set forth in the agreement. In exchange, we receive all revenue from the water system, which was $12.2 million, $12.5 million, and $11.4 million in 2023, 2022, and 2021, respectively. At the end of the lease, the city is required to reimburse us for the unamortized value of capital improvements made during the term of the lease. The City of Hawthorne capital lease is a 15-year lease and expires in 2026.
In April of 2018, a renewal agreement was negotiated with the City of Commerce for us to continue to lease and to operate its water system for 15 years. Under the agreement, the operating lease requires us to pay $0.8 million per year in monthly installments. We have operated the City of Commerce water system since 1985 and are responsible for all operations, maintenance, water quality assurance, customer service programs, and financing capital improvements to provide a reliable supply of water that meets federal and state standards to customers served by the City of Commerce system. The City of Commerce retains title to the system and system improvements and remains responsible for setting its customers’ water rates. We bear the risks of operation and collection of amounts billed to customers. In exchange, we receive all revenue from the water system, which was $4.2 million, $4.2 million, and $3.4 million in 2023, 2022, and 2021, respectively. The agreement allows us to request a rate change annually in order to recover costs.
Hawaii Water provides service to approximately 6,500 water and wastewater customer connections on the islands of Kauai, Maui, Oahu, and Hawaii, including several large resorts and condominium complexes. Hawaii Water's regulated customer connections are subject to the jurisdiction of the Hawaii Public Utilities Commission (HPUC). Hawaii Water accounted for 1.2% of our total customer connections and approximately 5.2% of our total consolidated operating revenue in 2023.
Washington Water provides domestic water service to approximately 38,000 customer connections in the Tacoma, Olympia, Graham, Spanaway, Puyallup, Rainier, Yelm, and Gig Harbor areas. Washington Water's utility operations are regulated by the Washington Utilities and Transportation Commission (UTC). Washington Water accounted for approximately 6.8% of our total customer connections and approximately 3.0% of our total consolidated operating revenue in 2023.
New Mexico Water provides service to approximately 11,400 water and wastewater customer connections in our Rio Communities, Rio Del Oro, Meadow Lake, Indian Hills, Squaw Valley, Elephant Butte, Morningstar, Sandia Knolls, Juan Tomas, and Cypress Gardens systems. New Mexico's regulated operations are subject to the jurisdiction of the New Mexico Public Regulation Commission (NMPRC). New Mexico Water accounted for approximately 2.0% of our total customer connections and 0.9% of our total consolidated operating revenue in 2023.
In May of 2021, Texas Water became the majority owner of BVRT Utility Holding Company (BVRT), a Texas-based utility development company owning and operating four wastewater utilities serving growing communities outside of Austin and San Antonio. Texas Water initially invested funds to enable BVRT to continue to build wastewater infrastructure and converted its investment to equity. BVRT's four wastewater utilities currently serve or are under contract to serve approximately 2,800 customer connections. On August 16, 2022, BVRT entered into a long-term water supply agreement with the Guadalupe Blanco River Authority (GBRA) that enables BVRT to receive up to 2,419 acre-feet of potable water annually (see Note 14 for more details). Texas Water accounted for approximately 0.5% of our total customer connections and 0.3% of our total consolidated operating revenue in 2023.
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
We treat and distribute water and treat wastewater in accordance with accepted water utility methods. Where applicable, we hold franchises and permits in the cities and communities where we operate. The franchises and permits allow us to operate and maintain facilities in public streets and rights-of-way as necessary.
Non-Regulated Activities
Non-regulated activities consist primarily of the operation of water systems that are owned by other entities under lease agreements, leasing of communication antenna sites on our properties, and billing of optional third-party insurance programs to our residential customers.

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
In California, nearly all non-regulated activities are considered NTPS. The prescribed accounting for these NTPS is incremental cost allocation plus revenue sharing with regulated customers. Non-regulated services determined to be "active activities" require a 10% revenue sharing, and "passive activities" require a 30% revenue sharing. The amount of non-regulated revenues subject to revenue sharing is the total billed revenues less any authorized pass-through costs. Some examples of CPUC authorized pass-through costs are purchased water, purchased power, and pump taxes. All of our non-regulated services, except for leasing communication antenna sites on our properties, are "active activities" subject to a 10% revenue sharing. Leasing communication antenna sites on our properties are "passive activities" subject to a 30% revenue sharing. Cal Water's annual revenue sharing with regulated customers was $2.7 million, $2.7 million, and $3.1 million in 2023, 2022, and 2021, respectively.
Operating Segment
We operate in one reportable segment, the supply and distribution of water and providing water-related utility services. For information about revenue from external customers, net income attributable to California Water Service Group and total assets, see "Item 8. Financial Statements and Supplementary Data."
Growth
We intend to continue exploring opportunities to expand our regulated and non-regulated water and wastewater activities, particularly in the western United States. The opportunities could include system acquisitions, lease arrangements similar to the City of Hawthorne and City of Commerce contracts, utility development investments similar to the BVRT investment, full service system operation and maintenance agreements, meter reading, billing contracts, customer service functions, and other utility-related services.

Geographical Service Areas and Number of Customer Connections at Year-end
Our principal markets are users of water within our service areas. The approximate number of customer connections served in each regulated district, the City of Hawthorne and the City of Commerce, at December 31 is as follows:

(rounded to the nearest hundred)	2023	2022
SAN FRANCISCO BAY AREA/NORTH COAST
Bay Area Region (serving South San Francisco, Colma, Broadmoor, San Mateo, San Carlos, Lucerne, Duncans Mills, Guerneville, Dillon Beach, Noel Heights and portions of Santa Rosa)	56,000	56,000
Bear Gulch (serving portions of Menlo Park, Atherton, Woodside and Portola Valley)	19,100	19,000
Los Altos (including portions of Cupertino, Los Altos Hills, Mountain View and Sunnyvale)	19,000	19,000
Livermore	19,000	19,000
	113,100	113,000
SACRAMENTO VALLEY
Chico (including Hamilton City)	31,500	31,300
Oroville	3,700	3,700
Marysville	3,800	3,800
Dixon	3,100	3,100
Willows	2,400	2,400
	44,500	44,300
SALINAS VALLEY
Salinas Valley Region (including Salinas and King City)	31,800	31,700
	31,800	31,700
SAN JOAQUIN VALLEY
Bakersfield	74,400	74,100
Stockton	45,200	45,200
Visalia	48,700	48,100
Selma	6,600	6,600
Kern River Valley	4,000	4,100
	178,900	178,100
LOS ANGELES AREA
East Los Angeles	26,900	27,000
Hermosa Redondo (serving Hermosa Beach, Redondo Beach and a portion of Torrance)	27,300	27,200
Dominguez (Carson and portions of Compton, Harbor City, Long Beach, Los Angeles and Torrance)	34,500	34,400
Los Angeles County Region (including Palos Verdes Estates, Rancho Palos Verdes, Rolling Hills Estates, Rolling Hills, Fremont Valley, Lake Hughes, Lancaster and Leona Valley)	26,000	25,900
Westlake (a portion of Thousand Oaks)	7,100	7,100
Hawthorne and Commerce (leased municipal systems)	7,600	7,700
	129,400	129,300
CALIFORNIA TOTAL	497,700	496,400
HAWAII	6,500	6,200
NEW MEXICO	11,400	10,700
WASHINGTON	38,000	37,500
TEXAS	2,800	2,200
COMPANY TOTAL	556,400	553,000

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
The CPUC follows a rate case plan which requires Cal Water to file a GRC for each of its regulated operating districts (except Grand Oaks, which is filed as needed) every three years. In a GRC proceeding, the CPUC not only considers the utility's rate setting requests, but may also consider other issues that affect the utility's rates and operations. The CPUC is generally required to issue its GRC decision prior to the first day of the test year or authorize interim rates and an Interim Rates Memorandum Account (IRMA). In accordance with the rate case plan, Cal Water filed its most recent GRC filing in July of 2021 (2021 GRC) requesting rate changes effective January 1, 2023. For additional information on our 2021 GRC, see "Regulatory Activity - California".
Between GRC filings, Cal Water may file escalation rate increases, which allow Cal Water to recover cost increases, primarily from inflation and incremental investments, generally during the second and third years of the rate case cycle. However, escalation rate increases are district specific and subject to an earnings test. The CPUC may reduce a district's escalation rate increase if, in the most recent 13-month period, the earnings test reflects earnings in excess of what was authorized for that district.
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
In pursuit of the State of California's water conservation goals, the CPUC decoupled Cal Water's revenue requirement from customer consumption levels in 2008 by authorizing a Water Revenue Adjustment Mechanism (WRAM) and Modified Cost Balancing Account (MCBA) for each district. The WRAM and MCBA were designed to ensure that Cal Water recovers revenues authorized by the CPUC regardless of customer consumption. This removed the historical disincentive against promoting lower water usage among customers. Through an annual advice letter filing, Cal Water can seek to recover any under-collected metered revenue amounts authorized, or refund over-collected metered revenues, via surcharges and surcredits. The advice letters generally have been filed in April of each year and addressed the net WRAM and MCBA balances recorded for the previous calendar year. The majority of WRAM and MCBA balances have been collected or refunded through surcharges/surcredits over 12 and 18 month periods. The WRAM and MCBA amounts have been cumulative, so if they were not amortized in a given calendar year, the balance was carried forward and included with the following year's balance. Cal Water also had a Sales Reconciliation Mechanism (SRM) in place for 2021 and 2022 (the second and third years of its 2018 GRC), that allowed the company to adjust its adopted sales forecast if actual sales vary from adopted sales by more than 5.0% over the prior year in a district. The SRM moderates the growth of the net WRAM and MCBA balances until the next GRC.
The CPUC issued a decision effective August 27, 2020 requiring that Class A companies submitting GRC filings after the effective date be (i) precluded from proposing the use of a full decoupling WRAM in their next GRCs and (ii) allowed the use of a Monterey-Style Water Revenue Adjustment Mechanism (MWRAM). In addition, the CPUC's decision allowed for Incremental Cost Balancing Accounts (ICBAs) to replace the MCBA. The MWRAM tracks the difference between the revenue received for actual metered sales through the tiered volumetric rate and the revenue that would have been received with the same actual metered sales if a uniform rate had been in effect. The ICBA tracks differences between the authorized per-unit prices of water production costs and actual per-unit prices of water production costs. Cal Water complied with this decision in its 2021 GRC and the MWRAM and ICBAs are expected to be effective retroactive to January 1, 2023 once approved.

In September 2020, Cal Water filed an Application for Rehearing at the CPUC seeking to reverse the August 27, 2020 CPUC decision. In September 2021, the CPUC denied the Application for Rehearing. On or about October 27, 2021, Cal Water along with four other Class A California water utilities filed Petitions for a Writ of Review with the California Supreme Court (Court). On May 18, 2022, the Court issued writs granting review and ordered the CPUC and other filing parties to submit additional pleadings to the Court. The final pleadings were submitted on January 13, 2023. Cal Water anticipates that the Court will schedule an oral argument before it begins deliberations and issues its decision.
Regulatory Activity - California
2021 GRC
On July 2, 2021, Cal Water filed its 2021 GRC requesting water infrastructure improvements of $1.0 billion in accordance with the rate case plan for all of its regulated operating districts (except Grand Oaks) for the years 2022, 2023, and 2024. Cal Water proposed rate design changes that would improve revenue stability and provide a discounted unit rate for the first six units of water per month for residential customers. This block of usage would be charged at 25% of the second tier rate. As part of the rate design changes, Cal Water has also proposed the use of a MWRAM and ICBA. In the 2021 GRC, Cal Water proposed to the CPUC to increase revenues by $80.5 million, or 11.1%, in 2023; $43.6 million, or 5.4%, in 2024; and $43.2 million, or 5.1%, in 2025 to support these investments.
On January 24, 2024, the assigned CPUC Administrative Law Judges (ALJs) issued a proposed decision (PD) on the litigated 2021 GRC, and concurrently, the assigned CPUC Commissioner issued an alternate proposed decision (APD) opposing and modifying certain decisions made by the ALJs. The PD issued by the ALJs was closer aligned to Cal Water’s requested revenue requirement whereas the APD issued by the assigned Commissioner was closer aligned to the Public Advocates’ requested revenue requirement. On February 13, 2024, Cal Water filed a request to change several elements in the PD and APD, including correction of possible 2021 GRC technical issues. We are unable to determine which of the two proposed decisions will be adopted by the CPUC, or if a second alternate proposed decision will be issued by the CPUC. As a result of the uncertainty of the decision that will ultimately be made by the CPUC, we are unable to reasonably estimate the impact on 2023 operating revenue and expenses. The 2021 GRC cumulative adjustment plus interest which is retroactive to January 1, 2023, will be recorded when the final decision is issued by the CPUC.
2021 GRC Interim Rates and IRMA
In June of 2022, Cal Water filed a motion requesting authority to increase rates by inflation on January 1, 2023 and for the establishment of an IRMA in the event the CPUC did not issue a final decision for the 2021 GRC in time for new rates to be implemented on January 1, 2023. In November of 2022, the ALJ assigned to evaluate the motion granted Cal Water's request for the IRMA but did not authorize the inflation rate increase. The IRMA tracks the difference between the current rates that continue to be billed starting January 1, 2023 (considered to be interim rates), and the rates that will eventually be approved pursuant to the CPUC's decision concerning Cal Water's 2021 GRC plus any additional revenue changes approved since July 1, 2021 (final rates). After the CPUC's decision is issued and final rates are implemented, we would then expect the balance in the IRMA to be reviewed, and customer bills to be adjusted to account for the difference between interim rates and final rates back to January 1, 2023.
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

2021 Cost of Capital Application
On May 3, 2021, after an approved extension from a 2020 due date, Cal Water filed its required application with the CPUC to review its cost of capital for 2022 through 2024 (2021 Cost of Capital Application). At the time of filing, Cal Water had an approved return on equity of 9.2%, a cost of debt of 5.51%, and a capital structure of 53.4% equity and 46.6% debt. Cal Water requested a return on equity of 10.35%, a cost of debt of 4.23%, and a capital structure of 53.4% equity and 46.6% debt. The California Public Advocates Office recommended a return on equity of 7.81%, a cost of debt of 4.23%, and a capital structure of 49.4% equity and 50.6% debt. Evidentiary hearings were held in May 2022 and the case was submitted to the CPUC at the end of the second quarter of 2022. In the second quarter of 2023, the CPUC issued and adopted a proposed decision for the 2021 Cost of Capital Application. Cal Water was authorized a return on equity of 9.05%, a cost of debt of 4.23%, a capital structure of 53.4% equity and 46.6% debt, and an authorized rate of return of 6.80% for 2023 and 2024. The CPUC also reauthorized the Water Cost of Capital Mechanism (WCCM), which automatically adjusts the rate of return when the Moody's Utilities Bond Index (Index) fluctuates between cost of capital applications. Because the Index changed in 2022, the WCCM triggered for 2023. Cal Water implemented new rates based on an authorized 9.57% return on equity, with a 4.23% cost of debt, and an authorized rate of return of 7.08% on July 31, 2023. The 40 basis-point reduction from Cal Water's prior rate of return of 7.48% lowered adopted annual operating revenue as of July 31, 2023 by $7.0 million and is subject to change based on finalization of the 2021 GRC.
In October of 2023, Cal Water evaluated the WCCM for 2024 and determined that it was triggered due to a change in the Index in 2023. Cal Water filed an advice letter to implement new rates based on an authorized 10.27% return on equity, with a 4.23% cost of debt, and an authorized rate of return of 7.46% effective January 1, 2024. These new rates were implemented on January 1, 2024. We currently expect that the 38 basis-point increase from Cal Water's rate of return for the period July 31, 2023 to December 31, 2023 of 7.08% will positively impact adopted annual operating revenue for 2024 by approximately $10.0 million. This estimate is subject to change based on finalization of the 2021 GRC.
On February 2, 2024, Cal Water received a letter from the CPUC addressed jointly to Cal Water and three other Class A water companies granting their request for a one-year extension in their next cost of capital filing with the CPUC to May 1, 2025. The WCCM will remain in effect during the one-year extension. As a result, Cal Water's authorized return on equity in 2025 is expected to be 10.27% plus or minus any changes from the WCCM.
2023 Financing Application for California
On October 6, 2023, Cal Water filed a financing application with the CPUC requesting authority to issue up to $1.3 billion of new equity and debt securities, in addition to previously-authorized amounts, to finance water system infrastructure investments in 2024, 2025, and 2026. Cal Water also seeks a continuation of its existing waiver that authorizes each Cal Water borrowing under its revolving credit arrangements to be payable at periods up to twenty-four months from the date of the applicable borrowing, rather than the twelve-month period currently permitted for short-term borrowings.
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
In November of 2023, Cal Water submitted an advice letter to request offsets for increases in purchased water costs and pump taxes in six of its regulated districts totaling $5.1 million. The new rates were implemented on January 1, 2024.
WRAM/MCBA Filings
In April and July of 2023, Cal Water submitted advice letters to true up the revenue under-collections for the 2022 annual WRAMs/MCBAs of its regulated districts. A net under-collection of $76.6 million is being recovered from customers in the form of 12, 18, and greater-than-18-month surcharges. The new surcharges incorporate net WRAM/MCBA balances that were previously approved for recovery and were implemented on May 5, 2023, except for Kern River Valley's surcharge, which was implemented on January 15, 2024. The balance also includes $1.5 million of settlement proceeds from a settled lawsuit with the Stockton East Water District related to purchased water in Stockton. Cal Water intends to pass on this benefit to its Stockton customers through a reduction of its net WRAM receivable.

California Drought Memorandum Account (DRMA)
In June 2021, Cal Water submitted advice letters to request a DRMA to track the incremental operational and administrative costs incurred to further implement updated Rule 14.1 for voluntary conservation measures and Schedule 14.1 for implementation of our Water Shortage Contingency Plan, including activities related to enhanced conservation efforts, staffing, and capital expenditures to ensure a safe, reliable water supply. The DRMA would also track monies paid by customers for fines, penalties, or other compliance measures associated with water use violations; and penalties paid by Cal Water to its water wholesalers. The DRMA was approved by the CPUC with an effective date of June 14, 2021. As of December 31, 2023, Cal Water has incurred $2.1 million of cumulative DRMA related costs, of which $0.8 million was incurred in 2023.
California's Governor issued a drought declaration for all California counties through a series of State of Emergency Proclamations with the most recent in March 2022. Given these drought proclamations and then-existing water usage levels in all of its service areas, in 2022 Cal Water activated Stage 2 of the "Water Use Restrictions of its Water Shortage Contingency Plan" (WSCP) of Schedule 14.1 in all of its service areas; as a result, Cal Water saw an increase in DRMA related costs in 2022 and 2023.
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
On May 8, 2023, Cal Water deactivated Stage 2 and moved to Stage 1 of Cal Water's Schedule 14.1 in all regulated service areas.
On July 28, 2023, Cal Water submitted a Tier 3 advice letter requesting authority to amortize $1.4 million of incremental expenses incurred from June 14, 2021 to December 31, 2022 tracked in the DRMA. The effective date of the advice letter is uncertain as Tier 3 advice letters require a resolution to be adopted by the CPUC.
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
In March of 2023, the United States Environmental Protection Agency (EPA) issued proposed MCLs for six per- and polyfluoroalkyl substances (PFAS). In September of 2023, Cal Water filed an application with the CPUC to modify the PFAS MA to track capital related costs associated with activities necessary to comply with the proposed PFAS drinking water regulations. Cal Water also proposed to submit Tier 2 advice letters requesting authority to add completed PFAS-related capital projects to authorized rate base.
2018 GRC Conservation Expense Balancing Account (CEBA) Filing
In March of 2023, Cal Water submitted an advice letter to amortize the CEBA from the 2018 GRC that tracked the difference between adopted and actual conservation program costs for the period of 2020-2022. $6.2 million is being refunded to customers in some districts in the form of one-time or 12-month surcredits as actual conservation program costs during 2020-2022 were lower than the adopted conservation program costs. The new surcredits were implemented on May 5, 2023.

2018 GRC Health Cost Balancing Account (HCBA) and Pension Cost Balancing Account (PCBA) Filing
In June of 2023, Cal Water submitted an advice letter to amortize the HCBA and PCBA from the 2018 GRC that tracked the difference between adopted and actual costs for the period of 2020-2022. For the HCBA, $14.0 million is expected to be refunded to customers in the form of one-time or 12-month surcredits as actual employee and retiree medical costs during 2020-2022 were lower than the adopted employee and retiree medical costs. For the PCBA, $17.4 million is expected to be recovered from customers in the form of one-time or 12-month surcharges as actual costs for employee pension benefits during 2020-2022 were higher than the adopted employee pension benefit costs. The new rates were implemented on July 31, 2023.
City of Hawthorne GRC Filing
In June of 2023, the City of Hawthorne approved Cal Water's water rate increase proposal for 2023-2026. Cal Water was approved to increase total revenue by $0.9 million incrementally over four years. Revenue is scheduled to increase by 1.5% in 2023, 1.9% in 2024, 1.6% in 2025, and 2.3% in 2026. The 2023 increase was implemented on July 1, 2023. Cal Water was also approved to establish a Full Cost Balancing Account to track differences between adopted and actual water production costs.
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
The CPUC authorized Cal Water to recover revenue associated with costs up to a cap of $96.1 million after the Project was in service, subject to the CPUC's reasonableness review. In 2020, the Project was completed and Advice Letter 2387 was filed asking for authority to increase rates reflecting the Project costs up to the cap, with an effective date of August 27, 2020. The advice letter was approved on January 29, 2021. New rates were implemented on February 1, 2021, with the revenue requirement being effective as of August 27, 2020.
Due to the complexity of the Project, total project costs exceeded the advice letter cap of $96.1 million. Total project costs incurred as of the end of 2023 were $117.2 million. Amongst other things, the 2021 GRC requested an additional $6.4 million of capital costs to be included in base rates plus authority to open a memorandum account allowing Cal Water to track incremental capital-related costs associated with this project. The remaining $14.7 million of capital costs not in base rates will be applied for in a future rate proceeding or tracked in the memorandum account for possible future recovery.
Regulatory Activity - Other States
2023 Washington Water GRC (Washington Water)
On April 10, 2023, Washington Water filed a GRC application with the UTC requesting an annual revenue increase of $3.0 million for its East Pierce water system phased in over two years and an annual revenue increase of $0.6 million for its legacy Washington Water system. In July of 2023, the UTC approved an annual revenue increase of $2.1 million. Washington Water implemented the new rates on July 28, 2023.
Pukalani GRC (Hawaii Water)
On October 30, 2023, HPUC approved Pukalani's GRC application that was filed in 2022. The approval increased annual revenues by $0.4 million to be implemented at $0.2 million each year for the next two years. The new rates were implemented on December 1, 2023.
HOH Utilities Company (Hawaii Water)
In December of 2023, Hawaii Water closed on the acquisition of assets of HOH Utilities Company, a wastewater utility located in the growing Poipu/Koloa area of Kauai County on the island of Kauai.
The acquisition of HOH Utilities Company's wastewater system assets added 1,800 residential, commercial and resort customers, including three hotels, condominiums, multi-family housing, single-family homes and a golf course to the customer base of Hawaii Water.

Kaanapali GRC (Hawaii Water)
On February 1, 2024, Hawaii Water filed a GRC application with the HPUC requesting an annual revenue increase of $0.6 million. Hawaii Water is requesting a fourth quarter of 2024 effective date for new rates.
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
Historically, approximately half of our annual water supply is pumped from wells. State groundwater management agencies operate differently in each state. Some of our wells extract ground water from water basins under state ordinances. These are adjudicated groundwater basins, in which a court has settled the dispute between landowners, or other parties over how much annual groundwater can be extracted by each party. All of our adjudicated groundwater basins are located in the State of California. Our annual groundwater extraction from adjudicated groundwater basins approximates 6.7 billion gallons or 13.1% of our total annual water supply pumped from wells. Historically, we have extracted less than 100% of our annual adjudicated groundwater rights and have the right to carry forward up to 20% of the unused amount to the next annual period. All of our remaining wells extract ground water from managed or unmanaged water basins. There are no set limits for the ground water extracted from these water basins. Our annual groundwater extraction from managed groundwater basins approximates 29.7 billion gallons or 57.6% of our total annual water supply pumped from wells. Our annual groundwater extraction from unmanaged groundwater basins approximates 15.1 billion gallons or 29.3% of our total annual water supply pumped from wells. Most of the managed groundwater basins we extract water from have groundwater recharge facilities. We are required to financially support these groundwater recharge facilities by paying well pump taxes. Our well pump taxes for 2023, 2022, and 2021 were $19.0 million, $16.2 million, and $15.3 million, respectively. In 2014, the State of California enacted the Sustainable Groundwater Management Act of 2014 (SGM Act). The law and its implementing regulations required most basins to select a sustainability agency by 2017, develop a sustainability plan by the end of 2022, and show progress toward sustainability by 2027. We expect that after the SGM Act's provisions are fully implemented, substantially all the Company's California groundwater will be produced from sustainably managed and adjudicated basins.
California's normal weather pattern yields little precipitation between mid-spring and mid-fall. The Washington Water service areas receive precipitation in all seasons, with the heaviest amounts during the winter. New Mexico Water's rainfall is heaviest in the summer monsoon season. Hawaii Water receives precipitation throughout the year, with the largest amounts in the winter months. Typically water usage in all service areas is highest during the warm and dry summers and declines in the cool winter months. Rain and snow during the winter months in California replenish underground water aquifers and fill reservoirs, providing the water supply for subsequent delivery to customers. As of February 22, 2024, the State of California snowpack water content during the 2023-2024 water year was 99% of long-term averages (per the California Department of Water Resources, Northern Sierra Precipitation Accumulation report). The northern Sierra region is the most important for the state's urban water supplies. The central and southern portions of the Sierras have recorded 82% and 80%, respectively, of long-term averages. Management believes that supply pumped from underground aquifers and purchased from wholesale suppliers will be adequate to meet customer demand during 2024 and thereafter. Long-term water supply plans are developed for each of our districts to help assure an adequate water supply under various operating and supply conditions. Some districts have unique challenges in meeting water quality standards, but management believes that supplies will meet current standards using currently available treatment processes.
On May 31, 2018, California's Governor signed two bills (Assembly Bill 1668 and Senate Bill 606) into law that were intended to establish long-term standards for water use efficiency. The bills revise and expand the existing urban water management plan requirements to include five-year drought risk assessments, water shortage contingency plans, and annual water supply/demand assessments. The California State Water Resources Control Board, in conjunction with the California Department of Water Resources, is expected to establish long-term water use standards for indoor residential use, outdoor residential use, water losses, and other uses. Cal Water will also be required to calculate and report on its urban water use targets by November 1 of each year, that compares actual urban water use to the targets. Management believes that Cal Water is well positioned to comply with all such regulations.
In March of 2023, the EPA issued proposed MCLs for six PFAS. Based on current information, if the regulation is adopted in its current form, we expect that we would have three years to comply with the final PFAS regulations and we estimate that capital investments of approximately $215.0 million would be required to comply.

The following table shows the estimated quantity of water purchased and the percentage of purchased water to total water production in each California operating district that purchased water in 2023. Other than noted below, all other districts receive 100% of their water supply from wells.

District	Water Purchased (MG)	Percentage of Total Water Production	Source of Purchased Supply
SAN FRANCISCO BAY AREA/NORTH COAST
Bay Area Region*	6,275	98.9%	San Francisco Public Utilities Commission and Yolo County Flood Control & Water Conservation District
Bear Gulch	3,561	100.0%	San Francisco Public Utilities Commission
Los Altos	2,147	63.6%	Valley Water
Livermore	1,777	67.5%	Alameda County Flood Control and Water Conservation District, Zone 7
SACRAMENTO VALLEY
Oroville	668	89.7%	Pacific Gas and Electric Co. and County of Butte
SAN JOAQUIN VALLEY
Bakersfield	9,811	55.0%	Kern County Water Agency and City of Bakersfield
Stockton	6,462	88.9%	Stockton East Water District
LOS ANGELES AREA
East Los Angeles	586	14.0%	Central Basin Municipal Water District
Dominguez	8,108	78.4%	West Basin Municipal Water District and City of Torrance
City of Commerce	361	49.5%	Central Basin Municipal Water District
City of Hawthorne	1,059	89.1%	West Basin Municipal Water District
Hermosa Redondo	2,901	90.2%	West Basin Municipal Water District
Los Angeles County Region**	4,451	97.0%	West Basin Municipal Water District and Antelope Valley-East Kern Water Agency
Westlake	1,794	100.0%	Calleguas Municipal Water District and Triunfo Water and Sanitation District
Kern River Valley	53	22.8%	City of Bakersfield
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
Purchases for the Los Altos, Livermore, Oroville, Redwood Valley, Stockton, and Bakersfield districts are pursuant to long-term contracts expiring on various dates after 2023. The water supplies purchased for the Dominguez, East Los Angeles, Hermosa Redondo, Palos Verdes, and Westlake districts as well as the Hawthorne and Commerce systems are provided by public agencies pursuant to a statutory obligation of continued non-preferential service to purveyors within the agencies' boundaries. Purchases for the Bayshore and Bear Gulch districts are in accordance with long-term contracts with the San Francisco Public Utilities Commission (SFPUC) until June 30, 2034.

Management anticipates water supply contracts will be renewed as they expire though the price of wholesale water purchases is anticipated to increase in the future.
Shown below are wholesaler price rates and increases that became effective in 2023, and estimated wholesaler price rates and percent changes for 2024. In 2023, several districts experienced purchased water rate increases, resulting in the filing of several purchased water offsets.

		2023			2024
District	Effective Month	Unit Cost	Percent Change	Effective Month	Unit Cost	Percent Change
Antelope	July	$752.00 /af	7.6%	July	$809.00 /af	7.6%
Bakersfield (1)	July	$195.00 /af	8.9%	January	$195.00 /af	—
Bear Gulch	July	$5.21 /ccf	9.7%	January	$5.21 /ccf	—
Commerce (2)	January	$1,379.00 /af	5.0%	January	$1,426.00 /af	3.4%
Dominguez (2)	July	$1,605.00 /af	7.0%	January	$1,677.00 /af	4.5%
East Los Angeles (2)	January	$1,379.00 /af	5.0%	January	$1,426.00 /af	3.4%
Hawthorne (2)	July	$1,605.00 /af	7.0%	January	$1,677.00 /af	4.5%
Hermosa-Redondo (2)	July	$1,605.00 /af	7.0%	January	$1,677.00 /af	4.5%
Livermore	February	$2.27 /ccf	10.2%	January	$2.34 /ccf	3.1%
Los Altos	July	$2,089.00 /af	13.6%	January	$2,089.00 /af	—
Oroville (2)	April	$216,068 /yr	8.0%	January	$216,068 /yr	—%
Palos Verdes (2)	July	$1,605.00 /af	7.0%	January	$1,677.00 /af	4.5%
Mid-Peninsula	July	$5.21 /ccf	9.7%	January	$5.21 /ccf	—
Redwood Valley	January	$69.24 /af	—	January	$69.24 /af	—
South San Francisco	July	$5.21 /ccf	9.7%	January	$5.21 /ccf	—
Stockton	October	$931,190 /mo	1.4%	January	$931,190 /mo	—
Westlake	January	$1,632.00 /af	4.5%	January	$1,730.00 /af	6.0%

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
Utility Plant Construction
We have continually extended, enlarged, and replaced our facilities as required to meet increasing demands and to maintain our water systems. We obtain construction financing using funds from operations, long-term financing, advances for construction and contributions in aid of construction that are funded by developers. Advances for construction are cash deposits from developers for construction of water facilities or water facilities deeded from developers. These advances are generally refundable without interest over a period of 40 years in equal annual payment amounts and developer-installed facilities are exempt from corporate income taxes. Contributions in aid of construction consist of nonrefundable cash deposits or facilities transferred from developers, primarily for fire protection and relocation projects. We cannot control the amounts received from developers. This amount fluctuates from year-to-year as the level of construction activity carried on by developers varies. This activity is impacted by the demand for housing, commercial development, and general business conditions, including interest rates.
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
During 2023, 2022, and 2021 we leased additional emergency generators to respond to potential PSPSs, an electric utility operating paradigm approved by the CPUC.
Security at Company Facilities
Due to terrorism and other risks, we have heightened security at our facilities and have taken added precautions to protect our employees and the water delivered to customers. In 2002, federal legislation was enacted that resulted in new regulations concerning security of water facilities, including submitting vulnerability assessment studies to the federal government. We have complied with regulations issued by the EPA pursuant to federal legislation concerning vulnerability assessments and have made filings to the EPA as required. In addition, communication plans have been developed as a component of our procedures.
In accordance with the 2018 America's Water Infrastructure Act (AWIA), we are required to conduct additional risk and resilience assessments (RRAs) and develop emergency response plans (ERPs) for each of our water systems. These RRAs and ERPs include natural hazards as well as malevolent acts. The first such assessments were completed in 2020. The RRAs are scheduled to be reviewed and resubmitted every five years.
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
Government Regulations
Our water and wastewater services are governed by various federal and state environmental protection, health and safety laws, and regulations. These provisions establish criteria for drinking water and for discharges of water, wastewater, and airborne substances. The EPA, state water quality regulators, and other state regulatory authorities promulgate numerous nationally and locally applicable standards, including MCLs for drinking water. We believe we are currently in compliance with all of the MCLs promulgated to date.
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
Quality of Water Supply
Our operating practices are designed to produce potable water in accordance with accepted water utility practices. Water entering the distribution systems from surface sources is treated in compliance with federal and state Safe Drinking Water Act (SDWA) standards. Most well supplies are chlorinated or chloraminated for disinfection. Water samples from each water system are analyzed on a regular, scheduled basis in compliance with regulatory requirements. We operate a state-certified water quality laboratory at the San Jose Customer Support Services Office that provides testing for most of our California operations. Certain tests in California are contracted with independent certified labs qualified under the Environmental Laboratory Accreditation Program. Local independent state certified labs provide water sample testing for the Washington, New Mexico, and Hawaii operations.
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
We maintain a fleet of vehicles to provide service to our customers, including a number of passenger vehicles, as well as heavy-duty diesel vehicles that were retrofitted to meet California emission standards. If future legislation affects the cost to operate the fleet or the fleet acquisition cost in order to meet certain emission standards and/or requirements to phase-in the use of zero-emission vehicles, it would increase our cost of service and our rate base. Any increase in fleet operating costs associated with meeting emission standards and/or requirements to phase-in the use of zero-emission vehicles would be expected to be included in our cost of service paid by our customers as requested in our GRC filings. While recovery of these costs is not guaranteed, we would expect recovery in the regulatory process.
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
Cap and trade regulations were implemented in 2012 with the goal of reducing emissions to 1990 levels by the year 2020. These regulations have not affected water utilities at this time. In the future, if we are required to comply with these regulations, any increase in operating costs associated with meeting these standards would be included in our cost of service paid by our customers as requested in our GRC filings. While recovery of these costs is not guaranteed, we would expect recovery in the regulatory process.
We currently publicly disclose information about our climate change strategy, risks, metrics, and targets. If future legislation or regulation requires new or additional reporting on our climate change strategy, risks, metrics, and/or targets, our cost to gather and report that information in accordance with the legislation or regulation may increase, and we may be subject to litigation, enforcement proceedings, fines or other penalties if we are unable to comply in part or in whole, or if our efforts are deemed insufficient.
Human Capital Resources
We believe our employees are our most valuable asset and are critical to our continued success. We focus our attention on attracting and retaining talented and experienced individuals to manage and support our operations. We offer our employees a broad range of Company-paid benefits, and we believe our compensation package and benefits are competitive with others in our industry. Additional information about our employee benefit plans is included in Note 11 of the Notes to Consolidated Financial Statements.
We are committed to hiring, developing, and supporting a diverse and inclusive workplace. Our employees are expected to exhibit and promote honest, ethical, and respectful conduct. All of our employees must adhere to a business code of conduct that sets standards for appropriate behavior and ethics and includes required internal training on preventing, identifying, reporting, and stopping any type of discrimination.
Employee health and safety in the workplace is one of the Company's core values. Safety efforts are led by the Executive Safety Committee and supported by safety committees that operate at the local level. Hazards in the workplace are actively identified and management tracks incidents so remedial actions can be taken to improve workplace safety.
As evidenced by our internally created Future Leaders of Water Development Program, our management team supports a culture of developing future leaders from our existing workforce, enabling us to promote from within for many leadership positions. We believe this provides long-term focus and continuity to our operations while also providing opportunities for the growth and advancement of our employees. Our focus on retention is evident in the length of service of our management team. The average tenure of our management team is over 10 years.

Employee levels are managed to align with the pace of business and management believes it has sufficient human capital to operate its business successfully. Management believes that the Company's employee relations are favorable. At December 31, 2023, we had 1,266 employees, including 1,118 at Cal Water, 82 at Washington Water, 48 at Hawaii Water, 18 at New Mexico Water, and no employees at Texas Water. In California, the Utility Workers Union of America (UWUA), AFL-CIO represents our non-exempt field, customer service, and non-confidential clerical employees and the International Federation of Professional and Technical Engineers (IFPTE), AFL-CIO represents our professional and technical engineering and water quality laboratory employees.
As of December 31, 2023, we had 667 employees represented by the UWUA and 90 employees represented by the IFPTE. In 2021, we reached a six-year agreement with both unions on a new contract that runs from May 14, 2021 (UWUA) and October 4, 2021 (IFPTE) through February 28, 2027. We believe this agreement continues to provide our employees with a market competitive pay and benefits package.
Employees at Hawaii Water, Washington Water, and New Mexico Water are not represented by a labor union.
Information About Our Executive Officers

Name	Positions and Offices with California Water Service Group	Age
Martin A. Kropelnicki (1)	Chairman, President and Chief Executive Officer since June 1, 2023. Formerly, President and Chief Executive Officer (2013-2023), President and Chief Operating Officer (2012-2013), Chief Financial Officer and Treasurer (2006-2012), served as Chief Financial Officer of Power Light Corporation (2005-2006), Chief Financial Officer and Executive Vice President of Corporate Services of Hall Kinion and Associates (1997-2004), Deloitte & Touche Consulting (1996-1997), held various positions with Pacific Gas & Electric Company (1989-1996).	57
David B. Healey (2)	Principal Financial Officer since January 3, 2024. Formerly, Vice President, Chief Financial Officer and Treasurer (2023-2024), Vice President, Corporate Controller and Assistant Treasurer (2015-2023), Corporate Controller and Assistant Treasurer (2012-2014), Director of Financial Reporting (2009-2012), served as Subsidiary Controller for SunPower Corporation (2005-2009), Corporate Controller for Hall, Kinion & Associates, Inc. (1997-2005), held various positions with Pacific Gas & Electric Company (1985-1997).	67
James P. Lynch (2)	Senior Vice President, Chief Financial Officer and Treasurer since January 3, 2024. Formerly, Manager of Special Projects (2023), Chief Accounting Officer for SJW Group, a water utility company (2022-2023), Chief Financial Officer and Treasurer for SJW Group (2010-2022), Audit Partner with KPMG LLP (1997-2010), held various other positions with KPMG LLP (1984-1997). Certified public accountant.	64
Michael B. Luu (2)	Senior Vice President, Corporate Services & Chief Risk Officer since June 1, 2023. Formerly, Vice President, Information Technology and Chief Risk Officer (2021-2023), Vice President of Customer Service and Chief Information Officer (2017-2020), Vice President of Customer Service and Information Technology (2013-2016), Acting California Water Service Company District Manager, Los Altos (2012-2013), Director of Information Technology (2008-2012), CIS Development Manager (2005-2008), held various other positions with California Water Service Company since 1999.	44
Shawn C. Bunting (2)
Senior Vice President, General Counsel & Business Development since January 1, 2024. Formerly, Vice President, General Counsel and Corporate Secretary (2023), Senior Vice President & Deputy General Counsel for American Water Works Company, Inc., a water utility holding company (2021-2022), Vice President and Deputy General Counsel (2015-2021), Vice President & Division General Counsel – Eastern Division (2015-2016), Vice President & Division General Counsel – Mid-Atlantic Division (2014-2015), held other various positions with American Water Works Company, Inc. (2008-2014), Assistant General Counsel (Director) at Allegheny Energy, Inc. (2005-2008), and attorney at K&L Gates LLP (1998-2005).
		51
Shannon C. Dean (2)	Senior Vice President, Customer Service & Chief Sustainability Officer since January 1, 2024. Formerly, Vice President, Customer Service and Chief Citizenship Officer (2021-2023), Vice President of Corporate Communications & Community Affairs (2015-2020), Director of Corporate Communications (2000-2014), held various corporate communications, government, and community relations positions for Dominguez Water Company (1991-1999).	56

Name	Positions and Offices with California Water Service Group	Age
Michael S. Mares, Jr (2)	Senior Vice President, Operations since January 1, 2024. Formerly, Vice President, Operations (2021-2023), Vice President, California Operations (2019-2020), California Water Service Company District Manager, Bakersfield (2017-2018), Hawaii Water Service Company General Manager (2014-2016), Hawaii Water Service Company Local Manager, Big Island (2012-2014), California Water Service Company, held various Superintendent positions in the Chico district (2002-2012), California Water Service Company, held various union positions in the Chico district (1992-2002).	57
Ronald D. Webb (2)	Vice President, Chief Human Resource Officer since January 1, 2022. Formerly, Vice President of Human Resources (2014-2021), Managing Director, Human Resources Partner for United Airlines (2006-2014), served as Vice President of Human Resources for Black & Decker Corporation (1995-2005), Human Resource Manager for General Electric Company (1990-1994), and held various labor relations positions for National Steel and Shipbuilding Company (1982-1989).	67
Michelle R. Mortensen (2)	Vice President, Corporate Secretary and Chief of Staff since January 1, 2022. Formerly, Vice President, Corporate Secretary (2021), Corporate Secretary (2015-2020), Assistant Corporate Secretary (2014), Treasury Manager (2012-2013), Assistant to the Chief Financial Officer (2011), Regulatory Accounting Manager (2008-2010), held various accounting positions at Piller Data Systems (2006-2007), Hitachi Global Storage (2005), Abbot Laboratories (2002-2004), and Symantec (1998-2001).	49
Elissa Y. Ouyang (2)	Vice President, Facilities, Fleet and Procurement since January 1, 2022. Formerly, Chief Procurement and Lead Continuous Improvement Officer (2016-2021), Interim Procurement Director (2013-2016), Acting District Manager - Los Altos (2013), Interim Vice President of Information Technology (2012-2013), Director of Information Technology - Architecture and Security (2008-2012), Business Application Manager (2003-2007), Project Lead/Senior Developer (2001-2003), held various business consulting positions at KPMG Consulting/BearingPoint (1998-2001), and RR Donnelley (1996-1998).	55
Greg A. Milleman (2)	Vice President, Rates & Regulatory Affairs since January 1, 2022. Formerly, Vice President, California Rates (2019-2021), Interim Director of Rates (2017-2018), Director of Field Administration & Finance (2014-2017), Manager of Special Projects (2013), and served as Senior Vice President of Administration and Corporate Secretary and various other management positions for Valencia Water Company (1992-2013).	61
Thomas A. Scanlon (2)	Corporate Controller and Principal Accounting Officer since January 1, 2023. Formerly, Director of Financial Reporting (2010-2022), Subsidiary Controller at Sun Power Systems Corporation (2007-2010), and Regional Controller at Swinerton Builders, Inc. (2000-2007).	61
Sophie M. James (2)	Vice President, Water Quality & Environmental Affairs since January 1, 2024. Formerly, Chief Water Quality Officer (2022-2023), Director of Water Quality (2014-2021), Manager of Laboratory Service (2006-2013), and Environmental Chemist, City of Sunnyvale (1992-2006).	55
_______________________________________________________________________________
(1)Holds the same position with California Water Service Company, CWS Utility Services, Hawaii Water Service Company, Inc., New Mexico Water Service Company, and TWSC, Inc.; Chief Executive Officer of Washington Water Service Company.
(2)Holds the same position with California Water Service Company, CWS Utility Services, Hawaii Water Service Company, Inc., New Mexico Water Service Company, Washington Water Service Company, and TWSC, Inc.
Item 1A.    Risk Factors.
In evaluating our business, you should carefully consider the following discussion of material risks, events, and uncertainties that make an investment in us speculative or risky in addition to the other information in this Annual Report on Form 10-K. A manifestation of any of the following risks and uncertainties could, in circumstances we may or may not be able to accurately predict, materially and adversely affect our business, growth, reputation, prospects, operating and financial results, financial condition, cash flows, liquidity, and stock price. We note these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995. It is not possible to predict or identify all such factors; our operations could also be affected by factors, events or uncertainties that are not presently known to us or that we currently do not consider to present significant risks to our operations. Therefore, you should not consider the following risks to be a complete statement of all the potential risks or uncertainties that we face.

Risks Related to Our Regulatory Environment
Our business is heavily regulated by state and federal regulatory agencies and our financial viability depends upon our ability to recover costs and investments from our customers through rates that must be approved by state public utility commissions.
Cal Water, New Mexico Water, Washington Water, and Hawaii Water are regulated public utilities, which provide water and water-related service to our customers. Additionally, Hawaii Water and Texas Water own in whole or in part other companies which are regulated public utilities. The rates that we charge our water customers are subject to the jurisdiction of the regulatory Commissions in the states in which we operate. These Commissions may set water and water-related rates for each operating district independently because the systems are not interconnected. The Commissions authorize us to charge rates that they consider sufficient to recover normal operating expenses, to provide funds for adding new or replacing water infrastructure, and to allow us the opportunity to earn what the Commissions consider to be a fair and reasonable return on invested capital.
Our revenues and consequently our ability to meet our financial objectives are dependent upon the rates we are authorized to charge our customers by the Commissions and our ability to recover our costs in these rates. Our management uses forecasts, models and estimates in order to set rates that we believe will provide a fair and reasonable return on our invested capital. While our rates must be approved by the Commissions, no assurance can be given that our forecasts, models and estimates will be correct or that the Commissions will agree with our forecasts, models, and estimates. If our rates are set too low, our revenues may be insufficient to cover our operating expenses, capital expenditure requirements and desired dividend levels.
We periodically file rate increase applications with the Commissions. The ensuing administrative and hearing process may be lengthy and costly. The decisions of the Commissions are beyond our control and we can provide no assurances that our rate increase requests will be granted by the Commissions. Even if approved, there is no guarantee that approval will be given in a timely manner or at a sufficient level to cover our expenses and provide a reasonable return on our investment. If the rate increase decisions are delayed or approved at a level that is lower than what we have requested, our earnings may be adversely affected. For example, the CPUC has not issued its final decision on our 2021 GRC, which has resulted in lower revenues in 2023 and is leading to financial and operating uncertainty for the Company. Our ability to execute on our business strategy is expected to be adversely impacted if the CPUC issues a final decision on our 2021 GRC that results in approving lower rate increases than what we have requested.
Our evaluation of the probability of recovery of regulatory assets is subject to adjustment by regulatory agencies and any such adjustment could adversely affect our results of operations and financial condition.
Regulatory decisions may affect prospective revenues and earnings and the timing of the recognition of revenues and expenses and may overturn past decisions used in determining our revenues and expenses. While our management evaluates the anticipated recovery of regulatory assets and revenues subject to refund and provides for allowances and/or reserves as deemed necessary, no assurance can be given that any such allowances and/or reserves will be adequate to cover any loss or adjustment due to the absence of our limited recovery of regulatory assets and revenues as a result of regulatory decisions. Current accounting procedures allow us to defer certain costs if we believe it is probable that we will be allowed to recover those costs through future rate increases. If the Commissions determined that a portion of our assets were not recoverable in customer rates, we may suffer an asset impairment, which would require a write down in such asset's valuation that would be recorded through operations.
If our assessment as to the probability of recovery through the ratemaking process is later determined to be incorrect, the associated regulatory asset would be adjusted to reflect the change in our assessment of any regulatory disallowances. A change in our evaluation of the probability of recovery of regulatory assets or a regulatory disallowance of all or a portion of our cost could have a material adverse effect on our financial results.
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
Regulatory agencies may change their rules and policies for various reasons, including changes in the local political environment. Regulators are elected by popular vote or are appointed by elected officials, and the election of a new administration or the appointment of new officials due to the results of elections may result in dramatic change to the long-established rules and policies of an agency. For example, in 2020 regulation regarding full decoupling WRAMs changed in California. Since 2008, the CPUC allowed full decoupling WRAMs. However, in 2020, the CPUC precluded companies from proposing full decoupling WRAMs in their next GRC filings. As a result, we have been precluded from recording WRAM revenue since the conclusion of the WRAM as of December 31, 2022.
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
In addition, legislatures may repeal, relax or tighten existing laws, or enact new laws that affect the regulatory agencies with jurisdiction over our business or affect our business directly. If changes in existing laws or the implementation of new laws limit our ability to accomplish some of our business objectives, or make accomplishing such objectives more expensive, our future operating results may be adversely affected.
Finally, local jurisdictions may impose new ordinances, laws, fees, and regulations that could increase costs or limit our operations, which affect future operating results. Cities may impose or amend franchise requirements, impose conditions on underground construction or land use, impose various taxes and fees, or restrict our hours for construction, among other things. In the last decade, more cities have imposed excavation moratoria or paving rules, which has required more costly construction than anticipated.
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
Environmental health and safety laws are complex and change frequently. They have tended to become more stringent over time. As new or stricter standards are introduced, our operating costs could increase. Although we would likely seek permission to recover these costs through rate increases, we can give no assurance that the Commissions would approve rate increases to enable us to recover these additional compliance costs.
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
We are subject to water quality standards set by federal, state, and local authorities that have the power to issue new regulations. Compliance with new regulations that are more stringent than current regulations could increase our operating costs and capital expenditures, including requirements for increased monitoring, additional treatment of underground water supplies, fluoridation of all supplies, more stringent performance standards for treatment plants, additional procedures to further reduce levels of disinfection by-products, and more comprehensive measures to monitor, reduce or eliminate known or newly identified contaminants. There are currently limited regulatory mechanisms and procedures available to us for the recovery of such costs and there can be no assurance that such costs will be fully recovered and failure to do so may adversely affect our operating results.

Attention is being given to contaminants of emerging concern, including, without limitation, chemicals and other substances that currently do not have any regulatory standard in drinking water or have been recently created or discovered. We believe these contaminants may form the basis for additional or increased federal or state regulatory initiatives and requirements in the future, which could significantly increase the cost of our operations.
For example, while there are currently no federal MCLs or state MCLs in states in which we operate for per- and polyfluoroalkyl substances (PFAS) compounds, we continue to closely monitor the regulatory process at state and federal levels, follow recommendations from our regulators, review existing and new treatment methods, and develop a response strategy to help prepare us to meet anticipated MCLs. Currently the federal government has proposed regulations for 6 PFAS compounds. Where detections of PFAS in our California systems have exceeded the state-established response levels, we have implemented procedures for removing the source from service or installing treatment for PFAS.
We also treat several affected water supplies for chromium-6, which experts suggest is harmful to human health and for which the California State Water Resources Control Board is developing a new MCL. To treat chromium-6, we use strong base anion exchange or reduction, coagulation, oxidation, and filtration treatment methods. We began treating water supplies in California for chromium-6 shortly after the state safe drinking water standard was set in 2014, which was subsequently remanded, and we have continued to meet the threshold for affected active water sources as regulations have evolved.
While there are no known lead service lines within Cal Water systems, the Revised Lead and Copper Rule from the EPA includes expanded requirements to complete service line inventories on both the water utility's and the customer's side of the water meter to identify lead in drinking water. As part of our compliance strategy for this updated rule, we are currently conducting an inventory to identify potential lead service lines on the customer side of the water meter.
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
Legislation and regulation regarding greenhouse gas emissions may also impose new costs on our business. For example, in March 2022, the U.S. Securities and Exchange Commission proposed climate disclosure rules that would require public companies to significantly increase disclosure of greenhouse gas emissions and strategies, targets, costs and risks associated with climate change and the energy transition. Additionally, in October 2023, California enacted legislation addressing the disclosure of greenhouse gas emissions, climate-related risks, environmental claims, and the use or sale of voluntary carbon offsets. New and future laws and regulations could increase the complexity of and costs associated with compliance with such regulations, which could have a material adverse effect on our business, results of operations, and financial condition.
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
Risks Related to Our Business Operations
We are at risk for litigation under the principle of inverse condemnation for activities in the normal course of business that are deemed to have a damaging effect on private property.
The California constitution may allow compensation to property owners for a public utility taking or damaging private property, even when damage occurs through no fault of the utility and regardless of whether the damage could be foreseen by the utility. As a result, this doctrine, which is known as inverse condemnation and is routinely invoked in California, imposes strict liability for damages, including legal fees, because of the design, construction, maintenance and operation of utility facilities. In addition to claims that our water or wastewater systems damaged property, Cal Water could be sued under inverse condemnation if its facilities or operations damage private property, or if it is unable to timely deliver sufficient quantities of water for firefighting because of system capacity limitations or water supply disruptions, including as a result of action taken by an electric utility pursuant to a PSPS program or other loss of power. Although the imposition of liability is premised on the assumption that utilities have the ability to recover these costs from their customers, there is no assurance that the CPUC would allow Cal Water to recover any such damage awards from customers. For example, in December 2017, the CPUC denied recovery of costs that San Diego Gas & Electric Company incurred because of inverse condemnation, holding that the inverse condemnation principles of strict liability are not relevant to the CPUC's prudent manager standard.
The effects of natural disasters, attacks by third parties, or poor water quality or contamination to our water supply may result in disruption in our services and litigation, which could adversely affect our business, operating results and financial condition.
We operate in areas that are prone to earthquakes, fires, mudslides, and other natural disasters. A significant seismic event or other natural disaster in California where our operations are concentrated could adversely affect our ability to deliver water and adversely affect our costs of operations. A major disaster could damage or destroy substantial capital assets. The CPUC has historically allowed utilities to establish a catastrophic event memorandum account as another possible mechanism to recover costs. However, we can give no assurance that the CPUC or any other commission would allow any such cost recovery mechanism in the future.
Our water supplies are subject to contamination, including contamination from the development of naturally-occurring compounds, chemicals in groundwater systems, pollution resulting from fabricated sources, such as 1,2,3-Trichloropropane (TCP) and PFAS, seawater incursion, and possible third-party attacks, including physical attacks, terrorist attacks, and cyber-attacks. If our water supply is contaminated, we may have to interrupt the use of that water supply until we are able to substitute the flow of water from an uncontaminated water source. In addition, we may incur significant costs in order to treat the contaminated source through expansion of our current treatment facilities, or development of new treatment methods. If we are unable to substitute water supply from an uncontaminated water source, or if we are unable to adequately treat the contaminated water source in a cost-effective manner, there may be an adverse effect on our revenues, operating results, and financial condition. The costs we incur to decontaminate a water source or an underground water system could be significant and may not be recoverable in rates. We could also be held liable for consequences arising out of human exposure to hazardous substances in our water supplies or other environmental damage. For example, private plaintiffs have the right to bring personal injury or other toxic tort claims arising from the presence of hazardous substances in our drinking water supplies. Our insurance policies may not be sufficient to cover the costs of these claims.
We have taken steps to increase security measures at our facilities and heighten employee awareness of threats to our water supply, to protect against third-party attacks, including physical attacks, terrorist attacks, and cyber-attacks. We have also improved our security measures regarding the delivery and handling of certain chemicals used in our business. We have and will continue to bear increased costs for security precautions to protect our facilities, operations, and supplies. These costs may be significant. Despite these improved security measures, we may not be able to prevent or deter any third-party attacks or be in a position to control the outcome of third-party attacks should they occur.
We depend upon our skilled and trained workforce for water delivery. Actual or threatened public health emergencies, including disease outbreaks, may also lead to the closure of our facilities or to the illness of our employees. We can give no assurance that we will be able to maintain sufficient human resources to provide service in all of the districts that we serve.
If any of these catastrophic events were to occur, we can give no assurance that our emergency preparedness plans would be adequate and that we would respond effectively, which could result in public or employee harm or adversely affect our revenues, operating results, and financial condition.
Failure of critical elements of our infrastructure could result in interruption of service, damage to others, or injuries, and could adversely affect our business, operating results, and financial condition.
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

We operate over 7,000 miles of underground pipeline. Some failures of underground pipelines could release disinfection chemicals into the environment, which have a negative impact on sensitive habitats.
We rely on our information technology (IT), operational technology (OT), and a number of complex business systems to assist with the management of our business and customer and supplier relationships, and a disruption of these systems, including from cyber-attacks, could adversely affect our business.
Our IT and OT systems are an integral part of our business, and a serious disruption of these systems could significantly limit our ability to manage and operate our business efficiently, which, in turn, could cause our business and competitive position to suffer and adversely affect our results of operations. We rely on our IT and OT networks and applications to bill customers, process orders, provide customer service, manage construction projects, manage our financial records, track assets, remotely monitor certain of our plants and facilities and manage human resources, inventory and accounts receivable collections. Our systems also enable us to purchase products from our suppliers and bill customers on a timely basis, maintain cost-effective operations, and provide service to our customers. Some of our mission and business critical systems are older and the steps we have taken to protect our systems may be insufficient to protect them from damage or interruption from:
•power loss, computer systems failures, including hardware equipment and software applications, and internet, telecommunications or data network failures;
•operator negligence or improper operation by, or supervision of, employees;
•physical and electronic loss of customer data due to security breaches, cyber-attacks, misappropriation, acts of violence, war or terrorism, and similar events;
•computer viruses;
•intentional security breaches, hacking, denial of services actions, misappropriation of data, and similar events, including intentional cybersecurity breaches aimed at disrupting and interfering with water treatment processes; and
•earthquakes, floods, fires, mudslides, and other natural disasters or physical attacks.
These events may result in physical and/or electronic loss of customer or financial data; security breaches; misappropriation; disruption of service to our customers; loss of revenues, response costs, and other financial loss; loss of management time, attention, and resources from our regular business operations; damage to our reputation; and other adverse consequences, including liability or regulatory penalties under data privacy laws and regulations. In addition, the lack of redundancy for certain of our IT systems, including billing systems, could exacerbate the impact of any of these events on us, all of which could have a negative impact on our business, results of operations, and cash flows. These types of events, either impacting our facilities or the industry in general, could also cause us to incur additional security and insurance related costs. In addition, in the ordinary course of business, we collect and retain sensitive information, including personally identifiable information, about our customers, employees, and vendors. In many cases, we outsource the administration of certain functions to vendors that have been and will continue to be targets of cyber-attacks. Any theft, loss or fraudulent use of customer, employee, vendor, or proprietary data as a result of a cyber-attack on us or a vendor could also subject us to significant litigation, liability, and costs, as well as adversely impact our reputation with customers and regulators, among others.
In addition, we may not be successful in developing or acquiring technology that is competitive and responsive to the needs of our business, and we might lack sufficient resources to make the necessary upgrades or replacements of our outdated existing technology to allow us to continue to operate at our current level of efficiency, all of which could adversely impact our business and competitive position. We maintain cybersecurity insurance to provide coverage for a portion of the losses and damages that may result from a security breach, but such insurance is subject to a number of exclusions and may not cover the total loss caused by a breach. Other costs associated with cyber events may not be covered by insurance or recoverable in rates. The market for cybersecurity insurance continues to evolve and may affect the future availability of cyber insurance at reasonable rates.
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
We purchase our water supply from various governmental agencies and others, and, in many areas, purchased water is the only available source of water. Water supply availability may be affected by weather conditions, funding and other political and environmental considerations. In addition, our ability to use surface water is subject to regulations regarding water quality and volume limitations. If new regulations are imposed or existing regulations are changed or given new interpretations, the availability of surface water may be materially reduced. A reduction in surface water could result in the need to procure more costly water from other sources, thereby increasing our water production costs and adversely affecting our operating results if not recovered in rates on a timely basis.
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
There is strong scientific consensus that human activity including carbon and methane emissions is impacting many planetary systems such as the heat-trapping capacity of the atmosphere; ocean temperature, circulation, acidity, and volume; weather patterns including the severity and frequency of severe weather events; ambient temperatures; and planetary ice cover. Because scientific investigations have been focused globally, there is tremendous uncertainty over the timing, extent, and types of impacts global climate change may have on our service areas and in our water supplies. Moreover, studies of tree ring data show long periods of drought conditions have occurred prior to significant human impacts in California and prior to our operation. Finally, in the last fifty years, California has experienced at least three severe multi-year droughts. We can give no assurance that any of our plans for water reliability and water shortages, including incorporating projected and potential climate change risks into our water supply planning activities, will be adequate or capable of effectively addressing any droughts or longer periods of drought conditions or other conditions affecting water quality and availability. Immediate physical risks could affect our operations and intensify over time as climate change worsens. More frequent flooding, wildfires, sea level rise, rising or falling groundwater levels, and uneven ground level sinking could damage our assets, including pressurized mains and other pipelines, wells, treatment facilities, and other infrastructure. Wildfires and changes in rainfall may also affect water quality, and both higher temperatures and wildfires can pose risks to employee safety. Farther into the mid-century and late-century horizon, temperature increases may cause declines in snowpack storage, and droughts could decrease surface water supply availability and groundwater recharge while causing increased outdoor demands, which, in each case, could adversely impact our ability to source adequate water supply to meet the needs of our customers.
Additional climate-related risks may influence our approach as we support the transition to a low-carbon economy. Transition risks include changes in the market and consumer demands, such as differences in generational behaviors, shifts in population locations due to different weather patterns, and variations in water needs and customer groups. Regulatory risks, such as emission trading systems and carbon taxes, may also financially affect our business. Additionally, federal and state regulations present requirements for managing water supplies and limiting impacts on local wildlife, while regional plans and legislation may directly affect how we address water issues.
We also periodically review the climate change plans of our wholesalers to determine whether alternative supplies may be necessary in the future. However, we can give no assurance that replacement water supplies will be available at a reasonable cost or a cost acceptable to our customers and Commissions.
Natural disasters, climate change, economic conditions, and other factors may change the population in our service areas.
In the event that some outside factor such as a wildfire, flood, changed climate pattern, actual or threatened public health emergency, or change in the local economy reduces or eliminates our customer base in a service area, or negatively affects the ability of a customer to pay, we could face unrecoverable costs. In those circumstances, the remaining customers might not be able to pay for the operating costs or capital costs of the water system. We may not be able to recover capital costs of property that is no longer used or useful in utility service. We may also encounter an increase in bad debt expense in times of economic difficulty. For example, we experienced an increase in bad debt expense in 2022, which we believe was due to economic impact of the COVID-19 pandemic. Although we would likely seek permission to recover any such future costs through rate increases on remaining customers or in statewide rates, we can give no assurance that the Commissions would approve rate increases to enable us to recover these costs.
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
Demand for our water during the warmer, dry months is generally greater than during cooler or rainy months due primarily to additional requirements for water in connection with irrigation systems, swimming pools, cooling systems, and other outside water use. Throughout the year, and particularly during typically warmer months, demand will vary with temperature and rainfall levels. If temperatures during the typically warmer months are cooler than normal, or if there is more rainfall than normal, the demand for our water may decrease. Under the MWRAM mechanism, lower water usage in our California operations affects our cash flows in the year of usage, but results in higher cash flows in the following years.
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
The cost to obtain water for delivery to our customers varies depending on the sources of supply, wholesale suppliers' prices, the quality of water required to be treated and the quantity of water produced to fulfill customer water demand. Our source of supply varies among our operating districts. Certain districts obtain all of their supply from wells; some districts purchase all of the supply from wholesale suppliers; and other districts obtain the supply from a combination of wells and wholesale suppliers. A small portion of supply comes from surface sources and is processed through Company-owned water treatment plants. On average, slightly more than half of the water we deliver to our customers is pumped from wells or received from a surface supply with the remainder purchased from wholesale suppliers. Water purchased from suppliers usually costs us more than surface supplied or well pumped water. The cost of purchased water for delivery to customers represented 31.2% of our total operating costs in 2023 and in 2022. Water purchased from suppliers will require renewal of our contracts upon expiration and may result in significant price increases under any such renewed contracts.
Wholesale water suppliers may increase their prices for water delivered to us based on factors that affect their operating costs. Purchased water rate increases are beyond our control. In California, our ability to recover increases in the cost of purchased water is expected to change with the adoption of the ICBA, which is pending approval of the 2021 GRC. With this change, actual per-unit purchased water costs are expected to be compared to authorized per-unit purchased water costs, with variances added to or netted against the variances in purchased power and pump taxes being recorded as a cost recovery. The balance in the ICBA is expected to be collected in the future by billing the ICBA accounts receivable balances over future periods, which may have a short-term negative impact on cash flow.
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
Purchased power is a significant operating expense. During 2023 and 2022, purchased power expense represented 6.4% and 6.2%, respectively, of our total operating costs. These costs are beyond our control and can change unpredictably and substantially. As with purchased water, purchased power costs are expected to be included in the ICBA. Cash flows between rate filings may be adversely affected until the Commission authorizes a rate change, but earnings will be minimally impacted. Cost of chemicals used in the delivery of water is not an element of the ICBA, and therefore, variances in quantity or cost could affect the results of operations.
We rely on outside contractors to supply us with materials and parts critical to the operation of our systems. Should parts and material become unavailable, or should the cost of necessary supplies rise substantially, it could adversely affect our ability to operate or have financial effects that are not recoverable through a regulatory process.
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
The water utility business is capital-intensive. We invest significant funds to replace or improve aging infrastructure such as property, plant, and equipment. In addition, water shortages may adversely affect us by causing us to rely on more purchased water. This could cause increases in capital expenditures needed to build pipelines to secure alternative water sources. In addition, we require capital to grow our business through acquisitions. We fund our capital requirements from cash received from operations, from funds received from developers, by raising equity through common stock issuances or by issuing debt obligations. We cannot give any assurance that these sources will continue to be adequate or that the cost of funds will remain at levels permitting us to earn a reasonable rate of return. In the event we are unable to obtain sufficient capital, our expansion efforts could be curtailed, which may affect our growth and may affect our future results of operations.
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
As a holding company, we conduct substantially all of our operations through our subsidiaries and our only significant assets are investments in those subsidiaries. In 2023, 90.6% of our total consolidated operating revenue was derived from the operations of California Water Service Company. As a result, we are dependent on cash flow from our subsidiaries, and California Water Service Company in particular, to meet our obligations and to pay dividends on our common stock.
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
We can make dividend payments only from our surplus (the excess, if any, of our net assets over total paid-in capital) or if there is no surplus, the net profits for the current fiscal year or the fiscal year before which the dividend is declared. In addition, we can pay cash dividends only if after paying those dividends we would be able to pay our liabilities as they become due. Owners of our capital stock cannot force us to pay dividends and dividends will only be paid if and when declared by our board of directors (Board). Our Board can elect at any time, and for an indefinite duration, not to declare dividends on our capital stock.
An important element of our growth strategy is the acquisition of water and wastewater systems. Risks associated with potential acquisitions, divestitures or restructurings may adversely affect us.
We seek to acquire or invest in other companies, technologies, services, or products that complement our business from time to time. The execution of our growth strategy exposes us to different risks than those associated with our utility operations. We can give no assurance that we will succeed in finding attractive acquisition candidates or investments, or that we would be able to reach mutually agreeable terms with such parties. In addition, as consolidation becomes more prevalent in the water and wastewater industries, the prices for suitable acquisition candidates may increase to unacceptable levels and limit our ability to grow through acquisitions. If we are unable to find acquisition candidates or investments, our ability to grow may be limited.
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
Any of these transactions could involve numerous additional risks, including one or more of the following:
•problems integrating the acquired operations, personnel, technologies, physical and cybersecurity processes, or products with our existing businesses and products;
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
We may be unable to continue to expand our business or manage future growth. To successfully manage our growth and handle the responsibilities of being a public company, we must effectively:
•hire, train, integrate, and manage additional qualified engineers for engineering design and construction activities, new business personnel, and financial and information technology personnel;
•retain key management, augment our management team, and retain qualified and certified water and wastewater system operators;
•implement and improve additional and existing administrative, financial and operations systems, procedures and controls;
•expand our technological capabilities; and
•manage multiple relationships with our customers, regulators, suppliers, and other third parties.
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
Our billed revenues and cash flows from operations will decrease if a significant business or industrial customer terminates or materially reduces its use of our water. Approximately $187.1 million, or 23.7%, of our 2023 water utility revenues was derived from business and industrial customers. In Hawaii, we serve a number of large resorts, which if their water usage was reduced or ceased could have a material impact to our Hawaii operation. The delay between such date and the effective date of the rate relief may be significant and could adversely affect our operating results and cash flows.
Our operating cost and costs of providing services may rise faster than our revenues.
Our ability to increase rates over time is dependent upon approval of such rate increases by the Commissions, or in the case of the City of Hawthorne and the City of Commerce, the City Council, which may be inclined, for political or other reasons, to limit rate increases. However, our costs, which are subject to market conditions and other factors, may increase significantly. The second largest component of our operating costs after water production is made up of salaries and wages. These costs are affected by the local supply and demand for qualified labor. Other large components of our costs are general insurance, workers compensation insurance, employee benefits, and health insurance costs. These costs may increase disproportionately to rate increases authorized by the Commissions and may have a material adverse effect on our future results of operations.
Demand for our stock may fluctuate due to circumstances beyond our control.
We believe that stockholders invest in public utility stocks, in part, because they seek reliable dividend payments. If there is an over-supply of stock of public utilities in the market relative to demand by such investors, the trading price of our securities could decrease. Additionally, if interest rates rise above the dividend yield offered by our equity securities, demand for our stock, and consequently its market price, may decrease. Additional factors that could cause fluctuations in the trading price of our stock include regulatory developments, such as the CPUC's ultimate decision regarding the 2021 GRC; general economic conditions and trends, including inflationary pressures, general economic slowdown or a recession, changes in monetary policy, adverse capital markets activity or macroeconomic conditions as a result of geopolitical conflicts, and the prospect of a shutdown of the U.S. federal government; price and volume fluctuations in the overall stock market; actual or anticipated changes or fluctuations in our results of operations; actual or anticipated changes in the expectations of investors or securities analysts; actual or anticipated developments in other utilities' businesses or the competitive landscape generally; litigation involving us or our industry; major catastrophic events, or sales of large blocks of our stock. A decline in demand for our stock may have a negative impact on our ability to finance capital projects.
Adverse investment returns and other factors may increase our pension liability and pension funding requirements.
A substantial number of our employees are covered by a defined benefit pension plan. At present, the pension plan is underfunded because our projected pension benefit obligation exceeds the aggregate fair value of plan assets. Under applicable law, we are required to make cash contributions to the extent necessary to comply with minimum funding levels imposed by regulatory requirements. The amount of such required cash contribution is based on an actuarial valuation of the plan. The funded status of the plan can be affected by investment returns on plan assets, discount rates, mortality rates of plan participants, pension reform legislation, and a number of other factors. There can be no assurance that the value of our pension plan assets will be sufficient to cover future liabilities. Although we contributed to our pension plan in recent years, it is possible that we could incur a pension liability adjustment, or could be required to make additional cash contributions to our pension plan, which would reduce the cash available for business and other needs.
Labor relations matters could adversely affect our operating results.
At December 31, 2023, 757 of our 1,266 total employees were union employees. Most of our unionized employees are represented by the UWUA, AFL-CIO, except certain engineering and laboratory employees who are represented by the IFPTE, AFL-CIO.
We believe our labor relations are good, but in light of rising costs for health care, pensions, and general inflation, our future contract negotiations may be difficult. Furthermore, changes in applicable law or regulations could have an adverse effect on management's negotiating position with respect to our currently unionized employees and/or employees that decide to unionize in the future. We are subject to a risk of work stoppages and other labor relations matters as we negotiate with the unions to address these issues, which could affect our results of operations and financial condition. We can give no assurance that issues with our labor forces will be resolved favorably to us in the future or that we will not experience work stoppages.

Our operations are geographically concentrated in California and this lack of diversification may negatively affect our operating results.
Although we own facilities in a number of states, 90.6% of our total consolidated operating revenue was generated by our operations located in California in 2023. As a result, we are largely subject to political, regulatory, economic, water supply, weather, labor, and energy cost risks affecting California.
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
Our business and financial performance may be adversely affected by high inflation and other macroeconomic conditions.
Inflation has the potential to adversely affect our liquidity, business, financial condition, and results of operations by increasing our overall cost structure, particularly if we are unable to achieve increases in the rates we charge our customers. There is no guarantee that any future rate increase requests will be approved and granted in a timely manner and/or will be sufficient to cover costs for the impact of high inflation. The existence of inflation in the economy has resulted in, and may continue to result in, higher interest rates and capital costs, shipping costs, supply shortages, increased costs of labor, and other similar effects. As a result of inflation, we have experienced, and may continue to experience, cost increases. Although we may take measures to mitigate the impact of this inflation, if these measures are not effective, our business, financial condition, results of operations, and liquidity could be materially adversely affected. Even if such measures are effective, there could be a difference between the timing of when these beneficial actions impact our results of operations and when the cost of inflation is incurred.
We may also be similarly impacted by stagnating or worsening business and economic conditions, including general economic slowdown or a recession, higher interest rates for a prolonged period of time, instability of certain financial institutions, changes in monetary policy, adverse capital markets activity or macroeconomic conditions as a result of geopolitical conflicts, and the prospect of a shutdown of the U.S. federal government.
Municipalities, water districts, and other public agencies may condemn our property by eminent domain action.
State statutes allow municipalities, water districts and other public agencies to own and operate water systems. These agencies are empowered to condemn water systems or real property owned by privately owned public utilities in certain circumstances and in compliance with California and federal law. Additionally, whenever a public agency constructs facilities to extend its utility system into the service area of a privately owned public utility, such an act may constitute the taking of property and require reimbursement to the public utility for its loss. If a public agency were to file an eminent domain lawsuit against us, we would incur substantial attorney's fees, consultant and expert fees, and other costs in considering a challenge to the right to take our utility property and/or its valuation for just compensation, as well as such fees and costs in any subsequent litigation if necessary. If the public agency prevailed and acquired our utility property, we would be entitled to just compensation for our loss, but we would no longer have access to the condemned property or water system. Neither would we be entitled to any portion of revenue generated from the use of such asset going forward.
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
•amounts to set aside for uncollectible accounts receivable, inventory obsolescence, and uninsured losses;
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
Our commitments and stakeholder expectations relating to environmental, social, and governance (ESG) considerations may expose us to liabilities, increased costs, reputational harm, and other adverse effects on our business.
We have announced, and may from time to time announce, certain initiatives, including goals, targets, and other objectives, related to ESG matters. These statements reflect our current plans and do not constitute a guarantee that they will be achieved. Our failure to accomplish or accurately track and report on these goals on a timely basis, or at all, could adversely affect our reputation, financial performance, and growth, and expose us to increased scrutiny from the investment community as well as enforcement authorities. In addition, statements about our sustainability goals, targets, and other objectives, and progress against those goals, targets, and other objectives, are or may be based on standards for measuring progress that are still developing, internal controls and processes that continue to evolve, and assumptions that are subject to change in the future. Our selection of voluntary disclosure frameworks and standards, and the interpretation or application of those frameworks and standards, have changed and may change from time to time, or differ from those of others. Methodologies for reporting this data have been and may from time to time be updated and previously reported data has been or may be adjusted, as applicable, to reflect improvement in availability and quality of third-party data, changing assumptions, changes in the nature and scope of our operations, and other changes in circumstances, which could result in significant revisions to our current goals, reported progress in achieving such goals, or ability to achieve such goals in the future.
Investor and political advocacy groups, certain institutional investors, investment funds, other market participants, stockholders, and customers have focused increasingly on ESG initiatives, including the goals, targets, and objectives that we announce, and our methodologies and timelines for pursuing them. At the same time, stakeholders and regulators have increasingly expressed or pursued opposing views, legislation, and investment expectations with respect to sustainability initiatives, including the enactment or proposal of "anti-ESG" legislation or policies. Implementing our ESG programs involves risks and uncertainties, including increased costs, requires investments and often depends on third-party performance or data that is outside our control. For example, as a regulated utility, we must obtain approval from our state utilities commissions for our cost structure and capital investments, including capital expenditures for implementing ESG programs, and any changes that may affect customer rates need to be approved within the rate case process with the state public utilities commissions. In our experience, U.S. state utilities commissions have prioritized water affordability and physical climate change risk adaptation over emissions reductions. Additionally, in many areas, purchased water, which is a contributor to our emissions inventory, is the only available water source, and a large majority of these single-source suppliers have not published emission reduction targets. We cannot guarantee that we will achieve our announced ESG targets and commitments, satisfy all stakeholder expectations, or that the benefits of implementing or achieving these goals and initiatives will not surpass their projected costs. Any failure, or perceived failure, to achieve ESG goals and initiatives, as well as to manage ESG risks, adhere to public statements, comply with federal or state ESG laws and regulations or meet evolving and varied stakeholder expectations and standards could result in legal and regulatory proceedings against us and materially adversely affect our business, reputation, results of operations, financial condition, and stock price. Even if we achieve our goals, targets, and objectives, we may not realize all of the benefits that we expected at the time they were established.
Our ability to produce timely and accurate financial statements or comply with applicable laws and regulations could be impaired by a material weakness in our internal control over financial reporting, which could result in loss of investor confidence in the accuracy and completeness of our financial reports and materially adversely affect our results of operations and stock price.
The accuracy of our financial reporting is dependent on the effectiveness of our internal controls. We are required to provide a report from management to our stockholders on our internal control over financial reporting that includes an assessment of the effectiveness of these controls. As disclosed in our 2022 Annual Report on Form 10-K, management concluded that our internal control over financial reporting was not effective as of December 31, 2022 due to a material weakness in our internal control over the completeness of our accounting for regulatory assets and liabilities, specifically controls over the identification of regulatory filings by the Company during the period that are then reviewed to determine their potential accounting impact. This material weakness has since been remediated.
Internal control over financial reporting has inherent limitations, including human error, the possibility that controls could be circumvented or become inadequate because of changed conditions, and fraud. Because of these inherent limitations, internal control over financial reporting might not prevent or detect all misstatements or fraud. If we are unable to maintain effective internal control over financial reporting or disclosure controls and procedures, we could suffer harm to our reputation, incur incremental compliance costs, fail to meet our public reporting requirements on a timely basis, be unable to properly report on our business and our results of operations, or be required to restate our financial statements, which could result in loss of investor confidence in the accuracy and completeness of our financial reports, subject us to litigation or investigations requiring management resources and payment of legal and other expenses, and our results of operations and our stock price could be materially adversely affected.
Item 1B.    Unresolved Staff Comments.
None.

Item 1C.    Cybersecurity.
Governance
The Board and Audit Committee are responsible for overseeing IT and OT risks from cybersecurity threats. The Board recognizes the importance of maintaining the trust and confidence of our customers, employees, and stockholders and the need to protect information stored on our and our vendors' systems, including personal and proprietary data.
Our Senior Vice President of Corporate Services & Chief Risk Officer (SVP & CRO), who reports directly to our Chairman, President & CEO leads a team that is responsible for managing our enterprise-wide information security strategy, policy, standards, architecture, and processes, including the prevention, detection, mitigation, and remediation of cybersecurity incidents. Our SVP & CRO holds a Master’s Degree in Business Administration and a Bachelor’s Degree in Management Information Systems, has over 25 years of information and operational technology experience, is a certified Project Management Professional, and is a Certified Information Security Manager from the Information Systems Audit and Control Association. He served for one year as the President of the Bay Area InfraGard chapter and four years on its Board. InfraGard is a collaboration between the Federal Bureau of Investigation (FBI) and members of the private sector that promotes the protection of U.S. critical infrastructure and enables the exchange of important information. Our Director of IT Security and Chief Information Security Officer (CISO), who reports to the SVP & CRO, has over 25 years of information technology and 15 years of cybersecurity experience and holds a Certified Information Systems Security Professional certification from the International Information System Security Certification Consortium.
The Board and Audit Committee receive regular reports from management no less than quarterly, and on an ad hoc basis, on information and operational technology risks, including cybersecurity and data security risks, as well as on the status of projects to strengthen our information security systems, assessments of our security program, and the emerging threat landscape.
The SVP & CRO receives reports on cybersecurity threats from the CISO who regularly reviews threat intelligence from various sources including the FBI and Department of Homeland Security (DHS). The SVP & CRO, in conjunction with management, also regularly reviews risk management measures implemented by us to identify and mitigate data security and cybersecurity risks. The significance of these threats is assessed by the SVP & CRO and his team and reported, as appropriate depending on the significance, to the Audit Committee.
Risk Management and Strategy
Our cybersecurity risk management approach is informed in part by multiple standards and regulations for cybersecurity and data privacy, including the following:
•National Institute of Standards and Technology (NIST) Cybersecurity Framework
•NIST 800-171 and Cybersecurity Maturity Model Certification (NIST 800-171 CMMC)
•Payment Card Industry Data Security Standard
•California Privacy Rights Act
•Health Insurance Portability and Accountability Act
•Defense Federal Acquisition Regulations Supplement (DFARS)
We regularly assess our adherence to these standards and maintain programs designed to support our compliance with these requirements. External firms audit our compliance with NIST 800-171 CMMC and DFARS every three years. In addition, our cybersecurity processes have been integrated into our overall enterprise risk management system and specific cybersecurity-focused disclosure controls and procedures have been developed. Management continues to support a variety of practices that are intended to align with recognized frameworks and reflect our approach to assess, identify, and manage material risks from cybersecurity threats:
•Incident response: We have adopted a Cybersecurity Incident Response Plan (IRP) that applies in the event of a cybersecurity threat or incident to provide a standardized framework for investigating, containing, documenting, and mitigating incidents, including reporting findings and keeping senior management and other key stakeholders informed and involved as appropriate. The IRP applies to all Company personnel and third-party contractors, vendors, and partners that perform functions or services that require access to secure our information, and to all devices and network services that are owned or managed by the Company.

•Regular testing: We engage a third-party cybersecurity firm to conduct an annual network penetration test on our corporate and supervisory control and data acquisition networks. The annual penetration test enables us to assess our existing security controls to identify weaknesses and eliminate vulnerabilities to defend against cybersecurity threats proactively. Our Information Technology team also conducts rehearsals of our IRP to test and enhance our ability to respond to cybersecurity incidents.
•Monitoring for risks: We engage a third party cybersecurity firm to manage our Security Operations Center (SOC) who is responsible for monitoring our network traffic 24/7. Our SOC helps to identify and respond to cybersecurity issues in real time by assessing the level of threats and making recommendations on appropriate actions.
•Security controls: We incorporate physical- and software-based preventive, detective, and corrective security controls to prevent or detect unauthorized activities and proactively alert us should an unauthorized activity occur within the organization. Early detection can enable the security team to quickly contain and eradicate the unauthorized activity to reduce the time exposure window and the impact of the incident. Our Security Incident Event Management tool monitors security logs, includes detective controls, and helps to identify irregular activities.
•Detection and preventative technology: We have implemented multiple technologies designed to help protect our systems from cybersecurity threats, including an intrusion prevention system, next-generation antivirus program, end point protection system, and a data loss prevention security tool.
•Regular improvements: We regularly work to enhance our systems and integrate new information and technology to upgrade our systems. We review and approve software and hardware acquisitions to enhance our ability to detect and manage cybersecurity threats. We also engage the FBI, DHS, and Fusion Center for incident response support and collaborate to share critical information.
Management also shares knowledge to protect our infrastructure and learn from recent developments. In addition to InfraGard, our SVP & CRO is a member of The Northern California Regional Intelligence Center, which is part of the California State Threat Assessment System supporting public safety as an intelligence and information sharing nexus in Northern California. Our CISO also actively participates on the Safety and Security Committee of the National Association of Water Companies to collaborate with members of our industry and learn best practices.
Our employees represent the foundation of cybersecurity protection and are a key line of defense, and we seek to strengthen their ability to target risks by proactively training active employees and contractors each year. We update our online security awareness training annually to review key policies and practices for security. To engage our workforce and inform employees of applicable security topics, we provide a monthly internal cybersecurity newsletter. Our monthly campaign on mock phishing emails is designed to serve as a reminder to employees to refrain from clicking on fraudulent emails disguised as safe content. We also assign enhanced cybersecurity training to employees who have access to potentially sensitive governmental information.
In the last fiscal year, we have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected us, but we face certain ongoing cybersecurity risks threats that, if realized, are reasonably likely to materially affect us. Additional information on cybersecurity risks we face is discussed in Part I, Item 1A, "Risk Factors," under the heading "We rely on our information technology (IT) and a number of complex business systems to assist with the management of our business and customer and supplier relationships, and a disruption of these systems, including from cyber-attacks, could adversely affect our business."
Item 2.    Properties.
Our physical properties consist of offices and water and wastewater facilities to accomplish the production, storage, treatment, and distribution of water and the collection, treatment, and discharge of wastewater. These properties are located in or near the geographic service areas listed above in Item 1, "Business—Geographical Service Areas and Number of Customer Connections at Year-end." Our headquarters, which houses accounting, engineering, information systems, human resources, legal, purchasing, regulatory, water quality, and executive staff, is located in San Jose, California.
The real properties owned are held in fee simple title. Properties owned by Cal Water are subject to the lien of an Indenture of Mortgage and Deed of Trust dated May 11, 2021, June 11, 2019, November 22, 2010, and April 17, 2009 (the California Indenture), securing Cal Water's First Mortgage Bonds, of which $1,050.0 million was outstanding at December 31, 2023. The California Indenture contains certain restrictions common to such types of instruments regarding the disposition of property and includes various covenants and restrictions. At December 31, 2023, our California utility was in compliance with the covenants of the California Indenture.

Cal Water owns 600 wells and operates ten leased wells. There are 408 owned storage tanks with a capacity of 290 million gallons, one leased storage tanks with a capacity of 0.25 million gallons, 28 managed storage tanks with a capacity of 32 million gallons, and three surface water reservoirs with a capacity of 241 million gallons. Cal Water owns and operates six surface water treatment plants with a combined capacity of 46 million gallons per day. There are 6,743 miles of supply and distribution mains in the various owned and managed systems.
In the leased City of Hawthorne and City of Commerce systems or in systems that are operated under contract for municipalities or private companies, title to the various properties is held exclusively by the municipality or private company.
Hawaii Water owns 29 wells, manages two potable wells, and manages five irrigation wells. There are 38 storage tanks with a storage capacity of 35.8 million gallons. There are 246 miles of supply and distribution lines. Hawaii Water operates seven wastewater treatment facilities with a combined capacity to process approximately 4.8 million gallons per day. There are 77.1 miles of sewer collection mains including force mains.
Washington Water owns 469 wells and manages 5 wells. There are 194 owned storage tanks with a storage capacity of 23.8 million gallons. There are 734 miles of supply and distribution lines. Washington Water operates one wastewater treatment plant with 1.3 miles of sewer collection mains.
New Mexico Water owns 29 wells. There are 29 storage tanks with a storage capacity of 11.0 million gallons. There are 210 miles of supply and distribution lines. New Mexico operates two wastewater treatment facilities with a combined capacity to process 0.62 million gallons per day. There are eight lift stations and 35 miles of sewer collection mains.
Washington Water has long-term bank loans that are secured primarily by utility plant owned by Washington Water.
Texas Water, through its majority ownership of BVRT, owns and operates four wastewater treatment plants. The plants have a treatment capacity of 795,000 gallons per day.
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
PART II
Item 5.    Market for Registrant's Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Our common stock is traded on the New York Stock Exchange under the symbol "CWT." At December 31, 2023, there were 57,723,738 common shares outstanding. There were 1,767 common stockholders of record as of February 12, 2024.
During 2023, we paid a cash dividend of $1.04 per common share, or $0.26 per quarter. During 2022, we paid a cash dividend of $1.00 per common share, or $0.25 per quarter. On January 25, 2024, our Board declared a quarterly cash dividend of $0.28 per common share payable on February 23, 2024, to stockholders of record on February 12, 2024. This represents an indicated annual cash dividend of $1.12, and would be our 57th consecutive year of increasing the annual dividend and marks the 316th consecutive quarterly dividend.
We presently intend to pay quarterly cash dividends in the future consistent with past practices, subject to our earnings and financial condition, restrictions set forth in our debt instruments, regulatory requirements and such other factors as our Board may deem relevant.
Five-Year Performance Graph
The following performance graph compares the changes in the cumulative shareholder return on California Water Service Group's common stock with the cumulative total return on the Robert W. Baird Water Utility Index (which is comprised of Artisan Resources Corporation, American Water Works Company, Inc, American States Water Company, Essential Utilities, SJW Group, and York Water) and the Standard & Poor's 500 Index during the last five years ended December 31, 2023. The comparison assumes $100 was invested on December 31, 2018, in California Water Service Group's common stock and in each of the forgoing indices and assumes reinvestment of dividends.

Performance Graph Data

$225
$200
$175
$150
$125
$100
$75
DOLLARS
2018
2019
2020
2021
2022
2023
Period Ending
California Water Service Group
S&P 500 Index
RW Baird Water Utility Index

The following descriptive data is supplied in accordance with Rule 304(d) of Regulations S-T:

	2018	2019	2020	2021	2022	2023
California Water Service Group	100	108	113	151	127	109
S&P 500	100	131	156	200	164	207
RW Baird Water Utility Index	100	134	155	189	156	133
An initial $100 investment in the common stock of California Water Service Group on December 31, 2018 including reinvestment of dividends would be worth $109 at the end of the 5-year period ending December 31, 2023.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.
Item 6.   [Reserved]
Not applicable.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following sections include a discussion of results for fiscal 2023 compared to fiscal 2022 as well as certain 2021 results. The comparative results for fiscal 2022 with fiscal 2021 generally have not been included in this Form 10-K, but may be found in “Part II - Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.
Overview
Net Income Attributable to California Water Service Group
In 2023 and 2022, net income attributable to California Water Service Group was $51.9 million and $96.0 million, respectively. Earnings per diluted common share decreased $0.86 from $1.77 to $0.91 or 48.6% in 2023.
The $44.1 million decrease in net income was primarily due to the delayed final decision from the CPUC on Cal Water's pending 2021 GRC to set new revenue, rates, and regulatory mechanisms. The 2021 GRC was originally scheduled to be completed on December 31, 2022 with new revenue, rates, and regulatory mechanisms effective on January 1, 2023. On January 24, 2024, the assigned CPUC ALJs issued a PD on the litigated 2021 GRC, and concurrently, the assigned CPUC Commissioner issued an APD opposing and modifying certain decisions made by the ALJs. The PD issued by the ALJs was closer aligned to Cal Water’s requested revenue requirement whereas the APD issued by the assigned Commissioner was closer aligned to the Public Advocates’ requested revenue requirement. On February 13, 2024, Cal Water filed a request to change several elements in the PD and APD, including correction of possible 2021 GRC technical issues. We are unable to determine which of the two proposed decisions will be adopted by the CPUC, or if a second alternate proposed decision will be issued by the CPUC. As a result of the uncertainty of the decision that will ultimately be made by the CPUC, we are unable to reasonably estimate the impact on 2023 operating revenue and expenses. The 2021 GRC cumulative adjustment plus interest which is retroactive to January 1, 2023, will be recorded when the final decision is issued by the CPUC.
IRMA, MWRAM, AND DREMA
The IRMA tracks the difference between the current rates that continue to be billed starting January 1, 2023 (considered to be interim rates), and the rates that will eventually be approved pursuant to the CPUC's decision concerning Cal Water's 2021 GRC, plus any additional revenue changes approved since July 1, 2021 (final rates). We expect to recognize the regulatory asset and corresponding operating revenue once the 2021 GRC is approved by the CPUC.
The MWRAM tracks the difference between the revenue received for actual metered sales through tiered volumetric rates and the revenue that would have been received with the same actual metered sales if a uniform rate had been in effect. The MWRAM will be effective retroactive to January 1, 2023. We expect to recognize the regulatory asset and corresponding operating revenue once the 2021 GRC is approved by the CPUC.
The DREMA tracks lost revenues associated with reduced sales revenue when customer demand is affected by requests for voluntary and mandatory usage reductions in California and is in effect for us in 2023 when our regulated service territories in California are under voluntary and mandatory usage reductions. The final value of the DREMA will depend on the resolution of the 2021 GRC. We expect to recognize the regulatory asset and corresponding operating revenue once the 2021 GRC is approved by the CPUC and an advice letter for recovery is approved by the CPUC.
Operating revenue for 2023 does not include any benefit of proposed revenue rate relief that will be tracked in the IRMA or regulatory mechanisms (MWRAM and DREMA) due to the delay in approval of our 2021 GRC.
California Extended Water and Wastewater Arrearages Payment Program
The California Water and Wastewater Arrearages Payment Program was created by the California Legislature to be administered by the State Water Resources Control Board (Water Board) in order to provide relief to community water and wastewater systems for unpaid bills (arrearages) related to the COVID-19 pandemic. The Legislature allocated $985 million in American Rescue Plan Act of 2021 funds to pay down residential and commercial arrearages accrued between March 4, 2020 and June 15, 2021. In response to the Water Board’s survey, Cal Water reported $20.8 million in eligible customer arrearages and program administrative costs. Cal Water received 100% of the requested amount from the program in January 2022. Cal Water applied $17.2 million of these funds to identified past due customer balances during the first quarter of 2022 and returned the remaining balance.
In 2023, the California Extended Water and Wastewater Arrearages Payment Program was established and extended the relief period to include arrearages accrued from June 16, 2021 to December 31, 2022. In response to the extended program, Cal Water submitted an application for $83.0 million in eligible customer arrearages and program administrative costs that was subsequently accepted by the Water Board. Cal Water expects approval of the request in the first quarter of 2024.

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
Regulatory balancing account revenue
Regulatory balancing account revenue is revenue related to revenue mechanisms authorized in California by the CPUC, which the Company recognizes as revenue when it is objectively determinable, probable of recovery and expected to be collected within 24 months following the end of the accounting period. Regulatory balancing account revenues are not considered contracts with customers. To the extent that revenue is estimated to be collectible beyond 24 months, recognition is deferred. Due to a delay in resolution of the 2021 GRC, the Company did not recognize a benefit from regulatory revenue mechanisms in 2023. For 2022, the Company's authorized regulatory revenue mechanisms included the WRAM.
The WRAM decoupled revenue from the volume of the sales and allowed the Company to recognize the adopted level of volumetric revenues. The variance between adopted volumetric revenues and actual billed volumetric revenues for metered accounts was recorded as regulatory balancing account revenue. The WRAM concluded on December 31, 2022.
Regulatory balancing accounts also include revenue that is recognized for balancing accounts when it is probable that future recovery of previously incurred costs or future refunds that are to be credited to customers will occur through the ratemaking process. These mechanisms, such as the Modified Cost Balancing Account (MCBA), Conservation Expense Balancing Account (CEBA), Pension Cost Balancing Account (PCBA), and Health Cost Balancing Account (HCBA), generally provide for recovery of the adopted levels of expenses for purchased water, purchased power, pump taxes, water conservation program costs, pension, and health care. Variances between adopted and actual costs were recorded as regulatory balancing account revenue in 2022. In 2023, in connection with the CPUC's decision to discontinue the use of the WRAM, the variances for CEBA, HCBA, and PCBA are recorded against the originating expense. The MCBA concluded on December 31, 2022.

The CPUC issued a decision effective August 27, 2020 requiring that Class A companies submitting GRC filings after the effective date be (i) precluded from proposing the use of a full decoupling WRAM in their next GRCs and (ii) allowed the use of MWRAM. In addition, the CPUC's decision allowed for ICBAs to replace the MCBA. The MWRAM tracks the difference between the revenue received for actual metered sales through the tiered volumetric rate and the revenue that would have been received with the same actual metered sales if a uniform rate had been in effect. The ICBA tracks differences between the authorized per-unit prices of water production costs and actual per-unit prices of water production costs. Cal Water complied with this decision in its 2021 GRC and the MWRAM and ICBAs are expected to be effective retroactive to January 1, 2023 once approved. The Company did not record a regulatory asset or regulatory liability for the MWRAM or ICBAs for 2023.
In September 2020, Cal Water filed an Application for Rehearing at the CPUC seeking to reverse the August 27, 2020 CPUC decision. In September 2021, the CPUC denied the Application for Rehearing. On or about October 27, 2021, Cal Water along with four other Class A California water utilities filed Petitions for a Writ of Review with the California Supreme Court (Court). On May 18, 2022, the Court issued writs granting review and ordered the CPUC and other filing parties to submit additional pleadings to the Court. The final pleadings were submitted on January 13, 2023. Cal Water anticipates that the Court will schedule an oral argument before it begins deliberations and issues its decision.
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
If we determine that a portion of our assets used in utility operations is not recoverable in customer rates, we would be required to recognize the loss of the disallowed assets.
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
On December 22, 2017, the U.S. government enacted expansive tax legislation commonly referred to as the TCJA. Among other provisions, the TCJA reduced the federal income tax rate from 35 percent to 21 percent beginning on January 1, 2018 and eliminated bonus depreciation for utilities. The TCJA required the Company to re-measure all existing deferred income tax assets and liabilities to reflect the federal tax rate reduction.
As of December 31, 2023, the TCJA refund liability was $92.5 million. We continue working with other state regulators to finalize the refund to confirm compliance with federal normalization rules.

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
The following table reflects the sensitivity of pension amounts reported for the year ended December 31, 2023, to changes in actuarial assumptions:

	Increase/(Decrease) in Pension Benefits Actuarial Assumption	Increase/(Decrease) in 2023 Net Periodic Benefit Cost	Increase/(Decrease) in Projected Benefit Obligation as of December 31, 2023
		Dollars in thousands
Discount rate	(0.5)%	$3,494	$59,334
Long-term rate of return on plan assets	(0.5)%	3,502	—
Rate of compensation increases	(0.5)%	(3,218)	(15,000)
Cost of living adjustment (1)	(0.23)%	(2,561)	(15,387)
Discount rate	0.5%	(6,084)	(52,558)
Long-term rate of return on plan assets	0.5%	(3,502)	—
Rate of compensation increases	0.5%	3,017	15,884
Cost of living adjustment	0.5%	4,658	40,412
______________________________________________________________________________
1.The cost of living adjustment was assumed at 2.23% and has a floor of 2.0%.

Results of Operations
Operating Revenue
Operating revenue in 2023 was $794.6 million, a decrease of $51.8 million, or 6.1%, over 2022. Operating revenue in 2022 was $846.4 million, an increase of $55.5 million, or 7.0%, over 2021. The sources of change in operating revenue were:

	2023	2022
	Dollars in millions
Net change due to rate changes, usage, and other (1)	$17.9	$6.2
WRAM revenue (2)	(74.3)	42.7
MCBA revenue (3)	7.4	(11.2)
Other balancing account revenue (4)	4.9	1.3
Deferral of revenue (5)	(7.7)	16.5
Net change	$(51.8)	$55.5
_______________________________________________________________________________
(1)In 2023, the net change due to rate changes, usage, and other in the above table was primarily driven by rate increases in California of $30.7 million, which was partially offset by a 3.4% decrease in customer usage, which we believe is primarily due to higher winter precipitation in our California service territories and water conservation compared to 2022.
(2)WRAM revenue is the variance between adopted volumetric revenues and actual billed volumetric revenues for metered accounts. In 2023, the WRAM revenue decrease is due to the mechanism concluding as of December 31, 2022; as a result, no WRAM revenue was recorded for 2023. For 2022, we recognized $74.3 million of WRAM revenue as actual billed volumetric revenue was lower than adopted volumetric revenue.
(3)MCBA revenue is the variance between adopted water production costs and actual water production costs. In 2023, the MCBA revenue increase is due to the mechanism concluding as of December 31, 2022; as a result, no MCBA revenue was recorded for 2023. For 2022, we recorded a decrease to MCBA revenue of $7.4 million as actual water production costs were lower than adopted water production costs. As required by the MCBA mechanism, the difference in actual water production costs and adopted water production costs in California was recorded to operating revenue for 2022.
(4)The other balancing account revenue consists of the pension, conservation and health care balancing account revenues. Pension and conservation balancing account revenues are the differences between actual expenses and adopted rate recovery. Health care balancing account revenue is 85% of the difference between actual health care expenses and adopted rate recovery. In 2023, the adjustments for these balancing accounts were recorded as an increase to the originating expense accounts of $12.4 million rather than as an operating revenue decrease. In 2022, actual pension and health care costs were below the adopted costs and a decrease to revenue of $5.9 million was recognized for the difference. This was partially offset by an increase to revenue of $1.2 million recorded for the conservation balancing account as actual expenses were above adopted.
(5)The deferral of revenue consists of amounts that are expected to be collected from customers beyond 24 months following the end of the accounting period in which these revenues were recorded. Deferred revenue in 2023 remained flat, while the deferred revenue in 2022 decreased $7.7 million primarily due to the recognition of deferred balancing account revenue in 2022.
Water Production Expenses
Water production expenses, which consist of purchased water, purchased power, and pump taxes, comprise the largest segment of total operating expenses. Water production costs accounted for 40.2% and 39.7%, of total operating costs in 2023 and 2022, respectively. The rates charged for wholesale water supplies, electricity, and pump taxes are established by various public agencies. As such, these rates are beyond our control.

The table below provides the change in water production expenses during the past 2 years:

	2023			2022
	Amount	Change	% Change	Amount	Change	% Change
	Dollars in millions
Purchased water	$223.8	$(0.7)	(0.3)%	$224.5	$(0.5)	(0.2)%
Purchased power	45.7	1.1	2.5%	44.6	7.5	20.2%
Pump taxes	19.0	2.8	17.3%	16.2	0.9	5.9%
Total water production expenses	$288.5	$3.2	1.1%	$285.3	$7.9	2.8%
The principal factors affecting water production expenses are the quantity, price, and source of the water. Generally, water pumped from wells costs less than water purchased from wholesale suppliers.
The table below provides the amounts, percentage change, and source mix for the respective years:

	2023			2022
	MG	% of Total	% change from prior year	MG	% of Total	% change from prior year
	Millions of gallons (MG)
Source:
Wells	50,363	48.6%	(4.1)%	52,534	49.1%	—
Purchased	47,865	46.3%	(5.2)%	50,473	47.2%	(5.9)%
Surface	5,256	5.1%	33.5%	3,938	3.7%	(10.1)%
Total	103,484	100.0%	(3.2)%	106,945	100.0%	(3.2)%
Purchased water expenses are affected by changes in quantities purchased, supplier prices, and cost differences between wholesale suppliers. The ICBA mechanism is designed to recover all changes in supplier prices for purchased water expenses and will be in effect for Cal Water once the 2021 GRC is resolved.
For 2023, the $0.7 million decrease in purchased water expenses is mostly due to a 5.2% decrease in purchased quantities offset by a blended purchased water wholesaler rate increase of 5.1%.
For 2023, the $2.8 million increase in pump taxes is primarily due to increases in pump tax rates.
Purchased power expenses are affected by the quantity of water pumped from wells and moved through the distribution system, rates charged by electric utility companies, and rate structures applied to usage during peak and non-peak times of the day or season. In 2023, purchased power expenses increased $1.1 million mainly due to an increase in rates from our power providers.
Changes in climate change regulations could increase the cost of power that in turn would result in an increase in the rates our power suppliers charge us. Any change in pricing of our purchased power expenses in California would be recovered from our customers through the ICBA mechanism once the 2021 GRC is resolved. Any change in power costs in other states would be requested to be recovered by the customers in those states. The impact of such regulations is dependent upon the enacted date, the factors that affect our suppliers' cost structure, and their ability to pass the costs to us in their approved tariffs. These items are not known at this time.
Administrative and General Expenses
Administrative and general expenses include payroll related to administrative and general functions, all employee benefits charged to expense accounts, insurance expenses, legal fees, expenses associated with being a public company, and general corporate expenses.
For 2023, administrative and general expenses increased $9.5 million, or 7.2%, compared to 2022. The increase was mainly due to an increase of $9.0 million in employee wages primarily driven by annual increases in employee wage rates and an increase in the number of employees.

Other Operations Expenses
The components of other operations expenses include payroll, material and supplies, and contract service costs of operating the regulated water systems, including the costs associated with water transmission and distribution, pumping, water quality, meter reading, billing, operations of district offices, and water conservation programs.
For 2023, other operations expense decreased $3.7 million, or 3.2%, compared to 2022. The decrease was primarily due to an increase in deferred costs associated with deferred revenue of $6.3 million (see deferral of revenue above), a decrease in conservation expenses of $2.2 million, and a decrease in bad debt costs of $1.7 million, which was partially offset by an increase in employee labor costs of $3.6 million and an increase in water quality testing costs of $1.4 million.
Maintenance
For 2023, maintenance expenses increased $0.3 million, or 0.8%, compared to 2022 due to increases in reservoir, tank, well, and pumping equipment repairs.
Depreciation and Amortization
For 2023, depreciation and amortization increased $6.6 million, or 5.8%, compared to 2022 primarily due to utility plant placed in service in 2022.
Income Taxes
For 2023, income tax benefit increased $18.5 million, or 565.6%, to $15.2 million compared to 2022. The increase in 2023 was primarily due to a decrease in pre-tax operating income from the impact of the delayed final decision by the CPUC on Cal Water's pending 2021 GRC. The Company’s effective combined income tax rate for 2023 was (15.2%) as compared to 6.2% for 2022.
Property and Other Taxes
For 2023, property and other taxes increased $1.2 million, or 3.4%, compared to 2022. The increase was mostly due to an increase in our assessed property values for utility plant placed in service during the year.
Other Income and Expenses
For 2023, net other income and expenses increased $12.1 million, or 101.4% compared to 2022. The increase was due primarily to a $12.1 million increase in the unrealized gains from certain non-qualified benefit plan investments due to market conditions, $5.7 million increase in other components of net periodic benefit credit, and a $1.4 million increase in allowance for equity funds used during construction, which was partially offset by a $2.8 million decrease in non-regulated revenue and a $5.3 million increase in income tax expense.
Net Interest Expense
For 2023, net interest expense increased $5.5 million, or 12.4%, compared to 2022. The increase was primarily due to higher short-term borrowing rates and higher outstanding borrowings on our short-term credit facilities.
Rates and Regulation
The following is a summary of 2023 rate filings. A description of the "Type of Filing" can be found in the "Item 1 - Rates and Regulation" section above. California decisions and resolutions may be found on the CPUC website at www.cpuc.ca.gov.

Type of Filing	Decision/Resolution	Effective Date	Increase (Decrease) Annual Revenue	CA District/ Subsidiary
GRC and Offset Filings
2023 Expense Offset	AL 2465-A	Jan 2023	$5.1 million	5 Districts
2021 GRC Interim Rates	AL 2475	May 2023	4% or 1.5%	18 Districts
2023 Expense Offset	AL 2488	July 2023	$24.6 million	11 Districts
Cost of Capital	AL 2491	July 2023	($7 million)	21 Districts

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
California's normal weather pattern yields little precipitation between mid-spring and mid-fall. The Washington Water service areas receive precipitation in all seasons, with the heaviest amounts during the winter. New Mexico Water's rainfall is heaviest in the summer monsoon season. Hawaii Water receives precipitation throughout the year, with the largest amounts in the winter months. Water usage in all service areas is highest during the warm and dry summers and declines in the cool winter months. Rain and snow during the winter months replenish underground water aquifers and fill reservoirs, providing the water supply for subsequent delivery to customers. Management believes that supply pumped from underground aquifers and purchased from wholesale suppliers will be adequate to meet customer demand during 2024 and thereafter. However, water rationing may be required in future periods, if declared by the state or local jurisdictions. Long-term water supply plans are developed for each of our districts to help assure an adequate water supply under various operating and supply conditions. Some districts have unique challenges in meeting water quality standards, but management believes that supplies will meet current standards using current treatment processes.
Liquidity and Capital Resources
Cash flow from Operations
During 2023, we generated cash flow from operations of $217.8 million, compared to $243.8 million during 2022. The decrease in 2023 was primarily due to a decrease in net income that was primarily due to the delayed final decision from the CPUC on Cal Water's pending 2021 GRC and the net receipt of $17.2 million from the Water Arrearages Payment Program in 2022.
The water business is seasonal. Billed revenue is lower in the cool, wet winter months when less water is used compared to the warm, dry summer months when water use is the highest. This seasonality results in the possible need for short-term borrowings under the bank lines of credit in the event cash is not sufficient to cover operating costs during the winter period. The increase in cash flow during the summer allows for a pay down of short-term borrowings. Customer water usage can be lower than normal in years when more than normal precipitation falls in our service areas or temperatures are lower than normal, especially in the summer months. The reduction in water usage reduces cash flow from operations and increases the need for short-term bank borrowings. Aged accounts receivable past due more than 60 days decreased from $17.6 million as of December 31, 2022 to $15.5 million as of December 31, 2023 mostly due to the resumption of the customer account write off process and offering of a payment plan option for residential customers in California who have past-due balances larger than $50 dollars.
Investing Activities
During 2023 and 2022, we used $383.7 million and $327.8 million, respectively, of cash for capital expenditures, both Company-funded and developer-funded. Cash used in investing activities fluctuates each year largely due to the availability of construction resources and our ability to obtain construction permits in a timely manner.
Financing Activities
During 2023, we borrowed $227.8 million, and paid down $120.0 million on our unsecured revolving credit facilities for general corporate purposes. We also received $21.2 million of advances and contributions in aid of construction, which was reduced by refunds to developers of $9.4 million. We paid $1.8 million for matured First Mortgage Bonds and other long-term debt obligations. In addition, we issued $115.1 million of Company common stock through our at-the-market equity plan and our employee stock purchase plan.
On March 31, 2023, the Company and Cal Water entered into the Company and Cal Water credit facilities, which provide for unsecured revolving credit facilities of up to an initial aggregate amount of $600.0 million for a term of five years. The Company and subsidiaries that it designates may borrow up to $200.0 million under the Company's revolving credit facility (the Company facility). Cal Water may borrow up to $400.0 million under the Cal Water revolving credit facility (the Cal Water facility). Additionally, the credit facilities may be increased by up to an incremental $150.0 million under the Cal Water facility and $50.0 million under the Company facility, subject in each case to certain conditions.

The under-collected net WRAM and MCBA receivable balances were $64.2 million and $104.7 million as of December 31, 2023 and 2022, respectively. The decrease of $40.5 million from December 31, 2022 to December 31, 2023 was primarily due to customer billings during 2023. The under-collected net WRAM and MCBA receivable balances were primarily financed by Cal Water with short-term and long-term financing arrangements to meet operational cash requirements. Interest on the under-collected net WRAM and MCBA receivable balances, the interest recoverable from customers, is limited to the current 90-day commercial paper rate, which is significantly lower than Cal Water's short and long-term financing rates.
At the January 2024 meeting, the Board declared the quarterly dividend, increasing it for the 57th consecutive year. The quarterly dividend was raised from $0.26 to $0.28 per common share. This represents an indicated annual rate of $1.12 per common share. Dividends have been paid for 78 consecutive years. The annual dividends paid per common share in 2023, 2022, and 2021 were $1.04, $1.00 and $0.92, respectively. Earnings not paid as dividends are reinvested in the business for the benefit of stockholders. The dividend payout ratio was 113.8% in 2023, 56.5% in 2022, and 46.9% in 2021 for an average of 72.4% over the 3-year period. Our long-term targeted dividend payout ratio is 60%.
Short-Term Financing
Short-term liquidity is provided by the bank lines of credit described above and by internally generated funds. As of December 31, 2023, there were borrowings of $180.0 million outstanding on our unsecured revolving lines of credit, compared to $70.0 million outstanding on our unsecured revolving lines of credit as of December 31, 2022.
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
The Company and Cal Water facilities contain affirmative and negative covenants and events of default customary for credit facilities of this type including, among other things, limitations and prohibitions relating to additional indebtedness, liens, mergers, and asset sales. Also, the Company and Cal Water facilities contain financial covenants that require the Company and its subsidiaries’ consolidated total capitalization ratio not to exceed 66.7% and an interest coverage ratio of three or more (each as defined in the respective credit agreements). As of December 31, 2023, our consolidated total capitalization ratio was 46.4% and the interest coverage ratio was greater than four. In summary, as of such date, we are in compliance with all of the covenant requirements and are eligible to use the full amount of the undrawn portion of the Company and Cal Water facilities.
Long-Term Financing
Long-term financing is accomplished using both debt and equity. Cal Water was authorized to issue $700.0 million of debt and common stock to finance capital projects and operations by a CPUC decision dated November 5, 2020. In addition, the decision retained approximately $94.0 million of prior financing authority and determined that refinancing long-term debt did not count against the authorization. The CPUC requires that any loans from Cal Water to the Company be at arm’s length. This restriction did not materially affect the Company's ability to meet its cash obligations in 2023. Management does not expect this restriction to have a material impact on the Company's ability to meet its cash obligations in 2024 and beyond.
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

Summarized Statement of Operations
(in thousands)	2023		2022
	Issuer	Guarantor	Issuer	Guarantor
Net sales	$720,577	$—	$775,382	$—
Gross profit	$449,221	$—	$506,890	$—
Income from operations	$82,157	$590	$124,464	$363
Equity in earnings of guarantor		$49,998	$—	$94,339
Net income	$57,168	$51,376	$92,769	$95,263

Summarized Balance Sheet Information
(in thousands)	As of December 31, 2023		As of December 31, 2022
	Issuer	Guarantor	Issuer	Guarantor
Current assets	$213,469	$10,126	$208,962	$31,913
Intercompany receivable from guarantor & non-issuer subsidiaries	3,664	44,882	3,339	34,100
Other assets	479,642	1,190,076	450,668	1,080,720
Long-term intercompany receivable from non-issuer subsidiaries	—	82,610	—	37,869
Net utility plant	3,487,788	—	2,805,242	—
Total assets	$4,184,563	$1,327,694	$3,468,211	$1,184,602

Current liabilities	$351,964	$53,069	$242,538	$35,260
Intercompany payable to non-issuer subsidiaries	—	—	562	—
Long-term debt	1,052,350	—	1,051,994	—
Other liabilities	1,595,852	3,068	1,098,378	2,485
Total Liabilities	$3,000,166	$56,137	$2,393,472	$37,745
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
The following table summarizes our contractual obligations as of December 31, 2023. We generally expect to satisfy these commitments with cash on hand and cash provided by operating activities.

	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
Long-term debt (a)	$1,054,396	$377	$70,711	$20,652	$962,656
Interest payments	942,402	44,124	85,116	81,983	731,179
Advances for construction	199,448	10,800	19,662	18,382	150,604
Pension and postretirement benefits (b)	387,158	27,599	61,926	71,892	225,741
Finance lease obligations (c)	4,244	1,034	3,210	—	—
Operating lease obligations	15,691	2,244	3,696	3,007	6,744
Water supply contracts (d)	599,722	33,362	65,420	65,422	435,518
Total contractual obligations	$3,203,061	$119,540	$309,741	$261,338	$2,512,442
_______________________________________________________________________________
a.Long-term debt payments include annual sinking fund payments on First Mortgage Bonds, maturities of long-term debt, and annual payments on other long-term obligations, exclusive of unamortized debt issuance costs of $4.9 million.
b.Pension and postretirement benefits include $2.8 million of short-term pension obligations.
c.Finance lease obligations represent total cash payments to be made in the future and includes interest expense of $0.3 million.
d.Estimated annual contractual obligations are based on the same payment levels as 2023.
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
Company-funded and developer-funded utility plant expenditures were $383.7 million and $327.8 million in 2023 and 2022, respectively. A majority of capital expenditures was associated with mains and water treatment equipment.
For 2024, our capital program is dependent in part on the timing and nature of regulatory approvals in connection with Cal Water's 2021 GRC. Capital expenditures in California for 2023, excluding developer-funded expenditures, were $326.5 million. Cal Water proposed to the CPUC spending $1.0 billion on water infrastructure investments in 2022-2024. Capital expenditures in California are evaluated in the context of the pending GRC and may change as the case moves forward. We expect our annual capital expenditure to continue to increase during the next five years due to increasing needs to replace and maintain infrastructure.

Management expects there will be developer-funded expenditures in 2024 and expects that these expenditures will be financed by developers through refundable advances for construction and non-refundable contributions in aid of construction. Developers are required to deposit the cost of a water construction project with us prior to our commencing construction work, or the developers may construct the facilities themselves and deed the completed facilities to us. Funds are generally received in advance of incurring costs for these projects. Advances are normally refunded over a 40-year period without interest. Future payments for advances received are listed under contractual obligations above. Because non-Company-funded construction activity is solely at the discretion of developers, we cannot predict the level of future activity. The cash flow impact is expected to be minor due to the structure of the arrangements.
Capital Structure
Total equity was $1,430.3 million at December 31, 2023, compared to $1,322.4 million at December 31, 2022. The Company sold 2,025,891 and 1,802,063 shares of its common stock in 2023 and 2022, respectively through its at-the-market equity program.
Total capitalization, including the current portion of long-term debt, was $2,483.8 million at December 31, 2023 and $2,378.2 million at December 31, 2022. Cal Water repaid $1.8 million of other long-term debt obligations in 2023 and $5.4 million 2022 for matured First Mortgage Bonds and other long-term debt obligations. In future periods, the Company intends to issue common stock and long-term debt to finance our operations. The capitalization ratios will vary depending upon the method we choose to finance our operations.
At December 31, capitalization ratios were:

	2023	2022
Equity	57.6%	55.6%
Long-term debt	42.4%	44.4%
The return (from both regulated and non-regulated operations) on average equity was 3.8% in 2023 compared to 7.7% in 2022. Cal Water does not include construction work in progress in its regulated rate base; instead, Cal Water was authorized to record allowance for funds used during construction (or AFUDC) on construction work in progress, effective January 1, 2017. Construction work in progress for Cal Water was $253.9 million at December 31, 2023 and $219.2 million at December 31, 2022.
Acquisitions
There were no significant acquisitions in 2023 or 2022.
Real Estate Program
We own real estate. From time to time, certain parcels are deemed no longer used or useful for water utility operations. Most surplus properties have a low-cost basis. We developed a program to realize the value of certain surplus properties through sale or lease of those properties. The program will be ongoing for a period of several years. There were no significant sales in 2023 and 2022. As sales are dependent on real estate market conditions, future sales, if any, may or may not be at prior year levels.

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
Over the next 12 months, none of the $1,052.8 million of existing long-term debt instruments are expected to mature. Applying a hypothetical 10 percent increase in the rate of interest charged on those borrowings would not have a material effect on our earnings.

Item 8.    Financial Statements and Supplementary Data.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of California Water Service Group

Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of California Water Service Group and subsidiaries (the "Company") as of December 31, 2023 and 2022, the related consolidated statements of operations, equity, and cash flows, for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company has maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

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

Regulatory Assets and Liabilities - Regulated Utility Accounting— Refer to Notes 2 and 4 to the financial statements
Critical Audit Matter Description
The Company provides regulated utility services under the rules and regulations of the California Public Utilities Commission (the "Commission") in California. The Commission establishes rates that are designed to permit the recovery of the cost of service and a return on investment. The Company’s rates are subject to regulatory rate-setting processes including a General Rate Case proceeding. Because the Company operates almost exclusively in a regulated business, the Company is subject to the accounting standards for regulated entities.
The Company capitalizes and records regulatory assets for costs that would otherwise be charged to expense if it is probable that the incurred costs will be recovered in future rates. If costs expected to be incurred in the future are currently being recovered through rates, the Company records those expected future costs as regulatory liabilities. In addition, the Company records regulatory liabilities when it is probable the Commission will require a refund to be made to the Company’s customers over future periods. Determining probability requires significant judgment by management and includes, but is not limited to, consideration of testimony presented in regulatory hearings, proposed regulatory decisions, final regulatory orders, and the strength or status of applications for rehearing or state court appeals. If the Company determines that a portion of the Company’s assets used in utility operations is not recoverable in customer rates, the Company would be required to recognize the loss of the disallowed assets.
We identified regulated utility accounting as a critical audit matter due to the significant judgments made by management in (1) determining the probability that incurred costs will be recovered in future rates and (2) determining the probability the Commission will require a refund to be made to the Company’s customers over future periods. Given that management considers regulatory hearings, proposed decisions, and final orders in making significant regulatory utility accounting judgments, auditing these judgments required specialized knowledge of regulatory utility accounting.

How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the significant regulatory utility accounting judgments in determining the probability that incurred cost will be recovered in future rates and in determining the probability the Commission will require a refund to be made to the Company’s customers over future periods included the following, among others:
•We tested the effectiveness of management’s controls over the determination of regulatory assets or liabilities and the evaluation of (1) the probability determination of recovery in future rates of costs incurred as regulatory assets, and (2) the probability of a refund over future periods that should be reported as regulatory liabilities.
•We read relevant regulatory orders issued by the Commission for the Company, procedural filings, and other publicly available information, if applicable, to evaluate management’s judgments in determining the probability that incurred cost will be recovered in future rates and in determining the probability the Commission will require a refund to be made to the Company’s customers over future periods in accounting for regulatory assets and liabilities.
•For regulatory matters in process, we inspected the Company’s filings with the Commission, if applicable, that may impact the Company’s future rates, to evaluate whether information in such filings was consistent with the significant judgments made by management.
•We evaluated the Company’s disclosures related to regulated utility accounting, including the balances recorded and regulatory developments.

/s/ DELOITTE & TOUCHE LLP )
San Francisco, California
February 29, 2024

We have served as the Company's auditor since 2008.

CALIFORNIA WATER SERVICE GROUP
Consolidated Balance Sheets

	December 31,
	2023	2022
	(In thousands, except per share data)
ASSETS
Utility plant:
Land	$47,002	$45,861
Depreciable plant and equipment	4,557,964	4,215,619
Construction work in progress	287,596	247,013
Intangible assets	32,921	27,779
Total utility plant	4,925,483	4,536,272
Less accumulated depreciation and amortization	(1,152,228)	(1,063,341)
Net utility plant	3,773,255	3,472,931
Current assets:
Cash and cash equivalents	39,591	62,100
Restricted cash	45,375	22,925
Receivables:
Customers, net	59,349	55,079
Regulatory balancing accounts	64,240	66,826
Other, net	16,431	20,932
Unbilled revenue, net	36,999	33,140
Materials and supplies at weighted average cost	16,170	12,564
Taxes, prepaid expenses, and other assets	18,130	21,969
Total current assets	296,285	295,535
Other assets:
Regulatory assets	257,621	283,620
Goodwill	37,039	36,814
Other	231,333	175,913
Total other assets	525,993	496,347
TOTAL ASSETS	$4,595,533	$4,264,813
CAPITALIZATION AND LIABILITIES
Capitalization:
Common stock, $0.01 par value; 136,000 shares authorized, 57,724 and 55,598 outstanding in 2023 and 2022, respectively	$577	$556
Additional paid-in capital	876,583	760,336
Retained earnings	549,573	556,698
Noncontrolling interests	3,579	4,804
Total equity	1,430,312	1,322,394
Long-term debt, net	1,052,768	1,052,487
Total capitalization	2,483,080	2,374,881
Current liabilities:
Current maturities of long-term debt, net	672	3,310
Short-term borrowings	180,000	70,000
Accounts payable	157,305	140,986
Regulatory balancing accounts	21,540	12,240
Accrued other taxes	4,591	8,607
Accrued interest	6,625	6,490
Other accrued liabilities	59,606	53,017
Total current liabilities	430,339	294,650
Deferred income taxes	352,762	330,251
Regulatory liabilities	683,717	627,740
Pension	82,920	78,443
Advances for construction	199,448	199,832
Contributions in aid of construction	286,491	285,401
Other long-term liabilities	76,776	73,615
Commitments and contingencies (Note 14)
TOTAL CAPITALIZATION AND LIABILITIES	$4,595,533	$4,264,813
See accompanying Notes to Consolidated Financial Statements.

CALIFORNIA WATER SERVICE GROUP
Consolidated Statements of Operations

	For the Years Ended December 31,
	2023	2022	2021
	(In thousands, except per share data)

Operating revenue	$794,632	$846,431	$790,909
Operating expenses:
Operations:
Purchased water	223,833	224,529	225,020
Purchased power	45,656	44,566	37,112
Pump taxes	19,023	16,169	15,342
Administrative and general	142,235	132,718	126,686
Other operations	112,481	116,172	86,392
Maintenance	31,975	31,715	29,592
Depreciation and amortization	121,212	114,575	108,715
Income tax (benefit) expense	(15,189)	3,262	2,805
Property and other taxes	36,271	35,065	32,475
Total operating expenses	717,497	718,771	664,139
Net operating income	77,135	127,660	126,770
Other income and expenses:
Non-regulated revenue	18,509	21,276	22,761
Non-regulated expenses	(11,807)	(24,821)	(17,234)
Other components of net periodic benefit credit	20,215	14,476	9,903
Allowance for equity funds used during construction	5,551	4,127	3,186
Gain on sale of non-utility property	—	—	94
Income tax expense on other income and expenses	(8,408)	(3,113)	(1,287)
Net other income	24,060	11,945	17,423
Interest expense:
Interest expense	52,809	46,686	44,980
Allowance for borrowed funds used during construction	(2,990)	(2,344)	(1,766)
Net interest expense	49,819	44,342	43,214
Net income	51,376	95,263	100,979
Net loss attributable to noncontrolling interests	(535)	(748)	(146)
Net income attributable to California Water Service Group	$51,911	$96,011	$101,125
Earnings per share:
Basic	$0.91	$1.77	$1.96
Diluted	$0.91	$1.77	$1.96
Weighted average number of common shares outstanding:
Basic	56,952	54,320	51,633
Diluted	56,983	54,363	51,633
See accompanying Notes to Consolidated Financial Statements.

CALIFORNIA WATER SERVICE GROUP
Consolidated Statements of Equity
For the Years Ended December 31, 2023, 2022 and 2021

	Common Stock		Additional Paid-in Capital	Retained Earnings	Noncontrolling Interests	Total Equity
	Shares	Amount
	(In thousands)
Balance at December 31, 2020	50,334	$503	$448,632	$461,146	$—	$910,281
Net income (loss)	—	—	—	101,125	(146)	100,979
Issuance of common stock	3,415	34	204,494	—	—	204,528
Repurchase of common stock	(33)	—	(1,767)	—	—	(1,767)
Dividends paid on common stock ($0.9200 per share)	—	—	—	(47,398)	—	(47,398)
Acquisition of business with noncontrolling interest	—	—	—	—	5,294	5,294
Investment in business with noncontrolling interest	—	—	(238)	—	238	—
Balance at December 31, 2021	53,716	537	651,121	514,873	5,386	1,171,917
Net income (loss)	—	—	—	96,011	(748)	95,263
Issuance of common stock	1,916	19	111,742	—	—	111,761
Repurchase of common stock	(34)	—	(2,013)	—	—	(2,013)
Dividends paid on common stock ($1.0000 per share)	—	—	—	(54,186)	—	(54,186)
Investment in business with noncontrolling interest	—	—	(514)	—	514	—
Distribution to noncontrolling interest	—	—	—	—	(348)	(348)
Balance at December 31, 2022	55,598	556	760,336	556,698	4,804	1,322,394
Net income (loss)	—	—	—	51,911	(535)	51,376
Issuance of common stock	2,159	21	117,866	—	—	117,887
Repurchase of common stock	(33)	—	(1,844)	—	—	(1,844)
Dividends paid on common stock ($1.0400 per share)	—	—	—	(59,036)	—	(59,036)
Investment in business with noncontrolling interest	—	—	225	—	(225)	—
Distribution to noncontrolling interest	—	—	—	—	(465)	(465)
Balance at December 31, 2023	57,724	$577	$876,583	$549,573	$3,579	$1,430,312
See accompanying Notes to Consolidated Financial Statements.

CALIFORNIA WATER SERVICE GROUP
Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2023	2022	2021
	(In thousands)
Operating activities:
Net income	$51,376	$95,263	$100,979
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	123,124	117,364	111,581
Amortization of debt premium and expenses	262	369	366
Changes in normalized deferred income taxes	35,627	26,880	25,200
Change in value of life insurance contracts	(4,919)	7,161	(3,800)
Allowance for equity funds used during construction	(5,551)	(4,127)	(3,186)
Stock-based compensation	2,993	5,161	6,805
Gain on sale of non-utility properties	—	—	(94)
(Recovery) write-off of capital costs	(536)	702	524
Changes in operating assets and liabilities:
Receivables	42,711	(40,687)	(12,833)
Water Arrearages Payment Program cash received	—	20,836	—
Water Arrearages Payment Program cash returned	—	(3,609)	—
Unbilled revenue	(3,859)	(381)	1,309
Taxes, prepaid expenses, and other assets	654	(5,104)	(2,745)
Accounts payable	9,896	(7,626)	(2,938)
Other current liabilities	(346)	7,941	1,141
Other changes in noncurrent assets and liabilities	(33,615)	23,629	9,409
Net cash provided by operating activities	217,817	243,772	231,718
Investing activities:
Utility plant expenditures	(383,747)	(327,757)	(293,194)
Proceeds from sale of non-utility properties	—	—	108
Business acquisitions, net of cash acquired	(175)	—	(6,451)
Asset acquisitions	(2,816)	(7,766)	—
Return of investment	—	—	1,000
Purchase of life insurance	(2,681)	(6,688)	(2,335)
Life insurance proceeds	—	6,688	—
Net cash used in investing activities	(389,419)	(335,523)	(300,872)
Financing activities:
Short-term borrowings	227,792	150,000	200,000
Repayment of short-term borrowings	(120,000)	(115,000)	(535,000)
Issuance of long-term debt, net of debt issuance costs of $0 for 2023, $0 for 2022, and $1,064 for 2021	—	—	278,936
Advances and contributions in aid of construction	21,156	25,822	28,171
Refunds of advances for construction	(9,355)	(9,468)	(10,634)
Retirement of long-term debt	(1,811)	(5,423)	(5,353)
Repurchase of common stock	(1,844)	(2,013)	(1,767)
Issuance of common stock	115,106	106,739	197,723
Dividends paid	(59,036)	(54,186)	(47,398)
Distribution to noncontrolling interest	(465)	(348)	—
Net cash provided by financing activities	171,543	96,123	104,678
Change in cash, cash equivalents, and restricted cash	(59)	4,372	35,524
Cash, cash equivalents, and restricted cash at beginning of year	85,025	80,653	45,129
Cash, cash equivalents, and restricted cash at end of year	$84,966	$85,025	$80,653
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest (net of amounts capitalized)	$49,145	$43,768	$41,621
Income taxes (net of refunds)	(3,532)	—	3,661
Supplemental disclosure of investing and financing non-cash activities:
Accrued payables for investments in utility plant	54,382	51,511	57,768
Utility plant contributed by developers	24,203	20,379	19,531
Litigation proceeds for TCP contamination reclassified from liability to depreciable plant and equipment	—	—	9,302
See accompanying Notes to Consolidated Financial Statements.

CALIFORNIA WATER SERVICE GROUP
Notes to Consolidated Financial Statements
December 31, 2023, 2022, and 2021
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
The Company operates in one reportable segment, providing water and water-related utility services.
Basis of Presentation
The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) and include the Company's accounts and those of its wholly and non-wholly owned subsidiaries. The non-wholly owned subsidiary refers to a 92.0% owned subsidiary of Texas Water and is consolidated using the voting interest model as the Company owns a majority of the voting interests in the non-wholly owned subsidiary. All intercompany transactions and balances have been eliminated from the consolidated financial statements. In the opinion of management, the consolidated financial statements reflect all adjustments that are necessary to provide a fair presentation of the results for the periods covered.
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
Noncontrolling Interests
Noncontrolling interests in the Company’s consolidated financial statements represents the 8.0% interest not owned by Texas Water in a consolidated subsidiary. Texas Water obtained control over the subsidiary on May 1, 2021. Since the Company controls this subsidiary, its financial statements are consolidated with those of the Company, and the noncontrolling owner’s 8.0% share of the subsidiary’s net assets and results of operations is deducted and reported as noncontrolling interests on the consolidated balance sheets and as net loss attributable to noncontrolling interests in the consolidated statements of operations. The Company reports noncontrolling interests in consolidated entities as a component of equity separate from the Company’s equity. The Company’s net income attributable to California Water Service Group excludes the net loss attributable to the noncontrolling interests.

CALIFORNIA WATER SERVICE GROUP
Notes to Consolidated Financial Statements (Continued)
December 31, 2023, 2022, and 2021
Dollar amounts in thousands unless otherwise stated
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Operating Revenue
The following table disaggregates the Company’s operating revenue by source for the years ended December 31, 2023, 2022, and 2021:

	2023	2022	2021
Revenue from contracts with customers	$790,334	$772,616	$765,704
Regulatory balancing account revenue	4,298	73,815	25,205
Total operating revenue	$794,632	$846,431	$790,909
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
In the following table, revenue from contracts with customers is disaggregated by class of customers for the years ended December 31, 2023, 2022, and 2021:

	2023	2022	2021
Residential	$463,417	$458,448	$467,365
Business	159,050	153,570	144,565
Multiple residential	67,703	64,481	61,478
Industrial	28,055	26,622	26,569
Public authorities	40,811	41,150	40,501
Other*	31,298	28,345	25,226
Total revenue from contracts with customers	$790,334	$772,616	$765,704
_______________________________________________________________________________
*    Other includes accrued unbilled revenue

CALIFORNIA WATER SERVICE GROUP
Notes to Consolidated Financial Statements (Continued)
December 31, 2023, 2022, and 2021
Dollar amounts in thousands unless otherwise stated
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Regulatory balancing account revenue
Regulatory balancing account revenue is revenue related to revenue mechanisms authorized in California by the California Public Utilities Commission (CPUC), which the Company recognizes as revenue when it is objectively determinable, probable of recovery and expected to be collected within 24 months following the end of the accounting period. Regulatory balancing account revenues are not considered contracts with customers. To the extent that revenue is estimated to be collectible beyond 24 months, recognition is deferred. Due to a delay in resolution of Cal Water's most recent general rate case filing in July of 2021 (2021 GRC), the Company did not recognize a benefit from regulatory revenue mechanisms in 2023. For 2022, the Company's authorized regulatory revenue mechanisms included the Water Revenue Adjustment Mechanism (WRAM).
The WRAM decoupled revenue from the volume of the sales and allowed the Company to recognize the adopted level of volumetric revenues. The variance between adopted volumetric revenues and actual billed volumetric revenues for metered accounts was recorded as regulatory balancing account revenue. The WRAM concluded on December 31, 2022.
Regulatory balancing accounts also includes revenue that is recognized for balancing accounts when it is probable that future recovery of previously incurred costs or future refunds that are to be credited to customers will occur through the ratemaking process. These mechanisms, such as the Modified Cost Balancing Account (MCBA), Conservation Expense Balancing Account (CEBA), Pension Cost Balancing Account (PCBA), and Health Cost Balancing Account (HCBA), generally provide for recovery of the adopted levels of expenses for purchased water, purchased power, pump taxes, water conservation program costs, pensions, and health care. Variances between adopted and actual costs were recorded as regulatory balancing account revenue in 2022. In 2023, in connection with the CPUC's decision to discontinue the use of the WRAM, the variances for CEBA, HCBA, and PCBA are recorded against the originating expense. The MCBA concluded on December 31, 2022.
The CPUC issued a decision effective August 27, 2020 requiring that Class A companies submitting GRC filings after the effective date be (i) precluded from proposing the use of a full decoupling WRAM in their next GRCs and (ii) allowed the use of a Monterey-Style Water Revenue Adjustment Mechanism (MWRAM). In addition, the CPUC's decision allowed for Incremental Cost Balancing Accounts (ICBAs) to replace the MCBA. The MWRAM tracks the difference between the revenue received for actual metered sales through the tiered volumetric rate and the revenue that would have been received with the same actual metered sales if a uniform rate had been in effect. The ICBA tracks differences between the authorized per-unit prices of water production costs and actual per-unit prices of water production costs. Cal Water complied with this decision in its 2021 GRC and the MWRAM and ICBAs will be effective retroactive to January 1, 2023 once approved. The Company did not record a regulatory asset or regulatory liability for the MWRAM or ICBAs for 2023.
In September 2020, Cal Water filed an Application for Rehearing at the CPUC seeking to reverse the August 27, 2020 CPUC decision. In September 2021, the CPUC denied the Application for Rehearing. On or about October 27, 2021, Cal Water along with four other Class A California water utilities filed Petitions for a Writ of Review with the California Supreme Court (Court). On May 18, 2022, the Court issued writs granting review and ordered the CPUC and other filing parties to submit additional pleadings to the Court. The final pleadings were submitted on January 13, 2023. Cal Water anticipates that the Court will schedule an oral argument before it begins deliberations and issues its decision.
Non-Regulated Revenue
The following tables disaggregate the Company’s non-regulated revenue by source for the years ended December 31, 2023, 2022, and 2021:

	2023	2022	2021
Operating and maintenance revenue	$12,499	$12,860	$16,276
Other non-regulated revenue	3,506	5,774	3,741
Non-regulated revenue from contracts with customers	16,005	18,634	20,017
Lease revenue	2,504	2,642	2,744
Total non-regulated revenue	$18,509	$21,276	$22,761

CALIFORNIA WATER SERVICE GROUP
Notes to Consolidated Financial Statements (Continued)
December 31, 2023, 2022, and 2021
Dollar amounts in thousands unless otherwise stated
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
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
Maturities of lease payments to be received are as follows:

Year Ending December 31,	Operating Leases
2024	$3,120
2025	2,210
2026	1,485
2027	575
2028	179
Allowance for Credit Losses
The Company measures expected credit losses for Customer Receivables, Other Receivables, and Unbilled Revenue on an aggregated level. These receivables are generally trade receivables due in one year or less or expected to be billed and collected in one year or less. The expected credit losses for Other Receivables and Unbilled Revenue are inconsequential. Customer receivables include receivables for water and wastewater services provided to residential customers, business, industrial, public authorities, and other customers. The expected credit losses for business, industrial, public authorities, and other customers are inconsequential. The overall risks related to the Company’s receivables are low as water and wastewater services are seen as essential services. The estimate for the allowance for credit losses is based on a historical loss ratio, in conjunction with a qualitative assessment of elements that impact the collectability of receivables to determine if the allowance for credit losses should be further adjusted in accordance with the accounting guidance for credit losses. Management contemplates available current information such as changes in economic factors, regulatory matters, industry trends, payment options and programs available to customers, and methods that the Company is able to use to ensure payment.

CALIFORNIA WATER SERVICE GROUP
Notes to Consolidated Financial Statements (Continued)
December 31, 2023, 2022, and 2021
Dollar amounts in thousands unless otherwise stated
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
The Company reviews its allowance for credit losses using a quantitative assessment, which includes a trend analysis of customer billings and collections, agings by customer class, and unemployment rates. The Company also uses a qualitative assessment, which considers the future collectability on customer outstanding balances, management's estimate of the cash recovery, and a general assessment of the economic conditions in the locations the Company serves. Based on these assessments, the Company adjusts its allowance for credit losses. The Company has also contemplated funds that the Company expects to receive from the California Extended Water and Wastewater Arrearages Payment Program (Program). The Program was created by the California Legislature, is administered by the State Water Resources Control Board and will provide relief to community water and wastewater systems for unpaid bills – arrearages – related to the COVID-19 pandemic. Based on the above assessments, the Company adjusted its allowance for credit losses accordingly.
The following table presents the activity in the allowance for credit losses for the periods ended December 31, 2023, 2022, and 2021:

	2023	2022	2021
Beginning Balance	$5,629	$3,743	5,246
Provision for credit loss expense	2,480	5,887	$1,088
Write-offs	(5,795)	(4,380)	$(3,113)
Recoveries	540	379	$522
Total ending allowance balance	$2,854	$5,629	$3,743
Other Receivables
As of December 31, 2023 and 2022, other receivables were:

	2023	2022
Accounts receivables from developers	$6,391	$7,419
Income tax receivables	1,378	5,496
Other	8,662	8,017
Total other receivables	$16,431	$20,932
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
The following table represents depreciable plant and equipment as of December 31:

	2023	2022
Equipment	$976,704	$915,322
Office buildings and other structures	354,628	339,682
Transmission and distribution plant	3,226,632	2,960,615
Total	$4,557,964	$4,215,619

CALIFORNIA WATER SERVICE GROUP
Notes to Consolidated Financial Statements (Continued)
December 31, 2023, 2022, and 2021
Dollar amounts in thousands unless otherwise stated
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Depreciation of utility plant is computed on a straight-line basis over the assets' estimated useful lives including cost of removal of certain assets as follows:

Useful Lives
Equipment	5 to 50 years
Transmission and distribution plant	40 to 65 years
Office Buildings and other structures	50 years
The provision for depreciation expressed as a percentage of the aggregate depreciable asset balances was 2.81% in 2023, 2.90% in 2022, and 2.96% in 2021.
Allowance for funds used during construction (AFUDC)
The AFUDC represents the capitalized cost of funds used to finance the construction of the utility plant. In general, AFUDC is applied to Cal Water construction projects requiring more than one month to complete. No AFUDC is applied to projects funded by customer advances for construction, contributions in aid of construction, or state-revolving fund loans. AFUDC includes the net cost of borrowed funds and a rate of return on other funds when used, and is recovered through water rates as the utility plant is depreciated.
The amount of AFUDC related to equity funds and to borrowed funds for 2023, 2022, and 2021 are shown in the table below:

	2023	2022	2021
Allowance for equity funds used during construction	$5,551	$4,127	$3,186
Allowance for borrowed funds used during construction	2,990	2,344	1,766
Total	$8,541	$6,471	$4,952
Asset Retirement Obligation
The Company has a legal obligation to retire wells in accordance with State Water Resources Control Board regulations. In addition, upon decommission of a wastewater plant or lift station, certain wastewater infrastructure would need to be retired in accordance with State Water Resources Control Board regulations. An asset retirement cost and corresponding retirement obligation is recorded when a well or waste water infrastructure is placed into service. As of December 31, 2023 and 2022, the retirement obligation is estimated to be $39.0 million and $36.7 million, respectively. The retirement obligation is recorded as part of "Other long-term liabilities" within the Consolidated Balance Sheet. Changes in the retirement obligation only impact the consolidated balance sheets as the Company recognizes a regulatory asset or liability for the timing differences between the recognition of expenses and costs recovered through the ratemaking process.
The following is a reconciliation of the beginning and ending aggregate carrying amount of asset retirement obligations, which are included in “Other long-term liabilities” on the consolidated balance sheets as of December 31, 2023 and 2022:

	2023	2022
Obligation at beginning of the year	$36,692	$29,459
Additional liabilities incurred	262	5,444
Liabilities settled	(128)	—
Accretion	2,209	1,789
Obligation at the end of the year	$39,035	$36,692
Cash, Cash Equivalents, and Restricted Cash
Cash and cash equivalents include highly liquid investments with remaining maturities of three months or less at the time of acquisition. In 2023 and 2022, restricted cash included $0.4 million of proceeds collected through a surcharge on certain customers' bills plus interest earned on the proceeds and is used to service California Safe Drinking Water Bond obligations. In 2023, restricted cash also included $43.8 million of committed cash in Texas Water for a pipeline project (see Note 14).

CALIFORNIA WATER SERVICE GROUP
Notes to Consolidated Financial Statements (Continued)
December 31, 2023, 2022, and 2021
Dollar amounts in thousands unless otherwise stated
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
The following table provides a reconciliation of cash, cash equivalents, and restricted cash within the Consolidated Balance Sheets that total to the amounts shown on the Consolidated Statements of Cash Flows as of December 31:

	2023	2022
Cash and cash equivalents	$39,591	$62,100
Restricted cash	45,375	22,925
Total cash, cash equivalents, and restricted cash shown in the statements of cash flows	$84,966	$85,025
Regulatory Assets and Liabilities
Because the Company operates almost exclusively in a regulated business, the Company is subject to the accounting standards for regulated utilities. The Commissions in the states in which the Company operates establish rates that are designed to permit the recovery of the cost of service and a return on investment. The Company capitalizes and records regulatory assets for costs that would otherwise be charged to expense if it is probable that the incurred costs will be recovered in future rates. Regulatory assets are amortized over the future periods that the costs are expected to be recovered. If costs expected to be incurred in the future are currently being recovered through rates, the Company records those expected future costs as regulatory liabilities. In general, the Company does not earn a return on regulatory assets if the related costs do not accrue interest. Accordingly, the Company earns a return only on its regulatory assets for net WRAM and MCBA, PCBA, HCBA, and IRMA receivables. In addition, the Company records regulatory liabilities when it is probable the Commissions will require a refund to be made to the Company's customers over future periods. As of the December, 31, 2022, the WRAM and MCBA mechanisms concluded.
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
Goodwill is measured as the excess of the cost of an acquisition over the sum of the amounts assigned to identifiable assets acquired less liabilities assumed. Goodwill is not amortized but instead is reviewed annually in the fourth quarter for impairment or more frequently if impairment indicators arise. The impairment test is performed at the reporting unit level using fair-value based approach in which the fair value of the reporting unit is compared to the reporting unit's carrying value. If the fair value of the reporting unit is less than its carrying amount, then an impairment loss is recognized equal to the difference. The Company recorded no goodwill impairments in 2023, 2022, and 2021.

CALIFORNIA WATER SERVICE GROUP
Notes to Consolidated Financial Statements (Continued)
December 31, 2023, 2022, and 2021
Dollar amounts in thousands unless otherwise stated
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Long-Term Debt Premium, Discount and Expense
The premiums, discounts, and issuance expenses on long-term debt are amortized over the original lives of the related debt on a straight-line basis which approximates the effective interest method. Premiums paid on the early redemption of certain debt and the unamortized original issuance discount and expense are amortized over the life of new debt issued in conjunction with the early redemption. Amortization expense included in interest expense for 2023 was $0.3 million and for each of 2022 and 2021 was $0.4 million.
Advances for Construction
Advances for construction consist of payments received from developers for installation of water production and distribution facilities to serve new developments. Advances are excluded from rate base for rate setting purposes. Annual refunds are made to developers without interest. Advances of $199.4 million and $199.8 million, at December 31, 2023 and 2022, respectively, will be refunded primarily over a 40-year period from the date the advance was received in equal annual amounts.
Estimated refunds of advances are shown in the table below.

Year Ending December 31,	Refunds of Advances
2024	$10,800
2025	10,011
2026	9,651
2027	9,381
2028	9,001
Thereafter	150,604
Total refunds	$199,448
Contributions in Aid of Construction
Contributions in aid of construction represent payments received from developers, primarily for fire protection purposes, which are not subject to refunds. Facilities funded by contributions are included in utility plant, but excluded from rate base. Depreciation related to assets acquired from contributions is charged to the Contributions in Aid of Construction liability account.
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
Historically the Commissions have reduced revenue requirements for the tax effects of certain originating temporary differences and have allowed recovery of these tax costs as the related temporary differences reverse. The Commissions have granted the Company rate increases to reflect the normalization of the tax benefits of the federal accelerated methods and available Investment Tax Credits (ITC) for all assets placed in service after 1980. ITCs are deferred and amortized over the lives of the related properties for book purposes. The CPUC sets rates utilizing the flow through method of accounting for state income taxes.
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

CALIFORNIA WATER SERVICE GROUP
Notes to Consolidated Financial Statements (Continued)
December 31, 2023, 2022, and 2021
Dollar amounts in thousands unless otherwise stated
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
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

	2023	2022	2021
	(In thousands, except per share data)
Net income	$51,376	$95,263	$100,979
Net loss attributable to noncontrolling interests	(535)	(748)	(146)
Net income attributable to California Water Service Group	$51,911	$96,011	$101,125
Weighted average common shares, basic	56,952	54,320	51,633
Weighted average common shares, dilutive	56,983	54,363	51,633
Earnings per share—basic	$0.91	$1.77	$1.96
Earnings per share—diluted	$0.91	$1.77	$1.96
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
Accumulated Other Comprehensive Income
The Company did not have any accumulated other comprehensive income or loss transactions as of December 31, 2023 and 2022.
New Accounting Standards
In November 2023, the Financial Standards Accounting Board (FASB) issued Accounting Standards Update (ASU) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures which expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 is effective for the Company's annual periods beginning January 1, 2024, and for interim periods beginning January 1, 2025, with early adoption permitted. The guidance requires retrospective presentation of all prior periods presented in the financial statements. The Company is currently evaluating the potential effect that the updated standard will have on its financial statement disclosures.

CALIFORNIA WATER SERVICE GROUP
Notes to Consolidated Financial Statements (Continued)
December 31, 2023, 2022, and 2021
Dollar amounts in thousands unless otherwise stated
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures to expand the disclosure requirements for income taxes, specifically related to the rate reconciliation and income taxes paid. ASU 2023-09 is effective for the Company's annual periods beginning January 1, 2025, with early adoption permitted. The guidance is applied prospectively with the option of retrospective application for each period presented. The Company is currently evaluating the potential effect that the updated standard will have on its financial statement disclosures.
NOTE 3. OTHER INCOME AND EXPENSES
The Company conducts various non-regulated activities as reflected in the table below:

	2023		2022		2021
	Revenue	Expense	Revenue	Expense	Revenue	Expense
Operating and maintenance	$12,499	$10,786	$12,860	$11,959	$16,276	$16,344
Leases	2,504	26	2,642	46	2,744	230
Design and construction	652	536	416	328	619	611
Meter reading and billing	198	2	534	123	495	79
Interest income	303	—	177	—	171	—
Loss (gain) from non-qualified benefit plan investments	—	(4,919)	—	7,161	—	(3,800)
Other non-regulated income and expenses	2,353	5,376	4,647	5,204	2,456	3,770
Total	$18,509	$11,807	$21,276	$24,821	$22,761	$17,234
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

CALIFORNIA WATER SERVICE GROUP
Notes to Consolidated Financial Statements (Continued)
December 31, 2023, 2022, and 2021
Dollar amounts in thousands unless otherwise stated

NOTE 4. REGULATORY ASSETS AND LIABILITIES
Regulatory assets and liabilities were comprised of the following as of December 31:

	Recovery Period	2023	2022
Regulatory Assets
Property-related temporary differences (tax benefits flowed through to customers)	Indefinite	158,486	143,546
Other accrued benefits	Indefinite	25,363	24,946
Net WRAM and MCBA long-term accounts receivable	Various	10,738	41,558
Asset retirement obligations, net	Indefinite	26,686	24,548
Tank coating	Various	19,602	16,395
IRMA long-term accounts receivable	1-2 years	3,430	3,682
Recoverable property losses	Various	3,121	3,144
PCBA	Various	4,182	19,091
General district balancing account receivable	Various	390	377
Customer assistance program (CAP) and Rate support fund (RSF) accounts receivable	1 year	2,459	2,965
Other regulatory assets	Various	3,164	3,368
Total Regulatory Assets		$257,621	$283,620
Regulatory Liabilities
Cost of removal		$447,356	$414,061
Future tax benefits due to customers		118,051	131,155
Pension and retiree group health		88,728	58,678
HCBA		3,242	14,318
PCBA		8,972	—
CEBA		1,200	6,036
Net WRAM and MCBA long-term payable		2,071	172
Other components of net periodic benefit cost		10,348	2,475
RSF regulatory liability		2,116	—
Other regulatory liabilities		1,633	845
Total Regulatory Liabilities		$683,717	$627,740
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

CALIFORNIA WATER SERVICE GROUP
Notes to Consolidated Financial Statements (Continued)
December 31, 2023, 2022, and 2021
Dollar amounts in thousands unless otherwise stated
NOTE 4. REGULATORY ASSETS AND LIABILITIES (Continued)

The IRMA long-term accounts receivables is the additional amount the Company would have billed customers in 2020 and 2021 had the 2018 GRC been approved on time.
The CAP and RSF are two programs offered by Cal Water that assist qualifying customers with their monthly water bill. The programs are funded by the customers who do not qualify for the assistance. The CAP and RSF regulatory assets represent the amounts due from customers to fund the CAP and RSF credits that were provided to assist qualifying customers. The RSF regulatory liability represents RSF credits that will be provided to assist qualifying customers. The liability was funded by customers.
Cost of removal represents the cumulative differences between the recorded costs to remove assets and amounts collected in rates for expected costs to remove assets at the end of their estimated useful life. Subsequent to the issuance of the 2022 financial statements, the Company determined the cost of removal obligations previously presented in accumulated depreciation and amortization should have been presented as a regulatory liability. As a result, the consolidated balance sheet as of December 31, 2022, has been adjusted to increase regulatory liabilities and decrease accumulated depreciation and amortization by $414.1 million. The adjustment does not affect consolidated net income, earnings per share, total equity or cash flows. Management has concluded that the adjustment is immaterial to the previously issued consolidated financial statements.
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
The PCBA regulatory asset/liability and the HCBA regulatory liability represent incurred pension and healthcare costs that exceeded/were below the cost recovery in rates and is recoverable/refundable from/to customers. The other components of net periodic benefit cost regulatory liabilities are authorized by the Commissions and are probable for customer refund through the capital program.
The conservation program regulatory liability is for incurred conservation costs that were below the cost recovery in rates and is refundable to customers.
Short-term regulatory assets and liabilities are excluded from the above table. The short-term regulatory assets as of December 31, 2023 and 2022 were $64.2 million and $66.8 million, respectively. The short-term regulatory assets, as of December 31, 2023 primarily consisted of net WRAM and MCBA, and PCBA receivables. As of December 31, 2022, the short-term regulatory assets primarily consisted of net WRAM and MCBA, IRMA, and PCBA receivables.
The short-term portion of regulatory liabilities as of December 31, 2023 and 2022 were $21.5 million and $12.2 million, respectively. The short-term regulatory liabilities as of December 31, 2023 primarily consisted of TCJA liabilities and HCBA liabilities. As of December 31, 2022, the short-term regulatory liabilities primarily consisted of TCJA liabilities.

CALIFORNIA WATER SERVICE GROUP
Notes to Consolidated Financial Statements (Continued)
December 31, 2023, 2022, and 2021
Dollar amounts in thousands unless otherwise stated

NOTE 5. INTANGIBLE ASSETS AND GOODWILL
Intangible assets
As of December 31, 2023 and 2022, intangible assets that will continue to be amortized and those not amortized were:

	Weighted Average Amortization Period (years)	2023			2022
		Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Amortized intangible assets:
Water pumping rights	usage	$1,084	$137	$947	$1,084	$132	$952
Water planning studies	13	19,470	10,214	9,256	16,354	9,222	7,132
Leasehold improvements and other	18	5,128	1,837	3,291	3,192	1,614	1,578
Total		$25,682	$12,188	$13,494	$20,630	$10,968	$9,662
Unamortized intangible assets:
Perpetual water rights and other		$7,239	$—	$7,239	$7,149	$—	$7,149
Water pumping rights usage is the amount of water pumped from aquifers to be treated and distributed to customers.
For the year ended December 31, 2023, 2022, and 2021 amortization of intangible assets was $1.5 million, $1.5 million, and $1.4 million, respectively.
Estimated future amortization expense related to intangible assets are shown in the table below:

Year Ending December 31,	Estimated Future Amortization Expense Related to Intangible Assets
2024	$1,839
2025	1,720
2026	1,392
2027	1,144
2028	1,038
Thereafter	6,361
Total	$13,494
Goodwill
Changes in the carrying amount of goodwill for the years ended December 31, 2023 and 2022 were as follows:

	2023	2022
Beginning balance	$36,814	$36,814
Acquisitions	225	—
Total ending goodwill balance	$37,039	$36,814

CALIFORNIA WATER SERVICE GROUP
Notes to Consolidated Financial Statements (Continued)
December 31, 2023, 2022, and 2021
Dollar amounts in thousands unless otherwise stated

NOTE 6. EQUITY
As of December 31, 2023 and 2022, 57,723,738, and 55,597,855 shares, respectively, of common stock were issued and outstanding.
Effective January 1, 2019, the Company implemented an Employee Stock Purchase Plan (ESPP). Under the ESPP, qualified employees are permitted to purchase the Company’s common stock at 90% of the market value of the common stock on the specified stock purchase date. The ESPP is deemed compensatory and compensation costs will be accounted for under ASC 718, Stock Compensation. Employees’ payroll deductions for common stock purchases may not exceed 10% of their salaries. Employees may purchase up to 2,000 shares per period provided that the value of the shares purchased in any calendar year may not exceed $25,000, as calculated pursuant to the ESPP. The Company recorded expense of $0.3 million for 2023, and $0.2 million for 2022, and 2021. The Company issued 50,319, 40,095 and 37,460 shares of common stock related to the ESPP in 2023, 2022, and 2021, respectively.
On April 29, 2022, the Company entered into an equity distribution agreement to sell shares of its common stock having an aggregate gross sales price of up to $350.0 million from time to time depending on market conditions through an at-the-market equity program over the next three years. The Company intends to use the net proceeds from these sales, after deducting commissions on such sales and offering expenses, for general corporate purposes, which may include working capital, construction and acquisition expenditures, investments and repurchases, and redemptions of securities. The Company sold 2,025,891 shares of common stock through its at-the-market equity program and raised proceeds of $112.7 million, net of $1.1 million in sales commissions paid in 2023. The Company sold 1,802,063 shares of common stock through its at-the-market equity program and raised proceeds of $104.6 million net of $1.1 million in commissions paid under the equity distribution agreement in 2022. The Company also incurred $0.2 million and $0.1 million of equity issuance costs in 2023 and 2022, respectively.
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

CALIFORNIA WATER SERVICE GROUP
Notes to Consolidated Financial Statements (Continued)
December 31, 2023 and 2022
Dollar amounts in thousands unless otherwise stated

NOTE 7. SHORT-TERM BORROWINGS
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
The Company and Cal Water facilities contain affirmative and negative covenants and events of default customary for credit facilities of this type including, among other things, limitations and prohibitions relating to additional indebtedness, liens, mergers, and asset sales. Also, the Company and Cal Water facilities contain financial covenants governing the Company and its subsidiaries' consolidated total capitalization ratio and interest coverage ratio. As of December 31, 2023, the Company and Cal Water are in compliance with all of the covenant requirements and are eligible to use the full amount of the undrawn portion of the Company and Cal Water facilities, as applicable.
As of December 31, 2023 and 2022, the outstanding borrowings on the Company lines of credit were $50.0 million and $35.0 million, respectively. Outstanding borrowings on the Cal Water lines of credit as of December 31, 2023 were $130.0 million and $35.0 million as of December 31, 2022. The average borrowing rate for borrowings on the Company and Cal Water lines of credit during 2023 was 6.09% compared to 2.74% for the same period during the prior year.

CALIFORNIA WATER SERVICE GROUP
Notes to Consolidated Financial Statements (Continued)
December 31, 2023 and 2022
Dollar amounts in thousands unless otherwise stated

NOTE 8. LONG-TERM DEBT
As of December 31, 2023 and 2022, long-term debt outstanding was:

	Series	Interest Rate	Maturity Date	2023	2022
First Mortgage Bonds	ZZZ	2.870%	2051	$130,000	$130,000
	1	3.020%	2061	150,000	150,000
	YYY	4.170%	2059	200,000	200,000
	WWW	4.070%	2049	100,000	100,000
	VVV	3.400%	2029	100,000	100,000
	TTT	4.610%	2056	10,000	10,000
	SSS	4.410%	2046	40,000	40,000
	QQQ	3.330%	2025	50,000	50,000
	RRR	4.310%	2045	50,000	50,000
	PPP	5.500%	2040	100,000	100,000
	AAA	7.280%	2025	20,000	20,000
	BBB	6.770%	2028	20,000	20,000
	CCC	8.150%	2030	20,000	20,000
	DDD	7.130%	2031	20,000	20,000
	EEE	7.110%	2032	20,000	20,000
	III	5.540%	2023	—	909
	OOO	6.020%	2031	20,000	20,000
Total First Mortgage Bonds				1,050,000	1,050,909
California Department of Water Resources Loans		1.30% - 1.69%	2027 - 2039	4,195	4,515
Other long-term debt				4,102	5,485
Unamortized debt issuance costs				(4,857)	(5,112)
Total long-term debt, net of unamortized debt issuance costs				1,053,440	1,055,797
Less current maturities of long-term debt, net				672	3,310
Long-term debt, net				$1,052,768	$1,052,487

CALIFORNIA WATER SERVICE GROUP
Notes to Consolidated Financial Statements (Continued)
December 31, 2023 and 2022
Dollar amounts in thousands unless otherwise stated
NOTE 8. LONG-TERM DEBT (Continued)
Maturities of long-term debt as of December 31, 2023 are as follows:

Year Ending December 31,	Long-term debt*
2024	$377
2025	70,354
2026	357
2027	334
2028	20,318
Thereafter	962,656
_______________________________________________________________________________
*    Excludes maturities for finance lease obligations. See note 14 for maturities for finance lease obligations.
On October 4, 2011, Cal Water entered into a finance lease arrangement with the City of Hawthorne to operate the City's water system for a 15-year period. The $2.4 million and $3.2 million finance lease liability as of December 31, 2023 and 2022, respectively, is included in other long-term debt and current maturities set forth above.
NOTE 9. OTHER ACCRUED LIABILITIES
As of December 31, 2023 and 2022, other accrued liabilities were:

	2023	2022
Accrued and deferred compensation	$22,512	$23,188
Accrued benefits and workers' compensation claims	8,276	6,953
Unearned revenue and customer deposits	13,488	8,138
Uninsured loss reserve	5,954	5,320
Due to contracts and agencies	2,992	3,101
Current portion of operating lease	962	1,065
Other	5,422	5,252
Total other accrued liabilities	$59,606	$53,017

CALIFORNIA WATER SERVICE GROUP
Notes to Consolidated Financial Statements (Continued)
December 31, 2023, 2022, and 2021
Dollar amounts in thousands unless otherwise stated
NOTE 10. INCOME TAXES
Income tax expense (benefit) consisted of the following:

	Federal	State	Total
2023
Current	$—	$3	$3
Deferred	508	(7,292)	(6,784)
Total income tax	$508	$(7,289)	$(6,781)
2022
Current	$1,857	$3	$1,860
Deferred	4,726	(211)	4,515
Total income tax	$6,583	$(208)	$6,375
2021
Current	$—	$3,446	$3,446
Deferred	3,322	(2,676)	646
Total income tax	$3,322	$770	$4,092
The Company's December 31, 2023, 2022, and 2021 qualified tax repairs and maintenance deductions totaled $169.7 million, $128.0 million, and $125.5 million, respectively.
At December 31, 2023, the Company had U.S. federal and U.S. state tax net operating loss carry-forwards of approximately $93.3 million and $184.0 million respectively. The U.S. federal and U.S. state net operating loss carry-forwards will both expire at various dates beginning in tax year 2028.
The difference between the recorded and the statutory income tax expense is reconciled in the table below:

	2023	2022	2021
Statutory income tax	$9,365	$21,344	$22,065
Increase (reduction) in taxes due to:
State income taxes net of federal tax benefit	3,718	7,383	7,334
Effect of regulatory treatment of fixed asset differences	(9,478)	(6,274)	(6,327)
Investment tax credits	(74)	(74)	(74)
AFUDC equity	(1,553)	(1,155)	(891)
Stock based stock compensation	677	455	791
TCJA refund	(11,618)	(13,919)	(19,417)
Other	2,182	(1,385)	611
Total income tax	$(6,781)	$6,375	$4,092
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
As of December 31, 2023, the TCJA refund liability was $92.5 million. The Company continues working with other state regulators to finalize the refund to confirm compliance with federal normalization rules.

CALIFORNIA WATER SERVICE GROUP
Notes to Consolidated Financial Statements (Continued)
December 31, 2023, 2022, and 2021
Dollar amounts in thousands unless otherwise stated
NOTE 10. INCOME TAXES (Continued)
The deferred tax assets and deferred tax liabilities as of December 31, 2023 and 2022, are presented in the following table:

	2023	2022
Deferred tax assets:
Developer deposits for contributions in aid of construction	$33,244	$31,589
Net operating loss carry-forward and tax credits	29,406	18,329
Pension liability	16,896	13,860
Income tax regulatory liability	18,364	22,838
Operating leases liabilities	3,796	4,170
Other	3,614	4,264
Total deferred tax assets	105,320	95,050
Deferred tax liabilities:
Property related basis and depreciation differences	437,224	393,007
WRAM/MCBA and interim rates balancing accounts	4,875	14,192
Operating lease-right to use asset	3,746	4,130
Other	12,237	13,972
Total deferred tax liabilities	458,082	425,301
Net deferred tax liabilities	$352,762	$330,251
Based on historical taxable income and future taxable income projections over the period in which the deferred assets are deductible, management believes it is more likely than not that the Company will realize the benefits of the deductible differences.
The following table reconciles the changes in unrecognized tax benefits for the periods ended December 31, 2023, 2022, and 2021:

	2023	2022	2021
Balance at beginning of year	$13,606	$15,850	$13,960
Additions for tax positions taken during current year	2,685	1,955	1,890
Lapse of statute of limitations	—	(4,199)	—
Balance at end of year	$16,291	$13,606	$15,850
The Company does not expect a material change in its unrecognized tax benefits within the next 12 months. The component of unrecognized tax benefits that, if recognized, would affect the effective tax rate as of December 31, 2023, was $5.0 million, with the remaining balance representing the potential deferral of taxes to later years.
The Company's federal income tax years subject to an examination are from 2017 to 2023 and the state income tax years subject to an examination are from 2013 to 2023.

CALIFORNIA WATER SERVICE GROUP
Notes to Consolidated Financial Statements (Continued)
December 31, 2023, 2022, and 2021
Dollar amounts in thousands unless otherwise stated
NOTE 11. EMPLOYEE BENEFIT PLANS
Savings Plan
The Company sponsors a 401(k) qualified defined contribution savings plan that allows participants to contribute up to 50% of pre-tax compensation. Effective January 1, 2010, the Company matches 75 cents for each dollar contributed by the employee up to a maximum Company match of 6.0% of eligible earnings. Company contributions were $8.2 million, $7.1 million, and $7.4 million for the years 2023, 2022, and 2021, respectively.
Pension Plans
The Company provides a qualified, defined-benefit, non-contributory pension plan for substantially all employees. The accumulated benefit obligations of the pension plan are $534.7 million and $505.9 million as of December 31, 2023 and 2022, respectively. The fair value of pension plan assets was $716.3 million and $637.3 million as of December 31, 2023 and 2022, respectively.
Prior to 2010, pension payment obligations were generally funded by the purchase of an annuity from a life insurance company. Beginning in 2010, the pension plan trust pays monthly benefits to retirees, rather than the purchase of an annuity.
The Company also maintains an unfunded, non-qualified, supplemental executive retirement plan (SERP). The unfunded SERP accumulated benefit obligations were $74.1 million and $69.3 million as of December 31, 2023 and 2022, respectively. Benefit payments under the SERP are paid currently. As a non-qualified plan, the SERP has no plan assets, however, the Company has a Rabbi trust designated to provide funding for SERP obligations. The Rabbi trust holds investments in marketable securities and corporate-owned life insurance. The recorded value of these investments was approximately $66.7 million and $59.0 million at December 31, 2023 and 2022, respectively, and is part of "Other" noncurrent assets on the Consolidated Balance Sheets.
Expected payments to be made for the pension and SERP plans are shown in the table below:

Year Ending December 31,	Pension	SERP	Total
2024	$20,301	$2,834	$23,135
2025	21,959	3,104	25,063
2026	23,695	3,381	27,076
2027	25,487	3,712	29,199
2028	27,340	4,024	31,364
2029-2033	165,184	24,590	189,774
Total payments	$283,966	$41,645	$325,611
The expected benefit payments are based upon the same assumptions used to measure the Company's benefit obligation at December 31, 2023, and include estimated future employee service.
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

CALIFORNIA WATER SERVICE GROUP
Notes to Consolidated Financial Statements (Continued)
December 31, 2023, 2022, and 2021
Dollar amounts in thousands unless otherwise stated
NOTE 11. EMPLOYEE BENEFIT PLANS (Continued)
The Company records the costs of postretirement benefits other than pensions (PBOP) during the employees' years of active service. In 2023, the Company recorded postretirement benefit income of $2.9 million. In 2022 and 2021, postretirement benefit expense was recorded for $0.1 million and $0.2 million, respectively.
The expected benefit payments, net of retiree premiums and Medicare Part D subsidies, are shown in the table below.

Year Ending December 31,	Expected Benefit Payments Before Medicare Part D Subsidy	Effect of Medicare Part D Subsidy on Expected Benefit Payments	Expected Benefit Payments Net of Medicare Part D Subsidy
2024	$4,712	$(248)	$4,464
2025	5,011	(275)	4,736
2026	5,353	(302)	5,051
2027	5,782	(329)	5,453
2028	6,234	(358)	5,876
2029-2033	38,176	(2,209)	35,967
Total payments	$65,268	$(3,721)	$61,547
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
The Company applies a risk management framework for managing the risks associated with employee benefit plan trust assets. The guiding principles of this risk management framework are the clear articulation of roles and responsibilities, appropriate delegation of authority, and proper accountability and documentation. Trust investment policies and investment manager guidelines include provisions to ensure prudent diversification, manage risk through appropriate use of physical direct asset holdings and derivative securities, and identify permitted and prohibited investments. The Company retains an investment manager to be the Company's Outsourced Chief Investment Officer (OCIO) and the OCIO was required to make investment decisions for Plan assets within the parameters of the Company's investment policies and guidelines.
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

CALIFORNIA WATER SERVICE GROUP
Notes to Consolidated Financial Statements (Continued)
December 31, 2023, 2022, and 2021
Dollar amounts in thousands unless otherwise stated
NOTE 11. EMPLOYEE BENEFIT PLANS (Continued)
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
Level 3—Inputs to the valuation methodology are unobservable and significant to the fair value measurement.
The following tables present the fair value of plan assets by major asset category at December 31, 2023 and 2022:

	December 31, 2023
	Pension Benefits				Other Benefits
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Fixed Income	$407	$—	$—	$407	$21,891	$—	$—	$21,891
Domestic Equity: Small/Mid Cap Stocks	—	—	—	—	6,437	—	—	6,437
Domestic Equity: Large Cap Stocks	—	—	—	—	—	—	—	—
Non U.S. Equities	—	—	—	—	7,268	—	—	7,268
Emerging markets	—	—	—	—	3,090	—	—	3,090
Assets measured at net asset value (NAV)	—	—	—	715,866	—	—	—	124,681
Total Plan Assets	$407	$—	$—	$716,273	$38,686	$—	$—	$163,367

CALIFORNIA WATER SERVICE GROUP
Notes to Consolidated Financial Statements (Continued)
December 31, 2023, 2022, and 2021
Dollar amounts in thousands unless otherwise stated
NOTE 11. EMPLOYEE BENEFIT PLANS (Continued)

	December 31, 2022
	Pension Benefits				Other Benefits
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Fixed Income	$588	$—	$—	$588	$18,060	$—	$—	$18,060
Domestic Equity: Small/Mid Cap Stocks	—	—	—	—	5,654	—	—	5,654
Domestic Equity: Large Cap Stocks	—	—	—	—	—	—	—	—
Non U.S. Equities	—	—	—	—	6,928	—	—	6,928
Emerging markets	—	—	—	—	3,027	—	—	3,027
Assets measured at NAV	—	—	—	636,742	—	—	—	111,017
Total Plan Assets	$588	$—	$—	$637,330	$33,669	$—	$—	$144,686
The pension benefits fixed income category includes $0.4 million and $0.6 million of money market fund investments as of December 31, 2023 and 2022, respectively. The other benefits fixed income category includes $0.3 million of money market fund investments as of December 31, 2023 and no money market fund investments as of December 31, 2022.
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

CALIFORNIA WATER SERVICE GROUP
Notes to Consolidated Financial Statements (Continued)
December 31, 2023, 2022, and 2021
Dollar amounts in thousands unless otherwise stated
NOTE 11. EMPLOYEE BENEFIT PLANS (Continued)
Changes in Plan Assets, Benefits Obligations, and Funded Status
The following table reconciles the funded status of the plans with the accrued pension liability and the net postretirement benefit liability as of December 31, 2023 and 2022:

	Pension Benefits		Other Benefits
	2023	2022	2023	2022
Change in projected benefit obligation:
Beginning of year	$685,254	$887,477	$101,752	$142,470
Service cost	22,159	34,847	4,489	6,830
Interest cost	34,190	25,596	5,219	4,009
Actuarial (gain) loss (1)	(8,532)	(243,769)	27,208	(49,462)
Benefits paid, net of retiree premiums	(22,302)	(18,897)	(3,935)	(2,095)
End of year	$710,769	$685,254	$134,733	$101,752
Change in plan assets:
Fair value of plan assets at beginning of year	$637,330	$810,469	$144,686	$169,436
Actual return on plan assets	95,280	(171,517)	22,133	(23,326)
Employer contributions	5,965	17,275	189	671
Retiree contributions and Medicare part D subsidies	—	—	2,449	2,176
Benefits paid	(22,302)	(18,897)	(6,557)	(4,421)
Other adjustments	—	—	467	150
Fair value of plan assets at end of year	$716,273	$637,330	$163,367	$144,686

Funded status (2)	$5,504	$(47,924)	$28,634	$42,934
Unrecognized actuarial gain	(66,073)	(19,512)	(26,764)	(44,555)
Unrecognized prior service cost	2,680	3,205	1,428	1,583
Net amount recognized	$(57,889)	$(64,231)	$3,298	$(38)
_______________________________________________________________________________

1.The actuarial gain for pension and other benefits in 2022 was mainly due to a higher discount rate used in the calculation.
2.The short-term portion of the pension benefits was $2.8 million as of December 31, 2023 and $2.6 million as of December 31, 2022 and was recorded as part of other accrued liabilities on the Company's Consolidated Balance Sheets.

CALIFORNIA WATER SERVICE GROUP
Notes to Consolidated Financial Statements (Continued)
December 31, 2023, 2022, and 2021
Dollar amounts in thousands unless otherwise stated
NOTE 11. EMPLOYEE BENEFIT PLANS (Continued)
Amounts recognized on the balance sheet consist of:

	Pension Benefits		Other Benefits
	2023	2022	2023	2022
Noncurrent assets (1)	$91,051	$32,848	$28,634	$42,934
Accrued benefit costs	—	(307)	(1)	(465)
Accrued benefit liability (2)	(85,547)	(80,772)	—	—
Regulatory assets (3)	—	—	—	171
Regulatory liabilities (3)	(63,393)	(16,000)	(25,335)	(42,678)
Net amount recognized	$(57,889)	$(64,231)	$3,298	$(38)
_______________________________________________________________________________
1.Noncurrent assets represent the overfunded status of the employee pension plan and PBOP plan in 2023 and 2022. The amounts are recorded as part of "Other" noncurrent assets on the Consolidated Balance Sheets.
2.Accrued benefit liability represents the underfunded status of the SERP plan in 2023 and 2022. The amounts are recorded as part of "Pension" in the Consolidated Balance Sheets.
3.Changes in the funded status of the plans that would be recorded in accumulated other comprehensive income for an unregulated entity are recorded as a regulatory assets and liabilities as the Company believes it is probable that an amount equal to the regulatory asset or liability will be collected or refunded through the setting of future rates.
Valuation Assumptions
Below are the actuarial assumptions used in determining the benefit obligation for the benefit plans:

	Pension Benefits		Other Benefits
	2023	2022	2023	2022
Weighted average assumptions as of December 31:
Discount rate - employee pension plan	5.25%	5.27%	—	—
Discount rate - SERP	5.19%	5.24%	—	—
Discount rate - other benefits	—	—	5.25%	5.27%
Long-term rate of return on plan assets	7.56%	7.50%	7.41%	7.36%
Rate of compensation increases - employee pension plan	4.25%	4.28%	—	—
Rate of compensation increases - SERP	5.00%	5.00%	—	—
Cost of living adjustment	2.23%	2.25%	—	—
The long-term rate of return assumption is the expected rate of return on a balanced portfolio invested roughly 60% in equities and 40% in fixed income securities. Returns on equity investments were estimated based on estimates of dividend yield and real earnings added to a 2.23% long-term inflation rate. For the pension plans and other benefits, the assumed returns were 8.41% for domestic equities and 9.00% for foreign equities. Returns on fixed-income investments were projected based on investment maturities and credit spreads added to a 2.23% long-term inflation rate. For the pension and other benefit plans, the assumed returns were 5.43% and 5.15%, respectively, for fixed income investments. The Company is using a long-term rate of return of 7.56% for the pension plan and 7.41% for the other benefit plan.

CALIFORNIA WATER SERVICE GROUP
Notes to Consolidated Financial Statements (Continued)
December 31, 2023, 2022, and 2021
Dollar amounts in thousands unless otherwise stated
NOTE 11. EMPLOYEE BENEFIT PLANS (Continued)
Components of Net Periodic Benefit Cost
Net periodic benefit costs for the pension and other postretirement plans for the years ended December 31, 2023 and 2022, included the following components:

	Pension Plan			Other Benefits
	2023	2022	2021	2023	2022	2021
Service cost	$22,159	$34,847	$35,055	$4,489	$6,830	$6,072
Interest cost	34,190	25,596	21,667	5,219	4,009	3,217
Expected return on plan assets	(53,684)	(45,228)	(39,472)	(10,543)	(9,927)	(8,769)
Net amortization and deferral	(3,043)	5,781	10,003	(2,019)	(824)	(293)
Net periodic (income) cost	$(378)	$20,996	$27,253	$(2,854)	$88	$227
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
Below are the actuarial assumptions used in determining the net periodic benefit costs for the benefit plans, which uses the end of the prior year as the measurement date:

	Pension Benefits		Other Benefits
	2023	2022	2023	2022
Weighted average assumptions as of December 31:
Discount rate - employee pension plan	5.27%	3.28%	—	—
Discount rate - SERP	5.24%	3.18%	—	—
Discount rate - other benefits	—	—	5.27%	3.27%
Long-term rate of return on plan assets	7.50%	6.34%	7.36%	5.88%
Rate of compensation increases - employee pension plan	4.28%	4.25%	—	—
Rate of compensation increases - SERP	5.00%	5.00%	—	—
Cost of living adjustment	2.25%	2.20%	—	—
The health care cost trend rate assumption has a significant effect on the amounts reported. For 2023 measurement purposes, the Company assumed a 6.2% annual rate of increase in the per capita cost of covered benefits with the rate decreasing to 6.0% by 2024, then gradually grading down to 4.0% by 2060.
The Company intends to make annual contributions that meet the funding requirements of ERISA. The Company estimates in 2024 that the annual contribution to the pension plans will be $0.7 million and the annual contribution to the other postretirement plan will be $0.2 million.

CALIFORNIA WATER SERVICE GROUP
Notes to Consolidated Financial Statements (Continued)
December 31, 2023, 2022, and 2021
Dollar amounts in thousands unless otherwise stated

NOTE 12. STOCK-BASED COMPENSATION PLANS
The Company's equity incentive plan was approved and amended by stockholders on April 27, 2005 and May 20, 2014. The Company is authorized to issue awards up to 2,000,000 shares of common stock.
During 2023, the Company granted RSAs of common stock to Officers and to the Board of Directors (Board). An RSA share represents the right to receive a share of the Company's common stock and is valued based on the fair market value of the Company's common stock at the date of grant. RSAs granted to Officers vest over 36 months with the first year cliff vesting. In general, RSAs granted to Board vest at the end of 12 months. The RSAs are recognized as expense evenly over 36 months for the shares granted to Officers and 12 months for the shares granted to Board. As of December 31, 2023, there was approximately $1.8 million of total unrecognized compensation cost related to RSAs. The cost is expected to be recognized over a weighted average period of 1.6 years.
A summary of the status of the outstanding RSAs as of December 31, 2023 is presented below:

	Number of RSA Shares	Weighted-Average Grant-Date Fair Value
RSAs at January 1, 2023	52,066	$55.77
Granted	44,215	$55.33
Vested	(40,953)	$55.71
Forfeited	(2,025)	55.59
RSAs at December 31, 2023	53,303	$55.48
During 2023, the Company granted performance-based RSUs of common stock to Officers. Each award reflects a target number shares of common stock that may be issued to the award recipient. The Company may settle RSUs in shares of the Company's common stock, cash or a combination of both. The 2023 awards may be earned upon the completion of a 3-year performance period. Whether RSUs are earned at the end of the performance period will be determined based on the achievement of certain performance objectives set by the Organization and Compensation Committee of the Board in connection with the issuance of the RSUs. The performance objectives are based on the Company's business plan covering the performance period. The performance objectives include achieving the budgeted return on equity, growth in stockholders' equity, and environmental, social, and governance targets. Depending on the results achieved during the 3-year performance period, the actual number of shares that a grant recipient receives at the end of the performance period may range from 0% to 200% of the target shares granted, provided that the grantee is continuously employed by the Company through the vesting date. If prior to the vesting date employment is terminated by reason of death, disability or normal retirement, then a pro rata portion of this award will vest, which has typically been settled in cash. The RSUs are recognized as expense ratably over the 3-year performance period using a fair market value of the Company's common share at the date of grant and an estimated number of RSUs earned during the performance period. As of December 31, 2023, there was approximately $2.4 million of total unrecognized compensation cost related to RSUs. The cost is expected to be recognized over a weighted average period of 1.4 years.
A summary of the status of the outstanding RSUs as of December 31, 2023 is presented below:

	Number of RSU Shares	Weighted-Average Grant-Date Fair Value
RSUs at January 1, 2023	92,625	$54.06
Granted	43,633	$55.48
Performance share award adjustment	14,822	$56.84
Vested	(40,589)	$56.84
Forfeited	(17,413)	$54.43
RSUs at December 31, 2023	93,078	$55.41
The Company has recorded compensation costs for the RSAs and RSUs which are included in administrative and general operating expenses in the amount of $2.7 million for 2023 and $4.9 million for 2022.

CALIFORNIA WATER SERVICE GROUP
Notes to Consolidated Financial Statements (Continued)
December 31, 2023, 2022, and 2021
Dollar amounts in thousands unless otherwise stated

NOTE 13. FAIR VALUE OF FINANCIAL INSTRUMENTS
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

	December 31, 2023
		Fair Value
	Cost	Level 1	Level 2	Level 3	Total
Long-term debt, including current maturities, net	$1,053,440	$—	$965,444	$—	$965,444

	December 31, 2022
		Fair Value
	Cost	Level 1	Level 2	Level 3	Total
Long-term debt, including current maturities, net	$1,055,797	$—	$977,227	$—	$977,227

CALIFORNIA WATER SERVICE GROUP
Notes to Consolidated Financial Statements (Continued)
December 31, 2023, 2022, and 2021
Dollar amounts in thousands unless otherwise stated

NOTE 14. COMMITMENTS AND CONTINGENCIES
Commitments
Water Supply Contracts
The Company has long-term commitments to purchase water from water wholesalers. The commitments are noted in the table below.

Water Supply Contracts*
2024	$33,362
2025	32,708
2026	32,712
2027	32,713
2028	32,709
Thereafter	435,518
_______________________________________________________________________________
*    Estimated annual contractual obligations are based on the same payment levels as 2023.
The Company has a long-term contract with Valley Water that requires the Company to purchase minimum annual water quantities. Purchases are priced at the districts then-current wholesale water rate. The Company operates to purchase sufficient water to equal or exceed the minimum quantities under the contract. The total paid to Valley Water was $12.6 million in 2023, $11.3 million in 2022, and $11.9 million in 2021.
The Company also has a water supply contract with Stockton East Water District (SEWD) that requires a fixed monthly payment. Each year, the fixed monthly payment is adjusted for changes to SEWD's costs. The total paid under the contract was $11.5 million in 2023, $15.3 million in 2022, and $12.9 million in 2021.
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

CALIFORNIA WATER SERVICE GROUP
Notes to Consolidated Financial Statements (Continued)
December 31, 2023, 2022, and 2021
Dollar amounts in thousands unless otherwise stated
NOTE 14. COMMITMENTS AND CONTINGENCIES (Continued)
The Company pays a capital facilities charge and charges related to treated water that together total $11.5 million annually, which equates to $560.22 dollars per acre foot. Total treated water charge for 2023 was $4.7 million. As treated water is being delivered, the Company will also be obligated for the Company's portion of the operating costs; that portion is currently estimated to be $51.69 dollars per acre foot. The actual amount will vary due to variations from estimates, inflation, and other changes in the cost structure. Our overall estimated cost of $560.22 dollars per acre foot is less than the estimated cost of procuring untreated water (assuming water rights could be obtained) and then providing treatment.
On August 16, 2022, BVRT Utility Holding Company (BVRT), a majority owned subsidiary of Texas Water, entered into a long-term water supply agreement with the Guadalupe Blanco River Authority (GBRA) through its wholly owned subsidiary, Camino Real Utility (Camino Real). The Company has provided a limited guarantee to GBRA for the agreed upon obligations. GBRA is a water conservation and reclamation district established by the Texas Legislature that oversees water resources for 10 counties. Under the terms of the agreement with GBRA, Camino Real is contracted to receive up to 2,419 acre-feet of potable water annually. The GBRA agreement involves four off-takers, including Camino Real, and GBRA plans to extend a potable water pipeline from the City of Lockhart to the City of Mustang Ridge and surrounding areas. Camino Real is contracted to be the utility service provider in this area of the Austin metropolitan region and to provide potable water, recycled water, and wastewater services to portions of the City of Mustang Ridge and surrounding areas. In 2022, Camino Real committed $21.5 million for its share of the cost of the pipeline project. In 2023, Camino Real committed an additional $22.3 million for its share of the cost of the pipeline project. As of December 31, 2023, this committed cash has not been transferred to GBRA and is classified as part of restricted cash on the Consolidated Balance Sheets. The Company currently expects this committed cash to be transferred to GBRA in the first half of 2024.
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

CALIFORNIA WATER SERVICE GROUP
Notes to Consolidated Financial Statements (Continued)
December 31, 2023, 2022, and 2021
Dollar amounts in thousands unless otherwise stated
NOTE 14. COMMITMENTS AND CONTINGENCIES (Continued)
Supplemental balance sheet information related to leases was as follows:

	As of December 31, 2023	As of December 31, 2022
Operating leases
Other assets: Other	$13,387	$14,762

Other accrued liabilities	$962	$1,065
Other long-term liabilities	12,605	13,838
Total operating lease liabilities	$13,567	$14,903

Finance leases
Depreciable plant and equipment	$19,087	$19,820
Accumulated depreciation and amortization	(14,339)	(14,017)
Net utility plant	$4,748	$5,803

Current maturities of long-term debt, net	$844	$2,555
Long-term debt, net	3,057	2,675
Total finance lease liabilities	$3,901	$5,230

Weighted average remaining lease term
Operating leases	112 months	119 months
Finance leases	29 months	32 months

Weighted average discount rate
Operating leases	3.6%	3.5%
Finance leases	5.5%	4.4%

CALIFORNIA WATER SERVICE GROUP
Notes to Consolidated Financial Statements (Continued)
December 31, 2023, 2022, and 2021
Dollar amounts in thousands unless otherwise stated
NOTE 14. COMMITMENTS AND CONTINGENCIES (Continued)
The components of lease expense were as follows:

	2023	2022

Operating lease cost	$2,520	$2,514

Finance lease cost:
Amortization of right-of-use assets	$1,609	$1,606
Interest on lease liabilities	190	246
Total finance lease cost	$1,799	$1,852

Short-term lease cost	$1,442	$2,101
Variable lease cost	549	519
Total lease cost	$6,310	$6,986
Supplemental cash flow information related to leases was as follows:

	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,534	$2,498
Operating cash flows from finance leases	$190	$246
Financing cash flows from finance leases	$1,400	$824
Non-cash activities: right-of-use assets obtained in exchange for lease obligations:
Operating leases	$558	$1,634
Finance leases	$(61)	$326
Maturities of lease liabilities as of December 31, 2023 are as follows:

Year Ending December 31,	Operating Leases	Finance Leases
2024	$2,244	$1,034
2025	1,956	2,505
2026	1,740	705
2027	1,547	—
2028	1,460	—
Thereafter	6,744	—
Total lease payments	15,691	4,244
Less imputed interest	(2,124)	(343)
Total	$13,567	$3,901

CALIFORNIA WATER SERVICE GROUP
Notes to Consolidated Financial Statements (Continued)
December 31, 2023, 2022, and 2021
Dollar amounts in thousands unless otherwise stated
NOTE 14. COMMITMENTS AND CONTINGENCIES (Continued)
Contingencies
Groundwater Contamination
The Company has undertaken litigation against third parties to recover past and future costs related to ground-water contamination in our service areas. The cost of litigation is generally expensed as incurred and any settlement is first offset against such costs. The CPUC's general policy requires all proceeds from contamination litigation to be used first to pay transactional expenses, then to make customers whole for water treatment costs to comply with the CPUC's water quality standards. The CPUC allows for a risk-based consideration of contamination proceeds which exceed the costs of the remediation described above and may result in some sharing of proceeds with the shareholder, determined on a case-by-case basis. The CPUC has authorized various memorandum accounts that allow the Company to track significant litigation costs to request recovery of these costs in future filings and uses of proceeds to comply with CPUC's general policy.
Other Legal Matters
From time to time, the Company is involved in various disputes and litigation matters that arise in the ordinary course of business. The status of each significant matter is reviewed and assessed for potential financial exposure. If the potential loss from any claim or legal proceeding is considered probable and the amount of the range of loss can be estimated, a liability is accrued for the estimated loss in accordance with the accounting standards for contingencies. Legal proceedings are subject to uncertainties, and the outcomes are difficult to predict. Because of such uncertainties, accruals are based on the best information available at the time. While the outcome of these disputes and litigation matters cannot be predicted with any certainty, management does not believe when taking into account existing reserves the ultimate resolution of these matters will materially affect the Company's financial position, results of operations, or cash flows. The Company has recognized a liability of $6.0 million for all known legal matters as of December 31, 2023 primarily due to potable water main leaks and other work related legal matters. The cost of litigation is expensed as incurred and any settlement is first offset against such costs. Any settlement in excess of the cost to litigate is accounted for on a case-by-case basis, dependent on the nature of the settlement.
NOTE 15. SUBSEQUENT EVENT
2021 GRC
On January 24, 2024, the assigned CPUC Administrative Law Judges (ALJs) issued a proposed decision (PD) on the litigated 2021 GRC, and concurrently, the assigned CPUC Commissioner issued an alternate proposed decision (APD) opposing and modifying certain decisions made by the ALJs. The PD issued by the ALJs was closer aligned to Cal Water’s requested revenue requirement whereas the APD issued by the assigned Commissioner was closer aligned to the Public Advocates’ requested revenue requirement. On February 13, 2024, Cal Water filed a request to change several elements in the PD and APD, including correction of possible 2021 GRC technical issues. The Company is unable to determine which of the two proposed decisions will be adopted by the CPUC, or if a second alternate proposed decision will be issued by the CPUC. As a result of the uncertainty of the decision that will ultimately be made by the CPUC, the Company is unable to reasonably estimate the impact on 2023 operating revenue and expenses. The 2021 GRC cumulative adjustment plus interest which is retroactive to January 1, 2023, will be recorded when the final decision is issued by the CPUC.

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
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2023. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, have concluded that our disclosure controls and procedures were effective at a reasonable assurance level.
Management's Annual Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended). Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in "Internal Control—Integrated Framework (2013)". Management has concluded that, as of December 31, 2023 our internal control over financial reporting is effective based on these criteria. Our independent registered public accounting firm, Deloitte & Touche LLP, has audited the effectiveness of our internal control over financial reporting as of December 31, 2023, as stated in their report, which is included in Item 8 and incorporated herein.
Changes to Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the fourth quarter of 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.    Other Information.
(a)
On February 28, 2024, the Board adopted an amendment and restatement of the Company’s Amended and Restated Bylaws as previously adopted by the Board (as amended and restated, the “Amended and Restated Bylaws”), effective as of such date, in order to clarify the scope of certain information to be provided in connection with a notice of stockholder business and nominations.
(b) Trading Plans
During the last fiscal quarter, no director or Section 16 officer of the Company adopted or terminated any Rule 10b5-1 or non-Rule 10b5-1 trading arrangement (as defined under SEC rules).
Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.
PART III
Item 10.    Directors and Executive Officers and Corporate Governance.

The information required by this Item as to directors of the Company and the Company's Audit Committee is contained in the sections captioned "Board Structure," "Proposal No. 1—Election of Directors" and, as applicable, "Delinquent Section 16(a) Reports" of the definitive Proxy Statement for our Annual Meeting of Stockholders to be held on or about May 29, 2024 (the "2024 Proxy Statement"), and is incorporated herein by reference.
Information required by this Item regarding executive officers is included in a separate section captioned "Information About Our Executive Officers" contained in Part I of this annual report.
We have adopted codes of ethics that apply to all of our directors, officers, and employees, including our principal executive, financial and accounting officers, or persons performing similar functions. Our codes of ethics are posted on our corporate governance website located at http://www.calwatergroup.com. In addition, amendments to the codes of ethics and any grant of a waiver from a provision of the codes of ethics requiring disclosure under applicable SEC and NYSE rules will be disclosed at the same location as the codes of ethics on our corporate governance website located at http://www.calwatergroup.com within four business days of such amendment or waiver.
Item 11.    Executive Compensation.
The information required by this Item is contained under the captions "Compensation Discussion and Analysis," "Report of the Organization and Compensation Committee of the Board on Executive Compensation," and "Organization and Compensation Committee Interlocks and Insider Participation" of the 2024 Proxy Statement and is incorporated herein by reference.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this Item regarding security ownership of certain beneficial owners and management is contained in the section captioned "Stock Ownership of Management and Certain Beneficial Owners" of the 2024 Proxy Statement and is incorporated herein by reference.
The following table represents securities authorized to be issued under our equity compensation plan:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Rights (a) (1)	Weighted-Average Exercise Price of Outstanding Rights (1)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plan (Excluding Securities Reflected in Column) (a)
Equity compensation plans approved by security holders	93,078	$55.41	1,679,724
Equity compensation plans not approved by security holders	—	—	—
Total	93,078	$55.41	1,679,724
1.Represents restricted stock units, which have no exercise price and are not included in the weighted-average exercise price of outstanding rights.
Item 13.    Certain Relationships and Related Transactions and Director Independence.
The information required by this Item is contained in the sections captioned "Certain Related Persons Transactions" and "Board Structure" of the 2024 Proxy Statement and is incorporated herein by reference.
Item 14.    Principal Accountant Fees and Services.
Information about aggregate fees billed to us by our principal accountant, Deloitte & Touche LLP (PCAOB ID No. 34) will be presented in the sections captioned "Report of the Audit Committee" and "Relationship with the Independent Registered Public Accounting Firm" of the 2024 Proxy Statement and is incorporated herein by reference.
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

3.1	Certificate of Incorporation of California Water Service Group (Exhibit 3.1 to the Quarterly Report on Form 10-Q filed August 9, 2006)
3.2	Certificate of Amendment to Certificate of Incorporation of California Water Service Group (Exhibit 3.1 to the Current Report on Form 8-K filed June 10, 2011)
3.3	Certificate of Amendment to Amended Certificate of Incorporation of California Water Service Group (Exhibit 3.3 to the Quarterly Report on Form 10-Q filed July 28, 2022)
3.4	Certificate of Amendment to Amended Certificate of Incorporation of California Water Service Group (Exhibit 3.4 to the Quarterly Report on Form 10-Q filed July 27, 2023)
3.5	Amended and Restated Bylaws of California Water Service Group, as amended on February 28, 2024
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

Exhibit Number
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

10.13
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

10.27	Offer letter between James P. Lynch and California Water Service Group dated January 2, 2024
21.0	Subsidiaries of the Registrant
22.1	List of Subsidiary Issuers and Guarantors
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Chief Executive Officer certification of financial statements pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Chief Financial Officer certification of financial statements pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.0	Chief Executive Officer and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97	Incentive Compensation Clawback Policy
101	The following materials from this Annual Report on Form 10-K formatted in iXBRL (Inline extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Common Stockholders' Equity and (v) the Notes to the Consolidated Financial Statements.
104	The cover page from this Annual Report on Form 10-K, formatted in iXBRL (included as exhibit 101).
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

CALIFORNIA WATER SERVICE GROUP
	By	/s/ MARTIN A. KROPELNICKI
Date: February 29, 2024		MARTIN A. KROPELNICKI, Chairman, President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated. The members of the Board of Directors who have signed below constitute a majority of the Board of the Directors.

/s/ MARTIN A. KROPELNICKI	President and Chief Executive Officer; Principal Executive Officer; Chairman, Board of Directors	Date: February 29, 2024
MARTIN A. KROPELNICKI

/s/ GREGORY E. ALIFF	Member, Board of Directors	Date: February 29, 2024
GREGORY E. ALIFF

/s/ SHELLY M. ESQUE	Member, Board of Directors	Date: February 29, 2024
SHELLY M. ESQUE

/s/ JEFFREY KIGHTLINGER	Member, Board of Directors	Date: February 29, 2024
JEFFREY KIGHTLINGER

/s/ THOMAS M. KRUMMEL	Member, Board of Directors	Date: February 29, 2024
THOMAS M. KRUMMEL, M.D.

/s/ YVONNE A. MALDONADO	Member, Board of Directors	Date: February 29, 2024
YVONNE A. MALDONADO

/s/ SCOTT L. MORRIS	Member, Board of Directors	Date: February 29, 2024
SCOTT L. MORRIS

/s/ CHARLES R. PATTON	Member, Board of Directors	Date: February 29, 2024
CHARLES R. PATTON

/s/ CAROL M. POTTENGER	Member, Board of Directors	Date: February 29, 2024
CAROL M. POTTENGER

/s/ LESTER A. SNOW	Member, Board of Directors	Date: February 29, 2024
LESTER A. SNOW

/s/ PATRICIA K. WAGNER	Member, Board of Directors	Date: February 29, 2024
PATRICIA K. WAGNER

/s/ DAVID B. HEALEY	Principal Financial Officer	Date: February 29, 2024
DAVID B. HEALEY

/s/ THOMAS A. SCANLON	Corporate Controller, Principal Accounting Officer	Date: February 29, 2024
THOMAS A. SCANLON